Form 10-K
period 2011-12-31
GENERAL ELECTRIC CO
filed 2012-02-24
CIK 40545

United States Securities and Exchange Commission
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the outstanding common equity of the registrant not held by affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was at least $201.5 billion. There were 10,581,257,000 shares of voting common stock with a par value of $0.06 outstanding at February 3, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Shareowners, to be held April 25, 2012, is incorporated by reference into Part III to the extent described therein.

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

We are one of the largest and most diversified technology and financial services corporations in the world. With products and services ranging from aircraft engines, power generation, water processing, and household appliances to medical imaging, business and consumer financing and industrial products, we serve customers in more than 100 countries and employ approximately 301,000 people worldwide. Prior to January 28, 2011, we also operated a media company, NBC Universal, Inc. (NBCU). Effective January 28, 2011, we hold a 49% interest in a media entity that includes the NBC Universal businesses. See the GE Corporate Items and Eliminations section of this Item for additional information. Since our incorporation in 1892, we have developed or acquired new technologies and services that have broadened and changed considerably the scope of our activities.

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

On February 22, 2012, we merged our wholly-owned subsidiary, GECS, with and into GECS’ wholly-owned subsidiary, GECC.  The merger simplified our financial services’ corporate structure by consolidating financial services entities and assets within our organization and simplifying Securities and Exchange Commission and regulatory reporting. Upon the merger, GECC became the surviving corporation and assumed all of GECS’ rights and obligations and became wholly-owned directly by General Electric. Our financial services segment, GE Capital, will continue to comprise the continuing operations of GECC, which now includes the run-off insurance operations previously held and managed in GECS. References to GECS, GECC and the GE Capital segment in this Form 10-K Report relate to the entities or segment as they existed during 2011 and do not reflect the February 22, 2012 merger.

(3)

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; potential market disruptions or other impacts arising in the United States or Europe from developments in the European sovereign debt situation; the impact of conditions in the financial and credit markets on the availability and cost of General Electric Capital Corporation’s (GECC) funding and on our ability to reduce GECC’s asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; changes in Japanese consumer behavior that may affect our estimates of liability for excess interest refund claims (Grey Zone); our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the adequacy of our cash flow and earnings and other conditions which may affect our ability to pay our quarterly dividend at the planned level; the level of demand and financial performance of the major industries we serve, including, without limitation, air and rail transportation, energy generation, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation; strategic actions, including acquisitions, joint ventures and dispositions and our success in completing announced transactions and integrating acquired businesses; the impact of potential information technology or data security breaches; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. These uncertainties are described in more detail in Part I, Item 1A. “Risk Factors” of this Form 10-K Report. We do not undertake to update our forward-looking statements.

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

Operating businesses that are reported as segments include Energy Infrastructure, Aviation, Healthcare, Transportation, Home & Business Solutions and GE Capital. Net earnings of GECS and the effect of transactions between segments are eliminated to arrive at total consolidated data. A summary description of each of our operating segments follows.

Effective January 1, 2011, we reorganized the former Technology Infrastructure segment into three segments – Aviation, Healthcare and Transportation. The results of the Aviation, Healthcare and Transportation businesses were unaffected by this reorganization and we began reporting these as separate segments beginning with our quarterly report on Form 10-Q for the period ended March 31, 2011. Results for 2011 and prior periods in this Form 10-K Report are reported on this basis.

On February 22, 2012, we merged our wholly-owned subsidiary, GECS, with and into GECS’ wholly-owned subsidiary, GECC.  Our financial services segment, GE Capital, will continue to comprise the continuing operations of GECC, which now includes the run-off insurance operations previously held and managed in GECS. References to the GE Capital segment in this Form 10-K Report relate to the segment as it existed during 2011 and does not reflect the February 22, 2012 merger.

We also continue our longstanding practice of providing supplemental information for certain businesses within the segments.

(4)

Energy Infrastructure

Energy Infrastructure (29.7%, 25.1% and 26.3% of consolidated revenues in 2011, 2010 and 2009, respectively) is a leader in the field of development, implementation and improvement of products and technologies that harness resources such as wind, oil, gas and water.

Our operations are located in North America, Europe, Asia, South America and Africa.

To better serve Oil & Gas customers, Energy’s Measurement & Control business was moved to Oil & Gas in October 2011. Measurement & Control addresses sensor-based measurement, inspection, asset condition monitoring and controls needs. In addition, three business units from Energy’s acquisition of Dresser were also transferred to Oil & Gas in 2011.  Prior period results for Energy and Oil & Gas are presented on this basis.

Energy

Energy serves power generation, industrial, government and other customers worldwide with products and services related to energy production, distribution and management. We offer wind turbines as part of our renewable energy portfolio, which also includes solar technology. We also sell aircraft engine derivatives for use as industrial power sources. We sell gas turbines and generators that are used principally in power plants for generation of electricity and for industrial cogeneration and mechanical drive applications. We are a leading provider of Integrated Gasification Combined Cycle (IGCC) technology design and development. IGCC systems convert coal and other hydrocarbons into synthetic gas that is used as the primary fuel for gas turbines in combined-cycle systems. IGCC systems produce fewer air pollutants compared with traditional pulverized coal power plants. We sell steam turbines and generators to the electric utility industry and to private industrial customers for cogeneration applications. Nuclear reactors, fuel and support services for both new and installed boiling water reactors are offered through joint ventures with Hitachi and Toshiba. In addition, we design and manufacture motors and control systems used in industrial applications primarily for oil and gas extraction and mining. We provide our customers with solutions to meet their needs through a broad portfolio of aftermarket services, including equipment upgrades, long-term maintenance service agreements, repairs, equipment installation, monitoring and diagnostics, asset management and performance optimization tools, remote performance testing and Dry Low NOx (DLN) tuning. We continue to invest in advanced technology development that will provide more value to our customers and more efficient solutions that comply with today’s strict environmental regulations.

Energy also offers water treatment solutions for industrial and municipal water systems including the supply and related services of specialty chemicals, water purification systems, pumps, valves, filters and fluid handling equipment for improving the performance of water, wastewater and process systems, including mobile treatment systems and desalination processes.

On February 1, 2011, March 2, 2011 and September 2, 2011, we completed the acquisitions of Dresser, Inc., Lineage Power Holdings, Inc. (Lineage Power) and Converteam, respectively.  The Dresser acquisition broadens the product portfolio with technologies for gas engines. The acquisition of Lineage Power, a provider of high-efficiency power conversion infrastructure technology and services for the telecommunications and datacenter industries, continues the expansion of Energy’s offerings from the electric grid to datacenters, cell towers, routers, servers and circuit board electronics. Converteam, a provider of electrification and automation equipment and systems, adds significant product and service capabilities in power electronics, industrial automation and process controls.

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

(5)

Energy is party to revenue sharing programs that share the financial results of certain aeroderivative lines. These businesses are controlled by Energy, but counterparties have an agreed share of revenues as well as development and component production responsibilities. At December 31, 2011, such counterparty interests ranged from 17% to 48% of various programs; associated distributions to such counterparties are accounted for as costs of production.

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

To ensure that the installed base is maintained at peak condition, our service business has over 40 service centers and workshops in the world's main oil and gas extraction and production regions. The business also provides upgrades to customers’ machines, using the latest available technology, to extend production capability and environmental performance. We also provide pipeline integrity solutions, sensor-based measurement, inspection, asset condition monitoring, controls, and radiation measurement solutions. Oil & Gas also offers integrated solutions using sensors for temperature, pressure, moisture, gas and flow rate as well as non-destructive testing inspection equipment, including radiographic, ultrasonic, remote visual and eddy current.

On February 4, 2011 and April 26, 2011, we completed the acquisitions of Wellstream PLC and the Well Support division of John Wood Group PLC, respectively.  Wellstream PLC expands the Oil & Gas portfolio with flexible subsea risers and flow lines. The Well Support division of John Wood Group PLC adds equipment, including electrical submersible pumps, that helps extract more oil and gas from mature fields. On February 1, 2011, we completed the acquisition of Dresser, Inc. which broadens the Oil & Gas product portfolio in control and relief valves, measurement, regulation and control solutions for gas and fuel distributions.

For information about orders and backlog, see the Segment Operations section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

Aviation

Aviation (12.8%, 11.8% and 12.1% of consolidated revenues in 2011, 2010 and 2009, respectively) is one of the world’s leading providers of jet engines and related services with operations in North America, Europe, Asia and South America.

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

(6)

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

Revenue sharing programs are a standard form of cooperation for specific product programs in the aviation industry. These businesses are controlled by Aviation, but counterparties have an agreed share of revenues as well as development and component production responsibilities. At December 31, 2011, such counterparty interests ranged from 2% to 49% of various programs; associated distributions to such counterparties are accounted for as costs of production.

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

Healthcare

Healthcare (12.3%, 11.3% and 10.4% of consolidated revenues in 2011, 2010 and 2009, respectively) is one of the world’s leading providers of essential healthcare technologies to developed, developing and emerging countries.  Our operations are located in North America, Europe, Asia and South America.

(7)

Healthcare has expertise in medical imaging and information technologies, medical diagnostics, patient monitoring systems, disease research, drug discovery and biopharmaceutical manufacturing technologies. We are dedicated to predicting and detecting disease earlier, monitoring its progress and informing physicians, and helping physicians tailor treatment for patients. Healthcare manufactures, sells and services a wide range of medical equipment that helps provide a fast, non-invasive way for doctors to see broken bones, diagnose trauma cases in the emergency room, view the heart and its function, and identify early stages of cancers or brain disorders. With diagnostic imaging systems such as Magnetic Resonance (MR), Computed Tomography (CT) and Positron Emission Tomography (PET) scanners, X-ray, nuclear imaging, digital mammography, and Molecular Imaging technologies, Healthcare creates products that allow clinicians to see inside the human body more clearly than ever. In addition, Healthcare-manufactured technologies include patient and resident monitoring, diagnostic cardiology, ultrasound, bone densitometry, anesthesiology and oxygen therapy, and neonatal and critical care devices. Medical diagnostics and life sciences products include diagnostic imaging agents used in medical scanning procedures, drug discovery, biopharmaceutical manufacturing and purification, and tools for protein and cellular analysis for pharmaceutical and academic research, including existing and a pipeline of precision molecular diagnostics in development for neurology, cardiology and oncology applications.

Our product services include remote diagnostic and repair services for medical equipment manufactured by GE and by others, as well as computerized data management, information technologies and customer productivity services.

We compete with a variety of U.S. and non-U.S. manufacturers and services operations. Technological competence and innovation, excellence in design, high product performance, quality of services and competitive pricing are among the key factors affecting competition for these products and services. Products and services are sold worldwide primarily to hospitals, medical facilities, pharmaceutical and biotechnology companies, and to the life science research market.

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

Transportation

Transportation (3.3%, 2.3% and 2.5% of consolidated revenues in 2011, 2010 and 2009, respectively) provides technology solutions for customers in a variety of industries including railroad, transit, mining, oil and gas, power generation and marine. We serve customers in more than 100 countries in North America, Europe, Asia, South America and Africa.

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

(8)

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

Home & Business Solutions

Home & Business Solutions (5.7%, 5.8% and 5.5% of consolidated revenues in 2011, 2010 and 2009, respectively) sells products that share several characteristics − competitive design, efficient manufacturing and effective distribution and service. Cost control, including productivity, is key in the highly competitive markets in which we compete. We also invest in the development of differentiated, premium products that are more profitable such as energy efficient solutions for both consumers and businesses. Home & Business Solutions’ products such as major appliances and a subset of lighting products are primarily directed to consumer applications, while other lighting products and automation solutions are directed towards commercial and industrial applications.

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

Intelligent Platforms

Intelligent Platforms provides plant automation, hardware, software and embedded computing systems including advanced software, controllers, embedded systems, motion control and operator interfaces.

We have global operations located in North America, Europe, Asia and Latin America.

GE Capital

GE Capital (31.0%, 31.0% and 31.7% of consolidated revenues in 2011, 2010 and 2009, respectively) businesses offer a broad range of financial services and products worldwide for businesses of all sizes. Services include commercial loans and leases, fleet management, financial programs, home loans, credit cards, personal loans and other financial services. GE Capital also develops strategic partnerships and joint ventures that utilize GE’s industry-specific expertise in aviation, energy, infrastructure, healthcare and media to capitalize on market-specific opportunities.

During 2011, GE Capital provided approximately $104 billion of new financings in the U.S. to various companies, infrastructure projects and municipalities. Additionally, we extended approximately $87 billion of credit to approximately 56 million U.S. consumers. GE Capital provided credit to approximately 19,600 new commercial customers and 37,000 new small businesses in the U.S. during 2011 and ended the period with outstanding credit to more than 284,000 commercial customers and 191,000 small businesses through retail programs in the U.S.

(9)

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

Commercial Lending and Leasing (CLL)

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

In December 2011, we announced that GE Capital Financial Inc., our industrial bank, is acquiring MetLife’s U.S. retail deposit business, which is an established online bank with approximately $7.5 billion in U.S. retail deposits that will allow CLL to better serve its middle-market commercial customers.  The transaction is targeted to close in mid-2012 pending regulatory approval.

In 2011, we completed the sale of our CLL marine container leasing business, which consists of our controlling interests in the GE SeaCo joint venture along with other owned marine container assets, and our CLL trailer fleet services business in Mexico.

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

We operate in a highly competitive environment. Our competitors include commercial banks, investment banks, leasing companies, financing companies associated with manufacturers, and independent finance companies. Competition related to our lending and leasing operations is based on price, that is, interest rates and fees, as well as deal structure and terms. More recently, there has been a disruption in the capital markets and in access to and availability of capital as well as the exit of some competitors. Profitability is affected not only by broad economic conditions that affect customer credit quality and the availability and cost of capital funding, but also by successful management of credit risk, operating risk and market risks such as interest rate and currency exchange risks. Success requires high quality risk management systems, customer and industry specific knowledge, diversification, service and distribution channels, strong collateral and asset management knowledge, deal structuring expertise and the ability to reduce costs through technology and productivity.

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

(10)

In 2011, we entered into agreements to sell our Consumer Singapore business and our Consumer home lending operations in Australia and New Zealand (Australian Home Lending) and classified them as discontinued operations.  Both dispositions were completed during 2011.

In the first quarter of 2011, we sold a substantial portion of our Garanti Bank equity investment.  Following the sale, we hold a 2.25% equity ownership interest, which is classified as an available-for-sale security.

In 2010, we entered into agreements to sell our U.S. recreational vehicle and marine equipment financing portfolio (Consumer RV Marine) and Consumer Mexico and classified them as discontinued operations. Both dispositions were completed during 2011.

Also, in 2010, we committed to sell our Consumer business in Canada, which was completed during 2011; and we purchased sales finance portfolios from Citi Retail Partner Cards, which provides consumer financing programs and related services to small to mid-sized retailers and dealers.

In 2009, we completed the sale of our Consumer businesses in Austria and Finland, the credit card and auto businesses in the U.K., and the credit card business in Ireland in exchange for a 100% ownership in Interbanca S.p.A. Also in 2009, we completed the sale of a portion of our Australian residential mortgage business.

In June 2009, we increased our ownership to a controlling interest in BAC Credomatic GECF Inc. (BAC) and, in December 2010, completed the sale of BAC. BAC has been classified as a discontinued operation.

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

Real Estate

Real Estate offers a range of capital and investment solutions, including equity capital for acquisition or development, as well as fixed and floating rate mortgages for new acquisitions or re-capitalizations of commercial real estate worldwide. Our business finances, with both equity and loan structures, the acquisition, refinancing and renovation of office buildings, apartment buildings, retail facilities, hotels, parking facilities and industrial properties. Our typical real estate loans are intermediate term, senior, fixed or floating-rate, and are secured by existing income-producing commercial properties. We invest in, and provide restructuring financing for, portfolios of commercial mortgage loans, limited partnerships and tax-exempt bonds.

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

(11)

Energy Financial Services

Energy Financial Services invests in long-lived, capital-intensive energy projects and companies by providing structured equity, debt, leasing, partnership financing, project finance and broad-based commercial finance. We also invest in early-to-later-stage companies that are pursuing new technologies and services in the energy industry. In May 2010, we sold our general partnership interest in Regency Energy Partners L.P. (Regency), a midstream natural gas services provider, and retained a limited partnership interest. This resulted in the deconsolidation of Regency.

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

GE Capital Aviation Services (GECAS)

GECAS engages in commercial aircraft leasing and finance, delivering fleet and financing services to companies across the spectrum of the aviation industry. Our product offerings include leases and secured loans on commercial passenger aircraft, freighters and regional jets; engine leasing and financing services; aircraft parts solutions; and airport equity and debt financing. We also co-sponsor an infrastructure private equity fund, which invests in large infrastructure projects including gateway airports.

We operate in a highly competitive environment. Our competitors include aircraft manufacturers, banks, financial institutions, equity investors, and other finance and leasing companies. Competition is based on lease rate financing terms, aircraft delivery dates, condition and availability, as well as available capital demand for financing.

GECC Corporate Items and Eliminations

GECC Corporate Items and Eliminations primarily include unallocated Treasury and Tax operations; Trinity, a group of sponsored special purpose entities; the effects of eliminating transactions between GE Capital’s five operating businesses; underabsorbed corporate overhead; and certain non-allocated amounts determined by the GECC Chairman.

GE Corporate Items and Eliminations

GE Corporate Items and Eliminations includes the results of disposed businesses in which we retain an unconsolidated interest, principal retirement plan costs and underabsorbed corporate overhead, which includes research and development spending (including our Global Research Centers) and costs related to our Global Growth & Operations organization.

On January 28, 2011, we transferred the assets of our NBC Universal (NBCU) business and Comcast Corporation (Comcast) transferred certain of its assets to a newly formed entity, NBCUniversal LLC (NBCU LLC). In connection with the transaction, we received cash from Comcast and a 49% interest in NBCU LLC. Prior to this transaction, NBCU operated as a consolidated diversified media and entertainment company focused on the development, production and marketing of entertainment, news and information, sports and other content to a global audience. Following the transaction, we deconsolidated NBCU and we account for our investment in NBCU LLC under the equity method.

During 2009, we sold an 81% interest in our safety screening and detection business, GE Homeland Protection, Inc., to SAFRAN, and in the first quarter of 2010, we sold our other remaining Security business. Prior to its sale, it offered security and life safety technologies, including intrusion and access control, video surveillance and sensor monitoring equipment, fire detection and real estate and property control.

Discontinued Operations

Discontinued operations primarily comprised BAC, GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), Consumer RV Marine, Consumer Mexico, Consumer Singapore and Australian Home Lending.

(12)

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

Orders and Backlog

GE Infrastructure equipment orders increased 24% to $50.1 billion at December 31, 2011. Total GE Infrastructure backlog increased 14% to $200.2 billion at December 31, 2011, composed of equipment backlog of $52.7 billion and services backlog of $147.5 billion. Orders constituting backlog may be cancelled or deferred by customers, subject in certain cases to penalties. See the Segment Operations section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report for further information.

Research and Development

GE-funded research and development expenditures were $4.6 billion, $3.9 billion and $3.3 billion in 2011, 2010 and 2009, respectively. In addition, research and development funding from customers, principally the U.S. government, totaled $0.8 billion, $1.0 billion and $1.1 billion in 2011, 2010 and 2009, respectively.  Aviation accounts for the largest share of GE’s research and development expenditures with funding from both GE and customer funds. Energy Infrastructure’s Energy business and Healthcare also made significant expenditures funded primarily by GE.

Environmental Matters

Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. We are involved in a number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to approximately $0.3 billion in 2011, $0.2 billion in 2010 and $0.3 billion in 2009. We presently expect that such remediation actions will require average annual expenditures of about $0.4 billion for each of the next two years.

In 2006, we entered into a consent decree with the Environmental Protection Agency (EPA) to dredge PCB-containing sediment from the upper Hudson River. The consent decree provided that the dredging would be performed in two phases. Phase 1 was completed in May through November of 2009. Between Phase 1 and Phase 2 there was an intervening peer review by an independent panel of national experts. The panel evaluated the performance of Phase 1 dredging operations with respect to Phase 1 Engineering Performance Standards and recommended proposed changes to the standards. On December 17, 2010, EPA issued its decision setting forth the final performance standards for Phase 2 of the Hudson River dredging project, incorporating aspects of the recommendations from the independent peer review panel and from GE. In December 2010, we agreed to perform Phase 2 of the project in accordance with the final performance standards set by EPA and increased our reserve by $0.8 billion in the fourth quarter of 2010 to account for the probable and estimable costs of completing Phase 2. In 2011, we completed the first year of Phase 2 dredging and commenced work on planned upgrades to the Hudson River wastewater processing facility.  Based on the results from 2011 dredging and our best professional engineering judgment, we believe that our current reserve continues to reflect our probable and estimable costs for the remainder of Phase 2 of the dredging project.

(13)

Employees and Employee Relations

At year-end 2011, General Electric Company and consolidated affiliates employed approximately 301,000 persons, of whom approximately 131,000 were employed in the United States. For further information about employees, see Part II, Item 6. “Selected Financial Data” of this Form 10-K Report.

Approximately 15,800 GE manufacturing and service employees in the United States are represented for collective bargaining purposes by a total of approximately 108 different union local bargaining units. A majority of such employees are represented by union locals that are affiliated with, and bargain in coordination with, the IUE-CWA, The Industrial Division of the Communication Workers of America, AFL-CIO, CLC. During 2011, we negotiated four-year agreements with most of our U.S. unions.  These agreements modestly increase ongoing costs over the term of the contracts on an aggregate basis.  However, the agreements also implement new features that focus on cost containment for health and pension plans.  Beginning January 1, 2012, all production employees will participate in a new consumer-directed health plan.  In addition, production employees who commence service on or after that date will not be eligible to participate in the GE Pension Plan, but will participate in a defined contribution retirement plan.

Other GE affiliates are parties to labor contracts with various labor unions, also with varying terms and expiration dates, that cover approximately 3,400 employees.

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

Sales of goods and services to agencies of the U.S. Government as a percentage of revenues follow.

	% of Consolidated Revenues			% of GE Revenues
	2011	2010	2009	2011	2010	2009

Total sales to U.S. Government Agencies	3%	3%	4%	4%	5%	5%
Aviation segment
defense-related sales	3	3	3	4	4	4

GE is a trademark and service mark of General Electric Company.

The Company’s Internet address is www.ge.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, www.ge.com/en/company/investor/secfilings.htm, as soon as reasonably practicable after they are filed electronically with the U.S. Securities and Exchange Commission (SEC). Copies are also available, without charge, from GE Corporate Investor Communications, 3135 Easton Turnpike, Fairfield, CT 06828-0001. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. References to our website addressed in this report are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

(14)

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

Our growth is subject to global economic and political risks.
We operate in virtually every part of the world and serve customers in more than 100 countries. In 2011, approximately 53% of our revenue was attributable to activities outside the United States.  Our operations are subject to the effects of global competition and geopolitical risks.  They are also affected by local economic environments, including inflation, recession, currency volatility and actual or anticipated default on sovereign debt. Political changes, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location.  While some of these global economic and political risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful, and our ability to engage in such mitigation has decreased or become even more costly as a result of more volatile market conditions.

We are subject to a wide variety of laws, regulations and government policies that may change in significant ways.
Our businesses are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies. There can be no assurance that laws and regulations will not be changed in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. In particular, U.S. and non-U.S. governments are undertaking a substantial revision of the regulation and supervision of bank and non-bank financial institutions, consumer lending, the over-the-counter derivatives market and tax laws and regulations, which changes may have an effect on GE’s and GE Capital’s structure, operations, liquidity, effective tax rate and performance. We are also subject to a number of trade control laws and regulations that may affect our ability to sell our products in global markets. In addition, we are subject to regulatory risks from laws that reduce the allowable lending rate or limit consumer borrowing, local capital requirements that may increase the risk of not being able to retrieve assets, and changes to tax law that may affect our return on investments. For example, GE’s effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with non-U.S. banks and other non-U.S. financial institutions in global markets. This provision, which expired at the end of 2011, had been scheduled to expire and had been extended by Congress on six previous occasions, including in December of 2010, but there can be no assurance that it will be extended, including retroactively. In the event the provision is not extended after 2011, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. If this provision is not extended, we expect our effective tax rate to increase significantly after 2012. In addition, efforts by public and private sectors to control the growth of healthcare costs may lead to lower reimbursements and increased utilization controls related to the use of our products by healthcare providers. Continued government scrutiny, including reviews of the U.S. Food and Drug Administration (U.S. FDA) medical device pre-market authorization and post-market surveillance processes, may impact the requirements for marketing our products and slow our ability to introduce new products, resulting in an

(15)

adverse impact on our business. Furthermore, we have been, and expect to continue, participating in U.S. and international governmental programs, which require us to comply with strict governmental regulations. Inability to comply with these regulations could adversely affect our status in these projects and adversely affect our results of operations, financial position and cash flows.

We are subject to legal proceedings and legal compliance risks.
We are subject to a variety of legal proceedings and legal compliance risks in virtually every part of the world. We, our representatives, and the industries in which we operate are at times being reviewed or investigated by regulators and other governmental authorities, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Additionally, we and our subsidiaries are involved in a sizable number of remediation actions to clean up hazardous wastes as required by federal and state laws. These include the dredging of polychlorinated biphenyls from a 40-mile stretch of the upper Hudson River in New York State, as described in Item 1. “Business” of this Form 10-K Report. We are also subject to certain other legal proceedings described in Item 3. “Legal Proceedings” of this Form 10-K Report. While we believe that we have adopted appropriate risk management and compliance programs, the global and diverse nature of our operations means that legal and compliance risks will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time.

The success of our business depends on achieving our strategic objectives, including through acquisitions, joint ventures and dispositions.
With respect to acquisitions and joint ventures, we may not achieve expected returns and other benefits as a result of various factors, including integration and collaboration challenges, such as personnel and technology. We also participate in a number of joint ventures with other companies or government enterprises in various markets around the world, including joint ventures where we may not have control.  By their nature, these collaborations may involve a lesser degree of control over the business operations of the joint venture, which may expose us to additional operational, financial, legal or compliance risks.  We also continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives. Alternatively, we may dispose of a business at a price or on terms that are less than we had anticipated. After reaching an agreement with a buyer or seller for the acquisition or disposition of a business, we are subject to satisfaction of pre-closing conditions as well as to necessary regulatory and governmental approvals on acceptable terms, which may prevent us from completing the transaction. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside of our control could affect our future financial results.

Sustained increases in costs of pension and healthcare benefits may reduce our profitability.
Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. U.S. generally accepted accounting principles (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we use to estimate pension expense for 2012 are the discount rate and the expected long-term rate of return on the plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to Accumulated gains (losses) – net, Benefit plans. At the end of 2011, the GE Pension Plan was underfunded, on a U.S. GAAP basis, by $13.2 billion, and the GE Supplementary Pension Plan, an unfunded plan, had a projected benefit obligation of $5.2 billion. For a discussion regarding how our financial statements can be affected by pension plan accounting policies, see Critical Accounting Estimates – Pension Assumptions in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act (ERISA). Failure to achieve expected returns on plan assets driven by various factors, which could include a continued environment of low interest rates or sustained market volatility, could

(16)

also result in an increase to the amount of cash we would be required to contribute to pension plans. In addition, upward pressure on the cost of providing healthcare benefits to current employees and retirees may increase future funding obligations. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce our profitability.

Conditions in the financial and credit markets may affect the availability and cost of funding.
As disclosed in more detail in the Liquidity and Borrowings section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report, a large portion of our borrowings is in the form of commercial paper and long-term debt. We continue to rely on the availability of the unsecured debt markets to access funding for term maturities for 2012 and beyond and to fund our operations without incurring additional U.S. tax. In addition, we rely on the availability of the commercial paper markets to refinance maturing commercial paper debt throughout the year. In order to further diversify our funding sources, GE Capital continues to expand its reliance on alternative sources of funding, including bank deposits, securitizations and other asset-based funding. There can be no assurance that we will succeed in increasing the diversification of our funding sources or that the short and long-term credit markets will be available or, if available, that the cost of funding will not substantially increase and affect our overall profitability. Factors that may cause an increase in our funding costs include: a decreased reliance on short-term funding, such as commercial paper, in favor of longer-term funding arrangements; decreased capacity and increased competition among debt issuers; and increased competition for deposits in our affiliate banks’ markets. If GE Capital’s cost of funding were to increase, it may adversely affect its competitive position and result in lower lending margins, earnings and cash flows as well as lower returns on its shareowner’s equity and invested capital.

If conditions in the financial markets deteriorate, they may adversely affect the business and results of operations of GE Capital as well as the soundness of financial institutions and governments we deal with.
If conditions in the financial markets deteriorate, there can be no assurance that we will be able to recover fully the value of certain assets, including goodwill, intangibles and tax assets. In addition, deterioration in the economy and in default and recovery rates could require us to increase allowances for loan losses, impairments or write-offs, which, depending on the amount of the increase, could have a material adverse effect on our business, financial position and results of operations.

In addition, GE Capital has exposure to many different industries and counterparties, including sovereign governments, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose GE Capital to credit risk in the event of default of its counterparty or client. In addition, GE Capital’s credit risk may be increased when the collateral held cannot be realized upon sale or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to it. GE Capital also has exposure to these financial institutions in the form of unsecured debt instruments held in its investment portfolios. GE Capital has policies relating to initial credit rating requirements and to exposure limits to counterparties (as described in Note 22 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report), which are designed to limit credit and liquidity risk. There can be no assurance, however, that any losses or impairments to the carrying value of financial assets would not materially and adversely affect GE Capital’s business, financial position and results of operations.

The real estate markets in which GE Capital participates are highly dependent on economic conditions, the deterioration of which may adversely affect GE Capital’s business, financial position and results of operations.
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

(17)

conditions, there can be no assurance as to the level of sales GE Capital will complete or the net sales proceeds it will realize. Also, occupancy rates and market rent levels may worsen, which may result in impairments to the carrying value of equity investments or increases in the allowance for loan losses on commercial real estate loans.

GE Capital is also a residential mortgage lender in certain geographic markets outside the United States that have been, and may continue to be, adversely affected by declines in real estate values and home sale volumes, job losses, consumer bankruptcies and other factors that may negatively impact the credit performance of our mortgage loans. Our allowance for loan losses on these mortgage loans is based on our analysis of current and historical delinquency and loan performance, as well as other management assumptions that may be inaccurate predictors of credit performance in this environment. There can be no assurance that, in this environment, credit performance will not be materially worse than anticipated and, as a result, materially and adversely affect GE Capital’s business, financial position and results of operations.

Failure to maintain our credit ratings could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets.
The major debt rating agencies routinely evaluate our debt. This evaluation is based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting. As of December 31, 2011, GE and GECC’s long-term unsecured debt credit rating from Standard and Poor’s Ratings Service (S&P) was “AA+” (the second highest of 22 rating categories) with a stable outlook and from Moody’s Investors Service (“Moody’s”) was “Aa2” (the third highest of 21 rating categories) with a stable outlook. As of December 31, 2011, GE, GE Capital Services and GE Capital’s short-term credit rating from S&P was “A-1+” (the highest rating category of six categories) and from Moody’s was “P-1” (the highest rating category of four categories). There can be no assurance that we will be able to maintain our credit ratings and failure to do so could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets. Various debt and derivative instruments, guarantees and covenants would require posting additional capital or collateral in the event of a ratings downgrade, which, depending on the extent of the downgrade, could have a material adverse effect on our liquidity and capital position.

Current conditions in the global economy and the major industries we serve also may materially and adversely affect the business and results of operations of our non-financial businesses.
The business and operating results of our industrial businesses have been, and will continue to be, affected by worldwide economic conditions, including conditions in the air and rail transportation, energy generation, healthcare, home building and other major industries we serve. As a result of slower global economic growth, the credit market crisis, declining consumer and business confidence, increased unemployment, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies, government deficit reduction and austerity measures and other challenges affecting the global economy, some of our customers have experienced deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase our products and services, including large infrastructure projects, and may not be able to fulfill their obligations to us in a timely fashion. In particular, the airline industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and international economies. An extended period of slow growth in the U.S. or internationally that results in the loss of business and leisure traffic could have a material adverse effect on our airline customers and the viability of their business. Service contract cancellations could affect our ability to fully recover our contract costs and estimated earnings. Further, our vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations to us. If slower growth in the global economy continues for a significant period or there is significant deterioration in the global economy, our results of operations, financial position and cash flows could be materially adversely affected.

Increased IT security requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data.
Increased global IT security requirements, vulnerabilities, threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to advanced persistent threats. We

(18)

also may have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite our efforts to protect sensitive, confidential or personal data or information, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

We may face quality problems from operational failures that could have a material adverse effect on our business, reputation, financial position and results of operations, and we are dependent on market acceptance of new product introductions and product innovations for continued revenue growth.
We produce highly sophisticated products and provide specialized services for both our and third-party products that incorporate or use leading-edge technology, including both hardware and software. While we have built extensive operational processes to ensure that the design, manufacture and servicing of such products meet the most rigorous quality standards, there can be no assurance that we or our customers will not experience operational process failures that could result in potential product, safety, regulatory or environmental risks. Such operational failures or quality issues could have a material adverse effect on our business, reputation, financial position and results of operations. In addition, the markets in which we operate are subject to technological change. Our long-term operating results depend substantially upon our ability to continually develop, introduce, and market new and innovative products, to modify existing products, to customize products, to respond to technological change and to execute our product development in line with our projected cost estimates.

Our intellectual property portfolio may not prevent competitors from independently developing products and services similar to or duplicative to ours.
Our patents and other intellectual property may not prevent competitors from independently developing or selling products and services similar to or duplicative of ours, and there can be no assurance that the resources invested by us to protect our intellectual property will be sufficient or that our intellectual property portfolio will adequately deter misappropriation or improper use of our technology. We could also face competition in some countries where we have not invested in an intellectual property portfolio. We also face attempts by third-parties to gain unauthorized access to our information technology systems for the purpose of improperly acquiring our trade secrets or confidential business information. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position and the value of our investment in research and development. In addition, we may be the target of aggressive and opportunistic enforcement of patents by third parties, including non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming. If GE is found to infringe any third-party rights, we could be required to pay substantial damages or we could be enjoined from offering some of our products and services. Also, there can be no assurances that we will be able to obtain or re-new from third parties the licenses we need in the future, and there is no assurance that such licenses can be obtained on reasonable terms.

Significant raw material shortages, supplier capacity constraints, supplier production disruptions, supplier quality and sourcing issues or price increases could increase our operating costs and adversely impact the competitive positions of our products.
Our reliance on third-party suppliers, contract manufacturers and service providers and commodity markets to secure raw materials, parts, components and sub-systems used in our products exposes us to volatility in the prices and availability of these materials, parts, components, systems and services. A disruption in deliveries from our third-party suppliers, contract manufacturers or service providers, capacity constraints, production disruptions, price increases, or decreased availability of raw materials or commodities, could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. Quality and sourcing issues experienced by third-party providers can also adversely affect the quality and effectiveness of our products and services and result in liability and reputational harm.

(19)

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Manufacturing operations are carried out at approximately 231 manufacturing plants located in 39 states in the United States and Puerto Rico and at approximately 277 manufacturing plants located in 43 other countries.

Item 3. Legal Proceedings

As previously reported, in September 2010, the United States District Court for the Southern District of New York granted our motion to dismiss in its entirety with prejudice a purported class action under the federal securities laws naming us as defendant, as well as our chief executive officer and chief financial officer. In this action, the plaintiffs alleged that during a conference call with analysts on September 25, 2008, defendants made false and misleading statements concerning (i) the state of GE’s funding, cash flows, and liquidity and (ii) the question of issuing additional equity, which caused economic loss to those shareholders who purchased GE stock between September 25, 2008 and October 2, 2008, when we announced the pricing of a common stock offering. Plaintiffs’ motion to appeal was denied in November 2011.

As previously reported, in March and April 2009, shareholders filed purported class actions under the federal securities laws in the United States District Court for the Southern District of New York naming as defendants GE, a number of GE officers (including our chief executive officer and chief financial officer) and our directors. The complaints, which have now been consolidated, seek unspecified damages based on allegations related to statements regarding the GE dividend and projected losses and earnings for GECC in 2009. In January 2012, the District Court granted in part, and denied in part, our motion to dismiss.

As also previously reported, a shareholder derivative action seeking unspecified damages was filed in federal court in Connecticut in May 2009 making essentially the same allegations as the New York class actions described above. GE’s motion to transfer the derivative action to the Southern District of New York as a related case was granted in February 2010, and our motion to dismiss the complaint was granted in April 2011. The plaintiff has filed an appeal.

As previously reported, in March 2010, a shareholder derivative action was filed in the United States District Court for the Southern District of New York naming as defendants GE, a number of GE officers (including our chief executive officer and chief financial officer) and our directors. The complaint seeks unspecified damages and principally alleges breaches of fiduciary duty and other causes of action related to the GE dividend and SEC matter which GE resolved in August 2009 and alleged mismanagement of our financial services businesses. In September 2011, our motion to dismiss was granted.  A motion for leave to file an amended complaint is pending.

As previously reported, the Antitrust Division of the Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) are conducting an industry-wide investigation of marketing and sales of guaranteed investment contracts, and other financial instruments, to municipalities in connection with tax-exempt bonds.  In December 2011, GE Funding Capital Market Services (GE FCMS), an indirect subsidiary of General Electric Capital Corporation (GECC), announced that it had reached a settlement with the SEC, the DOJ, the U.S. Internal Revenue Service (IRS), and a working group of 25 State Attorneys General (the working group, and collectively with the DOJ, SEC and IRS, the agencies) to resolve their investigations of conduct by certain former employees of its guaranteed investment contract business, which was discontinued in April 2010.  In January 2012, the State of California joined the working group’s settlement with GE FCMS. This concludes the agencies’ investigations of GE FCMS’ conduct.  Under the terms of the settlements, GE FCMS will pay a settlement amount of $70.4 million to the agencies.  In connection with the SEC and State Attorneys General settlements, GE FCMS neither admits nor denies the allegations in the SEC’s complaint and in the working group’s settlement agreement.

(20)

As previously reported, in January 2011, an action was brought in Utah Federal court, and subsequently transferred to the United States District Court for the Southern District of New York, against Trinity Plus Funding Co., LLC (Trinity Plus) and FGIC Capital Market Services, Inc. (the predecessor of GE FCMS) asserting antitrust violations.  In April 2011, a third-party action was brought against Trinity Plus in the Massachusetts Superior Court, Suffolk County alleging violations of Massachusetts statutory and common laws. Additionally, in 2011, a number of additional actions were brought (or transferred to or amended) in the United States District Court for the Southern District of New York against GECC, Trinity Funding Co., LLC (Trinity Funding), GE FCMS and Trinity Plus alleging antitrust violations, all of which were dismissed in September 2011, except for one action where our motion to dismiss was denied.  These actions seek unspecified damages.

The company is reporting the following two matters in compliance with SEC requirements to disclose environmental proceedings where the government is a party potentially involving monetary sanctions of $100,000 or greater:

As previously reported, in June 2008, the Environmental Protection Agency (EPA) issued a notice of violation and in January 2011 filed a complaint alleging non-compliance with the Clean Air Act at a power cogeneration plant in Homer City, PA. The Pennsylvania Department of Environmental Protection, the New York Attorney General’s Office and the New Jersey Department of Environmental Protection have intervened in the EPA case. The plant is operated exclusively by EME Homer City Generation L.P., and is owned and leased to EME Homer City Generation L.P. by subsidiaries of GECC and one other entity. The complaints did not indicate a specific penalty amount but make reference to statutory fines. In October 2011, the U.S. District Court for the Western District of Pennsylvania granted a motion to dismiss the matter with prejudice with regard to all federal counts, and with leave to re-file in state court for the non-federal counts. On December 8, 2011, EPA filed notice of its intent to appeal.  NY, NJ and PA filed similar notices on December 9.

As previously reported, in July 2011, the EPA informed the company that it would be seeking a penalty for the company’s alleged failure to accurately report releases of certain materials under the Emergency Planning and Community Right to Know Act at its Hydril Oil & Gas facility in Houston, Texas.  The EPA has offered to settle the matter for $123,832.  The company believes that there are meritorious defenses to certain of the allegations and is continuing to discuss the matter with the EPA.

Item 4. Mine Safety Disclosures.

Not applicable.

(21)

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

With respect to “Market Information,” in the United States, GE common stock is listed on the New York Stock Exchange (its principal market). GE common stock is also listed on the London Stock Exchange and on Euronext Paris. Trading prices, as reported on the New York Stock Exchange, Inc., Composite Transactions Tape, and dividend information follow:

	Common stock market price		Dividends
(In dollars)	High	Low	declared

2011
Fourth quarter	$18.28	$14.02	$0.17
Third quarter	19.53	14.72	0.15
Second quarter	20.85	17.97	0.15
First quarter	21.65	18.12	0.14

2010
Fourth quarter	$18.49	$15.63	$0.14
Third quarter	16.70	13.75	0.12
Second quarter	19.70	14.27	0.10
First quarter	18.94	15.15	0.10

As of January 31, 2012, there were approximately 561,000 shareowner accounts of record.

During the fourth quarter of 2011, we purchased shares of our common stock as follows.

						Approximate
						dollar value
				Total number		of shares that
				of shares		may yet be
				purchased		purchased
				as part of		under our
	Total number		Average	our share		share
	of shares		price paid	repurchase		repurchase
Period(a)	purchased	(a)(b)	per share	program	(a)(c)	program
(Shares in thousands)

2011
October	888		$16.25	640
November	749		$15.77	614
December	957		$17.11	698
Total	2,594		$16.43	1,952		$7.9	billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.

(b)
This category includes 642 thousand shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with Internal Revenue Service Code 401(k) features, we repurchase shares resulting from changes in investment options by plan participants.

(c)
This balance represents the number of shares that were repurchased through the 2007 GE Share Repurchase Program (the Program) under which we are authorized to repurchase up to $15 billion of our common stock through 2013. The Program is flexible and shares are acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public.

(22)

For information regarding compensation plans under which equity securities are authorized for issuance, see Note 16 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(23)

Five-year financial performance graph: 2007-2011

Comparison of five-year cumulative return among GE, S&P 500 and Dow Jones Industrial Average

The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in GE stock, the Standard & Poor’s 500 Stock Index (S&P 500) and the Dow Jones Industrial Average (DJIA) on December 31, 2006, and that all quarterly dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2011.

	2006	2007	2008	2009	2010	2011

GE	$100	$103	$47	$46	$57	$58
S&P 500	100	105	66	84	97	99
DJIA	100	109	74	91	104	112

(24)

Item 6. Selected Financial Data.

The following table provides key information for Consolidated, GE and GECS.

(Dollars in millions; per-share amounts in dollars)	2011	2010	2009	2008	2007

General Electric Company and
Consolidated Affiliates
Revenues	$147,300	$149,593	$154,438	$179,837	$169,964
Earnings from continuing operations attributable to the Company	14,074	12,517	10,806	17,804	22,268
Earnings (loss) from discontinued operations, net of taxes,
attributable to the Company	77	(873)	219	(394)	(60)
Net earnings attributable to the Company	14,151	11,644	11,025	17,410	22,208
Dividends declared(a)	7,498	5,212	6,785	12,649	11,713
Return on average GE shareowners’ equity(b)	11.9%	12.1%	11.6%	17.0%	22.0%
Per common share
Earnings from continuing operations – diluted	$1.23	$1.14	$0.99	$1.76	$2.18
Earnings (loss) from discontinued operations – diluted	0.01	(0.08)	0.02	(0.04)	(0.01)
Net earnings – diluted	1.23	1.06	1.01	1.72	2.17
Earnings from continuing operations – basic	1.23	1.14	0.99	1.76	2.19
Earnings (loss) from discontinued operations – basic	0.01	(0.08)	0.02	(0.04)	(0.01)
Net earnings – basic	1.24	1.06	1.01	1.72	2.18
Dividends declared	0.61	0.46	0.61	1.24	1.15
Stock price range	21.65-14.02	19.70-13.75	17.52-5.87	38.52-12.58	42.15-33.90
Year-end closing stock price	17.91	18.29	15.13	16.20	37.07
Cash and equivalents	84,501	78,943	70,479	48,378	15,553
Total assets of continuing operations	715,987	735,368	756,943	773,531	756,526
Total assets	717,242	747,793	781,949	797,876	795,758
Long-term borrowings	243,459	293,323	336,172	320,522	314,977
Common shares outstanding – average (in thousands)	10,591,146	10,661,078	10,613,717	10,079,923	10,182,083
Common shareowner accounts – average	570,000	588,000	605,000	604,000	608,000
Employees at year end
United States(c)	131,000	121,000	122,000	139,000	141,000
Other countries(c)	170,000	152,000	168,000	169,000	170,000
NBCU	–	14,000	14,000	15,000	16,000
Total employees	301,000	287,000	304,000	323,000	327,000

GE data
Short-term borrowings	$2,184	$456	$504	$2,375	$4,106
Long-term borrowings	9,405	9,656	11,681	9,827	11,656
Noncontrolling interests	1,006	4,098	5,797	6,678	6,503
GE shareowners’ equity	116,438	118,936	117,291	104,665	115,559
Total capital invested	$129,033	$133,146	$135,273	$123,545	$137,824
Return on average total capital invested(b)	11.6%	11.8%	10.6%	15.7%	20.2%
Borrowings as a percentage of total capital invested(b)	9.0%	7.6%	9.0%	9.9%	11.4%
Working capital(b)	$(10)	$(1,618)	$(1,596)	$3,904	$6,433

GECS data
Revenues	$49,081	$49,881	$51,818	$68,609	$69,412
Earnings from continuing operations attributable to GECS	6,432	3,023	1,177	7,489	12,227
Earnings (loss) from discontinued operations, net of taxes,
attributable to GECS	78	(868)	238	(434)	(1,926)
Net earnings attributable to GECS	6,510	2,155	1,415	7,055	10,301
GECS shareowner’s equity	77,110	68,984	70,833	53,279	57,676
Total borrowings and bank deposits	443,097	470,520	493,324	512,745	497,431
Ratio of debt to equity at GECS	5.75:1 (d)	6.82:1 (d)	6.96:1 (d)	9.62:1	8.62:1
Total assets	$584,536	$605,255	$650,372	$661,009	$646,560

Transactions between GE and GECS have been eliminated from the consolidated information.

(a)	Included $1,031 million of preferred stock dividends ($806 million related to our preferred stock redemption) in 2011, $300 million in both 2010 and 2009 and $75 million in 2008.

(b)	Indicates terms are defined in the Glossary.

(c)	Excludes NBCU.

(d)	Ratios of 4.23:1, 5.25:1 and 5.39:1 for 2011, 2010 and 2009, respectively, net of cash and equivalents and with classification of hybrid debt as equity.

(25)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operations

The consolidated financial statements of General Electric Company (the Company) combine the industrial manufacturing and services businesses of General Electric Company (GE) with the financial services businesses of General Electric Capital Services, Inc. (GECS or financial services). Unless otherwise indicated by the context, we use the terms “GE,” “GECS” and “GECC” on the basis of consolidation described in Note 1 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

We present Management’s Discussion of Operations in five parts: Overview of Our Earnings from 2009 through 2011, Global Risk Management, Segment Operations, Geographic Operations and Environmental Matters. Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations attributable to the company simply as “revenues” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in our consolidated financial statements relates to continuing operations unless otherwise indicated.

Effective January 1, 2011, we reorganized the former Technology Infrastructure segment into three segments – Aviation, Healthcare and Transportation. The prior-period results of the Aviation, Healthcare and Transportation businesses are unaffected by this reorganization. Results for 2011 and prior periods are reported on the basis under which we managed our businesses in 2011.

On February 22, 2012, we merged our wholly-owned subsidiary, GECS, with and into GECS’ wholly-owned subsidiary, GECC.  The merger simplified our financial services’ corporate structure by consolidating financial services entities and assets within our organization and simplifying Securities and Exchange Commission and regulatory reporting. Upon the merger, GECC became the surviving corporation and assumed all of GECS’ rights and obligations and became wholly-owned directly by General Electric. Our financial services segment, GE Capital, will continue to comprise the continuing operations of GECC, which now includes the run-off insurance operations previously held and managed in GECS. References to GECS, GECC and the GE Capital segment in this Form 10-K Report relate to the entities or segment as they existed during 2011 and do not reflect the February 22, 2012 merger.

We supplement our GAAP net earnings and earnings per share (EPS) reporting by also reporting an operating earnings and EPS measure (non-GAAP). Operating earnings and EPS include service cost and plan amendment amortization for our principal pension plans as these costs represent expenses associated with employee benefits earned. Operating earnings and EPS exclude non-operating pension cost/income such as interest cost, expected return on plan assets and non-cash amortization of actuarial gains and losses. We believe that this reporting provides better transparency to the employee benefit costs of our principal pension plans and Company operating results.

(26)

Overview of Our Earnings from 2009 through 2011
Earnings from continuing operations attributable to the Company increased 12% in 2011 and 16% in 2010, reflecting the stabilization of overall economic conditions during the last two years, following the challenging conditions of 2009. Operating earnings (non-GAAP measure) which exclude non-operating pension costs increased 20% to $14.8 billion in 2011 compared with $12.3 billion in 2010. Operating earnings per share (non-GAAP measure) increased 15% to $1.29 in 2011 compared with $1.12 in 2010. Operating earnings per share excluding the effects of our preferred stock redemption (non-GAAP measure) increased 22% to $1.37 in 2011 compared with $1.12 in 2010. We believe that we are seeing continued signs of stabilization in much of the global economy, including in financial services, as GECS earnings from continuing operations attributable to the Company increased 113% in 2011 and 157% in 2010. Net earnings attributable to the Company increased 22% in 2011 reflecting the lack of prior year losses from discontinued operations and a 12% increase in earnings from continuing operations, after increasing 6% in 2010, as losses from discontinued operations in 2010 partially offset the 16% increase in earnings from continuing operations.  We begin 2012 with a record backlog of $200 billion and expect to continue our trend of revenue and earnings growth.

Energy Infrastructure (27% and 39% of consolidated three-year revenues and total segment profit, respectively) revenues increased 16% in 2011 primarily as a result of acquisitions during 2011 and higher volume due to increased sales of services at Energy and Oil & Gas, after decreasing 8% in 2010 as the world-wide demand for new sources of power, such as wind and thermal declined with the overall economic conditions. Segment profit decreased 9% in 2011 primarily on lower productivity, driven by the wind turbines business, acquisitions and investment in our global organization and new technology, and lower prices.  Segment profit increased 2% in 2010 primarily on higher prices and lower material and other costs. We continue to invest in market-leading technology and services at Energy and Oil & Gas.

Aviation (12% and 20% of consolidated three-year revenues and total segment profit, respectively) revenues and segment profit increased 7% and 6%, respectively, in 2011 and fell 6% and 16%, respectively, in 2010. We continue to invest in market-leading technologies and services at Aviation. Aviation revenues and earnings increased in 2011 as a result of higher volume and higher prices primarily driven by increased services and equipment sales.  In 2010 Aviation revenues decreased from a reduction in volume reflecting decreased commercial and military equipment sales and services.  Earnings decreased as a result of lower productivity primarily due to product launch and production costs associated with the GEnx engine shipments.

Healthcare (11% and 15% of consolidated three-year revenues and total segment profit, respectively) revenues and segment profit increased 7% and 2%, respectively, in 2011 and 6% and 13%, respectively, in 2010. We continue to invest in market-leading technologies and services at Healthcare. Healthcare revenues increased over this period on increased volume from higher equipment sales and services and the effects of the weaker U.S. dollar. Healthcare earnings improved over this period on increased productivity, higher volume and the effects of weaker U.S. dollar.

Transportation (3% and 3% of consolidated three-year revenues and total segment profit, respectively) revenues and segment profit increased 45% and more than 100%, respectively, in 2011 and fell 12% and 33%, respectively, in 2010. We continue to invest in market-leading technologies and services at Transportation. Transportation revenues improved in 2011 due to higher volume related to increased equipment sales and services.  Transportation earnings increased as a result of increased productivity, reflecting improved service margins and higher volume, while they declined in 2010 as the weakened economy had driven overall reductions in U.S. freight traffic and we updated our estimates of long-term product service costs in our maintenance service agreements.

Home & Business Solutions (6% and 2% of consolidated three-year revenues and total segment profit, respectively) revenues have decreased 2% in 2011 and increased 2% in 2010. Home & Business Solutions revenues trended down as a result of lower volume in Appliances. The revenue increase in 2010 was related to increased volume across all businesses. Segment profit decreased 34% in 2011 after increasing 24% in 2010 primarily as a result of lower volume and the effects of inflation.

(27)

GE Capital (31% and 21% of consolidated three-year revenues and total segment profit, respectively) net earnings increased to $6.5 billion in 2011 and $3.2 billion in 2010 due to the continued stabilization in the overall economic environment. Over the last several years, we tightened underwriting standards, shifted teams from origination to collection and maintained a proactive risk management focus. This, along with recent increased stability in the financial markets, contributed to lower losses and a significant increase in segment profit in 2011 and 2010. We also reduced our ending net investment (ENI), excluding cash and equivalents, from $526 billion at January 1, 2010 to $445 billion at December 31, 2011. General Electric Capital Corporation (GECC) is a diversely funded and smaller, more focused finance company with strong positions in several commercial mid-market and consumer financing segments.

Overall, acquisitions contributed $4.6 billion, $0.3 billion and $2.9 billion to consolidated revenues in 2011, 2010 and 2009, respectively, excluding the effects of acquisition gains following our adoption of an amendment to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, Consolidation. Our consolidated net earnings included an insignificant amount, $0.1 billion and $0.5 billion in 2011, 2010 and 2009, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our ongoing results through lower revenues of $12.6 billion, $3.0 billion and $4.7 billion in 2011, 2010 and 2009, respectively. The effects of dispositions on net earnings was a decrease of $0.3 billion in 2011 and increases of $0.1 billion and $0.6 billion in 2010 and 2009, respectively.

Discontinued Operations. Consistent with our goal of reducing GECC ENI and focusing our businesses on selective financial services products where we have domain knowledge, broad distribution, and the ability to earn a consistent return on capital, while managing our overall balance sheet size and risk, in 2011, we sold Consumer RV Marine, Consumer Mexico, Consumer Singapore and Australian Home Lending. Discontinued operations also includes BAC Credomatic GECF Inc. (BAC), our U.S. mortgage business (WMC) and GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.). All of these operations were previously reported in the GE Capital segment.

We reported the operations described above as discontinued operations for all periods presented. For further information about discontinued operations, see “Segment Operations – Discontinued Operations” in this Item and Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

We declared $7.5 billion in dividends in 2011. Common per-share dividends of $0.61 increased 33% from 2010, following a 25% decrease from the preceding year. In February 2009, we announced the reduction of the quarterly GE stock dividend by 68% from $0.31 per share to $0.10 per share, effective with the dividend approved by the Board in June 2009, which was paid in the third quarter of 2009. In July 2010, our Board of Directors approved a 20% increase in our regular quarterly dividend from $0.10 per share to $0.12 per share and in December 2010, approved an additional 17% increase from $0.12 per share to $0.14 per share. On April 21, 2011, our Board of Directors approved an increase in our regular quarterly dividend to $0.15 per share. On December 9, 2011, our Board of Directors approved an increase in our regular quarterly dividend to $0.17 per share. On February 10, 2012, our Board of Directors approved a regular quarterly dividend of $0.17 per share of common stock, which is payable April 25, 2012, to shareowners of record at close of business on February 27, 2012. In 2011, 2010 and 2009, we declared $1.0 billion (including $0.8 billion as a result of our redemption of preferred stock), $0.3 billion and $0.3 billion in preferred stock dividends, respectively. See Note 15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report for additional information.

Except as otherwise noted, the analysis in the remainder of this section presents the results of GE (with GECS included on a one-line basis) and GECS. See the Segment Operations section for a more detailed discussion of the businesses within GE and GECS.

Significant matters relating to our Statement of Earnings are explained below.

(28)

GE sales of product services were $41.9 billion in 2011, an increase of 14% compared with 2010, and operating profit from product services was $11.8 billion in 2011, an increase of 15% compared with 2010. Both the sales and operating profit of product services increases were at Energy Infrastructure, Aviation, Transportation and Healthcare.

Postretirement benefit plans costs were $4.1 billion, $3.0 billion and $2.6 billion in 2011, 2010 and 2009, respectively. Costs increased in 2011 primarily due to the continued amortization of 2008 investment losses and the effects of lower discount rates (principal pension plans discount rate decreased from 5.78% at December 31, 2009 to 5.28% at December 31, 2010). Costs increased in 2010 primarily due to the amortization of 2008 investment losses and the effects of lower discount rates (principal pension plans discount rate decreased from 6.11% at December 31, 2008 to 5.78% at December 31, 2009), partially offset by lower early retirement costs.

Our discount rate for our principal pension plans at December 31, 2011 was 4.21%, which reflected current historically low interest rates. Considering the current and expected asset allocations, as well as historical and expected returns on various categories of assets in which our plans are invested, we have assumed that long-term returns on our principal pension plan assets will be 8.0% for cost recognition in 2012, compared to 8.0% in 2011 and 8.5% in both 2010 and 2009. GAAP provides recognition of differences between assumed and actual returns over a period no longer than the average future service of employees. See the Critical Accounting Estimates section for additional information.

We expect the costs of our postretirement benefits to increase in 2012 by approximately $1.3 billion as compared to 2011, primarily because of the effects of additional 2008 investment loss amortization and lower discount rates.

Pension expense for our principal pension plans on a GAAP basis was $2.4 billion, $1.1 billion and $0.5 billion for 2011, 2010 and 2009, respectively. Operating pension costs (non-GAAP) for these plans were $1.4 billion in both 2011 and 2010 and $2.0 billion in 2009. Operating earnings include service cost and plan amendment amortization for our principal pension plans as these costs represent expenses associated with employee benefits earned. Operating earnings exclude non-operating pension cost/income such as interest cost, expected return on plan assets and non-cash amortization of actuarial gains and losses. We expect operating pension costs for these plans will be about $1.7 billion in 2012.

The GE Pension Plan was underfunded by $13.2 billion at the end of 2011 as compared to $2.8 billion at December 31, 2010. The GE Supplementary Pension Plan, which is an unfunded plan, had projected benefit obligations of $5.2 billion and $4.4 billion at December 31, 2011 and 2010, respectively. The increase in underfunding from year-end 2010 was primarily attributable to the effects of lower discount rates and lower investment returns. Our principal pension plans discount rate decreased from 5.28% at December 31, 2010 to 4.21% at December 31, 2011, which increased the pension benefit obligation at year-end 2011 by approximately $7.4 billion. A 100 basis point increase in our pension discount rate would decrease the pension benefit obligation at year-end by approximately $7.0 billion. Our GE Pension Plan assets decreased from $44.8 billion at the end of 2010 to $42.1 billion at December 31, 2011, primarily driven by benefit payments made during the year which were partially offset by investment returns. Assets of the GE Pension Plan are held in trust, solely for the benefit of Plan participants, and are not available for general company operations.

On an Employee Retirement Income Security Act (ERISA) basis, the GE Pension Plan was 92% funded at January 1, 2012. We will contribute approximately $1.0 billion to the GE Pension Plan in 2012.  Funding requirements are determined as prescribed by ERISA and for GE, are based on the Plan’s funded status as of the beginning of the previous year and future contributions may vary based on actual plan results. Assuming our 2012 actual experience is consistent with our current benefit assumptions (e.g., expected return on assets and interest rates), we expect to make about $2.1 billion in contributions to the GE Pension Plan in 2013.

(29)

At December 31, 2011, the fair value of assets for our other pension plans was $3.3 billion less than the respective projected benefit obligations. The comparable amount at December 31, 2010, was $2.1 billion. We expect to contribute $0.7 billion to our other pension plans in 2012, compared with actual contributions of $0.7 billion and $0.6 billion in 2011 and 2010, respectively. We fund our retiree health benefits on a pay-as-you-go basis. The unfunded liability for our principal retiree health and life plans was $12.1 billion and $10.9 billion at December 31, 2011 and 2010, respectively. This increase was primarily attributable to the effects of lower discount rates (retiree health and life plans discount rate decreased from 5.15% at December 31, 2010 to 4.09% at December 31, 2011), partially offset by lower cost trends. We expect to contribute $0.6 billion to these plans in 2012 compared with actual contributions of $0.6 billion in both 2011 and 2010.

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

GE other costs and expenses are selling, general and administrative expenses. These costs were 18.5%, 16.3% and 14.3% of total GE sales in 2011, 2010 and 2009, respectively. The vast majority of this 2011 increase was driven by higher pension costs and increased research and development spending. The increase in 2010 is primarily due to higher research and development spending, increased selling expenses to support global growth and higher pension costs, partially offset by lower restructuring and other charges.

Interest on borrowings and other financial charges amounted to $14.5 billion, $15.6 billion and $17.7 billion in 2011, 2010 and 2009, respectively. Substantially all of our borrowings are in financial services, where interest expense was $13.9 billion, $14.5 billion and $16.9 billion in 2011, 2010 and 2009, respectively. GECS average borrowings declined from 2010 to 2011 and from 2009 to 2010, in line with changes in average GECS assets. Interest rates have decreased over the three-year period primarily attributable to declining global benchmark interest rates. GECS average borrowings were $453.2 billion, $472.6 billion and $484.9 billion in 2011, 2010 and 2009, respectively. The GECS average composite effective interest rate was 3.1% in 2011, 3.1% in 2010 and 3.5% in 2009. In 2011, GECS average assets of $592.9 billion were 3% lower than in 2010, which in turn were 3% lower than in 2009. See the Liquidity and Borrowings section for a discussion of liquidity, borrowings and interest rate risk management.

Income taxes have a significant effect on our net earnings. As a global commercial enterprise, our tax rates are affected by many factors, including our global mix of earnings, the extent to which those global earnings are indefinitely reinvested outside the United States, legislation, acquisitions, dispositions and tax characteristics of our income. Our tax rates are also affected by tax incentives introduced in the U.S. and other countries to encourage and support certain types of activity. Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions.

GE and GECS file a consolidated U.S. federal income tax return. This enables GE to use GECS tax deductions and credits to reduce the tax that otherwise would have been payable by GE.

Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed global operations, including the use of global funding structures, and our 2009 decision to indefinitely reinvest prior-year earnings outside the U.S. There is a benefit from global operations as non-U.S. income is subject to local country tax rates that are significantly below the 35% U.S. statutory rate. These non-U.S. earnings have been indefinitely reinvested outside the U.S. and are not subject to current U.S. income tax. The rate of tax on our indefinitely reinvested non-U.S. earnings is below the 35% U.S. statutory rate because we have significant business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate and because GE funds the majority of its non-U.S. operations through foreign companies that are subject to low foreign taxes.

Income taxes (benefit) on consolidated earnings from continuing operations were 28.5% in 2011 compared with 7.3% in 2010 and (11.6)% in 2009.

(30)

We expect our ability to benefit from non-U.S. income taxed at less than the U.S. rate to continue, subject to changes of U.S. or foreign law, including, as discussed in Note 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, the expiration of the U.S. tax law provision deferring tax on active financial services income. In addition, since this benefit depends on management’s intention to indefinitely reinvest amounts outside the U.S., our tax provision will increase to the extent we no longer indefinitely reinvest foreign earnings.

Our benefits from lower taxed global operations declined to $2.1 billion in 2011 from $2.8 billion in 2010 and from $3.9 billion in 2009 principally because of lower earnings in our operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate, and from losses for which there was not a full tax benefit. These decreases also reflected management’s decision in 2009 to indefinitely reinvest prior year earnings outside the U.S. The benefit from lower taxed global operations increased in 2011 by $0.1 billion and in 2010 by $0.4 billion due to audit resolutions. To the extent global interest rates and non-U.S. operating income increase we would expect tax benefits to increase, subject to management’s intention to indefinitely reinvest those earnings.

Our benefit from lower taxed global operations included the effect of the lower foreign tax rate on our indefinitely reinvested non-U.S. earnings which provided a tax benefit of $1.5 billion in 2011, $2.0 billion in 2010 and $3.0 billion in 2009. The tax benefit from non-U.S. income taxed at a local country rather than the U.S. statutory tax rate is reported in the effective tax rate reconciliation in the line “Tax on global earnings including exports.”

The increase in the consolidated effective tax rate from 2010 to 2011 was due in significant part to the high effective tax rate on the pre-tax gain on the NBC Universal (NBCU) transaction with Comcast Corporation (Comcast) discussed in Note 2.  This gain increased the consolidated effective tax rate by 12.9 percentage points.  The effective tax rate was also higher because of the increase in 2011 of income in higher taxed jurisdictions.  This decreased the relative effect of our tax benefits from lower-taxed global operations.  In addition, the consolidated income tax rate increased from 2010 to 2011 due to the decrease, discussed above, in the benefit from lower-taxed global operations and the lower benefit from audit resolutions.

Cash income taxes paid in 2011 were $2.9 billion, reflecting the effects of changes to temporary differences between the carrying amount of assets and liabilities and their tax bases and the timing of tax payments to governments.

Our consolidated income tax rate increased from 2009 to 2010 primarily because of an increase during 2010 of income in higher-taxed jurisdictions. This decreased the relative effect of our tax benefits from lower-taxed global operations. In addition, the consolidated income tax rate increased from 2009 to 2010 due to the decrease, discussed above, in the benefit from lower-taxed global operations. These effects were partially offset by an increase in the benefit from audit resolutions, primarily a decrease in the balance of our unrecognized tax benefits from the completion of our 2003-2005 audit with the Internal Revenue Service (IRS).

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

We believe that the GE effective tax rate is best analyzed in relation to GE earnings before income taxes excluding the GECS net earnings from continuing operations, as GE tax expense does not include taxes on GECS earnings. GE pre-tax earnings from continuing operations, excluding GECS earnings from continuing operations, were $12.6 billion, $12.0 billion and $12.6 billion for 2011, 2010 and 2009, respectively. On this basis, GE’s effective tax rate was 38.3% in 2011, 16.8% in 2010 and 21.8% in 2009.

(31)

Resolution of audit matters reduced the GE effective tax rate throughout this period. The effects of such resolutions are included in the following captions in Note 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.
	Audit resolutions –
	effect on GE tax rate, excluding GECS earnings
	2011	2010	2009

Tax on global activities including exports	(0.9)%	(3.3)%	(0.4)%
U.S. business credits	(0.4)	(0.5)	–
All other – net	(0.7)	(0.8)	(0.2)
	(2.0)%	(4.6)%	(0.6)%

The GE effective tax rate increased from 2010 to 2011 primarily because of the high effective tax rate on the pre-tax gain on the NBCU transaction with Comcast reflecting the low tax basis in our investments in the NBCU business and the recognition of deferred tax liabilities related to our 49% investment in NBCUniversal LLC (NBCU LLC) (see Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report). This gain increased the GE effective tax rate by 19.7 percentage points.  In addition, the effective tax rate increased because of the 2.6 percentage point decrease in the benefit from audit resolutions shown above.

The GE effective tax rate decreased from 2009 to 2010 primarily because of the 4.0 percentage point increase in the benefit from audit resolutions shown above.

The GECS effective income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed global operations, including the use of global funding structures. There is a tax benefit from global operations as non-U.S. income is subject to local country tax rates that are significantly below the 35% U.S. statutory rate. These non-U.S. earnings have been indefinitely reinvested outside the U.S. and are not subject to current U.S. income tax. The rate of tax on our indefinitely reinvested non-U.S. earnings is below the 35% U.S. statutory rate because we have significant business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate and because GECS funds the majority of its non-U.S. operations through foreign companies that are subject to low foreign taxes.

We expect our ability to benefit from non-U.S. income taxed at less than the U.S. rate to continue subject to changes of U.S. or foreign law, including, as discussed in Note 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, the expiration of the U.S. tax law provision deferring tax on active financial services income. In addition, since this benefit depends on management’s intention to indefinitely reinvest amounts outside the U.S., our tax provision will increase to the extent we no longer indefinitely reinvest foreign earnings.

As noted above, GE and GECS file a consolidated U.S. federal income tax return. This enables GE to use GECS tax deductions and credits to reduce the tax that otherwise would have been payable by GE. The GECS effective tax rate for each period reflects the benefit of these tax reductions in the consolidated return. GE makes cash payments to GECS for these tax reductions at the time GE’s tax payments are due. The effect of GECS on the amount of the consolidated tax liability from the formation of the NBCU joint venture will be settled in cash when GECS tax deductions and credits otherwise would have reduced the liability of the group absent the tax on joint venture formation.

(32)

The GECS effective tax rate was 12.0% in 2011, compared with (48.4)% in 2010 and 144.3% in 2009. Comparing a tax benefit to pre-tax income resulted in a negative tax rate in 2010. Comparing a tax benefit to a pre-tax loss results in the positive tax rate in 2009. The GECS tax expense of $0.9 billion in 2011 increased by $1.9 billion from a $1.0 billion benefit in 2010. The higher 2011 tax expense resulted principally from higher pre-tax income in 2011 than in 2010, which increased pre-tax income $5.4 billion and increased the expense ($1.9 billion). Also increasing the expense was a benefit from resolution of the 2006-2007 IRS audit ($0.2 billion) that was less than the benefit from resolution of the 2003-2005 IRS audit ($0.3 billion) both of which are reported in the caption “All other-net” in the effective tax rate reconciliation in Note14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

The GECS tax benefit of $3.9 billion in 2009 decreased by $2.9 billion to $1.0 billion in 2010. The lower 2010 tax benefit resulted in large part from the change from a pre-tax loss in 2009 to pre-tax income in 2010, which increased pre-tax income $4.7 billion and decreased the benefit ($1.7 billion), the non-repeat of the one-time benefit related to the 2009 decision (discussed below) to indefinitely reinvest undistributed prior year non-U.S. earnings ($0.7 billion), and a decrease in lower-taxed global operations in 2010 as compared to 2009 ($0.6 billion) caused in part by an increase in losses for which there was not a full tax benefit, including an increase in the valuation allowance associated with the deferred tax asset related to the 2008 loss on the sale of GE Money Japan ($0.2 billion). These lower benefits were partially offset by the benefit from the resolution of the 2003-2005 IRS audit ($0.3 billion).

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

Risk assessment and risk management are the responsibility of management. The GE Board of Directors (Board) has oversight for risk management with a focus on the most significant risks facing the company, including strategic, operational, financial and legal and compliance risks. At the end of each year, management and the Board jointly develop a list of major risks that GE plans to prioritize in the next year. Throughout the year, the Board and the committees to which it has delegated responsibility dedicate a portion of their meetings to review and discuss specific risk topics in greater detail. Strategic, operational and reputational risks are presented and discussed in the context of the CEO’s report on operations to the Board at regularly scheduled Board meetings and at presentations to the Board and its committees by the vice chairmen, chief risk officer (CRO), general counsel and other employees. The Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

(33)

•
In 2011, the Board established a Risk Committee. This Committee oversees GE’s risk management of key risks, including strategic, operational (including product risk), financial (including credit, liquidity and exposure to broad market risk) and reputational risks, and the guidelines, policies and processes for monitoring and mitigating such risks. Starting in 2011, as part of its overall risk oversight responsibilities for GE, the Risk Committee also began overseeing risks related to GE Capital, which previously was subject to direct Audit Committee oversight.

•
The Audit Committee oversees GE’s and GE Capital’s policies and processes relating to the financial statements, the financial reporting process, compliance and auditing. The Audit Committee monitors ongoing compliance issues and matters, and also annually conducts an assessment of compliance issues and programs.

•
The Public Responsibilities Committee oversees risk management related to GE’s public policy initiatives, the environment and similar matters, and monitors the Company’s environmental, health and safety compliance.

•
The Management Development and Compensation Committee oversees the risk management associated with management resources, structure, succession planning, management development and selection processes, and includes a review of incentive compensation arrangements to confirm that incentive pay does not encourage unnecessary risk taking and to review and discuss, at least annually, the relationship between risk management policies and practices, corporate strategy and senior executive compensation.

•	The Nominating and Corporate Governance Committee oversees risk related to the company’s governance structure and processes and risks arising from related person transactions.

The GE Board’s risk oversight process builds upon management’s risk assessment and mitigation processes, which include standardized reviews of long-term strategic and operational planning; executive development and evaluation; code of conduct compliance under the Company’s The Spirit & The Letter; regulatory compliance; health, safety and environmental compliance; financial reporting and controllership; and information technology and security. GE’s CRO is responsible for overseeing and coordinating risk assessment and mitigation on an enterprise-wide basis. The CRO leads the Corporate Risk Function and is responsible for the identification of key business risks, providing for appropriate management of these risks within GE Board guidelines, and enforcement through policies and procedures. Management has two committees to further assist it in assessing and mitigating risk. The Corporate Risk Committee (CRC) meets periodically, is chaired by the CRO and comprises the Chairman and CEO, vice chairmen, general counsel and other senior level business and functional leaders. It has principal responsibility for evaluating and addressing risks escalated to the CRO and Corporate Risk Function. The Policy Compliance Review Board met 15 times in 2011, is chaired by the company’s general counsel and includes the chief financial officer and other senior level functional leaders. It has principal responsibility for monitoring compliance matters across the company.

GE's Corporate Risk Function leverages the risk infrastructures in each of our businesses, which have adopted an approach that corresponds to the company’s overall risk policies, guidelines and review mechanisms. Our risk infrastructure operates at the business and functional level and is designed to identify, evaluate and mitigate risks within each of the following categories:

•
Strategic. Strategic risk relates to the company’s future business plans and strategies, including the risks associated with the markets and industries in which we operate, demand for our products and services, competitive threats, technology and product innovation, mergers and acquisitions and public policy.

•
Operational. Operational risk relates to risks (systems, processes, people and external events) that affect the operation of our businesses. It includes product life cycle and execution, product safety and performance, information management and data protection and security, business disruption, human resources and reputation.

(34)

•
Financial. Financial risk relates to our ability to meet financial obligations and mitigate credit risk, liquidity risk and exposure to broad market risks, including volatility in foreign currency exchange rates and interest rates and commodity prices. Liquidity risk is the risk of being unable to accommodate liability maturities, fund asset growth and meet contractual obligations through access to funding at reasonable market rates, and credit risk is the risk of financial loss arising from a customer or counterparty failure to meet its contractual obligations. We face credit risk in our industrial businesses, as well as in our GE Capital investing, lending and leasing activities and derivative financial instruments activities.

•
Legal and Compliance. Legal and compliance risk relates to risks arising from the government and regulatory environment and action, compliance with integrity policies and procedures, including those relating to financial reporting, environmental health and safety, and intellectual property risks. Government and regulatory risk includes the risk that the government or regulatory actions will impose additional cost on us or cause us to have to change our business models or practices.

Risks identified through our risk management processes are prioritized and, depending on the probability and severity of the risk, escalated to the CRO. The CRO, in coordination with the CRC, assigns responsibility for the risks to the business or functional leader most suited to manage the risk. Assigned owners are required to continually monitor, evaluate and report on risks for which they bear responsibility. Enterprise risk leaders within each business and corporate function are responsible to present to the CRO and CRC risk assessments and key risks at least annually. We have general response strategies for managing risks, which categorize risks according to whether the company will avoid, transfer, reduce or accept the risk. These response strategies are tailored to ensure that risks are within acceptable GE Board general guidelines.

Depending on the nature of the risk involved and the particular business or function affected, we use a wide variety of risk mitigation strategies, including delegation of authorities, standardized processes and strategic planning reviews, operating reviews, insurance, and hedging. As a matter of policy, we generally hedge the risk of fluctuations in foreign currency exchange rates, interest rates and commodity prices. Our service businesses employ a comprehensive tollgate process leading up to and through the execution of a contractual service agreement to mitigate legal, financial and operational risks. Furthermore, we centrally manage some risks by purchasing insurance, the amount of which is determined by balancing the level of risk retained or assumed with the cost of transferring risk to others. We manage the risk of fluctuations in economic activity and customer demand by monitoring industry dynamics and responding accordingly, including by adjusting capacity, implementing cost reductions and engaging in mergers, acquisitions and dispositions.

GE Capital Risk Management and Oversight

GE Capital has a robust risk infrastructure and robust processes to manage risks related to its businesses, and the GE Corporate Risk Function relies upon them in fulfilling its mission.

The GE Risk Committee was established to oversee GE Capital’s risk appetite, risk assessment and management processes previously undertaken by the GE Audit Committee.  The GECC Board of Directors oversees the GE Capital risk management framework, and approves all significant acquisitions and dispositions as well as significant borrowings and investments. The GECC Board of Directors exercises control over investment activities in the business units through delegations of authority. All participants in the GE Capital risk management process must comply with approval limits established by the GECC Board.

The Enterprise Risk Management Committee (ERMC), which comprises the most senior leaders in GE Capital as well as the GE CRO oversees the implementation of the GE Capital’s risk appetite, and senior management’s establishment of appropriate systems (including policies, procedures, and management committees) to ensure enterprise risks are effectively identified, measured, monitored, and controlled. Day to day risk oversight for GE Capital is provided by an independent global risk management organization which includes the GE Capital corporate function in addition to risk officers embedded in the individual business units. The Risk Leaders in the business units have dual reporting relationships, reporting both into the local business management and also to the GE Capital corporate-level function leader, which further strengthens their independence.

(35)

GE Capital’s risk management approach rests upon three major tenets: a broad spread of risk based on managed exposure limits; senior, secured commercial financings; and a hold-to-maturity model with transactions underwritten to “on-book” standards. Dedicated risk professionals across the businesses include underwriters, portfolio managers, collectors, environmental or engineering specialists, and specialized asset managers. The senior risk officers have, on average, over 25 years of experience.

GE Capital manages risk categories identified in GE Capital’s business environment, which if materialized, could prevent GE Capital from achieving its risk objectives and/or result in losses. These risks are defined as GE Capital’s Enterprise Risk Universe, which includes the following risks: strategic (including earnings and capital), liquidity, credit, market and operational (including financial, compliance, information technology, human resources and legal). Reputational risk is considered and managed across each of the categories. GE Capital has made significant investments in resources to enhance its risk management infrastructure, in particular with regard to compliance, market and operational risk, liquidity and capital management.

GE Capital’s Corporate Risk function, in consultation with the ERMC, updates the Enterprise Risk Appetite Statement annually.  This document articulates the enterprise risk objectives, its key universe of risks and the supporting limit structure. GE Capital’s risk appetite is determined relative to its desired risk objectives, including, but not limited to credit ratings, capital levels, liquidity management, regulatory assessments, earnings, dividends and compliance. GE Capital determines its risk appetite through consideration of portfolio analytics, including stress testing and economic capital measurement, experience and judgment of senior risk officers, current portfolio levels, strategic planning, and regulatory and rating agency expectations.

The Enterprise Risk Appetite is presented to the GECC Board and the GE Risk Committee for review and approval at least annually. On a quarterly basis, the status of GE Capital’s performance against these limits is reviewed by the GE Risk Committee.

GE Capital acknowledges risk-taking as a fundamental characteristic of providing financial services.  It is inherent to its business and arises in lending, leasing and investment transactions undertaken by GE Capital.  GE Capital utilizes its risk capacity judiciously in pursuit of its strategic goals and risk objectives.

GE Capital uses stress testing for risk, liquidity and capital adequacy assessment and management purposes, and as an integral part of GE Capital’s overall planning processes.  Stress testing results inform key strategic portfolio decisions such as capital allocation, assist in developing the risk appetite and limits, and help in assessing product specific risk to guide the development and modification of product structures. The ERMC approves the high-level scenarios for, and reviews the results of, GE Capital-wide stress tests across key risk areas, such as credit and investment, liquidity and market risk. Stress test results are also expressed in terms of impact to capital levels and metrics, and that information is reviewed with the GECC Board and the GE Risk Committee at least twice a year. Stress testing requirements are set forth in GE Capital’s approved risk policies. Key policies, such as the Enterprise Risk Management Policy, the Enterprise Risk Appetite Statement and the Liquidity and Capital Management policies are approved by the GECC Board and the GE Risk Committee at least annually. GE Capital, in coordination with and under the oversight of the GE CRO, provides risk reports to the GE Risk Committee. At these meetings, which occur at least four times a year, GE Capital senior management focuses on the risk strategy and the risk oversight processes used to manage the elements of risk managed by the ERMC.

Operational risks are inherent in GE Capital’s business activities and are typical of any large enterprise. GE Capital’s Operational Risk Management program seeks to effectively manage operational risk to reduce the potential for significant unexpected losses, and to minimize the impact of losses experienced in the normal course of business.

Additional information about our liquidity and how we manage this risk can be found in the Financial Resources and Liquidity section. Additional information about our credit risk and GECS portfolio can be found in the Financial Resources and Liquidity and Critical Accounting Estimates sections. Additional information about our market risk and how we manage this risk can be found in the Financial Resources and Liquidity section.

(36)

Segment Operations
Effective January 1, 2011, we reorganized the former Technology Infrastructure segment into three segments – Aviation, Healthcare, and Transportation.  The prior-period results of the Aviation, Healthcare and Transportation businesses are unaffected by this reorganization.  Results of our formerly consolidated subsidiary, NBCU, and our current equity method investment in NBCU LLC are reported in the Corporate items and eliminations line on the Summary of Operating Segments.

Our six segments are focused on the broad markets they serve: Energy Infrastructure, Aviation, Healthcare, Transportation, Home & Business Solutions and GE Capital. In addition to providing information on segments in their entirety, we have also provided supplemental information for certain businesses within the segments for greater clarity.

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

Segment profit excludes results reported as discontinued operations, earnings attributable to noncontrolling interests of consolidated subsidiaries and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured – excluded in determining segment profit, which we sometimes refer to as “operating profit,” for Energy Infrastructure, Aviation, Healthcare, Transportation, and Home & Business Solutions; included in determining segment profit, which we sometimes refer to as “net earnings,” for GE Capital. Prior to January 1, 2011, segment profit excluded the effects of principal pension plans. Beginning January 1, 2011, we began allocating service costs related to our principal pension plans and no longer allocate the retiree costs of our postretirement healthcare benefits to our segments. This revised allocation methodology better aligns segment operating costs to the active employee costs, which are managed by the segments. This change does not significantly affect reported segment results.

To better serve Oil & Gas customers, Energy’s Measurement & Control business was moved to Oil & Gas in October 2011. Measurement & Control addresses sensor-based measurement, inspection, asset condition monitoring and controls needs. In addition, three business units from Energy’s acquisition of Dresser were also transferred to Oil & Gas in 2011.  We have reclassified certain prior-period amounts to conform to the current-period presentation.  For additional information about our segments, see Part I, Item 1. “Business” and Note 28 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(37)

Summary of Operating Segments
	General Electric Company and consolidated affiliates
(In millions)	2011	2010	2009	2008	2007

Revenues
Energy Infrastructure	$43,694	$37,514	$40,648	$43,046	$34,880
Aviation	18,859	17,619	18,728	19,239	16,819
Healthcare	18,083	16,897	16,015	17,392	16,997
Transportation	4,885	3,370	3,827	5,016	4,523
Home & Business Solutions	8,465	8,648	8,443	10,117	11,026
Total industrial revenues	93,986	84,048	87,661	94,810	84,245
GE Capital	45,730	46,422	48,906	65,900	65,625
Total segment revenues	139,716	130,470	136,567	160,710	149,870
Corporate items and eliminations(a)	7,584	19,123	17,871	19,127	20,094
Consolidated revenues	$147,300	$149,593	$154,438	$179,837	$169,964
Segment profit
Energy Infrastructure	$6,650	$7,271	$7,105	$6,497	$5,238
Aviation	3,512	3,304	3,923	3,684	3,222
Healthcare	2,803	2,741	2,420	2,851	3,056
Transportation	757	315	473	962	936
Home & Business Solutions	300	457	370	365	983
Total industrial segment profit	14,022	14,088	14,291	14,359	13,435
GE Capital	6,549	3,158	1,325	7,841	12,179
Total segment profit	20,571	17,246	15,616	22,200	25,614
Corporate items and eliminations(a)	(359)	(1,105)	(593)	1,184	1,441
GE interest and other financial
charges	(1,299)	(1,600)	(1,478)	(2,153)	(1,993)
GE provision for income taxes	(4,839)	(2,024)	(2,739)	(3,427)	(2,794)
Earnings from continuing operations	14,074	12,517	10,806	17,804	22,268
Earnings (loss) from discontinued
operations, net of taxes	77	(873)	219	(394)	(60)
Consolidated net earnings
attributable to the Company	$14,151	$11,644	$11,025	$17,410	$22,208

(a)	Includes the result of NBCU, our formerly consolidated subsidiary, and our current equity method investment in NBCUniversal LLC.

See accompanying notes to consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Energy Infrastructure
(In millions)	2011	2010	2009

Revenues	$43,694	$37,514	$40,648

Segment profit	$6,650	$7,271	$7,105

Revenues
Energy	$31,080	$29,040	$31,858
Oil & Gas	13,663	9,483	9,701

Segment profit
Energy	$4,992	$5,887	$5,736
Oil & Gas	1,872	1,553	1,532

Energy Infrastructure revenues increased 16% or $6.2 billion (including $4.1 billion from acquisitions) in 2011 as higher volume ($5.8 billion) and the effects of the weaker U.S. dollar ($0.9 billion) were partially offset by lower prices ($0.5 billion). Higher volume was mainly driven by acquisitions and an increase in sales of services at both Energy and Oil & Gas. The effects of the weaker U.S. dollar and lower prices were at both Energy and Oil & Gas.

(38)

Segment profit decreased 9%, or $0.6 billion, as lower productivity ($1.4 billion), driven primarily by the wind turbines business, acquisitions and investment in our global organization and new technology, and lower prices ($0.5 billion), driven primarily by the wind turbines business, were partially offset by higher volume ($1.1 billion), and the effects of deflation ($0.1 billion). Lower productivity, lower prices, higher volume and the effects of deflation were at both Energy and Oil & Gas.

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

Energy Infrastructure equipment orders increased 39% to $25.6 billion at December 31, 2011. Total Energy Infrastructure backlog increased 8% to $72.7 billion at December 31, 2011, composed of equipment backlog of $23.0 billion and services backlog of $49.7 billion. Comparable December 31, 2010 equipment and service order backlogs were $18.3 billion and $48.8 billion, respectively. See Corporate Items and Eliminations for a discussion of items not allocated to this segment.

Aviation revenues of $18.9 billion in 2011 increased $1.2 billion, or 7%, due primarily to higher volume ($1.1 billion) and higher prices ($0.2 billion), partially offset by lower other income ($0.1 billion). Higher volume and higher prices were driven by increased services ($0.9 billion) and equipment sales ($0.4 billion). The increase in services revenue was primarily due to higher commercial spares sales while the increase in equipment revenue was primarily due to commercial engines.

Segment profit of $3.5 billion in 2011 increased $0.2 billion, or 6%, due primarily to higher volume ($0.2 billion) and higher prices ($0.2 billion), partially offset by higher inflation, primarily non-material related ($0.1 billion), and lower other income ($0.1 billion). Incremental research and development and GEnx product launch costs offset higher productivity.

Aviation revenues of $17.6 billion in 2010 decreased $1.1 billion, or 6%, as lower volume ($1.2 billion) and lower other income ($0.1 billion), reflecting lower transaction gains, were partially offset by higher prices ($0.2 billion). The decrease in volume reflected decreased commercial and military equipment sales and services. Lower transaction gains reflect the absence of gains related to the Airfoils Technologies International – Singapore Pte. Ltd. (ATI) acquisition and the Times Microwave Systems disposition in 2009, partially offset by a gain on a partial sale of a materials business and a franchise fee.

Segment profit of $3.3 billion in 2010 decreased $0.6 billion, or 16%, due to lower productivity ($0.4 billion), lower volume ($0.2 billion) and lower other income ($0.2 billion), reflecting lower transaction gains, partially offset by higher prices ($0.2 billion). Lower productivity was primarily due to product launch and production costs associated with the GEnx engine shipments.

Aviation equipment orders increased 33% to $11.9 billion at December 31, 2011. Total Aviation backlog increased 24% to $99.0 billion at December 31, 2011, composed of equipment backlog of $22.5 billion and services backlog of $76.5 billion. Comparable December 31, 2010 equipment and service order backlogs were $20.0 billion and $59.5 billion, respectively. See Corporate Items and Eliminations for a discussion of items not allocated to this segment.

(39)

Healthcare revenues of $18.1 billion in 2011 increased $1.2 billion, or 7%, due to higher volume ($1.0 billion) and the weaker U.S. dollar ($0.4 billion), partially offset by lower prices ($0.3 billion). The revenue increase was split between equipment sales ($0.7 billion) and services ($0.5 billion). Revenue increased in the U.S. and international markets, with the strongest growth in emerging markets.

Segment profit of $2.8 billion in 2011 increased 2%, or $0.1 billion, reflecting increased productivity ($0.3 billion), higher volume ($0.2 billion) and the weaker U.S. dollar ($0.1 billion), partially offset by lower prices ($0.3 billion) and higher inflation ($0.1 billion), primarily non-material related.

Healthcare revenues of $16.9 billion in 2010 increased $0.9 billion, or 6%, reflecting higher volume ($1.0 billion) and the weaker U.S. dollar ($0.1 billion), partially offset by lower prices ($0.2 billion). The increase in volume reflected increased equipment sales ($0.7 billion) and services ($0.2 billion).

Segment profit of $2.7 billion in 2010 increased $0.3 billion, or 13%, due to higher productivity ($0.3 billion), higher volume ($0.2 billion) and the weaker U.S. dollar ($0.1 billion), partially offset by lower prices ($0.2 billion).

Healthcare equipment orders increased 7% to $10.5 billion at December 31, 2011. Total Healthcare backlog increased 1% to $13.5 billion at December 31, 2011, composed of equipment backlog of $3.9 billion and services backlog of $9.6 billion. Comparable December 31, 2010 equipment and service order backlogs were $3.9 billion and $9.5 billion, respectively. See Corporate Items and Eliminations for a discussion of items not allocated to this segment.

Transportation revenues of $4.9 billion in 2011 increased $1.5 billion, or 45%, due to higher volume ($1.5 billion) related to increased equipment sales ($0.9 billion) and services ($0.6 billion). The increase in equipment revenue was primarily driven by an increase in U.S. and international locomotive sales and growth in our global mining equipment business. The increase in service revenue was due to higher overhauls and increased service productivity.

Segment profit of $0.8 billion in 2011 increased $0.4 billion, or over 100%, as a result of increased productivity ($0.4 billion), reflecting improved service margins, and higher volume ($0.1 billion), partially offset by higher inflation ($0.1 billion).

Transportation revenues of $3.4 billion in 2010 decreased $0.5 billion, or 12%, primarily due to lower volume ($0.5 billion). The decrease in volume reflected decreased equipment sales ($0.3 billion) and services ($0.1 billion).

Segment profit of $0.3 billion in 2010 decreased $0.2 billion, or 33%, due to lower productivity ($0.1 billion) and lower volume ($0.1 billion). Lower productivity was primarily due to higher service costs.

Transportation equipment orders decreased 31% to $2.2 billion at December 31, 2011. Total Transportation backlog decreased 1% to $15.1 billion at December 31, 2011, composed of equipment backlog of $3.3 billion and services backlog of $11.8 billion. Comparable December 31, 2010 equipment and service order backlogs were $3.7 billion and $11.6 billion, respectively. See Corporate Items and Eliminations for a discussion of items not allocated to this segment.

Home & Business Solutions revenues of $8.5 billion decreased $0.2 billion, or 2%, in 2011 reflecting a decrease in Appliances partially offset by higher revenues at Lighting and Intelligent Platforms. Overall, revenues decreased primarily as a result of lower volume ($0.3 billion) principally in our appliances business, partially offset by the weaker U.S. dollar ($0.1 billion) and increased prices.

Segment profit of $0.3 billion in 2011 decreased 34%, or $0.2 billion, as the effects of inflation ($0.3 billion) and lower volume were partially offset by the effects of the weaker U.S. dollar, increased productivity and increased prices.

(40)

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

GE Capital
(In millions)	2011	2010	2009

Revenues	$45,730	$46,422	$48,906
Segment profit	$6,549	$3,158	$1,325

December 31 (In millions)	2011	2010

Total assets	$552,514	$565,337

(In millions)	2011	2010	2009

Revenues
Commercial Lending and Leasing (CLL)	$18,178	$18,447	$20,762
Consumer	16,781	17,204	16,794
Real Estate	3,712	3,744	4,009
Energy Financial Services	1,223	1,957	2,117
GE Capital Aviation Services (GECAS)	5,262	5,127	4,594

Segment profit (loss)
CLL	$2,720	$1,554	$963
Consumer	3,551	2,523	1,282
Real Estate	(928)	(1,741)	(1,541)
Energy Financial Services	440	367	212
GECAS	1,150	1,195	1,016

December 31 (In millions)	2011	2010

Total assets
CLL	$193,869	$202,650
Consumer	139,000	147,327
Real Estate	60,873	72,630
Energy Financial Services	18,357	19,549
GECAS	48,821	49,106

GE Capital revenues decreased 1% and net earnings increased favorably in 2011 as compared with 2010. Revenues for 2011 and 2010 included $0.3 billion and $0.2 billion, respectively, from acquisitions and were reduced by $1.1 billion and $2.3 billion, respectively, as a result of dispositions. Revenues also increased as a result of the gain on sale of a substantial portion of our Garanti Bank equity investment (the Garanti Bank transaction), the weaker U.S. dollar and higher gains and investment income, partially offset by reduced revenues from lower ENI. Net earnings increased by $3.4 billion in 2011, primarily due to lower provisions for losses on financing receivables, the gain on the Garanti Bank transaction and lower impairments. GE Capital net earnings in 2011 also included restructuring, rationalization and other charges of $0.1 billion and net losses of $0.2 billion related to our Treasury operations.

(41)

During 2011, GE Capital provided approximately $104 billion of new financings in the U.S. to various companies, infrastructure projects and municipalities. Additionally, we extended approximately $87 billion of credit to approximately 56 million U.S. consumers. GE Capital provided credit to approximately 19,600 new commercial customers and 37,000 new small businesses in the U.S. during 2011 and ended the period with outstanding credit to more than 284,000 commercial customers and 191,000 small businesses through retail programs in the U.S.

GE Capital revenues decreased 5% and net earnings increased favorably in 2010 as compared with 2009. Revenues for 2010 and 2009 included $0.2 billion and $0.1 billion of revenues from acquisitions, respectively, and in 2010 were increased by $0.1 billion and in 2009 were reduced by $2.3 billion as a result of dispositions, including the effects of the 2010 deconsolidation of Regency Energy Partners L.P. (Regency) and the 2009 deconsolidation of Penske Truck Leasing Co., L.P. (PTL). The 2010 deconsolidation of Regency included a $0.1 billion gain on the sale of our general partnership interest in Regency and remeasurement of our retained investment (the Regency transaction). Revenues for 2010 also decreased $0.6 billion compared with 2009 as a result of organic revenue declines primarily driven by a lower asset base and a lower interest rate environment, partially offset by the weaker U.S. dollar. Net earnings increased for 2010 compared with 2009, primarily due to lower provisions for losses on financing receivables, lower selling, general and administrative costs and the gain on the Regency transaction, offset by higher marks and impairments, mainly at Real Estate, the absence of the first quarter 2009 tax benefit from the decision to indefinitely reinvest prior-year earnings outside the U.S., and the absence of the first quarter 2009 gain related to the PTL sale. GE Capital net earnings in 2010 also included restructuring, rationalization and other charges of $0.2 billion and net losses of $0.1 billion related to our Treasury operations.

Additional information about certain GE Capital businesses follows.

CLL 2011 revenues decreased 1% and net earnings increased 75% compared with 2010. Revenues decreased as a result of organic revenue declines ($1.1 billion), primarily due to lower ENI, partially offset by the weaker U.S. dollar ($0.5 billion) and higher gains and investment income ($0.4 billion). Net earnings increased in 2011, reflecting lower provisions for losses on financing receivables ($0.6 billion), higher gains and investment income ($0.3 billion), core increases ($0.2 billion) and lower impairments ($0.1 billion).

CLL 2010 revenues decreased 11% and net earnings increased 61% compared with 2009. Revenues in 2010 and 2009 included $0.2 billion and $0.1 billion, respectively, from acquisitions, and in 2010 were reduced by $1.2 billion from dispositions, primarily related to the 2009 deconsolidation of PTL. Revenues in 2010 also decreased $1.2 billion compared with 2009 as a result of organic revenue declines ($1.4 billion), partially offset by the weaker U.S. dollar ($0.2 billion). Net earnings increased by $0.6 billion in 2010, reflecting lower provisions for losses on financing receivables ($0.6 billion), higher gains ($0.2 billion) and lower selling, general and administrative costs ($0.1 billion). These increases were partially offset by the absence of the gain on the PTL sale and remeasurement ($0.3 billion) and declines in lower-taxed earnings from global operations ($0.1 billion).

Consumer 2011 revenues decreased 2% and net earnings increased 41% compared with 2010. Revenues included $0.3 billion from acquisitions and were reduced by $0.4 billion as a result of dispositions. Revenues in 2011 also decreased $0.3 billion as a result of organic revenue declines ($1.4 billion), primarily due to lower ENI, and higher impairments ($0.1 billion), partially offset by the gain on the Garanti Bank transaction ($0.7 billion), the weaker U.S. dollar ($0.5 billion) and higher gains ($0.1 billion). The increase in net earnings resulted primarily from lower provisions for losses on financing receivables ($1.0 billion), the gain on the Garanti Bank transaction ($0.3 billion) and acquisitions ($0.1 billion), partially offset by lower Garanti results ($0.2 billion), and core decreases ($0.2 billion).

Consumer 2010 revenues increased 2% and net earnings increased 97% compared with 2009. Revenues in 2010 were reduced by $0.3 billion as a result of dispositions. Revenues in 2010 increased $0.7 billion compared with 2009 as a result of the weaker U.S. dollar ($0.4 billion) and organic revenue growth ($0.4 billion). The increase in net earnings resulted primarily from core growth ($1.3 billion) and the weaker U.S. dollar ($0.1 billion), partially offset by the effects of dispositions ($0.1 billion). Core growth included lower provisions for losses on financing receivables across most platforms ($1.5 billion) and lower selling, general and administrative costs ($0.2 billion), partially offset by declines in lower-taxed earnings from global operations ($0.7 billion) including the absence of the first quarter 2009

(42)

tax benefit ($0.5 billion) from the decision to indefinitely reinvest prior-year earnings outside the U.S. and an increase in the valuation allowance associated with Japan ($0.2 billion).

Real Estate 2011 revenues decreased 1% and net earnings increased 47% compared with 2010.  Revenues decreased as organic revenue declines ($0.4 billion), primarily due to lower ENI, were partially offset by increases in net gains on property sales ($0.2 billion) and the weaker U.S. dollar ($0.1 billion). Real Estate net earnings increased compared with 2010, as lower impairments ($0.7 billion), a decrease in provisions for losses on financing receivables ($0.4 billion) and increases in net gains on property sales ($0.2 billion) were partially offset by core declines ($0.4 billion). Depreciation expense on real estate equity investments totaled $0.9 billion and $1.0 billion in 2011 and 2010, respectively.

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

Energy Financial Services 2011 revenues decreased 38% and net earnings increased 20% compared with 2010. Revenues decreased primarily as a result of the deconsolidation of Regency Energy Partners L.P. (Regency) ($0.7 billion) and organic revenue declines ($0.3 billion), primarily from an asset sale in 2010 by an investee. These decreases were partially offset by higher gains ($0.2 billion). The increase in net earnings resulted primarily from higher gains ($0.2 billion), partially offset by the deconsolidation of Regency ($0.1 billion) and core decreases, primarily from an asset sale in 2010 by an investee.

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

GECAS 2011 revenues increased 3% and net earnings decreased 4% compared with 2010. Revenues for 2011 increased compared with 2010 as a result of organic revenue growth ($0.1 billion). The decrease in net earnings resulted primarily from core decreases ($0.1 billion), reflecting the 2010 benefit from resolution of the 2003-2005 IRS audit, partially offset by lower impairments ($0.1 billion).

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

(43)

Corporate Items and Eliminations
(In millions)	2011	2010	2009

Revenues
Gains on disposed businesses	$3,705	$105	$303
Insurance activities	3,437	3,596	3,383
NBCU/NBCU LLC	1,981	16,901	15,436
Eliminations and other	(1,539)	(1,479)	(1,251)
Total	$7,584	$19,123	$17,871

Operating profit (cost)
Gains on disposed businesses	$3,705	$105	$303
NBCU/NBCU LLC	830	2,261	2,264
Insurance activities	(58)	(58)	(79)
Principal retirement plans(a)	(1,898)	(493)	(230)
Underabsorbed corporate overhead and other costs	(2,938)	(2,920)	(2,851)
Total	$(359)	$(1,105)	$(593)

(a)
Included non-operating (non-GAAP) pension income (cost) of $(1.1) billion, $0.3 billion and $1.5 billion in 2011, 2010 and 2009, respectively, which includes interest costs, expected return on plan assets and non-cash amortization of actuarial gains and losses.  Also included operating (non-GAAP) pension income (costs) of $(1.4) billion, $(1.4) billion and $(2.0) billion in 2011, 2010 and 2009, respectively, which includes service cost and plan amendment amortization. See the Supplemental Information section of this Item.

Corporate items and eliminations revenues of $7.6 billion in 2011 decreased $11.5 billion as a $14.9 billion reduction in revenues from NBCU LLC operations resulting from the deconsolidation of NBCU effective January 28, 2011 and $0.3 billion of lower revenues from other disposed businesses were partially offset by a $3.7 billion pre-tax gain related to the NBCU transaction. Corporate items and eliminations costs decreased by $0.7 billion as $3.6 billion of higher gains from disposed businesses, primarily the NBCU transaction, and a $0.6 billion decrease in restructuring, rationalization, acquisition-related and other charges were partially offset by $1.4 billion of higher costs of our principal retirement plans, $1.4 billion of lower earnings from NBCU/NBCU LLC operations and a $0.6 billion increase in research and development spending and global corporate costs.

Certain amounts included in Corporate items and eliminations cost are not allocated to GE operating segments because they are excluded from the measurement of their operating performance for internal purposes. For 2011, these included $0.4 billion at Energy Infrastructure for acquisition-related costs and $0.4 billion at Healthcare, $0.3 billion at Energy Infrastructure, $0.2 billion at Aviation and $0.1 billion at both Home & Business Solutions and Transportation, primarily for technology and product development costs and restructuring, rationalization and other charges.

In 2011, underabsorbed corporate overhead and other costs was flat compared with 2010, as increased costs at our global research centers and global corporate costs were offset by lower restructuring and other charges (including acquisition-related costs) of $0.6 billion.  In 2010, underabsorbed corporate overhead and other costs increased by $0.1 billion as compared with 2009, as increased costs at our global research centers and staff costs and lower income from operations of disposed businesses were partially offset by lower restructuring and other charges (including environmental remediation costs related to the Hudson River dredging project) of $0.6 billion.

Discontinued Operations
(In millions)	2011	2010	2009

Earnings (loss) from discontinued
operations, net of taxes	$77	$(873)	$219

(44)

Discontinued operations primarily comprised BAC, GE Money Japan, WMC, Consumer RV Marine, Consumer Mexico, Consumer Singapore and Australian Home Lending. Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

In 2011, earnings from discontinued operations, net of taxes, included a $0.3 billion gain related to the sale of Consumer Singapore and earnings from operations at Australian Home Lending of $0.1 billion, partially offset by incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan of $0.2 billion and the loss on the sale of Australian Home Lending of $0.1 billion.

In 2010, loss from discontinued operations, net of taxes, primarily reflected incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan of $1.7 billion and estimated after-tax losses of $0.2 billion and $0.1 billion on the planned sales of Consumer Mexico and Consumer RV Marine, respectively, partially offset by an after-tax gain on the sale of BAC of $0.8 billion and earnings from operations at Consumer Mexico of $0.2 billion and at BAC of $0.1 billion.

In 2009, earnings from discontinued operations, net of taxes, primarily reflected earnings from operations of BAC of $0.3 billion, Australian Home Lending of $0.1 billion and Consumer Mexico of $0.1 billion, partially offset by incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan of $0.2 billion and loss from operations at Consumer RV Marine of $0.1 billion.

For additional information related to discontinued operations, see Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Geographic Operations

Our global activities span all geographic regions and primarily encompass manufacturing for local and export markets, import and sale of products produced in other regions, leasing of aircraft, sourcing for our plants domiciled in other global regions and provision of financial services within these regional economies. Thus, when countries or regions experience currency and/or economic stress, we often have increased exposure to certain risks, but also often have new profit opportunities. New profit opportunities include, among other things, more opportunities for expansion of industrial and financial services activities through purchases of companies or assets at reduced prices and lower U.S. debt financing costs.

Revenues are classified according to the region to which products and services are sold. For purposes of this analysis, the U.S. is presented separately from the remainder of the Americas. We classify certain operations that cannot meaningfully be associated with specific geographic areas as “Other Global” for this purpose.

Geographic Revenues
(In billions)	2011	2010	2009

U.S.	$69.8	$75.1	$75.8
Europe	29.1	31.0	36.3
Pacific Basin	23.2	20.8	19.3
Americas	13.2	11.7	11.3
Middle East and Africa	9.8	9.0	9.8
Other Global	2.2	2.0	1.9
Total	$147.3	$149.6	$154.4

Global revenues increased 4% to $77.5 billion in 2011, compared with $74.5 billion and $78.6 billion in 2010 and 2009, respectively. Global revenues to external customers as a percentage of consolidated revenues were 53% in 2011, compared with 50% in 2010 and 51% in 2009. The effects of currency fluctuations on reported results increased revenues by $2.5 billion in 2011, increased revenues by $0.5 billion in 2010 and decreased revenues by $3.9 billion in 2009.

(45)

GE global revenues, excluding GECS, in 2011 were $54.3 billion, up 9% over 2010. Increases in growth markets of 29% in Latin America, 28% in China and 46% in Australia more than offset decreases of 12% in Western Europe. These revenues as a percentage of GE total revenues, excluding GECS, were 55% in 2011, compared with 50% and 52% in 2010 and 2009, respectively. GE global revenues, excluding GECS, were $49.8 billion in 2010, down 6% from 2009, primarily resulting from decreases in Europe, Middle East and Africa, partially offset by an increase in Latin America.

GECS global revenues decreased 6% to $23.2 billion in 2011, compared with $24.7 billion and $25.7 billion in 2010 and 2009, respectively, primarily as a result of decreases in Western Europe. GECS global revenues as a percentage of total GECS revenues were 47% in 2011, compared with 50% in both 2010 and 2009. GECS global revenue decreased by 4% in 2010 from $25.7 billion in 2009, primarily as a result of decreases in Europe, partially offset by an increase in Australia.

Total Assets (continuing operations)
December 31 (In billions)	2011	2010

U.S.	$335.6	$322.8
Europe	213.0	250.2
Pacific Basin	62.3	62.6
Americas	46.7	41.9
Other Global	58.4	57.9
Total	$716.0	$735.4

Total assets of global operations on a continuing basis were $380.4 billion in 2011, a decrease of $32.2 billion, or 8%, from 2010. GECS global assets on a continuing basis of $319.3 billion at the end of 2011 were 1% lower than at the end of 2010, reflecting declines in Europe, primarily due to dispositions and portfolio run-off in various businesses at Consumer and lower financing receivables and equipment leased to others at CLL.

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

Environmental Matters

Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. We are involved in a number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to approximately $0.3 billion in 2011, $0.2 billion in 2010 and $0.3 billion in 2009. We presently expect that such remediation actions will require average annual expenditures of about $0.4 billion for each of the next two years.

In 2006, we entered into a consent decree with the Environmental Protection Agency (EPA) to dredge PCB-containing sediment from the upper Hudson River. The consent decree provided that the dredging would be performed in two phases. Phase 1 was completed in May through November of 2009. Between Phase 1 and Phase 2 there was an intervening peer review by an independent panel of national experts. The panel evaluated the performance of Phase 1 dredging operations with respect to Phase 1 Engineering Performance Standards and recommended proposed changes to the standards. On December 17, 2010, EPA issued its decision setting forth the final performance standards for Phase 2 of the Hudson River dredging project, incorporating aspects of the recommendations from the independent peer review panel and from GE. In December 2010, we agreed to perform Phase 2 of the project in accordance with the final performance standards set by EPA and increased our reserve by $0.8 billion in the fourth quarter of 2010 to account for the probable and estimable costs of completing Phase 2. In

(46)

2011, we completed the first year of Phase 2 dredging and commenced work on planned upgrades to the Hudson River wastewater processing facility.  Based on the results from 2011 dredging and our best professional engineering judgment, we believe that our current reserve continues to reflect our probable and estimable costs for the remainder of Phase 2 of the dredging project.

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

Investment securities comprise mainly investment grade debt securities supporting obligations to annuitants, policyholders and holders of guaranteed investment contracts (GICs) in our run-off insurance operations and Trinity, and investment securities at our treasury operations and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries. The fair value of investment securities increased to $47.4 billion at December 31, 2011 from $43.9 billion at December 31, 2010. Of the amount at December 31, 2011, we held debt securities with an estimated fair value of $46.3 billion, which included corporate debt securities, asset-backed securities (ABS), residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $26.1 billion, $5.0 billion, $2.6 billion and $2.8 billion, respectively. Net unrealized gains on debt securities were $3.0 billion and $0.6 billion at December 31, 2011 and December 31, 2010, respectively. This amount included unrealized losses on corporate debt securities, ABS, RMBS and CMBS of $0.6 billion, $0.2 billion, $0.3 billion and $0.2 billion, respectively, at December 31, 2011, as compared with $0.4 billion, $0.2 billion, $0.4 billion and $0.2 billion, respectively, at December 31, 2010.

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

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. Substantially all of our RMBS are in a senior position in the capital structure of the deals and more than 75% are agency bonds or insured by Monoline insurers (on which we continue to place reliance). Of our total RMBS portfolio at December 31, 2011 and December 31, 2010, approximately $0.5 billion and $0.7 billion, respectively, relate to residential subprime credit, primarily supporting our guaranteed investment contracts. A majority of exposure to residential subprime credit related to investment securities backed by mortgage loans originated in 2006 and 2005. Substantially all of the subprime RMBS were investment grade at the time of purchase and approximately 70% have been subsequently downgraded to below investment grade.

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

(47)

Our ABS portfolio is collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries, as well as a variety of diversified pools of assets such as student loans and credit cards. The vast majority of our ABS are in a senior position in the capital structure of the deals. In addition, substantially all of the securities that are below investment grade are in an unrealized gain position.

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

Monolines provide credit enhancement for certain of our investment securities, primarily RMBS and municipal securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. We continue to rely on Monolines with adequate capital and claims paying resources. We have reduced our reliance on Monolines that do not have adequate capital or have experienced regulator intervention. At December 31, 2011, our investment securities insured by Monolines on which we continue to place reliance were $1.6 billion, including $0.3 billion of our $0.5 billion investment in subprime RMBS. At December 31, 2011, the unrealized loss associated with securities subject to Monoline credit enhancement, for which there is an expected credit loss, was $0.3 billion.

Total pre-tax, other-than-temporary impairment losses during 2011 were $0.5 billion, of which $0.4 billion was recognized in earnings and primarily relates to credit losses on non-U.S. government and non-U.S. corporate securities and other-than-temporary losses on equity securities and $0.1 billion primarily relates to non-credit related losses on RMBS and is included within accumulated other comprehensive income.

Total pre-tax, other-than-temporary impairment losses during 2010 were $0.5 billion, of which $0.3 billion was recognized in earnings and primarily relates to credit losses on RMBS, non-U.S. government securities, non-U.S. corporate securities and other-than-temporary losses on equity securities, and $0.2 billion primarily relates to non-credit related losses on RMBS and is included within accumulated other comprehensive income.

Our qualitative review attempts to identify issuers’ securities that are “at-risk” of other-than-temporary impairment, that is, for securities that we do not intend to sell and it is not more likely than not that we will be required to sell before recovery of our amortized cost, whether there is a possibility of credit loss that would result in an other-than-temporary impairment recognition in the following 12 months. Securities we have identified as “at-risk” primarily relate to investments in RMBS and non-U.S. corporate debt securities across a broad range of industries. The amount of associated unrealized loss on these securities at December 31, 2011, is $0.6 billion. Unrealized losses are not indicative of the amount of credit loss that would be recognized as credit losses are determined based on adverse changes in expected cash flows rather than fair value.  For further information relating to how credit losses are calculated, see Note 3 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.  Uncertainty in the capital markets may cause increased levels of other-than-temporary impairments.

At both December 31, 2011 and December 31, 2010, unrealized losses on investment securities totaled $1.6 billion, including $1.2 billion aged 12 months or longer at December 31, 2011 and $1.3 billion aged 12 months or longer at December 31, 2010. Of the amount aged 12 months or longer at December 31, 2011, more than 70% are debt securities that were considered to be investment grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $0.7 billion and $0.3 billion related to structured securities (mortgage-backed, asset-backed and securitization retained interests) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position at December 31, 2011, the majority relate to debt securities held to support obligations to holders of GICs. We presently do not intend to sell the vast majority of our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. For additional information, see Note 3 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(48)

Fair Value Measurements. For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. Additional information about our application of this guidance is provided in Notes 1 and 21 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.  At December 31, 2011, the aggregate amount of investments that are measured at fair value through earnings totaled $5.9 billion and consisted primarily of various assets held for sale in the ordinary course of business, as well as equity investments.

Working capital, representing GE current receivables and inventories, less GE accounts payable and progress collections, increased $1.6 billion at December 31, 2011, compared to December 31, 2010 due to increases in receivables and inventory, and lower progress collections, partially offset by increased accounts payable. As Energy Infrastructure and Aviation deliver units out of their backlogs over the next few years, progress collections of $11.3 billion at December 31, 2011, will be earned, which, along with progress collections on new orders, will impact working capital. Throughout the last five years, we have executed a significant number of initiatives through our Operating Council, such as lean cycle time projects, which have resulted in a more efficient use of working capital. The Operating Council meets at least eight times per year and is led by our Chairman. We discuss current receivables and inventories, two important elements of working capital, in the following paragraphs.

Current receivables for GE totaled to $11.8 billion at the end of 2011 and $10.4 billion at the end of 2010, and included $9.0 billion due from customers at the end of 2011 compared with $8.1 billion at the end of 2010. GE current receivables turnover was 8.3 in 2011, compared with 8.6 in 2010. The overall increase in current receivables was primarily due to the higher volume and acquisitions at Energy Infrastructure ($1.1 billion).

Inventories for GE totaled to $13.7 billion at December 31, 2011, up $2.3 billion from the end of 2010. This increase reflected higher inventories at Energy Infrastructure, partially due to acquisitions ($1.0 billion), Aviation and Transportation. GE inventory turnover was 7.0 and 7.2 in 2011 and 2010, respectively. See Note 5 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. Our portfolio of financing receivables is diverse and not directly comparable to major U.S. banks. A discussion of the quality of certain elements of the financing receivables portfolio follows.

Our consumer portfolio is largely non-U.S. and primarily comprises mortgage, sales finance, auto and personal loans in various European and Asian countries. Our U.S. consumer financing receivables comprise 16% of our total portfolio. Of those, approximately 65% relate primarily to credit cards, which are often subject to profit and loss sharing arrangements with the retailer (the results of which are reflected in revenues), and have a smaller average balance and lower loss severity as compared to bank cards. The remaining 35% are sales finance receivables, which provide electronics, recreation, medical and home improvement financing to customers. In 2007, we exited the U.S. mortgage business and we have no U.S. auto or student loans.

Our commercial portfolio primarily comprises senior, secured positions with comparatively low loss history. The secured receivables in this portfolio are collateralized by a variety of asset classes, which for our CLL business primarily include: industrial-related facilities and equipment, vehicles, corporate aircraft, and equipment used in many industries, including the construction, manufacturing, transportation, media, communications, entertainment, and healthcare industries. The portfolios in our Real Estate, GECAS and Energy Financial Services businesses are collateralized by commercial real estate, commercial aircraft and operating assets in the global energy industry, respectively. We are in a secured position for substantially all of our commercial portfolio.

(49)

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

For purposes of the discussion that follows, “delinquent” receivables are those that are 30 days or more past due based on their contractual terms; and “nonearning” receivables are those that are 90 days or more past due (or for which collection is otherwise doubtful). Nonearning receivables exclude loans purchased at a discount (unless they have deteriorated post acquisition). Under FASB ASC 310, Receivables, these loans are initially recorded at fair value and accrete interest income over the estimated life of the loan based on reasonably estimable cash flows even if the underlying loans are contractually delinquent at acquisition. In addition, nonearning receivables exclude loans that are paying on a cash accounting basis but classified as nonaccrual and impaired. “Nonaccrual” financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due. Recently restructured financing receivables are not considered delinquent when payments are brought current according to the restructured terms, but may remain classified as nonaccrual until there has been a period of satisfactory payment performance by the borrower and future payments are reasonably assured of collection.

Further information on the determination of the allowance for losses on financing receivables and the credit quality and categorization of our financing receivables is provided in the Critical Accounting Estimates section of this Item and Notes 1, 6 and 23 to the consolidated financial statements in part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(50)

	Financing receivables at		Nonearning receivables at		Allowance for losses at
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(In millions)	2011	2010	2011	2010	2011	2010

Commercial
CLL
Americas(a)	$80,505	$88,558	$1,862	$2,573	$889	$1,288
Europe	36,899	37,498	1,167	1,241	400	429
Asia	11,635	11,943	269	406	157	222
Other(a)	436	664	11	6	4	6
Total CLL	129,475	138,663	3,309	4,226	1,450	1,945

Energy
Financial
Services	5,912	7,011	22	62	26	22

GECAS	11,901	12,615	55	–	17	20

Other	1,282	1,788	65	102	37	58
Total
Commercial	148,570	160,077	3,451	4,390	1,530	2,045

Real Estate
Debt(b)	24,501	30,249	541	961	949	1,292
Business
Properties(c)	8,248	9,962	249	386	140	196
Total Real Estate	32,749	40,211	790	1,347	1,089	1,488

Consumer
Non-U.S.
residential
mortgages(d)	36,170	40,011	3,349	3,738	706	803
Non-U.S.
installment
and revolving
credit	18,544	20,132	263	289	717	937
U.S. installment
and revolving
credit	46,689	43,974	990	1,201	2,008	2,333
Non-U.S. auto	5,691	7,558	43	46	101	168
Other	7,244	8,304	419	478	199	259
Total Consumer	114,338	119,979	5,064	5,752	3,731	4,500
Total	$295,657	$320,267	$9,305	$11,489	$6,350	$8,033

(a)	During 2011, we transferred our Railcar lending and leasing portfolio from CLL Other to CLL Americas. Prior-period amounts were reclassified to conform to the current-period presentation.

(b)	Financing receivables included $0.1 billion and $0.2 billion of construction loans at December 31, 2011 and December 31, 2010, respectively.

(c)	Our Business Properties portfolio is underwritten primarily by the credit quality of the borrower and secured by tenant and owner-occupied commercial properties.

(d)
At December 31, 2011, net of credit insurance, approximately 25% of our secured Consumer non-U.S. residential mortgage portfolio comprised loans with introductory, below market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception (greater than 90%); whose terms permitted interest-only payments; or whose terms resulted in negative amortization. At origination, we underwrite loans with an adjustable rate to the reset value. Of these loans, 79% are in our U.K. and France portfolios, which comprise mainly loans with interest-only payments and introductory below market rates, have a delinquency rate of 15%, have a loan-to-value ratio at origination of 76% and have re-indexed loan-to-value ratios of 84% and 56%, respectively. At December 31, 2011, 6% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(51)

The portfolio of financing receivables, before allowance for losses, was $295.7 billion at December 31, 2011, and $320.3 billion at December 31, 2010. Financing receivables, before allowance for losses, decreased $24.6 billion from December 31, 2010, primarily as a result of collections exceeding originations ($14.9 billion) (which includes sales), write-offs ($7.2 billion) and the stronger U.S. dollar ($1.5 billion), partially offset by acquisitions ($3.6 billion). The $24.6 billion decline in financing receivables excludes financing receivables of $11.5 billion, previously reported in Discontinued operations or Assets of businesses held for sale (primarily non-U.S. residential mortgages and non-U.S. installment and revolving credit) associated with 2011 business and portfolio dispositions. See Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Related nonearning receivables totaled $9.3 billion (3.1% of outstanding receivables) at December 31, 2011, compared with $11.5 billion (3.6% of outstanding receivables) at December 31, 2010. Nonearning receivables decreased from December 31, 2010, primarily due to write-offs and discounted payoffs in Real Estate, improved performance in Commercial and improvements in our entry rates in Consumer.

The allowance for losses at December 31, 2011 totaled $6.4 billion compared with $8.0 billion at December 31, 2010, representing our best estimate of probable losses inherent in the portfolio. Allowance for losses decreased $1.7 billion from December 31, 2010, primarily because provisions were lower than write-offs, net of recoveries by $1.5 billion, which is attributable to a reduction in the overall financing receivables balance and an improvement in the overall credit environment. The allowance for losses as a percent of total financing receivables decreased from 2.5% at December 31, 2010 to 2.1% at December 31, 2011 primarily due to a decrease in the allowance for losses as discussed above, partially offset by a decline in the overall financing receivables balance as collections exceeded originations. Further information surrounding the allowance for losses related to each of our portfolios is detailed below.

(52)

The following table provides information surrounding selected ratios related to nonearning financing receivables and the allowance for losses.

	Nonearning financing receivables		Allowance for losses		Allowance for losses
	as a percent of		as a percent of		as a percent of
	financing receivables at		nonearning financing receivables at		total financing receivables at
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010	2011	2010
Commercial
CLL
Americas	2.3%	2.9%	47.7%	50.1%	1.1%	1.5%
Europe	3.2	3.3	34.3	34.6	1.1	1.1
Asia	2.3	3.4	58.4	54.7	1.3	1.9
Other	2.5	0.9	36.4	100.0	0.9	0.9
Total CLL	2.6	3.0	43.8	46.0	1.1	1.4

Energy Financial Services	0.4	0.9	118.2	35.5	0.4	0.3

GECAS	0.5	–	30.9	–	0.1	0.2

Other	5.1	5.7	56.9	56.9	2.9	3.2

Total Commercial	2.3	2.7	44.3	46.6	1.0	1.3

Real Estate
Debt	2.2	3.2	175.4	134.4	3.9	4.3
Business Properties	3.0	3.9	56.2	50.8	1.7	2.0

Total Real Estate	2.4	3.3	137.8	110.5	3.3	3.7

Consumer
Non-U.S.
residential mortgages	9.3	9.3	21.1	21.5	2.0	2.0
Non-U.S.
installment and
revolving credit	1.4	1.4	272.6	324.2	3.9	4.7
U.S. installment
and revolving credit	2.1	2.7	202.8	194.3	4.3	5.3
Non-U.S. auto	0.8	0.6	234.9	365.2	1.8	2.2
Other	5.8	5.8	47.5	54.2	2.7	3.1

Total Consumer	4.4	4.8	73.7	78.2	3.3	3.8

Total	3.1	3.6	68.2	69.9	2.1	2.5

Included below is a discussion of financing receivables, allowance for losses, nonearning receivables and related metrics for each of our significant portfolios.

CLL − Americas. Nonearning receivables of $1.9 billion represented 20.0% of total nonearning receivables at December 31, 2011. The ratio of allowance for losses as a percent of nonearning receivables decreased from 50.1% at December 31, 2010, to 47.7% at December 31, 2011, reflecting an overall improvement in the credit quality of the remaining portfolio and an overall decrease in nonearning receivables. The ratio of nonearning receivables as a percent of financing receivables decreased from 2.9% at December 31, 2010, to 2.3% at December 31, 2011, primarily due to reduced nonearning exposures in our healthcare, media, franchise and inventory financing portfolios, which more than offset deterioration in our corporate aircraft portfolio. Collateral supporting these nonearning financing receivables primarily includes assets in the restaurant and hospitality, trucking and industrial equipment industries and corporate aircraft and, for our leveraged finance business, equity of the underlying businesses.

(53)

CLL – Europe. Nonearning receivables of $1.2 billion represented 12.5% of total nonearning receivables at December 31, 2011. The ratio of allowance for losses as a percent of nonearning receivables decreased from 34.6% at December 31, 2010, to 34.3% at December 31, 2011, primarily due to an increase in nonearning receivables in our senior secured lending portfolio, partially offset by a reduction in nonearning receivables related to account restructuring in our asset-backed lending portfolio and improved delinquency in our equipment finance portfolio. The majority of nonearning receivables are attributable to the Interbanca S.p.A. portfolio, which was acquired in 2009. The loans acquired with Interbanca S.p.A. were recorded at fair value, which incorporates an estimate at the acquisition date of credit losses over their remaining life. Accordingly, these loans generally have a lower ratio of allowance for losses as a percent of nonearning receivables compared to the remaining portfolio. Excluding the nonearning loans attributable to the 2009 acquisition of Interbanca S.p.A., the ratio of allowance for losses as a percent of nonearning receivables decreased from 65.7% at December 31, 2010, to 55.9% at December 31, 2011, for the reasons described above. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.3% at December 31, 2010, to 3.2% at December 31, 2011, as a result of a decrease in nonearning receivables across our equipment finance and asset-backed lending portfolios, partially offset by the increase in nonearning receivables in our senior secured lending portfolio, for the reasons described above. Collateral supporting these secured nonearning financing receivables are primarily equity of the underlying businesses for our senior secured lending and Interbanca S.p.A. businesses, and equipment for our equipment finance portfolio.

CLL – Asia. Nonearning receivables of $0.3 billion represented 2.9% of total nonearning receivables at December 31, 2011. The ratio of allowance for losses as a percent of nonearning receivables increased from 54.7% at December 31, 2010, to 58.4% at December 31, 2011, primarily as a result of collections and write-offs of nonearning receivables in our asset-based financing businesses in Japan, Australia and New Zealand. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.4% at December 31, 2010, to 2.3% at December 31, 2011, primarily due to the decline in nonearning receivables related to our asset-based financing businesses in Japan, Australia and New Zealand, partially offset by a lower financing receivables balance. Collateral supporting these nonearning financing receivables is primarily commercial real estate, manufacturing equipment, corporate aircraft, and assets in the auto industry.

Real Estate – Debt. Nonearning receivables of $0.5 billion represented 5.8% of total nonearning receivables at December 31, 2011. The decrease in nonearning receivables from December 31, 2010, was driven primarily by the resolution of U.S. multi-family and office nonearning loans, as well as European hotel and retail loans, through restructurings, payoffs and foreclosures, partially offset by new European multi-family delinquencies. The ratio of allowance for losses as a percent of nonearning receivables increased from 134.4% to 175.4% reflecting resolution of nonearning loans as mentioned above. The ratio of allowance for losses as a percent of total financing receivables decreased from 4.3% at December 31, 2010 to 3.9% at December 31, 2011, driven primarily by write-offs related to settlements and payoffs from impaired loan borrowers and improvement in collateral values.

The Real Estate financing receivables portfolio is collateralized by income-producing or owner-occupied commercial properties across a variety of asset classes and markets. At December 31, 2011, total Real Estate financing receivables of $32.7 billion were primarily collateralized by owner-occupied properties ($8.2 billion), office buildings ($7.2 billion), apartment buildings ($4.5 billion) and hotel properties ($3.8 billion). In 2011, commercial real estate markets showed signs of improved stability and liquidity in certain markets; however, the pace of improvement varies significantly by asset class and market and the long term outlook remains uncertain. We have and continue to maintain an intense focus on operations and risk management. Loan loss reserves related to our Real Estate–Debt financing receivables are particularly sensitive to declines in underlying property values. Assuming global property values decline an incremental 1% or 5%, and that decline occurs evenly across geographies and asset classes, we estimate incremental loan loss reserves would be required of less than $0.1 billion and approximately $0.2 billion, respectively. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any sensitivity analyses or attempts to forecast potential losses carry a high degree of imprecision and are subject to change. At December 31, 2011, we had 119 foreclosed commercial real estate properties totaling $0.7 billion.

(54)

Consumer − Non-U.S. residential mortgages. Nonearning receivables of $3.3 billion represented 36.0% of total nonearning receivables at December 31, 2011. The ratio of allowance for losses as a percent of nonearning receivables decreased from 21.5% at December 31, 2010, to 21.1% at December 31, 2011. In the year ended 2011, our nonearning receivables decreased primarily due to improving portfolio quality in the U.K. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 75% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 84% and 56%, respectively. About 4% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At December 31, 2011, we had in repossession stock 461 houses in the U.K., which had a value of approximately $0.1 billion. The ratio of nonearning receivables as a percent of financing receivables remained constant at 9.3% at December 31, 2011.

Consumer − Non-U.S. installment and revolving credit. Nonearning receivables of $0.3 billion represented 2.8% of total nonearning receivables at December 31, 2011. The ratio of allowance for losses as a percent of nonearning receivables decreased from 324.2% at December 31, 2010 to 272.6% at December 31, 2011, reflecting the effects of loan repayments and reduced originations primarily in our European platforms.

Consumer − U.S. installment and revolving credit. Nonearning receivables of $1.0 billion represented 10.6% of total nonearning receivables at December 31, 2011. The ratio of allowance for losses as a percent of nonearning receivables increased from 194.3% at December 31, 2010, to 202.8% at December 31, 2011, as a result of lower entry rates and improved collections resulting in reductions in our nonearning receivables balance. The ratio of nonearning receivables as a percentage of financing receivables decreased from 2.7% at December 31, 2010 to 2.1% at December 31, 2011, primarily due to lower delinquencies reflecting an improvement in the overall credit environment.

Nonaccrual Financing Receivables

The following table provides details related to our nonaccrual and nonearning financing receivables. Nonaccrual financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection becomes doubtful or the account becomes 90 days past due. Substantially all of the differences between nonearning and nonaccrual financing receivables relate to loans which are classified as nonaccrual financing receivables but are paying on a cash accounting basis, and therefore excluded from nonearning receivables. Of our $17.0 billion nonaccrual loans at December 31, 2011, $7.5 billion are currently paying in accordance with their contractual terms.

	Nonaccrual	Nonearning
	financing	financing
December 31, 2011 (In millions)	receivables	receivables

Commercial
CLL	$4,512	$3,309
Energy Financial Services	22	22
GECAS	69	55
Other	115	65
Total Commercial	4,718	3,451

Real Estate	6,949	790

Consumer	5,316	5,064
Total	$16,983	$9,305

(55)

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

Further information pertaining to loans classified as impaired and specific reserves is included in the table below.

	At
(In millions)	December 31,	December 31,
	2011	2010
Loans requiring allowance for losses
Commercial(a)	$2,357	$2,733
Real Estate	4,957	6,812
Consumer	3,036	2,446
Total loans requiring allowance for losses	10,350	11,991

Loans expected to be fully recoverable
Commercial(a)	3,305	3,087
Real Estate	3,790	3,005
Consumer	69	102
Total loans expected to be fully recoverable	7,164	6,194
Total impaired loans	$17,514	$18,185

Allowance for losses (specific reserves)
Commercial(a)	$812	$1,031
Real Estate	822	1,150
Consumer	717	555
Total allowance for losses (specific reserves)	$2,351	$2,736

Average investment during the period	$18,384	$15,538
Interest income earned while impaired(b)	733	391

(a)	Includes CLL, Energy Financial Services, GECAS and Other.

(b)	Recognized principally on a cash basis.

We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms.

Of our $8.7 billion impaired loans at Real Estate at December 31, 2011, $7.9 billion are currently paying in accordance with the contractual terms of the loan and are typically loans where the borrower has adequate debt service coverage to meet contractual interest obligations. Impaired loans at CLL primarily represent senior secured lending positions.

(56)

Our impaired loan balance at December 31, 2011 and 2010, classified by the method used to measure impairment was as follows.

	At
	December 31,	December 31,
(In millions)	2011	2010

Method used to measure impairment
Discounted cash flow	$8,981	$7,644
Collateral value	8,533	10,541
Total	$17,514	$18,185

See Note 1 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report for further information on collateral dependent loans and our valuation process.

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a troubled debt restructuring (TDR), and also as impaired. Changes to Real Estate’s loans primarily include maturity extensions, principal payment acceleration, changes to collateral terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At December 31, 2011, TDRs included in impaired loans were $13.7 billion, primarily relating to Real Estate ($7.0 billion), CLL ($3.6 billion) and Consumer ($2.9 billion).

Real Estate TDRs increased from $4.9 billion at December 31, 2010 to $7.0 billion at December 31, 2011, primarily driven by loans scheduled to mature during 2011, some of which were modified during 2011 and classified as TDRs upon modification. For borrowers with demonstrated operating capabilities, we work to restructure loans when the cash flow and projected value of the underlying collateral support repayment over the modified term. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. For the year ended December 31, 2011, we modified $4.0 billion of loans classified as TDRs, substantially all in our Debt portfolio. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. We received the same or additional compensation in the form of rate increases and fees for the majority of these TDRs. Of our modifications classified as TDRs in the last twelve months, $0.1 billion have subsequently experienced a payment default.

The substantial majority of the Real Estate TDRs have reserves determined based upon collateral value. Our specific reserves on Real Estate TDRs were $0.6 billion at December 31, 2011 and $0.4 billion at December 31, 2010, and were 8.4% and 8.9%, respectively, of Real Estate TDRs. Although we experienced an increase in TDRs over this period, in many situations these loans did not require a specific reserve as collateral value adequately covered our recorded investment in the loan. While these modified loans had adequate collateral coverage, we were still required to complete our TDR classification evaluation on each of the modifications without regard to collateral adequacy.

(57)

We utilize certain short-term (three months or less) loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our non-U.S. residential mortgage and non-U.S. installment and revolving portfolios. We sold our U.S. residential mortgage business in 2007 and as such, do not participate in the U.S. government-sponsored mortgage modification programs. For the year ended December 31, 2011, we provided short-term modifications of approximately $1.0 billion of consumer loans for borrowers experiencing financial difficulties, substantially all in our non-U.S. residential mortgage, credit card and personal loan portfolios, which are not classified as TDRs. For these modified loans, we provided insignificant interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We expect borrowers whose loans have been modified under these short-term programs to continue to be able to meet their contractual obligations upon the conclusion of the short-term modification. In addition, we have modified $2.0 billion of Consumer loans for the year ended December 31, 2011, which are classified as TDRs. Further information on Consumer impaired loans is provided in Note 23 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Delinquencies

For additional information on delinquency rates at each of our major portfolios, see Note 23 to the consolidated financial statements in Part II. Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

GECS Selected European Exposures

At December 31, 2011, we had $92 billion in financing receivables to consumer and commercial customers in Europe. The GECS financing receivables portfolio in Europe is well diversified across European geographies and customers. Approximately 85% of the portfolio is secured by collateral and represents approximately 500,000 commercial customers. Several European countries, including Spain, Portugal, Ireland, Italy, Greece and Hungary (“focus countries”), have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The carrying value of GECS funded exposures in these focus countries and in the rest of Europe comprised the following at December 31, 2011.

December 31, 2011							Rest of	Total
(In millions)	Spain	Portugal	Ireland	Italy	Greece	Hungary	Europe	Europe

Financing receivables,
net of allowance
for loan losses(a)(b)	$2,316	$601	$881	$7,231	$88	$3,060	$78,208	$92,385

Investments(c)(d)	2	–	24	611	36	152	2,650	3,475

Derivatives,
net of collateral(c)(e)	47	–	–	86	–	–	177	310

Total funded exposures(f)	2,365	601	905	7,928	124	3,212	81,035	96,170

Unfunded commitments	–	–	–	311	–	557	8,168	9,036

(a)	Financing receivable amounts are classified based on the location or nature of the related obligor.

(b)
Substantially all relates to non-sovereign obligors. Includes residential mortgage loans of approximately $35.4 billion before consideration of purchased credit protection. We have third-party mortgage insurance for approximately 28% of these residential mortgage loans, substantially all of which were originated in the U.K., Poland and France.

(c)	Investments and derivatives are classified based on the location of the parent of the obligor or issuer.

(d)
Includes $1.1 billion related to financial institutions, $0.5 billion related to non-financial institutions and $1.9 billion related to sovereign issuers. Sovereign issuances totaled $0.1 billion, $0.1 billion and $0.1 billion related to Italy, Hungary and Greece, respectively. We held no investments issued by sovereign entities in the other focus countries.

(e)	Net of cash collateral, entire amount is non-sovereign.

(58)

(f)
Excludes other GECS funded assets in European countries, which comprise cash and equivalents ($41.6 billion), ELTO ($11.9 billion), real estate held for investment ($7.3 billion), and cost and equity method investments ($2.5 billion). GECS cash and equivalents in European countries include cash on short-term placement with highly rated global financial institutions based in Europe, sovereign central banks and agencies or supra national entities ($24.2 billion) and the remaining $17.4 billion of cash and equivalents is placed with highly rated European financial institutions on a short-term basis and is secured by U.S. Treasury securities ($9.6 billion) and sovereign bonds of non-focus countries ($7.8 billion), where the value of our collateral exceeds the amount of our cash exposure.

We manage counterparty exposure, including credit risk, on an individual counterparty basis. We place defined risk limits around each obligor and review our risk exposure on the basis of both the primary and parent obligor, as well as the issuer of securities held as collateral. These limits are adjusted on an ongoing basis based on our continuing assessment of the credit risk of the obligor or issuer. In setting our counterparty risk limits, we focus on high quality credits and diversification through spread of risk in an effort to actively manage our overall exposure. We actively monitor each exposure against these limits and take appropriate action when we believe that risk limits have been exceeded or there are excess risk concentrations. Our collateral position and ability to work out problem accounts has historically mitigated our actual loss experience. Delinquency experience has been improving in our European commercial and consumer platforms in the aggregate, and we actively monitor and take action to reduce exposures where appropriate. Uncertainties surrounding European markets could have an impact on the judgments and estimates used in determining the carrying value of these assets.

Other GECS receivables totaled $13.4 billion at December 31, 2011 and $12.9 billion at December 31, 2010, and consisted primarily of amounts due from GE (primarily related to material procurement programs of $3.5 billion and $2.7 billion at December 31, 2011 and December 31, 2010, respectively), insurance receivables, nonfinancing customer receivables, amounts due under operating leases, amounts accrued from investment income, tax receivables and various sundry items.

Property, plant and equipment totaled $65.7 billion at December 31, 2011, down $0.5 billion from 2010, primarily reflecting a reduction in equipment leased to others principally as a result of the disposal of our CLL marine container leasing business. GE property, plant and equipment consisted of investments for its own productive use, whereas the largest element for GECS was equipment provided to third parties on operating leases. Details by category of investment are presented in Note 7 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

GE additions to property, plant and equipment totaled $3.0 billion and $2.4 billion in 2011 and 2010, respectively. Total expenditures, excluding equipment leased to others, for the past five years were $13.1 billion, of which 40% was investment for growth through new capacity and product development; 24% was investment in productivity through new equipment and process improvements; and 36% was investment for other purposes such as improvement of research and development facilities and safety and environmental protection.

GECS additions to property, plant and equipment were $9.9 billion and $7.7 billion during 2011 and 2010, respectively, primarily reflecting additions of commercial aircraft at GECAS.

Goodwill and other intangible assets totaled $84.7 billion and $74.4 billion, respectively, at December 31, 2011. Goodwill increased $8.2 billion from 2010, primarily from the acquisitions of Converteam, the Well Support division of John Wood Group PLC, Dresser, Inc., Wellstream PLC and Lineage Power Holdings, Inc., partially offset by the stronger U.S. dollar. Other intangible assets increased $2.1 billion from 2010, primarily from acquisitions, partially offset by amortization expense. Goodwill and intangible assets were reduced by $19.6 billion and $2.6 billion in 2010 in connection with our decision to transfer the assets of the NBCU business to a joint venture. See Note 8 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(59)

All other assets comprise mainly real estate equity properties and investments, equity and cost method investments, derivative instruments and assets held for sale, and totaled $111.7 billion at December 31, 2011, an increase of $17.4 billion, primarily related to our investment in NBCU ($18.0 billion), increases in the fair value of derivative instruments ($4.6 billion) and our investment in PTL ($1.2 billion), partially offset by a decrease in real estate equity investments ($3.3 billion) and the sale of a substantial portion of our equity investment in Garanti Bank ($3.0 billion). During 2011, we recognized other-than-temporary impairments of cost and equity method investments, excluding those related to real estate, of $0.1 billion.

Included in other assets are Real Estate equity investments of $23.9 billion and $27.2 billion at December 31, 2011 and December 31, 2010, respectively. Our portfolio is diversified, both geographically and by asset type. We review the estimated values of our commercial real estate investments at least annually, or more frequently as conditions warrant. Based on the most recent valuation estimates available, the carrying value of our Real Estate investments exceeded their estimated value by about $2.6 billion. Commercial real estate valuations in 2011 showed signs of improved stability and liquidity in certain markets, primarily in the U.S.; however, the pace of improvement varies significantly by asset class and market.  Accordingly, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. During 2011, Real Estate recognized pre-tax impairments of $1.2 billion in its real estate held for investment, which were driven by declining cash flow projections for properties in certain markets, most notably Japan and Spain, as well as properties we have identified for short-term disposition based upon our updated outlook of local market conditions. Real Estate investments with undiscounted cash flows in excess of carrying value of 0% to 5% at December 31, 2011 had a carrying value of $1.6 billion and an associated estimated unrealized loss of approximately $0.2 billion. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized.

Contract costs and estimated earnings reflect revenues earned in excess of billings on our long-term contracts to construct technically complex equipment (such as power generation, aircraft engines and aeroderivative units) and long-term product maintenance or extended warranty arrangements. Our total contract costs and estimated earnings balances at December 31, 2011 and 2010, were $9.0 billion and $8.1 billion, respectively, reflecting the timing of billing in relation to work performed, as well as changes in estimates of future revenues and costs. Our total contract costs and estimated earnings balance at December 31, 2011, primarily related to customers in our Energy, Aviation and Transportation businesses. Further information is provided in the Critical Accounting Estimates section.

Liquidity and Borrowings

We maintain a strong focus on liquidity. At both GE and GECS we manage our liquidity to help ensure access to sufficient funding to meet our business needs and financial obligations throughout business cycles.

Our liquidity and borrowing plans for GE and GECS are established within the context of our annual financial and strategic planning processes. At GE, our liquidity and funding plans take into account the liquidity necessary to fund our operating commitments, which include primarily purchase obligations for inventory and equipment, payroll and general expenses (including pension funding). We also take into account our capital allocation and growth objectives, including paying dividends, repurchasing shares, investing in research and development and acquiring industrial businesses. At GE, we rely primarily on cash generated through our operating activities and also have historically maintained a commercial paper program that we regularly use to fund operations in the U.S., principally within fiscal quarters.

(60)

GECS liquidity position is targeted to meet our obligations under both normal and stressed conditions.  GECS establishes a funding plan annually that is based on the projected asset size and cash needs of the Company, which over the past few years, has included our strategy to reduce our ending net investment in GE Capital. GECS relies on a diversified source of funding, including the unsecured term debt markets, the global commercial paper markets, deposits, secured funding, retail funding products, bank borrowings and securitizations to fund its balance sheet, in addition to cash generated through collection of principal, interest and other payments on our existing portfolio of loans and leases to fund its operating and interest expense costs.

Our 2012 GECS funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of its long-term debt ($82.7 billion at December 31, 2011, which includes $2.7 billion of alternative and other funding), through issuance of long-term debt and reissuance of commercial paper, cash on hand, collections of financing receivables exceeding originations, dispositions, asset sales, and deposits and other alternative sources of funding. Interest on borrowings is primarily repaid through interest earned on existing financing receivables. During 2011, GECS earned interest income on financing receivables of $22.4 billion, which more than offset interest expense of $13.9 billion.

We maintain a detailed liquidity policy for GECS which includes a requirement to maintain a contingency funding plan. The liquidity policy defines GECS’ liquidity risk tolerance under different stress scenarios based on its liquidity sources and also establishes procedures to escalate potential issues. We actively monitor GECS’ access to funding markets and its liquidity profile through tracking external indicators and testing various stress scenarios. The contingency funding plan provides a framework for handling market disruptions and establishes escalation procedures in the event that such events or circumstances arise.

GECS is a savings and loan holding company under U.S. law and became subject to Federal Reserve Board (FRB) supervision on July 21, 2011, the one-year anniversary of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The FRB has recently finalized a regulation that requires certain organizations it supervises to submit annual capital plans for review, including institutions’ plans to make capital distributions, such as dividend payments. The applicability and timing of this proposed regulation to GECS is not yet determined; however, the FRB has indicated that it expects to extend these requirements to large savings and loan holding companies through separate rulemaking or by order. We expect that GECS capital allocation planning will be subject to FRB review, which could affect the timing of the GE Capital dividend to the parent.

Actions taken to strengthen and maintain our liquidity are described in the following section.

Liquidity Sources

We maintain liquidity sources that consist of cash and equivalents and a portfolio of high-quality, liquid investments (Liquidity Portfolio) and committed unused credit lines.

We have consolidated cash and equivalents of $84.5 billion at December 31, 2011, which is available to meet our needs. See Statement of Financial Position.  At GECS, about $9 billion is in regulated bank and insurance entities and is subject to regulatory restrictions. Most of GE’s cash is held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund our needs in the U.S. on a short-term basis without being subject to U.S. tax. Under current tax laws, should GE or GECS determine to repatriate cash and equivalents held outside the U.S., we may be subject to additional U.S. income taxes and foreign withholding taxes.  Less than $1 billion is held in restricted countries.

In addition to our $84.5 billion of cash and equivalents, we have a centrally-managed portfolio of high-quality, liquid investments with a fair value of $3.6 billion at December 31, 2011. The Liquidity Portfolio is used to manage liquidity and meet the operating needs of GECS under both normal and stress scenarios. The investments consist of unencumbered U.S. government securities, U.S. agency securities, securities guaranteed by the government, supranational securities, and a select group of non-U.S. government securities. We believe that we can readily obtain cash for these securities, even in stressed market conditions.

(61)

We have committed, unused credit lines totaling $52.4 billion that have been extended to us by 58 financial institutions at December 31, 2011. These lines include $35.1 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $16.7 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one year from the date of expiration of the lending agreement.

At December 31, 2011, our aggregate cash and equivalents and committed credit lines were more than twice GECS’ commercial paper borrowings balance.

Funding Plan

We have reduced our GE Capital ending net investment, excluding cash and equivalents, from $526 billion at January 1, 2010 to $445 billion at December 31, 2011.

In 2011, we completed issuances of $26.9 billion of senior unsecured debt and $2.0 billion of subordinated notes with maturities up to 25 years (and subsequent to December 31, 2011, an additional $11.6 billion).  Average commercial paper borrowings for GECS and GE during the fourth quarter were $42.4 billion and $15.6 billion, respectively, and the maximum amount of commercial paper borrowings outstanding for GECS and GE during the fourth quarter was $45.0 billion and $18.7 billion, respectively. GECS commercial paper maturities are funded principally through new issuances and at GE are substantially repaid by quarter-end using overseas cash which is available for use in the U.S. on a short-term basis without being subject to U.S. tax.

Under the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP), the FDIC guaranteed certain senior, unsecured debt issued by GECC on or before October 31, 2009 for which we paid $2.3 billion of fees to the FDIC for our participation. Our TLGP-guaranteed debt has remaining maturities of $35 billion in 2012. We anticipate funding these and our other long-term debt maturities through a combination of existing cash, new debt issuances, collections exceeding originations, dispositions, asset sales, deposits and other alternative sources of funding. GECC and GE are parties to an Eligible Entity Designation Agreement and GECC is subject to the terms of a Master Agreement, each entered into with the FDIC. The terms of these agreements include, among other things, a requirement that GE and GECC reimburse the FDIC for any amounts that the FDIC pays to holders of GECC debt that is guaranteed by the FDIC.

We securitize financial assets as an alternative source of funding. During 2011, we completed $11.8 billion of non-recourse issuances and had maturities of $12.0 billion. At December 31, 2011, consolidated non-recourse borrowings were $29.3 billion. We anticipate that securitization will remain a part of our overall funding capabilities notwithstanding the changes in consolidation rules described in Notes 1 and 24 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks. At December 31, 2011 and December 31, 2010, we were party to repurchase agreements totaling $0.1 billion and $0.2 billion, respectively, which were accounted for as on-book financings. We have had no repurchase agreements which were not accounted for as financings and we do not engage in securities lending transactions.

We have deposit-taking capability at 11 banks outside of the U.S. and two banks in the U.S. – GE Capital Retail Bank (formerly GE Money Bank), a Federal Savings Bank (FSB), and GE Capital Financial Inc., an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) in maturity terms from three months to ten years.

Total alternative funding at December 31, 2011 was $66 billion, composed mainly of $43 billion bank deposits, $9 billion of funding secured by real estate, aircraft and other collateral and $8 billion GE Interest Plus notes. The comparable amount at December 31, 2010 was $60 billion.

(62)

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

The preferred stock was redeemable at our option three years after issuance at a price of 110% of liquidation value plus accrued and unpaid dividends. On September 13, 2011, we provided notice to Berkshire Hathaway that we would redeem the shares for the stated redemption price of $3.3 billion, plus accrued and unpaid dividends. In connection with this notice, we recognized a preferred dividend of $0.8 billion (calculated as the difference between the carrying value and redemption value of the preferred stock), which was recorded as a reduction to our third quarter earnings attributable to common shareowners and common shareowners’ equity and a related EPS charge of $0.08. As a result and beginning in the fourth quarter of 2011, we are no longer required to pay the preferred share dividends of $0.3 billion annually. The preferred shares were redeemed on October 17, 2011.

Exchange rate and interest rate risks are managed with a variety of techniques, including match funding and selective use of derivatives. We use derivatives to mitigate or eliminate certain financial and market risks because we conduct business in diverse markets around the world and local funding is not always efficient. In addition, we use derivatives to adjust the debt we are issuing to match the fixed or floating nature of the assets we are originating. We apply strict policies to manage each of these risks, including prohibitions on speculative activities. Following is an analysis of the potential effects of changes in interest rates and currency exchange rates using so-called “shock” tests that seek to model the effects of shifts in rates.  Such tests are inherently limited based on the assumptions used (described further below) and should not be viewed as a forecast; actual effects would depend on many variables, including market factors and the composition of the Company’s assets and liability portfolio at that time.

(63)

•
It is our policy to minimize exposure to interest rate changes. We fund our financial investments using debt or a combination of debt and hedging instruments so that the interest rates of our borrowings match the expected interest rate profile on our assets. To test the effectiveness of our fixed rate positions, we assumed that, on January 1, 2012, interest rates increased by 100 basis points across the yield curve (a “parallel shift” in that curve) and further assumed that the increase remained in place for 2012. We estimated, based on the year-end 2011 portfolio and holding all other assumptions constant, that our 2012 consolidated net earnings would decline by less than $0.1 billion as a result of this parallel shift in the yield curve.

•
It is our policy to minimize currency exposures and to conduct operations either within functional currencies or using the protection of hedge strategies. We analyzed year-end 2011 consolidated currency exposures, including derivatives designated and effective as hedges, to identify assets and liabilities denominated in other than their relevant functional currencies. For such assets and liabilities, we then evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. This analysis indicated that our 2012 consolidated net earnings would decline by less than $0.1 billion as a result of such a shift in exchange rates.

Debt and Derivative Instruments, Guarantees and Covenants

Principal debt and derivative conditions are described below.

Certain of our derivative instruments can be terminated if specified credit ratings are not maintained and certain debt and derivatives agreements of other consolidated entities have provisions that are affected by these credit ratings. As of December 31, 2011, GE and GECC’s long-term unsecured debt credit rating from Standard and Poor’s Ratings Service (S&P) was “AA+” with a stable outlook and from Moody’s Investors Service (“Moody’s”) was “Aa2” with a stable outlook. As of December 31, 2011, GE, GECS and GECC’s short-term credit rating from S&P was “A-1+” and from Moody’s was “P-1”. We are disclosing these ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Although we currently do not expect a downgrade in the credit ratings, our ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions. We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our standard master agreements) on an individual counterparty basis. Where we have agreed to netting of derivative exposures with a counterparty, we offset our exposures with that counterparty and apply the value of collateral posted to us to determine the net exposure. Accordingly, we actively monitor these net exposures against defined limits and take appropriate actions in response, including requiring additional collateral.

Swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the long-term credit rating of the applicable GE entity were to fall below A-/A3. In certain of these master agreements, the counterparty also has the ability to require termination if the short-term rating of the applicable GE entity were to fall below A-1/P-1. The net derivative liability after consideration of netting arrangements, outstanding interest payments and collateral posted by us under these master agreements was estimated to be $1.2 billion at December 31, 2011. See Note 22 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(64)

Other debt and derivative agreements of consolidated entities:

•
Trinity comprises two consolidated entities that hold investment securities, the majority of which are investment grade, and are funded by the issuance of GICs. Since 2004, GECC has fully guaranteed repayment of these entities’ GIC obligations. If the long-term credit rating of GECC were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, certain GIC holders could require immediate repayment of their investment. To the extent that amounts due exceed the ultimate value of proceeds realized from Trinity assets, GECC would be required to provide such excess amount. As of December 31, 2011, the carrying value of the liabilities of these entities was $5.6 billion and the fair value of their assets was $4.7 billion (which included net unrealized losses on investment securities of $0.7 billion). With respect to these investment securities, we intend to hold them at least until such time as their individual fair values exceed their amortized cost. We have the ability to hold all such debt securities until maturity.

•
Another consolidated entity also had issued GICs where proceeds are loaned to GECC. If the long-term credit rating of GECC were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GECC could be required to provide up to approximately $1.7 billion as of December 31, 2011, to repay holders of GICs, compared to $2.3 billion at December 31, 2010. These obligations are included in long-term borrowings in our Statement of Financial Position in the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

•
If the short-term credit rating of GECC were reduced below A-1/P-1, GECC would be required to partially cash collateralize certain covered bonds. The maximum amount that would be required to be provided in the event of such a downgrade is determined by contract and amounted to $0.7 billion and $0.8 billion at December 31, 2011 and December 31, 2010, respectively. These obligations are included in long-term borrowings in our Statement of Financial Position in the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Ratio of Earnings to Fixed Charges, Income Maintenance Agreement and Subordinated Debentures

On March 28, 1991, GE entered into an agreement with GECC to make payments to GECC, constituting additions to pre-tax income under the agreement, to the extent necessary to cause the ratio of earnings to fixed charges of GECC and consolidated affiliates (determined on a consolidated basis) to be not less than 1.10:1 for the period, as a single aggregation, of each GECC fiscal year commencing with fiscal year 1991.  GECC’s ratio of earnings to fixed charges was 1.52:1 for 2011. No payment is required in 2012 pursuant to this agreement.

Any payment made under the Income Maintenance Agreement will not affect the ratio of earnings to fixed charges as determined in accordance with current SEC rules because it does not constitute an addition to pre-tax income under current U.S. GAAP.

In addition, in connection with certain subordinated debentures for which GECC receives equity credit by rating agencies, GE has agreed to promptly return dividends, distributions or other payments it receives from GECC during events of default or interest deferral periods under such subordinated debentures. There were $7.2 billion of such debentures outstanding at December 31, 2011. See Note 10 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Consolidated Statement of Changes in Shareowners’ Equity

GE shareowners’ equity decreased by $2.5 billion in 2011, compared with an increase of $1.6 billion in 2010 and an increase of $12.6 billion in 2009.

Net earnings increased GE shareowners' equity by $14.2 billion, $11.6 billion and $11.0 billion, partially offset by dividends declared of $7.5 billion (including $0.8 billion related to our preferred stock redemption), $5.2 billion and $6.8 billion in 2011, 2010 and 2009, respectively.

(65)

Elements of other comprehensive income (OCI) decreased shareowners’ equity by $6.1 billion in 2011 and $2.3 billion in 2010, respectively, compared with an increase of $6.6 billion in 2009, inclusive of changes in accounting principles. The components of these changes are as follows:

•
Changes in benefit plans decreased shareowners’ equity by $7.0 billion in 2011, primarily reflecting lower discount rates used to measure pension and postretirement benefit obligations and lower asset values, partially offset by amortization of actuarial losses and prior service costs out of accumulated other comprehensive income (AOCI). This compared with an increase of $1.1 billion and a decrease of $1.8 billion in 2010 and 2009, respectively. The increase in 2010 primarily reflected prior service cost and net actuarial loss amortization out of AOCI and higher fair value of plans assets, partially offset by lower discount rates used to measure pension and postretirement benefit obligations. The decrease in 2009 primarily related to lower discount rates used to measure pension and postretirement benefit obligations. Further information about changes in benefit plans is provided in Note 12 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

•
Currency translation adjustments increased shareowners’ equity by $0.2 billion in 2011, decreased equity by $3.9 billion in 2010 and increased equity by $4.1 billion in 2009. Changes in currency translation adjustments reflect the effects of changes in currency exchange rates on our net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar. At year end 2011 and 2010, the U.S. dollar strengthened against most major currencies, including the pound sterling and the euro, and weakened against the Australian dollar and the Japanese yen. Releases from AOCI related to dispositions and changes in deferred taxes more than offset the effect in 2011. At year-end 2009, the dollar weakened against most major currencies.

•
The change in fair value of investment securities increased shareowners’ equity by $0.6 billion in 2011, reflecting lower interest rates and improved market conditions related to U.S. corporate securities, partially offset by adjustments to reflect the effect of the unrealized gains on insurance-related assets and equity. The change in fair value of investment securities increased shareowners’ equity by an insignificant amount and $2.7 billion in 2010 and 2009, respectively. Further information about investment securities is provided in Note 3 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

•
Changes in the fair value of derivatives designated as cash flow hedges increased shareowners’ equity by $0.1 billion in 2011, primarily reflecting lower fair values of interest rate and cross currency hedges which were more than offset by releases from AOCI contemporaneous with the earnings effects of the related hedged items, principally as an adjustment of interest expense on borrowings. The change in the fair value of derivatives designated as cash flow hedges increased equity by $0.5 billion and $1.6 billion in 2010 and 2009, respectively. Further information about the fair value of derivatives is provided in Note 22 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Statement of Cash Flows – Overview from 2009 through 2011

Consolidated cash and equivalents were $84.5 billion at December 31, 2011, an increase of $5.6 billion from December 31, 2010. Cash and equivalents totaled $78.9 billion at December 31, 2010, an increase of $7.1 billion from December 31, 2009.

We evaluate our cash flow performance by reviewing our industrial (non-financial services) businesses and financial services businesses separately. Cash from operating activities (CFOA) is the principal source of cash generation for our industrial businesses. The industrial businesses also have liquidity available via the public capital markets. Our financial services businesses use a variety of financial resources to meet our capital needs. Cash for financial services businesses is primarily provided from the issuance of term debt and commercial paper in the public and private markets and deposits, as well as financing receivables collections, sales and securitizations.

(66)

GE Cash Flow

GE cash and equivalents were $8.4 billion at December 31, 2011, compared with $19.2 billion at December 31, 2010. GE CFOA totaled $12.1 billion in 2011 compared with $14.7 billion and $16.4 billion in 2010 and 2009, respectively. With respect to GE CFOA, we believe that it is useful to supplement our GE Statement of Cash Flows and to examine in a broader context the business activities that provide and require cash.

GE CFOA decreased $2.7 billion compared with 2010, primarily due to the impact of the disposal of NBCU. In 2010, GE CFOA decreased $1.7 billion compared with 2009, primarily reflecting a decrease in progress collections.

(In billions)	2011	2010	2009

Operating cash collections(a)	$93.6	$98.2	$104.1
Operating cash payments	(81.5)	(83.5)	(87.7)
GE cash from operating activities (GE CFOA)(a)	$12.1	$14.7	$16.4

(a)
GE sells customer receivables to GECS in part to fund the growth of our industrial businesses. These transactions can result in cash generation or cash use. During any given period, GE receives cash from the sale of receivables to GECS. It also foregoes collection of cash on receivables sold. The incremental amount of cash received from sale of receivables in excess of the cash GE would have otherwise collected had those receivables not been sold, represents the cash generated or used in the period relating to this activity. The incremental cash generated in GE CFOA from selling these receivables to GECS increased GE CFOA by $0.9 billion in 2011, decreased GE CFOA by $0.4 billion in 2010 and increased GE CFOA by an insignificant amount in 2009. See Note 27 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report for additional information about the elimination of intercompany transactions between GE and GECS.

The most significant source of cash in GE CFOA is customer-related activities, the largest of which is collecting cash following a product or services sale. GE operating cash collections decreased by $4.6 billion in 2011 and decreased by $5.9 billion in 2010. These changes are consistent with the changes in comparable GE operating segment revenues, including the impact of the disposal of NBCU. Analyses of operating segment revenues discussed in the preceding Segment Operations section are the best way of understanding their customer-related CFOA.

The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services. GE operating cash payments decreased in 2011 and 2010 by $2.0 billion and $4.2 billion, respectively. These changes are consistent with the changes in GE total costs and expenses, including the impact of the disposal of NBCU.

Dividends from GECS represented the distribution of a portion of GECS retained earnings and are distinct from cash from continuing operating activities within the financial services businesses. The amounts included in GE CFOA are the total dividends, including normal dividends as well as any special dividends from excess capital, primarily resulting from GECS business sales. Beginning in the first quarter of 2009, GECS suspended its normal dividend to GE. There were no special dividends received from GECS in 2011, 2010 or 2009.

GECS Cash Flow

GECS cash and equivalents were $76.7 billion at December 31, 2011, compared with $60.3 billion at December 31, 2010. GECS cash from operating activities totaled $21.1 billion for 2011, compared with cash from operating activities of $21.6 billion for the same period of 2010. This was primarily due to increases, compared to the prior year, in cash paid for income taxes of $0.7 billion and decreases in accrued expenses of $1.4 billion, partially offset by increases in net cash collateral held from counterparties on derivative contracts of $1.2 billion.

(67)

Consistent with our plan to reduce GECS asset levels, cash from investing activities was $29.2 billion in 2011, resulting from a $14.4 billion reduction in financing receivables due to collections exceeding originations. We received proceeds of $11.6 billion from sales of GE Capital’s Australian Home Lending operations ($4.6 billion), Consumer businesses in Mexico ($1.9 billion), Canada ($1.4 billion) and Singapore ($0.7 billion), Consumer RV Marine ($1.8 billion), our Real Estate Interpark business ($0.7 billion), our CLL marine container leasing business ($0.4 billion) and our CLL trailer fleet services business in Mexico ($0.1 billion). Additionally, we received proceeds of $4.4 billion from the sale of our equity method investments in Garanti Bank ($3.8 billion) and Banco Colpatria ($0.6 billion). These increases are partially offset by an increase in equipment purchases, mainly at our GECAS and CLL businesses.

GECS cash used for financing activities in 2011 of $33.1 billion related primarily to a $37.8 billion reduction in total borrowings, consisting primarily of reductions in long-term borrowings and commercial paper, partially offset by an increase in deposits at our banks.

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

(68)

Contractual Obligations

As defined by reporting regulations, our contractual obligations for future payments as of December 31, 2011, follow.

	Payments due by period
					2017 and
(In billions)	Total	2012	2013-2014	2015-2016	thereafter

Borrowings and bank
deposits (Note 10)	$453.4	$173.8	$104.5	$52.6	$122.5
Interest on borrowings and
bank deposits	116.1	12.2	17.5	12.8	73.6
Purchase obligations(a)(b)	57.3	32.5	15.1	4.7	5.0
Insurance liabilities (Note 11)(c)	23.7	2.9	3.6	2.5	14.7
Operating lease obligations
(Note 19)	4.5	1.0	1.4	0.9	1.2
Other liabilities(d)	73.6	23.5	12.5	8.0	29.6
Contractual obligations of
discontinued operations(e)	1.4	1.4	–	–	–

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

Variable Interest Entities (VIEs)

We securitize financial assets and arrange other forms of asset-backed financing in the ordinary course of business as an alternative source of funding. The securitization transactions we engage in are similar to those used by many financial institutions.

The assets we securitize include: receivables secured by equipment, commercial real estate, credit card receivables, floorplan inventory receivables, GE trade receivables and other assets originated and underwritten by us in the ordinary course of business. The securitizations are funded with asset-backed commercial paper and term debt.

Substantially all of our securitization VIEs are consolidated because we are considered to be the primary beneficiary of the entity. Our interests in other VIEs for which we are not the primary beneficiary are accounted for as investment securities, financing receivables or equity method investments depending on the nature of our involvement.

At December 31, 2011, consolidated variable interest entity assets and liabilities were $46.7 billion and $35.2 billion, respectively, a decrease of $4.1 billion and $3.1 billion from 2010, respectively. Assets held by these entities are of equivalent credit quality to our on-book assets. We monitor the underlying credit quality in accordance with our role as servicer and apply rigorous controls to the execution of securitization transactions. With the exception of credit and liquidity support discussed below, investors in these entities have recourse only to the underlying assets.

(69)

At December 31, 2011, investments in unconsolidated VIEs, including our noncontrolling interest in PTL, were $16.5 billion, an increase of $3.9 billion from 2010, primarily related to an increase of $2.1 billion in an investment in asset-backed securities issued by a senior secured loan fund and $1.2 billion in PTL. In addition to our existing investments, we have contractual obligations to fund additional investments in the unconsolidated VIEs to fund new asset origination. At December 31, 2011, these contractual obligations were $4.3 billion, a decrease of $0.7 billion from 2010.

We do not have implicit support arrangements with any VIE. We did not provide non-contractual support for previously transferred financing receivables to any VIE in either 2011 or 2010.

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

(70)

Revenue recognition on long-term product services agreements requires estimates of profits over the multiple-year terms of such agreements, considering factors such as the frequency and extent of future monitoring, maintenance and overhaul events; the amount of personnel, spare parts and other resources required to perform the services; and future billing rate and cost changes. We routinely review estimates under product services agreements and regularly revise them to adjust for changes in outlook. We also regularly assess customer credit risk inherent in the carrying amounts of receivables and contract costs and estimated earnings, including the risk that contractual penalties may not be sufficient to offset our accumulated investment in the event of customer termination. We gain insight into future utilization and cost trends, as well as credit risk, through our knowledge of the installed base of equipment and the close interaction with our customers that comes with supplying critical services and parts over extended periods. Revisions that affect a product services agreement’s total estimated profitability result in an adjustment of earnings; such adjustments increased earnings by $0.4 billion in 2011, decreased earnings by $0.2 billion in 2010 and increased earnings by $0.2 billion in 2009. We provide for probable losses when they become evident.

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

(71)

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

We recognized impairment losses on our operating lease portfolio of commercial aircraft of $0.3 billion and $0.4 billion in 2011 and 2010, respectively. Provisions for losses on financing receivables related to commercial aircraft were an insignificant amount for both 2011 and 2010.

Further information on impairment losses and our exposure to the commercial aviation industry is provided in the Operations – Overview section of this Item and in Notes 7 and 25 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Real Estate. We review the estimated value of our commercial real estate investments at least annually, or more frequently as conditions warrant. The cash flow estimates used for both estimating value and the recoverability analysis are inherently judgmental, and reflect current and projected lease profiles, available industry information about expected trends in rental, occupancy and capitalization rates and expected business plans, which include our estimated holding period for the asset. Our portfolio is diversified, both geographically and by asset type. However, the global real estate market is subject to periodic cycles that can cause significant fluctuations in market values. Based on the most recent valuation estimates available, the carrying value of our Real Estate investments exceeded their estimated value by about $2.6 billion. Commercial real estate valuations in 2011 showed signs of improved stability and liquidity in certain markets, primarily in the U.S.; however, the pace of improvement varies significantly by asset class and market. Accordingly, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in the estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. When we recognize an impairment, the impairment is measured using the estimated fair value of the underlying asset, which is based upon cash flow estimates that reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rents and occupancy and is corroborated by external appraisals. During 2011, Real Estate recognized pre-tax impairments of $1.2 billion in its real estate held for investment, as compared to $2.3 billion in 2010. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized. Furthermore, significant judgment and uncertainty related to forecasted valuation trends, especially in illiquid markets, results in inherent imprecision in real estate value estimates. Further information is provided in the Global Risk Management and the All other assets sections of this Item and in Note 9 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

(73)

Accumulated and projected benefit obligations are measured as the present value of expected payments. We discount those cash payments using the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension expense.

Our discount rates for principal pension plans at December 31, 2011, 2010 and 2009 were 4.21%, 5.28% and 5.78%, respectively, reflecting market interest rates.

To determine the expected long-term rate of return on pension plan assets, we consider current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future long-term return expectations for our principal benefit plans’ assets, we formulate views on the future economic environment, both in the U.S. and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields and spreads, using both internal and external sources. We also take into account expected volatility by asset class and diversification across classes to determine expected overall portfolio results given current and expected allocations. Asset earnings in our principal pension plans were flat in 2011, and had average annual earnings of 4.7%, 6.7% and 8.7% per year in the 10-, 15- and 25-year periods ended December 31, 2011, respectively. These average historical returns were significantly affected by investment losses in 2008. Based on our analysis of future expectations of asset performance, past return results, and our current and expected asset allocations, we have assumed an 8.0% long-term expected return on those assets for cost recognition in 2012 compared to 8.0% in 2011 and 8.5% in both 2010 and 2009.

Changes in key assumptions for our principal pension plans would have the following effects.

•
Discount rate – A 25 basis point increase in discount rate would decrease pension cost in the following year by $0.2 billion and would decrease the pension benefit obligation at year-end by about $1.9 billion.

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

(74)

Income Taxes. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rate on our global operations. In addition to local country tax laws and regulations, this rate depends on the extent earnings are indefinitely reinvested outside the United States. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the Company. At December 31, 2011 and 2010, $102 billion and $94 billion of earnings, respectively, have been indefinitely reinvested outside the United States. Most of these earnings have been reinvested in active non-U.S. business operations, and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. We use our historical experience and our short and long-range business forecasts to provide insight. Further, our global and diversified business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. Amounts recorded for deferred tax assets related to non-U.S. net operating losses, net of valuation allowances, were $4.8 billion and $4.4 billion at December 31, 2011 and 2010, respectively, including $0.9 billion and $1.0 billion at December 31, 2011 and 2010, respectively, of deferred tax assets, net of valuation allowances, associated with losses reported in discontinued operations, primarily related to our loss on the sale of GE Money Japan. Such year-end 2011 amounts are expected to be fully recoverable within the applicable statutory expiration periods. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

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

At December 31, 2011, derivative assets and liabilities were $10.0 billion and $0.7 billion, respectively. Further information about our use of derivatives is provided in Notes 1, 9, 21 and 22 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low-end of such range. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. When a loss is probable but a reasonable estimate cannot be made, disclosure is provided.

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

(76)

Other Information

New Accounting Standards

In June 2011, the FASB issued amendments to existing standards for reporting comprehensive income.  Accounting Standards Update (ASU) 2011-05 rescinds the requirement to present a Consolidated Statement of Changes in Share Owners’ Equity and introduces a new statement, the Consolidated Statement of Comprehensive Income.  The new statement begins with net income and adds or deducts other recognized changes in assets and liabilities that are not included in net earnings under GAAP.  For example, unrealized changes in currency translation adjustments are included in the measure of comprehensive income but are excluded from net earnings. The amendments are effective for our first quarter 2012 financial statements.  The amendments affect only the display of those components of equity categorized as other comprehensive income and do not change existing recognition and measurement requirements that determine net earnings.

In May 2011, the FASB issued amendments to existing standards for fair value measurement and disclosure, which are effective in the first quarter of 2012. The amendments clarify or change the application of existing fair value measurements, including: that the highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets; that a reporting entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds that instrument as an asset; to permit an entity to measure the fair value of certain financial instruments on a net basis rather than based on its gross exposure when the reporting entity manages its financial instruments on the basis of such net exposure; that in the absence of a Level 1 input, a reporting entity should apply premiums and discounts when market participants would do so when pricing the asset or liability consistent with the unit of account; and that premiums and discounts related to size as a characteristic of the reporting entity’s holding are not permitted in a fair value measurement. The impact of adopting these amendments is expected to be immaterial to the financial statements.

Research and Development

GE-funded research and development expenditures were $4.6 billion, $3.9 billion and $3.3 billion in 2011, 2010 and 2009, respectively. In addition, research and development funding from customers, principally the U.S. government, totaled $0.8 billion, $1.0 billion and $1.1 billion in 2011, 2010 and 2009, respectively. Aviation accounts for the largest share of GE’s research and development expenditures with funding from both GE and customer funds. Energy Infrastructure’s Energy business and Healthcare also made significant expenditures funded primarily by GE.

Orders and Backlog

GE Infrastructure equipment orders increased 24% to $50.1 billion at December 31, 2011. Total GE Infrastructure backlog increased 14% to $200.2 billion at December 31, 2011, composed of equipment backlog of $52.7 billion and services backlog of $147.5 billion. Orders constituting backlog may be cancelled or deferred by customers, subject in certain cases to penalties. See the Segment Operations section of this Item for further information.

(77)

Supplemental Information

Financial Measures that Supplement Generally Accepted Accounting Principles

We sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under U.S. Securities and Exchange Commission rules. Specifically, we have referred, in various sections of this Form 10-K Report, to:

•	Industrial cash flow from operating activities (Industrial CFOA)

•	Operating earnings, operating EPS and operating EPS excluding the effects of the preferred stock redemption

•	Operating and non-operating pension costs (income)

•	Average GE shareowners’ equity, excluding effects of discontinued operations

•	Ratio of debt to equity at GECS, net of cash and equivalents and with classification of hybrid debt as equity

•	GE Capital ending net investment (ENI), excluding cash and equivalents

•
GE pre-tax earnings from continuing operations, excluding GECS earnings from continuing operations, the corresponding effective tax rates and the reconciliation of the U.S. federal statutory rate to those effective tax rates

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

Industrial Cash Flow from Operating Activities (Industrial CFOA)
(In millions)	2011	2010	2009	2008	2007

Cash from GE's operating
activities, as reported	$12,057	$14,746	$16,405	$19,138	$23,301
Less dividends from GECS	–	–	–	2,351	7,291
Cash from GE's operating
activities, excluding dividends
from GECS (Industrial CFOA)	$12,057	$14,746	$16,405	$16,787	$16,010

(78)

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

(79)

Operating Earnings, Operating EPS and Operating EPS Excluding the Effects of the Preferred Stock Redemption
(In millions; except earnings per share)	2011	2010	V%

Earnings from continuing operations attributable to GE	$14,074	$12,517	12%
Less: Non-operating pension costs (income), net of tax	688	(204)
Operating earnings	$14,762	$12,313	20%

Earnings per share – diluted(a)
Continuing earnings per share	$1.23	$1.14	8%
Less: Non-operating pension costs (income), net of tax	0.06	(0.02)
Operating earnings per share	1.29	1.12	15%

Less: Effects of the preferred stock redemption	0.08	–
Operating EPS excluding the effects of the preferred stock
redemption	$1.37	$1.12	22%

(a)	Earnings-per-share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.

Operating earnings excludes non-service related pension costs of our principal pension plans comprising interest cost, expected return on plan assets and amortization of actuarial gains/losses.  The service cost and prior service cost components of our principal pension plans are included in operating earnings.  We believe that these components of pension cost better reflect the ongoing service-related costs of providing pension benefits to our employees.  As such, we believe that our measure of operating earnings provides management and investors with a useful measure of the operational results of our business. Other components of GAAP pension cost are mainly driven by market performance, and we manage these separately from the operational performance of our businesses.  Neither GAAP nor operating pension costs are necessarily indicative of the current or future cash flow requirements related to our pension plan.  We also believe that this measure, considered along with the corresponding GAAP measure, provides management and investors with additional information for comparison of our operating results to the operating results of other companies. We also believe that operating EPS excluding the effects of the $0.8 billion preferred dividend related to the redemption of our preferred stock (calculated as the difference between the carrying value and the redemption value of the preferred stock) is a meaningful measure because it increases the comparability of period-to-period results.

Operating and Non-Operating Pension Costs (Income)
(In millions)	2011	2010	2009

Service cost for benefits earned	$1,195	$1,149	$1,609
Prior service cost amortization	194	238	426
Operating pension costs	1,389	1,387	2,035

Expected return on plan assets	(3,940)	(4,344)	(4,505)
Interest cost on benefit obligations	2,662	2,693	2,669
Net actuarial loss amortization	2,335	1,336	348
Non-operating pension costs (income)	1,057	(315)	(1,488)

Total principal pension plans costs	$2,446	$1,072	$547

(80)

We have provided the operating and non-operating components of cost for our principal pension plans. Operating pension costs comprise the service cost of benefits earned and prior service cost amortization for our principal pension plans. Non-operating pension costs (income) comprise the expected return on plan assets, interest cost on benefit obligations and net actuarial loss amortization for our principal pension plans. We believe that the operating components of pension costs better reflects the ongoing service-related costs of providing pension benefits to our employees. We believe that the operating and non-operating components of cost for our principal pension plans, considered along with the corresponding GAAP measure, provide management and investors with additional information for comparison of our pension plan costs and operating results with the pension plan costs and operating results of other companies.

Average GE Shareowners' Equity, Excluding Effects of Discontinued Operations(a)
December 31 (In millions)	2011	2010	2009	2008	2007

Average GE shareowners’
equity(b)	$122,289	$116,179	$110,535	$113,387	$113,842
Less the effects of the
average net investment in
discontinued operations	4,340	13,137	17,092	8,859	12,830
Average GE shareowners’
equity, excluding effects of
discontinued operations(a)	$117,949	$103,042	$93,443	$104,528	$101,012

(a)	Used for computing return on average GE shareowners’ equity and return on average total capital invested (ROTC).
(b)	On an annual basis, calculated using a five-point average.

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
December 31 (Dollars in millions)	2011	2010	2009

GECS debt	$443,097	$470,520	$493,324
Less cash and equivalents	76,702	60,257	62,575
Less hybrid debt	7,725	7,725	7,725
	$358,670	$402,538	$423,024

GECS equity	$77,110	$68,984	$70,833
Plus hybrid debt	7,725	7,725	7,725
	$84,835	$76,709	$78,558

Ratio	4.23:1	5.25:1	5.39:1

(81)

We have provided the GECS ratio of debt to equity on a basis that reflects the use of cash and equivalents to reduce debt, and with long-term debt due in 2066 and 2067 classified as equity. We believe that this is a useful comparison to a GAAP-based ratio of debt to equity because cash balances may be used to reduce debt and because this long-term debt has equity-like characteristics. The usefulness of this supplemental measure may be limited, however, as the total amount of cash and equivalents at any point in time may be different than the amount that could practically be applied to reduce outstanding debt, and it may not be advantageous or practical to replace certain long-term debt with equity. In the first quarter of 2009, GE made a $9.5 billion payment to GECS (of which $8.8 billion was further contributed to GECC through capital contribution and share issuance). Despite these potential limitations, we believe that this measure, considered along with the corresponding GAAP measure, provides investors with additional information that may be more comparable to other financial institutions and businesses.

GE Capital Ending Net Investment (ENI), Excluding Cash and Equivalents
	December 31,	January 1,
(In billions)	2011	2010(a)

GECC total assets	$553.7	$653.6
Less assets of discontinued operations	1.1	15.1
Less non-interest bearing liabilities	32.3	50.3
GE Capital ENI	520.3	588.2
Less cash and equivalents	75.7	61.9
GE Capital ENI, excluding cash and equivalents	$444.6	$526.3

(a)	As originally reported.

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
(Dollars in millions)	2011	2010	2009

GE earnings from continuing operations before income taxes	$19,078	$15,060	$13,730
Less GECS earnings from continuing operations	6,432	3,023	1,177
Total	$12,646	$12,037	$12,553

GE provision for income taxes	$4,839	$2,024	$2,739
GE effective tax rate, excluding GECS earnings	38.3%	16.8%	21.8%

(82)

Reconciliation of U.S. Federal Statutory Income Tax Rate to GE Effective Tax Rate, Excluding GECS Earnings
	2011	2010	2009

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Reduction in rate resulting from
Tax on global activities including exports	(7.9)	(13.5)	(12.0)
U.S. business credits	(2.3)	(2.8)	(1.1)
NBCU gain	14.9	–	–
All other – net	(1.4)	(1.9)	(0.1)
	3.3	(18.2)	(13.2)
GE effective tax rate, excluding GECS earnings	38.3%	16.8%	21.8%

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

(83)

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

Comprehensive income The sum of Net Income and Other Comprehensive Income.  See “Other Comprehensive Income”.

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

(84)

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

Other Comprehensive Income Changes in assets and liabilities that do not result from transactions with shareowners and are not included in net income but are recognized in a separate component of shareowners’ equity.  Other Comprehensive Income includes the following components:
-	Investment securities – Unrealized gains and losses on securities classified as available-for-sale.

(85)

-	Currency translation adjustments – The result of translating into U.S. dollars those amounts denominated or measured in a different currency.
-
Cash flow hedges – The effective portion of the fair value of cash flow hedges. Such hedges relate to an exposure to variability in the cash flows of recognized assets, liabilities or forecasted transactions that are attributable to a specific risk.

-	Benefit plans – Unamortized prior service costs and net actuarial losses (gains) related to pension and retiree health and life benefits.
-	Reclassification adjustments – Amounts previously recognized in Other Comprehensive Income that are included in net income in the current period.

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

Product services agreements Contractual commitments, with multiple-year terms, to provide specified services for products in our Energy Infrastructure, Aviation and Transportation installed base – for example, monitoring, maintenance, service and spare parts for a gas turbine/generator set installed in a customer’s power plant.

Productivity The rate of increased output for a given level of input, with both output and input measured in constant currency.

Progress collections Payments received from customers as deposits before the associated work is performed or product is delivered.

Qualified special purpose entities (QSPEs) A type of variable interest entity whose activities are significantly limited and entirely specified in the legal documents that established it. There also are significant limitations on the types of assets and derivative instruments such entities may hold and the types and extent of activities and decision-making they may engage in.

Retained interest A portion of a transferred financial asset retained by the transferor that provides rights to receive portions of the cash inflows from that asset.

Return on average GE shareowners’ equity Earnings from continuing operations before accounting changes divided by average GE shareowners’ equity, excluding effects of discontinued operations (on an annual basis, calculated using a five-point average). Average GE shareowners’ equity, excluding effects of discontinued operations, as of the end of each of the years in the five-year period ended December 31, 2011, is described in the Supplemental Information section.

Return on average total capital invested For GE, earnings from continuing operations before accounting changes plus the sum of after-tax interest and other financial charges and noncontrolling interests, divided by the sum of the averages of total shareowners’ equity (excluding effects of discontinued operations), borrowings, mandatorily redeemable preferred stock and noncontrolling interests (on an annual basis, calculated using a five-point average). Average total shareowners’ equity, excluding effects of discontinued operations as of the end of each of the years in the five-year period ended December 31, 2011, is described in the Supplemental Information section.

(86)

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

Subprime For purposes of Consumer related discussion, subprime includes consumer finance products like mortgage, auto, cards, sales finance and personal loans to U.S. and global borrowers whose credit score implies a higher probability of default based upon GECC's proprietary scoring models and definitions, which add various qualitative and quantitative factors to a base credit score such as a FICO score or global bureau score. Although, FICO and global bureau credit scores are a widely accepted rating of individual consumer creditworthiness, the internally modeled scores are more reflective of the behavior and default risks in the portfolio compared to stand-alone generic bureau scores.

Turnover Broadly based on the number of times that working capital is replaced during a year. Current receivables turnover is total sales divided by the five-point average balance of GE current receivables. Inventory turnover is total sales divided by a five-point average balance of inventories. See “Working capital.”

Variable interest entity An entity that must be consolidated by its primary beneficiary, the party that holds a controlling financial interest. A variable interest entity has one or both of the following characteristics: (1) its equity at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) as a group, the equity investors lack one or more of the following characteristics: (a) the power to direct the activities that most significantly affect the economic performance of the entity, (b) obligation to absorb expected losses, or (c) right to receive expected residual returns.

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

Item 8. Financial Statements and Supplementary Data.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2011, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. Their report follows.

/s/ Jeffrey R. Immelt	/s/ Keith S. Sherin
Jeffrey R. Immelt	Keith S. Sherin
Chairman of the Board and Chief Executive Officer February 24, 2012	Vice Chairman and Chief Financial Officer

(87)

Report of Independent Registered Public Accounting Firm

To Shareowners and Board of Directors
of General Electric Company:

We have audited the accompanying statement of financial position of General Electric Company and consolidated affiliates (“GE”) as of December 31, 2011 and 2010, and the related statements of earnings, changes in shareowners’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited GE’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). GE management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on GE’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements appearing on pages 91, 93, 94, 96 and 98-192 and the Summary of Operating Segments table on page 38 present fairly, in all material respects, the financial position of GE as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, GE maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by COSO.

(88)

As discussed in Note 1 to the consolidated financial statements, GE, in 2010, changed its method of accounting for consolidation of variable interest entities; and, in 2009, changed its method of accounting for impairment of debt securities, business combinations and noncontrolling interests.

Our audits of GE’s consolidated financial statements were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The accompanying consolidating information appearing on pages 92, 95 and 97 is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations and cash flows of the individual entities. The consolidating information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

/s/ KPMG LLP

Stamford, Connecticut
February 24, 2012

(89)

Audited Financial Statements and Notes

Statement of Earnings		91
Consolidated Statement of Changes in Shareowners’ Equity		93
Statement of Financial Position		94
Statement of Cash Flows		96
Notes to Consolidated Financial Statements
1	Summary of Significant Accounting Policies	98
2	Assets and Liabilities of Businesses Held for Sale and Discontinued Operations	110
3	Investment Securities	116
4	Current Receivables	120
5	Inventories	120
6	GECS Financing Receivables and Allowances for Losses on Financing Receivables	121
7	Property, Plant and Equipment	127
8	Goodwill and Other Intangible Assets	128
9	All Other Assets	132
10	Borrowings and Bank Deposits	133
11	GECS Investment Contracts, Insurance Liabilities and Insurance Annuity Benefits	135
12	Postretirement Benefit Plans	135
13	All Other Liabilities	146
14	Income Taxes	147
15	Shareowners' Equity	151
16	Other Stock-related Information	153
17	Other Income	157
18	GECS Revenues from Services	158
19	Supplemental Cost Information	158
20	Earnings Per Share Information	159
21	Fair Value Measurements	160
22	Financial Instruments	165
23	Supplemental Information About the Credit Quality of Financing Receivables
	and Allowance for Losses on Financing Receivables	170
24	Variable Interest Entities	181
25	Commitments and Guarantees	185
26	Supplemental Cash Flows Information	186
27	Intercompany Transactions	188
28	Operating Segments	188
29	Quarterly Information (unaudited)	192

(90)

Statement of Earnings
	General Electric Company
	and consolidated affiliates
For the years ended December 31 (In millions; per-share amounts in dollars)	2011	2010	2009

Revenues
Sales of goods	$66,875	$60,812	$65,067
Sales of services	27,648	39,625	38,710
Other income (Note 17)	5,063	1,151	1,006
GECS earnings from continuing operations	–	–	–
GECS revenues from services (Note 18)	47,714	48,005	49,655
Total revenues	147,300	149,593	154,438

Costs and expenses (Note 19)
Cost of goods sold	51,455	46,005	50,580
Cost of services sold	16,823	25,708	25,341
Interest and other financial charges	14,545	15,553	17,697
Investment contracts, insurance losses and
insurance annuity benefits	2,912	3,012	3,017
Provision for losses on financing
receivables (Notes 6 and 23)	4,083	7,176	10,585
Other costs and expenses	37,384	38,054	37,354
Total costs and expenses	127,202	135,508	144,574

Earnings (loss) from continuing operations
before income taxes	20,098	14,085	9,864
Benefit (provision) for income taxes (Note 14)	(5,732)	(1,033)	1,142
Earnings from continuing operations	14,366	13,052	11,006
Earnings (loss) from discontinued operations,
net of taxes (Note 2)	77	(873)	219
Net earnings	14,443	12,179	11,225
Less net earnings attributable to
noncontrolling interests	292	535	200
Net earnings attributable to the Company	14,151	11,644	11,025
Preferred stock dividends declared	(1,031)	(300)	(300)
Net earnings attributable to GE common
shareowners	$13,120	$11,344	$10,725

Amounts attributable to the Company
Earnings from continuing operations	$14,074	$12,517	$10,806
Earnings (loss) from discontinued operations,
net of taxes	77	(873)	219
Net earnings attributable to the Company	$14,151	$11,644	$11,025

Per-share amounts (Note 20)
Earnings from continuing operations
Diluted earnings per share	$1.23	$1.14	$0.99
Basic earnings per share	1.23	1.14	0.99

Net earnings
Diluted earnings per share	1.23	1.06	1.01
Basic earnings per share	1.24	1.06	1.01

Dividends declared per share	0.61	0.46	0.61

 See Note 3 for other-than-temporary impairment amounts.

See accompanying notes.

(91)

Statement of Earnings (Continued)
For the years ended December 31	GE(a)			GECS
(In millions; per-share amounts in dollars)	2011	2010	2009	2011	2010	2009

Revenues
Sales of goods	$67,012	$60,345	$64,211	$148	$533	$970
Sales of services	28,024	39,875	39,246	–	–	–
Other income (Note 17)	5,269	1,285	1,179	–	–	–
GECS earnings from continuing operations	6,432	3,023	1,177	–	–	–
GECS revenues from services (Note 18)	–	–	–	48,933	49,348	50,848
Total revenues	106,737	104,528	105,813	49,081	49,881	51,818

Costs and expenses (Note 19)
Cost of goods sold	51,605	45,570	49,886	135	501	808
Cost of services sold	17,199	25,958	25,878	–	–	–
Interest and other financial charges	1,299	1,600	1,478	13,883	14,526	16,870
Investment contracts, insurance losses and
insurance annuity benefits	–	–	–	3,059	3,197	3,193
Provision for losses on financing
receivables (Notes 6 and 23)	–	–	–	4,083	7,176	10,585
Other costs and expenses	17,556	16,340	14,841	20,469	22,433	23,051
Total costs and expenses	87,659	89,468	92,083	41,629	47,833	54,507

Earnings (loss) from continuing operations
before income taxes	19,078	15,060	13,730	7,452	2,048	(2,689)
Benefit (provision) for income taxes (Note 14)	(4,839)	(2,024)	(2,739)	(893)	991	3,881
Earnings from continuing operations	14,239	13,036	10,991	6,559	3,039	1,192
Earnings (loss) from discontinued operations,
net of taxes (Note 2)	77	(873)	219	78	(868)	238
Net earnings	14,316	12,163	11,210	6,637	2,171	1,430
Less net earnings attributable to
noncontrolling interests	165	519	185	127	16	15
Net earnings attributable to the Company	14,151	11,644	11,025	6,510	2,155	1,415
Preferred stock dividends declared	(1,031)	(300)	(300)	–	–	–
Net earnings attributable to GE common
shareowners	$13,120	$11,344	$10,725	$6,510	$2,155	$1,415

Amounts attributable to the Company
Earnings from continuing operations	$14,074	$12,517	$10,806	$6,432	$3,023	$1,177
Earnings (loss) from discontinued operations,
net of taxes	77	(873)	219	78	(868)	238
Net earnings attributable to the Company	$14,151	$11,644	$11,025	$6,510	$2,155	$1,415

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis See Note 1.

In the consolidating data on this page, "GE" means the basis of consolidation as described in Note 1 to the consolidated financial statements; "GECS" means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Separate information is shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "General Electric Company and consolidated affiliates" columns on the prior page.

(92)

Consolidated Statement of Changes in Shareowners' Equity
(In millions)	2011	2010	2009

Changes in shareowners’ equity (Note 15)
GE shareowners' equity balance at January 1	$118,936	$117,291	$104,665
Dividends and other transactions with shareowners	(10,530)	(5,701)	(5,049)
Other comprehensive income (loss)
Investment securities – net	606	16	2,659
Currency translation adjustments – net	219	(3,874)	4,135
Cash flow hedges – net	104	454	1,598
Benefit plans – net	(7,048)	1,079	(1,804)
Total other comprehensive income (loss)	(6,119)	(2,325)	6,588
Increases from net earnings attributable to the Company	14,151	11,644	11,025
Comprehensive income (loss)	8,032	9,319	17,613
Cumulative effect of changes in accounting principles(a)	–	(1,973)	62
Balance at December 31	116,438	118,936	117,291
Noncontrolling interests(b)	1,696	5,262	7,845
Total equity balance at December 31	$118,134	$124,198	$125,136

(a)
On January 1, 2010, we adopted amendments to Accounting Standards Codification (ASC) 860, Transfers and Servicing and ASC 810, Consolidation, and recorded a cumulative effect adjustment. See Notes 15 and 24. We adopted amendments to ASC 320, Investments - Debt and Equity Securities, and recorded a cumulative effect adjustment to increase retained earnings as of April 1, 2009. See Notes 3 and 15.

(b)	See Note 15 for further information about the changes in noncontrolling interests.

See accompanying notes.

(93)

Statement of Financial Position
	General Electric Company
	and consolidated affiliates
At December 31 (In millions, except share amounts)	2011	2010

Assets
Cash and equivalents	$84,501	$78,943
Investment securities (Note 3)	47,374	43,938
Current receivables (Note 4)	19,531	18,621
Inventories (Note 5)	13,792	11,526
Financing receivables – net (Notes 6 and 23)	280,378	303,012
Other GECS receivables	7,561	7,571
Property, plant and equipment – net (Note 7)	65,739	66,212
Investment in GECS	–	–
Goodwill (Note 8)	72,625	64,388
Other intangible assets – net (Note 8)	12,068	9,971
All other assets (Note 9)	111,707	94,299
Assets of businesses held for sale (Note 2)	711	36,887
Assets of discontinued operations (Note 2)	1,255	12,425
Total assets(a)	$717,242	$747,793

Liabilities and equity
Short-term borrowings (Note 10)	$137,611	$117,959
Accounts payable, principally trade accounts	16,400	14,656
Progress collections and price adjustments
accrued	10,402	11,142
Dividends payable	1,797	1,563
Other GE current liabilities	14,796	11,396
Non-recourse borrowings of consolidated
securitization entities (Note 10)	29,258	30,018
Bank deposits (Note 10)	43,115	37,298
Long-term borrowings (Note 10)	243,459	293,323
Investment contracts, insurance liabilities
and insurance annuity benefits (Note 11)	29,774	29,582
All other liabilities (Note 13)	70,647	55,271
Deferred income taxes (Note 14)	(131)	2,753
Liabilities of businesses held for sale (Note 2)	345	16,047
Liabilities of discontinued operations (Note 2)	1,635	2,587
Total liabilities(a)	599,108	623,595

Preferred stock (0 and 30,000 shares outstanding at
year-end 2011 and 2010, respectively)	–	–
Common stock (10,573,017,000 and 10,615,376,000
shares outstanding at year-end 2011 and
2010, respectively)	702	702
Accumulated other comprehensive income – net(b)
Investment securities	(30)	(636)
Currency translation adjustments	133	(86)
Cash flow hedges	(1,176)	(1,280)
Benefit plans	(22,901)	(15,853)
Other capital	33,693	36,890
Retained earnings	137,786	131,137
Less common stock held in treasury	(31,769)	(31,938)

Total GE shareowners’ equity	116,438	118,936
Noncontrolling interests(c)	1,696	5,262
Total equity (Notes 15 and 16)	118,134	124,198

Total liabilities and equity	$717,242	$747,793

(a)
Our consolidated assets at December 31, 2011 include total assets of $45,514 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets include net financing receivables of $37,120 million and investment securities of $5,320 million. Our consolidated liabilities at December 31, 2011 include liabilities of certain VIEs for which the VIE creditors do not have recourse to GE. These liabilities include non-recourse borrowings of consolidated securitization entities (CSEs) of $28,758 million. See Note 24.

(b)	The sum of accumulated other comprehensive income - net was $(23,974) million and $(17,855) million at December 31, 2011 and 2010, respectively.

(c)	Included accumulated other comprehensive income - net attributable to noncontrolling interests of $(168) million and $(153) million at December 31, 2011 and 2010, respectively.

See accompanying notes.

(94)

Statement of Financial Position (Continued)

	GE(a)		GECS
At December 31 (In millions, except share amounts)	2011	2010	2011	2010

Assets
Cash and equivalents	$8,382	$19,241	$76,702	$60,257
Investment securities (Note 3)	18	19	47,359	43,921
Current receivables (Note 4)	11,807	10,383	–	–
Inventories (Note 5)	13,741	11,460	51	66
Financing receivables – net (Notes 6 and 23)	–	–	289,307	312,234
Other GECS receivables	–	–	13,390	12,919
Property, plant and equipment – net (Note 7)	14,283	12,444	51,419	53,768
Investment in GECS	77,110	68,984	–	–
Goodwill (Note 8)	45,395	36,880	27,230	27,508
Other intangible assets – net (Note 8)	10,522	8,088	1,546	1,883
All other assets (Note 9)	36,675	17,454	75,618	77,197
Assets of businesses held for sale (Note 2)	–	33,760	711	3,127
Assets of discontinued operations (Note 2)	52	50	1,203	12,375
Total assets	$217,985	$218,763	$584,536	$605,255

Liabilities and equity
Short-term borrowings (Note 10)	$2,184	$456	$136,333	$118,797
Accounts payable, principally trade accounts	14,209	11,620	7,239	7,035
Progress collections and price adjustments
accrued	11,349	11,841	–	–
Dividends payable	1,797	1,563	–	–
Other GE current liabilities	14,796	11,396	–	–
Non-recourse borrowings of consolidated
securitization entities (Note 10)	–	–	29,258	30,018
Bank deposits (Note 10)	–	–	43,115	37,298
Long-term borrowings (Note 10)	9,405	9,656	234,391	284,407
Investment contracts, insurance liabilities
and insurance annuity benefits (Note 11)	–	–	30,198	29,993
All other liabilities (Note 13)	53,826	37,815	17,328	17,554
Deferred income taxes (Note 14)	(7,183)	(4,237)	7,052	6,990
Liabilities of businesses held for sale (Note 2)	–	15,455	345	592
Liabilities of discontinued operations (Note 2)	158	164	1,477	2,423
Total liabilities	100,541	95,729	506,736	535,107

Preferred stock (0 and 30,000 shares outstanding at
year-end 2011 and 2010, respectively)	–	–	–	–
Common stock (10,573,017,000 and 10,615,376,000
shares outstanding at year-end 2011 and
2010, respectively)	702	702	1	1
Accumulated other comprehensive income – net
Investment securities	(30)	(636)	(33)	(639)
Currency translation adjustments	133	(86)	(399)	(1,411)
Cash flow hedges	(1,176)	(1,280)	(1,101)	(1,281)
Benefit plans	(22,901)	(15,853)	(563)	(380)
Other capital	33,693	36,890	27,627	27,626
Retained earnings	137,786	131,137	51,578	45,068
Less common stock held in treasury	(31,769)	(31,938)	–	–

Total GE shareowners’ equity	116,438	118,936	77,110	68,984
Noncontrolling interests	1,006	4,098	690	1,164
Total equity (Notes 15 and 16)	117,444	123,034	77,800	70,148

Total liabilities and equity	$217,985	$218,763	$584,536	$605,255

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis. See Note 1.

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

(95)

Statement of Cash Flows
	General Electric Company and consolidated affiliates
For the years ended December 31 (In millions)	2011	2010	2009
Cash flows – operating activities
Net earnings	$14,443	$12,179	$11,225
Less net earnings attributable to noncontrolling interests	292	535	200
Net earnings attributable to the Company	14,151	11,644	11,025
(Earnings) loss from discontinued operations	(77)	873	(219)
Adjustments to reconcile net earnings attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property,
plant and equipment	9,185	9,786	10,617
Earnings from continuing operations retained by GECS	–	–	–
Deferred income taxes	(203)	930	(2,778)
Decrease (increase) in GE current receivables	(466)	(126)	3,273
Decrease (increase) in inventories	(1,168)	342	1,101
Increase (decrease) in accounts payable	1,235	883	(464)
Increase (decrease) in GE progress collections	(1,394)	(1,177)	(500)
Provision for losses on GECS financing receivables	4,083	7,176	10,585
All other operating activities	7,255	5,925	(9,828)
Cash from (used for) operating activities – continuing
operations	32,601	36,256	22,812
Cash from (used for) operating activities – discontinued
operations	758	(132)	1,605
Cash from (used for) operating activities	33,359	36,124	24,417

Cash flows – investing activities
Additions to property, plant and equipment	(12,650)	(9,800)	(8,636)
Dispositions of property, plant and equipment	5,896	7,208	6,479
Net decrease (increase) in GECS financing receivables	14,652	21,773	36,665
Proceeds from sales of discontinued operations	8,950	2,510	–
Proceeds from principal business dispositions	8,877	3,062	9,978
Payments for principal businesses purchased	(11,202)	(1,212)	(7,842)
Capital contribution from GE to GECS	–	–	–
All other investing activities	6,094	10,249	3,758
Cash from (used for) investing activities – continuing
operations	20,617	33,790	40,402
Cash from (used for) investing activities – discontinued
operations	(735)	(1,354)	1,976
Cash from (used for) investing activities	19,882	32,436	42,378

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	5,951	(1,228)	(26,114)
Net increase (decrease) in bank deposits	6,748	4,603	(3,784)
Newly issued debt (maturities longer than 90 days)	43,847	47,643	82,846
Repayments and other reductions (maturities longer
than 90 days)	(85,706)	(99,933)	(83,290)
Repayment of preferred stock	(3,300)	–	–
Net dispositions (purchases) of GE shares for treasury	(1,456)	(1,263)	623
Dividends paid to shareowners	(6,458)	(4,790)	(8,986)
Capital contribution from GE to GECS	–	–	–
Purchases of subsidiary shares from noncontrolling interests	(4,578)	(2,633)	–
All other financing activities	(1,867)	(3,648)	(3,204)
Cash from (used for) financing activities – continuing
operations	(46,819)	(61,249)	(41,909)
Cash from (used for) financing activities – discontinued
operations	(44)	(337)	(1,604)
Cash from (used for) financing activities	(46,863)	(61,586)	(43,513)
Effect of exchange rate changes on cash and equivalents	(841)	(333)	795
Increase (decrease) in cash and equivalents	5,537	6,641	24,077
Cash and equivalents at beginning of year	79,085	72,444	48,367
Cash and equivalents at end of year	84,622	79,085	72,444
Less cash and equivalents of discontinued operations
at end of year	121	142	1,965
Cash and equivalents of continuing operations
at end of year	$84,501	$78,943	$70,479
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(15,571)	$(17,132)	$(19,601)
Cash recovered (paid) during the year for income taxes	(2,919)	(2,671)	(2,535)

See accompanying notes.

(96)

Statement of Cash Flows (Continued)
	GE(a)			GECS
For the years ended December 31 (In millions)	2011	2010	2009	2011	2010	2009
Cash flows – operating activities
Net earnings	$14,316	$12,163	$11,210	$6,637	$2,171	$1,430
Less net earnings attributable to noncontrolling interests	165	519	185	127	16	15
Net earnings attributable to the Company	14,151	11,644	11,025	6,510	2,155	1,415
(Earnings) loss from discontinued operations	(77)	873	(219)	(78)	868	(238)
Adjustments to reconcile net earnings attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property,
plant and equipment	2,068	2,034	2,311	7,117	7,752	8,306
Earnings from continuing operations retained by GECS	(6,432)	(3,023)	(1,177)	–	–	–
Deferred income taxes	(327)	(377)	(460)	124	1,307	(2,318)
Decrease (increase) in GE current receivables	(390)	(963)	3,056	–	–	–
Decrease (increase) in inventories	(1,122)	409	1,188	15	5	(6)
Increase (decrease) in accounts payable	1,938	1,052	(918)	50	(116)	(363)
Increase (decrease) in GE progress collections	(1,146)	(1,158)	(257)	–	–	–
Provision for losses on GECS financing receivables	–	–	–	4,083	7,176	10,585
All other operating activities	3,394	4,255	1,856	3,281	2,487	(11,558)
Cash from (used for) operating activities – continuing
operations	12,057	14,746	16,405	21,102	21,634	5,823
Cash from (used for) operating activities – discontinued
operations	–	–	2	758	(132)	1,603
Cash from (used for) operating activities	12,057	14,746	16,407	21,860	21,502	7,426

Cash flows – investing activities
Additions to property, plant and equipment	(2,957)	(2,418)	(2,429)	(9,882)	(7,674)	(6,445)
Dispositions of property, plant and equipment	–	–	–	5,896	7,208	6,479
Net decrease (increase) in GECS financing receivables	–	–	–	14,392	23,061	36,927
Proceeds from sales of discontinued operations	–	–	–	8,950	2,510	–
Proceeds from principal business dispositions	6,254	1,721	890	2,623	1,171	9,088
Payments for principal businesses purchased	(11,152)	(653)	(428)	(50)	(559)	(7,414)
Capital contribution from GE to GECS	–	–	(9,500)	–	–	–
All other investing activities	(384)	(550)	(198)	7,300	9,947	4,592
Cash from (used for) investing activities – continuing
operations	(8,239)	(1,900)	(11,665)	29,229	35,664	43,227
Cash from (used for) investing activities – discontinued
operations	–	–	(2)	(735)	(1,354)	1,978
Cash from (used for) investing activities	(8,239)	(1,900)	(11,667)	28,494	34,310	45,205

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	1,058	(671)	317	4,393	(652)	(27,255)
Net increase (decrease) in bank deposits	–	–	–	6,748	4,603	(3,784)
Newly issued debt (maturities longer than 90 days)	177	9,474	1,883	43,267	37,971	81,073
Repayments and other reductions (maturities longer
than 90 days)	(270)	(2,554)	(1,675)	(85,436)	(97,379)	(81,615)
Repayment of preferred stock	(3,300)	–	–	–	–	–
Net dispositions (purchases) of GE shares for treasury	(1,456)	(1,263)	623	–	–	–
Dividends paid to shareowners	(6,458)	(4,790)	(8,986)	–	–	–
Capital contribution from GE to GECS	–	–	–	–	–	9,500
Purchases of subsidiary shares from noncontrolling
interests	(4,303)	(2,000)	–	(275)	(633)	–
All other financing activities	(75)	(330)	(514)	(1,792)	(3,318)	(2,691)
Cash from (used for) financing activities – continuing
operations	(14,627)	(2,134)	(8,352)	(33,095)	(59,408)	(24,772)
Cash from (used for) financing activities – discontinued
operations	–	–	–	(44)	(337)	(1,604)
Cash from (used for) financing activities	(14,627)	(2,134)	(8,352)	(33,139)	(59,745)	(26,376)
Effect of exchange rate changes on cash and equivalents	(50)	(125)	176	(791)	(208)	619
Increase (decrease) in cash and equivalents	(10,859)	10,587	(3,436)	16,424	(4,141)	26,874
Cash and equivalents at beginning of year	19,241	8,654	12,090	60,399	64,540	37,666
Cash and equivalents at end of year	8,382	19,241	8,654	76,823	60,399	64,540
Less cash and equivalents of discontinued operations
at end of year	–	–	–	121	142	1,965
Cash and equivalents of continuing operations
at end of year	$8,382	$19,241	$8,654	$76,702	$60,257	$62,575
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(553)	$(731)	$(768)	$(15,018)	$(16,401)	$(18,833)
Cash recovered (paid) during the year for income taxes	(2,303)	(2,775)	(3,078)	(616)	104	543

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis. See Note 1.

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

(97)

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

We hold a controlling financial interest in other entities where we currently hold, directly or indirectly, more than 50% of the voting rights or where we exercise control through substantive participating rights or as a general partner.   Where we are a general partner we consider substantive removal rights held by other partners in determining if we hold a controlling financial interest. We reevaluate whether we have a controlling financial interest in these entities when our voting or substantive participating rights change.

Associated companies are unconsolidated VIEs and other entities in which we do not have a controlling financial interest, but over which we have significant influence, most often because we hold a voting interest of 20% to 50%. Associated companies are accounted for as equity method investments.  Results of associated companies are presented on a one-line basis. Investments in, and advances to, associated companies are presented on a one-line basis in the caption “All other assets” in our Statement of Financial Position, net of allowance for losses, that represents our best estimate of probable losses inherent in such assets.

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

Operating Segments – These comprise our six businesses, focused on the broad markets they serve: Energy Infrastructure, Aviation, Healthcare, Transportation, Home & Business Solutions and GE Capital. Prior-period information has been reclassified to be consistent with how we managed our businesses in 2011.

Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations. Certain of our operations have been presented as discontinued. See Note 2.

(98)

On February 22, 2012, we merged our wholly-owned subsidiary, GECS, with and into GECS’ wholly-owned subsidiary, GECC.  The merger simplified our financial services’ corporate structure by consolidating financial services entities and assets within our organization and simplifying Securities and Exchange Commission and regulatory reporting. Upon the merger, GECC became the surviving corporation and assumed all of GECS’ rights and obligations and became wholly-owned directly by General Electric. Our financial services segment, GE Capital, will continue to comprise the continuing operations of GECC, which now includes the run-off insurance operations previously held and managed in GECS. References to GECS, GECC and the GE Capital segment in this Form 10-K Report relate to the entities or segment as they existed during 2011 and do not reflect the February 22, 2012 merger.

The effects of translating to U.S. dollars the financial statements of non-U.S. affiliates whose functional currency is the local currency are included in shareowners’ equity. Asset and liability accounts are translated at year-end exchange rates, while revenues and expenses are translated at average rates for the respective periods.

Preparing financial statements in conformity with U.S. GAAP requires us to make estimates based on assumptions about current, and for some estimates future, economic and market conditions (for example, unemployment, market liquidity, the real estate market, etc.), which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that in 2012 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in future impairments of investment securities, goodwill, intangibles and long-lived assets, incremental losses on financing receivables, establishment of valuation allowances on deferred tax assets and increased tax liabilities.

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

(99)

We recognize revenue on agreements for sales of goods and services under power generation unit and uprate contracts; nuclear fuel assemblies; larger oil drilling equipment projects; aeroderivative unit contracts; military development contracts; locomotive production contracts; and long-term construction projects, using long-term construction and production contract accounting. We estimate total long-term contract revenue net of price concessions as well as total contract costs. For goods sold under power generation unit and uprate contracts, nuclear fuel assemblies, aeroderivative unit contracts, military development contracts and locomotive production contracts, we recognize sales as we complete major contract-specified deliverables, most often when customers receive title to the goods or accept the services as performed. For larger oil drilling equipment projects and long-term construction projects, we recognize sales based on our progress towards contract completion measured by actual costs incurred in relation to our estimate of total expected costs. We measure long-term contract revenues by applying our contract-specific estimated margin rates to incurred costs. We routinely update our estimates of future costs for agreements in process and report any cumulative effects of such adjustments in current operations. We provide for any loss that we expect to incur on these agreements when that loss is probable.

We recognize revenue upon delivery for sales of aircraft engines, military propulsion equipment and related spare parts not sold under long-term product services agreements. Delivery of commercial engines, non-U.S. military equipment and all related spare parts occurs on shipment; delivery of military propulsion equipment sold to the U.S. Government or agencies thereof occurs upon receipt of a Material Inspection and Receiving Report, DD Form 250 or Memorandum of Shipment. Commercial aircraft engines are complex equipment manufactured to customer order under a variety of sometimes complex, long-term agreements. We measure sales of commercial aircraft engines by applying our contract-specific estimated margin rates to incurred costs. We routinely update our estimates of future revenues and costs for commercial aircraft engine agreements in process and report any cumulative effects of such adjustments in current operations. Significant components of our revenue and cost estimates include price concessions, performance-related guarantees as well as material, labor and overhead costs. We measure revenue for military propulsion equipment and spare parts not subject to long-term product services agreements based on the specific contract on a specifically measured output basis. We provide for any loss that we expect to incur on these agreements when that loss is probable; consistent with industry practice, for commercial aircraft engines, we make such provision only if such losses are not recoverable from future highly probable sales of spare parts for those engines.

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

NBC Universal (NBCU), which we deconsolidated on January 28, 2011, recorded broadcast and cable television and Internet advertising sales when advertisements were aired, net of provision for any viewer shortfalls (make goods). Sales from theatrical distribution of films were recorded as the films were exhibited; sales of home videos, net of a return provision, when the videos were delivered to and available for sale by retailers; fees from cable/satellite operators when services were provided; and licensing of film and television programming when the material was available for airing.

(100)

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

(101)

NBC Universal Film and Television Costs

Prior to our deconsolidation of NBCU in 2011, our policies were to defer film and television production costs, including direct costs, production overhead, development costs and interest. We did not defer costs of exploitation, which principally comprised costs of film and television program marketing and distribution. We amortized deferred film and television production costs, as well as associated participation and residual costs, on an individual production basis using the ratio of the current period’s gross revenues to estimated total remaining gross revenues from all sources; we stated such costs at the lower of amortized cost or fair value. Estimates of total revenues and costs were based on anticipated release patterns, public acceptance and historical results for similar products. We deferred the costs of acquired broadcast material, including rights to material for use on NBC Universal’s broadcast and cable/satellite television networks, at the earlier of acquisition or when the license period began and the material was available for use. We amortized acquired broadcast material and rights when we broadcast the associated programs; we stated such costs at the lower of amortized cost or net realizable value.

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

“Troubled debt restructurings” (TDRs) are those loans for which we have granted a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation. Such loans are classified as impaired, and are individually reviewed for specific reserves.

“Nonaccrual financing receivables” are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due. Although we stop accruing interest in advance of payments, we recognize interest income as cash is collected when appropriate provided the amount does not exceed that which would have been earned at the historical effective interest rate. Recently restructured financing receivables are not considered delinquent when payments are brought current according to the restructured terms, but may remain classified as nonaccrual until there has been a period of satisfactory payment performance by the borrower and future payments are reasonably assured of collection.

“Nonearning financing receivables” are a subset of nonaccrual financing receivables for which cash payments are not being received or for which we are on the cost recovery method of accounting (i.e., any payments are accounted for as a reduction of principal). This category excludes loans purchased at a discount (unless they have deteriorated post acquisition). Under Accounting Standards Codification (ASC) 310, Receivables, these loans are initially recorded at fair value and accrete interest income over the estimated life of the loan based on reasonably estimable cash flows even if the underlying loans are contractually delinquent at acquisition.

“Delinquent” receivables are those that are 30 days or more past due based on their contractual terms.

(102)

The same financing receivable may meet more than one of the definitions above. Accordingly, these categories are not mutually exclusive and it is possible for a particular loan to meet the definitions of a TDR, impaired loan, nonaccrual loan and nonearning loan and be included in each of these categories. The categorization of a particular loan also may not be indicative of the potential for loss.

Our consumer loan portfolio consists of smaller-balance, homogeneous loans, including credit card receivables, installment loans, auto loans and leases and residential mortgages. We collectively evaluate each portfolio for impairment quarterly. The allowance for losses on these receivables is established through a process that estimates the probable losses inherent in the portfolio based upon statistical analyses of portfolio data. These analyses include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with other analyses that reflect current trends and conditions. We also consider overall portfolio indicators including nonearning loans, trends in loan volume and lending terms, credit policies and other observable environmental factors such as unemployment rates and home price indices.

Our commercial loan and lease portfolio consists of a variety of loans and leases, including both larger-balance, non-homogeneous loans and leases and smaller-balance homogeneous loans and leases. Losses on such loans and leases are recorded when probable and estimable. We routinely evaluate our entire portfolio for potential specific credit or collection issues that might indicate an impairment.

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

Measurement of the loss on our impaired commercial loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of collateral, net of expected selling costs, if the loan is determined to be collateral dependent. We determine whether a loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. Our review process can often result in reserves being established in advance of a modification of terms or designation as a TDR. After providing for specific incurred losses, we then determine an allowance for losses that have been incurred in the balance of the portfolio but cannot yet be identified to a specific loan or lease. This estimate is based upon various statistical analyses considering historical and projected default rates and loss severity and aging, as well as our view on current market and economic conditions. It is prepared by each respective line of business. For Real Estate, this includes converting economic indicators into real estate market indicators that are calibrated by market and asset class and which are used to project expected performance of the portfolio based on specific loan portfolio metrics.

We consider multiple factors in evaluating the adequacy of our allowance for losses on Real Estate financing receivables, including loan-to-value ratios, collateral values at the individual loan level, debt service coverage ratios, delinquency status, and economic factors including interest rate and real estate market forecasts. In addition to evaluating these factors, we deem a Real Estate loan to be impaired if its projected loan-to-value ratio at maturity is in excess of 100%, even if the loan is currently paying in accordance with its contractual terms. The allowance for losses on Real Estate financing receivables is based on a discounted cash flow methodology, except in situations where the loan is within 24 months of maturity or foreclosure is deemed probable, in which case reserves are based on collateral values. If foreclosure is deemed probable or if repayment is dependent solely on the sale of collateral, we also include estimated selling costs in our reserve. Collateral values for our Real Estate loans are determined based upon internal cash flow estimates discounted at an appropriate rate and corroborated by external appraisals, as appropriate. Collateral valuations are updated at least annually, or more frequently for higher risk loans. A majority of our Real Estate impaired loans have specific reserves that are determined based on the underlying collateral values. Further discussion on determination of fair value is in the Fair Value Measurements section below.

(103)

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

For commercial loans, we evaluate changes in terms and conditions to determine whether those changes meet the criteria for classification as a TDR on a loan-by-loan basis. In Commercial Lending and Leasing (CLL), these changes primarily include: changes to covenants, short-term payment deferrals and maturity extensions. For these changes, we receive economic consideration, including additional fees and/or increased interest rates, and evaluate them under our normal underwriting standards and criteria. Changes to Real Estate’s loans primarily include maturity extensions, principal payment acceleration, changes to collateral terms, and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all of the relevant facts and circumstances. When the borrower is experiencing financial difficulty, we carefully evaluate these changes to determine whether they meet the form of a concession. In these circumstances, if the change is deemed to be a concession, we classify the loan as a TDR.

When we repossess collateral in satisfaction of a loan, we write down the receivable against the allowance for losses. Repossessed collateral is included in the caption “All other assets” in the Statement of Financial Position and carried at the lower of cost or estimated fair value less costs to sell.

For Consumer loans, we write off unsecured closed-end installment loans when they are 120 days contractually past due and unsecured open-ended revolving loans at 180 days contractually past due. We write down consumer loans secured by collateral other than residential real estate when such loans are 120 days past due. Consumer loans secured by residential real estate (both revolving and closed-end loans) are written down to the fair value of collateral, less costs to sell, no later than when they become 360 days past due. Unsecured consumer loans in bankruptcy are written off within 60 days of notification of filing by the bankruptcy court or within contractual write-off periods, whichever occurs earlier.

Write-offs on larger balance impaired commercial loans are based on amounts deemed uncollectible and are reviewed quarterly. Write-offs on Real Estate loans are recorded upon initiation of foreclosure or early settlement by the borrower, or in some cases, based on the passage of time depending on specific facts and circumstances. In CLL, loans are written off when deemed uncollectible (e.g., when the borrower enters restructuring, collateral is to be liquidated or at 180 days past due for smaller balance, homogeneous loans).

(104)

Partial Sales of Business Interests

Gains or losses on sales of affiliate shares where we retain a controlling financial interest are recorded in equity. Gains or losses on sales that result in our loss of a controlling financial interest are recorded in earnings along with remeasurement gains or losses on any investments in the entity that we retained.

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

For debt securities, if we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate qualitative criteria to determine whether we do not expect to recover the amortized cost basis of the security, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. We also evaluate quantitative criteria including determining whether there has been an adverse change in expected future cash flows. If we do not expect to recover the entire amortized cost basis of the security, we consider the security to be other-than-temporarily impaired, and we record the difference between the security’s amortized cost basis and its recoverable amount in earnings and the difference between the security’s recoverable amount and fair value in other comprehensive income. If we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, the security is also considered other-than-temporarily impaired and we recognize the entire difference between the security’s amortized cost basis and its fair value in earnings.  For equity securities, we consider the length of time and magnitude of the amount that each security is in an unrealized loss position.  If we do not expect to recover the entire amortized cost basis of the security, we consider the security to be other-than-temporarily impaired, and we record the difference between the security’s amortized cost basis and its fair value in earnings.

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

Inventories

All inventories are stated at the lower of cost or realizable values. Cost for a significant portion of GE U.S. inventories is determined on a last-in, first-out (LIFO) basis. Cost of other GE inventories is determined on a first-in, first-out (FIFO) basis. LIFO was used for 38% and 41% of GE inventories at December 31, 2011 and 2010, respectively. GECS inventories consist of finished products held for sale; cost is determined on a FIFO basis.

(105)

Intangible Assets
We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. We recognize an impairment charge if the carrying amount of a reporting unit exceeds its fair value and the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. We use discounted cash flows to establish fair values. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. When all or a portion of a reporting unit is disposed, goodwill is allocated to the gain or loss on disposition based on the relative fair values of the business disposed and the portion of the reporting unit that will be retained.

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

GECS Investment Contracts, Insurance Liabilities and Insurance Annuity Benefits

Certain entities, which we consolidate, provide guaranteed investment contracts, primarily to states, municipalities and municipal authorities.

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

(106)

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

We maintain policies and procedures to value instruments using the best and most relevant data available. In addition, we have risk management teams that review valuation, including independent price validation for certain instruments. With regards to Level 3 valuations (including instruments valued by third parties), we perform a variety of procedures to assess the reasonableness of the valuations. Such reviews, which may be performed quarterly, monthly or weekly, include an evaluation of instruments whose fair value change exceeds predefined thresholds (and/or does not change) and consider the current interest rate, currency and credit environment, as well as other published data, such as rating agency market reports and current appraisals.  These reviews are performed within each business by the asset and risk managers, pricing committees and valuation committees.  A detailed review of methodologies and assumptions is performed by individuals independent of the business for individual measurements with a fair value exceeding predefined thresholds. This detailed review may include the use of a third-party valuation firm.

The following section describes the valuation methodologies we use to measure different financial instruments at fair value on a recurring basis.

Investments in Debt and Equity Securities. When available, we use quoted market prices to determine the fair value of investment securities, and they are included in Level 1. Level 1 securities primarily include publicly-traded equity securities.

For large numbers of investment securities for which market prices are observable for identical or similar investment securities but not readily accessible for each of those investments individually (that is, it is difficult to obtain pricing information for each individual investment security at the measurement date), we obtain pricing information from an independent pricing vendor. The pricing vendor uses various pricing models for each asset class that are consistent with what other market participants would use. The inputs and assumptions to the model of the pricing vendor are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many fixed income securities do not trade on a daily basis, the methodology of the pricing vendor uses available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The pricing vendor considers available market observable inputs in determining the evaluation for a security. Thus, certain securities may not be priced using quoted prices, but rather determined from market observable information. These investments are included in Level 2 and primarily comprise our portfolio of corporate fixed income, and government, mortgage and asset-backed securities. In infrequent circumstances, our pricing vendors may provide us with valuations that are based on significant unobservable inputs, and in those circumstances we classify the investment securities in Level 3.

(107)

Annually, we conduct reviews of our primary pricing vendor to validate that the inputs used in that vendor’s pricing process are deemed to be market observable as defined in the standard. While we are not provided access to proprietary models of the vendor, our reviews have included on-site walk-throughs of the pricing process, methodologies and control procedures for each asset class and level for which prices are provided. Our reviews also include an examination of the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels and various durations, a process we perform each reporting period. In addition, the pricing vendor has an established challenge process in place for all security valuations, which facilitates identification and resolution of potentially erroneous prices. We believe that the prices received from our pricing vendor are representative of prices that would be received to sell the assets at the measurement date (exit prices) and are classified appropriately in the hierarchy.

We use non-binding broker quotes and other third-party pricing services as our primary basis for valuation when there is limited, or no, relevant market activity for a specific instrument or for other instruments that share similar characteristics. We have not adjusted the prices we have obtained. Investment securities priced using non-binding broker quotes and other third-party pricing services are included in Level 3. As is the case with our primary pricing vendor, third-party brokers and other third-party pricing services do not provide access to their proprietary valuation models, inputs and assumptions. Accordingly, our risk management personnel conduct reviews of vendors, as applicable, similar to the reviews performed of our primary pricing vendor.  In addition, we conduct internal reviews of pricing for all such investment securities quarterly to ensure reasonableness of valuations used in our financial statements. These reviews are designed to identify prices that appear stale, those that have changed significantly from prior valuations, and other anomalies that may indicate that a price may not be accurate. Based on the information available, we believe that the fair values provided by the brokers and other third-party pricing services are representative of prices that would be received to sell the assets at the measurement date (exit prices).

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

Derivative assets and liabilities included in Level 3 primarily represent equity derivatives and interest rate products that contain embedded optionality or prepayment features.

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

The following describes the valuation methodologies we use to measure financial and non-financial instruments accounted for at fair value on a non-recurring basis and for certain assets within our pension plans and retiree benefit plans at each reporting period, as applicable.

Loans. When available, we use observable market data, including pricing on recent closed market transactions, to value loans that are included in Level 2.  When this data is unobservable, we use valuation methodologies using current market interest rate data adjusted for inherent credit risk, and such loans are included in Level 3.  When appropriate, loans may be valued using collateral values as a practical expedient (see Long-Lived Assets below).

(108)

Cost and Equity Method Investments. Cost and equity method investments are valued using market observable data such as quoted prices when available. When market observable data is unavailable, investments are valued using a discounted cash flow model, comparative market multiples or a combination of both approaches as appropriate and other third-party pricing sources. These investments are generally included in Level 3.

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

Retained Investments in Formerly Consolidated Subsidiaries. Upon a change in control that results in deconsolidation of a subsidiary, the fair value measurement of our retained noncontrolling stake in the former subsidiary is valued using an income approach, a market approach, or a combination of both approaches as appropriate. In applying these methodologies, we rely on a number of factors, including actual operating results, future business plans, economic projections, market observable pricing multiples of similar businesses and comparable transactions, and possible control premium. These investments are included in Level 1 or Level 3, as appropriate, determined at the time of the transaction.

Accounting Changes

On January 1, 2011, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009-13 and ASU 2009-14, amendments to ASC 605, Revenue Recognition and ASC 985, Software, respectively, (ASU 2009-13 &14). ASU 2009-13 requires the allocation of consideration to separate components of an arrangement based on the relative selling price of each component. ASU 2009-14 requires certain software-enabled products to be accounted for under the general accounting standards for multiple component arrangements. These amendments are effective for new revenue arrangements entered into or materially modified on or subsequent to January 1, 2011.

Although the adoption of these amendments eliminated the allocation of consideration using residual values, which was applied primarily in our Healthcare segment, the overall impact of adoption was insignificant to our financial statements. In addition, there are no significant changes to the number of components or the pattern and timing of revenue recognition following adoption.

On July 1, 2011, we adopted FASB ASU 2011-02, an amendment to ASC 310, Receivables.  ASU 2011-02 provides guidance for determining whether a restructuring of a debt constitutes a TDR. ASU 2011-02 requires that a restructuring be classified as a TDR when it is both a concession and the debtor is experiencing financial difficulties. The amendment also clarifies the guidance on a creditor’s evaluation of whether it has granted a concession. The amendment applies to restructurings that have occurred subsequent to January 1, 2011.  As a result of adopting these amendments on July 1, 2011, we have classified an additional $271 million of financing receivables as TDRs and have recorded an increase of $77 million to our allowance for losses on financing receivables.  See Note 23.

(109)

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

In connection with the transaction, we also entered into a number of agreements with Comcast governing the operation of the venture and transitional services, employee, tax and other matters. Under the operating agreement, excess cash generated by the operations of NBCU LLC will be used to reduce borrowings, except for distributions in amounts necessary to pay taxes on NBCU LLC’s profits. In addition, Comcast is obligated to share with us potential tax savings associated with Comcast’s purchase of its NBCU LLC member interest, if realized. We did not recognize these potential future payments as consideration for the sale, but will record such payments in income as they are received.

Following the transaction, we deconsolidated NBCU and we account for our investment in NBCU LLC under the equity method.  We recognized a pre-tax gain on the sale of $3,705 million ($526 million after tax). In connection with the sale, we recorded income tax expense of $3,179 million, reflecting the low tax basis in our investment in the NBCU business and the recognition of deferred tax liabilities related to our 49% investment in NBCU LLC. As our investment in NBCU LLC is structured as a partnership for U.S. tax purposes, U.S. taxes are recorded separately from the equity investment.

At December 31, 2011, the carrying amount of our equity investment in NBCU LLC was $17,955 million, reported in the “All other assets” caption in our Statement of Financial Position. Deferred tax liabilities related to our NBCU LLC investment were $4,880 million at December 31, 2011 and were reported in the “Deferred income taxes” caption in our Statement of Financial Position.

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

(111)

Other

In the third quarter of 2011, we committed to sell our GE Capital CLL marine container leasing business, which consists of our controlling interests in the GE SeaCo joint venture along with other owned marine container assets, and our CLL trailer fleet services business in Mexico. In the fourth quarter of 2011, we completed the sale of our interest in the CLL marine container leasing business and our CLL trailer fleet services business in Mexico for proceeds of $500 million and $111 million, respectively.

In the second quarter of 2011, we committed to sell our GE Capital Consumer business banking operations in Latvia.

In 2010, we committed to sell our GE Capital Consumer businesses in Argentina, Brazil, and Canada, a CLL business in South Korea, and our Real Estate Interpark business. The GE Capital Consumer Canada disposition was completed during the first quarter of 2011 for proceeds of $1,429 million. The GE Capital Consumer Brazil and Real Estate Interpark business dispositions were completed during the second quarter of 2011 for proceeds of $22 million and $704 million, respectively.  The GE Capital Consumer Argentina disposition was completed during the third quarter of 2011 for proceeds of $41 million.

Summarized financial information for businesses held for sale is shown below.

December 31 (In millions)	2011	2010

Assets
Cash and equivalents	$149	$63
Current receivables	–	2,572
Financing receivables – net	412	1,917
Property, plant and equipment – net	81	2,185
Goodwill	20	19,606
Other intangible assets – net	7	2,844
All other assets	8	7,560
Other	34	140
Assets of businesses held for sale	$711	$36,887

Liabilities
Short-term borrowings	$252	$146
Accounts payable	21	538
Other GE current liabilities	9	3,994
Long-term borrowings	8	10,134
All other liabilities	55	1,235
Liabilities of businesses held for sale	$345	$16,047

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

(112)

Summarized financial information for discontinued operations is shown below.

(In millions)	2011	2010	2009

Operations
Total revenues	$316	$2,035	$2,341

Earnings (loss) from discontinued operations
before income taxes	$(30)	$215	$340
Benefit (provision) for income taxes	85	96	(18)
Earnings (loss) from discontinued operations,
net of taxes	$55	$311	$322

Disposal
Gain (loss) on disposal before income taxes	$(329)	$(1,420)	$(196)
Benefit (provision) for income taxes	351	236	93
Gain (loss) on disposal, net of taxes	$22	$(1,184)	$(103)

Earnings (loss) from discontinued operations,
net of taxes(a)	$77	$(873)	$219

(a)
The sum of GE industrial earnings (loss) from discontinued operations, net of taxes, and GECS earnings (loss) from discontinued operations, net of taxes, is reported as GE earnings (loss) from discontinued operations, net of taxes, on the Statement of Earnings.

December 31 (In millions)	2011	2010

Assets
Cash and equivalents	$121	$142
Financing receivables – net	61	10,589
All other assets	–	168
Other	1,073	1,526
Assets of discontinued operations	$1,255	$12,425

Liabilities
Accounts payable, principally trade accounts	$7	$110
Deferred income taxes	205	230
All other liabilities	1,423	2,205
Other	–	42
Liabilities of discontinued operations	$1,635	$2,587

Assets at December 31, 2011 and December 31, 2010, primarily comprised cash, financing receivables and a deferred tax asset for a loss carryforward, which expires principally in 2017 and in part in 2019, related to the sale of our GE Money Japan business.

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

BAC revenues from discontinued operations were $983 million and $943 million in 2010 and 2009, respectively. In total, BAC earnings from discontinued operations, net of taxes, were $854 million and $292 million in 2010 and 2009, respectively.

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

Our overall claims experience developed unfavorably through 2010. We believe that the level of excess interest refund claims was impacted by the challenging global economic conditions, in addition to Japanese legislative and regulatory changes. In September 2010, a large independent personal loan company in Japan filed for bankruptcy, which precipitated a significant amount of publicity surrounding excess interest refund claims in the Japanese marketplace, along with substantial legal advertising. We observed an increase in claims during September 2010 and higher average daily claims in the fourth quarter of 2010 and the first two months of 2011. Since February and through the end of 2011, we have experienced substantial declines in the rate of incoming claims, though the overall rate of reduction, including fourth quarter experience, has been slower than we expected.  During the fourth quarter of 2011, we recorded an increase to our reserve of $243 million to reflect our revised estimates of the assumed daily incoming claims reduction rate and severity. At December 31, 2011, our reserve for reimbursement of claims in excess of the statutory interest rate was $692 million.

The amount of these reserves is based on analyses of recent and historical claims experience, pending and estimated future excess interest refund requests, the estimated percentage of customers who present valid requests, and our estimated payments related to those requests. Our estimated liability for excess interest refund claims at December 31, 2011 assumes the pace of incoming claims will continue to decelerate, average exposure per claim remains consistent with recent experience, and we continue to see the impact of our loss mitigation efforts. Estimating the pace of decline in incoming claims can have a significant effect on the total amount of our liability. Holding all other assumptions constant, a 20% adverse change in assumed incoming daily claim rate reduction would result in an increase to our reserves of approximately $110 million.

Uncertainties around the likelihood of consumers to present valid claims, the runoff status of the underlying book of business, the financial status of other personal lending companies in Japan, challenging economic conditions and the impact of laws and regulations make it difficult to develop a meaningful estimate of the aggregate possible claims exposure. Recent trends, including the effect of consumer activity, market activity regarding other personal loan companies and higher claims severity, may continue to have an adverse effect on claims development.

GE Money Japan loss from discontinued operations, net of taxes, were $238 million, $1,671 million and $158 million in 2011, 2010 and 2009, respectively.

WMC

During the fourth quarter of 2007, we completed the sale of WMC, our U.S. mortgage business. WMC substantially discontinued all new loan originations by the second quarter of 2007, and is not a loan servicer. In connection with the sale, WMC retained certain representation and warranty obligations related to loans sold to third parties prior to the disposal of the business and contractual obligations to repurchase previously sold loans as to which there was an early payment default. All claims received for early payment default have either been resolved or are no longer being pursued.

(114)

Pending repurchase claims based upon representations and warranties made in connection with loan sales were $705 million at December 31, 2011, $347 million at December 31, 2010 and $783 million at December 31, 2009.  Reserves related to these contractual representations and warranties were $143 million and $101 million at December 31, 2011 and December 31, 2010, respectively.  We recorded adjustments to our reserve of $42 million in 2011 to reflect the higher amount of pending claims and an increase in our reserve for unidentified claims.  The amount of these reserves is based upon pending and estimated future loan repurchase requests, the estimated percentage of loans validly tendered for repurchase, and our estimated losses on loans repurchased. A ten percent adverse change in these key assumptions would result in an increase to our reserves of approximately $35 million. Historically, a small percentage of the total loans WMC originated and sold has been tendered for repurchase, and of those loans tendered, only a limited amount has qualified as “validly tendered,” meaning the loans sold did not satisfy contractual obligations. In the second half of 2011, a lawsuit was filed against WMC relating to representations and warranties on $321 million of mortgages. Uncertainties surrounding economic conditions, the ability and propensity of mortgage holders to present valid claims, governmental actions, pending and threatened litigation against WMC and other activity in the mortgage industry make it difficult to develop a meaningful estimate of aggregate possible claim exposure. Actual losses could exceed the reserve amount if actual claim rates, investigative or litigation activity, valid tenders or losses WMC incurs on repurchased loans are higher than we have historically observed with respect to WMC.

WMC revenues (loss) from discontinued operations were $(42) million, $(4) million and $2 million in 2011, 2010 and 2009, respectively. In total, WMC’s losses from discontinued operations, net of taxes, were $34 million, $7 million and $1 million in 2011, 2010 and 2009, respectively.

Other Financial Services

In the second quarter of 2011, we entered into an agreement to sell our Australian Home Lending operations and classified it as discontinued operations.  As a result, we recognized an after-tax loss of $148 million in 2011.  We completed the sale in the third quarter of 2011 for proceeds of approximately $4,577 million.  Australian Home Lending revenues from discontinued operations were $250 million, $510 million and $727 million in 2011, 2010 and 2009, respectively. Australian Home Lending earnings (loss) from discontinued operations, net of taxes, were $(65) million, $70 million and $113 million in 2011, 2010 and 2009, respectively.

In the first quarter of 2011, we entered into an agreement to sell our Consumer Singapore business for $692 million. The sale was completed in the second quarter of 2011 and resulted in the recognition of a gain on disposal, net of taxes, of $319 million. Consumer Singapore revenues from discontinued operations were $30 million, $108 million and $113 million in 2011, 2010 and 2009, respectively. Consumer Singapore earnings from discontinued operations, net of taxes, were $333 million, $36 million and $25 million in 2011, 2010 and 2009, respectively.

In the fourth quarter of 2010, we entered into agreements to sell our Consumer RV Marine portfolio and Consumer Mexico business. The Consumer RV Marine and Consumer Mexico dispositions were completed during the first quarter and the second quarter of 2011, respectively, for proceeds of $2,365 million and $1,943 million, respectively. Consumer RV Marine revenues from discontinued operations were $11 million, $210 million and $260 million in 2011, 2010 and 2009, respectively. Consumer RV Marine earnings (loss) from discontinued operations, net of taxes, were $2 million, $(99) million and $(83) million in 2011, 2010 and 2009, respectively. Consumer Mexico revenues from discontinued operations were $67 million, $228 million and $303 million in 2011, 2010 and 2009, respectively. Consumer Mexico earnings (loss) from discontinued operations, net of taxes, were $30 million, $(59) million and $66 million in 2011, 2010 and 2009, respectively.

GE Industrial

GE industrial earnings (loss) from discontinued operations, net of taxes, were $(1) million, $(5) million and $(19) million in 2011, 2010 and 2009, respectively. The sum of GE industrial earnings (loss) from discontinued operations, net of taxes, and GECS earnings (loss) from discontinued operations, net of taxes, is reported as GE industrial earnings (loss) from discontinued operations, net of taxes, on the Statement of Earnings.

(115)

Assets of GE industrial discontinued operations were $52 million and $50 million at December 31, 2011 and December 31, 2010, respectively. Liabilities of GE industrial discontinued operations were $158 million and $164 million at December 31, 2011, and December 31, 2010, respectively, and primarily represent taxes payable and pension liabilities related to the sale of our Plastics business in 2007.

NOTE 3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale. These comprise mainly investment grade debt securities supporting obligations to annuitants, policyholders and holders of guaranteed investment contracts (GICs) in our run-off insurance operations and Trinity, and investment securities at our treasury operations and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries. We do not have any securities classified as held to maturity.

	2011				2010
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
December 31 (In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

GE
Debt - U.S. corporate	$–	$–	$–	$–	$1	$–	$–	$1
Equity - available-for-sale	18	–	–	18	18	–	–	18
	18	–	–	18	19	–	–	19
GECS
Debt
U.S. corporate	20,748	3,432	(410)	23,770	20,815	1,576	(237)	22,154
State and municipal	3,027	350	(143)	3,234	2,961	45	(282)	2,724
Residential mortgage-
backed(a)	2,711	184	(286)	2,609	3,092	95	(378)	2,809
Commercial mortgage-backed	2,913	162	(247)	2,828	3,009	145	(230)	2,924
Asset-backed	5,102	32	(164)	4,970	3,407	16	(193)	3,230
Corporate - non-U.S.	2,414	126	(207)	2,333	2,883	116	(132)	2,867
Government - non-U.S.	2,488	129	(86)	2,531	2,242	82	(58)	2,266
U.S. government and federal
agency	3,974	84	–	4,058	3,776	57	(47)	3,786
Retained interests	25	10	–	35	55	10	(26)	39
Equity
Available-for-sale	713	75	(38)	750	500	213	(8)	705
Trading	241	–	–	241	417	–	–	417
	44,356	4,584	(1,581)	47,359	43,157	2,355	(1,591)	43,921
Eliminations	(3)	–	–	(3)	(2)	–	–	(2)
Total	$44,371	$4,584	$(1,581)	$47,374	$43,174	$2,355	$(1,591)	$43,938

(a)
Substantially collateralized by U.S. mortgages. Of our total residential mortgage-backed securities (RMBS) portfolio at December 31, 2011, $1,060 million relates to securities issued by government-sponsored entities and $1,549 million relates to securities of private label issuers. Securities issued by private label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.

The fair value of investment securities increased to $47,374 million at December 31, 2011, from $43,938 million at December 31, 2010, primarily due to the impact of lower interest rates and funding in our CLL business of investments collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.

(116)

The following tables present the estimated fair values and gross unrealized losses of our available-for-sale investment securities.
	In loss position for
	Less than 12 months			12 months or more
		Gross			Gross
	Estimated	unrealized		Estimated	unrealized
December 31 (In millions)	fair value	losses	(a)	fair value	losses	(a)

2011
Debt
U.S. corporate	$1,435	$(241)		$836	$(169)
State and municipal	87	(1)		307	(142)
Residential mortgage-backed	219	(9)		825	(277)
Commercial mortgage-backed	244	(23)		1,320	(224)
Asset-backed	100	(7)		850	(157)
Corporate - non-U.S.	330	(28)		607	(179)
Government - non-U.S.	906	(5)		203	(81)
U.S. government and federal agency	502	–		–	–
Retained interests	–	–		–	–
Equity	440	(38)		–	–
Total	$4,263	$(352)		$4,948	$(1,229)

2010
Debt
U.S. corporate	$2,375	$(81)		$1,519	$(156)
State and municipal	949	(43)		570	(239)
Residential mortgage-backed	188	(4)		1,024	(374)
Commercial mortgage-backed	831	(104)		817	(126)
Asset-backed	113	(5)		910	(188)
Corporate - non-U.S.	448	(12)		804	(120)
Government - non-U.S.	661	(6)		107	(52)
U.S. government and federal agency	1,822	(47)		–	–
Retained interests	–	–		34	(26)
Equity	49	(8)		–	–
Total	$7,436	$(310)		$5,785	$(1,281)

(a)	Includes gross unrealized losses at December 31, 2011 of $(272) million related to securities that had other-than-temporary impairments recognized in a prior period.

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

(117)

The vast majority of our RMBS have investment grade credit ratings from the major rating agencies and are in a senior position in the capital structure of the deal. Of our total RMBS at December 31, 2011 and 2010, approximately $515 million and $673 million, respectively, relate to residential subprime credit, primarily supporting our guaranteed investment contracts. These are collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. In addition, of the total residential subprime credit exposure at December 31, 2011 and 2010, approximately $277 million and $343 million, respectively, was insured by Monoline insurers (Monolines) on which we continue to place reliance.

Our commercial mortgage-backed securities (CMBS) portfolio is collateralized by both diversified pools of mortgages that were originated for securitization (conduit CMBS) and pools of large loans backed by high-quality properties (large loan CMBS), a majority of which were originated in 2006 and 2007. Substantially all of the securities in our CMBS portfolio have investment grade credit ratings and the vast majority of the securities are in a senior position in the capital structure.

Our asset-backed securities (ABS) portfolio is collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries, as well as a variety of diversified pools of assets such as student loans and credit cards. The vast majority of our ABS are in a senior position in the capital structure of the deals. In addition, substantially all of the securities that are below investment grade are in an unrealized gain position.

For ABS and RMBS, we estimate the portion of loss attributable to credit using a discounted cash flow model that considers estimates of cash flows generated from the underlying collateral. Estimates of cash flows consider credit risk, interest rate and prepayment assumptions that incorporate management’s best estimate of key assumptions of the underlying collateral, including default rates, loss severity and prepayment rates. For CMBS, we estimate the portion of loss attributable to credit by evaluating potential losses on each of the underlying loans in the security. Collateral cash flows are considered in the context of our position in the capital structure of the deals. Assumptions can vary widely depending upon the collateral type, geographic concentrations and vintage.

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

During 2011, we recorded pre-tax, other-than-temporary impairments of $467 million, of which $387 million was recorded through earnings ($81 million relates to equity securities) and $80 million was recorded in accumulated other comprehensive income (AOCI). At January 1, 2011, cumulative impairments recognized in earnings associated with debt securities still held were $500 million. During 2011, we recognized first-time impairments of $58 million and incremental charges on previously impaired securities of $230 million. These amounts included $62 million related to securities that were subsequently sold.

During 2010, we recorded pre-tax, other-than-temporary impairments of $460 million, of which $253 million was recorded through earnings ($35 million relates to equity securities) and $207 million was recorded in AOCI. At January 1, 2010, cumulative impairments recognized in earnings associated with debt securities still held were $340 million. During 2010, we recognized first-time impairments of $164 million and incremental charges on previously impaired securities of $38 million. These amounts included $41 million related to securities that were subsequently sold.

During 2009, we recorded pre-tax, other-than-temporary impairments of $1,078 million, of which $753 million was recorded through earnings ($42 million relates to equity securities) and $325 million was recorded in AOCI. At April 1, 2009, $33 million was reclassified to retained earnings as a result of the amendments to ASC 320. Subsequent to April 1, 2009, first-time and incremental credit impairments were $109 million and $257 million, respectively. Previous credit impairments related to securities sold were $124 million.

(118)

Contractual Maturities of GECS Investment in Available-for-Sale Debt Securities (Excluding
Mortgage-Backed and Asset-Backed Securities)
	Amortized	Estimated
(In millions)	cost	fair value

Due in
2012	$2,641	$2,664
2013-2016	7,497	7,666
2017-2021	4,679	4,810
2022 and later	17,805	20,757

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

(In millions)	2011	2010	2009

GE
Gains	$–	$–	$4
Losses, including impairments	–	–	(173)
Net	–	–	(169)
GECS
Gains	205	190	164
Losses, including impairments	(402)	(281)	(637)
Net	(197)	(91)	(473)
Total	$(197)	$(91)	$(642)

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

Proceeds from investment securities sales and early redemptions by issuers totaled $15,606 million, $16,238 million and $7,823 million in 2011, 2010 and 2009, respectively, principally from the sales of short-term securities in our bank subsidiaries and treasury operations.

We recognized pre-tax gains (losses) on trading securities of $22 million, $(7) million and $408 million in 2011, 2010 and 2009, respectively.

(119)

NOTE 4. CURRENT RECEIVABLES

	Consolidated(a)		GE(b)
December 31 (In millions)	2011	2010	2011	2010

Energy Infrastructure	$8,845	$7,377	$6,499	$5,349
Aviation	4,348	3,554	2,658	2,009
Healthcare	4,306	4,164	1,943	2,053
Transportation	441	440	347	440
Home & Business Solutions	1,493	1,426	243	240
Corporate items and eliminations	550	2,088	563	713
	19,983	19,049	12,253	10,804
Less allowance for losses	(452)	(428)	(446)	(421)
Total	$19,531	$18,621	$11,807	$10,383

(a)	Included GE industrial customer receivables factored through a GECS affiliate and reported as financing receivables by GECS. See Note 27.
(b)
GE current receivables balances at December 31, 2011 and 2010, before allowance for losses, included $8,994 million and $8,134 million, respectively, from sales of goods and services to customers, and $65 million and $24 million at December 31, 2011 and 2010, respectively, from transactions with associated companies.

GE current receivables of $112 million and $193 million at December 31, 2011 and 2010, respectively, arose from sales, principally of Healthcare and Aviation goods and services, on open account to various agencies of the U.S. government. As a percentage of GE revenues, approximately 4% of GE sales of goods and services were to the U.S. government in 2011, compared with 5% in both 2010 and 2009.

NOTE 5. INVENTORIES

December 31 (In millions)	2011	2010

GE
Raw materials and work in process	$8,735	$6,973
Finished goods	4,971	4,435
Unbilled shipments	485	456
	14,191	11,864
Less revaluation to LIFO	(450)	(404)
	13,741	11,460
GECS
Finished goods	51	66
Total	$13,792	$11,526

(120)

NOTE 6. GECS FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

	At
	December 31,	December 31,
(In millions)	2011	2010

Loans, net of deferred income(a)	$257,515	$275,877
Investment in financing leases, net of deferred income	38,142	44,390
	295,657	320,267
Less allowance for losses	(6,350)	(8,033)
Financing receivables – net(b)	$289,307	$312,234

(a)	Deferred income was $2,319 million and $2,351 million at December 31, 2011 and December 31, 2010, respectively.

(b)
Financing receivables at December 31, 2011 and December 31, 2010 included $1,062 million and $1,503 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination per ASC 310, Receivables.

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

For federal income tax purposes, the leveraged leases and the majority of the direct financing leases are leases in which GECS depreciates the leased assets and is taxed upon the accrual of rental income. Certain direct financing leases are loans for federal income tax purposes. For these transactions, GECS is taxed only on the portion of each payment that constitutes interest, unless the interest is tax-exempt (e.g., certain obligations of state governments).

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

(121)

Net Investment in Financing Leases

	Total financing leases		Direct financing leases(a)		Leveraged leases(b)
December 31 (In millions)	2011	2010	2011	2010	2011	2010

Total minimum lease payments receivable	$44,157	$52,180	$33,667	$40,037	$10,490	$12,143
Less principal and interest on third-party
non-recourse debt	(6,812)	(8,110)	–	–	(6,812)	(8,110)
Net rentals receivables	37,345	44,070	33,667	40,037	3,678	4,033
Estimated unguaranteed residual value of
leased assets	7,592	8,495	5,140	5,991	2,452	2,504
Less deferred income	(6,795)	(8,175)	(5,219)	(6,438)	(1,576)	(1,737)
Investment in financing leases, net of
deferred income	38,142	44,390	33,588	39,590	4,554	4,800
Less amounts to arrive at net investment
Allowance for losses	(294)	(396)	(281)	(378)	(13)	(18)
Deferred taxes	(6,718)	(6,168)	(2,938)	(2,266)	(3,780)	(3,902)
Net investment in financing leases	$31,130	$37,826	$30,369	$36,946	$761	$880

(a)	Included $413 million and $452 million of initial direct costs on direct financing leases at December 31, 2011 and 2010, respectively.

(b)
Included pre-tax income of $116 million and $133 million and income tax of $35 million and $51 million during 2011 and 2010, respectively. Net investment credits recognized on leveraged leases during 2011 and 2010 were insignificant.

Contractual Maturities

	Total	Net rentals
(In millions)	loans	receivable

Due in
2012	$64,548	$10,353
2013	22,689	7,434
2014	22,829	5,500
2015	16,133	4,081
2016	16,869	2,402
2017 and later	60,436	7,575
	203,504	37,345
Consumer revolving loans	54,011	–
Total	$257,515	$37,345

We expect actual maturities to differ from contractual maturities.

(122)

The following tables provide additional information about our financing receivables and related activity in the allowance for losses for our Commercial, Real Estate and Consumer portfolios.

Financing Receivables – net

The following table displays our financing receivables balances.

	At
	December 31,	December 31,
(In millions)	2011	2010

Commercial
CLL
Americas(a)	$80,505	$88,558
Europe	36,899	37,498
Asia	11,635	11,943
Other(a)	436	664
Total CLL	129,475	138,663

Energy Financial Services	5,912	7,011

GE Capital Aviation Services (GECAS)	11,901	12,615

Other	1,282	1,788
Total Commercial financing receivables	148,570	160,077

Real Estate
Debt	24,501	30,249
Business Properties	8,248	9,962
Total Real Estate financing receivables	32,749	40,211

Consumer
Non-U.S. residential mortgages	36,170	40,011
Non-U.S. installment and revolving credit	18,544	20,132
U.S. installment and revolving credit	46,689	43,974
Non-U.S. auto	5,691	7,558
Other	7,244	8,304
Total Consumer financing receivables	114,338	119,979

Total financing receivables	295,657	320,267

Less allowance for losses	(6,350)	(8,033)
Total financing receivables – net	$289,307	$312,234

(a)	During 2011, we transferred our Railcar lending and leasing portfolio from CLL Other to CLL Americas. Prior-period amounts were reclassified to conform to the current-period presentation.

(123)

Allowance for Losses on Financing Receivables

The following tables provide a roll-forward of our allowance for losses on financing receivables.

	Balance at	Provision								Balance at
	January 1,	charged to				Gross				December 31,
(In millions)	2011	operations	(a)	Other	(b)	write-offs	(c)	Recoveries	(c)	2011

Commercial
CLL
Americas	$1,288	$281		$(96)		$(700)		$116		$889
Europe	429	195		(5)		(286)		67		400
Asia	222	105		13		(214)		31		157
Other	6	3		(3)		(2)		–		4
Total CLL	1,945	584		(91)		(1,202)		214		1,450

Energy Financial
Services	22	–		(1)		(4)		9		26

GECAS	20	–		–		(3)		–		17

Other	58	23		–		(47)		3		37
Total Commercial	2,045	607		(92)		(1,256)		226		1,530

Real Estate
Debt	1,292	242		2		(603)		16		949
Business Properties	196	82		–		(144)		6		140
Total Real Estate	1,488	324		2		(747)		22		1,089

Consumer
Non-U.S. residential
mortgages	803	249		(20)		(381)		55		706
Non-U.S. installment
and revolving
credit	937	490		(30)		(1,257)		577		717
U.S. installment and
revolving credit	2,333	2,241		1		(3,095)		528		2,008
Non-U.S. auto	168	30		(4)		(216)		123		101
Other	259	142		(20)		(272)		90		199
Total Consumer	4,500	3,152		(73)		(5,221)		1,373		3,731
Total	$8,033	$4,083		$(163)		$(7,224)		$1,621		$6,350

(a)	Included a provision of $77 million at Consumer related to the July 1, 2011 adoption of ASU 2011-02. See Note 23.
(b)	Other primarily included transfers to held for sale and the effects of currency exchange.
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

(124)

	Balance at	Adoption of	Balance at	Provision				Balance at
	December 31,	ASU 2009	January 1,	charged to		Gross		December 31,
(In millions)	2009	16 & 17(a)	2010	operations	Other(b)	write-offs(c)	Recoveries(c)	2010

Commercial
CLL
Americas	$1,180	$66	$1,246	$1,059	$(11)	$(1,136)	$130	$1,288
Europe	575	–	575	269	(37)	(440)	62	429
Asia	244	(10)	234	153	(6)	(181)	22	222
Other	10	–	10	(2)	(1)	(1)	–	6
Total CLL	2,009	56	2,065	1,479	(55)	(1,758)	214	1,945

Energy Financial
Services	28	–	28	65	–	(72)	1	22

GECAS	104	–	104	12	–	(96)	–	20

Other	34	–	34	33	–	(9)	–	58
Total Commercial	2,175	56	2,231	1,589	(55)	(1,935)	215	2,045

Real Estate
Debt	1,358	(3)	1,355	764	10	(838)	1	1,292
Business Properties	136	45	181	146	(8)	(126)	3	196
Total Real Estate	1,494	42	1,536	910	2	(964)	4	1,488

Consumer
Non-U.S. residential
mortgages	892	–	892	256	(41)	(381)	77	803
Non-U.S. installment
and revolving credit	1,106	–	1,106	1,047	(68)	(1,733)	585	937
U.S. installment and
revolving credit	1,551	1,602	3,153	3,018	(6)	(4,300)	468	2,333
Non-U.S. auto	292	–	292	91	(61)	(313)	159	168
Other	292	–	292	265	5	(394)	91	259
Total Consumer	4,133	1,602	5,735	4,677	(171)	(7,121)	1,380	4,500
Total	$7,802	$1,700	$9,502	$7,176	$(224)	$(10,020)	$1,599	$8,033

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)	Other primarily included the effects of currency exchange.

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

(125)

	Balance at	Provision							Balance at
	January 1,	charged to			Gross				December 31,
(In millions)	2009	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	2009

Commercial
CLL
Americas	$846	$1,400	$(42)		$(1,117)		$93		$1,180
Europe	311	625	(14)		(431)		84		575
Asia	163	257	3		(203)		24		244
Other	1	8	5		(4)		–		10
Total CLL	1,321	2,290	(48)		(1,755)		201		2,009

Energy Financial
Services	58	33	4		(67)		–		28

GECAS	58	65	(3)		(16)		–		104

Other	28	29	–		(24)		1		34
Total Commercial	1,465	2,417	(47)		(1,862)		202		2,175

Real Estate
Debt	282	1,295	13		(232)		–		1,358
Business Properties	19	147	–		(32)		2		136
Total Real Estate	301	1,442	13		(264)		2		1,494

Consumer
Non-U.S. residential
mortgages	328	883	69		(469)		81		892
Non-U.S. installment
and revolving credit	1,000	1,741	39		(2,235)		561		1,106
U.S. installment and
revolving credit	1,616	3,367	(975)		(2,612)		155		1,551
Non-U.S. auto	187	389	30		(510)		196		292
Other	225	346	45		(389)		65		292
Total Consumer	3,356	6,726	(792)		(6,215)		1,058		4,133
Total	$5,122	$10,585	$(826)		$(8,341)		$1,262		$7,802

(a) (b)
Other primarily included the effects of securitization activity and currency exchange.
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

(126)

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	Depreciable
	lives-new
December 31 (Dollars in millions)	(in years)		2011	2010

Original cost
GE
Land and improvements	8	(a)	$611	$573
Buildings, structures and related equipment	8-40		7,823	7,468
Machinery and equipment	4-20		22,071	20,833
Leasehold costs and manufacturing plant
under construction	1-10		2,538	1,986
			33,043	30,860
GECS(b)
Land and improvements, buildings, structures
and related equipment	1-37	(a)	3,110	3,510
Equipment leased to others
Aircraft	19-21		46,240	45,674
Vehicles	1-28		15,278	17,216
Railroad rolling stock	4-50		4,324	4,331
Construction and manufacturing	1-30		2,644	2,586
All other(c)	3-30		3,438	5,855
			75,034	79,172
Eliminations			40	–
Total			$108,117	$110,032

Net carrying value
GE
Land and improvements			$584	$550
Buildings, structures and related equipment			3,827	3,617
Machinery and equipment			7,648	6,551
Leasehold costs and manufacturing plant
under construction			2,224	1,726
			14,283	12,444
GECS(b)
Land and improvements, buildings, structures
and related equipment			1,499	1,665
Equipment leased to others
Aircraft(d)			34,271	34,665
Vehicles			8,772	9,077
Railroad rolling stock			2,853	2,960
Construction and manufacturing			1,670	1,454
All other(c)			2,354	3,947
			51,419	53,768
Eliminations			37	–
Total			$65,739	$66,212

(a)	Depreciable lives exclude land.

(b)	Included $1,570 million and $1,571 million of original cost of assets leased to GE with accumulated amortization of $470 million and $531 million at December 31, 2011 and 2010, respectively.

(c)	Included $2,404 million of original cost and $1,670 million of carrying value at December 31, 2010 related to our CLL marine container leasing business, which was disposed during 2011.

(d)
The GECAS business of GE Capital recognized impairment losses of $301 million in 2011 and $438 million in 2010 recorded in the caption “Other costs and expenses” in the Statement of Earnings to reflect adjustments to fair value based on an evaluation of average current market values (obtained from third parties) of similar type and age aircraft, which are adjusted for the attributes of the specific aircraft under lease.

(127)

Consolidated depreciation and amortization related to property, plant and equipment was $9,185 million, $9,786 million and $10,617 million in 2011, 2010 and 2009, respectively.

Amortization of GECS equipment leased to others was $6,253 million, $6,786 million and $7,179 million in 2011, 2010 and 2009, respectively. Noncancellable future rentals due from customers for equipment on operating leases at December 31, 2011, are as follows:

(In millions)

Due in
2012	$7,345
2013	5,995
2014	4,916
2015	3,772
2016	3,025
2017 and later	8,779
Total	$33,832

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

December 31 (In millions)	2011	2010

Goodwill
GE	$45,395	$36,880
GECS	27,230	27,508
Total	$72,625	$64,388

December 31 (In millions)	2011	2010

Other intangible assets
GE
Intangible assets subject to amortization	$10,317	$7,984
Indefinite-lived intangible assets	205	104
	10,522	8,088
GECS
Intangible assets subject to amortization	1,546	1,883
Total	$12,068	$9,971

Changes in goodwill balances follow.

	2011				2010
			Dispositions,				Dispositions,
			currency				currency
	Balance at		exchange	Balance at	Balance at		exchange	Balance at
(In millions)	January 1	Acquisitions	and other	December 31	January 1	Acquisitions	and other	December 31

Energy Infrastructure	$12,893	$8,730	$(533)	$21,090	$12,777	$53	$63	$12,893
Aviation	6,073	–	(77)	5,996	6,099	–	(26)	6,073
Healthcare	16,338	305	(12)	16,631	15,998	434	(94)	16,338
Transportation	554	–	(3)	551	551	1	2	554
Home & Business
Solutions	1,022	114	(9)	1,127	1,188	–	(166)	1,022
GE Capital	27,508	6	(284)	27,230	28,382	19	(893)	27,508
Total	$64,388	$9,155	$(918)	$72,625	$64,995	$507	$(1,114)	$64,388

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

Goodwill balances increased $8,237 million in 2011, primarily as a result of the acquisitions of Converteam ($3,411 million), Dresser, Inc. ($2,178 million), the Well Support division of John Wood Group PLC ($2,036 million), Wellstream PLC ($810 million) and Lineage Power Holdings, Inc. ($256 million) at Energy Infrastructure, partially offset by the stronger U.S. dollar ($650 million).

Goodwill related to new acquisitions in 2010 was $507 million and included the acquisition of Clarient, Inc. ($425 million) at Healthcare. Goodwill balances decreased $603 million during 2010, primarily as a result of the deconsolidation of Regency Energy Partners L.P. (Regency) at GE Capital ($557 million) and the stronger U.S. dollar ($260 million).

On September 2, 2011, we purchased a 90% interest in Converteam for $3,586 million.  In connection with the transaction, we entered into an arrangement to purchase the remaining 10% at the two year anniversary of the acquisition date for 343 million Euros (approximately $470 million). This amount was recorded as a liability at the date of acquisition.

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

(129)

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

Our Real Estate reporting unit had a goodwill balance of $1,001 million at December 31, 2011. As of July 1, 2011, the carrying amount exceeded the estimated fair value of our Real Estate reporting unit by approximately $0.7 billion. The estimated fair value of the Real Estate reporting unit is based on a number of assumptions about future business performance and investment, including loss estimates for the existing finance receivable and investment portfolio, new debt origination volume and margins, and stabilization of the real estate market allowing for sales of real estate investments at normalized margins. Our assumed discount rate was 11.25% and was derived by applying a capital asset pricing model and corroborated using equity analyst research reports and implied cost of equity based on forecasted price to earnings per share multiples for similar companies. Given the volatility and uncertainty in the current commercial real estate environment, there is uncertainty about a number of assumptions upon which the estimated fair value is based. Different loss estimates for the existing portfolio, changes in the new debt origination volume and margin assumptions, changes in the expected pace of the commercial real estate market recovery, or changes in the equity return expectation of market participants may result in changes in the estimated fair value of the Real Estate reporting unit.

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

(130)

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates described above could change in future periods.

Intangible Assets Subject to Amortization
	Gross
	carrying	Accumulated
December 31 (In millions)	amount	amortization	Net

GE
2011
Customer-related	$5,638	$(1,117)	$4,521
Patents, licenses and trademarks	5,797	(2,104)	3,693
Capitalized software	4,743	(2,676)	2,067
All other	176	(140)	36
Total	$16,354	$(6,037)	$10,317
2010
Customer-related	$4,386	$(902)	$3,484
Patents, licenses and trademarks	4,778	(2,063)	2,715
Capitalized software	4,230	(2,449)	1,781
All other	45	(41)	4
Total	$13,439	$(5,455)	$7,984

GECS
2011
Customer-related	$1,186	$(697)	$489
Patents, licenses and trademarks	250	(208)	42
Capitalized software	2,048	(1,597)	451
Lease valuations	1,470	(944)	526
Present value of future profits(a)	491	(491)	–
All other	327	(289)	38
Total	$5,772	$(4,226)	$1,546
2010
Customer-related	$1,112	$(588)	$524
Patents, licenses and trademarks	599	(532)	67
Capitalized software	2,026	(1,528)	498
Lease valuations	1,646	(917)	729
Present value of future profits	461	(461)	–
All other	333	(268)	65
Total	$6,177	$(4,294)	$1,883

(a)
Balance at December 31, 2011 and December 31, 2010 reflects an adjustment of $391 million and $423 million, respectively, to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized in accordance with ASC 320-10-S99-2.

During 2011, we recorded additions to intangible assets subject to amortization of $3,609 million, primarily as a result of the acquisition of Dresser, Inc. ($844 million), Converteam ($814 million), the Well Support division of John Wood Group PLC ($571 million), Wellstream PLC ($258 million) and Lineage Power Holdings, Inc. ($122 million). The components of finite-lived intangible assets acquired during 2011 and their respective weighted-average amortizable period are: $1,427 million – Customer-related (20.0 years); $1,366 million – Patents, licenses and trademarks (17.2 years); $785 million – Capitalized software (4.0 years); and $31 million – All other (11.4 years).

Consolidated amortization related to intangible assets was $1,732 million, $1,747 million and $2,083 million for 2011, 2010 and 2009, respectively. We estimate annual pre-tax amortization for intangible assets over the next five calendar years to be as follows: 2012 – $1,647 million; 2013 – $1,491 million; 2014 – $1,326 million; 2015 – $1,189 million; and 2016 – $1,070 million.

(131)

NOTE 9. ALL OTHER ASSETS

December 31 (In millions)	2011	2010

GE
Investments
Associated companies(a)	$20,463	$2,092
Other	607	535
	21,070	2,627
Contract costs and estimated earnings(b)	9,008	8,061
Long-term receivables, including notes(c)	1,316	1,098
Derivative instruments	370	412
Other	4,911	5,256
	36,675	17,454
GECS
Investments
Real estate(d)(e)	28,255	31,555
Associated companies	23,589	25,662
Assets held for sale(f)	4,525	3,540
Cost method(e)	1,882	1,937
Other	1,722	2,251
	59,973	64,945
Derivative instruments	9,671	5,034
Advances to suppliers	1,560	1,853
Deferred borrowing costs(g)	1,327	1,982
Deferred acquisition costs(h)	55	60
Other	3,032	3,323
	75,618	77,197
Eliminations	(586)	(352)
Total	$111,707	$94,299

(a)	Included our investment in NBCU LLC of $17,955 million at December 31, 2011. At December 31, 2011, we also had $4,880 million of deferred tax liabilities related to this investment. See Note 14.

(b)
Contract costs and estimated earnings reflect revenues earned in excess of billings on our long-term contracts to construct technically complex equipment (such as power generation, aircraft engines and aeroderivative units) and long-term product maintenance or extended warranty arrangements.

(c)	Included loans to GECS of $388 million and $856 million at December 31, 2011 and 2010, respectively.

(d)
GECS investments in real estate consisted principally of two categories: real estate held for investment and equity method investments. Both categories contained a wide range of properties including the following at December 31, 2011: office buildings (46%), apartment buildings (14%), industrial properties (10%), retail facilities (8%), franchise properties (8%) and other (14%). At December 31, 2011, investments were located in the Americas (48%), Europe (27%) and Asia (25%).

(e)
The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months at December 31, 2011, were $425 million and $61 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for 12 months or more at December 31, 2011, were $65 million and $3 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months at December 31, 2010, were $396 million and $55 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for 12 months or more at December 31, 2010, were $16 million and $2 million, respectively.

(f)
Assets were classified as held for sale on the date a decision was made to dispose of them through sale or other means. At December 31, 2011 and 2010, such assets consisted primarily of loans, aircraft, equipment and real estate properties, and were accounted for at the lower of carrying amount or estimated fair value less costs to sell. These amounts are net of valuation allowances of $122 million and $115 million at December 31, 2011 and 2010, respectively.

(g)	Included $329 million and $916 million at December 31, 2011 and 2010, respectively, of unamortized fees related to our participation in the Temporary Liquidity Guarantee Program.

(h)
Balance at December 31, 2011 and December 31, 2010 reflects an adjustment of $810 million and $860 million, respectively, to deferred acquisition costs in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized in accordance with ASC 320-10-S99-2.

(132)

NOTE 10. BORROWINGS AND BANK DEPOSITS

Short-term Borrowings		2011		2010
			Average		Average
December 31 (In millions)		Amount	rate(a)	Amount	rate(a)

GE
Commercial paper		$1,801	0.13%	$–	-%
Payable to banks		88	1.81	73	2.44
Current portion of long-term
borrowings		41	4.89	21	8.35
Other		254		362
Total GE short-term borrowings		2,184		456
GECS
Commercial paper
U.S.		33,591	0.23	32,547	0.28
Non-U.S.		10,569	1.63	9,497	1.42
Current portion of long-term
borrowings(b)(c)(d)(f)		82,650	2.72	65,612	3.24
GE Interest Plus notes(e)		8,474	1.32	9,058	1.59
Other(d)		1,049		2,083
Total GECS short-term borrowings		136,333		118,797

Eliminations		(906)		(1,294)
Total short-term borrowings		$137,611		$117,959

Long-term Borrowings		2011		2010
			Average		Average
December 31 (In millions)	Maturities	Amount	rate(a)	Amount	rate (a)

GE
Senior notes	2013-2017	$8,976	5.21%	$8,971	5.21%
Payable to banks, principally U.S.	2013-2023	18	2.89	25	3.10
Other		411		660
Total GE long-term borrowings		9,405		9,656
GECS
Senior unsecured notes(b)(c)	2013-2055	210,154	3.49	262,789	3.29
Subordinated notes(f)	2014-2037	4,862	3.42	2,575	5.48
Subordinated debentures(g)	2066-2067	7,215	6.66	7,298	6.63
Other(d)(h)		12,160		11,745
Total GECS long-term borrowings		234,391		284,407

Eliminations		(337)		(740)
Total long-term borrowings		$243,459		$293,323

Non-recourse borrowings of
consolidated securitization
entities(i)	2012-2022	$29,258	1.40%	$30,018	1.20%

Bank deposits(j)		$43,115		$37,298

Total borrowings and bank
deposits		$453,443		$478,598

(133)

(a)	Based on year-end balances and year-end local currency effective interest rates, including the effects from hedging.

(b)
GECC had issued and outstanding $35,040 million and $53,495 million of senior, unsecured debt that was guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program at December 31, 2011 and 2010, respectively. Of the above amounts, $35,040 million and $18,455 million are included in current portion of long-term borrowings at December 31, 2011 and 2010, respectively.

(c)
Included in total long-term borrowings were $1,845 million and $2,395 million of obligations to holders of GICs at December 31, 2011 and 2010, respectively. If the long-term credit rating of GECC were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GECC could be required to provide up to $1,718 million as of December 31, 2011, to repay holders of GICs.

(d)
Included $8,538 million and $11,135 million of funding secured by real estate, aircraft and other collateral at December 31, 2011 and 2010, respectively, of which $2,983 million and $4,671 million is non-recourse to GECS at December 31, 2011 and 2010, respectively.

(e)	Entirely variable denomination floating-rate demand notes.

(f)	Included $417 million of subordinated notes guaranteed by GE at both December 31, 2011 and 2010, of which $117 million is included in current portion of long-term borrowings at December 31, 2011.

(g)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.

(h)
Included $1,955 million and $1,984 million of covered bonds at December 31, 2011 and 2010, respectively. If the short-term credit rating of GECC were reduced below A-1/P-1, GECC would be required to partially cash collateralize these bonds in an amount up to $727 million at December 31, 2011.

(i)
Included at December 31, 2011 and 2010 were $10,714 million and $10,499 million of current portion of non-recourse borrowings of CSEs, respectively, and $18,544 million and $19,519 million of long-term non-recourse borrowings of CSEs, respectively.  See Note 18.

(j)
Included $16,281 million and $18,781 million of deposits in non-U.S. banks at December 31, 2011 and 2010, respectively, and $17,201 million and $11,606 million of certificates of deposits with maturities greater than one year at December 31, 2011 and 2010, respectively.

Additional information about borrowings and associated swaps can be found in Note 22.

Liquidity is affected by debt maturities and our ability to repay or refinance such debt. Long-term debt maturities over the next five years follow.

(In millions)	2012		2013	2014	2015	2016

GE	$41		$5,166	$35	$35	$28
GECS	82,650	(a)	38,334	36,542	23,450	21,199

(a)	Fixed and floating rate notes of $444 million contain put options with exercise dates in 2012, and which have final maturity beyond 2016.

Committed credit lines totaling $52.4 billion had been extended to us by 58 banks at year-end 2011. Availability of these lines is shared between GE and GECS with $12.4 billion and $52.4 billion available to GE and GECS, respectively. The GECS lines include $35.1 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $16.7 billion are 364-day lines that contain a term-out feature that allows GE or GECS to extend the borrowings for one year from the date of expiration of the lending agreement.

(134)

NOTE 11. GECS INVESTMENT CONTRACTS, INSURANCE LIABILITIES AND INSURANCE ANNUITY BENEFITS

GECS investment contracts, insurance liabilities and insurance annuity benefits comprise mainly obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts.

December 31 (In millions)	2011	2010

Investment contracts	$3,493	$3,726
Guaranteed investment contracts	4,226	5,502
Total investment contracts	7,719	9,228
Life insurance benefits(a)	19,257	17,640
Unpaid claims and claims adjustment expenses	2,597	2,437
Unearned premiums	370	426
Universal life benefits	255	262
Total	$30,198	$29,993

(a)	Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 3.0% to 8.5% in both 2011 and 2010.

When insurance affiliates cede insurance to third parties, such as reinsurers, they are not relieved of their primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; we establish allowances for probable losses on such receivables from reinsurers as required. Reinsurance recoverables are included in the caption “Other GECS receivables" on our Statement of Financial Position, and amounted to $1,411 million and $1,284 million at December 31, 2011 and 2010, respectively.

We recognize reinsurance recoveries as a reduction of the Statement of Earnings caption “Investment contracts, insurance losses and insurance annuity benefits.” Reinsurance recoveries were $224 million, $174 million and $219 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Principal Pension Plans are the GE Pension Plan and the GE Supplementary Pension Plan.

The GE Pension Plan provides benefits to certain U.S. employees based on the greater of a formula recognizing career earnings or a formula recognizing length of service and final average earnings. Certain benefit provisions are subject to collective bargaining. Salaried employees who commence service on or after January 1, 2011 and any employee who commences service on or after January 1, 2012 will not be eligible to participate in the GE Pension Plan, but will participate in a defined contribution retirement program.

The GE Supplementary Pension Plan is an unfunded plan providing supplementary retirement benefits primarily to higher-level, longer-service U.S. employees.

(135)

Other Pension Plans in 2011 included 36 U.S. and non-U.S. pension plans with pension assets or obligations greater than $50 million. These defined benefit plans provide benefits to employees based on formulas recognizing length of service and earnings.

Pension Plan Participants
		Principal	Other
		pension	pension
December 31, 2011	Total	plans	plans

Active employees	139,000	105,000	34,000
Vested former employees	237,000	195,000	42,000
Retirees and beneficiaries	254,000	225,000	29,000
Total	630,000	525,000	105,000

Cost of Pension Plans
	Total			Principal pension plans				Other pension plans
(In millions)	2011	2010	2009	2011	2010	2009		2011	2010	2009

Service cost for benefits earned	$1,498	$1,426	$1,906	$1,195	$1,149	$1,609		$303	$277	$297
Prior service cost amortization	207	252	437	194	238	426	(a)	13	14	11
Expected return on plan assets	(4,543)	(4,857)	(4,943)	(3,940)	(4,344)	(4,505)		(603)	(513)	(438)
Interest cost on benefit obligations	3,176	3,179	3,129	2,662	2,693	2,669		514	486	460
Net actuarial loss amortization	2,486	1,546	482	2,335	1,336	348		151	210	134
Pension plans cost	$2,824	$1,546	$1,011	$2,446	$1,072	$547		$378	$474	$464

(a)	In 2009, included a $103 million loss as a result of our agreement with Comcast Corporation to transfer the NBCU business to a newly formed entity in which we own a 49% interest.

Actuarial assumptions are described below. The actuarial assumptions at December 31 are used to measure the year-end benefit obligations and the pension costs for the subsequent year.

	Principal pension plans				Other pension plans (weighted average)
December 31	2011	2010	2009	2008	2011	2010	2009	2008

Discount rate	4.21%	5.28%	5.78%	6.11%	4.42%	5.11%	5.31%	6.03%
Compensation increases	3.75	4.25	4.20	4.20	4.31	4.44	4.56	4.47
Expected return on assets	8.00	8.00	8.50	8.50	7.09	7.25	7.29	7.41

To determine the expected long-term rate of return on pension plan assets, we consider current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future return expectations for our principal benefit plans' assets, we formulate views on the future economic environment, both in the U.S. and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields and spreads, using both internal and external sources. We also take into account expected volatility by asset class and diversification across classes to determine expected overall portfolio results given current and expected allocations. Based on our analysis of future expectations of asset performance, past return results, and our current and expected asset allocations, we have assumed an 8.0% long-term expected return on those assets for cost recognition in 2012. For the principal pension plans, we apply our expected rate of return to a market-related value of assets, which stabilizes variability in the amounts to which we apply that expected return.

We amortize experience gains and losses as well as the effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees.

(136)

Funding policy for the GE Pension Plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as we may determine to be appropriate. We will contribute approximately $1,040 million to the GE Pension Plan in 2012. In addition, we expect to pay approximately $210 million for benefit payments under our GE Supplementary Pension Plan and administrative expenses of our principal pension plans and expect to contribute approximately $710 million to other pension plans in 2012. In 2011, comparative amounts were $201 million and $713 million, respectively.

Benefit obligations are described in the following tables. Accumulated and projected benefit obligations (ABO and PBO) represent the obligations of a pension plan for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current compensation levels. PBO is ABO increased to reflect expected future compensation.

Projected Benefit Obligation
	Principal pension plans				Other pension plans
(In millions)	2011		2010		2011		2010

Balance at January 1	$51,999		$48,117		$9,907		$9,597
Service cost for benefits earned	1,195		1,149		303		277
Interest cost on benefit obligations	2,662		2,693		514		486
Participant contributions	167		166		37		33
Plan amendments	804		–		(58)		23
Actuarial loss (gain)	6,803	(a)	2,799	(a)	1,344	(a)	(12)
Benefits paid	(3,120)		(2,925)		(424)		(421)
Acquisitions (dispositions) / other - net	–		–		122		50
Exchange rate adjustments	–		–		(108)		(126)
Balance at December 31(b)	$60,510		$51,999		$11,637		$9,907

(a)	Principally associated with discount rate changes.

(b)	The PBO for the GE Supplementary Pension Plan, which is an unfunded plan, was $5,203 million and $4,430 million at year-end 2011 and 2010, respectively.

Accumulated Benefit Obligation
December 31 (In millions)	2011	2010

GE Pension Plan	$53,040	$46,046
GE Supplementary Pension Plan	3,643	3,296
Other pension plans	10,722	9,134

Plans With Assets Less Than ABO
December 31 (In millions)	2011	2010

Funded plans with assets less than ABO
Plan assets	$49,284	$51,286
Accumulated benefit obligations	61,852	53,350
Projected benefit obligations	64,879	55,502
Unfunded plans(a)
Accumulated benefit obligations	$4,563	$4,086
Projected benefit obligations	6,161	5,247

(a)	Primarily related to the GE Supplementary Pension Plan.

Plan Assets

The fair value of the classes of the pension plans' investments is presented below. The inputs and valuation techniques used to measure the fair value of the assets are consistently applied and described in Note 1.

(137)

Fair Value of Plan Assets
	Principal pension plans		Other pension plans
(In millions)	2011	2010	2011	2010

Balance at January 1	$44,801	$42,097	$7,803	$6,919
Actual gain on plan assets	88	5,280	227	749
Employer contributions	201	183	713	573
Participant contributions	167	166	37	33
Benefits paid	(3,120)	(2,925)	(424)	(421)
Acquisitions (dispositions) / other - net	–	–	101	41
Exchange rate adjustments	–	–	(76)	(91)
Balance at December 31	$42,137	$44,801	$8,381	$7,803

Asset Allocation
					Other pension plans
	Principal pension plans				(weighted average)
	2011		2011		2011	2011
	Target		Actual		Target	Actual
	allocation		allocation		allocation	allocation

Equity securities	34-74	%(a)	45	%(b)	47%	56%
Debt securities (including cash equivalents)	10-40		27		33	33
Private equities	5-15		16		2	2
Real estate	4-14		8		6	4
Other	1-14		4		12	5

(a)	Target allocations were 17-37% for both U.S. equity securities and non-U.S. equity securities.

(b)	Actual allocations were 26% for U.S. equity securities and 19% for non-U.S. equity securities.

Plan fiduciaries of the GE Pension Plan set investment policies and strategies for the GE Pension Trust and oversee its investment allocation, which includes selecting investment managers, commissioning periodic asset-liability studies and setting long-term strategic targets. Long-term strategic investment objectives take into consideration a number of factors, including the funded status of the plan, a balance between risk and return and the plan’s liquidity needs. Target allocation percentages are established at an asset class level by plan fiduciaries. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.

Plan fiduciaries monitor the GE Pension Plan’s liquidity position in order to meet the near term benefit payment and other cash needs. The GE Pension Plan holds short-term debt securities to meet its liquidity needs.

GE Pension Trust assets are invested subject to the following additional guidelines:

(138)

  Short-term securities must generally be rated A1/P1 or better, except for 15% of such securities that may be rated A2/P2 and other short-term securities as may be approved by the plan fiduciaries.
  Real estate investments may not exceed 25% of total assets.
  Investments in restricted securities (excluding real estate investments) that are not freely tradable may not exceed 30% of total assets (actual was 21% of trust assets at December 31, 2011).
According to statute, the aggregate holdings of all qualifying employer securities (e.g., GE common stock) and qualifying employer real property may not exceed 10% of the fair value of trust assets at the time of purchase. GE securities represented 3.8% and 3.6% of trust assets at year-end 2011 and 2010, respectively.

The GE Pension Plan has a broadly diversified portfolio of investments in equities, fixed income, private equities, real estate and hedge funds; these investments are both U.S. and non-U.S. in nature. As of December 31, 2011, no one sector concentration of assets exceeded 15% of total GE Pension Plan assets.

(139)

The following tables present GE Pension Plan investments measured at fair value.
(In millions)	Level 1	Level 2	Level 3	Total

December 31, 2011

Equity securities
U.S. equity securities	$10,645	$191	$–	$10,836
Non-U.S. equity securities	7,360	644	–	8,004
Debt securities
Fixed income and cash investment funds	–	2,057	62	2,119
U.S. corporate (a)	–	2,126	3	2,129
Residential mortgage-backed	–	1,276	5	1,281
U.S. government and federal agency	–	3,872	–	3,872
Other debt securities(b)	–	1,566	146	1,712
Private equities(c)	–	–	6,786	6,786
Real estate(c)	–	–	3,274	3,274
Other investments(d)	–	–	1,709	1,709
Total investments	$18,005	$11,732	$11,985	41,722
Cash and other				415
Total assets				$42,137

December 31, 2010

Equity securities
U.S. equity securities	$11,388	$195	$–	$11,583
Non-U.S. equity securities	9,662	801	–	10,463
Debt securities
Fixed income and cash investment funds	–	2,712	65	2,777
U.S. corporate (a)	–	2,377	5	2,382
Residential mortgage-backed	–	1,225	21	1,246
U.S. government and federal agency	–	3,192	–	3,192
Other debt securities(b)	–	1,578	283	1,861
Private equities(c)	–	–	6,014	6,014
Real estate(c)	–	–	3,373	3,373
Other investments(d)	–	53	1,687	1,740
Total investments	$21,050	$12,133	$11,448	44,631
Cash and other				170
Total assets				$44,801

(a)	Primarily represented investment grade bonds of U.S. issuers from diverse industries.

(b)	Primarily represented investments in non-U.S. corporate bonds and commercial mortgage-backed securities.

(c)	Included direct investments and investment funds.

(d)	Substantially all represented hedge fund investments.

(140)

The following tables present the changes in Level 3 investments for the GE Pension Plan.

Changes in Level 3 Investments for the Year Ended December 31, 2011

				Purchases,	Transfers
				issuances	in and/or
	January 1,	Net realized	Net unrealized	and	out of		December 31,
(In millions)	2011	gains (losses)	gains (losses)	settlements	Level 3	(a)	2011

Debt securities
Fixed income and cash
investment funds	$65	$(1)	$(4)	$2	$–		$62
U.S. corporate	5	–	–	(5)	3		3
Residential mortgage-backed	21	(1)	(1)	(4)	(10)		5
Other debt securities	283	4	6	(145)	(2)		146
Private equities	6,014	311	701	(240)	–		6,786
Real estate	3,373	(70)	320	(217)	(132)		3,274
Other investments	1,687	(41)	(87)	150	–		1,709
	$11,448	$202	$935	$(459)	$(141)		$11,985

(a)	Transfers in and out of Level 3 are considered to occur at the beginning of the period.

Changes in Level 3 Investments for the Year Ended December 31, 2010

				Purchases,	Transfers
				issuances	in and/or
	January 1,	Net realized	Net unrealized	and	out of		December 31,
(In millions)	2010	gains (losses)	gains (losses)	settlements	Level 3	(a)	2010

Debt securities
Fixed income and cash
investment funds	$46	$1	$15	$3	$–		$65
U.S. corporate	6	6	1	(9)	1		5
Residential mortgage-backed	220	5	1	(211)	6		21
Other debt securities	231	2	15	41	(6)		283
Private equities	5,339	54	694	(73)	–		6,014
Real estate	2,775	130	251	217	–		3,373
Other investments	1,537	(24)	156	65	(47)		1,687
	$10,154	$174	$1,133	$33	$(46)		$11,448

(a)	Transfers in and out of Level 3 are considered to occur at the beginning of the period.

Other pension plans’ assets were $8,381 million and $7,803 million at December 31, 2011 and 2010, respectively. Equity and debt securities amounting to $7,284 million and $6,938 million represented approximately 89% and 90% of total investments at December 31, 2011 and 2010, respectively. The plans’ investments were classified as 13% Level 1, 76% Level 2 and 11% Level 3 at December 31, 2011. The plans’ investments were classified as 15% Level 1, 75% Level 2 and 10% Level 3 at December 31, 2010. The changes in Level 3 investments were insignificant for the years ended December 31, 2011 and 2010.

(141)

Pension Asset (Liability)
	Principal pension plans		Other pension plans
December 31 (In millions)	2011	2010	2011	2010

Funded status(a)(b)	$(18,373)	$(7,198)	$(3,256)	$(2,104)
Pension asset (liability) recorded in the
Statement of Financial Position
Pension asset	$–	$–	$158	$202
Pension liabilities
Due within one year(c)	(148)	(141)	(52)	(52)
Due after one year	(18,225)	(7,057)	(3,362)	(2,254)
Net amount recognized	$(18,373)	$(7,198)	$(3,256)	$(2,104)
Amounts recorded in shareowners’
equity (unamortized)
Prior service cost	$1,685	$1,075	$4	$72
Net actuarial loss	26,923	18,603	3,294	1,772
Total	$28,608	$19,678	$3,298	$1,844

(a)	Fair value of assets less PBO, as shown in the preceding tables.

(b)	The GE Pension Plan was underfunded by $13.2 billion and $2.8 billion at December 31, 2011 and 2010, respectively.

(c)	For principal pension plans, represents the GE Supplementary Pension Plan liability.

In 2012, we estimate that we will amortize $280 million of prior service cost and $3,435 million of net actuarial loss for the principal pension plans from shareowners’ equity into pension cost. For other pension plans, the estimated prior service cost and net actuarial loss to be amortized in 2012 will be $5 million and $275 million, respectively. Comparable amortized amounts in 2011, respectively, were $194 million and $2,335 million for the principal pension plans and $13 million and $151 million for other pension plans.

Estimated Future Benefit Payments
						2017	-
(In millions)	2012	2013	2014	2015	2016	2021

Principal pension	$3,000	$3,025	$3,090	$3,160	$3,205	$17,225
plans
Other pension
plans	$415	$425	$435	$445	$455	$2,465

Retiree Health and Life Benefits

We sponsor a number of retiree health and life insurance benefit plans (retiree benefit plans). Principal retiree benefit plans are discussed below; other such plans are not significant individually or in the aggregate. We use a December 31 measurement date for our plans.

Principal Retiree Benefit Plans provide health and life insurance benefits to certain eligible participants and these participants share in the cost of healthcare benefits. These plans cover approximately 210,000 retirees and dependents.

(142)

Cost of Principal Retiree Benefit Plans
(In millions)	2011	2010	2009

Service cost for benefits earned	$216	$241	$442
Prior service cost amortization(a)	647	631	836
Expected return on plan assets	(97)	(116)	(129)
Interest cost on benefit obligations	604	699	709
Net actuarial gain amortization(a)	(110)	(22)	(225)
Retiree benefit plans cost(a)	$1,260	$1,433	$1,633

(a)
In 2009, we recognized a $45 million loss as a result of our agreement with Comcast Corporation to transfer the NBCU business to a newly formed entity in which we own a 49% interest. Prior service cost amortization increased by $164 million and net actuarial gain amortization increased by $119 million as a result of this agreement.

Actuarial assumptions are described below. The actuarial assumptions at December 31 are used to measure the year-end benefit obligations and the retiree benefit plan costs for the subsequent year.

December 31	2011	2010	2009	2008

Discount rate	4.09%	5.15%	5.67%	6.15%
Compensation increases	3.75	4.25	4.20	4.20
Expected return on assets	7.00	8.00	8.50	8.50
Initial healthcare trend rate(a)	7.00	7.00	7.40	7.00

(a)	For 2011, ultimately declining to 5% for 2030 and thereafter.

To determine the expected long-term rate of return on retiree life plan assets, we consider current and expected asset allocations, historical and expected returns on various categories of plan assets, as well as expected benefit payments and resulting asset levels. In developing future return expectations for retiree benefit plan assets, we formulate views on the future economic environment, both in the U.S. and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields and spreads, using both internal and external sources. We also take into account expected volatility by asset class and diversification across classes to determine expected overall portfolio results given current and expected allocations. Based on our analysis of future expectations of asset performance, past return results, anticipated changes in our asset allocations and shorter time horizon for retiree life plan assets, we have assumed a 7.0% long-term expected return on those assets for cost recognition in 2012. This is a reduction from the 8.0% we had assumed in 2011 and the 8.5% we had assumed in both 2010 and 2009. We apply our expected rate of return to a market-related value of assets, which stabilizes variability in the amounts to which we apply that expected return.

We amortize experience gains and losses as well as the effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees.

Funding Policy. We fund retiree health benefits on a pay-as-you-go basis. We expect to contribute approximately $615 million in 2012 to fund such benefits. We fund retiree life insurance benefits at our discretion.

(143)

Changes in the accumulated postretirement benefit obligation for retiree benefit plans follow.

Accumulated Postretirement Benefit Obligation (APBO)
(In millions)	2011		2010

Balance at January 1	$12,010		$12,775
Service cost for benefits earned	216		241
Interest cost on benefit obligations	604		699
Participant contributions	55		55
Plan amendments	25		–
Actuarial loss (gain)	911	(a)	(942)	(b)
Benefits paid	(765)		(818)
Balance at December 31(c)	$13,056		$12,010

(a)	Primarily associated with discount rate change

(b)	For 2010, included the effects of healthcare reform provisions on our Medicare-approved prescription drug plan.

(c)	The APBO for the retiree health plans was $10,286 million and $9,566 million at year-end 2011 and 2010, respectively.

A one percentage point change in the assumed healthcare cost trend rate would have the following effects.

	1%	1%
(In millions)	increase	decrease

APBO at December 31, 2011	$1,135	$(958)
Service and interest cost in 2011	82	(68)

Plan Assets

The fair value of the classes of retiree benefit plans' investments is presented below. The inputs and valuation techniques used to measure the fair value of assets are consistently applied and described in Note 1.

Fair Value of Plan Assets
(In millions)	2011	2010

Balance at January 1	$1,125	$1,138
Actual gain on plan assets	15	139
Employer contributions	574	611
Participant contributions	55	55
Benefits paid	(765)	(818)
Balance at December 31	$1,004	$1,125

Asset Allocation
December 31	2011		2011
	Target		Actual
	allocation		allocation

Equity securities	37-77	%(a)	35	%(b)
Debt securities (including cash equivalents)	11-41		39
Private equities	3-13		16
Real estate	2-12		7
Other	0-10		3

(a)	Target allocations were 19-39% for U.S. equity securities and 18-38% for non-U.S. equity securities.

(b)	Actual allocations were 20% for U.S. equity securities and 15% for non-U.S. equity securities.

(144)

Plan fiduciaries set investment policies and strategies for the trust and oversee its investment allocation, which includes selecting investment managers and setting long-term strategic targets. The primary strategic investment objectives are balancing investment risk and return and monitoring the plan’s liquidity position in order to meet the near term benefit payment and other cash needs. Target allocation percentages are established at an asset class level by plan fiduciaries. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.

Trust assets invested in short-term securities must generally be invested in securities rated A1/P1 or better, except for 15% of such securities that may be rated A2/P2 and other short-term securities as may be approved by the plan fiduciaries. According to statute, the aggregate holdings of all qualifying employer securities (e.g., GE common stock) and qualifying employer real property may not exceed 10% of the fair value of trust assets at the time of purchase. GE securities represented 4.7% and 4.5% of trust assets at year-end 2011 and 2010, respectively.

Retiree life plan assets were $1,004 million and $1,125 million at December 31, 2011 and 2010, respectively. Equity and debt securities amounting to $760 million and $942 million represented approximately 74% and 78% of total investments at December 31, 2011 and 2010, respectively. The plans’ investments were classified as 32% Level 1, 42% Level 2 and 26% Level 3 at December 31, 2011. The plans’ investments were classified as 39% Level 1, 39% Level 2 and 22% Level 3 at December 31, 2010. The changes in Level 3 investments were insignificant for the years ended December 31, 2011 and 2010.

Retiree Benefit Asset (Liability)
December 31 (In millions)	2011	2010

Funded status(a)	$(12,052)	$(10,885)
Liability recorded in the Statement of Financial Position
Retiree health plans
Due within one year	$(602)	$(644)
Due after one year	(9,684)	(8,922)
Retiree life plans	(1,766)	(1,319)
Net liability recognized	$(12,052)	$(10,885)
Amounts recorded in shareowners' equity (unamortized)
Prior service cost	$2,901	$3,523
Net actuarial loss (gain)	401	(671)
Total	$3,302	$2,852

(a)	Fair value of assets less APBO, as shown in the preceding tables.

In 2012, we estimate that we will amortize $575 million of prior service cost from shareowners’ equity into retiree benefit plans cost. Estimated 2012 retiree health plan gain amortization offsets the expected amortization of retiree life plans losses.  As such, the amount of actuarial loss (gain) to be recycled from shareowners' equity into retiree benefit plans cost is expected to be insignificant.  Comparable amortized amounts in 2011 were $647 million of prior service cost and $110 million of net actuarial gains.

Estimated Future Benefit Payments(a)
						2017	–
(In millions)	2012	2013	2014	2015	2016	2021

	$800	$815	$830	$840	$840	$4,180

(a)           Net of expected Medicare Part D subsidy of about $5 million annually.

(145)

Postretirement Benefit Plans

2011 Cost of Postretirement Benefit Plans and Changes in Other Comprehensive Income

	Total	Principal	Other	Retiree
	postretirement	pension	pension	benefit
(In millions)	benefit plans	plans	plans	plans

Cost of postretirement benefit plans	$4,084	$2,446	$378	$1,260
Changes in other comprehensive income
Net actuarial loss (gain) – current year	13,293	10,655	1,676	962
Prior service cost (credit) – current year	771	804	(58)	25
Prior service cost amortization	(854)	(194)	(13)	(647)
Net actuarial gain (loss) amortization	(2,376)	(2,335)	(151)	110
Total changes in other comprehensive income	10,834	8,930	1,454	450
Cost of postretirement benefit plans and
changes in other comprehensive income	$14,918	$11,376	$1,832	$1,710

NOTE 13. ALL OTHER LIABILITIES

This caption includes liabilities for various items including non-current compensation and benefits, deferred income, interest on tax liabilities, unrecognized tax benefits, environmental remediation, asset retirement obligations, derivative instruments, product warranties and a variety of sundry items.

Accruals for non-current compensation and benefits amounted to $39,430 million and $25,356 million at December 31, 2011 and 2010, respectively. These amounts include postretirement benefits, pension accruals, and other compensation and benefit accruals such as deferred incentive compensation. See Note 12.

We are involved in numerous remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs exclude possible insurance recoveries and, when dates and amounts of such costs are not known, are not discounted. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low end of such range. It is reasonably possible that our environmental remediation exposure will exceed amounts accrued.  However, due to uncertainties about the status of laws, regulations, technology and information related to individual sites, such amounts are not reasonably estimable. Total reserves related to environmental remediation, including asbestos claims, were $3,361 million at December 31, 2011.

In 2006, we entered into a consent decree with the Environmental Protection Agency (EPA) to dredge PCB-containing sediment from the upper Hudson River. The consent decree provided that the dredging would be performed in two phases. Phase 1 was completed in May through November of 2009. Between Phase 1 and Phase 2 there was an intervening peer review by an independent panel of national experts. The panel evaluated the performance of Phase 1 dredging operations with respect to Phase 1 Engineering Performance Standards and recommended proposed changes to the standards. On December 17, 2010, EPA issued its decision setting forth the final performance standards for Phase 2 of the Hudson River dredging project, incorporating aspects of the recommendations from the independent peer review panel and from GE. In December 2010, we agreed to perform Phase 2 of the project in accordance with the final performance standards set by EPA and increased our reserve by $845 million in the fourth quarter of 2010 to account for the probable and estimable costs of completing Phase 2. In 2011, we completed the first year of Phase 2 dredging and commenced work on planned upgrades to the Hudson River wastewater processing facility.  Based on the results from 2011 dredging and our best professional engineering judgment, we believe that our current reserve continues to reflect our probable and estimable costs for the remainder of Phase 2 of the dredging project.

(146)

NOTE 14. INCOME TAXES

Provision for Income Taxes
(In millions)	2011	2010	2009

GE
Current tax expense	$5,166	$2,401	$3,199
Deferred tax expense (benefit) from temporary differences	(327)	(377)	(460)
	4,839	2,024	2,739
GECS
Current tax expense (benefit)	769	(2,298)	(1,563)
Deferred tax expense (benefit) from temporary differences	124	1,307	(2,318)
	893	(991)	(3,881)
Consolidated
Current tax expense	5,935	103	1,636
Deferred tax expense (benefit) from temporary differences	(203)	930	(2,778)
Total	$5,732	$1,033	$(1,142)

GE and GECS file a consolidated U.S. federal income tax return. This enables GE to use GECS tax deductions and credits to reduce the tax that otherwise would have been payable by GE. The GECS effective tax rate for each period reflects the benefit of these tax reductions in the consolidated return. GE makes cash payments to GECS for these tax reductions at the time GE’s tax payments are due. The effect of GECS on the amount of the consolidated tax liability from the formation of the NBCU joint venture will be settled in cash when GECS tax deductions and credits otherwise would have reduced the liability of the group absent the tax on formation.

Consolidated U.S. earnings (loss) from continuing operations before income taxes were $10,244 million in 2011, $5,444 million in 2010 and $286 million in 2009. The corresponding amounts for non-U.S.-based operations were $9,854 million in 2011, $8,641 million in 2010 and $9,578 million in 2009.

Consolidated current tax expense includes amounts applicable to U.S. federal income taxes of an expense of $1,032 million in 2011, and a benefit of $3,027 million and $649 million in 2010 and 2009, respectively, including the benefit from GECS deductions and credits applied against GE’s current U.S. tax expense. Consolidated current tax expense amounts applicable to non-U.S. jurisdictions were $4,657 million, $3,132 million and $2,192 million in 2011, 2010 and 2009, respectively. Consolidated deferred taxes related to U.S. federal income taxes were an expense of $1,529 million and $1,993 million in 2011 and 2010, respectively, and a benefit of $2,489 million in 2009, and amounts applicable to non-U.S. jurisdictions of a benefit of $2,076 million, $1,178 million and $261 million in 2011, 2010 and 2009, respectively.

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

(147)

Our businesses are subject to regulation under a wide variety of U.S. federal, state and foreign tax laws, regulations and policies. Changes to these laws or regulations may affect our tax liability, return on investments and business operations. For example, GE’s effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with foreign banks and other foreign financial institutions in global markets. This provision, which expired at the end of 2011, had been scheduled to expire and had been extended by Congress on six previous occasions, including in December of 2010, but there can be no assurance that it will be extended, including retroactively. In the event the provision is not extended after 2011, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. If this provision is not extended, we expect our effective tax rate to increase significantly after 2012.

We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at December 31, 2011 and December 31, 2010, were approximately $102 billion and $94 billion, respectively. Most of these earnings have been reinvested in active non-U.S. business operations and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings.

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

Annually, we file over 6,500 income tax returns in over 250 global taxing jurisdictions. We are under examination or engaged in tax litigation in many of these jurisdictions. During 2011, the Internal Revenue Service (IRS) completed the audit of our consolidated U.S. income tax returns for 2006-2007, except for certain issues that remain under examination. During 2010, the IRS completed the audit of our consolidated U.S. income tax returns for 2003-2005. At December 31, 2011, the IRS was auditing our consolidated U.S. income tax returns for 2008-2009. In addition, certain other U.S. tax deficiency issues and refund claims for previous years were unresolved. The IRS has disallowed the tax loss on our 2003 disposition of ERC Life Reinsurance Corporation. We expect to contest the disallowance of this loss. In January 2012, the U.S. Court of Appeals for the Second Circuit reversed the district court decision which allowed GE’s $62 million refund claim with the IRS regarding the taxation of the Castle Harbour aircraft leasing partnership from 1993-1998.  Because a liability had been provided for this matter, this decision has no effect on our results of operations for 2011 or 2012. It is reasonably possible that the unresolved items could be resolved during the next 12 months, which could result in a decrease in our balance of “unrecognized tax benefits” – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties. Resolution of audit matters, including the IRS audit of our consolidated U.S. income tax returns for 2006-2007, reduced our 2011 consolidated income tax rate by 2.4 percentage points.  Resolution of audit matters, including the IRS audit of our consolidated U.S. income tax returns for 2003-2005, reduced our 2010 consolidated effective tax rate by 5.9 percentage points.

The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

(148)

December 31 (In millions)	2011	2010

Unrecognized tax benefits	$5,230	$6,139
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	3,938	4,114
Accrued interest on unrecognized tax benefits	1,033	1,200
Accrued penalties on unrecognized tax benefits	121	109
Reasonably possible reduction to the balance of unrecognized tax benefits
in succeeding 12 months	0-900	0-1,600
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-500	0-650

(a)	Some portion of such reduction might be reported as discontinued operations.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2011	2010

Balance at January 1	$6,139	$7,251
Additions for tax positions of the current year	305	316
Additions for tax positions of prior years	817	596
Reductions for tax positions of prior years	(1,828)	(1,788)
Settlements with tax authorities	(127)	(152)
Expiration of the statute of limitations	(76)	(84)
Balance at December 31	$5,230	$6,139

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as provision for income taxes. For the years ended December 31, 2011, 2010 and 2009, $197 million and $75 million of interest income and $172 million of interest expense, respectively, and $10 million, $5 million and $14 million of tax expenses related to penalties, respectively, were recognized in the Statement of Earnings.

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate is provided below.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
	Consolidated			GE			GECS
	2011	2010	2009	2011	2010	2009	2011	2010	2009

U.S. federal statutory income
tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (reduction) in rate
resulting from
inclusion of after-tax
earnings of GECS in
before-tax earnings of GE	–	–	–	(11.8)	(7.0)	(3.0)	–	–	–
Tax on global activities
including exports(a)	(10.4)	(19.7)	(39.7)	(5.2)	(10.8)	(11.0)	(14.7)	(56.1)	89.4
NBCU gain	9.4	–	–	9.9	–	–	–	–	–
U.S. business credits(b)	(3.2)	(4.4)	(4.6)	(1.5)	(2.2)	(1.0)	(4.8)	(14.2)	11.8
All other – net	(2.3)	(3.6)	(2.3)	(1.0)	(1.6)	(0.1)	(3.5)	(13.1)	8.1
	(6.5)	(27.7)	(46.6)	(9.6)	(21.6)	(15.1)	(23.0)	(83.4)	109.3
Actual income tax rate	28.5%	7.3%	(11.6)%	25.4%	13.4%	19.9%	12.0%	(48.4)%	144.3%

(a)	2009 included (7.1)% and 26.0% from indefinite reinvestment of prior-year earnings for consolidated and GECS, respectively.

(b)
U.S. general business credits, primarily the credit for manufacture of energy efficient appliances, the credit for energy produced from renewable sources, the non-conventional fuel tax credit, the low-income housing credit and the credit for research performed in the U.S.

(149)

Deferred Income Taxes

Aggregate deferred income tax amounts are summarized below.

December 31 (In millions)	2011	2010

Assets
GE	$(19,769)	$(14,843)
GECS	(10,919)	(12,867)
	(30,688)	(27,710)
Liabilities
GE	12,586	10,606
GECS	17,971	19,857
	30,557	30,463
Net deferred income tax liability (asset)	$(131)	$2,753

Principal components of our net liability (asset) representing deferred income tax balances are as follows:

December 31 (In millions)	2011	2010

GE
Investment in NBCU LLC	$4,880	$–
Contract costs and estimated earnings	2,834	2,671
Intangible assets	1,701	2,772
Investment in global subsidiaries	780	1,934
Depreciation	574	951
Provision for expenses(a)	(6,745)	(5,991)
Principal pension plans	(6,431)	(2,519)
Retiree insurance plans	(4,218)	(3,814)
Non-U.S. loss carryforwards(b)	(1,039)	(1,115)
Other – net	481	874
	(7,183)	(4,237)
GECS
Financing leases	6,718	6,168
Operating leases	5,030	4,812
Intangible assets	1,689	1,567
Investment in global subsidiaries	85	1,321
Allowance for losses	(2,949)	(2,807)
Non-U.S. loss carryforwards(b)	(2,861)	(2,320)
Cash flow hedges	(104)	(612)
Net unrealized losses on securities	(64)	(276)
Other – net	(492)	(863)
	7,052	6,990
Net deferred income tax liability (asset)	$(131)	$2,753

(a)
Represented the tax effects of temporary differences related to expense accruals for a wide variety of items, such as employee compensation and benefits, other pension plan liabilities, interest on tax liabilities, product warranties and other sundry items that are not currently deductible.

(b)
Net of valuation allowances of $1,183 million and $902 million for GE and $613 million and $419 million for GECS, for 2011 and 2010, respectively. Of the net deferred tax asset as of December 31, 2011, of $3,900 million, $45 million relates to net operating loss carryforwards that expire in various years ending from December 31, 2012, through December 31, 2014; $173 million relates to net operating losses that expire in various years ending from December 31, 2015, through December 31, 2026 and $3,682 million relates to net operating loss carryforwards that may be carried forward indefinitely.

(150)

NOTE 15. SHAREOWNERS’ EQUITY

(In millions)	2011	2010	2009

Preferred stock issued(a)(b)	$–	$–	$–
Common stock issued(a)	$702	$702	$702
Accumulated other comprehensive income
Balance at January 1(c)	$(17,855)	$(15,530)	$(21,853)
Investment securities – net of deferred taxes of $341, $72
and $1,001(d)	575	(43)	2,678
Currency translation adjustments – net of deferred taxes
of $(717), $3,208 and $(560)	(162)	(3,937)	4,202
Cash flow hedges – net of deferred taxes of $238, $(515) and $933	(874)	(603)	986
Benefit plans – net of deferred taxes of $(5,022), $(260) and $(538)(e)	(9,140)	(490)	(2,802)
Reclassification adjustments
Investment securities – net of deferred taxes of $1, $32 and $494	31	59	(19)
Currency translation adjustments - net of deferred taxes
of $357, $22 and $(51)	381	63	(67)
Cash flow hedges – net of deferred taxes of $202, $706 and $428	978	1,057	612
Benefit plans – net of deferred taxes of $1,152, $832 and $533(f)	2,092	1,569	998
Balance at December 31	$(23,974)	$(17,855)	$(15,265)
Other capital
Balance at January 1	$36,890	$37,729	$40,390
Gains (losses) on treasury stock dispositions and other(a)	(703)	(839)	(2,661)
Preferred stock redemption	(2,494)	–	–
Balance at December 31	$33,693	$36,890	$37,729
Retained earnings
Balance at January 1(g)	$131,137	$124,655	$122,185
Net earnings attributable to the Company	14,151	11,644	11,025
Dividends(a)(h)	(7,498)	(5,212)	(6,785)
Other(a)(i)	(4)	50	(62)
Balance at December 31	$137,786	$131,137	$126,363
Common stock held in treasury
Balance at January 1	$(31,938)	$(32,238)	$(36,697)
Purchases(a)	(2,067)	(1,890)	(214)
Dispositions(a)	2,236	2,190	4,673
Balance at December 31	$(31,769)	$(31,938)	$(32,238)
Total equity
GE shareowners' equity balance at December 31	$116,438	$118,936	$117,291
Noncontrolling interests balance at December 31	1,696	5,262	7,845
Total equity balance at December 31	$118,134	$124,198	$125,136

(a)	Total dividends and other transactions with shareowners decreased equity by $10,530 million in 2011, $5,701 million in 2010 and $5,049 million in 2009.

(b)	GE has 50 million authorized shares of preferred stock ($1.00 par value). No such shares were issued as of December 31, 2011. 30,000 shares were issued at December 31, 2010 and December 31, 2009.

(c)	The 2010 opening balance was adjusted as of January 1, 2010, for the cumulative effect of changes in accounting principles of $265 million related to the adoption of ASU 2009-16 & 17.

(d)
Includes adjustments of $786 million and $1,171 million in 2011 and 2010, respectively, to deferred acquisition costs, present value of future profits, and investment contracts, insurance liabilities and insurance annuity benefits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized in accordance with ASC 320-10-S99-2.

(e)
For 2011, included $(495) million of prior service costs for plan amendments and $(8,645) million of gains (losses) arising during the year – net of deferred taxes of $(276) million and $(4,746) million, respectively. For 2010, included $(3) million of prior service costs for plan amendments, $(487) million of actuarial gains (losses) arising during the year – net of deferred taxes of $1 million and $(261) million, respectively. For 2009, included $(9) million of prior service costs for plan amendments and $(2,793) million of actuarial gains (losses) arising during the year – net of deferred taxes of $(10) million and $(528) million, respectively.

(f)
For 2011, included $514 million of amortization of prior costs and $1,578 million of amortization of actuarial gains and losses – net of deferred taxes of $341 million and $811 million, respectively.  For 2010, included $513 million of amortization of prior service costs and $1,056 million of amortization of actuarial gains and losses – net of deferred taxes of $346 million and $486 million, respectively.  For 2009, included $814 million of amortization of prior service costs and $184 million of amortization of actuarial gains and losses – net of deferred taxes of $434 million and $99 million, respectively.

(151)

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

(h)	Included $1,031 million ($806 million related to our preferred stock redemption), $300 million and $300 million of dividends on preferred stock in 2011, 2010 and 2009, respectively.

(i)	Included the effects of accretion of redeemable securities to their redemption value of $38 million and $(62) million in 2010 and 2009, respectively.

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

Shares of GE Common Stock

On July 23, 2010, we extended our $15 billion share repurchase program (which would have otherwise expired on December 31, 2010) through 2013 and we resumed purchases under the program in the third quarter of 2010. Under this program, on a book basis, we repurchased 111.3 million shares for a total of $1,968 million during 2011 and 111.2 million shares for a total of $1,814 million during 2010.

GE has 13.2 billion authorized shares of common stock ($0.06 par value).

Common shares issued and outstanding are summarized in the following table.

December 31 (In thousands)	2011	2010	2009

Issued	11,693,841	11,693,841	11,693,833
In treasury	(1,120,824)	(1,078,465)	(1,030,758)
Outstanding	10,573,017	10,615,376	10,663,075

(152)

Noncontrolling Interests

Noncontrolling interests in equity of consolidated affiliates includes common shares in consolidated affiliates and preferred stock issued by affiliates of GECC. Preferred shares that we are required to redeem at a specified or determinable date are classified as liabilities. The balance is summarized as follows:

December 31 (In millions)	2011	2010

Noncontrolling interests in consolidated affiliates
NBC Universal	$–	$3,040
Others(a)	1,696	1,947
Preferred stock(b)
GECC affiliates	–	275
Total	$1,696	$5,262

(a)	Consisted of a number of individually insignificant noncontrolling interests in partnerships and consolidated affiliates.

(b)	The preferred stock paid cumulative dividends at an average rate of 6.81% in 2010 and was retired in 2011.

Changes to noncontrolling interests are as follows.

	Years ended December 31
(In millions)	2011	2010	2009

Beginning balance	$5,262	$7,845	$8,947
Net earnings	292	535	200
Repurchase of NBCU shares(a)	(3,070)	(1,878)	–
Dispositions(b)	(609)	(979)	(707)
Dividends	(34)	(317)	(548)
AOCI and other(c)	(145)	56	(47)
Ending balance	$1,696	$5,262	$7,845

(a)
In January 2011 and prior to the transaction with Comcast, we acquired 12.3% of NBCU’s outstanding shares from Vivendi for $3,673 million and made an additional payment of $222 million related to previously purchased shares. Of these amounts, $3,070 million reflects a reduction in carrying value of noncontrolling interests. The remaining amount of $825 million represents the amount paid in excess of our carrying value, which was recorded as an increase in our basis in NBCU.

(b)
Includes noncontrolling interests related to the sale of GE SeaCo of $(311) million and the redemption of Heller Financial preferred stock of $(275) million in 2011, as well as the deconsolidation of Regency of $(979) million in 2010 and Penske Truck Leasing Co., L.P. (PTL) of $(331) million in 2009.

(c)	Changes to the individual components of AOCI attributable to noncontrolling interests were insignificant.

NOTE 16. OTHER STOCK-RELATED INFORMATION

We grant stock options, restricted stock units (RSUs) and performance share units (PSUs) to employees under the 2007 Long-Term Incentive Plan. This plan replaced the 1990 Long-Term Incentive Plan. In addition, we grant options and RSUs in limited circumstances to consultants, advisors and independent contractors under a plan approved by our Board of Directors in 1997 (the consultants’ plan). There are outstanding grants under one shareowner-approved option plan for non-employee directors. Share requirements for all plans may be met from either unissued or treasury shares. Stock options expire 10 years from the date they are granted and vest over service periods that range from one to five years. RSUs give the recipients the right to receive shares of our stock upon the vesting of their related restrictions. Restrictions on RSUs vest in various increments and at various dates, beginning after one year from date of grant through grantee retirement. Although the plan permits us to issue RSUs settleable in cash, we have only issued RSUs settleable in shares of our stock. PSUs give recipients the right to receive shares of our stock upon the achievement of certain performance targets.

(153)

All grants of GE options under all plans must be approved by the Management Development and Compensation Committee, which consists entirely of independent directors.

Stock Compensation Plans
	Securities
	to be	Weighted	Securities
	issued	average	available
	upon	exercise	for future
December 31, 2011 (Shares in thousands)	exercise	price	issuance

Approved by shareowners
Options	449,517	$18.86	(a)
RSUs	15,412	(b)	(a)
PSUs	700	(b)	(a)
Not approved by shareowners (Consultants’ Plan)
Options	344	26.94	(c)
RSUs	132	(b)	(c)
Total	466,105	$18.87	113,963

(a)
In 2007, the Board of Directors approved the 2007 Long-Term Incentive Plan (the Plan). The Plan replaced the 1990 Long-Term Incentive Plan. The maximum number of shares that may be granted under the Plan is 500 million shares, of which no more than 250 million may be available for awards granted in any form provided under the Plan other than options or stock appreciation rights. The approximate 105.9 million shares available for grant under the 1990 Plan were retired upon approval of the 2007 Plan. Total shares available for future issuance under the 2007 Plan amounted to 85.6 million shares at December 31, 2011.

(b)	Not applicable.

(c)	Total shares available for future issuance under the consultants’ plan amount to 28.3 million shares.

Outstanding options expire on various dates through December 9, 2021.

The following table summarizes information about stock options outstanding at December 31, 2011.

Stock Options Outstanding
(Shares in thousands)	Outstanding			Exercisable
			Average		Average
		Average	exercise		exercise
Exercise price range	Shares	life(a)	price	Shares	price

Under $10.00	59,344	6.8	$9.57	28,440	$9.57
10.01-15.00	78,001	7.1	11.98	37,521	11.97
15.01-20.00	202,808	8.9	17.42	24,366	16.20
20.01-25.00	1,270	8.9	20.57	49	22.49
25.01-30.00	45,788	3.3	27.62	38,748	27.51
30.01-35.00	47,396	3.1	33.22	47,291	33.22
Over $35.00	15,254	5.1	38.67	12,934	38.66
Total	449,861	7.0	$18.87	189,349	$22.47

At year-end 2010, options with a weighted average exercise price of $29.76 were exercisable on 158 million shares.

(a)	Average contractual life remaining in years.

(154)

Stock Option Activity
			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise	contractual	value
	(In thousands)	price	term (In years)	(In millions)

Outstanding at January 1, 2011	400,439	$20.82
Granted	105,944	18.59
Exercised	(7,994)	11.13
Forfeited	(8,739)	15.73
Expired	(39,789)	39.98
Outstanding at December 31, 2011	449,861	$18.87	7.0	$1,140
Exercisable at December 31, 2011	189,349	$22.47	5.0	$505
Options expected to vest	230,694	$16.23	8.4	$576

We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value of options granted during 2011, 2010 and 2009 was $4.00, $4.11 and $3.81, respectively. The following assumptions were used in arriving at the fair value of options granted during 2011, 2010 and 2009, respectively: risk-free interest rates of 2.6%, 2.9% and 3.2%; dividend yields of 3.9%, 3.9% and 3.9%; expected volatility of 30%, 35% and 49%; and expected lives of seven years and eight months, six years and eleven months, and six years and ten months. Risk-free interest rates reflect the yield on zero-coupon U.S. Treasury securities. Expected dividend yields presume a set dividend rate and we used a historical five-year average for the dividend yield. Expected volatilities are based on implied volatilities from traded options and historical volatility of our stock. The expected option lives are based on our historical experience of employee exercise behavior.

The total intrinsic value of options exercised during 2011, 2010 and 2009 amounted to $65 million, $23 million and an insignificant amount, respectively. As of December 31, 2011, there was $765 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of two years, of which approximately $189 million after tax is expected to be recognized in 2012.

Stock option expense recognized in net earnings during 2011, 2010 and 2009 amounted to $230 million, $178 million and $120 million, respectively. Cash received from option exercises during 2011, 2010 and 2009 was $89 million, $37 million and an insignificant amount, respectively. The tax benefit realized from stock options exercised during 2011, 2010 and 2009 was $21 million, $7 million and an insignificant amount, respectively.

Other Stock-based Compensation
			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Shares	grant date	contractual	value
	(In thousands)	fair value	term (In years)	(In millions)

RSUs outstanding at January 1, 2011	21,571	$29.16
Granted	3,145	16.74
Vested	(8,559)	31.92
Forfeited	(613)	27.78
RSUs outstanding at December 31, 2011	15,544	$25.18	2.7	$278
RSUs expected to vest	14,223	$25.22	2.6	$255

(155)

The fair value of each restricted stock unit is the market price of our stock on the date of grant. The weighted average grant date fair value of RSUs granted during 2011, 2010 and 2009 was $16.74, $15.89 and $13.63, respectively. The total intrinsic value of RSUs vested during 2011, 2010 and 2009 amounted to $154 million, $111 million and $139 million, respectively. As of December 31, 2011, there was $210 million of total unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted average period of two years, of which approximately $72 million after tax is expected to be recognized in 2012. As of December 31, 2011, 0.7 million PSUs with a weighted average remaining contractual term of three years, an aggregate intrinsic value of $13 million and $2 million of unrecognized compensation cost were outstanding. Other share-based compensation expense for RSUs and PSUs recognized in net earnings amounted to $84 million, $116 million and $127 million in 2011, 2010 and 2009, respectively.

The income tax benefit recognized in earnings based on the compensation expense recognized for all share-based compensation arrangements amounted to $163 million, $143 million and $118 million in 2011, 2010 and 2009, respectively.  The excess of actual tax deductions over amounts assumed, which are recognized in shareowners’ equity, were insignificant in 2011, 2010 and 2009.

When stock options are exercised and restricted stock vests, the difference between the assumed tax benefit and the actual tax benefit must be recognized in our financial statements. In circumstances in which the actual tax benefit is lower than the estimated tax benefit, that difference is recorded in equity, to the extent there are sufficient accumulated excess tax benefits. At December 31, 2011, our accumulated excess tax benefits are sufficient to absorb any future differences between actual and estimated tax benefits for all of our outstanding option and restricted stock grants.

(156)

NOTE 17. OTHER INCOME

(In millions)	2011	2010	2009

GE
Purchases and sales of business interests(a)	$3,804	$319	$363
Associated companies(b)	894	413	667
Licensing and royalty income	304	364	217
Interest income from GECS	206	133	173
Marketable securities and bank deposits	52	40	54
Other items	9	16	(295)
	5,269	1,285	1,179
Eliminations	(206)	(134)	(173)
Total	$5,063	$1,151	$1,006

(a)	Included a pre-tax gain of $3,705 million ($526 million after tax) related to our transfer of the assets of our NBCU business to a newly formed entity, NBCU LLC, in 2011. See Note 2.

(b)
Included income of $789 million from our equity method investment in NBCU LLC in 2011 and a gain of $552 million related to dilution of our interest in A&E Television Network from 25% to 15.8% in 2009.

(157)

NOTE 18. GECS REVENUES FROM SERVICES

(In millions)	2011	2010	2009

Interest on loans(a)	$20,069	$20,835	$18,518
Equipment leased to others	11,343	11,116	12,231
Fees(a)	4,698	4,734	4,432
Investment income(a)(b)	2,500	2,185	3,379
Financing leases(a)	2,378	2,749	3,255
Associated companies(c)	2,337	2,035	1,006
Premiums earned by insurance activities	1,905	2,014	2,065
Real estate investments	1,625	1,240	1,543
Net securitization gains(a)	–	–	1,589
Other items(d)	2,078	2,440	2,830
Total	$48,933	$49,348	$50,848

(a)
On January 1, 2010, we adopted ASU 2009-16 & 17, which required us to consolidate substantially all of our former QSPEs. As a result, 2011 and 2010 GECS revenues from services include interest, investment and fee income from these entities, which were not presented on a consolidated basis in 2009. During 2011 and 2010, we did not recognize gains from securitization transactions, as they were recorded as on-book financings. See Note 24.

(b)	Included net other-than-temporary impairments on investment securities of $387 million, $253 million and $581 million in 2011, 2010 and 2009, respectively. See Note 3.

(c)
During 2011, we sold an 18.6% equity interest in Garanti Bank and recorded a pre-tax gain of $690 million. Following the sale, we hold a 2.25% equity interest, which is classified as an available-for-sale security.

(d)
Included a gain on the sale of a limited partnership interest in PTL and a related gain on the remeasurement of the retained investment to fair value totaling $296 million in the first quarter of 2009. See Note 24.

NOTE 19. SUPPLEMENTAL COST INFORMATION

We funded research and development expenditures of $4,601 million in 2011, $3,939 million in 2010 and $3,288 million in 2009. Research and development costs are classified in cost of goods sold in the Statement of Earnings. In addition, research and development funding from customers, principally the U.S. government, totaled $788 million, $979 million and $1,050 million in 2011, 2010 and 2009, respectively.

Rental expense under operating leases is shown below.

(In millions)	2011	2010	2009

GE	$968	$1,073	$1,012
GECS	615	637	801

At December 31, 2011, minimum rental commitments under noncancellable operating leases aggregated $2,387 million and $2,119 million for GE and GECS, respectively. Amounts payable over the next five years follow.

(In millions)	2012	2013	2014	2015	2016

GE	$519	$450	$381	$307	$263
GECS	505	332	253	197	167

GE’s selling, general and administrative expenses totaled $17,556 million in 2011, $16,340 million in 2010 and $14,841 million in 2009. The increase in 2011 is primarily due to higher pension costs, increased acquisition-related costs, higher research and development spending and increased costs to support global growth, partially offset by the disposition of NBCU and lower restructuring and other charges. The increase in 2010 is primarily due to higher research and development spending, increased selling expenses to support global growth and higher pension costs, partially offset by lower restructuring and other charges.

(158)

Our Aviation segment enters into collaborative arrangements with manufacturers and suppliers of components used to build and maintain certain engines, under which GE and these participants share in risks and rewards of these product programs. Under these arrangements, participation fees earned and recorded as other income totaled $12 million, $4 million and $1 million for the years 2011, 2010 and 2009, respectively. Payments to participants are recorded as costs of services sold ($612 million, $563 million and $504 million for the years 2011, 2010 and 2009, respectively) or as cost of goods sold ($1,996 million, $1,751 million and $1,731 million for the years 2011, 2010 and 2009, respectively).

NOTE 20. EARNINGS PER SHARE INFORMATION

	2011		2010		2009
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations for per-share
calculation(a)(b)	$14,053	$14,053	$12,492	$12,492	$10,777	$10,776
Preferred stock dividends declared(c)	(1,031)	(1,031)	(300)	(300)	(300)	(300)
Earnings from continuing operations attributable to
common shareowners for per-share calculation(a)(b)	13,022	13,021	12,192	12,192	10,477	10,476
Earnings (loss) from discontinued operations for
per-share calculation(a)(b)	78	78	(868)	(869)	220	219
Net earnings attributable to common shareowners
for per-share calculation(a)(b)	$13,098	$13,098	$11,322	$11,322	$10,695	$10,694

Average equivalent shares
Shares of GE common stock outstanding	10,591	10,591	10,661	10,661	10,614	10,614
Employee compensation-related shares, including
stock options	29	–	17	–	1	–
Total average equivalent shares	10,620	10,591	10,678	10,661	10,615	10,614
Per-share amounts
Earnings from continuing operations	$1.23	$1.23	$1.14	$1.14	$0.99	$0.99
Earnings (loss) from discontinued operations	0.01	0.01	(0.08)	(0.08)	0.02	0.02
Net earnings	1.23	1.24	1.06	1.06	1.01	1.01

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of earnings per share pursuant to the two-class method. Application of this treatment has an insignificant effect.

(a)	Included an insignificant amount of dividend equivalents in each of the three years presented.

(b)	Included an insignificant amount related to accretion of redeemable securities in 2010 and 2009.

(c)	Included $806 million related to the redemption of our 10% cumulative preferred stock in 2011. See Note 15.

For the years ended December 31, 2011, 2010 and 2009, there were approximately 321 million, 325 million and 328 million, respectively, of outstanding stock awards that were not included in the computation of diluted earnings per share because their effect was antidilutive.

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

The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are investment securities primarily supporting obligations to annuitants and policyholders in our run-off insurance operations, supporting obligations to holders of GICs in Trinity (which ceased issuing new investment contracts beginning in the first quarter of 2010) and investment securities held at our treasury operations and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries. Such securities are mainly investment grade.

(160)

							Netting
(In millions)	Level 1	(a)	Level 2	(a)	Level 3	(b)	adjustment	(c)	Net balance

December 31, 2011
Assets
Investment securities
Debt
U.S. corporate	$–		$20,535		$3,235		$–		$23,770
State and municipal	–		3,157		77		–		3,234
Residential mortgage-backed	–		2,568		41		–		2,609
Commercial mortgage-backed	–		2,824		4		–		2,828
Asset-backed(d)	–		930		4,040		–		4,970
Corporate – non-U.S.	71		1,058		1,204		–		2,333
Government – non-U.S.	1,003		1,444		84		–		2,531
U.S. government and federal
agency	–		3,805		253		–		4,058
Retained interests	–		–		35		–		35
Equity
Available-for-sale	730		18		17		–		765
Trading	241		–		–		–		241
Derivatives(e)	–		15,252		393		(5,604)		10,041
Other(f)	–		–		817		–		817
Total	$2,045		$51,591		$10,200		$(5,604)		$58,232

Liabilities
Derivatives	$–		$5,010		$27		$(4,308)		$729
Other(g)	–		863		–		–		863
Total	$–		$5,873		$27		$(4,308)		$1,592

December 31, 2010
Assets
Investment securities
Debt
U.S. corporate	$–		$18,956		$3,199		$–		$22,155
State and municipal	–		2,499		225		–		2,724
Residential mortgage-backed	47		2,696		66		–		2,809
Commercial mortgage-backed	–		2,875		49		–		2,924
Asset-backed	–		690		2,540		–		3,230
Corporate – non-U.S.	89		1,292		1,486		–		2,867
Government – non-U.S.	777		1,333		156		–		2,266
U.S. government and federal
agency	–		3,576		210		–		3,786
Retained interests	–		–		39		–		39
Equity
Available-for-sale	677		20		24		–		721
Trading	417		–		–		–		417
Derivatives(e)	–		10,997		359		(5,910)		5,446
Other(f)	–		–		906		–		906
Total	$2,007		$44,934		$9,259		$(5,910)		$50,290

Liabilities
Derivatives	$–		$6,553		$103		$(5,242)		$1,414
Other(g)	–		920		–		–		920
Total	$–		$7,473		$103		$(5,242)		$2,334

(a)	The fair value of securities transferred between Level 1 and Level 2 was $67 million in 2011.

(b)
Level 3 investment securities valued using non-binding broker quotes and other third parties totaled $2,386 million and $1,054 million at December 31, 2011 and 2010, respectively, and were classified as available-for-sale securities.

(c)	The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists and when collateral is posted to us.

(d)	Includes investments in our CLL business in asset-backed securities collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.

(161)

(e)
The fair value of derivatives included an adjustment for non-performance risk. The cumulative adjustment was a loss of $13 million at December 31, 2011 and $10 million at December 31, 2010. See Note 22 for additional information on the composition of our derivative portfolio.

(f)	Included private equity investments and loans designated under the fair value option.

(g)	Primarily represented the liability associated with certain of our deferred incentive compensation plans.

The following tables present the changes in Level 3 instruments measured on a recurring basis for the years ended December 31, 2011 and 2010, respectively. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners’ equity.

Changes in Level 3 Instruments for the Year Ended December 31, 2011
													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
	Balance	gains		accumulated								Balance	instruments
	at	(losses)		other				Transfers		Transfers		at	still held at
	January 1,	included		comprehensive				into		out of		December 31,	December 31,
	2011	in earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2011	2011	(c)

Investment securities
Debt
U.S. corporate	$3,199	$78		$(157)	$235	$(183)	$(112)	$182		$(7)		$3,235	$–
State and municipal	225	–		–	12	–	(8)	–		(152)		77	–
Residential
mortgage-backed	66	(3)		1	2	(5)	(1)	71		(90)		41	–
Commercial
mortgage-backed	49	–		–	6	–	(4)	3		(50)		4	–
Asset-backed	2,540	(10)		61	2,157	(185)	(11)	1		(513)		4,040	–
Corporate – non-U.S.	1,486	(47)		(91)	25	(55)	(118)	85		(81)		1,204	–
Government
– non-U.S.	156	(100)		48	41	(1)	(27)	107		(140)		84	–
U.S. government and
federal agency	210	–		43	500	–	–	–		(500)		253	–
Retained interests	39	(28)		26	8	(5)	(5)	–		–		35	–
Equity
Available-for-sale	24	–		–	–	–	–	4		(11)		17	–
Trading	–	–		–	–	–	–	–		–		–	–
Derivatives(d)(e)	265	151		2	(2)	–	(207)	150		10		369	130
Other	906	95		(9)	152	(266)	(6)	–		(55)		817	34
Total	$9,165	$136		$(76)	$3,136	$(700)	$(499)	$603		$(1,589)		$10,176	$164

(a)	Earnings effects are primarily included in the “GECS revenues from services” and “Interest and other financial charges” captions in the Statement of Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $3 million not reflected in the fair value hierarchy table.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 22.

(162)

Changes in Level 3 Instruments for the Year Ended December 31, 2010
					Net realized/					Net change
					unrealized					in unrealized
					gains (losses)					gains (losses)
			Net realized/		included in					relating to
			unrealized		accumulated	Purchases,	Transfers			instruments
	Balance at		gains(losses)		other	issuances	in and/or		Balance at	still held at
	January 1,		included in		comprehensive	and	out of		December 31,	December 31,
(In millions)	2010	(a)	earnings	(b)	income	settlements	Level 3	(c)	2010	2010	(d)

Investment securities
Debt
U.S. corporate	$3,068		$79		$276	$(215)	$(9)		$3,199	$–
State and municipal	205		–		25	(5)	–		225	–
Residential
mortgage-backed	123		(1)		13	2	(71)		66	–
Commercial
mortgage-backed	1,041		30		(2)	(1,017)	(3)		49	–
Asset-backed	1,872		25		14	733	(104)		2,540	–
Corporate – non-U.S.	1,331		(38)		(39)	250	(18)		1,486	–
Government
– non-U.S.	163		–		(8)	–	1		156	–
U.S. government and
federal agency	256		–		(44)	(2)	–		210	–
Retained interests	45		(1)		3	(8)	–		39	–
Equity
Available-for-sale	19		–		3	–	2		24	1
Trading	–		–		–	–	–		–	–
Derivatives(e)(f)	236		220		15	(79)	(127)		265	41
Other	891		5		(30)	40	–		906	3
Total	$9,250		$319		$226	$(301)	$(329)		$9,165	$45

(a)	Included $1,015 million in debt securities, a reduction in retained interests of $8,782 million and a reduction in derivatives of $365 million related to adoption of ASU 2009-16 & 17.

(b)	Earnings effects are primarily included in the “GECS revenues from services” and “Interest and other financial charges” captions in the Statement of Earnings.

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

(163)

Non-Recurring Fair Value Measurements

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at December 31, 2011 and 2010. These assets can include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

	Remeasured during the year ended December 31
	2011		2010
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and loans held for sale	$158	$5,348	$54	$6,833
Cost and equity method investments(a)	–	403	–	510
Long-lived assets, including real estate	1,343	3,288	1,025	5,811
Retained investments in formerly
consolidated subsidiaries(b)	–	–	–	113
Total	$1,501	$9,039	$1,079	$13,267

(a)	Includes the fair value of private equity and real estate funds included in Level 3 of $123 million and $296 million at December 31, 2011 and 2010, respectively.

(b)	Excluded our retained investment in Regency, a formerly consolidated subsidiary, that was remeasured to a Level 1 fair value of $549 million in 2010.

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at December 31, 2011 and 2010.

	Year ended December 31
(In millions)	2011	2010

Financing receivables and loans held for sale	$(925)	$(1,745)
Cost and equity method investments(a)	(274)	(274)
Long-lived assets, including real estate(b)	(1,431)	(2,958)
Retained investments in formerly consolidated subsidiaries	–	184
Total	$(2,630)	$(4,793)

(a)	Includes fair value adjustments associated with private equity and real estate funds of $(24) million and $(198) million during 2011 and 2010, respectively.

(b)	Includes impairments related to real estate equity properties and investments recorded in other costs and expenses of $976 million and $2,089 million during 2011 and 2010, respectively.

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

	2011			2010
		Assets (liabilities)			Assets (liabilities)
		Carrying			Carrying
	Notional	amount	Estimated	Notional	amount	Estimated
December 31 (In millions)	amount	(net)	fair value	amount	(net)	fair value

GE
Assets
Investments and notes
receivable	$ (a)	$285	$285	$ (a)	$414	$414
Liabilities
Borrowings(b)	(a)	(11,589)	(12,535)	(a)	(10,112)	(10,953)
GECS
Assets
Loans	(a)	251,459	251,587	(a)	268,239	264,550
Other commercial mortgages	(a)	1,494	1,537	(a)	1,041	1,103
Loans held for sale	(a)	496	497	(a)	287	287
Other financial instruments(c)	(a)	2,071	2,534	(a)	2,103	2,511
Liabilities
Borrowings and bank
deposits(b)(d)	(a)	(443,097)	(449,403)	(a)	(470,520)	(482,724)
Investment contract benefits	(a)	(3,493)	(4,240)	(a)	(3,726)	(4,264)
Guaranteed investment
contracts	(a)	(4,226)	(4,266)	(a)	(5,502)	(5,524)
Insurance – credit life(e)	1,944	(106)	(88)	1,825	(103)	(69)

(a)	These financial instruments do not have notional amounts.

(b)	See Note 10.

(c)	Principally cost method investments.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at December 31, 2011 and 2010 would have been reduced by $9,051 million and $4,298 million, respectively.

(e)	Net of reinsurance of $2,000 million and $2,800 million at December 31, 2011 and 2010, respectively.

A description of how we estimate fair values follows.

Loans

Based on a discounted future cash flows methodology, using current market interest rate data adjusted for inherent credit risk or quoted market prices and recent transactions, if available.

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

All other instruments

Based on observable market transactions and/or valuation methodologies using current market interest rate data adjusted for inherent credit risk.

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

Loan Commitments
	Notional amount
December 31 (In millions)	2011	2010

Ordinary course of business lending commitments(a)	$3,756	$3,853
Unused revolving credit lines(b)
Commercial(c)	18,757	21,314
Consumer – principally credit cards	257,646	227,006

(a)	Excluded investment commitments of $2,064 million and $1,990 million as of December 31, 2011 and 2010, respectively.

(b)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $12,354 million and $12,303 million as of December 31, 2011 and 2010, respectively.

(c)
Included commitments of $14,057 million and $16,243 million as of December 31, 2011 and 2010, respectively, associated with secured financing arrangements that could have increased to a maximum of $17,344 million and $20,268 million at December 31, 2011 and 2010, respectively, based on asset volume under the arrangement.

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

(166)

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $328,000 million, approximately 89% or $292,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivative activities primarily relate to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases and contracts containing certain clauses which meet the accounting definition of a derivative. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings currently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected currently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.

The following table provides information about the fair value of our derivatives by contract type, separating those accounted for as hedges and those that are not.

	At December 31, 2011		At December 31, 2010
	Fair value		Fair value
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$9,446	$1,049	$5,959	$2,675
Currency exchange contracts	4,189	3,174	2,965	2,533
Other contracts	1	11	5	–
	13,636	4,234	8,929	5,208

Derivatives not accounted for as hedges
Interest rate contracts	319	241	294	552
Currency exchange contracts	1,309	425	1,602	846
Other contracts	381	137	531	50
	2,009	803	2,427	1,448

Netting adjustments(a)	(3,294)	(3,281)	(3,867)	(3,857)

Cash collateral(b)(c)	(2,310)	(1,027)	(2,043)	(1,385)

Total	$10,041	$729	$5,446	$1,414

Derivatives are classified in the captions “All other assets” and “All other liabilities” in our financial statements.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty non-performance risk. At December 31, 2011 and 2010, the cumulative adjustment for non-performance risk was a loss of $13 million and $10 million, respectively.

(b)	Excludes excess collateralization of $579 million at December 31, 2011 and an insignificant amount at December 31, 2010.

(c)	Excludes securities pledged to us as collateral of $10,574 million and $5,577 million at December 31, 2011 and 2010, respectively.

Fair value hedges

We use interest rate and currency exchange derivatives to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate debt. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in earnings within interest and other financial charges, along with offsetting adjustments to the carrying amount of the hedged debt. The following table provides information about the earnings effects of our fair value hedging relationships for the years ended December 31, 2011 and 2010.

(167)

	Year ended		Year ended
	December 31, 2011		December 31, 2010
(In millions)	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
	derivatives	items	derivatives	items

Interest rate contracts	$5,888	$(6,322)	$2,387	$(2,924)
Currency exchange contracts	119	(144)	47	(60)

Fair value hedges resulted in $(459) million and $(550) million of ineffectiveness in 2011 and 2010, respectively. In both 2011 and 2010, there were insignificant amounts excluded from the assessment of effectiveness.

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

The following table provides information about the amounts recorded in AOCI, as well as the gain (loss) recorded in earnings, primarily in interest and other financial charges, when reclassified out of AOCI, for the years ended December 31, 2011 and 2010.

	Gain (loss) recognized		Gain (loss) reclassified from
(In millions)	in AOCI for the		AOCI into earnings for the
	year ended December 31		year ended December 31
	2011	2010	2011	2010

Cash flow hedges
Interest rate contracts	$(302)	$(571)	$(820)	$(1,356)
Currency exchange contracts	(292)	(550)	(370)	(445)
Commodity contracts	(13)	10	10	2
Total	$(607)	$(1,111)	$(1,180)	$(1,799)

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $1,400 million loss at December 31, 2011. We expect to transfer $693 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In 2011, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At December 31, 2011 and 2010, the maximum term of derivative instruments that hedge forecasted transactions was 21 years and 22 years, respectively.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts are primarily reported in GECS revenues from services and totaled $29 million and $19 million for the years ended December 31, 2011 and 2010, respectively.

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

(168)

The following table provides information about the amounts recorded in AOCI for the years ended December 31, 2011 and 2010, as well as the gain (loss) recorded in GECS revenues from services when reclassified out of AOCI.

	Gain (loss) recognized		Gain (loss) reclassified
	in CTA for the		from CTA for the
(In millions)	year ended December 31		year ended December 31
	2011	2010	2011	2010
Net investment hedges
Currency exchange contracts	$1,232	$(2,023)	$(716)	$56

The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(1,345) million and $(906) million for the years ended December 31, 2011 and 2010, respectively, and are recorded in interest and other financial charges.

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in GECS revenues from services or other income, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Losses for the year ended December 31, 2011 on derivatives not designated as hedges were $(876) million composed of amounts related to interest rate contracts of $(5) million, currency exchange contracts of $(817) million, and other derivatives of $(54) million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged. Losses for the year ended December 31, 2010 on derivatives not designated as hedges, without considering the offsetting earnings effects from the item representing the economic risk exposure, were $(302) million composed of amounts related to interest rate contracts of $185 million, currency exchange contracts of $(666) million, and other derivatives of $179 million.

Counterparty credit risk

Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions.  We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our agreements) on an individual counterparty basis. Where we have agreed to netting of derivative exposures with a counterparty, we net our exposures with that counterparty and apply the value of collateral posted to us to determine the exposure. We actively monitor these net exposures against defined limits and take appropriate actions in response, including requiring additional collateral.

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasuries) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. At December 31, 2011, our exposure to counterparties, including interest due, net of collateral we hold, was $900 million.  The fair value of such collateral was $12,907 million, of which $2,333 million was cash and $10,574 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $1,111 million at December 31, 2011.

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. The net amount relating to our derivative liability subject to these provisions, after consideration of collateral posted by us, and outstanding interest payments, was $1,199 million at December 31, 2011.

(169)

NOTE 23. SUPPLEMENTAL INFORMATION ABOUT THE CREDIT QUALITY OF FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

We provide further detailed information about the credit quality of our Commercial, Real Estate and Consumer financing receivables portfolios. For each portfolio, we describe the characteristics of the financing receivables and provide information about collateral, payment performance, credit quality indicators, and impairment. We manage these portfolios using delinquency and nonearning data as key performance indicators. The categories used within this section such as impaired loans, TDR and nonaccrual financing receivables are defined by the authoritative guidance and we base our categorization on the related scope and definitions contained in the related standards. The categories of nonearning and delinquent are defined by us and are used in our process for managing our financing receivables. Definitions of these categories are provided in Note 1.

COMMERCIAL

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Commercial financing receivables.

Commercial	Financing receivables at
	December 31,	December 31,
(In millions)	2011	2010

CLL
Americas(a)	$80,505	$88,558
Europe	36,899	37,498
Asia	11,635	11,943
Other(a)	436	664
Total CLL	129,475	138,663

Energy Financial Services	5,912	7,011

GECAS	11,901	12,615

Other	1,282	1,788

Total Commercial financing receivables, before allowance for losses	$148,570	$160,077

Non-impaired financing receivables	$142,908	$154,257
General reserves	718	1,014

Impaired loans	5,662	5,820
Specific reserves	812	1,031

(a)	During 2011, we transferred our Railcar lending and leasing portfolio from CLL Other to CLL Americas. Prior-period amounts were reclassified to conform to the current-period presentation.

(170)

Past Due Financing Receivables

The following table displays payment performance of Commercial financing receivables.

	At
Commercial	December 31, 2011		December 31, 2010
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due	past due	past due

CLL
Americas	1.3%	0.8%	1.2%	0.8%
Europe	3.8	2.1	4.2	2.3
Asia	1.3	1.0	2.2	1.4
Other	2.0	0.1	2.4	1.2
Total CLL	2.0	1.2	2.1	1.3

Energy Financial Services	0.3	0.3	0.9	0.8

GECAS	–	–	–	–

Other	3.7	3.5	5.8	5.5

Total	2.0	1.1	2.0	1.2
Nonaccrual Financing Receivables

The following table provides further information about Commercial financing receivables that are classified as nonaccrual. Of our $4,718 million and $5,463 million of nonaccrual financing receivables at December 31, 2011 and December 31, 2010, respectively, $1,227 million and $1,016 million are currently paying in accordance with their contractual terms, respectively.

Commercial	Nonaccrual financing		Nonearning financing
	receivables at		receivables at
	December 31,	December 31,	December 31,	December 31,
(Dollars in millions)	2011	2010	2011	2010

CLL
Americas	$2,417	$3,208	$1,862	$2,573
Europe	1,599	1,415	1,167	1,241
Asia	428	616	269	406
Other	68	7	11	6
Total CLL	4,512	5,246	3,309	4,226

Energy Financial Services	22	78	22	62

GECAS	69	–	55	–

Other	115	139	65	102
Total	$4,718	$5,463	$3,451	$4,390

Allowance for losses percentage	32.4%	37.4%	44.3%	46.6%

(171)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Commercial.

Commercial(a)	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment in	investment	principal	Associated	investment
(In millions)	in loans	balance	loans	in loans	balance	allowance	in loans

December 31, 2011

CLL
Americas	$2,136	$2,219	$2,128	$1,367	$1,415	$425	$1,468
Europe	936	1,060	1,001	730	717	263	602
Asia	85	83	94	156	128	84	214
Other	54	58	13	11	11	2	5
Total CLL	3,211	3,420	3,236	2,264	2,271	774	2,289
Energy Financial Services	4	4	20	18	18	9	87
GECAS	28	28	59	–	–	–	11
Other	62	63	67	75	75	29	97
Total	$3,305	$3,515	$3,382	$2,357	$2,364	$812	$2,484

December 31, 2010

CLL
Americas	$2,030	$2,127	$1,547	$1,699	$1,744	$589	$1,754
Europe	802	674	629	566	566	267	563
Asia	119	117	117	338	303	132	334
Other	–	–	9	–	–	–	–
Total CLL	2,951	2,918	2,302	2,603	2,613	988	2,651
Energy Financial Services	54	61	76	24	24	6	70
GECAS	24	24	50	–	–	–	31
Other	58	57	30	106	99	37	82
Total	$3,087	$3,060	$2,458	$2,733	$2,736	$1,031	$2,834

(a)
We recognized $193 million and $88 million of interest income, including $59 million and $39 million on a cash basis, for the years ended December 31, 2011 and 2010, respectively, principally in our CLL Americas business. The total average investment in impaired loans for the years ended December 31, 2011 and 2010 was $5,866 million and $5,292 million, respectively.

(172)

Impaired loans classified as TDRs in our CLL business were $3,642 million and $2,911 million at December 31, 2011 and 2010, respectively, and were primarily attributable to CLL Americas ($2,746 million and $2,347 million, respectively).  For the year ended December 31, 2011, we modified $1,856 million of loans classified as TDRs, primarily in CLL Americas ($1,105 million) and CLL EMEA ($646 million).  Changes to these loans primarily included debt to equity exchange, extensions, interest only payment periods and forbearance or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our modifications classified as TDRs in the last year, $101 million have subsequently experienced a payment default.

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

(173)

Commercial	Secured
(In millions)	A	B	C	Total

December 31, 2011

CLL
Americas(a)	$73,103	$2,816	$4,586	$80,505
Europe	33,481	1,080	1,002	35,563
Asia	10,644	116	685	11,445
Other(a)	345	–	91	436
Total CLL	117,573	4,012	6,364	127,949

Energy Financial Services	5,727	24	18	5,769

GECAS	10,881	970	50	11,901

Other	1,282	–	–	1,282
Total	$135,463	$5,006	$6,432	$146,901

December 31, 2010

CLL
Americas(a)	$78,939	$4,103	$5,516	$88,558
Europe	33,642	840	1,262	35,744
Asia	10,777	199	766	11,742
Other(a)	544	66	54	664
Total CLL	123,902	5,208	7,598	136,708

Energy Financial Services	6,775	183	53	7,011

GECAS	11,034	1,193	388	12,615

Other	1,788	–	–	1,788
Total	$143,499	$6,584	$8,039	$158,122

(a)	During 2011, we transferred our Railcar lending and leasing portfolio from CLL Other to CLL Americas. Prior-period amounts were reclassified to conform to the current-period presentation.

For our secured financing receivables portfolio, our collateral position and ability to work out problem accounts mitigates our losses. Our asset managers have deep industry expertise that enables us to identify the optimum approach to default situations. We price risk premiums for weaker credits at origination, closely monitor changes in creditworthiness through our risk ratings and watch list process, and are engaged early with deteriorating credits to minimize economic loss. Secured financing receivables within risk Category C are predominantly in our CLL businesses and are primarily composed of senior term lending facilities and factoring programs secured by various asset types including inventory, accounts receivable, cash, equipment and related business facilities as well as franchise finance activities secured by underlying equipment.

Loans within Category C are reviewed and monitored regularly, and classified as impaired when it is probable that they will not pay in accordance with contractual terms. Our internal risk rating process identifies credits warranting closer monitoring; and as such, these loans are not necessarily classified as nonearning or impaired.

Substantially all of our unsecured Commercial financing receivables portfolio is attributable to our Interbanca S.p.A. and GE Sanyo Credit acquisitions in Europe and Asia, respectively. At December 31, 2011 and December 31, 2010, these financing receivables included $325 million and $208 million rated A, $748 million and $964 million rated B, and $596 million and $783 million rated C, respectively.

(174)

REAL ESTATE

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Real Estate financing receivables.

Real Estate	Financing receivables at
	December 31,	December 31,
(In millions)	2011	2010

Debt	$24,501	$30,249
Business Properties	8,248	9,962

Total Real Estate financing receivables, before allowance for losses	$32,749	$40,211

Non-impaired financing receivables	$24,002	$30,394
General reserves	267	338

Impaired loans	8,747	9,817
Specific reserves	822	1,150

Past Due Financing Receivables

The following table displays payment performance of Real Estate financing receivables.

	At
Real Estate	December 31, 2011		December 31, 2010
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due	past due	past due

Debt	2.4%	2.3%	4.3%	4.1%
Business Properties	3.9	3.0	4.6	3.9
Total	2.8	2.5	4.4	4.0

Nonaccrual Financing Receivables

The following table provides further information about Real Estate financing receivables that are classified as nonaccrual. Of our $6,949 million and $9,719 million of nonaccrual financing receivables at December 31, 2011 and December 31, 2010, respectively, $6,061 million and $7,888 million are currently paying in accordance with their contractual terms, respectively.

Real Estate	Nonaccrual financing		Nonearning financing
	receivables at		receivables at
	December 31,	December 31,	December 31,	December 31,
(Dollars in millions)	2011	2010	2011	2010

Debt	$6,351	$9,039	$541	$961
Business Properties	598	680	249	386
Total	$6,949	$9,719	$790	$1,347

Allowance for losses percentage	15.7%	15.3%	137.8%	110.5%

(175)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Real Estate.

Real Estate(a)	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment	investment	principal	Associated	investment
(In millions)	in loans	balance	in loans	in loans	balance	allowance	in loans

December 31, 2011

Debt	$3,558	$3,614	$3,568	$4,560	$4,652	$717	$5,435
Business Properties	232	232	215	397	397	105	460
Total	$3,790	$3,846	$3,783	$4,957	$5,049	$822	$5,895

December 31, 2010

Debt	$2,814	$2,873	$1,598	$6,323	$6,498	$1,007	$6,116
Business Properties	191	213	141	489	476	143	382
Total	$3,005	$3,086	$1,739	$6,812	$6,974	$1,150	$6,498

(a)
We recognized $399 million and $189 million of interest income, including $339 million and $189 million on a cash basis, for the years ended December 31, 2011 and 2010, respectively, principally in our Real Estate-Debt portfolio. The total average investment in impaired loans for the years ended December 31, 2011 and 2010 was $9,678 million and $8,237 million, respectively.

Real Estate TDRs increased from $4,866 million at December 31, 2010 to $7,006 million at December 31, 2011, primarily driven by loans scheduled to mature during 2011, some of which were modified during 2011 and classified as TDRs upon modification. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable.  For the year ended December 31, 2011, we modified $3,965 million of loans classified as TDRs, substantially all in our Debt portfolio. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our modifications classified as TDRs in the last year, $140 million have subsequently experienced a payment default.

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

(176)

	Loan-to-value ratio at
	December 31, 2011			December 31, 2010
	Less than	80% to	Greater than	Less than	80% to	Greater than
(In millions)	80%	95%	95%	80%	95%	95%

Debt	$14,454	$4,593	$5,454	$12,362	$9,392	$8,495

	Internal Risk Rating at
	December 31, 2011			December 31, 2010
(In millions)	A	B	C	A	B	C

Business
Properties	$7,628	$110	$510	$8,746	$437	$779

Within Real Estate-Debt, these financing receivables are primarily concentrated in our North American and European Lending platforms and are secured by various property types. A substantial majority of the Real Estate-Debt financing receivables with loan-to-value ratios greater than 95% are paying in accordance with contractual terms. Substantially all of these loans and substantially all of the Real Estate-Business Properties financing receivables included in Category C are impaired loans which are subject to the specific reserve evaluation process described in Note 1. The ultimate recoverability of impaired loans is driven by collection strategies that do not necessarily depend on the sale of the underlying collateral and include full or partial repayments through third-party refinancing and restructurings.

CONSUMER

At December 31, 2011, our U.S. consumer financing receivables included private-label credit card and sales financing for approximately 56 million customers across the U.S. with no metropolitan area accounting for more than 5% of the portfolio. Of the total U.S. consumer financing receivables, approximately 65% relate to credit card loans, which are often subject to profit and loss sharing arrangements with the retailer (which are recorded in revenues), and the remaining 35% are sales finance receivables, which provide financing to customers in areas such as electronics, recreation, medical and home improvement.

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Consumer financing receivables.

Consumer	Financing receivables at
	December 31,	December 31,
(In millions)	2011	2010

Non-U.S. residential mortgages	$36,170	$40,011
Non-U.S. installment and revolving credit	18,544	20,132
U.S. installment and revolving credit	46,689	43,974
Non-U.S. auto	5,691	7,558
Other	7,244	8,304
Total Consumer financing receivables, before allowance for losses	$114,338	$119,979

Non-impaired financing receivables	$111,233	$117,431
General reserves	3,014	3,945

Impaired loans	3,105	2,548
Specific reserves	717	555

(177)

Past Due Financing Receivables

The following table displays payment performance of Consumer financing receivables.

	At
Consumer	December 31, 2011		December 31, 2010
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due(a)	past due	past due(a)

Non-U.S. residential mortgages	13.4%	8.8%	13.7%	8.8%
Non-U.S. installment and revolving credit	4.1	1.2	4.5	1.3
U.S. installment and revolving credit	5.0	2.2	6.2	2.8
Non-U.S. auto	3.1	0.5	3.3	0.6
Other	3.5	2.0	4.2	2.3
Total	7.3	4.0	8.1	4.4

(a)
Included $45 million and $65 million of loans at December 31, 2011 and December 31, 2010, respectively, which are over 90 days past due and accruing interest, mainly representing accretion on loans acquired at a discount.

Nonaccrual Financing Receivables

The following table provides further information about Consumer financing receivables that are classified as nonaccrual.

Consumer	Nonaccrual financing		Nonearning financing
	receivables at		receivables at
	December 31,	December 31,	December 31,	December 31,
(Dollars in millions)	2011	2010	2011	2010

Non-U.S. residential mortgages	$3,475	$3,986	$3,349	$3,738
Non-U.S. installment and revolving credit	321	302	263	289
U.S. installment and revolving credit	990	1,201	990	1,201
Non-U.S. auto	43	46	43	46
Other	487	600	419	478
Total	$5,316	$6,135	$5,064	$5,752

Allowance for losses percentage	70.2%	73.3%	73.7%	78.2%

(178)

Impaired Loans

The vast majority of our Consumer nonaccrual financing receivables are smaller balance homogeneous loans evaluated collectively, by portfolio, for impairment and therefore are outside the scope of the disclosure requirement for impaired loans. Accordingly, impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and are therefore subject to the disclosure requirement for impaired loans, and commercial loans in our Consumer–Other portfolio. The recorded investment of these impaired loans totaled $3,105 million (with an unpaid principal balance of $2,679 million) and comprised $69 million with no specific allowance, primarily all in our Consumer–Other portfolio, and $3,036 million with a specific allowance of $717 million at December 31, 2011. The impaired loans with a specific allowance included $369 million with a specific allowance of $102 million in our Consumer–Other portfolio and $2,667 million with a specific allowance of $615 million across the remaining Consumer business and had an unpaid principal balance and average investment of $2,244 million and $2,343 million, respectively, at December 31, 2011. We recognized $141 million and $114 million of interest income, including $15 million and $30 million on a cash basis, for the years ended December 31, 2011 and 2010, respectively, principally in our Consumer –Non-U.S. and U.S. installment and revolving credit portfolios. The total average investment in impaired loans for the years ended December 31, 2011 and 2010 was $2,840 million and $2,009 million, respectively.

Impaired loans classified as TDRs in our Consumer business were $2,935 million and $2,256 million at December 31, 2011 and 2010, respectively.  We utilize certain loan modification programs for borrowers experiencing financial difficulties in our Consumer loan portfolio. These loan modification programs primarily include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract, and are primarily concentrated in our non-U.S. residential mortgage and U.S. credit card portfolios.  For the year ended December 31, 2011, we modified $1,970 million of consumer loans for borrowers experiencing financial difficulties, which are classified as TDRs, and included $1,020 million of non-U.S. consumer loans, primarily residential mortgages, credit cards and personal loans and approximately $950 million of credit card loans in the U.S. We expect borrowers whose loans have been modified under these programs to continue to be able to meet their contractual obligations upon the conclusion of the modification.  For loans modified as TDRs in the last year, $251 million have subsequently experienced a payment default, primarily in our U.S. credit card and non-U.S. residential mortgage portfolios.

Credit Quality Indicators

Our Consumer financing receivables portfolio comprises both secured and unsecured lending. Secured financing receivables comprise residential loans and lending to small and medium-sized enterprises predominantly secured by auto and equipment, inventory finance and cash flow loans. Unsecured financing receivables include private-label credit card financing. A substantial majority of these cards are not for general use and are limited to the products and services sold by the retailer. The private label portfolio is diverse with no metropolitan area accounting for more than 5% of the related portfolio.

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

(179)

	Loan-to-value ratio at
	December 31, 2011			December 31, 2010
	80% or	Greater than	Greater than	80% or	Greater than	Greater than
(In millions)	less	80% to 90%	90%	less	80% to 90%	90%

Non-U.S.
residential
mortgages	$20,379	$6,145	$9,646	$22,403	$7,023	$10,585

The majority of these financing receivables are in our U.K. and France portfolios and have re-indexed loan-to-value ratios of 84% and 56%, respectively. We have third-party mortgage insurance for approximately 68% of the balance of Consumer non-U.S. residential mortgage loans with loan-to-value ratios greater than 90% at December 31, 2011. Such loans were primarily originated in the U.K. and France.

Installment and Revolving Credit

For our unsecured lending products, including the non-U.S. and U.S. installment and revolving credit and non-U.S. auto portfolios, we assess overall credit quality using internal and external credit scores. Our internal credit scores imply a probability of default which we consistently translate into three approximate credit bureau equivalent credit score categories, including (a) 681 or higher, which are considered the strongest credits; (b) 615 to 680, considered moderate credit risk; and (c) 614 or less, which are considered weaker credits.

	Internal ratings translated to approximate credit bureau equivalent score at
	December 31, 2011			December 31, 2010
	681 or	615 to	614 or	681 or	615 to	614 or
(In millions)	higher	680	less	higher	680	less

Non-U.S.
installment and
revolving credit	$9,913	$4,838	$3,793	$10,192	$5,749	$4,191
U.S. installment
and revolving
credit	28,918	9,398	8,373	25,940	8,846	9,188
Non-U.S. auto	3,927	1,092	672	5,379	1,330	849

Of those financing receivable accounts with credit bureau equivalent scores of 614 or less at December 31, 2011, 95% relate to installment and revolving credit accounts. These smaller balance accounts have an average outstanding balance less than one thousand U.S. dollars and are primarily concentrated in our retail card and sales finance receivables in the U.S. (which are often subject to profit and loss sharing arrangements), and closed-end loans outside the U.S., which minimizes the potential for loss in the event of default. For lower credit scores, we adequately price for the incremental risk at origination and monitor credit migration through our risk ratings process. We continuously adjust our credit line underwriting management and collection strategies based on customer behavior and risk profile changes.

Consumer – Other

Secured lending in Consumer – Other comprises loans to small and medium-sized enterprises predominantly secured by auto and equipment, inventory finance and cash flow loans. We develop our internal risk ratings for this portfolio in a manner consistent with the process used to develop our Commercial credit quality indicators, described above. We use the borrower’s credit quality and underlying collateral strength to determine the potential risk of loss from these activities.

At December 31, 2011, Consumer – Other financing receivables of $5,580 million, $757 million and $907 million were rated A, B, and C, respectively. At December 31, 2010, Consumer – Other financing receivables of $6,415 million, $822 million and $1,067 million were rated A, B, and C, respectively.

(180)

NOTE 24. VARIABLE INTEREST ENTITIES

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

(181)

Consolidated Variable Interest Entities

We consolidate VIEs because we have the power to direct the activities that significantly affect the VIEs economic performance, typically because of our role as either servicer or manager for the VIE. Our consolidated VIEs fall into three main groups, which are further described below:

•
Trinity comprises two consolidated entities that hold investment securities, the majority of which are investment grade, and are funded by the issuance of GICs. These entities were consolidated in 2003. Since 2004, GECC has fully guaranteed repayment of these entities’ GIC obligations. If the long-term credit rating of GECC were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, certain GIC holders could require immediate repayment of their investment.  To the extent that amounts due exceed the ultimate value of proceeds realized from Trinity assets, GECC would be required to provide such excess amount. The entities ceased issuing new investment contracts beginning in the first quarter of 2010.  In 2011, we determined that the letters of credit were no longer required and were terminated on December 6, 2011.

•
Consolidated Securitization Entities (CSEs) comprise primarily our former off-book QSPEs that were consolidated on January 1, 2010 in connection with our adoption of ASU 2009-16 & 17. These entities were created to facilitate securitization of financial assets and other forms of asset-backed financing which serve as an alternative funding source by providing access to the commercial paper and term markets. The securitization transactions executed with these entities are similar to those used by many financial institutions and substantially all are non-recourse. We provide servicing for substantially all of the assets in these entities.

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

•
Other remaining assets and liabilities of consolidated VIEs relate primarily to four categories of entities: (1) enterprises we acquired that had previously created asset-backed financing entities to fund commercial, middle-market and equipment loans; we are the collateral manager for these entities; (2) joint ventures that lease light industrial equipment; (3) insurance entities that, among other lines of business, provide property and casualty and workers’ compensation coverage for GE; and (4) other entities that are involved in power generating and leasing activities.

The table below summarizes the assets and liabilities of consolidated VIEs described above.

(182)

		Consolidated Securitization Entities(a)
		Credit				Real	Trade
(In millions)	Trinity	Cards	(b)(c)	Equipment	(c)(d)	Estate	Receivables	Other	(d)	Total

December 31, 2011
Assets(e)
Financing
receivables, net	$–	$19,229		$10,523		$3,521	$1,614	$2,973		$37,860
Investment securities	4,289	–		–		–	–	1,031		5,320
Other assets	389	17		283		210	–	2,636		3,535
Total	$4,678	$19,246		$10,806		$3,731	$1,614	$6,640		$46,715

Liabilities(e)
Borrowings	$–	$–		$2		$25	$–	$821		$848
Non-recourse
borrowings	–	14,184		8,166		3,659	1,769	980		28,758
Other liabilities	4,456	37		–		19	23	1,071		5,606
Total	$4,456	$14,221		$8,168		$3,703	$1,792	$2,872		$35,212

December 31, 2010
Assets(e)
Financing
receivables, net	$–	$20,570		$9,431		$4,233	$1,882	$3,356		$39,472
Investment securities	5,706	–		–		–	–	964		6,670
Other assets	283	17		234		209	99	3,672		4,514
Total	$5,989	$20,587		$9,665		$4,442	$1,981	$7,992		$50,656

Liabilities(e)
Borrowings	$–	$–		$184		$25	$–	$949		$1,158
Non-recourse
borrowings	–	12,824		8,091		4,294	2,970	1,265		29,444
Other liabilities	5,690	132		8		4	–	1,861		7,695
Total	$5,690	$12,956		$8,283		$4,323	$2,970	$4,075		$38,297

(a)
Includes entities consolidated on January 1, 2010 by the initial application of ASU 2009-16 & 17. On January 1, 2010, we consolidated financing receivables of $39,463 million and investment securities of $1,015 million and non-recourse borrowings of $36,112 million. At December 31, 2011, financing receivables of $30,730 million and non-recourse borrowings of $24,502 million remained outstanding in respect of those entities.

(b)
In February 2011, the capital structure of one of our consolidated credit card securitization entities changed and it is now consolidated under the voting interest model and accordingly is no longer reported in the table above. The entity’s assets and liabilities at December 31, 2010 were $2,875 million and $525 million, respectively.

(c)
We provide servicing to the CSEs and are contractually permitted to commingle cash collected from customers on financing receivables sold to investors with our own cash prior to payment to a CSE provided our short-term credit rating does not fall below levels specified in our securitization agreements. We are also owed amounts from the CSEs related to purchased financial assets which have yet to be funded or available excess cash flows due to GE.  At December 31, 2011, the amounts owed to the CSEs and receivable from the CSEs were $5,655 million and $5,165 million, respectively.

(d)
In certain transactions entered into prior to December 31, 2004, we provided contractual credit and liquidity support to third parties who funded the purchase of securitized or participated interests in assets. In December 2011, a third party required that we pay $816 million under these arrangements to purchase an asset. At December 31, 2011, we have no remaining credit or liquidity support obligations to these entities.

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

Total revenues from our consolidated VIEs were $6,326 million and $7,122 million in 2011 and 2010, respectively. Related expenses consisted primarily of provisions for losses of $1,146 million and $1,596 million in 2011 and 2010, respectively, and interest and other financial charges of $594 million and $767 million in 2011 and 2010, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GE and the VIEs, which are eliminated in consolidation.

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

The largest unconsolidated VIE with which we are involved is Penske Truck Leasing (PTL), a joint venture and limited partnership formed in 1988 between Penske Truck Leasing Corporation (PTLC) and GE. PTLC is the sole general partner of PTL and an indirect wholly-owned subsidiary of Penske Corporation. PTL is engaged in truck leasing and support services, including full-service leasing, dedicated logistics support and contract maintenance programs, as well as rental operations serving commercial and consumer customers. At December 31, 2011, our investment of $7,038 million primarily comprised a 49.9% partnership interest of $889 million and loans and advances of $6,113 million. GECC continues to provide loans under long-term revolving credit and letter of credit facilities to PTL.

Other significant exposures to unconsolidated VIEs at December 31, 2011 include an investment in asset-backed securities issued by a senior secured loan fund ($4,009 million); investments in real estate entities ($2,515 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; and exposures to joint ventures that purchase factored receivables ($1,823 million). The vast majority of our other unconsolidated entities consist of passive investments in various asset-backed financing entities.

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the type of investment we hold. Variable interests in partnerships and corporate entities are classified as either equity method or cost method investments. In the ordinary course of business, we also make investments in entities in which we are not the primary beneficiary but may hold a variable interest such as limited partner interests or mezzanine debt investments. These investments are classified in two captions in our financial statements: “All other assets” for investments accounted for under the equity method, and “Financing receivables – net” for debt financing provided to these entities. Our investments in unconsolidated VIEs at December 31, 2011 and December 31, 2010 follow.

	At
	December 31, 2011			December 31, 2010
(In millions)	PTL	All other	Total	PTL	All other	Total

Other assets and investment
securities	$7,038	$6,954	$13,992	$5,790	$4,585	$10,375
Financing receivables – net	–	2,507	2,507	–	2,240	2,240
Total investments	7,038	9,461	16,499	5,790	6,825	12,615
Contractual obligations to fund
investments or guarantees	600	2,253	2,853	600	1,990	2,590
Revolving lines of credit	1,356	92	1,448	2,431	–	2,431
Total	$8,994	$11,806	$20,800	$8,821	$8,815	$17,636

In addition to the entities included in the table above, we also hold passive investments in RMBS, CMBS and ABS issued by VIEs. Such investments were, by design, investment grade at issuance and held by a diverse group of investors. Further information about such investments is provided in Note 3.

(184)

NOTE 25. COMMITMENTS AND GUARANTEES

Commitments

In our Aviation segment, we had committed to provide financing assistance on $2,059 million of future customer acquisitions of aircraft equipped with our engines, including commitments made to airlines in 2011 for future sales under our GE90 and GEnx engine campaigns. The GECAS business of GE Capital had placed multiple-year orders for various Boeing, Airbus and other aircraft with list prices approximating $20,577 million and secondary orders with airlines for used aircraft of approximately $1,621 million at December 31, 2011.

Product Warranties

We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information – mostly historical claims experience – claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows.

(In millions)	2011	2010	2009

Balance at January 1	$1,451	$1,641	$1,675
Current-year provisions	935	537	780
Expenditures	(881)	(710)	(794)
Other changes	117	(17)	(20)
Balance at December 31	$1,622	$1,451	$1,641

Guarantees

At December 31, 2011, we were committed under the following guarantee arrangements beyond those provided on behalf of VIEs. See Note 24.

•
Credit Support. We have provided $5,184 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable these customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed, or possibly by certain other assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $51 million at December 31, 2011.

•
Indemnification Agreements. We have agreements that require us to fund up to $165 million at December 31, 2011 under residual value guarantees on a variety of leased equipment. Under most of our residual value guarantees, our commitment is secured by the leased asset. The liability for these indemnification agreements was $27 million at December 31, 2011.

In connection with the transfer of the NBCU business to Comcast, we have provided guarantees, on behalf of NBCU LLC, for the acquisition of sports programming that are triggered only in the event NBCU LLC fails to meet its payment commitments. At December 31, 2011, our indemnification under these arrangements was $9,290 million. This amount was determined based on our current ownership share of NBCU LLC and will change proportionately based on any future changes to our ownership share. Comcast has agreed to indemnify us for their proportionate ownership share of NBCU LLC relating to our guarantees that existed prior to the transfer of the NBCU business to Comcast of $1,311 million. The liability for our NBCU LLC indemnification agreements was $181 million at December 31, 2011.

(185)

At December 31, 2011, we also had $2,185 million of other indemnification commitments, substantially all of which relate to standard representations and warranties in sales of other businesses or assets.

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

Amounts reported in the “Proceeds from sales of discontinued operations” and “Proceeds from principal business dispositions” lines in the Statement of Cash Flows are net of cash disposed. Amounts reported in the “Payments for principal businesses purchased” line is net of cash acquired and included debt assumed and immediately repaid in acquisitions.

Amounts reported in the “All other operating activities” line in the Statement of Cash Flows consists primarily of adjustments to current and noncurrent accruals and deferrals of costs and expenses, adjustments for gains and losses on assets and adjustments to assets. GECS had non-cash transactions related to foreclosed properties and repossessed assets totaling $865 million, $1,915 million and $1,364 million in 2011, 2010 and 2009, respectively.

(186)

Certain supplemental information related to GE and GECS cash flows is shown below.
(In millions)	2011	2010	2009

GE
Net dispositions (purchases) of GE shares for treasury
Open market purchases under share repurchase program	$(2,065)	$(1,715)	$(85)
Other purchases	(100)	(77)	(129)
Dispositions	709	529	837
	$(1,456)	$(1,263)	$623
GECS
All other operating activities
Net change in other assets	$215	$28	$(344)
Amortization of intangible assets	566	653	905
Net realized losses on investment securities	197	91	473
Cash collateral on derivative contracts	1,247	–	(6,858)
Change in other liabilities	(1,229)	(2,705)	(4,818)
Other	2,285	4,420	(916)
	$3,281	$2,487	$(11,558)
Net decrease (increase) in GECS financing receivables
Increase in loans to customers	$(322,870)	$(309,590)	$(276,140)
Principal collections from customers – loans	332,587	327,196	275,320
Investment in equipment for financing leases	(9,610)	(10,065)	(9,403)
Principal collections from customers – financing leases	12,431	14,743	17,130
Net change in credit card receivables	(6,263)	(4,554)	(28,535)
Sales of financing receivables	8,117	5,331	58,555
	$14,392	$23,061	$36,927
All other investing activities
Purchases of securities by insurance activities	$(1,786)	$(1,712)	$(3,106)
Dispositions and maturities of securities by
insurance activities	2,856	3,136	3,962
Other assets – investments	4,242	2,686	(286)
Change in other receivables	(128)	524	722
Other	2,116	5,313	3,300
	$7,300	$9,947	$4,592
Newly issued debt (maturities longer than 90 days)
Short-term (91 to 365 days)	$10	$2,496	$5,801
Long-term (longer than one year)	43,257	35,475	75,224
Proceeds – non-recourse, leveraged leases	–	–	48
	$43,267	$37,971	$81,073
Repayments and other reductions (maturities
longer than 90 days)
Short-term (91 to 365 days)	$(81,918)	$(95,170)	$(77,444)
Long-term (longer than one year)	(2,786)	(1,571)	(3,491)
Principal payments – non-recourse, leveraged leases	(732)	(638)	(680)
	$(85,436)	$(97,379)	$(81,615)
All other financing activities
Proceeds from sales of investment contracts	$4,396	$5,337	$7,840
Redemption of investment contracts	(6,230)	(8,647)	(10,713)
Other	42	(8)	182
	$(1,792)	$(3,318)	$(2,691)

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

These intercompany transactions are reported in the GE and GECS columns of our financial statements, but are eliminated in deriving our consolidated financial statements. Effects of these eliminations on our consolidated cash flows from operating, investing and financing activities include the following. Net decrease (increase) in activity related to GE customer receivables sold to GECS of $(353) million, $81 million and $(157) million have been eliminated from consolidated cash from operating and investing activities at December 31, 2011, 2010 and 2009, respectively. Capital contributions from GE to GECS of $9,500 million have been eliminated from consolidated cash from investing and financing activities at December 31, 2009. There were no such capital contributions at December 31, 2011 or December 31, 2010. Eliminations of intercompany borrowings (includes GE investment in GECS short-term borrowings, such as commercial paper) of $903 million, $293 million and $715 million have been eliminated from financing activities at December 31, 2011, 2010 and 2009, respectively. Other reclassifications and eliminations of $(205) million, $(205) million and $741 million have been eliminated from consolidated cash from operating activities and $(726) million, $107 million and $(817) million have been eliminated from consolidated cash from investing activities at December 31, 2011, 2010 and 2009, respectively.

NOTE 28. OPERATING SEGMENTS

Basis for presentation

Our operating businesses are organized based on the nature of markets and customers. Segment accounting policies are the same as described in Note 1. Segment results for our financial services businesses reflect the discrete tax effect of transactions.

Effective January 1, 2011, we reorganized the former Technology Infrastructure segment into three segments – Aviation, Healthcare and Transportation. The prior-period results of the Aviation, Healthcare and Transportation businesses are unaffected by this reorganization. Also, beginning January 1, 2011, we allocate service costs related to our principal pension plans and we no longer allocate the retiree costs of our postretirement healthcare benefits to our segments. This revised allocation methodology better aligns segment operating costs to active employee costs that are managed by the segments. This change did not significantly affect our reported segment results.

On January 28, 2011, we sold the assets of our NBCU business in exchange for cash and a 49% interest in a new entity, NBCU LLC (see Note 2). Results of our formerly consolidated subsidiary, NBCU, and our current equity method investment in NBCU LLC are reported in the Corporate items and eliminations line on the Summary of Operating Segments.

On February 22, 2012, we merged our wholly-owned subsidiary, GECS, with and into GECS’ wholly-owned subsidiary, GECC.  Our financial services segment, GE Capital, will continue to comprise the continuing operations of GECC, which now includes the run-off insurance operations previously held and managed in GECS. References to the GE Capital segment in this Form 10-K Report relate to the segment as it existed during 2011 and does not reflect the February 22, 2012 merger.

A description of our operating segments as of December 31, 2011, can be found below, and details of segment profit by operating segment can be found in the Summary of Operating Segments table in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The GE Oil & Gas business sells advanced technology equipment and services for all segments of the offshore and onshore oil and gas industry, from subsea, drilling and production, LNG, pipelines and storage to industrial power generation, refining and petrochemicals. We also provide pipeline integrity solutions, sensor-based measurement, inspection, asset condition monitoring, controls, and radiation measurement solutions. Oil & Gas also offers integrated solutions using sensors for temperature, pressure, moisture, gas and flow rate as well as non-destructive testing inspection equipment, including radiographic, ultrasonic, remote visual and eddy current.

Aviation

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

Transportation

Transportation products and maintenance services include diesel electric locomotives, transit propulsion equipment, motorized wheels for off-highway vehicles, drill motors, marine and stationary power generation, railway signaling and office systems.

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

(189)

GE Capital

CLL has particular mid-market expertise, and primarily offers collateralized loans, leases and other financial services to customers, including manufacturers, distributors and end-users for a variety of equipment and major capital assets. These assets include industrial-related facilities and equipment; vehicles; corporate aircraft; and equipment used in many industries, including the construction, manufacturing, transportation, media, communications, entertainment and healthcare industries.

Consumer offers a full range of financial products including private-label credit cards; personal loans; bank cards; auto loans and leases; mortgages; debt consolidation; home equity loans; deposits and other savings products; and small and medium enterprise lending on a global basis.

Real Estate offers a comprehensive range of capital and investment solutions and finances, with both equity and loan structures, the acquisition, refinancing and renovation of office buildings, apartment buildings, retail facilities, hotels, parking facilities and industrial properties.

Energy Financial Services offers financial products to the global energy industry including structured equity, debt, leasing, partnership financing, product finance, and broad-based commercial finance.

GECAS provides financial products to airlines, aircraft operators, owners, lenders and investors, including leases, and secured loans on commercial passenger aircraft, freighters and regional jets; engine leasing and financing services; aircraft parts solutions; and airport equity and debt financing.

Revenues
	Total revenues(a)			Intersegment revenues(b)			External revenues
(In millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009

Energy Infrastructure	$43,694	$37,514	$40,648	$325	$316	$633	$43,369	$37,198	$40,015
Aviation	18,859	17,619	18,728	417	155	234	18,442	17,464	18,494
Healthcare	18,083	16,897	16,015	65	30	40	18,018	16,867	15,975
Transportation	4,885	3,370	3,827	33	77	72	4,852	3,293	3,755
Home & Business
Solutions	8,465	8,648	8,443	58	49	33	8,407	8,599	8,410
Total industrial	93,986	84,048	87,661	898	627	1,012	93,088	83,421	86,649
GE Capital	45,730	46,422	48,906	1,072	1,208	1,469	44,658	45,214	47,437
Corporate items
and eliminations(c)	7,584	19,123	17,871	(1,970)	(1,835)	(2,481)	9,554	20,958	20,352
Total	$147,300	$149,593	$154,438	$–	$–	$–	$147,300	$149,593	$154,438

(a)	Revenues of GE businesses include income from sales of goods and services to customers and other income.

(b)	Sales from one component to another generally are priced at equivalent commercial selling prices.

(c)	Includes the results of NBCU (our formerly consolidated subsidiary) and our current equity method investment in NBCUniversal LLC.

Revenues from customers located in the United States were $69,820 million, $75,104 million and $75,782 million in 2011, 2010 and 2009, respectively. Revenues from customers located outside the United States were $77,480 million, $74,489 million and $78,656 million in 2011, 2010 and 2009, respectively.

(190)

				Property, plant and
	Assets(a)(b)			equipment additions(c)			Depreciation and amortization
	At December 31			For the years ended December 31			For the years ended December 31
(In millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009

Energy Infrastructure	$54,389	$38,606	$36,663	$2,078	$954	$1,012	$1,235	$911	$994
Aviation	23,567	21,175	20,377	699	471	442	569	565	539
Healthcare	27,981	27,784	27,163	378	249	302	869	994	876
Transportation	2,633	2,515	2,714	193	69	68	88	85	82
Home & Business
Solutions	4,645	4,280	4,955	278	229	201	287	354	366
GE Capital	552,514	565,337	597,877	9,882	7,674	6,442	7,636	8,367	9,175
Corporate items
and eliminations	51,513	88,096	92,200	56	175	203	233	257	668
Total	$717,242	$747,793	$781,949	$13,564	$9,821	$8,670	$10,917	$11,533	$12,700

(a)
Assets of discontinued operations, NBCU (our formerly consolidated subsidiary) and our current equity method investment in NBCUniversal LLC are included in Corporate items and eliminations for all periods presented.

(b)
Total assets of the Energy Infrastructure, Aviation, Healthcare, Transportation, Home & Business Solutions and GE Capital operating segments at December 31, 2011, include investment in and advances to associated companies of $907 million, $420 million, $532 million, $11 million, $439 million and $23,589 million, respectively. Investments in and advances to associated companies contributed approximately $46 million, $70 million, $(38) million, $1 million, $23 million and $2,337 million to segment pre-tax income of Energy Infrastructure, Aviation, Healthcare, Transportation, Home & Business Solutions and GE Capital operating segments, respectively, for the year ended December 31, 2011. Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest included: total assets of $161,913 million, primarily financing receivables of $57,617 million; total liabilities of $102,066 million, primarily debt of $56,596 million; revenues totaling $42,323 million; and net earnings totaling $3,963 million.

(c)	Additions to property, plant and equipment include amounts relating to principal businesses purchased.

	Interest and other financial charges			Provision (benefit) for income taxes
(In millions)	2011	2010	2009	2011	2010	2009

GE Capital	$13,845	$14,494	$16,878	$984	$(949)	$(3,807)
Corporate items and eliminations(a)	700	1,059	819	4,748	1,982	2,665
Total	$14,545	$15,553	$17,697	$5,732	$1,033	$(1,142)

(a)
Included amounts for Energy Infrastructure, Aviation, Healthcare, Transportation, Home & Business Solutions and NBCU (prior to its deconsolidation in 2011), for which our measure of segment profit excludes interest and other financial charges and income taxes.

Property, plant and equipment – net associated with operations based in the United States were $19,672 million, $17,596 million and $19,798 million at year-end 2011, 2010 and 2009, respectively. Property, plant and equipment – net associated with operations based outside the United States were $46,067 million, $48,616 million and $49,169 million at year-end 2011, 2010 and 2009, respectively.

(191)

NOTE 29. QUARTERLY INFORMATION (UNAUDITED)

	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions; per-share amounts in dollars)	2011	2010	2011	2010	2011	2010	2011	2010

Consolidated operations
Earnings from continuing operations	$3,471	$2,351	$3,621	$3,306	$3,264	$3,264	$4,010	$4,131
Earnings (loss) from discontinued
operations	56	(353)	217	(101)	1	(1,052)	(197)	633
Net earnings	3,527	1,998	3,838	3,205	3,265	2,212	3,813	4,764
Less net earnings attributable to
noncontrolling interests	(94)	(53)	(74)	(96)	(41)	(157)	(83)	(229)
Net earnings attributable to
the Company	3,433	1,945	3,764	3,109	3,224	2,055	3,730	4,535
Preferred stock dividends declared	(75)	(75)	(75)	(75)	(881)	(75)	–	(75)
Net earnings attributable to GE
common shareowners	$3,358	$1,870	$3,689	$3,034	$2,343	$1,980	$3,730	$4,460
Per-share amounts – earnings from
continuing operations
Diluted earnings per share	$0.31	$0.21	$0.33	$0.29	$0.22	$0.28	$0.37	$0.36
Basic earnings per share	0.31	0.21	0.33	0.29	0.22	0.28	0.37	0.36
Per-share amounts – earnings (loss)
from discontinued operations
Diluted earnings per share	0.01	(0.03)	0.02	(0.01)	–	(0.10)	(0.02)	0.06
Basic earnings per share	0.01	(0.03)	0.02	(0.01)	–	(0.10)	(0.02)	0.06
Per-share amounts – net earnings
Diluted earnings per share	0.32	0.17	0.35	0.28	0.22	0.18	0.35	0.42
Basic earnings per share	0.32	0.17	0.35	0.28	0.22	0.18	0.35	0.42

Selected data
GE
Sales of goods and services	$22,102	$23,509	$22,961	$24,403	$23,230	$23,593	$26,743	$28,715
Gross profit from sales	5,290	6,146	5,404	7,295	6,520	6,973	9,018	8,278
GECS
Total revenues	13,041	12,633	12,443	12,632	12,018	11,954	11,579	12,662
Earnings from continuing operations
attributable to the Company	1,768	502	1,593	734	1,453	780	1,618	1,007

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2011, and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the report of our independent registered public accounting firm appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(192)

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant (As of February 1, 2012)

			Date assumed
			Executive
Name	Position	Age	Officer Position

Jeffrey R. Immelt	Chairman of the Board and Chief Executive Officer	55	January 1997
Kathryn A. Cassidy	Senior Vice President and GE Treasurer	57	March 2003
Pamela Daley	Senior Vice President, Corporate Business Development	59	July 2004
Brackett B. Denniston III	Senior Vice President and General Counsel	64	February 2004
John Krenicki, Jr.	Vice Chairman of General Electric Company;
	President & CEO, GE Energy Infrastructure	49	July 2008
John F. Lynch	Senior Vice President, Human Resources	59	January 2007
Jamie S. Miller	Vice President, Controller and Chief Accounting Officer	43	April 2008
Michael A. Neal	Vice Chairman of General Electric Company;
	President & CEO, GE Capital	58	September 2002
John G. Rice	Vice Chairman of General Electric Company;
	President & CEO, Global Growth & Operations	55	September 1997
Keith S. Sherin	Vice Chairman of General Electric Company and
	Chief Financial Officer	53	January 1999

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

The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Corporate Governance” and “Board of Directors and Committees” in our definitive proxy statement for our 2012 Annual Meeting of Shareowners to be held April 25, 2012, which will be filed within 120 days of the end of our fiscal year ended December 31, 2011 (the 2012 Proxy Statement).

Item 11. Executive Compensation.

Incorporated by reference to “Compensation Discussion and Analysis,” “Compensation Committee Report,” “2011 Summary Compensation Table,” “2011 Grants of Plan-Based Awards,” “2011 Outstanding Equity Awards at Fiscal Year-End,” “2011 Option Exercises and Stock Vested,” “2011 Pension Benefits,” “2011 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination” and “2011 Non-management Directors’ Compensation” in the 2012 Proxy Statement.

(193)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to “Information on Stock Ownership” in the 2012 Proxy Statement. The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is provided in Note 16 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to “Related Person Transactions” and “Corporate Governance” in the 2012 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Incorporated by reference to “Independent Auditor” in the 2012 Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)1. Financial Statements

Included in Part II of this report:

Statement of Earnings for the years ended December 31, 2011, 2010 and 2009
Consolidated Statement of Changes in Shareowners’ Equity for the years ended December 31, 2011, 2010 and 2009
Statement of Financial Position at December 31, 2011 and 2010
Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Management’s Annual Report on Internal Control Over Financial Reporting
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

(194)

(a)3. Exhibit Index
2(a)
Master Agreement dated as of December 3, 2009 by and among General Electric Company, NBC Universal, Inc., Comcast Corporation and Navy, LLC. (Incorporated by reference to Exhibit 2(a) to General Electric’s Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2009).

2(b)
Amended and Restated Limited Liability Company Agreement of Navy, LLC. (Incorporated by reference to Exhibit 10.50 to Comcast Corporation’s Annual Report on Form 10-K (Commission file number 001-32871) for the fiscal year ended December 31, 2010).

3(a)
The Certificate of Incorporation, as amended, of General Electric Company (Incorporated by reference to Exhibit 3(a) of General Electric’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (Commission file number 001-00035)).

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

(195)

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

4(m)
Tenth Amended and Restated Fiscal and Paying Agency Agreement among GECC, GE Capital Australia Funding Pty Ltd., GE Capital European Funding, GE Capital Canada Funding Company, GE Capital U.K. Funding and The Bank of New York Mellon and The Bank of New York Mellon (Luxembourg) S.A., as fiscal and paying agents, dated as of April 6, 2011 (Incorporated by reference to Exhibit 4(r) to GECC’s Registration Statement on Form S-3, File No. 333-178262 (Commission file number 001-06461)).

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

(10)	Except for 10(w) and (x) below, all of the following exhibits consist of Executive Compensation Plans or Arrangements:

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

(196)

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

(g)
General Electric Supplementary Pension Plan, as amended effective January 1, 2011 (Incorporated by reference to Exhibit 10(g) to General Electric’s Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2010).

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

(197)

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

(s)
First Restatement of the General Electric International Employee Stock Purchase Plan effective May 1, 2002 (Incorporated by reference to Exhibit 4.1 to General Electric's Registration Statement on Form S-8, File No. 333-163106 (Commission file number 001-00035)).

(t)
Form of Agreement for Long Term Performance Award Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan (Incorporated by reference to Exhibit 10 of General Electric’s Current Report on Form 8-K dated February 12, 2010 (Commission file number 001-00035)).

(u)
Time Sharing Agreement dated November 22, 2010 between General Electric Company and Jeffrey R. Immelt (Incorporated by reference to Exhibit 10(z) to General Electric’s Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2010).

(v)
GE Stock Option Grant Agreement Dated March 4, 2010 for Jeffrey R. Immelt Terms & Conditions as Amended April 18, 2011 (Incorporated by reference to Exhibit 10(h) of General Electric’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (Commission file number 001-00035)).

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

(198)

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

99(d)
Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12(a) to General Electric Capital Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file number 001-06461)).

(101)
The following materials from General Electric Company's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings for the years ended December 31, 2011, 2010 and 2009, (ii) Consolidated Statement of Changes in Shareowners' Equity for the years ended December 31, 2011, 2010 and 2009, (iii) Statement of Financial Position at December 31, 2011 and 2010, (iv) Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) the Notes to Consolidated Financial Statements.

*	Filed electronically herewith.
**
Information required to be presented in Exhibit 11 is provided in Note 20 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

(199)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2011, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the Town of Fairfield and State of Connecticut on the 24th day of February 2012.

General Electric Company (Registrant)

By	/s/ Keith S. Sherin
Keith S. Sherin Vice Chairman and Chief Financial Officer (Principal Financial Officer)

(200)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signer	Title	Date

	/s/ Keith S. Sherin	Principal Financial Officer	February 24, 2012
Keith S. Sherin Vice Chairman and Chief Financial Officer

	/s/ Jamie S. Miller	Principal Accounting Officer	February 24, 2012
Jamie S. Miller Vice President and Controller

	Jeffrey R. Immelt*	Chairman of the Board of Directors (Principal Executive Officer)

	W. Geoffrey Beattie*	Director
	James I. Cash, Jr.*	Director
	Ann M. Fudge*	Director
	Susan Hockfield*	Director
	Andrea Jung*	Director
	Alan G. Lafley*	Director
	Robert W. Lane*	Director
	Ralph S. Larsen*	Director
	Rochelle B. Lazarus*	Director
	James J. Mulva*	Director
	Sam Nunn*	Director
	Roger S. Penske*	Director
	Robert J. Swieringa*	Director
	James S. Tisch*	Director
	Douglas A. Warner III*	Director

A majority of the Board of Directors

*By	/s/ Christoph A. Pereira
Christoph A. Pereira Attorney-in-fact February 24, 2012

(201)