Form 10-Q/A
period 2012-03-31
GENERAL ELECTRIC CO
filed 2012-05-09
CIK 40545

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

(1)

Explanatory Note

This amendment (Form 10-Q/A) is being provided for the sole purpose of furnishing an amended Exhibit 99(a) - Financial Measures That Supplement Generally Accepted Accounting Principles, originally filed with our Form 10-Q for the period ended March 31, 2012 as filed on May 4, 2012.  As a result of a technical error, the Exhibit 99(a) furnished in the Form 10-Q as originally filed was erroneously truncated and missing the last two pages of the exhibit.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

(2)

Item 6. Exhibits.

Exhibit 99(a)	Financial Measures That Supplement Generally Accepted Accounting Principles.

(3)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
May 9, 2012	/s/ Jamie S. Miller
Date	Jamie S. Miller Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(4)