Form 10-Q/A
period 2012-03-31
GENERAL ELECTRIC CO
filed 2012-05-23
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 2
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

There were 10,595,312,000 shares of common stock with a par value of $0.06 per share outstanding at May 4, 2012.

(1)

Explanatory Note

This amendment (Form 10-Q/A, Amendment No. 2) is being provided for the purpose of including Exhibits 31(a) and 31(b), Certifications Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, with our Form 10-Q/A, Amendment No. 1 that was filed on May 9, 2012.  Our Form 10-Q/A, Amendment No. 1 included an amended Exhibit 99(a) - Financial Measures That Supplement Generally Accepted Accounting Principles, originally filed on May 4, 2012 with our Form 10-Q for the period ended March 31, 2012.  As a result of a technical error, the Exhibit 99(a) furnished in the Form 10-Q as originally filed was erroneously truncated and missing the last two pages of the exhibit.  We have included in this Amendment No. 2 Exhibit 99(a) in its entirety and Exhibits 31(a) and 31(b) dated as of the date hereof.

No other changes have been made to the Form 10-Q or the Form 10-Q/A, Amendment No. 1.  This Form 10-Q/A, Amendment No. 2 does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any other disclosures made in the Form 10-Q.

Item 6. Exhibits.

Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 99(a)	Financial Measures That Supplement Generally Accepted Accounting Principles.

(2)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
May 23, 2012	/s/ Jamie S. Miller
Date	Jamie S. Miller Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(3)