Form 10-Q
period 2012-06-30
GENERAL ELECTRIC CO
filed 2012-07-30
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012 OR

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

There were 10,558,844,000 shares of common stock with a par value of $0.06 per share outstanding at July 1, 2012.

(1)

General Electric Company

Page
Part I - Financial Information

Item 1. Financial Statements
Condensed Statement of Earnings
Three Months Ended June 30, 2012	3
Six Months Ended June 30, 2012	4
Condensed, Consolidated Statement of Comprehensive Income	5
Condensed, Consolidated Statement of Changes in Shareowners' Equity	5
Condensed Statement of Financial Position	6
Condensed Statement of Cash Flows	7
Summary of Operating Segments	8
Notes to Condensed, Consolidated Financial Statements (Unaudited)	9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	59
Item 3. Quantitative and Qualitative Disclosures About Market Risk	86
Item 4. Controls and Procedures	86

Part II - Other Information

Item 1. Legal Proceedings Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers	87 88
Item 6. Exhibits	89
Signatures	90

Forward-Looking Statements

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; potential market disruptions or other impacts arising in the United States or Europe from developments in the European sovereign debt situation; the impact of conditions in the financial and credit markets on the availability and cost of General Electric Capital Corporation’s (GECC) funding and on our ability to reduce GECC’s asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; changes in Japanese consumer behavior that may affect our estimates of liability for excess interest refund claims (GE Money Japan); pending and future mortgage securitization claims and litigation in connection with WMC, which may affect our estimates of liability, including possible loss estimates; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the adequacy of our cash flow and earnings and other conditions which may affect our ability to pay our quarterly dividend at the planned level; GECC’s ability to pay dividends to GE at the planned level; the level of demand and financial performance of the major industries we serve, including, without limitation, air and rail transportation, energy generation, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation; strategic actions, including acquisitions, joint ventures and dispositions and our success in completing announced transactions and integrating acquired businesses; the impact of potential information technology or data security breaches; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

(2)

Part I. Financial Information

Item 1. Financial Statements.

General Electric Company and consolidated affiliates

Condensed Statement of Earnings

	Three months ended June 30 (Unaudited)
	Consolidated		GE(a)		Financial Services (GECC)
(In millions, except share amounts)	2012	2011	2012	2011	2012	2011

Revenues and other income
Sales of goods	$18,185	$16,223	$18,215	$16,181	$26	$42
Sales of services	6,818	6,685	6,923	6,780	–	–
Other income	393	624	409	676	–	–
GECC earnings from continuing operations	–	–	2,122	1,615	–	–
GECC revenues from services	11,105	12,091	–	–	11,432	12,398
Total revenues and other income	36,501	35,623	27,669	25,252	11,458	12,440

Costs and expenses
Cost of goods sold	14,797	12,952	14,831	12,914	23	38
Cost of services sold	4,402	4,465	4,507	4,559	–	–
Interest and other financial charges	3,211	3,770	351	321	2,988	3,598
Investment contracts, insurance losses and
insurance annuity benefits	662	746	–	–	702	790
Provision for losses on financing receivables	743	792	–	–	743	792
Other costs and expenses	8,501	8,362	3,911	3,288	4,764	5,241
Total costs and expenses	32,316	31,087	23,600	21,082	9,220	10,459

Earnings from continuing operations
before income taxes	4,185	4,536	4,069	4,170	2,238	1,981
Benefit (provision) for income taxes	(494)	(892)	(392)	(546)	(102)	(346)
Earnings from continuing operations	3,691	3,644	3,677	3,624	2,136	1,635
Earnings (loss) from discontinued operations,
net of taxes	(553)	194	(553)	194	(553)	195
Net earnings (loss)	3,138	3,838	3,124	3,818	1,583	1,830
Less net earnings (loss) attributable to
noncontrolling interests	33	74	19	54	14	20
Net earnings (loss) attributable to the Company	3,105	3,764	3,105	3,764	1,569	1,810
Preferred stock dividends declared	–	(75)	–	(75)	–	–
Net earnings (loss) attributable to GE common
shareowners	$3,105	$3,689	$3,105	$3,689	$1,569	$1,810

Amounts attributable to the Company
Earnings from continuing operations	$3,658	$3,570	$3,658	$3,570	$2,122	$1,615
Earnings (loss) from discontinued operations,
net of taxes	(553)	194	(553)	194	(553)	195
Net earnings (loss) attributable to the Company	$3,105	$3,764	$3,105	$3,764	$1,569	$1,810

Per-share amounts
Earnings from continuing operations
Diluted earnings per share	$0.34	$0.33
Basic earnings per share	$0.35	$0.33

Net earnings
Diluted earnings per share	$0.29	$0.35
Basic earnings per share	$0.29	$0.35

Dividends declared per common share	$0.17	$0.15

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis.

See Note 3 for other-than-temporary impairment amounts.

See accompanying notes. Separate information is shown for "GE" and "Financial Services (GECC)." Transactions between GE and GECC have been eliminated from the "Consolidated" columns.

(3)

General Electric Company and consolidated affiliates

Condensed Statement of Earnings

	Six months ended June 30 (Unaudited)
	Consolidated		GE(a)		Financial Services (GECC)
(In millions, except share amounts)	2012	2011	2012	2011	2012	2011

Revenues and other income
Sales of goods	$35,500	$30,712	$35,572	$30,670	$56	$84
Sales of services	13,030	14,187	13,253	14,393	–	–
Other income	950	4,249	1,009	4,341	–	–
GECC earnings from continuing operations	–	–	3,914	3,405	–	–
GECC revenues from services	22,203	24,804	–	–	22,844	25,392
Total revenues and other income	71,683	73,952	53,748	52,809	22,900	25,476

Costs and expenses
Cost of goods sold	28,262	24,768	28,343	24,732	48	78
Cost of services sold	8,806	9,365	9,029	9,570	–	–
Interest and other financial charges	6,569	7,566	666	676	6,184	7,182
Investment contracts, insurance losses and
insurance annuity benefits	1,399	1,482	–	–	1,473	1,559
Provision for losses on financing receivables	1,606	1,932	–	–	1,606	1,932
Other costs and expenses	16,930	16,869	7,914	6,687	9,360	10,494
Total costs and expenses	63,572	61,982	45,952	41,665	18,671	21,245

Earnings (loss) from continuing operations
before income taxes	8,111	11,970	7,796	11,144	4,229	4,231
Benefit (provision) for income taxes	(1,131)	(4,834)	(842)	(4,059)	(289)	(775)
Earnings from continuing operations	6,980	7,136	6,954	7,085	3,940	3,456
Earnings (loss) from discontinued operations,
net of taxes	(770)	229	(770)	229	(770)	230
Net earnings (loss)	6,210	7,365	6,184	7,314	3,170	3,686
Less net earnings (loss) attributable to
noncontrolling interests	71	168	45	117	26	51
Net earnings (loss) attributable to the Company	6,139	7,197	6,139	7,197	3,144	3,635
Preferred stock dividends declared	–	(150)	–	(150)	–	–
Net earnings (loss) attributable to GE common
shareowners	$6,139	$7,047	$6,139	$7,047	$3,144	$3,635

Amounts attributable to the Company
Earnings from continuing operations	$6,909	$6,968	$6,909	$6,968	$3,914	$3,405
Earnings (loss) from discontinued operations,
net of taxes	(770)	229	(770)	229	(770)	230
Net earnings (loss) attributable to the Company	$6,139	$7,197	$6,139	$7,197	$3,144	$3,635

Per-share amounts
Earnings from continuing operations
Diluted earnings per share	$0.65	$0.64
Basic earnings per share	$0.65	$0.64

Net earnings
Diluted earnings per share	$0.58	$0.66
Basic earnings per share	$0.58	$0.66

Dividends declared per common share	$0.34	$0.29

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis.

See Note 3 for other-than-temporary impairment amounts.

See accompanying notes. Separate information is shown for “GE” and “Financial Services (GECC).” Transactions between GE and GECC have been eliminated from the “Consolidated” columns.

(4)

General Electric Company and consolidated affiliates
Condensed, Consolidated Statement of Comprehensive Income

	Three months ended June 30 (Unaudited)		Six months ended June 30 (Unaudited)
(In millions)	2012	2011	2012	2011

Net earnings	$3,138	$3,838	$6,210	$7,365
Less: Net earnings (loss) attributable to noncontrolling interests	33	74	71	168
Net earnings attributable to GE	$3,105	$3,764	$6,139	$7,197

Other comprehensive income (loss), net of tax
Investment securities	$169	$393	$506	$204
Currency translation adjustments	(1,330)	1,814	(998)	4,353
Cash flow hedges	21	(185)	145	(259)
Benefit plans	560	505	1,600	1,098
Other comprehensive income (loss), net of tax	(580)	2,527	1,253	5,396
Less: Other comprehensive income (loss) attributable to
noncontrolling interests	10	(19)	2	(4)
Other comprehensive income (loss) attributable to GE	$(590)	$2,546	$1,251	$5,400

Comprehensive income, net of tax	$2,558	$6,365	$7,463	$12,761
Less: Comprehensive income attributable to
noncontrolling interests	43	55	73	164
Comprehensive income attributable to GE	$2,515	$6,310	$7,390	$12,597

General Electric Company and consolidated affiliates
Condensed, Consolidated Statement of Changes in Shareowners' Equity

	Six months ended June 30 (Unaudited)
(In millions)	2012	2011

Beginning balance	$116,438	$118,936
Dividends and other transactions with shareowners	(3,709)	(3,459)
Other comprehensive income (loss), net of tax	1,251	5,400
Increases from net earnings attributable to the company	6,139	7,197
Ending balance	120,119	128,074
Noncontrolling interests	3,780	2,323
Total equity	$123,899	$130,397

(5)

General Electric Company and consolidated affiliates
Condensed Statement of Financial Position
	Consolidated		GE(a)		Financial Services (GECC)
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(In millions, except share amounts)	2012	2011	2012	2011	2012	2011
	(Unaudited)		(Unaudited)		(Unaudited)
Assets
Cash and equivalents	$74,295	$84,501	$8,644	$8,382	$66,252	$76,702
Investment securities	47,931	47,374	28	18	47,906	47,359
Current receivables	19,295	19,531	11,323	11,807	–	–
Inventories	15,440	13,792	15,380	13,741	60	51
Financing receivables – net	264,848	279,918	–	–	273,984	288,847
Other GECC receivables	7,696	7,561	–	–	13,701	13,390
Property, plant and equipment – net	66,660	65,739	14,655	14,283	51,969	51,419
Investment in GECC	–	–	77,600	77,110	–	–
Goodwill	72,401	72,625	45,329	45,395	27,072	27,230
Other intangible assets – net	11,738	12,068	10,295	10,522	1,443	1,546
All other assets	109,288	111,701	37,762	36,675	71,897	75,612
Assets of businesses held for sale	3,039	711	–	–	3,039	711
Assets of discontinued operations	1,490	1,721	9	52	1,481	1,669
Total assets(b)	$694,121	$717,242	$221,025	$217,985	$558,804	$584,536

Liabilities and equity
Short-term borrowings	$126,319	$137,611	$7,324	$2,184	$119,796	$136,333
Accounts payable, principally trade accounts	16,718	16,400	14,249	14,209	7,700	7,239
Progress collections and price adjustments accrued	9,982	10,402	10,913	11,349	–	–
Dividends payable	1,798	1,797	1,798	1,797	–	–
Other GE current liabilities	14,967	14,796	14,967	14,796	–	–
Non-recourse borrowings of consolidated
securitization entities	30,696	29,258	–	–	30,696	29,258
Bank deposits	41,942	43,115	–	–	41,942	43,115
Long-term borrowings	229,817	243,459	4,391	9,405	225,539	234,391
Investment contracts, insurance liabilities
and insurance annuity benefits	27,790	29,774	–	–	28,328	30,198
All other liabilities	67,514	70,653	53,249	53,826	14,759	17,334
Deferred income taxes	456	(131)	(6,936)	(7,183)	7,392	7,052
Liabilities of businesses held for sale	283	345	–	–	283	345
Liabilities of discontinued operations	1,940	1,629	157	158	1,783	1,471
Total liabilities(b)	570,222	599,108	100,112	100,541	478,218	506,736

GECC preferred stock (22,500 outstanding at June 30, 2012)	–	–	–	–	–	–
Common stock (10,558,844,000 and 10,573,017,000
shares outstanding at June 30, 2012 and
December 31, 2011, respectively)	702	702	702	702	–	–

Accumulated other comprehensive income – net(c)
Investment securities	472	(30)	472	(30)	476	(33)
Currency translation adjustments	(861)	133	(861)	133	(673)	(399)
Cash flow hedges	(1,031)	(1,176)	(1,031)	(1,176)	(989)	(1,101)
Benefit plans	(21,303)	(22,901)	(21,303)	(22,901)	(568)	(563)
Other capital	33,498	33,693	33,498	33,693	29,859	27,628
Retained earnings	140,324	137,786	140,324	137,786	51,722	51,578
Less common stock held in treasury	(31,682)	(31,769)	(31,682)	(31,769)	–	–

Total GE shareowners’ equity	120,119	116,438	120,119	116,438	79,827	77,110
Noncontrolling interests(d)	3,780	1,696	794	1,006	759	690
Total equity	123,899	118,134	120,913	117,444	80,586	77,800

Total liabilities and equity	$694,121	$717,242	$221,025	$217,985	$558,804	$584,536

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis.

(b)
Our consolidated assets at June 30, 2012 include total assets of $47,514 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets include net financing receivables of $38,554 million and investment securities of $4,874 million. Our consolidated liabilities at June 30, 2012 include liabilities of certain VIEs for which the VIE creditors do not have recourse to GE. These liabilities include non-recourse borrowings of consolidated securitization entities (CSEs) of $29,796 million. See Note 18.

(c)	The sum of accumulated other comprehensive income - net was $(22,723) million and $(23,974) million at June 30, 2012 and December 31, 2011, respectively.

(d)	Included accumulated other comprehensive income - net attributable to noncontrolling interests of $(170) million and $(168) million at June 30, 2012 and December 31, 2011, respectively.

See accompanying notes. Separate information is shown for "GE" and "Financial Services (GECC)." Transactions between GE and GECC have been eliminated from the "Consolidated" columns.

(6)

General Electric Company and consolidated affiliates
Condensed Statement of Cash Flows
	Six months ended June 30 (Unaudited)
	Consolidated		GE(a)		Financial Services (GECC)
(In millions)	2012	2011	2012	2011	2012	2011

Cash flows – operating activities
Net earnings	$6,210	$7,365	$6,184	$7,314	$3,170	$3,686
Less net earnings (loss) attributable to noncontrolling interests	71	168	45	117	26	51
Net earnings attributable to the Company	6,139	7,197	6,139	7,197	3,144	3,635
(Earnings) loss from discontinued operations	770	(229)	770	(229)	770	(230)
Adjustments to reconcile net earnings attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property,
plant and equipment	4,493	4,594	1,124	1,026	3,369	3,568
Earnings from continuing operations retained by GECC(b)	–	–	(914)	(3,405)	–	–
Deferred income taxes	(219)	(3,170)	(547)	(97)	328	(3,073)
Decrease (increase) in GE current receivables	(9)	43	296	(726)	–	–
Decrease (increase) in inventories	(1,645)	(2,212)	(1,615)	(2,196)	(9)	14
Increase (decrease) in accounts payable	872	1,177	698	1,176	201	885
Increase (decrease) in GE progress collections	(299)	(435)	(316)	(356)	–	–
Provision for losses on GECC financing receivables	1,606	1,932	–	–	1,606	1,932
All other operating activities	2,554	5,569	1,154	1,990	1,415	2,976
Cash from (used for) operating activities – continuing
operations	14,262	14,466	6,789	4,380	10,824	9,707
Cash from (used for) operating activities – discontinued
operations	(45)	674	–	–	(45)	674
Cash from (used for) operating activities	14,217	15,140	6,789	4,380	10,779	10,381

Cash flows – investing activities
Additions to property, plant and equipment	(7,307)	(6,538)	(2,020)	(1,544)	(5,514)	(5,118)
Dispositions of property, plant and equipment	2,726	3,505	–	–	2,726	3,505
Net decrease (increase) in GECC financing receivables	5,924	15,957	–	–	5,798	16,749
Proceeds from sale of discontinued operations	–	4,371	–	–	–	4,371
Proceeds from principal business dispositions	117	7,897	29	5,820	88	2,077
Payments for principal businesses purchased	(394)	(7,519)	(394)	(7,426)	–	(93)
All other investing activities	3,535	3,715	37	(340)	3,779	3,659
Cash from (used for) investing activities – continuing
operations	4,601	21,388	(2,348)	(3,490)	6,877	25,150
Cash from (used for) investing activities – discontinued
operations	37	(614)	–	–	37	(614)
Cash from (used for) investing activities	4,638	20,774	(2,348)	(3,490)	6,914	24,536

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	(731)	(1,548)	(143)	1,288	(621)	(2,857)
Net increase (decrease) in bank deposits	(890)	2,464	–	–	(890)	2,464
Newly issued debt (maturities longer than 90 days)	30,053	27,009	167	137	29,658	26,964
Repayments and other reductions (maturities longer
than 90 days)	(52,868)	(44,967)	(24)	206	(52,844)	(45,173)
Proceeds from issuance of GECC preferred stock	2,227	–	–	–	2,227	–
Net dispositions (purchases) of GE shares for treasury	(505)	(695)	(505)	(695)	–	–
Dividends paid to shareowners	(3,601)	(3,128)	(3,601)	(3,128)	(3,000)	–
Purchase of subsidiary shares from
noncontrolling interest	–	(4,298)	–	(4,298)	–	–
All other financing activities	(2,416)	(1,061)	(62)	(125)	(2,354)	(936)
Cash from (used for) financing activities – continuing
operations	(28,731)	(26,224)	(4,168)	(6,615)	(27,824)	(19,538)
Cash from (used for) financing activities – discontinued
operations	–	(42)	–	–	–	(42)
Cash from (used for) financing activities	(28,731)	(26,266)	(4,168)	(6,615)	(27,824)	(19,580)
Effect of currency exchange rate changes on cash
and equivalents	(338)	2,480	(11)	73	(327)	2,407
Increase (decrease) in cash and equivalents	(10,214)	12,128	262	(5,652)	(10,458)	17,744
Cash and equivalents at beginning of year	84,622	79,084	8,382	19,241	76,823	60,398
Cash and equivalents at June 30	74,408	91,212	8,644	13,589	66,365	78,142
Less cash and equivalents of discontinued operations
at June 30	113	159	–	–	113	159
Cash and equivalents of continuing operations
at June 30	$74,295	$91,053	$8,644	$13,589	$66,252	$77,983

(a) (b)
Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis.
Represents GECC earnings from continuing operations attributable to the Company, net of GECC dividends paid to GE.

See accompanying notes. Separate information is shown for "GE" and "Financial Services (GECC)." Transactions between GE and GECC have been eliminated from the "Consolidated" columns and are discussed in Note 19.

(7)

Summary of Operating Segments
General Electric Company and consolidated affiliates

	Three months ended June 30		Six months ended June 30
	(Unaudited)		(Unaudited)
(In millions)	2012	2011	2012	2011

Revenues(a)
Energy Infrastructure	$11,919	$10,402	$23,087	$19,851
Aviation	4,855	4,732	9,746	9,100
Healthcare	4,500	4,498	8,800	8,588
Transportation	1,565	1,231	2,835	2,134
Home & Business Solutions	2,204	2,153	4,295	4,142
Total industrial segment revenues	25,043	23,016	48,763	43,815
GE Capital	11,458	12,440	22,900	25,476
Total segment revenues	36,501	35,456	71,663	69,291
Corporate items and eliminations(a)	–	167	20	4,661
Consolidated revenues and other income	$36,501	$35,623	$71,683	$73,952

Segment profit(a)
Energy Infrastructure	$1,755	$1,552	$3,279	$2,933
Aviation	922	959	1,784	1,800
Healthcare	694	711	1,279	1,242
Transportation	282	178	514	335
Home & Business Solutions	91	106	157	180
Total industrial segment profit	3,744	3,506	7,013	6,490
GE Capital	2,122	1,615	3,914	3,405
Total segment profit	5,866	5,121	10,927	9,895
Corporate items and eliminations(a)	(1,465)	(684)	(2,510)	1,808
GE interest and other financial charges	(351)	(321)	(666)	(676)
GE provision for income taxes	(392)	(546)	(842)	(4,059)
Earnings from continuing operations attributable
to the Company	3,658	3,570	6,909	6,968
Earnings (loss) from discontinued operations,
net of taxes, attributable to the Company	(553)	194	(770)	229
Consolidated net earnings attributable to
the Company	$3,105	$3,764	$6,139	$7,197

(a)
Segment revenues includes both revenues and other income related to the segment. Segment profit excludes results reported as discontinued operations, earnings attributable to noncontrolling interests of consolidated subsidiaries, GECC preferred stock dividends declared and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured – excluded in determining segment profit, which we sometimes refer to as “operating profit,” for Energy Infrastructure, Aviation, Healthcare, Transportation and Home & Business Solutions; included in determining segment profit, which we sometimes refer to as “net earnings,” for GE Capital. Results of our run-off insurance operations previously reported in Corporate items and eliminations are now reported in GE Capital.

See accompanying notes.

(8)

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

Our financial services segment, GE Capital, comprises the continuing operations of GECC, which includes the run-off insurance operations previously held and managed in GECS. Unless otherwise indicated, references to GECC and the GE Capital segment in this Form 10-Q Report relate to the entity or segment as they exist subsequent to the February 22, 2012 merger. In addition, during the first quarter of 2012, we announced the planned disposition of the Consumer mortgage lending business in Ireland (Consumer Ireland). This disposition is reported as a discontinued operation, which requires retrospective restatement of prior periods to classify the assets, liabilities and results of operations as discontinued operations.

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

(9)

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

(10)

2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities of Businesses Held for Sale

In the second quarter of 2012, we committed to sell a portion of our Business Properties portfolio (Business Property) in Real Estate, including certain commercial loans, the origination and servicing platforms and the servicing rights on loans previously securitized by GECC. Upon closing, we will also expect to deconsolidate substantially all Real Estate securitization entities as servicing rights related to these entities will be transferred to the buyer.

In the second quarter of 2011, we committed to sell our GE Capital Consumer business banking operations in Latvia.

Summarized financial information for businesses held for sale is shown below.

	At
	June 30,	December 31,
(In millions)	2012	2011

Assets
Cash and equivalents	$135	$149
Financing receivables – net	2,794	412
Property, plant and equipment – net	56	81
Other	54	69
Assets of businesses held for sale	$3,039	$711

Liabilities
Short-term borrowings	$223	$252
Other	60	93
Liabilities of businesses held for sale	$283	$345

NBCU

On January 28, 2011, we sold the assets of our NBCU business in exchange for cash and a 49% interest in a new entity, NBCU LLC. With respect to our 49% interest in NBCU LLC, we hold redemption rights, which, if exercised, would require NBCU LLC or Comcast Corporation to purchase (either directly or indirectly) half of our ownership interest after three and a half years and the remaining half after seven years, subject to certain exceptions, conditions and limitations. Our interest in NBCU LLC also is subject to call provisions, which, if exercised, allow Comcast to purchase our interest (either directly or indirectly) at specified times subject to certain exceptions. The redemption prices for such transactions are based on a contractually specified formula, the determination of which involves valuations from two or more independent appraisers separately selected by GE and Comcast. As an input to the formula, the appraisers will determine the aggregate common equity market value of NBCU LLC following the completion of a hypothetical IPO, which is then adjusted for a control premium and a value-sharing adjustment with Comcast based on specified formulas. Differences in valuation methodologies, market comparables and various other assumptions made by the appraisers can have a significant impact on any final transaction value. See Note 2 in our 2011 consolidated financial statements for additional information related to the NBCU transaction.

At June 30, 2012 and December 31, 2011, the carrying amount of our equity investment in NBCU LLC was $18,253 million and $17,955 million, respectively, reported in the “All other assets” caption in our Condensed Statement of Financial Position. At June 30, 2012 and December 31, 2011, deferred tax liabilities related to our NBCU LLC investment were $4,960 million and $4,880 million, respectively, and were reported in the “Deferred income taxes” caption in our Condensed Statement of Financial Position.

(11)

Discontinued Operations

Discontinued operations primarily comprised GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), our U.S. recreational vehicle and marine equipment financing business (Consumer RV Marine), Consumer Mexico, Consumer Singapore, our Consumer home lending operations in Australia and New Zealand (Australian Home Lending) and Consumer Ireland. Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

Summarized financial information for discontinued operations is shown below.

	Three months ended June 30		Six months ended June 30
(In millions)	2012	2011	2012	2011

Operations
Total revenues	$(348)	$124	$(349)	$331

Earnings (loss) from discontinued operations
before income taxes	$(380)	$(39)	$(438)	$(39)
Benefit (provision) for income taxes	121	37	127	33
Earnings (loss) from discontinued operations,
net of taxes	$(259)	$(2)	$(311)	$(6)

Disposal
Gain (loss) on disposal before income taxes	$(308)	$(52)	$(502)	$(41)
Benefit (provision) for income taxes	14	248	43	276
Gain (loss) on disposal, net of taxes	$(294)	$196	$(459)	$235

Earnings (loss) from discontinued operations,
net of taxes(a)	$(553)	$194	$(770)	$229

(a)	GECC earnings (loss) from discontinued operations, net of taxes, is presented combined with GE earnings (loss) from discontinued operations, net of taxes, on the Condensed Statement of Earnings.

	At
	June 30,	December 31,
(In millions)	2012	2011

Assets
Cash and equivalents	$113	$121
Financing receivables – net	234	521
Other	1,143	1,079
Assets of discontinued operations	$1,490	$1,721

Liabilities
Deferred income taxes	$230	$205
Other	1,710	1,424
Liabilities of discontinued operations	$1,940	$1,629

Assets at June 30, 2012 and December 31, 2011 primarily comprised cash, financing receivables and a deferred tax asset for a loss carryforward, which expires principally in 2017 and in part in 2019, related to the sale of our GE Money Japan business.

(12)

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

Our overall claims experience developed unfavorably through 2010. We believe that the level of excess interest refund claims was impacted by the challenging global economic conditions, in addition to Japanese legislative and regulatory changes. In September 2010, a large independent personal loan company in Japan filed for bankruptcy, which precipitated a significant amount of publicity surrounding excess interest refund claims in the Japanese marketplace, along with substantial legal advertising. We observed an increase in claims during the latter part of 2010 and the first two months of 2011. Since February and through the end of 2011, we experienced substantial declines in the rate of incoming claims, though the overall rate of reduction was slower than we expected. The September 2010 bankruptcy filing referenced above had a significant effect on the pace of incoming claim declines and it is difficult to predict the pace and pattern at which claims will continue to decelerate.  During the first half of 2012, we recorded increases to our reserve of $336 million to reflect an excess of claims activity over our previous estimates and, based on recent experience, revisions to our assumptions about the level of future claim activity. We continue to closely monitor and evaluate claims activity. At June 30, 2012, our reserve for reimbursement of claims in excess of the statutory interest rate was $695 million.

The amount of these reserves is based on analyses of recent and historical claims experience, pending and estimated future excess interest refund requests, the estimated percentage of customers who present valid requests, and our estimated payments related to those requests. Our estimated liability for excess interest refund claims at June 30, 2012 assumes the pace of incoming claims will continue to decelerate, average exposure per claim remains consistent with recent experience, and we continue to see the impact of loss mitigation efforts. Estimating the pace and pattern of decline in incoming claims has a significant effect on the total amount of our liability. While the pace of incoming claims continues to decline, it is highly variable and difficult to predict. Holding all other assumptions constant, for example, adverse changes of 20% and 50% in assumed incoming daily claim rate reduction would result in an increase to our reserves of approximately $100 million and $350 million, respectively.

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

GE Money Japan losses from discontinued operations, net of taxes, were $327 million and an insignificant amount in the three months ended June 30, 2012 and 2011, respectively, and $354 million and $1 million in the six months ended June 30, 2012 and 2011, respectively.

(13)

WMC

During the fourth quarter of 2007, we completed the sale of WMC, our U.S. mortgage business. WMC substantially discontinued all new loan originations by the second quarter of 2007, and is not a loan servicer. In connection with the sale, WMC retained certain representation and warranty obligations related to loans sold to third parties prior to the disposal of the business and contractual obligations to repurchase previously sold loans as to which there was an early payment default. All claims received by WMC for early payment default have either been resolved or are no longer being pursued.

Pending repurchase claims based upon representations and warranties made in connection with loan sales were $2,731 million at June 30, 2012, $705 million at December 31, 2011 and $347 million at December 31, 2010. Pending claims represent those active repurchase claims that identify the specific loans tendered for repurchase and, for each loan, the alleged breach of a representation or warranty. The amounts reported reflect the purchase price or unpaid principal balances of the loans at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral.  Historically, a small percentage of the total loans WMC originated and sold has been tendered for repurchase, and of those loans tendered, only a limited amount has qualified as “validly tendered,” meaning the loans sold did not satisfy contractual obligations.  The increase in loan repurchase claims in the second quarter was driven by an increase in activity by securitization trustees and certain investors in residential mortgage-backed securities issued beginning in the second quarter of 2006, and, we believe, may reflect applicable statutes of limitations considerations.

WMC is a party to nine lawsuits involving repurchase claims on loans included in six private-label securitizations. Seven of these actions were commenced in the second quarter of 2012, one was commenced in July 2012 and one began in the third quarter of 2011. Five of the actions were initiated by WMC.  Adverse to WMC in these cases are affiliates of either Deutsche Bank National Trust Company (Deutsche Bank) or US Bank National Association, solely in their capacity as trustees for the securitization trusts at issue in the cases.  In two actions commenced by Deutsche Bank, it purports to assert approximately $850 million of claims beyond those included in WMC’s previously discussed pending claims at June 30, 2012, based on loan sampling. WMC intends to defend itself vigorously.

Reserves related to contractual representations and warranties were $491 million and $140 million at June 30, 2012 and March 31, 2012, respectively, and reflect an increase to reserves in the second quarter of 2012 of $351 million due to higher pending claims and an increase in estimated future loan repurchase requests.  The amount of these reserves is based upon pending and estimated future loan repurchase requests, the estimated percentage of loans validly tendered for repurchase, and WMC’s historical loss rates on loans repurchased.  Assuming a 10% increase in our estimated loss rate and 50% increases to our estimates of future loan repurchase requests and estimated percentage of loans repurchased would result in an increase to our reserves of approximately $500 million.  Our reserve reflects our judgment, based on currently available information, and a number of assumptions, including economic conditions, claim activity, pending and threatened litigation and indemnification demands, and other activity in the mortgage industry.

Uncertainties surrounding economic conditions, the ability and propensity of mortgage holders to present valid claims, governmental actions, pending and threatened litigation against WMC, including increased activity by securitization trustees, indemnification demands and other activity in the mortgage industry make it difficult to develop a meaningful estimate of aggregate possible claims exposure.  Actual losses could exceed the reserve amount if actual claim rates, governmental actions, litigation and indemnification activity, or losses WMC incurs on repurchased loans differ from our assumptions.

WMC revenues (loss) from discontinued operations were $(351) million and an insignificant amount in the three months ended June 30, 2012 and 2011, respectively, and $(358) million and an insignificant amount in the six months ended June 30, 2012 and 2011, respectively. In total, WMC’s losses from discontinued operations, net of taxes, were $227 million and $1 million in the three months ended June 30, 2012 and 2011, respectively, and $236 million and $3 million in the six months ended June 30, 2012 and 2011, respectively.

(14)

Other Financial Services

In the first quarter of 2012, we announced the planned disposition of Consumer Ireland and classified the business as discontinued operations.  Consumer Ireland revenues from discontinued operations were $2 million and $4 million in the three months ended June 30, 2012 and 2011, respectively, and $6 million and $8 million in the six months ended June 30, 2012 and 2011, respectively. Consumer Ireland earnings (loss) from discontinued operations, net of taxes, were $2 million and $(23) million in the three months ended June 30, 2012 and 2011, respectively, and $(186) million (including a $131 million loss on disposal) and $(44) million in the six months ended June 30, 2012 and 2011, respectively.

In the second quarter of 2011, we entered into an agreement to sell our Australian Home Lending operations and classified it as discontinued operations.  As a result, we recognized an after-tax loss of $148 million in 2011.  We completed the sale in the third quarter of 2011 for proceeds of approximately $4,577 million.  Australian Home Lending revenues from discontinued operations were an insignificant amount and $101 million in the three months ended June 30, 2012 and 2011, respectively, and $1 million and $215 million in the six months ended June 30, 2012 and 2011, respectively. Australian Home Lending earnings (loss) from discontinued operations, net of taxes, were an insignificant amount and $(117) million in the three months ended June 30, 2012 and 2011, respectively, and $2 million and $(80) million in the six months ended June 30, 2012 and 2011, respectively.

In the first quarter of 2011, we entered into an agreement to sell our Consumer Singapore business for $692 million. The sale was completed in the second quarter of 2011 and resulted in the recognition of a gain on disposal, net of taxes, of $319 million. Consumer Singapore revenues from discontinued operations were $1 million and $2 million in the three months ended June 30, 2012 and 2011, respectively, and $1 million and $31 million in the six months ended June 30, 2012 and 2011, respectively. Consumer Singapore earnings from discontinued operations, net of taxes, were $1 million and $319 million in the three months ended June 30, 2012 and 2011, respectively, and $1 million and $326 million in the six months ended June 30, 2012 and 2011, respectively.

In the fourth quarter of 2010, we entered into agreements to sell our Consumer RV Marine portfolio and Consumer Mexico business. The Consumer RV Marine and Consumer Mexico dispositions were completed during the first quarter and the second quarter of 2011, respectively, for proceeds of $2,365 million and $1,943 million, respectively. Consumer RV Marine revenues from discontinued operations were an insignificant amount and $6 million in the three months ended June 30, 2012 and 2011, respectively, and an insignificant amount and $11 million in the six months ended June 30, 2012 and 2011, respectively. Consumer RV Marine earnings from discontinued operations, net of taxes, were $1 million and $2 million in the three months ended June 30, 2012 and 2011, respectively, and an insignificant amount and $2 million in the six months ended June 30, 2012 and 2011, respectively. Consumer Mexico revenues (losses) from discontinued operations were $(1) million and $12 million in the three months ended June 30, 2012 and 2011, respectively, and an insignificant amount and $67 million in the six months ended June 30, 2012 and 2011, respectively. Consumer Mexico earnings (loss) from discontinued operations, net of taxes, were $(2) million and $17 million in the three months ended June 30, 2012 and 2011, respectively, and $(4) million and $33 million in the six months ended June 30, 2012 and 2011, respectively.

(15)

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

	At
	June 30, 2012				December 31, 2011
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

GE
Debt – U.S. corporate	$1	$–	$–	$1	$–	$–	$–	$–
Equity – available-for-sale	27	–	–	27	18	–	–	18
	28	–	–	28	18	–	–	18
GECC
Debt
U.S. corporate	20,994	4,003	(327)	24,670	20,748	3,432	(410)	23,770
State and municipal	3,436	463	(130)	3,769	3,027	350	(143)	3,234
Residential mortgage-
backed(a)	2,440	195	(198)	2,437	2,711	184	(286)	2,609
Commercial mortgage-backed	3,060	171	(180)	3,051	2,913	162	(247)	2,828
Asset-backed	5,269	8	(148)	5,129	5,102	32	(164)	4,970
Corporate – non-U.S.	2,592	140	(168)	2,564	2,414	126	(207)	2,333
Government – non-U.S.	1,792	137	(30)	1,899	2,488	129	(86)	2,531
U.S. government and federal
agency	3,412	90	–	3,502	3,974	84	–	4,058
Retained interests	28	3	–	31	25	10	–	35
Equity
Available-for-sale	502	98	(6)	594	713	75	(38)	750
Trading	260	–	–	260	241	–	–	241
	43,785	5,308	(1,187)	47,906	44,356	4,584	(1,581)	47,359
Eliminations	(3)	–	–	(3)	(3)	–	–	(3)
Total	$43,810	$5,308	$(1,187)	$47,931	$44,371	$4,584	$(1,581)	$47,374

(a)
Substantially collateralized by U.S. mortgages. Of our total residential mortgage-backed securities (RMBS) portfolio at June 30, 2012, $1,626 million relates to securities issued by government-sponsored entities and $811 million relates to securities of private label issuers. Securities issued by private label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.

The fair value of investment securities increased to $47,931 million at June 30, 2012, from $47,374 million at December 31, 2011, primarily due to the impact of lower interest rates and additional purchases in our CLL business of investments collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.

(16)

The following tables present the estimated fair values and gross unrealized losses of our available-for-sale investment securities.

	In loss position for
	Less than 12 months			12 months or more
		Gross			Gross
	Estimated	unrealized		Estimated	unrealized
(In millions)	fair value	losses	(a)	fair value	losses	(a)

June 30, 2012
Debt
U.S. corporate	$365	$(16)		$1,121	$(311)
State and municipal	71	(1)		233	(129)
Residential mortgage-backed	26	–		752	(198)
Commercial mortgage-backed	268	(7)		1,057	(173)
Asset-backed	4,136	(27)		792	(121)
Corporate – non-U.S.	488	(31)		571	(137)
Government – non-U.S.	196	(1)		171	(29)
U.S. government and federal agency	–	–		–	–
Retained interests	2	–		–	–
Equity	64	(5)		7	(1)
Total	$5,616	$(88)		$4,704	$(1,099)

December 31, 2011
Debt
U.S. corporate	$1,435	$(241)		$836	$(169)
State and municipal	87	(1)		307	(142)
Residential mortgage-backed	219	(9)		825	(277)
Commercial mortgage-backed	244	(23)		1,320	(224)
Asset-backed	100	(7)		850	(157)
Corporate – non-U.S.	330	(28)		607	(179)
Government – non-U.S.	906	(5)		203	(81)
U.S. government and federal agency	502	–		–	–
Retained interests	–	–		–	–
Equity	440	(38)		–	–
Total	$4,263	$(352)		$4,948	$(1,229)

(a)	Includes gross unrealized losses at June 30, 2012 of $(200) million related to securities that had other-than-temporary impairments previously recognized.

We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during the six months ended June 30, 2012 have not changed from those described in our 2011 consolidated financial statements. See Note 3 in our 2011 consolidated financial statements for additional information regarding these methodologies and inputs.

During the second quarter of 2012, we recorded pre-tax, other-than-temporary impairments of $33 million, of which $32 million was recorded through earnings ($16 million relates to equity securities) and $1 million was recorded in accumulated other comprehensive income (AOCI). At April 1, 2012, cumulative impairments recognized in earnings associated with debt securities still held were $602 million. During the second quarter, we recognized first-time impairments of $3 million and incremental charges on previously impaired securities of $6 million. These amounts included $33 million related to securities that were subsequently sold.

(17)

During the second quarter of 2011, we recorded pre-tax, other-than-temporary impairments of $113 million, of which $54 million was recorded through earnings ($5 million relates to equity securities) and $59 million was recorded in AOCI. At April 1, 2011, cumulative impairments recognized in earnings associated with debt securities still held were $536 million. During the second quarter of 2011, we recognized first-time impairments of $19 million and incremental charges on previously impaired securities of $24 million. These amounts included $18 million related to securities that were subsequently sold.

During the six months ended June 30, 2012, we recorded pre-tax, other-than-temporary impairments of $65 million, of which $64 million was recorded through earnings ($23 million relates to equity securities) and $1 million was recorded in AOCI. At January 1, 2012, cumulative impairments recognized in earnings associated with debt securities still held were $726 million. During the six months ended June 30, 2012, we recognized first-time impairments of $10 million and incremental charges on previously impaired securities of $11 million. These amounts included $169 million related to securities that were subsequently sold.

During the six months ended June 30, 2011, we recorded pre-tax, other-than-temporary impairments of $184 million, of which $118 million was recorded through earnings ($10 million relates to equity securities) and $66 million was recorded in AOCI. At January 1, 2011, cumulative impairments recognized in earnings associated with debt securities still held were $500 million. During the six months ended June 30, 2011, we recognized first-time impairments of $20 million and incremental charges on previously impaired securities of $81 million. These amounts included $41 million related to securities that were subsequently sold.

Contractual Maturities of GECC Investment in Available-for-Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

	Amortized	Estimated
(In millions)	cost	fair value

Due in
2012	$2,082	$2,112
2013-2016	7,450	7,447
2017-2021	9,080	10,591
2022 and later	13,607	16,247

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

	Three months ended June 30		Six months ended June 30
(In millions)	2012	2011	2012	2011

GE
Gains	$–	$–	$–	$–
Losses, including impairments	–	–	–	–
Net	–	–	–	–

GECC
Gains	21	45	59	161
Losses, including impairments	(34)	(56)	(104)	(127)
Net	(13)	(11)	(45)	34
Total	$(13)	$(11)	$(45)	$34

(18)

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

Proceeds from investment securities sales and early redemptions by issuers totaled $2,742 million and $4,833 million in the second quarters of 2012 and 2011, respectively, and $6,504 million and $9,972 million in the six months ended June 30, 2012 and 2011, respectively, principally from the sales of short-term securities in our bank subsidiaries and treasury operations.

We recognized pre-tax gains on trading securities of $13 million and $52 million in the second quarters of 2012 and 2011, respectively, and $36 million and $55 million in the six months ended June 30, 2012 and 2011, respectively.

4. INVENTORIES
	At
	June 30,	December 31,
(In millions)	2012	2011

Raw materials and work in process	$9,404	$8,735
Finished goods	6,200	5,022
Unbilled shipments	274	485
	15,878	14,242
Less revaluation to LIFO	(438)	(450)
Total	$15,440	$13,792

5. GECC FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

	At
	June 30,	December 31,
(In millions)	2012	2011

Loans, net of deferred income(a)	$243,625	$256,895
Investment in financing leases, net of deferred income	35,564	38,142
	279,189	295,037
Less allowance for losses	(5,205)	(6,190)
Financing receivables – net(b)	$273,984	$288,847

(a)	Deferred income was $2,197 million and $2,329 million at June 30, 2012 and December 31, 2011, respectively.

(b)
Financing receivables at June 30, 2012 and December 31, 2011 included $895 million and $1,062 million, respectively, of loans that were acquired in a transfer but have been subject to credit deterioration since origination per ASC 310, Receivables.

(19)

The following tables provide additional information about our financing receivables and related activity in the allowance for losses for our Commercial, Real Estate and Consumer portfolios.

Financing Receivables – net

	At
	June 30,	December 31,
(In millions)	2012	2011

Commercial
CLL
Americas	$77,241	$80,505
Europe	34,722	36,899
Asia	11,313	11,635
Other	711	436
Total CLL	123,987	129,475

Energy Financial Services	5,159	5,912

GE Capital Aviation Services (GECAS)	12,046	11,901

Other	587	1,282
Total Commercial financing receivables	141,779	148,570

Real Estate
Debt	22,409	24,501
Business Properties	5,301	8,248
Total Real Estate financing receivables	27,710	32,749

Consumer
Non-U.S. residential mortgages	33,826	35,550
Non-U.S. installment and revolving credit	17,960	18,544
U.S. installment and revolving credit	45,531	46,689
Non-U.S. auto	4,740	5,691
Other	7,643	7,244
Total Consumer financing receivables	109,700	113,718

Total financing receivables	279,189	295,037

Less allowance for losses	(5,205)	(6,190)
Total financing receivables – net	$273,984	$288,847

(20)

Allowance for Losses on Financing Receivables

	Balance at	Provision							Balance at
	January 1,	charged to			Gross				June 30,
(In millions)	2012	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	2012

Commercial
CLL
Americas	$889	$57	$(30)		$(306)		$52		$662
Europe	400	158	(15)		(95)		36		484
Asia	157	13	(3)		(89)		9		87
Other	4	–	(1)		(2)		–		1
Total CLL	1,450	228	(49)		(492)		97		1,234

Energy Financial
Services	26	10	–		(24)		–		12

GECAS	17	26	–		(11)		–		32

Other	37	5	(20)		(10)		–		12
Total Commercial	1,530	269	(69)		(537)		97		1,290

Real Estate
Debt	949	17	(8)		(281)		5		682
Business Properties	140	28	(7)		(58)		2		105
Total Real Estate	1,089	45	(15)		(339)		7		787

Consumer
Non-U.S. residential
mortgages	546	65	(2)		(165)		37		481
Non-U.S. installment
and revolving
credit	717	220	(8)		(543)		279		665
U.S. installment and
revolving credit	2,008	937	(5)		(1,488)		272		1,724
Non-U.S. auto	101	15	(9)		(77)		49		79
Other	199	55	8		(124)		41		179
Total Consumer	3,571	1,292	(16)		(2,397)		678		3,128
Total	$6,190	$1,606	$(100)		$(3,273)		$782		$5,205

(a)	Other primarily included transfers to held for sale and the effects of currency exchange.
(b)
Net write-offs (gross write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as our revolving credit portfolios turn over more than once per year or, in all portfolios, can reflect losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

(21)

	Balance at	Provision				Balance at
	January 1,	charged to		Gross		June 30,
(In millions)	2011	operations	Other(a)	write-offs(b)	Recoveries(b)	2011

Commercial
CLL
Americas	$1,288	$219	$(72)	$(366)	$55	$1,124
Europe	429	73	30	(133)	34	433
Asia	222	77	10	(147)	18	180
Other	6	–	–	–	–	6
Total CLL	1,945	369	(32)	(646)	107	1,743

Energy Financial
Services	22	11	(1)	(4)	7	35

GECAS	20	(2)	–	(3)	–	15

Other	58	11	1	(17)	1	54
Total Commercial	2,045	389	(32)	(670)	115	1,847

Real Estate
Debt	1,292	122	9	(341)	10	1,092
Business Properties	196	54	1	(70)	3	184
Total Real Estate	1,488	176	10	(411)	13	1,276

Consumer
Non-U.S. residential
mortgages	689	30	32	(112)	28	667
Non-U.S. installment
and revolving credit	937	311	64	(664)	286	934
U.S. installment and
revolving credit	2,333	941	1	(1,688)	259	1,846
Non-U.S. auto	168	26	12	(126)	63	143
Other	259	59	4	(152)	48	218
Total Consumer	4,386	1,367	113	(2,742)	684	3,808
Total	$7,919	$1,932	$91	$(3,823)	$812	$6,931

(a)	Other primarily included transfers to held for sale and the effects of currency exchange.

(b)
Net write-offs (gross write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as our revolving credit portfolios turn over more than once per year or, in all portfolios, can reflect losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

See Note 17 for supplemental information about the credit quality of financing receivables and allowance for losses on financing receivables.

6. PROPERTY, PLANT AND EQUIPMENT
	At
	June 30,	December 31,
(In millions)	2012	2011

Original cost	$109,612	$108,117
Less accumulated depreciation and amortization	(42,952)	(42,378)
Property, plant and equipment – net	$66,660	$65,739

Consolidated depreciation and amortization related to property, plant and equipment was $2,230 million and $2,302 million in the three months ended June 30, 2012 and 2011, respectively, and $4,493 million and $4,594 million in the six months ended June 30, 2012 and 2011, respectively.

(22)

7. GOODWILL AND OTHER INTANGIBLE ASSETS
	At
	June 30,	December 31,
(In millions)	2012	2011

Goodwill	$72,401	$72,625

Other intangible assets - net
Intangible assets subject to amortization	$11,535	$11,863
Indefinite-lived intangible assets(a)	203	205
Total	$11,738	$12,068

(a)	Indefinite-lived intangible assets principally comprised in-process research and development, trademarks and tradenames.

Changes in goodwill balances follow.

			Dispositions,
	Balance at		currency	Balance at
	January 1,		exchange	June 30,
(In millions)	2012	Acquisitions	and other	2012

Energy Infrastructure	$21,090	$30	$(223)	$20,897
Aviation	5,996	–	(54)	5,942
Healthcare	16,631	120	(74)	16,677
Transportation	551	136	–	687
Home & Business Solutions	1,127	–	(1)	1,126
GE Capital	27,230	–	(158)	27,072
Total	$72,625	$286	$(510)	$72,401

Goodwill balances decreased $224 million during the six months ended June 30, 2012, primarily as a result of currency exchange effects of a stronger U.S. dollar ($408 million), partially offset by acquisitions.

On March 27, 2012, we contributed a portion of our civil avionics systems business to a newly formed joint venture in exchange for 50% of this entity. This resulted in the deconsolidation of this business and the recording of the interest in the new avionics joint venture at fair value.  As a result, we recognized a pre-tax gain of $274 million ($152 million after-tax) in the first quarter of 2012.

(23)

Intangible Assets Subject to Amortization
	At
	June 30, 2012			December 31, 2011
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$6,760	$(1,965)	$4,795	$6,824	$(1,814)	$5,010
Patents, licenses and trademarks	6,033	(2,452)	3,581	6,047	(2,312)	3,735
Capitalized software	7,049	(4,528)	2,521	6,791	(4,273)	2,518
Lease valuations	1,443	(963)	480	1,470	(944)	526
Present value of future profits(a)	517	(517)	–	491	(491)	–
All other	557	(399)	158	503	(429)	74
Total	$22,359	$(10,824)	$11,535	$22,126	$(10,263)	$11,863

(a)
Balances at June 30, 2012 and December 31, 2011 reflect adjustments of $366 million and $391 million, respectively, to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized in accordance with ASC 320-10-S99-2.

Consolidated amortization related to intangible assets subject to amortization was $372 million and $416 million in the three months ended June 30, 2012 and 2011, respectively, and $720 million and $829 million in the six months ended June 30, 2012 and 2011, respectively.

(24)

8. GECC BORROWINGS AND BANK DEPOSITS
	At
(In millions)	June 30,	December 31,
	2012	2011

Short-term borrowings
Commercial paper
U.S.	$33,536	$33,591
Non-U.S.	9,519	10,569
Current portion of long-term borrowings(a)(b)(c)(e)	67,107	82,650
GE Interest Plus notes(d)	8,545	8,474
Other(c)	1,089	1,049
GECC short-term borrowings	$119,796	$136,333

Long-term borrowings
Senior unsecured notes(b)	$203,037	$210,154
Subordinated notes(e)	4,889	4,862
Subordinated debentures(f)	7,113	7,215
Other(c)(g)	10,500	12,160
GECC long-term borrowings	$225,539	$234,391

Non-recourse borrowings of consolidated securitization entities(h)	$30,696	$29,258

Bank deposits(i)	$41,942	$43,115

Total borrowings and bank deposits	$417,973	$443,097

(a)
GECC had issued and outstanding $16,950 million and $35,040 million of senior, unsecured debt that was guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program at June 30, 2012 and December 31, 2011, respectively.

(b)
Included in total long-term borrowings were $869 million and $1,845 million of obligations to holders of guaranteed investment contracts at June 30, 2012 and December 31, 2011, respectively. These obligations include conditions under which certain GIC holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3 or the short-term credit ratings fall below A-1+/P-1. On April 3, 2012, following the Moody’s downgrade of GECC’s long-term credit ratings to A1, $1,120 million of these GICs became redeemable by the holders. During the second quarter of 2012, holders of $386 million in principal amount of GICs redeemed their holdings and GECC made related cash payments. The remaining outstanding GICs will continue to be subject to the existing terms and maturities of their respective contracts.

(c)
Included $8,144 million and $8,538 million of funding secured by real estate, aircraft and other collateral at June 30, 2012 and December 31, 2011, respectively, of which $3,276 million and $2,983 million is non-recourse to GECC at June 30, 2012 and December 31, 2011, respectively.

(d)	Entirely variable denomination floating-rate demand notes.

(e)
Included $300 million and $417 million of subordinated notes guaranteed by GE at June 30, 2012 and December 31, 2011, respectively, of which $117 million was included in current portion of long-term borrowings at December 31, 2011.

(f)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.

(g)
Included $1,894 million and $1,955 million of covered bonds at June 30, 2012 and December 31, 2011, respectively. If the short-term credit rating of GECC were reduced below A–1/P–1, GECC would be required to partially cash collateralize these bonds in an amount up to $696 million at June 30, 2012.

(h)
Included at June 30, 2012 and December 31, 2011, were $8,734 million and $10,714 million of current portion of long-term borrowings, respectively, and $21,962 million and $18,544 million of long-term borrowings, respectively. See Note 18.

(i)
Included $15,224 million and $16,281 million of deposits in non-U.S. banks at June 30, 2012 and December 31, 2011, respectively, and $18,244 million and $17,201 million of certificates of deposits with maturities greater than one year at June 30, 2012 and December 31, 2011, respectively.

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

	Principal Pension Plans
	Three months ended June 30		Six months ended June 30
(In millions)	2012	2011	2012	2011

Service cost for benefits earned	$340	$283	$688	$561
Prior service cost amortization	70	49	140	95
Expected return on plan assets	(946)	(985)	(1,891)	(1,969)
Interest cost on benefit obligation	623	667	1,239	1,330
Net actuarial loss amortization	864	596	1,710	1,168
Pension plans cost	$951	$610	$1,886	$1,185

	Other Pension Plans
	Three months ended June 30		Six months ended June 30
(In millions)	2012	2011	2012	2011

Service cost for benefits earned	$109	$72	$194	$140
Prior service cost amortization	1	4	2	8
Expected return on plan assets	(157)	(152)	(312)	(300)
Interest cost on benefit obligation	130	130	257	256
Net actuarial loss amortization	71	35	140	69
Pension plans cost	$154	$89	$281	$173

The effect on operations of principal retiree health and life insurance plans follows.

	Principal Retiree Health
	and Life Insurance Plans
	Three months ended June 30		Six months ended June 30
(In millions)	2012	2011	2012	2011

Service cost for benefits earned	$54	$45	$110	$92
Prior service cost amortization	141	159	292	319
Expected return on plan assets	(18)	(24)	(37)	(48)
Interest cost on benefit obligation	129	150	258	301
Net actuarial gain amortization	–	(27)	–	(56)
Retiree benefit plans cost	$306	$303	$623	$608

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

(26)

11. INCOME TAXES

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months were:

	At
	June 30,	December 31,
(In millions)	2012	2011

Unrecognized tax benefits	$5,340	$5,230
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	4,032	3,938
Accrued interest on unrecognized tax benefits	1,051	1,033
Accrued penalties on unrecognized tax benefits	135	121
Reasonably possible reduction to the balance of unrecognized tax benefits
in succeeding 12 months	0-500	0-900
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-400	0-500

(a)	Some portion of such reduction may be reported as discontinued operations.

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

(27)

12. SHAREOWNERS’ EQUITY

A summary of changes to noncontrolling interests follows.

	Three months ended June 30		Six months ended June 30
(In millions)	2012	2011	2012	2011

Beginning balance	$1,721	$2,254	$1,696	$5,262
Net earnings	33	74	71	168
Dividends	(7)	(5)	(14)	(15)
Repurchase of NBCU shares(a)	–	–	–	(3,070)
Dispositions	–	–	–	(23)
GECC issuance of preferred stock	2,227	–	2,227	–
AOCI and other	(194)	–	(200)	1
Ending balance	$3,780	$2,323	$3,780	$2,323

(a)	In January 2011 and prior to the transaction with Comcast Corporation, we acquired 12.3% of NBCU’s outstanding shares from Vivendi S.A. See Note 2.

During the second quarter of 2012, GECC issued 22,500 shares of non-cumulative perpetual preferred stock with a $0.01 par value for proceeds of $2,227 million. The preferred shares bear an initial fixed interest rate of 7.125% through June 12, 2022 and bear a floating rate equal to three-month LIBOR plus 5.296% thereafter. The preferred stock is callable on June 15, 2022 and is presented as noncontrolling interests in the GE Condensed Statement of Financial Position.

During the second quarter, GECC paid a dividend of $475 million and a special dividend of $2,525 million to GE.

13. GECC REVENUES FROM SERVICES
	Three months ended June 30		Six months ended June 30
(In millions)	2012	2011	2012	2011

Interest on loans	$4,762	$5,017	$9,620	$10,157
Equipment leased to others	2,648	2,852	5,395	5,674
Fees	1,160	1,158	2,320	2,304
Investment income(a)	668	728	1,335	1,421
Financing leases	529	618	1,063	1,283
Associated companies(b)	425	526	695	1,608
Premiums earned by insurance activities	416	491	861	972
Real estate investments	382	430	738	832
Other items	442	578	817	1,141
	$11,432	$12,398	$22,844	$25,392

(a)
Included net other-than-temporary impairments on investment securities of $32 million and $54 million in the three months ended June 30, 2012 and 2011, respectively, and $64 million and $118 million in the six months ended June 30, 2012 and 2011, respectively.

(b)
During the first quarter of 2011, we sold an 18.6% equity interest in Garanti Bank and recorded a pre-tax gain of $690 million. As of June 30, 2012, we hold a 1% equity interest, which is classified as an available-for-sale security.

(28)

14. EARNINGS PER SHARE INFORMATION

GE’s authorized common stock consists of 13,200,000,000 shares having a par value of $0.06 each. Information related to the calculation of earnings per share follows.

	Three months ended June 30
	2012		2011
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations for
per-share calculation(a)	$3,653	$3,652	$3,564	$3,564
Preferred stock dividends declared	–	–	(75)	(75)
Earnings from continuing operations attributable
to common shareowners for per-share
calculation(a)	3,653	3,652	3,489	3,489
Earnings (loss) from discontinued operations
for per-share calculation(a)	(551)	(551)	194	194
Net earnings attributable to GE common
shareowners for per-share calculation(a)	$3,101	$3,101	$3,683	$3,682

Average equivalent shares
Shares of GE common stock outstanding	10,574	10,574	10,604	10,604
Employee compensation-related shares,
including stock options	37	–	35	–
Total average equivalent shares	10,611	10,574	10,639	10,604

Per-share amounts
Earnings from continuing operations	$0.34	$0.35	$0.33	$0.33
Earnings (loss) from discontinued operations	(0.05)	(0.05)	0.02	0.02
Net earnings	0.29	0.29	0.35	0.35

(a)           Included an insignificant amount of dividend equivalents in each of the periods presented.

(29)

	Six months ended June 30
	2012		2011
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations for
per-share calculation(a)	$6,899	$6,899	$6,956	$6,956
Preferred stock dividends declared	–	–	(150)	(150)
Earnings from continuing operations attributable to
common shareowners for per-share
calculation(a)	6,899	6,899	6,806	6,806
Earnings (loss) from discontinued operations
for per-share calculation(a)	(768)	(768)	229	229
Net earnings attributable to GE common
shareowners for per-share calculation(a)	$6,131	$6,131	$7,034	$7,034

Average equivalent shares
Shares of GE common stock outstanding	10,574	10,574	10,608	10,608
Employee compensation-related shares,
including stock options	34	–	32	–
Total average equivalent shares	10,608	10,574	10,640	10,608

Per-share amounts
Earnings from continuing operations	$0.65	$0.65	$0.64	$0.64
Earnings (loss) from discontinued operations	(0.07)	(0.07)	0.02	0.02
Net earnings	0.58	0.58	0.66	0.66

(a)	Included an insignificant amount of dividend equivalents in each of the periods presented.

For the three and six months ended June 30, 2012 and 2011, there were approximately 245 million and 286 million, respectively, and 283 million and 290 million, respectively, of outstanding stock awards that were not included in the computation of diluted earnings per share because their effect was antidilutive.

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

(30)

						Netting
(In millions)	Level 1	(a)	Level 2	(a)	Level 3	adjustment	(b)	Net balance

June 30, 2012
Assets
Investment securities
Debt
U.S. corporate	$–		$21,298		$3,372	$–		$24,670
State and municipal	–		3,688		81	–		3,769
Residential mortgage-backed	–		2,340		97	–		2,437
Commercial mortgage-backed	–		3,051		–	–		3,051
Asset-backed(c)	–		825		4,304	–		5,129
Corporate – non-U.S.	72		1,129		1,363	–		2,564
Government – non-U.S.	874		974		51	–		1,899
U.S. government and federal agency	–		3,241		261	–		3,502
Retained interests	–		–		31	–		31
Equity
Available-for-sale	591		14		14	–		619
Trading	260		–		–	–		260
Derivatives(d)	–		12,861		362	(6,942)		6,281
Other(e)	62		–		785	–		847
Total	$1,859		$49,421		$10,721	$(6,942)		$55,059

Liabilities
Derivatives	$–		$4,809		$16	$(3,804)		$1,021
Other(f)	–		895		–	–		895
Total	$–		$5,704		$16	$(3,804)		$1,916

December 31, 2011
Assets
Investment securities
Debt
U.S. corporate	$–		$20,535		$3,235	$–		$23,770
State and municipal	–		3,157		77	–		3,234
Residential mortgage-backed	–		2,568		41	–		2,609
Commercial mortgage-backed	–		2,824		4	–		2,828
Asset-backed(c)	–		930		4,040	–		4,970
Corporate – non-U.S.	71		1,058		1,204	–		2,333
Government – non-U.S.	1,003		1,444		84	–		2,531
U.S. government and federal agency	–		3,805		253	–		4,058
Retained interests	–		–		35	–		35
Equity
Available-for-sale	730		18		17	–		765
Trading	241		–		–	–		241
Derivatives(d)	–		15,252		393	(5,604)		10,041
Other(e)	–		–		817	–		817
Total	$2,045		$51,591		$10,200	$(5,604)		$58,232

Liabilities
Derivatives	$–		$5,010		$27	$(4,308)		$729
Other(f)	–		863		–	–		863
Total	$–		$5,873		$27	$(4,308)		$1,592

(a)	There were no securities transferred between Level 1 and Level 2 during the six months ended June 30, 2012.

(b)	The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists and when collateral is posted to us.

(c)	Includes investments in our CLL business in asset-backed securities collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.

(d)
The fair value of derivatives included an adjustment for non-performance risk. The cumulative adjustment was a loss of $23 million and $13 million at June 30, 2012 and December 31, 2011, respectively. See Note 16 for additional information on the composition of our derivative portfolio.

(e)	Included private equity investments and loans designated under the fair value option.

(f)	Primarily represented the liability associated with certain of our deferred incentive compensation plans.

(31)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the three and six months ended June 30, 2012 and 2011, respectively. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners’ equity.

Changes in Level 3 Instruments for the Three Months Ended June 30, 2012
													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
	Balance	gains		accumulated								Balance	instruments
	at	(losses)		other				Transfers		Transfers		at	still held at
	April 1,	included		comprehensive				into		out of		June 30,	June 30,
	2012	in earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2012	2012	(c)

Investment securities
Debt
U.S. corporate	$3,252	$33		$(72)	$119	$(40)	$(31)	$116		$(5)		$3,372	$–
State and municipal	79	–		1	1	–	–	–		–		81	–
Residential
mortgage-backed	107	–		–	–	–	(2)	1		(9)		97	–
Commercial
mortgage-backed	1	–		–	–	(1)	–	–		–		–	–
Asset-backed	4,404	7		(89)	57	(75)	–	–		–		4,304	–
Corporate – non-U.S.	1,249	(3)		(63)	306	–	(52)	9		(83)		1,363	–
Government
– non-U.S.	52	–		–	13	(1)	(13)	–		–		51	–
U.S. government and
federal agency	260	–		1	–	–	–	–		–		261	–
Retained interests	34	–		(4)	4	(2)	(1)	–		–		31	–
Equity
Available-for-sale	15	–		(1)	3	(4)	1	–		–		14	–
Derivatives(d)(e)	321	30		(2)	23	(3)	(16)	(1)		(4)		348	39
Other	816	27		(13)	40	(35)	–	–		(50)		785	29
Total	$10,590	$94		$(242)	$566	$(161)	$(114)	$125		$(151)		$10,707	$68

(a)	Earnings effects are primarily included in the “GECC revenues from services” and “Interest and other financial charges” captions in the Condensed Statement of Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $2 million not reflected in the fair value hierarchy table.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 16.

(32)

Changes in Level 3 Instruments for the Three Months Ended June 30, 2011
													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
	Balance	gains		accumulated								Balance	instruments
	at	(losses)		other				Transfers		Transfers		at	still held at
	April 1,	included		comprehensive				into		out of		June 30,	June 30,
	2011	in earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2011	2011	(c)

Investment securities
Debt
U.S. corporate	$3,120	$14		$3	$30	$(41)	$(29)	$–		$–		$3,097	$–
State and municipal	210	–		–	–	–	(1)	–		–		209	–
Residential
mortgage-backed	118	–		(2)	1	–	–	–		(72)		45	–
Commercial
mortgage-backed	11	–		1	(1)	–	–	–		(4)		7	–
Asset-backed	2,826	(3)		(19)	409	(43)	(1)	–		(37)		3,132	–
Corporate – non-U.S.	1,479	(1)		28	–	–	(31)	62		–		1,537	–
Government
– non-U.S.	162	(16)		8	13	–	–	107		–		274	–
U.S. government and
federal agency	201	–		23	–	–	–	–		–		224	–
Retained interests	52	1		(4)	–	(2)	(2)	–		–		45	–
Equity
Available-for-sale	21	–		1	–	–	–	–		–		22	–
Derivatives(d)(e)	272	29		–	1	–	(5)	–		–		297	4
Other	987	43		12	112	–	(5)	–		–		1,149	39
Total	$9,459	$67		$51	$565	$(86)	$(74)	$169		$(113)		$10,038	$43

(a)	Earnings effects are primarily included in the “GECC revenues from services” and “Interest and other financial charges” captions in the Condensed Statement of Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $7 million not reflected in the fair value hierarchy table.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 16.

(33)

Changes in Level 3 Instruments for the Six Months Ended June 30, 2012
				Net									Net
(In millions)				realized/									change in
				unrealized									unrealized
		Net		gains									gains
		realized/		(losses)									(losses)
		unrealized		included in									relating to
	Balance	gains		accumulated								Balance	instruments
	at	(losses)		other				Transfers		Transfers		at	still held at
	January 1,	included		comprehensive				into		out of		June 30,	June 30,
	2012	in earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2012	2012	(c)

Investment securities
Debt
U.S. corporate	$3,235	$59		$(34)	$132	$(71)	$(47)	$116		$(18)		$3,372	$–
State and municipal	77	–		3	1	–	–	–		–		81	–
Residential
mortgage-backed	41	(3)		3	–	–	(3)	69		(10)		97	–
Commercial
mortgage-backed	4	–		–	–	(1)	–	–		(3)		–	–
Asset-backed	4,040	3		(47)	398	(106)	–	16		–		4,304	–
Corporate
– non-U.S.	1,204	(12)		(3)	316	–	(78)	23		(87)		1,363	–
Government
– non-U.S.	84	(34)		35	65	(72)	(27)	–		–		51	–
U.S. government and
federal agency	253	–		8	–	–	–	–		–		261	–
Retained interests	35	–		(8)	9	(3)	(2)	–		–		31	–
Equity
Available-for-sale	17	–		(2)	3	(4)	–	–		–		14	–
Derivatives(d)(e)	369	30		(1)	21	(3)	(18)	(1)		(49)		348	32
Other	817	32		(13)	41	(42)	–	–		(50)		785	34
Total	$10,176	$75		$(59)	$986	$(302)	$(175)	$223		$(217)		$10,707	$66

(a)	Earnings effects are primarily included in the “GECC revenues from services” and “Interest and other financial charges” captions in the Condensed Statement of Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $2 million not reflected in the fair value hierarchy table.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 16.

(34)

Changes in Level 3 Instruments for the Six Months Ended June 30, 2011
				Net									Net
(In millions)				realized/									change in
				unrealized									unrealized
		Net		gains									gains
		realized/		(losses)									(losses)
		unrealized		included in									relating to
	Balance	gains		accumulated								Balance	instruments
	at	(losses)		other				Transfers		Transfers		at	still held at
	January 1,	included		comprehensive				into		out of		June 30,	June 30,
	2011	in earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2011	2011	(c)

Investment securities
Debt
U.S. corporate	$3,199	$101		$(20)	$75	$(155)	$(103)	$–		$–		$3,097	$–
State and municipal	225	–		(5)	4	–	(4)	–		(11)		209	–
Residential
mortgage-backed	66	–		1	2	(4)	(1)	71		(90)		45	–
Commercial
mortgage-backed	49	–		1	6	–	–	3		(52)		7	–
Asset-backed	2,540	–		55	780	(152)	(11)	1		(81)		3,132	–
Corporate
– non-U.S.	1,486	(28)		82	12	(28)	(60)	73		–		1,537	–
Government
– non-U.S.	156	(16)		14	13	–	–	107		–		274	–
U.S. government and
federal agency	210	–		14	–	–	–	–		–		224	–
Retained interests	39	(18)		30	–	(3)	(3)	–		–		45	–
Equity
Available-for-sale	24	–		–	–	–	–	1		(3)		22	–
Derivatives(d)(e)	265	57		4	5	–	(190)	150		6		297	35
Other	906	102		28	118	–	(5)	–		–		1,149	96
Total	$9,165	$198		$204	$1,015	$(342)	$(377)	$406		$(231)		$10,038	$131

(a)	Earnings effects are primarily included in the “GECC revenues from services” and “Interest and other financial charges” captions in the Condensed Statement of Earnings.

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

(35)

Non-Recurring Fair Value Measurements

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at June 30, 2012 and December 31, 2011. These assets can include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

	Remeasured during		Remeasured during
	the six months ended		the year ended
	June 30, 2012		December 31, 2011
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and loans held for sale	$171	$2,731	$158	$5,159
Cost and equity method investments(a)	–	266	–	403
Long-lived assets, including real estate	326	2,014	1,343	3,282
Total	$497	$5,011	$1,501	$8,844

(a)	Includes the fair value of private equity and real estate funds included in Level 3 of $57 million and $123 million at June 30, 2012 and December 31, 2011, respectively.

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at June 30, 2012 and 2011.

	Three months ended June 30		Six months ended June 30
(In millions)	2012	2011	2012	2011

Financing receivables and loans held for sale	$(105)	$(263)	$(211)	$(570)
Cost and equity method investments(a)	(38)	(127)	(58)	(176)
Long-lived assets, including real estate(b)	(107)	(343)	(247)	(863)
Total	$(250)	$(733)	$(516)	$(1,609)

(a)
Includes fair value adjustments associated with private equity and real estate funds of $(1) million and $(8) million in the three months ended June 30, 2012 and 2011, respectively, and $(2) million and $(13) million in the six months ended June 30, 2012 and 2011, respectively.

(b)
Includes impairments related to real estate equity properties and investments recorded in other costs and expenses of $6 million and $339 million in the three months ended June 30, 2012 and 2011, respectively, and $56 million and $776 million in the six months ended June 30, 2012 and 2011, respectively.

(36)

Level 3 Measurements

The following table presents information relating to the significant unobservable inputs of our Level 3 recurring and non-recurring measurements.

	Fair value at			Range
	June 30,	Valuation	Unobservable	(weighted
(Dollars in millions)	2012	technique	inputs	average)

Recurring fair value measurements

Investment securities

Debt

U.S. corporate	$1,547	Income approach	Discount rate(a)	2.0%-24.9% (10.6%)

Asset-backed	4,259	Income approach	Discount rate(a)	1.6%-13.3% (4.2%)

Corporate Non-U.S.	912	Income approach	Discount rate(a)	1.3%-30.2% (8.3%)

Other financial assets	367	Market comparables	Weighted average	7.6X-8.3X (8.3X)
			cost of capital
	275	Market comparables	EBITDA multiple	9.3X-11.7X (9.4X)

Non-recurring fair value measurements

Financing receivables and loans held for sale	$1,828	Income approach	Capitalization rate(b)	5.4%-11.5% (8.2%)

Cost and equity method investments	119	Income approach	Capitalization rate(b)	7.0%-9.3% (8.3%)

Long-lived assets, including real estate	441	Income approach	Capitalization rate(b)	4.8%-11.0% (7.4%)

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

Other Level 3 recurring fair value measurements of $3,097 million and non-recurring measurements of $2,110 million are valued using non-binding broker quotes or other third-party sources. For a description of our process to evaluate third-party pricing servicers, see Note 1 in our 2011 consolidated financial statements. Other recurring fair value measurements of $248 million and non-recurring fair value measurements of $513 million were individually insignificant and utilize a number of different unobservable inputs not subject to meaningful aggregation.

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

	At
	June 30, 2012			December 31, 2011
		Assets (liabilities)			Assets (liabilities)
		Carrying			Carrying
	Notional	amount	Estimated	Notional	amount	Estimated
(In millions)	amount	(net)	fair value	amount	(net)	fair value

GE
Assets
Investments and notes
receivable	$ (a)	$277	$277	$ (a)	$285	$285
Liabilities
Borrowings	(a)	(11,715)	(12,690)	(a)	(11,589)	(12,535)
GECC
Assets
Loans	(a)	238,676	239,561	(a)	250,999	251,433
Other commercial mortgages	(a)	1,510	1,556	(a)	1,494	1,537
Loans held for sale	(a)	903	914	(a)	496	497
Other financial instruments(c)	(a)	1,928	2,449	(a)	2,071	2,534
Liabilities
Borrowings and bank
deposits(b)(d)	(a)	(417,973)	(430,221)	(a)	(443,097)	(449,403)
Investment contract benefits	(a)	(3,411)	(4,192)	(a)	(3,493)	(4,240)
Guaranteed investment
contracts	(a)	(1,805)	(1,840)	(a)	(4,226)	(4,266)
Insurance – credit life(e)	2,065	(108)	(92)	1,944	(106)	(88)

(a)	These financial instruments do not have notional amounts.

(b)	See Note 8.

(c)	Principally cost method investments.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at June 30, 2012 and December 31, 2011 would have been reduced by $7,700 million and $9,051 million, respectively.

(e)	Net of reinsurance of $2,000 million at both June 30, 2012 and December 31, 2011.

(38)

Loan Commitments
	Notional amount at
	June 30,	December 31,
(In millions)	2012	2011

Ordinary course of business lending commitments(a)	$3,101	$3,756
Unused revolving credit lines(b)
Commercial(c)	17,116	18,757
Consumer – principally credit cards	258,648	257,646

(a)	Excluded investment commitments of $2,204 million and $2,064 million as of June 30, 2012 and December 31, 2011, respectively.

(b)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $12,315 million and $12,354 million as of June 30, 2012 and December 31, 2011, respectively.

(c)
Included commitments of $12,705 million and $14,057 million as of June 30, 2012 and December 31, 2011, respectively, associated with secured financing arrangements that could have increased to a maximum of $15,330 million and $17,344 million at June 30, 2012 and December 31, 2011, respectively, based on asset volume under the arrangement.

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

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $329,000 million, approximately 88% or $290,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivative activities primarily relate to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases and contracts containing certain clauses which meet the accounting definition of a derivative. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings concurrently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected concurrently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.

(39)

The following table provides information about the fair value of our derivatives, by contract type, separating those accounted for as hedges and those that are not.

	At
	June 30, 2012		December 31, 2011
	Fair value		Fair value
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$8,824	995	$9,446	$1,049
Currency exchange contracts	2,115	1,826	3,750	2,325
Other contracts	1	6	1	11
	10,940	2,827	13,197	3,385

Derivatives not accounted for as hedges
Interest rate contracts	323	188	319	241
Currency exchange contracts	1,518	1,714	1,748	1,274
Other contracts	442	96	381	137
	2,283	1,998	2,448	1,652

Netting adjustments(a)	(3,211)	(3,188)	(3,294)	(3,281)

Cash collateral(b)(c)	(3,731)	(616)	(2,310)	(1,027)

Total	$6,281	$1,021	$10,041	$729

Derivatives are classified in the captions “All other assets” and “All other liabilities” in our financial statements.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty non-performance risk. At June 30, 2012 and December 31, 2011, the cumulative adjustment for non-performance risk was a loss of $23 million and $13 million, respectively.

(b)	Excludes excess cash collateral received of $265 million and $579 million at June 30, 2012 and December 31, 2011, respectively. Excludes excess cash collateral posted of $6 million at June 30, 2012.

(c)
Excludes securities pledged to us as collateral of $7,442 million and $10,574 million at June 30, 2012 and December 31, 2011, respectively. Includes excess securities collateral of $1,116 million at June 30, 2012.

Fair value hedges

We use interest rate and currency exchange derivatives to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate debt. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in earnings within interest and other financial charges, along with offsetting adjustments to the carrying amount of the hedged debt. The following tables provide information about the earnings effects of our fair value hedging relationships for the three and six months ended June 30, 2012 and 2011, respectively.

	Three months ended June 30
	2012		2011
(In millions)	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
	derivatives	items	derivatives	items

Interest rate contracts	$2,232	$(2,312)	$1,341	$(1,466)
Currency exchange contracts	(164)	162	15	(20)

Fair value hedges resulted in $(82) million and $(130) million of ineffectiveness in the three months ended June 30, 2012 and 2011, respectively. In both the three months ended June 30, 2012 and 2011, there were insignificant amounts excluded from the assessment of effectiveness.

(40)

	Six months ended June 30
	2012		2011
(In millions)	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
	derivatives	items	derivatives	items

Interest rate contracts	$785	$(962)	$(390)	$195
Currency exchange contracts	(212)	202	39	(47)

Fair value hedges resulted in $(187) million and $(203) million of ineffectiveness in the six months ended June 30, 2012 and 2011, respectively. In both the six months ended June 30, 2012 and 2011, there were insignificant amounts excluded from the assessment of effectiveness.

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

The following tables provide information about the amounts recorded in AOCI, as well as the gain (loss) recorded in earnings, primarily in interest and other financial charges, when reclassified out of AOCI, for the three and six months ended June 30, 2012 and 2011, respectively.

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
(In millions)	for the three months ended June 30		for the three months ended June 30
	2012	2011	2012	2011

Cash flow hedges
Interest rate contracts	$(52)	$(141)	$(125)	$(221)
Currency exchange contracts	(533)	500	(432)	459
Commodity contracts	(5)	2	(1)	12
Total	$(590)	$361	$(558)	$250

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
(In millions)	for the six months ended June 30		for the six months ended June 30
	2012	2011	2012	2011

Cash flow hedges
Interest rate contracts	$(79)	$(117)	$(266)	$(478)
Currency exchange contracts	(398)	764	(418)	952
Commodity contracts	4	2	(2)	8
Total	$(473)	$649	$(686)	$482

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $1,234 million loss at June 30, 2012. We expect to transfer $531 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In both the three and six months ended June 30, 2012 and 2011, we recognized insignificant gains and losses, respectively, related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At June 30, 2012 and 2011, the maximum term of derivative instruments that hedge forecasted transactions was 20 years and 21 years, respectively.

(41)

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts are primarily reported in GECC revenues from services and totaled $(1) million and $(16) million in the three months ended June 30, 2012 and 2011, respectively, and $3 million and $12 million in the six months ended June 30, 2012 and 2011, respectively.

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

The following tables provide information about the amounts recorded in AOCI for the three and six months ended June 30, 2012 and 2011, respectively, as well as the gain (loss) recorded in GECC revenues from services when reclassified out of AOCI.

	Gain (loss) recognized in CTA		Gain (loss) reclassified from CTA
(In millions)	for the three months ended June 30		for the three months ended June 30
	2012	2011	2012	2011
Net investment hedges
Currency exchange contracts	$1,853	$(2,605)	$(2)	$(360)

	Gain (loss) recognized in CTA		Gain (loss) reclassified from CTA
(In millions)	for the six months ended June 30		for the six months ended June 30
	2012	2011	2012	2011
Net investment hedges
Currency exchange contracts	$351	$(3,406)	$(12)	$(698)

The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(260) million and $(377) million in the three months ended June 30, 2012 and 2011, respectively, and $(480) million and $(655) million in the six months ended June 30, 2012 and 2011, respectively, and are recorded in interest and other financial charges.

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in GECC revenues from services or other income, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Losses for the six months ended June 30, 2012 on derivatives not designated as hedges were $(1,564) million composed of amounts related to interest rate contracts of $(134) million, currency exchange contracts of $(1,520) million, and other derivatives of $90 million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged.  Gains for the six months ended June 30, 2011 on derivatives not designated as hedges were $843 million composed of amounts related to interest rate contracts of $(17) million, currency exchange contracts of $834 million, and other derivatives of $26 million. These gains more than offset the earnings effects from the underlying items that were economically hedged.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. At June 30, 2012, our exposure to counterparties, including interest due, and net of collateral we hold, was $404 million. The fair value of such collateral was $10,057 million, of which $3,731 million was cash and $6,326 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $616 million at June 30, 2012.

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. The net amount relating to our derivative liability subject to these provisions, after consideration of collateral posted by us and outstanding interest payments, was $947 million at June 30, 2012.

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

(43)

COMMERCIAL

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Commercial financing receivables.

	Financing receivables
	June 30,	December 31,
(In millions)	2012	2011

CLL
Americas	$77,241	$80,505
Europe	34,722	36,899
Asia	11,313	11,635
Other	711	436
Total CLL	123,987	129,475

Energy Financial Services	5,159	5,912

GECAS	12,046	11,901

Other	587	1,282

Total Commercial financing receivables, before allowance for losses	$141,779	$148,570

Non-impaired financing receivables	$135,899	$142,908
General reserves	650	718

Impaired loans	5,880	5,662
Specific reserves	640	812

Past Due Financing Receivables

The following table displays payment performance of Commercial financing receivables.

	June 30, 2012		December 31, 2011
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due	past due	past due

CLL
Americas	1.1%	0.6%	1.3%	0.8%
Europe	4.0	2.3	3.8	2.1
Asia	1.1	0.8	1.3	1.0
Other	–	–	2.0	0.1
Total CLL	1.9	1.1	2.0	1.2

Energy Financial Services	–	–	0.3	0.3

GECAS	–	–	–	–

Other	3.8	3.8	3.7	3.5

Total	1.7	1.0	1.8	1.1

(44)

Nonaccrual Financing Receivables

The following table provides further information about Commercial financing receivables that are classified as nonaccrual. Of our $5,234 million and $4,718 million of nonaccrual financing receivables at June 30, 2012 and December 31, 2011, respectively, $1,761 million and $1,227 million, respectively, are currently paying in accordance with their contractual terms.

	Nonaccrual financing		Nonearning financing
	receivables		receivables
	June 30,	December 31,	June 30,	December 31,
(Dollars in millions)	2012	2011	2012	2011

CLL
Americas	$2,559	$2,417	$1,739	$1,862
Europe	1,790	1,599	1,390	1,167
Asia	381	428	232	269
Other	62	68	9	11
Total CLL	4,792	4,512	3,370	3,309

Energy Financial Services	52	22	2	22

GECAS	344	69	56	55

Other	46	115	22	65
Total	$5,234	$4,718	$3,450	$3,451

Allowance for losses percentage	24.6%	32.4%	37.4%	44.3%

(45)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Commercial.

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment in	investment	principal	Associated	investment
(In millions)	in loans	balance	loans	in loans	balance	allowance	in loans

June 30, 2012

CLL
Americas	$2,782	$3,016	$2,495	$985	$1,165	$275	$1,160
Europe	911	1,430	942	879	1,133	323	822
Asia	49	49	66	143	157	31	145
Other	53	56	56	9	13	1	6
Total CLL	3,795	4,551	3,559	2,016	2,468	630	2,133
Energy Financial Services	2	2	3	–	–	–	12
GECAS	–	–	14	21	21	1	7
Other	18	18	33	28	31	9	57
Total	$3,815	$4,571	$3,609	$2,065	$2,520	$640	$2,209

December 31, 2011

CLL
Americas	$2,136	$2,219	$2,128	$1,367	$1,415	$425	$1,468
Europe	936	1,060	1,001	730	717	263	602
Asia	85	83	94	156	128	84	214
Other	54	58	13	11	11	2	5
Total CLL	3,211	3,420	3,236	2,264	2,271	774	2,289
Energy Financial Services	4	4	20	18	18	9	87
GECAS	28	28	59	–	–	–	11
Other	62	63	67	75	75	29	97
Total	$3,305	$3,515	$3,382	$2,357	$2,364	$812	$2,484

We recognized $115 million, $193 million and $85 million of interest income, including $49 million, $59 million and $25 million on a cash basis, for the six months ended June 30, 2012, the year ended December 31, 2011 and the six months ended June 30, 2011, respectively, principally in our CLL Americas business. The total average investment in impaired loans for the six months ended June 30, 2012 and the year ended December 31, 2011 was $5,818 million and $5,866 million, respectively.

(46)

Impaired loans classified as TDRs in our CLL business were $4,319 million and $3,642 million at June 30, 2012 and December 31, 2011, respectively, and were primarily attributable to CLL Americas ($3,098 million and $2,746 million, respectively).  For the six months ended June 30, 2012, we modified $1,800 million of loans classified as TDRs, primarily in CLL Americas ($1,157 million) and CLL EMEA ($532 million).  Changes to these loans primarily included debt to equity exchange, extensions, interest only payment periods and forbearance or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $2,796 million of modifications classified as TDRs in the last twelve months, $96 million have subsequently experienced a payment default in the last six months.

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

(47)

	Secured
(In millions)	A	B	C	Total

June 30, 2012

CLL
Americas	$72,168	$1,630	$3,443	$77,241
Europe	31,392	1,067	1,105	33,564
Asia	10,525	167	439	11,131
Other	330	–	31	361
Total CLL	114,415	2,864	5,018	122,297

Energy Financial Services	4,878	113	49	5,040

GECAS	11,470	236	340	12,046

Other	587	–	–	587
Total	$131,350	$3,213	$5,407	$139,970

December 31, 2011

CLL
Americas	$73,103	$2,816	$4,586	$80,505
Europe	33,481	1,080	1,002	35,563
Asia	10,644	116	685	11,445
Other	345	–	91	436
Total CLL	117,573	4,012	6,364	127,949

Energy Financial Services	5,727	24	18	5,769

GECAS	10,881	970	50	11,901

Other	1,282	–	–	1,282
Total	$135,463	$5,006	$6,432	$146,901

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

Our unsecured Commercial financing receivables portfolio is primarily attributable to our Interbanca S.p.A. and GE Sanyo Credit acquisitions in Europe and Asia, respectively. At June 30, 2012 and December 31, 2011, these financing receivables included $320 million and $325 million rated A, $947 million and $748 million rated B, and $542 million and $596 million rated C, respectively.

(48)

REAL ESTATE

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Real Estate financing receivables.

	Financing receivables
	June 30,	December 31,
(In millions)	2012	2011

Debt	$22,409	$24,501
Business Properties	5,301	8,248

Total Real Estate financing receivables, before allowance for losses	$27,710	$32,749

Non-impaired financing receivables	$20,244	$24,002
General reserves	226	267

Impaired loans	7,466	8,747
Specific reserves	561	822

Past Due Financing Receivables

The following table displays payment performance of Real Estate financing receivables.

	June 30, 2012		December 31, 2011
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due	past due	past due

Debt	2.3%	1.9%	2.4%	2.3%
Business Properties	4.7	4.3	3.9	3.0
Total	2.8	2.3	2.8	2.5

Nonaccrual Financing Receivables

The following table provides further information about Real Estate financing receivables that are classified as nonaccrual. Of our $5,380 million and $6,949 million of nonaccrual financing receivables at June 30, 2012 and December 31, 2011, respectively, $4,581 million and $6,061 million, respectively, are currently paying in accordance with their contractual terms.

	Nonaccrual financing		Nonearning financing
	receivables		receivables
	June 30,	December 31,	June 30,	December 31,
(Dollars in millions)	2012	2011	2012	2011

Debt	$4,900	$6,351	$403	$541
Business Properties	480	598	227	249
Total	$5,380	$6,949	$630	$790

Allowance for losses percentage	14.6%	15.7%	124.9%	137.8%

(49)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Real Estate.

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment	investment	principal	Associated	investment
(In millions)	in loans	balance	in loans	in loans	balance	allowance	in loans

June 30, 2012

Debt	$3,587	$3,631	$3,632	$3,408	$3,804	$475	$3,961
Business Properties	161	161	198	310	310	86	360
Total	$3,748	$3,792	$3,830	$3,718	$4,114	$561	$4,321

December 31, 2011

Debt	$3,558	$3,614	$3,568	$4,560	$4,652	$717	$5,435
Business Properties	232	232	215	397	397	105	460
Total	$3,790	$3,846	$3,783	$4,957	$5,049	$822	$5,895

We recognized $183 million, $399 million and $206 million of interest income, including $129 million, $339 million and $201 million on a cash basis, for the six months ended June 30, 2012, the year ended December 31, 2011 and the six months ended June 30, 2011, respectively, principally in our Real Estate-Debt portfolio. The total average investment in impaired loans for the six months ended June 30, 2012 and the year ended December 31, 2011 was $8,151 million and $9,678 million, respectively.

Real Estate TDRs decreased from $7,006 million at December 31, 2011 to $6,330 million at June 30, 2012, primarily driven by resolution of TDRs through paydowns, restructurings and foreclosures, partially offset by extensions of loans scheduled to mature during 2012, some of which were classified as TDRs upon modification. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable.  For the six months ended June 30, 2012, we modified $2,269 million of loans classified as TDRs, substantially all in our Debt portfolio. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $4,454 million of modifications classified as TDRs in the last twelve months, $407 million have subsequently experienced a payment default in the last six months.

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

(50)

	Loan-to-value ratio
	June 30, 2012			December 31, 2011
	Less than	80% to	Greater than	Less than	80% to	Greater than
(In millions)	80%	95%	95%	80%	95%	95%

Debt	$14,349	$3,787	$4,273	$14,454	$4,593	$5,454

	Internal Risk Rating
	June 30, 2012			December 31, 2011
(In millions)	A	B	C	A	B	C

Business
Properties	$4,861	$84	$356	$7,628	$110	$510

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

CONSUMER

At June 30, 2012, our U.S. consumer financing receivables included private-label credit card and sales financing for approximately 52 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 64% relate to credit card loans, which are often subject to profit and loss sharing arrangements with the retailer (which are recorded in revenues), and the remaining 36% are sales finance receivables, which provide financing to customers in areas such as electronics, recreation, medical and home improvement.

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Consumer financing receivables.

	Financing receivables
	June 30,	December 31,
(In millions)	2012	2011

Non-U.S. residential mortgages	$33,826	$35,550
Non-U.S. installment and revolving credit	17,960	18,544
U.S. installment and revolving credit	45,531	46,689
Non-U.S. auto	4,740	5,691
Other	7,643	7,244
Total Consumer financing receivables, before allowance for losses	$109,700	$113,718

Non-impaired financing receivables	$106,697	$110,825
General reserves	2,503	2,891

Impaired loans	3,003	2,893
Specific reserves	625	680

(51)

Past Due Financing Receivables

The following table displays payment performance of Consumer financing receivables.

	June 30, 2012		December 31, 2011
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due(a)	past due	past due(a)

Non-U.S. residential mortgages	12.5%	7.9%	12.3%	7.9%
Non-U.S. installment and revolving credit	4.3	1.2	4.1	1.2
U.S. installment and revolving credit	4.3	1.8	5.0	2.2
Non-U.S. auto	3.2	0.5	3.1	0.5
Other	3.6	2.0	3.5	2.0
Total	6.7	3.5	6.9	3.7

(a)
Included $36 million and $45 million of loans at June 30, 2012 and December 31, 2011, respectively, which are over 90 days past due and accruing interest, mainly representing accretion on loans acquired at a discount.

Nonaccrual Financing Receivables

The following table provides further information about Consumer financing receivables that are classified as nonaccrual.

	Nonaccrual financing		Nonearning financing
	receivables		receivables
	June 30,	December 31,	June 30,	December 31,
(Dollars in millions)	2012	2011	2012	2011

Non-U.S. residential mortgages	$2,853	$2,995	$2,720	$2,870
Non-U.S. installment and revolving credit	244	321	243	263
U.S. installment and revolving credit	773	990	773	990
Non-U.S. auto	27	43	28	43
Other	476	487	380	419
Total	$4,373	$4,836	$4,144	$4,585

Allowance for losses percentage	71.5%	73.8%	75.5%	77.9%

(52)

Impaired Loans

The vast majority of our Consumer nonaccrual financing receivables are smaller balance homogeneous loans evaluated collectively, by portfolio, for impairment and therefore are outside the scope of the disclosure requirement for impaired loans. Accordingly, impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and are therefore subject to the disclosure requirement for impaired loans, and commercial loans in our Consumer–Other portfolio. The recorded investment of these impaired loans totaled $3,003 million (with an unpaid principal balance of $3,384 million) and comprised $106 million with no specific allowance, primarily all in our Consumer–Other portfolio, and $2,897 million with a specific allowance of $625 million at June 30, 2012. The impaired loans with a specific allowance included $303 million with a specific allowance of $98 million in our Consumer–Other portfolio and $2,594 million with a specific allowance of $527 million across the remaining Consumer business and had an unpaid principal balance and average investment of $3,241 million and $2,876 million, respectively, at June 30, 2012. We recognized $76 million, $141 million and $54 million of interest income, including $3 million, $15 million and $2 million on a cash basis, for the six months ended June 30, 2012, the year ended December 31, 2011 and the six months ended June 30, 2011, respectively, principally in our Consumer–U.S. installment and revolving credit portfolios. The total average investment in impaired loans for the six months ended June 30, 2012 and the year ended December 31, 2011 was $2,971 million and $2,623 million, respectively.

Impaired loans classified as TDRs in our Consumer business were $2,859 million and $2,723 million at June 30, 2012 and December 31, 2011, respectively.  We utilize certain loan modification programs for borrowers experiencing financial difficulties in our Consumer loan portfolio. These loan modification programs primarily include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract, and are primarily concentrated in our non-U.S. residential mortgage and U.S. credit card portfolios.  For the six months ended June 30, 2012, we modified $913 million of consumer loans for borrowers experiencing financial difficulties, which are classified as TDRs, and included $623 million of non-U.S. consumer loans, primarily residential mortgages, credit cards and personal loans and $290 million of U.S. consumer loans, primarily credit cards. We expect borrowers whose loans have been modified under these programs to continue to be able to meet their contractual obligations upon the conclusion of the modification. Of our $2,106 million of modifications classified as TDRs in the last twelve months, $352 million have subsequently experienced a payment default in the last six months, primarily in our installment and revolving credit portfolios.

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

	Loan-to-value ratio
	June 30, 2012			December 31, 2011
	80% or	Greater than	Greater than	80% or	Greater than	Greater than
(In millions)	less	80% to 90%	90%	less	80% to 90%	90%

Non-U.S.
residential
mortgages	$18,861	$5,815	$9,150	$19,834	$6,087	$9,629

The majority of these financing receivables are in our U.K. and France portfolios and have re-indexed loan-to-value ratios of 84% and 57%, respectively. We have third-party mortgage insurance for approximately 64% of the balance of Consumer non-U.S. residential mortgage loans with loan-to-value ratios greater than 90% at June 30, 2012. Such loans were primarily originated in the U.K., Poland and France.

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

	Internal ratings translated to approximate credit bureau equivalent score
	June 30, 2012			December 31, 2011
	681 or	615 to	614 or	681 or	615 to	614 or
(In millions)	higher	680	less	higher	680	less

Non-U.S.
installment and
revolving credit	$9,966	$4,505	$3,489	$9,913	$4,838	$3,793
U.S. installment
and revolving
credit	29,824	8,607	7,100	28,918	9,398	8,373
Non-U.S. auto	3,429	802	509	3,927	1,092	672

(54)

Of those financing receivable accounts with credit bureau equivalent scores of 614 or less at June 30, 2012, 95% relate to installment and revolving credit accounts. These smaller balance accounts have an average outstanding balance less than one thousand U.S. dollars and are primarily concentrated in our retail card and sales finance receivables in the U.S. (which are often subject to profit and loss sharing arrangements), and closed-end loans outside the U.S., which minimizes the potential for loss in the event of default. For lower credit scores, we adequately price for the incremental risk at origination and monitor credit migration through our risk ratings process. We continuously adjust our credit line underwriting management and collection strategies based on customer behavior and risk profile changes.

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

At June 30, 2012, Consumer – Other financing receivables of $6,203 million, $576 million and $864 million were rated A, B, and C, respectively. At December 31, 2011, Consumer – Other financing receivables of $5,580 million, $757 million and $907 million were rated A, B, and C, respectively.

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

(55)

Consolidated Variable Interest Entities

We consolidate VIEs because we have the power to direct the activities that significantly affect the VIEs economic performance, typically because of our role as either servicer or manager for the VIE. Our consolidated VIEs fall into three main groups, which are further described below:

•
Trinity comprises two consolidated entities that hold investment securities, the majority of which are investment grade, and were funded by the issuance of GICs. These entities were consolidated in 2003 and ceased issuing new investment contracts beginning in the first quarter of 2010. Since 2004, GECC has fully guaranteed repayment of these entities’ GIC obligations. These obligations include conditions under which certain GIC holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3 or the short-term credit ratings fall below A-1+/P-1.  To the extent that amounts due were to exceed the ultimate value of proceeds realized from Trinity assets, GECC would be required to provide such excess amount. Following the April 3, 2012 Moody’s downgrade of GECC’s long-term credit ratings to A1, substantially all of these GICs became redeemable by the holders. In the second quarter of 2012, holders of $1,981 million of GICs redeemed their holdings. The redemption was funded primarily through advances from GECC. The remaining outstanding GICs will continue to be subject to the existing terms and maturities of their respective contracts.

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

•
Other remaining assets and liabilities of consolidated VIEs relate primarily to four categories of entities: (1) enterprises we acquired that had previously created asset-backed financing entities to fund commercial, middle-market and equipment loans; we are the collateral manager for these entities of $823 million of assets and $754 million of liabilities; (2) joint ventures that lease light industrial equipment of $1,620 million of assets and $880 million of liabilities; (3) other entities that are involved in power generating and leasing activities of $2,343 million of assets and $583 million of liabilities; and (4) insurance entities that, among other lines of business, provide property and casualty and workers’ compensation coverage for GE of $1,198 million of assets and $604 million of liabilities.

(56)

The table below summarizes the assets and liabilities of consolidated VIEs described above.

		Consolidated Securitization Entities
		Credit				Real		Trade
(In millions)	Trinity	Cards	(a)	Equipment	(a)	Estate	(b)	Receivables	Other	(c)	Total

June 30, 2012
Assets(d)
Financing
receivables, net	$–	$19,847		$11,596		$3,055		$1,899	$4,724		$41,121
Investment securities	3,829	–		–		–		–	1,046		4,875
Other assets	349	1,136		332		223		–	2,004		4,044
Total	$4,178	$20,983		$11,928		$3,278		$1,899	$7,774		$50,040

Liabilities(d)
Borrowings	$–	$–		$3		$25		$–	$1,280		$1,308
Non-recourse
borrowings	–	14,974		9,312		3,163		1,602	745		29,796
Other liabilities	2,167	85		–		4		13	1,205		3,474
Total	$2,167	$15,059		$9,315		$3,192		$1,615	$3,230		$34,578

December 31, 2011
Assets(d)
Financing
receivables, net	$–	$19,229		$10,523		$3,521		$1,614	$2,973		$37,860
Investment securities	4,289	–		–		–		–	1,031		5,320
Other assets	389	17		283		210		–	2,636		3,535
Total	$4,678	$19,246		$10,806		$3,731		$1,614	$6,640		$46,715

Liabilities(d)
Borrowings	$–	$–		$2		$25		$–	$821		$848
Non-recourse
borrowings	–	14,184		8,166		3,659		1,769	980		28,758
Other liabilities	4,456	37		–		19		23	1,071		5,606
Total	$4,456	$14,221		$8,168		$3,703		$1,792	$2,872		$35,212

(a)
We provide servicing to the CSEs and are contractually permitted to commingle cash collected from customers on financing receivables sold to investors with our own cash prior to payment to a CSE, provided our short-term credit rating does not fall below A-1/P-1. These CSEs also owe us amounts for purchased financial assets and scheduled quarterly distributions. At June 30, 2012, the amounts owed to the CSEs and receivable from the CSEs were $6,062 million and $5,112 million, respectively.

(b)
During the second quarter of 2012, we made the decision to sell our Business Property business, which includes servicing rights for most of these CSEs. Following the sale and upon the trust’s acceptance of the buyer as the new servicer, we will deconsolidate substantially all of these securitization entities as we will no longer have the power to direct these entities.

(c)
Includes $1,415 million in other assets and $537 million of borrowings at June 30, 2012 due to the consolidation of an entity involved in power generating activities. This entity was previously subject to a leveraged lease and we consolidated this entity in March 2012 following the execution of an agreement that gave us the power to direct activities of this entity.

(d)
Asset amounts exclude intercompany receivables for cash collected on behalf of the entities by GE as servicer, which are eliminated in consolidation. Such receivables provide the cash to repay the entities’ liabilities. If these intercompany receivables were included in the table above, assets would be higher. In addition, other assets, borrowings and other liabilities exclude intercompany balances that are eliminated in consolidation.

Total revenues from our consolidated VIEs were $1,770 million and $1,442 million in the three months ended June 30, 2012 and 2011, respectively, and $3,358 million and $2,982 million in the six months ended June 30, 2012 and 2011, respectively. Related expenses consisted primarily of provisions for losses of $170 million and $188 million in the three months ended June 30, 2012 and 2011, respectively, and $370 million and $550 million in the six months ended June 30, 2012 and 2011, respectively, and interest and other financial charges of $114 million and $151 million in the three months ended June 30, 2012 and 2011, respectively, and $247 million and $307 million in the six months ended June 30, 2012 and 2011, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GE and the VIEs, which are eliminated in consolidation.

(57)

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

The largest unconsolidated VIE with which we are involved is Penske Truck Leasing Co., L.P. (PTL), a joint venture and limited partnership formed in 1988 between Penske Truck Leasing Corporation (PTLC) and GE. PTLC is the sole general partner of PTL and an indirect wholly-owned subsidiary of Penske Corporation. PTL is engaged in truck leasing and support services, including full-service leasing, dedicated logistics support and contract maintenance programs, as well as rental operations serving commercial and consumer customers. Our direct and indirect interest in PTL is accounted for using the equity method. During the second quarter of 2012, PTL effected a recapitalization and subsequently acquired third-party financing which was used to repay $2,382 million of its outstanding debt owed to GECC.  At June 30, 2012, our direct and indirect investment in PTL of $5,093 million primarily comprised partnership interests of $799 million and loans and advances of $4,259 million.

Other significant exposures to unconsolidated VIEs at June 30, 2012 include an investment in high quality senior secured debt of various middle-market companies ($4,268 million); investments in real estate entities ($3,075 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; and exposures to joint ventures that purchase factored receivables ($1,807 million). The vast majority of our other unconsolidated entities consist of passive investments in various asset-backed financing entities.

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the type of investment we hold. Variable interests in partnerships and corporate entities are classified as either equity method or cost method investments. In the ordinary course of business, we also make investments in entities in which we are not the primary beneficiary but may hold a variable interest such as limited partner interests or mezzanine debt investments. These investments are classified in two captions in our financial statements: “All other assets” for investments accounted for under the equity method, and “Financing receivables – net” for debt financing provided to these entities. Our investments in unconsolidated VIEs at June 30, 2012 and December 31, 2011 follow.

	At
	June 30, 2012			December 31, 2011
(In millions)	PTL	All other	Total	PTL	All other	Total

Other assets and investment
securities	$5,093	$7,462	$12,555	$7,038	$6,954	$13,992
Financing receivables – net	–	3,002	3,002	–	2,507	2,507
Total investments	5,093	10,464	15,557	7,038	9,461	16,499
Contractual obligations to fund
investments or guarantees	189	2,216	2,405	600	2,253	2,853
Revolving lines of credit	10	48	58	1,356	92	1,448
Total	$5,292	$12,728	$18,020	$8,994	$11,806	$20,800

In addition to the entities included in the table above, we also hold passive investments in RMBS, commercial mortgage-backed securities (CMBS) and asset-backed securities (ABS) issued by VIEs. Such investments were, by design, investment grade at issuance and held by a diverse group of investors. Further information about such investments is provided in Note 3.

(58)

19. INTERCOMPANY TRANSACTIONS

Transactions between related companies are made on an arms-length basis, are eliminated and consist primarily of GECC dividends to GE; GE customer receivables sold to GECC; GECC services for trade receivables management and material procurement; buildings and equipment (including automobiles) leased between GE and GECC; information technology (IT) and other services sold to GECC by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GECC from third-party producers for lease to others; and various investments, loans and allocations of GE corporate overhead costs.

These intercompany transactions are reported in the GE and GECC columns of our financial statements, but are eliminated in deriving our consolidated financial statements. Effects of these eliminations on our consolidated cash flows from operating, investing and financing activities include the following. Net decrease (increase) in GE customer receivables sold to GECC of $(109) million and $525 million have been eliminated from consolidated cash from operating and investing activities for the six months ended June 30, 2012 and 2011, respectively. Dividends from GECC to GE of $3,000 million have been eliminated from consolidated cash from operating and financing activities for the six months ended June 30, 2012. There were no such dividends for the six months ended June 30, 2011. Eliminations of intercompany borrowings (includes GE investment in GECC short-term borrowings) of $261 million and $(71) million have been eliminated from financing activities for the six months ended June 30, 2012 and 2011, respectively. Other reclassifications and eliminations of $(242) million and $(146) million have been eliminated from consolidated cash from operating activities and $(37) million and $253 million have been eliminated from consolidated cash from investing activities for the six months ended June 30, 2012 and 2011, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A. Results of Operations

General Electric Company’s consolidated financial statements represent the combination of the industrial manufacturing and product services businesses of General Electric Company (GE) and the financial services businesses of General Electric Capital Corporation (GECC or Financial Services).

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

Overview

Earnings from continuing operations attributable to the Company increased 2% to $3.658 billion in the second quarter of 2012 compared with $3.570 billion in the second quarter of 2011. Earnings per share (EPS) from continuing operations increased 3% to $0.34 in the second quarter of 2012 compared with $0.33 in the second quarter of 2011. Operating earnings (non-GAAP measure), which excludes non-operating pension costs, increased 7% to $4.010 billion in the second quarter of 2012 compared with $3.751 billion in the second quarter of 2011. Operating earnings per share (non-GAAP measure) increased 12% to $0.38 in the second quarter of 2012 compared with $0.34 in the second quarter of 2011.

(59)

Earnings from continuing operations attributable to the Company decreased 1% to $6.909 billion in the six months ended June 30, 2012 compared with $6.968 billion in the same period of 2011. Earnings per share (EPS) from continuing operations increased 2% to $0.65 in the six months ended June 30, 2012 compared with $0.64 in the six months ended June 30, 2011. Operating earnings (non-GAAP measure), which excludes non-operating pension costs, increased 4% to $7.597 billion in the six months ended June 30, 2012 compared with $7.312 billion in the same period of 2011. Operating earnings per share (non-GAAP measure) increased 7% to $0.72 in the six months ended June 30, 2012 compared with $0.67 in the same period of 2011.

Earnings (loss) from discontinued operations, net of taxes, was $(0.6) billion in the second quarter of 2012 compared with $0.2 billion in the second quarter of 2011. In the second quarter of 2012, we recorded losses of $0.3 billion and $0.2 billion related to the discontinued operations of GE Money Japan and WMC, respectively. The second quarter of 2011 included a $0.3 billion gain on the sale of Consumer Singapore. For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

Earnings (loss) from discontinued operations, net of taxes, was $(0.8) billion in the six months ended June 30, 2012 compared with $0.2 billion in the same period of 2011. In the six months ended June 30, 2012, we recorded losses of $0.4 billion related to GE Money Japan, $0.2 billion related to WMC and $0.2 billion related to the discontinued operations of our Consumer Ireland business. The six months ended June 30, 2011 included a $0.3 billion gain on the sale of Consumer Singapore.

Net earnings attributable to GE common shareowners decreased 16% to $3.105 billion and EPS decreased 17% to $0.29 in the second quarter of 2012 compared with $3.689 billion and $0.35, respectively, in the second quarter of 2011.

Net earnings attributable to GE common shareowners decreased 13% to $6.139 billion and EPS decreased 12% to $0.58 in the six months ended June 30, 2012 compared with $7.047 billion and $0.66, respectively, in the same period of 2011.

Revenues of $36.5 billion in the second quarter of 2012 increased 2% compared with the second quarter of 2011, reflecting the net effects of acquisitions and dispositions and organic revenue growth partially offset by the stronger U.S. dollar. Industrial sales increased 9% to $25.1 billion, primarily reflecting an increase in organic revenue. Sales of product services (including sales of spare parts and related services) of $10.8 billion in the second quarter of 2012 increased 2% compared with the second quarter of 2011. Financial Services revenues decreased 8% over the comparable period of last year to $11.5 billion as a result of organic revenue declines, primarily due to lower GE Capital Ending Net Investment (ENI), the stronger U.S. dollar and lower gains. Other income decreased to $0.4 billion in the second quarter of 2012 from $0.6 billion in the same period of 2011 mainly attributable to the non-repeat of a commercial settlement and lower gains on dispositions.

Revenues of $71.7 billion in the six months ended June 30, 2012 decreased 3% compared with the same period of 2011, reflecting organic revenue growth. Revenues excluding the impact of NBCU were 3% higher compared with the six months ended June 30, 2011. Industrial sales increased 8% to $48.8 billion, primarily reflecting an increase in organic revenue. Sales of product services (including sales of spare parts and related services) of $21.3 billion in the six months ended June 30, 2012 increased 6% compared with the same period of 2011. Financial Services revenues decreased 10% over the comparable period of last year to $22.9 billion as a result of organic revenue declines, primarily due to lower GE Capital ENI, the absence of the 2011 gain on sale of a substantial portion of our Garanti Bank equity investment (2011 Garanti gain) and the stronger U.S. dollar. Other income decreased to $1.0 billion in the six months ended June 30, 2012 from $4.2 billion in the same period of 2011 mainly attributable to the sale of NBCU in the first quarter of 2011.

(60)

Overall, acquisitions contributed $0.8 billion and $1.1 billion to consolidated revenues in the second quarters of 2012 and 2011, respectively. Our consolidated earnings in the second quarters of 2012 and 2011 included an immaterial amount and $0.1 billion from acquired businesses, respectively. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $0.3 billion and $3.7 billion in the second quarters of 2012 and 2011, respectively. The effects of dispositions on earnings were an immaterial amount and a decrease of $0.1 billion in the second quarters of 2012 and 2011, respectively.

Overall, acquisitions contributed $2.2 billion and $1.6 billion to consolidated revenues in the six months ended June 30, 2012 and 2011, respectively. Our consolidated earnings in the six months ended June 30, 2012 and 2011 included $0.1 billion and $0.1 billion from acquired businesses, respectively. Dispositions also affected our operations through lower revenues of $4.8 billion and $3.8 billion in the six months ended June 30, 2012 and 2011, respectively. The effects of dispositions on earnings were a decrease of $0.6 billion and an increase of $0.2 billion in the six months ended June 30, 2012 and 2011, respectively.

The most significant acquisitions affecting results for the three and six months ended June 30, 2012 were the 2011 acquisitions of Converteam and the Well Support division of John Wood Group PLC at Energy Infrastructure.

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

Segment revenues include both revenues and other income related to the segment. Segment profit excludes results reported as discontinued operations, earnings attributable to noncontrolling interests of consolidated subsidiaries, GECC preferred stock dividends declared and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured – excluded in determining segment profit, which we sometimes refer to as “operating profit,” for Energy Infrastructure, Aviation, Healthcare, Transportation and Home & Business Solutions; included in determining segment profit, which we sometimes refer to as “net earnings,” for GE Capital.

On February 22, 2012, we merged our wholly-owned subsidiary, GECS, with and into GECS’ wholly-owned subsidiary, GECC.  Our financial services segment, GE Capital, continues to comprise the continuing operations of GECC, which now include the run-off insurance operations previously held and managed in GECS. Unless otherwise indicated, references to GECC and the GE Capital segment in this Form 10-Q Report relate to the entity or segment as they exist subsequent to the February 22, 2012 merger.

On July 20, 2012, we announced that we will reorganize our Energy Infrastructure segment into three stand-alone businesses, effective in the fourth quarter 2012. We will begin reporting these businesses on the new basis beginning with the fourth quarter of 2012.

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

(61)

Energy Infrastructure
	Three months ended June 30		Six months ended June 30
(In millions)	2012	2011	2012	2011

Revenues	$11,919	$10,402	$23,087	$19,851

Segment profit	$1,755	$1,552	$3,279	$2,933

Revenues
Energy	$8,559	$7,184	$16,601	$14,291
Oil & Gas	3,658	3,480	7,074	6,038

Segment profit
Energy	$1,282	$1,117	$2,464	$2,232
Oil & Gas	535	483	935	789

Energy Infrastructure revenues increased $1.5 billion, or 15%, to $11.9 billion (including $0.5 billion from acquisitions), in the second quarter of 2012 as higher volume ($2.0 billion) was partially offset by the effects of the stronger U.S. dollar ($0.5 billion) across the segment.

Segment profit of $1.8 billion in the second quarter of 2012 increased $0.2 billion, or 13%, as increased volume ($0.3 billion) was partially offset by the effects of the stronger U.S. dollar ($0.1 billion) across the segment.

Energy Infrastructure revenues increased $3.2 billion, or 16%, to $23.1 billion (including $1.4 billion from acquisitions), in the six months ended June 30, 2012 as higher volume ($3.9 billion) was partially offset by the effects of the stronger U.S. dollar ($0.6 billion) across the segment.

Segment profit of $3.3 billion in the six months ended June 30, 2012 increased $0.3 billion, or 12%, as increased volume ($0.6 billion) was partially offset by the effects of the stronger U.S. dollar ($0.1 billion) and decreased productivity ($0.1 billion).  Higher volume and the effects of the stronger U.S. dollar were at both Energy and Oil & Gas. The effects of productivity were primarily at Energy.

Aviation revenues of $4.9 billion in the second quarter of 2012 increased $0.1 billion, or 3%, due primarily to higher prices ($0.2 billion), partially offset by lower other income ($0.1 billion). Higher revenues were driven by increased equipment sales ($0.3 billion), which was primarily due to higher commercial engine shipments, partially offset by lower services ($0.1 billion).

Segment profit of $0.9 billion in the second quarter of 2012 decreased 4%, as higher inflation ($0.1 billion),  lower productivity and lower other income were partially offset by higher prices ($0.2 billion).  The impact of higher equipment revenues was more than offset by lower service revenues.

Aviation revenues of $9.7 billion in the six months ended June 30, 2012 increased $0.6 billion, or 7%, due primarily to higher volume ($0.4 billion) and higher prices ($0.3 billion). Higher revenue was driven by increased equipment sales ($0.7 billion), which was due to higher commercial engine shipments.

Segment profit of $1.8 billion in the six months ended June 30, 2012 decreased 1%, as higher prices ($0.3 billion) and higher volume ($0.1 billion) were offset by higher inflation ($0.2 billion) and lower productivity ($0.2 billion). The impact of higher equipment revenues were more than offset by lower service revenues.

Healthcare revenues of $4.5 billion in the second quarter of 2012 were flat as higher volume ($0.2 billion) was offset by the effects of the stronger U.S. dollar ($0.1 billion) and lower prices ($0.1 billion). Growth in both the U.S. and emerging markets was offset by declines in Europe.

Segment profit of $0.7 billion in the second quarter of 2012 decreased 2%, reflecting lower prices ($0.1 billion) and higher labor inflation ($0.1 billion), partially offset by increased productivity ($0.1 billion).

(62)

Healthcare revenues of $8.8 billion in the six months ended June 30, 2012 increased $0.2 billion, or 2%, due to higher volume ($0.5 billion), partially offset by the effects of the stronger U.S. dollar ($0.1 billion) and lower prices ($0.1 billion). Higher revenues were due to increased equipment sales ($0.2 billion), primarily driven by growth in both the U.S. and emerging markets.

Segment profit of $1.3 billion in the six months ended June 30, 2012 increased 3%, reflecting increased productivity ($0.2 billion) and higher volume ($0.1 billion), partially offset by lower prices ($0.1 billion) and higher labor inflation ($0.1 billion).

Transportation revenues of $1.6 billion in the second quarter of 2012 increased $0.3 billion, or 27%, primarily due to higher volume ($0.3 billion) related to increased equipment sales. The increase in equipment sales was primarily driven by an increase in locomotive sales and growth in our global mining equipment business.

Segment profit of $0.3 billion in the second quarter of 2012 increased $0.1 billion, or 58%, primarily as a result of increased productivity ($0.1 billion), higher volume and higher prices, reflecting an increase in equipment sales.

Transportation revenues of $2.8 billion in the six months ended June 30, 2012 increased $0.7 billion, or 33%, primarily due to higher volume ($0.7 billion) and higher prices ($0.1 billion). The increase is related to increased equipment sales ($0.6 billion) and services ($0.1 billion). The increase in equipment revenue was primarily driven by an increase in locomotive sales and growth in our global mining equipment business.

Segment profit of $0.5 billion in the six months ended June 30, 2012 increased $0.2 billion, or 53%, as a result of increased volume ($0.1 billion) and higher prices ($0.1 billion), primarily reflecting an increase in equipment sales.

Home & Business Solutions revenues of $2.2 billion in the second quarter of 2012 increased 2% compared with the second quarter of 2011, reflecting increases at Appliances partially offset by lower revenues at Lighting and Intelligent Platforms. Overall, revenues increased primarily as a result of increased prices, ($0.1 billion).

Segment profit of $0.1 billion decreased 14% in the second quarter of 2012 as decreased productivity ($0.1 billion), reflecting investment in new product development, and the effects of inflation were partially offset by increased prices ($0.1 billion).

Home & Business Solutions revenues of $4.3 billion in the six months ended June 30, 2012 increased $0.2 billion, or 4%, compared with the same period of 2011, reflecting increases at Appliances partially offset by lower revenues at Lighting and Intelligent Platforms. Overall, revenues increased primarily as a result of increased prices ($0.2 billion).

Segment profit of $0.2 billion decreased 13% in the six months ended June 30, 2012 as the effects of inflation ($0.1 billion) and decreased productivity ($0.1 billion), reflecting investment in new product development, were partially offset by increased prices ($0.2 billion).

GE Capital
	Three months ended June 30		Six months ended June 30
(In millions)	2012	2011	2012	2011

Revenues	$11,458	$12,440	$22,900	$25,476

Segment profit	$2,122	$1,615	$3,914	$3,405

	At
	June 30,	December 31,	June 30,
(In millions)	2012	2011	2011

Total assets	$558,804	$584,536	$605,634

(63)

	Three months ended June 30		Six months ended June 30
(In millions)	2012	2011	2012	2011

Revenues
Commercial Lending and Leasing (CLL)	$4,141	$4,666	$8,583	$9,274
Consumer	3,812	4,172	7,689	8,995
Real Estate	876	992	1,712	1,899
Energy Financial Services	446	365	685	710
GE Capital Aviation Services (GECAS)	1,317	1,327	2,648	2,652

Segment profit
CLL	$626	$701	$1,311	$1,255
Consumer	907	1,042	1,736	2,283
Real Estate	221	(335)	277	(693)
Energy Financial Services	122	139	193	251
GECAS	308	321	626	627

	At
	June 30,	December 31,	June 30,
(In millions)	2012	2011	2011

Assets
CLL	$185,284	$193,869	$198,223
Consumer	134,874	138,534	145,427
Real Estate	57,892	60,873	67,660
Energy Financial Services	19,559	18,357	18,092
GECAS	49,927	48,821	48,822

GE Capital revenues decreased 8% and net earnings increased 31% in the second quarter of 2012. Revenues were reduced by $0.2 billion as a result of dispositions. Revenues also decreased as a result of organic revenue declines, primarily due to lower ENI, the stronger U.S. dollar and lower gains. Net earnings increased as a result of core increases and lower impairments, partially offset by lower gains.

GE Capital revenues decreased 10% and net earnings increased 15% in the first six months of 2012. Revenues included $0.1 billion from acquisitions and were reduced by $0.3 billion as a result of dispositions. Revenues also decreased as a result of organic revenue declines, primarily due to lower ENI, the absence of the 2011 Garanti gain and the stronger U.S. dollar. Net earnings increased as a result of lower impairments, core increases and lower provisions for losses on financing receivables, reflecting improved portfolio quality, partially offset by the absence of the 2011 Garanti gain and operations.

Additional information about certain GE Capital businesses follows.

CLL revenues decreased 11% and net earnings decreased 11% in the second quarter of 2012. Revenues were reduced by $0.1 billion as a result of dispositions. Revenues also decreased as a result of organic revenue declines ($0.3 billion) and the stronger U.S. dollar ($0.1 billion). Net earnings decreased reflecting core decreases ($0.1 billion).

CLL revenues decreased 7% and net earnings increased 4% in the first six months of 2012. Revenues were reduced by $0.2 billion as a result of dispositions. Revenues also decreased as a result of organic revenue declines ($0.4 billion) and the stronger U.S. dollar ($0.1 billion). Net earnings increased reflecting lower provisions for losses on financing receivables ($0.1 billion).

(64)

Consumer revenues decreased 9% and net earnings decreased 13% in the second quarter of 2012. Revenues decreased as a result of organic revenue declines ($0.2 billion) and the stronger U.S. dollar ($0.2 billion). The decrease in net earnings resulted primarily from core decreases ($0.1 billion).

Consumer revenues decreased 15% and net earnings decreased 24% in the first six months of 2012. Revenues included $0.1 billion from acquisitions and were reduced by $0.1 billion as a result of dispositions. Revenues also decreased as a result of the absence of the 2011 Garanti gain ($0.7 billion), organic revenue declines ($0.4 billion) and the stronger U.S. dollar ($0.2 billion). The decrease in net earnings resulted primarily from the absence of the 2011 Garanti gain ($0.3 billion), core decreases ($0.2 billion), lower Garanti results ($0.1 billion) and dispositions ($0.1 billion), partially offset by lower provisions for losses on financing receivables.

Real Estate revenues decreased 12% and net earnings were favorable in the second quarter of 2012. Revenues decreased as a result of organic revenue declines ($0.1 billion), primarily due to lower ENI. Real Estate net earnings increased as a result of core increases ($0.3 billion) including higher tax benefits of $0.2 billion, lower impairments ($0.2 billion) and lower provisions for losses on financing receivables ($0.1 billion). Depreciation expense on real estate equity investments totaled $0.2 billion in both the second quarters of 2012 and 2011.

Real Estate revenues decreased 10% and net earnings were favorable in the first six months of 2012. Revenues decreased as a result of organic revenue declines ($0.2 billion), primarily due to lower ENI, partially offset by increases in net gains on property sales. Real Estate net earnings increased as a result of lower impairments ($0.5 billion), core increases ($0.4 billion) including higher tax benefits of $0.3 billion, and lower provisions for losses on financing receivables ($0.1 billion). Depreciation expense on real estate equity investments totaled $0.4 billion and $0.5 billion in the first six months of 2012 and 2011, respectively.

Energy Financial Services revenues increased 22% and net earnings decreased 12% in the second quarter of 2012. Revenues increased primarily as a result of organic revenue growth ($0.2 billion) including asset sales by investees and the consolidation of an entity involved in power generating activities, partially offset by lower gains ($0.1 billion). The decrease in net earnings resulted primarily from lower gains ($0.1 billion), partially offset by core increases ($0.1 billion).

Energy Financial Services revenues decreased 4% and net earnings decreased 23% in the first six months of 2012. Revenues decreased primarily as a result of lower gains ($0.2 billion), partially offset by organic revenue growth ($0.2 billion) including asset sales by investees and the consolidation of an entity involved in power generating activities. The decrease in net earnings resulted primarily from lower gains ($0.1 billion), partially offset by core increases ($0.1 billion).

GECAS revenues decreased 1% and net earnings decreased 4% in the second quarter of 2012. Revenues decreased as a result of higher impairments and lower gains, partially offset by organic revenue growth. The decrease in net earnings resulted primarily from higher impairments and lower gains, partially offset by core increases.

GECAS revenues and net earnings were both flat in the first six months of 2012.

(65)

Corporate Items and Eliminations
	Three months ended June 30		Six months ended June 30
(In millions)	2012	2011	2012	2011

Revenues
NBCU/NBCU LLC	$242	$280	$429	$5,080
Gains on disposed businesses	–	–	274	–
Eliminations and other	(242)	(113)	(683)	(419)
Total	$–	$167	$20	$4,661

Operating Profit (Cost)
Gains on disposed businesses	$–	$–	$274	$–
NBCU/NBCU LLC	242	280	429	3,928
Principal retirement plans(a)	(832)	(519)	(1,603)	(950)
Underabsorbed corporate overhead and other costs	(875)	(445)	(1,610)	(1,170)
Total	$(1,465)	$(684)	$(2,510)	$1,808

(a)
Included non-operating (non-GAAP) pension income (cost) of $(0.5) billion and $(0.3) billion in the second quarters of 2012 and 2011, respectively, and $(1.1) billion and $(0.5) billion in six months ended June 30, 2012 and 2011, respectively, which includes interest costs, expected return on plan assets and non-cash amortization of actuarial gains and losses. See Exhibit 99(a) of this Form 10-Q Report.

Corporate items and eliminations revenues in the second quarter of 2012 decreased $0.2 billion, primarily due to the non-repeat of a $0.2 billion prior year commercial settlement. Corporate items and eliminations costs increased $0.8 billion due to $0.3 billion of higher costs of our principal retirement plans, $0.2 billion from a non-repeat of a commercial settlement, and $0.1 billion of higher global corporate costs.

Corporate items and eliminations revenues in the six months ended June 30, 2012 decreased $4.6 billion as $4.7 billion of lower NBCU/NBCU LLC related revenues (primarily due to the non-repeat of the pre-tax gain on the NBCU transaction and the deconsolidation of NBCU in 2011) were partially offset by $0.3 billion of higher gains on other disposed businesses. Corporate items and eliminations costs increased $4.3 billion as $3.5 billion of lower NBCU/NBCU LLC related earnings, primarily from the non-repeat of the 2011 gain related to the NBCU transaction, $0.7 billion of higher costs of our principal retirement plans, $0.2 billion of higher research and development spending and global corporate costs and $0.2 billion from a non-repeat of a commercial settlement were partially offset by $0.3 billion of a gain on formation of an aviation joint venture and $0.2 billion lower restructuring and other charges.

Certain amounts included in Corporate items and eliminations cost are not allocated to GE operating segments because they are excluded from the measurement of their operating performance for internal purposes. For the second quarter of 2012, these included $0.1 billion of costs at Healthcare, primarily technology and product development costs and restructuring, rationalization and other charges, $0.1 billion of costs at Energy Infrastructure, primarily acquisition-related costs, technology and product development costs and restructuring, rationalization and other charges, $0.1 billion of costs at Aviation, primarily technology and product development costs, and $0.1 billion at Home and Business Solutions for product development and other costs. In the six months ended June 30, 2012 and 2011, these included $0.3 billion of gain related to a joint venture formation at Aviation, $0.2 billion of costs at Energy Infrastructure, primarily acquisition-related costs, technology and product development costs, and restructuring, rationalization and other charges, $0.2 billion of costs at Healthcare and $0.1 billion at each of Aviation, and Transportation, primarily technology and product development costs and restructuring, rationalization and other charges, and $0.1 billion at Home and Business Solutions, primarily product development and other costs.

In the second quarter of 2012, underabsorbed corporate overhead and other costs increased $0.4 billion compared with same period of 2011, reflecting increased costs at our global research centers and global corporate costs and a prior year commercial settlement.

(66)

In the six months ended June 30, 2012, underabsorbed corporate overhead and other costs increased $0.4 billion compared with the same period of 2011, reflecting increased costs at our global research centers and global corporate costs and a prior year commercial settlement, partially offset by lower restructuring and other charges (including acquisition-related costs).

Income Taxes

The consolidated provision for income taxes was an expense of $0.5 billion in the second quarter of 2012 (an effective tax rate of 11.8%), compared with $0.9 billion for the same period of 2011 (an effective tax rate of 19.7%). Our consolidated income tax rate decreased from the second quarter of 2011 to the second quarter of 2012, primarily due to the benefit of the high tax basis in the entity being sold in the Business Property disposition, and from increased benefits from lower-taxed international operations, partially offset by a higher adjustment in the second quarter of 2012 to bring our six month tax rate in line with the projected full year tax rate.

The consolidated provision for income taxes was an expense of $1.1 billion in the six months ended June 30, 2012 (an effective tax rate of 13.9%), compared with $4.8 billion for the same period of 2011 (an effective tax rate of 40.4%). Our consolidated income tax rate decreased from the six months ended June 30, 2011 to the six months ended June 30, 2012, primarily because of the lack of a comparable item to the first quarter 2011 gain on NBCU, the benefit of the high tax basis in the entity being sold in the Business Property disposition, and from increased benefits from lower-taxed international operations.

Approximately 20 percentage points of the 26 percentage point decrease in the consolidated effective tax rate from the six months ended June 30, 2011 to the six months ended June 30, 2012 was due to the first quarter 2011 disposition of NBCU. In connection with the transaction, we recognized income tax expense of $3.2 billion on a pretax gain of $3.7 billion, reflecting the low tax basis in our investment in the NBCU business, and the recognition of deferred tax liabilities related to our 49% investment in NBCU LLC. As our investment in NBCU LLC is structured as a partnership for U.S. tax purposes, U.S. taxes are recorded separately from the equity investment.

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

Discontinued Operations
	Three months ended June 30		Six months ended June 30
(In millions)	2012	2011	2012	2011

Earnings (loss) from discontinued operations,
net of taxes	$(553)	$194	$(770)	$229

(67)

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

Loss from discontinued operations, net of taxes, in the three and six months ended June 30, 2012 primarily reflect the $0.3 billion after-tax effect of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan and the $0.2 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC.  In addition, the first six months of 2012 included a $0.2 billion loss (which includes a $0.1 billion loss on disposal) related to Consumer Ireland.

Earnings from discontinued operations, net of taxes, in the three and six months ended June 30, 2011 primarily reflected a $0.3 billion gain related to the sale of Consumer Singapore and earnings from operations of Australia Home Lending of $0.1 billion, partially offset by the loss on sale of Australian Home Lending of $0.2 billion.

For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position for the six months ended June 30, 2012 resulted from the following:

•	At GECC, repayments exceeded new issuances of total borrowings by $23.8 billion and collections on financing receivables exceeded originations by $5.8 billion at GECC;

•	The U.S. dollar was stronger for most major currencies at June 30, 2012 than at December 31, 2011, decreasing the translated levels of our non-U.S. dollar assets and liabilities.

•
GECC issued 22,500 shares of preferred stock for proceeds of $2.2 billion during the second quarter of 2012. The effect of this issuance is reported as a $2.2 billion increase in consolidated noncontrolling interests and consolidated total equity.

•	GECC paid $3.0 billion of dividends to GE.

Consolidated assets were $694.1 billion at June 30, 2012, a decrease of $23.1 billion from December 31, 2011. GE assets increased $3.0 billion, and Financial Services assets decreased $25.7 billion.

GE assets were $221.0 billion at June 30, 2012, a $3.0 billion increase from December 31, 2011 and reflect an increase in inventories of $1.6 billion and an increase in other assets of $1.1 billion.

Financial Services assets were $558.8 billion at June 30, 2012, a $25.7 billion decrease from December 31, 2011, and reflect a reduction of net financing receivables ($14.9 billion), and decreases in cash and equivalents ($10.5 billion) and derivative assets ($3.9 billion).

Consolidated liabilities were $570.2 billion at June 30, 2012, a $28.9 billion decrease from December 31, 2011. GE liabilities decreased $0.4 billion and Financial Services liabilities decreased $28.5 billion.

GE liabilities were $100.1 billion at June 30, 2012, a $0.4 billion decrease from December 31, 2011. The ratio of borrowings to total capital invested for GE at June 30, 2012 was 8.8% compared with 9.0% at December 31, 2011 and 7.8% at June 30, 2011.

(68)

Financial Services liabilities decreased $28.5 billion from December 31, 2011 to $478.2 billion at June 30, 2012, and reflect a $23.8 billion net reduction in borrowings, primarily in long-term borrowings and commercial paper, consistent with our overall reduction in assets, redemptions of guaranteed investment contracts (GICs) at Trinity ($2.0 billion), lower factoring liabilities at CLL ($1.2 billion) and lower deposits at our banks ($0.9 billion).

Cash Flows

Consolidated cash and equivalents were $74.3 billion at June 30, 2012, a decrease of $10.2 billion during the six months ended June 30, 2012. Cash and equivalents totaled $91.1 billion at June 30, 2011, an increase of $12.1 billion during the six months ended June 30, 2011.

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

GE Cash Flow

GE cash and equivalents were $8.6 billion at June 30, 2012, compared with $13.6 billion at June 30, 2011. GE CFOA totaled $6.8 billion for the six months ended June 30, 2012 compared with $4.4 billion for the six months ended June 30, 2011. With respect to GE CFOA, we believe that it is useful to supplement our GE Condensed Statement of Cash Flows and to examine in a broader context the business activities that provide and require cash.

	Six months ended June 30
(In billions)	2012	2011

Operating cash collections(a)	$50.7	$44.3
Operating cash payments	(46.9)	(39.9)
Cash dividends from GECC	3.0	–
GE cash from operating activities (GE CFOA)(a)	$6.8	$4.4

(a)
GE sells customer receivables to GECC in part to fund the growth of our industrial businesses. These transactions can result in cash generation or cash use. During any given period, GE receives cash from the sale of receivables to GECC. It also foregoes collection of cash on receivables sold. The incremental amount of cash received from sale of receivables in excess of the cash GE would have otherwise collected had those receivables not been sold, represents the cash generated or used in the period relating to this activity. The incremental cash generated in GE CFOA from selling these receivables to GECC decreased GE CFOA by $0.1 billion in the six months ended June 30, 2012 and decreased GE CFOA by $0.1 billion in the six months ended June 30, 2011. See Note 19 to the condensed, consolidated financial statements for additional information about the elimination of intercompany transactions between GE and GECC.

The most significant source of cash in GE CFOA is customer-related activities, the largest of which is collecting cash following a product or services sale. GE operating cash collections increased by $6.4 billion during the six months ended June 30, 2012. This increase is consistent with the comparable changes in sales and GE current receivables.

The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services. GE operating cash payments increased by $7.0 billion for the six months ended June 30, 2012, consistent with the increase in total costs and expenses and changes in accounts payable.

GE CFOA increased $2.4 billion compared with the six months ended June 30, 2011, primarily reflecting the dividends received from GECC, partially offset by the effects of changes in accounts payable.

(69)

Dividends from GECC, including special dividends, represent the distribution of a portion of GECC retained earnings, and are distinct from cash from continuing operating activities within the financial services business. The amounts we show in GE CFOA are the total dividends, including special dividends from excess capital.  Beginning in the second quarter of 2012, GECC restarted its dividend to GE. In addition to a dividend of $0.5 billion, GECC paid GE a special dividend of $2.5 billion in the second quarter of 2012.

On July 6, 2012, the U.S. Government enacted the “Moving Ahead for Progress in the 21st Century Act”, which contained provisions that changed the interest rate methodology used to calculate minimum pension funding requirements in the U.S. We currently estimate that the change will reduce our GE Pension Plan cash funding by approximately $2.5 billion through year-end 2013.

GECC Cash Flow

GECC cash and equivalents were $66.3 billion at June 30, 2012, compared with $78.0 billion at June 30, 2011. GECC cash from operating activities totaled $10.8 billion for the six months ended June 30, 2012, compared with cash from operating activities of $9.7 billion for the same period of 2011.

Consistent with our plan to reduce GECC asset levels, cash from investing activities was $6.9 billion during the six months ended June 30, 2012, primarily resulting from a $5.8 billion reduction in financing receivables due to collections exceeding originations and $2.3 billion related to net loan repayments from our equity method investments, partially offset by $2.8 billion of net purchases of equipment leased to others (ELTO).

GECC cash used for financing activities for the six months ended June 30, 2012 of $27.8 billion related primarily to a $23.8 billion reduction in total borrowings, consisting primarily of reductions in long-term borrowings and commercial paper, $3.0 billion of dividends paid to GE, $2.0 billion of redemptions of guaranteed investment contracts at Trinity and $0.9 billion of lower deposits at our banks, partially offset by $2.2 billion of proceeds from the second quarter issuance of preferred stock.

Intercompany Eliminations

Effects of transactions between related companies are made on an arms-length basis, are eliminated and consist primarily of GECC dividends to GE; GE customer receivables sold to GECC; GECC services for trade receivables management and material procurement; buildings and equipment (including automobiles) leased between GE and GECC; information technology (IT) and other services sold to GECC by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GECC from third-party producers for lease to others; and various investments, loans and allocations of GE corporate overhead costs. See Note 19 to the condensed, consolidated financial statements for further information related to intercompany eliminations.

Fair Value Measurements

See Note 1 in our 2011 consolidated financial statements for disclosures related to our methodology for fair value measurements. Additional information about fair value measurements is provided in Note 15 to the condensed, consolidated financial statements.

At June 30, 2012, the aggregate amount of assets that are measured at fair value through earnings totaled $8.3 billion and consisted primarily of various assets held for sale in the ordinary course of business, as well as equity investments.

(70)

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment grade debt securities supporting obligations to annuitants, policyholders and holders of GICs in our run-off insurance operations and Trinity, investment securities at our treasury operations and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries. The fair value of investment securities increased to $47.9 billion at June 30, 2012 from $47.4 billion at December 31, 2011, primarily due to the impact of lower interest rates and additional purchases in our CLL business. Of the amount at June 30, 2012, we held debt securities with an estimated fair value of $47.1 billion, which included corporate debt securities, asset-backed securities (ABS), residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $27.2 billion, $5.1 billion, $2.4 billion and $3.0 billion, respectively. Net unrealized gains on debt securities were $4.0 billion and $3.0 billion at June 30, 2012 and December 31, 2011, respectively. This amount included unrealized losses on corporate debt securities, ABS, RMBS and CMBS of $0.5 billion, $0.1 billion, $0.2 billion and $0.2 billion, respectively, at June 30, 2012, as compared with $0.6 billion, $0.2 billion, $0.3 billion and $0.2 billion, respectively, at December 31, 2011.

We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell the vast majority of these securities before recovery of our amortized cost. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future.

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. Substantially all of our RMBS are in a senior position in the capital structure of the deals and more than 70% are agency bonds or insured by Monoline insurers (on which we continue to place reliance). Of our total RMBS portfolio at June 30, 2012 and December 31, 2011, approximately $0.5 billion and $0.6 billion, respectively, relate to residential subprime credit, primarily supporting our guaranteed investment contracts. A majority of exposure to residential subprime credit related to investment securities backed by mortgage loans originated in 2006 and 2005. Substantially all of the subprime RMBS were investment grade at the time of purchase and approximately 70% have been subsequently downgraded to below investment grade.

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

(71)

Monolines provide credit enhancement for certain of our investment securities, primarily RMBS and municipal securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. We continue to rely on Monolines with adequate capital and claims paying resources. We have reduced our reliance on Monolines that do not have adequate capital or have experienced regulator intervention. At June 30, 2012, our investment securities insured by Monolines on which we continue to place reliance were $1.5 billion, including $0.3 billion of our $0.5 billion investment in subprime RMBS. At June 30, 2012, the unrealized loss associated with securities subject to Monoline credit enhancement, for which there is an expected credit loss, was $0.2 billion.

Total pre-tax, other-than-temporary impairment losses during the second quarter of 2012 were an insignificant amount, which was recognized in earnings and primarily relates to credit losses on non-U.S. corporate securities and other-than-temporary losses on equity securities.

Total pre-tax, other-than-temporary impairment losses during the second quarter of 2011 were $0.1 billion which was recognized in earnings and primarily relates to credit losses on non-U.S. corporate securities, non-U.S. government securities and RMBS.

Total pre-tax, other-than-temporary impairment losses during the six months ended June 30, 2012 were $0.1 billion, of which $0.1 billion was recognized in earnings and primarily relates to credit losses on non-U.S. corporate securities and other-than-temporary losses on equity securities.

Total pre-tax, other-than-temporary impairment losses during the six months ended June 30, 2011 were $0.2 billion, of which $0.1 billion was recognized in earnings and primarily relates to credit losses on non-U.S. corporate securities, retained interests, non-U.S. government securities and RMBS.

Our qualitative review attempts to identify issuers’ securities that are “at-risk” of other-than-temporary impairment, that is, for securities that we do not intend to sell and it is not more likely than not that we will be required to sell before recovery of our amortized cost, whether there is a possibility of credit loss that would result in an other-than-temporary impairment recognition in the following 12 months. Securities we have identified as “at-risk” primarily relate to investments in U.S. and non-U.S. corporate debt securities across a broad range of industries, and RMBS. The amount of associated unrealized loss on these securities at June 30, 2012, is $0.6 billion. Unrealized losses are not indicative of the amount of credit loss that would be recognized as credit losses are determined based on adverse changes in expected cash flows rather than fair value.  For further information relating to how credit losses are calculated, see Note 3 in our 2011 consolidated financial statements. Uncertainty in the capital markets may cause increased levels of other-than-temporary impairments.

At June 30, 2012 and December 31, 2011, unrealized losses on investment securities totaled $1.2 billion and $1.6 billion, respectively, including $1.1 billion and $1.2 billion, respectively, aged 12 months or longer. Of the amount aged 12 months or longer at June 30, 2012, more than 65% are debt securities that were considered to be investment grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $0.5 billion and $0.4 billion related to structured securities (mortgage-backed and asset-backed) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position at June 30, 2012, the majority relate to debt securities held to support obligations to holders of GICs. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost. For additional information, see Note 3 to the condensed, consolidated financial statements.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. Our portfolio of financing receivables is diverse and not directly comparable to major U.S. banks. A discussion of the quality of certain elements of the financing receivables portfolio follows.

(72)

The majority of our consumer portfolio is non-U.S. and primarily comprises mortgage, sales finance, auto and personal loans in various European and Asian countries. Our U.S. consumer financing receivables comprise 17% of our total portfolio. Of those, approximately 64% relate primarily to credit cards, which are often subject to profit and loss sharing arrangements with the retailer (the results of which are reflected in revenues), and have a smaller average balance and lower loss severity as compared to bank cards. The remaining 36% are sales finance receivables, which provide electronics, recreation, medical and home improvement financing to customers. In 2007, we exited the U.S. mortgage business and we have no U.S. auto or student loans.

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

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. The method for calculating the best estimate of losses depends on the size, type and risk characteristics of the related financing receivable. Such an estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values (including housing price indices as applicable), and the present and expected future levels of interest rates. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions and are subject to the regulatory examinations process, which can result in changes to our assumptions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible to experience credit losses that are different from our current estimates.

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

(73)

	Financing receivables		Nonearning receivables		Allowance for losses
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(In millions)	2012	2011	2012	2011	2012	2011

Commercial
CLL
Americas	$77,241	$80,505	$1,739	$1,862	$662	$889
Europe	34,722	36,899	1,390	1,167	484	400
Asia	11,313	11,635	232	269	87	157
Other	711	436	9	11	1	4
Total CLL	123,987	129,475	3,370	3,309	1,234	1,450

Energy
Financial
Services	5,159	5,912	2	22	12	26

GECAS	12,046	11,901	56	55	32	17

Other	587	1,282	22	65	12	37
Total
Commercial	141,779	148,570	3,450	3,451	1,290	1,530

Real Estate
Debt(a)	22,409	24,501	403	541	682	949
Business
Properties(b)	5,301	8,248	227	249	105	140
Total Real Estate	27,710	32,749	630	790	787	1,089

Consumer
Non-U.S.
residential
mortgages(c)	33,826	35,550	2,720	2,870	481	546
Non-U.S.
installment
and revolving
credit	17,960	18,544	243	263	665	717
U.S. installment
and revolving
credit	45,531	46,689	773	990	1,724	2,008
Non-U.S. auto	4,740	5,691	28	43	79	101
Other	7,643	7,244	380	419	179	199
Total Consumer	109,700	113,718	4,144	4,585	3,128	3,571
Total	$279,189	$295,037	$8,224	$8,826	$5,205	$6,190

(a)	Financing receivables included $0.1 billion of construction loans at both June 30, 2012 and December 31, 2011.

(b)	Our Business Properties portfolio is underwritten primarily by the credit quality of the borrower and secured by tenant and owner-occupied commercial properties.

(c)
At June 30, 2012, net of credit insurance, approximately 27% of our secured Consumer non-U.S. residential mortgage portfolio comprised loans with introductory, below market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception (greater than 90%); whose terms permitted interest-only payments; or whose terms resulted in negative amortization. At origination, we underwrite loans with an adjustable rate to the reset value. Of these loans, 84% are in our U.K. and France portfolios, which comprise mainly loans with interest-only payments, high loan-to-value ratios at inception and introductory below market rates, have a delinquency rate of 15%, have a loan-to-value ratio at origination of 78% and have re-indexed loan-to-value ratios of 82% and 66%, respectively. At June 30, 2012, 8% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(74)

The portfolio of financing receivables, before allowance for losses, was $279.2 billion at June 30, 2012, and $295.0 billion at December 31, 2011. Financing receivables, before allowance for losses, decreased $15.8 billion from December 31, 2011, primarily as a result of collections exceeding originations ($5.8 billion) (which includes sales), transfers to held-for-sale ($3.6 billion), write-offs ($3.3 billion) and the stronger U.S. dollar ($1.5 billion).

Related nonearning receivables totaled $8.2 billion (2.9% of outstanding receivables) at June 30, 2012, compared with $8.8 billion (3.0% of outstanding receivables) at December 31, 2011. Nonearning receivables decreased from December 31, 2011, primarily due to write-offs and payoffs in Real Estate and improved economic conditions in the U.S. and collections in Consumer.

The allowance for losses at June 30, 2012 totaled $5.2 billion compared with $6.2 billion at December 31, 2011, representing our best estimate of probable losses inherent in the portfolio. Allowance for losses decreased $1.0 billion from December 31, 2011, primarily because provisions were lower than write-offs, net of recoveries by $0.9 billion, which is attributable to a reduction in the overall financing receivables balance and an improvement in the overall credit environment. The allowance for losses as a percent of total financing receivables decreased from 2.1% at December 31, 2011 to 1.9% at June 30, 2012 primarily due to a decrease in the allowance for losses as discussed above, partially offset by a decline in the overall financing receivables balance as collections exceeded originations. Further information surrounding the allowance for losses related to each of our portfolios is detailed below.

(75)

The following table provides information surrounding selected ratios related to nonearning financing receivables and the allowance for losses.

	Nonearning financing receivables		Allowance for losses		Allowance for losses
	as a percent of		as a percent of		as a percent of
	financing receivables		nonearning financing receivables		total financing receivables
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011	2012	2011
Commercial
CLL
Americas	2.3%	2.3%	38.1%	47.7%	0.9%	1.1%
Europe	4.0	3.2	34.8	34.3	1.4	1.1
Asia	2.1	2.3	37.5	58.4	0.8	1.3
Other	1.3	2.5	11.1	36.4	0.1	0.9
Total CLL	2.7	2.6	36.6	43.8	1.0	1.1

Energy Financial Services	-	0.4	600.0	118.2	0.2	0.4

GECAS	0.5	0.5	57.1	30.9	0.3	0.1

Other	3.7	5.1	54.5	56.9	2.0	2.9

Total Commercial	2.4	2.3	37.4	44.3	0.9	1.0

Real Estate
Debt	1.8	2.2	169.2	175.4	3.0	3.9
Business Properties	4.3	3.0	46.3	56.2	2.0	1.7

Total Real Estate	2.3	2.4	124.9	137.8	2.8	3.3

Consumer
Non-U.S.
residential mortgages	8.0	8.1	17.7	19.0	1.4	1.5
Non-U.S.
installment and
revolving credit	1.4	1.4	273.7	272.6	3.7	3.9
U.S. installment
and revolving credit	1.7	2.1	223.0	202.8	3.8	4.3
Non-U.S. auto	0.6	0.8	282.1	234.9	1.7	1.8
Other	5.0	5.8	47.1	47.5	2.3	2.7

Total Consumer	3.8	4.0	75.5	77.9	2.9	3.1

Total	2.9	3.0	63.3	70.1	1.9	2.1

Included below is a discussion of financing receivables, allowance for losses, nonearning receivables and related metrics for each of our significant portfolios.

CLL − Americas. Nonearning receivables of $1.7 billion represented 21.1% of total nonearning receivables at June 30, 2012. The ratio of allowance for losses as a percent of nonearning receivables decreased from 47.7% at December 31, 2011, to 38.1% at June 30, 2012, reflecting an overall improvement in the credit quality of the remaining portfolio and an overall decrease in nonearning receivables. The ratio of nonearning receivables as a percent of financing receivables remained constant at 2.3% at June 30, 2012. Collateral supporting these nonearning financing receivables primarily includes assets in the restaurant and hospitality, trucking and industrial equipment industries and corporate aircraft, and for our leveraged finance business, equity of the underlying businesses.

(76)

CLL – Europe. Nonearning receivables of $1.4 billion represented 16.9% of total nonearning receivables at June 30, 2012. The ratio of allowance for losses as a percent of nonearning receivables increased slightly from 34.3% at December 31, 2011, to 34.8% at June 30, 2012, reflecting increases in nonearning receivables and the allowance for losses in our Interbanca S.p.A. portfolio, substantially offset by an increase in nonearning receivables in our asset-backed lending portfolio requiring a relatively lower reserve level based on the strength of the underlying collateral values. The majority of nonearning receivables are attributable to the Interbanca S.p.A. portfolio, which was acquired in 2009. The loans acquired with Interbanca S.p.A. were recorded at fair value, which incorporates an estimate at the acquisition date of credit losses over their remaining life. Accordingly, these loans generally have a lower ratio of allowance for losses as a percent of nonearning receivables compared to the remaining portfolio. Excluding the nonearning loans attributable to the 2009 acquisition of Interbanca S.p.A., the ratio of allowance for losses as a percent of nonearning receivables decreased from 55.9% at December 31, 2011, to 46.3% at June 30, 2012, primarily due to an increase in nonearning receivables in our asset-backed lending portfolio, which requires a relatively lower reserve level based on the strength of the underlying collateral. The ratio of nonearning receivables as a percent of financing receivables increased from 3.2% at December 31, 2011, to 4.0% at June 30, 2012, for the reasons described above. Collateral supporting these secured nonearning financing receivables are primarily equity of the underlying businesses for our Interbanca S.p.A. business and equipment for our equipment finance portfolio.

CLL – Asia. Nonearning receivables of $0.2 billion represented 2.8% of total nonearning receivables at June 30, 2012. The ratio of allowance for losses as a percent of nonearning receivables decreased from 58.4% at December 31, 2011, to 37.5% at June 30, 2012, primarily due to a decline in allowance for losses as a result of write-offs in Japan, partially offset by collections and write-offs of nonearning receivables in our asset-based financing businesses in Japan. The ratio of nonearning receivables as a percent of financing receivables decreased from 2.3% at December 31, 2011, to 2.1% at June 30, 2012, primarily due to the decline in nonearning receivables related to our asset-based financing businesses in Japan, partially offset by a lower financing receivables balance. Collateral supporting these nonearning financing receivables is primarily commercial real estate, manufacturing equipment, corporate aircraft, and assets in the auto industry.

Real Estate – Debt. Nonearning receivables of $0.4 billion represented 4.9% of total nonearning receivables at June 30, 2012. The decrease in nonearning receivables from December 31, 2011, was driven primarily by the resolution of North American multi-family and hotel nonearning loans, as well as European retail and mixed use loans, through payoffs and foreclosures. The ratio of allowance for losses as a percent of total financing receivables decreased from 3.9% at December 31, 2011 to 3.0% at June 30, 2012, driven primarily by write-offs related to settlements and payoffs from impaired loan borrowers and improvement in collateral values. The ratio of allowance for losses as a percent of nonearning receivables decreased from 175.4% to 169.2% reflecting write-offs and resolution of nonearning loans as mentioned above.

The Real Estate financing receivables portfolio is collateralized by income-producing or owner-occupied commercial properties across a variety of asset classes and markets. At June 30, 2012, total Real Estate financing receivables of $27.7 billion were primarily collateralized by office buildings ($6.0 billion), owner-occupied properties ($5.3 billion), apartment buildings ($3.8 billion) and hotel properties ($3.5 billion). In the first six months of 2012, commercial real estate markets showed signs of improved stability and liquidity in certain markets; however, the pace of improvement varies significantly by asset class and market and the long term outlook remains uncertain. We have and continue to maintain an intense focus on operations and risk management. Loan loss reserves related to our Real Estate–Debt financing receivables are particularly sensitive to declines in underlying property values. Assuming global property values decline an incremental 1% or 5%, and that decline occurs evenly across geographies and asset classes, we estimate incremental loan loss reserves would be required of less than $0.1 billion and approximately $0.2 billion, respectively. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any sensitivity analyses or attempts to forecast potential losses carry a high degree of imprecision and are subject to change. At June 30, 2012, we had 126 foreclosed commercial real estate properties totaling $1.0 billion.

(77)

Consumer − Non-U.S. residential mortgages. Nonearning receivables of $2.7 billion represented 33.1% of total nonearning receivables at June 30, 2012. The ratio of allowance for losses as a percent of nonearning receivables decreased from 19.0% at December 31, 2011 to 17.7% at June 30, 2012, primarily as a result of improved portfolio quality in the U.K. and write-offs in Hungary. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 75% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 84% and 57%, respectively. About 4% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At June 30, 2012, we had in repossession stock 474 houses in the U.K., which had a value of approximately $0.1 billion. The ratio of nonearning receivables as a percent of financing receivables decreased slightly from 8.1% at December 31, 2011 to 8.0% at June 30, 2012.

Consumer − Non-U.S. installment and revolving credit. Nonearning receivables of $0.2 billion represented 3.0% of total nonearning receivables at June 30, 2012. The ratio of allowance for losses as a percent of nonearning receivables increased from 272.6% at December 31, 2011 to 273.7% at June 30, 2012, reflecting higher delinquencies, and lower nonearnings due to collections and write-offs primarily in Australia and New Zealand.

Consumer − U.S. installment and revolving credit. Nonearning receivables of $0.8 billion represented 9.4% of total nonearning receivables at June 30, 2012. The ratio of allowance for losses as a percent of nonearning receivables increased from 202.8% at December 31, 2011, to 223.0% at June 30, 2012 reflecting improved economic conditions, lower entry rates and improved collections resulting in reductions in our nonearning receivables balance. The ratio of nonearning receivables as a percentage of financing receivables decreased from 2.1% at December 31, 2011 to 1.7% at June 30, 2012 primarily due to improved collections reflecting an improvement in the overall credit environment.

Nonaccrual Financing Receivables

The following table provides details related to our nonaccrual and nonearning financing receivables. Nonaccrual financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection becomes doubtful or the account becomes 90 days past due. Substantially all of the differences between nonearning and nonaccrual financing receivables relate to loans which are classified as nonaccrual financing receivables but are paying on a cash accounting basis, and therefore excluded from nonearning receivables. Of our $15.0 billion nonaccrual loans at June 30, 2012, $6.6 billion are currently paying in accordance with their contractual terms.

	Nonaccrual	Nonearning
	financing	financing
(In millions)	receivables	receivables

June 30, 2012

Commercial
CLL	$4,792	$3,370
Energy Financial Services	52	2
GECAS	344	56
Other	46	22
Total Commercial	5,234	3,450

Real Estate	5,380	630

Consumer	4,373	4,144
Total	$14,987	$8,224

(78)

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

Further information pertaining to loans classified as impaired and specific reserves is included in the table below.

(In millions)	June 30,	December 31,
	2012	2011
Loans requiring allowance for losses
Commercial(a)	$2,065	$2,357
Real Estate	3,718	4,957
Consumer	2,897	2,824
Total loans requiring allowance for losses	8,680	10,138

Loans expected to be fully recoverable
Commercial(a)	3,815	3,305
Real Estate	3,748	3,790
Consumer	106	69
Total loans expected to be fully recoverable	7,669	7,164
Total impaired loans	$16,349	$17,302

Allowance for losses (specific reserves)
Commercial(a)	$640	$812
Real Estate	561	822
Consumer	625	680
Total allowance for losses (specific reserves)	$1,826	$2,314

Average investment during the period	$16,940	$18,167
Interest income earned while impaired(b)	374	733

(a)	Includes CLL, Energy Financial Services, GECAS and Other.

(b)	Recognized principally on a cash basis.

We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms.

Of our $7.5 billion impaired loans at Real Estate at June 30, 2012, $6.7 billion are currently paying in accordance with the contractual terms of the loan and are typically loans where the borrower has adequate debt service coverage to meet contractual interest obligations. Impaired loans at CLL primarily represent senior secured lending positions.

Our impaired loan balance at June 30, 2012 and December 31, 2011, classified by the method used to measure impairment was as follows.

(79)

	June 30,	December 31,
(In millions)	2012	2011

Method used to measure impairment
Discounted cash flow	$8,978	$8,858
Collateral value	7,371	8,444
Total	$16,349	$17,302

See Note 1 in our 2011 consolidated financial statements for further information on our valuation processes.

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a TDR, and also as impaired. Changes to Real Estate’s loans primarily include maturity extensions, principal payment acceleration, changes to collateral terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At June 30, 2012, TDRs included in impaired loans were $13.5 billion, primarily relating to Real Estate ($6.3 billion), CLL ($4.3 billion) and Consumer ($2.9 billion).

Real Estate TDRs decreased from $7.0 billion at December 31, 2011 to $6.3 billion at June 30, 2012, primarily driven by resolution of TDRs through paydowns, restructuring and foreclosures, partially offset by extensions of loans scheduled to mature during 2012, some of which were classified as TDRs upon modification. For borrowers with demonstrated operating capabilities, we work to restructure loans when the cash flow and projected value of the underlying collateral support repayment over the modified term. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. For the six months ended June 30, 2012, we modified $2.3 billion of loans classified as TDRs substantially all in our Debt portfolio. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. We received the same or additional compensation in the form of rate increases and fees for the majority of these TDRs. Of our $4.5 billion of modifications classified as TDRs in the last twelve months, $0.4 billion have subsequently experienced a payment default in the last six months.

The substantial majority of the Real Estate TDRs have reserves determined based upon collateral value. Our specific reserves on Real Estate TDRs were $0.4 billion at June 30, 2012 and $0.6 billion at December 31, 2011, and were 6.6% and 8.4%, respectively, of Real Estate TDRs. In many situations these loans did not require a specific reserve as collateral value adequately covered our recorded investment in the loan. While these modified loans had adequate collateral coverage, we were still required to complete our TDR classification evaluation on each of the modifications without regard to collateral adequacy.

(80)

We utilize certain short-term (three months or less) loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our non-U.S. residential mortgage and non-U.S. installment and revolving portfolios. We sold our U.S. residential mortgage business in 2007 and as such, do not participate in the U.S. government-sponsored mortgage modification programs. For the six months ended June 30, 2012, we provided short-term modifications of approximately $0.3 billion of consumer loans for borrowers experiencing financial difficulties, substantially all in our non-U.S. residential mortgage, credit card and personal loan portfolios, which are not classified as TDRs. For these modified loans, we provided insignificant interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We expect borrowers whose loans have been modified under these short-term programs to continue to be able to meet their contractual obligations upon the conclusion of the short-term modification. In addition, we have modified $0.9 billion of consumer loans for the six months ended June 30, 2012, which are classified as TDRs. Further information on Consumer impaired loans is provided in Note 17 to the condensed, consolidated financial statements.

Delinquencies

For additional information on delinquency rates at each of our major portfolios, see Note 17 to the condensed, consolidated financial statements.

GECC Selected European Exposures

At June 30, 2012, we had $87 billion in financing receivables to consumer and commercial customers in Europe. The GECC financing receivables portfolio in Europe is well diversified across European geographies and customers. Approximately 87% of the portfolio is secured by collateral and represents approximately 500,000 commercial customers. Several European countries, including Spain, Portugal, Ireland, Italy, Greece and Hungary (“focus countries”), have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The carrying value of GECC funded exposures in these focus countries and in the rest of Europe comprised the following at June 30, 2012.

(81)

							Rest of	Total
June 30, 2012 (In millions)	Spain	Portugal	Ireland	Italy	Greece	Hungary	Europe	Europe

Financing receivables,
before allowance
for losses on
financing receivables	$2,038	$523	$402	$7,092	$69	$2,957	$76,062	$89,143

Allowance for losses on
financing receivables	(100)	(25)	(14)	(316)	–	(113)	(1,288)	(1,856)

Financing receivables,
net of allowance
for losses on	1,938	498	388	6,776	69	2,844	74,774	87,287
financing receivables(a)(b)

Investments(c)(d)	2	–	–	597	–	156	1,883	2,638

Cost and equity method
investments(e)	835	24	348	27	31	5	702	1,972

Derivatives,
net of collateral(c)(f)	–	–	–	87	–	–	99	186

ELTO(g)	553	66	341	883	259	354	9,796	12,252

Real estate held for
investment(g)	754	–	–	397	–	–	5,977	7,128

Total funded exposures(h)	$4,082	$588	$1,077	$8,767	$359	$3,359	$93,231	$111,463

Unfunded commitments	$7	$9	$29	$277	$–	$590	$8,144	$9,056

(a)	Financing receivable amounts are classified based on the location or nature of the related obligor.

(b)
Substantially all relates to non-sovereign obligors. Includes residential mortgage loans of approximately $33.3 billion before consideration of purchased credit protection. We have third-party mortgage insurance for approximately 27% of these residential mortgage loans, substantially all of which were originated in the U.K., Poland and France.

(c)	Investments and derivatives are classified based on the location of the parent of the obligor or issuer.

(d)
Includes $1.0 billion related to financial institutions, $0.3 billion related to non-financial institutions and $1.3 billion related to sovereign issuers. Sovereign issuances totaled $0.1 billion and $0.1 billion related to Italy and Hungary, respectively. We held no investments issued by sovereign entities in the other focus countries.

(e)	Substantially all is non-sovereign.

(f)	Net of cash collateral; entire amount is non-sovereign.

(g)
These assets are held under long-term investment and operating strategies, and our ELTO strategies contemplate an ability to redeploy assets under lease should default by the lessee occur. The values of these assets could be subject to decline or impairment in the current environment.

(h)
Excludes $35.0 billion of cash and equivalents, which is composed of $20.2 billion of cash on short-term placement with highly rated global financial institutions based in Europe, sovereign central banks and agencies or supra national entities, of which $1.1 billion is in focus countries, and $14.8 billion of cash and equivalents placed with highly rated European financial institutions on a short-term basis, secured by U.S. Treasury securities ($6.1 billion) and sovereign bonds of non-focus countries ($8.7 billion), where the value of our collateral exceeds the amount of our cash exposure.

(82)

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

All other assets comprise mainly real estate equity properties and investments, equity and cost method investments, derivative instruments and assets held for sale, and totaled $71.9 billion at June 30, 2012, a decrease of $3.7 billion, primarily related to decreases in the fair value of derivative instruments ($3.9 billion) and the sale of certain held-for-sale real estate and aircraft ($1.6 billion), partially offset by the consolidation of an entity involved in power generating activities ($1.4 billion). During the six months ended June 30, 2012, we recognized an insignificant amount of other-than-temporary impairments of cost and equity method investments, excluding those related to real estate.

Included in other assets are Real Estate equity investments of $23.1 billion and $23.9 billion at June 30, 2012 and December 31, 2011, respectively. Our portfolio is diversified, both geographically and by asset type. We review the estimated values of our commercial real estate investments at least annually, or more frequently as conditions warrant. Based on the most recent valuation estimates available, the carrying value of our Real Estate investments exceeded their estimated value by about $2.6 billion. Commercial real estate valuations in 2011 and the first six months of 2012 showed signs of improved stability and liquidity in certain markets, primarily in the U.S.; however, the pace of improvement varies significantly by asset class and market.  Accordingly, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. During both the three and six months ended June 30, 2012, Real Estate recognized pre-tax impairments of less than $0.1 billion in its real estate held for investment, which were primarily driven by declining cash flow projections for properties in Japan. Real Estate investments with undiscounted cash flows in excess of carrying value of 0% to 5% at June 30, 2012 had a carrying value of $0.6 billion and an associated estimated unrealized loss of less than $0.1 billion. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized.

Liquidity and Borrowings

We maintain a strong focus on liquidity. At both GE and GECC we manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations throughout business cycles.

Our liquidity and borrowing plans for GE and GECC are established within the context of our annual financial and strategic planning processes. At GE, our liquidity and funding plans take into account the liquidity necessary to fund our operating commitments, which include primarily purchase obligations for inventory and equipment, payroll and general expenses (including pension funding). We also take into account our capital allocation and growth objectives, including paying dividends, repurchasing shares, investing in research and development and acquiring industrial businesses. At GE, we rely primarily on cash generated through our operating activities, any dividend payments from GECC, and also have historically maintained a commercial paper program that we regularly use to fund operations in the U.S., principally within fiscal quarters. During the second quarter of 2012, GECC paid a dividend of $0.5 billion to GE, as well as a special dividend of $2.5 billion.

(83)

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

Our 2012 GECC funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of its long-term debt ($82.7 billion at December 31, 2011), through issuance of long-term debt and reissuance of commercial paper, cash on hand, collections of financing receivables exceeding originations, dispositions, asset sales, and deposits and other alternative sources of funding. Long-term maturities were $26 billion in the second quarter of 2012. Interest on borrowings is primarily repaid through interest earned on existing financing receivables. During the second quarter of 2012, GECC earned interest income on financing receivables of $5.3 billion, which more than offset interest expense of $3.0 billion.

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

GECC is a savings and loan holding company under U.S. law and became subject to Federal Reserve Board (FRB) supervision on July 21, 2011, the one-year anniversary of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The FRB has recently finalized a regulation that requires certain organizations it supervises to submit annual capital plans for review, including institutions’ plans to make capital distributions, such as dividend payments. The applicability and timing of this proposed regulation to GECC is not yet determined; however, the FRB has indicated that it expects to extend these requirements to large savings and loan holding companies through separate rulemaking or by order. While GECC is not yet subject to this regulation, GECC’s capital allocation planning is still subject to FRB review.  In addition, the FRB recently proposed regulations to revise and replace its current rules on capital adequacy. The proposed regulations would apply to savings and loan holding companies like GECC.  The transition period for achieving compliance with the proposed regulations following final adoption is unclear.

Actions taken to strengthen and maintain our liquidity are described in the following section.

Liquidity Sources

We maintain liquidity sources that consist of cash and equivalents and a portfolio of high-quality, liquid investments (Liquidity Portfolio) and committed unused credit lines.

We have consolidated cash and equivalents of $74.3 billion at June 30, 2012, which is available to meet our needs.  Of this, approximately $9 billion is held at GE and approximately $66 billion is held at GECC.

In addition to our $74.3 billion of cash and equivalents, we have a centrally-managed portfolio of high-quality, liquid investments with a fair value of $3.1 billion at June 30, 2012. The Liquidity Portfolio is used to manage liquidity and meet the operating needs of GECC under both normal and stress scenarios. The investments consist of unencumbered U.S. government securities, U.S. agency securities, securities guaranteed by the government, supranational securities, and a select group of non-U.S. government securities. We believe that we can readily obtain cash for these securities, even in stressed market conditions.

(84)

We have committed, unused credit lines totaling $48.8 billion that have been extended to us by 54 financial institutions at June 30, 2012. GECC can borrow up to $48.8 billion under all of these credit lines. GE can borrow up to $11.8 billion under certain of these credit lines. These lines include $32.6 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $16.2 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one or two years from the date of expiration of the lending agreement.

Cash and equivalents of $53.0 billion at June 30, 2012 are held outside of the U.S. Of this amount, $11.3 billion is indefinitely reinvested. Indefinitely reinvested cash held outside of the U.S. is available to fund operations and other growth of non-U.S. subsidiaries; it is also used to fund our needs in the U.S. on a short-term basis through short-term loans, without being subject to U.S. tax. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and the total of all such loans are required to be outstanding for less than 60 days during the year.

$1.3 billion of GE cash and equivalents is held in countries with currency controls that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. These funds are available to fund operations and growth in these countries and we do not currently anticipate a need to transfer these funds to the U.S.

At GECC, about $8 billion of cash and equivalents are in regulated banks and insurance entities and are subject to regulatory restrictions.

If we were to repatriate indefinitely reinvested cash held outside the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes.

Funding Plan

We have reduced our GE Capital ending net investment, excluding cash and equivalents, from $513 billion at January 1, 2009 to $433 billion at June 30, 2012.

In 2012, we completed issuances of $21.1 billion of senior unsecured debt with maturities up to 22 years (and subsequent to June 30, 2012, an additional $1.7 billion).  Average commercial paper borrowings for GECC and GE during the second quarter were $42.0 billion and $16.1 billion, respectively, and the maximum amounts of commercial paper borrowings outstanding for GECC and GE during the second quarter were $43.4 billion and $18.1 billion, respectively. GECC commercial paper maturities are funded principally through new commercial paper issuances and at GE are substantially repaid before quarter-end using indefinitely reinvested overseas cash which, as discussed above, is available for use in the U.S. on a short-term basis without being subject to U.S. tax.

Under the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP), the FDIC guaranteed certain senior, unsecured debt issued by GECC on or before October 31, 2009 for which we paid $2.3 billion of fees to the FDIC for our participation. Our TLGP-guaranteed debt has remaining maturities of $17 billion in 2012. We anticipate funding these and our other long-term debt maturities through a combination of existing cash, new debt issuances, collections exceeding originations, dispositions, asset sales, deposits and other alternative sources of funding. GECC and GE are parties to an Eligible Entity Designation Agreement and GECC is subject to the terms of a Master Agreement, each entered into with the FDIC. The terms of these agreements include, among other things, a requirement that GE and GECC reimburse the FDIC for any amounts that the FDIC pays to holders of GECC debt that is guaranteed by the FDIC.

We securitize financial assets as an alternative source of funding. During 2012, we completed $8.1 billion of non-recourse issuances and had maturities of $6.7 billion. At June 30, 2012, consolidated non-recourse borrowings were $30.7 billion.

(85)

We have deposit-taking capability at 12 banks outside of the U.S. and two banks in the U.S. – GE Capital Retail Bank (formerly GE Money Bank), a Federal Savings Bank (FSB), and GE Capital Financial Inc., an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) in maturity terms from three months to ten years.

Total alternative funding at June 30, 2012 was $65 billion, composed mainly of $42 billion bank deposits, $8 billion of funding secured by real estate, aircraft and other collateral and $9 billion GE Interest Plus notes. The comparable amount at December 31, 2011 was $66 billion.

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

As further disclosed in our 2011 consolidated financial statements, GECC has fully guaranteed repayment of $4.1 billion of guaranteed investment contract (GIC) obligations of Trinity.  As a result of Moody’s downgrade, substantially all of these GICs became redeemable by the holders. In addition, another consolidated entity also had issued GICs where proceeds are loaned to GECC and $1.1 billion of these GICs became redeemable by the holders. During the second quarter of 2012, holders of $2.4 billion in principal amount of GICs redeemed their holdings and GECC made related cash payments. These redemptions were fully considered in our previously discussed liquidity plan. The remaining outstanding GICs will continue to be subject to the existing terms and maturities of their respective contracts.

Additionally, there were other contracts affected by the downgrade with provisions requiring us to provide additional funding, post collateral and make other payments.  The total cash and collateral impact of these contracts was less than $0.5 billion.

Income Maintenance Agreement

As set forth in Exhibit 99(b) hereto, GECC’s ratio of earnings to fixed charges was 1.62:1 during the six months ended June 30, 2012 due to higher pre-tax earnings at GECC, which were primarily driven by lower losses and delinquencies. For additional information, see the Income Maintenance Agreement section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since December 31, 2011. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2012, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

(86)

Part II. Other Information

Item 1.  Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

As previously reported, a shareholder derivative action seeking unspecified damages was filed in federal court in Connecticut in May 2009 making similar allegations as the New York class actions described below. GE’s motion to transfer the derivative action to the Southern District of New York as a related case was granted in February 2010, and our motion to dismiss the complaint was granted in April 2011.  In July 2012, the Court of Appeals for the Second Circuit affirmed the district court’s judgment dismissing the case.

As also previously reported, in March 2010, a shareholder derivative action was filed in the United States District Court for the Southern District of New York naming as defendants GE, a number of GE officers (including our chief executive officer and chief financial officer) and our directors. The complaint seeks unspecified damages and principally alleges breaches of fiduciary duty and other causes of action related to the GE dividend and SEC matter which GE resolved in August 2009 and alleged mismanagement of our financial services businesses. In September 2011, our motion to dismiss was granted.  In June 2012, plaintiff’s motion to file an amended complaint was denied.  The plaintiff has filed a notice of appeal.

As also previously reported, in February and March 2012, two shareholder derivative actions were filed in New York Supreme Court naming as defendants GE, a number of GE officers (including our chief executive officer and chief financial officer) and our directors.  The complaints seek unspecified damages and principally allege breaches of fiduciary duty and other causes of action related to 2009 earnings forecasts for GE Capital, changes in the GE dividend and GE’s credit rating in 2009 and GE’s 2008 commercial paper program.  In June 2012, these two cases were consolidated into a single action.

As also previously reported, in March and April 2009, shareholders filed purported class actions under the federal securities laws in the United States District Court for the Southern District of New York naming as defendants GE, a number of GE officers (including our chief executive officer and chief financial officer) and our directors. The complaints, which have now been consolidated, seek unspecified damages based on allegations related to statements, among others, regarding the GE dividend and projected losses and earnings for GECC in 2009. In January 2012, the District Court granted in part, and denied in part, our motion to dismiss.  In April 2012, the District Court granted a portion of our motion for reconsideration, resulting in the dismissal of plaintiffs’ claims under the Securities Act of 1933.  In July 2012, the District Court denied plaintiffs’ motion seeking to amend their complaint to include the alleged claims under the Securities Act of 1933.

In 2000, GE and the Environmental Protection Agency (EPA) entered into a consent decree relating to PCB cleanup in the Massachusetts area of the Housatonic River. In 2006, cleanup of a portion of the river was completed, and in May, 2012, the EPA issued a status report describing potential conceptual approaches to a 10-mile stretch of the river below the previously addressed area.  We are currently discussing this report with the EPA.  A proposed remedy could be issued in the second half of 2012.

WMC is a party to legal proceedings involving loan repurchase claims now pending in three federal district courts.  In the second quarter of 2012, WMC commenced five declaratory judgment actions in the United States District Court for the Central District of California and the United States District Court for the District of Minnesota relating to repurchase claims made by securitization trustees, Deutsche Bank National Trust Company (Deutsche Bank) and US Bank National Association (US Bank), respectively. In these cases, WMC asserts it has no obligation to repurchase the loans submitted by the trustees and that other remedies are unavailable.  Following the commencement of these actions by WMC, Deutsche Bank filed two lawsuits in the United States District Court for the District of Connecticut against WMC and GECC alleging contractual breaches arising out of the same repurchase claims at issue in the Central District of California matters.  In these two cases, the trustee alleges WMC has breached its contractual obligation to repurchase non-performing mortgage loans with an original principal balance of approximately $1,700 million, of which $850 million are reported in WMC’s pending claims, and claims it has suffered damages in excess of $950 million.  Two other actions involving WMC and US Bank are pending in the United States District Court for the District of Minnesota, in which US Bank alleges breach of contract arising out of WMC’s refusal of repurchase claims totaling approximately $158 million. WMC and GECC intend to defend themselves vigorously.

(87)

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

						Approximate
						dollar value
				Total number		of shares that
				of shares		may yet be
				purchased		purchased
				as part of		under our
	Total number		Average	our share		share
	of shares		price paid	repurchase		repurchase
Period(a)	purchased	(a)(b)	per share	program	(a)(c)	program
(Shares in thousands)

2012
April	1,116		$19.45	839
May	22,853		$18.99	22,584
June	22,408		$19.51	22,169
Total	46,377		$19.25	45,592		$ 7.0 billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.

(b)
This category includes 785 thousand shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with Internal Revenue Service Code 401(k) features, we repurchase shares resulting from changes in investment options by plan participants.

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

(88)

Item 6. Exhibits.

Exhibit 10(a) Exhibit 11
General Electric Company 2007 Long-Term Incentive Plan (as amended and restated April 25, 2012) (Incorporated by reference to Exhibit 99.1 of General Electric Company’s Form S-8 dated May 4, 2012 (Commission file number 333-181177)).
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
Exhibit 99(b)
Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12 to General Electric Capital Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 (Commission file number 001-06461)).

Exhibit 101
The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three and six months ended June 30, 2012 and 2011, (ii) Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statement of Changes in Shareowners’ Equity for the six months ended June 30, 2012 and 2011, (iv) Condensed Statement of Financial Position at June 30, 2012 and December 31, 2011, (v) Condensed Statement of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) Notes to Condensed, Consolidated Financial Statements.

*
Data required by Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share, is provided in Note 14 to the Condensed, Consolidated Financial Statements in this Report.

(89)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
July 30, 2012	/s/ Jamie S. Miller
Date	Jamie S. Miller Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(90)