Form 10-K
period 2012-12-31
GENERAL ELECTRIC CO
filed 2013-02-26
CIK 40545

United States Securities and Exchange Commission
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the outstanding common equity of the registrant not held by affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was at least $217.8 billion. There were 10,398,271,000 shares of voting common stock with a par value of $0.06 outstanding at February 1, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Shareowners, to be held April 24, 2013, is incorporated by reference into Part III to the extent described therein.

(1)

(2)

Part I

Item 1. Business

General

Unless otherwise indicated by the context, we use the terms “GE” and “GECC” on the basis of consolidation described in Note 1 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Also, unless otherwise indicated by the context, “General Electric” means the parent company, General Electric Company (the Company).

General Electric’s address is 1 River Road, Schenectady, NY 12345-6999; we also maintain executive offices at 3135 Easton Turnpike, Fairfield, CT 06828-0001.

We are one of the largest and most diversified infrastructure and financial services corporations in the world. With products and services ranging from aircraft engines, power generation, oil and gas production equipment, and household appliances to medical imaging, business and consumer financing and industrial products, we serve customers in more than 100 countries and employ approximately 305,000 people worldwide. Since our incorporation in 1892, we have developed or acquired new technologies and services that have broadened and changed considerably the scope of our activities.

In virtually all of our global business activities, we encounter aggressive and able competition. In many instances, the competitive climate is characterized by changing technology that requires continuing research and development. With respect to manufacturing operations, we believe that, in general, we are one of the leading firms in most of the major industries in which we participate. The businesses in which General Electric Capital Corporation (GECC) engages are subject to competition from various types of financial institutions, including commercial banks, thrifts, investment banks, broker-dealers, credit unions, leasing companies, consumer loan companies, independent finance companies and finance companies associated with manufacturers.

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

Prior to January 28, 2011, we also operated a media company, NBC Universal, Inc. (NBCU). Effective January 28, 2011, we held a 49% interest in a media entity that includes the NBC Universal businesses. On February 12, 2013, we entered into an agreement to sell our remaining 49% common equity interest to Comcast Corporation, as well as the NBCU floors in 30 Rockefeller Center, for $18.1 billion. The sale is expected to be completed by the end of the first quarter of 2013.

(3)

Forward-Looking Statements

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; potential market disruptions or other impacts arising in the United States or Europe from developments in sovereign debt situations; the impact of conditions in the financial and credit markets on the availability and cost of General Electric Capital Corporation’s (GECC) funding and on our ability to reduce GECC’s asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; changes in Japanese consumer behavior that may affect our estimates of liability for excess interest refund claims (GE Money Japan); pending and future mortgage securitization claims and litigation in connection with WMC, which may affect our estimates of liability, including possible loss estimates; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the adequacy of our cash flows and earnings and other conditions which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels; GECC’s ability to pay dividends to GE at the planned level; our ability to convert pre-order commitments into orders; the level of demand and financial performance of the major industries we serve, including, without limitation, air and rail transportation, energy generation, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation; our capital allocation plans, as such plans may change and affect planned share repurchases and strategic actions, including acquisitions, joint ventures and dispositions; our success in completing announced transactions and integrating acquired businesses; the impact of potential information technology or data security breaches; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. These uncertainties are described in more detail in Part I, Item 1A. “Risk Factors” of this Form 10-K Report. We do not undertake to update our forward-looking statements.

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

Operating businesses that are reported as segments include Power & Water, Oil & Gas, Energy Management, Aviation, Healthcare, Transportation, Home & Business Solutions and GE Capital. Net earnings of GECC and the effect of transactions between segments are eliminated to arrive at total consolidated data. A summary description of each of our operating segments follows.

On February 22, 2012, we merged our wholly-owned subsidiary, GECS, with and into GECS’ wholly-owned subsidiary, GECC. Our financial services segment, GE Capital, continues to comprise the continuing operations of GECC, which now include the run-off insurance operations previously held and managed in GECS. Unless otherwise indicated, references to GECC and the GE Capital segment in this Form 10-K Report relate to the entity or segment as they exist subsequent to the February 22, 2012 merger.

Effective October 1, 2012, we reorganized the former Energy Infrastructure segment into three segments – Power & Water, Oil & Gas and Energy Management and we began reporting these as separate segments beginning with this Form 10-K Report. We also reorganized our Home & Business Solutions segment by transferring our Intelligent Platforms business to Energy Management. Results for 2012 and prior periods in this Form 10-K Report are reported on this basis.

(4)

We also continue our longstanding practice of providing supplemental information about the businesses within GE Capital.

Power & Water

Power & Water (19.2%, 17.4% and 16.6% of consolidated revenues in 2012, 2011 and 2010, respectively) is a leader in the field of development, implementation and improvement of products and technologies that harness resources such as wind, oil, gas and water to produce electric power.

Our operations are located in North America, Europe, Asia, South America and Africa.

Power & Water serves power generation, industrial, government and other customers worldwide with products and services related to energy production. We sell gas turbines and generators that are used principally in power plants for generation of electricity and for industrial cogeneration and mechanical drive applications. We are a leading provider of Integrated Gasification Combined Cycle (IGCC) technology design and development. IGCC systems convert coal and other hydrocarbons into synthetic gas that is used as the primary fuel for gas turbines in combined-cycle systems. IGCC systems produce fewer air pollutants compared with traditional pulverized coal power plants. We sell steam turbines and generators to the electric utility industry and to private industrial customers for cogeneration applications. We offer wind turbines as part of our renewable energy portfolio, which also includes solar technology. We also sell aircraft engine derivatives for use as industrial power sources. Nuclear reactors, fuel and support services for both new and installed boiling water reactors are offered through joint ventures with Hitachi and Toshiba. We provide our customers with solutions to meet their needs through a broad portfolio of aftermarket services, including equipment upgrades, long-term maintenance service agreements, repairs, equipment installation, monitoring and diagnostics, asset management and performance optimization tools, remote performance testing and Dry Low NOx (DLN) tuning. We continue to invest in advanced technology development that will provide more value to our customers and more efficient solutions that comply with today’s strict environmental regulations.

Power & Water also offers water treatment solutions for industrial and municipal water systems including the supply and related services of specialty chemicals, water purification systems, pumps, valves, filters and fluid handling equipment for improving the performance of water, wastewater and process systems, including mobile treatment systems and desalination processes.

On February 1, 2011, we completed the acquisition of Dresser, Inc., which broadened the product portfolio with technologies for gas engines.

Power & Water is party to revenue sharing programs that share the financial results of certain aeroderivative lines. These businesses are controlled by Power & Water, but counterparties have an agreed share of revenues as well as development and component production responsibilities. At December 31, 2012, such counterparty interests ranged from 16% to 49% of various programs; associated distributions to such counterparties are accounted for as costs of production.

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

Oil & Gas

Oil & Gas (10.3%, 9.2% and 6.3% of consolidated revenues in 2012, 2011 and 2010, respectively) helps oil and gas companies make more efficient and sustainable use of the world's energy resources.

Our operations are located in North America, Europe, Asia, Australia, South America and Africa.

(5)

Oil & Gas supplies mission critical equipment for the global oil and gas industry, used in applications spanning the entire value chain from drilling and completion through production, liquefied natural gas (LNG) and pipeline compression, pipeline inspection, and downstream processing in refineries and petrochemical plants. The business designs and manufactures surface and subsea drilling and production systems, equipment for floating production platforms, compressors, turbines, turboexpanders, high pressure reactors, industrial power generation and a broad portfolio of auxiliary equipment.

To ensure that the installed base is maintained appropriately, our service business has over 40 service centers and workshops in the world's main oil and gas extraction and production regions. The business also provides upgrades to customers’ machines, using the latest available technology, to extend production capability and environmental performance. We also provide pipeline integrity solutions, sensor-based measurement, inspection, asset condition monitoring, controls, and radiation measurement solutions. Oil & Gas also offers integrated solutions using sensors for temperature, pressure, moisture, gas and flow rate as well as non-destructive testing inspection equipment, including radiographic, ultrasonic, remote visual and eddy current.

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

Demand for oil and gas equipment and services is global and, as a result, is sensitive to the economic and political environment of each country in which we do business. The balance of regional growth and demand side management are important factors to evaluate as we plan for future development.

For information about orders and backlog, see the Segment Operations section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

Energy Management

Energy Management (5.0%, 4.4% and 3.5% of consolidated revenues in 2012, 2011 and 2010, respectively) designs, manufactures and services leading technology solutions for the delivery, management, conversion and optimization of electrical power for customers across multiple energy-intensive industries.

Our operations are located in North America, Europe, Asia, Latin America and the Middle East.

Energy Management provides integrated electrical products and systems used to distribute, protect and control energy and equipment. We manufacture electrical distribution and control products, lighting and power panels, switchgear and circuit breakers that are used to distribute and manage power in a variety of residential, commercial, consumer and industrial applications. We also provide customer-focused solutions centered on the delivery and control of electric power, and a full portfolio of field services including engineering, inspection, mechanical and emergency services. Energy Management also provides advanced products and services that modernize the grid, from the power plant to the power consumer, such as protection and control, industrial strength communications, smart meters, monitoring & diagnostics, visualization software and advanced analytics. We manufacture advanced motor, drives and control technologies to improve the operational efficiency of energy intensive industries such as metals, mining, marine, oil and gas.  Energy Management also provides plant automation, hardware, software and embedded computing systems including advanced software, controllers, single board computers, motion control and operator interfaces.

(6)

On March 2, 2011 and September 2, 2011, we completed the acquisitions of Lineage Power Holdings, Inc. (Lineage Power) and Converteam, respectively. The acquisition of Lineage Power, a provider of high-efficiency power conversion infrastructure technology and services for the telecommunications and datacenter industries, continues the expansion of Energy’s offerings from the electric grid to datacenters, cell towers, routers, servers and circuit board electronics. Converteam, a provider of electrification and automation equipment and systems, adds significant product and service capabilities in power electronics, industrial automation and process controls.

For information about orders and backlog, see the Segment Operations section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

Aviation

Aviation (13.6%, 12.8% and 11.8% of consolidated revenues in 2012, 2011 and 2010, respectively) is one of the world’s leading providers of jet engines and related services with operations in North America, Europe, Asia and South America.

Aviation produces, sells and services jet engines, turboprop and turbo shaft engines, and related replacement parts for use in military and commercial aircraft. Our military engines are used in a wide variety of aircraft including fighters, bombers, tankers, helicopters and surveillance aircraft, as well as marine applications, and our commercial engines power aircraft in all categories of range: short/medium, intermediate and long-range, as well as executive and regional aircraft. We also produce and market engines through CFM International, a company jointly owned by GE and Snecma, a subsidiary of SAFRAN of France, and Engine Alliance, LLC, a company jointly owned by GE and the Pratt & Whitney division of United Technologies Corporation. New engines are also being designed and marketed in a joint venture with Honda Aero, Inc., a division of Honda Motor Co., Ltd.

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

Revenue sharing programs are a standard form of cooperation for specific product programs in the aviation industry. These businesses are controlled by Aviation, but counterparties have an agreed share of revenues as well as development and component production responsibilities. At December 31, 2012, such counterparty interests ranged from 1% to 47% of various programs; associated distributions to such counterparties are accounted for as costs of production.

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

On December 21, 2012, we announced an agreement to purchase the aviation business of Avio S.p.A., a manufacturer of aviation propulsion components and systems, for $4.3 billion.

(7)

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

Potential sales for any engine are limited by, among other things, its technological lifetime, which may vary considerably depending upon the rate of advance in technology, the relatively small number of potential customers and the limited number of relevant airframe applications. Aircraft engine orders tend to follow military and airline procurement cycles, although these cycles differ from each other.

For information about orders and backlog, see the Segment Operations section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

Healthcare

Healthcare (12.4%, 12.3% and 11.3% of consolidated revenues in 2012, 2011 and 2010, respectively) is one of the world’s leading providers of essential healthcare technologies to developed, developing and emerging countries.  Our operations are located in North America, Europe, Asia, South America and Australia.

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

We compete with a variety of U.S. and non-U.S. manufacturers and services providers. Technological competence and innovation, excellence in design, high product performance, quality of services and competitive pricing are among the key factors affecting competition for these products and services. Products and services are sold worldwide primarily to hospitals, medical facilities, pharmaceutical and biotechnology companies, and to the life science research market.

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

(8)

Transportation

Transportation (3.8%, 3.3% and 2.3% of consolidated revenues in 2012, 2011 and 2010, respectively) is a global technology leader and supplier to the railroad, marine, drilling and mining industries.  We serve customers in more than 100 countries in North America, Europe, Asia, South America, Africa and Australia.

Transportation manufactures high-horsepower diesel-electric locomotives, including the Evolution Series™ which meets or exceeds the U.S. Environmental Protection Agency’s Tier III requirements. We also offer leading drive technology solutions to the mining, transit, marine and stationary, and drilling industries. We announced the launch of our Energy Storage business in 2012. GE's Durathon Battery technology is designed for energy storage solutions for stationary and motive applications in the telecommunications, power generation, grid operation and energy management applications. Also, on November 30, 2012, we completed the acquisition of Industrea Limited, a provider of mining products and services with a focus in underground mining.

Transportation provides a portfolio of service offerings designed to improve fleet efficiency and reduce operating expenses, including repair services, locomotive enhancements, modernizations, and information-based services like remote monitoring and diagnostics. We provide train control products, railway management services, and signaling systems to increase service levels, optimize asset utilization, and streamline operations for railroad owners and operators. We deliver leading edge tools that improve asset availability and reliability, optimize network planning, and control network execution to plan.

For information about orders and backlog, see the Segment Operations section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

Home & Business Solutions

Home & Business Solutions (5.4%, 5.2% and 5.3% of consolidated revenues in 2012, 2011 and 2010, respectively) sells products that share several characteristics − competitive design, efficient manufacturing and effective distribution and service. Home & Business Solutions’ products such as major appliances and a subset of lighting products are primarily directed to consumer applications, while other lighting products are directed towards commercial and industrial applications. Cost control, including productivity, is key in the highly competitive markets in which we compete. We also invest in the development of differentiated, premium products that are more profitable such as energy efficient solutions for both consumers and businesses.

We sell and service major home appliances including refrigerators, freezers, electric and gas ranges, cooktops, dishwashers, clothes washers and dryers, microwave ovens, room air conditioners, residential water systems for filtration, softening and heating, and hybrid water heaters. Our brands include GE Monogram®, GE Profile™, GE®, Hotpoint® and GE Café™. We manufacture certain products and also source finished product and component parts from third-party global manufacturers. A large portion of our appliances sales are through a variety of retail outlets for replacement of installed units. Residential building contractors installing units in new construction is our second major U.S. channel. We offer one of the largest original equipment manufacturer (OEM) service organizations in the appliances industry, providing in-home repair and aftermarket parts.

We also manufacture, source and sell a variety of lamp products for commercial, industrial and consumer markets, including full lines of incandescent, halogen, fluorescent, high-intensity discharge, light-emitting diode, automotive and miniature products.

We have global operations located in North America, Europe, Asia and Latin America.

(9)

GE Capital

GE Capital (31.2%, 33.3% and 33.3% of consolidated revenues in 2012, 2011 and 2010, respectively) businesses offer a broad range of financial services and products worldwide for businesses of all sizes. Services include commercial loans and leases, fleet management, financial programs, home loans, credit cards, personal loans and other financial services. GE Capital also develops strategic partnerships and joint ventures that utilize GE’s industry-specific expertise in aviation, energy, infrastructure and healthcare to capitalize on market-specific opportunities.

During 2012, GE Capital provided approximately $107 billion of new financings in the U.S. to various companies, infrastructure projects and municipalities. Additionally, we extended approximately $96 billion of credit to approximately 57 million U.S. consumers. GE Capital provided credit to approximately 37,100 new commercial customers and 34,000 new small businesses in the U.S. during 2012 and ended the period with outstanding credit to more than 243,000 commercial customers and 201,000 small businesses through retail programs in the U.S.

Within our GE Capital operating segment, we operate the businesses described below along product lines.

Our operations are located in North America, South America, Europe, Australia and Asia.

GE Capital has communicated its goal of reducing its ending net investment (ENI). To achieve this goal, we are more aggressively focusing our businesses on selective financial services products where we have domain knowledge, broad distribution, and the ability to earn a consistent return on capital, while managing our overall balance sheet size and risk. We have a strategy of exiting those businesses that are underperforming or that are deemed to be non-strategic. We have completed a number of dispositions in our businesses in the past and will continue to evaluate options going forward.

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

We operate in a highly competitive environment. Our competitors include commercial banks, investment banks, leasing companies, financing companies associated with manufacturers, and independent finance companies. Competition related to our lending and leasing operations is based on price, that is, interest rates and fees, as well as deal structure and terms. In recent years, there has been a disruption in the capital markets and in access to and availability of capital as well as the exit of some competitors. Profitability is affected not only by broad economic conditions that affect customer credit quality and the availability and cost of capital funding, but also by successful management of credit risk, operating risk and market risks such as interest rate and currency exchange risks. Success requires high quality risk management systems, customer and industry specific knowledge, diversification, service and distribution channels, strong collateral and asset management knowledge, deal structuring expertise and the ability to reduce costs through technology and productivity.

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

(10)

In January 2013, we acquired the deposit business of MetLife Bank, N.A., which is an online banking platform with approximately $6.4 billion in U.S. retail deposits that will allow us to better serve our customers.

In 2011, we entered into agreements to sell our Consumer Singapore business and our Consumer home lending operations in Australia and New Zealand (Australian Home Lending) and classified them as discontinued operations.  Both dispositions were completed during 2011.

In the first quarter of 2011, we sold a substantial portion of our Garanti Bank equity investment. During 2012, we sold our remaining equity interest in Garanti Bank, which was classified as an available-for-sale security.

In 2010, we entered into agreements to sell our U.S. recreational vehicle and marine equipment financing portfolio (Consumer RV Marine) and Consumer Mexico and classified them as discontinued operations. Both dispositions were completed during 2011.

In 2010, we committed to sell our Consumer business in Canada, which was completed during 2011; in 2010, we also purchased sales finance portfolios from Citi Retail Partner Cards, which provides consumer financing programs and related services to small to mid-sized retailers and dealers.

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

Real Estate

Real Estate offers a range of capital and investment solutions, including equity capital for acquisition or development, as well as fixed and floating rate mortgages for new acquisitions or re-capitalizations of commercial real estate worldwide. Our business finances, with both equity and loan structures, the acquisition, refinancing and renovation of office buildings, apartment buildings, retail facilities, hotels and industrial properties. Our typical real estate loans are intermediate term, senior, fixed or floating-rate, and are secured by existing income-producing commercial properties. We invest in, and provide restructuring financing for, portfolios of commercial mortgage loans, limited partnerships and tax-exempt bonds.

We own and operate a global portfolio of real estate with the objective of maximizing property cash flows and asset values. In the normal course of our business operations we sell certain real estate equity investments when it is economically advantageous for us to do so. However, as real estate values are affected by certain forces beyond our control (e.g., market fundamentals and demographic conditions), it is difficult to predict with certainty the level of future sales, sales prices, impairments or write-offs.

In 2012, we completed the sale of a portion of our Business Properties portfolio (Business Property), including certain commercial loans, the origination and servicing platforms and the servicing rights on loans previously securitized by GECC. The portion retained comprises our owner-occupied/credit tenant portfolio.

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

GECC Corporate Items and Eliminations

GECC Corporate Items and Eliminations primarily include unallocated Treasury and Tax operations; Trinity, a group of run-off sponsored special purpose entities; the effects of eliminating transactions between GE Capital’s five operating businesses; results of our run-off insurance operations remaining in continuing operations attributable to GECC; unallocated corporate costs; and certain non-allocated amounts determined by the GECC Chairman.

GE Corporate Items and Eliminations

GE Corporate Items and Eliminations includes the results of disposed businesses in which we retain an unconsolidated interest (including NBC Universal LLC), principal retirement plan costs and unallocated corporate costs, which includes research and development spending (including our Global Research Centers) and costs related to our Global Growth & Operations organization.

Discontinued Operations

Discontinued operations primarily comprised GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), BAC Credomatic GECF Inc. (BAC) (our Central American bank and card business), Consumer RV Marine, Consumer Mexico, Consumer Singapore, Australian Home Lending and Consumer Ireland.

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

(12)

Orders and Backlog

Orders and backlog information is provided in the Segment Operations and Other Information sections in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

Research and Development

Research and development expenditures information is provided in Note 19 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” and the Other Information section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

Environmental Matters

Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. We are involved in a number of remediation actions to clean up hazardous wastes as required by federal and state laws. Additional information is provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

Employees and Employee Relations

At year-end 2012, General Electric Company and consolidated affiliates employed approximately 305,000 persons, of whom approximately 134,000 were employed in the United States. For further information about employees, see Part II, Item 6. “Selected Financial Data” of this Form 10-K Report.

Approximately 17,600 GE manufacturing and service employees in the United States are represented for collective bargaining purposes by a total of approximately 108 different union local bargaining units. A majority of such employees are represented by union locals that are affiliated with, and bargain in coordination with, the IUE-CWA, The Industrial Division of the Communication Workers of America, AFL-CIO, CLC. During 2011, we negotiated four-year agreements with most of our U.S. unions.  These agreements modestly increase ongoing costs over the term of the contracts on an aggregate basis.  However, the agreements also implement new features that focus on cost containment for health and pension plans.  Effective January 1, 2012, all production employees participate in a new consumer-directed health plan.  In addition, production employees who commence service on or after that date will not be eligible to participate in the GE Pension Plan, but will participate in a defined contribution retirement program.

Other GE affiliates are parties to labor contracts with various labor unions, also with varying terms and expiration dates, that cover approximately 3,500 employees.

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

(13)

Sales of goods and services to agencies of the U.S. Government as a percentage of revenues follow.

	% of Consolidated Revenues
	2012	2011	2010

Total sales to U.S. Government Agencies	3%	3%	3%
Aviation segment defense-related sales	3	3	3

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
We operate in virtually every part of the world and serve customers in more than 100 countries. In 2012, approximately 52% of our revenue was attributable to activities outside the United States.  Our operations are subject to the effects of global competition and geopolitical risks.  They are also affected by local economic environments, including inflation, recession, currency volatility and actual or anticipated default on sovereign debt. Political changes, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location.  While some of these global economic and political risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful, and our ability to engage in such mitigation may decrease or become even more costly as a result of more volatile market conditions.

We are subject to a wide variety of laws, regulations and government policies that may change in significant ways.
Our businesses are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies. There can be no assurance that laws, regulations and policies will not be changed in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. In particular, U.S. and non-U.S. governments are undertaking a substantial revision of the regulation and supervision of bank and non-

(14)

bank financial institutions, consumer lending, the over-the-counter derivatives market and tax laws and regulations, which changes may have an effect on GE’s and GE Capital’s structure, operations, liquidity, capital requirements, effective tax rate and performance. For example, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, GE Capital is subject to prudential oversight by the Federal Reserve, which subjects us to increased and evolving regulatory requirements. We are also subject to a number of trade control laws and regulations that may affect our ability to sell our products in global markets. In addition, we are subject to regulatory risks from laws that reduce the allowable lending rate or limit consumer borrowing, local capital requirements that may increase the risk of not being able to retrieve assets, and changes to tax law that may affect our return on investments. For example, GE’s effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with non-U.S. financial institutions in global markets. This provision, which had expired at the end of 2011, was reinstated in January 2013 retroactively for two years through the end of 2013. This provision also had been scheduled to expire and had been extended by Congress on six previous occasions, but there can be no assurance that it will continue to be extended. In the event the provision is not extended after 2013, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. If this provision is not extended, we expect our effective tax rate to increase significantly after 2014. In addition, efforts by public and private sectors to control the growth of healthcare costs may lead to lower reimbursements and increased utilization controls related to the use of our products by healthcare providers. Continued government scrutiny, including reviews of the U.S. Food and Drug Administration (U.S. FDA) medical device pre-market authorization and post-market surveillance processes, may impact the requirements for marketing our products and slow our ability to introduce new products, resulting in an adverse impact on our business. Furthermore, we have been, and expect to continue, participating in U.S. and international governmental programs, which require us to comply with strict governmental regulations. Inability to comply with these regulations could adversely affect our status in these projects and adversely affect our results of operations, financial position and cash flows.

We are subject to legal proceedings and legal compliance risks.
We are subject to a variety of legal proceedings and legal compliance risks in virtually every part of the world. We, our representatives, and the industries in which we operate are at times being reviewed or investigated by regulators and other governmental authorities, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Additionally, we and our subsidiaries are involved in a sizable number of remediation actions to clean up hazardous wastes as required by federal and state laws. These include the dredging of polychlorinated biphenyls from a 40-mile stretch of the upper Hudson River in New York State, as described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report. We are also subject to certain other legal proceedings described in Item 3. “Legal Proceedings” of this Form 10-K Report. While we believe that we have adopted appropriate risk management and compliance programs, the global and diverse nature of our operations means that legal and compliance risks will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time.

The success of our business depends on achieving our strategic objectives, including through acquisitions, joint ventures, dispositions and restructurings.
With respect to acquisitions, joint ventures and restructuring actions, we may not achieve expected returns and other benefits as a result of various factors, including integration and collaboration challenges, such as personnel and technology. In addition, we may not achieve anticipated cost savings from restructuring actions, which could result in lower margin rates. We also participate in a number of joint ventures with other companies or government enterprises in various markets around the world, including joint ventures where we may have a lesser degree of control over the business operations, which may expose us to additional operational, financial, legal or compliance risks. We also continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic

(15)

objectives. Alternatively, we may dispose of a business at a price or on terms that are less than we had anticipated. After reaching an agreement with a buyer or seller for the acquisition or disposition of a business, we are subject to satisfaction of pre-closing conditions as well as to necessary regulatory and governmental approvals on acceptable terms, which may prevent us from completing the transaction. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside our control could affect our future financial results.

Sustained increases in costs of pension and healthcare benefits may reduce our profitability.
Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. U.S. generally accepted accounting principles (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we use to estimate pension expense for 2013 are the discount rate and the expected long-term rate of return on the plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to Accumulated gains (losses) – net, Benefit plans. At the end of 2012, the GE Pension Plan was underfunded, on a U.S. GAAP basis, by $13.3 billion, and the GE Supplementary Pension Plan, an unfunded plan, had a projected benefit obligation of $5.5 billion. For a discussion regarding how our financial statements can be affected by pension plan accounting policies, see Critical Accounting Estimates – Pension Assumptions in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act (ERISA). Failure to achieve expected returns on plan assets driven by various factors, which could include a continued environment of low interest rates or sustained market volatility, could also result in an increase to the amount of cash we would be required to contribute to pension plans. In addition, upward pressure on the cost of providing healthcare benefits to current employees and retirees may increase future funding obligations. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce our profitability.

Conditions in the financial and credit markets may affect the availability and cost of funding.
As disclosed in more detail in the Liquidity and Borrowings section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report, a large portion of our borrowings is in the form of commercial paper and long-term debt. We continue to rely on the availability of the unsecured debt markets to access funding for term and commercial paper maturities for 2013 and beyond and to fund our operations without incurring additional U.S. tax. In addition, we rely on the availability of the commercial paper markets to refinance maturing commercial paper debt throughout the year. In order to further diversify our funding sources, GE Capital continues to expand its reliance on alternative sources of funding, including bank deposits, securitizations and other asset-based funding. There can be no assurance that we will succeed in increasing the diversification of our funding sources or that the short and long-term credit markets will be available or, if available, that the cost of funding will not substantially increase and affect our overall profitability. Factors that may affect the availability of funding or cause an increase in our funding costs include: a decreased reliance on short-term funding, such as commercial paper, in favor of longer-term funding arrangements; decreased capacity and increased competition among debt issuers; increased competition for deposits in our affiliate banks’ markets; and potential market disruptions or other impacts arising in the United States or Europe from developments in sovereign debt situations. If GE Capital’s cost of funding were to increase, it may adversely affect its competitive position and result in lower net interest margins, earnings and cash flows as well as lower returns on its shareowner’s equity and invested capital.

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

(16)

depending on the amount of the increase, could have a material adverse effect on our business, financial position and results of operations.

In addition, GE Capital has exposure to many different industries and counterparties, including sovereign governments, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose GE Capital to credit risk in the event of default of its counterparty or client. In addition, GE Capital’s credit risk may be increased when the value of collateral held cannot be realized through sale or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to it. GE Capital also has exposure to these financial institutions in the form of cash on deposit and unsecured debt instruments held in its investment portfolios. GE Capital has policies relating to credit rating requirements and to exposure limits to counterparties (as described in Note 22 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report), which are designed to limit credit and liquidity risk. There can be no assurance, however, that any losses or impairments to the carrying value of financial assets would not materially and adversely affect GE Capital’s business, financial position and results of operations.

The real estate markets in which GE Capital participates are highly dependent on economic conditions, the deterioration of which may adversely affect GE Capital’s business, financial position and results of operations.
GE Capital participates in the commercial real estate market in two ways: it provides financing for the acquisition, refinancing and renovation of various types of properties, and, in a limited number of markets, it also acquires equity positions in various types of properties or real estate investments. The profitability of real estate investments is largely dependent upon the economic conditions in specific geographic markets in which the properties are located and the perceived value of those markets at the time of sale. The level of transactions for real estate assets continues to remain below historical norms in several markets in which GE Capital operates. High levels of unemployment, slowdown in business activity, excess inventory capacity and limited availability of credit may continue to adversely affect the value of real estate assets and collateral to real estate loans GE Capital holds. Under current market and credit conditions, there can be no assurance as to the level of sales GE Capital will complete or the net sales proceeds it will realize. Also, occupancy rates and market rent levels may worsen, which may result in impairments to the carrying value of equity investments or increases in the allowance for loan losses on commercial real estate loans.

GE Capital is also a residential mortgage lender in certain geographic markets outside the United States that have been, and may continue to be, adversely affected by declines in real estate values and home sale volumes, job losses, government austerity measures and mandated programs, consumer bankruptcies and other factors that may negatively impact the credit performance of our mortgage loans. Our allowance for loan losses on these mortgage loans is based on our analysis of current and historical delinquency, property values and loan performance, as well as other management assumptions that may be inaccurate predictors of credit performance in this environment. There can be no assurance that, in this environment, credit performance will not be materially worse than anticipated and, as a result, materially and adversely affect GE Capital’s business, financial position and results of operations.

Failure to maintain our credit ratings could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets.
The major debt rating agencies routinely evaluate our debt. This evaluation is based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting. As of December 31, 2012, GE and GECC’s long-term unsecured debt credit rating from Standard and Poor’s Ratings Service (S&P) was AA+ (the second highest of 22 rating categories) with a stable outlook. The long-term unsecured debt credit rating from Moody’s Investors Service (Moody’s) for GE was Aa3 (the fourth highest of 21 rating categories) and for GECC was A1 (the fifth highest of 21 credit ratings), both with stable outlooks. As of December 31, 2012, GE and GECC’s short-term credit rating from S&P was A-1+ (the highest rating category of six categories) and from Moody’s was P-1 (the highest rating category of four categories). There can be no assurance that we will be able to maintain our credit ratings and failure to do so could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets. Various debt and derivative instruments, guarantees and

(17)

covenants would require posting additional capital or collateral in the event of a ratings downgrade, which, depending on the extent of the downgrade, could have a material adverse effect on our liquidity and capital position.

Current conditions in the global economy and the major industries we serve also may materially and adversely affect the business and results of operations of our non-financial businesses.
The business and operating results of our industrial businesses have been, and will continue to be, affected by worldwide economic conditions, including conditions in the air and rail transportation, energy generation, healthcare, home building and other major industries we serve. As a result of slower global economic growth, the credit market crisis, declining consumer and business confidence, continued high unemployment levels, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies, government deficit reduction and austerity measures, including sequestrations, and other challenges affecting the global economy, some of our government and non-government customers have experienced deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase our products and services, including large infrastructure projects, and may not be able to fulfill their obligations to us in a timely fashion. In particular, the airline industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and international economies. An extended period of slow growth in the U.S. or internationally that results in the loss of business and leisure traffic could have a material adverse effect on our airline customers and the viability of their business. Service contract cancellations or customer dynamics such as early aircraft retirements could affect our ability to fully recover our contract costs and estimated earnings. Further, our vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations to us. If slower growth in the global economy continues for a significant period or there is additional significant deterioration in the global economy, our results of operations, financial position and cash flows could be materially adversely affected.

Increased IT security requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data.
Increased global IT security vulnerabilities, threats and more sophisticated and targeted IT-related attacks pose a risk to the security of our and our customers’ and suppliers’ systems and networks and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to additional known or unknown threats. We also may have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite our efforts to protect sensitive, confidential or personal data or information, our facilities and systems and those of our customers, suppliers and third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

We may face operational challenges that could have a material adverse effect on our business, reputation, financial position and results of operations, and we are dependent on maintenance of existing product lines, market acceptance of new product introductions and product innovations for continued revenue growth.
We produce highly sophisticated products and provide specialized services for both our and third-party products that incorporate or use leading-edge technology, including both hardware and software. While we have built extensive operational processes to ensure that the design, manufacture and servicing of such products meet the most rigorous quality standards, there can be no assurance that we or our customers or other third parties will not experience operational process failures or other problems, including through intentional acts, that could result in potential product, safety, regulatory or environmental risks. Such operational failures or quality issues could have a material adverse effect on our business, reputation, financial position and results of operations. In addition, the markets in which we operate are subject to technological change and require skilled talent. Our long-term operating results depend substantially upon our ability to continually develop, introduce, and market new and innovative products, to modify existing products, to customize products, to respond to technological change and to execute our product development in line with our projected cost estimates.

(18)

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
Our reliance on third-party suppliers, contract manufacturers and service providers, and commodity markets to secure raw materials, parts, components and sub-systems used in our products exposes us to volatility in the prices and availability of these materials, parts, components, systems and services. Some of these suppliers or their sub-suppliers are limited- or sole-source suppliers. A disruption in deliveries from our third-party suppliers, contract manufacturers or service providers, capacity constraints, production disruptions, price increases, or decreased availability of raw materials or commodities, including as a result of catastrophic events, could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. Quality and sourcing issues experienced by third-party providers can also adversely affect the quality and effectiveness of our products and services and result in liability and reputational harm.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Manufacturing operations are carried out at approximately 232 manufacturing plants located in 38 states in the United States and Puerto Rico and at approximately 283 manufacturing plants located in 42 other countries.

Item 3. Legal Proceedings

As previously reported, in March and April 2009, shareholders filed purported class actions under the federal securities laws in the United States District Court for the Southern District of New York naming as defendants GE, a number of GE officers (including our chief executive officer and chief financial officer) and our directors. The complaints, which have now been consolidated, seek unspecified damages based on allegations related to statements regarding the GE dividend and projected losses and earnings for GECC in 2009. In January 2012, the District Court granted in part, and denied in part, our motion to dismiss.  In April 2012, the District Court granted a portion of our motion for reconsideration, resulting in the dismissal of plaintiffs’ claims under the Securities Act of 1933.  In July 2012, the District Court denied plaintiffs’ motion seeking to amend their complaint to include the alleged claims under the Securities Act of 1933. In January 2013, plaintiffs attempted unsuccessfully to file a new amended complaint.  We have filed a motion for judgment on the pleadings.

As also previously reported, in March 2010, a shareholder derivative action was filed in the United States District

(19)

Court for the Southern District of New York naming as defendants GE, a number of GE officers (including our chief executive officer and chief financial officer) and our directors. The complaint seeks unspecified damages and principally alleges breaches of fiduciary duty and other causes of action related to the GE dividend and SEC matter which GE resolved in August 2009 and alleged mismanagement of our financial services businesses. In September 2011, our motion to dismiss was granted.  In June 2012, plaintiff’s motion to file an amended complaint was denied.  The plaintiff has filed an appeal.

As also previously reported, in February and March 2012, two shareholder derivative actions were filed in New York Supreme Court naming as defendants GE, a number of GE officers (including our chief executive officer and chief financial officer) and our directors.  The complaints seek unspecified damages and principally allege breaches of fiduciary duty and other causes of action related to 2009 earnings forecasts for GE Capital, changes in the GE dividend and GE’s credit rating in 2009 and GE’s 2008 commercial paper program.  In June 2012, these two cases were consolidated into a single action.  GE filed a motion to dismiss the consolidated action in December 2012.

We sold WMC, our U.S. mortgage business, in 2007. WMC substantially discontinued all new loan originations in 2007, and was not a loan servicer. In connection with the sale, WMC retained certain representation and warranty obligations related to loans sold to third parties prior to the disposal of the business.

WMC is a party to 15 lawsuits relating to mortgage loan repurchase claims.  The adverse parties in these cases are trustees to private label residential mortgage-backed securitization trusts or parties claiming to act on their behalf.  While the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase) and/or monetary damages.

Four WMC cases are pending in the United States District Court for the District of Connecticut. All of these cases were initiated in 2012, including two in the fourth quarter.  Deutsche Bank National Trust Company (Deutsche Bank) is the adverse party in three cases, and Law Debenture Trust Company of New York (Law Debenture) is the adverse party in one case.  The Deutsche Bank complaints assert claims on approximately $2,700 million of mortgage loans and seek to recover damages on these loans in excess of approximately $1,300 million.  The Law Debenture complaint asserts claims on approximately $1,000 million of mortgage loans, and seeks to recover damages on these loans in excess of approximately $425 million. GECC was initially named a defendant in each of the Connecticut cases and has been dismissed from all of those cases without prejudice.

Seven WMC cases are pending in the United States District Court for the District of Minnesota against US Bank National Association (US Bank), of which four were initiated by WMC seeking declaratory judgment.  Six of these cases were filed in 2012 (including one in the fourth quarter), and one was filed in 2011.  The Minnesota cases involve claims on approximately $1,800 million of mortgage loans and do not specify the amount of damages plaintiffs seek to recover.

One WMC case is pending in New York State Supreme Court and was initiated in the fourth quarter 2012.  This action was filed by BNY and names as defendants WMC, GECC, J.P. Morgan Mortgage Acquisition Corp., and JPMorgan Chase Bank, N.A.  This case arises from the same securitization as one of the Minnesota cases.  BNY asserts claims on approximately $1,900 million of mortgage loans, and seeks to recover damages in excess of $550 million.

Three WMC cases are pending in the United States District Court for the Southern District of New York.  One case in which the plaintiff is The Bank of New York Mellon (BNY) was filed in the third quarter 2012, asserts claims on approximately $800 million of mortgage loans, and seeks to recover damages in excess of $278 million.  Two of the cases were filed by the Federal Housing Finance Agency (FHFA), claiming to act on behalf of a securitization trustee, in the fourth quarter 2012.  The summonses with notice filed by the FHFA do not allege the amount of loans at issue in the cases or allege the amount of any damages.

The amounts of the mortgage loans at issue in these cases (discussed above) reflect the purchase price or unpaid principal balances of the loans at the time of purchase and do not give effect to pay downs, accrued interest or fees,

(20)

or potential recoveries based upon the underlying collateral.  Of the mortgage loans involved in these lawsuits, approximately $3,800 million were included in WMC’s pending claims at December 31, 2012.  The claims relating to other mortgage loans not included in WMC’s pending claims consist of sampling-based claims in two cases on approximately $900 million of mortgage loans and, in six cases, claims for repurchase or damages based on the alleged failure to provide notice of defective loans, breach of a corporate representation and warranty, and/or non-specific claims for rescissionary damages on approximately $3,100 million of mortgage loans.  See Note 2 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K Report for additional information.

As previously reported, in 2000, GE and the Environmental Protection Agency (EPA) entered into a consent decree relating to PCB cleanup in the Massachusetts area of the Housatonic River. In May 2012, the EPA issued a status report describing potential conceptual approaches to a 10-mile stretch of the river downstream from a previously remediated area.  We are currently discussing this report with EPA.  A proposed remedy may be issued in the first half of 2013.

The company is reporting the following matter in compliance with SEC requirements to disclose environmental proceedings where the government is a party potentially involving monetary sanctions of $100,000 or greater:

As previously reported, in June 2008, EPA issued a notice of violation and in January 2011 filed a complaint alleging non-compliance with the Clean Air Act at a power cogeneration plant in Homer City, PA. The Pennsylvania Department of Environmental Protection, the New York Attorney General’s Office and the New Jersey Department of Environmental Protection have intervened in the EPA case. The plant is operated exclusively by EME Homer City Generation L.P., and is owned and leased to EME Homer City Generation L.P. by subsidiaries of GECC and one other entity.  EME Homer City Generation L.P. has entered into an agreement with Homer City Generation L.P., a subsidiary of GECC, to transfer the operational control of the plant to Homer City Generation L.P. upon satisfaction of certain conditions.  The complaints did not indicate a specific penalty amount but make reference to statutory fines. In October 2011, the U.S. District Court for the Western District of Pennsylvania granted a motion to dismiss the matter with prejudice with regard to all federal counts, and with leave to re-file in state court for the non-federal counts. On December 8, 2011, EPA filed notice of its intent to appeal.  NY, NJ and PA filed similar notices on December 9, 2011.

Item 4. Mine Safety Disclosures.

Not applicable.

(21)

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

With respect to “Market Information,” in the United States, GE common stock is listed on the New York Stock Exchange (its principal market). GE common stock is also listed on the London Stock Exchange and on Euronext Paris. Trading prices, as reported on the New York Stock Exchange, Inc., Composite Transactions Tape, and dividend information follow:

	Common stock market price		Dividends
(In dollars)	High	Low	declared

2012
Fourth quarter	$23.18	$19.87	$0.19
Third quarter	22.96	19.36	0.17
Second quarter	20.84	18.02	0.17
First quarter	21.00	18.23	0.17

2011
Fourth quarter	$18.28	$14.02	$0.17
Third quarter	19.53	14.72	0.15
Second quarter	20.85	17.97	0.15
First quarter	21.65	18.12	0.14

As of January 31, 2013, there were approximately 523,000 shareowner accounts of record.

During the fourth quarter of 2012, we purchased shares of our common stock as follows.

						Approximate
						dollar value
				Total number		of shares that
				of shares		may yet be
				purchased		purchased
				as part of		under our
	Total number		Average	our share		share
	of shares		price paid	repurchase		repurchase
Period(a)	purchased	(a)(b)	per share	program	(a)(c)	program		(c)
(Shares in thousands)

2012
October	54,941		$21.90	54,573
November	14,970		$20.61	14,732
December	31,044		$21.10	30,692
Total	100,955		$21.46	99,997		$12.7	billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.

(b)
This category includes 958 thousand shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with Internal Revenue Service Code 401(k) features, we repurchase shares resulting from changes in investment options by plan participants.

(c)
Shares are repurchased through the 2007 GE Share Repurchase Program (the Program). Effective December 14, 2012, we increased the existing Program authorization by $10 billion to $25 billion and extended the Program, which would have otherwise expired on December 31, 2013, through 2015. As of December 31, 2012, we had repurchased a total of approximately $12.3 billion of common stock under the Program. Effective February 12, 2013, we increased this Program authorization by an additional $10 billion resulting in authorization to repurchase up to a total of $35 billion of our common stock through 2015. The Program is flexible and shares are acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public.

(22)

For information regarding compensation plans under which equity securities are authorized for issuance, see Note 16 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Five-year financial performance graph: 2008-2012

Comparison of five-year cumulative return among GE, S&P 500 and Dow Jones Industrial Average

The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in GE stock, the Standard & Poor’s 500 Stock Index (S&P 500) and the Dow Jones Industrial Average (DJIA) on December 31, 2007, and that all quarterly dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2012.

	2007	2008	2009	2010	2011	2012

GE	$100	$46	$46	$56	$57	$69
S&P 500	100	63	80	92	94	109
DJIA	100	68	83	95	103	114

(23)

Item 6. Selected Financial Data.

The following table provides key information for Consolidated, GE and GECC.

(Dollars in millions; per-share amounts in dollars)	2012	2011	2010	2009	2008

General Electric Company and
Consolidated Affiliates
Revenues and other income	$147,359	$147,288	$149,567	$154,396	$179,769
Earnings from continuing operations attributable to the Company	14,679	14,227	12,613	10,881	17,786
Earnings (loss) from discontinued operations, net of taxes,
attributable to the Company	(1,038)	(76)	(969)	144	(376)
Net earnings attributable to the Company	13,641	14,151	11,644	11,025	17,410
Dividends declared(a)	7,372	7,498	5,212	6,785	12,649
Return on average GE shareowners’ equity(b)	12.1%	12.1%	12.3%	11.7%	17.1%
Per common share
Earnings from continuing operations – diluted	$1.39	$1.24	$1.15	$0.99	$1.75
Earnings (loss) from discontinued operations – diluted	(0.10)	(0.01)	(0.09)	0.01	(0.04)
Net earnings – diluted	1.29	1.23	1.06	1.01	1.72
Earnings from continuing operations – basic	1.39	1.24	1.15	0.99	1.76
Earnings (loss) from discontinued operations – basic	(0.10)	(0.01)	(0.09)	0.01	(0.04)
Net earnings – basic	1.29	1.24	1.06	1.01	1.72
Dividends declared	0.70	0.61	0.46	0.61	1.24
Stock price range	23.18-18.02	21.65-14.02	19.70-13.75	17.52-5.87	38.52-12.58
Year-end closing stock price	20.99	17.91	18.29	15.13	16.20
Cash and equivalents	77,356	84,501	78,943	70,479	48,378
Total assets of continuing operations	684,193	716,468	735,431	756,897	773,191
Total assets	685,328	718,189	748,491	782,714	798,398
Long-term borrowings	236,084	243,459	293,323	336,172	320,522
Common shares outstanding – average (in thousands)	10,522,922	10,591,146	10,661,078	10,613,717	10,079,923
Common shareowner accounts – average	537,000	570,000	588,000	605,000	604,000
Employees at year end(c)
United States	134,000	131,000	121,000	122,000	139,000
Other countries	171,000	170,000	152,000	168,000	169,000
Total employees(c)	305,000	301,000	273,000	290,000	308,000

GE data
Short-term borrowings	$6,041	$2,184	$456	$504	$2,375
Long-term borrowings	11,428	9,405	9,656	11,681	9,827
Noncontrolling interests	777	1,006	4,098	5,797	6,678
GE shareowners’ equity	123,026	116,438	118,936	117,291	104,665
Total capital invested	$141,272	$129,033	$133,146	$135,273	$123,545
Return on average total capital invested(b)	11.7%	11.7%	12.0%	10.7%	15.7%
Borrowings as a percentage of total capital invested(b)	12.4%	9.0%	7.6%	9.0%	9.9%
Working capital(b)	$1,031	$(10)	$(1,618)	$(1,596)	$3,904

GECC data
Revenues	$46,039	$49,068	$49,856	$51,776	$68,541
Earnings from continuing operations attributable to GECC	7,401	6,584	3,120	1,253	7,470
Earnings (loss) from discontinued operations, net of taxes,
attributable to GECC	(1,186)	(74)	(965)	162	(415)
Net earnings attributable to GECC	6,215	6,510	2,155	1,415	7,055
Net earnings attributable to GECC common shareowner	6,092	6,510	2,155	1,415	7,055
GECC shareowners' equity	81,890	77,110	68,984	70,833	53,279
Total borrowings and bank deposits	397,300	443,097	470,520	493,324	512,745
Ratio of debt to equity at GECC	4.85:1 (d)	5.75:1 (d)	6.82:1 (d)	6.96:1	9.62:1
Total assets	$539,223	$584,536	$605,255	$650,372	$661,009

Transactions between GE and GECC have been eliminated from the consolidated information.

(a)	Included $1,031 million of preferred stock dividends ($806 million related to our preferred stock redemption) in 2011, $300 million in both 2010 and 2009 and $75 million in 2008.

(b)	Indicates terms are defined in the Glossary.

(c)	Excludes NBC Universal employees of 14,000, 14,000 and 15,000 in 2010, 2009 and 2008, respectively.

(d)	Ratios of 3.66:1, 4.23:1 and 5.25:1 for 2012, 2011 and 2010, respectively, net of cash and equivalents and with classification of hybrid debt as equity.

(24)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operations

The consolidated financial statements of General Electric Company (the Company) combine the industrial manufacturing and services businesses of General Electric Company (GE) with the financial services businesses of General Electric Capital Corporation (GECC or financial services). Unless otherwise indicated by the context, we use the terms “GE” and “GECC” on the basis of consolidation described in Note 1 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

We present Management’s Discussion of Operations in five parts: Overview of Our Earnings from 2010 through 2012, Global Risk Management, Segment Operations, Geographic Operations and Environmental Matters. Unless otherwise indicated, we refer to captions such as revenues and other income and earnings from continuing operations attributable to the company simply as “revenues” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in our consolidated financial statements relates to continuing operations unless otherwise indicated.

On February 22, 2012, we merged our wholly-owned subsidiary, General Electric Capital Services, Inc. (GECS), with and into GECS’ wholly-owned subsidiary, GECC. The merger simplified our financial services’ corporate structure by consolidating financial services entities and assets within our organization and simplifying Securities and Exchange Commission and regulatory reporting. Upon the merger, GECC became the surviving corporation and assumed all of GECS’ rights and obligations and became wholly-owned directly by General Electric Company. Our financial services segment, GE Capital, continues to comprise the continuing operations of GECC, which now include the run-off insurance operations previously held and managed in GECS. Unless otherwise indicated, references to GECC and the GE Capital segment in this Form 10-K Report relate to the entity or segment as they exist subsequent to the February 22, 2012 merger.

Effective October 1, 2012, we reorganized the former Energy Infrastructure segment into three segments – Power & Water, Oil & Gas and Energy Management and we began reporting these as separate segments beginning with this Form 10-K Report. We also reorganized our Home & Business Solutions segment by transferring our Intelligent Platforms business to Energy Management. Results for 2012 and prior periods in this Form 10-K Report are reported on this basis.

We supplement our GAAP net earnings and earnings per share (EPS) reporting by also reporting operating earnings and operating EPS (non-GAAP measures). Operating earnings and operating EPS include service costs and plan amendment amortization for our principal pension plans as these costs represent expenses associated with employee benefits earned. Operating earnings and operating EPS exclude non-operating pension cost/income such as interest costs, expected return on plan assets and non-cash amortization of actuarial gains and losses. We believe that this reporting provides better transparency to the employee benefit costs of our principal pension plans and Company operating results.

(25)

Overview of Our Earnings from 2010 through 2012

Earnings from continuing operations attributable to the Company increased 3% to $14.7 billion in 2012 and 13% to $14.2 billion in 2011, reflecting the relative stabilization of overall economic conditions during the last two years. Operating earnings (non-GAAP measure) which exclude non-operating pension costs increased 8% to $16.1 billion in 2012 compared with a 20% increase to $14.9 billion in 2011. Earnings per share (EPS) from continuing operations increased 12% to $1.39 in 2012 compared with an 8% increase to $1.24 in 2011. Operating EPS (non-GAAP measure) increased 16% to $1.52 in 2012 compared with a 16% increase to $1.31 in 2011. Operating EPS excluding the effects of our 2011 preferred stock redemption (non-GAAP measure) increased 10% to $1.52 in 2012 compared with $1.38 in 2011. We believe that we are seeing continued signs of stabilization in much of the global economy, including in financial services, as GECC earnings from continuing operations attributable to the Company increased 12% in 2012 and 111% in 2011. Net earnings attributable to the Company decreased 4% in 2012 reflecting an increase of losses from discontinued operations partially offset by a 3% increase in earnings from continuing operations. Net earnings attributable to the Company increased 22% in 2011, as losses from discontinued operations in 2011 decreased and earnings from continuing operations increased 13%.  We begin 2013 with a record backlog of $210 billion, continue to invest in market-leading technology and services and expect to continue our trend of revenue and earnings growth.

Power & Water (18% and 27% of consolidated three-year revenues and total segment profit, respectively) revenues increased 10% in 2012 primarily as a result of higher volume mainly driven by an increase in equipment sales at the Wind business after increasing 4% in 2011 primarily as a result of higher volume. Segment profit increased 8% in 2012 primarily driven by higher volume.  Segment profit decreased 13% in 2011 primarily due to lower productivity and lower prices in the wind turbines business.

Oil & Gas (9% and 8% of consolidated three-year revenues and total segment profit, respectively) revenues increased 12% in 2012 primarily as a result of higher volume driven by acquisitions and higher sales of both equipment and services, after increasing 44% in 2011 as a result of acquisitions and higher volume. Segment profit increased 16% in 2012 primarily on higher volume and increased productivity reflecting increased equipment margins. Segment profit increased 18% in 2011 primarily driven by higher volume.

Energy Management (4% and 1% of consolidated three-year revenues and total segment profit, respectively) revenues increased 15% in 2012 primarily as a result of acquisitions after increasing 24% in 2011 driven by acquisitions and higher volume. Segment profit increased 68% in 2012 primarily driven by higher prices and increased other income. Segment profit decreased 50% in 2011 primarily driven by the effects of inflation and decreased other income.

Aviation (13% and 17% of consolidated three-year revenues and total segment profit, respectively) revenues increased 6% in 2012 as a result of higher prices and higher volume primarily driven by increased commercial and military engine sales. Segment profit increased 7%, in 2012 as a result of higher prices partially offset by the effects of inflations and lower productivity. In 2011, Aviation revenues increased 7% as a result of higher volume and higher prices driven by equipment sales and services. Segment profit increased 6% in 2011 as a result of higher volume and higher prices.

Healthcare (12% and 14% of consolidated three-year revenues and total segment profit, respectively) revenues increased 1% in 2012 on higher equipment sales, with the strongest growth in emerging markets. Segment profit increased 4% in 2012 as a result of increased productivity. Revenues increased 7% in 2011 due to higher volume of both equipment and service sales. Segment profit increased 2% in 2011 primarily due to increased productivity.

Transportation (3% and 3% of consolidated three-year revenues and total segment profit, respectively) revenues increased 15% in 2012 due to higher volume and higher prices related to increased equipment sales and services. Segment profit increased 36% in 2012 as a result of higher prices and increased productivity, reflecting improved service margins. Revenues increased 45% in 2011 as a result of higher volume related to increased equipment sales and services. Segment profit increased over 100% in 2011 as a result of increased productivity, reflecting improved service margins and higher volume.

(26)

Home & Business Solutions (5% and 2% of consolidated three-year revenues and total segment profit, respectively) revenues have increased 4% in 2012 and decreased 3% in 2011. In 2012 revenues increased as a result of higher prices at Appliances. The revenue decrease in 2011 was related to lower volume at Appliances. Segment profit increased 31% in 2012 primarily as a result of higher prices partially offset by the effects of inflation. Segment profit decreased 41% in 2011 as a result of the effects of inflation.

GE Capital (33% and 28% of consolidated three-year revenues and total segment profit, respectively) net earnings increased 12% in 2012 and 111% in 2011 due to the continued stabilization in the overall economic environment. Increased stability in the financial markets has contributed to lower losses and a significant increase in segment profit to $7.4 billion in 2012 and $6.6 billion in 2011. We also reduced our ending net investment (ENI), excluding cash and equivalents, from $513 billion at January 1, 2009 to $419 billion at December 31, 2012. GECC is a diversely funded and smaller, more focused finance company with strong positions in several commercial mid-market and consumer financing segments.

Overall, acquisitions contributed $2.8 billion, $4.6 billion and $0.3 billion to consolidated revenues in 2012, 2011 and 2010, respectively, excluding the effects of acquisition gains. Our consolidated net earnings included $0.2 billion, an insignificant amount and $0.1 billion in 2012, 2011 and 2010, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our ongoing results through lower revenues of $5.1 billion, $12.6 billion and $3.0 billion in 2012, 2011 and 2010, respectively. The effects of dispositions on net earnings were decreases of $0.3 billion in both 2012 and 2011 and an increase of $0.1 billion in 2010.

Discontinued Operations. Consistent with our goal of reducing GECC ENI and focusing our businesses on selective financial services products where we have domain knowledge, broad distribution, and the ability to earn a consistent return on capital, while managing our overall balance sheet size and risk, in 2012, we sold Consumer Ireland. Discontinued operations also includes GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), BAC Credomatic GECF Inc. (BAC), our U.S. recreational vehicle and marine equipment financing business (Consumer RV Marine), Consumer Mexico, Consumer Singapore and our Consumer home lending operations in Australia and New Zealand (Australian Home Lending). All of these operations were previously reported in the GE Capital segment.

We reported the operations described above as discontinued operations for all periods presented. For further information about discontinued operations, see “Segment Operations – Discontinued Operations” in this Item and Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

We declared $7.4 billion in dividends in 2012. Common per-share dividends increased 15% to $0.70 in 2012 after an increase of 33% to $0.61 in 2011. We increased our quarterly dividend three times during 2011 and 2012, and on February 15, 2013, our Board of Directors approved a quarterly dividend of $0.19 per share of common stock, which is payable April 25, 2013, to shareowners of record at close of business on February 25, 2013.  In 2011 and 2010, we declared $1.0 billion (including $0.8 billion as a result of our redemption of preferred stock) and $0.3 billion in preferred stock dividends, respectively. See Note 15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report for additional information.

Except as otherwise noted, the analysis in the remainder of this section presents the results of GE (with GECC included on a one-line basis) and GECC. See the Segment Operations section for a more detailed discussion of the businesses within GE and GECC.

Significant matters relating to our Statement of Earnings are explained below.

(27)

GE sales of product services were $43.4 billion in 2012, an increase of 4% compared with 2011, and operating profit from product services was $12.5 billion in 2012, an increase of 6% compared with 2011. Both the sales and operating profit of product services increases were at Power & Water, Oil & Gas, Transportation and Energy Management. GE sales of product services were $41.9 billion in 2011, an increase of 14% compared with 2010, and operating profit from product services was $11.8 billion in 2011, an increase of 15% compared with 2010. Both the sales and operating profit of product services increases were at Oil & Gas, Energy Management, Aviation, Transportation and Healthcare.

Postretirement benefit plans costs were $5.5 billion, $4.1 billion and $3.0 billion in 2012, 2011 and 2010, respectively. Costs increased in 2012 primarily due to the continued amortization of 2008 investment losses and the effects of lower discount rates (principal pension plans discount rate decreased from 5.28% at December 31, 2010 to 4.21% at December 31, 2011). Costs increased in 2011 primarily due to the continued amortization of 2008 investment losses and the effects of lower discount rates (principal pension plans discount rate decreased from 5.78% at December 31, 2009 to 5.28% at December 31, 2010).

Our discount rate for our principal pension plans at December 31, 2012 was 3.96%, which reflected current historically low interest rates. Considering the current and target asset allocations, as well as historical and expected returns on various categories of assets in which our plans are invested, we have assumed that long-term returns on our principal pension plan assets will be 8.0% for cost recognition in 2013, compared to 8.0% in both 2012 and 2011 and 8.5% in 2010. GAAP provides for recognition of differences between assumed and actual returns over a period no longer than the average future service of employees. See the Critical Accounting Estimates section for additional information.

We expect the costs of our postretirement benefits to increase in 2013 by approximately $0.4 billion as compared to 2012, primarily because of the effects of additional 2008 investment loss amortization and lower discount rates. Based on our current assumptions, we expect that loss amortization related to our principal pension plans will peak in 2013 and, as a result, our postretirement benefits costs should decline in 2014.

Pension expense for our principal pension plans on a GAAP basis was $3.8 billion, $2.4 billion and $1.1 billion in 2012, 2011 and 2010, respectively. Operating pension costs (non-GAAP) for these plans were $1.7 billion in 2012 and $1.4 billion in both 2011 and 2010. Operating earnings include service cost and prior service cost amortization for our principal pension plans as these costs represent expenses associated with employee service. Operating earnings exclude non-operating pension costs/income such as interest cost, expected return on plan assets and non-cash amortization of actuarial gains and losses. Operating pension costs increased in 2012 primarily due to the effects of lower discount rates and additional prior service cost amortization resulting from 2011 union negotiations. We expect operating pension costs for these plans will be about $1.7 billion in 2013.

The GE Pension Plan was underfunded by $13.3 billion at the end of 2012 as compared to $13.2 billion at December 31, 2011. The GE Supplementary Pension Plan, which is an unfunded plan, had projected benefit obligations of $5.5 billion and $5.2 billion at December 31, 2012 and 2011, respectively. Our underfunding at year-end 2012 was relatively consistent with 2011 as the effects of lower discount rates and liability growth were primarily offset by higher investment returns (11.7% return in 2012). Our principal pension plans discount rate decreased from 4.21% at December 31, 2011 to 3.96% at December 31, 2012, which increased the pension benefit obligation at year-end 2012 by approximately $2.0 billion. A 100 basis point increase in our pension discount rate would decrease the pension benefit obligation at year-end by approximately $7.4 billion. Our GE Pension Plan assets increased from $42.1 billion at the end of 2011 to $44.7 billion at December 31, 2012, primarily driven by higher investment returns that were partially offset by benefit payments made during the year. Assets of the GE Pension Plan are held in trust, solely for the benefit of Plan participants, and are not available for general company operations.

(28)

On July 6, 2012, the U.S. Government enacted the “Moving Ahead for Progress in the 21st Century Act”, which contained provisions that changed the interest rate methodology used to calculate Employee Retirement Income Security Act (ERISA) minimum pension funding requirements in the U.S. This change reduced our near-term annual cash funding requirements for the GE Pension Plan. We contributed $0.4 billion to the GE Pension Plan in 2012.  We are not required to contribute to the GE Pension Plan in 2013.

On an ERISA basis, our preliminary estimate is that the GE Pension Plan was approximately 100% funded at January 1, 2013. Based on this, our current best estimate of the projected 2014 GE Pension Plan required contribution is approximately $0.6 billion.

At December 31, 2012, the fair value of assets for our other pension plans was $3.9 billion less than the respective projected benefit obligations. The comparable amount at December 31, 2011, was $3.3 billion. This increase was primarily attributable to lower discount rates. We expect to contribute $0.7 billion to our other pension plans in 2013, the same as in both 2012 and 2011.

The unfunded liability for our principal retiree health and life plans was $10.9 billion and $12.1 billion at December 31, 2012 and 2011, respectively. This decrease was primarily attributable to a plan amendment that affected retiree health and life benefit eligibility for certain salaried plan participants and lower cost trends which were partially offset by the effects of lower discount rates (retiree health and life plans discount rate decreased from 4.09% at December 31, 2011 to 3.74% at December 31, 2012). We fund our retiree health benefits on a pay-as-you-go basis. We expect to contribute $0.6 billion to these plans in 2013 compared with actual contributions of $0.5 billion and $0.6 billion in 2012 and 2011, respectively.

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

GE other costs and expenses are selling, general and administrative expenses. These costs were 17.5%, 18.5% and 16.3% of total GE sales in 2012, 2011 and 2010, respectively. The 2012 decrease was primarily driven by increased sales and the effects of global cost reduction initiatives, partially offset by increased acquisition-related costs. The vast majority of the 2011 increase was driven by higher pension costs and increased costs to support global growth.

Interest on borrowings and other financial charges amounted to $12.5 billion, $14.5 billion and $15.5 billion in 2012, 2011 and 2010, respectively. Substantially all of our borrowings are in financial services, where interest expense was $11.7 billion, $13.9 billion and $14.5 billion in 2012, 2011 and 2010, respectively. GECC average borrowings declined from 2011 to 2012 and from 2010 to 2011, in line with changes in average GECC assets. Interest rates have decreased over the three-year period primarily attributable to declining global benchmark interest rates. GECC average borrowings were $421.9 billion, $452.7 billion and $472.0 billion in 2012, 2011 and 2010, respectively. The GECC average composite effective interest rate was 2.8% in 2012, 3.1% in 2011 and 3.1% in 2010. In 2012, GECC average assets of $562.1 billion were 5% lower than in 2011, which in turn were 3% lower than in 2010. See the Liquidity and Borrowings section for a discussion of liquidity, borrowings and interest rate risk management.

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

(29)

Income taxes on consolidated earnings from continuing operations were 14.4% in 2012 compared with 28.3% in 2011 and 7.3% in 2010.

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

We expect our ability to benefit from non-U.S. income taxed at less than the U.S. rate to continue, subject to changes in U.S. or foreign law, including the expiration of the U.S. tax law provision deferring tax on active financial services income, as discussed in Note 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. In addition, since this benefit depends on management’s intention to indefinitely reinvest amounts outside the U.S., our tax provision will increase to the extent we no longer indefinitely reinvest foreign earnings.

Our benefits from lower-taxed global operations increased to $2.2 billion in 2012 from $2.1 billion in 2011 principally because of the realization of benefits for prior year losses and a decrease in current year losses for which there was not a full tax benefit. Our benefits from lower-taxed global operations declined to $2.1 billion in 2011 from $2.8 billion in 2010 principally because of lower earnings indefinitely reinvested in our operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate and a decrease in the benefit from audit resolutions. The benefit from lower-taxed global operations include in 2012 and in 2011 $0.1 billion, and in 2010 $0.4 billion due to audit resolutions. To the extent global interest rates and non-U.S. operating income increase we would expect tax benefits to increase, subject to management’s intention to indefinitely reinvest those earnings.

Our benefit from lower taxed global operations included the effect of the lower foreign tax rate on our indefinitely reinvested non-U.S. earnings which provided a tax benefit of $1.3 billion in 2012, $1.5 billion in 2011 and $2.0 billion in 2010. The tax benefit from non-U.S. income taxed at a local country rather than the U.S. statutory tax rate is reported in the effective tax rate reconciliation in the line “Tax on global earnings including exports.”

The decrease in the consolidated effective tax rate from 2011 to 2012 was due in significant part to the high effective tax rate in 2011 on the pre-tax gain on the NBC Universal (NBCU) transaction with Comcast Corporation (Comcast) discussed in Note 2 to the consolidated financial statements in Part II, Item 8, “Financial Statements and Supplemental Data” of this Form 10-K Report. This gain increased the 2011 consolidated effective tax rate by 12.8 percentage points. The effective tax rate was also lower due to the benefit of the high tax basis in the entity sold in the Business Properties disposition.

Cash income taxes paid in 2012 were $3.2 billion, reflecting the effects of changes to temporary differences between the carrying amount of assets and liabilities and their tax bases and the timing of tax payments to governments.

The increase in the consolidated effective tax rate from 2010 to 2011 was due in significant part to the high effective tax rate on the pre-tax gain on the NBCU transaction with Comcast discussed above and in Note 2. The effective tax rate was also higher because of the increase in 2011 of income in higher taxed jurisdictions.  This decreased the relative effect of our tax benefits from lower-taxed global operations.  In addition, the consolidated income tax rate increased from 2010 to 2011 due to the decrease, discussed above, in the benefit from lower-taxed global operations and the lower benefit from audit resolutions.

(30)

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted and the law extended several provisions, including a two year extension of the U.S. tax provision deferring tax on active financial services income retroactive to January 1, 2012. Under accounting rules, a tax law change is taken into account in calculating the income tax provision in the period in which enacted.  Because the extension was enacted into law after the end of 2012, tax expense for 2012 does not reflect retroactive extension of expired provisions.

A more detailed analysis of differences between the U.S. federal statutory rate and the consolidated rate, as well as other information about our income tax provisions, is provided in Note 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. The nature of business activities and associated income taxes differ for GE and for GECC and a separate analysis of each is presented in the paragraphs that follow.

We believe that the GE effective tax rate is best analyzed in relation to GE earnings before income taxes excluding the GECC net earnings from continuing operations, as GE tax expense does not include taxes on GECC earnings. GE pre-tax earnings from continuing operations, excluding GECC earnings from continuing operations, were $9.5 billion, $12.6 billion and $12.0 billion for 2012, 2011 and 2010, respectively. The decrease in earnings reflects the non-repeat of the pre-tax gain on sale of NBCU and higher loss amortization related to our principal pension plans. On this basis, GE’s effective tax rate was 21.3% in 2012, 38.3% in 2011 and 16.8% in 2010.

Resolution of audit matters reduced the GE effective tax rate throughout this period. The effects of such resolutions are included in the following captions in Note 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

	Audit resolutions –
	effect on GE tax rate, excluding GECC earnings
	2012	2011	2010

Tax on global activities including exports	(0.7)%	(0.9)%	(3.3)%
U.S. business credits	–	(0.4)	(0.5)
All other – net	(0.9)	(0.7)	(0.8)
	(1.6)%	(2.0)%	(4.6)%

The GE effective tax rate decreased from 2011 to 2012 primarily because of the high effective tax rate in 2011 on the pre-tax gain on the NBCU transaction with Comcast reflecting the low tax basis in our investments in the NBCU business and the recognition of deferred tax liabilities related to our 49% investment in NBCUniversal LLC (NBCU LLC) (see Note 2). This gain increased the 2011 GE effective tax rate by 19.7 percentage points. Partially offsetting this decrease was an increase in the GE effective tax rate from 2011 to 2012 due to higher pre-tax income and to the decrease in the benefit from audit resolutions shown above.

The GE effective tax rate increased from 2010 to 2011 primarily because of the high effective tax rate on the pre-tax gain on the NBCU transaction with Comcast discussed above and in Note 2. In addition, the effective tax rate increased because of the decrease in the benefit from audit resolutions shown above.

The GECC effective income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed global operations, including the use of global funding structures. There is a tax benefit from global operations as non-U.S. income is subject to local country tax rates that are significantly below the 35% U.S. statutory rate. These non-U.S. earnings have been indefinitely reinvested outside the U.S. and are not subject to current U.S. income tax. The rate of tax on our indefinitely reinvested non-U.S. earnings is below the 35% U.S. statutory rate because we have significant business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate and because GECC funds the majority of its non-U.S. operations through foreign companies that are subject to low foreign taxes.

We expect our ability to benefit from non-U.S. income taxed at less than the U.S. rate to continue subject to changes of U.S. or foreign law, including the expiration of the U.S. tax law provision deferring tax on active financial services income, as discussed in Note 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and

(31)

Supplementary Data” of this Form 10-K Report. In addition, since this benefit depends on management’s intention to indefinitely reinvest amounts outside the U.S., our tax provision will increase to the extent we no longer indefinitely reinvest foreign earnings.

As noted above, GE and GECC file a consolidated U.S. federal income tax return. This enables GE to use GECC tax deductions and credits to reduce the tax that otherwise would have been payable by GE. The GECC effective tax rate for each period reflects the benefit of these tax reductions in the consolidated return. GE makes cash payments to GECC for these tax reductions at the time GE’s tax payments are due. The effect of GECC on the amount of the consolidated tax liability from the formation of the NBCU joint venture will be settled in cash no later than when GECC tax deductions and credits otherwise would have reduced the liability of the group absent the tax on joint venture formation.

The GECC effective tax rate was 6.2% in 2012, compared with 11.8 % in 2011 and (45.8)% in 2010. Comparing a tax benefit to pre-tax income resulted in a negative tax rate in 2010. Our tax expense of $0.5 billion in 2012 decreased by $0.4 billion from $0.9 billion in 2011. The lower 2012 tax expense resulted principally from the benefit attributable to the high tax basis in the entity sold in the Business Property disposition ($0.3 billion), increased benefits from low taxed global operations ($0.3 billion) and the absence of the 2011 high-taxed disposition of Garanti Bank ($0.1 billion).  Partially offsetting the decrease in tax expense was the absence in 2012 of the 2011 benefit from resolution of the 2006-2007 Internal Revenue Service (IRS) audit ($0.2 billion) which is reported in the caption “All other-net” in the effective tax rate reconciliation in Note 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, and from higher pre-tax income in 2012 than in 2011, which increased pre-tax income $0.3 billion and increased the expense ($0.1 billion).

The GECC effective tax rate was 11.8% in 2011, compared with (45.8)% in 2010. Comparing a tax benefit to pre-tax income resulted in a negative tax rate in 2010. The GECC tax expense of $0.9 billion in 2011 increased by $1.9 billion from a $1.0 billion benefit in 2010. The higher 2011 tax expense resulted principally from higher pre-tax income in 2011 than in 2010 of $5.5 billion, which increased the tax expense ($1.9 billion). Also increasing the expense was a benefit from resolution of the 2006-2007 Internal Revenue Service (IRS) audit ($0.2 billion) that was less than the benefit from resolution of the 2003-2005 IRS audit ($0.3 billion) both of which are reported in the caption “All other-net” in the effective tax rate reconciliation in Note 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

(32)

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

Risk assessment and risk management are the responsibility of management. The GE Board of Directors (Board) has oversight for risk management with a focus on the most significant risks facing the Company, including strategic, operational, financial and legal and compliance risks. At the end of each year, management and the Board jointly develop a list of major risks that GE plans to prioritize in the next year. Throughout the year, the Board and the committees to which it has delegated responsibility dedicate a portion of their meetings to review and discuss specific risk topics in greater detail. Strategic, operational and reputational risks are presented and discussed in the context of the CEO’s report on operations to the Board at regularly scheduled Board meetings and at presentations to the Board and its committees by the vice chairmen, Chief Risk Officer (CRO), general counsel and other employees. The Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

•
The Risk Committee of the GE Board (GE Risk Committee) oversees GE’s risk management of key risks, including strategic, operational (including product risk), financial (including credit, liquidity and exposure to broad market risk) and reputational risks, and the guidelines, policies and processes for monitoring and mitigating such risks. The GE Risk Committee also oversees risks related to GE Capital and jointly meets with the GECC Board of Directors (GECC Board) at least four times a year.

•
The Audit Committee oversees GE’s and GE Capital’s policies and processes relating to the financial statements, the financial reporting process, compliance and auditing. The Audit Committee monitors ongoing compliance issues and matters, and also semi-annually conducts an assessment of compliance issues and programs. The Audit Committee jointly meets with the GECC Board once a year.

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

•	The Nominating and Corporate Governance Committee oversees risk related to the Company’s governance structure and processes and risks arising from related-person transactions.

The GE Board’s risk oversight process builds upon management’s risk assessment and mitigation processes, which include standardized reviews of long-term strategic and operational planning; executive development and evaluation; code of conduct compliance under the Company’s The Spirit & The Letter; regulatory compliance; health, safety and environmental compliance; financial reporting and controllership; and information technology and security. GE’s CRO is responsible for overseeing and coordinating risk assessment and mitigation on an enterprise-wide basis. The CRO leads the Corporate Risk Function and is responsible for the identification of key business risks, providing for appropriate management of these risks within GE Board guidelines, and enforcement through policies and procedures. Management has two committees to further assist it in assessing and mitigating risk. The Corporate Risk Committee (CRC) meets at least four times per year, is chaired by the CRO and comprises the Chairman and CEO, vice chairmen, general counsel and other senior level business and functional leaders. It has principal responsibility for evaluating and addressing risks escalated to the CRO and Corporate Risk Function. The Policy Compliance Review Board met 16 times in 2012, is chaired by the Company’s general counsel and includes the Chief Financial Officer and other senior level functional leaders. It has principal responsibility for monitoring compliance matters across the company.

(33)

GE's Corporate Risk Function leverages the risk infrastructures in each of our businesses, which have adopted an approach that corresponds to the Company’s overall risk policies, guidelines and review mechanisms. Our risk infrastructure operates at the business and functional levels and is designed to identify, evaluate and mitigate risks within each of the following categories:

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

GE Capital Risk Management and Oversight

GE Capital acknowledges risk-taking as a fundamental characteristic of providing financial services.  It is inherent to its business and arises in lending, leasing and investment transactions undertaken by GE Capital.  GE Capital operates within the parameters of its established risk appetite in pursuit of its strategic goals and objectives.

(34)

GE Capital has robust risk infrastructure and processes to manage risks related to its businesses, and the GE Corporate Risk Function relies upon them in fulfilling its mission.

The GE Risk Committee was established to oversee GE Capital’s risk appetite, risk assessment and management processes. The GECC Board oversees the GE Capital risk management framework, and approves all significant acquisitions and dispositions as well as significant borrowings and investments. The GECC Board exercises oversight of investment activities in the business units through delegations of authority. All participants in the GE Capital risk management process must comply with approval limits established by the GECC Board.

The Enterprise Risk Management Committee (ERMC), which comprises the most senior leaders in GE Capital as well as the GE CRO, oversees the implementation of GE Capital’s risk appetite, and senior management’s establishment of appropriate systems (including policies, procedures, and management committees) to ensure enterprise risks are effectively identified, measured, monitored, and controlled. Day-to-day risk oversight for GE Capital is provided by an independent global risk management organization that includes the GE Capital corporate function in addition to independent risk officers embedded in the individual business units.

GE Capital’s risk management approach rests upon three major tenets: a broad spread of risk based on managed exposure limits; senior secured commercial financings; and a hold-to-maturity model with transactions underwritten to “on-book” standards. Dedicated risk professionals across the businesses include underwriters, portfolio managers, collectors, environmental or engineering specialists, and specialized asset managers. The senior risk officers have, on average, over 25 years of experience.

GE Capital manages all risks relevant to its business environment, which if materialized, could prevent GE Capital from achieving its risk objectives and/or result in losses. These risks are defined as GE Capital’s Enterprise Risk Universe, which includes the following risks: strategic, liquidity, credit and investment, market and operational (including financial, compliance, information technology, human resources and legal). Reputational risk is considered and managed across each of the categories. GE Capital continues to make significant investments in resources to enhance its evolving risk management infrastructure.

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

(35)

GE Capital monitors its capital adequacy including through economic capital, regulatory capital and enterprise stress testing methodologies. GE Capital’s economic capital methodology uses internal models to estimate potential unexpected losses across different portfolios with a confidence interval equivalent to an AA agency rating.  Although GE Capital is not currently subject to risk-based capital standards, GE Capital estimates capital adequacy based on both the Basel 1 U.S. and Basel 3 International frameworks. GE Capital uses stress testing for risk, liquidity and capital adequacy assessment and management purposes, and as an integral part of GE Capital’s overall planning processes. Stress testing results inform key strategic portfolio decisions such as capital allocation, assist in developing the risk appetite and limits, and help in assessing product specific risk to guide the development and modification of product structures. The GE Risk Committee and the GECC Board review stress test results and their expected impact on capital levels and metrics. The GE Risk Committee and the GECC Board are responsible for overseeing the overall capital adequacy process, as well as approving GE Capital’s annual capital plan and capital actions. Operational risks are inherent in GE Capital’s business activities and are typical of any large enterprise. GE Capital’s operational risk management program seeks to effectively manage operational risk to reduce the potential for significant unexpected losses, and to minimize the impact of losses experienced in the normal course of business.

Key risk management policies are approved by the GECC Board and the GE Risk Committee at least annually. GE Capital, in coordination with the GE CRO, meets with the GE Risk Committee at least four times a year. At these meetings, GE Capital senior management focuses on the risk issues, strategy and governance of the business.

Additional information about our liquidity and how we manage this risk can be found in the Financial Resources and Liquidity section. Additional information about our credit risk and our portfolio can be found in the Financial Resources and Liquidity and Critical Accounting Estimates sections. Additional information about our market risk and how we manage this risk can be found in the Financial Resources and Liquidity section.

Segment Operations

On February 22, 2012, we merged our wholly-owned subsidiary, GECS, with and into GECS’ wholly-owned subsidiary, GECC. Our financial services segment, GE Capital, continues to comprise the continuing operations of GECC, which now include the run-off insurance operations previously held and managed in GECS. Unless otherwise indicated, references to GECC and the GE Capital segment in this Form 10-K Report relate to the entity or segment as they exist subsequent to the February 22, 2012 merger.

Effective October 1, 2012, we reorganized the former Energy Infrastructure segment into three segments – Power & Water, Oil & Gas and Energy Management, and we began reporting these as separate segments beginning with this Form 10-K Report. We also reorganized our Home & Business Solutions segment by transferring our Intelligent Platforms business to Energy Management. Results for 2012 and prior periods in this Form 10-K Report are reported on this basis.

Results of our formerly consolidated subsidiary, NBCU, and our current equity method investment in NBCU LLC are reported in the Corporate items and eliminations line on the Summary of Operating Segments.

Our eight segments are focused on the broad markets they serve: Power & Water, Oil & Gas, Energy Management, Aviation, Healthcare, Transportation, Home & Business Solutions and GE Capital. In addition to providing information on segments in their entirety, we have also provided supplemental information about the businesses within GE Capital.

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

(36)

Segment profit excludes results reported as discontinued operations, earnings attributable to noncontrolling interests of consolidated subsidiaries, GECC preferred stock dividends declared and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured. These costs are excluded in determining segment profit, which we sometimes refer to as “operating profit,” for Power & Water, Oil & Gas, Energy Management, Aviation, Healthcare, Transportation, and Home & Business Solutions and are included in determining segment profit, which we sometimes refer to as “net earnings,” for GE Capital. Certain corporate costs, such as shared services, employee benefits and information technology are allocated to our segments based on usage. A portion of the remaining corporate costs are allocated based on each segment’s relative net cost of operations. Prior to January 1, 2011, segment profit excluded the effects of principal pension plans. Beginning January 1, 2011, we began allocating service costs related to our principal pension plans and no longer allocate the retiree costs of our postretirement healthcare benefits to our segments. This revised allocation methodology better aligns segment operating costs to the active employee costs, which are managed by the segments. This change does not significantly affect reported segment results.

We have reclassified certain prior-period amounts to conform to the current-period presentation.  For additional information about our segments, see Part I, Item 1. “Business” and Note 28 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(37)

Summary of Operating Segments
	General Electric Company and consolidated affiliates
(In millions)	2012	2011	2010	2009	2008

Revenues(a)
Power & Water	$28,299	$25,675	$24,779	$27,389	$28,537
Oil & Gas	15,241	13,608	9,433	9,683	9,886
Energy Management	7,412	6,422	5,161	5,223	6,427
Aviation	19,994	18,859	17,619	18,728	19,239
Healthcare	18,290	18,083	16,897	16,015	17,392
Transportation	5,608	4,885	3,370	3,827	5,016
Home & Business Solutions	7,967	7,693	7,957	7,816	9,304
Total industrial segment revenues	102,811	95,225	85,216	88,681	95,801
GE Capital	46,039	49,068	49,856	51,776	68,541
Total segment revenues	148,850	144,293	135,072	140,457	164,342
Corporate items and eliminations(b)	(1,491)	2,995	14,495	13,939	15,427
Consolidated revenues	$147,359	$147,288	$149,567	$154,396	$179,769
Segment profit
Power & Water	$5,422	$5,021	$5,804	$5,592	$4,563
Oil & Gas	1,924	1,660	1,406	1,440	1,555
Energy Management	131	78	156	144	478
Aviation	3,747	3,512	3,304	3,923	3,684
Healthcare	2,920	2,803	2,741	2,420	2,851
Transportation	1,031	757	315	473	962
Home & Business Solutions	311	237	404	360	287
Total industrial segment profit	15,486	14,068	14,130	14,352	14,380
GE Capital	7,401	6,584	3,120	1,253	7,470
Total segment profit	22,887	20,652	17,250	15,605	21,850
Corporate items and eliminations(b)	(4,842)	(287)	(1,013)	(507)	1,516
GE interest and other financial
charges	(1,353)	(1,299)	(1,600)	(1,478)	(2,153)
GE provision for income taxes	(2,013)	(4,839)	(2,024)	(2,739)	(3,427)
Earnings from continuing operations
attributable to the company	14,679	14,227	12,613	10,881	17,786
Earnings (loss) from discontinued
operations, net of taxes	(1,038)	(76)	(969)	144	(376)
Consolidated net earnings
attributable to the Company	$13,641	$14,151	$11,644	$11,025	$17,410

(a)	Segment revenues includes both revenues and other income related to the segment.
(b)	Includes the results of NBCU, our formerly consolidated subsidiary, and our current equity method investment in NBCUniversal LLC.

See accompanying notes to consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Power & Water revenues of $28.3 billion increased $2.6 billion, or 10%, in 2012 as higher volume ($3.4 billion), driven by an increase in sales of equipment at Wind, and an increase in other income ($0.2 billion) were partially offset by the effects of the stronger U.S. dollar ($0.6 billion) and lower prices ($0.4 billion).

Segment profit of $5.4 billion increased $0.4 billion, or 8%, in 2012 as higher volume ($0.7 billion), increased other income ($0.2 billion) and the impacts of deflation ($0.1 billion), were partially offset by lower prices ($0.4 billion), lower productivity ($0.1 billion) and  the effects of the stronger U.S. dollar ($0.1 billion).

Power & Water revenues of $25.7 billion increased $0.9 billion (including $0.3 billion from acquisitions), or 4%, in 2011 as higher volume ($0.9 billion) and the effects of the weaker U.S. dollar ($0.4 billion) were partially offset by lower prices ($0.5 billion).

Segment profit of $5.0 billion decreased $0.8 billion, or 13%, in 2011 as lower productivity ($0.7 billion), and lower prices ($0.5 billion), driven primarily by Wind, were partially offset by higher volume ($0.2 billion) and the effects of deflation ($0.1 billion).

(38)

Power & Water segment orders decreased 10% to $24.2 billion in 2012. Total Power & Water backlog increased 1% to $58.8 billion at December 31, 2012, composed of equipment backlog of $8.6 billion and services backlog of $50.2 billion. Comparable December 31, 2011 equipment and service order backlogs were $12.0 billion and $45.9 billion, respectively. See Corporate Items and Eliminations for a discussion of items not allocated to this segment.

Oil & Gas revenues of $15.2 billion increased $1.6 billion (including $0.7 billion from acquisitions), or 12%, in 2012 as higher volume ($2.3 billion) driven by acquisitions and an increase in sales of both equipment and services was partially offset by the effects of the stronger U.S. dollar ($0.7 billion).

Segment profit of $1.9 billion increased $0.3 billion, or 16%, in 2012 as higher volume ($0.3 billion) and increased productivity ($0.1 billion), reflecting increased equipment margins, were partially offset by the effects of the stronger U.S. dollar ($0.1 billion).

Oil & Gas revenues of $13.6 billion increased $4.2 billion (including $2.9 billion from acquisitions), or 44%, in 2011 as higher volume ($3.8 billion) and the effects of the weaker U.S. dollar ($0.4 billion) were partially offset by lower prices ($0.1 billion).

Segment profit of $1.7 billion increased $0.3 billion, or 18%, in 2011 as higher volume ($0.6 billion) was partially offset by lower productivity ($0.3 billion) and lower prices ($0.1 billion).

Oil & Gas segment orders increased 16% to $18.2 billion in 2012. Total Oil & Gas backlog increased 24% to $14.8 billion at December 31, 2012, composed of equipment backlog of $10.2 billion and services backlog of $4.5 billion. Comparable December 31, 2011 equipment and service order backlogs were $8.5 billion and $3.5 billion, respectively. See Corporate Items and Eliminations for a discussion of items not allocated to this segment.

Energy Management revenues of $7.4 billion increased $1.0 billion (including $1.0 billion from acquisitions), or 15%, in 2012 as higher volume ($1.1 billion) primarily driven by acquisitions, higher prices ($0.1 billion) and increased other income ($0.1 billion) were partially offset by the effects of the stronger U.S. dollar ($0.2 billion).

Segment profit of $0.1 billion increased $0.1 billion, or 68%, in 2012 as a result of higher prices ($0.1 billion) and increased other income ($0.1 billion).

Energy Management revenues of $6.4 billion increased $1.3 billion (including $0.8 billion from acquisitions), or 24%, in 2011 as higher volume ($1.2 billion) mainly driven by acquisitions and the effects of the weaker U.S. dollar ($0.1 billion) and higher prices ($0.1 billion) were partially offset by decreased other income ($0.1 billion).

Segment profit of $0.1 billion decreased $0.1 billion, or 50%, in 2011 as the results of inflation ($0.1 billion) and decreased other income ($0.1 billion) were partially offset by higher prices ($0.1 billion).

Energy Management segment orders increased 16% to $7.9 billion in 2012. Total Energy Management backlog increased 6% to $3.8 billion at December 31, 2012, composed of equipment backlog of $3.2 billion and services backlog of $0.6 billion. Comparable December 31, 2011 equipment and service order backlogs were $2.8 billion and $0.8 billion, respectively. See Corporate Items and Eliminations for a discussion of items not allocated to this segment.

Aviation revenues of $20.0 billion increased $1.1 billion, or 6%, in 2012 due primarily to higher prices ($0.8 billion) and higher volume ($0.4 billion), which were driven by increased commercial and military engine sales.

Segment profit of $3.7 billion increased $0.2 billion, or 7%, in 2012 due primarily to higher prices ($0.8 billion) and higher volume ($0.1 billion), partially offset by higher inflation ($0.3 billion) and lower productivity ($0.3 billion).

(39)

Aviation revenues of $18.9 billion increased $1.2 billion, or 7%, in 2011 due primarily to higher volume ($1.1 billion) and higher prices ($0.2 billion), partially offset by lower other income ($0.1 billion). Higher volume and higher prices were driven by increased services ($0.9 billion) and equipment sales ($0.4 billion). The increase in services revenue was primarily due to higher commercial spares sales while the increase in equipment revenue was primarily due to commercial engines.

Segment profit of $3.5 billion increased $0.2 billion, or 6%, in 2011 due primarily to higher volume ($0.2 billion) and higher prices ($0.2 billion), partially offset by higher inflation, primarily non-material related ($0.1 billion), and lower other income ($0.1 billion). Incremental research and development and GEnx product launch costs offset higher productivity.

Aviation equipment orders increased 8% to $13.0 billion in 2012. Total Aviation backlog increased 3% to $102.4 billion at December 31, 2012, composed of equipment backlog of $22.9 billion and services backlog of $79.5 billion. Comparable December 31, 2011 equipment and service order backlogs were $22.5 billion and $76.5 billion, respectively. See Corporate Items and Eliminations for a discussion of items not allocated to this segment.

Healthcare revenues of $18.3 billion increased $0.2 billion, or 1%, in 2012 due to higher volume ($0.8 billion) and other income ($0.1 billion), partially offset by the stronger U.S. dollar ($0.4 billion) and lower prices ($0.3 billion). The revenue increase, driven by higher equipment sales, is attributable to international markets, with the strongest growth in emerging markets.

Segment profit of $2.9 billion increased $0.1 billion, or 4%, in 2012 reflecting increased productivity ($0.4 billion), higher volume ($0.1 billion) and other income ($0.1 billion), partially offset by lower prices ($0.3 billion) and higher inflation ($0.2 billion), primarily non-material related.

Healthcare revenues of $18.1 billion increased $1.2 billion, or 7%, in 2011 due to higher volume ($1.0 billion) and the weaker U.S. dollar ($0.4 billion), partially offset by lower prices ($0.3 billion). The revenue increase was split between equipment sales ($0.7 billion) and services ($0.5 billion). Revenue increased in the U.S. and international markets, with the strongest growth in emerging markets.

Segment profit of $2.8 billion increased 2%, or $0.1 billion, in 2011 reflecting increased productivity ($0.3 billion), higher volume ($0.2 billion) and the weaker U.S. dollar ($0.1 billion), partially offset by lower prices ($0.3 billion) and higher inflation ($0.1 billion), primarily non-material related.

Healthcare equipment orders increased 5% to $11.1 billion in 2012. Total Healthcare backlog increased 15% to $15.4 billion at December 31, 2012, composed of equipment backlog of $4.5 billion and services backlog of $10.9 billion. Comparable December 31, 2011 equipment and service order backlogs were $3.9 billion and $9.6 billion, respectively. See Corporate Items and Eliminations for a discussion of items not allocated to this segment.

Transportation revenues of $5.6 billion increased $0.7 billion, or 15%, in 2012 due to higher volume ($0.6 billion) and higher prices ($0.1 billion). The revenue increase was split between equipment sales ($0.4 billion) and services ($0.3 billion). The increase in equipment revenue was primarily driven by an increase in U.S. locomotive sales and growth in our global mining equipment business. The increase in service revenue was due to higher overhauls and increased service productivity.

Segment profit of $1.0 billion increased $0.3 billion, or 36%, in 2012 as a result of higher volume ($0.1 billion), higher prices ($0.1 billion) and increased productivity ($0.1 billion), reflecting improved service margins.

(40)

Transportation revenues of $4.9 billion increased $1.5 billion, or 45%, in 2011 due to higher volume ($1.5 billion) related to increased equipment sales ($0.9 billion) and services ($0.6 billion). The increase in equipment revenue was primarily driven by an increase in U.S. and international locomotive sales and growth in our global mining equipment business. The increase in service revenue was due to higher overhauls and increased service productivity.

Segment profit of $0.8 billion increased $0.4 billion, or over 100%, in 2011 as a result of increased productivity ($0.4 billion), reflecting improved service margins, and higher volume ($0.1 billion), partially offset by higher inflation ($0.1 billion).

Transportation equipment orders increased 35% to $3.0 billion in 2012. Total Transportation backlog decreased 5% to $14.4 billion at December 31, 2012, composed of equipment backlog of $3.3 billion and services backlog of $11.1 billion. Comparable December 31, 2011 equipment and service order backlogs were $3.3 billion and $11.8 billion, respectively. See Corporate Items and Eliminations for a discussion of items not allocated to this segment.

Home & Business Solutions revenues of $8.0 billion increased $0.3 billion, or 4%, in 2012 reflecting an increase at Appliances partially offset by lower revenues at Lighting. Overall, revenues increased primarily as a result of higher prices ($0.3 billion) principally at Appliances, partially offset by lower volume ($0.1 billion).

Segment profit of $0.3 billion increased 31%, or $0.1 billion, in 2012 as higher prices ($0.3 billion) were partially offset by the effects of inflation ($0.2 billion) and lower productivity ($0.1 billion).

Home & Business Solutions revenues of $7.7 billion decreased $0.3 billion, or 3%, in 2011 reflecting a decrease at Appliances partially offset by higher revenues at Lighting. Overall, revenues decreased primarily as a result of lower volume ($0.4 billion) principally at Appliances, partially offset by the weaker U.S. dollar ($0.1 billion) and higher prices.

Segment profit of $0.2 billion decreased 41%, or $0.2 billion, in 2011 as the effects of inflation ($0.3 billion) were partially offset by the effects of the weaker U.S. dollar, increased productivity and higher prices. See Corporate Items and Elimination for a discussion of items not allocated to this segment.

GE Capital

(In millions)	2012	2011	2010

Revenues	$46,039	$49,068	$49,856
Segment profit	$7,401	$6,584	$3,120

December 31 (In millions)	2012	2011

Total assets	$539,223	$584,536

(41)

(In millions)	2012	2011	2010

Revenues
Commercial Lending and Leasing (CLL)	$16,857	$18,178	$18,447
Consumer	15,579	16,767	17,180
Real Estate	3,654	3,712	3,744
Energy Financial Services	1,508	1,223	1,957
GE Capital Aviation Services (GECAS)	5,294	5,262	5,127

Segment profit (loss)
CLL	$2,423	$2,720	$1,554
Consumer	3,240	3,703	2,619
Real Estate	803	(928)	(1,741)
Energy Financial Services	432	440	367
GECAS	1,220	1,150	1,195

December 31 (In millions)	2012	2011

Total assets
CLL	$182,432	$193,869
Consumer	138,997	138,534
Real Estate	46,247	60,873
Energy Financial Services	19,185	18,357
GECAS	49,420	48,821

GE Capital revenues decreased 6% and net earnings increased 12% in 2012 as compared with 2011. Revenues for 2012 included $0.1 billion from acquisitions and were reduced by $0.6 billion as a result of dispositions. Revenues also decreased as a result of organic revenues declines, primarily due to lower ENI, the stronger U.S. dollar, and the absence of the 2011 gain on sale of a substantial portion of our Garanti Bank equity investment (the Garanti Bank transaction). Net earnings increased by $0.8 billion in 2012, primarily due to lower impairments and core increases, including higher tax benefits, partially offset by the absence of the 2011 gain on the Garanti Bank transaction and operations. GE Capital net earnings in 2012 also included restructuring, rationalization and other charges of $0.1 billion and net losses of $0.2 billion related to our Treasury operations. GE Capital net earnings excluded $0.1 billion of preferred stock dividends declared in 2012.

GE Capital revenues decreased 2% and net earnings increased favorably in 2011 as compared with 2010. Revenues for 2011 and 2010 included $0.3 billion and $0.2 billion, respectively, from acquisitions and were reduced by $1.1 billion and $2.3 billion, respectively, as a result of dispositions. Revenues also increased as a result of the gain on the Garanti Bank transaction, the weaker U.S. dollar and higher gains and investment income, partially offset by reduced revenues from lower ENI. Net earnings increased by $3.5 billion in 2011, primarily due to lower provisions for losses on financing receivables, the gain on the Garanti Bank transaction and lower impairments. GE Capital net earnings in 2011 also included restructuring, rationalization and other charges of $0.1 billion and net losses of $0.2 billion related to our Treasury operations.

Additional information about certain GE Capital businesses follows.

CLL 2012 revenues decreased 7% and net earnings decreased 11% compared with 2011. Revenues were reduced by $0.4 billion as a result of dispositions. Revenues also decreased as a result of organic revenue declines ($0.6 billion), primarily due to lower ENI ($0.6 billion), and the stronger U.S. dollar ($0.3 billion). Net earnings decreased reflecting core decreases ($0.2 billion) and dispositions ($0.1 billion).

(42)

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

Consumer 2012 revenues decreased 7% and net earnings decreased 13% compared with 2011. Revenues included $0.1 billion from acquisitions and were reduced by $0.1 billion as a result of dispositions. Revenues in 2012 also decreased as a result of the absence of the 2011 gain on the Garanti Bank transaction ($0.7 billion), the stronger U.S. dollar ($0.4 billion) and organic revenue declines ($0.2 billion). The decrease in net earnings resulted primarily from the absence of the 2011 gain on the Garanti Bank transaction and operations ($0.4 billion), dispositions ($0.1 billion) and core decreases, which included higher provisions for losses on financing receivables ($0.2 billion). The higher provisions for losses on financing receivables reflected the use of a more granular portfolio segmentation approach, by loss type, in determining the incurred loss period in our U.S. Installment and Revolving Credit portfolio.

Consumer 2011 revenues decreased 2% and net earnings increased 41% compared with 2010. Revenues included $0.3 billion from acquisitions and were reduced by $0.4 billion as a result of dispositions. Revenues in 2011 also decreased $0.3 billion as a result of organic revenue declines ($1.4 billion), primarily due to lower ENI, and higher impairments ($0.1 billion), partially offset by the gain on the Garanti Bank transaction ($0.7 billion), the weaker U.S. dollar ($0.5 billion) and higher gains ($0.1 billion). The increase in net earnings resulted primarily from lower provisions for losses on financing receivables ($1.0 billion), the gain on the Garanti Bank transaction ($0.3 billion), acquisitions ($0.1 billion) and the weaker U.S. dollar ($0.1 billion), partially offset by lower Garanti results ($0.2 billion), and core decreases ($0.2 billion).

Real Estate 2012 revenues decreased 2% and net earnings were favorable compared with 2011. Revenues decreased as a result of organic revenue declines ($0.2 billion), primarily due to lower ENI, and the stronger U.S. dollar ($0.1 billion), partially offset by increases in net gains on property sales ($0.2 billion). Real Estate net earnings increased as a result of lower impairments ($0.7 billion), core increases ($0.7 billion) including higher tax benefits of $0.5 billion, lower provisions for losses on financing receivables ($0.2 billion) and increases in net gains on property sales ($0.1 billion). Depreciation expense on real estate equity investments totaled $0.8 billion and $0.9 billion in 2012 and 2011, respectively.

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

Energy Financial Services 2012 revenues increased 23% and net earnings decreased 2% compared with 2011. Revenues increased primarily as a result of organic revenue growth ($0.3 billion), including the consolidation of an entity involved in power generating activities and asset sales by investees, and higher gains.

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

GECAS 2012 revenues increased 1% and net earnings increased 6% compared with 2011. Revenues increased as a result of organic revenue growth ($0.2 billion) and higher gains, partially offset by higher impairments ($0.2 billion).

(43)

The increase in net earnings resulted primarily from core increases ($0.1 billion) and higher gains, partially offset by higher impairments ($0.1 billion).

GECAS 2011 revenues increased 3% and net earnings decreased 4% compared with 2010. Revenues for 2011 increased compared with 2010 as a result of organic revenue growth ($0.1 billion). The decrease in net earnings resulted primarily from core decreases ($0.1 billion), reflecting the 2010 benefit from resolution of the 2003-2005 IRS audit, partially offset by lower impairments ($0.1 billion).

Corporate Items and Eliminations

(In millions)	2012	2011	2010

Revenues
NBCU/NBCU LLC	$1,615	$5,686	$16,901
Gains (losses) on disposed or held for sale businesses	186	-	105
Eliminations and other	(3,292)	(2,691)	(2,511)
Total	$(1,491)	$2,995	$14,495

Operating profit (cost)
NBCU/NBCU LLC	1,615	4,535	2,261
Gains (losses) on disposed or held for sale businesses	186	-	105
Principal retirement plans(a)	(3,098)	(1,898)	(493)
Unallocated corporate and other costs	(3,545)	(2,924)	(2,886)
Total	$(4,842)	$(287)	$(1,013)

(a)
Included non-operating pension income (cost) for our principal pension plans (non-GAAP) of $(2.1) billion, $(1.1) billion and $0.3 billion in 2012, 2011 and 2010, respectively, which includes expected return on plan assets, interest costs and non-cash amortization of actuarial gains and losses.

Revenues of $(1.5) billion decreased $4.5 billion in 2012 as $4.1 billion of lower NBCU/NBCU LLC related revenues (primarily due to the non-repeat of the pre-tax gain on the NBCU transaction and the deconsolidation of NBCU in 2011, partially offset by higher earnings at NBCU LLC due to a gain on disposition in 2012) and $0.1 billion of pre-tax losses related to the sale of a plant in the U.K. were partially offset by $0.3 billion of gains on the formation of a joint venture at Aviation. Operating costs of $4.8 billion increased $4.6 billion in 2012 as $2.9 billion of lower NBCU/NBCU LLC related earnings (primarily due to the non-repeat of the 2011 gain related to the NBCU transaction, partially offset by earnings at NBCU LLC due to a gain on disposition in 2012), $1.2 billion of higher costs of our principal retirement plans and $0.4 billion of higher research and development spending and global corporate costs were partially offset by $0.2 billion of lower restructuring and other charges.

Revenues of $3.0 billion decreased $11.5 billion in 2011 as a $14.9 billion reduction in revenues from NBCU LLC operations resulting from the deconsolidation of NBCU effective January 28, 2011 and $0.1 billion of lower revenues from other disposed businesses were partially offset by a $3.7 billion pre-tax gain related to the NBCU transaction. Operating costs of $0.3 billion decreased by $0.7 billion in 2011 as $3.6 billion of higher gains from disposed businesses, primarily the NBCU transaction, and a $0.6 billion decrease in restructuring, rationalization, acquisition-related and other charges were partially offset by $1.4 billion of higher costs of our principal retirement plans, $1.4 billion of lower earnings from NBCU/NBCU LLC operations and a $0.6 billion increase in research and development spending and global corporate costs.

Certain amounts included in Corporate items and eliminations cost are not allocated to GE operating segments because they are excluded from the measurement of their operating performance for internal purposes. For 2012, these included $0.3 billion of gain related to formation of a joint venture at Aviation and $0.5 billion of costs at Healthcare, $0.3 billion of costs at Aviation, $0.2 billion of costs at each of Power & Water and Energy Management, and $0.1 billion of costs at each of Oil & Gas, Home & Business Solutions and Transportation, primarily for technology and product development costs and restructuring, rationalization and other charges.

(44)

For 2011, these included $0.3 billion at Oil & Gas and $0.1 billion at Energy Management for acquisition-related costs and $0.4 billion at Healthcare, $0.2 billion at Power & Water, $0.2 billion at Aviation and $0.1 billion at each of Energy Management, Oil & Gas, Home & Business Solutions and Transportation, primarily for technology and product development costs and restructuring, rationalization and other charges. For 2010, these included $0.4 billion at Healthcare, $0.2 billion at Home & Business Solutions, and $0.1 billion at  each of Energy Management, Power & Water and Aviation, primarily for technology and product development costs and restructuring, rationalization and other charges.

Discontinued Operations

(In millions)	2012	2011	2010

Earnings (loss) from discontinued
operations, net of taxes	$(1,038)	$(76)	$(969)

Discontinued operations primarily comprised GE Money Japan, WMC, BAC, Consumer RV Marine, Consumer Mexico, Consumer Singapore, Australian Home Lending and Consumer Ireland. Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

In 2012, loss from discontinued operations, net of taxes, primarily reflected a $0.6 billion after-tax effect of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan, a $0.3 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC and a $0.2 billion loss (which includes a $0.1 billion loss on disposal) related to Consumer Ireland, partially offset by a $0.1 billion tax benefit related to the resolution with the IRS regarding the tax treatment of the 2007 sale of our Plastics business.

In 2011, loss from discontinued operations, net of taxes, included a $0.2 billion loss from operations at Consumer Ireland, a $0.2 billion after-tax effect of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan and a $0.1 billion loss on the sale of Australian Home Lending, partially offset by a $0.3 billion gain related to the sale of Consumer Singapore and $0.1 billion of earnings from operations at Australian Home Lending.

In 2010, loss from discontinued operations, net of taxes, primarily reflected the after-tax effect of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan of $1.7 billion, estimated after-tax losses of $0.2 billion and $0.1 billion on the planned sales of Consumer Mexico and Consumer RV Marine, respectively, and a $0.1 billion loss from operations at Consumer Ireland, partially offset by an after-tax gain on the sale of BAC of $0.8 billion and earnings from operations at Consumer Mexico of $0.2 billion and at BAC of $0.1 billion.

For additional information related to discontinued operations, see Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Geographic Operations

Our global activities span all geographic regions and primarily encompass manufacturing for local and export markets, import and sale of products produced in other regions, leasing of aircraft, sourcing for our plants domiciled in other global regions and provision of financial services within these regional economies. Thus, when countries or regions experience currency and/or economic stress, we often have increased exposure to certain risks, but also often have new opportunities that include, among other things, more opportunities for expansion of industrial and financial services activities through purchases of companies or assets at reduced prices and lower U.S. debt financing costs.

Revenues are classified according to the region to which products and services are sold. For purposes of this analysis, the U.S. is presented separately from the remainder of the Americas.

(45)

Geographic Revenues

(In billions)	2012	2011	2010

U.S.	$70.4	$69.8	$75.1
Europe	27.4	29.0	30.9
Pacific Basin	24.5	23.2	20.8
Americas	13.2	13.3	11.7
Middle East and Africa	11.9	12.0	11.1
Total	$147.4	$147.3	$149.6

Global revenues were $76.9 billion in 2012, compared with $77.5 billion and $74.5 billion in 2011 and 2010, respectively. Global revenues to external customers as a percentage of consolidated revenues were 52% in 2012, compared with 53% in 2011 and 50% in 2010. The effects of currency fluctuations on reported results decreased revenues by $2.6 billion in 2012 and increased revenues by $2.5 billion and $0.5 billion in 2011 and 2010, respectively.

GE global revenues, excluding GECC, in 2012 were $57.3 billion, up 5% over 2011. Increases in growth markets of 20% in China, 22% in Australia and New Zealand and 8% in Latin America more than offset a decrease of 36% in India. These revenues as a percentage of GE total revenues, excluding GECC, were 57% in 2012, compared with 55% and 50% in 2011 and 2010, respectively. GE global revenues, excluding GECC, were $54.3 billion in 2011, up 9% from 2010, primarily resulting from increases in Latin America, China and Australia and New Zealand, partially offset by a decrease in Europe.

GECC global revenues decreased 15% to $19.7 billion in 2012, compared with $23.2 billion and $24.7 billion in 2011 and 2010, respectively, primarily as a result of decreases in Europe. GECC global revenues as a percentage of total GECC revenues were 43% in 2012, compared with 47% and 50% in 2011 and 2010, respectively. GECC global revenue decreased by 6% in 2011 from $24.7 billion in 2010, primarily as a result of decreases in Europe.

Total Assets (continuing operations)

December 31 (In billions)	2012	2011

U.S.	$346.6	$336.6
Europe	192.8	212.5
Pacific Basin	56.4	62.3
Americas	33.6	46.7
Middle East and Africa	54.8	58.4
Total	$684.2	$716.5

Total assets of global operations on a continuing basis were $337.6 billion in 2012, a decrease of $42.3 billion, or 11%, from 2011. GECC global assets on a continuing basis of $277.6 billion at the end of 2012 were 13% lower than at the end of 2011, reflecting declines in Europe, primarily due to repayment of long-term debt, decreases in the fair value of derivative instruments and dispositions and portfolio run-off in various businesses at Consumer. See GECC Selected European Exposures section of this Item.

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

(46)

Environmental Matters

Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. We are involved in a number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to approximately $0.4 billion in 2012, $0.3 billion in 2011 and $0.2 billion in 2010. We presently expect that such remediation actions will require average annual expenditures of about $0.4 billion for each of the next two years.

In 2006, we entered into a consent decree with the Environmental Protection Agency (EPA) to dredge PCB-containing sediment from the upper Hudson River. The consent decree provided that the dredging would be performed in two phases. Phase 1 was completed in May through November of 2009. Between Phase 1 and Phase 2 there was an intervening peer review by an independent panel of national experts. The panel evaluated the performance of Phase 1 dredging operations with respect to Phase 1 Engineering Performance Standards and recommended proposed changes to the standards. On December 17, 2010, EPA issued its decision setting forth the final performance standards for Phase 2 of the Hudson River dredging project, incorporating aspects of the recommendations from the independent peer review panel and from GE. In December 2010, we agreed to perform Phase 2 of the project in accordance with the final performance standards set by EPA and increased our reserve by $0.8 billion in the fourth quarter of 2010 to account for the probable and estimable costs of completing Phase 2. In 2011, we completed the first year of Phase 2 dredging and commenced work on planned upgrades to the Hudson River wastewater processing facility.  Over the past two years we have dredged 1.0 million cubic yards from the river and based upon that result and our best professional engineering judgment, we believe that our current reserve continues to reflect our probable and estimable costs for the remainder of Phase 2 of the dredging project.

Financial Resources and Liquidity

This discussion of financial resources and liquidity addresses the Statement of Financial Position, Liquidity and Borrowings, Debt and Derivative Instruments, Guarantees and Covenants, the Consolidated Statement of Changes in Shareowners’ Equity, the Statement of Cash Flows, Contractual Obligations, and Variable Interest Entities.

Overview of Financial Position

Major changes to our shareowners’ equity are discussed in the Shareowners’ Equity section. In addition, other significant changes to balances in our Statement of Financial Position follow.

Statement of Financial Position

Because GE and GECC share certain significant elements of their Statements of Financial Position – property, plant and equipment and borrowings, for example – the following discussion addresses significant captions in the consolidated statement. Within the following discussions, however, we distinguish between GE and GECC activities in order to permit meaningful analysis of each individual consolidating statement.

Investment securities comprise mainly investment grade debt securities supporting obligations to annuitants, policyholders and holders of guaranteed investment contracts (GICs) in our run-off insurance operations and Trinity, investment securities at our treasury operations and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries. The fair value of investment securities increased to $48.5 billion at December 31, 2012 from $47.4 billion at December 31, 2011, primarily due to the impact of lower interest rates and improved market conditions. Of the amount at December 31, 2012, we held debt securities with an estimated fair value of $47.6 billion, which included corporate debt securities, asset-backed securities (ABS), residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $26.6 billion, $5.7 billion, $2.3 billion and $3.1 billion, respectively. Net unrealized gains on debt securities were $4.8 billion and $3.0 billion at December 31, 2012 and December 31, 2011, respectively. This amount included unrealized losses on corporate debt securities, ABS, RMBS and CMBS of $0.4 billion, $0.1 billion, $0.1 billion and $0.1 billion, respectively, at December 31, 2012, as compared with $0.6 billion, $0.2 billion, $0.3 billion and $0.2 billion, respectively, at December 31, 2011.

(47)

We regularly review investment securities for impairment using both qualitative and quantitative criteria. For debt securities, our qualitative review considers our intent to sell the security and the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Our quantitative review considers whether there has been an adverse change in expected future cash flows. Unrealized losses are not indicative of the amount of credit loss that would be recognized.  We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell the vast majority of these securities before recovery of our amortized cost. For equity securities, we consider the length of time and magnitude of the amount that each security is in an unrealized loss position. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future. Uncertainty in the capital markets may cause increased levels of other-than-temporary impairments. For additional information relating to how credit losses are calculated, see Note 3 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. Substantially all of our RMBS are in a senior position in the capital structure of the deals and more than 70% are agency bonds or insured by Monoline insurers (Monolines) (on which we continue to place reliance). Of our total RMBS portfolio at both December 31, 2012 and 2011, approximately $0.5 billion relates to residential subprime credit, primarily supporting our guaranteed investment contracts. A majority of this exposure is related to investment securities backed by mortgage loans originated in 2006 and 2005. Substantially all of the subprime RMBS were investment grade at the time of purchase and approximately 70% have been subsequently downgraded to below investment grade.

Our CMBS portfolio is collateralized by both diversified pools of mortgages that were originated for securitization (conduit CMBS) and pools of large loans backed by high quality properties (large loan CMBS), a majority of which were originated in 2007 and 2006. The vast majority of the securities in our CMBS portfolio have investment grade credit ratings and the vast majority of the securities are in a senior position in the capital structure of the deals.

Our ABS portfolio is collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries, as well as a variety of diversified pools of assets such as student loans and credit cards. The vast majority of the securities in our ABS portfolio are in a senior position in the capital structure of the deals. In addition, substantially all of the securities that are below investment grade are in an unrealized gain position.

If there has been an adverse change in cash flows for RMBS, management considers credit enhancements such as Monoline insurance (which are features of a specific security). In evaluating the overall creditworthiness of the Monoline, we use an analysis that is similar to the approach we use for corporate bonds, including an evaluation of the sufficiency of the Monoline’s cash reserves and capital, ratings activity, whether the Monoline is in default or default appears imminent, and the potential for intervention by an insurance or other regulator.

Monolines provide credit enhancement for certain of our investment securities, primarily RMBS and municipal securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. We continue to rely on Monolines with adequate capital and claims paying resources. We have reduced our reliance on Monolines that do not have adequate capital or have experienced regulator intervention. At December 31, 2012, our investment securities insured by Monolines on which we continue to place reliance were $1.4 billion, including $0.2 billion of our $0.5 billion investment in subprime RMBS. At December 31, 2012, the unrealized loss associated with securities subject to Monoline credit enhancement, for which there is an expected credit loss, was $0.2 billion.

Total pre-tax, other-than-temporary impairment losses during 2012 were $0.2 billion, of which $0.1 billion was recognized in earnings and primarily relates to credit losses on non-U.S. corporate, U.S. corporate and RMBS securities and other-than-temporary losses on equity securities and $0.1 billion primarily relates to non-credit related losses on RMBS and is included within accumulated other comprehensive income (AOCI).

(48)

Total pre-tax, other-than-temporary impairment losses during 2011 were $0.5 billion, of which $0.4 billion was recognized in earnings and primarily relates to credit losses on non-U.S. government and non-U.S. corporate securities and other-than-temporary losses on equity securities and $0.1 billion primarily relates to non-credit related losses on RMBS and is included within AOCI.

At December 31, 2012 and December 31, 2011, unrealized losses on investment securities totaled $0.8 billion and $1.6 billion, respectively, including $0.8 billion and $1.2 billion, respectively, aged 12 months or longer. Of the amount aged 12 months or longer at December 31, 2012, more than 64% are debt securities that were considered to be investment grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $0.3 billion and $0.4 billion related to structured securities (mortgage-backed and asset-backed) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position at December 31, 2012, the majority relate to debt securities held to support obligations to holders of GICs. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost. For additional information, see Note 3 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Fair Value Measurements. For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. Additional information about our application of this guidance is provided in Notes 1 and 21 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.  At December 31, 2012, the aggregate amount of investments that are measured at fair value through earnings totaled $5.1 billion and consisted primarily of various assets held for sale in the ordinary course of business, as well as equity investments.

Working capital, representing GE current receivables and inventories, less GE accounts payable and progress collections, increased $1.0 billion at December 31, 2012, compared to December 31, 2011 due to an increase in inventory and lower progress collections, partially offset by decreased accounts receivable. As Power & Water, Oil & Gas and Aviation deliver units out of their backlogs over the next few years, progress collections of $10.9 billion at December 31, 2012, will be earned, which, along with progress collections on new orders, will impact working capital. We discuss current receivables and inventories, two important elements of working capital, in the following paragraphs.

Current receivables for GE totaled to $10.9 billion at the end of 2012 and $11.8 billion at the end of 2011, and included $7.9 billion due from customers at the end of 2012 compared with $9.0 billion at the end of 2011. GE current receivables turnover was 8.8 in 2012, compared with 8.3 in 2011.

Inventories for GE totaled to $15.3 billion at December 31, 2012, up $1.6 billion from the end of 2011. This increase reflected higher inventories across all industrial segments. GE inventory turnover was 6.7 and 7.0 in 2012 and 2011, respectively. See Note 5 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. Our portfolio of financing receivables is diverse and not directly comparable to major U.S. banks. A discussion of the quality of certain elements of the financing receivables portfolio follows.

Our consumer portfolio is composed primarily of non-U.S. mortgage, sales finance, auto and personal loans in various European and Asian countries and U.S. consumer credit card and sales finance receivables. In 2007, we exited the U.S. mortgage business and we have no U.S. auto or student loans.

(49)

Our commercial portfolio primarily comprises senior secured positions with comparatively low loss history. The secured receivables in this portfolio are collateralized by a variety of asset classes, which for our CLL business primarily include: industrial-related facilities and equipment, vehicles, corporate aircraft, and equipment used in many industries, including the construction, manufacturing, transportation, media, communications, entertainment, and healthcare industries. The portfolios in our Real Estate, GECAS and Energy Financial Services businesses are collateralized by commercial real estate, commercial aircraft and operating assets in the global energy and water industries, respectively. We are in a secured position for substantially all of our commercial portfolio.

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

Further information on the determination of the allowance for losses on financing receivables and the credit quality and categorization of our financing receivables is provided in the Critical Accounting Estimates section and Notes 1, 6 and 23 to the consolidated financial statements.

(50)

	Financing receivables at		Nonearning receivables at		Allowance for losses at
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(In millions)	2012	2011	2012	2011	2012	2011

Commercial
CLL
Americas	$72,517	$80,505	$1,333	$1,862	$490	$889
Europe	37,035	36,899	1,299	1,167	445	400
Asia	11,401	11,635	193	269	80	157
Other	605	436	52	11	6	4
Total CLL	121,558	129,475	2,877	3,309	1,021	1,450

Energy
Financial
Services	4,851	5,912	–	22	9	26

GECAS	10,915	11,901	–	55	8	17

Other	486	1,282	13	65	3	37
Total
Commercial	137,810	148,570	2,890	3,451	1,041	1,530

Real Estate
Debt(a)	19,746	24,501	321	541	279	949
Business
Properties(b)	1,200	8,248	123	249	41	140
Total Real Estate	20,946	32,749	444	790	320	1,089

Consumer
Non-U.S.
residential
mortgages(c)	33,451	35,550	2,569	2,870	480	546
Non-U.S.
installment
and revolving
credit	18,546	18,544	224	263	623	717
U.S. installment
and revolving
credit	50,853	46,689	1,026	990	2,282	2,008
Non-U.S. auto	4,260	5,691	24	43	67	101
Other	8,070	7,244	351	419	172	199
Total Consumer	115,180	113,718	4,194	4,585	3,624	3,571
Total	$273,936	$295,037	$7,528	$8,826	$4,985	$6,190

(a)	Financing receivables included no construction loans at December 31, 2012 and $0.1 billion of construction loans at December 31, 2011.

(b)
Our Business Properties portfolio is underwritten primarily by the credit quality of the borrower and secured by tenant and owner-occupied commercial properties. In 2012, we completed the sale of a portion of our Business Properties portfolio.

(c)
At December 31, 2012, net of credit insurance, about 40% of our Consumer non-U.S. residential mortgage portfolio comprised loans with introductory, below market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception (greater than 90%); whose terms permitted interest-only payments; or whose terms resulted in negative amortization. At origination, we underwrite loans with an adjustable rate to the reset value. Of these loans, about 85% are in our U.K. and France portfolios, which comprise mainly loans with interest-only payments, high loan-to-value ratios at inception and introductory below market rates, have a delinquency rate of 15%, have a loan-to-value ratio at origination of 82% and have re-indexed loan-to-value ratios of 91% and 64%, respectively. At December 31, 2012, 10% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(51)

The portfolio of financing receivables, before allowance for losses, was $273.9 billion at December 31, 2012, and $295.0 billion at December 31, 2011. Financing receivables, before allowance for losses, decreased $21.1 billion from December 31, 2011, primarily as a result of write-offs ($6.6 billion), dispositions ($5.7 billion), collections (which includes sales) exceeding originations ($5.4 billion), partially offset by the weaker U.S. dollar ($2.7 billion).

Related nonearning receivables totaled $7.5 billion (2.7% of outstanding receivables) at December 31, 2012, compared with $8.8 billion (3.0% of outstanding receivables) at December 31, 2011. Nonearning receivables decreased from December 31, 2011, primarily due to write-offs at CLL, write-offs and discounted payoffs at Real Estate and improved economic conditions in our non-U.S. residential mortgage portfolio.

The allowance for losses at December 31, 2012 totaled $5.0 billion compared with $6.2 billion at December 31, 2011, representing our best estimate of probable losses inherent in the portfolio. Allowance for losses decreased $1.2 billion from December 31, 2011, primarily because provisions were lower than write-offs, net of recoveries by $1.1 billion, which is attributable to a reduction in the overall financing receivables balance and an improvement in the overall credit environment. The allowance for losses as a percent of total financing receivables decreased from 2.1% at December 31, 2011 to 1.8% at December 31, 2012 primarily due to a decrease in the allowance for losses as discussed above, partially offset by a decline in the overall financing receivables balance as collections exceeded originations. Further information surrounding the allowance for losses related to each of our portfolios is detailed below.

(52)

The following table provides information surrounding selected ratios related to nonearning financing receivables and the allowance for losses.

	Nonearning financing receivables		Allowance for losses		Allowance for losses
	as a percent of		as a percent of		as a percent of
	financing receivables at		nonearning financing receivables at		total financing receivables at
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011	2012	2011
Commercial
CLL
Americas	1.8%	2.3%	36.8%	47.7%	0.7%	1.1%
Europe	3.5	3.2	34.3	34.3	1.2	1.1
Asia	1.7	2.3	41.5	58.4	0.7	1.3
Other	8.6	2.5	11.5	36.4	1.0	0.9
Total CLL	2.4	2.6	35.5	43.8	0.8	1.1

Energy Financial Services	–	0.4	–	118.2	0.2	0.4

GECAS	–	0.5	–	30.9	0.1	0.1

Other	2.7	5.1	23.1	56.9	0.6	2.9

Total Commercial	2.1	2.3	36.0	44.3	0.8	1.0

Real Estate
Debt	1.6	2.2	86.9	175.4	1.4	3.9
Business Properties	10.3	3.0	33.3	56.2	3.4	1.7

Total Real Estate	2.1	2.4	72.1	137.8	1.5	3.3

Consumer
Non-U.S.
residential mortgages	7.7	8.1	18.7	19.0	1.4	1.5
Non-U.S.
installment and
revolving credit	1.2	1.4	278.1	272.6	3.4	3.9
U.S. installment
and revolving credit	2.0	2.1	222.4	202.8	4.5	4.3
Non-U.S. auto	0.6	0.8	279.2	234.9	1.6	1.8
Other	4.3	5.8	49.0	47.5	2.1	2.7

Total Consumer	3.6	4.0	86.4	77.9	3.1	3.1

Total	2.7	3.0	66.2	70.1	1.8	2.1

Included below is a discussion of financing receivables, allowance for losses, nonearning receivables and related metrics for each of our significant portfolios.

CLL − Americas. Nonearning receivables of $1.3 billion represented 17.7% of total nonearning receivables at December 31, 2012. The ratio of allowance for losses as a percent of nonearning receivables decreased from 47.7% at December 31, 2011, to 36.8% at December 31, 2012, reflecting an overall improvement in the credit quality of the remaining portfolio and an overall decrease in nonearning receivables. The ratio of nonearning receivables as a percent of financing receivables decreased from 2.3% at December 31, 2011, to 1.8% at December 31, 2012, primarily due to reduced nonearning exposures in most of our portfolios, partially offset by declines in overall financing receivables. Collateral supporting these nonearning financing receivables primarily includes assets in the restaurant and hospitality, trucking and industrial equipment industries and corporate aircraft, and for our leveraged finance business, equity of the underlying businesses.

(53)

CLL – Europe. Nonearning receivables of $1.3 billion represented 17.3% of total nonearning receivables at December 31, 2012. The ratio of allowance for losses as a percent of nonearning receivables remained constant at 34.3% at December 31, 2012, reflecting increases in allowance for losses in our Interbanca S.p.A. and acquisition finance portfolios, offset by an increase in nonearning receivables in our Interbanca S.p.A. and asset-backed lending portfolios. The majority of our CLL – Europe nonearning receivables are attributable to the Interbanca S.p.A. portfolio, which was acquired in 2009. The loans acquired with Interbanca S.p.A. were recorded at fair value, which incorporates an estimate at the acquisition date of credit losses over their remaining life. Accordingly, these loans generally have a lower ratio of allowance for losses as a percent of nonearning receivables compared to the remaining portfolio. Excluding the nonearning loans attributable to the 2009 acquisition of Interbanca S.p.A., the ratio of allowance for losses as a percent of nonearning receivables increased from 55.9% at December 31, 2011, to 58.4% at December 31, 2012, primarily due to an increase in the allowance for losses in our acquisition finance portfolio. The ratio of nonearning receivables as a percent of financing receivables increased from 3.2% at December 31, 2011, to 3.5% at December 31, 2012, for the reasons described above. Collateral supporting these secured nonearning financing receivables are primarily equity of the underlying businesses for our Interbanca S.p.A. business and equipment for our equipment finance portfolio.

CLL – Asia. Nonearning receivables of $0.2 billion represented 2.6% of total nonearning receivables at December 31, 2012. The ratio of allowance for losses as a percent of nonearning receivables decreased from 58.4% at December 31, 2011, to 41.5% at December 31, 2012, primarily due to a decline in allowance for losses as a result of write-offs in Japan, partially offset by collections and write-offs of nonearning receivables in our asset-based financing businesses in Japan. The ratio of nonearning receivables as a percent of financing receivables decreased from 2.3% at December 31, 2011, to 1.7% at December 31, 2012, primarily due to write-offs of nonearning receivables related to our asset-based financing businesses in Japan. Collateral supporting these nonearning financing receivables is primarily manufacturing equipment, commercial real estate, corporate aircraft and assets in the auto industry.

Real Estate – Debt. Nonearning receivables of $0.3 billion represented 4.3% of total nonearning receivables at December 31, 2012. The decrease in nonearning receivables from December 31, 2011, was driven primarily by the resolution of North American nonearning loans across all asset classes and European multi-family loans through write-offs, payoffs and foreclosures, partially offset by new European retail nonearning loans. Write-offs increased by approximately $0.3 billion in the fourth quarter of 2012 due to a change in our write-off policies for collateral dependent loans, requiring write-offs for loans with specific reserves aged greater than 360 days. The ratio of allowance for losses as a percent of nonearning receivables decreased from 175.4% to 86.9% reflecting write-offs and resolution of nonearning loans as mentioned above. The ratio of allowance for losses as a percent of total financing receivables decreased from 3.9% at December 31, 2011 to 1.4% at December 31, 2012, driven primarily by the write-offs mentioned above and transactional events such as settlements and payoffs from impaired loan borrowers and improvement in collateral values.

The Real Estate financing receivables portfolio is collateralized by income-producing or owner-occupied commercial properties across a variety of asset classes and markets. At December 31, 2012, total Real Estate financing receivables of $20.9 billion were primarily collateralized by office buildings ($5.2 billion), apartment buildings ($3.4 billion), hotel properties ($3.2 billion) and retail facilities ($2.9 billion). In 2012, commercial real estate markets continue to show signs of improved stability and liquidity in certain markets; however, the pace of improvement varies significantly by asset class and market and the long-term outlook remains uncertain. We have and continue to maintain an intense focus on operations and risk management. Loan loss reserves related to our Real Estate–Debt financing receivables are particularly sensitive to declines in underlying property values. Assuming global property values decline an incremental 1% or 5%, and that decline occurs evenly across geographies and asset classes, we estimate incremental loan loss reserves would be required of less than $0.1 billion and approximately $0.2 billion, respectively. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any sensitivity analyses or attempts to forecast potential losses carry a high degree of imprecision and are subject to change. At December 31, 2012, we had 94 foreclosed commercial real estate properties totaling $0.9 billion.

(54)

Consumer − Non-U.S. residential mortgages . Nonearning receivables of $2.6 billion represented 34.1% of total nonearning receivables at December 31, 2012. The ratio of allowance for losses as a percent of nonearning receivables decreased from 19.0% at December 31, 2011, to 18.7% at December 31, 2012. In the year ended 2012, our nonearning receivables decreased primarily as a result of improved portfolio quality in the U.K. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 76% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 83% and 56%, respectively. About 6% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At December 31, 2012, we had in repossession stock 490 houses in the U.K., which had a value of approximately $0.1 billion. The ratio of nonearning receivables as a percent of financing receivables decreased from 8.1% at December 31, 2011 to 7.7% at December 31, 2012 for the reasons described above.

Consumer − Non-U.S. installment and revolving credit. Nonearning receivables of $0.2 billion represented 3.0% of total nonearning receivables at December 31, 2012. The ratio of allowance for losses as a percent of nonearning receivables increased from 272.6% at December 31, 2011 to 278.1% at December 31, 2012, reflecting lower nonearning receivables due to improved delinquencies, collections and write-offs primarily in Australia and New Zealand.

Consumer − U.S. installment and revolving credit. Nonearning receivables of $1.0 billion represented 13.6% of total nonearning receivables at December 31, 2012. The ratio of allowance for losses as a percent of nonearning receivables increased from 202.8% at December 31, 2011, to 222.4% at December 31, 2012, reflecting an increase in the allowance for losses primarily due to the use of a more granular portfolio segmentation approach, by loss type, in determining the incurred loss period, partially offset by an increase in the nonearning receivables balance. The ratio of nonearning receivables as a percentage of financing receivables decreased from 2.1% at December 31, 2011 to 2.0% at December 31, 2012, primarily due to a higher financing receivables balance, partially offset by an increase in the nonearning receivables balance.

Nonaccrual Financing Receivables

The following table provides details related to our nonaccrual and nonearning financing receivables. Nonaccrual financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection becomes doubtful or the account becomes 90 days past due. Substantially all of the differences between nonearning and nonaccrual financing receivables relate to loans which are classified as nonaccrual financing receivables but are paying on a cash accounting basis, and therefore excluded from nonearning receivables. Of our $13.4 billion nonaccrual loans at December 31, 2012, $10.5 billion are currently paying in accordance with their contractual terms.

	Nonaccrual	Nonearning
	financing	financing
December 31, 2012 (In millions)	receivables	receivables

Commercial
CLL	$4,138	$2,877
Energy Financial Services	–	–
GECAS	3	–
Other	25	13
Total Commercial	4,166	2,890

Real Estate	4,885	444

Consumer	4,301	4,194
Total	$13,352	$7,528

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

Further information pertaining to loans classified as impaired and specific reserves is included in the table below.

December 31 (In millions)	2012	2011

Loans requiring allowance for losses
Commercial(a)	$1,372	$2,357
Real Estate	2,202	4,957
Consumer	3,115	2,824
Total loans requiring allowance for losses	6,689	10,138

Loans expected to be fully recoverable
Commercial(a)	3,697	3,305
Real Estate	3,491	3,790
Consumer	105	69
Total loans expected to be fully recoverable	7,293	7,164
Total impaired loans	$13,982	$17,302

Allowance for losses (specific reserves)
Commercial(a)	$487	$812
Real Estate(b)	188	822
Consumer	674	680
Total allowance for losses (specific reserves)	$1,349	$2,314

Average investment during the period	$16,269	$18,167
Interest income earned while impaired(c)	751	733

(a)	Includes CLL, Energy Financial Services, GECAS and Other.

(b)
Specific reserves declined approximately $0.3 billion in 2012 attributable to a change in our write-off policies for collateral dependent loans, requiring write-offs for loans with specific reserves aged greater than 360 days.

(c)	Recognized principally on a cash basis.

We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms.

Of our $5.7 billion impaired loans at Real Estate at December 31, 2012, $5.3 billion are currently paying in accordance with the contractual terms of the loan and are typically loans where the borrower has adequate debt service coverage to meet contractual interest obligations. Impaired loans at CLL primarily represent senior secured lending positions.

(56)

Our impaired loan balance at December 31, 2012 and 2011, classified by the method used to measure impairment was as follows.

December 31 (In millions)	2012	2011

Method used to measure impairment
Discounted cash flow	$6,704	$8,858
Collateral value	7,278	8,444
Total	$13,982	$17,302

See Note 1 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a troubled debt restructuring (TDR), and also as impaired. Changes to Real Estate’s loans primarily include maturity extensions, principal payment acceleration, changes to collateral terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At December 31, 2012, TDRs included in impaired loans were $12.1 billion, primarily relating to Real Estate ($5.1 billion), CLL ($3.9 billion) and Consumer ($3.1 billion).

Real Estate TDRs decreased from $7.0 billion at December 31, 2011 to $5.1 billion at December 31, 2012, primarily driven by resolution of TDRs through paydowns, restructuring, foreclosures and write-offs, partially offset by extensions of loans scheduled to mature during 2012, some of which were classified as TDRs upon modification. For borrowers with demonstrated operating capabilities, we work to restructure loans when the cash flow and projected value of the underlying collateral support repayment over the modified term. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. For the year ended December 31, 2012, we modified $4.4 billion of loans classified as TDRs, substantially all in our Debt portfolio. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. We received the same or additional compensation in the form of rate increases and fees for the majority of these TDRs. Of our $4.4 billion of modifications classified as TDRs in the last twelve months, $0.2 billion have subsequently experienced a payment default.

The substantial majority of the Real Estate TDRs have reserves determined based upon collateral value. Our specific reserves on Real Estate TDRs were $0.2 billion at December 31, 2012 and $0.6 billion at December 31, 2011, and were 3.1% and 8.4%, respectively, of Real Estate TDRs. In many situations these loans did not require a specific reserve as collateral value adequately covered our recorded investment in the loan. While these modified loans had adequate collateral coverage, we were still required to complete our TDR classification evaluation on each of the modifications without regard to collateral adequacy.

(57)

We utilize certain short-term (three months or less) loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our non-U.S. residential mortgage and non-U.S. installment and revolving portfolios. We sold our U.S. residential mortgage business in 2007 and as such, do not participate in the U.S. government-sponsored mortgage modification programs. For the year ended December 31, 2012, we provided short-term modifications of approximately $0.3 billion of consumer loans for borrowers experiencing financial difficulties, substantially all in our non-U.S. residential mortgage, credit card and personal loan portfolios, which are not classified as TDRs. For these modified loans, we provided insignificant interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We expect borrowers whose loans have been modified under these short-term programs to continue to be able to meet their contractual obligations upon the conclusion of the short-term modification. In addition, we have modified $1.8 billion of Consumer loans for the year ended December 31, 2012, which are classified as TDRs. Further information on Consumer impaired loans is provided in Note 23 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Delinquencies

For additional information on delinquency rates at each of our major portfolios, see Note 23 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

GECC Selected European Exposures

At December 31, 2012, we had $88.9 billion in financing receivables to consumer and commercial customers in Europe. The GECC financing receivables portfolio in Europe is well diversified across European geographies and customers. Approximately 87% of the portfolio is secured by collateral and represents approximately 500,000 commercial customers. Several European countries, including Spain, Portugal, Ireland, Italy, Greece and Hungary (“focus countries”), have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The carrying value of GECC funded exposures in these focus countries and in the rest of Europe comprised the following at December 31, 2012.

(58)

							Rest of	Total
December 31, 2012 (In millions)	Spain	Portugal	Ireland	Italy	Greece	Hungary	Europe	Europe

Financing receivables,
before allowance
for losses on
financing receivables	$1,871	$471	$275	$7,161	$56	$3,207	$77,480	$90,521

Allowance for losses on
financing receivables	(102)	(28)	(9)	(241)	-	(112)	(1,176)	(1,668)

Financing receivables,
net of allowance
for losses on
financing receivables(a)(b)	1,769	443	266	6,920	56	3,095	76,304	88,853

Investments(c)(d)	119	-	-	497	-	257	1,401	2,274

Cost and equity method
investments(e)	441	21	360	64	33	3	652	1,574

Derivatives,
net of collateral(c)(f)	3	-	-	90	-	-	176	269

ELTO(g)	524	65	374	853	253	345	9,901	12,315

Real estate held for
investment(g)	791	-	-	410	-	-	6,014	7,215

Total funded exposures(h)	$3,647	$529	$1,000	$8,834	$342	$3,700	$94,448	$112,500

Unfunded commitments(i)	$17	$8	$177	$297	$5	$683	$8,376	$9,563

(a)	Financing receivable amounts are classified based on the location or nature of the related obligor.

(b)
Substantially all relates to non-sovereign obligors. Includes residential mortgage loans of approximately $33.2 billion before consideration of purchased credit protection. We have third-party mortgage insurance for less than 15% of these residential mortgage loans, substantially all of which were originated in the U.K., Poland and France.

(c)	Investments and derivatives are classified based on the location of the parent of the obligor or issuer.

(d)
Includes $0.9 billion related to financial institutions, $0.2 billion related to non-financial institutions and $1.2 billion related to sovereign issuers. Sovereign issuances totaled $0.1 billion and $0.2 billion related to Italy and Hungary, respectively. We held no investments issued by sovereign entities in the other focus countries.

(e)	Substantially all is non-sovereign.

(f)	Net of cash collateral; entire amount is non-sovereign.

(g)
These assets are held under long-term investment and operating strategies, and our equipment leased to others (ELTO) strategies contemplate an ability to redeploy assets under lease should default by the lessee occur. The values of these assets could be subject to decline or impairment in the current environment.

(h)
Excludes $29.9 billion of cash and equivalents, which is composed of $17.4 billion of cash on short-term placement with highly rated global financial institutions based in Europe, sovereign central banks and agencies or supranational entities, of which $1.4 billion is in focus countries, and $12.5 billion of cash and equivalents placed with highly rated European financial institutions on a short-term basis, secured by U.S. Treasury securities ($9.7 billion) and sovereign bonds of non-focus countries ($2.8 billion), where the value of our collateral exceeds the amount of our cash exposure.

(i)	Includes ordinary course of business lending commitments, commercial and consumer unused revolving credit lines, inventory financing arrangements and investment commitments.

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

(59)

exposures where appropriate. Uncertainties surrounding European markets could have an impact on the judgments and estimates used in determining the carrying value of these assets.

Other GECC receivables totaled $14.0 billion at December 31, 2012 and $13.4 billion at December 31, 2011, and consisted of insurance receivables, amounts due from GE (primarily related to material procurement programs of $3.5 billion at both December 31, 2012 and December 31, 2011), nonfinancing customer receivables, amounts due under operating leases, amounts accrued from investment income, tax receivables and various sundry items.

Property, plant and equipment totaled $69.7 billion at December 31, 2012, up $4.0 billion from 2011, primarily reflecting an increase in machinery and equipment at GE and in equipment leased to others principally as a result of aircraft acquisitions at our GECAS leasing business. GE property, plant and equipment consisted of investments for its own productive use, whereas the largest element for GECC was equipment provided to third parties on operating leases. Details by category of investment are presented in Note 7 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

GE additions to property, plant and equipment totaled $3.9 billion and $3.0 billion in 2012 and 2011, respectively. Total expenditures, excluding equipment leased to others, for the past five years were $13.2 billion, of which 43% was investment for growth through new capacity and product development; 22% was investment in productivity through new equipment and process improvements; and 35% was investment for other purposes such as improvement of research and development facilities and safety and environmental protection.

GECC additions to property, plant and equipment were $11.9 billion and $9.9 billion during 2012 and 2011, respectively, primarily reflecting additions of commercial aircraft at GECAS.

Goodwill and other intangible assets totaled $73.4 billion and $12.0 billion, respectively, at December 31, 2012. Goodwill increased $0.8 billion from 2011, primarily from the acquisitions of Industrea Limited and Railcar Management, Inc., and the weaker U.S. dollar. Other intangible assets decreased $0.1 billion from 2011, primarily from dispositions and amortization expense, partially offset by acquisitions. Goodwill and other intangible assets increased $8.2 billion and $2.1 billion, respectively, in 2011 primarily from the acquisitions of Converteam, the Well Support division of John Wood Group PLC, Dresser, Inc., Wellstream PLC and Lineage Power Holdings, Inc. See Note 8 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

All other assets comprise mainly real estate equity properties and investments, equity and cost method investments, derivative instruments and assets held for sale, and totaled $100.1 billion at December 31, 2012, a decrease of $11.6 billion, primarily related to decreases in the fair value of derivative instruments ($6.1 billion), the sale of certain held-for-sale real estate and aircraft ($4.8 billion) and decreases in our Penske Truck Leasing Co., L.P. (PTL) investment ($4.5 billion), partially offset by the consolidation of an entity involved in power generating activities ($1.6 billion). During 2012, we recognized $0.1 billion of other-than-temporary impairments of cost and equity method investments, excluding those related to real estate.

(60)

Included in other assets are Real Estate equity investments of $20.7 billion and $23.9 billion at December 31, 2012 and December 31, 2011, respectively. Our portfolio is diversified, both geographically and by asset type. We review the estimated values of our commercial real estate investments annually, or more frequently as conditions warrant. Based on the most recent valuation estimates available, the carrying value of our Real Estate investments exceeded their estimated value by about $1.1 billion. This amount is subject to variation and dependent on economic and market conditions, changes in cash flow estimates and composition of our portfolio, including sales such as our recently announced disposition of certain floors located at 30 Rockefeller Center, New York to an affiliate of NBCU. Commercial real estate valuations have shown signs of improved stability and liquidity in certain markets, primarily in the U.S.; however, the pace of improvement varies significantly by asset class and market.  Accordingly, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. During 2012, Real Estate recognized pre-tax impairments of $0.1 billion in its real estate held for investment, which were primarily driven by declining cash flow projections for properties in Japan and Europe, as well as strategic decisions to sell portfolios in Asia and Europe. Real Estate investments with undiscounted cash flows in excess of carrying value of 0% to 5% at December 31, 2012 had a carrying value of $2.1 billion and an associated estimated unrealized loss of an insignificant amount. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized.

Contract costs and estimated earnings reflect revenues earned in excess of billings on our long-term contracts to construct technically complex equipment (such as power generation, aircraft engines and aeroderivative units) and long-term product maintenance or extended warranty arrangements. Our total contract costs and estimated earnings balances at December 31, 2012 and December 31, 2011, were $9.4 billion and $9.0 billion, respectively, reflecting the timing of billing in relation to work performed, as well as changes in estimates of future revenues and costs. Our total contract costs and estimated earnings balance at December 31, 2012 primarily related to customers in our Power & Water, Oil & Gas, Aviation and Transportation businesses. Further information is provided in the Critical Accounting Estimates section.

Liquidity and Borrowings

We maintain a strong focus on liquidity. At both GE and GECC we manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations throughout business cycles.

Our liquidity and borrowing plans for GE and GECC are established within the context of our annual financial and strategic planning processes. At GE, our liquidity and funding plans take into account the liquidity necessary to fund our operating commitments, which include primarily purchase obligations for inventory and equipment, payroll and general expenses (including pension funding). We also take into account our capital allocation and growth objectives, including paying dividends, repurchasing shares, investing in research and development and acquiring industrial businesses. At GE, we rely primarily on cash generated through our operating activities, any dividend payments from GECC, and also have historically maintained a commercial paper program that we regularly use to fund operations in the U.S., principally within fiscal quarters. During 2012, GECC paid dividends of $1.9 billion and special dividends of $4.5 billion to GE.

GECC’s liquidity position is targeted to meet its obligations under both normal and stressed conditions.  GECC establishes a funding plan annually that is based on the projected asset size and cash needs of the Company, which over the past few years, has included our strategy to reduce our ending net investment in GE Capital. GECC relies on a diversified source of funding, including the unsecured term debt markets, the global commercial paper markets, deposits, secured funding, retail funding products, bank borrowings and securitizations to fund its balance sheet, in addition to cash generated through collection of principal, interest and other payments on the existing portfolio of loans and leases to fund its operating and interest expense costs.

(61)

Our 2013 GECC funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of long-term debt ($44.3 billion at December 31, 2012), through issuance of long-term debt and reissuance of commercial paper, cash on hand, collections of financing receivables exceeding originations, dispositions, asset sales, and deposits and other alternative sources of funding. Long-term maturities and early redemptions were $88 billion in 2012. Interest on borrowings is primarily repaid through interest earned on existing financing receivables. During 2012, GECC earned interest income on financing receivables of $21.0 billion, which more than offset interest expense of $11.7 billion.

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

GECC is a savings and loan holding company under U.S. law and became subject to Federal Reserve Board (FRB) supervision on July 21, 2011, the one-year anniversary of the Dodd-Frank Wall Street Reform and Consumer Protection Act (DFA). The FRB has recently finalized a regulation that requires certain organizations it supervises to submit annual capital plans for review, including institutions’ plans to make capital distributions, such as dividend payments. The applicability and timing of this proposed regulation to GECC is not yet determined; however, the FRB has indicated that it expects to extend these requirements to large savings and loan holding companies through separate rulemaking or by order. While GECC is not yet subject to this regulation, GECC’s capital allocation planning is still subject to FRB review. The FRB recently proposed regulations to revise and replace its current rules on capital adequacy and we have taken the proposed regulations into consideration in our current capital planning. The proposed regulations would apply to savings and loan holding companies like GECC. The transition period for achieving compliance with the proposed regulations following final adoption is unclear. As expected, the U.S. Financial Stability Oversight Council (FSOC) recently notified GECC that it is under consideration for a proposed determination as a nonbank systemically important financial institution (nonbank SIFI) under the DFA. While not final, such a determination would subject GECC to proposed enhanced supervisory standards.

Actions taken to strengthen and maintain our liquidity are described in the following section.

Liquidity Sources

We maintain liquidity sources that consist of cash and equivalents and a portfolio of high-quality, liquid investments and committed unused credit lines.

We have consolidated cash and equivalents of $77.4 billion at December 31, 2012, which is available to meet our needs.  Of this, approximately $16 billion is held at GE and approximately $62 billion is held at GECC.

In addition to our $77.4 billion of cash and equivalents, we have a centrally managed portfolio of high-quality, liquid investments at GECC with a fair value of $3.1 billion at December 31, 2012. This portfolio is used to manage liquidity and meet the operating needs of GECC under both normal and stress scenarios. The investments consist of unencumbered U.S. government securities, U.S. agency securities, securities guaranteed by the government, supranational securities, and a select group of non-U.S. government securities. We believe that we can readily obtain cash for these securities, even in stressed market conditions.

We have committed, unused credit lines totaling $48.2 billion that have been extended to us by 51 financial institutions at December 31, 2012. GECC can borrow up to $48.2 billion under all of these credit lines. GE can borrow up to $12.0 billion under certain of these credit lines. These lines include $30.3 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $17.9 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one or two years from the date of expiration of the lending agreement.

(62)

Cash and equivalents of $53.2 billion at December 31, 2012 are held outside of the U.S. Of this amount at year-end, $14.4 billion is indefinitely reinvested. Indefinitely reinvested cash held outside of the U.S. is available to fund operations and other growth of non- U.S. subsidiaries; it is also used to fund our needs in the U.S. on a short-term basis through short-term loans, without being subject to U.S. tax. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and the total of all such loans are required to be outstanding for less than 60 days during the year.

$1.8 billion of GE cash and equivalents is held in countries with currency controls that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. These funds are available to fund operations and growth in these countries and we do not currently anticipate a need to transfer these funds to the U.S.

At GECC, about $10 billion of cash and equivalents are in regulated banks and insurance entities and are subject to regulatory restrictions.

If we were to repatriate indefinitely reinvested cash held outside the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes.

Funding Plan

We have reduced our GE Capital ending net investment, excluding cash and equivalents, from $513 billion at January 1, 2009 to $419 billion at December 31, 2012.

During 2012, GE completed issuances of $7.0 billion of senior unsecured debt with maturities up to 30 years. GECC issued $33.9 billion of senior unsecured debt and $1.7 billion of secured debt (excluding securitizations described below) with maturities up to 40 years (and subsequent to December 31, 2012, an additional $13.1 billion). Average commercial paper borrowings for GECC and GE during the fourth quarter were $40.4 billion and $10.2 billion, respectively, and the maximum amounts of commercial paper borrowings outstanding for GECC and GE during the fourth quarter were $43.1 billion and $14.8 billion, respectively. GECC commercial paper maturities are funded principally through new commercial paper issuances and at GE are substantially repaid before quarter-end using indefinitely reinvested overseas cash which, as discussed above, is available for use in the U.S. on a short-term basis without being subject to U.S. tax.

Under the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP), the FDIC guaranteed certain senior, unsecured debt issued by GECC on or before October 31, 2009. As of December 31, 2012, our TLGP-guaranteed debt was fully repaid.

We securitize financial assets as an alternative source of funding. During 2012, we completed $15.8 billion of non-recourse issuances and had maturities and deconsolidations of $14.9 billion. At December 31, 2012, consolidated non-recourse borrowings were $30.1 billion.

We have deposit-taking capability at 12 banks outside of the U.S. and two banks in the U.S. – GE Capital Retail Bank, a Federal Savings Bank (FSB), and GE Capital Financial Inc., an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) in maturity terms from two months to ten years. On January 11, 2013, the FSB acquired the deposit business of MetLife Bank, N.A. This acquisition adds approximately $6.4 billion in deposits and an online banking platform.

Total alternative funding at December 31, 2012 was $101 billion, composed mainly of $46 billion of bank deposits, $30 billion of non-recourse securitization borrowings, $10 billion of funding secured by real estate, aircraft and other collateral and $8 billion of GE Interest Plus notes. The comparable amount at December 31, 2011 was $96 billion.

(63)

As a matter of general practice, we routinely evaluate the economic impact of calling debt instruments where GECC has the right to exercise a call.  In determining whether to call debt, we consider the economic benefit to GECC of calling debt, the effect of calling debt on GECC’s liquidity profile and other factors. In 2012, we called $8.6 billion of long-term debt, of which $4.5 billion was settled before year end.

Exchange rate and interest rate risks are managed with a variety of techniques, including match funding and selective use of derivatives. We use derivatives to mitigate or eliminate certain financial and market risks because we conduct business in diverse markets around the world and local funding is not always efficient. In addition, we use derivatives to adjust the debt we are issuing to match the fixed or floating nature of the assets we are originating. We apply strict policies to manage each of these risks, including prohibitions on speculative activities. Following is an analysis of the potential effects of changes in interest rates and currency exchange rates using so-called “shock” tests that seek to model the effects of shifts in rates.  Such tests are inherently limited based on the assumptions used (described further below) and should not be viewed as a forecast; actual effects would depend on many variables, including market factors and the composition of the Company’s assets and liabilities at that time.

•
It is our policy to minimize exposure to interest rate changes. We fund our financial investments using debt or a combination of debt and hedging instruments so that the interest rates of our borrowings match the expected interest rate profile on our assets. To test the effectiveness of our fixed rate positions, we assumed that, on January 1, 2013, interest rates increased by 100 basis points across the yield curve (a “parallel shift” in that curve) and further assumed that the increase remained in place for 2013. We estimated, based on the year-end 2012 portfolio and holding all other assumptions constant, that our 2013 consolidated net earnings would decline by less than $0.1 billion as a result of this parallel shift in the yield curve.

•
It is our policy to minimize currency exposures and to conduct operations either within functional currencies or using the protection of hedge strategies. We analyzed year-end 2012 consolidated currency exposures, including derivatives designated and effective as hedges, to identify assets and liabilities denominated in other than their relevant functional currencies. For such assets and liabilities, we then evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. This analysis indicated that our 2013 consolidated net earnings would decline by less than $0.1 billion as a result of such a shift in exchange rates.

Debt and Derivative Instruments, Guarantees and Covenants

Credit Ratings

On April 3, 2012, Moody’s Investors Service (Moody’s) announced that it had downgraded the senior unsecured debt rating of GE by one notch from Aa2 to Aa3 and the senior unsecured debt rating of GECC by two notches from Aa2 to A1. The ratings downgrade did not affect GE’s and GECC’s short-term funding ratings of P-1, which were affirmed by Moody’s.  Moody’s ratings outlook for GE and GECC is stable.  We did not experience any material operational, funding or liquidity impacts from this ratings downgrade. As of December 31, 2012, GE’s and GECC’s long-term unsecured debt ratings from Standard and Poor’s Ratings Service (S&P) were AA+ with a stable outlook and their short-term funding ratings from S&P were A-1+. We are disclosing these ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Although we currently do not expect a downgrade in the credit ratings, our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Substantially all GICs were affected by the downgrade and are more fully discussed in the Principal Debt and Derivative Conditions section. Additionally, there were other contracts affected by the downgrade with provisions requiring us to provide additional funding, post collateral and make other payments. The total cash and collateral impact of these contracts was less than $0.5 billion.

Principal Debt and Derivative Conditions

Certain of our derivative instruments can be terminated if specified credit ratings are not maintained and certain debt and derivatives agreements of other consolidated entities have provisions that are affected by these credit ratings.

(64)

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

Swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the long-term credit ratings of the applicable GE entity were to fall below A-/A3. In certain of these master agreements, the counterparty also has the ability to require termination if the short-term ratings of the applicable GE entity were to fall below A-1/P-1. The net derivative liability after consideration of netting arrangements, outstanding interest payments and collateral posted by us under these master agreements was estimated to be $0.3 billion at December 31, 2012. See Note 22 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Other debt and derivative agreements of consolidated entities include Trinity, which comprises two entities that hold investment securities, the majority of which are investment grade, and were funded by the issuance of GICs. These GICs included conditions under which certain holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3 or the short-term credit ratings fall below A-1+/P-1. The Trinity assets and liabilities are disclosed in note (a) on our Statement of Financial Position in the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Another consolidated entity also had issued GICs where proceeds are loaned to GECC. These GICs included conditions under which certain holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3. These obligations are included in long-term borrowings on our Statement of Financial Position in the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. These three consolidated entities ceased issuing GICs in 2010.

Following the April 3, 2012 Moody’s downgrade of GECC’s long-term credit rating to A1, substantially all of these GICs became redeemable by their holders. In 2012, holders of $2.4 billion in principal amount of GICs redeemed their holdings and GECC made related cash payments. The remaining outstanding GICs will continue to be subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GECC’s ratings, among other things.

Ratio of Earnings to Fixed Charges, Income Maintenance Agreement and Subordinated Debentures

GE provides implicit and explicit support to GECC through commitments, capital contributions and operating support. For example, and as discussed below, GE has committed to keep GECC’s ratio of earnings to fixed charges above a minimum level. In addition, GE has made a total of $15.0 billion of capital contributions to GECC in 2009 and 2008 to improve tangible capital and reduce leverage. GECC’s credit rating is higher than it would be on a stand-alone basis as a result of this financial support.

On March 28, 1991, GE entered into an agreement with GECC to make payments to GECC, constituting additions to pre-tax income under the agreement, to the extent necessary to cause the ratio of earnings to fixed charges of GECC and consolidated affiliates (determined on a consolidated basis) to be not less than 1.10:1 for the period, as a single aggregation, of each GECC fiscal year commencing with fiscal year 1991.  GECC’s ratio of earnings to fixed charges was 1.64:1 for 2012. No payment is required in 2013 pursuant to this agreement.

Any payment made under the Income Maintenance Agreement will not affect the ratio of earnings to fixed charges as determined in accordance with current SEC rules because it does not constitute an addition to pre-tax income under current U.S. GAAP.

In addition, in connection with certain subordinated debentures of GECC that may be classified as equity (hybrid debt), during events of default or interest deferral periods under such subordinated debentures, GECC has agreed not to declare or pay any dividends or distributions or make certain other payments with respect to its capital stock, and GE has agreed to promptly return any payments made to GE in violation of this agreement. There were $7.3 billion of such debentures outstanding at December 31, 2012. See Note 10 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(65)

Shareowners’ Equity

Effective with 2012 reporting, activity affecting shareowners’ equity is presented in two statements: the Consolidated Statement of Changes in Shareowners’ Equity and the Consolidated Statement of Comprehensive Income. The elements of other comprehensive income previously disclosed in the Consolidated Statement of Changes in Shareowners’ Equity are now presented in the new Consolidated Statement of Comprehensive Income, which combines those elements with net earnings.  An analysis of changes in the elements of shareowners’ equity, as presented in these two statements, follows.

GE shareowners’ equity increased by $6.6 billion in 2012, compared with a decrease of $2.5 billion in 2011 and an increase of $1.6 billion in 2010.

Net earnings increased GE shareowners' equity by $13.6 billion, $14.2 billion and $11.6 billion, partially offset by dividends declared of $7.4 billion, $7.5 billion (including $0.8 billion related to our preferred stock redemption) and $5.2 billion in 2012, 2011 and 2010, respectively.

Elements of accumulated other comprehensive income (AOCI) increased shareowners’ equity by $3.7 billion in 2012, compared with decreases of $6.1 billion in 2011 and $2.3 billion in 2010, respectively, inclusive of changes in accounting principles. The components of these changes are as follows:

•
Changes in AOCI related to benefit plans increased shareowners’ equity by $2.3 billion in 2012, primarily reflecting amortization of actuarial losses and prior service costs out of AOCI, higher asset values and changes to our principal retiree benefit plans, partially offset by lower discount rates used to measure pension and postretirement benefit obligations. This compared with a decrease of $7.0 billion and an increase of $1.1 billion in 2011 and 2010, respectively. The decrease in 2011 primarily reflected lower discount rates used to measure pension and postretirement benefit obligations and lower asset values, partially offset by amortization of actuarial losses and prior service costs out of AOCI. The increase in 2010 primarily reflected prior service cost and net actuarial loss amortization out of AOCI and higher fair value of plan assets, partially offset by lower discount rates used to measure pension and postretirement benefit obligations. Further information about changes in benefit plans is provided in Note 12 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

•
Changes in AOCI related to investment securities increased shareowners’ equity by $0.7 billion and $0.6 billion in 2012 and 2011, respectively, reflecting the effects of lower interest rates and improved market conditions on U.S. corporate securities, partially offset by adjustments to reflect the effect of the unrealized gains on insurance-related assets and equity. Investment securities increased shareowners’ equity by an insignificant amount in 2010. Further information about investment securities is provided in Note 3 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

•
Changes in AOCI related to the fair value of derivatives designated as cash flow hedges increased shareowners’ equity by $0.5 billion in 2012, primarily reflecting releases from AOCI contemporaneous with the earnings effects of the related hedged items, principally as an adjustment of interest expense on borrowings. Cash flow hedges increased shareowners’ equity by $0.1 billion and $0.5 billion in 2011 and 2010, respectively. Further information about the fair value of derivatives is provided in Note 22 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(66)

•
Changes in AOCI related to currency translation adjustments increased shareowners’ equity by $0.3 billion in 2012 and $0.2 billion in 2011 and decreased equity by $3.9 billion in 2010. Changes in currency translation adjustments reflect the effects of changes in currency exchange rates on our net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar. At year-end 2012, the U.S. dollar weakened against most major currencies, including the pound sterling and the euro, and strengthened against the Japanese yen resulting in increases in currency translation adjustments which were partially offset by releases from AOCI related to dispositions. At year-end 2011 and 2010, the dollar strengthened against most major currencies, including the pound sterling and the euro and weakened against the Australian dollar and the Japanese yen.

Noncontrolling interests included in shareowners’ equity increased $3.7 billion in 2012, principally as a result of the issuance of preferred stock by GECC. Noncontrolling interests decreased by $3.6 billion in 2011 and $2.6 billion in 2010, principally as a result of dispositions.

Statement of Cash Flows – Overview from 2010 through 2012

Consolidated cash and equivalents were $77.4 billion at December 31, 2012, a decrease of $7.1 billion from December 31, 2011. Cash and equivalents totaled $84.5 billion at December 31, 2011, an increase of $5.6 billion from December 31, 2010.

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

GE Cash Flows

GE cash and equivalents were $15.5 billion at December 31, 2012, compared with $8.4 billion at December 31, 2011. GE CFOA totaled $17.8 billion in 2012 compared with $12.1 billion and $14.7 billion in 2011 and 2010, respectively. With respect to GE CFOA, we believe that it is useful to supplement our GE Statement of Cash Flows and to examine in a broader context the business activities that provide and require cash.

GE CFOA increased $5.8 billion compared with 2011, primarily due to dividends paid by GECC of $6.4 billion. In 2011, GE CFOA decreased $2.7 billion compared with 2010, primarily due to the impact of the disposal of NBCU.

(In billions)	2012	2011	2010

Operating cash collections(a)	$105.4	$93.6	$98.2
Operating cash payments	(94.0)	(81.5)	(83.5)
Cash dividends from GECC	6.4	–	–
GE cash from operating activities (GE CFOA)(a)	$17.8	$12.1	$14.7

(a)
GE sells customer receivables to GECC in part to fund the growth of our industrial businesses. These transactions can result in cash generation or cash use. During any given period, GE receives cash from the sale of receivables to GECC. It also foregoes collection of cash on receivables sold. The incremental amount of cash received from sale of receivables in excess of the cash GE would have otherwise collected had those receivables not been sold, represents the cash generated or used in the period relating to this activity. The incremental cash generated in GE CFOA from selling these receivables to GECC increased GE CFOA by $1.9 billion in 2012, increased GE CFOA by $1.2 billion in 2011 and decreased GE CFOA by $0.4 billion in 2010. See Note 27 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report for additional information about the elimination of intercompany transactions between GE and GECC.

(67)

The most significant source of cash in GE CFOA is customer-related activities, the largest of which is collecting cash following a product or services sale. GE operating cash collections increased by $11.8 billion in 2012 and decreased by $4.6 billion in 2011. These changes are consistent with the changes in comparable GE operating segment revenues, including the impact of acquisitions, primarily at Power & Water and Oil & Gas. Analyses of operating segment revenues discussed in the preceding Segment Operations section are the best way of understanding our customer-related CFOA.

The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services. GE operating cash payments increased by $12.5 billion in 2012 and decreased by $2.0 billion in 2011. These changes are consistent with the changes in GE total costs and expenses, including the impact of acquisitions, primarily at Power & Water and Oil & Gas.

Dividends from GECC, including special dividends, represent the distribution of a portion of GECC retained earnings, and are distinct from cash from continuing operating activities within the financial services businesses. The amounts we show in GE CFOA are the total dividends, including special dividends from excess capital. Beginning in the second quarter of 2012, GECC restarted its dividend to GE. During 2012, GECC paid dividends of $1.9 billion and special dividends of $4.5 billion to GE. There were no dividends received from GECC in 2011 or 2010.

On October 9, 2012, GE issued $7.0 billion of notes impacting our cash flows from financing activities. On February 1, 2013, we repaid $5.0 billion of GE senior unsecured notes.

GECC Cash Flows

GECC cash and equivalents were $61.9 billion at December 31, 2012, compared with $76.7 billion at December 31, 2011. GECC CFOA totaled $22.0 billion for 2012, compared with cash from operating activities of $21.1 billion for the same period of 2011. This was primarily due to increases, compared to the prior year, in net cash collateral held from counterparties on derivative contracts of $1.7 billion, partially offset by decreases in accounts payable of $0.9 billion.

Consistent with our plan to reduce GECC asset levels, cash from investing activities was $14.5 billion in 2012, primarily resulting from a $5.4 billion reduction in financing receivables due to collections (which includes sales) exceeding originations, $4.7 billion related to net loan repayments from our equity method investments, proceeds from principal business dispositions of $2.9 billion and $2.8 billion from sales of real estate held for investment and equity method investments. These increases were partially offset by $5.7 billion of net purchases of equipment leased to others (ELTO).

GECC cash used for financing activities in 2012 of $52.5 billion related primarily to a $49.5 billion reduction in total borrowings, consisting primarily of net reductions in long-term borrowings and commercial paper, $6.5 billion of dividends paid to shareowners (including $0.1 billion paid to GECC preferred shareowners), and $2.0 billion of redemptions of guaranteed investment contracts at Trinity, partially offset by $4.0 billion of proceeds from the issuance of preferred stock and $2.4 billion of higher deposits at our banks.

GECC pays dividends to GE through a distribution of its retained earnings, including special dividends from proceeds of certain business sales.

Intercompany Eliminations

Effects of transactions between related companies are made on an arms-length basis, are eliminated and consist primarily of GECC dividends to GE; GE customer receivables sold to GECC; GECC services for trade receivables management and material procurement; buildings and equipment (including automobiles) leased between GE and GECC; information technology (IT) and other services sold to GECC by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GECC from third-party producers for lease to others; and various investments, loans and allocations of GE corporate overhead costs. For further information related to intercompany eliminations, see Note 27 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(68)

Contractual Obligations

As defined by reporting regulations, our contractual obligations for future payments as of December 31, 2012, follow.

	Payments due by period
					2018 and
(In billions)	Total	2013	2014-2015	2016-2017	thereafter

Borrowings and bank
deposits (Note 10)	$414.1	$139.2	$103.2	$60.9	$110.8
Interest on borrowings and
bank deposits	92.8	9.7	14.2	10.1	58.8
Purchase obligations(a)(b)	65.8	33.8	13.5	5.8	12.7
Insurance liabilities (Note 11)(c)	14.0	1.6	2.9	2.0	7.5
Operating lease obligations
(Note 19)	4.1	0.9	1.3	0.9	1.0
Other liabilities(d)	83.7	19.3	10.0	8.3	46.1
Contractual obligations of
discontinued operations(e)	1.9	1.9	–	–	–

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

(c)
Included contracts with reasonably determinable cash flows such as structured settlements, guaranteed investment contracts, and certain property and casualty contracts, and excluded long-term care, variable annuity and other life insurance contracts.

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

The assets we currently securitize include: receivables secured by equipment, credit card receivables, floorplan inventory receivables, GE trade receivables and other assets originated and underwritten by us in the ordinary course of business. The securitizations are funded with variable funding notes and term debt.

Substantially all of our securitization VIEs are consolidated because we are considered to be the primary beneficiary of the entity. Our interests in other VIEs for which we are not the primary beneficiary are accounted for as investment securities, financing receivables or equity method investments depending on the nature of our involvement.

At December 31, 2012, consolidated variable interest entity assets and liabilities were $48.4 billion and $32.9 billion, respectively, an increase of $1.7 billion and a decrease of $2.3 billion from 2011, respectively. Assets held by these entities are of equivalent credit quality to our other assets. We monitor the underlying credit quality in accordance with our role as servicer and apply rigorous controls to the execution of securitization transactions. With the exception of credit and liquidity support discussed below, investors in these entities have recourse only to the underlying assets.

(69)

At December 31, 2012, investments in unconsolidated VIEs, including our noncontrolling interest in PTL, were $12.6 billion, a decrease of $3.9 billion from 2011, primarily related to a decrease of $5.0 billion in PTL, partially offset by an increase of $1.0 billion in an investment in asset-backed securities issued by a senior secured loan fund. In addition to our existing investments, we have contractual obligations to fund additional investments in the unconsolidated VIEs to fund new asset origination. At December 31, 2012, these contractual obligations were $2.7 billion, a decrease of $1.6 billion from 2011.

We do not have implicit support arrangements with any VIE. We did not provide non-contractual support for previously transferred financing receivables to any VIE in either 2012 or 2011.

Critical Accounting Estimates

Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. Many of these estimates include determining fair value. All of these estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that the judgments and estimates described below could change, which may result in future impairments of investment securities, goodwill, intangibles and long-lived assets, incremental losses on financing receivables, increases in reserves for contingencies, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other effects. Also see Note 1 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, which discusses the significant accounting policies that we have selected from acceptable alternatives.

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. The method for calculating the best estimate of losses depends on the size, type and risk characteristics of the related financing receivable. Such an estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values (including housing price indices as applicable), and the present and expected future levels of interest rates. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions and are subject to the regulatory examination process, which can result in changes to our assumptions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that we will experience credit losses that are different from our current estimates. Write-offs in both our consumer and commercial portfolios can also reflect both losses that are incurred subsequent to the beginning of a fiscal year and information becoming available during that fiscal year which may identify further deterioration on exposures existing prior to the beginning of that fiscal year, and for which reserves could not have been previously recognized. Our risk management process includes standards and policies for reviewing major risk exposures and concentrations, and evaluates relevant data either for individual loans or financing leases, or on a portfolio basis, as appropriate.

Further information is provided in the Global Risk Management section and Financial Resources and Liquidity – Financing Receivables section of this Item, the Asset impairment section that follows and in Notes 1, 6 and 23 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(70)

Revenue recognition on long-term product services agreements requires estimates of profits over the multiple-year terms of such agreements, considering factors such as the frequency and extent of future monitoring, maintenance and overhaul events; the amount of personnel, spare parts and other resources required to perform the services; and future billing rate and cost changes. We routinely review estimates under product services agreements and regularly revise them to adjust for changes in outlook. We also regularly assess customer credit risk inherent in the carrying amounts of receivables and contract costs and estimated earnings, including the risk that contractual penalties may not be sufficient to offset our accumulated investment in the event of customer termination. We gain insight into future utilization and cost trends, as well as credit risk, through our knowledge of the installed base of equipment and the close interaction with our customers that comes with supplying critical services and parts over extended periods. Revisions that affect a product services agreement’s total estimated profitability result in an adjustment of earnings; such adjustments increased earnings by $0.4 billion in 2012, increased earnings by $0.4 billion in 2011 and decreased earnings by $0.2 billion in 2010. We provide for probable losses when they become evident.

Further information is provided in Notes 1 and 9 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Asset impairment assessment involves various estimates and assumptions as follows:

Investments. We regularly review investment securities for impairment using both quantitative and qualitative criteria. For debt securities, if we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether a credit loss exists, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Quantitative criteria include determining whether there has been an adverse change in expected future cash flows. For equity securities, our criteria include the length of time and magnitude of the amount that each security is in an unrealized loss position. Our other-than-temporary impairment reviews involve our finance, risk and asset management functions as well as the portfolio management and research capabilities of our internal and third-party asset managers. See Note 1 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, which discusses the determination of fair value of investment securities.

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

We recognized impairment losses on our operating lease portfolio of commercial aircraft of $0.2 billion and $0.3 billion in 2012 and 2011, respectively. Provisions for losses on financing receivables related to commercial aircraft were an insignificant amount for both 2012 and 2011.

Further information on impairment losses and our exposure to the commercial aviation industry is provided in the Operations – Overview section of this Item and in Notes 7 and 25 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Real Estate. We review the estimated value of our commercial real estate investments annually, or more frequently as conditions warrant. The cash flow estimates used for both estimating value and the recoverability analysis are inherently judgmental, and reflect current and projected lease profiles, available industry information about expected trends in rental, occupancy and capitalization rates and expected business plans, which include our estimated holding period for the asset. Our portfolio is diversified, both geographically and by asset type. However, the global real estate market is subject to periodic cycles that can cause significant fluctuations in market values. Based on the most recent valuation estimates available, the carrying value of our Real Estate investments exceeded their estimated value by about $1.1 billion. This amount is subject to variation dependent on the assumptions described above, changes in economic and market conditions and composition of our portfolio, including sales. Commercial real estate valuations have shown signs of improved stability and liquidity in certain markets, primarily in the U.S.; however, the pace of improvement varies significantly by asset class and market. Accordingly, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in the estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. When we recognize an impairment, the impairment is measured using the estimated fair value of the underlying asset, which is based upon cash flow estimates that reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rents and occupancy and is corroborated by external appraisals. During 2012, Real Estate recognized pre-tax impairments of $0.1 billion in its real estate held for investment, as compared to $1.2 billion in 2011. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized. Furthermore, significant judgment and uncertainty related to forecasted valuation trends, especially in illiquid markets, results in inherent imprecision in real estate value estimates. Further information is provided in the Global Risk Management and the All other assets sections of this Item and in Note 9 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(72)

Goodwill and Other Identified Intangible Assets. We test goodwill for impairment annually and more frequently if circumstances warrant. We determine fair values for each of the reporting units using an income approach. When available and appropriate, we use comparative market multiples to corroborate discounted cash flow results. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 8.0% to 13.0%. Valuations using the market approach reflect prices and other relevant observable information generated by market transactions involving comparable businesses.

Compared to the market approach, the income approach more closely aligns each reporting unit valuation to our business profile, including geographic markets served and product offerings. Required rates of return, along with uncertainty inherent in the forecasts of future cash flows, are reflected in the selection of the discount rate. Equally important, under this approach, reasonably likely scenarios and associated sensitivities can be developed for alternative future states that may not be reflected in an observable market price. A market approach allows for comparison to actual market transactions and multiples. It can be somewhat more limited in its application because the population of potential comparables is often limited to publicly traded companies where the characteristics of the comparative business and ours can be significantly different, market data is usually not available for divisions within larger conglomerates or non-public subsidiaries that could otherwise qualify as comparable, and the specific circumstances surrounding a market transaction (e.g., synergies between the parties, terms and conditions of the transaction, etc.) may be different or irrelevant with respect to our business. It can also be difficult, under certain market conditions, to identify orderly transactions between market participants in similar businesses. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately.

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

(73)

Accumulated and projected benefit obligations are measured as the present value of expected payments. We discount those cash payments using the weighted average of market-observed yields for high-quality fixed-income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension expense.

Our discount rates for principal pension plans at December 31, 2012, 2011 and 2010 were 3.96%, 4.21% and 5.28%, respectively, reflecting market interest rates.

To determine the expected long-term rate of return on pension plan assets, we consider current and target asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future long-term return expectations for our principal benefit plans’ assets, we formulate views on the future economic environment, both in the U.S. and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields and spreads, using both internal and external sources. We also take into account expected volatility by asset class and diversification across classes to determine expected overall portfolio results given current and target allocations. Assets in our principal pension plans earned 11.7% in 2012, and had average annual earnings of 7.2%, 6.1% and 8.9% per year in the 10-, 15- and 25-year periods ended December 31, 2012, respectively. These average historical returns were significantly affected by investment losses in 2008. Based on our analysis of future expectations of asset performance, past return results, and our current and target asset allocations, we have assumed an 8.0% long-term expected return on those assets for cost recognition in 2013 compared to 8.0% in both 2012 and 2011 and 8.5% in 2010.

Changes in key assumptions for our principal pension plans would have the following effects.

•
Discount rate – A 25 basis point increase in discount rate would decrease pension cost in the following year by $0.2 billion and would decrease the pension benefit obligation at year-end by about $2.0 billion.

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

(74)

Income Taxes. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rate on our global operations. In addition to local country tax laws and regulations, this rate depends on the extent earnings are indefinitely reinvested outside the United States. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the Company. At December 31, 2012 and 2011, approximately $108 billion and $102 billion of earnings, respectively, have been indefinitely reinvested outside the United States. Most of these earnings have been reinvested in active non-U.S. business operations, and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. We use our historical experience and our short- and long-range business forecasts to provide insight. Further, our global and diversified business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. Amounts recorded for deferred tax assets related to non-U.S. net operating losses, net of valuation allowances, were $4.8 billion at both December 31, 2012 and 2011, including $0.8 billion and $0.9 billion at December 31, 2012 and 2011, respectively, of deferred tax assets, net of valuation allowances, associated with losses reported in discontinued operations, primarily related to our loss on the sale of GE Money Japan. Such year-end 2012 amounts are expected to be fully recoverable within the applicable statutory expiration periods. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

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

At December 31, 2012, derivative assets and liabilities were $3.9 billion and $0.3 billion, respectively. Further information about our use of derivatives is provided in Notes 1, 9, 21 and 22 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

Further information is provided in Notes 2, 13 and 25 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(76)

Other Information

New Accounting Standards

In January 2013, the FASB issued amendments to existing standards for reporting comprehensive income. The amendments expand disclosures about amounts that are reclassified out of accumulated comprehensive income during the reporting period. The amendments do not change existing recognition and measurement requirements that determine net earnings and are effective for our first quarter 2013 reporting.

In January 2013, the Emerging Issues Task Force reached a final consensus that resolves conflicting guidance between ASC Subtopics 810-10, Consolidation, and 830-30, Foreign Currency Matters – Translation of Financial Statements, with regard to the release of currency translation adjustments in certain circumstances.  The Task Force concluded that release upon substantial liquidation applies to events occurring within a foreign entity and that the loss of control model applies to events related to investments in a foreign entity.  The revised guidance will apply prospectively to transactions or events occurring in fiscal years beginning after December 15, 2013.

In December 2011, the FASB issued amendments to existing disclosure requirements for assets and liabilities that are offset in the statement of financial position, which are effective for the first quarter of 2013. In January 2013, the FASB clarified the scope of the amendments to limit application of the disclosure requirements to derivatives, repurchase agreements, reverse purchase agreements, securities borrowing and securities lending transactions that are presented on a net basis in the statement of financial position or are permitted to be netted under agreements with counterparties. The amendments require expanded disclosures about gross and net amounts of instruments that fall within the scope of the amendment.

Research and Development

GE-funded research and development expenditures were $4.5 billion, $4.6 billion and $3.9 billion in 2012, 2011 and 2010, respectively. In addition, research and development funding from customers, principally the U.S. government, totaled $0.7 billion, $0.8 billion and $1.0 billion in 2012, 2011 and 2010, respectively. Aviation accounts for the largest share of GE’s research and development expenditures with funding from both GE and customer funds. Power & Water and Healthcare also made significant expenditures funded primarily by GE.

Orders and Backlog

GE infrastructure equipment orders increased 3% to $96.7 billion at December 31, 2012. Total GE infrastructure backlog increased 4% to $209.5 billion at December 31, 2012, composed of equipment backlog of $52.7 billion and services backlog of $156.8 billion. Orders constituting backlog may be cancelled or deferred by customers, subject in certain cases to penalties. See the Segment Operations section of this Item for further information.

(77)

Supplemental Information

Financial Measures that Supplement Generally Accepted Accounting Principles

We sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under U.S. Securities and Exchange Commission rules. Specifically, we have referred, in various sections of this Form 10-K Report, to:

•	Industrial cash flows from operating activities (Industrial CFOA)

•	Operating earnings, operating EPS, operating EPS excluding the effects of the 2011 preferred stock redemption and Industrial operating earnings

•	Operating and non-operating pension costs (income)

•	Industrial segment organic revenues

•	Average GE shareowners’ equity, excluding effects of discontinued operations

•	Ratio of debt to equity at GECC, net of cash and equivalents and with classification of hybrid debt as equity

•	GE Capital ending net investment (ENI), excluding cash and equivalents

•
GE pre-tax earnings from continuing operations, excluding GECC earnings from continuing operations, the corresponding effective tax rates and the reconciliation of the U.S. federal statutory income tax rate to GE effective tax rate, excluding GECC earnings

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

Industrial Cash Flows from Operating Activities (Industrial CFOA)

(In millions)	2012	2011	2010	2009	2008

Cash from GE's operating
activities, as reported	$17,826	$12,057	$14,746	$16,405	$19,138
Less dividends from GECC	6,426	–	–	–	2,351
Cash from GE's operating
activities, excluding dividends
from GECC (Industrial CFOA)	$11,400	$12,057	$14,746	$16,405	$16,787

(78)

We refer to cash generated by our industrial businesses as "Industrial CFOA," which we define as GE’s cash from continuing operating activities less the amount of dividends received by GE from GECC. This includes the effects of intercompany transactions, including GE customer receivables sold to GECC; GECC services for trade receivables management and material procurement; buildings and equipment (including automobiles) leased between GE and GECC; information technology (IT) and other services sold to GECC by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GECC from third-party producers for lease to others; and various investments, loans and allocations of GE corporate overhead costs. We believe that investors may find it useful to compare GE’s operating cash flows without the effect of GECC dividends, since these dividends are not representative of the operating cash flows of our industrial businesses and can vary from period-to-period based upon the results of the financial services businesses. Management recognizes that this measure may not be comparable to cash flow results of companies which contain both industrial and financial services businesses, but believes that this comparison is aided by the provision of additional information about the amounts of dividends paid by our financial services business and the separate presentation in our financial statements of the Financial Services (GECC) cash flows. We believe that our measure of Industrial CFOA provides management and investors with a useful measure to compare the capacity of our industrial operations to generate operating cash flows with the operating cash flows of other non-financial businesses and companies and as such provides a useful measure to supplement the reported GAAP CFOA measure.

Operating Earnings, Operating EPS and Operating EPS Excluding the Effects of the 2011 Preferred Stock Redemption

(In millions; except earnings per share)	2012	2011	2010

Earnings from continuing operations attributable to GE	$14,679	$14,227	$12,613
Adjustment (net of tax): non-operating pension costs (income)	1,386	688	(205)
Operating earnings	$16,065	$14,915	$12,408

Earnings per share – diluted(a)
Continuing earnings per share	$1.39	$1.24	$1.15
Adjustment (net of tax): non-operating pension costs (income)	0.13	0.06	(0.02)
Operating earnings per share	1.52	1.31	1.13

Less: Effects of the 2011 preferred stock redemption	–	0.08	–
Operating EPS excluding the effects of the 2011 preferred stock
redemption	$1.52	$1.38	$1.13

(a)	Earnings-per-share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.

(79)

Industrial Operating Earnings

(In millions)	2012

Earnings from continuing operations attributable to GE	$14,679
Adjustments (net of tax): non-operating pension costs (income)	1,386
Operating earnings	16,065

Less GECC earnings from continuing
operations attributable to the Company	7,401
Less effect of GECC preferred stock dividends	(123)

Operating earnings excluding GECC earnings
from continuing operations and the effect of GECC preferred stock dividends
(Industrial operating earnings)	$8,787

Industrial operating earnings as a percentage of
operating earnings	55%

Operating earnings excludes non-service related pension costs of our principal pension plans comprising interest cost, expected return on plan assets and amortization of actuarial gains/losses.  The service cost and prior service cost components of our principal pension plans are included in operating earnings.  We believe that these components of pension cost better reflect the ongoing service-related costs of providing pension benefits to our employees.  As such, we believe that our measure of operating earnings provides management and investors with a useful measure of the operational results of our business. Other components of GAAP pension cost are mainly driven by capital allocation decisions and market performance, and we manage these separately from the operational performance of our businesses.  Neither GAAP nor operating pension costs are necessarily indicative of the current or future cash flow requirements related to our pension plan.  We also believe that this measure, considered along with the corresponding GAAP measure, provides management and investors with additional information for comparison of our operating results to the operating results of other companies. We believe that presenting operating earnings separately for our industrial businesses also provides management and investors with useful information about the relative size of our industrial and financial services businesses in relation to the total company. We also believe that operating EPS excluding the effects of the $0.8 billion preferred dividend related to the redemption of our preferred stock (calculated as the difference between the carrying value and the redemption value of the preferred stock) is a meaningful measure because it increases the comparability of period-to-period results.

Operating and Non-Operating Pension Costs (Income)

(In millions)	2012	2011	2010

Service cost for benefits earned	$1,387	$1,195	$1,149
Prior service cost amortization	279	194	238
Operating pension costs	1,666	1,389	1,387

Expected return on plan assets	(3,768)	(3,940)	(4,344)
Interest cost on benefit obligations	2,479	2,662	2,693
Net actuarial loss amortization	3,421	2,335	1,336
Non-operating pension costs (income)	2,132	1,057	(315)

Total principal pension plans costs	$3,798	$2,446	$1,072

(80)

We have provided the operating and non-operating components of cost for our principal pension plans. Operating pension costs comprise the service cost of benefits earned and prior service cost amortization for our principal pension plans. Non-operating pension costs (income) comprise the expected return on plan assets, interest cost on benefit obligations and net actuarial loss amortization for our principal pension plans. We believe that the operating components of pension costs better reflect the ongoing service-related costs of providing pension benefits to our employees. We believe that the operating and non-operating components of cost for our principal pension plans, considered along with the corresponding GAAP measure, provide management and investors with additional information for comparison of our pension plan costs and operating results with the pension plan costs and operating results of other companies.

Industrial Segment Organic Revenues

(In millions)	2012	2011	V%

Consolidated revenues	$147,359	$147,288
Less GE Capital revenues	46,039	49,068
Less Corporate items and eliminations	(1,491)	2,995
Industrial segment revenues	102,811	95,225
Less the effects of:
Acquisitions, business dispositions
(other than dispositions of businesses
acquired for investment) and currency
exchange rates	972	1,112

Industrial revenues excluding the effects
of acquisitions, business dispositions
(other than dispositions of businesses
acquired for investment) and currency
exchange rates (industrial segment organic revenues)	$101,839	$94,113	8%

Organic revenue growth measures revenue excluding the effects of acquisitions, business dispositions and currency exchange rates. We believe that this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and currency exchange, which activities are subject to volatility and can obscure underlying trends. We also believe that presenting organic revenue growth separately for our industrial segments provides management and investors with useful information about the trends of our industrial businesses and enables a more direct comparison to other non-financial businesses and companies. Management recognizes that the term “organic revenue growth” may be interpreted differently by other companies and under different circumstances. Although this may have an effect on comparability of absolute percentage growth from company to company, we believe that these measures are useful in assessing trends of the respective business or companies and may therefore be a useful tool in assessing period-to-period performance trends.

(81)

Average GE Shareowners' Equity, Excluding Effects of Discontinued Operations(a)

December 31 (In millions)	2012	2011	2010	2009	2008

Average GE shareowners’
equity(b)	$120,411	$122,289	$116,179	$110,535	$113,387
Less the effects of the
average net investment in
discontinued operations	(478)	4,924	13,819	17,432	9,248
Average GE shareowners’
equity, excluding effects of
discontinued operations(a)	$120,889	$117,365	$102,360	$93,103	$104,139

(a)           Used for computing return on average GE shareowners’ equity and return on average total capital invested (ROTC).

(b)	On an annual basis, calculated using a five-point average.

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

December 31 (Dollars in millions)	2012	2011	2010

GECC debt	$397,300	$443,097	$470,520
Less cash and equivalents	61,941	76,702	60,257
Less hybrid debt	7,725	7,725	7,725
	$327,634	$358,670	$402,538

GECC equity	$81,890	$77,110	$68,984
Plus hybrid debt	7,725	7,725	7,725
	$89,615	$84,835	$76,709

Ratio	3.66:1	4.23:1	5.25:1

We have provided the GECC ratio of debt to equity on a basis that reflects the use of cash and equivalents to reduce debt, and with long-term debt due in 2066 and 2067 classified as equity. We believe that this is a useful comparison to a GAAP-based ratio of debt to equity because cash balances may be used to reduce debt and because this long-term debt has equity-like characteristics. The usefulness of this supplemental measure may be limited, however, as the total amount of cash and equivalents at any point in time may be different than the amount that could practically be applied to reduce outstanding debt, and it may not be advantageous or practical to replace certain long-term debt with equity. Despite these potential limitations, we believe that this measure, considered along with the corresponding GAAP measure, provides investors with additional information that may be more comparable to other financial institutions and businesses.

(82)

GE Capital Ending Net Investment (ENI), Excluding Cash and Equivalents
	December 31,	January 1,
(In billions)	2012	2009(a)

GECC total assets	$539.2	$661.0
Less assets of discontinued operations	1.1	25.1
Less non-interest bearing liabilities	57.6	85.4
GE Capital ENI	480.5	550.5
Less cash and equivalents	61.9	37.7
GE Capital ENI, excluding cash and equivalents	$418.6	$512.8

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

GE Pre-Tax Earnings from Continuing Operations, Excluding GECC Earnings from Continuing Operations and the Corresponding Effective Tax Rates

(Dollars in millions)	2012	2011	2010

GE earnings from continuing operations before income taxes	$16,852	$19,231	$15,156
Less GECC earnings from continuing operations	7,401	6,584	3,120
Total	$9,451	$12,647	$12,036

GE provision for income taxes	$2,013	$4,839	$2,024
GE effective tax rate, excluding GECC earnings	21.3%	38.3%	16.8%

Reconciliation of U.S. Federal Statutory Income Tax Rate to GE Effective Tax Rate, Excluding GECC Earnings
	2012	2011	2010

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Reduction in rate resulting from
Tax on global activities including exports	(7.6)	(7.9)	(13.5)
U.S. business credits	(1.2)	(2.3)	(2.8)
NBCU gain	–	14.9	–
All other – net	(4.9)	(1.4)	(1.9)
	(13.7)	3.3	(18.2)
GE effective tax rate, excluding GECC earnings	21.3%	38.3%	16.8%

We believe that the GE effective tax rate is best analyzed in relation to GE earnings before income taxes excluding the GECC net earnings from continuing operations, as GE tax expense does not include taxes on GECC earnings. Management believes that in addition to the Consolidated and GECC tax rates shown in Note 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, this supplemental measure provides investors with useful information as it presents the GE effective tax rate that can be used in comparing the GE results to other non-financial services businesses.

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

Comprehensive income The sum of Net Income and Other Comprehensive Income.  See “Other Comprehensive Income.”

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

Product services agreements Contractual commitments, with multiple-year terms, to provide specified services for products in our Power & Water, Oil & Gas, Aviation and Transportation installed base – for example, monitoring, maintenance, service and spare parts for a gas turbine/generator set installed in a customer’s power plant.

Productivity The rate of increased output for a given level of input, with both output and input measured in constant currency.

Progress collections Payments received on customer contracts before the related revenue is recognized.

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

Return on average GE shareowners’ equity Earnings from continuing operations before accounting changes divided by average GE shareowners’ equity, excluding effects of discontinued operations (on an annual basis, calculated using a five-point average). Average GE shareowners’ equity, excluding effects of discontinued operations, as of the end of each of the years in the five-year period ended December 31, 2012, is described in the Supplemental Information section.

Return on average total capital invested For GE, earnings from continuing operations before accounting changes plus the sum of after-tax interest and other financial charges and noncontrolling interests, divided by the sum of the averages of total shareowners’ equity (excluding effects of discontinued operations), borrowings, mandatorily redeemable preferred stock and noncontrolling interests (on an annual basis, calculated using a five-point average). Average total shareowners’ equity, excluding effects of discontinued operations as of the end of each of the years in the five-year period ended December 31, 2012, is described in the Supplemental Information section.

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

(86)

Subprime For purposes of Consumer-related discussion, subprime includes consumer finance products like mortgage, auto, cards, sales finance and personal loans to U.S. and global borrowers whose credit score implies a higher probability of default based upon GECC's proprietary scoring models and definitions, which add various qualitative and quantitative factors to a base credit score such as a FICO score or global bureau score. Although FICO and global bureau credit scores are a widely accepted rating of individual consumer creditworthiness, the internally modeled scores are more reflective of the behavior and default risks in the portfolio compared to stand-alone generic bureau scores.

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

Item 8. Financial Statements and Supplementary Data.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2012, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. Their report follows.

/s/ Jeffrey R. Immelt	/s/ Keith S. Sherin
Jeffrey R. Immelt	Keith S. Sherin
Chairman of the Board and Chief Executive Officer February 26, 2013	Vice Chairman and Chief Financial Officer

(87)

Report of Independent Registered Public Accounting Firm

To Shareowners and Board of Directors
of General Electric Company:

We have audited the accompanying statement of financial position of General Electric Company and consolidated affiliates (the “Company”) as of December 31, 2012 and 2011, and the related statements of earnings, comprehensive income, changes in shareowners’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of General Electric Company and consolidated affiliates as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

(88)

As discussed in Note 1 to the consolidated financial statements, in 2010 the Company changed its method of accounting for consolidation of variable interest entities.

Our audits of the consolidated financial statements were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The accompanying consolidating information appearing on pages 92, 95 and 97 is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations and cash flows of the individual entities. The consolidating information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

/s/ KPMG LLP

Stamford, Connecticut
February 26, 2013

(89)

Audited Financial Statements and Notes

Statement of Earnings		91
Consolidated Statement of Comprehensive Income		93
Consolidated Statement of Changes in Shareowners’ Equity		93
Statement of Financial Position		94
Statement of Cash Flows		96
Notes to Consolidated Financial Statements
1	Basis of Presentation and Summary of Significant Accounting Policies	98
2	Assets and Liabilities of Businesses Held for Sale and Discontinued Operations	111
3	Investment Securities	117
4	Current Receivables	121
5	Inventories	121
6	GECC Financing Receivables and Allowance for Losses on Financing Receivables	122
7	Property, Plant and Equipment	128
8	Goodwill and Other Intangible Assets	129
9	All Other Assets	133
10	Borrowings and Bank Deposits	134
11	Investment Contracts, Insurance Liabilities and Insurance Annuity Benefits	136
12	Postretirement Benefit Plans	136
13	All Other Liabilities	147
14	Income Taxes	148
15	Shareowners’ Equity	152
16	Other Stock-related Information	155
17	Other Income	158
18	GECC Revenues from Services	159
19	Supplemental Cost Information	159
20	Earnings Per Share Information	160
21	Fair Value Measurements	161
22	Financial Instruments	167
23	Supplemental Information About the Credit Quality of Financing Receivables
	and Allowance for Losses on Financing Receivables	172
24	Variable Interest Entities	183
25	Commitments and Guarantees	186
26	Supplemental Cash Flows Information	187
27	Intercompany Transactions	189
28	Operating Segments	189
29	Quarterly Information (unaudited)	193

(90)

Statement of Earnings
	General Electric Company
	and consolidated affiliates
For the years ended December 31 (In millions; per-share amounts in dollars)	2012	2011	2010

Revenues and other income
Sales of goods	$72,991	$66,875	$60,811
Sales of services	27,158	27,648	39,625
Other income (Note 17)	2,563	5,064	1,151
GECC earnings from continuing operations	–	–	–
GECC revenues from services (Note 18)	44,647	47,701	47,980
Total revenues and other income	147,359	147,288	149,567

Costs and expenses (Note 19)
Cost of goods sold	56,785	51,455	45,998
Cost of services sold	17,525	16,823	25,715
Interest and other financial charges	12,508	14,528	15,537
Investment contracts, insurance losses and
insurance annuity benefits	2,857	2,912	3,012
Provision for losses on financing
receivables (Notes 6 and 23)	3,891	3,951	7,085
Other costs and expenses	36,387	37,362	38,033
Total costs and expenses	129,953	127,031	135,380

Earnings from continuing operations
before income taxes	17,406	20,257	14,187
Benefit (provision) for income taxes (Note 14)	(2,504)	(5,738)	(1,039)
Earnings from continuing operations	14,902	14,519	13,148
Earnings (loss) from discontinued operations,
net of taxes (Note 2)	(1,038)	(76)	(969)
Net earnings	13,864	14,443	12,179
Less net earnings attributable to
noncontrolling interests	223	292	535
Net earnings attributable to the Company	13,641	14,151	11,644
Preferred stock dividends declared	–	(1,031)	(300)
Net earnings attributable to GE common
shareowners	$13,641	$13,120	$11,344

Amounts attributable to the Company
Earnings from continuing operations	$14,679	$14,227	$12,613
Earnings (loss) from discontinued operations,
net of taxes	(1,038)	(76)	(969)
Net earnings attributable to the Company	$13,641	$14,151	$11,644

Per-share amounts (Note 20)
Earnings from continuing operations
Diluted earnings per share	$1.39	$1.24	$1.15
Basic earnings per share	1.39	1.24	1.15

Net earnings
Diluted earnings per share	1.29	1.23	1.06
Basic earnings per share	1.29	1.24	1.06

Dividends declared per share	0.70	0.61	0.46

See Note 3 for other-than-temporary impairment amounts.

See accompanying notes

(91)

Statement of Earnings (Continued)

For the years ended December 31	GE(a)			GECC
(In millions; per-share amounts in dollars)	2012	2011	2010	2012	2011	2010

Revenues and other income
Sales of goods	$73,304	$67,012	$60,344	$119	$148	$533
Sales of services	27,571	28,024	39,875	–	–	–
Other income (Note 17)	2,657	5,270	1,285	–	–	–
GECC earnings from continuing operations	7,401	6,584	3,120	–	–	–
GECC revenues from services (Note 18)	–	–	–	45,920	48,920	49,323
Total revenues and other income	110,933	106,890	104,624	46,039	49,068	49,856

Costs and expenses (Note 19)
Cost of goods sold	57,118	51,605	45,563	99	135	501
Cost of services sold	17,938	17,199	25,965	–	–	–
Interest and other financial charges	1,353	1,299	1,600	11,697	13,866	14,510
Investment contracts, insurance losses and
insurance annuity benefits	–	–	–	2,984	3,059	3,197
Provision for losses on financing
receivables (Notes 6 and 23)	–	–	–	3,891	3,951	7,085
Other costs and expenses	17,672	17,556	16,340	19,413	20,447	22,412
Total costs and expenses	94,081	87,659	89,468	38,084	41,458	47,705

Earnings (loss) from continuing operations
before income taxes	16,852	19,231	15,156	7,955	7,610	2,151
Benefit (provision) for income taxes (Note 14)	(2,013)	(4,839)	(2,024)	(491)	(899)	985
Earnings from continuing operations	14,839	14,392	13,132	7,464	6,711	3,136
Earnings (loss) from discontinued operations,
net of taxes (Note 2)	(1,038)	(76)	(969)	(1,186)	(74)	(965)
Net earnings	13,801	14,316	12,163	6,278	6,637	2,171
Less net earnings attributable to
noncontrolling interests	160	165	519	63	127	16
Net earnings attributable to the Company	13,641	14,151	11,644	6,215	6,510	2,155
Preferred stock dividends declared	–	(1,031)	(300)	(123)	–	–
Net earnings attributable to GE common
shareowners	$13,641	$13,120	$11,344	$6,092	$6,510	$2,155

Amounts attributable to the Company
Earnings from continuing operations	$14,679	$14,227	$12,613	$7,401	$6,584	$3,120
Earnings (loss) from discontinued operations,
net of taxes	(1,038)	(76)	(969)	(1,186)	(74)	(965)
Net earnings attributable to the Company	$13,641	$14,151	$11,644	$6,215	$6,510	$2,155

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or financial services), which is presented on a one-line basis See Note 1.

In the consolidating data on this page, "GE" means the basis of consolidation as described in Note 1 to the consolidated financial statements; "GECC" means General Electric Capital Corporation and all of its affiliates and associated companies. Separate information is shown for "GE" and "GECC." Transactions between GE and GECC have been eliminated from the "General Electric Company and consolidated affiliates" columns on the prior page.

(92)

Consolidated Statement of Comprehensive Income

For the years ended December 31 (In millions)	2012	2011	2010

Net earnings	$13,864	$14,443	$12,179
Less: net earnings (loss) attributable to noncontrolling interests	223	292	535
Net earnings attributable to GE	$13,641	$14,151	$11,644

Other comprehensive income (loss)
Investment securities	$705	$608	$16
Currency translation adjustments	300	180	(3,876)
Cash flow hedges	453	118	505
Benefit plans	2,299	(7,040)	1,068
Other comprehensive income (loss)	3,757	(6,134)	(2,287)
Less: other comprehensive income (loss) attributable to noncontrolling interests	13	(15)	38
Other comprehensive income (loss) attributable to GE	$3,744	$(6,119)	$(2,325)

Comprehensive income	$17,621	$8,309	$9,892
Less: comprehensive income attributable to noncontrolling interests	236	277	573
Comprehensive income attributable to GE	$17,385	$8,032	$9,319

Amounts presented net of taxes. See Note 15 for further information about other comprehensive income and noncontrolling interests.

See accompanying notes.

Consolidated Statement of Changes in Shareowners' Equity

(In millions)	2012	2011	2010

GE shareowners' equity balance at January 1	$116,438	$118,936	$117,291
Increases from net earnings attributable to the Company	13,641	14,151	11,644
Dividends and other transactions with shareowners	(7,372)	(7,502)	(5,162)
Other comprehensive income (loss) attributable to GE	3,744	(6,119)	(2,325)
Net sales (purchases) of shares for treasury	(2,802)	169	300
Changes in other capital	(623)	(3,197)	(839)
Cumulative effect of changes in accounting principles(a)	–	–	(1,973)
Ending balance at December 31	123,026	116,438	118,936
Noncontrolling interests	5,444	1,696	5,262
Total equity balance at December 31	$128,470	$118,134	$124,198

See Note 15 for further information about changes in shareowners’ equity.

(a)
On January 1, 2010, we adopted amendments to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 860, Transfers and Servicing, and ASC 810, Consolidation, and recorded a cumulative effect adjustment. See Notes 15 and 24.

See accompanying notes.

(93)

Statement of Financial Position
	General Electric Company
	and consolidated affiliates
At December 31 (In millions, except share amounts)	2012	2011

Assets
Cash and equivalents	$77,356	$84,501
Investment securities (Note 3)	48,510	47,374
Current receivables (Note 4)	21,500	20,478
Inventories (Note 5)	15,374	13,792
Financing receivables – net (Notes 6 and 23)	258,028	279,918
Other GECC receivables	7,961	7,561
Property, plant and equipment – net (Note 7)	69,743	65,739
Investment in GECC	–	–
Goodwill (Note 8)	73,447	72,625
Other intangible assets – net (Note 8)	11,987	12,068
All other assets (Note 9)	100,076	111,701
Assets of businesses held for sale (Note 2)	211	711
Assets of discontinued operations (Note 2)	1,135	1,721
Total assets(a)	$685,328	$718,189

Liabilities and equity
Short-term borrowings (Note 10)	$101,392	$137,611
Accounts payable, principally trade accounts	15,675	16,400
Progress collections and price adjustments
accrued	10,877	11,349
Dividends payable	1,980	1,797
Other GE current liabilities	14,895	14,796
Non-recourse borrowings of consolidated
securitization entities (Note 10)	30,123	29,258
Bank deposits (Note 10)	46,461	43,115
Long-term borrowings (Note 10)	236,084	243,459
Investment contracts, insurance liabilities
and insurance annuity benefits (Note 11)	28,268	29,774
All other liabilities (Note 13)	68,676	70,653
Deferred income taxes (Note 14)	(75)	(131)
Liabilities of businesses held for sale (Note 2)	157	345
Liabilities of discontinued operations (Note 2)	2,345	1,629
Total liabilities(a)	556,858	600,055

GECC preferred stock (40,000 and 0 shares outstanding at
year-end 2012 and 2011, respectively)	–	–
Common stock (10,405,625,000 and 10,573,017,000
shares outstanding at year-end 2012 and
2011, respectively)	702	702
Accumulated other comprehensive income attributable to GE(b)
Investment securities	677	(30)
Currency translation adjustments	412	133
Cash flow hedges	(722)	(1,176)
Benefit plans	(20,597)	(22,901)
Other capital	33,070	33,693
Retained earnings	144,055	137,786
Less common stock held in treasury	(34,571)	(31,769)

Total GE shareowners’ equity	123,026	116,438
Noncontrolling interests(c)	5,444	1,696
Total equity (Notes 15 and 16)	128,470	118,134

Total liabilities and equity	$685,328	$718,189

(a)
Our consolidated assets at December 31, 2012 include total assets of $46,064 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets include net financing receivables of $40,287 million and investment securities of $3,419 million. Our consolidated liabilities at December 31, 2012 include liabilities of certain VIEs for which the VIE creditors do not have recourse to GE. These liabilities include non-recourse borrowings of consolidated securitization entities (CSEs) of $29,123 million. See Note 24.

(b)	The sum of accumulated other comprehensive income attributable to GE was $(20,230) million and $(23,974) million at December 31, 2012 and 2011, respectively.

(c)	Included accumulated other comprehensive income attributable to noncontrolling interests of $(155) million and $(168) million at December 31, 2012 and 2011, respectively.

See accompanying notes.

(94)

Statement of Financial Position (Continued)

	GE(a)		GECC
At December 31 (In millions, except share amounts)	2012	2011	2012	2011

Assets
Cash and equivalents	$15,509	$8,382	$61,941	$76,702
Investment securities (Note 3)	74	18	48,439	47,359
Current receivables (Note 4)	10,872	11,807	–	–
Inventories (Note 5)	15,295	13,741	79	51
Financing receivables – net (Notes 6 and 23)	–	–	268,951	288,847
Other GECC receivables	–	–	13,988	13,390
Property, plant and equipment – net (Note 7)	16,033	14,283	53,673	51,419
Investment in GECC	77,930	77,110	–	–
Goodwill (Note 8)	46,143	45,395	27,304	27,230
Other intangible assets – net (Note 8)	10,700	10,522	1,294	1,546
All other assets (Note 9)	37,936	36,675	62,217	75,612
Assets of businesses held for sale (Note 2)	–	–	211	711
Assets of discontinued operations (Note 2)	9	52	1,126	1,669
Total assets	$230,501	$217,985	$539,223	$584,536

Liabilities and equity
Short-term borrowings (Note 10)	$6,041	$2,184	$95,940	$136,333
Accounts payable, principally trade accounts	14,259	14,209	6,277	7,239
Progress collections and price adjustments
accrued	10,877	11,349	–	–
Dividends payable	1,980	1,797	–	–
Other GE current liabilities	14,896	14,796	–	–
Non-recourse borrowings of consolidated
securitization entities (Note 10)	–	–	30,123	29,258
Bank deposits (Note 10)	–	–	46,461	43,115
Long-term borrowings (Note 10)	11,428	9,405	224,776	234,391
Investment contracts, insurance liabilities
and insurance annuity benefits (Note 11)	–	–	28,696	30,198
All other liabilities (Note 13)	53,093	53,826	16,050	17,334
Deferred income taxes (Note 14)	(5,946)	(7,183)	5,871	7,052
Liabilities of businesses held for sale (Note 2)	–	–	157	345
Liabilities of discontinued operations (Note 2)	70	158	2,275	1,471
Total liabilities	106,698	100,541	456,626	506,736

GECC preferred stock (40,000 and 0 shares outstanding at
year-end 2012 and 2011, respectively)	–	–	–	–
Common stock (10,405,625,000 and 10,573,017,000
shares outstanding at year-end 2012 and 2011, respectively)	702	702	–	–
Accumulated other comprehensive income attributable to GE
Investment securities	677	(30)	673	(33)
Currency translation adjustments	412	133	(131)	(399)
Cash flow hedges	(722)	(1,176)	(746)	(1,101)
Benefit plans	(20,597)	(22,901)	(736)	(563)
Other capital	33,070	33,693	31,586	27,628
Retained earnings	144,055	137,786	51,244	51,578
Less common stock held in treasury	(34,571)	(31,769)	–	–

Total GE shareowners’ equity	123,026	116,438	81,890	77,110
Noncontrolling interests	777	1,006	707	690
Total equity (Notes 15 and 16)	123,803	117,444	82,597	77,800

Total liabilities and equity	$230,501	$217,985	$539,223	$584,536

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or financial services), which is presented on a one-line basis. See Note 1.

In the consolidating data on this page, "GE" means the basis of consolidation as described in Note 1 to the consolidated financial statements; "GECC" means General Electric Capital Corporation and all of its affiliates and associated companies. Separate information is shown for “GE” and “GECC.” Transactions between GE and GECC have been eliminated from the “General Electric Company and consolidated affiliates” columns on the prior page.

(95)

Statement of Cash Flows
	General Electric Company and consolidated affiliates
For the years ended December 31 (In millions)	2012	2011	2010
Cash flows – operating activities
Net earnings	$13,864	$14,443	$12,179
Less net earnings attributable to noncontrolling interests	223	292	535
Net earnings attributable to the Company	13,641	14,151	11,644
(Earnings) loss from discontinued operations	1,038	76	969
Adjustments to reconcile net earnings attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property,
plant and equipment	9,346	9,185	9,786
Earnings from continuing operations retained by GECC	–	–	–
Deferred income taxes	(1,171)	(203)	930
Decrease (increase) in GE current receivables	(774)	(714)	(60)
Decrease (increase) in inventories	(1,274)	(1,168)	342
Increase (decrease) in accounts payable	(424)	1,235	883
Increase (decrease) in GE progress collections	(920)	(1,146)	(1,243)
Provision for losses on GECC financing receivables	3,891	3,951	7,085
All other operating activities	7,899	7,255	5,921
Cash from (used for) operating activities – continuing
operations	31,252	32,622	36,257
Cash from (used for) operating activities – discontinued
operations	79	737	(133)
Cash from (used for) operating activities	31,331	33,359	36,124

Cash flows – investing activities
Additions to property, plant and equipment	(15,126)	(12,650)	(9,800)
Dispositions of property, plant and equipment	6,200	5,896	7,208
Net decrease (increase) in GECC financing receivables	6,872	14,630	21,758
Proceeds from sales of discontinued operations	227	8,950	2,510
Proceeds from principal business dispositions	3,618	8,877	3,062
Payments for principal businesses purchased	(1,456)	(11,202)	(1,212)
All other investing activities	11,064	6,095	10,262
Cash from (used for) investing activities – continuing
operations	11,399	20,596	33,788
Cash from (used for) investing activities – discontinued
operations	(97)	(714)	(1,352)
Cash from (used for) investing activities	11,302	19,882	32,436

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	(2,231)	5,951	(1,228)
Net increase (decrease) in bank deposits	2,432	6,748	4,603
Newly issued debt (maturities longer than 90 days)	63,019	43,847	47,643
Repayments and other reductions (maturities longer
than 90 days)	(103,942)	(85,706)	(99,933)
Proceeds from issuance of GECC preferred stock	3,960	–	–
Repayment of preferred stock	–	(3,300)	–
Net dispositions (purchases) of GE shares for treasury	(4,164)	(1,456)	(1,263)
Dividends paid to shareowners	(7,189)	(6,458)	(4,790)
Purchases of subsidiary shares from noncontrolling interests	–	(4,578)	(2,633)
All other financing activities	(2,959)	(1,867)	(3,648)
Cash from (used for) financing activities – continuing
operations	(51,074)	(46,819)	(61,249)
Cash from (used for) financing activities – discontinued
operations	–	(44)	(337)
Cash from (used for) financing activities	(51,074)	(46,863)	(61,586)
Effect of exchange rate changes on cash and equivalents	1,278	(841)	(333)
Increase (decrease) in cash and equivalents	(7,163)	5,537	6,641
Cash and equivalents at beginning of year	84,622	79,085	72,444
Cash and equivalents at end of year	77,459	84,622	79,085
Less cash and equivalents of discontinued operations
at end of year	103	121	142
Cash and equivalents of continuing operations
at end of year	$77,356	$84,501	$78,943
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(12,717)	$(15,571)	$(17,132)
Cash recovered (paid) during the year for income taxes	(3,237)	(2,919)	(2,671)

See accompanying notes.

(96)

Statement of Cash Flows (Continued)
	GE(a)			GECC
For the years ended December 31 (In millions)	2012	2011	2010	2012	2011	2010
Cash flows – operating activities
Net earnings	$13,801	$14,316	$12,163	$6,278	$6,637	$2,171
Less net earnings attributable to noncontrolling interests	160	165	519	63	127	16
Net earnings attributable to the Company	13,641	14,151	11,644	6,215	6,510	2,155
(Earnings) loss from discontinued operations	1,038	76	969	1,186	74	965
Adjustments to reconcile net earnings attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property,
plant and equipment	2,291	2,068	2,034	7,055	7,117	7,752
Earnings from continuing operations retained by GECC(b)	(975)	(6,584)	(3,120)	–	–	–
Deferred income taxes	(294)	(327)	(377)	(877)	124	1,307
Decrease (increase) in GE current receivables	1,210	(390)	(963)	–	–	–
Decrease (increase) in inventories	(1,204)	(1,122)	409	(27)	15	5
Increase (decrease) in accounts payable	158	1,938	1,052	(867)	50	(116)
Increase (decrease) in GE progress collections	(920)	(1,146)	(1,158)	–	–	–
Provision for losses on GECC financing receivables	–	–	–	3,891	3,951	7,085
All other operating activities	2,881	3,393	4,256	5,392	3,282	2,482
Cash from (used for) operating activities – continuing
operations	17,826	12,057	14,746	21,968	21,123	21,635
Cash from (used for) operating activities – discontinued
operations	–	–	–	79	737	(133)
Cash from (used for) operating activities	17,826	12,057	14,746	22,047	21,860	21,502

Cash flows – investing activities
Additions to property, plant and equipment	(3,937)	(2,957)	(2,418)	(11,886)	(9,882)	(7,674)
Dispositions of property, plant and equipment	–	–	–	6,200	5,896	7,208
Net decrease (increase) in GECC financing receivables	–	–	–	5,383	14,370	23,046
Proceeds from sales of discontinued operations	–	–	–	227	8,950	2,510
Proceeds from principal business dispositions	540	6,254	1,721	2,863	2,623	1,171
Payments for principal businesses purchased	(1,456)	(11,152)	(653)	–	(50)	(559)
All other investing activities	(564)	(384)	(550)	11,701	7,301	9,960
Cash from (used for) investing activities – continuing
operations	(5,417)	(8,239)	(1,900)	14,488	29,208	35,662
Cash from (used for) investing activities – discontinued
operations	–	–	–	(97)	(714)	(1,352)
Cash from (used for) investing activities	(5,417)	(8,239)	(1,900)	14,391	28,494	34,310

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	(890)	1,058	(671)	(1,401)	4,393	(652)
Net increase (decrease) in bank deposits	–	–	–	2,432	6,748	4,603
Newly issued debt (maturities longer than 90 days)	6,961	177	9,474	55,841	43,267	37,971
Repayments and other reductions (maturities longer
than 90 days)	(34)	(270)	(2,554)	(103,908)	(85,436)	(97,379)
Proceeds from issuance of GECC preferred stock	–	–	–	3,960	–	–
Repayment of preferred stock	–	(3,300)	–	–	–	–
Net dispositions (purchases) of GE shares for treasury	(4,164)	(1,456)	(1,263)	–	–	–
Dividends paid to shareowners	(7,189)	(6,458)	(4,790)	(6,549)	–	–
Purchases of subsidiary shares from noncontrolling
interests	–	(4,303)	(2,000)	–	(275)	(633)
All other financing activities	32	(75)	(330)	(2,868)	(1,792)	(3,318)
Cash from (used for) financing activities – continuing
operations	(5,284)	(14,627)	(2,134)	(52,493)	(33,095)	(59,408)
Cash from (used for) financing activities – discontinued
operations	–	–	–	–	(44)	(337)
Cash from (used for) financing activities	(5,284)	(14,627)	(2,134)	(52,493)	(33,139)	(59,745)
Effect of exchange rate changes on cash and equivalents	2	(50)	(125)	1,276	(791)	(208)
Increase (decrease) in cash and equivalents	7,127	(10,859)	10,587	(14,779)	16,424	(4,141)
Cash and equivalents at beginning of year	8,382	19,241	8,654	76,823	60,399	64,540
Cash and equivalents at end of year	15,509	8,382	19,241	62,044	76,823	60,399
Less cash and equivalents of discontinued operations
at end of year	–	–	–	103	121	142
Cash and equivalents of continuing operations
at end of year	$15,509	$8,382	$19,241	$61,941	$76,702	$60,257
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(545)	$(553)	$(731)	$(12,172)	$(15,018)	$(16,401)
Cash recovered (paid) during the year for income taxes	(2,987)	(2,303)	(2,775)	(250)	(616)	104

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or financial services), which is presented on a one-line basis. See Note 1.
(b)	Represents GECC earnings from continuing operations attributable to the Company, net of GECC dividends paid to GE.

In the consolidating data on this page, "GE" means the basis of consolidation as described in Note 1 to the consolidated financial statements; "GECC" means General Electric Capital Corporation and all of its affiliates and associated companies. Separate information is shown for “GE” and “GECC.” Transactions between GE and GECC have been eliminated from the “General Electric Company and consolidated affiliates” columns on the prior page and are discussed in Note 27.

(97)

Notes to Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Financial data and related measurements are presented in the following categories:

GE – This represents the adding together of all affiliates other than General Electric Capital Corporation (GECC), whose continuing operations are presented on a one-line basis, giving effect to the elimination of transactions among such affiliates.

GECC – This represents the adding together of all affiliates of GECC, giving effect to the elimination of transactions among such affiliates.

Consolidated – This represents the adding together of GE and GECC, giving effect to the elimination of transactions between GE and GECC.

Operating Segments – These comprise our eight businesses, focused on the broad markets they serve: Power & Water, Oil & Gas, Energy Management, Aviation, Healthcare, Transportation, Home & Business Solutions and GE Capital. Prior-period information has been reclassified to be consistent with how we managed our businesses in 2012.

(98)

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

Our financial services segment, GE Capital, comprises the continuing operations of GECC, which includes the run-off insurance operations previously held and managed in GECS. Unless otherwise indicated, references to GECC and the GE Capital segment in this Form 10-K Report relate to the entity or segment as they exist subsequent to the February 22, 2012 merger.

As previously announced, effective October 1, 2012, we reorganized our former Energy Infrastructure segment into three segments – Power & Water, Oil & Gas and Energy Management and began reporting these as separate segments beginning with this Form 10-K Report. We also reorganized our Home & Business Solutions segment by transferring our Intelligent Platforms business to Energy Management.

The effects of translating to U.S. dollars the financial statements of non-U.S. affiliates whose functional currency is the local currency are included in shareowners’ equity. Asset and liability accounts are translated at year-end exchange rates, while revenues and expenses are translated at average rates for the respective periods.

Preparing financial statements in conformity with U.S. GAAP requires us to make estimates based on assumptions about current, and for some estimates future, economic and market conditions (for example, unemployment, market liquidity, the real estate market, etc.), which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that in 2013 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in future impairments of investment securities, goodwill, intangibles and long-lived assets, incremental losses on financing receivables, establishment of valuation allowances on deferred tax assets and increased tax liabilities.

Sales of Goods and Services

We record all sales of goods and services only when a firm sales agreement is in place, delivery has occurred or services have been rendered and collectibility of the fixed or determinable sales price is reasonably assured.

(99)

Arrangements for the sale of goods and services sometimes include multiple components. Most of our multiple component arrangements involve the sale of goods and services in the Healthcare segment. Our arrangements with multiple components usually involve an upfront deliverable of large machinery or equipment and future service deliverables such as installation, commissioning, training or the future delivery of ancillary products. In most cases, the relative values of the undelivered components are not significant to the overall arrangement and are typically delivered within three to six months after the core product has been delivered. In such agreements, selling price is determined for each component and any difference between the total of the separate selling prices and total contract consideration (i.e., discount) is allocated pro rata across each of the components in the arrangement. The value assigned to each component is objectively determined and obtained primarily from sources such as the separate selling price for that or a similar item or from competitor prices for similar items. If such evidence is not available, we use our best estimate of selling price, which is established consistent with the pricing strategy of the business and considers product configuration, geography, customer type, and other market specific factors.

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

We recognize revenue on agreements for sales of goods and services under power generation unit and uprate contracts, nuclear fuel assemblies, larger oil drilling equipment projects, aeroderivative unit contracts, military development contracts, locomotive production contracts, and long-term construction projects, using long-term construction and production contract accounting. We estimate total long-term contract revenue net of price concessions as well as total contract costs. For goods sold under power generation unit and uprate contracts, nuclear fuel assemblies, aeroderivative unit contracts, military development contracts and locomotive production contracts, we recognize sales as we complete major contract-specified deliverables, most often when customers receive title to the goods or accept the services as performed. For larger oil drilling equipment projects and long-term construction projects, we recognize sales based on our progress towards contract completion measured by actual costs incurred in relation to our estimate of total expected costs. We measure long-term contract revenues by applying our contract-specific estimated margin rates to incurred costs. We routinely update our estimates of future costs for agreements in process and report any cumulative effects of such adjustments in current operations. We provide for any loss that we expect to incur on these agreements when that loss is probable.

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

(100)

We sell product services under long-term product maintenance or extended warranty agreements in our Aviation, Power & Water, Oil & Gas and Transportation segments, where costs of performing services are incurred on other than a straight-line basis. We also sell product services in our Healthcare segment, where such costs generally are expected to be on a straight-line basis. For the Aviation, Power & Water, Oil & Gas and Transportation agreements, we recognize related sales based on the extent of our progress towards completion measured by actual costs incurred in relation to total expected costs. We routinely update our estimates of future costs for agreements in process and report any cumulative effects of such adjustments in current operations. For the Healthcare agreements, we recognize revenues on a straight-line basis and expense related costs as incurred. We provide for any loss that we expect to incur on any of these agreements when that loss is probable.

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

GECC Revenues from Services (Earned Income)

We use the interest method to recognize income on loans. Interest on loans includes origination, commitment and other non-refundable fees related to funding (recorded in earned income on the interest method). We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due, and at that time, previously recognized interest income that was accrued but not collected from the borrower is reversed, unless the terms of the loan agreement permit capitalization of accrued interest to the principal balance. Although we stop accruing interest in advance of payments, we recognize interest income as cash is collected when appropriate, provided the amount does not exceed that which would have been earned at the historical effective interest rate; otherwise, payments received are applied to reduce the principal balance of the loan.

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

(101)

Depreciation and Amortization

The cost of GE manufacturing plant and equipment is depreciated over its estimated economic life. U.S. assets are depreciated using an accelerated method based on a sum-of-the-years digits formula; non-U.S. assets are generally depreciated on a straight-line basis.

The cost of GECC equipment leased to others on operating leases is depreciated on a straight-line basis to estimated residual value over the lease term or over the estimated economic life of the equipment.

The cost of GECC acquired real estate investments is depreciated on a straight-line basis to the estimated salvage value over the expected useful life or the estimated proceeds upon sale of the investment at the end of the expected holding period if that approach produces a higher measure of depreciation expense.

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

Losses on Financing Receivables

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. The method for calculating the best estimate of losses depends on the size, type and risk characteristics of the related financing receivable. Such an estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values (including housing price indices as applicable), and the present and expected future levels of interest rates. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions and are subject to the regulatory examination process, which can result in changes to our assumptions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that we will experience credit losses that are different from our current estimates. Write-offs are deducted from the allowance for losses when we judge the principal to be uncollectible and subsequent recoveries are added to the allowance at the time cash is received on a written-off account.

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

(102)

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

Our consumer loan portfolio consists of smaller-balance, homogeneous loans, including credit card receivables, installment loans, auto loans and leases and residential mortgages. We collectively evaluate each portfolio for impairment quarterly. The allowance for losses on these receivables is established through a process that estimates the probable losses inherent in the portfolio based upon statistical analyses of portfolio data. These analyses include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with other analyses that reflect current trends and conditions. We also consider our historical loss experience to date based on actual defaulted loans and overall portfolio indicators including nonearning loans, trends in loan volume and lending terms, credit policies and other observable environmental factors such as unemployment rates and home price indices.

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

(103)

Measurement of the loss on our impaired commercial loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of collateral, net of expected selling costs, if the loan is determined to be collateral dependent. We determine whether a loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. Our review process can often result in reserves being established in advance of a modification of terms or designation as a TDR. After providing for specific incurred losses, we then determine an allowance for losses that have been incurred in the balance of the portfolio but cannot yet be identified to a specific loan or lease. This estimate is based upon various statistical analyses considering historical and projected default rates and loss severity and aging, as well as our view on current market and economic conditions. It is prepared by each respective line of business. For Real Estate, this includes assessing the probability of default and the loss given default based on loss history of our portfolio for loans with similar loan metrics and attributes.

We consider multiple factors in evaluating the adequacy of our allowance for losses on Real Estate financing receivables, including loan-to-value ratios, collateral values at the individual loan level, debt service coverage ratios, delinquency status, and economic factors including interest rate and real estate market forecasts. In addition to evaluating these factors, we deem a Real Estate loan to be impaired if its projected loan-to-value ratio at maturity is in excess of 100%, even if the loan is currently paying in accordance with its contractual terms. Substantially all of the loans in the Real Estate portfolio are considered collateral dependent and are measured for impairment based on the fair value of collateral. If foreclosure is deemed probable or if repayment is dependent solely on the sale of collateral, we also include estimated selling costs in our reserve. Collateral values for our Real Estate loans are determined based upon internal cash flow estimates discounted at an appropriate rate and corroborated by external appraisals, as appropriate. Collateral valuations are routinely monitored and updated annually, or more frequently for changes in collateral, market and economic conditions. Further discussion on determination of fair value is in the Fair Value Measurements section below.

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

(104)

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

Write-offs on larger balance impaired commercial loans are based on amounts deemed uncollectible and are reviewed quarterly. Write-offs are determined based on the consideration of many factors, such as expectations of the workout plan or restructuring of the loan, valuation of the collateral and the prioritization of our claim in bankruptcy. Write-offs are recognized against the allowance for losses at the earlier of transaction confirmation (e.g., discounted pay-off, restructuring, foreclosure, etc.) or not later than 360 days after initial recognition of a specific reserve for a collateral dependent loan. If foreclosure is probable, the write-off is determined based on the fair value of the collateral less costs to sell. Smaller balance, homogeneous commercial loans are written off at the earlier of when deemed uncollectible or at 180 days past due.

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

(105)

For debt securities, if we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether we do not expect to recover the amortized cost basis of the security, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. We also evaluate quantitative criteria including determining whether there has been an adverse change in expected future cash flows. If we do not expect to recover the entire amortized cost basis of the security, we consider the security to be other-than-temporarily impaired, and we record the difference between the security’s amortized cost basis and its recoverable amount in earnings and the difference between the security’s recoverable amount and fair value in other comprehensive income. If we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, the security is also considered other-than-temporarily impaired and we recognize the entire difference between the security’s amortized cost basis and its fair value in earnings. For equity securities, we consider the length of time and magnitude of the amount that each security is in an unrealized loss position. If we do not expect to recover the entire amortized cost basis of the security, we consider the security to be other-than-temporarily impaired, and we record the difference between the security’s amortized cost basis and its fair value in earnings.

Realized gains and losses are accounted for on the specific identification method. Unrealized gains and losses on investment securities classified as trading and certain retained interests are included in earnings.

Inventories

All inventories are stated at the lower of cost or realizable values. Cost for a significant portion of GE U.S. inventories is determined on a last-in, first-out (LIFO) basis. Cost of other GE inventories is determined on a first-in, first-out (FIFO) basis. LIFO was used for 37% and 38% of GE inventories at December 31, 2012 and 2011, respectively. GECC inventories consist of finished products held for sale; cost is determined on a FIFO basis.

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

GECC Investment Contracts, Insurance Liabilities and Insurance Annuity Benefits

Certain entities, which we consolidate, provide guaranteed investment contracts, primarily to states, municipalities and municipal authorities.

Our insurance activities also include providing insurance and reinsurance for life and health risks and providing certain annuity products. Two primary product groups are provided: traditional insurance contracts and investment contracts. Insurance contracts are contracts with significant mortality and/or morbidity risks, while investment contracts are contracts without such risks.

(106)

For short-duration insurance contracts, including accident and health insurance, we report premiums as earned income over the terms of the related agreements, generally on a pro-rata basis. For traditional long-duration insurance contracts including long-term care, term, whole life and annuities payable for the life of the annuitant, we report premiums as earned income when due.

Premiums received on investment contracts (including annuities without significant mortality risk) are not reported as revenues but rather as deposit liabilities. We recognize revenues for charges and assessments on these contracts, mostly for mortality, contract initiation, administration and surrender. Amounts credited to policyholder accounts are charged to expense.

Liabilities for traditional long-duration insurance contracts represent the present value of such benefits less the present value of future net premiums based on mortality, morbidity, interest and other assumptions at the time the policies were issued or acquired. Liabilities for investment contracts equal the account value, that is, the amount that accrues to the benefit of the contract or policyholder including credited interest and assessments through the financial statement date. For guaranteed investment contracts, the liability is also adjusted as a result of fair value hedging activity.

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

(107)

Recurring Fair Value Measurements

The following sections describe the valuation methodologies we use to measure different financial instruments at fair value on a recurring basis.

Investments in Debt and Equity Securities. When available, we use quoted market prices to determine the fair value of investment securities, and they are included in Level 1. Level 1 securities primarily include publicly traded equity securities.

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

We use non-binding broker quotes and other third-party pricing services as our primary basis for valuation when there is limited, or no, relevant market activity for a specific instrument or for other instruments that share similar characteristics. We have not adjusted the prices we have obtained. Investment securities priced using non-binding broker quotes and other third-party pricing services are included in Level 3. As is the case with our primary pricing vendor, third-party brokers and other third party-pricing services do not provide access to their proprietary valuation models, inputs and assumptions. Accordingly, our risk management personnel conduct reviews of vendors, as applicable, similar to the reviews performed of our primary pricing vendor. In addition, we conduct internal reviews of pricing for all such investment securities quarterly to ensure reasonableness of valuations used in our financial statements. These reviews are designed to identify prices that appear stale, those that have changed significantly from prior valuations, and other anomalies that may indicate that a price may not be accurate. Based on the information available, we believe that the fair values provided by the brokers and other third-party pricing services are representative of prices that would be received to sell the assets at the measurement date (exit prices).

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

(108)

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

The following sections describe the valuation methodologies we use to measure financial and non-financial instruments accounted for at fair value on a non-recurring basis and for certain assets within our pension plans and retiree benefit plans at each reporting period, as applicable.

Loans. When available, we use observable market data, including pricing on recent closed market transactions, to value loans that are included in Level 2.  When this data is unobservable, we use valuation methodologies using current market interest rate data adjusted for inherent credit risk, and such loans are included in Level 3.  When appropriate, loans may be valued using collateral values (see Long-Lived Assets below).

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

(109)

Accounting Changes

On January 1, 2012, we adopted FASB Accounting Standards Update (ASU) 2011-05, an amendment to ASC 220, Comprehensive Income. ASU 2011-05 introduced a new statement, the Consolidated Statement of Comprehensive Income. The amendments affect only the display of those components of equity categorized as other comprehensive income and do not change existing recognition and measurement requirements that determine net earnings.

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

On January 1, 2011, we adopted FASB ASU 2009-13 and ASU 2009-14, amendments to ASC 605, Revenue Recognition and ASC 985, Software, respectively, (ASU 2009-13 &14). ASU 2009-13 requires the allocation of consideration to separate components of an arrangement based on the relative selling price of each component. ASU 2009-14 requires certain software-enabled products to be accounted for under the general accounting standards for multiple component arrangements. These amendments were effective for new revenue arrangements entered into or materially modified on or subsequent to January 1, 2011.

Although the adoption of these amendments eliminated the allocation of consideration using residual values, which was applied primarily in our Healthcare segment, the overall impact of adoption was insignificant to our financial statements. In addition, there are no significant changes to the number of components or the pattern and timing of revenue recognition following adoption.

On July 1, 2011, we adopted FASB ASU 2011-02, an amendment to ASC 310, Receivables. This ASU provides guidance for determining whether the restructuring of a debt constitutes a TDR and requires that such actions be classified as a TDR when there is both a concession and the debtor is experiencing financial difficulties. The amendment also clarifies guidance on a creditor’s evaluation of whether it has granted a concession. The amendment applies to restructurings that have occurred subsequent to January 1, 2011. As a result of adopting these amendments on July 1, 2011, we have classified an additional $271 million of financing receivables as TDRs and have recorded an increase of $77 million to our allowance for losses on financing receivables.  See Note 23.

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

(110)

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

In the second quarter of 2012, we committed to sell a portion of our Business Properties portfolio (Business Property) in Real Estate, including certain commercial loans, the origination and servicing platforms and the servicing rights on loans previously securitized by GECC. We completed the sale of Business Property on October 1, 2012 for proceeds of $2,406 million. We deconsolidated substantially all Real Estate securitization entities in the fourth quarter of 2012 as servicing rights related to these entities were transferred to the buyer at closing.

Summarized financial information for businesses held for sale is shown below.

December 31 (In millions)	2012	2011

Assets
Cash and equivalents	$74	$149
Financing receivables – net	47	412
Property, plant and equipment – net	31	81
Other	59	69
Assets of businesses held for sale	$211	$711

Liabilities
Short-term borrowings	$138	$252
Other	19	93
Liabilities of businesses held for sale	$157	$345

NBCU

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

(111)

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

At December 31, 2012 and December 31, 2011, the carrying amount of our equity investment in NBCU LLC was $18,887 million and $17,955 million, respectively, reported in the “All other assets” caption in our Statement of Financial Position. At December 31, 2012 and December 31, 2011, deferred tax liabilities related to our NBCU LLC investment were $4,937 million and $4,699 million, respectively, and were reported in the “Deferred income taxes” caption in our Statement of Financial Position.

On February 12, 2013, we entered into an agreement with Comcast to sell our remaining 49% common equity interest in NBCU LLC. In connection with this transaction, we expect to receive a total consideration of approximately $16.7 billion, consisting of $12.0 billion in cash, $4.0 billion in Comcast guaranteed debt and $0.7 billion of preferred stock. The $4.0 billion of debt and the $0.7 billion of preferred shares will both be issued by a wholly-owned subsidiary of Comcast. In addition, GE will no longer be responsible for certain deferred taxes and Comcast will be obligated to share with us potential tax savings associated with Comcast’s purchase of our NBCU LLC interest. GECC also entered into a transaction to sell real estate comprising certain floors located at 30 Rockefeller Center, New York and the CNBC property located in Englewood Cliffs, New Jersey to affiliates of NBCU for $1.4 billion in cash. Both transactions are subject to customary closing conditions and we expect to close by the end of the first quarter of 2013.

Discontinued Operations

Discontinued operations primarily comprised GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), BAC Credomatic GECF Inc. (BAC) (our Central American bank and card business), our U.S. recreational vehicle and marine equipment financing business (Consumer RV Marine), Consumer Mexico, Consumer Singapore, our Consumer home lending operations in Australia and New Zealand (Australian Home Lending) and Consumer Ireland. Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

Summarized financial information for discontinued operations is shown below.

(112)

(In millions)	2012	2011	2010

Operations
Total revenues and other income (expense)	$(485)	$329	$2,060

Earnings (loss) from discontinued operations
before income taxes	$(612)	$(189)	$114
Benefit (provision) for income taxes	169	91	101
Earnings (loss) from discontinued operations,
net of taxes	$(443)	$(98)	$215

Disposal
Gain (loss) on disposal before income taxes	$(792)	$(329)	$(1,420)
Benefit (provision) for income taxes	197	351	236
Gain (loss) on disposal, net of taxes	$(595)	$22	$(1,184)

Earnings (loss) from discontinued operations,
net of taxes(a)	$(1,038)	$(76)	$(969)

(a)
The sum of GE industrial earnings (loss) from discontinued operations, net of taxes, and GECC earnings (loss) from discontinued operations, net of taxes, is reported as GE earnings (loss) from discontinued operations, net of taxes, on the Statement of Earnings.

December 31 (In millions)	2012	2011

Assets
Cash and equivalents	$103	$121
Financing receivables – net	3	521
Other	1,029	1,079
Assets of discontinued operations	$1,135	$1,721

Liabilities
Deferred income taxes	$372	$205
Other	1,973	1,424
Liabilities of discontinued operations	$2,345	$1,629

Assets at December 31, 2012 and December 31, 2011, primarily comprised cash, financing receivables and a deferred tax asset for a loss carryforward, which expires principally in 2017 and in part in 2019, related to the sale of our GE Money Japan business.

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

(113)

Overall, excess interest refund claims experience has developed unfavorably. We believe that the level of excess interest refund claims has been affected by the challenging global economic conditions over the last few years, in addition to the financial status of other Japanese personal lenders and consumer behavior. In 2010, a large independent personal loan company in Japan filed for bankruptcy, which precipitated a significant amount of publicity surrounding excess interest refund claims in the Japanese marketplace, along with substantial ongoing legal advertising. These factors led to substantial increases in claims in 2010 and early 2011 and significant volatility in claims patterns. We recorded a provision of $630 million during 2012, including $286 million in the fourth quarter, as a result of an excess of claims activity over our previous estimates and revisions to our assumptions about the level of future claim activity. At December 31, 2012, our reserve for these claims was $700 million. In determining reserve levels, we consider analyses of recent and historical claims experience, as well as pending and estimated future refund requests, adjusted for the estimated percentage of customers who present valid requests and associated estimated payments. We determined our reserve assuming the pace of incoming claims will decelerate, that average exposure per claim remains consistent with recent experience, and that we continue to see the impact of loss mitigation efforts. Since our disposition of the business, incoming claims have continued to decline, however, it is highly variable and difficult to predict the pace and pattern of that decline and such assumptions have a significant effect on the total amount of our liability. Holding all other assumptions constant, an adverse change of 20% and 50% in assumed incoming daily claim rate reduction (resulting in an extension of the claim period and higher incoming claims), would result in an increase to our reserve of approximately $75 million and $400 million, respectively. We continue to closely monitor and evaluate claims activity.

Based on the uncertainties discussed above, and considering other environmental factors in Japan, including the runoff status of the underlying book of business, challenging economic conditions, the impact of laws and regulations (including consideration of proposed legislation that could impose a framework for collective legal action proceedings), and the financial status of other local personal lending companies, it is difficult to develop a meaningful estimate of the aggregate possible claims exposure. These uncertainties and factors could have an adverse effect on claims development.

GE Money Japan losses from discontinued operations, net of taxes, were $649 million, $238 million and $1,671 million in 2012, 2011 and 2010, respectively.

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

Pending repurchase claims based upon representations and warranties made in connection with loan sales were $5,357 million at December 31, 2012, $705 million at December 31, 2011 and $347 million at December 31, 2010. Pending claims represent those active repurchase claims that identify the specific loans tendered for repurchase and, for each loan, the alleged breach of a representation or warranty. As such, they do not include unspecified repurchase claims, such as the Litigation Claims discussed below. WMC believes that these types of unspecified repurchase claims do not meet the substantive and procedural requirements for tender under the governing agreements or are otherwise invalid. The amounts reported in pending claims reflect the purchase price or unpaid principal balances of the loans at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. Historically, a small percentage of the total loans WMC originated and sold have qualified as “validly tendered,” meaning the loans sold did not satisfy contractual obligations. The volume of claims since the second quarter of 2012 reflects increased industry-wide activity by securitization trustees and investors in residential mortgage-backed securities (RMBS) issued in 2006 and 2007, and, WMC believes, reflect applicable statutes of limitations considerations.

Reserves related to WMC pending claims were $633 million at December 31, 2012, reflecting an increase to reserves

(114)

in the fourth quarter of 2012 of $25 million due to higher pending claims. The amount of these reserves is based upon pending and estimated future loan repurchase requests and WMC’s historical loss experience on loans tendered for repurchase. Given the significant recent activity in pending claims and related litigation filed in connection with such claims, it is difficult to assess whether future losses will be consistent with WMC’s past experience. Adverse changes to WMC’s assumptions supporting the reserve for pending and estimated future repurchase claims may result in an increase to these reserves. For example, a 50% increase to the estimate of future loan repurchase requests and a 100% increase to the estimated loss rate on loans tendered, would result in an increase to the reserves of approximately $700 million.

WMC is a party to 15 lawsuits involving repurchase claims on loans included in 12 securitizations in which the adverse parties are securitization trustees or parties claiming to act on their behalf, four of which were initiated by WMC.  In eight of these lawsuits, the adverse parties allege that WMC is contractually required to repurchase mortgage loans beyond those included in WMC’s previously discussed pending claims at December 31, 2012 (Litigation Claims).  These Litigation Claims consist of sampling-based claims in two cases on approximately $900 million of mortgage loans  and, in the other six cases, claims for repurchase or damages based on the alleged failure to provide notice of defective loans, breach of a corporate representation and warranty, and/or non-specific claims for rescissionary damages on approximately $3,100 million of mortgage loans. These claims reflect the purchase price or unpaid principal balances of the loans at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. As noted above, WMC believes that the Litigation Claims are disallowed by the governing agreements and applicable law. As a result, WMC has not included the Litigation Claims in its pending claims or in its estimates of future loan repurchase requests and holds no related reserve as of December 31, 2012.

At this point, WMC is unable to develop a meaningful estimate of reasonably possible loss in connection with the Litigation Claims described above due to a number of factors, including the extent to which courts will agree with the theories supporting the Litigation Claims. Specifically, while several courts in cases not involving WMC have supported some of those theories, other courts have rejected them. In addition, WMC lacks experience resolving such claims, and there are few public industry settlements that may serve as benchmarks to estimate a reasonably possible loss.  An adverse court decision allowing plaintiffs to pursue such claims could increase WMC’s exposure in some or all of the 15 lawsuits and result in additional claims and lawsuits. However, WMC believes that it has defenses to all the claims asserted in litigation, including causation and materiality requirements, limitations on remedies for breach of representations and warranties, and the applicable statutes of limitations. To the extent WMC is required to repurchase loans, WMC’s loss also would be affected by several factors, including pay downs, accrued interest and fees, and the value of the underlying collateral.  It is not possible to predict the outcome or impact of these defenses and other factors, any one of which could materially affect the amount of any loss ultimately incurred by WMC on these claims.

WMC has also received unspecified indemnification demands from depositors/underwriters/sponsors of RMBS in connection with lawsuits brought by RMBS investors to which WMC is not a party. WMC believes that it has strong defenses to these demands.

The reserve estimates reflect judgment, based on currently available information, and a number of assumptions, including economic conditions, claim activity, pending and threatened litigation and indemnification demands, estimated repurchase rates, and other activity in the mortgage industry. Actual losses arising from claims against WMC could exceed the reserve amount if actual claim rates, governmental actions, litigation and indemnification activity, actual repurchase rates or losses WMC incurs on repurchased loans differ from its assumptions. It is difficult to develop a meaningful estimate of aggregate possible claims exposure because of uncertainties surrounding economic conditions, the ability and propensity of mortgage holders to present valid claims, governmental actions, mortgage industry activity, as well as pending and threatened litigation and indemnification demands against WMC.

WMC revenues and other income (expense) from discontinued operations were $(500) million, $(42) million and $(4) million in 2012, 2011 and 2010, respectively. In total, WMC’s losses from discontinued operations, net of taxes, were $337 million, $34 million and $7 million in 2012, 2011 and 2010, respectively.

(115)

Other Financial Services

In the first quarter of 2012, we announced the planned disposition of Consumer Ireland and classified the business as discontinued operations. We completed the sale in the third quarter of 2012 for proceeds of $227 million. Consumer Ireland revenues and other income (expense) from discontinued operations were $7 million, $13 million and $25 million in 2012, 2011 and 2010, respectively. Consumer Ireland losses from discontinued operations, net of taxes, were $195 million (including a $121 million loss on disposal), $153 million and $96 million in 2012, 2011 and 2010, respectively.

In the second quarter of 2011, we entered into an agreement to sell our Australian Home Lending operations and classified it as discontinued operations. As a result, we recognized an after-tax loss of $148 million in 2011.  We completed the sale in the third quarter of 2011 for proceeds of approximately $4,577 million.  Australian Home Lending revenues and other income (expense) from discontinued operations were $4 million, $250 million and $510 million in 2012, 2011 and 2010, respectively. Australian Home Lending earnings (loss) from discontinued operations, net of taxes, were $6 million, $(65) million and $70 million in 2012, 2011 and 2010, respectively.

In the first quarter of 2011, we entered into an agreement to sell our Consumer Singapore business for $692 million. The sale was completed in the second quarter of 2011 and resulted in the recognition of a gain on disposal, net of taxes, of $319 million. Consumer Singapore revenues and other income (expense) from discontinued operations were an insignificant amount, $30 million and $108 million in 2012, 2011 and 2010, respectively. Consumer Singapore earnings from discontinued operations, net of taxes, were $2 million, $333 million and $36 million in 2012, 2011 and 2010, respectively.

In 2010, we sold our interest in BAC and recognized an after-tax gain of $780 million. BAC revenues and total earnings from discontinued operations, net of taxes, were $983 million and $854 million, respectively, in 2010.

In the fourth quarter of 2010, we entered into agreements to sell our Consumer RV Marine portfolio and Consumer Mexico business. The Consumer RV Marine and Consumer Mexico dispositions were completed during the first quarter and the second quarter of 2011, respectively, for proceeds of $2,365 million and $1,943 million, respectively. Consumer RV Marine revenues and other income (expense) from discontinued operations were $1 million, $11 million and $210 million in 2012, 2011 and 2010, respectively. Consumer RV Marine earnings (loss) from discontinued operations, net of taxes, were an insignificant amount, $2 million and $(99) million in 2012, 2011 and 2010, respectively. Consumer Mexico revenues and other income (expense) from discontinued operations were $2 million, $67 million and $228 million in 2012, 2011 and 2010, respectively. Consumer Mexico earnings (loss) from discontinued operations, net of taxes, were $(12) million, $30 million and $(59) million in 2012, 2011 and 2010, respectively.

GE Industrial

GE industrial earnings (loss) from discontinued operations, net of taxes, were $148 million, $(2) million and $(4) million in 2012, 2011 and 2010, respectively. During the third quarter of 2012, we resolved with the Internal Revenue Service the tax treatment of the 2007 disposition of our Plastics business, resulting in a tax benefit of $148 million. The sum of GE industrial earnings (loss) from discontinued operations, net of taxes, and GECC earnings (loss) from discontinued operations, net of taxes, is reported as GE industrial earnings (loss) from discontinued operations, net of taxes, on the Statement of Earnings.

(116)

NOTE 3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale. These comprise mainly investment grade debt securities supporting obligations to annuitants, policyholders and holders of guaranteed investment contracts (GICs) in our run-off insurance operations and Trinity, investment securities at our treasury operations and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries. We do not have any securities classified as held-to-maturity.

	2012				2011
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
December 31 (In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

GE
Debt
U.S. corporate	$39	$–	$–	$39	$–	$–	$–	$–
Corporate - non-U.S.	6	–	–	6	–	–	–	–
Equity
Available-for-sale	26	–	–	26	18	–	–	18
Trading	3	–	–	3	–	–	–	–
	74	–	–	74	18	–	–	18
GECC
Debt
U.S. corporate	20,233	4,201	(302)	24,132	20,748	3,432	(410)	23,770
State and municipal	4,084	575	(113)	4,546	3,027	350	(143)	3,234
Residential mortgage-
backed(a)	2,198	183	(119)	2,262	2,711	184	(286)	2,609
Commercial mortgage-backed	2,930	259	(95)	3,094	2,913	162	(247)	2,828
Asset-backed	5,784	31	(77)	5,738	5,102	32	(164)	4,970
Corporate - non-U.S.	2,391	150	(126)	2,415	2,414	126	(207)	2,333
Government - non-U.S.	1,617	149	(3)	1,763	2,488	129	(86)	2,531
U.S. government and federal
agency	3,462	103	–	3,565	3,974	84	–	4,058
Retained interests	76	7	–	83	25	10	–	35
Equity
Available-for-sale	513	86	(3)	596	713	75	(38)	750
Trading	245	–	–	245	241	–	–	241
	43,533	5,744	(838)	48,439	44,356	4,584	(1,581)	47,359
Eliminations	(3)	–	–	(3)	(3)	–	–	(3)
Total	$43,604	$5,744	$(838)	$48,510	$44,371	$4,584	$(1,581)	$47,374

(a)
Substantially collateralized by U.S. mortgages. Of our total RMBS portfolio at December 31, 2012, $1,441 million relates to securities issued by government-sponsored entities and $821 million relates to securities of private label issuers. Securities issued by private label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.

The fair value of investment securities increased to $48,510 million at December 31, 2012, from $47,374 million at December 31, 2011, primarily due to the impact of lower interest rates and improved market conditions.

(117)

The following tables present the estimated fair values and gross unrealized losses of our available-for-sale investment securities.

	In loss position for
	Less than 12 months			12 months or more
		Gross			Gross
	Estimated	unrealized		Estimated	unrealized
December 31 (In millions)	fair value	losses	(a)	fair value	losses	(a)

2012
Debt
U.S. corporate	$434	$(7)		$813	$(295)
State and municipal	146	(2)		326	(111)
Residential mortgage-backed	98	(1)		691	(118)
Commercial mortgage-backed	37	–		979	(95)
Asset-backed	18	(1)		658	(76)
Corporate - non-U.S.	167	(8)		602	(118)
Government - non-U.S.	201	(1)		37	(2)
U.S. government and federal agency	–	–		–	–
Retained interests	3	–		–	–
Equity	26	(3)		–	–
Total	$1,130	$(23)		$4,106	$(815)

2011
Debt
U.S. corporate	$1,435	$(241)		$836	$(169)
State and municipal	87	(1)		307	(142)
Residential mortgage-backed	219	(9)		825	(277)
Commercial mortgage-backed	244	(23)		1,320	(224)
Asset-backed	100	(7)		850	(157)
Corporate - non-U.S.	330	(28)		607	(179)
Government - non-U.S.	906	(5)		203	(81)
U.S. government and federal agency	502	–		–	–
Retained interests	–	–		–	–
Equity	440	(38)		–	–
Total	$4,263	$(352)		$4,948	$(1,229)

(a)	Includes gross unrealized losses at December 31, 2012 of $(157) million related to securities that had other-than-temporary impairments previously recognized.

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

Substantially all of our U.S. corporate debt securities are rated investment grade by the major rating agencies. We evaluate U.S. corporate debt securities based on a variety of factors, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. In the event a U.S. corporate debt security is deemed to be other-than-temporarily impaired, we isolate the credit portion of the impairment by comparing the present value of our expectation of cash flows to the amortized cost of the security. We discount the cash flows using the original effective interest rate of the security.

(118)

The vast majority of our RMBS have investment grade credit ratings from the major rating agencies and are in a senior position in the capital structure of the deal. Of our total RMBS at December 31, 2012 and 2011, approximately $471 million and $515 million, respectively, relate to residential subprime credit, primarily supporting our guaranteed investment contracts. These are collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. In addition, of the total residential subprime credit exposure at December 31, 2012 and 2011, approximately $219 million and $277 million, respectively, was insured by Monoline insurers (Monolines) on which we continue to place reliance.

Our commercial mortgage-backed securities (CMBS) portfolio is collateralized by both diversified pools of mortgages that were originated for securitization (conduit CMBS) and pools of large loans backed by high-quality properties (large loan CMBS), a majority of which were originated in 2007 and 2006. The vast majority of the securities in our CMBS portfolio have investment grade credit ratings and the vast majority of the securities are in a senior position in the capital structure.

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

During 2012, we recorded pre-tax, other-than-temporary impairments of $193 million, of which $141 million was recorded through earnings ($39 million relates to equity securities) and $52 million was recorded in accumulated other comprehensive income (AOCI). At January 1, 2012, cumulative impairments recognized in earnings associated with debt securities still held were $726 million. During 2012, we recognized first-time impairments of $27 million and incremental charges on previously impaired securities of $40 million. These amounts included $219 million related to securities that were subsequently sold.

During 2011, we recorded pre-tax, other-than-temporary impairments of $467 million, of which $387 million was recorded through earnings ($81 million relates to equity securities) and $80 million was recorded in AOCI. At January 1, 2011, cumulative impairments recognized in earnings associated with debt securities still held were $500 million. During 2011, we recognized first-time impairments of $58 million and incremental charges on previously impaired securities of $230 million. These amounts included $62 million related to securities that were subsequently sold.

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

(119)

Contractual Maturities of Investment in Available-for-Sale Debt Securities (Excluding
Mortgage-Backed and Asset-Backed Securities)
	Amortized	Estimated
(In millions)	cost	fair value

Due in
2013	$1,937	$1,960
2014-2017	7,191	7,204
2018-2022	4,803	5,304
2023 and later	17,901	21,998

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

(In millions)	2012	2011	2010

GE
Gains	$-	$-	$-
Losses, including impairments	(1)	-	-
Net	(1)	-	-
GECC	-	-	-
Gains	177	205	190
Losses, including impairments	(211)	(402)	(281)
Net	(34)	(197)	(91)
Total	$(35)	$(197)	$(91)

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

Proceeds from investment securities sales and early redemptions by issuers totaled $12,745 million, $15,606 million and $16,238 million in 2012, 2011 and 2010, respectively, principally from the sales of short-term securities in our bank subsidiaries and treasury operations.

We recognized pre-tax gains (losses) on trading securities of $20 million, $22 million and $(7) million in 2012, 2011 and 2010, respectively.

(120)

NOTE 4. CURRENT RECEIVABLES

	Consolidated(a)		GE(b)
December 31 (In millions)	2012	2011	2012	2011

Power & Water	$3,809	$4,240	$2,532	$3,498
Oil & Gas	5,421	4,224	2,637	2,269
Energy Management	1,600	1,484	800	791
Aviation	4,756	4,355	2,493	2,658
Healthcare	4,253	4,306	2,012	1,943
Transportation	485	441	324	347
Home & Business Solutions	1,286	1,330	186	184
Corporate Items & eliminations	352	550	344	563
	21,962	20,930	11,328	12,253
Less Allowance for Losses	(462)	(452)	(456)	(446)
Total	$21,500	$20,478	$10,872	$11,807

(a)	Included GE industrial customer receivables factored through a GECC affiliate and reported as financing receivables by GECC. See Note 27.
(b)
GE current receivables balances at December 31, 2012 and 2011, before allowance for losses, included $7,881 million and $8,994 million, respectively, from sales of goods and services to customers, and $70 million and $65 million at December 31, 2012 and 2011, respectively, from transactions with associated companies.

GE current receivables of $114 million and $112 million at December 31, 2012 and 2011, respectively, arose from sales, principally of Healthcare and Aviation goods and services, on open account to various agencies of the U.S. government. As a percentage of GE revenues, approximately 4% of GE sales of goods and services were to the U.S. government in 2012, compared with 4% and 5% in 2011 and 2010, respectively.

NOTE 5. INVENTORIES

December 31 (In millions)	2012	2011

GE
Raw materials and work in process	$9,295	$8,735
Finished goods	6,020	4,971
Unbilled shipments	378	485
	15,693	14,191
Less revaluation to LIFO	(398)	(450)
	15,295	13,741
GECC
Finished goods	79	51
Total	$15,374	$13,792

(121)

NOTE 6. GECC FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

December 31 (In millions)	2012	2011

Loans, net of deferred income(a)	$241,465	$256,895
Investment in financing leases, net of deferred income	32,471	38,142
	273,936	295,037
Less allowance for losses	(4,985)	(6,190)
Financing receivables - net(b)	$268,951	$288,847

(a)	Deferred income was $2,182 million and $2,329 million at December 31, 2012 and December 31, 2011, respectively.

(b)
Financing receivables at December 31, 2012 and December 31, 2011 included $750 million and $1,062 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination per ASC 310, Receivables.

GECC financing receivables include both loans and financing leases. Loans represent transactions in a variety of forms, including revolving charge and credit, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes loans carried at the principal amount on which finance charges are billed periodically, and loans carried at gross book value, which includes finance charges.

Investment in financing leases consists of direct financing and leveraged leases of aircraft, railroad rolling stock, autos, other transportation equipment, data processing equipment, medical equipment, commercial real estate and other manufacturing, power generation, and commercial equipment and facilities.

For federal income tax purposes, the leveraged leases and the majority of the direct financing leases are leases in which GECC depreciates the leased assets and is taxed upon the accrual of rental income. Certain direct financing leases are loans for federal income tax purposes. For these transactions, GECC is taxed only on the portion of each payment that constitutes interest, unless the interest is tax-exempt (e.g., certain obligations of state governments).

Investment in direct financing and leveraged leases represents net unpaid rentals and estimated unguaranteed residual values of leased equipment, less related deferred income. GECC has no general obligation for principal and interest on notes and other instruments representing third-party participation related to leveraged leases; such notes and other instruments have not been included in liabilities but have been offset against the related rentals receivable. The GECC share of rentals receivable on leveraged leases is subordinate to the share of other participants who also have security interests in the leased equipment. For federal income tax purposes, GECC is entitled to deduct the interest expense accruing on non-recourse financing related to leveraged leases.

(122)

Net Investment in Financing Leases

	Total financing leases		Direct financing leases(a)		Leveraged leases(b)
December 31 (In millions)	2012	2011	2012	2011	2012	2011

Total minimum lease payments receivable	$36,451	$44,157	$29,416	$33,667	$7,035	$10,490
Less principal and interest on third-party
non-recourse debt	(4,662)	(6,812)	–	–	(4,662)	(6,812)
Net rentals receivables	31,789	37,345	29,416	33,667	2,373	3,678
Estimated unguaranteed residual value of
leased assets	6,346	7,592	4,272	5,140	2,074	2,452
Less deferred income	(5,664)	(6,795)	(4,453)	(5,219)	(1,211)	(1,576)
Investment in financing leases, net of
deferred income	32,471	38,142	29,235	33,588	3,236	4,554
Less amounts to arrive at net investment
Allowance for losses	(198)	(294)	(193)	(281)	(5)	(13)
Deferred taxes	(4,506)	(6,718)	(2,245)	(2,938)	(2,261)	(3,780)
Net investment in financing leases	$27,767	$31,130	$26,797	$30,369	$970	$761

(a)	Included $330 million and $413 million of initial direct costs on direct financing leases at December 31, 2012 and 2011, respectively.

(b)
Included pre-tax income of $81 million and $116 million and income tax of $32 million and $45 million during 2012 and 2011, respectively. Net investment credits recognized on leveraged leases during 2012 and 2011 were insignificant.

Contractual Maturities

	Total	Net rentals
(In millions)	loans	receivable

Due in
2013	$56,668	$8,700
2014	22,076	6,633
2015	19,889	5,235
2016	18,214	3,751
2017	17,114	2,234
2018 and later	48,593	5,236
	182,554	31,789
Consumer revolving loans	58,911	–
Total	$241,465	$31,789

We expect actual maturities to differ from contractual maturities.

(123)

The following tables provide additional information about our financing receivables and related activity in the allowance for losses for our Commercial, Real Estate and Consumer portfolios.

Financing Receivables – net

December 31 (In millions)	2012	2011

Commercial
CLL
Americas	$72,517	$80,505
Europe	37,035	36,899
Asia	11,401	11,635
Other	605	436
Total CLL	121,558	129,475

Energy Financial Services	4,851	5,912

GE Capital Aviation Services (GECAS)	10,915	11,901

Other	486	1,282
Total Commercial financing receivables	137,810	148,570

Real Estate
Debt	19,746	24,501
Business Properties(a)	1,200	8,248
Total Real Estate financing receivables	20,946	32,749

Consumer
Non-U.S. residential mortgages	33,451	35,550
Non-U.S. installment and revolving credit	18,546	18,544
U.S. installment and revolving credit	50,853	46,689
Non-U.S. auto	4,260	5,691
Other	8,070	7,244
Total Consumer financing receivables	115,180	113,718

Total financing receivables	273,936	295,037

Less allowance for losses	(4,985)	(6,190)
Total financing receivables – net	$268,951	$288,847

(a)	In 2012, we completed the sale of a portion of our Business Properties portfolio.

(124)

Allowance for Losses on Financing Receivables

	Balance at	Provision							Balance at
	January 1,	charged to			Gross				December 31,
(In millions)	2012	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	2012

Commercial
CLL
Americas	$889	$109	$(51)		$(568)		$111		$490
Europe	400	374	(3)		(390)		64		445
Asia	157	37	(3)		(134)		23		80
Other	4	13	(1)		(10)		–		6
Total CLL	1,450	533	(58)		(1,102)		198		1,021

Energy Financial
Services	26	4	–		(24)		3		9

GECAS	17	4	–		(13)		–		8

Other	37	1	(20)		(17)		2		3
Total Commercial	1,530	542	(78)		(1,156)		203		1,041

Real Estate
Debt	949	29	(6)		(703)		10		279
Business Properties(c)	140	43	(38)		(107)		3		41
Total Real Estate	1,089	72	(44)		(810)		13		320

Consumer
Non-U.S. residential
mortgages	546	111	8		(261)		76		480
Non-U.S. installment
and revolving
credit	717	350	26		(1,046)		576		623
U.S. installment and
revolving credit	2,008	2,666	(24)		(2,906)		538		2,282
Non-U.S. auto	101	18	(4)		(146)		98		67
Other	199	132	18		(257)		80		172
Total Consumer	3,571	3,277	24		(4,616)		1,368		3,624
Total	$6,190	$3,891	$(98)		$(6,582)		$1,584		$4,985

(a)	Other primarily included transfers to held-for-sale and the effects of currency exchange.
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

(c)	In 2012, we completed the sale of a portion of our Business Properties portfolio.

(125)

	Balance at	Provision								Balance at
	January 1,	charged to				Gross				December 31,
(In millions)	2011	operations	(a)	Other	(b)	write-offs	(c)	Recoveries	(c)	2011

Commercial
CLL
Americas	$1,288	$281		$(96)		$(700)		$116		$889
Europe	429	195		(5)		(286)		67		400
Asia	222	105		13		(214)		31		157
Other	6	3		(3)		(2)		–		4
Total CLL	1,945	584		(91)		(1,202)		214		1,450

Energy Financial
Services	22	–		(1)		(4)		9		26

GECAS	20	–		–		(3)		–		17

Other	58	23		–		(47)		3		37
Total Commercial	2,045	607		(92)		(1,256)		226		1,530

Real Estate
Debt	1,292	242		2		(603)		16		949
Business Properties	196	82		–		(144)		6		140
Total Real Estate	1,488	324		2		(747)		22		1,089

Consumer
Non-U.S. residential
mortgages	689	117		(13)		(296)		49		546
Non-U.S. installment
and revolving credit	937	490		(30)		(1,257)		577		717
U.S. installment and
revolving credit	2,333	2,241		1		(3,095)		528		2,008
Non-U.S. auto	168	30		(4)		(216)		123		101
Other	259	142		(20)		(272)		90		199
Total Consumer	4,386	3,020		(66)		(5,136)		1,367		3,571
Total	$7,919	$3,951		$(156)		$(7,139)		$1,615		$6,190

(a)	Included a provision of $77 million at Consumer related to the July 1, 2011 adoption of ASU 2011-02.

(b)	Other primarily included transfers to held-for-sale and the effects of currency exchange.

(c)
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

(126)

	Balance at	Provision				Balance at
	January 1,	charged to		Gross		December 31,
(In millions)	2010(a)	operations	Other(b)	write-offs(c)	Recoveries(c)	2010

Commercial
CLL
Americas	$1,246	$1,059	$(11)	$(1,136)	$130	$1,288
Europe	575	269	(37)	(440)	62	429
Asia	234	153	(6)	(181)	22	222
Other	10	(2)	(1)	(1)	–	6
Total CLL	2,065	1,479	(55)	(1,758)	214	1,945

Energy Financial
Services	28	65	–	(72)	1	22

GECAS	104	12	–	(96)	–	20

Other	34	33	–	(9)	–	58
Total Commercial	2,231	1,589	(55)	(1,935)	215	2,045

Real Estate
Debt	1,355	764	10	(838)	1	1,292
Business Properties	181	146	(8)	(126)	3	196
Total Real Estate	1,536	910	2	(964)	4	1,488

Consumer
Non-U.S. residential
mortgages	825	165	(38)	(338)	75	689
Non-U.S. installment
and revolving credit	1,106	1,047	(68)	(1,733)	585	937
U.S. installment and
revolving credit	3,153	3,018	(6)	(4,300)	468	2,333
Non-U.S. auto	292	91	(61)	(313)	159	168
Other	292	265	5	(394)	91	259
Total Consumer	5,668	4,586	(168)	(7,078)	1,378	4,386
Total	$9,435	$7,085	$(221)	$(9,977)	$1,597	$7,919

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)	Other primarily included the effects of currency exchange.

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

(127)

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	Depreciable
	lives-new
December 31 (Dollars in millions)	(in years)		2012	2011

Original cost
GE
Land and improvements	8	(a)	$612	$611
Buildings, structures and related equipment	8-40		8,361	7,823
Machinery and equipment	4-20		24,090	22,071
Leasehold costs and manufacturing plant
under construction	1-10		2,815	2,538
			35,878	33,043

GECC(b)
Land and improvements, buildings, structures
and related equipment	1-36	(a)	2,624	3,110
Equipment leased to others
Aircraft	19-21		49,954	46,240
Vehicles	1-28		17,574	15,278
Railroad rolling stock	4-50		4,210	4,324
Construction and manufacturing	1-30		3,055	2,644
All other	3-27		3,427	3,438
			80,844	75,034
Eliminations			41	40
Total			$116,763	$108,117

Net carrying value
GE
Land and improvements			$582	$584
Buildings, structures and related equipment			4,003	3,827
Machinery and equipment			9,061	7,648
Leasehold costs and manufacturing plant
under construction			2,387	2,224
			16,033	14,283
GECC(b)
Land and improvements, buildings, structures
and related equipment			1,074	1,499
Equipment leased to others
Aircraft(c)			36,231	34,271
Vehicles			9,263	8,772
Railroad rolling stock			2,746	2,853
Construction and manufacturing			2,069	1,670
All other			2,290	2,354
			53,673	51,419
Eliminations			37	37
Total			$69,743	$65,739

(a)	Depreciable lives exclude land.

(b)	Included $1,467 million and $1,570 million of original cost of assets leased to GE with accumulated amortization of $452 million and $445 million at December 31, 2012 and 2011, respectively.

(c)
The GECAS business of GE Capital recognized impairment losses of $242 million in 2012 and $301 million in 2011 recorded in the caption “Other costs and expenses” in the Statement of Earnings to reflect adjustments to fair value based on an evaluation of average current market values (obtained from third parties) of similar type and age aircraft, which are adjusted for the attributes of the specific aircraft under lease.

Consolidated depreciation and amortization related to property, plant and equipment was $9,346 million, $9,185 million and $9,786 million in 2012, 2011 and 2010, respectively.

(128)

Amortization of GECC equipment leased to others was $6,243 million, $6,253 million and $6,786 million in 2012, 2011 and 2010, respectively. Noncancellable future rentals due from customers for equipment on operating leases at December 31, 2012, are as follows:

(In millions)

Due in
2013	$7,507
2014	6,168
2015	4,946
2016	3,863
2017	3,000
2018 and later	8,286
Total	$33,770

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

December 31 (In millions)	2012	2011

Goodwill
GE	$46,143	$45,395
GECC	27,304	27,230
Total	$73,447	$72,625

December 31 (In millions)	2012	2011

Other intangible assets
GE
Intangible assets subject to amortization	$10,541	$10,317
Indefinite-lived intangible assets(a)	159	205
	10,700	10,522
GECC
Intangible assets subject to amortization	1,294	1,546

Eliminations	(7)	–

Total	$11,987	$12,068

(a)	Indefinite-lived intangible assets principally comprised in-process research and development, trademarks and tradenames.

(129)

Changes in goodwill balances follow.

	2012				2011
			Dispositions,				Dispositions,
			currency				currency
	Balance at		exchange	Balance at	Balance at		exchange	Balance at
(In millions)	January 1	Acquisitions	and other	December 31	January 1	Acquisitions	and other	December 31

Power & Water	$8,769	$–	$52	$8,821	$8,632	$227	$(90)	$8,769
Oil & Gas	8,233	113	19	8,365	3,569	4,791	(127)	8,233
Energy Management	4,621	–	(11)	4,610	1,136	3,928	(443)	4,621
Aviation	5,996	55	(76)	5,975	6,073	–	(77)	5,996
Healthcare	16,631	221	(90)	16,762	16,338	305	(12)	16,631
Transportation	551	445	3	999	554	–	(3)	551
Home & Business
Solutions	594	11	6	611	578	24	(8)	594
GE Capital	27,230	–	74	27,304	27,508	6	(284)	27,230
Total	$72,625	$845	$(23)	$73,447	$64,388	$9,281	$(1,044)	$72,625

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

Goodwill balances increased $822 million in 2012, primarily as a result of the weaker U.S. dollar ($356 million) and acquisitions of Industrea Limited ($282 million) and Railcar Management, Inc. ($136 million) at Transportation.

On March 27, 2012, we contributed a portion of our civil avionics systems business to a newly formed joint venture in exchange for 50% of this entity. This resulted in deconsolidation of this business and the recording of the interest in the new avionics joint venture at fair value. As a result, we recognized a pre-tax gain of $274 million ($152 million after tax) in the first quarter of 2012.

Goodwill balances increased $8,237 million in 2011, primarily as a result of the acquisitions of Converteam ($3,411 million) and Lineage Power Holdings, Inc. ($256 million) at Energy Management and Dresser, Inc. ($1,932 million), the Well Support division of John Wood Group PLC ($2,036 million) and Wellstream PLC ($810 million) at Oil & Gas, partially offset by the stronger U.S. dollar ($650 million).

On September 2, 2011, we purchased a 90% interest in Converteam for $3,586 million. In connection with the transaction, we entered into an arrangement to purchase the remaining 10% at the two-year anniversary of the acquisition date for 343 million Euros (approximately $470 million). This amount was recorded as a liability at the date of acquisition.

We test goodwill for impairment annually and more frequently if circumstances warrant. We determine fair values for each of the reporting units using an income approach. When available and appropriate, we use comparative market multiples to corroborate discounted cash flow results. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 8.0% to 13.0%. Valuations using the market approach reflect prices and other relevant observable information generated by market transactions involving comparable businesses.

(130)

Compared to the market approach, the income approach more closely aligns each reporting unit valuation to our business profile, including geographic markets served and product offerings. Required rates of return, along with uncertainty inherent in the forecasts of future cash flows, are reflected in the selection of the discount rate. Equally important, under this approach, reasonably likely scenarios and associated sensitivities can be developed for alternative future states that may not be reflected in an observable market price. A market approach allows for comparison to actual market transactions and multiples. It can be somewhat more limited in its application because the population of potential comparables is often limited to publicly traded companies where the characteristics of the comparative business and ours can be significantly different, market data is usually not available for divisions within larger conglomerates or non-public subsidiaries that could otherwise qualify as comparable, and the specific circumstances surrounding a market transaction (e.g., synergies between the parties, terms and conditions of the transaction, etc.) may be different or irrelevant with respect to our business. It can also be difficult, under certain market conditions, to identify orderly transactions between market participants in similar businesses. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately.

We performed our annual impairment test of goodwill for all of our reporting units in the third quarter using data as of July 1, 2012. The impairment test consists of two steps: in step one, the carrying value (including goodwill) of the reporting unit is compared with its fair value, as if it were being acquired in a business combination; in step two, which is applied when the carrying value (including goodwill) of the reporting unit is more than its fair value, the amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit’s assets and liabilities from the fair value of its equity (net assets) as determined in step one to derive the implied fair value of goodwill, and then comparing that implied amount with the carrying amount of goodwill. In performing the valuations, we used cash flows that reflected management’s forecasts and discount rates that included risk adjustments consistent with the current market conditions. Based on the results of our step one testing, the fair values of each of the GE industrial reporting units and the CLL, Consumer, Energy Financial Services and GECAS reporting units exceeded their carrying values; therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized.

Our Real Estate reporting unit had a goodwill balance of $926 million at December 31, 2012. As of July 1, 2012, the carrying amount exceeded the estimated fair value of our Real Estate reporting unit by approximately $1.8 billion. The estimated fair value of the Real Estate reporting unit is based on a number of assumptions about future business performance and investment, including loss estimates for the existing finance receivable and investment portfolio, new debt origination volume and margins, and stabilization of the real estate market allowing for sales of real estate investments at normalized margins. Our assumed discount rate was 11% and was derived by applying a capital asset pricing model and corroborated using equity analyst research reports and implied cost of equity based on forecasted price to earnings per share multiples for similar companies. Given the volatility and uncertainty in the current commercial real estate environment, there is uncertainty about a number of assumptions upon which the estimated fair value is based. Different loss estimates for the existing portfolio, changes in the new debt origination volume and margin assumptions, changes in the expected pace of the commercial real estate market recovery, or changes in the equity return expectation of market participants may result in changes in the estimated fair value of the Real Estate reporting unit.

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

(131)

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates described above could change in future periods.

Intangible Assets Subject to Amortization
	Gross
	carrying	Accumulated
December 31 (In millions)	amount	amortization	Net

GE
2012
Customer-related	$5,751	$(1,353)	$4,398
Patents, licenses and trademarks	5,981	(2,435)	3,546
Capitalized software	5,411	(3,010)	2,401
All other	360	(164)	196
Total	$17,503	$(6,962)	$10,541
2011
Customer-related	$5,638	$(1,117)	$4,521
Patents, licenses and trademarks	5,797	(2,104)	3,693
Capitalized software	4,743	(2,676)	2,067
All other	176	(140)	36
Total	$16,354	$(6,037)	$10,317

GECC
2012
Customer-related	$1,227	$(808)	$419
Patents, licenses and trademarks	191	(160)	31
Capitalized software	2,126	(1,681)	445
Lease valuations	1,163	(792)	371
Present value of future profits(a)	530	(530)	–
All other	283	(255)	28
Total	$5,520	$(4,226)	$1,294
2011
Customer-related	$1,186	$(697)	$489
Patents, licenses and trademarks	250	(208)	42
Capitalized software	2,048	(1,597)	451
Lease valuations	1,470	(944)	526
Present value of future profits(a)	491	(491)	–
All other	327	(289)	38
Total	$5,772	$(4,226)	$1,546

(a)
Balances at December 31, 2012 and 2011 reflect adjustments of $353 million and $391 million, respectively, to the present value of future profits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized in accordance with ASC 320-10-S99-2.

During 2012, we recorded additions to intangible assets subject to amortization of $1,302 million, primarily from the capitalization of new software across several business platforms as well as from the acquisitions of Industrea Limited and Railcar Management, Inc. at Transportation and the acquisition of U-Systems, Inc. at Healthcare. The components of finite-lived intangible assets acquired during 2012 and their respective weighted-average amortizable period are: $83 million – Customer-related (9.7 years); $135 million – Patents, licenses and trademarks (12.3 years); $896 million – Capitalized software (5.9 years); and $188 million – All other (7.6 years).

Consolidated amortization related to intangible assets was $1,615 million, $1,748 million and $1,757 million for 2012, 2011 and 2010, respectively. We estimate annual pre-tax amortization for intangible assets over the next five calendar years to be as follows: 2013 – $1,528 million; 2014 – $1,333 million; 2015 – $1,205 million; 2016 – $1,075 million; and 2017 – $928 million.

(132)

NOTE 9. ALL OTHER ASSETS

December 31 (In millions)	2012	2011

GE
Investments
Associated companies(a)	$22,169	$20,463
Other	445	607
	22,614	21,070
Contract costs and estimated earnings(b)	9,443	9,008
Long-term receivables, including notes(c)	714	1,316
Derivative instruments	383	370
Other	4,782	4,911
	37,936	36,675
GECC
Investments
Real estate(d)(e)	25,154	28,255
Associated companies	19,119	23,589
Assets held for sale(f)	4,205	4,525
Cost method(e)	1,665	1,882
Other	1,446	1,722
	51,589	59,973
Derivative instruments	3,557	9,671
Advances to suppliers	1,813	1,560
Deferred borrowing costs(g)	940	1,327
Deferred acquisition costs(h)	46	55
Other	4,272	3,026
	62,217	75,612
Eliminations	(77)	(586)
Total	$100,076	$111,701

(a)
Included our investment in NBCU LLC of $18,887 million and 17,955 million at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, we also had $4,937 million and $4,699 million, respectively, of deferred tax liabilities related to this investment.  See Note 14.

(b)
Contract costs and estimated earnings reflect revenues earned in excess of billings on our long-term contracts to construct technically complex equipment (such as power generation, aircraft engines and aeroderivative units) and long-term product maintenance or extended warranty arrangements. These amounts are presented net of related billings in excess of revenues of $1,498 million and $1,305 million at December 31, 2012 and 2011, respectively.

(c)	Included loans to GECC of $3 million and $388 million at December 31, 2012 and 2011, respectively.

(d)
GECC investments in real estate consisted principally of two categories: real estate held for investment and equity method investments. Both categories contained a wide range of properties including the following at December 31, 2012: office buildings (48%), apartment buildings (14%), retail facilities (9%), franchise properties (9%), industrial properties (8%) and other (12%). At December 31, 2012, investments were located in the Americas (45%), Europe (28%) and Asia (27%).

(e)
The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months at December 31, 2012, were $142 million and $37 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for 12 months or more at December 31, 2012, were $2 million and an insignificant amount, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months at December 31, 2011, were $425 million and $61 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for 12 months or more at December 31, 2011, were $65 million and $3 million, respectively.

(f)
Assets were classified as held for sale on the date a decision was made to dispose of them through sale or other means. At December 31, 2012 and 2011, such assets consisted primarily of loans, aircraft, equipment and real estate properties, and were accounted for at the lower of carrying amount or estimated fair value less costs to sell. These amounts are net of valuation allowances of $200 million and $122 million at December 31, 2012 and 2011, respectively.

(g)
Included $329 million at December 31, 2011, of unamortized fees related to our participation in the Temporary Liquidity Guarantee Program (TLGP). At December 31, 2012, our debt under TLGP was fully repaid.

(h)
Balances at December 31, 2012 and 2011 reflect adjustments of $764 million and $810 million, respectively, to deferred acquisition costs in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized in accordance with ASC 320-10-S99-2.

(133)

NOTE 10. BORROWINGS AND BANK DEPOSITS

Short-term Borrowings		2012		2011
			Average		Average
December 31 (Dollars in millions)		Amount	rate(a)	Amount	rate(a)

GE
Commercial paper		$352	0.28%	$1,801	0.13%
Payable to banks		23	3.02	88	1.81
Current portion of long-term
borrowings		5,068	5.11	41	4.89
Other		598		254
Total GE short-term borrowings		6,041		2,184
GECC
Commercial paper
U.S.		33,686	0.22	33,591	0.23
Non-U.S.		9,370	0.92	10,569	1.67
Current portion of long-term
borrowings(b)(c)(d)(e)		44,264	2.85	82,650	2.72
GE Interest Plus notes(f)		8,189	1.20	8,474	1.32
Other(d)		431		1,049
Total GECC short-term borrowings		95,940		136,333

Eliminations		(589)		(906)
Total short-term borrowings		$101,392		$137,611

Long-term Borrowings		2012		2011
			Average		Average
December 31 (Dollars in millions)	Maturities	Amount	rate(a)	Amount	rate (a)

GE
Senior notes	2015-2042	$10,963	3.63%	$8,976	5.21%
Payable to banks, principally U.S.	2014-2023	13	1.79	18	2.89
Other		452		411
Total GE long-term borrowings		11,428		9,405
GECC
Senior unsecured notes(c)	2014-2055	199,646	2.95	210,154	3.49
Subordinated notes(e)	2014-2037	4,965	2.92	4,862	3.42
Subordinated debentures(g)	2066-2067	7,286	5.78	7,215	6.66
Other(d)		12,879		12,160
Total GECC long-term borrowings		224,776		234,391

Eliminations		(120)		(337)
Total long-term borrowings		$236,084		$243,459

Non-recourse borrowings of
consolidated securitization
entities(h)	2013-2019	$30,123	1.12%	$29,258	1.40%

Bank deposits(i)		$46,461		$43,115

Total borrowings and bank
deposits		$414,060		$453,443

(134)

(a)	Based on year-end balances and year-end local currency effective interest rates, including the effects from hedging.

(b)
GECC had issued and outstanding $35,040 million of senior, unsecured debt that was guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program at December 31, 2011. No such debt was outstanding at December 31, 2012.

(c)
Included in total long-term borrowings were $604 million and $1,845 million of obligations to holders of GICs at December 31, 2012 and 2011, respectively. These obligations included conditions under which certain GIC holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3. Following the April 3, 2012 Moody’s downgrade of GECC’s long-term credit rating to A1, substantially all of these GICs became redeemable by their holders. In 2012, holders of $386 million in principal amount of GICs redeemed their holdings and GECC made related cash payments. The remaining outstanding GICs will continue to be subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GECC’s ratings, among other things.

(d)
Included $9,757 million and $8,538 million of funding secured by real estate, aircraft and other collateral at December 31, 2012 and 2011, respectively, of which $3,294 million and $2,983 million is non-recourse to GECC at December 31, 2012 and 2011, respectively.

(e)
Included $300 million and $417 million of subordinated notes guaranteed by GE at December 31, 2012 and 2011, respectively, of which $117 million was included in current portion of long-term borrowings at December 31, 2011.

(f)	Entirely variable denomination floating-rate demand notes.

(g)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.

(h)
Included at December 31, 2012 and 2011 were $9,095 million and $10,714 million of current portion of long-term borrowings, respectively, and $21,028 million and $18,544 million of long-term borrowings, respectively.  See Note 18.

(i)
Included $16,157 million and $16,281 million of deposits in non-U.S. banks at December 31, 2012 and 2011, respectively, and $17,291 million and $17,201 million of certificates of deposits with maturities greater than one year at December 31, 2012 and 2011, respectively.

On October 9, 2012, GE issued $7,000 million of notes comprising $2,000 million of 0.850% notes due 2015, $3,000 million of 2.700% notes due 2022 and $2,000 million of 4.125% notes due 2042. On February 1, 2013, we repaid $5,000 million of 5.0% GE senior unsecured notes.

Additional information about borrowings and associated swaps can be found in Note 22.

Liquidity is affected by debt maturities and our ability to repay or refinance such debt. Long-term debt maturities over the next five years follow.

(In millions)	2013		2014	2015	2016	2017

GE	$5,068		$80	$2,055	$41	$4,015
GECC	44,264	(a)	38,783	36,252	23,047	24,775

(a)	Fixed and floating rate notes of $914 million contain put options with exercise dates in 2013, and which have final maturity beyond 2017.

Committed credit lines totaling $48.2 billion had been extended to us by 51 banks at year-end 2012. GECC can borrow up to $48.2 billion under all of these credit lines. GE can borrow up to $12.0 billion under certain of these credit lines. The GECC lines include $30.3 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $17.9 billion are 364-day lines that contain a term-out feature that allows GE or GECC to extend the borrowings for one or two years from the date of expiration of the lending agreement.

(135)

NOTE 11. INVESTMENT CONTRACTS, INSURANCE LIABILITIES AND INSURANCE ANNUITY BENEFITS

Investment contracts, insurance liabilities and insurance annuity benefits comprise mainly obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts.

December 31 (In millions)	2012	2011

Investment contracts	$3,321	$3,493
Guaranteed investment contracts	1,644	4,226
Total investment contracts	4,965	7,719
Life insurance benefits(a)	20,427	19,257
Other(b)	3,304	3,222
	28,696	30,198
Eliminations	(428)	(424)
Total	$28,268	$29,774

(a)	Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 3.0% to 8.5% in both 2012 and 2011.

(b)	Substantially all unpaid claims and claims adjustment expenses and unearned premiums.

When insurance affiliates cede insurance risk to third parties, such as reinsurers, they are not relieved of their primary obligation to policyholders. When losses on ceded risks give rise to claims for recovery, we establish allowances for probable losses on such receivables from reinsurers as required. Reinsurance recoverables are included in the caption “Other GECC receivables" on our Statement of Financial Position, and amounted to $1,542 million and $1,411 million at December 31, 2012 and 2011, respectively.

We recognize reinsurance recoveries as a reduction of the Statement of Earnings caption “Investment contracts, insurance losses and insurance annuity benefits.” Reinsurance recoveries were $234 million, $224 million and $174 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

(136)

Other Pension Plans in 2012 included 40 U.S. and non-U.S. pension plans with pension assets or obligations greater than $50 million. These defined benefit plans generally provide benefits to employees based on formulas recognizing length of service and earnings.

Pension Plan Participants
		Principal	Other
		pension	pension
December 31, 2012	Total	plans	plans

Active employees	136,000	101,000	35,000
Vested former employees	236,000	192,000	44,000
Retirees and beneficiaries	257,000	226,000	31,000
Total	629,000	519,000	110,000

Cost of Pension Plans
	Total			Principal pension plans			Other pension plans
(In millions)	2012	2011	2010	2012	2011	2010	2012	2011	2010

Service cost for benefits earned	$1,779	$1,498	$1,426	$1,387	$1,195	$1,149	$392	$303	$277
Prior service cost amortization	287	207	252	279	194	238	8	13	14
Expected return on plan assets	(4,394)	(4,543)	(4,857)	(3,768)	(3,940)	(4,344)	(626)	(603)	(513)
Interest cost on benefit obligations	2,993	3,176	3,179	2,479	2,662	2,693	514	514	486
Net actuarial loss amortization	3,701	2,486	1,546	3,421	2,335	1,336	280	151	210
Pension plans cost	$4,366	$2,824	$1,546	$3,798	$2,446	$1,072	$568	$378	$474

Actuarial assumptions are described below. The actuarial assumptions at December 31 are used to measure the year-end benefit obligations and the pension costs for the subsequent year.

	Principal pension plans				Other pension plans (weighted average)
December 31	2012	2011	2010	2009	2012	2011	2010	2009

Discount rate	3.96%	4.21%	5.28%	5.78%	3.92%	4.42%	5.11%	5.31%
Compensation increases	3.90	3.75	4.25	4.20	3.30	4.31	4.44	4.56
Expected return on assets	8.00	8.00	8.00	8.50	6.82	7.09	7.25	7.29

To determine the expected long-term rate of return on pension plan assets, we consider current and target asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future return expectations for our principal pension plans' assets, we formulate views on the future economic environment, both in the U.S. and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields and spreads, using both internal and external sources. We also take into account expected volatility by asset class and diversification across classes to determine expected overall portfolio results given current and target allocations. Based on our analysis of future expectations of asset performance, past return results, and our current and target asset allocations, we have assumed an 8.0% long-term expected return on those assets for cost recognition in 2013. For the principal pension plans, we apply our expected rate of return to a market-related value of assets, which stabilizes variability in the amounts to which we apply that expected return.

We amortize experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, over a period no longer than the average future service of employees.

(137)

Funding policy for the GE Pension Plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as we may determine to be appropriate. We contributed $433 million to the GE Pension Plan in 2012. The ERISA minimum funding requirements do not require a contribution in 2013. In addition, we expect to pay approximately $230 million for benefit payments under our GE Supplementary Pension Plan and administrative expenses of our principal pension plans and expect to contribute approximately $735 million to other pension plans in 2013. In 2012, comparative amounts were $209 million and $737 million, respectively.

Benefit obligations are described in the following tables. Accumulated and projected benefit obligations (ABO and PBO) represent the obligations of a pension plan for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current compensation levels. PBO is ABO increased to reflect expected future compensation.

Projected Benefit Obligation
	Principal pension plans		Other pension plans
(In millions)	2012	2011	2012	2011

Balance at January 1	$60,510	$51,999	$11,637	$9,907
Service cost for benefits earned	1,387	1,195	392	303
Interest cost on benefit obligations	2,479	2,662	514	514
Participant contributions	157	167	16	37
Plan amendments	–	804	(6)	(58)
Actuarial loss(a)	2,021	6,803	890	1,344
Benefits paid	(3,052)	(3,120)	(425)	(424)
Acquisitions (dispositions) / other - net	–	–	230	122
Exchange rate adjustments	–	–	336	(108)
Balance at December 31(b)	$63,502	$60,510	$13,584	$11,637

(a)	Principally associated with discount rate changes.

(b)	The PBO for the GE Supplementary Pension Plan, which is an unfunded plan, was $5,494 million and $5,203 million at year-end 2012 and 2011, respectively.

Accumulated Benefit Obligation
December 31 (In millions)	2012	2011

GE Pension Plan	$55,664	$53,040
GE Supplementary Pension Plan	4,114	3,643
Other pension plans	12,687	10,722

Plans With Assets Less Than ABO
December 31 (In millions)	2012	2011

Funded plans with assets less than ABO
Plan assets	$53,276	$49,284
Accumulated benefit obligations	66,069	61,582
Projected benefit obligations	69,234	64,879
Unfunded plans(a)
Accumulated benefit obligations	$5,390	$4,563
Projected benefit obligations	6,828	6,161

(a)	Primarily related to the GE Supplementary Pension Plan.

Plan Assets

The fair value of the classes of the pension plans' investments is presented below. The inputs and valuation techniques used to measure the fair value of the assets are consistently applied and described in Note 1.

(138)

Fair Value of Plan Assets
	Principal pension plans		Other pension plans
(In millions)	2012	2011	2012	2011

Balance at January 1	$42,137	$44,801	$8,381	$7,803
Actual gain on plan assets	4,854	88	720	227
Employer contributions	642	201	737	713
Participant contributions	157	167	16	37
Benefits paid	(3,052)	(3,120)	(425)	(424)
Acquisitions (dispositions) / other - net	–	–	–	101
Exchange rate adjustments	–	–	273	(76)
Balance at December 31	$44,738	$42,137	$9,702	$8,381

Asset Allocation
					Other pension plans
	Principal pension plans				(weighted average)
	2012		2012		2012	2012
	Target		Actual		Target	Actual
	allocation		allocation		allocation	allocation

Equity securities	32 - 72	% (a)	44	% (b)	47%	55%
Debt securities (including cash equivalents)	10 - 40		30		33	34
Private equities	5 - 15		15		2	1
Real estate	4 - 14		7		6	5
Other	1 - 16		4		12	5

(a)	Target allocations were 16-36% for both U.S. equity securities and non-U.S. equity securities.

(b)	Actual allocations were 25% for U.S. equity securities and 19% for non-U.S. equity securities.

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

GE Pension Trust assets are invested subject to the following additional guidelines:

(139)

•	Short-term securities must generally be rated A-1/P-1 or better, except for 15% of such securities that may be rated A-2/P-2 and other short-term securities as may be approved by the plan fiduciaries.

•	Real estate investments may not exceed 25% of total assets.

•	Investments in restricted securities (excluding real estate investments) that are not freely tradable may not exceed 30% of total assets (actual was 19% of trust assets at December 31, 2012).

According to statute, the aggregate holdings of all qualifying employer securities (e.g., GE common stock) and qualifying employer real property may not exceed 10% of the fair value of trust assets at the time of purchase. GE securities represented 4.2% and 3.8% of trust assets at year-end 2012 and 2011, respectively.

The GE Pension Plan has a broadly diversified portfolio of investments in equities, fixed income, private equities, real estate and hedge funds; these investments are both U.S. and non-U.S. in nature. As of December 31, 2012, U.S. government direct and indirect obligations represented 18% of total GE Pension Plan assets. No other sector concentration of assets exceeded 15% of total GE Pension Plan assets.

(140)

The following tables present GE Pension Plan investments measured at fair value.

(In millions)	Level 1	Level 2	Level 3	Total

December 31, 2012

Equity securities
U.S. equity securities(a)	$8,876	$2,462	$–	$11,338
Non-U.S. equity securities(a)	6,699	1,644	–	8,343
Debt securities
Fixed income and cash investment funds	–	1,931	50	1,981
U.S. corporate(b)	–	2,758	–	2,758
Residential mortgage-backed	–	1,420	3	1,423
U.S. government and federal agency(c)	–	5,489	–	5,489
Other debt securities(d)	–	2,053	22	2,075
Private equities(a)	–	–	6,878	6,878
Real estate(a)	–	–	3,356	3,356
Other investments(e)	–	44	1,694	1,738
Total investments	$15,575	$17,801	$12,003	45,379
Other(f)				(641)
Total assets				$44,738

December 31, 2011

Equity securities
U.S. equity securities(a)	$10,645	$191	$–	$10,836
Non-U.S. equity securities(a)	7,360	644	–	8,004
Debt securities
Fixed income and cash investment funds	–	2,057	62	2,119
U.S. corporate(b)	–	2,126	3	2,129
Residential mortgage-backed	–	1,276	5	1,281
U.S. government and federal agency(c)	–	3,872	–	3,872
Other debt securities(d)	–	1,566	146	1,712
Private equities(a)	–	–	6,786	6,786
Real estate(a)	–	–	3,274	3,274
Other investments(e)	–	–	1,709	1,709
Total investments	$18,005	$11,732	$11,985	41,722
Other(f)				415
Total assets				$42,137

(a)	Included direct investments and investment funds. U.S. equity and non-U.S. equity investment funds were added in 2012.

(b)	Primarily represented investment grade bonds of U.S. issuers from diverse industries.

(c)	Included short-term investments to meet liquidity needs.

(d)	Primarily represented investments in non-U.S. corporate bonds and commercial mortgage-backed securities.

(e)	Substantially all represented hedge fund investments.

(f)	Primarily represented net unsettled transactions related to purchases and sales of investments and accrued income receivables.

(141)

The following tables present the changes in Level 3 investments for the GE Pension Plan.

Changes in Level 3 Investments for the Year Ended December 31, 2012

				Purchases,	Transfers
				issuances	in and/or
	January 1,	Net realized	Net unrealized	and	out of		December 31,
(In millions)	2012	gains (losses)	gains (losses)	settlements	Level 3	(a)	2012

Debt securities
Fixed income and cash
investment funds	$62	$–	$9	$(21)	$–		$50
U.S. corporate	3	(1)	–	(2)	–		–
Residential mortgage-backed	5	(2)	–	–	–		3
Other debt securities	146	(2)	–	(122)	–		22
Private equities	6,786	133	438	(479)	–		6,878
Real estate	3,274	20	279	(217)	–		3,356
Other investments	1,709	32	72	(71)	(48)		1,694
	$11,985	$180	$798	$(912)	$(48)		$12,003

(a)	Transfers in and out of Level 3 are considered to occur at the beginning of the period.

Changes in Level 3 Investments for the Year Ended December 31, 2011

				Purchases,	Transfers
				issuances	in and/or
	January 1,	Net realized	Net unrealized	and	out of		December 31,
(In millions)	2011	gains (losses)	gains (losses)	settlements	Level 3	(a)	2011

Debt securities
Fixed income and cash
investment funds	$65	$(1)	$(4)	$2	$–		$62
U.S. corporate	5	–	–	(5)	3		3
Residential mortgage-backed	21	(1)	(1)	(4)	(10)		5
Other debt securities	283	4	6	(145)	(2)		146
Private equities	6,014	311	701	(240)	–		6,786
Real estate	3,373	(70)	320	(217)	(132)		3,274
Other investments	1,687	(41)	(87)	150	–		1,709
	$11,448	$202	$935	$(459)	$(141)		$11,985

(a)	Transfers in and out of Level 3 are considered to occur at the beginning of the period.

Other pension plans’ assets were $9,702 million and $8,381 million at December 31, 2012 and December 31, 2011, respectively. Equity and debt securities amounting to $8,497 million and $7,284 million represented approximately 89% of total investments at both December 31, 2012 and December 31, 2011. The plans’ investments were classified as 14% Level 1, 75% Level 2 and 11% Level 3 at December 31, 2012. The plans’ investments were classified as 13% Level 1, 76% Level 2 and 11% Level 3 at December 31, 2011. The changes in Level 3 investments were insignificant for the years ended December 31, 2012 and 2011.

(142)

Pension Asset (Liability)
	Principal pension plans		Other pension plans
December 31 (In millions)	2012	2011	2012	2011

Funded status(a)(b)	$(18,764)	$(18,373)	$(3,882)	$(3,256)
Pension asset (liability) recorded in the
Statement of Financial Position
Pension asset	$–	$–	$141	$158
Pension liabilities
Due within one year(c)	(159)	(148)	(62)	(52)
Due after one year	(18,605)	(18,225)	(3,961)	(3,362)
Net amount recognized	$(18,764)	$(18,373)	$(3,882)	$(3,256)
Amounts recorded in shareowners’
equity (unamortized)
Prior service cost	$1,406	$1,685	$(4)	$4
Net actuarial loss	24,437	26,923	3,962	3,294
Total	$25,843	$28,608	$3,958	$3,298

(a)	Fair value of assets less PBO, as shown in the preceding tables.

(b)	The GE Pension Plan was underfunded by $13.3 billion and $13.2 billion at December 31, 2012 and December 31, 2011, respectively.

(c)	For principal pension plans, represents the GE Supplementary Pension Plan liability.

In 2013, we estimate that we will amortize $245 million of prior service cost and $3,650 million of net actuarial loss for the principal pension plans from shareowners’ equity into pension cost. For other pension plans, the estimated prior service cost and net actuarial loss to be amortized in 2013 will be $10 million and $350 million, respectively. Comparable amortized amounts in 2012, respectively, were $279 million and $3,421 million for the principal pension plans and $8 million and $280 million for other pension plans.

Estimated Future Benefit Payments
						2018	-
(In millions)	2013	2014	2015	2016	2017	2022

Principal pension	$3,040	$3,100	$3,170	$3,230	$3,275	$17,680
plans
Other pension
plans	$455	$465	$475	$485	$495	$2,670

Retiree Health and Life Benefits

We sponsor a number of retiree health and life insurance benefit plans (retiree benefit plans). Principal retiree benefit plans are discussed below; other such plans are not significant individually or in the aggregate. We use a December 31 measurement date for our plans.

Principal Retiree Benefit Plans provide health and life insurance benefits to certain eligible participants and these participants share in the cost of healthcare benefits. In 2012, we amended our principal retiree benefit plans such that, effective January 1, 2015, our post-65 retiree medical plans will be closed to salaried and retired salaried employees who are not enrolled in the plans as of that date, and we will no longer offer company-provided life insurance in retirement for certain salaried employees who retire after that date. These plans cover approximately 205,000 retirees and dependents.

(143)

Cost of Principal Retiree Benefit Plans
(In millions)	2012	2011	2010

Service cost for benefits earned	$219	$216	$241
Prior service cost amortization	518	647	631
Expected return on plan assets	(73)	(97)	(116)
Interest cost on benefit obligations	491	604	699
Net actuarial loss (gain) amortization	32	(110)	(22)
Net curtailment/settlement gain	(101)	–	–
Retiree benefit plans cost	$1,086	$1,260	$1,433

Actuarial assumptions are described below. The actuarial assumptions at December 31 are used to measure the year-end benefit obligations and the retiree benefit plan costs for the subsequent year.

December 31	2012	2011		2010	2009

Discount rate	3.74%	4.09	%(b)	5.15%	5.67%
Compensation increases	3.90	3.75		4.25	4.20
Expected return on assets	7.00	7.00		8.00	8.50
Initial healthcare trend rate(a)	6.50	7.00		7.00	7.40

(a)	For 2012, ultimately declining to 5% for 2030 and thereafter.

(b)	Weighted average discount rate of 3.94% was used for determination of costs in 2012.

To determine the expected long-term rate of return on retiree life plan assets, we consider current and target asset allocations, historical and expected returns on various categories of plan assets, as well as expected benefit payments and resulting asset levels. In developing future return expectations for retiree benefit plan assets, we formulate views on the future economic environment, both in the U.S. and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields and spreads, using both internal and external sources. We also take into account expected volatility by asset class and diversification across classes to determine expected overall portfolio results given current and target allocations. Based on our analysis of future expectations of asset performance, past return results, our current and target asset allocations as well as a shorter time horizon for retiree life plan assets, we have assumed a 7.0% long-term expected return on those assets for cost recognition in 2013. We apply our expected rate of return to a market-related value of assets, which stabilizes variability in the amounts to which we apply that expected return.

We amortize experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, over a period no longer than the average future service of employees.

Funding Policy. We fund retiree health benefits on a pay-as-you-go basis. We expect to contribute approximately $600 million in 2013 to fund such benefits. We fund the retiree life insurance trust at our discretion.

(144)

Changes in the accumulated postretirement benefit obligation for retiree benefit plans follow.

Accumulated Postretirement Benefit Obligation (APBO)
(In millions)	2012	2011

Balance at January 1	$13,056	$12,010
Service cost for benefits earned	219	216
Interest cost on benefit obligations	491	604
Participant contributions	54	55
Plan amendments	(832)	25
Actuarial loss (gain)	(60)	911	(a)
Benefits paid	(758)	(765)
Net curtailment/settlement	(366)	–
Balance at December 31(b)	$11,804	$13,056

(a)	Primarily associated with discount rate change.

(b)	The APBO for the retiree health plans was $9,218 million and $10,286 million at year-end 2012 and 2011, respectively.

A one percentage point change in the assumed healthcare cost trend rate would have the following effects.

	1%	1%
(In millions)	Increase	Decrease

APBO at December 31, 2012	$1,017	$(860)
Service and interest cost in 2012	76	(63)

Plan Assets

The fair value of the classes of retiree benefit plans' investments is presented below. The inputs and valuation techniques used to measure the fair value of assets are consistently applied and described in Note 1.

Fair Value of Plan Assets
(In millions)	2012	2011

Balance at January 1	$1,004	$1,125
Actual gain on plan assets	98	15
Employer contributions	548	574
Participant contributions	54	55
Benefits paid	(758)	(765)
Balance at December 31	$946	$1,004

Asset Allocation
December 31	2012		2012
	Target		Actual
	allocation		allocation

Equity securities	35 - 75	% (a)	35	% (b)
Debt securities (including cash equivalents)	11 - 41		40
Private equities	3 - 13		17
Real estate	2 - 12		6
Other	0 - 10		2

(a)	Target allocations were 18-38% for U.S. equity securities and 17-37% for non-U.S. equity securities.

(b)	Actual allocations were 22% for U.S. equity securities and 13% for non-U.S. equity securities.

(145)

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

Trust assets invested in short-term securities must generally be invested in securities rated A-1/P-1 or better, except for 15% of such securities that may be rated A-2/P-2 and other short-term securities as may be approved by the plan fiduciaries. According to statute, the aggregate holdings of all qualifying employer securities (e.g., GE common stock) and qualifying employer real property may not exceed 10% of the fair value of trust assets at the time of purchase. GE securities represented 5.8% and 4.7% of trust assets at year-end 2012 and 2011, respectively.

Retiree life plan assets were $946 million and $1,004 million at December 31, 2012 and 2011, respectively. Equity and debt securities amounting to $741 million and $760 million represented approximately 75% and 74% of total investments at December 31, 2012 and 2011, respectively. The plans’ investments were classified as 28% Level 1, 47% Level 2 and 25% Level 3 at December 31, 2012. The plans’ investments were classified as 32% Level 1, 42% Level 2 and 26% Level 3 at December 31, 2011. The changes in Level 3 investments were insignificant for the years ended December 31, 2012 and 2011.

Retiree Benefit Asset (Liability)
December 31 (In millions)	2012	2011

Funded status(a)	$(10,858)	$(12,052)
Liability recorded in the Statement of Financial Position
Retiree health plans
Due within one year	$(589)	$(602)
Due after one year	(8,629)	(9,684)
Retiree life plans	(1,640)	(1,766)
Net liability recognized	$(10,858)	$(12,052)
Amounts recorded in shareowners' equity (unamortized)
Prior service cost	$1,356	$2,901
Net actuarial loss	182	401
Total	$1,538	$3,302

(a)	Fair value of assets less APBO, as shown in the preceding tables.

In 2013, we estimate that we will amortize $395 million of prior service cost and $15 million of net actuarial loss from shareowners’ equity into retiree benefit plans cost. Comparable amortized amounts in 2012 were $518 million of prior service cost and $32 million of net actuarial loss.

Estimated Future Benefit Payments
						2018	–
(In millions)	2013	2014	2015	2016	2017	2022

	$780	$785	$785	$785	$785	$3,800

(146)

Postretirement Benefit Plans

2012 Cost of Postretirement Benefit Plans and Changes in Other Comprehensive Income

	Total	Principal	Other	Retiree
	postretirement	pension	pension	benefit
(In millions)	benefit plans	plans	plans	plans

Cost of postretirement benefit plans	$5,452	$3,798	$568	$1,086
Changes in other comprehensive income
Prior service cost (credit) – current year	(838)	–	(6)	(832)
Net actuarial loss (gain) – current year	1,804	935	954	(85)
Net curtailment/settlement	(297)	–	–	(297)
Prior service cost amortization	(805)	(279)	(8)	(518)
Net actuarial loss amortization	(3,733)	(3,421)	(280)	(32)
Total changes in other comprehensive income	(3,869)	(2,765)	660	(1,764)
Cost of postretirement benefit plans and
changes in other comprehensive income	$1,583	$1,033	$1,228	$(678)

NOTE 13. ALL OTHER LIABILITIES

This caption includes liabilities for various items including non-current compensation and benefits, deferred income, interest on tax liabilities, unrecognized tax benefits, environmental remediation, asset retirement obligations, derivative instruments, product warranties and a variety of sundry items.

Accruals for non-current compensation and benefits amounted to $39,460 million and $39,430 million at December 31, 2012 and 2011, respectively. These amounts include postretirement benefits, pension accruals, and other compensation and benefit accruals such as deferred incentive compensation. See Note 12.

We are involved in numerous remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs exclude possible insurance recoveries and, when dates and amounts of such costs are not known, are not discounted. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low end of such range. It is reasonably possible that our environmental remediation exposure will exceed amounts accrued.  However, due to uncertainties about the status of laws, regulations, technology and information related to individual sites, such amounts are not reasonably estimable. Total reserves related to environmental remediation, including asbestos claims, were $2,988 million at December 31, 2012.

(147)

NOTE 14. INCOME TAXES

Provision for Income Taxes
(In millions)	2012	2011	2010

GE
Current tax expense	$2,307	$5,166	$2,401
Deferred tax expense (benefit) from temporary differences	(294)	(327)	(377)
	2,013	4,839	2,024
GECC
Current tax expense (benefit)	1,368	775	(2,292)
Deferred tax expense (benefit) from temporary differences	(877)	124	1,307
	491	899	(985)
Consolidated
Current tax expense	3,675	5,941	109
Deferred tax expense (benefit) from temporary differences	(1,171)	(203)	930
Total	$2,504	$5,738	$1,039

GE and GECC file a consolidated U.S. federal income tax return. This enables GE to use GECC tax deductions and credits to reduce the tax that otherwise would have been payable by GE. The GECC effective tax rate for each period reflects the benefit of these tax reductions in the consolidated return. GE makes cash payments to GECC for these tax reductions at the time GE’s tax payments are due. The effect of GECC on the amount of the consolidated tax liability from the formation of the NBCU joint venture will be settled in cash no later than when GECC tax deductions and credits otherwise would have reduced the liability of the group absent the tax on joint venture formation.

Consolidated U.S. earnings (loss) from continuing operations before income taxes were $8,430 million in 2012, $10,116 million in 2011 and $5,458 million in 2010. The corresponding amounts for non-U.S.-based operations were $8,976 million in 2012, $10,141 million in 2011 and $8,729 million in 2010.

Consolidated current tax expense (benefit) includes amounts applicable to U.S. federal income taxes of $651 million in 2012, $1,037 million in 2011 and $(3,022) million in 2010, including the benefit from GECC deductions and credits applied against GE’s current U.S. tax expense. Consolidated current tax expense amounts applicable to non-U.S. jurisdictions were $2,895 million, $4,657 million and $3,132 million in 2012, 2011 and 2010, respectively. Consolidated deferred taxes related to U.S. federal income taxes were an expense (benefit) of $(414) million, $1,529 million and $1,994 million in 2012, 2011 and 2010, respectively, and amounts applicable to non-U.S. jurisdictions of an expense (benefit) of $(792) million, $(2,076) million and $(1,178) million in 2012, 2011 and 2010, respectively.

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

(148)

Our businesses are subject to regulation under a wide variety of U.S. federal, state and foreign tax laws, regulations and policies. Changes to these laws or regulations may affect our tax liability, return on investments and business operations. For example, GE’s effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with foreign banks and other foreign financial institutions in global markets. This provision, which had expired at the end of 2011, was reinstated in January, 2013 retroactively for two years through the end of 2013. The provision had been scheduled to expire and had been extended by Congress on six previous occasions, but there can be no assurance that it will continue to be extended. In the event the provision is not extended after 2013, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. If this provision is not extended, we expect our effective tax rate to increase significantly after 2014.

We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at December 31, 2012 and December 31, 2011, were approximately $108 billion and $102 billion, respectively. Most of these earnings have been reinvested in active non-U.S. business operations and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings.

Annually, we file over 5,900 income tax returns in over 250 global taxing jurisdictions. We are under examination or engaged in tax litigation in many of these jurisdictions. During 2011, the Internal Revenue Service (IRS) completed the audit of our consolidated U.S. income tax returns for 2006-2007, except for certain issues that remain under examination. During 2010, the IRS completed the audit of our consolidated U.S. income tax returns for 2003-2005. At December 31, 2012, the IRS was auditing our consolidated U.S. income tax returns for 2008-2009. In addition, certain other U.S. tax deficiency issues and refund claims for previous years were unresolved. The IRS has disallowed the tax loss on our 2003 disposition of ERC Life Reinsurance Corporation. We expect to contest the disallowance of this loss. It is reasonably possible that the unresolved items could be resolved during the next 12 months, which could result in a decrease in our balance of “unrecognized tax benefits” – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties. Resolution of audit matters, including the IRS audit of our consolidated U.S. income tax returns for 2006-2007, reduced our 2011 consolidated income tax rate by 2.3 percentage points.  Resolution of audit matters, including the IRS audit of our consolidated U.S. income tax returns for 2003-2005, reduced our 2010 consolidated effective tax rate by 5.9 percentage points.

The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

December 31 (In millions)	2012	2011

Unrecognized tax benefits	$5,445	$5,230
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	4,032	3,938
Accrued interest on unrecognized tax benefits	961	1,033
Accrued penalties on unrecognized tax benefits	173	121
Reasonably possible reduction to the balance of unrecognized tax benefits
in succeeding 12 months	0-800	0-900
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-700	0-500

(a)	Some portion of such reduction might be reported as discontinued operations.

(149)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2012	2011

Balance at January 1	$5,230	$6,139
Additions for tax positions of the current year	293	305
Additions for tax positions of prior years	882	817
Reductions for tax positions of prior years	(723)	(1,828)
Settlements with tax authorities	(191)	(127)
Expiration of the statute of limitations	(46)	(76)
Balance at December 31	$5,445	$5,230

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as provision for income taxes. For the years ended December 31, 2012, 2011 and 2010, $(45) million, $(197) million and $(75) million of interest expense (income), respectively, and $33 million, $10 million and $5 million of tax expense (income) related to penalties, respectively, were recognized in the Statement of Earnings.

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate is provided below.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate

	Consolidated			GE			GECC
	2012	2011	2010	2012	2011	2010	2012	2011	2010

U.S. federal statutory income
tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (reduction) in rate
resulting from
inclusion of after-tax
earnings of GECC in
before-tax earnings of GE	–	–	–	(15.4)	(12.0)	(7.2)	–	–	–
Tax on global activities
including exports	(12.7)	(10.6)	(19.8)	(4.2)	(5.2)	(10.7)	(18.9)	(15.0)	(54.8)
NBCU gain	–	9.3	–	–	9.8	–	–	–	–
Business Property disposition	(1.9)	–	–	–	–	–	(4.2)	–	–
U.S. business credits(a)	(2.6)	(3.2)	(4.4)	(0.7)	(1.5)	(2.2)	(4.3)	(4.7)	(13.5)
All other – net	(3.4)	(2.2)	(3.5)	(2.8)	(0.9)	(1.5)	(1.4)	(3.5)	(12.5)
	(20.6)	(6.7)	(27.7)	(23.1)	(9.8)	(21.6)	(28.8)	(23.2)	(80.8)
Actual income tax rate	14.4%	28.3%	7.3%	11.9%	25.2%	13.4%	6.2%	11.8%	(45.8)%

(a)
U.S. general business credits, primarily the credit for manufacture of energy efficient appliances, the credit for energy produced from renewable sources, the advanced energy project credit, the low-income housing credit and the credit for research performed in the U.S.

Deferred Income Taxes

Aggregate deferred income tax amounts are summarized below.

December 31 (In millions)	2012	2011

Assets
GE	$(19,745)	$(19,769)
GECC	(12,185)	(10,919)
	(31,930)	(30,688)
Liabilities
GE	13,799	12,586
GECC	18,056	17,971
	31,855	30,557
Net deferred income tax liability (asset)	$(75)	$(131)

(150)

Principal components of our net liability (asset) representing deferred income tax balances are as follows:

December 31 (In millions)	2012	2011

GE
Investment in NBCU LLC	$4,937	$4,699
Contract costs and estimated earnings	3,087	2,834
Intangible assets	2,269	1,701
Investment in global subsidiaries	921	780
Depreciation	698	574
Provision for expenses(a)	(6,503)	(6,745)
Principal pension plans	(6,567)	(6,431)
Retiree insurance plans	(3,800)	(4,218)
Non-U.S. loss carryforwards(b)	(942)	(1,039)
Other – net	(46)	662
	(5,946)	(7,183)
GECC
Financing leases	4,506	6,718
Operating leases	5,939	5,030
Intangible assets	1,657	1,689
Investment in global subsidiaries	(1,451)	85
Allowance for losses	(1,964)	(2,949)
Non-U.S. loss carryforwards(b)	(3,115)	(2,861)
Cash flow hedges	119	(104)
Net unrealized gains (losses) on securities	321	(64)
Other – net	(141)	(492)
	5,871	7,052
Net deferred income tax liability (asset)	$(75)	$(131)

(a)
Represented the tax effects of temporary differences related to expense accruals for a wide variety of items, such as employee compensation and benefits, other pension plan liabilities, interest on tax liabilities, product warranties and other sundry items that are not currently deductible.

(b)
Net of valuation allowances of $1,712 million and $1,183 million for GE and $628 million and $613 million for GECC, for 2012 and 2011, respectively. Of the net deferred tax asset as of December 31, 2012, of $4,057 million, $98 million relates to net operating loss carryforwards that expire in various years ending from December 31, 2013, through December 31, 2015; $232 million relates to net operating losses that expire in various years ending from December 31, 2016, through December 31, 2029 and $3,727 million relates to net operating loss carryforwards that may be carried forward indefinitely.

(151)

NOTE 15. SHAREOWNERS’ EQUITY

(In millions)	2012	2011	2010

Preferred stock issued	$–	$–	$–
Common stock issued	$702	$702	$702
Accumulated other comprehensive income
Balance at January 1(a)	$(23,974)	$(17,855)	$(15,530)
Other comprehensive income before reclassifications	329	(9,601)	(5,073)
Reclassifications from other comprehensive income	3,415	3,482	2,748
Other comprehensive income, net, attributable to GE	3,744	(6,119)	(2,325)
Balance at December 31	$(20,230)	$(23,974)	$(17,855)
Other capital
Balance at January 1	$33,693	$36,890	$37,729
Gains (losses) on treasury stock dispositions and other	(623)	(703)	(839)
Preferred stock redemption	–	(2,494)	–
Balance at December 31	$33,070	$33,693	$36,890
Retained earnings
Balance at January 1(b)	$137,786	$131,137	$124,655
Net earnings attributable to the Company	13,641	14,151	11,644
Dividends(c)	(7,372)	(7,498)	(5,212)
Other(d)	–	(4)	50
Balance at December 31	$144,055	$137,786	$131,137
Common stock held in treasury
Balance at January 1	$(31,769)	$(31,938)	$(32,238)
Purchases	(5,295)	(2,067)	(1,890)
Dispositions	2,493	2,236	2,190
Balance at December 31	$(34,571)	$(31,769)	$(31,938)
Total equity
GE shareowners' equity balance at December 31	$123,026	$116,438	$118,936
Noncontrolling interests balance at December 31	5,444	1,696	5,262
Total equity balance at December 31	$128,470	$118,134	$124,198

(a)	The 2010 opening balance was adjusted as of January 1, 2010, for the cumulative effect of changes in accounting principles of $265 million related to the adoption of ASU 2009-16 & 17.

(b)	The 2010 opening balance was adjusted as of January 1, 2010, for the cumulative effect of changes in accounting principles of $1,708 million related to the adoption of ASU 2009-16 & 17.

(c)	Included $1,031 million ($806 million related to our preferred stock redemption) and $300 million of dividends on preferred stock in 2011 and 2010, respectively.

(d)	Included the effects of accretion of redeemable securities to their redemption value of $38 million in 2010.

Shares of GE Preferred Stock

On October 16, 2008, we issued 30,000 shares of 10% cumulative perpetual preferred stock (par value $1.00 per share) having an aggregate liquidation value of $3,000 million, and warrants to purchase 134,831,460 shares of common stock (par value $0.06 per share) to Berkshire Hathaway Inc. (Berkshire Hathaway) for net proceeds of $2,965 million in cash. The proceeds were allocated to the preferred shares ($2,494 million) and the warrants ($471 million) on a relative fair value basis and recorded in other capital.  The warrants are exercisable through October 16, 2013, at an exercise price of $22.25 per share of common stock and were to be settled through physical share issuance.  The terms of the warrants were amended in January 2013 to allow for net share settlement where the total number of issued shares is based on the amount by which the average market price of GE common stock over the 20 trading days preceding the date of exercise exceeds the exercise price of $22.25.

The preferred stock was redeemable at our option three years after issuance at a price of 110% of liquidation value plus accrued and unpaid dividends. On September 13, 2011, we provided notice to Berkshire Hathaway that we would redeem the shares for the stated redemption price of $3,300 million, plus accrued and unpaid dividends. In connection with this notice, we recognized a preferred dividend of $806 million (calculated as the difference between the carrying value and redemption value of the preferred stock), which was recorded as a reduction to earnings attributable to common shareowners and common shareowners’ equity. The preferred shares were redeemed on October 17, 2011.

(152)

GE has 50 million authorized shares of preferred stock ($1.00 par value). No shares are issued and outstanding as of December 31, 2012.

Shares of GE Common Stock

On December 14, 2012, we increased the existing authorization by $10 billion to $25 billion for our share repurchase program and extended the program (which would have otherwise expired on December 31, 2013) through 2015. Under this program, on a book basis, we repurchased 248.6 million shares for a total of $5,185 million during 2012 and 111.3 million shares for a total of $1,968 million during 2011. On February 12, 2013, we increased the existing authorization by an additional $10 billion resulting in authorization to repurchase up to a total of $35 billion of our common stock through 2015.

GE has 13.2 billion authorized shares of common stock ($0.06 par value).

Common shares issued and outstanding are summarized in the following table.

December 31 (In thousands)	2012	2011	2010

Issued	11,693,841	11,693,841	11,693,841
In treasury	(1,288,216)	(1,120,824)	(1,078,465)
Outstanding	10,405,625	10,573,017	10,615,376

(153)

Accumulated Other Comprehensive Income

(In millions)	2012	2011	2010

Investment securities
Balance at January 1	$(30)	$(636)	$(652)
OCI before reclassifications - net of deferred taxes of $387, $341 and $72(a)	683	577	(43)
Reclassifications from OCI - net of deferred taxes of $13, $1 and $32	22	31	59
Other comprehensive income(b)	705	608	16
Less: OCI attributable to noncontrolling interests	(2)	2	–
Balance at December 31	$677	$(30)	$(636)

Currency translation adjustments
Balance at January 1	$133	$(86)	$3,788
OCI before reclassifications - net of deferred taxes of $(266), $(717) and $3,208	474	(201)	(3,939)
Reclassifications from OCI - net of deferred taxes of $54, $357 and $22	(174)	381	63
Other comprehensive income(b)	300	180	(3,876)
Less: OCI attributable to noncontrolling interests	21	(39)	(2)
Balance at December 31	$412	$133	$(86)

Cash flow hedges
Balance at January 1	$(1,176)	$(1,280)	$(1,734)
OCI before reclassifications - net of deferred taxes of $217, $238 and $(515)	(127)	(860)	(552)
Reclassifications from OCI - net of deferred taxes of $(70), $202 and $706	580	978	1,057
Other comprehensive income(b)	453	118	505
Less: OCI attributable to noncontrolling interests	(1)	14	51
Balance at December 31	$(722)	$(1,176)	$(1,280)

Benefit plans
Balance at January 1	$(22,901)	$(15,853)	$(16,932)
Prior service credit (cost) - net of deferred taxes of $304, $(276) and $1	534	(495)	(3)
Net actuarial loss - net of deferred taxes of $(574), $(4,746) and $(261)	(1,396)	(8,637)	(498)
Net curtailment/settlement - net of deferred taxes of $123	174	–	–
Prior service cost amortization - net of deferred taxes of $326, $341 and $346	497	514	513
Net actuarial loss amortization - net of deferred taxes of $1,278, $811 and $486	2,490	1,578	1,056
Other comprehensive income(b)	2,299	(7,040)	1,068
Less: OCI attributable to noncontrolling interests	(5)	8	(11)
Balance at December 31	$(20,597)	$(22,901)	$(15,853)

Accumulated other comprehensive income at December 31	$(20,230)	$(23,974)	$(17,855)

(a)
Includes adjustments of $527 million, $786 million and $1,171 million in 2012, 2011 and 2010, respectively, to deferred acquisition costs, present value of future profits, and investment contracts, insurance liabilities and insurance annuity benefits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized in accordance with ASC 320-10-S99-2.

(b)	Total other comprehensive income was $3,757 million, $(6,134) million and $(2,287) million in 2012, 2011 and 2010, respectively.

Noncontrolling Interests

Noncontrolling interests in equity of consolidated affiliates includes common shares in consolidated affiliates and preferred stock issued by GECC. Preferred shares that we are required to redeem at a specified or determinable date are classified as liabilities. The balance is summarized as follows:

December 31 (In millions)	2012	2011

GECC preferred stock	$3,960	$–
Other noncontrolling interests in consolidated affiliates(a)	1,484	1,696
Total	$5,444	$1,696

(a)	Consisted of a number of individually insignificant noncontrolling interests in partnerships and consolidated affiliates.

(154)

Changes to noncontrolling interests are as follows.

	Years ended December 31
(In millions)	2012	2011	2010

Beginning balance	$1,696	$5,262	$7,845
Net earnings	223	292	535
GECC issuance of preferred stock	3,960	–	–
Repurchase of NBCU shares(a)	–	(3,070)	(1,878)
Dispositions(b)	–	(609)	(979)
Dividends	(42)	(34)	(317)
Other(c)	(393)	(145)	56
Ending balance	$5,444	$1,696	$5,262

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

(b)
Includes noncontrolling interests related to the sale of GE SeaCo of $311 million and the redemption of Heller Financial preferred stock of $275 million in 2011, as well as the deconsolidation of Regency Energy Partners L.P. (Regency) of $979 million in 2010.

(c)	Primarily eliminations.

During 2012, GECC issued 40,000 shares of non-cumulative perpetual preferred stock with a $0.01 par value for proceeds of $3,960 million. Of these shares, 22,500 bear an initial fixed interest rate of 7.125% through June 12, 2022, bear a floating rate equal to three-month LIBOR plus 5.296% thereafter and are callable on June 15, 2022 and 17,500 shares bear an initial fixed interest rate of 6.25% through December 15, 2022, bear a floating rate equal to three-month LIBOR plus 4.704% thereafter and are callable on December 15, 2022. Dividends on the GECC preferred stock are payable semi-annually, with the first payment made in December 2012. GECC preferred stock is presented as noncontrolling interests in the GE consolidated statement of financial position.

During the 2012, GECC paid dividends of $1,926 million and special dividends of $4,500 million to GE. No dividends were paid during 2011 or 2010.

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

(155)

Stock Compensation Plans
	Securities
	to be	Weighted	Securities
	issued	average	available
	upon	exercise	for future
December 31, 2012 (Shares in thousands)	exercise	price	issuance

Approved by shareowners
Options	467,503	$19.27	(a)
RSUs	14,741	(b)	(a)
PSUs	550	(b)	(a)
Not approved by shareowners (Consultants’ Plan)
Options	334	25.38	(c)
RSUs	137	(b)	(c)
Total	483,265	$19.27	459,339

(a)
In 2007, the Board of Directors approved the 2007 Long-Term Incentive Plan (the Plan), which replaced the 1990 Long-Term Incentive Plan. During 2012, an amendment was approved to increase the number of shares authorized for issuance under the Plan from 500 million shares to 925 million shares. No more than 230 million of the total number of authorized shares may be available for awards granted in any form provided under the Plan other than options or stock appreciation rights. Total shares available for future issuance under the Plan amounted to 431.1 million shares at December 31, 2012.

(b)	Not applicable.

(c)	Total shares available for future issuance under the Consultants’ Plan amount to 28.2 million shares.

Outstanding options expire on various dates through December 13, 2022.

The following table summarizes information about stock options outstanding at December 31, 2012.

Stock Options Outstanding
(Shares in thousands)	Outstanding			Exercisable
			Average		Average
		Average	exercise		exercise
Exercise price range	Shares	life(a)	price	Shares	price

Under $10.00	45,957	5.8	$9.57	27,855	$9.57
10.01-15.00	67,018	6.1	11.98	42,963	11.97
15.01-20.00	191,179	7.8	17.43	65,988	17.08
20.01-25.00	83,204	9.7	21.57	266	20.84
25.01-30.00	21,550	5.1	28.22	18,411	28.21
30.01-35.00	44,455	2.2	33.25	44,420	33.25
Over $35.00	14,474	4.2	38.70	14,474	38.70
Total	467,837	6.9	$19.27	214,377	$20.85

At year-end 2011, options with a weighted average exercise price of $22.47 were exercisable on 189 million shares.

(a)	Average contractual life remaining in years.

(156)

Stock Option Activity
			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise	contractual	value
	(In thousands)	price	term (In years)	(In millions)

Outstanding at January 1, 2012	449,861	$18.87
Granted	83,179	21.56
Exercised	(29,672)	11.97
Forfeited	(7,464)	17.31
Expired	(28,067)	27.86
Outstanding at December 31, 2012	467,837	$19.27	6.9	$1,810
Exercisable at December 31, 2012	214,377	$20.85	5.3	$964
Options expected to vest	235,849	$17.82	8.2	$814

We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value of options granted during 2012, 2011 and 2010 was $3.80, $4.00 and $4.11, respectively. The following assumptions were used in arriving at the fair value of options granted during 2012, 2011 and 2010, respectively: risk-free interest rates of 1.3%, 2.6% and 2.9%; dividend yields of 4.0%, 3.9% and 3.9%; expected volatility of 29%, 30% and 35%; and expected lives of 7.8 years, 7.7 years, and 6.9 years. Risk-free interest rates reflect the yield on zero-coupon U.S. Treasury securities. Expected dividend yields presume a set dividend rate and we used a historical five-year average for the dividend yield. Expected volatilities are based on implied volatilities from traded options and historical volatility of our stock. The expected option lives are based on our historical experience of employee exercise behavior.

The total intrinsic value of options exercised during 2012, 2011 and 2010 amounted to $265 million, $65 million and $23 million, respectively. As of December 31, 2012, there was $734 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of 2 years, of which approximately $198 million after tax is expected to be recognized in 2013.

Stock option expense recognized in net earnings during 2012, 2011 and 2010 amounted to $220 million, $230 million and $178 million, respectively. Cash received from option exercises during 2012, 2011 and 2010 was $355 million, $89 million and $37 million, respectively. The tax benefit realized from stock options exercised during 2012, 2011 and 2010 was $88 million, $21 million and $7 million, respectively.

Other Stock-based Compensation
			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Shares	grant date	contractual	value
	(In thousands)	fair value	term (In years)	(In millions)

RSUs outstanding at January 1, 2012	15,544	$25.18
Granted	5,379	20.79
Vested	(5,692)	28.32
Forfeited	(353)	22.74
RSUs outstanding at December 31, 2012	14,878	$22.45	3.0	$312
RSUs expected to vest	13,556	$22.46	2.9	$285

(157)

The fair value of each restricted stock unit is the market price of our stock on the date of grant. The weighted average grant date fair value of RSUs granted during 2012, 2011 and 2010 was $20.79, $16.74 and $15.89, respectively. The total intrinsic value of RSUs vested during 2012, 2011 and 2010 amounted to $116 million, $154 million and $111 million, respectively. As of December 31, 2012, there was $190 million of total unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted average period of 2 years, of which approximately $47 million after tax is expected to be recognized in 2013. As of December 31, 2012, 0.6 million PSUs with a weighted average remaining contractual term of 2 years, an aggregate intrinsic value of $12 million and $1 million of unrecognized compensation cost were outstanding. Other share-based compensation expense for RSUs and PSUs recognized in net earnings amounted to $79 million, $84 million and $116 million in 2012, 2011 and 2010, respectively.

The income tax benefit recognized in earnings based on the compensation expense recognized for all share-based compensation arrangements amounted to $153 million, $163 million and $143 million in 2012, 2011 and 2010, respectively. The excess of actual tax deductions over amounts assumed, which are recognized in shareowners’ equity, were insignificant in 2012, 2011 and 2010.

When stock options are exercised and restricted stock vests, the difference between the assumed tax benefit and the actual tax benefit must be recognized in our financial statements. In circumstances in which the actual tax benefit is lower than the estimated tax benefit, that difference is recorded in equity, to the extent there are sufficient accumulated excess tax benefits. At December 31, 2012, our accumulated excess tax benefits are sufficient to absorb any future differences between actual and estimated tax benefits for all of our outstanding option and restricted stock grants.

NOTE 17. OTHER INCOME

(In millions)	2012	2011	2010

GE
Associated companies(a)	$1,545	$894	$413
Purchases and sales of business interests(b)	574	3,804	319
Licensing and royalty income	290	304	364
Interest income from GECC	114	206	133
Marketable securities and bank deposits	38	52	40
Other items	96	10	16
	2,657	5,270	1,285
Eliminations	(94)	(206)	(134)
Total	$2,563	$5,064	$1,151

(a)	Included income of $1,416 million and $789 million from our equity method investment in NBCU LLC in 2012 and 2011, respectively.

(b)	Included a pre-tax gain of $3,705 million ($526 million after tax) related to our transfer of the assets of our NBCU business to a newly formed entity, NBCU LLC, in 2011. See Note 2.

(158)

NOTE 18. GECC REVENUES FROM SERVICES

(In millions)	2012	2011	2010

Interest on loans	$19,074	$20,056	$20,810
Equipment leased to others	10,855	11,343	11,116
Fees	4,732	4,698	4,734
Investment income(a)	2,630	2,500	2,185
Financing leases	1,888	2,378	2,749
Associated companies(b)	1,538	2,337	2,035
Premiums earned by insurance activities	1,714	1,905	2,014
Real estate investments	1,709	1,625	1,240
Other items	1,780	2,078	2,440
	45,920	48,920	49,323
Eliminations	(1,273)	(1,219)	(1,343)
Total	$44,647	$47,701	$47,980

(a)	Included net other-than-temporary impairments on investment securities of $140 million, $387 million and $253 million in 2012, 2011 and 2010, respectively. See Note 3.

(b)
During 2011, we sold an 18.6% equity interest in Garanti Bank and recorded a pre-tax gain of $690 million. During 2012, we sold our remaining equity interest in Garanti Bank, which was classified as an available-for-sale security.

NOTE 19. SUPPLEMENTAL COST INFORMATION

We funded research and development expenditures of $4,520 million in 2012, $4,601 million in 2011 and $3,939 million in 2010. Research and development costs are classified in cost of goods sold in the Statement of Earnings. In addition, research and development funding from customers, principally the U.S. government, totaled $680 million, $788 million and $979 million in 2012, 2011 and 2010, respectively.

Rental expense under operating leases is shown below.

(In millions)	2012	2011	2010

GE	$1,170	$968	$1,073
GECC	561	615	637

At December 31, 2012, minimum rental commitments under noncancellable operating leases aggregated $2,474 million and $1,583 million for GE and GECC, respectively. Amounts payable over the next five years follow.

(In millions)	2013	2014	2015	2016	2017

GE	$567	$499	$393	$331	$274
GECC	318	245	201	164	136

GE’s selling, general and administrative expenses totaled $17,672 million in 2012, $17,556 million in 2011 and $16,340 million in 2010. The increase in 2012 is primarily due to increased acquisition-related costs, offset by the effects of global cost reduction initiatives. The increase in 2011 is primarily due to higher pension costs, increased acquisition-related costs and increased costs to support global growth, partially offset by the disposition of NBCU and lower restructuring and other charges.

(159)

Our Aviation segment enters into collaborative arrangements with manufacturers and suppliers of components used to build and maintain certain engines, under which GE and these participants share in risks and rewards of these product programs. Under these arrangements, participation fees earned and recorded as other income totaled $35 million, $12 million and $4 million for the years 2012, 2011 and 2010, respectively. GE’s payments to participants are recorded as costs of services sold ($593 million, $612 million and $563 million for the years 2012, 2011 and 2010, respectively) or as cost of goods sold ($2,506 million, $1,996 million and $1,751 million for the years 2012, 2011 and 2010, respectively).

NOTE 20. EARNINGS PER SHARE INFORMATION

	2012		2011		2010
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations for per-share
calculation(a)(b)	$14,659	$14,659	$14,206	$14,205	$12,588	$12,588
Preferred stock dividends declared(c)	–	–	(1,031)	(1,031)	(300)	(300)
Earnings from continuing operations attributable to
common shareowners for per-share calculation(a)(b)	14,659	14,659	13,174	13,174	12,288	12,288
Earnings (loss) from discontinued operations for
per-share calculation(a)(b)	(1,035)	(1,036)	(74)	(75)	(964)	(965)
Net earnings attributable to GE common shareowners
for per-share calculation(a)(b)	$13,623	$13,622	$13,098	$13,098	$11,322	$11,322

Average equivalent shares
Shares of GE common stock outstanding	10,523	10,523	10,591	10,591	10,661	10,661
Employee compensation-related shares, including
stock options	41	–	29	–	17	–
Total average equivalent shares	10,564	10,523	10,620	10,591	10,678	10,661

Per-share amounts
Earnings from continuing operations	$1.39	$1.39	$1.24	$1.24	$1.15	$1.15
Earnings (loss) from discontinued operations	(0.10)	(0.10)	(0.01)	(0.01)	(0.09)	(0.09)
Net earnings	1.29	1.29	1.23	1.24	1.06	1.06

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of earnings per share pursuant to the two-class method. Application of this treatment has an insignificant effect.

(a)	Included an insignificant amount of dividend equivalents in each of the three years presented.

(b)	Included an insignificant amount related to accretion of redeemable securities in 2010.

(c)	Included $806 million related to the redemption of our 10% cumulative preferred stock in 2011. See Note 15.

For the years ended December 31, 2012, 2011 and 2010, there were approximately 292 million, 321 million and 325 million, respectively, of outstanding stock awards that were not included in the computation of diluted earnings per share because their effect was antidilutive.

Earnings-per-share amounts are computed independently for earnings from continuing operations, earnings (loss) from discontinued operations and net earnings. As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net earnings.

(160)

NOTE 21. FAIR VALUE MEASUREMENTS

For a description of how we estimate fair value, see Note 1.

The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are investment securities primarily supporting obligations to annuitants and policyholders in our run-off insurance operations and supporting obligations to holders of GICs in Trinity (which ceased issuing new investment contracts beginning in the first quarter of 2010), investment securities held at our treasury operations and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries. Such securities are mainly investment grade.

(161)

						Netting
(In millions)	Level 1	(a)	Level 2	(a)	Level 3	adjustment	(b)	Net balance

December 31, 2012
Assets
Investment securities
Debt
U.S. corporate	$–		$20,580		$3,591	$–		$24,171
State and municipal	–		4,469		77	–		4,546
Residential mortgage-backed	–		2,162		100	–		2,262
Commercial mortgage-backed	–		3,088		6	–		3,094
Asset-backed(c)	–		715		5,023	–		5,738
Corporate – non-U.S.	71		1,132		1,218	–		2,421
Government – non-U.S.	702		1,019		42	–		1,763
U.S. government and federal
agency	–		3,288		277	–		3,565
Retained interests	–		–		83	–		83
Equity
Available-for-sale	590		16		13	–		619
Trading	248		–		–	–		248
Derivatives(d)	–		11,432		434	(7,926)		3,940
Other(e)	35		–		799	–		834
Total	$1,646		$47,901		$11,663	$(7,926)		$53,284

Liabilities
Derivatives	$–		$3,434		$20	$(3,177)		$277
Other(f)	–		908		–	–		908
Total	$–		$4,342		$20	$(3,177)		$1,185

December 31, 2011
Assets
Investment securities
Debt
U.S. corporate	$–		$20,535		$3,235	$–		$23,770
State and municipal	–		3,157		77	–		3,234
Residential mortgage-backed	–		2,568		41	–		2,609
Commercial mortgage-backed	–		2,824		4	–		2,828
Asset-backed(c)	–		930		4,040	–		4,970
Corporate – non-U.S.	71		1,058		1,204	–		2,333
Government – non-U.S.	1,003		1,444		84	–		2,531
U.S. government and federal
agency	–		3,805		253	–		4,058
Retained interests	–		–		35	–		35
Equity
Available-for-sale	730		18		17	–		765
Trading	241		–		–	–		241
Derivatives(d)	–		15,252		393	(5,604)		10,041
Other(e)	–		–		817	–		817
Total	$2,045		$51,591		$10,200	$(5,604)		$58,232

Liabilities
Derivatives	$–		$5,010		$27	$(4,308)		$729
Other(f)	–		863		–	–		863
Total	$–		$5,873		$27	$(4,308)		$1,592

(a)	There were no securities transferred between Level 1 and Level 2 during 2012.

(b)	The netting of derivative receivables and payables (including the effects of any collateral posted or received) is permitted when a legally enforceable master netting agreement exists.

(c)	Includes investments in our CLL business in asset-backed securities collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.

(d)
The fair value of derivatives included an adjustment for non-performance risk. The cumulative adjustment was a gain (loss) of $(15) million at December 31, 2012 and $(13) million at December 31, 2011. See Note 22 for additional information on the composition of our derivative portfolio.

(e)	Included private equity investments and loans designated under the fair value option.

(f)	Primarily represented the liability associated with certain of our deferred incentive compensation plans.

(162)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the years ended December 31, 2012 and 2011, respectively. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners’ equity.

Changes in Level 3 Instruments for the Year Ended December 31, 2012
													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
	Balance	gains		accumulated								Balance	instruments
	at	(losses)		other				Transfers		Transfers		at	still held at
	January 1,	included		comprehensive				into		out of		December 31,	December 31,
	2012	in earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2012	2012	(c)

Investment securities
Debt
U.S. Corporate	$3,235	$66		$32	$483	$(214)	$(110)	$299		$(200)		$3,591	$–
State and municipal	77	–		10	16	–	(1)	78		(103)		77	–
Residential
mortgage-backed	41	(3)		1	6	–	(3)	135		(77)		100	–
Commercial
mortgage-backed	4	–		(1)	–	–	–	6		(3)		6	–
Asset-backed	4,040	1		(25)	1,490	(502)	–	25		(6)		5,023	–
Corporate – non-U.S.	1,204	(11)		19	341	(51)	(172)	24		(136)		1,218	–
Government
– non-U.S.	84	(33)		38	65	(72)	(40)	–		–		42	–
U.S. government and
federal agency	253	–		24	–	–	–	–		–		277	–
Retained interests	35	(1)		(3)	16	(6)	(12)	54		–		83	–
Equity
Available-for-sale	17	–		(1)	3	(3)	(1)	2		(4)		13	–
Trading	–	–		–	–	–	–	–		–		–	–
Derivatives(d)(e)	369	29		(1)	(1)	–	(112)	190		(58)		416	160
Other	817	50		2	159	(137)	–	–		(92)		799	43
Total	$10,176	$98		$95	$2,578	$(985)	$(451)	$813		$(679)		$11,645	$203

(a)	Earnings effects are primarily included in the “GECC revenues from services” and “Interest and other financial charges” captions in the Statement of Earnings.

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

(164)

Non-Recurring Fair Value Measurements

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at December 31, 2012 and 2011. These assets can include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

	Remeasured during the year ended December 31
	2012		2011
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and loans held for sale	$366	$4,094	$158	$5,159
Cost and equity method investments(a)	8	313	–	403
Long-lived assets, including real estate	702	2,184	1,343	3,282
Total	$1,076	$6,591	$1,501	$8,844

(a)	Includes the fair value of private equity and real estate funds included in Level 3 of $84 million and $123 million at December 31, 2012 and 2011, respectively.

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at December 31, 2012 and 2011.

	Year ended December 31
(In millions)	2012	2011

Financing receivables and loans held for sale	$(595)	$(857)
Cost and equity method investments(a)	(153)	(274)
Long-lived assets, including real estate(b)	(624)	(1,424)
Total	$(1,372)	$(2,555)

(a)	Includes fair value adjustments associated with private equity and real estate funds of $(33) million and $(24) million during 2012 and 2011, respectively.

(b)	Includes impairments related to real estate equity properties and investments recorded in other costs and expenses of $218 million and $976 million during 2012 and 2011, respectively.

(165)

Level 3 Measurements

The following table presents information relating to the significant unobservable inputs of our Level 3 recurring and non-recurring measurements.

	Fair value at			Range
	December 31,	Valuation	Unobservable	(weighted
(Dollars in millions)	2012	technique	inputs	average)

Recurring fair value measurements

Investment securities

Debt

U.S. corporate	$1,652	Income approach	Discount rate(a)	1.3%-29.9% (11.1%)

Asset-backed	4,977	Income approach	Discount rate(a)	2.1%-13.1% (3.8%)

Corporate Non-U.S.	865	Income approach	Discount rate(a)	1.5%-25.0% (13.2%)

Other financial assets	360	Income approach	Weighted average	8.7%-10.2% (8.7%)
			cost of capital

	273	Market comparables	EBITDA multiple	4.9X-10.6X (7.9X)

Non-recurring fair value measurements

Financing receivables and loans held for sale	$2,633	Income approach	Capitalization rate(b)	3.8%-14.0% (8.0%)

	202	Business enterprise	EBITDA multiple	2.0X-6.0X (4.8X)
		value

Cost and equity method investments	72	Income approach	Capitalization rate(b)	9.2%-12.8% (12.0%)

Long-lived assets, including real estate	985	Income approach	Capitalization rate(b)	4.8%-14.6% (7.3%)

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

Other Level 3 recurring fair value measurements of $3,146 million and non-recurring measurements of $2,412 million are valued using non-binding broker quotes or other third-party sources. For a description of our process to evaluate third-party pricing servicers, see Note 1. Other recurring fair value measurements of $370 million and non-recurring fair value measurements of $287 million were individually insignificant and utilize a number of different unobservable inputs not subject to meaningful aggregation.

(166)

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

	2012			2011
		Assets (liabilities)			Assets (liabilities)
		Carrying			Carrying
	Notional	amount	Estimated	Notional	amount	Estimated
December 31 (In millions)	amount	(net)	fair value	amount	(net)	fair value

GE
Assets
Investments and notes
receivable	$ (a)	$222	$222	$ (a)	$285	$285
Liabilities
Borrowings(b)	(a)	(17,469)	(18,619)	(a)	(11,589)	(12,535)
GECC
Assets
Loans	(a)	236,678	239,084	(a)	250,999	251,433
Other commercial mortgages	(a)	2,222	2,249	(a)	1,494	1,537
Loans held for sale	(a)	1,180	1,181	(a)	496	497
Other financial instruments(c)	(a)	1,858	2,276	(a)	2,071	2,534
Liabilities
Borrowings and bank
deposits(b)(d)	(a)	(397,300)	(414,533)	(a)	(443,097)	(449,403)
Investment contract benefits	(a)	(3,321)	(4,150)	(a)	(3,493)	(4,240)
Guaranteed investment
contracts	(a)	(1,644)	(1,674)	(a)	(4,226)	(4,266)
Insurance – credit life(e)	2,277	(120)	(104)	1,944	(106)	(88)

(a)	These financial instruments do not have notional amounts.

(b)	See Note 10.

(c)	Principally cost method investments.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at December 31, 2012 and 2011 would have been reduced by $7,937 million and $9,051 million, respectively.

(e)	Net of reinsurance of $2,000 million at both December 31, 2012 and 2011.

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

(167)

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

Loan Commitments
	Notional amount
December 31 (In millions)	2012	2011

Ordinary course of business lending commitments(a)	$3,708	$3,756
Unused revolving credit lines(b)
Commercial(c)	17,929	18,757
Consumer – principally credit cards	271,387	257,646

(a)	Excluded investment commitments of $1,276 million and $2,064 million as of December 31, 2012 and 2011, respectively.

(b)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $12,813 million and $12,354 million as of December 31, 2012 and 2011, respectively.

(c)
Included commitments of $12,923 million and $14,057 million as of December 31, 2012 and 2011, respectively, associated with secured financing arrangements that could have increased to a maximum of $15,731 million and $17,344 million at December 31, 2012 and 2011, respectively, based on asset volume under the arrangement.

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

(168)

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $325,000 million, approximately 87% or $282,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivative activities primarily relate to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases and contracts containing certain clauses which meet the accounting definition of a derivative. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings concurrently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected concurrently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.

The following table provides information about the fair value of our derivatives by contract type, separating those accounted for as hedges and those that are not.

	2012		2011
	Fair value		Fair value
December 31 (In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$8,443	$719	$9,446	$1,049
Currency exchange contracts	890	1,777	3,750	2,325
Other contracts	1	–	1	11
	9,334	2,496	13,197	3,385

Derivatives not accounted for as hedges
Interest rate contracts	452	195	319	241
Currency exchange contracts	1,797	691	1,748	1,274
Other contracts	283	72	381	137
	2,532	958	2,448	1,652

Netting adjustments(a)	(2,801)	(2,786)	(3,294)	(3,281)

Cash collateral(b)(c)	(5,125)	(391)	(2,310)	(1,027)
Total	$3,940	$277	$10,041	$729

Derivatives are classified in the captions “All other assets” and “All other liabilities” in our financial statements.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty non-performance risk. At December 31, 2012 and 2011, the cumulative adjustment for non-performance risk was a gain (loss) of $(15) million and $(13) million, respectively.

(b)	Excludes excess cash collateral received of $42 million and $579 million at December 31, 2012 and 2011, respectively. Excludes excess cash collateral posted of $10 million at December 31, 2012.

(c)
Excludes securities pledged to us as collateral of $5,586 million and $10,574 million at December 31, 2012 and 2011, respectively, which includes excess securities collateral of $359 million at December 31, 2012.

Fair value hedges

We use interest rate and currency exchange derivatives to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate debt. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in earnings within interest and other financial charges, along with offsetting adjustments to the carrying amount of the hedged debt. The following table provides information about the earnings effects of our fair value hedging relationships for the years ended December 31, 2012 and 2011.

(169)

	2012		2011
(In millions)	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
	derivatives	items	derivatives	items

Interest rate contracts	$708	$(1,041)	$5,888	$(6,322)
Currency exchange contracts	(169)	199	119	(144)

Fair value hedges resulted in $(303) million and $(459) million of ineffectiveness in 2012 and 2011, respectively. In both 2012 and 2011, there were insignificant amounts excluded from the assessment of effectiveness.

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

The following table provides information about the amounts recorded in AOCI, as well as the gain (loss) recorded in earnings, primarily in interest and other financial charges, when reclassified out of AOCI, for the years ended December 31, 2012 and 2011.

	Gain (loss) recognized		Gain (loss) reclassified from
	in AOCI		AOCI into earnings
(In millions)	2012	2011	2012	2011

Interest rate contracts	$(158)	$(302)	$(499)	$(820)
Currency exchange contracts	317	(292)	(6)	(370)
Commodity contracts	6	(13)	(5)	10
Total	$165	$(607)	$(510)	$(1,180)

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $799 million loss at December 31, 2012. We expect to transfer $391 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In 2012, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At December 31, 2012 and 2011, the maximum term of derivative instruments that hedge forecasted transactions was 20 years and 21 years, respectively.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts are primarily reported in GECC revenues from services and totaled $5 million and $29 million for the years ended December 31, 2012 and 2011, respectively.

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

The following table provides information about the amounts recorded in AOCI for the years ended December 31, 2012 and 2011, as well as the gain (loss) recorded in GECC revenues from services when reclassified out of AOCI.

(170)

	Gain (loss) recognized		Gain (loss) reclassified
(In millions)	in CTA		from CTA
	2012	2011	2012	2011

Currency exchange contracts	$(2,905)	$1,232	$27	$(716)

The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(874) million and $(1,345) million for the years ended December 31, 2012 and 2011, respectively, and are recorded in interest and other financial charges.

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in GECC revenues from services or other income, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Losses for the year ended December 31, 2012 on derivatives not designated as hedges were $(513) million composed of amounts related to interest rate contracts of $(297) million, currency exchange contracts of $(342) million, and other derivatives of $126 million. These losses more than offset the earnings effects from the underlying items that were economically hedged. Losses for the year ended December 31, 2011 on derivatives not designated as hedges were $(876) million composed of amounts related to interest rate contracts of $(5) million, currency exchange contracts of $(817) million, and other derivatives of $(54) million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. At December 31, 2012, our exposure to counterparties, including interest due, net of collateral we hold, was $559 million.  The fair value of such collateral was $10,352 million, of which $5,125 million was cash and $5,227 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $391 million at December 31, 2012.

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. The net amount relating to our derivative liability subject to these provisions, after consideration of collateral posted by us, and outstanding interest payments, was $337 million at December 31, 2012.

(171)

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

COMMERCIAL

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Commercial financing receivables.

	Financing receivables
December 31 (In millions)	2012	2011

CLL
Americas	$72,517	$80,505
Europe	37,035	36,899
Asia	11,401	11,635
Other	605	436
Total CLL	121,558	129,475

Energy Financial Services	4,851	5,912

GECAS	10,915	11,901

Other	486	1,282

Total Commercial financing receivables, before allowance for losses	$137,810	$148,570

Non-impaired financing receivables	$132,741	$142,908
General reserves	554	718

Impaired loans	5,069	5,662
Specific reserves	487	812

Past Due Financing Receivables

The following table displays payment performance of Commercial financing receivables.

(172)

	2012		2011
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
December 31	past due	past due	past due	past due

CLL
Americas	1.1%	0.5%	1.3%	0.8%
Europe	3.7	2.1	3.8	2.1
Asia	0.9	0.6	1.3	1.0
Other	0.1	–	2.0	0.1
Total CLL	1.9	1.0	2.0	1.2

Energy Financial Services	–	–	0.3	0.3

GECAS	–	–	–	–

Other	2.8	2.8	3.7	3.5

Total	1.7	0.9	1.8	1.1

Nonaccrual Financing Receivables

The following table provides further information about Commercial financing receivables that are classified as nonaccrual. Of our $4,166 million and $4,718 million of nonaccrual financing receivables at December 31, 2012 and December 31, 2011, respectively, $2,647 million and $1,227 million are currently paying in accordance with their contractual terms, respectively.

	Nonaccrual financing		Nonearning financing
	receivables		receivables
December 31 (Dollars in millions)	2012	2011	2012	2011

CLL
Americas	$1,951	$2,417	$1,333	$1,862
Europe	1,740	1,599	1,299	1,167
Asia	395	428	193	269
Other	52	68	52	11
Total CLL	4,138	4,512	2,877	3,309

Energy Financial Services	–	22	–	22

GECAS	3	69	–	55

Other	25	115	13	65
Total	$4,166	$4,718	$2,890	$3,451

Allowance for losses percentage	25.0%	32.4%	36.0%	44.3%

(173)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Commercial.

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment in	investment	principal	Associated	investment
December 31 (In millions)	in loans	balance	loans	in loans	balance	allowance	in loans

2012

CLL
Americas	$2,487	$2,927	$2,535	$557	$681	$178	$987
Europe	1,131	1,901	1,009	643	978	278	805
Asia	62	64	62	109	120	23	134
Other	–	–	43	52	68	6	16
Total CLL	3,680	4,892	3,649	1,361	1,847	485	1,942
Energy Financial Services	–	–	2	–	–	–	7
GECAS	–	–	17	3	3	–	5
Other	17	28	26	8	8	2	40
Total	$3,697	$4,920	$3,694	$1,372	$1,858	$487	$1,994

2011

CLL
Americas	$2,136	$2,219	$2,128	$1,367	$1,415	$425	$1,468
Europe	936	1,060	1,001	730	717	263	602
Asia	85	83	94	156	128	84	214
Other	54	58	13	11	11	2	5
Total CLL	3,211	3,420	3,236	2,264	2,271	774	2,289
Energy Financial Services	4	4	20	18	18	9	87
GECAS	28	28	59	–	–	–	11
Other	62	63	67	75	75	29	97
Total	$3,305	$3,515	$3,382	$2,357	$2,364	$812	$2,484

We recognized $253 million and $193 million of interest income, including $92 million and $59 million on a cash basis, for the years ended December 31, 2012 and 2011, respectively, principally in our CLL Americas business. The total average investment in impaired loans for the years ended December 31, 2012 and 2011 was $5,688 million and $5,866 million, respectively.

Impaired loans classified as TDRs in our CLL business were $3,872 million and $3,642 million at December 31, 2012 and 2011, respectively, and were primarily attributable to CLL Americas ($2,577 million and $2,746 million, respectively). For the year ended December 31, 2012, we modified $2,935 million of loans classified as TDRs, primarily in CLL Americas ($1,739 million) and CLL EMEA ($992 million). Changes to these loans primarily included debt to equity exchange, extensions, interest-only payment periods and forbearance or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $2,935 million of modifications classified as TDRs during 2012, $217 million have subsequently experienced a payment default in 2012. Of our $1,856 million of modifications classified as TDRs during 2011, $101 million have subsequently experienced a payment default in 2011.

(174)

Credit Quality Indicators

Substantially all of our Commercial financing receivables portfolio is secured lending and we assess the overall quality of the portfolio based on the potential risk of loss measure. The metric incorporates both the borrower’s credit quality along with any related collateral protection.

Our internal risk ratings process is an important source of information in determining our allowance for losses and represents a comprehensive, statistically validated approach to evaluate risk in our financing receivables portfolios. In deriving our internal risk ratings, we stratify our Commercial portfolios into 21 categories of default risk and/or six categories of loss given default to group into three categories: A, B and C. Our process starts by developing an internal risk rating for our borrowers, which are based upon our proprietary models using data derived from borrower financial statements, agency ratings, payment history information, equity prices and other commercial borrower characteristics. We then evaluate the potential risk of loss for the specific lending transaction in the event of borrower default, which takes into account such factors as applicable collateral value, historical loss and recovery rates for similar transactions, and our collection capabilities. Our internal risk ratings process and the models we use are subject to regular monitoring and validation controls. The frequency of rating updates is set by our credit risk policy, which requires annual Risk Committee approval. The models are updated on a regular basis and statistically validated annually, or more frequently as circumstances warrant.

The table below summarizes our Commercial financing receivables by risk category. As described above, financing receivables are assigned one of 21 risk ratings based on our process and then these are grouped by similar characteristics into three categories in the table below. Category A is characterized by either high credit quality borrowers or transactions with significant collateral coverage which substantially reduces or eliminates the risk of loss in the event of borrower default. Category B is characterized by borrowers with weaker credit quality than those in Category A, or transactions with moderately strong collateral coverage which minimizes but may not fully mitigate the risk of loss in the event of default. Category C is characterized by borrowers with higher levels of default risk relative to our overall portfolio or transactions where collateral coverage may not fully mitigate a loss in the event of default.

(175)

	Secured
December 31 (In millions)	A	B	C	Total

2012

CLL
Americas	$68,360	$1,775	$2,382	$72,517
Europe	33,754	1,188	1,256	36,198
Asia	10,732	117	372	11,221
Other	161	–	94	255
Total CLL	113,007	3,080	4,104	120,191

Energy Financial Services	4,725	–	–	4,725

GECAS	10,681	223	11	10,915

Other	486	–	–	486
Total	$128,899	$3,303	$4,115	$136,317

2011

CLL
Americas	$73,103	$2,816	$4,586	$80,505
Europe	33,481	1,080	1,002	35,563
Asia	10,644	116	685	11,445
Other	345	–	91	436
Total CLL	117,573	4,012	6,364	127,949

Energy Financial Services	5,727	24	18	5,769

GECAS	10,881	970	50	11,901

Other	1,282	–	–	1,282
Total	$135,463	$5,006	$6,432	$146,901

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

Our unsecured Commercial financing receivables portfolio is primarily attributable to our Interbanca S.p.A. and GE Sanyo Credit acquisitions in Europe and Asia, respectively. At December 31, 2012 and December 31, 2011, these financing receivables included $458 million and $325 million rated A, $583 million and $748 million rated B, and $452 million and $596 million rated C, respectively.

(176)

REAL ESTATE

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Real Estate financing receivables.

	Financing receivables
December 31 (In millions)	2012	2011

Debt	$19,746	$24,501
Business Properties(a)	1,200	8,248

Total Real Estate financing receivables, before allowance for losses	$20,946	$32,749

Non-impaired financing receivables	$15,253	$24,002
General reserves	132	267

Impaired loans	5,693	8,747
Specific reserves	188	822

(a)	In 2012, we completed the sale of a portion of our Business Properties portfolio.

Past Due Financing Receivables

The following table displays payment performance of Real Estate financing receivables.

	2012		2011
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
December 31	past due	past due	past due	past due

Debt	1.7%	1.7%	2.4%	2.3%
Business Properties	10.8	10.2	3.9	3.0
Total	2.3	2.2	2.8	2.5

Nonaccrual Financing Receivables

The following table provides further information about Real Estate financing receivables that are classified as nonaccrual. Of our $4,885 million and $6,949 million of nonaccrual financing receivables at December 31, 2012 and December 31, 2011, respectively, $4,461 million and $6,061 million are currently paying in accordance with their contractual terms, respectively.

	Nonaccrual financing		Nonearning financing
	receivables		receivables
December 31 (Dollars in millions)	2012	2011	2012	2011

Debt	$4,576	$6,351	$321	$541
Business Properties	309	598	123	249
Total	$4,885	$6,949	$444	$790

Allowance for losses percentage	6.6%	15.7%	72.1%	137.8%

(177)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Real Estate.

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment	investment	principal	Associated	investment
December 31 (In millions)	in loans	balance	in loans	in loans	balance	allowance	in loans

2012

Debt	$3,294	$3,515	$3,575	$2,077	$2,682	$156	$3,455
Business Properties	197	197	198	125	125	32	297
Total	$3,491	$3,712	$3,773	$2,202	$2,807	$188	$3,752

2011

Debt	$3,558	$3,614	$3,568	$4,560	$4,652	$717	$5,435
Business Properties	232	232	215	397	397	105	460
Total	$3,790	$3,846	$3,783	$4,957	$5,049	$822	$5,895

We recognized $329 million and $399 million of interest income, including $237 million and $339 million on a cash basis, for the years ended December 31, 2012 and 2011, respectively, principally in our Real Estate-Debt portfolio. The total average investment in impaired loans for the years ended December 31, 2012 and 2011 was $7,525 million and $9,678 million, respectively.

Real Estate TDRs decreased from $7,006 million at December 31, 2011 to $5,146 million at December 31, 2012, primarily driven by resolution of TDRs through paydowns, restructurings, foreclosures and write-offs, partially offset by extensions of loans scheduled to mature during 2012, some of which were classified as TDRs upon modification. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable.  For the year ended December 31, 2012, we modified $4,351 million of loans classified as TDRs, substantially all in our Debt portfolio. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $4,351 million of modifications classified as TDRs during 2012, $210 million have subsequently experienced a payment default in 2012. Of our $3,965 million of modifications classified as TDRs during 2011, $140 million have subsequently experienced a payment default in 2011.

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

(178)

	Loan-to-value ratio
	2012			2011
	Less than	80% to	Greater than	Less than	80% to	Greater than
December 31 (In millions)	80%	95%	95%	80%	95%	95%

Debt	$13,570	$2,572	$3,604	$14,454	$4,593	$5,454

At December 31, 2012, Business Properties receivables of $956 million, $25 million and $219 million were rated A, B and C, respectively. At December 31, 2011, Business Properties receivables of $7,628 million, $110 million and $510 million were rated A, B and C, respectively.

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

CONSUMER

At December 31, 2012, our U.S. consumer financing receivables included private-label credit card and sales financing for approximately 57 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 66% relate to credit card loans, which are often subject to profit and loss-sharing arrangements with the retailer (which are recorded in revenues), and the remaining 34% are sales finance receivables, which provide financing to customers in areas such as electronics, recreation, medical and home improvement.

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Consumer financing receivables.

	Financing receivables
December 31 (In millions)	2012	2011

Non-U.S. residential mortgages	$33,451	$35,550
Non-U.S. installment and revolving credit	18,546	18,544
U.S. installment and revolving credit	50,853	46,689
Non-U.S. auto	4,260	5,691
Other	8,070	7,244
Total Consumer financing receivables, before allowance for losses	$115,180	$113,718

Non-impaired financing receivables	$111,960	$110,825
General reserves	2,950	2,891

Impaired loans	3,220	2,893
Specific reserves	674	680

Past Due Financing Receivables

The following table displays payment performance of Consumer financing receivables.

(179)

	2012		2011
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
December 31	past due	past due(a)	past due	past due(a)

Non-U.S. residential mortgages	12.0%	7.5%	12.3%	7.9%
Non-U.S. installment and revolving credit	3.9	1.1	4.1	1.2
U.S. installment and revolving credit	4.6	2.0	5.0	2.2
Non-U.S. auto	3.1	0.5	3.1	0.6
Other	2.8	1.7	3.5	2.0
Total	6.5	3.4	6.9	3.7

(a)
Included $24 million and $45 million of loans at December 31, 2012 and December 31, 2011, respectively, which are over 90 days past due and accruing interest, mainly representing accretion on loans acquired at a discount.

Nonaccrual Financing Receivables

The following table provides further information about Consumer financing receivables that are classified as nonaccrual.

	Nonaccrual financing		Nonearning financing
	receivables		receivables
December 31 (Dollars in millions)	2012	2011	2012	2011

Non-U.S. residential mortgages	$2,600	$2,995	$2,569	$2,870
Non-U.S. installment and revolving credit	224	321	224	263
U.S. installment and revolving credit	1,026	990	1,026	990
Non-U.S. auto	24	43	24	43
Other	427	487	351	419
Total	$4,301	$4,836	$4,194	$4,585

Allowance for losses percentage	84.3%	73.8%	86.4%	77.9%

(180)

Impaired Loans

The vast majority of our Consumer nonaccrual financing receivables are smaller balance homogeneous loans evaluated collectively, by portfolio, for impairment and therefore are outside the scope of the disclosure requirement for impaired loans. Accordingly, impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and are therefore subject to the disclosure requirement for impaired loans, and commercial loans in our Consumer–Other portfolio. The recorded investment of these impaired loans totaled $3,220 million (with an unpaid principal balance of $3,269 million) and comprised $105 million with no specific allowance, primarily all in our Consumer–Other portfolio, and $3,115 million with a specific allowance of $674 million at December 31, 2012. The impaired loans with a specific allowance included $309 million with a specific allowance of $83 million in our Consumer–Other portfolio and $2,806 million with a specific allowance of $591 million across the remaining Consumer business and had an unpaid principal balance and average investment of $3,152 million and $2,956 million, respectively, at December 31, 2012. We recognized $169 million and $141 million of interest income, including $5 million and $15 million on a cash basis, for the years ended December 31, 2012 and 2011, respectively, principally in our Consumer –Non-U.S. and U.S. installment and revolving credit portfolios. The total average investment in impaired loans for the years ended December 31, 2012 and 2011 was $3,056 million and $2,623 million, respectively.

Impaired loans classified as TDRs in our Consumer business were $3,053 million and $2,723 million at December 31, 2012 and 2011, respectively.  We utilize certain loan modification programs for borrowers experiencing financial difficulties in our Consumer loan portfolio. These loan modification programs primarily include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract, and are primarily concentrated in our non-U.S. residential mortgage and U.S. credit card portfolios.  For the year ended December 31, 2012, we modified $1,756 million of consumer loans for borrowers experiencing financial difficulties, which are classified as TDRs, and included $1,186 million of non-U.S. consumer loans, primarily residential mortgages, credit cards and personal loans and $570 million of U.S. consumer loans, primarily credit cards. We expect borrowers whose loans have been modified under these programs to continue to be able to meet their contractual obligations upon the conclusion of the modification.  Of our $1,756 million of modifications classified as TDRs during 2012, $334 million have subsequently experienced a payment default in 2012, primarily in our installment and revolving credit portfolios. Of our $1,924 million of modifications classified as TDRs during 2011, $240 million have subsequently experienced a payment default in 2011.

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

(181)

	Loan-to-value ratio
	2012			2011
	80% or	Greater than	Greater than	80% or	Greater than	Greater than
December 31 (In millions)	less	80% to 90%	90%	less	80% to 90%	90%

Non-U.S.
residential
mortgages	$18,613	$5,739	$9,099	$19,834	$6,087	$9,629

The majority of these financing receivables are in our U.K. and France portfolios and have re-indexed loan-to-value ratios of 83% and 56%, respectively. We have third-party mortgage insurance for about 35% of the balance of Consumer non-U.S. residential mortgage loans with loan-to-value ratios greater than 90% at December 31, 2012. Such loans were primarily originated in Poland, France and the U.K.

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

	Internal ratings translated to approximate credit bureau equivalent score
	2012			2011
	681 or	615 to	614 or	681 or	615 to	614 or
December 31 (In millions)	higher	680	less	higher	680	less

Non-U.S.
installment and
revolving credit	$10,493	$4,496	$3,557	$9,913	$4,838	$3,793
U.S. installment
and revolving
credit	33,204	9,753	7,896	28,918	9,398	8,373
Non-U.S. auto	3,141	666	453	3,927	1,092	672

Of those financing receivable accounts with credit bureau equivalent scores of 614 or less at December 31, 2012, 96% relate to installment and revolving credit accounts. These smaller balance accounts have an average outstanding balance less than one thousand U.S. dollars and are primarily concentrated in our retail card and sales finance receivables in the U.S. (which are often subject to profit and loss-sharing arrangements), and closed-end loans outside the U.S., which minimizes the potential for loss in the event of default. For lower credit scores, we adequately price for the incremental risk at origination and monitor credit migration through our risk ratings process. We continuously adjust our credit line underwriting management and collection strategies based on customer behavior and risk profile changes.

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

At December 31, 2012, Consumer – Other financing receivables of $6,873 million, $451 million and $746 million were rated A, B, and C, respectively. At December 31, 2011, Consumer – Other financing receivables of $5,580 million, $757 million and $907 million were rated A, B, and C, respectively.

(182)

NOTE 24. VARIABLE INTEREST ENTITIES

We use variable interest entities primarily to securitize financial assets and arrange other forms of asset-backed financing in the ordinary course of business. Except as noted below, investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE. We did not provide non-contractual support for previously transferred financing receivables to any VIE in 2012 or 2011.

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

Consolidated Variable Interest Entities

We consolidate VIEs because we have the power to direct the activities that significantly affect the VIEs economic performance, typically because of our role as either servicer or manager for the VIE. Our consolidated VIEs fall into three main groups, which are further described below:

•
Trinity comprises two consolidated entities that hold investment securities, the majority of which are investment grade, and were funded by the issuance of GICs. The GICs included conditions under which certain holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3 or the short-term credit ratings fall below A-1+/P-1. Following the April 3, 2012 Moody’s downgrade of GECC’s long-term credit rating to A1, substantially all of these GICs became redeemable by their holders. In 2012, holders of $1,981 million in principal amount of GICs redeemed their holdings. The redemption was funded primarily through advances from GECC. The remaining outstanding GICs will continue to be subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GECC’s ratings, among other things.

•
Consolidated Securitization Entities (CSEs) comprise primarily our previously unconsolidated QSPEs that were consolidated on January 1, 2010 in connection with our adoption of ASU 2009-16 & 17. These entities were created to facilitate securitization of financial assets and other forms of asset-backed financing which serve as an alternative funding source by providing access to variable funding notes and term markets. The securitization transactions executed with these entities are similar to those used by many financial institutions and substantially all are non-recourse. We provide servicing for substantially all of the assets in these entities.

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

(183)

•
Other remaining assets and liabilities of consolidated VIEs relate primarily to three categories of entities: (1) joint ventures that lease light industrial equipment of $1,438 million of assets and $836 million of liabilities; (2) other entities that are involved in power generating and leasing activities of $891 million of assets and no liabilities; and (3) insurance entities that, among other lines of business, provide property and casualty and workers’ compensation coverage for GE of $1,193 million of assets and $588 million of liabilities.

The table below summarizes the assets and liabilities of consolidated VIEs described above.

			Consolidated Securitization Entities
			Credit				Real		Trade
December 31 (In millions)	Trinity	(a)	cards	(b)	Equipment	(b)	estate	(c)	receivables	Other	Total

2012

Assets(d)
Financing
receivables, net	$–		$24,169		$12,456		$50		$2,339	$1,902	$40,916
Investment securities	3,435		–		–		–		–	1,051	4,486
Other assets	217		29		360		–		–	2,428	3,034
Total	$3,652		$24,198		$12,816		$50		$2,339	$5,381	$48,436

Liabilities(d)
Borrowings	$–		$–		$–		$–		$–	$711	$711
Non-recourse
borrowings	–		17,208		9,811		54		2,050	–	29,123
Other liabilities	1,656		146		11		2		8	1,213	3,036
Total	$1,656		$17,354		$9,822		$56		$2,058	$1,924	$32,870

2011

Assets(d)
Financing
receivables, net	$–		$19,229		$10,523		$3,521		$1,614	$2,973	$37,860
Investment securities	4,289		–		–		–		–	1,031	5,320
Other assets	389		17		283		210		–	2,636	3,535
Total	$4,678		$19,246		$10,806		$3,731		$1,614	$6,640	$46,715

Liabilities(d)
Borrowings	$–		$–		$2		$25		$–	$821	$848
Non-recourse
borrowings	–		14,184		8,166		3,659		1,769	980	28,758
Other liabilities	4,456		37		–		19		23	1,071	5,606
Total	$4,456		$14,221		$8,168		$3,703		$1,792	$2,872	$35,212

(a)	Excludes intercompany advances from GECC to Trinity, which are eliminated in consolidation of $2,441 million and $1,006 million at December 31, 2012 and 2011, respectively.

(b)
We provide servicing to the CSEs and are contractually permitted to commingle cash collected from customers on financing receivables sold to CSE investors with our own cash prior to payment to a CSE, provided our short-term credit rating does not fall below A-1/P-1. These CSEs also owe us amounts for purchased financial assets and scheduled interest and principal payments. At December 31, 2012 and 2011, the amounts of commingled cash owed to the CSEs were $6,225 million and $5,655 million, respectively, and the amounts owed to us by CSEs were $6,143 million and $5,165 million, respectively.

(c)
On October 1, 2012, we completed the sale of our Business Property business, which included servicing rights for its CSEs. We deconsolidated the Business Properties CSEs in the fourth quarter of 2012 as we no longer have the power to direct the activities of these entities.

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

(184)

Total revenues from our consolidated VIEs were $7,127 million, $6,326 million and $7,122 million in 2012, 2011 and 2010, respectively. Related expenses consisted primarily of provisions for losses of $1,171 million, $1,146 million and $1,596 million in 2012, 2011 and 2010, respectively, and interest and other financial charges of $541 million, $594 million and $767 million in 2012, 2011 and 2010, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GE and the VIEs, which are eliminated in consolidation.

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

Prior to June 30, 2012, the largest unconsolidated VIE with which we were involved was Penske Truck Leasing Co., L.P. (PTL), a joint venture and limited partnership formed in 1988 between Penske Truck Leasing Corporation (PTLC) and GE. PTLC is the sole general partner of PTL and an indirect wholly-owned subsidiary of Penske Corporation. PTL is engaged in truck leasing and support services, including full-service leasing, dedicated logistics support and contract maintenance programs, as well as rental operations serving commercial and consumer customers. Our direct and indirect interest in PTL is accounted for using the equity method. During the second quarter of 2012, PTL effected a recapitalization and subsequently acquired third-party financing which, through the fourth quarter of 2012, was used to repay $5,392 million of its outstanding debt owed to GECC. At December 31, 2012, our direct and indirect investment in PTL of $2,080 million primarily comprised partnership interests of $825 million and loans and advances of $1,218 million. During the first quarter of 2013, PTL repaid all of its outstanding debt owed to GECC.

Our largest exposure to any single unconsolidated VIE at December 31, 2012 is an investment in asset-backed securities issued by a senior secured loan fund, which invests in high quality senior secured debt of various middle-market companies ($5,030 million). Other significant unconsolidated VIEs include investments in real estate entities ($2,639 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; and exposures to joint ventures that purchase factored receivables ($2,218 million). The vast majority of our other unconsolidated entities consist of passive investments in various asset-backed financing entities.

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the type of investment we hold. Variable interests in partnerships and corporate entities are classified as either equity method or cost method investments. In the ordinary course of business, we also make investments in entities in which we are not the primary beneficiary but may hold a variable interest such as limited partner interests or mezzanine debt investments. These investments are classified in two captions in our financial statements: “All other assets” for investments accounted for under the equity method, and “Financing receivables – net” for debt financing provided to these entities. Our investments in unconsolidated VIEs at December 31, 2012 and December 31, 2011 follow.

	2012			2011
December 31 (In millions)	PTL	All other	Total	PTL	All other	Total

Other assets and investment
securities	$2,080	$7,947	$10,027	$7,038	$6,954	$13,992
Financing receivables – net	–	2,654	2,654	–	2,507	2,507
Total investments	2,080	10,601	12,681	7,038	9,461	16,499
Contractual obligations to fund
investments or guarantees	140	2,468	2,608	600	2,253	2,853
Revolving lines of credit	–	41	41	1,356	92	1,448
Total	$2,220	$13,110	$15,330	$8,994	$11,806	$20,800

(185)

In addition to the entities included in the table above, we also hold passive investments in RMBS, CMBS and ABS issued by VIEs. Such investments were, by design, investment grade at issuance and held by a diverse group of investors. Further information about such investments is provided in Note 3.

NOTE 25. COMMITMENTS AND GUARANTEES

Commitments

In our Aviation segment, we had committed to provide financing assistance on $2,116 million of future customer acquisitions of aircraft equipped with our engines, including commitments made to airlines in 2012 for future sales under our GE90 and GEnx engine campaigns. The GECAS business of GE Capital had placed multiple-year orders for various Boeing, Airbus and other aircraft with list prices approximating $25,735 million and secondary orders with airlines for used aircraft of approximately $1,098 million at December 31, 2012.

Product Warranties

We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information – mostly historical claims experience – claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows.

(In millions)	2012	2011	2010

Balance at January 1	$1,507	$1,405	$1,641
Current-year provisions	611	866	491
Expenditures	(723)	(881)	(710)
Other changes	(12)	117	(17)
Balance at December 31	$1,383	$1,507	$1,405

Guarantees

At December 31, 2012, we were committed under the following guarantee arrangements beyond those provided on behalf of VIEs. See Note 24.

•
Credit Support. We have provided $3,292 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable these customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed, or possibly by certain other assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $41 million at December 31, 2012.

•
Indemnification Agreements. We have agreements that require us to fund up to $140 million at December 31, 2012 under residual value guarantees on a variety of leased equipment. Under most of our residual value guarantees, our commitment is secured by the leased asset. The liability for these indemnification agreements was $25 million at December 31, 2012.

In connection with the transfer of the NBCU business to Comcast, we have provided guarantees, on behalf of NBCU LLC, for the acquisition of sports programming that are triggered only in the event NBCU LLC fails to meet its payment commitments. At December 31, 2012, our indemnification under these arrangements was $7,468 million. This amount was determined based on our current ownership share of NBCU LLC and will change proportionately based on any future changes to our ownership share. Comcast has agreed to indemnify us for $383 million related to their proportionate share of pre-existing NBCU LLC guarantees. The liability for our NBCU LLC indemnification agreements was $151 million at December 31, 2012.

(186)

At December 31, 2012, we also had $2,771 million of other indemnification commitments, substantially all of which relate to standard representations and warranties in sales of other businesses or assets.

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

Amounts reported in the “All other operating activities” line in the Statement of Cash Flows consists primarily of adjustments to current and noncurrent accruals and deferrals of costs and expenses, adjustments for gains and losses on assets and adjustments to assets. GECC had non-cash transactions related to foreclosed properties and repossessed assets totaling $839 million, $859 million and $1,915 million in 2012, 2011 and 2010, respectively.

(187)

Certain supplemental information related to GE and GECC cash flows is shown below.

(In millions)	2012	2011	2010

GE
Net dispositions (purchases) of GE shares for treasury
Open market purchases under share repurchase program	$(5,005)	$(2,065)	$(1,715)
Other purchases	(110)	(100)	(77)
Dispositions	951	709	529
	$(4,164)	$(1,456)	$(1,263)
GECC
All other operating activities
Net change in other assets	$203	$215	$28
Amortization of intangible assets	450	566	653
Net realized losses on investment securities	34	197	91
Cash collateral on derivative contracts	2,900	1,247	–
Change in other liabilities	524	(1,229)	(2,709)
Other	1,281	2,286	4,419
	$5,392	$3,282	$2,482
Net decrease (increase) in GECC financing receivables
Increase in loans to customers	$(308,727)	$(322,853)	$(309,548)
Principal collections from customers – loans	307,711	332,548	327,139
Investment in equipment for financing leases	(9,192)	(9,610)	(10,065)
Principal collections from customers – financing leases	10,976	12,431	14,743
Net change in credit card receivables	(8,027)	(6,263)	(4,554)
Sales of financing receivables	12,642	8,117	5,331
	$5,383	$14,370	$23,046
All other investing activities
Purchases of securities by insurance activities	$(2,645)	$(1,786)	$(1,712)
Dispositions and maturities of securities by
insurance activities	2,999	2,856	3,136
Other assets – investments	7,714	5,822	1,536
Change in other receivables	123	(128)	525
Other	3,510	537	6,475
	$11,701	$7,301	$9,960
Newly issued debt (maturities longer than 90 days)
Short-term (91 to 365 days)	$59	$10	$2,496
Long-term (longer than one year)	55,782	43,257	35,475
	$55,841	$43,267	$37,971
Repayments and other reductions (maturities
longer than 90 days)
Short-term (91 to 365 days)	$(94,114)	$(81,918)	$(95,170)
Long-term (longer than one year)	(9,368)	(2,786)	(1,571)
Principal payments – non-recourse, leveraged leases	(426)	(732)	(638)
	$(103,908)	$(85,436)	$(97,379)
All other financing activities
Proceeds from sales of investment contracts	$2,697	$4,396	$5,337
Redemption of investment contracts	(5,515)	(6,230)	(8,647)
Other	(50)	42	(8)
	$(2,868)	$(1,792)	$(3,318)

(188)

NOTE 27. INTERCOMPANY TRANSACTIONS

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

These intercompany transactions are reported in the GE and GECC columns of our financial statements, but are eliminated in deriving our consolidated financial statements. Effects of these eliminations on our consolidated cash flows from operating, investing and financing activities are $(8,542) million, $2,328 million and $6,703 million for 2012, $(558) million, $(373) million and $903 million for 2011 and $(124) million, $26 million and $293 million for 2010, respectively. Dividends from GECC to GE of $6,426 million have been eliminated from consolidated cash from operating and financing activities for 2012. There were no such dividends for 2011 or 2010. Net decrease (increase) in GE customer receivables sold to GECC of $(1,809) million, $2,005 million, and $(196) million have been eliminated from consolidated cash from operating, investing and financing activities for 2012, respectively. Net decrease (increase) in GE customer receivables sold to GECC of $(601) million and $147 million have been eliminated from consolidated cash from operating and investing activities for 2011 and 2010, respectively. Intercompany borrowings (includes GE investment in GECC short-term borrowings) of $473 million, $903 million and $293 million have been eliminated from financing activities for 2012, 2011 and 2010, respectively. Other reclassifications and eliminations of $(307) million, $43 million and $(271) million have been eliminated from consolidated cash from operating activities and $323 million, $(974) million and $173 million have been eliminated from consolidated cash from investing activities for 2012, 2011 and 2010, respectively.

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

On February 22, 2012, we merged our wholly-owned subsidiary, GECS, with and into GECS’ wholly-owned subsidiary, GECC. Our financial services segment, GE Capital, continues to comprise the continuing operations of GECC, which now include the run-off insurance operations previously held and managed in GECS. Unless otherwise indicated, references to GECC and the GE Capital segment in this Form 10-K Report relate to the entity or segment as they exist subsequent to the February 22, 2012 merger.

Effective October 1, 2012, we reorganized the former Energy Infrastructure segment into three segments – Power & Water, Oil & Gas and Energy Management and we began reporting these as separate segments beginning with this Form 10-K Report. We also reorganized our Home & Business Solutions segment by transferring our Intelligent Platforms business to Energy Management. Results for 2012 and prior periods in this Form 10-K Report are reported on this basis.

A description of our operating segments as of December 31, 2012, can be found below, and details of segment profit by operating segment can be found in the Summary of Operating Segments table in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(189)

Power & Water

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

Oil & Gas

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

Energy Management

Energy Management is GE’s electrification business. Global teams design leading technology solutions for the delivery, management, conversion and optimization of electrical power for customers across multiple energy-intensive industries. GE has invested in our Energy Management capabilities, with strategic acquisitions and joint ventures that enable GE to increase its offerings to the utility, industrial, renewables, oil and gas, marine, metals and mining industries. Plant automation hardware, software and embedded computing systems including controllers, embedded systems, advanced software, motion control, operator interfaces and industrial computers are also provided by Energy Management.

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

Transportation

Transportation is a global technology leader and supplier to the railroad, mining, marine and drilling industries. GE provides freight and passenger locomotives, diesel engines for rail, marine and stationary power applications, railway signaling and communications systems, underground mining equipment, motorized drive systems for mining trucks, energy storage systems, information technology solutions and high-quality replacement parts and value added services.

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

Real Estate offers a comprehensive range of capital and investment solutions and finances, with both equity and loan structures, the acquisition, refinancing and renovation of office buildings, apartment buildings, retail facilities, hotels and industrial properties.

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

Revenues
	Total revenues(a)			Intersegment revenues(b)			External revenues
(In millions)	2012	2011	2010	2012	2011	2010	2012	2011	2010

Power & Water	$28,299	$25,675	$24,779	$1,119	$794	$966	$27,180	$24,881	$23,813
Oil & Gas	15,241	13,608	9,433	314	302	206	14,927	13,306	9,227
Energy Management	7,412	6,422	5,161	487	504	380	6,925	5,918	4,781
Aviation	19,994	18,859	17,619	672	417	155	19,322	18,442	17,464
Healthcare	18,290	18,083	16,897	37	65	30	18,253	18,018	16,867
Transportation	5,608	4,885	3,370	11	33	77	5,597	4,852	3,293
Home & Business
Solutions	7,967	7,693	7,957	23	22	18	7,944	7,671	7,939
Total industrial	102,811	95,225	85,216	2,663	2,137	1,832	100,148	93,088	83,384
GE Capital	46,039	49,068	49,856	1,039	978	1,070	45,000	48,090	48,786
Corporate items
and eliminations(c)	(1,491)	2,995	14,495	(3,702)	(3,115)	(2,902)	2,211	6,110	17,397
Total	$147,359	$147,288	$149,567	$–	$–	$–	$147,359	$147,288	$149,567

(a)	Revenues of GE businesses include income from sales of goods and services to customers and other income.

(b)	Sales from one component to another generally are priced at equivalent commercial selling prices.

(c)	Includes the results of NBCU (our formerly consolidated subsidiary) and our current equity method investment in NBCUniversal LLC.

(191)

Revenues from customers located in the United States were $70,437 million, $69,807 million and $75,103 million in 2012, 2011 and 2010, respectively. Revenues from customers located outside the United States were $76,922 million, $77,481 million and $74,464 million in 2012, 2011 and 2010, respectively.

				Property, plant and
	Assets(a)(b)			equipment additions(c)			Depreciation and amortization
	At December 31			For the years ended December 31			For the years ended December 31
(In millions)	2012	2011	2010	2012	2011	2010	2012	2011	2010

Power & Water	$27,174	$27,074	$26,544	$661	$770	$629	$647	$605	$537
Oil & Gas	20,099	18,855	9,340	467	904	246	426	434	229
Energy Management	9,253	9,835	3,733	155	414	85	287	239	179
Aviation	25,144	23,567	21,175	781	699	471	644	569	565
Healthcare	28,458	27,981	27,784	322	378	249	879	869	994
Transportation	4,389	2,633	2,515	724	193	69	90	88	85
Home & Business
Solutions	4,133	3,675	3,437	485	268	223	265	260	330
GE Capital	539,223	584,536	605,255	11,886	9,882	7,674	7,505	7,683	8,405
Corporate items
and eliminations	27,455	20,033	48,708	(99)	59	175	218	186	219
Total	$685,328	$718,189	$748,491	$15,382	$13,567	$9,821	$10,961	$10,933	$11,543

(a)
Assets of discontinued operations, NBCU (our formerly consolidated subsidiary) and our current equity method investment in NBCUniversal LLC are included in Corporate items and eliminations for all periods presented.

(b)
Total assets of the Power & Water, Oil & Gas, Energy Management, Aviation, Healthcare, Transportation, Home & Business Solutions and GE Capital operating segments at December 31, 2012, include investment in and advances to associated companies of $518 million, $82 million, $219 million, $1,210 million, $652 million, $5 million, $449 million and $19,119 million, respectively. Investments in and advances to associated companies contributed approximately $20 million, $15 million, $12 million, $67 million, $(48) million, $2 million, $52 million and $1,539 million to segment pre-tax income of Power & Water, Oil & Gas, Energy Management, Aviation, Healthcare, Transportation, Home & Business Solutions and GE Capital operating segments, respectively, for the year ended December 31, 2012. Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest included: total assets of $173,000 million, primarily financing receivables of $67,017 million; total liabilities of $107,520 million, primarily debt of $54,638 million; revenues totaling $50,566 million; and net earnings totaling $6,009 million.

(c)	Additions to property, plant and equipment include amounts relating to principal businesses purchased.

	Interest and other financial charges			Provision (benefit) for income taxes
(In millions)	2012	2011	2010	2012	2011	2010

GE Capital	$11,697	$13,866	$14,510	$491	$899	$(985)
Corporate items and eliminations(a)	811	662	1,027	2,013	4,839	2,024
Total	$12,508	$14,528	$15,537	$2,504	$5,738	$1,039

(a)
Included amounts for Power & Water, Oil & Gas, Energy Management, Aviation, Healthcare, Transportation, Home & Business Solutions and NBCU (prior to its deconsolidation in 2011), for which our measure of segment profit excludes interest and other financial charges and income taxes.

Property, plant and equipment – net associated with operations based in the United States were $28,393 million, $27,225 million and $25,806 million at year-end 2012, 2011 and 2010, respectively. Property, plant and equipment – net associated with operations based outside the United States were $41,350 million, $38,514 million and $40,406 million at year-end 2012, 2011 and 2010, respectively.

(192)

NOTE 29. QUARTERLY INFORMATION (UNAUDITED)

	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions; per-share amounts in dollars)	2012	2011	2012	2011	2012	2011	2012	2011

Consolidated operations
Earnings from continuing operations	$3,289	$3,492	$3,691	$3,644	$3,471	$3,330	$4,451	$4,053
Earnings (loss) from discontinued
operations	(217)	35	(553)	194	37	(65)	(305)	(240)
Net earnings	3,072	3,527	3,138	3,838	3,508	3,265	4,146	3,813
Less net earnings attributable to
noncontrolling interests	(38)	(94)	(33)	(74)	(17)	(41)	(135)	(83)
Net earnings attributable to
the Company	3,034	3,433	3,105	3,764	3,491	3,224	4,011	3,730
Preferred stock dividends declared	–	(75)	–	(75)	–	(881)	–	–
Net earnings attributable to GE
common shareowners	$3,034	$3,358	$3,105	$3,689	$3,491	$2,343	$4,011	$3,730
Per-share amounts – earnings from
continuing operations
Diluted earnings per share	$0.31	$0.31	$0.34	$0.33	$0.33	$0.23	$0.41	$0.37
Basic earnings per share	0.31	0.31	0.35	0.33	0.33	0.23	0.41	0.38
Per-share amounts – earnings (loss)
from discontinued operations
Diluted earnings per share	(0.02)	-	(0.05)	0.02	-	(0.01)	(0.03)	(0.02)
Basic earnings per share	(0.02)	-	(0.05)	0.02	-	(0.01)	(0.03)	(0.02)
Per-share amounts – net earnings
Diluted earnings per share	0.29	0.31	0.29	0.35	0.33	0.22	0.38	0.35
Basic earnings per share	0.29	0.32	0.29	0.35	0.33	0.22	0.38	0.35

Selected data
GE
Sales of goods and services	$23,687	$22,102	$25,138	$22,961	$24,749	$23,230	$27,301	$26,744
Gross profit from sales	5,653	5,273	5,800	5,488	6,025	6,376	8,240	9,095
GECC
Total revenues	11,442	13,036	11,458	12,440	11,369	12,015	11,770	11,577
Earnings from continuing operations
attributable to the Company	1,575	1,825	1,569	1,810	1,568	1,455	1,503	1,420

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2012, and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the report of our independent registered public accounting firm appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(193)

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant (As of February 1, 2013)

			Date assumed
			Executive
Name	Position	Age	Officer Position

Jeffrey R. Immelt	Chairman of the Board and Chief Executive Officer	56	January 1997
Kathryn A. Cassidy	Senior Vice President and GE Treasurer	58	March 2003
Pamela Daley	Senior Vice President, Corporate Business Development	60	July 2004
Brackett B. Denniston III	Senior Vice President and General Counsel	65	February 2004
John F. Lynch	Senior Vice President, Human Resources	60	January 2007
Jamie S. Miller	Vice President, Controller and Chief Accounting Officer	44	April 2008
Michael A. Neal	Vice Chairman of General Electric Company;
	Chairman & CEO, GE Capital	59	September 2002
John G. Rice	Vice Chairman of General Electric Company;
	President & CEO, Global Growth & Operations	56	September 1997
Keith S. Sherin	Vice Chairman and Chief Financial Officer	54	January 1999

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

The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Corporate Governance” and “Board of Directors and Committees” in our definitive proxy statement for our 2013 Annual Meeting of Shareowners to be held April 24, 2013, which will be filed within 120 days of the end of our fiscal year ended December 31, 2012 (the 2013 Proxy Statement).

Item 11. Executive Compensation.

Incorporated by reference to “Compensation Discussion and Analysis,” “Compensation Committee Report,” “2012 Summary Compensation Table,” “2012 Grants of Plan-Based Awards,” “2012 Outstanding Equity Awards at Fiscal Year-End,” “2012 Option Exercises and Stock Vested,” “2012 Pension Benefits,” “2012 Nonqualified Deferred Compensation,” “2012 Potential Payments Upon Termination at Fiscal Year-End ” and “2012 Non-management Directors’ Compensation” in the 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to “Stock Ownership Information” in the 2013 Proxy Statement. The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is provided in Note 16 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(194)

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to “Related Person Transactions” and “Corporate Governance” in the 2013 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Incorporated by reference to “Independent Auditor” in the 2013 Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)1. Financial Statements

Included in Part II of this report:

Statement of Earnings for the years ended December 31, 2012, 2011 and 2010
Consolidated Statement of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statement of Changes in Shareowners’ Equity for the years ended December 31, 2012, 2011 and 2010
Statement of Financial Position at December 31, 2012 and 2011
Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Management’s Annual Report on Internal Control Over Financial Reporting
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

3(ii)
The By-Laws, as amended, of General Electric Company (Incorporated by reference to Exhibit 3(ii) of General Electric’s Current Report on Form 8-K dated February 15, 2013 (Commission file number 001-00035)).

4(a)
Amended and Restated General Electric Capital Corporation (GECC) Standard Global Multiple Series Indenture Provisions dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(a) to GECC’s Registration Statement on Form S-3, File No. 333-59707 (Commission file number 001-06461)).

(195)
4(b)
Third Amended and Restated Indenture dated as of February 27, 1997, between GECC and The Bank of New York Mellon, as successor trustee (Incorporated by reference to Exhibit 4(c) to GECC’s Registration Statement on Form S-3, File No. 333-59707 (Commission file number 001-06461)).

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

4(g)
Senior Note Indenture dated as of January 1, 2003, between General Electric and The Bank of New York Mellon, as trustee for the senior debt securities (Incorporated by reference to Exhibit 4(a) to General Electric’s Current Report on Form 8-K filed on January 29, 2003 (Commission file number 001-00035)).

4(h)
Indenture dated December 1, 2005, between General Electric and The Bank of New York Mellon, as successor trustee (Incorporated by reference to Exhibit 4(a) of General Electric’s Current Report on Form 8-K filed on December 9, 2005 (Commission file number 001-00035)).

4(i)
Senior Note Indenture dated as of October 9, 2012, between General Electric and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to General Electric’s Current Report on Form 8-K filed on October 9, 2012 (Commission file number 001-00035)).

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

4(l)
Eleventh Amended and Restated Fiscal and Paying Agency Agreement among GECC, GE Capital Australia Funding Pty Ltd., GE Capital European Funding, GE Capital U.K. Funding and The Bank of New York Mellon and The Bank of New York Mellon (Luxembourg) S.A., as fiscal and paying agents, dated as of April 5, 2012 (Incorporated by reference to Exhibit 4(yy) to Post-Effective Amendment No.1 to GECC’s Registration Statement on Form S-3, File No. 333-178262 (Commission file number 001-06461)).

(196)
4(m)
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

4(n)	Form of Warrants issued on October 16, 2008 (Incorporated by reference to Exhibit 4(a) of General Electric’s Current Report on Form 8-K dated October 20, 2008 (Commission file number 001-00035)).

4(o)	Amendment No. 1 to Warrants (originally issued on October 16, 2008) dated January 14, 2013 between General Electric Company and each Warrantholder named therein.*
4(p)
Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and consolidated subsidiaries.*

(10)	Except for 10(x) and (y) below, all of the following exhibits consist of Executive Compensation Plans or Arrangements:

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

(197)
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

(m)
General Electric Company 2007 Long-Term Incentive Plan (as amended and restated April 25, 2012) (Incorporated by reference to Exhibit 99.1 to General Electric’s Registration Statement on Form S-8, dated May 4, 2012, File number 333-181177 (Commission file number 001-00035)).

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

(198)

(w)
Non-Competition Agreement between General Electric Company and John Krenicki effective July 24, 2012 (Incorporated by reference to Exhibit 10(a) of General Electric’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (Commission file number 001-00035)).

(x)
Amended and Restated Income Maintenance Agreement, dated October 29, 2009, between the Registrant and General Electric Capital Corporation (Incorporated by reference to Exhibit 10 to General Electric Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission file number 001-06461)).

(y)
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
(199)
99(a)
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

99(c)
Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12(a) to General Electric Capital Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file number 001-06461)).

(101)
The following materials from General Electric Company's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings for the years ended December 31, 2012, 2011 and 2010, (ii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statement of Changes in Shareowners' Equity for the years ended December 31, 2012, 2011 and 2010, (iv) Statement of Financial Position at December 31, 2012 and 2011, (v) Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) the Notes to Consolidated Financial Statements.

*	Filed electronically herewith.
**
Information required to be presented in Exhibit 11 is provided in Note 20 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

(200)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2012, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the Town of Fairfield and State of Connecticut on the 26th day of February 2013.

General Electric Company (Registrant)

By	/s/ Keith S. Sherin
Keith S. Sherin Vice Chairman and Chief Financial Officer (Principal Financial Officer)

(201)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signer	Title	Date

	/s/ Keith S. Sherin	Principal Financial Officer	February 26, 2013
Keith S. Sherin Vice Chairman and Chief Financial Officer

	/s/ Jamie S. Miller	Principal Accounting Officer	February 26, 2013
Jamie S. Miller Vice President and Controller

	Jeffrey R. Immelt*	Chairman of the Board of Directors (Principal Executive Officer)

	W. Geoffrey Beattie* John J. Brennan*	Director Director
	James I. Cash, Jr.* Marijn E. Dekkers*	Director Director
	Ann M. Fudge*	Director
	Susan Hockfield*	Director
	Andrea Jung*	Director
	Alan G. Lafley*	Director
	Robert W. Lane*	Director
	Ralph S. Larsen*	Director
	Rochelle B. Lazarus*	Director
	James J. Mulva*	Director
	Sam Nunn*	Director
	Roger S. Penske*	Director
	Robert J. Swieringa*	Director
	James S. Tisch*	Director
	Douglas A. Warner III*	Director

A majority of the Board of Directors

*By	/s/ Christoph A. Pereira
Christoph A. Pereira Attorney-in-fact February 26, 2013

(202)