Form 10-Q
period 2013-03-31
GENERAL ELECTRIC CO
filed 2013-05-08
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013 OR

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

There were 10,340,120,377 shares of common stock with a par value of $0.06 per share outstanding at March 31, 2013.

(1)

General Electric Company

Page
Part I - Financial Information

Item 1. Financial Statements
Condensed Statement of Earnings
Three Months Ended March 31, 2013	3
Condensed Consolidated Statement of Comprehensive Income	4
Condensed Consolidated Statement of Changes in Shareowner's Equity	4
Condensed Statement of Financial Position	5
Condensensed Statement of Cash Flows	6
Summary of Operating Segmewnts	7
Notes to Condensed, Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	56
Item 3. Quantitative and Qualitative Disclosures About Market Risk	80
Item 4. Controls and Procedures	80

Part II - Other Information

Item 1. Legal Proceedings Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers	81 82
Item 6. Exhibits	83
Signatures	84

Forward-Looking Statements

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; potential market disruptions or other impacts arising in the United States or Europe from developments in sovereign debt situations; the impact of conditions in the financial and credit markets on the availability and cost of General Electric Capital Corporation’s (GECC) funding and on our ability to reduce GECC’s asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; changes in Japanese consumer behavior that may affect our estimates of liability for excess interest refund claims (GE Money Japan); pending and future mortgage securitization claims and litigation in connection with WMC, which may affect our estimates of liability, including possible loss estimates; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the adequacy of our cash flows and earnings and other conditions, which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels; GECC’s ability to pay dividends to GE at the planned level; our ability to convert pre-order commitments into orders; the level of demand and financial performance of the major industries we serve, including, without limitation, air and rail transportation, energy generation, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation; our capital allocation plans, as such plans may change and affect planned share repurchases and strategic actions, including acquisitions, joint ventures and dispositions; our success in completing announced transactions and integrating acquired businesses; the impact of potential information technology or data security breaches; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

GE’s Investor Relations website at www.ge.com/investor and our corporate blog at www.gereports.com, as well as GE’s Facebook page and Twitter accounts, contain a significant amount of information about GE, including financial and other information for investors.  GE encourages investors to visit these websites from time to time, as information is updated and new information is posted.

(2)

Part I. Financial Information

Item 1. Financial Statements.

General Electric Company and consolidated affiliates

Condensed Statement of Earnings

	Three months ended March 31 (Unaudited)
	Consolidated		GE(a)		Financial Services (GECC)
(In millions, except share amounts)	2013	2012	2013	2012	2013	2012

Revenues and other income
Sales of goods	$15,674	$17,315	$15,677	$17,357	$26	$30
Sales of services	6,513	6,212	6,626	6,330	–	–
Other income	1,615	557	1,620	600	–	–
GECC earnings from continuing operations	–	–	1,927	1,772	–	–
GECC revenues from services	11,208	10,996	–	–	11,509	11,310
Total revenues and other income	35,010	35,080	25,850	26,059	11,535	11,340

Costs and expenses
Cost of goods sold	12,867	13,465	12,874	13,512	21	25
Cost of services sold	4,449	4,404	4,562	4,522	–	–
Interest and other financial charges	2,621	3,347	324	315	2,400	3,185
Investment contracts, insurance losses and
insurance annuity benefits	663	737	–	–	689	771
Provision for losses on financing receivables	1,488	863	–	–	1,488	863
Other costs and expenses	8,796	8,330	4,057	4,003	4,917	4,497
Total costs and expenses	30,884	31,146	21,817	22,352	9,515	9,341

Earnings from continuing operations
before income taxes	4,126	3,934	4,033	3,707	2,020	1,999
Benefit (provision) for income taxes	(506)	(665)	(424)	(450)	(82)	(215)
Earnings from continuing operations	3,620	3,269	3,609	3,257	1,938	1,784
Earnings (loss) from discontinued operations,
net of taxes	(109)	(197)	(109)	(197)	(109)	(197)
Net earnings	3,511	3,072	3,500	3,060	1,829	1,587
Less net earnings (loss) attributable to
noncontrolling interests	(16)	38	(27)	26	11	12
Net earnings attributable to the Company	$3,527	$3,034	$3,527	$3,034	$1,818	$1,575

Amounts attributable to the Company
Earnings from continuing operations	$3,636	$3,231	$3,636	$3,231	$1,927	$1,772
Earnings (loss) from discontinued operations,
net of taxes	(109)	(197)	(109)	(197)	(109)	(197)
Net earnings attributable to the Company	$3,527	$3,034	$3,527	$3,034	$1,818	$1,575

Per-share amounts
Earnings from continuing operations
Diluted earnings per share	$0.35	$0.30
Basic earnings per share	$0.35	$0.30

Net earnings
Diluted earnings per share	$0.34	$0.29
Basic earnings per share	$0.34	$0.29

Dividends declared per common share	$0.19	$0.17

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis.

See Note 3 for other-than-temporary impairment amounts.

See accompanying notes. Separate information is shown for “GE” and “Financial Services (GECC).” Transactions between GE and GECC have been eliminated from the “Consolidated” columns.

(3)

General Electric Company and consolidated affiliates
Condensed, Consolidated Statement of Comprehensive Income

	Three months ended March 31 (Unaudited)
(In millions)	2013	2012

Net earnings	$3,511	$3,072
Less: net earnings (loss) attributable to
noncontrolling interests	(16)	38
Net earnings attributable to GE	$3,527	$3,034

Other comprehensive income
Investment securities	$68	$333
Currency translation adjustments	(459)	354
Cash flow hedges	102	124
Benefit plans	853	1,038
Other comprehensive income	564	1,849
Less: other comprehensive income (loss) attributable to
noncontrolling interests	(2)	8
Other comprehensive income attributable to GE	$566	$1,841

Comprehensive income	$4,075	$4,921
Less: comprehensive income (loss) attributable to
noncontrolling interests	(18)	46
Comprehensive income attributable to GE	$4,093	$4,875

Amounts presented net of taxes. See Note 12 for further information about other comprehensive income and noncontrolling interests.

See accompanying notes.

General Electric Company and consolidated affiliates
Condensed, Consolidated Statement of Changes in Shareowners' Equity

	Three months ended March 31 (Unaudited)
(In millions)	2013	2012

GE shareowners' equity balance at January 1	$123,026	$116,438
Increases from net earnings attributable to GE	3,527	3,034
Dividends and other transactions with shareowners	(1,974)	(1,801)
Other comprehensive income (loss) attributable to GE	566	1,841
Net sales (purchases) of shares for treasury	(1,422)	454
Changes in other capital	(9)	(99)
Ending balance at March 31	123,714	119,867
Noncontrolling interests	5,336	1,721
Total equity balance at March 31	$129,050	$121,588

See Note 12 for further information about changes in shareowners’ equity. See accompanying notes.

(4)

General Electric Company and consolidated affiliates
Condensed Statement of Financial Position
	Consolidated		GE(a)		Financial Services (GECC)
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(In millions, except share amounts)	2013	2012	2013	2012	2013	2012
	(Unaudited)		(Unaudited)		(Unaudited)
Assets
Cash and equivalents	$89,781	$77,357	$22,074	$15,509	$67,721	$61,942
Investment securities	48,329	48,510	71	74	48,261	48,439
Current receivables	21,001	21,500	11,463	10,872	–	–
Inventories	16,281	15,374	16,201	15,295	80	79
Financing receivables – net	248,455	258,028	–	–	258,324	268,951
Other GECC receivables	8,664	7,890	–	–	14,400	13,917
Property, plant and equipment – net	68,411	69,044	15,918	16,033	52,452	52,974
Investment in GECC	–	–	79,922	77,930	–	–
Goodwill	72,737	73,175	45,842	46,143	26,895	27,032
Other intangible assets – net	11,818	11,987	10,513	10,700	1,311	1,294
All other assets	77,948	100,061	20,072	37,936	58,047	62,201
Deferred income taxes	5,076	(42)	10,598	5,946	(5,522)	(5,988)
Assets of businesses held for sale	324	211	153	–	171	211
Assets of discontinued operations	1,865	2,308	9	9	1,856	2,299
Total assets(b)	$670,690	$685,403	$232,836	$236,447	$523,996	$533,351

Liabilities and equity
Short-term borrowings	$83,127	$101,392	$905	$6,041	$82,662	$95,940
Accounts payable, principally trade accounts	16,130	15,657	14,071	14,259	7,079	6,259
Progress collections and price adjustments accrued	11,337	10,877	11,337	10,877	–	–
Dividends payable	1,971	1,980	1,971	1,980	–	–
Other GE current liabilities	15,943	14,895	15,944	14,896	–	–
Non-recourse borrowings of consolidated
securitization entities	30,488	30,123	–	–	30,488	30,123
Bank deposits	49,427	46,461	–	–	49,427	46,461
Long-term borrowings	234,299	236,084	11,418	11,428	223,001	224,776
Investment contracts, insurance liabilities
and insurance annuity benefits	28,093	28,268	–	–	28,681	28,696
All other liabilities	68,404	68,588	52,577	53,093	15,878	15,961
Liabilities of businesses held for sale	45	157	41	–	4	157
Liabilities of discontinued operations	2,376	2,451	69	70	2,307	2,381
Total liabilities(b)	541,640	556,933	108,333	112,644	439,527	450,754

GECC preferred stock (40,000 shares outstanding at both
March 31, 2013 and December 31, 2012)	–	–	–	–	–	–
Common stock (10,340,120,000 and 10,405,625,000
shares outstanding at March 31, 2013 and
December 31, 2012, respectively)	702	702	702	702	–	–

Accumulated other comprehensive income (loss) – net(c)
Investment securities	744	677	744	677	738	673
Currency translation adjustments	(43)	412	(43)	412	(119)	(131)
Cash flow hedges	(620)	(722)	(620)	(722)	(654)	(746)
Benefit plans	(19,745)	(20,597)	(19,745)	(20,597)	(723)	(736)
Other capital	33,061	33,070	33,061	33,070	31,578	31,586
Retained earnings	145,608	144,055	145,608	144,055	53,062	51,244
Less common stock held in treasury	(35,993)	(34,571)	(35,993)	(34,571)	–	–

Total GE shareowners’ equity	123,714	123,026	123,714	123,026	83,882	81,890
Noncontrolling interests(d)	5,336	5,444	789	777	587	707
Total equity	129,050	128,470	124,503	123,803	84,469	82,597

Total liabilities and equity	$670,690	$685,403	$232,836	$236,447	$523,996	$533,351

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis.

(b)
Our consolidated assets at March 31, 2013 include total assets of $46,976 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets include net financing receivables of $40,079 million and investment securities of $4,494 million. Our consolidated liabilities at March 31, 2013 include liabilities of certain VIEs for which the VIE creditors do not have recourse to GE. These liabilities include non-recourse borrowings of consolidated securitization entities (CSEs) of $29,187 million. See Note 18.

(c)	The sum of accumulated other comprehensive income (loss) attributable to GE was $(19,664) million and $(20,230) million at March 31, 2013 and December 31, 2012, respectively.

(d)	Included accumulated other comprehensive income (loss) attributable to noncontrolling interests of $(157) million and $(155) million at March 31, 2013 and December 31, 2012, respectively.

See accompanying notes. Separate information is shown for "GE" and "Financial Services (GECC)." Transactions between GE and GECC have been eliminated from the "Consolidated" columns.

(5)

General Electric Company and consolidated affiliates
Condensed Statement of Cash Flows
	Three months ended March 31 (Unaudited)
	Consolidated		GE(a)		Financial Services (GECC)
(In millions)	2013	2012	2013	2012	2013	2012

Cash flows – operating activities
Net earnings	$3,511	$3,072	$3,500	$3,060	$1,829	$1,587
Less net earnings (loss) attributable to noncontrolling interests	(16)	38	(27)	26	11	12
Net earnings attributable to the Company	3,527	3,034	3,527	3,034	1,818	1,575
(Earnings) loss from discontinued operations	109	197	109	197	109	197
Adjustments to reconcile net earnings attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property,
plant and equipment	2,310	2,220	612	568	1,698	1,652
Earnings from continuing operations retained by GECC(b)	–	–	(1,927)	(1,772)	–	–
Deferred income taxes	(1,512)	52	(1,762)	(156)	250	208
Decrease (increase) in GE current receivables	463	463	(734)	345	–	–
Decrease (increase) in inventories	(977)	(1,433)	(963)	(1,432)	(1)	9
Increase (decrease) in accounts payable	747	856	134	499	611	574
Increase (decrease) in GE progress collections	598	101	598	101	–	–
Provision for losses on GECC financing receivables	1,488	863	–	–	1,488	863
All other operating activities	(2,029)	140	606	675	(2,806)	(397)
Cash from (used for) operating activities – continuing
operations	4,724	6,493	200	2,059	3,167	4,681
Cash from (used for) operating activities – discontinued
operations	(114)	(27)	(2)	–	(112)	(27)
Cash from (used for) operating activities	4,610	6,466	198	2,059	3,055	4,654

Cash flows – investing activities
Additions to property, plant and equipment	(3,644)	(3,286)	(975)	(1,002)	(2,696)	(2,328)
Dispositions of property, plant and equipment	829	1,819	–	–	829	1,819
Net decrease (increase) in GECC financing receivables	5,172	6,462	–	–	6,289	6,566
Proceeds from principal business dispositions	272	84	111	–	161	84
Proceeds from sale of equity interest in NBCU LLC	16,699	–	16,699	–	–	–
Net cash from (payments for) principal businesses purchased	6,383	(190)	(9)	(190)	6,392	–
All other investing activities	5,659	404	(249)	232	6,231	284
Cash from (used for) investing activities – continuing
operations	31,370	5,293	15,577	(960)	17,206	6,425
Cash from (used for) investing activities – discontinued
operations	115	26	2	–	113	26
Cash from (used for) investing activities	31,485	5,319	15,579	(960)	17,319	6,451

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	(9,849)	(814)	(529)	166	(9,457)	(1,259)
Net increase (decrease) in bank deposits	(3,252)	(2,641)	–	–	(3,252)	(2,641)
Newly issued debt (maturities longer than 90 days)	17,521	17,070	92	74	17,430	16,767
Repayments and other reductions (maturities longer
than 90 days)	(23,465)	(25,326)	(5,013)	(44)	(18,452)	(25,282)
Net dispositions (purchases) of GE shares for treasury	(1,733)	127	(1,733)	127	–	–
Dividends paid to shareowners	(1,983)	(1,799)	(1,983)	(1,799)	–	–
All other financing activities	(195)	(216)	(29)	(63)	(166)	(153)
Cash from (used for) financing activities – continuing
operations	(22,956)	(13,599)	(9,195)	(1,539)	(13,897)	(12,568)
Cash from (used for) financing activities – discontinued
operations	–	–	–	–	–	–
Cash from (used for) financing activities	(22,956)	(13,599)	(9,195)	(1,539)	(13,897)	(12,568)
Effect of currency exchange rate changes on cash
and equivalents	(714)	962	(17)	37	(697)	925
Increase (decrease) in cash and equivalents	12,425	(852)	6,565	(403)	5,780	(538)
Cash and equivalents at beginning of year	77,459	84,622	15,509	8,382	62,044	76,823
Cash and equivalents at March 31	89,884	83,770	22,074	7,979	67,824	76,285
Less cash and equivalents of discontinued operations
at March 31	103	120	–	–	103	120
Cash and equivalents of continuing operations
at March 31	$89,781	$83,650	$22,074	$7,979	$67,721	$76,165

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis.

(b)	Represents GECC earnings from continuing operations attributable to the Company, net of GECC dividends paid to GE.

See accompanying notes. Separate information is shown for "GE" and "Financial Services (GECC)." Transactions between GE and GECC have been eliminated from the "Consolidated" columns and are discussed in Note 19.

(6)

Summary of Operating Segments
General Electric Company and consolidated affiliates

	Three months ended March 31
	(Unaudited)
(In millions)	2013	2012

Revenues(a)
Power & Water	$4,825	$6,551
Oil & Gas	3,399	3,406
Energy Management	1,748	1,722
Aviation	5,074	4,891
Healthcare	4,289	4,300
Transportation	1,422	1,270
Home & Business Solutions	1,917	1,915
Total industrial segment revenues	22,674	24,055
GE Capital	11,535	11,340
Total segment revenues	34,209	35,395
Corporate items and eliminations(a)	801	(315)
Consolidated revenues and other income	$35,010	$35,080

Segment profit(a)
Power & Water	$719	$1,188
Oil & Gas	325	340
Energy Management	15	21
Aviation	936	862
Healthcare	595	585
Transportation	267	232
Home & Business Solutions	79	57
Total industrial segment profit	2,936	3,285
GE Capital	1,927	1,772
Total segment profit	4,863	5,057
Corporate items and eliminations(a)	(479)	(1,061)
GE interest and other financial charges	(324)	(315)
GE provision for income taxes	(424)	(450)
Earnings from continuing operations attributable
to the Company	3,636	3,231
Earnings (loss) from discontinued operations,
net of taxes, attributable to the Company	(109)	(197)
Consolidated net earnings attributable to
the Company	$3,527	$3,034

(a)
Segment revenues includes both revenues and other income related to the segment. Segment profit excludes results reported as discontinued operations, earnings attributable to noncontrolling interests of consolidated subsidiaries, GECC preferred stock dividends declared and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured – excluded in determining segment profit, which we sometimes refer to as “operating profit,” for Power & Water, Oil & Gas, Energy Management, Aviation, Healthcare, Transportation and Home & Business Solutions; included in determining segment profit, which we sometimes refer to as “net earnings,” for GE Capital.

See accompanying notes.

(7)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed, consolidated financial statements represent the consolidation of General Electric Company (the Company) and all companies that we directly or indirectly control, either through majority ownership or otherwise. See Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (2012 consolidated financial statements), which discusses our consolidation and financial statement presentation. As used in this report on Form 10-Q (Report), “GE” represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), whose continuing operations are presented on a one-line basis; GECC consists of General Electric Capital Corporation and all of its affiliates; and “Consolidated” represents the adding together of GE and GECC with the effects of transactions between the two eliminated. Unless otherwise indicated, we refer to the caption revenues and other income simply as “revenues” throughout Item 1 of this Form 10-Q.

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

On January 1, 2012, we adopted FASB ASU 2011-04, an amendment to ASC 820, Fair Value Measurements. ASU 2011-04 clarifies or changes the application of existing fair value measurements, including: that the highest and best use valuation premise in a fair value measurement is relevant only when measuring the fair value of nonfinancial assets; that a reporting entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds that instrument as an asset; to permit an entity to measure the fair value of certain financial instruments on a net basis rather than based on its gross exposure when the reporting entity manages its financial instruments on the basis of such net exposure; that in the absence of a Level 1 input, a reporting entity should apply premiums and discounts when market participants would do so when pricing the asset or liability consistent with the unit of account; and that premiums and discounts related to size as a characteristic of the reporting entity’s holding are not permitted in a fair value measurement. Adopting these amendments had no effect on the financial statements. For a description of how we estimate fair value and our process for reviewing fair value measurements classified as Level 3 in the fair value hierarchy, see Note 1 in our 2012 consolidated financial statements.

See Note 1 in our 2012 consolidated financial statements for a summary of our significant accounting policies.

(8)

Interim Period Presentation

The condensed, consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these condensed, consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our 2012 consolidated financial statements. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a fiscal calendar, which requires our businesses to close their books on either a Saturday or Sunday, depending on the business. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar for 2013 is available on our website, www.ge.com/secreports.

2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities of Businesses Held for Sale

In the first quarter of 2013, we committed to sell certain of our machining and fabrication businesses at Aviation and our Consumer auto and personal loan business in Portugal.

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

Summarized financial information for businesses held for sale is shown below.

	At
	March 31,	December 31,
(In millions)	2013	2012

Assets
Cash and equivalents	$10	$74
Financing receivables – net	117	47
Property, plant and equipment – net	27	31
Other intangible assets – net	46	9
Other	124	50
Assets of businesses held for sale	$324	$211

Liabilities
Short-term borrowings	$–	$138
Other	45	19
Liabilities of businesses held for sale	$45	$157

(9)

NBCU

On March 19, 2013, we closed a transaction to sell our remaining 49% common equity interest in NBCUniversal LLC (NBCU LLC) to Comcast Corporation (Comcast) for total consideration of $16,722 million, consisting of $11,997 million in cash, $4,000 million in Comcast guaranteed debt and $725 million in preferred stock. The $4,000 million of debt and the $725 million of preferred shares were both issued by a wholly-owned subsidiary of Comcast.  Subsequent to the closing of the transaction, both of these instruments were sold at approximately par value. In addition, Comcast is obligated to share with us potential tax savings associated with Comcast’s purchase of our NBCU LLC interest, if realized. We did not recognize these potential future payments as consideration for the sale, but will record such payments in income as they are received. GECC also sold real estate comprising certain floors located at 30 Rockefeller Center, New York and the CNBC property located in Englewood Cliffs, New Jersey to affiliates of NBCU LLC for $1,430 million in cash.

As a result of the transactions, we recognized a pre-tax gain of $1,096 million ($825 million after tax) on the sale of our 49% common equity interest in NBCU LLC and $921 million ($564 million after tax) on the sale of GECC’s real estate properties.

Discontinued Operations

Discontinued operations primarily comprised GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), our Consumer mortgage lending business in Ireland (Consumer Ireland) and our CLL trailer services business in Europe (CLL Trailer Services). Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

Summarized financial information for discontinued operations is shown below.

	Three months ended March 31
(In millions)	2013	2012

Operations
Total revenues and other income (loss)	$(13)	$101

Earnings (loss) from discontinued operations
before income taxes	$(128)	$(66)
Benefit (provision) for income taxes	121	34
Earnings (loss) from discontinued operations,
net of taxes	$(7)	$(32)

Disposal
Gain (loss) on disposal before income taxes	$(187)	$(194)
Benefit (provision) for income taxes	85	29
Gain (loss) on disposal, net of taxes	$(102)	$(165)

Earnings (loss) from discontinued operations,
net of taxes(a)	$(109)	$(197)

(a)
The sum of GE industrial earnings (loss) from discontinued operations, net of taxes, and GECC earnings (loss) from discontinued operations, net of taxes, is reported as GE earnings (loss) from discontinued operations, net of taxes, on the Condensed Statement of Earnings.

(10)

	At
	March 31,	December 31,
(In millions)	2013	2012

Assets
Cash and equivalents	$103	$102
Property, plant and equipment - net	520	699
Other	1,242	1,507
Assets of discontinued operations	$1,865	$2,308

Liabilities
Deferred income taxes	$372	$372
Other	2,004	2,079
Liabilities of discontinued operations	$2,376	$2,451

Assets at March 31, 2013 and December 31, 2012 primarily comprised cash, property, plant and equipment - net and a deferred tax asset for a loss carryforward, which expires principally in 2017 and in part in 2019, related to the sale of our GE Money Japan business.

GE Money Japan

During the third quarter of 2008, we completed the sale of GE Money Japan, which included our Japanese personal loan business. Under the terms of the sale, we reduced the proceeds for estimated refund claims in excess of the statutory interest rate. Proceeds from the sale were to be increased or decreased based on the actual claims experienced in accordance with loss-sharing terms specified in the sale agreement, with all claims in excess of 258 billion Japanese yen (approximately $3,000 million) remaining our responsibility. The underlying portfolio to which this obligation relates is in runoff and interest rates were capped for all designated accounts by mid-2009. In the third quarter of 2010, we were required to begin making reimbursements under this arrangement.

Overall, excess interest refund claims experience has been difficult to predict and subject to several adverse factors, including the challenging global economic conditions over the last few years, the financial status of other Japanese personal lenders (including the 2010 bankruptcy of a large independent personal loan company), substantial ongoing legal advertising, and consumer behavior. Our reserves declined from $700 million at December 31, 2012, to $561 million at March 31, 2013, as the effects of a strengthening U.S. dollar against the Japanese yen and claim payments were partially offset by a first quarter increase to reserves of $50 million. In determining reserve levels, we consider analyses of recent and historical claims experience, as well as pending and estimated future refund requests, adjusted for the estimated percentage of customers who present valid requests and associated estimated payments. We determined our reserve assuming the pace of incoming claims will decelerate, that average exposure per claim remains consistent with recent experience, and that we continue to see the impact of loss mitigation efforts. Since our disposition of the business, incoming claims have continued to decline, however, it is highly variable and difficult to predict the pace and pattern of that decline and such assumptions have a significant effect on the total amount of our liability. Holding all other assumptions constant, an adverse change of 20% and 50% in assumed incoming daily claim rate reduction (resulting in an extension of the claim period and higher incoming claims), would result in an increase to our reserve of approximately $75 million and $400 million, respectively. We continue to closely monitor and evaluate claims activity.

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

GE Money Japan earnings (loss) from discontinued operations, net of taxes, were $(51) million and $(27) million in the three months ended March 31, 2013 and 2012, respectively.

(11)

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

Pending repurchase claims based upon representations and warranties made in connection with loan sales were $6,210 million at March 31, 2013, $5,357 million at December 31, 2012 and $705 million at December 31, 2011. Pending claims represent those active repurchase claims that identify the specific loans tendered for repurchase and, for each loan, the alleged breach of a representation or warranty. As such, they do not include unspecified repurchase claims, such as the Litigation Claims discussed below, or claims relating to breaches of representations that were made more than six years before WMC was notified of the claim.  WMC believes that these repurchase claims do not meet the substantive and procedural requirements for tender under the governing agreements, would be barred from being enforced in legal proceedings under applicable statutes of limitations or are otherwise invalid. The amounts reported in pending claims reflect the purchase price or unpaid principal balances of the loans at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. Historically, a small percentage of the total loans WMC originated and sold have qualified as “validly tendered,” meaning there was a breach of a representation and warranty that materially and adversely affects the value of the loan, and the demanding party met all other procedural and substantive requirements for repurchase.

Reserves related to WMC pending and estimated future loan repurchase claims were $740 million at March 31, 2013, reflecting an increase to reserves in the first quarter of 2013 of $107 million due to incremental claim activity and updates to WMC’s estimate of future losses. The amount of these reserves is based upon pending and estimated future loan repurchase requests and WMC’s historical loss experience and evaluation of claim activity on loans tendered for repurchase.

The following table provides a roll forward of the reserve and pending claims for WMC representation and warranty obligations.

	Reserve at		Pending claims at
(In millions)	March 31, 2013	(In millions)	March 31, 2013

Reserve, beginning of period	$633	Pending claims, beginning of period	$5,357
Provision	107	New claims	853
Claim resolutions	–	Claim resolutions	–
Reserve, end of period	$740	Pending claims, end of period	$6,210

Given the significant recent activity in pending claims and related litigation filed in connection with such claims, it is difficult to assess whether future losses will be consistent with WMC’s past experience. Adverse changes to WMC’s assumptions supporting the reserve for pending and estimated future loan repurchase claims may result in an increase to these reserves. For example, a 50% increase to the estimate of future loan repurchase requests and a 100% increase to the estimated loss rate on loans tendered, would result in an increase to the reserves of approximately $700 million.

There are 16 lawsuits involving pending repurchase claims on loans included in 13 securitizations.  WMC initiated four of the cases as the plaintiff; in the other cases WMC is a defendant.  The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf.  In nine of these lawsuits, the adverse parties seek relief for mortgage loans beyond those included in WMC’s previously discussed pending claims at March 31, 2013 (Litigation Claims). These Litigation Claims consist of sampling-based claims in two cases on approximately $900 million of mortgage loans and, in the other seven cases, claims for repurchase or damages based on the alleged

(12)

failure to provide notice of defective loans, breach of a corporate representation and warranty, and/or non-specific claims for rescissionary damages on approximately $3,100 million of mortgage loans. These claims reflect the purchase price or unpaid principal balances of the loans at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. As noted above, WMC believes that the Litigation Claims are disallowed by the governing agreements and applicable law. As a result, WMC has not included the Litigation Claims in its pending claims or in its estimates of future loan repurchase requests and holds no related reserve as of March 31, 2013.

At this point, WMC is unable to develop a meaningful estimate of reasonably possible loss in connection with the Litigation Claims described above due to a number of factors, including the extent to which courts will agree with the theories supporting the Litigation Claims. Specifically, while several courts in cases not involving WMC have supported some of those theories, other courts have rejected them. In addition, WMC lacks experience resolving such claims, and there are few public industry settlements that may serve as benchmarks to estimate a reasonably possible loss. An adverse court decision on any of the theories supporting the Litigation Claims could increase WMC’s exposure in some or all of the 16 lawsuits and result in additional claims and lawsuits. However, WMC believes that it has defenses to all the claims asserted in litigation, including, for example, causation and materiality requirements, limitations on remedies for breach of representations and warranties, and the applicable statutes of limitations. To the extent WMC is required to repurchase loans, WMC’s loss also would be affected by several factors, including pay downs, accrued interest and fees, and the value of the underlying collateral.  It is not possible to predict the outcome or impact of these defenses and other factors, any one of which could materially affect the amount of any loss ultimately incurred by WMC on these claims.

WMC has received claims on approximately $900 million of mortgage loans after the expiration of the six-year statute of limitations as of March 31, 2013. WMC has also received unspecified indemnification demands from depositors/underwriters/sponsors of residential mortgage-backed securities (RMBS) in connection with lawsuits brought by RMBS investors concerning alleged misrepresentations in the securitization offering documents to which WMC is not a party. WMC believes that it has defenses to these demands.

The reserve estimates reflect judgment, based on currently available information, and a number of assumptions, including economic conditions, claim activity, pending and threatened litigation, indemnification demands, estimated repurchase rates, and other activity in the mortgage industry. Actual losses arising from claims against WMC could exceed the reserve amount if actual claim rates, governmental actions, litigation and indemnification activity, adverse court decisions, settlement activity, actual repurchase rates or losses WMC incurs on repurchased loans differ from its assumptions. It is difficult to develop a meaningful estimate of aggregate possible claims exposure because of uncertainties surrounding economic conditions, the ability and propensity of mortgage holders to present valid claims, governmental actions, mortgage industry activity and litigation, as well as pending and threatened litigation and indemnification demands against WMC.

WMC revenues and other income (loss) from discontinued operations were $(107) million and $(7) million in the three months ended March 31, 2013 and 2012, respectively. WMC’s losses from discontinued operations, net of taxes, were $71 million and $9 million in the three months ended March 31, 2013 and 2012, respectively.

Other Financial Services

In the first quarter of 2013, we announced the planned disposition of CLL Trailer Services and classified the business as discontinued operations. CLL Trailer Services revenues and other income (loss) from discontinued operations were $93 million and $102 million in the three months ended March 31, 2013 and 2012, respectively. CLL Trailer Services earnings (loss) from discontinued operations, net of taxes, were $14 million (including a $53 million loss on disposal) and $20 million in the three months ended March 31, 2013 and 2012, respectively.

(13)

In the first quarter of 2012, we announced the planned disposition of Consumer Ireland and classified the business as discontinued operations.  We completed the sale in the third quarter of 2012 for proceeds of $227 million. Consumer Ireland revenues and other income (loss) from discontinued operations were an insignificant amount and $4 million in the three months ended March 31, 2013 and 2012, respectively. Consumer Ireland earnings (loss) from discontinued operations, net of taxes, were $1 million and $(188) million (including a $147 million loss on disposal) in the three months ended March 31, 2013 and 2012, respectively.

GE Industrial

GE Industrial earnings (loss) from discontinued operations, net of taxes, were insignificant amounts in both the three months ended March 31, 2013 and 2012. The sum of GE industrial earnings (loss) from discontinued operations, net of taxes, and GECC earnings (loss) from discontinued operations, net of taxes, is reported as GE industrial earnings (loss) from discontinued operations, net of taxes, on the Condensed Statement of Earnings

3. INVESTMENT SECURITIES

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

	March 31, 2013				December 31, 2012
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

GE
Debt
U.S. corporate	$28	$1	$–	$29	$39	$–	$–	$39
Corporate – non-U.S.	12	1	–	13	6	–	–	6
Equity
Available-for-sale	15	1	–	16	26	–	–	26
Trading	13	–	–	13	3	–	–	3
	68	3	–	71	74	–	–	74

GECC
Debt
U.S. corporate	20,098	3,889	(88)	23,899	20,233	4,201	(302)	24,132
State and municipal	4,207	553	(112)	4,648	4,084	575	(113)	4,546
Residential mortgage-
backed(a)	2,123	184	(90)	2,217	2,198	183	(119)	2,262
Commercial mortgage-backed	2,941	263	(78)	3,126	2,930	259	(95)	3,094
Asset-backed	5,621	36	(55)	5,602	5,784	31	(77)	5,738
Corporate – non-U.S.	2,409	155	(110)	2,454	2,391	150	(126)	2,415
Government – non-U.S.	1,904	131	(3)	2,032	1,617	149	(3)	1,763
U.S. government and federal
agency	3,404	86	–	3,490	3,462	103	–	3,565
Retained interests	74	17	–	91	76	7	–	83
Equity
Available-for-sale	404	122	(10)	516	513	86	(3)	596
Trading	186	–	–	186	245	–	–	245
	43,371	5,436	(546)	48,261	43,533	5,744	(838)	48,439

Eliminations	(3)	–	–	(3)	(3)	–	–	(3)
Total	$43,436	$5,439	$(546)	$48,329	$43,604	$5,744	$(838)	$48,510

(a)
Substantially collateralized by U.S. mortgages. Of our total RMBS portfolio at March 31, 2013, $1,413 million relates to securities issued by government-sponsored entities and $804 million relates to securities of private label issuers. Securities issued by private label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.

(14)

The fair value of investment securities decreased to $48,329 million at March 31, 2013, from $48,510 million at December 31, 2012, primarily due to the impact of higher interest rates.

The following tables present the estimated fair values and gross unrealized losses of our available-for-sale investment securities.

	In loss position for
	Less than 12 months			12 months or more
		Gross			Gross
	Estimated	unrealized		Estimated	unrealized
(In millions)	fair value	losses	(a)	fair value	losses	(a)

March 31, 2013
Debt
U.S. corporate	$722	$(15)		$414	$(73)
State and municipal	232	(4)		327	(108)
Residential mortgage-backed	96	(1)		663	(89)
Commercial mortgage-backed	117	(1)		921	(77)
Asset-backed	11	(1)		568	(54)
Corporate – non-U.S.	240	(4)		606	(106)
Government – non-U.S.	554	(1)		38	(2)
U.S. government and federal agency	253	–		–	–
Retained interests	5	–		–	–
Equity	22	(10)		–	–
Total	$2,252	$(37)		$3,537	$(509)

December 31, 2012
Debt
U.S. corporate	$434	$(7)		$813	$(295)
State and municipal	146	(2)		326	(111)
Residential mortgage-backed	98	(1)		691	(118)
Commercial mortgage-backed	37	–		979	(95)
Asset-backed	18	(1)		658	(76)
Corporate – non-U.S.	167	(8)		602	(118)
Government – non-U.S.	201	(1)		37	(2)
U.S. government and federal agency	–	–		–	–
Retained interests	3	–		–	–
Equity	26	(3)		–	–
Total	$1,130	$(23)		$4,106	$(815)

(a)	Includes gross unrealized losses at March 31, 2013 of $(111) million related to securities that had other-than-temporary impairments previously recognized.

We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during the three months ended March 31, 2013 have not changed from those described in Note 3 in our 2012 consolidated financial statements.

(15)

During the three months ended March 31, 2013, we recognized pre-tax, other-than-temporary impairments of $302 million, of which $291 million was recorded through earnings ($1 million relates to equity securities) and $11 million was recorded in accumulated other comprehensive income (loss) (AOCI). At January 1, 2013, cumulative impairments recognized in earnings associated with debt securities still held were $588 million. During the three months ended March 31, 2013, we recognized first-time impairments of $263 million and incremental charges on previously impaired securities of $12 million. These amounts included $1 million related to securities that were subsequently sold.

During the three months ended March 31, 2012, we recognized pre-tax, other-than-temporary impairments of $32 million, which were recorded through earnings, of which $7 million relates to equity securities. At January 1, 2012, cumulative impairments recognized in earnings associated with debt securities still held were $726 million. During the three months ended March 31, 2012, we recognized first-time impairments of $7 million and incremental charges on previously impaired securities of $5 million. These amounts included $136 million related to securities that were subsequently sold.

Contractual Maturities of Investment in Available-for-Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

	Amortized	Estimated
(In millions)	cost	fair value

Due
Within one year	$2,969	$2,985
After one year through five years	5,982	6,233
After five years through ten years	5,278	5,769
After ten years	17,833	21,578

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

	Three months ended March 31
(In millions)	2013	2012

GE
Gains	$1	$–
Losses, including impairments	(13)	–
Net	(12)	–

GECC
Gains	62	38
Losses, including impairments	(278)	(70)
Net	(216)	(32)
Total	$(228)	$(32)

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

(16)

Proceeds from investment securities sales and early redemptions by issuers totaled $6,801 million and $3,762 million in the three months ended March 31, 2013 and 2012, respectively, principally from the sales of short-term securities in our bank subsidiaries and treasury operations.

We recognized pre-tax gains (losses) on trading securities of $42 million and $(23) million in the three months ended March 31, 2013 and 2012, respectively.

4. INVENTORIES
	At
	March 31,	December 31,
(In millions)	2013	2012

Raw materials and work in process	$9,738	$9,295
Finished goods	6,462	6,099
Unbilled shipments	467	378
	16,667	15,772
Less revaluation to LIFO	(386)	(398)
Total	$16,281	$15,374

5. GECC FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

	At
	March 31,	December 31,
(In millions)	2013	2012

Loans, net of deferred income(a)	$232,456	$241,465
Investment in financing leases, net of deferred income	31,227	32,471
	263,683	273,936
Less allowance for losses	(5,359)	(4,985)
Financing receivables – net(b)	$258,324	$268,951

(a)	Deferred income was $1,945 million and $2,182 million at March 31, 2013 and December 31, 2012, respectively.

(b)
Financing receivables at March 31, 2013 and December 31, 2012 included $699 million and $750 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination per ASC 310, Receivables.

(17)

The following tables provide additional information about our financing receivables and related activity in the allowance for losses for our Commercial, Real Estate and Consumer portfolios.

	March 31,	December 31,
(In millions)	2013	2012

Commercial
CLL
Americas	$72,318	$72,517
Europe	35,435	37,035
Asia	10,158	11,401
Other	534	605
Total CLL	118,445	121,558

Energy Financial Services	4,734	4,851

GE Capital Aviation Services (GECAS)	10,557	10,915

Other	456	486
Total Commercial	134,192	137,810

Real Estate	19,733	20,946

Consumer
Non-U.S. residential mortgages	31,689	33,451
Non-U.S. installment and revolving credit	18,050	18,546
U.S. installment and revolving credit	48,523	50,853
Non-U.S. auto	3,937	4,260
Other	7,559	8,070
Total Consumer	109,758	115,180

Total financing receivables	263,683	273,936

Less allowance for losses	(5,359)	(4,985)
Total financing receivables – net	$258,324	$268,951

(18)

Allowance for Losses on Financing Receivables

	Balance at	Provision				Balance at
	January 1,	charged to		Gross		March 31,
(In millions)	2013	operations	Other(a)	write-offs(b)	Recoveries(b)	2013

Commercial
CLL
Americas	$490	$74	$(1)	$(103)	$30	$490
Europe	445	83	(5)	(132)	20	411
Asia	80	11	(5)	(18)	4	72
Other	6	(3)	–	–	–	3
Total CLL	1,021	165	(11)	(253)	54	976

Energy Financial
Services	9	(1)	–	–	–	8

GECAS	8	(1)	–	–	–	7

Other	3	–	–	(1)	–	2
Total Commercial	1,041	163	(11)	(254)	54	993

Real Estate	320	(20)	(6)	(29)	–	265

Consumer
Non-U.S. residential
mortgages	480	56	(16)	(55)	12	477
Non-U.S. installment
and revolving
credit	623	211	(15)	(252)	145	712
U.S. installment and
revolving credit	2,282	1,014	(50)	(744)	163	2,665
Non-U.S. auto	67	17	(5)	(30)	17	66
Other	172	47	7	(52)	7	181
Total Consumer	3,624	1,345	(79)	(1,133)	344	4,101
Total	$4,985	$1,488	$(96)	$(1,416)	$398	$5,359

(a)	Other primarily included the effects of currency exchange.
(b)
Net write-offs (gross write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as a result of losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

(19)

	Balance at	Provision				Balance at
	January 1,	charged to		Gross		March 31,
(In millions)	2012	operations	Other(a)	write-offs(b)	Recoveries(b)	2012

Commercial
CLL
Americas	$889	$66	$(20)	$(156)	$23	$802
Europe	400	83	1	(45)	19	458
Asia	157	11	(5)	(56)	5	112
Other	4	–	–	(2)	–	2
Total CLL	1,450	160	(24)	(259)	47	1,374

Energy Financial
Services	26	(1)	–	–	–	25

GECAS	17	(3)	–	–	–	14

Other	37	2	(19)	–	–	20
Total Commercial	1,530	158	(43)	(259)	47	1,433

Real Estate	1,089	38	(12)	(188)	2	929

Consumer
Non-U.S. residential
mortgages	546	29	8	(103)	18	498
Non-U.S. installment
and revolving credit	717	124	28	(273)	130	726
U.S. installment and
revolving credit	2,008	478	–	(772)	131	1,845
Non-U.S. auto	101	10	(6)	(41)	24	88
Other	199	26	16	(66)	20	195
Total Consumer	3,571	667	46	(1,255)	323	3,352
Total	$6,190	$863	$(9)	$(1,702)	$372	$5,714

(a)	Other primarily included transfers to held for sale and the effects of currency exchange.

(b)
Net write-offs (gross write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as a result of losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

See Note 17 for supplemental information about the credit quality of financing receivables and allowance for losses on financing receivables.

6. PROPERTY, PLANT AND EQUIPMENT
	At
	March 31,	December 31,
(In millions)	2013	2012

Original cost	$114,504	$115,006
Less accumulated depreciation and amortization	(46,093)	(45,962)
Property, plant and equipment – net	$68,411	$69,044

Consolidated depreciation and amortization related to property, plant and equipment was $2,310 million and $2,220 million in the three months ended March 31, 2013 and 2012, respectively.

(20)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

	At
	March 31,	December 31,
(In millions)	2013	2012

Goodwill	$72,737	$73,175

Other intangible assets - net
Intangible assets subject to amortization	$11,668	$11,828
Indefinite-lived intangible assets(a)	150	159
Total	$11,818	$11,987

(a)	Indefinite-lived intangible assets principally comprised in-process research and development, trademarks and tradenames.

Changes in goodwill balances follow.

			Dispositions,
	Balance at		currency	Balance at
	January 1,		exchange	March 31,
(In millions)	2013	Acquisitions	and other	2013

Power & Water	$8,821	$–	$(25)	$8,796
Oil & Gas	8,365	–	(63)	8,302
Energy Management	4,610	–	(130)	4,480
Aviation	5,975	–	(28)	5,947
Healthcare	16,762	–	(49)	16,713
Transportation	999	–	(2)	997
Home & Business Solutions	611	–	(9)	602
GE Capital	27,032	21	(158)	26,895
Corporate	–	5	–	5
Total	$73,175	$26	$(464)	$72,737

Goodwill balances decreased $438 million during the three months ended March 31, 2013, primarily as a result of currency exchange effects of a stronger U.S. dollar ($524 million).

On January 11, 2013, we acquired the deposit business of MetLife Bank, N.A. This acquisition increased goodwill by $21 million.

On March 27, 2012, we contributed a portion of our civil avionics systems business to a newly formed joint venture in exchange for 50% of the new entity. This resulted in the deconsolidation of our civil avionics business and the recording of the interest in the new joint venture at fair value.  As a result, we recognized a pre-tax gain of $274 million ($152 million after-tax) in the first quarter of 2012.

(21)

Intangible Assets Subject to Amortization
	At
	March 31, 2013			December 31, 2012
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$6,920	$(2,185)	$4,735	$6,978	$(2,161)	$4,817
Patents, licenses and trademarks	6,123	(2,619)	3,504	6,172	(2,595)	3,577
Capitalized software	7,750	(4,950)	2,800	7,537	(4,691)	2,846
Lease valuations	1,027	(690)	337	1,163	(792)	371
Present value of future profits(a)	539	(539)	–	530	(530)	–
All other	720	(428)	292	636	(419)	217
Total	$23,079	$(11,411)	$11,668	$23,016	$(11,188)	$11,828

(a)
Balances at March 31, 2013 and December 31, 2012 reflect adjustments of $344 million and $353 million, respectively, to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized in accordance with ASC 320-10-S99-2.

Consolidated amortization related to intangible assets subject to amortization was $399 million $348 million in the three months ended March 31, 2013 and 2012, respectively.

(22)

8. BORROWINGS AND BANK DEPOSITS
	At
(In millions)	March 31,	December 31,
	2013	2012

Short-term borrowings

GE
Commercial paper	$77	$352
Payable to banks	178	23
Current portion of long-term borrowings	80	5,068
Other	570	598
Total GE short-term borrowings	905	6,041

GECC
Commercial paper
U.S.	30,727	33,686
Non-U.S.	8,323	9,370
Current portion of long-term borrowings(a)(b)	34,715	44,264
GE Interest Plus notes(c)	8,580	8,189
Other(b)	317	431
Total GECC short-term borrowings	82,662	95,940

Eliminations	(440)	(589)
Total short-term borrowings	$83,127	$101,392

Long-term borrowings

GE
Senior notes	$10,964	$10,963
Payable to banks, principally U.S.	15	13
Other	439	452
Total GE long-term borrowings	11,418	11,428

GECC
Senior unsecured notes(a)	197,946	199,646
Subordinated notes(d)	4,839	4,965
Subordinated debentures(e)	7,183	7,286
Other(b)	13,033	12,879
Total GECC long-term borrowings	223,001	224,776

Eliminations	(120)	(120)
Total long-term borrowings	$234,299	$236,084

Non-recourse borrowings of consolidated securitization entities(f)	$30,488	$30,123

Bank deposits(g)	$49,427	$46,461

Total borrowings and bank deposits	$397,341	$414,060

(a)
Included in total long-term borrowings were $591 million and $604 million of obligations to holders of GICs at March 31, 2013 and December 31, 2012, respectively. These obligations included conditions under which certain GIC holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3. The remaining outstanding GICs will continue to be subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GECC’s ratings, among other things.

(b)
Included $9,401 million and $9,757 million of funding secured by real estate, aircraft and other collateral at March 31, 2013 and December 31, 2012, respectively, of which $3,451 million and $3,294 million is non-recourse to GECC at March 31, 2013 and December 31, 2012, respectively.

(c)	Entirely variable denomination floating-rate demand notes.

(d)	Included $300 million of subordinated notes guaranteed by GE at both March 31, 2013 and December 31, 2012.

(e)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.

(23)

(f)
Included at March 31, 2013 and December 31, 2012, were $9,091 million and $7,707 million of current portion of long-term borrowings, respectively, and $21,397 million and $22,416 million of long-term borrowings, respectively. See Note 18.

(g)
Included $16,316 million and $16,157 million of deposits in non-U.S. banks at March 31, 2013 and December 31, 2012, respectively, and $17,293 million and $17,291 million of certificates of deposits with maturities greater than one year at March 31, 2013 and December 31, 2012, respectively.

In the first of quarter 2013, we repaid $5,000 million of 5% GE senior unsecured notes.

9. POSTRETIREMENT BENEFIT PLANS

We sponsor a number of pension and retiree health and life insurance benefit plans. Principal pension plans are the GE Pension Plan and the GE Supplementary Pension Plan. Principal retiree benefit plans provide health and life insurance benefits to certain eligible participants and these participants share in the cost of the healthcare benefits. Salaried employees who commence service on or after January 1, 2011 and any employee who commences service on or after January 1, 2012 are not eligible to participate in the GE Pension Plan, but will participate in a defined contribution retirement program. In 2012, we amended our principal retiree benefit plans such that, effective January 1, 2015, our post-65 retiree medical plans will be closed to salaried and retired salaried employees who are not enrolled in the plans as of that date, and we will no longer offer company-provided life insurance in retirement for certain salaried employees who retire after that date. Other pension plans include the U.S. and non-U.S. pension plans with pension assets or obligations greater than $50 million. Smaller pension plans and other retiree benefit plans are not material individually or in the aggregate. The effect on operations of the pension plans follows.

	Principal Pension Plans
	Three months ended March 31
(In millions)	2013	2012

Service cost for benefits earned	$401	$348
Prior service cost amortization	61	70
Expected return on plan assets	(875)	(945)
Interest cost on benefit obligation	614	616
Net actuarial loss amortization	912	846
Pension plans cost	$1,113	$935

	Other Pension Plans
	Three months ended March 31
(In millions)	2013	2012

Service cost for benefits earned	$102	$85
Prior service cost amortization	2	1
Expected return on plan assets	(165)	(155)
Interest cost on benefit obligation	130	127
Net actuarial loss amortization	86	69
Pension plans cost	$155	$127

(24)

The effect on operations of principal retiree health and life insurance plans follows.

	Principal Retiree Health
	and Life Insurance Plans
	Three months ended March 31
(In millions)	2013	2012

Service cost for benefits earned	$73	$56
Prior service cost amortization	98	151
Expected return on plan assets	(15)	(19)
Interest cost on benefit obligation	107	129
Net actuarial loss amortization	4	–
Retiree benefit plans cost	$267	$317

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

11. INCOME TAXES

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months are:

	At
	March 31,	December 31,
(In millions)	2013	2012

Unrecognized tax benefits	$5,584	$5,445
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	4,194	4,032
Accrued interest on unrecognized tax benefits	992	961
Accrued penalties on unrecognized tax benefits	166	173
Reasonably possible reduction to the balance of unrecognized tax benefits
in succeeding 12 months	0-1,000	0-800
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-900	0-700

(a)	Some portion of such reduction may be reported as discontinued operations.

The IRS is currently auditing our consolidated income tax returns for 2008-2009. In addition, certain other U.S. tax deficiency issues and refund claims for previous years were unresolved. The IRS has disallowed the tax loss on our 2003 disposition of ERC Life Reinsurance Corporation. We expect to contest the disallowance of this loss. It is reasonably possible that other unresolved items related to pre-2010 federal tax returns could be resolved during the next 12 months, which could result in a decrease in our balance of “unrecognized tax benefits” – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

(25)

GE and GECC file a consolidated U.S. federal income tax return. This enables GE to use GECC tax deductions and credits to reduce the tax that otherwise would have been payable by GE. The GECC effective tax rate for each period reflects the benefit of these tax reductions in the consolidated return. GE makes cash payments to GECC for these tax reductions at the time GE’s tax payments are due. The effect of GECC on the amount of the consolidated tax liability from the 2011 formation of the NBCU joint venture will be settled in cash no later than when GECC tax deductions and credits otherwise would have reduced the liability of the group absent the tax on formation.

12. SHAREOWNERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)
	Three months ended March 31
(In millions)	2013	2012

Investment securities
Balance at January 1	$677	$(30)
Other comprehensive income (OCI) before reclassifications - net of
deferred taxes of $(38) and $176	(63)	307
Reclassifications from OCI - net of deferred taxes of $97 and $6	131	26
Other comprehensive income (a)	68	333
Less: OCI attributable to noncontrolling interests	1	(2)
Balance at March 31	$744	$305

Currency translation adjustments (CTA)
Balance at January 1	$412	$133
OCI before reclassifications - net of deferred taxes of $(204) and $(53)	(471)	357
Reclassifications from OCI - net of deferred taxes of $(34) and $(5)	12	(3)
Other comprehensive income (a)	(459)	354
Less: OCI attributable to noncontrolling interests	(4)	11
Balance at March 31	$(43)	$476

Cash flow hedges
Balance at January 1	$(722)	$(1,176)
OCI before reclassifications - net of deferred taxes of $72 and $37	(76)	505
Reclassifications from OCI - net of deferred taxes of $(47) and $(33)	178	(381)
Other comprehensive income (a)	102	124
Less: OCI attributable to noncontrolling interests	–	–
Balance at March 31	$(620)	$(1,052)

Benefit plans
Balance at January 1	$(20,597)	$(22,901)
Net actuarial gain (loss) - net of deferred taxes of $53 and $181	83	291
Prior service cost amortization - net of deferred taxes of $67 and $91	98	136
Net actuarial gain (loss) amortization - net of deferred taxes of $339 and $310	672	611
Other comprehensive income (a)	853	1,038
Less: OCI attributable to noncontrolling interests	1	(1)
Balance at March 31	$(19,745)	$(21,862)

Accumulated other comprehensive income (loss) at March 31	$(19,664)	$(22,133)

(a)	Total other comprehensive income was $564 million and $1,849 million for the three months ended March 31, 2013 and 2012, respectively.

(26)

Reclassification out of AOCI

Components of AOCI	Three months ended March 31		Statement of Earnings Caption
	2013	2012

Available-for-sale securities
Realized gains (losses) on sale/impairment of securities	$(228)	$(32)	Other income
	97	6	Tax (expense) or benefit
	$(131)	$(26)	Net of tax

Currency translation adjustments
Gains (losses) on dispositions	$22	$8	Costs and expenses
	(34)	(5)	Tax (expense) or benefit
	$(12)	$3	Net of tax

Cash flow hedges
Gains (losses) on interest rate derivatives	$(102)	$(141)	Interest and other financial charges
Foreign exchange contracts	(51)	607	(a)
Other	22	(52)	(b)
	(131)	414	Total before tax
	(47)	(33)	Tax (expense) or benefit
	$(178)	$381	Net of tax

Benefit plan items
Amortization of prior service costs	$(165)	$(227)	(c)
Amortization of actuarial gains (losses)	(1,011)	(921)	(c)
	(1,176)	(1,148)	Total before tax
	406	401	Tax (expense) or benefit
	$(770)	$(747)	Net of tax

Total reclassification adjustments	$(1,091)	$(389)	Net of tax

(a)
Includes $(33) million and $648 million in GECC revenue from services and $(18) million and $(41) million in interest and other financial charges for the three months ended March 31, 2013 and 2012, respectively.

(b)	Primarily included in costs and expenses.
(c)	Amortization of prior service costs and actuarial gains and losses out of AOCI are included in the computation of net periodic pension costs. See Note 9 for further information.

Noncontrolling Interests

A summary of changes to noncontrolling interests follows.

	Three months ended March 31
(In millions)	2013	2012

Beginning balance	$5,444	$1,696
Net earnings (loss)	(16)	38
Dividends	(18)	(7)
Dispositions	(104)	–
AOCI and other	30	(6)
Ending balance	$5,336	$1,721

During 2012, GECC issued 40,000 shares of non-cumulative perpetual preferred stock with a $0.01 par value for proceeds of $3,960 million. Of these shares, 22,500 bear an initial fixed interest rate of 7.125% through June 12, 2022, bear a floating rate equal to three-month LIBOR plus 5.296% thereafter and are callable on June 15, 2022 and

(27)

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

13. GECC REVENUES FROM SERVICES
	Three months ended March 31
(In millions)	2013	2012

Interest on loans	$4,546	$4,858
Equipment leased to others	2,529	2,643
Fees	1,135	1,160
Investment income(a)	414	667
Financing leases	436	534
Associated companies	173	270
Premiums earned by insurance activities	395	445
Real estate investments(b)	1,300	356
Other items	581	377
	11,509	11,310
Eliminations	(301)	(314)
Total	$11,208	$10,996

(a)	Included net other-than-temporary impairments on investment securities of $278 million and $32 million in the three months ended March 31, 2013 and 2012, respectively.
(b)	During the three months ended March 31, 2013, we sold real estate comprising certain floors located at 30 Rockefeller Center, New York for a pre-tax gain of $902 million.

14. EARNINGS PER SHARE INFORMATION

GE’s authorized common stock consists of 13,200,000,000 shares having a par value of $0.06 each. Information related to the calculation of earnings per share follows.

(28)

	Three months ended March 31
	2013		2012
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations attributable to
common shareowners for per-share calculation(a)	$3,632	$3,631	$3,227	$3,227
Earnings (loss) from discontinued operations
for per-share calculation(a)	(109)	(109)	(196)	(197)
Net earnings attributable to GE common
shareowners for per-share calculation(a)	$3,522	$3,522	$3,030	$3,030

Average equivalent shares
Shares of GE common stock outstanding	10,374	10,374	10,581	10,581
Employee compensation-related shares (including
stock options) and warrants	59	–	30	–
Total average equivalent shares	10,433	10,374	10,611	10,581

Per-share amounts
Earnings from continuing operations	$0.35	$0.35	$0.30	$0.30
Earnings (loss) from discontinued operations	(0.01)	(0.01)	(0.02)	(0.02)
Net earnings	0.34	0.34	0.29	0.29

(a)	Included an insignificant amount of dividend equivalents in each of the periods presented.

For the three months ended March 31, 2013 and 2012, there were approximately 190 million and 307 million, respectively, of outstanding stock awards that were not included in the computation of diluted earnings per share because their effect was antidilutive.

Earnings-per-share amounts are computed independently for earnings from continuing operations, earnings (loss) from discontinued operations and net earnings. As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net earnings.

15. FAIR VALUE MEASUREMENTS

For a description of how we estimate fair value, see Note 1 in our 2012 consolidated financial statements.

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

(29)

				Netting
(In millions)	Level 1(a)	Level 2(a)	Level 3	adjustment(b)	Net balance

March 31, 2013
Assets
Investment securities
Debt
U.S. corporate	$–	$20,357	$3,571	$–	$23,928
State and municipal	–	4,558	90	–	4,648
Residential mortgage-backed	–	2,121	96	–	2,217
Commercial mortgage-backed	–	3,120	6	–	3,126
Asset-backed(c)	–	686	4,916	–	5,602
Corporate – non-U.S.	69	1,049	1,349	–	2,467
Government – non-U.S.	1,088	903	41	–	2,032
U.S. government and federal agency	–	3,226	264	–	3,490
Retained interests	–	–	91	–	91
Equity
Available-for-sale	501	17	11	–	529
Trading	196	3	–	–	199
Derivatives(d)	–	10,850	350	(6,550)	4,650
Other(e)	38	–	779	–	817
Total	$1,892	$46,890	$11,564	$(6,550)	$53,796

Liabilities
Derivatives	$–	$3,537	$11	$(3,015)	$533
Other(f)	–	1,039	–	–	1,039
Total	$–	$4,576	$11	$(3,015)	$1,572

December 31, 2012
Assets
Investment securities
Debt
U.S. corporate	$–	$20,580	$3,591	$–	$24,171
State and municipal	–	4,469	77	–	4,546
Residential mortgage-backed	–	2,162	100	–	2,262
Commercial mortgage-backed	–	3,088	6	–	3,094
Asset-backed(c)	–	715	5,023	–	5,738
Corporate – non-U.S.	71	1,132	1,218	–	2,421
Government – non-U.S.	702	1,019	42	–	1,763
U.S. government and federal agency	–	3,288	277	–	3,565
Retained interests	–	–	83	–	83
Equity
Available-for-sale	590	16	13	–	619
Trading	248	–	–	–	248
Derivatives(d)	–	11,432	434	(7,926)	3,940
Other(e)	35	–	799	–	834
Total	$1,646	$47,901	$11,663	$(7,926)	$53,284

Liabilities
Derivatives	$–	$3,434	$20	$(3,177)	$277
Other(f)	–	908	–	–	908
Total	$–	$4,342	$20	$(3,177)	$1,185

(a)	The fair value of securities transferred between Level 1 and Level 2 was $2 million in the three months ended March 31, 2013.

(b)	The netting of derivative receivables and payables (including the effects of any collateral posted or received) is permitted when a legally enforceable master netting agreement exists.

(c)	Includes investments in our CLL business in asset-backed securities collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.

(d)
The fair value of derivatives included an adjustment for non-performance risk. The cumulative adjustment was a gain (loss) of $(19) million and $(15) million at March 31, 2013 and December 31, 2012, respectively. See Note 16 for additional information on the composition of our derivative portfolio.

(e)	Included private equity investments and loans designated under the fair value option.

(f)	Primarily represented the liability associated with certain of our deferred incentive compensation plans.

(30)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the three months ended March 31, 2013 and 2012, respectively. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners’ equity.

Changes in Level 3 Instruments for the Three Months Ended March 31, 2013
				Net									Net
(In millions)				realized/									change in
				unrealized									unrealized
		Net		gains									gains
		realized/		(losses)									(losses)
		unrealized		included in									relating to
	Balance	gains		accumulated								Balance	instruments
	at	(losses)		other				Transfers		Transfers		at	still held at
	January 1,	included		comprehensive				into		out of		March 31,	March 31,
	2013	in earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2013	2013	(c)

Investment securities
Debt
U.S. corporate	$3,591	$(271)		$219	$63	$(6)	$(45)	$93		$(73)		$3,571	$–
State and municipal	77	–		–	4	–	(1)	10		–		90	–
Residential
mortgage-backed	100	–		(3)	–	–	(1)	–		–		96	–
Commercial
mortgage-backed	6	–		–	–	–	–	–		–		6	–
Asset-backed	5,023	1		(2)	144	–	(262)	12		–		4,916	–
Corporate
– non-U.S.	1,218	8		19	127	(3)	(35)	15		–		1,349	–
Government
– non-U.S.	42	–		(1)	–	–	–	–		–		41	–
U.S. government and
federal agency	277	–		(13)	–	–	–	–		–		264	–
Retained interests	83	3		10	–	–	(5)	–		–		91	–
Equity
Available-for-sale	13	–		–	–	–	–	–		(2)		11	–
Derivatives(d)(e)	416	(19)		–	(1)	–	(53)	–		–		343	12
Other	799	(22)		–	57	(55)	–	–		–		779	(21)
Total	$11,645	$(300)		$229	$394	$(64)	$(402)	$130		$(75)		$11,557	$(9)

(a)	Earnings effects are primarily included in the “GECC revenues from services” and “Interest and other financial charges” captions in the Condensed Statement of Earnings.

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

(32)

Non-Recurring Fair Value Measurements

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at March 31, 2013 and December 31, 2012. These assets can include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

	Remeasured during		Remeasured during
	the three months ended		the year ended
	March 31, 2013		December 31, 2012
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and loans held for sale	$116	$2,281	$366	$4,094
Cost and equity method investments(a)	–	230	8	313
Long-lived assets, including real estate	312	2,050	702	2,182
Total	$428	$4,561	$1,076	$6,589

(a)	Includes the fair value of private equity and real estate funds included in Level 3 of $20 million and $84 million at March 31, 2013 and December 31, 2012, respectively.

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at March 31, 2013 and 2012.

	Three months ended March 31
(In millions)	2013	2012

Financing receivables and loans held for sale	$(128)	$(126)
Cost and equity method investments(a)	(81)	(21)
Long-lived assets, including real estate(b)	(390)	(151)
Total	$(599)	$(298)

(a)	Includes fair value adjustments associated with private equity and real estate funds of $(3) million in both the three months ended March 31, 2013 and 2012.

(b)
Includes impairments related to real estate equity properties and investments recorded in other costs and expenses of $223 million and $50 million in the three months ended March 31, 2013 and 2012, respectively.

(33)

Level 3 Measurements

The following table presents information relating to the significant unobservable inputs of our Level 3 recurring and non-recurring measurements.

	Fair value at			Range
	March 31,	Valuation	Unobservable	(weighted
(Dollars in millions)	2013	technique	inputs	average)

Recurring fair value measurements

Investment securities
Debt

U.S. corporate	$1,585	Income approach	Discount rate(a)	1.8%-38.0% (11.3%)

Asset-backed	4,869	Income approach	Discount rate(a)	1.7%-13.1% (3.6%)

Corporate - non-U.S.	1,016	Income approach	Discount rate(a)	2.3%-23.9% (11.8%)

Other financial assets	358	Income approach	Weighted average	8.1%-9.4% (8.8%)
			cost of capital

	253	Market comparables	EBITDA multiple	4.9X-11X (7.8X)

Non-recurring fair value measurements

Financing receivables and loans held for sale	$1,513	Income approach	Capitalization rate(b)	5.4%-13.7% (8.0)%

	106	Business enterprise	EBITDA multiple	4.3X-7.0X (5.7X)
		value

Cost and equity method investments	38	Income approach	Capitalization rate(b)	7.7%-10.6% (10.3%)

Long-lived assets, including real estate	1,078	Income approach	Capitalization rate(b)	7.7%-14.5% (7.8%)

	Fair value at			Range
	December 31,	Valuation	Unobservable	(weighted
	2012	technique	inputs	average)

Recurring fair value measurements

Investment securities
Debt
U.S. corporate	$1,652	Income approach	Discount rate(a)	1.3%-29.9% (11.1%)

Asset-backed	4,977	Income approach	Discount rate(a)	2.1%-13.1% (3.8%)

Corporate - non-U.S.	865	Income approach	Discount rate(a)	1.5%-25.0% (13.2%)

Other financial assets	360	Income approach	Weighted average	8.7%-10.2% (8.7%)
			cost of capital

	273	Market comparables	EBITDA multiple	4.9X-10.6X (7.9X)

Non-recurring fair value measurements

Financing receivables and loans held for sale	$2,633	Income approach	Capitalization rate(b)	3.8%-14.0% (8.0%)

	202	Business enterprise	EBITDA multiple	2.0X-6.0X (4.8X)
		value

Cost and equity method investments	72	Income approach	Capitalization rate(b)	9.2%-12.8% (12.0%)

Long-lived assets, including real estate	985	Income approach	Capitalization rate(b)	4.8%-14.6% (7.3%)

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

(34)

At March 31, 2013 and December 31, 2012, other Level 3 recurring fair value measurements of $3,085 million and $3,146 million, respectively, and non-recurring measurements of $1,432 million and $2,412 million, respectively, are valued using non-binding broker quotes or other third-party sources. For a description of our process to evaluate third-party pricing servicers, see Note 1 in our 2012 consolidated financial statements. At March 31, 2013 and December 31, 2012, other recurring fair value measurements of $387 million and $370 million, respectively, and non-recurring fair value measurements of $394 million and $285 million, respectively, were individually insignificant and utilize a number of different unobservable inputs not subject to meaningful aggregation.

16. FINANCIAL INSTRUMENTS

The following table provides information about the assets and liabilities not carried at fair value in our Condensed Statement of Financial Position. Consistent with ASC 825, Financial Instruments, the table excludes finance leases and non-financial assets and liabilities. Substantially all of the assets discussed below are considered to be Level 3 in accordance with ASC 820. The vast majority of our liabilities’ fair value can be determined based on significant observable inputs and thus considered Level 2 in accordance with ASC 820. Few of the instruments are actively traded and their fair values must often be determined using financial models. Realization of the fair value of these instruments depends upon market forces beyond our control, including marketplace liquidity. For a description on how we estimate fair value, see Note 22 in our 2012 consolidated financial statements.

	At
	March 31, 2013			December 31, 2012
		Assets (liabilities)			Assets (liabilities)
		Carrying			Carrying
	Notional	amount	Estimated	Notional	amount	Estimated
(In millions)	amount	(net)	fair value	amount	(net)	fair value

GE
Assets
Investments and notes
receivable	$ (a)	$255	$260	$ (a)	$222	$222
Liabilities
Borrowings	(a)	(12,323)	(13,320)	(a)	(17,469)	(18,619)
GECC
Assets
Loans	(a)	227,297	230,609	(a)	236,678	239,084
Other commercial mortgages	(a)	1,663	1,678	(a)	2,222	2,249
Loans held for sale	(a)	1,147	1,153	(a)	1,180	1,181
Other financial instruments(c)	(a)	1,852	2,343	(a)	1,858	2,276
Liabilities
Borrowings and bank
deposits(b)(d)	(a)	(385,578)	(401,481)	(a)	(397,300)	(414,533)
Investment contract benefits	(a)	(3,277)	(4,030)	(a)	(3,321)	(4,150)
Guaranteed investment
contracts	(a)	(1,580)	(1,596)	(a)	(1,644)	(1,674)
Insurance – credit life(e)	2,284	(120)	(103)	2,277	(120)	(104)

(a)	These financial instruments do not have notional amounts.

(b)	See Note 8.

(c)	Principally cost method investments.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at March 31, 2013 and December 31, 2012 would have been reduced by $6,173 million and $7,937 million, respectively.

(e)	Net of reinsurance of $1,250 million and $2,000 million at March 31, 2013 and December 31, 2012, respectively.

(35)

Loan Commitments
	Notional amount at
	March 31,	December 31,
(In millions)	2013	2012

Ordinary course of business lending commitments(a)	$3,329	$3,708
Unused revolving credit lines(b)
Commercial(c)	15,818	17,929
Consumer – principally credit cards	272,476	271,387

(a)	Excluded investment commitments of $1,440 million and $1,276 million as of March 31, 2013 and December 31, 2012, respectively.

(b)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $12,066 million and $12,813 million as of March 31, 2013 and December 31, 2012, respectively.

(c)
Included commitments of $10,970 million and $12,923 million as of March 31, 2013 and December 31, 2012, respectively, associated with secured financing arrangements that could have increased to a maximum of $14,503 million and $15,731 million at March 31, 2013 and December 31, 2012, respectively, based on asset volume under the arrangement.

Securities Repurchase and Reverse Repurchase Arrangements

Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks primarily for purposes of liquidity management.  At March 31, 2013, we were party to repurchase agreements totaling $71 million which were presented gross within all other liabilities on the financial statements.  We have had no repurchase agreements which were accounted for as off-book financing and we do not engage in securities lending transactions.

We also enter into reverse securities repurchase agreements primarily for short-term investment with maturities of 90 days or less. At March 31, 2013, we were party to reverse repurchase agreements totaling $20.9 billion which are recorded in cash and equivalents on the financial statements.  Under these reverse securities repurchase agreements, we typically lend available cash at a specified rate of interest and hold U.S. or highly-rated European government securities as collateral during the term of the agreement. Collateral value is in excess of amounts loaned under the agreements.

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

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $327,000 million, approximately 87% or $286,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivative activities primarily relate to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases and contracts containing certain clauses which meet the accounting definition of a derivative. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings concurrently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected concurrently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.

(36)

The following table provides information about the fair value of our derivatives, by contract type, separating those accounted for as hedges and those that are not.

	At
	March 31, 2013		December 31, 2012
	Fair value		Fair value
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$7,055	691	$8,443	$719
Currency exchange contracts	1,918	936	890	1,777
Other contracts	–	1	1	–
	8,973	1,628	9,334	2,496

Derivatives not accounted for as hedges
Interest rate contracts	386	178	452	195
Currency exchange contracts	1,486	1,688	1,797	691
Other contracts	355	54	283	72
	2,227	1,920	2,532	958

Gross derivatives recognized in statement of
financial position
Gross derivatives	11,200	3,548	11,866	3,454
Gross accrued interest	1,258	16	1,683	14
	12,458	3,564	13,549	3,468

Amounts offset in statement of financial position
Netting adjustments(a)	(2,822)	(2,803)	(2,801)	(2,786)
Cash collateral(b)	(3,728)	(212)	(5,125)	(391)
	(6,550)	(3,015)	(7,926)	(3,177)

Net derivatives recognized in statement of
financial position
Net derivatives	5,908	549	5,623	291

Amounts not offset in statement of
financial position
Securities held as collateral(c)	(4,617)	–	(5,227)	–

Net amount	$1,291	$549	$396	$291

Derivatives are classified in the captions “All other assets” and “All other liabilities” and the related accrued interest is classified in “Other GECC receivables” and “All other liabilities” in our financial statements.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty non-performance risk. At March 31, 2013 and December 31, 2012, the cumulative adjustment for non-performance risk was a gain (loss) of $(19) million and $(15) million, respectively.

(b)	Excludes excess cash collateral received and posted of $78 million and $13 million at March 31, 2013, respectively, and $42 million and $10 million at December 31, 2012, respectively.

(c)	Excludes excess securities collateral received of $97 million and $359 million at March 31, 2013 and December 31, 2012, respectively.

Fair value hedges

We use interest rate and currency exchange derivatives to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate debt. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in earnings within interest and other financial charges, along with offsetting adjustments to the carrying amount of the hedged debt. The following table provides information about the earnings effects of our fair value hedging relationships for the three months ended March 31, 2013 and 2012, respectively.

(37)

	Three months ended March 31
	2013		2012
(In millions)	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
	derivatives	items	derivatives	items

Interest rate contracts	$(914)	$881	$(1,447)	$1,350
Currency exchange contracts	(9)	8	(48)	40

Fair value hedges resulted in $(34) million and $(105) million of ineffectiveness in the three months ended March 31, 2013 and 2012, respectively. In both the three months ended March 31, 2013 and 2012, there were insignificant amounts excluded from the assessment of effectiveness.

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

The following table provides information about the amounts recorded in AOCI, as well as the gain (loss) recorded in earnings, when reclassified out of AOCI, for the three months ended March 31, 2013 and 2012, respectively. See Note 12 for additional information about reclassifications out of AOCI.

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings for
(In millions)	for the three months ended March 31		the three months ended March 31
	2013	2012	2013	2012

Cash flow hedges
Interest rate contracts	$(11)	$(27)	$(102)	$(141)
Currency exchange contracts	4	677	(28)	556
Commodity contracts	(1)	9	(1)	(1)
Total	$(8)	$659	$(131)	$414

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $671 million loss at March 31, 2013. We expect to transfer $313 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In both the three months ended March 31, 2013 and 2012, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At March 31, 2013 and 2012, the maximum term of derivative instruments that hedge forecasted transactions was 20 years and 21 years, respectively.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts are primarily reported in GECC revenues from services and totaled $1 million and $4 million in the three months ended March 31, 2013 and 2012, respectively.

(38)

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

The following table provides information about the amounts recorded in AOCI for the three months ended March 31, 2013 and 2012, respectively, as well as the gain (loss) recorded in GECC revenues from services when reclassified out of AOCI.

	Gain (loss) recognized in CTA		Gain (loss) reclassified from CTA
(In millions)	for the three months ended March 31		for the three months ended March 31
	2013	2012	2013	2012
Net investment hedges
Currency exchange contracts	$2,105	$(1,502)	$(124)	$(10)

The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(166) million and $(220) million in the three months ended March 31, 2013 and 2012, respectively, and are recorded in interest and other financial charges.

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in GECC revenues from services or other income, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Gains (losses) for the three months ended March 31, 2013 on derivatives not designated as hedges were $(686) million composed of amounts related to interest rate contracts of $(62) million, currency exchange contracts of $(720) million, and other derivatives of $96 million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged. Gains (losses) for the three months ended March 31, 2012 on derivatives not designated as hedges were $(67) million composed of amounts related to interest rate contracts of $(62) million, currency exchange contracts of $(148) million, and other derivatives of $143 million. These losses were more than offset the earnings effects from the underlying items that were economically hedged.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. The fair value of such collateral was $8,345 million, of which $3,728 million was cash and $4,617 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $212 million at March 31, 2013. At March 31, 2013, our exposure to counterparties (including accrued interest), net of collateral we hold, was $1,232 million. This excludes exposure related to embedded derivatives.

(39)

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties.  If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability, after consideration of collateral posted by us and outstanding interest payments was $507 million at March 31, 2013. This excludes embedded derivatives.

17. SUPPLEMENTAL INFORMATION ABOUT THE CREDIT QUALITY OF FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

We provide further detailed information about the credit quality of our Commercial, Real Estate and Consumer financing receivables portfolios. For each portfolio, we describe the characteristics of the financing receivables and provide information about collateral, payment performance, credit quality indicators, and impairment. We manage these portfolios using delinquency and nonearning data as key performance indicators. The categories used within this section such as impaired loans, troubled debt restructuring (TDR) and nonaccrual financing receivables are defined by the authoritative guidance and we base our categorization on the related scope and definitions contained in the related standards. The categories of nonearning and delinquent are defined by us and are used in our process for managing our financing receivables. Definitions of these categories are provided in Note 1 in our 2012 consolidated financial statements.

(40)

COMMERCIAL

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Commercial financing receivables.

	Financing receivables
	March 31,	December 31,
(In millions)	2013	2012

CLL
Americas	$72,318	$72,517
Europe	35,435	37,035
Asia	10,158	11,401
Other	534	605
Total CLL	118,445	121,558

Energy Financial Services	4,734	4,851

GECAS	10,557	10,915

Other	456	486

Total Commercial financing receivables, before allowance for losses	$134,192	$137,810

Non-impaired financing receivables	$129,345	$132,741
General reserves	563	554

Impaired loans	4,847	5,069
Specific reserves	430	487

Past Due Financing Receivables

The following table displays payment performance of Commercial financing receivables.

	March 31, 2013		December 31, 2012
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due	past due	past due

CLL
Americas	1.1%	0.6%	1.1%	0.5%
Europe	3.9	2.2	3.7	2.1
Asia	0.8	0.4	0.9	0.6
Other	–	–	0.1	–
Total CLL	1.9	1.0	1.9	1.0

Energy Financial Services	–	–	–	–

GECAS	–	–	–	–

Other	1.6	1.3	2.8	2.8

Total	1.7	0.9	1.7	0.9

(41)

Nonaccrual Financing Receivables

The following table provides further information about Commercial financing receivables that are classified as nonaccrual. Of our $3,900 million and $4,166 million of nonaccrual financing receivables at March 31, 2013 and December 31, 2012, respectively, $2,310 million and $2,647 million are currently paying in accordance with their contractual terms, respectively.

	Nonaccrual financing		Nonearning financing
	receivables		receivables
	March 31,	December 31,	March 31,	December 31,
(Dollars in millions)	2013	2012	2013	2012

CLL
Americas	$1,896	$1,951	$1,401	$1,333
Europe	1,573	1,740	1,122	1,299
Asia	408	395	170	193
Other	9	52	9	52
Total CLL	3,886	4,138	2,702	2,877

Energy Financial Services	–	–	–	–

GECAS	–	3	–	–

Other	14	25	13	13
Total	$3,900	$4,166	$2,715	$2,890

Allowance for losses percentage	25.5%	25.0%	36.6%	36.0%

(42)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Commercial.

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment in	investment	principal	Associated	investment
(In millions)	in loans	balance	loans	in loans	balance	allowance	in loans

March 31, 2013

CLL
Americas	$2,363	$2,798	$2,425	$610	$751	$173	$584
Europe	1,058	1,879	1,094	551	911	236	597
Asia	158	167	110	82	84	17	95
Other	–	–	–	9	13	3	31
Total CLL	3,579	4,844	3,629	1,252	1,759	429	1,307
Energy Financial Services	–	–	–	–	–	–	–
GECAS	–	–	–	–	–	–	2
Other	9	20	13	7	9	1	7
Total	$3,588	$4,864	$3,642	$1,259	$1,768	$430	$1,316

December 31, 2012

CLL
Americas	$2,487	$2,927	$2,535	$557	$681	$178	$987
Europe	1,131	1,901	1,009	643	978	278	805
Asia	62	64	62	109	120	23	134
Other	–	–	43	52	68	6	16
Total CLL	3,680	4,892	3,649	1,361	1,847	485	1,942
Energy Financial Services	–	–	2	–	–	–	7
GECAS	–	–	17	3	3	–	5
Other	17	28	26	8	8	2	40
Total	$3,697	$4,920	$3,694	$1,372	$1,858	$487	$1,994

We recognized $53 million, $253 million and $57 million of interest income, including $16 million, $92 million and $23 million on a cash basis, for the three months ended March 31, 2013, the year ended December 31, 2012 and the three months ended March 31, 2012, respectively, principally in our CLL Americas business. The total average investment in impaired loans for the three months ended March 31, 2013 and the year ended December 31, 2012 was $4,958 million and $5,688 million, respectively.

(43)

Impaired loans classified as TDRs in our CLL business were $3,717 million and $3,872 million at March 31, 2013 and December 31, 2012, respectively, and were primarily attributable to CLL Americas ($2,564 million and $2,577 million, respectively).  For the three months ended March 31, 2013, we modified $412 million of loans classified as TDRs, primarily in CLL Americas ($236 million) and CLL EMEA ($99 million).  Changes to these loans primarily included extensions, interest only payment periods, debt to equity exchange and forbearance or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $2,555 million and $2,384 million of modifications classified as TDRs in the twelve months ended March 31, 2013 and 2012, respectively, $43 million and $108 million have subsequently experienced a payment default in the three months ended March 31, 2013 and 2012, respectively.

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

The table below summarizes our Commercial financing receivables by risk category. As described above, financing receivables are assigned one of 21 risk ratings based on our process and then these are grouped by similar characteristics into three categories in the table below. Category A is characterized by either high credit quality borrowers or transactions with significant collateral coverage, which substantially reduces or eliminates the risk of loss in the event of borrower default. Category B is characterized by borrowers with weaker credit quality than those in Category A, or transactions with moderately strong collateral coverage, which minimizes but may not fully mitigate the risk of loss in the event of default. Category C is characterized by borrowers with higher levels of default risk relative to our overall portfolio or transactions where collateral coverage may not fully mitigate a loss in the event of default.

(44)

	Secured
(In millions)	A	B	C	Total

March 31, 2013

CLL
Americas	$68,586	$1,616	$2,116	$72,318
Europe	32,230	1,144	1,209	34,583
Asia	9,737	54	209	10,000
Other	137	33	9	179
Total CLL	110,690	2,847	3,543	117,080

Energy Financial Services	4,603	–	–	4,603

GECAS	10,344	66	147	10,557

Other	456	–	–	456
Total	$126,093	$2,913	$3,690	$132,696

December 31, 2012

CLL
Americas	$68,360	$1,775	$2,382	$72,517
Europe	33,754	1,188	1,256	36,198
Asia	10,732	117	372	11,221
Other	161	–	94	255
Total CLL	113,007	3,080	4,104	120,191

Energy Financial Services	4,725	–	–	4,725

GECAS	10,681	223	11	10,915

Other	486	–	–	486
Total	$128,899	$3,303	$4,115	$136,317

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

Our unsecured Commercial financing receivables portfolio is primarily attributable to our Interbanca S.p.A. and GE Sanyo Credit acquisitions in Europe and Asia, respectively. At March 31, 2013 and December 31, 2012, these financing receivables included $490 million and $458 million rated A, $620 million and $583 million rated B, and $386 million and $452 million rated C, respectively.

(45)

REAL ESTATE

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Real Estate financing receivables.

	Financing receivables
	March 31,	December 31,
(In millions)	2013	2012

Real Estate financing receivables, before allowance for losses	$19,733	$20,946

Non-impaired financing receivables	$14,478	$15,253
General reserves	107	132

Impaired loans	5,255	5,693
Specific reserves	158	188

Past Due Financing Receivables

The following table displays payment performance of Real Estate financing receivables.

	March 31, 2013		December 31, 2012
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due	past due	past due

Real Estate	2.2%	2.0%	2.3%	2.2%

Nonaccrual Financing Receivables

The following table provides further information about Real Estate financing receivables that are classified as nonaccrual. Of our $4,417 million and $4,885 million of nonaccrual financing receivables at March 31, 2013 and December 31, 2012, respectively, $3,997 million and $4,461 million are currently paying in accordance with their contractual terms, respectively.

	Nonaccrual financing		Nonearning financing
	receivables		receivables
	March 31,	December 31,	March 31,	December 31,
(Dollars in millions)	2013	2012	2013	2012

Real Estate	$4,417	$4,885	$456	$444

Allowance for losses percentage	6.0%	6.6%	58.1%	72.1%

(46)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Real Estate.

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment	investment	principal	Associated	investment
(In millions)	in loans	balance	in loans	in loans	balance	allowance	in loans

March 31, 2013

Real Estate	$3,186	$3,577	$3,338	$2,069	$2,462	$158	$2,136

December 31, 2012

Real Estate	$3,491	$3,712	$3,773	$2,202	$2,807	$188	$3,752

We recognized $57 million, $329 million and $90 million of interest income, including $44 million, $237 million and $68 million on a cash basis, for the three months ended March 31, 2013, the year ended December 31, 2012 and the three months ended March 31, 2012, respectively. The total average investment in impaired loans for the three months ended March 31, 2013 and the year ended December 31, 2012 was $5,474 million and $7,525 million, respectively.

Real Estate TDRs decreased from $5,146 million at December 31, 2012 to $4,837 million at March 31, 2013, primarily driven by resolution of TDRs through paydowns and the impact of currency exchange, partially offset by extensions of loans scheduled to mature during 2013, some of which were classified as TDRs upon modification. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable.  For the three months ended March 31, 2013, we modified $327 million of loans classified as TDRs. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $3,611 million and $3,107 million of modifications classified as TDRs in the twelve months ended March 31, 2013 and 2012, respectively, $174 million and $183 million have subsequently experienced a payment default in the three months ended March 31, 2013 and 2012, respectively.

Credit Quality Indicators

Due to the primarily non-recourse nature of our Debt portfolio, loan-to-value ratios provide the best indicators of the credit quality of the portfolio.

	Loan-to-value ratio
	March 31, 2013			December 31, 2012
	Less than	80% to	Greater than	Less than	80% to	Greater than
(In millions)	80%	95%	95%	80%	95%	95%

Debt	$13,177	$2,336	$3,085	$13,570	$2,572	$3,604

(47)

By contrast, the credit quality of the owner occupied/credit tenant portfolio is primarily influenced by the strength of the borrower’s general credit quality, which is reflected in our internal risk rating process, consistent with the process we use for our Commercial portfolio. As of March 31, 2013, the internal risk rating of A, B and C for our owner occupied/credit tenant portfolio approximated $697 million, $228 million and $210 million, respectively, as compared to the December 31, 2012, ratings of $956 million, $25 million and $219 million, respectively.

Within Real Estate-Debt, these financing receivables are primarily concentrated in our North American and European Lending platforms and are secured by various property types. A substantial majority of the Real Estate-Debt financing receivables with loan-to-value ratios greater than 95% are paying in accordance with contractual terms. Substantially all of these loans and the majority of our owner occupied/credit tenant financing receivables included in Category C are impaired loans which are subject to the specific reserve evaluation process described in Note 1 in our 2012 consolidated financial statements. The ultimate recoverability of impaired loans is driven by collection strategies that do not necessarily depend on the sale of the underlying collateral and include full or partial repayments through third-party refinancing and restructurings.

CONSUMER

At March 31, 2013, our U.S. consumer financing receivables included private-label credit card and sales financing for approximately 54 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 65% relate to credit card loans, which are often subject to profit and loss sharing arrangements with the retailer (which are recorded in revenues), and the remaining 35% are sales finance receivables, which provide financing to customers in areas such as electronics, recreation, medical and home improvement.

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Consumer financing receivables.

	Financing receivables
	March 31,	December 31,
(In millions)	2013	2012

Non-U.S. residential mortgages	$31,689	$33,451
Non-U.S. installment and revolving credit	18,050	18,546
U.S. installment and revolving credit	48,523	50,853
Non-U.S. auto	3,937	4,260
Other	7,559	8,070
Total Consumer financing receivables, before allowance for losses	$109,758	$115,180

Non-impaired financing receivables	$106,556	$111,960
General reserves	3,399	2,950

Impaired loans	3,202	3,220
Specific reserves	702	674

(48)

Past Due Financing Receivables

The following table displays payment performance of Consumer financing receivables.

	March 31, 2013		December 31, 2012
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due(a)	past due	past due(a)

Non-U.S. residential mortgages	11.2%	7.6%	12.0%	7.5%
Non-U.S. installment and revolving credit	4.1	1.2	3.9	1.1
U.S. installment and revolving credit	4.2	1.9	4.6	2.0
Non-U.S. auto	3.2	0.5	3.1	0.5
Other	2.9	1.7	2.8	1.7
Total	6.1	3.4	6.5	3.4

(a)
Included $18 million and $24 million of loans at March 31, 2013 and December 31, 2012, respectively, which are over 90 days past due and accruing interest, mainly representing accretion on loans acquired at a discount.

Nonaccrual Financing Receivables

The following table provides further information about Consumer financing receivables that are classified as nonaccrual.

	Nonaccrual financing		Nonearning financing
	receivables		receivables
	March 31,	December 31,	March 31,	December 31,
(Dollars in millions)	2013	2012	2013	2012

Non-U.S. residential mortgages	$2,489	$2,600	$2,452	$2,569
Non-U.S. installment and revolving credit	231	224	231	224
U.S. installment and revolving credit	931	1,026	931	1,026
Non-U.S. auto	23	24	23	24
Other	398	427	342	351
Total	$4,072	$4,301	$3,979	$4,194

Allowance for losses percentage	100.7%	84.3%	103.1%	86.4%

(49)

Impaired Loans

The vast majority of our Consumer nonaccrual financing receivables are smaller balance homogeneous loans evaluated collectively, by portfolio, for impairment and therefore are outside the scope of the disclosure requirement for impaired loans. Accordingly, impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and are therefore subject to the disclosure requirement for impaired loans, and commercial loans in our Consumer–Other portfolio. The recorded investment of these impaired loans totaled $3,202 million (with an unpaid principal balance of $3,262 million) and comprised $92 million with no specific allowance, primarily all in our Consumer–Other portfolio, and $3,110 million with a specific allowance of $702 million at March 31, 2013. The impaired loans with a specific allowance included $314 million with a specific allowance of $75 million in our Consumer–Other portfolio and $2,796 million with a specific allowance of $627 million across the remaining Consumer business and had an unpaid principal balance and average investment of $3,139 million and $3,112 million, respectively, at March 31, 2013. We recognized $58 million, $169 million and $43 million of interest income, including $1 million, $5 million and $4 million on a cash basis, for the three months ended March 31, 2013, the year ended December 31, 2012 and the three months ended March 31, 2012, respectively, principally in our Consumer–U.S. installment and revolving credit portfolios. The total average investment in impaired loans for the three months ended March 31, 2013 and the year ended December 31, 2012 was $3,211 million and $3,056 million, respectively.

Impaired loans classified as TDRs in our Consumer business were $3,053 million and $3,053 million at March 31, 2013 and December 31, 2012, respectively.  We utilize certain loan modification programs for borrowers experiencing financial difficulties in our Consumer loan portfolio. These loan modification programs primarily include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract, and are primarily concentrated in our non-U.S. residential mortgage and U.S. credit card portfolios.  For the three months ended March 31, 2013, we modified $400 million of consumer loans for borrowers experiencing financial difficulties, which are classified as TDRs, and included $234 million of non-U.S. consumer loans, primarily residential mortgages, credit cards and personal loans and $166 million of U.S. consumer loans, primarily credit cards. We expect borrowers whose loans have been modified under these programs to continue to be able to meet their contractual obligations upon the conclusion of the modification. Of our $1,653 million and $2,073 million of modifications classified as TDRs in the twelve months ended March 31, 2013 and 2012, respectively, $100 million and $168 million have subsequently experienced a payment default in the three months ended March 31, 2013 and 2012, respectively.

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

(50)

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

	Loan-to-value ratio
	March 31, 2013			December 31, 2012
	80% or	Greater than	Greater than	80% or	Greater than	Greater than
(In millions)	less	80% to 90%	90%	less	80% to 90%	90%

Non-U.S.
residential
mortgages	$17,722	$5,343	$8,624	$18,613	$5,739	$9,099

The majority of these financing receivables are in our U.K. and France portfolios and have re-indexed loan-to-value ratios of 82% and 56%, respectively. We have third-party mortgage insurance for about 30% of the balance of Consumer non-U.S. residential mortgage loans with loan-to-value ratios greater than 90% at March 31, 2013. Such loans were primarily originated in Poland, France and the U.K.

Installment and Revolving Credit

For our unsecured lending products, including the non-U.S. and U.S. installment and revolving credit and non-U.S. auto portfolios, we assess overall credit quality using internal and external credit scores. Our internal credit scores imply a probability of default, which we consistently translate into three approximate credit bureau equivalent credit score categories, including (a) 681 or higher, which are considered the strongest credits; (b) 615 to 680, considered moderate credit risk; and (c) 614 or less, which are considered weaker credits.

	Internal ratings translated to approximate credit bureau equivalent score
	March 31, 2013			December 31, 2012
	681 or	615 to	614 or	681 or	615 to	614 or
(In millions)	higher	680	less	higher	680	less

Non-U.S.
installment and
revolving credit	$10,393	$4,247	$3,410	$10,493	$4,496	$3,557
U.S. installment
and revolving
credit	31,132	9,638	7,753	33,204	9,753	7,896
Non-U.S. auto	2,947	588	402	3,141	666	453

(51)

Of those financing receivable accounts with credit bureau equivalent scores of 614 or less at March 31, 2013, 97% relate to installment and revolving credit accounts. These smaller balance accounts have an average outstanding balance less than one thousand U.S. dollars and are primarily concentrated in our retail card and sales finance receivables in the U.S. (which are often subject to profit and loss sharing arrangements), and closed-end loans outside the U.S., which minimizes the potential for loss in the event of default. For lower credit scores, we adequately price for the incremental risk at origination and monitor credit migration through our risk ratings process. We continuously adjust our credit line underwriting management and collection strategies based on customer behavior and risk profile changes.

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

At March 31, 2013, Consumer – Other financing receivables of $6,398 million, $438 million and $723 million were rated A, B, and C, respectively. At December 31, 2012, Consumer – Other financing receivables of $6,873 million, $451 million and $746 million were rated A, B, and C, respectively.

18. VARIABLE INTEREST ENTITIES

We use variable interest entities primarily to securitize financial assets and arrange other forms of asset-backed financing in the ordinary course of business. Except as noted below, investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE. We did not provide non-contractual support for previously transferred financing receivables to any VIE in 2013 or 2012.

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

(52)

Consolidated Variable Interest Entities

We consolidate VIEs because we have the power to direct the activities that significantly affect the VIEs economic performance, typically because of our role as either servicer or manager for the VIE. Our consolidated VIEs fall into three main groups, which are further described below:

•
Trinity comprises two consolidated entities that hold investment securities, the majority of which are investment grade, and were funded by the issuance of GICs. The GICs included conditions under which certain holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3 or the short-term credit ratings fall below A-1+/P-1. The outstanding GICs are subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GECC’s ratings, among other things, and are reported in investment contracts, insurance liabilities and insurance annuity benefits.

•
Consolidated Securitization Entities (CSEs) comprise primarily our previously unconsolidated QSPEs that were consolidated on January 1, 2010 in connection with our adoption of ASU 2009-16 & 17. These entities were created to facilitate securitization of financial assets and other forms of asset-backed financing, which serve as an alternative funding source by providing access to variable funding notes and term markets. The securitization transactions executed with these entities are similar to those used by many financial institutions and substantially all are non-recourse. We provide servicing for substantially all of the assets in these entities.

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

•
Other remaining assets and liabilities of consolidated VIEs relate primarily to three categories of entities: (1) joint ventures that lease light industrial equipment of $1,525 million of assets and $865 million of liabilities; (2) other entities that are involved in power generating and leasing activities of $874 million of assets and no liabilities; and (3) insurance entities that, among other lines of business, provide property and casualty and workers’ compensation coverage for GE of $1,198 million of assets and $556 million of liabilities.

(53)

The table below summarizes the assets and liabilities of consolidated VIEs described above.

		Consolidated Securitization Entities
		Credit				Trade
(In millions)	Trinity(a)	cards	(b)	Equipment	(b)	receivables	Other	Total

March 31, 2013
Assets(c)
Financing
receivables, net	$–	$23,076		$13,440		$2,256	$1,973	$40,745
Investment securities	3,450	–		–		–	1,044	4,494
Other assets	133	28		375		24	2,586	3,146
Total	$3,583	$23,104		$13,815		$2,280	$5,603	$48,385

Liabilities(c)
Borrowings	$–	$–		$–		$–	$736	$736
Non-recourse
borrowings	–	16,723		10,495		1,916	53	29,187
Other liabilities	1,593	191		51		–	1,222	3,057
Total	$1,593	$16,914		$10,546		$1,916	$2,011	$32,980

December 31, 2012
Assets(c)
Financing
receivables, net	$–	$24,169		$12,456		$2,339	$1,952	$40,916
Investment securities	3,435	–		–		–	1,051	4,486
Other assets	217	29		360		–	2,428	3,034
Total	$3,652	$24,198		$12,816		$2,339	$5,431	$48,436

Liabilities(c)
Borrowings	$–	$–		$–		$–	$711	$711
Non-recourse
borrowings	–	17,208		9,811		2,050	54	29,123
Other liabilities	1,656	146		11		8	1,215	3,036
Total	$1,656	$17,354		$9,822		$2,058	$1,980	$32,870

(a)	Excludes intercompany advances from GECC to Trinity, which are eliminated in consolidation of $2,366 million and $2,441 million at March 31, 2013 and December 31, 2012, respectively.

(b)
We provide servicing to the CSEs and are contractually permitted to commingle cash collected from customers on financing receivables sold to CSE investors with our own cash prior to payment to a CSE, provided our short-term credit rating does not fall below A-1/P-1. These CSEs also owe us amounts for purchased financial assets and scheduled interest and principal payments. At March 31, 2013 and December 31, 2012, the amounts of commingled cash owed to the CSEs were $6,018 million and $6,225 million, respectively, and the amounts owed to us by CSEs were $5,546 million and $6,143 million, respectively.

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

Total revenues from our consolidated VIEs were $1,804 million and $1,587 million in the three months ended March 31, 2013 and 2012, respectively. Related expenses consisted primarily of provisions for losses of $414 million and $200 million in the three months ended March 31, 2013 and 2012, respectively, and interest and other financial charges of $89 million and $133 million in the three months ended March 31, 2013 and 2012, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GE and the VIEs, which are eliminated in consolidation.

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

(54)

Our largest exposure to any single unconsolidated VIE at March 31, 2013 is an investment in asset-backed securities issued by the Senior Secured Loan Program (“SSLP”), a fund, which invests in high quality senior secured debt of various middle-market companies ($5,011 million). Other significant unconsolidated VIEs include investments in real estate entities ($2,572 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; exposures to joint ventures that purchase factored receivables ($2,232 million); and our direct and indirect investment in Penske Truck Leasing Co., L.P. (PTL) ($868 million). During the first quarter of 2013, PTL repaid all of its outstanding debt owed to GECC. The vast majority of our other unconsolidated entities consist of passive investments in various asset-backed financing entities.

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the type of investment we hold. Variable interests in partnerships and corporate entities are classified as either equity method or cost method investments. In the ordinary course of business, we also make investments in entities in which we are not the primary beneficiary but may hold a variable interest such as limited partner interests or mezzanine debt investments. These investments are classified in two captions in our financial statements: “All other assets” for investments accounted for under the equity method, and “Financing receivables – net” for debt financing provided to these entities. Our investments in unconsolidated VIEs at March 31, 2013 and December 31, 2012 follow.

		At
(In millions)	March 31, 2013		December 31, 2012

Other assets and investment
securities	$8,475		$10,027
Financing receivables – net	2,580		2,654
Total investments	11,055		12,681
Contractual obligations to fund
investments or guarantees	2,708		2,608
Revolving lines of credit	52		41
Total	$13,815		$15,330

In addition to the entities included in the table above, we also hold passive investments in RMBS, commercial mortgage-backed securities and asset-backed securities issued by VIEs. Such investments were, by design, investment grade at issuance and held by a diverse group of investors. Further information about such investments is provided in Note 3.

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

(55)

These intercompany transactions are reported in the GE and GECC columns of our financial statements, but are eliminated in deriving our consolidated financial statements. Effects of these eliminations on our consolidated cash flows from operating, investing and financing activities are $1,357 million, $(1,413) million and $136 million for the three months ended March 31, 2013 and $(247) million, $(172) million and $508 million for the three months ended March 31, 2012, respectively. Net decrease (increase) in GE customer receivables sold to GECC of $976 million, $(966) million, and $(10) million have been eliminated from consolidated cash from operating, investing and financing activities for the three months ended March 31, 2013, respectively. Net decrease (increase) in GE customer receivables sold to GECC of $124 million, $(132) million, and $8 million have been eliminated from consolidated cash from operating, investing and financing activities for the three month ended March 31, 2012, respectively. Intercompany borrowings (includes GE investment in GECC short-term borrowings) of $146 million and $500 million have been eliminated from financing activities for the three months ended March 31, 2013 and 2012, respectively. Other reclassifications and eliminations of $381 million and $(371) million have been eliminated from consolidated cash from operating activities and $(447) million and $(40) million have been eliminated from consolidated cash from investing activities for the three months ended March 31, 2013 and 2012, respectively.

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

Unless otherwise indicated, we refer to captions such as revenues and other income and earnings from continuing operations attributable to the Company simply as “revenues” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in our condensed, consolidated financial statements relates to continuing operations unless otherwise indicated. Discussion of GECC’s total assets excludes deferred income tax liabilities, which are presented as assets for purposes of our consolidating balance sheet presentation in this filing.

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

Overview

Earnings from continuing operations attributable to the Company increased 13% to $3.636 billion in the three months ended March 31, 2013 compared with $3.231 billion in the same period of 2012. EPS from continuing operations increased 17% to $0.35 in the three months ended March 31, 2013 compared with $0.30 in the three months ended March 31, 2012. Operating earnings (non-GAAP measure), which excludes non-operating pension costs, increased 14% to $4.059 billion in the three months ended March 31, 2013 compared with $3.567 billion in the same period of 2012. Operating EPS increased 15% to $0.39 in the three months ended March 31, 2013 compared with $0.34 in the three months ended March 31, 2012.

(56)

Earnings (loss) from discontinued operations, net of taxes, was $(0.1) billion in the three months ended March 31, 2013 compared with $(0.2) billion in the same period of 2012. In the three months ended March 31, 2013, we recorded losses of $0.1 billion related to WMC and $0.1 billion related to GE Money Japan. The three months ended 2012 included a $0.2 billion loss from discontinued operations of our Consumer Ireland business. For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

Net earnings attributable to GE common shareowners increased 16% to $3.527 billion and EPS increased 17% to $0.34 in the three months ended March 31, 2013 compared with $3.034 billion and $0.29, respectively, in the same period of 2012.

Revenues of $35 billion in the three months ended March 31, 2013 were flat compared with the same period of 2012, as decreased organic revenue and the effects of the stronger U.S. dollar were offset by the effects of acquisitions and dispositions. Industrial sales decreased 6% to $22.3 billion, primarily reflecting a decrease in organic revenue and the effects of the stronger U.S. dollar. Financial Services revenues increased 2% over the comparable period of last year to $11.5 billion as a result of higher gains, partially offset by organic revenue declines, primarily due to lower GE Capital ending net investment (ENI) and higher impairments. Other income increased to $1.6 billion in the three months ended March 31, 2013 from $0.6 billion in the same period of 2012 mainly attributable to the gain on the disposition of the remaining 49% ownership of NBCU LLC.

Overall, acquisitions contributed $0.2 billion and $1.4 billion to consolidated revenues in the three months ended March 31, 2013 and 2012, respectively. Our consolidated earnings in the three months ended March 31, 2013 and 2012 included an insignificant amount and $0.1 billion from acquired businesses, respectively. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through higher revenues of $1.1 billion and lower revenues of $4.6 billion in the three months ended March 31, 2013 and 2012, respectively. The effects of dispositions on earnings was an increase of $0.9 billion and a decrease of $0.2 billion in the three months ended March 31, 2013 and 2012, respectively.

We have communicated our goal of reducing GE Capital’s ENI. To achieve this goal, GECC is more aggressively focusing its businesses on selective financial services products where GECC has deep domain experience, broad distribution, and the ability to earn a consistent return on capital, while managing its overall balance sheet size and risk. GECC has a strategy of exiting those businesses that are underperforming or that are deemed to be non-strategic. GECC has completed a number of dispositions of its businesses in the past and will continue to evaluate options going forward.

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

Segment revenues include both revenues and other income related to the segment. Segment profit excludes results reported as discontinued operations, earnings attributable to noncontrolling interests of consolidated subsidiaries, GECC preferred stock dividends declared and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured – excluded in determining segment profit, which we sometimes refer to as “operating profit,” for Power & Water, Oil & Gas, Energy Management, Aviation, Healthcare, Transportation and Home & Business Solutions; included in determining segment profit, which we sometimes refer to as “net earnings,” for GE Capital. Certain corporate costs, such as shared services, employee benefits and information technology are allocated to our segments based on usage. A portion of the remaining corporate costs are allocated based on each segment’s relative net cost of operations.

(57)

Results of our formerly consolidated subsidiary, NBCU, and our equity method investment in NBCUniversal LLC (NBCU LLC), through the date of sale in the first quarter of 2013, are reported in the Corporate items and eliminations line in the Summary of Operating Segments.

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

Power & Water revenues of $4.8 billion decreased $1.7 billion, or 26%, in the three months ended March 31, 2013 driven by lower volume ($1.8 billion), primarily equipment at Thermal and Wind.

Segment profit of $0.7 billion decreased $0.5 billion, or 39%, in the three months ended March 31, 2013 driven by lower volume ($0.3 billion), primarily at Thermal and Wind, and lower productivity ($0.3 billion).

Oil & Gas revenues of $3.4 billion were flat in the three months ended March 31, 2013 as increased volume was offset by the effects of the stronger U.S. dollar and lower other income.

Segment profit of $0.3 billion was flat in the three months ended March 31, 2013 as higher prices and increased productivity were offset by lower other income and the effects of the stronger U.S. dollar.

Energy Management revenues of $1.7 billion in the three months ended March 31, 2013 increased 2% due primarily to higher volume, partially offset by the stronger U.S. dollar.

Segment profit decreased 29% in the three months ended March 31, 2013 due primarily to lower productivity.

Aviation revenues of $5.1 billion in the three months ended March 31, 2013 increased $0.2 billion, or 4%, due primarily to higher prices ($0.1 billion) and higher volume, which were driven by increased military and commercial engine shipments.

Segment profit of $0.9 billion in the three months ended March 31, 2013 increased $0.1 billion, or 9%, due to higher prices ($0.1 billion), partially offset by lower productivity ($0.1 billion), which was primarily attributable to increased GEnx shipments and higher research and development spending.

Healthcare revenues of $4.3 billion in the three months ended March 31, 2013 were flat as higher volume ($0.1 billion) was offset by lower prices and the stronger U.S. dollar.

Segment profit of $0.6 billion in the three months ended March 31, 2013 increased 2% reflecting higher productivity ($0.1 billion), mostly offset by lower prices and the effects of inflation.

Transportation revenues of $1.4 billion in the three months ended March 31, 2013 increased $0.2 billion, or 12%, primarily due to higher volume ($0.2 billion). The revenue increase is primarily attributable to higher service revenues.

Segment profit of $0.3 billion in the three months ended March 31, 2013 increased 15%, primarily due to higher volume and the effects of deflation.

Home & Business Solutions revenues of $1.9 billion in the three months ended March 31, 2013 were flat as higher revenues at Appliances, driven primarily by pricing, were offset by lower revenues at Lighting.

Segment profit of $0.1 billion in the three months ended March 31, 2013 increased 39% as higher prices and increased productivity were partially offset by the effects of inflation.

(58)

GE Capital
	Three months ended March 31
(In millions)	2013	2012

Revenues	$11,535	$11,340

Segment profit	$1,927	$1,772

	At
	March 31,	December 31,	March 31,
(In millions)	2013	2012	2012

Total assets	$529,518	$539,339	$573,470

	Three months ended March 31
(In millions)	2013	2012

Revenues
Commercial Lending and Leasing (CLL)	$3,507	$4,340
Consumer	3,891	3,877
Real Estate	1,657	836
Energy Financial Services	343	239
GE Capital Aviation Services (GECAS)	1,379	1,331

Segment profit
CLL	$398	$664
Consumer	523	829
Real Estate	690	56
Energy Financial Services	83	71
GECAS	348	318

	At
	March 31,	December 31,	March 31,
(In millions)	2013	2012	2012

Assets
CLL	$175,757	$181,375	$188,820
Consumer	137,354	138,997	135,926
Real Estate	42,760	46,247	59,204
Energy Financial Services	18,627	19,185	19,303
GECAS	48,884	49,420	48,720

GE Capital revenues increased 2% and net earnings increased 9% in the first quarter of 2013. Revenues increased as a result of higher gains, partially offset by organic revenue declines, primarily due to lower ENI, and higher impairments. Net earnings increased as a result of higher gains and core increases, partially offset by higher provisions for losses on financing receivables and higher impairments.

Additional information about certain GE Capital businesses follows.

CLL revenues decreased 19% and net earnings decreased 40% in the first quarter of 2013. Revenues decreased as a result of organic revenue declines ($0.5 billion), primarily due to lower ENI ($0.2 billion) and higher impairments ($0.3 billion). Net earnings decreased reflecting higher impairments ($0.2 billion) and core decreases ($0.1 billion).

(59)

Consumer revenues were flat and net earnings decreased 37% in the first quarter of 2013. The decrease in net earnings resulted primarily from core decreases ($0.3 billion), which included higher provisions for losses on financial receivables ($0.4 billion) reflecting the use of a more granular portfolio segmentation approach, by loss type, in determining the incurred loss period and projected net write-offs over the next twelve months in our installment and revolving credit portfolios.

Real Estate revenues increased 98% and net earnings were favorable in the first quarter of 2013. Revenues increased as a result of increases in net gains on property sales ($1.0 billion) mainly due to the sale of real estate comprising certain floors located at 30 Rockefeller Center, New York, partially offset by organic revenue declines ($0.1 billion), primarily due to lower ENI ($0.2 billion). Real Estate net earnings increased as a result of core increases ($0.6 billion) including net gains on property sales ($0.6 billion) mainly due to the sale of real estate comprising certain floors located at 30 Rockefeller Center, New York and higher tax benefits ($0.1 billion), partially offset by higher impairments ($0.1 billion) mainly due to the strategic decision to exit certain equity platforms. Depreciation expense on real estate equity investments totaled $0.2 billion in both the first quarters of 2013 and 2012.

Energy Financial Services revenues increased 44% and net earnings increased 17% in the first quarter of 2013. Revenues were increased $0.1 billion as a result of dispositions. Revenues also increased primarily as a result of organic revenue growth ($0.1 billion), including the consolidation of an entity involved in power generating activities. The increase in net earnings resulted primarily from dispositions, partially offset by lower gains and core decreases.

GECAS revenues increased 4% and net earnings increased 9% in the first quarter of 2013. Revenues increased as a result of organic revenue growth and lower impairments. The increase in net earnings resulted primarily from core increases and lower impairments.

Corporate Items and Eliminations
	Three months ended March 31
(In millions)	2013	2012

Revenues
NBCU/NBCU LLC	$1,338	$187
Gains (losses) on disposed or held for sale businesses	–	274
Eliminations and other	(537)	(776)
Total	$801	$(315)

Operating Profit (Cost)
NBCU/NBCU LLC	$1,338	$187
Gains (losses) on disposed or held for sale businesses	–	274
Principal retirement plans(a)	(792)	(777)
Unallocated corporate and other costs	(1,025)	(745)
Total	$(479)	$(1,061)

(a)
Included non-operating (non-GAAP) pension income (cost) of $(0.7) billion and $(0.5) billion in the three months ended March 31, 2013 and 2012, respectively, which includes expected return on plan assets, interest costs and non-cash amortization of actuarial gains and losses. See Exhibit 99(a) of this Form 10-Q Report.

Revenues in the three months ended March 31, 2013 increased $1.1 billion as $1.2 billion of higher NBCU/NBCU LLC related revenues (primarily due to the pre-tax gain on the sale of our remaining 49% common equity interest in NBCU LLC in the first quarter of 2013), partially offset by $0.3 billion of lower revenues from other disposed businesses. Operating cost decreased $0.6 billion as $1.2 billion of higher NBCU/NBCU LLC related earnings were partially offset by $0.4 billion of higher restructuring and other charges and $0.3 billion of lower revenues from other disposed businesses.

(60)

Certain amounts included in Corporate items and eliminations cost are not allocated to GE operating segments because they are excluded from the measurement of their operating performance for internal purposes. In the three months ended March 31, 2013, these included $0.1 billion of costs each at Power & Water, Aviation and Healthcare, primarily technology development costs, restructuring, rationalization and other charges and $0.1 billion of costs at both Energy Management and Oil & Gas, primarily restructuring, rationalization and other charges and acquisition-related costs. For the three months ended March 31, 2012, these included $0.3 billion of gain related to a joint venture formation at Aviation, $0.1 billion in costs at Healthcare, primarily technology development costs, restructuring, rationalization and other charges, and acquisition-related costs, and $0.1 billion of costs at Aviation, primarily technology development costs.

Income Taxes

The consolidated provision for income taxes was an expense of $0.5 billion in the three months ended March 31, 2013 (an effective tax rate of 12.3%), compared with $0.7 billion for the same period of 2012 (an effective tax rate of 16.9%). The decrease in consolidated tax expense is primarily attributable to increased benefits from low-taxed global operations attributable to tax benefits related to the extension of the U.S. tax provision deferring tax on active financial services income. The consolidated tax expense also decreased due to the extension of U.S. business credits.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted and the law extended several provisions, including a two year extension of the U.S. tax provision deferring tax on active financial services income and certain U.S. business credits, retroactive to January 1, 2012. Under accounting rules, a tax law change is taken into account in calculating the income tax provision in the period enacted. Because the extension was enacted into law in 2013, tax expense for the first quarter of 2013 reflects retroactive extension of the previously expired provisions.

Our effective income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed global operations, including the use of global funding structures. There is a benefit from global operations as non-U.S. income is subject to local country tax rates that are significantly below the 35% U.S. statutory rate. These non-U.S. earnings have been indefinitely reinvested outside the U.S. and are not subject to current U.S. income tax. The rate of tax on our indefinitely reinvested non-U.S. earnings is below the 35% U.S. statutory rate largely because GECC funds the majority of its non-U.S. operations through foreign companies that are subject to low foreign taxes and because we have significant business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate. The most significant portion of these benefits at GECC depends on the provision of U.S. law deferring the tax on active financial services income, which, as discussed below, is subject to expiration. A substantial portion of the remaining benefit at GECC related to business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate is derived from our GECAS aircraft leasing operations located in Ireland.

We expect our ability to benefit from non-U.S. income taxed at less than the U.S. rate to continue subject to changes of U.S. or foreign law, including the expiration of the U.S. tax law provision deferring tax on active financial services income, as discussed in Note 14 in our 2012 consolidated financial statements. If this provision is not extended, our tax rate will increase significantly after 2014. In addition, since this benefit depends on management’s intention to indefinitely reinvest amounts outside the U.S., our tax provision will increase to the extent we no longer intend to indefinitely reinvest foreign earnings.

Discontinued Operations
	Three months ended March 31
(In millions)	2013	2012

Earnings (loss) from discontinued operations,
net of taxes	$(109)	$(197)

(61)

Discontinued operations primarily comprised GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), our Consumer mortgage lending business in Ireland (Consumer Ireland) and our CLL trailer services business in Europe (CLL Trailer Services). Results of these businesses are reported as discontinued operations for all periods presented.

Loss from discontinued operations, net of taxes, in the three months ended March 31, 2013 primarily reflected a $0.1 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC.

Loss from discontinued operations, net of taxes, in the three months ended March 31, 2012 primarily reflected a $0.2 billion after-tax loss (which includes a $0.1 billion loss on disposal) related to Consumer Ireland.

For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position for the three months ended March 31, 2013 resulted from the following:

•	At GECC, repayments exceeded new issuances of total borrowings by $10.5 billion and collections (which includes sales) on financing receivables exceeded originations by $6.3 billion.

•	The U.S. dollar was stronger for most major currencies at March 31, 2013 than at December 31, 2012, decreasing the translated levels of our non-U.S. dollar assets and liabilities.

•	GE working capital balances increased $1.8 billion in order to support equipment sales.

Consolidated assets were $670.7 billion at March 31, 2013, a decrease of $14.7 billion from December 31, 2012. GE assets decreased $3.6 billion and Financial Services assets decreased $9.8 billion.

GE assets were $232.8 billion at March 31, 2013, a $3.6 billion decrease from December 31, 2012 and reflect a decrease in other assets of $17.9 billion and increases in cash and equivalents of $6.6 billion, deferred income taxes of $4.7 billion, and investment in GECC of $2.0 billion. Decreases in other assets and increases in cash and equivalents and deferred income taxes are primarily due to the sale of our equity interest in NBCU LLC.

Financial Services assets were $529.5 billion at March 31, 2013, a $9.8 billion decrease from December 31, 2012, and primarily reflect a reduction of net financing receivables of $10.6 billion and a decrease in other assets of $4.2 billion, partially offset by an increase in cash and equivalents of $5.8 billion primarily due to the acquisition of the deposit business of MetLife Bank, N.A.

Consolidated liabilities were $541.6 billion at March 31, 2013, a $15.3 billion decrease from December 31, 2012. GE liabilities decreased $4.3 billion and Financial Services liabilities decreased $11.7 billion.

GE liabilities were $108.3 billion at March 31, 2013, a $4.3 billion decrease from December 31, 2012 and reflect a decrease in short-term borrowings of $5.1 billion primarily due to the repayment of GE senior unsecured notes. The ratio of borrowings to total capital invested for GE at March 31, 2013 was 9.0% compared with 12.4% at December 31, 2012 and 8.8% at March 31, 2012.

(62)

Financial Services liabilities were $445.0 billion at March 31, 2013, an $11.7 billion decrease from December 31, 2012, and primarily reflect a $14.7 billion net reduction in borrowings, primarily in short-term borrowings and commercial paper, which is consistent with our overall reduction in assets, partially offset by higher deposits at our banks of $3.0 billion. Deposits increased primarily due to the acquisition of the deposit business of MetLife Bank, N.A., partially offset by a reduction in deposits at our other banks.

Cash Flows

Consolidated cash and equivalents were $89.8 billion at March 31, 2013, an increase of $12.4 billion during the three months ended March 31, 2013. Consolidated cash and equivalents totaled $83.7 billion at March 31, 2012, a decrease of $0.9 billion during the three months ended March 31, 2012.

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

GE Cash Flow

GE cash and equivalents were $22.1 billion at March 31, 2013, compared with $8.0 billion at March 31, 2012. GE CFOA totaled $0.2 billion for the three months ended March 31, 2013 compared with $2.1 billion for the three months ended March 31, 2012.  With respect to GE CFOA, we believe that it is useful to supplement our GE Condensed Statement of Cash Flows and to examine in a broader context the business activities that provide and require cash.

	Three months ended March 31
(In billions)	2013	2012

Operating cash collections(a)	$22.5	$24.2
Operating cash payments	(22.3)	(22.1)
GE cash from operating activities (GE CFOA)(a)	$0.2	$2.1

(a)
GE sells customer receivables to GECC in part to fund the growth of our industrial businesses. These transactions can result in cash generation or cash use. During any given period, GE receives cash from the sale of receivables to GECC. It also foregoes collection of cash on receivables sold. The incremental amount of cash received from sale of receivables in excess of the cash GE would have otherwise collected had those receivables not been sold, represents the cash generated or used in the period relating to this activity. The incremental cash generated in GE CFOA from selling these receivables to GECC decreased GE CFOA by $1.2 billion in the three months ended March 31, 2013 and decreased GE CFOA by $0.5 billion in the three months ended March 31, 2012. See Note 19 to the condensed, consolidated financial statements for additional information about the elimination of intercompany transactions between GE and GECC.

The most significant source of cash in GE CFOA is customer-related activities, the largest of which is collecting cash following a product or services sale. GE operating cash collections decreased by $1.7 billion during the three months ended March 31, 2013. This decrease is consistent with the comparable changes in total sales.

The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services. GE operating cash payments increased by $0.2 billion for the three months ended March 31, 2013, consistent with an increase in GE inventory levels offset by a decrease in total costs and expenses.

GE CFOA decreased $1.9 billion compared with the three months ended March 31, 2012, primarily due to an overall increase in working capital balances to support equipment sales through the end of the year, payouts under our long-term incentive plan and timing of tax payments.

(63)

On March 19, 2013, we closed a transaction to sell our remaining 49% common equity interest in NBCU LLC to Comcast for total consideration of $16.7 billion, consisting of $12.0 billion in cash, $4.0 billion in Comcast guaranteed debt and $0.7 billion in preferred stock. Subsequent to the closing of the transaction, both the debt and preferred stock were sold at approximately par value. The total consideration received of $16.7 billion is reflected within cash flows from investing activities.

On February 1, 2013 we repaid $5.0 billion of GE senior unsecured notes, reflected within cash flows from financing activities.

GECC Cash Flow

GECC cash and equivalents were $67.7 billion at March 31, 2013, compared with $76.2 billion at March 31, 2012. GECC cash from operating activities totaled $3.2 billion for the three months ended March 31, 2013, compared with cash from operating activities of $4.7 billion for the same period of 2012.

Cash from investing activities was $17.2 billion during the three months ended March 31, 2013.  Consistent with our plan to reduce GECC asset levels, cash from investing activities for the period was driven by collections (which includes sales) exceeding originations of financing receivables of $6.3 billion, sale of real estate properties of $2.2 billion and $1.6 billion related to net loan repayments from our equity method investments. Additionally, cash from investing activities increased by $6.4 billion as a result of net cash provided by the acquisition of the deposit business of MetLife Bank, N.A.

GECC cash used for financing activities for the three months ended March 31, 2013 of $13.9 billion related primarily to a $10.5 billion reduction in total borrowings, consisting primarily of reductions in short-term borrowings and commercial paper, and a $3.3 billion reduction in deposits at our banks.

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

Fair Value Measurements

See Note 1 in our 2012 consolidated financial statements for disclosures related to our methodology for fair value measurements. Additional information about fair value measurements is provided in Note 15 to the condensed, consolidated financial statements.

At March 31, 2013, the aggregate amount of assets that are measured at fair value through earnings totaled $6.2 billion and consisted primarily of various assets held for sale in the ordinary course of business, as well as equity investments.

(64)

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment grade debt securities supporting obligations to annuitants, policyholders and holders of guaranteed investment contracts (GICs) in our run-off insurance operations and Trinity, investment securities at our treasury operations and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries. The fair value of investment securities decreased to $48.3 billion at March 31, 2013 from $48.5 billion at December 31, 2012, primarily due to the impact of higher interest rates. Of the amount at March 31, 2013, we held debt securities with an estimated fair value of $47.6 billion, which included corporate debt securities, asset-backed securities (ABS), residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $26.4 billion, $5.6 billion, $2.2 billion and $3.1 billion, respectively. Net unrealized gains on debt securities were $4.8 billion at both March 31, 2013 and December 31, 2012. This amount included unrealized losses on corporate debt securities, ABS, RMBS and CMBS of $0.2 billion, $0.1 billion, $0.1 billion and $0.1 billion, respectively, at March 31, 2013, as compared with $0.4 billion, $0.1 billion, $0.1 billion and $0.1 billion, respectively, at December 31, 2012.

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

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. Substantially all of our RMBS are in a senior position in the capital structure of the deals and more than 70% are agency bonds or insured by Monoline insurers (Monolines) (on which we continue to place reliance). Of our total RMBS portfolio at both March 31, 2013 and December 31, 2012, approximately $0.5 billion relates to residential subprime credit, primarily supporting our guaranteed investment contracts. A majority of this exposure is related to investment securities backed by mortgage loans originated in 2006 and 2005. Substantially all of the subprime RMBS were investment grade at the time of purchase and approximately 70% have been subsequently downgraded to below investment grade.

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

(65)

Monolines provide credit enhancement for certain of our investment securities, primarily RMBS and municipal securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. We continue to rely on Monolines with adequate capital and claims paying resources. We have reduced our reliance on Monolines that do not have adequate capital or have experienced regulator intervention. At March 31, 2013, our investment securities insured by Monolines on which we continue to place reliance were $1.4 billion, including $0.2 billion of our $0.5 billion investment in subprime RMBS. At March 31, 2013, the unrealized loss associated with securities subject to Monoline credit enhancement, for which there is an expected credit loss, was $0.2 billion.

Total pre-tax, other-than-temporary impairment losses during the three months ended March 31, 2013 were $0.3 billion, which was recognized in earnings and primarily relates to credit losses on corporate debt securities.

Total pre-tax, other-than-temporary impairment losses during the three months ended March 31, 2012 were an insignificant amount, which was recognized in earnings and primarily relates to credit losses on non-U.S. corporate securities and other-than-temporary losses on equity securities.

At March 31, 2013 and December 31, 2012, unrealized losses on investment securities totaled $0.5 billion and $0.8 billion, respectively, including $0.5 billion and $0.8 billion, respectively, aged 12 months or longer. Of the amount aged 12 months or longer at March 31, 2013, more than 71% are debt securities that were considered to be investment grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $0.2 billion and $0.2 billion related to structured securities (mortgage-backed and asset-backed) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position at March 31, 2013, the majority relate to debt securities held to support obligations to holders of GICs. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost. For additional information, see Note 3 to the condensed, consolidated financial statements.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. Our portfolio of financing receivables is diverse and not directly comparable to major U.S. banks. A discussion of the quality of certain elements of the finance receivables portfolio follows.

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

(66)

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

(67)

	Financing receivables		Nonearning receivables		Allowance for losses
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(In millions)	2013	2012	2013	2012	2013	2012

Commercial
CLL
Americas	$72,318	$72,517	$1,401	$1,333	$490	$490
Europe	35,435	37,035	1,122	1,299	411	445
Asia	10,158	11,401	170	193	72	80
Other	534	605	9	52	3	6
Total CLL	118,445	121,558	2,702	2,877	976	1,021

Energy
Financial
Services	4,734	4,851	–	–	8	9

GECAS	10,557	10,915	–	–	7	8

Other	456	486	13	13	2	3

Total Commercial	134,192	137,810	2,715	2,890	993	1,041

Real Estate	19,733	20,946	456	444	265	320

Consumer
Non-U.S.
residential
mortgages(a)	31,689	33,451	2,452	2,569	477	480
Non-U.S.
installment
and revolving
credit	18,050	18,546	231	224	712	623
U.S. installment
and revolving
credit	48,523	50,853	931	1,026	2,665	2,282
Non-U.S. auto	3,937	4,260	23	24	66	67
Other	7,559	8,070	342	351	181	172
Total Consumer	109,758	115,180	3,979	4,194	4,101	3,624
Total	$263,683	$273,936	$7,150	$7,528	$5,359	$4,985

(a)
Included financing receivables of $11,460 million and $12,221 million, nonearning receivables of $975 million and $1,036 million and allowance for losses of $156 million and $142 million at March 31, 2013 and December 31, 2012, respectively, primarily related to loans, net of credit insurance, whose terms permitted interest-only payments and high loan-to-value ratios at inception (greater than 90%).  At origination, we underwrite loans with an adjustable rate to the reset value. Of these loans, about 85% are in our U.K. and France portfolios, have a delinquency rate of 15%, have a loan-to-value ratio at origination of 82% and have re-indexed loan-to-value ratios of 90% and 65%, respectively. At March 31, 2013, 11% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

The portfolio of financing receivables, before allowance for losses, was $263.7 billion at March 31, 2013, and $273.9 billion at December 31, 2012. Financing receivables, before allowance for losses, decreased $10.2 billion from December 31, 2012, primarily as a result of collections (which includes sales) exceeding originations ($6.3 billion) and the stronger U.S. dollar ($3.2 billion).

Related nonearning receivables totaled $7.1 billion (2.7% of outstanding receivables) at March 31, 2013, compared with $7.5 billion (2.7% of outstanding receivables) at December 31, 2012. Nonearning receivables decreased from December 31, 2012, primarily due to write-offs and payoffs at CLL, improved entry rates and collections in our U.S. installment and revolving portfolio and the effects of currency exchange.

The allowance for losses at March 31, 2013 totaled $5.4 billion compared with $5.0 billion at December 31, 2012, representing our best estimate of probable losses inherent in the portfolio. Allowance for losses increased $0.4 billion from December 31, 2012, primarily because provisions were higher than write-offs, net of recoveries by $0.5 billion, which is attributable to an increase in provisions in our Consumer installment and revolving portfolios. The allowance for losses as a percent of total financing receivables increased from 1.8% at December 31, 2012 to 2.0% at March 31, 2013 primarily due to an increase in the allowance for losses as discussed above, partially offset by a decline in the overall financing receivables balance as collections exceeded originations. Further information surrounding the allowance for losses related to each of our portfolios is detailed below.

(68)

The following table provides information surrounding selected ratios related to nonearning financing receivables and the allowance for losses.

	Nonearning financing receivables		Allowance for losses		Allowance for losses
	as a percent of		as a percent of		as a percent of
	financing receivables		nonearning financing receivables		total financing receivables
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012	2013	2012
Commercial
CLL
Americas	1.9%	1.8%	35.0%	36.8%	0.7%	0.7%
Europe	3.2	3.5	36.6	34.3	1.2	1.2
Asia	1.7	1.7	42.4	41.5	0.7	0.7
Other	1.7	8.6	33.3	11.5	0.6	1.0
Total CLL	2.3	2.4	36.1	35.5	0.8	0.8

Energy Financial Services	–	–	–	–	0.2	0.2

GECAS	–	–	–	–	0.1	0.1

Other	2.9	2.7	15.4	23.1	0.4	0.6

Total Commercial	2.0	2.1	36.6	36.0	0.7	0.8

Real Estate	2.3	2.1	58.1	72.1	1.3	1.5

Consumer
Non-U.S.
residential mortgages(a)	7.7	7.7	19.5	18.7	1.5	1.4
Non-U.S.
installment and
revolving credit	1.3	1.2	308.2	278.1	3.9	3.4
U.S. installment and
revolving credit	1.9	2.0	286.3	222.4	5.5	4.5
Non-U.S. auto	0.6	0.6	287.0	279.2	1.7	1.6
Other	4.5	4.3	52.9	49.0	2.4	2.1

Total Consumer	3.6	3.6	103.1	86.4	3.7	3.1

Total	2.7	2.7	75.0	66.2	2.0	1.8

(a)
Included nonearning financing receivables as a percent of financing receivables of 8.5% and 8.5%, allowance for losses as a percent of nonearning receivables of 16.0% and 13.7% and allowance for losses as a percent of total financing receivables of 1.4% and 1.2% at March 31, 2013 and December 31, 2012, respectively, primarily related to loans, net of credit insurance, whose terms permitted interest-only payments and high loan-to-value ratios at inception (greater than 90%). Compared to the overall Non-U.S. residential mortgage loan portfolio, the ratio of allowance for losses as a percent of financing receivables and ratio of allowance for losses as a percent of nonearning financing receivables for these loans are lower, driven primarily by the higher mix of such products in the U.K. and France portfolios and as a result of the better performance and collateral realization experience in these markets.

Included below is a discussion of financing receivables, allowance for losses, nonearning receivables and related metrics for each of our significant portfolios.

CLL − Americas. Nonearning receivables of $1.4 billion represented 19.6% of total nonearning receivables at March 31, 2013. The ratio of allowance for losses as a percent of nonearning receivables decreased from 36.8% at December 31, 2012, to 35.0% at March 31, 2013, reflecting an increase in nonearning receivables. The ratio of nonearning receivables as a percent of financing receivables increased from 1.8% at December 31, 2012, to 1.9% at March 31, 2013, primarily due to increased nonearning exposures in our healthcare and Latin America portfolios, partially offset by improvements in our industrial materials and consumer-facing portfolios. Collateral supporting these nonearning financing receivables primarily includes assets in the restaurant and hospitality, trucking and industrial equipment industries and corporate aircraft, and for our leveraged finance business, equity of the underlying businesses.

(69)

CLL – Europe. Nonearning receivables of $1.1 billion represented 15.7% of total nonearning receivables at March 31, 2013. The ratio of allowance for losses as a percent of nonearning receivables increased from 34.3% at December 31, 2012, to 36.6% at March 31, 2013, reflecting a decrease in nonearning receivables as a result of write-offs and payoffs in our Interbanca S.p.A and acquisition finance portfolios. The majority of our CLL – Europe nonearning receivables are attributable to the Interbanca S.p.A. portfolio, which was acquired in 2009. The loans acquired with Interbanca S.p.A. were recorded at fair value, which incorporates an estimate at the acquisition date of credit losses over their remaining life. Accordingly, these loans generally have a lower ratio of allowance for losses as a percent of nonearning receivables compared to the remaining portfolio. Excluding the nonearning loans attributable to the 2009 acquisition of Interbanca S.p.A., the ratio of allowance for losses as a percent of nonearning receivables increased from 58.4% at December 31, 2012, to 67.1% at March 31, 2013, primarily due to a decrease in nonearning receivables as a result of write-offs and payoffs in our acquisition finance portfolio. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.5% at December 31, 2012, to 3.2% at March 31, 2013, for the reasons described above. Collateral supporting these secured nonearning financing receivables are primarily equity of the underlying businesses for our Interbanca S.p.A. and acquisition finance businesses and equipment for our equipment finance portfolio.

CLL – Asia. Nonearning receivables of $0.2 billion represented 2.4% of total nonearning receivables at March 31, 2013. The ratio of allowance for losses as a percent of nonearning receivables increased from 41.5% at December 31, 2012, to 42.4% at March 31, 2013, primarily due to restructuring activities and write-offs resulting in a reduction of nonearning receivables in our asset-based financing businesses in Japan. Collateral supporting these nonearning financing receivables is primarily commercial real estate, manufacturing equipment, corporate aircraft and assets in the auto industry.

Real Estate. Nonearning receivables of $0.5 billion represented 6.4% of total nonearning receivables at March 31, 2013. Nonearning receivables were flat relative to December 31, 2012, primarily driven by new European exposures, offset by the resolution of nonearning loans across all asset classes through payoffs, foreclosures and write-offs. The ratio of allowance for losses as a percent of nonearning receivables decreased from 72.1% to 58.1% reflecting the reduction in overall reserves due to improving market conditions. The ratio of allowance for losses as a percent of total financing receivables decreased from 1.5% at December 31, 2012, to 1.3% at March 31, 2013, driven primarily by write-offs and the reduction in overall reserves due to improving market conditions.

The Real Estate financing receivables portfolio is collateralized by income-producing or owner-occupied commercial properties across a variety of asset classes and markets. At March 31, 2013, total Real Estate financing receivables of $19.7 billion were primarily collateralized by office buildings ($4.7 billion), apartment buildings ($3.1 billion), hotel properties ($3.1 billion), warehouse ($2.8 billion) and retail facilities ($2.7 billion). In the first three months of 2013, commercial real estate markets continued to show signs of improved stability and liquidity in certain markets; however, the pace of improvement varies significantly by asset class and market and the long term outlook remains uncertain. We have and continue to maintain an intense focus on operations and risk management. Loan loss reserves related to our Real Estate financing receivables are particularly sensitive to declines in underlying property values. Assuming global property values decline an incremental 1% or 5%, and that decline occurs evenly across geographies and asset classes, we estimate incremental loan loss reserves would be required of less than $0.1 billion and approximately $0.1 billion, respectively. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any sensitivity analyses or attempts to forecast potential losses carry a high degree of imprecision and are subject to change. At March 31, 2013, we had 113 foreclosed commercial real estate properties totaling $0.9 billion.

(70)

Consumer − Non-U.S. residential mortgages. Nonearning receivables of $2.5 billion represented 34.3% of total nonearning receivables at March 31, 2013. The ratio of allowance for losses as a percent of nonearning receivables increased from 18.7% at December 31, 2012 to 19.5% at March 31, 2013, due to lower nonearning receivables and allowance for losses attributable to the effects of currency exchange, partially offset by an increase in the allowance for losses primarily in our U.K. portfolio. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 76% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 82% and 56%, respectively. About 6% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At March 31, 2013, we had in repossession stock 504 houses in the U.K., which had a value of approximately $0.1 billion.

Consumer − Non-U.S. installment and revolving credit. Nonearning receivables of $0.2 billion represented 3.2% of total nonearning receivables at March 31, 2013. The ratio of allowance for losses as a percent of nonearning receivables increased from 278.1% at December 31, 2012 to 308.2% at March 31, 2013, reflecting an increase in the allowance for losses primarily due to the approach described below.

Consumer − U.S. installment and revolving credit. Nonearning receivables of $0.9 billion represented 13.0% of total nonearning receivables at March 31, 2013. The ratio of allowance for losses as a percent of nonearning receivables increased from 222.4% at December 31, 2012 to 286.3% at March 31, 2013 reflecting an increase in the allowance for losses primarily due to the approach described below. The ratio of nonearning receivables as a percentage of financing receivables decreased from 2.0% at December 31, 2012 to 1.9% at March 31, 2013 primarily due to improved delinquency rates.

In the first quarter of 2013, we completed our implementation of a more granular portfolio segmentation approach, by loss type, in determining the incurred loss period in our consumer revolving credit portfolios, which resulted in an increase to the incurred loss period and included a qualitative assessment of the adequacy of the consumer revolving credit portfolios’ allowance for losses, which compares this allowance for losses to projected net write-offs over the next twelve months, in a manner consistent with regulatory guidance.  This resulted in an increase of $0.6 billion to the allowance for losses on financing receivables ($0.3 billion, after tax), the vast majority of which was attributable to our U.S. consumer revolving credit portfolios.

Nonaccrual Financing Receivables

The following table provides details related to our nonaccrual and nonearning financing receivables. Nonaccrual financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection becomes doubtful or the account becomes 90 days past due. Substantially all of the differences between nonearning and nonaccrual financing receivables relate to loans which are classified as nonaccrual financing receivables but are paying on a cash accounting basis, and therefore excluded from nonearning receivables. Of our $12.4 billion nonaccrual loans at March 31, 2013, $7.0 billion are currently paying in accordance with their contractual terms.

(71)

	Nonaccrual	Nonearning
	financing	financing
(In millions)	receivables	receivables

March 31, 2013

Commercial
CLL	$3,886	$2,702
Energy Financial Services	–	–
GECAS	–	–
Other	14	13
Total Commercial	3,900	2,715

Real Estate	4,417	456

Consumer	4,072	3,979
Total	$12,389	$7,150

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

Further information pertaining to loans classified as impaired and specific reserves is included in the table below.

(In millions)	March 31,	December 31,
	2013	2012
Loans requiring allowance for losses
Commercial(a)	$1,259	$1,372
Real Estate	2,069	2,202
Consumer	3,110	3,115
Total loans requiring allowance for losses	6,438	6,689

Loans expected to be fully recoverable
Commercial(a)	3,588	3,697
Real Estate	3,186	3,491
Consumer	92	105
Total loans expected to be fully recoverable	6,866	7,293
Total impaired loans	$13,304	$13,982

Allowance for losses (specific reserves)
Commercial(a)	$430	$487
Real Estate	158	188
Consumer	702	674
Total allowance for losses (specific reserves)	$1,290	$1,349

Average investment during the period	$13,643	$16,269
Interest income earned while impaired(b)	168	751

(a)	Includes CLL, Energy Financial Services, GECAS and Other.

(b)	Recognized principally on an accrual basis.

(72)

We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms.

Of our $5.3 billion impaired loans at Real Estate at March 31, 2013, $4.8 billion are currently paying in accordance with the contractual terms of the loan and are typically loans where the borrower has adequate debt service coverage to meet contractual interest obligations. Impaired loans at CLL primarily represent senior secured lending positions.

Our impaired loan balance at March 31, 2013 and December 31, 2012, classified by the method used to measure impairment was as follows.

	March 31,	December 31,
(In millions)	2013	2012

Method used to measure impairment
Discounted cash flow	$6,440	$6,704
Collateral value	6,864	7,278
Total	$13,304	$13,982

See Note 1 in our 2012 consolidated financial statements for further information on our valuation processes.

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a troubled debt restructuring (TDR), and also as impaired. Changes to Real Estate’s loans primarily include maturity extensions, principal payment acceleration, changes to collateral terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At March 31, 2013, TDRs included in impaired loans were $11.6 billion, primarily relating to Real Estate ($4.8 billion), CLL ($3.7 billion) and Consumer ($3.1 billion).

(73)

Real Estate TDRs decreased from $5.1 billion at December 31, 2012 to $4.8 billion at March 31, 2013, primarily driven by resolution of TDRs through paydowns and the effects of currency exchange, partially offset by extensions of loans scheduled to mature during 2013, some of which were classified as TDRs upon modification. For borrowers with demonstrated operating capabilities, we work to restructure loans when the cash flow and projected value of the underlying collateral support repayment over the modified term. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. For the three months ended March 31, 2013, we modified $0.3 billion of loans classified as TDRs. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. We received the same or additional compensation in the form of rate increases and fees for the majority of these TDRs. Of our $3.6 billion and $3.1 billion of modifications classified as TDRs in the twelve months ended March 31, 2013 and 2012, respectively, $0.2 billion and $0.2 billion have subsequently experienced a payment default in the three months ended March 31, 2013 and 2012, respectively.

The substantial majority of the Real Estate TDRs have reserves determined based upon collateral value. Our specific reserves on Real Estate TDRs were $0.1 billion at March 31, 2013 and $0.2 billion at December 31, 2012, and were 3.0% and 3.1%, respectively, of Real Estate TDRs. In many situations these loans did not require a specific reserve as collateral value adequately covered our recorded investment in the loan. While these modified loans had adequate collateral coverage, we were still required to complete our TDR classification evaluation on each of the modifications without regard to collateral adequacy.

We utilize certain short-term (three months or less) loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our non-U.S. residential mortgage and non-U.S. installment and revolving portfolios. We sold our U.S. residential mortgage business in 2007 and as such, do not participate in the U.S. government-sponsored mortgage modification programs. For the three months ended March 31, 2013, we provided short-term modifications of less than $0.1 billion of consumer loans for borrowers experiencing financial difficulties, substantially all in our non-U.S. residential mortgage, credit card and personal loan portfolios, which are not classified as TDRs. For these modified loans, we provided insignificant interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We expect borrowers whose loans have been modified under these short-term programs to continue to be able to meet their contractual obligations upon the conclusion of the short-term modification. In addition, we have modified $0.4 billion of Consumer loans for the three months ended March 31, 2013, which are classified as TDRs. Further information on Consumer impaired loans is provided in Note 17 to the condensed, consolidated financial statements.

Delinquencies

For additional information on delinquency rates at each of our major portfolios, see Note 17 to the condensed, consolidated financial statements.

GECC Selected European Exposures

At March 31, 2013, we had $84.2 billion in financing receivables to consumer and commercial customers in Europe. The GECC financing receivables portfolio in Europe is well diversified across European geographies and customers. Approximately 86% of the portfolio is secured by collateral and represents approximately 500,000 commercial customers. Several European countries, including Spain, Portugal, Ireland, Italy, Greece and Hungary (“focus countries”), have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The carrying value of GECC funded exposures in these focus countries and in the rest of Europe comprised the following at March 31, 2013.

(74)

							Rest of	Total
March 31, 2013 (In millions)	Spain	Portugal	Ireland	Italy	Greece	Hungary	Europe	Europe

Financing receivables,
before allowance
for losses on
financing receivables	$1,736	$435	$282	$6,625	$2	$2,887	$73,789	$85,756

Allowance for losses on
financing receivables	(101)	(19)	(7)	(247)	-	(105)	(1,110)	(1,589)

Financing receivables,
net of allowance
for losses on	1,635	416	275	6,378	2	2,782	72,679	84,167
financing receivables(a)(b)

Investments(c)(d)	119	-	-	450	-	118	1,839	2,526

Cost and equity method
investments(e)	391	9	396	65	33	7	651	1,552

Derivatives,
net of collateral(c)(f)	3	-	-	86	-	-	153	242

ELTO(g)	455	98	297	798	250	341	9,862	12,101

Real estate held for
investment(g)	785	-	-	408	-	-	5,739	6,932

Total funded exposures(h)	$3,388	$523	$968	$8,185	$285	$3,248	$90,923	$107,520

Unfunded commitments(i)	$17	$8	$138	$282	$4	$650	$8,528	$9,627

(a)	Financing receivable amounts are classified based on the location or nature of the related obligor.

(b)
Substantially all relates to non-sovereign obligors. Includes residential mortgage loans of approximately $31.4 billion before consideration of purchased credit protection. We have third-party mortgage insurance for less than 15% of these residential mortgage loans, substantially all of which were originated in the U.K., Poland and France.

(c)	Investments and derivatives are classified based on the location of the parent of the obligor or issuer.

(d)
Includes $0.8 billion related to financial institutions, $0.3 billion related to non-financial institutions and $1.4 billion related to sovereign issuers. Sovereign issuances totaled $0.1 billion and $0.1 billion related to Italy and Hungary, respectively. We held no investments issued by sovereign entities in the other focus countries.

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

(h)
Excludes $31.0 billion of cash and equivalents, which is composed of $16.9 billion of cash on short-term placement with highly rated global financial institutions based in Europe, sovereign central banks and agencies or supranational entities, of which $1.2 billion is in focus countries, and $14.1 billion of cash and equivalents placed with highly rated European financial institutions on a short-term basis, secured by U.S. Treasury securities ($11.5 billion) and sovereign bonds of non-focus countries ($2.6 billion), where the value of our collateral exceeds the amount of our cash exposure.

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

(75)

All other assets comprise mainly real estate equity properties and investments, equity and cost method investments, derivative instruments and assets held for sale, and totaled $58.0 billion at March 31, 2013, a decrease of $4.2 billion, primarily related to the sale of certain held-for-sale real estate and aircraft ($1.4 billion), a decrease in our Penske investment ($1.2 billion) and the sale of certain real estate investments ($0.8 billion). During the three months ended March 31, 2013, we recognized less than $0.1 billion of other-than-temporary impairments of cost and equity method investments, excluding those related to real estate.

Included in other assets are Real Estate equity investments of $17.1 billion and $20.7 billion at March 31, 2013 and December 31, 2012, respectively. Our portfolio is diversified, both geographically and by asset type. We review the estimated values of our commercial real estate investments at least annually, or more frequently as conditions warrant. Commercial real estate valuations have shown signs of improved stability and liquidity in certain markets, primarily in the U.S.; however, the pace of improvement varies significantly by asset class and market. Accordingly, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. During the three months ended March 31, 2013, Real Estate recognized pre-tax impairments of $0.2 billion in its real estate held for investment, which were primarily driven by the strategic decision to exit certain equity platforms. Real Estate investments with undiscounted cash flows in excess of carrying value of 0% to 5% at March 31, 2013 had a carrying value of $1.7 billion and an associated estimated unrealized loss of $0.1 billion. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized. On March 19, 2013, in connection with GE’s sale of its remaining 49% interest in NBCUniversal LLC to Comcast Corporation, we sold real estate comprising certain floors located at 30 Rockefeller Center, New York and the CNBC property located in Englewood Cliffs, New Jersey to affiliates of NBC Universal for $1.4 billion in cash.

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

Our 2013 GECC funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of long-term debt ($44.3 billion at December 31, 2012), through issuance of long-term debt and reissuance of commercial paper, cash on hand, collections of financing receivables exceeding originations, dispositions, asset sales, and deposits and other alternative sources of funding. Long-term maturities and early redemptions were $22 billion in the first quarter of 2013. Interest on borrowings is primarily repaid through interest earned on existing financing receivables. During the first quarter of 2013, GECC earned interest income on financing receivables of $5.0 billion, which more than offset interest and other financial charges of $2.4 billion.

(76)

During the first quarter of 2013, $5 billion of long-term debt issued by GE matured.

We maintain a detailed liquidity policy for GECC, which includes a requirement to maintain a contingency funding plan. The liquidity policy defines GECC’s liquidity risk tolerance under different stress scenarios based on its liquidity sources and also establishes procedures to escalate potential issues. We actively monitor GECC’s access to funding markets and its liquidity profile through tracking external indicators and testing various stress scenarios. The contingency funding plan provides a framework for handling market disruptions and establishes escalation procedures in the event that such events or circumstances arise.

GECC is a savings and loan holding company under U.S. law and became subject to Federal Reserve Board (FRB) supervision on July 21, 2011, the one-year anniversary of the Dodd-Frank Wall Street Reform and Consumer Protection Act (DFA). The FRB has recently finalized a regulation that requires certain organizations it supervises to submit annual capital plans for review, including institutions’ plans to make capital distributions, such as dividend payments. The applicability and timing of this proposed regulation to GECC is not yet determined; however, the FRB has indicated that it expects to extend these requirements to large savings and loan holding companies through separate rulemaking or by order. While GECC is not yet subject to this regulation, GECC’s capital allocation planning is still subject to FRB review. The FRB recently proposed regulations to revise and replace its current rules on capital adequacy and to extend capital regulations to savings and loan holding companies like GECC. Although the transition period for achieving compliance with the proposed regulations following the final adoption is unclear, we have considered the proposed capital regulations as part of our capital planning process. As expected, the U.S. Financial Stability Oversight Council (FSOC) recently notified GECC that it is under consideration for a proposed determination as a nonbank systemically important financial institution (nonbank SIFI) under the DFA. While not final, such a determination would subject GECC to proposed enhanced supervisory standards.

Actions taken to strengthen and maintain our liquidity are described in the following section.

Liquidity Sources

We maintain liquidity sources that consist of cash and equivalents and a portfolio of high-quality, liquid investments and committed unused credit lines.

We have consolidated cash and equivalents of $89.8 billion at March 31, 2013, which is available to meet our needs.  Of this, approximately $22 billion is held at GE and approximately $68 billion is held at GECC.

In addition to our $89.8 billion of cash and equivalents, we have a centrally-managed portfolio of high-quality, liquid investments at GECC with a fair value of $2.6 billion at March 31, 2013. This portfolio is used to manage liquidity and meet the operating needs of GECC under both normal and stress scenarios. The investments consist of unencumbered U.S. government securities, U.S. agency securities, securities guaranteed by the government, supranational securities, and a select group of non-U.S. government securities. We believe that we can readily obtain cash for these securities, even in stressed market conditions.

We have committed, unused credit lines totaling $48.0 billion that have been extended to us by 51 financial institutions at March 31, 2013. GECC can borrow up to $48.0 billion under all of these credit lines. GE can borrow up to $12.0 billion under certain of these credit lines. These lines include $29.4 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $18.6 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one to two years from the date of expiration of the lending agreement.

(77)

Cash and equivalents of $59.8 billion at March 31, 2013 are held by non-U.S. subsidiaries. Of this amount at quarter-end, $20.9 billion is indefinitely reinvested. Indefinitely reinvested cash held outside of the U.S. is available to fund operations and other growth of non-U.S. subsidiaries; it is also used to fund our needs in the U.S. on a short-term basis through short-term loans, without being subject to U.S. tax. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and the total of all such loans are required to be outstanding for less than 60 days during the year.

$1.8 billion of GE cash and equivalents is held in countries with currency controls that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. These funds are available to fund operations and growth in these countries and we do not currently anticipate a need to transfer these funds to the U.S.

At GECC, about $14 billion of cash and equivalents are in regulated banks and insurance entities and are subject to regulatory restrictions.

If we were to repatriate indefinitely reinvested cash held outside the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes.

Funding Plan

We have reduced our GE Capital ending net investment, excluding cash and equivalents, to $402 billion at March 31, 2013.

Through March 31, 2013, GECC completed issuances of $14.9 billion of senior unsecured debt (excluding securitizations described below) with maturities up to 40 years (and subsequent to March 31, 2013, an additional $7.4 billion).  Average commercial paper borrowings for GECC and GE during the first quarter were $40.5 billion and $11.5 billion, respectively, and the maximum amounts of commercial paper borrowings outstanding for GECC and GE during the first quarter were $43.1 billion and $19.0 billion, respectively. GECC commercial paper maturities are funded principally through new commercial paper issuances and at GE are substantially repaid before quarter-end using indefinitely reinvested overseas cash, which as discussed above, is available for use in the U.S. on a short-term basis without being subject to U.S. tax.

We securitize financial assets as an alternative source of funding. During 2013, we completed $2.9 billion of non-recourse issuances and had maturities of $2.5 billion. At March 31, 2013, consolidated non-recourse borrowings were $30.5 billion.

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

Total alternative funding at March 31, 2013 was $105 billion, composed mainly of $49 billion bank deposits, $30 billion of non-recourse securitization borrowings, $9 billion of funding secured by real estate, aircraft and other collateral and $9 billion GE Interest Plus notes. The comparable amount at December 31, 2012 was $101 billion.

As a matter of general practice, we routinely evaluate the economic impact of calling debt instruments where we have the right to exercise a call.  In determining whether to call debt, we consider the economic benefit to GECC of calling debt, the effect of calling debt on our liquidity profile and other factors. In the first quarter of 2013, we settled $6.0 billion of callable debt, of which $4.1 billion was called in 2012. An additional $1.3 billion of debt was called during the first quarter of 2013 that will settle after March 31, 2013.

(78)

Income Maintenance Agreement

GE provides implicit and explicit support to GECC through commitments, capital contributions and operating support. For example, and as discussed below, GE has committed to keep GECC’s ratio of earnings to fixed charges above a minimum level. In addition, GE made a total of $15.0 billion of capital contributions to GECC in 2009 and 2008 to improve tangible capital and reduce leverage. GECC’s credit rating is higher than it would be on a stand-alone basis as a result of this financial support.

As set forth in Exhibit 99(b) hereto, GECC’s ratio of earnings to fixed charges was 1.81:1 during the three months ended March 31, 2013 due to higher pre-tax earnings at GECC, which were primarily driven by lower losses and delinquencies. For additional information, see the Income Maintenance Agreement section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since December 31, 2012. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2013, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

(79)

Part II. Other Information

Item 1.  Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

As previously reported, in March and April 2009, shareholders filed purported class actions under the federal securities laws in the United States District Court for the Southern District of New York naming as defendants GE, a number of GE officers (including our chief executive officer and chief financial officer) and our directors. The complaints, which were subsequently consolidated, seek unspecified damages based on allegations related to statements regarding the GE dividend and projected losses and earnings for GECC in 2009. In January 2012, the District Court granted in part, and denied in part, our motion to dismiss.  In April 2012, the District Court granted a portion of our motion for reconsideration, resulting in the dismissal of plaintiffs’ claims under the Securities Act of 1933.  In July 2012, the District Court denied plaintiffs’ motion seeking to amend their complaint to include the alleged claims under the Securities Act of 1933. In January 2013, plaintiffs attempted unsuccessfully to file a new amended complaint.  We have filed a motion for judgment on the pleadings.  Also in January 2013, we filed a motion for judgment on the pleadings. In April 2013, the parties entered into a definitive settlement agreement under which (i) GE will pay $40 million, inclusive of attorneys’ fees and expenses and the cost of notice to the putative settlement class and (ii) all claims of the settlement class will be fully and finally released. GE, as stated in the settlement agreement, continues to maintain that the plaintiffs' claims are without merit, and it is settling to avoid the expenditure of significant litigation costs and management burdens in connection with defense of the lawsuit. The settlement is subject to court approval.

We sold WMC, our U.S. mortgage business, in 2007. WMC substantially discontinued all new loan originations in 2007, and was not a loan servicer. In connection with the sale, WMC retained certain representation and warranty obligations related to loans sold to third parties prior to the disposal of the business.

There are 16 lawsuits relating to pending mortgage loan repurchase claims in which WMC is a defendant.  The adverse parties in these cases are trustees to private label residential mortgage-backed securitization trusts or parties claiming to act on their behalf.  While the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase) and/or monetary damages.

Four WMC cases are pending in the United States District Court for the District of Connecticut. All of these cases were initiated in 2012.  Deutsche Bank National Trust Company (Deutsche Bank) is the adverse party in three cases, and Law Debenture Trust Company of New York (Law Debenture) is the adverse party in one case.  The Deutsche Bank complaints assert claims on approximately $2,700 million of mortgage loans and seek to recover damages on these loans in excess of approximately $1,300 million.  The Law Debenture complaint asserts claims on approximately $1,000 million of mortgage loans, and seeks to recover damages on these loans in excess of approximately $425 million. GECC was initially named a defendant in each of the Connecticut cases and has been dismissed from all of those cases without prejudice.

Seven WMC cases are pending in the United States District Court for the District of Minnesota against US Bank National Association (US Bank), of which four were initiated by WMC seeking declaratory judgment.  Six of these cases were filed in 2012, and one was filed in 2011.  The Minnesota cases involve claims on approximately $1,800 million of mortgage loans and do not specify the amount of damages plaintiffs seek to recover.

Two cases are pending in New York State Supreme Court.  One case, in which the plaintiff is Seagull Point, LLC (Seagull Point), acting individually and purportedly on behalf of Morgan Stanley ABS Capital I as trustee, was initiated in the second quarter of 2013 and names as defendants WMC, Decision One Mortgage Company, LLC and Morgan Stanley Mortgage Capital Inc. Seagull Point claims aggregate loan losses and seeks related damages in excess of $476 million. One case, in which the plaintiff is The Bank of New York Mellon (BNY), was initiated in the fourth quarter 2012 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corp. and JPMorgan Chase Bank,

(80)

N.A.  GECC, which was initially named, is no longer a defendant.   This case arises from the same securitization as one of the Minnesota cases.  BNY asserts claims on approximately $1,900 million of mortgage loans, and seeks to recover damages in excess of $550 million.

One case, in which the plaintiff is BNY, is pending in the United States District Court for the Southern District of New York and was filed in the third quarter 2012.  BNY asserts claims on approximately $800 million of mortgage loans, and seeks to recover damages in excess of $278 million.

In the first quarter, two cases against WMC in the United States District Court for the Southern District of New York were voluntarily dismissed without prejudice by the Federal Housing Finance Agency (FHFA), which had filed the cases in the fourth quarter 2012.  Deutsche Bank, in its role as securitization trustee of the trusts at issue in these cases, is objecting to one, and potentially both, of these dismissals on procedural grounds.  The FHFA’s summonses with notice did not allege the amount of loans at issue in the cases or allege the amount of any damages.

The amounts of the mortgage loans at issue in these cases (discussed above) reflect the purchase price or unpaid principal balances of the loans at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral.  Of the mortgage loans involved in these lawsuits, approximately $3,800 million were included in WMC’s pending claims at March 31, 2013.  The claims relating to other mortgage loans not included in WMC’s pending claims consist of sampling-based claims in two cases on approximately $900 million of mortgage loans and, in seven cases, claims for repurchase or damages based on the alleged failure to provide notice of defective loans, breach of a corporate representation and warranty, and/or non-specific claims for rescissionary damages on approximately $3,100 million of mortgage loans.  See Note 2 to the condensed, consolidated financial statements in Part I, Item 1 “Financial Statements” of this Form 10-Q Report for additional information.

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

						Approximate
						dollar value
				Total number		of shares that
				of shares		may yet be
				purchased		purchased
				as part of		under our
	Total number		Average	our share		share
	of shares		price paid	repurchase		repurchase
Period(a)	purchased	(a)(b)	per share	program	(a)(c)	program
(Shares in thousands)

2013
January	16,758		$22.03	16,401
February	42,634		$23.11	42,309
March	23,453		$23.31	23,209
Total	82,845		$22.95	81,919		$20.8	billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.

(b)
This category includes 926 thousand shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with Internal Revenue Service Code 401(k) features, we repurchase shares resulting from changes in investment options by plan participants.

(c)
Shares are repurchased through the 2007 GE Share Repurchase Program (the Program). As of December 31, 2012, we were authorized to repurchase up to $25 billion of our common stock through 2015 and we had repurchased a total of approximately $12.3 billion under the Program. Effective February 12, 2013, we increased the Program authorization by an additional $10 billion, resulting in authorization to repurchase up to a total of $35 billion of our common stock through 2015. The Program is flexible and shares are acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public.

(81)

Item 6. Exhibits.

Exhibit 10(a)
Transaction Agreement dated as of February 12, 2013 among General Electric Company, Comcast Corporation, National Broadcasting Company Holding, Inc., Navy Holdings, Inc., NBCUniversal, LLC and NBCUniversal Media, LLC.*

Exhibit 10(b)	Time Sharing Agreement dated March 13, 2013 between General Electric Company and Brackett B. Denniston III.*

Exhibit 10(c)
Amendment dated as of March 19, 2013 to the Transaction Agreement dated as of February 12, 2013 by and among General Electric Company, Comcast Corporation, NBCUniversal, LLC, NBCUniversal Media, LLC, National Broadcasting Company Holding, Inc. and Navy Holdings, Inc.*

Exhibit 11	Computation of Per Share Earnings.**

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.

Exhibit 99(a)	Financial Measures That Supplement Generally Accepted Accounting Principles.

Exhibit 99(b)
Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12 to General Electric Capital Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 (Commission file number 001-06461)).

Exhibit 101
The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three months ended March 31, 2013 and 2012, (ii) Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statement of Changes in Shareowners’ Equity for the three months ended March 31, 2013 and 2012, (iv) Condensed Statement of Financial Position at March 31, 2013 and December 31, 2012, (v) Condensed Statement of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) Notes to Condensed, Consolidated Financial Statements.

* Filed electronically herewith.

**
Data required by Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share, is provided in Note 14 to the Condensed, Consolidated Financial Statements in this Report.

(82)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
May 7, 2013	/s/ Keith S. Sherin
Date	Keith S. Sherin Vice Chairman and Chief Financial Officer

(83)