Form 10-K
period 2013-12-31
GENERAL ELECTRIC CO
filed 2014-02-27
CIK 40545

 United States Securities and Exchange Commission
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the outstanding common equity of the registrant not held by affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was at least $233.8 billion. There were 10,033,130,000 shares of voting common stock with a par value of $0.06 outstanding at February 1, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Shareowners, to be held April 23, 2014, is incorporated by reference into Part III to the extent described therein.

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

We are one of the largest and most diversified infrastructure and financial services corporations in the world. With products and services ranging from aircraft engines, power generation, oil and gas production equipment, and household appliances to medical imaging, business and consumer financing and industrial products, we serve customers in more than 100 countries and employ approximately 307,000 people worldwide. Since our incorporation in 1892, we have developed or acquired new technologies and services that have broadened and changed considerably the scope of our activities.

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

On November 15, 2013, we announced that we intend to pursue an initial public offering (IPO) of our North American Retail Finance business (Retail Finance) as a first step in a staged exit from that business. We plan to file a registration statement with the U.S. Securities and Exchange Commission (SEC) in the first quarter of 2014 and complete the IPO later in 2014.

We plan to issue up to 20% of the equity of Retail Finance in the IPO, in exchange for cash that will be used to increase the capital of the new company. We currently intend to complete our exit from Retail Finance in 2015 through a split-off transaction, by making a tax-free distribution of our remaining interest in Retail Finance to electing GE stockholders in exchange for shares of GE’s common stock. We may also decide to exit by selling or otherwise distributing or disposing of all or a portion of our remaining interest in the Retail Finance shares.

Prior to January 28, 2011, we also operated a media company, NBC Universal, Inc. (NBCU). Effective January 28, 2011, we held a 49% interest in a media entity that included the NBC Universal businesses. On March 19, 2013, we completed the sale of our remaining 49% common equity interest to Comcast Corporation.

(3)

Forward-Looking Statements

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; potential market disruptions or other impacts arising in the United States or Europe from developments in sovereign debt situations; the impact of conditions in the financial and credit markets on the availability and cost of General Electric Capital Corporation’s (GECC) funding and on our ability to reduce GECC’s asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; pending and future mortgage securitization claims and litigation in connection with WMC, which may affect our estimates of liability, including possible loss estimates; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the adequacy of our cash flows and earnings and other conditions which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels; GECC’s ability to pay dividends to GE at the planned level; our ability to convert pre-order commitments/wins into orders; the price we realize on orders since commitments/wins are stated at list prices; the level of demand and financial performance of the major industries we serve, including, without limitation, air and rail transportation, energy generation, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation; our capital allocation plans, as such plans may change including with respect to the timing and size of share repurchases, acquisitions, joint ventures, dispositions and other strategic actions; our success in completing announced transactions and integrating acquired businesses; our ability to complete the staged exit from our North American Retail Finance business as planned; the impact of potential information technology or data security breaches; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. These uncertainties are described in more detail in Part I, Item 1A. “Risk Factors” of this Form 10-K Report. We do not undertake to update our forward-looking statements.

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

Operating businesses that are reported as segments include Power & Water, Oil & Gas, Energy Management, Aviation, Healthcare, Transportation, Appliances & Lighting and GE Capital. Net earnings of GECC and the effect of transactions between segments are eliminated to arrive at total consolidated data. A summary description of each of our operating segments follows. We also continue our longstanding practice of providing supplemental information about the businesses within GE Capital.

Power & Water

Power & Water (16.9%, 19.3% and 17.5% of consolidated revenues in 2013, 2012 and 2011, respectively) is a leader in the field of development, implementation and improvement of products and technologies that harness resources such as wind, oil, gas and water to produce electric power.

Our operations are located in North America, Europe, Asia, South America, Africa and the Middle East.

(4)

Power & Water serves power generation, industrial, government and other customers worldwide with products and services related to energy production. We sell gas turbines and generators that are used principally in power plants for generation of electricity and for industrial cogeneration and mechanical drive applications. We are a leading provider of Integrated Gasification Combined Cycle (IGCC) systems. By converting coal and other hydrocarbons into synthetic gas that is used as the primary fuel for gas turbines in combined-cycle systems, fewer air pollutants are produced compared with traditional pulverized coal power plants. We sell steam turbines and generators to the electric utility industry and to private industrial customers for cogeneration applications. We offer wind turbines as part of our renewable energy portfolio. We also sell aircraft engine derivatives for use as industrial power sources. Nuclear reactors, fuel and support services for both new and installed boiling water reactors are offered through joint ventures with Hitachi and Toshiba. We provide our customers with solutions to meet their needs through a broad portfolio of aftermarket services, including equipment upgrades, long-term maintenance service agreements, repairs, equipment installation, remote monitoring, performance testing and diagnostics, asset management and performance optimization tools and Dry Low NOx (DLN) tuning. We continue to invest in advanced technology development that will provide more value to our customers and more efficient solutions that comply with today’s strict environmental regulations.
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

Power & Water is party to revenue sharing programs that share the financial results of certain aeroderivative lines. These businesses are controlled by Power & Water, but counterparties have an agreed share of revenues as well as development and component production responsibilities. At December 31, 2013, such counterparty interests ranged from 10% to 33% of various programs; associated distributions to such counterparties are accounted for as costs of production.

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

Oil & Gas

Oil & Gas (11.6%, 10.4% and 9.3% of consolidated revenues in 2013, 2012 and 2011, respectively) helps oil and gas companies make more efficient and sustainable use of the world's energy resources.

Our operations are located in North America, Europe, Asia, Australia, South America and Africa.

Oil & Gas supplies mission critical equipment for the global oil and gas industry, used in applications spanning the entire value chain from drilling through production, liquefied natural gas (LNG) and pipeline compression, pipeline inspection, and downstream processing in refineries and petrochemical plants. The business designs and manufactures surface and subsea drilling and production systems, equipment for floating production platforms, compressors, turbines, turboexpanders, high pressure reactors, industrial power generation and a broad portfolio of auxiliary equipment.

(5)

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

On July 1, 2013, we completed the acquisition of Lufkin Industries, Inc., a leading provider of artificial lift technologies for the oil and gas industry and a manufacturer of industrial gears, for $3.3 billion.

On February 4, 2011 and April 26, 2011, we completed the acquisitions of Wellstream PLC and the Well Support division of John Wood Group PLC, respectively. Wellstream PLC expands the Oil & Gas portfolio with flexible subsea risers and flow lines. The Well Support division of John Wood Group PLC adds equipment, including electrical submersible pumps, that helps extract more oil and gas from mature fields. On February 1, 2011, we completed the acquisition of Dresser, Inc., which broadens the Oil & Gas product portfolio in control and relief valves, measurement, regulation and control solutions for gas and fuel distributions.

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

Energy Management

Energy Management (5.2%, 5.1% and 4.4% of consolidated revenues in 2013, 2012 and 2011, respectively) designs, manufactures and services leading technology solutions for the delivery, management, conversion and optimization of electrical power for customers across multiple energy-intensive industries.

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

In August, 2013, GE and XD Electric Group announced the formation of a new global partnership combining GE’s grid automation capabilities and global energy presence with XD Electric’s comprehensive portfolio of high-voltage (HV) power equipment. The partnership also expands GE’s industry capabilities as a leading provider of transmission and distribution (T&D) solutions.

(6)

On March 2, 2011 and September 2, 2011, we completed the acquisitions of Lineage Power Holdings, Inc. (Lineage Power) and Converteam, respectively. The acquisition of Lineage Power, a provider of high-efficiency power conversion infrastructure technology and services for the telecommunications and datacenter industries, continues the expansion of Energy Management’s offerings from the electric grid to datacenters, cell towers, routers, servers and circuit board electronics. Converteam, a provider of electrification and automation equipment and systems, adds significant product and service capabilities in power electronics, industrial automation and process controls.

For information about orders and backlog, see the Segment Operations section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

Aviation

Aviation (15.0%, 13.6% and 12.9% of consolidated revenues in 2013, 2012 and 2011, respectively) is one of the world’s leading providers of jet engines and related services with operations in North America, Europe, Asia and South America.

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

Aviation is party to agreements in which the financial results, and in most cases production responsibilities, of certain products are shared. These agreements take the form of both joint ventures and revenue sharing programs.

The scope of the joint ventures can range from development through the marketing, sales, production, assembly and aftermarket support of particular products.

Revenue sharing programs are a standard form of cooperation for specific product programs in the aviation industry. These programs are controlled by Aviation, but counterparties have an agreed share of revenues as well as development and component production responsibilities. At December 31, 2013, such counterparty interests ranged from 1% to 39% of various programs; associated distributions to such counterparties are accounted for as costs of production.

On August 1, 2013, we completed the acquisition of the aviation business of Avio S.p.A., a manufacturer of aviation propulsion components and systems for $4.4 billion.

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

(7)

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

Healthcare

Healthcare (12.5%, 12.5% and 12.3% of consolidated revenues in 2013, 2012 and 2011, respectively) is one of the world’s leading providers of essential healthcare technologies to developed, developing and emerging countries. Our operations are located in North America, Europe, Asia, South America and Australia.

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

Transportation

Transportation (4.0%, 3.8% and 3.3% of consolidated revenues in 2013, 2012 and 2011, respectively) is a global technology leader and supplier to the railroad, marine, drilling and mining industries. We serve customers in more than 100 countries in North America, Europe, Asia, South America, Africa and Australia.

(8)

Transportation manufactures high-horsepower, diesel-electric locomotives, including the Evolution Series™, which meets or exceeds the U.S. Environmental Protection Agency’s Tier III requirements. We also offer leading drive technology solutions to the mining, transit, marine and stationary, and drilling industries. Also, on November 30, 2012, we completed the acquisition of Industrea Limited, a provider of mining products and services with a focus in underground mining.

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

Appliances & Lighting

Appliances & Lighting (formerly Home & Business Solutions) (5.7%, 5.4% and 5.2% of consolidated revenues in 2013, 2012 and 2011, respectively) sells products that share several characteristics − competitive design, efficient manufacturing and effective distribution and service. Appliance & Lighting products such as major appliances and a subset of lighting products are primarily directed to consumer applications, while other lighting products are directed towards commercial and industrial applications. Cost control, including productivity, is key in the highly competitive markets in which we compete. We also invest in the development of differentiated, premium products that are more profitable such as energy efficient solutions for both consumers and businesses.

We sell and service major home appliances including refrigerators, freezers, electric and gas ranges, cooktops, dishwashers, clothes washers and dryers, microwave ovens, room air conditioners, residential water systems for filtration, softening and heating, and hybrid water heaters. Our brands include GE Monogram®, GE Café™, GE Profile™, GE®, GE Artistry™, and Hotpoint®. We manufacture certain products and also source finished product and component parts from third-party global manufacturers. A large portion of our appliances sales are through a variety of retail outlets for replacement of installed units. Residential building contractors installing units in new construction is our second major U.S. channel. We offer one of the largest original equipment manufacturer (OEM) service organizations in the appliances industry, providing in-home repair and aftermarket parts.

We also manufacture, source and sell a variety of lamp products for commercial, industrial and consumer markets, including full lines of incandescent, halogen, fluorescent, high-intensity discharge, light-emitting diode, automotive and miniature products.

We have global operations located in North America, Europe, Asia and Latin America.

GE Capital

GE Capital (30.2%, 30.9% and 33.0% of consolidated revenues in 2013, 2012 and 2011, respectively) businesses offer a broad range of financial services and products worldwide for businesses of all sizes. Services include commercial loans and leases, fleet management, financial programs, credit cards, personal loans and other financial services. GE Capital also develops strategic partnerships and joint ventures that utilize GE’s industry-specific expertise in aviation, energy, infrastructure and healthcare to capitalize on market-specific opportunities.

During 2013, GE Capital provided approximately $115 billion of new financings in the U.S. to various companies, infrastructure projects and municipalities. Additionally, we extended approximately $105 billion of credit to approximately 61 million U.S. consumers. GE Capital provided credit to approximately 31,200 new commercial customers and 43,000 new small businesses in the U.S. during 2013 and ended the period with outstanding credit to more than 237,000 commercial customers and 212,000 small businesses through retail programs in the U.S.

(9)

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

We have communicated our goal of reducing GE Capital’s ending net investment (ENI), most recently targeting ENI of $300 billion to $350 billion. ENI is a metric used by us to measure the total capital we have invested in our financial services business. GE Capital’s ENI (excluding cash and equivalents) was $380 billion at December 31, 2013. To achieve this goal, we are more aggressively focusing our businesses on selective financial services products where we have deep domain experience, broad distribution, and the ability to earn a consistent return on capital, while managing our overall balance sheet size and risk. We have a strategy of exiting those businesses that are deemed to be non-strategic or that are underperforming. We have completed a number of dispositions in our businesses in the past and will continue to evaluate options going forward.

While we are exiting non-core businesses, we are investing in our core businesses in markets where we believe that GECC has deep domain experience and is competitively advantaged. Accordingly, in the short-term, as we reduce our ENI through exiting non-core businesses, the overall level of our future net earnings may be reduced. However, over the long-term, we believe that this strategy will improve our long-term performance through higher returns as we will have a larger concentration of assets in our core businesses, as opposed to the underperforming or non-strategic assets we will be exiting; reduce liquidity risk as we pay down outstanding debt and diversify our sources of funding (with less reliance on the global commercial paper markets and an increase in alternative sources of funding such as deposits); and reduce capital requirements while strengthening capital ratios. Additional information about our liquidity and how we manage this risk can be found in the Financial Resources and Liquidity section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

Within our GE Capital operating segment, we operate the businesses described below along product lines.

Our operations are located in North America, South America, Europe, Australia and Asia.

Commercial Lending and Leasing (CLL)

CLL has particular mid-market expertise, and primarily offers secured commercial loans, equipment financing and other financial services to companies across a wide range of industries including construction, retail, manufacturing, transportation, media, communications, technology and healthcare. Equipment financing activities include industrial, medical, fleet vehicles, corporate aircraft, construction, office imaging and many other equipment types.

In the first quarter of 2013, we announced the planned disposition of our CLL trailer services business in Europe (CLL Trailer Services) and classified the business as discontinued operations. We completed the sale in the fourth quarter of 2013.

In 2011, we completed the sale of our CLL marine container leasing business, which consists of our controlling interests in the GE SeaCo joint venture along with other owned marine container assets, and our CLL trailer fleet services business in Mexico.

(10)

We operate in a highly competitive environment. Our competitors include commercial banks, investment banks, leasing companies, financing companies associated with manufacturers, and independent finance companies. Competition related to our lending and leasing operations is based on price, that is, interest rates and fees, as well as deal structure and terms. In recent years, there has been a disruption in the capital markets and in access to and availability of capital as well as the exit of some competitors. Profitability is affected not only by broad economic conditions that affect customer credit quality and the availability and cost of capital funding, but also by successful management of credit risk, operating risk and market risks such as interest rate and currency exchange risks. Success requires high-quality risk management systems, customer and industry specific knowledge, diversification, service and distribution channels, strong collateral and asset management knowledge, strong transaction expertise and the ability to reduce costs through technology and productivity.

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

In the fourth quarter of 2013, we completed a sale of 68.5% of our Swiss consumer finance bank, Cembra Money Bank AG (Cembra), through an IPO; we committed to sell our Consumer banking business in Russia (Consumer Russia) and classified the business as discontinued operations; and we sold our remaining equity interest in the Bank of Ayudhya (Bay Bank).

In November 2013, we announced that we intend to pursue an IPO of our North American Retail Finance business (Retail Finance) as a first step in a staged exit from that business. We plan to file a registration statement with the SEC in the first quarter of 2014 and complete the IPO later in 2014.

We plan to issue up to 20% of the equity of Retail Finance in the IPO, in exchange for cash that will be used to increase the capital of the new company. We currently intend to complete our exit from Retail Finance in 2015 through a split-off transaction, by making a tax-free distribution of our remaining interest in Retail Finance to electing GE stockholders in exchange for shares of GE’s common stock. We may also decide to exit by selling or otherwise distributing or disposing of all or a portion of our remaining interest in the Retail Finance shares.

In the first quarter of 2013, we acquired the deposit business of MetLife Bank, N.A., which is an online banking platform with approximately $6.4 billion in U.S. retail deposits that will allow us to better serve our customers.

In 2011, we sold our Consumer Singapore business and our Consumer home lending operations in Australia and New Zealand (Australian Home Lending) and classified them as discontinued operations. Also in 2011, we sold a substantial portion of our Garanti Bank equity investment. During 2012, we sold our remaining equity interest in Garanti Bank, which was classified as an available-for-sale security.

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

(11)

Real Estate

Real Estate offers a range of capital and investment solutions, including equity capital for acquisition or development, as well as fixed and floating rate mortgages for new acquisitions or re-capitalizations of commercial real estate worldwide. Our business finances, with both equity and loan structures, the acquisition, refinancing and renovation of office buildings, apartment buildings, retail facilities, hotels, warehouses and industrial properties. Our typical real estate loans are intermediate term, senior, fixed or floating-rate, and are secured by existing income-producing commercial properties. We invest in, and provide restructuring financing for, portfolios of commercial mortgage loans, limited partnerships and tax-exempt bonds.

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

During 2013, in conjunction with our initiative to increase our overall real estate lending portfolio and reduce our exposure to real estate equity investments, we acquired certain loan portfolios and sold real estate equity investments when economically advantageous for us to do, including the sale of real estate comprising certain floors located at 30 Rockefeller Center, New York.

In 2012, we completed the sale of a portion of our Business Properties portfolio (Business Property), including certain commercial loans, the origination and servicing platforms and the servicing rights on loans previously securitized by GECC. The portion that we retained comprises our owner-occupied/credit tenant portfolio.

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

GE Capital Aviation Services (GECAS)

GECAS, our commercial aircraft financing and leasing business, offers a wide range of aircraft types and financing options, including operating leases and secured debt financing, and also provides productivity solutions including spare engine leasing, airport and airline consulting services, and spare parts financing and management.

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

(12)

GE Corporate Items and Eliminations

GE Corporate Items and Eliminations includes the results of disposed businesses in which we retain an unconsolidated interest (including NBC Universal LLC until we sold our equity interest in the first quarter of 2013), principal retirement plan costs and unallocated corporate costs, which includes research and development spending (including our Global Research Centers) and costs related to our Global Growth & Operations organization. Corporate Items and Eliminations also includes certain amounts not allocated to GE industrial operating segments because they are excluded from measurement of their operating performance for external purposes. In this regard, the Chief Executive Officer may exclude matters such as charges for restructuring; rationalization and other similar expenses; acquisition costs and other related charges; technology and product development costs; certain gains and losses from acquisitions or dispositions; and litigation settlements or other charges, responsibility for which preceded the current management team.

Discontinued Operations

Discontinued operations primarily comprises GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), our U.S. recreational vehicle and marine equipment financing business (Consumer RV Marine), Consumer Mexico, Consumer Singapore, Australian Home Lending, our Consumer mortgage lending business in Ireland (Consumer Ireland), CLL Trailer Services and Consumer Russia.

For further information about discontinued operations, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Geographic Data

Geographic data is provided in the Geographic Operations section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 27 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

Employees and Employee Relations

At year-end 2013, General Electric Company and consolidated affiliates employed approximately 307,000 persons, of whom approximately 135,000 were employed in the United States. For further information about employees, see Part II, Item 6. “Selected Financial Data” of this Form 10-K Report.

(13)

Approximately 16,900 GE manufacturing and service employees in the United States are represented for collective bargaining purposes by a total of approximately 108 different local unions. A majority of such employees are represented by union locals that are affiliated with, and bargain in coordination with, the IUE-CWA, The Industrial Division of the Communication Workers of America, AFL-CIO, CLC. During 2011, we negotiated four-year agreements with most of our U.S. unions. These agreements modestly increase ongoing costs over the term of the contracts on an aggregate basis. However, the agreements also implement new features that focus on cost containment for health and pension plans. Effective January 1, 2012, all production employees participate in a new consumer-directed health plan. In addition, production employees who commence service on or after that date will not be eligible to participate in the GE Pension Plan, but will participate in a defined contribution retirement program.

Other GE affiliates are parties to labor contracts with various labor unions, also with varying terms and expiration dates, that cover approximately 4,000 employees.

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

Sales of goods and services to agencies of the U.S. Government as a percentage of revenues follow.

	% of Consolidated Revenues
	2013	2012	2011

Total sales to U.S. Government Agencies	3%	3%	3%
Aviation segment defense-related sales	2	3	3

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

Our businesses routinely encounter and address risks, some of which will cause our future results to be different – sometimes materially different – than we presently anticipate. Discussion about important operational risks that our businesses encounter can be found in the business descriptions in Item 1. “Business” and the MD&A section of this Form 10-K Report. Below, we describe certain important strategic, operational, financial, and legal and compliance risks. Our reactions to material future developments as well as our competitors’ reactions to those developments will affect our future results.

Our growth is subject to global economic and political risks.
We operate in virtually every part of the world and serve customers in more than 100 countries. In 2013, approximately 53% of our revenue was attributable to activities outside the United States. Our operations are subject to the effects of global competition and geopolitical risks. They are also affected by local economic environments, including inflation, recession, currency volatility and actual or anticipated default on sovereign debt. Political changes, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location. While some of these global economic and political risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful, and our ability to engage in such mitigation may decrease or become even more costly as a result of more volatile market conditions.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are subject to prudential oversight by the Federal Reserve, including as a result of GECC’s designation as a nonbank systemically important financial institution, which subjects us to increased and evolving regulatory requirements.
GECC is a regulated savings and loan holding company and in 2011 became subject to Federal Reserve Board (FRB) supervision under the Dodd-Frank Wall Street Reform and Consumer Protection Act (DFA). In 2013, the U.S. Financial Stability Oversight Council (FSOC) designated GECC as a nonbank systemically important financial institution (nonbank SIFI) under the DFA. As a result of this change in supervision and designation, stricter prudential regulatory standards and supervision apply to GECC. Many of the rulemakings for supervision of nonbank SIFIs are not final and therefore the exact impact and implementation date remain uncertain. These DFA rulemakings will require, among other items, enhanced capital and liquidity levels, compliance with the comprehensive capital analysis and review regulations (CCAR), compliance with counterparty credit exposure limits, and the development of a resolution plan for submission to regulators. The FRB recently finalized regulations to revise and replace its current rules on capital adequacy and to extend capital regulations to savings and loan holding companies like GECC. GECC will ultimately also become subject to the Basel III advanced capital rules that will be applicable to institutions with $250 billion or more in assets. The FRB has also indicated in a proposed rulemaking that it will require nonbank SIFIs to submit annual capital plans for review, including institutions’ plans to make capital distributions, such as dividend payments. While GECC is not yet subject to this regulation, GECC’s capital allocation planning remains subject to FRB review as a savings and loan holding company. For additional information, see Liquidity and Borrowings in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

(16)

We are subject to legal proceedings and legal compliance risks.
We are subject to a variety of legal proceedings and legal compliance risks in virtually every part of the world. We, our representatives, and the industries in which we operate are subject to continuing scrutiny by regulators and other governmental authorities, which may, in certain circumstances, lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Additionally, we and our subsidiaries are involved in a number of remediation actions to clean up hazardous wastes as required by federal and state laws. These include the dredging of polychlorinated biphenyls from a 40-mile stretch of the upper Hudson River in New York State, as described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report. We are also subject to certain other legal proceedings described in Item 3. “Legal Proceedings” of this Form 10-K Report. While we believe that we have adopted appropriate risk management and compliance programs, the global and diverse nature of our operations means that legal and compliance risks will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time.

The success of our business depends on achieving our strategic objectives, including through acquisitions, joint ventures, dispositions and restructurings.
With respect to acquisitions, joint ventures and restructuring actions, we may not achieve expected returns and other benefits as a result of various factors, including integration and collaboration challenges, such as personnel and technology. In addition, we may not achieve anticipated cost savings from restructuring actions, which could result in lower margin rates. We also participate in a number of joint ventures with other companies or government enterprises in various markets around the world, including joint ventures where we may have a lesser degree of control over the business operations, which may expose us to additional operational, financial, legal or compliance risks. We also continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or executing alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives. For example, delays in obtaining tax rulings and regulatory approvals or clearances, and disruptions or volatility in the capital markets may impact our ability to complete the staged exit from our North American Retail Finance business as planned. Alternatively, we may dispose of a business at a price or on terms that are less than we had anticipated. After reaching an agreement with a buyer or seller for the acquisition or disposition of a business, we are subject to satisfaction of pre-closing conditions as well as to necessary regulatory and governmental approvals on acceptable terms, which may prevent us from completing the transaction. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside our control could affect our future financial results.

(17)

Sustained increases in pension and healthcare benefits costs may reduce our profitability.
Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. U.S. generally accepted accounting principles (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we use to estimate pension expense for 2014 are the discount rate and the expected long-term rate of return on the plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant reduction or increase to equity. At the end of 2013, the GE Pension Plan was underfunded, on a U.S. GAAP basis, by $4.7 billion, and the GE Supplementary Pension Plan, an unfunded plan, had a projected benefit obligation of $5.2 billion. For a discussion regarding how our financial statements can be affected by pension plan accounting policies, see Critical Accounting Estimates – Pension Assumptions in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act (ERISA). Failure to achieve expected returns on plan assets driven by various factors, which could include a continued environment of low interest rates or sustained market volatility, could also result in an increase to the amount of cash we would be required to contribute to pension plans. In addition, upward pressure on the cost of providing healthcare benefits to current employees and retirees may increase future funding obligations. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce our profitability.

Conditions in the financial and credit markets may affect the availability and cost of funding.
As disclosed in more detail in the Liquidity and Borrowings section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report, a large portion of our borrowings is in the form of commercial paper and long-term debt. We continue to rely on the availability of the unsecured debt markets to access funding for term and commercial paper maturities for 2014 and beyond and to fund our operations without incurring additional U.S. tax. In addition, we rely on the availability of the commercial paper markets to refinance maturing commercial paper debt throughout the year. In order to further diversify our funding sources, GE Capital continues to expand its reliance on alternative sources of funding, including bank deposits, securitizations and other asset-based funding. There can be no assurance that we will succeed in increasing the diversification of our funding sources or that the short and long-term credit markets will be available or, if available, that the cost of funding will not substantially increase and affect our overall profitability. Factors that may affect the availability of funding or cause an increase in our funding costs include: a decreased reliance on short-term funding, such as commercial paper, in favor of longer-term funding arrangements; decreased capacity and increased competition among debt issuers; increased competition for deposits in our affiliate banks’ markets; and potential market disruptions or other impacts arising in the United States or Europe from developments in sovereign debt situations. If GE Capital’s cost of funding were to increase, it may adversely affect its competitive position and result in lower net interest margins, earnings and cash flows as well as lower returns on its shareowner’s equity and invested capital.

(18)

A deterioration of conditions in the global economy, the major industries we serve or the financial markets, or the soundness of financial institutions and governments we deal with, may adversely affect our business and results of operations.
The business and operating results of our industrial businesses have been, and will continue to be, affected by worldwide economic conditions, including conditions in the air and rail transportation, energy generation, healthcare, home building and other major industries we serve. Existing or potential customers may delay or cancel plans to purchase our products and services, including large infrastructure projects, and may not be able to fulfill their obligations to us in a timely fashion as a result of business deterioration, cash flow shortages, and difficulty obtaining financing due to slower global economic growth and other challenges affecting the global economy. In particular, the airline industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and international economies. An extended period of slow growth in the U.S. or internationally that results in the loss of business and leisure traffic could have a material adverse effect on our airline customers and the viability of their business. Service contract cancellations or customer dynamics such as early aircraft retirements or reduced energy demand in our Power & Water business could affect our ability to fully recover our contract costs and estimated earnings. Further, our vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations to us. If slower growth in the global economy continues for a significant period or there is significant deterioration in the global economy, our results of operations, financial position and cash flows could be materially adversely affected.

If conditions in the financial markets deteriorate, there can be no assurance that we will be able to recover fully the value of certain assets, including real estate, goodwill, intangibles and tax assets. Deterioration in the economy and in default and recovery rates could require us to increase allowances for loan losses, impairments or write-offs, which, depending on the amount of the increase, could have a material adverse effect on our business, financial position and results of operations.

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
The major debt rating agencies routinely evaluate our debt. This evaluation is based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting. As of December 31, 2013, GE and GECC’s long-term unsecured debt credit rating from Standard and Poor’s Ratings Service (S&P) was AA+ (the second highest of 22 rating categories) with a stable outlook. The long-term unsecured debt credit rating from Moody’s Investors Service (Moody’s) for GE was Aa3 (the fourth highest of 21 rating categories) and for GECC was A1 (the fifth highest of 21 credit ratings), both with stable outlooks. As of December 31, 2013, GE and GECC’s short-term credit rating from S&P was A-1+ (the highest rating category of six categories) and from Moody’s was P-1 (the highest rating category of four categories). There can be no assurance that we will be able to maintain our credit ratings and failure to do so could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets. Various debt and derivative instruments, guarantees and covenants would require posting additional capital or collateral in the event of a ratings downgrade, which, depending on the extent of the downgrade, could have a material adverse effect on our liquidity and capital position.

(19)

Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data.
Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to the security of our and our customers’, suppliers’ and third-party service providers’ products, systems and networks and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, we remain potentially vulnerable to additional known or unknown threats. We also may have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite our efforts to protect sensitive, confidential or personal data or information, we may be vulnerable to security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action.

We may face operational challenges that could have a material adverse effect on our business, reputation, financial position and results of operations, and we are dependent on maintenance of existing product lines, market acceptance of new product and service introductions and product and service innovations for continued revenue and earnings growth.
We produce highly sophisticated products and provide specialized services for both our and third-party products that incorporate or use leading-edge technology, including both hardware and software. While we have built extensive operational processes to ensure that the design, manufacture and servicing of such products meet the most rigorous quality standards, there can be no assurance that we or our customers or other third parties will not experience operational process failures or other problems, including through intentional acts, that could result in potential product, safety, regulatory or environmental risks. Despite the existence of crisis management or business continuity plans, operational failures or quality issues, including as a result of organizational changes, could have a material adverse effect on our business, reputation, financial position and results of operations. In addition, the markets in which we operate are subject to technological change and require skilled talent. Our long-term operating results depend substantially upon our ability to continually develop, introduce, and market new and innovative products and services, to modify existing products and services, to customize products and services, to respond to technological change and to execute our product and service development in line with our projected cost estimates.

Our intellectual property portfolio may not prevent competitors from independently developing products and services similar to or duplicative to ours.
Our patents and other intellectual property may not prevent competitors from independently developing or selling products and services similar to or duplicative of ours, and there can be no assurance that the resources invested by us to protect our intellectual property will be sufficient or that our intellectual property portfolio will adequately deter misappropriation or improper use of our technology. We could also face competition in some countries where we have not invested in an intellectual property portfolio. We also face attempts to gain unauthorized access to our IT systems or products for the purpose of improperly acquiring our trade secrets or confidential business information. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position and the value of our investment in research and development. We may be unable to secure or retain ownership or rights to use data in certain software analytics or services offerings. In addition, we may be the target of aggressive and opportunistic enforcement of patents by third parties, including non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming. If GE is found to infringe any third-party rights, we could be required to pay substantial damages or we could be enjoined from offering some of our products and services. Also, there can be no assurances that we will be able to obtain or renew from third parties the licenses we need in the future, and there is no assurance that such licenses can be obtained on reasonable terms.

(20)

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Manufacturing operations are carried out at approximately 237 manufacturing plants located in 38 states in the United States and Puerto Rico and at approximately 305 manufacturing plants located in 40 other countries.

Item 3. Legal Proceedings

As previously reported, in February and March 2012, two shareholder derivative actions were filed in New York Supreme Court naming as defendants GE, a number of GE officers (including our chief executive officer and chief financial officer) and our directors. The complaints sought unspecified damages and principally alleged breaches of fiduciary duty and other causes of action related to 2009 earnings forecasts for GE Capital, changes in the GE dividend and GE’s credit rating in 2009 and GE’s 2008 commercial paper program. In June 2012, these two cases were consolidated into a single action. GE filed a motion to dismiss the consolidated action in December 2012. On November 7, 2013, the court entered an order dismissing the consolidated complaint and granting plaintiffs leave to serve an amended complaint. Plaintiffs served, and later withdrew, an amended complaint, and on January 3, 2014, the court directed the entry of final judgment in favor of GE.

There are 14 lawsuits relating to pending mortgage loan repurchase claims in which WMC, our U.S. mortgage business that we sold in 2007, is a party. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. While the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase) and/or monetary damages. In the fourth quarter of 2013, WMC entered into settlements that reduce its exposure on claims asserted in certain securitizations. Pending claim and Litigation Claim amounts reported herein reflect the impact of these settlements.

Five WMC cases are pending in the United States District Court for the District of Connecticut. Four of these cases were initiated in 2012, and one was initiated in the third quarter of 2013. Deutsche Bank National Trust Company (Deutsche Bank) is the adverse party in four cases, and Law Debenture Trust Company of New York (Law Debenture) is the adverse party in one case. The Deutsche Bank complaints assert claims on approximately $2,800 million of mortgage loans and seek to recover damages in excess of approximately $1,800 million. The Law Debenture complaint asserts claims on approximately $800 million of mortgage loans, and alleges losses on these loans in excess of approximately $425 million. GECC was initially named a defendant in each of the Connecticut cases and has been dismissed from all of those cases without prejudice.

(21)

Four WMC cases are pending in the United States District Court for the District of Minnesota against US Bank National Association (US Bank), one of which was initiated by WMC seeking declaratory judgment. Three of these cases were filed in 2012, and one was filed in 2011. One additional case filed by WMC in the fourth quarter 2012 was dismissed without prejudice in July 2013, due to a proceeding involving the same securitization in New York State Supreme Court, as described below. WMC voluntarily dismissed without prejudice in January 2014 two other cases in the United States District Court for the District of Minnesota in which WMC had been seeking declaratory judgments. The Minnesota cases still pending involve claims on approximately $800 million of mortgage loans and do not specify the amount of damages sought. In September 2013, the District Court granted in part and denied in part WMC’s motions to dismiss or for summary judgment in these remaining cases, dismissing US Bank’s claims for indemnification and for damages based on WMC’s alleged refusal to repurchase but holding that WMC could be liable for money damages if US Bank can prove that WMC knew of a breach of representation or warranty in the mortgage loan pool of which the trustee had no knowledge and failed to notify the trustee. The court also held that US Bank may seek to recover money damages against WMC for losses incurred by the trustee arising from loans previously liquidated by the trustee if WMC was grossly negligent regarding notifying the trustee of the presence of defects in the loans.

Three cases are pending against WMC in New York State Supreme Court, all of which were initiated by securitization trustees or securities administrators. These cases involve, in the aggregate, claims involving approximately $3,600 million of mortgage loans. One of these lawsuits was initiated by Deutsche Bank in the second quarter 2013 and names as defendants WMC and Barclays Bank PLC. It involves claims against WMC on approximately $1,000 million of mortgage loans and does not specify the amount of damages sought. The second case, in which the plaintiff is The Bank of New York Mellon (BNY), was initiated in the fourth quarter 2012 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A. GECC, which was initially named, is no longer a defendant. This case arises from the same securitization as one of the cases initiated by WMC in Minnesota, noted above. BNY asserts claims on approximately $1,300 million of mortgage loans, and seeks to recover damages in excess of $650 million. The third case was initiated by BNY in November 2013 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A. In this case, BNY asserts claims on approximately $1,300 million of mortgage loans, and seeks to recover damages in excess of $600 million. An additional case, initiated in the second quarter 2013 by Seagull Point, LLC (Seagull Point), acting individually and purportedly on behalf of Morgan Stanley ABS Capital I Inc. Trust 2007-HE5, named as defendants WMC, Decision One Mortgage Company, LLC (Decision One), Morgan Stanley Mortgage Capital Inc., Morgan Stanley Mortgage Capital Holdings LLC, Morgan Stanley ABS Capital I Inc., and Morgan Stanley ABS Capital I Inc. Trust 2007-HE5 (as nominal defendant), and sought damages against WMC and Decision One in excess of $475 million. Seagull Point dismissed the case in January 2014.

Two cases are pending against WMC in the United States District Court for the Southern District of New York. One case, in which the plaintiff is BNY, was filed in the third quarter 2012. In the second quarter 2013, BNY filed an amended complaint in which it asserts claims on approximately $900 million of mortgage loans, and seeks to recover damages in excess of $378 million. In September 2013, the District Court issued a ruling from the bench denying WMC’s motion to dismiss the trustee’s claim for damages and holding that the initial submission of claims on certain mortgage loans was sufficient to provide notice to WMC that the entire pool of loans supporting the securitization was potentially subject to claims for relief by the trustee. One case was initiated by the Federal Housing Finance Agency (FHFA) by filing a summons with notice in the fourth quarter 2012. In the second quarter 2013, Deutsche Bank, in its role as securitization trustee of the trust at issue in the case, intervened as a plaintiff and filed a complaint relating to approximately $1,300 million of loans and alleging losses in excess of approximately $100 million. In December 2013, the District Court issued an order denying WMC’s motion to dismiss the lawsuit on statute of limitations and other grounds.

(22)

The amounts of the mortgage loans at issue in these cases (discussed above) reflect the purchase price or unpaid principal balances of the loans at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. Of the mortgage loans involved in these lawsuits, approximately $3,900 million were included in WMC’s pending claims at December 31, 2013. The claims relating to other mortgage loans not included in WMC’s pending claims consist of sampling-based claims in two cases on approximately $600 million of mortgage loans and, in ten cases, claims for repurchase or damages based on the alleged failure to provide notice of defective loans, breach of a corporate representation and warranty, and/or non-specific claims for rescissionary damages on approximately $6,200 million of mortgage loans, as of December 31, 2013. The dismissal of a lawsuit subsequent to December 31, 2013 decreased the pending claims amount by $123 million and the Litigation Claims amount by $318 million. See Note 2 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K Report for additional information.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

With respect to “Market Information,” in the United States, GE common stock is listed on the New York Stock Exchange (its principal market). GE common stock is also listed on the London Stock Exchange and the Frankfurt Stock Exchange. Trading prices, as reported on the New York Stock Exchange, Inc., Composite Transactions Tape, and dividend information follow:

	Common stock market price		Dividends
(In dollars)	High	Low	declared

2013
Fourth quarter	$28.09	$23.50	$0.22
Third quarter	24.95	22.76	0.19
Second quarter	24.45	21.11	0.19
First quarter	23.90	20.68	0.19

2012
Fourth quarter	$23.18	$19.87	$0.19
Third quarter	22.96	19.36	0.17
Second quarter	20.84	18.02	0.17
First quarter	21.00	18.23	0.17

As of January 31, 2014, there were approximately 500,000 shareowner accounts of record.

(23)

During the fourth quarter of 2013, we purchased shares of our common stock as follows.

						Approximate
						dollar value
				Total number		of shares that
				of shares		may yet be
				purchased		purchased
				as part of		under our
	Total number		Average	our share		share
	of shares		price paid	repurchase		repurchase
Period(a)	purchased	(a)(b)	per share	program	(a)(c)	program		(c)
(Shares in thousands)

2013
October	6,117		$25.32	6,010
November	26,466		$27.00	26,385
December	55,610		$27.18	55,493
Total	88,193		$27.00	87,888		$12.3	billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.

(b)	This category includes 305 thousand shares repurchased from our various benefit plans.

(c)
Shares are repurchased through the 2007 GE Share Repurchase Program (the Program). Effective December 14, 2012, we increased the existing Program authorization by $10 billion to $25 billion and extended the Program, which would have otherwise expired on December 31, 2013, through 2015. Effective February 12, 2013, we increased this Program authorization by an additional $10 billion resulting in authorization to repurchase up to a total of $35 billion of our common stock through 2015. As of December 31, 2013, we had repurchased a total of approximately $22.7 billion of common stock under the Program. The Program is flexible and shares are acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public.

For information regarding compensation plans under which equity securities are authorized for issuance, see Note 16 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(24)

Five-year financial performance graph: 2009-2013

Comparison of five-year cumulative return among GE, S&P 500 and Dow Jones Industrial Average

The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in GE stock, the Standard & Poor’s 500 Stock Index (S&P 500) and the Dow Jones Industrial Average (DJIA) on December 31, 2008, and that all quarterly dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2013.

	2008	2009	2010	2011	2012	2013

GE	$100	$100	$124	$125	$151	$209
S&P 500	100	126	145	149	172	228
DJIA	100	123	140	152	167	216

(25)

Item 6. Selected Financial Data.

The following table provides key information for Consolidated, GE and GECC.

(Dollars in millions; per-share amounts in dollars)	2013	2012	2011	2010	2009

General Electric Company and
Consolidated Affiliates
Revenues and other income	$146,045	$146,684	$146,542	$148,875	$153,686
Earnings from continuing operations attributable to the Company	15,177	14,624	14,122	12,577	10,993
Earnings (loss) from discontinued operations, net of taxes,
attributable to the Company	(2,120)	(983)	29	(933)	32
Net earnings attributable to the Company	13,057	13,641	14,151	11,644	11,025
Dividends declared(a)	8,060	7,372	7,498	5,212	6,785
Return on average GE shareowners’ equity(b)	12.2%	12.1%	12.1%	12.3%	11.7%
Per common share
Earnings from continuing operations – diluted	$1.47	$1.38	$1.23	$1.15	$1.00
Earnings (loss) from discontinued operations – diluted	(0.21)	(0.09)	-	(0.09)	-
Net earnings – diluted	1.27	1.29	1.23	1.06	1.01
Earnings from continuing operations – basic	1.48	1.39	1.23	1.15	1.00
Earnings (loss) from discontinued operations – basic	(0.21)	(0.09)	-	(0.09)	-
Net earnings – basic	1.28	1.29	1.24	1.06	1.01
Dividends declared	0.79	0.70	0.61	0.46	0.61
Stock price range	28.09-20.68	23.18-18.02	21.65-14.02	19.70-13.75	17.52-5.87
Year-end closing stock price	28.03	20.99	17.91	18.29	15.13
Cash and equivalents	88,555	77,268	84,440	78,917	70,469
Total assets of continuing operations	654,221	681,684	714,018	729,895	751,677
Total assets	656,560	684,999	718,003	745,426	780,309
Long-term borrowings	221,665	236,084	243,459	293,323	336,172
Common shares outstanding – average (in thousands)	10,222,198	10,522,922	10,591,146	10,661,078	10,613,717
Common shareowner accounts – average	512,000	537,000	570,000	588,000	605,000
Employees at year end(c)
United States	135,000	134,000	131,000	121,000	122,000
Other countries	172,000	171,000	170,000	152,000	168,000
Total employees(c)	307,000	305,000	301,000	273,000	290,000

GE data
Short-term borrowings	$1,841	$6,041	$2,184	$456	$504
Long-term borrowings	11,515	11,428	9,405	9,656	11,681
Noncontrolling interests	836	777	1,006	4,098	5,797
GE shareowners’ equity	130,566	123,026	116,438	118,936	117,291
Total capital invested	$144,758	$141,272	$129,033	$133,146	$135,273
Return on average total capital invested(b)	11.3%	11.7%	11.7%	12.0%	10.7%
Borrowings as a percentage of total capital invested(b)	9.2%	12.4%	9.0%	7.6%	9.0%
Working capital(b)	$(1,278)	$(567)	$(1,712)	$(3,035)	$(1,596)

GECC data
Revenues	$44,067	$45,364	$48,324	$49,163	$51,065
Earnings from continuing operations attributable to GECC	8,258	7,345	6,480	3,083	1,364
Earnings (loss) from discontinued operations, net of taxes,
attributable to GECC	(2,054)	(1,130)	30	(928)	51
Net earnings attributable to GECC	6,204	6,215	6,510	2,155	1,415
Net earnings attributable to GECC common shareowner	5,906	6,092	6,510	2,155	1,415
GECC shareowners' equity	82,694	81,890	77,110	68,984	70,833
Total borrowings and bank deposits	371,062	397,039	442,830	470,363	493,223
Ratio of debt to equity at GECC(d)	4.49:1	4.85:1	5.74:1	6.82:1	6.96:1
Total assets(e)	$516,829	$539,351	$584,643	$605,365	$650,465

Transactions between GE and GECC have been eliminated from the consolidated information.

(a)	Included $1,031 million of preferred stock dividends ($806 million related to our preferred stock redemption) in 2011 and $300 million in both 2010 and 2009.

(b)	Indicates terms are defined in the Glossary.

(c)	Excludes NBC Universal employees of 14,000 in both 2010 and 2009.

(d)
Ratios of 3.19:1, 3.66:1, 4.23:1, 5.25:1 and 5.45:1 for 2013, 2012, 2011, 2010 and 2009, respectively, net of cash and equivalents and with classification of hybrid debt as equity. For purposes of these ratios, cash and debt balances have been adjusted to include amounts classified as assets and liabilities of businesses held for sale and discontinued operations.

(e)	GECC’s total assets excludes deferred income tax liabilities, which are presented as assets for purposes of our consolidating balance sheet presentation.

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

We present Management’s Discussion of Operations in five parts: Overview of Our Earnings from 2011 through 2013, Global Risk Management, Segment Operations, Geographic Operations and Environmental Matters. Unless otherwise indicated, we refer to captions such as revenues and other income and earnings from continuing operations attributable to the company simply as “revenues” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in our consolidated financial statements relates to continuing operations unless otherwise indicated. Discussion of GECC’s total assets excludes deferred income tax liabilities, which are presented as assets for purposes of our consolidating balance sheet presentations for this filing.

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

Overview of Our Earnings from 2011 through 2013

Earnings from continuing operations attributable to the Company increased 4% to $15.2 billion in 2013 and increased 4% to $14.6 billion in 2012, reflecting strong industrial segment growth and continued stabilization in financial services during the last two years. Operating earnings (non-GAAP measure), which exclude non-operating pension costs, increased 5% to $16.9 billion in 2013 compared with an 8% increase to $16.0 billion in 2012. Earnings per share (EPS) from continuing operations increased 7% to $1.47 in 2013 compared with a 12% increase to $1.38 in 2012. Operating EPS (non-GAAP measure) increased 9% to $1.64 in 2013 compared with a 16% increase to $1.51 in 2012. Net earnings attributable to the Company decreased 4% in 2013 reflecting a 4% increase in earnings from continuing operations, more than offset by an increase in losses from discontinued operations. Net earnings attributable to the Company decreased 4% in 2012 reflecting losses from discontinued operations, partially offset by an increase of 4% in earnings from continuing operations. We begin 2014 with a record backlog of $244 billion, continue to invest in market-leading technology and services and expect to continue industrial segment revenue and earnings growth.

Power & Water (18% and 23% of consolidated three-year revenues and total segment profit, respectively) revenues decreased 13% in 2013 primarily as a result of lower volume and the effects of the stronger U.S. dollar, partially offset by higher prices and other income. Revenues increased 10% in 2012 primarily as higher volume and other income were partially offset by the effects of the stronger U.S. dollar and lower prices. Segment profit decreased 8% in 2013 primarily driven by lower volume and lower cost productivity, partially offset by the effects of deflation, higher prices and other income. Segment profit increased 8% in 2012 as higher volume, increased other income and deflation were partially offset by lower prices, lower productivity and the stronger U.S. dollar.

(27)

Oil & Gas (10% and 8% of consolidated three-year revenues and total segment profit, respectively) revenues increased 11% in 2013 primarily as a result of higher volume and higher prices. Revenues increased 12% in 2012 as higher volume (driven by acquisitions) and higher sales of both equipment and services were partially offset by the stronger U.S. dollar. Segment profit increased 13% in 2013 primarily on higher volume and higher prices, partially offset by lower cost productivity. Segment profit increased 16% in 2012 on higher volume and increased productivity, partially offset by the effects of the stronger U.S. dollar.

Energy Management (5% and less than 1% of consolidated three-year revenues and total segment profit, respectively) revenues increased 2% in 2013 as higher volume was partially offset by the effects of the stronger U.S. dollar. In 2012, revenues increased 15% as a result of higher volume primarily from acquisitions, higher prices and increased other income offset partially by the effects of the stronger U.S. dollar. Segment profit decreased 16% in 2013 primarily driven by lower productivity. Segment profit increased 68% in 2012 primarily driven by higher prices and increased other income.

Aviation (14% and 17% of consolidated three-year revenues and total segment profit, respectively) revenues increased 10% in 2013 on higher volume and higher prices primarily driven by higher services and equipment sales in commercial spares and commercial engines, respectively. In 2012, Aviation revenues increased 6% as a result of higher prices and higher volume driven by increased commercial and military engine sales. Segment profit increased 16% in 2013 as a result of higher prices, higher volume and increased other income offset partially by the effects of inflation and lower productivity. Segment profit increased 7% in 2012 as higher prices and higher volume were partially offset by the effects of inflation and lower productivity.

Healthcare (12% and 13% of consolidated three-year revenues and total segment profit, respectively) revenues were slightly lower in 2013 on lower prices and the effects of a stronger U.S. dollar, partially offset by higher volume. Revenues increased 1% in 2012 due to higher volume in international equipment sales, with the strongest growth in emerging markets and other income, partially offset by the stronger U.S. dollar and lower prices. Segment profit increased 4% in 2013 as a result of increased productivity and volume, partially offset by lower prices, the effects of inflation and the stronger U.S. dollar. Segment profit increased 4% in 2012 as increased productivity, higher volume and other income were partially offset by lower prices and the effects of inflation.

Transportation (4% and 4% of consolidated three-year revenues and total segment profit, respectively) revenues increased 5% in 2013 due to higher volume, primarily from acquisitions. Revenues increased 15% in 2012 due to higher volume and higher prices related to increased equipment sales and services. Segment profit increased 13% in 2013 as a result of the effects of deflation, higher volume and increased productivity. Segment profit increased 36% in 2012 as a result of higher volume, higher prices and increased productivity, reflecting improved service margins.

Appliances & Lighting (formerly Home & Business Solutions) (5% and 1% of consolidated three-year revenues and total segment profit, respectively) revenues increased 5% in 2013 primarily on higher volume at Appliances. In 2012, revenues increased 4% reflecting higher prices at Appliances, partially offset by lower volume. Segment profit increased 23% in 2013 primarily as a result of improved productivity and higher prices. Segment profit increased 31% in 2012 as a result of higher prices, partially offset by the effects of inflation and lower productivity.

GE Capital (31% and 33% of consolidated three-year revenues and total segment profit, respectively) revenues decreased 3% in 2013 and 6% in 2012, reflecting a reduction in ending net investment (ENI). Net earnings increased 12% in 2013 and 13% in 2012 as a result of dispositions and higher gains, partially offset by higher impairments and higher provisions for losses on financing receivables. We reduced ENI, excluding cash and equivalents, to $380 billion at December 31, 2013. GECC is a diversely funded and smaller, more focused finance company with strong positions in several commercial mid-market and consumer financing segments.

(28)

We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the following fourth quarter are attributed to such businesses. Overall, the effects of acquisitions increased consolidated revenues $1.6 billion, $2.0 billion and $4.5 billion in 2013, 2012 and 2011, respectively. The effects of acquisitions on our consolidated net earnings were increases of $0.1 billion, $0.1 billion and an insignificant amount in 2013, 2012 and 2011, respectively. Dispositions also affected our ongoing results through lower revenues of $0.1 billion, $5.1 billion and $12.6 billion in 2013, 2012 and 2011, respectively. The effects of dispositions on net earnings were an increase of $1.4 billion in 2013 and decreases of $0.3 billion in both 2012 and 2011.

Discontinued Operations. In 2013, we sold our CLL trailer services business in Europe (CLL Trailer Services) and announced the planned sale of our Consumer banking business in Russia (Consumer Russia). These actions are consistent with our goal of reducing GECC ENI and focusing our businesses on selective financial services products where we have deep domain experience, broad distribution, and the ability to earn a consistent return on capital, while managing our overall balance sheet size and risk. Discontinued operations also includes GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), our U.S. recreational vehicle and marine equipment financing business (Consumer RV Marine), Consumer Mexico, Consumer Singapore, our Consumer home lending operations in Australia and New Zealand (Australian Home Lending) and our Consumer mortgage lending business in Ireland (Consumer Ireland). All of these operations were previously reported in the GE Capital segment.

We reported the operations described above as discontinued operations for all periods presented. For further information about discontinued operations, see the Segment Operations – Discontinued Operations section in this Item and Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

We declared $8.1 billion in dividends in 2013. Common per-share dividends increased 13% to $0.79 in 2013 after an increase of 15% to $0.70 in 2012. We increased our quarterly dividend four times between 2011 and 2013, and on February 7, 2014, our Board of Directors approved a quarterly dividend of $0.22 per share of common stock, which is payable April 25, 2014, to shareowners of record at close of business on February 24, 2014. In 2011, we declared $1.0 billion in preferred stock dividends (including $0.8 billion as a result of our redemption of preferred stock). See Note 15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report for additional information.

Except as otherwise noted, the analysis in the remainder of this section presents the results of GE (with GECC included on a one-line basis) and GECC. See the Segment Operations section of this Item and Note 27 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report for a more detailed discussion of the businesses within GE and GECC.

Significant matters relating to our Statement of Earnings are explained below.

GE sales of product services were $44.8 billion in 2013, an increase of 3% compared with 2012, and operating profit from product services was $13.4 billion in 2013, an increase of 7% compared with 2012. Both the sales and operating profit of product services increases were at Oil & Gas, Aviation, Energy Management and Transportation. GE sales of product services were $43.4 billion in 2012, an increase of 4% compared with 2011, and operating profit from product services was $12.5 billion in 2012, an increase of 6% compared with 2011. Both the sales and operating profit of product services increases were at Power & Water, Oil & Gas, Transportation and Energy Management.

Postretirement benefit plans costs were $6.0 billion, $5.5 billion and $4.1 billion in 2013, 2012 and 2011, respectively. Costs increased in 2013 and 2012 primarily due to the continued amortization of 2008 investment losses and the effects of lower discount rates (principal pension plans discount rate decreased from 5.28% at December 31, 2010 to 4.21% and 3.96% at December 31, 2011 and 2012, respectively.)

(29)

Our discount rate for our principal pension plans at December 31, 2013 was 4.85%, which reflected current interest rates. Considering the current and target asset allocations, as well as historical and expected returns on various categories of assets in which our plans are invested, we have assumed that long-term returns on our principal pension plan assets will be 7.5% for cost recognition in 2014, a reduction from the 8.0% we assumed in 2013, 2012 and 2011. GAAP provides for recognition of differences between assumed and actual returns over a period no longer than the average future service of employees. See the Critical Accounting Estimates section for additional information.

We expect the costs of our postretirement benefits to decrease in 2014 by approximately $1.3 billion as compared to 2013, primarily because of the effects of higher discount rates and lower loss amortization related to our principal pension plans, partially offset by lower expected investment return on pension plan assets.

Pension expense for our principal pension plans on a GAAP basis was $4.4 billion, $3.8 billion and $2.4 billion in 2013, 2012 and 2011, respectively. Operating pension costs (non-GAAP) for these plans were $1.8 billion, $1.7 billion and $1.4 billion in 2013, 2012 and 2011, respectively. Operating earnings include service cost and prior service cost amortization for our principal pension plans as these costs represent expenses associated with employee service. Operating earnings exclude non-operating pension costs/income such as interest cost, expected return on plan assets and non-cash amortization of actuarial gains and losses. We expect operating pension costs for these plans will be about $1.4 billion in 2014. The expected decrease in operating pension costs is attributable primarily to the effects of higher discount rates and lower early retirement costs.

The GE Pension Plan was underfunded by $4.7 billion at the end of 2013 as compared to $13.3 billion at December 31, 2012. The GE Supplementary Pension Plan, which is an unfunded plan, had projected benefit obligations of $5.2 billion and $5.5 billion at December 31, 2013 and 2012, respectively. Our underfunding at year-end 2013 was significantly reduced as compared to 2012 as the effects of higher discount rates and higher investment returns (14.6% return in 2013) more than offset liability growth. Our principal pension plans discount rate increased from 3.96% at December 31, 2012 to 4.85% at December 31, 2013, which decreased the pension benefit obligation at year-end 2013 by approximately $6.8 billion. Our GE Pension Plan assets increased from $44.7 billion at the end of 2012 to $48.3 billion at December 31, 2013, primarily driven by higher investment returns that were partially offset by benefit payments made during the year. Assets of the GE Pension Plan are held in trust, solely for the benefit of Plan participants, and are not available for general company operations.

On July 6, 2012, the U.S. government enacted the “Moving Ahead for Progress in the 21st Century Act”, which contained provisions that changed the interest rate methodology used to calculate Employee Retirement Income Security Act (ERISA) minimum pension funding requirements in the U.S. This change reduced our near-term annual cash funding requirements for the GE Pension Plan. We contributed $0.4 billion to the GE Pension Plan in 2012. We did not contribute to the GE Pension Plan in 2013.

On an ERISA basis, our preliminary estimate is that the GE Pension Plan was approximately 97% funded at January 1, 2014. We will contribute approximately $0.5 billion to the GE Pension Plan in 2014. Our current estimate of the projected 2015 GE Pension Plan required contribution is approximately $2.4 billion.

At December 31, 2013, the fair value of assets for our other pension plans was $2.5 billion less than the respective projected benefit obligations. The comparable amount at December 31, 2012, was $3.9 billion. This decrease was primarily attributable to higher discount rates and higher investment returns. We expect to contribute $0.8 billion to our other pension plans in 2014, as compared to $0.7 billion in both 2013 and 2012.

The unfunded liability for our principal retiree health and life plans was $9.0 billion and $10.9 billion at December 31, 2013 and 2012, respectively. This decrease was primarily attributable to the effects of higher discount rates (retiree health and life plans discount rate increased from 3.74% at December 31, 2012 to 4.61% at December 31, 2013) and lower costs from new healthcare supplier contracts. We fund our retiree health benefits on a pay-as-you-go basis. We expect to contribute $0.5 billion to these plans in 2014 compared with actual contributions of $0.5 billion in both 2013 and 2012.

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

Other costs and expenses are primarily selling, general and administrative expenses (SG&A). GE’s costs were 15.9%, 17.5% and 18.5% of total sales in 2013, 2012 and 2011, respectively. The 2013 decrease was primarily driven by the effects of global cost reduction initiatives both in the industrial segments and corporate as a result of our simplification efforts, partially offset by increased acquisition-related costs and higher restructuring. The 2012 decrease was driven by increased sales and the effects of global cost reduction initiatives, partially offset by increased acquisition-related costs at GE.

Interest on borrowings and other financial charges amounted to $10.1 billion, $12.4 billion and $14.4 billion in 2013, 2012 and 2011, respectively. Substantially all of our borrowings are in financial services, where interest expense was $9.3 billion, $11.6 billion and $13.8 billion in 2013, 2012 and 2011, respectively. GECC average borrowings declined from 2012 to 2013 and from 2011 to 2012, in line with changes in average GECC assets. Interest rates have decreased over the three-year period primarily attributable to declining global benchmark interest rates. GECC average borrowings were $379.5 billion, $420.0 billion and $450.5 billion in 2013, 2012 and 2011, respectively. The GECC average composite effective interest rate was 2.4% in 2013, 2.8% in 2012 and 3.1% in 2011. In 2013, GECC average assets of $522.7 billion were 7% lower than in 2012, which in turn were 5% lower than in 2011. See the Liquidity and Borrowings section in this Item for a discussion of liquidity, borrowings and interest rate risk management.

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

Income taxes on consolidated earnings from continuing operations were 4.2% in 2013 compared with 14.6% in 2012 and 28.5% in 2011.

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

(31)

Our benefits from lower-taxed global operations increased to $4.0 billion in 2013 from $2.2 billion in 2012 principally because of the realization of benefits related to the sale of 68.5% of our Swiss consumer finance bank, Cembra Money Bank AG (Cembra), through an initial public offering (IPO), the realization of benefits for prior-year losses, and the resolution of Internal Revenue Service (IRS) audits. Our benefits from lower-taxed global operations increased to $2.2 billion in 2012 from $2.1 billion in 2011, principally because of the realization of benefits for prior-year losses and a decrease in current-year losses for which there was not a full tax benefit.

The benefit from lower-taxed global operations included $0.4 billion, $0.1 billion and $0.1 billion in 2013, 2012 and 2011, respectively, due to audit resolutions. Our benefit from lower-taxed global operations included the effect of the lower foreign tax rate on our indefinitely reinvested non-U.S. earnings, which provided a tax benefit of $2.5 billion, $1.3 billion and $1.5 billion in 2013, 2012 and 2011, respectively. Included in 2013 is a benefit from the indefinite investment of the eligible earnings from the sale of a portion of Cembra. The tax benefit from non-U.S. income taxed at a local country rather than the U.S. statutory tax rate is reported in the effective tax rate reconciliation in the caption “Tax on global earnings including exports” in Note 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. To the extent global interest rates and non-U.S. operating income increase, we would expect tax benefits to increase, subject to management’s intention to indefinitely reinvest those earnings.

The decrease in the consolidated effective tax rate from 2012 to 2013 was primarily attributable to an increase in tax benefits on lower-taxed global operations, including the tax benefit on the sale of a portion of Cembra. The effective tax rate was also lower due to favorable resolution of audit matters and lower income taxed at rates above the average tax rate, partially offset by the absence of the 2012 benefit attributable to the high tax basis in the entity sold in the Business Property disposition.

The decrease in the consolidated effective tax rate from 2011 to 2012 was due, in significant part, to the high effective tax rate in 2011 on the pre-tax gain on the NBC Universal (NBCU) transaction with Comcast Corporation (Comcast) discussed in Note 2 to the consolidated financial statements in Part II, Item 8, “Financial Statements and Supplemental Data” of this Form 10-K Report. This gain increased the 2011 consolidated effective tax rate by 12.9 percentage points. The effective tax rate was also lower due to the benefit of the high tax basis in the entity sold in the Business Properties disposition.

Cash income taxes paid in 2013 were $2.5 billion, reflecting the effects of changes to temporary differences between the carrying amount of assets and liabilities and their tax bases and the timing of tax payments to governments.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted and the law extended several provisions, including a two-year extension of the U.S. tax provision deferring tax on active financial services income and certain U.S. business credits, retroactive to January 1, 2012. Under accounting rules, a tax law change is taken into account in calculating the income tax provision in the period enacted. Because the extension was enacted into law in 2013, tax expense in 2013 reflected retroactive extension of the previously expired provisions.

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

We believe that the GE effective tax rate is best analyzed in relation to GE earnings before income taxes excluding the GECC net earnings from continuing operations, as GE tax expense does not include taxes on GECC earnings. GE pre-tax earnings from continuing operations, excluding GECC earnings from continuing operations, were $8.8 billion, $9.5 billion and $12.6 billion for 2013, 2012 and 2011, respectively. The decrease in earnings from 2011 to 2012 reflects the non-repeat of the pre-tax gain on sale of NBCU and higher loss amortization related to our principal pension plans. On this basis, GE’s effective tax rate was 18.9% in 2013, 21.3% in 2012 and 38.3% in 2011.

(32)

Resolution of audit matters reduced the GE effective tax rate throughout this period. The effects of such resolutions are included in the following captions in Note 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

	Audit resolutions –
	effect on GE tax rate, excluding GECC earnings
	2013	2012	2011

Tax on global activities including exports	(2.4)%	(0.7)%	(0.9)%
U.S. business credits	(0.6)	-	(0.4)
All other – net	(1.0)	(0.9)	(0.7)
	(4.0)%	(1.6)%	(2.0)%

The GE effective tax rate decreased from 2012 to 2013 primarily because of the benefit of audit resolutions shown above.

The GE effective tax rate decreased from 2011 to 2012 primarily because of the high effective tax rate in 2011 on the pre-tax gain on the NBCU transaction with Comcast reflecting the low tax basis in our investments in the NBCU business and the recognition of deferred tax liabilities related to our 49% investment in NBCUniversal LLC (NBCU LLC) (see Note 2). This gain increased the 2011 GE effective tax rate by 19.7 percentage points. Partially offsetting this decrease was an increase in the GE effective tax rate from 2011 to 2012 due to higher income taxed above the average rate and to the decrease in the benefit from audit resolutions shown above.

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

(33)

The GECC effective tax rate was (13.6)% in 2013, compared with 6.6% in 2012. Comparing pre-tax income to a tax benefit resulted in a negative tax rate for 2013. The GECC tax expense decreased by $1.5 billion from an expense of $0.5 billion in 2012 to a benefit of $1.0 billion in 2013. The lower 2013 tax expense is attributable to increased benefits from low-taxed global operations ($1.7 billion), including the significant tax benefit related to the sale of a portion of Cembra ($1.0 billion), and the 2013 tax benefits related to the extension of the U.S. tax provision deferring tax on active financial services income ($0.3 billion). Also lowering the expense is the benefit from the resolution of the Internal Revenue Service (IRS) audit of the 2008-2009 tax years and items for other years ($0.1 billion), which is reported partially in the caption “Tax on global activities including exports” and partially in the caption “All other-net” in the effective tax rate reconciliation in Note 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. The items lowering the expense are partially offset by the absence of the 2012 benefit attributable to the high tax basis in the entity sold in the Business Property disposition ($0.3 billion).

The GECC effective tax rate was 6.6% in 2012, compared with 12.1% in 2011. The GECC tax expense of $0.5 billion in 2012 decreased by $0.4 billion from $0.9 billion in 2011. The lower 2012 tax expense resulted principally from the benefit attributable to the high-tax basis in the entity sold in the Business Property disposition ($0.3 billion), increased benefits from low-taxed global operations ($0.2 billion) and the absence of the 2011 high-taxed disposition of Garanti Bank ($0.1 billion). Partially offsetting the decrease in tax expense was the absence in 2012 of the 2011 benefit from resolution of the 2006-2007 Internal Revenue Service (IRS) audit ($0.2 billion), which is reported in the caption “All other-net” in the effective tax rate reconciliation in Note 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, and from higher pre-tax income of $0.3 billion that increased the tax expense ($0.1 billion).

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

Risk assessment and risk management are the responsibility of management and are carried out through risk managers who are operationally integrated into each of our businesses. These risk managers have acquired deep domain expertise through their long careers and proximity to the business’ operations and core processes. Both risk managers and the business leadership teams have specific, risk-focused goals and objectives that are aligned with our overall risk framework.

The GE Board of Directors (Board) has oversight for risk management with a focus on the most significant risks facing the Company, including strategic, operational, financial and legal and compliance risks. At the end of each year, management and the Board jointly develop a list of major risks that GE plans to prioritize in the next year. Throughout the year, the Board and the committees to which it has delegated responsibility dedicate a portion of their meetings to review and discuss specific risk topics in greater detail. Strategic, operational and reputational risks are presented and discussed in the context of the CEO’s report on operations to the Board at regularly scheduled Board meetings and at presentations to the Board and its committees by the vice chairmen, GE and GECC Chief Risk Officers (CROs), general counsel and other employees. The Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

•
The GE Risk Committee oversees risks related to GE Capital and jointly meets throughout the year with the GECC Board of Directors (GECC Board), which is in addition to an annual joint meeting of the GE and GECC Boards. The GE Risk Committee also oversees the Company's four to five most critical enterprise risks and how management is mitigating these risks.

(34)

•
The Audit Committee oversees GE’s and GE Capital’s policies and processes relating to the financial statements, the financial reporting process, compliance and auditing. The Audit Committee, in coordination with the GE Risk Committee, discusses with management the Company’s risk assessment and risk management practices and, when reviewing and approving the annual audit plan for the internal audit functions, prioritizes audit focus areas based on their potential risk to the Company. The Audit Committee also monitors ongoing compliance issues and matters, and also semi-annually conducts an assessment of compliance issues and programs. The Audit Committee jointly meets with the GECC Board once a year, which is in addition to an annual joint meeting of the GE Risk Committee and Audit Committee.

•
The Management Development and Compensation Committee oversees the risk management associated with management resources, structure, succession planning, management development and selection processes, and includes separate reviews of incentive compensation arrangements at GE and GE Capital to confirm that incentive pay does not encourage unnecessary and excessive risk taking and to review and discuss, at least annually, the relationship between risk management policies and practices, corporate strategy and senior executive compensation. The Management Development and Compensation Committee also incentivizes leaders to improve the Company's competitive position.

•
The Governance and Public Affairs Committee oversees risk related to the Company’s governance structure and processes and risks arising from related-person transactions, reviews and discusses with management risks related to GE’s public policy initiatives and activities, and monitors the Company’s environmental, health and safety compliance and related risks.

The GE Board’s risk oversight process builds upon management’s risk assessment and mitigation processes, which include standardized reviews of long-term strategic and operational planning; executive development and evaluation; code of conduct compliance under the Company’s The Spirit & The Letter; regulatory compliance; health, safety and environmental compliance; financial reporting and controllership; and information technology and security. A vice-chairman of GE and GE’s CRO are responsible for overseeing and coordinating risk assessment and mitigation on an enterprise-wide basis. They lead the Corporate Risk Function and are responsible for the identification of key business risks, providing for appropriate management of these risks within GE Board guidelines, and enforcement through policies and procedures. In 2013, the Company combined its risk evaluation process with its quarterly operating reviews to simplify the Company’s operating rhythm and added a vice chairman position with responsibility for both enterprise risk and operations. The Policy Compliance Review Board is a management-level committee that further assists in assessing and mitigating risk. The Policy Compliance Review Board, which conducted four compliance operating reviews and met seven times in 2013, is chaired by the Company’s general counsel and includes the Chief Financial Officer and other senior-level functional leaders. It has principal responsibility for monitoring compliance matters across the Company.

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

•
Operational. Operational risk relates to risks (systems, processes, people and external events) that affect the operation of our businesses. It includes product life cycle and execution; product safety and performance; information management and data protection and security, including cyber security; business disruption; human resources; and reputation.

(35)

•
Financial. Financial risk relates to our ability to meet financial obligations and mitigate credit risk, liquidity risk and exposure to broad market risks, including volatility in foreign currency exchange rates and interest rates and commodity prices. Liquidity risk refers to the potential inability to meet contractual or contingent financial obligations (whether on- or off-balance sheet) as they arise, and could potentially impact an institution’s financial condition or overall safety and soundness. Credit risk is the risk of financial loss arising from a customer or counterparty failure to meet its contractual obligations. We face credit risk in our industrial businesses, as well as in our GE Capital investing, lending and leasing activities and derivative financial instruments activities.

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

Risks identified through our risk management processes are prioritized and, depending on the probability and severity of the risk, escalated to the CRO. These risks are discussed and responsibility for them is assigned to the business or functional leader most suited to manage the risk in connection with the quarterly operating reviews. Assigned owners are required to continually monitor, evaluate and report on risks for which they bear responsibility. Enterprise risk leaders within each business and corporate function are responsible to present to the CRO risk assessments and key risks at least annually. We have general response strategies for managing risks, which categorize risks according to whether the Company will avoid, transfer, reduce or accept the risk. These response strategies are tailored to ensure that risks are within acceptable GE Board general guidelines.

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

GE Capital continues to enhance its risk infrastructure and processes to manage risks related to its businesses, and the GE Corporate Risk Function relies upon them in fulfilling its mission.

The GE Risk Committee oversees GE Capital’s risk appetite, risk assessment and management processes. The GE Risk Committee and the GECC Board oversee the GE Capital risk management framework, with the GECC Board approving all significant acquisitions and dispositions as well as significant borrowings and investments. The GE Risk Committee and the GECC Board exercise oversight of investment activities in the business units through delegations of authority. All participants in the GE Capital risk management process must comply with approval limits established by the GE Risk Committee and the GECC Board.

(36)

The Enterprise Risk Management Committee (ERMC), which comprises the most senior leaders in GE Capital as well as the GE CRO, oversees the implementation of GE Capital’s risk appetite, and senior management’s establishment of appropriate systems (including policies, procedures, and management committees) to ensure enterprise risks are effectively identified, measured, monitored, and controlled. The ERMC has delegated management of specific risks to various sub-committees, including the Operational Risk Management Committee, Asset-Liability Committee, Capital Planning Committee and Asset Quality Committee. Day-to-day risk oversight for GE Capital is provided by an independent global risk management organization that includes the GE Capital corporate function in addition to independent risk officers embedded in the individual business units.

GE Capital’s risk management approach rests upon three major tenets: a broad spread of risk based on managed exposure limits; senior secured commercial financings; and a hold-to-maturity model with transactions underwritten to “on-book” standards. Dedicated risk professionals across the businesses include underwriters, portfolio managers, collectors, environmental and engineering specialists, and specialized asset managers. The senior risk officers have, on average, over 30 years of experience.

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

GE Capital’s Corporate Risk function, in consultation with the ERMC, updates the Enterprise Risk Appetite Statement annually. This document articulates the enterprise risk objectives, its key universe of risks and the supporting limit structure. GE Capital’s risk appetite is determined relative to its desired risk objectives, including, but not limited to, credit ratings, capital levels, liquidity management, regulatory assessments, earnings, dividends and compliance. GE Capital determines its risk appetite through consideration of portfolio analytics, including stress testing and economic capital measurement, experience and judgment of senior risk officers, current portfolio levels, strategic planning, and regulatory and rating agency expectations.

The Enterprise Risk Appetite Statement is presented to the GECC Board and the GE Risk Committee for review and approval at least annually. On a quarterly basis, the status of GE Capital’s performance against these limits is reviewed by the GE Risk Committee.

GE Capital monitors its capital adequacy including through economic capital, regulatory capital and enterprise stress testing methodologies. GE Capital’s economic capital methodology uses internal models to estimate potential unexpected losses across different portfolios with a confidence level equivalent to an AA agency rating. Although GE Capital is not currently subject to risk-based capital standards, GE Capital estimates capital adequacy based on the Basel 1 U.S. and Basel 3 International and U.S. frameworks. GE Capital uses stress testing for risk, liquidity and capital adequacy assessment and management purposes, and as an integral part of GE Capital’s overall planning processes. Stress testing results inform key strategic portfolio decisions such as the amount of capital required to maintain minimum expected regulatory capital levels in severe but plausible stresses, capital allocation, assist in developing the risk appetite and limits, and help in assessing product specific risk to guide the development and modification of product structures. The GE Risk Committee and the GECC Board review stress test results and their expected impact on capital levels and metrics. The GE Risk Committee and the GECC Board are responsible for overseeing the overall capital adequacy process, as well as approving GE Capital’s annual capital plan and capital actions.

Key risk management policies are approved by the GECC Board and the GE Risk Committee at least annually. GE Capital senior management, in coordination with the GE CRO, meets with the GE Risk Committee throughout the year. At these meetings, GE Capital senior management focuses on the risk issues, strategy and governance of the business.

(37)

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

Segment Operations

Our eight segments are focused on the broad markets they serve: Power & Water, Oil & Gas, Energy Management, Aviation, Healthcare, Transportation, Appliances & Lighting and GE Capital. In addition to providing information on segments in their entirety, we have also provided supplemental information about the businesses within GE Capital.

Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business in a given period. In connection with that assessment, the Chief Executive Officer may exclude matters such as charges for restructuring; rationalization and other similar expenses; acquisition costs and other related charges; technology and product development costs; certain gains and losses from acquisitions or dispositions; and litigation settlements or other charges, responsibility for which preceded the current management team. See Corporate Items and Eliminations for certain amounts not allocated to GE operating segments because they are excluded from measurement of their operating performance for external purposes.

Segment profit excludes results reported as discontinued operations, earnings attributable to noncontrolling interests of consolidated subsidiaries, GECC preferred stock dividends declared and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured. These costs are excluded in determining segment profit, which we sometimes refer to as “operating profit,” for Power & Water, Oil & Gas, Energy Management, Aviation, Healthcare, Transportation, and Appliances & Lighting and are included in determining segment profit, which we sometimes refer to as “net earnings,” for GE Capital. Certain corporate costs, such as shared services, employee benefits and information technology, are allocated to our segments based on usage. A portion of the remaining corporate costs is allocated based on each segment’s relative net cost of operations. Prior to January 1, 2011, segment profit excluded the effects of principal pension plans. Beginning January 1, 2011, we began allocating service costs related to our principal pension plans and no longer allocate the retiree costs of our postretirement healthcare benefits to our segments. This revised allocation methodology better aligns segment operating costs to the active employee costs, which are managed by the segments. This change does not significantly affect reported segment results.

Results of our formerly consolidated subsidiary, NBCU, and our equity method investment in NBCU LLC until we sold it in the first quarter of 2013, are reported in the Corporate items and eliminations line on the Summary of Operating Segments.

We have reclassified certain prior-period amounts to conform to the current-period presentation. For additional information about our segments, see Part I, Item 1. “Business” and Note 27 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(38)

Summary of Operating Segments
	General Electric Company and consolidated affiliates
(In millions)	2013	2012	2011	2010	2009

Revenues(a)
Power & Water	$24,724	$28,299	$25,675	$24,779	$27,389
Oil & Gas	16,975	15,241	13,608	9,433	9,683
Energy Management	7,569	7,412	6,422	5,161	5,223
Aviation	21,911	19,994	18,859	17,619	18,728
Healthcare	18,200	18,290	18,083	16,897	16,015
Transportation	5,885	5,608	4,885	3,370	3,827
Appliances & Lighting	8,338	7,967	7,693	7,957	7,816
Total industrial segment revenues	103,602	102,811	95,225	85,216	88,681
GE Capital	44,067	45,364	48,324	49,163	51,065
Total segment revenues	147,669	148,175	143,549	134,379	139,746
Corporate items and eliminations(b)	(1,624)	(1,491)	2,993	14,496	13,940
Consolidated revenues	$146,045	$146,684	$146,542	$148,875	$153,686
Segment profit
Power & Water	$4,992	$5,422	$5,021	$5,804	$5,592
Oil & Gas	2,178	1,924	1,660	1,406	1,440
Energy Management	110	131	78	156	144
Aviation	4,345	3,747	3,512	3,304	3,923
Healthcare	3,048	2,920	2,803	2,741	2,420
Transportation	1,166	1,031	757	315	473
Appliances & Lighting	381	311	237	404	360
Total industrial segment profit	16,220	15,486	14,068	14,130	14,352
GE Capital	8,258	7,345	6,480	3,083	1,364
Total segment profit	24,478	22,831	20,548	17,213	15,716
Corporate items and eliminations(b)	(6,300)	(4,841)	(288)	(1,012)	(506)
GE interest and other financial
charges	(1,333)	(1,353)	(1,299)	(1,600)	(1,478)
GE provision for income taxes	(1,668)	(2,013)	(4,839)	(2,024)	(2,739)
Earnings from continuing operations
attributable to the company	15,177	14,624	14,122	12,577	10,993
Earnings (loss) from discontinued
operations, net of taxes	(2,120)	(983)	29	(933)	32
Consolidated net earnings
attributable to the Company	$13,057	$13,641	$14,151	$11,644	$11,025

(a)	Segment revenues includes both revenues and other income related to the segment.

(b)	Includes the results of NBCU, our formerly consolidated subsidiary, and our former equity method investment in NBCUniversal LLC until we sold it in the first quarter of 2013.

See accompanying notes to consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Power & Water revenues of $24.7 billion decreased $3.6 billion, or 13%, in 2013 as lower volume ($3.9 billion), primarily equipment at Wind and Thermal, and the effects of the stronger U.S. dollar ($0.1 billion) were partially offset by higher prices ($0.2 billion) and other income ($0.2 billion) primarily related to a sale of assets.

Segment profit of $5.0 billion decreased $0.4 billion, or 8%, in 2013 as lower volume ($0.7 billion) and lower cost productivity ($0.3 billion), despite SG&A cost reductions, were partially offset by the effects of deflation ($0.2 billion), higher prices ($0.2 billion) and other income ($0.2 billion) primarily related to a sale of assets.

Power & Water revenues of $28.3 billion increased $2.6 billion, or 10%, in 2012 as higher volume ($3.4 billion), driven by an increase in sales of equipment at Wind, and an increase in other income ($0.2 billion) were partially offset by the effects of the stronger U.S. dollar ($0.6 billion) and lower prices ($0.4 billion).

Segment profit of $5.4 billion increased $0.4 billion, or 8%, in 2012 as higher volume ($0.7 billion), increased other income ($0.2 billion) and the impacts of deflation ($0.1 billion) were partially offset by lower prices ($0.4 billion), lower productivity ($0.1 billion) and the effects of the stronger U.S. dollar ($0.1 billion).

(39)

Power & Water orders increased 13% to $27.4 billion in 2013. Total Power & Water backlog increased 10% to $64.6 billion at December 31, 2013, composed of equipment backlog of $11.4 billion and services backlog of $53.2 billion. Comparable December 31, 2012 equipment and service order backlogs were $8.6 billion and $50.2 billion, respectively.

Oil & Gas revenues of $17.0 billion increased $1.7 billion (including $0.7 billion from acquisitions), or 11%, in 2013 primarily due to higher volume ($1.5 billion) and higher prices ($0.2 billion).

Segment profit of $2.2 billion increased $0.3 billion, or 13%, in 2013 as higher volume ($0.2 billion) and higher prices ($0.2 billion) were partially offset by lower cost productivity ($0.1 billion).

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

Oil & Gas orders increased 8% to $19.7 billion in 2013. Total Oil & Gas backlog increased 27% to $18.8 billion at December 31, 2013, composed of equipment backlog of $13.0 billion and services backlog of $5.8 billion. Comparable December 31, 2012 equipment and service order backlogs were $10.2 billion and $4.5 billion, respectively.

Energy Management revenues of $7.6 billion increased $0.2 billion, or 2%, in 2013 as higher volume ($0.2 billion) was partially offset by the effects of the stronger U.S. dollar ($0.1 billion).

Segment profit of $0.1 billion decreased 16% in 2013 as a result of lower productivity ($0.1 billion).

Energy Management revenues of $7.4 billion increased $1.0 billion (including $1.0 billion from acquisitions), or 15%, in 2012 as higher volume ($1.1 billion), primarily driven by acquisitions, higher prices ($0.1 billion) and increased other income ($0.1 billion) were partially offset by the effects of the stronger U.S. dollar ($0.2 billion).

Segment profit of $0.1 billion increased $0.1 billion, or 68%, in 2012 as a result of higher prices ($0.1 billion) and increased other income ($0.1 billion).

Energy Management orders increased 12% to $8.8 billion in 2013. Total Energy Management backlog increased 20% to $4.6 billion at December 31, 2013, composed of equipment backlog of $3.6 billion and services backlog of $1.0 billion. Comparable December 31, 2012 equipment and service order backlogs were $3.2 billion and $0.6 billion, respectively.

Aviation revenues of $21.9 billion increased $1.9 billion (including $0.5 billion from acquisitions), or 10%, in 2013 due primarily to higher volume ($1.4 billion) and higher prices ($0.6 billion). Higher volume and higher prices were driven by increased services revenues ($0.7 billion) and equipment ($1.2 billion). The increase in services revenue was primarily due to higher commercial spares sales, while the increase in equipment revenue was primarily due to increased commercial engine shipments.

Segment profit of $4.3 billion increased $0.6 billion, or 16%, in 2013 as higher prices ($0.6 billion), higher volume ($0.2 billion) and increased other income ($0.1 billion) were partially offset by the effects of inflation ($0.2 billion) and lower productivity ($0.1 billion).

(40)

Aviation revenues of $20.0 billion increased $1.1 billion, or 6%, in 2012 due primarily to higher prices ($0.8 billion) and higher volume ($0.4 billion), which were driven by increased commercial and military engine sales.

Segment profit of $3.7 billion increased $0.2 billion, or 7%, in 2012 as higher prices ($0.8 billion) and higher volume ($0.1 billion) were partially offset by higher inflation ($0.3 billion) and lower productivity ($0.3 billion).

Aviation orders increased 16% to $27.2 billion in 2013. Total Aviation backlog increased 22% to $125.1 billion at December 31, 2013, composed of equipment backlog of $28.4 billion and services backlog of $96.7 billion. Comparable December 31, 2012 equipment and service order backlogs were $22.9 billion and $79.5 billion, respectively.

Healthcare revenues of $18.2 billion decreased $0.1 billion in 2013. Revenues decreased as lower prices ($0.3 billion), the effects of the stronger U.S. dollar ($0.2 billion) and lower other income were partially offset by higher volume ($0.5 billion).

Segment profit of $3.0 billion increased $0.1 billion, or 4%, in 2013 as higher productivity ($0.6 billion), driven by SG&A cost reductions, and higher volume ($0.1 billion) were partially offset by lower prices ($0.3 billion), the effects of inflation ($0.2 billion), the stronger U.S. dollar ($0.1 billion) and lower other income.

Healthcare revenues of $18.3 billion increased $0.2 billion, or 1%, in 2012 as higher volume ($0.8 billion) and other income ($0.1 billion) were partially offset by the stronger U.S. dollar ($0.4 billion) and lower prices ($0.3 billion). The revenue increase, driven by higher equipment sales, is attributable to international markets, with the strongest growth in emerging markets.

Segment profit of $2.9 billion increased $0.1 billion, or 4%, in 2012 as increased productivity ($0.4 billion), higher volume ($0.1 billion) and other income ($0.1 billion) were partially offset by lower prices ($0.3 billion) and higher inflation ($0.2 billion), primarily non-material related.

Healthcare orders increased 1% to $19.2 billion in 2013. Total Healthcare backlog increased 5% to $16.1 billion at December 31, 2013, composed of equipment backlog of $5.0 billion and services backlog of $11.1 billion. Comparable December 31, 2012 equipment and service order backlogs were $4.5 billion and $10.9 billion, respectively.

Transportation revenues of $5.9 billion increased $0.3 billion, or 5%, in 2013 due to higher volume ($0.3 billion) primarily from acquisitions.

Segment profit of $1.2 billion increased $0.1 billion, or 13%, in 2013 as a result of effects of material deflation ($0.1 billion) and higher volume and productivity.

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

Transportation orders decreased 8% to $5.1 billion in 2013. Total Transportation backlog increased 3% to $14.9 billion at December 31, 2013, composed of equipment backlog of $2.5 billion and services backlog of $12.4 billion. Comparable December 31, 2012 equipment and service order backlogs were $3.3 billion and $11.1 billion, respectively.

(41)

Appliances & Lighting revenues of $8.3 billion increased $0.4 billion, or 5%, in 2013 reflecting higher volume ($0.4 billion), primarily at Appliances.

Segment profit of $0.4 billion increased 23%, or $0.1 billion, in 2013 primarily due to improved productivity ($0.1 billion) and higher prices.

Appliances & Lighting revenues of $8.0 billion increased $0.3 billion, or 4%, in 2012 reflecting an increase at Appliances, partially offset by lower revenues at Lighting. Overall, revenues increased as higher prices ($0.3 billion) principally at Appliances were partially offset by lower volume ($0.1 billion).

Segment profit of $0.3 billion increased 31%, or $0.1 billion, in 2012 as higher prices ($0.3 billion) were partially offset by the effects of inflation ($0.2 billion) and lower productivity ($0.1 billion).

GE Capital
(In millions)	2013	2012	2011

Revenues	$44,067	$45,364	$48,324
Segment profit	$8,258	$7,345	$6,480

December 31 (In millions)	2013	2012

Total assets	$516,829	$539,351

(In millions)	2013	2012	2011

Revenues
Commercial Lending and Leasing (CLL)	$14,316	$16,458	$17,714
Consumer	15,741	15,303	16,487
Real Estate	3,915	3,654	3,712
Energy Financial Services	1,526	1,508	1,223
GE Capital Aviation Services (GECAS)	5,346	5,294	5,262

Segment profit (loss)
CLL	$1,965	$2,401	$2,703
Consumer	4,319	3,207	3,616
Real Estate	1,717	803	(928)
Energy Financial Services	410	432	440
GECAS	896	1,220	1,150

December 31 (In millions)	2013	2012

Total assets
CLL	$174,357	$181,375
Consumer	132,236	138,002
Real Estate	38,744	46,247
Energy Financial Services	16,203	19,185
GECAS	45,876	49,420

GE Capital 2013 revenues decreased 3% and net earnings increased 12% compared with 2012. Revenues for 2013 included $0.1 billion from acquisitions and $0.1 billion as a result of dispositions. Additionally, revenues decreased as a result of organic revenue declines, primarily due to lower ENI, and higher impairments, partially offset by higher gains. Net earnings increased as a result of dispositions, primarily related to the sale of a portion of Cembra through an IPO and higher gains primarily related to the sale of our remaining equity interest in Bank of Ayudhya (Bay Bank), partially offset by higher impairments and higher provisions for losses on financing receivables. GE Capital net earnings in 2013 also included restructuring, rationalization and other charges of $0.2 billion and net losses of $0.1 billion related to our Treasury operations. GE Capital net earnings excluded $0.3 billion of preferred stock dividends declared in 2013.

(42)

GE Capital 2012 revenues decreased 6% and net earnings increased 13% compared with 2011. Revenues for 2012 included $0.1 billion from acquisitions and were reduced by $0.6 billion as a result of dispositions. Revenues in 2012 also decreased as a result of organic revenue declines, primarily due to lower ENI, the stronger U.S. dollar, and the absence of the 2011 gain on sale of a substantial portion of our Garanti Bank equity investment (the Garanti Bank transaction). Net earnings increased by $0.9 billion in 2012, primarily due to lower impairments and core increases, including higher tax benefits, partially offset by the absence of the 2011 gain on the Garanti Bank transaction and operations. GE Capital net earnings in 2012 also included restructuring, rationalization and other charges of $0.1 billion and net losses of $0.2 billion related to our Treasury operations. GE Capital net earnings excluded $0.1 billion of preferred stock dividends declared in 2012.

Additional information about certain GE Capital businesses follows.

CLL 2013 revenues decreased 13% and net earnings decreased 18% compared with 2012. Revenues for 2013 were reduced by $0.1 billion as a result of dispositions. Revenues in 2013 also decreased as a result of organic revenue declines ($1.2 billion), primarily due to lower ENI ($0.8 billion), and higher impairments ($0.7 billion). Net earnings decreased reflecting higher impairments ($0.6 billion), partially offset by dispositions ($0.1 billion).

CLL 2012 revenues decreased 7% and net earnings decreased 11% compared with 2011. Revenues for 2012 were reduced by $0.4 billion as a result of dispositions. Revenues in 2012 also decreased as a result of organic revenue declines ($0.6 billion), primarily due to lower ENI ($0.5 billion), and the stronger U.S. dollar ($0.2 billion). Net earnings decreased reflecting core decreases ($0.2 billion) and dispositions ($0.1 billion).

Consumer 2013 revenues increased 3% and net earnings increased 35% compared with 2012. Revenues for 2013 included $0.1 billion from acquisitions and $0.3 billion as a result of dispositions. Revenues in 2013 also increased as a result of higher gains ($0.5 billion), partially offset by organic revenue declines ($0.4 billion). The increase in net earnings resulted primarily from the sale of a portion of Cembra ($1.2 billion), higher gains ($0.3 billion) related to the sale of Bay Bank and core increases ($0.1 billion). These increases were partially offset by higher provisions for losses on financing receivables ($0.5 billion) reflecting the use of a more granular portfolio segmentation approach, by loss type, in determining the incurred loss period and projected net write-offs over the next 12 months in our installment and revolving credit portfolios.

Consumer 2012 revenues decreased 7% and net earnings decreased 11% compared with 2011. Revenues for 2012 included $0.1 billion from acquisitions and were reduced by $0.1 billion as a result of dispositions. Revenues in 2012 also decreased as a result of the absence of the 2011 gain on the Garanti Bank transaction ($0.7 billion), the stronger U.S. dollar ($0.4 billion) and organic revenue declines ($0.2 billion). The decrease in net earnings resulted primarily from the absence of the 2011 gain on the Garanti Bank transaction and operations ($0.4 billion), higher provisions for losses on financing receivables ($0.1 billion) and dispositions ($0.1 billion), partially offset by core increases ($0.2 billion). The higher provisions for losses on financing receivables reflected the use of a more granular portfolio segmentation approach, by loss type, in determining the incurred loss period in our U.S. Installment and Revolving Credit portfolio.

Real Estate 2013 revenues increased 7% and net earnings were favorable compared with 2012. Revenues in 2013 increased primarily as a result of increases in net gains on property sales ($1.1 billion) mainly due to the sale of real estate comprising certain floors located at 30 Rockefeller Center, New York, partially offset by organic revenue declines ($0.7 billion), primarily due to lower ENI ($0.6 billion). Real Estate net earnings increased as a result of core increases ($0.9 billion) including increases in net gains on property sales ($0.7 billion) and higher tax benefits ($0.3 billion). Depreciation expense on real estate equity investments totaled $0.6 billion and $0.8 billion in 2013 and 2012, respectively.

(43)

Real Estate 2012 revenues decreased 2% and net earnings were favorable compared with 2011. Revenues in 2012 decreased as a result of organic revenue declines ($0.2 billion), primarily due to lower ENI, and the stronger U.S. dollar ($0.1 billion), partially offset by increases in net gains on property sales ($0.2 billion). Real Estate net earnings increased as a result of lower impairments ($0.7 billion), core increases ($0.7 billion) including higher tax benefits of $0.5 billion, lower provisions for losses on financing receivables ($0.2 billion) and increases in net gains on property sales ($0.1 billion). Depreciation expense on real estate equity investments totaled $0.8 billion and $0.9 billion in 2012 and 2011, respectively.

Energy Financial Services 2013 revenues increased 1% and net earnings decreased 5% compared with 2012. Revenues in 2013 increased as a result of dispositions ($0.1 billion) and organic revenue growth ($0.1 billion), partially offset by lower gains ($0.1 billion) and higher impairments. The decrease in net earnings resulted primarily from lower gains ($0.1 billion), partially offset by core increases and dispositions.

Energy Financial Services 2012 revenues increased 23% and net earnings decreased 2% compared with 2011. Revenues in 2012 increased primarily as a result of organic revenue growth ($0.3 billion), including the consolidation of an entity involved in power generating activities and asset sales by investees, and higher gains.

GECAS 2013 revenues increased 1% and net earnings decreased 27% compared with 2012. Revenues in 2013 increased as a result of lower finance lease impairments and higher gains. The decrease in net earnings resulted primarily from higher equipment leased to others (ELTO) impairments ($0.3 billion) related to our operating lease portfolio of commercial aircraft, and core decreases, partially offset by higher gains.

GECAS 2012 revenues increased 1% and net earnings increased 6% compared with 2011. Revenues in 2012 increased as a result of organic revenue growth ($0.2 billion) and higher gains, partially offset by higher impairments ($0.2 billion). The increase in net earnings resulted primarily from core increases ($0.1 billion) and higher gains, partially offset by higher impairments ($0.1 billion).

Corporate Items and Eliminations
(In millions)	2013	2012	2011

Revenues
NBCU/NBCU LLC	$1,528	$1,615	$5,686
Gains (losses) on disposed or held for sale businesses	453	186	-
Eliminations and other	(3,605)	(3,292)	(2,693)
Total	$(1,624)	$(1,491)	$2,993

Operating profit (cost)
NBCU/NBCU LLC	$1,528	$1,615	$4,535
Gains (losses) on disposed or held for sale businesses	447	186	-
Principal retirement plans(a)	(3,222)	(3,098)	(1,898)
Unallocated corporate and other costs	(5,053)	(3,544)	(2,925)
Total	$(6,300)	$(4,841)	$(288)

(a)
Included non-operating pension income (cost) for our principal pension plans (non-GAAP) of $(2.6) billion, $(2.1) billion and $(1.1) billion in 2013, 2012 and 2011, respectively, which includes expected return on plan assets, interest costs and non-cash amortization of actuarial gains and losses.

Revenues in 2013 decreased $0.1 billion from 2012. This decrease was primarily a result of $0.1 billion lower income related to the operations and disposition of NBCU LLC, a $0.1 billion pre-tax loss related to the impairment of an investment in a Brazilian company and $0.2 billion of lower revenues related to a plant that was sold in 2012, partially offset by $0.3 billion of higher gains from disposed businesses. The higher gains from disposed businesses reflect the net effect of $0.5 billion of gains from industrial business dispositions in 2013 compared with a $0.3 billion gain on joint venture formation and a $0.1 billion loss on sale of a plant in 2012.

(44)

Operating costs in 2013 increased $1.5 billion from 2012. Costs increased primarily as a result of $1.3 billion of higher restructuring and other charges, $0.2 billion of higher GECC preferred stock dividends, $0.1 billion of higher principal retirement plan costs, $0.1 billion of lower NBCU related income and $0.1 billion of impairment referred to above, partially offset by $0.3 billion of higher gains on disposed businesses.

Revenues decreased $4.5 billion in 2012 as $4.1 billion of lower NBCU/NBCU LLC related revenues (primarily due to the non-repeat of the pre-tax gain on the NBCU transaction and the deconsolidation of NBCU in 2011, partially offset by higher earnings at NBCU LLC due to a gain on disposition in 2012) and $0.1 billion of pre-tax losses related to the sale of a plant in the U.K. were partially offset by $0.3 billion of gains on the formation of a joint venture at Aviation.

Operating costs in 2012 increased $4.6 billion from 2011. Costs increased primarily as a result of $2.9 billion of lower NBCU/NBCU LLC related earnings (primarily due to the non-repeat of the 2011 gain related to the NBCU transaction, partially offset by earnings at NBCU LLC due to a gain on disposition in 2012), $1.2 billion of higher costs of our principal retirement plans and $0.4 billion of higher research and development spending and global corporate costs, partially offset by $0.2 billion of lower restructuring and other charges.

Certain amounts included in corporate items and eliminations cost are not allocated to GE operating segments because they are excluded from the measurement of their operating performance for internal purposes. These costs include certain restructuring and other charges, technology and product development costs and acquisition-related costs. For 2013, these amounts totaled $2.4 billion, including Power & Water ($0.4 billion), Oil & Gas ($0.3 billion), Energy Management ($0.2 billion), Aviation ($0.6 billion), Healthcare ($0.6 billion), Transportation ($0.1 billion) and Appliances & Lighting ($0.2 billion). In 2013, Corporate items and eliminations also included $0.5 billion of gains from business disposition including Power & Water ($0.1 billion), Oil & Gas ($0.1 billion) and Healthcare ($0.2 billion).

For 2012, these amounts totaled $1.5 billion, including Power & Water ($0.2 billion), Oil & Gas ($0.1 billion), Energy Management ($0.2 billion), Aviation ($0.3 billion), Healthcare ($0.5 billion), Transportation ($0.1 billion) and Appliances & Lighting ($0.1 billion). In 2012, Corporate items and eliminations also included $0.3 billion of gains related to formation of a joint venture at Aviation.

For 2011, these amounts totaled $1.5 billion, including Power & Water ($0.2 billion), Oil & Gas ($0.3 billion), Energy Management ($0.2 billion), Aviation ($0.2 billion), Healthcare ($0.4 billion), Transportation ($0.1 billion) and Appliances & Lighting ($0.1 billion).

Discontinued Operations
(In millions)	2013	2012	2011

Earnings (loss) from discontinued
operations, net of taxes	$(2,120)	$(983)	$29

Discontinued operations primarily comprised GE Money Japan, WMC, Consumer RV Marine, Consumer Mexico, Consumer Singapore, Australian Home Lending, Consumer Ireland, CLL Trailer Services and Consumer Russia. Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

In 2013, loss from discontinued operations, net of taxes, reflected a $1.6 billion after-tax effect of incremental reserves, primarily related to an agreement to extinguish our loss-sharing arrangement for excess interest claims associated with the 2008 sale of GE Money Japan, a $0.2 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC and a $0.2 billion after-tax loss on the planned disposal of Consumer Russia.

(45)

In 2012, loss from discontinued operations, net of taxes, primarily reflected a $0.6 billion after-tax effect of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan, a $0.3 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC and a $0.2 billion loss (including a $0.1 billion loss on disposal) related to Consumer Ireland, partially offset by a $0.1 billion tax benefit related to the resolution with the IRS regarding the tax treatment of the 2007 sale of our Plastics business.

In 2011, earnings from discontinued operations, net of taxes, included a $0.3 billion gain on disposal related to the sale of Consumer Singapore and $0.1 billion earnings from operations at Consumer Russia, partially offset by a $0.2 billion after-tax effect of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan and a $0.2 billion loss from operations at Consumer Ireland.

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

Revenues are classified according to the region to which products and services are sold. For purposes of this analysis, the U.S. is presented separately from the remainder of the Americas. We classify certain assets that cannot meaningfully be associated with specific geographic areas as “Other Global” for this purpose.

Geographic Revenues
(In billions)	2013	2012	2011

U.S.	$68.6	$70.5	$69.9
Europe	25.3	26.7	28.2
Pacific Basin	25.5	24.4	23.2
Americas	13.1	13.2	13.2
Middle East and Africa	13.5	11.9	12.0
Total	$146.0	$146.7	$146.5

Non-U.S. revenues were $77.4 billion in 2013, compared with $76.2 billion and $76.6 billion in 2012 and 2011, respectively. Non-U.S. revenues to external customers as a percentage of consolidated revenues were 53% in 2013, compared with 52% in both 2012 and 2011.

GE non-U.S. revenues, excluding GECC, in 2013 were $59.0 billion, up 3% over 2012. Increases in growth markets of 72% in Algeria, 38% in Sub-Sahara and 7% in China offset a decrease of 9% in Europe. These revenues as a percentage of GE total revenues, excluding GECC, were 58% in 2013, compared with 57% and 55% in 2012 and 2011, respectively. GE non-U.S. revenues, excluding GECC, were $57.3 billion in 2012, up 5% from 2011, primarily resulting from increases of 22% in Australia and New Zealand, 20% in China and 8% in Latin America, partially offset by a decrease of 36% in India. The effects of currency fluctuations on reported results decreased revenues by $0.3 billion in 2013, primarily driven by the Japanese yen ($0.3 billion) and Brazilian real ($0.2 billion), partially offset by the euro ($0.4 billion). The effect of currency fluctuations on reported results decreased revenues by $1.9 billion in 2012, primarily driven by the euro ($1.4 billion) and Brazilian real ($0.2 billion). The effects of currency fluctuations on reported results increased revenues by $1.4 billion in 2011, primarily driven by the euro ($0.8 billion) and Japanese yen ($0.2 billion).

(46)

GECC non-U.S. revenues decreased 3% to $18.4 billion in 2013, compared with $19.0 billion and $22.3 billion in 2012 and 2011, respectively, primarily as a result of decreases in Europe. Non-U.S. revenues as a percentage of total revenues were 42% in 2013 and 2012, compared with 46% in 2011. Non-U.S. revenues decreased by 15% in 2012 from $22.3 billion in 2011, primarily as a result of decreases in Europe. The effects of currency fluctuations on reported results decreased revenues by $0.2 billion in 2013, primarily driven by the Japanese yen ($0.2 billion). The effects of currency fluctuations on reported results decreased revenues by $0.7 billion in 2012, primarily driven by the euro ($0.3 billion), Polish zloty ($0.1 billion), Hungarian forint ($0.1 billion) and Czech koruna ($0.1 billion). The effects of currency fluctuations on reported results increased revenues by $1.0 billion in 2011, primarily driven by the Australian dollar ($0.3 billion), euro ($0.2 billion), Japanese yen ($0.1 billion), Canadian dollar ($0.1 billion) and British pound ($0.1 billion).

The effects of foreign currency fluctuations on earnings were minimal, with no single currency having a significant impact.

Total Assets (continuing operations)
December 31 (In billions)	2013	2012

U.S.	$325.4	$350.7
Europe	195.1	188.9
Pacific Basin	51.8	55.7
Americas	32.9	32.9
Other Global	49.0	53.5
Total	$654.2	$681.7

Total assets of non-U.S. operations on a continuing basis were $328.8 billion in 2013, a decrease of $2.2 billion from 2012. This decrease reflected declines in Pacific Basin and Other Global, primarily due to the strengthening of the U.S. dollar against the Japanese yen and dispositions at various businesses, partially offset by increases in Europe, primarily due to acquisitions.

Financial results of our non-U.S. activities reported in U.S. dollars are affected by currency exchange. We use a number of techniques to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. Such principal currencies are the pound sterling, the euro, the Japanese yen, the Swiss franc and the Australian dollar.

Environmental Matters

Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. We are involved in a number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to approximately $0.4 billion in both 2013 and 2012 and $0.3 billion in 2011. We presently expect that such remediation actions will require average annual expenditures of about $0.4 billion for each of the next two years.

(47)

In 2006, we entered into a consent decree with the Environmental Protection Agency (EPA) to dredge PCB-containing sediment from the upper Hudson River. The consent decree provided that the dredging would be performed in two phases. Phase 1 was completed in May through November of 2009. Between Phase 1 and Phase 2 there was an intervening peer review by an independent panel of national experts. The panel evaluated the performance of Phase 1 dredging operations with respect to Phase 1 Engineering Performance Standards and recommended proposed changes to the standards. On December 17, 2010, EPA issued its decision setting forth the final performance standards for Phase 2 of the Hudson River dredging project, incorporating aspects of the recommendations from the independent peer review panel and from GE. In December 2010, we agreed to perform Phase 2 of the project in accordance with the final performance standards set by EPA and increased our reserve by $0.8 billion in the fourth quarter of 2010 to account for the probable and estimable costs of completing Phase 2. In 2011, we completed the first year of Phase 2 dredging and commenced work on planned upgrades to the Hudson River wastewater processing facility. Over the past three years we have dredged 1.7 million cubic yards from the river and, based upon that result and our best professional engineering judgment, we believe that our current reserve continues to reflect our probable and estimable costs for the remainder of Phase 2 of the dredging project.

Financial Resources and Liquidity

This discussion of financial resources and liquidity addresses the Statement of Financial Position; Liquidity and Borrowings; Debt and Derivative Instruments, Guarantees and Covenants; Consolidated Statements of Changes in Shareowners’ Equity and Comprehensive Income; Statement of Cash Flows – Overview from 2011 through 2013; Contractual Obligations; and Variable Interest Entities (VIEs).

Overview of Financial Position

Major changes to our shareowners’ equity are discussed in the Shareowners’ Equity and Comprehensive Income section. In addition, other significant changes to balances in our Statement of Financial Position follow.

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

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations and supporting obligations to holders of guaranteed investment contracts (GICs) in Trinity, and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries. The fair value of investment securities decreased to $44.0 billion at December 31, 2013 from $48.5 billion at December 31, 2012, primarily due to the sale of U.S. government and federal agency securities at our treasury operations and the impact of higher interest rates. At December 31, 2013, we held debt securities with an estimated fair value of $43.3 billion, which included corporate debt securities, asset-backed securities (ABS), commercial mortgage-backed securities (CMBS) and residential mortgage-backed securities (RMBS) with estimated fair values of $23.5 billion, $7.4 billion, $3.0 billion and $1.9 billion, respectively. Net unrealized gains on debt securities were $2.5 billion and $4.8 billion at December 31, 2013 and 2012, respectively. This amount included unrealized losses on corporate debt securities, state and municipal securities and CMBS of $0.3 billion, $0.2 billion and $0.1 billion, respectively, at December 31, 2013, as compared with $0.4 billion, $0.1 billion, and $0.1 billion, respectively, at December 31, 2012.

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

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. The vast majority of our RMBS are in a senior position in the capital structure of the deals and more than 70% are agency bonds or insured by Monoline insurers (Monolines) (on which we continue to place reliance). Of our total RMBS portfolio at December 31, 2013 and 2012, approximately $0.4 billion and $0.5 billion, respectively, relates to residential subprime credit, primarily supporting our guaranteed investment contracts. A majority of this exposure is related to investment securities backed by mortgage loans originated in 2006 and 2005. Substantially all of the subprime RMBS were investment grade at the time of purchase and approximately 70% have been subsequently downgraded to below investment grade.

Our CMBS portfolio is collateralized by both diversified pools of mortgages that were originated for securitization (conduit CMBS) and pools of large loans backed by high-quality properties (large loan CMBS), the majority of which were originated in 2007 and 2006. The vast majority of the securities in our CMBS portfolio have investment-grade credit ratings and the vast majority of the securities are in a senior position in the capital structure of the deals.

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

Monolines provide credit enhancement for certain of our investment securities, primarily RMBS and municipal securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. We continue to rely on Monolines with adequate capital and claims paying resources. We have reduced our reliance on Monolines that do not have adequate capital or have experienced regulator intervention. At December 31, 2013, our investment securities insured by Monolines on which we continue to place reliance were $1.0 billion, including $0.3 billion of our $0.4 billion investment in subprime RMBS. At December 31, 2013, the unrealized loss associated with securities subject to Monoline credit enhancement, for which there is an expected credit loss, was $0.1 billion.

Total pre-tax, other-than-temporary impairment losses during 2013 were $0.8 billion, which was recognized in earnings and primarily relates to credit losses on corporate debt securities and other-than-temporary losses on equity securities and an insignificant amount primarily relates to non-credit-related losses on RMBS and is included within accumulated other comprehensive income (AOCI).

(49)

Total pre-tax, other-than-temporary impairment losses during 2012 were $0.2 billion, of which $0.1 billion was recognized in earnings and primarily relates to credit losses on non-U.S. corporate, U.S. corporate and RMBS securities and other-than-temporary losses on equity securities and $0.1 billion primarily relates to non-credit-related losses on RMBS and is included within AOCI.

At December 31, 2013 and 2012, unrealized losses on investment securities totaled $0.7 billion and $0.8 billion, respectively, including $0.4 billion and $0.8 billion, respectively, aged 12 months or longer. Of the amount aged 12 months or longer at December 31, 2013, more than 70% are debt securities that were considered to be investment grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $0.1 billion and $0.2 billion related to structured securities (mortgage-backed and asset-backed) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position, aged 12 months or longer at December 31, 2013, the majority relate to debt securities held to support obligations to holders of GICs. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost. For additional information, see Note 3 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Fair value measurements. For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. Additional information about our application of this guidance is provided in Notes 1 and 21 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. At December 31, 2013, the aggregate amount of investments that are measured at fair value through earnings totaled $3.2 billion and consisted primarily of various assets held for sale in the ordinary course of business, as well as equity investments.

Working capital, representing GE current receivables and inventories, less GE accounts payable and progress collections, decreased $0.7 billion at December 31, 2013, compared to December 31, 2012 due to increases in accounts payable and progress collections, partially offset by increases in current receivables and inventory. As Power & Water, Oil & Gas and Aviation deliver units out of their backlogs to fulfill commitments over the next few years, progress collections of $13.2 billion at December 31, 2013, will be earned, which, along with progress collections on new orders, will impact working capital. We discuss current receivables and inventories, two important elements of working capital, in the following paragraphs.

Current receivables, before allowance for losses, for GE totaled to $11.4 billion at December 31, 2013 and $9.7 billion at December 31, 2012, and included $7.4 billion due from customers at the end of 2013 compared with $6.3 billion at the end of 2012. GE current receivables turnover was 9.9 in 2013, compared with 10.5 in 2012. The overall increase in current receivables was primarily due to higher volume at Power & Water and Oil & Gas. See Note 4 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Inventories for GE totaled $17.3 billion at December 31, 2013, an increase of $2.0 billion from 2012. This increase reflected higher inventories at Power & Water, Oil & Gas and Aviation to fulfill commitments and backlog. GE inventory turnover was 6.1 and 6.7 in 2013 and 2012, respectively. See Note 5 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. Our portfolio of financing receivables is diverse and not directly comparable to major U.S. banks. A discussion of the quality of certain elements of the financing receivables portfolio follows.

(50)

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

For purposes of the discussion that follows, “delinquent” receivables are those that are 30 days or more past due based on their contractual terms, and “nonearning” receivables are those that are 90 days or more past due (or for which collection is otherwise doubtful). Nonearning receivables exclude loans purchased at a discount (unless they have deteriorated post acquisition). These loans are initially recorded at fair value and accrete interest income over the estimated life of the loan based on reasonably estimable cash flows even if the underlying loans are contractually delinquent at acquisition. In addition, nonearning receivables exclude loans that are paying on a cash accounting basis but are classified as nonaccrual and impaired. “Nonaccrual” financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due, with the exception of consumer credit card accounts, on which we accrue interest until the account becomes 180 days past due, as discussed below. Recently restructured financing receivables are not considered delinquent when payments are brought current according to the restructured terms, but may remain classified as nonaccrual until there has been a period of satisfactory payment performance by the borrower and future payments are reasonably assured of collection.

(51)

Beginning in the fourth quarter of 2013, we revised our methods for classifying financing receivables as nonaccrual and nonearning to more closely align with regulatory guidance. Under the revised methods, we continue to accrue interest on consumer credit cards until the accounts are written off in the period the account becomes 180 days past due. Previously, we stopped accruing interest on consumer credit cards when the account became 90 days past due. In addition, the revised methods limit the use of the cash basis of accounting for nonaccrual financing receivables.

As a result of these revisions, consumer credit card receivables of $1.1 billion that were previously classified as both nonaccrual and nonearning were returned to accrual status in the fourth quarter of 2013. In addition, $1.5 billion of Real Estate and CLL financing receivables previously classified as nonaccrual, paying in accordance with contractual terms and accounted for on the cash basis, were returned to accrual status, while $2.2 billion of financing receivables previously classified as nonaccrual and accounted for on the cash basis (primarily in Real Estate and CLL) were placed into the nonearning category based on our assessment of the short-term outlook for resolution through payoff or refinance. These changes had an insignificant effect on earnings.

Given that the revised methods result in nonaccrual and nonearning amounts that are substantially the same, we plan to discontinue the reporting of nonearning financing receivables, one of our internal performance metrics, and report selected ratios related to nonaccrual financing receivables in the first quarter of 2014.

Further information on the determination of the allowance for losses on financing receivables and the credit quality and categorization of our financing receivables is provided in the Critical Accounting Estimates section in this Item and Notes 1 and 6 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(52)

	Financing receivables at		Nonearning receivables at		Allowance for losses at
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(In millions)	2013	2012	2013	2012	2013	2012

Commercial
CLL
Americas	$68,585	$72,517	$1,243	$1,333	$473	$490
Europe(a)	37,962	37,037	1,046	1,299	415	445
Asia	9,469	11,401	413	193	90	80
Other(a)	451	603	-	52	-	6
Total CLL	116,467	121,558	2,702	2,877	978	1,021

Energy
Financial
Services	3,107	4,851	4	-	8	9

GECAS	9,377	10,915	-	-	17	8

Other	318	486	6	13	2	3
Total
Commercial	129,269	137,810	2,712	2,890	1,005	1,041

Real Estate	19,899	20,946	2,301	444	192	320

Consumer
Non-U.S.
residential
mortgages(b)	30,501	33,350	1,766	2,567	358	480
Non-U.S.
installment
and revolving
credit	13,677	17,816	88	213	594	582
U.S. installment
and revolving
credit	55,854	50,853	2	1,026	2,823	2,282
Non-U.S. auto	2,054	4,260	18	24	56	67
Other	6,953	8,070	345	351	150	172
Total Consumer	109,039	114,349	2,219	4,181	3,981	3,583
Total	$258,207	$273,105	$7,232	$7,515	$5,178	$4,944

(a)	During 2013, we transferred our European equipment services portfolio from CLL Other to CLL Europe. Prior-period amounts were reclassified to conform to the current period presentation.

(b)
Included financing receivables of $12,025 million and $12,221 million, nonearning receivables of $751 million and $1,036 million and allowance for losses of $139 million and $142 million at December 31, 2013 and 2012, respectively, primarily related to loans, net of credit insurance, whose terms permitted interest-only payments and high loan-to-value ratios at inception (greater than 90%). At origination, we underwrite loans with an adjustable rate to the reset value. Of these loans, about 85% are in our U.K. and France portfolios, which comprise mainly loans with interest-only payments, high loan-to-value ratios at inception and introductory below market rates, have a delinquency rate of 14%, have a loan-to-value ratio at origination of 82% and have re-indexed loan-to-value ratios of 84% and 64%, respectively. Re-indexed loan-to-value ratios may not reflect actual realizable values of future repossessions. At December 31, 2013, 11% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(53)

The portfolio of financing receivables, before allowance for losses, was $258.2 billion at December 31, 2013, and $273.1 billion at December 31, 2012. Financing receivables, before allowance for losses, decreased $14.9 billion from December 31, 2012, primarily as a result of dispositions ($6.5 billion), write-offs ($5.9 billion), collections (which includes sales) exceeding originations ($3.6 billion) and the stronger U.S. dollar ($1.7 billion).

Related nonearning receivables totaled $7.2 billion (2.8% of outstanding receivables) at December 31, 2013, compared with $7.5 billion (2.8% of outstanding receivables) at December 31, 2012. Nonearning receivables decreased from December 31, 2012, primarily due to collections and write-offs at CLL and the placing of consumer credit card accounts on accrual status, partially offset by nonearning receivables previously classified as cash basis resulting from a revision to our nonaccrual and nonearning methods to more closely align with regulatory guidance in the fourth quarter of 2013.

The allowance for losses at December 31, 2013 totaled $5.2 billion compared with $4.9 billion at December 31, 2012, representing our best estimate of probable losses inherent in the portfolio. Allowance for losses increased $0.2 billion from December 31, 2012, primarily because provisions were higher than write-offs, net of recoveries by $0.4 billion, which is attributable to an increase in provision in our Consumer installment and revolving portfolios. The allowance for losses as a percent of total financing receivables increased from 1.8% at December 31, 2012 to 2.0% at December 31, 2013 primarily due to an increase in the allowance for losses and a decline in the overall financing receivables balance as discussed above. Further information surrounding the allowance for losses related to each of our portfolios is detailed below.

(54)

The following table provides information surrounding selected ratios related to nonearning financing receivables and the allowance for losses.

	Nonearning financing receivables		Allowance for losses		Allowance for losses
	as a percent of		as a percent of		as a percent of
December 31	financing receivables at		nonearning financing receivables at		total financing receivables at

	2013	2012	2013	2012	2013	2012
Commercial
CLL
Americas	1.8%	1.8%	38.1%	36.8%	0.7%	0.7%
Europe	2.8	3.5	39.7	34.3	1.1	1.2
Asia	4.4	1.7	21.8	41.5	1.0	0.7
Other	–	8.6	–	11.5	–	1.0
Total CLL	2.3	2.4	36.2	35.5	0.8	0.8

Energy
Financial
Services	0.1	–	200.0	–	0.3	0.2

GECAS	–	–	–	–	0.2	0.1

Other	1.9	2.7	33.3	23.1	0.6	0.6

Total Commercial	2.1	2.1	37.1	36.0	0.8	0.8

Real Estate	11.6	2.1	8.3	72.1	1.0	1.5

Consumer
Non-U.S.
residential mortgages(a)	5.8	7.7	20.3	18.7	1.2	1.4
Non-U.S.
installment and
revolving credit	0.6	1.2	675.0	273.2	4.3	3.3
U.S. installment
and revolving credit	–	2.0	(b)	222.4	5.1	4.5
Non-U.S. auto	0.9	0.6	311.1	279.2	2.7	1.6
Other	5.0	4.3	43.5	49.0	2.2	2.1

Total Consumer	2.0	3.7	179.4	85.7	3.7	3.1

Total	2.8	2.8	71.6	65.8	2.0	1.8

(a)
Included nonearning financing receivables as a percent of financing receivables of 6.2% and 8.5%, allowance for losses as a percent of nonearning receivables of 18.5% and 13.7% and allowance for losses as a percent of total financing receivables of 1.2% and 1.2% at December 31, 2013 and December 31, 2012, respectively, primarily related to loans, net of credit insurance, whose terms permitted interest-only payments and high loan-to-value ratios at inception (greater than 90%). Compared to the overall Non-U.S. residential mortgage loan portfolio, the ratio of allowance for losses as a percent of nonearning financing receivables for these loans is lower, driven primarily by the higher mix of such products in the U.K. and France portfolios and as a result of the better performance and collateral realization experience in these markets.

(b)	Not meaningful.

Included below is a discussion of financing receivables, allowance for losses, nonearning receivables and related metrics for each of our significant portfolios.

CLL – Americas. Nonearning receivables of $1.2 billion represented 17.2% of total nonearning receivables at December 31, 2013. The ratio of allowance for losses as a percent of nonearning receivables increased from 36.8% at December 31, 2012, to 38.1% at December 31, 2013, reflecting a decrease in nonearning receivables. The ratio of nonearning receivables as a percent of financing receivables remained constant at 1.8% at December 31, 2013 primarily due to decreased nonearning exposures in our industrial and consumer-facing portfolios, partially offset by our materials, media and Latin America portfolios. Collateral supporting these nonearning financing receivables primarily includes assets in the restaurant and hospitality, trucking and industrial equipment industries and corporate aircraft, and for our leveraged finance business, equity of the underlying businesses.

(55)

CLL – Europe. Nonearning receivables of $1.0 billion represented 14.5% of total nonearning receivables at December 31, 2013. The ratio of allowance for losses as a percent of nonearning receivables increased from 34.3% at December 31, 2012 to 39.7% at December 31, 2013, reflecting a decrease in nonearning receivables and allowance for losses in our Interbanca S.p.A. and asset-backed lending portfolios primarily as a result of write-offs. The majority of our CLL – Europe nonearning receivables are attributable to the Interbanca S.p.A. portfolio, which was acquired in 2009. The loans acquired with Interbanca S.p.A. were recorded at fair value, which incorporates an estimate at the acquisition date of credit losses over their remaining life. Accordingly, these loans generally have a lower ratio of allowance for losses as a percent of nonearning receivables compared to the remaining portfolio. Excluding the nonearning loans attributable to the 2009 acquisition of Interbanca S.p.A., the ratio of allowance for losses as a percent of nonearning receivables increased from 58.4% at December 31, 2012, to 70.8% at December 31, 2013, primarily due to a decrease in nonearning receivables as a result of write-offs and sales in our acquisition finance and asset-backed lending portfolios. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.5% at December 31, 2012, to 2.8% at December 31, 2013, for the reasons described above. Collateral supporting these secured nonearning financing receivables are primarily equity of the underlying businesses for our Interbanca S.p.A. business and acquisition finance businesses, the purchased receivables for our asset-backed lending portfolio, and equipment for our equipment finance portfolio.

CLL – Asia. Nonearning receivables of $0.4 billion represented 5.7% of total nonearning receivables at December 31, 2013. The ratio of allowance for losses as a percent of nonearning receivables decreased from 41.5% at December 31, 2012, to 21.8% at December 31, 2013, primarily due to an increase in nonearning receivables in Australia, South Korea and Thailand, partially offset by restructuring activities and write-offs resulting in a reduction of nonearning receivables in our asset-based financing businesses in Japan. The ratio of nonearning receivables as a percent of financing receivables increased from 1.7% at December 31, 2012, to 4.4% at December 31, 2013, primarily due to increased nonearning receivables mentioned above and a decline in financing receivables primarily in our asset-based financing businesses in Japan and Australia. Collateral supporting these nonearning financing receivables is primarily commercial real estate, manufacturing equipment and corporate aircraft.

Real Estate – Debt. Nonearning receivables of $2.3 billion represented 31.8% of total nonearning receivables at December 31, 2013. The increase in nonearning receivables from December 31, 2012, was primarily due to $2.1 billion of financing receivables previously classified as cash basis resulting from a revision to our nonaccrual and nonearning methods to more closely align with regulatory guidance in the fourth quarter of 2013, partially offset by the resolution of North American multi-family and hotel nonearning loans, as well as European retail and mixed-use loans through payoffs, foreclosures and write-offs. The ratio of allowance for losses as a percent of nonearning receivables decreased from 72.1% to 8.3% reflecting the increase in nonearning loans as mentioned above. The ratio of allowance for losses as a percent of total financing receivables decreased from 1.5% at December 31, 2012 to 1.0% at December 31, 2013, driven primarily by the reduction in overall reserves due to improving market conditions and new loan originations in 2013.

The Real Estate financing receivables portfolio is collateralized by income-producing or owner-occupied commercial properties across a variety of asset classes and markets. At December 31, 2013, total Real Estate financing receivables of $19.9 billion were primarily collateralized by office buildings ($5.9 billion), apartment buildings ($3.2 billion), retail facilities ($2.8 billion), warehouse properties ($2.6 billion) and hotel properties ($2.2 billion). In 2013, commercial real estate markets continue to show signs of improved stability and liquidity in certain markets; however, the pace of improvement varies significantly by asset class and market and the long-term outlook remains uncertain. We have and continue to maintain an intense focus on operations and risk management. Loan loss reserves related to our Real Estate–Debt financing receivables are particularly sensitive to declines in underlying property values. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any attempts to forecast potential losses carry a high degree of imprecision and are subject to change. At December 31, 2013, we had 116 foreclosed commercial real estate properties totaling $1.0 billion.

(56)

Consumer − Non-U.S. residential mortgages. Nonearning receivables of $1.8 billion represented 24.4% of total nonearning receivables at December 31, 2013. The ratio of allowance for losses as a percent of nonearning receivables increased from 18.7% at December 31, 2012, to 20.3% at December 31, 2013, as a result of lower nonearning receivables due to improved collections and higher property values primarily in our U.K. portfolio. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 75% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 77% and 56%, respectively, and about 9% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Re-indexed loan-to-value ratios may not reflect actual realizable values of future repossessions. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At December 31, 2013, we had in repossession stock 447 houses in the U.K., which had a value of approximately $0.1 billion. The ratio of nonearning receivables as a percent of financing receivables decreased from 7.7% at December 31, 2012 to 5.8% at December 31, 2013 for the reasons described above.

Consumer − Non-U.S. installment and revolving credit. Nonearning receivables of $0.1 billion represented 1.2% of total nonearning receivables at December 31, 2013. The ratio of allowance for losses as a percent of nonearning receivables increased from 273.2% at December 31, 2012 to 675.0% at December 31, 2013, reflecting an increase in the allowance for losses primarily due to the approach described below and a decrease in nonearning receivables reflect the placing of consumer credit card accounts on accrual status.

Consumer − U.S. installment and revolving credit. Nonearning receivables at December 31, 2013, reflect the placing of consumer credit card accounts on accrual status. The ratio of allowance for losses as a percent of financing receivables increased from 4.5% at December 31, 2012 to 5.1% at December 31, 2013, reflecting an increase in the allowance for losses primarily due to the approach described below.

In 2013, we completed our implementation of a more granular portfolio segmentation approach, by loss type, in determining the incurred loss period in our consumer revolving credit portfolios, which resulted in an increase to the incurred loss period and included a qualitative assessment of the adequacy of the consumer revolving credit portfolios’ allowance for losses, which compares this allowance for losses to projected net write-offs over the next 12 months, in a manner consistent with regulatory guidance. This resulted in an increase of $0.6 billion to the allowance for losses on financing receivables ($0.3 billion, after tax), the vast majority of which was attributable to our U.S. consumer revolving credit portfolios.

Nonaccrual Financing Receivables

The following table provides details related to our nonaccrual and nonearning financing receivables. Nonaccrual financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection becomes doubtful or the account becomes 90 days past due, with the exception of consumer credit card accounts, as discussed below.

Beginning in the fourth quarter of 2013, we revised our methods for classifying financing receivables as nonaccrual and nonearning to more closely align with regulatory guidance. Under the revised methods, we continue to accrue interest on consumer credit cards until the accounts are written off in the period the account becomes 180 days past due. Previously, we stopped accruing interest on consumer credit cards when the account became 90 days past due. In addition, the revised methods limit the use of the cash basis of accounting for nonaccrual financing receivables.

As a result of these revisions, consumer credit card receivables of $1.1 billion that were previously classified as both nonaccrual and nonearning were returned to accrual status in the fourth quarter of 2013. In addition, $1.5 billion of Real Estate and CLL financing receivables previously classified as nonaccrual, paying in accordance with contractual terms and accounted for on the cash basis, were returned to accrual status, while $2.2 billion of financing receivables previously classified as nonaccrual and accounted for on the cash basis (primarily in Real Estate and CLL) were placed into the nonearning category based on our assessment of the short-term outlook for resolution through payoff or refinance. These changes had an insignificant effect on earnings.

(57)

Given that the revised methods result in nonaccrual and nonearning amounts that are substantially the same, we plan to discontinue the reporting of nonearning financing receivables, one of our internal performance metrics, and report selected ratios related to nonaccrual financing receivables in the first quarter of 2014.

Substantially all of the differences between nonearning and nonaccrual financing receivables relate to loans that are classified as nonaccrual financing receivables but are paying on a cash accounting basis, and therefore excluded from nonearning receivables. Of our $7.9 billion nonaccrual loans at December 31, 2013, $4.2 billion are currently paying in accordance with their contractual terms. Further information on our nonaccrual and nonearning financing receivables is provided in Notes 1 and 6 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

	Nonaccrual financing		Nonearning financing
December 31 (In millions)	receivables		receivables
	2013	2012	2013	2012
Commercial
CLL	$2,734	$4,138	$2,702	$2,877
Energy Financial Services	4	-	4	-
GECAS	-	3	-	-
Other	6	25	6	13
Total Commercial	2,744	4,166	2,712	2,890

Real Estate(a)	2,551	4,885	2,301	444

Consumer(b)	2,620	4,288	2,219	4,181
Total	$7,915	$13,339	$7,232	$7,515

(a)	During the fourth quarter of 2013, we reclassified financing receivables of $1.0 billion from nonaccrual to accrual status and $2.1 billion from nonaccrual to nonearning, as discussed above.

(b)	During the fourth quarter of 2013, we reclassified consumer credit card receivables of $1.1 billion from both nonaccrual and nonearning to accrual status, as discussed above.

Impaired Loans

“Impaired” loans in the table below are defined as larger-balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. The vast majority of our Consumer and a portion of our CLL nonaccrual receivables are excluded from this definition, as they represent smaller-balance homogeneous loans that we evaluate collectively by portfolio for impairment.

Impaired loans include nonearning receivables on larger-balance or restructured loans, loans that are currently paying interest under the cash basis (but are excluded from the nonearning category), and loans paying currently that had been previously restructured.

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

Further information pertaining to loans classified as impaired and specific reserves is included in the table below.

(58)

December 31 (In millions)	2013	2012

Loans requiring allowance for losses
Commercial(a)	$1,116	$1,372
Real Estate	1,245	2,202
Consumer	2,879	3,103
Total loans requiring allowance for losses	5,240	6,677

Loans expected to be fully recoverable
Commercial(a)	2,776	3,697
Real Estate	2,615	3,491
Consumer	109	105
Total loans expected to be fully recoverable	5,500	7,293
Total impaired loans	$10,740	$13,970

Allowance for losses (specific reserves)
Commercial(a)	$328	$487
Real Estate	74	188
Consumer	567	673
Total allowance for losses (specific reserves)	$969	$1,348

Average investment during the period	$12,347	$16,262
Interest income earned while impaired(b)	626	750

(a)	Includes CLL, Energy Financial Services, GECAS and Other.

(b)	Recognized principally on an accrual basis.

We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We evaluate a Real Estate loan for impairment when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with its contractual terms.

Of our $3.9 billion of impaired loans at Real Estate at December 31, 2013, $3.6 billion are currently paying in accordance with the contractual terms of the loan and are typically loans where the borrower has adequate debt service coverage to meet contractual interest obligations. Impaired loans at CLL primarily represent senior secured lending positions.

Our impaired loan balance at December 31, 2013 and 2012, classified by the method used to measure impairment was as follows.

December 31 (In millions)	2013	2012

Discounted cash flow	$5,558	$6,693
Collateral value	5,182	7,277
Total	$10,740	$13,970

See Note 1 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a troubled debt restructuring (TDR), and also as impaired. Changes to Real Estate’s loans primarily include maturity extensions, principal payment acceleration, changes to collateral terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At December 31, 2013, TDRs included in impaired loans were $9.5 billion, primarily relating to Real Estate ($3.6 billion), CLL ($3.0 billion) and Consumer ($2.9 billion).

(59)

Real Estate TDRs decreased from $5.1 billion at December 31, 2012 to $3.6 billion at December 31, 2013, primarily driven by resolution of TDRs through paydowns, partially offset by extensions of loans scheduled to mature during 2013, some of which were classified as TDRs upon modification. For borrowers with demonstrated operating capabilities, we work to restructure loans when the cash flow and projected value of the underlying collateral support repayment over the modified term. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. For the year ended December 31, 2013, we modified $1.6 billion of loans classified as TDRs, substantially all in our Debt portfolio. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps that are in addition to, or sometimes in lieu of, fees and rate increases. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios have typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. We received the same or additional compensation in the form of rate increases and fees for the majority of these TDRs. Of our $1.6 billion and $4.4 billion of modifications classified as TDRs in the last 12 months ended December 31, 2013 and 2012, respectively, $0.2 billion have subsequently experienced a payment default in both 2013 and 2012.

The substantial majority of the Real Estate TDRs have reserves determined based upon collateral value. Our specific reserves on Real Estate TDRs were $0.1 billion at December 31, 2013 and $0.2 billion at December 31, 2012, and were 1.9% and 3.1%, respectively, of Real Estate TDRs. In many situations these loans did not require a specific reserve as collateral value adequately covered our recorded investment in the loan. While these modified loans had adequate collateral coverage, we were still required to complete our TDR classification evaluation on each of the modifications without regard to collateral adequacy.

We utilize certain short-term (three months or less) loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our non-U.S. residential mortgage and non-U.S. installment and revolving portfolios. We sold our U.S. residential mortgage business in 2007 and, as such, do not participate in the U.S. government-sponsored mortgage modification programs. For the year ended December 31, 2013, we provided short-term modifications of approximately $0.1 billion of consumer loans for borrowers experiencing financial difficulties, substantially all in our non-U.S. residential mortgage, credit card and personal loan portfolios, which are not classified as TDRs. For these modified loans, we provided insignificant interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We expect borrowers whose loans have been modified under these short-term programs to continue to be able to meet their contractual obligations upon the conclusion of the short-term modification. In addition, we have modified $1.4 billion of Consumer loans for the year ended December 31, 2013, which are classified as TDRs. Further information on Consumer impaired loans is provided in Note 6 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Delinquencies

For additional information on delinquency rates at each of our major portfolios, see Note 6 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

GECC Selected European Exposures

At December 31, 2013, we had $81.8 billion in financing receivables to consumer and commercial customers in Europe. The GECC financing receivables portfolio in Europe is well diversified across European geographies and customers. Approximately 88% of the portfolio is secured by collateral and represents approximately 500,000 commercial customers. Several European countries, including Spain, Portugal, Ireland, Italy, Greece and Hungary (focus countries), have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The carrying value of GECC funded exposures in these focus countries and in the rest of Europe comprised the following at December 31, 2013.

(60)

							Rest of	Total
December 31, 2013 (In millions)	Spain	Portugal	Ireland	Italy	Greece	Hungary	Europe	Europe

Financing receivables,
before allowance
for losses on
financing receivables	$1,605	$262	$290	$7,149	$5	$3,014	$70,734	$83,059

Allowance for losses on
financing receivables	(106)	(18)	(4)	(254)	-	(68)	(787)	(1,237)

Financing receivables,
net of allowance
for losses on
financing receivables(a)(b)	1,499	244	286	6,895	5	2,946	69,947	81,822

Investments(c)(d)	3	-	-	461	-	246	2,211	2,921

Cost and equity method
investments(e)	307	-	383	61	35	-	1,940	2,726

Derivatives,
net of collateral(c)(f)	2	-	-	63	-	-	102	167

ELTO(g)	401	108	419	754	242	328	9,286	11,538

Real estate held for
investment(g)	793	-	-	422	-	-	4,455	5,670

Total funded exposures(h)	$3,005	$352	$1,088	$8,656	$282	$3,520	$87,941	$104,844

Unfunded commitments(i)	$20	$7	$38	$218	$3	$827	$5,784	$6,897

(a)	Financing receivable amounts are classified based on the location or nature of the related obligor.

(b)
Substantially all relates to non-sovereign obligors. Includes residential mortgage loans of approximately $30.2 billion before consideration of purchased credit protection. We have third-party mortgage insurance for less than 10% of these residential mortgage loans, which were primarily originated in France and the U.K.

(c)	Investments and derivatives are classified based on the location of the parent of the obligor or issuer.

(d)
Includes $0.8 billion related to financial institutions, $0.2 billion related to non-financial institutions and $1.9 billion related to sovereign issuers. Sovereign issuances totaled $0.1 billion and $0.2 billion related to Italy and Hungary, respectively. We held no investments issued by sovereign entities in the other focus countries.

(e)	Substantially all is non-sovereign.

(f)	Net of cash collateral; entire amount is non-sovereign.

(g)
These assets are held under long-term investment and operating strategies, and our ELTO strategies contemplate an ability to redeploy assets under lease should default by the lessee occur. The values of these assets could be subject to decline or impairment in the current environment.

(h)
Excludes $34.4 billion of cash and equivalents, which is composed of $19.6 billion of cash on short-term placement with highly rated global financial institutions based in Europe, sovereign central banks and agencies or supranational entities, of which $1.7 billion is in focus countries, and $14.8 billion of cash and equivalents placed with highly rated European financial institutions on a short-term basis, secured by U.S. Treasury securities ($8.4 billion) and sovereign bonds of non-focus countries ($6.4 billion), where the value of our collateral exceeds the amount of our cash exposure.

(i)	Includes ordinary course of business lending commitments, commercial and consumer unused revolving credit lines, inventory financing arrangements and investment commitments.

(61)

We manage counterparty exposure, including credit risk, on an individual counterparty basis. We place defined risk limits around each obligor and review our risk exposure on the basis of both the primary and parent obligor, as well as the issuer of securities held as collateral. These limits are adjusted on an ongoing basis based on our continuing assessment of the credit risk of the obligor or issuer. In setting our counterparty risk limits, we focus on high-quality credits and diversification through spread of risk in an effort to actively manage our overall exposure. We actively monitor each exposure against these limits and take appropriate action when we believe that risk limits have been exceeded or there are excess risk concentrations. Our collateral position and ability to work out problem accounts have historically mitigated our actual loss experience. Delinquency experience has been relatively stable in our European commercial and consumer platforms in the aggregate, and we actively monitor and take action to reduce exposures where appropriate. Uncertainties surrounding European markets could have an impact on the judgments and estimates used in determining the carrying value of these assets.

Other GECC receivables totaled $16.5 billion at December 31, 2013, an increase of $2.6 billion from 2012, driven by higher amounts due from GE related to material procurement and factoring programs. At December 31, 2013, the balance was primarily composed of amounts due from GE (related to material procurement programs and factoring programs of $6.7 billion), insurance receivables, accrued interest and investment income, nonfinancing customer receivables and amounts due under operating leases.

Property, plant and equipment totaled $68.8 billion at December 31, 2013, an increase of $0.2 billion from 2012, primarily reflecting an increase in machinery and equipment at GE, partially offset by a decrease in equipment leased to others principally at our GECAS aircraft leasing business. This decrease included impairment losses on our operating lease portfolio of commercial aircraft of $0.7 billion and $0.2 billion in 2013 and 2012, respectively. Impairment losses in 2013 incorporated management’s downward revisions to cash flow estimates based upon shorter useful lives and lower aircraft residual values from those indicated by our third-party appraisers, reflecting the introduction of newer technology, fleet retirements and high fuel prices and operating costs. These revised estimates primarily related to cargo aircraft ($0.3 billion), older technology narrow body aircraft ($0.2 billion) and regional jets ($0.1 billion). The average age of aircrafts we impaired in 2013 was 15 years compared with 7 years for our total fleet.

GE property, plant and equipment consisted of investments for its own productive use, whereas the largest element for GECC was equipment provided to third parties on operating leases. Details by category of investment are presented in Note 7 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

GE additions to property, plant and equipment totaled $3.7 billion and $3.9 billion in 2013 and 2012, respectively. Total expenditures, excluding equipment leased to others, for the past five years were $14.2 billion, of which 43% was investment for growth through new capacity and product development; 22% was investment in productivity through new equipment and process improvements; and 35% was investment for other purposes such as improvement of research and development facilities and safety and environmental protection.

GECC additions to property, plant and equipment were $10.0 billion and $11.9 billion during 2013 and 2012, respectively, primarily reflecting additions of commercial aircraft at GECAS.

Goodwill and other intangible assets totaled $77.6 billion and $14.3 billion, respectively, at December 31, 2013. Goodwill increased $4.5 billion and other intangible assets increased $2.3 billion from 2012, primarily from the acquisitions of the aerospace-parts business of Avio S.p.A. (Avio) and Lufkin Industries Inc. (Lufkin). Goodwill increased $0.8 billion from 2011 primarily from the acquisitions of Industrea Limited and Railcar Management, Inc., and the weaker U.S. dollar. Other intangible assets decreased $0.1 billion from 2011, primarily from dispositions and amortization expense, partially offset by acquisitions. See Note 8 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(62)

All other assets comprises mainly equity and cost method investments, real estate equity properties and investments, assets held for sale and derivative instruments, and totaled $70.8 billion at December 31, 2013, a decrease of $30.8 billion from 2012, primarily related to the sale of our remaining investment in NBCU LLC ($18.9 billion), certain held-for-sale real estate and aircraft ($7.9 billion), the sale of certain real estate investments ($3.4 billion), a decrease in the fair value of derivative instruments ($2.4 billion) and a decrease in our Penske Truck Leasing Co., L.P. (PTL) investment ($1.2 billion), partially offset by an increase in contract costs and estimated earnings ($1.5 billion). During 2013, we recognized $0.5 billion of other-than-temporary impairments of cost and equity method investments, excluding those related to real estate.

Included in other assets are Real Estate equity investments of $13.7 billion and $20.7 billion at December 31, 2013 and 2012, respectively. Our portfolio is diversified, both geographically and by asset type. We review the estimated values of our commercial real estate investments annually, or more frequently as conditions warrant. Based on the most recent valuation estimates available, the carrying value of our Real Estate investments exceeded their estimated value by about $2.1 billion. This amount is subject to variation and dependent on economic and market conditions, changes in cash flow estimates and composition of our portfolio, including sales. Commercial real estate valuations have shown signs of improved stability and liquidity in certain markets, primarily in the U.S.; however, the pace of improvement varies significantly by asset class and market. Accordingly, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. During 2013, Real Estate recognized pre-tax impairments of $0.3 billion in its real estate held for investment, which were primarily driven by declining cash flow projections for properties in Japan and Europe, as well as strategic decisions to sell portfolios in the U.S., Asia and Europe. During 2012, Real Estate recognized pre-tax impairments of $0.1 billion. Real Estate investments with undiscounted cash flows in excess of carrying value of 0% to 5% at December 31, 2013 had a carrying value of $0.4 billion and an associated estimated unrealized loss of an insignificant amount. Deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized. On March 19, 2013, in connection with GE’s sale of its remaining 49% interest in NBCUniversal LLC to Comcast Corporation, we sold real estate comprising certain floors located at 30 Rockefeller Center, New York and the CNBC property located in Englewood Cliffs, New Jersey to affiliates of NBCUniversal for $1.4 billion in cash.

Contract costs and estimated earnings reflect revenues earned in excess of billings on our long-term contracts to construct technically complex equipment (such as power generation, aircraft engines and aeroderivative units) and long-term product maintenance or extended warranty arrangements. Our total contract costs and estimated earnings balances at December 31, 2013 and 2012, were $12.5 billion and $11.0 billion, respectively, reflecting the timing of billing in relation to work performed, as well as changes in estimates of future revenues and costs. Our total contract costs and estimated earnings balance at December 31, 2013 primarily related to customers in our Power & Water, Oil & Gas, Aviation and Transportation businesses. Further information is provided in the Critical Accounting Estimates section of this Item.

Liquidity and Borrowings

We maintain a strong focus on liquidity. At both GE and GECC we manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations throughout business cycles.

Our liquidity and borrowing plans for GE and GECC are established within the context of our annual financial and strategic planning processes. At GE, our liquidity and funding plans take into account the liquidity necessary to fund our operating commitments, which include primarily purchase obligations for inventory and equipment, payroll and general expenses (including pension funding). We also take into account our capital allocation and growth objectives, including paying dividends, repurchasing shares, investing in research and development and acquiring industrial businesses. At GE, we rely primarily on cash generated through our operating activities, any dividend payments from GECC, and also have historically maintained a commercial paper program that we regularly use to fund operations in the U.S., principally within fiscal quarters. During 2013, GECC paid quarterly dividends of $1.9 billion and special dividends of $4.1 billion to GE.

(63)

GECC’s liquidity position is targeted to meet its obligations under both normal and stressed conditions. GECC establishes a funding plan annually that is based on the projected asset size and cash needs of the Company, which, over the past few years, has included our strategy to reduce our ending net investment in GE Capital. GECC relies on a diversified source of funding, including the unsecured term debt markets, the global commercial paper markets, deposits, secured funding, retail funding products, bank borrowings and securitizations to fund its balance sheet, in addition to cash generated through collection of principal, interest and other payments on our existing portfolio of loans and leases to fund its operating and interest expense costs.

Our 2014 GECC funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of long-term debt ($39.2 billion at December 31, 2013), through issuance of long-term debt and reissuance of commercial paper, cash on hand, collections of financing receivables exceeding originations, dispositions, asset sales, and deposits and other alternative sources of funding. Long-term maturities and early redemptions were $48.3 billion in 2013. Interest on borrowings is primarily repaid through interest earned on existing financing receivables. During 2013, GECC earned interest income on financing receivables of $19.6 billion, which more than offset interest expense of $9.3 billion.

During the first quarter of 2013, $5.0 billion of long-term debt issued by GE matured.

We maintain a detailed liquidity policy for GECC that includes a requirement to maintain a contingency funding plan. The liquidity policy defines GECC’s liquidity risk tolerance under different stress scenarios based on its liquidity sources and also establishes procedures to escalate potential issues. We actively monitor GECC’s access to funding markets and its liquidity profile through tracking external indicators and testing various stress scenarios. The contingency funding plan provides a framework for handling market disruptions and establishes escalation procedures in the event that such events or circumstances arise.

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

GE is also subject to the Volcker Rule, which U.S. regulators finalized on December 10, 2013. The rule prohibits companies that are affiliated with U.S. insured depository institutions from engaging in “proprietary trading” or acquiring or retaining any ownership interest in, or sponsoring or engaging in certain transactions with, a “hedge fund” or a “private equity fund.” Proprietary trading and fund investing, as prohibited by the rule, are not core activities for GE, but GE is assessing the full impact of the rule, in anticipation of full conformance with the rule, as required by July 21, 2015.

The FRB recently finalized regulations to revise and replace its current rules on capital adequacy and to extend capital regulations to savings and loan holding companies like GECC. Under the final rules, GECC expects that the standardized approach for calculating capital will apply to GECC, in its capacity as a savings and loan holding company, on January 1, 2015. However, that timing could change once nonbank SIFI rules are finalized. GECC will ultimately also become subject to the Basel III advanced capital rules that will be applicable to institutions with $250 billion or more in assets. Initial actions required for compliance with the advanced capital rules, including building out the necessary systems and models, will begin once GECC is subject to regulatory capital rules. However, full implementation will take several years to complete.

(64)

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

Liquidity Sources

We maintain liquidity sources that consist of cash and equivalents, committed unused credit lines and high-quality, liquid investments.

We had consolidated cash and equivalents of $88.6 billion at December 31, 2013 that were available to meet our needs. Of this, $13.7 billion was held at GE and $74.9 billion was held at GECC.

We had committed, unused credit lines totaling $47.8 billion that were extended to us by 50 financial institutions at December 31, 2013. GECC can borrow up to $47.8 billion under all of these credit lines. GE can borrow up to $13.9 billion under certain of these credit lines. These lines include $26.5 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $21.3 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for two years from the date on which such borrowings would otherwise be due.

Cash and equivalents of $57.0 billion at December 31, 2013 were held by non-U.S. subsidiaries. Of this amount at December 31, 2013, $8.1 billion was indefinitely reinvested. Indefinitely reinvested cash held outside of the U.S. is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund our needs in the U.S. on a short-term basis through short-term loans, without being subject to U.S. tax. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and the total of all such loans is required to be outstanding for less than 60 days during the year.

At December 31, 2013, $2.2 billion of GE cash and equivalents was held in countries with currency controls that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. These funds are available to fund operations and growth in these countries and we do not currently anticipate a need to transfer these funds to the U.S.

At December 31, 2013, GECC cash and equivalents of about $12 billion were in regulated banks and insurance entities and were subject to regulatory restrictions.

If we were to repatriate indefinitely reinvested cash held outside the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes.

Funding Plan

We reduced our GE Capital ending net investment, excluding cash and equivalents, to $380 billion at December 31, 2013.

During 2013, GECC completed issuances of $33.7 billion of senior unsecured debt (excluding securitizations described below) with maturities up to 40 years (and subsequent to December 31, 2013, an additional $3.9 billion). Average commercial paper borrowings for GECC and GE during the fourth quarter were $31.6 billion and $6.8 billion, respectively, and the maximum amounts of commercial paper borrowings outstanding for GECC and GE during the fourth quarter were $33.1 billion and $9.0 billion, respectively. GECC commercial paper maturities are funded principally through new commercial paper issuances and at GE are substantially repaid before quarter-end using indefinitely reinvested overseas cash, which, as discussed above, is available for use in the U.S. on a short-term basis without being subject to U.S. tax.

(65)

We securitize financial assets as an alternative source of funding. During 2013, we completed $8.9 billion of non-recourse issuances and had maturities of $8.9 billion. At December 31, 2013, consolidated non-recourse borrowings were $30.1 billion.

We have 10 deposit-taking banks outside of the U.S. and two deposit-taking banks in the U.S. – GE Capital Retail Bank, a Federal Savings Bank (FSB), and GE Capital Bank (formerly GE Capital Financial Inc.), an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) in maturity terms up to 10 years. On January 11, 2013, the FSB acquired the deposit business of MetLife Bank, N.A. This acquisition added approximately $6.4 billion in deposits and an online banking platform.

Total alternative funding at December 31, 2013 was $108 billion, composed mainly of $53 billion of bank deposits, $30 billion of non-recourse securitization borrowings, $9 billion of funding secured by real estate, aircraft and other collateral and $9 billion of GE Interest Plus notes. The comparable amount at December 31, 2012 was $101 billion.

As a matter of general practice, we routinely evaluate the economic impact of calling debt instruments where GECC has the right to exercise a call. In determining whether to call debt, we consider the economic benefit to GECC of calling debt, the effect of calling debt on GECC’s liquidity profile and other factors. In 2013, we settled $8.4 billion of callable debt, of which $4.1 billion was called in 2012.

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

•
It is our policy to minimize exposure to interest rate changes. We fund our financial investments using debt or a combination of debt and hedging instruments so that the interest rates of our borrowings match the expected interest rate profile on our assets. To test the effectiveness of our fixed rate positions, we assumed that, on January 1, 2014, interest rates decreased by 100 basis points across the yield curve (a “parallel shift” in that curve) and further assumed that the decrease remained in place for 2014. We estimated, based on the year-end 2013 portfolio and holding all other assumptions constant, that our 2014 consolidated net earnings would decline by less than $0.1 billion as a result of this parallel shift in the yield curve.

•
It is our policy to minimize currency exposures and to conduct operations either within functional currencies or using the protection of hedge strategies. We analyzed year-end 2013 consolidated currency exposures, including derivatives designated and effective as hedges, to identify assets and liabilities denominated in other than their relevant functional currencies. For such assets and liabilities, we then evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. This analysis indicated that our 2014 consolidated net earnings would decline by less than $0.1 billion as a result of such a shift in exchange rates.

(66)

Debt and Derivative Instruments, Guarantees and Covenants

Credit Ratings

On April 3, 2012, Moody’s Investors Service (Moody’s) announced that it had downgraded the senior unsecured debt rating of GE by one notch from Aa2 to Aa3 and the senior unsecured debt rating of GECC by two notches from Aa2 to A1. The ratings downgrade did not affect GE’s and GECC’s short-term funding ratings of P-1, which were affirmed by Moody’s. Moody’s ratings outlook for GE and GECC is stable. We did not experience any material operational, funding or liquidity impacts from this ratings downgrade. As of December 31, 2013, GE’s and GECC’s long-term unsecured debt ratings from Standard and Poor’s Ratings Service (S&P) were AA+ with a stable outlook and their short-term funding ratings from S&P were A-1+. We are disclosing these ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Although we currently do not expect a downgrade in the credit ratings, our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Substantially all GICs were affected by the downgrade and are more fully discussed in the Principal Debt and Derivative Conditions section in this Item.

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

Swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the long-term credit ratings of the applicable GE entity were to fall below A-/A3. In certain of these master agreements, the counterparty also has the ability to require termination if the short-term ratings of the applicable GE entity were to fall below A-1/P-1. The net derivative liability after consideration of netting arrangements, outstanding interest payments and collateral posted by us under these master agreements was estimated to be $1.2 billion at December 31, 2013. See Note 22 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Other debt and derivative agreements of consolidated entities include Trinity, which comprises two entities that hold investment securities, the majority of which are investment grade, and were funded by the issuance of GICs. These GICs included conditions under which certain holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3 or the short-term credit ratings fall below A-1+/P-1, and are reported in investment contracts, insurance liabilities and insurance annuity benefits. The Trinity assets and liabilities are disclosed in note (a) on our Statement of Financial Position in the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Another consolidated entity also had issued GICs where proceeds are loaned to GECC. These GICs included conditions under which certain holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3. These obligations are included in long-term borrowings on our Statement of Financial Position in the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. These three consolidated entities ceased issuing GICs in 2010.

(67)

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

Ratio of Earnings to Fixed Charges, Income Maintenance Agreement and Subordinated Debentures

GE provides implicit and explicit support to GECC through commitments, capital contributions and operating support. For example, and as discussed below, GE has committed to keep GECC’s ratio of earnings to fixed charges above a minimum level. GECC’s credit rating is higher than it would be on a stand-alone basis as a result of this financial support. GECC currently does not pay GE for this support.

On March 28, 1991, GE entered into an agreement with GECC to make payments to GECC, constituting additions to pre-tax income under the agreement (which increases equity), to the extent necessary to cause the ratio of earnings to fixed charges of GECC and consolidated affiliates (determined on a consolidated basis) to be not less than 1.10:1 for the period, as a single aggregation, of each GECC fiscal year commencing with fiscal year 1991. GECC’s ratio of earnings to fixed charges was 1.76:1 for 2013. No payment is required in 2013 pursuant to this agreement.

In addition, in connection with certain subordinated debentures of GECC that may be classified as equity (hybrid debt), during events of default or interest deferral periods under such subordinated debentures, GECC has agreed not to declare or pay any dividends or distributions or make certain other payments with respect to its capital stock, and GE has agreed to promptly return any payments made to GE in violation of this agreement. There were $7.7 billion of such debentures outstanding at December 31, 2013. See Note 10 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Statements of Changes in Shareowners’ Equity and Comprehensive Income

An analysis of changes in the elements of shareowners’ equity, as presented in the Statements of Changes in Shareowners’ Equity and Comprehensive Income, follows.

GE shareowners’ equity increased by $7.5 billion in 2013, compared with an increase of $6.6 billion in 2012 and a decrease of $2.5 billion in 2011.

Net earnings increased GE shareowners' equity by $13.1 billion, $13.6 billion and $14.2 billion, partially offset by dividends declared of $8.1 billion, $7.4 billion and $7.5 billion (including $0.8 billion related to our preferred stock redemption) in 2013, 2012 and 2011, respectively.

Elements of AOCI increased shareowners’ equity by $11.1 billion in 2013, compared with an increase of $3.7 billion in 2012 and a decrease of $6.1 billion in 2011. The components of these changes are as follows:

•
Changes in AOCI related to benefit plans increased shareowners’ equity by $11.3 billion in 2013, primarily reflecting higher discount rates used to measure postretirement benefit obligations, higher investment returns and amortization of actuarial losses and prior service costs out of AOCI. This compared with an increase of $2.3 billion and a decrease of $7.0 billion in 2012 and 2011, respectively. The increase in 2012 primarily reflected amortization of actuarial losses and prior service costs out of AOCI, higher investment returns and changes to our principal retiree benefit plans, partially offset by lower discount rates. The decrease in 2011 primarily reflected lower discount rates and lower investment returns, partially offset by amortization of actuarial losses and prior service costs out of AOCI. Further information about changes in benefit plans is provided in Note 12 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(68)

•
Changes in AOCI related to the fair value of derivatives designated as cash flow hedges increased shareowners’ equity by $0.5 billion in 2013, primarily reflecting higher fair value of cross currency hedges, partially offset by releases from AOCI contemporaneous with the earnings effects of the related hedged items. Cash flow hedges increased shareowners’ equity by $0.5 billion and $0.1 billion in 2012 and 2011, respectively. Further information about the fair value of derivatives is provided in Note 22 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

•
Changes in AOCI related to investment securities decreased shareowners’ equity by $0.4 billion in 2013, reflecting the effects of higher interest rates, partially offset by adjustments to reflect the effect of lower unrealized gains on insurance-related assets and equity. Investment securities increased shareowners’ equity by $0.7 billion and $0.6 billion in 2012 and 2011, respectively, reflecting the effects of lower interest rates and improved market conditions on U.S. corporate debt securities, partially offset by adjustments to reflect the effect of the unrealized gains on insurance-related assets and equity. Further information about investment securities is provided in Note 3 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

•
Changes in AOCI related to currency translation adjustments decreased shareowners’ equity by $0.3 billion in 2013 and increased shareowners’ equity by $0.3 billion and $0.2 billion in 2012 and 2011, respectively. Changes in currency translation adjustments reflect the effects of changes in currency exchange rates on our net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar. At year-end 2013, the U.S. dollar weakened against the euro and the pound sterling and strengthened against the Japanese yen and the Australian dollar resulting in increases in currency translation adjustments that were more than offset by releases from AOCI related to dispositions. At year-end 2012, the U.S. dollar weakened against most major currencies, including the pound sterling and the euro, and strengthened against the Japanese yen resulting in increases in currency translation adjustments that were partially offset by releases from AOCI related to dispositions. At year-end 2011, the dollar strengthened against most major currencies, including the pound sterling and the euro and weakened against the Australian dollar and the Japanese yen.

Noncontrolling interests included in shareowners’ equity increased $0.8 billion and $3.7 billion in 2013 and 2012, respectively, principally as a result of the issuances of preferred stock by GECC. Noncontrolling interests decreased by $3.6 billion in 2011, principally as a result of dispositions.

Statement of Cash Flows – Overview from 2011 through 2013

Consolidated cash and equivalents were $88.6 billion at December 31, 2013, an increase of $11.3 billion from December 31, 2012. Cash and equivalents totaled $77.3 billion at December 31, 2012, a decrease of $7.2 billion from December 31, 2011.

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

GE Cash Flows

GE cash and equivalents were $13.7 billion at December 31, 2013 compared with $15.5 billion at December 31, 2012. GE CFOA totaled $14.3 billion, $17.8 billion and $12.1 billion in 2013, 2012 and 2011, respectively. With respect to GE CFOA, we believe that it is useful to supplement our GE Statement of Cash Flows and to examine in a broader context the business activities that provide and require cash.

(69)

For the years ended December 31 (In billions)	2013	2012	2011

Operating cash collections(a)	$104.8	$105.4	$93.6
Operating cash payments	(96.5)	(94.0)	(81.5)
Cash dividends from GECC	6.0	6.4	-
GE cash from operating activities (GE CFOA)(a)	$14.3	$17.8	$12.1

(a)
GE sells customer receivables to GECC in part to fund the growth of our industrial businesses. These transactions can result in cash generation or cash use. During any given period, GE receives cash from the sale of receivables to GECC. It also foregoes collection of cash on receivables sold. The incremental amount of cash received from sale of receivables in excess of the cash GE would have otherwise collected had those receivables not been sold, represents the cash generated or used in the period relating to this activity. The incremental cash generated in GE CFOA from selling these receivables to GECC increased GE’s CFOA by $0.1 billion, $1.9 billion and $1.2 billion in 2013, 2012 and 2011, respectively. See Note 26 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report for additional information about the elimination of intercompany transactions between GE and GECC.

The most significant source of cash in GE CFOA is customer-related activities, the largest of which is collecting cash resulting from product or services sales. GE operating cash collections decreased by $0.6 billion in 2013 compared with an increase of $11.8 billion in 2012. In 2013, these changes are consistent with a decrease in collections on long-term contracts and increases in current receivables, partially offset by increased progress collections and improved segment revenues, including the impact of acquisitions, primarily at Aviation and Oil & Gas. In 2012, these changes are consistent with the changes in comparable GE segment revenues, including the impact of acquisitions, primarily at Oil & Gas and Energy Management. Analyses of segment revenues discussed in the preceding Segment Operations section provide additional information regarding our CFOA.

The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services. GE operating cash payments increased by $2.5 billion and $12.5 billion in 2013 and 2012, respectively. In 2013, these changes are consistent with NBCU deal-related tax payments and payouts under our long-term incentive plan, partially offset by the non-recurrence of principal pension plan funding. In 2012, these changes are consistent with the changes in GE total costs and expenses, including the impact of acquisitions, primarily at Oil & Gas and Energy Management.

Dividends from GECC, including special dividends, represent the distribution of a portion of GECC retained earnings, and are distinct from cash from continuing operating activities within the financial services businesses. The amounts we show in GE CFOA are the total dividends, including special dividends from excess capital. Beginning in the second quarter of 2012, GECC restarted its dividend to GE. GECC paid quarterly dividends of $1.9 billion in both 2013 and 2012. In addition, GECC paid special dividends of $4.1 billion and $4.5 billion in 2013 and 2012, respectively, to GE. There were no dividends received from GECC in 2011.

GE cash from investing activities was $4.8 billion for 2013 compared with cash used of $5.4 billion and $8.2 billion for 2012 and 2011, respectively. GE cash flows from investing activities increased $10.2 billion during 2013 compared with 2012, primarily due to proceeds of $16.7 billion from the 2013 sale of our remaining 49% common equity interest in NBCU LLC to Comcast, partially offset by the 2013 acquisitions of Avio for $4.4 billion and Lufkin for $3.3 billion.

GE cash used for investing activities decreased by $2.8 billion during 2012 compared with 2011 primarily due to decreased business acquisition activity of $9.7 billion driven by 2011 acquisitions of Converteam, the Well Support division of John Wood Group PLC, Dresser, Inc., Wellstream PLC and Lineage Power Holdings, Inc. This was offset by decreased business disposition activity of $5.7 billion driven by cash received in 2011 related to the formation of NBCU LLC ($6.2 billion) and an increase in additions to property, plant and equipment of $1.0 billion in 2012.

GE cash used for financing activities was $20.9 billion, $5.3 billion and $14.6 billion for 2013, 2012 and 2011, respectively. Cash used for financing activities increased $15.6 billion compared with 2012, primarily as a result of our 2013 repayment of $5.0 billion of GE unsecured notes compared with an issuance of $7.0 billion of notes in 2012. Additionally, increases in cash used in 2013 were a result of increased repurchases of GE shares for treasury in accordance with our share repurchase program of $5.2 billion and increased dividends paid to shareowners of $0.6 billion in 2013.

(70)

GE cash used for financing activities decreased $9.3 billion compared with 2011 primarily due to an issuance of $7.0 billion of notes in 2012 and non-recurrence of two transactions from 2011. In 2011, prior to the formation of NBCU LLC, GE purchased the remaining shares of Vivendi S.A.’s 12.3% interest in NBC Universal for $3.9 billion. Additionally, GE redeemed preferred shares from Berkshire Hathaway Inc. at a redemption price of $3.3 billion. The impacts of these 2011 transactions were offset by increased repurchases of GE shares for treasury in accordance with our share repurchase program of $2.9 billion and increased dividends paid to shareowners of $0.7 billion in 2012.

GECC Cash Flows

GECC cash from operating activities totaled $19.9 billion, $21.7 billion and $20.6 billion in 2013, 2012 and 2011, respectively. Cash from operating activities decreased $1.9 billion during 2013 compared with 2012, primarily due to decreases in net cash collateral held from counterparties on derivative contracts of $5.2 billion, partially offset by increases in other liabilities of $1.8 billion and accounts payable of $1.0 billion.

Cash from operating activities increased $1.1 billion during 2012 compared with 2011, primarily due to increases in net cash collateral held from counterparties on derivative contracts of $1.7 billion, partially offset by decreases in accounts payable of $0.9 billion.

Consistent with our plan to reduce GECC asset levels, cash from investing activities was $23.4 billion, $14.7 billion and $29.8 billion in 2013, 2012 and 2011, respectively. GECC cash from investing activities increased $8.7 billion during 2013 compared with 2012, primarily due to higher proceeds from sales of real estate properties of $7.3 billion; the acquisition of MetLife Bank, N.A. in 2013, resulting in net cash provided from the acquisition of $6.4 billion; lower net purchases of ELTO of $1.6 billion; partially offset by lower net loan repayments from our equity method investments of $4.9 billion and lower collections (which includes sales) exceeding originations of financing receivables of $1.9 billion.

GECC cash from investing activities decreased $15.1 billion during 2012 compared with 2011, primarily due to lower collections (which includes sales) exceeding originations of financing receivables of $9.0 billion, lower proceeds from sales of discontinued operations of $8.7 billion and higher net purchases of ELTO of $1.7 billion. These decreases were partially offset by higher net dispositions and maturities of investment securities of $2.6 billion and a decrease in all other assets–investments of $1.7 billion driven by net activity of our equity method investments.

GECC cash used for financing activities was $29.4 billion, $52.5 billion and $33.2 billion in 2013, 2012 and 2011, respectively. GECC cash used for financing activities decreased $23.0 billion during 2013 compared with 2012, primarily due to lower net repayments of borrowings of $24.0 billion, consisting primarily of net reductions in long-term borrowings and commercial paper, and lower redemptions of guaranteed investment contracts of $2.3 billion, partially offset by lower proceeds from the issuance of preferred stock of $3.0 billion.

GECC cash used for financing activities increased $19.3 billion during 2012 compared with 2011, primarily due to a reduction in total borrowings of $11.7 billion, consisting primarily of net reductions in long-term borrowings and commercial paper; $6.5 billion of dividends paid to shareowners in 2012 (including $0.1 billion paid to preferred shareowners); a reduction in bank deposits of $4.2 billion and $1.0 billion of redemptions of guaranteed investment contracts at Trinity, partially offset by $4.0 billion of proceeds from the issuance of preferred stock.

GECC pays dividends to GE through a distribution of its retained earnings, including special dividends from proceeds of certain business sales. Beginning in the second quarter of 2012, GECC restarted its dividend to GE. During 2013 and 2012, GECC paid quarterly dividends of $1.9 billion in both years and special dividends of $4.1 billion and $4.5 billion, respectively, to GE. No dividends were paid to GE in 2011.

(71)

Intercompany Eliminations

Effects of transactions between related companies are made on an arms-length basis, are eliminated and consist primarily of GECC dividends to GE; GE customer receivables sold to GECC; GECC services for trade receivables management and material procurement; buildings and equipment (including automobiles) leased between GE and GECC; information technology (IT) and other services sold to GECC by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GECC from third-party producers for lease to others; and various investments, loans and allocations of GE corporate overhead costs. For further information related to intercompany eliminations, see Note 26 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Contractual Obligations

As defined by reporting regulations, our contractual obligations for future payments as of December 31, 2013, follow.

	Payments due by period
					2019 and
(In billions)	Total	2014	2015-2016	2017-2018	thereafter

Borrowings and bank
deposits (Note 10)	$383.0	$116.7	$103.4	$59.4	$103.5
Interest on borrowings and
bank deposits	91.4	9.6	14.0	10.7	57.1
Purchase obligations(a)(b)	67.5	34.2	10.0	9.9	13.4
Insurance liabilities (Note 11)(c)	13.5	1.8	2.1	1.7	7.9
Operating lease obligations
(Note 19)	4.3	0.9	1.4	1.0	1.0
Other liabilities(d)	86.7	22.1	9.7	6.4	48.5
Contractual obligations of
discontinued operations(e)	3.3	3.3	-	-	-

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

(72)

At December 31, 2013, consolidated variable interest entity assets and liabilities were $49.3 billion and $32.5 billion, respectively, an increase of $0.9 billion and a decrease of $0.4 billion from 2012. Assets held by these entities are of equivalent credit quality to our other assets. We monitor the underlying credit quality in accordance with our role as servicer and apply rigorous controls to the execution of securitization transactions. With the exception of credit and liquidity support discussed below, investors in these entities have recourse only to the underlying assets.

At December 31, 2013, investments in unconsolidated VIEs, were $12.5 billion, a decrease of $0.2 billion from 2012, primarily related to a decrease of $2.0 billion in PTL, partially offset by an increase of $1.9 billion in an investment in asset-backed securities issued by a senior secured loan fund. In the first quarter of 2013, PTL had repaid all outstanding debt owed and terminated its borrowing arrangement with GECC. During the second quarter of 2013, PTL ceased to be a VIE as a result of a principal in PTL retiring from the GE Board. Therefore, our investment in PTL ($899 million at December 31, 2013) is not reported in the December 31, 2013 balance. In addition to our existing investments, we have contractual obligations to fund additional investments in the unconsolidated VIEs to fund new asset origination. At December 31, 2013, these contractual obligations were $2.8 billion, an increase of $0.1 billion from 2012.

We do not have implicit support arrangements with any VIE. We did not provide non-contractual support for previously transferred financing receivables to any VIE in either 2013 or 2012.

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

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. The method for calculating the best estimate of losses depends on the size, type and risk characteristics of the related financing receivable. Such an estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values (including housing price indices as applicable), and the present and expected future levels of interest rates. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions and are subject to the regulatory examination process, which can result in changes to our assumptions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that we will experience credit losses that are different from our current estimates. Write-offs in both our consumer and commercial portfolios can also reflect both losses that are incurred subsequent to the beginning of a fiscal year and information becoming available during that fiscal year that may identify further deterioration on exposures existing prior to the beginning of that fiscal year, and for which reserves could not have been previously recognized. Our risk management process includes standards and policies for reviewing major risk exposures and concentrations, and evaluates relevant data either for individual loans or financing leases, or on a portfolio basis, as appropriate.

Further information is provided in the Global Risk Management section and Financial Resources and Liquidity – Financing Receivables section of this Item, the Asset impairment section that follows and in Notes 1 and 6 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(73)

Revenue recognition on long-term product services agreements requires estimates of profits over the multiple-year terms of such agreements, considering factors such as the frequency and extent of future monitoring, maintenance and overhaul events; the amount of personnel, spare parts and other resources required to perform the services; and future billing rate and cost changes. We routinely review estimates under product services agreements and regularly revise them to adjust for changes in outlook. We also regularly assess customer credit risk inherent in the carrying amounts of receivables and contract costs and estimated earnings, including the risk that contractual penalties may not be sufficient to offset our accumulated investment in the event of customer termination. We gain insight into future utilization and cost trends, as well as credit risk, through our knowledge of the installed base of equipment and the close interaction with our customers that comes with supplying critical services and parts over extended periods. Revisions that affect a product services agreement’s total estimated profitability result in an adjustment of earnings; such adjustments increased earnings by $0.3 billion, $0.4 billion and $0.4 billion in 2013, 2012 and 2011, respectively. We provide for probable losses when they become evident.

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

(74)

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

We recognized impairment losses on our operating lease portfolio of commercial aircraft of $0.7 billion and $0.2 billion in 2013 and 2012, respectively. Impairment losses in 2013 incorporated management’s downward revisions to cash flow estimates based upon shorter useful lives and lower aircraft residual values from those indicated by our third-party appraisers, reflecting the introduction of newer technology, fleet retirements and high fuel prices and operating costs. These revised estimates primarily related to cargo aircraft ($0.3 billion), older technology narrow-body aircraft ($0.2 billion) and regional jets ($0.1 billion). The average age of aircrafts we impaired in 2013 was 15 years compared with 7 years for our total fleet. Provisions for losses on financing receivables related to commercial aircraft were an insignificant amount for both 2013 and 2012.

Further information on impairment losses and our exposure to the commercial aviation industry is provided in the Operations – Overview of Our Earnings from 2011 through 2013 and the Financial Resources and Liquidity – Property, plant and equipment sections of this Item and in Notes 7 and 24 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Real Estate. We review the estimated value of our commercial real estate investments annually, or more frequently as conditions warrant. The cash flow estimates used for both estimating value and the recoverability analysis are inherently judgmental, and reflect current and projected lease profiles, available industry information about expected trends in rental, occupancy and capitalization rates and expected business plans, which include our estimated holding period for the asset. Our portfolio is diversified, both geographically and by asset type. However, the global real estate market is subject to periodic cycles that can cause significant fluctuations in market values. Based on the most recent valuation estimates available, the carrying value of our Real Estate investments exceeded their estimated value by about $2.1 billion. This amount is subject to variation dependent on the assumptions described above, changes in economic and market conditions and composition of our portfolio, including sales. Commercial real estate valuations have shown signs of improved stability and liquidity in certain markets, primarily in the U.S.; however, the pace of improvement varies significantly by asset class and market. Accordingly, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in the estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. When we recognize an impairment, the impairment is measured using the estimated fair value of the underlying asset, which is based upon cash flow estimates that reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rents and occupancy and is corroborated by external appraisals. During 2013, Real Estate recognized pre-tax impairments of $0.3 billion in its real estate held for investment, as compared to $0.1 billion in 2012. Deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized. Furthermore, significant judgment and uncertainty related to forecasted valuation trends, especially in illiquid markets, result in inherent imprecision in real estate value estimates. Further information is provided in the Global Risk Management and the All other assets sections of this Item and in Note 9 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(75)

Goodwill and Other Identified Intangible Assets. We test goodwill for impairment annually in the third quarter of each year using data as of July 1 of that year. The impairment test consists of two steps: in step one, the carrying value of the reporting unit is compared with its fair value; in step two, which is applied when the carrying value is more than its fair value, the amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit’s assets and liabilities from the fair value of its equity, and comparing that amount with the carrying amount of goodwill. We determined fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately.

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

Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Two assumptions – discount rate and expected return on assets – are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually on a plan and country-specific basis. We periodically evaluate other assumptions involving demographic factors such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

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

(76)

Our discount rates for principal pension plans at December 31, 2013, 2012 and 2011 were 4.85%, 3.96% and 4.21%, respectively, reflecting market interest rates.

To determine the expected long-term rate of return on pension plan assets, we consider current and target asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future long-term return expectations for our principal benefit plans’ assets, we formulate views on the future economic environment, both in the U.S. and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields and spreads, using both internal and external sources. We also take into account expected volatility by asset class and diversification across classes to determine expected overall portfolio results given current and target allocations. Assets in our principal pension plans earned 14.6% in 2013, and had average annual returns of 6.5%, 5.9% and 8.9% per year in the 10-, 15- and 25-year periods ended December 31, 2013, respectively. These average historical returns were significantly affected by investment losses in 2008. Based on our analysis of future expectations of asset performance, past return results, and our current and target asset allocations, we have assumed a 7.5% long-term expected return on those assets for cost recognition in 2014. This is a reduction from the 8.0% we assumed in 2013, 2012 and 2011.

Changes in key assumptions for our principal pension plans would have the following effects.

•
Discount rate – A 25 basis point increase in discount rate would decrease pension cost in the following year by $0.2 billion and would decrease the pension benefit obligation at year-end by about $1.7 billion.

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

Income Taxes. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rate on our global operations. In addition to local country tax laws and regulations, this rate depends on the extent earnings are indefinitely reinvested outside the United States. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the Company. At December 31, 2013 and 2012, approximately $110 billion and $108 billion of earnings, respectively, have been indefinitely reinvested outside the United States. Most of these earnings have been reinvested in active non-U.S. business operations, and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

(77)

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. We use our historical experience and our short- and long-range business forecasts to provide insight. Further, our global and diversified business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. Amounts recorded for deferred tax assets related to non-U.S. net operating losses, net of valuation allowances, were $5.5 billion and $4.8 billion at December 31, 2013 and 2012, respectively, including $0.8 billion at both December 31, 2013 and 2012 of deferred tax assets, net of valuation allowances, associated with losses reported in discontinued operations, primarily related to our loss on the sale of GE Money Japan. Such year-end 2013 amounts are expected to be fully recoverable within the applicable statutory expiration periods. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

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

At December 31, 2013, derivative assets and liabilities were $1.0 billion and $1.3 billion, respectively. Further information about our use of derivatives is provided in Notes 1, 9, 21 and 22 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

(78)

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

Further information is provided in Notes 2, 13 and 24 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(79)

Other Information

New Accounting Standards

In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The ASU resolves conflicting guidance between Accounting Standards Codification (ASC) Subtopics 810-10, Consolidation, and 830-30, Foreign Currency Matters – Translation of Financial Statements, on whether accumulated currency translation adjustments should be released to earnings in certain circumstances. Under the revised guidance, the entire amount of the cumulative translation adjustment associated with the foreign entity will be released into earnings in the following circumstances: (a) the sale of a subsidiary or group of net assets within a foreign entity that represents a complete or substantially complete liquidation of that entity, (b) the loss of a controlling financial interest in an investment in a foreign entity, or (c) when the accounting for an investment in a foreign entity changes from the equity method to full consolidation. The ASU does not change the requirement to release a pro rata portion of the cumulative translation adjustment of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. The revised guidance applies prospectively to transactions or events occurring in fiscal years beginning after December 31, 2013.

Research and Development

GE-funded research and development expenditures were $4.7 billion, $4.5 billion and $4.6 billion in 2013, 2012 and 2011, respectively. In addition, research and development funding from customers, principally the U.S. government, totaled $0.7 billion, $0.7 billion and $0.8 billion in 2013, 2012 and 2011, respectively. Aviation accounts for the largest share of GE’s research and development expenditures with funding from both GE and external funds. Power & Water and Healthcare also made significant expenditures funded primarily by GE.

Orders and Backlog

GE infrastructure equipment orders increased 14% to $60.6 billion and services orders increased 1% to $43.8 billion at December 31, 2013. Total GE infrastructure backlog increased 16% to $244.1 billion at December 31, 2013, composed of equipment backlog of $63.9 billion and services backlog of $180.2 billion. Orders constituting backlog may be cancelled or deferred by customers, subject in certain cases to penalties. See the Segment Operations section of this Item for further information.

Supplemental Information

Financial Measures that Supplement Generally Accepted Accounting Principles

We sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under U.S. Securities and Exchange Commission rules. Specifically, we have referred, in various sections of this Form 10-K Report, to:

•	Industrial cash flows from operating activities (Industrial CFOA) and GE CFOA excluding the effects of NBCU deal-related taxes

•	Operating earnings, operating EPS, operating EPS excluding the effects of the 2011 preferred stock redemption and Industrial operating earnings

•	Operating and non-operating pension costs

•	Average GE shareowners’ equity, excluding effects of discontinued operations

•	Ratio of adjusted debt to equity at GECC, net of adjusted cash and equivalents and with classification of hybrid debt as equity

(80)

•	GE Capital ending net investment (ENI), excluding cash and equivalents

•
GE pre-tax earnings from continuing operations, excluding GECC earnings from continuing operations, the corresponding effective tax rates and the reconciliation of the U.S. federal statutory income tax rate to GE effective tax rate, excluding GECC earnings

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

Industrial Cash Flows from Operating Activities (Industrial CFOA) and GE CFOA Excluding the Effects of NBCU Deal-Related Taxes
(In millions)	2013	2012	2011	2010	2009

Cash from GE's operating
activities, as reported	$14,255	$17,826	$12,057	$14,746	$16,405
Less dividends from GECC	5,985	6,426	-	-	-
Cash from GE's operating
activities, excluding dividends
from GECC (Industrial CFOA)	$8,270	$11,400	$12,057	$14,746	$16,405

Cash from GE's operating
activities, as reported	$14,255
Adjustment: effects of NBCU
deal-related taxes	3,184
GE CFOA excluding effects of NBCU
deal-related taxes	$17,439

We refer to cash generated by our industrial businesses as "Industrial CFOA," which we define as GE’s cash from continuing operating activities less the amount of dividends received by GE from GECC. This includes the effects of intercompany transactions, including GE customer receivables sold to GECC; GECC services for trade receivables management and material procurement; buildings and equipment (including automobiles) leased between GE and GECC; information technology (IT) and other services sold to GECC by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GECC from third-party producers for lease to others; and various investments, loans and allocations of GE corporate overhead costs. We believe that investors may find it useful to compare GE’s operating cash flows without the effect of GECC dividends, since these dividends are not representative of the operating cash flows of our industrial businesses and can vary from period-to-period based upon the results of the financial services businesses. We also believe that investors may find it useful to compare Industrial CFOA excluding the effects of taxes paid related to the NBCU transaction. Management recognizes that these measures may not be comparable to cash flow results of companies that contain both industrial and financial services businesses, but believes that this comparison is aided by the provision of additional information about the amounts of dividends paid by our financial services business and the separate presentation in our financial statements of the Financial Services (GECC) cash flows. We believe that our measures of Industrial CFOA and CFOA excluding NBCU deal-related taxes provide management and investors with useful measures to compare the capacity of our industrial operations to generate operating cash flows with the operating cash flows of other non-financial businesses and companies and as such provide useful measures to supplement the reported GAAP CFOA measure.

(81)

Operating Earnings, Operating EPS and Operating EPS Excluding the Effects of the 2011 Preferred Stock Redemption

(In millions; except earnings per share)	2013	2012	2011	2010	2009

Earnings from continuing operations attributable to GE	$15,177	$14,624	$14,122	$12,577	$10,993
Adjustment (net of tax): non-operating pension costs (income)	1,705	1,386	688	(204)	(967)
Operating earnings	$16,882	$16,010	$14,810	$12,373	$10,026

Earnings per share – diluted(a)
Continuing earnings per share	$1.47	$1.38	$1.23	$1.15	$1.00
Adjustment (net of tax): non-operating pension costs (income)	0.16	0.13	0.06	(0.02)	(0.09)
Operating earnings per share	1.64	1.51	1.30	1.13	0.91

Less: Effects of the 2011 preferred stock redemption	-	-	0.08	-	-
Operating EPS excluding the effects of the 2011 preferred stock
redemption	$1.64	$1.51	$1.37	$1.13	$0.91

(a)	Earnings-per-share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.

Industrial Operating Earnings
(In millions)	2013

Earnings from continuing operations attributable to GE	$15,177
Adjustments (net of tax): non-operating pension costs (income)	1,705
Operating earnings	16,882

Less GECC earnings from continuing
operations attributable to the Company	8,258
Less effect of GECC preferred stock dividends	(298)

Operating earnings excluding GECC earnings
from continuing operations and the effect of GECC preferred stock dividends
(Industrial operating earnings)	$8,922

Industrial operating earnings as a percentage of
operating earnings	53%

Operating earnings excludes non-service-related pension costs of our principal pension plans comprising interest cost, expected return on plan assets and amortization of actuarial gains/losses. The service cost and prior service cost components of our principal pension plans are included in operating earnings. We believe that these components of pension cost better reflect the ongoing service-related costs of providing pension benefits to our employees. As such, we believe that our measure of operating earnings provides management and investors with a useful measure of the operational results of our business. Other components of GAAP pension cost are mainly driven by capital allocation decisions and market performance, and we manage these separately from the operational performance of our businesses. Neither GAAP nor operating pension costs are necessarily indicative of the current or future cash flow requirements related to our pension plan. We also believe that this measure, considered along with the corresponding GAAP measure, provides management and investors with additional information for comparison of our operating results to the operating results of other companies. We believe that presenting operating earnings separately for our industrial businesses also provides management and investors with useful information about the relative size of our industrial and financial services businesses in relation to the total company. We also believe that operating EPS excluding the effects of the $0.8 billion preferred dividend related to the redemption of our preferred stock (calculated as the difference between the carrying value and the redemption value of the preferred stock) is a meaningful measure because it increases the comparability of period-to-period results.

(82)

Operating and Non-Operating Pension Costs
(In millions)	2013	2012	2011

Service cost for benefits earned	$1,535	$1,387	$1,195
Prior service cost amortization	246	279	194
Operating pension costs	1,781	1,666	1,389

Expected return on plan assets	(3,500)	(3,768)	(3,940)
Interest cost on benefit obligations	2,460	2,479	2,662
Net actuarial loss amortization	3,664	3,421	2,335
Non-operating pension costs	2,624	2,132	1,057

Total principal pension plans costs	$4,405	$3,798	$2,446

We have provided the operating and non-operating components of cost for our principal pension plans. Operating pension costs comprise the service cost of benefits earned and prior service cost amortization for our principal pension plans. Non-operating pension costs comprise the expected return on plan assets, interest cost on benefit obligations and net actuarial loss amortization for our principal pension plans. We believe that the operating components of pension costs better reflect the ongoing service-related costs of providing pension benefits to our employees. We believe that the operating and non-operating components of cost for our principal pension plans, considered along with the corresponding GAAP measure, provide management and investors with additional information for comparison of our pension plan costs and operating results with the pension plan costs and operating results of other companies.

Average GE Shareowners' Equity, Excluding Effects of Discontinued Operations(a)
December 31 (In millions)	2013	2012	2011	2010	2009

Average GE shareowners’
equity(b)	$124,501	$120,411	$122,289	$116,179	$110,535
Less the effects of the
average net investment in
discontinued operations	(167)	(478)	4,924	13,819	17,432
Average GE shareowners’
equity, excluding effects of
discontinued operations(a)	$124,668	$120,889	$117,365	$102,360	$93,103

(a)        Used for computing return on average GE shareowners’ equity and return on average total capital invested (ROTC).

(b)	On an annual basis, calculated using a five-point average.

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

(83)

Ratio of Adjusted Debt to Equity at GECC, Net of Adjusted Cash and Equivalents and with Classification of Hybrid Debt as Equity

December 31 (Dollars in millions)	2013	2012	2011	2010	2009

GECC debt	$371,062	$397,039	$442,830	$470,363	$493,224
Add debt of businesses held for sale
and discontinued operations	316	403	527	575	7,136
Adjusted GECC debt	371,378	397,442	443,357	470,938	500,360
Less cash and equivalents	74,873	61,853	76,641	60,231	62,565
Less cash of businesses held for sale
and discontinued operations	236	265	332	222	1,975
Less hybrid debt	7,725	7,725	7,725	7,725	7,725
	$288,544	$327,599	$358,659	$402,760	$428,095

GECC equity	$82,694	$81,890	$77,110	$68,984	$70,833
Plus hybrid debt	7,725	7,725	7,725	7,725	7,725
	$90,419	$89,615	$84,835	$76,709	$78,558

Ratio	3.19:1	3.66:1	4.23:1	5.25:1	5.45:1

We have provided the GECC ratio of debt to equity on a basis that reflects the use of cash and equivalents as a reduction of debt, and long-term debt due in 2066 and 2067 classified as equity. For purposes of this ratio, we have also adjusted cash and debt balances to include amounts classified as assets and liabilities of businesses held for sale and discontinued operations. We believe that this is a useful comparison to a GAAP-based ratio of debt to equity because cash balances may be used to reduce debt and because this long-term debt has equity-like characteristics. The usefulness of this supplemental measure may be limited, however, as the total amount of cash and equivalents at any point in time may be different than the amount that could practically be applied to reduce outstanding debt, and it may not be advantageous or practical to replace certain long-term debt with equity. Despite these potential limitations, we believe that this measure, considered along with the corresponding GAAP measure, provides investors with additional information that may be more comparable to other financial institutions and businesses.

GE Capital Ending Net Investment (ENI), Excluding Cash and Equivalents
December 31,
(In billions)	2013

Financial Services (GECC) total assets	$512.0
Adjustment: deferred income taxes	4.8
GECC total assets	516.8
Less assets of discontinued operations	2.3
Less non-interest-bearing liabilities	59.3
GE Capital ENI	455.2
Less cash and equivalents	74.9
GE Capital ENI, excluding cash and equivalents	$380.3

We use ENI to measure the size of our GE Capital segment. We believe that this measure is a useful indicator of the capital (debt or equity) required to fund a business as it adjusts for non-interest-bearing current liabilities generated in the normal course of business that do not require a capital outlay. We also believe that by excluding cash and equivalents, we provide a meaningful measure of assets requiring capital to fund our GE Capital segment, as a substantial amount of this cash and equivalents resulted from debt issuances to pre-fund future debt maturities and will not be used to fund additional assets. Providing this measure will help investors measure how we are performing against our previously communicated goal to reduce the size of our financial services segment.

(84)

GE Pre-Tax Earnings from Continuing Operations, Excluding GECC Earnings from Continuing Operations and the Corresponding Effective Tax Rates

(Dollars in millions)	2013	2012	2011

GE earnings from continuing operations before income taxes	$17,090	$16,797	$19,126
Less GECC earnings from continuing operations	8,258	7,345	6,480
Total	$8,832	$9,452	$12,646

GE provision for income taxes	$1,668	$2,013	$4,839
GE effective tax rate, excluding GECC earnings	18.9%	21.3%	38.3%

Reconciliation of U.S. Federal Statutory Income Tax Rate to GE Effective Tax Rate, Excluding GECC Earnings
	2013	2012	2011

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Reduction in rate resulting from
Tax on global activities including exports	(7.9)	(7.6)	(7.9)
U.S. business credits	(2.8)	(1.2)	(2.3)
NBCU gain	(1.3)	-	14.9
All other – net	(4.1)	(4.9)	(1.4)
	(16.1)	(13.7)	3.3
GE effective tax rate, excluding GECC earnings	18.9%	21.3%	38.3%

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

(85)

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

Ending Net Investment (ENI) The total capital we have invested in the financial services business. It is the sum of short-term borrowings, long-term borrowings and equity (excluding noncontrolling interests) adjusted for unrealized gains and losses on investment securities and hedging instruments. Alternatively, it is the amount of assets of continuing operations less the amount of non-interest-bearing liabilities.

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

(86)

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

Monetization Sale of financial assets to a third party for cash. For example, we sell certain loans, credit card receivables and trade receivables to third-party financial buyers, typically providing at least some credit protection and often agreeing to provide collection and processing services for a fee. Monetization normally results in gains on interest-bearing assets and losses on non-interest-bearing assets. See “Securitization” and “Variable interest entity.”

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

(87)

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

Product services For purposes of the financial statement display of sales and costs of sales in our Statement of Earnings, “goods” is required by U.S. Securities and Exchange Commission regulations to include all sales of tangible products, and “services” must include all other sales, including other services activities. In our Management’s Discussion and Analysis of Operations, we refer to sales under product services agreements and sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs) as sales of “product services,” which is an important part of our operations.

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

Progress collections Billings and payments received on customer contracts before the related revenue is recognized.

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

Return on average GE shareowners’ equity Earnings from continuing operations before accounting changes divided by average GE shareowners’ equity, excluding effects of discontinued operations (on an annual basis, calculated using a five-point average). Average GE shareowners’ equity, excluding effects of discontinued operations, as of the end of each of the years in the five-year period ended December 31 of the year for which the ratio is calculated is described in the Supplemental Information section.

Return on average total capital invested For GE, earnings from continuing operations before accounting changes plus the sum of after-tax interest and other financial charges and noncontrolling interests, divided by the sum of the averages of total shareowners’ equity (excluding effects of discontinued operations), borrowings, mandatorily redeemable preferred stock and noncontrolling interests (on an annual basis, calculated using a five-point average). Average total shareowners’ equity, excluding effects of discontinued operations as of the end of each of the years in the five-year period ended December 31 of the year for which the ratio is calculated is described in the Supplemental Information section.

(88)

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

Subprime For purposes of Consumer-related discussion, subprime includes consumer finance products like mortgage, auto, cards, sales finance and personal loans to U.S. and global borrowers whose credit score implies a higher probability of default based upon GECC's proprietary scoring models and definitions, which add various qualitative and quantitative factors to a base credit score such as a FICO score or global bureau score. Although FICO and global bureau credit scores are a widely accepted rating of individual consumer creditworthiness, the internally modeled scores are more reflective of the behavior and default risks in the portfolio compared with stand-alone generic bureau scores.

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

(89)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information about our global risk management can be found in the Operations – Global Risk Management, GE Capital Risk Management and Oversight and Financial Resources and Liquidity and Borrowings – Funding Plan – Exchange Rate and Interest Rate Risks sections in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

Item 8. Financial Statements and Supplementary Data.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2013, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. Their report follows.

/s/ Jeffrey R. Immelt	/s/ Jeffrey S. Bornstein
Jeffrey R. Immelt	Jeffrey S. Bornstein
Chairman of the Board and Chief Executive Officer February 27, 2014	Senior Vice President and Chief Financial Officer

(90)

Report of Independent Registered Public Accounting Firm

To Shareowners and Board of Directors
of General Electric Company:

We have audited the accompanying statement of financial position of General Electric Company and consolidated affiliates (the “Company”) as of December 31, 2013 and 2012, and the related statements of earnings, comprehensive income, changes in shareowners’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

(91)

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of General Electric Company and consolidated affiliates as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by COSO.

Our audits of the consolidated financial statements were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The accompanying consolidating information appearing on pages 95, 98 and 100 is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations and cash flows of the individual entities. The consolidating information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

/s/ KPMG LLP

Stamford, Connecticut February 27, 2014

(92)

Audited Financial Statements and Notes

1	Basis of Presentation and Summary of Significant Accounting Policies	101
2	Assets and Liabilities of Businesses Held for Sale and Discontinued Operations	113
3	Investment Securities	120
4	Current Receivables	124
5	Inventories	124
6	GECC Financing Receivables, Allowance for Losses on Financing Receivables and Supplemental Information on Credit Quality	125
7	Property, Plant and Equipment	139
8	Goodwill and Other Intangible Assets	140
9	All Other Assets	143
10	Borrowings and Bank Deposits	144
11	Investment Contracts, Insurance Liabilities and Insurance Annuity Benefits	146
12	Postretirement Benefit Plans	146
13	All Other Liabilities	156
14	Income Taxes	157
15	Shareowners’ Equity	161
16	Other Stock-related Information	165
17	Other Income	168
18	GECC Revenues from Services	169
19	Supplemental Cost Information	169
20	Earnings Per Share Information	170
21	Fair Value Measurements	171
22	Financial Instruments	177
23	Variable Interest Entities	183
24	Commitments and Guarantees	186
25	Supplemental Cash Flows Information	187
26	Intercompany Transactions	188
27	Operating Segments	188
28	Quarterly Information (unaudited)	192

(93)

Statement of Earnings
	General Electric Company
	and consolidated affiliates
For the years ended December 31 (In millions; per-share amounts in dollars)	2013	2012	2011

Revenues and other income
Sales of goods	$71,873	$72,991	$66,874
Sales of services	28,669	27,158	27,648
Other income (Note 17)	3,108	2,563	5,063
GECC earnings from continuing operations	-	-	-
GECC revenues from services (Note 18)	42,395	43,972	46,957
Total revenues and other income	146,045	146,684	146,542

Costs and expenses (Note 19)
Cost of goods sold	57,867	56,785	51,455
Cost of services sold	19,274	17,525	16,823
Interest and other financial charges	10,116	12,407	14,422
Investment contracts, insurance losses and
insurance annuity benefits	2,676	2,857	2,912
Provision for losses on financing
receivables (Note 6)	4,818	3,832	3,930
Other costs and expenses	35,143	35,897	36,841
Total costs and expenses	129,894	129,303	126,383

Earnings from continuing operations
before income taxes	16,151	17,381	20,159
Benefit (provision) for income taxes (Note 14)	(676)	(2,534)	(5,745)
Earnings from continuing operations	15,475	14,847	14,414
Earnings (loss) from discontinued operations,
net of taxes (Note 2)	(2,120)	(983)	29
Net earnings	13,355	13,864	14,443
Less net earnings attributable to
noncontrolling interests	298	223	292
Net earnings attributable to the Company	13,057	13,641	14,151
Preferred stock dividends declared	-	-	(1,031)
Net earnings attributable to GE common
shareowners	$13,057	$13,641	$13,120

Amounts attributable to the Company
Earnings from continuing operations	$15,177	$14,624	$14,122
Earnings (loss) from discontinued operations,
net of taxes	(2,120)	(983)	29
Net earnings attributable to the Company	$13,057	$13,641	$14,151

Per-share amounts (Note 20)
Earnings from continuing operations
Diluted earnings per share	$1.47	$1.38	$1.23
Basic earnings per share	1.48	1.39	1.23

Net earnings
Diluted earnings per share	1.27	1.29	1.23
Basic earnings per share	1.28	1.29	1.24

Dividends declared per share	0.79	0.70	0.61

See Note 3 for other-than-temporary impairment amounts.

See accompanying notes.

(94)

Statement of Earnings (Continued)
For the years ended December 31	GE(a)			GECC
(In millions; per-share amounts in dollars)	2013	2012	2011	2013	2012	2011

Revenues and other income
Sales of goods	$71,951	$73,304	$67,011	$126	$119	$148
Sales of services	29,063	27,571	28,024	-	-	-
Other income (Note 17)	2,886	2,657	5,268	-	-	-
GECC earnings from continuing operations	8,258	7,345	6,480	-	-	-
GECC revenues from services (Note 18)	-	-	-	43,941	45,245	48,176
Total revenues and other income	112,158	110,877	106,783	44,067	45,364	48,324

Costs and expenses (Note 19)
Cost of goods sold	57,962	57,118	51,605	108	99	135
Cost of services sold	19,668	17,938	17,199	-	-	-
Interest and other financial charges	1,333	1,353	1,299	9,267	11,596	13,760
Investment contracts, insurance losses and
insurance annuity benefits	-	-	-	2,779	2,984	3,059
Provision for losses on financing
receivables (Note 6)	-	-	-	4,818	3,832	3,930
Other costs and expenses	16,105	17,671	17,554	19,776	18,924	19,927
Total costs and expenses	95,068	94,080	87,657	36,748	37,435	40,811

Earnings from continuing operations
before income taxes	17,090	16,797	19,126	7,319	7,929	7,513
Benefit (provision) for income taxes (Note 14)	(1,668)	(2,013)	(4,839)	992	(521)	(906)
Earnings from continuing operations	15,422	14,784	14,287	8,311	7,408	6,607
Earnings (loss) from discontinued operations,
net of taxes (Note 2)	(2,120)	(983)	29	(2,054)	(1,130)	30
Net earnings	13,302	13,801	14,316	6,257	6,278	6,637
Less net earnings attributable to
noncontrolling interests	245	160	165	53	63	127
Net earnings attributable to the Company	13,057	13,641	14,151	6,204	6,215	6,510
Preferred stock dividends declared	-	-	(1,031)	(298)	(123)	-
Net earnings attributable to GE common
shareowners	$13,057	$13,641	$13,120	$5,906	$6,092	$6,510

Amounts attributable to the Company
Earnings from continuing operations	$15,177	$14,624	$14,122	$8,258	$7,345	$6,480
Earnings (loss) from discontinued operations,
net of taxes	(2,120)	(983)	29	(2,054)	(1,130)	30
Net earnings attributable to the Company	$13,057	$13,641	$14,151	$6,204	$6,215	$6,510

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or financial services), which is presented on a one-line basis. See Note 1.

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

(95)

Consolidated Statement of Comprehensive Income

For the years ended December 31 (In millions)	2013	2012	2011

Net earnings	$13,355	$13,864	$14,443
Less: net earnings (loss) attributable to noncontrolling interests	298	223	292
Net earnings attributable to GE	$13,057	$13,641	$14,151

Other comprehensive income (loss)
Investment securities	$(374)	$705	$608
Currency translation adjustments	(308)	300	180
Cash flow hedges	467	453	118
Benefit plans	11,300	2,299	(7,040)
Other comprehensive income (loss)	11,085	3,757	(6,134)
Less: other comprehensive income (loss) attributable to noncontrolling interests	(25)	13	(15)
Other comprehensive income (loss) attributable to GE	$11,110	$3,744	$(6,119)

Comprehensive income	$24,440	$17,621	$8,309
Less: comprehensive income attributable to noncontrolling interests	273	236	277
Comprehensive income attributable to GE	$24,167	$17,385	$8,032

Amounts presented net of taxes. See Note 15 for further information about other comprehensive income and noncontrolling interests.

See accompanying notes.

Consolidated Statement of Changes in Shareowners' Equity

(In millions)	2013	2012	2011

GE shareowners' equity balance at January 1	$123,026	$116,438	$118,936
Increases from net earnings attributable to the Company	13,057	13,641	14,151
Dividends and other transactions with shareowners	(8,061)	(7,372)	(7,502)
Other comprehensive income (loss) attributable to GE	11,110	3,744	(6,119)
Net sales (purchases) of shares for treasury	(7,990)	(2,802)	169
Changes in other capital	(576)	(623)	(3,197)
Ending balance at December 31	130,566	123,026	116,438
Noncontrolling interests	6,217	5,444	1,696
Total equity balance at December 31	$136,783	$128,470	$118,134

See Note 15 for further information about changes in shareowners’ equity.

See accompanying notes.

(96)

Statement of Financial Position
	General Electric Company
	and consolidated affiliates
At December 31 (In millions, except share amounts)	2013	2012

Assets
Cash and equivalents	$88,555	$77,268
Investment securities (Note 3)	43,981	48,510
Current receivables (Note 4)	21,388	19,902
Inventories (Note 5)	17,325	15,374
Financing receivables – net (Note 6)	241,940	257,238
Other GECC receivables	9,114	7,864
Property, plant and equipment – net (Note 7)	68,827	68,633
Investment in GECC	-	-
Goodwill (Note 8)	77,648	73,114
Other intangible assets – net (Note 8)	14,310	11,980
All other assets (Note 9)	70,808	101,644
Deferred income taxes (Note 14)	275	(54)
Assets of businesses held for sale (Note 2)	50	211
Assets of discontinued operations (Note 2)	2,339	3,315
Total assets(a)	$656,560	$684,999

Liabilities and equity
Short-term borrowings (Note 10)	$77,890	$101,392
Accounts payable, principally trade accounts	16,471	15,654
Progress collections and price adjustments
accrued	13,125	10,877
Dividends payable	2,220	1,980
Other GE current liabilities	13,381	14,895
Non-recourse borrowings of consolidated
securitization entities (Note 10)	30,124	30,123
Bank deposits (Note 10)	53,361	46,200
Long-term borrowings (Note 10)	221,665	236,084
Investment contracts, insurance liabilities
and insurance annuity benefits (Note 11)	26,544	28,268
All other liabilities (Note 13)	61,057	68,166
Liabilities of businesses held for sale (Note 2)	6	157
Liabilities of discontinued operations (Note 2)	3,933	2,733
Total liabilities(a)	519,777	556,529

GECC preferred stock (50,000 and 40,000 shares outstanding at
year-end 2013 and 2012, respectively)	-	-
Common stock (10,060,881,000 and 10,405,625,000
shares outstanding at year-end 2013 and 2012, respectively)	702	702
Accumulated other comprehensive income attributable to GE(b)
Investment securities	307	677
Currency translation adjustments	126	412
Cash flow hedges	(257)	(722)
Benefit plans	(9,296)	(20,597)
Other capital	32,494	33,070
Retained earnings	149,051	144,055
Less common stock held in treasury	(42,561)	(34,571)

Total GE shareowners’ equity	130,566	123,026
Noncontrolling interests(c)	6,217	5,444
Total equity (Notes 15 and 16)	136,783	128,470

Total liabilities and equity	$656,560	$684,999

(a)
Our consolidated assets at December 31, 2013 include total assets of $47,367 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets include net financing receivables of $41,420 million and investment securities of $3,830 million. Our consolidated liabilities at December 31, 2013 include liabilities of certain VIEs for which the VIE creditors do not have recourse to GE. These liabilities include non-recourse borrowings of consolidated securitization entities (CSEs) of $28,574 million. See Note 23.

(b)	The sum of accumulated other comprehensive income attributable to GE was $(9,120) million and $(20,230) million at December 31, 2013 and 2012, respectively.

(c)	Included accumulated other comprehensive income attributable to noncontrolling interests of $(180) million and $(155) million at December 31, 2013 and 2012, respectively.

See accompanying notes.

(97)

Statement of Financial Position (Continued)

	GE(a)		GECC
At December 31 (In millions, except share amounts)	2013	2012	2013	2012

Assets
Cash and equivalents	$13,682	$15,509	$74,873	$61,853
Investment securities (Note 3)	323	74	43,662	48,439
Current receivables (Note 4)	10,970	9,274	-	-
Inventories (Note 5)	17,257	15,295	68	79
Financing receivables – net (Note 6)	-	-	253,029	268,161
Other GECC receivables	-	-	16,513	13,891
Property, plant and equipment – net (Note 7)	17,574	16,033	51,607	52,967
Investment in GECC	77,745	77,930	-	-
Goodwill (Note 8)	51,453	46,143	26,195	26,971
Other intangible assets – net (Note 8)	13,180	10,700	1,136	1,287
All other assets (Note 9)	23,708	39,534	47,366	62,186
Deferred income taxes (Note 14)	5,061	5,946	(4,786)	(6,000)
Assets of businesses held for sale (Note 2)	-	-	50	211
Assets of discontinued operations (Note 2)	9	9	2,330	3,306
Total assets	$230,962	$236,447	$512,043	$533,351

Liabilities and equity
Short-term borrowings (Note 10)	$1,841	$6,041	$77,298	$95,940
Accounts payable, principally trade accounts	16,353	14,259	6,549	6,256
Progress collections and price adjustments
accrued	13,152	10,877	-	-
Dividends payable	2,220	1,980	-	-
Other GE current liabilities	13,381	14,896	-	-
Non-recourse borrowings of consolidated
securitization entities (Note 10)	-	-	30,124	30,123
Bank deposits (Note 10)	-	-	53,361	46,200
Long-term borrowings (Note 10)	11,515	11,428	210,279	224,776
Investment contracts, insurance liabilities
and insurance annuity benefits (Note 11)	-	-	26,979	28,696
All other liabilities (Note 13)	40,955	53,093	20,531	15,943
Liabilities of businesses held for sale (Note 2)	-	-	6	157
Liabilities of discontinued operations (Note 2)	143	70	3,790	2,663
Total liabilities	99,560	112,644	428,917	450,754

GECC preferred stock (50,000 shares and 40,000 shares outstanding at
year-end 2013 and 2012, respectively)	-	-	-	-
Common stock (10,060,881,000 and 10,405,625,000
shares outstanding at year-end 2013 and 2012, respectively)	702	702	-	-
Accumulated other comprehensive income attributable to GE
Investment securities	307	677	309	673
Currency translation adjustments	126	412	(687)	(131)
Cash flow hedges	(257)	(722)	(293)	(746)
Benefit plans	(9,296)	(20,597)	(363)	(736)
Other capital	32,494	33,070	32,563	31,586
Retained earnings	149,051	144,055	51,165	51,244
Less common stock held in treasury	(42,561)	(34,571)	-	-

Total GE shareowners’ equity	130,566	123,026	82,694	81,890
Noncontrolling interests	836	777	432	707
Total equity (Notes 15 and 16)	131,402	123,803	83,126	82,597

Total liabilities and equity	$230,962	$236,447	$512,043	$533,351

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or financial services), which is presented on a one-line basis. See Note 1.

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

(98)

Statement of Cash Flows
	General Electric Company and consolidated affiliates
For the years ended December 31 (In millions)	2013	2012	2011

Cash flows – operating activities
Net earnings	$13,355	$13,864	$14,443
Less net earnings attributable to noncontrolling interests	298	223	292
Net earnings attributable to the Company	13,057	13,641	14,151
(Earnings) loss from discontinued operations	2,120	983	(29)
Adjustments to reconcile net earnings attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property,
plant and equipment	9,762	9,192	8,986
Earnings from continuing operations retained by GECC	-	-	-
Deferred income taxes	(3,295)	(1,152)	(204)
Decrease (increase) in GE current receivables	(485)	(879)	(670)
Decrease (increase) in inventories	(1,368)	(1,274)	(1,168)
Increase (decrease) in accounts payable	360	(437)	1,204
Increase (decrease) in GE progress collections	1,893	(920)	(1,146)
Provision for losses on GECC financing receivables	4,818	3,832	3,930
All other operating activities	2,175	8,029	7,057
Cash from (used for) operating activities – continuing
operations	29,037	31,015	32,111
Cash from (used for) operating activities – discontinued
operations	(458)	316	1,248
Cash from (used for) operating activities	28,579	31,331	33,359

Cash flows – investing activities
Additions to property, plant and equipment	(13,458)	(15,119)	(12,637)
Dispositions of property, plant and equipment	5,883	6,184	5,867
Net decrease (increase) in GECC financing receivables	2,715	6,979	14,785
Proceeds from sales of discontinued operations	528	227	8,950
Proceeds from principal business dispositions	3,324	3,618	8,877
Proceeds from sale of equity interest in NBCU LLC	16,699	-	-
Net cash from (payments for) principal businesses purchased	(1,642)	(1,456)	(11,202)
All other investing activities	14,625	11,157	6,527
Cash from (used for) investing activities – continuing
operations	28,674	11,590	21,167
Cash from (used for) investing activities – discontinued
operations	443	(288)	(1,285)
Cash from (used for) investing activities	29,117	11,302	19,882

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	(14,230)	(2,231)	5,951
Net increase (decrease) in bank deposits	2,197	2,450	6,652
Newly issued debt (maturities longer than 90 days)	45,392	63,019	43,847
Repayments and other reductions (maturities longer
than 90 days)	(61,461)	(103,942)	(85,706)
Proceeds from issuance of GECC preferred stock	990	3,960	-
Repayment of preferred stock	-	-	(3,300)
Net dispositions (purchases) of GE shares for treasury	(9,278)	(4,164)	(1,456)
Dividends paid to shareowners	(7,821)	(7,189)	(6,458)
Purchases of subsidiary shares from noncontrolling interests	-	-	(4,578)
All other financing activities	(1,418)	(2,958)	(1,867)
Cash from (used for) financing activities – continuing
operations	(45,629)	(51,055)	(46,915)
Cash from (used for) financing activities – discontinued
operations	56	(19)	52
Cash from (used for) financing activities	(45,573)	(51,074)	(46,863)
Effect of exchange rate changes on cash and equivalents	(795)	1,278	(841)
Increase (decrease) in cash and equivalents	11,328	(7,163)	5,537
Cash and equivalents at beginning of year	77,459	84,622	79,085
Cash and equivalents at end of year	88,787	77,459	84,622
Less cash and equivalents of discontinued operations
at end of year	232	191	182
Cash and equivalents of continuing operations
at end of year	$88,555	$77,268	$84,440
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(8,690)	$(12,717)	$(15,571)
Cash recovered (paid) during the year for income taxes	(2,487)	(3,237)	(2,919)

See accompanying notes.

(99)

Statement of Cash Flows (Continued)

	GE(a)			GECC
For the years ended December 31 (In millions)	2013	2012	2011	2013	2012	2011

Cash flows – operating activities
Net earnings	$13,302	$13,801	$14,316	$6,257	$6,278	$6,637
Less net earnings attributable to noncontrolling interests	245	160	165	53	63	127
Net earnings attributable to the Company	13,057	13,641	14,151	6,204	6,215	6,510
(Earnings) loss from discontinued operations	2,120	983	(29)	2,054	1,130	(30)
Adjustments to reconcile net earnings attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property,
plant and equipment	2,449	2,291	2,068	7,313	6,901	6,918
Earnings from continuing operations retained by GECC(b)	(2,273)	(919)	(6,480)	-	-	-
Deferred income taxes	(2,571)	(294)	(327)	(724)	(858)	123
Decrease (increase) in GE current receivables	(1,432)	1,105	(346)	-	-	-
Decrease (increase) in inventories	(1,351)	(1,204)	(1,122)	33	(27)	15
Increase (decrease) in accounts payable	809	158	1,938	73	(880)	19
Increase (decrease) in GE progress collections	1,919	(920)	(1,146)	-	-	-
Provision for losses on GECC financing receivables	-	-	-	4,818	3,832	3,930
All other operating activities	1,528	2,985	3,350	99	5,418	3,127
Cash from (used for) operating activities – continuing
operations	14,255	17,826	12,057	19,870	21,731	20,612
Cash from (used for) operating activities – discontinued
operations	(2)	-	-	(456)	316	1,248
Cash from (used for) operating activities	14,253	17,826	12,057	19,414	22,047	21,860

Cash flows – investing activities
Additions to property, plant and equipment	(3,680)	(3,937)	(2,957)	(9,978)	(11,879)	(9,869)
Dispositions of property, plant and equipment	-	-	-	5,883	6,184	5,867
Net decrease (increase) in GECC financing receivables	-	-	-	3,589	5,490	14,525
Proceeds from sales of discontinued operations	-	-	-	528	227	8,950
Proceeds from principal business dispositions	1,316	540	6,254	1,983	2,863	2,623
Proceeds from sale of equity interest in NBCU LLC	16,699	-	-	-	-	-
Net cash from (payments for) principal businesses purchased	(8,026)	(1,456)	(11,152)	6,384	-	(50)
All other investing activities	(1,488)	(564)	(384)	14,972	11,794	7,733
Cash from (used for) investing activities – continuing
operations	4,821	(5,417)	(8,239)	23,361	14,679	29,779
Cash from (used for) investing activities – discontinued
operations	2	-	-	441	(288)	(1,285)
Cash from (used for) investing activities	4,823	(5,417)	(8,239)	23,802	14,391	28,494

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	949	(890)	1,058	(13,892)	(1,401)	4,393
Net increase (decrease) in bank deposits	-	-	-	2,197	2,450	6,652
Newly issued debt (maturities longer than 90 days)	512	6,961	177	44,888	55,841	43,267
Repayments and other reductions (maturities longer
than 90 days)	(5,032)	(34)	(270)	(56,429)	(103,908)	(85,436)
Proceeds from issuance of GECC preferred stock	-	-	-	990	3,960	-
Repayment of preferred stock	-	-	(3,300)	-	-	-
Net dispositions (purchases) of GE shares for treasury	(9,278)	(4,164)	(1,456)	-	-	-
Dividends paid to shareowners	(7,821)	(7,189)	(6,458)	(6,283)	(6,549)	-
Purchases of subsidiary shares from noncontrolling
interests	-	-	(4,303)	-	-	(275)
All other financing activities	(211)	32	(75)	(909)	(2,867)	(1,792)
Cash from (used for) financing activities – continuing
operations	(20,881)	(5,284)	(14,627)	(29,438)	(52,474)	(33,191)
Cash from (used for) financing activities – discontinued
operations	-	-	-	56	(19)	52
Cash from (used for) financing activities	(20,881)	(5,284)	(14,627)	(29,382)	(52,493)	(33,139)
Effect of exchange rate changes on cash and equivalents	(22)	2	(50)	(773)	1,276	(791)
Increase (decrease) in cash and equivalents	(1,827)	7,127	(10,859)	13,061	(14,779)	16,424
Cash and equivalents at beginning of year	15,509	8,382	19,241	62,044	76,823	60,399
Cash and equivalents at end of year	13,682	15,509	8,382	75,105	62,044	76,823
Less cash and equivalents of discontinued operations
at end of year	-	-	-	232	191	182
Cash and equivalents of continuing operations
at end of year	$13,682	$15,509	$8,382	$74,873	$61,853	$76,641
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(812)	$(1,182)	$(1,177)	$(8,146)	$(12,172)	$(15,018)
Cash recovered (paid) during the year for income taxes	(4,753)	(2,987)	(2,303)	2,266	(250)	(616)

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or financial services), which is presented on a one-line basis. See Note 1.

(b)	Represents GECC earnings from continuing operations attributable to the Company, net of GECC dividends paid to GE.

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

(100)

Notes to Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP).

Consolidation

Our financial statements consolidate all of our affiliates – entities in which we have a controlling financial interest, most often because we hold a majority voting interest. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (VIE) model to the entity, otherwise the entity is evaluated under the voting interest model.

Where we hold current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in that VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. When changes occur to the design of an entity, we reconsider whether it is subject to the VIE model. We continuously evaluate whether we have a controlling financial interest in a VIE.

We hold a controlling financial interest in other entities where we currently hold, directly or indirectly, more than 50% of the voting rights or where we exercise control through substantive participating rights or as a general partner. Where we are a general partner, we consider substantive removal rights held by other partners in determining if we hold a controlling financial interest. We reevaluate whether we have a controlling financial interest in these entities when our voting or substantive participating rights change.

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

Operating Segments – These comprise our eight businesses, focused on the broad markets they serve: Power & Water, Oil & Gas, Energy Management, Aviation, Healthcare, Transportation, Appliances & Lighting (formerly Home & Business Solutions) and GE Capital. Prior-period information has been reclassified to be consistent with how we managed our businesses in 2013.

(101)

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

Preparing financial statements in conformity with U.S. GAAP requires us to make estimates based on assumptions about current, and for some estimates future, economic and market conditions (for example, unemployment, market liquidity, the real estate market, etc.), which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that in 2014 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in future impairments of investment securities, goodwill, intangibles and long-lived assets, incremental losses on financing receivables, establishment of valuation allowances on deferred tax assets and increased tax liabilities.

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

(102)

We recognize revenue on agreements for sales of goods and services under power generation unit and uprate contracts, nuclear fuel assemblies, larger oil drilling equipment projects, aeroderivative unit contracts, military development contracts, locomotive production contracts, and long-term construction projects, using long-term construction and production contract accounting. We estimate total long-term contract revenue net of price concessions as well as total contract costs. For goods sold under power generation unit and uprate contracts, nuclear fuel assemblies, aeroderivative unit contracts, military development contracts and locomotive production contracts, we recognize sales as we complete major contract-specified deliverables, most often when customers receive title to the goods or accept the services as performed. For larger oil drilling equipment projects and long-term construction projects, we recognize sales based on our progress toward contract completion measured by actual costs incurred in relation to our estimate of total expected costs. We measure long-term contract revenues by applying our contract-specific estimated margin rates to incurred costs. We routinely update our estimates of future costs for agreements in process and report any cumulative effects of such adjustments in current operations. We provide for any loss that we expect to incur on these agreements when that loss is probable.

We recognize revenue upon delivery for sales of aircraft engines, military propulsion equipment and related spare parts not sold under long-term product services agreements. Delivery of commercial engines, non-U.S. military equipment and all related spare parts occurs on shipment; delivery of military propulsion equipment sold to the U.S. government or agencies thereof occurs upon receipt of a Material Inspection and Receiving Report, DD Form 250 or Memorandum of Shipment. Commercial aircraft engines are complex equipment manufactured to customer order under a variety of sometimes complex, long-term agreements. We measure sales of commercial aircraft engines by applying our contract-specific estimated margin rates to incurred costs. We routinely update our estimates of future revenues and costs for commercial aircraft engine agreements in process and report any cumulative effects of such adjustments in current operations. Significant components of our revenue and cost estimates include price concessions and performance-related guarantees as well as material, labor and overhead costs. We measure revenue for military propulsion equipment and spare parts not subject to long-term product services agreements based on the specific contract on a specifically measured output basis. We provide for any loss that we expect to incur on these agreements when that loss is probable; consistent with industry practice, for commercial aircraft engines, we make such provision only if such losses are not recoverable from future highly probable sales of spare parts and services for those engines.

We sell product services under long-term product maintenance or extended warranty agreements in our Aviation, Power & Water, Oil & Gas and Transportation segments, where costs of performing services are incurred on other than a straight-line basis. We also sell product services in our Healthcare segment, where such costs generally are expected to be on a straight-line basis. For the Aviation, Power & Water, Oil & Gas and Transportation agreements, we recognize related sales based on the extent of our progress toward completion measured by actual costs incurred in relation to total expected costs. We routinely update our estimates of future costs for agreements in process and report any cumulative effects of such adjustments in current operations. For the Healthcare agreements, we recognize revenues on a straight-line basis and expense related costs as incurred. We provide for any loss that we expect to incur on any of these agreements when that loss is probable.

GECC Revenues from Services (Earned Income)

We use the interest method to recognize income on loans. Interest on loans includes origination, commitment and other non-refundable fees related to funding (recorded in earned income on the interest method). We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due, with the exception of consumer credit card accounts. Beginning in the fourth quarter of 2013, we continue to accrue interest on consumer credit cards until the accounts are written off in the period the account becomes 180 days past due. Previously, we stopped accruing interest on consumer credit cards when the account became 90 days past due. Previously recognized interest income that was accrued but not collected from the borrower is reversed, unless the terms of the loan agreement permit capitalization of accrued interest to the principal balance. Although we stop accruing interest in advance of payments, we recognize interest income as cash is collected when appropriate, provided the amount does not exceed that which would have been earned at the historical effective interest rate; otherwise, payments received are applied to reduce the principal balance of the loan.

(103)

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

(104)

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

"Impaired" loans are defined as larger-balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan agreement.

“Troubled debt restructurings” (TDRs) are those loans for which we have granted a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation. Such loans are classified as impaired, and are individually reviewed for specific reserves.

“Nonaccrual financing receivables” are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due, with the exception of consumer credit card accounts, for which we continue to accrue interest until the accounts are written off in the period that the account becomes 180 days past due. Although we stop accruing interest in advance of payments, we recognize interest income as cash is collected when appropriate provided the amount does not exceed that which would have been earned at the historical effective interest rate. Recently restructured financing receivables are not considered delinquent when payments are brought current according to the restructured terms, but may remain classified as nonaccrual until there has been a period of satisfactory payment performance by the borrower and future payments are reasonably assured of collection.

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

Beginning in the fourth quarter of 2013, we revised our methods for classifying financing receivables as nonaccrual and nonearning to more closely align with regulatory guidance. Under the revised methods, we continue to accrue interest on consumer credit cards until the accounts are written off in the period the account becomes 180 days past due. Previously, we stopped accruing interest on consumer credit cards when the account became 90 days past due. In addition, the revised methods limit the use of the cash basis of accounting for nonaccrual financing receivables.

As a result of these revisions, consumer credit card receivables of $1,051 million that were previously classified as both nonaccrual and nonearning were returned to accrual status in the fourth quarter of 2013. In addition, $1,524 million of Real Estate and CLL financing receivables previously classified as nonaccrual, paying in accordance with contractual terms and accounted for on the cash basis, were returned to accrual status, while $2,174 million of financing receivables previously classified as nonaccrual and accounted for on the cash basis (primarily in Real Estate and CLL) were placed into the nonearning category based on our assessment of the short-term outlook for resolution through payoff or refinance.

(105)

Given that the revised methods result in nonaccrual and nonearning amounts that are substantially the same, we plan to discontinue the reporting of nonearning financing receivables, one of our internal performance metrics, and report selected ratios related to nonaccrual financing receivables, in the first quarter of 2014.

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

(106)

We consider multiple factors in evaluating the adequacy of our allowance for losses on Real Estate financing receivables, including loan-to-value ratios, collateral values at the individual loan level, debt service coverage ratios, delinquency status, and economic factors including interest rate and real estate market forecasts. In addition to these factors, we evaluate a Real Estate loan for impairment classification if its projected loan-to-value ratio at maturity is in excess of 100%, even if the loan is currently paying in accordance with its contractual terms. Substantially all of the loans in the Real Estate portfolio are considered collateral dependent and are measured for impairment based on the fair value of collateral. If foreclosure is deemed probable or if repayment is dependent solely on the sale of collateral, we also include estimated selling costs in our reserve. Collateral values for our Real Estate loans are determined based upon internal cash flow estimates discounted at an appropriate rate and corroborated by external appraisals, as appropriate. Collateral valuations are routinely monitored and updated annually, or more frequently for changes in collateral, market and economic conditions. Further discussion on determination of fair value is in the Fair Value Measurements section below.

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

We utilize certain loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our non-U.S. residential mortgage and non-U.S. installment and revolving portfolios and include short-term (three months or less) interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We sold our U.S. residential mortgage business in 2007 and, as such, do not participate in the U.S. government-sponsored mortgage modification programs.

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

(107)

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

Write-offs on larger-balance impaired commercial loans are based on amounts deemed uncollectible and are reviewed quarterly. Write-offs are determined based on the consideration of many factors, such as expectations of the workout plan or restructuring of the loan, valuation of the collateral and the prioritization of our claim in bankruptcy. Write-offs are recognized against the allowance for losses at the earlier of transaction confirmation (for example, discounted pay-off, restructuring, foreclosure, etc.) or not later than 360 days after initial recognition of a specific reserve for a collateral dependent loan. If foreclosure is probable, the write-off is determined based on the fair value of the collateral less costs to sell. Smaller-balance, homogeneous commercial loans are written off at the earlier of when deemed uncollectible or at 180 days past due.

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

(108)

Inventories

All inventories are stated at the lower of cost or realizable values. Cost for a significant portion of GE U.S. inventories is determined on a last-in, first-out (LIFO) basis. Cost of other GE inventories is determined on a first-in, first-out (FIFO) basis. LIFO was used for 39% and 37% of GE inventories at December 31, 2013 and 2012, respectively. GECC inventories consist of finished products held for sale; cost is determined on a FIFO basis.

Goodwill and Other Intangible Assets

We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level. A reporting unit is the operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. We recognize an impairment charge if the carrying amount of a reporting unit exceeds its fair value and the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. We use a market approach, when available and appropriate, or the income approach, or a combination of both to establish fair values. When a portion of a reporting unit is disposed, goodwill is allocated to the gain or loss on disposition based on the relative fair values of the business or businesses disposed and the portion of the reporting unit that will be retained.

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

GECC Investment Contracts, Insurance Liabilities and Insurance Annuity Benefits

Certain entities that we consolidate provide guaranteed investment contracts, primarily to states, municipalities and municipal authorities.

Our insurance activities include providing insurance and reinsurance for life and health risks and providing certain annuity products. Two primary product groups are provided: traditional insurance contracts and investment contracts. Insurance contracts are contracts with significant mortality and/or morbidity risks, while investment contracts are contracts without such risks.

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

(109)

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

We maintain policies and procedures to value instruments using the best and most relevant data available. In addition, we have risk management teams that review valuation, including independent price validation for certain instruments. With regard to Level 3 valuations (including instruments valued by third parties), we perform a variety of procedures to assess the reasonableness of the valuations. Such reviews, which may be performed quarterly, monthly or weekly, include an evaluation of instruments whose fair value change exceeds predefined thresholds (and/or does not change) and consider the current interest rate, currency and credit environment, as well as other published data, such as rating agency market reports and current appraisals. These reviews are performed within each business by the asset and risk managers, pricing committees and valuation committees. A detailed review of methodologies and assumptions is performed by individuals independent of the business for individual measurements with a fair value exceeding predefined thresholds. This detailed review may include the use of a third-party valuation firm.

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

(110)

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

(111)

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

Financing Receivables and Loans Held for Sale. When available, we use observable market data, including pricing on recent closed market transactions, to value loans that are included in Level 2. When this data is unobservable, we use valuation methodologies using current market interest rate data adjusted for inherent credit risk, and such loans are included in Level 3. When appropriate, loans may be valued using collateral values (see Long-Lived Assets below).

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

Long-lived Assets, including Real Estate. Fair values of long-lived assets, including aircraft and real estate, are primarily derived internally and are based on observed sales transactions for similar assets. In other instances, for example, collateral types for which we do not have comparable observed sales transaction data, collateral values are developed internally and corroborated by external appraisal information. Adjustments to third-party valuations may be performed in circumstances where market comparables are not specific to the attributes of the specific collateral or appraisal information may not be reflective of current market conditions due to the passage of time and the occurrence of market events since receipt of the information. For real estate, fair values are based on discounted cash flow estimates that reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rents and occupancy and are corroborated by external appraisals. These investments are generally included in Level 2 or Level 3.

Retained Investments in Formerly Consolidated Subsidiaries. Upon a change in control that results in deconsolidation of a subsidiary, the fair value measurement of our retained noncontrolling stake is valued using market observable data such as quoted prices when available, or if not available, an income approach, a market approach, or a combination of both approaches as appropriate. In applying these methodologies, we rely on a number of factors, including actual operating results, future business plans, economic projections, market observable pricing multiples of similar businesses and comparable transactions, and possible control premium. These investments are generally included in Level 1 or Level 3, as appropriate, determined at the time of the transaction.

(112)

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

On July 1, 2011, we adopted FASB ASU 2011-02, an amendment to ASC 310, Receivables. This ASU provides guidance for determining whether the restructuring of a debt constitutes a TDR and requires that such actions be classified as a TDR when there is both a concession and the debtor is experiencing financial difficulties. The amendment also clarifies guidance on a creditor’s evaluation of whether it has granted a concession. The amendment applies to restructurings that have occurred subsequent to January 1, 2011. As a result of adopting these amendments on July 1, 2011, we have classified an additional $271 million of financing receivables as TDRs and have recorded an increase of $77 million to our allowance for losses on financing receivables. See Note 6.

NOTE 2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities of Businesses Held for Sale

In the first quarter of 2013, we committed to sell certain of our machining and fabrication businesses at Aviation and our Consumer auto and personal loan business in Portugal. We completed the sale of our Consumer auto and personal loan business in Portugal on July 15, 2013 for proceeds of $83 million. We completed the sale of our machining & fabrication business on December 2, 2013 for proceeds of $108 million.

In the third quarter of 2012, we completed the sale of our CLL business in South Korea for proceeds of $168 million.

(113)

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

NBCU

On January 28, 2011, we transferred the assets of the NBCU business and Comcast Corporation (Comcast) transferred certain of its assets to a newly formed entity, NBCUniversal LLC (NBCU LLC). In connection with the transaction, we received $6,176 million in cash from Comcast (which included $49 million of transaction-related cost reimbursements) and a 49% interest in NBCU LLC. Comcast held the remaining 51% interest in NBCU LLC. In connection with the transaction, we also entered into a number of agreements with Comcast governing the operation of the venture and transitional services, employee, tax and other matters. In addition, Comcast is obligated to share with us potential tax savings associated with their purchase of its 51% NBCU LLC member interest, if realized. We did not recognize these potential future payments as consideration for the sale, but record such payments in income as they are received.

Following the transaction, we deconsolidated NBCU and we accounted for our investment in NBCU LLC under the equity method. We recognized a pre-tax gain on the sale of $3,705 million ($526 million after tax). In connection with the sale, we recorded income tax expense of $3,179 million, reflecting the low tax basis in our investment in the NBCU business and the recognition of deferred tax liabilities related to our 49% investment in NBCU LLC. As our investment in NBCU LLC was structured as a partnership for U.S. tax purposes, U.S. taxes were recorded separately from the equity investment.

At December 31, 2012, the carrying amount of our equity investment in NBCU LLC was $18,887 million, reported in the “All other assets” caption in our Statement of Financial Position. At December 31, 2012, deferred tax liabilities related to our NBCU LLC investment were $4,937 million, and were reported in the “Deferred income taxes” caption in our Statement of Financial Position.

On March 19, 2013, we closed the transaction to sell our remaining 49% common equity interest in NBCU LLC to Comcast for total consideration of $16,722 million, consisting of $11,997 million in cash, $4,000 million in Comcast guaranteed debt and $725 million in preferred stock. The $4,000 million of debt and the $725 million of preferred shares were both issued by a wholly-owned subsidiary of Comcast. During the first quarter of 2013, we sold both of these investments at approximately par value. Consistent with the initial purchase of the 51% interest of NBCU LLC, Comcast is obligated to share with us potential tax savings associated with their purchase of our remaining 49% NBCU LLC interest, if realized. GECC also sold real estate comprising certain floors located at 30 Rockefeller Center, New York and the CNBC property located in Englewood Cliffs, New Jersey to affiliates of NBCU LLC for $1,430 million in cash.

As a result of the transactions, we recognized pre-tax gains of $1,096 million ($825 million after tax) on the sale of our 49% common equity interest in NBCU LLC and $921 million ($564 million after tax) on the sale of GECC’s real estate properties.

Discontinued Operations

Discontinued operations primarily comprised GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), our U.S. recreational vehicle and marine equipment financing business (Consumer RV Marine), Consumer Mexico, Consumer Singapore, our Consumer home lending operations in Australia and New Zealand (Australian Home Lending), our Consumer mortgage business in Ireland (Consumer Ireland), our CLL trailer services business in Europe (CLL Trailer Services) and our Consumer banking business in Russia (Consumer Russia). Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

(114)

Summarized financial information for discontinued operations is shown below.

(In millions)	2013	2012	2011

Operations
Total revenues and other income (loss)	$186	$191	$1,074

Earnings (loss) from discontinued operations
before income taxes	$(494)	$(586)	$(93)
Benefit (provision) for income taxes	155	198	100
Earnings (loss) from discontinued operations,
net of taxes	$(339)	$(388)	$7

Disposal
Gain (loss) on disposal before income taxes	$(2,027)	$(792)	$(329)
Benefit (provision) for income taxes	246	197	351
Gain (loss) on disposal, net of taxes	$(1,781)	$(595)	$22

Earnings (loss) from discontinued operations,
net of taxes(a)	$(2,120)	$(983)	$29

(a)
The sum of GE industrial earnings (loss) from discontinued operations, net of taxes, and GECC earnings (loss) from discontinued operations, net of taxes, is reported as GE earnings (loss) from discontinued operations, net of taxes, on the Statement of Earnings.

December 31 (In millions)	2013	2012

Assets
Cash and equivalents	$232	$191
Financing receivables - net	711	793
Property, plant and equipment - net	6	706
Other	1,390	1,625
Assets of discontinued operations	$2,339	$3,315

Liabilities
Deferred income taxes	$248	$372
Other	3,685	2,361
Liabilities of discontinued operations	$3,933	$2,733

Other assets at December 31, 2013 and 2012, primarily comprised a deferred tax asset for a loss carryforward, which expires principally in 2017 and in part in 2019, related to the sale of our GE Money Japan business.

GE Money Japan

During the third quarter of 2008, we completed the sale of GE Money Japan, which included our Japanese personal loan business. Under the terms of the sale, we reduced the proceeds from the sale for estimated refund claims in excess of the statutory interest rate. Proceeds from the sale were to be increased or decreased based on the actual claims experienced in accordance with loss-sharing terms specified in the sale agreement, with all claims in excess of 258 billion Japanese yen (approximately $3,000 million) remaining our responsibility. The underlying portfolio to which this obligation relates is in runoff status and interest rates were capped for all designated accounts by mid-2009. In the third quarter of 2010, we were required to begin making reimbursements under this arrangement.

(115)

Overall, excess interest refund claims activity has been difficult to predict and subject to several adverse factors, including the challenging global economic conditions over the last few years, the financial status of other Japanese personal lenders (including the 2010 bankruptcy of a large independent personal loan company), substantial ongoing legal advertising and consumer behavior. Since our disposition of the business, incoming claims have continued to decline; however, the pace and pattern of this decline are highly variable, difficult to predict and can have a significant effect on our estimate of this refund claims obligation.

The terms of the sale agreement provided us with a buyout option to extinguish this obligation at March 31, 2014, and on a biennial basis thereafter if we elected not to exercise our option in 2014. On February 26, 2014, we reached an agreement with the buyer in which we will pay 175 billion Japanese yen (approximately $1,700 million) to extinguish this obligation.

Our reserve for these refund claims increased from $700 million at December 31, 2012 to $1,836 million at December 31, 2013, as increases to the reserve of $1,645 million during 2013, including $1,440 million in the fourth quarter, primarily reflecting the February 26, 2014 agreement, were partially offset by refund claims payments of $361 million and the effects of a strengthening U.S. dollar against the Japanese yen of $148 million. Our reserve at December 31, 2013 represents the estimated required reimbursements for refund claims through March 31, 2014 in accordance with the 2008 sale agreement and the amount provided for under the 2014 agreement with the buyer.

GE Money Japan earnings (loss) from discontinued operations, net of taxes, were $(1,636) million, $(649) million and $(238) million in 2013, 2012 and 2011, respectively.

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

Pending repurchase claims based upon representations and warranties made in connection with loan sales were $5,643 million at December 31, 2013, $5,357 million at December 31, 2012 and $705 million at December 31, 2011. Pending claims represent those active repurchase claims that identify the specific loans tendered for repurchase and, for each loan, the alleged breach of a representation or warranty. As such, they do not include unspecified repurchase claims, such as the Litigation Claims discussed below, or claims relating to breaches of representations that were made more than six years before WMC was notified of the claim. WMC believes that these repurchase claims do not meet the substantive and procedural requirements for tender under the governing agreements, would be disallowed in legal proceedings under applicable statutes of limitations or are otherwise invalid. The amounts reported in pending claims reflect the purchase price or unpaid principal balances of the loans at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. In the fourth quarter of 2013, WMC entered into settlements that reduce its exposure on claims asserted in certain securitizations. Pending claim and Litigation Claim amounts reported herein reflect the impact of these settlements. Historically, a small percentage of the total loans WMC originated and sold have been treated as “validly tendered,” meaning the loan was subject to repurchase because there was a breach of a representation and warranty that materially and adversely affected the value of the loan, and the demanding party met all other procedural and substantive requirements for repurchase.

(116)

Reserves related to WMC pending and estimated future loan repurchase claims were $800 million at December 31, 2013, reflecting a net increase to reserves in the year ended December 31, 2013 of $167 million due to incremental claim activity and updates to WMC’s estimate of future losses. The amount of the reserve is based upon pending loan repurchase requests, WMC’s historical loss experience and evaluation of claim activity on loans tendered for repurchase.

The following table provides a roll forward of the reserve and pending repurchase claims.

	Reserve			Pending claims
(In millions)	2013	2012	(In millions)	2013	2012

Balance at January 1	$633	$143	Balance at January 1	$5,357	$705
Provision	354	500	New claims	1,259	4,838
Claim resolutions/ rescissions	(187)	(10)	Claim resolutions/ rescissions	(973)	(186)
Balance at December 31	$800	$633	Balance at December 31	$5,643	$5,357

Given the significant recent activity in pending claims and related litigation filed in connection with such claims, it is difficult to assess whether future losses will be consistent with WMC’s past experience. Adverse changes to WMC’s assumptions supporting the reserve for pending and estimated future loan repurchase claims may result in an increase to these reserves. For example, a 100% increase in the estimated loss rate on loans tendered (and assuming settlements at current demands), would result in an increase to the reserves of approximately $525 million.

As of December 31, 2013, there were 17 lawsuits involving claims made against WMC arising from alleged breaches of representations and warranties on mortgage loans included in 15 securitizations. Subsequent to December 31, 2013, three of these lawsuits were dismissed leaving 14 lawsuits remaining. WMC initiated one of the cases as the plaintiff; in the other cases WMC is a defendant. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. In 12 of these lawsuits, the adverse parties seek compensatory or other relief for mortgage loans beyond those included in WMC’s previously discussed pending claims at December 31, 2013 (Litigation Claims). These Litigation Claims consist of sampling-based claims in two cases on approximately $600 million of mortgage loans and, in the other ten cases, claims for repurchase or damages based on the alleged failure to provide notice of defective loans, breach of a corporate representation and warranty, and/or non-specific claims for rescissionary damages on approximately $6,200 million of mortgage loans at December 31, 2013. The dismissal of a lawsuit subsequent to December 31, 2013 decreased the pending claims amount by $123 million and the Litigation Claims amount by $318 million. These claims reflect the purchase price or unpaid principal balances of the loans at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. As noted above, WMC believes that the Litigation Claims conflict with the governing agreements and applicable law. As a result, WMC has not included the Litigation Claims in its pending claims or in its estimates of future loan repurchase requests and holds no related reserve as of December 31, 2013.

(117)

At this point, WMC is unable to develop a meaningful estimate of reasonably possible loss in connection with the Litigation Claims described above due to a number of factors, including the extent to which courts will agree with the theories supporting the Litigation Claims. The case law on these issues is unsettled, and while several courts have supported some of the theories underlying WMC’s legal defenses, other courts have rejected them. There are a number of pending cases, including WMC cases, which, in the coming months, could provide more certainty regarding the legal status of these claims. An adverse court decision on any of the theories supporting the Litigation Claims could increase WMC’s exposure in some or all of the 14 lawsuits, result in a reclassification of some or all of the Litigation Claims to pending claims and provoke new claims and lawsuits on additional loans. However, WMC continues to believe that it has defenses to all the claims asserted in litigation, including, for example, causation and materiality requirements, limitations on remedies for breach of representations and warranties, and the applicable statutes of limitations. To the extent WMC is required to repurchase loans, WMC’s loss also would be affected by several factors, including pay downs, accrued interest and fees, and the value of the underlying collateral. It is not possible to predict the outcome or impact of these defenses and other factors, any one of which could materially affect the amount of any loss ultimately incurred by WMC on these claims.

WMC has received claims on approximately $2,200 million of mortgage loans after the expiration of the statute of limitations as of December 31, 2013, $1,700 million of which are also included as Litigation Claims. WMC has also received unspecified indemnification demands from depositors/underwriters/sponsors of residential mortgage-backed securities (RMBS) in connection with lawsuits brought by RMBS investors concerning alleged misrepresentations in the securitization offering documents to which WMC is not a party. WMC believes that it has defenses to these demands.

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

WMC revenues and other income (loss) from discontinued operations were $(346) million, $(500) million and $(42) million in 2013, 2012 and 2011, respectively. In total, WMC’s earnings (loss) from discontinued operations, net of taxes, were $(232) million, $(337) million and $(34) million in 2013, 2012 and 2011, respectively.

Other Financial Services

In the fourth quarter of 2013, we announced the planned disposition of Consumer Russia and classified the business as discontinued operations. Consumer Russia revenues and other income (loss) from discontinued operations were $260 million, $276 million and $280 million in 2013, 2012 and 2011, respectively. Consumer Russia earnings (loss) from discontinued operations, net of taxes, were $(193) million (including a $170 million loss on the planned disposal), $33 million and $87 million in 2013, 2012 and 2011, respectively.

In the first quarter of 2013, we announced the planned disposition of CLL Trailer Services and classified the business as discontinued operations. We completed the sale in the fourth quarter of 2013 for proceeds of $528 million. CLL Trailer Services revenues and other income (loss) from discontinued operations were $271 million, $399 million and $464 million in 2013, 2012 and 2011, respectively. CLL Trailer Services earnings (loss) from discontinued operations, net of taxes, were $(2) million (including an $18 million gain on disposal), $22 million and $17 million in 2013, 2012 and 2011, respectively.

(118)

In the first quarter of 2012, we announced the planned disposition of Consumer Ireland and classified the business as discontinued operations. We completed the sale in the third quarter of 2012 for proceeds of $227 million. Consumer Ireland revenues and other income (loss) from discontinued operations were an insignificant amount, $7 million and $13 million in 2013, 2012 and 2011, respectively. Consumer Ireland earnings (loss) from discontinued operations, net of taxes, were $6 million, $(195) million (including a $121 million loss on disposal) and $(153) million in 2013, 2012 and 2011, respectively.

In the second quarter of 2011, we entered into an agreement to sell our Australian Home Lending operations and classified it as discontinued operations. As a result, we recognized an after-tax loss of $148 million in 2011. We completed the sale in the third quarter of 2011 for proceeds of approximately $4,577 million. Australian Home Lending revenues and other income (loss) from discontinued operations were an insignificant amount, $4 million and $250 million in 2013, 2012 and 2011, respectively. Australian Home Lending earnings (loss) from discontinued operations, net of taxes, were $14 million, $6 million and $(65) million in 2013, 2012 and 2011, respectively.

In the first quarter of 2011, we entered into an agreement to sell our Consumer Singapore business for $692 million. The sale was completed in the second quarter of 2011. Consumer Singapore revenues and other income (loss) from discontinued operations were $1 million, an insignificant amount and $30 million in 2013, 2012 and 2011, respectively. Consumer Singapore earnings (loss) from discontinued operations, net of taxes, were $1 million, $2 million and $333 million (including a $319 million gain on disposal) in 2013, 2012 and 2011, respectively.

The Consumer RV Marine and Consumer Mexico dispositions were completed during the first quarter and the second quarter of 2011, respectively, for proceeds of $2,365 million and $1,943 million, respectively. Consumer RV Marine revenues and other income (loss) from discontinued operations were an insignificant amount, $1 million and $11 million in 2013, 2012 and 2011, respectively. Consumer RV Marine earnings (loss) from discontinued operations, net of taxes, were $(1) million, an insignificant amount and $2 million in 2013, 2012 and 2011, respectively. Consumer Mexico revenues and other income (loss) from discontinued operations were an insignificant amount, $2 million and $67 million in 2013, 2012 and 2011, respectively. Consumer Mexico earnings (loss) from discontinued operations, net of taxes, were $(11) million, $(12) million and $30 million in 2013, 2012 and 2011, respectively.

GE Industrial

GE industrial earnings (loss) from discontinued operations, net of taxes, were $(66) million, $147 million and $(1) million in 2013, 2012 and 2011, respectively. During the fourth quarter of 2013, we recorded an increase to our tax reserve related to Spanish taxes for the years prior to our 2007 disposition of our Plastics business. During the third quarter of 2012, we resolved with the Internal Revenue Service the tax treatment of the 2007 disposition of our Plastics business, resulting in a tax benefit of $148 million. The sum of GE industrial earnings (loss) from discontinued operations, net of taxes, and GECC earnings (loss) from discontinued operations, net of taxes, is reported as GE industrial earnings (loss) from discontinued operations, net of taxes, on the Statement of Earnings.

(119)

NOTE 3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale. These comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations and supporting obligations to holders of guaranteed investment contracts (GICs) in Trinity and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries. We do not have any securities classified as held-to-maturity.

	2013				2012
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
December 31 (In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

GE
Debt
U.S. corporate	$21	$14	$-	$35	$39	$-	$-	$39
Corporate - non-U.S.	13	-	(1)	12	6	-	-	6
Equity
Available-for-sale	302	9	(41)	270	26	-	-	26
Trading	6	-	-	6	3	-	-	3
	342	23	(42)	323	74	-	-	74
GECC
Debt
U.S. corporate	19,600	2,323	(217)	21,706	20,233	4,201	(302)	24,132
State and municipal	4,245	235	(191)	4,289	4,084	575	(113)	4,546
Residential mortgage-
backed(a)	1,819	139	(48)	1,910	2,198	183	(119)	2,262
Commercial mortgage- backed	2,929	188	(82)	3,035	2,930	259	(95)	3,094
Asset-backed	7,373	60	(46)	7,387	5,784	31	(77)	5,738
Corporate - non-U.S.	1,741	103	(86)	1,758	2,391	150	(126)	2,415
Government - non-U.S.	2,336	81	(7)	2,410	1,617	149	(3)	1,763
U.S. government and
federal agency	752	45	(27)	770	3,462	103	-	3,565
Retained interests	64	8	-	72	76	7	-	83
Equity
Available-for-sale	203	51	(3)	251	513	86	(3)	596
Trading	74	-	-	74	245	-	-	245
	41,136	3,233	(707)	43,662	43,533	5,744	(838)	48,439
Eliminations	(4)	-	-	(4)	(3)	-	-	(3)
Total	$41,474	$3,256	$(749)	$43,981	$43,604	$5,744	$(838)	$48,510

(a)
Substantially collateralized by U.S. mortgages. Of our total RMBS portfolio at December 31, 2013, $1,224 million relates to securities issued by government-sponsored entities and $686 million relates to securities of private label issuers. Securities issued by private label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.

The fair value of investment securities decreased to $43,981 million at December 31, 2013, from $48,510 million at December 31, 2012, primarily due to the sale of U.S. government and federal agency securities at our treasury operations and the impact of higher interest rates.

(120)

The following tables present the estimated fair values and gross unrealized losses of our available-for-sale investment securities.

	In loss position for
	Less than 12 months				12 months or more
			Gross			Gross
	Estimated		unrealized		Estimated	unrealized
December 31 (In millions)	fair value	(a)	losses	(a)(b)	fair value	losses	(b)

2013
Debt
U.S. corporate	$2,170		$(122)		$598	$(95)
State and municipal	1,076		(82)		367	(109)
Residential mortgage-backed	232		(11)		430	(37)
Commercial mortgage-backed	396		(24)		780	(58)
Asset-backed	112		(2)		359	(44)
Corporate - non-U.S.	108		(4)		454	(83)
Government - non-U.S.	1,479		(6)		42	(1)
U.S. government and federal agency	229		(27)		254	-
Retained interests	2		-		-	-
Equity	253		(44)		-	-
Total	$6,057		$(322)		$3,284	$(427)

2012
Debt
U.S. corporate	$434		$(7)		$813	$(295)
State and municipal	146		(2)		326	(111)
Residential mortgage-backed	98		(1)		691	(118)
Commercial mortgage-backed	37		-		979	(95)
Asset-backed	18		(1)		658	(76)
Corporate - non-U.S.	167		(8)		602	(118)
Government - non-U.S.	201		(1)		37	(2)
U.S. government and federal agency	-		-		-	-
Retained interests	3		-		-	-
Equity	26		(3)		-	-
Total	$1,130		$(23)		$4,106	$(815)

(a)
The December 31, 2013 table includes the estimated fair value of and gross unrealized losses on Corporate-non-U.S. and Equity securities held by GE. The estimated fair value of and gross unrealized losses on Corporate-non-U.S. securities held by GE were $12 million and $(1) million, respectively. The estimated fair value of and gross unrealized losses on Equity securities held by GE were $222 million and $(41) million, respectively.

(b)	Includes gross unrealized losses at December 31, 2013 of $(99) million related to securities that had other-than-temporary impairments previously recognized.

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

(121)

The vast majority of our RMBS have investment-grade credit ratings from the major rating agencies and are in a senior position in the capital structure of the deals. Of our total RMBS at December 31, 2013 and 2012, approximately $378 million and $471 million, respectively, relate to residential subprime credit, primarily supporting our guaranteed investment contracts. These are collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. In addition, of the total residential subprime credit exposure at December 31, 2013 and 2012, approximately $285 million and $219 million, respectively, was insured by Monoline insurers (Monolines) on which we continue to place reliance.

Our commercial mortgage-backed securities (CMBS) portfolio is collateralized by both diversified pools of mortgages that were originated for securitization (conduit CMBS) and pools of large loans backed by high-quality properties (large loan CMBS), a majority of which were originated in 2007 and 2006. The vast majority of the securities in our CMBS portfolio have investment-grade credit ratings and are in a senior position in the capital structure of the deals.

Our asset-backed securities (ABS) portfolio is collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries, as well as a variety of diversified pools of assets such as student loans and credit cards. The vast majority of our ABS are in a senior position in the capital structure of the deals. In addition, substantially all of the securities that are below investment-grade are in an unrealized gain position.

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

During 2013, we recorded pre-tax, other-than-temporary impairments of $798 million, of which $767 million was recorded through earnings ($15 million relates to equity securities) and $31 million was recorded in accumulated other comprehensive income (AOCI). At January 1, 2013, cumulative impairments recognized in earnings associated with debt securities still held were $588 million. During 2013, we recognized first-time impairments of $389 million and incremental charges on previously impaired securities of $336 million. Of these cumulative amounts recognized through December 31, 2013, $120 million related to securities that were subsequently sold before the end of 2013.

During 2012, we recorded pre-tax, other-than-temporary impairments of $193 million, of which $141 million was recorded through earnings ($39 million relates to equity securities) and $52 million was recorded in AOCI. At January 1, 2012, cumulative impairments recognized in earnings associated with debt securities still held were $726 million. During 2012, we recognized first-time impairments of $27 million and incremental charges on previously impaired securities of $40 million. Of these cumulative amounts recognized through December 31, 2012, $219 million related to securities that were subsequently sold before the end of 2012.

During 2011, we recorded pre-tax, other-than-temporary impairments of $467 million, of which $387 million was recorded through earnings ($81 million relates to equity securities) and $80 million was recorded in AOCI. At January 1, 2011, cumulative impairments recognized in earnings associated with debt securities still held were $500 million. During 2011, we recognized first-time impairments of $58 million and incremental charges on previously impaired securities of $230 million. Of these cumulative amounts recognized through December 31, 2011, $62 million related to securities that were subsequently sold before the end of 2011.

(122)

Contractual Maturities of Investment in Available-for-Sale Debt Securities (Excluding Mortgage-Backed
and Asset-Backed Securities)
	Amortized	Estimated
(In millions)	cost	fair value

Due
Within one year	$2,397	$2,417
After one year through five years	3,303	3,506
After five years through ten years	4,984	5,156
After ten years	18,024	19,901

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

(In millions)	2013	2012	2011

GE
Gains	$1	$-	$-
Losses, including impairments	(20)	(1)	-
Net	(19)	(1)	-
GECC
Gains	239	177	205
Losses, including impairments	(762)	(211)	(402)
Net	(523)	(34)	(197)
Total	$(542)	$(35)	$(197)

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

Proceeds from investment securities sales and early redemptions by issuers totaled $19,276 million, $12,745 million and $15,606 million in 2013, 2012 and 2011, respectively, principally from the sale of Comcast guaranteed debt and short-term securities in our bank subsidiaries and treasury operations.

We recognized pre-tax gains on trading securities of $48 million, $20 million and $22 million in 2013, 2012 and 2011, respectively.

(123)

NOTE 4. CURRENT RECEIVABLES

	Consolidated(a)		GE(b)
December 31 (In millions)	2013	2012	2013	2012

Power & Water	$3,895	$2,977	$2,335	$1,700
Oil & Gas	5,444	4,656	3,134	1,872
Energy Management	1,540	1,600	686	800
Aviation	4,307	4,756	2,260	2,493
Healthcare	4,398	4,253	2,029	2,012
Transportation	526	485	318	324
Appliances & Lighting	1,337	1,286	273	186
Corporate items & eliminations	388	351	377	343
	21,835	20,364	11,412	9,730
Less Allowance for Losses	(447)	(462)	(442)	(456)
Total	$21,388	$19,902	$10,970	$9,274

(a)	Included GE industrial customer receivables factored through a GECC affiliate and reported as financing receivables by GECC. See Note 26.

(b)
GE current receivables balances at December 31, 2013 and 2012, before allowance for losses, included $7,441 million and $6,283 million, respectively, from sales of goods and services to customers, and $37 million and $70 million at December 31, 2013 and 2012, respectively, from transactions with associated companies.

GE current receivables of $127 million and $114 million at December 31, 2013 and 2012, respectively, arose from sales, principally of Aviation goods and services, on open account to various agencies of the U.S. government. As a percentage of GE revenues, approximately 4% of GE sales of goods and services were to the U.S. government in 2013, 2012 and 2011.

NOTE 5. INVENTORIES

December 31 (In millions)	2013	2012

GE
Raw materials and work in process	$10,220	$9,295
Finished goods	6,726	6,020
Unbilled shipments	584	378
	17,530	15,693
Less revaluation to LIFO	(273)	(398)
	17,257	15,295
GECC
Finished goods	68	79
Total	$17,325	$15,374

(124)

NOTE 6. GECC FINANCING RECEIVABLES, ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES AND SUPPLEMENTAL INFORMATION ON CREDIT QUALITY

December 31 (In millions)	2013	2012

Loans, net of deferred income(a)	$231,268	$240,634
Investment in financing leases, net of deferred income	26,939	32,471
	258,207	273,105
Less allowance for losses	(5,178)	(4,944)
Financing receivables - net(b)	$253,029	$268,161

(a)	Deferred income was $2,013 million and $2,184 million at December 31, 2013 and 2012, respectively.

(b)
Financing receivables at December 31, 2013 and 2012 included $544 million and $750 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination.

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

(125)

Net Investment in Financing Leases

	Total financing leases		Direct financing leases(a)		Leveraged leases(b)
December 31 (In millions)	2013	2012	2013	2012	2013	2012

Total minimum lease payments receivable	$29,970	$36,451	$24,571	$29,416	$5,399	$7,035
Less principal and interest on third-party
non-recourse debt	(3,480)	(4,662)	–	–	(3,480)	(4,662)
Net rentals receivables	26,490	31,789	24,571	29,416	1,919	2,373
Estimated unguaranteed residual value
of leased assets	5,073	6,346	3,067	4,272	2,006	2,074
Less deferred income	(4,624)	(5,664)	(3,560)	(4,453)	(1,064)	(1,211)
Investment in financing leases, net of
deferred income	26,939	32,471	24,078	29,235	2,861	3,236
Less amounts to arrive at net investment
Allowance for losses	(202)	(198)	(192)	(193)	(10)	(5)
Deferred taxes	(4,075)	(4,506)	(1,783)	(2,245)	(2,292)	(2,261)
Net investment in financing leases	$22,662	$27,767	$22,103	$26,797	$559	$970

(a)	Included $317 million and $330 million of initial direct costs on direct financing leases at December 31, 2013 and 2012, respectively.

(b)
Included pre-tax income of $31 million and $81 million and income tax of $11 million and $32 million during 2013 and 2012, respectively. Net investment credits recognized on leveraged leases during 2013 and 2012 were insignificant.

Contractual Maturities

	Total	Net rentals
(In millions)	loans	receivable

Due in
2014	$54,971	$8,184
2015	19,270	6,114
2016	19,619	4,209
2017	17,281	2,733
2018	14,714	1,798
2019 and later	43,121	3,452
	168,976	26,490
Consumer revolving loans	62,292	-
Total	$231,268	$26,490

We expect actual maturities to differ from contractual maturities.

(126)

The following tables provide additional information about our financing receivables and related activity in the allowance for losses for our Commercial, Real Estate and Consumer portfolios.

December 31 (In millions)	2013	2012

Commercial
CLL
Americas	$68,585	$72,517
Europe (a)	37,962	37,037
Asia	9,469	11,401
Other (a)	451	603
Total CLL	116,467	121,558

Energy Financial Services	3,107	4,851

GE Capital Aviation Services (GECAS)	9,377	10,915

Other	318	486
Total Commercial	129,269	137,810

Real Estate	19,899	20,946

Consumer
Non-U.S. residential mortgages	30,501	33,350
Non-U.S. installment and revolving credit	13,677	17,816
U.S. installment and revolving credit	55,854	50,853
Non-U.S. auto	2,054	4,260
Other	6,953	8,070
Total Consumer	109,039	114,349

Total financing receivables	258,207	273,105

Less allowance for losses	(5,178)	(4,944)
Total financing receivables – net	$253,029	$268,161

(a)	During 2013, we transferred our European equipment services portfolio from CLL Other to CLL Europe. Prior-period amounts were reclassified to conform to the current period presentation.

(127)

Allowance for Losses on Financing Receivables

	Balance at	Provision							Balance at
	January 1,	charged to			Gross				December 31,
(In millions)	2013	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	2013

Commercial
CLL
Americas	$490	$292	$(1)		$(422)		$114		$473
Europe	445	321	12		(441)		78		415
Asia	80	124	(11)		(115)		12		90
Other	6	(3)	-		(3)		-		-
Total CLL	1,021	734	-		(981)		204		978

Energy Financial
Services	9	(1)	-		-		-		8

GECAS	8	9	-		-		-		17

Other	3	(1)	-		(2)		2		2
Total Commercial	1,041	741	-		(983)		206		1,005

Real Estate	320	28	(4)		(163)		11		192

Consumer
Non-U.S. residential mortgages	480	269	10		(458)		57		358
Non-U.S. installment
and revolving credit	582	589	(93)		(967)		483		594
U.S. installment and revolving credit	2,282	3,006	(51)		(2,954)		540		2,823
Non-U.S. auto	67	58	(13)		(126)		70		56
Other	172	127	11		(236)		76		150
Total Consumer	3,583	4,049	(136)		(4,741)		1,226		3,981
Total	$4,944	$4,818	$(140)		$(5,887)		$1,443		$5,178

(a)	Other primarily included dispositions and the effects of currency exchange.

(b)
Net write-offs (gross write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as a result of losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

(128)

	Balance at	Provision							Balance at
	January 1,	charged to			Gross				December 31,
(In millions)	2012	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	2012

Commercial
CLL
Americas	$889	$109	$(51)		$(568)		$111		$490
Europe	400	374	(3)		(390)		64		445
Asia	157	37	(3)		(134)		23		80
Other	4	13	(1)		(10)		–		6
Total CLL	1,450	533	(58)		(1,102)		198		1,021

Energy Financial
Services	26	4	-		(24)		3		9

GECAS	17	4	-		(13)		-		8

Other	37	1	(20)		(17)		2		3
Total Commercial	1,530	542	(78)		(1,156)		203		1,041

Real Estate	1,089	72	(44)		(810)		13		320

Consumer
Non-U.S. residential mortgages	545	112	8		(261)		76		480
Non-U.S. installment
and revolving credit	690	290	24		(974)		552		582
U.S. installment and revolving credit	2,008	2,666	(24)		(2,906)		538		2,282
Non-U.S. auto	101	18	(4)		(146)		98		67
Other	199	132	18		(257)		80		172
Total Consumer	3,543	3,218	22		(4,544)		1,344		3,583
Total	$6,162	$3,832	$(100)		$(6,510)		$1,560		$4,944

(a)	Other primarily included transfers to held-for-sale and the effects of currency exchange.

(b)
Net write-offs (gross write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as a result of losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

(129)

	Balance at	Provision								Balance at
	January 1,	charged to				Gross				December 31,
(In millions)	2011	operations	(a)	Other	(b)	write-offs	(c)	Recoveries	(c)	2011

Commercial
CLL
Americas	$1,288	$281		$(96)		$(700)		$116		$889
Europe	429	195		(5)		(286)		67		400
Asia	222	105		13		(214)		31		157
Other	6	3		(3)		(2)		–		4
Total CLL	1,945	584		(91)		(1,202)		214		1,450

Energy Financial
Services	22	–		(1)		(4)		9		26

GECAS	20	–		–		(3)		–		17

Other	58	23		–		(47)		3		37
Total Commercial	2,045	607		(92)		(1,256)		226		1,530

Real Estate	1,488	324		2		(747)		22		1,089

Consumer
Non-U.S. residential
mortgages	688	116		(13)		(295)		49		545
Non-U.S. installment
and revolving credit	898	470		(29)		(1,198)		549		690
U.S. installment and
revolving credit	2,333	2,241		1		(3,095)		528		2,008
Non-U.S. auto	168	30		(4)		(216)		123		101
Other	259	142		(20)		(272)		90		199
Total Consumer	4,346	2,999		(65)		(5,076)		1,339		3,543
Total	$7,879	$3,930		$(155)		$(7,079)		$1,587		$6,162

(a)	Included a provision of $77 million at Consumer related to the July 1, 2011 adoption of ASU 2011-02.

(b)	Other primarily included transfers to held-for-sale and the effects of currency exchange.

(c)
Net write-offs (gross write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as a result of losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

(130)

Credit Quality Indicators

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

Past Due Financing Receivables

The following tables display payment performance of Commercial, Real Estate, and Consumer financing receivables.

	2013		2012
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
December 31	past due	past due(a)	past due	past due

Commercial
CLL
Americas	1.1%	0.5%	1.1%	0.5%
Europe	3.8	2.1	3.7	2.1
Asia	0.5	0.3	0.9	0.6
Other	-	-	0.1	-
Total CLL	1.9	1.0	1.9	1.0

Energy Financial Services	-	-	-	-

GECAS	-	-	-	-

Other	0.1	0.1	2.8	2.8

Total Commercial	1.7	0.9	1.7	0.9

Real Estate	1.2	1.1	2.3	2.2

Consumer
Non-U.S. residential mortgages(b)	11.2	6.9	12.0	7.5
Non-U.S. installment and revolving credit	3.7	1.1	3.8	1.1
U.S. installment and revolving credit	4.4	2.0	4.6	2.0
Non-U.S. auto	4.4	0.7	3.1	0.5
Other	2.5	1.4	2.8	1.7
Total Consumer	6.1	3.2	6.5	3.4
Total	3.5%	1.9%	3.7%	2.1%

(a)
Included $1,197 million of Consumer loans at December 31, 2013, which are over 90 days past due and continue to accrue interest until the accounts are written off in the period that the account becomes 180 days past due.

(b)
Consumer loans secured by residential real estate (both revolving and closed-end loans) are written down to the fair value of collateral, less costs to sell, no later than when they become 180 days past due.

(131)

Nonaccrual Financing Receivables

	Nonaccrual financing				Nonearning financing
	receivables(a)				receivables(a)
December 31 (Dollars in millions)	2013		2012		2013	2012

Commercial

CLL
Americas	$1,275		$1,951		$1,243	$1,333
Europe	1,046		1,740		1,046	1,299
Asia	413		395		413	193
Other	-		52		-	52
Total CLL	2,734		4,138		2,702	2,877

Energy Financial Services	4		-		4	-

GECAS	-		3		-	-

Other	6		25		6	13
Total Commercial	2,744	(b)	4,166	(b)	2,712	2,890

Real Estate	2,551	(c)	4,885	(c)	2,301	444

Consumer
Non-U.S. residential mortgages	2,161		2,598		1,766	2,567
Non-U.S. installment and revolving credit	88		213		88	213
U.S. installment and revolving credit	2		1,026		2	1,026
Non-U.S. auto	18		24		18	24
Other	351		427		345	351
Total Consumer	2,620	(d)	4,288	(d)	2,219	4,181
Total	$7,915		$13,339		$7,232	$7,515

Allowance for losses percentage

Commercial	36.6%		25.0%		37.1%	36.0%
Real Estate	7.5		6.6		8.3	72.1
Consumer	151.9		83.6		179.4	85.7
Total	65.4%		37.1%		71.6%	65.8%

(a)
During the fourth quarter of 2013, we revised our methods for classifying financing receivables as nonaccrual and nonearning to more closely align with regulatory guidance. Given that the revised methods result in nonaccrual and nonearning amounts that are substantially the same, we plan to discontinue the reporting of nonearning financing receivables in the first quarter of 2014. Further information on our nonaccrual and nonearning financing receivables is provided in Note 1 to the consolidated financial statements.

(b)	Included $1,397 million and $2,647 million at December 31, 2013 and 2012, respectively, that are currently paying in accordance with their contractual terms.

(c)	Included $2,308 million and $4,461 million at December 31, 2013 and 2012, respectively, that are currently paying in accordance with their contractual terms.

(d)	Included $527 million and $734 million at December 31, 2013 and 2012, respectively, that are currently paying in accordance with their contractual terms.

(132)

Impaired Loans

The following tables provide information about loans classified as impaired and specific reserves related to Commercial, Real Estate and Consumer.

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment in	investment	principal	Associated	investment
December 31 (In millions)	in loans	balance	loans	in loans	balance	allowance	in loans

2013

Commercial
CLL
Americas	$1,670	$2,187	$2,154	$417	$505	$96	$497
Europe	802	1,589	956	580	921	211	536
Asia	302	349	180	111	125	20	93
Other	-	-	-	-	-	-	12
Total CLL	2,774	4,125	3,290	1,108	1,551	327	1,138

Energy Financial Services	-	-	-	4	4	1	2

GECAS	-	-	-	-	-	-	1

Other	2	3	9	4	4	-	5
Total Commercial(a)	2,776	4,128	3,299	1,116	1,559	328	1,146

Real Estate(b)	2,615	3,036	3,058	1,245	1,507	74	1,688

Consumer(c)	109	153	98	2,879	2,948	567	3,058
Total	$5,500	$7,317	$6,455	$5,240	$6,014	$969	$5,892

2012

Commercial
CLL
Americas	$2,487	$2,927	$2,535	$557	$681	$178	$987
Europe	1,131	1,901	1,009	643	978	278	805
Asia	62	64	62	109	120	23	134
Other	-	-	43	52	68	6	16
Total CLL	3,680	4,892	3,649	1,361	1,847	485	1,942

Energy Financial Services	-	-	2	-	-	-	7

GECAS	-	-	17	3	3	-	5

Other	17	28	26	8	8	2	40
Total Commercial(a)	3,697	4,920	3,694	1,372	1,858	487	1,994

Real Estate(b)	3,491	3,712	3,773	2,202	2,807	188	3,752

Consumer(c)	105	117	100	3,103	3,141	673	2,949
Total	$7,293	$8,749	$7,567	$6,677	$7,806	$1,348	$8,695

(a)
We recognized $218 million and $253 million of interest income, including $60 million and $92 million on a cash basis, for the years ended December 31, 2013 and 2012, respectively, principally in our CLL Americas business. The total average investment in impaired loans for the years ended December 31, 2013 and 2012 was $4,445 million and $5,688 million, respectively.

(b)
We recognized $187 million and $329 million of interest income, including $135 million and $237 million on a cash basis, for the years ended December 31, 2013 and 2012, respectively. The total average investment in impaired loans for the years ended December 31, 2013 and 2012 was $4,746 million and $7,525 million, respectively.

(c)
We recognized $221 million and $168 million of interest income, including $3 million and $4 million on a cash basis, for the years ended December 31, 2013 and 2012, respectively, principally in our Consumer-U.S. installment and revolving credit portfolios. The total average investment in impaired loans for the years ended December 31, 2013 and 2012 was $3,156 million and $3,049 million, respectively.

(133)

December 31 (In millions)	2013	2012

Commercial
Non-impaired financing receivables	$125,377	$132,741
General reserves	677	554

Impaired loans	3,892	5,069
Specific reserves	328	487

Real Estate
Non-impaired financing receivables	$16,039	$15,253
General reserves	118	132

Impaired loans	3,860	5,693
Specific reserves	74	188

Consumer
Non-impaired financing receivables	$106,051	$111,141
General reserves	3,414	2,910

Impaired loans	2,988	3,208
Specific reserves	567	673

Total
Non-impaired financing receivables	$247,467	$259,135
General reserves	4,209	3,596

Impaired loans	10,740	13,970
Specific reserves	969	1,348

Impaired loans classified as TDRs in our CLL business were $2,961 million and $3,872 million at December 31, 2013 and 2012, respectively, and were primarily attributable to CLL Americas ($1,770 million and $2,577 million, respectively). For the year ended December 31, 2013, we modified $1,509 million of loans classified as TDRs, primarily in CLL Americas ($737 million). Changes to these loans primarily included extensions, interest-only payment periods, debt to equity exchange and forbearance or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $1,509 million and $2,936 million of modifications classified as TDRs during 2013 and 2012, respectively, $71 million and $217 million have subsequently experienced a payment default in 2013 and 2012, respectively.

Real Estate TDRs decreased from $5,146 million at December 31, 2012 to $3,625 million at December 31, 2013, primarily driven by resolution of TDRs through paydowns, partially offset by extensions of loans scheduled to mature during 2013, some of which were classified as TDRs upon modification. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios have typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. For the year ended December 31, 2013, we modified $1,595 million of loans classified as TDRs. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $1,595 million and $4,351 million of modifications classified as TDRs during 2013 and 2012, respectively, $197 million and $210 million have subsequently experienced a payment default in 2013 and 2012, respectively.

(134)

The vast majority of our Consumer nonaccrual financing receivables are smaller-balance homogeneous loans evaluated collectively, by portfolio, for impairment and therefore are outside the scope of the disclosure requirement for impaired loans. Accordingly, impaired loans in our Consumer business represent restructured smaller-balance homogeneous loans meeting the definition of a TDR, and are therefore subject to the disclosure requirement for impaired loans, and commercial loans in our Consumer–Other portfolio. The recorded investment of these impaired loans totaled $2,988 million (with an unpaid principal balance of $3,101 million) and comprised $109 million with no specific allowance, primarily all in our Consumer–Other portfolio, and $2,879 million with a specific allowance of $567 million at December 31, 2013. The impaired loans with a specific allowance included $261 million with a specific allowance of $35 million in our Consumer–Other portfolio and $2,618 million with a specific allowance of $532 million across the remaining Consumer business and had an unpaid principal balance and average investment of $2,948 million and $3,058 million, respectively, at December 31, 2013.

Impaired loans classified as TDRs in our Consumer business were $2,874 million and $3,041 million at December 31, 2013 and 2012, respectively. We utilize certain loan modification programs for borrowers experiencing financial difficulties in our Consumer loan portfolio. These loan modification programs primarily include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract, and are primarily concentrated in our non-U.S. residential mortgage and U.S. credit card portfolios. For the year ended December 31, 2013, we modified $1,441 million of consumer loans for borrowers experiencing financial difficulties, which are classified as TDRs, and included $879 million of non-U.S. consumer loans, primarily residential mortgages, credit cards and personal loans and $562 million of U.S. consumer loans, primarily credit cards. We expect borrowers whose loans have been modified under these programs to continue to be able to meet their contractual obligations upon the conclusion of the modification. Of our $1,441 million and $1,751 million of modifications classified as TDRs during 2013 and 2012, respectively, $266 million and $334 million have subsequently experienced a payment default in 2013 and 2012, respectively.

SUPPLEMENTAL CREDIT QUALITY INFORMATION

Commercial

Substantially all of our Commercial financing receivables portfolio is secured lending and we assess the overall quality of the portfolio based on the potential risk of loss measure. The metric incorporates both the borrower’s credit quality along with any related collateral protection.

Our internal risk ratings process is an important source of information in determining our allowance for losses and represents a comprehensive, statistically validated approach to evaluate risk in our financing receivables portfolios. In deriving our internal risk ratings, we stratify our Commercial portfolios into 21 categories of default risk and/or six categories of loss given default to group into three categories: A, B and C. Our process starts by developing an internal risk rating for our borrowers, which is based upon our proprietary models using data derived from borrower financial statements, agency ratings, payment history information, equity prices and other commercial borrower characteristics. We then evaluate the potential risk of loss for the specific lending transaction in the event of borrower default, which takes into account such factors as applicable collateral value, historical loss and recovery rates for similar transactions, and our collection capabilities. Our internal risk ratings process and the models we use are subject to regular monitoring and validation controls. The frequency of rating updates is set by our credit risk policy, which requires annual Risk Committee approval. The models are updated on a regular basis and statistically validated annually, or more frequently as circumstances warrant.

The table below summarizes our Commercial financing receivables by risk category. As described above, financing receivables are assigned one of 21 risk ratings based on our process and then these are grouped by similar characteristics into three categories in the table below. Category A is characterized by either high-credit-quality borrowers or transactions with significant collateral coverage that substantially reduces or eliminates the risk of loss in the event of borrower default. Category B is characterized by borrowers with weaker credit quality than those in Category A, or transactions with moderately strong collateral coverage that minimizes but may not fully mitigate the risk of loss in the event of default. Category C is characterized by borrowers with higher levels of default risk relative to our overall portfolio or transactions where collateral coverage may not fully mitigate a loss in the event of default.

(135)

	Secured
December 31 (In millions)	A	B	C	Total

2013

CLL
Americas	$65,444	$1,587	$1,554	$68,585
Europe(a)	35,968	479	1,019	37,466
Asia	8,962	140	218	9,320
Other(a)	101	-	-	101
Total CLL	110,475	2,206	2,791	115,472

Energy Financial Services	2,969	9	-	2,978

GECAS	9,175	50	152	9,377

Other	318	-	-	318
Total	$122,937	$2,265	$2,943	$128,145

2012

CLL
Americas	$68,360	$1,775	$2,382	$72,517
Europe(a)	33,756	1,188	1,256	36,200
Asia	10,732	117	372	11,221
Other(a)	159	-	94	253
Total CLL	113,007	3,080	4,104	120,191

Energy Financial Services	4,725	-	-	4,725

GECAS	10,681	223	11	10,915

Other	486	-	-	486
Total	$128,899	$3,303	$4,115	$136,317

(a)	During 2013, we transferred our European equipment services portfolio from CLL Other to CLL Europe. Prior-period amounts were reclassified to conform to the current period presentation.

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

Our unsecured Commercial financing receivables portfolio is primarily attributable to our Interbanca S.p.A. and GE Sanyo Credit acquisitions in Europe and Asia, respectively. At December 31, 2013 and 2012, these financing receivables included $313 million and $458 million rated A, $580 million and $583 million rated B, and $231 million and $452 million rated C, respectively.

Real Estate

Due to the primarily non-recourse nature of our Debt portfolio, loan-to-value ratios provide the best indicators of the credit quality of the portfolio.

(136)

	Loan-to-value ratio
	2013			2012
	Less than	80% to	Greater than	Less than	80% to	Greater than
December 31 (In millions)	80%	95%	95%	80%	95%	95%

Debt	$15,576	$1,300	$2,111	$13,570	$2,572	$3,604

By contrast, the credit quality of the owner occupied/credit tenant portfolio is primarily influenced by the strength of the borrower’s general credit quality, which is reflected in our internal risk rating process, consistent with the process we use for our Commercial portfolio. At December 31, 2013, the internal risk rating of A, B and C for our owner occupied/credit tenant portfolio approximated $571 million, $179 million and $162 million, respectively, as compared to December 31, 2012, ratings of $956 million, $25 million and $219 million, respectively.

Within Real Estate-Debt, these financing receivables are primarily concentrated in our North American and European Lending platforms and are secured by various property types. A substantial majority of the Real Estate-Debt financing receivables with loan-to-value ratios greater than 95% are paying in accordance with contractual terms. Substantially all of these loans and the majority of our owner occupied/credit tenant financing receivables included in Category C are impaired loans that are subject to the specific reserve evaluation process described in Note 1. The ultimate recoverability of impaired loans is driven by collection strategies that do not necessarily depend on the sale of the underlying collateral and include full or partial repayments through third-party refinancing and restructurings.

Consumer

At December 31, 2013, our U.S. consumer financing receivables included private-label credit card and sales financing for approximately 61 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 67% relate to credit card loans that are often subject to profit and loss-sharing arrangements with the retailer (which are recorded in revenues), and the remaining 33% are sales finance receivables that provide financing to customers in areas such as electronics, recreation, medical and home improvement.

Our Consumer financing receivables portfolio comprises both secured and unsecured lending. Secured financing receivables comprise residential loans and lending to small and medium-sized enterprises predominantly secured by auto and equipment, inventory finance and cash flow loans. Unsecured financing receivables include private-label credit card financing. A substantial majority of these cards are not for general use and are limited to the products and services sold by the retailer. The private-label portfolio is diverse with no metropolitan area accounting for more than 6% of the related portfolio.

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

	Loan-to-value ratio
	2013			2012
	80% or	Greater than	Greater than	80% or	Greater than	Greater than
December 31 (In millions)	less	80% to 90%	90%	less	80% to 90%	90%

Non-U.S. residential mortgages	$17,224	$5,130	$8,147	$18,568	$5,699	$9,083

(137)

The majority of these financing receivables are in our U.K. and France portfolios and have re-indexed loan-to-value ratios of 77% and 56%, respectively. Re-indexed loan-to-value ratios may not reflect actual realizable values of future repossessions. We have third-party mortgage insurance for about 24% of the balance of Consumer non-U.S. residential mortgage loans with loan-to-value ratios greater than 90% at December 31, 2013. Such loans were primarily originated in France and the U.K.

Installment and Revolving Credit

For our unsecured lending products, including the non-U.S. and U.S. installment and revolving credit and non-U.S. auto portfolios, we assess overall credit quality using internal and external credit scores. Our internal credit scores imply a probability of default that we consistently translate into three approximate credit bureau equivalent credit score categories, including (a) 671 or higher, which are considered the strongest credits; (b) 626 to 670, which are considered moderate credit risk; and (c) 625 or less, which are considered weaker credits.

	Internal ratings translated to approximate credit bureau equivalent score
	2013			2012
	671 or	626 to	625 or	671 or	626 to	625 or
December 31 (In millions)	higher	670	less	higher	670	less

Non-U.S. installment and revolving credit	$8,310	$2,855	$2,512	$10,228	$4,267	$3,321
U.S. installment and revolving credit	36,723	11,101	8,030	33,204	9,753	7,896
Non-U.S. auto	1,395	373	286	3,141	666	453

Of those financing receivable accounts with credit bureau equivalent scores of 625 or less at December 31, 2013, 97% relate to installment and revolving credit accounts. These smaller-balance accounts have an average outstanding balance less than one thousand U.S. dollars and are primarily concentrated in our retail card and sales finance receivables in the U.S. (which are often subject to profit and loss-sharing arrangements), and closed-end loans outside the U.S., which minimizes the potential for loss in the event of default. For lower credit scores, we adequately price for the incremental risk at origination and monitor credit migration through our risk ratings process. We continuously adjust our credit line underwriting management and collection strategies based on customer behavior and risk profile changes.

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

At December 31, 2013, Consumer – Other financing receivables of $6,137 million, $315 million and $501 million were rated A, B and C, respectively. At December 31, 2012, Consumer – Other financing receivables of $6,873 million, $451 million and $746 million were rated A, B and C, respectively.

(138)

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	Depreciable
	lives-new
December 31 (Dollars in millions)	(in years)		2013	2012

Original cost
GE
Land and improvements	8	(a)	$707	$612
Buildings, structures and related equipment	8-40		8,910	8,361
Machinery and equipment	4-20		25,323	24,090
Leasehold costs and manufacturing plant under construction	1-10		3,309	2,815
			38,249	35,878

GECC(b)
Land and improvements, buildings, structures and related equipment	1-35	(a)	2,504	2,485
Equipment leased to others
Aircraft	20		50,337	49,954
Vehicles	1-20		14,656	15,952
Railroad rolling stock	4-50		4,636	4,180
Construction and manufacturing	1-30		2,916	3,055
All other	7-27		3,518	3,427
			78,567	79,053
Eliminations			(347)	(363)
Total			$116,469	$114,568

Net carrying value
GE
Land and improvements			$671	$582
Buildings, structures and related equipment			4,205	4,003
Machinery and equipment			9,701	9,061
Leasehold costs and manufacturing plant under construction			2,997	2,387
			17,574	16,033
GECC(b)
Land and improvements, buildings, structures and related equipment			1,025	999
Equipment leased to others
Aircraft(c)			34,938	36,231
Vehicles			8,312	8,634
Railroad rolling stock			3,129	2,744
Construction and manufacturing			1,955	2,069
All other			2,248	2,290
			51,607	52,967
Eliminations			(354)	(367)
Total			$68,827	$68,633

(a)	Depreciable lives exclude land.

(b)	Included $1,353 million and $1,466 million of original cost of assets leased to GE with accumulated amortization of $342 million and $451 million at December 31, 2013 and 2012, respectively.

(c)
The GECAS business of GE Capital recognized impairment losses of $732 million and $242 million in 2013 and 2012, respectively. These losses are recorded in the caption “Other costs and expenses” in the Statement of Earnings to reflect adjustments to fair value based on an evaluation of average current market values (obtained from third parties) of similar type and age aircraft, which are adjusted for the attributes of the specific aircraft under lease.

Consolidated depreciation and amortization related to property, plant and equipment was $9,762 million, $9,192 million and $8,986 million in 2013, 2012 and 2011, respectively. Amortization of GECC equipment leased to others was $6,696 million, $6,097 million and $6,063 million in 2013, 2012 and 2011, respectively.

(139)

Noncancellable future rentals due from customers for equipment on operating leases at December 31, 2013, are as follows:

(In millions)

Due in
2014	$7,168
2015	5,925
2016	4,838
2017	3,823
2018	3,070
2019 and later	7,695
Total	$32,519

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

December 31 (In millions)	2013	2012

Goodwill	$77,648	$73,114

Other intangible assets - net
Intangible assets subject to amortization	$14,150	$11,821
Indefinite-lived intangible assets(a)	160	159
Total	$14,310	$11,980

(a)	Indefinite-lived intangible assets principally comprised in-process research and development, trademarks and tradenames.

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

In August 2013, we acquired the aviation business of Avio S.p.A. (Avio) for $4,449 million in cash. We recorded a pre-tax acquisition-related charge of $96 million related to the effective settlement of Avio’s pre-existing contractual relationships with GE. Avio is a manufacturer of aviation propulsion components and systems and is included in our Aviation segment. The preliminary purchase price allocation resulted in goodwill of $3,043 million and amortizable intangible assets of $1,830 million. The allocation of the purchase price will be finalized upon completion of post-closing procedures.

In July 2013, we acquired Lufkin Industries, Inc. (Lufkin) for $3,309 million in cash. Lufkin is a leading provider of artificial lift technologies for the oil and gas industry and a manufacturer of industrial gears and is included in our Oil & Gas segment. The purchase price allocation resulted in goodwill of $2,027 million and amortizable intangible assets of $997 million. The allocation of the purchase price will be finalized upon completion of post-closing procedures.

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

On September 2, 2011, we purchased a 90% interest in Converteam for $3,586 million. In connection with the transaction, we entered into an arrangement to purchase the remaining 10% at the two-year anniversary of the acquisition date for 343 million euros (approximately $465 million). This amount was recorded as a liability at the date of acquisition and was paid out in October 2013.

(140)

Changes in goodwill balances follow.

	2013				2012
			Dispositions,				Dispositions,
			currency				currency
	Balance at		exchange	Balance at	Balance at		exchange	Balance at
(In millions)	January 1	Acquisitions	and other	December 31	January 1	Acquisitions	and other	December 31

Power & Water	$8,821	$-	$1	$8,822	$8,769	$-	$52	$8,821
Oil & Gas	8,365	2,217	(66)	10,516	8,233	113	19	8,365
Energy Management	4,610	7	131	4,748	4,621	-	(11)	4,610
Aviation	5,975	3,043	85	9,103	5,996	55	(76)	5,975
Healthcare	16,762	45	(164)	16,643	16,631	221	(90)	16,762
Transportation	999	-	13	1,012	551	445	3	999
Appliances & Lighting	611	-	(5)	606	594	11	6	611
GE Capital	26,971	17	(793)	26,195	26,902	-	69	26,971
Corporate	-	4	(1)	3	-	-	-	-
Total	$73,114	$5,333	$(799)	$77,648	$72,297	$845	$(28)	$73,114

Goodwill balances increased $4,534 million in 2013, primarily as a result of the acquisitions of Avio ($3,043 million) and Lufkin ($2,027 million), partially offset by dispositions.

Goodwill balances increased $817 million in 2012, primarily as a result of the weaker U.S. dollar ($356 million) and acquisitions of Industrea Limited ($282 million) and Railcar Management, Inc. ($136 million) at Transportation.

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

(141)

Our Real Estate reporting unit had a goodwill balance of $742 million at December 31, 2013. While the Real Estate reporting unit’s book value was within the range of its fair value, we further substantiated our Real Estate goodwill balance by performing the second step analysis in which the implied fair value of goodwill exceeded its carrying value by approximately $3.7 billion. The estimated fair value of the Real Estate reporting unit is based on a number of assumptions about future business performance and investment, including loss estimates for the existing finance receivable and investment portfolio, new debt origination volume and margins, and the recent stabilization of the real estate market allowing for sales of real estate investments at normalized margins. Our assumed discount rate was 11.25% and was derived by applying a capital asset pricing model and corroborated using equity analyst research reports and implied cost of equity based on forecasted price to earnings per share multiples for similar companies. While we have seen stabilization in some markets, given the volatility and uncertainty in the current commercial real estate environment, there is uncertainty about a number of assumptions upon which the estimated fair value is based. Different loss estimates for the existing portfolio, changes in the new debt origination volume and margin assumptions, changes in the expected pace of the commercial real estate market recovery, or changes in the equity return expectation of market participants may result in changes in the estimated fair value of the Real Estate reporting unit.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.

Intangible Assets Subject to Amortization

	2013			2012
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
December 31 (In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$7,938	$(2,312)	$5,626	$6,977	$(2,156)	$4,821
Patents and technology	6,602	(2,621)	3,981	5,432	(2,406)	3,026
Capitalized software	8,256	(5,252)	3,004	7,514	(4,673)	2,841
Trademarks	1,356	(295)	1,061	995	(239)	756
Lease valuations	703	(498)	205	1,163	(792)	371
Present value of future profits(a)	574	(574)	-	530	(530)	-
All other	632	(359)	273	375	(369)	6
Total	$26,061	$(11,911)	$14,150	$22,986	$(11,165)	$11,821

(a)
Balances at December 31, 2013 and 2012 reflect adjustments of $322 million and $353 million, respectively, to the present value of future profits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.

During 2013, we recorded additions to intangible assets subject to amortization of $3,735 million, primarily from the acquisitions of Avio ($1,830 million) and Lufkin ($997 million) as well as the capitalization of new software across several business platforms. The components of finite-lived intangible assets acquired during 2013 and their respective weighted-average amortizable period are: $1,257 million – Customer-related (21.9 years); $1,255 million – Patents and technology (25.5 years); $732 million – Capitalized software (4.6 years); $363 million – Trademarks (28.1 years); $2 million – Lease valuations (5.0 years); and $126 million – All other (22.4 years).

Consolidated amortization related to intangible assets was $1,711 million, $1,612 million and $1,744 million for 2013, 2012 and 2011, respectively. We estimate annual pre-tax amortization for intangible assets over the next five calendar years to be as follows: 2014 – $1,588 million; 2015 – $1,473 million; 2016 – $1,336 million; 2017 – $1,185 million; and 2018 – $1,026 million.

(142)

NOTE 9. ALL OTHER ASSETS

December 31 (In millions)	2013	2012

GE
Investments
Associated companies(a)	$3,937	$22,169
Other	626	445
	4,563	22,614
Contract costs and estimated earnings(b)	12,522	11,041
Long-term receivables, including notes	993	714
Derivative instruments	623	383
Other	5,007	4,782
	23,708	39,534
GECC
Investments
Associated companies	17,348	19,119
Real estate(c)(d)	16,163	25,154
Assets held for sale(e)	2,571	4,194
Cost method(d)	1,462	1,665
Other	930	1,446
	38,474	51,578
Advances to suppliers	2,328	1,805
Derivative instruments	1,117	3,557
Deferred borrowing costs	867	940
Deferred acquisition costs(f)	29	46
Other	4,551	4,260
	47,366	62,186
Eliminations	(266)	(76)
Total	$70,808	$101,644

(a)	Included our investment in NBCU LLC of $18,887 million at December 31, 2012. At December 31, 2012, we also had $4,937 million, of deferred tax liabilities related to this investment. See Note 14.

(b)
Contract costs and estimated earnings reflect revenues earned in excess of billings on our long-term contracts to construct technically complex equipment (such as power generation, aircraft engines and aeroderivative units) and long-term product maintenance or extended warranty arrangements. These amounts are presented net of related billings in excess of revenues of $1,842 million and $1,498 million at December 31, 2013 and 2012, respectively.

(c)
GECC investments in real estate consisted principally of two categories: real estate held for investment and equity method investments. Both categories contained a wide range of properties including the following at December 31, 2013: office buildings (52%), apartment buildings (14%), retail facilities (9%), industrial properties (7%), franchise properties (3%) and other (15%). At December 31, 2013, investments were located in the Americas (41%), Europe (35%) and Asia (24%).

(d)
The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months at December 31, 2013, were $17 million and an insignificant amount, respectively. There were no cost method investments in a continuous loss position for 12 months or more at December 31, 2013. The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months at December 31, 2012, were $142 million and $37 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for 12 months or more at December 31, 2012, were $2 million and an insignificant amount, respectively.

(e)
Assets were classified as held for sale on the date a decision was made to dispose of them through sale or other means. At December 31, 2013 and 2012, such assets consisted primarily of loans, aircraft, equipment and real estate properties, and were accounted for at the lower of carrying amount or estimated fair value less costs to sell. These amounts are net of valuation allowances of $127 million and $200 million at December 31, 2013 and 2012, respectively.

(f)
Balances at December 31, 2013 and 2012 reflect adjustments of $700 million and $764 million, respectively, to deferred acquisition costs in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.

(143)

NOTE 10. BORROWINGS AND BANK DEPOSITS

Short-term Borrowings		2013		2012
			Average		Average
December 31 (Dollars in millions)		Amount	rate(a)	Amount	rate(a)

GE
Commercial paper		$-	-%	$352	0.28%
Payable to banks		346	3.38	23	3.02
Current portion of long-term
borrowings		70	5.65	5,068	5.11
Other		1,425		598
Total GE short-term borrowings		1,841		6,041
GECC
Commercial paper
U.S.		24,877	0.18	33,686	0.22
Non-U.S.		4,168	0.33	9,370	0.92
Current portion of long-term
borrowings(b)(c)(d)		39,215	2.70	44,264	2.85
GE Interest Plus notes(e)		8,699	1.11	8,189	1.20
Other(c)		339		431
Total GECC short-term borrowings		77,298		95,940

Eliminations		(1,249)		(589)
Total short-term borrowings		$77,890		$101,392

Long-term Borrowings		2013		2012
			Average		Average
December 31 (Dollars in millions)	Maturities	Amount	rate(a)	Amount	rate (a)

GE
Senior notes	2015-2042	$10,968	3.63%	$10,963	3.63%
Payable to banks	2015-2023	10	1.10	13	1.79
Other		537		452
Total GE long-term borrowings		11,515		11,428
GECC
Senior unsecured notes(b)	2015-2054	186,433	2.97	199,646	2.95
Subordinated notes(d)	2021-2037	4,821	3.93	4,965	2.92
Subordinated debentures(f)	2066-2067	7,462	5.64	7,286	5.78
Other(c)		11,563		12,879
Total GECC long-term borrowings		210,279		224,776

Eliminations		(129)		(120)
Total long-term borrowings		$221,665		$236,084

Non-recourse borrowings of
consolidated securitization
entities(g)	2014-2019	$30,124	1.05%	$30,123	1.12%

Bank deposits(h)		$53,361		$46,200

Total borrowings and bank
deposits		$383,040		$413,799

(144)

(a)	Based on year-end balances and year-end local currency effective interest rates, including the effects from hedging.

(b)
Included in total long-term borrowings were $481 million and $604 million of obligations to holders of GICs at December 31, 2013 and 2012, respectively. These obligations included conditions under which certain GIC holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3. Following the April 3, 2012 Moody’s downgrade of GECC’s long-term credit rating to A1, substantially all of these GICs became redeemable by their holders. In 2012, holders of $386 million in principal amount of GICs redeemed their holdings and GECC made related cash payments. The remaining outstanding GICs will continue to be subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GECC’s ratings, among other things.

(c)
Included $9,468 million and $9,757 million of funding secured by real estate, aircraft and other collateral at December 31, 2013 and 2012, respectively, of which $2,868 million and $3,294 million is non-recourse to GECC at December 31, 2013 and 2012, respectively.

(d)	Included $300 million of subordinated notes guaranteed by GE at both December 31, 2013 and 2012.

(e)	Entirely variable denomination floating-rate demand notes.

(f)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.

(g)
Included at December 31, 2013 and 2012 were $9,047 million and $7,707 million of current portion of long-term borrowings, respectively, and $21,077 million and $22,416 million of long-term borrowings, respectively. See Note 23.

(h)
Included $13,614 million and $15,896 million of deposits in non-U.S. banks at December 31, 2013 and 2012, respectively, and $18,275 million and $17,291 million of certificates of deposits with maturities greater than one year at December 31, 2013 and 2012, respectively.

On October 9, 2012, GE issued $7,000 million of notes comprising $2,000 million of 0.850% notes due 2015, $3,000 million of 2.700% notes due 2022 and $2,000 million of 4.125% notes due 2042. On February 1, 2013, we repaid $5,000 million of 5.0% GE senior unsecured notes.

Additional information about borrowings and associated swaps can be found in Note 22.

Liquidity is affected by debt maturities and our ability to repay or refinance such debt. Long-term debt maturities over the next five years follow.

(In millions)	2014		2015	2016	2017	2018

GE	$70		$2,189	$138	$4,023	$22
GECC	39,215	(a)	39,672	31,987	25,866	18,183

(a)	Fixed and floating rate notes of $443 million contain put options with exercise dates in 2014, and which have final maturity beyond 2018.

Committed credit lines totaling $47.8 billion had been extended to us by 50 banks at year-end 2013. GECC can borrow up to $47.8 billion under all of these credit lines. GE can borrow up to $13.9 billion under certain of these credit lines. The GECC lines include $26.5 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $21.3 billion are 364-day lines that contain a term-out feature that allows GE or GECC to extend the borrowings for two years from the date on which such borrowings would otherwise be due.

(145)

NOTE 11. INVESTMENT CONTRACTS, INSURANCE LIABILITIES AND INSURANCE ANNUITY BENEFITS

Investment contracts, insurance liabilities and insurance annuity benefits comprise mainly obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts.

December 31 (In millions)	2013	2012

Investment contracts	$3,144	$3,321
Guaranteed investment contracts	1,471	1,644
Total investment contracts	4,615	4,965
Life insurance benefits(a)	18,959	20,427
Other(b)	3,405	3,304
	26,979	28,696
Eliminations	(435)	(428)
Total	$26,544	$28,268

(a)	Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 3.0% to 8.5% in both 2013 and 2012.

(b)	Substantially all unpaid claims and claims adjustment expenses and unearned premiums.

When insurance affiliates cede insurance risk to third parties, such as reinsurers, they are not relieved of their primary obligation to policyholders. When losses on ceded risks give rise to claims for recovery, we establish allowances for probable losses on such receivables from reinsurers as required. Reinsurance recoverables are included in the caption “Other GECC receivables" on our Statement of Financial Position, and amounted to $1,685 million and $1,542 million at December 31, 2013 and 2012, respectively.

We recognize reinsurance recoveries as a reduction of the Statement of Earnings caption “Investment contracts, insurance losses and insurance annuity benefits.” Reinsurance recoveries were $250 million, $234 million and $224 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

(146)

Other Pension Plans in 2013 included 40 U.S. and non-U.S. pension plans with pension assets or obligations greater than $50 million. These defined benefit plans generally provide benefits to employees based on formulas recognizing length of service and earnings.

Pension Plan Participants
		Principal	Other
		pension	pension
December 31, 2013	Total	plans	plans

Active employees	128,000	94,000	34,000
Vested former employees	229,000	184,000	45,000
Retirees and beneficiaries	263,000	230,000	33,000
Total	620,000	508,000	112,000

Cost of Pension Plans
	Total			Principal pension plans			Other pension plans
(In millions)	2013	2012	2011	2013	2012	2011	2013	2012	2011

Service cost for benefits earned	$1,970	$1,779	$1,498	$1,535	$1,387	$1,195	$435	$392	$303
Prior service cost amortization	253	287	207	246	279	194	7	8	13
Expected return on plan assets	(4,163)	(4,394)	(4,543)	(3,500)	(3,768)	(3,940)	(663)	(626)	(603)
Interest cost on benefit obligations	2,983	2,993	3,176	2,460	2,479	2,662	523	514	514
Net actuarial loss amortization	4,007	3,701	2,486	3,664	3,421	2,335	343	280	151
Pension plans cost	$5,050	$4,366	$2,824	$4,405	$3,798	$2,446	$645	$568	$378

Actuarial assumptions are described below. The actuarial assumptions at December 31 are used to measure the year-end benefit obligations and the pension costs for the subsequent year.

	Principal pension plans				Other pension plans (weighted average)
December 31	2013	2012	2011	2010	2013	2012	2011	2010

Discount rate	4.85%	3.96%	4.21%	5.28%	4.39%	3.92%	4.42%	5.11%
Compensation increases	4.00	3.90	3.75	4.25	3.76	3.30	4.31	4.44
Expected return on assets	7.50	8.00	8.00	8.00	6.92	6.82	7.09	7.25

To determine the expected long-term rate of return on pension plan assets, we consider current and target asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future return expectations for our principal pension plans' assets, we formulate views on the future economic environment, both in the U.S. and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields and spreads, using both internal and external sources. We also take into account expected volatility by asset class and diversification across classes to determine expected overall portfolio results given current and target allocations. Based on our analysis of future expectations of asset performance, past return results, and our current and target asset allocations, we have assumed a 7.5% long-term expected return on those assets for cost recognition in 2014. This is a reduction from the 8.0% we had assumed in 2013, 2012 and 2011. For the principal pension plans, we apply our expected rate of return to a market-related value of assets, which stabilizes variability in the amounts to which we apply that expected return.

We amortize experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, over a period no longer than the average future service of employees.

(147)

Funding policy for the GE Pension Plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as we may determine to be appropriate. We contributed $433 million to the GE Pension Plan in 2012. The ERISA minimum funding requirements did not require a contribution in 2013. As such, we did not contribute to the GE Pension Plan in 2013. We expect to contribute $528 million to the GE Pension Plan in 2014. In addition, we expect to pay approximately $244 million for benefit payments under our GE Supplementary Pension Plan and administrative expenses of our principal pension plans and expect to contribute approximately $800 million to other pension plans in 2014. In 2013, comparative amounts were $225 million and $673 million, respectively.

Benefit obligations are described in the following tables. Accumulated and projected benefit obligations (ABO and PBO) represent the obligations of a pension plan for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current compensation levels. PBO is ABO increased to reflect expected future compensation.

Projected Benefit Obligation
	Principal pension plans		Other pension plans
(In millions)	2013	2012	2013	2012

Balance at January 1	$63,502	$60,510	$13,584	$11,637
Service cost for benefits earned	1,535	1,387	435	392
Interest cost on benefit obligations	2,460	2,479	523	514
Participant contributions	156	157	14	16
Plan amendments	-	-	11	(6)
Actuarial loss (gain) (a)	(6,406)	2,021	(575)	890
Benefits paid	(3,134)	(3,052)	(477)	(425)
Acquisitions (dispositions) / other - net	-	-	46	230
Exchange rate adjustments	-	-	(26)	336
Balance at December 31(b)	$58,113	$63,502	$13,535	$13,584

(a)	Principally associated with discount rate changes.

(b)	The PBO for the GE Supplementary Pension Plan, which is an unfunded plan, was $5,162 million and $5,494 million at year-end 2013 and 2012, respectively.

Accumulated Benefit Obligation
December 31 (In millions)	2013	2012

GE Pension Plan	$50,967	$55,664
GE Supplementary Pension Plan	3,946	4,114
Other pension plans	12,629	12,687

Plans With Assets Less Than ABO
December 31 (In millions)	2013	2012

Funded plans with assets less than ABO
Plan assets	$57,430	$53,276
Accumulated benefit obligations	60,715	66,069
Projected benefit obligations	63,532	69,234
Unfunded plans(a)
Accumulated benefit obligations	5,243	5,390
Projected benefit obligations	6,512	6,828

(a)	Primarily related to the GE Supplementary Pension Plan.

Plan Assets

The fair value of the classes of the pension plans' investments is presented below. The inputs and valuation techniques used to measure the fair value of the assets are consistently applied and described in Note 1.

(148)

Fair Value of Plan Assets
	Principal pension plans		Other pension plans
(In millions)	2013	2012	2013	2012

Balance at January 1	$44,738	$42,137	$9,702	$8,381
Actual gain on plan assets	6,312	4,854	1,212	720
Employer contributions	225	642	673	737
Participant contributions	156	157	14	16
Benefits paid	(3,134)	(3,052)	(477)	(425)
Acquisitions (dispositions) / other - net	-	-	(31)	-
Exchange rate adjustments	-	-	(34)	273
Balance at December 31	$48,297	$44,738	$11,059	$9,702

Asset Allocation
					Other pension plans
	Principal pension plans				(weighted average)
	2013		2013		2013	2013
	Target		Actual		Target	Actual
	allocation		allocation		allocation	allocation

Equity securities	17 - 57	% (a)	45	% (b)	55%	55%
Debt securities (including cash equivalents)	13 - 53		31		32	34
Private equities	8 - 18		13		2	1
Real estate	2 - 12		7		6	5
Other	3 - 13		4		5	5

(a)	Target equally divided between U.S. equity securities and non-U.S. equity securities.

(b)	Actual allocations were 26% for U.S. equity securities and 19% for non-U.S. equity securities.

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

Plan fiduciaries monitor the GE Pension Plan’s liquidity position in order to meet the near-term benefit payment and other cash needs. The GE Pension Plan holds short-term debt securities to meet its liquidity needs.

GE Pension Trust assets are invested subject to the following additional guidelines:

•	Short-term securities must generally be rated A-1/P-1 or better, except for 15% of such securities that may be rated A-2/P-2 and other short-term securities as may be approved by the plan fiduciaries.

•	Real estate investments may not exceed 25% of total assets.

•	Investments in restricted securities (excluding real estate investments) that are not freely tradable may not exceed 30% of total assets (actual was 17% of trust assets at December 31, 2013).

According to statute, the aggregate holdings of all qualifying employer securities (e.g., GE common stock) and qualifying employer real property may not exceed 10% of the fair value of trust assets at the time of purchase. GE securities represented 4.5% and 4.2% of trust assets at year-end 2013 and 2012, respectively.

(149)

The GE Pension Plan has a broadly diversified portfolio of investments in equities, fixed income, private equities, real estate and hedge funds; these investments are both U.S. and non-U.S. in nature. As of December 31, 2013, U.S. government direct and indirect obligations represented 16% of total GE Pension Plan assets. No other sector concentration of assets exceeded 15% of total GE Pension Plan assets.

The following tables present GE Pension Plan investments measured at fair value.

(In millions)	Level 1	Level 2	Level 3	Total

December 31, 2013

Equity securities
U.S. equity securities(a)	$11,067	$1,568	$-	$12,635
Non-U.S. equity securities(a)	7,832	1,292	-	9,124
Debt securities
Fixed income and cash investment funds	-	2,078	-	2,078
U.S. corporate(b)	-	4,555	-	4,555
Residential mortgage-backed	-	1,093	-	1,093
U.S. government and federal agency(c)	-	5,253	-	5,253
Other debt securities(d)	-	2,317	-	2,317
Private equities(a)	-	-	6,269	6,269
Real estate(a)	-	-	3,354	3,354
Other investments(e)	-	169	1,622	1,791
Total investments	$18,899	$18,325	$11,245	48,469
Other(f)				(172)
Total assets				$48,297

December 31, 2012

Equity securities
U.S. equity securities(a)	$8,876	$2,462	$-	$11,338
Non-U.S. equity securities(a)	6,699	1,644	-	8,343
Debt securities
Fixed income and cash investment funds	-	1,931	50	1,981
U.S. corporate(b)	-	2,758	-	2,758
Residential mortgage-backed	-	1,420	3	1,423
U.S. government and federal agency(c)	-	5,489	-	5,489
Other debt securities(d)	-	2,053	22	2,075
Private equities(a)	-	-	6,878	6,878
Real estate(a)	-	-	3,356	3,356
Other investments(e)	-	44	1,694	1,738
Total investments	$15,575	$17,801	$12,003	45,379
Other(f)				(641)
Total assets				$44,738

(a)	Included direct investments and investment funds.

(b)	Primarily represented investment-grade bonds of U.S. issuers from diverse industries.

(c)	Included short-term investments to meet liquidity needs.

(d)	Primarily represented investments in non-U.S. corporate bonds, non-U.S. government bonds and commercial mortgage-backed securities.

(e)	Substantially all represented hedge fund investments.

(f)	Primarily represented net unsettled transactions related to purchases and sales of investments and accrued income receivables.

(150)

The following tables present the changes in Level 3 investments for the GE Pension Plan.

Changes in Level 3 Investments for the Year Ended December 31, 2013

				Purchases,	Transfers
				issuances	in and/or
	January 1,	Net realized	Net unrealized	and	out of		December 31,
(In millions)	2013	gains (losses)	gains (losses)	settlements	Level 3	(a)	2013

Debt securities
Fixed income and cash
investment funds	$50	$(7)	$-	$(43)	$-		$-
Residential mortgage-backed	3	-	-	-	(3)		-
Other debt securities	22	-	-	(22)	-		-
Private equities	6,878	525	588	(1,675)	(47)		6,269
Real estate	3,356	23	330	(355)	-		3,354
Other investments	1,694	(1)	200	(77)	(194)		1,622
	$12,003	$540	$1,118	$(2,172)	$(244)		$11,245

(a)           Transfers in and out of Level 3 are considered to occur at the beginning of the period.

Changes in Level 3 Investments for the Year Ended December 31, 2012

				Purchases,	Transfers
				issuances	in and/or
	January 1,	Net realized	Net unrealized	and	out of		December 31,
(In millions)	2012	gains (losses)	gains (losses)	settlements	Level 3	(a)	2012

Debt securities
Fixed income and cash
investment funds	$62	$-	$9	$(21)	$-		$50
U.S. corporate	3	(1)	-	(2)	-		-
Residential mortgage-backed	5	(2)	-	-	-		3
Other debt securities	146	(2)	-	(122)	-		22
Private equities	6,786	133	438	(479)	-		6,878
Real estate	3,274	20	279	(217)	-		3,356
Other investments	1,709	32	72	(71)	(48)		1,694
	$11,985	$180	$798	$(912)	$(48)		$12,003

(a)	Transfers in and out of Level 3 are considered to occur at the beginning of the period.

Other pension plans’ assets were $11,059 million and $9,702 million at December 31, 2013 and 2012, respectively. Equity and debt securities amounting to $9,781 million and $8,497 million represented approximately 89% of total investments at both December 31, 2013 and 2012. The plans’ investments were classified as 11% Level 1, 78% Level 2 and 11% Level 3 at December 31, 2013. The plans’ investments were classified as 14% Level 1, 75% Level 2 and 11% Level 3 at December 31, 2012. The changes in Level 3 investments were insignificant for the years ended December 31, 2013 and 2012.

(151)

Pension Asset (Liability)
	Principal pension plans		Other pension plans
December 31 (In millions)	2013	2012	2013	2012

Funded status(a)(b)	$(9,816)	$(18,764)	$(2,476)	$(3,882)
Pension asset (liability) recorded in the
Statement of Financial Position
Pension asset	$-	$-	$325	$141
Pension liabilities
Due within one year(c)	(170)	(159)	(67)	(62)
Due after one year	(9,646)	(18,605)	(2,734)	(3,961)
Net amount recognized	$(9,816)	$(18,764)	$(2,476)	$(3,882)
Amounts recorded in shareowners’
equity (unamortized)
Prior service cost (credit)	$1,160	$1,406	$9	$(4)
Net actuarial loss	11,555	24,437	2,459	3,962
Total	$12,715	$25,843	$2,468	$3,958

(a)	Fair value of assets less PBO, as shown in the preceding tables.

(b)	The GE Pension Plan was underfunded by $4.7 billion and $13.3 billion at December 31, 2013 and December 31, 2012, respectively.

(c)	For principal pension plans, represents the GE Supplementary Pension Plan liability.

In 2014, we estimate that we will amortize $215 million of prior service cost and $2,565 million of net actuarial loss for the principal pension plans from shareowners’ equity into pension cost. For other pension plans, the estimated prior service cost and net actuarial loss to be amortized in 2014 will be $5 million and $215 million, respectively. Comparable amortized amounts in 2013, respectively, were $246 million and $3,664 million for the principal pension plans and $7 million and $343 million for other pension plans.

Estimated Future Benefit Payments
						2019	-
(In millions)	2014	2015	2016	2017	2018	2023

Principal pension	$3,105	$3,175	$3,240	$3,310	$3,380	$18,370
plans
Other pension
plans	$495	$505	$510	$525	$540	$2,935

Retiree Health and Life Benefits

We sponsor a number of retiree health and life insurance benefit plans (retiree benefit plans). Principal retiree benefit plans are discussed below; other such plans are not significant individually or in the aggregate. We use a December 31 measurement date for our plans.

Principal Retiree Benefit Plans provide health and life insurance benefits to certain eligible participants and these participants share in the cost of healthcare benefits. In 2012, we amended our principal retiree benefit plans such that, effective January 1, 2015, our post-65 retiree medical plans will be closed to salaried and retired salaried employees who are not enrolled in the plans as of that date, and we will no longer offer company-provided life insurance in retirement for certain salaried employees who retire after that date. These plans cover approximately 198,000 retirees and dependents.

(152)

Cost of Principal Retiree Benefit Plans
(In millions)	2013	2012	2011

Service cost for benefits earned	$229	$219	$216
Prior service cost amortization	393	518	647
Expected return on plan assets	(60)	(73)	(97)
Interest cost on benefit obligations	410	491	604
Net actuarial loss (gain) amortization	(45)	32	(110)
Net curtailment/settlement gain	-	(101)	-
Retiree benefit plans cost	$927	$1,086	$1,260

Actuarial assumptions are described below. The actuarial assumptions at December 31 are used to measure the year-end benefit obligations and the retiree benefit plan costs for the subsequent year.

December 31	2013	2012		2011		2010

Discount rate	4.61%	3.74	%(a)	4.09	%(a)	5.15%
Compensation increases	4.00	3.90		3.75		4.25
Expected return on assets	7.00	7.00		7.00		8.00
Initial healthcare trend rate(b)	6.00	6.50		7.00		7.00

(a)	Weighted average discount rates of 3.77% and 3.94% were used for determination of costs in 2013 and 2012, respectively.

(b)	For 2013, ultimately declining to 5% for 2030 and thereafter.

To determine the expected long-term rate of return on retiree life plan assets, we consider current and target asset allocations, historical and expected returns on various categories of plan assets, as well as expected benefit payments and resulting asset levels. In developing future return expectations for retiree benefit plan assets, we formulate views on the future economic environment, both in the U.S. and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields and spreads, using both internal and external sources. We also take into account expected volatility by asset class and diversification across classes to determine expected overall portfolio results given current and target allocations. Based on our analysis of future expectations of asset performance, past return results, our current and target asset allocations as well as a shorter time horizon for retiree life plan assets, we have assumed a 7.0% long-term expected return on those assets for cost recognition in 2014. We apply our expected rate of return to a market-related value of assets, which stabilizes variability in the amounts to which we apply that expected return.

We amortize experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, over a period no longer than the average future service of employees.

Funding Policy. We fund retiree health benefits on a pay-as-you-go basis. We expect to contribute approximately $545 million in 2014 to fund such benefits. We fund the retiree life insurance trust at our discretion.

(153)

Changes in the accumulated postretirement benefit obligation for retiree benefit plans follow.

Accumulated Postretirement Benefit Obligation (APBO)
(In millions)	2013		2012

Balance at January 1	$11,804		$13,056
Service cost for benefits earned	229		219
Interest cost on benefit obligations	410		491
Participant contributions	52		54
Plan amendments	-		(832)
Actuarial gain	(1,836)	(a)	(60)
Benefits paid	(746)		(758)
Net curtailment/settlement	-		(366)
Balance at December 31(b)	$9,913		$11,804

(a)	Primarily associated with discount rate change and lower costs from new healthcare supplier contracts.

(b)	The APBO for the retiree health plans was $7,626 million and $9,218 million at year-end 2013 and 2012, respectively.

A one percentage point change in the assumed healthcare cost trend rate would have the following effects.

	1%	1%
(In millions)	Increase	Decrease

APBO at December 31, 2013	$788	$(671)
Service and interest cost in 2013	63	(52)

Plan Assets

The fair value of the classes of retiree benefit plans' investments is presented below. The inputs and valuation techniques used to measure the fair value of assets are consistently applied and described in Note 1.

Fair Value of Plan Assets
(In millions)	2013	2012

Balance at January 1	$946	$1,004
Actual gain on plan assets	118	98
Employer contributions	533	548
Participant contributions	52	54
Benefits paid	(746)	(758)
Balance at December 31	$903	$946

Asset Allocation
December 31	2013		2013
	Target		Actual
	allocation		allocation

Equity securities	35 - 75	%(a)	39	%(b)
Debt securities (including cash equivalents)	11 - 46		38
Private equities	0 - 25		14
Real estate	0 - 12		7
Other	0 - 10		2

(a)	Target allocations were 18-38% for U.S. equity securities and 17-37% for non-U.S. equity securities.

(b)	Actual allocations were 23% for U.S. equity securities and 16% for non-U.S. equity securities.

(154)

Plan fiduciaries set investment policies and strategies for the trust and oversee its investment allocation, which includes selecting investment managers and setting long-term strategic targets. The primary strategic investment objectives are balancing investment risk and return and monitoring the plan’s liquidity position in order to meet the near-term benefit payment and other cash needs. Target allocation percentages are established at an asset class level by plan fiduciaries. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.

Trust assets invested in short-term securities must generally be invested in securities rated A-1/P-1 or better, except for 15% of such securities that may be rated A-2/P-2 and other short-term securities as may be approved by the plan fiduciaries. According to statute, the aggregate holdings of all qualifying employer securities (e.g., GE common stock) and qualifying employer real property may not exceed 10% of the fair value of trust assets at the time of purchase. GE securities represented 4.0% and 5.8% of trust assets at year-end 2013 and 2012, respectively.

Retiree life plan assets were $903 million and $946 million at December 31, 2013 and 2012, respectively. Equity and debt securities amounting to $727 million and $741 million represented approximately 77% and 75% of total investments at December 31, 2013 and 2012, respectively. The plans’ investments were classified as 33% Level 1, 43% Level 2 and 24% Level 3 at December 31, 2013. The plans’ investments were classified as 28% Level 1, 47% Level 2 and 25% Level 3 at December 31, 2012. The changes in Level 3 investments were insignificant for the years ended December 31, 2013 and 2012.

Retiree Benefit Asset (Liability)
December 31 (In millions)	2013	2012

Funded status(a)	$(9,010)	$(10,858)
Liability recorded in the Statement of Financial Position
Retiree health plans
Due within one year	$(531)	$(589)
Due after one year	(7,095)	(8,629)
Retiree life plans	(1,384)	(1,640)
Net liability recognized	$(9,010)	$(10,858)
Amounts recorded in shareowners' equity (unamortized)
Prior service cost	$963	$1,356
Net actuarial loss (gain)	(1,667)	182
Total	$(704)	$1,538

(a)	Fair value of assets less APBO, as shown in the preceding tables.

In 2014, we estimate that we will amortize $395 million of prior service cost and $170 million of net actuarial gain from shareowners’ equity into retiree benefit plans cost. Comparable amortized amounts in 2013 were $393 million of prior service cost and $45 million of net actuarial gain.

Estimated Future Benefit Payments
						2019	–
(In millions)	2014	2015	2016	2017	2018	2023

	$725	$725	$725	$725	$725	$3,500

(155)

Postretirement Benefit Plans

2013 Cost of Postretirement Benefit Plans and Changes in Other Comprehensive Income

	Total	Principal	Other	Retiree
	postretirement	pension	pension	benefit
(In millions)	benefit plans	plans	plans	plans

Cost of postretirement benefit plans	$5,977	$4,405	$645	$927
Changes in other comprehensive income
Prior service cost – current year	11	-	11	-
Net actuarial gain – current year(a)	(12,263)	(9,218)	(1,151)	(1,894)
Prior service cost amortization	(646)	(246)	(7)	(393)
Net actuarial gain (loss) amortization	(3,962)	(3,664)	(343)	45
Total changes in other comprehensive income	(16,860)	(13,128)	(1,490)	(2,242)
Cost of postretirement benefit plans and
changes in other comprehensive income	$(10,883)	$(8,723)	$(845)	$(1,315)

(a)	Principally associated with discount rate changes and plan asset gains in excess of expected return on plan assets.

NOTE 13. ALL OTHER LIABILITIES

This caption includes liabilities for various items including non-current compensation and benefits, deferred income, interest on tax liabilities, unrecognized tax benefits, environmental remediation, asset retirement obligations, derivative instruments, product warranties and a variety of sundry items.

Accruals for non-current compensation and benefits amounted to $27,853 million and $40,318 million at December 31, 2013 and 2012, respectively. These amounts include postretirement benefits, pension accruals, and other compensation and benefit accruals such as deferred incentive compensation. See Note 12.

We are involved in numerous remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs exclude possible insurance recoveries and, when dates and amounts of such costs are not known, are not discounted. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low end of such range. It is reasonably possible that our environmental remediation exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology and information related to individual sites, such amounts are not reasonably estimable. Total reserves related to environmental remediation and asbestos claims, were $2,612 million at December 31, 2013.

(156)

NOTE 14. INCOME TAXES

Provision for Income Taxes
(In millions)	2013	2012	2011

GE
Current tax expense	$4,239	$2,307	$5,166
Deferred tax expense (benefit) from temporary differences	(2,571)	(294)	(327)
	1,668	2,013	4,839
GECC
Current tax expense (benefit)	(268)	1,379	783
Deferred tax expense (benefit) from temporary differences	(724)	(858)	123
	(992)	521	906
Consolidated
Current tax expense	3,971	3,686	5,949
Deferred tax expense (benefit) from temporary differences	(3,295)	(1,152)	(204)
Total	$676	$2,534	$5,745

GE and GECC file a consolidated U.S. federal income tax return. This enables GE to use GECC tax deductions and credits to reduce the tax that otherwise would have been payable by GE. The GECC effective tax rate for each period reflects the benefit of these tax reductions in the consolidated return. GE makes cash payments to GECC for these tax reductions at the time GE’s tax payments are due.

Consolidated U.S. earnings from continuing operations before income taxes were $6,099 million, $8,309 million and $10,206 million in 2013, 2012 and 2011, respectively. The corresponding amounts for non-U.S.-based operations were $10,052 million, $9,072 million and $9,953 million in 2013, 2012 and 2011, respectively.

Consolidated current tax expense includes amounts applicable to U.S. federal income taxes of $85 million, $685 million and $1,079 million in 2013, 2012 and 2011, respectively, including the benefit from GECC deductions and credits applied against GE’s current U.S. tax expense. Consolidated current tax expense amounts applicable to non-U.S. jurisdictions were $3,659 million, $2,871 million and $4,624 million in 2013, 2012 and 2011, respectively. Consolidated deferred taxes related to U.S. federal income taxes were an expense (benefit) of $(2,315) million, $(414) million and $1,529 million in 2013, 2012 and 2011, respectively, and amounts applicable to non-U.S. jurisdictions of an expense (benefit) of $(1,038) million, $(773) million and $(2,077) million in 2013, 2012 and 2011, respectively.

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

(157)

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

We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at December 31, 2013 and December 31, 2012, were approximately $110 billion and $108 billion, respectively. Most of these earnings have been reinvested in active non-U.S. business operations and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings.

Annually, we file over 5,800 income tax returns in over 250 global taxing jurisdictions. We are under examination or engaged in tax litigation in many of these jurisdictions. During 2013, the Internal Revenue Service (IRS) completed the audit of our consolidated U.S. income tax returns for 2008-2009, except for certain issues that remain under examination. During 2011, the IRS completed the audit of our consolidated U.S. income tax returns for 2006-2007, except for certain issues that remained under examination. At December 31, 2013, the IRS was auditing our consolidated U.S. income tax returns for 2010-2011. In addition, certain other U.S. tax deficiency issues and refund claims for previous years were unresolved. The IRS has disallowed the tax loss on our 2003 disposition of ERC Life Reinsurance Corporation. We have contested the disallowance of this loss. It is reasonably possible that the unresolved items could be resolved during the next 12 months, which could result in a decrease in our balance of “unrecognized tax benefits” – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties. Resolution of audit matters, including the IRS audit of our consolidated U.S. income tax returns for 2008-2009, reduced our 2013 consolidated income tax rate by 2.8 percentage points. Resolution of audit matters, including the IRS audit of our consolidated U.S. income tax returns for 2006-2007, reduced our 2011 consolidated effective tax rate by 2.4 percentage points.

The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months were:

December 31 (In millions)	2013	2012

Unrecognized tax benefits	$5,816	$5,445
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	4,307	4,032
Accrued interest on unrecognized tax benefits	975	961
Accrued penalties on unrecognized tax benefits	164	173
Reasonably possible reduction to the balance of unrecognized tax benefits
in succeeding 12 months	0-900	0-800
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-350	0-700

(a)	Some portion of such reduction might be reported as discontinued operations.

(158)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2013	2012

Balance at January 1	$5,445	$5,230
Additions for tax positions of the current year	771	293
Additions for tax positions of prior years	872	882
Reductions for tax positions of prior years	(1,140)	(723)
Settlements with tax authorities	(98)	(191)
Expiration of the statute of limitations	(34)	(46)
Balance at December 31	$5,816	$5,445

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as provision for income taxes. For the years ended December 31, 2013, 2012 and 2011, $22 million, $(45) million and $(197) million of interest expense (income), respectively, and $0 million, $33 million and $10 million of tax expense (income) related to penalties, respectively, were recognized in the Statement of Earnings.

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate is provided below.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
	Consolidated			GE			GECC
	2013	2012	2011	2013	2012	2011	2013	2012	2011

U.S. federal statutory income
tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (reduction) in rate
resulting from
inclusion of after-tax
earnings of GECC in
before-tax earnings of GE	-	-	-	(16.9)	(15.3)	(11.9)	-	-	-
Tax on global activities
including exports(a)	(24.7)	(12.5)	(10.4)	(4.1)	(4.3)	(5.2)	(45.0)	(18.4)	(14.7)
NBCU gain	(0.7)	-	9.3	(0.7)	-	9.8	-	-	-
Business Property disposition	-	(1.9)	-	-	-	-	-	(4.2)	-
U.S. business credits(b)	(3.6)	(2.6)	(3.2)	(1.5)	(0.7)	(1.5)	(4.6)	(4.3)	(4.7)
All other – net	(1.8)	(3.4)	(2.2)	(2.0)	(2.7)	(0.9)	1.0	(1.5)	(3.5)
	(30.8)	(20.4)	(6.5)	(25.2)	(23.0)	(9.7)	(48.6)	(28.4)	(22.9)
Actual income tax rate	4.2%	14.6%	28.5%	9.8%	12.0%	25.3%	(13.6)%	6.6%	12.1%

(a)
Included (6.0)% and (13.3)% in consolidated and GECC, respectively, related to the sale of 68.5% of our Swiss consumer finance bank, Cembra Money Bank AG (Cembra), through an initial public offering in 2013.

(b)
U.S. general business credits, primarily the credit for manufacture of energy efficient appliances, the credit for energy produced from renewable sources, the advanced energy project credit, the low-income housing credit and the credit for research performed in the U.S.

(159)

Deferred Income Taxes

Aggregate deferred income tax amounts are summarized below.

December 31 (In millions)	2013	2012

Assets
GE	$15,284	$19,745
GECC	13,224	11,876
	28,508	31,621
Liabilities
GE	(10,223)	(13,799)
GECC	(18,010)	(17,876)
	(28,233)	(31,675)
Net deferred income tax asset (liability)	$275	$(54)

Principal components of our net asset (liability) representing deferred income tax balances are as follows:

December 31 (In millions)	2013	2012

GE
Provision for expenses(a)	$5,934	$6,503
Principal pension plans	3,436	6,567
Retiree insurance plans	3,154	3,800
Non-U.S. loss carryforwards(b)	874	942
Contract costs and estimated earnings	(3,550)	(3,087)
Intangible assets	(2,268)	(2,269)
Depreciation	(1,079)	(698)
Investment in global subsidiaries	(1,077)	(921)
Investment in NBCU LLC	-	(4,937)
Other – net	(363)	46
	5,061	5,946
GECC
Operating leases	(6,284)	(6,141)
Financing leases	(4,075)	(4,506)
Intangible assets	(1,943)	(1,666)
Cash flow hedges	(163)	(115)
Net unrealized gains (losses) on securities	(145)	(314)
Non-U.S. loss carryforwards(b)	3,791	3,049
Allowance for losses	2,640	1,975
Investment in global subsidiaries	1,883	1,689
Other – net	(490)	29
	(4,786)	(6,000)
Net deferred income tax asset (liability)	$275	$(54)

(a)
Represented the tax effects of temporary differences related to expense accruals for a wide variety of items, such as employee compensation and benefits, other pension plan liabilities, interest on tax liabilities, product warranties and other sundry items that are not currently deductible.

(b)
Net of valuation allowances of $2,089 million and $1,712 million for GE and $862 million and $628 million for GECC, for 2013 and 2012, respectively. Of the net deferred tax asset as of December 31, 2013, of $4,665 million, $30 million relates to net operating loss carryforwards that expire in various years ending from December 31, 2014, through December 31, 2016; $478 million relates to net operating losses that expire in various years ending from December 31, 2017 through December 31, 2030 and $4,157 million relates to net operating loss carryforwards that may be carried forward indefinitely.

(160)

NOTE 15. SHAREOWNERS’ EQUITY

(In millions)	2013	2012	2011

Preferred stock issued	$-	$-	$-
Common stock issued	$702	$702	$702
Accumulated other comprehensive income
Balance at January 1	$(20,230)	$(23,974)	$(17,855)
Other comprehensive income before reclassifications	8,844	841	(9,601)
Reclassifications from other comprehensive income	2,266	2,903	3,482
Other comprehensive income, net, attributable to GE	11,110	3,744	(6,119)
Balance at December 31	$(9,120)	$(20,230)	$(23,974)
Other capital
Balance at January 1	$33,070	$33,693	$36,890
Gains (losses) on treasury stock dispositions and other	(576)	(623)	(703)
Preferred stock redemption	-	-	(2,494)
Balance at December 31	$32,494	$33,070	$33,693
Retained earnings
Balance at January 1	$144,055	$137,786	$131,137
Net earnings attributable to the Company	13,057	13,641	14,151
Dividends(a)	(8,060)	(7,372)	(7,498)
Other	(1)	-	(4)
Balance at December 31	$149,051	$144,055	$137,786
Common stock held in treasury
Balance at January 1	$(34,571)	$(31,769)	$(31,938)
Purchases	(10,466)	(5,295)	(2,067)
Dispositions	2,476	2,493	2,236
Balance at December 31	$(42,561)	$(34,571)	$(31,769)
Total equity
GE shareowners' equity balance at December 31	$130,566	$123,026	$116,438
Noncontrolling interests balance at December 31	6,217	5,444	1,696
Total equity balance at December 31	$136,783	$128,470	$118,134

(a)           Included $1,031 million ($806 million related to our preferred stock redemption) of dividends on preferred stock in 2011.

Shares of GE Preferred Stock

On October 16, 2008, we issued 30,000 shares of 10% cumulative perpetual preferred stock (par value $1.00 per share) having an aggregate liquidation value of $3,000 million, and warrants to purchase 134,831,460 shares of common stock (par value $0.06 per share) to Berkshire Hathaway Inc. (Berkshire Hathaway) for net proceeds of $2,965 million in cash. The proceeds were allocated to the preferred shares ($2,494 million) and the warrants ($471 million) on a relative fair value basis and recorded in other capital. The warrants were exercisable through October 16, 2013, at an exercise price of $22.25 per share of common stock and were to be settled through physical share issuance. The terms of the warrants were amended in January 2013 to allow for net share settlement where the total number of issued shares is based on the amount by which the average market price of GE common stock over the 20 trading days preceding the date of exercise exceeds the exercise price of $22.25. On October 16, 2013, Berkshire Hathaway Inc. (Berkshire Hathaway) exercised in full their warrants to purchase shares of GE common stock and on October 17, 2013, GE delivered 10.7 million shares to Berkshire Hathaway. The transaction had equal and offsetting effects on other capital and common stock held in treasury.

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

(161)

GE has 50 million authorized shares of preferred stock ($1.00 par value). No shares were issued and outstanding as of December 31, 2013 and 2012.

Shares of GE Common Stock

On December 14, 2012, we increased the existing authorization by $10 billion to $25 billion for our share repurchase program and extended the program (which would have otherwise expired on December 31, 2013) through 2015. On February 12, 2013, we increased the existing authorization by an additional $10 billion resulting in authorization to repurchase up to a total of $35 billion of our common stock through 2015. Under this program, on a book basis, we repurchased 432.6 million shares for a total of $10,375 million during 2013 and 248.6 million shares for a total of $5,185 million during 2012.

GE has 13.2 billion authorized shares of common stock ($0.06 par value).

Common shares issued and outstanding are summarized in the following table.

December 31 (In thousands)	2013	2012	2011

Issued	11,693,841	11,693,841	11,693,841
In treasury	(1,632,960)	(1,288,216)	(1,120,824)
Outstanding	10,060,881	10,405,625	10,573,017

(162)

Accumulated Other Comprehensive Income

(In millions)	2013	2012	2011

Investment securities
Balance at January 1	$677	$(30)	$(636)
OCI before reclassifications - net of deferred taxes of $(407), $387 and $341(a)	(692)	683	577
Reclassifications from OCI - net of deferred taxes of $222, $13 and $1	318	22	31
Other comprehensive income(b)	(374)	705	608
Less: OCI attributable to noncontrolling interests	(4)	(2)	2
Balance at December 31	$307	$677	$(30)

Currency translation adjustments (CTA)
Balance at January 1	$412	$133	$(86)
OCI before reclassifications - net of deferred taxes of $(613), $(266) and $(717)	510	474	(201)
Reclassifications from OCI - net of deferred taxes of $793, $54 and $357	(818)	(174)	381
Other comprehensive income(b)	(308)	300	180
Less: OCI attributable to noncontrolling interests	(22)	21	(39)
Balance at December 31	$126	$412	$133

Cash flow hedges
Balance at January 1	$(722)	$(1,176)	$(1,280)
OCI before reclassifications - net of deferred taxes of $250, $392 and $238	738	385	(860)
Reclassifications from OCI - net of deferred taxes of $(177), $(245) and $202	(271)	68	978
Other comprehensive income(b)	467	453	118
Less: OCI attributable to noncontrolling interests	2	(1)	14
Balance at December 31	$(257)	$(722)	$(1,176)

Benefit plans
Balance at January 1	$(20,597)	$(22,901)	$(15,853)
Prior service credit (cost) - net of deferred taxes of $(5), $304 and $(276)	(6)	534	(495)
Net actuarial gain (loss) - net of deferred taxes of $4,506, $(574) and $(4,746)	8,269	(1,396)	(8,637)
Net curtailment/settlement - net of deferred taxes of $0, $123 and $0	-	174	-
Prior service cost amortization - net of deferred taxes of $267, $326 and $341	397	497	514
Net actuarial loss amortization - net of deferred taxes of $1,343, $1,278 and $811	2,640	2,490	1,578
Other comprehensive income(b)	11,300	2,299	(7,040)
Less: OCI attributable to noncontrolling interests	(1)	(5)	8
Balance at December 31	$(9,296)	$(20,597)	$(22,901)

Accumulated other comprehensive income at December 31	$(9,120)	$(20,230)	$(23,974)

(a)
Includes adjustments of $(1,171) million, $527 million and $786 million in 2013, 2012 and 2011, respectively, to deferred acquisition costs, present value of future profits, and investment contracts, insurance liabilities and insurance annuity benefits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.

(b)	Total other comprehensive income was $11,085 million, $3,757 million and $(6,134) million in 2013, 2012 and 2011, respectively.

(163)

Reclassification out of AOCI

Components of AOCI	2013	2012	2011	Statement of Earnings Caption

Available-for-sale securities
Realized gains (losses) on
sale/impairment of securities	$(540)	$(35)	$(32)	Other income
	222	13	1	Tax (expense) or benefit
	$(318)	$(22)	$(31)	Net of tax

Currency translation adjustments
Gains (losses) on dispositions	$25	$120	$(738)	Costs and expenses
	793	54	357	Tax (expense) or benefit
	$818	$174	$(381)	Net of tax

Cash flow hedges
Gains (losses) on interest rate derivatives	$(364)	$(499)	$(820)	Interest and other financial charges
Foreign exchange contracts	564	792	(510)	(a)
Other	248	(116)	150	(b)
	448	177	(1,180)	Total before tax
	(177)	(245)	202	Tax (expense) or benefit
	$271	$(68)	$(978)	Net of tax

Benefit plan items
Amortization of prior service costs	$(664)	$(823)	$(855)	(c)
Amortization of actuarial gains (losses)	(3,983)	(3,768)	(2,389)	(c)
	(4,647)	(4,591)	(3,244)	Total before tax
	1,610	1,604	1,152	Tax (expense) or benefit
	$(3,037)	$(2,987)	$(2,092)	Net of tax

Total reclassification adjustments	$(2,266)	$(2,903)	$(3,482)	Net of tax

(a)
Includes $608 million, $894 million and $(310) million in GECC revenues from services and $(44) million, $(102) million and $(200) million in interest and other financial charges for the years ended December 31, 2013, 2012 and 2011, respectively.

(b)	Primarily included in costs and expenses.
(c)	Amortization of prior service costs and actuarial gains and losses out of AOCI are included in the computation of net periodic pension costs. See Note 12 for further information.

Noncontrolling Interests

Noncontrolling interests in equity of consolidated affiliates includes common shares in consolidated affiliates and preferred stock issued by GECC. The balance is summarized as follows.

December 31 (In millions)	2013	2012

GECC preferred stock	$4,950	$3,960
Other noncontrolling interests in consolidated affiliates(a)	1,267	1,484
Total	$6,217	$5,444

(a)	Consisted of a number of individually insignificant noncontrolling interests in partnerships and consolidated affiliates.

(164)

Changes to noncontrolling interests are as follows.

	Years ended December 31
(In millions)	2013	2012	2011

Beginning balance	$5,444	$1,696	$5,262
Net earnings	298	223	292
GECC issuance of preferred stock	990	3,960	-
GECC preferred stock dividend	(298)	(123)	-
Repurchase of NBCU shares(a)	-	-	(3,070)
Dispositions(b)	(175)	-	(609)
Dividends	(80)	(42)	(34)
Other (including AOCI)(c)	38	(270)	(145)
Ending balance	$6,217	$5,444	$1,696

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

(b)	Includes noncontrolling interests related to the sale of GE SeaCo of $311 million and the redemption of Heller Financial preferred stock of $275 million in 2011.

(c)	Primarily acquisitions and eliminations.

During the second quarter of 2013, GECC issued 10,000 shares of non-cumulative perpetual preferred stock with a $0.01 par value for proceeds of $990 million. The preferred shares bear an initial fixed interest rate of 5.25% through June 15, 2023, bear a floating rate equal to three-month LIBOR plus 2.967% thereafter and are callable on June 15, 2023. Dividends on the GECC preferred stock are payable semi-annually, in June and December, with the first payment on this issuance made in December 2013.

During 2012, GECC issued 40,000 shares of non-cumulative perpetual preferred stock with a $0.01 par value for proceeds of $3,960 million. Of these shares, 22,500 bear an initial fixed interest rate of 7.125% through June 15, 2022, bear a floating rate equal to three-month LIBOR plus 5.296% thereafter and are callable on June 15, 2022, and 17,500 shares bear an initial fixed interest rate of 6.25% through December 15, 2022, bear a floating rate equal to three-month LIBOR plus 4.704% thereafter and are callable on December 15, 2022. Dividends on the GECC preferred stock are payable semi-annually, in June and December, with the first payment on these issuances made in December 2012. GECC preferred stock is presented as noncontrolling interests in the GE consolidated statement of financial position.

During 2013 and 2012, GECC paid quarterly dividends of $1,930 million and $1,926 million, respectively, and special dividends of $4,055 million and $4,500 million, respectively, to GE. No dividends were paid during 2011.

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

(165)

Stock Compensation Plans
	Securities
	to be	Weighted	Securities
	issued	average	available
	upon	exercise	for future
December 31, 2013 (Shares in thousands)	exercise	price	issuance

Approved by shareowners
Options	473,247	$20.02	(a)
RSUs	13,572	(b)	(a)
PSUs	950	(b)	(a)
Not approved by shareowners (Consultants’ Plan)
Options	364	25.32	(c)
RSUs	-	(b)	(c)
Total	488,133	$20.02	404,574

(a)
In 2007, the Board of Directors approved the 2007 Long-Term Incentive Plan (the Plan), which replaced the 1990 Long-Term Incentive Plan. During 2012, an amendment was approved to increase the number of shares authorized for issuance under the Plan from 500 million shares to 925 million shares. No more than 230 million of the total number of authorized shares may be available for awards granted in any form provided under the Plan other than options or stock appreciation rights. Total shares available for future issuance under the Plan amounted to 376.4 million shares at December 31, 2013.

(b)	Not applicable.

(c)	Total shares available for future issuance under the Consultants’ Plan amount to 28.2 million shares.

Outstanding options expire on various dates through December 13, 2023.

The following table summarizes information about stock options outstanding at December 31, 2013.

Stock Options Outstanding
	Outstanding			Exercisable
			Average		Average
	Shares	Average	exercise	Shares	exercise
Exercise price range	(In thousands)	life(a)	price	(In thousands)	price

Under $10.00	34,973	4.9	$9.57	26,995	$9.57
10.01-15.00	56,571	5.1	11.98	45,821	11.98
15.01-20.00	172,157	6.8	17.46	91,007	17.24
20.01-25.00	139,740	9.1	22.55	20,533	21.57
25.01-30.00	20,638	4.3	28.19	20,115	28.23
30.01-35.00	35,993	1.6	33.54	35,993	33.54
Over $35.00	13,539	3.3	38.67	13,539	38.67
Total	473,611	6.5	$20.02	254,003	$20.15

At year-end 2012, options with a weighted average exercise price of $20.85 were exercisable on 214 million shares.

(a)	Average contractual life remaining in years.

(166)

Stock Option Activity
			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise	contractual	value
	(In thousands)	price	term (In years)	(In millions)

Outstanding at January 1, 2013	467,837	$19.27
Granted	62,762	23.80
Exercised	(36,191)	13.65
Forfeited	(9,688)	18.95
Expired	(11,109)	31.60
Outstanding at December 31, 2013	473,611	$20.02	6.5	$4,140
Exercisable at December 31, 2013	254,003	$20.15	5.1	$2,348
Options expected to vest	200,909	$19.79	8.0	$1,656

We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value of options granted during 2013, 2012 and 2011 was $4.52, $3.80 and $4.00, respectively. The following assumptions were used in arriving at the fair value of options granted during 2013, 2012 and 2011, respectively: risk-free interest rates of 2.5%, 1.3% and 2.6%; dividend yields of 4.0%, 4.0% and 3.9%; expected volatility of 28%, 29% and 30%; and expected lives of 7.5 years, 7.8 years and 7.7 years. Risk-free interest rates reflect the yield on zero-coupon U.S. Treasury securities. Expected dividend yields presume a set dividend rate and we used a historical five-year average for the dividend yield. Expected volatilities are based on implied volatilities from traded options and historical volatility of our stock. The expected option lives are based on our historical experience of employee exercise behavior.

The total intrinsic value of options exercised during 2013, 2012 and 2011 amounted to $392 million, $265 million and $65 million, respectively. As of December 31, 2013, there was $663 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of 2 years, of which approximately $180 million after tax is expected to be recognized in 2014.

Stock option expense recognized in net earnings during 2013, 2012 and 2011 amounted to $231 million, $220 million and $230 million, respectively. Cash received from option exercises during 2013, 2012 and 2011 was $490 million, $355 million and $89 million, respectively. The tax benefit realized from stock options exercised during 2013, 2012 and 2011 was $128 million, $88 million and $21 million, respectively.

Other Stock-based Compensation
			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Shares	grant date	contractual	value
	(In thousands)	fair value	term (In years)	(In millions)

RSUs outstanding at January 1, 2013	14,878	$22.45
Granted	3,951	24.54
Vested	(4,583)	24.35
Forfeited	(674)	21.25
RSUs outstanding at December 31, 2013	13,572	$22.58	2.8	$380
RSUs expected to vest	12,352	$22.32	2.7	$346

(167)

The fair value of each restricted stock unit is the market price of our stock on the date of grant. The weighted average grant date fair value of RSUs granted during 2013, 2012 and 2011 was $24.54, $20.79 and $16.74, respectively. The total intrinsic value of RSUs vested during 2013, 2012 and 2011 amounted to $109 million, $116 million and $154 million, respectively. As of December 31, 2013, there was $190 million of total unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted average period of 2 years, of which approximately $42 million after tax is expected to be recognized in 2014. As of December 31, 2013, 1.0 million PSUs with a weighted average remaining contractual term of 2 years, an aggregate intrinsic value of $27 million and $8 million of unrecognized compensation cost were outstanding. Other share-based compensation expense for RSUs and PSUs recognized in net earnings amounted to $62 million, $79 million and $84 million in 2013, 2012 and 2011, respectively.

The income tax benefit recognized in earnings based on the compensation expense recognized for all share-based compensation arrangements amounted to $145 million, $153 million and $163 million in 2013, 2012 and 2011, respectively. The excess of actual tax deductions over amounts assumed, which are recognized in shareowners’ equity, were $86 million $53 million and $12 million in 2013, 2012 and 2011, respectively.

When stock options are exercised and restricted stock vests, the difference between the assumed tax benefit and the actual tax benefit must be recognized in our financial statements. In circumstances in which the actual tax benefit is lower than the estimated tax benefit, that difference is recorded in equity, to the extent there are sufficient accumulated excess tax benefits. At December 31, 2013, our accumulated excess tax benefits are sufficient to absorb any future differences between actual and estimated tax benefits for all of our outstanding option and restricted stock grants.

NOTE 17. OTHER INCOME

(In millions)	2013	2012	2011

GE
Purchases and sales of business interests(a)	$1,777	$574	$3,804
Licensing and royalty income	320	290	304
Marketable securities and bank deposits	54	38	52
Associated companies(b)	40	1,545	894
Interest income from GECC	21	114	206
Other items(c)	674	96	8
	2,886	2,657	5,268
Eliminations	222	(94)	(205)
Total	$3,108	$2,563	$5,063

(a)	Included a pre-tax gain of $1,096 million on the sale of our 49% common equity interest in NBCU LLC and $3,705 million related to formation of NBCU LLC, in 2013 and 2011, respectively. See Note 2.

(b)	Included income of $1,416 million and $789 million from our former equity method investment in NBCU LLC, in 2012 and 2011, respectively.

(c)	Included net gains on asset sales of $330 million in 2013.

(168)

NOTE 18. GECC REVENUES FROM SERVICES

(In millions)	2013	2012	2011

Interest on loans	$17,951	$18,843	$19,818
Equipment leased to others	9,804	10,456	10,879
Fees	4,720	4,709	4,669
Investment income(a)	1,809	2,630	2,500
Financing leases	1,667	1,888	2,378
Associated companies(b)	1,809	1,538	2,337
Premiums earned by insurance activities	1,573	1,715	1,905
Real estate investments(c)	2,528	1,709	1,625
Other items(a)(d)	2,080	1,757	2,065
	43,941	45,245	48,176
Eliminations	(1,546)	(1,273)	(1,219)
Total	$42,395	$43,972	$46,957

(a)
Included net other-than-temporary impairments on investment securities of $747 million, $140 million and $387 million in 2013, 2012 and 2011, respectively, of which $96 million related to the impairment of an investment in a Brazilian company that was fully offset by the benefit of a guarantee provided by GE as a component of other items for 2013. See Note 3.

(b)
During 2013, we sold our remaining equity interest in the Bank of Ayudhya (Bay Bank) and recorded a pre-tax gain of $641 million. During 2012, we sold our remaining equity interest in Garanti Bank, which was classified as an available-for-sale security. During 2011, we sold an 18.6% equity interest in Garanti Bank and recorded a pre-tax gain of $690 million.

(c)	During 2013, we sold real estate comprising certain floors located at 30 Rockefeller Center, New York for a pre-tax gain of $902 million.

(d)	During 2013, we sold a portion of Cembra through an initial public offering and recorded a pre-tax gain of $351 million.

NOTE 19. SUPPLEMENTAL COST INFORMATION

We funded research and development expenditures of $4,750 million in 2013, $4,520 million in 2012 and $4,601 million in 2011. Research and development costs are classified in cost of goods sold in the Statement of Earnings. In addition, research and development funding from customers, principally the U.S. government, totaled $711 million, $680 million and $788 million in 2013, 2012 and 2011, respectively.

Consolidated other costs and expenses totaled $35,143 million, $35,897 million and $36,841 million in 2013, 2012 and 2011, respectively, and comprised selling, general and administrative costs (SG&A), depreciation and amortization and other operating costs. GE’s SG&A totaled $16,105 million, $17,671 million and $17,554 million in 2013, 2012 and 2011, respectively. GECC’s operating and administrative expenses totaled $12,463 million, $12,023 million and $13,009 million in 2013, 2012 and 2011, respectively, and depreciation and amortization totaled $7,313 million, $6,901 million and $6,918 million in 2013, 2012 and 2011, respectively.

Our businesses enter into collaborative arrangements primarily with manufacturers and suppliers of components used to build and maintain certain engines, under which GE and these participants share in risks and rewards of these product programs. Under these arrangements, participation fees earned and recorded as other income totaled $44 million, $36 million and $12 million for the years 2013, 2012 and 2011, respectively. GE’s payments to participants are recorded as cost of services sold ($820 million, $594 million and $612 million for the years 2013, 2012 and 2011, respectively) or as cost of goods sold ($2,613 million, $2,507 million and $1,996 million for the years 2013, 2012 and 2011, respectively).

Rental expense under operating leases is shown below.

(In millions)	2013	2012	2011

GE	$1,220	$1,134	$958
GECC	428	539	592
	1,648	1,673	1,550
Eliminations	(135)	(142)	(165)
Total	$1,513	$1,531	$1,385

(169)

At December 31, 2013, minimum rental commitments under noncancellable operating leases aggregated $3,087 million and $1,427 million for GE and GECC, respectively. Amounts payable over the next five years follow.

(In millions)	2014	2015	2016	2017	2018

GE	$660	$581	$523	$440	$354
GECC	253	213	185	153	113
	913	794	708	593	467
Eliminations	(59)	(42)	(34)	(24)	(16)
Total	$854	$752	$674	$569	$451

NOTE 20. EARNINGS PER SHARE INFORMATION

	2013		2012		2011
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations for per-share
calculation(a)(b)	$15,145	$15,157	$14,604	$14,603	$14,102	$14,101
Preferred stock dividends declared(c)	-	-	-	-	(1,031)	(1,031)
Earnings from continuing operations attributable to
common shareowners for per-share calculation(a)(b)	15,145	15,157	14,604	14,603	13,070	13,070
Earnings (loss) from discontinued operations for
per-share calculation(a)(b)	(2,128)	(2,116)	(980)	(980)	30	30
Net earnings attributable to GE common shareowners
for per-share calculation(a)(b)	$13,028	$13,040	$13,622	$13,622	$13,099	$13,098

Average equivalent shares
Shares of GE common stock outstanding	10,222	10,222	10,523	10,523	10,591	10,591
Employee compensation-related shares (including
stock options) and warrants	67	-	41	-	29	-
Total average equivalent shares	10,289	10,222	10,564	10,523	10,620	10,591

Per-share amounts
Earnings from continuing operations	$1.47	$1.48	$1.38	$1.39	$1.23	$1.23
Earnings (loss) from discontinued operations	(0.21)	(0.21)	(0.09)	(0.09)	-	-
Net earnings	1.27	1.28	1.29	1.29	1.23	1.24

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of earnings per share pursuant to the two-class method. Application of this treatment has an insignificant effect.

(a)	Included an insignificant amount of dividend equivalents in each of the three years presented.

(b)	Included in 2013 is a dilutive adjustment for the change in income for forward purchase contracts that may be settled in stock.

(c)	Included $806 million related to the redemption of our 10% cumulative preferred stock in 2011. See Note 15.

For the years ended December 31, 2013, 2012 and 2011, there were approximately 121 million, 292 million and 321 million, respectively, of outstanding stock awards that were not included in the computation of diluted earnings per share because their effect was antidilutive.

Earnings-per-share amounts are computed independently for earnings from continuing operations, earnings (loss) from discontinued operations and net earnings. As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net earnings.

(170)

NOTE 21. FAIR VALUE MEASUREMENTS

For a description of how we estimate fair value, see Note 1.

The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are investment securities primarily supporting obligations to annuitants and policyholders in our run-off insurance operations and supporting obligations to holders of GICs in Trinity and investment securities held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.

(171)

						Netting
(In millions)	Level 1	(a)	Level 2	(a)	Level 3	adjustment	(b)	Net balance

December 31, 2013
Assets
Investment securities
Debt
U.S. corporate	$-		$18,788		$2,953	$-		$21,741
State and municipal	-		4,193		96	-		4,289
Residential mortgage-backed	-		1,824		86	-		1,910
Commercial mortgage-backed	-		3,025		10	-		3,035
Asset-backed(c)	-		489		6,898	-		7,387
Corporate – non-U.S.	61		645		1,064	-		1,770
Government – non-U.S.	1,590		789		31	-		2,410
U.S. government and federal
agency	-		545		225	-		770
Retained interests	-		-		72	-		72
Equity
Available-for-sale	475		31		11	-		517
Trading	78		2		-	-		80
Derivatives(d)	-		8,304		175	(6,739)		1,740
Other(e)	-		-		494	-		494
Total	$2,204		$38,635		$12,115	$(6,739)		$46,215

Liabilities
Derivatives	$-		$5,409		$20	$(4,355)		$1,074
Other(f)	-		1,170		-	-		1,170
Total	$-		$6,579		$20	$(4,355)		$2,244

December 31, 2012
Assets
Investment securities
Debt
U.S. corporate	$-		$20,580		$3,591	$-		$24,171
State and municipal	-		4,469		77	-		4,546
Residential mortgage-backed	-		2,162		100	-		2,262
Commercial mortgage-backed	-		3,088		6	-		3,094
Asset-backed(c)	-		715		5,023	-		5,738
Corporate – non-U.S.	71		1,132		1,218	-		2,421
Government – non-U.S.	702		1,019		42	-		1,763
U.S. government and federal
agency	-		3,288		277	-		3,565
Retained interests	-		-		83	-		83
Equity
Available-for-sale	590		16		13	-		619
Trading	248		-		-	-		248
Derivatives(d)	-		11,432		434	(7,926)		3,940
Other(e)	35		-		799	-		834
Total	$1,646		$47,901		$11,663	$(7,926)		$53,284

Liabilities
Derivatives	$-		$3,434		$20	$(3,177)		$277
Other(f)	-		908		-	-		908
Total	$-		$4,342		$20	$(3,177)		$1,185

(a)	The fair value of securities transferred between Level 1 and Level 2 was $2 million during 2013.

(b)	The netting of derivative receivables and payables (including the effects of any collateral posted or received) is permitted when a legally enforceable master netting agreement exists.

(c)	Includes investments in our CLL business in asset-backed securities collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.

(d)
The fair value of derivatives included an adjustment for non-performance risk. The cumulative adjustment was a gain (loss) of $(7) million and $(15) million at December 31, 2013 and 2012, respectively. See Note 22 for additional information on the composition of our derivative portfolio.

(e)	Included private equity investments and loans designated under the fair value option.

(f)	Primarily represented the liability associated with certain of our deferred incentive compensation plans.

(172)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the years ended December 31, 2013 and 2012, respectively. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners’ equity.

Changes in Level 3 Instruments for the Year Ended December 31, 2013
													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
	Balance	gains		accumulated								Balance	instruments
	at	(losses)		other				Transfers		Transfers		at	still held at
	January 1,	included		comprehensive				into		out of		December 31,	December 31,
	2013	in earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2013	2013	(c)

Investment securities
Debt
U.S. corporate	$3,591	$(497)		$135	$380	$(424)	$(231)	$108		$(109)		$2,953	$-
State and municipal	77	-		(7)	21	-	(5)	10		-		96	-
Residential
mortgage-backed	100	-		(5)	-	(2)	(7)	-		-		86	-
Commercial
mortgage-backed	6	-		-	-	-	(6)	10		-		10	-
Asset-backed	5,023	5		32	2,632	(4)	(795)	12		(7)		6,898	-
Corporate – non-U.S.	1,218	(103)		49	5,814	(3)	(5,874)	21		(58)		1,064	-
Government
– non-U.S.	42	1		(12)	-	-	-	-		-		31	-
U.S. government and
federal agency	277	-		(52)	-	-	-	-		-		225	-
Retained interests	83	3		1	6	-	(21)	-		-		72	-
Equity
Available-for-sale	13	-		-	-	-	-	-		(2)		11	-
Trading	-	-		-	-	-	-	-		-		-	-
Derivatives(d)(e)	416	(66)		2	(2)	-	(226)	37		3		164	(30)
Other	799	(68)		12	538	(779)	-	4		(12)		494	(102)
Total	$11,645	$(725)		$155	$9,389	$(1,212)	$(7,165)	$202		$(185)		$12,104	$(132)

(a)	Earnings effects are primarily included in the “GECC revenues from services” and “Interest and other financial charges” captions in the Statement of Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $9 million not reflected in the fair value hierarchy table.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 22.

(173)

Changes in Level 3 Instruments for the Year Ended December 31, 2012
													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
	Balance	gains		accumulated								Balance	instruments
	at	(losses)		other				Transfers		Transfers		at	still held at
	January 1,	included		comprehensive				into		out of		December 31,	December 31,
	2012	in earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2012	2012	(c)

Investment securities
Debt
U.S. corporate	$3,235	$66		$32	$483	$(214)	$(110)	$299		$(200)		$3,591	$-
State and municipal	77	-		10	16	-	(1)	78		(103)		77	-
Residential
mortgage-backed	41	(3)		1	6	-	(3)	135		(77)		100	-
Commercial
mortgage-backed	4	-		(1)	-	-	-	6		(3)		6	-
Asset-backed	4,040	1		(25)	1,490	(502)	-	25		(6)		5,023	-
Corporate – non-U.S.	1,204	(11)		19	341	(51)	(172)	24		(136)		1,218	-
Government
– non-U.S.	84	(33)		38	65	(72)	(40)	-		-		42	-
U.S. government and
federal agency	253	-		24	-	-	-	-		-		277	-
Retained interests	35	(1)		(3)	16	(6)	(12)	54		-		83	-
Equity
Available-for-sale	17	-		(1)	3	(3)	(1)	2		(4)		13	-
Trading	-	-		-	-	-	-	-		-		-	-
Derivatives(d)(e)	369	29		(1)	(1)	-	(112)	190		(58)		416	160
Other	817	50		2	159	(137)	-	-		(92)		799	43
Total	$10,176	$98		$95	$2,578	$(985)	$(451)	$813		$(679)		$11,645	$203

(a)	Earnings effects are primarily included in the “GECC revenues from services” and “Interest and other financial charges” captions in the Statement of Earnings.

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

(174)

Non-Recurring Fair Value Measurements

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at December 31, 2013 and 2012. These assets can include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

	Remeasured during the year ended December 31
	2013		2012
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and loans held for sale	$210	$2,986	$366	$4,094
Cost and equity method investments(a)	-	690	8	313
Long-lived assets, including real estate	2,050	1,088	702	2,182
Total	$2,260	$4,764	$1,076	$6,589

(a)	Includes the fair value of private equity and real estate funds included in Level 3 of $126 million and $84 million at December 31, 2013 and 2012, respectively.

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at December 31, 2013 and 2012.

	Year ended December 31
(In millions)	2013	2012

Financing receivables and loans held for sale	$(361)	$(595)
Cost and equity method investments(a)	(484)	(153)
Long-lived assets, including real estate(b)	(1,188)	(624)
Total	$(2,033)	$(1,372)

(a)	Includes fair value adjustments associated with private equity and real estate funds of $(14) million and $(33) million during 2013 and 2012, respectively.

(b)	Includes impairments related to real estate equity properties and investments recorded in other costs and expenses of $108 million and $218 million during 2013 and 2012, respectively.

(175)

Level 3 Measurements

The following table presents information relating to the significant unobservable inputs of our Level 3 recurring and non-recurring measurements.

		Valuation	Unobservable	Range (weighted
(Dollars in millions)	Fair value	technique	inputs	average)

December 31, 2013

Recurring fair value measurements

Investment securities
Debt
U.S. corporate	$898	Income approach	Discount rate(a)	1.5%-13.3% (6.5%)
Asset-backed	6,854	Income approach	Discount rate(a)	1.2%-10.5% (3.7%)
Corporate – non-U.S.	819	Income approach	Discount rate(a)	1.4%-46.0% (15.1%)
Other financial assets	381	Income approach, Market comparables	Weighted average cost of capital	9.3%-9.3% (9.3%)
			EBITDA multiple	5.4X-12.5X (9.5X)
			Discount rate(a)	5.2%-8.8% (5.3%)
			Capitalization rate(b)	6.3%-7.5% (7.2%)
Non-recurring fair value measurements

Financing receivables and loans held for sale	$1,937	Income approach, Business enterprise value	Capitalization rate(b)	5.5%-16.7% (8.0%)
			EBITDA multiple	4.3X-5.5X (4.8X)
			Discount rate(a)	6.6%-6.6% (6.6%)

Cost and equity method investments	102	Income approach, Market comparables	Discount rate(a)	5.7%-5.9% (5.8%)
			Capitalization rate(b)	8.5%-10.6% (10.0%)
			Weighted average cost of capital	9.3%-9.6% (9.4%)
			EBITDA multiple	7.1X-14.5X (11.3X)
			Revenue multiple	2.2X-12.6X (9.4X)

Long-lived assets, including real estate	694	Income approach	Capitalization rate(b)	5.4%-14.5% (7.8%)
			Discount rate(a)	4.0%-23.0% (9.0%)
December 31, 2012

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

(176)

At December 31, 2013 and December 31, 2012, other Level 3 recurring fair value measurements of $2,816 million and $3,146 million, respectively, and non-recurring measurements of $1,460 million and $2,412 million, respectively, are valued using non-binding broker quotes or other third-party sources. For a description of our process to evaluate third-party pricing servicers, see Note 1. At December 31, 2013 and December 31, 2012, other recurring fair value measurements of $327 million and $370 million, respectively, and non-recurring fair value measurements of $571 million and $285 million, respectively, were individually insignificant and utilize a number of different unobservable inputs not subject to meaningful aggregation.

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

	2013			2012
		Assets (liabilities)			Assets (liabilities)
		Carrying			Carrying
	Notional	amount	Estimated	Notional	amount	Estimated
December 31 (In millions)	amount	(net)	fair value	amount	(net)	fair value

GE
Assets
Investments and notes
receivable	$ (a)	$488	$512	$ (a)	$222	$222
Liabilities
Borrowings(b)	(a)	(13,356)	(13,707)	(a)	(17,469)	(18,619)
GECC
Assets
Loans	(a)	226,293	230,792	(a)	235,888	238,254
Other commercial mortgages	(a)	2,270	2,281	(a)	2,222	2,249
Loans held for sale	(a)	512	512	(a)	1,180	1,181
Other financial instruments(c)	(a)	1,622	2,203	(a)	1,858	2,276
Liabilities
Borrowings and bank
deposits(b)(d)	(a)	(371,062)	(386,823)	(a)	(397,039)	(414,264)
Investment contract benefits	(a)	(3,144)	(3,644)	(a)	(3,321)	(4,150)
Guaranteed investment
contracts	(a)	(1,471)	(1,459)	(a)	(1,644)	(1,674)
Insurance – credit life(e)	2,149	(108)	(94)	2,277	(120)	(104)

(a)	These financial instruments do not have notional amounts.

(b)	See Note 10.

(c)	Principally cost method investments.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at December 31, 2013 and 2012 would have been reduced by $2,284 million and $7,937 million, respectively.

(e)	Net of reinsurance of $1,250 million and $2,000 million at December 31, 2013 and 2012, respectively.

A description of how we estimate fair values follows.

Loans

Based on a discounted future cash flows methodology, using current market interest rate data adjusted for inherent credit risk or quoted market prices and recent transactions, if available.

(177)

Borrowings and bank deposits

Based on valuation methodologies using current market interest rate data that are comparable to market quotes adjusted for our non-performance risk.

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

Loan Commitments
	Notional amount
December 31 (In millions)	2013	2012

Ordinary course of business lending commitments(a)	$4,756	$3,708
Unused revolving credit lines(b)
Commercial(c)	16,570	17,929
Consumer – principally credit cards	290,662	271,211

(a)	Excluded investment commitments of $1,395 million and $1,276 million as of December 31, 2013 and 2012, respectively.

(b)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $13,502 million and $12,813 million as of December 31, 2013 and 2012, respectively.

(c)
Included commitments of $11,629 million and $12,923 million as of December 31, 2013 and 2012, respectively, associated with secured financing arrangements that could have increased to a maximum of $14,590 million and $15,731 million at December 31, 2013 and 2012, respectively, based on asset volume under the arrangement.

Securities Repurchase and Reverse Repurchase Arrangements

Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks primarily for purposes of liquidity management. At December 31, 2013, we were party to repurchase agreements totaling $126 million, which were reported in short-term borrowings on the financial statements. We have had no repurchase agreements that were accounted for as off-book financing and we do not engage in securities lending transactions.

(178)

We also enter into reverse securities repurchase agreements primarily for short-term investment with maturities of 90 days or less. At December 31, 2013, we were party to reverse repurchase agreements totaling $20.8 billion, which were reported in cash and equivalents on the financial statements. Under these reverse securities repurchase agreements, we typically lend available cash at a specified rate of interest and hold U.S. or highly-rated European government securities as collateral during the term of the agreement. Collateral value is in excess of amounts loaned under the agreements.

Derivatives and hedging

As a matter of policy, we use derivatives for risk management purposes, and we do not use derivatives for speculative purposes. A key risk management objective for our financial services businesses is to mitigate interest rate and currency risk by seeking to ensure that the characteristics of the debt match the assets they are funding. If the form (fixed versus floating) and currency denomination of the debt we issue do not match the related assets, we typically execute derivatives to adjust the nature and tenor of funding to meet this objective within pre-defined limits. The determination of whether we enter into a derivative transaction or issue debt directly to achieve this objective depends on a number of factors, including market-related factors that affect the type of debt we can issue.

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $320,000 million, approximately 87%, or $277,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivative activities primarily relate to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases and contracts containing certain clauses that meet the accounting definition of a derivative. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings concurrently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected concurrently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.

(179)

The following table provides information about the fair value of our derivatives by contract type, separating those accounted for as hedges and those that are not.

	2013		2012
	Fair value		Fair value
December 31 (In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$3,837	$1,989	$8,443	$719
Currency exchange contracts	1,830	984	890	1,777
Other contracts	1	-	1	-
	5,668	2,973	9,334	2,496

Derivatives not accounted for as hedges
Interest rate contracts	270	169	452	195
Currency exchange contracts	2,257	2,245	1,797	691
Other contracts	284	42	283	72
	2,811	2,456	2,532	958

Gross derivatives recognized in statement of
financial position
Gross derivatives	8,479	5,429	11,866	3,454
Gross accrued interest	1,227	241	1,683	14
	9,706	5,670	13,549	3,468

Amounts offset in statement of financial position
Netting adjustments(a)	(4,120)	(4,113)	(2,801)	(2,786)
Cash collateral(b)	(2,619)	(242)	(5,125)	(391)
	(6,739)	(4,355)	(7,926)	(3,177)

Net derivatives recognized in statement of
financial position
Net derivatives	2,967	1,315	5,623	291

Amounts not offset in statement of
financial position
Securities held as collateral(c)	(1,962)	-	(5,227)	-

Net amount	$1,005	$1,315	$396	$291

Derivatives are classified in the captions “All other assets” and “All other liabilities” and the related accrued interest is classified in “Other GECC receivables” and “All other liabilities” in our financial statements.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty non-performance risk. At December 31, 2013 and 2012, the cumulative adjustment for non-performance risk was a gain (loss) of $(7) million and $(15) million, respectively.

(b)	Excludes excess cash collateral received and posted of $160 million and $37 million at December 31, 2013, respectively, and $42 million and $10 million at December 31, 2012, respectively.

(c)	Excludes excess securities collateral received of $363 million and $359 million at December 31, 2013 and 2012, respectively.

Fair value hedges

We use interest rate and currency exchange derivatives to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate debt. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in earnings within interest and other financial charges, along with offsetting adjustments to the carrying amount of the hedged debt. The following table provides information about the earnings effects of our fair value hedging relationships for the years ended December 31, 2013 and 2012, respectively.

(180)

	2013		2012
(In millions)	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
	derivatives	items	derivatives	items

Interest rate contracts	$(5,258)	$5,180	$708	$(1,041)
Currency exchange contracts	(7)	6	(68)	98

Fair value hedges resulted in $(79) million and $(303) million of ineffectiveness in 2013 and 2012, respectively. In both 2013 and 2012, there were insignificant amounts excluded from the assessment of effectiveness.

Cash flow hedges

We use interest rate, currency exchange and commodity derivatives to reduce the variability of expected future cash flows associated with variable-rate borrowings and commercial purchase and sale transactions, including commodities. For derivatives that are designated in a cash flow hedging relationship, the effective portion of the change in fair value of the derivative is reported as a component of AOCI and reclassified into earnings contemporaneously and in the same caption with the earnings effects of the hedged transaction.

The following table provides information about the amounts recorded in AOCI, as well as the gain (loss) recorded in earnings, primarily in GECC revenue from services, interest and other financial charges, and other costs and expenses, when reclassified out of AOCI, for the years ended December 31, 2013 and 2012, respectively. See Note 15 for additional information about reclassifications out of AOCI.

	Gain (loss) recognized		Gain (loss) reclassified from
	in AOCI		AOCI into earnings
(In millions)	2013	2012	2013	2012

Interest rate contracts	$(26)	$(158)	$(364)	$(499)
Currency exchange contracts	941	1,004	817	681
Commodity contracts	(6)	6	(5)	(5)
Total	$909	$852	$448	$177

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $251 million loss at December 31, 2013. We expect to transfer $208 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In 2013, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At December 31, 2013 and 2012, the maximum term of derivative instruments that hedge forecasted transactions was 19 years and 20 years, respectively.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts are primarily reported in GECC revenues from services and totaled $0 million and $5 million for the years ended December 31, 2013 and 2012, respectively.

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

The following table provides information about the amounts recorded in AOCI for the years ended December 31, 2013 and 2012, as well as the gain (loss) recorded in GECC revenues from services when reclassified out of AOCI.

(181)

	Gain (loss) recognized		Gain (loss) reclassified
(In millions)	in CTA		from CTA
	2013	2012	2013	2012

Currency exchange contracts	$2,322	$(2,905)	$(1,525)	$27

The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(678) million and $(874) million for the years ended December 31, 2013 and 2012, respectively, and are recorded in interest and other financial charges.

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in GECC revenues from services or other income, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Losses for the year ended December 31, 2013 on derivatives not designated as hedges were $(449) million composed of amounts related to interest rate contracts of $(111) million, currency exchange contracts of $(595) million, and other derivatives of $257 million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged. Losses for the year ended December 31, 2012 on derivatives not designated as hedges were $(90) million composed of amounts related to interest rate contracts of $(296) million, currency exchange contracts of $80 million, and other derivatives of $126 million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. The fair value of such collateral was $4,581 million, of which $2,619 million was cash and $1,962 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $242 million at December 31, 2013. At December 31, 2013, our exposure to counterparties (including accrued interest), net of collateral we hold, was $871 million. This excludes exposure related to embedded derivatives.

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability, after consideration of collateral posted by us and outstanding interest payments was $1,234 million at December 31, 2013. This excludes embedded derivatives.

(182)

NOTE 23. VARIABLE INTEREST ENTITIES

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

In determining whether we have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, we evaluate all of our economic interests in the entity, regardless of form (debt, equity, management and servicing fees, and other contractual arrangements). This evaluation considers all relevant factors of the entity’s design, including: the entity’s capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, contingent payments, as well as other contractual arrangements that have the potential to be economically significant. The evaluation of each of these factors in reaching a conclusion about the potential significance of our economic interests is a matter that requires the exercise of professional judgment.

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

•
Consolidated Securitization Entities (CSEs) were created to facilitate securitization of financial assets and other forms of asset-backed financing that serve as an alternative funding source by providing access to variable funding notes and term markets. The securitization transactions executed with these entities are similar to those used by many financial institutions and substantially all are non-recourse. We provide servicing for substantially all of the assets in these entities.

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

(183)

•
Other remaining assets and liabilities of consolidated VIEs relate primarily to three categories of entities: (1) joint ventures that lease equipment of $1,539 million of assets and $727 million of liabilities; (2) other entities that are involved in power generating and leasing activities of $762 million of assets and no liabilities; and (3) insurance entities that, among other lines of business, provide property and casualty and workers’ compensation coverage for GE of $1,209 million of assets and $566 million of liabilities.

The table below summarizes the assets and liabilities of consolidated VIEs described above.

			Consolidated Securitization Entities
			Credit				Trade
December 31 (In millions)	Trinity	(a)	cards	(b)	Equipment	(b)	receivables	Other	Total

2013

Assets(c)
Financing
receivables, net	$-		$24,766		$12,928		$2,509	$2,044	$42,247
Investment securities	2,786		-		-		-	1,044	3,830
Other assets	213		20		557		-	2,430	3,220
Total	$2,999		$24,786		$13,485		$2,509	$5,518	$49,297

Liabilities(c)
Borrowings	$-		$-		$-		$-	$598	$598
Non-recourse
borrowings	-		15,363		10,982		2,180	49	28,574
Other liabilities	1,482		228		248		25	1,351	3,334
Total	$1,482		$15,591		$11,230		$2,205	$1,998	$32,506

2012

Assets(c)
Financing
receivables, net	$-		$24,169		$12,456		$2,339	$1,952	$40,916
Investment securities	3,435		-		-		-	1,051	4,486
Other assets	217		29		360		-	2,428	3,034
Total	$3,652		$24,198		$12,816		$2,339	$5,431	$48,436

Liabilities(c)
Borrowings	$-		$-		$-		$-	$711	$711
Non-recourse
borrowings	-		17,208		9,811		2,050	54	29,123
Other liabilities	1,656		146		11		8	1,215	3,036
Total	$1,656		$17,354		$9,822		$2,058	$1,980	$32,870

(a)	Excludes intercompany advances from GECC to Trinity, which are eliminated in consolidation of $1,837 million and $2,441 million at December 31, 2013 and 2012, respectively.

(b)
We provide servicing to the CSEs and are contractually permitted to commingle cash collected from customers on financing receivables sold to CSE investors with our own cash prior to payment to a CSE, provided our short-term credit rating does not fall below A-1/P-1. These CSEs also owe us amounts for purchased financial assets and scheduled interest and principal payments. At December 31, 2013 and 2012, the amounts of commingled cash owed to the CSEs were $6,314 million and $6,225 million, respectively, and the amounts owed to GECC by CSEs were $5,540 million and $6,143 million, respectively.

(c)
Asset amounts exclude intercompany receivables for cash collected on behalf of these entities by GE as servicer, which are eliminated in consolidation. Such receivables provide the cash to repay the entities’ liabilities. If these intercompany receivables were included in the table above, assets would be higher. In addition, other assets, borrowings and other liabilities exclude intercompany balances that are eliminated in consolidation.

Total revenues from our consolidated VIEs were $7,540 million, $7,127 million and $6,326 million in 2013, 2012 and 2011, respectively. Related expenses consisted primarily of provisions for losses of $1,247 million, $1,171 million and $1,146 million in 2013, 2012 and 2011, respectively, and interest and other financial charges of $355 million, $541 million and $594 million in 2013, 2012 and 2011, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GE and the VIEs, which are eliminated in consolidation.

(184)

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

Our largest exposure to any single unconsolidated VIE at December 31, 2013 is an investment in asset-backed securities issued by the Senior Secured Loan Program (SSLP), a fund that invests in high-quality senior secured debt of various middle-market companies ($6,996 million). Other significant unconsolidated VIEs include investments in real estate entities ($2,369 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; and exposures to joint ventures that purchase factored receivables ($2,624 million).

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the type of investment we hold. Variable interests in partnerships and corporate entities are classified as either equity method or cost method investments. In the ordinary course of business, we also make investments in entities in which we are not the primary beneficiary but may hold a variable interest such as limited partner interests or mezzanine debt investments. These investments are classified in two captions in our financial statements: “All other assets” for investments accounted for under the equity method, and “Financing receivables – net” for debt financing provided to these entities. Our investments in unconsolidated VIEs at December 31, 2013 and December 31, 2012 follow.

December 31 (In millions)	2013	2012

Other assets and investment securities	$9,129	$10,027
Financing receivables – net	3,346	2,654
Total investments	12,475	12,681
Contractual obligations to fund
investments or guarantees	2,741	2,608
Revolving lines of credit	31	41
Total	$15,247	$15,330

As previously reported, during 2012, Penske Truck Leasing Co., L.P. (PTL) effected a recapitalization and subsequently acquired third-party financing in order to repay outstanding debt owed to GECC. In the first quarter of 2013, PTL had repaid all outstanding debt owed and terminated its borrowing arrangement with GECC. During the second quarter of 2013, PTL ceased to be a VIE as a result of a principal in PTL retiring from the GE Board. Therefore, our investment in PTL ($899 million at December 31, 2013) is not reported in the December 31, 2013 balance in the table above. As co-issuer and co-guarantor of the $700 million of debt raised by the funding entity related to PTL, GECC reports this amount, which is also our loss exposure and excluded from the table above, as debt of GECC in its financial statements. GECC has been indemnified by the other limited partners of PTL for their proportionate share of the debt obligation.

In addition to the entities included in the table above, we also hold passive investments in RMBS, CMBS and ABS issued by VIEs. Such investments were, by design, investment grade at issuance and held by a diverse group of investors. Further information about such investments is provided in Note 3.

(185)

NOTE 24. COMMITMENTS AND GUARANTEES

Commitments

In our Aviation segment, we had committed to provide financing assistance on $2,669 million of future customer acquisitions of aircraft equipped with our engines, including commitments made to airlines in 2013 for future sales under our GE90 and GEnx engine campaigns. The GECAS business of GE Capital had placed multiple-year orders for various Boeing, Airbus and other aircraft with list prices approximating $29,405 million and secondary orders with airlines for used aircraft of approximately $816 million at December 31, 2013.

Product Warranties

We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information – mostly historical claims experience – claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows.

(In millions)	2013	2012	2011

Balance at January 1	$1,383	$1,507	$1,405
Current-year provisions	745	611	866
Expenditures	(814)	(723)	(881)
Other changes	10	(12)	117
Balance at December 31	$1,324	$1,383	$1,507

Guarantees

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

At December 31, 2013, we were committed under the following guarantee arrangements beyond those provided on behalf of VIEs. See Note 23.

•
Credit Support. We have provided $2,775 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable these customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed, or possibly by certain other assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $36 million at December 31, 2013.

•
Indemnification Agreements. We have agreements that require us to fund up to $125 million at December 31, 2013 under residual value guarantees on a variety of leased equipment. Under most of our residual value guarantees, our commitment is secured by the leased asset. The liability for these indemnification agreements was $21 million at December 31, 2013.

At December 31, 2013, we also had $1,009 million of other indemnification commitments, substantially all of which relate to representations and warranties in sales of businesses or assets.

•
Contingent Consideration. These are agreements to provide additional consideration to a buyer or seller in a business combination if contractually specified conditions related to the acquisition or disposition are achieved.

(186)

NOTE 25. SUPPLEMENTAL CASH FLOWS INFORMATION

Changes in operating assets and liabilities are net of acquisitions and dispositions of principal businesses.

Amounts reported in the “Proceeds from sales of discontinued operations” and “Proceeds from principal business dispositions” lines in the Statement of Cash Flows are net of cash disposed and included certain deal-related costs. Amounts reported in the “Net cash from (payments for) principal businesses purchased” line is net of cash acquired and included certain deal-related costs and debt assumed and immediately repaid in acquisitions. Amounts reported in the “Proceeds from sale of equity interest in NBCU LLC” line included certain deal-related costs.

Amounts reported in the “All other operating activities” line in the Statement of Cash Flows consist primarily of adjustments to current and noncurrent accruals, deferrals of costs and expenses and adjustments to assets. GECC had non-cash transactions related to foreclosed properties and repossessed assets totaling $482 million, $839 million and $859 million in 2013, 2012 and 2011, respectively.

Certain supplemental information related to GE and GECC cash flows is shown below.

For the years ended December 31 (In millions)	2013	2012	2011

GE
Net dispositions (purchases) of GE shares for treasury
Open market purchases under share repurchase program	$(10,225)	$(5,005)	$(2,065)
Other purchases	(91)	(110)	(100)
Dispositions	1,038	951	709
	$(9,278)	$(4,164)	$(1,456)
GECC
All other operating activities
Amortization of intangible assets	$425	$447	$562
Net realized losses on investment securities	523	34	197
Cash collateral on derivative contracts	(2,271)	2,900	1,247
Increase (decrease) in other liabilities	2,334	560	(1,344)
Other	(912)	1,477	2,465
	$99	$5,418	$3,127
Net decrease (increase) in GECC financing receivables
Increase in loans to customers	$(311,860)	$(308,156)	$(322,270)
Principal collections from customers - loans	307,849	307,250	332,100
Investment in equipment for financing leases	(8,652)	(9,192)	(9,610)
Principal collections from customers - financing leases	9,646	10,976	12,431
Net change in credit card receivables	(8,058)	(8,030)	(6,243)
Sales of financing receivables	14,664	12,642	8,117
	$3,589	$5,490	$14,525
All other investing activities
Purchases of investment securities	$(16,422)	$(15,666)	$(20,816)
Dispositions and maturities of investment securities	18,139	17,010	19,535
Decrease (increase) in other assets - investments	1,089	4,338	2,672
Proceeds from sales of real estate properties	10,680	3,381	3,152
Other	1,486	2,731	3,190
	$14,972	$11,794	$7,733
Newly issued debt (maturities longer than 90 days)
Short-term (91 to 365 days)	$55	$59	$10
Long-term (longer than one year)	44,833	55,782	43,257
	$44,888	$55,841	$43,267
Repayments and other reductions (maturities
longer than 90 days)
Short-term (91 to 365 days)	$(52,553)	$(94,114)	$(81,918)
Long-term (longer than one year)	(3,291)	(9,368)	(2,786)
Principal payments - non-recourse, leveraged leases	(585)	(426)	(732)
	$(56,429)	$(103,908)	$(85,436)
All other financing activities
Proceeds from sales of investment contracts	$491	$2,697	$4,396
Redemption of investment contracts	(980)	(5,515)	(6,230)
Other	(420)	(49)	42
	$(909)	$(2,867)	$(1,792)

(187)

NOTE 26. INTERCOMPANY TRANSACTIONS

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

These intercompany transactions are reported in the GE and GECC columns of our financial statements, but are eliminated in deriving our consolidated financial statements. Effects of these eliminations on our consolidated cash flows from operating, investing and financing activities are $(5,088) million, $492 million and $4,690 million for 2013, $(8,542) million, $2,328 million and $6,703 million for 2012 and $(558) million, $(373) million and $903 million for 2011, respectively. Details of these eliminations are shown below.

For the years ended December 31 (In millions)	2013	2012	2011

Cash from (used for) operating activities-continuing operations
Combined	$34,125	$39,557	$32,669
GE customer receivables sold to GECC	360	(1,809)	(577)
GECC dividends to GE	(5,985)	(6,426)	-
Other reclassifications and eliminations	537	(307)	19
	$29,037	$31,015	$32,111
Cash from (used for) investing activities-continuing operations
Combined	$28,182	$9,262	$21,540
GE customer receivables sold to GECC	262	2,005	421
Other reclassifications and eliminations	230	323	(794)
	$28,674	$11,590	$21,167
Cash from (used for) financing activities-continuing operations
Combined	$(50,319)	$(57,758)	$(47,818)
GE customer receivables sold to GECC	(622)	(196)	156
GECC dividends to GE	5,985	6,426	-
Other reclassifications and eliminations	(673)	473	747
	$(45,629)	$(51,055)	$(46,915)

NOTE 27. OPERATING SEGMENTS

Basis for presentation

Our operating businesses are organized based on the nature of markets and customers. Segment accounting policies are the same as described in Note 1. Segment results for our financial services businesses reflect the discrete tax effect of transactions.

Results of our formerly consolidated subsidiary, NBCU, and our equity method investment in NBCU LLC, which we sold in the first quarter of 2013 are reported in the Corporate items and eliminations line on the Summary of Operating Segments.

A description of our operating segments as of December 31, 2013, can be found below, and details of segment profit by operating segment can be found in the Summary of Operating Segments table in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(188)

Power & Water

Power plant products and services, including design, installation, operation and maintenance services are sold into global markets. Gas, steam and aeroderivative turbines, nuclear reactors, generators, combined cycle systems, controls and related services, including total asset optimization solutions, equipment upgrades and long-term maintenance service agreements are sold to power generation and other industrial customers. Renewable energy solutions include wind turbines. Water treatment services and equipment include specialty chemical treatment programs, water purification equipment, mobile treatment systems and desalination processes.

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

Transportation

Transportation is a global technology leader and supplier to the railroad, mining, marine and drilling industries. GE provides freight and passenger locomotives, diesel engines for rail, marine and stationary power applications, railway signaling and communications systems, underground mining equipment, motorized drive systems for mining trucks, information technology solutions, high-quality replacement parts and value added services.

(189)

Appliances & Lighting

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

GE Capital

CLL has particular mid-market expertise, and primarily offers secured commercial loans, equipment financing and other financial services to companies across a wide range of industries including construction, retail, manufacturing, transportation, media, communications, technology and healthcare. Equipment financing activities include industrial, medical, fleet vehicles, corporate aircraft, construction, office imaging and many other equipment types.

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

GECAS, our commercial aircraft financing and leasing business, offers a wide range of aircraft types and financing options, including operating leases and secured debt financing, and also provides productivity solutions including spare engine leasing, airport and airline consulting services, and spare parts financing and management.

Revenues
	Total revenues(a)			Intersegment revenues(b)			External revenues
(In millions)	2013	2012	2011	2013	2012	2011	2013	2012	2011

Power & Water	$24,724	$28,299	$25,675	$947	$1,119	$794	$23,777	$27,180	$24,881
Oil & Gas	16,975	15,241	13,608	360	314	302	16,615	14,927	13,306
Energy Management	7,569	7,412	6,422	848	487	504	6,721	6,925	5,918
Aviation	21,911	19,994	18,859	500	672	417	21,411	19,322	18,442
Healthcare	18,200	18,290	18,083	14	37	65	18,186	18,253	18,018
Transportation	5,885	5,608	4,885	12	11	33	5,873	5,597	4,852
Appliances & Lighting	8,338	7,967	7,693	25	23	22	8,313	7,944	7,671
Total industrial	103,602	102,811	95,225	2,706	2,663	2,137	100,896	100,148	93,088
GE Capital	44,067	45,364	48,324	1,150	1,037	977	42,917	44,327	47,347
Corporate items
and eliminations(c)	(1,624)	(1,491)	2,993	(3,856)	(3,700)	(3,114)	2,232	2,209	6,107
Total	$146,045	$146,684	$146,542	$-	$-	$-	$146,045	$146,684	$146,542

(a)	Revenues of GE businesses include income from sales of goods and services to customers and other income.

(b)	Sales from one component to another generally are priced at equivalent commercial selling prices.

(c)	Includes the results of NBCU (our formerly consolidated subsidiary) and our former equity method investment in NBCUniversal LLC.

Revenues from customers located in the United States were $68,617 million, $70,466 million and $69,910 million in 2013, 2012 and 2011, respectively. Revenues from customers located outside the United States were $77,428 million, $76,218 million and $76,632 million in 2013, 2012 and 2011, respectively.

(190)

				Property, plant and
	Assets(a)(b)			equipment additions(c)			Depreciation and amortization
	At December 31			For the years ended December 31			For the years ended December 31
(In millions)	2013	2012	2011	2013	2012	2011	2013	2012	2011

Power & Water	$29,526	$27,174	$27,074	$714	$661	$770	$668	$647	$605
Oil & Gas	26,181	20,099	18,855	1,185	467	904	479	426	434
Energy Management	9,962	9,253	9,835	137	155	414	323	287	239
Aviation	32,272	25,144	23,567	1,178	781	699	677	644	569
Healthcare	27,956	28,458	27,981	316	322	378	861	879	869
Transportation	4,472	4,389	2,633	282	724	193	167	90	88
Appliances & Lighting	4,237	4,133	3,675	405	485	268	300	265	260
GE Capital	516,829	539,351	584,643	9,978	11,879	9,871	7,738	7,348	7,480
Corporate items
and eliminations(d)	5,125	26,998	19,740	194	(99)	56	260	218	186
Total	$656,560	$684,999	$718,003	$14,389	$15,375	$13,553	$11,473	$10,804	$10,730

(a)
Assets of discontinued operations, NBCU (our formerly consolidated subsidiary) and our former equity method investment in NBCUniversal LLC are included in Corporate items and eliminations for all periods presented.

(b)
Total assets of the Power & Water, Oil & Gas, Energy Management, Aviation, Healthcare, Transportation, Appliances & Lighting and GE Capital operating segments at December 31, 2013, include investment in and advances to associated companies of $507 million, $108 million, $788 million, $1,463 million, $576 million, $10 million, $388 million and $17,348 million, respectively. Investments in and advances to associated companies contributed approximately $(26) million, $18 million, $3 million, $4 million, $(48) million, $0 million, $40 million and $1,809 million to segment pre-tax income of Power & Water, Oil & Gas, Energy Management, Aviation, Healthcare, Transportation, Appliances & Lighting and GE Capital operating segments, respectively, for the year ended December 31, 2013. Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest included: total assets of $98,658 million, primarily financing receivables of $46,655 million; total liabilities of $66,535 million, primarily debt of $40,030 million; revenues totaled $22,692 million; and net earnings totaled $2,431 million.

(c)	Additions to property, plant and equipment include amounts relating to principal businesses purchased.

(d)	Includes deferred income taxes that are presented as assets for purposes of our consolidating balance sheet presentation.

	Interest and other financial charges			Provision (benefit) for income taxes
(In millions)	2013	2012	2011	2013	2012	2011

GE Capital	$9,267	$11,596	$13,760	$(992)	$521	$906
Corporate items and eliminations(a)	849	811	662	1,668	2,013	4,839
Total	$10,116	$12,407	$14,422	$676	$2,534	$5,745

(a)
Included amounts for Power & Water, Oil & Gas, Energy Management, Aviation, Healthcare, Transportation, Appliances & Lighting, for which our measure of segment profit excludes interest and other financial charges and income taxes.

Property, plant and equipment – net associated with operations based in the United States were $28,657 million, $27,192 million and $25,974 million at year-end 2013, 2012 and 2011, respectively. Property, plant and equipment – net associated with operations based outside the United States were $40,170 million, $41,441 million and $38,573 million at year-end 2013, 2012 and 2011, respectively.

(191)

NOTE 28. QUARTERLY INFORMATION (UNAUDITED)

	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions; per-share amounts in dollars)	2013	2012	2013	2012	2013	2012	2013	2012

Consolidated operations
Earnings from continuing operations	$3,631	$3,257	$3,423	$3,681	$3,272	$3,460	$5,149	$4,449
Earnings (loss) from discontinued
operations	(120)	(185)	(124)	(543)	(91)	48	(1,785)	(303)
Net earnings	3,511	3,072	3,299	3,138	3,181	3,508	3,364	4,146
Less net earnings attributable to
noncontrolling interests	(16)	38	166	33	(10)	17	158	135
Net earnings attributable to
the Company	$3,527	$3,034	$3,133	$3,105	$3,191	$3,491	$3,206	$4,011
Per-share amounts – earnings from
continuing operations
Diluted earnings per share	$0.35	$0.30	$0.31	$0.34	$0.32	$0.33	$0.49	$0.41
Basic earnings per share	0.35	0.30	0.32	0.34	0.32	0.33	0.49	0.41
Per-share amounts – earnings (loss)
from discontinued operations
Diluted earnings per share	(0.01)	(0.02)	(0.01)	(0.05)	(0.01)	-	(0.18)	(0.03)
Basic earnings per share	(0.01)	(0.02)	(0.01)	(0.05)	(0.01)	-	(0.18)	(0.03)
Per-share amounts – net earnings
Diluted earnings per share	0.34	0.29	0.30	0.29	0.31	0.33	0.32	0.38
Basic earnings per share	0.34	0.29	0.30	0.29	0.31	0.33	0.32	0.38

Selected data
GE
Sales of goods and services	$22,303	$23,687	$24,623	$25,138	$25,262	$24,749	$28,826	$27,301
Gross profit from sales	4,867	5,653	6,007	5,800	5,691	6,025	6,819	8,341
GECC
Total revenues	11,468	11,267	10,916	11,285	10,606	11,207	11,077	11,605
Earnings from continuing operations
attributable to the Company	1,938	1,760	1,924	2,112	1,903	1,668	2,493	1,805

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2013, and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the report of our independent registered public accounting firm appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(192)

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant (As of February 1, 2014)

			Date assumed
			Executive
Name	Position	Age	Officer Position

Jeffrey R. Immelt	Chairman of the Board and Chief Executive Officer	57	January 1997
Jeffrey S. Bornstein	Senior Vice President and Chief Financial Officer	48	July 2013
Kathryn A. Cassidy	Senior Vice President and GE Treasurer	59	March 2003
Elizabeth J. Comstock	Senior Vice President, Chief Marketing Officer	53	April 2013
Brackett B. Denniston III	Senior Vice President and General Counsel	66	February 2004
Jan R. Hauser	Vice President, Controller & Chief Accounting Officer	54	April 2013
Daniel C. Heintzelman	Vice Chairman, Enterprise Risk and Operations	56	October 2013
Susan Peters	Senior Vice President, Human Resources	60	August 2013
John G. Rice	Vice Chairman of General Electric Company;
	President & CEO, Global Growth & Operations	57	September 1997
Keith S. Sherin	Vice Chairman of General Electric Company; CEO, GE Capital	55	January 1999

All Executive Officers are elected by the Board of Directors for an initial term that continues until the Board meeting immediately preceding the next annual statutory meeting of shareowners, and thereafter are elected for one-year terms or until their successors have been elected. All Executive Officers have been executives of General Electric Company for the last five years except for Ms. Hauser. Prior to joining GE in March 2013, Ms. Hauser served as a partner, Accounting Services, National Professional Services Group at PricewaterhouseCoopers LLP.

The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Other Governance Policies and Practices” and “Board Committees” in our definitive proxy statement for our 2014 Annual Meeting of Shareowners to be held April 23, 2014, which will be filed within 120 days of the end of our fiscal year ended December 31, 2013 (the 2014 Proxy Statement).

Item 11. Executive Compensation.

Incorporated by reference to “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation,” “All Other Compensation,” “Other Benefits,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination at Fiscal Year-End” and “Director Compensation” in the 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to “Stock Ownership Information” in the 2014 Proxy Statement. The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is provided in Note 16 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(193)

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to “Related Person Transactions” and “Director Independence” in the 2014 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Incorporated by reference to “Independent Auditor Information” in the 2014 Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)1. Financial Statements

Included in Part II of this report:

Statement of Earnings for the years ended December 31, 2013, 2012 and 2011
Consolidated Statement of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statement of Changes in Shareowners’ Equity for the years ended December 31, 2013, 2012 and 2011
Statement of Financial Position at December 31, 2013 and 2012
Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Management’s Annual Report on Internal Control Over Financial Reporting
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

3(i)	The Certificate of Incorporation, as amended, of General Electric Company.*

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

(194)

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

4(g)
Indenture dated December 1, 2005, between General Electric Company and The Bank of New York Mellon, as successor trustee (Incorporated by reference to Exhibit 4(a) of General Electric’s Current Report on Form 8-K filed on December 9, 2005 (Commission file number 001-00035)).

4(h)
Senior Note Indenture dated as of October 9, 2012, between General Electric Company and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to General Electric’s Current Report on Form 8-K filed on October 9, 2012 (Commission file number 001-00035)).

4(i)
Twelfth Amended and Restated Fiscal and Paying Agency Agreement among GECC, GE Capital Australia Funding Pty Ltd., GE Capital European Funding, GE Capital U.K. Funding and The Bank of New York Mellon and The Bank of New York Mellon (Luxembourg) S.A., as fiscal and paying agents, dated as of April 5, 2013 (Incorporated by reference to Exhibit 4(i) to GECC’s Form 10-K Report for the year ended December 31, 2013 (Commission file number 001-06461)).

4(j)
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

(10)	Except for 10(y), (z) and (aa) below, all of the following exhibits consist of Executive Compensation Plans or Arrangements:

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

(195)

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

(h)	General Electric 2003 Non-Employee Director Compensation Plan, Amended and Restated as of February 7, 2014.*

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

(196)

(p)
Form of Agreement for Periodic Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.4 of General Electric’s Current Report on Form 8-K dated April 27, 2007 (Commission file number 001-00035)).

(q)
Form of Agreement for Long Term Performance Award Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan (as amended and restated April 25, 2012) (Incorporated by reference to Exhibit 10(a) of General Electric’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission file number 001-00035)).

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

(u)
Time Sharing Agreement dated November 22, 2010 between General Electric Company and Jeffrey R. Immelt (Incorporated by reference to Exhibit 10(z) to General Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file number 001-00035)).

(v) (w) (x)
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

Time Sharing Agreement dated March 13, 2013 between General Electric Company and Brackett B. Denniston III (Incorporated by reference to Exhibit 10(b) of General Electric’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission file number 001-00035)).

(y)
Amended and Restated Income Maintenance Agreement, dated October 29, 2009, between the Registrant and General Electric Capital Corporation (Incorporated by reference to Exhibit 10 to GECC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission file number 001-06461)).

(z) (aa)
Transaction Agreement dated as of February 12, 2013 among General Electric Company, Comcast Corporation, National Broadcasting Company Holding, Inc., Navy Holdings, Inc., NBCUniversal, LLC and NBCUniversal Media, LLC (Incorporated by reference to Exhibit 10(a) of General Electric’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission file number 001-00035)).

Amendment dated as of March 19, 2013 to the Transaction Agreement dated as of February 12, 2013 by and among General Electric Company, Comcast Corporation, NBCUniversal, LLC, NBCUniversal Media, LLC, National Broadcasting Company Holding, Inc. and Navy Holdings, Inc. (Incorporated by reference to Exhibit 10(c) of General Electric’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission file number 001-00035)).

(197)

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

99(b)
Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12(a) to GECC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (Commission file number 001-06461)).

(101)
The following materials from General Electric Company's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings for the years ended December 31, 2013, 2012 and 2011, (ii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statement of Changes in Shareowners' Equity for the years ended December 31, 2013, 2012 and 2011, (iv) Statement of Financial Position at December 31, 2013 and 2012, (v) Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.

*	Filed electronically herewith.
**
Information required to be presented in Exhibit 11 is provided in Note 20 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

(198)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2013, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the Town of Fairfield and State of Connecticut on the 27th day of February 2014.

General Electric Company (Registrant)

By	/s/ Jeffrey S. Bornstein
Jeffrey S. Bornstein Senior Vice President and Chief Financial Officer (Principal Financial Officer)

(199)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signer	Title	Date

	/s/ Jeffrey S. Bornstein	Principal Financial Officer	February 27, 2014
Jeffrey S. Bornstein Senior Vice President and Chief Financial Officer

	/s/ Jan R. Hauser	Principal Accounting Officer	February 27, 2014
Jan R. Hauser Vice President and Controller

	Jeffrey R. Immelt*	Chairman of the Board of Directors (Principal Executive Officer)

	W. Geoffrey Beattie* John J. Brennan*	Director Director
	James I. Cash, Jr.* Francisco D’Souza* Marijn E. Dekkers*	Director Director Director
	Ann M. Fudge*	Director
	Susan Hockfield*	Director
	Andrea Jung*	Director
	Robert W. Lane*	Director
	Ralph S. Larsen*	Director
	Rochelle B. Lazarus*	Director
	James J. Mulva*	Director
	James E. Rohr*	Director
	Mary L. Schapiro*	Director
	Robert J. Swieringa*	Director
	James S. Tisch*	Director
	Douglas A. Warner III*	Director

A majority of the Board of Directors

*By	/s/ Christoph A. Pereira
Christoph A. Pereira Attorney-in-fact February 27, 2014

(200)