Form 10-Q
period 2014-05-09
GENERAL ELECTRIC CO
filed 2014-05-12
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014 OR

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

There were 10,027,765,000 shares of common stock with a par value of $0.06 per share outstanding at March 31, 2014.

(1)

General Electric Company

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Statement of Earnings	4
Condensed, Consolidated Statement of Comprehensive Income	5
Condensed, Consolidated Statement of Changes in Shareowners’ Equity	5
Condensed Statement of Financial Position	6
Condensed Statement of Cash Flows	7
Notes to Condensed, Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3. Quantitative and Qualitative Disclosures About Market Risk	66
Item 4. Controls and Procedures	66

PART II  OTHER INFORMATION
Item 1. Legal Proceedings Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers Item 6. Exhibits Signatures	66 68 69 70

(2)

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; potential market disruptions or other impacts arising in the United States or Europe from developments in sovereign debt situations; the impact of conditions in the financial and credit markets on the availability and cost of General Electric Capital Corporation’s (GECC) funding and on our ability to reduce GECC’s asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; pending and future mortgage securitization claims and litigation in connection with WMC, which may affect our estimates of liability, including possible loss estimates; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the adequacy of our cash flows and earnings and other conditions which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels; GECC’s ability to pay dividends to GE at the planned level, which may be affected by GECC's cash flows and earnings, financial services regulation and oversight, and other factors; our ability to convert pre-order commitments/wins into orders; the price we realize on orders since commitments/wins are stated at list prices; the level of demand and financial performance of the major industries we serve, including, without limitation, air and rail transportation, power generation, oil and gas production, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation; our capital allocation plans, as such plans may change including with respect to the timing and size of share repurchases, acquisitions, joint ventures, dispositions and other strategic actions; our success in completing announced transactions and integrating acquired businesses; our ability to complete the staged exit from our North American Retail Finance business or the acquisition of the Thermal, Renewables and Grid businesses of Alstom as planned; the impact of potential information technology or data security breaches; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

CORPORATE INFORMATION

GE’s Investor Relations website at www.ge.com/investor and our corporate blog at www.gereports.com, as well as GE’s Facebook page and Twitter accounts, contain a significant amount of information about GE, including financial and other information for investors. GE encourages investors to visit these websites from time to time, as information is updated and new information is posted.

(3)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

General Electric Company and consolidated affiliates

Condensed Statement of Earnings

	Three months ended March 31 (Unaudited)
	Consolidated		GE(a)		Financial Services (GECC)
(In millions, except share amounts)	2014	2013	2014	2013	2014	2013

Revenues and other income
Sales of goods	$16,941	$15,674	$16,988	$15,677	$27	$26
Sales of services	6,909	6,513	7,023	6,626	–	–
Other income	196	1,615	161	1,620	–	–
GECC earnings from continuing operations	–	–	1,933	1,938	–	–
GECC revenues from services	10,132	11,141	–	–	10,488	11,442
Total revenues and other income	34,178	34,943	26,105	25,861	10,515	11,468

Costs and expenses
Cost of goods sold	13,713	12,866	13,762	12,874	25	21
Cost of services sold	4,809	4,449	4,923	4,562	–	–
Interest and other financial charges	2,414	2,603	365	324	2,161	2,382
Investment contracts, insurance losses and
insurance annuity benefits	620	663	–	–	643	689
Provision for losses on financing receivables	970	1,457	–	–	970	1,457
Other costs and expenses	8,196	8,766	3,808	4,057	4,574	4,886
Total costs and expenses	30,722	30,804	22,858	21,817	8,373	9,435

Earnings from continuing operations
before income taxes	3,456	4,139	3,247	4,044	2,142	2,033
Benefit (provision) for income taxes	(516)	(508)	(318)	(424)	(198)	(84)
Earnings from continuing operations	2,940	3,631	2,929	3,620	1,944	1,949
Earnings (loss) from discontinued operations,
net of taxes	12	(120)	12	(120)	12	(120)
Net earnings	2,952	3,511	2,941	3,500	1,956	1,829
Less net earnings (loss) attributable to
noncontrolling interests	(47)	(16)	(58)	(27)	11	11
Net earnings attributable to the Company	$2,999	$3,527	$2,999	$3,527	$1,945	$1,818

Amounts attributable to the Company
Earnings from continuing operations	$2,987	$3,647	$2,987	$3,647	$1,933	$1,938
Earnings (loss) from discontinued operations,
net of taxes	12	(120)	12	(120)	12	(120)
Net earnings attributable to the Company	$2,999	$3,527	$2,999	$3,527	$1,945	$1,818

Per-share amounts
Earnings from continuing operations
Diluted earnings per share	$0.29	$0.35
Basic earnings per share	$0.30	$0.35

Net earnings
Diluted earnings per share	$0.30	$0.34
Basic earnings per share	$0.30	$0.34

Dividends declared per common share	$0.22	$0.19

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis.

See Note 3 for other-than-temporary impairment amounts.

See accompanying notes. Separate information is shown for “GE” and “Financial Services (GECC).” Transactions between GE and GECC have been eliminated from the “Consolidated” columns.

(4)

General Electric Company and consolidated affiliates
Condensed, Consolidated Statement of Comprehensive Income

	Three months ended March 31 (Unaudited)
(In millions)	2014	2013

Net earnings	$2,952	$3,511
Less: net earnings (loss) attributable to
noncontrolling interests	(47)	(16)
Net earnings attributable to the Company	$2,999	$3,527

Other comprehensive income (loss)
Investment securities	$457	$68
Currency translation adjustments	49	(459)
Cash flow hedges	68	102
Benefit plans	695	853
Other comprehensive income (loss)	1,269	564
Less: other comprehensive income (loss) attributable to
noncontrolling interests	(2)	(2)
Other comprehensive income (loss) attributable to the Company	$1,271	$566

Comprehensive income	$4,221	$4,075
Less: comprehensive income (loss) attributable to
noncontrolling interests	(49)	(18)
Comprehensive income attributable to the Company	$4,270	$4,093

Amounts presented net of taxes. See Note 11 for further information about other comprehensive income and noncontrolling interests.

See accompanying notes.

General Electric Company and consolidated affiliates
Condensed, Consolidated Statement of Changes in Shareowners' Equity

	Three months ended March 31 (Unaudited)
(In millions)	2014	2013

GE shareowners' equity balance at January 1	$130,566	$123,026
Increases from net earnings attributable to the Company	2,999	3,527
Dividends and other transactions with shareowners	(2,210)	(1,974)
Other comprehensive income (loss) attributable to the Company	1,271	566
Net sales (purchases) of shares for treasury	(840)	(1,422)
Changes in other capital	50	(9)
Ending balance at March 31	131,836	123,714
Noncontrolling interests	6,183	5,336
Total equity balance at March 31	$138,019	$129,050

See Note 11 for further information about changes in shareowners’ equity.

See accompanying notes.

(5)

General Electric Company and consolidated affiliates
Condensed Statement of Financial Position
	Consolidated		GE(a)		Financial Services (GECC)
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(In millions, except share amounts)	2014	2013	2014	2013	2014	2013
	(Unaudited)		(Unaudited)		(Unaudited)
Assets
Cash and equivalents	$86,979	$88,555	$11,690	$13,682	$75,289	$74,873
Investment securities	45,733	43,981	286	323	45,450	43,662
Current receivables	20,975	21,388	11,102	10,970	-	-
Inventories	18,881	17,325	18,819	17,257	62	68
Financing receivables – net	237,005	241,940	-	-	247,242	253,029
Other GECC receivables	9,009	9,114	-	-	15,643	16,513
Property, plant and equipment – net	67,743	68,827	17,624	17,574	50,489	51,607
Investment in GECC	-	-	79,637	77,745	-	-
Goodwill	79,129	77,648	52,793	51,453	26,336	26,195
Other intangible assets – net	14,788	14,310	13,518	13,180	1,275	1,136
All other assets	70,504	70,808	23,940	23,708	47,164	47,366
Assets of businesses held for sale	48	50	-	-	48	50
Assets of discontinued operations	1,458	2,339	9	9	1,449	2,330
Total assets(b)	$652,252	$656,285	$229,418	$225,901	$510,447	$516,829

Liabilities and equity
Short-term borrowings	$76,121	$77,890	$1,547	$1,841	$75,102	$77,298
Accounts payable, principally trade accounts	17,206	16,471	15,718	16,353	7,740	6,549
Progress collections and price adjustments accrued	12,804	13,125	12,817	13,152	-	-
Dividends payable	2,206	2,220	2,206	2,220	-	-
Other GE current liabilities	13,622	13,381	13,622	13,381	-	-
Non-recourse borrowings of consolidated
securitization entities	28,724	30,124	-	-	28,724	30,124
Bank deposits	54,743	53,361	-	-	54,743	53,361
Long-term borrowings	220,992	221,665	14,469	11,515	206,654	210,279
Investment contracts, insurance liabilities
and insurance annuity benefits	27,019	26,544	-	-	27,604	26,979
All other liabilities	59,147	61,057	40,841	40,955	18,773	20,531
Deferred income taxes	381	(275)	(4,575)	(5,061)	4,956	4,786
Liabilities of businesses held for sale	2	6	-	-	2	6
Liabilities of discontinued operations	1,266	3,933	144	143	1,122	3,790
Total liabilities(b)	514,233	519,502	96,789	94,499	425,420	433,703

GECC preferred stock (50,000 shares outstanding
at both March 31, 2014 and December 31, 2013)	-	-	-	-	-	-
Common stock (10,027,765,000 and 10,060,881,000
shares outstanding at March 31, 2014 and
December 31, 2013, respectively)	702	702	702	702	-	-
Accumulated other comprehensive income (loss) – net(c)
Investment securities	764	307	764	307	793	309
Currency translation adjustments	177	126	177	126	(773)	(687)
Cash flow hedges	(189)	(257)	(189)	(257)	(225)	(293)
Benefit plans	(8,601)	(9,296)	(8,601)	(9,296)	(381)	(363)
Other capital	32,544	32,494	32,544	32,494	32,563	32,563
Retained earnings	149,840	149,051	149,840	149,051	52,610	51,165
Less common stock held in treasury	(43,401)	(42,561)	(43,401)	(42,561)	-	-

Total GE shareowners’ equity	131,836	130,566	131,836	130,566	84,587	82,694
Noncontrolling interests(d)	6,183	6,217	793	836	440	432
Total equity	138,019	136,783	132,629	131,402	85,027	83,126

Total liabilities and equity	$652,252	$656,285	$229,418	$225,901	$510,447	$516,829

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis.
(b)
Our consolidated assets at March 31, 2014 include total assets of $46,492 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets include net financing receivables of $40,749 million and investment securities of $3,797 million. Our consolidated liabilities at March 31, 2014 include liabilities of certain VIEs for which the VIE creditors do not have recourse to GE. These liabilities include non-recourse borrowings of consolidated securitization entities (CSEs) of $27,175 million. See Note 16.

(c)	The sum of accumulated other comprehensive income (loss) (AOCI) attributable to the Company was $(7,849) million and $(9,120) million at March 31, 2014 and December 31, 2013, respectively.
(d)	Included AOCI attributable to noncontrolling interests of $(180) million at both March 31, 2014 and December 31, 2013.

See accompanying notes. Separate information is shown for "GE" and "Financial Services (GECC)." Transactions between GE and GECC have been eliminated from the "Consolidated" columns.

(6)

General Electric Company and consolidated affiliates
Condensed Statement of Cash Flows
Three months ended March 31 (Unaudited)
Consolidated			GE(a)		Financial Services (GECC)
(In millions)	2014	2013	2014	2013	2014	2013

Cash flows – operating activities
Net earnings	$2,952	$3,511	$2,941	$3,500	$1,956	$1,829
Less: net earnings (loss) attributable to noncontrolling interests	(47)	(16)	(58)	(27)	11	11
Net earnings attributable to the Company	2,999	3,527	2,999	3,527	1,945	1,818
(Earnings) loss from discontinued operations	(12)	120	(12)	120	(12)	120
Adjustments to reconcile net earnings attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property,
plant and equipment	2,275	2,309	659	612	1,616	1,697
Earnings from continuing operations retained by GECC(b)	-	-	(1,433)	(1,938)	-	-
Deferred income taxes	(1,964)	(1,511)	(341)	(1,762)	(1,623)	251
Decrease (increase) in GE current receivables	482	562	(143)	(635)	-	-
Decrease (increase) in inventories	(1,445)	(977)	(1,453)	(963)	13	(1)
Increase (decrease) in accounts payable	1,007	750	165	134	887	614
Increase (decrease) in GE progress collections	(334)	598	(347)	598	-	-
Provision for losses on GECC financing receivables	970	1,457	-	-	970	1,457
All other operating activities	986	(2,124)	1,656	507	(638)	(2,802)
Cash from (used for) operating activities – continuing
operations	4,964	4,711	1,750	200	3,158	3,154
Cash from (used for) operating activities – discontinued
operations	(3)	(101)	-	(2)	(3)	(99)
Cash from (used for) operating activities	4,961	4,610	1,750	198	3,155	3,055

Cash flows – investing activities
Additions to property, plant and equipment	(3,361)	(3,644)	(1,090)	(975)	(2,361)	(2,696)
Dispositions of property, plant and equipment	1,192	829	-	-	1,192	829
Net decrease (increase) in GECC financing receivables	3,169	5,209	-	-	3,983	6,326
Proceeds from sale of discontinued operations	232	-	-	-	232	-
Proceeds from principal business dispositions	20	272	20	111	-	161
Proceeds from sale of equity interest in NBCU LLC	-	16,699	-	16,699	-	-
Net cash from (payments for) principal businesses purchased	(1,454)	6,383	(1,454)	(9)	-	6,392
All other investing activities	2,084	5,654	81	(249)	3,009	6,226
Cash from (used for) investing activities – continuing
operations	1,882	31,402	(2,443)	15,577	6,055	17,238
Cash from (used for) investing activities – discontinued
operations	(90)	83	-	2	(90)	81
Cash from (used for) investing activities	1,792	31,485	(2,443)	15,579	5,965	17,319

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	(3,330)	(9,849)	(756)	(529)	(3,750)	(9,457)
Net increase (decrease) in bank deposits	1,175	(3,237)	-	-	1,175	(3,237)
Newly issued debt (maturities longer than 90 days)	8,775	17,521	3,034	92	5,743	17,430
Repayments and other reductions (maturities longer
than 90 days)	(11,601)	(23,465)	(35)	(5,013)	(11,566)	(18,452)
Net dispositions (purchases) of GE shares for treasury	(1,337)	(1,733)	(1,337)	(1,733)	-	-
Dividends paid to shareowners	(2,223)	(1,983)	(2,223)	(1,983)	(500)	-
All other financing activities	46	(195)	37	(29)	9	(166)
Cash from (used for) financing activities – continuing
operations	(8,495)	(22,941)	(1,280)	(9,195)	(8,889)	(13,882)
Cash from (used for) financing activities – discontinued
operations	(6)	(15)	-	-	(6)	(15)
Cash from (used for) financing activities	(8,501)	(22,956)	(1,280)	(9,195)	(8,895)	(13,897)
Effect of currency exchange rate changes on cash
and equivalents	73	(714)	(19)	(17)	92	(697)
Increase (decrease) in cash and equivalents	(1,675)	12,425	(1,992)	6,565	317	5,780
Cash and equivalents at beginning of year	88,787	77,459	13,682	15,509	75,105	62,044
Cash and equivalents at March 31	87,112	89,884	11,690	22,074	75,422	67,824
Less: cash and equivalents of discontinued operations
at March 31	133	158	-	-	133	158
Cash and equivalents of continuing operations
at March 31	$86,979	$89,726	$11,690	$22,074	$75,289	$67,666

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis.
(b)	Represents GECC earnings from continuing operations attributable to the Company, net of GECC dividends paid to GE.

See accompanying notes. Separate information is shown for "GE" and "Financial Services (GECC)." Transactions between GE and GECC have been eliminated from the "Consolidated" columns and are discussed in Note 17.

(7)

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed, consolidated financial statements represent the consolidation of General Electric Company (the Company) and all companies that we directly or indirectly control, either through majority ownership or otherwise. See Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (2013 consolidated financial statements), which discusses our consolidation and financial statement presentation. As used in this report on Form 10-Q (Report), “GE” represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), whose continuing operations are presented on a one-line basis; GECC consists of General Electric Capital Corporation and all of its affiliates; and “Consolidated” represents the adding together of GE and GECC with the effects of transactions between the two eliminated. Unless otherwise indicated, we refer to the caption revenues and other income simply as “revenues” throughout Item 1 of this Form 10-Q.

We have reclassified certain prior-period amounts to conform to the current-period presentation. Unless otherwise indicated, information in these notes to the condensed, consolidated financial statements relates to continuing operations.

Interim Period Presentation

The condensed, consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these condensed, consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our 2013 consolidated financial statements. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a fiscal calendar, which requires our businesses to close their books on either a Saturday or Sunday, depending on the business. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar for 2014 is available on our website, www.ge.com/secreports.

Summary of Significant Accounting Policies

See the Notes in our 2013 consolidated financial statements for a summary of our significant accounting policies.

Accounting Changes

On January 1, 2014, we adopted Accounting Standards Update (ASU) 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. Under the revised guidance, the entire amount of the cumulative translation adjustment associated with the foreign entity will be released into earnings in the following circumstances: (a) the sale of a subsidiary or group of net assets within a foreign entity that represents a complete or substantially complete liquidation of that entity, (b) the loss of a controlling financial interest in an investment in a foreign entity, or (c) when the accounting for an investment in a foreign entity changes from the equity method to full consolidation. The revised guidance applies prospectively to transactions or events occurring on or after January 1, 2014.

On January 1, 2014, we adopted ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under the new guidance, an unrecognized tax benefit is required to be presented as a reduction to a deferred tax asset if the disallowance of the tax position would reduce the available tax loss or tax credit carryforward instead of resulting in a cash tax liability. The ASU applies prospectively to all unrecognized tax benefits that exist as of the adoption date and reduced both deferred tax assets and income tax liabilities by $1,224 million as of January 1, 2014.

(8)

2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities of Businesses Held for Sale

In the first quarter of 2013, we committed to sell certain of our machining & fabrication businesses at Aviation and our Consumer auto and personal loan business in Portugal. We completed the sale of our machining & fabrication business on December 2, 2013 for proceeds of $108 million. We completed the sale of our Consumer auto and personal loan business in Portugal on July 15, 2013 for proceeds of $83 million.

NBCU

On March 19, 2013, we closed a transaction to sell our remaining 49% common equity interest in NBCUniversal LLC (NBCU LLC) to Comcast Corporation (Comcast) for total consideration of $16,722 million, consisting of $11,997 million in cash, $4,000 million in Comcast guaranteed debt and $725 million in preferred stock. The $4,000 million of debt and the $725 million of preferred shares were both issued by a wholly-owned subsidiary of Comcast. During the three months ended March 31, 2013, both of these instruments were sold at approximately par value. In addition, Comcast is obligated to share with us potential tax savings associated with Comcast’s purchase of our NBCU LLC interest, if realized. We did not recognize these potential future payments as consideration for the sale, but are recording  such payments in income as they are received. GECC also sold real estate comprising certain floors located at 30 Rockefeller Center, New York and the CNBC property located in Englewood Cliffs, New Jersey to affiliates of NBCU LLC for $1,430 million in cash.

As a result of the transactions, we recognized pre-tax gains of $1,096 million ($825 million after tax) on the sale of our 49% common equity interest in NBCU LLC and $921 million ($564 million after tax) on the sale of GECC’s real estate properties.

Discontinued Operations

Discontinued operations primarily comprised GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), our Commercial Lending and Leasing (CLL) trailer services business in Europe (CLL Trailer Services) and our Consumer banking business in Russia (Consumer Russia). Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.

Financial Information for Discontinued Operations

	Three months ended March 31
(In millions)	2014	2013

Operations
Total revenues and other income (loss)	$29	$54

Earnings (loss) from discontinued operations
before income taxes	$(14)	$(142)
Benefit (provision) for income taxes	7	124
Earnings (loss) from discontinued operations,
net of taxes	$(7)	$(18)

Disposal
Gain (loss) on disposal before income taxes	$18	$(187)
Benefit (provision) for income taxes	1	85
Gain (loss) on disposal, net of taxes	$19	$(102)

Earnings (loss) from discontinued operations,
net of taxes(a)	$12	$(120)

(a)
The sum of GE industrial earnings (loss) from discontinued operations, net of taxes, and GECC earnings (loss) from discontinued operations, net of taxes, is reported as GE earnings (loss) from discontinued operations, net of taxes, on the Condensed Statement of Earnings.

(9)

(In millions)	March 31, 2014	December 31, 2013

Assets
Cash and equivalents	$133	$232
Financing receivables – net	1	711
Other	1,324	1,396
Assets of discontinued operations	$1,458	$2,339

Liabilities
Deferred income taxes	$258	$248
Other	1,008	3,685
Liabilities of discontinued operations	$1,266	$3,933

Other assets at March 31, 2014 and December 31, 2013 primarily comprised a deferred tax asset for a loss carryforward, which expires principally in 2017 and in part in 2019, related to the sale of our GE Money Japan business.

GE Money Japan

During the third quarter of 2008, we completed the sale of GE Money Japan, which included our Japanese personal loan business. Under the terms of the sale, we reduced the proceeds from the sale for estimated refund claims in excess of the statutory interest rate. Proceeds from the sale were to be increased or decreased based on the actual claims experienced in accordance with loss-sharing terms specified in the sale agreement, with all claims in excess of 258 billion Japanese yen (approximately $3,000 million) remaining our responsibility. On February 26, 2014, we reached an agreement with the buyer to pay 175 billion Japanese yen (approximately $1,700 million) to extinguish this obligation. Our reserve for refund claims decreased from $1,836 million at December 31, 2013 to $56 million at March 31, 2014, reflecting payment in March 2014 of the amount required by the February 26, 2014 agreement. The $56 million liability reflects the final remaining amount payable under the February 26, 2014 agreement.

GE Money Japan earnings (loss) from discontinued operations, net of taxes, were $(1) million and $(51) million in the three months ended March 31, 2014 and 2013, respectively.

WMC

During the fourth quarter of 2007, we completed the sale of WMC, our U.S. mortgage business. WMC substantially discontinued all new loan originations by the second quarter of 2007, and is not a loan servicer. In connection with the sale, WMC retained certain representation and warranty obligations related to loans sold to third parties prior to the disposal of the business and contractual obligations to repurchase previously sold loans that had an early payment default. All claims received by WMC for early payment default have either been resolved or are no longer being pursued.

The remaining active claims have been brought by securitization trustees or administrators seeking recovery from WMC for alleged breaches of representations and warranties on mortgage loans that serve as collateral for residential mortgage-backed securities (RMBS). At March 31, 2014, such claims consisted of $4,466 million of individual claims generally submitted before the filing of a lawsuit (compared to $5,643 million at December 31, 2013) and $6,989 million of additional claims asserted against WMC in litigation without making a prior claim (Litigation Claims) (compared to $6,780 at December 31, 2013). The total amount of these claims, $11,455 million, reflects the purchase price or unpaid principal balances of the loans at the time of purchase and does not give effect to pay downs or potential recoveries based upon the underlying collateral, which in many cases are substantial, nor to accrued interest or fees. As of March 31, 2014, these amounts do not include approximately $700 million of repurchase claims relating to alleged breaches of representations that are not in litigation and that are beyond the applicable statute of limitations. WMC believes that repurchase claims brought based upon representations and warranties made more than six years before WMC was notified of the claim would be disallowed in legal proceedings under applicable statutes of limitations.

(10)

Reserves related to repurchase claims made against WMC were $550 million at March 31, 2014, reflecting a net decrease to reserves in the quarter ended March 31, 2014 of $250 million due to settlement activity. The reserve estimate takes into account recent settlement activity that reduced WMC's exposure on certain claims and is based upon WMC’s evaluation of the remaining exposures as a percentage of estimated mortgage loan losses within the pool of loans supporting each securitization.  Recent settlements reduced WMC’s exposure on claims asserted in certain securitizations and the claim amounts reported above give effect to these settlements.

Rollforward of the Reserve

	Three months ended March 31
(In millions)	2014	2013

Balance, beginning of period	$800	$633
Provision	-	107
Claim resolutions	(250)	-
Balance, end of period	$550	$740

Given the significant recent claim and related litigation activity and WMC’s continuing efforts to resolve the lawsuits involving claims made against WMC, it is difficult to assess whether future losses will be consistent with WMC’s past experience. Adverse changes to WMC’s assumptions supporting the reserve may result in an increase to these reserves. Taking into account both recent settlement activity and the potential variability of settlements, WMC estimates a range of reasonably possible loss from $0 to approximately $500 million over its recorded reserve at March 31, 2014. This estimate excludes any possible loss associated with an adverse court decision on the applicable statute of limitations, as WMC is unable at this time to develop such a meaningful estimate.

At March 31, 2014, there were 14 lawsuits involving claims made against WMC arising from alleged breaches of representations and warranties on mortgage loans included in 13 securitizations. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. Although the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase of defective mortgage loan) and/or money damages. Adverse court decisions, including in cases not involving WMC, could result in new claims and lawsuits on additional loans. However, WMC continues to believe that it has defenses to the claims asserted in litigation, including, for example, based on causation and materiality requirements and applicable statutes of limitations. It is not possible to predict the outcome or impact of these defenses and other factors, any of which could materially affect the amount of any loss ultimately incurred by WMC on these claims.

WMC has also received indemnification demands, nearly all of which are unspecified, from depositors/underwriters/sponsors of RMBS in connection with lawsuits brought by RMBS investors concerning alleged misrepresentations in the securitization offering documents to which WMC is not a party. WMC believes that it has defenses to these demands.

To the extent WMC is required to repurchase loans, WMC’s loss also would be affected by several factors, including pay downs, accrued interest and fees, and the value of the underlying collateral. The reserve and estimate of possible loss reflect judgment, based on currently available information, and a number of assumptions, including economic conditions, claim and settlement activity, pending and threatened litigation, court decisions regarding WMC’s legal defenses, indemnification demands, government activity, and other variables in the mortgage industry. Actual losses arising from claims against WMC could exceed these amounts and additional claims and lawsuits could result if actual claim rates, governmental actions, litigation and indemnification activity, adverse court decisions, actual settlement rates or losses WMC incurs on repurchased loans differ from its assumptions.

WMC revenues and other income (loss) from discontinued operations were $4 million and $(107) million in the three months ended March 31, 2014 and 2013, respectively. WMC earnings (loss) from discontinued operations, net of taxes, were $(2) million and $(71) million in the three months ended March 31, 2014 and 2013, respectively.

(11)

Other Financial Services

In the fourth quarter of 2013, we announced the planned disposition of Consumer Russia and classified the business as discontinued operations. At that time, we recorded a $170 million loss on the planned disposal. We completed the sale in the first quarter of 2014 for proceeds of $232 million. Consumer Russia revenues and other income (loss) from discontinued operations were $24 million and $67 million in the three months ended March 31, 2014 and 2013, respectively. Consumer Russia earnings (loss) from discontinued operations, net of taxes, were $1 million (including a $4 million gain on disposal) and $(11) million in the three months ended March 31, 2014 and 2013, respectively.

In the first quarter of 2013, we announced the planned disposition of CLL Trailer Services and classified the business as discontinued operations. We completed the sale in the fourth quarter of 2013 for proceeds of $528 million. CLL Trailer Services revenues and other income (loss) from discontinued operations were $1 million and $93 million in the three months ended March 31, 2014 and 2013, respectively. CLL Trailer Services earnings (loss) from discontinued operations, net of taxes, were $13 million and $14 million in the three months ended March 31, 2014 and 2013, respectively.

3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale. These comprise mainly investment-grade debt securities supporting obligations to annuitants, policyholders in our run-off insurance operations and supporting obligations to holders of guaranteed investment contracts (GICs) in Trinity and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries. We do not have any securities classified as held-to-maturity.

	March 31, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

GE
Debt
U.S. corporate	$22	$11	$-	$33	$21	$14	$-	$35
Corporate – non-U.S.	13	-	-	13	13	-	(1)	12
Equity
Available-for-sale	301	9	(70)	240	302	9	(41)	270
Trading	-	-	-	-	6	-	-	6
	336	20	(70)	286	342	23	(42)	323

GECC
Debt
U.S. corporate	19,711	3,088	(138)	22,661	19,600	2,323	(217)	21,706
State and municipal	5,115	409	(130)	5,394	4,245	235	(191)	4,289
Residential mortgage-
backed(a)	1,770	143	(39)	1,874	1,819	139	(48)	1,910
Commercial mortgage-backed	2,986	198	(61)	3,123	2,929	188	(82)	3,035
Asset-backed	7,347	32	(41)	7,338	7,373	60	(46)	7,387
Corporate – non-U.S.	1,716	137	(64)	1,789	1,741	103	(86)	1,758
Government – non-U.S.	2,058	103	(3)	2,158	2,336	81	(7)	2,410
U.S. government and federal
agency	707	48	(18)	737	752	45	(27)	770
Retained interests	64	11	-	75	64	8	-	72
Equity
Available-for-sale	195	46	(8)	233	203	51	(3)	251
Trading	68	-	-	68	74	-	-	74
	41,737	4,215	(502)	45,450	41,136	3,233	(707)	43,662

Eliminations	(3)	-	-	(3)	(4)	-	-	(4)
Total	$42,070	$4,235	$(572)	$45,733	$41,474	$3,256	$(749)	$43,981

(a)
Substantially collateralized by U.S. mortgages. At March 31, 2014, $1,225 million relates to securities issued by government-sponsored entities and $649 million relates to securities of private-label issuers. Securities issued by private-label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.

(12)

Estimated Fair Value and Gross Unrealized Losses of Available-for-Sale Investment Securities

	In loss position for
	Less than 12 months			12 months or more
			Gross		Gross
	Estimated		unrealized	Estimated	unrealized
(In millions)	fair value	(a)	losses(a)(b)	fair value	losses(b)

March 31, 2014
Debt
U.S. corporate	$1,578		$(63)	$563	$(75)
State and municipal	942		(37)	347	(93)
Residential mortgage-backed	187		(6)	430	(33)
Commercial mortgage-backed	254		(11)	803	(50)
Asset-backed	101		(1)	294	(40)
Corporate – non-U.S.	56		(1)	430	(63)
Government – non-U.S.	1,098		(3)	52	-
U.S. government and federal agency	238		(18)	-	-
Retained interests	1		-	1	-
Equity	250		(78)	-	-
Total	$4,705		$(218)	$2,920	$(354)	(c)

December 31, 2013
Debt
U.S. corporate	$2,170		$(122)	$598	$(95)
State and municipal	1,076		(82)	367	(109)
Residential mortgage-backed	232		(11)	430	(37)
Commercial mortgage-backed	396		(24)	780	(58)
Asset-backed	112		(2)	359	(44)
Corporate – non-U.S.	108		(4)	454	(83)
Government – non-U.S.	1,479		(6)	42	(1)
U.S. government and federal agency	229		(27)	254	-
Retained interests	2		-	-	-
Equity	253		(44)	-	-
Total	$6,057		$(322)	$3,284	$(427)

(a)
Includes the estimated fair value of and gross unrealized losses on Corporate-non-U.S. and Equity securities held by GE. At March 31, 2014, the estimated fair value of and gross unrealized losses on Corporate-non-U.S. securities were $13 million and an insignificant amount, respectively. The estimated fair value of and gross unrealized losses on Equity securities were $210 million and $(70) million, respectively. At December 31, 2013, the estimated fair value of and gross unrealized losses on Corporate-non-U.S. securities were $12 million and $(1) million, respectively. The estimated fair value of and gross unrealized losses on Equity securities were $222 million and $(41) million, respectively.

(b)	Includes gross unrealized losses related to securities that had other-than-temporary impairments previously recognized of $(85) million at March 31, 2014.
(c)
The majority relate to debt securities held to support obligations to holders of GICs and more than 70% are debt securities that were considered to be investment-grade by the major rating agencies at March 31, 2014.

We regularly review investment securities for other-than-temporary impairment (OTTI) using both qualitative and quantitative criteria. For debt securities, our qualitative review considers our ability and intent to hold the security and the financial condition of and near-term prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Our quantitative review considers whether there has been an adverse change in expected future cash flows. Unrealized losses are not indicative of the amount of credit loss that would be recognized and at March 31, 2014 are primarily due to increases in market yields subsequent to our purchase of the securities. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell the vast majority of these securities before anticipated recovery of our amortized cost. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during the three months ended March 31, 2014 have not changed. For equity securities, we consider the duration and the severity of the unrealized loss. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future.

Our corporate debt portfolio comprises securities issued by public and private corporations in various industries, primarily in the U.S. Substantially all of our corporate debt securities are rated investment grade by the major rating agencies.

(13)

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans, of which substantially all are in a senior position in the capital structure of the deals, not other structured products such as collateralized debt obligations. Of the total RMBS held at March 31, 2014, $1,225 million and $649 million related to agency and non-agency securities, respectively.  Additionally, $355 million was related to residential subprime credit securities, primarily supporting our guaranteed investment contracts. Substantially all of the subprime exposure is related to securities backed by mortgage loans originated in 2006 and prior. A majority of subprime RMBS have been downgraded to below investment grade and are insured by Monoline insurers (Monolines). We continue to place partial reliance on Monolines with adequate capital and claims paying resources depending on the extent of the Monoline’s anticipated ability to cover expected credit losses.

Our commercial mortgage-backed securities (CMBS) portfolio is collateralized by both diversified pools of mortgages that were originated for securitization (conduit CMBS) and pools of large loans backed by high-quality properties (large loan CMBS), a majority of which were originated in 2007 and prior. The vast majority of the securities in our CMBS portfolio have investment-grade credit ratings.

Our asset-backed securities (ABS) portfolio is collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries, as well as a variety of diversified pools of assets such as student loans and credit cards. The vast majority of the securities in our ABS portfolio are in a senior position in the capital structure of the deals.

Pre-tax, Other-Than-Temporary Impairments on Investment Securities

	Three months ended March 31
(In millions)	2014	2013

Total pre-tax, OTTI recognized	$38	$302
Less: pre-tax, OTTI recognized in AOCI	(4)	(11)
Pre-tax, OTTI recognized in earnings(a)	$34	$291

(a)	Included pre-tax, other-than-temporary impairments recorded in earnings related to equity securities of $1 million during both the three months ended March 31, 2014 and 2013.

Changes in Cumulative Credit Loss Impairments Recognized on Debt Securities Still Held

	Three months ended March 31
(In millions)	2014	2013

Cumulative credit loss impairments recognized,
beginning of period	$1,192	$588
Credit loss impairments recognized on securities
not previously impaired	-	263
Incremental credit loss impairments recognized
on securities previously impaired	29	12
Less: credit loss impairments previously
recognized on securities sold during the period	(51)	(1)
Cumulative credit loss impairments recognized,
end of period	$1,170	$862

(14)

Contractual Maturities of Investment in Available-for-Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

	Amortized	Estimated
(In millions)	cost	fair value

Due
Within one year	$1,870	$1,887
After one year through five years	3,633	3,896
After five years through ten years	5,349	5,641
After ten years	18,490	21,361

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Gross Realized Gains and Losses on Available-for-Sale Investment Securities

	Three months ended March 31
(In millions)	2014	2013

GE
Gains	$-	$1
Losses, including impairments	-	(13)
Net	-	(12)

GECC
Gains	19	62
Losses, including impairments	(36)	(278)
Net	(17)	(216)
Total	$(17)	$(228)

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

Proceeds from investment securities sales and early redemptions by issuers totaled $1,349 million for the three months ended March 31, 2014, principally from sales of short-term government securities in our bank subsidiaries and Treasury operations and redemptions of non–U.S. corporate and asset-backed securities in our CLL business.

Proceeds from investment securities sales and early redemptions by issuers totaled $7,654 million for the three months ended March 31, 2013, principally from the sale of Comcast guaranteed debt, sales of short-term securities in our bank subsidiaries and Treasury operations and redemptions of non–U.S. corporate and asset-backed securities in our CLL business.

We recognized pre-tax gains (losses) on trading securities of $(5) million and $42 million in the three months ended March 31, 2014 and 2013, respectively.

(15)

4. INVENTORIES

(In millions)	March 31, 2014	December 31, 2013

Raw materials and work in process	$10,447	$10,220
Finished goods	7,911	6,794
Unbilled shipments	766	584
	19,124	17,598
Less revaluation to LIFO	(243)	(273)
Total	$18,881	$17,325

5. GECC FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

(In millions)	March 31, 2014	December 31, 2013

Loans, net of deferred income(a)	$226,135	$231,268
Investment in financing leases, net of deferred income	26,251	26,939
	252,386	258,207
Allowance for losses	(5,144)	(5,178)
Financing receivables – net(b)	$247,242	$253,029

(a)	Deferred income was $1,714 million and $2,013 million at March 31, 2014 and December 31, 2013, respectively.
(b)
Financing receivables at March 31, 2014 and December 31, 2013 included $532 million and $544 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination.

Financing Receivables by Portfolio and Allowance for Losses

During the first quarter of 2014, we combined our CLL Europe and CLL Asia portfolios into CLL International and we transferred our CLL Other portfolio to the CLL Americas portfolio. Prior-period amounts were reclassified to conform to the current-period presentation.

(In millions)	March 31, 2014	December 31, 2013

Commercial
CLL
Americas	$68,367	$69,036
International	46,208	47,431
Total CLL	114,575	116,467
Energy Financial Services	2,753	3,107
GE Capital Aviation Services (GECAS)	8,851	9,377
Other	139	318
Total Commercial	126,318	129,269

Real Estate	20,236	19,899

Consumer
Non-U.S. residential mortgages	30,355	30,501
Non-U.S. installment and revolving credit	13,715	13,677
U.S. installment and revolving credit	52,887	55,854
Non-U.S. auto	1,957	2,054
Other	6,918	6,953
Total Consumer	105,832	109,039
Total financing receivables	252,386	258,207
Allowance for losses	(5,144)	(5,178)
Total financing receivables – net	$247,242	$253,029

(16)

Allowance for Losses on Financing Receivables

		Provision
	Balance at	charged to			Gross				Balance at
(In millions)	January 1	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	March 31
2014
Commercial
CLL
Americas	$473	$84	$(1)		$(156)		$19		$419
International	505	18	2		(100)		24		449
Total CLL	978	102	1		(256)		43		868
Energy Financial Services	8	9	-		(2)		1		16
GECAS	17	8	-		-		-		25
Other	2	-	(2)		-		-		-
Total Commercial	1,005	119	(1)		(258)		44		909

Real Estate	192	(15)	2		(6)		2		175

Consumer
Non-U.S. residential mortgages	358	10	5		(46)		9		336
Non-U.S. installment and
revolving credit	594	71	8		(189)		104		588
U.S. installment and
revolving credit	2,823	752	18		(785)		139		2,947
Non-U.S. auto	56	12	2		(23)		14		61
Other	150	21	(17)		(40)		14		128
Total Consumer	3,981	866	16		(1,083)		280		4,060

Total	$5,178	$970	$17		$(1,347)		$326		$5,144

2013
Commercial
CLL
Americas	$496	$71	$(1)		$(103)		$30		$493
International	525	94	(10)		(150)		24		483
Total CLL	1,021	165	(11)		(253)		54		976
Energy Financial Services	9	(1)	-		-		-		8
GECAS	8	(1)	-		-		-		7
Other	3	-	-		(1)		-		2
Total Commercial	1,041	163	(11)		(254)		54		993

Real Estate	320	(20)	(6)		(29)		-		265

Consumer

Non-U.S. residential mortgages	480	56	(17)		(55)		12		476
Non-U.S. installment and
revolving credit	582	180	(14)		(231)		140		657
U.S. installment and
revolving credit	2,282	1,014	(50)		(744)		163		2,665
Non-U.S. auto	67	17	(5)		(30)		17		66
Other	172	47	7		(52)		7		181
Total Consumer	3,583	1,314	(79)		(1,112)		339		4,045

Total	$4,944	$1,457	$(96)		$(1,395)		$393		$5,303

(a)	Other primarily includes the effects of currency exchange.
(b)
Net write-offs (gross write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as a result of losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

(17)

Credit Quality Indicators

We provide further detailed information about the credit quality of our Commercial, Real Estate and Consumer financing receivables portfolios. For each portfolio, we describe the characteristics of the financing receivables and provide information about collateral, payment performance, credit quality indicators, and impairment. We manage these portfolios using delinquency and nonaccrual data as key performance indicators. The categories used within this section such as impaired loans, troubled debt restructuring (TDR) and nonaccrual financing receivables are defined by the authoritative guidance and we base our categorization on the related scope and definitions contained in the related standards. The categories of nonaccrual and delinquent are used in our process for managing our financing receivables.

Past Due and Nonaccrual Financing Receivables

	March 31, 2014					December 31, 2013
	Over 30 days	Over 90 days				Over 30 days	Over 90 days
	past due	past due		Nonaccrual		past due	past due		Nonaccrual

Commercial
CLL
Americas	$713	$390		$1,239		$755	$359		$1,275
International	1,743	946		1,415		1,490	820		1,459
Total CLL	2,456	1,336		2,654		2,245	1,179		2,734
Energy Financial Services	-	-		43		-	-		4
GECAS	1	-		275		-	-		-
Other	-	-		-		-	-		6

Total Commercial	2,457	1,336		2,972	(a)	2,245	1,179		2,744	(a)

Real Estate	263	207		2,383	(b)	247	212		2,551	(b)

Consumer
Non-U.S. residential mortgages	3,130	2,082		2,140		3,406	2,104		2,161
Non-U.S. installment and revolving credit	533	152		73		512	146		88
U.S. installment and revolving credit	2,169	1,028		2		2,442	1,105		2
Non-U.S. auto	93	12		16		89	13		18
Other	165	89		335		172	99		351
Total Consumer	6,090	3,363	(c)	2,566	(d)	6,621	3,467	(c)	2,620	(d)
Total	$8,810	$4,906		$7,921		$9,113	$4,858		$7,915
Total as a percent of financing receivables	3.5%	1.9%		3.1%		3.5%	1.9%		3.1%

(a)	Includes $1,596 million and $1,397 million at March 31, 2014 and December 31, 2013, respectively, that are currently paying in accordance with their contractual terms.
(b)	Includes $2,127 million and $2,308 million at March 31, 2014 and December 31, 2013, respectively, that are currently paying in accordance with their contractual terms.
(c)
Includes $1,150 million and $1,197 million of Consumer loans at March 31, 2014 and December 31, 2013, respectively, that are over 90 days past due and continue to accrue interest until the accounts are written off in the period that the account becomes 180 days past due.

(d)	Includes $311 million and $323 million at March 31, 2014 and December 31, 2013, respectively, that are currently paying in accordance with their contractual terms.

(18)

Impaired Loans and Related Reserves

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment	investment	principal	Associated	investment
(In millions)	in loans	balance	in loans	in loans	balance	allowance	in loans

March 31, 2014
Commercial
CLL
Americas	$1,792	$2,385	$1,731	$257	$354	$49	$337
International(a)	1,214	2,072	1,159	602	918	169	647
Total CLL	3,006	4,457	2,890	859	1,272	218	984
Energy Financial Services	18	18	9	26	26	3	15
GECAS	-	-	-	65	65	8	32
Other	-	-	1	-	-	-	2
Total Commercial(b)	3,024	4,475	2,900	950	1,363	229	1,033

Real Estate(c)	2,925	3,448	2,770	737	871	53	991

Consumer(d)	132	169	120	2,836	2,854	560	2,857
Total	$6,081	$8,092	$5,790	$4,523	$5,088	$842	$4,881

December 31, 2013
Commercial
CLL
Americas	$1,670	$2,187	$2,154	$417	$505	$96	$509
International(a)	1,104	1,938	1,136	691	1,046	231	629
Total CLL	2,774	4,125	3,290	1,108	1,551	327	1,138
Energy Financial Services	-	-	-	4	4	1	2
GECAS	-	-	-	-	-	-	1
Other	2	3	9	4	4	-	5
Total Commercial(b)	2,776	4,128	3,299	1,116	1,559	328	1,146

Real Estate(c)	2,615	3,036	3,058	1,245	1,507	74	1,688

Consumer(d)	109	153	98	2,879	2,948	567	3,058
Total	$5,500	$7,317	$6,455	$5,240	$6,014	$969	$5,892

(a)
Write-offs to net realizable value are recognized against the allowance for losses primarily in the reporting period in which management has deemed all or a portion of the financing receivable to be uncollectible, but not later than 360 days after initial recognition of a specific reserve for a collateral dependent loan. However, in accordance with regulatory standards that are applicable in Italy, commercial loans are considered uncollectible when there is demonstrable evidence of the debtor’s insolvency, which may result in write-offs occurring beyond 360 days after initial recognition of a specific reserve.

(b)
We recognized $57 million, $218 million and $53 million of interest income, including none, $60 million and $16 million on a cash basis, in the three months ended March 31, 2014, the year ended December 31, 2013 and the three months ended March 31, 2013, respectively, principally in our CLL Americas business. The total average investment in impaired loans for the three months ended March 31, 2014 and the year ended December 31, 2013 was $3,933 million and $4,445 million, respectively.

(c)
We recognized $19 million, $187 million and $57 million of interest income, including none, $135 million and $44 million on a cash basis, in the three months ended March 31, 2014, the year ended December 31, 2013 and the three months ended March 31, 2013, respectively. The total average investment in impaired loans for the three months ended March 31, 2014 and the year ended December 31, 2013 was $3,761 million and $4,746 million, respectively.

(d)
We recognized $46 million, $221 million and $57 million of interest income, including an insignificant amount, $3 million and $1 million on a cash basis, in the three months ended March 31, 2014, the year ended December 31, 2013 and the three months ended March 31, 2013, respectively, principally in our Consumer-U.S. installment and revolving credit portfolios. The total average investment in impaired loans for the three months ended March 31, 2014 and the year ended December 31, 2013 was $2,977 million and $3,156 million, respectively.

(19)

(In millions)	Non-impaired financing receivables	General reserves	Impaired loans	Specific reserves

March 31, 2014

Commercial	$122,344	$680	$3,974	$229
Real Estate	16,574	122	3,662	53
Consumer	102,864	3,500	2,968	560
Total	$241,782	$4,302	$10,604	$842

December 31, 2013

Commercial	$125,377	$677	$3,892	$328
Real Estate	16,039	118	3,860	74
Consumer	106,051	3,414	2,988	567
Total	$247,467	$4,209	$10,740	$969

Impaired loans classified as TDRs in our CLL business were $2,916 million and $2,961 million at March 31, 2014 and December 31, 2013, respectively, and were primarily attributable to CLL Americas ($1,676 million and $1,770 million, respectively). For the three months ended March 31, 2014, we modified $295 million of loans classified as TDRs, primarily in CLL Americas ($176 million). Changes to these loans primarily included extensions, interest only payment periods, debt to equity exchange and forbearance or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $1,391 million and $2,555 million of modifications classified as TDRs in the twelve months ended March 31, 2014 and 2013, respectively, $19 million and $44 million have subsequently experienced a payment default in the three months ended March 31, 2014 and 2013, respectively.

Real Estate TDRs decreased from $3,625 million at December 31, 2013 to $3,470 million at March 31, 2014, primarily driven by resolution of TDRs through paydowns. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. For the three months ended March 31, 2014, we modified $369 million of loans classified as TDRs. Changes to these loans primarily included forbearance, maturity extensions and changes to collateral or covenant terms or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $1,636 million and $3,611 million of modifications classified as TDRs in the twelve months ended March 31, 2014 and 2013, respectively, $20 million and $174 million have subsequently experienced a payment default in the three months ended March 31, 2014 and 2013, respectively.

Impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and are therefore subject to the disclosure requirement for impaired loans, and commercial loans in our Consumer–Other portfolio. The recorded investment of these impaired loans totaled $2,968 million (with an unpaid principal balance of $3,023 million) and comprised $132 million with no specific allowance, primarily all in our Consumer–Other portfolio, and $2,836 million with a specific allowance of $560 million at March 31, 2014. The impaired loans with a specific allowance included $239 million with a specific allowance of $33 million in our Consumer–Other portfolio and $2,597 million with a specific allowance of $527 million across the remaining Consumer business and had an unpaid principal balance and average investment of $2,854 million and $2,857 million, respectively, at March 31, 2014.

(20)

Impaired loans classified as TDRs in our Consumer business were $2,839 million and $2,874 million at March 31, 2014 and December 31, 2013, respectively. We utilize certain loan modification programs for borrowers experiencing financial difficulties in our Consumer loan portfolio. These loan modification programs primarily include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract, and are primarily concentrated in our non-U.S. residential mortgage and U.S. credit card portfolios. For the three months ended March 31, 2014, we modified $296 million of consumer loans for borrowers experiencing financial difficulties, which are classified as TDRs, and included $179 million of non-U.S. consumer loans, primarily residential mortgages, credit cards and personal loans and $117 million of U.S. consumer loans, primarily credit cards. We expect borrowers whose loans have been modified under these programs to continue to be able to meet their contractual obligations upon the conclusion of the modification. Of our $1,339 million and $1,647 million of modifications classified as TDRs in the twelve months ended March 31, 2014 and 2013, respectively, $57 million and $100 million have subsequently experienced a payment default in the three months ended March 31, 2014 and 2013, respectively.

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

(21)

Commercial Financing Receivables Risk by Category

	Secured
(In millions)	A	B	C	Total

March 31, 2014
CLL
Americas	$65,126	$1,348	$1,538	$68,012
International	43,537	565	1,439	45,541
Total CLL	108,663	1,913	2,977	113,553
Energy Financial Services	2,616	62	44	2,722
GECAS	8,582	55	214	8,851
Other	139	-	-	139
Total	$120,000	$2,030	$3,235	$125,265

December 31, 2013
CLL
Americas	$65,545	$1,587	$1,554	$68,686
International	44,930	619	1,237	46,786
Total CLL	110,475	2,206	2,791	115,472
Energy Financial Services	2,969	9	-	2,978
GECAS	9,175	50	152	9,377
Other	318	-	-	318
Total	$122,937	$2,265	$2,943	$128,145

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

Loans within Category C are reviewed and monitored regularly, and classified as impaired when it is probable that they will not pay in accordance with contractual terms. Our internal risk rating process identifies credits warranting closer monitoring; and as such, these loans are not necessarily classified as nonaccrual or impaired.

Our unsecured Commercial financing receivables portfolio is primarily attributable to our Interbanca S.p.A. and GE Sanyo Credit acquisitions in CLL International. At March 31, 2014 and December 31, 2013, these financing receivables included $371 million and $313 million rated A, $400 million and $580 million rated B, and $282 million and $231 million rated C, respectively.

Real Estate

Due to the primarily non-recourse nature of our Debt portfolio, loan-to-value ratios (the ratio of the outstanding debt on a property to the re-indexed value of that property) provide the best indicators of the credit quality of the portfolio.

	Loan-to-value ratio
	March 31, 2014			December 31, 2013
	Less than	80% to	Greater than	Less than	80% to	Greater than
(In millions)	80%	95%	95%	80%	95%	95%

Debt	$15,974	$1,512	$1,754	$15,576	$1,300	$2,111

(22)

The credit quality of the owner occupied/credit tenant portfolio is primarily influenced by the strength of the borrower’s general credit quality, which is reflected in our internal risk rating process, consistent with the process we use for our Commercial portfolio. As of March 31, 2014, the balances of our owner occupied/credit tenant portfolio with an internal risk rating of A, B and C approximated $638 million, $201 million and $157 million, respectively, as compared to the December 31, 2013, balances of $571 million, $179 million and $162 million, respectively.

The financing receivables within our Debt portfolio are primarily concentrated in our North American and European Lending platforms and are secured by various property types. A substantial majority of our Debt financing receivables with loan-to-value ratios greater than 95% are paying in accordance with contractual terms. Substantially all of these loans and the majority of our owner occupied/credit tenant financing receivables included in Category C are impaired loans that are subject to the specific reserve evaluation process. The ultimate recoverability of impaired loans is driven by collection strategies that do not necessarily depend on the sale of the underlying collateral and include full or partial repayments through third-party refinancing and restructurings.

Consumer

At March 31, 2014, our U.S. consumer financing receivables included private-label credit card and sales financing for approximately 57 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 66% relate to credit card loans that are often subject to profit and loss-sharing arrangements with the retailer (which are recorded in revenues), and the remaining 34% are sales finance receivables that provide financing to customers in areas such as electronics, recreation, medical and home improvement.

Our Consumer financing receivables portfolio comprises both secured and unsecured lending. Secured financing receivables comprise residential loans and lending to small and medium-sized enterprises predominantly secured by auto and equipment, inventory finance and cash flow loans. Unsecured financing receivables include private-label credit card financing. A substantial majority of these cards are not for general use and are limited to the products and services sold by the retailer. The private-label portfolio is diverse with no metropolitan area accounting for more than 5% of the related portfolio.

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

	Loan-to-value ratio
	March 31, 2014			December 31, 2013
	80% or	Greater than	Greater than	80% or	Greater than	Greater than
(In millions)	less	80% to 90%	90%	less	80% to 90%	90%

Non-U.S. residential mortgages	$17,148	$5,098	$8,109	$17,224	$5,130	$8,147

The majority of these financing receivables are in our U.K. and France portfolios and have re-indexed loan-to-value ratios of 74% and 56%, respectively. Re-indexed loan-to-value ratios may not reflect actual realizable values of future repossessions. We have third-party mortgage insurance for about 22% of the balance of Consumer non-U.S. residential mortgage loans with loan-to-value ratios greater than 90% at March 31, 2014. Such loans were primarily originated in France and the U.K.

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

(23)

	Internal ratings translated to approximate credit bureau equivalent score
	March 31, 2014			December 31, 2013
	671 or	626 to	625 or	671 or	626 to	625 or
(In millions)	higher	670	less	higher	670	less

Non-U.S. installment and
revolving credit	$8,033	$3,117	$2,565	$8,310	$2,855	$2,512
U.S. installment and
revolving credit	34,388	10,817	7,682	36,723	11,101	8,030
Non-U.S. auto	1,338	344	275	1,395	373	286

Installment and revolving credit accounts with credit bureau equivalent scores of 625 or less have an average outstanding balance less than one thousand U.S. dollars and are primarily concentrated in our retail card and sales finance receivables in the U.S. and closed-end loans outside the U.S., which minimizes the potential for loss in the event of default. For lower credit scores, we adequately price for the incremental risk at origination and monitor credit migration through our risk ratings process. We continuously adjust our credit line underwriting management and collection strategies based on customer behavior and risk profile changes.

Consumer – Other

We develop our internal risk ratings for this portfolio in a manner consistent with the process used to develop our Commercial credit quality indicators, described above. We use the borrower’s credit quality and underlying collateral strength to determine the potential risk of loss from these activities.

At March 31, 2014, Consumer – Other financing receivables of $6,013 million, $401 million and $504 million were rated A, B, and C, respectively. At December 31, 2013, Consumer – Other financing receivables of $6,137 million, $315 million and $501 million were rated A, B, and C, respectively.

6. PROPERTY, PLANT AND EQUIPMENT

(In millions)	March 31, 2014	December 31, 2013

Original cost	$115,869	$116,469
Less accumulated depreciation and amortization	(48,126)	(47,642)
Property, plant and equipment – net	$67,743	$68,827

Consolidated depreciation and amortization was $2,275 million and $2,309 million in the three months ended March 31, 2014 and 2013, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

During the first quarter of 2014, we acquired several businesses in our Healthcare segment. On February 12, 2014, we acquired API Healthcare (API) for $340 million in cash. API is a healthcare workforce management software and analytics solutions provider. The preliminary purchase price allocation resulted in goodwill of approximately $275 million and amortizable intangible assets of approximately $125 million. On March 21, 2014, we acquired certain Thermo Fisher Scientific Inc. life-science businesses for $1,065 million in cash. The primary business acquired, Hyclone, is a leading manufacturer of products used to support biopharmaceutical research and production. The preliminary purchase price allocation resulted in goodwill of approximately $725 million and amortizable intangible assets of approximately $300 million. The allocation of purchase prices will be finalized upon completion of post-closing procedures.

(24)

Goodwill
			Dispositions,
			currency
	Balance at		exchange	Balance at
(In millions)	January 1, 2014	Acquisitions	and other	March 31, 2014

Power & Water	$8,822	$-	$34	$8,856
Oil & Gas	10,516	21	30	10,567
Energy Management	4,748	-	75	4,823
Aviation	9,103	-	168	9,271
Healthcare	16,643	1,024	19	17,686
Transportation	1,012	1	(32)	981
Appliances & Lighting	606	-	-	606
GE Capital	26,195	-	141	26,336
Corporate	3	-	-	3
Total	$77,648	$1,046	$435	$79,129

Goodwill balances increased by $1,481 million, primarily as a result of acquisitions at Healthcare and the result of currency exchange effects of a weaker U.S. dollar.

Other Intangible Assets - Net

(In millions)	March 31, 2014	December 31, 2013

Intangible assets subject to amortization	$14,645	$14,150
Indefinite-lived intangible assets(a)	143	160
Total	$14,788	$14,310

(a)	Indefinite-lived intangible assets principally comprise trademarks and in-process research and development.

Intangible Assets Subject to Amortization

	March 31, 2014			December 31, 2013
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$8,426	$(2,402)	$6,024	$7,938	$(2,312)	$5,626
Patents and technology	6,785	(2,718)	4,067	6,602	(2,621)	3,981
Capitalized software	8,478	(5,420)	3,058	8,256	(5,252)	3,004
Trademarks	1,370	(312)	1,058	1,356	(295)	1,061
Lease valuations	679	(480)	199	703	(498)	205
Present value of future profits(a)	583	(583)	-	574	(574)	-
All other	599	(360)	239	632	(359)	273
Total	$26,920	$(12,275)	$14,645	$26,061	$(11,911)	$14,150

(a)
Balances at March 31, 2014 and December 31, 2013 reflect adjustments of $316 million and $322 million, respectively, to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.

Intangible assets subject to amortization increased $859 million in the three months ended March 31, 2014, primarily as a result of acquisitions at Healthcare.

Consolidated amortization expense was $420 million and $399 million in the three months ended March 31, 2014 and 2013, respectively.

(25)

8. BORROWINGS AND BANK DEPOSITS

(In millions)	March 31, 2014	December 31, 2013

Short-term borrowings

GE
Commercial paper	$350	$-
Payable to banks	520	346
Current portion of long-term borrowings	70	70
Other	607	1,425
Total GE short-term borrowings	1,547	1,841

GECC
Commercial paper
U.S.	21,229	24,877
Non-U.S.	3,817	4,168
Current portion of long-term borrowings(a)(b)	40,720	39,215
GE Interest Plus notes(c)	8,935	8,699
Other(b)	401	339
Total GECC short-term borrowings	75,102	77,298

Eliminations	(528)	(1,249)
Total short-term borrowings	$76,121	$77,890

Long-term borrowings

GE
Senior notes	$13,941	$10,968
Payable to banks	9	10
Other	519	537
Total GE long-term borrowings	14,469	11,515

GECC
Senior unsecured notes(a)(d)	183,271	186,433
Subordinated notes(e)	4,860	4,821
Subordinated debentures(f)	7,530	7,462
Other(b)	10,993	11,563
Total GECC long-term borrowings	206,654	210,279

Eliminations	(131)	(129)
Total long-term borrowings	$220,992	$221,665

Non-recourse borrowings of consolidated securitization entities(g)	$28,724	$30,124

Bank deposits(h)	$54,743	$53,361

Total borrowings and bank deposits	$380,580	$383,040

(a)
Included $481 million of obligations to holders of GICs at both March 31, 2014 and December 31, 2013, respectively. These obligations included conditions under which certain GIC holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3. The remaining outstanding GICs will continue to be subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GECC’s ratings, among other things.

(b)
Included $9,338 million and $9,468 million of funding secured by real estate, aircraft and other collateral at March 31, 2014 and December 31, 2013, respectively, of which $2,733 million and $2,868 million is non-recourse to GECC at March 31, 2014 and December 31, 2013, respectively.

(c)	Entirely variable denomination floating-rate demand notes.
(d)
Included $700 million of debt at both March 31, 2014 and December 31, 2013 raised by a funding entity related to Penske Truck Leasing Co., L.P. (PTL). GECC, as co-issuer and co-guarantor of the debt, reports this amount as borrowings in its financial statements. GECC has been indemnified by the other limited partners of PTL for their proportionate share of the debt obligation.

(e)	Included $300 million of subordinated notes guaranteed by GE at both March 31, 2014 and December 31, 2013.
(f)	Subordinated debentures receive rating agency equity credit.
(g)	Included at March 31, 2014 and December 31, 2013, were $9,878 million and $9,047 million of current portion of long-term borrowings, respectively. See Note 16.
(h)
Included $13,458 million and $13,614 million of deposits in non-U.S. banks at March 31, 2014 and December 31, 2013, respectively, and $19,305 million and $18,275 million of certificates of deposits with maturities greater than one year at March 31, 2014 and December 31, 2013, respectively.

(26)

In the first quarter of 2014, GE issued $3,000 million senior unsecured debt, composed of $750 million aggregate principal amount of 3.375% Notes due 2024 and $2,250 million aggregate principal amount of 4.500% Notes due 2044.

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

Effect on Operations of Pension Plans
	Principal Pension Plans
	Three months ended March 31
(In millions)	2014	2013

Service cost for benefits earned	$318	$401
Prior service cost amortization	54	61
Expected return on plan assets	(801)	(875)
Interest cost on benefit obligation	686	614
Net actuarial loss amortization	641	912
Pension plans cost	$898	$1,113

	Other Pension Plans
	Three months ended March 31
(In millions)	2014	2013

Service cost for benefits earned	$114	$102
Prior service cost amortization	1	2
Expected return on plan assets	(197)	(165)
Interest cost on benefit obligation	146	130
Net actuarial loss amortization	49	86
Pension plans cost	$113	$155

Effect on Operations of Principal Retiree Health and Life Insurance Plans

	Principal Retiree Health
	and Life Insurance Plans
	Three months ended March 31
(In millions)	2014	2013

Service cost for benefits earned	$44	$73
Prior service cost amortization	98	98
Expected return on plan assets	(12)	(15)
Interest cost on benefit obligation	110	107
Net actuarial loss (gain) amortization	(43)	4
Retiree benefit plans cost	$197	$267

(27)

10. INCOME TAXES

Unrecognized Tax Benefits

(In millions)	March 31, 2014	December 31, 2013

Unrecognized tax benefits	$5,911	$5,816
Portion that, if recognized, would reduce tax
expense and effective tax rate(a)	4,223	4,307
Accrued interest on unrecognized tax benefits	970	975
Accrued penalties on unrecognized tax benefits	169	164
Reasonably possible reduction to the balance of
unrecognized tax benefits in succeeding 12 months	0-1,150	0-900
Portion that, if recognized, would reduce tax
expense and effective tax rate(a)	0-400	0-350

(a)	Some portion of such reduction may be reported as discontinued operations.

The Internal Revenue Service (IRS) is currently auditing our consolidated U.S. income tax returns for 2010-2011. In addition, certain other U.S. tax deficiency issues and refund claims for previous years are still unresolved. The IRS has disallowed the tax loss on our 2003 disposition of ERC Life Reinsurance Corporation. We have contested the disallowance of this loss. It is reasonably possible that the unresolved items could be resolved during the next 12 months, which could result in a decrease in our balance of unrecognized tax benefits – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

(28)

11. SHAREOWNERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)
	Three months ended March 31
(In millions)	2014	2013

Investment securities
Beginning balance	$307	$677
Other comprehensive income (loss) (OCI) before reclassifications –
net of deferred taxes of $246 and $(38)	447	(63)
Reclassifications from OCI – net of deferred taxes of $7 and $97	10	131
Other comprehensive income (loss)(a)	457	68
Less: OCI attributable to noncontrolling interests	-	1
Ending balance	$764	$744

Currency translation adjustments (CTA)
Beginning balance	$126	$412
OCI before reclassifications – net of deferred taxes of $71 and $(204)	47	(471)
Reclassifications from OCI – net of deferred taxes of $124 and $(34)	2	12
Other comprehensive income (loss)(a)	49	(459)
Less: OCI attributable to noncontrolling interests	(2)	(4)
Ending balance	$177	$(43)

Cash flow hedges
Beginning balance	$(257)	$(722)
OCI before reclassifications – net of deferred taxes of $71 and $72	99	(76)
Reclassifications from OCI – net of deferred taxes of $(6) and $(47)	(31)	178
Other comprehensive income (loss)(a)	68	102
Less: OCI attributable to noncontrolling interests	-	-
Ending balance	$(189)	$(620)

Benefit plans
Beginning balance	$(9,296)	$(20,597)
Net actuarial gain (loss) – net of deferred taxes of $42 and $53	172	83
Prior service cost amortization – net of deferred taxes of $64 and $67	93	98
Net actuarial loss amortization – net of deferred taxes
of $213 and $339	430	672
Other comprehensive income (loss)(a)	695	853
Less: OCI attributable to noncontrolling interests	-	1
Ending balance	$(8,601)	$(19,745)

Accumulated other comprehensive income (loss) at March 31	$(7,849)	$(19,664)

(a)	Total other comprehensive income (loss) was $1,269 million and $564 million for the three months ended March 31, 2014 and 2013, respectively.

(29)

Reclassification out of AOCI

	Three months ended March 31
(In millions)	2014	2013	Statement of Earnings Caption

Available-for-sale securities
Realized gains (losses) on
sale/impairment of securities	$(17)	$(228)	Other income
	7	97	Benefit (provision) for income taxes
	$(10)	$(131)	Net of tax

Currency translation adjustments
Gains (losses) on dispositions	$(126)	$22	Costs and expenses
	124	(34)	Benefit (provision) for income taxes
	$(2)	$(12)	Net of tax

Cash flow hedges
Gains (losses) on interest rate derivatives	$(69)	$(102)	Interest and other financial charges
Foreign exchange contracts	128	(51)	(a)
Other	(22)	22	(b)
	37	(131)	Total before tax
	(6)	(47)	Benefit (provision) for income taxes
	$31	$(178)	Net of tax

Benefit plan items
Amortization of prior service costs	$(157)	$(165)	(c)
Amortization of actuarial gains (losses)	(643)	(1,011)	(c)
	(800)	(1,176)	Total before tax
	277	406	Benefit (provision) for income taxes
	$(523)	$(770)	Net of tax

Total reclassification adjustments	$(504)	$(1,091)	Net of tax

(a)
Included $134 million and $(33) million in GECC revenues from services and $(6) million and $(18) million in interest and other financial charges for the three months ended March 31, 2014 and 2013, respectively.

(b)	Primarily recorded in costs and expenses.
(c)	Amortization of prior service costs and actuarial gains and losses out of AOCI are included in the computation of net periodic pension costs. See Note 9 for further information.

Noncontrolling Interests

	Three months ended March 31
(In millions)	2014	2013

Beginning balance	$6,217	$5,444
Net earnings (loss)	(33)	(16)
Dividends	(10)	(18)
Dispositions	-	(104)
Other (including AOCI)	9	30
Ending balance	$6,183	$5,336

GECC preferred stock is presented as noncontrolling interests in the GE consolidated statement of financial position.

Other

GE’s authorized common stock consists of 13,200,000,000 shares having a par value of $0.06 each.

GECC paid quarterly dividends of $500 million and no special dividends to GE in the three months ended March 31, 2014. There were no dividends paid to GE in the three months ended March 31, 2013.

(30)

12. GECC REVENUES FROM SERVICES

	Three months ended March 31
(In millions)	2014	2013

Interest on loans	$4,256	$4,490
Equipment leased to others	2,661	2,529
Fees	1,114	1,130
Investment income(a)	556	414
Financing leases	389	436
Associated companies	373	173
Premiums earned by insurance activities	352	395
Real estate investments(b)	343	1,300
Other items	444	575
	10,488	11,442
Eliminations	(356)	(301)
Total	$10,132	$11,141

(a)	Included net other-than-temporary impairments on investment securities of $34 million and $278 million in the three months ended March 31, 2014 and 2013, respectively.
(b)	During the three months ended March 31, 2013, we sold real estate comprising certain floors located at 30 Rockefeller Center, New York for a pre-tax gain of $902 million.

13. EARNINGS PER SHARE INFORMATION

	Three months ended March 31
	2014		2013
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations attributable to
common shareowners for per-share calculation(a)	$2,983	$2,983	$3,642	$3,642
Earnings (loss) from discontinued operations
for per-share calculation(a)	12	12	(120)	(120)
Net earnings attributable to GE common
shareowners for per-share calculation(a)	$2,995	$2,995	$3,522	$3,522

Average equivalent shares
Shares of GE common stock outstanding	10,045	10,045	10,374	10,374
Employee compensation-related shares (including
stock options) and warrants	78	-	59	-
Total average equivalent shares	10,123	10,045	10,433	10,374

Per-share amounts
Earnings from continuing operations	$0.29	$0.30	$0.35	$0.35
Earnings (loss) from discontinued operations	–	–	(0.01)	(0.01)
Net earnings	0.30	0.30	0.34	0.34

(a)	Included an insignificant amount of dividend equivalents in each of the periods presented.

For the three months ended March 31, 2014 and 2013, there were approximately 72 million and 190 million, respectively, of outstanding stock awards that were not included in the computation of diluted earnings per share because their effect was antidilutive.

Earnings-per-share amounts are computed independently for earnings from continuing operations, earnings (loss) from discontinued operations and net earnings. As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net earnings.

14. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

Our assets and liabilities measured at fair value on a recurring basis include investment securities primarily supporting obligations to annuitants and policyholders in our run-off insurance operations and supporting obligations to holders of GICs in Trinity and investment securities held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.

(31)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

						Netting
(In millions)	Level 1	(a)	Level 2	(a)	Level 3	adjustment	(b)	Net balance

March 31, 2014
Assets
Investment securities
Debt
U.S. corporate	$-		$19,590		$3,104	$-		$22,694
State and municipal	-		4,834		560	-		5,394
Residential mortgage-backed	-		1,793		81	-		1,874
Commercial mortgage-backed	-		3,112		11	-		3,123
Asset-backed(c)	-		430		6,908	-		7,338
Corporate – non-U.S.	52		678		1,072	-		1,802
Government – non-U.S.	1,334		823		1	-		2,158
U.S. government and federal agency	-		505		232	-		737
Retained interests	-		-		75	-		75
Equity
Available-for-sale	434		25		11	-		470
Trading	66		2		-	-		68
Derivatives(d)	-		7,683		163	(6,300)		1,546
Other(e)	-		-		288	-		288
Total	$1,886		$39,475		$12,506	$(6,300)		$47,567

Liabilities
Derivatives	$-		$4,692		$15	$(3,895)		$812
Other(f)	-		1,183		-	-		1,183
Total	$-		$5,875		$15	$(3,895)		$1,995

December 31, 2013
Assets
Investment securities
Debt
U.S. corporate	$-		$18,788		$2,953	$-		$21,741
State and municipal	-		4,193		96	-		4,289
Residential mortgage-backed	-		1,824		86	-		1,910
Commercial mortgage-backed	-		3,025		10	-		3,035
Asset-backed(c)	-		489		6,898	-		7,387
Corporate – non-U.S.	61		645		1,064	-		1,770
Government – non-U.S.	1,590		789		31	-		2,410
U.S. government and federal agency	-		545		225	-		770
Retained interests	-		-		72	-		72
Equity
Available-for-sale	475		31		11	-		517
Trading	78		2		-	-		80
Derivatives(d)	-		8,304		175	(6,739)		1,740
Other(e)	-		-		494	-		494
Total	$2,204		$38,635		$12,115	$(6,739)		$46,215

Liabilities
Derivatives	$-		$5,409		$20	$(4,355)		$1,074
Other(f)	-		1,170		-	-		1,170
Total	$-		$6,579		$20	$(4,355)		$2,244

(a)	There were no securities transferred between Level 1 and Level 2 in the three months ended March 31, 2014.
(b)	The netting of derivative receivables and payables (including the effects of any collateral posted or received) is permitted when a legally enforceable master netting agreement exists.
(c)	Includes investments in our CLL business in asset-backed securities collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.
(d)
The fair value of derivatives includes an adjustment for non-performance risk. The cumulative adjustment was a gain (loss) of $30 million and $(7) million at March 31, 2014 and December 31, 2013, respectively. See Note 15 for additional information on the composition of our derivative portfolio.

(e)	Includes private equity investments and loans designated under the fair value option.
(f)	Primarily represented the liability associated with certain of our deferred incentive compensation plans.

(32)

Level 3 Instruments

The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners’ equity.

Changes in Level 3 Instruments for the Three Months Ended
											Net
											change in
		Net		Net							unrealized
		realized/		realized/							gains
		unrealized		unrealized							(losses)
		gains		gains							relating to
	Balance	(losses)		(losses)				Transfers	Transfers	Balance	instruments
	at	included		included				into	out of	at	still held at
(In millions)	January 1	in earnings	(a)	in AOCI	Purchases	Sales	Settlements	Level 3(b)	Level 3(b)	March 31	March 31	(c)

2014
Investment securities
Debt
U.S. corporate	$2,953	$8		$60	$153	$(2)	$(112)	$97	$(53)	$3,104	$-
State and municipal	96	-		27	9	-	(7)	435	-	560	-
RMBS	86	-		(1)	-	-	(4)	-	-	81	-
CMBS	10	-		-	-	-	(1)	2	-	11	-
ABS	6,898	1		(27)	405	-	(369)	-	-	6,908	-
Corporate – non-U.S.	1,064	(21)		47	219	(2)	(235)	-	-	1,072	-
Government – non-U.S.	31	-		-	-	-	-	-	(30)	1	-
U.S. government and
federal agency	225	-		9	-	-	-	-	(2)	232	-
Retained interests	72	2		3	1	-	(3)	-	-	75	-
Equity
Available-for-sale	11	-		-	-	-	-	-	-	11	-
Derivatives(d)(e)	164	(7)		-	-	-	2	(1)	-	158	-
Other	494	3		-	83	(13)	-	-	(279)	288	(9)
Total	$12,104	$(14)		$118	$870	$(17)	$(729)	$533	$(364)	$12,501	$(9)

2013
Investment securities
Debt
U.S. corporate	$3,591	$(271)		$219	$63	$(6)	$(45)	$93	$(73)	$3,571	$-
State and municipal	77	-		-	4	-	(1)	10	-	90	-
RMBS	100	-		(3)	-	-	(1)	-	-	96	-
CMBS	6	-		-	-	-	-	-	-	6	-
ABS	5,023	1		(2)	144	-	(262)	12	-	4,916	-
Corporate – non-U.S.	1,218	8		19	825	(3)	(733)	15	-	1,349	-
Government – non-U.S.	42	-		(1)	-	-	-	-	-	41	-
U.S. government and
federal agency	277	-		(13)	-	-	-	-	-	264	-
Retained interests	83	3		10	-	-	(5)	-	-	91	-
Equity
Available-for-sale	13	-		-	-	-	-	-	(2)	11	-
Derivatives(d)(e)	416	(19)		-	(1)	-	(53)	-	-	343	12
Other	799	(22)		-	57	(55)	-	-	-	779	(21)
Total	$11,645	$(300)		$229	$1,092	$(64)	$(1,100)	$130	$(75)	$11,557	$(9)

(a)	Earnings effects are primarily included in the GECC revenues from services and Interest and other financial charges captions in the Condensed Statement of Earnings.
(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were primarily a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represents the amount of unrealized gains or losses for the period included in earnings.
(d)
Represents derivative assets net of derivative liabilities and included cash accruals of $10 million and $4 million not reflected in the fair value hierarchy table for the three months ended March 31, 2014 and 2013, respectively.

(e)	Gains (losses) included in “net realized/unrealized gains (losses) included in earnings” were offset by the earnings effects from the underlying items that were economically hedged. See Note 15.

(33)

Non-Recurring Fair Value Measurements

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at March 31, 2014 and December 31, 2013.

	Remeasured during		Remeasured during
	the three months ended		the year ended
	March 31, 2014		December 31, 2013
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and loans held for sale	$87	$1,596	$210	$2,986
Cost and equity method investments	-	354	-	690
Long-lived assets, including real estate	326	192	2,050	1,088
Total	$413	$2,142	$2,260	$4,764

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at March 31, 2014 and 2013.

	Three months ended March 31
(In millions)	2014	2013

Financing receivables and loans held for sale	$(113)	$(128)
Cost and equity method investments	(208)	(81)
Long-lived assets, including real estate	(75)	(390)
Total	$(396)	$(599)

(34)

Level 3 Measurements - Significant Unobservable Inputs

				Range
(Dollars in millions)	Fair value	Valuation technique	Unobservable inputs	(weighted average)

March 31, 2014
Recurring fair value measurements
Investment securities – Debt
U.S. corporate	$947	Income approach	Discount rate(a)	1.5%-8.9% (5.0%)
State and Municipal	469	Income approach	Discount rate(a)	1.8%-6.0% (3.3%)
Asset-backed	6,868	Income approach	Discount rate(a)	1.3%-9.5% (3.8%)
Corporate – non-U.S.	776	Income approach	Discount rate(a)	1.4%-46.0% (15.3%)

Other financial assets	278	Income approach, Market comparables	Revenue multiple	1.7X-1.7X (1.7X)

			EBITDA multiple	5.4X-8.9X (6.9X)
			Discount rate(a)	3.9%-5.6% (4.8%)
			Capitalization rate(b)	7.3%-8.8% (7.6%)

Non-recurring fair value measurements
Financing receivables and loans held for sale	$995	Income approach, Business enterprise value	Capitalization rate(b)	2.7%-11.3% (6.5%)

			EBITDA multiple	4.3X-6.5X (5.9X)

			WACC(c)	19.0%-19.0% (19.0%)

Cost and equity method investments	137	Income approach, Business enterprise value, Market comparables	Discount rate(a)	8.0%-10.0% (8.5%)

			EBITDA multiple	6.0X-9.0X (9.0X)

			Revenue multiple	2.9X-2.9X (2.9X)

Long-lived assets, including real estate	5	Income approach	Capitalization rate(b)	9.4%-15.3% (12.0%)
			Discount rate(a)	4.0%-19.0% (8.3%)

December 31, 2013
Recurring fair value measurements
Investment securities – Debt
U.S. corporate	$898	Income approach	Discount rate(a)	1.5%-13.3% (6.5%)
Asset-backed	6,854	Income approach	Discount rate(a)	1.2%-10.5% (3.7%)
Corporate – non-U.S.	819	Income approach	Discount rate(a)	1.4%-46.0% (15.1%)

Other financial assets	381	Income approach, Market comparables	WACC(c)	9.3%-9.3% (9.3%)

			EBITDA multiple	5.4X-12.5X (9.5X)
			Discount rate(a)	5.2%-8.8% (5.3%)
			Capitalization rate(b)	6.3%-7.5% (7.2%)

Non-recurring fair value measurements

Financing receivables and loans held for sale	$1,937	Income approach,	Capitalization rate(b)	5.5%-16.7% (8.0%)

		Business enterprise value	EBITDA multiple	4.3X-5.5X (4.8X)
			Discount rate(a)	6.6%-6.6% (6.6%)

Cost and equity method investments	102	Income approach, Market comparables	Discount rate(a)	5.7%-5.9% (5.8%)

			Capitalization rate(b)	8.5%-10.6% (10.0%)
			WACC(c)	9.3%-9.6% (9.4%)
			EBITDA multiple	7.1X-14.5X (11.3X)
			Revenue multiple	2.2X-12.6X (9.4X)

Long-lived assets, including real estate	694	Income approach	Capitalization rate(b)	5.4%-14.5% (7.8%)
			Discount rate(a)	4.0%-23.0% (9.0%)

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

(c)	Weighted average cost of capital (WACC).

(35)

At March 31, 2014 and December 31, 2013, other Level 3 recurring fair value measurements of $2,968 million and $2,816 million, respectively, and non-recurring measurements of $730 million and $1,460 million, respectively, are valued using non-binding broker quotes or other third-party sources. At March 31, 2014 and December 31, 2013, other recurring fair value measurements of $185 million and $327 million, respectively, and non-recurring fair value measurements of $275 million and $571 million, respectively, were individually insignificant and utilize a number of different unobservable inputs not subject to meaningful aggregation.

15. FINANCIAL INSTRUMENTS

The following table provides information about assets and liabilities not carried at fair value. The table excludes finance leases and non-financial assets and liabilities. Substantially all of the assets discussed below are considered to be Level 3. The vast majority of our liabilities’ fair value can be determined based on significant observable inputs and thus considered Level 2. Few of the instruments are actively traded and their fair values must often be determined using financial models. Realization of the fair value of these instruments depends upon market forces beyond our control, including marketplace liquidity.

	March 31, 2014			December 31, 2013
		Assets (liabilities)			Assets (liabilities)
		Carrying			Carrying
	Notional	amount	Estimated	Notional	amount	Estimated
(In millions)	amount	(net)	fair value	amount	(net)	fair value

GE
Assets
Investments and notes
receivable	$ (a)	$486	$533	$ (a)	$488	$512
Liabilities
Borrowings(b)	(a)	(16,016)	(16,824)	(a)	(13,356)	(13,707)
GECC
Assets
Loans	(a)	221,187	225,454	(a)	226,293	230,792
Other commercial mortgages	(a)	2,261	2,269	(a)	2,270	2,281
Loans held for sale	(a)	1,078	1,078	(a)	512	512
Other financial instruments(c)	(a)	1,541	2,201	(a)	1,622	2,203
Liabilities
Borrowings and bank
deposits(b)(d)	(a)	(365,223)	(381,050)	(a)	(371,062)	(386,823)
Investment contract benefits	(a)	(3,107)	(3,666)	(a)	(3,144)	(3,644)
Guaranteed investment contracts	(a)	(1,441)	(1,429)	(a)	(1,471)	(1,459)
Insurance – credit life(e)	2,163	(110)	(96)	2,149	(108)	(94)

(a)	These financial instruments do not have notional amounts.
(b)	See Note 8.
(c)	Principally comprises cost method investments.
(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at March 31, 2014 and December 31, 2013 would have been reduced by $3,506 million and $2,284 million, respectively.

(e)	Net of reinsurance of $1,250 million at both March 31, 2014 and December 31, 2013.

(36)

Notional Amounts of Loan Commitments

(In millions)	March 31, 2014	December 31, 2013

Ordinary course of business lending commitments(a)	$5,102	$4,756
Unused revolving credit lines(b)
Commercial(c)	15,497	16,570
Consumer – principally credit cards	296,296	290,662

(a)	Excluded investment commitments of $1,383 million and $1,395 million at March 31, 2014 and December 31, 2013, respectively.
(b)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $12,650 million and $13,502 million at March 31, 2014 and December 31, 2013, respectively.
(c)
Included commitments of $11,952 million and $11,629 million at March 31, 2014 and December 31, 2013, respectively, associated with secured financing arrangements that could have increased to a maximum of $15,472 million and $14,590 million at March 31, 2014 and December 31, 2013, respectively, based on asset volume under the arrangement.

Securities Repurchase and Reverse Repurchase Arrangements

Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks primarily for purposes of liquidity management. At March 31, 2014, we were party to repurchase agreements totaling $134 million, which were reported in short-term borrowings on the financial statements. We have had no repurchase agreements that were accounted for as off-book financing and we do not engage in securities lending transactions.

We also enter into reverse securities repurchase agreements, primarily for short-term investment with maturities of 90 days or less. At March 31, 2014, we were party to reverse repurchase agreements totaling $19.9 billion, which were reported in cash and equivalents on the financial statements. Under these reverse securities repurchase agreements, we typically lend available cash at a specified rate of interest and hold U.S. or highly-rated European government securities as collateral during the term of the agreement. Collateral value is in excess of amounts loaned under the agreements.

Derivatives and Hedging

As a matter of policy, we use derivatives for risk management purposes and we do not use derivatives for speculative purposes. A key risk management objective for our financial services businesses is to mitigate interest rate and currency risk by seeking to ensure that the characteristics of the debt match the assets they are funding. If the form (fixed versus floating) and currency denomination of the debt we issue do not match the related assets, we typically execute derivatives to adjust the nature and tenor of funding to meet this objective within pre-defined limits. The determination of whether we enter into a derivative transaction or issue debt directly to achieve this objective depends on a number of factors, including market related factors that affect the type of debt we can issue.

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $336,000 million, approximately 87% or $293,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivative activities primarily relate to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases and contracts containing certain clauses that meet the accounting definition of a derivative. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings concurrently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected concurrently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.

(37)

Fair Value of Derivatives

	March 31, 2014		December 31, 2013
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$4,187	$1,350	$3,837	$1,989
Currency exchange contracts	1,330	1,183	1,830	984
Other contracts	1	2	1	-
	5,518	2,535	5,668	2,973

Derivatives not accounted for as hedges
Interest rate contracts	289	145	270	169
Currency exchange contracts	1,814	1,979	2,257	2,245
Other contracts	225	48	284	42
	2,328	2,172	2,811	2,456

Gross derivatives recognized in statement of
financial position
Gross derivatives	7,846	4,707	8,479	5,429
Gross accrued interest	1,183	41	1,227	241
	9,029	4,748	9,706	5,670

Amounts offset in statement of financial position
Netting adjustments(a)	(3,556)	(3,586)	(4,120)	(4,113)
Cash collateral(b)	(2,744)	(309)	(2,619)	(242)
	(6,300)	(3,895)	(6,739)	(4,355)

Net derivatives recognized in statement of
financial position
Net derivatives	2,729	853	2,967	1,315

Amounts not offset in statement of
financial position
Securities held as collateral(c)	(1,655)	-	(1,962)	-

Net amount	$1,074	$853	$1,005	$1,315

Derivatives are classified in all other assets and all other liabilities and the related accrued interest is classified in other GECC receivables and all other liabilities in our financial statements.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk. At March 31, 2014 and December 31, 2013, the cumulative adjustment for non-performance risk was a gain (loss) of $30 million and $(7) million, respectively.

(b)	Excludes excess cash collateral received and posted of $177 million and $56 million at March 31, 2014, respectively, and $160 million and $37 million at December 31, 2013, respectively.
(c)	Excludes excess securities collateral received of $75 million and $363 million at March 31, 2014 and December 31, 2013, respectively.

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

(38)

Earnings Effect of Fair Value Hedging Relationships

	Three months ended March 31
	2014		2013
	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
(In millions)	derivatives	items	derivatives	items

Interest rate contracts	$990	$(1,005)	$(914)	$881
Currency exchange contracts	2	(3)	(9)	8

Fair value hedges resulted in $(16) million and $(34) million of ineffectiveness in the three months ended March 31, 2014 and 2013, respectively. In both the three months ended March 31, 2014 and 2013, there were insignificant amounts excluded from the assessment of effectiveness.

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

Gains (Losses) Recognized through AOCI

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the three months ended March 31		for the three months ended March 31
(In millions)	2014	2013	2014	2013

Interest rate contracts	$3	$(11)	$(69)	$(102)
Currency exchange contracts	156	4	108	(28)
Commodity contracts	(2)	(1)	(2)	(1)
Total(a)	$157	$(8)	$37	$(131)

(a)	Gain (loss) is recorded in GECC revenues from services, interest and other financial charges, and other costs and expenses when reclassified to earnings.

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $118 million loss at March 31, 2014. We expect to transfer $160 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In both the three months ended March 31, 2014 and 2013, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At March 31, 2014 and 2013, the maximum term of derivative instruments that hedge forecasted transactions was 19 years and 20 years, respectively. See Note 11 for additional information about reclassifications out of AOCI.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness were insignificant for each reporting period.

Net investment hedges in foreign operations

We use currency exchange derivatives to protect our net investments in global operations conducted in non-U.S. dollar currencies. For derivatives that are designated as hedges of net investment in a foreign operation, we assess effectiveness based on changes in spot currency exchange rates. Changes in spot rates on the derivative are recorded as a component of AOCI until such time as the foreign entity is substantially liquidated or sold, or upon the loss of a controlling interest in a foreign entity. The change in fair value of the forward points, which reflects the interest rate differential between the two countries on the derivative, is excluded from the effectiveness assessment.

(39)

Gains (Losses) Recognized through CTA

	Gain (loss) recognized in CTA		Gain (loss) reclassified from CTA
	for the three months ended March 31		for the three months ended March 31
(In millions)	2014	2013	2014	2013

Currency exchange contracts(a)	$(1,033)	$2,105	$10	$(124)

(a)	Gain (loss) is recorded in GECC revenues from services when reclassified out of AOCI.

The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(142) million and $(166) million in the three months ended March 31, 2014 and 2013, respectively, and were recorded in interest and other financial charges.

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in GECC revenues from services or other income, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Gains (losses) for the three months ended March 31, 2014 on derivatives not designated as hedges were $1,108 million composed of amounts related to interest rate contracts of $11 million, currency exchange contracts of $1,126 million, and other derivatives of $(29) million. These gains were more than offset by the earnings effects from the underlying items that were economically hedged. Gains (losses) for the three months ended March 31, 2013 on derivatives not designated as hedges were $(686) million composed of amounts related to interest rate contracts of $(62) million, currency exchange contracts of $(720) million, and other derivatives of $96 million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. The fair value of such collateral was $4,399 million at March 31, 2014, of which $2,744 million was cash and $1,655 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $309 million at March 31, 2014. At March 31, 2014, our exposure to counterparties (including accrued interest), net of collateral we hold, was $962 million. This excludes exposure related to embedded derivatives.

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability, after consideration of collateral posted by us and outstanding interest payments was $783 million at March 31, 2014. This excludes embedded derivatives.

(40)

16. VARIABLE INTEREST ENTITIES

We use variable interest entities primarily to securitize financial assets and arrange other forms of asset-backed financing in the ordinary course of business. Except as noted below, investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE. We did not provide non-contractual support for previously transferred financing receivables to any VIE in 2014 or 2013.

Consolidated Variable Interest Entities

We consolidate VIEs because we have the power to direct the activities that significantly affect the VIE’s economic performance, typically because of our role as either servicer or manager for the VIE. Our consolidated VIEs fall into three main groups, which are further described below:

•
Trinity comprises two consolidated entities that hold investment securities, the majority of which are investment-grade, and were funded by the issuance of GICs. The GICs include conditions under which certain holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3 or the short-term credit ratings fall below A-1+/P-1. The outstanding GICs are subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GECC’s ratings, among other things, and are reported in investment contracts, insurance liabilities and insurance annuity benefits.

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

•
Other remaining assets and liabilities of consolidated VIEs relate primarily to three categories of entities: (1) joint ventures that lease equipment with $1,562 million of assets and $713 million of liabilities; (2) other entities that are involved in power generating and leasing activities with $733 million of assets and no liabilities; and (3) insurance entities that, among other lines of business, provide property and casualty and workers’ compensation coverage for GE with $1,195 million of assets and $525 million of liabilities.

(41)

Assets and Liabilities of Consolidated VIEs

		Consolidated Securitization Entities
						Trade
(In millions)	Trinity(a)	Credit cards	(b)	Equipment	(b)	receivables	Other	Total

March 31, 2014
Assets(c)
Financing receivables, net	$-	$23,888		$13,029		$2,628	$2,067	$41,612
Investment securities	2,764	-		-		-	1,034	3,798
Other assets	22	122		515		1	2,706	3,366
Total	$2,786	$24,010		$13,544		$2,629	$5,807	$48,776

Liabilities(c)
Borrowings	$-	$-		$-		$-	$583	$583
Non-recourse borrowings	-	14,642		10,316		2,168	49	27,175
Other liabilities	1,454	265		285		28	1,458	3,490
Total	$1,454	$14,907		$10,601		$2,196	$2,090	$31,248

December 31, 2013
Assets(c)
Financing receivables, net	$-	$24,766		$12,928		$2,509	$2,044	$42,247
Investment securities	2,786	-		-		-	1,044	3,830
Other assets	213	20		557		-	2,430	3,220
Total	$2,999	$24,786		$13,485		$2,509	$5,518	$49,297

Liabilities(c)
Borrowings	$-	$-		$-		$-	$598	$598
Non-recourse borrowings	-	15,363		10,982		2,180	49	28,574
Other liabilities	1,482	228		248		25	1,351	3,334
Total	$1,482	$15,591		$11,230		$2,205	$1,998	$32,506

(a)	Excludes intercompany advances from GECC to Trinity, which are eliminated in consolidation of $1,611 million and $1,837 million at March 31, 2014 and December 31, 2013, respectively.
(b)
We provide servicing to the CSEs and are contractually permitted to commingle cash collected from customers on financing receivables sold to CSE investors with our own cash prior to payment to a CSE, provided our short-term credit rating does not fall below A-1/P-1. These CSEs also owe us amounts for purchased financial assets and scheduled interest and principal payments. At March 31, 2014 and December 31, 2013, the amounts of commingled cash owed to the CSEs were $3,106 million and $6,314 million, respectively, and the amounts owed to us by CSEs were $3,115 million and $5,540 million, respectively.

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

Total revenues from our consolidated VIEs were $1,835 million and $1,804 million in the three months ended March 31, 2014 and 2013, respectively. Related expenses consisted primarily of provisions for losses of $301 million and $414 million in the three months ended March 31, 2014 and 2013, respectively, and interest and other financial charges of $81 million and $89 million in the three months ended March 31, 2014 and 2013, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GE and the VIEs, which are eliminated in consolidation.

(42)

Investments in Unconsolidated Variable Interest Entities

Our involvement with unconsolidated VIEs consists of the following activities: assisting in the formation and financing of the entity; providing recourse and/or liquidity support; servicing the assets; and receiving variable fees for services provided. We are not required to consolidate these entities because the nature of our involvement with the activities of the VIEs does not give us power over decisions that significantly affect their economic performance.

Our largest exposure to any single unconsolidated VIE at March 31, 2014 is a $7,018 million investment in asset-backed securities issued by the Senior Secured Loan Program (“SSLP”), a fund that invests in high-quality senior secured debt of various middle-market companies. Other significant unconsolidated VIEs include investments in real estate entities ($2,261 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; and exposures to joint ventures that purchase factored receivables ($2,491 million).

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

Investments in Unconsolidated VIEs

(In millions)	March 31, 2014	December 31, 2013

Other assets and investment securities	$9,161	$9,129
Financing receivables – net	3,084	3,346
Total investments	12,245	12,475
Contractual obligations to fund investments or guarantees	2,541	2,741
Revolving lines of credit	36	31
Total	$14,822	$15,247

In addition to the entities included in the table above, we also hold passive investments in RMBS, CMBS and ABS issued by VIEs. Such investments were, by design, investment-grade at issuance and held by a diverse group of investors. Further information about such investments is provided in Note 3.

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

(43)

These intercompany transactions are reported in the GE and GECC columns of our financial statements, but are eliminated in deriving our consolidated financial statements. Effects of these eliminations on our consolidated cash flows from operating, investing and financing activities are $56 million, $(1,730) million and $1,674 million for the three months ended March 31, 2014, respectively, and $1,357 million, $(1,413) million and $136 million for the three months ended March 31, 2013, respectively. Details of these eliminations are shown below.

	Three months ended March 31
(In millions)	2014	2013

Cash from (used for) operating activities-continuing operations
Combined	$4,908	$3,354
GE customer receivables sold to GECC	731	976
GECC dividends to GE	(500)	-
Other reclassifications and eliminations	(175)	381
	$4,964	$4,711

Cash from (used for) investing activities-continuing operations
Combined	$3,612	$32,815
GE customer receivables sold to GECC	(1,185)	(966)
Other reclassifications and eliminations	(545)	(447)
	$1,882	$31,402

Cash from (used for) financing activities-continuing operations
Combined	$(10,169)	$(23,077)
GE customer receivables sold to GECC	454	(10)
GECC dividends to GE	500	-
Other reclassifications and eliminations	720	146
	$(8,495)	$(22,941)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are one of the largest and most diversified infrastructure and financial services corporations in the world. With products and services ranging from aircraft engines, power generation, oil and gas production equipment, and household appliances to medical imaging, business and consumer financing and industrial products. Operating businesses that are reported as segments include Power & Water, Oil & Gas, Energy Management, Aviation, Healthcare, Transportation, Appliances & Lighting and GE Capital.

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

(44)

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

We have reclassified certain prior-period amounts to conform to the current-period presentation.

OVERVIEW
	Three months ended March 31
(Dollars in millions, except per share amounts)	2014	2013	V%

GAAP
Consolidated revenues and other income	$34,178	$34,943	(2)%
Earnings from continuing operations attributable
to the Company	2,987	3,647	(18)%
Earnings (loss) from discontinued operations,
net of taxes, attributable to the Company	12	(120)	F
Consolidated net earnings attributable to
the Company	2,999	3,527	(15)%
EPS from continuing operations-diluted	0.29	0.35	(17)%
EPS from net earnings-diluted	0.30	0.34	(12)%
Effective tax rate	14.9%	12.3%

Non-GAAP
Operating earnings	$3,329	$4,070	(18)%
Operating EPS	0.33	0.39	(15)%

Revenues

Revenues decreased 2% in the three months ended March 31, 2014 compared with the same period of 2013. Industrial sales increased 8%, reflecting the effects of acquisitions and organic growth. Financial Services revenues decreased 8% over the comparable period of 2013 as a result of the effects of dispositions, lower gains and organic revenue declines, primarily due to lower ENI, partially offset by lower impairments. Other income decreased to $0.2 billion in the three months ended March 31, 2014 from $1.6 billion in the same period of 2013 due to the absence of NBCUniversal (NBCU LLC) related income, primarily from the sale of our remaining 49% common equity interest in NBCU LLC in the first quarter 2013.

Overall, the effects of acquisitions increased consolidated revenues $0.6 billion and $0.2 billion in the three months ended March 31, 2014 and 2013, respectively. Dispositions also affected our operations through lower revenues of $2.0 billion and higher revenues of $1.1 billion in the three months ended March 31, 2014 and 2013, respectively.

Earnings from continuing operations attributable to the Company

Earnings from continuing operations attributable to the Company decreased 18% in the three months ended March 31, 2014 compared with the same period of 2013, primarily due to the absence of gains related to the first quarter 2013 sale of our remaining 49% common equity interest in NBCU LLC ($1.4 billion), partially offset by a 12% increase in the operating profit of the industrial segments.

Our consolidated earnings in the three months ended March 31, 2014 and 2013 increased $0.1 billion and an insignificant amount, respectively, from acquired businesses. The effects of dispositions on earnings were a decrease of $1.1 billion and an increase of $0.9 billion in the three months ended March 31, 2014 and 2013, respectively.

(45)

Other First Quarter Financial Highlights and Significant Developments

•	Industrial segment revenues increased 8% on organic growth. Industrial segment operating profit increased 12% with growth driven by Oil & Gas, Power & Water and Aviation.

•	Industrial segment margin increased 50 bps driven by higher pricing and productivity, partially offset by the effects of inflation.

•	Orders of $23.7 billion were flat and backlog increased to $245.3 billion.

•	GE Capital segment earnings were flat on GE Capital ending net investment (excluding cash and equivalents) (ENI) of $374 billion.

•
GE acquired API Healthcare (API), a healthcare workforce management software and analytics solutions provider, in February 2014 for $0.3 billion and certain Thermo Fisher Scientific Inc. life-science businesses (Thermo Fisher) in March 2014 for $1.1 billion.

•	GE completed issuances of $3.0 billion of senior unsecured debt with maturities up to 30 years.

•
Our North American Retail Finance business, under the name Synchrony Financial, filed a registration statement with the U.S. Securities and Exchange Commission for an initial public offering, as a first step in a planned, staged exit from that business.

•
On April 30, 2014, GE and Alstom announced that GE had submitted a binding offer to acquire the Thermal, Renewables and Grid businesses of Alstom for $13.5 billion, net of $3.4 billion of assumed net cash in the businesses to be acquired. The proposed transaction is subject to further reviews and approvals, including by an independent committee of the Alstom board and Alstom’s works councils, as well as regulatory approvals. The transaction is expected to close in 2015.

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

Segment revenues include both revenues and other income related to the segment. Segment profit excludes results reported as discontinued operations, earnings attributable to noncontrolling interests of consolidated subsidiaries, GECC preferred stock dividends declared and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured – excluded in determining segment profit, which we sometimes refer to as “operating profit,” for Power & Water, Oil & Gas, Energy Management, Aviation, Healthcare, Transportation and Appliances & Lighting; included in determining segment profit, which we sometimes refer to as “net earnings,” for GE Capital. Certain corporate costs, such as shared services, employee benefits and information technology are allocated to our segments based on usage. A portion of the remaining corporate costs are allocated based on each segment’s relative net cost of operations.

Results of our former equity method investment in NBCU LLC, through the date of sale in the first quarter of 2013, are reported in the Corporate items and eliminations line in the Summary of Operating Segments.

In addition to providing information on segments in their entirety, we have also provided supplemental information for certain operations within the segments.

(46)

Summary of Operating Segments (Unaudited)

	Three months ended March 31
(Dollars in millions)	2014	2013	V%

Revenues
Power & Water	$5,509	$4,825	14%
Oil & Gas	4,308	3,399	27%
Energy Management	1,672	1,748	(4%)
Aviation	5,778	5,074	14%
Healthcare	4,198	4,289	(2%)
Transportation	1,227	1,422	(14%)
Appliances & Lighting	1,857	1,917	(3%)
Total industrial segment revenues	24,549	22,674	8%
GE Capital	10,515	11,468	(8%)
Total segment revenues	35,064	34,142	3%
Corporate items and eliminations	(886)	801	U
Consolidated revenues and other income	$34,178	$34,943	(2%)

Segment profit
Power & Water	$888	$719	24%
Oil & Gas	446	325	37%
Energy Management	5	15	(67%)
Aviation	1,115	936	19%
Healthcare	570	595	(4%)
Transportation	202	267	(24%)
Appliances & Lighting	53	79	(33%)
Total industrial segment profit	3,279	2,936	12%
GE Capital	1,933	1,938	-%
Total segment profit	5,212	4,874	7%
Corporate items and eliminations	(1,542)	(479)	U
GE interest and other financial charges	(365)	(324)	(13%)
GE provision for income taxes	(318)	(424)	25%
Earnings from continuing operations
attributable to the Company	2,987	3,647	(18%)
Earnings (loss) from discontinued operations,
net of taxes, attributable to the Company	12	(120)	F
Consolidated net earnings attributable to
the Company	$2,999	$3,527	(15%)

Power & Water

Revenues of $5.5 billion in the three months ended March 31, 2014 increased $0.7 billion, or 14%, on higher volume ($0.8 billion), primarily equipment at Wind and Thermal, partially offset by lower prices ($0.1 billion) and the effects of the stronger U.S. dollar ($0.1 billion). Increases in equipment revenues were partially offset by lower service revenues primarily due to weakness in Europe. Segment profit of $0.9 billion in the three months ended March 31, 2014 increased $0.2 billion, or 24%, on cost productivity ($0.2 billion) and higher volume ($0.1 billion), partially offset by lower prices ($0.1 billion). The increase in earnings from higher volume was primarily driven by Wind and Thermal, while higher productivity was driven by segment-wide cost reductions.

Oil & Gas

Revenues of $4.3 billion in the three months ended March 31, 2014 increased $0.9 billion, or 27%, on higher volume ($0.8 billion) and higher other income ($0.1 billion) due to non-repeat of charges incurred in the first quarter of 2013. Higher volume was primarily due to equipment at Turbomachinery, Subsea and the result of the third-quarter 2013 acquisition of Lufkin Industries, Inc. Segment profit of $0.4 billion in the three months ended March 31, 2014 increased $0.1 billion, or 37%, on higher volume ($0.1 billion) and higher other income ($0.1 billion). The operating profit improvements were primarily at the Subsea business.

(47)

Energy Management

Revenues of $1.7 billion in the three months ended March 31, 2014 decreased $0.1 billion, or 4%, on lower volume and other income driven by the absence of a gain on a disposition in the first quarter of 2013. Lower volume was primarily driven by weakness in the North American utility and electrical distribution markets. Segment profit decreased 67% in the three months ended March 31, 2014 primarily as lower other income and lower prices were partially offset by higher productivity reflecting selling, general and administrative (SG&A) cost reductions.

Aviation

Revenues of $5.8 billion in the three months ended March 31, 2014 increased $0.7 billion, or 14%, on higher volume ($0.5 billion) and higher prices ($0.3 billion). Higher volume was driven by higher equipment sales on increased engine shipments and increased service revenues primarily from sales of commercial engine spares as well as the third-quarter 2013 acquisition of Avio S.p.A. (Avio). Segment profit of $1.1 billion in the three months ended March 31, 2014 increased $0.2 billion, or 19%, on higher prices ($0.3 billion) and higher volume ($0.1 billion), partially offset by lower productivity ($0.1 billion) and the effects of inflation ($0.1 billion). Operating profit improvements were primarily driven by services and the impact of Avio.

Healthcare

Revenues of $4.2 billion in the three months ended March 31, 2014 decreased $0.1 billion, or 2%, on lower prices ($0.1 billion) and the effects of the stronger U.S. dollar ($0.1 billion). Revenues were down in both equipment and services reflecting weakness in the U.S. markets. Segment profit of $0.6 billion in the three months ended March 31, 2014 decreased 4% on lower prices ($0.1 billion) offset by higher productivity ($0.1 billion) reflecting SG&A cost reductions.

Transportation

Revenues of $1.2 billion in the three months ended March 31, 2014 decreased $0.2 billion, or 14%, on lower volume ($0.2 billion). Weakness in the Mining business contributed to a decrease in revenues for both equipment and services. Segment profit of $0.2 billion in the three months ended March 31, 2014 decreased 24%, primarily due to lower volume and lower productivity at Mining.

Appliances & Lighting

Revenues of $1.9 billion in the three months ended March 31, 2014 decreased $0.1 billion, or 3%, on lower volume ($0.1 billion), primarily at Appliances as a result of weather-related pressures. Segment profit of $0.1 billion in the three months ended March 31, 2014 decreased 33% driven by lower productivity.

GE Capital

GE Capital revenues decreased 8% and net earnings were flat in the three months ended March 31, 2014. Revenues decreased as a result of lower gains, the effects of dispositions and organic revenue declines, primarily due to lower ENI, partially offset by lower impairments. Net earnings reflected lower gains, core decreases and dispositions offset by lower provisions for losses on financing receivables and lower impairments.

We have communicated our goal of reducing GE Capital’s ending net investment (ENI), most recently targeting ENI of $300 billion to $350 billion. ENI is a metric used by us to measure the total capital we have invested in our financial services business. GE Capital’s ENI (excluding cash and equivalents) was $374 billion at March 31, 2014. To achieve this goal, we are more aggressively focusing our businesses on selective financial services products where we have deep domain experience, broad distribution, the ability to earn a consistent return on capital and are competitively advantaged, while managing our overall balance sheet size and risk. We have a strategy of exiting those businesses that are deemed to be non-strategic or that are underperforming. We have completed a number of dispositions in our businesses in the past and will continue to evaluate options going forward.

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

(48)

Additional Information –GE Capital Businesses

	Three months ended March 31
(Dollars in millions)	2014	2013	V%

Revenues
CLL	$3,582	$3,507	2%
Consumer	3,602	3,825	(6)%
Real Estate	631	1,657	(62)%
Energy Financial Services	469	343	37%
GECAS	1,345	1,379	(2)%
Total segment revenues	9,629	10,711	(10)%
Corporate items and eliminations	886	757	17%
Total revenues	$10,515	$11,468	(8)%

Segment profit
CLL	$564	$398	42%
Consumer	786	534	47%
Real Estate	239	690	(65)%
Energy Financial Services	153	83	84%
GECAS	352	348	1%
Total segment profit	2,094	2,053	2%
Corporate items and eliminations	(161)	(115)	(40)%
Earnings from continuing operations
attributable to GECC	1,933	1,938	-%
Earnings from discontinued operations,
net of taxes, attributable to GECC	12	(120)	F
Net earnings attributable to GECC	1,945	1,818	7%

(In millions)	March 31, 2014	December 31, 2013	March 31, 2013

Assets
CLL	$175,059	$174,357	$175,757
Consumer	131,720	132,236	136,404
Real Estate	38,237	38,744	42,760
Energy Financial Services	15,943	16,203	18,627
GECAS	45,118	45,876	48,884
Corporate items and eliminations	104,370	109,413	107,099
Total Assets	$510,447	$516,829	$529,531

CLL

CLL revenues increased 2% and net earnings increased 42% in the three months ended March 31, 2014. Revenues increased as a result of lower impairments ($0.2 billion), partially offset by the effects of dispositions ($0.1 billion). Net earnings increased reflecting lower impairments ($0.2 billion), partially offset by the effects of dispositions.

Consumer

Consumer revenues decreased 6% and net earnings increased 47% in the three months ended March 31, 2014. Revenues decreased as a result of the effects of dispositions ($0.1 billion), organic revenue declines and lower gains. The increase in net earnings resulted primarily from lower provisions for losses on financing receivables ($0.3 billion) and core increases, partially offset by the effects of dispositions.

(49)

Real Estate

Real Estate revenues decreased 62% and net earnings decreased 65% in the three months ended March 31, 2014. Revenues decreased as a result of decreases in net gains on property sales ($0.9 billion) mainly due to the 2013 sale of real estate comprising certain floors located at 30 Rockefeller Center, New York and organic revenue declines ($0.1 billion). Real Estate net earnings decreased as a result of core decreases ($0.4 billion), including decreases in net gains on property sales ($0.6 billion), partially offset by lower impairments ($0.1 billion) associated with the strategic decision to exit certain equity platforms in 2013. Depreciation expense on real estate equity investments totaled $0.1 billion and $0.2 billion in the three months ended March 31, 2014 and 2013, respectively.

Energy Financial Services

Energy Financial Services revenues increased 37% and net earnings increased 84% in the three months ended March 31, 2014. Revenues increased as a result of organic revenue growth ($0.2 billion) and higher gains ($0.2 billion), partially offset by higher impairments ($0.2 billion) and the effects of dispositions ($0.1 billion). The increase in net earnings resulted primarily from core increases ($0.1 billion) and higher gains ($0.1 billion), partially offset by higher impairments ($0.1 billion) and the effects of dispositions.

GECAS

GECAS revenues decreased 2% and net earnings increased 1% in the three months ended March 31, 2014. Revenues decreased as a result of higher finance lease impairments and organic revenue declines, partially offset by higher gains. The increase in net earnings resulted primarily from higher gains and core increases, partially offset by higher ELTO impairments.

Corporate Items and Eliminations
	Three months ended March 31
(In millions)	2014	2013

Revenues
NBCU LLC	$-	$1,338
Eliminations and other	(886)	(537)
Total	$(886)	$801

Operating Profit (Cost)
NBCU LLC	$-	$1,338
Principal retirement plans(a)	(581)	(792)
Restructuring and other charges	(376)	(546)
Unallocated corporate, other costs and eliminations	(585)	(479)
Total	$(1,542)	$(479)

(a)
Included non-operating (non-GAAP) pension income (cost) of $(0.5) billion and $(0.7) billion in the three months ended March 31, 2014 and 2013, respectively, which includes expected return on plan assets, interest costs and non-cash amortization of actuarial gains and losses.

Revenues in the three months ended March 31, 2014 decreased $1.7 billion as a result of $1.3 billion lower income related to the operations and disposition of NBCU LLC in the first quarter of 2013 and $0.2 billion of higher inter-segment eliminations. Operating cost increased $1.1 billion as a result of $1.3 billion of lower NBCU LLC related income and $0.1 billion of higher inter-segment eliminations, partially offset by $0.2 billion of lower costs of our principal retirement plans and $0.2 billion of lower restructuring and other charges.

Certain amounts included in corporate items and eliminations cost are not allocated to GE operating segments because they are excluded from the measurement of their operating performance for internal purposes. These costs include certain restructuring and other charges, technology and product development costs and acquisition-related costs.

For the three months ended March 31, 2014, these amounts totaled $0.4 billion, including Power & Water ($0.1 billion), Oil & Gas ($0.1 billion), Energy Management ($0.1 billion), Aviation ($0.1 billion) and Healthcare ($0.1 billion). For the three months ended March 31, 2013, these amounts totaled $0.6 billion, including Power & Water ($0.1 billion), Oil & Gas ($0.1 billion), Energy Management ($0.1 billion), Aviation ($0.1 billion) and Healthcare ($0.1 billion).

(50)

INCOME TAXES

The consolidated provision for income taxes was an expense of $0.5 billion in the three months ended March 31, 2014 (an effective tax rate of 14.9%), compared with $0.5 billion for the same period of 2013 (an effective tax rate of 12.3%). The increase in consolidated tax rate is primarily attributable to the absence of the 2013 benefits from enactment, discussed below, of the extension of the U.S. tax provision deferring tax on active financial services income and of the extension of U.S. business credits. This increase was partially offset by a decrease in income taxed at rates above the average tax rate.

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

DISCONTINUED OPERATIONS

	Three months ended March 31
(In millions)	2014	2013

Earnings (loss) from discontinued operations,
net of taxes	$12	$(120)

Discontinued operations primarily comprises GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), our CLL trailer services business in Europe (CLL Trailer Services) and our Consumer banking business in Russia (Consumer Russia). Results of these businesses are reported as discontinued operations for all periods presented.

Earnings from discontinued operations, net of taxes, in the three months ended March 31, 2014 were insignificant.

(51)

Loss from discontinued operations, net of taxes, in the three months ended March 31, 2013 primarily reflected a $0.1 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC.

For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

STATEMENT OF FINANCIAL POSITION

Major changes in our financial position for the three months ended March 31, 2014 resulted from the following:

•	The U.S. dollar was weaker against most major currencies at March 31, 2014 than at December 31, 2013, increasing the translated levels of our non-U.S. dollar assets and liabilities.

•	GE inventory balances increased $1.5 billion in order to fulfill commitments and backlog during the year.

•	GE completed acquisitions of Thermo Fisher and API in our Healthcare segment resulting in increased goodwill and intangible assets balances of $1.4 billion.

•	GE completed issuances of $3.0 billion of senior unsecured debt with maturities up to 30 years.

•
Consistent with our effort to reduce the GECC balance sheet, collections (which includes sales) on financing receivables exceeded originations by $4.0 billion and net repayments exceeded new issuances of total borrowings by $9.6 billion.

STATEMENT OF CASH FLOWS

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

GE Cash Flow

GE CFOA totaled $1.7 billion and $0.2 billion for the three months ended March 31, 2014, and 2013, respectively. With respect to GE CFOA, we believe that it is useful to supplement our GE Condensed Statement of Cash Flows and to examine in a broader context the business activities that provide and require cash.

	Three months ended March 31
(In billions)	2014	2013

Operating cash collections(a)	$25.6	$22.5
Operating cash payments	(24.4)	(22.3)
Cash dividends from GECC	0.5	-
GE cash from operating activities (GE CFOA)(a)	$1.7	$0.2

(a)
GE sells customer receivables to GECC in part to fund the growth of our industrial businesses. These transactions can result in cash generation or cash use. During any given period, GE receives cash from the sale of receivables to GECC. It also foregoes collection of cash on receivables sold. The incremental amount of cash received from sale of receivables in excess of the cash GE would have otherwise collected had those receivables not been sold, represents the cash generated or used in the period relating to this activity. The incremental cash generated in GE CFOA from selling these receivables to GECC decreased GE CFOA by $0.4 billion and by $1.2 billion in the three months ended March 31, 2014 and 2013, respectively. See Note 17 to the condensed, consolidated financial statements for additional information about the elimination of intercompany transactions between GE and GECC.

(52)

The most significant source of cash in GE CFOA is customer-related activities, the largest of which is collecting cash resulting from product or services sales. GE operating cash collections increased $3.1 billion in the three months ended March 31, 2014. This increase is consistent with comparable GE segment revenue increases from sales of goods and services, higher collections on current receivables and the impact from acquisitions at our Aviation and Oil & Gas businesses. These increases were partially offset by a decrease in progress collections.

The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services. GE operating cash payments increased $2.1 billion in the three months ended March 31, 2014. This increase is consistent with cost and expense increases, increased inventory spend to fulfill commitments and backlog during 2014 and the impact from acquisitions at our Aviation and Oil & Gas businesses. These increases were partially offset by the non-recurrence of 2013 payouts under our long-term incentive plan.

Dividends from GECC, including special dividends, represent the distribution of a portion of GECC retained earnings, and are distinct from cash from continuing operations within the financial services businesses. The amounts included in GE CFOA are the total dividends, including special dividends from excess capital. GECC paid quarterly dividends of $0.5 billion and no special dividends to GE in the three months ended March 31, 2014. There were no dividends paid to GE in the three months ended March 31, 2013.

GE cash used for investing activities was $2.4 billion compared with cash from investing activities of $15.6 billion during the three months ended March 31, 2014 and 2013, respectively. Investing activities decreased $18.0 billion compared with the same period in 2013, primarily due to proceeds of $16.7 billion from the 2013 sale of our remaining 49% common equity interest in NBCU LLC to Comcast Corporation. Additionally, there was increased business acquisition activity of $1.4 billion driven by the 2014 acquisitions of Hyclone and API.

GE cash used for financing activities was $1.3 billion and $9.2 billion for the three months ended March 31, 2014 and 2013, respectively. Cash used for financing activities decreased $7.9 billion compared with the same period in 2013, primarily as a result of our 2013 repayment of $5.0 billion of unsecured notes compared with an issuance of $3.0 billion of unsecured notes in 2014.

GECC Cash Flow

GECC cash from operating activities was $3.2 billion for the three months ended March 31, 2014 and 2013. GECC CFOA was comparable with the same period in 2013, primarily due to a decrease in net cash collateral paid to counterparties on derivative contracts of $1.2 billion, offset with a decrease in cash generated from net earnings in 2014.

GECC cash from investing activities was $6.1 billion and $17.2 billion for the three months ended March 31, 2014 and 2013, respectively. Cash from investing activities decreased $11.2 billion compared with the same period in 2013 primarily due to the 2013 acquisition of MetLife Bank, N.A., resulting in net cash provided of $6.4 billion, lower collections (which includes sales) exceeding originations of financing receivables of $2.3 billion and the payment of our obligation to the buyer of GE Money Japan for $1.7 billion.

GECC cash used for financing activities was $8.9 billion and $13.9 billion for the three months ended March 31, 2014 and 2013, respectively. Cash used for financing activities decreased $5.0 billion compared with the same period in 2013 primarily due to a net increase in deposits at our banks of $4.4 billion and lower net repayments of borrowings of $0.9 billion, consisting primarily of net reductions in long-term borrowings and commercial paper.

GECC paid quarterly dividends of $0.5 billion and no special dividends to GE in the three months ended March 31, 2014. There were no dividends paid to GE in the three months ended March 31, 2013. There were no preferred stock dividends paid in the three months ended March 31, 2014 and 2013.

(53)

LIQUIDITY AND BORROWINGS

We maintain a strong focus on liquidity. At both GE and GECC we manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations throughout business cycles.

Our liquidity and borrowing plans for GE and GECC are established within the context of our annual financial and strategic planning processes. At GE, our liquidity and funding plans take into account the liquidity necessary to fund our operating commitments, which include primarily purchase obligations for inventory and equipment, payroll and general expenses (including pension funding). We also take into account our capital allocation and growth objectives, including paying dividends, repurchasing shares, investing in research and development and acquiring industrial businesses. At GE, we rely primarily on cash generated through our operating activities, any dividend payments from GECC, and also have historically maintained a commercial paper program that we regularly use to fund operations in the U.S., principally within fiscal quarters. During the three months ended March 31, 2014, GECC paid quarterly dividends of $0.5 billion to GE.

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

Our 2014 GECC funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of long-term debt ($39.2 billion at December 31, 2013), through issuance of long-term debt and reissuance of commercial paper, cash on hand, collections of financing receivables exceeding originations, dispositions, asset sales, and deposits and other alternative sources of funding. Long-term maturities and early redemptions were $9.7 billion in the first quarter of 2014. Interest on borrowings is primarily repaid through interest earned on existing financing receivables. During the first quarter of 2014, GECC earned interest income on financing receivables of $4.6 billion, which more than offset interest and other financial charges of $2.2 billion.

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

We had consolidated cash and equivalents of $87.0 billion at March 31, 2014 that were available to meet our needs. Of this, $11.7 billion was held at GE and $75.3 billion was held at GECC.

We had committed, unused credit lines totaling $47.4 billion that were extended to us by 50 financial institutions at March 31, 2014. GECC can borrow up to $47.4 billion under all of these credit lines. GE can borrow up to $15.0 billion under certain of these credit lines. These lines include $26.5 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $20.9 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for two years from the date on which such borrowings would otherwise be due.

Cash and equivalents of $57.4 billion at March 31, 2014 were held by non-U.S. subsidiaries. Of this amount, $5.8 billion was indefinitely reinvested. Indefinitely reinvested cash held outside of the U.S. is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund our needs in the U.S. on a short-term basis through short-term loans, without being subject to U.S. tax. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and the total of all such loans is required to be outstanding for less than 60 days during the year.

(54)

At March 31, 2014, GE cash and equivalents of $2.6 billion were held in countries with currency controls that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. These funds are available to fund operations and growth in these countries and we do not currently anticipate a need to transfer these funds to the U.S.

At March 31, 2014, GECC cash and equivalents of $14 billion were in regulated banks and insurance entities and were subject to regulatory restrictions.

If we were to repatriate indefinitely reinvested cash held outside the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes.

Funding Plan

We reduced our GE Capital ending net investment, excluding cash and equivalents, to $374 billion at March 31, 2014.

During the first three months of 2014, GE completed issuances of $3.0 billion of senior unsecured debt with maturities up to 30 years. GECC completed issuances of $5.4 billion of senior unsecured debt (excluding securitizations described below) with maturities up to 20 years. Average commercial paper borrowings for GECC and GE during the first quarter were $27.8 billion and $6.3 billion, respectively, and the maximum amounts of commercial paper borrowings outstanding for GECC and GE during the first quarter were $29.1 billion and $9.5 billion, respectively. GECC commercial paper maturities are funded principally through new commercial paper issuances and at GE are substantially repaid before quarter-end using indefinitely reinvested overseas cash, which as discussed above, is available for use in the U.S. on a short-term basis without being subject to U.S. tax.

We securitize financial assets as an alternative source of funding. During the first three months of 2014, $1.4 billion of non-recourse borrowings matured. At March 31, 2014, consolidated non-recourse securitization borrowings were $28.7 billion.

We have 10 deposit-taking banks outside of the U.S. and two deposit-taking banks in the U.S. – GE Capital Retail Bank, a Federal Savings Bank (FSB), and GE Capital Bank, an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) in maturity terms up to 10 years.

Total alternative funding at March 31, 2014 was $108 billion, composed mainly of $55 billion of bank deposits, $29 billion of non-recourse securitization borrowings, $9 billion of funding secured by real estate, aircraft and other collateral and $9 billion of GE Interest Plus notes. The comparable amount of total alternative funding at December 31, 2013 was $108 billion.

As a matter of general practice, we routinely evaluate the economic impact of calling debt instruments where GECC has the right to exercise a call. In determining whether to call debt, we consider the economic benefit to GECC of calling debt, the effect of calling debt on GECC’s liquidity profile and other factors. We did not call any debt during the first three months of 2014.

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

As set forth in Exhibit 99(b) hereto, GECC’s ratio of earnings to fixed charges was 1.91:1 during the three months ended March 31, 2014. For additional information, see the Income Maintenance Agreement section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 consolidated financial statements.

(55)

FINANCIAL SERVICES PORTFOLIO QUALITY

Investment Securities

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants, policyholders and holders of guaranteed investment contracts (GICs) in Trinity, and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.

The fair value of investment securities increased to $45.7 billion at March 31, 2014 from $44.0 billion at December 31, 2013, reflecting higher net unrealized gains in U.S. Corporate and State and Municipal securities driven by lower interest rates in the U.S.

Total pre-tax, other-than-temporary impairment losses during the three months ended March 31, 2014 were an insignificant amount, which was recognized in earnings and primarily related to credit losses on Non U.S. corporate debt securities.

Total pre-tax, other-than-temporary impairment losses during the three months ended March 31, 2013 were $0.3 billion, which was recognized in earnings and primarily related to credit losses on U.S. corporate debt securities.

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

During the first quarter of 2014, we combined our CLL Europe and CLL Asia portfolios into CLL International and we transferred our CLL Other portfolio to the CLL Americas portfolio. Prior-period amounts were reclassified to conform to the current-period presentation.

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

(56)

Loans acquired in a business acquisition are recorded at fair value, which incorporates our estimate at the acquisition date of the credit losses over the remaining life of the portfolio. As a result, the allowance for losses is not carried over at acquisition. This may have the effect of causing lower reserve coverage ratios for those portfolios.

For purposes of the discussion that follows, “delinquent” receivables are those that are 30 days or more past due based on their contractual terms. Loans purchased at a discount are initially recorded at fair value and accrete interest income over the estimated life of the loan based on reasonably estimable cash flows even if the underlying loans are contractually delinquent at acquisition. “Nonaccrual” financing receivables are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due, with the exception of consumer credit card accounts, for which we continue to accrue interest until the accounts are written off in the period that the account becomes 180 days past due. Recently restructured financing receivables are not considered delinquent when payments are brought current according to the restructured terms, but may remain classified as nonaccrual until there has been a period of satisfactory payment performance by the borrower and future payments are reasonably assured of collection.

Further information on the determination of the allowance for losses on financing receivables and the credit quality and categorization of our financing receivables is provided in Note 5 to the condensed, consolidated financial statements.

	Financing receivables at		Nonaccrual receivables at			Allowance for losses at
(In millions)	March 31, 2014	December 31, 2013	March 31, 2014		December 31, 2013	March 31, 2014	December 31, 2013

Commercial
CLL
Americas	$68,367	$69,036	$1,239		$1,275	$419	$473
International(a)	46,208	47,431	1,415		1,459	449	505
Total CLL	114,575	116,467	2,654		2,734	868	978
Energy
Financial Services	2,753	3,107	43		4	16	8
GECAS	8,851	9,377	275		-	25	17
Other	139	318	-		6	-	2
Total Commercial	126,318	129,269	2,972		2,744	909	1,005

Real Estate	20,236	19,899	2,383		2,551	175	192

Consumer
Non-U.S. residential
mortgages(b)	30,355	30,501	2,140		2,161	336	358
Non-U.S. installment
and revolving credit	13,715	13,677	73		88	588	594
U.S. installment
and revolving credit	52,887	55,854	2		2	2,947	2,823
Non-U.S. auto	1,957	2,054	16		18	61	56
Other	6,918	6,953	335		351	128	150
Total Consumer	105,832	109,039	2,566		2,620	4,060	3,981

Total	$252,386	$258,207	$7,921	(c)	$7,915	$5,144	$5,178

(a)
Write-offs to net realizable value are recognized against the allowance for losses primarily in the reporting period in which management has deemed all or a portion of the financing receivable to be uncollectible, but not later than 360 days after initial recognition of a specific reserve for a collateral dependent loan. In accordance with regulatory standards that are applicable in Italy, commercial loans are considered uncollectible when there is demonstrable evidence of the debtor’s insolvency, which may result in write-offs occurring beyond 360 days after initial recognition of a specific resere.

(b)
Included financing receivables of $12,096 million and $12,025 million, nonaccrual receivables of $872 million and $901 million and allowance for losses of $100 million and $100 million at March 31, 2014 and December 31, 2013, respectively, primarily related to loans, net of credit insurance, whose terms permitted interest-only payments and high loan-to-value ratios at inception (greater than 90%). At origination, we underwrite loans with an adjustable rate to the reset value. Of these loans, about 84% are in our U.K. and France portfolios, which comprise mainly loans with interest-only payments, high loan-to-value ratios at inception and introductory below market rates, have a delinquency rate of 14%, have a loan-to-value ratio at origination of 82% and have re-indexed loan-to-value ratios of 82% and 65%, respectively. Re-indexed loan-to-value ratios may not reflect actual realizable values of future repossessions. At March 31, 2014, 11% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(c)	Of our $7.9 billion nonaccrual loans of March 31, 2014, $4.0 billion are currently paying in accordance with the contractual terms.

(57)

The portfolio of financing receivables, before allowance for losses, was $252.4 billion at March 31, 2014, and $258.2 billion at December 31, 2013. Financing receivables, before allowance for losses, decreased $5.8 billion from December 31, 2013, primarily as a result of collections (which includes sales) exceeding originations ($4.0 billion) and write-offs ($1.3 billion), partially offset by the weaker U.S. dollar ($0.9 billion).

Related nonaccrual receivables totaled $7.9 billion (3.1% of outstanding receivables) at both March 31, 2014 and December 31, 2013. Nonaccrual receivables remained constant reflecting new exposures in our GECAS portfolio offset by decreases in Real Estate and CLL, primarily due to payoffs and collections.

The allowance for losses at March 31, 2014 totaled $5.1 billion compared with $5.2 billion at December 31, 2013, representing our best estimate of probable losses inherent in the portfolio. Allowance for losses decreased less than $0.1 billion from December 31, 2013, primarily because write-offs, net of recoveries were higher than provisions by $0.1 billion, which is attributable to a decrease in our Commercial and Real Estate allowance for losses as a result of write-offs and resolutions, partially offset by an increase in provisions in our Consumer U.S. installment and revolving portfolio. The allowance for losses as a percent of total financing receivables remained constant at 2.0% at March 31, 2014 reflecting a decrease in both the allowance for losses and the overall financing receivables as discussed above. Further information surrounding the allowance for losses related to each of our portfolios is detailed below.

Selected Ratios Related to Nonaccrual Financing Receivables and the Allowance for Losses

	Nonaccrual financing receivables		Allowance for losses		Allowance for losses
	as a percent of		as a percent of		as a percent of
	total financing receivables at		nonaccrual financing receivables at		total financing receivables at

	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013

Commercial
CLL
Americas	1.8%	1.8%	33.8%	37.1%	0.6%	0.7%
International	3.1	3.1	31.7	34.6	1.0	1.1
Total CLL	2.3	2.3	32.7	35.8	0.8	0.8
Energy Financial
Services	1.6	0.1	37.2	200.0	0.6	0.3
GECAS	3.1	–	9.1	–	0.3	0.2
Other	–	1.9	–	33.3	–	0.6
Total Commercial	2.4	2.1	30.6	36.6	0.7	0.8

Real Estate	11.8	12.8	7.3	7.5	0.9	1.0

Consumer
Non-U.S. residential
mortgages(a)	7.0	7.1	15.7	16.6	1.1	1.2
Non-U.S. installment
and revolving credit	0.5	0.6	805.5	675.0	4.3	4.3
U.S. installment and
revolving credit	–	–	(b)	(b)	5.6	5.1
Non-U.S. auto	0.8	0.9	381.3	311.1	3.1	2.7
Other	4.8	5.0	38.2	42.7	1.9	2.2
Total Consumer	2.4	2.4	158.2	151.9	3.8	3.7

Total	3.1	3.1	64.9	65.4	2.0	2.0

(a)
Included nonaccrual financing receivables as a percent of financing receivables of 7.2% and 7.5%, allowance for losses as a percent of nonaccrual receivables of 11.5% and 11.1% and allowance for losses as a percent of total financing receivables of 0.8% and 0.8% at March 31, 2014 and December 31, 2013, respectively, primarily related to loans, net of credit insurance, whose terms permitted interest-only payments and high loan-to-value ratios at inception (greater than 90%). Compared to the overall Non-U.S. residential mortgage loan portfolio, the ratio of allowance for losses as a percent of nonaccrual financing receivables for these loans is lower, driven primarily by the higher mix of such products in the U.K. and France portfolios and as a result of the better performance and collateral realization experience in these markets.

(b)	Not meaningful.

(58)

Included below is a discussion of financing receivables, allowance for losses, nonaccrual receivables and related metrics for each of our significant portfolios.

CLL – Americas. Nonaccrual receivables of $1.2 billion represented 15.6% of total nonaccrual receivables at March 31, 2014. The ratio of allowance for losses as a percent of nonaccrual receivables decreased from 37.1% at December 31, 2013, to 33.8% at March 31, 2014, reflecting write-offs on previously impaired accounts. The ratio of nonaccrual receivables as a percent of financing receivables remained constant at 1.8% at March 31, 2014 reflecting decreased nonaccrual exposures in our industrial materials and media portfolios, partially offset by our transportation and healthcare equipment portfolios. Collateral supporting these nonaccrual financing receivables primarily includes assets in the restaurant and hospitality, trucking and industrial equipment industries and corporate aircraft, and for our leveraged finance business, equity of the underlying businesses.

CLL – International. Nonaccrual receivables of $1.4 billion represented 17.9% of total nonaccrual receivables at March 31, 2014. The ratio of allowance for losses as a percent of nonaccrual receivables decreased from 34.6% at December 31, 2013 to 31.7% at March 31, 2014, reflecting a decrease in nonaccrual receivables and allowance for losses in our Interbanca S.p.A. portfolio primarily as a result of write-offs. About 45% of our CLL – International nonaccrual receivables are attributable to the Interbanca S.p.A. portfolio, which was acquired in 2009. The loans acquired with Interbanca S.p.A. were recorded at fair value, which incorporates an estimate at the acquisition date of credit losses over their remaining life. Accordingly, these loans generally have a lower ratio of allowance for losses as a percent of nonaccrual receivables compared to the remaining portfolio. Excluding the nonaccrual loans attributable to the 2009 acquisition of Interbanca S.p.A., the ratio of allowance for losses as a percent of nonaccrual receivables decreased from 42.2% at December 31, 2013, to 37.8% at March 31, 2014, primarily due to an increase in nonaccrual receivables in Australia. The ratio of nonaccrual receivables as a percent of financing receivables remained constant at 3.1% at March 31, 2014. Collateral supporting these secured nonaccrual financing receivables are primarily equity of the underlying businesses, purchased receivables, commercial real estate, manufacturing and other equipment, and corporate aircraft.

Real Estate. Nonaccrual receivables of $2.4 billion represented 30.1% of total nonaccrual receivables at March 31, 2014. The decrease in nonaccrual receivables from December 31, 2013, was primarily due to the resolution of North American office, multi-family and hotel nonaccrual loans, as well as Asian office and European retail nonaccrual loans through payoffs and collections, foreclosures and write-offs. The ratio of allowance for losses as a percent of nonaccrual receivables decreased from 7.5% to 7.3% reflecting a decrease in the allowance for losses and a decrease in nonaccrual loans as mentioned above. The ratio of allowance for losses as a percent of total financing receivables decreased from 1.0% at December 31, 2013 to 0.9% at March 31, 2014, driven primarily by the reduction in overall reserves due to improving market conditions and new loan originations in 2014.

The Real Estate financing receivables portfolio is collateralized by income-producing or owner-occupied commercial properties across a variety of asset classes and markets. At March 31, 2014, total Real Estate financing receivables of $20.2 billion were primarily collateralized by office buildings ($5.9 billion), apartment buildings ($3.4 billion), retail facilities ($2.9 billion), warehouse properties ($2.7 billion) and hotel properties ($2.2 billion). In 2014, commercial real estate markets continue to show signs of improved stability and liquidity in certain markets; however, the pace of improvement varies significantly by asset class and market and the long-term outlook remains uncertain. We have and continue to maintain an intense focus on operations and risk management. Loan loss reserves related to our Real Estate–Debt financing receivables are particularly sensitive to declines in underlying property values. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any attempts to forecast potential losses carry a high degree of imprecision and are subject to change. At March 31, 2014, we had 117 foreclosed commercial real estate properties totaling $1.0 billion.

(59)

Consumer − Non-U.S. residential mortgages. Nonaccrual receivables of $2.1 billion represented 27.0% of total nonaccrual receivables at March 31, 2014. The ratio of allowance for losses as a percent of nonaccrual receivables decreased from 16.6% at December 31, 2013, to 15.7% at March 31, 2014, as a result of lower allowance for losses due to improved collections and higher property values primarily in our U.K. portfolio. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 75% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 74% and 56%, respectively, and about 8% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Re-indexed loan-to-value ratios may not reflect actual realizable values of future repossessions. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At March 31, 2014, we had in repossession stock 379 houses in the U.K., which had a value of less than $0.1 billion. The ratio of nonaccrual receivables as a percent of financing receivables decreased from 7.1% at December 31, 2013 to 7.0% at March 31, 2014 for the reasons described above.

Consumer − Non-U.S. installment and revolving credit. Nonaccrual receivables of $0.1 billion represented 0.9% of total nonaccrual receivables at March 31, 2014. The ratio of allowance for losses as a percent of financing receivables remained constant at 4.3% at March 31, 2014, reflecting relatively stable portfolio quality across all countries.

Consumer − U.S. installment and revolving credit. The ratio of allowance for losses as a percent of financing receivables increased from 5.1% at December 31, 2013 to 5.6% at March 31, 2014, reflecting an increase in the projected net write-offs over the next 12 months.

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

Impaired loans include nonaccrual receivables on larger-balance or restructured loans, loans that are currently paying interest under the cash basis (but are excluded from the nonaccrual category), and loans paying currently that had been previously restructured.

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

(60)

Loans Classified as Impaired and Specific Reserves
(In millions)	March 31, 2014	December 31, 2013

Loans requiring allowance for losses
Commercial(a)	$950	$1,116
Real Estate	737	1,245
Consumer	2,836	2,879
Total loans requiring allowance for losses	4,523	5,240

Loans expected to be fully recoverable
Commercial(a)	3,024	2,776
Real Estate	2,925	2,615
Consumer	132	109
Total loans expected to be fully recoverable	6,081	5,500
Total impaired loans	$10,604	$10,740

Allowance for losses (specific reserves)
Commercial(a)	$229	$328
Real Estate	53	74
Consumer	560	567
Total allowance for losses (specific reserves)	$842	$969

Average investment during the period	$10,671	$12,347
Interest income earned while impaired(b)	122	626

(a)	Includes CLL, Energy Financial Services, GECAS and Other.
(b)	Recognized principally on an accrual basis.

We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We evaluate a Real Estate loan for impairment when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with its contractual terms.

Of our $3.7 billion of impaired loans at Real Estate at March 31, 2014, $3.5 billion are currently paying in accordance with the contractual terms of the loan and are typically loans where the borrower has adequate debt service coverage to meet contractual interest obligations. Impaired loans at CLL primarily represent senior secured lending positions.

Impaired Loan Balance Classified by the Method Used To Measure Impairment

(In millions)	March 31, 2014	December 31, 2013

Discounted cash flow	$5,047	$5,558
Collateral value	5,557	5,182
Total	$10,604	$10,740

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a troubled debt restructuring (TDR), and also as impaired. Changes to Real Estate’s loans primarily include forbearance, maturity extensions and changes to collateral or covenant terms or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At March 31, 2014, TDRs included in impaired loans were $9.2 billion, primarily relating to Real Estate ($3.5 billion), CLL ($2.9 billion) and Consumer ($2.8 billion).

(61)

Real Estate TDRs decreased from $3.6 billion at December 31, 2013 to $3.5 billion at March 31, 2014, primarily driven by resolution of TDRs through paydowns. For borrowers with demonstrated operating capabilities, we work to restructure loans when the cash flow and projected value of the underlying collateral support repayment over the modified term. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. For the three months ended March 31, 2014, we modified $0.4 billion of loans classified as TDRs, substantially all in our Debt portfolio. Changes to these loans primarily included forbearance, maturity extensions and changes to collateral or covenant terms or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios have typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. We received the same or additional compensation in the form of rate increases and fees for the majority of these TDRs. Of our $1.6 billion and $3.6 billion of modifications classified as TDRs in the last 12 months ended March 31, 2014 and 2013, respectively, less than $0.1 billion and $0.2 billion have subsequently experienced a payment default in the three months ended March, 31, 2014 and 2013, respectively.

The substantial majority of the Real Estate TDRs have reserves determined based upon collateral value. Our specific reserves on Real Estate TDRs were $0.1 billion at March 31, 2014 and $0.1 billion at December 31, 2013, and were 1.5% and 1.9%, respectively, of Real Estate TDRs. In many situations these loans did not require a specific reserve as collateral value adequately covered our recorded investment in the loan. While these modified loans had adequate collateral coverage, we were still required to complete our TDR classification evaluation on each of the modifications without regard to collateral adequacy.

We utilize certain short-term (three months or less) loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our non-U.S. residential mortgage and non-U.S. installment and revolving portfolios. We sold our U.S. residential mortgage business in 2007 and, as such, do not participate in the U.S. government-sponsored mortgage modification programs. For the three months ended March 31, 2014, we provided short-term modifications of less than $0.1 billion of consumer loans for borrowers experiencing financial difficulties, substantially all in our non-U.S. residential mortgage, credit card and personal loan portfolios, which are not classified as TDRs. For these modified loans, we provided insignificant interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We expect borrowers whose loans have been modified under these short-term programs to continue to be able to meet their contractual obligations upon the conclusion of the short-term modification. In addition, we have modified $0.3 billion of Consumer loans for the three months ended March 31, 2014, which are classified as TDRs. Further information on Consumer impaired loans is provided in Note 5 to the condensed, consolidated financial statements.

Delinquencies

For additional information on delinquency rates at each of our major portfolios, see Note 5 to the condensed, consolidated financial statements.

All Other Assets

All other assets comprises mainly real estate equity properties and investments, equity and cost method investments, derivative instruments and assets held for sale, and totaled $47.2 billion at March 31, 2014, a decrease of $0.2 billion, primarily related to the sale of certain held-for-sale real estate and aircraft ($1.9 billion), net loan repayments from our equity method investments ($0.5 billion) and the sale of certain real estate investments ($0.3 billion), partially offset by a net increase in assets held-for-sale ($2.7 billion). During the three months ended March 31, 2014, we recognized $0.2 billion of other-than-temporary impairments of cost and equity method investments, excluding those related to real estate.

(62)

Included in other assets are Real Estate equity investments of $13.6 billion and $13.7 billion and Real Estate equity assets classified as held for sale of an insignificant amount and $0.7 billion at March 31, 2014 and December 31, 2013, respectively. Our portfolio is diversified, both geographically and by asset type. We review the estimated values of our commercial real estate investments at least annually, or more frequently as conditions warrant. Commercial real estate valuations have shown signs of improved stability and liquidity in certain markets, primarily in the U.S.; however, the pace of improvement varies significantly by asset class and market. Accordingly, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. During the three months ended March 31, 2014, Real Estate recognized pre-tax impairments of an insignificant amount in its real estate held for investment. Real Estate investments with undiscounted cash flows in excess of carrying value of 0% to 5% at March 31, 2014 had a carrying value of $0.3 billion and an associated estimated unrealized loss of an insignificant amount. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized.

FOREIGN EXPOSURE

GECC Selected European Exposures

At March 31, 2014, we had $79.6 billion in financing receivables to consumer and commercial customers in Europe. The GECC financing receivables portfolio in Europe is well diversified across European geographies and customers. Approximately 89% of the portfolio is secured by collateral and represents approximately 500,000 commercial customers. Several European countries, including Spain, Portugal, Ireland, Italy, Greece and Hungary (focus countries), have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The carrying value of GECC funded exposures in these focus countries and in the rest of Europe comprised the following at March 31, 2014.

(63)

							Rest of	Total
March 31, 2014 (In millions)	Spain	Portugal	Ireland	Italy	Greece	Hungary	Europe	Europe

Financing receivables, before allowance
for losses on financing receivables	$1,513	$253	$291	$6,665	$5	$2,882	$69,131	$80,740
Allowance for losses on
financing receivables	(100)	(19)	(3)	(206)	-	(72)	(784)	(1,184)

Financing receivables, net of allowance
for losses on financing receivables(a)(b)	1,413	234	288	6,459	5	2,810	68,347	79,556
Investments(c)(d)	3	-	-	465	-	104	2,130	2,702
Cost and equity method investments(e)	310	-	451	57	35	-	1,739	2,592
Derivatives, net of collateral(c)(f)	2	-	-	63	-	-	101	166
ELTO(g)	431	113	466	739	239	324	9,058	11,370
Real estate held for investment(g)	790	-	-	424	-	-	4,228	5,442

Total funded exposures(h)(i)	$2,949	$347	$1,205	$8,207	$279	$3,238	$85,603	$101,828

Unfunded commitments(j)	$16	$7	$130	$194	$3	$812	$6,165	$7,327

(a)	Financing receivable amounts are classified based on the location or nature of the related obligor.
(b)
Substantially all relates to non-sovereign obligors. Includes residential mortgage loans of approximately $30.1 billion before consideration of purchased credit protection. We have third-party mortgage insurance for less than 10% of these residential mortgage loans, which were primarily originated in France and the U.K.

(c)	Investments and derivatives are classified based on the location of the parent of the obligor or issuer.
(d)
Includes $0.8 billion related to financial institutions, $0.3 billion related to non-financial institutions and $1.6 billion related to sovereign issuers. Sovereign issuances totaled $0.1 billion and $0.1 billion related to Italy and Hungary, respectively. We held no investments issued by sovereign entities in the other focus countries.

(e)	Substantially all is non-sovereign.
(f)	Net of cash collateral; entire amount is non-sovereign.
(g)
These assets are held under long-term investment and operating strategies, and our ELTO strategies contemplate an ability to redeploy assets under lease should default by the lessee occur. The values of these assets could be subject to decline or impairment in the current environment.

(h)
Excludes $39.7 billion of cash and equivalents, which is composed of $22.6 billion of cash on short-term placement with highly rated global financial institutions based in Europe, sovereign central banks and agencies or supranational entities, of which $1.4 billion is in focus countries, and $17.1 billion of cash and equivalents placed with highly rated European financial institutions on a short-term basis, secured by U.S. Treasury securities ($9.0 billion) and sovereign bonds of non-focus countries ($8.1 billion), where the value of our collateral exceeds the amount of our cash exposure.

(i)
Rest of Europe included $2.0 billion and $0.2 billion of exposure for Russia and Ukraine, respectively, substantially all ELTO and financing receivables related to commercial aircraft in our GECAS portfolio.

(j)	Includes ordinary course of business lending commitments, commercial and consumer unused revolving credit lines, inventory financing arrangements and investment commitments.

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

(64)

Other

Recent developments in Venezuela have created uncertainty related to the determination of the appropriate exchange rate for remeasurement of bolivar-denominated monetary assets and liabilities into US dollars. Two alternative exchange rate mechanisms have been introduced (SICAD1 and SICAD2) in addition to the official exchange rate mechanism maintained by the government of Venezuela, which we currently use to remeasure our bolivar-denominated net monetary assets. The government also administers these new exchange rate mechanisms but has permitted only limited transaction volumes to date. We continue to monitor the evolving situation in Venezuela and, in future reporting periods, will reevaluate the determination of the appropriate exchange rate for remeasurement in light of current developments related to these alternative exchange rate mechanisms. Net monetary assets subject to remeasurement were approximately $120 million at March 31, 2014.

In light of recent events involving Russia and Ukraine, we continue to monitor the economic and operating environment in these regions closely. We conduct operations in both Russia and Ukraine; however, we currently derive less than 1% of our consolidated revenues from the two countries. While we consider Russia to be a key growth market for us, our operations in Russia and Ukraine are not significant in relation to our consolidated results of operations or financial position.

REGULATIONS AND SUPERVISION

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

GE is also subject to the Volcker Rule, which U.S. regulators finalized on December 10, 2013. The rule prohibits companies that are affiliated with U.S. insured depository institutions from engaging in “proprietary trading” or acquiring or retaining ownership interest in, or sponsoring or engaging in certain transactions with, a “hedge fund” or a “private equity fund.” Proprietary trading and fund investing, as prohibited by the rule, are not core activities for GE, but GE is assessing the full impact of the rule, in anticipation of full conformance with the rule, as required by July 21, 2015.

In July 2013, the FRB finalized regulations to revise and replace its current rules on capital adequacy and to extend capital regulations to savings and loan holding companies like GECC. Under the final rules, the standardized approach for calculating capital could apply to GECC, in its capacity as a savings and loan holding company, as early as January 1, 2015. However, that timing could change once nonbank SIFI rules are finalized. GECC will ultimately also become subject to the Basel III advanced capital rules that will be applicable to institutions with $250 billion or more in assets. Initial actions required for compliance with the advanced capital rules, including building out the necessary systems and models, will begin once GECC is subject to regulatory capital rules. However, full implementation will take several years to complete.

The FRB has also indicated that they will require nonbank SIFIs to submit annual capital plans for review, including institutions’ plans to make capital distributions, such as dividend payments. The applicability and timing of this requirement to GECC is not yet determined. While GECC is not yet subject to this regulation, GECC’s capital allocation planning remains subject to FRB review as a savings and loan holding company.

(65)

GECC undertakes an annual review of its capital adequacy prior to establishing a plan for dividends to its parent, GE. This review is based on a forward-looking assessment of GECC’s material enterprise risks and involves the consideration of a number of factors. This analysis also includes an assessment of GECC’s capital and liquidity levels, as well as incorporating risk management and governance considerations. The most recent capital adequacy review was approved by the GECC board of directors and the GE Board of Directors Risk Committee in 2014. While a savings and loan holding company and nonbank SIFI like GECC is currently not required to obtain FRB approval to pay a dividend, it may not, under FRB regulations, conduct its operations in an unsafe or unsound manner. The FRB has articulated factors that it expects boards of directors of bank holding companies and savings and loan holding companies to consider in determining whether to pay a dividend.

The company is making the following disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934.

GE Money Bank, Czech Republic (GEMB CZ) is a full-service retail bank in the Czech Republic and a subsidiary of General Electric Capital Corporation. GEMB CZ maintains a $7.5 million line of credit and three cash accounts for DF DeutscheForfait s.r.o., a Czech company (DF Sub), which purchases receivables from imports and exports in Central and Eastern Europe. DF Sub is a subsidiary of DF Deutsche Forfait AG, a German company (DF Parent). On February 6, 2014, DF Parent was added to the specially designated nationals and blocked persons (SDN List) of the Office of Foreign Assets Control (OFAC) pursuant to E.O. 13382. The accounts at GEMB CZ for DF Sub pre-date this designation. Following the designation, GEMB CZ terminated its relationship with DF Sub. We believe that the transactions with DF Sub were permissible and do not violate U.S. law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no significant changes to our market risk since December 31, 2013. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2014, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

There are 14 lawsuits relating to pending mortgage loan repurchase claims in which WMC, our U.S. mortgage business that we sold in 2007, is a party. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. While the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase) and/or monetary damages. Beginning in the fourth quarter 2013, WMC entered into settlements that reduced its exposure on claims asserted in certain securitizations, and the claim amounts reported herein reflect the effect of these settlements.

(66)

Five WMC cases are pending in the United States District Court for the District of Connecticut. Four of these cases were initiated in 2012, and one was initiated in the third quarter 2013. Deutsche Bank National Trust Company (Deutsche Bank) is the adverse party in four cases, and Law Debenture Trust Company of New York (Law Debenture) is the adverse party in one case. The Deutsche Bank complaints assert claims on approximately $2,800 million of mortgage loans and seek to recover damages in excess of approximately $1,800 million. The Law Debenture complaint asserts claims on approximately $800 million of mortgage loans, and alleges losses on these loans in excess of approximately $425 million. On March 31, 2014, the District Court denied WMC’s motions to dismiss these cases.

Four WMC cases are pending in the United States District Court for the District of Minnesota against US Bank National Association (US Bank), one of which was initiated by WMC seeking declaratory judgment. Three of these cases were filed in 2012, and one was filed in 2011. The Minnesota cases involve claims on approximately $800 million of mortgage loans and do not specify the amount of damages sought. In September 2013, the District Court granted in part and denied in part WMC’s motions to dismiss or for summary judgment in these cases.

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

Two cases are pending against WMC in the United States District Court for the Southern District of New York. One case, in which the plaintiff is BNY, was filed in the third quarter 2012. In the second quarter 2013, BNY filed an amended complaint in which it asserts claims on approximately $900 million of mortgage loans, and seeks to recover damages in excess of $378 million. In September 2013, the District Court denied WMC’s motion to dismiss. The second case was initiated by the Federal Housing Finance Agency (FHFA), which filed a summons with notice in the fourth quarter 2012. In the second quarter 2013, Deutsche Bank, in its role as securitization trustee of the trust at issue in the case, intervened as a plaintiff and filed a complaint relating to approximately $1,300 million of loans and alleging losses in excess of approximately $100 million. In December 2013, the District Court issued an order denying WMC’s motion to dismiss.

The amounts of the claims at issue in these cases (discussed above) reflect the purchase price or unpaid principal balances of the mortgage loans at issue at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. All of the mortgage loans involved in these lawsuits are included in WMC’s reported claims at March 31, 2014.

(67)

ITEM 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

						Approximate
						dollar value
				Total number		of shares that
				of shares		may yet be
				purchased		purchased
				as part of		under our
	Total number		Average	our share		share
	of shares		price paid	repurchase		repurchase
Period(a)	purchased	(a)(b)	per share	program	(a)(c)	program
(Shares in thousands)

2014
January	35,619		$25.96	35,548
February	8,729		$24.97	8,667
March	2,604		$25.61	2,543
Total	46,952		$25.76	46,758		$11.1	billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.
(b)	This category includes 194 thousand shares repurchased from our various benefit plans.
(c)
Shares are repurchased through the 2007 GE Share Repurchase Program (the Program). As of December 31, 2013, we were authorized to repurchase up to $35 billion of our common stock through 2015 and we had repurchased a total of approximately $22.7 billion under the Program. The Program is flexible and shares are acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public.

(68)

ITEM 6. Exhibits.

Exhibit 10(a)	Form of Agreement for Annual Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan, as amended February 7, 2014.
Exhibit 10(b)	Form of Agreement for Periodic Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan, as amended February 7, 2014.
Exhibit 11 Exhibit 12	Computation of Per Share Earnings.* Computation of Ratio of Earnings to Fixed Charges.
Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.
Exhibit 99(a)	Financial Measures That Supplement Generally Accepted Accounting Principles.
Exhibit 99(b)
Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12 to General Electric Capital Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (Commission file number 001-06461)).

Exhibit 101
The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three months ended March 31, 2014 and 2013, (ii) Condensed, Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) Condensed, Consolidated Statement of Changes in Shareowners’ Equity for the three months ended March 31, 2014 and 2013, (iv) Condensed Statement of Financial Position at March 31, 2014 and December 31, 2013, (v) Condensed Statement of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Notes to Condensed, Consolidated Financial Statements.

*
Data required by Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share, is provided in Note 13 to the Condensed, Consolidated Financial Statements in this Report.

(69)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
May 9, 2014	/s/ Jan R. Hauser
Date	Jan R. Hauser Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(70)