Form 10-Q
period 2014-07-31
GENERAL ELECTRIC CO
filed 2014-07-31
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014 OR

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

There were 10,033,903,754 shares of common stock with a par value of $0.06 per share outstanding at June 30, 2014.

(1)

General Electric Company

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Statement of Earnings	4
Condensed, Consolidated Statement of Comprehensive Income	6
Condensed, Consolidated Statement of Changes in Shareowners’ Equity	6
Condensed Statement of Financial Position	7
Condensed Statement of Cash Flows	8
Notes to Condensed, Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	51
Item 3. Quantitative and Qualitative Disclosures About Market Risk	77
Item 4. Controls and Procedures	77

PART II - OTHER INFORMATION
Item 1. Legal Proceedings Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers Item 6. Exhibits Signatures	78 79 80 81

(2)

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” or “target.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; potential market disruptions or other impacts arising in the United States or Europe from developments in sovereign debt situations; the impact of conditions in the financial and credit markets on the availability and cost of General Electric Capital Corporation’s (GECC) funding and on our ability to reduce GECC’s asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; pending and future mortgage securitization claims and litigation in connection with WMC, which may affect our estimates of liability, including possible loss estimates; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the adequacy of our cash flows and earnings and other conditions which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels; GECC’s ability to pay dividends to GE at the planned level, which may be affected by GECC's cash flows and earnings, financial services regulation and oversight, and other factors; our ability to convert pre-order commitments/wins into orders; the price we realize on orders since commitments/wins are stated at list prices; the level of demand and financial performance of the major industries we serve, including, without limitation, air and rail transportation, power generation, oil and gas production, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation; our capital allocation plans, as such plans may change including with respect to the timing and size of share repurchases, acquisitions, joint ventures, dispositions and other strategic actions; our success in completing announced transactions and integrating acquired businesses; adverse market conditions, timing of and ability to obtain required bank regulatory approvals, or other factors relating to us or Synchrony Financial could prevent us from completing the Synchrony IPO and split-off as planned; our ability to complete the proposed transactions and alliances with Alstom and realize anticipated earnings and savings; the impact of potential information technology or data security breaches; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.

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

(3)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

General Electric Company and consolidated affiliates
Condensed Statement of Earnings
(Unaudited)

	Three months ended June 30
	Consolidated		GE(a)		Financial Services (GECC)
(In millions, except share amounts)	2014	2013	2014	2013	2014	2013

Revenues and other income
Sales of goods	$18,229	$17,261	$18,265	$17,299	$34	$31
Sales of services	7,869	7,241	7,961	7,324	–	–
Other income	338	104	292	2	–	–
GECC earnings from continuing operations	–	–	1,864	1,924	–	–
GECC revenues from services (Note 12)	9,797	10,453	–	–	10,213	10,885
Total revenues and other income	36,233	35,059	28,382	26,549	10,247	10,916

Costs and expenses
Cost of goods sold	14,655	13,867	14,693	13,910	31	25
Cost of services sold	5,351	4,624	5,443	4,707	–	–
Interest and other financial charges	2,345	2,600	400	326	2,071	2,388
Investment contracts, insurance losses and
insurance annuity benefits	658	687	–	–	698	728
Provision for losses on financing receivables	968	1,010	–	–	968	1,010
Other costs and expenses	8,477	8,538	3,861	3,903	4,821	4,811
Total costs and expenses	32,454	31,326	24,397	22,846	8,589	8,962

Earnings from continuing operations
before income taxes	3,779	3,733	3,985	3,703	1,658	1,954
Benefit (provision) for income taxes	(193)	(310)	(409)	(297)	216	(13)
Earnings from continuing operations	3,586	3,423	3,576	3,406	1,874	1,941
Earnings (loss) from discontinued operations,
net of taxes	(41)	(124)	(41)	(124)	(36)	(123)
Net earnings	3,545	3,299	3,535	3,282	1,838	1,818
Less net earnings (loss) attributable
to noncontrolling interests	–	166	(10)	149	10	17
Net earnings attributable to the Company	3,545	3,133	3,545	3,133	1,828	1,801
Preferred stock dividends declared	–	–	–	–	(161)	(135)
Net earnings attributable to GE common
shareowners	$3,545	$3,133	$3,545	$3,133	$1,667	$1,666

Amounts attributable to GE common shareowners:
Earnings from continuing operations	$3,586	3,423	3,576	3,406	1,874	1,941
Less net earnings (loss) attributable to noncontrolling interests	–	166	(10)	149	10	17
Earnings from continuing operations attributable
to the Company	3,586	3,257	3,586	3,257	1,864	1,924
GECC preferred stock dividends declared	–	–	–	–	(161)	(135)
Earnings from continuing operations attributable
to GE common shareowners	3,586	3,257	3,586	3,257	1,703	1,789
Earnings (loss) from discontinued operations,
net of taxes	(41)	(124)	(41)	(124)	(36)	(123)
Net earnings attributable to GE common shareowners	$3,545	$3,133	$3,545	$3,133	$1,667	$1,666

Per-share amounts
Earnings from continuing operations
Diluted earnings per share	$0.35	$0.31
Basic earnings per share	$0.36	$0.32

Net earnings
Diluted earnings per share	$0.35	$0.30
Basic earnings per share	$0.35	$0.30

Dividends declared per common share	$0.22	$0.19

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis.

See Note 3 for other-than-temporary impairment amounts.

See accompanying notes. Separate information is shown for "GE" and "Financial Services (GECC)." Transactions between GE and GECC have been eliminated from the "Consolidated" columns.

(4)

General Electric Company and consolidated affiliates
Condensed Statement of Earnings
(Unaudited)
	Six months ended June 30
	Consolidated		GE(a)		Financial Services (GECC)
(In millions, except share amounts)	2014	2013	2014	2013	2014	2013

Revenues and other income
Sales of goods	$35,170	$32,935	$35,253	$32,976	$61	$57
Sales of services	14,778	13,754	14,984	13,950	–	–
Other income	534	1,719	453	1,622	–	–
GECC earnings from continuing operations	–	–	3,797	3,862	–	–
GECC revenues from services (Note 12)	19,929	21,594	–	–	20,701	22,327
Total revenues and other income	70,411	70,002	54,487	52,410	20,762	22,384

Costs and expenses
Cost of goods sold	28,368	26,733	28,455	26,784	56	46
Cost of services sold	10,160	9,073	10,366	9,269	–	–
Interest and other financial charges	4,759	5,203	765	650	4,232	4,770
Investment contracts, insurance losses and
insurance annuity benefits	1,278	1,350	–	–	1,341	1,417
Provision for losses on financing receivables	1,938	2,467	–	–	1,938	2,467
Other costs and expenses	16,673	17,304	7,669	7,960	9,395	9,697
Total costs and expenses	63,176	62,130	47,255	44,663	16,962	18,397

Earnings from continuing operations
before income taxes	7,235	7,872	7,232	7,747	3,800	3,987
Benefit (provision) for income taxes	(709)	(818)	(727)	(721)	18	(97)
Earnings from continuing operations	6,526	7,054	6,505	7,026	3,818	3,890
Earnings (loss) from discontinued operations,
net of taxes	(29)	(244)	(29)	(244)	(24)	(243)
Net earnings	6,497	6,810	6,476	6,782	3,794	3,647
Less net earnings (loss) attributable
to noncontrolling interests	(47)	150	(68)	122	21	28
Net earnings attributable to the Company	$6,544	$6,660	$6,544	$6,660	$3,773	$3,619
Preferred stock dividends declared	–	–	–	–	(161)	(135)
Net earnings attributable to GE common
shareowners	$6,544	$6,660	$6,544	$6,660	$3,612	$3,484

Amounts attributable to GE common shareowners:
Earnings from continuing operations	$6,526	$7,054	$6,505	$7,026	$3,818	$3,890
Less net earnings (loss) attributable to noncontrolling interests	(47)	150	(68)	122	21	28
Earnings from continuing operations attributable
to the Company	6,573	6,904	6,573	6,904	3,797	3,862
GECC preferred stock dividends declared	–	–	–	–	(161)	(135)
Earnings from continuing operations attributable
to GE common shareowners	6,573	6,904	6,573	6,904	3,636	3,727
Earnings (loss) from discontinued operations,
net of taxes	(29)	(244)	(29)	(244)	(24)	(243)
Net earnings attributable to GE common shareowners	$6,544	$6,660	$6,544	$6,660	$3,612	$3,484

Per-share amounts
Earnings from continuing operations
Diluted earnings per share	$0.65	$0.66
Basic earnings per share	$0.65	$0.67

Net earnings
Diluted earnings per share	$0.65	$0.64
Basic earnings per share	$0.65	$0.65

Dividends declared per common share	$0.44	$0.38

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis.

See Note 3 for other-than-temporary impairment amounts.

See accompanying notes. Separate information is shown for “GE” and “Financial Services (GECC).” Transactions between GE and GECC have been eliminated from the “Consolidated” columns.

(5)

General Electric Company and consolidated affiliates
Condensed, Consolidated Statement of Comprehensive Income
(Unaudited)

	Three months ended June 30		Six months ended June 30
(In millions)	2014	2013	2014	2013

Net earnings	$3,545	$3,299	$6,497	$6,810
Less net earnings (loss) attributable to
noncontrolling interests	-	166	(47)	150
Net earnings attributable to the Company	$3,545	$3,133	$6,544	$6,660

Other comprehensive income (loss)
Investment securities	$277	$(600)	$734	$(532)
Currency translation adjustments	(108)	373	(59)	(86)
Cash flow hedges	13	191	81	293
Benefit plans	518	1,208	1,213	2,061
Other comprehensive income (loss)	700	1,172	1,969	1,736
Less other comprehensive income (loss) attributable to
noncontrolling interests	9	(29)	7	(31)
Other comprehensive income (loss) attributable to the Company	$691	$1,201	$1,962	$1,767

Comprehensive income	$4,245	$4,471	$8,466	$8,546
Less comprehensive income (loss) attributable to
noncontrolling interests	9	137	(40)	119
Comprehensive income attributable to the Company	$4,236	$4,334	$8,506	$8,427

Amounts presented net of taxes. See Note 11 for further information about other comprehensive income and noncontrolling interests.

See accompanying notes.

General Electric Company and consolidated affiliates
Condensed, Consolidated Statement of Changes in Shareowners' Equity
(Unaudited)

	Six months ended June 30
(In millions)	2014	2013

GE shareowners' equity balance at January 1	$130,566	$123,026
Increases from net earnings attributable to the Company	6,544	6,660
Dividends and other transactions with shareowners	(4,421)	(3,915)
Other comprehensive income (loss) attributable to the Company	1,962	1,767
Net sales (purchases) of shares for treasury	(673)	(4,931)
Changes in other capital	35	(98)
Ending balance at June 30	134,013	122,509
Noncontrolling interests	6,054	6,302
Total equity balance at June 30	$140,067	$128,811

See Note 11 for further information about changes in shareowners’ equity.

See accompanying notes.

(6)

General Electric Company and consolidated affiliates
Condensed Statement of Financial Position
	Consolidated		GE(a)		Financial Services (GECC)
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(In millions, except share amounts)	2014	2013	2014	2013	2014	2013
	(Unaudited)		(Unaudited)		(Unaudited)
Assets
Cash and equivalents	$86,570	$88,555	$10,235	$13,682	$76,335	$74,873
Investment securities (Note 3)	46,754	43,981	258	323	46,500	43,662
Current receivables	21,432	21,388	11,332	10,970	-	-
Inventories (Note 4)	19,706	17,325	19,644	17,257	62	68
Financing receivables – net (Note 5 and 18)	231,084	241,940	-	-	241,696	253,029
Other GECC receivables	9,208	9,114	-	-	16,102	16,513
Property, plant and equipment – net (Note 6)	67,900	68,827	17,559	17,574	50,704	51,607
Investment in GECC	-	-	80,848	77,745	-	-
Goodwill (Note 7)	79,017	77,648	52,970	51,453	26,047	26,195
Other intangible assets – net (Note 7)	14,798	14,310	13,518	13,180	1,285	1,136
All other assets	70,627	70,808	25,057	23,708	46,073	47,366
Assets of businesses held for sale (Note 2)	3,294	50	-	-	3,294	50
Assets of discontinued operations (Note 2)	1,479	2,339	9	9	1,470	2,330
Total assets(b)	$651,869	$656,285	$231,430	$225,901	$509,568	$516,829

Liabilities and equity
Short-term borrowings (Note 8)	$73,531	$77,890	$1,971	$1,841	$72,275	$77,298
Accounts payable, principally trade accounts	17,561	16,471	16,334	16,353	7,669	6,549
Progress collections and price adjustments accrued	12,616	13,125	12,630	13,152	-	-
Dividends payable	2,208	2,220	2,208	2,220	-	-
Other GE current liabilities	12,626	13,381	12,625	13,381	-	-
Non-recourse borrowings of consolidated
securitization entities (Note 8)	30,201	30,124	-	-	30,201	30,124
Bank deposits (Note 8)	58,140	53,361	-	-	58,140	53,361
Long-term borrowings (Note 8)	216,845	221,665	14,581	11,515	202,366	210,279
Investment contracts, insurance liabilities
and insurance annuity benefits	27,365	26,544	-	-	27,908	26,979
All other liabilities	59,222	61,057	40,710	40,955	18,978	20,531
Deferred income taxes	96	(275)	(4,544)	(5,061)	4,640	4,786
Liabilities of businesses held for sale (Note 2)	289	6	-	-	289	6
Liabilities of discontinued operations (Note 2)	1,102	3,933	148	143	954	3,790
Total liabilities(b)	511,802	519,502	96,663	94,499	423,420	433,703

GECC preferred stock (50,000 shares outstanding
at both June 30, 2014 and December 31, 2013)	-	-	-	-	-	-
Common stock (10,033,904,000 and 10,060,881,000
shares outstanding at June 30, 2014 and
December 31, 2013, respectively)	702	702	702	702	-	-
Accumulated other comprehensive income (loss) – net(c)
Investment securities	1,040	307	1,040	307	1,092	309
Currency translation adjustments	61	126	61	126	(656)	(687)
Cash flow hedges	(176)	(257)	(176)	(257)	(195)	(293)
Benefit plans	(8,083)	(9,296)	(8,083)	(9,296)	(371)	(363)
Other capital	32,529	32,494	32,529	32,494	32,567	32,563
Retained earnings	151,174	149,051	151,174	149,051	53,361	51,165
Less common stock held in treasury	(43,234)	(42,561)	(43,234)	(42,561)	-	-

Total GE shareowners’ equity	134,013	130,566	134,013	130,566	85,798	82,694
Noncontrolling interests(d) (Note 11)	6,054	6,217	754	836	350	432
Total equity	140,067	136,783	134,767	131,402	86,148	83,126

Total liabilities and equity	$651,869	$656,285	$231,430	$225,901	$509,568	$516,829

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis.

(b)
Our consolidated assets at June 30, 2014 included total assets of $49,501 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets included net financing receivables of $42,949 million and investment securities of $3,722 million. Our consolidated liabilities at June 30, 2014 included liabilities of certain VIEs for which the VIE creditors do not have recourse to GE. These liabilities included non-recourse borrowings of consolidated securitization entities (CSEs) of $28,651 million. See Note 16.

(c)	The sum of accumulated other comprehensive income (loss) (AOCI) attributable to the Company was $(7,158) million and $(9,120) million at June 30, 2014 and December 31, 2013, respectively.

(d)	Included AOCI attributable to noncontrolling interests of $(171) million and $(180) million at June 30, 2014 and December 31, 2013, respectively.

See accompanying notes. Separate information is shown for "GE" and "Financial Services (GECC)." Transactions between GE and GECC have been eliminated from the "Consolidated" columns.

(7)

General Electric Company and consolidated affiliates
Condensed Statement of Cash Flows
Six months ended June 30 (Unaudited)
Consolidated			GE(a)		Financial Services (GECC)
(In millions)	2014	2013	2014	2013	2014	2013

Cash flows – operating activities
Net earnings	$6,497	$6,810	$6,476	$6,782	$3,794	$3,647
Less net earnings (loss) attributable to noncontrolling interests	(47)	150	(68)	122	21	28
Net earnings attributable to the Company	6,544	6,660	6,544	6,660	3,773	3,619
(Earnings) loss from discontinued operations	29	244	29	244	24	243
Adjustments to reconcile net earnings attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property,
plant and equipment	4,501	4,575	1,291	1,172	3,210	3,403
Earnings from continuing operations retained by GECC(b)	-	-	(2,381)	(1,915)	-	-
Deferred income taxes	(2,777)	(1,776)	(547)	(2,337)	(2,230)	561
Decrease (increase) in GE current receivables	24	223	(310)	(1,234)	-	-
Decrease (increase) in inventories	(2,328)	(1,452)	(2,327)	(1,414)	14	(9)
Increase (decrease) in accounts payable	1,828	869	977	448	1,278	647
Increase (decrease) in GE progress collections	(520)	1,695	(533)	1,695	-	-
Provision for losses on GECC financing receivables	1,938	2,467	-	-	1,938	2,467
All other operating activities	1,116	(1,420)	628	378	390	(2,185)
Cash from (used for) operating activities – continuing
operations	10,355	12,085	3,371	3,697	8,397	8,746
Cash from (used for) operating activities – discontinued
operations	(145)	(154)	(1)	(2)	(144)	(152)
Cash from (used for) operating activities	10,210	11,931	3,370	3,695	8,253	8,594

Cash flows – investing activities
Additions to property, plant and equipment	(6,864)	(7,217)	(2,022)	(1,832)	(5,008)	(5,480)
Dispositions of property, plant and equipment	3,155	2,560	-	-	3,177	2,560
Net decrease (increase) in GECC financing receivables	2,888	5,579	-	-	3,384	6,933
Proceeds from sale of discontinued operations	232	-	-	-	232	-
Proceeds from principal business dispositions	549	1,013	521	260	-	753
Proceeds from sale of equity interest in NBCU LLC	-	16,699	-	16,699	-	-
Net cash from (payments for) principal businesses
purchased	(2,066)	6,187	(2,066)	(197)	-	6,384
All other investing activities	1,930	12,044	(5)	(351)	2,697	12,260
Cash from (used for) investing activities – continuing
operations	(176)	36,865	(3,572)	14,579	4,482	23,410
Cash from (used for) investing activities – discontinued
operations	58	80	1	2	57	78
Cash from (used for) investing activities	(118)	36,945	(3,571)	14,581	4,539	23,488

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	(3,852)	(7,168)	(432)	28	(4,503)	(6,815)
Net increase (decrease) in bank deposits	4,988	(4,513)	-	-	4,988	(4,513)
Newly issued debt (maturities longer than 90 days)	19,216	30,484	3,043	38	16,173	30,450
Repayments and other reductions (maturities longer
than 90 days)	(26,803)	(46,621)	(135)	(5,032)	(26,668)	(41,589)
Proceeds from issuance of GECC preferred stock	-	990	-	-	-	990
Net dispositions (purchases) of GE shares for treasury	(1,381)	(5,600)	(1,381)	(5,600)	-	-
Dividends paid to shareowners	(4,432)	(3,955)	(4,432)	(3,955)	(1,577)	(2,082)
All other financing activities	(96)	(456)	93	(17)	(28)	(304)
Cash from (used for) financing activities – continuing
operations	(12,360)	(36,839)	(3,244)	(14,538)	(11,615)	(23,863)
Cash from (used for) financing activities – discontinued
operations	(6)	21	-	-	(6)	21
Cash from (used for) financing activities	(12,366)	(36,818)	(3,244)	(14,538)	(11,621)	(23,842)
Effect of currency exchange rate changes on cash
and equivalents	196	(711)	(2)	(53)	198	(658)
Increase (decrease) in cash and equivalents	(2,078)	11,347	(3,447)	3,685	1,369	7,582
Cash and equivalents at beginning of year	88,787	77,459	13,682	15,509	75,105	62,044
Cash and equivalents at June 30	86,709	88,806	10,235	19,194	76,474	69,626
Less cash and equivalents of discontinued operations
at June 30	139	138	-	-	139	138
Cash and equivalents of continuing operations
at June 30	$86,570	$88,668	$10,235	$19,194	$76,335	$69,488

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis.

(b)	Represents GECC earnings from continuing operations attributable to the Company, net of GECC dividends paid to GE.

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

(9)

In the second quarter of 2014, the Company elected to early adopt ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for reporting discontinued operations. To be classified as a discontinued operation, the disposal of a component or group of components must represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The ASU also expands the disclosure requirements for those transactions that meet the new criteria to be classified as discontinued operations. The revised accounting guidance applies prospectively to all disposals (or classifications as held for sale) of components of an entity and for businesses that, upon acquisition, are classified as held for sale on or after adoption. Early adoption is permitted for disposals (or classifications as held for sale) that have not been previously reported in financial statements. The effects of applying the revised guidance will vary based upon the nature and size of future disposal transactions. It is expected that fewer disposal transactions will meet the new criteria to be reported as discontinued operations.

2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities of Businesses Held for Sale

In the second quarter of 2014, we committed to sell GE Money Bank AB, our consumer finance business in Sweden, Denmark and Norway (GEMB-Nordic) with assets of $3,248 million and liabilities of $287 million.

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

Financial Information for Assets and Liabilities of Businesses Held for Sale

(In millions)	June 30, 2014	December 31, 2013

Assets
Cash and equivalents	$90	$5
Financing receivables – net	2,842	-
Goodwill	284	24
Other	78	21
Assets of businesses held for sale	$3,294	$50

Liabilities
Short-term borrowings	$235	$-
Other	54	6
Liabilities of businesses held for sale	$289	$6

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

In the first quarter of 2013, as a result of the transactions, we recognized pre-tax gains of $1,096 million ($825 million after tax) on the sale of our 49% common equity interest in NBCU LLC and $921 million ($564 million after tax) on the sale of GECC’s real estate properties.

(10)

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

Financial Information for Discontinued Operations

	Three months ended June 30		Six months ended June 30
(In millions)	2014	2013	2014	2013

Operations
Total revenues and other income (loss)	$(40)	$107	$(11)	$161

Earnings (loss) from discontinued operations
before income taxes	$(55)	$(34)	$(69)	$(176)
Benefit (provision) for income taxes	18	22	25	146
Earnings (loss) from discontinued operations,
net of taxes	$(37)	$(12)	$(44)	$(30)

Disposal
Gain (loss) on disposal before income taxes	$(4)	$(95)	$14	$(282)
Benefit (provision) for income taxes	-	(17)	1	68
Gain (loss) on disposal, net of taxes	$(4)	$(112)	$15	$(214)

Earnings (loss) from discontinued operations,
net of taxes(a)	$(41)	$(124)	$(29)	$(244)

(a)
The sum of GE industrial earnings (loss) from discontinued operations, net of taxes, and GECC earnings (loss) from discontinued operations, net of taxes, is reported as GE earnings (loss) from discontinued operations, net of taxes, on the Condensed Statement of Earnings.

(In millions)	June 30, 2014	December 31, 2013

Assets
Cash and equivalents	$139	$232
Financing receivables – net	1	711
Other	1,339	1,396
Assets of discontinued operations	$1,479	$2,339

Liabilities
Deferred income taxes	$119	$248
Other	983	3,685
Liabilities of discontinued operations	$1,102	$3,933

Other assets at June 30, 2014 and December 31, 2013 primarily comprised a deferred tax asset for a loss carryforward, which expires principally in 2017 and in part in 2019, related to the sale of our GE Money Japan business.

GE Money Japan

During the third quarter of 2008, we completed the sale of GE Money Japan, which included our Japanese personal loan business. Under the terms of the sale, we reduced the proceeds from the sale for estimated refund claims in excess of the statutory interest rate. Proceeds from the sale were to be increased or decreased based on the actual claims experienced in accordance with loss-sharing terms specified in the sale agreement, with all claims in excess of 258 billion Japanese yen (approximately $3,000 million) remaining our responsibility. On February 26, 2014, we reached an agreement with the buyer to pay 175 billion Japanese yen (approximately $1,700 million) to extinguish this obligation. We have no remaining amount payable under the February 26, 2014 agreement as our reserve for refund claims of $1,836 million at December 31, 2013 was fully paid in the six months ended June 30, 2014.

(11)

GE Money Japan earnings (loss) from discontinued operations, net of taxes, were $(2) million and $(65) million in the three months ended June 30, 2014 and 2013, respectively, and $(3) million and $(116) million in the six months ended June 30, 2014 and 2013, respectively.

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

The remaining active claims have been brought by securitization trustees or administrators seeking recovery from WMC for alleged breaches of representations and warranties on mortgage loans that serve as collateral for residential mortgage-backed securities (RMBS). At June 30, 2014, such claims consisted of $3,759 million of individual claims generally submitted before the filing of a lawsuit (compared to $5,643 million at December 31, 2013) and $8,337 million of additional claims asserted against WMC in litigation without making a prior claim (Litigation Claims) (compared to $6,780 at December 31, 2013). The total amount of these claims, $12,096 million, reflects the purchase price or unpaid principal balances of the loans at the time of purchase and does not give effect to pay downs or potential recoveries based upon the underlying collateral, which in many cases are substantial, nor to accrued interest or fees. As of June 30, 2014, these amounts do not include approximately $1,000 million of repurchase claims relating to alleged breaches of representations that are not in litigation and that are beyond the applicable statute of limitations. WMC believes that repurchase claims brought based upon representations and warranties made more than six years before WMC was notified of the claim would be disallowed in legal proceedings under applicable statutes of limitations.

Reserves related to repurchase claims made against WMC were $549 million at June 30, 2014, reflecting a net decrease to reserves in the six months ended June 30, 2014 of $251 million due to settlement activity. The reserve estimate takes into account recent settlement activity that reduced WMC’s exposure on certain claims and is based upon WMC’s evaluation of the remaining exposures as a percentage of estimated mortgage loan losses within the pool of loans supporting each securitization.  Recent settlements reduced WMC’s exposure on claims asserted in certain securitizations and the claim amounts reported above give effect to these settlements.

Rollforward of the Reserve

	Three months ended June 30		Six months ended June 30
(In millions)	2014	2013	2014	2013

Balance, beginning of period	$550	$740	$800	$633
Provision	102	47	102	154
Claim resolutions / rescissions	(103)	-	(353)	-
Balance, end of period	$549	$787	$549	$787

Given the significant recent claim and related litigation activity and WMC’s continuing efforts to resolve the lawsuits involving claims made against WMC, it is difficult to assess whether future losses will be consistent with WMC’s past experience. Adverse changes to WMC’s assumptions supporting the reserve may result in an increase to these reserves. Taking into account both recent settlement activity and the potential variability of settlements, WMC estimates a range of reasonably possible loss from $0 to approximately $500 million over its recorded reserve at June 30, 2014. This estimate excludes any possible loss associated with an adverse court decision on the applicable statute of limitations, as WMC is unable at this time to develop such a meaningful estimate.

(12)

At June 30, 2014, there were 14 lawsuits involving claims made against WMC arising from alleged breaches of representations and warranties on mortgage loans included in 13 securitizations. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. Although the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase of defective mortgage loan) and/or money damages. Adverse court decisions, including in cases not involving WMC, could result in new claims and lawsuits on additional loans. However, WMC continues to believe that it has defenses to the claims asserted in litigation, including, for example, based on causation and materiality requirements and applicable statutes of limitations. It is not possible to predict the outcome or impact of these defenses and other factors, any of which could materially affect the amount of any loss ultimately incurred by WMC on these claims.

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

WMC revenues and other income (loss) from discontinued operations were $(39) million and $(47) million in the three months ended June 30, 2014 and 2013, respectively, and $(35) million and $(154) million in the six months ended June 30, 2014 and 2013, respectively. WMC earnings (loss) from discontinued operations, net of taxes, were $(30) million and $(33) million in the three months ended June 30, 2014 and 2013, respectively, and $(32) million and $(105) million in the six months ended June 30, 2014 and 2013, respectively.

Other Financial Services

In the fourth quarter of 2013, we announced the planned disposition of Consumer Russia and classified the business as discontinued operations. At that time, we recorded a $170 million loss on the planned disposal. We completed the sale in the first quarter of 2014 for proceeds of $232 million. Consumer Russia revenues and other income (loss) from discontinued operations were an insignificant amount and $64 million in the three months ended June 30, 2014 and 2013, respectively, and $24 million and $131 million in the six months ended June 30, 2014 and 2013, respectively. Consumer Russia earnings (loss) from discontinued operations, net of taxes, were $(1) million and $(2) million in the three months ended June 30, 2014 and 2013, respectively, and an insignificant amount (including a $4 million gain on disposal) and $(13) million in the six months ended June 30, 2014 and 2013, respectively.

In the first quarter of 2013, we announced the planned disposition of CLL Trailer Services and classified the business as discontinued operations. We completed the sale in the fourth quarter of 2013 for proceeds of $528 million. CLL Trailer Services had no revenues and other income (loss) from discontinued operations in the three months ended June 30, 2014 and $90 million of revenues and other income (loss) from discontinued operations in the three months ended 2013. CLL Trailer Services had $1 million and $183 million of revenues and other income (loss) from discontinued operations in the six months ended June 30, 2014 and 2013, respectively. CLL Trailer Services earnings (loss) from discontinued operations, net of taxes, were $(2) million and $(24) million in the three months ended June 30, 2014 and 2013, respectively, and $11 million and $(10) million (including a $98 million loss on disposal) in the six months ended June 30, 2014 and 2013, respectively.

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

	June 30, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

GE
Debt
U.S. corporate	$22	$7	$-	$29	$21	$14	$-	$35
Corporate – non-U.S.	13	-	(1)	12	13	-	(1)	12
Equity
Available-for-sale	305	9	(97)	217	302	9	(41)	270
Trading	-	-	-	-	6	-	-	6
	340	16	(98)	258	342	23	(42)	323

GECC
Debt
U.S. corporate	19,800	3,510	(91)	23,219	19,600	2,323	(217)	21,706
State and municipal	5,144	497	(96)	5,545	4,245	235	(191)	4,289
Residential mortgage-backed(a)	1,755	153	(30)	1,878	1,819	139	(48)	1,910
Commercial mortgage-backed	2,933	207	(42)	3,098	2,929	188	(82)	3,035
Asset-backed	7,685	33	(36)	7,682	7,373	60	(46)	7,387
Corporate – non-U.S.	1,666	179	(50)	1,795	1,741	103	(86)	1,758
Government – non-U.S.	2,011	118	(3)	2,126	2,336	81	(7)	2,410
U.S. government and federal
agency	698	50	(1)	747	752	45	(27)	770
Retained interests	60	13	-	73	64	8	-	72
Equity
Available-for-sale	215	71	(2)	284	203	51	(3)	251
Trading	53	-	-	53	74	-	-	74
	42,020	4,831	(351)	46,500	41,136	3,233	(707)	43,662

Eliminations	(4)	-	-	(4)	(4)	-	-	(4)
Total	$42,356	$4,847	$(449)	$46,754	$41,474	$3,256	$(749)	$43,981

(a)
Substantially collateralized by U.S. mortgages. At June 30, 2014, $1,238 million related to securities issued by government-sponsored entities and $640 million related to securities of private-label issuers. Securities issued by private-label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.

(14)

Estimated Fair Value and Gross Unrealized Losses of Available-for-Sale Investment Securities
	In loss position for
	Less than 12 months			12 months or more
			Gross		Gross
	Estimated		unrealized	Estimated	unrealized
(In millions)	fair value	(a)	losses(a)(b)	fair value	losses(b)

June 30, 2014
Debt
U.S. corporate	$234		$(4)	$1,523	$(87)
State and municipal	115		(2)	766	(94)
Residential mortgage-backed	47		(1)	471	(29)
Commercial mortgage-backed	5		-	931	(42)
Asset-backed	3		-	321	(36)
Corporate – non-U.S.	32		(1)	444	(50)
Government – non-U.S.	984		(3)	89	-
U.S. government and federal agency	-		-	255	(1)
Retained interests	7		-	1	-
Equity	229		(99)	-	-
Total	$1,656		$(110)	$4,801	$(339)	(c)

December 31, 2013
Debt
U.S. corporate	$2,170		$(122)	$598	$(95)
State and municipal	1,076		(82)	367	(109)
Residential mortgage-backed	232		(11)	430	(37)
Commercial mortgage-backed	396		(24)	780	(58)
Asset-backed	112		(2)	359	(44)
Corporate – non-U.S.	108		(4)	454	(83)
Government – non-U.S.	1,479		(6)	42	(1)
U.S. government and federal agency	229		(27)	254	-
Retained interests	2		-	-	-
Equity	253		(44)	-	-
Total	$6,057		$(322)	$3,284	$(427)

(a)
Includes the estimated fair value of and gross unrealized losses on Corporate-non-U.S. and Equity securities held by GE. At June 30, 2014, the estimated fair value of and gross unrealized losses on Corporate-non-U.S. securities were $12 million and $(1) million, respectively. The estimated fair value of and gross unrealized losses on Equity securities were $183 million and $(97) million, respectively. At December 31, 2013, the estimated fair value of and gross unrealized losses on Corporate-non-U.S. securities were $12 million and $(1) million, respectively. The estimated fair value of and gross unrealized losses on Equity securities were $222 million and $(41) million, respectively.

(b)	Included gross unrealized losses related to securities that had other-than-temporary impairments previously recognized of $(66) million at June 30, 2014.

(c)
The majority relate to debt securities held to support obligations to holders of GICs and more than 70% are debt securities that were considered to be investment-grade by the major rating agencies at June 30, 2014.

We regularly review investment securities for other-than-temporary impairment (OTTI) using both qualitative and quantitative criteria. For debt securities, our qualitative review considers our ability and intent to hold the security and the financial condition of and near-term prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Our quantitative review considers whether there has been an adverse change in expected future cash flows. Unrealized losses are not indicative of the amount of credit loss that would be recognized and at June 30, 2014 are primarily due to increases in market yields subsequent to our purchase of the securities. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell the vast majority of these securities before anticipated recovery of our amortized cost. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during the six months ended June 30, 2014 have not changed. For equity securities, we consider the duration and the severity of the unrealized loss. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future.

Our corporate debt portfolio comprises securities issued by public and private corporations in various industries, primarily in the U.S. Substantially all of our corporate debt securities are rated investment grade by the major rating agencies.

(15)

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans, of which substantially all are in a senior position in the capital structure of the deals, not other structured products such as collateralized debt obligations. Of the total RMBS held at June 30, 2014, $1,238 million and $640 million related to agency and non-agency securities, respectively.  Additionally, $337 million was related to residential subprime credit securities, primarily supporting our guaranteed investment contracts. Substantially all of the subprime exposure is related to securities backed by mortgage loans originated in 2006 and prior. A majority of subprime RMBS have been downgraded to below investment grade and are insured by Monoline insurers (Monolines). We continue to place partial reliance on Monolines with adequate capital and claims paying resources depending on the extent of the Monoline’s anticipated ability to cover expected credit losses.

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

Pre-tax, Other-Than-Temporary Impairments on Investment Securities

	Three months ended June 30		Six months ended June 30
(In millions)	2014	2013	2014	2013

Total pre-tax, OTTI recognized	$9	$159	$47	$461
Less pre-tax, OTTI recognized in AOCI	-	(19)	(4)	(30)
Pre-tax, OTTI recognized in earnings(a)	$9	$140	$43	$431

(a)
Included pre-tax, other-than-temporary impairments recorded in earnings related to equity securities of $2 million and an insignificant amount in the three months ended June 30, 2014 and 2013, respectively, and $3 million and $1 million in the six months ended June 30, 2014 and 2013, respectively.

Changes in Cumulative Credit Loss Impairments Recognized on Debt Securities Still Held

	Three months ended June 30		Six months ended June 30
(In millions)	2014	2013	2014	2013

Cumulative credit loss impairments recognized,
beginning of period	$1,171	$862	$1,193	$588
Credit loss impairments recognized on securities
not previously impaired	1	122	1	385
Incremental credit loss impairments recognized
on securities previously impaired	2	7	31	19
Less credit loss impairments previously
recognized on securities sold during the period	(3)	(46)	(54)	(47)
Cumulative credit loss impairments recognized,
end of period	$1,171	$945	$1,171	$945

(16)

Contractual Maturities of Investment in Available-for-Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)
	Amortized	Estimated
(In millions)	cost	fair value

Due
Within one year	$1,969	$1,981
After one year through five years	3,681	4,020
After five years through ten years	5,241	5,592
After ten years	18,463	21,880

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.
Gross Realized Gains and Losses on Available-for-Sale Investment Securities

	Three months ended June 30		Six months ended June 30
(In millions)	2014	2013	2014	2013

GE
Gains	$2	$-	$2	$1
Losses, including impairments	-	(7)	-	(20)
Net	2	(7)	2	(19)

GECC
Gains	43	123	62	185
Losses, including impairments	(9)	(139)	(45)	(417)
Net	34	(16)	17	(232)
Total	$36	$(23)	$19	$(251)

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

Proceeds from investment securities sales and early redemptions by issuers totaled $1,202 million and $2,551 million for the three and six months ended June 30, 2014, respectively, principally from sales of short-term government securities in our bank subsidiaries and Treasury operations and redemptions of non–U.S. corporate and asset-backed securities in our CLL business.

Proceeds from investment securities sales and early redemptions by issuers totaled $6,284 million and $13,938 million for the three and six months ended June 30, 2013, respectively, principally from the sale of Comcast guaranteed debt, sales of short-term securities in our bank subsidiaries and Treasury operations and redemptions of non–U.S. corporate and asset-backed securities in our CLL business.

We recognized pre-tax gains (losses) on trading securities of $1 million and $9 million in the three months ended June 30, 2014 and 2013, respectively, and $(4) million and $51 million in the six months ended June 30, 2014 and 2013, respectively.

(17)

4. INVENTORIES

(In millions)	June 30, 2014	December 31, 2013

Raw materials and work in process	$10,164	$10,220
Finished goods	8,845	6,794
Unbilled shipments	920	584
	19,929	17,598
Less revaluation to LIFO	(223)	(273)
Total	$19,706	$17,325

5. GECC FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

(In millions)	June 30, 2014	December 31, 2013

Loans, net of deferred income(a)	$220,929	$231,268
Investment in financing leases, net of deferred income	25,922	26,939
	246,851	258,207
Allowance for losses	(5,155)	(5,178)
Financing receivables – net(b)	$241,696	$253,029

(a)	Deferred income was $1,675 million and $2,013 million at June 30, 2014 and December 31, 2013, respectively.

(b)
Financing receivables at June 30, 2014 and December 31, 2013 included $391 million and $544 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination.

Financing Receivables by Portfolio and Allowance for Losses

During the first quarter of 2014, we combined our CLL Europe and CLL Asia portfolios into CLL International and we transferred our CLL Other portfolio to the CLL Americas portfolio. Prior-period amounts were reclassified to conform to the current-period presentation.

(In millions)	June 30, 2014	December 31, 2013

Commercial
CLL
Americas	$67,688	$69,036
International	45,555	47,431
Total CLL	113,243	116,467
Energy Financial Services	2,776	3,107
GE Capital Aviation Services (GECAS)	8,440	9,377
Other	138	318
Total Commercial	124,597	129,269

Real Estate	19,799	19,899

Consumer
Non-U.S. residential mortgages	29,594	30,501
Non-U.S. installment and revolving credit	10,782	13,677
U.S. installment and revolving credit	53,365	55,854
Non-U.S. auto	1,763	2,054
Other	6,951	6,953
Total Consumer	102,455	109,039
Total financing receivables	246,851	258,207
Allowance for losses	(5,155)	(5,178)
Total financing receivables – net	$241,696	$253,029

(18)

Allowance for Losses on Financing Receivables

		Provision
	Balance at	charged to		Gross		Balance at
(In millions)	January 1	operations	Other (a)	write-offs (b)	Recoveries (b)	June 30
2014
Commercial
CLL
Americas	$473	$139	$(1)	$(236)	$48	$423
International	505	75	(5)	(202)	54	427
Total CLL	978	214	(6)	(438)	102	850
Energy Financial Services	8	13	-	(2)	2	21
GECAS	17	11	-	(7)	-	21
Other	2	-	(2)	-	-	-
Total Commercial	1,005	238	(8)	(447)	104	892

Real Estate	192	(104)	1	(25)	98	162

Consumer
Non-U.S. residential mortgages	358	117	1	(81)	16	411
Non-U.S. installment and revolving credit	594	147	(71)	(393)	219	496
U.S. installment and revolving credit	2,823	1,420	18	(1,585)	277	2,953
Non-U.S. auto	56	73	2	(43)	26	114
Other	150	47	(17)	(82)	29	127
Total Consumer	3,981	1,804	(67)	(2,184)	567	4,101
Total	$5,178	$1,938	$(74)	$(2,656)	$769	$5,155

2013
Commercial
CLL
Americas	$496	$179	$(1)	$(252)	$58	$480
International	525	185	(6)	(351)	48	401
Total CLL	1,021	364	(7)	(603)	106	881
Energy Financial Services	9	(1)	-	-	-	8
GECAS	8	3	-	-	-	11
Other	3	-	-	(1)	-	2
Total Commercial	1,041	366	(7)	(604)	106	902

Real Estate	320	(19)	(3)	(65)	2	235

Consumer
Non-U.S. residential mortgages	480	126	(1)	(113)	25	517
Non-U.S. installment and revolving credit	582	228	(30)	(455)	282	607
U.S. installment and revolving credit	2,282	1,660	(50)	(1,464)	286	2,714
Non-U.S. auto	67	24	(5)	(62)	38	62
Other	172	82	9	(103)	35	195
Total Consumer	3,583	2,120	(77)	(2,197)	666	4,095
Total	$4,944	$2,467	$(87)	$(2,866)	$774	$5,232

(a)	Other primarily includes the effects of currency exchange and the 2014 reclassification of GEMB-Nordic to held for sale.

(b)
Net write-offs (gross write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as a result of losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

(19)

6. PROPERTY, PLANT AND EQUIPMENT

(In millions)	June 30, 2014	December 31, 2013

Original cost	$116,377	$116,469
Less accumulated depreciation and amortization	(48,477)	(47,642)
Property, plant and equipment – net	$67,900	$68,827

Consolidated depreciation and amortization was $2,226 million and $2,266 million in the three months ended June 30, 2014 and 2013, respectively, and $4,501 million and $4,575 million in the six months ended June 30, 2014 and 2013, respectively.

7. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions

On June 20, 2014, GE’s offer to acquire the Thermal, Renewables and Grid businesses of Alstom for $13.5 billion, net of $3.4 billion of assumed net cash in the businesses to be acquired, was positively recommended by Alstom’s board of directors.  In addition, GE, Alstom and the French Government signed a memorandum of understanding for the formation of three joint ventures in grid technology, renewable energy, and global nuclear and French steam power.  Alstom will invest $3.5 billion of cash in these joint ventures. The proposed transaction is subject to further reviews and approvals, including Alstom’s works councils and shareholder approval, as well as regulatory approvals. The transaction is targeted to close in 2015.

On June 2, 2014, we acquired Cameron’s Reciprocating Compression division for $550 million. The division provides reciprocating compression equipment and aftermarket services for oil and gas production, gas processing, gas distribution and independent power industries. The division is included in our Oil & Gas segment. The preliminary purchase price allocation resulted in goodwill of approximately $230 million and amortizable intangible assets of approximately $100 million. The allocation of the purchase price will be finalized upon completion of post-closing procedures.

In the first quarter of 2014, we acquired several businesses in our Healthcare segment. On February 12, 2014, we acquired API Healthcare (API) for $340 million in cash. API is a healthcare workforce management software and analytics solutions provider. The preliminary purchase price allocation resulted in goodwill of approximately $275 million and amortizable intangible assets of approximately $125 million. On March 21, 2014, we acquired certain Thermo Fisher Scientific Inc. life-science businesses for $1,065 million in cash. The primary business acquired, Hyclone, is a leading manufacturer of products used to support biopharmaceutical research and production. The preliminary purchase price allocation resulted in goodwill of approximately $710 million and amortizable intangible assets of approximately $300 million. The allocation of purchase prices will be finalized upon completion of post-closing procedures.

Goodwill
			Dispositions,
			currency
	Balance at		exchange	Balance at
(In millions)	January 1, 2014	Acquisitions	and other	June 30, 2014

Power & Water	$8,822	$-	$25	$8,847
Oil & Gas	10,516	251	78	10,845
Energy Management	4,748	-	44	4,792
Aviation	9,103	-	92	9,195
Healthcare	16,643	1,016	(3)	17,656
Transportation	1,012	1	(22)	991
Appliances & Lighting	606	-	1	607
GE Capital	26,195	-	(148)	26,047
Corporate	3	33	1	37
Total	$77,648	$1,301	$68	$79,017

Goodwill balances increased by $1,369 million in the six months ended June 30, 2014, primarily as a result of acquisitions at Healthcare and Oil & Gas and the result of currency exchange effects of a weaker U.S. dollar, partially offset by reclassification of goodwill associated with GEMB-Nordic to assets of businesses held for sale and dispositions.

(20)

Other Intangible Assets - Net

(In millions)	June 30, 2014	December 31, 2013

Intangible assets subject to amortization	$14,663	$14,150
Indefinite-lived intangible assets(a)	135	160
Total	$14,798	$14,310

(a)	Indefinite-lived intangible assets principally comprise trademarks and in-process research and development.

Intangible Assets Subject to Amortization

	June 30, 2014			December 31, 2013
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$8,571	$(2,510)	$6,061	$7,938	$(2,312)	$5,626
Patents and technology	6,865	(2,819)	4,046	6,602	(2,621)	3,981
Capitalized software	8,486	(5,249)	3,237	8,256	(5,252)	3,004
Trademarks	1,210	(271)	939	1,356	(295)	1,061
Lease valuations	644	(468)	176	703	(498)	205
Present value of future profits(a)	596	(596)	-	574	(574)	-
All other	521	(317)	204	632	(359)	273
Total	$26,893	$(12,230)	$14,663	$26,061	$(11,911)	$14,150

(a)
Balances at June 30, 2014 and December 31, 2013 reflect adjustments of $305 million and $322 million, respectively, to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.

Intangible assets subject to amortization increased $832 million in the six months ended June 30, 2014, primarily as a result of acquisitions at Healthcare and Oil & Gas, as well as the capitalization of new software across several business platforms.

Consolidated amortization expense related to intangible assets subject to amortization was $431 million and $429 million in the three months ended June 30, 2014 and 2013, respectively, and $851 million and $828 million in the six months ended June 30, 2014 and 2013, respectively.

(21)

8. BORROWINGS AND BANK DEPOSITS

(In millions)	June 30, 2014	December 31, 2013

Short-term borrowings
GE
Commercial paper	$350	$-
Payable to banks	730	346
Current portion of long-term borrowings	79	70
Other	812	1,425
Total GE short-term borrowings	1,971	1,841

GECC
Commercial paper
U.S.	21,965	24,877
Non-U.S.	3,049	4,168
Current portion of long-term borrowings(a)(b)	38,667	39,215
GE Interest Plus notes(c)	8,147	8,699
Other(b)	447	339
Total GECC short-term borrowings	72,275	77,298

Eliminations	(715)	(1,249)
Total short-term borrowings	$73,531	$77,890

Long-term borrowings
GE
Senior notes	$13,943	$10,968
Payable to banks	9	10
Other	629	537
Total GE long-term borrowings	14,581	11,515

GECC
Senior unsecured notes(a)(d)	180,382	186,433
Subordinated notes(e)	4,864	4,821
Subordinated debentures(f)	7,481	7,462
Other(b)	9,639	11,563
Total GECC long-term borrowings	202,366	210,279

Eliminations	(102)	(129)
Total long-term borrowings	$216,845	$221,665
Non-recourse borrowings of consolidated securitization entities(g)	$30,201	$30,124
Bank deposits(h)	$58,140	$53,361
Total borrowings and bank deposits	$378,717	$383,040

(a)
Included $473 million and $481 million of obligations to holders of GICs at June 30, 2014 and December 31, 2013, respectively. These obligations included conditions under which certain GIC holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3. The remaining outstanding GICs will continue to be subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GECC’s ratings, among other things.

(b)
Included $9,073 million and $9,468 million of funding secured by real estate, aircraft and other collateral at June 30, 2014 and December 31, 2013, respectively, of which $2,587 million and $2,868 million is non-recourse to GECC at June 30, 2014 and December 31, 2013, respectively.

(c)	Entirely variable denomination floating-rate demand notes.

(d)
Included $700 million of debt at both June 30, 2014 and December 31, 2013 raised by a funding entity related to Penske Truck Leasing Co., L.P. (PTL). GECC, as co-issuer and co-guarantor of the debt, reports this amount as borrowings in its financial statements. GECC has been indemnified by the other limited partners of PTL for their proportionate share of the debt obligation.

(e)	Included $300 million of subordinated notes guaranteed by GE at both June 30, 2014 and December 31, 2013.

(f)	Subordinated debentures receive rating agency equity credit.

(g)	Included $8,519 million and $9,047 million of current portion of long-term borrowings at June 30, 2014 and December 31, 2013, respectively. See Note 16.

(h)
Included $13,242 million and $13,614 million of deposits in non-U.S. banks at June 30, 2014 and December 31, 2013, respectively, and $21,058 million and $18,275 million of certificates of deposits with maturities greater than one year at June 30, 2014 and December 31, 2013, respectively.

In the first quarter of 2014, GE issued $3,000 million senior unsecured debt, composed of $750 million aggregate principal amount of 3.375% Notes due 2024 and $2,250 million aggregate principal amount of 4.500% Notes due 2044.

(22)

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

Effect on Operations of Pension Plans
	Principal Pension Plans
	Three months ended June 30		Six months ended June 30
(In millions)	2014	2013	2014	2013

Service cost for benefits earned	$299	$382	$617	$783
Prior service cost amortization	54	62	108	123
Expected return on plan assets	(800)	(875)	(1,601)	(1,750)
Interest cost on benefit obligation	687	616	1,373	1,230
Net actuarial loss amortization	642	920	1,283	1,832
Pension plans cost	$882	$1,105	$1,780	$2,218

	Other Pension Plans
	Three months ended June 30		Six months ended June 30
(In millions)	2014	2013	2014	2013

Service cost for benefits earned	$105	$98	$219	$200
Prior service cost amortization	2	2	3	4
Expected return on plan assets	(199)	(161)	(396)	(326)
Interest cost on benefit obligation	148	127	294	257
Net actuarial loss amortization	50	85	99	171
Pension plans cost	$106	$151	$219	$306

Effect on Operations of Principal Retiree Health and Life Insurance Plans

	Principal Retiree Health and Life Insurance Plans
	Three months ended June 30		Six months ended June 30
(In millions)	2014	2013	2014	2013

Service cost for benefits earned	$40	$52	$84	$125
Prior service cost amortization	99	98	197	196
Expected return on plan assets	(13)	(15)	(25)	(30)
Interest cost on benefit obligation	110	101	220	208
Net actuarial gain amortization	(43)	(16)	(86)	(12)
Retiree benefit plans cost	$193	$220	$390	$487

(23)

10. INCOME TAXES

Unrecognized Tax Benefits

(In millions)	June 30, 2014	December 31, 2013

Unrecognized tax benefits	$6,011	$5,816
Portion that, if recognized, would reduce tax
expense and effective tax rate(a)	4,045	4,307
Accrued interest on unrecognized tax benefits	852	975
Accrued penalties on unrecognized tax benefits	102	164
Reasonably possible reduction to the balance of
unrecognized tax benefits in succeeding 12 months	0-950	0-900
Portion that, if recognized, would reduce tax
expense and effective tax rate(a)	0-250	0-350

(a)	Some portion of such reduction may be reported as discontinued operations.

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

(24)

11. SHAREOWNERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)
	Three months ended June 30		Six months ended June 30
(In millions)	2014	2013	2014	2013

Investment securities
Beginning balance	$764	$744	$307	$677
Other comprehensive income (loss) (OCI) before reclassifications –
net of deferred taxes of $211, $(331), $457 and $(369)	302	(607)	749	(670)
Reclassifications from OCI – net of deferred taxes
of $(11), $16, $(4) and $113	(25)	7	(15)	138
Other comprehensive income (loss)(a)	277	(600)	734	(532)
Less OCI attributable to noncontrolling interests	1	(2)	1	(1)
Ending balance	$1,040	$146	$1,040	$146

Currency translation adjustments
Beginning balance	$177	$(43)	$126	$412
OCI before reclassifications – net of deferred taxes
of $45, $(110), $116 and $(314)	(146)	485	(99)	14
Reclassifications from OCI – net of deferred taxes
of $0, $112, $124 and $78	38	(112)	40	(100)
Other comprehensive income (loss)(a)	(108)	373	(59)	(86)
Less OCI attributable to noncontrolling interests	8	(28)	6	(32)
Ending balance	$61	$358	$61	$358

Cash flow hedges
Beginning balance	$(189)	$(620)	$(257)	$(722)
OCI before reclassifications – net of deferred taxes
of $(31), $29, $40 and $101	(191)	284	(92)	208
Reclassifications from OCI – net of deferred taxes
of $15, $(18), $9 and $(65)	204	(93)	173	85
Other comprehensive income (loss)(a)	13	191	81	293
Less OCI attributable to noncontrolling interests	-	1	-	1
Ending balance	$(176)	$(430)	$(176)	$(430)

Benefit plans
Beginning balance	$(8,601)	$(19,745)	$(9,296)	$(20,597)
Net actuarial gain (loss) – net of deferred taxes
of $(10), $249, $32 and $302	(6)	456	166	539
Prior service cost amortization – net of deferred taxes
of $66, $66, $130 and $133	95	100	188	198
Net actuarial loss amortization – net of deferred taxes
of $211, $335, $424 and $674	429	652	859	1,324
Other comprehensive income (loss)(a)	518	1,208	1,213	2,061
Less OCI attributable to noncontrolling interests	-	-	-	1
Ending balance	$(8,083)	$(18,537)	$(8,083)	$(18,537)

Accumulated other comprehensive income (loss) at June 30	$(7,158)	$(18,463)	$(7,158)	$(18,463)

(a)
Total other comprehensive income (loss) was $700 million and $1,172 million in the three months ended June 30, 2014 and 2013, respectively, and $1,969 million and $1,736 million in the six months ended June 30, 2014 and 2013, respectively.

(25)

Reclassification out of AOCI

	Three months ended June 30		Six months ended June 30
(In millions)	2014	2013	2014	2013	Statement of Earnings Caption

Available-for-sale securities
Realized gains (losses) on
sale/impairment of securities	$36	$(23)	$19	$(251)	Other income
	(11)	16	(4)	113	Benefit (provision) for income taxes
	$25	$(7)	$15	$(138)	Net of tax

Currency translation adjustments
Gains (losses) on dispositions	$(38)	$-	$(164)	$22	Costs and expenses
	-	112	124	78	Benefit (provision) for income taxes
	$(38)	$112	$(40)	$100	Net of tax

Cash flow hedges
Gains (losses) on interest rate derivatives	$(60)	$(92)	$(129)	$(194)	Interest and other financial charges
Foreign exchange contracts	(147)	157	(19)	106	(a)
Other	(12)	46	(34)	68	(b)
	(219)	111	(182)	(20)	Total before tax
	15	(18)	9	(65)	Benefit (provision) for income taxes
	$(204)	$93	$(173)	$(85)	Net of tax

Benefit plan items
Amortization of prior service costs	$(161)	$(166)	$(318)	$(331)	(c)
Amortization of actuarial gains (losses)	(640)	(987)	(1,283)	(1,998)	(c)
	(801)	(1,153)	(1,601)	(2,329)	Total before tax
	277	401	554	807	Benefit (provision) for income taxes
	$(524)	$(752)	$(1,047)	$(1,522)	Net of tax

Total reclassification adjustments	$(741)	$(554)	$(1,245)	$(1,645)	Net of tax

(a)
Included $(145) million and $170 million in GECC revenues from services and $(2) million and $(13) million in interest and other financial charges in the three months ended June 30, 2014 and 2013, respectively, and $(11) million and $137 million in GECC revenues from services and $(8) million and $(31) million in interest and other financial charges in the six months ended June 30, 2014 and 2013, respectively.

(b)	Primarily recorded in costs and expenses.

(c)	Amortization of prior service costs and actuarial gains and losses out of AOCI are included in the computation of net periodic pension costs. See Note 9 for further information.

Noncontrolling Interests

	Three months ended June 30		Six months ended June 30
(In millions)	2014	2013	2014	2013

Beginning balance	$6,183	$5,336	$6,217	$5,444
Net earnings (loss)	52	166	19	150
GECC issuance of preferred stock	-	990	-	990
GECC preferred stock dividend	(161)	(135)	(161)	(135)
Dividends	(25)	(45)	(35)	(63)
Dispositions	(92)	-	(92)	(104)
Other (including AOCI)	97	(10)	106	20
Ending balance	$6,054	$6,302	$6,054	$6,302

GECC preferred stock is presented as noncontrolling interests in the GE consolidated Condensed Statement of Financial Position. GECC preferred stock dividends are presented as noncontrolling interests in the GE consolidated Condensed Statement of Earnings.

(26)

Other

GE’s authorized common stock consists of 13,200,000,000 shares having a par value of $0.06 each.

GECC paid quarterly dividends of $583 million and $447 million and special dividends of $333 million and $1,500 million to GE in the three months ended June 30, 2014 and 2013, respectively. GECC paid quarterly dividends of $1,083 million and $447 million and special dividends of $333 million and $1,500 million to GE in the six months ended June 30, 2014 and 2013, respectively.

12. GECC REVENUES FROM SERVICES

	Three months ended June 30		Six months ended June 30
(In millions)	2014	2013	2014	2013

Interest on loans	$4,305	$4,421	$8,562	$8,911
Equipment leased to others	2,436	2,433	5,097	4,962
Fees	1,121	1,161	2,235	2,290
Investment income(a)	613	574	1,169	988
Financing leases	341	389	730	825
Associated companies	300	274	673	446
Premiums earned by insurance activities	380	410	733	806
Real estate investments(b)	357	508	700	1,808
Other items	360	715	802	1,291
	10,213	10,885	20,701	22,327
Eliminations	(416)	(432)	(772)	(733)
Total	$9,797	$10,453	$19,929	$21,594

(a)
Included net other-than-temporary impairments on investment securities of $9 million and $133 million in the three months ended June 30, 2014 and 2013, respectively, and $43 million and $411 million in the six months ended June 30, 2014 and 2013, respectively. The three and six months ended June 30, 2013 included $96 million related to the impairment of an investment in a Brazilian company that was fully offset by the benefit of a guarantee provided by GE reflected as a component in other items.

(b)	During the six months ended June 30, 2013, we sold real estate comprising certain floors located at 30 Rockefeller Center, New York for a pre-tax gain of $902 million.

13. EARNINGS PER SHARE INFORMATION

	Three months ended June 30
	2014		2013
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations attributable to
common shareowners for per-share calculation(a)	$3,582	$3,582	$3,252	$3,252
Earnings (loss) from discontinued operations
for per-share calculation(a)	(40)	(40)	(123)	(123)
Net earnings attributable to GE common
shareowners for per-share calculation(a)	$3,541	$3,541	$3,129	$3,129

Average equivalent shares
Shares of GE common stock outstanding	10,031	10,031	10,263	10,263
Employee compensation-related shares (including
stock options) and warrants	79	-	65	-
Total average equivalent shares	10,110	10,031	10,328	10,263

Per-share amounts
Earnings from continuing operations	$0.35	$0.36	$0.31	$0.32
Earnings (loss) from discontinued operations	–	–	(0.01)	(0.01)
Net earnings	0.35	0.35	0.30	0.30

(a)	Included an insignificant amount of dividend equivalents in each of the periods presented.

(27)

	Six months ended June 30
	2014		2013
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations attributable to
common shareowners for per-share calculation(a)	$6,565	$6,565	$6,894	$6,894
Earnings (loss) from discontinued operations
for per-share calculation(a)	(28)	(28)	(243)	(243)
Net earnings attributable to GE common
shareowners for per-share calculation(a)	$6,536	$6,536	$6,651	$6,651

Average equivalent shares
Shares of GE common stock outstanding	10,041	10,041	10,310	10,310
Employee compensation-related shares (including
stock options) and warrants	79	-	64	-
Total average equivalent shares	10,120	10,041	10,374	10,310

Per-share amounts
Earnings from continuing operations	$0.65	$0.65	$0.66	$0.67
Earnings (loss) from discontinued operations	–	–	(0.02)	(0.02)
Net earnings	0.65	0.65	0.64	0.65

(a)	Included an insignificant amount of dividend equivalents in each of the periods presented.

For the three and six months ended June 30, 2014 and 2013, there were approximately 70 million and 81 million, respectively, and 71 million and 154 million, respectively, of outstanding stock awards that were not included in the computation of diluted earnings per share because their effect was antidilutive.

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

(28)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

						Netting
(In millions)	Level 1	(a)	Level 2	(a)	Level 3	adjustment	(b)	Net balance

June 30, 2014
Assets
Investment securities
Debt
U.S. corporate	$-		$20,093		$3,155	$-		$23,248
State and municipal	-		4,985		560	-		5,545
Residential mortgage-backed	-		1,812		66	-		1,878
Commercial mortgage-backed	-		3,086		12	-		3,098
Asset-backed(c)	-		405		7,277	-		7,682
Corporate – non-U.S.	51		702		1,054	-		1,807
Government – non-U.S.	1,323		802		1	-		2,126
U.S. government and federal agency	-		498		249	-		747
Retained interests	-		-		73	-		73
Equity
Available-for-sale	458		30		9	-		497
Trading	51		2		-	-		53
Derivatives(d)	-		7,515		155	(6,097)		1,573
Other(e)	-		-		357	-		357
Total	$1,883		$39,930		$12,968	$(6,097)		$48,684

Liabilities
Derivatives	$-		$3,774		$15	$(3,246)		$543
Other(f)	-		1,160		-	-		1,160
Total	$-		$4,934		$15	$(3,246)		$1,703

December 31, 2013
Assets
Investment securities
Debt
U.S. corporate	$-		$18,788		$2,953	$-		$21,741
State and municipal	-		4,193		96	-		4,289
Residential mortgage-backed	-		1,824		86	-		1,910
Commercial mortgage-backed	-		3,025		10	-		3,035
Asset-backed(c)	-		489		6,898	-		7,387
Corporate – non-U.S.	61		645		1,064	-		1,770
Government – non-U.S.	1,590		789		31	-		2,410
U.S. government and federal agency	-		545		225	-		770
Retained interests	-		-		72	-		72
Equity
Available-for-sale	475		31		11	-		517
Trading	78		2		-	-		80
Derivatives(d)	-		8,304		175	(6,739)		1,740
Other(e)	-		-		494	-		494
Total	$2,204		$38,635		$12,115	$(6,739)		$46,215

Liabilities
Derivatives	$-		$5,409		$20	$(4,355)		$1,074
Other(f)	-		1,170		-	-		1,170
Total	$-		$6,579		$20	$(4,355)		$2,244

(a)	There were no securities transferred between Level 1 and Level 2 in the six months ended June 30, 2014.

(b)	The netting of derivative receivables and payables (including the effects of any collateral posted or received) is permitted when a legally enforceable master netting agreement exists.

(c)	Includes investments in our CLL business in asset-backed securities collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.

(d)
The fair value of derivatives includes an adjustment for non-performance risk. The cumulative adjustment was a gain (loss) of $18 million and $(7) million at June 30, 2014 and December 31, 2013, respectively. See Note 15 for additional information on the composition of our derivative portfolio.

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
											change in
		Net		Net							unrealized
		realized/		realized/							gains
		unrealized		unrealized							(losses)
		gains		gains							relating to
	Balance	(losses)		(losses)				Transfers	Transfers	Balance	instruments
	at	included		included				into	out of	at	still held at
(In millions)	April 1	in earnings	(a)	in AOCI	Purchases	Sales	Settlements	Level 3(b)	Level 3(b)	June 30	June 30	(c)

2014
Investment securities
Debt
U.S. corporate	$3,104	$12		$52	$194	$(157)	$(27)	$41	$(64)	$3,155	$-
State and municipal	560	-		4	4	(7)	(1)	-	-	560	-
RMBS	81	1		1	-	(16)	(1)	-	-	66	-
CMBS	11	-		-	-	-	1	-	-	12	-
ABS	6,908	1		1	591	-	(214)	-	(10)	7,277	-
Corporate – non-U.S.	1,072	24		32	216	(63)	(222)	1	(6)	1,054	-
Government – non-U.S.	1	-		-	-	-	-	-	-	1	-
U.S. government and
federal agency	232	-		17	-	-	-	-	-	249	-
Retained interests	75	1		2	-	-	(5)	-	-	73	-
Equity
Available-for-sale	11	-		-	2	(2)	(2)	-	-	9	-
Derivatives(d)(e)	158	(5)		-	(1)	-	-	-	(1)	151	(5)
Other	288	11		-	174	(2)	(112)	-	(2)	357	14
Total	$12,501	$45		$109	$1,180	$(247)	$(583)	$42	$(83)	$12,964	$9

2013
Investment securities
Debt
U.S. corporate	$3,571	$-		$(3)	$34	$(343)	$(45)	$15	$-	$3,229	$-
State and municipal	90	-		(4)	12	-	-	-	-	98	-
RMBS	96	-		1	-	(2)	(4)	-	-	91	-
CMBS	6	-		-	-	-	(1)	-	-	5	-
ABS	4,916	1		(66)	766	(1)	(263)	-	(7)	5,346	-
Corporate – non-U.S.	1,349	(91)		1	1,985	-	(2,009)	6	(44)	1,197	-
Government – non-U.S.	41	-		(3)	-	-	-	-	-	38	-
U.S. government and
federal agency	264	-		-	-	-	-	-	-	264	-
Retained interests	91	2		6	2	-	(8)	-	-	93	-
Equity
Available-for-sale	11	-		-	-	-	-	-	(1)	10	-
Derivatives(d)(e)	343	(34)		1	-	-	(170)	26	1	167	(56)
Other	779	(75)		4	147	(1)	-	-	-	854	(65)
Total	$11,557	$(197)		$(63)	$2,946	$(347)	$(2,500)	$47	$(51)	$11,392	$(121)

(a)	Earnings effects are primarily included in the GECC revenues from services and Interest and other financial charges captions in the Condensed Statement of Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were primarily a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)
Represented derivative assets net of derivative liabilities and included cash accruals of $11 million and $6 million not reflected in the fair value hierarchy table in the three months ended June 30, 2014 and 2013, respectively.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 15.

(30)

Changes in Level 3 Instruments for the Six Months Ended
											Net
											change in
		Net		Net							unrealized
		realized/		realized/							gains
		unrealized		unrealized							(losses)
		gains		gains							relating to
	Balance	(losses)		(losses)				Transfers	Transfers	Balance	instruments
	at	included		included				into	out of	at	still held at
(In millions)	January 1	in earnings	(a)	in AOCI	Purchases	Sales	Settlements	Level 3(b)	Level 3(b)	June 30	June 30	(c)

2014
Investment securities
Debt
U.S. corporate	$2,953	$20		$112	$347	$(159)	$(139)	$138	$(117)	$3,155	$-
State and municipal	96	-		31	13	(7)	(8)	435	-	560	-
RMBS	86	1		-	-	(16)	(5)	-	-	66	-
CMBS	10	-		-	-	-	-	2	-	12	-
ABS	6,898	2		(26)	996	-	(583)	-	(10)	7,277	-
Corporate – non-U.S.	1,064	3		79	435	(65)	(457)	1	(6)	1,054	-
Government – non-U.S.	31	-		-	-	-	-	-	(30)	1	-
U.S. government and
federal agency	225	-		26	-	-	-	-	(2)	249	-
Retained interests	72	3		5	1	-	(8)	-	-	73	-
Equity
Available-for-sale	11	-		-	2	(2)	(2)	-	-	9	-
Derivatives(d)(e)	164	(12)		-	(1)	-	2	(1)	(1)	151	(4)
Other	494	14		-	257	(15)	(112)	-	(281)	357	5
Total	$12,104	$31		$227	$2,050	$(264)	$(1,312)	$575	$(447)	$12,964	$1
2013
Investment securities
Debt
U.S. corporate	$3,591	$(271)		$216	$97	$(349)	$(90)	$108	$(73)	$3,229	$-
State and municipal	77	-		(4)	16	-	(1)	10	-	98	-
RMBS	100	-		(2)	-	(2)	(5)	-	-	91	-
CMBS	6	-		-	-	-	(1)	-	-	5	-
ABS	5,023	2		(68)	910	(1)	(525)	12	(7)	5,346	-
Corporate – non-U.S.	1,218	(83)		20	2,810	(3)	(2,742)	21	(44)	1,197	-
Government - non-U.S.	42	-		(4)	-	-	-	-	-	38	-
U.S. government and
federal agency	277	-		(13)	-	-	-	-	-	264	-
Retained interests	83	5		16	2	-	(13)	-	-	93	-
Equity
Available-for-sale	13	-		-	-	-	-	-	(3)	10	-
Derivatives(d)(e)	416	(53)		1	(1)	-	(223)	26	1	167	(44)
Other	799	(97)		4	204	(56)	-	-	-	854	(87)
Total	$11,645	$(497)		$166	$4,038	$(411)	$(3,600)	$177	$(126)	$11,392	$(131)

(a)	Earnings effects are primarily included in the GECC revenues from services and Interest and other financial charges captions in the Condensed Statement of Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were primarily a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represents the amount of unrealized gains or losses for the period included in earnings.

(d)
Represents derivative assets net of derivative liabilities and included cash accruals of $11 million and $6 million not reflected in the fair value hierarchy table for the six months ended June 30, 2014 and 2013, respectively.

(e)	Gains (losses) included in “net realized/unrealized gains (losses) included in earnings” were offset by the earnings effects from the underlying items that were economically hedged. See Note 15.

(31)

Non-Recurring Fair Value Measurements

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at June 30, 2014 and December 31, 2013.

	Remeasured during		Remeasured during
	the six months ended		the year ended
	June 30, 2014		December 31, 2013
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and loans held for sale	$89	$2,007	$210	$2,986
Cost and equity method investments	296	434	-	690
Long-lived assets, including real estate	361	225	2,050	1,088
Total	$746	$2,666	$2,260	$4,764

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at June 30, 2014 and 2013.

	Three months ended June 30		Six months ended June 30
(In millions)	2014	2013	2014	2013

Financing receivables and loans held for sale	$(119)	$(102)	$(196)	$(212)
Cost and equity method investments	(58)	(161)	(245)	(234)
Long-lived assets, including real estate	(137)	(264)	(188)	(619)
Total	$(314)	$(527)	$(629)	$(1,065)

(32)

Level 3 Measurements - Significant Unobservable Inputs

				Range
(Dollars in millions)	Fair value	Valuation technique	Unobservable inputs	(weighted average)

June 30, 2014

Recurring fair value measurements

Investment securities – Debt
U.S. corporate	$968	Income approach	Discount rate(a)	1.4%-10.0% (6.4%)
State and municipal	466	Income approach	Discount rate(a)	1.8%-5.4% (3.3%)
Asset-backed	7,250	Income approach	Discount rate(a)	1.3%-9.5% (4.0%)
Corporate – non-U.S.	605	Income approach	Discount rate(a)	0.8%-15.7% (8.5%)
Other financial assets	327	Income approach, Market comparables	Revenue multiple	1.3X-1.3X (1.3X)

			EBITDA multiple	5.4X-9.5X (7.9X)

			Discount rate(a)	4.3%-8.5% (5.0%)
Non-recurring fair value measurements

Financing receivables and
loans held for sale	$909	Income approach, Business enterprise value	Capitalization rate(b)	2.7%-11.3% (7.0%)

			EBITDA multiple	4.3X-6.5X (6.0X)

Cost and equity method investments	154	Income approach, Business enterprise value, Market comparables	Discount rate(a)	8.0%-10.0% (8.5%)

			EBITDA multiple	1.8X-9.4X (7.6X)

Long-lived assets, including real estate	69	Income approach	Capitalization rate(b)	5.0%-15.3% (7.3%)
			Discount rate(a)	4.0%-19.0% (8.9%)

December 31, 2013

Recurring fair value measurements

Investment securities – Debt
U.S. corporate	$898	Income approach	Discount rate(a)	1.5%-13.3% (6.5%)
Asset-backed	6,854	Income approach	Discount rate(a)	1.2%-10.5% (3.7%)
Corporate – non-U.S.	819	Income approach	Discount rate(a)	1.4%-46.0% (15.1%)
Other financial assets	381	Income approach, Market comparables	WACC(c)	9.3%-9.3% (9.3%)

			EBITDA multiple	5.4X-12.5X (9.5X)
			Discount rate(a)	5.2%-8.8% (5.3%)
			Capitalization rate(b)	6.3%-7.5% (7.2%)

Non-recurring fair value measurements

Financing receivables and
loans held for sale	$1,937	Income approach,	Capitalization rate(b)	5.5%-16.7% (8.0%)

		Business enterprise value	EBITDA multiple	4.3X-5.5X (4.8X)
			Discount rate(a)	6.6%-6.6% (6.6%)

Cost and equity method investments	102	Income approach, Market comparables	Discount rate(a)	5.7%-5.9% (5.8%)

			Capitalization rate(b)	8.5%-10.6% (10.0%)
			WACC(c)	9.3%-9.6% (9.4%)
			EBITDA multiple	7.1X-14.5X (11.3X)
			Revenue multiple	2.2X-12.6X (9.4X)

Long-lived assets, including real estate	694	Income approach	Capitalization rate(b)	5.4%-14.5% (7.8%)
			Discount rate(a)	4.0%-23.0% (9.0%)

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

(33)

At June 30, 2014 and December 31, 2013, other Level 3 recurring fair value measurements of $3,137 million and $2,816 million, respectively, and non-recurring measurements of $1,239 million and $1,460 million, respectively, are valued using non-binding broker quotes or other third-party sources. At June 30, 2014 and December 31, 2013, other recurring fair value measurements of $200 million and $327 million, respectively, and non-recurring fair value measurements of $295 million and $571 million, respectively, were individually insignificant and utilize a number of different unobservable inputs not subject to meaningful aggregation.

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

	June 30, 2014			December 31, 2013
		Assets (liabilities)			Assets (liabilities)
		Carrying			Carrying
	Notional	amount	Estimated	Notional	amount	Estimated
(In millions)	amount	(net)	fair value	amount	(net)	fair value

GE
Assets
Investments and notes
receivable	$ (a)	$484	$558	$ (a)	$488	$512
Liabilities
Borrowings(b)	(a)	(16,552)	(17,395)	(a)	(13,356)	(13,707)
GECC
Assets
Loans	(a)	215,972	220,614	(a)	226,293	230,792
Other commercial mortgages	(a)	1,967	1,997	(a)	2,270	2,281
Loans held for sale	(a)	1,998	2,136	(a)	512	512
Other financial instruments(c)	(a)	1,239	1,853	(a)	1,622	2,203
Liabilities
Borrowings and bank
deposits(b)(d)	(a)	(362,982)	(380,147)	(a)	(371,062)	(386,823)
Investment contract benefits	(a)	(3,097)	(3,665)	(a)	(3,144)	(3,644)
Guaranteed investment contracts	(a)	(1,424)	(1,424)	(a)	(1,471)	(1,459)
Insurance – credit life(e)	2,227	(110)	(96)	2,149	(108)	(94)

(a)	These financial instruments do not have notional amounts.

(b)	See Note 8.

(c)	Principally comprises cost method investments.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at June 30, 2014 and December 31, 2013 would have been reduced by $4,057 million and $2,284 million, respectively.

(e)	Net of reinsurance of $1,250 million at both June 30, 2014 and December 31, 2013.

(34)

Notional Amounts of Loan Commitments

(In millions)	June 30, 2014	December 31, 2013

Ordinary course of business lending commitments(a)	$4,258	$4,756
Unused revolving credit lines(b)
Commercial(c)	13,934	16,570
Consumer – principally credit cards	301,290	290,662

(a)	Excluded investment commitments of $1,293 million and $1,395 million at June 30, 2014 and December 31, 2013, respectively.

(b)	Excluded amounts related to inventory financing arrangements, which may be withdrawn at our option, of $15,094 million and $13,502 million at June 30, 2014 and December 31, 2013, respectively.

(c)
Included amounts related to commitments of $10,113 million and $11,629 million at June 30, 2014 and December 31, 2013, respectively, associated with secured financing arrangements that could have increased to a maximum of $12,772 million and $14,590 million at June 30, 2014 and December 31, 2013, respectively, based on asset volume under the arrangement.

Securities Repurchase and Reverse Repurchase Arrangements

Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks primarily for purposes of liquidity management. At June 30, 2014, we were party to repurchase agreements totaling $108 million, which were reported in short-term borrowings on the financial statements. We have had no repurchase agreements that were accounted for as off-book financing and we do not engage in securities lending transactions.

We also enter into reverse securities repurchase agreements, primarily for short-term investment with maturities of 90 days or less. At June 30, 2014, we were party to reverse repurchase agreements totaling $15.4 billion, which were reported in cash and equivalents on the financial statements. Under these reverse securities repurchase agreements, we typically lend available cash at a specified rate of interest and hold U.S. or highly-rated European government securities as collateral during the term of the agreement. Collateral value is in excess of amounts loaned under the agreements.

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

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $347,000 million, approximately 88% or $307,000 million is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivative activities primarily relate to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases and contracts containing certain clauses that meet the accounting definition of a derivative. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings concurrently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected concurrently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.

(35)

Fair Value of Derivatives

	June 30, 2014		December 31, 2013
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$4,548	$969	$3,837	$1,989
Currency exchange contracts	1,428	703	1,830	984
Other contracts	-	1	1	-
	5,976	1,673	5,668	2,973

Derivatives not accounted for as hedges
Interest rate contracts	295	195	270	169
Currency exchange contracts	1,163	1,877	2,257	2,245
Other contracts	236	44	284	42
	1,694	2,116	2,811	2,456

Gross derivatives recognized in statement of
financial position
Gross derivatives	7,670	3,789	8,479	5,429
Gross accrued interest	1,236	150	1,227	241
	8,906	3,939	9,706	5,670

Amounts offset in statement of financial position
Netting adjustments(a)	(2,891)	(2,909)	(4,120)	(4,113)
Cash collateral(b)	(3,206)	(337)	(2,619)	(242)
	(6,097)	(3,246)	(6,739)	(4,355)

Net derivatives recognized in statement of
financial position
Net derivatives	2,809	693	2,967	1,315

Amounts not offset in statement of
financial position
Securities held as collateral(c)	(1,965)	-	(1,962)	-

Net amount	$844	$693	$1,005	$1,315

Derivatives are classified in all other assets and all other liabilities and the related accrued interest is classified in other GECC receivables and all other liabilities in our financial statements.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk. At June 30, 2014 and December 31, 2013, the cumulative adjustment for non-performance risk was a gain (loss) of $18 million and $(7) million, respectively.

(b)	Excluded excess cash collateral received and posted of $53 million and $29 million, and $160 million and $37 million at June 30, 2014 and December 31, 2013, respectively.

(c)	Excluded excess securities collateral received of $58 million and $363 million at June 30, 2014 and December 31, 2013, respectively.

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

(36)

Earnings Effect of Fair Value Hedging Relationships

	Three months ended June 30
	2014		2013
	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
(In millions)	derivatives	items	derivatives	items

Interest rate contracts	$725	$(774)	$(2,932)	$2,945
Currency exchange contracts	(5)	5	2	(1)

Fair value hedges resulted in $(49) million and $14 million of ineffectiveness in the three months ended June 30, 2014 and 2013, respectively. In both the three months ended June 30, 2014 and 2013, there were insignificant amounts excluded from the assessment of effectiveness.

	Six months ended June 30
	2014		2013
	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
(In millions)	derivatives	items	derivatives	items

Interest rate contracts	$1,715	$(1,779)	$(3,846)	$3,826
Currency exchange contracts	(3)	2	(7)	7

Fair value hedges resulted in $(65) million and $(20) million of ineffectiveness in the six months ended June 30, 2014 and 2013, respectively. In both the six months ended June 30, 2014 and 2013, there were insignificant amounts excluded from the assessment of effectiveness.

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

Gains (Losses) Recognized through AOCI
			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the three months ended June 30		for the three months ended June 30
(In millions)	2014	2013	2014	2013

Interest rate contracts	$(12)	$20	$(60)	$(92)
Currency exchange contracts	(181)	310	(159)	204
Commodity contracts	1	(6)	-	(1)
Total(a)	$(192)	$324	$(219)	$111

(a)	Gain (loss) is recorded in GECC revenues from services, interest and other financial charges, and other costs and expenses when reclassified to earnings.

(37)

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the six months ended June 30		for the six months ended June 30
(In millions)	2014	2013	2014	2013

Interest rate contracts	$(9)	$9	$(129)	$(194)
Currency exchange contracts	(25)	314	(51)	176
Commodity contracts	(1)	(7)	(2)	(2)
Total(a)	$(35)	$316	$(182)	$(20)

(a)	Gain (loss) is recorded in GECC revenues from services, interest and other financial charges, and other costs and expenses when reclassified to earnings.

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $121 million loss at June 30, 2014. We expect to transfer $152 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In both the six months ended June 30, 2014 and 2013, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At June 30, 2014 and 2013, the maximum term of derivative instruments that hedge forecasted transactions was 18 years and 19 years, respectively. See Note 11 for additional information about reclassifications out of AOCI.

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

Gains (Losses) Recognized through CTA

	Gain (loss) recognized in CTA		Gain (loss) reclassified from CTA
	for the three months ended June 30		for the three months ended June 30
(In millions)	2014	2013	2014	2013

Currency exchange contracts(a)	$435	$412	$-	$15

(a)	Gain (loss) is recorded in GECC revenues from services when reclassified out of AOCI.

	Gain (loss) recognized in CTA		Gain (loss) reclassified from CTA
	for the six months ended June 30		for the six months ended June 30
(In millions)	2014	2013	2014	2013

Currency exchange contracts(a)	$(598)	$2,517	$10	$(109)

(a)	Gain (loss) is recorded in GECC revenues from services when reclassified out of AOCI.

The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(169) million and $(187) million in the three months ended June 30, 2014 and 2013, respectively, and $(311) million and $(353) million in the six months ended June 30, 2014 and 2013, respectively, and were recorded in interest and other financial charges.

(38)

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in GECC revenues from services or other income, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Gains (losses) for the six months ended June 30, 2014 on derivatives not designated as hedges were $667 million composed of amounts related to interest rate contracts of $(3) million, currency exchange contracts of $649 million and other derivatives of $21 million. These gains were more than offset by the earnings effects from the underlying items that were economically hedged. Gains (losses) for the six months ended June 30, 2013 on derivatives not designated as hedges were $(713) million composed of amounts related to interest rate contracts of $(87) million, currency exchange contracts of $(729) million, and other derivatives of $103 million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. The fair value of such collateral was $5,171 million at June 30, 2014, of which $3,206 million was cash and $1,965 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $337 million at June 30, 2014. At June 30, 2014, our exposure to counterparties (including accrued interest), net of collateral we hold, was $786 million. This excludes exposure related to embedded derivatives.

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability, after consideration of collateral posted by us and outstanding interest payments was $618 million at June 30, 2014. This excludes embedded derivatives.

(39)

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

•
Other remaining assets and liabilities of consolidated VIEs relate primarily to three categories of entities: (1) joint ventures that lease equipment with $1,604 million of assets and $707 million of liabilities; (2) other entities that are involved in power generating and leasing activities with $711 million of assets and no liabilities; and (3) insurance entities that, among other lines of business, provide property and casualty and workers’ compensation coverage for GE with $1,234 million of assets and $575 million of liabilities.

(40)

Assets and Liabilities of Consolidated VIEs

		Consolidated Securitization Entities
						Trade
(In millions)	Trinity(a)	Credit cards	(b)	Equipment	(b)	receivables	Other	Total

June 30, 2014
Assets(c)
Financing receivables, net	$-	$25,334		$13,084		$2,726	$2,732	$43,876
Investment securities	2,685	-		-		-	1,037	3,722
Other assets	15	732	(d)	669		2	2,925	4,343
Total	$2,700	$26,066		$13,753		$2,728	$6,694	$51,941

Liabilities(c)
Borrowings	$-	$-		$-		$-	$567	$567
Non-recourse borrowings	-	15,114		10,911		2,178	448	28,651
Other liabilities	1,446	338		393		32	1,512	3,721
Total	$1,446	$15,452		$11,304		$2,210	$2,527	$32,939

December 31, 2013
Assets(c)
Financing receivables, net	$-	$24,766		$12,928		$2,509	$2,044	$42,247
Investment securities	2,786	-		-		-	1,044	3,830
Other assets	213	20		557		-	2,430	3,220
Total	$2,999	$24,786		$13,485		$2,509	$5,518	$49,297

Liabilities(c)
Borrowings	$-	$-		$-		$-	$598	$598
Non-recourse borrowings	-	15,363		10,982		2,180	49	28,574
Other liabilities	1,482	228		248		25	1,351	3,334
Total	$1,482	$15,591		$11,230		$2,205	$1,998	$32,506

(a)	Excluded intercompany advances from GECC to Trinity, which were eliminated in consolidation of $1,490 million and $1,837 million at June 30, 2014 and December 31, 2013, respectively.

(b)
We provide servicing to the CSEs and are contractually permitted to commingle cash collected from customers on financing receivables sold to CSE investors with our own cash prior to payment to a CSE, provided our short-term credit rating does not fall below A-1/P-1. These CSEs also owe us amounts for purchased financial assets and scheduled interest and principal payments. At June 30, 2014 and December 31, 2013, the amounts of commingled cash owed to the CSEs were $3,074 million and $6,314 million, respectively, and the amounts owed to us by CSEs were $3,121 million and $5,540 million, respectively.

(c)
Asset amounts exclude intercompany receivables for cash collected on behalf of the entities by GECC as servicer, which are eliminated in consolidation. Such receivables provide the cash to repay the entities’ liabilities. If these intercompany receivables were included in the table above, assets would be higher. In addition, other assets, borrowings and other liabilities exclude intercompany balances that are eliminated in consolidation.

(d)	Receivables required to be classified as held-for-sale following third-party notice to terminate a private label credit card program and purchase the program receivables.

Total revenues from our consolidated VIEs were $1,875 million and $1,844 million in the three months ended June 30, 2014 and 2013, respectively, and $3,710 million and $3,648 million in the six months ended June 30, 2014 and 2013, respectively. Related expenses consisted primarily of provisions for losses of $267 million and $175 million in the three months ended June 30, 2014 and 2013, respectively, and $568 million and $589 million in the six months ended June 30, 2014 and 2013, respectively, and interest and other financial charges of $88 million and $96 million in the three months ended June 30, 2014 and 2013, respectively, and $169 million and $185 million in the six months ended June 30, 2014 and 2013, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GE and the VIEs, which are eliminated in consolidation.

(41)

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

Our largest exposure to any single unconsolidated VIE at June 30, 2014 is a $8,018 million investment in asset-backed securities issued by the Senior Secured Loan Program (“SSLP”), a fund that invests in high-quality senior secured debt of various middle-market companies. Other significant unconsolidated VIEs include investments in real estate entities ($2,124 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; and exposures to joint ventures that purchase factored receivables ($2,387 million).

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

Investments in Unconsolidated VIEs

(In millions)	June 30, 2014	December 31, 2013

Other assets and investment securities	$9,630	$9,129
Financing receivables – net	3,054	3,346
Total investments	12,684	12,475
Contractual obligations to fund investments or guarantees	2,667	2,741
Revolving lines of credit	32	31
Total	$15,383	$15,247

In addition to the entities included in the table above, we also hold passive investments in RMBS, CMBS and ABS issued by VIEs. Such investments were, by design, investment-grade at issuance and held by a diverse group of investors. Further information about such investments is provided in Note 3.

(42)

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

These intercompany transactions are reported in the GE and GECC columns of our financial statements, but are eliminated in deriving our consolidated financial statements. Effects of these eliminations on our consolidated cash flows from operating, investing and financing activities are $(1,413) million, $(1,086) million and $2,499 million for the six months ended June 30, 2014, respectively, and $(358) million, $(1,124) million and $1,562 million for the six months ended June 30, 2013, respectively. Details of these eliminations are shown below.

	Six months ended June 30
(In millions)	2014	2013

Cash from (used for) operating activities-continuing operations
Combined	$11,768	$12,443
GE customer receivables sold to GECC	510	1,071
GECC dividends to GE	(1,416)	(1,947)
Other reclassifications and eliminations	(507)	518
	$10,355	$12,085

Cash from (used for) investing activities-continuing operations
Combined	$910	$37,989
GE customer receivables sold to GECC	(1,056)	(872)
Other reclassifications and eliminations	(30)	(252)
	$(176)	$36,865

Cash from (used for) financing activities-continuing operations
Combined	$(14,859)	$(38,401)
GE customer receivables sold to GECC	546	(199)
GECC dividends to GE	1,416	1,947
Other reclassifications and eliminations	537	(186)
	$(12,360)	$(36,839)

(43)

18. SUPPLEMENTAL INFORMATION ABOUT THE CREDIT QUALITY OF FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

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

Past Due and Nonaccrual Financing Receivables

	June 30, 2014					December 31, 2013
	Over 30 days	Over 90 days				Over 30 days	Over 90 days
(In millions)	past due	past due		Nonaccrual		past due	past due		Nonaccrual

Commercial
CLL
Americas	$651	$379		$1,306		$755	$359		$1,275
International	1,549	931		1,224		1,490	820		1,459
Total CLL	2,200	1,310		2,530		2,245	1,179		2,734
Energy Financial Services	-	-		76		-	-		4
GECAS	1	-		153		-	-		-
Other	-	-		-		-	-		6

Total Commercial	2,201	1,310		2,759	(a)	2,245	1,179		2,744	(a)

Real Estate	295	224		1,948	(b)	247	212		2,551	(b)

Consumer
Non-U.S. residential mortgages	3,304	2,032		2,082		3,406	2,104		2,161
Non-U.S. installment and revolving credit	391	109		51		512	146		88
U.S. installment and revolving credit	2,055	894		1		2,442	1,105		2
Non-U.S. auto	85	12		16		89	13		18
Other	147	76		269		172	99		351
Total Consumer	5,982	3,123	(c)	2,419	(d)	6,621	3,467	(c)	2,620	(d)
Total	$8,478	$4,657		$7,126		$9,113	$4,858		$7,915
Total as a percent of financing receivables	3.4%	1.9%		2.9%		3.5%	1.9%		3.1%

(a)	Included $1,476 million and $1,397 million at June 30, 2014 and December 31, 2013, respectively, that are currently paying in accordance with their contractual terms.

(b)	Included $1,654 million and $2,308 million at June 30, 2014 and December 31, 2013, respectively, that are currently paying in accordance with their contractual terms.

(c)
Included $991 million and $1,197 million of Consumer loans at June 30, 2014 and December 31, 2013, respectively, that are over 90 days past due and continue to accrue interest until the accounts are written off in the period that the account becomes 180 days past due.

(d)	Included $244 million and $324 million at June 30, 2014 and December 31, 2013, respectively, that are currently paying in accordance with their contractual terms.

(44)

Impaired Loans and Related Reserves

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment	investment	principal	Associated	investment
(In millions)	in loans	balance	in loans	in loans	balance	allowance	in loans

June 30, 2014
Commercial
CLL
Americas	$1,806	$2,302	$1,756	$238	$336	$50	$304
International(a)	1,174	3,136	1,164	428	747	155	574
Total CLL	2,980	5,438	2,920	666	1,083	205	878
Energy Financial Services	1	1	6	76	76	15	35
GECAS	48	48	16	10	10	3	25
Other	-	-	1	-	-	-	1
Total Commercial(b)	3,029	5,487	2,943	752	1,169	223	939

Real Estate(c)	2,337	2,668	2,626	654	803	38	879

Consumer(d)	88	136	109	2,607	2,744	514	2,774
Total	$5,454	$8,291	$5,678	$4,013	$4,716	$775	$4,592

December 31, 2013
Commercial
CLL
Americas	$1,670	$2,187	$2,154	$417	$505	$96	$509
International(a)	1,104	3,082	1,136	691	1,059	231	629
Total CLL	2,774	5,269	3,290	1,108	1,564	327	1,138
Energy Financial Services	-	-	-	4	4	1	2
GECAS	-	-	-	-	-	-	1
Other	2	3	9	4	4	-	5
Total Commercial(b)	2,776	5,272	3,299	1,116	1,572	328	1,146

Real Estate(c)	2,615	3,036	3,058	1,245	1,507	74	1,688

Consumer(d)	109	153	98	2,879	2,948	567	3,058
Total	$5,500	$8,461	$6,455	$5,240	$6,027	$969	$5,892

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

(b)
We recognized $91 million, $218 million and $112 million of interest income, including none, $60 million and $36 million on a cash basis, in the six months ended June 30, 2014, the year ended December 31, 2013 and the six months ended June 30, 2013, respectively, principally in our CLL Americas business. The total average investment in impaired loans for the six months ended June 30, 2014 and the year ended December 31, 2013 was $3,882 million and $4,445 million, respectively.

(c)
We recognized $34 million, $187 million and $110 million of interest income, including none, $135 million and $90 million on a cash basis, in the six months ended June 30, 2014, the year ended December 31, 2013 and the six months ended June 30, 2013, respectively. The total average investment in impaired loans for the six months ended June 30, 2014 and the year ended December 31, 2013 was $3,505 million and $4,746 million, respectively.

(d)
We recognized $91 million, $221 million and $112 million of interest income, including $1 million, $3 million and $1 million on a cash basis, in the six months ended June 30, 2014, the year ended December 31, 2013 and the six months ended June 30, 2013, respectively, principally in our Consumer-U.S. installment and revolving credit portfolios. The total average investment in impaired loans for the six months ended June 30, 2014 and the year ended December 31, 2013 was $2,883 million and $3,156 million, respectively.

(45)

(In millions)	Non-impaired financing receivables	General reserves	Impaired loans	Specific reserves

June 30, 2014

Commercial	$120,816	$669	$3,781	$223
Real Estate	16,808	124	2,991	38
Consumer	99,760	3,587	2,695	514
Total	$237,384	$4,380	$9,467	$775

December 31, 2013

Commercial	$125,377	$677	$3,892	$328
Real Estate	16,039	118	3,860	74
Consumer	106,051	3,414	2,988	567
Total	$247,467	$4,209	$10,740	$969

Impaired loans classified as TDRs in our CLL business were $2,698 million and $2,961 million at June 30, 2014 and December 31, 2013, respectively, and were primarily attributable to CLL Americas ($1,579 million and $1,770 million, respectively). For the six months ended June 30, 2014, we modified $599 million of loans classified as TDRs, primarily in CLL Americas ($362 million). Changes to these loans primarily included extensions, interest only payment periods, debt to equity exchange and forbearance or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $1,283 million and $1,961 million of modifications classified as TDRs in the twelve months ended June 30, 2014 and 2013, respectively, $27 million and $87 million have subsequently experienced a payment default in the six months ended June 30, 2014 and 2013, respectively.

Real Estate TDRs decreased from $3,625 million at December 31, 2013 to $2,829 million at June 30, 2014, primarily driven by resolution of TDRs through paydowns. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. For the six months ended June 30, 2014, we modified $531 million of loans classified as TDRs. Changes to these loans primarily included forbearance, maturity extensions and changes to collateral or covenant terms or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $1,349 million and $2,858 million of modifications classified as TDRs in the twelve months ended June 30, 2014 and 2013, respectively, $215 million and $65 million have subsequently experienced a payment default in the six months ended June 30, 2014 and 2013, respectively.

Impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and are therefore subject to the disclosure requirement for impaired loans, and commercial loans in our Consumer–Other portfolio. The recorded investment of these impaired loans totaled $2,695 million (with an unpaid principal balance of $2,880 million) and comprised $88 million with no specific allowance, primarily all in our Consumer–Other portfolio, and $2,607 million with a specific allowance of $514 million at June 30, 2014. The impaired loans with a specific allowance included $244 million with a specific allowance of $26 million in our Consumer–Other portfolio and $2,363 million with a specific allowance of $488 million across the remaining Consumer business and had an unpaid principal balance and average investment of $2,744 million and $2,774 million, respectively, at June 30, 2014.

(46)

Impaired loans classified as TDRs in our Consumer business were $2,586 million and $2,874 million at June 30, 2014 and December 31, 2013, respectively. We utilize certain loan modification programs for borrowers experiencing financial difficulties in our Consumer loan portfolio. These loan modification programs primarily include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract, and are primarily concentrated in our non-U.S. residential mortgage and U.S. credit card portfolios. For the six months ended June 30, 2014, we modified $560 million of consumer loans for borrowers experiencing financial difficulties, which are classified as TDRs, and included $324 million of non-U.S. consumer loans, primarily residential mortgages, credit cards and personal loans and $236 million of U.S. consumer loans, primarily credit cards. We expect borrowers whose loans have been modified under these programs to continue to be able to meet their contractual obligations upon the conclusion of the modification. Of our $1,150 million and $1,688 million of modifications classified as TDRs in the twelve months ended June 30, 2014 and 2013, respectively, $80 million and $158 million have subsequently experienced a payment default in the six months ended June 30, 2014 and 2013, respectively.

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

(47)

Commercial Financing Receivables Risk by Category

	Secured
(In millions)	A	B	C	Total

June 30, 2014
CLL
Americas	$64,216	$1,403	$1,718	$67,337
International	43,198	565	1,159	44,922
Total CLL	107,414	1,968	2,877	112,259
Energy Financial Services	2,645	60	42	2,747
GECAS	8,238	83	119	8,440
Other	138	-	-	138
Total	$118,435	$2,111	$3,038	$123,584

December 31, 2013
CLL
Americas	$65,545	$1,587	$1,554	$68,686
International	44,930	619	1,237	46,786
Total CLL	110,475	2,206	2,791	115,472
Energy Financial Services	2,969	9	-	2,978
GECAS	9,175	50	152	9,377
Other	318	-	-	318
Total	$122,937	$2,265	$2,943	$128,145

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

Our unsecured Commercial financing receivables portfolio is primarily attributable to our Interbanca S.p.A. and GE Sanyo Credit acquisitions in CLL International. At June 30, 2014 and December 31, 2013, these financing receivables included $362 million and $313 million rated A, $425 million and $580 million rated B, and $226 million and $231 million rated C, respectively.

(48)

Real Estate

Due to the primarily non-recourse nature of our Debt portfolio, loan-to-value ratios (the ratio of the outstanding debt on a property to the re-indexed value of that property) provide the best indicators of the credit quality of the portfolio.

	Loan-to-value ratio
	June 30, 2014			December 31, 2013
	Less than	80% to	Greater than	Less than	80% to	Greater than
(In millions)	80%	95%	95%	80%	95%	95%

Debt	$15,944	$1,361	$1,558	$15,576	$1,300	$2,111

The credit quality of the owner occupied/credit tenant portfolio is primarily influenced by the strength of the borrower’s general credit quality, which is reflected in our internal risk rating process, consistent with the process we use for our Commercial portfolio. As of June 30, 2014, the balances of our owner occupied/credit tenant portfolio with an internal risk rating of A, B and C approximated $646 million, $141 million and $149 million, respectively, as compared to the December 31, 2013 balances of $571 million, $179 million and $162 million, respectively.

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

Consumer

At June 30, 2014, our U.S. consumer financing receivables included private-label credit card and sales financing for approximately 59 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 65% relate to credit card loans that are often subject to profit and loss-sharing arrangements with the retailer (which are recorded in revenues), and the remaining 35% are sales finance receivables that provide financing to customers in areas such as electronics, recreation, medical and home improvement.

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

	Loan-to-value ratio
	June 30, 2014			December 31, 2013
	80% or	Greater than	Greater than	80% or	Greater than	Greater than
(In millions)	less	80% to 90%	90%	less	80% to 90%	90%

Non-U.S. residential mortgages	$16,706	$4,985	$7,903	$17,224	$5,130	$8,147

The majority of these financing receivables are in our U.K. and France portfolios and have re-indexed loan-to-value ratios of 72% and 56%, respectively. Re-indexed loan-to-value ratios may not reflect actual realizable values of future repossessions. We have third-party mortgage insurance for about 22% of the balance of Consumer non-U.S. residential mortgage loans with loan-to-value ratios greater than 90% at June 30, 2014. Such loans were primarily originated in France and the U.K.

(49)

Installment and Revolving Credit

We assess overall credit quality using internal and external credit scores. For our U.S. installment and revolving credit portfolio we use Fair Isaac Corporation (“FICO”) scores. FICO scores are generally obtained at origination of the account and are refreshed at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three categories; (a) 661 or higher, which are considered the strongest credits; (b) 601 to 660, which are considered moderate credit risk; and (c) 600 or less, which are considered weaker credits.

	Refreshed FICO score
	June 30, 2014			December 31, 2013
	661 or	601 to	600 or	661 or	601 to	600 or
(In millions)	higher	660	less	higher	660	less

U.S. installment and
revolving credit	$38,758	$10,612	$3,995	$40,079	$11,142	$4,633

For our non-U.S. installment and revolving credit and non-U.S. auto portfolios, our internal credit scores imply a probability of default that we consistently translate into three approximate credit bureau equivalent credit score categories, including (a) 671 or higher, which are considered the strongest credits; (b) 626 to 670, which are considered moderate credit risk; and (c) 625 or less, which are considered weaker credits.

	Internal ratings translated to approximate credit bureau equivalent score
	June 30, 2014			December 31, 2013
	671 or	626 to	625 or	671 or	626 to	625 or
(In millions)	higher	670	less	higher	670	less

Non-U.S. installment and
revolving credit	$6,173	$2,480	$2,129	$8,310	$2,855	$2,512
Non-U.S. auto	1,202	307	254	1,395	373	286

U.S. installment and revolving credit accounts with FICO scores of 600 or less and non U.S. installment and revolving credit accounts with credit bureau equivalent scores of 625 or less have an average outstanding balance less than one thousand U.S. dollars and are primarily concentrated in our retail card and sales finance receivables in the U.S. and closed-end loans outside the U.S., which minimizes the potential for loss in the event of default. For lower credit scores, we adequately price for the incremental risk at origination and monitor credit migration through our risk ratings process. We continuously adjust our credit line underwriting management and collection strategies based on customer behavior and risk profile changes.

Consumer – Other

We develop our internal risk ratings for this portfolio in a manner consistent with the process used to develop our Commercial credit quality indicators, described above. We use the borrower’s credit quality and underlying collateral strength to determine the potential risk of loss from these activities.

At June 30, 2014, Consumer – Other financing receivables of $6,289 million, $258 million and $404 million were rated A, B and C, respectively. At December 31, 2013, Consumer – Other financing receivables of $6,137 million, $315 million and $501 million were rated A, B and C, respectively.

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

We have reclassified certain prior-period amounts to conform to the current-period presentation.

(51)

OVERVIEW

	Three months ended June 30			Six months ended June 30
(Dollars in millions, except per share amounts)	2014	2013	V%	2014	2013	V%

GAAP
Consolidated revenues and other income	$36,233	$35,059	3%	$70,411	$70,002	1%
Earnings from continuing operations attributable
to the Company	3,586	3,257	10%	6,573	6,904	(5)%
Earnings (loss) from discontinued operations,
net of taxes, attributable to the Company	(41)	(124)	(67)%	(29)	(244)	(88)%
Consolidated net earnings attributable to
the Company	$3,545	$3,133	13%	6,544	6,660	(2)%
EPS from continuing operations-diluted	0.35	0.31	13%	0.65	0.66	(2)%
EPS from net earnings-diluted	0.35	0.30	17%	0.65	0.64	2%
Effective tax rate	5.1%	8.3%		9.8%	10.4%

Non-GAAP
Operating earnings	$3,930	$3,687	7%	$7,259	$7,757	(6)%
Operating EPS	0.39	0.36	8%	0.72	0.75	(4)%

Revenues

Revenues increased 3% in the three months ended June 30, 2014 compared with the same period of 2013. Industrial sales increased 7%, reflecting organic growth and the effects of acquisitions. Financial Services revenues decreased 6% as a result of organic revenue declines, lower gains and the effects of dispositions, partially offset by lower impairments.

Overall, the effects of acquisitions increased consolidated revenues $0.7 billion and $0.2 billion in the three months ended June 30, 2014 and 2013, respectively. Dispositions also affected our operations through lower revenues of $0.5 billion and $0.3 billion in the three months ended June 30, 2014 and 2013, respectively.

Revenues increased 1% in the six months ended June 30, 2014 compared with the same period of 2013. Industrial sales increased 7%, reflecting organic growth and the effects of acquisitions. Financial Services revenues decreased 7% as a result of lower gains, organic revenue declines, primarily due to lower ENI and the effects of dispositions, partially offset by lower impairments. Other income decreased to $0.5 billion in the six months ended June 30, 2014 from 1.7 billion in the same period of 2013 due to the absence of NBCUniversal (NBCU LLC) related income, primarily from the sale of our remaining 49% common equity interest in NBCU LLC in the first quarter of 2013.

Overall, the effects of acquisitions increased consolidated revenues $1.3 billion and $0.3 billion in the six months ended June 30, 2014 and 2013, respectively. Dispositions also affected our operations through lower revenues of $2.5 billion and higher revenues of $0.8 billion in the six months ended June 30, 2014 and 2013, respectively.

Earnings from continuing operations attributable to the Company

Earnings from continuing operations attributable to the Company increased 10% in the three months ended June 30, 2014 compared with the same period of 2013, primarily due to a 9% increase in the operating profit of the industrial segments. Net earnings (loss) attributable to noncontrolling interests was zero in the three months ended June 30, 2014 as the loss attributable to noncontrolling interests was offset by GECC preferred stock dividends declared.

Our consolidated earnings in the three months ended June 30, 2014 and 2013 increased $0.1 billion and an insignificant amount, respectively, from acquired businesses. The effects of dispositions on earnings were decreases of $0.2 billion and $0.1 billion in the three months ended June 30, 2014 and 2013, respectively.

Earnings from continuing operations attributable to the Company decreased 5% in the six months ended June 30, 2014 compared with the same period of 2013, primarily due to the absence of gains related to the first quarter 2013 sale of our remaining 49% common equity interest in NBCU LLC ($1.4 billion), partially offset by a 10% increase in the operating profit of the industrial segments. Net earnings (loss) attributable to noncontrolling interests was insignificant in the six months ended June 30, 2014 as the loss attributable to noncontrolling interests was offset by GECC preferred stock dividends declared.

(52)

Our consolidated earnings in the six months ended June 30, 2014 and 2013 increased $0.2 billion and an insignificant amount, respectively, from acquired businesses. The effects of dispositions on earnings were a decrease of $1.4 billion and an increase of $0.8 billion in the six months ended June 30, 2014 and 2013, respectively.

Other 2014 Financial Highlights and Significant Developments

•
In the second quarter of 2014, Industrial segment revenues increased 7% on organic growth of 5%, and Industrial segment operating profit increased 9% with growth driven by Oil & Gas, Aviation, Power & Water and Energy Management. In the six months ended June 30, 2014, Industrial segment revenues increased 8% on organic growth of 6%, and Industrial segment profit increased 10% with growth driven by Aviation, Oil & Gas, Power & Water and Energy Management.

•
In the second quarter of 2014, Industrial segment margin increased 20 bps driven by higher pricing, partially offset by lower productivity and the effects of inflation. In the six months ended June 30, 2014, Industrial segment margin increased 30 bps driven by higher pricing, partially offset by the effects of inflation and lower productivity.

•	In the second quarter of 2014, orders of $25.1 billion increased 4%. In the six months ended June 30, 2014, orders of $48.8 increased 2%. Backlog increased to $246.4 billion.

•
GE Capital segment earnings decreased 5% and 2% in the three and six months ended June 30, 2014, respectively, on GE Capital ending net investment (ENI), excluding cash and equivalents, of $371 billion.

•
GE acquired API Healthcare (API), a healthcare workforce management software and analytics solutions provider, in February 2014 for $0.3 billion and certain Thermo Fisher Scientific Inc. life-science businesses (Thermo Fisher) in March 2014 for $1.1 billion. GE acquired Cameron’s Reciprocating Compression division in June 2014 for $0.6 billion.

•	GE completed issuances of $3.0 billion of senior unsecured debt with maturities up to 30 years in the first quarter of 2014.

•
During the first quarter of 2014, our North American Retail Finance business, under the name Synchrony Financial, filed a registration statement with the U.S. Securities and Exchange Commission for an initial public offering (IPO), as a first step in a planned, staged exit from that business. On July 30, 2014, Synchrony Financial priced its IPO of 125,000,000 shares of common stock at a price of $23.00 per share, for approximately 15% of the company. Synchrony has granted the underwriters an option to purchase up to an aggregate of 18,750,000 additional shares of common stock. Proceeds from the equity offering will be retained at Synchrony following the IPO. Following the IPO, GECC will continue consolidating the business, and we are targeting a split-off of the business in late 2015, subject to bank regulatory and other approvals and market conditions.

•
On June 20, 2014, GE’s offer to acquire the Thermal, Renewables and Grid businesses of Alstom for $13.5 billion, net of $3.4 billion of assumed net cash in the businesses to be acquired, was positively recommended by Alstom’s board of directors.  In addition, GE, Alstom and the French Government signed a memorandum of understanding for the formation of three joint ventures in grid technology, renewable energy, and global nuclear and French steam power.  Alstom will invest $3.5 billion of cash in these joint ventures. The proposed transaction is subject to further reviews and approvals, including Alstom’s works councils and shareholder approval, as well as regulatory approvals. The transaction is targeted to close in 2015.

(53)

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

Segment revenues include both revenues and other income related to the segment. Segment profit excludes results reported as discontinued operations, earnings attributable to noncontrolling interests of consolidated subsidiaries, and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured – excluded in determining segment profit, which we sometimes refer to as “operating profit,” for Power & Water, Oil & Gas, Energy Management, Aviation, Healthcare, Transportation and Appliances & Lighting; included in determining segment profit, which we sometimes refer to as “net earnings,” for GE Capital. Certain corporate costs, such as shared services, employee benefits and information technology are allocated to our segments based on usage. A portion of the remaining corporate costs are allocated based on each segment’s relative net cost of operations.

Effective in the second quarter of 2014, our GE Capital segment results include the effects of the GECC preferred stock dividends. Previously, such dividends had been reported in the caption “Corporate items and eliminations” in the Company’s Summary of Operating Segments table. Presenting GE Capital segment results including the effects of the GECC preferred stock dividends is consistent with the way management now measures the results of our financial services business. Prior-period segment information has been recast to be consistent with how we currently evaluate the performance of GE Capital.

Results of our former equity method investment in NBCU LLC, through the date of sale in the first quarter of 2013, are reported in the Corporate items and eliminations line in the Summary of Operating Segments.

In addition to providing information on segments in their entirety, we have also provided supplemental information for certain operations within the segments.

(54)

Summary of Operating Segments (Unaudited)

	Three months ended June 30			Six months ended June 30
(Dollars in millions)	2014	2013	V%	2014	2013	V%

Revenues
Power & Water	$6,292	$5,715	10%	$11,801	$10,540	12%
Oil & Gas	4,761	3,955	20%	9,069	7,354	23%
Energy Management	1,856	1,981	(6%)	3,528	3,729	(5%)
Aviation	6,090	5,303	15%	11,868	10,377	14%
Healthcare	4,483	4,490	-%	8,681	8,779	(1%)
Transportation	1,306	1,597	(18%)	2,533	3,019	(16%)
Appliances & Lighting	2,120	2,127	-%	3,977	4,044	(2%)
Total industrial segment revenues	26,908	25,168	7%	51,457	47,842	8%
GE Capital	10,247	10,916	(6%)	20,762	22,384	(7%)
Total segment revenues	37,155	36,084	3%	72,219	70,226	3%
Corporate items and eliminations	(922)	(1,025)	10%	(1,808)	(224)	U
Consolidated revenues and other income	$36,233	$35,059	3%	$70,411	$70,002	1%

Segment profit
Power & Water	$1,133	$1,087	4%	$2,021	$1,806	12%
Oil & Gas	665	532	25%	1,111	857	30%
Energy Management	69	31	F	74	46	61%
Aviation	1,197	1,067	12%	2,312	2,003	15%
Healthcare	730	726	1%	1,300	1,321	(2%)
Transportation	270	313	(14%)	472	580	(19%)
Appliances & Lighting	102	83	23%	155	162	(4%)
Total industrial segment profit	4,166	3,839	9%	7,445	6,775	10%
GE Capital	1,703	1,789	(5%)	3,636	3,727	(2%)
Total segment profit	5,869	5,628	4%	11,081	10,502	6%
Corporate items and eliminations	(1,474)	(1,748)	16%	(3,016)	(2,227)	(35%)
GE interest and other financial charges	(400)	(326)	(23%)	(765)	(650)	(18%)
GE provision for income taxes	(409)	(297)	(38%)	(727)	(721)	(1%)
Earnings from continuing operations
attributable to the Company	3,586	3,257	10%	6,573	6,904	(5%)
Earnings (loss) from discontinued operations,
net of taxes	(41)	(124)	67%	(29)	(244)	88%
Consolidated net earnings attributable to
the Company	$3,545	$3,133	13%	$6,544	$6,660	(2%)

Power & Water

Revenues of $6.3 billion in the three months ended June 30, 2014 increased $0.6 billion, or 10%, on higher volume ($0.6 billion), primarily equipment at Thermal and Wind, partially offset by lower prices ($0.1 billion).  Segment profit of $1.1 billion in the three months ended June 30, 2014 increased 4%, on higher volume ($0.1 billion) and higher other income ($0.1 billion), partially offset by lower prices ($0.1 billion) and lower productivity ($0.1 billion). The increase in earnings from higher volume was primarily driven by Thermal and Wind.

Revenues of $11.8 billion in the six months ended June 30, 2014 increased $1.3 billion, or 12%, on higher volume ($1.4 billion), primarily equipment at Wind and Thermal, partially offset by lower prices ($0.1 billion). Segment profit of $2.0 billion in the six months ended June 30, 2014 increased $0.2 billion, or 12%, on higher volume ($0.2 billion) and higher productivity ($0.1 billion), partially offset by lower prices ($0.1 billion). The increase in earnings from higher volume was primarily driven by Wind and Thermal.

(55)

Oil & Gas

Revenues of $4.8 billion in the three months ended June 30, 2014 increased $0.8 billion, or 20%, on higher volume ($0.7 billion) and the effects of a weaker U.S. dollar ($0.1 billion). Higher volume was primarily due to higher equipment sales, primarily at Subsea and Turbomachinery, and the result of the third-quarter 2013 acquisition of Lufkin Industries, Inc. Segment profit of $0.7 billion in the three months ended June 30, 2014 increased $0.1 billion, or 25%, on higher volume ($0.1 billion). The operating profit improvements were primarily at Turbomachinery and Subsea.

Revenues of $9.1 billion in the six months ended June 30, 2014 increased $1.7 billion, or 23%, on higher volume ($1.5 billion) and higher other income ($0.1 billion) due to non-repeat of charges incurred in the first quarter of 2013, the effects of a weaker U.S. dollar ($0.1 billion) and higher prices ($0.1 billion). Higher volume was primarily due to higher equipment sales, primarily at Subsea and Turbomachinery and the result of the third-quarter 2013 acquisition of Lufkin Industries, Inc. Segment profit of $1.1 billion in the six months ended June 30, 2014 increased $0.3 billion, or 30%, on higher volume ($0.2 billion) and higher other income ($0.1 billion). The operating profit improvements were primarily at Subsea and Turbomachinery.

Energy Management

Revenues of $1.9 billion in the three months ended June 30, 2014 decreased $0.1 billion, or 6%, on lower volume ($0.1 billion). Lower volume was primarily driven by weakness in the North American utility and electrical distribution markets. Segment profit of $0.1 billion increased more than 100% in the three months ended June 30, 2014 on higher productivity reflecting selling, general and administrative (SG&A) cost reductions.

Revenues of $3.5 billion in the six months ended June 30, 2014 decreased $0.2 billion, or 5%, on lower volume ($0.2 billion) and other income driven by the absence of a gain on a disposition in the first quarter of 2013. Lower volume was primarily driven by weakness in the North American utility and electrical distribution markets. Segment profit increased 61% in the six months ended June 30, 2014 on higher productivity ($0.1 billion) reflecting continued SG&A cost reductions, partially offset by the absence of a gain on a disposition in the first quarter of 2013.

Aviation

Revenues of $6.1 billion in the three months ended June 30, 2014 increased $0.8 billion, or 15%, on higher volume ($0.4 billion), higher prices ($0.3 billion) and higher other income ($0.1 billion). Higher volume was driven by higher equipment sales on increased commercial engine shipments and increased service revenues as well as the third-quarter 2013 acquisition of Avio S.p.A. (Avio). Segment profit of $1.2 billion in three months ended June 30, 2014 increased $0.1 billion, or 12%, on higher prices ($0.3 billion), higher volume ($0.1 billion) and higher other income ($0.1 billion), partially offset by lower productivity ($0.3 billion) and the effects of inflation ($0.1 billion). Operating profit improvements were primarily driven by services and the impact of Avio.

Revenues of $11.9 billion in the six months ended June 30, 2014 increased $1.5 billion, or 14%, on higher volume ($0.9 billion) and higher prices ($0.6 billion). Higher volume was driven by higher equipment sales on increased service revenues and increased commercial engine shipments as well as the third-quarter 2013 acquisition of Avio S.p.A. (Avio). Segment profit of $2.3 billion in six months ended June 30, 2014 increased $0.3 billion, or 15%, on higher prices ($0.6 billion), higher volume ($0.2 billion) and higher other income ($0.1 billion), partially offset by lower productivity ($0.3 billion) and the effects of inflation ($0.2 billion). Operating profit improvements were primarily driven by services and the impact of Avio.

Healthcare

Revenues of $4.5 billion in the three months ended June 30, 2014 were flat as higher volume ($0.1 billion) was offset by lower prices ($0.1 billion). Revenues were down in equipment and flat in services reflecting weakness in the U.S. markets. Segment profit of $0.7 billion in the three months ended June 30, 2014 increased 1% on higher productivity ($0.1 billion) reflecting SG&A cost reductions, partially offset by lower prices ($0.1 billion).

Revenues of $8.7 billion in the six months ended June 30, 2014 decreased $0.1 billion, or 1%, on lower prices ($0.1 billion), partially offset by higher volume ($0.1 billion). Revenues were down in both equipment and services reflecting weakness in the U.S. markets. Segment profit of $1.3 billion in the six months ended June 30, 2014 decreased 2% on lower prices ($0.1 billion) and the effects of inflation ($0.1 billion) offset by higher productivity ($0.2 billion) reflecting SG&A cost reductions.

(56)

Transportation

Revenues of $1.3 billion in the three months ended June 30, 2014 decreased $0.3 billion, or 18%, on lower volume ($0.3 billion). Lower volume was driven by lower locomotive equipment sales and weakness in the Mining business where both equipment and services revenues decreased. Segment profit of $0.3 billion in the three months ended June 30, 2014 decreased 14%, primarily due to lower volume ($0.1 billion). Lower volume was primarily related to equipment sales of locomotives and mining equipment.

Revenues of $2.5 billion in the six months ended June 30, 2014 decreased $0.5 billion, or 16%, on lower volume ($0.5 billion). Segment profit of $0.5 billion in the six months ended June 30, 2014 decreased $0.1 billion, or 19%, primarily due to lower volume ($0.1 billion). Lower volume was driven by lower equipment sales and weakness in the Mining business where both equipment and services revenues decreased.

Appliances & Lighting

Revenues of $2.1 billion in the three months ended June 30, 2014 were flat. Segment profit of $0.1 billion in the three months ended June 30, 2014 increased 23% driven by higher productivity.

Revenues of $4.0 billion in the six months ended June 30, 2014 decreased $0.1 billion, or 2%, on lower volume ($0.1 billion), primarily at Appliances as a result of first quarter 2014 weather-related pressures. Segment profit of $0.2 billion in the six months ended June 30, 2014 decreased 4% on lower productivity and the effects of the stronger U.S. dollar, partially offset by price increases.

GE Capital

GE Capital revenues decreased 6% and net earnings decreased 5% in the three months ended June 30, 2014. Revenues decreased as a result of organic revenue declines, lower gains and the effects of dispositions, partially offset by lower impairments. Net earnings reflected the effects of dispositions and lower gains, partially offset by lower impairments, core increases and lower provisions for losses on financing receivables.

GE Capital revenues decreased 7% and net earnings decreased 2% in the six months ended June 30, 2014. Revenues decreased as a result of lower gains, organic revenue declines, primarily due to lower ENI, and the effects of dispositions, partially offset by lower impairments. Net earnings reflected lower gains, the effects of dispositions and core decreases, partially offset by lower impairments and lower provisions for losses on financing receivables.

We have communicated our goal of reducing GE Capital’s ENI, excluding cash and equivalents, most recently targeting a balance of $300 billion to $350 billion. ENI is a metric used by us to measure the total capital we have invested in our financial services business. GE Capital’s ENI, excluding cash and equivalents, was $371 billion at June 30, 2014. To achieve this goal, we are more aggressively focusing our businesses on selective financial services products where we have deep domain experience, broad distribution, the ability to earn a consistent return on capital and are competitively advantaged, while managing our overall balance sheet size and risk. We have a strategy of exiting those businesses that are deemed to be non-strategic or that are underperforming. We have completed a number of dispositions in our businesses in the past and will continue to evaluate options going forward.

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

(57)

Additional Information–GE Capital Businesses

	Three months ended June 30			Six months ended June 30
(Dollars in millions)	2014	2013	V%	2014	2013	V%

Revenues
CLL	$3,611	$3,907	(8)%	$7,193	$7,414	(3)%
Consumer	3,598	3,650	(1)%	7,200	7,475	(4)%
Real Estate	664	872	(24)%	1,295	2,529	(49)%
Energy Financial Services	307	303	1%	776	646	20%
GECAS	1,345	1,282	5%	2,690	2,661	1%
Total revenues	9,525	10,014	(5)%	19,154	20,725	(8)%
Corporate items and eliminations	722	902	(20)%	1,608	1,659	(3)%
Total revenues	$10,247	$10,916	(6)%	$20,762	$22,384	(7)%

Profit
CLL	$541	$825	(34)%	$1,105	$1,223	(10)%
Consumer	472	830	(43)%	1,258	1,364	(8)%
Real Estate	289	435	(34)%	528	1,125	(53)%
Energy Financial Services	76	60	27%	229	143	60%
GECAS	343	304	13%	695	652	7%
Total profit	1,721	2,454	(30)%	3,815	4,507	(15)%
Corporate items and eliminations	143	(530)	F	(18)	(645)	97%
Earnings from continuing operations
attributable to GECC	1,864	1,924	(3)%	3,797	3,862	(2)%
Preferred stock dividends declared	(161)	(135)	(19)%	(161)	(135)	(19)%
Earnings from continuing operations attributable to GECC common shareowner	1,703	1,789	(5)%	3,636	3,727	(2)%
Earnings (loss) from discontinued operations,
net of taxes	(36)	(123)	71%	(24)	(243)	90%
Net earnings attributable to GECC common shareowner	1,667	1,666	0%	3,612	3,484	4%

(In millions)	June 30, 2014	December 31, 2013	June 30, 2013

Assets
CLL	$174,333	$174,357	$173,531
Consumer	134,629	132,236	134,959
Real Estate	36,931	38,744	41,588
Energy Financial Services	15,839	16,203	18,422
GECAS	43,864	45,876	48,316
Corporate items and eliminations	103,972	109,413	104,302
Total Assets	$509,568	$516,829	$521,118

CLL

CLL revenues decreased 8% and net earnings decreased 34% in the three months ended June 30, 2014. Revenues decreased as a result of organic revenue declines ($0.3 billion) and the effects of dispositions ($0.1 billion), partially offset by lower impairments ($0.1 billion). Net earnings decreased reflecting core decreases ($0.3 billion) and the effects of dispositions ($0.1 billion), partially offset by lower impairments ($0.2 billion).

CLL revenues decreased 3% and net earnings decreased 10% in the six months ended June 30, 2014. Revenues decreased as a result of organic revenue declines ($0.4 billion) and the effects of dispositions ($0.2 billion), partially offset by lower impairments ($0.3 billion). Net earnings decreased reflecting core decreases ($0.3 billion) and the effects of dispositions ($0.2 billion), partially offset by lower impairments ($0.3 billion).

(58)

Consumer

Consumer revenues decreased 1% and net earnings decreased 43% in the three months ended June 30, 2014. Revenues decreased as a result of the effects of dispositions ($0.1 billion), partially offset by organic revenue growth. The decrease in net earnings resulted primarily from core decreases ($0.2 billion), the effects of dispositions ($0.1 billion) and higher provisions for losses on financing receivables ($0.1 billion).

Consumer revenues decreased 4% and net earnings decreased 8% in the six months ended June 30, 2014. Revenues decreased as a result of the effects of dispositions ($0.2 billion) and lower gains. The decrease in net earnings resulted primarily from core decreases ($0.2 billion) and the effects of dispositions ($0.1 billion), partially offset by lower provisions for losses on financing receivables ($0.2 billion).

Real Estate

Real Estate revenues decreased 24% and net earnings decreased 34% in the three months ended June 30, 2014. Revenues decreased as a result of organic revenue declines ($0.1 billion) and decreases in net gains on property sales ($0.1 billion). Real Estate net earnings decreased as a result of core decreases ($0.1 billion), including lower tax benefits ($0.1 billion) and decreases in net gains on property sales ($0.1 billion), partially offset by lower provisions for losses on financing receivables ($0.1 billion). Depreciation expense on real estate equity investments totaled $0.1 billion in both the three months ended June 30, 2014 and 2013, respectively.

Real Estate revenues decreased 49% and net earnings decreased 53% in the six months ended June 30, 2014. Revenues decreased as a result of decreases in net gains on property sales ($1.0 billion) mainly due to the 2013 sale of real estate comprising certain floors located at 30 Rockefeller Center, New York and organic revenue declines ($0.2 billion). Real Estate net earnings decreased as a result of core decreases ($0.6 billion), including decreases in net gains on property sales ($0.6 billion) and lower tax benefits ($0.2 billion), partially offset by lower impairments ($0.1 billion) associated with the strategic decision to exit certain equity platforms in 2013 and higher provisions for losses on financing receivables ($0.1 billion). Depreciation expense on real estate equity investments totaled $0.2 billion and $0.3 billion in the six months ended June 30, 2014 and 2013, respectively.

Energy Financial Services

Energy Financial Services revenues increased 1% and net earnings increased 27% in the three months ended June 30, 2014. Revenues increased as a result of lower impairments and organic revenue growth, partially offset by lower gains and the effects of dispositions. The increase in net earnings resulted primarily from lower impairments and core increases, partially offset by lower gains.

Energy Financial Services revenues increased 20% and net earnings increased 60% in the six months ended June 30, 2014. Revenues increased as a result of organic revenue growth ($0.2 billion) and higher gains ($0.1 billion), partially offset by the effects of dispositions ($0.1 billion) and higher impairments ($0.1 billion). The increase in net earnings resulted primarily from core increases ($0.1 billion) and higher gains ($0.1 billion), partially offset by higher impairments ($0.1 billion) and the effects of dispositions ($0.1 billion).

GECAS

GECAS revenues increased 5% and net earnings increased 13% in the three months ended June 30, 2014. Revenues increased as a result of lower finance lease impairments ($0.1 billion) and higher gains, partially offset by organic revenue declines ($0.1 billion). The increase in net earnings resulted primarily from higher gains and lower equipment leased to others (ELTO) impairments, partially offset by core decreases.

GECAS revenues increased 1% and net earnings increased 7% in the six months ended June 30, 2014. Revenues increased as a result of higher gains ($0.1 billion) and lower finance lease impairments, partially offset by organic revenue declines ($0.1 billion). The increase in net earnings resulted primarily from higher gains ($0.1 billion) and lower ELTO impairments, partially offset by core decreases.

(59)

Corporate Items and Eliminations
	Three months ended June 30		Six months ended June 30
(In millions)	2014	2013	2014	2013

Revenues
NBCU LLC	$-	$33	$-	$1,371
Gains (losses) on disposed or held for sale businesses	91	-	91	-
Eliminations and other	(1,013)	(1,058)	(1,899)	(1,595)
Total	$(922)	$(1,025)	$(1,808)	$(224)

Operating Profit (Cost)
NBCU LLC	$-	$33	$-	$1,371
Gains (losses) on disposed or held for sale businesses	91	-	91	-
Principal retirement plans(a)	(582)	(806)	(1,163)	(1,598)
Restructuring and other charges	(407)	(280)	(783)	(826)
Unallocated corporate, other costs and eliminations	(576)	(695)	(1,161)	(1,174)
Total	$(1,474)	$(1,748)	$(3,016)	$(2,227)

(a)
Included non-operating (non-GAAP) pension income (cost) of $(0.5) billion and $(0.7) billion in the three months ended June 30, 2014 and 2013, respectively, and $(1.1) billion and $(1.3) billion in the six months ended June 30, 2014 and 2013, respectively, which includes expected return on plan assets, interest costs and non-cash amortization of actuarial gains and losses.

Revenues in the three months ended June 30, 2014 increased $0.1 billion as a result of a $0.1 billion gain related to the disposition of our fuel dispenser business at Oil & Gas in the second quarter of 2014. Operating cost decreased $0.3 billion as a result of $0.2 billion of lower costs of our principal retirement plans and $0.1 billion of gains on business dispositions, partially offset by $0.1 billion of higher restructuring and other charges. Restructuring and other charges in the second quarter of 2014 included $0.1 billion of asset write-offs at a consolidated nuclear joint venture in which we hold a 51% interest at Power & Water.

Revenues in the six months ended June 30, 2014 decreased $1.6 billion as a result of $1.4 billion lower income related to the operations and disposition of NBCU LLC in the first quarter of 2013 and $0.3 billion of higher inter-segment eliminations, partially offset by $0.1 billion of higher gains on business dispositions. Operating cost increased $0.8 billion as a result of $1.4 billion of lower NBCU LLC related income, partially offset by $0.4 billion of lower costs of our principal retirement plans and $0.1 billion of higher gains on business dispositions. Restructuring and other charges in the six months ended June 30, 2014 included $0.1 billion of asset write-offs at a consolidated nuclear joint venture in which we hold a 51% interest at Power & Water.

Certain amounts included in corporate items and eliminations cost are not allocated to GE operating segments because they are excluded from the measurement of their operating performance for internal purposes. These costs include certain restructuring and other charges, technology and product development costs and acquisition-related costs.

For the three months ended June 30, 2014, these amounts totaled $0.5 billion, including Power & Water ($0.2 billion), Oil & Gas ($0.1 billion), Energy Management ($0.1 billion), Aviation ($0.1 billion) and Healthcare ($0.1 billion). In addition, Oil & Gas segment results excluded a $0.1 billion gain related to the fuel dispenser business disposition. For the six months ended June 30, 2014, these amounts totaled $0.9 billion, including Power & Water ($0.3 billion), Oil & Gas ($0.1 billion), Energy Management ($0.1 billion), Aviation ($0.1 billion) and Healthcare ($0.2 billion).

(60)

INCOME TAXES

The consolidated provision for income taxes was an expense of $0.2 billion in the three months ended June 30, 2014 (an effective tax rate of 5.1%), compared with $0.3 billion for the same period of 2013 (an effective tax rate of 8.3%). The decrease in consolidated tax expense is primarily attributable to the adjustment in the second quarter to bring our six month tax rate in line with the projected full year tax rate. Our projected full year rate decreased primarily because of the inclusion of the planned tax efficient disposition of GE Money Bank AB, our consumer finance business in Sweden, Denmark and Norway (GEMB-Nordic) that became classified as held for sale in the current quarter. The decrease was partially offset by lower benefits from lower-taxed global operations.

The consolidated provision for income taxes was an expense of $0.7 billion in the six months ended June 30, 2014 (an effective tax rate of 9.8%) compared with $0.8 billion for the same period of 2013 (an effective tax rate of 10.4%). The decrease in consolidated tax expense is primarily attributable to the adjustment in the second quarter to bring our six month tax rate in line with the projected full year tax rate and a decrease in income taxed at rates above the average tax rate. Our projected full year rate decreased primarily because of the inclusion of the planned tax efficient disposition of GEMB-Nordic that became classified as held for sale in the current quarter. These decreases were partially offset by lower benefits from lower-taxed global operations including the absence of the 2013 benefits from enactment, discussed below, of the extension of the U.S. tax provision deferring tax on active financial services income.

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

(61)

DISCONTINUED OPERATIONS

	Three months ended June 30		Six months ended June 30
(In millions)	2014	2013	2014	2013

Earnings (loss) from discontinued operations,
net of taxes	$(41)	$(124)	$(29)	$(244)

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

Loss from discontinued operations, net of taxes, in both the three and six months ended June 30, 2014 were insignificant.

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

For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

STATEMENT OF FINANCIAL POSITION

Major changes in our financial position for the six months ended June 30, 2014 resulted from the following:

•	GE inventory balances increased $2.4 billion in order to fulfill commitments and backlog.

•
GE completed acquisitions of Thermo Fisher and API in our Healthcare segment and Cameron’s Reciprocating Compression Division in our Oil & Gas segment resulting in increased goodwill and intangible assets balances of $1.8 billion.

•	GE completed issuances of $3.0 billion of senior unsecured debt with maturities up to 30 years in the first quarter of 2014.

•
Consistent with our effort to reduce the GECC balance sheet, collections (which includes sales) on financing receivables exceeded originations by $3.4 billion and net repayments exceeded new issuances of total borrowings by $15.0 billion.

•	We committed to sell GEMB-Nordic with assets of $3.2 billion and liabilities of $0.3 billion.

(62)

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

GE Cash Flow

GE CFOA totaled $3.4 billion and $3.7 billion for the six months ended June 30, 2014 and 2013, respectively. With respect to GE CFOA, we believe that it is useful to supplement our GE Condensed Statement of Cash Flows and to examine in a broader context the business activities that provide and require cash.

	Six months ended June 30
(In billions)	2014	2013

Operating cash collections(a)	$50.5	$49.1
Operating cash payments	(48.5)	(47.3)
Cash dividends from GECC	1.4	1.9
GE cash from operating activities (GE CFOA)(a)	$3.4	$3.7

(a)
GE sells customer receivables to GECC in part to fund the growth of our industrial businesses. These transactions can result in cash generation or cash use. During any given period, GE receives cash from the sale of receivables to GECC. It also foregoes collection of cash on receivables sold. The incremental amount of cash received from sale of receivables in excess of the cash GE would have otherwise collected had those receivables not been sold, represents the cash generated or used in the period relating to this activity. The incremental cash generated in GE CFOA from selling these receivables to GECC decreased GE CFOA by $0.3 billion and by $0.8 billion in the six months ended June 30, 2014 and 2013, respectively. See Note 17 to the condensed, consolidated financial statements for additional information about the elimination of intercompany transactions between GE and GECC.

The most significant source of cash in GE CFOA is customer-related activities, the largest of which is collecting cash resulting from product or services sales. GE operating cash collections increased $1.4 billion in the six months ended June 30, 2014. This increase is consistent with comparable GE segment revenue increases from sales of goods and services, higher collections on current receivables and the impact from 2013 acquisitions at our Aviation and Oil & Gas businesses. These increases were partially offset by a decrease in progress collections.

The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services. GE operating cash payments increased $1.2 billion in the six months ended June 30, 2014. This increase is consistent with cost and expense increases, increased inventory spend to fulfill commitments and backlog and the impact from 2013 acquisitions at our Aviation and Oil & Gas businesses. These increases were partially offset by the non-recurrence of payments made in 2013, including NBCU LLC deal-related tax payments and payouts under our long-term incentive plan.

Dividends from GECC, including special dividends, represent the distribution of a portion of GECC retained earnings, and are distinct from cash from continuing operations within the financial services businesses. The amounts included in GE CFOA are the total dividends, including special dividends from excess capital. GECC paid quarterly dividends totaling $1.1 billion and $0.4 billion and special dividends of $0.3 billion and $1.5 billion to GE in the six months ended June 30, 2014 and 2013, respectively.

GE cash used for investing activities was $3.6 billion compared with cash from investing activities of $14.6 billion during the six months ended June 30, 2014 and 2013, respectively. Cash from investing activities decreased $18.2 billion compared with the same period in 2013, primarily due to proceeds of $16.7 billion from the 2013 sale of our remaining 49% common equity interest in NBCU LLC to Comcast Corporation. Additionally, there was increased business acquisition activity of $1.9 billion driven by the 2014 acquisitions of Thermo Fisher, API and Cameron’s Reciprocating Compression Division.

(63)

GE cash used for financing activities was $3.2 billion and $14.5 billion for the six months ended June 30, 2014 and 2013, respectively. Cash used for financing activities decreased $11.3 billion compared with the same period in 2013, primarily as a result of our 2013 repayment of $5.0 billion of unsecured notes compared with an issuance of $3.0 billion of unsecured notes in 2014. Additionally, there was decreased net repurchases of GE shares for treasury of $4.2 billion. These decreases in cash used for financing were partially offset by an increase in the dividends paid to shareowners of $0.5 billion.

GECC Cash Flow

GECC cash from operating activities was $8.4 billion and $8.7 billion for the six months ended June 30, 2014 and 2013, respectively. Cash from operating activities decreased $0.3 billion compared with the same period in 2013 primarily due to a $1.6 billion decrease driven by tax payments in 2014 compared with tax refunds in 2013 coupled with a decrease in cash generated from net earnings in 2014, partially offset by a decrease in net cash collateral activity with counterparties on derivative contracts of $2.3 billion and an increase in accounts payable of $0.6 billion.

GECC cash from investing activities was $4.5 billion and $23.4 billion for the six months ended June 30, 2014 and 2013, respectively. Cash from investing activities decreased $18.9 billion compared with the same period in 2013 primarily due to the 2013 acquisition of MetLife Bank, N.A., resulting in net cash provided of $6.4 billion, lower collections (which includes sales) exceeding originations of financing receivables of $3.5 billion, lower cash settlements on derivative instruments of $2.2 billion, lower net maturities of investment securities of $2.1 billion, lower proceeds from sales of real estate properties of $1.9 billion and the payment of our obligation to the buyer of GE Money Japan of $1.7 billion.

GECC cash used for financing activities was $11.6 billion and $23.9 billion for the six months ended June 30, 2014 and 2013, respectively. Cash used for financing activities decreased $12.2 billion compared with the same period in 2013 primarily due to a net increase in deposits at our banks of $9.5 billion and lower net repayments of borrowings of $3.0 billion, consisting primarily of net reductions in commercial paper.

GECC paid quarterly dividends totaling $1.1 billion and $0.4 billion and special dividends of $0.3 billion and $1.5 billion to GE for the six months ended June 30, 2014 and 2013, respectively. There were preferred stock dividend payments of $0.2 billion and $0.1 billion in the six months ended June 30, 2014 and 2013, respectively.

(64)

LIQUIDITY AND BORROWINGS

We maintain a strong focus on liquidity. At both GE and GECC we manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations throughout business cycles.

Our liquidity and borrowing plans for GE and GECC are established within the context of our annual financial and strategic planning processes. At GE, our liquidity and funding plans take into account the liquidity necessary to fund our operating commitments, which include primarily purchase obligations for inventory and equipment, payroll and general expenses (including pension funding). We also take into account our capital allocation and growth objectives, including paying dividends, repurchasing shares, investing in research and development and acquiring industrial businesses. At GE, we rely primarily on cash generated through our operating activities, any dividend payments from GECC, and also have historically maintained a commercial paper program that we regularly use to fund operations in the U.S., principally within fiscal quarters. During 2014, GECC paid quarterly dividends totaling $1.1 billion and special dividends of $0.3 billion to GE.

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

Our 2014 GECC funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of long-term debt ($39.2 billion at December 31, 2013), through issuance of long-term debt and reissuance of commercial paper, cash on hand, collections of financing receivables exceeding originations, dispositions, asset sales, and deposits and other alternative sources of funding. Long-term maturities and early redemptions were $11.0 billion in the second quarter of 2014. Interest on borrowings is primarily repaid through interest earned on existing financing receivables. During the second quarter of 2014, GECC earned interest income on financing receivables of $4.6 billion, which more than offset interest and other financial charges of $2.1 billion.

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

We had consolidated cash and equivalents of $86.6 billion at June 30, 2014 that were available to meet our needs. Of this, $10.2 billion was held at GE and $76.3 billion was held at GECC.

We had committed, unused credit lines totaling $46.8 billion that were extended to us by 49 financial institutions at June 30, 2014. GECC can borrow up to $46.3 billion under all of these credit lines. GE can borrow up to $15.5 billion under certain of these credit lines. These lines include $25.4 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $21.4 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for two years from the date on which such borrowings would otherwise be due.

Cash and equivalents of $57.7 billion at June 30, 2014 were held by non-U.S. subsidiaries. Of this amount, $4.4 billion was indefinitely reinvested. Indefinitely reinvested cash held outside of the U.S. is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund our needs in the U.S. on a short-term basis through short-term loans, without being subject to U.S. tax. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and the total of all such loans is required to be outstanding for less than 60 days during the year.

(65)

At June 30, 2014, GE cash and equivalents of $2.5 billion were held in countries with currency controls that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. These funds are available to fund operations and growth in these countries and we do not currently anticipate a need to transfer these funds to the U.S.

At June 30, 2014, GECC cash and equivalents of $17 billion were in regulated banks and insurance entities and were subject to regulatory restrictions.

If we were to repatriate indefinitely reinvested cash held outside the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes.

Funding Plan

We reduced our GE Capital ENI, excluding cash and equivalents, to $371 billion at June 30, 2014.

During the first six months of 2014, GE completed issuances of $3.0 billion of senior unsecured debt with maturities up to 30 years. GECC completed issuances of $9.5 billion of senior unsecured debt (excluding securitizations described below) with maturities up to 23 years. Average commercial paper borrowings for GECC and GE during the second quarter were $25.1 billion and $7.4 billion, respectively, and the maximum amounts of commercial paper borrowings outstanding for GECC and GE during the second quarter were $25.2 billion and $10.5 billion, respectively. GECC commercial paper maturities are funded principally through new commercial paper issuances and at GE are substantially repaid before quarter-end using indefinitely reinvested overseas cash, which as discussed above, is available for use in the U.S. on a short-term basis without being subject to U.S. tax.

We securitize financial assets as an alternative source of funding. During 2014, we completed $7.9 billion of non-recourse issuances and $7.8 billion of non-recourse borrowings matured. At June 30, 2014, consolidated non-recourse securitization borrowings were $30.2 billion.

We have 9 deposit-taking banks outside of the U.S. and two deposit-taking banks in the U.S. – Synchrony Bank (formerly GE Capital Retail Bank), a Federal Savings Bank (FSB), and GE Capital Bank, an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) in maturity terms up to 10 years.

Total alternative funding at June 30, 2014 was $111.4 billion, composed mainly of $58.1 billion of bank deposits, $30.2 billion of non-recourse securitization borrowings, $9.1 billion of funding secured by real estate, aircraft and other collateral and $8.2 billion of GE Interest Plus notes. The comparable amount of total alternative funding at December 31, 2013 was $107.5 billion.

As a matter of general practice, we routinely evaluate the economic impact of calling debt instruments where GECC has the right to exercise a call. In determining whether to call debt, we consider the economic benefit to GECC of calling debt, the effect of calling debt on GECC’s liquidity profile and other factors. During 2014, we called $0.3 billion of long-term debt.

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

As set forth in Exhibit 99(b) hereto, GECC’s ratio of earnings to fixed charges was 1.83:1 during the six months ended June 30, 2014. For additional information, see the Income Maintenance Agreement section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 consolidated financial statements.

(66)

PORTFOLIO QUALITY

Investment Securities

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants, policyholders and holders of guaranteed investment contracts (GICs) in Trinity, and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.

The fair value of investment securities increased to $46.8 billion at June 30, 2014 from $44.0 billion at December 31, 2013, reflecting higher net unrealized gains in U.S. Corporate and State and Municipal securities driven by lower interest rates in the U.S.

Total pre-tax, other-than-temporary impairment losses during the three months ended June 30, 2014 were an insignificant amount, which was recognized in earnings and primarily related to credit losses on U.S. corporate debt securities.

Total pre-tax, other-than-temporary impairment losses during the three months ended June 30, 2013 were $0.1 billion, which was recognized in earnings and primarily related to credit losses on corporate debt securities.

Total pre-tax, other-than-temporary impairment losses during the six months ended June 30, 2014 were an insignificant amount, which was recognized in earnings and primarily related to credit losses on Non-U.S. corporate debt securities.

Total pre-tax, other-than-temporary impairment losses during the six months ended June 30, 2013 were $0.4 billion, which was recognized in earnings and primarily related to credit losses on corporate debt securities.

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

(67)

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

Further information on the determination of the allowance for losses on financing receivables and the credit quality and categorization of our financing receivables is provided in Notes 5 and 18 to the condensed, consolidated financial statements.

(68)

	Financing receivables at		Nonaccrual receivables at			Allowance for losses at
(In millions)	June 30, 2014	December 31, 2013	June 30, 2014		December 31, 2013	June 30, 2014	December 31, 2013

Commercial
CLL
Americas	$67,688	$69,036	$1,306		$1,275	$423	$473
International(a)	45,555	47,431	1,224		1,459	427	505
Total CLL	113,243	116,467	2,530		2,734	850	978
Energy
Financial Services	2,776	3,107	76		4	21	8
GECAS	8,440	9,377	153		-	21	17
Other	138	318	-		6	-	2
Total Commercial	124,597	129,269	2,759		2,744	892	1,005

Real Estate	19,799	19,899	1,948		2,551	162	192

Consumer
Non-U.S. residential
mortgages(b)	29,594	30,501	2,082		2,161	411	358
Non-U.S. installment
and revolving credit	10,782	13,677	51		88	496	594
U.S. installment
and revolving credit	53,365	55,854	1		2	2,953	2,823
Non-U.S. auto	1,763	2,054	16		18	114	56
Other	6,951	6,953	269		351	127	150
Total Consumer	102,455	109,039	2,419		2,620	4,101	3,981
Total	$246,851	$258,207	$7,126	(c)	$7,915	$5,155	$5,178

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

(b)
Included financing receivables of $12,319 million and $12,401 million, nonaccrual receivables of $921 million and $965 million and allowance for losses of $131 million and $126 million at June 30, 2014 and December 31, 2013, respectively, primarily related to loans, net of credit insurance, whose terms permitted repayments that are less than the repayments for fully amortizing loans and high loan-to-value ratios at inception (greater than 90%). At origination, we underwrite loans with an adjustable rate to the reset value. Of these loans, about 85% are in our U.K. and France portfolios, which have a delinquency rate of 14%, have a loan-to-value ratio at origination of 82% and have re-indexed loan-to-value ratios of 79% and 65%, respectively. Re-indexed loan-to-value ratios may not reflect actual realizable values of future repossessions. At June 30, 2014, 13% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(c)	Of our $7.1 billion nonaccrual loans of June 30, 2014, $3.4 billion are currently paying in accordance with the contractual terms.

The portfolio of financing receivables, before allowance for losses, was $246.9 billion at June 30, 2014, and $258.2 billion at December 31, 2013. Financing receivables, before allowance for losses, decreased $11.4 billion from December 31, 2013, primarily as a result of collections (which includes sales) exceeding originations ($3.4 billion), the reclassification of GEMB-Nordic to held for sale ($2.9 billion) and write-offs ($2.7 billion), partially offset by the weaker U.S. dollar ($0.7 billion).

Related nonaccrual receivables totaled $7.1 billion (2.9% of outstanding receivables) at June 30, 2014 compared with $7.9 billion (3.1% of outstanding receivables), at December 31, 2013. Nonaccrual receivables decreased from December 31, 2013 primarily due to payoffs, collections and write-offs in our Real Estate and CLL - International portfolios.

The allowance for losses remained constant at $5.2 billion at June 30, 2014 representing our best estimate of probable losses inherent in the portfolio. The allowance for losses decreased from December 31, 2013, primarily because of the reclassification of GEMB-Nordic to held for sale, partially offset by write-offs, net of recoveries that were lower than provisions. Write-offs, net of recoveries were lower than provisions due to a decrease in our Commercial and Real Estate allowance for losses as a result of write-offs and resolutions, partially offset by an increase in provisions in our Consumer U.S. installment and revolving portfolio. The allowance for losses as a percent of total financing receivables increased from 2.0% at December 31, 2013 to 2.1% at June 30, 2014, reflecting a consistent allowance for losses and a decrease in overall financing receivables as discussed above. Further information surrounding the allowance for losses related to each of our portfolios is detailed below.

(69)

 Selected Ratios Related to Nonaccrual Financing Receivables and the Allowance for Losses

	Nonaccrual financing receivables		Allowance for losses		Allowance for losses
	as a percent of		as a percent of		as a percent of
	total financing receivables at		nonaccrual financing receivables at		total financing receivables at

	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013

Commercial
CLL
Americas	1.9%	1.8%	32.4%	37.1%	0.6%	0.7%
International	2.7	3.1	34.9	34.6	0.9	1.1
Total CLL	2.2	2.3	33.6	35.8	0.8	0.8
Energy Financial
Services	2.7	0.1	27.6	200.0	0.8	0.3
GECAS	1.8	–	13.7	–	0.2	0.2
Other	–	1.9	–	33.3	–	0.6
Total Commercial	2.2	2.1	32.3	36.6	0.7	0.8

Real Estate	9.8	12.8	8.3	7.5	0.8	1.0

Consumer
Non-U.S. residential
mortgages(a)	7.0	7.1	19.7	16.6	1.4	1.2
Non-U.S. installment
and revolving credit	0.5	0.6	972.5	675.0	4.6	4.3
U.S. installment and
revolving credit	–	–	(b)	(b)	5.5	5.1
Non-U.S. auto	0.9	0.9	712.5	311.1	6.5	2.7
Other	3.9	5.0	47.2	42.7	1.8	2.2
Total Consumer	2.4	2.4	169.5	151.9	4.0	3.7

Total	2.9	3.1	72.3	65.4	2.1	2.0

(a)
Included nonaccrual financing receivables as a percent of financing receivables of 7.5% and 7.8%, allowance for losses as a percent of nonaccrual receivables of 14.2% and 13.0% and allowance for losses as a percent of total financing receivables of 1.1% and 1.0% at June 30, 2014 and December 31, 2013, respectively, primarily related to loans, net of credit insurance, whose terms permitted repayments that are less than the repayments for fully amortizing loans and high loan-to-value ratios at inception (greater than 90%). Compared to the overall Non-U.S. residential mortgage loan portfolio, the ratio of allowance for losses as a percent of nonaccrual financing receivables for these loans is lower, driven primarily by the higher mix of such products in the U.K. and France portfolios and as a result of the better performance and collateral realization experience in these markets.

(b)	Not meaningful.

Included below is a discussion of financing receivables, allowance for losses, nonaccrual receivables and related metrics for each of our significant portfolios.

CLL – Americas.  Nonaccrual receivables of $1.3 billion represented 18.3% of total nonaccrual receivables at June 30, 2014. The ratio of allowance for losses as a percent of nonaccrual receivables decreased from 37.1% at December 31, 2013, to 32.4% at June 30, 2014, reflecting write-offs on previously impaired accounts and an increase in nonaccrual receivables in our Canadian and media portfolios, partially offset by our industrial materials portfolio. The ratio of nonaccrual receivables as a percent of financing receivables increased from 1.8% at December 31, 2013 to 1.9% at June 30, 2014, reflecting increased nonaccrual receivables for the reasons described above. Collateral supporting these nonaccrual financing receivables primarily includes assets in the restaurant and hospitality, trucking and industrial equipment industries and corporate aircraft, and for our leveraged finance business, equity of the underlying businesses.

(70)

CLL – International. Nonaccrual receivables of $1.2 billion represented 17.2% of total nonaccrual receivables at June 30, 2014. The ratio of allowance for losses as a percent of nonaccrual receivables increased from 34.6% at December 31, 2013 to 34.9% at June 30, 2014, reflecting a decrease in nonaccrual receivables and allowance for losses in our Interbanca S.p.A. portfolio primarily as a result of account resolutions and sales of nonaccrual receivables in Korea. Approximately 50% of our CLL – International nonaccrual receivables are attributable to the Interbanca S.p.A. portfolio, which was acquired in 2009. The loans acquired with Interbanca S.p.A. were recorded at fair value, which incorporates an estimate at the acquisition date of credit losses over their remaining life. Accordingly, these loans generally have a lower ratio of allowance for losses as a percent of nonaccrual receivables compared to the remaining portfolio. Excluding the nonaccrual loans attributable to the 2009 acquisition of Interbanca S.p.A., the ratio of allowance for losses as a percent of nonaccrual receivables increased from 42.2% at December 31, 2013, to 45.2% at June 30, 2014, primarily due to sales of nonaccrual receivables in Korea. The ratio of nonaccrual receivables as a percent of financing receivables decreased from 3.1% at December 31, 2013 to 2.7% at June 30, 2014, for the reasons described above. Collateral supporting these secured nonaccrual financing receivables are primarily equity of the underlying businesses, purchased receivables, commercial real estate, manufacturing and other equipment, and corporate aircraft.

Real Estate.  Nonaccrual receivables of $1.9 billion represented 27.3% of total nonaccrual receivables at June 30, 2014. The decrease in nonaccrual receivables from December 31, 2013, was primarily due to Asian office collections and resolutions as well as the resolution of North American office, multi-family and hotel nonaccrual loans, and European retail nonaccrual loans through payoffs and collections. The ratio of allowance for losses as a percent of nonaccrual receivables increased from 7.5% to 8.3% reflecting decreases in the allowance for losses at a higher rate than decreases in nonaccrual loans as mentioned above. The ratio of allowance for losses as a percent of total financing receivables decreased from 1.0% at December 31, 2013 to 0.8% at June 30, 2014, driven primarily by the reduction in overall reserves due to improving market conditions and new loan originations in 2014.

The Real Estate financing receivables portfolio is collateralized by income-producing or owner-occupied commercial properties across a variety of asset classes and markets. At June 30, 2014, total Real Estate financing receivables of $19.8 billion were primarily collateralized by office buildings ($6.0 billion), apartment buildings ($3.5 billion), retail facilities ($3.1 billion), warehouse properties ($2.4 billion) and hotel properties ($1.7 billion). In 2014, commercial real estate markets continue to show signs of improved stability and liquidity in certain markets; however, the pace of improvement varies significantly by asset class and market and the long-term outlook remains uncertain. We have and continue to maintain an intense focus on operations and risk management. Loan loss reserves related to our Real Estate–Debt financing receivables are particularly sensitive to declines in underlying property values. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any attempts to forecast potential losses carry a high degree of imprecision and are subject to change. At June 30, 2014, we had 115 foreclosed commercial real estate properties totaling $1.0 billion.

Consumer − Non-U.S. residential mortgages. Nonaccrual receivables of $2.1 billion represented 29.2% of total nonaccrual receivables at June 30, 2014. The ratio of allowance for losses as a percent of nonaccrual receivables increased from 16.6% at December 31, 2013, to 19.7% at June 30, 2014, due to an increase in provisions as a result of recent legislation on consumer pricing in Hungary. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 75% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 72% and 56%, respectively, and about 6% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Re-indexed loan-to-value ratios may not reflect actual realizable values of future repossessions. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At June 30, 2014, we had in repossession stock 305 houses in the U.K., which had a value of less than $0.1 billion. The ratio of nonaccrual receivables as a percent of financing receivables decreased from 7.1% at December 31, 2013 to 7.0% at June 30, 2014, as a result of lower nonaccrual receivables due to improved collections primarily in our U.K. and Spain portfolios.

Consumer − Non-U.S. installment and revolving credit. Nonaccrual receivables of $0.1 billion represented 0.7% of total nonaccrual receivables at June 30, 2014. The ratio of allowance for losses as a percent of financing receivables increased from 4.3% at December 31, 2013 to 4.6% at June 30, 2014, primarily reflecting the reclassification of GEMB-Nordic to held for sale.

(71)

Consumer − U.S. installment and revolving credit. The ratio of allowance for losses as a percent of financing receivables increased from 5.1% at December 31, 2013 to 5.5% at June 30, 2014, reflecting an increase in the projected net write-offs over the next 12 months.

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

Loans Classified as Impaired and Specific Reserves

(In millions)	June 30, 2014	December 31, 2013

Loans requiring allowance for losses
Commercial(a)	$752	$1,116
Real Estate	654	1,245
Consumer	2,607	2,879
Total loans requiring allowance for losses	4,013	5,240

Loans expected to be fully recoverable
Commercial(a)	3,029	2,776
Real Estate	2,337	2,615
Consumer	88	109
Total loans expected to be fully recoverable	5,454	5,500
Total impaired loans	$9,467	$10,740

Allowance for losses (specific reserves)
Commercial(a)	$223	$328
Real Estate	38	74
Consumer	514	567
Total allowance for losses (specific reserves)	$775	$969

Average investment during the period	$10,270	$12,347
Interest income earned while impaired(b)	216	626

(a)	Includes CLL, Energy Financial Services, GECAS and Other.

(b)	Recognized principally on an accrual basis.

We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We evaluate a Real Estate loan for impairment when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with its contractual terms.

Of our $3.0 billion of impaired loans at Real Estate at June 30, 2014, $2.7 billion are currently paying in accordance with the contractual terms of the loan and are typically loans where the borrower has adequate debt service coverage to meet contractual interest obligations. Impaired loans at CLL primarily represent senior secured lending positions.

(72)

Impaired Loan Balance Classified by the Method Used To Measure Impairment

(In millions)	June 30, 2014	December 31, 2013

Discounted cash flow	$4,820	$5,558
Collateral value	4,647	5,182
Total	$9,467	$10,740

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a troubled debt restructuring (TDR), and also as impaired. Changes to Real Estate’s loans primarily include forbearance, maturity extensions and changes to collateral or covenant terms or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At June 30, 2014, TDRs included in impaired loans were $8.2 billion, primarily relating to Real Estate ($2.8 billion), CLL ($2.7 billion) and Consumer ($2.6 billion).

Real Estate TDRs decreased from $3.6 billion at December 31, 2013 to $2.8 billion at June 30, 2014, primarily driven by resolution of TDRs through paydowns. For borrowers with demonstrated operating capabilities, we work to restructure loans when the cash flow and projected value of the underlying collateral support repayment over the modified term. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. For the six months ended June 30, 2014, we modified $0.5 billion of loans classified as TDRs. Changes to these loans primarily included forbearance, maturity extensions and changes to collateral or covenant terms or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios have typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. We received the same or additional compensation in the form of rate increases and fees for the majority of these TDRs. Of our $1.3 billion and $2.9 billion of modifications classified as TDRs in the last 12 months ended June 30, 2014 and 2013, respectively, $0.2 billion and $0.1 billion have subsequently experienced a payment default in the six months ended June 30, 2014 and 2013, respectively.

The substantial majority of the Real Estate TDRs have reserves determined based upon collateral value. Our specific reserves on Real Estate TDRs were less than $0.1 billion at June 30, 2014 and $0.1 billion at December 31, 2013, and were 1.3% and 1.9%, respectively, of Real Estate TDRs. In many situations these loans did not require a specific reserve as collateral value adequately covered our recorded investment in the loan. While these modified loans had adequate collateral coverage, we were still required to complete our TDR classification evaluation on each of the modifications without regard to collateral adequacy.

We utilize certain short-term (three months or less) loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our non-U.S. residential mortgage and non-U.S. installment and revolving portfolios. We sold our U.S. residential mortgage business in 2007 and, as such, do not participate in the U.S. government-sponsored mortgage modification programs. For the six months ended June 30, 2014, we provided short-term modifications of less than $0.1 billion of consumer loans for borrowers experiencing financial difficulties, substantially all in our non-U.S. residential mortgage, credit card and personal loan portfolios, which are not classified as TDRs. For these modified loans, we provided insignificant interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We expect borrowers whose loans have been modified under these short-term programs to continue to be able to meet their contractual obligations upon the conclusion of the short-term modification. In addition, we have modified $0.6 billion of Consumer loans for the six months ended June 30, 2014, which are classified as TDRs. Further information on Consumer impaired loans is provided in Note 5 to the condensed, consolidated financial statements.

Delinquencies

For additional information on delinquency rates at each of our major portfolios, see Note 18 to the condensed, consolidated financial statements.

(73)

All Other Assets

All other assets of our financial services business comprises mainly real estate equity properties and investments, equity and cost method investments, derivative instruments and assets held for sale, and totaled $46.1 billion at June 30, 2014, a decrease of $1.3 billion from December 31, 2013, primarily related to the sale of certain held-for-sale real estate and aircraft ($3.6 billion), the net sale of loans held for sale ($2.2 billion), the net decrease in equity and cost method investments ($1.0 billion), primarily net loan repayments, and the sale of certain real estate investments ($0.6 billion). These decreases were partially offset by a net increase in assets held for sale ($6.2 billion). During the three and six months ended June 30, 2014, we recognized $0.1 billion and $0.3 billion, respectively, of pre-tax other-than-temporary impairments of cost and equity method investments, excluding those related to real estate.

Included in other assets are Real Estate equity investments of $13.0 billion and $13.7 billion and Real Estate equity assets classified as held for sale of $0.2 billion and $0.7 billion at June 30, 2014 and December 31, 2013, respectively. Our portfolio is diversified, both geographically and by asset type. We review the estimated values of our commercial real estate investments at least annually, or more frequently as conditions warrant. Commercial real estate valuations have shown signs of improved stability and liquidity in certain markets, primarily in the U.S.; however, the pace of improvement varies significantly by asset class and market. Accordingly, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. During the three and six months ended June 30, 2014 Real Estate recognized pre-tax impairments of $0.1 billion in both periods in its real estate held for investment. Real Estate investments with undiscounted cash flows in excess of carrying value of 0% to 5% at June 30, 2014 had a carrying value of $0.3 billion and an associated estimated unrealized loss of an insignificant amount. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized.

FOREIGN EXPOSURE

GECC Selected European Exposures

At June 30, 2014, we had $73.9 billion in financing receivables to consumer and commercial customers in Europe. The GECC financing receivables portfolio in Europe is well diversified across European geographies and customers. Approximately 93% of the portfolio is secured by collateral and represents approximately 500,000 commercial customers. Several European countries, including Spain, Portugal, Ireland, Italy, Greece and Hungary (focus countries), have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The carrying value of GECC funded exposures in these focus countries and in the rest of Europe comprised the following at June 30, 2014.

(74)

							Rest of	Total
(In millions)	Spain	Portugal	Ireland	Italy	Greece	Hungary	Europe	Europe

June 30, 2014
Financing receivables, before allowance
for losses on financing receivables	$1,508	$229	$279	$6,254	$2	$2,859	$63,981	$75,112
Allowance for losses on
financing receivables	(94)	(18)	(3)	(201)	-	(221)	(659)	(1,196)

Financing receivables, net of allowance
for losses on financing receivables(a)(b)	1,414	211	276	6,053	2	2,638	63,322	73,916
Investments(c)(d)	3	-	-	474	-	76	2,124	2,677
Cost and equity method investments(e)	303	-	462	42	34	-	1,676	2,517
Derivatives, net of collateral(c)(f)	2	-	-	67	-	-	164	233
ELTO(g)	485	212	346	722	236	320	9,896	12,217
Real estate held for investment(g)	666	-	-	415	-	-	4,124	5,205

Total funded exposures(h)(i)	$2,873	$423	$1,084	$7,773	$272	$3,034	$81,306	$96,765

Unfunded commitments(j)	$17	$8	$102	$214	$4	$868	$5,679	$6,892

(a)	Financing receivable amounts are classified based on the location or nature of the related obligor.

(b)
Substantially all relates to non-sovereign obligors. Included residential mortgage loans of approximately $29.3 billion before consideration of purchased credit protection. We have third-party mortgage insurance for less than 10% of these residential mortgage loans, which were primarily originated in France and the U.K.

(c)	Investments and derivatives are classified based on the location of the parent of the obligor or issuer.

(d)
Included $0.8 billion related to financial institutions, $0.3 billion related to non-financial institutions and $1.6 billion related to sovereign issuers. Sovereign issuances totaled $0.1 billion and less than $0.1 billion related to Italy and Hungary, respectively. We held no investments issued by sovereign entities in the other focus countries.

(e)	Substantially all is non-sovereign.

(f)	Net of cash collateral; entire amount is non-sovereign.

(g)
These assets are held under long-term investment and operating strategies, and our ELTO strategies contemplate an ability to redeploy assets under lease should default by the lessee occur. The values of these assets could be subject to decline or impairment in the current environment.

(h)
Excluded $39.2 billion of cash and equivalents, which is composed of $24.6 billion of cash on short-term placement with highly rated global financial institutions based in Europe, sovereign central banks and agencies or supranational entities, of which $1.7 billion is in focus countries, and $14.6 billion of cash and equivalents placed with highly rated European financial institutions on a short-term basis, secured by U.S. Treasury securities ($5.5 billion) and sovereign bonds of non-focus countries ($9.1 billion), where the value of our collateral exceeds the amount of our cash exposure.

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

Other

For our operations in Venezuela, determining the appropriate exchange rate for remeasurement of bolivar-denominated monetary assets and liabilities into U.S. dollars continues to be subject to uncertainty. In addition to the official exchange mechanism maintained by the government, which we currently use to remeasure our bolivar-denominated net monetary assets, there are two alternative exchange mechanisms (SICAD1 and SICAD2), which are subject to specific requirements for their use. While these alternative exchange mechanisms are also administered by the government, transaction volumes to date have been limited. We continue to monitor the evolving situation in Venezuela and will reevaluate the determination of the appropriate exchange rate for remeasurement in light of current developments related to these alternative exchange

(75)

mechanisms. Net monetary assets subject to remeasurement were approximately $125 million at June 30, 2014, including approximately $31 million in Bolivar denominated cash and cash equivalents and approximately $65 million related to a non-consolidated investment.  We also continue to monitor the effects of economic and operating environment in Venezuela on recoverable amounts of bolivar denominated non-monetary assets.

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

NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

GECC submitted its first resolution plan to the FRB and Federal Deposit Insurance Corporation (FDIC) on June 30, 2014.  GECC’s resolution plan describes how GECC could be resolved under existing insolvency regimes in a manner that mitigates potential disruption to the U.S. financial system and the global financial markets without the use of government support or taxpayer funds.  If the FRB and FDIC determine that GECC’s resolution plan is deficient, the Dodd-Frank Act authorizes the FRB and FDIC to impose more stringent capital, leverage or liquidity requirements on GECC or restrict its growth or activities until it submits a plan remedying the deficiencies. If the FRB and FDIC ultimately determine that GECC has not adequately addressed the deficiencies, they could order GECC to divest assets or operations in order to facilitate orderly resolution in the event of its failure.

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

(76)

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2014, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

(77)

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

Five WMC cases are pending in the United States District Court for the District of Connecticut. Four of these cases were initiated in 2012, and one was initiated in the third quarter 2013. Deutsche Bank National Trust Company (Deutsche Bank) is the adverse party in four cases, and Law Debenture Trust Company of New York (Law Debenture) is the adverse party in one case. The Deutsche Bank complaints assert claims on approximately $4,300 million of mortgage loans and seek to recover damages in excess of approximately $1,800 million. The Law Debenture complaint asserts claims on approximately $800 million of mortgage loans, and alleges losses on these loans in excess of approximately $425 million. On March 31, 2014, the District Court denied WMC’s motions to dismiss these cases.

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

The amounts of the claims at issue in these cases (discussed above) reflect the purchase price or unpaid principal balances of the mortgage loans at issue at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. All of the mortgage loans involved in these lawsuits are included in WMC’s reported claims at June 30, 2014.

(78)

ITEM 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

						Approximate
						dollar value
				Total number		of shares that
				of shares		may yet be
				purchased		purchased
				as part of		under our
	Total number		Average	our share		share
	of shares		price paid	repurchase		repurchase
Period(a)	purchased	(a)(b)	per share	program	(a)(c)	program
(Shares in thousands)

2014
April	6,698		$26.10	6,585
May	716		$26.56	676
June	4,469		$26.74	4,414
Total	11,883		$26.37	11,675		$10.8	billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.

(b)	This category included 208 thousand shares repurchased from our various benefit plans.

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

(79)

ITEM 6. EXHIBITS.

Exhibit 10(a)	Time Sharing Agreement dated April 30, 2014 between General Electric Company and Keith S. Sherin.
Exhibit 11 Exhibit 12	Computation of Per Share Earnings.* Computation of Ratio of Earnings to Fixed Charges.
Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.
Exhibit 99(a)	Financial Measures That Supplement Generally Accepted Accounting Principles.
Exhibit 99(b)
Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12 to General Electric Capital Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 (Commission file number 001-06461)).

Exhibit 101
The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three and six months ended June 30, 2014 and 2013, (ii) Condensed, Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iii) Condensed, Consolidated Statement of Changes in Shareowners’ Equity for the six months ended June 30, 2014 and 2013, (iv) Condensed Statement of Financial Position at June 30, 2014 and December 31, 2013, (v) Condensed Statement of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) Notes to Condensed, Consolidated Financial Statements.

*Data required by Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share, is provided in Note 13 to the Condensed, Consolidated Financial Statements in this Report.

(80)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)

July 31, 2014	/s/ Jan R. Hauser
Date	Jan R. Hauser Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(81)