Form 10-Q
period 2014-11-03
GENERAL ELECTRIC CO
filed 2014-11-04
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 10,042,192,011 shares of common stock with a par value of $0.06 per share outstanding at September 30, 2014.

(1)

General Electric Company
Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Statement of Earnings	4
Condensed, Consolidated Statement of Comprehensive Income	6
Condensed, Consolidated Statement of Changes in Shareowners' Equity	6
Condensed Statement of Financial Position	7
Condensed Statement of Cash Flows	8
Notes to Condensed, Consolidated Financial Statements (Unaudited)	9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	53
Item 3. Quantitative and Qualitative Disclosures About Market Risk	79
Item 4. Controls and Procedures	79

PART II - OTHER INFORMATION
Item 1. Legal Proceedings Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers Item 6. Exhibits Signatures	80 81 82 83

(2)

FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," or "target." Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about expected income; earnings per share; revenues; organic growth; margins; cost structure; restructuring charges; cash flows; return on capital; capital expenditures, capital allocation or capital structure; dividends; and the split between Industrial and GE Capital earnings. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: current economic and financial conditions, including interest and exchange rate volatility, commodity and equity prices and the value of financial assets; the impact of conditions in the financial and credit markets on the availability and cost of General Electric Capital Corporation's (GECC) funding, GECC's exposure to counterparties and our ability to reduce GECC's asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; pending and future mortgage securitization claims and litigation in connection with WMC, which may affect our estimates of liability, including possible loss estimates; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the adequacy of our cash flows and earnings and other conditions which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels; GECC's ability to pay dividends to GE at the planned level, which may be affected by GECC's cash flows and earnings, financial services regulation and oversight, and other factors; our ability to convert pre-order commitments/wins into orders; the price we realize on orders since commitments/wins are stated at list prices; customer actions or developments such as early aircraft retirements or reduced energy demand and other factors that may affect the level of demand and financial performance of the major industries and customers we serve; the effectiveness of our risk management framework; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation; adverse market conditions, timing of and ability to obtain required bank regulatory approvals, or other factors relating to us or Synchrony Financial that could prevent us from completing the Synchrony split-off as planned; our capital allocation plans, as such plans may change including with respect to the timing and size of share repurchases, acquisitions, joint ventures, dispositions and other strategic actions; our success in completing announced transactions, such as the proposed transactions and alliances with Alstom, and our ability to realize anticipated earnings and savings; our success in integrating acquired businesses and operating joint ventures; the impact of potential information technology or data security breaches; and the other factors that are described in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.

CORPORATE INFORMATION

GE's Investor Relations website at www.ge.com/investor and our corporate blog at www.gereports.com, as well as GE's Facebook page and Twitter accounts, contain a significant amount of information about GE, including financial and other information for investors. GE encourages investors to visit these websites from time to time, as information is updated and new information is posted.
(3)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

General Electric Company and consolidated affiliates
Condensed Statement of Earnings
(Unaudited)
	Three months ended September 30
	Consolidated		GE(a)		Financial Services (GECC)
(In millions, except share amounts)	2014	2013	2014	2013	2014	2013

Revenues and other income
Sales of goods	$18,723	$17,967	$18,764	$17,994	$28	$33
Sales of services	7,167	7,185	7,261	7,268	-	-
Other income	258	363	236	271	-	-
GECC earnings from continuing operations	-	-	1,492	1,903	-	-
GECC revenues from services (Note 12)	10,026	10,146	-	-	10,423	10,573
Total revenues and other income	36,174	35,661	27,753	27,436	10,451	10,606

Costs and expenses
Cost of goods sold	15,232	14,657	15,274	14,690	25	29
Cost of services sold	4,508	4,798	4,603	4,881	-	-
Interest and other financial charges	2,357	2,445	377	338	2,093	2,224
Investment contracts, insurance losses and
insurance annuity benefits	662	672	-	-	700	714
Provision for losses on financing receivables	957	789	-	-	957	789
Other costs and expenses	8,543	8,680	3,686	3,921	5,082	4,934
Total costs and expenses	32,259	32,041	23,940	23,830	8,857	8,690

Earnings from continuing operations
before income taxes	3,915	3,620	3,813	3,606	1,594	1,916
Benefit (provision) for income taxes	(463)	(348)	(416)	(344)	(47)	(3)
Earnings from continuing operations	3,452	3,272	3,397	3,262	1,547	1,913
Earnings (loss) from discontinued operations,
net of taxes	57	(91)	57	(91)	57	(91)
Net earnings	3,509	3,181	3,454	3,171	1,604	1,822
Less net earnings (loss) attributable to
noncontrolling interests	(28)	(10)	(83)	(20)	55	10
Net earnings attributable to the Company	3,537	3,191	3,537	3,191	1,549	1,812
Preferred stock dividends declared	-	-	-	-	-	-
Net earnings attributable to GE common
shareowners	$3,537	$3,191	$3,537	$3,191	$1,549	$1,812

Amounts attributable to GE common shareowners:
Earnings from continuing operations	$3,452	$3,272	$3,397	$3,262	$1,547	$1,913
Less net earnings (loss) attributable to noncontrolling interests	(28)	(10)	(83)	(20)	55	10
Earnings from continuing operations attributable
to the Company	3,480	3,282	3,480	3,282	1,492	1,903
GECC preferred stock dividends declared	-	-	-	-	-	-
Earnings from continuing operations attributable
to GE common shareowners	3,480	3,282	3,480	3,282	1,492	1,903
Earnings (loss) from discontinued operations,
net of taxes	57	(91)	57	(91)	57	(91)
Net earnings attributable to GE common shareowners	$3,537	$3,191	$3,537	$3,191	$1,549	$1,812

Per-share amounts
Earnings from continuing operations
Diluted earnings per share	$0.34	$0.32
Basic earnings per share	$0.35	$0.32

Net earnings
Diluted earnings per share	$0.35	$0.31
Basic earnings per share	$0.35	$0.31

Dividends declared per common share	$0.22	$0.19

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis.

See Note 3 for other-than-temporary impairment amounts.

See accompanying notes. Separate information is shown for "GE" and "Financial Services (GECC)." Transactions between GE and GECC have been eliminated from the "Consolidated" columns.

(4)

General Electric Company and consolidated affiliates
Condensed Statement of Earnings
(Unaudited)
	Nine months ended September 30
	Consolidated		GE(a)		Financial Services (GECC)
(In millions, except share amounts)	2014	2013	2014	2013	2014	2013

Revenues and other income
Sales of goods	$53,893	$50,902	$54,017	$50,970	$89	$90
Sales of services	21,945	20,939	22,245	21,218	-	-
Other income	792	2,082	689	1,893	-	-
GECC earnings from continuing operations	-	-	5,289	5,765	-	-
GECC revenues from services (Note 12)	29,955	31,740	-	-	31,124	32,900
Total revenues and other income	106,585	105,663	82,240	79,846	31,213	32,990

Costs and expenses
Cost of goods sold	43,600	41,390	43,729	41,474	81	75
Cost of services sold	14,668	13,871	14,969	14,150	-	-
Interest and other financial charges	7,116	7,648	1,142	988	6,325	6,994
Investment contracts, insurance losses and
insurance annuity benefits	1,940	2,022	-	-	2,041	2,131
Provision for losses on financing receivables	2,895	3,256	-	-	2,895	3,256
Other costs and expenses	25,216	25,984	11,355	11,881	14,477	14,631
Total costs and expenses	95,435	94,171	71,195	68,493	25,819	27,087

Earnings from continuing operations
before income taxes	11,150	11,492	11,045	11,353	5,394	5,903
Benefit (provision) for income taxes	(1,172)	(1,166)	(1,143)	(1,065)	(29)	(100)
Earnings from continuing operations	9,978	10,326	9,902	10,288	5,365	5,803
Earnings (loss) from discontinued operations,
net of taxes	28	(335)	28	(335)	33	(334)
Net earnings	10,006	9,991	9,930	9,953	5,398	5,469
Less net earnings (loss) attributable to
noncontrolling interests	(75)	140	(151)	102	76	38
Net earnings attributable to the Company	10,081	9,851	10,081	9,851	5,322	5,431
Preferred stock dividends declared	-	-	-	-	(161)	(135)
Net earnings attributable to GE common
shareowners	$10,081	$9,851	$10,081	$9,851	$5,161	$5,296

Amounts attributable to GE common shareowners:
Earnings from continuing operations	$9,978	$10,326	$9,902	$10,288	$5,365	$5,803
Less net earnings (loss) attributable to noncontrolling interests	(75)	140	(151)	102	76	38
Earnings from continuing operations attributable
to the Company	10,053	10,186	10,053	10,186	5,289	5,765
GECC preferred stock dividends declared	-	-	-	-	(161)	(135)
Earnings from continuing operations attributable
to GE common shareowners	10,053	10,186	10,053	10,186	5,128	5,630
Earnings (loss) from discontinued operations,
net of taxes	28	(335)	28	(335)	33	(334)
Net earnings attributable to GE common shareowners	$10,081	$9,851	$10,081	$9,851	$5,161	$5,296

Per-share amounts
Earnings from continuing operations
Diluted earnings per share	$0.99	$0.98
Basic earnings per share	$1.00	$0.99

Net earnings
Diluted earnings per share	$0.99	$0.95
Basic earnings per share	$1.00	$0.96

Dividends declared per common share	$0.66	$0.57

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis.
See Note 3 for other-than-temporary impairment amounts.
See accompanying notes. Separate information is shown for "GE" and "Financial Services (GECC)." Transactions between GE and GECC have been eliminated from the "Consolidated" columns.
(5)

General Electric Company and consolidated affiliates
Condensed, Consolidated Statement of Comprehensive Income
(Unaudited)
	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Net earnings	$3,509	$3,181	$10,006	$9,991
Less net earnings (loss) attributable to
noncontrolling interests	(28)	(10)	(75)	140
Net earnings attributable to the Company	$3,537	$3,191	$10,081	$9,851

Other comprehensive income (loss)
Investment securities	$(284)	$170	$450	$(362)
Currency translation adjustments	(1,590)	(383)	(1,649)	(469)
Cash flow hedges	55	58	136	351
Benefit plans	859	765	2,072	2,826
Other comprehensive income (loss)	(960)	610	1,009	2,346
Less other comprehensive income (loss) attributable to
noncontrolling interests	(8)	10	(1)	(21)
Other comprehensive income (loss) attributable to the Company	$(952)	$600	$1,010	$2,367

Comprehensive income	$2,549	$3,791	$11,015	$12,337
Less comprehensive income (loss) attributable to
noncontrolling interests	(36)	-	(76)	119
Comprehensive income attributable to the Company	$2,585	$3,791	$11,091	$12,218

Amounts presented net of taxes. See Note 11 for further information about other comprehensive income and noncontrolling interests.

See accompanying notes.

General Electric Company and consolidated affiliates
Condensed, Consolidated Statement of Changes in Shareowners' Equity
(Unaudited)
	Nine months ended September 30
(In millions)	2014	2013

GE shareowners' equity balance at January 1	$130,566	$123,026
Increases from net earnings attributable to the Company	10,081	9,851
Dividends and other transactions with shareowners	(6,635)	(5,839)
Other comprehensive income (loss) attributable to the Company	1,010	2,367
Net sales (purchases) of shares for treasury	(444)	(6,454)
Changes in other capital	420	(259)
Ending balance at September 30	134,998	122,692
Noncontrolling interests	8,513	6,353
Total equity balance at September 30	$143,511	$129,045

See Note 11 for further information about changes in shareowners' equity.

See accompanying notes.

(6)

General Electric Company and consolidated affiliates
Condensed Statement of Financial Position
	Consolidated		GE(a)		Financial Services (GECC)
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(In millions, except share amounts)	2014	2013	2014	2013	2014	2013
	(Unaudited)		(Unaudited)		(Unaudited)
Assets
Cash and equivalents	$90,439	$88,555	$10,576	$13,682	$79,863	$74,873
Investment securities (Note 3)	47,016	43,981	318	323	46,701	43,662
Current receivables	21,957	21,388	11,461	10,970	-	-
Inventories (Note 4)	19,431	17,325	19,374	17,257	57	68
Financing receivables – net (Note 5 and 18)	226,553	241,940	-	-	237,405	253,029
Other GECC receivables	8,601	9,114	-	-	15,273	16,513
Property, plant and equipment – net (Note 6)	65,460	68,827	16,677	17,574	49,135	51,607
Investment in GECC	-	-	81,323	77,745	-	-
Goodwill (Note 7)	77,859	77,648	52,193	51,453	25,666	26,195
Other intangible assets – net (Note 7)	14,357	14,310	13,167	13,180	1,195	1,136
All other assets	71,241	70,808	24,705	23,708	47,140	47,366
Assets of businesses held for sale (Note 2)	5,777	50	2,619	-	3,158	50
Assets of discontinued operations (Note 2)	1,330	2,339	9	9	1,321	2,330
Total assets(b)	$650,021	$656,285	$232,422	$225,901	$506,914	$516,829

Liabilities and equity
Short-term borrowings (Note 8)	$69,916	$77,890	$2,043	$1,841	$68,676	$77,298
Accounts payable, principally trade accounts	16,758	16,471	15,693	16,353	7,182	6,549
Progress collections and price adjustments accrued	12,384	13,125	12,397	13,152	-	-
Dividends payable	2,209	2,220	2,209	2,220	-	-
Other GE current liabilities	12,695	13,381	12,695	13,381	-	-
Non-recourse borrowings of consolidated
securitization entities (Note 8)	30,231	30,124	-	-	30,231	30,124
Bank deposits (Note 8)	60,815	53,361	-	-	60,815	53,361
Long-term borrowings (Note 8)	213,179	221,665	14,543	11,515	198,735	210,279
Investment contracts, insurance liabilities
and insurance annuity benefits	27,491	26,544	-	-	27,991	26,979
All other liabilities	56,347	61,057	40,214	40,955	16,593	20,531
Deferred income taxes	1,612	(275)	(4,084)	(5,061)	5,696	4,786
Liabilities of businesses held for sale (Note 2)	1,721	6	807	-	914	6
Liabilities of discontinued operations (Note 2)	1,152	3,933	148	143	1,004	3,790
Total liabilities(b)	506,510	519,502	96,665	94,499	417,837	433,703

GECC preferred stock (50,000 shares outstanding
at both September 30, 2014 and December 31, 2013)	-	-	-	-	-	-
Common stock (10,042,192,000 and 10,060,881,000
shares outstanding at September 30, 2014 and
December 31, 2013, respectively)	702	702	702	702	-	-
Accumulated other comprehensive income (loss) – net(c)
Investment securities	755	307	755	307	830	309
Currency translation adjustments	(1,518)	126	(1,518)	126	(1,196)	(687)
Cash flow hedges	(121)	(257)	(121)	(257)	(105)	(293)
Benefit plans	(7,226)	(9,296)	(7,226)	(9,296)	(360)	(363)
Other capital	32,914	32,494	32,914	32,494	32,999	32,563
Retained earnings	152,497	149,051	152,497	149,051	54,105	51,165
Less common stock held in treasury	(43,005)	(42,561)	(43,005)	(42,561)	-	-
Total GE shareowners' equity	134,998	130,566	134,998	130,566	86,273	82,694
Noncontrolling interests(d) (Note 11)	8,513	6,217	759	836	2,804	432
Total equity	143,511	136,783	135,757	131,402	89,077	83,126
Total liabilities and equity	$650,021	$656,285	$232,422	$225,901	$506,914	$516,829

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis.
(b)	Our consolidated assets at September 30, 2014 included total assets of $49,456 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets included net financing receivables of $42,799 million and investment securities of $3,500 million. Our consolidated liabilities at September 30, 2014 included liabilities of certain VIEs for which the VIE creditors do not have recourse to GE. These liabilities included non-recourse borrowings of consolidated securitization entities (CSEs) of $28,780 million. See Note 16.
(c)	The sum of accumulated other comprehensive income (loss) (AOCI) attributable to the Company was $(8,110) million and $(9,120) million at September 30, 2014 and December 31, 2013, respectively.
(d)	Included AOCI attributable to noncontrolling interests of $(181) million and $(180) million at September 30, 2014 and December 31, 2013, respectively.
See accompanying notes. Separate information is shown for "GE" and "Financial Services (GECC)." Transactions between GE and GECC have been eliminated from the "Consolidated" columns.

(7)

General Electric Company and consolidated affiliates
Condensed Statement of Cash Flows
Nine months ended September 30 (Unaudited)
Consolidated			GE(a)		Financial Services (GECC)
(In millions)	2014	2013	2014	2013	2014	2013

Cash flows – operating activities
Net earnings	$10,006	$9,991	$9,930	$9,953	$5,398	$5,469
Less net earnings (loss) attributable to noncontrolling interests	(75)	140	(151)	102	76	38
Net earnings attributable to the Company	10,081	9,851	10,081	9,851	5,322	5,431
(Earnings) loss from discontinued operations	(28)	335	(28)	335	(33)	334
Adjustments to reconcile net earnings attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property,
plant and equipment	6,995	7,152	1,891	1,783	5,104	5,369
Earnings from continuing operations retained by GECC(b)	-	-	(3,068)	(1,818)	-	-
Deferred income taxes	(1,937)	(2,043)	(618)	(2,568)	(1,319)	525
Decrease (increase) in GE current receivables	(691)	196	(535)	(1,262)	-	-
Decrease (increase) in inventories	(2,768)	(1,795)	(2,771)	(1,759)	20	-
Increase (decrease) in accounts payable	1,377	971	1,054	574	811	741
Increase (decrease) in GE progress collections	(735)	918	(748)	944	-	-
Provision for losses on GECC financing receivables	2,895	3,256	-	-	2,895	3,256
All other operating activities	921	(1,631)	1,917	1,748	(1,083)	(3,848)
Cash from (used for) operating activities – continuing
operations	16,110	17,210	7,175	7,828	11,717	11,808
Cash from (used for) operating activities – discontinued
operations	135	(48)	(1)	(2)	136	(46)
Cash from (used for) operating activities	16,245	17,162	7,174	7,826	11,853	11,762

Cash flows – investing activities
Additions to property, plant and equipment	(9,701)	(10,129)	(2,806)	(2,705)	(7,351)	(7,581)
Dispositions of property, plant and equipment	4,914	4,119	-	-	4,935	4,119
Net decrease (increase) in GECC financing receivables	849	7,324	-	-	963	8,598
Proceeds from sale of discontinued operations	232	-	-	-	232	-
Proceeds from principal business dispositions	607	1,101	579	260	-	841
Proceeds from sale of equity interest in NBCU LLC	-	16,699	-	16,699	-	-
Net cash from (payments for) principal businesses purchased	(2,090)	(1,617)	(2,090)	(8,001)	-	6,384
All other investing activities	3,501	14,538	(254)	(946)	4,901	15,922
Cash from (used for) investing activities – continuing
operations	(1,688)	32,035	(4,571)	5,307	3,680	28,283
Cash from (used for) investing activities – discontinued
operations	(231)	(13)	1	2	(232)	(15)
Cash from (used for) investing activities	(1,919)	32,022	(4,570)	5,309	3,448	28,268

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	(5,957)	(9,949)	(704)	(164)	(6,611)	(9,917)
Net increase (decrease) in bank deposits	9,004	(2,229)	-	-	9,004	(2,229)
Newly issued debt (maturities longer than 90 days)	33,490	41,456	3,058	101	30,432	41,355
Repayments and other reductions (maturities longer
than 90 days)	(41,984)	(55,451)	(215)	(5,051)	(41,768)	(50,396)
Proceeds from issuance of GECC preferred stock	-	990	-	-	-	990
Net dispositions (purchases) of GE shares for treasury	(1,359)	(7,496)	(1,359)	(7,496)	-	-
Dividends paid to shareowners	(6,643)	(5,895)	(6,643)	(5,895)	(2,382)	(4,082)
Proceeds from initial public offering of Synchrony Financial	2,842	-	-	-	2,842	-
All other financing activities	(466)	(445)	246	115	(552)	(425)
Cash from (used for) financing activities – continuing
operations	(11,073)	(39,019)	(5,617)	(18,390)	(9,035)	(24,704)
Cash from (used for) financing activities – discontinued
operations	(6)	22	-	-	(6)	22
Cash from (used for) financing activities	(11,079)	(38,997)	(5,617)	(18,390)	(9,041)	(24,682)
Effect of currency exchange rate changes on cash
and equivalents	(1,360)	(1,038)	(93)	(52)	(1,267)	(986)
Increase (decrease) in cash and equivalents	1,887	9,149	(3,106)	(5,307)	4,993	14,362
Cash and equivalents at beginning of year	88,787	77,459	13,682	15,509	75,105	62,044
Cash and equivalents at September 30	90,674	86,608	10,576	10,202	80,098	76,406
Less cash and equivalents of discontinued operations
at September 30	130	152	-	-	130	152
Cash and equivalents of continuing operations
at September 30	$90,544	$86,456	$10,576	$10,202	$79,968	$76,254

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis.

(b)	Represents GECC earnings from continuing operations attributable to the Company, net of GECC dividends paid to GE.

See accompanying notes. Separate information is shown for "GE" and "Financial Services (GECC)." Transactions between GE and GECC have been eliminated from the "Consolidated" columns and are discussed in Note 17.

(8)

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed, consolidated financial statements represent the consolidation of General Electric Company (the Company) and all companies that we directly or indirectly control, either through majority ownership or otherwise. See Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (2013 consolidated financial statements), which discusses our consolidation and financial statement presentation. As used in this report on Form 10-Q (Report), "GE" represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), whose continuing operations are presented on a one-line basis; GECC consists of General Electric Capital Corporation and all of its affiliates; and "Consolidated" represents the adding together of GE and GECC with the effects of transactions between the two eliminated. Unless otherwise indicated, we refer to the caption revenues and other income simply as "revenues" throughout Item 1 of this Form 10-Q.

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

Synchrony Financial Initial Public Offering

On August 5, 2014, we completed the initial public offering (IPO) of our North American Retail Finance business, Synchrony Financial, as a first step in a planned, staged exit from that business. Synchrony Financial closed the IPO of 125 million shares of common stock at a price to the public of $23.00 per share and on September 3, 2014, Synchrony Financial issued an additional 3.5 million shares of common stock pursuant to an option granted to the underwriters in the IPO (Underwriters' Option).  We received net proceeds from the IPO and the Underwriters' Option of $2,842 million, which remain at Synchrony Financial. Following the closing of the IPO and the Underwriters' Option, we currently own approximately 85% of Synchrony Financial and as a result, GECC will continue to consolidate the business. In addition, in August 2014, Synchrony Financial completed issuances of $3,593 million of senior unsecured debt with maturities up to 10 years and $8,000 million of unsecured term loans maturing in 2019 under the New Bank Term Loan Facility with third party lenders.

Summary of Significant Accounting Policies

See the Notes in our 2013 consolidated financial statements for a summary of our significant accounting policies.

Accounting Changes

On January 1, 2014, we adopted Accounting Standards Update (ASU) 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. Under the revised guidance, the entire amount of the cumulative translation adjustment associated with the foreign entity will be released into earnings in the following circumstances: (a) the sale of a subsidiary or group of net assets within a foreign entity that represents a complete or substantially complete liquidation of that entity, (b) the loss of a controlling financial interest in an investment in a foreign entity, or (c) when the accounting for an investment in a foreign entity changes from the equity method to full consolidation. The revised guidance applies prospectively to transactions or events occurring on or after January 1, 2014.

(9)

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

In the second quarter of 2014, the Company elected to early adopt ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for reporting discontinued operations. To be classified as a discontinued operation, the disposal of a component or group of components must represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The ASU also expands the disclosure requirements for those transactions that meet the new criteria to be classified as discontinued operations. The revised accounting guidance applies prospectively to all disposals (or classifications as held for sale) of components of an entity and for businesses that, upon acquisition, are classified as held for sale on or after adoption. Early adoption is permitted for disposals (or classifications as held for sale) that have not been previously reported in financial statements. The effects of applying the revised guidance will vary based upon the nature and size of future disposal transactions. It is expected that fewer disposal transactions will meet the new criteria to be reported as discontinued operations.

2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities of Businesses Held for Sale

In the third quarter of 2014, we signed an agreement to sell our Appliances business with assets of $2,619 million and liabilities of $807 million to Electrolux for $3.3 billion. The transaction remains subject to customary closing conditions and regulatory approvals, and is targeted to close in 2015.

In the second quarter of 2014, we committed to sell GE Money Bank AB, our consumer finance business in Sweden, Denmark and Norway (GEMB-Nordic) with assets of $3,158 million and liabilities of $914 million to Santander. The transaction is targeted to close in the fourth quarter of 2014.

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

Financial Information for Assets and Liabilities of Businesses Held for Sale

(In millions)	September 30, 2014	December 31, 2013

Assets
Cash and equivalents	$105	$5
Inventories	696	-
Financing receivables – net	2,684	-
Property, plant, and equipment – net	915	-
Goodwill	590	24
Intangible assets – net	120	2
Other	667	19
Assets of businesses held for sale	$5,777	$50

Liabilities
Accounts payable	$480	$1
Other current liabilities	300	-
Bank deposits	757	-
Other	184	5
Liabilities of businesses held for sale	$1,721	$6

(10)

NBCU

On March 19, 2013, we closed a transaction to sell our remaining 49% common equity interest in NBCUniversal LLC (NBCU LLC) to Comcast Corporation (Comcast) for total consideration of $16,722 million, consisting of $11,997 million in cash, $4,000 million in Comcast guaranteed debt and $725 million in preferred stock. The $4,000 million of debt and the $725 million of preferred shares were both issued by a wholly-owned subsidiary of Comcast. During the three months ended March 31, 2013, both of these instruments were sold at approximately par value. In addition, Comcast is obligated to share with us potential tax savings associated with Comcast's purchase of our NBCU LLC interest, if realized. We did not recognize these potential future payments as consideration for the sale, but are recording such payments in income as they are received. GECC also sold real estate comprising certain floors located at 30 Rockefeller Center, New York and the CNBC property located in Englewood Cliffs, New Jersey to affiliates of NBCU LLC for $1,430 million in cash.

In the first quarter of 2013, as a result of the transactions, we recognized pre-tax gains of $1,096 million ($825 million after tax) on the sale of our 49% common equity interest in NBCU LLC and $921 million ($564 million after tax) on the sale of GECC's real estate properties.

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

Financial Information for Discontinued Operations

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Operations
Total revenues and other income (loss)	$(34)	$143	$(45)	$304

Earnings (loss) from discontinued operations
before income taxes	$(46)	$(10)	$(115)	$(186)
Benefit (provision) for income taxes	103	12	128	158
Earnings (loss) from discontinued operations,
net of taxes	$57	$2	$13	$(28)

Disposal
Gain (loss) on disposal before income taxes	$-	$(108)	$14	$(390)
Benefit (provision) for income taxes	-	15	1	83
Gain (loss) on disposal, net of taxes	$-	$(93)	$15	$(307)

Earnings (loss) from discontinued operations,
net of taxes(a)	$57	$(91)	$28	$(335)

(a)	The sum of GE industrial earnings (loss) from discontinued operations, net of taxes, and GECC earnings (loss) from discontinued operations, net of taxes, is reported as GE earnings (loss) from discontinued operations, net of taxes, on the Condensed Statement of Earnings.

(11)

(In millions)	September 30, 2014	December 31, 2013

Assets
Cash and equivalents	$130	$232
Financing receivables – net	1	711
Other	1,199	1,396
Assets of discontinued operations	$1,330	$2,339

Liabilities
Deferred income taxes	$229	$248
Other	923	3,685
Liabilities of discontinued operations	$1,152	$3,933

Other assets at September 30, 2014 and December 31, 2013 primarily comprised a deferred tax asset for a loss carryforward, which expires principally in 2017 and in part in 2019, related to the sale of our GE Money Japan business.

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

Financial Information for GE Money Japan

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Earnings (loss) from discontinued operations,
net of taxes	$62	$(80)	$59	$(196)

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

The remaining active claims have been brought by securitization trustees or administrators seeking recovery from WMC for alleged breaches of representations and warranties on mortgage loans that serve as collateral for residential mortgage-backed securities (RMBS). At September 30, 2014, such claims consisted of $3,694 million of individual claims generally submitted before the filing of a lawsuit (compared to $5,643 million at December 31, 2013) and $8,266 million of additional claims asserted against WMC in litigation without making a prior claim (Litigation Claims) (compared to $6,780 million at December 31, 2013). The total amount of these claims, $11,960 million, reflects the purchase price or unpaid principal balances of the loans at the time of purchase and does not give effect to pay downs or potential recoveries based upon the underlying collateral, which in many cases are substantial, nor to accrued interest or fees. As of September 30, 2014, these amounts do not include approximately $1,156 million of repurchase claims relating to alleged breaches of representations that are not in litigation and that are beyond the applicable statute of limitations. WMC believes that repurchase claims brought based upon representations and warranties made more than six years before WMC was notified of the claim would be disallowed in legal proceedings under applicable statutes of limitations. Subsequent to the end of the third quarter, WMC received additional Litigation Claims of $864 million and other non-Litigation Claims of $308 million, all of which are beyond the applicable statute of limitations.
(12)

Reserves related to repurchase claims made against WMC were $588 million at September 30, 2014, reflecting a net decrease to reserves in the nine months ended September 30, 2014 of $212 million due to settlement activity. The reserve estimate takes into account recent settlement activity that reduced WMC's exposure on certain claims and is based upon WMC's evaluation of the remaining exposures as a percentage of estimated mortgage loan losses within the pool of loans supporting each securitization.  Recent settlements reduced WMC's exposure on claims asserted in certain securitizations and the claim amounts reported above give effect to these settlements.

Rollforward of the Reserve

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Balance, beginning of period	$549	$787	$800	$633
Provision	40	18	142	172
Claim resolutions / rescissions	(1)	(5)	(354)	(5)
Balance, end of period	$588	$800	$588	$800

Given the significant recent claim and related litigation activity and WMC's continuing efforts to resolve the lawsuits involving claims made against WMC, it is difficult to assess whether future losses will be consistent with WMC's past experience. Adverse changes to WMC's assumptions supporting the reserve may result in an increase to these reserves. Taking into account both recent settlement activity and the potential variability of settlements, WMC estimates a range of reasonably possible loss from $0 to approximately $500 million over its recorded reserve at September 30, 2014. This estimate excludes any possible loss associated with an adverse court decision on the applicable statute of limitations, as WMC is unable at this time to develop such a meaningful estimate.

At September 30, 2014, there were 14 lawsuits involving claims made against WMC arising from alleged breaches of representations and warranties on mortgage loans included in 13 securitizations. Subsequent to the end of the third quarter, WMC learned of an additional lawsuit filed on October 10, 2014, bringing the total to 15 pending lawsuits on 14 securitizations. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. Although the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase of defective mortgage loan) and/or money damages. Adverse court decisions, including in cases not involving WMC, could result in new claims and lawsuits on additional loans. However, WMC continues to believe that it has defenses to the claims asserted in litigation, including, for example, based on causation and materiality requirements and applicable statutes of limitations. It is not possible to predict the outcome or impact of these defenses and other factors, any of which could materially affect the amount of any loss ultimately incurred by WMC on these claims.

WMC has also received indemnification demands, nearly all of which are unspecified, from depositors/underwriters/sponsors of RMBS in connection with lawsuits brought by RMBS investors concerning alleged misrepresentations in the securitization offering documents to which WMC is not a party. WMC believes that it has defenses to these demands.

To the extent WMC is required to repurchase loans, WMC's loss also would be affected by several factors, including pay downs, accrued interest and fees, and the value of the underlying collateral. The reserve and estimate of possible loss reflect judgment, based on currently available information, and a number of assumptions, including economic conditions, claim and settlement activity, pending and threatened litigation, court decisions regarding WMC's legal defenses, indemnification demands, government activity, and other variables in the mortgage industry. Actual losses arising from claims against WMC could exceed these amounts and additional claims and lawsuits could result if actual claim rates, governmental actions, litigation and indemnification activity, adverse court decisions, actual settlement rates or losses WMC incurs on repurchased loans differ from its assumptions.

Financial Information for WMC

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Total revenues and other income (loss)	$(35)	$(13)	$(70)	$(167)

Earnings (loss) from discontinued operations,
net of taxes	$(25)	$(11)	$(57)	$(116)

(13)

Other Financial Services

In the fourth quarter of 2013, we announced the planned disposition of Consumer Russia and classified the business as discontinued operations. At that time, we recorded a $170 million loss on the planned disposal. We completed the sale in the first quarter of 2014 for proceeds of $232 million.

Financial Information for Consumer Russia

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Total revenues and other income (loss)	$-	$64	$24	$195

Gain (loss) on disposal, net of taxes	$-	$-	$4	$-

Earnings (loss) from discontinued operations,
net of taxes	$(1)	$(9)	$(1)	$(22)

In the first quarter of 2013, we announced the planned disposition of CLL Trailer Services and classified the business as discontinued operations. We completed the sale in the fourth quarter of 2013 for proceeds of $528 million.

Financial Information for CLL Trailer Services

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Total revenues and other income (loss)	$-	$91	$1	$274

Gain (loss) on disposal, net of taxes	$-	$(21)	$12	$(118)

Earnings (loss) from discontinued operations,
net of taxes	$23	$(9)	$34	$(19)

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

	September 30, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

GE
Debt
U.S. corporate	$5	$2	$-	$7	$21	$14	$-	$35
Corporate – non-U.S.	14	-	-	14	13	-	(1)	12
Equity
Available-for-sale	305	4	(131)	178	302	9	(41)	270
Trading	119	-	-	119	6	-	-	6
	443	6	(131)	318	342	23	(42)	323

GECC
Debt
U.S. corporate	20,000	3,524	(99)	23,425	19,600	2,323	(217)	21,706
State and municipal	5,176	517	(89)	5,604	4,245	235	(191)	4,289
Residential mortgage-backed(a)	1,698	155	(25)	1,828	1,819	139	(48)	1,910
Commercial mortgage-backed	2,993	181	(40)	3,134	2,929	188	(82)	3,035
Asset-backed	7,767	12	(119)	7,660	7,373	60	(46)	7,387
Corporate – non-U.S.	1,569	175	(44)	1,700	1,741	103	(86)	1,758
Government – non-U.S.	2,250	129	(2)	2,377	2,336	81	(7)	2,410
U.S. government and federal
agency	579	53	-	632	752	45	(27)	770
Retained interests	25	2	-	27	64	8	-	72
Equity
Available-for-sale	251	51	(10)	292	203	51	(3)	251
Trading	22	-	-	22	74	-	-	74
	42,330	4,799	(428)	46,701	41,136	3,233	(707)	43,662

Eliminations	(3)	-	-	(3)	(4)	-	-	(4)
Total	$42,770	$4,805	$(559)	$47,016	$41,474	$3,256	$(749)	$43,981

(a)	Substantially collateralized by U.S. mortgages. At September 30, 2014, $1,218 million related to securities issued by government-sponsored entities and $610 million related to securities of private-label issuers. Securities issued by private-label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.

(15)

Estimated Fair Value and Gross Unrealized Losses of Available-for-Sale Investment Securities

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
(In millions)	fair value(a)	losses(a)(b)	fair value	losses(b)

September 30, 2014
Debt
U.S. corporate	$647	$(8)	$1,433	$(91)
State and municipal	134	(2)	649	(87)
Residential mortgage-backed	96	(1)	436	(24)
Commercial mortgage-backed	126	(1)	853	(39)
Asset-backed	7,172	(86)	274	(33)
Corporate – non-U.S.	29	-	317	(44)
Government – non-U.S.	880	(2)	2	-
U.S. government and federal agency	-	-	7	-
Retained interests	-	-	-	-
Equity	235	(141)	-	-
Total	$9,319	$(241)	$3,971	$(318)	(c)

December 31, 2013
Debt
U.S. corporate	$2,170	$(122)	$598	$(95)
State and municipal	1,076	(82)	367	(109)
Residential mortgage-backed	232	(11)	430	(37)
Commercial mortgage-backed	396	(24)	780	(58)
Asset-backed	112	(2)	359	(44)
Corporate – non-U.S.	108	(4)	454	(83)
Government – non-U.S.	1,479	(6)	42	(1)
U.S. government and federal agency	229	(27)	254	-
Retained interests	2	-	-	-
Equity	253	(44)	-	-
Total	$6,057	$(322)	$3,284	$(427)

(a)	Includes the estimated fair value of and gross unrealized losses on Corporate-non-U.S. and Equity securities held by GE. At September 30, 2014, the estimated fair value of and gross unrealized losses on Equity securities were $149 million and $(131) million, respectively. At December 31, 2013, the estimated fair value of and gross unrealized losses on Corporate-non-U.S. securities were $12 million and $(1) million, respectively. The estimated fair value of and gross unrealized losses on Equity securities were $222 million and $(41) million, respectively.
(b)	Included gross unrealized losses related to securities that had other-than-temporary impairments previously recognized of $(55) million at September 30, 2014.
(c)	The majority relate to debt securities held to support obligations to holders of GICs and more than 70% are debt securities that were considered to be investment-grade by the major rating agencies at September 30, 2014.

We regularly review investment securities for other-than-temporary impairment (OTTI) using both qualitative and quantitative criteria. For debt securities, our qualitative review considers our ability and intent to hold the security and the financial condition of and near-term prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Our quantitative review considers whether there has been an adverse change in expected future cash flows. Unrealized losses are not indicative of the amount of credit loss that would be recognized and at September 30, 2014 are primarily due to increases in market yields subsequent to our purchase of the securities. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell the vast majority of these securities before anticipated recovery of our amortized cost. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during the nine months ended September 30, 2014 have not changed. For equity securities, we consider the duration and the severity of the unrealized loss. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future.

Our corporate debt portfolio comprises securities issued by public and private corporations in various industries, primarily in the U.S. Substantially all of our corporate debt securities are rated investment grade by the major rating agencies.
(16)

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans, of which substantially all are in a senior position in the capital structure of the deals, not other structured products such as collateralized debt obligations. Of the total RMBS held at September 30, 2014, $1,218 million and $610 million related to agency and non-agency securities, respectively.  Additionally, $316 million was related to residential subprime credit securities, primarily supporting our guaranteed investment contracts. Substantially all of the subprime exposure is related to securities backed by mortgage loans originated in 2006 and prior. A majority of subprime RMBS have been downgraded to below investment grade and are insured by Monoline insurers (Monolines). We continue to place partial reliance on Monolines with adequate capital and claims paying resources depending on the extent of the Monoline's anticipated ability to cover expected credit losses.

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

Pre-tax, Other-Than-Temporary Impairments on Investment Securities

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Total pre-tax, OTTI recognized	$5	$62	$52	$523
Pre-tax, OTTI recognized in AOCI	-	(6)	(4)	(36)
Pre-tax, OTTI recognized in earnings(a)	$5	$56	$48	$487

(a)	Included pre-tax, other-than-temporary impairments recorded in earnings related to equity securities of an insignificant amount and $13 million in the three months ended September 30, 2014 and 2013, respectively, and $3 million and $14 million in the nine months ended September 30, 2014 and 2013, respectively.

Changes in Cumulative Credit Loss Impairments Recognized on Debt Securities Still Held

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Cumulative credit loss impairments recognized,
beginning of period	$1,171	$945	$1,193	$588
Credit loss impairments recognized on securities
not previously impaired	2	-	3	385
Incremental credit loss impairments recognized
on securities previously impaired	3	42	34	61
Less credit loss impairments previously
recognized on securities sold during the period	6	52	60	99
Cumulative credit loss impairments recognized,
end of period	$1,170	$935	$1,170	$935

Contractual Maturities of Investment in Available-for-Sale Debt Securities
(Excluding Mortgage-Backed and Asset-Backed Securities)

	Amortized	Estimated
(In millions)	cost	fair value

Due
Within one year	$1,850	$1,857
After one year through five years	3,807	4,150
After five years through ten years	5,294	5,626
After ten years	18,642	22,126

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.
(17)

Gross Realized Gains and Losses on Available-for-Sale Investment Securities

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

GE
Gains	$-	$-	$2	$1
Losses, including impairments	-	-	-	(20)
Net	-	-	2	(19)

GECC
Gains	42	34	104	219
Losses, including impairments	(8)	(60)	(53)	(477)
Net	34	(26)	51	(258)
Total	$34	$(26)	$53	$(277)

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

Proceeds from investment securities sales and early redemptions by issuers totaled $1,689 million and $4,240 million for the three and nine months ended September 30, 2014, respectively, principally from sales of short-term government securities in our bank subsidiaries and Treasury operations and redemptions of non-U.S. corporate and asset-backed securities in our CLL business.

Proceeds from investment securities sales and early redemptions by issuers totaled $2,890 million and $16,828 million for the three and nine months ended September 30, 2013, respectively, principally from the sale of Comcast guaranteed debt, sales of short-term securities in our bank subsidiaries and Treasury operations and redemptions of non-U.S. corporate and asset-backed securities in our CLL business.

We recognized pre-tax gains (losses) on trading securities of $56 million and $(2) million in the three months ended September 30, 2014 and 2013, respectively, and $52 million and $49 million in the nine months ended September 30, 2014 and 2013, respectively.

4. INVENTORIES

(In millions)	September 30, 2014	December 31, 2013

Raw materials and work in process	$10,593	$10,220
Finished goods	8,084	6,794
Unbilled shipments	878	584
	19,555	17,598
Less revaluation to LIFO	(124)	(273)
Total	$19,431	$17,325

(18)

5. GECC FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

(In millions)	September 30, 2014	December 31, 2013

Loans, net of deferred income	$217,444	$231,268
Investment in financing leases, net of deferred income	25,131	26,939
	242,575	258,207
Allowance for losses	(5,170)	(5,178)
Financing receivables – net(a)	$237,405	$253,029

(a)
Financing receivables at September 30, 2014 and December 31, 2013 included $372 million and $544 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination.

Financing Receivables by Portfolio and Allowance for Losses

During the first quarter of 2014, we combined our CLL Europe and CLL Asia portfolios into CLL International and we transferred our CLL Other portfolio to the CLL Americas portfolio. Prior-period amounts were reclassified to conform to the current-period presentation.

(In millions)	September 30, 2014	December 31, 2013

Commercial
CLL
Americas	$66,871	$69,036
International	43,268	47,431
Total CLL	110,139	116,467
Energy Financial Services	2,798	3,107
GE Capital Aviation Services (GECAS)	8,449	9,377
Other	134	318
Total Commercial	121,520	129,269

Real Estate	19,799	19,899

Consumer
Non-U.S. residential mortgages	27,674	30,501
Non-U.S. installment and revolving credit	10,098	13,677
U.S. installment and revolving credit	55,258	55,854
Non-U.S. auto	1,588	2,054
Other	6,638	6,953
Total Consumer	101,256	109,039
Total financing receivables	242,575	258,207
Allowance for losses	(5,170)	(5,178)
Total financing receivables – net	$237,405	$253,029

(19)

Allowance for Losses on Financing Receivables

		Provision
	Balance at	charged to			Gross				Balance at
(In millions)	January 1	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	September 30

2014
Commercial
CLL
Americas	$473	$195	$(1)		$(316)		$75		$426
International	505	107	(22)		(287)		76		379
Total CLL	978	302	(23)		(603)		151		805
Energy Financial Services	8	13	-		(17)		2		6
GECAS	17	9	-		(11)		-		15
Other	2	-	(2)		-		-		-
Total Commercial	1,005	324	(25)		(631)		153		826

Real Estate	192	(92)	-		(49)		103		154

Consumer
Non-U.S. residential mortgages	358	209	(21)		(139)		32		439
Non-U.S. installment and revolving credit	594	184	(88)		(574)		329		445
U.S. installment and revolving credit	2,823	2,089	18		(2,302)		425		3,053
Non-U.S. auto	56	127	(7)		(67)		38		147
Other	150	54	(22)		(121)		45		106
Total Consumer	3,981	2,663	(120)		(3,203)		869		4,190
Total	$5,178	$2,895	$(145)		$(3,883)		$1,125		$5,170

2013
Commercial
CLL
Americas	$496	$203	$(1)		$(319)		$91		$470
International	525	265	(9)		(434)		70		417
Total CLL	1,021	468	(10)		(753)		161		887
Energy Financial Services	9	2	-		-		-		11
GECAS	8	2	-		-		-		10
Other	3	(1)	-		(2)		2		2
Total Commercial	1,041	471	(10)		(755)		163		910

Real Estate	320	(21)	(5)		(133)		9		170

Consumer
Non-U.S. residential mortgages	480	138	(1)		(216)		39		440
Non-U.S. installment and revolving credit	582	322	(39)		(662)		390		593
U.S. installment and revolving credit	2,282	2,198	(50)		(2,118)		409		2,721
Non-U.S. auto	67	51	(11)		(96)		56		67
Other	172	97	4		(149)		59		183
Total Consumer	3,583	2,806	(97)		(3,241)		953		4,004
Total	$4,944	$3,256	$(112)		$(4,129)		$1,125		$5,084

(a)	Other primarily includes the effects of currency exchange and the 2014 reclassification of GEMB-Nordic to held for sale.
(b)
Net write-offs (gross write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as a result of losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

6. PROPERTY, PLANT AND EQUIPMENT

(In millions)	September 30, 2014	December 31, 2013

Original cost	$112,580	$116,470
Less accumulated depreciation and amortization	(47,120)	(47,643)
Property, plant and equipment – net	$65,460	$68,827

Consolidated depreciation and amortization was $2,494 million and $2,577 million in the three months ended September 30, 2014 and 2013, respectively, and $6,995 million and $7,152 million in the nine months ended September 30, 2014 and 2013, respectively.

(20)

7. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions

On June 20, 2014, GE's offer to acquire the Thermal, Renewables and Grid businesses of Alstom for $13.5 billion, net of $3.4 billion of assumed net cash in the businesses to be acquired, was positively recommended by Alstom's board of directors.  In addition, GE, Alstom and the French Government signed a memorandum of understanding for the formation of three joint ventures in grid technology, renewable energy, and global nuclear and French steam power.  Alstom will invest $3.5 billion of cash in these joint ventures. The proposed transaction is subject to further reviews and approvals, including Alstom's works councils and shareholder approval, as well as regulatory approvals. The transaction is targeted to close in 2015.

On June 2, 2014, we acquired Cameron's Reciprocating Compression division for $550 million. The division provides reciprocating compression equipment and aftermarket services for oil and gas production, gas processing, gas distribution and independent power industries. The division is included in our Oil & Gas segment. The preliminary purchase price allocation resulted in goodwill of approximately $240 million and amortizable intangible assets of approximately $100 million. The allocation of the purchase price will be finalized upon completion of post-closing procedures.

In the first quarter of 2014, we acquired several businesses in our Healthcare segment. On February 12, 2014, we acquired API Healthcare (API) for $340 million in cash. API is a healthcare workforce management software and analytics solutions provider. The preliminary purchase price allocation resulted in goodwill of approximately $280 million and amortizable intangible assets of approximately $125 million. On March 21, 2014, we acquired certain Thermo Fisher Scientific Inc. life-science businesses for $1,065 million in cash. The primary business acquired, Hyclone, is a leading manufacturer of products used to support biopharmaceutical research and production. The preliminary purchase price allocation resulted in goodwill of approximately $700 million and amortizable intangible assets of approximately $320 million. The allocation of purchase prices will be finalized upon completion of post-closing procedures.

Goodwill
			Dispositions,
			currency
	Balance at		exchange	Balance at
(In millions)	January 1, 2014	Acquisitions	and other	September 30, 2014

Power & Water	$8,822	$21	$(26)	$8,817
Oil & Gas	10,516	261	(32)	10,745
Energy Management	4,748	-	(34)	4,714
Aviation	9,103	-	(19)	9,084
Healthcare	16,643	1,008	(61)	17,590
Transportation	1,012	1	(34)	979
Appliances & Lighting	606	-	(376)	230
GE Capital	26,195	-	(529)	25,666
Corporate	3	31	-	34
Total	$77,648	$1,322	$(1,111)	$77,859

Goodwill balances increased by $211 million in the nine months ended September 30, 2014, primarily as a result of acquisitions at Healthcare and Oil & Gas, partially offset by the result of currency exchange effects of a stronger U.S. dollar, the reclassification of goodwill associated with Appliances and GEMB-Nordic to assets of businesses held for sale and dispositions.

We test goodwill for impairment annually in the third quarter of each year using data as of July 1 of that year. The impairment test consists of two steps: in step one, the carrying value of the reporting unit is compared with its fair value; in step two, which is applied when the carrying value is more than its fair value, the amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit's assets and liabilities from the fair value of its equity, and comparing that amount with the carrying amount of goodwill. We determined fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately.

(21)

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

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 9.0% to 16.0%.

During the third quarter of 2014, we performed our annual impairment test of goodwill for all of our reporting units. Based on the results of our step one testing, the fair values of each of the GE reporting units exceeded their carrying values; therefore, the second step of the impairment test was not required to be performed for any of our reporting units and no goodwill impairment was recognized.

While all of our reporting units passed step one of our annual impairment testing, we identified one reporting unit for which the fair value was not substantially in excess of its carrying value. Within our Energy Management operating segment, the Power Conversion reporting unit was determined to have a fair value in excess of its carrying value by approximately 10%. The goodwill associated with the Power Conversion reporting unit was $1.6 billion at September 30, 2014, representing approximately 2% of our total goodwill. While the goodwill of the reporting unit is not currently impaired, there could be an impairment in the future as a result of changes in certain estimates and assumptions. For example, the reporting unit's fair value could be adversely affected and result in an impairment of goodwill if actual cash flows are below estimated cash flows, the estimated cash flows are discounted at a higher risk-adjusted rate or market multiples decrease.

As of September 30, 2014, we believe the goodwill is recoverable for all of the reporting units; however, there can be no assurances that the goodwill will not be impaired in future periods.

In 2013, while the Real Estate reporting unit's book value was within the range of its fair value, we further substantiated our Real Estate goodwill balance by performing the second step analysis in which the implied fair value of goodwill exceeded its carrying value by approximately $3.7 billion. In the current year, it was determined that the second step was not required, as the results of step one indicated that the fair value of the Real Estate reporting unit exceeded its book value.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.
(22)

Other Intangible Assets - Net

(In millions)	September 30, 2014	December 31, 2013

Intangible assets subject to amortization	$14,249	$14,150
Indefinite-lived intangible assets(a)	108	160
Total	$14,357	$14,310

(a)	Indefinite-lived intangible assets principally comprise trademarks and in-process research and development.

Intangible Assets Subject to Amortization
	September 30, 2014			December 31, 2013
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$8,508	$(2,575)	$5,933	$7,938	$(2,312)	$5,626
Patents and technology	6,894	(2,918)	3,976	6,602	(2,621)	3,981
Capitalized software	8,500	(5,301)	3,199	8,256	(5,252)	3,004
Trademarks	1,167	(243)	924	1,356	(295)	1,061
Lease valuations	594	(444)	150	703	(498)	205
Present value of future profits(a)	605	(605)	-	574	(574)	-
All other	456	(389)	67	632	(359)	273
Total	$26,724	$(12,475)	$14,249	$26,061	$(11,911)	$14,150

(a)	Balances at September 30, 2014 and December 31, 2013 reflect adjustments of $300 million and $322 million, respectively, to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.

Intangible assets subject to amortization increased $663 million in the nine months ended September 30, 2014, primarily as a result of acquisitions at Healthcare and Oil & Gas, as well as the capitalization of new software across several business platforms.

Consolidated amortization expense related to intangible assets subject to amortization was $465 million and $429 million in the three months ended September 30, 2014 and 2013, respectively, and $1,316 million and $1,257 million in the nine months ended September 30, 2014 and 2013, respectively.
(23)

8. BORROWINGS AND BANK DEPOSITS

(In millions)	September 30, 2014	December 31, 2013

Short-term borrowings
GE
Commercial paper	$350	$-
Payable to banks	652	346
Current portion of long-term borrowings	82	70
Other	959	1,425
Total GE short-term borrowings	2,043	1,841

GECC
Commercial paper
U.S.	21,999	24,877
Non-U.S.	3,014	4,168
Current portion of long-term borrowings(a)(b)	37,319	39,215
GE Interest Plus notes(c)	5,732	8,699
Other(b)	612	339
Total GECC short-term borrowings	68,676	77,298

Eliminations	(803)	(1,249)
Total short-term borrowings	$69,916	$77,890

Long-term borrowings
GE
Senior notes	$13,944	$10,968
Payable to banks	6	10
Other	593	537
Total GE long-term borrowings	14,543	11,515

GECC
Senior unsecured notes(a)(d)	170,048	186,433
Subordinated notes(e)	4,775	4,821
Subordinated debentures(f)	7,263	7,462
Other(b)(g)	16,649	11,563
Total GECC long-term borrowings	198,735	210,279

Eliminations	(99)	(129)
Total long-term borrowings	$213,179	$221,665
Non-recourse borrowings of consolidated securitization entities(h)	$30,231	$30,124
Bank deposits(i)	$60,815	$53,361
Total borrowings and bank deposits	$374,141	$383,040

(a)	Included $461 million and $481 million of obligations to holders of GICs at September 30, 2014 and December 31, 2013, respectively. These obligations included conditions under which certain GIC holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3. The remaining outstanding GICs will continue to be subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GECC's ratings, among other things.
(b)	Included $7,385 million and $9,468 million of funding secured by real estate, aircraft and other collateral at September 30, 2014 and December 31, 2013, respectively, of which $2,524 million and $2,868 million is non-recourse to GECC at September 30, 2014 and December 31, 2013, respectively.
(c)	Entirely variable denomination floating-rate demand notes.
(d)	Included $700 million of debt at both September 30, 2014 and December 31, 2013 raised by a funding entity related to Penske Truck Leasing Co., L.P. (PTL). GECC, as co-issuer and co-guarantor of the debt, reports this amount as borrowings in its financial statements. GECC has been indemnified by the other limited partners of PTL for their proportionate share of the debt obligation. Also included $3,593 million related to Synchrony Financial. See Note 1.
(e)	Included $300 million of subordinated notes guaranteed by GE at both September 30, 2014 and December 31, 2013.
(f)	Subordinated debentures receive rating agency equity credit.
(g)	Included $7,495 million related to Synchrony Financial. See Note 1.
(h)	Included $8,160 million and $9,047 million of current portion of long-term borrowings at September 30, 2014 and December 31, 2013, respectively. See Note 16.
(i)	Included $12,259 million and $13,614 million of deposits in non-U.S. banks at September 30, 2014 and December 31, 2013, respectively, and $22,872 million and $18,275 million of certificates of deposits with maturities greater than one year at September 30, 2014 and December 31, 2013, respectively.

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

Effect on Operations of Pension Plans

	Principal Pension Plans
	Three months ended September 30			Nine months ended September 30
(In millions)	2014		2013	2014		2013

Service cost for benefits earned	$304		$362	$921		$1,145
Prior service cost amortization	54		62	162		185
Expected return on plan assets	(792)		(875)	(2,393)		(2,625)
Interest cost on benefit obligation	687		615	2,060		1,845
Net actuarial loss amortization	642		916	1,925		2,748
Curtailment loss	65	(a)	-	65	(a)	-
Pension plans cost	$960		$1,080	$2,740		$3,298

(a)            Loss resulting from of our agreement with Electrolux to sell the GE Appliances business.

	Other Pension Plans
	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Service cost for benefits earned	$91	$130	$310	$330
Prior service cost amortization	1	2	4	6
Expected return on plan assets	(200)	(170)	(596)	(496)
Interest cost on benefit obligation	149	135	443	392
Net actuarial loss amortization	50	85	149	256
Pension plans cost	$91	$182	$310	$488

Effect on Operations of Principal Retiree Health and Life Insurance Plans

	Principal Retiree Health and Life Insurance Plans
	Three months ended September 30			Nine months ended September 30
(In millions)	2014		2013	2014		2013

Service cost for benefits earned	$41		$43	$125		$168
Prior service cost amortization	88		98	285		294
Expected return on plan assets	(12)		(15)	(37)		(45)
Interest cost on benefit obligation	106		101	326		309
Net actuarial gain amortization	(38)		(16)	(124)		(28)
Curtailment loss	48	(a)	-	48	(a)	-
Retiree benefit plans cost	$233		$211	$623		$698

(a)            Loss resulting from of our agreement with Electrolux to sell the GE Appliances business.

In September 2014, the Company's Board of Directors approved a plan amendment that affects post-65 retiree health coverage for certain former salaried employees and eligible dependents. Effective January 1, 2015, the Company will transition eligible participants to a notional credit to help pay for eligible premiums and out-of-pocket expenses.  The postretirement benefit plan obligations were remeasured to reflect this change, reducing obligations by $586 million for the plan amendment partially offset by a $290 million actuarial loss to reflect lower discount rates.

(25)

10. INCOME TAXES

Unrecognized Tax Benefits

(In millions)	September 30, 2014	December 31, 2013

Unrecognized tax benefits	$5,877	$5,816
Portion that, if recognized, would reduce tax
expense and effective tax rate(a)	3,973	4,307
Accrued interest on unrecognized tax benefits	823	975
Accrued penalties on unrecognized tax benefits	100	164
Reasonably possible reduction to the balance of
unrecognized tax benefits in succeeding 12 months	0-650	0-900
Portion that, if recognized, would reduce tax
expense and effective tax rate(a)	0-100	0-350

(a)	Some portion of such reduction may be reported as discontinued operations.

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
(26)

11. SHAREOWNERS' EQUITY

Accumulated Other Comprehensive Income (Loss)

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Investment securities
Beginning balance	$1,040	$146	$307	$677
Other comprehensive income (loss) (OCI) before reclassifications –
net of deferred taxes of $(146), $67, $310 and $(302)	(265)	155	484	(515)
Reclassifications from OCI – net of deferred taxes
of $(15), $11, $(19) and $124	(19)	15	(34)	153
Other comprehensive income (loss)(a)	(284)	170	450	(362)
Less OCI attributable to noncontrolling interests	1	1	2	-
Ending balance	$755	$315	$755	$315

Currency translation adjustments (CTA)
Beginning balance	$61	$358	$126	$412
OCI before reclassifications – net of deferred taxes	(1,575)	(327)	(1,674)	(313)
of $198, $(12), $314 and $(326)
Reclassifications from OCI – net of deferred taxes
of $1, $7, $124 and $85	(15)	(56)	25	(156)
Other comprehensive income (loss)(a)	(1,590)	(383)	(1,649)	(469)
Less OCI attributable to noncontrolling interests	(11)	11	(5)	(21)
Ending balance	$(1,518)	$(36)	$(1,518)	$(36)

Cash flow hedges
Beginning balance	$(176)	$(430)	$(257)	$(722)
OCI before reclassifications – net of deferred taxes	(329)	63	(421)	271
of $(44), $43, $(5) and $144
Reclassifications from OCI – net of deferred taxes
of $30, $(20), $39 and $(85)	384	(5)	557	80
Other comprehensive income (loss)(a)	55	58	136	351
Less OCI attributable to noncontrolling interests	-	(2)	-	(1)
Ending balance	$(121)	$(370)	$(121)	$(370)

Benefit plans
Beginning balance	$(8,083)	$(18,537)	$(9,296)	$(20,597)
Prior service credit (costs) - net of deferred taxes
of $212, $0, $212 and $0	374	-	374	-
Net actuarial gain (loss) – net of deferred taxes
of $(58), $(7), $(26) and $295	(107)	9	59	548
Net curtailment/settlement - net of deferred taxes
of $41, $0, $41 and $0	72	-	72	-
Prior service cost amortization – net of deferred taxes
of $62, $68, $192 and $201	85	100	273	298
Net actuarial loss amortization – net of deferred taxes
of $213, $334, $637 and $1,008	435	656	1,294	1,980
Other comprehensive income (loss)(a)	859	765	2,072	2,826
Less OCI attributable to noncontrolling interests	2	-	2	1
Ending balance	$(7,226)	$(17,772)	$(7,226)	$(17,772)

Accumulated other comprehensive income (loss) at
September 30	$(8,110)	$(17,863)	$(8,110)	$(17,863)

(a)	Total other comprehensive income (loss) was $(960) million and $610 million in the three months ended September 30, 2014 and 2013, respectively, and $1,009 million and $2,346 million in the nine months ended September 30, 2014 and 2013, respectively.
(27)

Reclassification out of AOCI

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013	Statement of Earnings Caption

Available-for-sale securities
Realized gains (losses) on
sale/impairment of securities	$34	$(26)	$53	$(277)	Other income
	(15)	11	(19)	124	Benefit (provision) for income taxes
	$19	$(15)	$34	$(153)	Net of tax
Currency translation adjustments
Gains (losses) on dispositions	$14	$49	$(149)	$71	Costs and expenses
	1	7	124	85	Benefit (provision) for income taxes
	$15	$56	$(25)	$156	Net of tax
Cash flow hedges
Gains (losses) on interest rate derivatives	$(53)	$(88)	$(182)	$(282)	Interest and other financial charges
Foreign exchange contracts	(381)	62	(400)	168	(a)
Other	20	51	(14)	119	(b)
	(414)	25	(596)	5	Total before tax
	30	(20)	39	(85)	Benefit (provision) for income taxes
	$(384)	$5	$(557)	$(80)	Net of tax
Benefit plan items
Curtailment loss	$(113)	$-	$(113)	$-	(c)
Amortization of prior service costs	(147)	(168)	(465)	(499)	(c)
Amortization of actuarial gains (losses)	(648)	(990)	(1,931)	(2,988)	(c)
	(908)	(1,158)	(2,509)	(3,487)	Total before tax
	316	402	870	1,209	Benefit (provision) for income taxes
	$(592)	$(756)	$(1,639)	$(2,278)	Net of tax

Total reclassification adjustments	$(942)	$(710)	$(2,187)	$(2,355)	Net of tax

(a)
Included $(357) million and $73 million in GECC revenues from services and $(24) million and $(11) million in interest and other financial charges in the three months ended September 30, 2014 and 2013, respectively, and $(368) million and $210 million in GECC revenues from services and $(32) million and $(42) million in interest and other financial charges in the nine months ended September 30, 2014 and 2013, respectively.

(b)	Primarily recorded in costs and expenses.
(c)	Curtailment loss, amortization of prior service costs and actuarial gains and losses out of AOCI are included in the computation of net periodic pension costs. See Note 9 for further information.

Noncontrolling Interests

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Beginning balance	$6,054	$6,302	$6,217	$5,444
Net earnings (loss)	(21)	(10)	(2)	140
GECC issuance of preferred stock	-	-	-	990
GECC preferred stock dividend	-	-	(161)	(135)
Dividends	(20)	(9)	(55)	(72)
Dispositions	(6)	(15)	(98)	(119)
Synchrony Financial IPO	2,393	-	2,393	-
Other (including AOCI)	113	85	219	105
Ending balance	$8,513	$6,353	$8,513	$6,353

GECC preferred stock is presented as noncontrolling interests in the GE consolidated Condensed Statement of Financial Position. GECC preferred stock dividends are presented as noncontrolling interests in the GE consolidated Condensed Statement of Earnings.

(28)

Other

GE's authorized common stock consists of 13,200,000,000 shares having a par value of $0.06 each.

GECC paid quarterly dividends of $472 million and $500 million and special dividends of $333 million and $1,500 million to GE in the three months ended September 30, 2014 and 2013, respectively. GECC paid quarterly dividends of $1,555 million and $947 million and special dividends of $666 million and $3,000 million to GE in the nine months ended September 30, 2014 and 2013, respectively.

12. GECC REVENUES FROM SERVICES

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Interest on loans	$4,350	$4,532	$12,912	$13,443
Equipment leased to others	2,417	2,435	7,514	7,397
Fees	1,177	1,195	3,412	3,485
Investment income(a)	617	514	1,785	1,502
Financing leases	345	395	1,075	1,220
Associated companies	211	406	884	852
Premiums earned by insurance activities	397	403	1,130	1,208
Real estate investments(b)	358	331	1,058	2,139
Other items	551	362	1,354	1,654
	10,423	10,573	31,124	32,900
Eliminations	(397)	(427)	(1,169)	(1,160)
Total	$10,026	$10,146	$29,955	$31,740

(a)
Included net other-than-temporary impairments on investment securities of $5 million and $56 million in the three months ended September 30, 2014 and 2013, respectively, and $48 million and $467 million in the nine months ended September 30, 2014 and 2013, respectively. The nine months ended September 30, 2013 included $96 million related to the impairment of an investment in a Brazilian company that was fully offset by the benefit of a guarantee provided by GE reflected as a component in other items.

(b)	During the nine months ended September 30, 2013, we sold real estate comprising certain floors located at 30 Rockefeller Center, New York for a pre-tax gain of $902 million.

13. EARNINGS PER SHARE INFORMATION
	Three months ended September 30
	2014		2013
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations attributable to
common shareowners for per-share calculation(a)(b)	$3,475	$3,475	$3,268	$3,278
Earnings (loss) from discontinued operations
for per-share calculation(a)(b)	57	57	(101)	(91)
Net earnings attributable to GE common
shareowners for per-share calculation(a)(b)	$3,532	$3,532	$3,177	$3,187

Average equivalent shares
Shares of GE common stock outstanding	10,039	10,039	10,151	10,151
Employee compensation-related shares (including
stock options) and warrants	80	-	72	-
Total average equivalent shares	10,119	10,039	10,223	10,151

Per-share amounts
Earnings from continuing operations	$0.34	$0.35	$0.32	$0.32
Earnings (loss) from discontinued operations	0.01	0.01	(0.01)	(0.01)
Net earnings	0.35	0.35	0.31	0.31

(a)	Included an insignificant amount of dividend equivalents in each of the periods presented.
(b)	Included in the three months ended September 30, 2013 is a dilutive adjustment for the change in income for forward purchase contracts that may be settled in stock.

(29)

	Nine months ended September 30
	2014		2013
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations attributable to
common shareowners for per-share calculation(a)(b)	$10,039	$10,039	$10,172	$10,172
Earnings (loss) from discontinued operations
for per-share calculation(a)(b)	29	29	(334)	(334)
Net earnings attributable to GE common
shareowners for per-share calculation(a)(b)	$10,068	$10,067	$9,838	$9,838

Average equivalent shares
Shares of GE common stock outstanding	10,042	10,042	10,262	10,262
Employee compensation-related shares (including
stock options) and warrants	79	-	65	-
Total average equivalent shares	10,121	10,042	10,328	10,262

Per-share amounts
Earnings from continuing operations	$0.99	$1.00	$0.98	$0.99
Earnings (loss) from discontinued operations	-	-	(0.03)	(0.03)
Net earnings	0.99	1.00	0.95	0.96

(a)	Included an insignificant amount of dividend equivalents in each of the periods presented.
(b)	Included in the nine months ended September 30, 2013 is a dilutive adjustment for the change in income for forward purchase contracts that may be settled in stock.
For the three and nine months ended September 30, 2014 and 2013, there were approximately 88 million and 78 million, respectively, and 104 million and 273 million, respectively, of outstanding stock awards that were not included in the computation of diluted earnings per share because their effect was antidilutive.
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
(30)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

						Netting
(In millions)	Level 1	(a)	Level 2	(a)	Level 3	adjustment	(b)	Net balance

September 30, 2014
Assets
Investment securities
Debt
U.S. corporate	$-		$20,315		$3,117	$-		$23,432
State and municipal	-		5,032		572	-		5,604
Residential mortgage-backed	-		1,812		16	-		1,828
Commercial mortgage-backed	-		3,124		10	-		3,134
Asset-backed(c)	-		393		7,267	-		7,660
Corporate – non-U.S.	-		711		1,003	-		1,714
Government – non-U.S.	59		2,318		-	-		2,377
U.S. government and federal agency	-		368		264	-		632
Retained interests	-		-		27	-		27
Equity
Available-for-sale	431		27		9	-		467
Trading	139		2		-	-		141
Derivatives(d)	-		9,345		137	(7,186)		2,296
Other(e)	-		-		347	-		347
Total	$629		$43,447		$12,769	$(7,186)		$49,659

Liabilities
Derivatives	$-		$4,215		$15	$(3,889)		$341
Other(f)	-		1,151		-	-		1,151
Total	$-		$5,366		$15	$(3,889)		$1,492

December 31, 2013
Assets
Investment securities
Debt
U.S. corporate	$-		$18,788		$2,953	$-		$21,741
State and municipal	-		4,193		96	-		4,289
Residential mortgage-backed	-		1,824		86	-		1,910
Commercial mortgage-backed	-		3,025		10	-		3,035
Asset-backed(c)	-		489		6,898	-		7,387
Corporate – non-U.S.	61		645		1,064	-		1,770
Government – non-U.S.	1,590		789		31	-		2,410
U.S. government and federal agency	-		545		225	-		770
Retained interests	-		-		72	-		72
Equity
Available-for-sale	475		31		11	-		517
Trading	78		2		-	-		80
Derivatives(d)	-		8,304		175	(6,739)		1,740
Other(e)	-		-		494	-		494
Total	$2,204		$38,635		$12,115	$(6,739)		$46,215

Liabilities
Derivatives	$-		$5,409		$20	$(4,355)		$1,074
Other(f)	-		1,170		-	-		1,170
Total	$-		$6,579		$20	$(4,355)		$2,244

(a)	Included $912 million of Government – non-U.S. and $17 million of Corporate – non-U.S. available-for-sale debt securities transferred from Level 1 to Level 2 primarily attributable to changes in market observable data in the nine months ended September 30, 2014. The fair value of securities transferred between Level 1 and Level 2 was $2 million in the twelve months ended December 31, 2013.
(b)	The netting of derivative receivables and payables (including the effects of any collateral posted or received) is permitted when a legally enforceable master netting agreement exists.
(c)	Includes investments in our CLL business in asset-backed securities collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.
(d)	The fair value of derivatives includes an adjustment for non-performance risk. The cumulative adjustment was a gain (loss) of $20 million and $(7) million at September 30, 2014 and December 31, 2013, respectively. See Note 15 for additional information on the composition of our derivative portfolio.
(e)	Includes private equity investments and loans designated under the fair value option.
(f)	Primarily represented the liability associated with certain of our deferred incentive compensation plans.

(31)

Level 3 Instruments

The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners' equity.

Changes in Level 3 Instruments for the Three Months Ended

										Net
										change in
		Net	Net							unrealized
		realized/	realized/							gains
		unrealized	unrealized							(losses)
		gains	gains							relating to
		(losses)	(losses)				Transfers	Transfers		instruments
	Balance at	included	included				into	out of	Balance at	still held at
(In millions)	July 1	in earnings(a)	in AOCI	Purchases	Sales	Settlements	Level 3(b)	Level 3(b)	September 30	September 30(c)

2014
Investment securities
Debt
U.S. corporate	$3,155	$7	$(9)	$102	$(63)	$(91)	$32	$(16)	$3,117	$-
State and municipal	560	-	-	4	(10)	(1)	19	-	572	-
RMBS	66	-	-	-	-	(3)	-	(47)	16	-
CMBS	12	-	-	-	-	(2)	-	-	10	-
ABS	7,277	1	(106)	784	-	(689)	-	-	7,267	-
Corporate – non-U.S.	1,054	6	(18)	179	(10)	(208)	-	-	1,003	-
Government – non-U.S.	1	-	-	-	-	-	-	(1)	-	-
U.S. government and
federal agency	249	-	6	-	-	-	9	-	264	-
Retained interests	73	32	(10)	-	(67)	(1)	-	-	27	-
Equity
Available-for-sale	9	-	-	-	-	-	-	-	9	-
Derivatives(d)(e)	151	(13)	1	(3)	-	(1)	-	(1)	134	(15)
Other	357	3	-	266	(1)	(280)	-	2	347	-
Total	$12,964	$36	$(136)	$1,332	$(151)	$(1,276)	$60	$(63)	$12,766	$(15)

2013
Investment securities
Debt
U.S. corporate	$3,229	$24	$(32)	$160	$(34)	$(49)	$-	$-	$3,298	$-
State and municipal	98	-	(4)	4	-	(4)	-	-	94	-
RMBS	91	-	(2)	-	-	(1)	-	-	88	-
CMBS	5	-	-	-	-	(1)	10	-	14	-
ABS	5,346	1	36	569	-	(14)	-	-	5,938	-
Corporate – non-U.S.	1,197	(29)	(2)	1,827	-	(1,930)	-	(10)	1,053	-
Government – non-U.S.	38	1	(6)	-	-	-	-	-	33	-
U.S. government and
federal agency	264	-	(52)	-	-	-	-	-	212	-
Retained interests	93	-	(11)	-	-	(4)	-	-	78	-
Equity
Available-for-sale	10	-	-	-	-	-	1	-	11	-
Derivatives(d)(e)	167	1	1	(1)	-	2	2	(1)	171	13
Other	854	16	(1)	148	(295)	-	-	(4)	718	(34)
Total	$11,392	$14	$(73)	$2,707	$(329)	$(2,001)	$13	$(15)	$11,708	$(21)

(a)	Earnings effects are primarily included in the GECC revenues from services and Interest and other financial charges captions in the Condensed Statement of Earnings.
(b)	Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were primarily a result of increased use of quotes from independent pricing vendors based on recent trading activity.
(c)	Represented the amount of unrealized gains or losses for the period included in earnings.
(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $12 million and $8 million not reflected in the fair value hierarchy table in the three months ended September 30, 2014 and 2013, respectively.
(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 15.

(32)

Changes in Level 3 Instruments for the Nine Months Ended

										Net
										change in
		Net	Net							unrealized
		realized/	realized/							gains
		unrealized	unrealized							(losses)
		gains	gains							relating to
		(losses)	(losses)				Transfers	Transfers		instruments
	Balance at	included	included				into	out of	Balance at	still held at
(In millions)	January 1	in earnings(a)	in AOCI	Purchases	Sales	Settlements	Level 3(b)	Level 3(b)	September 30	September 30(c)

2014
Investment securities
Debt
U.S. corporate	$2,953	$27	$103	$449	$(222)	$(230)	$170	$(133)	$3,117	$-
State and municipal	96	-	31	17	(17)	(9)	454	-	572	-
RMBS	86	1	-	-	(16)	(8)	-	(47)	16	-
CMBS	10	-	-	-	-	(2)	2	-	10	-
ABS	6,898	3	(132)	1,780	-	(1,272)	-	(10)	7,267	-
Corporate – non-U.S.	1,064	9	61	614	(75)	(665)	1	(6)	1,003	-
Government – non-U.S.	31	-	-	-	-	-	-	(31)	-	-
U.S. government and
federal agency	225	-	32	-	-	-	9	(2)	264	-
Retained interests	72	35	(5)	1	(67)	(9)	-	-	27	-
Equity
Available-for-sale	11	-	-	2	(2)	(2)	-	-	9	-
Derivatives(d)(e)	164	(25)	1	(4)	-	1	(1)	(2)	134	(19)
Other	494	17	-	523	(16)	(392)	-	(279)	347	4
Total	$12,104	$67	$91	$3,382	$(415)	$(2,588)	$635	$(510)	$12,766	$(15)

2013
Investment securities
Debt
U.S. corporate	$3,591	$(247)	$184	$257	$(383)	$(139)	$108	$(73)	$3,298	$-
State and municipal	77	-	(8)	20	-	(5)	10	-	94	-
RMBS	100	-	(4)	-	(2)	(6)	-	-	88	-
CMBS	6	-	-	-	-	(2)	10	-	14	-
ABS	5,023	3	(32)	1,479	(1)	(539)	12	(7)	5,938	-
Corporate – non-U.S.	1,218	(112)	18	4,637	(3)	(4,672)	21	(54)	1,053	-
Government – non-U.S.	42	1	(10)	-	-	-	-	-	33	-
U.S. government and
federal agency	277	-	(65)	-	-	-	-	-	212	-
Retained interests	83	5	5	2	-	(17)	-	-	78	-
Equity
Available-for-sale	13	-	-	-	-	-	-	(2)	11	-
Derivatives(d)(e)	416	(52)	2	(2)	-	(221)	28	-	171	(30)
Other	799	(81)	3	352	(351)	-	-	(4)	718	(121)
Total	$11,645	$(483)	$93	$6,745	$(740)	$(5,601)	$189	$(140)	$11,708	$(151)

(a)	Earnings effects are primarily included in the GECC revenues from services and Interest and other financial charges captions in the Condensed Statement of Earnings.
(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were primarily a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represents the amount of unrealized gains or losses for the period included in earnings.
(d)
Represents derivative assets net of derivative liabilities and included cash accruals of $12 million and $8 million not reflected in the fair value hierarchy table for the nine months ended September 30, 2014 and 2013, respectively.

(e)	Gains (losses) included in "net realized/unrealized gains (losses) included in earnings" were offset by the earnings effects from the underlying items that were economically hedged. See Note 15.
(33)

Non-Recurring Fair Value Measurements
The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at September 30, 2014 and December 31, 2013.

	Remeasured during		Remeasured during
	the nine months ended		the year ended
	September 30, 2014		December 31, 2013
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and loans held for sale	$97	$1,971	$210	$2,986
Cost and equity method investments	260	437	-	690
Long-lived assets, including real estate	452	1,024	2,050	1,088
Total	$809	$3,432	$2,260	$4,764

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at September 30, 2014 and 2013.

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Financing receivables and loans held for sale	$(112)	$(107)	$(298)	$(257)
Cost and equity method investments	(94)	(45)	(333)	(276)
Long-lived assets, including real estate	(374)	(366)	(491)	(855)
Total	$(580)	$(518)	$(1,122)	$(1,388)

(34)

Level 3 Measurements - Significant Unobservable Inputs

				Range
(Dollars in millions)	Fair value	Valuation technique	Unobservable inputs	(weighted average)

September 30, 2014
Recurring fair value measurements
Investment securities – Debt
U.S. corporate	$985	Income approach	Discount rate(a)	1.5%-10.0%(6.2%)
State and municipal	478	Income approach	Discount rate(a)	2.0%-5.2%(3.3%)
Asset-backed	7,244	Income approach	Discount rate(a)	1.9%-11.0%(5.0%)
Corporate – non-U.S.	633	Income approach	Discount rate(a)	0.2%-15.1%(7.8%)
Other financial assets	227	Income approach,	EBITDA multiple	5.4X-9.1X(7.7X)
		Market comparables	Discount rate(a)	4.1%-4.8%(4.3%)
			Capitalization rate(b)	6.3%-7.8%(7.4%)
Non-recurring fair value measurements
Financing receivables and	$787	Income approach,	Capitalization rate(b)	2.7%-11.3%(7.3%)
loans held for sale		Business enterprise	EBITDA multiple	4.3X-6.5X(6.1X)
		value
Cost and equity method investments	343	Income approach,	Discount rate(a)	8.0%-10.0%(9.4%)
		Business enterprise	EBITDA multiple	1.8X-16.2X(7.8X)
		value, Market comparables
Long-lived assets, including real estate	877	Income approach	Capitalization rate(b)	5.5%-15.3%(6.3%)
			Discount rate(a)	2.0%-19.0%(6.8%)

December 31, 2013
Recurring fair value measurements
Investment securities – Debt
U.S. corporate	$898	Income approach	Discount rate(a)	1.5%-13.3% (6.5%)
Asset-backed	6,854	Income approach	Discount rate(a)	1.2%-10.5%(3.7%)
Corporate – non-U.S.	819	Income approach	Discount rate(a)	1.4%-46.0%(15.1%)
Other financial assets	381	Income approach,	WACC(c)	9.3%-9.3% (9.3%)
		Market comparables	EBITDA multiple	5.4X-12.5X(9.5X)
			Discount rate(a)	5.2%-8.8%(5.3%)
			Capitalization rate(b)	6.3%-7.5%(7.2%)
Non-recurring fair value measurements
Financing receivables and	$1,937	Income approach,	Capitalization rate(b)	5.5%-16.7%(8.0%)
loans held for sale		Business enterprise	EBITDA multiple	4.3X-5.5X(4.8X)
		value	Discount rate(a)	6.6%-6.6% (6.6%)
Cost and equity method investments	102	Income approach,	Discount rate(a)	5.7%-5.9%(5.8%)
		Market comparables	Capitalization rate(b)	8.5%-10.6% (10.0%)
			WACC(c)	9.3%-9.6%(9.4%)
			EBITDA multiple	7.1X-14.5X(11.3X)
			Revenue multiple	2.2X-12.6X(9.4X)
Long-lived assets, including real estate	694	Income approach	Capitalization rate(b)	5.4%-14.5%(7.8%)
			Discount rate(a)	4.0%-23.0%(9.0%)

(a)
Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value.

(b)
Represents the rate of return on net operating income that is considered acceptable for an investor and is used to determine a property's capitalized value. An increase in the capitalization rate would result in a decrease in the fair value.

(c)	Weighted average cost of capital (WACC).

At September 30, 2014 and December 31, 2013, other Level 3 recurring fair value measurements of $2,947 million and $2,816 million, respectively, and non-recurring measurements of $1,325 million and $1,460 million, respectively, are valued using non-binding broker quotes or other third-party sources. At September 30, 2014 and December 31, 2013, other recurring fair value measurements of $240 million and $327 million, respectively, and non-recurring fair value measurements of $100 million and $571 million, respectively, were individually insignificant and utilize a number of different unobservable inputs not subject to meaningful aggregation.
(35)

15. FINANCIAL INSTRUMENTS

The following table provides information about assets and liabilities not carried at fair value. The table excludes finance leases and non-financial assets and liabilities. Substantially all of the assets discussed below are considered to be Level 3. The vast majority of our liabilities' fair value can be determined based on significant observable inputs and thus considered Level 2. Few of the instruments are actively traded and their fair values must often be determined using financial models. Realization of the fair value of these instruments depends upon market forces beyond our control, including marketplace liquidity.

	September 30, 2014			December 31, 2013
		Assets (liabilities)			Assets (liabilities)
		Carrying			Carrying
	Notional	amount	Estimated	Notional	amount	Estimated
(In millions)	amount	(net)	fair value	amount	(net)	fair value

GE
Assets
Investments and notes
receivable	$ (a)	$447	$477	$ (a)	$488	$512
Liabilities
Borrowings(b)	(a)	(16,586)	(17,405)	(a)	(13,356)	(13,707)

GECC
Assets
Loans	(a)	212,454	217,203	(a)	226,293	230,792
Other commercial mortgages	(a)	2,838	2,886	(a)	2,270	2,281
Loans held for sale	(a)	2,446	2,574	(a)	512	512
Other financial instruments(c)	(a)	812	1,224	(a)	1,622	2,203
Liabilities
Borrowings and bank
deposits(b)(d)	(a)	(358,457)	(374,185)	(a)	(371,062)	(386,823)
Investment contract benefits	(a)	(3,007)	(3,584)	(a)	(3,144)	(3,644)
Guaranteed investment contracts	(a)	(1,265)	(1,273)	(a)	(1,471)	(1,459)
Insurance – credit life(e)	2,057	(100)	(87)	2,149	(108)	(94)

(a)	These financial instruments do not have notional amounts.
(b)	See Note 8.
(c)	Principally comprises cost method investments.
(d)	Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at September 30, 2014 and December 31, 2013 would have been reduced by $3,824 million and $2,284 million, respectively.
(e)	Net of reinsurance of $964 million and $1,250 million at September 30, 2014 and December 31, 2013, respectively.

(36)

Notional Amounts of Loan Commitments

(In millions)	September 30, 2014	December 31, 2013

Ordinary course of business lending commitments(a)	$4,511	$4,756
Unused revolving credit lines(b)
Commercial(c)	14,145	16,570
Consumer – principally credit cards	310,602	290,662

(a)	Excluded investment commitments of $1,007 million and $1,395 million at September 30, 2014 and December 31, 2013, respectively.
(b)	Excluded amounts related to inventory financing arrangements, which may be withdrawn at our option, of $15,972 million and $13,502 million at September 30, 2014 and December 31, 2013, respectively.
(c)
Included amounts related to commitments of $9,797 million and $11,629 million at September 30, 2014 and December 31, 2013, respectively, associated with secured financing arrangements that could have increased to a maximum of $12,241 million and $14,590 million at September 30, 2014 and December 31, 2013, respectively, based on asset volume under the arrangement.

Securities Repurchase and Reverse Repurchase Arrangements
Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks primarily for purposes of liquidity management. At September 30, 2014, we were party to repurchase agreements totaling $175 million, which were reported in short-term borrowings on the financial statements. We have had no repurchase agreements that were accounted for as off-book financing and we do not engage in securities lending transactions.

We also enter into reverse securities repurchase agreements, primarily for short-term investment with maturities of 90 days or less. At September 30, 2014, we were party to reverse repurchase agreements totaling $12.2 billion, which were reported in cash and equivalents on the financial statements. Under these reverse securities repurchase agreements, we typically lend available cash at a specified rate of interest and hold U.S. or highly-rated European government securities as collateral during the term of the agreement. Collateral value is in excess of amounts loaned under the agreements.

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

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $341,000 million, approximately 88% or $301,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivative activities primarily relate to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases and contracts containing certain clauses that meet the accounting definition of a derivative. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings concurrently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected concurrently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.
(37)

Fair Value of Derivatives

	September 30, 2014		December 31, 2013
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$4,630	$874	$3,837	$1,989
Currency exchange contracts	2,473	528	1,830	984
Other contracts	-	-	1	-
	7,103	1,402	5,668	2,973

Derivatives not accounted for as hedges
Interest rate contracts	256	139	270	169
Currency exchange contracts	1,888	2,644	2,257	2,245
Other contracts	235	45	284	42
	2,379	2,828	2,811	2,456

Gross derivatives recognized in statement of
financial position
Gross derivatives	9,482	4,230	8,479	5,429
Gross accrued interest	1,200	35	1,227	241
	10,682	4,265	9,706	5,670

Amounts offset in statement of financial position
Netting adjustments(a)	(3,586)	(3,606)	(4,120)	(4,113)
Cash collateral(b)	(3,600)	(283)	(2,619)	(242)
	(7,186)	(3,889)	(6,739)	(4,355)

Net derivatives recognized in statement of
financial position
Net derivatives	3,496	376	2,967	1,315

Amounts not offset in statement of
financial position
Securities held as collateral(c)	(3,123)	-	(1,962)	-

Net amount	$373	$376	$1,005	$1,315

Derivatives are classified in all other assets and all other liabilities and the related accrued interest is classified in other GECC receivables and all other liabilities in our financial statements.
(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk. At September 30, 2014 and December 31, 2013, the cumulative adjustment for non-performance risk was a gain (loss) of $20 million and $(7) million, respectively.

(b)	Excluded excess cash collateral received and posted of $81 million and $93 million, and $160 million and $37 million at September 30, 2014 and December 31, 2013, respectively.
(c)	Excluded excess securities collateral received of $110 million and $363 million at September 30, 2014 and December 31, 2013, respectively.

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
(38)

Earnings Effect of Fair Value Hedging Relationships

	Three months ended September 30
	2014		2013
	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
(In millions)	derivatives	items	derivatives	items

Interest rate contracts	$341	$(350)	$(449)	$410
Currency exchange contracts	(8)	8	(4)	3

Fair value hedges resulted in $(9) million and $(40) million of ineffectiveness in the three months ended September 30, 2014 and 2013, respectively. In both the three months ended September 30, 2014 and 2013, there were insignificant amounts excluded from the assessment of effectiveness.

	Nine months ended September 30
	2014		2013
	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
(In millions)	derivatives	items	derivatives	items

Interest rate contracts	$2,056	$(2,129)	$(4,295)	$4,236
Currency exchange contracts	(11)	10	(11)	10

Fair value hedges resulted in $(74) million and $(60) million of ineffectiveness in the nine months ended September 30, 2014 and 2013, respectively. In both the nine months ended September 30, 2014 and 2013, there were insignificant amounts excluded from the assessment of effectiveness.

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

Gains (Losses) Recognized through AOCI

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the three months ended September 30		for the three months ended September 30
(In millions)	2014	2013	2014	2013

Interest rate contracts	$9	$(24)	$(53)	$(88)
Currency exchange contracts	(318)	58	(361)	114
Commodity contracts	(1)	1	-	(1)
Total(a)	$(310)	$35	$(414)	$25

(a)	Gain (loss) is recorded in GECC revenues from services, interest and other financial charges, and other costs and expenses when reclassified to earnings.

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the nine months ended September 30		for the nine months ended September 30
(In millions)	2014	2013	2014	2013

Interest rate contracts	$-	$(15)	$(182)	$(282)
Currency exchange contracts	(343)	372	(412)	290
Commodity contracts	(2)	(6)	(2)	(3)
Total(a)	$(345)	$351	$(596)	$5

(a)	Gain (loss) is recorded in GECC revenues from services, interest and other financial charges, and other costs and expenses when reclassified to earnings.

(39)

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was an $81 million loss at September 30, 2014. We expect to transfer $220 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In both the nine months ended September 30, 2014 and 2013, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At September 30, 2014 and 2013, the maximum term of derivative instruments that hedge forecasted transactions was 18 years and 19 years, respectively. See Note 11 for additional information about reclassifications out of AOCI.

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

Gains (Losses) Recognized through CTA

	Gain (loss) recognized in CTA		Gain (loss) reclassified from CTA
	for the three months ended September 30		for the three months ended September 30
(In millions)	2014	2013	2014	2013

Currency exchange contracts(a)	$2,792	$645	$(24)	$(169)

(a)	Gain (loss) is recorded in GECC revenues from services when reclassified out of AOCI.

	Gain (loss) recognized in CTA		Gain (loss) reclassified from CTA
	for the nine months ended September 30		for the nine months ended September 30
(In millions)	2014	2013	2014	2013

Currency exchange contracts(a)	$2,194	$3,162	$(14)	$(278)

(a)            Gain (loss) is recorded in GECC revenues from services when reclassified out of AOCI.

The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(147) million and $(161) million in the three months ended September 30, 2014 and 2013, respectively, and $(458) million and $(514) million in the nine months ended September 30, 2014 and 2013, respectively, and were recorded in interest and other financial charges.

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in GECC revenues from services or other income, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Gains (losses) for the nine months ended September 30, 2014 on derivatives not designated as hedges were $(575) million composed of amounts related to interest rate contracts of $(24) million, currency exchange contracts of $(581) million, and other derivatives of $30 million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged. Gains (losses) for the nine months ended September 30, 2013 on derivatives not designated as hedges were $(960) million composed of amounts related to interest rate contracts of $(90) million, currency exchange contracts of $(1,011) million, and other derivatives of $141 million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged.

(40)

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. The fair value of such collateral was $6,723 million at September 30, 2014, of which $3,600 million was cash and $3,123 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $283 million at September 30, 2014. At September 30, 2014, our exposure to counterparties (including accrued interest), net of collateral we hold, was $329 million. This excludes exposure related to embedded derivatives.

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability, after consideration of collateral posted by us and outstanding interest payments was $334 million at September 30, 2014. This excludes embedded derivatives.

(41)

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
Consolidated Variable Interest Entities
We consolidate VIEs because we have the power to direct the activities that significantly affect the VIE's economic performance, typically because of our role as either servicer or manager for the VIE. Our consolidated VIEs fall into three main groups, which are further described below:
•
Trinity comprises two consolidated entities that hold investment securities, the majority of which are investment-grade, and were funded by the issuance of GICs. The GICs include conditions under which certain holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3 or the short-term credit ratings fall below A-1+/P-1. The outstanding GICs are subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GECC's ratings, among other things, and are reported in investment contracts, insurance liabilities and insurance annuity benefits.

•
Consolidated Securitization Entities (CSEs) were created to facilitate securitization of financial assets and other forms of asset-backed financing that serve as an alternative funding source by providing access to variable funding notes and term markets. The securitization transactions executed with these entities are similar to those used by many financial institutions and all are non-recourse. We provide servicing for substantially all of the assets in these entities.

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
•
Other remaining assets and liabilities of consolidated VIEs relate primarily to three categories of entities: (1) joint ventures that lease equipment with $1,552 million of assets and $690 million of liabilities; (2) other entities that are involved in power generating and leasing activities with $681 million of assets and no liabilities; and (3) insurance entities that, among other lines of business, provide property and casualty and workers' compensation coverage for GE with $1,222 million of assets and $578 million of liabilities.

(42)

Assets and Liabilities of Consolidated VIEs

		Consolidated Securitization Entities
						Trade
(In millions)	Trinity(a)	Credit cards	(b)	Equipment	(b)	receivables	Other	Total

September 30, 2014
Assets(c)
Financing receivables, net	$-	$25,043		$12,849		$3,044	$2,754	$43,690
Investment securities	2,451	-		-		-	1,049	3,500
Other assets	108	999	(d)	771		1	2,865	4,744
Total	$2,559	$26,042		$13,620		$3,045	$6,668	$51,934

Liabilities(c)
Borrowings	$-	$-		$-		$-	$547	$547
Non-recourse borrowings	-	15,091		10,763		2,479	447	28,780
Other liabilities	1,285	331		596		21	1,498	3,731
Total	$1,285	$15,422		$11,359		$2,500	$2,492	$33,058

December 31, 2013
Assets(c)
Financing receivables, net	$-	$24,766		$12,928		$2,509	$2,044	$42,247
Investment securities	2,786	-		-		-	1,044	3,830
Other assets	213	20		557		-	2,430	3,220
Total	$2,999	$24,786		$13,485		$2,509	$5,518	$49,297

Liabilities(c)
Borrowings	$-	$-		$-		$-	$598	$598
Non-recourse borrowings	-	15,363		10,982		2,180	49	28,574
Other liabilities	1,482	228		248		25	1,351	3,334
Total	$1,482	$15,591		$11,230		$2,205	$1,998	$32,506

(a)	Excluded intercompany advances from GECC to Trinity, which were eliminated in consolidation of $1,490 million and $1,837 million at September 30, 2014 and December 31, 2013, respectively.
(b)
We provide servicing to the CSEs and are contractually permitted to commingle cash collected from customers on financing receivables sold to CSE investors with our own cash prior to payment to a CSE, provided our short-term credit rating does not fall below A-1/P-1. These CSEs also owe us amounts for purchased financial assets and scheduled interest and principal payments. At September 30, 2014 and December 31, 2013, the amounts of commingled cash owed to the CSEs were $3,040 million and $6,314 million, respectively, and the amounts owed to us by CSEs were $2,918 million and $5,540 million, respectively.

(c)
Asset amounts exclude intercompany receivables for cash collected on behalf of the entities by GECC as servicer, which are eliminated in consolidation. Such receivables provide the cash to repay the entities' liabilities. If these intercompany receivables were included in the table above, assets would be higher. In addition, other assets, borrowings and other liabilities exclude intercompany balances that are eliminated in consolidation.

(d)	Includes receivables required to be classified as held-for-sale following third-party notice to terminate a private label credit card program and purchase the program receivables.

Total revenues from our consolidated VIEs were $2,070 million and $1,950 million in the three months ended September 30, 2014 and 2013, respectively, and $5,780 million and $5,598 million in the nine months ended September 30, 2014 and 2013, respectively. Related expenses consisted primarily of provisions for losses of $246 million and $175 million in the three months ended September 30, 2014 and 2013, respectively, and $814 million and $764 million in the nine months ended September 30, 2014 and 2013, respectively, and interest and other financial charges of $93 million and $85 million in the three months ended September 30, 2014 and 2013, respectively, and $262 million and $270 million in the nine months ended September 30, 2014 and 2013, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GE and the VIEs, which are eliminated in consolidation.
(43)

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

Our largest exposure to any single unconsolidated VIE at September 30, 2014 is a $8,165 million investment in asset-backed securities issued by the Senior Secured Loan Program ("SSLP"), a fund that invests in high-quality senior secured debt of various middle-market companies. Other significant unconsolidated VIEs include investments in real estate entities ($1,749 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; and exposures to joint ventures that purchase factored receivables ($2,400 million).

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the type of investment we hold. Variable interests in partnerships and corporate entities are classified as either equity method or cost method investments. In the ordinary course of business, we also make investments in entities in which we are not the primary beneficiary but may hold a variable interest such as limited partner interests or mezzanine debt investments. These investments are classified in two captions in our financial statements: "All other assets" for investments accounted for under the equity method, and "Financing receivables – net" for debt financing provided to these entities.

Investments in Unconsolidated VIEs

(In millions)	September 30, 2014	December 31, 2013

Other assets and investment securities	$9,570	$9,129
Financing receivables – net	2,930	3,346
Total investments	12,500	12,475
Contractual obligations to fund investments or guarantees	2,536	2,741
Revolving lines of credit	164	31
Total	$15,200	$15,247

In addition to the entities included in the table above, we also hold passive investments in RMBS, CMBS and ABS issued by VIEs. Such investments were, by design, investment-grade at issuance and held by a diverse group of investors. Further information about such investments is provided in Note 3.
(44)

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

These intercompany transactions are reported in the GE and GECC columns of our financial statements, but are eliminated in deriving our consolidated financial statements. Effects of these eliminations on our consolidated cash flows from operating, investing and financing activities are $(2,782) million, $(797) million and, $3,579 million for the nine months ended September 30, 2014, respectively, and, $(2,426) million, $(1,555) million and, $4,075 million for the nine months ended September 30, 2013, respectively. Details of these eliminations are shown below.

	Nine months ended September 30
(In millions)	2014	2013

Cash from (used for) operating activities-continuing operations
Combined	$18,892	$19,636
GE customer receivables sold to GECC	43	918
GECC dividends to GE	(2,221)	(3,947)
Other reclassifications and eliminations	(604)	603
	$16,110	$17,210
Cash from (used for) investing activities-continuing operations
Combined	$(891)	$33,590
GE customer receivables sold to GECC	(948)	(900)
Other reclassifications and eliminations	151	(655)
	$(1,688)	$32,035
Cash from (used for) financing activities-continuing operations
Combined	$(14,652)	$(43,094)
GE customer receivables sold to GECC	905	(18)
GECC dividends to GE	2,221	3,947
Other reclassifications and eliminations	453	146
	$(11,073)	$(39,019)

(45)

18. SUPPLEMENTAL INFORMATION ABOUT THE CREDIT QUALITY OF FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

Credit Quality Indicators

We provide further detailed information about the credit quality of our Commercial, Real Estate and Consumer financing receivables portfolios. For each portfolio, we describe the characteristics of the financing receivables and provide information about collateral, payment performance, credit quality indicators and impairment. We manage these portfolios using delinquency and nonaccrual data as key performance indicators. The categories used within this section such as impaired loans, troubled debt restructuring (TDR) and nonaccrual financing receivables are defined by the authoritative guidance and we base our categorization on the related scope and definitions contained in the related standards. The categories of nonaccrual and delinquent are used in our process for managing our financing receivables.

Past Due and Nonaccrual Financing Receivables

	September 30, 2014					December 31, 2013
	Over 30 days	Over 90 days				Over 30 days	Over 90 days
(In millions)	past due	past due		Nonaccrual		past due	past due		Nonaccrual

Commercial
CLL
Americas	$592	$376		$1,101		$755	$359		$1,275
International	1,563	846		1,013		1,490	820		1,459
Total CLL	2,155	1,222		2,114		2,245	1,179		2,734
Energy Financial Services	-	-		57		-	-		4
GECAS	-	-		153		-	-		-
Other	-	-		-		-	-		6
Total Commercial	2,155	1,222		2,324	(a)	2,245	1,179		2,744	(a)

Real Estate	284	247		1,628	(b)	247	212		2,551	(b)

Consumer
Non-U.S. residential mortgages	3,044	1,892		1,960		3,406	2,104		2,161
Non-U.S. installment and revolving credit	320	95		50		512	146		88
U.S. installment and revolving credit	2,372	1,038		2		2,442	1,105		2
Non-U.S. auto	73	10		19		89	13		18
Other	131	66		218		172	99		351
Total Consumer	5,940	3,101	(c)	2,249	(d)	6,621	3,467	(c)	2,620	(d)
Total	$8,379	$4,570		$6,201		$9,113	$4,858		$7,915
Total as a percent of financing receivables	3.5%	1.9%		2.6%		3.5%	1.9%		3.1%

(a)	Included $1,157 million and $1,397 million at September 30, 2014 and December 31, 2013, respectively, that are currently paying in accordance with their contractual terms.
(b)	Included $1,355 million and $2,308 million at September 30, 2014 and December 31, 2013, respectively, that are currently paying in accordance with their contractual terms.
(c)
Included $1,134 million and $1,197 million of Consumer loans at September 30, 2014 and December 31, 2013, respectively, that are over 90 days past due and continue to accrue interest until the accounts are written off in the period that the account becomes 180 days past due.

(d)	Included $234 million and $324 million at September 30, 2014 and December 31, 2013, respectively, that are currently paying in accordance with their contractual terms.
(46)

Impaired Loans and Related Reserves

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment	investment	principal	Associated	investment
(In millions)	in loans	balance	in loans	in loans	balance	allowance	in loans

September 30, 2014

Commercial
CLL
Americas	$1,508	$1,987	$1,694	$235	$365	$64	$287
International(a)	1,064	3,009	1,139	312	445	125	508
Total CLL	2,572	4,996	2,833	547	810	189	795
Energy Financial Services	57	58	19	-	-	-	26
GECAS	61	61	27	-	-	-	19
Other	-	-	1	-	-	-	1
Total Commercial(b)	2,690	5,115	2,880	547	810	189	841

Real Estate(c)	1,994	2,315	2,468	478	631	27	778

Consumer(d)	131	173	115	2,369	2,503	484	2,673
Total	$4,815	$7,603	$5,463	$3,394	$3,944	$700	$4,292

December 31, 2013

Commercial
CLL
Americas	$1,670	$2,187	$2,154	$417	$505	$96	$509
International(a)	1,104	3,082	1,136	691	1,059	231	629
Total CLL	2,774	5,269	3,290	1,108	1,564	327	1,138
Energy Financial Services	-	-	-	4	4	1	2
GECAS	-	-	-	-	-	-	1
Other	2	3	9	4	4	-	5
Total Commercial(b)	2,776	5,272	3,299	1,116	1,572	328	1,146

Real Estate(c)	2,615	3,036	3,058	1,245	1,507	74	1,688

Consumer(d)	109	153	98	2,879	2,948	567	3,058
Total	$5,500	$8,461	$6,455	$5,240	$6,027	$969	$5,892

(a)
Write-offs to net realizable value are recognized against the allowance for losses primarily in the reporting period in which management has deemed all or a portion of the financing receivable to be uncollectible, but not later than 360 days after initial recognition of a specific reserve for a collateral dependent loan. However, in accordance with regulatory standards that are applicable in Italy, commercial loans are considered uncollectible when there is demonstrable evidence of the debtor's insolvency, which may result in write-offs occurring beyond 360 days after initial recognition of a specific reserve.

(b)
We recognized $139 million, $218 million and $173 million of interest income, including none, $60 million and $53 million on a cash basis, in the nine months ended September 30, 2014, the year ended December 31, 2013 and the nine months ended September 30, 2013, respectively, principally in our CLL Americas business. The total average investment in impaired loans for the nine months ended September 30, 2014 and the year ended December 31, 2013 was $3,721 million and $4,445 million, respectively.

(c)
We recognized $47 million, $187 million and $161 million of interest income, including none, $135 million and $132 million on a cash basis, in the nine months ended September 30, 2014, the year ended December 31, 2013 and the nine months ended September 30, 2013, respectively. The total average investment in impaired loans for the nine months ended September 30, 2014 and the year ended December 31, 2013 was $3,246 million and $4,746 million, respectively.

(d)
We recognized $135 million, $221 million and $166 million of interest income, including $3 million, $3 million and $3 million on a cash basis, in the nine months ended September 30, 2014, the year ended December 31, 2013 and the nine months ended September 30, 2013, respectively, principally in our Consumer-U.S. installment and revolving credit portfolios. The total average investment in impaired loans for the nine months ended September 30, 2014 and the year ended December 31, 2013 was $2,788 million and $3,156 million, respectively.

(47)

(In millions)	Non-impaired financing receivables	General reserves	Impaired loans	Specific reserves

September 30, 2014

Commercial	$118,283	$637	$3,237	$189
Real Estate	17,327	127	2,472	27
Consumer	98,756	3,706	2,500	484
Total	$234,366	$4,470	$8,209	$700

December 31, 2013

Commercial	$125,377	$677	$3,892	$328
Real Estate	16,039	118	3,860	74
Consumer	106,051	3,414	2,988	567
Total	$247,467	$4,209	$10,740	$969

Impaired loans classified as TDRs in our CLL business were $2,276 million and $2,961 million at September 30, 2014 and December 31, 2013, respectively, and were primarily attributable to CLL Americas ($1,312 million and $1,770 million, respectively). For the nine months ended September 30, 2014, we modified $777 million of loans classified as TDRs, primarily in CLL Americas ($428 million). Changes to these loans primarily included extensions, interest only payment periods, debt to equity exchange and forbearance or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $1,133 million and $1,808 million of modifications classified as TDRs in the twelve months ended September 30, 2014 and 2013, respectively, $33 million and $80 million have subsequently experienced a payment default in the nine months ended September 30, 2014 and 2013, respectively.

Real Estate TDRs decreased from $3,625 million at December 31, 2013 to $2,338 million at September 30, 2014, primarily driven by resolution of TDRs through paydowns. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. For the nine months ended September 30, 2014, we modified $531 million of loans classified as TDRs. Changes to these loans primarily included forbearance, maturity extensions and changes to collateral or covenant terms or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $768 million and $2,089 million of modifications classified as TDRs in the twelve months ended September 30, 2014 and 2013, respectively, $311 million and $282 million have subsequently experienced a payment default in the nine months ended September 30, 2014 and 2013, respectively.

Impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and are therefore subject to the disclosure requirement for impaired loans, and commercial loans in our Consumer–Other portfolio. The recorded investment of these impaired loans totaled $2,500 million (with an unpaid principal balance of $2,676 million) and comprised $131 million with no specific allowance, primarily all in our Consumer–Other portfolio, and $2,369 million with a specific allowance of $484 million at September 30, 2014. The impaired loans with a specific allowance included $134 million with a specific allowance of $17 million in our Consumer–Other portfolio and $2,235 million with a specific allowance of $467 million across the remaining Consumer business and had an unpaid principal balance and average investment of $2,503 million and $2,673 million, respectively, at September 30, 2014.

(48)

Impaired loans classified as TDRs in our Consumer business were $2,428 million and $2,874 million at September 30, 2014 and December 31, 2013, respectively. We utilize certain loan modification programs for borrowers experiencing financial difficulties in our Consumer loan portfolio. These loan modification programs primarily include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract, and are primarily concentrated in our non-U.S. residential mortgage and U.S. credit card portfolios. For the nine months ended September 30, 2014, we modified $788 million of consumer loans for borrowers experiencing financial difficulties, which are classified as TDRs, and included $442 million of non-U.S. consumer loans, primarily residential mortgages, credit cards and personal loans and $346 million of U.S. consumer loans, primarily credit cards. We expect borrowers whose loans have been modified under these programs to continue to be able to meet their contractual obligations upon the conclusion of the modification. Of our $1,074 million and $1,576 million of modifications classified as TDRs in the twelve months ended September 30, 2014 and 2013, respectively, $95 million and $215 million have subsequently experienced a payment default in the nine months ended September 30, 2014 and 2013, respectively.

Supplemental Credit Quality Information

Commercial

Substantially all of our Commercial financing receivables portfolio is secured lending and we assess the overall quality of the portfolio based on the potential risk of loss measure. The metric incorporates both the borrower's credit quality along with any related collateral protection.

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
(49)

Commercial Financing Receivables by Risk Category

	Secured
(In millions)	A	B	C	Total

September 30, 2014

CLL
Americas	$63,828	$1,279	$1,409	$66,516
International	41,030	609	1,030	42,669
Total CLL	104,858	1,888	2,439	109,185
Energy Financial Services	2,686	55	30	2,771
GECAS	8,236	106	107	8,449
Other	134	-	-	134
Total	$115,914	$2,049	$2,576	$120,539

December 31, 2013

CLL
Americas	$65,545	$1,587	$1,554	$68,686
International	44,930	619	1,237	46,786
Total CLL	110,475	2,206	2,791	115,472
Energy Financial Services	2,969	9	-	2,978
GECAS	9,175	50	152	9,377
Other	318	-	-	318
Total	$122,937	$2,265	$2,943	$128,145

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

Our unsecured Commercial financing receivables portfolio is primarily attributable to our Interbanca S.p.A. and GE Sanyo Credit acquisitions in CLL International. At September 30, 2014 and December 31, 2013, these financing receivables included $342 million and $313 million rated A, $402 million and $580 million rated B, and $237 million and $231 million rated C, respectively.

(50)

Real Estate

Due to the primarily non-recourse nature of our Debt portfolio, loan-to-value ratios (the ratio of the outstanding debt on a property to the re-indexed value of that property) provide the best indicators of the credit quality of the portfolio.

	Loan-to-value ratio
	September 30, 2014			December 31, 2013
	Less than	80% to	Greater than	Less than	80% to	Greater than
(In millions)	80%	95%	95%	80%	95%	95%

Debt	$16,564	$1,044	$1,368	$15,576	$1,300	$2,111

The credit quality of the owner occupied/credit tenant portfolio is primarily influenced by the strength of the borrower's general credit quality, which is reflected in our internal risk rating process, consistent with the process we use for our Commercial portfolio. As of September 30, 2014, the balances of our owner occupied/credit tenant portfolio with an internal risk rating of A, B and C approximated $575 million, $142 million and $106 million, respectively, as compared to the December 31, 2013, balances of $571 million, $179 million and $162 million, respectively.

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

Consumer

At September 30, 2014, our U.S. consumer financing receivables included private-label credit card and sales financing for approximately 60 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 65% relate to credit card loans that are often subject to profit and loss sharing arrangements with the retailer (which are recorded in revenues), and the remaining 35% are sales finance receivables that provide financing to customers in areas such as electronics, recreation, medical and home improvement.

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

	Loan-to-value ratio
	September 30, 2014			December 31, 2013
	80% or	Greater than	Greater than	80% or	Greater than	Greater than
(In millions)	less	80% to 90%	90%	less	80% to 90%	90%

Non-U.S. residential mortgages	$15,640	$4,647	$7,387	$17,224	$5,130	$8,147

(51)

The majority of these financing receivables are in our U.K. and France portfolios and have re-indexed loan-to-value ratios of 71% and 56%, respectively. Re-indexed loan-to-value ratios may not reflect actual realizable values of future repossessions. We have third-party mortgage insurance for about 22% of the balance of Consumer non-U.S. residential mortgage loans with loan-to-value ratios greater than 90% at September 30, 2014. Such loans were primarily originated in France and the U.K.

Installment and Revolving Credit

We assess overall credit quality using internal and external credit scores. For our U.S. installment and revolving credit portfolio we use Fair Isaac Corporation ("FICO") scores. FICO scores are generally obtained at origination of the account and are refreshed at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three categories; (a) 661 or higher, which are considered the strongest credits; (b) 601 to 660, which are considered moderate credit risk; and (c) 600 or less, which are considered weaker credits.

	Refreshed FICO score
	September 30, 2014			December 31, 2013
	661 or	601 to	600 or	661 or	601 to	600 or
(In millions)	higher	660	less	higher	660	less

U.S. installment and
revolving credit	$39,998	$11,051	$4,209	$40,079	$11,142	$4,633

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

	Internal ratings translated to approximate credit bureau equivalent score
	September 30, 2014			December 31, 2013
	671 or	626 to	625 or	671 or	626 to	625 or
(In millions)	higher	670	less	higher	670	less

Non-U.S. installment and
revolving credit	$6,026	$2,183	$1,889	$8,310	$2,855	$2,512
Non-U.S. auto	1,274	152	162	1,395	373	286

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

Consumer – Other

We develop our internal risk ratings for this portfolio in a manner consistent with the process used to develop our Commercial credit quality indicators, described above. We use the borrower's credit quality and underlying collateral strength to determine the potential risk of loss from these activities.

At September 30, 2014, Consumer – Other financing receivables of $5,843 million, $325 million and $470 million were rated A, B and C, respectively. At December 31, 2013, Consumer – Other financing receivables of $6,137 million, $315 million and $501 million were rated A, B and C, respectively.
(52)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered "non-GAAP financial measures" under the U.S. Securities and Exchange Commission (SEC) rules. For such measures, we have provided supplemental explanations and reconciliations in Exhibit 99(a) to this Form 10-Q Report.

We supplement our GAAP net earnings and earnings per share (EPS) reporting by also reporting operating earnings and operating EPS (non-GAAP measures). Operating earnings and operating EPS include service costs, prior service cost amortization and curtailment loss for our principal pension plans as these costs represent expenses associated with employee benefits earned. Operating earnings and operating EPS exclude non-operating pension cost/income such as interest costs, expected return on plan assets and non-cash amortization of actuarial gains and losses. We believe that this reporting provides better transparency to the employee benefit costs of our principal pension plans and Company operating results.

Unless otherwise indicated, we refer to captions such as revenues and other income and earnings from continuing operations attributable to the Company simply as "revenues" and "earnings" throughout this Management's Discussion and Analysis. Similarly, discussion of other matters in our condensed, consolidated financial statements relates to continuing operations unless otherwise indicated.

We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses.

We have reclassified certain prior-period amounts to conform to the current-period presentation.
(53)

OVERVIEW

	Three months ended September 30			Nine months ended September 30
(Dollars in millions, except per share amounts)	2014	2013	V %	2014	2013	V %

GAAP
Consolidated revenues and other income	$36,174	$35,661	1%	$106,585	$105,663	1%
Earnings from continuing operations attributable
to the Company	3,480	3,282	6%	10,053	10,186	(1)%
Earnings (loss) from discontinued operations,
net of taxes, attributable to the Company	57	(91)	F	28	(335)	F
Consolidated net earnings attributable to
the Company	3,537	3,191	11%	10,081	9,851	2%
EPS from continuing operations-diluted	0.34	0.32	6%	0.99	0.98	1%
EPS from net earnings-diluted	0.35	0.31	13%	0.99	0.95	4%
Effective tax rate	11.8%	9.6%		10.5%	10.1%

Non-GAAP
Operating earnings	$3,829	$3,708	3%	$11,088	$11,465	(3)%
Operating EPS	0.38	0.36	6%	1.09	1.11	(2)%

Revenues
Revenues increased 1% in the three months ended September 30, 2014 compared with the same period of 2013. Industrial sales increased 3%, reflecting organic growth. Financial Services revenues decreased 1% as a result of organic revenue declines and the effects of dispositions, partially offset by higher gains and lower impairments.

Overall, the effects of acquisitions increased consolidated revenues $0.3 billion and $0.6 billion in the three months ended September 30, 2014 and 2013, respectively. Dispositions also affected our operations through lower revenues of $0.6 billion and $1.0 billion in the three months ended September 30, 2014 and 2013, respectively.

Revenues increased 1% in the nine months ended September 30, 2014 compared with the same period of 2013. Industrial sales increased 6%, reflecting organic growth and the effects of acquisitions. Financial Services revenues decreased 5% as a result of organic revenue declines, primarily due to lower ending net investment, the effects of dispositions and lower gains, partially offset by lower impairments. Other income decreased to $0.8 billion in the nine months ended September 30, 2014 from $2.1 billion in the same period of 2013 due to the absence of NBCUniversal (NBCU LLC) related income, primarily from the sale of our remaining 49% common equity interest in NBCU LLC in the first quarter of 2013.

Overall, the effects of acquisitions increased consolidated revenues $1.5 billion and $0.9 billion in the nine months ended September 30, 2014 and 2013, respectively. Dispositions also affected our operations through lower revenues of $3.0 billion and $0.2 billion in the nine months ended September 30, 2014 and 2013, respectively

Earnings from continuing operations attributable to the Company
Earnings from continuing operations attributable to the Company increased 6% in the three months ended September 30, 2014 compared with the same period of 2013, primarily due to a 9% increase in the operating profit of the industrial segments.

Our consolidated earnings in both the three months ended September 30, 2014 and 2013 increased an insignificant amount from acquired businesses. The effects of dispositions on earnings were decreases of $0.1 billion and $0.6 billion in the three months ended September 30, 2014 and 2013, respectively.

Earnings from continuing operations attributable to the Company decreased 1% in the nine months ended September 30, 2014 compared with the same period of 2013, primarily due to the absence of gains related to the first quarter 2013 sale of our remaining 49% common equity interest in NBCU LLC ($1.4 billion), partially offset by a 10% increase in the operating profit of the industrial segments.

Our consolidated earnings in the nine months ended September 30, 2014 and 2013 increased $0.2 billion and an insignificant amount, respectively, from acquired businesses. The effects of dispositions on earnings were a decrease of $1.5 billion and an increase of $0.2 billion in the nine months ended September 30, 2014 and 2013, respectively.

(54)

Other 2014 Financial Highlights and Significant Developments
•
In the third quarter of 2014, Industrial segment revenues increased 3% on organic growth of 4%, and Industrial segment profit increased 9% with growth driven by Aviation, Oil & Gas and Healthcare. In the nine months ended September 30, 2014, Industrial segment revenues increased 6% on organic growth of 5%, and Industrial segment profit increased 10% with growth driven by Aviation, Oil & Gas, Power & Water and Energy Management.

•
In the third quarter of 2014, Industrial segment margin increased 90 bps driven by higher productivity and pricing, partially offset by the effects of inflation. In the nine months ended September 30, 2014, Industrial segment margin increased 50 bps driven by higher pricing and productivity, partially offset by the effects of inflation.

•	In the third quarter of 2014, orders of $31.4 billion increased 22%. In the nine months ended September 30, 2014, orders of $80.3 billion increased 9%. Backlog increased to $250.4 billion.
•
GE Capital segment earnings decreased 22% and 9% in the three and nine months ended September 30, 2014, respectively, on GE Capital ending net investment (ENI), excluding cash and equivalents, of $365 billion.

•
On October 13, 2014, we announced that GE Capital Aviation Services signed an agreement to acquire Milestone Aviation Group, a helicopter leasing business, for approximately $1.8 billion. The transaction remains subject to customary closing conditions and regulatory approval, and is targeted to close in 2015.

•
During the third quarter of 2014, GE signed an agreement to sell its Appliances business to Electrolux for $3.3 billion. The transaction has been approved by the boards of directors of GE and Electrolux and remains subject to customary closing conditions and regulatory approvals, and is targeted to close in 2015. We recorded a $0.1 billion curtailment loss on the principal retirement plans as a result of this agreement.

•
On August 5, 2014, we completed the initial public offering (IPO) of our North American Retail Finance business, Synchrony Financial, as a first step in a planned, staged exit from that business. Synchrony Financial closed the IPO of 125 million shares of common stock at a price to the public of $23.00 per share and on September 3, 2014, Synchrony Financial issued an additional 3.5 million shares of common stock pursuant to an option granted to the underwriters in the IPO (Underwriters' Option). We received net proceeds from the IPO and the Underwriters' Option of $2.8 billion, which remain at Synchrony Financial. Following the closing of the IPO and the Underwriters' Option, we currently own approximately 85% of Synchrony Financial and as a result, GECC will continue to consolidate the business. In addition, in August 2014, Synchrony Financial completed issuances of $3.6 billion of senior unsecured debt with maturities up to 10 years and $8.0 billion of unsecured term loans maturing in 2019 under the New Bank Term Loan Facility with third party lenders.

•
During the second quarter of 2014, GE's offer to acquire the Thermal, Renewables and Grid businesses of Alstom for $13.5 billion, net of $3.4 billion of assumed net cash in the businesses to be acquired, was positively recommended by Alstom's board of directors. In addition, GE, Alstom and the French Government signed a memorandum of understanding for the formation of three joint ventures in grid technology, renewable energy, and global nuclear and French steam power. Alstom will invest $3.5 billion of cash in these joint ventures. The proposed transaction is subject to further reviews and approvals, including Alstom's works councils and shareholder approval, as well as regulatory approvals. The transaction is targeted to close in 2015.

•
During the second quarter of 2014, we committed to sell GE Money Bank AB, our consumer finance business in Sweden, Denmark and Norway (GEMB – Nordic) to Santander. The transaction is targeted to close in the fourth quarter of 2014.

•
GE acquired API Healthcare (API), a healthcare workforce management software and analytics solutions provider, in February 2014 for $0.3 billion and certain Thermo Fisher Scientific Inc. life-science businesses (Thermo Fisher) in March 2014 for $1.1 billion. GE acquired Cameron's Reciprocating Compression division in June 2014 for $0.6 billion.

•	GE completed issuances of $3.0 billion of senior unsecured debt with maturities up to 30 years in the first quarter of 2014.

(55)

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

Segment revenues include both revenues and other income related to the segment. Segment profit excludes results reported as discontinued operations, the portion of earnings attributable to noncontrolling interests of consolidated subsidiaries, and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment's management is measured – excluded in determining segment profit, which we sometimes refer to as "operating profit," for Power & Water, Oil & Gas, Energy Management, Aviation, Healthcare, Transportation and Appliances & Lighting; included in determining segment profit, which we sometimes refer to as "net earnings," for GE Capital. Certain corporate costs, such as shared services, employee benefits and information technology are allocated to our segments based on usage. A portion of the remaining corporate costs are allocated based on each segment's relative net cost of operations.

Effective in the second quarter of 2014, our GE Capital segment results include the effects of the GECC preferred stock dividends. Previously, such dividends had been reported in the caption "Corporate items and eliminations" in the Company's Summary of Operating Segments table. Presenting GE Capital segment results including the effects of the GECC preferred stock dividends is consistent with the way management now measures the results of our financial services business. Prior-period segment information has been recast to be consistent with how we currently evaluate the performance of GE Capital.

Results of our former equity method investment in NBCU LLC, through the date of sale in the first quarter of 2013, are reported in the Corporate items and eliminations line in the Summary of Operating Segments.

In addition to providing information on segments in their entirety, we have also provided supplemental information for certain operations within the segments.

(56)

Summary of Operating Segments (Unaudited)

	Three months ended September 30			Nine months ended September 30
(Dollars in millions)	2014	2013	V %	2014	2013	V %

Revenues
Power & Water	$6,375	$6,498	(2)%	$18,176	$17,038	7%
Oil & Gas	4,597	4,315	7%	13,666	11,669	17%
Energy Management	1,813	1,828	(1)%	5,341	5,557	(4)%
Aviation	5,698	5,364	6%	17,566	15,741	12%
Healthcare	4,485	4,304	4%	13,166	13,083	1%
Transportation	1,540	1,406	10%	4,073	4,425	(8)%
Appliances & Lighting	2,117	2,098	1%	6,094	6,142	(1)%
Total industrial segment revenues	26,625	25,813	3%	78,082	73,655	6%
GE Capital	10,451	10,606	(1)%	31,213	32,990	(5)%
Total segment revenues	37,076	36,419	2%	109,295	106,645	2%
Corporate items and eliminations	(902)	(758)	(19)%	(2,710)	(982)	U %
Consolidated revenues and other income	$36,174	$35,661	1%	$106,585	$105,663	1%

Segment profit
Power & Water	$1,191	$1,289	(8)%	$3,212	$3,095	4%
Oil & Gas	660	519	27%	1,771	1,376	29%
Energy Management	59	18	F	133	64	F
Aviation	1,264	1,091	16%	3,576	3,094	16%
Healthcare	727	665	9%	2,027	1,986	2%
Transportation	342	306	12%	814	886	(8)%
Appliances & Lighting	88	77	14%	243	239	2%
Total industrial segment profit	4,331	3,965	9%	11,776	10,740	10%
GE Capital	1,492	1,903	(22)%	5,128	5,630	(9)%
Total segment profit	5,823	5,868	(1)%	16,904	16,370	3%
Corporate items and eliminations	(1,550)	(1,904)	19%	(4,566)	(4,131)	(11)%
GE interest and other financial charges	(377)	(338)	(12)%	(1,142)	(988)	(16)%
GE provision for income taxes	(416)	(344)	(21)%	(1,143)	(1,065)	(7)%
Earnings from continuing operations
attributable to the Company	3,480	3,282	6%	10,053	10,186	(1)%
Earnings (loss) from discontinued operations,
net of taxes	57	(91)	F	28	(335)	F
Consolidated net earnings attributable to
the Company	$3,537	$3,191	11%	$10,081	$9,851	2%

Power & Water

Revenues of $6.4 billion in the three months ended September 30, 2014 decreased $0.1 billion, or 2%, on lower volume ($0.1 billion) and lower prices ($0.1 billion). Lower volume was primarily driven by lower equipment sales at Distributed Power. Segment profit of $1.2 billion in the three months ended September 30, 2014 decreased $0.1 billion, or 8%, on lower productivity ($0.1 billion) and lower prices ($0.1 billion).

Revenues of $18.2 billion in the nine months ended September 30, 2014 increased $1.1 billion, or 7%, on higher volume ($1.3 billion), primarily an increase in sales of equipment at Wind and Thermal, partially offset by lower prices ($0.2 billion). Segment profit of $3.2 billion in the nine months ended September 30, 2014 increased $0.1 billion, or 4%, on higher volume ($0.2 billion) and higher other income ($0.1 billion), partially offset by lower prices ($0.2 billion). The increase in earnings from higher volume was primarily driven by Wind and Thermal.
(57)

Oil & Gas

Revenues of $4.6 billion in the three months ended September 30, 2014 increased $0.3 billion, or 7%, on higher volume ($0.3 billion). Higher volume was primarily due to higher equipment sales, primarily at Subsea and Drilling & Surface. Segment profit of $0.7 billion in the three months ended September 30, 2014 increased $0.1 billion, or 27%, on higher productivity ($0.1 billion).

Revenues of $13.7 billion in the nine months ended September 30, 2014 increased $2.0 billion, or 17%, on higher volume ($1.8 billion), the effects of a weaker U.S. dollar ($0.1 billion), higher other income ($0.1 billion) due to non-repeat of charges incurred in the first quarter of 2013 and higher prices ($0.1 billion). Higher volume was primarily due to higher equipment sales, primarily at Subsea and Turbomachinery and the result of the third-quarter 2013 acquisition of Lufkin Industries, Inc. Segment profit of $1.8 billion in the nine months ended September 30, 2014 increased $0.4 billion, or 29%, on higher volume ($0.2 billion), higher productivity ($0.1 billion) and  higher prices ($0.1 billion). The operating profit improvements were primarily at Subsea and Turbomachinery.

Energy Management

Revenues of $1.8 billion in the three months ended September 30, 2014 decreased 1% on lower volume. Segment profit of $0.1 billion increased more than 100% in the three months ended September 30, 2014 on higher productivity reflecting SG&A cost reductions.

Revenues of $5.3 billion in the nine months ended September 30, 2014 decreased $0.2 billion, or 4%, on lower volume ($0.2 billion). Lower volume was primarily driven by the weakness in the electrical distribution markets. Segment profit of $0.1 billion in the nine months ended September 30, 2014 increased $0.1 billion on higher productivity ($0.1 billion) reflecting continued SG&A cost reductions, partially offset by the absence of a gain on a disposition in the first quarter of 2013.

Aviation

Revenues of $5.7 billion in the three months ended September 30, 2014 increased $0.3 billion, or 6%, on higher prices ($0.2 billion) and higher volume ($0.1 billion). Higher volume was driven by higher equipment sales on increased commercial engine shipments and the third-quarter 2013 acquisition of Avio S.p.A. (Avio). Segment profit of $1.3 billion in three months ended September 30, 2014 increased $0.2 billion, or 16%, on higher prices ($0.2 billion), partially offset by the effects of inflation ($0.1 billion). Operating profit improvements were primarily driven by equipment sales and the impact of Avio.

Revenues of $17.6 billion in the nine months ended September 30, 2014 increased $1.8 billion, or 12%, on higher volume ($1.0 billion) and higher prices ($0.7 billion). Higher volume was driven by higher equipment sales on increased commercial engine shipments, and increased service revenues as well as the third-quarter 2013 acquisition of Avio. Segment profit of $3.6 billion in nine months ended September 30, 2014 increased $0.5 billion, or 16%, on higher prices ($0.7 billion), higher volume ($0.2 billion) and higher other income ($0.1 billion), partially offset by lower productivity ($0.4 billion) and the effects of inflation ($0.2 billion). Operating profit improvements were primarily driven by services and the impact of Avio.

Healthcare

Revenues of $4.5 billion in the three months ended September 30, 2014 increased $0.2 billion, or 4%, on higher volume ($0.3 billion), partially offset by lower prices ($0.1 billion). The revenue increase was driven by higher equipment sales. Segment profit of $0.7 billion in the three months ended September 30, 2014 increased $0.1 billion, or 9%, on higher productivity ($0.2 billion) reflecting SG&A cost reductions, partially offset by lower prices ($0.1 billion).

Revenues of $13.2 billion in the nine months ended September 30, 2014 increased $0.1 billion, or 1%, on higher volume ($0.3 billion), partially offset by lower prices ($0.2 billion). The revenue increase was driven by higher equipment sales. Segment profit of $2.0 billion in the nine months ended September 30, 2014 increased 2% on higher productivity ($0.4 billion) reflecting SG&A cost reductions and higher volume ($0.1 billion), partially offset by lower prices ($0.2 billion) and the effects of inflation ($0.1 billion).
(58)

Transportation

Revenues of $1.5 billion in the three months ended September 30, 2014 increased $0.1 billion, or 10%, on higher volume ($0.1 billion). Higher volume was driven by higher locomotive equipment sales, partially offset by the weakness in the Mining business where both equipment and services revenues decreased. Segment profit of $0.3 billion in the three months ended September 30, 2014 increased 12% on higher volume due to the higher locomotive equipment sales.

Revenues of $4.1 billion in the nine months ended September 30, 2014 decreased $0.4 billion, or 8%, on lower volume ($0.4 billion). Segment profit of $0.8 billion in the nine months ended September 30, 2014 decreased $0.1 billion, or 8%, primarily due to lower volume ($0.1 billion). Lower volume was driven by lower equipment sales and the weakness in the Mining business where both equipment and services revenues decreased.

Appliances & Lighting

Revenues of $2.1 billion in the three months ended September 30, 2014 increased 1% on higher volume. Segment profit of $0.1 billion in the three months ended September 30, 2014 increased 14% driven by higher productivity.

Revenues of $6.1 billion in the nine months ended September 30, 2014 decreased 1%, on lower volume. Segment profit of $0.2 billion in the nine months ended September 30, 2014 increased 2% on higher productivity.

GE Capital

GE Capital revenues decreased 1% and net earnings decreased 22% in the three months ended September 30, 2014. Revenues decreased as a result of organic revenue declines, and the effects of dispositions, partially offset by higher gains and lower impairments. Net earnings reflected core decreases, higher provisions for losses on financing receivables and the effects of dispositions, partially offset by higher gains and lower impairments.

GE Capital revenues decreased 5% and net earnings decreased 9% in the nine months ended September 30, 2014. Revenues decreased as a result of organic revenue declines, primarily due to lower ENI, the effects of dispositions and lower gains, partially offset by lower impairments. Net earnings reflected core decreases, the effects of dispositions and lower gains, partially offset by lower impairments and lower provisions for losses on financing receivables.

We have communicated our goal of reducing GE Capital's ENI, excluding cash and equivalents, most recently targeting a balance of $300 billion to $350 billion. ENI is a metric used by us to measure the total capital we have invested in our financial services business. GE Capital's ENI, excluding cash and equivalents, was $365 billion at September 30, 2014. To achieve this goal, we are more aggressively focusing our businesses on selective financial services products where we have deep domain experience, broad distribution, the ability to earn a consistent return on capital and are competitively advantaged, while managing our overall balance sheet size and risk. We have a strategy of exiting those businesses that are deemed to be non-strategic or that are underperforming. We have completed a number of dispositions in our businesses in the past and will continue to evaluate options going forward.

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

(59)

Additional Information – GE Capital Businesses

	Three months ended September 30			Nine months ended September 30
(Dollars in millions)	2014	2013	V%	2014	2013	V%

Revenues
CLL	$3,681	$3,677	-%	$10,874	$11,091	(2)%
Consumer	3,622	3,683	(2)%	10,822	11,158	(3)%
Real Estate	697	689	1%	1,992	3,218	(38)%
Energy Financial Services	344	438	(21)%	1,120	1,084	3%
GECAS	1,262	1,312	(4)%	3,952	3,973	(1)%
Total revenues	9,606	9,799	(2)%	28,760	30,524	(6)%
Corporate items and eliminations	845	807	5%	2,453	2,466	(1)%
Total revenues	$10,451	$10,606	(1)%	$31,213	$32,990	(5)%

Profit
CLL	$617	$479	29%	$1,722	$1,702	1%
Consumer	621	898	(31)%	1,879	2,262	(17)%
Real Estate	175	464	(62)%	703	1,589	(56)%
Energy Financial Services	61	150	(59)%	290	293	(1)%
GECAS	133	173	(23)%	828	825	-%
Total profit	1,607	2,164	(26)%	5,422	6,671	(19)%
Corporate items and eliminations	(115)	(261)	56%	(133)	(906)	85%
Earnings from continuing operations
attributable to GECC	1,492	1,903	(22)%	5,289	5,765	(8)%
Preferred stock dividends declared	-	-	-%	(161)	(135)	(19)%
Earnings from continuing operations
attributable to GECC common shareowner	1,492	1,903	(22)%	5,128	5,630	(9)%
Earnings (loss) from discontinued operations,
net of taxes	57	(91)	F	33	(334)	F
Net earnings attributable to GECC
common shareowner	$1,549	$1,812	(15)%	$5,161	$5,296	(3)%

(In millions)	September 30, 2014	December 31, 2013	September 30, 2013

Assets
CLL	$170,478	$174,357	$170,310
Consumer	140,529	132,236	134,645
Real Estate	36,485	38,744	39,947
Energy Financial Services	16,197	16,203	18,135
GECAS	42,960	45,876	47,172
Corporate items and eliminations	100,265	109,413	110,519
Total Assets	$506,914	$516,829	$520,728

CLL

CLL revenues were flat and net earnings increased 29% in the three months ended September 30, 2014. Net earnings increased reflecting lower impairments ($0.1 billion) and core increases.

CLL revenues decreased 2% and net earnings increased 1% in the nine months ended September 30, 2014. Revenues decreased as a result of organic revenue declines ($0.4 billion) and the effects of dispositions ($0.2 billion), partially offset by lower impairments ($0.4 billion). Net earnings increased reflecting lower impairments ($0.4 billion) and lower provisions for losses on financing receivables ($0.1 billion), partially offset by core decreases ($0.3 billion) and the effects of dispositions ($0.2 billion).

(60)

Consumer

Consumer revenues decreased 2% and net earnings decreased 31% in the three months ended September 30, 2014. Revenues decreased as a result of the effects of dispositions ($0.1 billion), partially offset by organic revenue growth. The decrease in net earnings resulted primarily from higher provisions for losses on financing receivables ($0.1 billion), core decreases ($0.1 billion) and the effects of dispositions ($0.1 billion).

Consumer revenues decreased 3% and net earnings decreased 17% in the nine months ended September 30, 2014. Revenues decreased as a result of the effects of dispositions ($0.3 billion), partially offset by lower impairments ($0.1 billion). The decrease in net earnings resulted primarily from core decreases ($0.3 billion) and the effects of dispositions ($0.2 billion), partially offset by lower provisions for losses on financing receivables ($0.1 billion).

Real Estate

Real Estate revenues increased 1% and net earnings decreased 62% in the three months ended September 30, 2014. Revenues increased as a result of increases in net gains on property sales ($0.1 billion), partially offset by organic revenue declines ($0.1 billion). Net earnings decreased as a result of core decreases ($0.3 billion), including lower tax benefits ($0.3 billion) and higher impairments ($0.1 billion), partially offset by increases in net gains on property sales ($0.1 billion). Depreciation expense on real estate equity investments totaled $0.1 billion in both the three months ended September 30, 2014 and 2013, respectively.

Real Estate revenues decreased 38% and net earnings decreased 56% in the nine months ended September 30, 2014. Revenues decreased as a result of decreases in net gains on property sales ($0.9 billion) mainly due to the 2013 sale of real estate comprising certain floors located at 30 Rockefeller Center, New York and organic revenue declines ($0.3 billion). Net earnings decreased as a result of core decreases ($0.9 billion), including decreases in net gains on property sales ($0.5 billion) and lower tax benefits ($0.4 billion), partially offset by lower provisions for losses on financing receivables and lower impairments associated with the strategic decision to exit certain equity platforms in 2013. Depreciation expense on real estate equity investments totaled $0.2 billion and $0.4 billion in the nine months ended September 30, 2014 and 2013, respectively.

Energy Financial Services

Energy Financial Services revenues decreased 21% and net earnings decreased 59% in the three months ended September 30, 2014. Revenues decreased as a result of lower gains ($0.1 billion) and higher impairments, partially offset by organic revenue growth. The decrease in net earnings resulted primarily from lower gains, core decreases and higher impairments.

Energy Financial Services revenues increased 3% and net earnings decreased 1% in the nine months ended September 30, 2014. Revenues increased as a result of organic revenue growth ($0.3 billion) and higher gains ($0.1 billion), partially offset by the effects of dispositions ($0.1 billion) and higher impairments ($0.1 billion). The decrease in net earnings resulted primarily from higher impairments ($0.1 billion) and the effects of dispositions ($0.1 billion), partially offset by core increases ($0.1 billion) and higher gains.

GECAS

GECAS revenues decreased 4% and net earnings decreased 23% in the three months ended September 30, 2014. Revenues decreased as a result of organic revenue declines ($0.1 billion), partially offset by higher gains. The decrease in net earnings resulted primarily from core decreases ($0.1 billion), partially offset by higher gains.

GECAS revenues decreased 1% and net earnings were flat in the nine months ended September 30, 2014. Revenues decreased as a result of organic revenue declines ($0.2 billion), partially offset by higher gains ($0.1 billion).
(61)

Corporate Items and Eliminations
	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Revenues
NBCU LLC	$-	$31	$-	$1,402
Gains (losses) on disposed or held for sale
businesses	-	-	91	-
Eliminations and other	(902)	(789)	(2,801)	(2,384)
Total	$(902)	$(758)	$(2,710)	$(982)

Operating Profit (Cost)
NBCU LLC	$-	$31	$-	$1,402
Gains (losses) on disposed or held for sale
businesses	-	-	91	-
Principal retirement plans(a)	(582)	(811)	(1,745)	(2,409)
Restructuring and other charges	(435)	(456)	(1,218)	(1,282)
Unallocated corporate, other costs and eliminations	(533)	(668)	(1,694)	(1,842)
Total	$(1,550)	$(1,904)	$(4,566)	$(4,131)

(a)
Included non-operating (non-GAAP) pension income (cost) of $(0.5) billion and $(0.7) billion in the three months ended September 30, 2014 and 2013, respectively, and $(1.6) billion and $(2.0) billion in the nine months ended September 30, 2014 and 2013, respectively, which includes expected return on plan assets, interest costs and non-cash amortization of actuarial gains and losses.

Revenues in the three months ended September 30, 2014 decreased $0.1 billion as a result of $0.1 billion of higher inter-segment eliminations. Operating cost decreased $0.4 billion as a result of $0.2 billion of lower costs of our principal retirement plans and $0.1 billion of lower research and development spending and global corporate costs. Restructuring and other charges in the third quarter of 2014 included $0.1 billion of curtailment loss on the principal retirement plans resulting from our agreement with Electrolux to sell the GE Appliances business.

Revenues in the nine months ended September 30, 2014 decreased $1.7 billion as a result of $1.4 billion lower income related to the operations and disposition of NBCU LLC in the first quarter of 2013 and $0.4 billion of higher inter-segment eliminations, partially offset by $0.1 billion gain related to the disposition of our fuel dispenser business at Oil & Gas in the second quarter of 2014. Operating cost increased $0.4 billion as a result of $1.4 billion of lower NBCU LLC related income, partially offset by $0.7 billion of lower costs of our principal retirement plans, $0.2 billion of lower research and development spending and global corporate costs, $0.1 billion of higher gains on business dispositions and $0.1 billion of lower restructuring and other charges. Restructuring and other charges in the nine months ended September 30, 2014 included $0.1 billion of asset write-offs at a consolidated nuclear joint venture in which we hold a 51% interest at Power & Water and $0.1 billion of curtailment loss on the principal retirement plans resulting from our agreement with Electrolux to sell the GE Appliances business.

Certain amounts included in corporate items and eliminations cost are not allocated to GE operating segments because they are excluded from the measurement of their operating performance for internal purposes. These costs include certain restructuring and other charges, technology and product development costs and acquisition-related costs.

For the three months ended September 30, 2014, these amounts totaled $0.5 billion, including Power & Water ($0.1 billion), Oil & Gas ($0.1 billion), Energy Management ($0.1 billion), Aviation ($0.1 billion) and Healthcare ($0.1 billion). For the nine months ended September 30, 2014, these amounts totaled $1.4 billion, including Power & Water ($0.3 billion), Oil & Gas ($0.2 billion), Energy Management ($0.2 billion), Aviation ($0.2 billion), Healthcare ($0.4 billion) and Appliances & Lighting ($0.1 billion). In addition, corporate items and eliminations included a $0.1 billion gain related to the Oil & Gas fuel dispenser business disposition in the second quarter of 2014.

For the three months ended September 30, 2013, these amounts totaled $0.6 billion, including Power & Water ($0.1 billion), Oil & Gas ($0.1 billion), Aviation ($0.2 billion) and Healthcare ($0.1 billion). For the nine months ended September 30, 2013, these amounts totaled $1.6 billion, including Power & Water ($0.3 billion), Oil & Gas ($0.2 billion), Energy Management ($0.1 billion), Aviation ($0.5 billion), Healthcare ($0.4 billion), Transportation ($0.1 billion) and Appliances & Lighting ($0.1 billion).

(62)

INCOME TAXES

The consolidated provision for income taxes was an expense of $0.5 billion in the three months ended September 30, 2014 (an effective tax rate of 11.8%), compared with $0.3 billion for the same period of 2013 (an effective tax rate of 9.6%). The increase in consolidated tax expense is primarily attributable to decreased benefits from lower-taxed global operations. This increase was partially offset by the adjustment in the third quarter of 2014 to bring our nine month tax rate in line with the projected full year tax rate that was lower than in the third quarter 2013 adjustment.

The consolidated provision for income taxes was an expense of $1.2 billion in the nine months ended September 30, 2014 (an effective tax rate of 10.5%), a slight increase in expense from the same period of 2013 (an effective tax rate of 10.1%). The increase in consolidated tax expense is primarily attributable to decreased benefits from lower-taxed global operations including the absence of the 2013 benefits from enactment, discussed below, of the extension of the U.S. tax provision deferring tax on active financial services income. This increase was partially offset by the 2014 year-to-date adjustment to bring our nine month tax rate in line with the projected full year tax rate that was significantly lower than the third quarter 2013 year-to-date adjustment and a decrease in income taxed at rates above the average tax rate.

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

GE and GECC file a consolidated U.S. federal income tax return. This enables GE to use GECC tax deductions and credits to reduce the tax that otherwise would have been payable by GE. The GECC effective tax rate for each period reflects the benefit of these tax reductions in the consolidated return. GE makes cash payments to GECC for these tax reductions at the time GE's tax payments are due.

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

We expect our ability to benefit from non-U.S. income taxed at less than the U.S. rate to continue subject to changes of U.S. or foreign law, including the expiration of the U.S. tax law provision deferring tax on active financial services income. If this provision is not extended, our tax rate will increase significantly after 2014. In addition, since this benefit depends on management's intention to indefinitely reinvest amounts outside the U.S., our tax provision will increase to the extent we no longer intend to indefinitely reinvest foreign earnings.

(63)

DISCONTINUED OPERATIONS

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Earnings (loss) from discontinued operations,
net of taxes	$57	$(91)	$28	$(335)

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

Earnings from discontinued operations, net of taxes, in the three months ended September 30, 2014 primarily reflect a $0.1 billion tax benefit related to the extinguishment of our loss-sharing arrangement for excess interest claims associated with the 2008 sale of GE Money Japan.

Earnings from discontinued operations, net of taxes, in the nine months ended September 30, 2014 primarily reflect a $0.1 billion tax benefit related to the extinguishment of our loss-sharing arrangement for excess interest claims associated with the 2008 sale of GE Money Japan, offset by a $0.1 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC.

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

For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

STATEMENT OF FINANCIAL POSITION

Major changes in our financial position for the nine months ended September 30, 2014 resulted from the following:

•	The U.S. dollar was stronger against most major currencies at September 30, 2014 than at December 31, 2013, decreasing the translated levels of our non-U.S. dollar assets and liabilities.
•
GE's inventory balance increased $2.1 billion in order to fulfill commitments and backlog, partially offset by the reclassification of inventories at our Appliances business of $0.7 billion to held for sale.

•
Consistent with our effort to reduce the GECC balance sheet, collections (which includes sales) on financing receivables exceeded originations by $1.0 billion and net repayments exceeded new issuances of total borrowings by $17.9 billion.

•	GE completed issuances of $3.0 billion of senior unsecured debt with maturities up to 30 years.
•	GECC's bank deposits balance increased $7.5 billion, primarily due to increases at Synchrony Financial.
•	We committed to sell our Appliances business with assets of $2.6 billion and liabilities of $0.8 billion.
•	We committed to sell GEMB-Nordic with assets of $3.2 billion and liabilities of $0.9 billion.
•
GE completed acquisitions of Thermo Fisher and API in our Healthcare segment and Cameron's Reciprocating Compression Division in our Oil & Gas segment resulting in increased goodwill and intangible assets balances of $1.7 billion.

(64)

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

GE Cash Flow

GE CFOA totaled $7.2 billion and $7.8 billion for the nine months ended September 30, 2014 and 2013, respectively. With respect to GE CFOA, we believe that it is useful to supplement our GE Condensed Statement of Cash Flows and to examine in a broader context the business activities that provide and require cash.

	Nine months ended September 30
(In billions)	2014	2013

Operating cash collections(a)	$76.7	$72.9
Operating cash payments	(71.7)	(69.0)
Cash dividends from GECC	2.2	3.9
GE cash from operating activities (GE CFOA)(a)	$7.2	$7.8

(a)
GE sells customer receivables to GECC in part to fund the growth of our industrial businesses. These transactions can result in cash generation or cash use. During any given period, GE receives cash from the sale of receivables to GECC. It also foregoes collection of cash on receivables sold. The incremental amount of cash received from sale of receivables in excess of the cash GE would have otherwise collected had those receivables not been sold, represents the cash generated or used in the period relating to this activity. The incremental cash generated in GE CFOA from selling these receivables to GECC increased GE CFOA by $0.2 billion and decreased GE CFOA by $0.8 billion in the nine months ended September 30, 2014 and 2013, respectively. See Note 17 to the condensed, consolidated financial statements for additional information about the elimination of intercompany transactions between GE and GECC.

The most significant source of cash in GE CFOA is customer-related activities, the largest of which is collecting cash resulting from product or services sales. GE operating cash collections increased $3.8 billion in the nine months ended September 30, 2014. This increase is consistent with comparable GE segment revenue increases from sales of goods and services and higher collections on current receivables. These increases were partially offset by a decrease in progress collections.

The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services. GE operating cash payments increased $2.7 billion in the nine months ended September 30, 2014. This increase is consistent with cost and expense increases and increased inventory spend to fulfill commitments and backlog. These increases were partially offset by the non-recurrence of payments made in 2013, including NBCU deal-related tax payments and payouts under our long-term incentive plan.

Dividends from GECC, including special dividends, represent the distribution of a portion of GECC retained earnings, and are distinct from cash from continuing operations within the financial services businesses. The amounts included in GE CFOA are the total dividends, including special dividends from excess capital. GECC paid dividends totaling $2.2 billion and $3.9 billion, including special dividends of $0.7 billion and $3.0 billion to GE in the nine months ended September 30, 2014 and 2013, respectively.

GE cash used for investing activities was $4.6 billion compared with cash from investing activities of $5.3 billion during the nine months ended September 30, 2014 and 2013, respectively. Cash from investing activities decreased $9.9 billion compared with the same period in 2013, primarily due to proceeds of $16.7 billion from the 2013 sale of our remaining 49% common equity interest in NBCU LLC to Comcast Corporation. This decrease in cash from investing activities was partially offset by a decrease in business acquisitions of $5.9 billion primarily driven by the 2014 acquisitions of Thermo Fisher for $1.1 billion, Cameron's Reciprocating Compression Division for $0.6 billion, and API for $0.3 billion compared with the 2013 acquisitions of Avio for $4.4 billion and Lufkin for $3.3 billion.

(65)

GE cash used for financing activities was $5.6 billion and $18.4 billion for the nine months ended September 30, 2014 and 2013, respectively. Cash used for financing activities decreased $12.8 billion compared with the same period in 2013, primarily as a result of our 2013 repayment of $5.0 billion of unsecured notes compared with an issuance of $3.0 billion of unsecured notes in 2014. Additionally, there was decreased net repurchases of GE shares for treasury of $6.1 billion. These decreases in cash used for financing were partially offset by an increase in the dividends paid to shareowners of $0.7 billion.

GECC Cash Flow
GECC cash from operating activities was $11.7 billion and $11.8 billion for the nine months ended September 30, 2014 and 2013, respectively. Cash from operating activities decreased $0.1 billion compared with the same period in 2013 primarily due to a $2.4 billion decrease driven by net tax payments in 2014 compared with net tax refunds in 2013 coupled with a decrease in cash generated from net earnings in 2014, partially offset by a decrease in net cash collateral activity with counterparties on derivative contracts of $4.2 billion.

GECC cash from investing activities was $3.7 billion and $28.3 billion for the nine months ended September 30, 2014 and 2013, respectively. Cash from investing activities decreased $24.6 billion compared with the same period in 2013 primarily due to lower collections (which includes sales) exceeding originations of financing receivables of $7.6 billion, the 2013 acquisition of MetLife Bank, N.A., resulting in net cash provided of $6.4 billion, lower cash settlements on derivative instruments of $3.4 billion, lower net maturities of investment securities of $2.0 billion, the payment of our obligation to the buyer of GE Money Japan of $1.7 billion and lower net loan repayments from our equity method investments of $1.6 billion.

GECC cash used for financing activities was $9.0 billion and $24.7 billion for the nine months ended September 30, 2014 and 2013, respectively. Cash used for financing activities decreased $15.7 billion compared with the same period in 2013 primarily due to a net increase in deposits at our banks of $11.2 billion and proceeds received from the initial public offering of Synchrony Financial of $2.8 billion. Additionally, lower net repayments of borrowings of $1.0 billion was driven by net cash provided from the issuances of unsecured term loans of $7.5 billion and senior unsecured debt of $3.6 billion at Synchrony Financial, partially offset by higher repayments on other borrowings of $10.1 billion.

GECC paid dividends totaling $2.2 billion and $3.9 billion, including special dividends of $0.7 billion and $3.0 billion to GE for the nine months ended September 30, 2014 and 2013, respectively. There were preferred stock dividend payments of $0.2 billion and $0.1 billion in the nine months ended September 30, 2014 and 2013, respectively.

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

GECC's liquidity position is targeted to meet its obligations under both normal and stressed conditions. GECC establishes a funding plan annually that is based on the projected asset size and cash needs of the Company, which, over the past few years, has included our strategy to reduce our ending net investment in GE Capital. GECC relies on a diversified source of funding, including the unsecured term debt markets, the global commercial paper markets, deposits, secured funding, retail funding products, bank borrowings and securitizations to fund its balance sheet, in addition to cash generated through collection of principal, interest and other payments on our existing portfolio of loans and leases to fund its operating and interest expense costs.
(66)

Our 2014 GECC funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of long-term debt ($39.2 billion at December 31, 2013), through issuance of long-term debt and reissuance of commercial paper, cash on hand, collections of financing receivables exceeding originations, dispositions, asset sales, and deposits and other alternative sources of funding. Long-term maturities and early redemptions were $12.0 billion in the third quarter of 2014. Interest on borrowings is primarily repaid through interest earned on existing financing receivables. During the third quarter of 2014, GECC earned interest income on financing receivables of $4.7 billion, which more than offset interest and other financial charges of $2.1 billion.

We maintain a detailed liquidity policy for GECC that includes a requirement to maintain a contingency funding plan. The liquidity policy defines GECC's liquidity risk tolerance under different stress scenarios based on its liquidity sources and also establishes procedures to escalate potential issues. We actively monitor GECC's access to funding markets and its liquidity profile through tracking external indicators and testing various stress scenarios. The contingency funding plan provides a framework for handling market disruptions and establishes escalation procedures in the event that such events or circumstances arise.

In August 2014, the U.S. Government enacted the "Highway and Transportation Funding Act", which contained provisions that changed the interest rate methodology to calculate minimum pension funding requirements in the U.S.  We currently estimate that the change will reduce our GE Pension Plan required cash funding by approximately $2.9 billion through year-end 2015. We are currently in the process of finalizing our revised cash funding plan for the next few years.
Postretirement benefit actuarial assumptions, including mortality assumptions, are significant inputs to the actuarial models that measure benefit obligations and their related effects on operations. The Society of Actuaries recently issued new mortality tables that project longer life expectancies that will result in higher postretirement benefit obligations for U.S. companies.

We are in the process of reviewing the new tables and will update our mortality assumptions at year end. Our current best estimate indicates that the new mortality assumptions may increase postretirement benefit obligations by approximately $5.0 billion at year end and may increase our postretirement benefit costs resulting in a reduction in 2015 earnings of approximately $0.06 per share, including a $0.01 per share reduction in operating earnings.

Liquidity Sources

We maintain liquidity sources that consist of cash and equivalents, committed unused credit lines and high-quality, liquid investments.

We had consolidated cash and equivalents of $90.4 billion at September 30, 2014 that were available to meet our needs. Of this, $10.6 billion was held at GE and $79.9 billion was held at GECC.

We had committed, unused credit lines totaling $45.0 billion that were extended to us by 50 financial institutions at September 30, 2014. GECC can borrow up to $44.5 billion under all of these credit lines. GE can borrow up to $14.2 billion under certain of these credit lines. These lines include $25.4 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $19.6 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for two years from the date on which such borrowings would otherwise be due.

Cash and equivalents of $62.4 billion at September 30, 2014 were held by non-U.S. subsidiaries. Of this amount, $5.1 billion was indefinitely reinvested. Indefinitely reinvested cash held outside of the U.S. is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund our needs in the U.S. on a short-term basis through short-term loans, without being subject to U.S. tax. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and the total of all such loans is required to be outstanding for less than 60 days during the year.

At September 30, 2014, GE cash and equivalents of $2.7 billion were held in countries with currency controls that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. These funds are available to fund operations and growth in these countries and we do not currently anticipate a need to transfer these funds to the U.S.

At September 30, 2014, GECC cash and equivalents of $24 billion were in regulated banks and insurance entities and were subject to regulatory restrictions.

(67)

If we were to repatriate indefinitely reinvested cash held outside the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes.

Funding Plan

We reduced our GE Capital ENI, excluding cash and equivalents, to $365 billion at September 30, 2014.

During the first nine months of 2014, GE completed issuances of $3.0 billion of senior unsecured debt with maturities up to 30 years. GECC completed issuances of $9.4 billion of senior unsecured debt (excluding securitizations described below) with maturities up to 23 years. In addition, in August 2014, Synchrony Financial completed issuances of $3.6 billion of senior unsecured debt with maturities up to 10 years and $8.0 billion of unsecured term loans maturing in 2019 under the New Bank Term Loan Facility with third party lenders. Average commercial paper borrowings for GECC and GE during the third quarter were $25.1 billion and $8.3 billion, respectively, and the maximum amounts of commercial paper borrowings outstanding for GECC and GE during the third quarter were $25.1 billion and $10.8 billion, respectively. GECC commercial paper maturities are funded principally through new commercial paper issuances and at GE are substantially repaid before quarter-end using indefinitely reinvested overseas cash, which as discussed above, is available for use in the U.S. on a short-term basis without being subject to U.S. tax.

We securitize financial assets as an alternative source of funding. During 2014, we completed $9.4 billion of non-recourse issuances and $9.3 billion of non-recourse borrowings matured. At September 30, 2014, consolidated non-recourse securitization borrowings were $30.2 billion.

We have 9 deposit-taking banks outside of the U.S. and two deposit-taking banks in the U.S. – Synchrony Bank (formerly GE Capital Retail Bank), a Federal Savings Bank (FSB), and GE Capital Bank, an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) in maturity terms up to 10 years.

Total alternative funding at September 30, 2014 was $117.4 billion, composed mainly of $60.8 billion of bank deposits, $30.2 billion of non-recourse securitization borrowings, $7.3 billion of funding secured by real estate, aircraft and other collateral and $5.8 billion of GE Interest Plus notes. The comparable amount of total alternative funding at December 31, 2013 was $107.5 billion.

As a matter of general practice, we routinely evaluate the economic impact of calling debt instruments where GECC has the right to exercise a call. In determining whether to call debt, we consider the economic benefit to GECC of calling debt, the effect of calling debt on GECC's liquidity profile and other factors. During 2014, we called $0.4 billion of long-term debt.

Income Maintenance Agreement

GE provides implicit and explicit support to GECC through commitments, capital contributions and operating support. For example, and as discussed below, GE has committed to keep GECC's ratio of earnings to fixed charges above a minimum level. GECC's credit rating is higher than it would be on a stand-alone basis as a result of this financial support. GECC currently does not pay GE for this support.

As set forth in Exhibit 99(b) hereto, GECC's ratio of earnings to fixed charges was 1.78:1 during the nine months ended September 30, 2014. For additional information, see the Income Maintenance Agreement section in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2013 consolidated financial statements.
(68)

PORTFOLIO QUALITY

Investment Securities

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants, policyholders and holders of guaranteed investment contracts (GICs) in Trinity, and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.

The fair value of investment securities increased to $47.0 billion at September 30, 2014 from $44.0 billion at December 31, 2013, reflecting higher net unrealized gains in U.S. Corporate and State and Municipal securities driven by lower interest rates in the U.S.

Total pre-tax, other-than-temporary impairment losses recognized in earnings during the three months ended September 30, 2014 and September 30, 2013 were an insignificant amount and $0.1 billion, respectively. The 2013 amount primarily related to credit losses on corporate debt securities and other-than-temporary impairment on equity securities.

Total pre-tax, other-than-temporary impairment losses recognized in earnings during the nine months ended September 30, 2014 and September 30, 2013 were an insignificant amount and $0.5 billion, respectively. The 2013 amount primarily related to credit losses on corporate debt securities and other-than-temporary impairment on equity securities.

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

(69)

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

For purposes of the discussion that follows, "delinquent" receivables are those that are 30 days or more past due based on their contractual terms. Loans purchased at a discount are initially recorded at fair value and accrete interest income over the estimated life of the loan based on reasonably estimable cash flows even if the underlying loans are contractually delinquent at acquisition. "Nonaccrual" financing receivables are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due, with the exception of consumer credit card accounts, for which we continue to accrue interest until the accounts are written off in the period that the account becomes 180 days past due. Recently restructured financing receivables are not considered delinquent when payments are brought current according to the restructured terms, but may remain classified as nonaccrual until there has been a period of satisfactory payment performance by the borrower and future payments are reasonably assured of collection.

Further information on the determination of the allowance for losses on financing receivables and the credit quality and categorization of our financing receivables is provided in Notes 5 and 18 to the condensed, consolidated financial statements.

(70)

	Financing receivables at		Nonaccrual receivables at			Allowance for losses at
(In millions)	September 30, 2014	December 31, 2013	September 30, 2014		December 31, 2013	September 30, 2014	December 31, 2013

Commercial
CLL
Americas	$66,871	$69,036	$1,101		$1,275	$426	$473
International(a)	43,268	47,431	1,013		1,459	379	505
Total CLL	110,139	116,467	2,114		2,734	805	978
Energy
Financial Services	2,798	3,107	57		4	6	8
GECAS	8,449	9,377	153		-	15	17
Other	134	318	-		6	-	2
Total Commercial	121,520	129,269	2,324		2,744	826	1,005

Real Estate	19,799	19,899	1,628		2,551	154	192

Consumer
Non-U.S. residential
mortgages(b)	27,674	30,501	1,960		2,161	439	358
Non-U.S. installment
and revolving credit	10,098	13,677	50		88	445	594
U.S. installment
and revolving credit	55,258	55,854	2		2	3,053	2,823
Non-U.S. auto	1,588	2,054	19		18	147	56
Other	6,638	6,953	218		351	106	150
Total Consumer	101,256	109,039	2,249		2,620	4,190	3,981

Total	$242,575	$258,207	$6,201	(c)	$7,915	$5,170	$5,178

(a)
Write-offs to net realizable value are recognized against the allowance for losses primarily in the reporting period in which management has deemed all or a portion of the financing receivable to be uncollectible, but not later than 360 days after initial recognition of a specific reserve for a collateral dependent loan. In accordance with regulatory standards that are applicable in Italy, commercial loans are considered uncollectible when there is demonstrable evidence of the debtor's insolvency, which may result in write-offs occurring beyond 360 days after initial recognition of a specific reserve.

(b)
Included financing receivables of $11,555 million and $12,401 million, nonaccrual receivables of $895 million and $965 million and allowance for losses of $179 million and $126 million at September 30, 2014 and December 31, 2013, respectively, primarily related to loans, net of credit insurance, whose terms permitted repayments that are less than the repayments for fully amortizing loans and high loan-to-value ratios at inception (greater than 90%). At origination, we underwrite loans with an adjustable rate to the reset value. Of these loans, about 85% are in our U.K. and France portfolios, which have a delinquency rate of 14%, have a loan-to-value ratio at origination of 82% and have re-indexed loan-to-value ratios of 78% and 65%, respectively. Re-indexed loan-to-value ratios may not reflect actual realizable values of future repossessions. At September 30, 2014, 13% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(c)	Of our $6.2 billion nonaccrual loans of September 30, 2014, $2.7 billion are currently paying in accordance with the contractual terms.

The portfolio of financing receivables, before allowance for losses, was $242.6 billion at September 30, 2014, and $258.2 billion at December 31, 2013. Financing receivables, before allowance for losses, decreased $15.6 billion from December 31, 2013, primarily as a result of write-offs ($3.9 billion), the stronger U.S. dollar ($3.3 billion), the reclassification of GEMB-Nordic to held for sale ($2.9 billion) and collections (which includes sales) exceeding originations ($1.0 billion).

Related nonaccrual receivables totaled $6.2 billion (2.6% of outstanding receivables) at September 30, 2014 compared with $7.9 billion (3.1% of outstanding receivables), at December 31, 2013. Nonaccrual receivables decreased from December 31, 2013 primarily due to payoffs, collections and write-offs in our Real Estate and CLL portfolios.

The allowance for losses remained constant at $5.2 billion at September 30, 2014 representing our best estimate of probable losses inherent in the portfolio. Allowance for losses decreased at Commercial and Real Estate, primarily as a result of write-offs and resolutions.  These decreases were offset by increases at Consumer, primarily as a result of an increase in the projected net write-offs over the next 12 months in the U.S. and the effects of recent legislation on consumer pricing in Hungary, partially offset by the reclassification of GEMB-Nordic to held for sale.  These factors also resulted in an increase in allowance for losses as a percent of total financing receivables from 2.0% at December 31, 2013 to 2.1% at September 30, 2014. Further information about the allowance for losses for each of our portfolios is provided below.

(71)

Selected Ratios Related to Nonaccrual Financing Receivables and the Allowance for Losses

	Nonaccrual financing receivables		Allowance for losses		Allowance for losses
	as a percent of		as a percent of		as a percent of
	total financing receivables at		nonaccrual financing receivables at		total financing receivables at

	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013

Commercial
CLL
Americas	1.7%	1.8%	38.7%	37.1%	0.6%	0.7%
International	2.3	3.1	37.4	34.6	0.9	1.1
Total CLL	1.9	2.3	38.1	35.8	0.7	0.8
Energy Financial
Services	2.0	0.1	10.5	200.0	0.2	0.3
GECAS	1.8	-	9.8	-	0.2	0.2
Other	-	1.9	-	33.3	-	0.6
Total Commercial	1.9	2.1	35.5	36.6	0.7	0.8

Real Estate	8.2	12.8	9.5	7.5	0.8	1.0

Consumer
Non-U.S. residential
mortgages(a)	7.1	7.1	22.4	16.6	1.6	1.2
Non-U.S. installment
and revolving credit	0.5	0.6	890.0	675.0	4.4	4.3
U.S. installment and
revolving credit	-	-	(b)	(b)	5.5	5.1
Non-U.S. auto(c)	1.2	0.9	773.7	311.1	9.3	2.7
Other	3.3	5.0	48.6	42.7	1.6	2.2
Total Consumer	2.2	2.4	186.3	151.9	4.1	3.7

Total	2.6	3.1	83.4	65.4	2.1	2.0

(a)
Included nonaccrual financing receivables as a percent of financing receivables of 7.7% and 7.8%, allowance for losses as a percent of nonaccrual receivables of 20.0% and 13.0% and allowance for losses as a percent of total financing receivables of 1.5%  and 1.0%  at September 30, 2014 and December 31, 2013, respectively, primarily related to loans, net of credit insurance, whose terms permitted repayments that are less than the repayments for fully amortizing loans and high loan-to-value ratios at inception (greater than 90%). Compared to the overall Non-U.S. residential mortgage loan portfolio, the ratio of allowance for losses as a percent of nonaccrual financing receivables for these loans is lower, driven primarily by the higher mix of such products in the U.K. and France portfolios and as a result of the better performance and collateral realization experience in these markets.

(b)	Not meaningful.
(c)	Increase in allowance for losses ratios attributable to recent legislation on consumer pricing in Hungary.

Included below is a discussion of financing receivables, allowance for losses, nonaccrual receivables and related metrics for each of our significant portfolios.

CLL – Americas.  Nonaccrual receivables of $1.1 billion represented 17.8% of total nonaccrual receivables at September 30, 2014. The ratio of allowance for losses as a percent of nonaccrual receivables increased from 37.1% at December 31, 2013, to 38.7% at September 30, 2014, reflecting a decline in nonaccrual receivables in our media, materials and franchise portfolios, partially offset by increases in our Canada and Latin America portfolios. The ratio of nonaccrual receivables as a percent of financing receivables decreased from 1.8% at December 31, 2013 to 1.7% at September 30, 2014, reflecting decreased nonaccrual receivables for the reasons described above. Collateral supporting these nonaccrual financing receivables primarily includes assets in the restaurant and hospitality, trucking and industrial equipment industries and corporate aircraft, and for our leveraged finance business, equity of the underlying businesses.

(72)

CLL – International. Nonaccrual receivables of $1.0 billion represented 16.3 % of total nonaccrual receivables at September 30, 2014. The ratio of allowance for losses as a percent of nonaccrual receivables increased from 34.6 % at December 31, 2013 to 37.4 % at September 30, 2014, reflecting a decrease in nonaccrual receivables and allowance for losses in our Interbanca S.p.A. and Australia portfolios primarily as a result of account resolutions and sales of nonaccrual receivables in Korea. Approximately 54% of our CLL – International nonaccrual receivables are attributable to the Interbanca S.p.A. portfolio, which was acquired in 2009. The loans acquired with Interbanca S.p.A. were recorded at fair value, which incorporates an estimate at the acquisition date of credit losses over their remaining life. Accordingly, these loans generally have a lower ratio of allowance for losses as a percent of nonaccrual receivables compared to the remaining portfolio. Excluding the nonaccrual loans attributable to the 2009 acquisition of Interbanca S.p.A., the ratio of allowance for losses as a percent of nonaccrual receivables increased from 42.2 % at December 31, 2013, to 53.1% at September 30, 2014, primarily due to sales of nonaccrual receivables in Korea and a decrease in nonaccrual receivables and allowance for losses in our Australia portfolio. The ratio of nonaccrual receivables as a percent of financing receivables decreased from 3.1% at December 31, 2013 to 2.3% at September 30, 2014, for the reasons described above. Collateral supporting these secured nonaccrual financing receivables are primarily equity of the underlying businesses, purchased receivables, commercial real estate, manufacturing and other equipment, and corporate aircraft.

Real Estate.  Nonaccrual receivables of $1.6 billion represented 26.3% of total nonaccrual receivables at September 30, 2014. The decrease in nonaccrual receivables from December 31, 2013, was primarily due to Asian office collections and resolutions as well as the resolution of North American office, multi-family and hotel nonaccrual loans, and European retail nonaccrual loans through payoffs and collections. The ratio of allowance for losses as a percent of nonaccrual receivables increased from 7.5% to 9.5% reflecting decreases in the allowance for losses at a lower rate than decreases in nonaccrual loans as mentioned above. The ratio of allowance for losses as a percent of total financing receivables decreased from 1.0% at December 31, 2013 to 0.8% at September 30, 2014, driven primarily by the reduction in overall reserves due to improving market conditions and new loan originations in 2014.

The Real Estate financing receivables portfolio is collateralized by income-producing or owner-occupied commercial properties across a variety of asset classes and markets. At September 30, 2014, total Real Estate financing receivables of $19.8 billion were primarily collateralized by office buildings ($6.2 billion), apartment buildings ($3.3 billion), retail facilities ($2.9 billion), warehouse properties ($2.4 billion) and hotel properties ($1.9 billion). In 2014, commercial real estate markets continue to show signs of improved stability and liquidity in certain markets; however, the pace of improvement varies significantly by asset class and market and the long-term outlook remains uncertain. We have and continue to maintain an intense focus on operations and risk management. Loan loss reserves related to our Real Estate–Debt financing receivables are particularly sensitive to declines in underlying property values. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any attempts to forecast potential losses carry a high degree of imprecision and are subject to change. At September 30, 2014, we had 100 foreclosed commercial real estate properties totaling $0.8 billion.

Consumer − Non-U.S. residential mortgages. Nonaccrual receivables of $2.0 billion represented 31.6 % of total nonaccrual receivables at September 30, 2014. The ratio of allowance for losses as a percent of nonaccrual receivables increased from 16.6% at December 31, 2013, to 22.4% at September 30, 2014, due to an increase in provisions as a result of recent legislation on consumer pricing in Hungary and an increase in allowances for losses in our U.K. portfolio. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 76% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 71% and 56%, respectively, and about 7% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Re-indexed loan-to-value ratios may not reflect actual realizable values of future repossessions. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At September 30, 2014, we had in repossession stock 180 houses in the U.K., which had a value of less than $0.1 billion. The ratio of nonaccrual receivables as a percent of financing receivables remained constant at 7.1% at September 30, 2014.

Consumer − Non-U.S. installment and revolving credit. Nonaccrual receivables of $0.1 billion represented 0.8% of total nonaccrual receivables at September 30, 2014. The ratio of allowance for losses as a percent of financing receivables increased slightly from 4.3% at December 31, 2013 to 4.4% at September 30, 2014, primarily reflecting the reclassification of GEMB-Nordic to held for sale.

(73)

Consumer − U.S. installment and revolving credit. The ratio of allowance for losses as a percent of financing receivables increased from 5.1% at December 31, 2013 to 5.5% at September 30, 2014, reflecting an increase in the projected net write-offs over the next 12 months.

Impaired Loans

"Impaired" loans in the table below are defined as larger-balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. The vast majority of our Consumer and a portion of our CLL nonaccrual receivables are excluded from this definition, as they represent smaller-balance homogeneous loans that we evaluate collectively by portfolio for impairment.

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

Loans Classified as Impaired and Specific Reserves

(In millions)	September 30, 2014	December 31, 2013

Loans requiring allowance for losses
Commercial(a)	$547	$1,116
Real Estate	478	1,245
Consumer	2,369	2,879
Total loans requiring allowance for losses	3,394	5,240

Loans expected to be fully recoverable
Commercial(a)	2,690	2,776
Real Estate	1,994	2,615
Consumer	131	109
Total loans expected to be fully recoverable	4,815	5,500
Total impaired loans	$8,209	$10,740

Allowance for losses (specific reserves)
Commercial(a)	$189	$328
Real Estate	27	74
Consumer	484	567
Total allowance for losses (specific reserves)	$700	$969

Average investment during the period	$9,755	$12,347
Interest income earned while impaired(b)	321	626

(a)	Includes CLL, Energy Financial Services, GECAS and Other.
(b)	Recognized principally on an accrual basis.

We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We evaluate a Real Estate loan for impairment when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with its contractual terms.

Of our $2.5 billion of impaired loans at Real Estate at September 30, 2014, $2.2 billion are currently paying in accordance with the contractual terms of the loan and are typically loans where the borrower has adequate debt service coverage to meet contractual interest obligations. Impaired loans at CLL primarily represent senior secured lending positions.
(74)

Impaired Loan Balance Classified by the Method Used To Measure Impairment

(In millions)	September 30, 2014	December 31, 2013

Discounted cash flow	$4,172	$5,558
Collateral value	4,037	5,182
Total	$8,209	$10,740

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a troubled debt restructuring (TDR), and also as impaired. Changes to Real Estate's loans primarily include forbearance, maturity extensions and changes to collateral or covenant terms or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At September 30, 2014, TDRs included in impaired loans were $7.1 billion, primarily relating to Consumer ($2.4 billion), Real Estate ($2.3 billion) and CLL ($2.3 billion).

Real Estate TDRs decreased from $3.6 billion at December 31, 2013 to $2.3 billion at September 30, 2014, primarily driven by resolution of TDRs through paydowns. For borrowers with demonstrated operating capabilities, we work to restructure loans when the cash flow and projected value of the underlying collateral support repayment over the modified term. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. For the nine months ended September 30, 2014, we modified $0.5 billion of loans classified as TDRs. Changes to these loans primarily included forbearance, maturity extensions and changes to collateral or covenant terms or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios have typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. We received the same or additional compensation in the form of rate increases and fees for the majority of these TDRs. Of our $0.8 billion and $2.1 billion of modifications classified as TDRs in the last 12 months ended September 30, 2014 and 2013, respectively, $0.3 billion and $0.3 billion have subsequently experienced a payment default in the nine months ended September 30, 2014 and 2013, respectively.

The substantial majority of the Real Estate TDRs have reserves determined based upon collateral value. Our specific reserves on Real Estate TDRs were less than $0.1 billion at September 30, 2014 and $0.1 billion at December 31, 2013, and were 1.2% and 1.9%, respectively, of Real Estate TDRs. In many situations these loans did not require a specific reserve as collateral value adequately covered our recorded investment in the loan. While these modified loans had adequate collateral coverage, we were still required to complete our TDR classification evaluation on each of the modifications without regard to collateral adequacy.

We utilize certain short-term (three months or less) loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our non-U.S. residential mortgage and non-U.S. installment and revolving portfolios. We sold our U.S. residential mortgage business in 2007 and, as such, do not participate in the U.S. government-sponsored mortgage modification programs. For the nine months ended September 30, 2014, we provided short-term modifications of less than $0.1 billion of consumer loans for borrowers experiencing financial difficulties, substantially all in our non-U.S. residential mortgage, credit card and personal loan portfolios, which are not classified as TDRs. For these modified loans, we provided insignificant interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We expect borrowers whose loans have been modified under these short-term programs to continue to be able to meet their contractual obligations upon the conclusion of the short-term modification. In addition, we have modified $0.8 billion of Consumer loans for the nine months ended September 30, 2014, which are classified as TDRs. Further information on Consumer impaired loans is provided in Note 18 to the condensed, consolidated financial statements.

(75)

Delinquencies

For additional information on delinquency rates at each of our major portfolios, see Note 18 to the condensed, consolidated financial statements.

All Other Assets

All other assets of our financial services business comprises mainly real estate equity properties and investments, equity and cost method investments, derivative instruments and assets held for sale, and totaled $47.1 billion at September 30, 2014, a decrease of $0.2 billion from December 31, 2013, primarily related to the sale of certain held-for-sale real estate and aircraft ($5.8 billion), the net sale of loans held for sale ($3.1 billion), the net decrease in equity and cost method investments ($1.1 billion), and the sale of certain real estate investments ($1.1 billion). These decreases were partially offset by a net increase in assets held for sale ($10.1 billion) and an increase in derivative instruments ($0.6 billion). During the three and nine months ended September 30, 2014, we recognized $0.1 billion and $0.4 billion, respectively, of pre-tax other-than-temporary impairments of cost and equity method investments, excluding those related to real estate.

Included in other assets are Real Estate equity investments of $12.1 billion and $13.7 billion and Real Estate equity assets classified as held for sale of $0.1 billion and $0.7 billion at September 30, 2014 and December 31, 2013, respectively. Our portfolio is diversified, both geographically and by asset type. We review the estimated values of our commercial real estate investments at least annually, or more frequently as conditions warrant. Commercial real estate valuations have shown signs of improved stability and liquidity in certain markets, primarily in the U.S.; however, the pace of improvement varies significantly by asset class and market. Accordingly, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. During the three and nine months ended September 30, 2014, Real Estate recognized pre-tax impairments of $0.1 billion and $0.2 billion, respectively, in its real estate held for investment. Real Estate investments with undiscounted cash flows in excess of carrying value of 0% to 5% at September 30, 2014 had a carrying value of $1.3 billion and an associated estimated unrealized loss of $0.1 billion. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized.

FOREIGN EXPOSURE

GECC Selected European Exposures

At September 30, 2014, we had $69.9 billion in financing receivables to consumer and commercial customers in Europe. The GECC financing receivables portfolio in Europe is well diversified across European geographies and customers. Approximately 93% of the portfolio is secured by collateral and represents approximately 500,000 commercial customers. Several European countries, including Spain, Portugal, Ireland, Italy, Greece and Hungary (focus countries), have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The carrying value of GECC funded exposures in these focus countries and in the rest of Europe comprised the following at September 30, 2014.

(76)

							Rest of	Total
(In millions)	Spain	Portugal	Ireland	Italy	Greece	Hungary	Europe	Europe

September 30, 2014
Financing receivables, before allowance
for losses on financing receivables	$1,360	$215	$521	$5,782	$2	$2,746	$60,424	$71,050
Allowance for losses on
financing receivables	(85)	(17)	-	(178)	-	(222)	(655)	(1,157)

Financing receivables, net of allowance
for losses on financing receivables(a)(b)	1,275	198	521	5,604	2	2,524	59,769	69,893
Investments(c)(d)	3	-	-	454	-	277	2,129	2,863
Cost and equity method investments(e)	-	-	469	50	33	-	1,643	2,195
Derivatives, net of collateral(c)(f)	2	-	-	52	-	-	374	428
Equipment leased to others (ELTO)(g)	484	208	64	675	233	234	9,775	11,673
Real estate held for investment(g)	612	-	-	399	-	-	3,479	4,490

Total funded exposures(h)(i)	$2,376	$406	$1,054	$7,234	$268	$3,035	$77,169	$91,542

Unfunded commitments(j)	$16	$8	$189	$189	$4	$827	$5,597	$6,830

(a)	Financing receivable amounts are classified based on the location or nature of the related obligor.
(b)
Substantially all relates to non-sovereign obligors. Included residential mortgage loans of approximately $27.4 billion before consideration of purchased credit protection. We have third-party mortgage insurance for less than 10% of these residential mortgage loans, which were primarily originated in France and the U.K.

(c)	Investments and derivatives are classified based on the location of the parent of the obligor or issuer.
(d)
Included $0.8 billion related to financial institutions, $0.2 billion related to non-financial institutions and $1.9 billion related to sovereign issuers. Sovereign issuances totaled $0.1 billion and $0.2 billion related to Italy and Hungary, respectively. We held no investments issued by sovereign entities in the other focus countries.

(e)	Substantially all is non-sovereign.
(f)	Net of cash collateral; entire amount is non-sovereign.
(g)
These assets are held under long-term investment and operating strategies, and our ELTO strategies contemplate an ability to redeploy assets under lease should default by the lessee occur. The values of these assets could be subject to decline or impairment in the current environment.

(h)
Excluded $34.8 billion of cash and equivalents, which is composed of $25.9 billion of cash on short-term placement with highly rated global financial institutions based in Europe, sovereign central banks and agencies or supranational entities, of which $1.1 billion is in focus countries, and $8.9 billion of cash and equivalents placed with highly rated European financial institutions on a short-term basis, secured by U.S. Treasury securities ($3.7 billion) and sovereign bonds of non-focus countries ($5.2 billion), where the value of our collateral exceeds the amount of our cash exposure.

(i)
Rest of Europe included $2.0 billion and $0.1 billion of exposure for Russia and Ukraine, respectively, substantially all ELTO and financing receivables related to commercial aircraft in our GECAS portfolio.

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
(77)

Other

For our operations in Venezuela, determining the appropriate exchange rate for remeasurement of bolivar-denominated monetary assets and liabilities into U.S. dollars continues to be subject to uncertainty. We continue to access the official exchange mechanism maintained by the government for certain of our qualifying imports and measure the associated bolivar-denominated net monetary assets at that rate.  During the three months ended September 30, 2014, we became eligible to access the SICAD1 exchange mechanism to settle certain future transactions, including the payment of dividends.  In light of this development, we concluded the SICAD1 rate is the most appropriate for measuring those monetary assets that do not qualify for the official exchange rate and recorded a $29 million pre-tax charge during the three months ended September 30, 2014.

We continue to monitor the evolving situation in Venezuela and will reevaluate the determination of the appropriate exchange rates for remeasurement in light of current developments related to the alternative exchange mechanisms. Net monetary assets subject to remeasurement were approximately $43 million at September 30, 2014, including approximately $18 million in Bolivar denominated cash and cash equivalents and approximately $68 million related to a non-consolidated investment.  We also continue to monitor the effects of economic and operating environment in Venezuela on recoverable amounts of bolivar denominated non-monetary assets.

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

GECC submitted its first resolution plan to the FRB and Federal Deposit Insurance Corporation (FDIC) on June 30, 2014. GECC's resolution plan describes how GECC could be resolved under existing insolvency regimes in a manner that mitigates potential disruption to the U.S. financial system and the global financial markets without the use of government support or taxpayer funds. If the FRB and FDIC determine that GECC's resolution plan is deficient, the Dodd-Frank Act authorizes the FRB and FDIC to impose more stringent capital, leverage or liquidity requirements on GECC or restrict its growth or activities until it submits a plan remedying the deficiencies. If the FRB and FDIC ultimately determine that GECC has not adequately addressed the deficiencies, they could order GECC to divest assets or operations in order to facilitate orderly resolution in the event of its failure.

GE is also subject to the Volcker Rule, which U.S. regulators finalized on December 10, 2013. The rule prohibits companies that are affiliated with U.S. insured depository institutions from engaging in "proprietary trading" or acquiring or retaining ownership interest in, or sponsoring or engaging in certain transactions with, a "hedge fund" or a "private equity fund." Proprietary trading and fund investing, as prohibited by the rule, are not core activities for GE, but GE is assessing the full impact of the rule, in anticipation of full conformance with the rule, as required by July 21, 2015.

(78)

In July 2013, the FRB finalized regulations to revise and replace its current rules on capital adequacy and to extend capital regulations to savings and loan holding companies like GECC. Under the final rules, the standardized approach for calculating capital could apply to GECC, in its capacity as a savings and loan holding company, as early as January 1, 2015. However, that timing could change once nonbank SIFI rules are finalized. GECC may become subject to the Basel III advanced capital rules that will be applicable to institutions with $250 billion or more in assets. Initial actions required for compliance with the advanced capital rules, including building out the necessary systems and models, will begin once GECC is subject to regulatory capital rules. However, full implementation will take several years to complete.

The FRB has also indicated that they will require nonbank SIFIs to submit annual capital plans for review, including institutions' plans to make capital distributions, such as dividend payments. The applicability and timing of this requirement to GECC is not yet determined. While GECC is not yet subject to this regulation, GECC's capital allocation planning remains subject to FRB review as a savings and loan holding company.

GECC undertakes an annual review of its capital adequacy prior to establishing a plan for dividends to its parent, GE. This review is based on a forward-looking assessment of GECC's material enterprise risks and involves the consideration of a number of factors. This analysis also includes an assessment of GECC's capital and liquidity levels, as well as incorporating risk management and governance considerations. The most recent capital adequacy review was approved by the GECC board of directors and the GE Board of Directors Risk Committee in 2014. While a savings and loan holding company and nonbank SIFI like GECC is currently not required to obtain FRB approval to pay a dividend, it may not, under FRB regulations, conduct its operations in an unsafe or unsound manner. The FRB has articulated factors that it expects boards of directors of bank holding companies and savings and loan holding companies to consider in determining whether to pay a dividend.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no significant changes to our market risk since December 31, 2013. For a discussion of our exposure to market risk, refer to Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10‑K for the year ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2014, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
(79)

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

There are 15 lawsuits relating to pending mortgage loan repurchase claims in which WMC, our U.S. mortgage business that we sold in 2007, is a party, one of which was initiated after the third quarter. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. While the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase) and/or monetary damages. Beginning in the fourth quarter 2013, WMC entered into settlements that reduced its exposure on claims asserted in certain securitizations, and the claim amounts reported herein reflect the effect of these settlements.

Five WMC cases are pending in the United States District Court for the District of Connecticut. Four of these cases were initiated in 2012, and one was initiated in the third quarter 2013. Deutsche Bank National Trust Company (Deutsche Bank) is the adverse party in four cases, and Law Debenture Trust Company of New York (Law Debenture) is the adverse party in one case. The Deutsche Bank complaints assert claims on approximately $4,300 million of mortgage loans and seek to recover damages in excess of approximately $1,800 million. The Law Debenture complaint asserts claims on approximately $800 million of mortgage loans, and alleges losses on these loans in excess of approximately $425 million. On March 31, 2014, the District Court denied WMC's motions to dismiss these cases.

Four WMC cases are pending in the United States District Court for the District of Minnesota against US Bank National Association (US Bank), one of which was initiated by WMC seeking declaratory judgment. Three of these cases were filed in 2012, and one was filed in 2011. The Minnesota cases involve claims on approximately $800 million of mortgage loans and do not specify the amount of damages sought. In September 2013, the District Court granted in part and denied in part WMC's motions to dismiss or for summary judgment in these cases.  On September 8, 2014, US Bank filed a petition for instructions in the administration of trusts in Minnesota state court seeking authorization and instruction for US Bank to implement the terms of a settlement agreement reached with WMC to compromise, settle, and release all claims arising out of the securitizations at issue in these four lawsuits.  In light of the state court action seeking approval of the proposed settlement, the District Court entered an order on September 18, 2014 staying further proceedings in the four cases until January 15, 2015.

Four cases are pending against WMC in New York State Supreme Court, all of which were initiated by securitization trustees or securities administrators. These cases involve, in the aggregate, claims involving approximately $4,559 million of mortgage loans. One of these lawsuits was initiated by Deutsche Bank in the second quarter 2013 and names as defendants WMC and Barclays Bank PLC. It involves claims against WMC on approximately $1,000 million of mortgage loans and does not specify the amount of damages sought. The second case, in which the plaintiff is The Bank of New York Mellon (BNY), was initiated in the fourth quarter 2012 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A. BNY asserts claims on approximately $1,300 million of mortgage loans, and seeks to recover damages in excess of $650 million. The third case was initiated by BNY in November 2013 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A. In this case, BNY asserts claims on approximately $1,300 million of mortgage loans, and seeks to recover damages in excess of $600 million.  The fourth case was filed in October 2014 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A.  The plaintiff, BNY, asserts claims on approximately $959 million of mortgage loans and seeks to recover damages in excess of $475 million.

Two cases are pending against WMC in the United States District Court for the Southern District of New York. One case, in which the plaintiff is BNY, was filed in the third quarter 2012. In the second quarter 2013, BNY filed an amended complaint in which it asserts claims on approximately $900 million of mortgage loans, and seeks to recover damages in excess of $378 million. In September 2013, the District Court denied WMC's motion to dismiss. On September 18, 2014, the District Court issued an order directing the parties to participate in settlement discussions before a private mediator or the assigned magistrate judge. The second case was initiated by the Federal Housing Finance Agency (FHFA), which filed a summons with

(80)

notice in the fourth quarter 2012. In the second quarter 2013, Deutsche Bank, in its role as securitization trustee of the trust at issue in the case, intervened as a plaintiff and filed a complaint relating to approximately $1,300 million of loans and alleging losses in excess of approximately $100 million. In December 2013, the District Court issued an order denying WMC's motion to dismiss.

The amounts of the claims at issue in these cases (discussed above) reflect the purchase price or unpaid principal balances of the mortgage loans at issue at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. All of the mortgage loans involved in these lawsuits are included in WMC's reported claims at September 30, 2014.

ITEM 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

						Approximate
						dollar value
				Total number		of shares that
				of shares		may yet be
				purchased		purchased
				as part of		under our
	Total number		Average	our share		share
	of shares		price paid	repurchase		repurchase
Period(a)	purchased	(a)(b)	per share	program	(a)(c)	program
(Shares in thousands)

2014
July	3,022		$25.95	2,952
August	2,671		$25.68	2,623
September	3,978		$25.90	3,927
Total	9,671		$25.86	9,502		$10.5	billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.
(b)	This category included 169 thousand shares repurchased from our various benefit plans.
(c)	Shares are repurchased through the 2007 GE Share Repurchase Program (the Program). As of December 31, 2013, we were authorized to repurchase up to $35 billion of our common stock through 2015 and we had repurchased a total of approximately $22.7 billion under the Program. The Program is flexible and shares are acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public.

(81)

ITEM 6. Exhibits.
Exhibit 11 Exhibit 12	Computation of Per Share Earnings.* Computation of Ratio of Earnings to Fixed Charges.
Exhibit 31(a)	Certification Pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 31(b)	Certification Pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.
Exhibit 99(a)	Financial Measures That Supplement Generally Accepted Accounting Principles.
Exhibit 99(b)
Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12 to General Electric Capital Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014 (Commission file number 001-06461)).

Exhibit 101
The following materials from General Electric Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three and nine months ended September 30, 2014 and 2013, (ii) Condensed, Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed, Consolidated Statement of Changes in Shareowners' Equity for the nine months ended September 30, 2014 and 2013, (iv) Condensed Statement of Financial Position at September 30, 2014 and December 31, 2013, (v) Condensed Statement of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to Condensed, Consolidated Financial Statements.

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

General Electric Company (Registrant)
November 3, 2014	/s/ Jan R. Hauser
Date	Jan R. Hauser Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(83)