Form 10-K
GENERAL ELECTRIC CO
filed 2015-02-27
CIK 40545

United States Securities and Exchange Commission
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014
or
❒ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ❒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ❒ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ❒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ❒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. ❒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ❒
Non-accelerated filer ❒	Smaller reporting company ❒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ❒ No ☑
The aggregate market value of the outstanding common equity of the registrant not held by affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was at least $261.1 billion. There were 10,064,909,484 shares of voting common stock with a par value of $0.06 outstanding at January 31, 2015.
DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant's Annual Meeting of Shareowners, to be held April 22, 2015, is incorporated by reference into Part III to the extent described therein.

Table of Contents

10-K Introduction & Summary	4
About General Electric	19
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)	23
Key Performance Indicators	24
Consolidated Results	27
Segment Operations	30
GE Corporate Items and Eliminations	58
Discontinued Operations	61
Other Consolidated Information	62
Statement of Financial Position	70
Financial Resources and Liquidity	73
Exposures	83
Critical Accounting Estimates	85
Other Items	92
Supplemental Information	94
Other Financial Data	103
Regulations and Supervision	105
Risk Management	107
Risk Factors	112
Legal Proceedings	118
Glossary	120
Management and Auditor's Reports	124
Audited Financial Statements and Notes	127
Directors, Executive Officers and Corporate Governance	225
Exhibits and Financial Statement Schedules	226
Form 10-K Cross Reference Index	231
Signatures	232
Forward Looking Statements	233

PERSONNE
ETRANGERE
AU SERVICE

GE 2014 FORM 10-K 3

10-K Introduction & Summary

This section provides an overview of General Electric. It does not contain all of the information you should consider. Please read the entire Annual Report on Form 10-K carefully before voting or making an investment decision.

IN PARTICULAR, PLEASE SEE THE FOLLOWING SECTIONS

Forward-Looking Statements *page 233*

Legal Proceedings *page 118*

Risk Management *page 107*

Risk Factors *page 112*

Financial Resources and Liquidity *page 73*

Financial Measures That Supplement U.S. GAAP Measures *page 94*

INDEX OF FREQUENTLY REQUESTED 10-K INFORMATION

Management's Discussion & Analysis	page 23
Five-Year Financial Performance Graph	page 26
Segment Operations	page 30
Corporate Items & Eliminations	page 58
Pension Costs	page 62
Income Taxes	page 63
Share Repurchase Program	page 187

Many of the General Electric-specific terms & acronyms used in this section are explained in About General Electric on page 19 and Glossary on page 120.

Some of the information we provide in this section is forward-looking and therefore could change over time to reflect changes in the environment in which General Electric competes.

Throughout the Annual Report on Form 10-K, we use the following icons:

Power & Water · Oil & Gas · Energy Mgmt. · Aviation · Healthcare · Transportation · Appliances & Lighting · GE Capital

4 GE 2014 FORM 10-K

GE in 2014
$15.3B
earnings from continuing operations
$16.7B
operating earnings[1]
305,000
employees
$148.6B
revenues
175
countries in which we compete

How We Performed Against Our 2014 Operating Goals

	Target	Actual	Year-over-Year Change
REVENUES	*0%–5% growth*	**$148.6B**	↑ **2%**
Industrial segment organic revenues[1]	*4%–7% growth*	**$108.0B**	↑ **7%**
OPERATING EARNINGS[1]	+	**$16.7B**	↓ **1%**
Industrial segment profit	++	**$17.8B**	↑ **10%**
GE Capital earnings	*~$6.7B[2]*	**$7.0B[2]**	↓ **12%**
GE CFOA	*$14B–$17B*	**$15.2B**	↑ **6%**
OPERATING MARGINS	+	**16.2%**	↑ **50bps[3]**
INDUSTRIAL SG&A EXPENSES AS % OF SALES	*~14%*	**14.0%**	↓ **190bps[3]**
TOTAL CORPORATE COSTS (OPERATING)[4]	↑	**$4.1B**	↑ **22%**
Adjusted total corporate costs (operating)[4]	↓ **$500M**	↓ **$953M**	–

1. Non-GAAP Financial Measure. See *Financial Measures That Supplement U.S. Generally Accepted Accounting Principles Measures (Non-GAAP Financial Measures)* on page 94.
2. Includes impact from GECC preferred stock dividend.
3. 100 basis points (bps) equals 1%.
4. For information on how we calculate these metrics, see *GE Corporate Items and Eliminations* on page 58.

GE 2014 FORM 10-K **5**

How We Are Shaping a New Kind of Industrial Company

OUR STRATEGIC CHOICES	2014 ACTIONS
BE IN MARKETS WHERE WE WIN	• **Recognized infrastructure leader** • **Aggressively repositioning portfolio** — Announced Alstom & GE Appliances transactions[1] • **Refocused & reduced size of GE Capital** — Completed Synchrony IPO — Reduced GE Capital ENI by 5% from 2013
BUILD COMPETITIVE ADVANTAGE	• **Built out GE Store to create unique competitive advantage** — Expanded software & analytics product offerings based on Predix (GE's Industrial Internet software platform) — Services order growth of 10%; Industrial growth market orders +9% — Big new product introduction (NPI) launches: H-turbine, LEAP engine,[2] Tier 4 locomotive, SIGNA PET/MR scanner, 20K blowout preventer
CREATE SHAREOWNER VALUE	• **Accelerated cost reductions** — Reduced Industrial SG&A as a percentage of sales 190 basis points from 2013 — Reduced corporate costs ~$1B[3] • **Intensified focus on gross margins**
UNIFIED TEAM	• **Drove culture of simplification & accountability** — Released GE Beliefs — Changed executive cash bonus program to align it more closely with key investor goals, including operating margin, free cash flow & ROIC

See the following pages of the 10-K Introduction & Summary for more information.

EPS GROWTH THROUGH 2016
Industrial
Organic Industrial earnings growth + Alstom earnings[1] + restructuring benefits + reduction in GE's overall share count
+
GE Capital
~20¢ EPS loss due to split-off of Synchrony Financial[1] & sale of non-core assets
=
Expect EPS growth
in 2015 & 2016
2015 OPERATING EPS GOAL[4]
$1.70–$1.80
Industrial...$1.10–$1.20 • GE Capital...~$0.60[5]

1. Subject to regulatory approvals.
2. LEAP is a trademark of CFM International, a 50-50 joint venture between Snecma (Safran) and GE.
3. For information on how we calculate this metric, see *GE Corporate Items and Eliminations* on page 58.
4. Non-GAAP Financial Measure. See *Financial Measures That Supplement U.S. Generally Accepted Accounting Principles Measures (Non-GAAP Financial Measures)* on page 94.
5. May be lower, depending on pace of GE Capital ENI reduction.

6 GE 2014 FORM 10-K

Value From a Multi-business Company

1. Great infrastructure businesses built upon technical & market leadership → critical scale to take advantage of global demographic trends

2. Diversity provides strength through disruptive events & commodity cycles

Year	Event	Business Impacted	Businesses Mitigating Impact	GE Response	Outcome
2001	9/11 attacks		Energy, GE Capital	Invested in next-gen aircraft engines	GE 90, GENx, next-gen CFM
2004	U.S. gas turbine cycle bottom		Most other businesses saw double-digit growth	Invested to diversify Energy	Stronger, more diversified Energy[1]
2009	Financial crisis		Industrial businesses generated ~$17B of cash flow	Supported GE Capital with cash infusions	Smaller GE Capital that is stronger & more focused[1]
2015	Oil price drop		Aviation, Healthcare	Restructuring Oil & Gas & acquiring Alstom energy businesses at attractive price[2]	

3. Each business contributes to GE by providing unique expertise to the GE Store & leverages the GE Store to compete more effectively (see page 11)

How We Are Performing

CONSOLIDATED

Revenues
$146.7B
$146.0B
$148.6B
2%
2012 2013 2014
Earnings from Continuing Operations Attributable to GE
$14.6B
$15.2B
$15.3B
4%
1%
2012 2013 2014

INDUSTRIAL

Backlog
$210B
$244B
$261B
16%
7%
2012 2013 2014
Margins
15.1%
15.7%
16.2%
60bps
50bps
2012 2013 2014

1. See *How We've Made Purposeful Portfolio Moves* on page 14 for further details.
2. Subject to regulatory approvals.

POWER & WATER

MISSION: Leading globally in power generation & water technologies

Major products: gas turbines, engines & generators, steam turbines & generators, wind turbines, nuclear reactors, water systems, power generation services

Revenues
$28.3B
$24.7B
$27.6B
13%
11%
2012 2013 2014
Profits
$5.4B
$5.0B
$5.4B
8%
7%
2012 2013 2014

Other 2014 results

Margins: 19.4% **Backlog:** $65B
 # gas turbines shipped: 108
 # wind turbines shipped: 2,879

- **Positive:** Growing demand for H-technology, strong services model, continued growth in natural gas & strong global demand in renewables
- **Negative:** Excess capacity in developed markets & macroeconomic/geopolitical environments
- **Outlook:** Outperforming the competition in a challenging environment

Contribution to GE Store: Combustion science & services installed base

GE 2014 FORM 10-K 7

OIL & GAS

MISSION: Pushing the boundaries of technology in oil & gas to bring energy to the world

Major products: surface & subsea drilling & production systems, floating production platform equipment, mechanical drives & compressors, high-pressure reactors, artificial lift solutions, sensing & inspection solutions

Revenues *Profits*

$15.2B
11%
$17.0B
10%
$18.7B
2012
2013
2014
$1.9B
13%
$2.2B
19%
$2.6B
2012
2013
2014

Other 2014 results

Margins: 13.8% **Backlog:** $19B

- **Positive:** Strong demand for standardizing solutions & reducing customer operating expenditures
- **Negative:** Industry challenges due to low oil prices & reductions in customers' forecasted capital expenditures
- **Outlook:** Aggressively reducing costs to help prepare for multiple scenarios

Contribution to GE Store — Services technology & first-mover in growth markets

ENERGY MANAGEMENT

MISSION: Being a global technology leader for the transmission, distribution & conversion of electrical power

Major products: electrical distribution & control products & services, lighting & power panels, grid management products & grid modernization services, industrial automation & software solutions, advanced motor, drive & control technologies

Revenues *Profits*

$7.4B
2%
$7.6B
3%
$7.3B
2012
2013
2014
$0.1B
16%
$0.1B
124%
$0.2B
2012
2013
2014

Other 2014 results

Margins: 3.4% **Backlog:** $5B

- **Positive:** Growth in energy & marine industries driving demand for Power Conversion equipment & services
- **Negative:** Slow European economic recovery
- **Outlook:** Restructuring + investing + expecting to close Alstom transaction in 2015[1] = solid growth

Contribution to GE Store — Electrification, controls & power conversion technology

AVIATION

MISSION: Providing our aviation customers with the most technologically advanced & productive engines, systems & services for their success

Major products: jet & turboprop engines, components & integrated systems for commercial, military, business & general aviation aircraft & ship propulsion applications, global service network

Revenues *Profits*

$20.0B
10%
$21.9B
9%
$24.0B
2012
2013
2014
$3.7B
16%
$4.3B
14%
$5.0B
2012
2013
2014

Other 2014 results

Margins: 20.7% **Backlog:** $134B
 # commercial engines shipped: 2,571
 # military engines shipped: 1,068

- **Positive:** Differentiating through technology & supply chain momentum, lower fuel costs resulting in increased airline profitability & continued growth in passenger traffic & freight
- **Negative:** Lower military shipments due to continued pressure on U.S. military budget
- **Outlook:** Positioning the business for long-term growth

Contribution to GE Store — Advanced materials/ manufacturing & engineering productivity

1. Subject to regulatory approvals.

8 GE 2014 FORM 10-K

HEALTHCARE

MISSION: Developing transformational medical technologies & services that are shaping a new age of patient care

Major products: diagnostic imaging systems (MRI, CT, nuclear & molecular imaging, digital mammography), surgical imaging products, ultrasound, protein & cellular analysis tools, software & analytics solutions to optimize healthcare delivery

Revenues *Profits*

$18.3B
–
$18.2B
1%
$18.3B
$2.9B
4%
$3.0B
–
$3.0B
2012
2013
2014
2012
2013
2014

Other 2014 results

Margins: 16.7% **Backlog:** $16B
U.S. orders: $8.5B **Europe orders:** $3.7B
Growth region orders: $5.7B

- **Positive:** World-class data & analytics capability, continued growth in most emerging markets, hospital demand for services & IT solutions & signs of improvement in U.S. market
- **Negative:** Slow growth in other developed markets due to pressure on healthcare spend & effects of a stronger U.S. dollar
- **Outlook:** Growing through product leadership, solution offerings & disciplined operations

Contribution to GE Store Diagnostics technology, software & first-mover in growth markets

TRANSPORTATION

MISSION: Being a global technology leader & supplier to the railroad, mining, marine, stationary power, drilling & energy storage industries

Major products: locomotives, diesel engines, drilling motors, mining equipment & propulsion systems, motorized drive systems, signaling systems, software & analytics solutions to optimize rail transportation

Revenues *Profits*

$5.6B
5%
$5.9B
4%
$5.7B
$1.0B
13%
$1.2B
3%
$1.1B
2012
2013
2014
2012
2013
2014

Other 2014 results

Margins: 20.0% **Backlog:** $21B
 # locomotives shipped: 796

- **Positive:** Fewer parked locomotives & network velocity, increased commodity volume & U.S. growth driven by early demand for Tier 4 locomotives
- **Negative:** Continued softness in global commodity prices pressuring mining
- **Outlook:** Growing earnings through technology leadership

Contribution to GE Store Engine technology & growth market localization

APPLIANCES & LIGHTING

MISSION: Answering real-life needs, defining trends & simplifying routines. Leading a global lighting revolution to deliver innovative solutions that change the way people light & think about their world

Major products: lighting products & services, such as industrial-scale lighting solutions & major home appliances, such as refrigerators, cooktops, dishwashers & hybrid water heaters

Revenues *Profits*

$8.0B
5%
$8.3B
1%
$8.4B
$0.3B
23%
$0.4B
13%
$0.4B
2012
2013
2014
2012
2013
2014

Other 2014 results

Margins: 5.1%

- **Positive:** U.S. housing up but normalizing & strong global shift to energy-efficient lighting
- **Negative:** Slowing demand in professional non-LED market segment
- **Outlook:** Expecting to close sale of Appliances to Electrolux by mid-2015[1] & repositioning Lighting

Contribution to GE Store LED is gateway to energy efficiency

1. Subject to regulatory approvals.

GE 2014 FORM 10-K 9

GE CAPITAL

MISSION: Investing financial, human & intellectual capital to help our customers build their businesses

Major products: GE-industry-focused financial services verticals, commercial loans & leases, commercial real estate, fleet management services, consumer credit cards

VERTICALS

Financing infrastructure investments through Energy Financial Services, GE Capital Aviation Services, Healthcare Financial Services

Revenues *Profits* *% of GE Capital's segment profits*

$45.4B
3%
$44.1B
3%
$42.7B
2012
2013
2014
$7.2B
10%
$8.0B
12%
$7.0B
2012
2013
2014

39% Consumer
29% Commercial Lending & Leasing
14% GE Capital Aviation Services
13% Real Estate
5% Energy Financial Services

Other 2014 results

ENI (ex. liquidity)[1]: $363B
Net Interest Margin: 5.0%
Tier 1 Common Ratio (Basel 1) (estimated)[1]: 12.7%

- **Positive:** Growing verticals & commercial finance
- **Negative:** Reduced earnings through continued reduction in non-core assets, including split-off of Synchrony Financial, & regulatory cost[2]
- **Outlook:** Executing portfolio transformation, including Synchrony Financial split-off,[2] in investor-friendly manner

ACCESS GE

Providing services beyond traditional banking & leveraging industrial businesses to provide industry-specific expertise

1. Non-GAAP Financial Measure. See *Financial Measures That Supplement U.S. Generally Accepted Accounting Principles Measures (Non-GAAP Financial Measures)* on page 94.
2. Subject to regulatory approvals.

10 GE 2014 FORM 10-K

The GE Store

Driving Competitive Advantage Across Our Businesses

POWER & WATER
Provides combustion science & services installed base
APPLIANCES & LIGHTING
LED is gateway to energy efficiency
OIL & GAS
Provides services technology & is a first-mover in growth regions
ENERGY MANAGEMENT
Provides electrification, controls & power conversion technology
TRANSPORTATION
Provides engine technology & localization in growth regions
HEALTHCARE
Provides diagnostics technology & is a first-mover & anchor tenant in all of our growth markets
AVIATION
Provides advanced materials & manufacturing techniques, & engineering productivity
GLOBAL RESEARCH CENTER
GLOBAL GROWTH ORGANIZATION
SOFTWARE CENTER OF EXCELLENCE
CULTURE & SIMPLIFICATION

GE 2014 FORM 10-K **11**

How We Use the GE Store to Win

Key Differentiators for GE

GLOBAL GROWTH ORGANIZATION

"We are driving GE's global growth by leveraging our global scale, building local capabilities & providing company-to-country infrastructure solutions."

John Rice
Vice Chairman & CEO, Global Growth Organization

Industrial segment revenues from growth markets[1]

2010	$27B
2013	$40B
2014	**$43B**

13% average annual growth rate

BEST GROWTH MARKET FOOTPRINT[1]

Countries with $1B+ orders

2010	18
2013	22
2014	**22**

Non-U.S. infrastructure orders

2010	$47B
2013	$65B
2014	**$69B**

Growth market localization

GE headcount (leadership, commercial & services)

2010	13,500+
2013	19,000+
2014	**19,500+**

Factories & service shops

100+ Factories

50+ Service Shops

1. GE launched the Global Growth Organization in 2010.

SOFTWARE CENTER OF EXCELLENCE

"The Software Center of Excellence leads the intersection of the physical & analytical & creates a new source of competitiveness."

Bill Ruh
VP, Software Sciences & Analytics

Services revenue & margins

2012	$43B	MARGIN: **29%**
2013	$45B	MARGIN: **30%**
2014	**$46B**	MARGIN: **32%**

PREDIX™: OUR SOFTWARE PLATFORM FOR THE INDUSTRIAL INTERNET

Opened up to third-party developers in 2014

$1.4B
revenues in 2014 from GE Predictivity™

3%–5%
targeted annual growth in $/installed base

40+
Industrial Internet solutions across our businesses

$300M–$400M
annual investment in Predix™ capabilities

DELIVERING CUSTOMER OUTCOMES... THE POWER OF PREDIX™

- + Efficiency
- + Uptime
- + System Cost Reduction
- + Safety & Quality

SERVICES COUNCIL

20+ services leaders

Vice Chairman Dan Heintzelman leads Services Council across GE, combining hardware/domain expertise with software/analytics capabilities to drive services growth

Current key initiatives: service contract optimization, productivity, global asset strategy, field engineer tools, controls system convergence

12 GE 2014 FORM 10-K

GLOBAL RESEARCH

"We are driving innovation & creativity by leveraging technology across product platforms."

Mark Little
SVP, Chief Technology Officer

Our Global Research Centers

Niskayuna, USA | Rio de Janeiro, Brazil | Shanghai, China | San Ramon, USA
Tirat Carmel, Israel | Bangalore, India | Munich, Germany | Oklahoma City, USA

SHARING TECHNOLOGY ACROSS BUSINESSES

- Carbon fiber–reinforced composites →
- Industrial inspection technologies →
- Medical imaging modalities (X-ray, CT & ultrasound) →

What's an Example of Technology Sharing?

Global Research is using carbon fiber–reinforced composites—originally developed for fan blades in Aviation's GE9X aircraft engine—to drive advanced applications across other GE businesses. Power & Water now uses this technology in wind blades, Oil & Gas in offshore drilling impellers & riser pipes, & Healthcare in MRI systems.

R&D SPEND

See *How We Allocate Your Capital* on page 15 for information on our historical R&D spend.

CULTURE & SIMPLIFICATION

SHARED SERVICES

"We are centralizing support services to work smarter & more efficiently for sustainable growth."

Shane Fitzsimons
SVP, Global Operations

Industrial SG&A expenses as a percentage of sales

2012
17.5%
2013
15.9%
2014
14.0%

GLOBAL OPERATIONS SNAPSHOT

Accelerating the establishment of Shared Services to deliver better outcomes at lower cost for our businesses & customers

~40% of Industrial functions

6 global functions

6,000 Shared Services employees

LEADERSHIP

"GE's culture of leadership is one of our greatest innovations."

Susan Peters
SVP, Human Resources

$1B invested in employee development each year

OUR GLOBAL LEADERSHIP INSTITUTE

Crotonville is at the forefront of thinking in leadership, culture, strategy & innovation. Some of GE's best-known initiatives—Lean Six Sigma, WorkOut, Simplification & FastWorks—took shape here.

2014 PROGRESS: RISING HIGHER

GE Is the World's Best Company for Global Leaders

#1 GE ranked #1 in the world on the Aon Hewitt Top Companies for Leaders list.

Building Top Talent & a Continuous Learning Culture Worldwide

40,000 participants

37 countries

188 locations

2,100 sessions

GE 2014 FORM 10-K **13**

How We've Made Purposeful Portfolio Moves

Over the past decade, we have repositioned GE as a more focused, high-value industrial company. This includes making major investments to strengthen our infrastructure portfolio, substantially reducing our financial services businesses & selling businesses in which we lack competitive advantages.

MAJOR PORTFOLIO CHANGES SINCE 2001

INVESTMENTS

POWER & WATER

Rebuilt & diversified business after the power bubble to include Distributed Power, Water & Wind

- Enron wind assets
- Multiple water assets
- Jenbacher Gas Engines
- Alstom announced[1]

OIL & GAS

Built a competitive & diverse franchise

- Vetco Gray
- Hydril
- Dresser
- Wood Group Well Support
- Wellstream
- Lufkin

HEALTHCARE

Broadened Healthcare diagnostics franchise beyond U.S. diagnostic imaging to include Life Sciences & Healthcare IT

- Amersham
- Instrumentarium
- IDX/Healthcare IT

AVIATION

Expanded profit pools for the business through acquisitions focused on systems & supply chain

- Smiths Aerospace
- Avio

ENERGY MANAGEMENT

Added scale to the business

- Converteam
- Alstom announced[1]

DISPOSITIONS

1 MEDIA

Reposition NBC Universal & divest at a good return

- Sold NBC Universal to Comcast

2 PLASTICS, SILICONES & SECURITY

Sell industrial businesses that do not fit GE's core infrastructure platform

- Sold Plastics to Sabic
- Sold Silicones to Apollo
- Sold Security to United Technologies

3 APPLIANCES

Exit as it does not fit GE's core infrastructure platform

- Announced sale of Appliances to Electrolux[1]

4 INSURANCE

Sell insurance before the storm to reduce risk

- Completed staged exit of Genworth Financial
- Sold Reinsurance to Swiss Re
- Sold FGIC to Blackstone

5 CONSUMER FINANCE

Exit as it lacks GE competitive advantage

- Completed IPO of Synchrony Financial & expect to split-off remaining interest[1]
- Exited Nordic & Swiss consumer finance businesses & announced sale of Hungary consumer finance business[1]

2016 OPERATING EPS GOAL

75%
INDUSTRIAL
25%
FINANCIAL SERVICES

GE only in businesses that connect to our core competencies

STRONGER & SMALLER GE CAPITAL

	2008	2014
Ending net investment (ex. liquidity)[2]	$513B	**$363B**
Long-term debt outstanding	$381B	**$207B**
Commercial paper	$72B	**$25B**
Cash & liquidity	$37B	**$76B**
Tier 1 common ratio — Basel 1 (estimated)[2]	4.7%	**12.7%**
Adjusted debt:equity ratio[2]	8.95:1	**3.15:1**

STRONGER IN 2014

1. Subject to regulatory approvals.
2. Non-GAAP Financial Measure. See *Financial Measures That Supplement U.S. Generally Accepted Accounting Principles Measures (Non-GAAP Financial Measures)* on page 94.

14 GE 2014 FORM 10-K

How We Allocate Your Capital

"We are executing on a **balanced** and **disciplined** capital allocation plan that returns significant capital to investors, invests in the Company's future growth, and keeps GE safe and secure."

Jeff Bornstein, SVP & Chief Financial Officer

GENERATING CAPITAL

- Focus on free cash flow[1] (GE CFOA less P&E)
- Synchrony Financial split-off...investor friendly
- GE Capital dividend
- Dispositions...~$2B/year

~$76B capital to allocate in 2015 & 2016

ALLOCATING CAPITAL

1. Return ~$40B to investors in dividends & shares repurchased through Synchrony Financial split-off
2. Focus on Alstom...other M&A focused & smaller
3. Invest organically

HOW WE BALANCE CAPITAL ALLOCATION

2012 2013 **2014**

CFOA

ALLOCATION /AMOUNTS | GOALS

Research & Development

$5.2B $5.5B $5.3B
$0.7B $0.8B $1.0B
Externally funded portion

Annual investment at **~5%** Industrial sales

Restructuring & Other Charges

$0.7B $2.0B $1.8B

Targeting world-class industrial cost structure & margins... **~12%** Industrial SG&A expenses as a percentage of sales in 2016

Dividends

$7.2B $7.8B $8.9B

Grow in line with earnings... **1¢** per share quarterly increase for 2015

Acquisitions

$1.5B $9.0B $2.1B

Continue to reshape portfolio... targeting for 2016

75% Industrial **25%** GE Capital

Buyback
(reported on a book basis)

$5.2B $10.4B $1.9B

Offset employee share program dilution & reduce share count (including through Synchrony Financial split-off[2]) to **9.0B–9.5B** shares outstanding

Plant & Equipment

$3.9B $3.7B $4.0B

Focus on **low-cost multimodal** facilities in key growth markets

HOW CAPITAL ALLOCATION DRIVES RESULTS

Organic Revenue Growth[1]
(Industrial segments)

0% 7% 2%–5%
'13 '14 '15E

Free Cash Flow[1]
(GE CFOA–P&E)

$10.6B $11.2B $10B–$12B
'13 '14 '15E

Margins
(Industrial segments, '15 & '16 ex. M&A[3])

15.7% 16.2% + ~17%
'13 '14 '15E '16F

Returns[1]
(Industrial ROTC, '15 & '16 ex. M&A[3])

14.3% 14.0% + ~17%
'13 '14 '15E '16F

1. Non-GAAP Financial Measure. See *Financial Measures That Supplement U.S. Generally Accepted Accounting Principles Measures (Non-GAAP Financial Measures)* on page 94.
2. Subject to regulatory approvals.
3. We are excluding M&A transactions from the margin & Industrial ROTC targets because these targets were set prior to the Company's announcement of the Alstom acquisition (which is subject to regulatory approvals).

GE 2014 FORM 10-K **15**

How We Focus on the Most Critical Enterprise Risks

"I have asked GE's leaders to go deep on what I believe are the four most critical risks facing the Company: product quality, cybersecurity, liquidity and global compliance. Over the years, we have built lines of defense around these core risk focus areas."

JEFF IMMELT
Chairman of the Board & Chief Executive Officer

LINES OF DEFENSE

CORE RISK FOCUS AREAS	DEEP DOMAIN EXPERTISE	DISCIPLINED BUSINESS PROCESSES & CHALLENGE CULTURE	STRONG AUDIT & THIRD PARTY OVERSIGHT	BOARD TRANSPARENCY & MANAGEMENT OVERSIGHT
Product quality	• 45,000+ engineers, including 1,000+ PhDs • Global Research Centers	• Chief Engineers' Council • Product Safety Boards • Services Council	• Regulators…e.g., FAA, FDA, CFPB, NRC	
Cybersecurity	• 11,000+ IT & cyber professionals • IT Security Operations Center • Increased investment 2.5x since 2009	• Product/system design for security • Installed base remediation • Cybersecurity Task Force • Product Security Incident Response Team	• Internal audit… Corporate Audit Staff • Penetration testing challenges…red team • Wurldtech…industrial product design	
Liquidity (through a crisis)	• 750+ Treasury professionals	• Stress-testing • Limits on commercial paper levels to cash & bank lines of credit • Cash flow metrics in compensation plans	• Credit rating agencies • Federal Reserve, OCC, FDIC	SEE NEXT PAGE
Global compliance	• 750+ compliance professionals • ~500 ombuds	• Policy Compliance Review Board…3 meetings & 9 compliance operating reviews in '14 • Global Ombuds System • Deep culture of integrity (Spirit & Letter)…our leaders own it	• External audit…KPMG (~360 partners & 500k+ audit hours annually) • Internal audit… Corporate Audit Staff & GE Capital Audit • Ethisphere Magazine… GE named world's most ethical company 8 years in a row	

16 GE 2014 FORM 10-K

How We Address Social Costs

"We've taken significant actions to control rising pension and healthcare costs, but this remains an area of focus for GE as we continue to balance the interests of our shareowners, employees and retirees."

Jeff Immelt, Chairman of the Board & Chief Executive Officer

PENSION & HEALTHCARE PLANS PRE-TAX EXPENSE[1]

$0.0B[2]
$3.2B
$4.4B
$6.4B
'00
'05
'10
'14

Cost increase drivers

- Declining interest rates
- Volatile financial markets
- Healthcare cost inflation

U.S. RETIREMENT PLANS LIABILITY[3]

$57B
$60B
$75B
$85B
~$75B
~$90B
~$70B
~$100B
'09
'14
'19F
'24F
Liability reduction[4]
Projected benefit obligation[5]

Major GE actions to address rising pension & healthcare costs

- **Annually**...negotiated healthcare supplier contracts
- **2005/2008...**changed new hire retiree health benefits
- **2009**...stratified retiree health benefits for salaried employees
- **2011**...implemented Medicare-approved prescription drug plan
- **2011/2012...**moved to a defined contribution retirement plan for new hires
- **2012...**announced closing of retiree health plans to salaried employees and pre-65 retirees (effective 2015)
- **2014...**introduced private exchanges for salaried Medicare-eligible retirees

1 Includes global pension plans, U.S. Retirement Savings Plan & U.S. principal employee/retiree health plans.
2 In 2000, primarily because of its funded status, GE Pension Plan pre-tax earnings offset the cost of the other plans included in this chart.
3 Includes GE Pension Plan & principal retiree health plans.
4 Reflects GE's estimate of liability reduction, based on GE actions as of December 31, 2014.
5 For a discussion of the assets associated with these liabilities, see *Other Consolidated Information—Postretirement Benefit Plans* on page 62 and Note 12 to the consolidated financial statements in this Form 10-K Report.

18 GE 2014 FORM 10-K

ABOUT GENERAL ELECTRIC

ABOUT GENERAL ELECTRIC

OUR BUSINESS AND HOW WE TALK ABOUT IT

We are one of the largest and most diversified infrastructure and financial services corporations in the world. With products and services ranging from aircraft engines, power generation, oil and gas production equipment, and household appliances to medical imaging, business and consumer financing and industrial products, we serve customers in approximately 175 countries and employ approximately 305,000 people worldwide. Since our incorporation in 1892, we have developed or acquired new technologies and services that have considerably broadened and changed the scope of our activities.

We believe that investors will gain a better understanding of our company if they understand how we measure and talk about our results. Because of the diversity in our businesses, we present our financial statements in a three- column format, which allows investors to see our industrial operations separately from our financial services operations. We believe that this provides useful information to investors. When used in this report, unless otherwise indicated by the context, we use the terms to mean the following:

	General Electric or the Company - the parent company, General Electric Company.

GE - the adding together of all affiliates other than General Electric Capital Corp., whose continuing operations are presented on a one-line basis, giving effect to the elimination of transactions among such affiliates. Transactions between GE and GECC have not been eliminated at the GE level. We present the results of GE in the center columns of our consolidated statements of earnings, financial position and cash flows.  An example of a GE metric is GE cash from operating activities (GE CFOA).


General Electric Capital Corporation or GECC or Financial Services – the adding together of all affiliates of GECC, giving effect to the elimination of transactions among such affiliates. We present the results of GECC in the right- side columns of our consolidated statements of earnings, financial position and cash flows. It should be noted that GECC is sometimes referred to as GE Capital or Capital, when not in the context of discussing segment results.


GE consolidated – the adding together of GE and GECC, giving effect to the elimination of transactions between GE and GECC. We present the results of GE consolidated in the left side columns of our consolidated statements of earnings, financial position and cash flows.


Industrial – GE excluding GECC. We believe that this provides investors with a view as to the results of our industrial businesses and corporate items. An example of an Industrial metric is Industrial CFOA, which is GE CFOA excluding the effects of dividends from GECC.


Industrial segment – the sum of our seven industrial reporting segments shown below, without giving effect to the elimination of transactions among such segments.  We believe that this provides investors with a view as to the results of our industrial segments, without inter-segment eliminations and corporate items. An example of an industrial segment metric is industrial segment revenue growth.


Total segment – the sum of our seven industrial segments and one financial services segment, without giving effect to the elimination of transactions among such segments.  We believe that this provides investors with a view as to the results of all of our segments, without inter-segment eliminations and corporate items.

 GE 2014 FORM 10-K  19

ABOUT GENERAL ELECTRIC

OUR INDUSTRIAL OPERATING SEGMENTS

Power & Water	Aviation	Transportation
Oil & Gas	Healthcare	Appliances & Lighting
Energy Management

OUR FINANCIAL SERVICES OPERATING SEGMENT

GE Capital

Business, operation and financial overviews for our operating segments are provided in the "Segment Operations" section within "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Form 10-K Report.

OTHER TERMS USED BY GE

	Revenues – unless otherwise indicated, we refer to captions such as "revenues and other income", simply as revenues.
	Organic revenues – revenues excluding the effects of acquisitions, dispositions and foreign currency exchange.
	Earnings – unless otherwise indicated, we refer to captions such as "earnings from continuing operations attributable to the company" simply as earnings
	Earnings per share – unless otherwise indicated, we refer to earnings per share as "earnings from continuing operations attributable to the company" simply as earnings per share
	Operating earnings – GE earnings from continuing operations attributable to the company excluding the impact of non-operating pension costs.
	Segment profit – refers to the operating profit of the industrial segments and the net earnings of the financial services segment. See page 30 for a description of the basis for segment profits.
	Operating pension costs – comprise the service cost of benefits earned, prior service cost amortization and curtailment loss for our principal pension plans.
	Non-operating pension costs – comprise the expected return on plan assets, interest cost on benefit obligations and net actuarial loss amortization for our principal pension plans.
	Social cost – include the costs of our pension and healthcare costs for employees and retirees.

GE 2014 FORM 10-K  20

ABOUT GENERAL ELECTRIC

NON-GAAP FINANCIAL MEASURES

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered "non-GAAP financial measures" under the SEC rules. Specifically, we have referred, in various sections of this Form 10-K Report, to:

	Operating earnings and operating EPS
	Industrial operating earnings
	Industrial segment organic revenue growth
	Industrial cash flows from operating activities (Industrial CFOA)
	Operating and non-operating pension costs (income)
	GE pre-tax earnings from continuing operations, excluding GECC earnings from continuing operations and the corresponding effective tax rates
	GE Capital ending net investment (ENI), excluding liquidity
	GECC Tier 1 common ratio estimate

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures are included in the "Supplemental Information" section within the MD&A of this Form 10-K Report. Non-GAAP financial measures referred to in this Form 10-K Report are designated with an asterisk (*).

COMPETITIVE CONDITIONS AND ENVIRONMENT

In virtually all of our global business activities, we encounter aggressive and able competition. In many instances, the competitive climate is characterized by changing technology that requires continuing research and development. With respect to manufacturing operations, we believe that, in general, we are one of the leading firms in most of the major industries in which we participate. The businesses in which General Electric Capital Corporation (GECC) engages are subject to competition from various types of financial institutions, including commercial banks, thrifts, investment banks, broker-dealers, credit unions, leasing companies, consumer loan companies, independent finance companies, finance companies associated with manufacturers and insurance and reinsurance companies.

As a diverse global company, we are affected by world economies, instability in certain regions, commodity prices, such as the price of oil, and foreign currency volatility. Other factors impacting our business include:
	product development cycles for many of our products are long and product quality and efficiency are critical to success,
	research and development expenditures are important to our business and
	many of our products are subject to a number of regulatory standards.

These factors are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations.

GE 2014 FORM 10-K  21

ABOUT GENERAL ELECTRIC

OUR EMPLOYEES AND EMPLOYEE RELATIONS

At year-end 2014, General Electric Company and consolidated affiliates employed approximately 305,000 persons, of whom approximately 136,000 were employed in the United States. For further information about employees, see the "Other Financial Data" section of this Form 10K Report.

Approximately 16,400 GE manufacturing and service employees in the United States are represented for collective bargaining purposes by one of 11 unions (approximately 82 different locals within such unions). A majority of such employees are represented by union locals that are affiliated with the IUE-CWA, The Industrial Division of the Communication Workers of America, AFL-CIO, CLC. During 2011, we negotiated four-year agreements with most of our U.S. unions. Most of these contracts will terminate in June 2015, and we will be engaged in negotiations to attain new agreements. While results of 2015 union negotiations cannot be predicted, our recent past negotiations have resulted in agreements that increased costs.

Other GE affiliates are parties to labor contracts with various labor unions, also with varying terms and expiration dates that cover approximately 3,800 employees.

PROPERTIES

Manufacturing operations are carried out at approximately 227 manufacturing plants located in 39 states in the United States and Puerto Rico and at approximately 275 manufacturing plants located in 39 other countries.

CORPORATE INFORMATION AND WEBSITES

General Electric's address is 1 River Road, Schenectady, NY, 12345-6999; we also maintain executive offices at 3135 Easton Turnpike, Fairfield, CT 06828-0001.

The Company's Internet address is www.ge.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, www.ge.com/investor-relations/investor-services/personal-investing/sec-filing, as soon as reasonably practicable after they are filed electronically with the U.S. Securities and Exchange Commission (SEC). Copies are also available, without charge, from GE Corporate Investor Communications, 3135 Easton Turnpike, Fairfield, CT 06828-0001. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. References to our website addressed in this report are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

General Electric Capital Corporation filed a Form 10-K Report with the SEC, and this can also be viewed at www.ge.com/investor-relations/investor-services/personal-investing/sec-filing.

GE's Investor Relations website at www.ge.com/investor-relations and our corporate blog at www.gereports.com, as well as GE's Facebook page and Twitter accounts, including @GE_Reports, contain a significant amount of information about GE, including financial and other information for investors. GE encourages investors to visit these websites from time to time, as information is updated and new information is posted.

GE 2014 FORM 10-K  22

MD&A

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

PRESENTATION

The consolidated financial statements of General Electric Company (the Company) combine the industrial manufacturing and services businesses of General Electric Company (GE) with the financial services businesses of General Electric Capital Corporation (GECC or financial services). Unless otherwise indicated by the context, we use the terms "GE" and "GECC" on the basis of consolidation described in Note 1 to the consolidated financial statements in this Form 10-K Report.

Net earnings of GECC and the effect of transactions between segments are eliminated to arrive at total consolidated data.

Prior to January 28, 2011, we operated a media company, NBC Universal, Inc. (NBCU). Effective January 28, 2011, we held a 49% interest in a media entity that included the NBC Universal businesses (NBCU LLC). On March 19, 2013, we completed the sale of our remaining 49% common equity interest to Comcast Corporation.

We integrate acquisitions as quickly as possible. Revenues and earnings from the date we complete the acquisition through the end of the following fourth quarter are considered the acquisition effect of such businesses.

Discussion of GECC's total assets excludes deferred income tax liabilities, which are presented within assets for purposes of our consolidating statement of financial position presentations for this filing.

See the Glossary section of this Form 10-K for a definition of equipment and services sales as used in this Form 10-K Report as compared to the product and services split on the Statement of Earnings.

Amounts reported in billions in graphs and tables within this Form 10-K report are computed based on the amounts in millions. As a result, the sum of the components reported in billions may not equal the total amount reported in billions due to rounding.

Discussions throughout this MD&A are based on continuing operations unless otherwise noted.

REFERENCES

The MD&A should be read in conjunction with the Financial Statements and Notes to the consolidated financial statements.

For additional information related to GE Capital segment operations and the portfolio quality of financing receivables, refer to the General Electric Capital Corporation annual report on Form 10-K for the year ended December 31, 2014.

NON-GAAP FINANCIAL MEASURES

As discussed in the "About GE" section of this Form 10-K, we use certain "non-GAAP financial measures" throughout the MD&A. The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures are included in the "Supplemental Information" section within the MD&A of this Form 10-K Report.

Non-GAAP financial measures referred to in this Form 10-K Report are designated with an asterisk (*).

GE 2014 FORM 10-K  23

MD&A	KEY PERFORMANCE INDICATORS

KEY PERFORMANCE INDICATORS

(Dollars in billions; per-share amounts in dollars)

REVENUES PERFORMANCE			EARNINGS PER SHARE
			-- Earnings -- Operating Earnings*
	2013	2014
Industrial Segment	1%	6%
Industrial Segment Organic*	Flat	7%
Financial Services	(3)%	(3)%
INDUSTRIAL SEGMENT PROFIT			INDUSTRIAL SEGMENT MARGIN

INDUSTRIAL ORDERS			INDUSTRIAL BACKLOG
		Equipment Services	Equipment Services

*Non-GAAP Financial Measure

GE 2014 FORM 10-K  24

MD&A	KEY PERFORMANCE INDICATORS

KEY PERFORMANCE INDICATORS

(Dollars in billions)

INDUSTRIAL/GE CAPITAL OPERATING EARNINGS*
2014 Actual*

GE IS EXECUTING ON ITS STRATEGY TO ACHIEVE 75% OF ITS OPERATING EARNINGS FROM ITS INDUSTRIAL BUSINESSES BY 2016.

 The effects of the Synchrony Financial split-off and the Alstom acquisition and alliances will result in progression towards this target.

2016 Goal
GE CFOA		SHAREHOLDER INFORMATION
 	GECC Dividend Industrial CFOA*

RETURNED $10.8 BILLION TO
SHAREOWNERS IN 2014

Dividends $8.9 billion
Stock buyback $1.9 billion

ANNUAL MEETING

General Electric's 2015 Annual Meeting of
Shareowners will be held on April 22, 2015,
in Oklahoma City, Oklahoma.

2013 GE CFOA excluding NBC Universal deal-related taxes was $17.4 billion*

*Non-GAAP Financial Measure

GE 2014 FORM 10-K  25

MD&A	KEY PERFORMANCE INDICATORS

KEY PERFORMANCE INDICATORS
(Amounts in dollars)

FIVE-YEAR PERFORMANCE GRAPH

The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in General Electric common stock, the Standard & Poor's 500 Stock Index (S&P 500) and the Dow Jones Industrial Average (DJIA) on December 31, 2009, and that all quarterly dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2014.

STOCK PRICE RANGE AND DIVIDENDS

With respect to "Market Information," in the United States, General Electric common stock is listed on the New York Stock Exchange (its principal market). General Electric common stock is also listed on the London Stock Exchange and the Frankfurt Stock Exchange. The chart above shows trading prices, as reported on the New York Stock Exchange, Inc., Composite Transactions Tape.

As of January 31, 2015, there were approximately 480,000 shareowner accounts of record.

On February 6, 2015, our Board of Directors approved a quarterly dividend of $0.23 per share of common stock, which is payable April 27, 2015, to shareowners of record at close of business on February 23, 2015.

GE 2014 FORM 10-K  26

MD&A	CONSOLIDATED RESULTS

CONSOLIDATED RESULTS

(Dollars in billions)
2014 GEOGRAPHIC REVENUES	2014 SEGMENT REVENUES

SIGNIFICANT DEVELOPMENTS IN 2014

We completed the initial public offering of our North American Retail Finance business, Synchrony Financial, resulting in proceeds of $2.8 billion and target to complete the exit through a split-off transaction.

We sold GE Money Bank AB, our consumer finance business in Sweden, Denmark and Norway to Santander for $2.3 billion.

We acquired Milestone Aviation Group for $1.8 billion on January 30, 2015.

We signed an agreement to sell our consumer finance business in Hungary (Budapest Bank) to Hungary's government.

We agreed to sell our Appliances business to Electrolux for $3.3 billion; targeted to close in mid-2015.
We acquired Cameron's Reciprocating Compression division for $0.6 billion.
We acquired API Healthcare for $0.3 billion and certain Thermo Fisher Scientific Inc. life-science businesses for $1.1 billion.
We signed an agreement to sell our Signaling business to Alstom for approximately $0.8 billion.

We offered to acquire the Thermal, Renewables and Grid businesses of Alstom. The proposed transaction is targeted to close in 2015. See the "Segment Operations" section within the MD&A of this Form 10-K for additional information related to the proposed transaction.

GE 2014 FORM 10-K  27

MD&A	CONSOLIDATED RESULTS

CONSOLIDATED RESULTS

(Dollars in billions)

REVENUES	INDUSTRIAL SEGMENT EQUIPMENT & SERVICES REVENUES
Equipment Services
COMMENTARY: 2014 – 2013	2013 – 2012

Consolidated revenues increased $2.5 billion, or 2%.

Industrial segment revenues increased 6%, reflecting organic growth* of 7% and the effects of acquisitions (primarily Lufkin Industries, Inc. (Lufkin), Avio S.p.A. (Avio) and certain Thermo Fisher Scientific Inc. businesses).

Financial Services revenues decreased 3% as a result of the effects of dispositions, organic revenue declines, primarily due to lower ending net investment (ENI)* and lower gains, partially offset by lower impairments.

Other income decreased $2.3 billion, primarily due to the  sale of our remaining 49% common equity interest in NBCU LLC in 2013 ($1.6 billion).

The effects of acquisitions increased consolidated revenues $1.7 billion and $1.6 billion in 2014 and 2013, respectively. Dispositions affected our ongoing results through lower revenues of $4.1 billion and $0.1 billion in 2014 and 2013, respectively.

The effects of a stronger U.S. dollar compared to mainly the Japanese yen, Canadian dollar and Brazilian real, partially offset by the British pound, decreased consolidated revenues by $0.9 billion.

Consolidated revenues decreased $0.6 billion, or less than 1%.

Industrial segment revenues increased 1%. Organic revenue growth* was flat.

Financial Services revenues decreased 3%, as a result of organic revenue declines, primarily due to lower ENI* and higher impairments, partially offset by higher gains.

Other income increased $0.5 billion, primarily due to gains related to the sale of NBCU LLC.

The effects of acquisitions increased consolidated revenues $1.6 billion and $2.0 billion in 2013 and 2012, respectively. Dispositions affected our ongoing results through lower revenues of $0.1 billion and $5.1 billion in 2013 and 2012, respectively.

The effects of a stronger U.S. dollar compared to mainly the Japanese yen and Brazilian real, partially offset by the euro, decreased consolidated revenues by $0.5 billion.

*Non-GAAP Financial Measure

GE 2014 FORM 10-K  28

MD&A	CONSOLIDATED RESULTS

CONSOLIDATED RESULTS

(Dollars in billions)

EARNINGS	INDUSTRIAL SELLING, GENERAL & ADIMINSTRATIVE (SG&A) AS A % OF SALES
-- Earnings -- Operating Earnings*
COMMENTARY: 2014 – 2013	2013 – 2012

Consolidated earnings increased 1% primarily due to an increase in the operating profit of the industrial segments, partially offset by lower financial services income and the absence of the NBCU LLC related income.

Industrial segment profit increased 10% with growth driven by Aviation, Oil & Gas and Power & Water.

Industrial segment margin increased 50 basis points (bps) driven by higher productivity and pricing, partially offset by negative business mix and the effects of inflation.

Financial Services earnings decreased 12% as a result of the effects of dispositions, core decreases and lower gains, partially offset by lower impairments and lower provisions for losses on financing receivables.

The effects of acquisitions on our consolidated net earnings were increases of $0.2 billion and $0.1 billion in 2014 and 2013, respectively. The effects of dispositions on net earnings were a decrease of $2.6 billion in 2014 and an increase of $1.4 billion in 2013.

Industrial SG&A as a percentage of total sales decreased to 14.0% as a result of global cost reduction initiatives, primarily at Power & Water and Healthcare. This was partially offset by higher acquisition-related costs.

Consolidated earnings increased 4% on strong industrial segment growth and continued stabilization in financial services.

Industrial segment profit increased 5% with growth driven by Aviation and Oil & Gas.

Industrial segment margin increased 60 bps driven by higher pricing and favorable business mix, partially offset by the effects of inflation.

Financial Services earnings increased 10%, as a result of the effects of dispositions and higher gains, partially offset by higher impairments and higher provisions for losses on financing receivables.

The effects of acquisitions on our consolidated net earnings were increases of $0.1 billion in both 2013 and 2012. The effects of dispositions on net earnings were an increase of $1.4 billion in 2013 and a decrease of $0.3 billion in 2012.

Industrial SG&A as a percentage of total sales decreased to 15.9% as a result of global cost reduction initiatives related to simplification efforts both in the industrial segments and corporate. This was partially offset by increased acquisition-related costs and higher restructuring.

See the "Other Consolidated Information" section within the MD&A of this Form 10-K for a discussion of postretirement benefit plans costs, income taxes and geographic data.

*Non-GAAP Financial Measure

GE 2014 FORM 10-K  29

MD&A	SEGMENT OPERATIONS

SEGMENT OPERATIONS

SEGMENT REVENUES AND PROFIT

Segment revenues include both revenues and other income related to the segment.

Segment profit is determined based on internal performance measures used by the Chief Executive Officer (CEO) to assess the performance of each business in a given period. In connection with that assessment, the CEO may exclude matters such as charges for restructuring; rationalization and other similar expenses; acquisition costs and other related charges; technology and product development costs; certain gains and losses from acquisitions or dispositions; and litigation settlements or other charges, for which responsibility preceded the current management team.

Segment profit excludes results reported as discontinued operations and accounting changes. Segment profit also excludes the portion of earnings or loss attributable to noncontrolling interests of consolidated subsidiaries, and as such only includes the portion of earnings or loss attributable to our share of the consolidated earnings or loss of consolidated subsidiaries.

Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment's management is measured:

	Interest and other financial charges and income taxes are excluded in determining segment profit (which we sometimes refer to as "operating profit") for the industrial segments.
	Interest and other financial charges and income taxes are included in determining segment profit (which we sometimes refer to as "net earnings") for the GE Capital segment.

Certain corporate costs, such as shared services, employee benefits and information technology are allocated to our segments based on usage. A portion of the remaining corporate costs are allocated based on each segment's relative net cost of operations.

Effective in the second quarter of 2014, we began including the effects of the GECC preferred stock dividends in our GE Capital segment. Previously, such dividends had been reported in the caption "Corporate items and eliminations" in the Company's Summary of Operating Segments table. Presenting GE Capital segment results including the effects of the GECC preferred stock dividends is consistent with the way management measures the results of our financial services business. Prior-period segment information has been recast to be consistent with how we currently evaluate the performance of the GE Capital segment.

POTENTIAL ACQUISITIONS IMPACTING MULTIPLE SEGMENTS

GE's offer to acquire the Thermal, Renewables and Grid businesses of Alstom for approximately €12.4 billion (to be adjusted for the assumed net cash or liability at closing) was positively recommended by Alstom's board of directors. In addition, GE, Alstom and the French Government signed a memorandum of understanding for the formation of three joint ventures in grid technology, renewable energy, and global nuclear and French steam power and Alstom will invest approximately €2.6 billion in these joint ventures. In the fourth quarter of 2014, Alstom completed its review of the proposed transaction with the works council and obtained approval from its shareholders. Also in the fourth quarter of 2014, GE and Alstom entered into an amendment to the original agreement where GE has agreed to pay Alstom a net amount of approximately €0.3 billion of additional consideration at closing. In exchange for this funding, Alstom has agreed to extend the trademark licensing of the Alstom name from 5 years to 25 years as well as other contractual amendments. The proposed transaction continues to be subject to regulatory approvals. The transaction is targeted to close in 2015. The acquisition and alliances will impact our Power & Water and Energy Management segments.

GE 2014 FORM 10-K  30

MD&A	SEGMENT OPERATIONS

SUMMARY OF OPERATING SEGMENTS

	General Electric Company and consolidated affiliates
(In millions)	2014	2013	2012	2011	2010

Revenues
Power & Water	$27,564	$24,724	$28,299	$25,675	$24,779
Oil & Gas	18,676	16,975	15,241	13,608	9,433
Energy Management	7,319	7,569	7,412	6,422	5,161
Aviation	23,990	21,911	19,994	18,859	17,619
Healthcare	18,299	18,200	18,290	18,083	16,897
Transportation	5,650	5,885	5,608	4,885	3,370
Appliances & Lighting	8,404	8,338	7,967	7,693	7,957
Total industrial segment revenues	109,902	103,602	102,811	95,225	85,216
GE Capital	42,725	44,067	45,364	48,324	49,163
Total segment revenues	152,627	147,669	148,175	143,549	134,379
Corporate items and eliminations	(4,038)	(1,624)	(1,491)	2,993	14,496
Consolidated revenues	$148,589	$146,045	$146,684	$146,542	$148,875

Segment profit
Power & Water	$5,352	$4,992	$5,422	$5,021	$5,804
Oil & Gas	2,585	2,178	1,924	1,660	1,406
Energy Management	246	110	131	78	156
Aviation	4,973	4,345	3,747	3,512	3,304
Healthcare	3,047	3,048	2,920	2,803	2,741
Transportation	1,130	1,166	1,031	757	315
Appliances & Lighting	431	381	311	237	404
Total industrial segment profit	17,764	16,220	15,486	14,068	14,130
GE Capital	7,019	7,960	7,222	6,480	3,083
Total segment profit	24,783	24,180	22,708	20,548	17,213
Corporate items and eliminations	(6,225)	(6,002)	(4,718)	(288)	(1,012)
GE interest and other financial charges	(1,579)	(1,333)	(1,353)	(1,299)	(1,600)
GE provision for income taxes	(1,634)	(1,668)	(2,013)	(4,839)	(2,024)
Earnings from continuing operations
attributable to the Company	15,345	15,177	14,624	14,122	12,577
Earnings (loss) from discontinued
operations, net of taxes	(112)	(2,120)	(983)	29	(933)
Consolidated net earnings
attributable to the Company	$15,233	$13,057	$13,641	$14,151	$11,644

GE 2014 FORM 10-K  31

MD&A	SEGMENT OPERATIONS | POWER & WATER

POWER & WATER

BUSINESS OVERVIEW
Leader: Steve Bolze	Headquarters & Operations
 Senior Vice President (SVP) and President & CEO, GE Power & Water  Over 20 years of service with General Electric
    18% of segment revenues in 2014
    25% of industrial segment revenues
    30% of industrial segment profit
    Headquarters: Schenectady, NY
    Serving customers in125+ countries
    Employees: approximately 38,000

Products & Services

Power & Water serves power generation, industrial, government and other customers worldwide with products and services related to energy production and water reuse. Our products and technologies harness resources such as wind, oil, gas, diesel, nuclear and water to produce electric power.


Power Generation Products and Services (PGP and PGS) – offers a wide spectrum of heavy-duty gas turbines and supplies machines and services for utilities, independent power producers, and industrial application, from pure power generation to cogeneration and district heating.

	Renewable Energy – primarily our Wind business, which manufactures wind turbines and provides support services ranging from development assistance to operation and maintenance.

Distributed Power – provides technology-based products to generate reliable and efficient power at or near the point of use. The product portfolio features aero derivative gas turbines, Jenbacher gas engines, and Waukesha gas engines.

	Water Process Technologies – provides water treatment, wastewater treatment and process system solutions.

Nuclear – offers advanced reactor technologies solutions, including reactors, fuels and support services for boiling water reactors, and is offered through joint ventures with Hitachi and Toshiba, for safety, reliability and performance for nuclear fleets.

Competition & Regulation

Worldwide competition for power generation products and services is intense. Demand for power generation is global and, as a result, is sensitive to the economic and political environments of each country in which we do business.

Our Wind business is subject to certain global policies and regulation including the U.S. Production Tax Credit and incentive structures in China and various European countries. Changes in such policies may create unknown impacts or opportunities for the business.
GE 2014 FORM 10-K  32

MD&A	SEGMENT OPERATIONS | POWER & WATER

OPERATIONAL OVERVIEW
(Dollars in billions)

2014 GEOGRAPHIC REVENUES: $27.6 BILLION	ORDERS
Equipment Services
2014 SUB-SEGMENT REVENUES	BACKLOG
Equipment Services
EQUIPMENT/SERVICES REVENUES	UNIT SALES

Services Equipment

SIGNIFICANT TRENDS & DEVELOPMENTS


The Alstom transaction is expected to advance our strategic priorities and industrial growth. Alstom's Thermal and Renewables businesses are complementary in technology, operations and geography to our business. We expect the integration to yield efficiencies in supply chain, service infrastructure, new product development and SG&A.

	The business continues to invest in new product development, such as our new H-Turbine, larger wind turbines and advanced upgrades, to expand our equipment and services offerings.
	Excess capacity in developed markets and macroeconomic and geopolitical environments result in uncertainty for the industry and business.

GE 2014 FORM 10-K  33

MD&A	SEGMENT OPERATIONS | POWER & WATER

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES & PROFIT			SEGMENT PROFIT MARGIN

-- Revenue -- Profit
SEGMENT REVENUES & PROFIT WALK:			COMMENTARY:
2014 – 2013			2014 – 2013

Segment revenues up $2.8 billion (11%);
Segment profit up $0.4 billion (7%) as a result of:

The increase in revenues was driven by higher volume, primarily higher equipment sales at PGP and Renewables, partially offset by lower prices at PGP and Renewables and the impact of a stronger U.S. dollar.

The increase in profit was mainly due to the higher volume at PGP and Renewables, and higher productivity reflecting a 10% reduction in SG&A cost, partially offset by negative business mix with equipment revenue up 20% and lower prices.

	Revenues	Profit
2013	$24.7	$5.0
Volume	3.7	0.7
Price	(0.4)	(0.4)
Foreign Exchange	(0.2)	-
(Inflation)/Deflation	N/A	0.1
Mix	N/A	(0.5)
Productivity	N/A	0.7
Other	(0.2)	(0.2)
2014	$27.6	$5.4

2013 – 2012			2013 – 2012

Segment revenues down $3.6 billion (13%);
Segment profit down $0.4 billion (8%) as a result of:

The decrease in revenues was driven by lower volume, primarily equipment sales at PGP and Renewables, and the impact of a stronger U.S. dollar. These decreases were partially offset by higher prices and higher other income related to a sale of assets.

The decrease in profit was mainly due to lower volume, primarily equipment sales at PGP and Renewables, and lower productivity despite decreases in SG&A cost. These decreases were partially offset by positive business mix, the effects of deflation, higher prices and higher other income.

	Revenues	Profit
2012	$28.3	$5.4
Volume	(3.9)	(0.7)
Price	0.2	0.2
Foreign Exchange	(0.1)	-
(Inflation)/Deflation	N/A	0.2
Mix	N/A	0.3
Productivity	N/A	(0.6)
Other	0.2	0.2
2013	$24.7	$5.0

GE 2014 FORM 10-K  34

MD&A	SEGMENT OPERATIONS | OIL & GAS

OIL & GAS

BUSINESS OVERVIEW
Leader: Lorenzo Simonelli	Headquarters & Operations
 President & CEO, GE Oil & Gas  20 years of service with General Electric	 12% of segment revenues in 2014  17% of industrial segment revenues  15% of industrial segment profit  HQ: London, UK  Serving customers in 150+ countries  Employees: approximately 44,000
Products & Services

Oil & Gas serves all segments of the oil and gas industry, from drilling, completion, production and oil field operations, to transportation via liquefied natural gas (LNG) and pipelines. In addition, Oil & Gas provides industrial power generation and compression solutions to the refining and petrochemicals segments. Oil & Gas also delivers pipeline integrity solutions and a wide range of sensing, inspection and monitoring technologies. Oil & Gas exploits technological innovation from other GE businesses, such as Aviation and Healthcare, to continuously improve oil and gas industry performance, output and productivity.


Turbomachinery Solutions (TMS) – provides equipment and related services for mechanical-drive, compression and power-generation applications across the oil and gas industry. Our designs deliver high capacities and efficiencies, increase product flow and decrease both operational and environmental risks in the most extreme conditions, pressures and temperatures. Our portfolio includes drivers (aero-derivative gas turbines, heavy-duty gas turbines and synchronous and induction electric motors), compressors (centrifugal and axial, direct drive high speed, integrated, subsea compressors and turbo expanders), and turn-key solutions (industrial modules and waste heat recovery).


Drilling & Surface (D&S) – provides drilling, completion and production products and services for onshore & offshore oil & gas wells, and manufactures artificial lift equipment for well production and gears. The products & services portfolio includes blowout preventers, choke valves, drilling systems, drill stem valves, elastomers, pulsation dampeners wellheads, and surface production equipment.


Measurement & Controls (M&C) – provides equipment and services for a wide range of industries, including oil & gas, power generation, aerospace, metals, and transportation.  The offerings include sensor-based measurement; non-destructive testing and inspection; flow and process control; turbine, generator and plant controls and condition monitoring, as well as pipeline integrity solutions.


Subsea Systems (SS) – offers our customers equipment and services for subsea well completion and production and integrated systems for enhanced recovery and comprehensive well lifecycle support. From new subsea field design and installation to mature field intervention and enhancement, SS offers all the equipment and expertise needed to safely and reliably maximize long-term resource value and overall efficiency. Specific products include flow control valves (known as "Christmas trees"), pressure control systems, wellheads, manifolds, integrated work over control systems and flexible subsea risers.


Downstream Technology Solutions (DTS) – provides products and services to serve the downstream segments of the industry including refining, petrochemical, distributed gas, and other industrial applications. Products include steam turbines, reciprocating and centrifugal compressors, blowers, pumps, valves, and compressed natural gas (CNG) and small-scale LNG solutions used primarily for shale oil and gas field development.

Competition & Regulation

Demand for oil and gas equipment and services is global and, as a result, is sensitive to the economic and political environment of each country in which we do business. We are subject to the regulatory bodies of the countries in which we operate. Our products are subject to regulation by U.S. and non-U.S. energy policies.

GE 2014 FORM 10-K  35

MD&A	SEGMENT OPERATIONS | OIL & GAS

OPERATIONAL OVERVIEW
(Dollars in billions)

2014 GEOGRAPHIC REVENUES: $18.7 BILLION	ORDERS
Equipment Services
2014 SUB-SEGMENT REVENUES	BACKLOG
Equipment Services
EQUIPMENT/SERVICES REVENUES
Services Equipment

SIGNIFICANT TRENDS & DEVELOPMENTS


On June 2, 2014, we acquired Cameron's Reciprocating Compression division for $0.6 billion. The division provides reciprocating compression equipment and aftermarket services for oil and gas production, gas processing, gas distribution and independent power industries.


In July 2013, we completed the acquisition of Lufkin, a leading provider of artificial lift technologies for the oil and gas industry and a manufacturer of gears, for $3.3 billion. Revenues for Lufkin are included in the D&S sub-segment.

	Relatively lower oil prices leading to reductions in customers' forecasted capital expenditures create industry challenges, the effects of which are uncertain.

We are impacted by volatility in foreign currency exchange rates mainly due to a high concentration of non-U.S. dollar denominated business as well as long-term contracts denominated in multiple currencies.

GE 2014 FORM 10-K  36

MD&A	SEGMENT OPERATIONS | OIL & GAS

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES & PROFIT			SEGMENT PROFIT MARGIN
- - Revenue - - Profit
SEGMENT REVENUES & PROFIT WALK:			COMMENTARY:
2014 – 2013			2014 – 2013

Segment revenues up $1.7 billion (10%);
Segment profit up $0.4 billion (19%) as a result of:

The increase in revenues was primarily due to higher volume, mainly driven by higher equipment sales at SS, D&S and TMS, as well as the $0.3 billion net impact of acquisitions, primarily Lufkin, and dispositions, primarily Wayne. Higher prices primarily at SS also increased revenues. These increases were partially offset by the effects of a stronger U.S. dollar.

The increase in profit was primarily due to higher productivity, higher volume and higher prices. These increases were partially offset by negative business mix.

	Revenues	Profit
2013	$17.0	$2.2
Volume	1.7	0.2
Price	0.1	0.1
Foreign Exchange	(0.1)	-
(Inflation)/Deflation	N/A	-
Mix	N/A	(0.2)
Productivity	N/A	0.4
Other	-	-
2014	$18.7	$2.6

2013 – 2012			2013 – 2012

Segment revenues up $1.7 billion (11%);
Segment profit up $0.3 billion (13%) as a result of:

The increase in revenues was primarily due to higher volume, mainly driven by increased equipment sales as well as the impact of acquisitions ($0.7 billion), higher prices at TMS, and the effects of a weaker U.S. dollar.

The increase in profit was due to higher volume, which was positively impacted by acquisitions and organic growth in the SS and D&S business, as well as higher prices at TMS. This was partially offset by lower cost productivity.

	Revenues	Profit
2012	$15.2	$1.9
Volume	1.5	0.2
Price	0.2	0.2
Foreign Exchange	0.1	-
(Inflation)/Deflation	N/A	-
Mix	N/A	-
Productivity	N/A	(0.1)
Other	-	-
2013	$17.0	$2.2

GE 2014 FORM 10-K  37

MD&A	SEGMENT OPERATIONS | ENERGY MANAGEMENT

ENERGY MANAGEMENT

BUSINESS OVERVIEW

Leader: Mark W. Begor	Headquarters & Operations
 President & CEO, GE Energy Management  Over 30 years of service with General Electric
    5% of segment revenues in 2014
    7% of industrial segment revenues
    1% of industrial segment profit
    Headquarters: Atlanta, GA
    Serving customers in 150+ countries
    Employees: approximately 30,000

Products & Services

Energy Management designs, manufactures and services leading technology solutions for the delivery, management, conversion and optimization of electrical power. Our energy solutions allow customers across multiple energy-intensive industries such as oil & gas, marine, data centers, metals and mining to efficiently manage electricity from the point of generation to the point of consumption.


Industrial Solutions – creates advanced technologies that safely, reliably and efficiently distribute and control electricity to protect people, property and equipment. We provide high performance software and control solutions and offer products such as circuit breakers, relays, arresters, switchgear, panel boards and repair for the commercial, data center, healthcare, mining, renewables, oil & gas, water and telecom markets.


Digital Energy – maximizes the reliability, efficiency and resiliency of the grid by preventing and detecting grid power failures, digitizing substations, and reducing outages. We provide advanced products and services that modernize the grid, from the power plant to the power consumer, such as protection and control, industrial strength communications, smart meters, monitoring & diagnostics, visualization software and advanced analytics. We provide high voltage and medium voltage (HV/MV) equipment, smart controls and sensors, software solutions and power projects for industries such as generation, transmission, distribution, oil and gas, telecommunication, mining and water. We currently have several strategic partnership ventures, primarily in Mexico and China, which allow us to support our customers through various product and service offerings.


Power Conversion – applies the science and systems of power conversion to help drive the electric transformation of the world's energy infrastructure. Our product portfolio includes motors, generators, automation & control equipment & drives for energy intensive industries such as marine, oil & gas, renewable energy, mining, rail, metals, test systems and water.

Competition & Regulation

Energy Management faces competition from businesses operating with global presence and with deep energy domain expertise. Our products and services sold to end customers are often subject to a number of regulatory specification and performance standards under different federal, state, foreign and energy industry standards.
GE 2014 FORM 10-K  38

MD&A	SEGMENT OPERATIONS | ENERGY MANAGEMENT

OPERATIONAL OVERVIEW
(Dollars in billions)

2014 GEOGRAPHIC REVENUES: $7.3 BILLION	ORDERS
Equipment Services
2014 SUB-SEGMENT REVENUES	BACKLOG
Equipment Services
EQUIPMENT/SERVICES REVENUES
Services Equipment

SIGNIFICANT TRENDS & DEVELOPMENTS


We are seeing growth in the liquefied natural gas, onshore electrification, offshore marine, and wind & solar industries, which is driving demand in our Power Conversion business for equipment and services.

	While we see signs of growth in the North American electrical distribution market, the European economic recovery is slow, and demand remains soft in other parts of the developed world.

The U.S. electrical grid capacity is high and load growth is expected to be slow in the near term; spending by utilities in the U.S. continues to be focused more heavily on sustaining operations versus capital investment.

	We plan to complement and expand the Digital Energy business with the acquisition of Alstom's Grid business.
	We expect continued reinvestment in our key products to drive growth and continued margin accretion in 2015 and beyond.
GE 2014 FORM 10-K  39

MD&A	SEGMENT OPERATIONS | ENERGY MANAGEMENT

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES & PROFIT	SEGMENT PROFIT MARGIN
- - Revenue - - Profit

COMMENTARY: 2014 – 2013	2013 – 2012

Segment revenues down $0.3 billion (3%) as a result of:
Lower volume ($0.2 billion) from weakness in North American utility and electrical distribution markets, partially offset by higher sales in Power Conversion.

Segment profit up $0.1 billion as a result of:
Higher productivity ($0.1 billion) reflecting an 8% reduction in SG&A cost.

Segment revenues up $0.2 billion (2%) as a result of:
Higher volume ($0.2 billion), partially offset by the effects of the stronger U.S. dollar ($0.1 billion).

Segment profit down 16% as a result of:
Lower productivity ($0.1 billion).

GE 2014 FORM 10-K  40

MD&A	SEGMENT OPERATIONS | AVIATION

AVIATION

BUSINESS OVERVIEW

Leader: David Joyce	Headquarters & Operations
 SVP and President & CEO, GE Aviation  Over 30 years of service with General Electric
    16% of segment revenues in 2014
    22% of industrial segment revenues
    28% of industrial segment profit
    Headquarters: Cincinnati, OH
    Serving customers in 125+ countries
    Employees: approximately 44,000

Products & Services

Aviation designs and produces commercial and military aircraft engines, integrated digital components, electric power and mechanical aircraft systems. We also provide aftermarket services to support our products.


Commercial Engines (CEO) – manufactures jet engines and turboprops for commercial airframes. Our commercial engines power aircraft in all categories; regional, narrowbody and widebody.  We also manufacture for Business and General Aviation segments.

	Commercial Services – provides maintenance, component repair and overhaul services (MRO), including sales of replacement parts.

Military – manufactures jet engines for military airframes.  Our military engines power a wide variety of military aircraft including fighters, bombers, tankers, helicopters and surveillance aircraft, as well as marine applications.  We provide maintenance, component repair and overhaul services (MRO), including sales of replacement parts.


Systems – provides components, systems and services for commercial and military segments. This includes avionics systems, aviation electric power systems, flight efficiency and intelligent operation services, aircraft structures and Avio Aero.


We also produce and market engines through CFM International, a company jointly owned by GE and Snecma, a subsidiary of SAFRAN of France, and Engine Alliance, LLC, a company jointly owned by GE and the Pratt & Whitney division of United Technologies Corporation. New engines are also being designed and marketed in a joint venture with Honda Aero, Inc., a division of Honda Motor Co., Ltd.

Competition & Regulation

The global businesses for aircraft jet engines, maintenance component repair and overhaul services (including parts sales) are highly competitive. Both U.S. and non-U.S. markets are important to the growth and success of the business. Product development cycles are long and product quality and efficiency are critical to success. Research and development expenditures are important in this business, as are focused intellectual property strategies and protection of key aircraft engine design, manufacture, repair and product upgrade technologies. Aircraft engine orders and systems tend to follow military and airline procurement transactions.

Our product, services and activities are subject to a number of regulators such as by the U.S. Federal Aviation Administration (FAA), European Aviation Safety Agency (EASA) and other regulatory bodies.
GE 2014 FORM 10-K  41

MD&A	SEGMENT OPERATIONS | AVIATION

OPERATIONAL OVERVIEW
(Dollars in billions)

2014 GEOGRAPHIC REVENUES: $24.0 BILLION	ORDERS
Equipment Services
2014 SUB-SEGMENT REVENUES	BACKLOG
Equipment Services
EQUIPMENT/SERVICES REVENUES	UNIT SALES
Services Equipment	(a)GEnx engines are a subset of commercial engines (b)Commercial spares shipment rate in millions of dollars per day
SIGNIFICANT TRENDS & DEVELOPMENTS

	On August 1, 2013, we completed the acquisition of the aviation business of Avio, a manufacturer of aviation propulsion components and systems for $4.4 billion.
	We expect military shipments to be lower due to continued pressure on the U.S. military budget.
	The installed base continues to grow with new product launches.
	Lower fuel costs are expected to result in increased airline profitability and continued growth in passenger traffic and freight.

Revenue sharing programs are a standard form of cooperation for specific product programs in the aviation industry. These programs are controlled by Aviation, but counterparties (with interests ranging from 1% to 39%) have an agreed share of revenues as well as development and component production responsibilities.

GE 2014 FORM 10-K  42

MD&A	SEGMENT OPERATIONS | AVIATION

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES & PROFIT			SEGMENT PROFIT MARGIN
- - Revenue - - Profit
SEGMENT REVENUES & PROFIT WALK:			COMMENTARY:
2014 – 2013			2014 – 2013

Segment revenues up $2.1 billion (9%);
Segment profit up $0.6 billion (14%) as a result of:

The increase in revenues was due to higher volume and higher prices driven by Commercial Engines volume, spare parts volume and the third-quarter 2013 acquisition of Avio.

The increase in profit was mainly due to higher prices in our Commercial Engines and Commercial Services businesses and higher volume discussed above. These increases were partially offset by effects of inflation and negative business mix.

	Revenues	Profit
2013	$21.9	$4.3
Volume	1.2	0.2
Price	0.8	0.8
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	(0.3)
Mix	N/A	(0.2)
Productivity	N/A	-
Other	0.1	0.1
2014	$24.0	$5.0

2013 – 2012			2013 – 2012

Segment revenues up $1.9 billion (10%) (including $0.5 billion from acquisitions);
Segment profit up $0.6 billion (16%) as a result of:

The increase in revenues was primarily due to higher volume and higher prices. Higher volume and prices were driven by increased services revenues ($0.7 billion) and equipment ($1.2 billion). The increase in service revenue was primarily due to higher commercial spares sales, while the increase in equipment was primarily due to increased Commercial Engine shipments.

The increase in profit was due to higher prices, higher volume and increased other income, partially offset by the effects of inflation and lower cost productivity.

	Revenues	Profit
2012	$20.0	$3.7
Volume	1.4	0.2
Price	0.6	0.6
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	(0.2)
Mix	N/A	-
Productivity	N/A	(0.1)
Other	-	0.1
2013	$21.9	$4.3

GE 2014 FORM 10-K  43

MD&A	SEGMENT OPERATIONS | HEALTHCARE

HEALTHCARE

BUSINESS OVERVIEW

Leader: John L. Flannery	Headquarters & Operations
 President & CEO, GE Healthcare  Over 25 years of service with General Electric
    12% of segment revenues in 2014
    17% of industrial segment revenues
    17% of industrial segment profit
    Headquarters: Little Chalfont, UK
    Serving customers in 140+ countries
    Employees: approximately 51,000

Products & Services

Healthcare provides essential healthcare technologies to developed and emerging markets and has expertise in medical imaging, software and information technology (IT), patient monitoring and diagnostics, drug discovery, biopharmaceutical manufacturing technologies and performance improvement solutions. Products and services are sold worldwide primarily to hospitals, medical facilities, pharmaceutical and biotechnology companies, and to the life science research market.


Healthcare Systems – provides a wide range of technologies and services that include diagnostic imaging and clinical systems. Diagnostic imaging systems such as X-ray, digital mammography, computed tomography (CT), magnetic resonance (MR), interventional imaging and molecular imaging technologies allow clinicians to see inside the human body more clearly. Clinical systems such as ultrasound, electrocardiography (ECG), bone densitometry, patient monitoring, incubators and infant warmers, respiratory care, and anesthesia management that enable clinicians to provide better care for patients every day - from wellness screening to advanced diagnostics to life-saving treatment. Healthcare systems also offers product services that include remote diagnostic and repair services for medical equipment manufactured by GE and by others.


Life Sciences – delivers products and services for drug discovery, biopharmaceutical manufacturing and cellular technologies, so scientists and specialists discover new ways to predict, diagnose and treat disease. It also researches, manufactures and markets innovative imaging agents used during medical scanning procedures to highlight organs, tissue and functions inside the human body, to aid physicians in the early detection, diagnosis and management of disease through advanced in-vivo and in-vitro diagnostics.


Healthcare IT – provides IT solutions including enterprise and departmental Information Technology products, Picture Archiving System (PACS), Radiology Information System (RIS), Cardiovascular Information System (CVIS), revenue cycle management and practice applications, to help customers streamline healthcare costs and improve the quality of care.

Competition & Regulation

Healthcare competes with a variety of U.S. and non-U.S. manufacturers and services providers. Customers require products and services that allow them to provide better access to healthcare, improve the affordability of care, and improve the quality of patient outcomes.  Technology innovation to provide products that improve these customer requirements and competitive pricing are among the key factors affecting competition for these products and services. New technologies could make our products and services obsolete unless we continue to develop new and improved products and services.

Our products are subject to regulation by numerous government agencies, including the U.S. Food and Drug Administration (U.S. FDA), as well as various laws that apply to claims submitted under Medicare, Medicaid or other government funded healthcare programs.
GE 2014 FORM 10-K  44

MD&A	SEGMENT OPERATIONS | HEALTHCARE

OPERATIONAL OVERVIEW
(Dollars in billions)

2014 GEOGRAPHIC REVENUES: $18.3 BILLION	ORDERS
Equipment Services
2014 SUB-SEGMENT REVENUES	BACKLOG
Equipment Services
EQUIPMENT/SERVICES REVENUES
Services Equipment

SIGNIFICANT TRENDS & DEVELOPMENTS

	We continue to lead in technology innovation with greater focus on productivity based technology, services, and IT solutions as healthcare providers seek greater productivity and efficiency.
	The U.S. market is improving but uncertainty remains regarding the impact of the Affordable Care Act. Emerging markets are expected to grow long-term with short-term volatility.
	API Healthcare (API), a healthcare workforce management software and analytics solutions provider, was acquired in February 2014 for $0.3 billion.

Life Sciences is expanding its business through bioprocess growth and the acquisition of certain Thermo Fisher Scientific Inc. life-science businesses, which were acquired in March 2014 for $1.1 billion.

GE 2014 FORM 10-K  45

MD&A	SEGMENT OPERATIONS | HEALTHCARE

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES & PROFIT			SEGMENT PROFIT MARGIN
- - Revenue - - Profit
SEGMENT REVENUES & PROFIT WALK:			COMMENTARY:
2014 – 2013			2014 – 2013

Segment revenues up $0.1 billion (1%);
Segment profit flat as a result of:

The increase in revenues was due to higher volume, driven by the higher sales in Life Sciences. This increase was partially offset by lower prices mainly at Healthcare Systems and the effects of a stronger U.S. dollar.

Profit was flat as higher productivity, driven by SG&A cost reductions, and higher volume, were offset by lower prices, mainly at Healthcare Systems, inflation and effects of a stronger U.S. dollar.

	Revenues	Profit
2013	$18.2	$3.0
Volume	0.6	0.1
Price	(0.3)	(0.3)
Foreign Exchange	(0.2)	(0.1)
(Inflation)/Deflation	N/A	(0.2)
Mix	N/A	-
Productivity	N/A	0.5
Other	-	-
2014	$18.3	$3.0

2013 – 2012			2013 – 2012

Segment revenues down $0.1 billion;
Segment profit up $0.1 billion (4%) as a result of:

The decrease in revenues was driven by lower prices mainly at Healthcare Systems, effects of a stronger U.S. dollar and lower other income, partially offset by higher volume.

The increase in profit was mainly driven by higher productivity resulting from SG&A cost reductions and higher volume, partially offset by lower prices mainly at Healthcare Systems, the effects of inflation and the stronger U.S. dollar.

	Revenues	Profit
2012	$18.3	$2.9
Volume	0.5	0.1
Price	(0.3)	(0.3)
Foreign Exchange	(0.2)	(0.1)
(Inflation)/Deflation	N/A	(0.2)
Mix	N/A	-
Productivity	N/A	0.6
Other	-	-
2013	$18.2	$3.0

GE 2014 FORM 10-K  46

MD&A	SEGMENT OPERATIONS | TRANSPORTATION

TRANSPORTATION

BUSINESS OVERVIEW

Leader: Russell Stokes	Headquarters & Operations
 President & CEO, GE Transportation  Over 15 years of service with General Electric
    4% of segment revenues in 2014
    5% of industrial segment revenues
    6% of industrial segment profit
    Headquarters: Chicago, IL
    Serving customers in 60+ countries
    Employees: approximately 13,000

Products & Services
Transportation is a global technology leader and supplier to the railroad, marine, drilling and mining industries. Products and services offered by Transportation include:


Locomotives – we provide freight and passenger locomotives, signaling and communications systems as well as rail services to help solve rail challenges. We manufacture high-horsepower, diesel-electric locomotives including the Evolution Series TM, which meets or exceeds the U.S. Environmental Protection Agency's (EPA) Tier 4 requirements for freight and passenger applications.


Locomotive Services & Solutions – we develop partnerships that support advisory services, parts, integrated software solutions and data analytics. Our comprehensive offerings include tailored service programs, high-quality parts for GE and other locomotive platforms, overhaul, repair and upgrade services, and wreck repair. Our portfolio provides the people, partnerships and leading software to optimize operations and asset utilization.

	Mining – we provide mining equipment and services. The portfolio includes drive systems for off-highway vehicles, mining equipment, mining power and productivity.
	Marine, Stationary & Drilling – we offer motors for land and offshore drilling rigs, marine diesel engines and stationary power diesel engines.

Competition & Regulation

The competitive environment for locomotives and mining equipment and services consists of large global competitors and a number of smaller competitors that compete in a limited-size product range, and or geographic region. North America will be of particular focus for the rail industry in 2015 as the EPA Tier 4 emissions standards are implemented. We are positioned with the only locomotive currently available that meets the Tier 4 standards.
GE 2014 FORM 10-K  47

MD&A	SEGMENT OPERATIONS | TRANSPORTATION

OPERATIONAL OVERVIEW
(Dollars in billions)

2014 GEOGRAPHIC REVENUES: $5.7 BILLION	ORDERS
Equipment Services
2014 SUB-SEGMENT REVENUES	BACKLOG
Equipment Services
EQUIPMENT/SERVICES REVENUES	UNIT SALES
Services Equipment

SIGNIFICANT TRENDS & DEVELOPMENTS

	Rail volume, especially in North America, continues to climb and the number of parked locomotives remains low.

North American locomotives competition remains strong, but GE is positioned with the only locomotive currently available meeting the U.S. EPA's highest (Tier 4) emission standards. We expect U.S. growth to be driven by early demand for Tier 4 locomotives.

	Continued global mining softness has resulted in delayed capital expenditures in the mining industry.
	During the fourth quarter of 2014, we signed an agreement to sell our Signaling business to Alstom for approximately $0.8 billion.
GE 2014 FORM 10-K  48

MD&A	SEGMENT OPERATIONS | TRANSPORTATION

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES & PROFIT	SEGMENT PROFIT MARGIN
-- Revenue -- Profit
COMMENTARY:
2014 – 2013	2013 – 2012

Segment revenues down $0.2 billion (4%) as a result of:
Lower volume ($0.2 billion), primarily in Mining reflecting weakness in the industry, partially offset by an increase in volume in the locomotive services business.

Segment profit down 3% as a result of:
Lower volume, primarily in Mining as discussed above, was partially offset by deflation and cost productivity.

Segment revenues up $0.3 billion (5%) as a result of:
Higher volume ($0.3 billion), due to 2012 acquisitions (primarily Industrea).

Segment profit up $0.1 billion (13%) as a result of:
Material deflation ($0.1 billion), higher volume and productivity.

GE 2014 FORM 10-K  49

MD&A	SEGMENT OPERATIONS | APPLIANCES & LIGHTING

APPLIANCES & LIGHTING

BUSINESS OVERVIEW

Leaders: Chip Blankenship & Maryrose Sylvester	Headquarters & Operations
 President & CEO, Appliances  Over 20 years of service with General Electric  President & CEO, Lighting  Over 25 years of service with General Electric
    5% of segment revenues in 2014
    7% of industrial segment revenues
    2% of industrial segment profit
    Appliances HQ: Louisville, KY
    Lighting HQ: East Cleveland, OH
    Serving customers in 100+ countries
    Employees: approximately 24,000

Products & Services

Appliances & Lighting products, such as major appliances and a subset of lighting products, are primarily directed to consumer applications, while other lighting products are directed towards commercial and industrial applications. We also invest in the development of differentiated, premium products such as energy efficient solutions for both consumers and businesses.


Appliances – sells and services major home appliances including refrigerators, freezers, electric and gas ranges, cooktops, dishwashers, clothes washers and dryers, microwave ovens, room air conditioners, residential water systems for filtration, softening and heating and hybrid water heaters. Our brands include GE Monogram®, GE Café™, GE Profile™, GE®, GE Artistry™, and Hotpoint®. We also manufacture certain products and source finished product and component parts from third-party global manufacturers. A large portion of appliances sales are through a variety of retail outlets for replacement of installed units. Residential building contractors installing units in new construction is the second major U.S. channel. We offer one of the largest original equipment manufacturer (OEM) service organizations in the appliances industry, providing in-home repair and aftermarket parts.


Lighting – manufactures, sources and sells a variety of energy-efficient solutions for commercial, industrial, municipal and consumer applications across the globe, utilizing light-emitting diode (LED), fluorescent, halogen and high-intensity discharge (HID) technologies. In addition to growing our LED breadth, the business is focused on building lighting connected by state-of-the-art software that will unleash a whole new potential for how we light our world. The business sells products under the reveal® and Energy Smart® consumer brands, and Evolve™, GTx™, Immersion™, Infusion™, Lumination™, Albeo™, TriGain™, and Tetra® commercial brands. GE Lighting offers a full range of solutions and services to outfit entire properties with lighting, from ceilings, parking lots, signage, displays, roadways, sports arenas and other areas.

Competition & Regulation

Cost control, including productivity, is key in the highly competitive marketplace in which Appliances & Lighting competes. GE Lighting operates in a complex, global marketplace. Energy regulations impacting traditional lighting technologies are moving demand to energy-saving products that last longer and cost less to operate over time. Evolving these technologies, as well as cost control, is key in the global arena in which the business operates.
GE 2014 FORM 10-K  50

MD&A	SEGMENT OPERATIONS | APPLIANCES & LIGHTING

OPERATIONAL OVERVIEW
(Dollar in billions)

2014 GEOGRAPHIC REVENUES: $8.4 BILLION	2014 SUB-SEGMENT REVENUES

SIGNIFICANT TRENDS & DEVELOPMENTS

 During the third quarter of 2014, GE signed an agreement to sell its Appliances business to Electrolux for $3.3 billion. The transaction has been approved by the boards of directors of GE and Electrolux and remains subject to customary closing conditions and regulatory approvals, and is targeted to close in mid-2015.
 While the demand in the professional non-LED market segment is slowing, there is a strong global shift to energy efficient lighting including continued growth in LED products.

FINANCIAL OVERVIEW

SEGMENT REVENUES & PROFIT	SEGMENT PROFIT MARGIN
- - Revenue - - Profit
COMMENTARY: 2014 – 2013	2013 – 2012

Segment revenues up $0.1 billion (1% ) as a result of:
Higher volume ($0.1 billion) driven by higher sales at Appliances.

Segment profit up $0.1 billion (13%) as a result of:
Improved productivity ($0.1 billion) including the effects of classifying Appliances as a business held for sale in the third quarter of 2014.

Segment revenues up $0.4 billion (5%) as a result of:
Higher volume ($0.4 billion) driven by higher sales at Appliances.

Segment profit up $0.1 billion (23%) as a result of:
Improved productivity ($0.1 billion) and higher prices.

GE 2014 FORM 10-K  51

MD&A	SEGMENT OPERATIONS | GE CAPITAL

GE CAPITAL

BUSINESS OVERVIEW

Leader: Keith Sherin	Headquarters & Operations
 Vice Chairman GE, and Chairman & CEO, GE Capital  Over 30 years of service with General Electric	 28% of segment revenues in 2014  Headquarters: Norwalk, CT  Serving customers in 70+ countries  Employees: approximately 47,000
Products & Services

GE Capital businesses offer a broad range of financial services and products worldwide for businesses of all sizes. Services include commercial loans and leases, fleet management, financial programs, credit cards, personal loans and other financial services. GE Capital also develops strategic partnerships and joint ventures that utilize GE's industry-specific expertise in aviation, energy, infrastructure and healthcare to capitalize on market-specific opportunities. Products and services are offered through the following businesses:


Commercial Lending and Leasing (CLL) – has particular mid-market expertise, and primarily offers secured commercial loans, equipment financing and other financial services to companies across a wide range of industries including construction, retail, manufacturing, transportation, media, communications, technology and healthcare. Equipment financing activities include industrial, medical, fleet vehicles, construction, office imaging and many other equipment types.


Consumer – offers a full range of financial products including private-label credit cards; personal loans; bank cards; auto loans and leases; mortgages; debt consolidation; home equity loans; deposit and other savings products; and small and medium enterprise lending on a global basis.


Real Estate – offers a range of capital and investment solutions, including fixed and floating rate mortgages for new acquisitions or re-capitalizations of commercial real estate worldwide. Our business finances with loan structures; the acquisition, refinancing and renovation of office buildings, apartment buildings, retail facilities, hotels, warehouses and industrial properties.


Energy Financial Services – invests in long-lived, capital intensive energy projects and companies by providing structured equity, debt, leasing, partnership financing, project finance and broad-based commercial finance.


GE Capital Aviation Services (GECAS) – our commercial aircraft financing and leasing business, offers a wide range of aircraft types and financing options, including operating leases and secured debt financing, and also provides productivity solutions including spare engine leasing, airport and airline consulting services, and spare parts financing and management.

Competition & Regulation

The businesses in which we engage are subject to competition from various types of financial institutions, including commercial banks, thrifts, investment banks, broker-dealers, credit unions, leasing companies, consumer loan companies, independent finance companies, finance companies associated with manufacturers and insurance and reinsurance companies.

GECC is a regulated savings and loan holding company under U.S. law, subject to Federal Reserve Board (FRB) supervision. In 2013, the U.S. Financial Stability Oversight Council (FSOC) designated GECC as a nonbank systemically important financial institution (nonbank SIFI) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (See Regulations and Supervision for additional information).
GE 2014 FORM 10-K  52

MD&A	SEGMENT OPERATIONS | GE CAPITAL

OPERATIONAL OVERVIEW
(Dollars in billions)

2014 GEOGRAPHIC REVENUES: $42.7 BILLION	NET INTEREST MARGIN

2014 SUB-SEGMENT REVENUES	TIER 1 COMMON RATIO ESTIMATE*

ENDING NET INVESTMENT, EXCLUDING LIQUIDITY*	DIVIDENDS RETURNED TO PARENT IN 2014
Quarterly Dividends $2.0 billion Special Dividends $1.0 billion Total $3.0 billion

* Non-GAAP Financial Measure
GE 2014 FORM 10-K  53

MD&A	SEGMENT OPERATIONS | GE CAPITAL

SIGNIFICANT TRENDS & DEVELOPMENTS

ENDING NET INVESTMENT

We have communicated our goal of reducing GE Capital's ENI, excluding liquidity, most recently targeting a balance of less than $300 billion. ENI is a metric used by us to measure the total capital we have invested in our financial services business. GE Capital's ENI (excluding liquidity) was $363 billion at December 31, 2014. To achieve this goal, we are more aggressively focusing our businesses on selective financial services products where we have deep domain experience, broad distribution, the ability to earn a consistent return on capital and are competitively advantaged, while managing our overall balance sheet size and risk. We have a strategy of exiting those businesses that are deemed to be non-strategic or that are underperforming. We have completed a number of dispositions in our businesses in the past and will continue to evaluate options going forward.

Accordingly, in the short-term, as we reduce our ENI through exiting non-core businesses, the overall level of our net earnings may be reduced, which potentially could include impairments, restructurings and other non-cash charges. However, over the long-term, we believe that this strategy will improve our long-term performance through higher returns as we will have a larger concentration of assets in our core businesses, as opposed to the underperforming or non-strategic assets we will be exiting; reduce liquidity risk as we pay down outstanding debt and diversify our sources of funding (with less reliance on the global commercial paper markets and an increase in alternative sources of funding such as deposits); and reduce capital requirements while strengthening capital ratios. Additional information about our liquidity and how we manage this risk can be found in the Financial Resources and Liquidity section of this Form 10-K Report.

The actions below are consistent with our strategy of reducing GECC ENI and investing in our core businesses.

OTHER TRENDS & DEVELOPMENTS

	Milestone Aviation – On January 30, 2015, GECAS acquired Milestone Aviation Group, a helicopter leasing business, for approximately $1.8 billion.
	Budapest Bank – During the fourth quarter of 2014, we signed an agreement to sell our consumer finance business Budapest Bank to Hungary's government.

GEMB – Nordic – During the fourth quarter of 2014, we completed the sale of GE Money Bank AB, our consumer finance business in Sweden, Denmark and Norway (GEMB – Nordic) to Santander for proceeds of $2.3 billion.


Synchrony Financial – On August 5, 2014, we completed the initial public offering (IPO) of our North American Retail Finance business, Synchrony Financial, as a first step in a planned, staged exit from that business. Synchrony Financial closed the IPO of 125 million shares of common stock at a price to the public of $23.00 per share and on September 3, 2014, Synchrony Financial issued an additional 3.5 million shares of common stock pursuant to an option granted to the underwriters in the IPO (Underwriters' Option). We received net proceeds from the IPO and the Underwriters' Option of $2.8 billion, which remain at Synchrony Financial. Following the closing of the IPO and the Underwriters' Option, we currently own approximately 85% of Synchrony Financial and as a result, GECC continues to consolidate the business. The 15% is presented as noncontrolling interests. In addition, in August 2014, Synchrony Financial completed issuances of $3.6 billion of senior unsecured debt with maturities up to 10 years and $8.0 billion of unsecured term loans maturing in 2019, and in October 2014 completed issuances of $0.8 billion unsecured term loans maturing in 2019 under the New Bank Term Loan Facility with third party lenders. Subsequent to December 31, 2014 through February 13, 2015, Synchrony Financial issued an additional $1.0 billion of senior unsecured debt maturing in 2020.

We are targeting to complete our exit from Synchrony Financial through a split-off transaction, by making a tax-free distribution of our remaining interest in Synchrony Financial to electing GE stockholders in exchange for shares of GE's common stock. The split-off transaction would be subject to obtaining required bank regulatory approvals. We may also decide to exit by selling or otherwise distributing or disposing of all or a portion of our remaining interest in the Synchrony Financial shares.
GE 2014 FORM 10-K  54

MD&A	SEGMENT OPERATIONS | GE CAPITAL

	Cembra – During the fourth quarter of 2013, we completed the sale of 68.5% of our Swiss consumer finance bank, Cembra Money Bank AG (Cembra), through an IPO.
	CLL Trailer Services – During the fourth quarter of 2013, we also completed the sale of our CLL trailer services business in Europe (CLL Trailer Services).

Consumer – During the fourth quarter of 2013, we completed the sale of our remaining equity interest in the Bank of Ayudhya (Bay Bank). We also committed to sell our consumer banking business in Russia (Consumer Russia) and completed the transaction in the first quarter of 2014.


MetLife Bank – During the first quarter of 2013, we acquired the deposit business of MetLife Bank, N.A., which is an online banking platform with approximately $6.4 billion in U.S. retail deposits that is now part of Synchrony Financial.


Real Estate – During 2013 and 2014, in conjunction with our initiative to increase our overall real estate lending portfolio and reduce our exposure to real estate equity investments, we acquired certain loan portfolios and sold real estate equity investments when economically advantageous for us to do, including the 2013 sale of real estate comprising certain floors located at 30 Rockefeller Center, New York.


Business Property – During 2012, we completed the sale of a portion of our Real Estate Business Properties portfolio (Business Property), including certain commercial loans, the origination and servicing platforms and the servicing rights on loans previously securitized by GECC. The portion that we retained comprises our owner-occupied/credit tenant portfolio.


Consumer Ireland – During 2012, we completed the sale of our consumer mortgage lending business in Ireland (Consumer Ireland) and sold our remaining equity interest in Garanti Bank, which was classified as an available-for-sale security.


U.S. Customer Base – During 2014, GE Capital provided approximately $116 billion of new financings in the U.S. to various companies, infrastructure projects and municipalities. Additionally, we extended approximately $115 billion of credit to approximately 64 million U.S. consumers. GE Capital provided credit to approximately 29,700 new commercial customers and 33,700 new small businesses in the U.S. during 2014, ending the year with outstanding credit to more than 250,000 commercial customers and 220,000 small businesses through retail programs in the U.S.

GE 2014 FORM 10-K  55

MD&A	SEGMENT OPERATIONS | GE CAPITAL

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES & PROFIT(a)

- - Revenue - - Profit
(a)Interest and other financial charges and income taxes are included in determining segment profit for the GE Capital segment.
COMMENTARY: 2014 – 2013

Revenues decreased 3% as a result of the effects of dispositions, organic revenue declines, primarily due to lower ENI, and lower gains, partially offset by lower impairments.

CLL 2014 revenues increased by $0.3 billion, or 2%, as a result of lower impairments ($0.8 billion), partially offset by organic revenue declines ($0.3 billion) and the effects of dispositions ($0.2 billion).


Consumer 2014 revenues decreased by $0.7 billion, or 5%, as a result of lower gains ($0.6 billion) and the effects of dispositions ($0.3 billion), partially offset by organic revenue growth ($0.2 billion) and lower impairments ($0.1 billion).


Real Estate 2014 revenues decreased by $0.9 billion, or 24%, as a result of decreases in net gains on property sales ($0.6 billion) mainly due to the 2013 sale of real estate comprising certain floors located at 30 Rockefeller Center, New York, organic revenue declines ($0.2 billion) and higher impairments ($0.1 billion).


Energy Financial Services 2014 revenues increased by $0.2 billion, or 11% as a result of organic revenue growth ($0.4 billion) and higher gains ($0.1 billion), partially offset by the effects of dispositions ($0.2 billion) and higher impairments ($0.2 billion).

	GECAS 2014 revenues decreased by $0.1 billion, or 2%, as a result of organic revenue declines ($0.2 billion), partially offset by higher gains ($0.1 billion).

Segment profit decreased 12% as a result of the effects of dispositions, core decreases and lower gains, partially offset by lower impairments and lower provisions for losses on financing receivables.

CLL 2014 net earnings increased by $0.3 billion, or 16%, reflecting lower impairments ($0.7 billion) and lower provisions for losses on financing receivables ($0.2 billion), partially offset by core decreases ($0.4 billion) and the effects of dispositions ($0.2 billion).


Consumer 2014 net earnings decreased by $1.3 billion, or 30%, as a result of the effects of dispositions ($0.8 billion) reflecting the 2013 sale of a portion of Cembra and the 2014 sale of GEMB-Nordic, core decreases ($0.5 billion) and lower gains ($0.4 billion) reflecting the 2013 sale of our remaining equity interest in Bay Bank, partially offset by higher provisions for losses on financing receivables ($0.3 billion) and lower impairments ($0.1 billion).


Real Estate 2014 net earnings decreased by $0.7 billion, or 42%, as a result of core decreases ($0.7 billion) including lower tax benefits ($0.4 billion) and lower gains on property sales ($0.3 billion).

GE 2014 FORM 10-K  56

MD&A	SEGMENT OPERATIONS | GE CAPITAL


Energy Financial Services 2014 net earnings decreased slightly as a result of higher impairments ($0.1 billion) and the effects of dispositions ($0.1 billion) offset by core increases ($0.1 billion) and higher gains ($0.1 billion).


GECAS 2014 net earnings increased by $0.2 billion, or 17%, as a result of lower equipment leased to others (ELTO) impairments ($0.2 billion) related to our operating lease portfolio of commercial aircraft, and higher gains, partially offset by core decreases ($0.1 billion).

COMMENTARY: 2013 – 2012

Revenues decreased 3% as a result of organic revenue declines, primarily due to lower ENI, and higher impairments, partially offset by higher gains.

CLL 2013 revenues decreased by $2.1 billion, or 13%, as a result of organic revenue declines ($1.2 billion), primarily due to lower ENI ($0.8 billion), higher impairments ($0.7 billion) and the effects of dispositions ($0.1 billion).


Consumer 2013 revenues increased by $0.4 billion, or 3%, as a result of higher gains ($0.5 billion), the effects of dispositions ($0.3 billion) and the effects of acquisitions ($0.1 billion), partially offset by organic revenue declines ($0.4 billion).


Real Estate 2013 revenues increased  by $0.3 billion, or 7%, as a result of increases in net gains on property sales ($1.1 billion) mainly due to the sale of real estate comprising certain floors located at 30 Rockefeller Center, New York, partially offset by organic revenue declines ($0.7 billion), primarily due to lower ENI ($0.6 billion).


Energy Financial Services 2013 revenues increased slightly, or 1%, as a result of dispositions ($0.1 billion) and organic revenue growth ($0.1 billion), partially offset by lower gains ($0.1 billion) and higher impairments.

	GECAS 2013 revenues increased by $0.1 billion, or 1%, as a result of lower finance lease impairments and higher gains.

Segment profit increased 10% as a result of dispositions, primarily related to the sale of a portion of Cembra through an IPO and higher gains primarily related to the sale of our remaining equity interest in Bay Bank, partially offset by higher impairments and higher provisions for losses on financing receivables.
	CLL 2013 net earnings decreased by $0.4 billion, or 18%, reflecting higher impairments ($0.6 billion), partially offset by the effects of dispositions ($0.1 billion).

Consumer 2013 net earnings increased by $1.1 billion, or 35%, as a result of the sale of a portion of Cembra ($1.2 billion), higher gains ($0.3 billion) related to the sale of Bay Bank and core increases ($0.1 billion). These increases were partially offset by higher provisions for losses on financing receivables ($0.5 billion) reflecting the use of a more granular portfolio segmentation approach, by loss type, in determining the incurred loss period and projected net write-offs over the next 12 months in our installment and revolving credit portfolios.

	Real Estate 2013 net earnings increased favorably as a result of core increases ($0.9 billion) including increases in net gains on property sales ($0.7 billion) and higher tax benefits ($0.3 billion).
	Energy Financial Services 2013 net earnings decreased slightly, or 5%, as a result of lower gains ($0.1 billion), partially offset by core increases and dispositions.

GECAS 2013 net earnings decreased by $0.3 billion, or 27%, as a result of ELTO impairments ($0.3 billion) related to our operating lease portfolio of commercial aircraft, and core decreases, partially offset by higher gains.

For additional information related to GE Capital segment operations, refer to the General Electric Capital Corporation annual report on Form 10-K for the year ended December 31, 2014.
GE 2014 FORM 10-K  57

MD&A	CORPORATE ITEMS AND ELIMINATIONS

GE CORPORATE ITEMS AND ELIMINATIONS

GE Corporate Items and Eliminations is a caption used in the segment table on page 31 to reconcile the aggregated results of our segments to the consolidated results of the Company.  As such, it includes corporate activities and the elimination of inter-segment activities.  Specifically, the GE Corporate Items and Eliminations amounts related to revenues and earnings include the results of disposed businesses (such as NBCU LLC, which we sold in 2013), certain amounts not included in GE industrial operating segment results because they are excluded from measurement of their operating performance for internal and external purposes and the elimination of inter-segment activities.  In addition, the GE Corporate Items and Eliminations amounts related to earnings include certain costs of our principal retirement plans, restructuring and other costs reported in corporate, and the unallocated portion of certain corporate costs (such as research and development spending and costs related to our Global Growth & Operations organization).

REVENUES AND OPERATING PROFIT (COST)

(In millions)	2014	2013	2012

Revenues
NBCU LLC	$-	$1,528	$1,615
Gains (losses) on disposed or held for sale businesses	91	453	186
Eliminations and other	(4,129)	(3,605)	(3,292)
Total Corporate Items and Eliminations	$(4,038)	$(1,624)	$(1,491)

Operating profit (cost)
NBCU LLC	$-	$1,528	$1,615
Gains (losses) on disposed or held for sale businesses	91	447	186
Principal retirement plans(a)	(2,313)	(3,222)	(3,098)
Restructuring and other charges	(1,788)	(1,992)	(732)
Eliminations and other	(2,215)	(2,763)	(2,689)
Total Corporate Items and Eliminations	$(6,225)	$(6,002)	$(4,718)

CORPORATE COSTS

(In millions)	2014	2013	2012

Total Corporate Items and Eliminations	$(6,225)	$(6,002)	$(4,718)
Less non-operating pension cost	(2,120)	(2,624)	(2,132)
Total Corporate costs (operating)*	$(4,105)	$(3,378)	$(2,586)

Less NBCU LLC, restructuring and other, and gains	(1,697)	(17)	1,069
Adjusted total Corporate costs (operating)*	$(2,408)	$(3,361)	$(3,655)

(a)
Included non-operating pension income (cost) for our principal pension plans (non-GAAP) of $(2.1) billion, $(2.6) billion and $(2.1) billion in 2014, 2013 and 2012, respectively, which includes expected return on plan assets, interest costs and non-cash amortization of actuarial gains and losses.

.

*Non-GAAP Financial Measure
GE 2014 FORM 10-K  58

MD&A	CORPORATE ITEMS AND ELIMINATIONS

2014 – 2013 COMMENTARY

Revenues and other income decreased $2.4 billion, primarily a result of:
	$1.5 billion lower revenues and other income related to NBCU LLC, which was disposed of in the first quarter of 2013,
	$0.4 billion of lower gains from disposed businesses, and

$0.5 billion of higher eliminations and other, which was driven by $0.4 billion of higher inter-segment eliminations. Also contributing to the decrease in revenues and other income was a $0.2 billion impairment related to an investment security in 2014 compared with a $0.1 billion impairment of an investment in a Brazilian company in 2013.

Operating costs increased $0.2 billion, primarily as a result of:
	$1.5 billion lower NBCU LLC related income, and
	$0.4 billion of lower gains from disposed businesses.

These increases to operating costs were partially offset by the following:
	$0.9 billion of lower costs of our principal retirement plans,

$0.2 billion of lower restructuring and other charges. Restructuring and other charges in 2014 included $0.2 billion of impairment related to an investment security at Power & Water, $0.1 billion of asset write-offs at a consolidated nuclear joint venture in which we hold a 51% interest at Power & Water and $0.1 billion curtailment loss on the principal retirement plans resulting from our agreement with Electrolux to sell the Appliances business, and


$0.5 billion of lower eliminations and other, which was driven by $0.4 billion of lower corporate costs, which include research and development and functional spending in 2014. In 2013, eliminations and other costs included $0.1 billion impairment of an investment in a Brazilian company.

2013 – 2012 COMMENTARY

Revenues decreased $0.1 billion primarily as a result of:
	$0.1 billion lower revenue and other income related to the operations and disposition of NBCU LLC,

$0.3 billion of higher gains from disposed businesses, which reflects the net effect of $0.5 billion of gains from industrial business dispositions in 2013 compared with a $0.3 billion gain on joint venture formation and a $0.1 billion loss on sale of a plant in 2012, and


$0.3 billion of higher eliminations and other, which reflects a $0.1 billion pre-tax loss related to the impairment of an investment in a Brazilian company and $0.2 billion of lower revenues related to a plant that was sold in 2012.

Operating costs increased $1.3 billion primarily as a result of:
	$0.1 billion of lower NBCU LLC related income,
	$0.1 billion of higher principal retirement plan costs,
	$1.3 billion of higher restructuring and other charges, and
	$0.1 billion of higher eliminations and other, which reflects the $0.1 billion of impairment referred to above.

These increases to operating costs were partially offset by $0.3 billion of higher gains on disposed businesses.
GE 2014 FORM 10-K  59

MD&A	CORPORATE ITEMS AND ELIMINATIONS

COSTS AND GAINS NOT INCLUDED IN SEGMENT RESULTS

As discussed in the "Segment Operations" section within the MD&A of this Form 10-K Report, certain amounts are not included in industrial operating segment results because they are excluded from measurement of their operating performance for internal and external purposes. These amounts are included in GE Corporate Items & Eliminations and may include matters such as charges for restructuring; rationalization and other similar expenses; acquisition costs and related charges; technology and product development cost; certain gains and losses from acquisitions or dispositions; and litigation settlements or other charges, for which responsibility preceded the current management team. The amount of costs and gains not included in segment results follows.

COSTS

(In billions)	2014	2013	2012

Power & Water	$0.6	$0.4	$0.2
Oil & Gas	0.3	0.3	0.1
Energy Management	0.2	0.2	0.2
Aviation	0.3	0.6	0.3
Healthcare	0.5	0.6	0.5
Transportation	-	0.1	0.1
Appliances & Lighting	0.1	0.2	0.1
Total	$2.1	$2.4	$1.5

GAINS

(In billions)	2014	2013	2012

Power & Water(a)	$-	$0.1	$-
Oil & Gas(b)	0.1	0.1	-
Energy Management	-	-	-
Aviation(c)	-	-	0.3
Healthcare(a)	-	0.2	-
Transportation	-	-	-
Appliances & Lighting	-	-	-
Total	$0.1	$0.5	$0.3

(a)	Related to business dispositions.
(b)	Related to business dispositions including a fuel dispenser business disposition in 2014.
(c)	Related to formation of a joint venture.

GE 2014 FORM 10-K  60

MD&A	DISCONTINUED OPERATIONS

DISCONTINUED OPERATIONS

Discontinued operations primarily comprises GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), our CLL trailer services business in Europe (CLL Trailer Services), our Consumer banking business in Russia (Consumer Russia) and our Consumer mortgage lending business in Ireland (Consumer Ireland). All of these operations were previously reported in the GE Capital segment.

Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS

(In millions)	2014	2013	2012

Earnings (loss) from discontinued operations, net of taxes	$(112)	$(2,120)	$(983)

The 2014 loss from discontinued operations, net of taxes, primarily reflected the following:
	$0.2 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC.

2014 losses were partially offset by a $0.1 billion tax benefit related to the extinguishment of our loss-sharing arrangement for excess interest claims associated with the 2008 sale of GE Money Japan.

The 2013 loss from discontinued operations, net of taxes, primarily reflected the following:

$1.6 billion after-tax effect of incremental reserves, primarily related to an agreement to extinguish our loss-sharing arrangement for excess interest claims associated with the 2008 sale of GE Money Japan,

	$0.2 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC, and
	$0.2 billion after-tax loss on the planned disposal of Consumer Russia.

The 2012 loss from discontinued operations, net of taxes, primarily reflected the following:
	$0.6 billion after-tax effect of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan,
	$0.3 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC, and
	$0.2 billion loss (including a $0.1 billion loss on disposal) related to Consumer Ireland.
	2012 losses were partially offset by a $0.1 billion tax benefit related to the resolution with the Internal Revenue Service regarding the tax treatment of the 2007 sale of our Plastics business.

For additional information related to discontinued operations, see Note 2 to the consolidated financial statements in this Form 10-K Report.
GE 2014 FORM 10-K  61

MD&A	OTHER CONSOLIDATED INFORMATION

OTHER CONSOLIDATED INFORMATION

INTEREST AND OTHER FINANCIAL CHARGES

Interest on borrowings and other financial charges amounted to $9.5 billion, $10.1 billion and $12.4 billion in 2014, 2013 and 2012, respectively. Substantially all of our borrowings are in financial services, where interest expense was $8.4 billion, $9.3 billion and $11.6 billion in 2014, 2013 and 2012, respectively. GECC average borrowings declined from 2013 to 2014 and from 2012 to 2013, in line with changes in average GECC assets. Interest rates have decreased over the three-year period primarily attributable to declining global benchmark interest rates. GECC average borrowings were $364.4 billion, $379.5 billion and $420.0 billion in 2014, 2013 and 2012, respectively. The GECC average composite effective interest rate was 2.3% in 2014, 2.4% in 2013 and 2.8% in 2012. In 2014, GECC average assets of $507.2 billion were 3.0% lower than in 2013, which in turn were 7% lower than in 2012. See the "Liquidity and Borrowings" section within the MD&A of this Form 10-K for a discussion of liquidity, borrowings and interest rate risk management.

POSTRETIREMENT BENEFIT PLANS

Postretirement benefit plans costs were $4.8 billion, $6.0 billion and $5.5 billion in 2014, 2013 and 2012, respectively. Costs decreased in 2014 primarily due to the effects of higher discount rates (principal pension plans' discount rate increased from 3.96% at December 31, 2012 to 4.85% at December 31, 2013) and lower loss amortization related to our principal pension plans, partially offset by lower expected investment return on pension plan assets. Costs increased in 2013 primarily due to the continued amortization of 2008 investment losses and the effects of lower discount rates (principal pension plans' discount rate decreased from 4.21% at December 31, 2011 to 3.96% at December 31, 2012).

Postretirement benefit actuarial assumptions are significant inputs to the actuarial models that measure benefit obligations and their related effects on operations:

	Our discount rate for our principal pension plans at December 31, 2014 was 4.02%, which reflected current interest rates.

The Society of Actuaries recently issued new mortality tables projecting longer life expectancies that will result in higher postretirement benefit obligations for U.S. companies. We updated our mortality assumptions at December 31, 2014. The new mortality assumptions increased principal postretirement benefit obligations by approximately $4.6 billion at year end.


Considering the current and target asset allocations, as well as historical and expected returns on various categories of assets in which our plans are invested, we have assumed that the long-term return on our principal pension plan assets will be 7.5% for cost recognition in 2015, compared to 7.5% in 2014 and 8.0% in both 2013 and 2012.

GAAP provides for recognition of differences between assumed and actual experience over a period no longer than the average future service of employees. See the "Critical Accounting Estimates" section within the MD&A of this Form 10-K for additional information.

We expect the costs of our postretirement benefits to increase in 2015 by approximately $0.6 billion as compared to 2014, primarily because of the effects of lower discount rates and new mortality assumptions, which are partially offset by lower loss amortization related to our principal pension plans.

GAAP AND NON-GAAP PENSION COSTS

(In billions)	2014	2013	2012

GAAP principal pension plans' cost	$3.6	$4.4	$3.8
Non-GAAP operating pension costs*	1.5	1.8	1.7

*Non-GAAP Financial Measure

GE 2014 FORM 10-K  62

MD&A	OTHER CONSOLIDATED INFORMATION

Operating earnings include service cost and prior service cost amortization for our principal pension plans as these costs represent expenses associated with employee service. Operating earnings exclude non-operating pension costs/income such as interest cost, expected return on plan assets and non-cash amortization of actuarial gains and losses. We expect operating pension costs for these plans will be about $1.7 billion in 2015. The expected increase in operating pension costs is attributable primarily to the effects of lower discount rates and new mortality assumptions.

The GE Pension Plan was underfunded by $15.8 billion at the end of 2014 as compared to $4.7 billion at December 31, 2013. The GE Supplementary Pension Plan, which is an unfunded plan, had projected benefit obligations (PBO) of $6.6 billion and $5.2 billion at December 31, 2014 and 2013, respectively. Our underfunding at year-end 2014 was significantly higher compared to 2013 primarily due to lower discount rates and new mortality assumptions. The decrease in our principal pension plans' discount rate increased the PBO at year-end 2014 by approximately $7.7 billion. The new mortality assumptions increased our PBO by approximately $4.0 billion at December 31, 2014. Our GE Pension Plan assets were $48.3 billion at the end of both 2014 and 2013 as 2014 investment returns and participant contributions were offset by benefit payments made during the year. Assets of the GE Pension Plan are held in trust, solely for the benefit of Plan participants, and are not available for general company operations.

In August 2014, the U.S. Government enacted the "Highway and Transportation Funding Act "(HATFA), which contained provisions that changed the interest rate methodology used to calculate Employee Retirement Income Security Act (ERISA) minimum pension funding requirements in the U.S. This change reduced our near-term annual cash funding requirements for the GE Pension Plan. We did not contribute to the GE Pension Plan in either 2014 or 2013. On an ERISA basis, our preliminary estimate is that the GE Pension Plan was approximately 104% funded at January 1, 2015. The ERISA funded status is higher than the GAAP funded status primarily because the ERISA prescribed interest rate in HATFA is calculated using an average interest rate. As a result, the ERISA interest rate is higher than the year-end GAAP discount rate. The higher ERISA interest rate lowers pension liabilities for ERISA funding purposes. Our current estimate projects that we will not be required to make minimum pension funding contributions to the GE Pension Plan in 2015 or 2016.

At December 31, 2014, the fair value of assets for our other pension plans was $3.2 billion less than the respective projected benefit obligations. The comparable amount at December 31, 2013, was $2.5 billion. This increase was primarily attributable to lower discount rates, which were partially offset by investment returns. We expect to contribute $0.5 billion to our other pension plans in 2015, as compared to $0.7 billion in both 2014 and 2013.

The unfunded liability for our principal retiree health and life plans was $9.9 billion and $9.0 billion at December 31, 2014 and 2013, respectively. This increase was primarily attributable to the effects of lower discount rates (retiree health and life plans' discount rate decreased from 4.61% at December 31, 2013 to 3.89% at December 31, 2014) and new mortality assumptions, which were partially offset by an amendment to our post-65 retiree health coverage. We fund our retiree health benefits on a pay-as-you-go basis. We expect to contribute $0.5 billion to these plans in 2015 compared with actual contributions of $0.5 billion in both 2014 and 2013.

The funded status of our postretirement benefits plans and future effects on operating results depend primarily on economic conditions and investment performance. For additional information about funded status, components of earnings effects and actuarial assumptions, see Note 12 to the consolidated financial statements in this Form 10-K Report.

INCOME TAXES

Income taxes have a significant effect on our net earnings. As a global commercial enterprise, our tax rates are affected by many factors, including our global mix of earnings, the extent to which those global earnings are indefinitely reinvested outside the United States, legislation, acquisitions, dispositions and tax characteristics of our income. Our tax rates are also affected by tax incentives introduced in the U.S. and other countries in furtherance of policies to encourage and support certain types of activity. Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions.
GE 2014 FORM 10-K  63

MD&A	OTHER CONSOLIDATED INFORMATION

GE and GECC file a consolidated U.S. federal income tax return. This enables GE to use GECC tax deductions and credits to reduce the tax that otherwise would have been payable by GE. The GECC effective tax rate for each period reflects the benefit of these tax reductions in the consolidated return. GE makes cash payments to GECC for these tax reductions at the time GE's tax payments are due.

CONSOLIDATED
(Dollars in billions)

EFFECTIVE TAX RATE (ETR)	PROVISION FOR INCOME TAXES	CASH INCOME TAXES PAID

2014 – 2013 COMMENTARY


The increase in the consolidated provision for income taxes was attributable in part to decreased benefits from lower-taxed global operations including the absence of the 2013 benefits related to the sale of 68.5% of our Swiss consumer finance bank, Cembra Money Bank AG (Cembra), through an IPO, partially offset by the benefits from the 2014 tax efficient disposition of GEMB-Nordic.

	The income tax provision also increased due to the non-repeat of the favorable resolution of audit matters in 2013.
	The higher income tax provision also reflects an increase in income taxed at rates above the average tax rate.

2013 – 2012 COMMENTARY


The decrease in the consolidated provision for income taxes was primarily attributable to an increase in tax benefits on lower-taxed global operations, including the tax benefit on the sale of a portion of Cembra.

	The income tax provision was also lower due to favorable resolution of audit matters and lower income taxed at rates above the average tax rate.
	These decreases were partially offset by the absence of the 2012 benefit attributable to the high tax basis in the entity sold in the Business Property disposition.

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

BENEFITS FROM GLOBAL OPERATIONS

Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed global operations, including the use of global funding structures. There is a benefit from global operations as non-U.S. income is subject to local country tax rates that are significantly below the 35% U.S. statutory rate. These non-U.S. earnings have been
GE 2014 FORM 10-K  64

MD&A	OTHER CONSOLIDATED INFORMATION

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

The most significant portion of these benefits depends on the provision of U.S. law deferring the tax on active financial services income, which, as discussed below, is subject to expiration. A substantial portion of the remaining benefit related to business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate is derived from our GECAS aircraft leasing operations located in Ireland. No other operation in any one country accounts for a material portion of the remaining balance of the benefit.

We expect our ability to benefit from non-U.S. income taxed at less than the U.S. rate to continue, subject to changes in U.S. or foreign law, including the expiration of the U.S. tax law provision deferring tax on active financial services income, as discussed in Note 14 to the consolidated financial statements in this Form 10-K Report. In addition, since this benefit depends on management's intention to indefinitely reinvest amounts outside the U.S., our tax provision will increase to the extent we no longer indefinitely reinvest foreign earnings.

BENEFITS FROM LOWER-TAXED GLOBAL OPERATIONS

(In billions)	2014	2013	2012

Benefit of lower foreign tax rate on indefinitely reinvested non-U.S. earnings	$2.3	$2.5	$1.3
Benefit of audit resolutions	0.1	0.4	0.1
Other	0.8	1.1	0.8
Total	$3.2	$4.0	$2.2

2014 – 2013 COMMENTARY

Our benefits from lower-taxed global operations decreased in 2014 principally because of the absence of the 2013 benefits, previously discussed, on the sale of a portion of Cembra, lower benefits from the realization of prior-year losses and from the resolution of Internal Revenue Service (IRS) audits, partially offset by larger benefits from other indefinitely reinvested earnings including from the 2014 disposition of GEMB-Nordic.

2013 – 2012 COMMENTARY

Our benefits from lower-taxed global operations increased in 2013 principally because of the realization of benefits related to the sale of a portion of Cembra, the realization of benefits for prior-year losses, and the resolution of IRS audits.

OTHER INFORMATION

To the extent global interest rates and non-U.S. operating income increase, we would expect tax benefits to increase, subject to management's intention to indefinitely reinvest those earnings. Included in 2014 is the benefit from the indefinite reinvestment of the eligible earnings from the sale of GEMB-Nordic. Included in 2013 is the benefit from the indefinite reinvestment of the eligible earnings from the sale of a portion of Cembra.

The tax benefit from non-U.S. income taxed at a local country rather than the U.S. statutory tax rate is reported in the caption "Tax on global activities including exports" in the effective tax rate reconciliation in Note 14 to the consolidated financial statements in this Form 10-K Report.

A more detailed analysis of differences between the U.S. federal statutory rate and the consolidated effective rate, as well as other information about our income tax provisions, is provided in the "Critical Accounting Estimates" section within the MD&A and Note 14 to the consolidated financial statements in this Form 10-K Report. The nature of business activities and
GE 2014 FORM 10-K  65

MD&A	OTHER CONSOLIDATED INFORMATION

associated income taxes differ for GE and for GECC; therefore, a separate analysis of each is presented in the paragraphs that follow.

GE EFFECTIVE TAX RATE (EXCLUDING GECC EARNINGS)*
(Dollars in billions)

We believe that the GE effective tax rate and provision for income taxes are best analyzed in relation to GE earnings before income taxes excluding the GECC net earnings from continuing operations, as GE tax expense does not include taxes on GECC earnings. For further information on this calculation, see the "Supplemental Information" section within the MD&A of this Form 10-K.

GE ETR, EXCLUDING GECC EARNINGS*	GE PROVISION (BENEFIT) FOR INCOME TAXES

2014 – 2013 COMMENTARY

	The GE provision for income taxes decreased in 2014 primarily because of increased benefits from lower taxed global operations ($0.8 billion).

That decrease was partially offset by the decrease in the benefit of audit resolutions ($0.3 billion) shown below, an increase in income taxed at rates above the average tax rate ($0.3 billion), and the non-repeat of the 2013 benefit from the enactment of the extension of certain U.S. business credits ($0.1 billion), disclosed above.

2013 – 2012 COMMENTARY

	The GE provision for income taxes decreased in 2013 primarily because of the benefit of audit resolutions ($0.2 billion) shown below.

Resolution of audit matters reduced the GE provision for income taxes by $0.1 billion, $0.4 billion and $0.1 billion in 2014, 2013 and 2012, respectively. The effects of such resolutions are included in the following captions in Note 14 to the consolidated financial statements in this Form 10-K Report.

AUDIT RESOLUTIONS - EFFECT ON GE TAX RATE, EXCLUDING GECC EARNINGS

	2014	2013	2012

Tax on global activities including exports	(0.2)%	(2.4)%	(0.7)%
U.S. business credits	-	(0.6)	-
All other - net	(0.7)	(1.0)	(0.9)
Total	(0.9)%	(4.0)%	(1.6)%

*Non-GAAP Financial Measure

GE 2014 FORM 10-K  66

MD&A	OTHER CONSOLIDATED INFORMATION

GECC EFFECTIVE TAX RATE
(Dollars in billions)

GECC ETR			GECC PROVISION (BENEFIT) FOR INCOME TAXES
2012	2013	2014	2012	2013	2014

2014 – 2013 COMMENTARY

	The increase in GECC provision for income taxes of $1.1 billion was primarily attributable to the absence of the significant tax benefit related to the 2013 sale of a portion of Cembra ($1.0 billion).

The income tax provision also increased due to decreased benefits from lower-taxed global operations including the absence of the 2013 benefits from enactment of the extension of the U.S. tax provision deferring tax on active financial services income ($0.6 billion).

	The increase also reflects higher income taxed at rates above the average rate ($0.1 billion).

The items increasing tax expense were partially offset by the benefits from the tax efficient disposition of GEMB-Nordic ($0.3 billion), which is reported in the caption "Tax on global activities including exports" in the effective tax rate reconciliation in Note 14 to the consolidated financial statements in this Form 10-K Report.

2013 – 2012 COMMENTARY


The decrease in GECC provision for income taxes of $1.5 billion was primarily attributable to increased benefits from lower-taxed global operations ($1.7 billion), including the significant tax benefit related to the sale of a portion of Cembra ($1.0 billion), and the 2013 tax benefits related to the extension of the U.S. tax provision deferring tax on active financial services income ($0.3 billion).


The income tax provision also lower due to benefit from the resolution of the IRS audit of the 2008-2009 tax years and items for other years ($0.1 billion), which is reported partially in the caption "Tax on global activities including exports" and partially in the caption "All other-net" in the effective tax rate reconciliation in Note 14 to the consolidated financial statements in this Form 10-K Report.

	The items lowering the expense were partially offset by the absence of the 2012 benefit attributable to the high tax basis in the entity sold in the Business Property disposition ($0.3 billion).
GE 2014 FORM 10-K  67

MD&A	OTHER CONSOLIDATED INFORMATION

GEOGRAPHIC DATA

Our global activities span all geographic regions and primarily encompass manufacturing for local and export markets, import and sale of products produced in other regions, leasing of aircraft, sourcing for our plants domiciled in other global regions and provision of financial services within these regional economies. Thus, when countries or regions experience currency and/or economic stress, we often have increased exposure to certain risks, but also often have new opportunities that include, among other things, expansion of industrial and financial services activities through purchases of companies or assets at reduced prices and lower U.S. debt financing costs.

Financial results of our non-U.S. activities reported in U.S. dollars are affected by currency exchange. We use a number of techniques to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. Such principal currencies are the euro, the pound sterling, the Canadian dollar, the Japanese yen, the Australian dollar and the Brazilian real.

REVENUES

Revenues are classified according to the region to which products and services are sold. For purposes of this analysis, the U.S. is presented separately from the remainder of the Americas.

GEOGRAPHIC REVENUES

(Dollars in billions)	2014	2013	2012

U.S.	$70.6	$68.6	$70.5
Non-U.S.
Europe	25.3	25.3	26.7
Asia	24.0	25.5	24.4
Americas	13.1	13.1	13.2
Middle East and Africa	15.6	13.5	11.9
Total Non-U.S.	78.0	77.4	76.2
Total	$148.6	$146.0	$146.7

Non-U.S. Revenues as a % of Consolidated Revenues	52%	53%	52%

NON-U.S. REVENUES

				V%
(Dollars in billions)	2014	2013	2012	2014-2013	2013-2012

GE, excluding GECC	$61.4	$59.0	$57.3	4%	3%
GECC	16.6	18.4	19.0	(10)%	(3)%
Total	$78.0	$77.4	$76.2	1%	2%

GE, EXCLUDING GECC, NON-U.S. REVENUES

The increase in GE non-U.S. revenues, excluding GECC, in 2014 was primarily due to increases in growth markets of 15% in Middle East, North Africa and Turkey (MENAT), 29% in sub-Sahara, and 7% in Latin America, partially offset by a decrease of 18% in Australia & New Zealand (ANZ).

The increase in 2013 was primarily due to increases in growth markets of 72% in Algeria, 38% in Sub-Sahara and 7% in China offset by a decrease of 9% in Europe. These revenues as a percentage of GE total revenues, excluding GECC, were 58% in both 2014 and 2013, compared with 57% in 2012.

GE 2014 FORM 10-K  68

MD&A	OTHER CONSOLIDATED INFORMATION

The effects of currency fluctuations on reported results were as follows:
	Decreased revenues by $0.5 billion in 2014, primarily driven by the Brazilian real ($0.2 billion), Canadian dollar ($0.1 billion) and Japanese yen ($0.1 billion).
	Decreased revenues by $0.3 billion in 2013, primarily driven by the Japanese yen ($0.3 billion) and Brazilian real ($0.2 billion), partially offset by the euro ($0.4 billion).
	Decreased revenues by $1.9 billion in 2012, primarily driven by the euro ($1.4 billion) and Brazilian real ($0.2 billion).

The effects of foreign currency fluctuations on earnings were minimal, with no single currency having a significant impact.

GECC NON-U.S. REVENUES

The decreases in GECC non-U.S. revenues in 2014 and 2013 were primarily a result of decreases in Asia and Europe, respectively. Non-U.S. revenues as a percentage of total revenues were 39% in 2014, and 42% in both 2013 and 2012.

The effects of currency fluctuations on reported results were as follows:
	Decreased revenues by $0.3 billion in 2014, primarily driven by the Australian dollar ($0.1 billion), Japanese yen ($0.1 billion), and Canadian dollar ($0.1 billion).
	Decreased revenues by $0.2 billion in 2013, primarily driven by the Japanese yen ($0.2 billion).
	Decreased revenues by $0.7 billion in 2012, primarily driven by the euro ($0.3 billion), Polish zloty ($0.1 billion), Hungarian forint ($0.1 billion) and Czech koruna ($0.1 billion).

The effects of foreign currency fluctuations on earnings were minimal, with no single currency having a significant impact.

ASSETS

We classify certain assets that cannot meaningfully be associated with specific geographic areas as "Other Global" for this purpose.

TOTAL ASSETS (CONTINUING OPERATIONS)

December 31 (In billions)	2014	2013

U.S.	$344.9	$325.4
Non-U.S.
Europe	180.0	195.1
Asia	45.7	51.8
Americas	28.2	32.9
Other Global	48.3	49.0
Total Non-U.S.	302.2	328.8
Total	$647.1	$654.2

The decrease in total assets of non-U.S. operations on a continuing basis reflected declines in Europe, Asia and Americas due to the strengthening of the U.S. dollar against most major currencies, primarily the euro, the pound sterling and the Japanese yen and dispositions at various businesses.
GE 2014 FORM 10-K  69

MD&A	STATEMENT OF FINANCIAL POSITION

STATEMENT OF FINANCIAL POSITION

Because GE and GECC share certain significant elements of their Statements of Financial Position, the following discussion addresses significant captions in the consolidated statement. Within the following discussions, however, we distinguish between GE and GECC activities in order to permit meaningful analysis of each individual consolidating statement.

MAJOR CHANGES IN OUR FINANCIAL POSITION DURING 2014

	GE Cash increased $2.2 billion driven by the following:
-	$15.2 billion of GE cash flows from operating activities
-	$3.0 billion senior unsecured debt issuance
-	$0.6 billion from business dispositions
-	$(8.9) billion dividends to shareowners
-	$(2.2) billion used to buyback treasury stock under our share repurchase program
-	$(2.1) billion used to acquire businesses
For additional information on GE Cash, see the Statement of Cash Flows section within the MD&A of this Form 10-K.

Investment securities increased $3.9 billion reflecting purchases of U.S. government and federal agency securities at Synchrony Financial and higher net unrealized gains in U.S. Corporate and State and Municipal securities driven by lower interest rates in the U.S. See Note 3 to the consolidated financial statements in this Form 10-K Report.

-
Pre-tax, other-than-temporary impairment losses (OTTI) recognized in earnings were $0.4 billion and $0.8 billion in 2014 and 2013, respectively. The 2014 amount primarily relates to other-than temporary impairments on equity securities, corporate debt securities, commercial and residential mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS) and asset-backed securities (ABS). The 2013 amount primarily related to credit losses on corporate debt securities and other-than-temporary impairment on equity securities.

-	Pre-tax, OTTI recognized in accumulated other comprehensive income were insignificant amounts in both 2014 and 2013.
	GECC Financing receivables-net decreased $16.0 billion. See the following Financing Receivables section for additional information.

GE All other assets increased $1.0 billion primarily due to an increase in contract costs and estimated earnings at our Power & Water and Aviation businesses of $1.5 billion, partially offset by the reclassification of Appliances and Signaling balances to assets of businesses held for sale of $0.5 billion.


GECC All other assets decreased $3.5 billion as a result of sales of certain real estate investments of $3.4 billion, a net decrease in equity and cost method investments of $1.5 billion and a net decrease in advances to suppliers of $0.9 billion, partially offset by a net increase in assets held for sale of $2.3 billion.


Deferred income taxes increased $2.3 billion primarily due to an increased deferred tax asset as a result of the increased postretirement benefit liabilities, partially offset by the impact of the adoption of a new accounting standard, which reduced our deferred tax asset balance. See Note 1 to the consolidated financial statements in this Form 10-K Report.


GE borrowings increased $3.0 billion. GE completed issuances of $3.0 billion of senior unsecured debt with maturities up to 30 years and reclassified $2.0 billion of long-term borrowings to short-term borrowings during the year.


GECC borrowings decreased $31.0 billion. GECC had net repayments on these borrowings of $24.9 billion during the year, along with a net $9.1 billion reduction in the balances driven by the strengthening of the U.S. dollar against all major currencies.


Bank deposits increased $9.5 billion primarily due to increases at our banks of $12.6 billion, including Synchrony Financial of $9.2 billion, partially offset by the reclassification of Budapest Bank deposits to liabilities of businesses held for sale of $1.9 billion.

GE 2014 FORM 10-K  70

MD&A	STATEMENT OF FINANCIAL POSITION


GE All other liabilities increased $13.7 billion primarily due to an increase in the postretirement benefit liabilities of $13.9 billion primarily due to lower discount rate and new mortality assumptions. The impact of these changes was the primary driver for the decrease in accumulated other comprehensive income (loss) – benefit plans of $7.3 billion. See Notes 12 and 15 to the consolidated financial statements in this Form 10-K Report.


Accumulated other comprehensive income (loss) – currency translation adjustments decreased $2.6 billion driven by the strengthening U.S. dollar against all major currencies at December 31, 2014 compared with December 31, 2013. This decrease coincides with general decreases in balances of our major asset and liability categories, including: Financing receivables; Property, plant and equipment; Goodwill; Intangible assets; Short-term borrowings and Long-term borrowings.

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

During the first quarter of 2014, we combined our CLL Europe and CLL Asia portfolios into CLL International and we transferred our CLL Other portfolio to the CLL Americas portfolio. During the fourth quarter of 2014, we combined our Consumer Non-U.S. auto portfolio into our Consumer Non-U.S. installment and revolving credit portfolio. Prior-period amounts were reclassified to conform to the current-period presentation.

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

GE 2014 FORM 10-K  71

MD&A	STATEMENT OF FINANCIAL POSITION

Further information on the determination of the allowance for losses on financing receivables and the credit quality and categorization of our financing receivables is provided in the "Critical Accounting Estimates" section within MD&A section and Notes 6 and 27 to the consolidated financial statements in this Form 10-K Report.

FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES

December 31 (Dollars in millions)	2014		2013

Financing receivables	$242,093		$258,207
Nonaccrual receivables	5,225	(a)	7,915
Allowance for losses	5,075		5,178

Nonaccrual financing receivables as a percent of financing receivables	2.2%		3.1%
Allowance for losses as a percent of nonaccrual financing receivables	97.1		65.4
Allowance for losses as a percent of total financing receivables	2.1		2.0

(a)	Of our $5.2 billion of nonaccrual loans at December 31, 2014, $2.7 billion are currently paying in accordance with the contractual terms.

Financing receivables, before allowance for losses, decreased $16.1 billion from December 31, 2013, primarily as a result of the stronger U.S. dollar ($7.7 billion), the reclassification of Budapest Bank to assets of businesses held for sale and the sale of GEMB-Nordic ($5.3 billion), write-offs ($5.1 billion) and transfers to assets held for sale and equipment leased to others ($3.1 billion), partially offset by originations exceeding collections (which includes sales) ($5.7 billion).

Nonaccrual receivables decreased $2.7 billion from December 31, 2013 primarily due to payoffs, collections and write-offs in our Real Estate and CLL portfolios and asset sales and resolutions in Consumer, primarily in our U.K. portfolio.

Allowance for losses decreased $0.1 billion from December 31, 2013. Allowance for losses decreased at Commercial and Real Estate, primarily as a result of write-offs and resolutions. These decreases were offset by increases at Consumer, primarily as a result of an increase in the projected net write-offs over the next 12 months in the U.S. consistent with the growth of related financing receivables, partially offset by the reclassification of Budapest Bank to assets of business held for sale and the sale of GEMB-Nordic. The allowance for losses as a percent of total financing receivables increased from 2.0% at December 31, 2013 to 2.1% at December 31, 2014 reflecting decreases in both the allowance for losses and the overall financing receivables balance as discussed above.

For additional information related to the portfolio of financing receivables, refer to the General Electric Capital Corporation annual report on Form 10-K for the year ended December 31, 2014.

GE 2014 FORM 10-K  72

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

FINANCIAL RESOURCES AND LIQUIDITY

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

GECC's liquidity position is targeted to meet its obligations under both normal and stressed conditions. GECC establishes a funding plan annually that is based on the projected asset size and cash needs of the Company, which, over the past few years, has incorporated our strategy to reduce our ending net investment in GE Capital. GECC relies on a diversified source of funding, including the unsecured term debt markets, the global commercial paper markets, deposits, secured funding, retail funding products, bank borrowings and securitizations to fund its balance sheet. We also rely on cash generated through collection of principal, interest and other payments on our existing portfolio of loans and leases to fund its operating and interest expense costs.

Our 2015 GECC funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of long-term debt ($38.0 billion at December 31, 2014), through issuance of long-term debt and reissuance of commercial paper, cash on hand, dispositions, asset sales, and deposits and other alternative sources of funding. Long-term maturities and early redemptions were $41.3 billion in 2014. Interest on borrowings is primarily repaid through interest earned on existing financing receivables. During 2014, GECC earned interest income on financing receivables of $18.7 billion, which more than offset interest and other financial charges of $8.4 billion.

We maintain a detailed liquidity policy for GECC that requires GECC to maintain a contingency funding plan. The liquidity policy defines GECC's liquidity risk tolerance under different stress scenarios based on its liquidity sources and also establishes procedures to escalate potential issues. We actively monitor GECC's access to funding markets and its liquidity profile through tracking external indicators and testing various stress scenarios. The contingency funding plan provides a framework for handling market disruptions and establishes escalation procedures in the event that such events or circumstances arise.

 GE 2014 FORM 10-K  73

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

LIQUIDITY SOURCES

We maintain liquidity sources that consist of cash and equivalents of $90.2 billion, committed unused credit lines of $44.9 billion and high-quality, liquid investments of $1.2 billion.

CONSOLIDATED CASH AND EQUIVALENTS

December 31 (In billions)	2014		2014

GE(a)	$15.9	U.S.	$29.1
GECC(b)	74.3	Non-U.S.(c)	61.1
Total	$90.2	Total	$90.2

(a)
At December 31, 2014, $2.8 billion of GE cash and equivalents was held in countries with currency controls that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. These funds are available to fund operations and growth in these countries and we do not currently anticipate a need to transfer these funds to the U.S.

(b)	At December 31, 2014, GECC cash and equivalents of about $20.0 billion were in regulated banks and insurance entities and were subject to regulatory restrictions.
(c)
Of this amount at December 31, 2014, $12.2 billion was considered indefinitely reinvested. Indefinitely reinvested cash held outside of the U.S. is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund our needs in the U.S. on a short-term basis through short-term loans, without being subject to U.S. tax. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and the total of all such loans is required to be outstanding for less than 60 days during the year. If we were to repatriate indefinitely reinvested cash held outside the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes.

COMMITTED UNUSED CREDIT LINES

December 31 (In billions)	2014

Revolving credit agreements (exceeding one year)	$25.1
Revolving credit agreements (364-day line)(a)	19.8
Total(b)	$44.9

(a)	Included $19.3 billion that contains a term-out feature that allows us to extend borrowings for two years from the date on which such borrowings would otherwise be due.
(b)
Total committed unused credit lines were extended to us by 50 financial institutions. GECC can borrow up to $44.4 billion under these credit lines. GE can borrow up to $14.2 billion under certain of these credit lines.

FUNDING PLAN

We reduced our GE Capital ENI, excluding liquidity, to $363 billion at December 31, 2014.

During 2014, GE completed issuances of $3.0 billion of senior unsecured debt with maturities up to 30 years. GECC completed issuances of $9.5 billion of senior unsecured debt (excluding securitizations described below) with maturities up to 40 years (and subsequent to December 31, 2014 through February 13, 2015, an additional $8.1 billion). In addition, in August 2014, Synchrony Financial completed issuances of $3.6 billion of senior unsecured debt with maturities up to 10 years and $8.0 billion of unsecured term loans maturing in 2019, and in October 2014 completed issuances of $0.8 billion unsecured term loans maturing in 2019 under the New Bank Term Loan Facility with third party lenders. Subsequent to December 31, 2014 through February 13, 2015, Synchrony Financial issued an additional $1.0 billion of senior unsecured debt maturing in 2020.

COMMERCIAL PAPER

(In billions)	GE	GECC

Average commercial paper borrowings during the fourth quarter of 2014	$8.1	$25.0
Maximum commercial paper borrowings outstanding during the fourth quarter of 2014	10.6	25.1

GE 2014 FORM 10-K  74

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

GECC commercial paper maturities are funded principally through new commercial paper issuances and at GE are substantially repaid before quarter-end using indefinitely reinvested overseas cash, which as discussed above, is available for use in the U.S. on a short-term basis without being subject to U.S. tax.

We securitize financial assets as an alternative source of funding. During 2014, we completed $11.1 billion of non-recourse issuances and $11.3 billion of non-recourse borrowings matured. At December 31, 2014, consolidated non-recourse securitization borrowings were $29.9 billion.

We have nine deposit-taking banks outside of the U.S. and two deposit-taking banks in the U.S. – Synchrony Bank (formerly GE Capital Retail Bank), a Federal Savings Bank (FSB), and GE Capital Bank, an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) in maturity terms up to 10 years.

ALTERNATIVE FUNDING

(In billions)

Total alternative funding at December 31, 2013	$107.5
Total alternative funding at December 31, 2014	117.8
Bank deposits	62.8
Non-recourse securitization borrowings	29.9
Funding secured by real estate, aircraft and other collateral	6.0
GE Interest Plus notes (including $0.1 billion of current long-term debt)	5.6
Bank unsecured	13.5

As a matter of general practice, we routinely evaluate the economic impact of calling debt instruments where GECC has the right to exercise a call. In determining whether to call debt, we consider the economic benefit to GECC of calling debt, the effect of calling debt on GECC's liquidity profile and other factors. During 2014, we called $0.4 billion of long-term debt.

EXCHANGE RATE AND INTEREST RATE RISKS

Exchange rate and interest rate risks are managed with a variety of techniques, including match funding and selective use of derivatives. We use derivatives to mitigate or eliminate certain financial and market risks because we conduct business in diverse markets around the world and local funding is not always efficient. In addition, we use derivatives to adjust the debt we are issuing to match the fixed or floating nature of the assets we are originating. We apply strict policies to manage each of these risks, including prohibitions on speculative activities. Following is an analysis of the potential effects of changes in interest rates and currency exchange rates using so-called "shock" tests that seek to model the effects of shifts in rates. Such tests are inherently limited based on the assumptions used (described further below) and should not be viewed as a forecast; actual effects would depend on many variables, including market factors and the composition of the Company's assets and liabilities at that time.


It is our policy to minimize exposure to interest rate changes. We fund our financial investments using debt or a combination of debt and hedging instruments so that the interest rates of our borrowings match the expected interest rate profile on our assets. To test the effectiveness of our hedging actions, we assumed that, on January 1, 2015, interest rates decreased by 100 basis points across the yield curve (a "parallel shift" in that curve) and further assumed that the decrease remained in place for the next 12 months. Based on the year-end 2014 portfolio and holding all other assumptions constant, we estimated that our consolidated net earnings for the next 12 months, starting in January 2015, would decline by less than $0.1 billion as a result of this parallel shift in the yield curve.

GE 2014 FORM 10-K  75

MD&A	FINANCIAL RESOURCES AND LIQUIDITY


It is our policy to minimize currency exposures and to conduct operations either within functional currencies or using the protection of hedge strategies. We analyzed year-end 2014 consolidated currency exposures, including derivatives designated and effective as hedges, to identify assets and liabilities denominated in other than their relevant functional currencies. For such assets and liabilities, we then evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. This analysis indicated that our 2015 consolidated net earnings would decline by less than $0.1 billion as a result of such a shift in exchange rates. This analysis excludes any translation impact from changes in exchange rates on our financial results.

DEBT AND DERIVATIVE INSTRUMENTS, GUARANTEES AND COVENANTS

CREDIT RATINGS

As of December 31, 2014, GE's and GECC's long-term unsecured debt ratings from Standard and Poor's Ratings Service (S&P) were AA+ with a stable outlook and their short-term funding ratings from S&P were A-1+. We are disclosing these ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Although we currently do not expect a downgrade in the credit ratings, our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the long-term credit ratings of the applicable GE entity were to fall below A-/A3. In certain of these master agreements, the counterparty also has the ability to require termination if the short-term ratings of the applicable GE entity were to fall below A-1/P-1. The net derivative liability after consideration of netting arrangements, outstanding interest payments and collateral posted by us under these master agreements was estimated to be $0.5 billion at December 31, 2014. See Note 22 to the consolidated financial statements in this Form 10-K Report.

Other debt and derivative agreements of consolidated entities include Trinity, which comprises two entities that hold investment securities, the majority of which are investment grade, and were funded by the issuance of guaranteed investment contracts (GICs). These GICs include conditions under which certain holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3 or the short-term credit ratings fall below A-1+/P-1, and are reported in investment contracts, insurance liabilities and insurance annuity benefits. The Trinity assets and liabilities are disclosed in note (a) on our Statement of Financial Position in the consolidated financial statements of this Form 10-K Report. Another consolidated entity also had issued GICs where proceeds are loaned to GECC. These GICs included conditions under which certain holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3. These obligations are included in the caption "long-term borrowings" on our Statement of Financial Position in the consolidated financial statements in this Form 10-K Report. These three consolidated entities ceased issuing GICs in 2010.

GE 2014 FORM 10-K  76

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

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

Under an agreement between GE and GECC, GE will make payments to GECC, constituting additions to pre-tax income under the agreement (which increases equity), to the extent necessary to cause the ratio of earnings to fixed charges of GECC and consolidated affiliates (determined on a consolidated basis) to be not less than 1.10:1 for the period, as a single aggregation, of each GECC fiscal year commencing with fiscal year 1991. GECC's ratio of earnings to fixed charges was 1.84:1 for 2014. No payment for 2014 was required pursuant to this agreement. On February 24, 2015, GE and GECC amended this agreement, effective beginning in 2015, to exclude non-cash charges attributable to goodwill and intangibles (which are excluded from regulatory capital calculations) for purposes of calculating GECC's ratio of earnings to fixed charges. The amended agreement is filed as Exhibit 10(y) hereto and is hereby incorporated by reference.

In addition, in connection with certain subordinated debentures of GECC that may be classified as equity (hybrid debt), during events of default or interest deferral periods under such subordinated debentures, GECC has agreed not to declare or pay any dividends or distributions or make certain other payments with respect to its capital stock, and GE has agreed to promptly return any payments made to GE in violation of this agreement. There were $7.1 billion of such debentures outstanding at December 31, 2014. See Note 10 to the consolidated financial statements in this Form 10-K Report.

GE 2014 FORM 10-K  77

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

STATEMENT OF CASH FLOWS – OVERVIEW FROM 2012 THROUGH 2014

CONSOLIDATED CASH FLOWS

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

GE CASH FLOWS

OPERATING CASH FLOWS			INVESTING CASH FLOWS			FINANCING CASH FLOWS

2012	2013	2014	2012	2013	2014	2012	2013	2014

With respect to GE CFOA, we believe that it is useful to supplement our GE Statement of Cash Flows and to examine in a broader context the business activities that provide and require cash.

The most significant source of cash in GE CFOA is customer-related activities, the largest of which is collecting cash resulting from product or services sales. See the Intercompany Transactions and Eliminations section for information related to transactions between GE and GECC. The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services. Dividends from GECC, including special dividends, represent the distribution of a portion of GECC retained earnings, and are distinct from cash from continuing operations within the financial services businesses. The amounts included in GE CFOA are the total dividends, including special dividends from excess capital.

GE 2014 FORM 10-K  78

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

2014–2013 COMMENTARY

GE cash from operating activities increased $0.9 billion primarily due to the following:

An increase of operating cash collections of $4.9 billion to $109.7 billion in 2014. This increase is consistent with comparable GE segment revenue increases from sales of goods and services and higher collections on current receivables. These increases were partially offset by a decrease in progress collections.


This increase is partially offset by an increase of operating cash payments of $1.0 billion to $97.5 billion in 2014 consistent with cost and expense increases, which was partially offset by the non-recurrence of payments made in 2013, including NBCU LLC deal-related tax payments, and payouts under our long-term incentive plan.

	Further, GECC paid dividends totaling $3.0 billion and $6.0 billion to GE, including special dividends of $1.0 billion and $4.1 billion in 2014 and 2013, respectively.

GE cash used for investing activities was $5.9 billion in 2014, compared with cash from investing activities of $4.8 billion in 2013, a decrease of $10.7 billion primarily due to the following:
	2013 proceeds of $16.7 billion from the sale of our remaining 49% common equity interest in NBCU LLC to Comcast Corporation.

This was partially offset by lower business acquisition activity of $5.9 billion primarily driven by the 2014 acquisitions of Thermo Fisher for $1.1 billion, Cameron's Reciprocating Compression Division for $0.6 billion, and API for $0.3 billion compared with the 2013 acquisitions of Avio for $4.4 billion and Lufkin for $3.3 billion.

GE cash used for financing activities decreased $14.2 billion primarily due to the following:
	A decrease in net repurchases of GE shares for treasury in accordance with our share repurchase program of $8.1 billion.
	The 2013 repayment of $5.0 billion of GE unsecured notes compared with the issuance of $3.0 billion of unsecured notes in 2014.
	These decreases were partially offset by an increase in the dividends paid to shareowners of $1.0 billion.

2013–2012 COMMENTARY

GE cash from operating activities decreased $3.5 billion primarily due to the following:

A decrease of operating cash collections of $0.6 billion to $104.8 billion in 2013. The decrease is consistent with a decrease in collections on long-term contracts and increases in current receivables, partially offset by increased progress collections and improved segment revenues.


GE operating cash payments increased by $2.5 billion to $96.5 billion in 2013. The increase is consistent with NBCU deal-related tax payments and payouts under our long-term incentive plan, partially offset by the non-recurrence of principal pension plan funding in 2012.

	Additionally, GECC paid dividends totaling $6.0 billion and $6.4 billion to GE, including special dividends of $4.1 billion and $4.5 billion in 2013 and 2012, respectively.

GE cash from investing activities of $4.8 billion in 2013, compared with cash used for investing activities of $5.4 billion in 2012, an increase of $10.2 billion primarily due to the following:
	2013 proceeds of $16.7 billion from the sale of our remaining 49% common equity interest in NBCU LLC to Comcast.
	This was partially offset by the 2013 acquisitions of Avio for $4.4 billion and Lufkin for $3.3 billion.

GE cash used for financing activities increased $15.6 billion primarily due to the following:
	The 2013 repayment of $5.0 billion of GE unsecured notes compared with an issuance of $7.0 billion of unsecured notes in 2012.
	An increase in net repurchases of GE shares for treasury in accordance with our share repurchase program of $5.1 billion.
	An increase in dividends paid to shareowners of $0.6 billion in 2013.

GE 2014 FORM 10-K  79

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

GECC CASH FLOWS

OPERATING CASH FLOWS			INVESTING CASH FLOWS			FINANCING CASH FLOWS

2012	2013	2014	2012	2013	2014	2012	2013	2014

2014–2013 COMMENTARY

GECC cash from operating activities decreased $2.1 billion primarily due to the following:
	A net decrease in tax activity of $3.9 billion driven by net tax payments in 2014 compared with net tax refunds in 2013.
	A decrease in cash generated from lower net earnings from continuing operations of $0.9 billion.
	These decreases were partially offset by a $3.0 billion increase in net cash collateral activity with counterparties on derivative contracts.

GECC cash used for investing activities was $0.8 billion in 2014, compared with cash from investing activities of $23.4 billion in 2013, a decrease of $24.2 billion primarily due to the following:

A net decrease in financing receivables activity of $9.3 billion driven by net originations of financing receivables in 2014 of $5.7 billion, compared with net collections (which includes sales) of financing receivables of $3.6 billion in 2013.

	The 2013 acquisition of MetLife Bank, N.A., resulting in net cash provided of $6.4 billion.
	Lower proceeds from sales of real estate properties of $4.8 billion.
	A net decrease in investment securities activity of $2.8 billion driven by net purchases of $1.1 billion in 2014, compared with net sales of $1.7 billion in 2013.

GECC cash used for financing activities decreased $15.8 billion primarily due to the following:
	A net increase in deposits at our banks of $11.1 billion.
	Lower dividends paid to GE driven by dividends totaling $3.0 billion and $6.0 billion, including special dividends of $1.0 billion and $4.1 billion in 2014 and 2013, respectively.
	2014 proceeds received from the initial public offering of Synchrony Financial of $2.8 billion.

GE 2014 FORM 10-K  80

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

2013–2012 COMMENTARY

GECC cash from operating activities decreased $1.9 billion primarily due to the following:
	A decrease in net cash collateral activity with counterparties on derivative contracts of $5.2 billion.

This decrease was partially offset by an increase in net tax activity of $2.5 billion driven by net tax refunds in 2013, compared with net tax payments in 2012 and increased cash generated from higher net earnings from continuing operations of $0.9 billion.

GECC cash from investing activities increased $8.7 billion primarily due to the following:
	Higher proceeds from sales of real estate properties of $7.3 billion.
	The 2013 acquisition of MetLife Bank, N.A., resulting in net cash provided of $6.4 billion.
	Lower net loan repayments from our equity method investments of $4.9 billion.
	Lower collections (which includes sales) exceeding originations of financing receivables of $1.9 billion.

GECC cash used for financing activities decreased $23.0 billion primarily due to the following:
	Lower net repayments of borrowings, consisting primarily of net reductions in long-term borrowings and commercial paper of $24.0 billion.
	Lower redemptions of guaranteed investment contracts of $2.3 billion.

Beginning in the second quarter of 2012, GECC restarted its dividend to GE. GECC paid dividends totaling $6.0 billion and $6.4 billion to GE, including special dividends of $4.1 billion and $4.5 billion in 2013 and 2012, respectively.

	These decreases were partially offset by lower proceeds from the issuance of preferred stock of $3.0 billion.

INTERCOMPANY TRANSACTIONS AND ELIMINATIONS

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

GE sells customer receivables to GECC in part to fund the growth of our industrial businesses. These transactions can result in cash generation or cash use. During any given period, GE receives cash from the sale of receivables to GECC. It also foregoes collection of cash on receivables sold. The incremental amount of cash received from sales of receivables in excess of the cash GE would have otherwise collected had those receivables not been sold, represents the cash generated or used in the period relating to this activity. The incremental cash generated in GE CFOA from selling these receivables to GECC increased GE's CFOA by $2.2 billion, $0.1 billion and $1.9 billion in 2014, 2013 and 2012, respectively.

See Note 26 to the consolidated financial statements in this Form 10-K Report for additional information about the eliminations of intercompany transactions between GE and GECC.

 GE 2014 FORM 10-K  81

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

CONTRACTUAL OBLIGATIONS

As defined by reporting regulations, our contractual obligations for future payments as of December 31, 2014, follow.

	Payments due by period
					2020 and
(In billions)	Total	2015	2016-2017	2018-2019	thereafter

Borrowings and bank deposits (Note 10)	$365.0	$118.9	$93.6	$51.8	$100.7
Interest on borrowings and bank deposits	83.6	8.2	13.1	10.6	51.7
Purchase obligations(a)(b)	55.7	27.6	9.5	9.0	9.6
Insurance liabilities (Note 11)(c)	12.6	1.3	2.2	1.6	7.5
Operating lease obligations (Note 19)	4.1	0.8	1.3	0.9	1.1
Other liabilities(d)	84.2	17.1	7.8	6.9	52.4
Contractual obligations of discontinued operations(e)	1.2	1.2	-	-	-

(a)	Included all take-or-pay arrangements, capital expenditures, contractual commitments to purchase equipment that will be leased to others, contractual commitments related to factoring agreements, software acquisition/license commitments, contractual minimum programming commitments and any contractually required cash payments for acquisitions.
(b)	Excluded funding commitments entered into in the ordinary course of business by our financial services businesses. Further information on these commitments and other guarantees is provided in Note 24 to the consolidated financial statements in this Form 10-K Report.
(c)	Included contracts with reasonably determinable cash flows such as structured settlements, guaranteed investment contracts, and certain property and casualty contracts, and excluded long-term care, variable annuity and other life insurance contracts.
(d)	Included an estimate of future expected funding requirements related to our postretirement benefit plans and included liabilities for unrecognized tax benefits. Because their future cash outflows are uncertain, the following non-current liabilities are excluded from the table above: deferred taxes, derivatives, deferred revenue and other sundry items. For further information on certain of these items, see Notes 14 and 22 to the consolidated financial statements in this Form 10-K Report.

(e)	Included payments for other liabilities.

GE 2014 FORM 10-K  82

MD&A	EXPOSURES

EXPOSURES

GECC SELECTED EUROPEAN EXPOSURES

At December 31, 2014, we had $65.4 billion in financing receivables to consumer and commercial customers in Europe. The GECC financing receivables portfolio in Europe is well diversified across European geographies and customers. Approximately 92% of the portfolio is secured by collateral and represents approximately 500,000 commercial customers. Several European countries, including Spain, Portugal, Ireland, Italy, Greece and Hungary (focus countries), have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The carrying value of GECC funded exposures in these focus countries and in the rest of Europe comprised the following at December 31, 2014.

							Rest of	Total
December 31, 2014 (In millions)	Spain	Portugal	Ireland	Italy	Greece	Hungary	Europe	Europe

Financing receivables, before allowance
for losses on financing receivables	$1,290	$206	$401	$6,089	$3	$491	$57,800	$66,280
Allowance for losses on
financing receivables	(72)	(16)	(41)	(149)	-	-	(616)	(894)

Financing receivables, net of allowance
for losses on financing receivables(a)(b)	1,218	190	360	5,940	3	491	57,184	65,386
Investments(c)(d)	3	-	-	411	-	-	1,707	2,121
Cost and equity method investments(e)	-	-	478	56	32	-	1,579	2,145
Derivatives, net of collateral(c)(f)	2	-	-	49	-	-	220	271
Equipment leased to others (ELTO)(g)	493	210	62	665	230	231	9,840	11,731
Real estate held for investment(g)	539	-	-	385	-	-	3,138	4,062

Total funded exposures(h)(i)(j)	$2,255	$400	$900	$7,506	$265	$722	$73,668	$85,716

Unfunded commitments(j)(k)	$19	$8	$100	$234	$3	$-	$4,450	$4,814

(a)	Financing receivable amounts are classified based on the location or nature of the related obligor.
(b)
Substantially all relates to non-sovereign obligors. Included residential mortgage loans of approximately $24.7 billion before consideration of purchased credit protection. We have third-party mortgage insurance for less than 10% of these residential mortgage loans, which were primarily originated in France and the U.K.

(c)	Investments and derivatives are classified based on the location of the parent of the obligor or issuer.
(d)
Included $0.6 billion related to financial institutions, $0.2 billion related to non-financial institutions and $1.3 billion related to sovereign issuers. Sovereign issuances totaled $0.1 billion related to Italy. We held no investments issued by sovereign entities in the other focus countries.

(e)	Substantially all is non-sovereign.
(f)	Net of cash collateral; entire amount is non-sovereign.
(g)
These assets are held under long-term investment and operating strategies, and our ELTO strategies contemplate an ability to redeploy assets under lease should default by the lessee occur. The values of these assets could be subject to decline or impairment in the current environment.

(h)
Excluded $33.7 billion of cash and equivalents, which is composed of $25.3 billion of cash on short-term placement with highly rated global financial institutions based in Europe, sovereign central banks and agencies or supranational entities, of which $1.1 billion is in focus countries, and $8.4 billion of cash and equivalents placed with highly rated European financial institutions on a short-term basis, secured by U.S. Treasury securities ($4.1 billion) and sovereign bonds of non-focus countries ($4.3 billion), where the value of our collateral exceeds the amount of our cash exposure.

(i)
Rest of Europe included $1.9 billion and $0.1 billion of exposure for Russia and Ukraine, respectively, substantially all ELTO and financing receivables related to commercial aircraft in our GECAS portfolio.

(j)	Excludes assets held for sale and unfunded commitments related to Budapest Bank for Hungary.
(k)	Includes ordinary course of business lending commitments, commercial and consumer unused revolving credit lines, inventory financing arrangements and investment commitments.

GE 2014 FORM 10-K  83

MD&A	EXPOSURES

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

VENEZUELA

Our activities related to Venezuela generated revenues of approximately $0.6 billion in 2014, consisting of both exports to and operations within the country. Substantially all of these revenues are denominated in U.S. dollars and euro but we also transact in bolivars for certain businesses.

Determining the appropriate exchange rate for remeasurement of bolivar-denominated monetary assets and liabilities into U.S. dollars continues to be subject to uncertainty. During 2014, Venezuela operated three different exchange mechanisms: CENCOEX (the official exchange mechanism), SICAD1 and SICAD2. In 2014, we became eligible to access the SICAD1 exchange mechanism to settle certain future transactions, including the payment of dividends. In light of this development, we concluded the SICAD1 rate is the most appropriate for measuring a majority of our monetary assets and recorded pre-tax charges of $66 million during 2014. We continued to access CENCOEX for certain of our qualifying imports and measure the associated bolivar-denominated net monetary assets at that rate. In February 2015, the Venezuelan government eliminated SICAD2 and introduced a new open market exchange mechanism (SIMADI). We will reevaluate the determination of the appropriate exchange rates for remeasurement in light of current developments, including the potential for a devaluation of the bolivar. Net monetary assets subject to remeasurement were approximately $78 million at December 31, 2014, including approximately $19 million in bolivar-denominated cash and cash equivalents and approximately $41 million related to a non-consolidated investment.

We also continue to monitor other effects of the economic and operating environment in Venezuela on our activities, including the impact on non-bolivar credit exposures and recoverable amounts of bolivar denominated non-monetary assets.

OIL & GAS INDUSTRY

The recent sharp decline in oil prices and the prospect of lower oil prices has mixed implications for the industries and countries in which we compete. In general, lower oil prices are expected to stimulate growth in oil importing countries while causing negative economic effects in many energy-exporting countries. Certain parts of our Oil & Gas business will experience declines in orders and pricing pressures, while we expect that other parts will be largely unaffected. In response to this uncertain industry outlook, we have implemented cost actions and increased our focus on productivity. We expect that low oil prices will benefit our other businesses through lower direct material and other variable costs as well as through the expected stimulus-effect on growth in the U.S. and in other economies that rely on energy imports, including Europe, Japan, and India.

EMPLOYEE MATTERS

Approximately 16,400 GE manufacturing and service employees in the United States are represented for collective bargaining purposes by one of 11 unions (approximately 82 different locals within such unions). A majority of such employees are represented by union locals that are affiliated with the IUE-CWA, The Industrial Division of the Communication Workers of America, AFL-CIO, CLC. During 2011, we negotiated four-year agreements with most of our U.S. unions. Most of these contracts will terminate in June 2015, and we will be engaged in negotiations to attain new agreements. While results of 2015 union negotiations cannot be predicted, our recent past negotiations have resulted in agreements that increased costs.

GE 2014 FORM 10-K  84

MD&A	CRITICAL ACCOUNTING ESTIMATES

CRITICAL ACCOUNTING ESTIMATES

Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. Many of these estimates include determining fair value. All of these estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their potential effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that the judgments and estimates described below could change, which may result in future impairments of investment securities, goodwill, intangibles and long-lived assets, incremental losses on financing receivables, increases in reserves for contingencies, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other effects. Also see Note 1 to the consolidated financial statements in this Form 10-K Report, which discusses our most significant accounting policies.

LOSSES ON FINANCING RECEIVABLES

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. The method for calculating the best estimate of losses depends on the size, type and risk characteristics of the related financing receivable. Such an estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values (including housing price indices, as applicable), and the present and expected future levels of interest rates. The underlying assumptions, estimates and assessments we use to provide for losses are updated to reflect our view of current conditions and are subject to the regulatory examination process, which can result in changes to our assumptions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that we will experience credit losses that are different from our current estimates. Write-offs in both our consumer and commercial portfolios can also reflect both losses that are incurred subsequent to the beginning of a fiscal year and information becoming available during that fiscal year that may identify further deterioration on exposures existing prior to the beginning of that fiscal year, and for which reserves could not have been previously recognized. Our risk management process includes standards and policies for reviewing major risk exposures and concentrations, and evaluates relevant data either for individual loans or financing leases, or on a portfolio basis, as appropriate.

Further information is provided in the Global Risk Management section and Statement of Financial Position – Financing Receivables section within the MD&A of this Form 10-K, the Asset Impairment section that follows and in Notes 1 and 6 to the consolidated financial statements in this Form 10-K Report.

REVENUE RECOGNITION ON LONG-TERM PRODUCT SERVICES AGREEMENTS

Revenue recognition on long-term product services agreements requires estimates of profits over the multiple-year terms of such agreements, considering factors such as the frequency and extent of future monitoring, maintenance and overhaul events; the amount of personnel, spare parts and other resources required to perform the services; and future billing rate, cost changes and customers' utilization of assets. We routinely review estimates under product services agreements and regularly revise them to adjust for changes in outlook.

GE 2014 FORM 10-K  85

MD&A	CRITICAL ACCOUNTING ESTIMATES

We also regularly assess customer credit risk inherent in the carrying amounts of receivables and contract costs and estimated earnings, including the risk that contractual penalties may not be sufficient to offset our accumulated investment in the event of customer termination. We gain insight into future utilization and cost trends, as well as credit risk, through our knowledge of the installed base of equipment and the close interaction with our customers that comes with supplying critical services and parts over extended periods. Revisions may affect a product services agreement's total estimated profitability resulting in an adjustment of earnings; such adjustments increased earnings by $1.0 billion, $0.3 billion and $0.4 billion in 2014, 2013 and 2012, respectively. We provide for probable losses when they become evident.

Further information is provided in Notes 1 and 9 to the consolidated financial statements in this Form 10-K Report.

ASSET IMPAIRMENT

Asset impairment assessment involves various estimates and assumptions as follows:

INVESTMENTS

We regularly review investment securities for impairment using both quantitative and qualitative criteria. For debt securities, if we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether a credit loss exists, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Quantitative criteria include determining whether there has been an adverse change in expected future cash flows. For equity securities, our criteria include the length of time and magnitude of the amount that each security is in an unrealized loss position. Our other-than-temporary impairment reviews involve our finance, risk and asset management functions as well as the portfolio management and research capabilities of our internal and third-party asset managers. See Note 1 to the consolidated financial statements in this Form 10-K Report, which discusses the determination of fair value of investment securities.

Further information about actual and potential impairment losses is provided in Notes 1, 3 and 9 to the consolidated financial statements in this Form 10-K Report.

LONG-LIVED ASSETS

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset's residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We derive the required undiscounted cash flow estimates from our historical experience and our internal business plans. To determine fair value, we use quoted market prices when available, our internal cash flow estimates discounted at an appropriate interest rate and independent appraisals, as appropriate.

Our operating lease portfolio of commercial aircraft is a significant concentration of assets in GE Capital, and is particularly subject to market fluctuations. Therefore, we test recoverability of each aircraft in our operating lease portfolio at least annually. Additionally, we perform quarterly evaluations in circumstances such as when aircraft are re-leased, current lease terms have changed or a specific lessee's credit standing changes. We consider market conditions, such as global demand for commercial aircraft. Estimates of future rentals and residual values are based on historical experience and information received routinely from independent appraisers. Estimated cash flows from future leases are reduced for expected downtime between leases and for estimated technical costs required to prepare aircraft to be redeployed. Fair value used to measure impairment is based on management's best estimate. In determining its best estimate, management evaluates average current

GE 2014 FORM 10-K  86

MD&A	CRITICAL ACCOUNTING ESTIMATES

market values (obtained from third parties) of similar type and age aircraft, which are adjusted for the attributes of the specific aircraft under lease.

We recognized impairment losses on our operating lease portfolio of commercial aircraft of $0.4 billion and $0.7 billion in 2014 and 2013, respectively. Impairment losses in 2014 primarily related to regional jets and older technology aircraft. The average age of aircraft we impaired in 2014 was 17 years compared with 7 years for our total fleet. Provisions for losses on financing receivables related to commercial aircraft were an insignificant amount for both 2014 and 2013.

Further information on impairment losses and our exposure to the commercial aviation industry is provided in Notes 7 and 24 to the consolidated financial statements in this Form 10-K Report.

REAL ESTATE

We review the estimated value of our commercial real estate investments annually, or more frequently as conditions warrant. The cash flow estimates used for both estimating value and the recoverability analysis are inherently judgmental, and reflect current and projected lease profiles, available industry information about expected trends in rental, occupancy and capitalization rates and expected business plans, which include our estimated holding period for the asset. Our portfolio is diversified, both geographically and by asset type. However, the global real estate market is subject to periodic cycles that can cause significant fluctuations in market values. Based on the most recent valuation estimates available, the carrying value of our Real Estate investments exceeded their estimated value by about $1.2 billion. This amount is subject to variation dependent on the assumptions described above, changes in economic and market conditions and composition of our portfolio, including sales. Commercial real estate valuations have shown signs of improved stability and liquidity in certain markets, primarily in the U.S. and Japan; however, the pace of improvement varies significantly by asset class and market. Accordingly, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in the estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. When we recognize an impairment, the impairment is measured using the estimated fair value of the underlying asset, which is based upon cash flow estimates that reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rents and occupancy and is corroborated by external appraisals. Real Estate recognized pre-tax impairments of $0.3 billion in its real estate held for investment in both 2014 and 2013. Deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized. Furthermore, significant judgment and uncertainty related to forecasted valuation trends, especially in illiquid markets, result in inherent imprecision in real estate value estimates.

Further information is provided in the Risk Management section and in Note 9 to the consolidated financial statements in this Form 10-K Report.

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS

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

GE 2014 FORM 10-K  87

MD&A	CRITICAL ACCOUNTING ESTIMATES

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

During the third quarter of 2014, as noted above, we performed our annual impairment test of goodwill for all of our reporting units. Based on the results of our step one testing, the fair values of each of the GE reporting units exceeded their carrying values; therefore, the second step of the impairment test was not required to be performed for any of our reporting units and no goodwill impairment was recognized.

While all of our reporting units passed step one of our annual impairment testing, we identified one reporting unit for which the fair value was not substantially in excess of its carrying value. Within our Energy Management operating segment, the Power Conversion reporting unit was determined to have a fair value in excess of its carrying value by approximately 10%. The goodwill associated with the Power Conversion reporting unit was $1.5 billion at December 31, 2014, representing approximately 2% of our total goodwill. While the goodwill of the reporting unit is not currently impaired, there could be an impairment in the future as a result of changes in certain estimates and assumptions. For example, the reporting unit's fair value could be adversely affected and result in an impairment of goodwill if actual cash flows are below estimated cash flows, the estimated cash flows are discounted at a higher risk-adjusted rate or market multiples decrease.

As of December 31, 2014, we believe that the goodwill is recoverable for all of the reporting units; however, there can be no assurances that the goodwill will not be impaired in future periods.

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

Further information is provided in Notes 1 and 8 to the consolidated financial statements in this Form 10-K Report.

GE 2014 FORM 10-K  88

MD&A	CRITICAL ACCOUNTING ESTIMATES

PENSION ASSUMPTIONS

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

Our discount rates for principal pension plans at December 31, 2014, 2013 and 2012 were 4.02%, 4.85% and 3.96%, respectively, reflecting market interest rates.

To determine the expected long-term rate of return on pension plan assets, we consider current and target asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future long-term return expectations for our principal benefit plans' assets, we formulate views on the future economic environment, both in the U.S. and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields and spreads, using both internal and external sources. We also take into account expected volatility by asset class and diversification across classes to determine expected overall portfolio results given current and target allocations. Assets in our principal pension plans earned 5.9% in 2014, and had average annual returns of 9.0%, 5.9%, and 8.4% per year in the 5-, 10- and 25-year periods ended December 31, 2014, respectively. The average historical 10- and 25- returns were significantly affected by investment losses in 2008. Based on our analysis of future expectations of asset performance, past return results, and our current and target asset allocations, we have assumed a 7.5% long-term expected return on those assets for cost recognition in 2015 compared to 7.5% in 2014 and 8.0% in 2013 and 2012.

Changes in key assumptions for our principal pension plans would have the following effects.


Discount rate – A 25 basis point increase in discount rate would decrease pension cost in the following year by $0.2 billion and would decrease the pension benefit obligation at year-end by about $2.3 billion.

	Expected return on assets – A 50 basis point decrease in the expected return on assets would increase pension cost in the following year by $0.2 billion.
Further information on our pension plans is provided in the Other Consolidated Information – Postretirement Benefit Plans section of the MD&A and in Note 12 to the consolidated financial statements in this Form 10-K Report.

GE 2014 FORM 10-K  89

MD&A	CRITICAL ACCOUNTING ESTIMATES

INCOME TAXES

Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rate on our global operations. In addition to local country tax laws and regulations, this rate depends on the extent earnings are indefinitely reinvested outside the United States. Indefinite reinvestment is determined by management's judgment about and intentions concerning the future operations of the Company. At December 31, 2014 and 2013, approximately $119 billion and $110 billion of earnings, respectively, have been indefinitely reinvested outside the United States. Most of these earnings have been reinvested in active non-U.S. business operations, and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. We use our historical experience and our short- and long-range business forecasts to provide insight. Further, our global and diversified business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. Amounts recorded for deferred tax assets related to non-U.S. net operating losses, net of valuation allowances, were $5.5 billion at both December 31, 2014 and 2013, including $0.6 billion and $0.8 billion at December 31, 2014 and 2013, respectively, of deferred tax assets, net of valuation allowances, associated with losses reported in discontinued operations, primarily related to our loss on the sale of GE Money Japan. Such year-end 2014 amounts are expected to be fully recoverable within the applicable statutory expiration periods. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

Further information on income taxes is provided in the Other Consolidated Information – Income Taxes section within the MD&A and in Note 14 to the consolidated financial statements in this Form 10-K Report.

DERIVATIVES AND HEDGING

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

Further information about our use of derivatives is provided in Notes 1, 9, 21 and 22 to the consolidated financial statements in this Form 10-K Report.

GE 2014 FORM 10-K  90

MD&A	CRITICAL ACCOUNTING ESTIMATES

FAIR VALUE MEASUREMENTS

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

Further information on fair value measurements is provided in Notes 1, 21 and 22 to the consolidated financial statements in this Form 10-K Report.

OTHER LOSS CONTINGENCIES

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

Further information is provided in Notes 2, 13 and 24 to the consolidated financial statements in this Form 10-K Report.
GE 2014 FORM 10-K  91

MD&A	OTHER ITEMS

OTHER ITEMS

NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. The ASU amends the consolidation guidance for VIEs and general partners' investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect of the ASU on our consolidated financial statements and related disclosures.

ENVIRONMENTAL MATTERS

Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. We are involved in a number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to approximately $0.4 billion in each of the years 2014, 2013 and 2012. We presently expect that such remediation actions will require average annual expenditures of about $0.4 billion in 2015 and $0.3 billion in 2016.

In 2006, we entered into a consent decree with the Environmental Protection Agency (EPA) to dredge PCB-containing sediment from the upper Hudson River. The consent decree provided that the dredging would be performed in two phases. Phase 1 was completed in May through November of 2009. Between Phase 1 and Phase 2 there was an intervening peer review by an independent panel of national experts. The panel evaluated the performance of Phase 1 dredging operations with respect to Phase 1 Engineering Performance Standards and recommended proposed changes to the standards. On December 17, 2010, EPA issued its decision setting forth the final performance standards for Phase 2 of the Hudson River dredging project, incorporating aspects of the recommendations from the independent peer review panel and from GE. In December 2010, we agreed to perform Phase 2 of the project in accordance with the final performance standards set by EPA and increased our reserve by $0.8 billion in the fourth quarter of 2010 to account for the probable and estimable costs of completing Phase 2. In 2012, we completed the first year of Phase 2 dredging and commenced work on planned upgrades to the Hudson River wastewater processing facility. Over the past four years we have dredged 2.2 million cubic yards from the river and, based upon that result and our best professional engineering judgment, we believe that our current reserve continues to reflect our probable and estimable costs for the remainder of Phase 2 of the dredging project.

GE 2014 FORM 10-K  92

MD&A	OTHER ITEMS

RESEARCH AND DEVELOPMENT

(In millions)	2014	2013	2012

Total R&D	$5,273	$5,461	$5,200
Less customer funded R&D (principally the U.S. Government)	(721)	(711)	(680)
Less partner funded R&D	(319)	(107)	(6)
GE funded R&D	$4,233	$4,643	$4,514

Aviation accounts for the largest share of GE's research and development expenditures with funding from both GE and external funds. Power & Water and Healthcare also made significant expenditures funded primarily by GE.

OTHER

We own, or hold licenses to use, numerous patents. New patents are continuously being obtained through our research and development activities as existing patents expire. Patented inventions are used both within the Company and are licensed to others.

GE is a trademark and service mark of General Electric Company.

Because of the diversity of our products and services, as well as the wide geographic dispersion of our production facilities, we use numerous sources for the wide variety of raw materials needed for our operations. We have not been adversely affected by the inability to obtain raw materials.

Sales of goods and services to agencies of the U.S. Government as a percentage of revenues follow.

	2014	2013	2012

Total sales to U.S. Government agencies	3%	3%	3%
Aviation segment defense-related sales	2	2	3

GE 2014 FORM 10-K  93

MD&A	SUPPLEMENTAL INFORMATION

SUPPLEMENTAL INFORMATION

FINANCIAL MEASURES THAT SUPPLEMENT U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES MEASURES (NON-GAAP FINANCIAL MEASURES)

We sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered "non-GAAP financial measures" under U.S. Securities and Exchange Commission rules. Specifically, we have referred, in various sections of this Form 10-K Report, to:

	Operating earnings, operating EPS and operating EPS excluding the effects of the 2011 preferred stock redemption, and Industrial operating earnings
	Industrial segment organic revenue growth
	Industrial cash flows from operating activities (Industrial CFOA) and GE CFOA excluding the effects of NBCU deal-related taxes
	Free cash flow
	Operating and non-operating pension costs (income)
	Average GE shareowners' equity, excluding effects of discontinued operations
	Industrial return on total capital (Industrial ROTC)
	Ratio of adjusted debt to equity at GECC, net of liquidity

GE pre-tax earnings from continuing operations, excluding GECC earnings from continuing operations and the corresponding effective tax rates, and the reconciliation of the U.S. federal statutory income tax rate to GE effective tax rate, excluding GECC earnings

	GE Capital ending net investment (ENI), excluding liquidity
	GECC Tier 1 Common Ratio Estimate
The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

GE 2014 FORM 10-K  94

MD&A	SUPPLEMENTAL INFORMATION

OPERATING EARNINGS, OPERATING EPS AND OPERATING EPS EXCLUDING THE EFFECTS OF THE 2011 PREFERRED STOCK REDEMPTION

(In millions; except earnings per share)	2014	2013	2012	2011	2010

Earnings from continuing operations attributable to GE	$15,345	$15,177	$14,624	$14,122	$12,577
Adjustment (net of tax): non-operating pension costs (income)	1,378	1,705	1,386	688	(204)
Operating earnings	$16,723	$16,882	$16,010	$14,810	$12,373

Earnings per share – diluted(a)
Continuing earnings per share	$1.51	$1.47	$1.38	$1.23	$1.15
Adjustment (net of tax): non-operating pension costs (income)	0.14	0.16	0.13	0.06	(0.02)
Operating earnings per share	1.65	1.64	1.51	1.30	1.13

Adjustment: effects of the 2011 preferred stock redemption	-	-	-	0.08	-
Operating EPS excluding the effects of the 2011
preferred stock redemption	$1.65	$1.64	$1.51	$1.37	$1.13

(a)	Earnings-per-share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.

INDUSTRIAL OPERATING EARNINGS

(Dollars in millions)	2014	2013

Earnings from continuing operations attributable to GE	$15,345	$15,177
Adjustments (net of tax): non-operating pension costs (income)	1,378	1,705
Operating earnings	16,723	16,882

Less GECC earnings from continuing operations attributable to the Company	7,341	8,258
Less effect of GECC preferred stock dividends	(322)	(298)

Operating earnings excluding GECC earnings from continuing operations
and the effect of GECC preferred stock dividends (Industrial operating earnings)	$9,704	$8,922

Industrial operating earnings as a percentage of operating earnings	58%	53%

Operating earnings excludes non-service-related pension costs of our principal pension plans comprising interest cost, expected return on plan assets and amortization of actuarial gains/losses. The service cost, prior service cost and curtailment loss components of our principal pension plans are included in operating earnings. We believe that these components of pension cost better reflect the ongoing service-related costs of providing pension benefits to our employees. As such, we believe that our measure of operating earnings provides management and investors with a useful measure of the operational results of our business. Other components of GAAP pension cost are mainly driven by capital allocation decisions and market performance, and we manage these separately from the operational performance of our businesses. Neither GAAP nor operating pension costs are necessarily indicative of the current or future cash flow requirements related to our pension plan. We also believe that this measure, considered along with the corresponding GAAP measure, provides management and investors with additional information for comparison of our operating results to the operating results of other companies. We believe that presenting operating earnings separately for our industrial businesses also provides management and investors with useful information about the relative size of our industrial and financial services businesses in relation to the total company. We also believe that operating EPS excluding the effects of the $0.8 billion preferred dividend related to the redemption of our preferred stock (calculated as the difference between the carrying value and the redemption value of the preferred stock) is a meaningful measure because it increases the comparability of period-to-period results.

GE 2014 FORM 10-K  95

MD&A	SUPPLEMENTAL INFORMATION

INDUSTRIAL SEGMENT ORGANIC REVENUE GROWTH

(Dollars in millions)	2014	2013	V%

Segment revenues:
Power & Water	$27,564	$24,724
Oil & Gas	18,676	16,975
Energy Management	7,319	7,569
Aviation	23,990	21,911
Healthcare	18,299	18,200
Transportation	5,650	5,885
Appliances & Lighting	8,404	8,338
Industrial segment revenues	109,902	103,602	6%
Less the effects of:
Acquisitions, business dispositions (other than dispositions of businesses acquired
for investment) and currency exchange rates	1,871	2,175
Industrial segment revenues excluding effects of acquisitions, business dispositions
(other than dispositions of businesses acquired for investment) and currency exchange
rates (Industrial segment organic revenues)	$108,031	$101,427	7%

(Dollars in millions)	2013	2012	V%

Segment revenues:
Power & Water	$24,724	$28,299
Oil & Gas	16,975	15,241
Energy Management	7,569	7,412
Aviation	21,911	19,994
Healthcare	18,200	18,290
Transportation	5,885	5,608
Appliances & Lighting	8,338	7,967
Industrial segment revenues	103,602	102,811	1%
Less the effects of:
Acquisitions, business dispositions (other than dispositions of businesses acquired
for investment) and currency exchange rates	1,566	842
Industrial segment revenues excluding effects of acquisitions, business dispositions
(other than dispositions of businesses acquired for investment) and currency exchange
rates (Industrial segment organic revenues)	$102,036	$101,969	-%

Organic revenue growth measures revenue excluding the effects of acquisitions, business dispositions and currency exchange rates. We believe that this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and currency exchange, which activities are subject to volatility and can obscure underlying trends. We also believe that presenting organic revenue growth separately for our industrial businesses provides management and investors with useful information about the trends of our industrial businesses and enables a more direct comparison to other non-financial businesses and companies. Management recognizes that the term "organic revenue growth" may be interpreted differently by other companies and under different circumstances. Although this may have an effect on comparability of absolute percentage growth from company to company, we believe that these measures are useful in assessing trends of the respective businesses or companies and may therefore be a useful tool in assessing period-to-period performance trends.

GE 2014 FORM 10-K  96

MD&A	SUPPLEMENTAL INFORMATION

INDUSTRIAL CASH FLOWS FROM OPERATING ACTIVITIES (INDUSTRIAL CFOA) AND GE CFOA EXCLUDING THE EFFECTS OF NBCU DEAL-RELATED TAXES

(In millions)	2014	2013	2012	2011	2010

Cash from GE's operating activities, as reported	$15,171	$14,255	$17,826	$12,057	$14,746
Less dividends from GECC	3,000	5,985	6,426	-	-
Cash from GE's operating activities, excluding dividends
from GECC (Industrial CFOA)	$12,171	$8,270	$11,400	$12,057	$14,746

Cash from GE's operating activities, as reported	$15,171	$14,255
Adjustment: effects of NBCU deal-related taxes	-	3,184

GE CFOA excluding effects of NBCU deal-related taxes	$15,171	$17,439

We refer to cash generated by our industrial businesses as "Industrial CFOA," which we define as GE's cash from continuing operating activities less the amount of dividends received by GE from GECC. This includes the effects of intercompany transactions, including GE customer receivables sold to GECC; GECC services for trade receivables management and material procurement; buildings and equipment (including automobiles) leased between GE and GECC; information technology (IT) and other services sold to GECC by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GECC from third-party producers for lease to others; and various investments, loans and allocations of GE corporate overhead costs. We believe that investors may find it useful to compare GE's operating cash flows without the effect of GECC dividends, since these dividends are not representative of the operating cash flows of our industrial businesses and can vary from period-to-period based upon the results of the financial services businesses. We also believe that investors may find it useful to compare Industrial CFOA excluding the effects of taxes paid related to the NBCU transaction. Management recognizes that these measures may not be comparable to cash flow results of companies that contain both industrial and financial services businesses, but believes that this comparison is aided by the provision of additional information about the amounts of dividends paid by our financial services business and the separate presentation in our financial statements of the Financial Services (GECC) cash flows. We believe that our measures of Industrial CFOA and CFOA excluding NBCU deal-related taxes provide management and investors with useful measures to compare the capacity of our industrial operations to generate operating cash flows with the operating cash flows of other non-financial businesses and companies and as such provide useful measures to supplement the reported GAAP CFOA measure.

FREE CASH FLOW

(Dollars in millions)	2014	2013	V%

Cash from GE's operating activities (continuing operations)	$15,171	$14,255	6%
Less GE additions to property, plant and equipment	3,970	3,680
Free cash flow	11,201	10,575	6%

We define free cash flow as GE's cash from operating activities (continuing operations) less GE additions to property, plant and equipment, which are included in cash flows from investing activities. We believe that free cash flow is a useful financial metric to assess our ability to pursue opportunities to enhance our growth. We also believe that presenting free cash flow separately for our industrial businesses provides management and investors with useful information about the trends of our industrial businesses and enables a more direct comparison to other non-financial businesses and companies. Management recognizes that the term free cash flow may be interpreted differently by other companies and under different circumstances. Although this may have an effect on comparability of absolute percentage growth from company to company, we believe that these measures are useful in assessing trends of the respective businesses or companies and may therefore be a useful tool in assessing period-to-period performance trends.

GE 2014 FORM 10-K  97

MD&A	SUPPLEMENTAL INFORMATION

OPERATING AND NON-OPERATING PENSION COSTS (INCOME)

(In millions)	2014	2013	2012

Service cost for benefits earned	$1,205	$1,535	$1,387
Prior service cost amortization	214	246	279
Curtailment loss	65	-	-
Operating pension costs	1,484	1,781	1,666

Expected return on plan assets	(3,190)	(3,500)	(3,768)
Interest cost on benefit obligations	2,745	2,460	2,479
Net actuarial loss amortization	2,565	3,664	3,421
Non-operating pension costs (income)	2,120	2,624	2,132
Total principal pension plans costs	$3,604	$4,405	$3,798

We have provided the operating and non-operating components of cost for our principal pension plans. Operating pension costs comprise the service cost of benefits earned, prior service cost amortization and curtailment loss for our principal pension plans. Non-operating pension costs (income) comprise the expected return on plan assets, interest cost on benefit obligations and net actuarial loss amortization for our principal pension plans. We believe that the operating components of pension costs better reflects the ongoing service-related costs of providing pension benefits to our employees. We believe that the operating and non-operating components of cost for our principal pension plans, considered along with the corresponding GAAP measure, provide management and investors with additional information for comparison of our pension plan costs and operating results with the pension plan costs and operating results of other companies.

AVERAGE GE SHAREOWNERS' EQUITY, EXCLUDING EFFECTS OF DISCONTINUED OPERATIONS(a)

December 31 (In millions)	2014	2013	2012	2011	2010

Average GE shareowners' equity(a)	$131,914	$124,501	$120,411	$122,289	$116,179
Less the effects of the average net investment
in discontinued operations	(167)	(167)	(478)	4,924	13,819
Average GE shareowners' equity, excluding
effects of discontinued operations(b)	$132,081	$124,668	$120,889	$117,365	$102,360

(a)	On an annual basis, calculated using a five-point average.
(b)	Used for computing return on average GE shareowners' equity and return on average total capital invested (ROTC).

Our ROTC calculation excludes earnings (losses) of discontinued operations from the numerator because GAAP requires us to display those earnings (losses) in the Statement of Earnings. Our calculation of average GE shareowners' equity may not be directly comparable to similarly titled measures reported by other companies. We believe that it is a clearer way to measure the ongoing trend in return on total capital for the continuing operations of our businesses given the extent that discontinued operations have affected our reported results. We believe that this results in a more relevant measure for management and investors to evaluate performance of our continuing operations, on a consistent basis, and to evaluate and compare the performance of our continuing operations with the ongoing operations of other businesses and companies.

Definitions indicating how the above-named ratios are calculated using average GE shareowners' equity, excluding effects of discontinued operations, can be found in the Glossary.

GE 2014 FORM 10-K  98

MD&A	SUPPLEMENTAL INFORMATION

INDUSTRIAL RETURN ON TOTAL CAPITAL (INDUSTRIAL ROTC)

December 31 (In millions)	2014	2013

Earnings from continuing operations	$15,457	$15,475
Less GECC earnings from continuing operations	7,503	8,311
Plus GE after-tax interest(a)	1,026	866
Adjusted Industrial return	$8,980	$8,030

Average GE shareholders' equity, excluding effects of discontinued operations(b)	$132,081	$124,668
Less average GECC shareholders' equity, excluding effects of discontinued operations(b)	85,403	83,450
Average Industrial shareholders' equity, excluding effects of discontinued operations	46,678	41,218
Plus average debt (b)	15,770	13,665
Plus other, net(c)	1,743	1,367
Adjusted Industrial capital	$64,191	$56,250

Industrial ROTC	14.0%	14.3%

(a)	GE interest at a 35% tax rate.
(b)	On an annual basis, calculated using a five-point average.
(c)	Includes average noncontrolling interests, calculated using a five-point average partially offset by the estimated value of assets held by GE to support GECC.

Our Industrial ROTC calculation excludes earnings (losses) of discontinued operations from the numerator.  We believe that this is a clearer way to measure the ongoing trend in return on Industrial capital for the continuing operations of the business to the extent that discontinued operations have affected our reported results. Our Industrial shareowners' equity used in the denominator is adjusted for debt, noncontrolling interests and the estimated value of assets held by the GE parent to support GECC. We believe that these adjustments provide a more meaningful denominator in measuring the return on our industrial businesses. Industrial ROTC was 14.0% in 2014 versus 14.3% in 2013. In 2014, a 12% increase in the adjusted Industrial return was more than offset by a 14% increase in the adjusted Industrial capital. This increase in capital was principally driven by an increase in year-end 2013 discount rates, which reduced the pension deficit. Our calculation of the return on Industrial capital may not be directly comparable to similarly titled measures reported by other companies. We believe that the adjustments described above result in a more relevant measure for management and investors to evaluate performance of our Industrial continuing operations, on a consistent basis, and to evaluate and compare the performance of our Industrial continuing operations with the continuing operations of other businesses and companies.

GE 2014 FORM 10-K  99

MD&A	SUPPLEMENTAL INFORMATION

RATIO OF ADJUSTED DEBT TO EQUITY AT GECC, NET OF LIQUIDITY

December 31 (Dollars in millions)	2014	2013	2012	2011	2010	2008

GECC debt	$349,548	$371,062	$397,039	$442,830	$470,363	$512,744
Add debt of businesses held for sale
and discontinued operations	2,366	316	403	527	575	1,859
Adjusted GECC debt	351,914	371,378	397,442	443,357	470,938	514,603
Less liquidity(a)	75,544	74,873	61,853	76,641	60,231	37,677
Less cash of businesses held for
sale and discontinued operations	808	236	265	332	222	24
	$275,562	$296,269	$335,324	$366,384	$410,485	$476,902

GECC equity	$87,499	$82,694	$81,890	$77,110	$68,984	$53,279

Ratio	3.15:1	3.58:1	4.09:1	4.75:1	5.95:1	8.95:1

(a)	Liquidity includes cash and equivalents and $1.2 billion of debt obligations of the U.S Treasury at December 31, 2014.

We have provided the GECC ratio of debt to equity on a basis that reflects the use of liquidity as a reduction of debt. For purposes of this ratio, we have also adjusted cash and debt balances to include amounts classified as assets and liabilities of businesses held for sale and discontinued operations. We believe that this is a useful comparison to a GAAP-based ratio of debt to equity because liquidity balances may be used to reduce debt. The usefulness of this supplemental measure may be limited, however, as the total amount of liquidity at any point in time may be different than the amount that could practically be applied to reduce outstanding debt. Despite this potential limitation, we believe that this measure, considered along with the corresponding GAAP measure, provides investors with additional information that may be more comparable to other financial institutions and businesses.

GE 2014 FORM 10-K  100

MD&A	SUPPLEMENTAL INFORMATION

GE PRE-TAX EARNINGS FROM CONTINUING OPERATIONS, EXCLUDING GECC EARNINGS FROM CONTINUING
OPERATIONS AND THE CORRESPONDING EFFECTIVE TAX RATES

(Dollars in millions)	2014	2013	2012

GE earnings from continuing operations before income taxes	$16,929	$17,090	$16,797
Less GECC earnings from continuing operations attributable to the Company	7,341	8,258	7,345
Total	$9,588	$8,832	$9,452

GE provision for income taxes	$1,634	$1,668	$2,013
GE effective tax rate, excluding GECC earnings	17.0%	18.9%	21.3%

RECONCILIATION OF U.S. FEDERAL STATUTORY INCOME TAX RATE TO GE EFFECTIVE TAX RATE, EXCLUDING GECC EARNINGS

	2014	2013	2012

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Reduction in rate resulting from
Tax on global activities including exports	(13.9)	(7.9)	(7.6)
U.S. business credits	(1.1)	(2.8)	(1.2)
All other – net	(3.0)	(5.4)	(4.9)
	(18.0)	(16.1)	(13.7)
GE effective tax rate, excluding GECC earnings	17.0%	18.9%	21.3%

We believe that the GE effective tax rate is best analyzed in relation to GE earnings before income taxes excluding the GECC net earnings from continuing operations, as GE tax expense does not include taxes on GECC earnings. Management believes that in addition to the Consolidated and GECC tax rates shown in Note 14 to the consolidated financial statements in this Form 10-K Report, this supplemental measure provides investors with useful information as it presents the GE effective tax rate that can be used in comparing the GE results to other non-financial services businesses.

GE 2014 FORM 10-K  101

MD&A	SUPPLEMENTAL INFORMATION

GE CAPITAL ENDING NET INVESTMENT (ENI), EXCLUDING LIQUIDITY

December 31 (In billions)	2014	2013	2008(a)

Financial Services (GECC) total assets	$494.0	$512.0	$661.0
Adjustment: deferred income taxes	6.2	4.8	-
GECC total assets	500.2	516.8	661.0
Less assets of discontinued operations	1.2	2.3	25.1
Less non-interest bearing liabilities	60.5	59.3	85.4
GE Capital ENI	438.5	455.2	550.5
Less liquidity(b)	75.5	74.9	37.7
GE Capital ENI, excluding liquidity	$363.0	$380.3	$512.8

(a)	As of January 1, 2009, as originally reported.
(b)	Liquidity includes cash and equivalents and $1.2 billion of debt obligations of the U.S. Treasury at December 31, 2014.

We use ENI to measure the size of our GE Capital segment. We believe that this measure is a useful indicator of the capital (debt or equity) required to fund a business as it adjusts for non-interest bearing current liabilities generated in the normal course of business that do not require a capital outlay. We also believe that by excluding liquidity, we provide a meaningful measure of assets requiring capital to fund our GE Capital segment as a substantial amount of liquidity resulted from debt issuances to pre-fund future debt maturities and will not be used to fund additional assets. Liquidity consists of cash and equivalents and certain debt obligations of the U.S. Treasury. As a general matter, investments included in liquidity are expected to be highly liquid, giving us the ability to readily convert them to cash. Providing this measure will help investors measure how we are performing against our previously communicated goal to reduce the size of our financial services segment. We also believe that presenting our 2008 ENI provides investors with information to better understand the progress we have made toward the goal of making GECC a smaller, more focused finance company.

GECC TIER 1 COMMON RATIO ESTIMATE(a)

December 31 (In billions)	2014	2013	2008

Shareowners' equity(b)	$87.5	$82.7	$53.3
Adjustments:
Preferred equity	(4.9)	(4.9)	-
Goodwill and other intangible assets	(26.3)	(27.4)	(29.0)
Unrealized gain (loss) on investments and hedges	(0.3)	-	6.2
Other additions (deductions)	(0.5)	(0.3)	(0.8)
GECC Tier 1 common	55.5	50.1	29.7
Estimated risk-weighted assets(c)	438.1	447.2	632.9
GECC Tier 1 common ratio estimate	12.7%	11.2%	4.7%

(a)	Includes discontinued operations for all periods.
(b)	Total equity excluding noncontrolling interests.
(c)	Based on Basel 1 risk-weighted assets estimates.

The GECC Tier 1 common ratio estimate is the ratio of Tier 1 common equity to total risk-weighted assets as calculated based on our interpretation of the U.S. Basel I capital rules. We are not required by regulators to disclose this capital ratio, and therefore this capital ratio is considered a non-GAAP financial measure. We believe that this capital ratio is a useful measure to investors because it is widely used by analysts and regulators to assess the capital position of financial services companies. GECC's Tier 1 common ratio estimate is not a Basel I defined regulatory capital ratio and may not be comparable to similarly titled measures reported by other companies.

GE 2014 FORM 10-K  102

OTHER FINANCIAL DATA

OTHER FINANCIAL DATA

SELECTED FINANCIAL DATA
(Dollars in millions; per-share amounts in dollars)	2014	2013	2012	2011	2010

General Electric Company and Consolidated Affiliates
Revenues and other income	$148,589	$146,045	$146,684	$146,542	$148,875
Earnings from continuing operations attributable to the Company	15,345	15,177	14,624	14,122	12,577
Earnings (loss) from discontinued operations, net of taxes	(112)	(2,120)	(983)	29	(933)
Net earnings attributable to the Company	15,233	13,057	13,641	14,151	11,644
Dividends declared(a)	8,949	8,060	7,372	7,498	5,212
Return on average GE shareowners' equity(b)	11.6%	12.2%	12.1%	12.1%	12.3%
Per common share
Earnings from continuing operations – diluted	$1.51	$1.47	$1.38	$1.23	$1.15
Earnings (loss) from discontinued operations – diluted	(0.01)	(0.21)	(0.09)	-	(0.09)
Net earnings – diluted	1.50	1.27	1.29	1.23	1.06
Earnings from continuing operations – basic	1.53	1.48	1.39	1.23	1.15
Earnings (loss) from discontinued operations – basic	(0.01)	(0.21)	(0.09)	-	(0.09)
Net earnings – basic	1.51	1.28	1.29	1.24	1.06
Dividends declared	0.89	0.79	0.70	0.61	0.46
Stock price range	27.94-23.69	28.09-20.68	23.18-18.02	21.65-14.02	19.70-13.75
Year-end closing stock price	25.27	28.03	20.99	17.91	18.29
Cash and equivalents	90,208	88,555	77,268	84,440	78,917
Total assets of continuing operations	647,114	654,221	681,684	714,018	729,895
Total assets	648,349	656,560	684,999	718,003	745,426
Long-term borrowings	200,414	221,665	236,084	243,459	293,323
Common shares outstanding – average (in thousands)	10,044,995	10,222,198	10,522,922	10,591,146	10,661,078
Common shareowner accounts – average	490,000	512,000	537,000	570,000	588,000
Employees at year end(c)
United States	136,000	135,000	134,000	131,000	121,000
Other countries	169,000	172,000	171,000	170,000	152,000
Total employees(c)	305,000	307,000	305,000	301,000	273,000
GE data
Short-term borrowings	$3,872	$1,841	$6,041	$2,184	$456
Long-term borrowings	12,468	11,515	11,428	9,405	9,656
Noncontrolling interests	825	836	777	1,006	4,098
GE shareowners' equity	128,159	130,566	123,026	116,438	118,936
Total capital invested	$145,324	$144,758	$141,272	$129,033	$133,146
Return on average total capital invested(b)*	10.6%	11.3%	11.7%	11.7%	12.0%
Borrowings as a percentage of total capital invested(b)	11.2%	9.2%	12.4%	9.0%	7.6%
GECC data
Revenues	$42,725	$44,067	$45,364	$48,324	$49,163
Earnings from continuing operations attributable to GECC	7,341	8,258	7,345	6,480	3,083
Earnings (loss) from discontinued operations, net of taxes,
attributable to GECC	(107)	(2,054)	(1,130)	30	(928)
Net earnings attributable to GECC	7,234	6,204	6,215	6,510	2,155
Net earnings attributable to GECC common shareowner	6,912	5,906	6,092	6,510	2,155
GECC shareowners' equity	87,499	82,694	81,890	77,110	68,984
Total borrowings and bank deposits	349,548	371,062	397,039	442,830	470,363
Ratio of debt to equity at GECC(d)*	3.99:1	4.49:1	4.85:1	5.74:1	6.82:1
Total assets(e)	$500,216	$516,829	$539,351	$584,643	$605,365

Transactions between GE and GECC have been eliminated from the consolidated information.
(a)	Included $1,031 million of preferred stock dividends ($806 million related to our preferred stock redemption) in 2011 and $300 million in 2010.
(b)	Indicates terms are defined in the Glossary.
(c)	Excludes NBC Universal employees of 14,000 in 2010.
(d)	Ratios of 3.15:1, 3.58:1, 4.09:1, 4.75:1, and 5.95:1 for 2014, 2013, 2012, 2011 and 2010, respectively, net of liquidity. For purposes of these ratios, cash and debt balances have been adjusted to include amounts classified as assets and liabilities of businesses held for sale and discontinued operations.
(e)	GECC's total assets excludes deferred income tax liabilities, which are presented as assets for purposes of our consolidating balance sheet presentation.

*Non-GAAP Financial Measure

GE 2014 FORM 10-K  103
>

OTHER FINANCIAL DATA

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

						Approximate
						dollar value
				Total number		of shares that
				of shares		may yet be
				purchased		purchased
				as part of		under our
	Total number		Average	our share		share
	of shares		price paid	repurchase		repurchase
Period(a)	purchased	(a)(b)	per share	program	(a)(c)	program
(Shares in thousands)

2014
October	897		$25.21	831
November	1,900		$26.23	1,820
December	3,042		$25.03	2,972
Total	5,839		$25.45	5,623		$10.4	billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.
(b)	This category included 216 thousand shares repurchased from our various benefit plans.
(c)	Shares are repurchased through the 2007 GE Share Repurchase Program (the Program). As of December 31, 2014, we were authorized to repurchase up to $35 billion of our common stock through 2015 and we had repurchased a total of approximately $24.6 billion under the Program. The Program is flexible and shares are acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public.

GE 2014 FORM 10-K  104

REGULATIONS AND SUPERVISION

REGULATIONS AND SUPERVISION

GECC is a regulated savings and loan holding company and in 2011 became subject to Federal Reserve Board (FRB) supervision under the Dodd-Frank Wall Street Reform and Consumer Protection Act (DFA). In 2013, the U.S. Financial Stability Oversight Council (FSOC) designated GECC as a nonbank systemically important financial institution (nonbank SIFI) under the DFA. As a result of this change in supervision and designation, stricter prudential regulatory standards and supervision apply to GECC. On November 25, 2014 the FRB proposed for comment enhanced prudential standards that would apply to GECC as a nonbank SIFI.  This proposal would, among other items, require GECC to comply with rules on capital and liquidity adequacy that apply to large bank holding companies, market terms requirements for intercompany transactions and enhanced risk management and governance requirements.  The proposed standards would also apply stress testing and capital planning requirements to GECC under the FRB's comprehensive capital analysis and review (CCAR) regulations. The comment period for the proposed standards closed on February 2, 2015, and the exact application of the proposed standards will not be known until after the final rule is published.

While the proposed enhanced prudential standards do not subject GECC to the Federal Reserve's capital plan rule applicable to large bank holding companies until the capital planning cycle beginning January 1, 2016, GECC does undertake an annual review of their capital adequacy prior to establishing a plan for dividends to us, the parent. This review is based on a forward-looking assessment of their material enterprise risks and involves the consideration of a number of factors. This analysis also includes an assessment of their capital and liquidity levels, as well as incorporating risk management and governance considerations. The most recent capital adequacy review was approved by the GECC board of directors and the GE Board of Directors Risk Committee in 2014. While a savings and loan holding company and nonbank SIFI like GECC is currently not required to obtain FRB approval to pay a dividend, it may not, under FRB regulations, conduct its operations in an unsafe or unsound manner. The FRB has articulated factors that it expects boards of directors of bank holding companies and savings and loan holding companies to consider in determining whether to pay a dividend.

In addition to the proposed enhanced prudential standards, as a non-bank SIFI GECC is also required to submit an annual resolution plan to the FRB and Federal Deposit Insurance Corporation (FDIC).  GECC submitted its first resolution plan to the FRB and FDIC on June 30, 2014. GECC's resolution plan describes how they could be resolved under existing insolvency regimes in a manner that mitigates potential disruption to the U.S. financial system and the global financial markets without the use of government support or taxpayer funds. If the FRB and FDIC determine that their resolution plan is deficient, the Dodd-Frank Act authorizes the FRB and FDIC to impose more stringent capital, leverage or liquidity requirements on GECC or restrict their growth or activities until they submit a plan remedying the deficiencies. If the FRB and FDIC ultimately determine that GECC has not adequately addressed the deficiencies, they could order GECC to divest assets or operations in order to facilitate their orderly resolution in the event of their failure.

GECC is also subject to the Volcker Rule, which U.S. regulators finalized on December 10, 2013. The rule prohibits companies that are affiliated with U.S. insured depository institutions from engaging in "proprietary trading" or acquiring or retaining ownership interest in, or sponsoring or engaging in certain transactions with, a "hedge fund" or a "private equity fund." Proprietary trading and fund investing, as prohibited by the rule, are not core activities for GECC, but we are assessing the full impact of the rule, in anticipation of full conformance with the rule, as required by July 21, 2015.

GE 2014 FORM 10-K  105
>

REGULATIONS AND SUPERVISION

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

GE 2014 FORM 10-K  106

RISK MANAGEMENT

RISK MANAGEMENT

How We Oversee Risk

GE BOARD
Committee Report-Outs & Full Board Discussion
AUDIT COMMITTEE
MAJOR RISKS OVERSEEN:
Financial statements, systems & reporting
Compliance
Cybersecurity
GOVERNANCE & PUBLIC AFFAIRS COMMITTEE
MAJOR RISKS OVERSEEN:
Governance
Related person transactions
Public policy
Environmental, health & safety
MANAGEMENT DEVELOPMENT & COMPENSATION COMMITTEE
MAJOR RISKS OVERSEEN:
Management resources
Senior executive compensation
Succession planning
SCIENCE & TECHNOLOGY COMMITTEE
MAJOR RISKS OVERSEEN:
Technology
Product innovation
RISK COMMITTEE
MAJOR RISKS OVERSEEN:
GE Capital
Enterprise risks (other than those overseen by other GE Board committees)
BOARD OVERSIGHT
AUDIT CHAIR
RISK CHAIR
GECC BOARD
GE CHIEF AUDIT EXECUTIVE
GECC CHIEF AUDIT EXECUTIVE
GE CRO
GECC CRO
GECC HEAD OF CREDIT REVIEW
CORPORATE AUDIT STAFF & GECC AUDIT
Have principal responsibility for monitoring financial reporting and internal control matters at GE and GECC
POLICY COMPLIANCE REVIEW BOARD
Has principal responsibility for monitoring compliance matters across GE
GE BLUEPRINT REVIEWS
A quarterly, integrated risk management & business planning review across GE businesses
GE CAPITAL ENTERPRISE RISK MANAGEMENT COMMITTEE
Oversees implementation of GE Capital's risk appetite & establishment of appropriate systems to oversee/manage the following risks: strategic, liquidity, credit & investment, market, operational & compliance
MANAGEMENT OVERSIGHT
STRATEGIC RISK
OPERATIONAL RISK
FINANCIAL RISK
LEGAL & COMPLIANCE RISK
functional reporting
informational reporting

GE 2014 FORM 10-K  107

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

RESPONSIBILITIES

GE BOARD OF DIRECTORS

The GE Board of Directors (Board) has oversight for risk management with a focus on the most significant risks facing the Company, including strategic, operational, financial and legal and compliance risks. At the end of each year, management and the Board jointly develop a list of major risks that GE plans to prioritize in the next year. Throughout the year, the Board and the committees to which it has delegated responsibility dedicate a portion of their meetings to review and discuss specific risk topics in greater detail. Strategic, operational and reputational risks are presented and discussed in the context of the CEO's report on operations to the Board at regularly scheduled Board meetings and at presentations to the Board and its committees by the vice chairmen, GE and GECC Chief Risk Officers (CROs), general counsel and other employees.

COMMITTEES
The Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

THE AUDIT COMMITTEE oversees GE's and GE Capital's policies and processes relating to the financial statements, the financial reporting process, compliance and auditing. The Audit Committee, in coordination with the GE Risk Committee, discusses with management the Company's risk assessment and risk management practices and, when reviewing and approving the annual audit plan for the internal audit functions, prioritizes audit focus areas based on their potential risk to the Company. The Audit Committee oversees the Company's cybersecurity program and related risks, and monitors ongoing compliance issues and matters. The Audit Committee jointly meets with the GECC Board once a year, which is in addition to an annual joint meeting of the GE Risk Committee and Audit Committee.

THE GOVERNANCE & PUBLIC AFFAIRS COMMITTEE oversees risk related to the Company's governance structure and processes and risks arising from related-person transactions, reviews and discusses with management risks related to GE's public policy initiatives and activities, and monitors the Company's environmental, health and safety compliance and related risks.

THE MANAGEMENT DEVELOPMENT & COMPENSATION COMMITTEE oversees the risk management associated with management resources, structure, succession planning, management development and selection processes, and includes separate reviews of incentive compensation arrangements at GE and GE Capital to confirm that incentive pay does not encourage unnecessary and excessive risk taking and to review and discuss, at least annually, the relationship between risk management policies and practices, corporate strategy and senior executive compensation. The Management Development and Compensation Committee also incentivizes leaders to improve the Company's competitive position.

THE SCIENCE & TECHNOLOGY COMMITTEE oversees the direction and effectiveness of the company's R&D operations. They also review the company's technology and innovation strategies and approaches, including the impact on the company's performance, growth and competitive position. The Science & Technology Committee assist the Board in overseeing GE's investments and initiatives in science, technology and software. In addition, they review science and technology trends that could significantly affect the company and the industries in which it operates.

THE GE RISK COMMITTEE oversees risks related to GE Capital and jointly meets throughout the year with the GECC Board of Directors (GECC Board). The GE Risk Committee also oversees the Company's most critical enterprise risks and how management is mitigating these risks. These risks may be discussed during Risk Committee meetings, as well as full Board updates, Audit Committee updates, and/or during Director business visits.

GE 2014 FORM 10-K  108

RISK MANAGEMENT

SENIOR MANAGEMENT

The GE Board's risk oversight process builds upon management's risk assessment and mitigation processes, which include standardized reviews of long-term strategic and operational planning; executive development and evaluation; code of conduct compliance under the Company's The Spirit & The Letter; regulatory compliance; health, safety and environmental compliance; financial reporting and controllership; and information technology and security.

A vice-chairman of GE and GE's CRO are responsible for overseeing and coordinating risk assessment and mitigation on an enterprise-wide basis. They lead the Corporate Risk Function and are responsible for the identification of key business risks, providing for appropriate management of these risks within GE Board guidelines, and enforcement through policies and procedures.

OPERATING REVIEWS

CORPORATE AUDIT STAFF & GE CAPITAL AUDIT are responsible for reviewing the governance, processes, controls and accuracy of GE's and GE Capital's financial and compliance reporting.

POLICY COMPLIANCE REVIEW BOARD is a management-level committee that further assists in assessing and mitigating risk. The Policy Compliance Review Board, which conducted 9 compliance operating reviews and met 3 times in 2014, is chaired by the Company's general counsel and includes the Chief Financial Officer and other senior-level functional leaders. It has principal responsibility for monitoring compliance matters across the Company.

GE BLUEPRINT REVIEWS are integrated business planning reviews across GE that evaluate strategic objectives, operating and organizational performance, and enterprise risks. Blueprint reviews are held at least 4 times per year and include the most senior GE business leaders.

GE CAPITAL ENTERPRISE RISK MANAGEMENT COMMITTEE oversees the implementation of GE Capital's risk appetite, and senior management's establishment of appropriate systems to ensure enterprise risks are effectively identified, measured, monitored, and controlled. Additional information on GE Capital's Enterprise Risk Management Committee can be found in the GE Capital Risk Management and Mitigation section below.

RISK MANAGERS

Risk assessment and risk management are the responsibility of management and are carried out through risk managers who are operationally integrated into each of our businesses. These risk managers have acquired deep domain expertise through their long careers and proximity to the business' operations and core processes. Both risk managers and the business leadership teams have specific, enterprise risk focused goals and objectives that are aligned with our overall risk framework.

RISK MITIGATION & COMMUNICATION

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

GE 2014 FORM 10-K  109

RISK MANAGEMENT

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

GE CAPITAL RISK MANAGEMENT & MITIGATION

GE Capital acknowledges risk-taking as a fundamental characteristic of providing financial services. It is inherent to its business and arises in lending, leasing and investment transactions undertaken by GE Capital.

GE Capital's philosophy is to have a strong culture of risk management, combined with a sound risk framework that effectively supports appropriate risk awareness, behaviors and sound risk-based decision making. GE Capital recognizes that effective and comprehensive risk management must include three distinct lines of defense including Business Units, Corporate Risk Management and Internal Audit.

Business Units own and manage risk as a first line of defense with deep risk expertise. The GECC Corporate Risk Management function provides independent oversight and challenge as a second line of defense. Those responsible for risk management activities across GECC, including staff in both the first and second lines of defense, are referred to collectively as "global risk management." The senior risk professionals have, on average, over 30 years of experience. Internal Audit provides the third line of defense.

Corporate Risk Management leverages the risk infrastructure in each of our Business Units, which have adopted an approach that corresponds to GE Capital's overall risk policies, guidelines and review mechanisms. GE Capital's risk infrastructure is designed to manage all risks relevant to its business environment, which if materialized, could prevent GE Capital from achieving its risk objectives and/or result in losses. These risks are defined as GE Capital's Enterprise Risk Universe, which includes the following risks: strategic, liquidity, credit and investment, market, compliance and operational (including financial, information technology, human resources and legal). Reputational risk is considered and managed across each of the categories.

GE Capital continues to make significant investments to enhance its risk management infrastructure and processes consistent with heightened supervisory expectation befitting a nonbank SIFI. As a result, GE Capital is executing on strategic programs and an extensive number of deliverables to improve data and reporting systems, risk and governance processes, and other large scale, critical initiatives including capital planning, models, valuations and regulatory reporting. During 2014, GE Capital increased the number of risk professionals by 12%.

The GE Risk Committee and GECC Board oversee GE Capital's risk appetite, risk assessment and management processes.

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

GE 2014 FORM 10-K  110

RISK MANAGEMENT

The Enterprise Risk Management Committee (ERMC), which comprises the most senior leaders in GE Capital as well as the GE CRO, oversees the implementation of GE Capital's risk appetite, and senior management's establishment of appropriate systems (including policies, procedures, and management committees) to ensure enterprise risks are effectively identified, measured, monitored, and controlled. The ERMC has delegated management of specific risks to various sub-committees, including the Operational Risk Management Committee, Asset-Liability Committee, Capital Planning Committee, Allowance and Valuation Risk Committee, Credit Risk Committee and Compliance Committee. A similar committee structure, where appropriate, is replicated at the Business Unit level.

Key risk management policies are approved by the GECC Board and the GE Risk Committee at least annually. GE Capital senior management meets with the GE Risk Committee and the GECC Board throughout the year. At these meetings, GE Capital senior management focuses on the risk issues, strategy and governance of the business.

GE Capital's Corporate Risk function, in consultation with the ERMC, updates the Enterprise Risk Appetite Statement annually. This document articulates the enterprise risk objectives, its key universe of risks and the supporting limit structure. GE Capital's risk appetite is determined relative to its desired risk objectives, including, but not limited to, credit ratings, capital levels, liquidity management, regulatory assessments, earnings, dividends and compliance. GE Capital determines its risk appetite through consideration of portfolio analytics, including stress testing and economic capital measurement, experience and judgment of senior risk officers, current portfolio levels, strategic planning, and regulatory and rating agency expectations.

The Enterprise Risk Appetite Statement is presented to the GECC Board and the GE Risk Committee for review and approval at least annually. On a quarterly basis, the status of GE Capital's performance against these limits is reviewed by the GE Risk Committee and GECC Board.

GE Capital monitors its capital adequacy including through economic capital, regulatory capital and enterprise stress testing methodologies. GE Capital's economic capital methodology uses internal models to estimate potential unexpected losses across different portfolios with a confidence level equivalent to an AA agency rating. Although GE Capital is not currently subject to consolidated risk-based capital standards, GE Capital estimates capital adequacy based on the Basel 1 and Basel 3 U.S. frameworks. GE Capital uses stress testing for risk, liquidity and capital adequacy assessment and management purposes, and as an integral part of GE Capital's overall planning processes. Stress testing results inform key strategic portfolio decisions such as the amount of capital required to maintain minimum expected regulatory capital levels in severe but plausible stresses, capital allocation, assist in developing the risk appetite and limits, and help in assessing product specific risk to guide the development and modification of product structures. The GE Risk Committee and the GECC Board review stress test results and their expected impact on capital levels and metrics. The GE Risk Committee and the GECC Board are responsible for overseeing overall capital adequacy, and the capital adequacy process, as well as approving GE Capital's annual capital plan and capital actions. Under enhanced prudential standards for GE Capital as a nonbank SIFI that the Federal Reserve Board proposed in November 2014, GE Capital would also be subject to regulatory capital, liquidity, stress testing, capital planning, risk management and other requirements.

For additional information about our risks, see the "Risk Factors," "Regulations and Supervision" and "Critical Accounting Estimates" sections within the MD&A of this Form 10-K report.

GE 2014 FORM 10-K  111

RISK FACTORS

RISK FACTORS

The following discussion of risk factors contains "forward-looking statements," as discussed in the Forward-Looking Statements section of this Form 10-K Report. These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) section and the consolidated financial statements and related notes of this Form 10-K Report.

GE's Corporate Risk Function leverages the risk framework in each of our businesses, which have adopted an approach that corresponds to the Company's overall risk policies, guidelines and review mechanisms. Our risk framework operates at the business and functional levels and is designed to identify, evaluate and mitigate risks within each of the risk categories below.

Our businesses routinely encounter and address risks, some of which will cause our future results to be different – sometimes materially different – than we presently anticipate. Below, we describe certain important strategic, operational, financial, and legal and compliance risks. Our reactions to material future developments as well as our competitors' reactions to those developments will affect our future results.

STRATEGIC RISKS

Strategic risk relates to the Company's future business plans and strategies, including the risks associated with: the global macro-environment in which we operate; mergers and acquisitions and restructuring activity; intellectual property; and other risks, including the demand for our products and services, competitive threats, technology and product innovation, and public policy.

Global macro-environment - Our growth is subject to global economic and political risks.
We operate in virtually every part of the world and serve customers in approximately 175 countries. In 2014, approximately 50% of our revenue was attributable to activities outside the United States. Our operations are subject to the effects of global competition and geopolitical risks. They are also affected by local economic environments, including inflation, recession, currency volatility, currency controls and actual or anticipated default on sovereign debt. Political changes, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location. While some of these global economic and political risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful, and our ability to engage in such mitigation may decrease or become even more costly as a result of more volatile market conditions.

M&A/restructuring - The success of our business depends on achieving our strategic objectives, including through acquisitions, joint ventures, dispositions and restructurings.
With respect to acquisitions, joint ventures and restructuring actions, we may not achieve expected returns and other benefits as a result of various factors, including integration and collaboration challenges, such as personnel and technology. In addition, we may not achieve anticipated cost savings from restructuring actions, which could result in lower margin rates. We also participate in a number of joint ventures with other companies or government enterprises in various markets around the world, including joint ventures where we may have a lesser degree of control over the business operations, which may expose us to additional operational, financial, legal or compliance risks. We also continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or executing alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives. For example, delays in obtaining tax rulings and regulatory approvals or clearances, and disruptions or volatility in the capital markets may impact our ability to complete the staged exit from our North American Retail Finance business, Synchrony Financial, as planned. Alternatively, we may dispose of a business at a price or on terms that are less than we had anticipated. After reaching an agreement with a buyer or seller for

GE 2014 FORM 10-K  112

RISK FACTORS

the acquisition or disposition of a business, such as the proposed transactions and alliances with Alstom or the proposed sale of Appliances to Electrolux, we are subject to necessary regulatory and governmental approvals on acceptable terms as well as satisfaction of pre-closing conditions, which may prevent us from completing the transaction. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside our control could affect our future financial results.

Intellectual property - Our intellectual property portfolio may not prevent competitors from independently developing products and services similar to or duplicative to ours.
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

OPERATIONAL RISKS

Operational risk relates to risks arising from systems, processes, people and external events that affect the operation of our businesses. It includes product life cycle and execution; product safety and performance; information management and data protection and security, including cyber security; supply chain and business disruption; and other risks, including human resources and reputation.

Operations - We may face operational challenges that could have a material adverse effect on our business, reputation, financial position and results of operations, and we are dependent on maintenance of existing product lines, market acceptance of new product and service introductions and product and service innovations for continued revenue and earnings growth.
We produce highly sophisticated products and provide specialized services for both our and third-party products that incorporate or use leading-edge technology, including both hardware and software. While we have built extensive operational processes to ensure that the design, manufacture and servicing of such products meet the most rigorous quality standards, there can be no assurance that we or our customers or other third parties will not experience operational process failures or other problems, including through cyber attacks and other intentional acts, that could result in potential product, safety, regulatory or environmental risks. Despite the existence of crisis management or business continuity plans, operational failures or quality issues, including as a result of organizational changes or labor relations, could have a material adverse effect on our business, reputation, financial position and results of operations. In addition, the markets in which we operate are subject to technological change and require skilled talent. Our long-term operating results depend substantially upon our ability to continually develop, introduce, and market new and innovative products and services, to modify existing products and services, to customize products and services, to respond to technological change and to execute our product and service development in line with our projected performance and/or cost estimates.

GE 2014 FORM 10-K  113

RISK FACTORS

Cybersecurity - Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data.
Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to the security of GE's and its customers', partners', suppliers' and third-party service providers' products, systems and networks and the confidentiality, availability and integrity of GE's and its customers' data. While we attempt to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, we remain potentially vulnerable to additional known or unknown threats. We also may have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite our efforts to protect sensitive, confidential or personal data or information, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action.

Supply chain - Significant raw material shortages, supplier capacity constraints, supplier production disruptions, supplier quality and sourcing issues or price increases could increase our operating costs and adversely impact the competitive positions of our products.
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

FINANCIAL RISKS

Financial risk relates to our ability to meet financial obligations and mitigate exposure to broad market risks, including volatility in foreign currency exchange rates and interest rates and commodity prices; credit risk; and liquidity risk, including risk related to our credit ratings and our availability and cost of funding. Credit risk is the risk of financial loss arising from a customer or counterparty failure to meet its contractual obligations. We face credit risk in our industrial businesses, as well as in our GE Capital investing, lending and leasing activities and derivative financial instruments activities. Liquidity risk refers to the potential inability to meet contractual or contingent financial obligations (whether on- or off-balance sheet) as they arise, and could potentially impact an institution's financial condition or overall safety and soundness.

Economy/counter-parties - A deterioration of conditions in the global economy, the major industries we serve or the financial markets, or the soundness of financial institutions and governments we deal with, may adversely affect our business and results of operations.
The business and operating results of our industrial businesses have been, and will continue to be, affected by worldwide economic conditions, including conditions in the air and rail transportation, power generation, oil and gas, healthcare, home building and other major industries we serve. Existing or potential customers may delay or cancel plans to purchase our products and services, including large infrastructure projects, and may not be able to fulfill their obligations to us in a timely fashion as a result of business deterioration, cash flow shortages, and difficulty obtaining financing due to slower global economic growth and other challenges affecting the global economy. In particular, the airline industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and international economies. An extended period of slow growth in the U.S. or internationally that results in the loss of business and leisure traffic could have a material adverse effect on our airline customers and the viability of their business. Service contract cancellations or customer dynamics such as early aircraft retirements or reduced electricity demand in our Power & Water business could affect our ability to fully recover our

GE 2014 FORM 10-K  114

RISK FACTORS

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

In addition, GE Capital has exposure to many different industries and counterparties, including sovereign governments, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose GE Capital to credit risk in the event of default of its counterparty or client. In addition, GE Capital's credit risk may be increased when the value of collateral held cannot be realized through sale or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to it. GE Capital also has exposure to these financial institutions in the form of cash on deposit and unsecured debt instruments held in its investment portfolios. GE Capital has policies relating to credit rating requirements and to exposure limits to counterparties (as described in Note 22 to the consolidated financial statements in this Form 10-K Report), which are designed to limit credit and liquidity risk. There can be no assurance, however, that any losses or impairments to the carrying value of financial assets would not materially and adversely affect GE's or GE Capital's business, financial position and results of operations.

Credit ratings - Failure to maintain our credit ratings could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets.
The major debt rating agencies routinely evaluate our debt. This evaluation is based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting. As of December 31, 2014, GE and GECC's long-term unsecured debt credit rating from Standard and Poor's Ratings Service (S&P) was AA+ (the second highest of 22 rating categories) with a stable outlook. The long-term unsecured debt credit rating from Moody's Investors Service (Moody's) for GE was Aa3 (the fourth highest of 21 rating categories) and for GECC was A1 (the fifth highest of 21 credit ratings), both with stable outlooks. As of December 31, 2014, GE and GECC's short-term credit rating from S&P was A-1+ (the highest rating category of six categories) and from Moody's was P-1 (the highest rating category of four categories). There can be no assurance that we will be able to maintain our credit ratings and failure to do so could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets. Various debt and derivative instruments, guarantees and covenants would require posting additional capital or collateral in the event of a ratings downgrade, which, depending on the extent of the downgrade, could have a material adverse effect on our liquidity and capital position.

Funding access/costs - Conditions in the financial and credit markets may affect the availability and cost of funding.
As disclosed in more detail in the Liquidity and Borrowings section of this Form 10-K Report, a portion of our borrowings is in the form of commercial paper and long-term debt. We continue to rely on the availability of the unsecured debt markets to access funding for term and commercial paper maturities for 2014 and beyond and to fund our operations without incurring additional U.S. tax. In addition, we rely on the availability of the commercial paper markets to refinance maturing commercial paper debt throughout the year. In order to further diversify our funding sources, GE Capital continues to expand its reliance on alternative sources of funding, including bank deposits, securitizations and other asset-based funding. There can be no assurance that we will succeed in increasing the diversification of our funding sources or that the short and long-term credit markets will be available or, if available, that the cost of funding will not substantially increase and affect our overall profitability. Factors that may affect the availability of funding or cause an increase in our funding costs include: a decreased reliance on short-term funding, such as commercial paper, in favor of longer-term funding arrangements; decreased capacity and increased competition among debt issuers; increased competition for deposits in our affiliate banks' markets; and potential market disruptions or other impacts arising in the United States or Europe from developments in sovereign debt situations. If

GE 2014 FORM 10-K  115

RISK FACTORS

GE Capital's cost of funding were to increase, it may adversely affect its competitive position and result in lower net interest margins, earnings and cash flows as well as lower returns on its shareowners' equity and invested capital.

Social costs - Sustained increases in pension and healthcare benefits costs may reduce our profitability.
Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. GAAP requires that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we use to estimate pension expense for 2015 are the discount rate and the expected long-term rate of return on the plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant reduction or increase to equity. At the end of 2014, the GE Pension Plan was underfunded, on a GAAP basis, by $15.8 billion, and the GE Supplementary Pension Plan, an unfunded plan, had a projected benefit obligation of $6.6 billion. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act (ERISA). Failure to achieve expected returns on plan assets driven by various factors, which could include a continued environment of low interest rates or sustained market volatility, could also result in an increase to the amount of cash we would be required to contribute to pension plans. In addition, upward pressure on the cost of providing healthcare benefits to current employees and retirees may increase future funding obligations. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce our profitability. For a discussion regarding how our financial statements can be affected by our pension and healthcare benefit obligations, see the Other Consolidated Information – Postretirement Benefit Plans section and Note 12 to the consolidated financial statements in this Form 10-K Report. See also the Critical Accounting Estimates – Pension Assumptions section of this Form 10-K Report for a discussion regarding how our financial statements can be affected by our pension plan accounting policies.

LEGAL & COMPLIANCE RISKS

Legal and compliance risk relates to risks arising from the government and regulatory environment and action, including resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act (DFA); and legal proceedings and compliance with integrity policies and procedures, including those relating to financial reporting, environmental health and safety. Government and regulatory risk includes the risk that the government or regulatory actions will impose additional cost on us or cause us to have to change our business models or practices.

Regulatory - We are subject to a wide variety of laws, regulations and government policies that may change in significant ways.
Our businesses are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies. There can be no assurance that laws, regulations and policies will not be changed in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. In particular, substantial revisions that U.S. and non-U.S. governments are undertaking or considering in areas such as the regulation and supervision of bank and non-bank financial institutions, consumer lending, foreign exchange intervention in response to currency volatility, trade controls, the over-the-counter derivatives market and tax laws and regulations may have an effect on GE's and GE Capital's structure, operations, sales, liquidity, capital requirements, effective tax rate and performance. For example, GE's effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with non-U.S. financial institutions in global markets. This provision, which had expired at the end of 2013, was reinstated in December 2014 retroactively for one year through the end of 2014. This provision also had been scheduled to expire and had been extended by Congress on seven previous occasions, but there can be no assurance that it will continue to be extended. In the
GE 2014 FORM 10-K  116

RISK FACTORS

event the provision is not extended after 2014, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. If this provision is not extended, we expect our effective tax rate to increase significantly after 2015. In addition, efforts by public and private sectors to control the growth of healthcare costs may lead to lower reimbursements and increased utilization controls related to the use of our products by healthcare providers. Continued government scrutiny, including reviews of the U.S. Food and Drug Administration (U.S. FDA) medical device pre-market authorization and post-market surveillance processes, may impact the requirements for marketing our products and slow our ability to introduce new products, resulting in an adverse impact on our business. Furthermore, we have been, and expect to continue, participating in U.S. and international governmental programs, which require us to comply with strict governmental regulations. Inability to comply with these regulations could adversely affect our status in these projects and adversely affect our results of operations, financial position and cash flows.

Dodd-Frank - Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are subject to prudential oversight by the Federal Reserve, including as a result of GECC's designation as a nonbank systemically important financial institution (nonbank SIFI), which subjects us to increased and evolving regulatory requirements.
GECC is a regulated savings and loan holding company and in 2011 became subject to Federal Reserve Board (FRB) supervision under the DFA. In 2013, the U.S. Financial Stability Oversight Council (FSOC) designated GECC as a nonbank SIFI under the DFA. As a result of this change in supervision and designation, stricter prudential regulatory standards and supervision apply to GECC. On November 25, 2014 the FRB proposed for comment enhanced prudential standards that would apply to GECC as a nonbank SIFI.  This proposal would, among other items, require GECC to comply with rules on capital and liquidity adequacy that apply to large bank holding companies, market terms requirements for intercompany transactions and enhanced risk management and governance requirements.  In addition, while GECC's capital adequacy as a savings and loan holding company, including planned capital distributions such as dividend payments, is currently subject to review by the FRB, the proposed standards would apply stress testing and capital planning requirements to GECC under the FRB's more formal comprehensive capital analysis and review (CCAR) regulations.  The comment period for the proposed standards closed on February 2, 2015, and the exact application of the proposed standards will not be known until after the final rule is published. For additional information, see the Regulations and Supervision and Liquidity and Borrowings sections of this Form 10-K Report.

Legal proceedings - We are subject to legal proceedings and legal compliance risks.
We are subject to a variety of legal proceedings and legal compliance risks in virtually every part of the world. We, our representatives, and the industries in which we operate are subject to continuing scrutiny by regulators and other governmental authorities, which may, in certain circumstances, lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Additionally, we and our subsidiaries are involved in a number of remediation actions to clean up hazardous wastes as required by federal and state laws. These include the dredging of polychlorinated biphenyls from a 40-mile stretch of the upper Hudson River in New York State, as described in the Environmental Matters section of this Form 10-K Report. We are also subject to certain other legal proceedings described in the Legal Proceedings section of this Form 10-K Report. While we believe that we have adopted appropriate risk management and compliance programs, the global and diverse nature of our operations, including operations of businesses we have recently acquired, means that legal and compliance risks will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time.

GE 2014 FORM 10-K  117

LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

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

Four WMC cases are pending in the United States District Court for the District of Minnesota against US Bank National Association (US Bank), one of which was initiated by WMC seeking declaratory judgment. Three of these cases were filed in 2012, and one was filed in 2011. The Minnesota cases involve claims on approximately $800 million of mortgage loans and do not specify the amount of damages sought. In September 2013, the District Court granted in part and denied in part WMC's motions to dismiss or for summary judgment in these cases.  On September 8, 2014, US Bank filed a petition for instructions in the administration of trusts in Minnesota state court seeking authorization and instruction for US Bank to implement the terms of a settlement agreement reached with WMC to compromise, settle, and release all claims arising out of the securitizations at issue in these four lawsuits.  In February 2015, two bondholders filed objections to the proposed settlement, and in response the court has scheduled an evidentiary hearing for June 2015.  In light of the state court action seeking approval of the proposed settlement, the District Court has entered orders on September 18, 2014 staying further proceedings in the four cases until April 15, 2015.

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
GE 2014 FORM 10-K  118

LEGAL PROCEEDINGS

magistrate judge. Following this mediation, the parties reached a settlement in principle on the claims arising from a portion of the loans held in the trust (the "Group 1" loans) , and, as a result, on February 9, 2015 the District Court stayed the case as to these claims. The second case was initiated by the Federal Housing Finance Agency (FHFA), which filed a summons with notice in the fourth quarter 2012. In the second quarter 2013, Deutsche Bank, in its role as securitization trustee of the trust at issue in the case, intervened as a plaintiff and filed a complaint relating to approximately $1,300 million of loans and alleging losses in excess of approximately $100 million. In December 2013, the District Court issued an order denying WMC's motion to dismiss. In February 2015, the District Court on its own motion requested that the parties re-brief several issues raised by WMC's motion to dismiss.

The amounts of the claims at issue in these cases (discussed above) reflect the purchase price or unpaid principal balances of the mortgage loans at issue at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. All of the mortgage loans involved in these lawsuits are included in WMC's reported claims at December 31, 2014. See Note 2 to the consolidated financial statements in this Form 10-K Report for additional information.

The company is reporting the following matter in compliance with SEC requirements to disclose environmental proceedings where the government is a party potentially involving monetary sanctions of $100,000 or greater. In October 2014, the U.S. Federal Government informed the company that it was seeking penalties under the Clean Air and Resource and Conservation Recovery Acts in connection with a facility sold to Momentive Performance Materials, Inc. in 2006. The allegations relate to improper operation of pollution control monitoring equipment by incinerator operators.
GE 2014 FORM 10-K  119

GLOSSARY

GLOSSARY

Backlog Unfilled customer orders for products and product services (expected life of contract sales for product services).

Borrowing Financial liability (short or long-term) that obligates us to repay cash or another financial asset to another entity.

Borrowings as a percentage of total capital invested For GE, the sum of borrowings and mandatorily redeemable preferred stock, divided by the sum of borrowings, mandatorily redeemable preferred stock, noncontrolling interests and total shareowners' equity.

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

Comprehensive income The sum of Net Income and Other Comprehensive Income. See "Other Comprehensive Income."

Derivative instrument A financial instrument or contract with another party (counterparty) that is designed to meet any of a variety of risk management objectives, including those related to fluctuations in interest rates, currency exchange rates or commodity prices. Options, forwards and swaps are the most common derivative instruments we employ. See "Hedge."

Discontinued operations Certain businesses we have sold or committed to sell within the next year and therefore will no longer be part of our ongoing operations. The net earnings, assets and liabilities, and cash flows of such businesses are separately classified on our Statement of Earnings, Statement of Financial Position and Statement of Cash Flows, respectively, for all periods presented. In the second quarter of 2014, we adopted a new standard for accounting for discontinued operations as described in Note 1 to the consolidated financial statements. There were no disposals that qualified as discontinued operations under the revised definition in 2014.

Effective tax rate Provision for income taxes as a percentage of earnings from continuing operations before income taxes and accounting changes. Does not represent cash paid for income taxes in the current accounting period. Also referred to as "actual tax rate" or "tax rate."

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

Equipment leased to others (ELTO) Rental equipment we own that is available to rent and is stated at cost less accumulated depreciation.
GE 2014 FORM 10-K  120

GLOSSARY

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

Match funding A risk control policy that provides funding for a particular financial asset having the same currency, maturity and interest rate characteristics as that asset. Match funding is executed directly, by issuing debt, or synthetically, through a combination of debt and derivative financial instruments. For example, when we lend at a fixed interest rate in the U.S., we can borrow those U.S. dollars either at a fixed rate of interest or at a floating rate executed concurrently with a pay-fixed interest rate swap. See "Hedge."

Monetization Sale of financial assets to a third party for cash. For example, we sell certain loans, credit card receivables and trade receivables to third-party financial buyers, typically providing at least some credit protection and often agreeing to provide collection and processing services for a fee. Monetization normally results in gains on interest-bearing assets and losses on non-interest-bearing assets. See "Securitization" and "Variable interest entity."

Net Interest Margin A measure of the yield on interest earning assets relative to total interest expense. It is the amount of interest income less interest expense, divided by average interest earning assets.

Noncontrolling interest Portion of shareowner's equity in a subsidiary that is not attributable to GE.

Operating profit GE earnings from continuing operations before interest and other financial charges, income taxes and effects of accounting changes.
GE 2014 FORM 10-K  121

GLOSSARY

Option The right, not the obligation, to execute a transaction at a designated price, generally involving equity interests, interest rates, currencies or commodities. See "Hedge."

Other Comprehensive Income Changes in assets and liabilities that do not result from transactions with shareowners and are not included in net income but are recognized in a separate component of shareowners' equity. Other Comprehensive Income includes the following components:
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

Product services For purposes of the financial statement display of sales and costs of sales in our Statement of Earnings, "goods" is required by U.S. Securities and Exchange Commission regulations to include all sales of tangible products, and "services" must include all other sales, including other services activities. In our Management's Discussion and Analysis of Operations section of this Form 10-K, we refer to sales under product services agreements and sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs) as sales of "product services," which is an important part of our operations.

Product services agreements Contractual commitments, with multiple-year terms, to provide specified services for products in our Power & Water, Oil & Gas, Aviation and Transportation installed base – for example, monitoring, maintenance, service and spare parts for a gas turbine/generator set installed in a customer's power plant.

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

Return on average GE shareowners' equity Earnings from continuing operations before accounting changes divided by average GE shareowners' equity, excluding effects of discontinued operations (on an annual basis, calculated using a five-point average). Average GE shareowners' equity, excluding effects of discontinued operations, as of the end of each of the years in the five-year period ended December 31 of the year for which the ratio is calculated is described in the Supplemental Information section.

Return on average total capital invested For GE, earnings from continuing operations before accounting changes plus the sum of after-tax interest and other financial charges and noncontrolling interests, divided by the sum of the averages of total shareowners' equity (excluding effects of discontinued operations), borrowings, mandatorily redeemable preferred stock and noncontrolling interests (on an annual basis, calculated using a five-point average). Average total shareowners' equity, excluding effects of discontinued operations as of the end of each of the years in the five-year period ended December 31 of the year for which the ratio is calculated is described in the Supplemental Information section.

GE 2014 FORM 10-K  122

GLOSSARY

Securitization A process whereby loans or other receivables are packaged, underwritten and sold to investors. In a typical transaction, assets are sold to a special purpose entity, which purchases the assets with cash raised through issuance of beneficial interests (usually debt instruments) to third-party investors. Whether or not credit risk associated with the securitized assets is retained by the seller depends on the structure of the securitization. See "Monetization" and "Variable interest entity."

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

GE 2014 FORM 10-K  123

REPORTS

MANAGEMENT AND AUDITOR'S REPORTS

MANAGEMENT'S DISCUSSION OF FINANCIAL RESPONSIBILITY

We believe that great companies are built on a foundation of reliable financial information and compliance with the spirit and letter of the law. For General Electric Company, that foundation includes rigorous management oversight of, and an unyielding dedication to, controllership. The financial disclosures in this report are one product of our commitment to high-quality financial reporting. In addition, we make every effort to adopt appropriate accounting policies, we devote our full resources to ensuring that those policies are applied properly and consistently and we do our best to fairly present our financial results in a manner that is complete and understandable.

Members of our corporate leadership team review each of our businesses routinely on matters that range from overall strategy and financial performance to staffing and compliance. Our business leaders monitor financial and operating systems, enabling us to identify potential opportunities and concerns at an early stage and positioning us to respond rapidly. Our Board of Directors oversees management's business conduct, and our Audit Committee, which consists entirely of independent directors, oversees our internal control over financial reporting. We continually examine our governance practices in an effort to enhance investor trust and improve the Board's overall effectiveness. The Board and its committees annually conduct a performance self-evaluation and recommend improvements. Our lead director chaired three meetings of our independent directors this year, helping us sharpen our full Board meetings to better cover significant topics. Compensation policies for our executives are aligned with the long-term interests of GE investors.

We strive to maintain a dynamic system of internal controls and procedures—including internal control over financial reporting—designed to ensure reliable financial recordkeeping, transparent financial reporting and disclosure, and protection of physical and intellectual property. We recruit, develop and retain a world-class financial team. Our internal audit function, including members of our Corporate Audit Staff, conducts thousands of financial, compliance and process improvement audits each year. Our Audit Committee oversees the scope and evaluates the overall results of these audits, and members of that Committee regularly attend GE Capital Board of Directors, Corporate Audit Staff and Controllership Council meetings. Our global integrity policies—"The Spirit & The Letter"—require compliance with law and policy, and pertain to such vital issues as upholding financial integrity and avoiding conflicts of interest. These integrity policies are available in 31 languages, and are provided to all of our employees, holding each of them accountable for compliance. Our strong compliance culture reinforces these efforts by requiring employees to raise any compliance concerns and by prohibiting retribution for doing so. To facilitate open and candid communication, we have designated ombudspersons throughout the Company to act as independent resources for reporting integrity or compliance concerns. We hold our directors, consultants, agents and independent contractors to the same integrity standards.

We are keenly aware of the importance of full and open presentation of our financial position and operating results, and rely for this purpose on our disclosure controls and procedures, including our Disclosure Committee, which comprises senior executives with detailed knowledge of our businesses and the related needs of our investors. We ask this committee to review our compliance with accounting and disclosure requirements, to evaluate the fairness of our financial and non-financial disclosures, and to report their findings to us. In 2014, we further ensured strong disclosure by holding approximately 70 analyst and investor meetings with GE leadership present.

We welcome the strong oversight of our financial reporting activities by our independent registered public accounting firm, KPMG LLP, engaged by and reporting directly to the Audit Committee. U.S. legislation requires management to report on internal control over financial reporting and for auditors to render an opinion on such controls. Our report and the KPMG LLP report for 2014 follow.

 GE 2014 FORM 10-K  124

REPORTS

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2014, based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. Their report follows.

/s/ Jeffrey R. Immelt	/s/ Jeffrey S. Bornstein
Jeffrey R. Immelt	Jeffrey S. Bornstein
Chairman of the Board and Chief Executive Officer February 27, 2015	Senior Vice President and Chief Financial Officer

DISCLOSURE CONTROLS

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2014, and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

GE 2014 FORM 10-K  125

REPORTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareowners and Board of Directors
of General Electric Company:

We have audited the accompanying statement of financial position of General Electric Company and consolidated affiliates (the "Company") as of December 31, 2014 and 2013, and the related statements of earnings, comprehensive income, changes in shareowners' equity and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of General Electric Company and consolidated affiliates as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Our audits of the consolidated financial statements were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The accompanying consolidating information appearing on pages 129, 133 and 135 is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations and cash flows of the individual entities. The consolidating information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

/s/ KPMG LLP
KPMG LLP
Stamford, Connecticut
 February 27, 2015

GE 2014 FORM 10-K  126

FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS AND NOTES

Statement of Earnings		128
Consolidated Statement of Comprehensive Income		130
Consolidated Statement of Changes in Shareowners' Equity		131
Statement of Financial Position		132
Statement of Cash Flows		134
Notes to Consolidated Financial Statements
1	Basis of Presentation and Summary of Significant Accounting Policies	136
2	Assets and Liabilities of Businesses Held for Sale and Discontinued Operations	149
3	Investment Securities	154
4	Current Receivables	158
5	Inventories	158
6	GECC Financing Receivables and Allowance for Losses on Financing Receivables	159
7	Property, Plant and Equipment	163
8	Acquisitions, Goodwill and Other Intangible Assets	164
9	All Other Assets	168
10	Borrowings and Bank Deposits	169
11	Investment Contracts, Insurance Liabilities and Insurance Annuity Benefits	170
12	Postretirement Benefit Plans	171
13	All Other Liabilities	181
14	Income Taxes	182
15	Shareowners' Equity	186
16	Other Stock-related Information	191
17	Other Income	193
18	GECC Revenues from Services	194
19	Supplemental Cost Information	194
20	Earnings Per Share Information	196
21	Fair Value Measurements	196
22	Financial Instruments	201
23	Variable Interest Entities	206
24	Commitments, Product Warranties and Guarantees	209
25	Supplemental Cash Flows Information	211
26	Intercompany Transactions	212
27	Supplemental Information About the Credit Quality of Financing Receivables and Allowance for Losses on Financing Receivables	213
28	Operating Segments	221
29	Quarterly Information (unaudited)	224

GE 2014 FORM 10-K  127

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS
		General Electric Company
		and consolidated affiliates
For the years ended December 31 (In millions; per-share amounts in dollars)	2014	2013	2012

Revenues and other income
Sales of goods	$76,568	$71,873	$72,991
Sales of services	30,190	28,669	27,158
Other income (Note 17)	778	3,108	2,563
GECC earnings from continuing operations	-	-	-
GECC revenues from services (Note 18)	41,053	42,395	43,972
Total revenues and other income	148,589	146,045	146,684

Costs and expenses (Note 19)
Cost of goods sold	61,257	57,867	56,785
Cost of services sold	20,054	19,274	17,525
Interest and other financial charges	9,482	10,116	12,407
Investment contracts, insurance losses and
insurance annuity benefits	2,548	2,676	2,857
Provision for losses on financing receivables (Note 6)	3,993	4,818	3,832
Other costs and expenses	34,026	35,143	35,897
Total costs and expenses	131,360	129,894	129,303

Earnings from continuing operations
before income taxes	17,229	16,151	17,381
Benefit (provision) for income taxes (Note 14)	(1,772)	(676)	(2,534)
Earnings from continuing operations	15,457	15,475	14,847
Earnings (loss) from discontinued operations,
net of taxes (Note 2)	(112)	(2,120)	(983)
Net earnings	15,345	13,355	13,864
Less net earnings (loss) attributable to noncontrolling interests	112	298	223
Net earnings attributable to the Company	15,233	13,057	13,641
Preferred stock dividends declared	-	-	-
Net earnings attributable to GE common shareowners	$15,233	$13,057	$13,641

Amounts attributable to GE common shareowners
Earnings from continuing operations	$15,457	$15,475	$14,847
Less net earnings (loss) attributable to
noncontrolling interests	112	298	223
Earnings from continuing operations attributable
to the Company	15,345	15,177	14,624
GECC preferred stock dividends declared	-	-	-
Earnings from continuing operations attributable
to GE common shareowners	15,345	15,177	14,624
Earnings (loss) from discontinued operations, net of taxes	(112)	(2,120)	(983)
Net earnings attributable to GE common shareowners	$15,233	$13,057	$13,641

Per-share amounts (Note 20)
Earnings from continuing operations
Diluted earnings per share	$1.51	$1.47	$1.38
Basic earnings per share	$1.53	$1.48	$1.39

Net earnings
Diluted earnings per share	$1.50	$1.27	$1.29
Basic earnings per share	$1.51	$1.28	$1.29

Dividends declared per common share	$0.89	$0.79	$0.70

See Note 3 for other-than-temporary impairment amounts.

See accompanying notes.

GE 2014 FORM 10-K  128

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (CONTINUED)

For the years ended December 31	GE(a)			Financial Services (GECC)
(In millions; per-share amounts in dollars)	2014	2013	2012	2014	2013	2012

Revenues and other income
Sales of goods	$76,714	$71,951	$73,304	$121	$126	$119
Sales of services	30,594	29,063	27,571	-	-	-
Other income (Note 17)	707	2,886	2,657	-	-	-
GECC earnings from continuing operations	7,341	8,258	7,345	-	-	-
GECC revenues from services (Note 18)	-	-	-	42,604	43,941	45,245
Total revenues and other income	115,356	112,158	110,877	42,725	44,067	45,364

Costs and expenses (Note 19)
Cost of goods sold	61,420	57,962	57,118	104	108	99
Cost of services sold	20,457	19,668	17,938	-	-	-
Interest and other financial charges	1,579	1,333	1,353	8,397	9,267	11,596
Investment contracts, insurance losses and
insurance annuity benefits	-	-	-	2,678	2,779	2,984
Provision for losses on financing receivables (Note 6)	-	-	-	3,993	4,818	3,832
Other costs and expenses	14,971	16,105	17,671	19,912	19,776	18,924
Total costs and expenses	98,427	95,068	94,080	35,084	36,748	37,435

Earnings from continuing operations
before income taxes	16,929	17,090	16,797	7,641	7,319	7,929
Benefit (provision) for income taxes (Note 14)	(1,634)	(1,668)	(2,013)	(138)	992	(521)
Earnings from continuing operations	15,295	15,422	14,784	7,503	8,311	7,408
Earnings (loss) from discontinued operations,
net of taxes (Note 2)	(112)	(2,120)	(983)	(107)	(2,054)	(1,130)
Net earnings	15,183	13,302	13,801	7,396	6,257	6,278
Less net earnings (loss) attributable to noncontrolling interests	(50)	245	160	162	53	63
Net earnings attributable to the Company	15,233	13,057	13,641	7,234	6,204	6,215
Preferred stock dividends declared	-	-	-	(322)	(298)	(123)
Net earnings attributable to GE common shareowners	$15,233	$13,057	$13,641	$6,912	$5,906	$6,092

Amounts attributable to GE common shareowners:
Earnings from continuing operations	$15,295	$15,422	$14,784	$7,503	$8,311	$7,408
Less net earnings (loss) attributable to
noncontrolling interests	(50)	245	160	162	53	63
Earnings from continuing operations attributable
to the Company	15,345	15,177	14,624	7,341	8,258	7,345
GECC preferred stock dividends declared	-	-	-	(322)	(298)	(123)
Earnings from continuing operations attributable
to GE common shareowners	15,345	15,177	14,624	7,019	7,960	7,222
Earnings (loss) from discontinued operations, net of taxes	(112)	(2,120)	(983)	(107)	(2,054)	(1,130)
Net earnings attributable to GE common shareowners	$15,233	$13,057	$13,641	$6,912	$5,906	$6,092

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis. See Note 1.

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
GE 2014 FORM 10-K  129

FINANCIAL STATEMENTS

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

For the years ended December 31 (In millions)	2014	2013	2012

Net earnings	$15,345	$13,355	$13,864
Less net earnings (loss) attributable to noncontrolling interests	112	298	223
Net earnings attributable to the Company	$15,233	$13,057	$13,641

Other comprehensive income (loss)
Investment securities	$708	$(374)	$705
Currency translation adjustments	(2,729)	(308)	300
Cash flow hedges	234	467	453
Benefit plans	(7,279)	11,300	2,299
Other comprehensive income (loss)	(9,066)	11,085	3,757
Less other comprehensive income (loss) attributable to noncontrolling interests	(14)	(25)	13
Other comprehensive income (loss) attributable to the Company	$(9,052)	$11,110	$3,744

Comprehensive income	$6,279	$24,440	$17,621
Less comprehensive income (loss) attributable to noncontrolling interests	98	273	236
Comprehensive income attributable to the Company	$6,181	$24,167	$17,385

Amounts presented net of taxes. See Note 15 for further information about other comprehensive income and noncontrolling interests.

See accompanying notes.

GE 2014 FORM 10-K  130
>

FINANCIAL STATEMENTS

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY

(In millions)	2014	2013	2012

GE shareowners' equity balance at January 1	$130,566	$123,026	$116,438
Increases from net earnings attributable to the Company	15,233	13,057	13,641
Dividends and other transactions with shareowners	(8,951)	(8,061)	(7,372)
Other comprehensive income (loss) attributable to the Company	(9,052)	11,110	3,744
Net sales (purchases) of shares for treasury	(32)	(7,990)	(2,802)
Changes in other capital	395	(576)	(623)
Ending balance at December 31	128,159	130,566	123,026
Noncontrolling interests	8,674	6,217	5,444
Total equity balance at December 31	$136,833	$136,783	$128,470

See Note 15 for further information about changes in shareowners' equity.

See accompanying notes.

GE 2014 FORM 10-K  131

FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL POSITION
	General Electric Company
	and consolidated affiliates
At December 31 (In millions, except share amounts)	2014	2013

Assets
Cash and equivalents	$90,208	$88,555
Investment securities (Note 3)	47,907	43,981
Current receivables (Note 4)	23,237	21,388
Inventories (Note 5)	17,689	17,325
Financing receivables – net (Note 6 and 27)	224,816	241,940
Other GECC receivables	9,095	9,114
Property, plant and equipment – net (Note 7)	66,387	68,827
Investment in GECC	-	-
Goodwill (Note 8)	76,553	77,648
Other intangible assets – net (Note 8)	14,156	14,310
All other assets (Note 9)	68,225	70,808
Deferred income taxes (Note 14)	2,541	275
Assets of businesses held for sale (Note 2)	6,300	50
Assets of discontinued operations (Note 2)	1,235	2,339
Total assets(a)	$648,349	$656,560

Liabilities and equity
Short-term borrowings (Note 10)	$71,789	$77,890
Accounts payable, principally trade accounts	16,338	16,471
Progress collections and price adjustments accrued	12,537	13,125
Dividends payable	2,317	2,220
Other GE current liabilities	12,682	13,381
Non-recourse borrowings of consolidated securitization entities (Note 10)	29,938	30,124
Bank deposits (Note 10)	62,839	53,361
Long-term borrowings (Note 10)	200,414	221,665
Investment contracts, insurance liabilities and insurance annuity benefits (Note 11)	27,578	26,544
All other liabilities (Note 13)	70,484	61,057
Liabilities of businesses held for sale (Note 2)	3,375	6
Liabilities of discontinued operations (Note 2)	1,225	3,933
Total liabilities(a)	511,516	519,777

GECC preferred stock (50,000 shares outstanding at both year-end 2014 and 2013)	-	-
Common stock (10,057,380,000 and 10,060,881,000 shares outstanding at year-end 2014 and 2013, respectively)	702	702
Accumulated other comprehensive income (loss) – net attributable to GE(b)
Investment securities	1,013	307
Currency translation adjustments	(2,427)	126
Cash flow hedges	(180)	(257)
Benefit plans	(16,578)	(9,296)
Other capital	32,889	32,494
Retained earnings	155,333	149,051
Less common stock held in treasury	(42,593)	(42,561)
Total GE shareowners' equity	128,159	130,566
Noncontrolling interests(c)	8,674	6,217
Total equity (Note 15 and 16)	136,833	136,783
Total liabilities and equity	$648,349	$656,560

(a)	Our consolidated assets at December 31, 2014 included total assets of $50,453 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets included net financing receivables of $43,620 million and investment securities of $3,374 million. Our consolidated liabilities at December 31, 2014 included liabilities of certain VIEs for which the VIE creditors do not have recourse to GE. These liabilities included non-recourse borrowings of consolidated securitization entities (CSEs) of $28,664 million. See Note 23.
(b)	The sum of accumulated other comprehensive income (loss) (AOCI) attributable to the Company was $(18,172) million and $(9,120) million at December 31, 2014 and 2013, respectively.
(c)	Included AOCI attributable to noncontrolling interests of $(194) million and $(180) million at December 31, 2014 and 2013, respectively.

See accompanying notes.

GE 2014 FORM 10-K  132

FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL POSITION (CONTINUED)
	GE(a)		Financial Services (GECC)
At December 31 (In millions, except share amounts)	2014	2013	2014	2013

Assets
Cash and equivalents	$15,916	$13,682	$74,292	$74,873
Investment securities (Note 3)	84	323	47,827	43,662
Current receivables (Note 4)	11,513	10,970	-	-
Inventories (Note 5)	17,639	17,257	50	68
Financing receivables – net (Note 6 and 27)	-	-	237,018	253,029
Other GECC receivables	-	-	16,683	16,513
Property, plant and equipment – net (Note 7)	17,207	17,574	49,570	51,607
Investment in GECC	82,549	77,745	-	-
Goodwill (Note 8)	51,527	51,453	25,026	26,195
Other intangible assets – net (Note 8)	12,984	13,180	1,176	1,136
All other assets (Note 9)	24,680	23,708	43,875	47,366
Deferred income taxes	8,772	5,061	(6,231)	(4,786)
Assets of businesses held for sale (Note 2)	2,805	-	3,474	50
Assets of discontinued operations (Note 2)	10	9	1,225	2,330
Total assets	$245,686	$230,962	$493,985	$512,043

Liabilities and equity
Short-term borrowings (Note 10)	$3,872	$1,841	$68,780	$77,298
Accounts payable, principally trade accounts	16,511	16,353	6,177	6,549
Progress collections and price adjustments accrued	12,550	13,152	-	-
Dividends payable	2,317	2,220	-	-
Other GE current liabilities	12,681	13,381	-	-
Non-recourse borrowings of consolidated securitization entities (Note 10)	-	-	29,938	30,124
Bank deposits (Note 10)	-	-	62,839	53,361
Long-term borrowings (Note 10)	12,468	11,515	187,991	210,279
Investment contracts, insurance liabilities and insurance annuity benefits (Note 11)	-	-	28,027	26,979
All other liabilities (Note 13)	54,662	40,955	16,313	20,531
Liabilities of businesses held for sale (Note 2)	1,504	-	2,434	6
Liabilities of discontinued operations (Note 2)	137	143	1,088	3,790
Total liabilities	116,702	99,560	403,587	428,917

GECC preferred stock (50,000 shares outstanding at year-end both 2014 and 2013)	-	-	-	-
Common stock (10,057,380,000 and 10,060,881,000
shares outstanding at year-end both 2014 and 2013, respectively)	702	702	-	-
Accumulated other comprehensive income (loss) - net attributable to GE
Investment securities	1,013	307	1,010	309
Currency translation adjustments	(2,427)	126	(838)	(687)
Cash flow hedges	(180)	(257)	(172)	(293)
Benefit plans	(16,578)	(9,296)	(577)	(363)
Other capital	32,889	32,494	32,999	32,563
Retained earnings	155,333	149,051	55,077	51,165
Less common stock held in treasury	(42,593)	(42,561)	-	-
Total GE shareowners' equity	128,159	130,566	87,499	82,694
Noncontrolling interests	825	836	2,899	432
Total equity (Note 15 and 16)	128,984	131,402	90,398	83,126
Total liabilities and equity	$245,686	$230,962	$493,985	$512,043

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis. See Note 1.

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

GE 2014 FORM 10-K  133

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS	General Electric Company
	and consolidated affiliates
For the years ended December 31 (In millions)	2014	2013	2012

Cash flows – operating activities
Net earnings	$15,345	$13,355	$13,864
Less net earnings (loss) attributable to noncontrolling interests	112	298	223
Net earnings attributable to the Company	15,233	13,057	13,641
(Earnings) loss from discontinued operations	112	2,120	983
Adjustments to reconcile net earnings attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property,
plant and equipment	9,283	9,762	9,192
Earnings from continuing operations retained by GECC	-	-	-
Deferred income taxes	(1,186)	(3,295)	(1,152)
Decrease (increase) in GE current receivables	(1,913)	(485)	(879)
Decrease (increase) in inventories	(872)	(1,368)	(1,274)
Increase (decrease) in accounts payable	305	360	(437)
Increase (decrease) in GE progress collections	(515)	1,893	(920)
Provision for losses on GECC financing receivables	3,993	4,818	3,832
All other operating activities	3,075	2,175	8,029
Cash from (used for) operating activities – continuing operations	27,515	29,037	31,015
Cash from (used for) operating activities – discontinued operations	195	(458)	316
Cash from (used for) operating activities	27,710	28,579	31,331

Cash flows – investing activities
Additions to property, plant and equipment	(13,727)	(13,458)	(15,119)
Dispositions of property, plant and equipment	6,262	5,883	6,184
Net decrease (increase) in GECC financing receivables	(4,267)	2,715	6,979
Proceeds from sale of discontinued operations	232	528	227
Proceeds from principal business dispositions	2,950	3,324	3,618
Proceeds from sale of equity interest in NBCU LLC	-	16,699	-
Net cash from (payments for) principal businesses purchased	(2,639)	(1,642)	(1,456)
All other investing activities	6,447	14,625	11,157
Cash from (used for) investing activities – continuing operations	(4,742)	28,674	11,590
Cash from (used for) investing activities – discontinued operations	(288)	443	(288)
Cash from (used for) investing activities	(5,030)	29,117	11,302

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	(6,112)	(14,230)	(2,231)
Net increase (decrease) in bank deposits	13,286	2,197	2,450
Newly issued debt (maturities longer than 90 days)	37,548	45,392	63,019
Repayments and other reductions (maturities longer than 90 days)	(53,380)	(61,461)	(103,942)
Proceeds from issuance of GECC preferred stock	-	990	3,960
Net dispositions (purchases) of GE shares for treasury	(1,218)	(9,278)	(4,164)
Dividends paid to shareowners	(8,851)	(7,821)	(7,189)
Proceeds from initial public offering of Synchrony Financial	2,842	-	-
All other financing activities	(1,067)	(1,418)	(2,958)
Cash from (used for) financing activities – continuing operations	(16,952)	(45,629)	(51,055)
Cash from (used for) financing activities – discontinued operations	(6)	56	(19)
Cash from (used for) financing activities	(16,958)	(45,573)	(51,074)
Effect of currency exchange rate changes on cash and equivalents	(3,492)	(795)	1,278
Increase (decrease) in cash and equivalents	2,230	11,328	(7,163)
Cash and equivalents at beginning of year	88,787	77,459	84,622
Cash and equivalents at end of year	91,017	88,787	77,459
Less cash and equivalents of discontinued operations
at end of year	133	232	191
Cash and equivalents of continuing operations at end of year	$90,884	$88,555	$77,268
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(9,560)	$(8,988)	$(12,717)
Cash recovered (paid) during the year for income taxes	(2,955)	(2,487)	(3,237)

See accompanying notes.

GE 2014 FORM 10-K  134

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS (CONTINUED)
	GE(a)			Financial Services (GECC)
For the years ended December 31 (In millions)	2014	2013	2012	2014	2013	2012

Cash flows – operating activities
Net earnings	$15,183	$13,302	$13,801	$7,396	$6,257	$6,278
Less net earnings (loss) attributable to noncontrolling interests	(50)	245	160	162	53	63
Net earnings attributable to the Company	15,233	13,057	13,641	7,234	6,204	6,215
(Earnings) loss from discontinued operations	112	2,120	983	107	2,054	1,130
Adjustments to reconcile net earnings attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property,
plant and equipment	2,508	2,449	2,291	6,859	7,313	6,901
Earnings from continuing operations retained by GECC(b)	(4,341)	(2,273)	(919)	-	-	-
Deferred income taxes	(476)	(2,571)	(294)	(710)	(724)	(858)
Decrease (increase) in GE current receivables	(473)	(1,432)	1,105	-	-	-
Decrease (increase) in inventories	(877)	(1,351)	(1,204)	27	33	(27)
Increase (decrease) in accounts payable	884	809	158	(2)	73	(880)
Increase (decrease) in GE progress collections	(528)	1,919	(920)	-	-	-
Provision for losses on GECC financing receivables	-	-	-	3,993	4,818	3,832
All other operating activities	3,129	1,528	2,985	240	99	5,418
Cash from (used for) operating activities – continuing operations	15,171	14,255	17,826	17,748	19,870	21,731
Cash from (used for) operating activities – discontinued operations	(2)	(2)	-	197	(456)	316
Cash from (used for) operating activities	15,169	14,253	17,826	17,945	19,414	22,047

Cash flows – investing activities
Additions to property, plant and equipment	(3,970)	(3,680)	(3,937)	(10,410)	(9,978)	(11,879)
Dispositions of property, plant and equipment	-	-	-	6,284	5,883	6,184
Net decrease (increase) in GECC financing receivables	-	-	-	(5,689)	3,589	5,490
Proceeds from sale of discontinued operations	-	-	-	232	528	227
Proceeds from principal business dispositions	602	1,316	540	2,320	1,983	2,863
Proceeds from sale of equity interest in NBCU LLC	-	16,699	-	-	-	-
Net cash from (payments for) principal businesses purchased	(2,091)	(8,026)	(1,456)	(548)	6,384	-
All other investing activities	(447)	(1,488)	(564)	6,997	14,972	11,794
Cash from (used for) investing activities – continuing operations	(5,906)	4,821	(5,417)	(814)	23,361	14,679
Cash from (used for) investing activities – discontinued operations	2	2	-	(290)	441	(288)
Cash from (used for) investing activities	(5,904)	4,823	(5,417)	(1,104)	23,802	14,391

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	243	949	(890)	(6,781)	(13,892)	(1,401)
Net increase (decrease) in bank deposits	-	-	-	13,286	2,197	2,450
Newly issued debt (maturities longer than 90 days)	3,084	512	6,961	34,464	44,888	55,841
Repayments and other reductions (maturities longer than 90 days)	(323)	(5,032)	(34)	(53,057)	(56,429)	(103,908)
Proceeds from issuance of GECC preferred stock	-	-	-	-	990	3,960
Net dispositions (purchases) of GE shares for treasury	(1,218)	(9,278)	(4,164)	-	-	-
Dividends paid to shareowners	(8,851)	(7,821)	(7,189)	(3,322)	(6,283)	(6,549)
Proceeds from initial public offering of Synchrony Financial	-	-	-	2,842	-	-
All other financing activities	346	(211)	32	(1,091)	(909)	(2,867)
Cash from (used for) financing activities – continuing operations	(6,719)	(20,881)	(5,284)	(13,659)	(29,438)	(52,474)
Cash from (used for) financing activities – discontinued operations	-	-	-	(6)	56	(19)
Cash from (used for) financing activities	(6,719)	(20,881)	(5,284)	(13,665)	(29,382)	(52,493)
Effect of currency exchange rate changes on cash and equivalents	(312)	(22)	2	(3,180)	(773)	1,276
Increase (decrease) in cash and equivalents	2,234	(1,827)	7,127	(4)	13,061	(14,779)
Cash and equivalents at beginning of year	13,682	15,509	8,382	75,105	62,044	76,823
Cash and equivalents at end of year	15,916	13,682	15,509	75,101	75,105	62,044
Less cash and equivalents of discontinued operations
at end of year	-	-	-	133	232	191
Cash and equivalents of continuing operations at end of year	$15,916	$13,682	$15,509	$74,968	$74,873	$61,853
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(1,215)	$(1,132)	$(1,182)	$(8,910)	$(8,146)	$(12,172)
Cash recovered (paid) during the year for income taxes	(1,337)	(4,753)	(2,987)	(1,618)	2,266	(250)

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis.

(b)	Represents GECC earnings from continuing operations attributable to the Company, net of GECC dividends paid to GE.

In the consolidating data on this page, "GE" means the basis of consolidation as described in Note 1 to the consolidated financial statements; "GECC" means General Electric Capital Corporation and all of its affiliates and associated companies. Separate information is shown for "GE" and "GECC." Transactions between GE and GECC have been eliminated from the "General Electric Company and consolidated affiliates" columns on the prior page and are discussed in Note 26.

See Note 25 for supplemental information regarding the Statement of Cash Flows

GE 2014 FORM 10-K  135

FINANCIAL STATEMENTS	PRESENTATION & POLICIES

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

Where we hold current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE's economic performance combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in that VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. When changes occur to the design of an entity, we reconsider whether it is subject to the VIE model. We continuously evaluate whether we have a controlling financial interest in a VIE.

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

Associated companies are unconsolidated VIEs and other entities in which we do not have a controlling financial interest, but over which we have significant influence, most often because we hold a voting interest of 20% to 50%. Associated companies are accounted for as equity method investments. Results of associated companies are presented on a one-line basis. Investments in, and advances to, associated companies are presented on a one-line basis in the caption "All other assets" in our Statement of Financial Position, net of allowance for losses, which represents our best estimate of probable losses inherent in such assets.

SYNCHRONY FINANCIAL INITIAL PUBLIC OFFERING

On August 5, 2014, we completed the initial public offering (IPO) of our North American Retail Finance business, Synchrony Financial, as a first step in a planned, staged exit from that business. Synchrony Financial closed the IPO of 125 million shares of common stock at a price to the public of $23.00 per share and on September 3, 2014, Synchrony Financial issued an additional 3.5 million shares of common stock pursuant to an option granted to the underwriters in the IPO (Underwriters' Option). We received net proceeds from the IPO and the Underwriters' Option of $2,842 million, which remain at Synchrony Financial. Following the closing of the IPO and the Underwriters' Option, we currently own approximately 85% of Synchrony Financial and as a result, GECC continues to consolidate the business. The 15% is presented as noncontrolling interests. In addition, in August 2014, Synchrony Financial completed issuances of $3,593 million of senior unsecured debt with maturities up to 10 years and $8,000 million of unsecured term loans maturing in 2019, and in October 2014 completed issuances of $750 million of unsecured term loans maturing in 2019 under the New Bank Term Loan Facility with third party lenders. Subsequent to December 31, 2014 through February 13, 2015, Synchrony Financial issued an additional $1,000 million of senior unsecured debt maturing in 2020.

GE 2014 FORM 10-K  136

FINANCIAL STATEMENTS	PRESENTATION & POLICIES

FINANCIAL STATEMENT PRESENTATION

We have reclassified certain prior-year amounts to conform to the current-year's presentation.

Financial data and related measurements are presented in the following categories:

GE. This represents the adding together of all affiliates other than General Electric Capital Corporation (GECC), whose continuing operations are presented on a one-line basis, giving effect to the elimination of transactions among such affiliates.

GECC. This represents the adding together of all affiliates of GECC, giving effect to the elimination of transactions among such affiliates.

Consolidated. This represents the adding together of GE and GECC, giving effect to the elimination of transactions between GE and GECC.

Operating Segments. These comprise our eight businesses, focused on the broad markets they serve: Power & Water, Oil & Gas, Energy Management, Aviation, Healthcare, Transportation, Appliances & Lighting and GE Capital.

Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations. Certain of our operations have been presented as discontinued. See Note 2.

The effects of translating to U.S. dollars the financial statements of non-U.S. affiliates whose functional currency is the local currency are included in shareowners' equity. Asset and liability accounts are translated at year-end exchange rates, while revenues and expenses are translated at average rates for the respective periods.

Preparing financial statements in conformity with GAAP requires us to make estimates based on assumptions about current, and for some estimates future, economic and market conditions (for example, unemployment, market liquidity, the real estate market, etc.), which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that in 2015 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in future impairments of investment securities, goodwill, intangibles and long-lived assets, incremental losses on financing receivables, establishment of valuation allowances on deferred tax assets and increased tax liabilities.

SALES OF GOODS AND SERVICES

We record all sales of goods and services only when a firm sales agreement is in place, delivery has occurred or services have been rendered and collectability of the fixed or determinable sales price is reasonably assured.

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
GE 2014 FORM 10-K  137

FINANCIAL STATEMENTS	PRESENTATION & POLICIES

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

GE 2014 FORM 10-K  138

FINANCIAL STATEMENTS	PRESENTATION & POLICIES

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

We resume accruing interest on nonaccrual, non-restructured commercial loans only when (a) payments are brought current according to the loan's original terms and (b) future payments are reasonably assured. When we agree to restructured terms with the borrower, we resume accruing interest only when it is reasonably assured that we will recover full contractual payments, and such loans pass underwriting reviews equivalent to those applied to new loans. We resume accruing interest on nonaccrual consumer loans when the customer's account is less than 90 days past due and collection of such amounts is probable. Interest accruals on modified consumer loans that are not considered to be troubled debt restructurings (TDRs) may return to current status (re-aged) only after receipt of at least three consecutive minimum monthly payments or the equivalent cumulative amount, subject to a re-aging limitation of once a year, or twice in a five-year period.

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

GE 2014 FORM 10-K  139

FINANCIAL STATEMENTS	PRESENTATION & POLICIES

The cost of individually significant customer relationships is amortized in proportion to estimated total related sales; cost of other intangible assets is generally amortized on a straight-line basis over the asset's estimated economic life. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. See Notes 7 and 8.

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

The vast majority of our Consumer and a portion of our Commercial Lending and Leasing (CLL) nonaccrual receivables are excluded from this definition, as they represent smaller-balance homogeneous loans that we evaluate collectively by portfolio for impairment.

Impaired loans include nonaccrual receivables on larger-balance or restructured loans, loans that are currently paying interest under the cash basis and loans paying currently that had been previously restructured.

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

"Troubled debt restructurings" (TDRs) are those loans for which we have granted a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation. Such loans are classified as impaired, and are individually reviewed for specific reserves.

"Nonaccrual financing receivables" are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due, with the exception of consumer credit card accounts, for which we continue to accrue interest until the accounts are written off in the period that the account becomes 180 days past due. Although we stop accruing interest in advance of payments, we recognize interest income as cash is collected when appropriate provided the amount does not exceed that which would have been earned at the historical effective interest rate. Recently restructured financing receivables are not considered delinquent when payments are brought current according to the restructured terms, but may remain classified as nonaccrual until there has been a period of satisfactory payment performance by the borrower and future payments are reasonably assured of collection.

"Delinquent" receivables are those that are 30 days or more past due based on their contractual terms.

GE 2014 FORM 10-K  140

FINANCIAL STATEMENTS	PRESENTATION & POLICIES

The same financing receivable may meet more than one of the definitions above. Accordingly, these categories are not mutually exclusive and it is possible for a particular loan to meet the definitions of a TDR, impaired loan and nonaccrual loan and be included in each of these categories. The categorization of a particular loan also may not be indicative of the potential for loss.

Our consumer loan portfolio consists of smaller-balance, homogeneous loans, including credit card receivables, installment loans, auto loans and leases and residential mortgages. We collectively evaluate each portfolio for impairment quarterly. The allowance for losses on these receivables is established through a process that estimates the probable losses inherent in the portfolio based upon statistical analyses of portfolio data. These analyses include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with other analyses that reflect current trends and conditions. We also consider our historical loss experience to date based on actual defaulted loans and overall portfolio indicators including nonaccrual loans, trends in loan volume and lending terms, credit policies and other observable environmental factors such as unemployment rates and home price indices.

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

For larger-balance, non-homogeneous loans and leases, we consider the financial status, payment history, collateral value, industry conditions and guarantor support related to specific customers. Any delinquencies or bankruptcies are indications of potential impairment requiring further assessment of collectability. We routinely receive financial as well as rating agency reports on our customers, and we elevate for further attention those customers whose operations we judge to be marginal or deteriorating. We also elevate customers for further attention when we observe a decline in collateral values for asset-based loans. While collateral values are not always available, when we observe such a decline, we evaluate relevant markets to assess recovery alternatives – for example, for real estate loans, relevant markets are local; for commercial aircraft loans, relevant markets are global.

Measurement of the loss on our impaired commercial loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of collateral, net of expected selling costs, if the loan is determined to be collateral dependent. We determine whether a loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. Our review process can often result in reserves being established in advance of a modification of terms or designation as a TDR. After providing for specific incurred losses, we then determine an allowance for losses that have been incurred in the balance of the portfolio but cannot yet be identified to a specific loan or lease. This estimate is based upon various statistical analyses considering historical and projected default rates and loss severity and aging, as well as our view on current market and economic conditions. It is prepared by each respective line of business. For Real Estate, this includes assessing the probability of default and the loss given default based on loss history of our portfolio for loans with similar loan metrics and attributes.

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
GE 2014 FORM 10-K  141

FINANCIAL STATEMENTS	PRESENTATION & POLICIES

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

For commercial loans, we evaluate changes in terms and conditions to determine whether those changes meet the criteria for classification as a TDR on a loan-by-loan basis. In CLL, these changes primarily include: changes to covenants, short-term payment deferrals and maturity extensions. For these changes, we receive economic consideration, including additional fees and/or increased interest rates, and evaluate them under our normal underwriting standards and criteria. Changes to Real Estate's loans primarily include maturity extensions, principal payment acceleration, changes to collateral terms, and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all of the relevant facts and circumstances. When the borrower is experiencing financial difficulty, we carefully evaluate these changes to determine whether they meet the form of a concession. In these circumstances, if the change is deemed to be a concession, we classify the loan as a TDR.

When we repossess collateral in satisfaction of a loan, we write down the receivable against the allowance for losses. Repossessed collateral is included in the caption "All other assets" in the Statement of Financial Position and carried at the lower of cost or estimated fair value less costs to sell.

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

GE 2014 FORM 10-K  142

FINANCIAL STATEMENTS	PRESENTATION & POLICIES

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

INVESTMENT SECURITIES

We report investments in debt and marketable equity securities, and certain other equity securities, at fair value. See Note 21 for further information on fair value. Unrealized gains and losses on available-for-sale investment securities are included in shareowners' equity, net of applicable taxes and other adjustments. We regularly review investment securities for impairment using both quantitative and qualitative criteria.

For debt securities, if we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether we do not expect to recover the amortized cost basis of the security, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. We also evaluate quantitative criteria including determining whether there has been an adverse change in expected future cash flows. If we do not expect to recover the entire amortized cost basis of the security, we consider the security to be other-than-temporarily impaired, and we record the difference between the security's amortized cost basis and its recoverable amount in earnings and the difference between the security's recoverable amount and fair value in other comprehensive income. If we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, the security is also considered other-than-temporarily impaired and we recognize the entire difference between the security's amortized cost basis and its fair value in earnings. For equity securities, we consider the length of time and magnitude of the amount that each security is in an unrealized loss position. If we do not expect to recover the entire amortized cost basis of the security, we consider the security to be other-than-temporarily impaired, and we record the difference between the security's amortized cost basis and its fair value in earnings.

Realized gains and losses are accounted for on the specific identification method. Unrealized gains and losses on investment securities classified as trading and certain retained interests are included in earnings.

INVENTORIES

All inventories are stated at the lower of cost or realizable values. Cost for a significant portion of GE U.S. inventories is determined on a last-in, first-out (LIFO) basis. Cost of other GE inventories is determined on a first-in, first-out (FIFO) basis. LIFO was used for 40% and 39% of GE inventories at 2014 and 2013, respectively.
GE 2014 FORM 10-K  143

FINANCIAL STATEMENTS	PRESENTATION & POLICIES

GOODWILL AND OTHER INTANGIBLE ASSETS

We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level. A reporting unit is the operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. We recognize an impairment charge if the carrying amount of a reporting unit exceeds its fair value and the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill. We use a market approach, when available and appropriate, or the income approach, or a combination of both to establish fair values. When a portion of a reporting unit is disposed, goodwill is allocated to the gain or loss on disposition based on the relative fair values of the business or businesses disposed and the portion of the reporting unit that will be retained.

We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. The cost of intangible assets is generally amortized on a straight-line basis over the asset's estimated economic life, except that individually significant customer-related intangible assets are amortized in relation to total related sales. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested annually for impairment and written down to fair value as required.

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

GE 2014 FORM 10-K  144

FINANCIAL STATEMENTS	PRESENTATION & POLICIES

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

GE 2014 FORM 10-K  145

FINANCIAL STATEMENTS	PRESENTATION & POLICIES

Annually, we conduct reviews of our primary pricing vendor to validate that the inputs used in that vendor's pricing process are deemed to be market observable as defined in the standard. While we are not provided access to proprietary models of the vendor, our reviews have included on-site walk-throughs of the pricing process, methodologies and control procedures for each asset class and level for which prices are provided. Our reviews also include an examination of the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels and various durations, a process we perform each reporting period. In addition, the pricing vendor has an established challenge process in place for all security valuations, which facilitates identification and resolution of potentially erroneous prices. We believe that the prices received from our pricing vendor are representative of prices that would be received to sell the assets at the measurement date (exit prices) and are classified appropriately in the hierarchy.

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

GE 2014 FORM 10-K  146

FINANCIAL STATEMENTS	PRESENTATION & POLICIES

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

ACCOUNTING CHANGES

In the second quarter of 2014, the Company elected to early adopt Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for reporting discontinued operations. To be classified as a discontinued operation, the disposal of a component or group of components must represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The ASU also expands the disclosure requirements for those transactions that meet the new criteria to be classified as discontinued operations. The revised accounting guidance applies prospectively to all disposals (or classifications as held for sale) of components of an entity and for businesses that, upon acquisition, are classified as held for sale on or after adoption. Early adoption is permitted for disposals (or classifications as held for sale) that have not been previously reported in financial statements. The effects of applying the revised guidance will vary based upon the nature and size of future disposal transactions. It is expected that fewer disposal transactions will meet the new criteria to be reported as discontinued operations.
GE 2014 FORM 10-K  147

FINANCIAL STATEMENTS	PRESENTATION & POLICIES

On January 1, 2014, we adopted ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. Under the revised guidance, the entire amount of the cumulative translation adjustment associated with the foreign entity will be released into earnings in the following circumstances: (a) the sale of a subsidiary or group of net assets within a foreign entity that represents a complete or substantially complete liquidation of that entity, (b) the loss of a controlling financial interest in an investment in a foreign entity, or (c) when the accounting for an investment in a foreign entity changes from the equity method to full consolidation. The revised guidance applies prospectively to transactions or events occurring on or after January 1, 2014.

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

On January 1, 2012, we adopted ASU 2011-05, an amendment to Accounting Standards Codification (ASC) 220, Comprehensive Income. ASU 2011-05 introduced a new statement, the Consolidated Statement of Comprehensive Income. The amendments affect only the display of those components of equity categorized as other comprehensive income and do not change existing recognition and measurement requirements that determine net earnings.

On January 1, 2012, we adopted ASU 2011-04, an amendment to ASC 820, Fair Value Measurements. ASU 2011-04 clarifies or changes the application of existing fair value measurements, including: that the highest and best use valuation premise in a fair value measurement is relevant only when measuring the fair value of nonfinancial assets; that a reporting entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds that instrument as an asset; to permit an entity to measure the fair value of certain financial instruments on a net basis rather than based on its gross exposure when the reporting entity manages its financial instruments on the basis of such net exposure; that in the absence of a Level 1 input, a reporting entity should apply premiums and discounts when market participants would do so when pricing the asset or liability consistent with the unit of account; and that premiums and discounts related to size as a characteristic of the reporting entity's holding are not permitted in a fair value measurement. Adopting these amendments had no effect on the financial statements.
GE 2014 FORM 10-K  148

FINANCIAL STATEMENTS	HELD FOR SALE & DISCONTINUED OPERATIONS

NOTE 2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

In the fourth quarter of 2014, we signed an agreement to sell our Signaling business at Transportation, with assets of $267 million and liabilities of $148 million to Alstom for approximately $800 million, and our consumer finance business Budapest Bank, with assets of $3,474 million and liabilities of $2,434 million to Hungary's government. The transactions remain subject to customary closing conditions and regulatory approvals, and are targeted to close in 2015.

In the third quarter of 2014, we signed an agreement to sell our Appliances business with assets of $2,538 million and liabilities of $1,356 million to Electrolux for approximately $3,300 million. The transaction remains subject to customary closing conditions and regulatory approvals, and is targeted to close in 2015.

In the second quarter of 2014, we committed to sell GE Money Bank AB, our consumer finance business in Sweden, Denmark and Norway (GEMB-Nordic). We completed the sale on November 6, 2014 for proceeds of $2,320 million.

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

FINANCIAL INFORMATION FOR ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

December 31 (In millions)	2014	2013

Assets
Cash and equivalents	$676	$5
Investment securities	448	7
Current receivables(a)	180	-
Inventories	588	-
Financing receivables – net	2,144	-
Property, plant, and equipment – net	1,015	-
Goodwill	539	24
Intangible assets – net	170	2
Other	540	12
Assets of businesses held for sale	$6,300	$50

Liabilities
Accounts payable(a)	$510	$1
Other current liabilities	348	-
Bank deposits	1,931	-
Other	586	5
Liabilities of businesses held for sale	$3,375	$6

(a)	Certain transactions at our Appliances and Signaling businesses are made on an arms-length basis with GECC, consisting primarily of GE customer receivables sold to GECC and GECC services for material procurement. These intercompany balances included within our held for sale businesses are reported in the GE and GECC columns of our financial statements, but are eliminated in deriving our consolidated financial statements.

GE 2014 FORM 10-K  149

FINANCIAL STATEMENTS	HELD FOR SALE & DISCONTINUED OPERATIONS

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

DISCONTINUED OPERATIONS

Discontinued operations primarily comprised GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), our Commercial Lending and Leasing (CLL) trailer services business in Europe (CLL Trailer Services), our Consumer banking business in Russia (Consumer Russia) and our Consumer mortgage lending business in Ireland (Consumer Ireland). Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS

(In millions)	2014	2013	2012

Operations
Total revenues and other income (loss)	$(268)	$186	$191

Earnings (loss) from discontinued operations before income taxes	$(351)	$(494)	$(586)
Benefit (provision) for income taxes	224	155	198
Earnings (loss) from discontinued operations, net of taxes	$(127)	$(339)	$(388)

Disposal
Gain (loss) on disposal before income taxes	$14	$(2,027)	$(792)
Benefit (provision) for income taxes	1	246	197
Gain (loss) on disposal, net of taxes	$15	$(1,781)	$(595)

Earnings (loss) from discontinued operations, net of taxes(a)	$(112)	$(2,120)	$(983)

(a)	The sum of GE industrial earnings (loss) from discontinued operations, net of taxes, and GECC earnings (loss) from discontinued operations, net of taxes, is reported as GE industrial earnings (loss) from discontinued operations, net of taxes, on the Consolidated Statement of Earnings.

GE 2014 FORM 10-K  150

FINANCIAL STATEMENTS	HELD FOR SALE & DISCONTINUED OPERATIONS

December 31 (In millions)	2014	2013

Assets
Cash and equivalents	$133	$232
Financing receivables – net	-	711
Other	1,102	1,396
Assets of discontinued operations	$1,235	$2,339

Liabilities
Deferred income taxes	$237	$248
Other	988	3,685
Liabilities of discontinued operations	$1,225	$3,933

Other assets at December 31, 2014 and 2013 primarily comprised a deferred tax asset for a loss carryforward, which expires principally in 2017 and in part in 2019, related to the sale of our GE Money Japan business.

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

FINANCIAL INFORMATION FOR GE MONEY JAPAN

(In millions)	2014	2013	2012

Earnings (loss) from discontinued operations, net of taxes	$59	$(1,636)	$(649)

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

The remaining active claims have been brought by securitization trustees or administrators seeking recovery from WMC for alleged breaches of representations and warranties on mortgage loans that serve as collateral for residential mortgage-backed securities (RMBS). At December 31, 2014, such claims consisted of $3,694 million of individual claims generally submitted before the filing of a lawsuit (compared to $5,643 million at December 31, 2013) and $9,225 million of additional claims asserted against WMC in litigation without making a prior claim (Litigation Claims) (compared to $6,780 million at December 31, 2013). The total amount of these claims, $12,919 million, reflects the purchase price or unpaid principal balances of the loans at the time of purchase and does not give effect to pay downs or potential recoveries based upon the underlying collateral, which in many cases are substantial, nor to accrued interest or fees. As of December 31, 2014, these amounts do not include approximately $1,070 million of repurchase claims relating to alleged breaches of representations that are not in litigation and that are beyond the applicable statute of limitations. WMC believes that repurchase claims brought based upon representations and warranties made more than six years before WMC was notified of the claim would be disallowed in legal proceedings under applicable statutes of limitations.

GE 2014 FORM 10-K  151

FINANCIAL STATEMENTS	HELD FOR SALE & DISCONTINUED OPERATIONS

Reserves related to repurchase claims made against WMC were $809 million at December 31, 2014, reflecting a net increase to reserves in the twelve months ended December 31, 2014 of $9 million due to incremental provisions offset by settlement activity. The reserve estimate takes into account recent settlement activity and is based upon WMC's evaluation of the remaining exposures as a percentage of estimated lifetime mortgage loan losses within the pool of loans supporting each securitization. Settlements in prior periods reduced WMC's exposure on claims asserted in certain securitizations and the claim amounts reported above give effect to these settlements.

ROLLFORWARD OF THE RESERVE

December 31 (In millions)	2014	2013

Balance, beginning of period	$800	$633
Provision	365	354
Claim resolutions / rescissions	(356)	(187)
Balance, end of period	$809	$800

Given the significant litigation activity and WMC's continuing efforts to resolve the lawsuits involving claims made against WMC, it is difficult to assess whether future losses will be consistent with WMC's past experience. Adverse changes to WMC's assumptions supporting the reserve may result in an increase to these reserves. Taking into account both recent settlement activity and the potential variability of settlements, WMC estimates a range of reasonably possible loss from $0 to approximately $500 million over its recorded reserve at December 31, 2014. This estimate excludes any possible loss associated with an adverse court decision on the applicable statute of limitations, as WMC is unable at this time to develop such a meaningful estimate.
At December 31, 2014, there were 15 lawsuits involving claims made against WMC arising from alleged breaches of representations and warranties on mortgage loans included in 14 securitizations. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. Although the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase of defective mortgage loan) and/or money damages. Adverse court decisions, including in cases not involving WMC (such as the New York Court of Appeals' decision on statute of limitations, expected in 2015), could result in new claims and lawsuits on additional loans. However, WMC continues to believe that it has defenses to the claims asserted in litigation, including, for example, based on causation and materiality requirements and applicable statutes of limitations. It is not possible to predict the outcome or impact of these defenses and other factors, any of which could materially affect the amount of any loss ultimately incurred by WMC on these claims.
WMC has also received indemnification demands, nearly all of which are unspecified, from depositors/underwriters/sponsors of RMBS in connection with lawsuits brought by RMBS investors concerning alleged misrepresentations in the securitization offering documents to which WMC is not a party or, in two cases, involving mortgage loan repurchase claims made against RMBS sponsors. WMC believes that it has defenses to these demands.

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

FINANCIAL INFORMATION FOR WMC

(In millions)	2014	2013	2012

Total revenues and other income (loss)	$(291)	$(346)	$(500)

Earnings (loss) from discontinued operations, net of taxes	$(199)	$(232)	$(337)

GE 2014 FORM 10-K  152

FINANCIAL STATEMENTS	HELD FOR SALE & DISCONTINUED OPERATIONS

OTHER FINANCIAL SERVICES

During the fourth quarter of 2013, we announced the planned disposition of Consumer Russia and classified the business as discontinued operations. We completed the sale in the first quarter of 2014 for proceeds of $232 million.

FINANCIAL INFORMATION FOR CONSUMER RUSSIA

(In millions)	2014	2013	2012

Total revenues and other income (loss)	$24	$260	$276

Gain (loss) on disposal, net of taxes	$4	$(170)	$-

Earnings (loss) from discontinued operations, net of taxes	$(2)	$(193)	$33

During the first quarter of 2013, we announced the planned disposition of CLL Trailer Services and classified the business as discontinued operations. We completed the sale in the fourth quarter of 2013 for proceeds of $528 million.

FINANCIAL INFORMATION FOR CLL TRAILER SERVICES

(In millions)	2014	2013	2012

Total revenues and other income (loss)	$1	$271	$399

Gain (loss) on disposal, net of taxes	$12	$18	$-

Earnings (loss) from discontinued operations, net of taxes	$37	$(2)	$22

During the first quarter of 2012, we announced the planned disposition of Consumer Ireland and classified the business as discontinued operations. We completed the sale in the third quarter of 2012 for proceeds of $227 million.

FINANCIAL INFORMATION FOR CONSUMER IRELAND

(In millions)	2014	2013	2012

Total revenues and other income (loss)	$-	$-	$7

Gain (loss) on disposal, net of taxes	$1	$6	$(121)

Earnings (loss) from discontinued operations, net of taxes	$1	$6	$(195)

GE INDUSTRIAL

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

FINANCIAL INFORMATION FOR GE INDUSTRIAL

(In millions)	2014	2013	2012

Earnings (loss) from discontinued operations, net of taxes	$(5)	$(66)	$147

GE 2014 FORM 10-K  153

FINANCIAL STATEMENTS	INVESTMENT SECURITIES

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
	2014				2013
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
December 31 (In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

GE
Debt
U.S. corporate	$12	$-	$-	$12	$21	$14	$-	$35
Corporate – non-U.S.	1	-	-	1	13	-	(1)	12
Equity
Available-for-sale	69	4	(2)	71	302	9	(41)	270
Trading	-	-	-	-	6	-	-	6
	82	4	(2)	84	342	23	(42)	323

GECC
Debt
U.S. corporate	19,889	3,967	(69)	23,787	19,600	2,323	(217)	21,706
State and municipal	5,181	624	(56)	5,749	4,245	235	(191)	4,289
Residential mortgage-backed(a)	1,578	153	(6)	1,725	1,819	139	(48)	1,910
Commercial mortgage-backed	2,903	170	(10)	3,063	2,929	188	(82)	3,035
Asset-backed	8,084	9	(175)	7,918	7,373	60	(46)	7,387
Corporate – non-U.S.	1,380	126	(30)	1,476	1,741	103	(86)	1,758
Government – non-U.S.	1,646	152	(2)	1,796	2,336	81	(7)	2,410
U.S. government and federal
agency	1,957	56	-	2,013	752	45	(27)	770
Retained interests	20	4	-	24	64	8	-	72
Equity
Available-for-sale	197	58	(1)	254	203	51	(3)	251
Trading	22	-	-	22	74	-	-	74
	42,857	5,319	(349)	47,827	41,136	3,233	(707)	43,662

Eliminations	(4)	-	-	(4)	(4)	-	-	(4)
Total	$42,935	$5,323	$(351)	$47,907	$41,474	$3,256	$(749)	$43,981

(a)	Substantially collateralized by U.S. mortgages. At December 31, 2014, $1,191 million related to securities issued by government-sponsored entities and $534 million related to securities of private-label issuers. Securities issued by private-label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.

The fair value of investment securities increased to $47,907 million at December 31, 2014, from $43,981 million at December 31, 2013, primarily due to purchases of U.S. government and federal agency securities at Synchrony Financial, and higher net unrealized gains in U.S. corporate and State and municipal securities driven by lower interest rates in the U.S.

GE 2014 FORM 10-K  154

FINANCIAL STATEMENTS	INVESTMENT SECURITIES

ESTIMATED FAIR VALUE AND GROSS UNREALIZED LOSSES OF AVAILABLE-FOR-SALE INVESTMENT
SECURITIES

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
December 31 (In millions)	fair value(a)	losses(a)(b)	fair value	losses(b)

2014
Debt
U.S. corporate	$554	$(16)	$836	$(53)
State and municipal	81	(1)	348	(55)
Residential mortgage-backed	30	-	159	(6)
Commercial mortgage-backed	165	(1)	204	(9)
Asset-backed	7,493	(158)	77	(17)
Corporate – non-U.S.	42	(1)	237	(29)
Government – non-U.S.	677	(2)	14	-
U.S. government and federal agency	705	-	1	-
Equity	18	(3)	-	-
Total	$9,765	$(182)	$1,876	$(169)	(c)

2013
Debt
U.S. corporate	$2,170	$(122)	$598	$(95)
State and municipal	1,076	(82)	367	(109)
Residential mortgage-backed	232	(11)	430	(37)
Commercial mortgage-backed	396	(24)	780	(58)
Asset-backed	112	(2)	359	(44)
Corporate – non-U.S.	108	(4)	454	(83)
Government – non-U.S.	1,479	(6)	42	(1)
U.S. government and federal agency	229	(27)	254	-
Retained interests	2	-	-	-
Equity	253	(44)	-	-
Total	$6,057	$(322)	$3,284	$(427)

(a)	Includes the estimated fair value of and gross unrealized losses on Corporate-non-U.S. and Equity securities held by GE. At December 31, 2014, there were no Corporate-non-U.S. securities held by GE in a loss position. At December 31, 2014, the estimated fair value of and gross unrealized losses on Equity securities were $4 million and $(2) million, respectively. At December 31, 2013, the estimated fair value of and gross unrealized losses on Corporate-non-U.S. securities were $12 million and $(1) million, respectively. At December 31, 2013 the estimated fair value of and gross unrealized losses on Equity securities were $222 million and $(41) million, respectively.
(b)	Included gross unrealized losses related to securities that had other-than-temporary impairments previously recognized of $29 million at December 31, 2014.
(c)	The majority relate to debt securities held to support obligations to holders of GICs and more than 70% are debt securities that were considered to be investment-grade by the major rating agencies at December 31, 2014.

We regularly review investment securities for other-than-temporary impairment (OTTI) using both qualitative and quantitative criteria. For debt securities, our qualitative review considers our ability and intent to hold the security and the financial condition of and near-term prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Our quantitative review considers whether there has been an adverse change in expected future cash flows. Unrealized losses are not indicative of the amount of credit loss that would be recognized and at December 31, 2014 are primarily due to increases in market yields subsequent to our purchase of the securities. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell the vast majority of these securities before anticipated recovery of our amortized cost. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during 2014 have not changed. For equity securities, we consider the duration and the severity of the unrealized loss. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future.

Our corporate debt portfolio comprises securities issued by public and private corporations in various industries, primarily in the U.S. Substantially all of our corporate debt securities are rated investment grade by the major rating agencies.

GE 2014 FORM 10-K  155

FINANCIAL STATEMENTS	INVESTMENT SECURITIES

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans, of which substantially all are in a senior position in the capital structure of the deals, not other structured products such as collateralized debt obligations. Of the total RMBS held at December 31, 2014, $1,191 million and $534 million related to agency and non-agency securities, respectively. Additionally, $287 million was related to residential subprime credit securities, primarily supporting our guaranteed investment contracts. Substantially all of the subprime exposure is related to securities backed by mortgage loans originated in 2006 and prior. A majority of subprime RMBS have been downgraded to below investment grade and are insured by Monoline insurers (Monolines). We continue to place partial reliance on Monolines with adequate capital and claims paying resources depending on the extent of the Monoline's anticipated ability to cover expected credit losses.

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

PRE-TAX, OTHER-THAN-TEMPORARY IMPAIRMENTS ON INVESTMENT SECURITIES

(In millions)	2014	2013	2012

Total pre-tax, OTTI recognized	$407	$798	$193
Pre-tax, OTTI recognized in AOCI	(16)	(31)	(52)
Pre-tax, OTTI recognized in earnings(a)	$391	$767	$141

(a)	Included pre-tax, other-than-temporary impairments recorded in earnings related to equity securities of $221 million, $15 million and $39 million in 2014, 2013, and 2012, respectively.

CHANGES IN CUMULATIVE CREDIT LOSS IMPAIRMENTS RECOGNIZED ON DEBT SECURITIES STILL HELD

(In millions)	2014	2013	2012

Cumulative credit loss impairments recognized, beginning of period	$1,193	$588	$747
Credit loss impairments recognized on securities not previously impaired	4	389	27
Incremental credit loss impairments recognized
on securities previously impaired	77	336	40
Less credit loss impairments previously recognized on securities sold
during the period or that we intend to sell	304	120	226
Cumulative credit loss impairments recognized, end of period	$970	$1,193	$588

GE 2014 FORM 10-K  156

FINANCIAL STATEMENTS	INVESTMENT SECURITIES

CONTRACTUAL MATURITIES OF INVESTMENT IN AVAILABLE-FOR-SALE DEBT SECURITIES
(EXCLUDING MORTGAGE-BACKED AND ASSET-BACKED SECURITIES)

	Amortized	Estimated
(In millions)	cost	fair value

Due
Within one year	$2,478	$2,492
After one year through five years	3,521	3,768
After five years through ten years	5,285	5,686
After ten years	18,782	22,888

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

GROSS REALIZED GAINS AND LOSSES ON AVAILABLE-FOR-SALE INVESTMENT SECURITIES

(In millions)	2014	2013	2012

GE
Gains	$3	$1	$-
Losses, including impairments	(218)	(20)	(1)
Net	(215)	(19)	(1)

GECC
Gains	169	239	177
Losses, including impairments	(186)	(762)	(211)
Net	(17)	(523)	(34)
Total	$(232)	$(542)	$(35)

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

Proceeds from investment securities sales and early redemptions by issuers totaled $6,549 million, $19,276 million and $12,745 million in 2014, 2013 and 2012 respectively, principally from sales of short-term government securities in our bank subsidiaries and redemptions of non-U.S. corporate and asset-backed securities in our CLL business. The 2013 amount also included proceeds from the sale of Comcast guaranteed debt and short-term securities in our Treasury operations.

We recognized pre-tax gains (losses) on trading securities of $10 million, $48 million and $20 million in 2014, 2013 and 2012, respectively.

GE 2014 FORM 10-K  157

FINANCIAL STATEMENTS	CURRENT RECEIVABLES & INVENTORIES

NOTE 4. CURRENT RECEIVABLES

	Consolidated(a)		GE(b)
December 31 (In millions)	2014	2013	2014	2013

Power & Water	$4,984	$3,895	$2,783	$2,335
Oil & Gas	5,775	5,444	3,215	3,134
Energy Management	1,655	1,540	731	686
Aviation	4,656	4,307	1,997	2,260
Healthcare	4,350	4,398	2,241	2,029
Transportation	454	526	351	318
Appliances & Lighting	1,468	1,337	216	273
Corporate items and eliminations	390	388	464	377
	23,732	21,835	11,998	11,412
Less Allowance for Losses	(495)	(447)	(485)	(442)
Total	$23,237	$21,388	$11,513	$10,970

(a)	Includes GE industrial customer receivables factored through a GECC affiliate and reported as financing receivables by GECC. See Note 26.
(b)
GE current receivables of $254 million and $127 million at December 31, 2014 and 2013, respectively, arose from sales, principally of Aviation goods and services, on open account to various agencies of the U.S. government. As a percentage of GE revenues, approximately 3% of GE sales of goods and services were to the U.S. government in 2014, compared with 4% in 2013 and 2012.

GE current receivables balances at December 31, 2014 and 2013, before allowance for losses, included $7,808 million and $7,441 million, respectively, from sales of goods and services to customers, and $22 million and $37 million at December 31, 2014 and 2013, respectively, from transactions with associated companies. The remainder of the balances primarily relate to revenue sharing programs and other non-income taxes.

NOTE 5. INVENTORIES

December 31 (In millions)	2014	2013

GE
Raw materials and work in process	$9,820	$9,760
Finished goods	7,126	7,161
Unbilled shipments	755	609
	17,701	17,530
Less revaluation to LIFO	(62)	(273)
Total GE	17,639	17,257

GECC
Finished goods	50	68
Total consolidated	$17,689	$17,325

GE 2014 FORM 10-K  158

FINANCIAL STATEMENTS	FINANCING RECEIVABLES

NOTE 6. GECC FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

FINANCING RECEIVABLES, NET

December 31 (In millions)	2014	2013

Loans, net of deferred income	$217,614	$231,268
Investment in financing leases, net of deferred income	24,479	26,939
	242,093	258,207
Allowance for losses	(5,075)	(5,178)
Financing receivables – net(a)	$237,018	$253,029

(a)	Financing receivables at December 31, 2014 and 2013 included $264 million and $544 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination.

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

NET INVESTMENT IN FINANCING LEASES

	Total financing leases		Direct financing leases(a)		Leveraged leases(b)
December 31 (In millions)	2014	2013	2014	2013	2014	2013

Total minimum lease payments receivable	$26,701	$29,970	$22,133	$24,571	$4,568	$5,399
Less principal and interest on third-party
non-recourse debt	(2,812)	(3,480)	-	-	(2,812)	(3,480)
Net rentals receivables	23,889	26,490	22,133	24,571	1,756	1,919
Estimated unguaranteed residual value
of leased assets	4,268	5,073	2,529	3,067	1,739	2,006
Less deferred income	(3,678)	(4,624)	(2,759)	(3,560)	(919)	(1,064)
Investment in financing leases, net of
deferred income	24,479	26,939	21,903	24,078	2,576	2,861
Less amounts to arrive at net investment
Allowance for losses	(181)	(202)	(166)	(192)	(15)	(10)
Deferred taxes	(4,046)	(4,075)	(2,250)	(1,783)	(1,796)	(2,292)
Net investment in financing leases	$20,252	$22,662	$19,487	$22,103	$765	$559

(a)	Included $284 million and $317 million of initial direct costs on direct financing leases at December 31, 2014 and 2013, respectively.
(b)
Included pre-tax income of $112 million and $31 million and income tax of $43 million and $11 million during 2014 and 2013, respectively. Net investment credits recognized on leveraged leases during 2014 and 2013 were insignificant.

GE 2014 FORM 10-K  159

FINANCIAL STATEMENTS	FINANCING RECEIVABLES

CONTRACTUAL MATURITIES

	Total	Net rentals
(In millions)	loans	receivable

Due in
2015	$52,175	$8,012
2016	18,663	5,440
2017	19,712	3,752
2018	14,034	2,564
2019	13,097	1,513
2020 and later	35,069	2,608
	152,750	23,889
Consumer revolving loans	64,864	-
Total	$217,614	$23,889

We expect actual maturities to differ from contractual maturities.

FINANCING RECEIVABLES BY PORTFOLIO AND ALLOWANCE FOR LOSSES

During the first quarter of 2014, we combined our CLL Europe and CLL Asia portfolios into CLL International and we transferred our CLL Other portfolio to the CLL Americas portfolio. During the fourth quarter of 2014, we combined our Consumer Non-U.S. auto portfolio into our Consumer Non-U.S. installment and revolving credit portfolio. Prior-period amounts were reclassified to conform to the current-period presentation.

FINANCING RECEIVABLES

(In millions)	2014	2013

Commercial
CLL
Americas	$67,096	$69,036
International	43,407	47,431
Total CLL	110,503	116,467
Energy Financial Services	2,580	3,107
GE Capital Aviation Services (GECAS)	8,263	9,377
Other	130	318
Total Commercial	121,476	129,269

Real Estate	19,797	19,899

Consumer
Non-U.S. residential mortgages	24,893	30,501
Non-U.S. installment and revolving credit	10,400	15,731
U.S. installment and revolving credit	59,863	55,854
Other	5,664	6,953
Total Consumer	100,820	109,039
Total financing receivables	242,093	258,207
Allowance for losses	(5,075)	(5,178)
Total financing receivables – net	$237,018	$253,029

GE 2014 FORM 10-K  160

FINANCIAL STATEMENTS	FINANCING RECEIVABLES

ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

		Provision
	Balance at	charged to			Gross				Balance at
(In millions)	January 1	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	December 31

2014
Commercial
CLL
Americas	$473	$307	$(3)		$(422)		$100		$455
International	505	159	(37)		(351)		100		376
Total CLL	978	466	(40)		(773)		200		831
Energy Financial Services	8	30	(1)		(17)		6		26
GECAS	17	39	-		(10)		-		46
Other	2	-	(2)		-		-		-
Total Commercial	1,005	535	(43)		(800)		206		903

Real Estate	192	(86)	(1)		(59)		115		161

Consumer
Non-U.S. residential mortgages	358	256	(151)		(207)		69		325
Non-U.S. installment and revolving credit	650	338	(260)		(787)		458		399
U.S. installment and revolving credit	2,823	2,875	19		(3,138)		607		3,186
Other	150	75	(33)		(151)		60		101
Total Consumer	3,981	3,544	(425)		(4,283)		1,194		4,011
Total	$5,178	$3,993	$(469)		$(5,142)		$1,515		$5,075

2013
Commercial
CLL
Americas	$496	$289	$(1)		$(425)		$114		$473
International	525	445	1		(556)		90		505
Total CLL	1,021	734	-		(981)		204		978
Energy Financial Services	9	(1)	-		-		-		8
GECAS	8	9	-		-		-		17
Other	3	(1)	-		(2)		2		2
Total Commercial	1,041	741	-		(983)		206		1,005

Real Estate	320	28	(4)		(163)		11		192

Consumer
Non-U.S. residential mortgages	480	269	10		(458)		57		358
Non-U.S. installment and revolving credit	649	647	(106)		(1,093)		553		650
U.S. installment and revolving credit	2,282	3,006	(51)		(2,954)		540		2,823
Other	172	127	11		(236)		76		150
Total Consumer	3,583	4,049	(136)		(4,741)		1,226		3,981
Total	$4,944	$4,818	$(140)		$(5,887)		$1,443		$5,178

(a)
Other primarily included the 2014 reclassifications of Budapest Bank and GEMB-Nordic to held for sale, dispositions and the effects of currency exchange. GEMB-Nordic was subsequently sold in the fourth quarter of 2014.

(b)
Net write-offs (gross write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as a result of losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

GE 2014 FORM 10-K  161

FINANCIAL STATEMENTS	FINANCING RECEIVABLES

ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

		Provision
	Balance at	charged to			Gross				Balance at
(In millions)	January 1	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	December 31

2012
Commercial
CLL
Americas	$893	$122	$(52)		$(578)		$111		$496
International	557	411	(6)		(524)		87		525
Total CLL	1,450	533	(58)		(1,102)		198		1,021
Energy Financial Services	26	4	-		(24)		3		9
GECAS	17	4	-		(13)		-		8
Other	37	1	(20)		(17)		2		3
Total Commercial	1,530	542	(78)		(1,156)		203		1,041

Real Estate	1,089	72	(44)		(810)		13		320

Consumer
Non-U.S. residential mortgages	545	112	8		(261)		76		480
Non-U.S. installment and revolving credit	791	308	20		(1,120)		650		649
U.S. installment and revolving credit	2,008	2,666	(24)		(2,906)		538		2,282
Other	199	132	18		(257)		80		172
Total Consumer	3,543	3,218	22		(4,544)		1,344		3,583
Total	$6,162	$3,832	$(100)		$(6,510)		$1,560		$4,944

(a)	Other primarily included transfers to held for sale and the effects of currency exchange.
(b)
Net write-offs (gross write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as a result of losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

GE 2014 FORM 10-K  162

FINANCIAL STATEMENTS	PROPERTY, PLANT AND EQUIPMENT

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	Depreciable
	lives-new		Original Cost		Net Carrying Value
December 31 (Dollars in millions)	(in years)		2014	2013	2014	2013

GE
Land and improvements	8	(a)	$700	$707	$689	$671
Buildings, structures and related equipment	8-40		7,683	8,910	3,048	4,205
Machinery and equipment	4-20		23,437	25,323	9,085	9,701
Leasehold costs and manufacturing plant under construction	1-10		4,731	3,309	4,385	2,997
			36,551	38,249	17,207	17,574

GECC(b)
Land and improvements, buildings, structures and related equipment	1-35	(a)	2,233	2,504	952	1,025
Equipment leased to others
Aircraft(c)	20		49,280	50,337	32,795	34,938
Vehicles	1-20		14,251	14,656	8,144	8,312
Railroad rolling stock	4-50		4,379	4,636	2,998	3,129
Construction and manufacturing	1-20		3,411	2,916	2,321	1,955
All other	6-25		3,678	3,518	2,360	2,248
			77,232	78,567	49,570	51,607
Eliminations			(462)	(419)	(390)	(354)
Total			$113,321	$116,397	$66,387	$68,827

(a)	Depreciable lives exclude land.
(b)	Included $1,845 million and $1,353 million of original cost of assets leased to GE with accumulated amortization of $560 million and $342 million at December 31, 2014 and 2013, respectively.
(c)	The GECAS business of GE Capital recognized impairment losses of $445 million and $732 million in 2014 and 2013, respectively. These losses are recorded in the caption "Other costs and expenses" in the Statement of Earnings to reflect adjustments to fair value based on an evaluation of average current market values (obtained from third parties) of similar type and age aircraft, which are adjusted for the attributes of the specific aircraft under lease.

Consolidated depreciation and amortization related to property, plant and equipment was $9,283 million, $9,762 million and $9,192 million in 2014, 2013 and 2012, respectively. Amortization of GECC equipment leased to others was $6,245 million, $6,696 million and $6,097 million in 2014, 2013 and 2012, respectively.

Noncancellable future rentals due from customers for equipment on operating leases at December 31, 2014, are as follows:

(In millions)

Due in
2015	$6,953
2016	5,731
2017	4,658
2018	3,652
2019	2,886
2020 and later	7,375
Total	$31,255

GE 2014 FORM 10-K  163

FINANCIAL STATEMENTS	ACQUISITIONS & INTANGIBLE ASSETS

NOTE 8. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

ACQUISITIONS

Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired and consolidate the acquisition as quickly as possible. Given the time it takes to obtain pertinent information to finalize the acquired company's balance sheet, then to adjust the acquired company's accounting policies, procedures, and books and records to our standards, it is often several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for our initial estimates to be subsequently revised.

On June 20, 2014, GE's offer to acquire the Thermal, Renewables and Grid businesses of Alstom for approximately €12,350 million (to be adjusted for the assumed net cash or liability at closing) was positively recommended by Alstom's board of directors. In addition, GE, Alstom and the French Government signed a memorandum of understanding for the formation of three joint ventures in grid technology, renewable energy, and global nuclear and French steam power and Alstom will invest approximately €2,600 million in these joint ventures. In the fourth quarter of 2014, Alstom completed its review of the proposed transaction with the works council and obtained approval from its shareholders. Also in the fourth quarter of 2014, GE and Alstom entered into an amendment to the original agreement where GE has agreed to pay Alstom a net amount of approximately €260 million of additional consideration at closing. In exchange for this funding, Alstom has agreed to extend the trademark licensing of the Alstom name from 5 years to 25 years as well as other contractual amendments. The proposed transaction continues to be subject to regulatory approvals. The transaction is targeted to close in 2015.

On June 2, 2014, we acquired Cameron's Reciprocating Compression division for $550 million. The division provides reciprocating compression equipment and aftermarket services for oil and gas production, gas processing, gas distribution and independent power industries. The division is included in our Oil & Gas segment. The preliminary purchase price allocation resulted in goodwill of approximately $250 million and amortizable intangible assets of approximately $100 million. The allocation of the purchase price will be finalized upon completion of post-closing procedures.

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

In August 2013, we acquired the aviation business of Avio S.p.A. (Avio) for $4,449 million in cash. We recorded a pre-tax acquisition-related charge of $96 million related to the effective settlement of Avio's pre-existing contractual relationships with GE. Avio is a manufacturer of aviation propulsion components and systems and is included in our Aviation segment. The purchase price allocation resulted in goodwill of $3,230 million and amortizable intangible assets of $1,817 million.

In July 2013, we acquired Lufkin Industries, Inc. (Lufkin) for $3,309 million in cash. Lufkin is a leading provider of artificial lift technologies for the oil and gas industry and a manufacturer of industrial gears and is included in our Oil & Gas segment. The purchase price allocation resulted in goodwill of $2,120 million and amortizable intangible assets of $997 million.

GE 2014 FORM 10-K  164

FINANCIAL STATEMENTS	ACQUISITIONS & INTANGIBLE ASSETS

GOODWILL

CHANGES IN GOODWILL BALANCES

	2014				2013
			Dispositions,				Dispositions,
			currency				currency
	Balance at		exchange	Balance at	Balance at		exchange	Balance at
(In millions)	January 1	Acquisitions	and other	December 31	January 1	Acquisitions	and other	December 31

Power & Water	$8,822	$21	$(89)	$8,754	$8,821	$-	$1	$8,822
Oil & Gas	10,516	276	(220)	10,572	8,365	2,217	(66)	10,516
Energy Management	4,748	-	(178)	4,570	4,610	7	131	4,748
Aviation	9,103	-	(151)	8,952	5,975	3,043	85	9,103
Healthcare	16,643	1,004	(115)	17,532	16,762	45	(164)	16,643
Transportation	1,012	2	(127)	887	999	-	13	1,012
Appliances & Lighting	606	-	(380)	226	611	-	(5)	606
GE Capital	26,195	-	(1,169)	25,026	26,971	17	(793)	26,195
Corporate	3	31	-	34	-	4	(1)	3
Total	$77,648	$1,334	$(2,429)	$76,553	$73,114	$5,333	$(799)	$77,648

Goodwill balances decreased by $(1,095) million in 2014, primarily as a result of currency exchange effects of a stronger U.S. dollar, the reclassification of goodwill associated with Appliances and Budapest Bank to assets of businesses held for sale, and the sale of GEMB-Nordic and other dispositions, partially offset by acquisitions at Healthcare and Oil & Gas.

Goodwill balances increased $4,534 million in 2013, primarily as a result of the acquisitions of Avio and Lufkin, partially offset by dispositions.

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

GE 2014 FORM 10-K  165

FINANCIAL STATEMENTS	ACQUISITIONS & INTANGIBLE ASSETS

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

While all of our reporting units passed step one of our annual impairment testing, we identified one reporting unit for which the fair value was not substantially in excess of its carrying value. Within our Energy Management operating segment, the Power Conversion reporting unit was determined to have a fair value in excess of its carrying value by approximately 10%. The goodwill associated with the Power Conversion reporting unit was $1.5 billion at December 31, 2014, representing approximately 2% of our total goodwill. While the goodwill of the reporting unit is not currently impaired, there could be an impairment in the future as a result of changes in certain estimates and assumptions. For example, the reporting unit's fair value could be adversely affected and result in an impairment of goodwill if actual cash flows are below estimated cash flows, the estimated cash flows are discounted at a higher risk-adjusted rate or market multiples decrease.

As of December 31, 2014, we believe that the goodwill is recoverable for all of the reporting units; however, there can be no assurances that the goodwill will not be impaired in future periods.

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

OTHER INTANGIBLE ASSETS

OTHER INTANGIBLE ASSETS - NET

(In millions)	2014	2013

Intangible assets subject to amortization	$14,026	$14,150
Indefinite-lived intangible assets(a)	130	160
Total	$14,156	$14,310

(a)	Indefinite-lived intangible assets principally comprise trademarks and in-process research and development.

GE 2014 FORM 10-K  166

FINANCIAL STATEMENTS	ACQUISITIONS & INTANGIBLE ASSETS

INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

	2014			2013
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
December 31 (In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$8,484	$(2,617)	$5,867	$7,938	$(2,312)	$5,626
Patents and technology	6,772	(2,977)	3,795	6,602	(2,621)	3,981
Capitalized software	8,269	(4,973)	3,296	8,256	(5,252)	3,004
Trademarks	1,159	(271)	888	1,356	(295)	1,061
Lease valuations	485	(377)	108	703	(498)	205
Present value of future profits(a)	614	(614)	-	574	(574)	-
All other	503	(431)	72	632	(359)	273
Total	$26,286	$(12,260)	$14,026	$26,061	$(11,911)	$14,150

(a)	Balances at December 31, 2014 and 2013 reflect adjustments of $293 million and $322 million, respectively, to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.

During 2014, we recorded additions to intangible assets subject to amortization of $2,090 million. The components of finite-lived intangible assets acquired during 2014 and their respective weighted average amortizable period follow.

COMPONENTS OF FINITE-LIVED INTANGIBLE ASSETS ACQUIRED DURING 2014

		Weighted-average
	Gross	amortizable period
(In millions)	carrying value	(in years)

Customer-related	$731	14.1
Patents and technology	178	10.8
Capitalized software	1,123	5.7
Trademarks	52	17.2
Lease valuations	1	7.0
All other	6	2.5

Consolidated amortization expense related to intangible assets subject to amortization was $1,789 million, $1,711 million and $1,612 million in 2014, 2013 and 2012, respectively. Estimated annual pre-tax amortization for intangible assets over the next five calendar years follows.

ESTIMATED 5 YEAR CONSOLIDATED AMORTIZATION

(In millions)	2015	2016	2017	2018	2019

Estimated annual pre-tax amortization	$1,725	$1,566	$1,414	$1,249	$1,077

GE 2014 FORM 10-K  167

FINANCIAL STATEMENTS	ALL OTHER ASSETS

NOTE 9. ALL OTHER ASSETS

December 31 (in millions)	2014	2013

GE
Investments
Associated companies	$3,384	$3,937
Other	613	626
	3,997	4,563
Contract costs and estimated earnings(a)	13,990	12,522
Long-term receivables, including notes	766	993
Derivative instruments	783	623
Other	5,144	5,007
	24,680	23,708
GECC
Investments
Associated companies	16,747	17,348
Real estate(b)(c)	10,891	16,163
Assets held for sale(d)	5,549	2,571
Cost method(c)	566	1,462
Other	1,621	930
	35,374	38,474
Derivative instruments	1,794	1,117
Advances to suppliers	1,406	2,328
Deferred borrowing costs	849	867
Deferred acquisition costs(e)	17	29
Other	4,435	4,551
	43,875	47,366
Eliminations	(330)	(266)
Total	$68,225	$70,808

(a)	Contract costs and estimated earnings reflect revenues earned in excess of billings on our long-term contracts to construct technically complex equipment (such as power generation, aircraft engines and aeroderivative units) and long-term product maintenance or extended warranty arrangements. These amounts are presented net of related billings in excess of revenues relating to long-term product maintenance or extended warranty arrangements of $2,329 million and $1,842 million at December 31, 2014 and 2013, respectively.
(b)	GECC investments in real estate consisted principally of two categories: real estate held for investment and equity method investments. Both categories contained a wide range of properties including the following at December 31, 2014: office buildings (57%), retail facilities (9%), apartment buildings (5%), industrial properties (3%), franchise properties (3%) and other (23%). At December 31, 2014, investments were located in the Americas (46%), Europe (37%) and Asia (17%).
(c)	The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months at December 31, 2014, were $5 million and $1 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for 12 months or more at December 31, 2014, were an insignificant amount and $1 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months at December 31, 2013, were $17 million and an insignificant amount, respectively. There were no cost method investments in a continuous loss position for 12 months or more at December 31, 2013.
(d)	Assets were classified as held for sale on the date a decision was made to dispose of them through sale or other means. At December 31, 2014 and 2013, such assets consisted primarily of loans, aircraft, equipment and real estate properties, and were accounted for at the lower of carrying amount or estimated fair value less costs to sell. These amounts are net of valuation allowances of $142 million and $127 million at December 31, 2014 and 2013, respectively. Assets held for sale increased $2,978 million from December 31, 2013 as a result of net increases in held for sale loans and aircraft, partially offset by net decreases in held for sale real estate, primarily due to sales.
(e)	Balances at December 31, 2014 and 2013 reflect adjustments of $624 million and $700 million, respectively, to deferred acquisition costs in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.

GE 2014 FORM 10-K  168

FINANCIAL STATEMENTS	BORROWINGS AND BANK DEPOSITS

NOTE 10. BORROWINGS AND BANK DEPOSITS

December 31 (Dollars in millions)	2014			2013

Short-term borrowings		Amount	Average Rate(a)	Amount	Average Rate(a)
GE
Commercial paper		$500	0.10%	$-	-%
Payable to banks		343	1.32	346	3.38
Current portion of long-term borrowings		2,068	1.05	70	5.65
Other		961		1,425
Total GE short-term borrowings		3,872		1,841

GECC
Commercial paper
U.S.		22,019	0.19	24,877	0.18
Non-U.S.		2,993	0.25	4,168	0.33
Current portion of long-term borrowings(b)(c)(f)		37,989	2.54	39,215	2.70
GE Interest Plus notes(d)		5,467	1.01	8,699	1.11
Other(c)		312		339
Total GECC short-term borrowings		68,780		77,298

Eliminations		(863)		(1,249)
Total short-term borrowings		$71,789		$77,890

Long-term borrowings	Maturities	Amount	Average Rate(a)	Amount	Average Rate(a)
GE
Senior notes	2017-2044	$11,945	4.25%	$10,968	3.63%
Payable to banks	2016-2019	5	0.89	10	1.10
Other		518		537
Total GE long-term borrowings		12,468		11,515

GECC
Senior unsecured notes(b)(e)	2016-2055	162,629	2.72	186,433	2.97
Subordinated notes(f)	2021-2037	4,804	3.36	4,821	3.93
Subordinated debentures(g)	2066-2067	7,085	5.88	7,462	5.64
Other(c)(h)		13,473		11,563
Total GECC long-term borrowings		187,991		210,279

Eliminations		(45)		(129)
Total long-term borrowings		$200,414		$221,665
Non-recourse borrowings of
consolidated securitization entities(i)	2015-2019	$29,938	1.04%	$30,124	1.05%
Bank deposits(j)		$62,839		$53,361
Total borrowings and bank deposits		$364,980		$383,040

(a)	Based on year-end balances and year-end local currency effective interest rates, including the effects from hedging.
(b)
Included $439 million and $481 million of obligations to holders of GICs at December 31, 2014 and 2013, respectively. These obligations included conditions under which certain GIC holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3. The remaining outstanding GICs will continue to be subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GECC's ratings, among other things.

(c)
Included $6,017 million and $9,468 million of funding secured by real estate, aircraft and other collateral at December 31, 2014 and 2013, respectively, of which $2,312 million and $2,868 million is non-recourse to GECC at December 31, 2014 and 2013, respectively.

(d)	Entirely variable denomination floating-rate demand notes.
(e)
Included $700 million of debt at both December 31, 2014 and 2013 raised by a funding entity related to Penske Truck Leasing Co., L.P. (PTL). GECC, as co-issuer and co-guarantor of the debt, reports this amount as borrowings in its financial statements. GECC has been indemnified by the other limited partners of PTL for their proportionate share of the debt obligation. Also included $3,593 million related to Synchrony Financial. See Note 1.

(f)	Included $300 million of subordinated notes guaranteed by GE at both December 31, 2014 and 2013.
(g)	Subordinated debentures receive rating agency equity credit.
(h)	Included $8,245 million related to Synchrony Financial. See Note 1.
(i)	Included $7,442 million and $9,047 million of current portion of long-term borrowings at December 31, 2014 and 2013, respectively. See Note 23.
(j)	Included $10,258 million and $13,614 million of deposits in non-U.S. banks at December 31, 2014 and 2013, respectively, and $22,848 million and $18,275 million of certificates of deposits with maturities greater than one year at December 31, 2014 and 2013, respectively.

GE 2014 FORM 10-K  169

FINANCIAL STATEMENTS	INVESTMENT CONTRACTS & INSURANCE

In the first quarter of 2014, GE issued $3,000 million senior unsecured debt, composed of $750 million aggregate principal amount of 3.375% Notes due 2024 and $2,250 million aggregate principal amount of 4.500% Notes due 2044.

Additional information about borrowings and associated swaps can be found in Note 22.

Liquidity is affected by debt maturities and our ability to repay or refinance such debt. Long-term debt maturities over the next five years follow.

(In millions)	2015		2016	2017	2018	2019

GE	$2,068		$194	$4,052	$28	$29
GECC	37,989	(a)	31,707	27,041	19,011	21,956

(a)	Fixed and floating rate notes of $474 million contain put options with exercise dates in 2015, and which have final maturity beyond 2019.

Committed credit lines totaling $44.9 billion had been extended to us by 50 banks at year-end 2014. GECC can borrow up to $44.4 billion under these credit lines. GE can borrow up to $14.2 billion under certain of these credit lines. The GECC lines include $25.1 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $19.3 billion are 364-day lines that contain a term-out feature that allows us to extend the borrowings for two years from the date on which such borrowings would otherwise be due.

NOTE 11. INVESTMENT CONTRACTS, INSURANCE LIABILITIES AND INSURANCE ANNUITY BENEFITS

Investment contracts, insurance liabilities and insurance annuity benefits comprise mainly obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts.

December 31 (In millions)	2014	2013

Investment contracts	$2,970	$3,144
Guaranteed investment contracts	1,000	1,471
Total investment contracts	3,970	4,615
Life insurance benefits(a)	20,688	18,959
Other(b)	3,369	3,405
	28,027	26,979
Eliminations	(449)	(435)
Total	$27,578	$26,544

(a)	Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 3.0% to 8.5% in both 2014 and 2013.
(b)	Substantially all unpaid claims and claims adjustment expenses and unearned premiums.

When insurance affiliates cede insurance risk to third parties, such as reinsurers, they are not relieved of their primary obligation to policyholders. When losses on ceded risks give rise to claims for recovery, we establish allowances for probable losses on such receivables from reinsurers as required. Reinsurance recoverables are included in the caption "Other GECC receivables" on our Statement of Financial Position, and amounted to $1,759 million and $1,685 million at December 31, 2014 and 2013, respectively.

We recognize reinsurance recoveries as a reduction of the Statement of Earnings caption "Investment contracts, insurance losses and insurance annuity benefits." Reinsurance recoveries were $240 million, $250 million and $234 million in December 31, 2014, 2013 and 2012, respectively.

GE 2014 FORM 10-K  170

FINANCIAL STATEMENTS	POSTRETIREMENT BENEFIT PLANS

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

Other Pension Plans in 2014 included 40 U.S. and non-U.S. pension plans with pension assets or obligations greater than $50 million. These defined benefit plans generally provide benefits to employees based on formulas recognizing length of service and earnings.

PENSION PLAN PARTICIPANTS

		Principal	Other
		pension	pension
December 31, 2014	Total	plans	plans

Active employees	117,000	86,000	31,000
Vested former employees	225,000	179,000	46,000
Retirees and beneficiaries	267,000	232,000	35,000
Total	609,000	497,000	112,000

COST OF PENSION PLANS

	Total			Principal pension plans				Other pension plans
(In millions)	2014	2013	2012	2014		2013	2012	2014	2013	2012

Service cost for benefits earned	$1,608	$1,970	$1,779	$1,205		$1,535	$1,387	$403	$435	$392
Prior service cost amortization	220	253	287	214		246	279	6	7	8
Expected return on plan assets	(3,979)	(4,163)	(4,394)	(3,190)		(3,500)	(3,768)	(789)	(663)	(626)
Interest cost on benefit obligations	3,332	2,983	2,993	2,745		2,460	2,479	587	523	514
Net actuarial loss amortization	2,770	4,007	3,701	2,565		3,664	3,421	205	343	280
Curtailment loss	65	-	-	65	(a)	-	-	-	-	-
Pension plans cost	$4,016	$5,050	$4,366	$3,604		$4,405	$3,798	$412	$645	$568

(a)	Loss resulting from our agreement with Electrolux to sell the GE Appliances business.

GE 2014 FORM 10-K  171

FINANCIAL STATEMENTS	POSTRETIREMENT BENEFIT PLANS

ACTUARIAL ASSUMPTIONS

The actuarial assumptions at December 31 are used to measure the year-end benefit obligations and the pension costs for the subsequent year.

	Principal pension plans				Other pension plans (weighted average)
December 31	2014	2013	2012	2011	2014	2013	2012	2011

Discount rate	4.02%	4.85%	3.96%	4.21%	3.53%	4.39%	3.92%	4.42%
Compensation increases	4.10	4.00	3.90	3.75	3.60	3.76	3.30	4.31
Expected return on assets	7.50	7.50	8.00	8.00	6.95	6.92	6.82	7.09

To determine the expected long-term rate of return on pension plan assets, we consider current and target asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future return expectations for our principal pension plans' assets, we formulate views on the future economic environment, both in the U.S. and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields and spreads, using both internal and external sources. We also take into account expected volatility by asset class and diversification across classes to determine expected overall portfolio results given current and target allocations. Based on our analysis of future expectations of asset performance, past return results, and our current and target asset allocations, we have assumed a 7.5% long-term expected return on those assets for cost recognition in 2015. For the principal pension plans, we apply our expected rate of return to a market-related value of assets, which stabilizes variability in the amounts to which we apply that expected return.

The Society of Actuaries recently issued new mortality tables projecting longer life expectancies that will result in higher postretirement benefit obligations for U.S. companies. We updated our mortality assumptions at December 31, 2014. The new mortality assumptions increased our principal pension plans' benefit obligations by $3,953 million at December 31, 2014.

We amortize experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, over a period no longer than the average future service of employees.

FUNDING POLICY

The funding policy for the GE Pension Plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as we may determine to be appropriate. We did not make contributions to the GE Pension Plan in 2014 and 2013. The ERISA minimum funding requirements do not require a contribution in 2015. We expect to pay approximately $265 million for benefit payments under our GE Supplementary Pension Plan and administrative expenses of our principal pension plans and expect to contribute approximately $540 million to other pension plans in 2015. In 2014, comparative amounts were $236 million and $726 million, respectively.

BENEFIT OBLIGATIONS

Benefit obligations are described in the following tables. Accumulated and projected benefit obligations (ABO and PBO) represent the obligations of a pension plan for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current compensation levels. PBO is ABO increased to reflect expected future compensation.

GE 2014 FORM 10-K  172

FINANCIAL STATEMENTS	POSTRETIREMENT BENEFIT PLANS

 2014 FORM 10-K

PROJECTED BENEFIT OBLIGATION

	Principal pension plans				Other pension plans
(In millions)	2014		2013		2014		2013

Balance at January 1	$58,113		$63,502		$13,535		$13,584
Service cost for benefits earned	1,205		1,535		403		435
Interest cost on benefit obligations	2,745		2,460		587		523
Participant contributions	153		156		9		14
Plan amendments	-		-		(29)		11
Actuarial loss (gain)	11,718	(a)	(6,406)	(b)	2,170	(b)	(575)	(b)
Benefits paid	(3,199)		(3,134)		(493)		(477)
Acquisitions (dispositions) / other - net	-		-		48		46
Exchange rate adjustments	-		-		(641)		(26)
Balance at December 31(c)	$70,735		$58,113		$15,589		$13,535

(a)	Principally associated with discount rate and mortality assumption changes.
(b)	Principally associated with discount rate changes.
(c)	The PBO for the GE Supplementary Pension Plan, which is an unfunded plan, was $6,632 million and $5,162 million at year-end 2014 and 2013, respectively.

ACCUMULATED BENEFIT OBLIGATION

December 31 (In millions)	2014	2013

GE Pension Plan	$61,631	$50,967
GE Supplementary Pension Plan	5,070	3,946
Other pension plans	14,790	12,629

PLANS WITH ASSETS LESS THAN ABO

December 31 (In millions)	2014	2013

Funded plans with assets less than ABO
Plan assets	$53,126	$57,430
Accumulated benefit obligations	67,676	60,715
Projected benefit obligations	70,354	63,532
Unfunded plans(a)
Accumulated benefit obligations	6,719	5,243
Projected benefit obligations	8,342	6,512

(a)	Primarily related to the GE Supplementary Pension Plan.

GE 2014 FORM 10-K  173

FINANCIAL STATEMENTS	POSTRETIREMENT BENEFIT PLANS

PLAN ASSETS

The fair value of the classes of the pension plans' investments is presented below. The inputs and valuation techniques used to measure the fair value of the assets are consistently applied and described in Note 1.

FAIR VALUE OF PLAN ASSETS

	Principal pension plans		Other pension plans
(In millions)	2014	2013	2014	2013

Balance at January 1	$48,297	$44,738	$11,059	$9,702
Actual gain on plan assets	2,793	6,312	1,537	1,212
Employer contributions	236	225	726	673
Participant contributions	153	156	9	14
Benefits paid	(3,199)	(3,134)	(493)	(477)
Acquisitions (dispositions) / other - net	-	-	-	(31)
Exchange rate adjustments	-	-	(452)	(34)
Balance at December 31	$48,280	$48,297	$12,386	$11,059

ASSET ALLOCATION

					Other pension plans
	Principal pension plans				(weighted average)
	2014		2014		2014	2014
	Target		Actual		Target	Actual
	allocation		allocation		allocation	allocation

Equity securities(a)	17 - 57	% (b)	45	% (c)	39%	48%
Debt securities (including cash equivalents)	13 - 53		31		35	38
Private equities	8 - 18		11		7	2
Real estate	2 - 12		7		9	6
Other investments(d)	3 - 13		6		10	6

(a)	Includes investment funds that primarily hold this type of asset.
(b)	Target equally divided between U.S. equity securities and non-U.S. equity securities.
(c)	Actual allocations were 25% for U.S. equity securities and 20% for non-U.S. equity securities.
(d)	Substantially all represented hedge fund investments.

Plan fiduciaries of the GE Pension Plan set investment policies and strategies for the GE Pension Trust and oversee its investment allocation, which includes selecting investment managers, commissioning periodic asset-liability studies and setting long-term strategic targets. Long-term strategic investment objectives take into consideration a number of factors, including the funded status of the plan, a balance between risk and return and the plan's liquidity needs. Target allocation percentages are established at an asset class level by plan fiduciaries. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.

Plan fiduciaries monitor the GE Pension Plan's liquidity position in order to meet the near-term benefit payment and other cash needs. The GE Pension Plan holds short-term debt securities to meet its liquidity needs.

GE Pension Trust assets are invested subject to the following additional guidelines:


Short-term securities purchased must generally be rated A-1/P-1 or better, except for 15% of such securities that may be rated A-2/P-2 and other short-term securities as may be approved by the plan fiduciaries.

	Real estate investments may not exceed 25% of total assets.
	Investments in restricted securities (excluding real estate investments) that are not freely tradable may not exceed 30% of total assets (actual was 17% of trust assets at December 31, 2014).

GE 2014 FORM 10-K  174

FINANCIAL STATEMENTS	POSTRETIREMENT BENEFIT PLANS

According to statute, the aggregate holdings of all qualifying employer securities (e.g., GE common stock) and qualifying employer real property may not exceed 10% of the fair value of trust assets at the time of purchase. GE securities represented 3.8% and 4.5% of trust assets at year-end 2014 and 2013, respectively.

The GE Pension Plan has a broadly diversified portfolio of investments in equities, fixed income, private equities, real estate and hedge funds; these investments are both U.S. and non-U.S. in nature. As of December 31, 2014, U.S. government direct and indirect obligations represented 16% of total GE Pension Plan assets. No other sector concentration of assets exceeded 15% of total GE Pension Plan assets.

The following tables present GE Pension Plan investments measured at fair value.

(In millions)	Level 1	Level 2	Level 3	Total

December 31, 2014

Equity securities
U.S. equity securities(a)	$11,493	$1,463	$-	$12,956
Non-U.S. equity securities(a)	7,021	2,132	-	9,153
Debt securities
Fixed income and cash investment funds	245	4,255	-	4,500
U.S. corporate(b)	-	5,153	2	5,155
Residential mortgage-backed	-	1,118	1	1,119
Non-U.S. Corporate	-	1,097	3	1,100
U.S. government and federal agency	-	2,468	-	2,468
Other debt securities(c)	-	1,042	-	1,042
Private equities(a)	-	32	5,217	5,249
Real estate(a)	-	-	3,129	3,129
Other investments(d)	-	70	2,248	2,318
Total investments	$18,759	$18,830	$10,600	$48,189
Other(e)				91
Total assets				$48,280

December 31, 2013

Equity securities
U.S. equity securities(a)	$11,067	$1,568	$-	$12,635
Non-U.S. equity securities(a)	7,832	1,292	-	9,124
Debt securities
Fixed income and cash investment funds	-	2,078	-	2,078
U.S. corporate(b)	-	4,555	-	4,555
Residential mortgage-backed	-	1,093	-	1,093
Non-U.S. Corporate	-	1,269	-	1,269
U.S. government and federal agency	-	5,253	-	5,253
Other debt securities(c)	-	1,048	-	1,048
Private equities(a)	-	-	6,269	6,269
Real estate(a)	-	-	3,354	3,354
Other investments(d)	-	169	1,622	1,791
Total investments	$18,899	$18,325	$11,245	$48,469
Other(e)				(172)
Total assets				$48,297

(a)	Included direct investments and investment funds.
(b)	Primarily represented investment-grade bonds of U.S. issuers from diverse industries.
(c)	Primarily represented investments in state and municipal debt, non-U.S. government bonds and commercial mortgage-backed securities.
(d)	Substantially all represented hedge fund investments.
(e)	Primarily represented net unsettled transactions related investment activity and cash balances.

GE 2014 FORM 10-K  175

FINANCIAL STATEMENTS	POSTRETIREMENT BENEFIT PLANS

The following tables present the changes in Level 3 investments for the GE Pension Plan.

CHANGES IN LEVEL 3 INVESTMENTS FOR THE YEAR ENDED DECEMBER 31, 2014

						Purchases,	Transfers
						issuances	in and/or
	January 1,	Net realized		Net unrealized		and	out of		December 31,
(In millions)	2014	gains (losses)	(a)	gains (losses)	(a)	settlements	Level 3	(b)	2014

Debt securities	$-	$(9)		$11		$4	$-		$6
Private equities	6,269	592		(54)		(1,565)	(25)		5,217
Real estate	3,354	36		334		(595)	-		3,129
Other investments	1,622	47		86		194	299		2,248
	$11,245	$666		$377		$(1,962)	$274		$10,600

(a)	The realized/unrealized gains (losses) include $899 million related to assets still held and $144 million for assets no longer held.
(b)	Transfers in and out of Level 3 are considered to occur at the beginning of the period.

CHANGES IN LEVEL 3 INVESTMENTS FOR THE YEAR ENDED DECEMBER 31, 2013

						Purchases,	Transfers
						issuances	in and/or
	January 1,	Net realized		Net unrealized		and	out of		December 31,
(In millions)	2013	gains (losses)	(a)	gains (losses)	(a)	settlements	Level 3	(b)	2013

Debt securities	$75	$(7)		$-		$(65)	$(3)		$-
Private equities	6,878	525		588		(1,675)	(47)		6,269
Real estate	3,356	23		330		(355)	-		3,354
Other investments	1,694	(1)		200		(77)	(194)		1,622
	$12,003	$540		$1,118		$(2,172)	$(244)		$11,245

(a)	The realized/unrealized gains (losses) include $1,616 million related to assets still held and $42 million for assets no longer held.
(b)	Transfers in and out of Level 3 are considered to occur at the beginning of the period.

Other pension plans' assets were $12,386 million and $11,059 million at December 31, 2014 and 2013, respectively. Public equity and debt securities amounting to $10,578 million and $9,781 million represented approximately 86% and 89% of total investments at December 31, 2014 and 2013, respectively. The plans' investments were classified as 9% Level 1, 77% Level 2 and 14% Level 3 at December 31, 2014. The plans' investments were classified as 11% Level 1, 78% Level 2 and 11% Level 3 at December 31, 2013. The changes in Level 3 investments between the years ended December 31, 2014 and 2013 were primarily due to investments in hedge funds and real estate. Other changes in Level 3 investments were insignificant for the years ended December 31, 2014 and 2013.
GE 2014 FORM 10-K  176

FINANCIAL STATEMENTS	POSTRETIREMENT BENEFIT PLANS

PENSION ASSET (LIABILITY)

	Principal pension plans		Other pension plans
December 31 (In millions)	2014	2013	2014	2013

Funded status(a)(b)	$(22,455)	$(9,816)	$(3,203)	$(2,476)
Pension asset (liability) recorded in the
Statement of Financial Position
Pension asset	$-	$-	$295	$325
Pension liabilities
Due within one year(c)	(190)	(170)	(72)	(67)
Due after one year	(22,265)	(9,646)	(3,426)	(2,734)
Net amount recognized	$(22,455)	$(9,816)	$(3,203)	$(2,476)
Amounts recorded in shareowners'
equity (unamortized)
Prior service cost (credit)	$881	$1,160	$(23)	$9
Net actuarial loss	21,105	11,555	3,533	2,459
Total	$21,986	$12,715	$3,510	$2,468

(a)	Fair value of assets less PBO, as shown in the preceding tables.
(b)	The GE Pension Plan was underfunded by $15.8 billion and $4.7 billion at December 31, 2014 and 2013, respectively.
(c)	For principal pension plans, represents the GE Supplementary Pension Plan liability.

In 2015, we estimate that we will amortize $210 million of prior service cost and $3,300 million of net actuarial loss for the principal pension plans from shareowners' equity into pension cost. For other pension plans, the estimated prior service cost and net actuarial loss to be amortized in 2015 will be $5 million and $305 million, respectively. Comparable amortized amounts in 2014, respectively, were $214 million and $2,565 million for the principal pension plans and $6 million and $205 million for other pension plans.

ESTIMATED FUTURE BENEFIT PAYMENTS

						2020 -
(In millions)	2015	2016	2017	2018	2019	2024

Principal pension plans	$3,225	$3,300	$3,380	$3,465	$3,560	$19,430
Other pension plans	$505	$510	$520	$530	$540	$2,925

RETIREE HEALTH AND LIFE BENEFITS

We sponsor a number of retiree health and life insurance benefit plans (retiree benefit plans). Principal retiree benefit plans are discussed below; other such plans are not significant individually or in the aggregate. We use a December 31 measurement date for our plans.

Principal Retiree Benefit Plans provide health and life insurance benefits to eligible participants and these participants share in the cost of healthcare benefits. These plans cover approximately 193,000 retirees and dependents. In 2012, we amended our principal retiree benefit plans such that, effective January 1, 2015, our post-65 retiree health plans will be closed to certain salaried and retired salaried employees who are not enrolled in the plans as of that date, and we will no longer offer company-provided life insurance in retirement for certain salaried employees who retire after that date. In 2014, we amended our post-65 retiree health plans for certain former salaried employees and eligible dependents. Effective January 1, 2015, the Company will provide eligible participants with a Retiree Reimbursement Account to help pay for coverage purchased through a private exchange instead of offering our current post-65 retiree health plans.

GE 2014 FORM 10-K  177

FINANCIAL STATEMENTS	POSTRETIREMENT BENEFIT PLANS

COST OF PRINCIPAL RETIREE BENEFIT PLANS

(In millions)	2014		2013	2012

Service cost for benefits earned	$164		$229	$219
Prior service cost amortization	353		393	518
Expected return on plan assets	(50)		(60)	(73)
Interest cost on benefit obligations	424		410	491
Net actuarial loss (gain) amortization	(150)		(45)	32
Net curtailment/settlement loss (gain)	48	(a)	-	(101)
Retiree benefit plans cost	$789		$927	$1,086

(a)	Loss resulting from our agreement with Electrolux to sell the GE Appliances business.

ACTUARIAL ASSUMPTIONS

The actuarial assumptions at December 31 are used to measure the year-end benefit obligations and the retiree benefit plan costs for the subsequent year.

December 31	2014	2013		2012		2011

Discount rate	3.89%	4.61	%(a)	3.74	%(a)	4.09	%(a)
Compensation increases	4.10	4.00		3.90		3.75
Expected return on assets	7.00	7.00		7.00		7.00
Initial healthcare trend rate(b)	6.00	6.00		6.50		7.00

(a)	Weighted average discount rates of 4.47%, 3.77%, and 3.94% were used for determination of costs in 2014, 2013 and 2012, respectively.
(b)	For 2014, ultimately declining to 5% for 2030 and thereafter.

To determine the expected long-term rate of return on retiree life plan assets, we consider current and target asset allocations, historical and expected returns on various categories of plan assets, as well as expected benefit payments and resulting asset levels. In developing future return expectations for retiree benefit plan assets, we formulate views on the future economic environment, both in the U.S. and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields and spreads, using both internal and external sources. We also take into account expected volatility by asset class and diversification across classes to determine expected overall portfolio results given current and target allocations. Based on our analysis of future expectations of asset performance, past return results, our current and target asset allocations as well as a shorter time horizon for retiree life plan assets, we have assumed a 7.0% long-term expected return on those assets for cost recognition in 2015. We apply our expected rate of return to a market-related value of assets, which stabilizes variability in the amounts to which we apply that expected return.

The Society of Actuaries recently issued new mortality tables projecting longer life expectancies that will result in higher postretirement obligations for U.S. companies. We updated our mortality assumptions at December 31, 2014. The new mortality assumptions increased our principal retiree benefit plans' benefit obligations by $612 million at December 31, 2014.

We amortize experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, over a period no longer than the average future service of employees.

FUNDING POLICY

We fund retiree health benefits on a pay-as-you-go basis. We expect to contribute approximately $540 million in 2015 to fund such benefits. We fund the retiree life insurance trust at our discretion.

GE 2014 FORM 10-K  178

FINANCIAL STATEMENTS	POSTRETIREMENT BENEFIT PLANS

Changes in the accumulated postretirement benefit obligation for retiree benefit plans follow.

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION (APBO)

(In millions)	2014		2013

Balance at January 1	$9,913		$11,804
Service cost for benefits earned	164		229
Interest cost on benefit obligations	424		410
Participant contributions	52		52
Plan amendments	(586)		-
Actuarial loss (gain)	1,440	(a)	(1,836)	(b)
Benefits paid	(704)		(746)
Balance at December 31(c)	$10,703		$9,913

(a)	Primarily associated with discount rate and mortality assumption changes.
(b)	Primarily associated with discount rate change and lower costs from new healthcare supplier contracts.
(c)	The APBO for the retiree health plans was $8,445 million and $7,626 million at year-end 2014 and 2013, respectively.

A one percentage point change in the assumed healthcare cost trend rate would have the following effects.

	1%	1%
(In millions)	Increase	Decrease

APBO at December 31, 2014	$977	$(810)
Service and interest cost in 2014	56	(47)

PLAN ASSETS

The fair value of the classes of retiree benefit plans' investments is presented below. The inputs and valuation techniques used to measure the fair value of assets are consistently applied and described in Note 1.

FAIR VALUE OF PLAN ASSETS

(In millions)	2014	2013

Balance at January 1	$903	$946
Actual gain on plan assets	44	118
Employer contributions	518	533
Participant contributions	52	52
Benefits paid	(704)	(746)
Balance at December 31	$813	$903

ASSET ALLOCATION

	2014		2014
	Target		Actual
December 31	allocation		allocation

Equity securities(a)	35 - 75	%(b)	50	%(c)
Debt securities (including cash equivalents)	11 - 46		26
Private equities	0 - 25		13
Real estate	0 - 12		9
Other investments(d)	0 - 10		2

(a)	Includes investment funds that primarily hold this type of asset.
(b)	Target allocations were 18-38% for U.S. equity securities and 17-37% for non-U.S. equity securities.
(c)	Actual allocations were 29% for U.S. equity securities and 21% for non-U.S. equity securities.
(d)	Substantially all represented hedge fund investments.

GE 2014 FORM 10-K  179

FINANCIAL STATEMENTS	POSTRETIREMENT BENEFIT PLANS

Plan fiduciaries set investment policies and strategies for the trust and oversee its investment allocation, which includes selecting investment managers and setting long-term strategic targets. The primary strategic investment objectives are balancing investment risk and return and monitoring the plan's liquidity position in order to meet the near-term benefit payment and other cash needs. Target allocation percentages are established at an asset class level by plan fiduciaries. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.

Short-term securities purchased must generally be rated A-1/P-1 or better, except for 15% of such securities that may be rated A-2/P-2 and other short-term securities as may be approved by the plan fiduciaries. According to statute, the aggregate holdings of all qualifying employer securities (e.g., GE common stock) and qualifying employer real property may not exceed 10% of the fair value of trust assets at the time of purchase. GE securities represented 3.9% and 4.0% of trust assets at year-end 2014 and 2013, respectively.

Retiree life plan assets were $813 million and $903 million at December 31, 2014 and 2013, respectively. Public equity and debt securities amounting to $615 million and $727 million represented approximately 78% and 77% of total investments at December 31, 2014 and 2013, respectively. The plans' investments were classified as 37% Level 1, 41% Level 2 and 22% Level 3 at December 31, 2014. The plans' investments were classified as 33% Level 1, 43% Level 2 and 24% Level 3 at December 31, 2013. The changes in Level 3 investments were insignificant for the years ended December 31, 2014 and 2013.

RETIREE BENEFIT ASSET(LIABILITY)

December 31 (In millions)	2014	2013

Funded status(a)	$(9,890)	$(9,010)
Liability recorded in the Statement of Financial Position
Retiree health plans
Due within one year	$(518)	$(531)
Due after one year	(7,927)	(7,095)
Retiree life plans	(1,445)	(1,384)
Net liability recognized	$(9,890)	$(9,010)
Amounts recorded in shareowners' equity (unamortized)
Prior service cost (credit)	$(24)	$963
Net actuarial gain	(71)	(1,667)
Total	$(95)	$(704)

(a)	Fair value of assets less APBO, as shown in the preceding tables.

In 2015, we estimate that we will amortize $125 million of prior service cost and $5 million of net actuarial loss from shareowners' equity into retiree benefit plans cost. Comparable amortized amounts in 2014 were $353 million of prior service cost and $150 million of net actuarial gain.

ESTIMATED FUTURE BENEFIT PAYMENTS
						2020 -
(In millions)	2015	2016	2017	2018	2019	2024

	$680	$665	$670	$675	$685	$3,285

GE 2014 FORM 10-K  180

FINANCIAL STATEMENTS	ALL OTHER LIABILITIES

POSTRETIREMENT BENEFIT PLANS

2014 COST OF POSTRETIREMENT BENEFIT PLANS AND CHANGES IN OTHER COMPREHENSIVE INCOME

	Total	Principal	Other	Retiree
	postretirement	pension	pension	benefit
(In millions)	benefit plans	plans	plans	plans

Cost of postretirement benefit plans	$4,805	$3,604	$412	$789
Changes in other comprehensive income
Prior service cost – current year	(615)	-	(29)	(586)
Net actuarial loss – current year(a)	14,843	12,115	1,282	1,446
Net curtailment/settlement	(113)	(65)	-	(48)
Prior service cost amortization	(573)	(214)	(6)	(353)
Net actuarial gain (loss) amortization	(2,620)	(2,565)	(205)	150
Total changes in other comprehensive income	10,922	9,271	1,042	609
Cost of postretirement benefit plans and
changes in other comprehensive income	$15,727	$12,875	$1,454	$1,398

(a)	Principally associated with discount rate and mortality assumption changes.

NOTE 13. ALL OTHER LIABILITIES

This caption includes liabilities for various items including non-current compensation and benefits, deferred income, interest on tax liabilities, unrecognized tax benefits, environmental remediation, asset retirement obligations, derivative instruments, product warranties and a variety of sundry items.

Accruals for non-current compensation and benefits amounted to $42,354 million and $27,853 million at December 31, 2014 and 2013, respectively. These amounts include compensation and benefit liabilities, such as postretirement benefits and deferred incentive compensation. See Note 12.

We are involved in numerous remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs exclude possible insurance recoveries and, when dates and amounts of such costs are not known, are not discounted. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low end of such range. It is reasonably possible that our environmental remediation exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology and information related to individual sites, such amounts are not reasonably estimable. Total reserves related to environmental remediation and asbestos claims, were $2,182 million at December 31, 2014.

GE 2014 FORM 10-K  181

FINANCIAL STATEMENTS	INCOME TAXES

NOTE 14. INCOME TAXES

GE and GECC file a consolidated U.S. federal income tax return. This enables GE to use GECC tax deductions and credits to reduce the tax that otherwise would have been payable by GE. The GECC effective tax rate for each period reflects the benefit of these tax reductions in the consolidated return. GE makes cash payments to GECC for these tax reductions at the time GE's tax payments are due.

(BENEFIT) PROVISION FOR INCOME TAXES

(In millions)	2014	2013	2012

GE
Current tax expense	$2,110	$4,239	$2,307
Deferred tax expense (benefit) from temporary differences	(476)	(2,571)	(294)
	1,634	1,668	2,013
GECC
Current tax expense (benefit)	848	(268)	1,379
Deferred tax expense (benefit) from temporary differences	(710)	(724)	(858)
	138	(992)	521
Consolidated
Current tax expense	2,958	3,971	3,686
Deferred tax expense (benefit) from temporary differences	(1,186)	(3,295)	(1,152)
Total	$1,772	$676	$2,534

CONSOLIDATED EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

(In millions)	2014	2013	2012

U.S. earnings	$5,421	$6,099	$8,309
Non-U.S. earnings	11,808	10,052	9,072
Total	$17,229	$16,151	$17,381

CONSOLIDATED (BENEFIT) PROVISION FOR INCOME TAXES

(In millions)	2014	2013	2012

U.S. Federal
Current(a)	$51	$85	$685
Deferred	(177)	(2,315)	(414)
Non - U.S.
Current	2,978	3,659	2,871
Deferred	(849)	(1,038)	(773)
Other	(231)	285	165
Total	$1,772	$676	$2,534

(a)	Includes the benefit from GECC deductions and credits applied against GE's current U.S. tax expense.

GE 2014 FORM 10-K  182

FINANCIAL STATEMENTS	INCOME TAXES

Our businesses are subject to regulation under a wide variety of U.S. federal, state and foreign tax laws, regulations and policies. Changes to these laws or regulations may affect our tax liability, return on investments and business operations. For example, GE's effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with non-U.S. financial institutions in global markets. This provision, which had expired at the end of 2013, was reinstated in December 2014 retroactively for one year through the end of 2014. The provision also had been scheduled to expire and had been extended by Congress on seven previous occasions, but there can be no assurance that it will continue to be extended. In the event the provision is not extended after 2014, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. If this provision is not extended, we expect our effective tax rate to increase significantly after 2015.

RECONCILIATION OF U.S. FEDERAL STATUTORY INCOME TAX RATE TO ACTUAL INCOME TAX RATE

	Consolidated			GE			GECC
	2014	2013	2012	2014	2013	2012	2014	2013	2012

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from
inclusion of after-tax earnings of GECC in
before-tax earnings of GE	-	-	-	(15.2)	(16.9)	(15.3)	-	-	-
Tax on global activities including exports(a)	(18.4)	(24.7)	(12.5)	(7.9)	(4.1)	(4.3)	(24.1)	(45.0)	(18.4)
U.S. business credits(b)	(2.6)	(3.6)	(2.6)	(0.6)	(1.5)	(0.7)	(4.6)	(4.6)	(4.3)
Business Property disposition	-	-	(1.9)	-	-	-	-	-	(4.2)
All other – net	(3.7)	(2.5)	(3.4)	(1.6)	(2.7)	(2.7)	(4.5)	1.0	(1.5)
	(24.7)	(30.8)	(20.4)	(25.3)	(25.2)	(23.0)	(33.2)	(48.6)	(28.4)
Actual income tax rate	10.3%	4.2%	14.6%	9.7%	9.8%	12.0%	1.8%	(13.6)%	6.6%

(a)
Included (1.7)% and (3.8)% in consolidated and GECC, respectively, related to the sale of GEMB-Nordic in 2014 and (6.0)% and (13.3)% in consolidated and GECC, respectively, related to the sale of 68.5% of our Swiss consumer finance bank, Cembra Money Bank AG (Cembra), through an initial public offering in 2013.

(b)
U.S. general business credits, primarily the credit for manufacture of energy efficient appliances, the credit for energy produced from renewable sources, the advanced energy project credit, the low-income housing credit and the credit for research performed in the U.S.

UNRECOGNIZED TAX POSITIONS

Annually, we file over 5,500 income tax returns in over 250 global taxing jurisdictions. We are under examination or engaged in tax litigation in many of these jurisdictions. During 2013, the Internal Revenue Service (IRS) completed the audit of our consolidated U.S. income tax returns for 2008-2009, except for certain issues that remain under examination.  At December 31, 2014, the IRS was auditing our consolidated U.S. income tax returns for 2010-2011.  In addition, certain other U.S. tax deficiency issues and refund claims for previous years were unresolved. The IRS has disallowed the tax loss on our 2003 disposition of ERC Life Reinsurance Corporation. We have contested the disallowance of this loss. It is reasonably possible that the unresolved items could be resolved during the next 12 months, which could result in a decrease in our balance of "unrecognized tax benefits" – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties. Resolution of audit matters, including the IRS audit of our consolidated U.S. income tax returns for 2008-2009, reduced our 2013 consolidated income tax rate by 2.8 percentage points.

GE 2014 FORM 10-K  183

FINANCIAL STATEMENTS	INCOME TAXES

The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months were:

UNRECOGNIZED TAX BENEFITS

December 31 (In millions)	2014	2013

Unrecognized tax benefits	$5,619	$5,816
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	4,059	4,307
Accrued interest on unrecognized tax benefits	807	975
Accrued penalties on unrecognized tax benefits	103	164
Reasonably possible reduction to the balance of unrecognized tax benefits in succeeding 12 months	0-900	0-900
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-300	0-350

(a)	Some portion of such reduction may be reported as discontinued operations.

UNRECOGNIZED TAX BENEFITS RECONCILIATION

(In millions)	2014	2013

Balance at January 1,	$5,816	$5,445
Additions for tax positions of the current year	234	771
Additions for tax positions of prior years	673	872
Reductions for tax positions of prior years	(761)	(1,140)
Settlements with tax authorities	(305)	(98)
Expiration of the statute of limitations	(38)	(34)
Balance at December 31	$5,619	$5,816

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as provision for income taxes. For the years ended December 31, 2014, 2013 and 2012, $(68) million, $22 million and $(45) million of interest expense (income), respectively, and $(45) million, an insignificant amount and $33 million of tax expense (income) related to penalties, respectively, were recognized in the Statement of Earnings.

DEFERRED INCOME TAXES

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

We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at December 31, 2014 and 2013, were approximately $119 billion and $110 billion, respectively. Most of these earnings have been reinvested in active non-U.S. business operations and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings.

GE 2014 FORM 10-K  184

FINANCIAL STATEMENTS	INCOME TAXES

Aggregated deferred income tax amounts are summarized below.

December 31 (In millions)	2014	2013

Assets
GE	$19,942	$15,284
GECC	12,546	13,224
	32,488	28,508
Liabilities
GE	(11,170)	(10,223)
GECC	(18,777)	(18,010)
	(29,947)	(28,233)
Net deferred income tax asset (liability)	$2,541	$275

COMPONENTS OF THE NET DEFERRED INCOME TAX ASSET (LIABILITY)

December 31 (In millions)	2014	2013

GE
Principal pension plans	$7,859	$3,436
Provision for expenses(a)	6,192	5,934
Retiree insurance plans	3,462	3,154
Non-U.S. loss carryforwards(b)	738	874
Contract costs and estimated earnings	(3,996)	(3,550)
Intangible assets	(2,364)	(2,268)
Depreciation	(1,226)	(1,079)
Investment in global subsidiaries	(979)	(1,077)
Other – net	(914)	(363)
	8,772	5,061
GECC
Operating leases	(6,351)	(6,284)
Financing leases	(4,046)	(4,075)
Intangible assets	(1,963)	(1,943)
Net unrealized gains (losses) on securities	(507)	(145)
Cash flow hedges	(162)	(163)
Non-U.S. loss carryforwards(b)	4,094	3,791
Allowance for losses	2,186	2,640
Investment in global subsidiaries	1,935	1,883
Other – net	(1,417)	(490)
	(6,231)	(4,786)
Net deferred income tax asset (liability)	$2,541	$275

(a)	Represented the tax effects of temporary differences related to expense accruals for a wide variety of items, such as employee compensation and benefits, other pension plan liabilities, interest on tax liabilities, product warranties and other sundry items that are not currently deductible.
(b)	Net of valuation allowances of $2,015 million and $2,089 million for GE and $880 million and $862 million for GECC, for 2014 and 2013, respectively. Of the net deferred tax asset as of December 31, 2014, of $4,832 million, $47 million relates to net operating loss carryforwards that expire in various years ending from December 31, 2015 through December 31, 2017; $166 million relates to net operating losses that expire in various years ending from December 31, 2018 through December 31, 2034 and $4,619 million relates to net operating loss carryforwards that may be carried forward indefinitely.

GE 2014 FORM 10-K  185

FINANCIAL STATEMENTS	SHAREOWNER'S EQUITY

NOTE 15. SHAREOWNERS' EQUITY

(In millions)	2014	2013	2012

Preferred stock issued	$-	$-	$-
Common stock issued	$702	$702	$702
Accumulated other comprehensive income
Balance at January 1	$(9,120)	$(20,230)	$(23,974)
Other comprehensive income before reclassifications	(12,087)	8,844	841
Reclassifications from other comprehensive income	3,035	2,266	2,903
Other comprehensive income, net, attributable to GE	(9,052)	11,110	3,744
Balance at December 31	$(18,172)	$(9,120)	$(20,230)
Other capital
Balance at January 1	$32,494	$33,070	$33,693
Gains (losses) on treasury stock dispositions and other(a)	395	(576)	(623)
Balance at December 31	$32,889	$32,494	$33,070
Retained earnings
Balance at January 1	$149,051	$144,055	$137,786
Net earnings attributable to the Company	15,233	13,057	13,641
Dividends and other transactions with shareowners	(8,951)	(8,061)	(7,372)
Balance at December 31	$155,333	$149,051	$144,055
Common stock held in treasury
Balance at January 1	$(42,561)	$(34,571)	$(31,769)
Purchases	(1,950)	(10,466)	(5,295)
Dispositions	1,918	2,476	2,493
Balance at December 31	$(42,593)	$(42,561)	$(34,571)
Total equity
GE shareowners' equity balance at December 31	$128,159	$130,566	$123,026
Noncontrolling interests balance at December 31	8,674	6,217	5,444
Total equity balance at December 31	$136,833	$136,783	$128,470

(a)	2014 included $440 million related to the excess of the net proceeds from the Synchrony Financial IPO over the carrying value of the interest sold.

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

The preferred stock was redeemable at our option three years after issuance at a price of 110% of liquidation value plus accrued and unpaid dividends. On September 13, 2011, we provided notice to Berkshire Hathaway that we would redeem the shares for the stated redemption price of $3,300 million, plus accrued and unpaid dividends. In connection with this notice, we recognized a preferred dividend of $806 million (calculated as the difference between the carrying value and redemption value of the preferred stock), which was recorded as a reduction to earnings attributable to common shareowners and common shareowners' equity. The preferred shares were redeemed on October 17, 2011.

GE has 50 million authorized shares of preferred stock ($1.00 par value). No shares were issued and outstanding as of December 31, 2014 and 2013.

GE 2014 FORM 10-K  186
>

FINANCIAL STATEMENTS	SHAREOWNER'S EQUITY

SHARES OF GE COMMON STOCK

On December 14, 2012, we increased the existing authorization by $10 billion to $25 billion for our share repurchase program and extended the program (which would have otherwise expired on December 31, 2013) through 2015. On February 12, 2013, we increased the existing authorization by an additional $10 billion resulting in authorization to repurchase up to a total of $35 billion of our common stock through 2015. Under this program, on a book basis, we repurchased shares of 73.6 million, 432.6 million and 248.6 million for a total of $1,901 million, $10,375 million and $5,185 million for the years ended 2014, 2013 and 2012 respectively.

GE's authorized common stock consists of 13,200,000,000 shares having a par value of $0.06 each.

Common shares issued and outstanding are summarized in the following table.

December 31 (In thousands)	2014	2013	2012

Issued	11,693,841	11,693,841	11,693,841
In treasury	(1,636,461)	(1,632,960)	(1,288,216)
Outstanding	10,057,380	10,060,881	10,405,625

 GE 2014 FORM 10-K  187

FINANCIAL STATEMENTS	SHAREOWNER'S EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(In millions)	2014	2013	2012

Investment securities
Balance at January 1	$307	$677	$(30)
Other comprehensive income (loss) (OCI) before reclassifications –
net of deferred taxes of $353, $(407) and $387 (a)	562	(692)	683
Reclassifications from OCI – net of deferred taxes
of $84, $222 and $13	146	318	22
Other comprehensive income (loss)(b)	708	(374)	705
Less OCI attributable to noncontrolling interests	2	(4)	(2)
Balance at December 31	$1,013	$307	$677

Currency translation adjustments (CTA)
Balance at January 1(c)	$283	$412	$133
OCI before reclassifications – net of deferred taxes	(2,600)	510	474
of $(129), $(613) and $(266)
Reclassifications from OCI – net of deferred taxes
of $213, $793 and $54	(129)	(818)	(174)
Other comprehensive income (loss)(b)	(2,729)	(308)	300
Less OCI attributable to noncontrolling interests	(19)	(22)	21
Balance at December 31	$(2,427)	$126	$412

Cash flow hedges
Balance at January 1(c)	$(414)	$(722)	$(1,176)
OCI before reclassifications – net of deferred taxes	(610)	738	385
of $23, $250 and $392
Reclassifications from OCI – net of deferred taxes
of $34, $(177) and $(245)	844	(271)	68
Other comprehensive income (loss)(b)	234	467	453
Less OCI attributable to noncontrolling interests	-	2	(1)
Balance at December 31	$(180)	$(257)	$(722)

Benefit plans
Balance at January 1	$(9,296)	$(20,597)	$(22,901)
Prior service credit (costs) - net of deferred taxes
of $219, $(5) and $304	396	(6)	534
Net actuarial gain (loss) – net of deferred taxes
of $(5,332), $4,506 and $(574)	(9,849)	8,269	(1,396)
Net curtailment/settlement - net of deferred taxes
of $41, $0 and $123	72	-	174
Prior service cost amortization – net of deferred taxes
of $241, $267 and $326	349	397	497
Net actuarial loss amortization – net of deferred taxes
of $859, $1,343 and $1,278	1,753	2,640	2,490
Other comprehensive income (loss)(b)	(7,279)	11,300	2,299
Less OCI attributable to noncontrolling interests	3	(1)	(5)
Balance at December 31	$(16,578)	$(9,296)	$(20,597)

Accumulated other comprehensive income (loss) at December 31	$(18,172)	$(9,120)	$(20,230)

(a)	Includes adjustments of $960 million, $(1,171) million and $527 million in 2014, 2013 and 2012, respectively, to deferred acquisition costs, present value of future profits, and investment contracts, insurance liabilities and insurance annuity benefits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.
(b)	Total other comprehensive income (loss) was $(9,066) million, $11,085 million and $3,757 million in 2014, 2013 and 2012, respectively.
(c)	Includes a $157 million reclassification between 2014 opening balances in Currency Translation Adjustments and Cash Flow Hedges.

GE 2014 FORM 10-K  188

FINANCIAL STATEMENTS	SHAREOWNER'S EQUITY

RECLASSIFICATION OUT OF AOCI

(In millions)	2014	2013	2012	Statement of Earnings Caption

Available-for-sale securities
Realized gains (losses) on
sale/impairment of securities	$(230)	$(540)	$(35)	Other income
	84	222	13	Benefit (provision) for income taxes
	$(146)	$(318)	$(22)	Net of tax
Currency translation adjustments
Gains (losses) on dispositions	$(84)	$25	$120	Costs and expenses
	213	793	54	Benefit (provision) for income taxes
	$129	$818	$174	Net of tax
Cash flow hedges
Gains (losses) on interest rate derivatives	$(234)	$(364)	$(499)	Interest and other financial charges
Foreign exchange contracts	(666)	564	792	(a)
Other	22	248	(116)	(b)
	(878)	448	177	Total before tax
	34	(177)	(245)	Benefit (provision) for income taxes
	$(844)	$271	$(68)	Net of tax
Benefit plan items
Curtailment loss	$(113)	$-	$-	(c)
Amortization of prior service costs	(590)	(664)	(823)	(c)
Amortization of actuarial gains (losses)	(2,612)	(3,983)	(3,768)	(c)
	(3,315)	(4,647)	(4,591)	Total before tax
	1,141	1,610	1,604	Benefit (provision) for income taxes
	$(2,174)	$(3,037)	$(2,987)	Net of tax

Total reclassification adjustments	$(3,035)	$(2,266)	$(2,903)	Net of tax

(a)
Included $(607) million, $608 million and $894 million in GECC revenues from services and $(59) million, $(44) million and $(102) million in interest and other financial charges in 2014, 2013 and 2012, respectively.

(b)	Primarily recorded in costs and expenses.
(c)	Curtailment loss, amortization of prior service costs and actuarial gains and losses out of AOCI are included in the computation of net periodic pension costs. See Note 12 for further information.

NONCONTROLLING INTERESTS

Noncontrolling interests in equity of consolidated affiliates includes common shares in consolidated affiliates and preferred stock issued by our affiliates.

GECC preferred stock is presented as noncontrolling interests in the GE consolidated Statement of Financial Position. GECC preferred stock dividends are presented as noncontrolling interests in the GE consolidated Statement of Earnings. The balance is summarized as follows.

December 31 (In millions)	2014	2013

GECC preferred stock	$4,950	$4,950
Synchrony Financial	2,531	-
Other noncontrolling interests in consolidated affiliates(a)	1,193	1,267
Total	$8,674	$6,217

(a)	Consisted of a number of individually insignificant noncontrolling interests in partnerships and consolidated affiliates.

GE 2014 FORM 10-K  189

FINANCIAL STATEMENTS	SHAREOWNER'S EQUITY

CHANGES TO NONCONTROLLING INTERESTS

(In millions)	2014	2013	2012

Beginning balance	$6,217	$5,444	$1,696
Net earnings	183	298	223
GECC issuance of preferred stock	-	990	3,960
GECC preferred stock dividend	(322)	(298)	(123)
Dividends	(74)	(80)	(42)
Dispositions	(81)	(175)	-
Synchrony Financial IPO	2,393	-	-
Other (including AOCI) (a)	358	38	(270)
Ending balance	$8,674	$6,217	$5,444

(a)	Includes research & development partner funding arrangements, acquisitions and eliminations.

OTHER
During the second quarter of 2013, GECC issued 10,000 shares of non-cumulative perpetual preferred stock with a $0.01 par value for proceeds of $990 million. The preferred shares bear an initial fixed interest rate of 5.25% through June 15, 2023, bear a floating rate equal to three-month LIBOR plus 2.967% thereafter and are callable on June 15, 2023. Dividends on the GECC preferred stock are payable semiannually, in June and December, with the first payment on this issuance made in December 2013.

During 2012, GECC issued 40,000 shares of non-cumulative perpetual preferred stock with a $0.01 par value for proceeds of $3,960 million. Of these shares, 22,500 bear an initial fixed interest rate of 7.125% through June 15, 2022, bear a floating rate equal to three-month LIBOR plus 5.296% thereafter and are callable on June 15, 2022, and 17,500 shares bear an initial fixed interest rate of 6.25% through December 15, 2022, bear a floating rate equal to three-month LIBOR plus 4.704% thereafter and are callable on December 15, 2022. Dividends on the GECC preferred stock are payable semi-annually, in June and December, with the first payment made in December 2012.

GECC paid quarterly dividends of $2,000 million, $1,930 million and $1,926 million and special dividends of $1,000 million, $4,055 million and $4,500 million to GE for the years ended 2014, 2013 and 2012, respectively.

GE 2014 FORM 10-K  190

FINANCIAL STATEMENTS	OTHER STOCK-RELATED INFORMATION

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

STOCK COMPENSATION PLANS

	Securities
	to be	Weighted	Securities
	issued	average	available
	upon	exercise	for future
December 31, 2014 (Shares in thousands)	exercise	price	issuance

Approved by shareowners
Options	500,948	$20.92	(a)
RSUs	14,896	(b)	(a)
PSUs	1,000	(b)	(a)
Not approved by shareowners (Consultants' Plan)
Options	338	25.32	(c)
RSUs	-	(b)	(c)
Total	517,182	$20.92	327,525

(a)	In 2007, the Board of Directors approved the 2007 Long-Term Incentive Plan (the Plan), which replaced the 1990 Long-Term Incentive Plan. During 2012, an amendment was approved to increase the number of shares authorized for issuance under the Plan from 500 million shares to 925 million shares. No more than 230 million of the total number of authorized shares may be available for awards granted in any form provided under the Plan other than options or stock appreciation rights. Total shares available for future issuance under the Plan amounted to 299.3 million shares at December 31, 2014.
(b)	Not applicable.

(c)	Total shares available for future issuance under the Consultants' Plan amount to 28.2 million shares.

Outstanding options expire on various dates through December 12, 2024.

GE 2014 FORM 10-K  191
>

FINANCIAL STATEMENTS	OTHER STOCK-RELATED INFORMATION

The following table summarizes information about stock options outstanding at December 31, 2014.

STOCK OPTIONS OUTSTANDING

	Outstanding			Exercisable
			Average		Average
	Shares	Average	exercise	Shares	exercise
Exercise price range	(In thousands)	life(a)	price	(In thousands)	price

Under $10.00	28,484	3.9	$9.57	28,484	$9.57
10.01-15.00	46,905	4.2	11.98	46,905	11.98
15.01-20.00	158,534	5.7	17.46	113,286	17.32
20.01-25.00	132,295	7.9	22.55	50,587	22.25
25.01-30.00	100,668	8.5	26.51	19,039	28.22
30.01-35.00	21,712	1.2	34.10	21,712	34.10
Over $35.00	12,688	2.4	38.67	12,688	38.57
Total	501,286	6.3	$20.92	292,701	$19.44

(a)	Weighted average contractual life remaining in years.

At year-end 2013, options with a weighted average exercise price of $20.15 were exercisable on 254 million shares.

STOCK OPTION ACTIVITY

			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise	contractual	value
	(In thousands)	price	term (In years)	(In millions)

Outstanding at January 1, 2014	473,611	$20.02
Granted	82,142	26.11
Exercised	(30,433)	14.42
Forfeited	(7,414)	21.89
Expired	(16,620)	32.40
Outstanding at December 31, 2014	501,286	$20.92	6.3	$2,668
Exercisable at December 31, 2014	292,701	$19.44	4.9	$2,124
Options expected to vest	189,186	$22.97	8.3	$496

We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value of options granted during 2014, 2013 and 2012 was $5.26, $4.52 and $3.80, respectively. The following assumptions were used in arriving at the fair value of options granted during 2014, 2013 and 2012, respectively: risk-free interest rates of 2.3%, 2.5% and 1.3%; dividend yields of 3.1%, 4.0% and 4.0%; expected volatility of 26%, 28% and 29%; and expected lives of 7.3 years, 7.5 years and 7.8 years. Risk-free interest rates reflect the yield on zero-coupon U.S. Treasury securities. Expected dividend yields presume a set dividend rate and we used a historical five-year average for the dividend yield. Expected volatilities are based on implied volatilities from traded options and historical volatility of our stock. The expected option lives are based on our historical experience of employee exercise behavior.

The total intrinsic value of options exercised during 2014, 2013 and 2012 amounted to $360 million, $392 million and $265 million, respectively. As of December 31, 2014, there was $739 million of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 2 years, of which approximately $185 million after tax is expected to be recognized in 2015.

Stock option expense recognized in net earnings during 2014, 2013 and 2012 amounted to $215 million, $231 million and $220 million, respectively. Cash received from option exercises during 2014, 2013 and 2012 was $439 million, $490 million and $355 million, respectively. The tax benefit realized from stock options exercised during 2014, 2013 and 2012 was $118 million, $128 million and $88 million, respectively.
GE 2014 FORM 10-K  192

FINANCIAL STATEMENTS	OTHER INCOME

OTHER STOCK-BASED COMPENSATION

			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Shares	grant date	contractual	value
	(In thousands)	fair value	term (In years)	(In millions)

RSUs outstanding at January 1, 2014	13,572	$22.58
Granted	5,016	26.08
Vested	(3,305)	21.70
Forfeited	(387)	22.31
RSUs outstanding at December 31, 2014	14,896	$24.00	2.5	$376
RSUs expected to vest	13,667	$21.94	2.2	$345

The fair value of each restricted stock unit is the market price of our stock on the date of grant. The weighted average grant date fair value of RSUs granted during 2014, 2013 and 2012 was $26.08, $24.54 and $20.79, respectively. The total intrinsic value of RSUs vested during 2014, 2013 and 2012 amounted to $86 million, $109 million and $116 million, respectively. As of December 31, 2014, there was $233 million of total unrecognized compensation cost related to non-vested RSUs. That cost is expected to be recognized over a weighted average period of 2 years, of which approximately $54 million after tax is expected to be recognized in 2015. As of December 31, 2014, 1 million PSUs with a weighted average remaining contractual term of 1.5 years, an aggregate intrinsic value of $25 million and $9 million of unrecognized compensation cost were outstanding. Other share-based compensation expense for RSUs and PSUs recognized in net earnings amounted to $56 million, $62 million and $79 million in 2014, 2013 and 2012, respectively.

The income tax benefit recognized in earnings based on the compensation expense recognized for all share-based compensation arrangements amounted to $147 million, $145 million and $153 million in 2014, 2013 and 2012, respectively. The excess of actual tax deductions over amounts assumed, which are recognized in shareowners' equity, were $86 million $86 million and $53 million in 2014, 2013 and 2012, respectively.

When stock options are exercised and restricted stock vests, the difference between the assumed tax benefit and the actual tax benefit must be recognized in our financial statements. In circumstances in which the actual tax benefit is lower than the estimated tax benefit, that difference is recorded in equity, to the extent there are sufficient accumulated excess tax benefits. At December 31, 2014, our accumulated excess tax benefits are sufficient to absorb any future differences between actual and estimated tax benefits for all of our outstanding option and restricted stock grants.

NOTE 17. OTHER INCOME

(In millions)	2014	2013	2012

GE
Licensing and royalty income	$288	$320	$290
Purchases and sales of business interests(a)	188	1,750	574
Associated companies(b)	176	40	1,545
Net interest and investment income(c)	(77)	116	196
Other items(d)	132	660	52
	707	2,886	2,657
Eliminations	71	222	(94)
Total	$778	$3,108	$2,563

(a)	Included a pre-tax gain of $1,096 million on the sale of our 49% common equity interest in NBCU LLC in 2013. See Note 2.
(b)	Included income of $1,416 million from our former equity method investment in NBCU LLC in 2012.
(c)	Included other-than-temporary impairments on investment securities of $217 million in 2014.
(d)	Included net gains on asset sales of $127 million in 2014 and $357 million in 2013.

GE 2014 FORM 10-K  193

FINANCIAL STATEMENTS	GECC REVENUES & SUPPLEMENTAL COST INFORMATION

NOTE 18. GECC REVENUES FROM SERVICES

(In millions)	2014	2013	2012

Interest on loans	$17,324	$17,951	$18,843
Equipment leased to others	9,940	9,804	10,456
Fees	4,618	4,720	4,709
Investment income(a)	2,271	1,809	2,630
Financing leases	1,416	1,667	1,888
Associated companies(b)	1,182	1,809	1,538
Premiums earned by insurance activities	1,509	1,573	1,715
Real estate investments(c)	1,727	2,528	1,709
Other items(a)(d)	2,617	2,080	1,757
	42,604	43,941	45,245
Eliminations	(1,551)	(1,546)	(1,273)
Total	$41,053	$42,395	$43,972

(a)	Included net other-than-temporary impairments on investment securities of $(173) million, $(747) million and $(140) million in 2014, 2013 and 2012, respectively, of which $96 million related to the impairment of an investment in a Brazilian company that was fully offset by the benefit of a guarantee provided by GE reflected as a component in other items for 2013. See Note 3.
(b)	During 2013, we sold our remaining equity interest in the Bank of Ayudhya (Bay Bank) and recorded a pre-tax gain of $641 million. During 2012, we sold our remaining equity interest in Garanti Bank, which was classified as an available-for-sale security.
(c)	During 2013, we sold real estate comprising certain floors located at 30 Rockefeller Center, New York for a pre-tax gain of $902 million.
(d)	During 2014, we sold GEMB-Nordic and recorded a pre-tax gain of $473 million. During 2013, we sold a portion of Cembra through an initial public offering and recorded a pre-tax gain of $351 million.

NOTE 19. SUPPLEMENTAL COST INFORMATION

RESEARCH & DEVELOPMENT

We conduct research and development (R&D) activities to continually enhance our existing products and services, develop new product and services to meet our customer's changing needs and requirements, and address new market opportunities.

Research and development expenses are classified in cost of goods sold in the Statement of Earnings.  In addition, research and development funding from customers, principally the U.S. government, is recorded as an offset to cost of goods sold.  We also enter into research and development arrangements with unrelated investors, which are generally formed through partnerships.  Research and development funded by investors is classified within net earnings/loss attributable to noncontrolling interests.

(In millions)	2014	2013	2012

Total R&D	$5,273	$5,461	$5,200
Less customer funded R&D (principally the U.S. Government)	(721)	(711)	(680)
Less partner funded R&D	(319)	(107)	(6)
GE funded R&D	$4,233	$4,643	$4,514

GE 2014 FORM 10-K  194

FINANCIAL STATEMENTS	SUPPLEMENTAL COST INFORMATION

CONSOLIDATED OTHER COSTS AND EXPENSES

Consolidated other costs and expenses consists of selling, general and administrative costs (SG&A), depreciation and amortization and other operating costs.

CONSOLIDATED OTHER COSTS AND EXPENSES

(In millions)	2014	2013	2012

GE SG&A	$14,971	$16,105	$17,671
GECC operating and administrative costs	13,053	12,463	12,023
GECC depreciation and amortization	6,859	7,313	6,901
	34,883	35,881	36,595
Eliminations	(857)	(738)	(698)
Total	$34,026	$35,143	$35,897

COLLABORATIVE ARRANGEMENTS

Our businesses enter into collaborative arrangements primarily with manufacturers and suppliers of components used to build and maintain certain engines, under which GE and these participants share in risks and rewards of these product programs. GE's payments to participants are recorded as cost of services sold ($873 million, $820 million and $594 million for the years 2014, 2013 and 2012, respectively) or as cost of goods sold ($2,660 million, $2,613 million and $2,507 million for the years 2014, 2013 and 2012, respectively).

RENTAL EXPENSE

Rental expense under operating leases is shown below.

(In millions)	2014	2013	2012

GE	$1,186	$1,220	$1,134
GECC	382	428	539
	1,568	1,648	1,673
Eliminations	(149)	(135)	(142)
Total	$1,419	$1,513	$1,531

At December 31, 2014, minimum rental commitments under noncancellable operating leases aggregated $2,870 million and $1,420 million for GE and GECC, respectively. Amounts payable over the next five years follow.

(In millions)	2015	2016	2017	2018	2019

GE	$634	$528	$432	$371	$337
GECC	238	203	177	141	120
	872	731	609	512	457
Eliminations	(73)	(44)	(28)	(20)	(18)
Total	$799	$687	$581	$492	$439

GE 2014 FORM 10-K  195

FINANCIAL STATEMENTS	EARNINGS PER SHARE & FAIR VALUE MEASUREMENTS

NOTE 20. EARNINGS PER SHARE INFORMATION

	2014		2013		2012
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations attributable to
common shareowners for per-share calculation(a)(b)	$15,325	$15,324	$15,145	$15,157	$14,604	$14,603
Earnings (loss) from discontinued operations
for per-share calculation(a)(b)	(111)	(111)	(2,128)	(2,116)	(980)	(980)
Net earnings attributable to GE common
shareowners for per-share calculation(a)(b)	$15,213	$15,212	$13,028	$13,040	$13,622	$13,622

Average equivalent shares
Shares of GE common stock outstanding	10,045	10,045	10,222	10,222	10,523	10,523
Employee compensation-related shares (including
stock options) and warrants	78	-	67	-	41	-
Total average equivalent shares	10,123	10,045	10,289	10,222	10,564	10,523

Per-share amounts
Earnings from continuing operations	$1.51	$1.53	$1.47	$1.48	$1.38	$1.39
Earnings (loss) from discontinued operations	(0.01)	(0.01)	(0.21)	(0.21)	(0.09)	(0.09)
Net earnings	1.50	1.51	1.27	1.28	1.29	1.29

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

For the years ended December 31, 2014, 2013 and 2012, there were approximately 98 million, 121 million and 292 million, respectively, of outstanding stock awards that were not included in the computation of diluted earnings per share because their effect was antidilutive.

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

GE 2014 FORM 10-K  195

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

						Netting
(In millions)	Level 1	(a)	Level 2	(a)	Level 3	adjustment	(b)	Net balance
December 31, 2014
Assets
Investment securities
Debt
U.S. corporate	$-		$20,659		$3,140	$-		$23,799
State and municipal	-		5,171		578	-		5,749
Residential mortgage-backed	-		1,709		16	-		1,725
Commercial mortgage-backed	-		3,054		9	-		3,063
Asset-backed(c)	-		343		7,575	-		7,918
Corporate – non-U.S.	-		681		796	-		1,477
Government – non-U.S.	56		1,738		2	-		1,796
U.S. government and federal agency	-		1,747		266	-		2,013
Retained interests	-		-		24	-		24
Equity
Available-for-sale	293		19		9	-		321
Trading	20		2		-	-		22
Derivatives(d)	-		10,038		144	(7,605)		2,577
Other(e)	-		-		324	-		324
Total	$369		$45,161		$12,883	$(7,605)		$50,808

Liabilities
Derivatives	$-		$4,971		$18	$(4,407)		$582
Other(f)	-		1,180		-	-		1,180
Total	$-		$6,151		$18	$(4,407)		$1,762
December 31, 2013
Assets
Investment securities
Debt
U.S. corporate	$-		$18,788		$2,953	$-		$21,741
State and municipal	-		4,193		96	-		4,289
Residential mortgage-backed	-		1,824		86	-		1,910
Commercial mortgage-backed	-		3,025		10	-		3,035
Asset-backed(c)	-		489		6,898	-		7,387
Corporate – non-U.S.	61		645		1,064	-		1,770
Government – non-U.S.	1,590		789		31	-		2,410
U.S. government and federal agency	-		545		225	-		770
Retained interests	-		-		72	-		72
Equity
Available-for-sale	475		31		11	-		517
Trading	78		2		-	-		80
Derivatives(d)	-		8,304		175	(6,739)		1,740
Other(e)	-		-		494	-		494
Total	$2,204		$38,635		$12,115	$(6,739)		$46,215
Liabilities
Derivatives	$-		$5,409		$20	$(4,355)		$1,074
Other(f)	-		1,170		-	-		1,170
Total	$-		$6,579		$20	$(4,355)		$2,244

(a)	Included $487 million of Government – non-U.S. and $13 million of Corporate – non-U.S. available-for-sale debt securities transferred from Level 1 to Level 2 primarily attributable to changes in market observable data during 2014. The fair value of securities transferred between Level 1 and Level 2 was $2 million during 2013.
(b)	The netting of derivative receivables and payables (including the effects of any collateral posted or received) is permitted when a legally enforceable master netting agreement exists.
(c)	Includes investments in our CLL business in asset-backed securities collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.
(d)	The fair value of derivatives includes an adjustment for non-performance risk. The cumulative adjustment was a gain (loss) of $9 million and $(7) million at December 31, 2014 and 2013, respectively. See Note 22 for additional information on the composition of our derivative portfolio.
(e)	Includes private equity investments and loans designated under the fair value option.
(f)	Primarily represented the liability associated with certain of our deferred incentive compensation plans.

GE 2014 FORM 10-K  196

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

LEVEL 3 INSTRUMENTS

The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners' equity.

CHANGES IN LEVEL 3 INSTRUMENTS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
	Balance at January 1	Net realized/ unrealized gains (losses) Included in earnings(a)	Net realized/ unrealized gains (losses) included in AOCI	Purchases	Sales	Settlements	Transfers into Level 3(b)	Transfers out of Level 3(b)	Balance at December 31	Net change in unrealized gains (losses) relating to instruments still held at December 31(c)

(In millions)

2014
Investment securities
Debt
U.S. corporate	$2,953	$22	$121	$550	$(234)	$(284)	$175	$(163)	$3,140	$-
State and municipal	96	-	38	18	(36)	(10)	472	-	578	-
RMBS	86	-	2	-	(16)	(9)	-	(47)	16	-
CMBS	10	-	-	-	-	(3)	2	-	9	-
ABS	6,898	3	(206)	2,249	-	(1,359)	-	(10)	7,575	-
Corporate – non-U.S.	1,064	30	3	1,019	(269)	(1,033)	1	(19)	796	-
Government – non-U.S.	31	-	-	-	-	-	2	(31)	2	-
U.S. government and
federal agency	225	-	34	-	-	-	9	(2)	266	-
Retained interests	72	29	(4)	3	(66)	(10)	-	-	24	-
Equity
Available-for-sale	11	-	-	2	(2)	-	-	(2)	9	-
Derivatives(d)(e)	164	60	1	5	-	(93)	2	(1)	138	(26)
Other	494	86	-	646	(617)	(6)	-	(279)	324	73
Total	$12,104	$230	$(11)	$4,492	$(1,240)	$(2,807)	$663	$(554)	$12,877	$47
2013
Investment securities
Debt
U.S. corporate	$3,591	$(497)	$135	$380	$(424)	$(231)	$108	$(109)	$2,953	$-
State and municipal	77	-	(7)	21	-	(5)	10	-	96	-
RMBS	100	-	(5)	-	(2)	(7)	-	-	86	-
CMBS	6	-	-	-	-	(6)	10	-	10	-
ABS	5,023	5	32	2,632	(4)	(795)	12	(7)	6,898	-
Corporate – non-U.S.	1,218	(103)	49	5,814	(3)	(5,874)	21	(58)	1,064	-
Government – non-U.S.	42	1	(12)	-	-	-	-	-	31	-
U.S. government and
federal agency	277	-	(52)	-	-	-	-	-	225	-
Retained interests	83	3	1	6	-	(21)	-	-	72	-
Equity
Available-for-sale	13	-	-	-	-	-	-	(2)	11	-
Derivatives(d)(e)	416	43	2	(2)	-	(335)	37	3	164	(30)
Other	799	(68)	12	538	(779)	-	4	(12)	494	(102)
Total	$11,645	$(616)	$155	$9,389	$(1,212)	$(7,274)	$202	$(185)	$12,104	$(132)

(a)	Earnings effects are primarily included in the "GECC revenues from services" and "Interest and other financial charges" captions in the Statement of Earnings.
(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were primarily a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represents the amount of unrealized gains or losses for the period included in earnings.
(d)	Represents derivative assets net of derivative liabilities and included cash accruals of $12 million and $9 million not reflected in the fair value hierarchy table during 2014 and 2013, respectively.
(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 22.

GE 2014 FORM 10-K  197

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

NON-RECURRING FAIR VALUE MEASUREMENTS

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at December 31, 2014 and 2013.

	Remeasured during the years ended December 31
	2014		2013
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and loans held for sale	$49	$1,430	$210	$2,986
Cost and equity method investments(a)	11	404	-	690
Long-lived assets, including real estate	364	1,253	2,050	1,088
Total	$424	$3,087	$2,260	$4,764

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at December 31, 2014 and 2013.

	Years ended December 31
(In millions)	2014	2013

Financing receivables and loans held for sale	$(317)	$(361)
Cost and equity method investments	(388)	(484)
Long-lived assets, including real estate	(794)	(1,188)
Total	$(1,499)	$(2,033)

GE 2014 FORM 10-K  198

FINANCIAL STATEMENTS	FAIR VALUE MEASUREMENTS

LEVEL 3 MEASUREMENTS - SIGNIFICANT UNOBSERVABLE INPUTS

				Range
(Dollars in millions)	Fair value	Valuation technique	Unobservable inputs	(weighted average)

December 31, 2014
Recurring fair value measurements
Investment securities – Debt
U.S. corporate	$980	Income approach	Discount rate(a)	1.5%-14.8% (6.6%)
State and municipal	481	Income approach	Discount rate(a)	1.9%-5.9% (2.8%)
Asset-backed	7,554	Income approach	Discount rate(a)	2.2%-12.4% (5.0%)
Corporate – non-U.S.	724	Income approach	Discount rate(a)	0.4%-14.7% (7.6%)
Other financial assets	165	Income approach,	EBITDA multiple	5.4X-9.1X (7.7X)
		Market comparables	Discount rate(a)	4.2%-4.7% (4.3%)
			Capitalization rate(b)	6.5%-7.8% (7.7%)
Non-recurring fair value measurements
Financing receivables and	$666	Income approach,	Capitalization rate(b)	6.9%-11.0% (7.8%)
loans held for sale		Business enterprise	EBITDA multiple	4.3X-6.5X (6.2X)
		value
Cost and equity method investments	346	Income approach,	Discount rate(a)	8.0%-10.0% (9.4%)
		Business enterprise	Capitalization rate(b)	6.4%-6.4% (6.4%)
		value, Market comparables	EBITDA multiple	1.8X-10.5X (7.0X)
Long-lived assets, including real estate	932	Income approach	Capitalization rate(b)	6.3%-15.3% (6.8%)
			Discount rate(a)	2.0%-19.0% (6.8%)

December 31, 2013
Recurring fair value measurements
Investment securities – Debt
U.S. corporate	$898	Income approach	Discount rate(a)	1.5%-13.3% (6.5%)
Asset-backed	6,854	Income approach	Discount rate(a)	1.2%-10.5%(3.7%)
Corporate – non-U.S.	819	Income approach	Discount rate(a)	1.4%-46.0%(15.1%)
Other financial assets	381	Income approach,	WACC(c)	9.3%-9.3% (9.3%)
		Market comparables	EBITDA multiple	5.4X-12.5X(9.5X)
			Discount rate(a)	5.2%-8.8%(5.3%)
			Capitalization rate(b)	6.3%-7.5%(7.2%)
Non-recurring fair value measurements
Financing receivables and	$1,937	Income approach,	Capitalization rate(b)	5.5%-16.7%(8.0%)
loans held for sale		Business enterprise	EBITDA multiple	4.3X-5.5X(4.8X)
		value	Discount rate(a)	6.6%-6.6% (6.6%)
Cost and equity method investments	102	Income approach,	Discount rate(a)	5.7%-5.9%(5.8%)
		Market comparables	Capitalization rate(b)	8.5%-10.6% (10.0%)
			WACC(c)	9.3%-9.6%(9.4%)
			EBITDA multiple	7.1X-14.5X(11.3X)
			Revenue multiple	2.2X-12.6X(9.4X)
Long-lived assets, including real estate	694	Income approach	Capitalization rate(b)	5.4%-14.5%(7.8%)
			Discount rate(a)	4.0%-23.0%(9.0%)

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

At December 31, 2014 and 2013, other Level 3 recurring fair value measurements of $2,694 million and $2,816 million, respectively, and non-recurring measurements of $1,035 million and $1,460 million, respectively, are valued using non-binding broker quotes or other third-party sources. At December 31, 2014 and 2013, other recurring fair value measurements of $267 million and $327 million, respectively, and non-recurring fair value measurements of $108 million and $571 million, respectively, were individually insignificant and utilize a number of different unobservable inputs not subject to meaningful aggregation.

GE 2014 FORM 10-K  199

FINANCIAL STATEMENTS	FINANCIAL INSTRUMENTS

NOTE 22. FINANCIAL INSTRUMENTS

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

	2014			2013
		Assets (liabilities)			Assets (liabilities)
		Carrying			Carrying
	Notional	amount	Estimated	Notional	amount	Estimated
December 31 (In millions)	amount	(net)	fair value	amount	(net)	fair value

GE
Assets
Investments and notes
receivable	$ (a)	$502	$551	$ (a)	$488	$512
Liabilities
Borrowings(b)	(a)	(16,340)	(17,503)	(a)	(13,356)	(13,707)

GECC
Assets
Loans	(a)	212,719	217,662	(a)	226,293	230,792
Other commercial mortgages	(a)	3,520	3,600	(a)	2,270	2,281
Loans held for sale	(a)	1,801	1,826	(a)	512	512
Other financial instruments(c)	(a)	691	1,015	(a)	1,622	2,203
Liabilities
Borrowings and bank
deposits(b)(d)	(a)	(349,548)	(366,256)	(a)	(371,062)	(386,823)
Investment contract benefits	(a)	(2,970)	(3,565)	(a)	(3,144)	(3,644)
Guaranteed investment contracts	(a)	(1,000)	(1,031)	(a)	(1,471)	(1,459)
Insurance – credit life(e)	1,843	(90)	(77)	2,149	(108)	(94)

(a)	These financial instruments do not have notional amounts.
(b)	See Note 10.
(c)	Principally comprises cost method investments.

(d)	Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at December 31, 2014 and 2013 would have been reduced by $5,020 million and $2,284 million, respectively.

(e)	Net of reinsurance of $964 million and $1,250 million at December 31, 2014 and 2013, respectively.

A description of how we estimate fair values follows:

Loans. Based on a discounted future cash flows methodology, using current market interest rate data adjusted for inherent credit risk or quoted market prices and recent transactions, if available.

Borrowings and bank deposits. Based on valuation methodologies using current market interest rate data that are comparable to market quotes adjusted for our non-performance risk.

Investment contract benefits. Based on expected future cash flows, discounted at currently offered rates for immediate annuity contracts or the income approach for single premium deferred annuities.

Guaranteed investment contracts. Based on valuation methodologies using current market interest rate data, adjusted for our non-performance risk.

Insurance – credit life. Certain insurance affiliates, primarily in Consumer, issue credit life insurance designed to pay the balance due on a loan if the borrower dies before the loan is repaid. As part of our overall risk management process, we cede to third parties a portion of this associated risk, but are not relieved of our primary obligation to the policy holders.

GE 2014 FORM 10-K  200

FINANCIAL STATEMENTS	FINANCIAL INSTRUMENTS

All other instruments. Based on observable market transaction and/or valuation methodologies using current market interest rate data adjusted for inherent credit risk.

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the above disclosures; such items include cash and equivalents, investment securities and derivative financial instruments.

Additional information about Notional Amounts of Loan Commitments follows.

NOTIONAL AMOUNTS OF LOAN COMMITMENTS

December 31 (In millions)	2014	2013

Ordinary course of business lending commitments(a)	$4,282	$4,756
Unused revolving credit lines(b)
Commercial(c)	14,681	16,570
Consumer – principally credit cards	306,188	290,662

(a)	Excluded investment commitments of $980 million and $1,395 million at December 31, 2014 and 2013, respectively.
(b)	Excluded amounts related to inventory financing arrangements, which may be withdrawn at our option, of $15,041 million and $13,502 million at December 31, 2014 and 2013, respectively.
(c)
Included amounts related to commitments of $10,509 million and $11,629 million at December 31, 2014 and 2013, respectively, associated with secured financing arrangements that could have increased to a maximum of $12,353 million and $14,590 million at December 31, 2014 and 2013, respectively, based on asset volume under the arrangement.

SECURITIES REPURCHASE AND REVERSE REPURCHASE ARRANGEMENTS

Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks primarily for purposes of liquidity management. At December 31, 2014, we were party to repurchase agreements totaling $169 million, which were reported in short-term borrowings on the financial statements. No repurchase agreements were accounted for as off-book financing and we do not engage in securities lending transactions.

We also enter into reverse securities repurchase agreements, primarily for short-term investment with maturities of 90 days or less. At December 31, 2014, we were party to reverse repurchase agreements totaling $11.5 billion, which were reported in cash and equivalents on the financial statements. Under these reverse securities repurchase agreements, we typically lend available cash at a specified rate of interest and hold U.S. or highly-rated European government securities as collateral during the term of the agreement. Collateral value is in excess of amounts loaned under the agreements.

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

GE 2014 FORM 10-K  201

FINANCIAL STATEMENTS	FINANCIAL INSTRUMENTS

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $297,000 million, approximately 87% or $258,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivative activities primarily relate to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases and contracts containing certain clauses that meet the accounting definition of a derivative. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings concurrently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected concurrently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.

FAIR VALUE OF DERIVATIVES

	2014		2013
December 31 (In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$5,859	$461	$3,837	$1,989
Currency exchange contracts	2,579	884	1,830	984
Other contracts	-	2	1	-
	8,438	1,347	5,668	2,973

Derivatives not accounted for as hedges
Interest rate contracts	276	137	270	169
Currency exchange contracts	1,212	3,450	2,257	2,245
Other contracts	256	55	284	42
	1,744	3,642	2,811	2,456

Gross derivatives recognized in statement of
financial position
Gross derivatives	10,182	4,989	8,479	5,429
Gross accrued interest	1,401	(18)	1,227	241
	11,583	4,971	9,706	5,670

Amounts offset in statement of financial position
Netting adjustments(a)	(3,896)	(3,905)	(4,120)	(4,113)
Cash collateral(b)	(3,709)	(502)	(2,619)	(242)
	(7,605)	(4,407)	(6,739)	(4,355)

Net derivatives recognized in statement of
financial position
Net derivatives	3,978	564	2,967	1,315

Amounts not offset in statement of
financial position
Securities held as collateral(c)	(3,361)	-	(1,962)	-

Net amount	$617	$564	$1,005	$1,315

Derivatives are classified in the captions "All other assets" and "All other liabilities" and the related accrued interest is classified in "Other GECC receivables" and "All other liabilities" in our financial statements.
(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk. At December 31, 2014 and 2013, the cumulative adjustment for non-performance risk was a gain (loss) of $9 million and $(7) million, respectively.

(b)	Excluded excess cash collateral received and posted of $63 million and $211 million, and $160 million and $37 million at December 31, 2014 and 2013, respectively.
(c)	Excluded excess securities collateral received of $224 million and $363 million at December 31, 2014 and 2013, respectively.

GE 2014 FORM 10-K  202

FINANCIAL STATEMENTS	FINANCIAL INSTRUMENTS

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

EARNINGS EFFECTS OF FAIR VALUE HEDGING RELATIONSHIPS

	2014		2013
	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
(In millions)	derivatives	items	derivatives	items

Interest rate contracts	$3,898	$(3,973)	$(5,258)	$5,180
Currency exchange contracts	(19)	17	(7)	6

Fair value hedges resulted in $(77) million and $(79) million of ineffectiveness in 2014 and 2013, respectively. In both 2014 and 2013, there were insignificant amounts excluded from the assessment of effectiveness.

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

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
(In millions)	2014	2013	2014	2013

Interest rate contracts	$(1)	$(26)	$(234)	$(364)
Currency exchange contracts	(541)	941	(641)	817
Commodity contracts	(4)	(6)	(3)	(5)
Total(a)	$(546)	$909	$(878)	$448

(a)	Gain (loss) is recorded in GECC revenues from services, interest and other financial charges, and other costs and expenses when reclassified to earnings.

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $213 million loss at December 31, 2014. We expect to transfer $212 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In both 2014 and 2013, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At December 31, 2014 and 2013, the maximum term of derivative instruments that hedge forecasted transactions was 18 years and 19 years, respectively. See Note15 for additional information about reclassifications out of AOCI.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness were insignificant for each reporting period.

GE 2014 FORM 10-K  203

FINANCIAL STATEMENTS	FINANCIAL INSTRUMENTS

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

GAINS (LOSSES) RECOGNIZED THROUGH CTA

	Gain (loss) recognized in CTA		Gain (loss) reclassified from CTA
(In millions)	2014	2013	2014	2013

Currency exchange contracts(a)	$5,741	$2,322	$88	$(1,525)

(a)	Gain (loss) is recorded in GECC revenues from services when reclassified out of AOCI.

The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(549) million and $(678) million for the years ended December 31, 2014 and 2013, respectively, and were recorded in interest and other financial charges.

FREE-STANDING DERIVATIVES

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in GECC revenues from services or other income, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Gains (losses) for the year ended December 31, 2014 on derivatives not designated as hedges were $(2,045) million composed of amounts related to interest rate contracts of $(58) million, currency exchange contracts of $(2,034) million, and other derivatives of $47 million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged. Gains (losses) for the year ended December 31, 2013 on derivatives not designated as hedges were $(449) million composed of amounts related to interest rate contracts of $(111) million, currency exchange contracts of $(595) million, and other derivatives of $257 million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. The fair value of such collateral was $7,070 million at December 31, 2014, of which $3,709 million was cash and $3,361 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $502 million at December 31, 2014. At December 31, 2014, our exposure to counterparties (including accrued interest), net of collateral we hold, was $487 million. This excludes exposure related to embedded derivatives.

GE 2014 FORM 10-K  204

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability, after consideration of collateral posted by us and outstanding interest payments was $514 million at December 31, 2014. This excludes embedded derivatives.

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
In evaluating whether we have the power to direct the activities of a VIE that most significantly impact its economic performance, we consider the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and our decision-making role, if any, in those activities that significantly determine the entity's economic performance as compared to other economic interest holders. This evaluation requires consideration of all facts and circumstances relevant to decision-making that affects the entity's future performance and the exercise of professional judgment in deciding which decision-making rights are most important.
In determining whether we have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, we evaluate all of our economic interests in the entity, regardless of form (debt, equity, management and servicing fees, and other contractual arrangements). This evaluation considers all relevant factors of the entity's design, including: the entity's capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, contingent payments, as well as other contractual arrangements that have the potential to be economically significant. The evaluation of each of these factors in reaching a conclusion about the potential significance of our economic interests is a matter that requires the exercise of professional judgment.
GE 2014 FORM 10-K  205

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

CONSOLIDATED VARIABLE INTEREST ENTITIES

We consolidate VIEs because we have the power to direct the activities that significantly affect the VIE's economic performance, typically because of our role as either servicer or manager for the VIE. Our consolidated VIEs fall into three main groups, which are further described below:


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


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

Other remaining assets and liabilities of consolidated VIEs relate primarily to three categories of entities: (1) joint ventures that lease equipment with $1,598 million of assets and $686 million of liabilities; (2) other entities that are involved in power generating and leasing activities with $667 million of assets and no liabilities; and (3) insurance entities that, among other lines of business, provide property and casualty and workers' compensation coverage for GE with $1,162 million of assets and $541 million of liabilities.

GE 2014 FORM 10-K  206

FINANCIAL STATEMENTS	VARIABLE INTEREST ENTITIES

ASSETS AND LIABILITIES OF CONSOLIDATED VIEs

		Consolidated Securitization Entities
						Trade
(In millions)	Trinity(a)	Credit cards	(b)	Equipment	(b)	receivables		Other	Total

December 31, 2014
Assets(c)
Financing receivables, net	$-	$25,645		$12,843		$-		$3,064	$41,552
Current receivables	-	-		-		3,028	(d)	509	3,537
Investment securities	2,369	-		-		-		1,005	3,374
Other assets	17	1,059		766		2		2,814	4,658
Total	$2,386	$26,704		$13,609		$3,030		$7,392	$53,121

Liabilities(c)
Borrowings	$-	$-		$-		$-		$523	$523
Non-recourse borrowings	-	14,967		10,359		2,692		646	28,664
Other liabilities	1,022	332		593		26		1,548	3,521
Total	$1,022	$15,299		$10,952		$2,718		$2,717	$32,708

December 31, 2013
Assets(c)
Financing receivables, net	$-	$24,766		$12,928		$-		$2,044	$39,738
Current receivables	-	-		-		2,509		349	2,858
Investment securities	2,786	-		-		-		1,044	3,830
Other assets	213	20		557		-		2,081	2,871
Total	$2,999	$24,786		$13,485		$2,509		$5,518	$49,297

Liabilities(c)
Borrowings	$-	$-		$-		$-		$598	$598
Non-recourse borrowings	-	15,363		10,982		2,180		49	28,574
Other liabilities	1,482	228		248		25		1,351	3,334
Total	$1,482	$15,591		$11,230		$2,205		$1,998	$32,506

(a)	Excluded intercompany advances from GECC to Trinity, which were eliminated in consolidation of $1,565 million and $1,837 million at December 31, 2014 and 2013, respectively.
(b)
We provide servicing to the CSEs and are contractually permitted to commingle cash collected from customers on financing receivables sold to CSE investors with our own cash prior to payment to a CSE, provided our short-term credit rating does not fall below A-1/P-1. These CSEs also owe us amounts for purchased financial assets and scheduled interest and principal payments. At December 31, 2014 and 2013, the amounts of commingled cash owed to the CSEs were $2,809 million and $6,314 million, respectively, and the amounts owed to us by CSEs were $2,913 million and $5,540 million, respectively.

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

(d)
Included $686 million of receivables originated by Appliances. We require third party debt holder consent to sell these assets. The receivables will be included in assets of businesses held for sale when the consent is received.

Total revenues from our consolidated VIEs were $8,012 million, $7,540 million and $7,127 million in 2014, 2013 and 2012, respectively. Related expenses consisted primarily of provisions for losses of $1,186 million, $1,247 million and $1,171 million in 2014, 2013 and 2012, respectively, and interest and other financial charges of $358 million, $355 million and $541 million in 2014, 2013 and 2012, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GE and the VIEs, which are eliminated in consolidation.

GE 2014 FORM 10-K  207

FINANCIAL STATEMENTS	COMMITMENTS, PRODUCT WARRANTIES AND GUARANTEES

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

Our largest exposure to any single unconsolidated VIE at December 31, 2014 is a $8,612 million investment in asset-backed securities issued by the Senior Secured Loan Program ("SSLP"), a fund that invests in high-quality senior secured debt of various middle-market companies. Other significant unconsolidated VIEs include investments in real estate entities ($1,564 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; and exposures to joint ventures that purchase factored receivables ($2,166 million).

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

INVESTMENTS IN UNCONSOLIDATED VIEs

December 31 (In millions)	2014	2013

Other assets and investment securities	$9,500	$9,129
Financing receivables – net	2,942	3,346
Total investments	12,442	12,475
Contractual obligations to fund investments or guarantees	2,218	2,741
Revolving lines of credit	168	31
Total	$14,828	$15,247

In addition to the entities included in the table above, we also hold passive investments in RMBS, CMBS and ABS issued by VIEs. Such investments were, by design, investment-grade at issuance and held by a diverse group of investors. Further information about such investments is provided in Note 3.

NOTE 24. COMMITMENTS, PRODUCT WARRANTIES AND GUARANTEES

COMMITMENTS

In our Aviation segment, we had committed to provide financing assistance on $2,887 million of future customer acquisitions of aircraft equipped with our engines, including commitments made to airlines in 2014 for future sales under our GE90 and GEnx engine campaigns. The GECAS business of GE Capital had placed multiple-year orders for various Boeing, Airbus and other aircraft with list prices approximating $25,232 million and secondary orders with airlines for used aircraft of approximately $2,144 million at December 31, 2014.

GE 2014 FORM 10-K  208

FINANCIAL STATEMENTS	COMMITMENTS, PRODUCT WARRANTIES AND GUARANTEES

PRODUCT WARRANTIES

We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information – mostly historical claims experience – claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows.

(In millions)	2014	2013	2012

Balance at January 1	$1,370	$1,429	$1,553
Current-year provisions	593	798	645
Expenditures	(714)	(867)	(757)
Other changes	(50)	10	(12)
Balance at December 31	$1,199	$1,370	$1,429

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

At December 31, 2014, we were committed under the following guarantee arrangements beyond those provided on behalf of VIEs. See Note 23.

Credit Support. We have provided $2,531 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable these customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed, or possibly by certain other assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $38 million at December 31, 2014.

Indemnification Agreements. We have agreements that require us to fund up to $28 million at December 31, 2014 under residual value guarantees on a variety of leased equipment. Under most of our residual value guarantees, our commitment is secured by the leased asset. The liability for these indemnification agreements was $10 million at December 31, 2014.

At December 31, 2014, we also had $923 million of other indemnification commitments, substantially all of which relate to representations and warranties in sales of businesses or assets.

Contingent Consideration. These are agreements to provide additional consideration to a buyer or seller in a business combination if contractually specified conditions related to the acquisition or disposition are achieved.

GE 2014 FORM 10-K  209

FINANCIAL STATEMENTS	SUPPLEMENTAL CASH FLOWS INFORMATION

NOTE 25. SUPPLEMENTAL CASH FLOWS INFORMATION

Changes in operating assets and liabilities are net of acquisitions and dispositions of principal businesses.

Amounts reported in the "Proceeds from sales of discontinued operations" and "Proceeds from principal business dispositions" lines in the Statement of Cash Flows are net of cash disposed and included certain deal-related costs. Amounts reported in the "Net cash from (payments for) principal businesses purchased" line is net of cash acquired and included certain deal-related costs and debt assumed and immediately repaid in acquisitions. Amounts reported in the "Proceeds from sale of equity interest in NBCU LLC" line included certain deal-related costs.

Amounts reported in the "All other operating activities" line in the Statement of Cash Flows consist primarily of adjustments to current and noncurrent accruals, deferrals of costs and expenses and adjustments to assets. GECC had non-cash transactions related to foreclosed properties and repossessed assets totaling $218 million, $482 million and $839 million in 2014, 2013 and 2012, respectively. Certain supplemental information related to our cash flows is shown below.

For the years ended December 31 (In millions)	2014	2013	2012

GE
Net dispositions (purchases) of GE shares for treasury
Open market purchases under share repurchase program	$(2,211)	$(10,225)	$(5,005)
Other purchases	(49)	(91)	(110)
Dispositions	1,042	1,038	951
	$(1,218)	$(9,278)	$(4,164)
GECC
All other operating activities
Amortization of intangible assets	$408	$425	$447
Net realized losses on investment securities	17	523	34
Cash collateral on derivative contracts	745	(2,271)	2,900
Increase (decrease) in other liabilities	(1,771)	2,334	560
Other	841	(912)	1,477
	$240	$99	$5,418
Net decrease (increase) in GECC financing receivables
Increase in loans to customers	$(323,050)	$(311,860)	$(308,156)
Principal collections from customers - loans	302,618	307,849	307,250
Investment in equipment for financing leases	(8,120)	(8,652)	(9,192)
Principal collections from customers - financing leases	8,421	9,646	10,976
Net change in credit card receivables	(5,571)	(8,058)	(8,030)
Sales of financing receivables	20,013	14,664	12,642
	$(5,689)	$3,589	$5,490
All other investing activities
Purchases of investment securities	$(10,346)	$(16,422)	$(15,666)
Dispositions and maturities of investment securities	9,289	18,139	17,010
Decrease (increase) in other assets - investments	(476)	1,089	4,338
Proceeds from sales of real estate properties	5,920	10,680	3,381
Other	2,610	1,486	2,731
	$6,997	$14,972	$11,794
Newly issued debt (maturities longer than 90 days)
Short-term (91 to 365 days)	$29	$55	$59
Long-term (longer than one year)	34,435	44,833	55,782
	$34,464	$44,888	$55,841
Repayments and other reductions (maturities longer than 90 days)
Short-term (91 to 365 days)	$(47,694)	$(52,553)	$(94,114)
Long-term (longer than one year)	(4,909)	(3,291)	(9,368)
Principal payments - non-recourse, leveraged leases	(454)	(585)	(426)
	$(53,057)	$(56,429)	$(103,908)
All other financing activities
Proceeds from sales of investment contracts	$322	$491	$2,697
Redemption of investment contracts	(1,113)	(980)	(5,515)
Other	(300)	(420)	(49)
	$(1,091)	$(909)	$(2,867)

GE 2014 FORM 10-K  210

FINANCIAL STATEMENTS	INTERCOMPANY TRANSACTIONS

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

These intercompany transactions are reported in the GE and GECC columns of our financial statements, but are eliminated in deriving our consolidated financial statements. Effects of these eliminations on our consolidated cash flows from operating, investing and financing activities are $(5,404) million, $1,978 million and $3,426 million for 2014, $(5,088) million, $492 million and $4,690 million for 2013 and $(8,542) million, $2,328 million and $6,703 million for 2012, respectively. Details of these eliminations are shown below.

(In millions)	2014	2013	2012

Cash from (used for) operating activities-continuing operations
Combined	$32,919	$34,125	$39,557
GE customer receivables sold to GECC	(1,918)	360	(1,809)
GECC dividends to GE	(3,000)	(5,985)	(6,426)
Other reclassifications and eliminations	(486)	537	(307)
	$27,515	$29,037	$31,015
Cash from (used for) investing activities-continuing operations
Combined	$(6,720)	$28,182	$9,262
GE customer receivables sold to GECC	1,766	262	2,005
Other reclassifications and eliminations	212	230	323
	$(4,742)	$28,674	$11,590
Cash from (used for) financing activities-continuing operations
Combined	$(20,378)	$(50,319)	$(57,758)
GE customer receivables sold to GECC	152	(622)	(196)
GECC dividends to GE	3,000	5,985	6,426
Other reclassifications and eliminations	274	(673)	473
	$(16,952)	$(45,629)	$(51,055)

GE 2014 FORM 10-K  211

FINANCIAL STATEMENTS	FINANCING RECEIVABLES - SUPPLEMENTAL INFORMATION

NOTE 27. SUPPLEMENTAL INFORMATION ABOUT THE CREDIT QUALITY OF FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

CREDIT QUALITY INDICATORS

Detailed information about the credit quality of our Commercial, Real Estate and Consumer financing receivables portfolios is provided below. For each portfolio, we describe the characteristics of the financing receivables and provide information about collateral, payment performance, credit quality indicators and impairment. We manage these portfolios using delinquency and nonaccrual data as key performance indicators. The categories used within this section such as impaired loans, troubled debt restructuring (TDR) and nonaccrual financing receivables are defined by the authoritative guidance and we base our categorization on the related scope and definitions contained in the related standards. The categories of nonaccrual and delinquent are used in our process for managing our financing receivables.

PAST DUE AND NONACCRUAL FINANCING RECEIVABLES

	2014					2013
	Over 30 days	Over 90 days				Over 30 days	Over 90 days
December 31 (In millions)	past due	past due		Nonaccrual		past due	past due		Nonaccrual

Commercial
CLL
Americas	$503	$284		$1,054		$755	$359		$1,275
International	1,483	749		946		1,490	820		1,459
Total CLL	1,986	1,033		2,000		2,245	1,179		2,734
Energy Financial Services	-	-		68		-	-		4
GECAS	-	-		419		-	-		-
Other	-	-		-		-	-		6
Total Commercial	1,986	1,033		2,487	(a)	2,245	1,179		2,744	(a)

Real Estate	242	183		1,254	(b)	247	212		2,551	(b)

Consumer
Non-U.S. residential mortgages	2,171	1,195		1,262		3,406	2,104		2,161
Non-U.S. installment and revolving credit	333	89		53		601	159		106
U.S. installment and revolving credit	2,492	1,147		2		2,442	1,105		2
Other	141	64		167		172	99		351
Total Consumer	5,137	2,495	(c)	1,484	(d)	6,621	3,467	(c)	2,620	(d)
Total	$7,365	$3,711		$5,225		$9,113	$4,858		$7,915
Total as a percent of financing receivables	3.0%	1.5%		2.2%		3.5%	1.9%		3.1%

(a)	Included $1,549 million and $1,397 million at December 31, 2014 and 2013, respectively, that are currently paying in accordance with their contractual terms.
(b)	Included $1,018 million and $2,308 million at December 31, 2014 and 2013, respectively, that are currently paying in accordance with their contractual terms.
(c)
Included $1,231 million and $1,197 million of Consumer loans at December 31, 2014 and 2013, respectively, that are over 90 days past due and continue to accrue interest until the accounts are written off in the period that the account becomes 180 days past due.

(d)	Included $179 million and $324 million at December 31, 2014 and 2013, respectively, that are currently paying in accordance with their contractual terms.

GE 2014 FORM 10-K  212

FINANCIAL STATEMENTS	FINANCING RECEIVABLES - SUPPLEMENTAL INFORMATION

IMPAIRED LOANS AND RELATED RESERVES

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment	investment	principal	Associated	investment
December 31 (In millions)	in loans	balance	in loans	in loans	balance	allowance	in loans

2014

Commercial
CLL
Americas	$1,352	$1,897	$1,626	$126	$160	$28	$254
International(a)	940	2,500	1,099	280	965	105	463
Total CLL	2,292	4,397	2,725	406	1,125	133	717
Energy Financial Services	53	54	26	15	15	12	24
GECAS	329	337	88	-	-	-	15
Other	-	-	-	-	-	-	1
Total Commercial(b)	2,674	4,788	2,839	421	1,140	145	757

Real Estate(c)	1,555	1,854	2,285	317	443	25	686

Consumer(d)	138	179	120	2,042	2,092	408	2,547
Total	$4,367	$6,821	$5,244	$2,780	$3,675	$578	$3,990

2013

Commercial
CLL
Americas	$1,670	$2,187	$2,154	$417	$505	$96	$509
International(a)	1,104	3,082	1,136	691	1,059	231	629
Total CLL	2,774	5,269	3,290	1,108	1,564	327	1,138
Energy Financial Services	-	-	-	4	4	1	2
GECAS	-	-	-	-	-	-	1
Other	2	3	9	4	4	-	5
Total Commercial(b)	2,776	5,272	3,299	1,116	1,572	328	1,146

Real Estate(c)	2,615	3,036	3,058	1,245	1,507	74	1,688

Consumer(d)	109	153	98	2,879	2,948	567	3,058
Total	$5,500	$8,461	$6,455	$5,240	$6,027	$969	$5,892

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

(b)
We recognized $178 million and $218 million of interest income, including none and $60 million on a cash basis, at December 31, 2014 and 2013, respectively, principally in our CLL Americas business. The total average investment in impaired loans at December 31, 2014 and 2013 was $3,596 million and $4,445 million, respectively.

(c)
We recognized $56 million and $187 million of interest income, including none and $135 million on a cash basis, at December 31, 2014 and 2013, respectively. The total average investment in impaired loans at December 31, 2014 and 2013 was $2,971 million and $4,746 million, respectively.

(d)
We recognized $126 million and $221 million of interest income, including $5 million, and $3 million on a cash basis, at December 31, 2014 and 2013, respectively, principally in our Consumer-U.S. installment and revolving credit portfolios. The total average investment in impaired loans at December 31, 2014 and 2013 was $2,667 million and $3,156 million, respectively.

GE 2014 FORM 10-K  213

FINANCIAL STATEMENTS	FINANCING RECEIVABLES - SUPPLEMENTAL INFORMATION

December 31 (In millions)	Non-impaired financing receivables	General reserves	Impaired loans	Specific reserves

2014

Commercial	$118,381	$758	$3,095	$145
Real Estate	17,925	136	1,872	25
Consumer	98,640	3,603	2,180	408
Total	$234,946	$4,497	$7,147	$578

2013

Commercial	$125,377	$677	$3,892	$328
Real Estate	16,039	118	3,860	74
Consumer	106,051	3,414	2,988	567
Total	$247,467	$4,209	$10,740	$969

We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We evaluate a Real Estate loan for impairment when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with its contractual terms.

Of our $1,872 million of impaired loans at Real Estate at December 31, 2014, $1,641 million are currently paying in accordance with the contractual terms of the loan and are typically loans where the borrower has adequate debt service coverage to meet contractual interest obligations. Impaired loans at CLL primarily represent senior secured lending positions.

IMPAIRED LOAN BALANCE CLASSIFIED BY THE METHOD USED TO MEASURE IMPAIRMENT

December 31 (In millions)	2014	2013

Discounted cash flow	$3,994	$5,558
Collateral value	3,153	5,182
Total	$7,147	$10,740

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a troubled debt restructuring (TDR), and also as impaired. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At December 31, 2014, TDRs included in impaired loans were $5,806 million, primarily relating to Consumer ($2,132 million), CLL ($1,869 million) and Real Estate ($1,757 million).

GE 2014 FORM 10-K  214

FINANCIAL STATEMENTS	FINANCING RECEIVABLES - SUPPLEMENTAL INFORMATION

Impaired loans classified as TDRs in our CLL business were $1,869 million and $2,961 million at December 31, 2014 and 2013, respectively, and were primarily attributable to CLL Americas ($1,031 million and $1,770 million, respectively). At December 31, 2014, we modified $926 million of loans classified as TDRs, primarily in CLL Americas ($515 million). Changes to these loans primarily included extensions, interest only payment periods, debt to equity exchange and forbearance or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $926 million and $1,509 million of modifications classified as TDRs at December 31, 2014 and 2013, respectively, $36 million and $71 million have subsequently experienced a payment default at December 31, 2014 and 2013, respectively.

Real Estate TDRs decreased from $3,625 million at December 31, 2013 to $1,757 million at December 31, 2014, primarily driven by resolution of TDRs through paydowns. For borrowers with demonstrated operating capabilities, we work to restructure loans when the cash flow and projected value of the underlying collateral support repayment over the modified term. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. For the year ended December 31, 2014, we modified $672 million of loans classified as TDRs. Changes to these loans primarily included forbearance, maturity extensions and changes to collateral or covenant terms or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. We received the same or additional compensation in the form of rate increases and fees for the majority of these TDRs. Of our $672 million and $1,595 million of modifications classified as TDRs during 2014 and 2013, respectively, $252 million and $197 million have subsequently experienced a payment default in 2014 and 2013, respectively.

The substantial majority of the Real Estate TDRs have reserves determined based upon collateral value. Our specific reserves on Real Estate TDRs were $25 million and $70 million and were 1.4% and 1.9%, of Real Estate TDRs, respectively, at December 31, 2014 and 2013. In many situations these loans did not require a specific reserve as collateral value adequately covered our recorded investment in the loan. While these modified loans had adequate collateral coverage, we were still required to complete our TDR classification evaluation on each of the modifications without regard to collateral adequacy.

Impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and are therefore subject to the disclosure requirement for impaired loans, and commercial loans in our Consumer–Other portfolio. The recorded investment of these impaired loans totaled $2,180 million (with an unpaid principal balance of $2,271 million) and comprised $138 million with no specific allowance, primarily all in our Consumer–Other portfolio, and $2,042 million with a specific allowance of $408 million at December 31, 2014. The impaired loans with a specific allowance included $70 million with a specific allowance of $7 million in our Consumer–Other portfolio and $1,972 million with a specific allowance of $401 million across the remaining Consumer business and had an unpaid principal balance and average investment of $2,092 million and $2,547 million, respectively, at December 31, 2014.

GE 2014 FORM 10-K  215

FINANCIAL STATEMENTS	FINANCING RECEIVABLES - SUPPLEMENTAL INFORMATION

Impaired loans classified as TDRs in our Consumer business were $2,132 million and $2,874 million at December 31, 2014 and 2013, respectively. We utilize certain loan modification programs for borrowers experiencing financial difficulties in our Consumer loan portfolio. These loan modification programs primarily include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract, and are primarily concentrated in our non-U.S. residential mortgage and U.S. credit card portfolios. For the year ended December 31, 2014, we modified $981 million of consumer loans for borrowers experiencing financial difficulties, which are classified as TDRs, and included $506 million of non-U.S. consumer loans, primarily residential mortgages, credit cards and personal loans and $475 million of U.S. consumer loans, primarily credit cards. We expect borrowers whose loans have been modified under these programs to continue to be able to meet their contractual obligations upon the conclusion of the modification. Of our $981 million and $1,441 million of modifications classified as TDRs during 2014 and 2013, respectively, $102 million and $266 million have subsequently experienced a payment default in 2014 and 2013, respectively.

We also utilize certain short-term (three months or less) loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio, which are not classified as TDRs. These loan modification programs are primarily concentrated in our non-U.S. residential mortgage and non-U.S. installment and revolving portfolios. We sold our U.S. residential mortgage business in 2007 and, as such, do not participate in the U.S. government-sponsored mortgage modification programs. For the year ended December 31, 2014, we provided short-term modifications of $45 million of consumer loans for borrowers experiencing financial difficulties, substantially all in our non-U.S. residential mortgage, credit card and personal loan portfolios. For these modified loans, we provided insignificant interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We expect borrowers whose loans have been modified under these short-term programs to continue to be able to meet their contractual obligations upon the conclusion of the short-term modification.

SUPPLEMENTAL CREDIT QUALITY INFORMATION

COMMERCIAL

Substantially all of our Commercial financing receivables portfolio is secured lending and we assess the overall quality of the portfolio based on the potential risk of loss measure. The metric incorporates both the borrower's credit quality along with any related collateral protection.

Our internal risk ratings process is an important source of information in determining our allowance for losses and represents a comprehensive approach to evaluate risk in our financing receivables portfolios. In deriving our internal risk ratings, we stratify our Commercial portfolios into 21 categories of default risk and/or six categories of loss given default to group into three categories: A, B and C. Our process starts by developing an internal risk rating for our borrowers, which is based upon our proprietary models using data derived from borrower financial statements, agency ratings, payment history information, equity prices and other commercial borrower characteristics. We then evaluate the potential risk of loss for the specific lending transaction in the event of borrower default, which takes into account such factors as applicable collateral value, historical loss and recovery rates for similar transactions, and our collection capabilities. Our internal risk ratings process and the models we use are subject to regular monitoring and internal controls. The frequency of rating updates is set by our credit risk policy, which requires annual Risk Committee approval.

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

GE 2014 FORM 10-K  216

FINANCIAL STATEMENTS	FINANCING RECEIVABLES - SUPPLEMENTAL INFORMATION

COMMERCIAL FINANCING RECEIVABLES BY RISK CATEGORY

	Secured
December 31 (In millions)	A	B	C	Total

2014

CLL
Americas	$63,754	$1,549	$1,443	$66,746
International	41,476	474	891	42,841
Total CLL	105,230	2,023	2,334	109,587
Energy Financial Services	2,479	60	16	2,555
GECAS	7,908	237	118	8,263
Other	130	-	-	130
Total	$115,747	$2,320	$2,468	$120,535

2013

CLL
Americas	$65,545	$1,587	$1,554	$68,686
International	44,930	619	1,237	46,786
Total CLL	110,475	2,206	2,791	115,472
Energy Financial Services	2,969	9	-	2,978
GECAS	9,175	50	152	9,377
Other	318	-	-	318
Total	$122,937	$2,265	$2,943	$128,145

For our secured financing receivables portfolio, our collateral position and ability to work out problem accounts mitigate our losses. Our asset managers have deep industry expertise that enables us to identify the optimum approach to default situations. We price risk premiums for weaker credits at origination, closely monitor changes in creditworthiness through our risk ratings and watch list process, and are engaged early with deteriorating credits to minimize economic loss. Secured financing receivables within risk Category C are predominantly in our CLL businesses and are primarily composed of senior term lending facilities and factoring programs secured by various asset types including inventory, accounts receivable, cash, equipment and related business facilities as well as franchise finance activities secured by underlying equipment.

Loans within Category C are reviewed and monitored regularly, and classified as impaired when it is probable that they will not pay in accordance with contractual terms. Our internal risk rating process identifies credits warranting closer monitoring; and as such, these loans are not necessarily classified as nonaccrual or impaired.

Our unsecured Commercial financing receivables portfolio is primarily attributable to our Interbanca S.p.A. and GE Sanyo Credit acquisitions in CLL International. At December 31, 2014 and 2013, these financing receivables included $332 million and $313 million rated A, $408 million and $580 million rated B, and $201 million and $231 million rated C, respectively.

REAL ESTATE

Due to the primarily non-recourse nature of our Debt portfolio, loan-to-value ratios (the ratio of the outstanding debt on a property to the re-indexed value of that property) provide the best indicators of the credit quality of the portfolio.

	Loan-to-value ratio
	2014			2013
	Less than	80% to	Greater than	Less than	80% to	Greater than
December 31 (In millions)	80%	95%	95%	80%	95%	95%

Debt	$16,915	$1,175	$958	$15,576	$1,300	$2,111

GE 2014 FORM 10-K  217

FINANCIAL STATEMENTS	FINANCING RECEIVABLES - SUPPLEMENTAL INFORMATION

The credit quality of the owner occupied/credit tenant portfolio is primarily influenced by the strength of the borrower's general credit quality, which is reflected in our internal risk rating process, consistent with the process we use for our Commercial portfolio. As of December 31, 2014, the balances of our owner occupied/credit tenant portfolio with an internal risk rating of A, B and C approximated $589 million, $70 million and $90 million, respectively, as compared to the December 31, 2013, balances of $571 million, $179 million and $162 million, respectively.

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

CONSUMER

At December 31, 2014, our U.S. consumer financing receivables included private-label credit card and sales financing for approximately 64 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 67% relate to credit card loans that are often subject to profit and loss sharing arrangements with the retailer (which are recorded in revenues), and the remaining 33% are sales finance receivables that provide financing to customers in areas such as electronics, recreation, medical and home improvement.

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

	Loan-to-value ratio
	2014			2013
	80% or	Greater than	Greater than	80% or	Greater than	Greater than
December 31 (In millions)	less	80% to 90%	90%	less	80% to 90%	90%

Non-U.S. residential mortgages	$13,964	$4,187	$6,742	$17,224	$5,130	$8,147

The majority of these financing receivables are in our U.K. and France portfolios and have re-indexed loan-to-value ratios of 70% and 55%, respectively. Re-indexed loan-to-value ratios may not reflect actual realizable values of future repossessions. We have third-party mortgage insurance for about 21% of the balance of Consumer non-U.S. residential mortgage loans with loan-to-value ratios greater than 90% at December 31, 2014. Such loans were primarily originated in France and the U.K.

 2014 FORM 10-K  218

FINANCIAL STATEMENTS	FINANCING RECEIVABLES - SUPPLEMENTAL INFORMATION

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

	Refreshed FICO score
	2014			2013
	661 or	601 to	600 or	661 or	601 to	600 or
December 31 (In millions)	higher	660	less	higher	660	less

U.S. installment and
revolving credit	$43,466	$11,865	$4,532	$40,079	$11,142	$4,633

For our non-U.S. installment and revolving credit, our internal credit scores imply a probability of default that we consistently translate into three approximate credit bureau equivalent credit score categories, including (a) 671 or higher, which are considered the strongest credits; (b) 626 to 670, which are considered moderate credit risk; and (c) 625 or less, which are considered weaker credits.

	Internal ratings translated to approximate credit bureau equivalent score
	2014			2013
	671 or	626 to	625 or	671 or	626 to	625 or
December 31 (In millions)	higher	670	less	higher	670	less

Non-U.S. installment and
revolving credit	$6,599	$2,045	$1,756	$9,705	$3,228	$2,798

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

At December 31, 2014, Consumer – Other financing receivables of $5,006 million, $276 million and $382 million were rated A, B and C, respectively. At December 31, 2013, Consumer – Other financing receivables of $6,137 million, $315 million and $501 million were rated A, B and C, respectively.
GE 2014 FORM 10-K  219

FINANCIAL STATEMENTS	OPERATING SEGMENTS

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

A description of our operating segments as of December 31, 2014, can be found below, and details of segment profit by operating segment can be found in the Summary of Operating Segments table in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in this Form 10-K Report.

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

ENERGY MANAGEMENT

Energy Management is GE's electrification business. Global teams design leading technology solutions for the delivery, management, conversion and optimization of electrical power for customers across multiple energy-intensive industries. GE has invested in our Energy Management capabilities, with strategic acquisitions and joint ventures that enable GE to increase its offerings to the utility, industrial, renewables, oil and gas, marine, metals and mining industries. Plant automation hardware, software and embedded computing systems including controllers, embedded systems, advanced software, motion control, operator interfaces and industrial computers are also provided by Energy Management.

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

GE 2014 FORM 10-K  220

FINANCIAL STATEMENTS	OPERATING SEGMENTS

HEALTHCARE

Healthcare products include diagnostic imaging systems such as magnetic resonance (MR), computed tomography (CT) and positron emission tomography (PET) scanners, X-ray, nuclear imaging, digital mammography and molecular imaging technologies. Healthcare-manufactured technologies include patient and resident monitoring, diagnostic cardiology, ultrasound, bone densitometry, anesthesiology and oxygen therapy, and neonatal and critical care devices. Related services include equipment monitoring and repair, information technologies and customer productivity services. Products also include diagnostic imaging agents used in medical scanning procedures, drug discovery, biopharmaceutical manufacturing and purification, and tools for protein and cellular analysis for pharmaceutical and academic research, including a pipeline of precision molecular diagnostics in development for neurology, cardiology and oncology applications. Products and services are sold worldwide to hospitals, medical facilities, pharmaceutical and biotechnology companies, and to the life science research market.

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

GE CAPITAL

GE Capital businesses offer a broad range of financial services and products worldwide for businesses of all sizes. Services include commercial loans and leases, fleet management, financial programs, credit cards, personal loans and other financial services. GE Capital also develops strategic partnerships and joint ventures that utilize GE's industry-specific expertise in aviation, energy, infrastructure and healthcare to capitalize on market-specific opportunities. Products and services are offered in North America and in global markets through the following businesses: CLL, Consumer, Real Estate, Energy Financial Services and GECAS.

GE 2014 FORM 10-K  221

FINANCIAL STATEMENTS	OPERATING SEGMENTS

REVENUES

	Total revenues(a)			Intersegment revenues(b)			External revenues
(In millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012

Power & Water	$27,564	$24,724	$28,299	$969	$947	$1,119	$26,595	$23,777	$27,180
Oil & Gas	18,676	16,975	15,241	401	360	314	18,275	16,615	14,927
Energy Management	7,319	7,569	7,412	890	848	487	6,429	6,721	6,925
Aviation	23,990	21,911	19,994	692	500	672	23,298	21,411	19,322
Healthcare	18,299	18,200	18,290	6	14	37	18,293	18,186	18,253
Transportation	5,650	5,885	5,608	(2)	12	11	5,652	5,873	5,597
Appliances & Lighting	8,404	8,338	7,967	22	25	23	8,382	8,313	7,944
Total industrial	109,902	103,602	102,811	2,978	2,706	2,663	106,924	100,896	100,148
GE Capital	42,725	44,067	45,364	1,348	1,150	1,037	41,377	42,917	44,327
Corporate items
and eliminations(c)	(4,038)	(1,624)	(1,491)	(4,326)	(3,856)	(3,700)	288	2,232	2,209
Total	$148,589	$146,045	$146,684	$-	$-	$-	$148,589	$146,045	$146,684

(a)	Revenues of GE businesses include income from sales of goods and services to customers and other income.
(b)	Sales from one component to another generally are priced at equivalent commercial selling prices.
(c)	Includes the results of NBCU (our formerly consolidated subsidiary) and our former equity method investment in NBCUniversal LLC.

Revenues from customers located in the United States were $70,622 million, $68,617 million and $70,466 million in 2014, 2013 and 2012, respectively. Revenues from customers located outside the United States were $77,967 million, $77,428 million and $76,218 million in 2014, 2013 and 2012, respectively.

				Property, plant and
	Assets(a)(b)			equipment additions(c)			Depreciation and amortization
	At December 31			For the years ended December 31			For the years ended December 31
(In millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012

Power & Water	$30,338	$29,494	$27,143	$622	$714	$661	$678	$668	$647
Oil & Gas	27,260	26,193	20,111	653	1,185	467	583	479	426
Energy Management	10,976	10,305	9,594	176	137	155	313	323	287
Aviation	33,716	32,273	25,145	1,197	1,178	781	824	677	644
Healthcare	29,227	27,858	28,369	405	316	322	843	861	879
Transportation	4,449	4,418	4,335	128	282	724	168	167	90
Appliances & Lighting	4,560	4,306	4,201	359	405	485	235	300	265
GE Capital	500,216	516,829	539,351	10,410	9,978	11,879	7,262	7,738	7,348
Corporate items
and eliminations(d)	7,607	4,884	26,750	(110)	194	(99)	166	260	218
Total	$648,349	$656,560	$684,999	$13,840	$14,389	$15,375	$11,072	$11,473	$10,804

(a)	Assets of discontinued operations, NBCU (our formerly consolidated subsidiary) and our former equity method investment in NBCUniversal LLC are included in Corporate items and eliminations for all periods presented.
(b)	Total assets of Power & Water, Oil & Gas, Energy Management, Aviation, Healthcare, Transportation, Appliances & Lighting and GE Capital operating segments at December 31, 2014, include investment in and advances to associated companies of $357 million, $146 million, $824 million, $1,378 million, $511 million, $6 million, $57 million and $16,747 million, respectively. Investments in and advances to associated companies contributed approximately $(7) million, $20 million, $29 million, $94 million, $(33) million, an insignificant amount , $70 million and $1,182 million to segment pre-tax income of Power & Water, Oil & Gas, Energy Management, Aviation, Healthcare, Transportation, Appliances & Lighting and GE Capital operating segments, respectively, for the year ended December 31, 2014. Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest at December 31, 2014 included: total assets of $93,624 million, primarily financing receivables of $46,481 million; total liabilities of $64,872 million, primarily debt of $40,244 million; revenues totaled $46,087 million; and net loss totaled $(1,295) million.
(c)	Additions to property, plant and equipment include amounts relating to principal businesses purchased.
(d)	Includes deferred income taxes that are presented as assets for purposes of our consolidating balance sheet presentation.

GE 2014 FORM 10-K  222

FINANCIAL STATEMENTS	QUARTERLY INFORMATION

	Interest and other financial charges			Provision (benefit) for income taxes
(In millions)	2014	2013	2012	2014	2013	2012

GE Capital	$8,397	$9,267	$11,596	$138	$(992)	$521
Corporate items and eliminations(a)	1,085	849	811	1,634	1,668	2,013
Total	$9,482	$10,116	$12,407	$1,772	$676	$2,534

(a)	Included amounts for Power & Water, Oil & Gas, Energy Management, Aviation, Healthcare, Transportation and Appliances & Lighting, for which our measure of segment profit excludes interest and other financial charges and income taxes.

Property, plant and equipment – net associated with operations based in the United States were $28,186 million, $28,657 million and $27,192 million at year-end 2014, 2013 and 2012, respectively. Property, plant and equipment – net associated with operations based outside the United States were $38,201 million, $40,170 million and $41,441 million at year-end 2014, 2013 and 2012, respectively.

NOTE 29. QUARTERLY INFORMATION (UNAUDITED)

	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions; per-share amounts in dollars)	2014	2013	2014	2013	2014	2013	2014	2013

Consolidated operations
Earnings from continuing operations	$2,940	$3,631	$3,586	$3,423	$3,452	$3,272	$5,479	$5,149
Earnings (loss) from discontinued
operations	12	(120)	(41)	(124)	57	(91)	(140)	(1,785)
Net earnings	2,952	3,511	3,545	3,299	3,509	3,181	5,339	3,364
Less net earnings (loss) attributable to
noncontrolling interests	(47)	(16)	-	166	(28)	(10)	187	158
Net earnings attributable to
the Company	$2,999	$3,527	$3,545	$3,133	$3,537	$3,191	$5,152	$3,206
Per-share amounts – earnings from
continuing operations
Diluted earnings per share	$0.29	$0.35	$0.35	$0.31	$0.34	$0.32	$0.52	$0.49
Basic earnings per share	0.30	0.35	0.36	0.32	0.35	0.32	0.53	0.49
Per-share amounts – earnings (loss)
from discontinued operations
Diluted earnings per share	-	(0.01)	-	(0.01)	0.01	(0.01)	(0.01)	(0.18)
Basic earnings per share	-	(0.01)	-	(0.01)	0.01	(0.01)	(0.01)	(0.18)
Per-share amounts – net earnings
Diluted earnings per share	0.30	0.34	0.35	0.30	0.35	0.31	0.51	0.32
Basic earnings per share	0.30	0.34	0.35	0.30	0.35	0.31	0.51	0.32

Selected data
GE
Sales of goods and services	$24,011	$22,303	$26,226	$24,623	$26,025	$25,262	$31,046	$28,826
Gross profit from sales	5,326	4,867	6,090	6,006	6,148	5,691	7,867	6,820
GECC
Total revenues	10,515	11,468	10,247	10,916	10,451	10,606	11,512	11,077
Earnings from continuing operations
attributable to the Company	1,933	1,938	1,864	1,924	1,492	1,903	2,052	2,493

For GE, gross profit from sales is sales of goods and services less costs of goods and services sold.

Earnings-per-share amounts are computed independently each quarter for earnings from continuing operations, earnings (loss) from discontinued operations and net earnings. As a result, the sum of each quarter's per-share amount may not equal the total per-share amount for the respective year; and the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net earnings for the respective quarters.
GE 2014 FORM 10-K  223

OTHER INFORMATION

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Registrant (As of February 1, 2015)
			Date assumed
			Executive
Name	Position	Age	Officer Position

Jeffrey R. Immelt	Chairman of the Board & Chief Executive Officer	58	January 1997
Jeffrey S. Bornstein	Senior Vice President & Chief Financial Officer	49	July 2013
Elizabeth J. Comstock	Senior Vice President, Chief Marketing Officer	54	April 2013
Brackett B. Denniston III	Senior Vice President & General Counsel	67	February 2004
Jan R. Hauser	Vice President, Controller & Chief Accounting Officer	55	April 2013
Daniel C. Heintzelman	Vice Chairman, Enterprise Risk & Operations	57	October 2013
Susan Peters	Senior Vice President, Human Resources	61	August 2013
John G. Rice	Vice Chairman of General Electric Company;
	President & CEO, Global Growth & Operations	58	September 1997
Keith S. Sherin	Vice Chairman of General Electric Company; CEO, GE Capital	56	January 1999

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

The remaining information called for by this item is incorporated by reference to "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Other Governance Policies and Practices" and "Board Committees" in our definitive proxy statement for our 2015 Annual Meeting of Shareowners to be held April 22, 2015, which will be filed within 120 days of the end of our fiscal year ended December 31, 2014 (the 2015 Proxy Statement).
GE 2014 FORM 10-K  224

OTHER INFORMATION

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements

         Included in the "Financial Statements and Supplementary Data" section of this report:

Management's Annual Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Statement of Earnings for the years ended December 31, 2014, 2013 and 2012
Consolidated Statement of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statement of Changes in Shareowners' Equity for the years ended December 31, 2014, 2013 and 2012
Statement of Financial Position at December 31, 2014 and 2013
Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to consolidated financial statements
Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary of Operating Segments

(a)2.  Financial Statement Schedules

The schedules listed in Reg. 210.5-04 have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)3. Exhibit Index

Exhibit Number	Description
2(a)
Master Agreement dated as of December 3, 2009 by and among General Electric Company, NBC Universal, Inc., Comcast Corporation and Navy, LLC. (Incorporated by reference to Exhibit 2(a) to General Electric's Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2009).

3(i)
The Certificate of Incorporation, as amended, of General Electric Company (Incorporated by reference to Exhibit 3(i) to General Electric's Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2013).

3(ii)
The By-Laws, as amended, of General Electric Company (Incorporated by reference to Exhibit 3(ii) of General Electric's Current Report on Form 8-K dated February 11, 2015 (Commission file number 001-00035)).

4(a)
Amended and Restated General Electric Capital Corporation (GECC) Standard Global Multiple Series Indenture Provisions dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(a) to GECC's Registration Statement on Form S-3, File No. 333-59707 (Commission file number 001-06461)).

4(b)
Third Amended and Restated Indenture dated as of February 27, 1997, between GECC and The Bank of New York Mellon, as successor trustee (Incorporated by reference to Exhibit 4(c) to GECC's Registration Statement on Form S-3, File No. 333-59707 (Commission file number 001-06461)).

4(c)
First Supplemental Indenture dated as of May 3, 1999, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(dd) to GECC's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-76479 (Commission file number 001-06461)).

GE 2014 FORM 10-K  225

OTHER INFORMATION

4(d)
Second Supplemental Indenture dated as of July 2, 2001, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(f) to GECC's Post-Effective Amendment No.1 to Registration Statement on Form S-3, File No. 333-40880 (Commission file number 001-06461)).

4(e)
Third Supplemental Indenture dated as of November 22, 2002, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(cc) to GECC's Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333100527 (Commission file number 001-06461)).

4(f)
Fourth Supplemental Indenture dated as of August 24, 2007, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(g) to GECC's Registration Statement on Form S-3, File number 333-156929 (Commission file number 001-06461)).

4(g)
Indenture dated December 1, 2005, between General Electric Company and The Bank of New York Mellon, as successor trustee (Incorporated by reference to Exhibit 4(a) of General Electric's Current Report on Form 8-K filed on December 9, 2005 (Commission file number 001-00035))

4(h)
Senior Note Indenture dated as of October 9, 2012, between General Electric Company and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to General Electric's Current Report on Form 8-K filed on October 9, 2012 (Commission file number 001-00035)).

4(i)
Thirteenth Amended and Restated Fiscal and Paying Agency Agreement among GECC, GE Capital Australia Funding Pty Ltd., GE Capital European Funding, GE Capital U.K. Funding and The Bank of New York Mellon and The Bank of New York Mellon (Luxembourg) S.A., as fiscal and paying agents, dated as of April 5, 2014 (Incorporated by reference to Exhibit 4(j) to GECC's Form 10-K Report for the year ended December 31, 2014 (Commission file number 001-06461)).

4(j)
Letter from the Senior Vice President and Chief Financial Officer of General Electric to GECC dated September 15, 2006, with respect to returning dividends, distributions or other payments to GECC in certain circumstances described in the Indenture for Subordinated Debentures dated September 1, 2006, between GECC and the Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4(c) to GECC's Post-Effective Amendment No. 2 to Registration Statement on Form S-3, File No. 333-132807 (Commission file number 001-06461)).

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

GE 2014 FORM 10-K  226

OTHER INFORMATION

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

(g)
General Electric Supplementary Pension Plan, as amended effective January 1, 2012 (Incorporated by reference to Exhibit 10(g) to General Electric's Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2010).

(h)	General Electric 2003 Non-Employee Director Compensation Plan, Amended and Restated as of December 12, 2014.*

(i)
Amendment to Nonqualified Deferred Compensation Plans, dated as of December 14, 2004 (Incorporated by reference to Exhibit 10(w) to the General Electric Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2004).

(j)
GE Retirement for the Good of the Company Program, as amended effective January 1, 2009 (Incorporated by reference to Exhibit 10(j) to General Electric's Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2008.

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

(m)
General Electric Company 2007 Long-Term Incentive Plan (as amended and restated April 25, 2012) (Incorporated by reference to Exhibit 99.1 to General Electric's Registration Statement on Form S-8, dated May 4, 2012, File number 333-181177 (Commission file number 001-00035)).

(n)
Form of Agreement for Stock Option Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan, as amended January 1, 2009 (Incorporated by reference to Exhibit 10(n) to General Electric's Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2008).

(o)
Form of Agreement for Annual Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan, as amended February 7, 2014 (Incorporated by reference to Exhibit 10(a) of General Electric's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (Commission file number 001-00035)).

(p)
Form of Agreement for Periodic Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan, as amended February 7, 2014 (Incorporated by reference to Exhibit 10(b) of General Electric's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (Commission file number 001-00035)).

(q)
Form of Agreement for Long Term Performance Award Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan (as amended and restated April 25, 2012) (Incorporated by reference to Exhibit 10(a) of General Electric's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission file number 001-00035)).

GE 2014 FORM 10-K  227

OTHER INFORMATION

(r)
Form of Agreement for Performance Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.6 of General Electric's Current Report on Form 8-K dated April 27, 2007 (Commission file number 001-00035)).

(s)
First Restatement of the General Electric International Employee Stock Purchase Plan effective May 1, 2002 (Incorporated by reference to Exhibit 4.1 to General Electric's Registration Statement on Form S-8, File No. 333-163106 (Commission file number 001-00035)).

(t)
Form of Agreement for Long Term Performance Award Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan (Incorporated by reference to Exhibit 10 of General Electric's Current Report on Form 8-K dated February 12, 2010 (Commission file number 001-00035)).

(u)
Time Sharing Agreement dated November 22, 2010 between General Electric Company and Jeffrey R. Immelt (Incorporated by reference to Exhibit 10(z) to General Electric's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file number 001-00035)).

(v) (w) (x)
GE Stock Option Grant Agreement Dated March 4, 2010 for Jeffrey R. Immelt Terms & Conditions as Amended April 18, 2011 (Incorporated by reference to Exhibit 10(h) of General Electric's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (Commission file number 001-00035)).

Non-Competition Agreement between General Electric Company and John Krenicki effective July 24, 2012 (Incorporated by reference to Exhibit 10(a) of General Electric's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (Commission file number 001-00035)).

Time Sharing Agreement dated March 13, 2013 between General Electric Company and Brackett B. Denniston III (Incorporated by reference to Exhibit 10(b) of General Electric's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission file number 001-00035)).

(y)
Amended and Restated Income Maintenance Agreement, dated February 24, 2015, between the Registrant and General Electric Capital Corporation (Incorporated by reference to Exhibit 10 to GECC's Annual Report on Form 10-K for the year ended December 31, 2014 (Commission file number 001-06461)).

(z)
Transaction Agreement dated as of February 12, 2013 among General Electric Company, Comcast Corporation, National Broadcasting Company Holding, Inc., Navy Holdings, Inc., NBCUniversal, LLC and NBCUniversal Media, LLC (Incorporated by reference to Exhibit 10(a) of General Electric's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission file number 001-00035)).

(aa)
Amendment dated as of March 19, 2013 to the Transaction Agreement dated as of February 12, 2013 by and among General Electric Company, Comcast Corporation, NBCUniversal, LLC, NBCUniversal Media, LLC, National Broadcasting Company Holding, Inc. and Navy Holdings, Inc. (Incorporated by reference to Exhibit 10(c) of General Electric's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013(Commission file number 001-00035)).

(bb)
Time Sharing Agreement dated April 30, 2014 between General Electric Company and Keith S. Sherin (Incorporated by reference to Exhibit 10(a) of General Electric's quarterly Report on Form 10-Q for the quarter ended June 30, 2014 ( Commission File number 001-00035)).

(11)	Statement re Computation of Per Share Earnings.**

12(a)	Computation of Ratio of Earnings to Fixed Charges.*

12(b)	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.*

(21)	Subsidiaries of Registrant.*

(23)	Consent of Independent Registered Public Accounting Firm.*

(24)	Power of Attorney.*

31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

GE 2014 FORM 10-K  228

OTHER INFORMATION

(32)	Certification Pursuant to 18 U.S.C. Section 1350.*

99(a)
Undertaking for Inclusion in Registration Statements on Form S-8 of General Electric Company (Incorporated by reference to Exhibit 99(b) to General Electric Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 1992).

99(b)
Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12(a) to GECC's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (Commission file number 001-06461)).

99(c)	Supplement to Present Required Information in Searchable Format*

(101)
The following materials from General Electric Company's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings for the years ended December 31, 2014, 2013 and 2012, (ii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statement of Changes in Shareowners' Equity for the years ended December 31, 2014, 2013 and 2012, (iv) Statement of Financial Position at December 31, 2014 and 2013, (v) Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements.*

*	Filed electronically herewith.
**
Information required to be presented in Exhibit 11 is provided in Note 20 to the consolidated financial statements in this Form 10-K Report in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

GE 2014 FORM 10-K  229

FORM 10-K CROSS REFERENCE INDEX

FORM 10-K CROSS REFERENCE INDEX

Item Number		Page(s)
Part I
Item 1.	Business	19-22, 30-61, 68-69, 92-93, 105-106, 233

Item 1A.	Risk Factors	112-117
Item 1B.	Unresolved Staff Comments	Not applicable

Item 2.	Properties	22

Item 3.	Legal Proceedings	118-119

Item 4.	Mine Safety Disclosures	Not applicable

Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26, 104

Item 6.	Selected Financial Data	103

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-102,120-123

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	75-76, 107-111

Item 8.	Financial Statements and Supplementary Data	125-224

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Not applicable

Item 9A.	Controls and Procedures	125

Item 9B.	Other Information	77(a)
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	225

Item 11.	Executive Compensation	(b)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	(c), Note 16

Item 13.	Certain Relationships and Related Transactions, and Director Independence	(d)

Item 14.	Principal Accounting Fees and Services	(e)
Part IV
Item 15.	Exhibits and Financial Statement Schedules	226-230

Signatures		232

(a)	February 24, 2015 amendment of income maintenance agreement.
(b)
Incorporated by reference to "Compensation Discussion and Analysis," "Management Development and Compensation Committee Report," "Summary Compensation," "All Other Compensation," "Other Benefits," "Grants of Plan-Based Awards," "Outstanding Equity Awards," "Option Exercises and Stock Vested," "Pension Benefits," "Nonqualified Deferred Compensation," "Potential Payments Upon Termination at Fiscal Year-End" and "Director Compensation" in the 2015 Proxy Statement.

(c)	Incorporated by reference to "Stock Ownership Information" in the 2015 Proxy Statement.
(d)	Incorporated by reference to "Related Person Transactions" and "How We Assess Director Independence" in the 2015 Proxy Statement.
(e)  Incorporated by reference to "Independent Auditor Information" in the 2015 Proxy Statement.

GE 2014 FORM 10-K  230

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2014, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the Town of Fairfield and State of Connecticut on the 27th day of February 2015.

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

	Signer	Title	Date

	/s/ Jeffrey S. Bornstein	Principal Financial Officer	February 27, 2015
Jeffrey S. Bornstein Senior Vice President and Chief Financial Officer

	/s/ Jan R. Hauser	Principal Accounting Officer	February 27, 2015
Jan R. Hauser Vice President and Controller

	/s/ Jeffrey R. Immelt Jeffrey R. Immelt* Chairman of the Board of Directors	Principal Executive Officer	February 27, 2015

	W. Geoffrey Beattie* John J. Brennan*	Director Director
	James I. Cash, Jr.* Francisco D'Souza* Marijn E. Dekkers*	Director Director Director
	Ann M. Fudge*	Director
	Susan Hockfield*	Director
	Andrea Jung*	Director
	Robert W. Lane*	Director
	Rochelle B. Lazarus*	Director
	James J. Mulva*	Director
	James E. Rohr*	Director
	Mary L. Schapiro*	Director
	Robert J. Swieringa*	Director
	James S. Tisch*	Director
	Douglas A. Warner III*	Director

A majority of the Board of Directors

*By	/s/ Christoph A. Pereira
Christoph A. Pereira Attorney-in-fact February 27, 2015

GE 2014 FORM 10-K  231

FORWARD LOOKING STATEMENTS

FORWARD LOOKING STATEMENTS

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

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:
	economic and financial conditions, including interest and exchange rate volatility, commodity and equity prices and the value of financial assets;

the impact of conditions in the financial and credit markets on the availability and cost of General Electric Capital Corporation's (GECC) funding, GECC's exposure to counterparties and our ability to reduce GECC's asset levels as planned;

	the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults;
	pending and future mortgage loan repurchase claims and other litigation claims in connection with WMC, which may affect our estimates of liability, including possible loss estimates;
	our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so;
	the adequacy of our cash flows and earnings and other conditions which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels;
	GECC's ability to pay dividends to GE at the planned level, which may be affected by GECC's cash flows and earnings, financial services regulation and oversight, and other factors;
	our ability to convert pre-order commitments/wins into orders;
	the price we realize on orders since commitments/wins are stated at list prices;

customer actions or developments such as early aircraft retirements or reduced energy demand and other factors that may affect the level of demand and financial performance of the major industries and customers we serve;

	the effectiveness of our risk management framework;
	the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation and litigation;

adverse market conditions, timing of and ability to obtain required bank regulatory approvals, or other factors relating to us or Synchrony Financial that could prevent us from completing the Synchrony Financial split-off as planned;

	our capital allocation plans, as such plans may change including with respect to the timing and size of share repurchases, acquisitions, joint ventures, dispositions and other strategic actions;

our success in completing, including obtaining regulatory approvals for, announced transactions, such as the proposed transactions and alliances with Alstom and sale of Appliances, and our ability to realize anticipated earnings and savings;

	our success in integrating acquired businesses and operating joint ventures;
	the impact of potential information technology or data security breaches; and
	the other factors that are described in the Risk Factors section of this Form 10-K Report.

These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.

GE 2014 FORM 10-K  232