Form 10-Q
period 2015-03-31
GENERAL ELECTRIC CO
filed 2015-05-04
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015 OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 10,075,929,000 shares of common stock with a par value of $0.06 per share outstanding at March 31, 2015.

[PAGE INTENTIONALLY LEFT BLANK]

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

Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about our announced plan to reduce the size of our financial services businesses, including expected cash and non-cash charges associated with this plan; expected income; earnings per share; revenues; organic growth; margins; cost structure; restructuring charges; cash flows; return on capital; capital expenditures, capital allocation or capital structure; dividends; and the split between Industrial and GE Capital earnings.

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:
•
obtaining (or the timing of obtaining) any required regulatory reviews or approvals or any other consents or approvals associated with our announced plan to reduce the size of our financial services businesses;

•	our ability to complete incremental asset sales as part of this plan in a timely manner (or at all) and at the prices we have assumed;
•
changes in law, economic and financial conditions, including interest and exchange rate volatility, commodity and equity prices and the value of financial assets, including the impact of these conditions on our ability to sell or the value of incremental assets to be sold as part of this plan as well as other aspects of this plan;

•	the impact of conditions in the financial and credit markets on the availability and cost of GECC's funding, and GECC's exposure to counterparties;
•	the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults;
•	pending and future mortgage loan repurchase claims and other litigation claims in connection with WMC, which may affect our estimates of liability, including possible loss estimates;
•	our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so;
•	the adequacy of our cash flows and earnings and other conditions which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels;
•	GECC's ability to pay dividends to GE at the planned level, which may be affected by GECC's cash flows and earnings, financial services regulation and oversight, and other factors;
•	our ability to convert pre-order commitments/wins into orders;
•	the price we realize on orders since commitments/wins are stated at list prices;
•
customer actions or developments such as early aircraft retirements or reduced energy demand and other factors that may affect the level of demand and financial performance of the major industries and customers we serve;

•	the effectiveness of our risk management framework;
•	the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation and litigation;
•
adverse market conditions, timing of and ability to obtain required bank regulatory approvals, or other factors relating to us or Synchrony Financial that could prevent us from completing the Synchrony Financial split-off as planned;

•	our capital allocation plans, as such plans may change including with respect to the timing and size of share repurchases, acquisitions, joint ventures, dispositions and other strategic actions;
•
our success in completing, including obtaining regulatory approvals for, announced transactions, such as the proposed transactions and alliances with Alstom, Appliances and Real Estate, and our ability to realize anticipated earnings and savings;

•	our success in integrating acquired businesses and operating joint ventures;
•	the impact of potential information technology or data security breaches; and
•	the other factors that are described in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.
4 2015 1Q FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

HOW WE TALK ABOUT OUR RESULTS

We believe that investors will gain a better understanding of our company if they understand how we measure and talk about our results. Because of the diversity in our businesses, we present our financial statements in a three column format, which allows investors to see our industrial operations separately from our financial services operations. We believe that this provides useful information to investors. When used in this report, unless otherwise indicated by the context, we use the terms to mean the following:

•	General Electric or the Company - the parent company, General Electric Company.
•
GE - the adding together of all affiliates other than General Electric Capital Corporation (GECC), whose continuing operations are presented on a one-line basis, giving effect to the elimination of transactions among such affiliates. Transactions between GE and GECC have not been eliminated at the GE level. We present the results of GE in the center columns of our consolidated statements of earnings, financial position and cash flows. An example of a GE metric is GE cash from operating activities (GE CFOA).

•
General Electric Capital Corporation or GECC or Financial Services – the adding together of all affiliates of GECC, giving effect to the elimination of transactions among such affiliates. We present the results of GECC in the right-side columns of our consolidated statements of earnings, financial position and cash flows. It should be noted that GECC is sometimes referred to as GE Capital or Capital, when not in the context of discussing segment results.

•
GE consolidated – the adding together of GE and GECC, giving effect to the elimination of transactions between GE and GECC. We present the results of GE consolidated in the left-side columns of our consolidated statements of earnings, financial position and cash flows.

•
Industrial – GE excluding GECC. We believe that this provides investors with a view as to the results of our industrial businesses and corporate items. An example of an Industrial metric is Industrial CFOA, which is GE CFOA excluding the effects of dividends from GECC.

•
Industrial segment – the sum of our seven industrial reporting segments without giving effect to the elimination of transactions among such segments. We believe that this provides investors with a view as to the results of our industrial segments, without inter-segment eliminations and corporate items. An example of an industrial segment metric is industrial segment revenue growth.

•
Total segment – the sum of our seven industrial reporting segments and one financial services reporting segment, without giving effect to the elimination of transactions among such segments. We believe that this provides investors with a view as to the results of all of our segments, without inter-segment eliminations and corporate items.

5 2015 1Q FORM 10-Q

OTHER TERMS USED BY GE

•	Revenues – unless otherwise indicated, we refer to captions such as "revenues and other income", simply as revenues.
•	Organic revenues – revenues excluding the effects of acquisitions, dispositions and foreign currency exchange.
•	Earnings – unless otherwise indicated, we refer to captions such as "earnings from continuing operations attributable to the company" simply as earnings.
•	Earnings per share (EPS) – unless otherwise indicated, we refer to "earnings per share from continuing operations attributable to the company" simply as earnings per share.
•	Operating earnings – GE earnings from continuing operations attributable to the company excluding the impact of non-operating pension costs.
•	Segment profit – refers to the operating profit of the industrial segments and the net earnings of the financial services segment. See page 12 for a description of the basis for segment profits.
•	Operating pension costs – comprise the service cost of benefits earned, prior service cost amortization and curtailment loss for our principal pension plans.
•	Non-operating pension costs – comprise the expected return on plan assets, interest cost on benefit obligations and net actuarial loss amortization for our principal pension plans.

NON-GAAP FINANCIAL MEASURES

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered "non-GAAP financial measures" under the SEC rules. Specifically, we have referred, in various sections of this Form 10-Q Report, to:

•	Operating earnings (loss) and operating EPS – Excluding the GE Capital exit impacts
•	Operating and non-operating pension costs
•	Consolidated and GECC Revenues – Excluding the GE Capital exit impacts
•	Industrial segment organic revenue growth
•	Oil & Gas organic revenue and operating profit growth
•	Industrial cash flows from operating activities (Industrial CFOA)
•	GE Capital ending net investment (ENI), excluding liquidity
•	GECC Tier 1 common ratio estimate

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures are included in Exhibit 99(a) to this Form 10-Q Report. Non-GAAP financial measures referred to in this Form 10-Q Report are designated with an asterisk (*).

6 2015 1Q FORM 10-Q

OUR OPERATING SEGMENTS

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
Energy Management

OUR FINANCIAL SERVICES OPERATING SEGMENT

GE Capital

Operational and financial overview for our operating segment are provided in the "Segment Operations" section within this MD&A.

THE GE CAPITAL EXIT PLAN

On April 10, 2015, the Company announced a plan (the GE Capital Exit Plan) to reduce the size of its financial services businesses through the sale of most of the assets of GECC over the next 24 months, and to focus on continued investment and growth in the Company's industrial businesses. Under the GE Capital Exit Plan, which was approved on April 2, 2015 and aspects of which were approved on March 31, 2015, the Company will retain certain GECC businesses, principally its vertical financing businesses—GE Capital Aviation Services (GECAS), Energy Financial Services and Healthcare Equipment Finance—that directly relate to the Company's core industrial domain and other operations, including Working Capital Solutions and our run-off insurance activities. The assets planned for disposition include Real Estate, most of Commercial Lending and Leasing and all Consumer platforms (including all U.S. banking assets). The Company expects to execute this strategy using an efficient approach for exiting non-vertical assets that works for the Company's and GECC's debt holders and the Company's shareowners. An element of this approach involves a merger of GECC into the Company to assure compliance with debt covenants as GECC exits non-vertical assets, and the creation of a new intermediate holding company to hold GECC's businesses after the merger. The Company has discussed the GE Capital Exit Plan, aspects of which are subject to regulatory review and approval, with its regulators and staff of the Financial Stability Oversight Council (FSOC) and will work closely with these bodies to take the actions necessary over time to terminate the FSOC's designation of GECC (and the new intermediate holding company, as applicable) as a nonbank systemically important financial institution (nonbank SIFI).

As part of the GE Capital Exit Plan, we agreed to sell the substantial majority of GECC's Real Estate debt and equity portfolio to funds managed by The Blackstone Group (which, at closing, intends to sell a portion of this portfolio to Wells Fargo & Company), and also have letters of intent with other buyers for the majority of the remaining commercial real estate assets. In total, these deals are valued at approximately $26.5 billion.

As part of the GE Capital Exit Plan, on April 10, 2015, the Company and GECC entered into an amendment to their existing financial support agreement. Under this amendment (the Amendment), the Company has provided a full and unconditional guarantee (the Guarantee) of the payment of principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GECC identified in the Amendment. In the aggregate, the Guarantee applied to approximately $210 billion of GECC debt as of April 10, 2015. The Guarantee replaced the requirement that the Company make certain income maintenance payments to GECC in certain circumstances. GECC's U.S. public indentures were concurrently amended to provide the full and unconditional guarantee by the Company set forth in the Guarantee.

7 2015 1Q FORM 10-Q

In connection with the GE Capital Exit Plan, the Company estimates it will incur approximately $23 billion in after-tax charges through 2016, approximately $6 billion of which are expected to result in future net cash expenditures. These charges are expected to relate to: business dispositions, including goodwill allocations (approximately $13 billion), tax expense related to expected repatriation of foreign earnings and write-off of deferred tax assets (approximately $7 billion), and restructuring and other charges (approximately $3 billion).

We recorded $16.1 billion of after-tax charges ($13.8 billion of which is attributable to continuing operations and $2.4 billion of which is attributable to discontinued operations) in the first quarter of 2015 related to the GE Capital Exit Plan. The first quarter charges recorded in continuing operations include tax expense related to expected repatriation of foreign earnings and write-off of deferred tax assets ($6.0 billion), asset impairments due to shortened hold periods ($5.0 billion), and charges on businesses held for sale ($2.8 billion), including goodwill allocation.

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

Amounts reported in billions in graphs and tables within this Form 10-Q report are computed based on the amounts in millions. As a result, the sum of the components reported in billions may not equal the total amount reported in billions due to rounding.

Discussions throughout this MD&A are based on continuing operations unless otherwise noted.

REFERENCES

The MD&A should be read in conjunction with the Financial Statements and Notes to the consolidated financial statements.

For additional information related to the GE Capital Exit Plan, GE Capital segment operations and the credit quality of financing receivables, refer to the General Electric Capital Corporation quarterly report on Form 10-Q for the three months ended March 31, 2015.

CORPORATE INFORMATION

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
8 2015 1Q FORM 10-Q

KEY PERFORMANCE INDICATORS

(Dollars in billions; per-share amounts in dollars)

REVENUES PERFORMANCE			INDUSTRIAL SEGMENT PROFIT	INDUSTRIAL SEGMENT MARGIN

	1Q 2015
Industrial Segment	(1)%
Industrial Segment Organic*	3%
Financial Services	(39)%
Financial Services excluding the GE Capital exit impacts*	(7)%
EARNINGS (LOSS) PER SHARE			INDUSTRIAL ORDERS	INDUSTRIAL BACKLOG
¢ ¢ Earnings (Loss) ¢ ¢ Operating Earnings (Loss)* (a) Operating earnings (loss) per share excluding the GE Capital exit impacts* was $0.31.			Equipment Services	Equipment Services
GE CFOA			SIGNIFICANT DEVELOPMENTS IN 2015
		GECC Dividend Industrial CFOA*

We announced the GE Capital Exit Plan.

We signed an agreement to sell our consumer finance business in Australia and New
Zealand for approximately 6.8 billion Australian dollars and 1.4 billion New Zealand dollars.

We acquired Milestone Aviation Group for $1.8 billion on January 30, 2015.

The effects of a stronger U.S. dollar primarily relative to the euro decreased consolidated revenues by $1.2 billion.

GE returned $2.4 billion to shareowners in the three months ended March 31, 2015 through dividends and stock buybacks.

*Non-GAAP Financial Measure
9 2015 1Q FORM 10-Q

CONSOLIDATED RESULTS

THREE MONTHS ENDED MARCH 31
(Dollars in billions)

REVENUES	INDUSTRIAL SEGMENT EQUIPMENT & SERVICES REVENUES
Equipment Services
COMMENTARY: 2015-2014

Consolidated revenues decreased $4.2 billion, or 12%, primarily due to charges associated with the GE Capital Exit Plan of $3.2 billion and the impact of foreign exchange of $1.2 billion. Consolidated revenues excluding the GE Capital exit impacts* decreased 3%.
•   Industrial segment revenues decreased 1%, reflecting the unfavorable impact of foreign exchange of $0.9 billion, partially offset by higher volume.
•   Financial Services revenues decreased 39% primarily due to the effects of the GE Capital Exit Plan. Financial Services revenues excluding the GE Capital exit impacts* decreased 7%.
•   The effects of acquisitions increased consolidated revenues $0.2 billion and $0.6 billion in 2015 and 2014, respectively. Dispositions affected our ongoing results through lower revenues of $0.3 billion and $2.0 billion in 2015 and 2014, respectively.

*Non-GAAP Financial Measure
10 2015 1Q FORM 10-Q

THREE MONTHS ENDED MARCH 31
(Dollars in billions)

EARNINGS (LOSS)	INDUSTRIAL SELLING, GENERAL & ADMINISTRATIVE (SG&A) AS A % OF SALES
¢ ¢ Earnings (Loss) ¢ ¢ Operating Earnings (Loss)* (a) Operating earnings excluding the GE Capital exit impacts* was $3.1 billion.
COMMENTARY: 2015 - 2014

Consolidated earnings decreased $14.1 billion primarily due to lower financial services income resulting from charges associated with the GE Capital Exit Plan of $13.8 billion. The charges included: tax expense related to expected repatriation of foreign earnings and write-off of deferred tax assets; asset impairments due to shortened hold periods; and charges on businesses held for sale, including goodwill allocation.
•   Industrial segment profit increased 9% largely driven by Aviation.
•   Industrial segment margin increased 120 basis points (bps) driven by higher productivity and positive business mix, partially offset by the effects of inflation.
•   Financial Services earnings decreased primarily due to charges associated with the GE Capital Exit Plan.
•   The effects of acquisitions on our consolidated net earnings were an insignificant amount in 2015 and an increase of $0.1 billion in 2014. The effects of dispositions on net earnings were an insignificant amount and a decrease of $1.2 billion in 2015 and 2014, respectively.
•   Industrial SG&A as a percentage of total sales increased slightly to16% primarily as a result of higher non-operating pension costs, restructuring and acquisition-related costs, partially offset by the favorable impact of global cost reduction initiatives.

See the "Other Consolidated Information" section within the MD&A of this Form 10-Q for a discussion of income taxes.

*Non-GAAP Financial Measure
11 2015 1Q FORM 10-Q

SEGMENT OPERATIONS

SEGMENT REVENUES AND PROFIT

Segment revenues include revenues and other income related to the segment.

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

Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment's management is measured:

•	Interest and other financial charges and income taxes are excluded in determining segment profit (which we sometimes refer to as "operating profit") for the industrial segments.
•	Interest and other financial charges and income taxes are included in determining segment profit (which we sometimes refer to as "net earnings") for the GE Capital segment.

Certain corporate costs, such as shared services, employee benefits and information technology are allocated to our segments based on usage. A portion of the remaining corporate costs is allocated based on each segment's relative net cost of operations.

PLANNED ACQUISITION OF ALSTOM IMPACTS MULTIPLE SEGMENTS

During the second quarter of 2014, GE's offer to acquire the Thermal, Renewables and Grid businesses of Alstom for approximately €12.4 billion (to be adjusted for the assumed net cash or liability at closing) was positively recommended by Alstom's board of directors. As part of the transaction, GE, Alstom and the French Government signed a memorandum of understanding for the formation of three joint ventures in grid technology, renewable energy, and global nuclear and French steam power. Alstom will invest approximately €2.6 billion in these joint ventures at the closing of the proposed transaction.

In the fourth quarter of 2014, Alstom completed its review of the proposed transaction with the works council and obtained approval from its shareholders. Also in the fourth quarter of 2014, GE and Alstom entered into an amendment to the original agreement where GE has agreed to pay Alstom a net amount of approximately €0.3 billion of additional consideration at closing. In exchange for this funding, Alstom has agreed to extend the trademark licensing of the Alstom name from 5 years to 25 years as well as other contractual amendments. The proposed transaction continues to be subject to regulatory approvals, which is currently in process. The transaction is targeted to close in 2015.

The acquisition and alliances with Alstom will impact our Power & Water and Energy Management segments. The impact of the acquired businesses on individual segments will be affected by a number of variables, including operating performance, purchase accounting impacts and expected synergies. In addition, due to the amount of time between signing and closing, the operations of the businesses may fluctuate and impact the overall valuation of the acquired businesses at the time of close and, accordingly, may affect the amounts assigned to the assets and liabilities recorded in purchase accounting.
12 2015 1Q FORM 10-Q

SUMMARY OF OPERATING SEGMENTS

	Three months ended March 31
(In millions)	2015	2014	V%

Revenues
Power & Water	$5,716	$5,509	4%
Oil & Gas	3,961	4,308	(8)%
Energy Management	1,685	1,672	1%
Aviation	5,674	5,778	(2)%
Healthcare	4,075	4,198	(3)%
Transportation	1,308	1,227	7%
Appliances & Lighting	1,941	1,857	5%
Total industrial segment revenues	24,360	24,549	(1)%
GE Capital	5,982	9,885	(39)%
Total segment revenues	30,342	34,434	(12)%
Corporate items and eliminations	(986)	(886)	(11)%
Consolidated revenues	$29,356	$33,548	(12)%

Segment profit (loss)
Power & Water	$871	$888	(2)%
Oil & Gas	432	446	(3)%
Energy Management	28	5	F
Aviation	1,314	1,115	18%
Healthcare	587	570	3%
Transportation	225	202	11%
Appliances & Lighting	103	53	94%
Total industrial segment profit	3,560	3,279	9%
GE Capital	(12,544)	1,693	U
Total segment profit (loss)	(8,984)	4,972	U
Corporate items and eliminations	(1,692)	(1,542)	(10)%
GE interest and other financial charges	(389)	(365)	(7)%
GE provision for income taxes	(306)	(318)	4%
Earnings (loss) from continuing operations
attributable to the Company	(11,371)	2,747	U
Earnings (loss) from discontinued
operations, net of taxes	(2,202)	252	U
Consolidated net earnings (loss)
attributable to the Company	$(13,573)	$2,999	U
	\
13 2015 1Q FORM 10-Q

POWER & WATER

OPERATIONAL OVERVIEW
(Dollars in billions)

2015 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES
(a) Includes Water Process Technologies and Nuclear	Services Equipment
ORDERS	BACKLOG
Equipment Services	Equipment Services
UNIT SALES

14 2015 1Q FORM 10-Q

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES & PROFIT			SEGMENT PROFIT MARGIN
¢ ¢ Revenues ¢ ¢ Profit
SEGMENT REVENUES & PROFIT WALK:			COMMENTARY: 2015 - 2014

Segment revenues up $0.2 billion or 4%;
Segment profit down 2% as a result of:

•The increase in revenues was driven by higher volume, primarily higher equipment sales at PGP and service sales at PGS partially offset by lower volume at Renewable Energy and Distributed Power, as well as the impact of a stronger U.S. dollar.
•The decrease in profit was mainly due to lower cost productivity driven by HA gas turbine build costs, partially offset by higher volume on gas turbines and favorable business mix.

	Revenues	Profit
March 31, 2014	$5.5	$0.9
Volume	0.4	0.1
Price	-	-
Foreign Exchange	(0.3)	-
(Inflation)/Deflation	N/A	-
Mix	N/A	0.1
Productivity	N/A	(0.2)
Other	0.1	-
March 31, 2015	$5.7	$0.9

15 2015 1Q FORM 10-Q

OIL & GAS

OPERATIONAL OVERVIEW
(Dollars in billions)

2015 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES
).

(a)        Our drilling product line, previously part of Drilling & Surface (D&S), was realigned as part of Subsea Systems (SS) effective January 1, 2015. Accordingly, Subsea Systems is now Subsea Systems & Drilling (SS&D).
Services Equipment
ORDERS	BACKLOG
Equipment Services	Equipment Services

16 2015 1Q FORM 10-Q

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES & PROFIT			SEGMENT PROFIT MARGIN
¢ ¢ Revenues ¢ ¢ Profit
SEGMENT REVENUES & PROFIT WALK:			COMMENTARY: 2015 - 2014

Segment revenues down $0.3 billion or 8%;
Segment profit down 3% as a result of:

•The decrease in revenues was primarily due to the effects of a stronger U.S. dollar and lower other income. These decreases were partially offset by higher volume. Organic revenues* for the first quarter of 2015 were flat compared with the first quarter of 2014.
•The decrease in operating profit reflects the effects of a stronger U.S. dollar ($0.1 billion). Organic operating profit* grew 11% in the first quarter of 2015.

	Revenues	Profit
March 31, 2014	$4.3	$0.4
Volume	0.1	-
Price	-	-
Foreign Exchange	(0.3)	(0.1)
(Inflation)/Deflation	N/A	-
Mix	N/A	-
Productivity	N/A	0.2
Other	(0.2)	(0.2)
March 31, 2015	$4.0	$0.4

*Non-GAAP Financial Measure
17 2015 1Q FORM 10-Q

ENERGY MANAGEMENT

OPERATIONAL OVERVIEW
(Dollars in billions)

2015 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES
Services Equipment
ORDERS	BACKLOG
Equipment Services	Equipment Services

18 2015 1Q FORM 10-Q

FINANCIAL OVERVIEW
 (Dollars in billions)

SEGMENT REVENUES & PROFIT	SEGMENT PROFIT MARGIN
¢ ¢ Revenues ¢ ¢ Profit ¢ ¢ Revenues ¢ ¢ Profit
COMMENTARY: 2015 - 2014
Segment revenues up 1% as a result of:
•Higher volume ($0.1 billion), partially offset by the effects of a stronger U.S. dollar. Segment profit margin up as a result of: •Continued SG&A cost reductions.

19 2015 1Q FORM 10-Q

AVIATION

OPERATIONAL OVERVIEW
(Dollars in billions)

2015 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES
Services Equipment
ORDERS	BACKLOG
Equipment Services	Equipment Services
UNIT SALES
(a)GEnx engines are a subset of commercial engines (b)Commercial spares shipment rate in millions of dollars per day

20 2015 1Q FORM 10-Q

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES & PROFIT			SEGMENT PROFIT MARGIN
¢ ¢ Revenue ¢ ¢ Profit
SEGMENT REVENUES & PROFIT WALK:			COMMENTARY: 2015 - 2014

Segment revenues down $0.1billion or 2%;
Segment profit up $0.2 billion or 18% as a result of:

•The decrease in revenues was due to lower volume driven by Military and GEnx engines, partially offset by the effects of higher prices in Commercial Engines and Commercial Services businesses.
•The increase in profit was mainly due to higher prices in our Commercial Engines and Commercial Services businesses as well as favorable business mix. These increases were partially offset by effects of inflation and lower volume as discussed above.

	Revenues	Profit
March 31, 2014	$5.8	$1.1
Volume	(0.3)	(0.1)
Price	0.2	0.2
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	(0.1)
Mix	N/A	0.1
Productivity	N/A	0.1
Other	-	-
March 31, 2015	$5.7	$1.3

21 2015 1Q FORM 10-Q

HEALTHCARE

OPERATIONAL OVERVIEW
(Dollars in billions)

2015 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES
Services Equipment
ORDERS	BACKLOG
Equipment Services	Equipment Services

22 2015 1Q FORM 10-Q

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES & PROFIT			SEGMENT PROFIT MARGIN
¢ ¢ Revenues ¢ ¢ Profit
SEGMENT REVENUES & PROFIT WALK:			COMMENTARY: 2015 - 2014

Segment revenues down $0.1 billion or 3%;
Segment profit up 3% as a result of:

•The decrease in revenues was due to the impact of a stronger U.S. dollar and lower prices mainly in Healthcare Systems. These decreases were partially offset by higher volume, mainly driven by Life Sciences.
•The increase in profit was mainly due to higher cost productivity including SG&A cost reductions, partially offset by lower prices and the effects of inflation.

	Revenues	Profit
March 31, 2014	$4.2	$0.6
Volume	0.2	-
Price	(0.1)	(0.1)
Foreign Exchange	(0.2)	-
(Inflation)/Deflation	N/A	(0.1)
Mix	N/A	-
Productivity	N/A	0.1
Other	-	-
March 31, 2015	$4.1	$0.6

23 2015 1Q FORM 10-Q

TRANSPORTATION

OPERATIONAL OVERVIEW
(Dollars in billions)

2015 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES
(a) Includes Marine, Stationary & Drilling	Services Equipment
ORDERS	BACKLOG
Equipment Services	Equipment Services
UNIT SALES

24 2015 1Q FORM 10-Q

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES & PROFIT	SEGMENT PROFIT MARGIN
¢ ¢ Revenues ¢ ¢ Profit
COMMENTARY: 2015 - 2014
Segment revenues up $0.1 billion or 7% as a result of:
•Higher volume ($0.1 billion), primarily due to higher locomotive equipment sales, partially offset by lower volume of services sales.
Segment profit up 11% as a result of:
•	Higher other income and higher cost productivity.

25 2015 1Q FORM 10-Q

APPLIANCES & LIGHTING

OPERATIONAL OVERVIEW
 (Dollar in billions)

2015 YTD SUB-SEGMENT REVENUES

FINANCIAL OVERVIEW (Dollar in billions)
SEGMENT REVENUES & PROFIT	SEGMENT PROFIT MARGIN
¢ ¢ Revenues ¢ ¢ Profit
COMMENTARY: 2015 - 2014

Segment revenues up 5%  as a result of:
•Higher volume ($0.1 billion), driven by higher sales at Appliances, were partially offset by lower prices and the effects of a stronger U.S. dollar.

Segment profit up 94% as a result of:
•Improved cost productivity ($0.1 billion) including the effects of classifying Appliances as a business held for sale in the third quarter of 2014, was partially offset by lower prices.

26 2015 1Q FORM 10-Q

GE CAPITAL

OPERATIONAL OVERVIEW
(Dollars in billions)

2015 YTD SUB-SEGMENT REVENUES	NET INTEREST MARGIN

ENDING NET INVESTMENT, EXCLUDING LIQUIDITY*	TIER 1 COMMON RATIO ESTIMATE*

SIGNIFICANT TRENDS & DEVELOPMENTS

•
The GE Capital Exit Plan - As previously discussed, the Company announced a plan to reduce the size of the financial services businesses through the sale of most of the assets of GECC over the next 24 months. It is expected that as a result of the GE Capital Exit Plan, the GE Capital businesses that will remain with GE will account for about $90 billion in ending net investment (ENI), excluding liquidity, including about $40 billion in the U.S. ENI is a metric used to measure the total capital invested in the financial services businesses. GE Capital's ENI, excluding liquidity, at March 31, 2015 was $303 billion.

•
Australia and New Zealand (ANZ) Consumer Lending - During the first quarter of 2015, we signed an agreement to sell our consumer finance business in Australia and New Zealand to a consortium including KKR, Varde Partners and Deutsche Bank for approximately 6.8 billion Australian dollars and 1.4 billion New Zealand dollars.

•	Milestone Aviation Group – On January 30, 2015, GECAS acquired Milestone Aviation Group, a helicopter leasing business, for approximately $1.8 billion.
•
Synchrony Financial – In connection with Synchrony Financial's planned separation from GE, Synchrony Financial filed the related application to the Federal Reserve Board on April 30, 2015. For a further discussion of the Synchrony Financial transaction, see the Synchrony Financial annual report on Form 10-K for the year ended December 31, 2014 and the quarterly report on Form 10-Q for the three months ended March 31, 2015.

•	Dividends - GECC paid quarterly dividends of $0.5 billion to GE in the three months ended March 31, 2015.

* Non-GAAP Financial Measure
27 2015 1Q FORM 10-Q

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES & PROFIT (LOSS)(a)
Q1 2014 Q1 2015(b) ¢ ¢ Revenue ¢ ¢ Profit (Loss)

(a) Interest and other financial charges and income taxes are included in determining segment profit (loss) for the GE Capital segment.
(b) 1Q 2015 revenues included $3.2 billion and operating profit included $13.8 billion (after-tax) of charges related to the GE Capital Exit Plan.

COMMENTARY: 2015 - 2014

Segment revenues and profit decreased primarily due to the effects of the GE Capital Exit Plan.

COMMERCIAL LENDING AND LEASING

CLL 2015 revenues decreased 57% and net earnings decreased in the three months ended March 31, 2015. Revenues decreased primarily as a result of estimated losses on businesses classified as assets of businesses held for sale ($1.8 billion) and organic revenue declines ($0.1 billion). Net earnings decreased reflecting higher impairments ($3.2 billion) and higher provisions for losses on financing receivables ($1.2 billion). These decreases are primarily related to the reclassification of assets within CLL to assets of businesses held for sale, including goodwill allocation, and financing receivables held for sale recorded at the lower of cost or fair value, less cost to sell, and asset impairments due to shortened hold periods in connection with the GE Capital Exit Plan.

CONSUMER

Consumer 2015 revenues decreased by 43% and net earnings decreased in the three months ended March 31, 2015. Revenues decreased as a result of higher impairments ($1.4 billion). Net earnings decreased as a result of higher provisions for losses on financing receivables ($2.1 billion), higher impairments ($1.2 billion) and core decreases ($0.2 billion). These decreases are primarily related to the reclassification of assets within Consumer to financing receivables held-for-sale recorded at the lower of cost or fair value, less cost to sell, and asset impairments related to equity method investments in connection with the GE Capital Exit Plan.

ENERGY FINANCIAL SERVICES

Energy Financial Services 2015 revenues decreased 39% and net earnings decreased 77% in the three months ended March 31, 2015. Revenues decreased as a result of lower gains ($0.2 billion) and organic revenue declines ($0.1 billion), partially offset by lower impairments ($0.1 billion). Net earnings decreased as a result of lower gains ($0.1 billion) and core decreases ($0.1 billion), partially offset by lower impairments ($0.1 billion).

GECAS

GECAS 2015 revenues decreased 5% and net earnings decreased 13% in the three months ended March 31, 2015. Revenues decreased as a result of organic revenue declines ($0.1 billion), partially offset by the effects of acquisitions ($0.1 billion) and lower impairments. Net earnings decreased as a result of core decreases ($0.1 billion), partially offset by lower impairments and the effects of acquisitions.
28 2015 1Q FORM 10-Q

CORPORATE ITEMS AND ELIMINATIONS

REVENUES AND OPERATING PROFIT (COST)

	Three months ended March 31
(In millions)	2015	2014

Revenues
Total Corporate Items and Eliminations	$(986)	$(886)

Operating profit (cost)
Principal retirement plans(a)	$(789)	$(581)
Restructuring and other charges	(422)	(376)
Eliminations and other	(481)	(585)
Total Corporate Items and Eliminations	$(1,692)	$(1,542)

CORPORATE COSTS

	Three months ended March 31
(In millions)	2015	2014

Total Corporate Items and Eliminations	$(1,692)	$(1,542)
Less non-operating pension cost	(695)	(526)
Total Corporate costs (operating)*	$(997)	$(1,016)
Less restructuring and other charges	(422)	(376)
Adjusted total corporate costs (operating)*	$(575)	$(640)

(a)
Included non-operating pension cost* of $0.7 billion and $0.5 billion in the three months ended March 31, 2015 and 2014, respectively, which includes expected return on plan assets, interest costs and non-cash amortization of actuarial gains and losses.

2015 – 2014 COMMENTARY

Revenues and other income decreased $0.1 billion, primarily a result of:
•	A fair value adjustment on a senior unsecured note receivable from a customer.

Operating costs increased $0.2 billion, primarily as a result of:
•	Higher costs associated with our principal retirement plans including the effects of updated mortality assumptions.

COSTS NOT INCLUDED IN SEGMENT RESULTS

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

COSTS

	Three months ended March 31
(In billions)	2015	2014

Power & Water	$0.1	$0.1
Oil & Gas	0.1	0.1
Energy Management	0.1	0.1
Aviation	-	0.1
Healthcare	-	0.1
Transportation	-	-
Appliances & Lighting	-	-
Total	$0.4	$0.4

*Non-GAAP Financial Measure

29 2015 1Q FORM 10-Q

DISCONTINUED OPERATIONS

Discontinued operations primarily comprises our Real Estate business and our U.S. mortgage business (WMC). Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented. All of these operations were previously reported in the GE Capital segment.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS

	Three months ended March 31
(In millions)	2015	2014

Earnings (loss) from discontinued operations, net of taxes	$(2,202)	$252

The first quarter 2015 loss from discontinued operations, net of taxes, primarily reflected the following:
•	$2.3 billion after-tax loss at our Real Estate business (including a $2.4 billion loss on the planned disposal).

The first quarter 2014 earnings from discontinued operations, net of taxes, primarily reflected the following:
•	$0.2 billion after-tax earnings at our Real Estate business.

For additional information related to discontinued operations, see Note 2 to the consolidated financial statements.

30 2015 1Q FORM 10-Q

OTHER CONSOLIDATED INFORMATION

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

CONSOLIDATED – THREE MONTHS ENDED MARCH 31
(Dollars in billions)

PROVISION FOR INCOME TAXES

2015 – 2014 COMMENTARY

•
The consolidated income tax rate (negative 130.5%) for the first quarter 2015 is not meaningful. The negative consolidated tax rate is caused by comparing the positive tax expense of $6.5 billion with the pre-tax loss of $4.9 billion resulting in a negative tax rate.

•
As discussed in Note 10, during the first quarter of 2015 in conjunction with the GE Capital Exit Plan, we incurred tax expense of $6.0 billion related to expected repatriation of foreign earnings and write-off of deferred tax assets.

•
The increase in the income tax expense from $0.6 billion for the first quarter of 2014 to $6.5 billion for the first quarter of 2015 is due to the tax expense incurred as part of the GE Capital Exit Plan.

•	The consolidated tax provision includes $0.3 billion for GE (excluding GECC) for both the first quarters of 2014 and 2015.

The effective tax rate in future periods is expected to increase as a result of changes in our income profile due to lower GE Capital earnings as we execute on the GE Capital Exit Plan.

BENEFITS FROM GLOBAL OPERATIONS

Absent the effects of the GE Capital Exit Plan, our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed global operations, including the use of global funding structures. There is a benefit from global operations as non-U.S. income is subject to local country tax rates that are significantly below the 35% U.S. statutory rate. These non-U.S. earnings have been indefinitely reinvested outside the U.S. and are not subject to current U.S. income tax. The rate of tax on our indefinitely reinvested non-U.S. earnings is below the 35% U.S. statutory rate because we have significant business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate and because GE funds certain of its non-U.S. operations through foreign companies that are subject to low foreign taxes.

31 2015 1Q FORM 10-Q

Historically, the most significant portion of these benefits depends on the provision of U.S. law deferring the tax on active financial services income, which, as discussed below, is subject to expiration. A substantial portion of the remaining benefit related to business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate is derived from our GECAS aircraft leasing operations located in Ireland. No other operation in any one country accounts for a material portion of the remaining balance of the benefit.

We expect our ability to benefit from non-U.S. income taxed at less than the U.S. rate to continue, subject to changes in our earnings profile due to the GE Capital Exit Plan and changes in U.S. or foreign law, including the expiration of the U.S. tax law provision deferring tax on active financial services income. In addition, since this benefit depends on management's intention to indefinitely reinvest amounts outside the U.S., our tax provision will increase to the extent we no longer indefinitely reinvest foreign earnings.

STATEMENT OF FINANCIAL POSITION

Because GE and GECC share certain significant elements of their Statements of Financial Position, the following discussion addresses significant captions in the consolidated statement. Within the following discussions, however, we distinguish between GE and GECC activities in order to permit meaningful analysis of each individual consolidating statement.

MAJOR CHANGES IN OUR FINANCIAL POSITION FOR THE THREE MONTHS ENDED MARCH 31, 2015

•	GECC Financing receivables-net decreased $139.3 billion. See the following Financing Receivables section for additional information.
•	GECC Financing receivables held for sale increased $91.1 billion. See the following Financing Receivables Held for Sale section for additional information.
•
Assets of businesses held for sale increased $50.2 billion, primarily as a result of the GE Capital Exit Plan, decreasing balances of our major asset categories, including: Investment securities; Financing receivables; Property, plant and equipment and Goodwill.

•
Borrowings decreased $13.0 billion. GECC had net repayments on borrowings of $3.9 billion, along with a $10.1 billion reduction in the balances driven by the strengthening of the U.S. dollar against all major currencies.

•
Accumulated other comprehensive income (loss) – currency translation adjustments decreased $5.3 billion driven by the strengthening U.S. dollar against all major currencies at March 31, 2015 compared with December 31, 2014. This decrease coincides with general decreases in balances of our major asset and liability categories, including: Financing receivables; Property, plant and equipment; Goodwill; Short-term borrowings and Long-term borrowings.

FINANCING RECEIVABLES

Financing receivables held for investment are those that we have the intent and ability to hold for the foreseeable future and are measured at the principal amount outstanding, net of the allowance for losses, write-offs, unamortized discounts and premiums, and net deferred loan fees or costs.

At March 31, 2015, our financing receivables portfolio primarily relates to GECAS, Energy Financial Services, Healthcare Equipment Finance (that directly relate to GE's core industrial businesses), Working Capital Solutions, a business that purchases GE customer receivables, and Synchrony Financial, our U.S. consumer business. The portfolios in our GECAS and Energy Financial Services businesses are collateralized by commercial aircraft and operating assets in the global energy and water industries, respectively. Our Healthcare Equipment Finance portfolio is collateralized by equipment used in the healthcare industry and the Working Capital Solutions portfolio is substantially recourse to GE or insured. Both the Healthcare Equipment Finance and Working Capital Solutions portfolios are reported in the CLL segment. Substantially all of the Synchrony Financial portfolio consists of U.S. consumer credit card and sales finance receivables.

32 2015 1Q FORM 10-Q

For purposes of the discussion that follows, "delinquent" receivables are those that are 30 days or more past due based on their contractual terms. Loans purchased at a discount are initially recorded at fair value and accrete interest income over their estimated lives based on reasonably estimable cash flows even if the underlying loans are contractually delinquent at acquisition. "Nonaccrual" financing receivables are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due, with the exception of consumer credit card accounts, for which we continue to accrue interest until the accounts are written off in the period that the account becomes 180 days past due. Recently restructured financing receivables are not considered delinquent when payments are brought current according to the restructured terms, but may remain classified as nonaccrual until there has been a period of satisfactory payment performance by the borrower and future payments are reasonably assured of collection.

Further information on the determination of the allowance for losses on financing receivables and the credit quality and categorization of our financing receivables is provided in Notes 5 and 18 to the consolidated financial statements.

FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES(a)

(Dollars in millions)	March 31, 2015		December 31, 2014

Financing receivables	$81,413		$222,296
Nonaccrual receivables	345	(b)	3,971
Allowance for losses	3,349		4,914

Nonaccrual financing receivables as a percent of financing receivables	0.4%		1.8%
Allowance for losses as a percent of nonaccrual financing receivables	(c)		123.8
Allowance for losses as a percent of total financing receivables	4.1		2.2

(a)	For additional information related to the portfolio of financing receivables, refer to the GECC quarterly report on Form 10-Q for the three months ended March 31, 2015.
(b)
Substantially all of our $0.3 billion of nonaccrual loans at March 31, 2015, are currently paying in accordance with the contractual terms. We continue to accrue interest on consumer credit cards until the accounts are written off in the period the account becomes 180 days past due.

(c)	Not meaningful.

Financing receivables, before allowance for losses, decreased $140.9 billion from December 31, 2014, primarily as a result of reclassifications to financing receivables held for sale or assets of businesses held for sale (primarily CLL and Consumer) ($123.1 billion), the stronger U.S. dollar ($7.7 billion), write-offs ($6.2 billion) and collections (which includes sales) exceeding originations ($3.7 billion).

Nonaccrual receivables decreased $3.6 billion from December 31, 2014, primarily due to reclassifications to financing receivables held for sale (including write-offs) or assets of businesses held for sale (primarily CLL and Consumer).

Allowance for losses decreased $1.6 billion from December 31, 2014, primarily as a result of write-offs on financing receivables reclassified to financing receivables held for sale and the transfer of that portion of the allowance for losses related to financing receivables reclassified to assets of businesses held for sale. The allowance for losses as a percent of total financing receivables increased from 2.2% at December 31, 2014 to 4.1% at March 31, 2015 reflecting decreases in both the allowance for losses and the overall financing receivables balance related to the financing receivables reclassified to financing receivables held for sale and assets of businesses held for sale as part of the GE Capital Exit Plan.
33 2015 1Q FORM 10-Q

FINANCING RECEIVABLES HELD FOR SALE

Financing receivables held for sale are recorded at the lower of cost or fair value, less cost to sell, and represent those financing receivables that management does not intend to hold for the foreseeable future. Subsequent declines in fair value are recognized in the period in which they occur. Valuations are primarily performed on a portfolio basis, except for commercial financing receivables which may be performed on an individual financing receivable basis. Interest income on financing receivables held for sale is accrued and subject to the nonaccrual policies described above. Because financing receivables held for sale are recognized at the lower of cost or fair value, less cost to sell, the allowance for losses and write-off policies do not apply to these financing receivables.

During the three months ended March 31, 2015, we transferred most of our CLL and all non-U.S. Consumer financing receivables to financing receivables held for sale or assets of businesses held for sale as a result of the GE Capital Exit Plan and the signing of an agreement to sell our consumer finance business in ANZ. Also, in connection with the GE Capital Exit Plan, we announced the planned disposition of our Real Estate business, which is classified as discontinued operations for all years presented.

The transfer of financing receivables to financing receivables held for sale and assets of businesses held for sale totaled $93.1 billion and $30.0 billion, respectively. Prior to transferring the financing receivables to financing receivables held for sale we recognized a pre-tax provision for losses on financing receivables of $4.0 billion ($3.3 billion after-tax), to reduce the carrying value of the financing receivables to the lower of cost or fair value, less cost to sell, and wrote-off the associated balance of the allowance for losses of $5.1 billion to establish a new cost basis of the financing receivables held for sale at March 31, 2015.

For businesses held for sale, financing receivable balances of $30.0 billion and the related allowance for loan losses of $0.4 billion were reclassified to assets of businesses held for sale. The businesses held for sale were recorded at the lower of cost or fair value, less cost to sell, at March 31, 2015. The charge of $1.8 billion related to measuring the businesses held for sale, including goodwill allocation, at the lower of cost or fair value, less cost to sell, is recorded in other revenues.
A majority of the provision for losses on financing receivables recognized upon the transfer of financing receivables to financing receivables held for sale during the three months ended March 31, 2015 relates to our Consumer non-U.S. residential mortgage portfolios in the U.K., France, Poland and Spain, which primarily comprise variable rate mortgages with a remaining weighted average maturity of more than ten years. We estimate that the effect on the provision for losses is largely attributable to credit loss exposures that are not incurred losses recognizable under GAAP but nevertheless affect fair value that would be determined by a market participant when pricing the portfolio.
As a result of the GE Capital Exit Plan and transfer of financing receivables to financing receivables held for sale or assets of businesses held for sale, nonaccrual receivables and impaired loan balances at December 31, 2014 were reduced by $3.1 billion and $3.4 billion, respectively. Loans held for sale are not reported as impaired, as these loans are recorded at lower of cost or fair value, less cost to sell.

Further information on financing receivables held for sale is provided in Note 2 to the consolidated financial statements.

34 2015 1Q FORM 10-Q

FINANCIAL RESOURCES AND LIQUIDITY

LIQUIDITY AND BORROWINGS

We maintain a strong focus on liquidity. At both GE and GECC we manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations throughout business cycles.

Our liquidity and borrowing plans for GE and GECC are established within the context of our annual financial and strategic planning processes. At GE, our liquidity and funding plans take into account the liquidity necessary to fund our operating commitments, which include primarily purchase obligations for inventory and equipment, payroll and general expenses (including pension funding). We also take into account our capital allocation and growth objectives, including paying dividends, repurchasing shares, investing in research and development and acquiring industrial businesses. At GE, we rely primarily on cash generated through our operating activities, any dividend payments from GECC, and also have historically maintained a commercial paper program that we regularly use to fund operations in the U.S., principally within the quarters.

GECC's liquidity position is targeted to meet its obligations under both normal and stressed conditions. GECC establishes a funding plan annually that is based on the projected asset size and cash needs of the Company, which, over the past few years, has incorporated our strategy to reduce our ending net investment in GE Capital. In connection with the GE Capital Exit Plan, we do not intend to issue any incremental GECC unsecured term debt in the next five years. We expect to maintain an elevated liquidity position as we generate cash from asset sales, returning to more normalized levels in 2019. While we maintain elevated liquidity levels, we may engage in liability management actions, such as buying back debt, based on market and economic conditions. GECC relies on a diversified source of funding, including the unsecured term debt markets, the global commercial paper markets, deposits, secured funding, retail funding products, bank borrowings and securitizations to fund its balance sheet. We also rely on cash generated through collection of principal, interest and other payments on our existing portfolio of loans and leases to fund its operating and interest expense costs.

Our 2015 GECC funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of long-term debt ($37.7 billion at December 31, 2014), principally through dispositions, asset sales and cash on hand. Long-term maturities and early redemptions were $15.3 billion in the first quarter of 2015. Interest on borrowings is primarily repaid through interest earned on existing financing receivables, a trend we expect to change as GECC executes the GE Capital Exit Plan. During the first quarter of 2015, GECC earned interest income on financing receivables of $4.1 billion, which more than offset interest and other financial charges of $1.7 billion.

We maintain a detailed liquidity policy for GECC that requires GECC to maintain a contingency funding plan. The liquidity policy defines GECC's liquidity risk tolerance under different stress scenarios based on its liquidity sources and also establishes procedures to escalate potential issues. We actively monitor GECC's access to funding markets and its liquidity profile through tracking external indicators and testing various stress scenarios. The contingency funding plan provides a framework for handling market disruptions and establishes escalation procedures in the event that such events or circumstances arise. GECC will continue to evaluate the need to modify the existing contingency funding plan due to the GE Capital Exit Plan.

On April 10, 2015, Moody's Investors Service (Moody's) downgraded the senior unsecured debt rating for GE to A1 from Aa3 following GE's April 10th announcement of the GE Capital Exit Plan. GE's P-1 short-term rating was affirmed. Moody's affirmed GECC's A1/P-1 ratings. The rating outlook for GE and GECC remains stable.  On April 10, 2015, Standard & Poor's Rating Services (S&P) affirmed GE's AA+/A-1+ ratings and GECC's AA+/A-1+ ratings each with a stable outlook.

35 2015 1Q FORM 10-Q

LIQUIDITY SOURCES

We maintain liquidity sources that consist of cash and equivalents of $87.1 billion, committed unused credit lines of $45.9 billion and high-quality, liquid investments of $2.7 billion.

CONSOLIDATED CASH AND EQUIVALENTS

(In billions)	March 31, 2015		March 31, 2015

GE(a)	$13.5	U.S.	$34.8
GECC(b)	73.6	Non-U.S.(c)	52.3
Total	$87.1	Total	$87.1

(a)
At March 31, 2015, $2.9 billion of GE cash and equivalents was held in countries with currency controls that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. These funds are available to fund operations and growth in these countries and we do not currently anticipate a need to transfer these funds to the U.S.

(b)	At March 31, 2015, GECC cash and equivalents of about $18.6 billion were in regulated banks and insurance entities and were subject to regulatory restrictions.
(c)
Of this amount at March 31, 2015, $6.4 billion was considered indefinitely reinvested. Indefinitely reinvested cash held outside of the U.S. is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund our needs in the U.S. on a short-term basis through short-term loans, without being subject to U.S. tax. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and the total of all such loans is required to be outstanding for less than 60 days during the year. If we were to repatriate indefinitely reinvested cash held outside the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes.

COMMITTED UNUSED CREDIT LINES

(In billions)	March 31, 2015

Revolving credit agreements (exceeding one year)	$25.1
Revolving credit agreements (364-day line)(a)	20.8
Total(b)	$45.9

(a)	Included $20.3 billion that contains a term-out feature that allows us to extend borrowings for two years from the date on which such borrowings would otherwise be due.
(b)
Total committed unused credit lines were extended to us by 50 financial institutions. GECC can borrow up to $45.4 billion under these credit lines. GE can borrow up to $14.8 billion under certain of these credit lines.

FUNDING PLAN

We reduced our GE Capital ENI*, excluding liquidity, to $303 billion at March 31, 2015.

During the first three months of 2015, GECC completed issuances of $8.1 billion of senior unsecured debt (excluding securitizations described below) with maturities up to 10 years. In February 2015, Synchrony Financial issued an additional $1.0 billion of senior unsecured debt maturing in 2020.

COMMERCIAL PAPER

(In billions)	GE	GECC

Average commercial paper borrowings during the first quarter of 2015	$6.9	$25.1
Maximum commercial paper borrowings outstanding during the first quarter of 2015	10.8	25.2

GECC commercial paper maturities have historically been funded principally through new commercial paper issuances and at GE are substantially repaid before quarter-end using indefinitely reinvested overseas cash, which as discussed above, is available for use in the U.S. on a short-term basis without being subject to U.S. tax. As announced on April 10, 2015, GECC is targeting to reduce the outstanding commercial paper to approximately $5 billion by the end of 2015.

*Non-GAAP Financial Measure

36 2015 1Q FORM 10-Q

We securitize financial assets as an alternative source of funding. During the first three months of 2015, we completed $1.3 billion of non-recourse issuances and $2.2 billion of non-recourse borrowings matured. At March 31, 2015, consolidated non-recourse securitization borrowings were $29.0 billion.

We have ten deposit-taking banks outside of the U.S. and two deposit-taking banks in the U.S. – Synchrony Bank (formerly GE Capital Retail Bank), a Federal Savings Bank (FSB), and GE Capital Bank, an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) in maturity terms up to 10 years.

ALTERNATIVE FUNDING

(In billions)

Total alternative funding at December 31, 2014	$117.3
Total alternative funding at March 31, 2015	112.9
Bank deposits	62.7
Non-recourse securitization borrowings	29.0
Funding secured by real estate, aircraft and other collateral	5.6
GE Interest Plus notes (including $0.1 billion of current long-term debt)	5.5
Bank unsecured	10.1

As a matter of general practice, we routinely evaluate the economic impact of calling debt instruments where GECC has the right to exercise a call. In determining whether to call debt, we consider the economic benefit to GECC of calling debt, the effect of calling debt on GECC's liquidity profile and other factors. During the first three months of 2015, we did not call any long-term debt.

INCOME MAINTENANCE AGREEMENT AND GE GUARANTEE OF CERTAIN GECC DEBT

GE provides implicit and explicit support to GECC through commitments, capital contributions and operating support. As part of the GE Capital Exit Plan, on April 10, 2015, GE and GECC entered into an amendment to their existing financial support agreement. Under this amendment (the Amendment), the Company has provided a full and unconditional guarantee (the Guarantee) of the payment of principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GECC identified in the Amendment. In the aggregate, the Guarantee applied to approximately $210 billion of GECC debt as of April 10, 2015. The Guarantee replaced the requirement that the Company make certain income maintenance payments to GECC in certain circumstances. GECC's U.S. public indentures were concurrently amended to provide the full and unconditional guarantee by the Company set forth in the Guarantee.
37 2015 1Q FORM 10-Q

STATEMENT OF CASH FLOWS – THREE MONTHS ENDED MARCH 31, 2015 VERSUS 2014

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

GE CASH FLOWS – THREE MONTHS ENDED MARCH 31

OPERATING CASH FLOWS		INVESTING CASH FLOWS		FINANCING CASH FLOWS

2014	2015	2014	2015	2014	2015

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

2015 – 2014 COMMENTARY

GE cash from operating activities decreased $0.4 billion primarily due to the following:
•
A decrease of operating cash collections of $0.5 billion to $25.1 billion in 2015. This decrease is consistent with comparable GE segment revenue decreases from sales of goods and services and lower progress collections. These decreases were partially offset by an increase in collections of current receivables.

•
This decrease is partially offset by lower operating cash payments of $0.2 billion to $24.2 billion in 2015 consistent with cost and expense decreases and decreased spend on inventory in first quarter of 2015 compared with that of 2014.

•	Further, GECC paid quarterly dividends totaling $0.5 billion to GE in both the three months ended March 31, 2015 and 2014.

GE cash used for investing activities decreased $1.3 billion primarily due to the following:
•
Lower business acquisition activity of $1.4 billion primarily driven by the 2014 acquisitions of certain Thermo Fisher Scientific Inc. life-science businesses for $1.1 billion and API Healthcare (API) for $0.3 billion.

GE cash used for financing activities increased $0.9 billion primarily due to the following:
•	The 2014 issuance of $3.0 billion of unsecured notes.
•	This is partially offset by a decrease in net repurchases of GE shares for treasury in accordance with our share repurchase program of $1.6 billion.
•	Further, net payments in borrowings (maturities of 90 day or less) decreased by $0.5 billion.
38 2015 1Q FORM 10-Q

GECC CASH FLOWS – THREE MONTHS ENDED MARCH 31

OPERATING CASH FLOWS		INVESTING CASH FLOWS		FINANCING CASH FLOWS

2014	2015	2014	2015	2014	2015

2015 – 2014 COMMENTARY:

GECC cash from operating activities decreased $0.3 billion primarily due to the following:
•	A decrease in net cash collateral activity with counterparties on derivative contracts of $0.4 billion.

GECC cash from investing activities increased $1.5 billion primarily due to the following:
•	A net increase in financing receivables activity of $1.8 billion driven by higher net collections (which includes sales) of financing receivables.
•	The 2014 payment of our obligation to the buyer of GE Money Japan for $1.7 billion.
•	These increases were partially offset by the 2015 acquisition of Milestone Aviation Group, resulting in net cash paid of $1.7 billion.

GECC cash used for financing activities decreased $2.3 billion primarily due to the following:
•	Lower net repayments of borrowings of $2.7 billion driven primarily by issuances of senior unsecured notes.

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

GE sells customer receivables to GECC in part to fund the growth of our industrial businesses. These transactions can result in cash generation or cash use. During any given period, GE receives cash from the sale of receivables to GECC. It also foregoes collection of cash on receivables sold. The incremental amount of cash received from sales of receivables in excess of the cash GE would have otherwise collected had those receivables not been sold, represents the cash generated or used in the period relating to this activity. The incremental cash generated in GE CFOA from selling these receivables to GECC decreased GE's CFOA by $1.8 billion and $0.4 billion for the three months ended March 31, 2015 and 2014, respectively.

See Note 17 to the consolidated financial statements in this Form 10-Q Report for additional information about the eliminations of intercompany transactions between GE and GECC.

39 2015 1Q FORM 10-Q

EXPOSURES

GECC SELECTED EUROPEAN EXPOSURES

At March 31, 2015, we had $54.8 billion in financing receivables to consumer and commercial customers in Europe including, $49.0 billion classified as either financing receivables held for sale or assets of businesses held for sale. The GECC financing receivables portfolio in Europe is well diversified across European geographies and customers. Approximately 92% of the portfolio is secured by collateral. Several European countries, including Spain, Portugal, Ireland, Italy, Greece and Hungary (focus countries), have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The carrying value of GECC funded exposures in these focus countries and in the rest of Europe comprised the following at March 31, 2015.

							Rest of	Total
March 31, 2015 (In millions)	Spain	Portugal	Ireland	Italy	Greece	Hungary	Europe	Europe

Financing receivables, net(a)(d)(j)	$426	$91	$271	$1,451	$2	$2,169	$7,638	$12,048
Financing receivables held for sale	593	89	46	3,281	-	7	38,737	42,753
Investments(b)(c)	2	-	-	65	-	-	1,327	1,394
Cost and equity method investments(d)	-	-	422	49	27	-	1,570	2,068
Derivatives, net of collateral(b)(e)	2	-	-	49	-	-	391	442
Equipment leased to others (ELTO)(f)(j)	468	198	496	668	252	228	10,044	12,354

Total funded exposures(g)(h)	$1,491	$378	$1,235	$5,563	$281	$2,404	$59,707	$71,059

Unfunded commitments(i)	$56	$8	$96	$184	$4	$660	$3,844	$4,852

(a)	Financing receivable amounts are classified based on the location or nature of the related obligor.
(b)	Investments and derivatives are classified based on the location of the parent of the obligor or issuer.
(c)
Included $0.2 billion related to financial institutions, $0.1 billion related to non-financial institutions and $1.0 billion related to sovereign issuers. Sovereign issuances totaled $0.1 billion related to Italy. We held no investments issued by sovereign entities in the other focus countries.

(d)	Substantially all is non-sovereign.
(e)	Net of cash collateral; entire amount is non-sovereign.
(f)
These assets are held under long-term investment and operating strategies, and our ELTO strategies contemplate an ability to redeploy assets under lease should default by the lessee occur. The values of these assets could be subject to decline or impairment in the current environment.

(g)
Excluded $28.1 billion of cash and equivalents, which is composed of $19.4 billion of cash on short-term placement with highly rated global financial institutions based in Europe, sovereign central banks and agencies or supranational entities, of which $0.7 billion is in focus countries, and $8.7 billion of cash and equivalents placed with highly rated European financial institutions on a short-term basis, secured by U.S. Treasury securities ($5.8 billion) and sovereign bonds of non-focus countries ($3.0 billion), where the value of our collateral exceeds the amount of our cash exposure.

(h)
Rest of Europe included $1.8 billion and $0.1 billion of exposure for Russia and Ukraine, respectively, substantially all ELTO and financing receivables related to commercial aircraft in our GECAS portfolio.

(i)	Includes ordinary course of business lending commitments, commercial and consumer unused revolving credit lines, inventory financing arrangements and investment commitments.
(j)	Includes financing receivables of $6.2 billion and ELTO of $2.2 billion classified as assets of businesses held for sale.

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
40 2015 1Q FORM 10-Q

VENEZUELA

The results of our Venezuelan businesses have been reported under highly inflationary accounting since the beginning of 2010, at which time the functional currency of our Venezuelan entities was changed from the bolivar to the U.S. dollar.

Our activities related to Venezuela generated revenues of less than one percent of consolidated revenues, consisting of both exports to and operations within the country. The majority of these revenues are denominated in U.S. dollars and euro but we also transact in bolivars for certain businesses.

For our operations in Venezuela, determining the appropriate exchange rate for remeasurement of bolivar-denominated net monetary assets into U.S. dollars continues to be subject to uncertainty. Through February 2015, the Venezuelan government operated three different exchange mechanisms: CENCOEX (the official exchange mechanism), SICAD1 and SICAD 2, subsequently it merged the SICAD mechanisms and introduced a new mechanism, the Marginal Currency System (SIMADI). This mechanism is intended to operate with fewer restrictions and its exchange rate on March 31, 2015 was approximately 193 bolivars per U.S. dollar compared to SICAD at 12 bolivars per U.S. dollar.

At the end of each period, we remeasure the net monetary assets of our Venezuela entities using the rate at which we expect them to be settled, including through the payment of dividends. During the period ended March 31, 2015, we did not access the SIMADI market and have continued to use the SICAD exchange rate to remeasure our net monetary assets.

Significant uncertainty persists regarding the exchange mechanisms in Venezuela, including the nature of transactions that are eligible to transact in the three recognized mechanisms that are currently available as well as the impact on non-bolivar credit exposures and recoverable amounts of bolivar denominated non-monetary assets. We continue to monitor developments closely and may determine in the future that rates other than the SICAD rate are appropriate for remeasurement of the net monetary assets of our Venezuelan entities.

Net monetary assets subject to remeasurement were approximately $89 million at March 31, 2015, including approximately $25 million in bolivar-denominated cash and cash equivalents and approximately $45 million related to a non-consolidated investment in our Appliances business, which is held for sale. In addition to our bolivar-denominated net monetary assets, we also have non-bolivar credit exposures of approximately $300 million at March 31, 2015 and recoverable amounts of non-monetary assets in Venezuela of approximately $110 million at March 31, 2015, which consists principally of inventory and property, plant and equipment.

OIL & GAS INDUSTRY

The sharp decline experienced in oil prices and the prospect of a continuation of prevailing oil prices could have mixed implications for the industries and countries in which we compete. In general, lower oil prices are expected to stimulate growth in oil importing countries while causing negative economic effects in many energy-exporting countries. Certain parts of our Oil & Gas business will experience declines in orders, project commencement delays and pricing pressures, while we expect that other parts will be less affected. In response to this uncertain industry outlook, we continue to execute cost actions with an increased focus on productivity. We expect that relatively low oil prices will benefit our other businesses through lower direct material and other variable costs as well as through the expected stimulus-effect on growth in the U.S. and in other economies that rely on energy imports, including Europe, Japan, and India.
41 2015 1Q FORM 10-Q

CRITICAL ACCOUNTING ESTIMATES

We utilized significant estimates in the preparation of the first quarter financial statements.

In addition to the discussion below on estimates used to determine the fair value of businesses and assets held for sale, please refer to the Critical Accounting Estimates section within MD&A and Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements of our 2014 Form 10-K Report for a discussion of our accounting policies and the critical accounting estimates we use to: assess the recoverability of assets such as financing receivables and goodwill; determine the fair value of financial assets; and determine our provision for income taxes and recoverability of deferred tax assets.

BUSINESSES AND ASSETS HELD FOR SALE

Businesses held for sale represent components that meet the accounting requirements to be classified as held for sale and are presented as single asset and liability amounts in our financial statements with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value, less cost to sell. Financing receivables that no longer qualify to be presented as held for investment must be classified as held for sale and recognized in our financial statements at the lower of cost or fair value, less cost to sell, with that amount representing a new cost basis at the date of transfer.

As previously discussed, as a result of the GE Capital Exit Plan, management has committed to a plan to reduce the size of its financial services businesses through the sale of most of the assets of GECC over the next 24 months. As a result of the GE Capital Exit Plan, certain GECC businesses met the criteria to be classified as businesses held for sale and certain financing receivables were required to be recognized as held for sale at March 31, 2015.

The determination of fair value for businesses and portfolios of financing receivables involves significant judgments and assumptions. Development of estimates of fair values in this circumstance is complex and is dependent upon, among other factors, the nature of the potential sales transaction (for example, asset sale versus sale of legal entity), composition of assets and/or businesses in the disposal group, the comparability of the disposal group to market transactions, negotiations with third party purchasers, etc. Such factors bear directly on the range of potential fair values and the selection of the best estimates. Key assumptions were developed based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction as of March 31, 2015.

We will review all businesses and assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values.

Further information is provided in Notes 2 and 14 to the consolidated financial statements of this Form 10-Q Report.

42 2015 1Q FORM 10-Q

OTHER ITEMS

NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is currently effective on January 1, 2017, subject to an additional one-year deferral as proposed by the FASB. Early application is not permitted. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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
43 2015 1Q FORM 10-Q

CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of March 31, 2015.

On April 10, 2015 we announced that, as part of the GE Capital Exit Plan, we plan to dispose of a substantial portion of GE Capital's operations over the 2015-2017 timeframe. This plan will affect the operation of GE Capital's framework of internal controls over financial reporting as dispositions and other restructuring activities are executed. During the transition period, we have put in place enhanced procedures and controls to monitor and maintain our system of internal controls over financial reporting. We will continue to assess the effect of the plan on GE Capital's control environment and will make adjustments as appropriate.

OTHER FINANCIAL DATA

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
				Approximate
				dollar value
			Total number	of shares that
			of shares	may yet be
			purchased	purchased
			as part of	under our
	Total number	Average	our share	share
	of shares	price paid	repurchase	repurchase
Period	purchased(a)	per share	program(b)	program(b)
(Shares in thousands)

2015
January	673	$24.19	619
February	726	$24.88	662
March	973	$25.35	891
Total	2,372	$24.88	2,172	$10.3	billion

(a)	This category included 200 thousand shares repurchased from our various benefit plans.
(b)	Shares were repurchased through the 2007 GE Share Repurchase Program (the 2007 Program). As of March 31, 2015, we were authorized to repurchase up to $35 billion of our common stock through 2015 and we had repurchased a total of approximately $24.7 billion under the 2007 Program. Effective April 10, 2015, the 2007 Program was terminated and replaced by a new 2015 GE Share Repurchase Program (the 2015 Program) under which we are authorized to repurchase up to $50 billion of our common stock through 2018. The 2015 Program is flexible and shares will be acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public.

44 2015 1Q FORM 10-Q

REGULATIONS AND SUPERVISION

GECC is a regulated savings and loan holding company and in 2011 became subject to Federal Reserve Board (FRB) supervision under the Dodd-Frank Wall Street Reform and Consumer Protection Act (DFA). In 2013, the U.S. Financial Stability Oversight Council (FSOC) designated GECC as a nonbank systemically important financial institution (nonbank SIFI) under the DFA. As a result of this change in supervision and designation, stricter prudential regulatory standards and supervision apply to GECC. On November 25, 2014 the FRB proposed for comment enhanced prudential standards that would apply to GECC as a nonbank SIFI. This proposal would, among other items, require GECC to comply with rules on capital and liquidity adequacy that apply to large bank holding companies, market terms requirements for intercompany transactions and enhanced risk management and governance requirements. The proposed standards would also apply stress testing and capital planning requirements to GECC under the FRB's comprehensive capital analysis and review (CCAR) regulations. The comment period for the proposed standards closed on February 2, 2015, and the exact application of the proposed standards will not be known until after the final rule is published. We submitted comments on the proposed standards on February 2, 2015 and plan to submit additional comments conveying our views on the potential implications of the GE Capital Exit Plan for the proposed standards.

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

In addition to the proposed enhanced prudential standards, as a nonbank SIFI GECC is also required to submit an annual resolution plan to the FRB and Federal Deposit Insurance Corporation (FDIC). GECC submitted its first resolution plan to the FRB and FDIC on June 30, 2014. GECC's resolution plan describes how they could be resolved under existing insolvency regimes in a manner that mitigates potential disruption to the U.S. financial system and the global financial markets without the use of government support or taxpayer funds. If the FRB and FDIC determine that their resolution plan is deficient, the Dodd-Frank Act authorizes the FRB and FDIC to impose more stringent capital, leverage or liquidity requirements on GECC or restrict their growth or activities until they submit a plan remedying the deficiencies. If the FRB and FDIC ultimately determine that GECC has not adequately addressed the deficiencies, they could order GECC to divest assets or operations in order to facilitate their orderly resolution in the event of their failure.

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

As discussed in Management's Discussion and Analysis, on April 10, 2015, the Company announced a plan (the GE Capital Exit Plan) to reduce the size of its financial services businesses. The Company has discussed the GE Capital Exit Plan, aspects of which are subject to regulatory review and approval, with its regulators and staff of the Financial Stability Oversight Council (FSOC) and will work closely with these bodies to take the actions necessary over time to terminate the FSOC's designation of GECC (and the new intermediate holding company, as applicable) as a nonbank systemically important financial institution (nonbank SIFI).
45 2015 1Q FORM 10-Q

LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under  "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Four WMC cases are pending in the United States District Court for the District of Minnesota against US Bank National Association (US Bank), one of which was initiated by WMC seeking declaratory judgment. Three of these cases were filed in 2012, and one was filed in 2011. The Minnesota cases involve claims on approximately $800 million of mortgage loans and do not specify the amount of damages sought. In September 2013, the District Court granted in part and denied in part WMC's motions to dismiss or for summary judgment in these cases. On September 8, 2014, US Bank filed a petition for instructions in the administration of trusts in Minnesota state court seeking authorization and instruction for US Bank to implement the terms of a settlement agreement reached with WMC to compromise, settle, and release all claims arising out of the securitizations at issue in these four lawsuits. In February 2015, two bondholders filed to objections to the proposed settlement, and in response the court has scheduled an evidentiary hearing for June 2015. In light of the state court action seeking approval of the proposed settlement, the District Court entered orders in April 2015 staying further proceedings in the four cases until August 2015.

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

46 2015 1Q FORM 10-Q

Two cases are pending against WMC in the United States District Court for the Southern District of New York. One case, in which the plaintiff is BNY, was filed in the third quarter 2012. In the second quarter 2013, BNY filed an amended complaint in which it asserts claims on approximately $900 million of mortgage loans, and seeks to recover damages in excess of $378 million. In September 2013, the District Court denied WMC's motion to dismiss. On September 18, 2014, the District Court issued an order directing the parties to participate in settlement discussions before a private mediator or the assigned magistrate judge. Following this mediation, the parties reached a settlement in principle on the claims arising from a portion of the loans held in the trust (the "Group1" loans), and, as a result, on February 9, 2015 the District Court stayed the case as to these claims. The second case was initiated by the Federal Housing Finance Agency (FHFA), which filed a summons with notice in the fourth quarter 2012. In the second quarter 2013, Deutsche Bank, in its role as securitization trustee of the trust at issue in the case, intervened as a plaintiff and filed a complaint relating to approximately $1,300 million of loans and alleging losses in excess of approximately $100 million. In December 2013, the District Court issued an order denying WMC's motion to dismiss. In February 2015, the District Court on its own motion requested that the parties re-brief several issues raised by WMC's motion to dismiss.

The amounts of the claims at issue in these cases (discussed above) reflect the purchase price or unpaid principal balances of the mortgage loans at issue at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. All of the mortgage loans involved in these lawsuits are included in WMC's reported claims at March 31, 2015. See Note 2 to the consolidated financial statements for additional information.

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
47 2015 1Q FORM 10-Q

[PAGE INTENTIONALLY LEFT BLANK]
48 2015 1Q FORM 10-Q

FINANCIAL STATEMENTS AND NOTES

Statement of Earnings (Loss)		50
Consolidated Statement of Comprehensive Income (Loss)		52
Consolidated Statement of Changes in Shareowners' Equity		53
Statement of Financial Position		54
Statement of Cash Flows		56
Notes to Consolidated Financial Statements
1	Basis of Presentation and Summary of Significant Accounting Policies	58
2	Businesses Held for Sale, Financing Receivables Held for Sale and Discontinued Operations	60
3	Investment Securities	65
4	Inventories	69
5	GECC Financing Receivables and Allowance for Losses	69
6	Property, Plant and Equipment	70
7	Acquisitions, Goodwill and Other Intangible Assets	71
8	Borrowings and Bank Deposits	74
9	Postretirement Benefit Plans	75
10	Income Taxes	76
11	Shareowners' Equity	77
12	GECC Revenues from Services	79
13	Earnings Per Share Information	80
14	Fair Value Measurements	80
15	Financial Instruments	85
16	Variable Interest Entities	90
17	Intercompany Transactions	93
18	Supplemental Information About the Credit Quality of Financing Receivables and Allowance for Losses	94

49 2015 1Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)
	Three months ended March 31
	General Electric Company
	and consolidated affiliates
(In millions; per-share amounts in dollars)	2015	2014

Revenues and other income
Sales of goods	$16,600	$16,941
Sales of services	7,084	6,909
Other income	142	196
GECC earnings from continuing operations	-	-
GECC revenues from services (Note 12)	5,530	9,502
Total revenues and other income	29,356	33,548

Costs and expenses
Cost of goods sold	13,261	13,713
Cost of services sold	4,905	4,809
Interest and other financial charges	1,930	2,141
Investment contracts, insurance losses and
insurance annuity benefits	616	620
Provision for losses on financing receivables (Note 5)	4,859	984
Other costs and expenses	8,733	7,962
Total costs and expenses	34,304	30,229

Earnings (loss) from continuing operations
before income taxes	(4,948)	3,319
Benefit (provision) for income taxes	(6,458)	(619)
Earnings (loss) from continuing operations	(11,406)	2,700
Earnings (loss) from discontinued operations,
net of taxes (Note 2)	(2,202)	252
Net earnings (loss)	(13,608)	2,952
Less net earnings (loss) attributable to noncontrolling interests	(35)	(47)
Net earnings (loss) attributable to the Company	(13,573)	2,999
Net earnings (loss) attributable to GE common shareowners	$(13,573)	$2,999

Amounts attributable to GE common shareowners
Earnings (loss) from continuing operations	$(11,406)	$2,700
Less net earnings (loss) attributable to
noncontrolling interests	(35)	(47)
Earnings (loss) from continuing operations attributable to the Company	(11,371)	2,747
Earnings (loss) from continuing operations attributable
to GE common shareowners	(11,371)	2,747
Earnings (loss) from discontinued operations, net of taxes	(2,202)	252
Net earnings (loss) attributable to GE common shareowners	$(13,573)	$2,999

Per-share amounts
Earnings (loss) from continuing operations
Diluted earnings (loss) per share	$(1.13)	$0.27
Basic earnings (loss) per share	$(1.13)	$0.27

Net earnings (loss)
Diluted earnings (loss) per share	$(1.35)	$0.30
Basic earnings (loss) per share	$(1.35)	$0.30

Dividends declared per common share	$0.23	$0.22

See Note 3 for other-than-temporary impairment amounts.

See accompanying notes.

50 2015 1Q FORM 10-Q

STATEMENT OF EARNINGS (LOSS) (CONTINUED)
(UNAUDITED)
	Three months ended March 31

	GE(a)		Financial Services (GECC)
(In millions; per-share amounts in dollars)	2015	2014	2015	2014

Revenues and other income
Sales of goods	$16,648	$16,988	$21	$27
Sales of services	7,192	7,023	-	-
Other income	52	161	-	-
GECC earnings (loss) from continuing operations	(12,544)	1,693	-	-
GECC revenues from services (Note 12)	-	-	5,961	9,858
Total revenues and other income	11,348	25,865	5,982	9,885

Costs and expenses
Cost of goods sold	13,312	13,762	18	25
Cost of services sold	5,013	4,923	-	-
Interest and other financial charges	389	365	1,651	1,887
Investment contracts, insurance losses and
insurance annuity benefits	-	-	644	643
Provision for losses on financing receivables(Note 5)	-	-	4,859	984
Other costs and expenses	3,825	3,808	5,111	4,341
Total costs and expenses	22,539	22,858	12,283	7,880

Earnings (loss) from continuing operations
before income taxes	(11,191)	3,007	(6,301)	2,005
Benefit (provision) for income taxes	(306)	(318)	(6,152)	(301)
Earnings (loss) from continuing operations	(11,497)	2,689	(12,453)	1,704
Earnings (loss) from discontinued operations,
net of taxes (Note 2)	(2,202)	252	(2,201)	252
Net earnings (loss)	(13,699)	2,941	(14,654)	1,956
Less net earnings (loss) attributable to noncontrolling interests	(126)	(58)	91	11
Net earnings (loss) attributable to the Company	(13,573)	2,999	(14,745)	1,945
Net earnings (loss) attributable to GE common shareowners	$(13,573)	$2,999	$(14,745)	$1,945

Amounts attributable to GE common shareowners:
Earnings (loss) from continuing operations	$(11,497)	$2,689	$(12,453)	$1,704
Less net earnings (loss) attributable to
noncontrolling interests	(126)	(58)	91	11
Earnings (loss) from continuing operations attributable to the Company	(11,371)	2,747	(12,544)	1,693
Earnings (loss) from continuing operations attributable
to GE common shareowners	(11,371)	2,747	(12,544)	1,693
Earnings (loss) from discontinued operations, net of taxes	(2,202)	252	(2,201)	252
Net earnings (loss) attributable to GE common shareowners	$(13,573)	$2,999	$(14,745)	$1,945

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis. See Note 1.

See Note 3 for other-than-temporary impairment amounts.

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
51 2015 1Q FORM 10-Q

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended March 31
(In millions)	2015	2014

Net earnings (loss)	$(13,608)	$2,952
Less net earnings (loss) attributable to noncontrolling interests	(35)	(47)
Net earnings (loss) attributable to the Company	$(13,573)	$2,999

Other comprehensive income (loss)
Investment securities	$233	$457
Currency translation adjustments	(5,336)	49
Cash flow hedges	(46)	68
Benefit plans	909	695
Other comprehensive income (loss)	(4,240)	1,269
Less other comprehensive income (loss) attributable to noncontrolling interests	(48)	(2)
Other comprehensive income (loss) attributable to the Company	$(4,192)	$1,271

Comprehensive income (loss)	$(17,848)	$4,221
Less comprehensive income (loss) attributable to noncontrolling interests	(83)	(49)
Comprehensive income (loss) attributable to the Company	$(17,765)	$4,270

Amounts presented net of taxes. See Note 11 for further information about other comprehensive income (loss) and noncontrolling interests.

See accompanying notes.
52 2015 1Q FORM 10-Q

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY
(UNAUDITED)

	Three months ended March 31
(In millions)	2015	2014

Shareowners' equity balance at January 1	$128,159	$130,566
Increases (decreases) from net earnings (loss) attributable to the Company	(13,573)	2,999
Dividends and other transactions with shareowners	(2,319)	(2,210)
Other comprehensive income (loss) attributable to the Company	(4,192)	1,271
Net sales (purchases) of shares for treasury	499	(840)
Changes in other capital	(14)	50
Ending balance at March 31	108,560	131,836
Noncontrolling interests	8,738	6,183
Total equity balance at March 31	$117,298	$138,019

See Note 11 for further information about changes in shareowners' equity.

See accompanying notes.

53 2015 1Q FORM 10-Q

STATEMENT OF FINANCIAL POSITION
	General Electric Company
	and consolidated affiliates
(In millions, except share amounts)	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and equivalents	$87,055	$90,021
Investment securities (Note 3)	41,992	47,558
Current receivables	20,547	23,237
Inventories (Note 4)	17,830	17,689
Financing receivables – net (Note 5 and 18)	68,040	205,180
Other GECC receivables	6,814	8,690
Property, plant and equipment – net (Note 6)	61,219	66,246
Investment in GECC	-	-
Goodwill (Note 7)	69,604	76,016
Other intangible assets – net (Note 7)	13,533	14,047
All other assets	50,228	53,388
Financing receivables held for sale (Note 2)	92,959	1,830
Assets of businesses held for sale (Note 2)	56,549	6,300
Assets of discontinued operations (Note 2)	31,261	36,795
Total assets(a)	$617,631	$646,997

Liabilities and equity
Short-term borrowings (Note 8)	$69,211	$71,525
Accounts payable, principally trade accounts	14,392	15,793
Progress collections and price adjustments accrued	11,498	12,537
Dividends payable	2,315	2,317
Other GE current liabilities	12,393	12,682
Non-recourse borrowings of consolidated securitization entities (Note 8)	29,035	29,938
Bank deposits (Note 8)	62,691	62,839
Long-term borrowings (Note 8)	190,420	200,172
Investment contracts, insurance liabilities and insurance annuity benefits	27,622	27,578
All other liabilities	68,414	70,485
Deferred income taxes	2,901	(1,353)
Liabilities of businesses held for sale (Note 2)	7,368	3,375
Liabilities of discontinued operations (Note 2)	2,073	2,276
Total liabilities(a)	500,333	510,164

GECC preferred stock (50,000 shares outstanding
at both March 31, 2015 and December 31, 2014)	-	-
Common stock (10,075,929,000 and 10,057,380,000 shares outstanding
at both March 31, 2015 and December 31, 2014, respectively)	702	702
Accumulated other comprehensive income (loss) – net attributable to GE(b)
Investment securities	1,245	1,013
Currency translation adjustments	(7,716)	(2,427)
Cash flow hedges	(226)	(180)
Benefit plans	(15,667)	(16,578)
Other capital	32,875	32,889
Retained earnings	139,441	155,333
Less common stock held in treasury	(42,094)	(42,593)
Total GE shareowners' equity	108,560	128,159
Noncontrolling interests(c) (Note 11)	8,738	8,674
Total equity	117,298	136,833
Total liabilities and equity	$617,631	$646,997

(a)	Our consolidated assets at March 31, 2015 included total assets of $48,076 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets included net financing receivables of $27,831 million, financing receivables held for sale of $14,171 million and investment securities of $3,290 million. Our consolidated liabilities at March 31, 2015 included liabilities of certain VIEs for which the VIE creditors do not have recourse to GE. These liabilities included non-recourse borrowings of consolidated securitization entities (CSEs) of $27,561 million. See Note 16.
(b)	The sum of accumulated other comprehensive income (loss) (AOCI) attributable to the Company was $(22,364) million and $(18,172) million at March 31, 2015 and December 31, 2014, respectively.

(c)	Included AOCI attributable to noncontrolling interests of $(243) million and $(194) million at March 31, 2015 and December 31, 2014, respectively.

See accompanying notes.

54 2015 1Q FORM 10-Q

STATEMENT OF FINANCIAL POSITION (CONTINUED)

	GE(a)		Financial Services (GECC)
(In millions, except share amounts)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(Unaudited)		(Unaudited)
Assets
Cash and equivalents	$13,423	$15,916	$73,632	$74,105
Investment securities (Note 3)	143	84	41,853	47,478
Current receivables	10,783	11,513	-	-
Inventories (Note 4)	17,781	17,639	49	50
Financing receivables – net (Note 5 and 18)	-	-	78,064	217,382
Other GECC receivables	-	-	14,149	16,278
Property, plant and equipment – net (Note 6)	16,516	17,207	45,130	49,429
Investment in GECC	65,762	82,549	-	-
Goodwill (Note 7)	49,965	51,527	19,639	24,489
Other intangible assets – net (Note 7)	12,420	12,984	1,116	1,067
All other assets	25,473	24,680	25,019	29,038
Financing receivables held for sale (Note 2)	-	-	92,959	1,830
Assets of businesses held for sale (Note 2)	2,940	2,805	53,598	3,474
Assets of discontinued operations (Note 2)	9	10	31,252	36,785
Total assets	$215,215	$236,914	$476,460	$501,405

Liabilities and equity
Short-term borrowings (Note 8)	$3,839	$3,872	$66,178	$68,515
Accounts payable, principally trade accounts	15,213	16,511	4,960	5,632
Progress collections and price adjustments accrued	11,498	12,550	-	-
Dividends payable	2,315	2,317	-	-
Other GE current liabilities	12,391	12,681	-	-
Non-recourse borrowings of consolidated securitization entities (Note 8)	-	-	29,035	29,938
Bank deposits (Note 8)	-	-	62,691	62,839
Long-term borrowings (Note 8)	12,419	12,468	178,037	187,749
Investment contracts, insurance liabilities and insurance annuity benefits	-	-	28,222	28,027
All other liabilities	54,670	54,662	14,292	16,315
Deferred income taxes	(8,160)	(8,772)	11,061	7,419
Liabilities of businesses held for sale (Note 2)	1,547	1,504	6,334	2,434
Liabilities of discontinued operations (Note 2)	122	137	1,951	2,139
Total liabilities	105,854	107,930	402,761	411,007

GECC preferred stock (50,000 shares outstanding	-	-	-	-
at both March 31, 2015 and December 31, 2014)
Common stock (10,075,929,000 and 10,057,380,000 shares outstanding
at both March 31, 2015 and December 31, 2014, respectively)	702	702	-	-
Accumulated other comprehensive income (loss) - net attributable to GE
Investment securities	1,245	1,013	1,207	1,010
Currency translation adjustments	(7,716)	(2,427)	(2,653)	(838)
Cash flow hedges	(226)	(180)	(162)	(172)
Benefit plans	(15,667)	(16,578)	(567)	(577)
Other capital	32,875	32,889	33,005	32,999
Retained earnings	139,441	155,333	39,882	55,077
Less common stock held in treasury	(42,094)	(42,593)	-	-
Total GE shareowners' equity	108,560	128,159	70,712	87,499
Noncontrolling interests (Note 11)	801	825	2,987	2,899
Total equity	109,361	128,984	73,699	90,398
Total liabilities and equity	$215,215	$236,914	$476,460	$501,405

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis. See Note 1.

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

55 2015 1Q FORM 10-Q

STATEMENT OF CASH FLOWS
(UNAUDITED)
	Three months ended March 31
	General Electric Company
	and consolidated affiliates
(In millions)	2015	2014

Cash flows – operating activities
Net earnings (loss)	$(13,608)	$2,952
Less net earnings (loss) attributable to noncontrolling interests	(35)	(47)
Net earnings (loss) attributable to the Company	(13,573)	2,999
(Earnings) loss from discontinued operations	2,202	(252)
Adjustments to reconcile net earnings (loss) attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property,
plant and equipment	2,466	2,189
(Earnings) loss from continuing operations retained by GECC	-	-
Deferred income taxes	1,951	(2,029)
Decrease (increase) in GE current receivables	2,601	482
Decrease (increase) in inventories	(265)	(1,445)
Increase (decrease) in accounts payable	312	971
Increase (decrease) in GE progress collections	(1,000)	(334)
Provision for losses on GECC financing receivables	4,859	984
All other operating activities	5,453	1,044
Cash from (used for) operating activities – continuing operations	5,006	4,609
Cash from (used for) operating activities – discontinued operations	1,084	352
Cash from (used for) operating activities	6,090	4,961

Cash flows – investing activities
Additions to property, plant and equipment	(3,011)	(3,361)
Dispositions of property, plant and equipment	1,108	1,264
Net decrease (increase) in GECC financing receivables	4,345	3,488
Proceeds from sale of discontinued operations	-	232
Proceeds from principal business dispositions	22	20
Net cash from (payments for) principal businesses purchased	(1,723)	(1,454)
All other investing activities	3,979	1,850
Cash from (used for) investing activities – continuing operations	4,720	2,039
Cash from (used for) investing activities – discontinued operations	(881)	(247)
Cash from (used for) investing activities	3,839	1,792

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	238	(3,330)
Net increase (decrease) in bank deposits	1,042	1,175
Newly issued debt (maturities longer than 90 days)	12,038	8,775
Repayments and other debt reductions (maturities longer than 90 days)	(19,114)	(11,524)
Net dispositions (purchases) of GE shares for treasury	239	(1,337)
Dividends paid to shareowners	(2,319)	(2,223)
All other financing activities	(106)	66
Cash from (used for) financing activities – continuing operations	(7,982)	(8,398)
Cash from (used for) financing activities – discontinued operations	(264)	(103)
Cash from (used for) financing activities	(8,246)	(8,501)
Effect of currency exchange rate changes on cash and equivalents	(3,826)	73
Increase (decrease) in cash and equivalents	(2,143)	(1,675)
Cash and equivalents at beginning of year	91,017	88,787
Cash and equivalents at March 31	88,874	87,112
Less cash and equivalents of discontinued operations at March 31	259	378
Cash and equivalents of continuing operations at March 31	$88,615	$86,734

See accompanying notes.
56 2015 1Q FORM 10-Q

STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three months ended March 31
	GE(a)		Financial Services (GECC)
(In millions)	2015	2014	2015	2014

Cash flows – operating activities
Net earnings (loss)	$(13,699)	$2,941	$(14,654)	$1,956
Less net earnings (loss) attributable to noncontrolling interests	(126)	(58)	91	11
Net earnings (loss) attributable to the Company	(13,573)	2,999	(14,745)	1,945
(Earnings) loss from discontinued operations	2,202	(252)	2,201	(252)
Adjustments to reconcile net earnings (loss) attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property,
plant and equipment	554	659	1,917	1,530
(Earnings) loss from continuing operations retained by GECC(b)	12,994	(1,193)	-	-
Deferred income taxes	(129)	(341)	2,080	(1,688)
Decrease (increase) in GE current receivables	662	(143)	-	-
Decrease (increase) in inventories	(262)	(1,453)	1	13
Increase (decrease) in accounts payable	(452)	165	562	851
Increase (decrease) in GE progress collections	(1,013)	(347)	-	-
Provision for losses on GECC financing receivables	-	-	4,859	984
All other operating activities	357	1,656	5,599	(580)
Cash from (used for) operating activities – continuing operations	1,340	1,750	2,474	2,803
Cash from (used for) operating activities – discontinued operations	(4)	-	1,088	352
Cash from (used for) operating activities	1,336	1,750	3,562	3,155

Cash flows – investing activities
Additions to property, plant and equipment	(1,013)	(1,090)	(2,202)	(2,361)
Dispositions of property, plant and equipment	139	72	948	1,192
Net decrease (increase) in GECC financing receivables	-	-	6,096	4,302
Proceeds from sale of discontinued operations	-	-	-	232
Proceeds from principal business dispositions	22	20	-	-
Net cash from (payments for) principal businesses purchased	(46)	(1,454)	(1,677)	-
All other investing activities	(270)	9	4,548	2,847
Cash from (used for) investing activities – continuing operations	(1,168)	(2,443)	7,713	6,212
Cash from (used for) investing activities – discontinued operations	4	-	(885)	(247)
Cash from (used for) investing activities	(1,164)	(2,443)	6,828	5,965

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	(232)	(756)	287	(3,750)
Net increase (decrease) in bank deposits	-	-	1,042	1,175
Newly issued debt (maturities longer than 90 days)	93	3,034	11,945	5,743
Repayments and other debt reductions (maturities longer than 90 days)	(94)	(35)	(19,020)	(11,489)
Net dispositions (purchases) of GE shares for treasury	239	(1,337)	-	-
Dividends paid to shareowners	(2,319)	(2,223)	(450)	(500)
All other financing activities	177	37	(283)	29
Cash from (used for) financing activities – continuing operations	(2,136)	(1,280)	(6,479)	(8,792)
Cash from (used for) financing activities – discontinued operations	-	-	(264)	(103)
Cash from (used for) financing activities	(2,136)	(1,280)	(6,743)	(8,895)
Effect of currency exchange rate changes on cash and equivalents	(529)	(19)	(3,297)	92
Increase (decrease) in cash and equivalents	(2,493)	(1,992)	350	317
Cash and equivalents at beginning of year	15,916	13,682	75,101	75,105
Cash and equivalents at March 31	13,423	11,690	75,451	75,422
Less cash and equivalents of discontinued operations at March 31	-	-	259	378
Cash and equivalents of continuing operations at March 31	$13,423	$11,690	$75,192	$75,044

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis.

(b)	Represents GECC earnings/loss from continuing operations attributable to the Company, net of GECC dividends paid to GE.

See accompanying notes. Separate information is shown for "GE" and "Financial Services (GECC)." Transactions between GE and GECC have been eliminated from the "Consolidated" columns and are discussed in Note 17.
57 2015 1Q FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements represent the consolidation of General Electric Company (the Company) and all companies that we directly or indirectly control, either through majority ownership or otherwise. See Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (2014 consolidated financial statements), which discusses our consolidation and financial statement presentation. As used in this report on Form 10-Q (Report), "GE" represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), whose continuing operations are presented on a one-line basis; GECC consists of General Electric Capital Corporation and all of its affiliates; and "Consolidated" represents the adding together of GE and GECC with the effects of transactions between the two eliminated. Unless otherwise indicated, we refer to the caption revenues and other income simply as "revenues" throughout this Form 10-Q.

We have reclassified certain prior-period amounts to conform to the current-period presentation. Unless otherwise indicated, information in these notes to the consolidated financial statements relates to continuing operations.

THE GE CAPITAL EXIT PLAN

On April 10, 2015, the Company announced a plan (the GE Capital Exit Plan) to reduce the size of its financial services businesses through the sale of most of the assets of GECC over the next 24 months, and to focus on continued investment and growth in the Company's industrial businesses. Under the GE Capital Exit Plan, which was approved on April 2, 2015 and aspects of which were approved on March 31, 2015, the Company will retain certain GECC businesses, principally its vertical financing businesses – GE Capital Aviation Services, Energy Financial Services and Healthcare Equipment Finance – that directly relate to the Company's core industrial domain and other operations including Working Capital Solutions and our run-off insurance activities. The assets planned for disposition include Real Estate, most of Commercial Lending and Leasing (CLL) and all Consumer platforms (including all U.S. banking assets).

As part of the GE Capital Exit Plan, the Company and GECC entered into an amendment to their existing financial support agreement. Under this amendment (the Amendment), the Company has provided a full and unconditional guarantee (the Guarantee) of the payment of principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GECC identified in the Amendment. In the aggregate, the Guarantee applied to $210,107 million of GECC debt as of April 10, 2015. See Note 8. The Guarantee replaced the requirement that the Company make certain income maintenance payments to GECC in certain circumstances. GECC's U.S. public indentures were concurrently amended to provide the full and unconditional guarantee by the Company set forth in the Guarantee.

We recorded $16,118 million of after-tax charges ($13,764 million of which is attributable to continuing operations and $2,354 million of which is attributable to discontinued operations) in the first quarter of 2015 related to the GE Capital Exit Plan. The first quarter charges recorded in continuing operations include tax expense related to expected repatriation of foreign earnings and write-off of deferred tax assets ($5,980 million), asset impairments due to shortened hold periods ($4,962 million), and charges on businesses held for sale ($2,822 million), including goodwill allocation.

See Notes 2 and 7 to the consolidated financial statements for additional information.

58 2015 1Q FORM 10-Q

INTERIM PERIOD PRESENTATION

The consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our 2014 consolidated financial statements. Effective for the first quarter of 2015, the Company is following a calendar quarter. Previously, we established interim quarterly closing dates using a fiscal calendar, which required our businesses to close their books on either a Saturday or Sunday, depending on the business. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We utilized significant estimates in the preparation of the first quarter financial statements.

In addition to the discussion below on estimates used to determine the fair value of businesses and assets held for sale, please refer to the Critical Accounting Estimates section within MD&A and Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements of our 2014 Form 10-K Report for a summary of our significant accounting policies and the critical accounting estimates we use to: assess the recoverability of assets such as financing receivables and goodwill; determine the fair value of financial assets; and  determine our provision for income taxes and recoverability of deferred tax assets.

BUSINESSES AND ASSETS HELD FOR SALE

Businesses held for sale represent components that meet accounting requirements to be classified as held for sale and are presented as single asset and liability amounts in our financial statements with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value, less cost to sell. Financing receivables that no longer qualify to be presented as held for investment must be classified as held for sale and recognized in our financial statements at the lower of cost or fair value, less cost to sell, with that amount representing a new cost basis at the date of transfer.

As a result of the GE Capital Exit Plan, certain GECC businesses met the criteria to be classified as businesses held for sale and certain financing receivables were required to be recognized as held for sale at March 31, 2015.

The determination of fair value for businesses and portfolios of financing receivables involves significant judgments and assumptions. Development of estimates of fair values in this circumstance is complex and is dependent upon, among other factors, the nature of the potential sales transaction (for example, asset sale versus sale of legal entity), composition of assets and/or businesses in the disposal group, the comparability of the disposal group to market transactions, negotiations with third party purchasers etc. Such factors bear directly on the range of potential fair values and the selection of the best estimates. Key assumptions were developed based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction as of March 31, 2015.

We will review all businesses and assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values.
59 2015 1Q FORM 10-Q

NOTE 2. BUSINESSES HELD FOR SALE, FINANCING RECEIVABLES HELD FOR SALE AND DISCONTINUED OPERATIONS

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

In the first quarter of 2015, in connection with the GE Capital Exit Plan, we committed to sell certain businesses within our CLL business, with assets of $44,398 million and liabilities of $3,871 million. Upon classification as held for sale, we recorded an estimated loss on disposal of $1,845 million ($2,822 million after tax) in revenues. In addition, we signed an agreement to sell our consumer finance business in Australia and New Zealand (ANZ Consumer Lending), with assets of $6,093 million and liabilities of $286 million, to a consortium including KKR, Varde Partners and Deutsche Bank for approximately 6,800 million Australian dollars and 1,400 million New Zealand dollars, respectively, and is targeted to close in 2015. The transactions remain subject to customary closing conditions and regulatory approvals.

In the fourth quarter of 2014, we signed an agreement to sell our Signaling business at Transportation, with assets of $236 million and liabilities of $130 million to Alstom for approximately $800 million, and our consumer finance business Budapest Bank, with assets of $3,107 million and liabilities of $2,177 million to Hungary's government. The transactions remain subject to customary closing conditions and regulatory approvals, and are targeted to close in 2015.

In the third quarter of 2014, we signed an agreement to sell our Appliances business with assets of $2,704 million and liabilities of $1,417 million to Electrolux for approximately $3,300 million. The transaction remains subject to customary closing conditions and regulatory approvals, and is targeted to close in mid-2015.

FINANCIAL INFORMATION FOR ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

(In millions)	March 31, 2015	December 31, 2014

Assets
Cash and equivalents	$1,560	$676
Investment securities	7,720	448
Current receivables(a)	178	180
Inventories	703	588
Financing receivables – net	31,318	2,144
Property, plant, and equipment – net	8,149	1,015
Goodwill	5,406	539
Other intangible assets – net	310	170
Other	3,050	540
Valuation allowance on disposal group classified as held for sale	(1,845)	-
Assets of businesses held for sale	$56,549	$6,300

Liabilities
Short-term borrowings	$840	441
Accounts payable(a)	1,378	510
Other current liabilities	1,233	348
Bank deposits	1,711	1,931
Long-term borrowings	230	-
Deferred income taxes	255	(33)
Other	1,721	178
Liabilities of businesses held for sale	$7,368	$3,375

(a)	Certain transactions at our Appliances and Signaling businesses are made on an arms-length basis with GECC, consisting primarily of GE customer receivables sold to GECC and GECC services for material procurement. These intercompany balances included within our held for sale businesses are reported in the GE and GECC columns of our financial statements, but are eliminated in deriving our consolidated financial statements.

Other assets at March 31, 2015 primarily comprised equity investments and real estate investments.

60 2015 1Q FORM 10-Q

FINANCING RECEIVABLES HELD FOR SALE

In the first quarter of 2015, in connection with the GE Capital Exit Plan, we committed to sell most of our CLL and all of our non-U.S. Consumer financing receivables. As a result, we transferred these financing receivables to held for sale and recognized a pre-tax provision for losses on financing receivables of $3,955 million ($3,341 million after tax) and wrote-off the associated balance of the allowance for loan losses of $5,072 million to reduce the carrying value of the financing receivables to the lower of cost or fair value, less cost to sell.

FINANCING RECEIVABLES HELD FOR SALE

(in millions)	March 31, 2015		December 31, 2014

Commercial
CLL	$65,974		$1,409
Energy Financial Services	-		35
GE Capital Aviation Services (GECAS)	259		27
Total Commercial	66,233	(a)	1,471
Consumer	26,726	(b)	359
Total financing receivables held for sale	$92,959		$1,830

(a)	Over 30 days past due and nonaccrual financing receivables related to commercial financing receivables held for sale were $993 million and $1,401 million respectively.
(b)	Over 30 days past due and nonaccrual financing receivables related to consumer financing receivables held for sale were $1,757 million and $1,109 million, respectively.

DISCONTINUED OPERATIONS

Discontinued operations primarily comprised our Real Estate business and our U.S. mortgage business (WMC). These operations were previously reported in the GE Capital segment. Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS

	Three months ended March 31
(In millions)	2015	2014

Operations
Total revenues and other income (loss)	$499	$660

Earnings (loss) from discontinued operations before income taxes	$30	$123
Benefit (provision) for income taxes	122	110
Earnings (loss) from discontinued operations, net of taxes	$152	$233

Disposal
Gain (loss) on disposal before income taxes	$(1,808)	$18
Benefit (provision) for income taxes	(546)	1
Gain (loss) on disposal, net of taxes	$(2,354)	$19

Earnings (loss) from discontinued operations, net of taxes(a)	$(2,202)	$252

(a)	The sum of GE industrial earnings (loss) from discontinued operations, net of taxes, and GECC earnings (loss) from discontinued operations, net of taxes, is reported as GE industrial earnings (loss) from discontinued operations, net of taxes, on the Consolidated Statement of Earnings (Loss).

61 2015 1Q FORM 10-Q

(In millions)	March 31, 2015	December 31, 2014

Assets
Cash and equivalents	$259	$320
Investment securities	799	848
Financing receivables – net	19,348	19,636
Other receivables	420	422
Property, plant and equipment – net	137	141
Goodwill	440	537
Other intangible assets – net	93	109
Deferred income taxes	1,425	1,755
Other	10,148	13,027
Valuation allowance on disposal group classified as discontinued operations	(1,808)	-
Assets of discontinued operations	$31,261	$36,795

Liabilities
Short-term borrowings	$20	$273
Accounts payable	465	549
Other current liabilities	111	28
Long-term borrowings	188	234
Deferred income taxes	183	237
Other	1,106	955
Liabilities of discontinued operations	$2,073	$2,276

Other assets at March 31, 2015 and December 31, 2014 primarily comprised real estate investments at our Real Estate business.

REAL ESTATE

In connection with the GE Capital Exit Plan, we announced the planned disposition of our Real Estate business and classified the business as discontinued operations and recorded an estimated loss on disposal of $1,808 million ($2,354 million after tax). We expect to complete the disposal by the end of 2015.

FINANCIAL INFORMATION FOR REAL ESTATE

	Three months ended March 31
(In millions)	2015	2014

Operations
Total revenues and other income (loss)	$499	$630

Interest	$(237)	$(273)
Operating and administrative	(164)	(149)
Depreciation and amortization	(60)	(86)
Provision for losses on financing receivables	4	15
Earnings (loss) from discontinued operations, before income taxes	42	137
Benefit (provision) for income taxes	30	103
Earnings (loss) from discontinued operations, net of taxes	$72	$240

Disposal
Gain (loss) on disposal before income taxes	$(1,808)	$-
Benefit (provision) for income taxes	(546)	-
Gain (loss) on disposal, net of taxes	$(2,354)	$-

Earnings (loss) from discontinued operations, net of taxes(a)	$(2,282)	$240

(a)	Earnings (loss) from discontinued operations attributable to the Company, before income taxes, was $(1,765) million and $138 million for the three months ended March 31, 2015 and 2014, respectively.

62 2015 1Q FORM 10-Q

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

The remaining active claims have been brought by securitization trustees or administrators seeking recovery from WMC for alleged breaches of representations and warranties on mortgage loans that serve as collateral for residential mortgage-backed securities (RMBS). At March 31, 2015, such claims consisted of $3,689 million of individual claims generally submitted before the filing of a lawsuit (compared to $3,694 million at December 31, 2014) and $8,982 million of additional claims asserted against WMC in litigation without making a prior claim (Litigation Claims) (compared to $9,225 million at December 31, 2014). The total amount of these claims, $12,671 million, reflects the purchase price or unpaid principal balances of the loans at the time of purchase and does not give effect to pay downs or potential recoveries based upon the underlying collateral, which in many cases are substantial, nor to accrued interest or fees. As of March 31, 2015, these amounts do not include approximately $429 million of repurchase claims relating to alleged breaches of representations that are not in litigation and that are beyond the applicable statute of limitations. WMC believes that repurchase claims brought based upon representations and warranties made more than six years before WMC was notified of the claim would be disallowed in legal proceedings under applicable statutes of limitations.

Reserves related to repurchase claims made against WMC were $814 million at March 31, 2015, reflecting a net increase to reserves in the three months ended March 31, 2015 of $5 million due to incremental provisions offset by settlement activity. The reserve estimate takes into account recent settlement activity and is based upon WMC's evaluation of the remaining exposures as a percentage of estimated lifetime mortgage loan losses within the pool of loans supporting each securitization. Settlements in prior periods reduced WMC's exposure on claims asserted in certain securitizations and the claim amounts reported above give effect to these settlements.

ROLLFORWARD OF THE RESERVE

	Three months ended March 31
(In millions)	2015	2014

Balance, beginning of period	$809	$800
Provision	7	-
Claim resolutions / rescissions	(2)	(250)
Balance, end of period	$814	$550

Given the significant litigation activity and WMC's continuing efforts to resolve the lawsuits involving claims made against WMC, it is difficult to assess whether future losses will be consistent with WMC's past experience. Adverse changes to WMC's assumptions supporting the reserve may result in an increase to these reserves. Taking into account both recent settlement activity and the potential variability of settlements, WMC estimates a range of reasonably possible loss from $0 to approximately $500 million over its recorded reserve at March 31, 2015. This estimate excludes any possible loss associated with an adverse court decision on the applicable statute of limitations, as WMC is unable at this time to develop such a meaningful estimate.

At March 31, 2015, there were 15 lawsuits involving claims made against WMC arising from alleged breaches of representations and warranties on mortgage loans included in 14 securitizations. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. Although the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase of defective mortgage loan) and/or money damages. Adverse court decisions, including in cases not involving WMC (such as the New York Court of Appeals' decision on statute of limitations, expected in 2015), could result in new claims and lawsuits on additional loans. However, WMC continues to believe that it has defenses to the claims asserted in litigation, including, for example, based on causation and materiality requirements and applicable statutes of limitations. It is not possible to predict the outcome or impact of these defenses and other factors, any of which could materially affect the amount of any loss ultimately incurred by WMC on these claims.

63 2015 1Q FORM 10-Q

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

FINANCIAL INFORMATION FOR WMC

	Three months ended March 31
(In millions)	2015	2014

Total revenues and other income (loss)	$-	$4

Earnings (loss) from discontinued operations, net of taxes	$(6)	$(2)
64 2015 1Q FORM 10-Q

NOTE 3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale. These comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations and supporting obligations to holders of guaranteed investment contracts (GICs) in Trinity. We do not have any securities classified as held-to-maturity.

	March 31, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

GE
Debt
U.S. corporate	$14	$-	$-	$14	$12	$-	$-	$12
Corporate – non-U.S.	1	-	-	1	1	-	-	1
Equity
Available-for-sale	77	55	(4)	128	69	4	(2)	71
Trading	-	-	-	-	-	-	-	-
	92	55	(4)	143	82	4	(2)	84

GECC
Debt
U.S. corporate	20,015	4,322	(52)	24,285	19,889	3,967	(69)	23,787
State and municipal	4,967	667	(50)	5,584	5,181	624	(56)	5,749
Residential mortgage-backed(a)	1,129	100	(4)	1,225	1,578	153	(6)	1,725
Commercial mortgage-backed	2,421	181	(5)	2,597	2,903	170	(10)	3,063
Asset-backed	301	11	(17)	295	8,084	9	(175)	7,918
Corporate – non-U.S.	914	137	(1)	1,050	1,021	115	(1)	1,135
Government – non-U.S.	1,287	182	(1)	1,468	1,646	152	(2)	1,796
U.S. government and federal
agency	5,029	86	-	5,115	1,957	56	-	2,013
Retained interests	16	1	-	17	16	1	-	17
Equity
Available-for-sale	144	55	(1)	198	197	58	(1)	254
Trading	19	-	-	19	21	-	-	21
	36,242	5,742	(131)	41,853	42,493	5,305	(320)	47,478

Eliminations	(4)	-	-	(4)	(4)	-	-	(4)
Total	$36,330	$5,797	$(135)	$41,992	$42,571	$5,309	$(322)	$47,558

(a)	Substantially collateralized by U.S. mortgages. At March 31, 2015, $1,191 million related to securities issued by government-sponsored entities and $34 million related to securities of private-label issuers. Securities issued by private-label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.

The fair value of investment securities decreased to $41,992 million at March 31, 2015, from $47,558 million at December 31, 2014, primarily due to asset-backed debt securities, collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries, which were transferred to assets of businesses held for sale in connection with the GE Capital Exit Plan. This decrease was partially offset by purchases of U.S. government and federal agency securities primarily at Synchrony Financial and Trinity.

65 2015 1Q FORM 10-Q

ESTIMATED FAIR VALUE AND GROSS UNREALIZED LOSSES OF AVAILABLE-FOR-SALE INVESTMENT SECURITIES

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
(In millions)	fair value(a)	losses(a)(b)	fair value	losses(b)

March 31, 2015
Debt
U.S. corporate	$820	$(22)	$295	$(30)
State and municipal	206	(2)	203	(48)
Residential mortgage-backed	127	(1)	97	(3)
Commercial mortgage-backed	101	-	26	(5)
Asset-backed	58	-	77	(17)
Corporate – non-U.S.	27	(1)	2	-
Government – non-U.S.	403	(1)	-	-
U.S. government and federal agency	1,497	-	1	-
Equity	16	(5)	-	-
Total	$3,255	$(32)	$701	$(103)	(c)

December 31, 2014
Debt
U.S. corporate	$554	$(16)	$836	$(53)
State and municipal	81	(1)	348	(55)
Residential mortgage-backed	30	-	159	(6)
Commercial mortgage-backed	165	(1)	204	(9)
Asset-backed	7,493	(158)	77	(17)
Corporate – non-U.S.	42	(1)	3	-
Government – non-U.S.	677	(2)	14	-
U.S. government and federal agency	705	-	1	-
Retained interests	-	-	-	-
Equity	18	(3)	-	-
Total	$9,765	$(182)	$1,642	$(140)

(a)	Includes the estimated fair value of and gross unrealized losses on Equity securities held by GE. At March 31, 2015, the estimated fair value of and gross unrealized losses on Equity securities were $5 million and $(4) million, respectively. At December 31, 2014, the estimated fair value of and gross unrealized losses on Equity securities were $4 million and $(2) million, respectively.
(b)	Included gross unrealized losses related to securities that had other-than-temporary impairments previously recognized of an insignificant amount at March 31, 2015.
(c)	The majority relate to debt securities held to support obligations to holders of GICs and more than 70% are debt securities that were considered to be investment-grade by the major rating agencies at March 31, 2015.

We regularly review investment securities for other-than-temporary impairment (OTTI) using both qualitative and quantitative criteria. For debt securities, our qualitative review considers our ability and intent to hold the security and the financial condition of and near-term prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Our quantitative review considers whether there has been an adverse change in expected future cash flows. Unrealized losses are not indicative of the amount of credit loss that would be recognized and at March 31, 2015 are primarily due to increases in market yields subsequent to our purchase of the securities. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell the vast majority of these securities before anticipated recovery of our amortized cost. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during 2015 have not changed. For equity securities, we consider the duration and the severity of the unrealized loss. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future.

Our corporate debt portfolio comprises securities issued by public and private corporations in various industries, primarily in the U.S. Substantially all of our corporate debt securities are rated investment grade by the major rating agencies.

66 2015 1Q FORM 10-Q

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans, of which substantially all are in a senior position in the capital structure of the deals, not other structured products such as collateralized debt obligations. Of the total RMBS held at March 31, 2015, $1,191 million and $34 million related to agency and non-agency securities, respectively.  Additionally, $65 million was related to residential subprime credit securities, primarily supporting obligations to annuitants and policyholders in our run-off insurance operations. Substantially all of the subprime exposure is related to securities backed by mortgage loans originated in 2005 and prior and are investment grade.

Our commercial mortgage-backed securities (CMBS) portfolio is collateralized by both diversified pools of mortgages that were originated for securitization (conduit CMBS) and pools of large loans backed by high-quality properties (large loan CMBS), a majority of which were originated in 2008 and prior. The vast majority of the securities in our CMBS portfolio have investment-grade credit ratings.

PRE-TAX, OTHER-THAN-TEMPORARY IMPAIRMENTS ON INVESTMENT SECURITIES

	Three months ended March 31
(In millions)	2015	2014

Total pre-tax, OTTI recognized	$3	$10
Pre-tax, OTTI recognized in AOCI	-	(4)
Pre-tax, OTTI recognized in earnings(a)	$3	$6

(a)	Included pre-tax, other-than-temporary impairments recorded in earnings related to equity securities of an insignificant amount and $1 million in the three months ended March 31, 2015 and 2014, respectively.

CHANGES IN CUMULATIVE CREDIT LOSS IMPAIRMENTS RECOGNIZED ON DEBT SECURITIES STILL HELD

	Three months ended March 31
(In millions)	2015	2014

Cumulative credit loss impairments recognized, beginning of period	$725	$1,021
Credit loss impairments recognized on securities not previously impaired	-	-
Incremental credit loss impairments recognized
on securities previously impaired	-	1
Less credit loss impairments previously recognized on securities sold
during the period or that we intend to sell	4	51
Cumulative credit loss impairments recognized, end of period	$721	$971

67 2015 1Q FORM 10-Q

CONTRACTUAL MATURITIES OF INVESTMENT IN AVAILABLE-FOR-SALE DEBT SECURITIES
(EXCLUDING MORTGAGE-BACKED AND ASSET-BACKED SECURITIES)

	Amortized	Estimated
(In millions)	cost	fair value

Due
Within one year	$4,722	$4,735
After one year through five years	3,706	3,967
After five years through ten years	5,146	5,634
After ten years	18,653	23,181

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

GROSS REALIZED GAINS AND LOSSES ON AVAILABLE-FOR-SALE INVESTMENT SECURITIES

	Three months ended March 31
(In millions)	2015	2014

GE
Gains	$-	$-
Losses, including impairments	-	-
Net	-	-

GECC
Gains	97	13
Losses, including impairments	(14)	(7)
Net	83	6
Total	$83	$6

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

Proceeds from investment securities sales and early redemptions by issuers totaled $3,561 million and $1,327 million in the three months ended March 31, 2015 and 2014, respectively, principally from sales of short-term government securities in our bank subsidiaries and redemptions of non-U.S. corporate and asset-backed securities in our CLL business. In addition, proceeds from investment securities sales in the three months ended March 31, 2015 included $1,627 million principally from sales of CMBS, RMBS and state and municipal securities at Trinity.

We recognized pre-tax gains (losses) on trading securities of $(2) million and $(5) million in the three months ended March 31, 2015 and 2014, respectively.
68 2015 1Q FORM 10-Q

NOTE 4. INVENTORIES

(in millions)	March 31, 2015	December 31, 2014

GE
Raw materials and work in process	$9,896	$9,820
Finished goods	7,314	7,126
Unbilled shipments	614	755
	17,824	17,701
Less revaluation to LIFO	(43)	(62)
Total GE	17,781	17,639

GECC
Finished goods	49	50
Total consolidated	$17,830	$17,689

NOTE 5. GECC FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES

The implementation of the GE Capital Exit Plan has caused significant reductions in our CLL and Consumer portfolios as most or all of those portfolios have been reclassified to either financing receivables held for sale or assets of businesses held for sale. In the three months ended March 31, 2015, the transfer of financing receivables to financing receivables held for sale and assets of businesses held for sale totaled $93,141 million and $29,952 million, respectively. In addition our Real Estate business has been classified as a discontinued operation.

FINANCING RECEIVABLES, NET

(in millions)	March 31, 2015	December 31, 2014

Loans, net of deferred income	$76,066	$197,949
Investment in financing leases, net of deferred income	5,347	24,347
	81,413	222,296
Allowance for losses	(3,349)	(4,914)
Financing receivables – net(a)	$78,064	$217,382

(a)	Financing receivables at December 31, 2014 included $209 million relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination. There were no such amounts at March 31, 2015.

FINANCING RECEIVABLES BY PORTFOLIO AND ALLOWANCE FOR LOSSES

FINANCING RECEIVABLES

(in millions)	March 31, 2015		December 31, 2014

Commercial
CLL	$12,555	(a)	$110,503
Energy Financial Services	2,666		2,580
GE Capital Aviation Services (GECAS)	7,817		8,263
Other	127		130
Total Commercial	23,165		121,476
Consumer	58,248	(b)	100,820
Total financing receivables	81,413		222,296
Allowance for losses	(3,349)		(4,914)
Total financing receivables – net	$78,064		$217,382

(a)	Includes Healthcare Equipment Finance and Working Capital Solutions, a business that purchases GE customer receivables.
(b)	Includes Synchrony Financial, our U.S. consumer business.
69 2015 1Q FORM 10-Q

ALLOWANCE FOR LOSSES

		Provision
	Balance at	charged to			Gross				Balance at
(In millions)	January 1	operations(a)	Other	(b)	write-offs	(a)(c)	Recoveries	(c)	March 31

2015
Commercial
CLL	$831	$1,749	$(250)		$(2,345)		$50		$35
Energy Financial Services	26	7	(1)		(15)		-		17
GECAS	46	(4)	-		-		-		42
Total Commercial	903	1,752	(251)		(2,360)		50		94
Consumer	4,011	3,107	(274)		(3,885)		296		3,255
Total	$4,914	$4,859	$(525)		$(6,245)		$346		$3,349

2014
Commercial
CLL	$978	$102	$1		$(256)		$43		$868
Energy Financial Services	8	9	-		(2)		1		16
GECAS	17	8	-		-		-		25
Other	2	(1)	(1)		-		-		-
Total Commercial	1,005	118	-		(258)		44		909
Consumer	3,981	866	16		(1,083)		280		4,060
Total	$4,986	$984	$16		$(1,341)		$324		$4,969

(a)
Provision charged to operations included $3,955 million and gross write-offs included $5,072 million related to the effects of the 2015 reclassification of financing receivables to financing receivables held for sale recorded at the lower of cost or fair value, less cost to sell.

(b)	Other primarily includes the 2015 reclassification of financing receivables to assets of businesses held for sale and the effects of currency exchange.
(c)
Net write-offs (gross write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as a result of losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

(In millions)	March 31, 2015	December 31, 2014

Original cost	$102,637	$113,124
Less accumulated depreciation and amortization	(41,418)	(46,878)
Property, plant and equipment – net	$61,219	$66,246

Consolidated depreciation and amortization was $2,466 million and $2,189 million in the three months ended March 31, 2015 and 2014, respectively. In addition, property, plant and equipment decreased in the three months ended March 31, 2015, primarily as a result of the reclassification of assets to assets of businesses held for sale in connection with the GE Capital Exit Plan and the currency exchange effects of a stronger U.S. dollar.
70 2015 1Q FORM 10-Q

NOTE 7. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

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

On January 30, 2015, we acquired Milestone Aviation Group (Milestone Aviation), a helicopter leasing business, for approximately $1,750 million, which is included in our GE Capital segment. The preliminary purchase price allocation resulted in goodwill of approximately $750 million and amortizable intangible assets of approximately $300 million. The allocation of the purchase price will be finalized upon completion of post-closing procedures.

During the second quarter of 2014, GE's offer to acquire the Thermal, Renewables and Grid businesses of Alstom for approximately €12,350 million (to be adjusted for the assumed net cash or liability at closing) was positively recommended by Alstom's board of directors. As part of the transaction, GE, Alstom and the French Government signed a memorandum of understanding for the formation of three joint ventures in grid technology, renewable energy, and global nuclear and French steam power. Alstom will invest approximately €2,600 million in these joint ventures at the closing of the proposed transaction.

In the fourth quarter of 2014, Alstom completed its review of the proposed transaction with the works council and obtained approval from its shareholders. Also in the fourth quarter of 2014, GE and Alstom entered into an amendment to the original agreement where GE has agreed to pay Alstom a net amount of approximately €260 million of additional consideration at closing. In exchange for this funding, Alstom has agreed to extend the trademark licensing of the Alstom name from 5 years to 25 years as well as other contractual amendments. The proposed transaction continues to be subject to regulatory approvals, which is currently in process. The transaction is targeted to close in 2015.

The acquisition and alliances with Alstom will impact our Power & Water and Energy Management segments. The impact of the acquired businesses on individual segments will be affected by a number of variables, including operating performance, purchase accounting impacts and expected synergies.  In addition, due to the amount of time between signing and closing, the operations of the businesses may fluctuate and impact the overall valuation of the acquired businesses at the time of close and, accordingly, may affect the amounts assigned to the assets and liabilities recorded in purchase accounting.

GOODWILL

CHANGES IN GOODWILL BALANCES

			Dispositions,
			currency
	Balance at		exchange	Balance at
(In millions)	January 1, 2015	Acquisitions	and other	March 31, 2015

Power & Water	$8,754	$31	$(169)	$8,616
Oil & Gas	10,572	-	(337)	10,235
Energy Management	4,570	-	(426)	4,144
Aviation	8,952	-	(489)	8,463
Healthcare	17,532	-	(137)	17,395
Transportation	887	-	(21)	866
Appliances & Lighting	226	-	(14)	212
GE Capital	24,489	752	(5,602)	19,639
Corporate	34	-	-	34
Total	$76,016	$783	$(7,195)	$69,604

Goodwill balances decreased by $6,412 million in the three months ended March 31, 2015, primarily as a result of the reclassification of goodwill associated with certain businesses within our CLL business, in connection with the GE Capital Exit Plan, and ANZ Consumer Lending to assets of businesses held for sale and the result of currency exchange effects of a stronger U.S. dollar, partially offset by the acquisition of Milestone Aviation.

71 2015 1Q FORM 10-Q

As businesses meet the criteria for held for sale, we allocate goodwill to such businesses and assess the remaining reporting unit goodwill for impairment.

Our GE Capital - CLL reporting unit had a goodwill balance of $13,058 million at January 1, 2015. As a result of the GE Capital Exit Plan, we allocated $4,457 million of the GE Capital - CLL reporting unit goodwill to the carrying values of the assets of businesses held for sale. The remaining GE Capital - CLL goodwill was then tested for impairment using data as of January 1, 2015.

The impairment test consists of two steps: in step one, the carrying value of the reporting unit is compared with its fair value; in step two, which is applied when the carrying value of the reporting unit exceeds its fair value, the amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit's assets and liabilities from the fair value of its equity, and comparing that amount with the carrying amount of goodwill.

We determined fair value for the GE Capital - CLL reporting unit using the market approach, which was derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable companies is based on the markets in which the GE Capital - CLL reporting unit businesses operate giving consideration to risk profiles, size, geography, and diversity of products and services.

While the carrying value of the GE Capital - CLL reporting unit was within the range of estimated fair values, we further substantiated our GE Capital - CLL goodwill balance by performing the second step analysis in which the implied fair value of goodwill exceeded its carrying value and accordingly, no goodwill impairment was recognized.

Additionally, our GE Capital - Consumer reporting unit had a goodwill balance of $9,777 million at January 1, 2015. During the first quarter of 2015, we signed an agreement to sell ANZ Consumer Lending and upon classification as held for sale, we allocated $410 million of GE Capital - Consumer reporting unit goodwill to the carrying value of the business. The remaining GE Capital - Consumer reporting unit goodwill was then tested for impairment using data as of January 1, 2015. Fair value of the GE Capital - Consumer reporting unit was determined using an income approach and incorporating market observable data. The fair value of the GE Capital - Consumer reporting unit exceeded its carrying value, and therefore, goodwill was not impaired.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.
72 2015 1Q FORM 10-Q

OTHER INTANGIBLE ASSETS

OTHER INTANGIBLE ASSETS - NET

(In millions)	March 31, 2015	December 31, 2014

Intangible assets subject to amortization	$13,408	$13,917
Indefinite-lived intangible assets(a)	125	130
Total	$13,533	$14,047

(a)	Indefinite-lived intangible assets principally comprise trademarks and in-process research and development.

INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

	March 31, 2015			December 31, 2014
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$8,254	$(2,553)	$5,701	$8,483	$(2,616)	$5,867
Patents and technology	6,421	(2,989)	3,432	6,772	(2,977)	3,795
Capitalized software	7,832	(4,745)	3,087	8,229	(4,944)	3,285
Trademarks	1,145	(263)	882	1,159	(271)	888
Lease valuations	251	(124)	127	140	(124)	16
Present value of future profits(a)	623	(623)	-	614	(614)	-
All other	687	(508)	179	460	(394)	66
Total	$25,213	$(11,805)	$13,408	$25,857	$(11,940)	$13,917

(a)	Balances at March 31, 2015 and December 31, 2014 reflect adjustments of $287 million and $293 million, respectively, to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.

Intangible assets subject to amortization decreased by $644 million in the three months ended March 31, 2015, primarily as a result of currency exchange effects of a stronger U.S. dollar and the reclassification of intangible assets associated with certain businesses within our CLL business, in connection with the GE Capital Exit Plan, and ANZ Consumer Lending to assets of businesses held for sale, partially offset by the acquisition of Milestone Aviation.

Consolidated amortization expense was $490 million and $406 million in the three months ended March 31, 2015 and 2014, respectively.
73 2015 1Q FORM 10-Q

NOTE 8. BORROWINGS AND BANK DEPOSITS

(In millions)	March 31, 2015	December 31, 2014

Short-term borrowings
GE
Commercial paper	$500	$500
Payable to banks	410	343
Current portion of long-term borrowings	2,059	2,068
Other	870	961
Total GE short-term borrowings	3,839	3,872

GECC
Commercial paper(a)
U.S.	22,227	22,019
Non-U.S.	2,787	2,993
Current portion of long-term borrowings(a)(b)(c)	35,545	37,724
GE Interest Plus notes(d)	5,457	5,467
Other(c)	162	312
Total GECC short-term borrowings	66,178	68,515

Eliminations	(806)	(862)
Total short-term borrowings	$69,211	$71,525

Long-term borrowings
GE
Senior notes	$11,947	$11,945
Payable to banks	75	5
Other	397	518
Total GE long-term borrowings	12,419	12,468

GECC
Senior unsecured notes(a)(b)(e)	156,635	162,629
Subordinated notes(a)	4,635	4,804
Subordinated debentures(a)(f)	6,543	7,085
Other(a)(c)(g)	10,224	13,231
Total GECC long-term borrowings	178,037	187,749

Eliminations	(36)	(45)
Total long-term borrowings	$190,420	$200,172
Non-recourse borrowings of consolidated securitization entities(h)	$29,035	$29,938
Bank deposits(i)	$62,691	$62,839
Total borrowings and bank deposits	$351,357	$364,474

(a)
On April 10, 2015, GE announced it would provide a full and unconditional guarantee on the payment of the principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GECC. Short-term borrowings included $25,014 million of commercial paper and $31,127 million of the current portion of long-term borrowings. Long-term borrowings included $143,153 million of senior unsecured notes, $3,871 million of subordinated notes, $6,543 million of subordinated debentures, and $400 million of other.

(b)
Included $434 million and $439 million of obligations to holders of GICs at March 31, 2015 and December 31, 2014, respectively. These obligations included conditions under which certain GIC holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3. The remaining outstanding GICs will continue to be subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GECC's ratings, among other things.

(c)
Included $5,547 million and $5,552 million of funding secured by real estate, aircraft and other collateral at March 31, 2015 and December 31, 2014, respectively, of which $1,732 million and $1,847 million is non-recourse to GECC at March 31, 2015 and December 31, 2014, respectively.

(d)	Entirely variable denomination floating-rate demand notes.
(e)	Included $4,592 million related to Synchrony Financial.
(f)	Subordinated debentures receive rating agency equity credit.
(g)	Included $5,651 million related to Synchrony Financial.
(h)	Included $6,374 million and $7,442 million of current portion of long-term borrowings at March 31, 2015 and December 31, 2014, respectively. See Note 16.
(i)	Included $8,913 million and $10,258 million of deposits in non-U.S. banks at March 31, 2015 and December 31, 2014, respectively, and $15,513 million and $22,848 million of certificates of deposits with maturities greater than one year at March 31, 2015 and December 31, 2014, respectively.
74 2015 1Q FORM 10-Q

NOTE 9. POSTRETIREMENT BENEFIT PLANS

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

EFFECT ON OPERATIONS OF PENSION PLANS

	Principal pension plans
	Three months ended March 31
(In millions)	2015		2014

Service cost for benefits earned	$361		$318
Prior service cost amortization	52		54
Expected return on plan assets	(825)		(801)
Interest cost on benefit obligations	695		686
Net actuarial loss amortization	825		641
Curtailment loss	71	(a)	-
Pension plans cost	$1,179		$898

(a)Curtailment loss resulting from the GE Capital Exit Plan.

	Other pension plans
	Three months ended March 31
(In millions)	2015	2014

Service cost for benefits earned	$105	$114
Prior service cost amortization	-	1
Expected return on plan assets	(209)	(197)
Interest cost on benefit obligations	133	146
Net actuarial loss amortization	74	49
Pension plans cost	$103	$113

EFFECT ON OPERATIONS OF PRINCIPAL RETIREE HEALTH AND LIFE INSURANCE PLANS

	Principal retiree health
	and life insurance plans
	Three months ended March 31
(In millions)	2015		2014

Service cost for benefits earned	$41		$44
Prior service cost amortization	33		98
Expected return on plan assets	(12)		(12)
Interest cost on benefit obligations	101		110
Net actuarial loss (gain) amortization	1		(43)
Curtailment loss	4	(a)	-
Retiree benefit plans cost	$168		$197

(a)Curtailment loss resulting from the GE Capital Exit Plan.

75 2015 1Q FORM 10-Q

NOTE 10. INCOME TAXES

THE GE CAPITAL EXIT PLAN

In conjunction with the GE Capital Exit Plan, GECC will significantly reduce its non-U.S. assets while continuing to operate appropriately capitalized non-U.S. businesses with substantial assets related to GECC's vertical financing businesses – Energy Financial Services, GECAS and Healthcare Equipment Finance. As a result of the GE Capital Exit Plan, GECC recognized a tax expense of $5,980 million in the first quarter of 2015 consisting of $3,549 million related to expected repatriation of excess foreign cash in the amount of approximately $36 billion and the write-off of deferred tax assets of $2,431 million that will no longer be supported under this plan.

GECC's indefinitely reinvested earnings will be reduced as the expected repatriation of cash will include a portion of the earnings that prior to the approval of the GE Capital Exit Plan were indefinitely reinvested in GECC's international operations. GECC's indefinitely reinvested earnings will also be reduced by charges recognized in connection with the disposition of international assets with the remainder continuing to be reinvested in the significant international base of assets that will remain after the GE Capital Exit Plan is fully executed. The write-off of deferred tax assets largely relate to our Treasury operations in Ireland where the tax benefits will no longer be apparent to be realized upon implementation of the GE Capital Exit Plan.

UNRECOGNIZED TAX BENEFITS

UNRECOGNIZED TAX BENEFITS

(In millions)	March 31, 2015	December 31, 2014

Unrecognized tax benefits	$5,444	$5,619
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	4,020	4,059
Accrued interest on unrecognized tax benefits	814	807
Accrued penalties on unrecognized tax benefits	96	103
Reasonably possible reduction to the balance of unrecognized tax benefits
in succeeding 12 months	0-800	0-900
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-300	0-300

(a)	Some portion of such reduction may be reported as discontinued operations.

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
76 2015 1Q FORM 10-Q

NOTE 11. SHAREOWNERS' EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three months ended March 31
(In millions)	2015	2014

Investment securities
Beginning balance	$1,013	$307
Other comprehensive income (loss) (OCI) before reclassifications –
net of deferred taxes of $155 and $246	287	447
Reclassifications from OCI – net of deferred taxes
of $(29) and $7	(54)	10
Other comprehensive income (loss)(a)	233	457
Less OCI attributable to noncontrolling interests	1	-
Ending balance	$1,245	$764

Currency translation adjustments (CTA)
Beginning balance	$(2,427)	$126
OCI before reclassifications – net of deferred taxes
of $1,544 and $71	(5,339)	47
Reclassifications from OCI – net of deferred taxes
of $(1) and $124	3	2
Other comprehensive income (loss)(a)	(5,336)	49
Less OCI attributable to noncontrolling interests	(47)	(2)
Ending balance	$(7,716)	$177

Cash flow hedges
Beginning balance	$(180)	$(257)
OCI before reclassifications – net of deferred taxes
of $(38) and $71	(926)	99
Reclassifications from OCI – net of deferred taxes
of $117 and $(6)	880	(31)
Other comprehensive income (loss)(a)	(46)	68
Less OCI attributable to noncontrolling interests	-	-
Ending balance	$(226)	$(189)

Benefit plans
Beginning balance	$(16,578)	$(9,296)
Net actuarial gain (loss) – net of deferred taxes
of $65 and $42	210	172
Net curtailment/settlement - net of deferred taxes
of $27 and $0	48	-
Prior service cost amortization – net of deferred taxes
of $37 and $64	50	93
Net actuarial loss amortization – net of deferred taxes
of $304 and $213	601	430
Other comprehensive income (loss)(a)	909	695
Less OCI attributable to noncontrolling interests	(2)	-
Ending balance	$(15,667)	$(8,601)

Accumulated other comprehensive income (loss) at March 31	$(22,364)	$(7,849)

(a)	Total other comprehensive income (loss) was $(4,240) million and $1,269 million in the three months ended March 31, 2015 and 2014, respectively.

77 2015 1Q FORM 10-Q

RECLASSIFICATION OUT OF AOCI

	Three months ended March 31
(In millions)	2015	2014	Statement of Earnings Caption

Available-for-sale securities
Realized gains (losses) on
sale/impairment of securities	$83	$(17)	Other income
	(29)	7	Benefit (provision) for income taxes
	$54	$(10)	Net of tax
Currency translation adjustments
Gains (losses) on dispositions	$(2)	$(126)	Costs and expenses
	(1)	124	Benefit (provision) for income taxes
	$(3)	$(2)	Net of tax
Cash flow hedges
Gains (losses) on interest rate derivatives	$(39)	$(69)	Interest and other financial charges
Foreign exchange contracts	(958)	128	(a)
Other	-	(22)	(b)
	(997)	37	Total before tax
	117	(6)	Benefit (provision) for income taxes
	$(880)	$31	Net of tax
Benefit plan items
Curtailment loss	$(75)	$-	(c)
Amortization of prior service costs	(87)	(157)	(c)
Amortization of actuarial gains (losses)	(905)	(643)	(c)
	(1,067)	(800)	Total before tax
	368	277	Benefit (provision) for income taxes
	$(699)	$(523)	Net of tax

Total reclassification adjustments	$(1,528)	$(504)	Net of tax

(a)
Included $(944) million and $134 million in GECC revenues from services and $(14) million and $(6) million in interest and other financial charges in the three months ended March 31, 2015 and 2014, respectively.

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

(In millions)	March 31, 2015	December 31, 2014

GECC preferred stock	$4,950	$4,950
Synchrony Financial	2,617	2,531
Other noncontrolling interests in consolidated affiliates(a)	1,171	1,193
Total	$8,738	$8,674

(a)	Consisted of a number of individually insignificant noncontrolling interests in partnerships and consolidated affiliates.

78 2015 1Q FORM 10-Q

CHANGES TO NONCONTROLLING INTERESTS

	Three months ended March 31
(In millions)	2015	2014

Beginning balance	$8,674	$6,217
Net earnings (loss)	(31)	(33)
Dividends	(2)	(10)
Other (including AOCI)(a)	97	9
Ending balance	$8,738	$6,183

(a)Includes research & development partner funding arrangements, acquisitions and eliminations.

OTHER

GE's authorized common stock consists of 13,200,000,000 shares having a par value of $0.06 each.

GECC paid quarterly dividends of $450 million and $500 million to GE in the three months ended March 31, 2015 and 2014, respectively. No special dividends were paid in the three months ended March 31, 2015 and 2014, respectively.

NOTE 12. GECC REVENUES FROM SERVICES

	Three months ended March 31
(In millions)	2015	2014

Interest on loans	$3,807	$4,029
Equipment leased to others	2,427	2,661
Fees	1,048	1,086
Investment income(a)	622	558
Associated companies	388	373
Premiums earned by insurance activities	329	352
Financing leases	307	387
Other items(b)	(2,967)	412
	5,961	9,858
Eliminations	(431)	(356)
Total	$5,530	$9,502

(a)	Included net other-than-temporary impairments on investment securities of $3 million and $6 million in the three months ended March 31, 2015 and 2014, respectively.
(b)
During the three months ended March 31, 2015, other items primarily comprised estimated losses on CLL businesses classified as assets of businesses held for sale ($1,845 million) and impairments related to equity method investments ($1,404 million) in connection with the GE Capital Exit Plan.

79 2015 1Q FORM 10-Q

NOTE 13. EARNINGS PER SHARE INFORMATION

	Three months ended March 31
	2015		2014
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings (loss) from continuing operations attributable to
common shareowners for per-share calculation(a)(b)	$(11,374)	$(11,374)	$2,743	$2,743
Earnings (loss) from discontinued operations
for per-share calculation(a)(b)	(2,205)	(2,205)	252	252
Net earnings (loss) attributable to GE common
shareowners for per-share calculation(a)(b)	$(13,576)	$(13,576)	$2,995	$2,995

Average equivalent shares
Shares of GE common stock outstanding	10,067	10,067	10,045	10,045
Employee compensation-related shares (including
stock options)	-	-	78	-
Total average equivalent shares	10,067	10,067	10,123	10,045

Per-share amounts
Earnings (loss) from continuing operations	$(1.13)	$(1.13)	$0.27	$0.27
Earnings (loss) from discontinued operations	(0.22)	(0.22)	0.02	0.03
Net earnings (loss)	(1.35)	(1.35)	0.30	0.30

(a)
Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities. For the period ended March 31, 2015, pursuant to the two-class method, as a result of the net loss from continuing operations, losses were not allocated to the participating securities. For the period ended March 31, 2014, participating securities are included in the computation of earnings (loss) per share pursuant to the two-class method and the application of this treatment had an insignificant effect.

(b)	Included an insignificant amount of dividend equivalents in each of the periods presented.

As a result of the loss from continuing operations for the three months ended March 31, 2015, all of the outstanding stock awards, approximately 312 million, were not included in the computation of diluted earnings (loss) per share because their effect was antidilutive. For the three months ended March 31, 2014, approximately 72 million of outstanding stock awards were not included in the computation of diluted earnings (loss) per share because their effect was antidilutive.

Earnings (loss) per share amounts are computed independently, as a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per share amounts for net earnings (loss).

NOTE 14. FAIR VALUE MEASUREMENTS

RECURRING FAIR VALUE MEASUREMENTS

Our assets and liabilities measured at fair value on a recurring basis include investment securities primarily supporting obligations to annuitants and policyholders in our run-off insurance operations and supporting obligations to holders of GICs in Trinity.
80 2015 1Q FORM 10-Q

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

						Netting
(In millions)	Level 1	(a)	Level 2	(a)	Level 3	adjustment	(b)	Net balance
March 31, 2015
Assets
Investment securities
Debt
U.S. corporate	$-		$21,073		$3,226	$-		$24,299
State and municipal	-		5,032		552	-		5,584
Residential mortgage-backed	-		1,222		3	-		1,225
Commercial mortgage-backed	-		2,595		2	-		2,597
Asset-backed	-		183		112	-		295
Corporate – non-U.S.	13		641		397	-		1,051
Government – non-U.S.	55		1,411		2	-		1,468
U.S. government and federal agency	-		4,824		291	-		5,115
Retained interests	-		-		17	-		17
Equity
Available-for-sale	296		20		6	-		322
Trading	19		-		-	-		19
Derivatives(c)	-		11,508		58	(8,546)		3,020
Other(d)	-		-		225	-		225
Total	$383		$48,509		$4,891	$(8,546)		$45,237

Liabilities
Derivatives	$-		$6,861		$20	$(5,722)		$1,159
Other(e)	-		1,210		-	-		1,210
Total	$-		$8,071		$20	$(5,722)		$2,369
December 31, 2014
Assets
Investment securities
Debt
U.S. corporate	$-		$20,659		$3,140	$-		$23,799
State and municipal	-		5,171		578	-		5,749
Residential mortgage-backed	-		1,709		16	-		1,725
Commercial mortgage-backed	-		3,054		9	-		3,063
Asset-backed(f)	-		343		7,575	-		7,918
Corporate – non-U.S.	-		680		456	-		1,136
Government – non-U.S.	56		1,738		2	-		1,796
U.S. government and federal agency	-		1,747		266	-		2,013
Retained interests	-		-		17	-		17
Equity						-
Available-for-sale	293		19		9	-		321
Trading	21		-		-	-		21
Derivatives(c)	-		10,038		54	(7,605)		2,487
Other(d)	-		-		277	-		277
Total	$370		$45,158		$12,399	$(7,605)		$50,322
Liabilities
Derivatives	$-		$4,971		$18	$(4,407)		$582
Other(e)	-		1,178		-	-		1,178
Total	$-		$6,149		$18	$(4,407)		$1,760

(a)	There were no securities transferred between Level 1 and Level 2 in the three months ended March 31, 2015. There were $487 million of Government – non-U.S. and $13 million of Corporate – non-U.S. available-for-sale debt securities transferred from Level 1 to Level 2 in the twelve months ended December 31, 2014 primarily attributable to changes in market observable data.
(b)	The netting of derivative receivables and payables (including the effects of any collateral posted or received) is permitted when a legally enforceable master netting agreement exists.
(c)	The fair value of derivatives includes an adjustment for non-performance risk. The cumulative adjustment was a gain (loss) of $6 million and $9 million at March 31, 2015 and December 31, 2014, respectively. See Note 15 for additional information on the composition of our derivative portfolio.
(d)	Includes private equity investments.
(e)	Primarily represented the liability associated with certain of our deferred incentive compensation plans.
(f)	Includes investments in our CLL business in asset-backed securities collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.

81 2015 1Q FORM 10-Q

LEVEL 3 INSTRUMENTS

The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners' equity.

CHANGES IN LEVEL 3 INSTRUMENTS FOR THE THREE MONTHS ENDED
										Net
										change in
		Net	Net							unrealized
		realized/	realized/							gains
		unrealized	unrealized							(losses)
		gains	gains							relating to
		(losses)	(losses)				Transfers	Transfers		instruments
	Balance at	included	included				into	out of	Balance at	still held at
(In millions)	January 1	in earnings(a)	in AOCI	Purchases	Sales	Settlements	Level 3(b)	Level 3(b)	March 31	March 31(c )
2015
Investment securities
Debt
U.S. corporate	$3,140	$8	$61	$94	$(18)	$(36)	$-	$(23)	$3,226	$-
State and municipal	578	-	-	7	(31)	(2)	-	-	552	-
RMBS	16	5	(4)	-	(14)	-	-	-	3	-
CMBS	9	-	-	-	(7)	-	-	-	2	-
ABS	7,575	-	160	140	(11)	(442)	-	(7,310)	112	-
Corporate – non-U.S.	456	-	(7)	252	(57)	(245)	-	(2)	397	-
Government – non-U.S.	2	-	-	-	-	-	-	-	2	-
U.S. government and
federal agency	266	-	26	-	-	(1)	-	-	291	-
Retained interests	17	-	-	1	-	(1)	-	-	17	-
Equity
Available-for-sale	9	2	(2)	-	-	(3)	-	-	6	-
Derivatives(d)(e)	45	4	2	-	-	(2)	-	(1)	48	4
Other	277	(38)	-	-	(14)	-	-	-	225	(38)
Total	$12,390	$(19)	$236	$494	$(152)	$(732)	$-	$(7,336)	$4,881	$(34)
2014
Investment securities
Debt
U.S. corporate	$2,953	$8	$60	$153	$(2)	$(112)	$97	$(53)	$3,104	$-
State and municipal	96	-	27	9	-	(7)	435	-	560	-
RMBS	86	-	(1)	-	-	(4)	-	-	81	-
CMBS	10	-	-	-	-	(1)	2	-	11	-
ABS	6,898	1	(27)	405	-	(369)	-	-	6,908	-
Corporate – non-U.S.	678	1	15	219	(2)	(223)	-	-	688	-
Government – non-U.S.	31	-	-	-	-	-	-	(30)	1	-
U.S. government and
federal agency	225	-	9	-	-	-	-	(2)	232	-
Retained interests	21	-	-	1	-	(2)	-	-	20	-
Equity
Available-for-sale	11	-	-	-	-	-	-	-	11	-
Derivatives(d)(e)	21	7	-	(1)	-	2	(1)	-	28	13
Other	480	1	-	-	(13)	-	-	(279)	189	(9)
Total	$11,510	$18	$83	$786	$(17)	$(716)	$533	$(364)	$11,833	$4

(a)	Earnings effects are primarily included in the "GECC revenues from services" and "Interest and other financial charges" captions in the Statement of Earnings (Loss).
(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 for the three months ended March 31, 2015 were primarily a result of the reclassification of investments in our CLL business in asset-backed securities collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries to assets of business held for sale. Transfers out of Level 3 for the three months ended March 31, 2014 were primarily a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represents the amount of unrealized gains or losses for the period included in earnings.
(d)
Represents derivative assets net of derivative liabilities and included cash accruals of $10 million and $6 million not reflected in the fair value hierarchy table for the three months ended March 31, 2015 and 2014, respectively.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 15.
82 2015 1Q FORM 10-Q

NON-RECURRING FAIR VALUE MEASUREMENTS

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at March 31, 2015 and December 31, 2014.

	Remeasured during		Remeasured during
	the three months ended		the year ended
	March 31, 2015		December 31, 2014
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and financing receivables held for sale	$-	$41,644	$49	$808
Cost and equity method investments	-	2,151	2	399
Long-lived assets, including real estate	-	2,351	364	836
Total	$-	$46,146	$415	$2,043

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at March 31, 2015 and 2014.

	Three months ended March 31
(In millions)	2015	2014

Financing receivables and financing receivables held for sale	$(4,000)	$(119)
Cost and equity method investments	(1,462)	(208)
Long-lived assets, including real estate	(602)	(64)
Total	$(6,064)	$(391)

83 2015 1Q FORM 10-Q

LEVEL 3 MEASUREMENTS - SIGNIFICANT UNOBSERVABLE INPUTS

				Range
(Dollars in millions)	Fair value	Valuation technique	Unobservable inputs	(weighted average)

March 31, 2015
Recurring fair value measurements
Investment securities – Debt
U.S. corporate	$1,015	Income approach	Discount rate(a)	1.7%-13.2% (6.7%)
State and municipal	456	Income approach	Discount rate(a)	2.8%-6.3% (4.8%)
Asset-backed	99	Income approach	Discount rate(a)	5.3%-9.0% (5.6%)
Corporate – non-U.S.	333	Income approach	Discount rate(a)	0.2%-14.0% (5.6%)
Other financial assets	195	Income approach,	EBITDA multiple	6.6X-9.0X (8.1X)
		Market comparables	Capitalization rate(b)	6.5%-7.8% (7.7%)

Non-recurring fair value measurements
Financing receivables and
financing receivables held for sale	$40,043	Income approach	Discount rate(a)	1.0%-30.0% (8.5%)

Cost and equity method investments	1,928	Market comparables	Price to book multiple	0.4X-1.0X (0.6X)

Long-lived assets, including real estate	381	Income approach	Capitalization rate(b)	4.5%-15.4% (7.6%)

December 31, 2014
Recurring fair value measurements
Investment securities – Debt
U.S. corporate	$980	Income approach	Discount rate(a)	1.5%-14.8% (6.6%)
State and municipal	481	Income approach	Discount rate(a)	1.9%-5.9% (2.8%)
Asset-backed	7,554	Income approach	Discount rate(a)	2.2%-12.4% (5.0%)
Corporate – non-U.S.	388	Income approach	Discount rate(a)	0.4%-14.0% (5.7%)
Other financial assets	117	Income approach,	EBITDA multiple	5.4X-9.1X (7.7X)
		Market comparables	Capitalization rate(b)	6.5%-7.8% (7.7%)

Non-recurring fair value measurements
Financing receivables and
financing receivables held for sale	$82	Business enterprise	EBITDA multiple	4.3X-6.5X (6.2X)
		value

Cost and equity method investments	343	Income approach,	Discount rate(a)	8.0%-10.0% (9.4%)
		Business enterprise	EBITDA multiple	1.8X-10.5X (7.0X)
		value, Market comparables

Long-lived assets, including real estate	666	Income approach	Discount rate(a)	2.0%-19.0% (6.8%)

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

At March 31, 2015 and December 31, 2014, other Level 3 recurring fair value measurements of $2,679 million and $2,600 million, respectively, and non-recurring measurements of $3,741 million and $844 million, respectively, are valued using non-binding broker quotes or other third-party sources. At March 31, 2015 and December 31, 2014, other recurring fair value measurements of $94 million and $261 million, respectively, and non-recurring fair value measurements of $53 million and $108 million, respectively, were individually insignificant and utilize a number of different unobservable inputs not subject to meaningful aggregation.
84 2015 1Q FORM 10-Q

NOTE 15. FINANCIAL INSTRUMENTS

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

	March 31, 2015			December 31, 2014
		Assets (liabilities)			Assets (liabilities)
		Carrying			Carrying
	Notional	amount	Estimated	Notional	amount	Estimated
(In millions)	amount	(net)	fair value	amount	(net)	fair value

GE
Assets
Investments and notes receivable	$ (a)	$505	$552	$ (a)	$502	$551
Liabilities
Borrowings(b)	(a)	(16,258)	(17,471)	(a)	(16,340)	(17,503)

GECC
Assets
Loans	(a)	72,748	78,974	(a)	193,214	197,833
Other commercial mortgages	(a)	1,430	1,569	(a)	1,427	1,508
Loans held for sale	(a)	76,679	76,797	(a)	1,830	1,855
Other financial instruments(c)	(a)	239	315	(a)	566	786
Liabilities
Borrowings and bank deposits(b)(d)	(a)	(335,941)	(351,046)	(a)	(349,041)	(365,724)
Investment contract benefits	(a)	(2,923)	(3,553)	(a)	(2,970)	(3,565)
Guaranteed investment contracts	(a)	(1,000)	(1,049)	(a)	(1,000)	(1,031)
Insurance – credit life(e)	-	-	-	1,843	(90)	(77)

(a)	These financial instruments do not have notional amounts.
(b)	See Note 8.
(c)	Principally comprises cost method investments.
(d)	Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at March 31, 2015 and December 31, 2014 would have been reduced by $4,514 million and $5,020 million, respectively.
(e)	Net of reinsurance of none and $964 million at March 31, 2015 and December 31, 2014, respectively.

NOTIONAL AMOUNTS OF LOAN COMMITMENTS

(In millions)	March 31, 2015	December 31, 2014

Ordinary course of business lending commitments(a)	$2,935	$3,239
Unused revolving credit lines(b)
Commercial(c)	12,987	14,681
Consumer – principally credit cards	309,688	306,188

(a)	Excluded investment commitments of $742 million and $835 million at March 31, 2015 and December 31, 2014, respectively.
(b)	Excluded amounts related to inventory financing arrangements, which may be withdrawn at our option, of $13,530 million and $15,041 million at March 31, 2015 and December 31, 2014, respectively.
(c)
Included amounts related to commitments of $9,434 million and $10,509 million at March 31, 2015 and December 31, 2014, respectively, associated with secured financing arrangements that could have increased to a maximum of $11,656 million and $12,353 million at March 31, 2015 and December 31, 2014, respectively, based on asset volume under the arrangement.

85 2015 1Q FORM 10-Q

SECURITIES REPURCHASE AND REVERSE REPURCHASE ARRANGEMENTS

Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks primarily for purposes of liquidity management. At March 31, 2015, we were party to repurchase agreements totaling $45 million, which were reported in short-term borrowings on the financial statements. No repurchase agreements were accounted for as off-book financing and we do not engage in securities lending transactions.

We also enter into reverse securities repurchase agreements, primarily for short-term investment with maturities of 90 days or less. At March 31, 2015, we were party to reverse repurchase agreements totaling $12.1 billion, which were reported in cash and equivalents on the financial statements. Under these reverse securities repurchase agreements, we typically lend available cash at a specified rate of interest and hold U.S. or highly-rated European government securities as collateral during the term of the agreement. Collateral value is in excess of amounts loaned under the agreements.

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

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $258,000 million, approximately 86% or $223,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivative activities primarily relate to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases and contracts containing certain clauses that meet the accounting definition of a derivative. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings concurrently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected concurrently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.
86 2015 1Q FORM 10-Q

FAIR VALUE OF DERIVATIVES

	March 31, 2015		December 31, 2014
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$6,106	$241	$5,859	$461
Currency exchange contracts	3,353	1,627	2,579	884
Other contracts	-	4	-	2
	9,459	1,872	8,438	1,347

Derivatives not accounted for as hedges
Interest rate contracts	152	133	186	137
Currency exchange contracts	1,693	4,822	1,212	3,450
Other contracts	262	54	256	55
	2,107	5,009	1,654	3,642

Gross derivatives recognized in statement of
financial position
Gross derivatives	11,566	6,881	10,092	4,989
Gross accrued interest	947	(31)	1,398	(18)
	12,513	6,850	11,490	4,971

Amounts offset in statement of financial position
Netting adjustments(a)	(5,223)	(5,229)	(3,896)	(3,905)
Cash collateral(b)	(3,323)	(493)	(3,709)	(502)
	(8,546)	(5,722)	(7,605)	(4,407)

Net derivatives recognized in statement of
financial position
Net derivatives	3,967	1,128	3,885	564

Amounts not offset in statement of
financial position
Securities held as collateral(c)	(2,325)	-	(3,268)	-

Net amount	$1,642	$1,128	$617	$564

Derivatives are classified in the captions "All other assets" and "All other liabilities" and the related accrued interest is classified in "Other GECC receivables" and "All other liabilities" in our financial statements.
(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk. At March 31, 2015 and December 31, 2014, the cumulative adjustment for non-performance risk was a gain (loss) of $6 million and $9 million, respectively.

(b)	Excluded excess cash collateral received and posted of $157 million and $255 million at March 31, 2015, respectively, and $63 million and $211 million at December 31, 2014, respectively.
(c)	Excluded excess securities collateral received of $196 million and $317 million at March 31, 2015 and December 31, 2014, respectively.
87 2015 1Q FORM 10-Q

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

EARNINGS EFFECTS OF FAIR VALUE HEDGING RELATIONSHIPS

	Three months ended March 31
	2015		2014
	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
(In millions)	derivatives	items	derivatives	items

Interest rate contracts	$1,060	$(1,091)	$990	$(1,005)
Currency exchange contracts	(7)	6	2	(3)

Fair value hedges resulted in $(32) million and $(16) million of ineffectiveness in the three months ended March 31, 2015 and 2014, respectively. In both the three months ended March 31, 2015 and 2014, there were insignificant amounts excluded from the assessment of effectiveness.

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

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the three months ended March 31		for the three months ended March 31
(In millions)	2015	2014	2015	2014

Interest rate contracts	$(3)	$3	$(39)	$(69)
Currency exchange contracts	(1,077)	156	(957)	108
Commodity contracts	(3)	(2)	(1)	(2)
Total(a)	$(1,083)	$157	$(997)	$37

(a)	Gain (loss) is recorded in GECC revenues from services, interest and other financial charges, and other costs and expenses when reclassified to earnings.

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $205 million loss at March 31, 2015. We expect to transfer $303 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In both the three months ended March 31, 2015 and 2014, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At March 31, 2015 and 2014, the maximum term of derivative instruments that hedge forecasted transactions was 18 years and 19 years, respectively. See Note11 for additional information about reclassifications out of AOCI.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness were insignificant for each reporting period.
88 2015 1Q FORM 10-Q

NET INVESTMENT HEDGES IN FOREIGN OPERATIONS

We use currency exchange derivatives to protect our net investments in global operations conducted in non-U.S. dollar currencies. For derivatives that are designated as hedges of net investment in a foreign operation, we assess effectiveness based on changes in spot currency exchange rates. Changes in spot rates on the derivative are recorded as a component of AOCI until such time as the foreign entity is substantially liquidated or sold, or upon the loss of a controlling interest in a foreign entity. Additionally, lower of cost or fair value, less cost to sell, assessments of foreign entities classified as held for sale take into account the related AOCI. The change in fair value of the forward points, which reflects the interest rate differential between the two countries on the derivative, is excluded from the effectiveness assessment.

GAINS (LOSSES) RECOGNIZED THROUGH CTA

	Gain (loss) recognized in CTA		Gain (loss) reclassified from CTA
	for the three months ended March 31		for the three months ended March 31
(In millions)	2015	2014	2015	2014

Currency exchange contracts	$4,989	$(1,033)	$785	$10

Reclassifications from CTA of $974 million and $(3) million were recorded in GECC revenues from services and $(189) million and $13 million in discontinued operations in the three months ended March 31, 2015 and 2014, respectively. The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(44) million and $(142) million in the three months ended March 31, 2015 and 2014, respectively, and were recorded in interest and other financial charges.

FREE-STANDING DERIVATIVES

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in GECC revenues from services or other income, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Gains (losses) for the three months ended March 31, 2015 on derivatives not designated as hedges were $(3,094) million composed of amounts related to interest rate contracts of $(44) million, currency exchange contracts of $(3,031) million, and other derivatives of $(19) million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged. Gains (losses) for the three months ended March 31, 2014 on derivatives not designated as hedges were $1,097 million composed of amounts related to currency exchange contracts of $1,126 million and other derivatives of $(29) million. These losses were offset by the earnings effects from the underlying items that were economically hedged.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. The fair value of such collateral was $5,648 million at March 31, 2015, of which $3,323 million was cash and $2,325 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $493 million at March 31, 2015. At March 31, 2015, our exposure to counterparties (including accrued interest), net of collateral we hold, was $1,389 million. This excludes exposure related to embedded derivatives.

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability, after consideration of collateral posted by us and outstanding interest payments was $1,035 million at March 31, 2015. This excludes embedded derivatives.

89 2015 1Q FORM 10-Q

NOTE 16. VARIABLE INTEREST ENTITIES
We use variable interest entities primarily to securitize financial assets and arrange other forms of asset-backed financing in the ordinary course of business. Except as noted below, investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE. We did not provide non-contractual support for previously transferred financing receivables to any VIE in 2015 or 2014.
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
•
Other remaining assets and liabilities of consolidated VIEs relate primarily to three categories of entities: (1) joint ventures that lease equipment with $1,587 million of assets and $679 million of liabilities; (2) other entities that are involved in power generating and leasing activities with $339 million of assets and $207 million of  liabilities; and (3) insurance entities that, among other lines of business, provide property and casualty and workers' compensation coverage for GE with $1,193 million of assets and $547 million of liabilities.

90 2015 1Q FORM 10-Q

ASSETS AND LIABILITIES OF CONSOLIDATED VIEs

		Consolidated Securitization Entities
						Trade
(In millions)	Trinity(a)	Credit cards	(b)	Equipment	(b)	receivables		Other		Total

March 31, 2015
Assets(c)
Financing receivables, net	$-	$23,637		$13,388	(e)	$-		$2,842	(e)	$39,867
Current receivables	-	-		-		2,846	(d)	477		3,323
Investment securities	2,291	-		-		-		999		3,290
Other assets	115	143		795		1		2,236		3,290
Total	$2,406	$23,780		$14,183		$2,847		$6,554		$49,770

Liabilities(c)
Borrowings	$-	$-		$-		$-		$673		$673
Non-recourse borrowings	-	13,817		10,616		2,677		451		27,561
Other liabilities	1,020	312		453		29		1,567		3,381
Total	$1,020	$14,129		$11,069		$2,706		$2,691		$31,615

December 31, 2014
Assets(c)
Financing receivables, net	$-	$25,645		$12,843		$-		$3,064		$41,552
Current receivables	-	-		-		3,028	(d)	509		3,537
Investment securities	2,369	-		-		-		1,005		3,374
Other assets	17	1,059		766		2		2,814		4,658
Total	$2,386	$26,704		$13,609		$3,030		$7,392		$53,121

Liabilities(c)
Borrowings	$-	$-		$-		$-		$523		$523
Non-recourse borrowings	-	14,967		10,359		2,692		646		28,664
Other liabilities	1,022	332		593		26		1,548		3,521
Total	$1,022	$15,299		$10,952		$2,718		$2,717		$32,708

(a)	Excluded intercompany advances from GECC to Trinity, which were eliminated in consolidation of $1,565 million and $1,565 million at March 31, 2015 and December 31, 2014, respectively.
(b)
We provide servicing to the CSEs and are contractually permitted to commingle cash collected from customers on financing receivables sold to CSE investors with our own cash prior to payment to a CSE, provided our short-term credit rating does not fall below A-1/P-1. These CSEs also owe us amounts for purchased financial assets and scheduled interest and principal payments. At March 31, 2015 and December 31, 2014, the amounts of commingled cash owed to the CSEs were $2,702 million and $2,809 million, respectively, and the amounts owed to us by CSEs were $2,735 million and $2,913 million, respectively.

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

(d)
Included $659 million and $686 million of receivables at March 31, 2015 and December 31, 2014, respectively, originated by Appliances. We require third party debt holder consent to sell these assets. The receivables will be included in assets of businesses held for sale when the consent is received.

(e)	Included $15.2 billion of financing receivables at March 31, 2015 classified as financing receivables held for sale in connection with the GE Capital Exit Plan.

Total revenues from our consolidated VIEs were $2,003 million and $1,835 million in the three months ended March 31, 2015 and 2014, respectively. Related expenses consisted primarily of provisions for losses of $229 million and $301 million in the three months ended March 31, 2015 and 2014, respectively, and interest and other financial charges of $91 million and $81 million in the three months ended March 31, 2015 and 2014, respectively.  These amounts do not include intercompany revenues and costs, principally fees and interest between GE and the VIEs, which are eliminated in consolidation.

91 2015 1Q FORM 10-Q

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

Our largest exposure to any single unconsolidated VIE at March 31, 2015 is a $8,377 million investment in asset-backed securities issued by the Senior Secured Loan Program (SSLP), a fund that invests in high-quality senior secured debt of various middle-market companies. SSLP is included within a business held for sale in connection with the GE Capital Exit Plan. Other significant unconsolidated VIEs include exposures to joint ventures that purchase factored receivables ($1,848 million).

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

INVESTMENTS IN UNCONSOLIDATED VIEs

(In millions)	March 31, 2015	December 31, 2014

Other assets and investment securities	827	$8,805
Financing receivables – net	464	2,090
Total investments	1,291	10,895
Contractual obligations to fund investments or guarantees	1,862	2,201
Revolving lines of credit	108	168
Total	$3,261	$13,264

Investment of businesses held for sale(a)	9,371	-
Total	$12,632	$13,264

(a)
We committed to sell certain businesses in connection with the GE Capital Exit Plan and reclassified amounts to assets of businesses held for sale. The balance at March 31, 2015 primarily relates to our $8,377 million investment in asset-backed securities issued by SSLP which was included in Financing receivables – net and Other assets and investment securities for the period ended December 31, 2014.

In addition to the entities included in the table above, we also hold passive investments in RMBS, CMBS and asset-backed securities issued by VIEs. Such investments were, by design, investment-grade at issuance and held by a diverse group of investors. Further information about such investments is provided in Note 3.
92 2015 1Q FORM 10-Q

NOTE 17. INTERCOMPANY TRANSACTIONS

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

These intercompany transactions are reported in the GE and GECC columns of our financial statements, but are eliminated in deriving our consolidated financial statements. Effects of these eliminations on our consolidated cash flows from operating, investing and financing activities are $1,192 million, $(1,825) million and $633 million in the three months ended March 31, 2015, and $56 million, $(1,730) million and $1,674 million in the three months ended March 31, 2014, respectively. Details of these eliminations are shown below.

	Three months ended March 31
(In millions)	2015	2014

Cash from (used for) operating activities-continuing operations
Combined	$3,814	$4,553
GE customer receivables sold to GECC	1,308	731
GECC dividends to GE	(450)	(500)
Other reclassifications and eliminations	334	(175)
	$5,006	$4,609
Cash from (used for) investing activities-continuing operations
Combined	$6,545	$3,769
GE customer receivables sold to GECC	(1,274)	(1,185)
Other reclassifications and eliminations	(551)	(545)
	$4,720	$2,039
Cash from (used for) financing activities-continuing operations
Combined	$(8,615)	$(10,072)
GE customer receivables sold to GECC	(34)	454
GECC dividends to GE	450	500
Other reclassifications and eliminations	217	720
	$(7,982)	$(8,398)

93 2015 1Q FORM 10-Q

NOTE 18. SUPPLEMENTAL INFORMATION ABOUT THE CREDIT QUALITY OF FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES

As described in Note 4, our CLL and Consumer portfolios have been significantly reduced as most of these portfolios have been reclassified to either financing receivables held for sale or assets of businesses held for sale. In addition our Real Estate business has been classified as a discontinued operation.

CREDIT QUALITY INDICATORS

Detailed information about the credit quality of our Commercial and Consumer financing receivables portfolios is provided below. For each portfolio, we describe the characteristics of the financing receivables and provide information about collateral, payment performance, credit quality indicators and impairment. We manage these portfolios using delinquency and nonaccrual data as key performance indicators. The categories used within this section such as impaired loans, troubled debt restructuring (TDR) and nonaccrual financing receivables are defined by the authoritative guidance and we base our categorization on the related scope and definitions contained in the related standards. The categories of nonaccrual and delinquent are used in our process for managing our financing receivables.

PAST DUE AND NONACCRUAL FINANCING RECEIVABLES

	March 31, 2015					December 31, 2014
	Over 30 days	Over 90 days				Over 30 days	Over 90 days
(In millions)	past due	past due		Nonaccrual		past due	past due		Nonaccrual

Commercial
CLL	$636	$137		$25		$1,986	$1,033		$2,000
Energy Financial Services	10	-		63		-	-		68
GECAS	-	-		255		-	-		419
Total Commercial	646	137		343	(a)	1,986	1,033		2,487	(a)
Consumer	2,209	1,056	(b)	2	(c)	5,137	2,495	(b)	1,484	(c)
Total	$2,855	$1,193		$345		$7,123	$3,528		$3,971
Total as a percent of financing receivables	3.5%	1.5%		0.4%		3.2%	1.6%		1.8%

(a)	Included $321 million and $1,549 million at March 31, 2015 and December 31, 2014, respectively, which are currently paying in accordance with their contractual terms.
(b)
Included $1,054 million and $1,231 million of Consumer loans at March 31, 2015 and December 31, 2014, respectively, which are over 90 days past due and continue to accrue interest until the accounts are written off in the period that the account becomes 180 days past due.

(c)	Included none and $179 million at March 31, 2015 and December 31, 2014, respectively, which are currently paying in accordance with their contractual terms.
94 2015 1Q FORM 10-Q

IMPAIRED LOANS AND RELATED RESERVES

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid			Average
	investment	principal	investment	investment	principal		Associated	investment
(In millions)	in loans	balance	in loans	in loans	balance		allowance(a)	in loans

March 31, 2015

Commercial
CLL	$8	$8	$1,150	$6	$6		$5	$206
Energy Financial Services	54	55	53	9	9		-	12
GECAS	170	175	250	-	-		-	-
Other	-	-	-	-	-		-	-
Total Commercial(b)	232	238	1,453	15	15		5	218
Consumer(c)	-	-	69	726	625	(d)	244	1,383
Total	$232	$238	$1,522	$741	$640		$249	$1,601

December 31, 2014

Commercial
CLL	$2,292	$4,397	$2,725	$406	$1,125		$133	$717
Energy Financial Services	53	54	26	15	15		12	24
GECAS	329	337	88	-	-		-	15
Other	-	-	-	-	-		-	1
Total Commercial(b)	2,674	4,788	2,839	421	1,140		145	757
Consumer(c)	138	179	120	2,042	2,092		408	2,547
Total	$2,812	$4,967	$2,959	$2,463	$3,232		$553	$3,304

(a)
Write-offs to net realizable value are recognized against the allowance for losses primarily in the reporting period in which management has deemed all or a portion of the financing receivable to be uncollectible, but not later than 360 days after initial recognition of a specific reserve for a collateral dependent loan.

(b)
We recognized $6 million, $178 million and $57 million of interest income, including none on a cash basis, in the three months ended March 31, 2015, the year ended December 31, 2014 and the three months ended March 31, 2014, respectively, principally in CLL. The total average investment in impaired loans for the three months ended March 31, 2015 and the year ended December 31, 2014 was $1,671 million and $3,596 million, respectively.

(c)
We recognized $23 million, $126 million and $46 million of interest income, including $1 million, $5 million and an insignificant amount on a cash basis, in the three months ended March 31, 2015, the year ended December 31, 2014 and the three months ended March 31, 2014, respectively. The total average investment in impaired loans for the three months ended March 31, 2015 and the year ended December 31, 2014 was $1,452 million and $2,667 million, respectively.

(d)	Unpaid principal balance excludes accrued interest and fees.

(In millions)	Non-impaired financing receivables	General reserves	Impaired loans	Specific reserves

March 31, 2015

Commercial	$22,918	$89	$247	$5
Consumer	57,522	3,011	726	244
Total	$80,440	$3,100	$973	$249

December 31, 2014

Commercial	$118,381	$758	$3,095	$145
Consumer	98,640	3,603	2,180	408
Total	$217,021	$4,361	$5,275	$553

95 2015 1Q FORM 10-Q

IMPAIRED LOAN BALANCE CLASSIFIED BY THE METHOD USED TO MEASURE IMPAIRMENT

(In millions)	March 31, 2015	December 31, 2014

Discounted cash flow	$834	$3,915
Collateral value	139	1,360
Total	$973	$5,275

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a troubled debt restructuring (TDR), and also as impaired. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At March 31, 2015, TDRs included in impaired loans were $810 million, primarily relating to Consumer ($726 million) and GECAS ($82 million).

Impaired loans classified as TDRs in our CLL business were $2 million and $1,869 million at March 31, 2015 and December 31, 2014, respectively. For the three months ended March 31, 2015, we modified $2 million of loans classified as TDRs. Changes to these loans primarily included extensions, interest only payment periods, debt to equity exchange and forbearance or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $633 million and $1,391 million of modifications classified as TDRs in the twelve months ended March 31, 2015 and 2014, respectively, none and $19 million have subsequently experienced a payment default in the three months ended March 31, 2015 and 2014, respectively.

Impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and are therefore subject to the disclosure requirement for impaired loans. The recorded investment of these impaired loans totaled $726 million (with an unpaid principal balance of $625 million) with a specific allowance of $244 million at March 31, 2015.

Impaired loans classified as TDRs in our Consumer business were $726 million and $2,132 million at March 31, 2015 and December 31, 2014, respectively. We utilize certain loan modification programs for borrowers experiencing financial difficulties in our Consumer loan portfolio. These loan modification programs primarily include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract. For the three months ended March 31, 2015, we modified $120 million of U.S. consumer loans, primarily credit cards for borrowers experiencing financial difficulties, which are classified as TDRs. We expect borrowers whose loans have been modified under these programs to continue to be able to meet their contractual obligations upon the conclusion of the modification. Of our $869 million and $1,339 million of modifications classified as TDRs in the twelve months ended March 31, 2015 and 2014, respectively, $23 million and $57 million have subsequently experienced a payment default in the three months ended March 31, 2015 and 2014, respectively.

96 2015 1Q FORM 10-Q

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

COMMERCIAL FINANCING RECEIVABLES BY RISK CATEGORY

	Secured
(In millions)	A	B	C	Total

March 31, 2015

CLL	$12,131	$28	$42	$12,201
Energy Financial Services	2,378	171	-	2,549
GECAS	7,488	229	100	7,817
Other	127	-	-	127
Total	$22,124	$428	$142	$22,694

December 31, 2014

CLL	$105,230	$2,023	$2,334	$109,587
Energy Financial Services	2,479	60	16	2,555
GECAS	7,908	237	118	8,263
Other	130	-	-	130
Total	$115,747	$2,320	$2,468	$120,535

For our secured financing receivables portfolio, our collateral position and ability to work out problem accounts mitigate our losses. Our asset managers have deep industry expertise that enables us to identify the optimum approach to default situations. We price risk premiums for weaker credits at origination, closely monitor changes in creditworthiness through our risk ratings and watch list process, and are engaged early with deteriorating credits to minimize economic loss. Secured financing receivables within risk Category C are primarily composed of senior term lending facilities and factoring programs secured by various asset types including inventory, accounts receivable, cash, equipment, aircraft and related business facilities as well as franchise finance activities secured by underlying equipment.

Loans within Category C are reviewed and monitored regularly, and classified as impaired when it is probable that they will not pay in accordance with contractual terms. Our internal risk rating process identifies credits warranting closer monitoring; and as such, these loans are not necessarily classified as nonaccrual or impaired.

97 2015 1Q FORM 10-Q

At March 31, 2015 and December 31, 2014, our unsecured commercial financing receivables included $181 million and $332 million rated A, $290 million and $408 million rated B, and none and $201 million rated C, respectively.

CONSUMER

At March 31, 2015, our U.S. consumer financing receivables included private-label credit card and sales financing for approximately 60 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 66% relate to credit card loans that are often subject to profit and loss sharing arrangements with the retailer (which are recorded in revenues), and the remaining 34% are sales finance receivables that provide financing to customers in areas such as electronics, recreation, medical and home improvement.

Our Consumer financing receivables portfolio comprises both secured and unsecured lending. Secured financing receivables are largely comprised of consumer installment loans secured by equipment. Unsecured financing receivables include private-label credit card financing. A substantial majority of these cards are not for general use and are limited to the products and services sold by the retailer. The private-label portfolio is diverse with no metropolitan area accounting for more than 5% of the related portfolio.

We assess overall credit quality of our U.S. installment and revolving credit portfolio using information from credit bureaus such as Fair Isaac Corporation (FICO) scores. FICO scores are generally obtained at origination of the account and are refreshed at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three categories; (a) 661 or higher, which are considered the strongest credits; (b) 601 to 660, which are considered moderate credit risk; and (c) 600 or less, which are considered weaker credits.

	Refreshed FICO score
	March 31, 2015			December 31, 2014
	661 or	601 to	600 or	661 or	601 to	600 or
(in millions)	higher	660	less	higher	660	less

U.S. installment and
revolving credit	$40,761	$11,681	$4,486	$43,466	$11,865	$4,532

U.S. installment and revolving credit accounts with FICO scores of 600 or less have an average outstanding balance less than one thousand U.S. dollars and are primarily concentrated in our retail card and sales financing portfolios, which minimizes the potential for loss in the event of default. For lower credit scores, we adequately price for the incremental risk at origination and monitor credit migration through our risk ratings process. We continuously adjust our credit line underwriting management and collection strategies based on customer behavior and risk profile changes.

For our Consumer - Other portfolio, we develop our internal risk ratings for this portfolio in a manner consistent with the process used to develop our Commercial credit quality indicators, described above. We use the borrower's credit quality and underlying collateral strength to determine the potential risk of loss from these activities.

At March 31, 2015, Consumer – Other financing receivables of $1,038 million, $114 million and $168 million were rated A, B and C, respectively. At December 31, 2014, Consumer – Other financing receivables of $5,006 million, $276 million and $382 million were rated A, B and C, respectively.
98 2015 1Q FORM 10-Q

EXHIBITS

Exhibit 10(a)	Amendment to the General Electric Supplementary Pension Plan.
Exhibit 11 Exhibit 12	Computation of Per Share Earnings.* Computation of Ratio of Earnings to Fixed Charges.
Exhibit 31(a)	Certification Pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 31(b)	Certification Pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.
Exhibit 99(a)	Financial Measures That Supplement Generally Accepted Accounting Principles.
Exhibit 99(b)
Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12 to General Electric Capital Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (Commission file number 001-06461)).

Exhibit 101
The following materials from General Electric Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three months ended March 31, 2015 and 2014, (ii) Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statement of Changes in Shareowners' Equity for the three months ended March 31, 2015 and 2014, (iv) Statement of Financial Position at March 31, 2015 and December 31, 2014, (v) Statement of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

* Data required by Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share, is provided in Note 13 to the Consolidated Financial Statements in this Report.

99 2015 1Q FORM 10-Q

FORM 10-Q CROSS REFERENCE INDEX

Item Number		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	49-98

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5-43,45

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Not applicable(a)

Item 4.	Controls and Procedures	44

Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	46-47

Item 1A.	Risk Factors	Not applicable(b)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	Not applicable

Item 4.	Mine Safety Disclosures	Not applicable

Item 5.	Other Information	Not applicable

Item 6.	Exhibits	99

Signatures		101

(a)
There have been no significant changes to our market risk since December 31, 2014. For a discussion of our exposure to market risk, refer to our Annual Report on Form 10-K for the year ended December 31, 2014.

(b)	There have been no significant changes to our risk factors since December 31, 2014. For a discussion of our risk factors, refer to our Annual Report on Form 10-K for the year ended December 31, 2014.
100 2015 1Q FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
May 4, 2015	/s/ Jan R. Hauser
Date	Jan R. Hauser Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

101 2015 1Q FORM 10-Q