Form 10-Q/A
period 2015-03-31
GENERAL ELECTRIC CO
filed 2015-05-15
CIK 40545

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

Explanatory Note

This amendment (Form 10-Q/A) is being provided for the sole purpose of attaching Exhibit 10(a) that was inadvertently omitted from our Form 10-Q for the period ended March 31, 2015 as filed on May 4, 2015, due to a transmission error.

Item 6. Exhibits.

Exhibit 10(a)	Amendment to the General Electric Supplementary Pension Plan.
Exhibit 31(a)	Certification Pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 31(b)	Certification Pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934, as Amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
May 15, 2015	/s/ Jan R. Hauser
Date	Jan R. Hauser Vice President and Controller Duly Authorized Officer and Principal Accounting Officer