Form 10-Q
period 2015-06-30
GENERAL ELECTRIC CO
filed 2015-07-30
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015 OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 10,096,429,000 shares of common stock with a par value of $0.06 per share outstanding at June 30, 2015.

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

	our ability to complete incremental asset sales as part of that plan in a timely manner (or at all) and at the prices we have assumed;

changes in law, economic and financial conditions, including interest and exchange rate volatility, commodity and equity prices and the value of financial assets, including the impact of these conditions on our ability to sell or the value of incremental assets to be sold as part of our announced plan to reduce the size of our financial services businesses as well as other aspects of that plan;

	the impact of conditions in the financial and credit markets on the availability and cost of GECC's funding, and GECC's exposure to counterparties;
	the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults;
	pending and future mortgage loan repurchase claims and other litigation claims in connection with WMC, which may affect our estimates of liability, including possible loss estimates;
	our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so;
	the adequacy of our cash flows and earnings and other conditions, which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels;
	GECC's ability to pay dividends to GE at the planned level, which may be affected by GECC's cash flows and earnings, financial services regulation and oversight, and other factors;
	our ability to convert pre-order commitments/wins into orders;
	the price we realize on orders since commitments/wins are stated at list prices;
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

our success in completing, including obtaining regulatory approvals for, announced transactions, such as the proposed transactions and alliances with Alstom, Appliances and our announced plan to reduce the size of our financial services businesses, and our ability to realize anticipated earnings and savings;

	our success in integrating acquired businesses and operating joint ventures;
	the impact of potential information technology or data security breaches; and
	the other factors that are described in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.
2015 2Q FORM 10-Q 4

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


GE Capital Verticals or Verticals – the adding together of GE Capital businesses that we expect to retain, principally its vertical financing businesses—GE Capital Aviation Services (GECAS), Energy Financial Services and Healthcare Equipment Finance—that directly relate to the Company's core industrial domain and other operations, including Working Capital Solutions, our run-off insurance activities, and allocated corporate costs.

2015 2Q FORM 10-Q 5

OTHER TERMS USED BY GE

	Revenues – unless otherwise indicated, we refer to captions such as "revenues and other income", simply as revenues.
	Organic revenues – revenues excluding the effects of acquisitions, dispositions and foreign currency exchange.
	Earnings – unless otherwise indicated, we refer to captions such as "earnings from continuing operations attributable to the company" simply as earnings.
	Earnings per share (EPS) – unless otherwise indicated, we refer to "earnings per share from continuing operations attributable to the company" simply as earnings per share.
	Operating earnings – GE earnings from continuing operations attributable to the company excluding the impact of non-operating pension costs.
	Segment profit – refers to the operating profit of the industrial segments and the net earnings of the financial services segment. See page 12 for a description of the basis for segment profits.
	Operating pension costs – comprise the service cost of benefits earned, prior service cost amortization and curtailment loss for our principal pension plans.
	Non-operating pension costs – comprise the expected return on plan assets, interest cost on benefit obligations and net actuarial loss amortization for our principal pension plans.

NON-GAAP FINANCIAL MEASURES

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered "non-GAAP financial measures" under the SEC rules. Specifically, we have referred, in various sections of this Form 10-Q Report, to:

	Operating earnings (loss) and operating EPS
	GE Industrial operating + Verticals EPS
	Operating and non-operating pension costs
	Industrial segment organic revenue growth
	Oil & Gas organic revenue and operating profit growth
	Industrial cash flows from operating activities (Industrial CFOA)
	Adjusted Corporate Costs (Operating)
	GE Capital ending net investment (ENI), excluding liquidity
	GECC Tier 1 common ratio estimate

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures are included in Exhibit 99(a) to this Form 10-Q Report. Non-GAAP financial measures referred to in this Form 10-Q Report are designated with an asterisk (*).

2015 2Q FORM 10-Q 6

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

THE GE CAPITAL EXIT PLAN

On April 10, 2015, the Company announced its plan (the GE Capital Exit Plan) to reduce the size of its financial services businesses through the sale of most of the assets of GECC over the following 24 months and to focus on continued investment and growth in the Company's industrial businesses. Under the GE Capital Exit Plan, which was approved on April 2, 2015 and aspects of which were approved on March 31, 2015, the Company will retain certain GECC businesses, principally its vertical financing businesses—GE Capital Aviation Services (GECAS), Energy Financial Services and Healthcare Equipment Finance—that directly relate to the Company's core industrial domain and other operations, including Working Capital Solutions and our run-off insurance activities (together referred to as GE Capital Verticals or Verticals). The assets planned for disposition include Real Estate, most of Commercial Lending and Leasing (CLL) and all Consumer platforms (including all U.S. banking assets). The Company expects to execute this strategy using an efficient approach for exiting non-vertical assets that works for the Company's and GECC's debt holders and the Company's shareowners. An element of this approach involves a merger of GECC into the Company to assure compliance with debt covenants as GECC exits non-vertical assets, and the creation of a new intermediate holding company to hold GECC's businesses after the merger. The Company has discussed the GE Capital Exit Plan, aspects of which are subject to regulatory review and approval, with its regulators and staff of the Financial Stability Oversight Council (FSOC) and will work closely with these bodies to take the actions necessary over time to terminate the FSOC's designation of GECC (and the new intermediate holding company, as applicable) as a nonbank systemically important financial institution (nonbank SIFI).

SALES AGREEMENTS

During the first half of 2015, GE signed agreements to sell approximately $68 billion of ENI, excluding liquidity (as originally reported at December 31, 2014) of which $32 billion and $23 billion related to the Real Estate and CLL businesses, respectively. Of these signed agreements, approximately $20 billion of Real Estate transactions have closed, including the majority of GECC's Real Estate debt and equity portfolio sold to funds managed by The Blackstone Group (which, in turn, sold a portion of this portfolio to Wells Fargo & Company). In connection with The Blackstone Group transactions, GECC will provide approximately $3.5 billion of seller financing to The Blackstone Group, which GECC intends to syndicate by 2016. The signed CLL transactions include approximately $11.2 billion related to its U.S. Sponsor Finance business with Canada Pension Plan Investment Board, approximately $8.8 billion related to its Global Fleet Services business with Element Financial Corporation and Arval and approximately $2.5 billion related to its European Sponsor Finance business with Sumitomo Mitsui Banking Corporation.

2015 2Q FORM 10-Q 7

AFTER-TAX CHARGES RELATED TO THE GE CAPITAL EXIT PLAN

In connection with the GE Capital Exit Plan announced on April 10, the Company estimated that it would incur approximately $23 billion in after-tax charges through 2016, approximately $6 billion of which are expected to result in future net cash expenditures. These charges relate to: business dispositions, including goodwill allocations (approximately $13 billion), tax expense related to expected repatriation of foreign earnings and write-off of deferred tax assets (approximately $7 billion), and restructuring and other charges (approximately $3 billion).

In the first and second quarters of 2015, GE recorded $16.1 billion and $4.6 billion, respectively, of after-tax charges related to the GE Capital Exit Plan. As a result of certain businesses meeting discontinued operations criteria, $6.7 billion of first quarter after-tax charges and $4.4 billion of second quarter after-tax charges (including $4.3 billion related to CLL) were reported in discontinued operations.

GUARANTEE

As part of the GE Capital Exit Plan, on April 10, 2015, the Company and GECC entered into an amendment to their existing financial support agreement. Under this amendment (the Amendment), the Company has provided a full and unconditional guarantee (the Guarantee) of the payment of principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GECC identified in the Amendment. In the aggregate, the Guarantee applied to approximately $207 billion of GECC debt as of June 30, 2015. The Guarantee replaced the requirement that the Company make certain income maintenance payments to GECC in certain circumstances. GECC's U.S. public indentures were concurrently amended to provide the full and unconditional guarantee by the Company set forth in the Guarantee.

OUR EMPLOYEES AND EMPLOYEE RELATIONS

In June 2015, we negotiated new four-year collective bargaining agreements with most of our U.S. unions. These agreements will continue to provide employees with good wages and benefits while addressing competitive realities facing the Company.

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

For additional information related to the GE Capital Exit Plan, GE Capital segment operations and the credit quality of financing receivables, refer to the General Electric Capital Corporation quarterly report on Form 10-Q for the three months ended June 30, 2015.

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
2015 2Q FORM 10-Q 8

KEY PERFORMANCE INDICATORS

 (Dollars in billions; per-share amounts in dollars)

REVENUES PERFORMANCE			INDUSTRIAL SEGMENT PROFIT	INDUSTRIAL SEGMENT MARGIN

	2Q 2015	YTD 2015
Industrial Segment	0%	0%
Industrial Segment Organic*	5%	4%
Financial Services	(1)%	(13)%
EARNINGS PER SHARE			INDUSTRIAL ORDERS	INDUSTRIAL BACKLOG
¢ ¢ Earnings ¢ ¢ Operating Earnings*			Equipment Services		Equipment Services
				(a) Prior period reflects an update for Oil & Gas services backlog.
IND'L OPERATING + VERTICALS EPS*			SIGNIFICANT DEVELOPMENTS IN 2015

We announced the GE Capital Exit Plan in April 2015 and as of June 30, 2015 GECC's Real Estate business and most of the CLL business have been classified as discontinued operations.

During the first quarter of 2015, we signed an agreement to sell our consumer finance business in Australia and New Zealand for approximately 6.8 billion Australian dollars and 1.4 billion New Zealand dollars, respectively.

We acquired Milestone Aviation Group, a helicopter leasing business, for approximately $1.8 billion on January 30, 2015.

The effects of the stronger U.S. dollar in the six months ended June 30, 2015, primarily related to the euro, decreased consolidated revenues by $2.5 billion.

GE returned $4.8 billion to shareowners in the six months ended June 30, 2015 through dividends and stock buybacks.

Verticals include businesses expected to be retained (GECAS, EFS, Healthcare Equipment Finance, Working Capital Solutions, and run-off insurance), including allocated corporate costs.
GE CFOA
	GECC Dividend Industrial CFOA*
*Non-GAAP Financial Measure

2015 2Q FORM 10-Q 9

CONSOLIDATED RESULTS

THREE AND SIX MONTHS ENDED JUNE 30
(Dollars in billions)

REVENUES	INDUSTRIAL SEGMENT EQUIPMENT & SERVICES REVENUES
Equipment Services
COMMENTARY: 2015 - 2014

THREE MONTHS ENDED
Consolidated revenues increased $0.5 billion, or 2%.
Industrial segment revenues were flat, reflecting the unfavorable impact of foreign exchange of $1.3 billion, partially offset by organic growth* of 5%.
Financial Services revenues decreased 1% as a result of the effects of dispositions, the effects of currency exchange and organic revenue declines, partially offset by higher gains and the effects of acquisitions.
The effects of acquisitions increased consolidated revenues $0.2 billion and $0.7 billion in 2015 and 2014, respectively. The effects of dispositions on revenues were an insignificant amount and a decrease $0.5 billion in 2015 and 2014, respectively.

SIX MONTHS ENDED
Consolidated revenues decreased $1.4 billion, or 2%, primarily due to the impact of foreign exchange of $2.5 billion.
Industrial segment revenues were flat, reflecting the unfavorable impact of foreign exchange of $2.3 billion, partially offset by organic growth* of 4%.
Financial Services revenues decreased 13%, primarily due to the effects of the GE Capital Exit Plan.
The effects of acquisitions increased consolidated revenues $0.4 billion and $1.3 billion in 2015 and 2014, respectively. Dispositions affected our ongoing results through lower revenues of $0.3 billion and $2.5 billion in 2015 and 2014, respectively.

*Non-GAAP Financial Measure

2015 2Q FORM 10-Q 10

THREE AND SIX MONTHS ENDED JUNE 30
(Dollars in billions)

EARNINGS (LOSS)	INDUSTRIAL SELLING, GENERAL & ADMINISTRATIVE (SG&A) AS A % OF SALES

  Earnings   Operating Earnings*
COMMENTARY: 2015 - 2014

THREE MONTHS ENDED
Consolidated earnings decreased $0.5 billion, or 17% primarily due to lower financial services income.
Industrial segment profit increased 5% with five of seven segments growing earnings.
Industrial segment margin increased 70 basis points (bps) driven by higher productivity, volume and pricing, partially offset by negative business mix and the impact of the stronger U.S. dollar.
Financial Services earnings decreased 78% primarily due to core decreases, including charges associated with the GE Capital Exit Plan, partially offset by higher gains and the effects of dispositions.
The effects of acquisitions on our consolidated net earnings were an insignificant amount and an increase of $0.1 billion in 2015 and 2014, respectively. The effects of dispositions on net earnings and settlements were an increase of $0.3 billion in 2015 and a decrease of $0.2 billion in 2014.
Industrial SG&A as a percentage of total sales decreased to 14.0% primarily as a result of favorable impacts of global cost reduction initiatives, lower acquisitions costs and non-operating pension costs, partially offset by restructuring costs.

SIX MONTHS ENDED
Consolidated earnings decreased $10.1 billion primarily due to lower financial services income resulting from charges associated with the GE Capital Exit Plan of $9.4 billion. The charges included: tax expense related to expected repatriation of foreign earnings and write-off of deferred tax assets; asset impairments due to shortened hold periods; and charges on businesses held for sale, including goodwill allocation.
Industrial segment profit increased 6% with five of seven segments growing earnings.
Industrial segment margin increased 100 bps driven by higher productivity, volume and pricing, partially offset by the impact of the stronger U.S. dollar, the effects of inflation and negative business mix.
Financial Services earnings decreased significantly primarily due to charges associated with the GE Capital Exit Plan.
The effects of acquisitions on our consolidated net earnings were increases of $0.1 billion in 2015 and $0.2 billion in 2014. The effects of dispositions and settlements on net earnings were an increase of $0.3 billion in 2015 and a decrease of $1.4 billion in 2014.
Industrial SG&A as a percentage of total sales decreased to 15.0% primarily as a result of favorable impacts of global cost reduction initiatives, partially offset by higher non-operating pension costs, restructuring and acquisition-related costs.

See the "Other Consolidated Information" section within the MD&A of this Form 10-Q for a discussion of income taxes.

*Non-GAAP Financial Measure
2015 2Q FORM 10-Q 11

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

PLANNED ACQUISITION OF ALSTOM IMPACTS MULTIPLE SEGMENTS

During the second quarter of 2014, GE's offer to acquire the Thermal, Renewables and Grid businesses of Alstom for approximately €12.4 billion (to be adjusted for the assumed net cash or liability at closing) was positively recommended by Alstom's board of directors. As part of the transaction, Alstom and the French Government signed a memorandum of understanding for the formation of three joint ventures in grid technology, renewable energy, and global nuclear and French steam power. Alstom will invest approximately €2.6 billion in these joint ventures at the closing of the proposed transaction.

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

In the second quarter of 2015, the European Commission indicated that it had competition concerns with the proposed transaction. In response, and while GE continues to believe that the transaction is pro-competitive, GE has proposed remedies to address the Commission's concerns while preserving the strategic and economic rationale of the proposed transaction. In addition, Alstom has agreed to contribute financially to the remedies being offered by GE through a €300 million reduction in the purchase price of the transaction. The transaction continues to remain subject to regulatory approvals and is still targeted to close in 2015.

The acquisition and alliances with Alstom will impact our Power & Water and Energy Management segments. The impact of acquired businesses on individual segments will be affected by a number of variables, including operating performance, purchase accounting impacts and expected synergies. In addition, due to the amount of time between signing and closing, the operations of the businesses may fluctuate and impact the overall valuation of the acquired businesses at the time of close and, accordingly, may affect the amounts assigned to the assets and liabilities recorded in purchase accounting.

2015 2Q FORM 10-Q 12

PLANNED SALE OF APPLIANCES

In the third quarter of 2014, we signed an agreement to sell our Appliances business to Electrolux for approximately $3.3 billion. On July 1, 2015, we were notified that the Department of Justice had initiated court proceedings seeking to enjoin the sale of Appliances to Electrolux.  Electrolux and GE intend to defend the proposed transaction and GE is targeting to close the deal in 2015.

SEGMENT RESULTS

SUMMARY OF OPERATING SEGMENTS

	Three months ended June 30			Six months ended June 30
(In millions)	2015	2014	V%	2015	2014	V%

Revenues
Power & Water	$6,801	$6,292	8%	$12,517	$11,801	6%
Oil & Gas	4,062	4,761	(15)%	8,023	9,069	(12)%
Energy Management	1,768	1,856	(5)%	3,453	3,528	(2)%
Aviation	6,252	6,090	3%	11,926	11,868	- %
Healthcare	4,337	4,483	(3)%	8,412	8,681	(3)%
Transportation	1,420	1,306	9%	2,728	2,533	8%
Appliances & Lighting	2,235	2,120	5%	4,176	3,977	5%
Total industrial segment revenues	26,875	26,908	- %	51,235	51,457	- %
GE Capital	6,218	6,275	(1)%	11,141	12,839	(13)%
Total segment revenues	33,093	33,183	- %	62,376	64,296	(3)%
Corporate items and eliminations	(339)	(923)	(63)%	(1,325)	(1,808)	(27)%
Consolidated revenues	$32,754	$32,260	2%	$61,051	$62,488	(2)%

Segment profit (loss)
Power & Water	$1,221	$1,133	8%	$2,092	$2,021	4%
Oil & Gas	583	665	(12)%	1,015	1,111	(9)%
Energy Management	82	69	19%	110	74	49%
Aviation	1,269	1,197	6%	2,583	2,312	12%
Healthcare	705	730	(3)%	1,292	1,300	(1)%
Transportation	331	270	23%	556	472	18%
Appliances & Lighting	165	102	62%	268	155	73%
Total industrial segment profit	4,356	4,166	5%	7,916	7,445	6%
GE Capital	218	1,002	(78)%	(8,289)	2,248	U
Total segment profit (loss)	4,574	5,168	(11)%	(373)	9,693	U
Corporate items and eliminations	(1,186)	(1,474)	(20)%	(2,878)	(3,016)	(5)%
GE interest and other financial charges	(414)	(401)	3%	(803)	(765)	5%
GE provision for income taxes	(584)	(409)	43%	(890)	(727)	22%
Earnings (loss) from continuing operations
attributable to the Company	2,390	2,884	(17)%	(4,944)	5,185	U
Earnings (loss) from discontinued
operations, net of taxes	(3,750)	661	U	(9,989)	1,359	U
Consolidated net earnings (loss)
attributable to the Company	$(1,360)	$3,545	U	$(14,933)	$6,544	U
	\			\
2015 2Q FORM 10-Q 13

POWER & WATER

OPERATIONAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
 (Dollars in billions)

2015 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES
(a) Includes Water Process Technologies and Nuclear
Services Equipment
ORDERS	BACKLOG
Equipment Services	Equipment Services
UNIT SALES

2015 2Q FORM 10-Q 14

FINANCIAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
 (Dollars in billions)

SEGMENT REVENUES & PROFIT			SEGMENT PROFIT MARGIN
  Revenue   Profit

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY: 2015 - 2014
THREE MONTHS ENDED
Segment revenues up $0.5 billion or 8%;
Segment profit up $0.1 billion or 8% as a result of:

The increase in revenues was primarily due to higher volume, mainly driven by higher equipment sales at Renewable Energy and higher prices, partially offset by lower equipment sales at Distributed Power and the effects of the stronger U.S. dollar.
The increase in profit was mainly due to higher volume, higher price and higher base cost productivity more than offsetting H turbine build costs. These increases were partially offset by negative business mix.

	Revenues	Profit
June 30, 2014	$6.3	$1.1
Volume	0.8	0.1
Price	0.1	0.1
Foreign Exchange	(0.4)	-
(Inflation)/Deflation	N/A	-
Mix	N/A	(0.2)
Productivity	N/A	0.1
Other	-	-
June 30, 2015	$6.8	$1.2

SIX MONTHS ENDED
Segment revenues up $0.7 billion or 6%;
Segment profit up $0.1 billion or 4% as a result of:

The increase in revenues was primarily due to higher volume, mainly driven by higher equipment sales at PGP and higher service sales at PGS, higher price and higher other income, partially offset by lower volume of equipment sales at Distributed Power, as well as the impact of the stronger U.S. dollar.
The increase in profit was mainly due to higher volume and higher price, partially offset by unfavorable business mix, lower productivity and the impact of the stronger U.S. dollar.

	Revenues	Profit
June 30, 2014	$11.8	$2.0
Volume	1.2	0.2
Price	0.1	0.1
Foreign Exchange	(0.7)	(0.1)
(Inflation)/Deflation	N/A	-
Mix	N/A	(0.1)
Productivity	N/A	(0.1)
Other	0.1	0.1
June 30, 2015	$12.5	$2.1

2015 2Q FORM 10-Q 15

OIL & GAS

OPERATIONAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
 (Dollars in billions)

2015 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES

(a)Our drilling product line, previously part of Drilling & Surface (D&S), was realigned as part of Subsea Systems effective January 1, 2015. Accordingly, D&S is now Surface and Subsea Systems is now Subsea Systems & Drilling.

Services Equipment
ORDERS	BACKLOG
Equipment Services	(a)Prior period reflects an update for Oil & Gas services backlog.	Equipment Services

2015 2Q FORM 10-Q 16

FINANCIAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
 (Dollars in billions)

SEGMENT REVENUES & PROFIT			SEGMENT PROFIT MARGIN
  Revenues   Profit

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY: 2015 - 2014
THREE MONTHS ENDED
Segment revenues down $0.7 billion or 15%;
Segment profit down $0.1 billion or 12% as a result of:

The decrease in revenues was primarily due to the effects of the stronger U.S. dollar and lower volume, mainly driven by lower equipment sales at Turbomachinery and M&C and lower service sales at Surface. Organic revenues* for the second quarter of 2015 were down 4% compared with the second quarter of 2014.
The decrease in profit reflects the effects of the stronger U.S. dollar ($0.1 billion). Organic operating profit* grew 5% in the second quarter of 2015.

	Revenues	Profit
June 30, 2014	$4.8	$0.7
Volume	(0.3)	-
Price	-	-
Foreign Exchange	(0.5)	(0.1)
(Inflation)/Deflation	N/A	-
Mix	N/A	-
Productivity	N/A	-
Other	0.1	0.1
June 30, 2015	$4.1	$0.6

SIX MONTHS ENDED
Segment revenues down $1.1 billion or 12%;
Segment profit down $0.1 billion or 9% as a result of:

The decrease in revenues was primarily due to the effects of the stronger U.S. dollar and lower volume. Organic revenues* for the six months ended June 30, 2015 were down 2% compared with the same period of 2014.
The decrease in profit reflects the effects of the stronger U.S. dollar ($0.2 billion). Organic operating profit* grew 8% in the six months ended June 30, 2015.

	Revenues	Profit
June 30, 2014	$9.1	$1.1
Volume	(0.2)	-
Price	-	-
Foreign Exchange	(0.8)	(0.2)
(Inflation)/Deflation	N/A	-
Mix	N/A	-
Productivity	N/A	0.2
Other	(0.1)	(0.1)
June 30, 2015	$8.0	$1.0

*Non-GAAP Financial Measure
2015 2Q FORM 10-Q 17

ENERGY MANAGEMENT

OPERATIONAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
 (Dollars in billions)

2015 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES

Services Equipment
ORDERS	BACKLOG
Equipment Services	Equipment Services

2015 2Q FORM 10-Q 18

FINANCIAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
 (Dollars in billions)

SEGMENT REVENUES & PROFIT	SEGMENT PROFIT MARGIN

  Revenue   Profit

COMMENTARY: 2015 - 2014
THREE MONTHS ENDED Segment revenues down $0.1 billion or 5% as a result of:	SIX MONTHS ENDED Segment revenues down $0.1 billion or 2% as a result of:
The impact of the stronger U.S. dollar ($0.2 billion), partially offset by higher sales volume ($0.1 billion).	The impact of the stronger U.S. dollar ($0.3 billion), partially offset by higher volume ($0.2 billion).
Segment profit up 19% as a result of:	Segment profit up 49% as a result of:
Continued cost reductions.	Improved productivity ($0.1 billion).

2015 2Q FORM 10-Q 19

            AVIATION

OPERATIONAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
(Dollars in billions)

2015 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES

Services Equipment
ORDERS	BACKLOG
Equipment Services	Equipment Services
UNIT SALES
(a)GEnx engines are a subset of commercial engines (b)Commercial spares shipment rate in millions of dollars per day

2015 2Q FORM 10-Q 20

FINANCIAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
 (Dollars in billions)

SEGMENT REVENUES & PROFIT			SEGMENT PROFIT MARGIN
  Revenues   Profit

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY: 2015 - 2014
THREE MONTHS ENDED
Segment revenues up $0.2 billion or 3%;
Segment profit up $0.1 billion or 6% as a result of:

The increase in revenues was primarily due to higher prices in our Commercial Engines business and spare parts.
The increase in profit was mainly due to higher prices in our Commercial Engines business and spare parts, partially offset by higher inflation.

	Revenues	Profit
June 30, 2014	$6.1	$1.2
Volume	-	-
Price	0.2	0.2
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	(0.1)
Mix	N/A	-
Productivity	N/A	-
Other	-	(0.1)
June 30, 2015	$6.3	$1.3

SIX MONTHS ENDED
Segment revenues up $0.1 billion;
Segment profit up $0.3 billion or 12% as a result of:

The increase in revenues was primarily due to higher prices, partially offset by lower volume driven by Military.
The increase in profit was mainly due to higher prices in our Commercial Engines and Commercial Services businesses as well as improved productivity. These increases were partially offset by the effects of inflation and lower volume.

	Revenues	Profit
June 30, 2014	$11.9	$2.3
Volume	(0.3)	(0.1)
Price	0.4	0.4
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	(0.2)
Mix	N/A	0.1
Productivity	N/A	0.1
Other	-	-
June 30, 2015	$11.9	$2.6

2015 2Q FORM 10-Q 21

HEALTHCARE

OPERATIONAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
(Dollars in billions)

2015 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES

Services Equipment
ORDERS	BACKLOG
Equipment Services	Equipment Services

2015 2Q FORM 10-Q 22

FINANCIAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
 (Dollars in billions)

SEGMENT REVENUES & PROFIT			SEGMENT PROFIT MARGIN
  Revenue   Profit

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY: 2015 - 2014
THREE MONTHS ENDED
Segment revenues down $0.1 billion or 3%;
Segment profit down 3% as a result of:

The decrease in revenues was due to the impact of the stronger U.S. dollar and lower prices, mainly in Healthcare Systems. These decreases were partially offset by higher volume, mainly driven by Life Sciences.
The decrease in profit was due to lower prices, mainly in Healthcare Systems, partially offset by higher productivity, including SG&A cost reductions.

	Revenues	Profit
June 30, 2014	$4.5	$0.7
Volume	0.2	-
Price	(0.1)	(0.1)
Foreign Exchange	(0.3)	-
(Inflation)/Deflation	NA	-
Mix	N/A	-
Productivity	N/A	0.1
Other	-	-
June 30, 2015	$4.3	$0.7

SIX MONTHS ENDED
Segment revenues down $0.3 billion or 3%;
Segment profit down 1% as a result of:

The decrease in revenues was due to the impact of the stronger U.S. dollar and lower prices, mainly in Healthcare Systems. These decreases were partially offset by higher volume, mainly driven by Life Sciences.
The decrease in profit was due to the effects of inflation and lower prices, mainly in Healthcare Systems, partially offset by higher productivity, including SG&A cost reductions, and increased volume.

	Revenues	Profit
June 30, 2014	$8.7	$1.3
Volume	0.4	0.1
Price	(0.1)	(0.1)
Foreign Exchange	(0.5)	-
(Inflation)/Deflation	N/A	(0.1)
Mix	N/A	-
Productivity	N/A	0.2
Other	-	-
June 30, 2015	$8.4	$1.3

2015 2Q FORM 10-Q 23

            TRANSPORTATION

OPERATIONAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
 (Dollars in billions)

2015 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES
(a) Includes Marine, Stationary & Drilling
Services Equipment
ORDERS	BACKLOG
Equipment Services	Equipment Services
UNIT SALES

2015 2Q FORM 10-Q 24

FINANCIAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
(Dollars in billions)

SEGMENT REVENUES & PROFIT	SEGMENT PROFIT MARGIN
  Revenue   Profit

COMMENTARY: 2015 - 2014
THREE MONTHS ENDED
Segment revenues up $0.1 billion or 9% as a result of:
Higher volume ($0.1 billion), primarily due to higher locomotive and services sales.

Segment profit up $0.1 billion or 23% as a result of:
Improved productivity ($0.1 billion).

SIX MONTHS ENDED
Segment revenues up $0.2 billion or 8% as a result of:
Higher volume ($0.2 billion), due to higher locomotive equipment sales.

Segment profit up $0.1 billion or 18% as a result of:
Higher productivity driven by locomotive sales ($0.1 billion), partially offset by an unfavorable business mix ($0.1 billion).

2015 2Q FORM 10-Q 25

            APPLIANCES & LIGHTING

OPERATIONAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
 (Dollar in billions)

2015 YTD SUB-SEGMENT REVENUES

FINANCIAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30 (Dollar in billions)
SEGMENT REVENUES & PROFIT	SEGMENT PROFIT MARGIN
  Revenue   Profit

COMMENTARY: 2015 - 2014
THREE MONTHS ENDED
Segment revenues up $0.1 billion or 5% as a result of:
Higher volume ($0.1 billion) driven by higher sales at Appliances.

Segment profit up $0.1 billion or 62% as a result of:
Improved productivity ($0.1 billion), including the effects of classifying Appliances as a business held for sale in the third quarter of 2014.

SIX MONTHS ENDED
Segment revenues up $0.2 billion or 5% as a result of:
Higher volume ($0.2 billion) driven by higher sales at Appliances.

Segment profit up $0.1 billion or 73% as a result of:
Improved productivity ($0.1 billion), including the effects of classifying Appliances as a business held for sale, partially offset by lower prices.

2015 2Q FORM 10-Q 26

GE CAPITAL

OPERATIONAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
 (Dollars in billions)

2015 YTD SUB-SEGMENT REVENUES

ENDING NET INVESTMENT, EXCLUDING LIQUIDITY*	TIER 1 COMMON RATIO ESTIMATE*

SIGNIFICANT TRENDS & DEVELOPMENTS


The GE Capital Exit Plan - As previously discussed, on April 10, 2015, the Company announced its plan to reduce the size of the financial services businesses through the sale of most of the assets of GECC over the following 24 months. It is expected that as a result of the GE Capital Exit Plan, the GE Capital businesses that will remain with GE will account for about $90 billion in ending net investment (ENI), excluding liquidity, including about $40 billion in the U.S. ENI is a metric used to measure the total capital invested in the financial services businesses. GE Capital's ENI, excluding liquidity* was $179 billion at June 30, 2015.

During the first half of 2015, GE signed agreements to sell approximately $68 billion of ENI, excluding liquidity (as originally reported at December 31, 2014) of which $32 billion and $23 billion related to the Real Estate and CLL businesses, respectively. Of these signed agreements, approximately $20 billion of Real Estate transactions have closed, including the majority of GECC's Real Estate debt and equity portfolio sold to funds managed by The Blackstone Group (which, in turn, sold a portion of this portfolio to Wells Fargo & Company). In connection with The Blackstone Group transactions, GECC will provide approximately $3.5 billion of seller financing to The Blackstone Group, which GECC intends to syndicate by 2016. The signed CLL transactions include approximately $11.2 billion related to its U.S. Sponsor Finance business with Canada Pension Plan Investment Board, approximately $8.8 billion related to its Global Fleet Services business with Element Financial Corporation and Arval and approximately $2.5 billion related to its European Sponsor Finance business with Sumitomo Mitsui Banking Corporation
In the first and second quarters of 2015, GE recorded $16.1 billion and $4.6 billion, respectively, of after-tax charges related to the GE Capital Exit Plan. As a result of certain businesses meeting discontinued operations criteria, $6.7 billion of first quarter after-tax charges and $4.4 billion of second quarter after-tax charges (including $4.3 billion related to CLL) were reported in discontinued operations.
	Budapest Bank – On June 29, 2015 we closed the sale of Budapest Bank to Hungary's government.

* Non-GAAP Financial Measure

2015 2Q FORM 10-Q 27


Australia and New Zealand (ANZ) Consumer Lending - During the first quarter of 2015, we signed an agreement to sell our consumer finance business in Australia and New Zealand to a consortium including KKR, Varde Partners and Deutsche Bank for approximately 6.0 billion Australian dollars and 1.4 billion New Zealand dollars, respectively.

	Milestone Aviation Group – On January 30, 2015, GECAS acquired Milestone Aviation Group, a helicopter leasing business, for approximately $1.8 billion.

Synchrony Financial – In connection with Synchrony Financial's planned separation from GE, Synchrony Financial filed the related application to the Federal Reserve Board on April 30, 2015. For a further discussion of the Synchrony Financial transaction, see the Synchrony Financial annual report on Form 10-K for the year ended December 31, 2014 and the 2015 quarterly reports on Forms 10-Q.

	Dividends - GECC paid no quarterly dividends and $0.5 billion of quarterly dividends to GE in the three and six months ended June 30, 2015, respectively.

FINANCIAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
 (Dollars in billions)

SEGMENT REVENUES & PROFIT (LOSS)(a)
  Revenue   Profit (Loss)	( a) Interest and other financial charges and income taxes are included in determining segment profit (loss) for the GE Capital segment.

COMMENTARY: 2015 - 2014

Segment revenues decreased 1% in the three months ended June 30, 2015 as a result of the effects of dispositions, the effects of currency exchange and organic revenue declines, partially offset by higher gains and the effects of acquisitions. Net earnings decreased 78% primarily due to core decreases, including charges associated with the GE Capital Exit Plan, partially offset by higher gains and the effects of dispositions.

Segment revenues decreased 13% and net earnings decreased significantly in the six months ended June 30, 2015, primarily due to the effects of the GE Capital Exit Plan.

COMMERCIAL LENDING AND LEASING

During the second quarter of 2015, the majority of CLL's business met held for sale criteria and was classified as discontinued operations. See Note 2 for additional information. The discussion below relates solely to the portion of CLL's business classified as continuing operations, which include Healthcare Equipment Finance and Working Capital Solutions.

CLL 2015 revenues increased 4% and net earnings increased 12% in the three months ended June 30, 2015. Revenues increased primarily as a result of organic revenue growth. Net earnings increased reflecting core increases.

CLL 2015 revenues increased 3% and net earnings increased 8% in the six months ended June 30, 2015. Revenues increased primarily as a result of organic revenue growth. Net earnings increased reflecting core increases.

2015 2Q FORM 10-Q 28

CONSUMER

Consumer 2015 revenues decreased 2% and net earnings decreased 3% in the three months ended June 30, 2015. Revenues decreased as a result of the effects of dispositions ($0.2 billion) and the effects of currency exchange ($0.1 billion), partially offset by organic revenue growth ($0.2 billion) and higher gains ($0.1 billion). Net earnings decreased as a result of core decreases ($0.1 billion), partially offset by the effects of dispositions ($0.1 billion).

Consumer 2015 revenues decreased 22% and net earnings decreased unfavorably in the six months ended June 30, 2015. Revenues decreased as a result of higher impairments ($1.4 billion), the effects of dispositions ($0.3 billion) and the effects of currency exchange ($0.2 billion), partially offset by organic revenue growth ($0.2 billion) and higher gains ($0.1 billion). Net earnings decreased as a result of higher provisions for losses on financing receivables ($2.1 billion), higher impairments ($1.2 billion) and core decreases ($0.4 billion). These decreases are primarily related to the reclassification of assets within Consumer to financing receivables held-for-sale recorded at the lower of cost or fair value, less cost to sell, and asset impairments related to equity method investments in connection with the GE Capital Exit Plan.

ENERGY FINANCIAL SERVICES

Energy Financial Services 2015 revenues increased 29% and net earnings increased 43% in the three months ended June 30, 2015. Revenues increased as a result of higher gains ($0.2 billion), partially offset by organic revenue declines ($0.1 billion). Net earnings increased as a result of higher gains ($0.1 billion), partially offset by core decreases ($0.1 billion).

Energy Financial Services 2015 revenues decreased 12% and net earnings decreased 37% in the six months ended June 30, 2015. Revenues decreased as a result of organic revenue declines ($0.2 billion), partially offset by lower impairments ($0.1 billion). Net earnings decreased as a result of core decreases ($0.2 billion), partially offset by lower impairments ($0.1 billion).

GECAS

GECAS 2015 revenues were flat and net earnings increased 5% in the three months ended June 30, 2015. Revenues reflected organic revenue declines ($0.1 billion), offset by the effects of acquisitions ($0.1 billion) and higher gains. Net earnings increased as a result of lower impairments, the effects of acquisitions and higher gains, partially offset by core decreases ($0.1 billion).

GECAS 2015 revenues decreased 2% and net earnings decreased 4% in the six months ended June 30, 2015. Revenues decreased as a result of organic revenue declines ($0.2 billion), partially offset by the effects of acquisitions ($0.1 billion) and higher gains. Net earnings decreased as a result of core decreases ($0.2 billion), partially offset by lower impairments ($0.1 billion) and the effects of acquisitions.

2015 2Q FORM 10-Q 29

CORPORATE ITEMS AND ELIMINATIONS

REVENUES AND OPERATING PROFIT (COST)

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Revenues
Gains on disposed or held for sale businesses	$49	$91	$49	$91
NBCU settlement	450	-	450	-
Eliminations and other	(838)	(1,014)	(1,824)	(1,899)
Total Corporate Items and Eliminations	$(339)	$(923)	$(1,325)	$(1,808)

Operating profit (cost)
Gains on disposed or held for sale businesses	$49	$91	$49	$91
NBCU settlement	450	-	450	-
Principal retirement plans(a)	(673)	(582)	(1,461)	$(1,163)
Restructuring and other charges	(399)	(407)	(821)	(783)
Eliminations and other	(613)	(576)	(1,095)	(1,161)
Total Corporate Items and Eliminations	$(1,186)	$(1,474)	$(2,878)	$(3,016)

CORPORATE COSTS

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Total Corporate Items and Eliminations	$(1,186)	$(1,474)	$(2,878)	$(3,016)
Less non-operating pension cost	(689)	(529)	(1,384)	(1,055)
Total Corporate costs (operating)*	$(497)	$(945)	$(1,494)	$(1,961)
Less restructuring and other charges, gains and settlement	100	(316)	(322)	(692)
Adjusted total corporate costs (operating)*	$(597)	$(629)	$(1,172)	$(1,269)

(a)
Included non-operating pension cost* of $0.7 billion and $0.5 billion in the three months ended June 30, 2015 and 2014, respectively, and $1.4 billion and $1.1 billion in the six months ended June 30, 2015 and 2014, respectively, which includes expected return on plan assets, interest costs and non-cash amortization of actuarial gains and losses.

2015 – 2014 COMMENTARY: THREE MONTHS ENDED JUNE 30

Revenues and other income increased $0.6 billion, primarily a result of:
	$0.5 billion higher other income from a settlement related to the NBCU transaction, and
	$0.1 billion of lower inter-segment eliminations.

Operating costs decreased $0.3 billion, primarily as a result of:

$0.5 billion higher income from a settlement related to the NBCU transaction, partially offset by $0.1 billion higher costs associated with our principal retirement plans including the effects of lower discount rates and updated mortality assumptions.

2015 – 2014 COMMENTARY: SIX MONTHS ENDED JUNE 30

Revenues and other income increased $0.5 billion, primarily a result of:
	$0.5 billion higher other income from a settlement related to the NBCU transaction.

Operating costs decreased $0.1 billion, primarily as a result of:

$0.5 billion higher income from the NBCU transaction, partially offset by $0.3 billion higher costs associated with our principal retirement plans including the effects of lower discount rates and updated mortality assumptions.

*Non-GAAP Financial Measure

2015 2Q FORM 10-Q 30

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

COSTS

	Three months ended June 30		Six months ended June 30
(In billions)	2015	2014	2015	2014

Power & Water	$0.1	$0.2	$0.2	$0.3
Oil & Gas	0.2	0.1	0.3	0.1
Energy Management	-	0.1	0.1	0.1
Aviation	-	0.1	-	0.1
Healthcare	0.1	0.1	0.1	0.2
Transportation	-	-	-	-
Appliances & Lighting	-	-	-	-
Total	$0.4	$0.5	$0.7	$0.9

GAINS

	Three months ended June 30		Six months ended June 30
(In billions)	2015	2014	2015	2014

Power & Water	$-	$-	$-	$-
Oil & Gas(a)	-	0.1	-	0.1
Energy Management	-	-	-	-
Aviation	-	-	-	-
Healthcare	-	-	-	-
Transportation	-	-	-	-
Appliances & Lighting	-	-	-	-
Total	$-	$0.1	$-	$0.1

(a)            Related to a fuel dispenser business disposition in 2014.
2015 2Q FORM 10-Q 31

DISCONTINUED OPERATIONS

Discontinued operations primarily included most of our CLL business, our Real Estate business and our U.S. mortgage business (WMC). All of these operations were previously reported in the GE Capital segment.

Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Earnings (loss) from discontinued operations, net of taxes	$(3,750)	$661	$(9,989)	$1,359

2015 – 2014 COMMENTARY: THREE MONTHS ENDED JUNE 30

The second quarter 2015 loss from discontinued operations, net of taxes, primarily reflected the following:
	$3.7 billion after-tax loss at our CLL business (including a $4.3 billion loss on the planned disposal).

The second quarter 2014 earnings from discontinued operations, net of taxes, primarily reflected the following:
	$0.4 billion of earnings from operations at our CLL business and
	$0.3 billion of earnings from operations at our Real Estate business.

2015 – 2014 COMMENTARY: SIX MONTHS ENDED JUNE 30

The 2015 loss from discontinued operations, net of taxes, primarily reflected the following:
	$7.7 billion after-tax loss at our CLL business (including a $7.2 billion loss on the planned disposal) and
	$2.3 billion after-tax loss at our Real Estate business (including a $2.4 billion loss on the planned disposal).

The 2014 earnings from discontinued operations, net of taxes, primarily reflected the following:
	$0.9 billion of earnings from operations at our CLL business and
	$0.5 billion of earnings from operations at our Real Estate business.

For additional information related to discontinued operations, see Note 2 to the consolidated financial statements.
2015 2Q FORM 10-Q 32

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

CONSOLIDATED – THREE AND SIX MONTHS ENDED JUNE 30
(Dollars in billions)

PROVISION FOR INCOME TAXES

2015 – 2014 COMMENTARY: THREE MONTHS ENDED JUNE 30


The consolidated income tax provision increased due to additional tax expense associated with the GE Capital Exit Plan, a smaller benefit from the adjustment to the projected full-year effective tax rate and an increase in pre-tax income taxed at above the average tax rate.


The consolidated tax provision includes $0.4 billion and $0.6 billion for GE (excluding GECC) for the second quarters of 2014 and 2015, respectively. The increase related primarily to higher pre-tax income taxed at above the average tax rate.

2015 – 2014 COMMENTARY: SIX MONTHS ENDED JUNE 30


The consolidated income tax rate for the six months ended June 30, 2015 was greater than 100% as the positive tax expense of $7.1 billion exceeded pre-tax income of $2.3 billion due to charges associated with GE Capital Exit Plan.


As discussed in Note 10 to the consolidated financial statements, during the first six months ended June 30, 2015 in conjunction with the GE Capital Exit Plan, we incurred tax expense of $6.3 billion related to expected repatriation of foreign earnings and write-off of deferred tax assets.

	The increase in the income tax expense is primarily due to the tax expense incurred as part of the GE Capital Exit Plan.

The consolidated tax provision includes $0.7 billion and $0.9 billion for GE (excluding GECC) for the first six months of 2014 and 2015, respectively. The increase is related primarily to higher pre-tax income taxed at above the average tax rate.

2015 2Q FORM 10-Q 33

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

MAJOR CHANGES IN OUR FINANCIAL POSITION FOR THE SIX MONTHS ENDED JUNE 30, 2015

	GECC Financing receivables-net decreased $41.4 billion. See the following GECC Financing Receivables section for additional information.
	GECC Financing receivables held for sale increased $27.2 billion. See the following GECC Financing Receivables Held for Sale section for additional information.
	Assets of discontinued operations decreased $32.1 billion, primarily due to Real Estate of $19.3 billion and the CLL businesses of $12.6 billion. See Note 2 for additional information.

Borrowings decreased $19.1 billion, primarily due to net repayments on GECC borrowings of $16.0 billion, along with a $6.2 billion reduction in the balances driven by the strengthening of the U.S. dollar against all major currencies, partially offset by new debt issuances by GE of $3.5 billion.

	Deferred income taxes increased $5.4 billion primarily due to deferred tax asset write-offs resulting from the GE Capital Exit Plan, along with the remeasurement of postretirement benefit plans.

2015 2Q FORM 10-Q 34

GECC FINANCING RECEIVABLES
Financing receivables held for investment are those that we have the intent and ability to hold for the foreseeable future and are measured at the principal amount outstanding, net of the allowance for losses, write-offs, unamortized discounts and premiums, and net deferred loan fees or costs.

At June 30, 2015, our financing receivables portfolio primarily relates to GECAS, Energy Financial Services, Healthcare Equipment Finance (that directly relate to GE's core industrial businesses), Working Capital Solutions, which purchases GE customer receivables, and Synchrony Financial, our U.S. consumer business. The portfolios in our GECAS and Energy Financial Services businesses are collateralized by commercial aircraft and operating assets in the global energy and water industries, respectively. Our Healthcare Equipment Finance portfolio is collateralized by equipment used in the healthcare industry and the Working Capital Solutions portfolio is substantially recourse to GE or insured. Both the Healthcare Equipment Finance and Working Capital Solutions portfolios are reported in the CLL segment. Substantially all of the Synchrony Financial portfolio consists of U.S. consumer credit card and sales finance receivables and are reported in the Consumer segment.

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

GECC FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES(a)

(Dollars in millions)	June 30, 2015		December 31, 2014

Financing receivables	$84,476		$126,561
Nonaccrual receivables	368	(b)	1,996
Allowance for losses	3,393		4,104

Nonaccrual financing receivables as a percent of financing receivables	0.4%		1.6%
Allowance for losses as a percent of nonaccrual financing receivables	(c)		205.6
Allowance for losses as a percent of total financing receivables	4.0		3.2

(a)	For additional information related to the portfolio of financing receivables, refer to the GECC quarterly report on Form 10-Q for the period ended June 30, 2015.
(b)
Substantially all of our $0.4 billion of nonaccrual loans at June 30, 2015, are currently paying in accordance with the contractual terms. We continue to accrue interest on consumer credit cards until the accounts are written off in the period the account becomes 180 days past due.

(c)	Not meaningful.
2015 2Q FORM 10-Q 35

Financing receivables, before allowance for losses, decreased $42.1 billion from December 31, 2014, primarily as a result of reclassifications to financing receivables held for sale or assets of businesses held for sale (primarily Consumer) ($33.7 billion), write-offs ($4.8 billion) and the stronger U.S. dollar ($4.0 billion), partially offset by originations exceeding collections (which includes sales) ($0.9 billion).

Nonaccrual receivables decreased $1.6 billion from December 31, 2014, primarily due to reclassifications to financing receivables held for sale (including write-offs) or assets of businesses held for sale (primarily Consumer).

Allowance for losses decreased $0.7 billion from December 31, 2014, primarily as a result of write-offs on financing receivables reclassified to financing receivables held for sale and the transfer of that portion of the allowance for losses related to financing receivables reclassified to assets of businesses held for sale (primarily Consumer). The allowance for losses as a percent of total financing receivables increased from 3.2% at December 31, 2014 to 4.0% at June 30, 2015 reflecting decreases in both the allowance for losses and the overall financing receivables balance related to the financing receivables reclassified to financing receivables held for sale and assets of businesses held for sale as part of the GE Capital Exit Plan.

GECC FINANCING RECEIVABLES HELD FOR SALE

Financing receivables held for sale are recorded at the lower of cost or fair value, less cost to sell, and represent those financing receivables that management does not intend to hold for the foreseeable future. Subsequent declines in fair value are recognized in the period in which they occur. Valuations are primarily performed on a portfolio basis, except for commercial financing receivables, which may be performed on an individual financing receivable basis. Interest income on financing receivables held for sale is accrued and subject to the nonaccrual policies described above. Because financing receivables held for sale are recognized at the lower of cost or fair value, less cost to sell, the allowance for losses and write-off policies do not apply to these financing receivables.

During the first quarter of 2015, we transferred all of our non-U.S. Consumer financing receivables to financing receivables held for sale or assets of businesses held for sale as a result of the GE Capital Exit Plan and the signing of an agreement to sell our consumer finance business in Australia and New Zealand.

The transfer of financing receivables to financing receivables held for sale and assets of businesses held for sale in the six months ended June 30, 2015, totaled $28.2 billion and $5.5 billion, respectively. Prior to transferring the financing receivables to financing receivables held for sale we recognized a pre-tax provision for losses on financing receivables of $2.4 billion ($2.2 billion after-tax) to reduce the carrying value of the financing receivables to the lower of cost or fair value, less cost to sell, and wrote-off the associated balance of the allowance for losses of $2.9 billion to establish a new cost basis of the financing receivables held for sale at June 30, 2015.

For businesses held for sale, financing receivable balances of $5.5 billion and the related allowance for loan losses of $0.2 billion were reclassified to assets of businesses held for sale. The businesses held for sale were recorded at the lower of cost or fair value, less cost to sell, at June 30, 2015.

A majority of the provision for losses on financing receivables recognized upon the transfer of financing receivables to financing receivables held for sale during the six months ended June 30, 2015 relates to our Consumer non-U.S. residential mortgage portfolios in the U.K., France, Poland and Spain, which primarily comprise variable rate mortgages with a remaining weighted average maturity of more than ten years. We estimate that the effect on the provision for losses is largely attributable to credit loss exposures that are not incurred losses recognizable under GAAP but nevertheless affect fair value that would be determined by a market participant when pricing the portfolio.

As a result of the GE Capital Exit Plan and transfer of financing receivables to financing receivables held for sale or assets of businesses held for sale, nonaccrual receivables and impaired loan balances at December 31, 2014 were reduced by $1.2 billion and $1.0 billion, respectively. Loans held for sale are not reported as impaired, as these loans are recorded at lower of cost or fair value, less cost to sell.

Further information on financing receivables held for sale is provided in Note 2 to the consolidated financial statements.

2015 2Q FORM 10-Q 36

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

GECC relies on a diversified source of funding, including the unsecured term debt markets, the global commercial paper markets, deposits, secured funding, retail funding products, bank borrowings and securitizations to fund its balance sheet. We also rely on cash generated through collection of principal, interest and other payments on our existing portfolio of loans and leases as well as dispositions to fund our operating and interest expense costs. GECC's liquidity position is targeted to meet its obligations under both normal and stressed conditions. GECC establishes a funding plan annually that is based on the projected asset size and cash needs of the Company, which, over the past few years, has incorporated our strategy to reduce our ending net investment in GE Capital. In connection with the GE Capital Exit Plan, we do not intend to issue any incremental GECC unsecured term debt in the next five years. We expect to maintain an elevated liquidity position as we generate cash from asset sales, returning to more normalized levels in 2019. While we maintain elevated liquidity levels, we may engage in liability management actions, such as buying back debt, based on market and economic conditions.

Our 2015 GECC funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of long-term debt ($37.0 billion at December 31, 2014), principally through dispositions, asset sales and cash on hand. Long-term maturities and early redemptions were $8.1 billion in the second quarter of 2015.

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

On April 10, 2015, Moody's Investors Service (Moody's) downgraded the senior unsecured debt rating for GE to A1 from Aa3 following GE's April 10 announcement of the GE Capital Exit Plan. GE's P-1 short-term rating was affirmed. Moody's affirmed GECC's A1/P-1 ratings. The rating outlook for GE and GECC remains stable. On April 10, 2015, Standard & Poor's Rating Services (S&P) affirmed GE's AA+/A-1+ ratings and GECC's AA+/A-1+ ratings each with a stable outlook.

On May 28, 2015, GE issued €3,150 million senior unsecured debt, composed of €650 million of Floating Rate Notes due 2020, €1,250 million of 1.250% Notes due 2023 and €1,250 million of 1.875% Notes due 2027.

2015 2Q FORM 10-Q 37

LIQUIDITY SOURCES

In addition to GE cash of $17.0 billion at June 30, 2015, GECC maintained liquidity sources of $84.6 billion that consisted of cash and equivalents of $74.6 billion, high-quality, liquid investments of $3.3 billion and cash and equivalents of $6.7 billion classified as discontinued operations and businesses held for sale. Additionally, we have $45.9 billion of committed unused credit lines.

CASH AND EQUIVALENTS

(In billions)	June 30, 2015		June 30, 2015

GE(a)	$17.0	U.S.	$28.2
GECC(b)	74.6	Non-U.S.(c)	63.4

(a)
At June 30, 2015, $2.7 billion of GE cash and equivalents was held in countries with currency controls that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. These funds are available to fund operations and growth in these countries and we do not currently anticipate a need to transfer these funds to the U.S.

(b)	At June 30, 2015, GECC cash and equivalents of about $19.8 billion were in regulated banks and insurance entities and were subject to regulatory restrictions.
(c)
Of this amount at June 30, 2015, $10.4 billion was considered indefinitely reinvested. Indefinitely reinvested cash held outside of the U.S. is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund our needs in the U.S. on a short-term basis through short-term loans, without being subject to U.S. tax. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and the total of all such loans is required to be outstanding for less than 60 days during the year. If we were to repatriate indefinitely reinvested cash held outside the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes.

COMMITTED UNUSED CREDIT LINES

(In billions)	June 30, 2015

Revolving credit agreements (exceeding one year)	$24.5
Revolving credit agreements (364-day line)(a)	21.4
Total(b)	$45.9

(a)	Included $20.6 billion that contains a term-out feature that allows us to extend borrowings for two years from the date on which such borrowings would otherwise be due.
(b)
Total committed unused credit lines were extended to us by 48 financial institutions. GECC can borrow up to $45.1 billion under these credit lines. GE can borrow up to $15.5 billion under certain of these credit lines.

FUNDING PLAN

We reduced our GE Capital ENI, excluding liquidity*, to $179 billion at June 30, 2015.

During the first six months of 2015, GECC completed issuances of $8.1 billion of senior unsecured debt (excluding securitizations described below) with maturities up to 10 years. In February 2015, Synchrony Financial issued an additional $1.0 billion of senior unsecured debt maturing in 2020.

COMMERCIAL PAPER

(In billions)	GE	GECC

Average commercial paper borrowings during the second quarter of 2015	$8.6	$25.1
Maximum commercial paper borrowings outstanding during the second quarter of 2015	11.0	25.8

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

*Non-GAAP Financial Measure

2015 2Q FORM 10-Q 38

We securitize financial assets as an alternative source of funding. During the first six months of 2015, we completed $0.5 billion of non-recourse issuances and $2.9 billion of non-recourse borrowings matured. At June 30, 2015, consolidated non-recourse securitization borrowings were $17.0 billion.

We have nine deposit-taking banks outside of the U.S. and two deposit-taking banks in the U.S. – Synchrony Bank (formerly GE Capital Retail Bank), a Federal Savings Bank (FSB), and GE Capital Bank, an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) in maturity terms up to 10 years. GE Capital Bank is classified as discontinued operations.

ALTERNATIVE FUNDING

(In billions)

Total alternative funding at December 31, 2014	$86.4
Total alternative funding at June 30, 2015	78.4
Bank deposits	45.8
Non-recourse securitization borrowings	17.0
Funding secured by real estate, aircraft and other collateral	5.2
GE Interest Plus notes	2.5
Bank unsecured	7.9

As a matter of general practice, we routinely evaluate the economic impact of calling debt instruments where GECC has the right to exercise a call. In determining whether to call debt, we consider the economic benefit to GECC of calling debt, the effect of calling debt on GECC's liquidity profile and other factors. During the first six months of 2015, we did not call any long-term debt.

INCOME MAINTENANCE AGREEMENT AND GE GUARANTEE OF CERTAIN GECC DEBT

GE provides implicit and explicit support to GECC through commitments, capital contributions and operating support. As part of the GE Capital Exit Plan, on April 10, 2015, GE and GECC entered into an amendment to their existing financial support agreement. Under this amendment (the Amendment), the Company has provided a full and unconditional guarantee (the Guarantee) of the payment of principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GECC identified in the Amendment. In the aggregate, the Guarantee applied to approximately $207 billion of GECC debt as of June 30, 2015. The Guarantee replaced the requirement that the Company make certain income maintenance payments to GECC in certain circumstances.  GECC's U.S. public indentures were concurrently amended to provide the full and unconditional guarantee by the Company set forth in the Guarantee.

STATEMENT OF CASH FLOWS - SIX MONTHS ENDED JUNE 30, 2015

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

2015 2Q FORM 10-Q 39

GE CASH FLOWS – SIX MONTHS ENDED JUNE 30

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

2015 – 2014 COMMENTARY

GE cash from operating activities increased $0.5 billion primarily due to the following:

An increase of operating cash collections of $0.5 billion to $51.0 billion in 2015. This increase is primarily driven by a $0.5 billion payment from a settlement related to the NBCU transaction, prepayments on service contracts of $0.2 billion and higher collections of current receivables of $0.3 billion. These increases were partially offset by lower progress collections of $0.6 billion.


A decrease of operating cash payments of $0.9 billion to $47.6 billion in 2015. This decrease is primarily driven by decreased spend on inventory in the six months ended June 30, 2015 compared with that of 2014.


Further, GECC paid quarterly dividends of $0.5 billion and no special dividends to GE in the six months ended June 30, 2015. GECC paid quarterly dividends of $1.1 billion and special dividends of $0.3 billion to GE in the six months ended June 30, 2014.

GE cash used for investing activities decreased $1.5 billion primarily due to the following:

Lower business acquisition activity of $2.0 billion primarily driven by the 2014 acquisitions of certain Thermo Fisher Scientific Inc. life-science businesses for $1.1 billion, Cameron's Reciprocating Compression Division for $0.6 billion and API Healthcare (API) for $0.3 billion.

	This is partially offset by $0.3 billion lower proceeds from principal business dispositions.

GE cash used for financing activities decreased $3.1 billion primarily due to the following:
	A decrease in net repurchases of GE shares for treasury in accordance with our share repurchase program of $1.9 billion.
	A decrease in net change in borrowings (maturities of 90 days or less) of $0.7 billion.
	Further, GE issued $3.4 billion and $3.0 billion of unsecured notes in the six months ended June 30, 2015 and 2014.

2015 2Q FORM 10-Q 40

GECC CASH FLOWS – SIX MONTHS ENDED JUNE 30

OPERATING CASH FLOWS		INVESTING CASH FLOWS		FINANCING CASH FLOWS

2014	2015	2014	2015	2014	2015

2015 – 2014 COMMENTARY:

GECC cash from operating activities decreased $3.0 billion primarily due to the following:
	A decrease in net cash collateral activity with counterparties on derivative contracts of $2.5 billion.

GECC cash from investing activities increased $17.6 billion primarily due to the following:
	In 2015, we closed the sale of certain of our Real Estate businesses for proceeds of $15.6 billion.
	A net increase in financing receivables activity of $2.4 billion driven by higher net collections (which includes sales) of financing receivables.
	The 2014 payment of our obligation to the buyer of GE Money Japan for $1.7 billion.
	These increases were partially offset by the 2015 acquisition of Milestone Aviation Group, resulting in net cash paid of $1.7 billion.

GECC cash used for financing activities increased $5.4 billion primarily due to the following:
	Higher net repayments of borrowings of $4.2 billion driven primarily by an increase in long-term debt maturities and a decrease in issuances of senior unsecured notes.
	A decrease in deposits at our banks of $2.0 billion.

These increases were partially offset by GECC paying quarterly dividends of $0.5 billion and no special dividends to GE in the six months ended June 30, 2015. GECC paid quarterly dividends of $1.1 billion and special dividends of $0.3 billion to GE in the six months ended June 30, 2014.

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

GE sells customer receivables to GECC in part to fund the growth of our industrial businesses. These transactions can result in cash generation or cash use. During any given period, GE receives cash from the sale of receivables to GECC. It also foregoes collection of cash on receivables sold. The incremental amount of cash received from sales of receivables in excess of the cash GE would have otherwise collected had those receivables not been sold, represents the cash generated or used in the period relating to this activity. The incremental cash generated in GE CFOA from selling these receivables to GECC decreased GE's CFOA by $1.8 billion and $0.3 billion for the six months ended June 30, 2015 and 2014, respectively.

See Note 17 to the consolidated financial statements in this Form 10-Q Report for additional information about the eliminations of intercompany transactions between GE and GECC.

2015 2Q FORM 10-Q 41

EXPOSURES

GECC SELECTED EUROPEAN EXPOSURES

At June 30, 2015, we had $32.5 billion in financing receivables to consumer and commercial customers in Europe, including $26.6 billion classified as financing receivables held for sale, and $5.9 billion classified as assets held for investment. The GECC financing receivables portfolio in Europe is well diversified across European geographies and customers. Approximately 89% of the portfolio is secured by collateral. Several European countries, including Spain, Portugal, Ireland, Italy, Greece and Hungary (focus countries), have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The carrying value of GECC funded exposures in these focus countries and in the rest of Europe comprised the following at June 30, 2015.

							Rest of	Total
(In millions)	Spain	Portugal	Ireland	Italy	Greece	Hungary	Europe	Europe

Financing receivables - net (a)(d)	$356	$77	$252	$1,411	$-	$364	$3,451	$5,911
Financing receivables held for sale	344	62	14	-	-	-	26,173	26,593
Investments(b)(c)	3	-	-	-	-	-	1,810	1,813
Cost and equity method investments(d)	-	-	430	-	-	-	292	722
Derivatives, net of collateral(b)(e)	2	-	-	3	-	-	276	281
Equipment leased to others (ELTO)(f)	346	168	507	460	271	226	7,068	9,046

Total funded exposures(g)(h)	$1,051	$307	$1,203	$1,874	$271	$590	$39,070	$44,366

Unfunded commitments(i)	$-	$-	$43	$-	$-	$-	$2,375	$2,418

(a)	Financing receivable amounts are classified based on the location or nature of the related obligor.
(b)	Investments and derivatives are classified based on the location of the parent of the obligor or issuer.
(c)
Included $0.4 billion related to financial institutions, $47.4 million related to non-financial institutions and $1.4 billion related to sovereign issuers. We held no investments issued by sovereign entities in the countries of focus.

(d)	Substantially all is non-sovereign.
(e)	Net of cash collateral; entire amount is non-sovereign.
(f)
These assets are held under long-term investment and operating strategies, and our ELTO strategies contemplate an ability to redeploy assets under lease should default by the lessee occur. The values of these assets could be subject to decline or impairment in the current environment.

(g)
Excluded $32.8 billion of cash and equivalents, which is composed of $22.3 billion of cash on short-term placement with highly rated global financial institutions based in Europe, sovereign central banks and agencies or supranational entities, of which $0.2 billion is in focus countries, and $10.6 billion of cash and equivalents placed with highly rated European financial institutions on a short-term basis, secured by U.S. Treasury securities ($5.9 billion) and sovereign bonds of non-focus countries ($4.7 billion), where the value of our collateral exceeds the amount of our cash exposure.

(h)
Rest of Europe included $1.6 billion and $0.1 billion of exposure for Russia and Ukraine, respectively, substantially all ELTO and financing receivables related to commercial aircraft in our GECAS portfolio.

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
2015 2Q FORM 10-Q 42

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

For our operations in Venezuela, determining the appropriate exchange rate for remeasurement of bolivar-denominated net monetary assets into U.S. dollars continues to be subject to uncertainty. Through February 2015, the Venezuelan government operated three different exchange mechanisms: CENCOEX (the official exchange mechanism), SICAD1 and SICAD 2, subsequently it merged the SICAD mechanisms and introduced a new mechanism, the Marginal Currency System (SIMADI). This mechanism is intended to operate with fewer restrictions and its exchange rate on June 30, 2015 was approximately 199 bolivars per U.S. dollar compared to SICAD at 12.7 bolivars per U.S. dollar.

At the end of each period, we remeasure the net monetary assets of our Venezuela entities using the rate at which we expect them to be settled, including through the payment of dividends. During the period ended June 30, 2015, we did not access the SIMADI market and have continued to use the SICAD exchange rate to measure our net monetary assets.

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

Net monetary assets subject to remeasurement were approximately $88 million at June 30, 2015, including approximately $21 million in bolivar-denominated cash and cash equivalents and approximately $44 million related to a non-consolidated investment in our Appliances business, which is held for sale. In addition to our bolivar-denominated net monetary assets, we also have non-bolivar credit exposures of approximately $244 million at June 30, 2015 and recoverable amounts of non-monetary assets in Venezuela of approximately $97 million at June 30, 2015, which consists principally of inventory and property, plant and equipment.

OIL & GAS INDUSTRY

The sharp decline previously experienced in oil prices and the prospect of a continuation of prevailing oil prices could have mixed implications for the industries and countries in which we compete. In general, lower oil prices are expected to stimulate growth in oil importing countries while causing negative economic effects in many energy-exporting countries. Certain parts of our Oil & Gas business will experience declines in orders, project commencement delays and pricing pressures, while we expect that other parts will be less affected. In response to this uncertain industry outlook, we continue to execute cost actions with an increased focus on execution and productivity. We expect that relatively low oil prices will benefit our other businesses through lower direct material and other variable costs as well as through the expected stimulus-effect on growth in the U.S. and in other economies that rely on energy imports, including Europe, Japan and India.
2015 2Q FORM 10-Q 43

CRITICAL ACCOUNTING ESTIMATES

We utilized significant estimates in the preparation of the second quarter financial statements.

In addition to the discussion below on estimates used to determine the fair value of businesses and assets held for sale, please refer to the Critical Accounting Estimates section within MD&A and Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements of our Form 8-K Report filed on May 8, 2015 for a discussion of our accounting policies and the critical accounting estimates we use to: assess the recoverability of assets such as financing receivables and goodwill; determine the fair value of financial assets; and determine our provision for income taxes and recoverability of deferred tax assets.

BUSINESSES AND ASSETS HELD FOR SALE

Businesses held for sale represent components that meet the accounting requirements to be classified as held for sale and are presented as single asset and liability amounts in our financial statements with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value less cost to sell. Financing receivables that no longer qualify to be presented as held for investment must be classified as held for sale and recognized in our financial statements at the lower of cost or fair value, less cost to sell, with that amount representing a new cost basis at the date of transfer.

As previously discussed, as a result of the GE Capital Exit Plan, management has committed to reduce the size of its financial services businesses through the sale of most of the assets of GECC over the following 24 months. As a result, certain GECC businesses met the criteria to be classified as businesses held for sale and certain financing receivables were required to be recognized as held for sale at June 30, 2015.

The determination of fair value for businesses and portfolios of financing receivables involves significant judgments and assumptions. Development of estimates of fair values in this circumstance is complex and is dependent upon, among other factors, the nature of the potential sales transaction (for example, asset sale versus sale of legal entity), composition of assets and/or businesses in the disposal group, the comparability of the disposal group to market transactions, negotiations with third party purchasers etc. Such factors bear directly on the range of potential fair values and the selection of the best estimates. Key assumptions were developed based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction as of June 30, 2015.

We review all businesses and assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values.

Further information is provided in Notes 2 and 14 to the consolidated financial statements of this Form 10-Q Report.

2015 2Q FORM 10-Q 44

OTHER ITEMS

NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of this standard, with a revised effective date for fiscal years beginning after December 15, 2017. Early application is not permitted. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. The ASU amends the consolidation guidance for VIEs and general partners' investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect of the ASU on our consolidated financial statements and related disclosures. While we anticipate additional disclosures, we do not expect the ASU to have a significant impact on our consolidated financial statements.
2015 2Q FORM 10-Q 45

CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

OTHER FINANCIAL DATA

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

				Approximate
				dollar value
			Total number	of shares that
			of shares	may yet be
			purchased	purchased
			as part of	under our
	Total number	Average	our share	share
	of shares	price paid	repurchase	repurchase
Period	purchased(a)	per share	program(b)	program(b)
(Shares in thousands)

2015
April	1,732	$26.96	1,611
May	2,888	$27.36	2,807
June	763	$27.27	677
Total	5,383	$27.22	5,095	$49.9	billion

(a)	This category included 288 thousand shares repurchased from our various benefit plans.
(b)	Shares were repurchased through the 2015 GE Share Repurchase Program (the Program). As of June 30, 2015, we were authorized to repurchase up to $50 billion of our common stock through 2018 and we had repurchased a total of approximately $0.1 billion under the Program. The Program is flexible and shares will be acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public.

2015 2Q FORM 10-Q 46

REGULATIONS AND SUPERVISION

GECC is a regulated savings and loan holding company and in 2011 became subject to Federal Reserve Board (FRB) supervision under the Dodd-Frank Wall Street Reform and Consumer Protection Act (DFA). In 2013, the U.S. Financial Stability Oversight Council (FSOC) designated GECC as a nonbank systemically important financial institution (nonbank SIFI) under the DFA. As a result of this change in supervision and designation, stricter prudential regulatory standards and supervision apply to GECC. On July 20, 2015 the Federal Reserve published a final order applying enhanced prudential standards to GECC as a nonbank SIFI.

The final order staggers the application of the enhanced prudential standards with the first set of standards becoming applicable on January 1, 2016 and the second set becoming applicable on January 1, 2018. Beginning on January 1, 2016 GECC will be subject to the standardized approach for calculating capital adequacy. GECC will also be subject to a Liquidity Coverage Ratio (LCR) of 90% until December 31, 2016 at which time GECC will be subject to a 100% LCR coverage.

If GECC is still a nonbank SIFI on January 1, 2018 the second set of enhanced prudential standards will apply. These standards include the application of the Federal Reserve's capital plan rule, stress testing rules, enhanced leverage ratio requirements, enhanced governance requirements, daily liquidity calculations, additional reporting requirements and a market terms requirement for transactions between GE and GECC.

While the enhanced prudential standards do not subject GECC to the Federal Reserve's capital plan rule applicable to large bank holding companies until the capital planning cycle beginning January 1, 2018, GECC does undertake an annual review of their capital adequacy prior to establishing a plan for dividends to us, the parent. This review is based on a forward-looking assessment of their material enterprise risks and involves the consideration of a number of factors. This analysis also includes an assessment of their capital and liquidity levels, as well as incorporating risk management and governance considerations. The most recent capital adequacy review was approved by the GECC board of directors and the GE Board of Directors Risk Committee in 2014. While a savings and loan holding company and nonbank SIFI like GECC is currently not required to obtain FRB approval to pay a dividend, it may not, under FRB regulations, conduct its operations in an unsafe or unsound manner. The FRB has articulated factors that it expects boards of directors of bank holding companies and savings and loan holding companies to consider in determining whether to pay a dividend.

As a nonbank SIFI, GECC is also required to submit an annual resolution plan to the FRB and Federal Deposit Insurance Corporation (FDIC). GECC submitted its first resolution plan to the FRB and FDIC on June 30, 2014 and feedback was provided on July 28, 2015. GECC's second Resolution Plan is due December 31, 2015, and we will work to address the July 28, 2015 feedback. GECC's resolution plan describes how GECC could be resolved under existing insolvency regimes in a manner that mitigates potential disruption to the U.S. financial system and the global financial markets without the use of government support or taxpayer funds. If the FRB and FDIC determine that their resolution plan is deficient, the DFA authorizes the FRB and FDIC to impose more stringent capital, leverage or liquidity requirements on GECC or restrict their growth or activities until they submit a plan remedying the deficiencies. If the FRB and FDIC ultimately determine that GECC has not adequately addressed the deficiencies, they could order GECC to divest assets or operations in order to facilitate their orderly resolution in the event of their failure.

GECC is also subject to the Volcker Rule, which U.S. regulators finalized on December 10, 2013. The rule prohibits companies that are affiliated with U.S. insured depository institutions from engaging in "proprietary trading" or acquiring or retaining ownership interest in, or sponsoring or engaging in certain transactions with, a "hedge fund" or a "private equity fund." Proprietary trading and fund investing, as prohibited by the rule, are not core activities for GECC.

As discussed in Management's Discussion and Analysis, on April 10, 2015, the company announced the GE Capital Exit Plan to reduce the size of its financial services businesses. GE has discussed the GE Capital Exit Plan, aspects of which are subject to regulatory review and approval, with its regulators and staff of the FSOC and will work closely with these bodies to take the actions necessary over time to terminate the FSOC's designation of GECC (and the new intermediate holding company, as applicable) as a nonbank SIFI.
2015 2Q FORM 10-Q 47

LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

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

Four WMC cases are pending in the United States District Court for the District of Minnesota against US Bank National Association (US Bank), one of which was initiated by WMC seeking declaratory judgment. Three of these cases were filed in 2012, and one was filed in 2011. The Minnesota cases involve claims on approximately $800 million of mortgage loans and do not specify the amount of damages sought. In September 2013, the District Court granted in part and denied in part WMC's motions to dismiss or for summary judgment in these cases.  On September 8, 2014, US Bank filed a petition for instructions in the administration of trusts in Minnesota state court seeking authorization and instruction for US Bank to implement the terms of a settlement agreement reached with WMC to compromise, settle, and release all claims arising out of the securitizations at issue in these four lawsuits. In February 2015, two bondholders filed objections to the proposed settlement, and in response the court has scheduled an evidentiary hearing for October 2015. In light of the state court action seeking approval of the proposed settlement, the District Court entered orders in April 2015 staying further proceedings in the four cases until August 2015.

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

2015 2Q FORM 10-Q 48

Two cases are pending against WMC in the United States District Court for the Southern District of New York. One case, in which the plaintiff is BNY, was filed in the third quarter 2012. In the second quarter 2013, BNY filed an amended complaint in which it asserts claims on approximately $900 million of mortgage loans, and seeks to recover damages in excess of $378 million. In September 2013, the District Court denied WMC's motion to dismiss. On September 18, 2014, the District Court issued an order directing the parties to participate in settlement discussions before a private mediator or the assigned magistrate judge. Following this mediation, the parties reached a settlement in principle on the claims arising from a portion of the loans held in the trust (the "Group1" loans), and, as a result, on February 9, 2015 the District Court stayed the case as to these claims. The District Court has scheduled a trial on the remaining claims in the case to begin on September 21, 2015. The second case was initiated by the Federal Housing Finance Agency (FHFA), which filed a summons with notice in the fourth quarter 2012. In the second quarter 2013, Deutsche Bank, in its role as securitization trustee of the trust at issue in the case, intervened as a plaintiff and filed a complaint relating to approximately $1,300 million of loans and alleging losses in excess of approximately $100 million. In December 2013, the District Court issued an order denying WMC's motion to dismiss. In February 2015, the District Court on its own motion requested that the parties re-brief several issues raised by WMC's motion to dismiss.  On July 10, 2015, the District Court entered an order dismissing the lawsuit as time-barred under the applicable statute of limitations.

The amounts of the claims at issue in these cases (discussed above) reflect the purchase price or unpaid principal balances of the mortgage loans at issue at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. All of the mortgage loans involved in these lawsuits are included in WMC's reported claims at June 30, 2015. See Note 2 to the consolidated financial statements for additional information.

2015 2Q FORM 10-Q 49

[PAGE INTENTIONALLY LEFT BLANK]
2015 2Q FORM 10-Q 50

FINANCIAL STATEMENTS AND NOTES

Statement of Earnings (Loss)		52
Consolidated Statement of Comprehensive Income (Loss)		56
Consolidated Statement of Changes in Shareowners' Equity		57
Statement of Financial Position		58
Statement of Cash Flows		60
Notes to Consolidated Financial Statements
1	Basis of Presentation and Summary of Significant Accounting Policies	62
2	Businesses Held for Sale, Financing Receivables Held for Sale and Discontinued Operations	64
3	Investment Securities	69
4	Inventories	73
5	GECC Financing Receivables and Allowance for Losses	73
6	Property, Plant and Equipment	74
7	Acquisitions, Goodwill and Other Intangible Assets	75
8	Borrowings and Bank Deposits	78
9	Postretirement Benefit Plans	79
10	Income Taxes	80
11	Shareowners' Equity	81
12	GECC Revenues from Services	83
13	Earnings Per Share Information	84
14	Fair Value Measurements	85
15	Financial Instruments	90
16	Variable Interest Entities	96
17	Intercompany Transactions	98
18	Supplemental Information About the Credit Quality of Financing Receivables and Allowance for Losses	99

2015 2Q FORM 10-Q 51

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)
	Three months ended June 30
	General Electric Company
	and consolidated affiliates
(In millions; per-share amounts in dollars)	2015	2014

Revenues and other income
Sales of goods	$18,545	$18,229
Sales of services	7,512	7,869
Other income	780	338
GECC earnings from continuing operations	-	-
GECC revenues from services (Note 12)	5,917	5,824
Total revenues and other income	32,754	32,260

Costs and expenses
Cost of goods sold	14,302	14,655
Cost of services sold	5,721	5,351
Interest and other financial charges	1,286	1,299
Investment contracts, insurance losses and
insurance annuity benefits	660	658
Provision for losses on financing receivables (Note 5)	783	948
Other costs and expenses	6,419	6,273
Total costs and expenses	29,171	29,184

Earnings (loss) from continuing operations before income taxes	3,583	3,076
Benefit (provision) for income taxes	(968)	(192)
Earnings (loss) from continuing operations	2,615	2,884
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(3,750)	661
Net earnings (loss)	(1,135)	3,545
Less net earnings (loss) attributable to noncontrolling interests	225	-
Net earnings (loss) attributable to the Company	(1,360)	3,545
Preferred stock dividends declared	-	-
Net earnings (loss) attributable to GE common shareowners	$(1,360)	$3,545

Amounts attributable to GE common shareowners
Earnings (loss) from continuing operations	$2,615	$2,884
Less net earnings (loss) attributable to noncontrolling interests	225	-
Earnings (loss) from continuing operations attributable to the Company	2,390	2,884
GECC preferred stock dividends declared	-	-
Earnings (loss) from continuing operations attributable
to GE common shareowners	2,390	2,884
Earnings (loss) from discontinued operations, net of taxes	(3,750)	661
Net earnings (loss) attributable to GE common shareowners	$(1,360)	$3,545

Per-share amounts
Earnings (loss) from continuing operations
Diluted earnings (loss) per share	$0.24	$0.28
Basic earnings (loss) per share	$0.24	$0.29

Net earnings (loss)
Diluted earnings (loss) per share	$(0.13)	$0.35
Basic earnings (loss) per share	$(0.13)	$0.35

Dividends declared per common share	$0.23	$0.22

See Note 3 for other-than-temporary impairment amounts.

See accompanying notes.

2015 2Q FORM 10-Q 52

STATEMENT OF EARNINGS (LOSS) (CONTINUED)
(UNAUDITED)

	Three months ended June 30
	GE(a)		Financial Services (GECC)
(In millions; per-share amounts in dollars)	2015	2014	2015	2014

Revenues and other income
Sales of goods	$18,548	$18,265	$22	$34
Sales of services	7,592	7,961	-	-
Other income	770	292	-	-
GECC earnings (loss) from continuing operations	379	1,163	-	-
GECC revenues from services (Note 12)	-	-	6,196	6,241
Total revenues and other income	27,289	27,681	6,218	6,275

Costs and expenses
Cost of goods sold	14,307	14,693	22	31
Cost of services sold	5,801	5,443	-	-
Interest and other financial charges	414	401	996	1,024
Investment contracts, insurance losses and
insurance annuity benefits	-	-	710	698
Provision for losses on financing receivables (Note 5)	-	-	783	948
Other costs and expenses	3,661	3,861	2,851	2,618
Total costs and expenses	24,183	24,398	5,362	5,319

Earnings (loss) from continuing operations before income taxes	3,106	3,283	856	956
Benefit (provision) for income taxes	(584)	(409)	(384)	217
Earnings (loss) from continuing operations	2,522	2,874	472	1,173
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(3,750)	661	(3,747)	665
Net earnings (loss)	(1,228)	3,535	(3,275)	1,838
Less net earnings (loss) attributable to noncontrolling interests	132	(10)	93	10
Net earnings (loss) attributable to the Company	(1,360)	3,545	(3,368)	1,828
Preferred stock dividends declared	-	-	(161)	(161)
Net earnings (loss) attributable to GE common shareowners	$(1,360)	$3,545	$(3,529)	$1,667

Amounts attributable to GE common shareowners:
Earnings (loss) from continuing operations	$2,522	$2,874	$472	$1,173
Less net earnings (loss) attributable to noncontrolling interests	132	(10)	93	10
Earnings (loss) from continuing operations attributable to the Company	2,390	2,884	379	1,163
GECC preferred stock dividends declared	-	-	(161)	(161)
Earnings (loss) from continuing operations attributable
to GE common shareowners	2,390	2,884	218	1,002
Earnings (loss) from discontinued operations, net of taxes	(3,750)	661	(3,747)	665
Net earnings (loss) attributable to GE common shareowners	$(1,360)	$3,545	$(3,529)	$1,667

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis. See Note 1.

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

2015 2Q FORM 10-Q 53

STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)
	Six months ended June 30
	General Electric Company
	and consolidated affiliates
(In millions; per-share amounts in dollars)	2015	2014

Revenues and other income
Sales of goods	$35,144	$35,171
Sales of services	14,596	14,778
Other income	922	534
GECC earnings from continuing operations	-	-
GECC revenues from services (Note 12)	10,389	12,005
Total revenues and other income	61,051	62,488

Costs and expenses
Cost of goods sold	27,421	28,368
Cost of services sold	10,768	10,160
Interest and other financial charges	2,514	2,650
Investment contracts, insurance losses and
insurance annuity benefits	1,276	1,278
Provision for losses on financing receivables (Note 5)	3,898	1,835
Other costs and expenses	12,827	12,426
Total costs and expenses	58,704	56,717

Earnings (loss) from continuing operations before income taxes	2,347	5,771
Benefit (provision) for income taxes	(7,101)	(633)
Earnings (loss) from continuing operations	(4,754)	5,138
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(9,989)	1,359
Net earnings (loss)	(14,743)	6,497
Less net earnings (loss) attributable to noncontrolling interests	190	(47)
Net earnings (loss) attributable to the Company	(14,933)	6,544
Preferred stock dividends declared	-	-
Net earnings (loss) attributable to GE common shareowners	$(14,933)	$6,544

Amounts attributable to GE common shareowners
Earnings (loss) from continuing operations	$(4,754)	$5,138
Less net earnings (loss) attributable to noncontrolling interests	190	(47)
Earnings (loss) from continuing operations attributable to the Company	(4,944)	5,185
GECC preferred stock dividends declared	-	-
Earnings (loss) from continuing operations attributable
to GE common shareowners	(4,944)	5,185
Earnings (loss) from discontinued operations, net of taxes	(9,989)	1,359
Net earnings (loss) attributable to GE common shareowners	$(14,933)	$6,544

Per-share amounts
Earnings (loss) from continuing operations
Diluted earnings (loss) per share	$(0.49)	$0.51
Basic earnings (loss) per share	$(0.49)	$0.52

Net earnings (loss)
Diluted earnings (loss) per share	$(1.48)	$0.65
Basic earnings (loss) per share	$(1.48)	$0.65

Dividends declared per common share	$0.46	$0.44

See Note 3 for other-than-temporary impairment amounts.

See accompanying notes.

2015 2Q FORM 10-Q 54

STATEMENT OF EARNINGS (LOSS) (CONTINUED)
(UNAUDITED)

	Six months ended June 30
	GE(a)		Financial Services (GECC)
(In millions; per-share amounts in dollars)	2015	2014	2015	2014

Revenues and other income
Sales of goods	$35,196	$35,253	$43	$61
Sales of services	14,784	14,984	-	-
Other income	822	453	-	-
GECC earnings (loss) from continuing operations	(8,128)	2,409	-	-
GECC revenues from services (Note 12)	-	-	11,098	12,778
Total revenues and other income	42,674	53,099	11,141	12,839

Costs and expenses
Cost of goods sold	27,477	28,455	40	56
Cost of services sold	10,956	10,366	-	-
Interest and other financial charges	803	765	1,945	2,123
Investment contracts, insurance losses and
insurance annuity benefits	-	-	1,354	1,341
Provision for losses on financing receivables (Note 5)	-	-	3,898	1,835
Other costs and expenses	7,486	7,669	5,637	5,148
Total costs and expenses	46,722	47,255	12,874	10,503

Earnings (loss) from continuing operations before income taxes	(4,048)	5,844	(1,733)	2,336
Benefit (provision) for income taxes	(890)	(727)	(6,211)	94
Earnings (loss) from continuing operations	(4,938)	5,117	(7,944)	2,430
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(9,989)	1,359	(9,985)	1,364
Net earnings (loss)	(14,927)	6,476	(17,929)	3,794
Less net earnings (loss) attributable to noncontrolling interests	6	(68)	184	21
Net earnings (loss) attributable to the Company	(14,933)	6,544	(18,113)	3,773
Preferred stock dividends declared	-	-	(161)	(161)
Net earnings (loss) attributable to GE common shareowners	$(14,933)	$6,544	$(18,274)	$3,612

Amounts attributable to GE common shareowners:
Earnings (loss) from continuing operations	$(4,938)	$5,117	$(7,944)	$2,430
Less net earnings (loss) attributable to noncontrolling interests	6	(68)	184	21
Earnings (loss) from continuing operations attributable to the Company	(4,944)	5,185	(8,128)	2,409
GECC preferred stock dividends declared	-	-	(161)	(161)
Earnings (loss) from continuing operations attributable
to GE common shareowners	(4,944)	5,185	(8,289)	2,248
Earnings (loss) from discontinued operations, net of taxes	(9,989)	1,359	(9,985)	1,364
Net earnings (loss) attributable to GE common shareowners	$(14,933)	$6,544	$(18,274)	$3,612

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis. See Note 1.

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

2015 2Q FORM 10-Q 55

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Net earnings (loss)	$(1,135)	$3,545	$(14,743)	$6,497
Less net earnings (loss) attributable to noncontrolling interests	225	-	190	(47)
Net earnings (loss) attributable to the Company	$(1,360)	$3,545	$(14,933)	$6,544

Other comprehensive income (loss)
Investment securities	$(682)	$277	$(449)	$734
Currency translation adjustments	1,815	(108)	(3,521)	(59)
Cash flow hedges	86	13	40	81
Benefit plans	2,951	518	3,860	1,213
Other comprehensive income (loss)	4,170	700	(70)	1,969
Less other comprehensive income (loss) attributable to noncontrolling interests	12	9	(36)	7
Other comprehensive income (loss) attributable to the Company	$4,158	$691	$(34)	$1,962

Comprehensive income (loss)	$3,035	$4,245	$(14,813)	$8,466
Less comprehensive income (loss) attributable to noncontrolling interests	237	9	154	(40)
Comprehensive income (loss) attributable to the Company	$2,798	$4,236	$(14,967)	$8,506

Amounts presented net of taxes. See Note 11 for further information about other comprehensive income (loss) and noncontrolling interests.

See accompanying notes.

2015 2Q FORM 10-Q 56

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY
(UNAUDITED)

	Six months ended June 30
(In millions)	2015	2014

Shareowners' equity balance at January 1	$128,159	$130,566
Increases (decreases) from net earnings (loss) attributable to the Company	(14,933)	6,544
Dividends and other transactions with shareowners	(4,645)	(4,421)
Other comprehensive income (loss) attributable to the Company	(34)	1,962
Net sales (purchases) of shares for treasury	1,042	(673)
Changes in other capital	(86)	35
Ending balance at June 30	109,503	134,013
Noncontrolling interests	8,776	6,054
Total equity balance at June 30	$118,279	$140,067

See Note 11 for further information about changes in shareowners' equity.

See accompanying notes.

2015 2Q FORM 10-Q 57

STATEMENT OF FINANCIAL POSITION
	General Electric Company
	and consolidated affiliates
(In millions, except share amounts)	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and equivalents	$91,666	$84,927
Investment securities (Note 3)	39,438	38,400
Current receivables	21,760	23,237
Inventories (Note 4)	18,704	17,689
Financing receivables – net (Note 5 and 18)	70,827	110,255
Other GECC receivables	6,316	6,920
Property, plant and equipment – net (Note 6)	51,039	48,336
Investment in GECC	-	-
Goodwill (Note 7)	62,184	62,983
Other intangible assets – net (Note 7)	13,668	13,855
All other assets	45,511	47,905
Financing receivables held for sale (Note 2)	26,574	421
Assets of businesses held for sale (Note 2)	8,363	6,300
Assets of discontinued operations (Note 2)	154,876	186,934
Total assets(a)	$610,926	$648,162

Liabilities and equity
Short-term borrowings (Note 8)	$67,822	$70,714
Accounts payable, principally trade accounts	12,017	12,572
Progress collections and price adjustments accrued	11,442	12,537
Dividends payable	2,322	2,317
Other GE current liabilities	12,502	12,682
Non-recourse borrowings of consolidated securitization entities (Note 8)	16,991	19,369
Bank deposits (Note 8)	45,799	43,841
Long-term borrowings (Note 8)	185,351	199,182
Investment contracts, insurance liabilities and insurance annuity benefits	26,835	27,578
All other liabilities	61,027	63,720
Deferred income taxes	67	(5,352)
Liabilities of businesses held for sale (Note 2)	1,491	3,375
Liabilities of discontinued operations (Note 2)	48,981	48,794
Total liabilities(a)	492,647	511,329

GECC preferred stock (50,000 shares outstanding at both June 30, 2015 and December 31, 2014)	-	-
Common stock (10,096,429,000 and 10,057,380,000 shares outstanding
at both June 30, 2015 and December 31, 2014, respectively)	702	702
Accumulated other comprehensive income (loss) – net attributable to GE(b)
Investment securities	564	1,013
Currency translation adjustments	(5,914)	(2,427)
Cash flow hedges	(140)	(180)
Benefit plans	(12,716)	(16,578)
Other capital	32,803	32,889
Retained earnings	135,755	155,333
Less common stock held in treasury	(41,551)	(42,593)
Total GE shareowners' equity	109,503	128,159
Noncontrolling interests(c) (Note 11)	8,776	8,674
Total equity	118,279	136,833
Total liabilities and equity	$610,926	$648,162

(a)	Our consolidated assets at June 30, 2015 included total assets of $46,748 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets included current receivables and net financing receivables of $28,245 million and investment securities of $3,186 million within continuing operations and assets of discontinued operations of $14,078 million. Our consolidated liabilities at June 30, 2015 included liabilities of certain VIEs for which the VIE creditors do not have recourse to GE. These liabilities included non-recourse borrowings of consolidated securitization entities (CSEs) of $16,991 million within continuing operations and non-recourse borrowings of CSEs within discontinued operations of $9,168 million. See Note 16.
(b)	The sum of accumulated other comprehensive income (loss) (AOCI) attributable to the Company was $(18,206) million and $(18,172) million at June 30, 2015 and December 31, 2014, respectively.

(c)	Included AOCI attributable to noncontrolling interests of $(230) million and $(194) million at June 30, 2015 and December 31, 2014, respectively.

See accompanying notes.

2015 2Q FORM 10-Q 58

STATEMENT OF FINANCIAL POSITION (CONTINUED)

	GE(a)		Financial Services (GECC)
(In millions, except share amounts)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(Unaudited)		(Unaudited)
Assets
Cash and equivalents	$17,022	$15,916	$74,644	$69,011
Investment securities (Note 3)	86	84	39,355	38,320
Current receivables	11,387	11,513	-	-
Inventories (Note 4)	18,657	17,639	47	50
Financing receivables – net (Note 5 and 18)	-	-	81,083	122,457
Other GECC receivables	-	-	13,481	14,508
Property, plant and equipment – net (Note 6)	16,648	17,207	34,830	31,519
Investment in GECC	62,100	82,549	-	-
Goodwill (Note 7)	50,490	51,527	11,694	11,456
Other intangible assets – net (Note 7)	12,544	12,984	1,128	875
All other assets	26,164	24,680	18,863	23,198
Financing receivables held for sale (Note 2)	-	-	27,982	778
Assets of businesses held for sale (Note 2)	3,010	2,805	5,346	3,474
Assets of discontinued operations (Note 2)	9	10	154,867	186,924
Total assets	$218,117	$236,914	$463,320	$502,570

Liabilities and equity
Short-term borrowings (Note 8)	$4,687	$3,872	$64,138	$67,705
Accounts payable, principally trade accounts	15,414	16,511	2,301	2,411
Progress collections and price adjustments accrued	11,442	12,550	-	-
Dividends payable	2,322	2,317	-	-
Other GE current liabilities	12,500	12,681	-	-
Non-recourse borrowings of consolidated securitization entities (Note 8)	-	-	16,991	19,369
Bank deposits (Note 8)	-	-	45,799	43,841
Long-term borrowings (Note 8)	15,930	12,468	169,461	186,759
Investment contracts, insurance liabilities and insurance annuity benefits	-	-	27,389	28,027
All other liabilities	50,263	54,662	11,309	9,549
Deferred income taxes	(6,519)	(8,772)	6,586	3,420
Liabilities of businesses held for sale (Note 2)	1,706	1,504	358	2,434
Liabilities of discontinued operations (Note 2)	125	137	48,856	48,657
Total liabilities	107,870	107,930	393,188	412,172

GECC preferred stock (50,000 shares outstanding	-	-	-	-
at both June 30, 2015 and December 31, 2014)
Common stock (10,096,429,000 and 10,057,380,000 shares outstanding
at both June 30, 2015 and December 31, 2014, respectively)	702	702	-	-
Accumulated other comprehensive income (loss) - net attributable to GE
Investment securities	564	1,013	558	1,010
Currency translation adjustments	(5,914)	(2,427)	(2,146)	(838)
Cash flow hedges	(140)	(180)	(156)	(172)
Benefit plans	(12,716)	(16,578)	(574)	(577)
Other capital	32,803	32,889	33,014	32,999
Retained earnings	135,755	155,333	36,353	55,077
Less common stock held in treasury	(41,551)	(42,593)	-	-
Total GE shareowners' equity	109,503	128,159	67,049	87,499
Noncontrolling interests (Note 11)	744	825	3,083	2,899
Total equity	110,247	128,984	70,132	90,398
Total liabilities and equity	$218,117	$236,914	$463,320	$502,570

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis. See Note 1.

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

2015 2Q FORM 10-Q 59

STATEMENT OF CASH FLOWS
(UNAUDITED)
	Six months ended June 30
	General Electric Company
	and consolidated affiliates
(In millions)	2015	2014

Cash flows – operating activities
Net earnings (loss)	$(14,743)	$6,497
Less net earnings (loss) attributable to noncontrolling interests	190	(47)
Net earnings (loss) attributable to the Company	(14,933)	6,544
(Earnings) loss from discontinued operations	9,989	(1,359)
Adjustments to reconcile net earnings (loss) attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property,
plant and equipment	2,325	2,395
(Earnings) loss from continuing operations retained by GECC	-	-
Deferred income taxes	2,073	(2,201)
Decrease (increase) in GE current receivables	1,603	24
Decrease (increase) in inventories	(1,149)	(2,328)
Increase (decrease) in accounts payable	830	1,467
Increase (decrease) in GE progress collections	(1,076)	(520)
Provision for losses on GECC financing receivables	3,898	1,835
All other operating activities	2,870	445
Cash from (used for) operating activities – continuing operations	6,430	6,302
Cash from (used for) operating activities – discontinued operations	5,959	3,908
Cash from (used for) operating activities	12,389	10,210

Cash flows – investing activities
Additions to property, plant and equipment	(3,289)	(3,693)
Dispositions of property, plant and equipment	1,252	1,486
Net decrease (increase) in GECC financing receivables	1,775	261
Proceeds from sale of discontinued operations	15,580	232
Proceeds from principal business dispositions	964	549
Net cash from (payments for) principal businesses purchased	(1,723)	(2,066)
All other investing activities	5,225	4,748
Cash from (used for) investing activities – continuing operations	19,784	1,517
Cash from (used for) investing activities – discontinued operations	(3,238)	(1,635)
Cash from (used for) investing activities	16,546	(118)

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	(1,995)	(3,921)
Net increase (decrease) in bank deposits	2,506	4,513
Newly issued debt (maturities longer than 90 days)	16,294	16,925
Repayments and other debt reductions (maturities longer than 90 days)	(29,540)	(24,540)
Net dispositions (purchases) of GE shares for treasury	499	(1,381)
Dividends paid to shareowners	(4,634)	(4,432)
All other financing activities	(155)	(78)
Cash from (used for) financing activities – continuing operations	(17,025)	(12,914)
Cash from (used for) financing activities – discontinued operations	(1,687)	548
Cash from (used for) financing activities	(18,712)	(12,366)
Effect of currency exchange rate changes on cash and equivalents	(2,887)	196
Increase (decrease) in cash and equivalents	7,336	(2,078)
Cash and equivalents at beginning of year	91,017	88,787
Cash and equivalents at June 30	98,353	86,709
Less cash and equivalents of discontinued operations at June 30	6,448	4,861
Cash and equivalents of continuing operations at June 30	$91,905	$81,848

See accompanying notes.

2015 2Q FORM 10-Q 60

STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six months ended June 30
	GE(a)		Financial Services (GECC)
(In millions)	2015	2014	2015	2014

Cash flows – operating activities
Net earnings (loss)	$(14,927)	$6,476	$(17,929)	$3,794
Less net earnings (loss) attributable to noncontrolling interests	6	(68)	184	21
Net earnings (loss) attributable to the Company	(14,933)	6,544	(18,113)	3,773
(Earnings) loss from discontinued operations	9,989	(1,359)	9,985	(1,364)
Adjustments to reconcile net earnings (loss) attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property,
plant and equipment	1,157	1,291	1,178	1,104
(Earnings) loss from continuing operations retained by GECC(b)	8,578	(993)	-	-
Deferred income taxes	(102)	(547)	2,175	(1,654)
Decrease (increase) in GE current receivables	(44)	(310)	-	-
Decrease (increase) in inventories	(1,135)	(2,327)	3	14
Increase (decrease) in accounts payable	219	977	401	917
Increase (decrease) in GE progress collections	(1,089)	(533)	-	-
Provision for losses on GECC financing receivables	-	-	3,898	1,835
All other operating activities	1,310	628	1,848	(281)
Cash from (used for) operating activities – continuing operations	3,950	3,371	1,375	4,344
Cash from (used for) operating activities – discontinued operations	(10)	(1)	5,969	3,909
Cash from (used for) operating activities	3,940	3,370	7,344	8,253

Cash flows – investing activities
Additions to property, plant and equipment	(1,889)	(2,022)	(1,746)	(1,837)
Dispositions of property, plant and equipment	376	234	1,060	1,274
Net decrease (increase) in GECC financing receivables	-	-	3,165	757
Proceeds from sale of discontinued operations	-	-	15,580	232
Proceeds from principal business dispositions	222	521	742	-
Net cash from (payments for) principal businesses purchased	(46)	(2,066)	(1,677)	-
All other investing activities	(783)	(239)	6,628	5,749
Cash from (used for) investing activities – continuing operations	(2,120)	(3,572)	23,752	6,175
Cash from (used for) investing activities – discontinued operations	10	1	(3,248)	(1,636)
Cash from (used for) investing activities	(2,110)	(3,571)	20,504	4,539

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	248	(432)	(2,536)	(4,572)
Net increase (decrease) in bank deposits	-	-	2,506	4,513
Newly issued debt (maturities longer than 90 days)	3,654	3,043	12,640	13,882
Repayments and other debt reductions (maturities longer than 90 days)	(128)	(135)	(29,412)	(24,405)
Net dispositions (purchases) of GE shares for treasury	499	(1,381)	-	-
Dividends paid to shareowners	(4,634)	(4,432)	(611)	(1,577)
All other financing activities	190	93	(184)	(10)
Cash from (used for) financing activities – continuing operations	(171)	(3,244)	(17,597)	(12,169)
Cash from (used for) financing activities – discontinued operations	-	-	(1,687)	548
Cash from (used for) financing activities	(171)	(3,244)	(19,284)	(11,621)
Effect of currency exchange rate changes on cash and equivalents	(553)	(2)	(2,334)	198
Increase (decrease) in cash and equivalents	1,106	(3,447)	6,230	1,369
Cash and equivalents at beginning of year	15,916	13,682	75,101	75,105
Cash and equivalents at June 30	17,022	10,235	81,331	76,474
Less cash and equivalents of discontinued operations at June 30	-	-	6,448	4,861
Cash and equivalents of continuing operations at June 30	$17,022	$10,235	$74,883	$71,613

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis.

(b)	Represents GECC earnings/loss from continuing operations attributable to the Company, net of GECC dividends paid to GE.

See accompanying notes. Separate information is shown for "GE" and "Financial Services (GECC)." Transactions between GE and GECC have been eliminated from the "Consolidated" columns and are discussed in Note 17.
2015 2Q FORM 10-Q 61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements represent the consolidation of General Electric Company (the Company) and all companies that we directly or indirectly control, either through majority ownership or otherwise. See Note 1 to the consolidated financial statements of our Form 8-K filed on May 8, 2015, which discusses our consolidation and financial statement presentation. As used in this report on Form 10-Q (Report), "GE" represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), whose continuing operations are presented on a one-line basis; GECC consists of General Electric Capital Corporation and all of its affiliates; and "Consolidated" represents the adding together of GE and GECC with the effects of transactions between the two eliminated. Unless otherwise indicated, we refer to the caption revenues and other income simply as "revenues" throughout this Form 10-Q.

We have reclassified certain prior-period amounts to conform to the current-period presentation. Unless otherwise indicated, information in these notes to the consolidated financial statements relates to continuing operations.

THE GE CAPITAL EXIT PLAN

On April 10, 2015, the Company announced its plan (the GE Capital Exit Plan) to reduce the size of its financial services businesses through the sale of most of the assets of GECC over the following 24 months, and to focus on continued investment and growth in the Company's industrial businesses. Under the GE Capital Exit Plan, which was approved on April 2, 2015 and aspects of which were approved on March 31, 2015, the Company will retain certain GECC businesses, principally its vertical financing businesses—GE Capital Aviation Services (GECAS), Energy Financial Services and Healthcare Equipment Finance—that directly relate to the Company's core industrial domain and other operations, including Working Capital Solutions and our run-off insurance activities (together referred to as GE Capital Verticals or Verticals). The assets planned for disposition include Real Estate, most of Commercial Lending and Leasing (CLL) and all Consumer platforms (including all U.S. banking assets).

In the first and second quarters of 2015, GE recorded $16,118 million and $4,581 million, respectively, of after-tax charges related to the GE Capital Exit Plan. As a result of certain businesses meeting discontinued operations criteria, $6,691 million of first quarter after-tax charges and $4,405 million of second quarter after-tax charges (including $4,329 million related to CLL) were reported in discontinued operations.

As part of the GE Capital Exit Plan, the Company and GECC entered into an amendment to their existing financial support agreement.  Under this amendment (the Amendment), the Company has provided a full and unconditional guarantee (the Guarantee) of the payment of principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GECC identified in the Amendment.  In the aggregate, the Guarantee applied to $207,118 million of GECC debt as of June 30, 2015. See Note 8. The Guarantee replaced the requirement that the Company make certain income maintenance payments to GECC in certain circumstances. GECC's U.S. public indentures were concurrently amended to provide the full and unconditional guarantee by the Company set forth in the Guarantee.

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
2015 2Q FORM 10-Q 62

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to the policies referenced in our 2014 Form 10-K Report and Form 8-K filed on May 8, 2015, we have supplemented the discussion of our significant accounting policies and critical accounting estimates to describe the estimates used to determine the fair value of businesses and assets held for sale as follows.

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

As previously discussed, as a result of the GE Capital Exit Plan, management has committed to reduce the size of its financial services businesses through the sale of most of the assets of GECC over the following 24 months. As a result, certain GECC businesses met the criteria to be classified as businesses held for sale and certain financing receivables were required to be recognized as held for sale at June 30, 2015.

The determination of fair value for businesses and portfolios of financing receivables involves significant judgments and assumptions. Development of estimates of fair values in this circumstance is complex and is dependent upon, among other factors, the nature of the potential sales transaction (for example, asset sale versus sale of legal entity), composition of assets and/or businesses in the disposal group, the comparability of the disposal group to market transactions, negotiations with third party purchasers etc. Such factors bear directly on the range of potential fair values and the selection of the best estimates. Key assumptions were developed based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction as of June 30, 2015.

We review all businesses and assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values.
2015 2Q FORM 10-Q 63

NOTE 2. BUSINESSES HELD FOR SALE, FINANCING RECEIVABLES HELD FOR SALE AND DISCONTINUED OPERATIONS

NBCU

As previously disclosed, Comcast Corporation was obligated to share with us potential tax savings associated with its purchase of our interest in NBCU LLC.  During the second quarter of 2015, we recognized $450 million of pre-tax income related to the settlement of this obligation.

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

In the first quarter of 2015, we signed an agreement to sell our consumer finance business in Australia and New Zealand (ANZ Consumer Lending) for approximately 6,800 million Australian dollars and 1,400 million New Zealand dollars, respectively. On May 29, 2015, we sold a portion of the Australian business for gross proceeds of $671 million. As of June 30, 2015, ANZ Consumer Lending had assets and liabilities of $5,346 million and $358 million, respectively. The sale is targeted to close in 2015 with expected proceeds of approximately 6,000 million Australian dollars and 1,400 million New Zealand dollars. The transactions remain subject to customary closing conditions and regulatory approvals.

In the fourth quarter of 2014, we signed an agreement to sell our Signaling business at Transportation, with assets of $271 million and liabilities of $129 million to Alstom for approximately $800 million, and our consumer finance business Budapest Bank to Hungary's government. On June 29, 2015 we completed the sale of Budapest Bank for proceeds of $700 million.

In the third quarter of 2014, we signed an agreement to sell our Appliances business with assets of $2,739 million and liabilities of $1,577 million to Electrolux for approximately $3,300 million. On July 1, 2015, we were notified that the Department of Justice had initiated court proceedings seeking to enjoin the sale of Appliances to Electrolux.  Electrolux and GE intend to defend the proposed transaction and GE's goal is to close the deal in 2015.

FINANCIAL INFORMATION FOR ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

(In millions)	June 30, 2015	December 31, 2014

Assets
Cash and equivalents	$239	$676
Investment securities	-	448
Current receivables(a)	133	180
Inventories	720	588
Financing receivables – net	4,635	2,144
Property, plant, and equipment – net	1,100	1,015
Goodwill	799	539
Other intangible assets – net	251	170
Other	486	540
Assets of businesses held for sale	$8,363	$6,300

Liabilities
Short-term borrowings	$30	441
Accounts payable(a)	703	510
Other current liabilities	349	348
Bank deposits	-	1,931
Deferred income taxes	(136)	(33)
Other	545	178
Liabilities of businesses held for sale	$1,491	$3,375

(a)	Certain transactions at our Appliances and Signaling businesses are made on an arms-length basis with GECC, consisting primarily of GE customer receivables sold to GECC and GECC services for material procurement. These intercompany balances included within our held for sale businesses are reported in the GE and GECC columns of our financial statements, but are eliminated in deriving our consolidated financial statements.

2015 2Q FORM 10-Q 64

GECC FINANCING RECEIVABLES HELD FOR SALE

In the first quarter of 2015, in connection with the GE Capital Exit Plan, we committed to sell all of our non-U.S. Consumer financing receivables. As a result, we transferred these financing receivables to held for sale and recognized a pre-tax provision for losses on financing receivables of $2,405 million ($2,197 million after tax) and wrote-off the associated balance of the allowance for loan losses of $2,859 million to reduce the carrying value of the financing receivables to the lower of cost or fair value, less cost to sell.

FINANCING RECEIVABLES HELD FOR SALE

(in millions)	June 30, 2015		December 31, 2014

Commercial
CLL	$920		$357
Energy Financial Services	6		35
GE Capital Aviation Services (GECAS)	36		27
Other	110		-
Total Commercial	1,072		419
Consumer	26,910	(a)	359
Total financing receivables held for sale	$27,982		$778

(a)	Over 30 days past due and nonaccrual financing receivables related to consumer financing receivables held for sale were $1,124 million and $656 million, respectively.

DISCONTINUED OPERATIONS

Discontinued operations primarily comprised most of our CLL business, our Real Estate business and our U.S. mortgage business (WMC). Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Operations
Total revenues and other income (loss)	$3,378	$3,933	$6,780	$7,913

Earnings (loss) from discontinued operations before income taxes	$980	$647	$(857)	$1,395
Benefit (provision) for income taxes	(325)	18	450	(51)
Earnings (loss) from discontinued operations, net of taxes	$655	$665	$(407)	$1,344

Disposal
Gain (loss) on disposal before income taxes	$(3,384)	$(4)	$(7,036)	$14
Benefit (provision) for income taxes	(1,021)	-	(2,546)	1
Gain (loss) on disposal, net of taxes	$(4,405)	$(4)	$(9,582)	$15

Earnings (loss) from discontinued operations, net of taxes(a)	$(3,750)	$661	$(9,989)	$1,359

(a)	The sum of GE industrial earnings (loss) from discontinued operations, net of taxes, and GECC earnings (loss) from discontinued operations, net of taxes, is reported as GE industrial earnings (loss) from discontinued operations, net of taxes, on the Consolidated Statement of Earnings (Loss).

2015 2Q FORM 10-Q 65

(In millions)	June 30, 2015	December 31, 2014

Assets
Cash and equivalents	$6,448	$5,414
Investment securities	9,960	10,006
Financing receivables – net	28,570	114,561
Other receivables	1,718	2,192
Property, plant and equipment – net	17,902	18,051
Goodwill	12,982	13,569
Other Intangible assets - net	165	301
Deferred income taxes	2,148	2,920
Financing receivables held for sale	68,828	3,116
Valuation allowance on disposal group classified as discontinued operations	(7,259)	-
Other	13,414	16,804
Assets of discontinued operations	$154,876	$186,934

Liabilities
Short-term borrowings	$994	$1,125
Accounts payable	3,969	3,770
Other GE current liabilities	27	28
Non-recourse borrowings	9,168	10,569
Bank deposits	19,572	18,998
Long-term borrowings	612	1,182
All other liabilities	10,290	7,720
Deferred income taxes	4,349	5,402
Liabilities of discontinued operations	$48,981	$48,794

COMMERCIAL LENDING AND LEASING

In connection with the GE Capital Exit Plan, we announced the planned disposition of most of our CLL business and classified this portion of the business as discontinued operations and recorded an estimated loss on disposal of $3,380 million ($4,329 million after tax) and $5,225 million ($7,152 million after tax) for the three and six months ended June 30, 2015, respectively. During the first half of 2015, we signed transactions to sell our U.S. Sponsor Finance business to Canada Pension Plan Investment Board, our Global Fleet Services business to Element Financial Corporation and Arval, and our European Sponsor Finance business to Sumitomo Mitsui Banking Corporation. We expect to complete the transactions in 2015 and 2016.

FINANCIAL INFORMATION FOR COMMERCIAL LENDING AND LEASING

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Operations
Total revenues and other income (loss)	$3,070	$3,308	$5,973	$6,628

Interest	$(641)	$(774)	$(1,343)	$(1,562)
Operating and administrative	(1,028)	(955)	(2,005)	(1,791)
Depreciation and amortization	(421)	(960)	(1,768)	(1,935)
Provision for losses on financing receivables	(13)	(110)	(1,757)	(207)
Earnings (loss) from discontinued operations, before income taxes	967	509	(900)	1,133
Benefit (provision) for income taxes	(309)	(73)	315	(218)
Earnings (loss) from discontinued operations, net of taxes	$658	$436	$(585)	$915

Disposal
Gain (loss) on disposal before income taxes	$(3,380)	$-	$(5,225)	$-
Benefit (provision) for income taxes	(949)	-	(1,927)	-
Gain (loss) on disposal, net of taxes	$(4,329)	$-	$(7,152)	$-

Earnings (loss) from discontinued operations, net of taxes(a)	$(3,671)	$436	$(7,737)	$915

(a)	Earnings (loss) from discontinued operations attributable to the Company, before income taxes, was $(2,415) million and $499 million for the three months ended June 30, 2015 and 2014, respectively, and $(6,128) million and $1,120 million for the six months ended June 30, 2015 and 2014, respectively.

2015 2Q FORM 10-Q 66

REAL ESTATE

In connection with the GE Capital Exit Plan, we announced the planned disposition of our Real Estate business and classified the business as discontinued operations and recorded an estimated loss on disposal of $3 million ($75 million after tax) and $1,811 million ($2,430 million after tax) for the three and six months ended June 30, 2015, respectively. During the first half of 2015, we closed certain of our Real Estate business dispositions for proceeds of $17,517 million. We expect to dispose of substantially all of the remaining Real Estate business by the end of 2015.

FINANCIAL INFORMATION FOR REAL ESTATE

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Operations
Total revenues and other income (loss)	$313	$664	$812	$1,295

Interest	$(137)	$(274)	$(373)	$(547)
Operating and administrative	(142)	(201)	(307)	(351)
Depreciation and amortization	(2)	(85)	(62)	(170)
Provision for losses on financing receivables	-	90	4	104
Earnings (loss) from discontinued operations, before income taxes	32	194	74	331
Benefit (provision) for income taxes	13	93	43	196
Earnings (loss) from discontinued operations, net of taxes	$45	$287	$117	$527

Disposal
Gain (loss) on disposal before income taxes	$(3)	$-	$(1,811)	$-
Benefit (provision) for income taxes	(72)	-	(619)	-
Gain (loss) on disposal, net of taxes	$(75)	$-	$(2,430)	$-

Earnings (loss) from discontinued operations, net of taxes(a)	$(30)	$287	$(2,313)	$527

(a)	Earnings (loss) from discontinued operations attributable to the Company, before income taxes, was $29 million and $196 million for the three months ended June 30, 2015 and 2014, respectively, and $(1,738) million and $332 million for the six months ended June 30, 2015 and 2014, respectively.

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

The remaining active claims have been brought by securitization trustees or administrators seeking recovery from WMC for alleged breaches of representations and warranties on mortgage loans that serve as collateral for residential mortgage-backed securities (RMBS). At June 30, 2015, such claims consisted of $3,688 million of individual claims generally submitted before the filing of a lawsuit (compared to $3,694 million at December 31, 2014) and $8,639 million of additional claims asserted against WMC in litigation without making a prior claim (Litigation Claims) (compared to $9,225 million at December 31, 2014). The total amount of these claims, $12,327 million, reflects the purchase price or unpaid principal balances of the loans at the time of purchase and does not give effect to pay downs or potential recoveries based upon the underlying collateral, which in many cases are substantial, nor to accrued interest or fees. As of June 30, 2015, these amounts do not include approximately $428 million of repurchase claims relating to alleged breaches of representations that are not in litigation and that are beyond the applicable statute of limitations. WMC believes that repurchase claims brought based upon representations and warranties made more than six years before WMC was notified of the claim would be disallowed in legal proceedings under applicable law and the June 11, 2015 decision of the New York Court of Appeals in ACE Securities Corp. v. DB Structured Products, Inc., on the statute of limitations period governing such claims.

Reserves related to repurchase claims made against WMC were $825 million at June 30, 2015, reflecting a net increase to reserves in the three months ended June 30, 2015 of $11 million due to incremental provisions. The reserve estimate takes into account recent settlement activity and is based upon WMC's evaluation of the remaining exposures as a percentage of estimated lifetime mortgage loan losses within the pool of loans supporting each securitization for which timely claims have been asserted in litigation against WMC. Settlements in prior periods reduced WMC's exposure on claims asserted in certain securitizations and the claim amounts reported above give effect to these settlements.

2015 2Q FORM 10-Q 67

ROLLFORWARD OF THE RESERVE

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Balance, beginning of period	$814	$550	$809	$800
Provision	11	102	18	102
Claim resolutions / rescissions	-	(103)	(2)	(353)
Balance, end of period	$825	$549	$825	$549

Given the significant litigation activity and WMC's continuing efforts to resolve the lawsuits involving claims made against WMC, it is difficult to assess whether future losses will be consistent with WMC's past experience. Adverse changes to WMC's assumptions supporting the reserve may result in an increase to these reserves. WMC estimates a range of reasonably possible loss from $0 to approximately $500 million over its recorded reserve at June 30, 2015. This estimate involves significant judgment and may not reflect the range of uncertainties and unpredictable outcomes inherent in litigation, including WMC litigation discussed in Legal Proceedings and potential changes in WMC's legal strategy. This estimate excludes any possible loss associated with an adverse court decision on the applicable statute of limitations, as WMC is unable at this time to develop such a meaningful estimate.

At June 30, 2015, there were 15 lawsuits involving claims made against WMC arising from alleged breaches of representations and warranties on mortgage loans included in 14 securitizations. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. Although the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase of defective mortgage loan) and/or money damages. Adverse court decisions, including in cases not involving WMC, could result in new claims and lawsuits on additional loans. However, WMC continues to believe that it has defenses to the claims asserted in litigation, including, for example, based on causation and materiality requirements and applicable statutes of limitations. It is not possible to predict the outcome or impact of these defenses and other factors, any of which could materially affect the amount of any loss ultimately incurred by WMC on these claims.

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

FINANCIAL INFORMATION FOR WMC

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Total revenues and other income (loss)	$(5)	$(39)	$(5)	$(35)

Earnings (loss) from discontinued operations, net of taxes	$(10)	$(30)	$(16)	$(32)
2015 2Q FORM 10-Q 68

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

	June 30, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

GE
Debt
U.S. corporate	$5	$-	$-	$5	$12	$-	$-	$12
Corporate – non-U.S.	1	-	-	1	1	-	-	1
Equity
Available-for-sale	75	28	(23)	80	69	4	(2)	71
Trading	-	-	-	-	-	-	-	-
	81	28	(23)	86	82	4	(2)	84

GECC
Debt
U.S. corporate	19,970	3,013	(147)	22,836	19,810	3,962	(69)	23,703
State and municipal	4,015	398	(90)	4,323	4,173	555	(53)	4,675
Residential mortgage-backed(a)	1,077	88	(7)	1,158	1,544	153	(5)	1,692
Commercial mortgage-backed	2,344	133	(16)	2,461	2,903	170	(10)	3,063
Asset-backed	112	1	(15)	98	304	8	(17)	295
Corporate – non-U.S.	812	101	-	913	908	109	(1)	1,016
Government – non-U.S.	1,688	154	(4)	1,838	1,560	152	(2)	1,710
U.S. government and federal
agency	5,504	80	-	5,584	1,957	56	-	2,013
Equity
Available-for-sale	105	21	(1)	125	109	24	(1)	132
Trading	19	-	-	19	21	-	-	21
	35,646	3,989	(280)	39,355	33,289	5,189	(158)	38,320

Eliminations	(3)	-	-	(3)	(4)	-	-	(4)
Total	$35,724	$4,017	$(303)	$39,438	$33,367	$5,193	$(160)	$38,400

(a)	Substantially collateralized by U.S. mortgages. At June 30, 2015, $1,132 million related to securities issued by government-sponsored entities and $26 million related to securities of private-label issuers. Securities issued by private-label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.

The fair value of investment securities increased to $39,438 million at June 30, 2015, from $38,400 million at December 31, 2014, primarily due to net purchases of U.S. government and federal agency securities primarily at Synchrony Financial and Trinity, partially offset by a decline in unrealized gains resulting from higher interest rates.

2015 2Q FORM 10-Q 69

ESTIMATED FAIR VALUE AND GROSS UNREALIZED LOSSES OF AVAILABLE-FOR-SALE INVESTMENT SECURITIES

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
(In millions)	fair value(a)	losses(a)(b)	fair value	losses(b)

June 30, 2015
Debt
U.S. corporate	$2,267	$(113)	$246	$(34)
State and municipal	735	(32)	162	(58)
Residential mortgage-backed	197	(3)	79	(4)
Commercial mortgage-backed	434	(11)	26	(5)
Asset-backed	9	-	43	(15)
Corporate – non-U.S.	36	-	3	-
Government – non-U.S.	932	(4)	-	-
U.S. government and federal agency	278	-	1	-
Equity	41	(24)	-	-
Total	$4,929	$(187)	$560	$(116)	(c)

December 31, 2014
Debt
U.S. corporate	$554	$(16)	$836	$(53)
State and municipal	67	(1)	308	(52)
Residential mortgage-backed	30	-	146	(5)
Commercial mortgage-backed	165	(1)	204	(9)
Asset-backed	9	-	42	(17)
Corporate – non-U.S.	42	(1)	3	-
Government – non-U.S.	677	(2)	14	-
U.S. government and federal agency	705	-	1	-
Equity	10	(3)	-	-
Total	$2,259	$(24)	$1,554	$(136)

(a)	Includes the estimated fair value of and gross unrealized losses on equity securities held by GE. At June 30, 2015, the estimated fair value of and gross unrealized losses on equity securities were $29 million and $(23) million, respectively. At December 31, 2014, the estimated fair value of and gross unrealized losses on equity securities were $4 million and $(2) million, respectively.
(b)	Included gross unrealized losses related to securities that had other-than-temporary impairments previously recognized of $19 million at June 30, 2015.
(c)	Includes debt securities held to support obligations to holders of GICs substantially all of which are considered to be investment-grade by the major rating agencies at June 30, 2015.

We regularly review investment securities for other-than-temporary impairment (OTTI) using both qualitative and quantitative criteria. For debt securities, our qualitative review considers our ability and intent to hold the security and the financial condition of and near-term prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Our quantitative review considers whether there has been an adverse change in expected future cash flows. Unrealized losses are not indicative of the amount of credit loss that would be recognized and at June 30, 2015 are primarily due to increases in market yields subsequent to our purchase of the securities. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell the vast majority of these securities before anticipated recovery of our amortized cost. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during 2015 have not changed. For equity securities, we consider the duration and the severity of the unrealized loss. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future.

Our corporate debt portfolio comprises securities issued by public and private corporations in various industries, primarily in the U.S. Substantially all of our corporate debt securities are rated investment grade by the major rating agencies.

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans, of which substantially all are in a senior position in the capital structure of the deals, not other structured products such as collateralized debt obligations. Of the total RMBS held at June 30, 2015, $1,132 million and $26 million related to agency and non-agency securities, respectively. Additionally, $63 million was related to residential subprime credit securities, primarily supporting obligations to annuitants and policyholders in our run-off insurance operations. Substantially all of the subprime exposure is related to securities backed by mortgage loans originated in 2005 and prior and are investment grade.
2015 2Q FORM 10-Q 70

Our commercial mortgage-backed securities (CMBS) portfolio is collateralized by both diversified pools of mortgages that were originated for securitization (conduit CMBS) and pools of large loans backed by high-quality properties (large loan CMBS), about half of which were originated in 2008 and prior. The vast majority of the securities in our CMBS portfolio have investment-grade credit ratings.

PRE-TAX, OTHER-THAN-TEMPORARY IMPAIRMENTS ON INVESTMENT SECURITIES

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Total pre-tax, OTTI recognized	$29	$7	$32	$16
Pre-tax, OTTI recognized in AOCI	-	-	-	(4)
Pre-tax, OTTI recognized in earnings(a)	$29	$7	$32	$12

(a)	Included pre-tax, other-than-temporary impairments recorded in earnings related to equity securities of an insignificant amount and $2 million in the three months ended June 30, 2015 and 2014, respectively and an insignificant amount and $2 million in the six months ended June 30, 2015 and 2014, respectively.

CHANGES IN CUMULATIVE CREDIT LOSS IMPAIRMENTS RECOGNIZED ON DEBT SECURITIES STILL HELD

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Cumulative credit loss impairments recognized, beginning of period	$174	$423	$176	$474
Credit loss impairments recognized on securities not previously impaired	14	-	14	-
Incremental credit loss impairments recognized
on securities previously impaired	-	1	-	2
Less credit loss impairments previously recognized on securities sold
during the period or that we intend to sell	-	1	2	53
Cumulative credit loss impairments recognized, end of period	$188	$423	$188	$423

CONTRACTUAL MATURITIES OF INVESTMENT IN AVAILABLE-FOR-SALE DEBT SECURITIES
(EXCLUDING MORTGAGE-BACKED AND ASSET-BACKED SECURITIES)

		Amortized		Estimated
(In millions)		cost		fair value

Due
Within one year			$4,912	$5,577
After one year through five years			4,134	4,355
After five years through ten years			4,726	5,069
After ten years			18,221	20,499

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

GROSS REALIZED GAINS AND LOSSES ON AVAILABLE-FOR-SALE INVESTMENT SECURITIES

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

GE
Gains	$1	$2	$1	$2
Losses, including impairments	(14)	-	(14)	-
Net	(13)	2	(13)	2

GECC
Gains	6	28	101	36
Losses, including impairments	(21)	(7)	(35)	(13)
Net	(15)	21	66	23
Total	$(28)	$23	$53	$25

2015 2Q FORM 10-Q 71

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

Proceeds from investment securities sales and early redemptions by issuers totaled $728 million and $738 million in the three months ended June 30, 2015 and 2014, respectively, principally from sales of short-term government securities in our bank subsidiaries and sales of U.S. Corporate and CMBS securities in our Insurance business.

Proceeds from investment securities sales and early redemptions by issuers totaled $3,300 million and $1,376 million in the six months ended June 30, 2015 and 2014, respectively, from sales of short-term government securities in our bank subsidiaries and sales of U.S. Corporate and CMBS securities in our Insurance business. In addition, proceeds from investment securities sales in the six months ended June 30, 2015 included $1,634 million principally from sales of CMBS, RMBS and state and municipal securities at Trinity.

We recognized pre-tax gains (losses) on trading securities of $2 million and $1 million in the three months ended June 30, 2015 and 2014, respectively and $(2) million and $(3) million in the six months ended June 30, 2015 and 2014, respectively.
2015 2Q FORM 10-Q 72

NOTE 4. INVENTORIES

(in millions)	June 30, 2015	December 31, 2014

GE
Raw materials and work in process	$10,488	$9,820
Finished goods	7,557	7,126
Unbilled shipments	617	755
	18,662	17,701
Less revaluation to LIFO	(5)	(62)
Total GE	18,657	17,639

GECC
Finished goods	47	50
Total consolidated	$18,704	$17,689

NOTE 5. GECC FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES

The implementation of the GE Capital Exit Plan has caused significant reductions in our Consumer portfolio, as all of our non-U.S. consumer financing receivables have been reclassified to either financing receivables held for sale or assets of businesses held for sale. The transfer of financing receivables to financing receivables held for sale and assets of businesses held for sale totaled $28,170 million and $5,508 million in the six months ended June 30, 2015, respectively. In addition, our Real Estate business and most of our CLL business have been classified as discontinued operations.

FINANCING RECEIVABLES, NET

(in millions)	June 30, 2015	December 31, 2014

Loans, net of deferred income	$79,169	$120,007
Investment in financing leases, net of deferred income	5,307	6,554
	84,476	126,561
Allowance for losses	(3,393)	(4,104)
Financing receivables – net	$81,083	$122,457

FINANCING RECEIVABLES BY PORTFOLIO AND ALLOWANCE FOR LOSSES

FINANCING RECEIVABLES

(in millions)	June 30, 2015		December 31, 2014

Commercial
CLL	$12,228	(a)	$14,418
Energy Financial Services	2,787		2,580
GE Capital Aviation Services (GECAS)	7,528		8,263
Other	502		480
Total Commercial	23,045		25,741
Consumer	61,431	(b)	100,820
Total financing receivables	84,476		126,561
Allowance for losses	(3,393)		(4,104)
Total financing receivables – net	$81,083		$122,457

(a)	Includes Healthcare Equipment Finance and Working Capital Solutions, which purchases GE customer receivables.
(b)	Includes Synchrony Financial, our U.S. consumer business.
2015 2Q FORM 10-Q 73

ALLOWANCE FOR LOSSES

		Provision
	Balance at	charged to			Gross				Balance at
(In millions)	January 1	operations(a)	Other	(b)	write-offs	(a)(c)	Recoveries	(c)	June 30

2015
Commercial
CLL	$21	$8	$9		$(11)		$4		$31
Energy Financial Services	26	17	-		(20)		-		23
GECAS	46	(11)	-		-		-		35
Other	-	15	-		(13)		-		2
Total Commercial	93	29	9		(44)		4		91
Consumer	4,011	3,869	(257)		(4,785)		464		3,302
Total	$4,104	$3,898	$(248)		$(4,829)		$468		$3,393

2014
Commercial
CLL	$17	$7	$(1)		$(6)		$5		$22
Energy Financial Services	8	13	-		(2)		2		21
GECAS	17	11	-		(7)		-		21
Other	2	-	(2)		-		-		-
Total Commercial	44	31	(3)		(15)		7		64
Consumer	3,981	1,804	(67)		(2,184)		567		4,101
Total	$4,025	$1,835	$(70)		$(2,199)		$574		$4,165

(a)
Provision charged to operations included $2,405 million and gross write-offs included $2,859 million related to the effects of the 2015 reclassification of non-U.S. consumer financing receivables to financing receivables held for sale recorded at the lower of cost or fair value, less cost to sell.

(b)	Other primarily includes the reclassification of financing receivables to assets of businesses held for sale and the effects of currency exchange.
(c)
Net write-offs (gross write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as a result of losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

(In millions)	June 30, 2015	December 31, 2014

Original cost	$87,209	$84,071
Less accumulated depreciation and amortization	(36,170)	(35,735)
Property, plant and equipment – net	$51,039	$48,336

Consolidated depreciation and amortization was $1,217 million and $1,182 million in the three months ended June 30, 2015 and 2014, respectively, and $2,325 million and $2,395 million in the six months ended June 30, 2015 and 2014, respectively.
2015 2Q FORM 10-Q 74

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

On January 30, 2015, we acquired Milestone Aviation Group (Milestone Aviation), a helicopter leasing business, for approximately $1,750 million, which is included in our GE Capital segment. The preliminary purchase price allocation resulted in goodwill of approximately $730 million and amortizable intangible assets of approximately $345 million. The allocation of the purchase price will be finalized upon completion of post-closing procedures.

During the second quarter of 2014, GE's offer to acquire the Thermal, Renewables and Grid businesses of Alstom for approximately €12,350 million (to be adjusted for the assumed net cash or liability at closing) was positively recommended by Alstom's board of directors. As part of the transaction, Alstom and the French Government signed a memorandum of understanding for the formation of three joint ventures in grid technology, renewable energy, and global nuclear and French steam power. Alstom will invest approximately €2,600 million in these joint ventures at the closing of the proposed transaction.

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

In the second quarter of 2015, the European Commission indicated that it had competition concerns with the proposed transaction. In response, and while GE continues to believe the transaction is pro-competitive, GE has proposed remedies to address the Commission's concerns while preserving the strategic and economic rationale of the proposed transaction. In addition, Alstom has agreed to contribute financially to the remedies being offered by GE through a €300 million reduction in the purchase price of the transaction. The transaction continues to remain subject to regulatory approvals and is still targeted to close in 2015.

The acquisition and alliances with Alstom will impact our Power & Water and Energy Management segments. The impact of acquired businesses on individual segments will be affected by a number of variables, including operating performance, purchase accounting impacts and expected synergies. In addition, due to the amount of time between signing and closing, the operations of the businesses may fluctuate and impact the overall valuation of the acquired businesses at the time of close and, accordingly, may affect the amounts assigned to the assets and liabilities recorded in purchase accounting.

2015 2Q FORM 10-Q 75

GOODWILL

CHANGES IN GOODWILL BALANCES

			Dispositions,
			currency
	Balance at		exchange	Balance at
(In millions)	January 1, 2015	Acquisitions	and other	June 30, 2015

Power & Water	$8,754	$31	$(159)	$8,626
Oil & Gas	10,572	-	(214)	10,358
Energy Management	4,570	-	(272)	4,298
Aviation	8,952	-	(320)	8,632
Healthcare	17,532	-	(78)	17,454
Transportation	887	-	(17)	870
Appliances & Lighting	226	-	(9)	217
GE Capital	11,456	733	(495)	11,694
Corporate	34	-	1	35
Total	$62,983	$764	$(1,563)	$62,184

Goodwill balances decreased by $799 million in the six months ended June 30, 2015, primarily as a result of the currency exchange effects of the stronger U.S dollar, the reclassification of goodwill associated with ANZ Consumer Lending to assets of businesses held for sale and business dispositions, partially offset by the acquisition of Milestone Aviation.

As businesses meet the criteria for held for sale, we allocate goodwill to such businesses and assess the remaining reporting unit goodwill for impairment.

Our GE Capital - CLL reporting unit had a goodwill balance of $13,058 million at January 1, 2015. As a result of the GE Capital Exit Plan, we allocated $12,945 million of the GE Capital - CLL reporting unit goodwill to businesses held for sale, which is reported in discontinued operations. The remaining GE Capital - CLL goodwill was then tested for impairment using data as of April 1, 2015.

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
2015 2Q FORM 10-Q 76

OTHER INTANGIBLE ASSETS

OTHER INTANGIBLE ASSETS - NET

(In millions)	June 30, 2015	December 31, 2014

Intangible assets subject to amortization	$13,544	$13,725
Indefinite-lived intangible assets(a)	124	130
Total	$13,668	$13,855

(a)	Indefinite-lived intangible assets principally comprise trademarks and in-process research and development.

INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

	June 30, 2015			December 31, 2014
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(in millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$8,166	$(2,368)	$5,798	$8,064	$(2,261)	$5,803
Patents and technology	6,455	(3,018)	3,437	6,694	(2,900)	3,794
Capitalized software	7,381	(4,198)	3,183	7,349	(4,178)	3,171
Trademarks	1,139	(280)	859	1,151	(263)	888
Lease valuations	107	(10)	97	-	-	-
Present value of future profits(a)	632	(632)	-	614	(614)	-
All other	331	(161)	170	203	(134)	69
Total	$24,211	$(10,667)	$13,544	$24,075	$(10,350)	$13,725

(a)	Balances at June 30, 2015 and December 31, 2014 reflect adjustments of $280 million and $293 million, respectively, to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.

Intangible assets subject to amortization decreased by $181 million in the six months ended June 30, 2015, primarily as a result of amortization and the currency exchange effects of the stronger U.S. dollar, partially offset by the acquisition of Milestone Aviation.

Consolidated amortization expense was $430 million and $397 million in the three months ended June 30, 2015 and 2014, respectively, and $858 million and $781 million the six months ended June 30, 2015 and 2014, respectively.

2015 2Q FORM 10-Q 77

NOTE 8. BORROWINGS AND BANK DEPOSITS

(In millions)	June 30, 2015	December 31, 2014

Short-term borrowings
GE
Commercial paper	$1,000	$500
Payable to banks	548	343
Current portion of long-term borrowings	2,057	2,068
Other	1,082	961
Total GE short-term borrowings	4,687	3,872

GECC
Commercial paper(a)
U.S.	21,906	22,019
Non-U.S.	3,107	2,993
Current portion of long-term borrowings(a)(b)(c)	36,163	36,995
GE Interest Plus notes(d)	2,499	5,467
Other(c)	463	231
Total GECC short-term borrowings	64,138	67,705

Eliminations	(1,003)	(863)
Total short-term borrowings	$67,822	$70,714

Long-term borrowings
GE
Senior notes	$15,473	$11,945
Payable to banks	76	5
Other	381	518
Total GE long-term borrowings	15,930	12,468

GECC
Senior unsecured notes(a)(b)(e)	149,278	162,194
Subordinated notes(a)	4,659	4,804
Subordinated debentures(a)(f)	6,774	7,085
Other(a)(c)(g)	8,750	12,676
Total GECC long-term borrowings	169,461	186,759

Eliminations	(40)	(45)
Total long-term borrowings	$185,351	$199,182
Non-recourse borrowings of consolidated securitization entities(h)	$16,991	$19,369
Bank deposits(i)	$45,799	$43,841
Total borrowings and bank deposits	$315,963	$333,106

(a)
On April 10, 2015, GE announced it would provide a full and unconditional guarantee on the payment of the principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GECC. Short-term borrowings included $25,013 million of commercial paper and $33,237 million of the current portion of long-term borrowings. Long-term borrowings included $137,719 million of senior unsecured notes, $3,975 million of subordinated notes, $6,774 million of subordinated debentures, and $400 million of other.

(b)
Included $433 million and $439 million of obligations to holders of GICs at June 30, 2015 and December 31, 2014, respectively. These obligations included conditions under which certain GIC holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3. The remaining outstanding GICs will continue to be subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GECC's ratings, among other things.

(c)
Included $5,193 million and $4,835 million of funding secured by real estate, aircraft and other collateral at June 30, 2015 and December 31, 2014, respectively, of which $1,234 million and $1,183 million is non-recourse to GECC at June 30, 2015 and December 31, 2014, respectively.

(d)	Entirely variable denomination floating-rate demand notes.
(e)	Included $4,593 million related to Synchrony Financial.
(f)	Subordinated debentures receive rating agency equity credit.
(g)	Included $5,151 million related to Synchrony Financial.
(h)	Included $2,899 million and $3,377 million of current portion of long-term borrowings at June 30, 2015 and December 31, 2014, respectively. See Note 16.
(i)
Included $8,028 million and $8,905 million of deposits in non-U.S. banks at June 30, 2015 and December 31, 2014, respectively, and $15,622 million and $14,500 million of certificates of deposits with maturities greater than one year at June 30, 2015 and December 31, 2014, respectively.

On May 28, 2015, GE issued €3,150 million senior unsecured debt, composed of €650 million of Floating Rate Notes due 2020, €1,250 million of 1.250% Notes due 2023 and €1,250 million of 1.875% Notes due 2027.

2015 2Q FORM 10-Q 78

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

EFFECT ON OPERATIONS OF PENSION PLANS

	Principal pension plans
	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015		2014

Service cost for benefits earned	$367	$299	$728		$617
Prior service cost amortization	51	54	103		108
Expected return on plan assets	(827)	(800)	(1,652)		(1,601)
Interest cost on benefit obligations	696	687	1,391		1,373
Net actuarial loss amortization	820	642	1,645		1,283
Curtailment loss	-	-	71	(a)	-
Pension plans cost	$1,107	$882	$2,286		$1,780

(a)            Curtailment loss resulting from the GE Capital Exit Plan.

	Other pension plans
	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Service cost for benefits earned	$95	$105	$200	$219
Prior service cost amortization	-	2	-	3
Expected return on plan assets	(205)	(199)	(414)	(396)
Interest cost on benefit obligations	130	148	263	294
Net actuarial loss amortization	71	50	145	99
Pension plans cost	$91	$106	$194	$219

EFFECT ON OPERATIONS OF PRINCIPAL RETIREE HEALTH AND LIFE INSURANCE PLANS

	Principal retiree health
	and life insurance plans
	Three months ended June 30			Six months ended June 30
(In millions)	2015		2014	2015		2014

Service cost for benefits earned	$51		$40	$92		$84
Prior service cost amortization	34		99	67		197
Expected return on plan assets	(12)		(13)	(24)		(25)
Interest cost on benefit obligations	100		110	201		220
Net actuarial loss (gain) amortization	2		(43)	3		(86)
Curtailment gain, net	(196)	(b)	-	(192)	(a)(b)	-
Retiree benefit plans cost	$(21)		$193	$147		$390

(a)	Curtailment loss resulting from the GE Capital Exit Plan.
(b)	Curtailment gain resulting from a life insurance plan amendment.

In June 2015, we amended our principal retiree benefit plans such that, effective January 1, 2016, our current post-65 retiree health plans will be closed to certain production retirees, employees, and their eligible dependents. In lieu of current post-65 retiree healthcare benefits, current retired production participants and their eligible dependents who are age 65 on or before January 1, 2018, will receive a Retiree Reimbursement Account (RRA) to help pay for eligible expenses incurred for coverage purchased through a private exchange. In addition, production employees eligible for current post-65 retiree healthcare benefits who retire by June 23, 2019 and their eligible dependents will also receive the RRA when they turn age 65 and enroll in individual Medicare coverage purchased through a private exchange.

Also, in June 2015, we amended our life insurance benefits in retirement.  Certain eligible production employees who retire between January 1, 2016 and June 23, 2019 will receive reduced life insurance coverage in retirement. Our company-provided life insurance in retirement plan will be closed to those who retire after June 23, 2019.

The postretirement benefit plans were remeasured to reflect these changes, reducing our obligation by approximately $3,300 million.
2015 2Q FORM 10-Q 79

NOTE 10. INCOME TAXES

THE GE CAPITAL EXIT PLAN

In conjunction with the GE Capital Exit Plan, GECC will significantly reduce its non-U.S. assets while continuing to operate appropriately capitalized non-U.S. businesses with substantial assets related to GECC's vertical financing businesses, Energy Financial Services, GECAS and Healthcare Equipment Finance. As a result of the GE Capital Exit Plan, GECC recognized a tax expense of $355 million and $6,335 million in the three and six months ended June 30, 2015, respectively. This consisted of $125 million and $3,674 million in the three and six months ended June 30, 2015, respectively, related to expected repatriation of excess foreign cash in the amount of approximately $36 billion and the write-off of deferred tax assets of $230 million and $2,661 million in the three and six months ended June 30, 2015, respectively, that will no longer be supported under this plan.

The expected repatriation of cash will include a portion of the earnings that, prior to the approval of the GE Capital Exit Plan, were indefinitely reinvested in GECC's international operations. GECC's indefinitely reinvested earnings will also be reduced by charges recognized in connection with the disposition of international assets. The remainder of the indefinitely reinvested earnings will continue to be reinvested in the significant international base of assets that will remain after the GE Capital Exit Plan is fully executed. The write-off of deferred tax assets largely relate to our Treasury operations in Ireland where the tax benefits will no longer be apparent to be realized upon implementation of the GE Capital Exit Plan.

UNRECOGNIZED TAX BENEFITS

UNRECOGNIZED TAX BENEFITS

(in millions)	June 30, 2015	December 31, 2014

Unrecognized tax benefits	$5,389	$5,619
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	3,920	4,059
Accrued interest on unrecognized tax benefits	835	807
Accrued penalties on unrecognized tax benefits	100	103
Reasonably possible reduction to the balance of unrecognized tax benefits
in succeeding 12 months	0-900	0-900
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-350	0-300

(a)	Some portion of such reduction may be reported as discontinued operations.

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
2015 2Q FORM 10-Q 80

NOTE 11. SHAREOWNERS' EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Investment securities
Beginning balance	$1,245	$764	$1,013	$307
Other comprehensive income (loss) (OCI) before reclassifications –
net of deferred taxes of $(365), $211, $(210) and $457	(692)	302	(405)	749
Reclassifications from OCI – net of deferred taxes
of $3, $(11), $(26) and $(4)	10	(25)	(44)	(15)
Other comprehensive income (loss)(a)	(682)	277	(449)	734
Less OCI attributable to noncontrolling interests	(1)	1	-	1
Ending balance	$564	$1,040	$564	$1,040

Currency translation adjustments (CTA)
Beginning balance	$(7,716)	$177	$(2,427)	$126
OCI before reclassifications – net of deferred taxes
of $(201), $45, $1,343 and $116	1,511	(146)	(3,828)	(99)
Reclassifications from OCI – net of deferred taxes
of $(150), $0, $(151) and $124	304	38	307	40
Other comprehensive income (loss)(a)	1,815	(108)	(3,521)	(59)
Less OCI attributable to noncontrolling interests	13	8	(34)	6
Ending balance	$(5,914)	$61	$(5,914)	$61

Cash flow hedges
Beginning balance	$(226)	$(189)	$(180)	$(257)
OCI before reclassifications – net of deferred taxes
of $42, $(31), $4 and $40	433	(191)	(493)	(92)
Reclassifications from OCI – net of deferred taxes
of $(68), $15, $49 and $9	(347)	204	533	173
Other comprehensive income (loss)(a)	86	13	40	81
Less OCI attributable to noncontrolling interests	-	-	-	-
Ending balance	$(140)	$(176)	$(140)	$(176)

Benefit plans
Beginning balance	$(15,667)	$(8,601)	$(16,578)	$(9,296)
Prior service credit (costs) - net of deferred taxes
of $1,194, $0, $1,194 and $0	2,090	-	2,090	-
Net actuarial gain (loss) – net of deferred taxes
of $204, $(10), $269 and $32	349	(6)	559	166
Net curtailment/settlement - net of deferred taxes
of $(71), $0, $(44) and $0	(125)	-	(77)	-
Prior service cost amortization – net of deferred taxes
of $38, $66, $75 and $130	51	95	101	188
Net actuarial loss amortization – net of deferred taxes
of $301, $211, $605 and $424	586	429	1,187	859
Other comprehensive income (loss)(a)	2,951	518	3,860	1,213
Less OCI attributable to noncontrolling interests	-	-	(2)	-
Ending balance	$(12,716)	$(8,083)	$(12,716)	$(8,083)

Accumulated other comprehensive income (loss) at June 30	$(18,206)	$(7,158)	$(18,206)	$(7,158)

(a)	Total other comprehensive income (loss) was $4,170 million and $700 million in the three months ended June 30, 2015 and 2014, respectively and $(70) million and $1,969 million in the six months ended June 30, 2015 and 2014, respectively.

2015 2Q FORM 10-Q 81

RECLASSIFICATION OUT OF AOCI

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014	Statement of Earnings Caption

Available-for-sale securities
Realized gains (losses) on
sale/impairment of securities	$(13)	$36	$70	$19	Other income (a)
	3	(11)	(26)	(4)	Benefit (provision) for income taxes (b)
	$(10)	$25	$44	$15	Net of tax
Currency translation adjustments
Gains (losses) on dispositions	$(154)	$(38)	$(156)	$(164)	Costs and expenses (c)
	(150)	-	(151)	124	Benefit (provision) for income taxes (d)
	$(304)	$(38)	$(307)	$(40)	Net of tax
Cash flow hedges
Gains (losses) on interest rate
derivatives	$(22)	$(60)	$(61)	$(129)	Interest and other financial charges
Foreign exchange contracts	430	(147)	(528)	(19)	(e)
Other	7	(12)	7	(34)	(f)
	415	(219)	(582)	(182)	Total before tax
	(68)	15	49	9	Benefit (provision) for income taxes
	$347	$(204)	$(533)	$(173)	Net of tax
Benefit plan items
Curtailment gain (loss)	$196	$-	$121	$-	(g)
Amortization of prior service costs	(89)	(161)	(176)	(318)	(g)
Amortization of actuarial gains (losses)	(887)	(640)	(1,792)	(1,283)	(g)
	(780)	(801)	(1,847)	(1,601)	Total before tax
	268	277	636	554	Benefit (provision) for income taxes
	$(512)	$(524)	$(1,211)	$(1,047)	Net of tax

Total reclassification adjustments	$(479)	$(741)	$(2,007)	$(1,245)	Net of tax

(a)
Included $15 million and $13 million for the three months ended June 30, 2015 and 2014, and $17 million and $(6) million for six months ended June 30, 2015 and 2014, respectively in earnings (loss) from discontinued operations, net of taxes.

(b)
Included $(7) million and $(4) million for the three months ended June 30, 2015 and 2014, and $(6) million and $3 million for six months ended June 30, 2015 and 2014, respectively in earnings (loss) from discontinued operations, net of taxes.

(c)
Included $4 million and $(4) million for the three months ended June 30, 2015 and 2014, and $4 million and $(129) million for six months ended June 30, 2015 and 2014, respectively in earnings (loss) from discontinued operations, net of taxes.

(d)
Included $(137) million and none for the three months ended June 30, 2015 and 2014, and $(137) million and $124 million for six months ended June 30, 2015 and 2014, respectively in earnings (loss) from discontinued operations, net of taxes

(e)
Included $404 million and $(145) million in GECC revenues from services and $26 million and $(2) million in interest and other financial charges in the three months ended June 30, 2015 and 2014, respectively and $(540) million and $(11) million in GECC revenues from services and $12 million and $(8) million in interest and other financial charges in the six months ended June 30, 2015 and 2014, respectively.

(f)	Primarily recorded in costs and expenses.
(g)
Curtailment gain (loss), amortization of prior service costs and actuarial gains and losses out of AOCI are included in the computation of net periodic pension costs. See Note 9 for further information.

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

(In millions)	June 30, 2015	December 31, 2014

GECC preferred stock	$4,950	$4,950
Synchrony Financial	2,700	2,531
Other noncontrolling interests in consolidated affiliates(a)	1,126	1,193
Total	$8,776	$8,674

(a)	Consisted of a number of individually insignificant noncontrolling interests in partnerships and consolidated affiliates.

2015 2Q FORM 10-Q 82

CHANGES TO NONCONTROLLING INTERESTS

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Beginning balance	$8,738	$6,183	$8,674	$6,217
Net earnings (loss)	223	52	192	19
GECC preferred stock dividend	(161)	(161)	(161)	(161)
Dividends	(16)	(25)	(18)	(35)
Dispositions	(6)	(92)	(6)	(92)
Other (including AOCI)(a)	(2)	97	95	106
Ending balance	$8,776	$6,054	$8,776	$6,054

(a)            Includes research & development partner funding arrangements, acquisitions and eliminations.

OTHER

GE's authorized common stock consists of 13,200,000,000 shares having a par value of $0.06 each.

GECC did not pay any quarterly dividends or special dividends to GE in the three months ended June 30, 2015. GECC paid quarterly dividends of $583 million and special dividends of $333 million to GE in the three months ended June 30, 2014. GECC paid quarterly dividends of $450 million and did not pay any special dividends to GE in the six months ended, June 30, 2015. GECC paid quarterly dividends $1,083 million and special dividends of $333 million to GE in the six months ended June 30, 2014.

NOTE 12. GECC REVENUES FROM SERVICES

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Interest on loans	$2,955	$3,038	$5,892	$6,066
Equipment leased to others	1,194	1,149	2,340	2,289
Fees	795	794	1,587	1,614
Investment income(a)	431	518	975	1,011
Associated companies	381	249	735	607
Premiums earned by insurance activities	380	380	709	733
Financing leases	96	93	191	231
Other items(b)	(36)	20	(1,331)	227
	6,196	6,241	11,098	12,778
Eliminations	(279)	(417)	(709)	(773)
Total	$5,917	$5,824	$10,389	$12,005

(a)	Included net other-than-temporary impairments on investment securities of $15 million and $7 million in the three months ended June 30, 2015 and 2014, respectively, and $18 million and $12 million in the six months ended June 30, 2015 and 2014, respectively.
(b)	During the six months ended June 30, 2015, other items primarily included impairments related to equity method investments ($1,392 million) in connection with the GE Capital Exit Plan.

2015 2Q FORM 10-Q 83

NOTE 13. EARNINGS PER SHARE INFORMATION

	Three months ended June 30
	2015		2014
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings (loss) from continuing operations attributable to
common shareowners for per-share calculation(a)(b)	$2,388	$2,387	$2,881	$2,881
Earnings (loss) from discontinued operations
for per-share calculation(a)(b)	(3,745)	(3,745)	661	661
Net earnings (loss) attributable to GE common
shareowners for per-share calculation(a)(b)	$(1,357)	$(1,357)	$3,541	$3,541

Average equivalent shares
Shares of GE common stock outstanding	10,087	10,087	10,031	10,031
Employee compensation-related shares (including
stock options)	71	-	79	-
Total average equivalent shares	10,158	10,087	10,110	10,031

Per-share amounts
Earnings (loss) from continuing operations	$0.24	$0.24	$0.28	$0.29
Earnings (loss) from discontinued operations	(0.37)	(0.37)	0.07	0.07
Net earnings (loss)	(0.13)	(0.13)	0.35	0.35

	Six months ended June 30
	2015		2014
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings (loss) from continuing operations attributable to
common shareowners for per-share calculation(a)(b)	$(4,950)	$(4,950)	$5,178	$5,178
Earnings (loss) from discontinued operations
for per-share calculation(a)(b)	(9,995)	(9,995)	1,358	1,358
Net earnings (loss) attributable to GE common
shareowners for per-share calculation(a)(b)	$(14,939)	$(14,939)	$6,536	$6,536

Average equivalent shares
Shares of GE common stock outstanding	10,077	10,077	10,041	10,041
Employee compensation-related shares (including
stock options)	-	-	79	-
Total average equivalent shares	10,077	10,077	10,120	10,041

Per-share amounts
Earnings (loss) from continuing operations	$(0.49)	$(0.49)	$0.51	$0.52
Earnings (loss) from discontinued operations	(0.99)	(0.99)	0.13	0.14
Net earnings (loss)	(1.48)	(1.48)	0.65	0.65

(a)
Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities. For the six months period ended June 30, 2015, pursuant to the two-class method, as a result of the net loss from continuing operations, losses were not allocated to the participating securities. For the three months period ended June 30, 2015 and 2014; and the six months period ended June 30, 2014, participating securities are included in the computation of earnings (loss) per share pursuant to the two-class method and the application of this treatment had an insignificant effect.

(b)	Included an insignificant amount of dividend equivalents in each of the periods presented.

For the three months ended June 30, 2015 and 2014, approximately 94 million and 70 million, respectively, of outstanding stock awards were not included in the computation of diluted earnings (loss) per share because their effect was antidilutive. As a result of the loss from continuing operations for the six months ended June 30, 2015, outstanding stock awards of approximately 364 million, were not included in the computation of diluted earnings (loss) per share because their effect was antidilutive. For the six months ended June 30, 2014, approximately 71 million of outstanding stock awards were not included in the computation of diluted earnings (loss) per share because their effect was antidilutive.

Earnings (loss) per share amounts are computed independently, as a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per share amounts for net earnings (loss).

2015 2Q FORM 10-Q 84

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
June 30, 2015
Assets
Investment securities
Debt
U.S. corporate	$-		$19,817		$3,024	$-		$22,841
State and municipal	-		4,222		101	-		4,323
Residential mortgage-backed	-		1,156		2	-		1,158
Commercial mortgage-backed	-		2,459		2	-		2,461
Asset-backed	-		22		76	-		98
Corporate – non-U.S.	12		619		283	-		914
Government – non-U.S.	28		1,808		2	-		1,838
U.S. government and federal agency	-		5,291		293	-		5,584
Equity
Available-for-sale	177		19		6	-		202
Trading	19		-		-	-		19
Derivatives(c)	-		7,156		72	(5,761)		1,467
Other (d)	-		-		222	-		222
Total	$236		$42,569		$4,083	$(5,761)		$41,127

Liabilities
Derivatives	$-		$5,419		$11	$(4,807)		$623
Other(e)	-		1,145		-	-		1,145
Total	$-		$6,564		$11	$(4,807)		$1,768
December 31, 2014
Assets
Investment securities
Debt
U.S. corporate	$-		$20,659		$3,056	$-		$23,715
State and municipal	-		4,560		115	-		4,675
Residential mortgage-backed	-		1,676		16	-		1,692
Commercial mortgage-backed	-		3,054		9	-		3,063
Asset-backed	-		172		123	-		295
Corporate – non-U.S.	-		680		337	-		1,017
Government – non-U.S.	-		1,708		2	-		1,710
U.S. government and federal agency	-		1,747		266	-		2,013
Equity						-
Available-for-sale	171		19		9	-		199
Trading	21		-		-	-		21
Derivatives(c)	-		9,957		40	(7,584)		2,413
Other (d)	-		-		277	-		277
Total	$192		$44,232		$4,250	$(7,584)		$41,090
Liabilities
Derivatives	$-		$4,890		$13	$(4,363)		$540
Other(e)	-		1,178		-	-		1,178
Total	$-		$6,068		$13	$(4,363)		$1,718

(a)	There were no securities transferred between Level 1 and Level 2 in the six months ended June 30, 2015. There were $487 million of Government – non-U.S. and $13 million of Corporate – non-U.S. available-for-sale debt securities transferred from Level 1 to Level 2 in the twelve months ended December 31, 2014 primarily attributable to changes in market observable data.
(b)	The netting of derivative receivables and payables (including the effects of any collateral posted or received) is permitted when a legally enforceable master netting agreement exists.
(c)	The fair value of derivatives includes an adjustment for non-performance risk. The cumulative adjustment was a gain (loss) of $14 million and $16 million at June 30, 2015 and December 31, 2014, respectively. See Note 15 for additional information on the composition of our derivative portfolio.
(d)	Includes private equity investments.
(e)	Primarily represented the liability associated with certain of our deferred incentive compensation plans.

2015 2Q FORM 10-Q 85

LEVEL 3 INSTRUMENTS

The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners' equity.

CHANGES IN LEVEL 3 INSTRUMENTS FOR THE THREE MONTHS ENDED
										Net
										change in
		Net	Net							unrealized
		realized/	realized/							gains
		unrealized	unrealized							(losses)
		gains	gains							relating to
		(losses)	(losses)				Transfers	Transfers		instruments
	Balance at	included	included				into	out of	Balance at	still held at
(In millions)	April 1	in earnings(a)	in AOCI	Purchases	Sales	Settlements	Level 3(b)	Level 3(b)	June 30	June 30(c)
2015
Investment securities
Debt
U.S. corporate	$3,163	$(10)	$(145)	$87	$(38)	$(20)	$-	$(13)	$3,024	$-
State and municipal	114	-	(5)	-	-	(8)	-	-	101	-
RMBS	2	-	-	-	-	-	-	-	2	-
CMBS	2	-	-	-	-	-	-	-	2	-
ABS	111	(14)	(8)	-	-	-	-	(13)	76	-
Corporate – non-U.S.	290	-	(7)	-	-	-	-	-	283	-
Government – non-U.S.	2	-	-	-	-	-	-	-	2	-
U.S. government and
federal agency	291	-	2	-	-	-	-	-	293	-
Equity
Available-for-sale	5	-	-	6	(5)	-	-	-	6	-
Derivatives(d)(e)	40	(4)	-	-	-	(6)	42	-	72	(7)
Other	225	4	-	-	(7)	-	-	-	222	1
Total	$4,245	$(24)	$(163)	$93	$(50)	$(34)	$42	$(26)	$4,083	$(6)
2014
Investment securities
Debt
U.S. corporate	$3,011	$12	$56	$187	$(157)	$(27)	$41	$(63)	$3,060	$-
State and municipal	105	-	4	1	-	-	-	-	110	-
RMBS	81	1	1	-	(16)	(1)	-	-	66	-
CMBS	12	-	-	-	-	-	-	-	12	-
ABS	142	1	2	-	-	(5)	-	(10)	130	-
Corporate – non-U.S.	522	12	36	-	(54)	-	1	(6)	511	-
Government – non-U.S.	1	-	-	-	-	-	-	-	1	-
U.S. government and
federal agency	232	-	17	-	-	-	-	-	249	-
Retained interests	1	-	-	-	-	-	-	-	1	-
Equity
Available-for-sale	11	-	-	2	(2)	(2)	-	-	9	-
Derivatives(d)(e)	26	4	-	(3)	-	3	-	(1)	29	3
Other	189	10	-	20	(2)	-	-	-	217	14
Total	$4,333	$40	$116	$207	$(231)	$(32)	$42	$(80)	$4,395	$17

(a)	Earnings effects are primarily included in the "GECC revenues from services" and "Interest and other financial charges" captions in the Statement of Earnings (Loss).
(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were primarily a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represents the amount of unrealized gains or losses for the period included in earnings.
(d)
Represents derivative assets net of derivative liabilities and included cash accruals of $11 million and $8 million not reflected in the fair value hierarchy table for the three months ended June 30, 2015 and 2014, respectively.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 15.

2015 2Q FORM 10-Q 86

CHANGES IN LEVEL 3 INSTRUMENTS FOR THE SIX MONTHS ENDED
										Net
										change in
		Net	Net							unrealized
		realized/	realized/							gains
		unrealized	unrealized							(losses)
		gains	gains							relating to
		(losses)	(losses)				Transfers	Transfers		instruments
	Balance at	included	included				into	out of	Balance at	still held at
(In millions)	January 1	in earnings(a)	in AOCI	Purchases	Sales	Settlements	Level 3(b)	Level 3(b)	June 30	June 30(c)
2015
Investment securities
Debt
U.S. corporate	$3,056	$(3)	$(86)	$181	$(55)	$(56)	$-	$(13)	$3,024	$-
State and municipal	115	-	(4)	-	-	(10)	-	-	101	-
RMBS	16	5	(4)	-	(15)	-	-	-	2	-
CMBS	9	-	-	-	(7)	-	-	-	2	-
ABS	123	(14)	(5)	-	(12)	(3)	-	(13)	76	-
Corporate – non-U.S.	337	-	(4)	-	(50)	-	-	-	283	-
Government – non-U.S.	2	-	-	-	-	-	-	-	2	-
U.S. government and
federal agency	266	-	28	-	-	(1)	-	-	293	-
Equity
Available-for-sale	9	2	(2)	6	(5)	(4)	-	-	6	-
Derivatives(d)(e)	36	(1)	2	1	-	(8)	42	-	72	(3)
Other	277	(34)	-	-	(21)	-	-	-	222	(37)
Total	$4,246	$(45)	$(75)	$188	$(165)	$(82)	$42	$(26)	$4,083	$(40)
2014
Investment securities
Debt
U.S. corporate	$2,787	$18	$119	$339	$(156)	$(68)	$138	$(117)	$3,060	$-
State and municipal	96	-	7	10	-	(3)	-	-	110	-
RMBS	86	1	-	-	(16)	(5)	-	-	66	-
CMBS	10	-	-	-	-	-	2	-	12	-
ABS	145	2	4	-	-	(11)	-	(10)	130	-
Corporate – non-U.S.	515	13	43	-	(54)	(1)	1	(6)	511	-
Government – non-U.S.	31	-	-	-	-	-	-	(30)	1	-
U.S. government and
federal agency	225	-	26	-	-	-	-	(2)	249	-
Retained interests	1	-	-	-	-	-	-	-	1	-
Equity
Available-for-sale	11	-	-	2	(2)	(2)	-	-	9	-
Derivatives(d)(e)	20	7	-	1	-	3	(1)	(1)	29	14
Other	201	11	-	20	(15)	-	-	-	217	5
Total	$4,128	$52	$199	$372	$(243)	$(87)	$140	$(166)	$4,395	$19

(a)	Earnings effects are primarily included in the "GECC revenues from services" and "Interest and other financial charges" captions in the Statement of Earnings (Loss).
(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were primarily a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represents the amount of unrealized gains or losses for the period included in earnings.
(d)
Represents derivative assets net of derivative liabilities and included cash accruals of $11 million and $8 million not reflected in the fair value hierarchy table for the six months ended June 30, 2015 and 2014, respectively.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 15.

2015 2Q FORM 10-Q 87

NON-RECURRING FAIR VALUE MEASUREMENTS

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at June 30, 2015 and December 31, 2014.

	Remeasured during		Remeasured during
	the six months ended		the year ended
	June 30, 2015		December 31, 2014
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and financing receivables held for sale	$-	$22,532	$1	$584
Cost and equity method investments	-	2,123	-	346
Long-lived assets, including real estate	-	159	102	718
Total	$-	$24,814	$103	$1,648

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at June 30, 2015 and 2014.

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Financing receivables and financing receivables held for sale	$(27)	$(89)	$(2,447)	$(117)
Cost and equity method investments	(60)	(42)	(1,509)	(203)
Long-lived assets, including real estate	(25)	(58)	(81)	(83)
Total	$(112)	$(189)	$(4,037)	$(403)

2015 2Q FORM 10-Q 88

LEVEL 3 MEASUREMENTS - SIGNIFICANT UNOBSERVABLE INPUTS

				Range
(Dollars in millions)	Fair value	Valuation technique	Unobservable inputs	(weighted average)

June 30, 2015
Recurring fair value measurements
Investment securities – Debt
U.S. corporate	$855	Income approach	Discount rate(a)	1.8%-11.0% (7.0%)
State and municipal	17	Income approach	Discount rate(a)	5.2%-5.2% (5.2%)
Asset-backed	76	Income approach	Discount rate(a)	5.0%-5.5% (5.4%)
Corporate – non-U.S.	227	Income approach	Discount rate(a)	6.5%-14.0% (7.4%)
Other financial assets	197	Income approach,	EBITDA multiple	6.2X-9.0X (7.3X)
		Market comparables	Capitalization rate	6.5%-7.8% (7.7%)

Non-recurring fair value measurements
Financing receivables and	$22,483	Income approach	Discount rate(a)	0.1%-8.0% (6.7%)
financing receivables held for sale

Cost and equity method investments	1,867	Market comparables	Price to book multiple	0.4X-0.7X (0.6X)

Long-lived assets, including real estate	17	Income approach	Discount rate(a)	2.0%-10.8% (6.8%)

December 31, 2014
Recurring fair value measurements
Investment securities – Debt
U.S. corporate	$917	Income approach	Discount rate(a)	1.5%-14.8% (6.6%)
State and municipal	17	Income approach	Discount rate(a)	4.9%-4.9% (4.9%)
Asset-backed	102	Income approach	Discount rate(a)	4.3%-9.0% (5.6%)
Corporate – non-U.S.	278	Income approach	Discount rate(a)	3.3%-14.0% (6.5%)
Other financial assets	117	Income approach,	EBITDA multiple	5.4X-9.1X (7.7X)
		Market comparables	Capitalization rate	6.5%-7.8% (7.7%)

Non-recurring fair value measurements

Cost and equity method investments	309	Income approach,	Discount rate(a)	8.0%-10.0% (9.4%)
		Market comparables	EBITDA multiple	1.8X-5.2X (4.8X)

Long-lived assets, including real estate	664	Income approach	Discount rate(a)	2.0%-10.8% (6.7%)

(a)
Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value.

At June 30, 2015 and December 31, 2014, other Level 3 recurring fair value measurements of $2,665 million and $2,596 million, respectively, and non-recurring measurements of $297 million and $657 million, respectively, are valued using non-binding broker quotes or other third-party sources. At June 30, 2015 and December 31, 2014, other recurring fair value measurements of $35 million and $210 million, respectively, and non-recurring fair value measurements of $150 million and $18 million, respectively, were individually insignificant and utilize a number of different unobservable inputs not subject to meaningful aggregation.
2015 2Q FORM 10-Q 89

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

	June 30, 2015			December 31, 2014
		Assets (liabilities)			Assets (liabilities)
		Carrying			Carrying
	Notional	amount	Estimated	Notional	amount	Estimated
(In millions)	amount	(net)	fair value	amount	(net)	fair value

GE
Assets
Investments and notes receivable	$ (a)	$621	$668	$ (a)	$502	$551
Liabilities
Borrowings(b)(c)	(a)	(20,617)	(21,032)	(a)	(16,340)	(17,503)

GECC
Assets
Loans	(a)	75,795	82,002	(a)	115,889	120,067
Other commercial mortgages	(a)	1,400	1,549	(a)	1,427	1,508
Loans held for sale	(a)	26,998	27,560	(a)	778	799
Other financial instruments(d)	(a)	144	179	(a)	122	136
Liabilities
Borrowings and bank deposits(b)(e)(f)	(a)	(296,389)	(308,380)	(a)	(317,674)	(333,956)
Investment contract benefits	(a)	(2,871)	(3,352)	(a)	(2,970)	(3,565)
Guaranteed investment contracts	(a)	(970)	(996)	(a)	(1,000)	(1,031)
Insurance – credit life(g)	-	-	-	1,843	(90)	(77)

(a)	These financial instruments do not have notional amounts.
(b)	See Note 8.
(c)            Included $97 million and $94 million of accrued interest in estimated fair value at June 30, 2015 and December 31, 2014, respectively.
(d)	Principally comprises cost method investments.
(e)	Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at June 30, 2015 and December 31, 2014 would have been reduced by $3,331 million and $5,020 million, respectively.
(f)	Included $2,569 million and $2,888 million of accrued interest in estimated fair value at June 30, 2015 and December 31, 2014, respectively.
(g)	Net of reinsurance of none and $964 million at June 30, 2015 and December 31, 2014, respectively.

NOTIONAL AMOUNTS OF LOAN COMMITMENTS

(In millions)	June 30, 2015	December 31, 2014

Ordinary course of business lending commitments(a)	$744	$1,214
Unused revolving credit lines(b)
Commercial	2,514	2,908
Consumer – principally credit cards	315,220	306,188

(a)	Excluded investment commitments of $760 million and $818 million at June 30, 2015 and December 31, 2014, respectively.
(b)	Excluded amounts related to inventory financing arrangements, which may be withdrawn at our option, of $54 million and $47 million at June 30, 2015 and December 31, 2014, respectively.

2015 2Q FORM 10-Q 90

SECURITIES REPURCHASE AND REVERSE REPURCHASE ARRANGEMENTS

Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks primarily for purposes of liquidity management. At June 30, 2015, we were party to repurchase agreements totaling $251 million, which were reported in short-term borrowings on the financial statements. No repurchase agreements were accounted for as off-book financing and we do not engage in securities lending transactions.

We also enter into reverse securities repurchase agreements, primarily for short-term investment with maturities of 90 days or less. At June 30, 2015, we were party to reverse repurchase agreements totaling $13.8 billion, which were reported in cash and equivalents on the financial statements. Under these reverse securities repurchase agreements, we typically lend available cash at a specified rate of interest and hold U.S. or highly-rated European government securities as collateral during the term of the agreement. Collateral value is in excess of amounts loaned under the agreements.

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

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $248,000 million, approximately 87% or $216,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivative activities primarily relate to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases and contracts containing certain clauses that meet the accounting definition of a derivative. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings concurrently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected concurrently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.

2015 2Q FORM 10-Q 91

FAIR VALUE OF DERIVATIVES

	June 30, 2015		December 31, 2014
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$4,480	$234	$5,859	$461
Currency exchange contracts	1,366	1,460	2,579	884
Other contracts	-	3	-	2
	5,846	1,697	8,438	1,347

Derivatives not accounted for as hedges
Interest rate contracts	82	54	111	64
Currency exchange contracts	1,037	3,637	1,209	3,450
Other contracts	263	42	239	42
	1,382	3,733	1,559	3,556

Gross derivatives recognized in statement of
financial position
Gross derivatives	7,228	5,430	9,997	4,903
Gross accrued interest	1,047	(73)	1,392	(24)
	8,275	5,357	11,389	4,879

Amounts offset in statement of financial position
Netting adjustments(a)	(3,750)	(3,764)	(3,886)	(3,902)
Cash collateral(b)	(2,011)	(1,043)	(3,698)	(461)
	(5,761)	(4,807)	(7,584)	(4,363)

Net derivatives recognized in statement of
financial position
Net derivatives	2,514	550	3,805	516

Amounts not offset in statement of
financial position
Securities held as collateral(c)	(1,301)	-	(3,188)	-

Net amount	$1,213	$550	$617	$516

Derivatives are classified in the captions "All other assets" and "All other liabilities" and the related accrued interest is classified in "Other GECC receivables" and "All other liabilities" in our financial statements.
(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk. At June 30, 2015 and December 31, 2014, the cumulative adjustment for non-performance risk was a gain (loss) of $14 million and $16 million, respectively.

(b)	Excluded excess cash collateral received and posted of $226 million and $105 million at June 30, 2015, respectively, and $63 million and $211 million at December 31, 2014, respectively.
(c)	Excluded excess securities collateral received of $12 million and $397 million at June 30, 2015 and December 31, 2014, respectively.

2015 2Q FORM 10-Q 92

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

EARNINGS EFFECTS OF FAIR VALUE HEDGING RELATIONSHIPS

	Three months ended June 30
	2015		2014
	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
(In millions)	derivatives	items	derivatives	items

Interest rate contracts	$(1,937)	$1,884	$725	$(774)
Currency exchange contracts	7	(7)	(5)	5

Fair value hedges resulted in $(53) million and $(49) million of ineffectiveness in the three months ended June 30, 2015 and 2014, respectively. In both the three months ended June 30, 2015 and 2014, there were insignificant amounts excluded from the assessment of effectiveness.

EARNINGS EFFECTS OF FAIR VALUE HEDGING RELATIONSHIPS

	Six months ended June 30
	2015		2014
	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
(In millions)	derivatives	items	derivatives	items

Interest rate contracts	$(877)	$793	$1,715	$(1,779)
Currency exchange contracts	-	(1)	(3)	2

Fair value hedges resulted in $(85) million and $(65) million of ineffectiveness in the six months ended June 30, 2015 and 2014, respectively. In both the six months ended June 30, 2015 and 2014, there were insignificant amounts excluded from the assessment of effectiveness.

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

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the three months ended June 30		for the three months ended June 30
(In millions)	2015	2014	2015	2014

Interest rate contracts	$(7)	$(12)	$(22)	$(60)
Currency exchange contracts	452	(181)	437	(159)
Commodity contracts	1	1	-	-
Total(a)	$446	$(192)	$415	$(219)

(a)	Gain (loss) is recorded in GECC revenues from services, interest and other financial charges, and other costs and expenses when reclassified to earnings.

2015 2Q FORM 10-Q 93

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the six months ended June 30		for the six months ended June 30
(In millions)	2015	2014	2015	2014

Interest rate contracts	$(10)	$(9)	$(61)	$(129)
Currency exchange contracts	(625)	(25)	(520)	(51)
Commodity contracts	(2)	(1)	(1)	(2)
Total(a)	$(637)	$(35)	$(582)	$(182)

(a)	Gain (loss) is recorded in GECC revenues from services, interest and other financial charges, and other costs and expenses when reclassified to earnings.

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $121 million loss at June 30, 2015. We expect to transfer $206 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In both the six months ended June 30, 2015 and 2014, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At June 30, 2015 and 2014, the maximum term of derivative instruments that hedge forecasted transactions was 17 years and 18 years, respectively. See Note 11 for additional information about reclassifications out of AOCI.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness were insignificant for each reporting period.

NET INVESTMENT HEDGES IN FOREIGN OPERATIONS

We use currency exchange derivatives and foreign-currency-denominated debt as hedging instruments to protect our net investments in global operations conducted in non-U.S. dollar currencies. For hedging instruments that are designated as hedges of net investment in a foreign operation, we assess effectiveness based on changes in spot currency exchange rates. Changes in spot rates on the hedging instruments are recorded as a component of AOCI until such time as the foreign entity is substantially liquidated or sold, or upon the loss of a controlling interest in a foreign entity. Additionally, lower of cost or fair value, less cost to sell, assessments of foreign entities classified as held for sale take into account the related AOCI. The change in fair value of any forward points, which reflects the interest rate differential between the two countries on the derivative, is excluded from the effectiveness assessment.

GAINS (LOSSES) RECOGNIZED THROUGH CTA

	Gain (loss) recognized in CTA		Gain (loss) reclassified from CTA
	for the three months ended June 30		for the three months ended June 30
(In millions)	2015	2014	2015	2014

Derivative and non-derivative instruments	$(1,566)	$435	$(196)	$-

Reclassifications from CTA of $(45) million and $0 million were recorded in GECC revenues from services and $(151) million and $0 million in discontinued operations in the three months ended June 30, 2015 and 2014, respectively.
The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(12) million and $(169) million in the three months ended June 30, 2015 and 2014, respectively, and were recorded in interest and other financial charges.

GAINS (LOSSES) RECOGNIZED THROUGH CTA

	Gain (loss) recognized in CTA		Gain (loss) reclassified from CTA
	for the six months ended June 30		for the six months ended June 30
(In millions)	2015	2014	2015	2014

Derivative and non-derivative instruments	$3,423	$(598)	$589	$10

2015 2Q FORM 10-Q 94

Reclassifications from CTA of $(34) million and $0 million were recorded in GECC revenues from services and $623 million and $10 million in discontinued operations in the six months ended June 30, 2015 and 2014, respectively.
The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(56) million and $(311) million in the six months ended June 30, 2015 and 2014, respectively, and were recorded in interest and other financial charges.

FREE-STANDING DERIVATIVES

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in GECC revenues from services or other income, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Gains (losses) for the six months ended June 30, 2015 on derivatives not designated as hedges were $(2,226) million composed of amounts related to interest rate contracts of $(64) million, currency exchange contracts of $(2,183) million, and other derivatives of $21 million. These losses were offset by the earnings effects from the underlying items that were economically hedged. Gains (losses) for the six months ended June 30, 2014 on derivatives not designated as hedges were $676 million composed of amounts related to interest rate contracts of $(23) million, currency exchange contracts of $668 million and other derivatives of $31 million. These losses were offset by the earnings effects from the underlying items that were economically hedged.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. The fair value of such collateral was $3,312 million at June 30, 2015, of which $2,011 million was cash and $1,301 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $1,043 million at June 30, 2015. At June 30, 2015, our exposure to counterparties (including accrued interest), net of collateral we hold, was $1,018 million. This excludes exposure related to embedded derivatives.

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability, after consideration of collateral posted by us and outstanding interest payments was $491 million at June 30, 2015. This excludes embedded derivatives.
2015 2Q FORM 10-Q 95

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

The financing receivables in these entities have similar risks and characteristics to our other financing receivables and were underwritten to the same standard. Accordingly, the performance of these assets has been similar to our other financing receivables; however, the blended performance of the pools of receivables in these entities reflects the eligibility criteria that we apply to determine which receivables are selected for transfer. Contractually the cash flows from these financing receivables must first be used to pay third-party debt holders as well as other expenses of the entity. Excess cash flows are available to GE and GECC. The creditors of these entities have no claim on other assets of GE or GECC.
Other remaining assets and liabilities of consolidated VIEs relate primarily to three categories of entities: (1) joint ventures that lease equipment with $487 million of assets and $486 million of liabilities; (2) other entities that are involved in power generating and leasing activities with $327 million of assets and $180 million of  liabilities; and (3) insurance entities that, among other lines of business, provide property and casualty and workers' compensation coverage for GE with $1,162 million of assets and $548 million of liabilities.
2015 2Q FORM 10-Q 96

ASSETS AND LIABILITIES OF CONSOLIDATED VIEs

		Consolidated Securitization Entities(b)
			Trade
(In millions)	Trinity(a)	Credit cards	receivables		Other	Total

June 30, 2015
Assets(c)
Financing receivables, net	$-	$24,199	$-		$898	$25,097
Current receivables	-	-	3,148	(d)	458	3,606
Investment securities	2,203	-	-		983	3,186
Other assets	154	143	2		2,019	2,318
Total	$2,357	$24,342	$3,150		$4,358	$34,207

Liabilities(c)
Borrowings	$-	$-	$-		$621	$621
Non-recourse borrowings	-	13,948	2,704		339	16,991
Other liabilities	986	18	34		1,342	2,380
Total	$986	$13,966	$2,738		$2,302	$19,992

December 31, 2014
Assets(c)
Financing receivables, net	$-	$25,645	$-		$1,030	$26,675
Current receivables	-	-	3,028	(d)	509	3,537
Investment securities	2,369	-	-		1,005	3,374
Other assets	17	1,059	2		2,345	3,423
Total	$2,386	$26,704	$3,030		$4,889	$37,009

Liabilities(c)
Borrowings	$-	$-	$-		$517	$517
Non-recourse borrowings	-	14,967	2,692		436	18,095
Other liabilities	1,022	332	26		1,490	2,870
Total	$1,022	$15,299	$2,718		$2,443	$21,482

(a)	Excluded intercompany advances from GECC to Trinity, which were eliminated in consolidation of $1,138 million and $1,565 million at June 30, 2015 and December 31, 2014, respectively.
(b)
We provide servicing to the CSEs and are contractually permitted to commingle cash collected from customers on financing receivables sold to CSE investors with our own cash prior to payment to a CSE, provided our short-term credit rating does not fall below A-1/P-1. These CSEs also owe us amounts for purchased financial assets and scheduled interest and principal payments. At June 30, 2015 and December 31, 2014, the amounts of commingled cash owed to the CSEs were $921 million and $1,091 million, respectively, and the amounts owed to us by CSEs were $193 million and $391 million, respectively.

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

(d)
Included $785 million and $686 million of receivables at June 30, 2015 and December 31, 2014, respectively, originated by Appliances. We require third party debt holder consent to sell these assets. The receivables will be included in assets of businesses held for sale when the consent is received.

Total revenues from our consolidated VIEs were $1,671 million and $1,586 million in the three months ended June 30, 2015 and 2014, respectively, and $3,414 million and $3,174 million in the six months ended June 30, 2015 and 2014, respectively. Related expenses consisted primarily of provisions for losses of $313 million and $252 million in the three months ended June 30, 2015 and 2014, respectively, and $525 million and $547 million in the six months ended June 30, 2015 and 2014, respectively, and interest and other financial charges of $72 million and $67 million in the three months ended June 30, 2015 and 2014, respectively and $140 million and $127 million in the six months ended June 30, 2015 and 2014, respectively.  These amounts do not include intercompany revenues and costs, principally fees and interest between GE and the VIEs, which are eliminated in consolidation.

2015 2Q FORM 10-Q 97

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

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the characteristics of the investment we hold.

INVESTMENTS IN UNCONSOLIDATED VIEs

(In millions)	June 30, 2015	December 31, 2014

Other assets and investment securities	$689	$806
Financing receivables – net	113	120
Total investments	802	926
Contractual obligations to fund investments, guarantees or revolving lines of credit	39	37
Total	$841	$963

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

These intercompany transactions are reported in the GE and GECC columns of our financial statements, but are eliminated in deriving our consolidated financial statements. Effects of these eliminations on our consolidated cash flows from operating, investing and financing activities are $1,105 million, $(1,848) million and $743 million in the six months ended June 30, 2015, and $(1,413) million, $(1,086) million and $2,499 million in the six months ended June 30, 2014, respectively. Details of these eliminations are shown below.
	Six months ended June 30
(In millions)	2015	2014

Cash from (used for) operating activities-continuing operations
Combined	$5,325	$7,715
GE customer receivables sold to GECC	1,169	510
GECC dividends to GE	(450)	(1,416)
Other reclassifications and eliminations	386	(507)
	$6,430	$6,302
Cash from (used for) investing activities-continuing operations
Combined	$21,632	$2,603
GE customer receivables sold to GECC	(1,493)	(1,056)
Other reclassifications and eliminations	(355)	(30)
	$19,784	$1,517
Cash from (used for) financing activities-continuing operations
Combined	$(17,768)	$(15,413)
GE customer receivables sold to GECC	324	546
GECC dividends to GE	450	1,416
Other reclassifications and eliminations	(31)	537
	$(17,025)	$(12,914)

2015 2Q FORM 10-Q 98

NOTE 18. SUPPLEMENTAL INFORMATION ABOUT THE CREDIT QUALITY OF FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES

As described in Note 5, our Consumer portfolio has been significantly reduced as all of our non-U.S. consumer financing receivables have been reclassified to either financing receivables held for sale or assets of businesses held for sale. In addition our Real Estate business and most of our CLL business have been classified as discontinued operations.

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

PAST DUE AND NONACCRUAL FINANCING RECEIVABLES

	June 30, 2015					December 31, 2014
	Over 30 days	Over 90 days				Over 30 days	Over 90 days
(In millions)	past due	past due		Nonaccrual		past due	past due		Nonaccrual

Commercial
CLL	$548	$172		$20		$610	$131		$25
Energy Financial Services	7	7		28		-	-		68
GECAS	1	-		318		-	-		419
Total Commercial	556	179		366	(a)	610	131		512	(a)
Consumer	2,171	933	(b)	2	(c)	5,137	2,495	(b)	1,484	(c)
Total	$2,727	$1,112		$368		$5,747	$2,626		$1,996
Total as a percent of financing receivables	3.2%	1.3%		0.4%		4.5%	2.1%		1.6%

(a)	Included $349 million and $484 million at June 30, 2015 and December 31, 2014, respectively, which are currently paying in accordance with their contractual terms.
(b)
Included $931 million and $1,231 million of Consumer loans at June 30, 2015 and December 31, 2014, respectively, which are over 90 days past due and continue to accrue interest until the accounts are written off in the period that the account becomes 180 days past due.

(c)	Included none and $179 million at June 30, 2015 and December 31, 2014, respectively, which are currently paying in accordance with their contractual terms.

2015 2Q FORM 10-Q 99

IMPAIRED LOANS AND RELATED RESERVES

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid			Average
	investment	principal	investment	investment	principal		Associated	investment
(In millions)	in loans	balance	in loans	in loans	balance		allowance(a)	in loans

June 30, 2015

Commercial
CLL	$13	$15	$10	$4	$4		$3	$5
Energy Financial Services	28	29	45	-	-		-	8
GECAS	237	245	246	-	-		-	-
Other	-	-	-	-	-		-	-
Total Commercial(b)	278	289	301	4	4		3	13
Consumer(c)	-	-	46	719	626	(d)	238	1,162
Total	$278	$289	$347	$723	$630		$241	$1,175

December 31, 2014

Commercial
CLL	$10	$10	$7	$5	$5		$4	$4
Energy Financial Services	53	54	26	15	15		12	24
GECAS	329	337	88	-	-		-	15
Other	-	-	-	-	-		-	1
Total Commercial(b)	392	401	121	20	20		16	44
Consumer(c)	138	179	120	2,042	2,092		408	2,547
Total	$530	$580	$241	$2,062	$2,112		$424	$2,591

(a)
Write-offs to net realizable value are recognized against the allowance for losses primarily in the reporting period in which management has deemed all or a portion of the financing receivable to be uncollectible, but not later than 360 days after initial recognition of a specific reserve for a collateral dependent loan.

(b)
We recognized insignificant amounts of interest income, including none on a cash basis, in the six months ended June 30, 2015, the year ended December 31, 2014 and the six months ended June 30, 2014, respectively, in CLL. The total average investment in impaired loans for the six months ended June 30, 2015 and the year ended December 31, 2014 was $314 million and $165 million, respectively.

(c)
We recognized $36 million, $126 million and $91 million of interest income, including $1 million, $5 million and $1 million on a cash basis, in the six months ended June 30, 2015, the year ended December 31, 2014 and the six months ended June 30, 2014, respectively. The total average investment in impaired loans for the six months ended June 30, 2015 and the year ended December 31, 2014 was $1,208 million and $2,667 million, respectively.

(d)	Unpaid principal balance excludes accrued interest and fees.

(In millions)	Non-impaired financing receivables	General reserves	Impaired loans	Specific reserves

June 30, 2015

Commercial	$22,763	$88	$282	$3
Consumer	60,712	3,064	719	238
Total	$83,475	$3,152	$1,001	$241

December 31, 2014

Commercial	$25,329	$77	$412	$16
Consumer	98,640	3,603	2,180	408
Total	$123,969	$3,680	$2,592	$424

2015 2Q FORM 10-Q 100

IMPAIRED LOAN BALANCE CLASSIFIED BY THE METHOD USED TO MEASURE IMPAIRMENT

(In millions)	June 30, 2015	December 31, 2014

Discounted cash flow	$797	$2,149
Collateral value	204	443
Total	$1,001	$2,592

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a troubled debt restructuring (TDR), and also as impaired. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At June 30, 2015, TDRs included in impaired loans were $808 million, primarily relating to Consumer ($719 million), GECAS ($79 million) and CLL ($10 million).

Impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and are therefore subject to the disclosure requirement for impaired loans. Impaired loans classified as TDRs in our Consumer business were $719 million and $2,132 million at June 30, 2015 and December 31, 2014, respectively. We utilize certain loan modification programs for borrowers experiencing financial difficulties in our Consumer loan portfolio. These loan modification programs primarily include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract. For the six months ended June 30, 2015, we modified $227 million of U.S. consumer loans, primarily credit cards for borrowers experiencing financial difficulties, which are classified as TDRs. We expect borrowers whose loans have been modified under these programs to continue to be able to meet their contractual obligations upon the conclusion of the modification. Of our $715 million and $1,150 million of consumer loans modifications classified as TDRs in the twelve months ended June 30, 2015 and 2014, respectively, $35 million and $80 million have subsequently experienced a payment default in the six months ended June 30, 2015 and 2014, respectively.

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

2015 2Q FORM 10-Q 101

COMMERCIAL FINANCING RECEIVABLES BY RISK CATEGORY

	Secured
(In millions)	A	B	C	Total

June 30, 2015

CLL	$12,159	$37	$32	$12,228
Energy Financial Services	2,495	41	142	2,678
GECAS	7,206	225	97	7,528
Other	151	-	-	151
Total	$22,011	$303	$271	$22,585

December 31, 2014

CLL	$14,271	$49	$98	$14,418
Energy Financial Services	2,479	60	16	2,555
GECAS	7,908	237	118	8,263
Other	130	-	-	130
Total	$24,788	$346	$232	$25,366

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

At June 30, 2015 and December 31, 2014, our unsecured commercial financing receivables included $172 million and $88 million rated A, and $288 million and $287 million rated B, respectively. We did not have any unsecured commercial financing receivables rated C at June 30, 2015 and December 31, 2014, respectively.

CONSUMER

At June 30, 2015, our U.S. consumer financing receivables included private-label credit card and sales financing for approximately 62 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 67% relate to credit card loans that are often subject to profit and loss sharing arrangements with the retailer (which are recorded in revenues), and the remaining 33% are sales finance receivables that provide financing to customers in areas such as electronics, recreation, medical and home improvement.

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

2015 2Q FORM 10-Q 102

	Refreshed FICO score
	June 30, 2015			December 31, 2014
	661 or	601 to	600 or	661 or	601 to	600 or
(in millions)	higher	660	less	higher	660	less

U.S. installment and
revolving credit	$44,080	$11,736	$4,149	$43,466	$11,865	$4,532

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

At June 30, 2015, Consumer - Other financing receivables of $1,170 million, $120 million and $176 million were rated A, B and C, respectively. At December 31, 2014, Consumer – Other financing receivables of $5,006 million, $276 million and $382 million were rated A, B and C, respectively.

2015 2Q FORM 10-Q 103

EXHIBITS

Exhibit 10(a)	Form of Agreement for Performance Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan.
Exhibit 10(b)
Amended and Restated Agreement, between General Electric Company and General Electric Capital Corporation, dated April 10, 2015 (Incorporated by reference to Exhibit 10 of General Electric's Current Report on Form 8-K dated April 10, 2015 (Commission file number 001-00035)).

Exhibit 11 Exhibit 12	Computation of Per Share Earnings.* Computation of Ratio of Earnings to Fixed Charges.
Exhibit 31(a)	Certification Pursuant to Rules 13a14(a) or 15d14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 31(b)	Certification Pursuant to Rules 13a14(a) or 15d14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.
Exhibit 99(a)	Financial Measures That Supplement Generally Accepted Accounting Principles.
Exhibit 99(b)
Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12 to General Electric Capital Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (Commission file number 001-06461)).

Exhibit 101
The following materials from General Electric Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three and six months ended June 30, 2015 and 2014, (ii) Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statement of Changes in Shareowners' Equity for the six months ended June 30, 2015 and 2014, (iv) Statement of Financial Position at June 30, 2015 and December 31, 2014, (v) Statement of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

* Data required by Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share, is provided in Note 13 to the Consolidated Financial Statements in this Report.

2015 2Q FORM 10-Q 104

FORM 10-Q CROSS REFERENCE INDEX

Item Number		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	51-103

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5-45,47

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Not applicable(a)

Item 4.	Controls and Procedures	46

Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	48-49

Item 1A.	Risk Factors	Not applicable(b)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	Not applicable

Item 4.	Mine Safety Disclosures	Not applicable

Item 5.	Other Information	Not applicable

Item 6.	Exhibits	104

Signatures		106

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

2015 2Q FORM 10-Q 105

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
July 29, 2015	/s/ Jan R. Hauser
Date	Jan R. Hauser Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

2015 2Q FORM 10-Q 106