Form 10-Q
period 2015-09-30
GENERAL ELECTRIC CO
filed 2015-11-02
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015 OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 10,109,239,000 shares of common stock with a par value of $0.06 per share outstanding at September 30, 2015.

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

our success in completing, including obtaining regulatory approvals for, announced transactions, such as the proposed transactions and alliances with Alstom and Appliances and our announced plan and transactions to reduce the size of our financial services businesses, and our ability to realize anticipated earnings and savings;

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
2015 3Q FORM 10-Q   PAGE 4

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


GE Capital Verticals or Verticals – the adding together of GE Capital businesses that we expect to retain, principally its vertical financing businesses—GE Capital Aviation Services (GECAS), Energy Financial Services (EFS) and Healthcare Equipment Finance—that directly relate to the Company's core industrial domain and other operations, including Working Capital Solutions, our run-off insurance activities, and allocated corporate costs.

2015 3Q FORM 10-Q   PAGE 5

OTHER TERMS USED BY GE

	Revenues – unless otherwise indicated, we refer to captions such as "revenues and other income", simply as revenues.
	Organic revenues – revenues excluding the effects of acquisitions, dispositions and foreign currency exchange.

Industrial segment services revenues – refers to the sales under product services agreements and sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs) as sales of "product services" or "services," which is an important part of our operations.

	Earnings – unless otherwise indicated, we refer to captions such as "earnings from continuing operations attributable to the company" simply as earnings.
	Earnings per share (EPS) – unless otherwise indicated, we refer to "earnings per share from continuing operations attributable to the company" simply as earnings per share.
	Operating earnings – GE earnings from continuing operations attributable to the company excluding the impact of non-operating pension costs.
	Segment profit – refers to the operating profit of the industrial segments and the net earnings of the financial services segment. See page 14 for a description of the basis for segment profits.
	Operating pension costs – comprise the service cost of benefits earned, prior service cost amortization and curtailment loss for our principal pension plans.
	Non-operating pension costs – comprise the expected return on plan assets, interest cost on benefit obligations and net actuarial loss amortization for our principal pension plans.

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

2015 3Q FORM 10-Q   PAGE 6

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

THE GE CAPITAL EXIT PLAN

On April 10, 2015, the Company announced its plan (the GE Capital Exit Plan) to reduce the size of its financial services businesses through the sale of most of the assets of GECC over the following 24 months, and to focus on continued investment and growth in the Company's industrial businesses. Under the GE Capital Exit Plan, which was approved on April 2, 2015 and aspects of which were approved on March 31, 2015, the Company will retain certain GECC businesses, principally its vertical financing businesses—GE Capital Aviation Services, Energy Financial Services and Healthcare Equipment Finance—that directly relate to the Company's core industrial domain and other operations, including Working Capital Solutions and our run-off insurance activities (together referred to as GE Capital Verticals or Verticals). The assets planned for disposition include Real Estate, most of Commercial Lending and Leasing (CLL) and all Consumer platforms (including all U.S. banking assets). The Company expects to execute this strategy using an efficient approach for exiting non-vertical assets that works for the Company's and GECC's debt holders and the Company's shareowners. An element of this approach involves a merger of GECC into the Company to assure compliance with debt covenants as GECC exits non-vertical assets, and the creation of a new intermediate holding company to hold GECC's businesses after the merger. The Company has discussed the GE Capital Exit Plan, aspects of which are subject to regulatory review and approval, with its regulators and staff of the Financial Stability Oversight Council (FSOC) and will work closely with these bodies to take the actions necessary over time to terminate the FSOC's designation of GECC (and the new intermediate holding company, as applicable) as a nonbank systemically important financial institution (nonbank SIFI).

REORGANIZATION AND EXCHANGE OFFERS

The merger and creation of a new intermediate holding company is part of a reorganization of GECC's businesses (the Reorganization) pursuant to which GE will also separate GECC's international and U.S. operations. GECC's international operations will be consolidated under a new international holding company (GE Capital International Holdings) and will have a separate capital structure and be supervised by the U.K. Prudential Regulation Authority. The Reorganization, Exchange Offers (as described below) and establishment of GE Capital International Holdings are intended, among other things, to establish an efficient and simplified capital structure that is satisfactory to GECC's regulators, a key step in terminating the nonbank systemically important financial institution designation for GECC. In addition, the Exchange Offers were designed to align the liabilities of GE Capital International Holdings to its assets from a maturity profile and liquidity standpoint, taking into consideration asset sales, and where appropriate, shortening the maturity profile of targeted liabilities.

2015 3Q FORM 10-Q   PAGE 7

As part of the GE Capital Exit Plan, on September 21, 2015 GE Capital commenced private offers to exchange (the Exchange Offers) up to $30 billion of certain outstanding debt for new notes with maturities of six months, five years, ten years or twenty years. On October 19, 2015, given the high level of participation, the offering was increased by $6 billion with the aggregate principal amount of $36 billion of outstanding notes being tendered for exchange and settled on October 26, 2015. The new notes that were issued at closing are composed of $15.3 billion of 0.964% Six Month Notes due 2016, £0.8 billion of 1.363% Six Month Notes due 2016, $6.1 billion of 2.342% Notes due 2020, $2.0 billion of 3.373% Notes due 2025 and $11.5 billion of 4.418% Notes due 2035. Of the $16.2 billion exchanged into the Six Month Notes, $1.3 billion is in short term borrowings at September 30, 2015. GECC will continue to evaluate the opportunity to repurchase debt while maintaining our liquidity at the levels communicated as part of the GE Capital Exit Plan. The new notes have been fully, irrevocably and unconditionally guaranteed by GE.

SALES AGREEMENTS

During the first nine months of 2015, GE signed agreements to sell approximately $94 billion of ENI, excluding liquidity (as originally reported at December 31, 2014), of which approximately $45 billion and $33 billion related to the CLL and Real Estate businesses, respectively. CLL transactions signed in the third quarter 2015 included approximately $9.3 billion related to its Healthcare Financial Services U.S. lending business with Capital One, approximately $7.6 billion related to its Transportation Finance business in the U.S. and Canada with BMO Financial Group, and approximately $1.8 billion related to its Mubadala joint venture with MidCap Finco. Ltd., which is managed by Apollo Capital Management. Of the signed agreements, approximately $60 billion have closed, including approximately $30 billion and $21 billion related to Real Estate and CLL, respectively. The Real Estate transactions that have closed included the majority of GECC's Real Estate debt and equity portfolio sold to funds managed by The Blackstone Group (which, in turn, sold a portion of this portfolio to Wells Fargo & Company). In connection with The Blackstone Group transactions, GECC provided $3.2 billion of seller financing to The Blackstone Group, which GECC intends to syndicate by 2016. As of September 30, 2015, GECC has collected or sold approximately $0.4 billion of this seller financing. The CLL transactions that have closed included its U.S. and European Sponsor Finance businesses and the majority of its Global Fleet services business.

In addition, during October 2015, we signed agreements to sell approximately $32 billion of ENI, excluding liquidity (as originally reported at December 31, 2014) related to our CLL business. These signed CLL transactions included approximately $30 billion related to our global Commercial Distribution Finance, North American Vendor Finance and North American Corporate Finance businesses with Wells Fargo & Company and approximately $2 billion related to our Corporate Aircraft portfolio with Global Jet Capital.

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

In the nine months ended September 30, 2015, GE recorded $21.1 billion of after-tax charges related to the GE Capital Exit Plan, including $0.4 billion of after-tax charges recorded in the third quarter of 2015, primarily exit-related charges in our CLL business, partially offset by income associated with operations in CLL and Real Estate. A description of after-tax charges for the nine months ended September 30, 2015 is provided below.


$9.8 billion of net loss primarily related to the planned disposition of the Real Estate business and most of the CLL business, which is recorded in discontinued operations under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings.


$6.2 billion of tax expense related to expected repatriation of foreign earnings and write-off of deferred tax assets, of which $6.1 billion is reported in GECC's Corporate component and $0.2 billion is reported in our Consumer business all recorded in continuing operations under the caption "Benefit (provision) for income taxes" in the Statement of Earnings.


$4.7 billion of net asset impairments due to shortened hold periods, of which $3.2 billion is recorded in continuing operations in our Consumer business primarily under the captions "Provisions for losses on financing receivables" and "Revenues from services" in the Statement of Earnings and $1.5 billion is recorded in discontinued operations in our CLL business under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings.

2015 3Q FORM 10-Q   PAGE 8


$0.4 billion of restructuring and other charges, of which $0.3 billion is recorded in continuing operations in GECC's Corporate component under the caption "Other costs and expenses" in the Statement of Earnings and $0.1 billion is recorded in discontinued operations in our CLL business under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings.

GUARANTEE

As part of the GE Capital Exit Plan, on April 10, 2015, the Company and GECC entered into an amendment to their existing financial support agreement. Under this amendment (the Amendment), the Company has provided a full and unconditional guarantee (the Guarantee) of the payment of principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GECC identified in the Amendment. In the aggregate, the Guarantee applied to approximately $184 billion of GECC debt as of September 30, 2015. The Guarantee replaced the requirement that the Company make certain income maintenance payments to GECC in certain circumstances. GECC's U.S. public indentures were concurrently amended to provide the full and unconditional guarantee by the Company set forth in the Guarantee.

SYNCHRONY FINANCIAL EXCHANGE OFFER

On October 14, 2015, the Federal Reserve Board approved Synchrony Financial's application to operate as a publicly owned savings and loan holding company following completion of the exchange offer, conditioned on Synchrony Financial complying with certain conditions, including receipt of all required regulatory approvals, and on the commitments made in connection with Synchrony Financial's applications.

On October 19, 2015, GE commenced an offer to exchange GE common stock for common stock of GECC's approximately 84.6% owned subsidiary, Synchrony Financial. This exchange offer is in connection with the previously announced separation of Synchrony Financial and is expected to conclude the week of November 16, 2015. We estimate that the exchange will reduce the outstanding shares of GE common stock by approximately 6-7%. Following the completion of the share exchange, GECC expects the Federal Reserve Board to act in due course on its application to deregister as a savings and loan holding company but cannot predict the timing of the Federal Reserve Board's action. For further information about the Synchrony Financial transaction, see the Form S-4 filed by Synchrony Financial on October 19, 2015.

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

Amounts reported in billions in graphs within this Form 10-Q report are computed based on the amounts in millions.  As a result, the sum of the components reported in billions may not equal the total amount reported in billions due to rounding.  Certain columns and rows within the tables may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in millions.

Discussions throughout this MD&A are based on continuing operations unless otherwise noted.

REFERENCES

The MD&A should be read in conjunction with the Financial Statements and Notes to the consolidated financial statements.

For additional information related to the GE Capital Exit Plan, GE Capital segment operations and the credit quality of financing receivables, refer to the General Electric Capital Corporation quarterly report on Form 10-Q for the nine months ended September 30, 2015.
2015 3Q FORM 10-Q   PAGE 9

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
2015 3Q FORM 10-Q   PAGE 10

KEY PERFORMANCE INDICATORS

 (Dollars in billions; per-share amounts in dollars)

REVENUES PERFORMANCE			INDUSTRIAL SEGMENT PROFIT		INDUSTRIAL SEGMENT MARGIN

	3Q 2015	YTD 2015
Industrial Segment	(1)%	(1)%
Industrial Segment Organic*	4%	4%
Financial Services	(1)%	(9)%
EARNINGS PER SHARE			INDUSTRIAL ORDERS		INDUSTRIAL BACKLOG
  Earnings   Operating Earnings*				Equipment Services	(a) Prior period reflects an update for Oil & Gas services backlog.	Equipment Services
IND'L OPERATING + VERTICALS EPS*			SIGNIFICANT DEVELOPMENTS IN 2015

On October 19, 2015, we launched the Synchrony Financial share exchange, after the Federal Reserve Board approved Synchrony Financial's application to operate as a publicly owned savings and loan holding company.
At September 30, 2015, we had an agreement to sell our consumer finance business in Australia and New Zealand for approximately 6.0 billion Australian dollars and 1.4 billion New Zealand dollars, respectively.
We announced the GE Capital Exit Plan in April 2015 and GECC's Real Estate business and most of the CLL business have been classified as discontinued operations.
We acquired Milestone Aviation Group, a helicopter leasing business, for approximately $1.8 billion on January 30, 2015.
The effects of the stronger U.S. dollar in the nine months ended September 30, 2015, primarily related to the euro, decreased consolidated revenues by $3.9 billion.
GE returned $7.2 billion to shareowners in the nine months ended September 30, 2015 primarily through dividends.

Verticals include businesses expected to be retained (GECAS, EFS, Healthcare Equipment Finance, Working Capital Solutions, and run-off insurance), including allocated corporate costs.
GE CFOA
	GECC Dividend Industrial CFOA*
*Non-GAAP Financial Measure

2015 3Q FORM 10-Q   PAGE 11

CONSOLIDATED RESULTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30
(Dollars in billions)

REVENUES	INDUSTRIAL SEGMENT EQUIPMENT & SERVICES REVENUES
Equipment Services
COMMENTARY: 2015 - 2014

THREE MONTHS ENDED
Consolidated revenues decreased $0.4 billion, or (1)%.
Industrial segment revenues decreased 1%, reflecting the unfavorable impact of foreign exchange of $1.2 billion. Industrial segment organic revenues* grew 4%.
Financial Services revenues decreased 1% as a result of higher impairments and the effects of currency exchange, partially offset by higher gains and the effects of acquisitions.
The effects of acquisitions increased consolidated revenues $0.1 billion and $0.3 billion in 2015 and 2014, respectively. The effects of dispositions decreased consolidated revenues $0.1 billion and $0.6 billion in 2015 and 2014, respectively.

NINE MONTHS ENDED
Consolidated revenues decreased $1.9 billion, or (2)%, primarily due to the impact of foreign exchange of $3.9 billion.
Industrial segment revenues decreased 1%, reflecting the unfavorable impact of foreign exchange of $3.5 billion. Industrial segment organic revenues* grew 4%.
Financial Services revenues decreased 9% primarily due to the effects of the GE Capital Exit Plan.
The effects of acquisitions increased consolidated revenues $0.5 billion and $1.5 billion in 2015 and 2014, respectively. Dispositions affected our ongoing results through lower revenues of $0.4 billion and $3.0 billion in 2015 and 2014, respectively.

*Non-GAAP Financial Measure
2015 3Q FORM 10-Q   PAGE 12

THREE AND NINE MONTHS ENDED SEPTEMBER 30
(Dollars in billions)

EARNINGS (LOSS)	INDUSTRIAL SELLING, GENERAL & ADMINISTRATIVE (SG&A) AS A % OF SALES

  Earnings   Operating Earnings*
COMMENTARY: 2015 - 2014

THREE MONTHS ENDED
Consolidated earnings increased 1% primarily due to:
Industrial segment profit increased 5% with five of seven segments growing earnings.
Industrial segment margin increased 100 basis points (bps) driven by higher productivity and volume, partially offset by the impact of the stronger U.S. dollar.
Financial Services earnings decreased 13% primarily due to core decreases, including charges associated with the GE Capital Exit Plan and higher impairments, partially offset by higher gains, the effects of dispositions and lower provisions for losses on financing receivables.
The effects of acquisitions on our consolidated net earnings were insignificant amounts for both 2015 and 2014, respectively. The effects of dispositions on net earnings and settlements were an insignificant amount in 2015 and a decrease of $0.1 billion in 2014.
Industrial SG&A as a percentage of total sales decreased to 13.9% primarily as a result of favorable impacts of global cost reduction initiatives and lower restructuring costs, partially offset by higher non-operating pension costs.

NINE MONTHS ENDED
Consolidated earnings decreased $10.1 billion primarily due to lower financial services income resulting from charges associated with the GE Capital Exit Plan of $9.7 billion, which consisted primarily of tax expense related to expected repatriation of foreign earnings and write-off of deferred tax assets and asset impairments due to shortened hold periods.
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
The effects of acquisitions on our consolidated net earnings were increases of $0.1 billion in 2015 and $0.2 billion in 2014. The effects of dispositions and settlements on net earnings were an increase of $0.3 billion in 2015 and a decrease of $1.5 billion in 2014.
Industrial SG&A as a percentage of total sales decreased to 14.6% primarily as a result of favorable impacts of global cost reduction initiatives, partially offset by higher non-operating pension costs and restructuring costs.

See the "Other Consolidated Information" section within the MD&A of this Form 10-Q for a discussion of income taxes.

*Non-GAAP Financial Measure
2015 3Q FORM 10-Q   PAGE 13

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

PLANNED ACQUISITION OF ALSTOM IMPACTS MULTIPLE SEGMENTS

During the second quarter of 2014, GE's offer to acquire the Thermal, Renewables and Grid businesses of Alstom for approximately €12,350 million (to be adjusted for the assumed net cash or liability at closing) was positively recommended by Alstom's board of directors. As part of the transaction, Alstom and the French Government signed a memorandum of understanding for the formation of three joint ventures in grid technology, renewable energy, and global nuclear and French steam power. Alstom will invest approximately €2,400 million in these joint ventures at the closing of the proposed transaction.

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

In the second quarter of 2015, the European Commission indicated that it had competition concerns with the proposed transaction. In response, GE proposed remedies to address the concerns of the Commission and the U.S. Department of Justice while preserving the strategic and economic rationale of the proposed transaction. On September 8, 2015, the European Commission and the Department of Justice accepted GE's proposal and approved the transaction. In order to obtain approval, GE has pledged to sell certain of Alstom's gas-turbine assets and its Power Systems Mfg. subsidiary to Ansaldo Energia SpA after the close of the transaction for approximately €120 million. As a result of final negotiations, Alstom has agreed to contribute financially to the remedies through a €300 million reduction in the purchase price of the transaction. Further, GE and Alstom agreed to other purchase price amendments that resulted in a net increase of consideration of approximately €45 million and a reduction in the trademark licensing period of the Alstom name to five years. The transaction is targeted to close in November 2015.

2015 3Q FORM 10-Q   PAGE 14

The acquisition and alliances with Alstom will impact our Power & Water and Energy Management segments. The impact of acquired businesses on individual segments will be affected by a number of variables, including operating performance, purchase accounting impacts and expected synergies. In addition, due to the amount of time between signing and closing, the operations of the businesses may fluctuate and impact the overall valuation of the acquired businesses at the time of close and, accordingly, may affect the amounts assigned to the assets and liabilities recorded in accordance with purchase accounting.

PLANNED SALE OF APPLIANCES

In the third quarter of 2014, we signed an agreement to sell our Appliances business to Electrolux for approximately $3.3 billion. On July 1, 2015, we were notified that the Department of Justice had initiated court proceedings seeking to enjoin the sale of Appliances to Electrolux. Electrolux and GE intend to defend the proposed transaction and a trial date has been set for November 9, 2015.

SEGMENT RESULTS

SUMMARY OF OPERATING SEGMENTS

	Three months ended September 30			Nine months ended September 30
(In millions)	2015	2014	V%	2015	2014	V%

Revenues
Power & Water	$6,461	$6,375	1%	$18,978	$18,176	4%
Oil & Gas	3,868	4,597	(16)%	11,891	13,666	(13)%
Energy Management	1,773	1,813	(2)%	5,226	5,341	(2)%
Aviation	6,001	5,698	5%	17,927	17,566	2%
Healthcare	4,255	4,485	(5)%	12,666	13,166	(4)%
Transportation	1,593	1,540	3%	4,322	4,073	6%
Appliances & Lighting	2,293	2,117	8%	6,469	6,094	6%
Total industrial segment revenues	26,243	26,625	(1)%	77,479	78,082	(1)%
GE Capital	6,312	6,384	(1)%	17,452	19,223	(9)%
Total segment revenues	32,555	33,009	(1)%	94,931	97,305	(2)%
Corporate items and eliminations	(875)	(902)	(3)%	(2,201)	(2,710)	(19)%
Consolidated revenues	$31,680	$32,107	(1)%	$92,731	$94,595	(2)%

Segment profit (loss)
Power & Water	$1,270	$1,191	7%	$3,362	$3,212	5%
Oil & Gas	584	660	(12)%	1,599	1,771	(10)%
Energy Management	127	59	F	237	133	78%
Aviation	1,353	1,264	7%	3,936	3,576	10%
Healthcare	652	727	(10)%	1,944	2,027	(4)%
Transportation	379	342	11%	934	814	15%
Appliances & Lighting	165	88	88%	432	243	78%
Total industrial segment profit	4,530	4,331	5%	12,445	11,776	6%
GE Capital	734	843	(13)%	(7,555)	3,091	U
Total segment profit (loss)	5,264	5,174	2%	4,890	14,867	(67)%
Corporate items and eliminations	(1,559)	(1,550)	1%	(4,436)	(4,566)	(3)%
GE interest and other financial charges	(440)	(377)	17%	(1,243)	(1,142)	9%
GE provision for income taxes	(413)	(416)	(1)%	(1,302)	(1,143)	14%
Earnings (loss) from continuing operations
attributable to the Company	2,853	2,831	1%	(2,091)	8,016	U
Earnings (loss) from discontinued
operations, net of taxes	(347)	706	U	(10,336)	2,065	U
Consolidated net earnings (loss)
attributable to the Company	$2,506	$3,537	(29)%	$(12,427)	$10,081	U
	\			\
2015 3Q FORM 10-Q   PAGE 15

POWER & WATER

OPERATIONAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
 (Dollars in billions)

2015 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES
(a) Includes Water Process Technologies and Nuclear
Services Equipment
ORDERS	BACKLOG
Equipment Services	Equipment Services
UNIT SALES

2015 3Q FORM 10-Q   PAGE 16

FINANCIAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
 (Dollars in billions)

SEGMENT REVENUES & PROFIT			SEGMENT PROFIT MARGIN
  Revenue   Profit

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY: 2015 - 2014
THREE MONTHS ENDED
Segment revenues up $0.1 billion or 1%;
Segment profit up $0.1 billion or 7% as a result of:

The increase in revenues was primarily due to higher volume, mainly driven by higher equipment sales at Renewable Energy and PGS upgrades, partially offset by the impact of the stronger U.S. dollar.
The increase in profit was mainly due to services growth and cost productivity. These increases were partially offset by an unfavorable business mix.

	Revenues	Profit
September 30, 2014	$6.4	$1.2
Volume	0.4	0.1
Price	-	-
Foreign Exchange	(0.4)	-
(Inflation)/Deflation	N/A	-
Mix	N/A	(0.1)
Productivity	N/A	0.1
Other	-	-
September 30, 2015	$6.5	$1.3

NINE MONTHS ENDED
Segment revenues up $0.8 billion or 4%;
Segment profit up $0.2 billion or 5% as a result of:

The increase in revenues was primarily due to higher volume, mainly driven by higher equipment sales at PGP and Renewable Energy and service sales at PGS, higher price and other income, partially offset by the impact of the stronger U.S. dollar.
The increase in profit was mainly due to higher volume, price and other income, partially offset by unfavorable business mix and the impact of the stronger U.S. dollar.

	Revenues	Profit
September 30, 2014	$18.2	$3.2
Volume	1.6	0.3
Price	0.1	0.1
Foreign Exchange	(1.0)	(0.1)
(Inflation)/Deflation	N/A	-
Mix	N/A	(0.2)
Productivity	N/A	-
Other	0.1	0.1
September 30, 2015	$19.0	$3.4

2015 3Q FORM 10-Q   PAGE 17

OIL & GAS

OPERATIONAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
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

2015 3Q FORM 10-Q   PAGE 18

FINANCIAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
 (Dollars in billions)

SEGMENT REVENUES & PROFIT			SEGMENT PROFIT MARGIN
  Revenues   Profit

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY: 2015 - 2014
THREE MONTHS ENDED
Segment revenues down $0.7 billion or 16%;
Segment profit down $0.1 billion or 12% as a result of:

The decrease in revenues was primarily due to the impact of the stronger U.S. dollar and lower volume, partially offset by other income. Organic revenues* for the third quarter of 2015 were down 7% compared with the third quarter of 2014.
The decrease in profit was due to lower volume, the impact of the stronger U.S. dollar and lower productivity, partially offset by other income. Organic operating profit* was flat in the third quarter of 2015.

	Revenues	Profit
September 30, 2014	$4.6	$0.7
Volume	(0.4)	(0.1)
Price	-	-
Foreign Exchange	(0.4)	(0.1)
(Inflation)/Deflation	N/A	-
Mix	N/A	-
Productivity	N/A	(0.1)
Other	0.1	0.1
September 30, 2015	$3.9	$0.6

NINE MONTHS ENDED
Segment revenues down $1.8 billion or 13%;
Segment profit down $0.2 billion or 10% as a result of:

The decrease in revenues was primarily due to the impact of the stronger U.S. dollar and lower volume. Organic revenues* for the nine months ended September 30, 2015 were down 4% compared with the same period of 2014.
The decrease in profit is primarily due to the impact of the stronger U.S. dollar and lower volume, partially offset by cost deflation and higher productivity. Organic operating profit* grew 5% in the nine months ended September 30, 2015.

	Revenues	Profit
September 30, 2014	$13.7	$1.8
Volume	(0.5)	(0.1)
Price	-	-
Foreign Exchange	(1.2)	(0.3)
(Inflation)/Deflation	N/A	0.1
Mix	N/A	-
Productivity	N/A	0.1
Other	(0.1)	-
September 30, 2015	$11.9	$1.6

*Non-GAAP Financial Measure
2015 3Q FORM 10-Q   PAGE 19

ENERGY MANAGEMENT

OPERATIONAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
 (Dollars in billions)

2015 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES

Services Equipment
ORDERS	BACKLOG
Equipment Services	Equipment Services

2015 3Q FORM 10-Q   PAGE 20

FINANCIAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
 (Dollars in billions)

SEGMENT REVENUES & PROFIT	SEGMENT PROFIT MARGIN

  Revenue   Profit

COMMENTARY: 2015 - 2014
THREE MONTHS ENDED Segment revenues down 2% as a result of:	NINE MONTHS ENDED Segment revenues down $0.1 billion or 2% as a result of:
The impact of the stronger U.S. dollar ($0.1 billion), partially offset by higher sales volume ($0.1 billion).	The impact of the stronger U.S. dollar ($0.4 billion), partially offset by higher volume ($0.3 billion).
Segment profit up $0.1 billion as a result of:	Segment profit up $0.1 billion or 78% as a result of:
Improved productivity ($0.1 billion).	Improved productivity ($0.2 billion), partially offset by the impact of the stronger U.S. dollar ($0.1 billion).

2015 3Q FORM 10-Q   PAGE 21

            AVIATION

OPERATIONAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
(Dollars in billions)

2015 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES

Services Equipment
ORDERS	BACKLOG
Equipment Services	Equipment Services
UNIT SALES
(a)GEnx engines are a subset of commercial engines (b)Commercial spares shipment rate in millions of dollars per day

2015 3Q FORM 10-Q   PAGE 22

FINANCIAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
 (Dollars in billions)

SEGMENT REVENUES & PROFIT			SEGMENT PROFIT MARGIN
  Revenues   Profit

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY: 2015 - 2014
THREE MONTHS ENDED
Segment revenues up $0.3 billion or 5%;
Segment profit up $0.1 billion or 7% as a result of:

The increase in revenues was primarily due to higher services volume and higher prices.
The increase in profit was mainly due to higher price as well as a favorable business mix, partially offset lower productivity.

	Revenues	Profit
September 30, 2014	$5.7	$1.3
Volume	0.2	-
Price	0.1	0.1
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	-
Mix	N/A	0.1
Productivity	N/A	(0.1)
Other	-	-
September 30, 2015	$6.0	$1.4

NINE MONTHS ENDED
Segment revenues up $0.4 billion or 2%;
Segment profit up $0.4 billion or 10% as a result of:

The increase in revenues was primarily due to higher prices, partially offset by lower volume.
The increase in profit was mainly due to higher price as well as a favorable business mix. These increases were partially offset by the effects of inflation.

	Revenues	Profit
September 30, 2014	$17.6	$3.6
Volume	(0.1)	-
Price	0.5	0.5
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	(0.2)
Mix	N/A	0.1
Productivity	N/A	-
Other	-	-
September 30, 2015	$17.9	$3.9

2015 3Q FORM 10-Q   PAGE 23

HEALTHCARE

OPERATIONAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
(Dollars in billions)

2015 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES
Services Equipment

ORDERS	BACKLOG
Equipment Services	Equipment Services

2015 3Q FORM 10-Q   PAGE 24

FINANCIAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
 (Dollars in billions)

SEGMENT REVENUES & PROFIT			SEGMENT PROFIT MARGIN
  Revenue   Profit

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY: 2015 - 2014
THREE MONTHS ENDED
Segment revenues down $0.2 billion or 5%;
Segment profit down $0.1 billion or 10% as a result of:

The decrease in revenues was due to the impact of the stronger U.S. dollar and lower prices, mainly in Healthcare Systems. These decreases were partially offset by higher volume, mainly driven by Life Sciences.
The decrease in profit was due to lower prices, mainly in Healthcare Systems, partially offset by higher productivity as increased R&D and related costs were more than offset by higher cost productivity.

	Revenues	Profit
September 30, 2014	$4.5	$0.7
Volume	0.2	-
Price	(0.1)	(0.1)
Foreign Exchange	(0.3)	-
(Inflation)/Deflation	NA	-
Mix	N/A	-
Productivity	N/A	0.1
Other	-	-
September 30, 2015	$4.3	$0.7

NINE MONTHS ENDED
Segment revenues down $0.5 billion or 4%;
Segment profit down $0.1 billion or 4% as a result of:

The decrease in revenues was due to the impact of the stronger U.S. dollar and lower prices, mainly in Healthcare Systems. These decreases were partially offset by higher volume, mainly driven by Life Sciences.
The decrease in profit was due to lower prices, mainly in Healthcare Systems, the impact of the stronger U.S. dollar and the effects of inflation. These decreases were partially offset by higher volume and higher productivity as increased R&D and related costs were more than offset by higher cost productivity.

	Revenues	Profit
September 30, 2014	$13.2	$2.0
Volume	0.6	0.1
Price	(0.2)	(0.2)
Foreign Exchange	(0.8)	(0.1)
(Inflation)/Deflation	N/A	(0.1)
Mix	N/A	-
Productivity	N/A	0.3
Other	-	-
September 30, 2015	$12.7	$1.9

2015 3Q FORM 10-Q   PAGE 25

            TRANSPORTATION

OPERATIONAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
 (Dollars in billions)

2015 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES
(a) Includes Marine, Stationary & Drilling	Services Equipment

ORDERS	BACKLOG
Equipment Services	Equipment Services
UNIT SALES

2015 3Q FORM 10-Q   PAGE 26

FINANCIAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
(Dollars in billions)

SEGMENT REVENUES & PROFIT	SEGMENT PROFIT MARGIN
  Revenue   Profit

COMMENTARY: 2015 - 2014
THREE MONTHS ENDED
Segment revenues up $0.1 billion or 3% as a result of:
Higher volume, primarily due to higher locomotive and services sales.

Segment profit up 11% as a result of:
Cost productivity and deflation, partially offset by an unfavorable business mix.

NINE MONTHS ENDED
Segment revenues up $0.2 billion or 6% as a result of:
Higher volume ($0.2 billion), due to higher locomotive and services sales.

Segment profit up $0.1 billion or 15% as a result of:
Higher cost productivity ($0.1 billion), higher volume driven by locomotive and services sales and continued deflation, partially offset by an unfavorable business mix ($0.1 billion).

2015 3Q FORM 10-Q   PAGE 27

            APPLIANCES & LIGHTING

OPERATIONAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
 (Dollar in billions)

2015 YTD SUB-SEGMENT REVENUES

FINANCIAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30 (Dollar in billions)
SEGMENT REVENUES & PROFIT	SEGMENT PROFIT MARGIN
  Revenue   Profit

COMMENTARY: 2015 - 2014
THREE MONTHS ENDED
Segment revenues up $0.2 billion or 8% as a result of:
Higher volume ($0.2 billion) driven by higher sales at Appliances.

Segment profit up $0.1 billion or 88% as a result of:
Improved productivity ($0.1 billion), including the effects of classifying Appliances as a business held for sale in the third quarter of 2014.

NINE MONTHS ENDED
Segment revenues up $0.4 billion or 6% as a result of:
Higher volume ($0.5 billion) driven by higher sales at Appliances, partially offset by lower prices ($0.1 billion) and the impact of the stronger U.S. dollar ($0.1 billion).

Segment profit up $0.2 billion or 78% as a result of:
Improved productivity ($0.2 billion), including the effects of classifying Appliances as a business held for sale and the effects of inflation ($0.1 billion), partially offset by lower prices ($0.1 billion).

2015 3Q FORM 10-Q   PAGE 28

GE CAPITAL

OPERATIONAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
 (Dollars in billions)

2015 YTD SUB-SEGMENT REVENUES

ENDING NET INVESTMENT, EXCLUDING LIQUIDITY*	TIER 1 COMMON RATIO ESTIMATE*

SIGNIFICANT TRENDS & DEVELOPMENTS


The GE Capital Exit Plan - As previously discussed, on April 10, 2015, the Company announced its plan to reduce the size of the financial services businesses through the sale of most of the assets of GECC over the following 24 months. It is expected that as a result of the GE Capital Exit Plan, the GE Capital businesses that will remain with GE will account for about $90 billion in ending net investment (ENI), excluding liquidity, including about $40 billion in the U.S. ENI is a metric used to measure the total capital invested in the financial services businesses. GE Capital's ENI, excluding liquidity* was $176 billion at September 30, 2015.

During the first nine months of 2015, GE signed agreements to sell approximately $94 billion of ENI, excluding liquidity (as originally reported at December 31, 2014), of which $45 billion and $33 billion related to the CLL and Real Estate businesses, respectively. CLL transactions signed in the third quarter 2015 included approximately $9.3 billion related to its Healthcare Financial Services U.S. lending business with Capital One, approximately $7.6 billion related to its Transportation Finance business in the U.S. and Canada with BMO Financial Group, and approximately $1.8 billion related to its Mubadala joint venture, with MidCap Finco Ltd., which is managed by Apollo Capital Management.
Of the signed agreements, approximately $60 billion have closed, including approximately $30 billion and $21 billion related to Real Estate and CLL, respectively. The Real Estate transactions that have closed included the majority of GECC's Real Estate debt and equity portfolio sold to funds managed by The Blackstone Group (which, in turn, sold a portion of this portfolio to Wells Fargo & Company). In connection with The Blackstone Group transactions, GECC provided $3.2 billion of seller financing to The Blackstone Group, which GECC intends to syndicate by 2016. As of September 30, 2015, GECC has collected or sold approximately $0.4 billion of this seller financing. The CLL transactions that have closed included its U.S. and European Sponsor Finance businesses and the majority of its Global Fleet services business.

* Non-GAAP Financial Measure
2015 3Q FORM 10-Q   PAGE 29

In addition, during October 2015, we signed agreements to sell approximately $32 billion of ENI, excluding liquidity (as originally reported at December 31, 2014) related to our CLL business. These signed CLL transactions included approximately $30 billion related to our global Commercial Distribution Finance, North American Vendor Finance and North American Corporate Finance businesses with Wells Fargo & Company and approximately $2 billion related to our Corporate Aircraft portfolio with Global Jet Capital.
In the nine months ended September 30, 2015, GE recorded $21.1 billion of after-tax charges related to the GE Capital Exit Plan, including $0.4 billion of after-tax charges recorded in the third quarter of 2015, primarily exit-related charges in our CLL business, partially offset by income associated with operations in CLL and Real Estate. A description of after-tax charges for the nine months ended September 30, 2015 is provided below.

$9.8 billion of net loss primarily related to the planned disposition of the Real Estate business and most of the CLL business, which is recorded in discontinued operations under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings.


$6.2 billion of tax expense related to expected repatriation of foreign earnings and write-off of deferred tax assets, of which $6.1 billion is reported in GECC's Corporate component and $0.2 billion reported in our Consumer business all recorded in continuing operations under the caption "Benefit (provision) for income taxes" in the Statement of Earnings.


$4.7 billion of net asset impairments due to shortened hold periods, of which $3.2 billion is recorded in continuing operations in our Consumer business primarily under the captions "Provisions for losses on financing receivables" and "Revenues from services" in the Statement of Earnings and $1.5 billion is recorded in discontinued operations in our CLL business under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings.


$0.4 billion of restructuring and other charges, of which $0.3 billion is recorded in continuing operations in GECC's Corporate component under the caption "Other costs and expenses" in the Statement of Earnings and $0.1 billion is recorded in discontinued operations in our CLL business under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings.

	Budapest Bank – On June 29, 2015 we closed the sale of Budapest Bank to Hungary's government.

Australia and New Zealand (ANZ) Consumer Lending – At September 30, 2015, we had an agreement to sell our consumer finance business in Australia and New Zealand to a consortium including KKR, Varde Partners and Deutsche Bank for approximately 6.0 billion Australian dollars and 1.4 billion New Zealand dollars, respectively.

	Milestone Aviation Group – On January 30, 2015, GECAS acquired Milestone Aviation Group, a helicopter leasing business, for approximately $1.8 billion.

Synchrony Financial – On October 19, 2015, GE commenced an offer to exchange GE common stock for common stock of GECC's approximately 84.6% owned subsidiary, Synchrony Financial. This exchange offer is in connection with the previously announced separation of Synchrony Financial and is expected to conclude the week of November 16, 2015. We estimate that the exchange will reduce the outstanding shares of GE common stock by approximately 6-7%. Following the completion of the share exchange, GECC expects the Federal Reserve Board to act in due course on its application to deregister as a savings and loan holding company but cannot predict the timing of the Federal Reserve Board's action. For further information about the Synchrony Financial transaction, see the Form S-4 filed by Synchrony Financial on October 19, 2015.

	Dividends - GECC paid no dividends and $0.5 billion of dividends to GE in the three and nine months ended September 30, 2015, respectively.

2015 3Q FORM 10-Q   PAGE 30

FINANCIAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
 (Dollars in billions)

SEGMENT REVENUES & PROFIT (LOSS)(a)
  Revenue   Profit (Loss)	(a) Interest and other financial charges and income taxes are included in determining segment profit (loss) for the GE Capital segment.

COMMENTARY: 2015 - 2014

Segment revenues decreased 1% in the three months ended September 30, 2015 as a result of higher impairments and the effects of currency exchange, partially offset by higher gains and the effects of acquisitions. Net earnings decreased 13% in the three months ended September 30, 2015 primarily due to core decreases, including charges associated with the GE Capital Exit Plan and higher impairments, partially offset by higher gains, the effects of dispositions and lower provisions for losses on financing receivables.

Segment revenues decreased 9% and net earnings decreased significantly in the nine months ended September 30, 2015, primarily due to the effects of the GE Capital Exit Plan.

COMMERCIAL LENDING AND LEASING

During the second quarter of 2015, the majority of CLL's business met held for sale criteria and was classified as discontinued operations. See Note 2 for additional information. The discussion below relates solely to the portion of CLL's business classified as continuing operations, which include Healthcare Equipment Finance and Working Capital Solutions.

CLL 2015 revenues increased 14% and net earnings increased 23% in the three months ended September 30, 2015. Revenues increased primarily as a result of organic revenue growth. Net earnings increased reflecting core increases.

CLL 2015 revenues increased 6% and net earnings increased 13% in the nine months ended September 30, 2015. Revenues increased primarily as a result of organic revenue growth, partially offset by the effects of currency exchange. Net earnings increased reflecting core increases.

2015 3Q FORM 10-Q   PAGE 31

CONSUMER

Consumer 2015 revenues increased 1% and net earnings increased 28% in the three months ended September 30, 2015. Revenues increased reflecting higher gains ($0.2 billion), organic revenue growth ($0.1 billion) and the effects of acquisitions, partially offset by the effects of dispositions ($0.2 billion) and the effects of currency exchange ($0.1 billion). Net earnings increased as a result of higher gains ($0.1 billion) and lower provisions for financing receivables ($0.1 billion), partially offset by core decreases.

Consumer 2015 revenues decreased 15% and net earnings decreased unfavorably in the nine months ended September 30, 2015. Revenues decreased as a result of higher impairments ($1.4 billion), the effects of dispositions ($0.5 billion) and the effects of currency exchange ($0.4 billion), partially offset by higher gains ($0.4 billion), organic revenue growth ($0.3 billion) and the effects of acquisitions. Net earnings decreased as a result of higher provisions for losses on financing receivables ($2.0 billion), higher impairments ($1.2 billion) and core decreases ($0.4 billion), partially offset by higher gains ($0.2 billion). These decreases are primarily related to the reclassification of assets within Consumer to financing receivables held-for-sale recorded at the lower of cost or fair value, less cost to sell ($2.2 billion), and asset impairments related to equity method investments in connection with the GE Capital Exit Plan ($1.2 billion).

ENERGY FINANCIAL SERVICES

Energy Financial Services 2015 revenues decreased 35% and net earnings decreased unfavorably in the three months ended September 30, 2015. Revenues decreased as a result of higher impairments ($0.2 billion), lower gains ($0.1 billion) and organic revenue declines, partially offset by the effects of dispositions ($0.2 billion). Net earnings decreased as a result of higher impairments ($0.1 billion) and lower gains, partially offset by the effects of dispositions ($0.1 billion).

Energy Financial Services 2015 revenues decreased 19% and net earnings decreased 63% in the nine months ended September 30, 2015. Revenues decreased as a result of organic revenue declines ($0.3 billion), higher impairments ($0.1 billion) and lower gains ($0.1 billion), partially offset by the effects of dispositions ($0.2 billion). Net earnings decreased as a result of core decreases ($0.2 billion), higher impairments ($0.1 billion) and lower gains, partially offset by the effects of dispositions ($0.1 billion).

GECAS

GECAS 2015 revenues increased 4% and net earnings increased favorably in the three months ended September 30, 2015. Revenues increased as a result of the effects of acquisitions ($0.1 billion), partially offset by organic revenue declines ($0.1 billion). Net earnings increased as a result of lower impairments ($0.1 billion), the effects of acquisitions and core increases.

GECAS 2015 revenues decreased slightly and net earnings increased 18% in the nine months ended September 30, 2015. Revenues decreased as a result of organic revenue declines ($0.4 billion), partially offset by the effects of acquisitions ($0.2 billion) and lower impairments ($0.1 billion). Net earnings increased as a result of lower impairments ($0.2 billion) and the effects of acquisitions ($0.1 billion), partially offset by core decreases ($0.1 billion).
2015 3Q FORM 10-Q   PAGE 32

CORPORATE ITEMS AND ELIMINATIONS

REVENUES AND OPERATING PROFIT (COST)

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Revenues
Gains on disposed or held for sale businesses	$-	$-	$49	$91
NBCU settlement	-	-	450	-
Eliminations and other	(875)	(902)	(2,700)	(2,801)
Total Corporate Items and Eliminations	$(875)	$(902)	$(2,201)	$(2,710)

Operating profit (cost)
Gains on disposed or held for sale businesses	$-	$-	$49	$91
NBCU settlement	-	-	450	-
Principal retirement plans(a)	(659)	(582)	(2,121)	$(1,745)
Restructuring and other charges	(346)	(435)	(1,167)	(1,218)
Eliminations and other	(554)	(533)	(1,647)	(1,694)
Total Corporate Items and Eliminations	$(1,559)	$(1,550)	$(4,436)	$(4,566)

CORPORATE COSTS

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Total Corporate Items and Eliminations	$(1,559)	$(1,550)	$(4,436)	$(4,566)
Less non-operating pension cost	(693)	(537)	(2,077)	(1,592)
Total Corporate costs (operating)*	$(866)	$(1,013)	$(2,359)	$(2,974)
Less restructuring and other charges, gains and settlement	(346)	(435)	(668)	(1,127)
Adjusted total corporate costs (operating)*	$(520)	$(578)	$(1,691)	$(1,847)

(a)
Included non-operating pension cost* of $(0.7) billion and  $(0.5) billion in the three months ended September 30, 2015 and 2014, respectively, and  $(2.1) billion and  $(1.6) billion in the nine months ended September 30, 2015 and 2014, respectively, which includes expected return on plan assets, interest costs and non-cash amortization of actuarial gains and losses.

2015 – 2014 COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30

Revenues and other income were flat.

Operating costs were flat, primarily as a result of:

$0.1 billion lower restructuring and other charges offset by $0.1 billion higher costs associated with our principal retirement plans, including the effects of lower discount rates and updated mortality assumptions, and

	Lower headquarter functional costs offset by higher investment in Information Technology (IT) growth initiatives.

2015 – 2014 COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30

Revenues and other income increased $0.5 billion, primarily a result of:
	$0.5 billion higher other income from a settlement related to the NBCU transaction.

Operating costs decreased $0.1 billion, primarily as a result of:
	$0.5 billion higher income from the NBCU transaction,
	$0.1 billion of lower restructuring and other charges, and
	Lower headquarter functional costs offset by higher investment in IT growth initiatives.

These decreases to operating costs were partially offset by $0.4 billion higher costs associated with our principal retirement plans including the effects of lower discount rates and updated mortality assumptions.

*Non-GAAP Financial Measure
2015 3Q FORM 10-Q   PAGE 33

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

COSTS

	Three months ended September 30		Nine months ended September 30
(In billions)	2015	2014	2015	2014

Power & Water	$0.1	$0.1	$0.2	$0.3
Oil & Gas	0.2	0.1	0.5	0.2
Energy Management	-	0.1	0.1	0.2
Aviation	-	0.1	-	0.2
Healthcare	-	0.1	0.1	0.4
Transportation	-	-	-	-
Appliances & Lighting	-	-	-	0.1
Total	$0.3	$0.5	$1.1	$1.4

For the nine months ended September 30, 2014, a gain of $0.1 billion related to a fuel dispenser business disposition was excluded from Oil & Gas results.
2015 3Q FORM 10-Q   PAGE 34

DISCONTINUED OPERATIONS

Discontinued operations primarily included most of our CLL business, our Real Estate business and our U.S. mortgage business (WMC). All of these operations were previously reported in the GE Capital segment.

Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Earnings (loss) from discontinued operations, net of taxes	$(347)	$706	$(10,336)	$2,065

2015 – 2014 COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30

The third quarter 2015 loss from discontinued operations, net of taxes, primarily reflected the following:
	$0.5 billion after-tax loss at our CLL business (including $1.2 billion after-tax impairment charges on planned disposals).
	Third quarter 2015 losses were partially offset by $0.1 billion after-tax earnings at our Real Estate business, including a $0.2 billion after-tax gain on transactions closed in the quarter.

The third quarter 2014 earnings from discontinued operations, net of taxes, primarily reflected the following:
	$0.5 billion of after-tax earnings from operations at our CLL business, and
	$0.2 billion of after-tax earnings from operations at our Real Estate business.

2015 – 2014 COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30

The 2015 loss from discontinued operations, net of taxes, primarily reflected the following:
	$8.2 billion after-tax loss at our CLL business (including a $8.4 billion after-tax loss on planned disposals), and
	$2.2 billion after-tax loss at our Real Estate business primarily loss on planned disposals.

The 2014 earnings from discontinued operations, net of taxes, primarily reflected the following:
	$1.4 billion of after-tax earnings from operations at our CLL business, and
	$0.7 billion of after-tax earnings from operations at our Real Estate business.

For additional information related to discontinued operations, see Note 2 to the consolidated financial statements.
2015 3Q FORM 10-Q   PAGE 35

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

GE and GECC file a consolidated U.S. federal income tax return. This enables GE to use GECC tax deductions and credits to reduce the tax that otherwise would have been payable by GE. The GECC effective tax rate reflects the benefit of these tax reductions in the consolidated return. GE makes cash payments to GECC for these tax reductions at the time GE's tax payments are due.

CONSOLIDATED – THREE AND NINE MONTHS ENDED SEPTEMBER 30
(Dollars in billions)

PROVISION FOR INCOME TAXES

2015 – 2014 COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30

	The consolidated income tax provision was slightly lower as tax benefits associated with the GE Capital Exit Plan were largely offset by lower tax benefits from lower-taxed global operations.
	The consolidated tax provision includes $0.4 billion for GE (excluding GECC) for the third quarters of both 2014 and 2015.

2015 – 2014 COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30


The consolidated income tax rate for the nine months ended September 30, 2015 was greater than 100% as the positive tax expense of $7.5 billion exceeded pre-tax income of $5.6 billion due to charges associated with GE Capital Exit Plan.


As discussed in Note 10 to the consolidated financial statements, during the first nine months ended September 30, 2015 in conjunction with the GE Capital Exit Plan, we incurred tax expense of $6.2 billion related to expected repatriation of foreign earnings and write-off of deferred tax assets.


The increase in the income tax expense is primarily due to the tax expense incurred as part of the GE Capital Exit Plan, lower tax benefits from lower-taxed global operations and an increase in pre-tax income taxed at above the average tax rate.


The consolidated tax provision includes $1.3 billion and $1.1 billion for GE (excluding GECC) for the first nine months of 2015 and 2014, respectively. The increase is related primarily to higher pre-tax income taxed at above the average tax rate.

2015 3Q FORM 10-Q   PAGE 36

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

MAJOR CHANGES IN OUR FINANCIAL POSITION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

	Cash and equivalents increased $14.2 billion. See the following Liquidity Sources and Statement of Cash Flows sections for additional information.
	GECC Financing receivables-net decreased $38.7 billion. See the following GECC Financing Receivables section for additional information.
	GECC Financing receivables held for sale increased $22.9 billion. See the following GECC Financing Receivables Held for Sale section for additional information.
	Deferred income taxes decreased $5.2 billion primarily due to deferred tax asset write-offs resulting from the GE Capital Exit Plan, along with the remeasurement of postretirement benefit plans.
	Assets of discontinued operations decreased $65.0 billion, primarily due to the disposition of CLL businesses of $35.0 billion and Real Estate of $29.1 billion. See Note 2 for additional information.

Borrowings decreased $46.5 billion, primarily due to net repayments on GECC borrowings of $43.4 billion, along with a $7.3 billion reduction in the balances driven by the strengthening of the U.S. dollar against all major currencies, partially offset by new debt issuances by GE of $3.5 billion.


Bank deposits increased $4.8 billion, primarily due to an increase in U.S. bank deposits of $5.4 billion at Synchrony Financial, offset by a $0.7 billion reduction driven by the strengthening of the U.S. dollar in non-U.S. bank deposits.


Liabilities of discontinued operations decreased $5.0 billion, primarily due to the disposition of CLL businesses of $3.3 billion and Real Estate of $1.7 billion. See Note 2 for additional information.

2015 3Q FORM 10-Q   PAGE 37

GECC FINANCING RECEIVABLES

Financing receivables held for investment are those that we have the intent and ability to hold for the foreseeable future and are measured at the principal amount outstanding, net of the allowance for losses, write-offs, unamortized discounts and premiums, and net deferred loan fees or costs.

At September 30, 2015, our financing receivables portfolio primarily relates to Synchrony Financial (our U.S. consumer business), Working Capital Solutions, which purchases GE customer receivables and GECAS, Energy Financial Services and Healthcare Equipment Finance (that directly relate to GE's core industrial businesses). The portfolios in our GECAS and Energy Financial Services businesses are collateralized by commercial aircraft and operating assets in the global energy and water industries, respectively. Our Healthcare Equipment Finance portfolio is collateralized by equipment used in the healthcare industry and the Working Capital Solutions portfolio is substantially recourse to GE or insured. Both the Healthcare Equipment Finance and Working Capital Solutions portfolios are reported in the CLL segment. Substantially all of the Synchrony Financial portfolio consists of U.S. consumer credit card and sales finance receivables and are reported in the Consumer segment.

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

GECC FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES(a)

(Dollars in millions)	September 30, 2015		December 31, 2014

Financing receivables	$87,204		$126,561
Nonaccrual receivables	306	(b)	1,996
Allowance for losses	3,457		4,104

Nonaccrual financing receivables as a percent of financing receivables	0.4%		1.6%
Allowance for losses as a percent of nonaccrual financing receivables	(c)		205.6
Allowance for losses as a percent of total financing receivables	4.0		3.2

(a)	For additional information related to the portfolio of financing receivables, refer to the GECC quarterly report on Form 10-Q for the nine months ended September 30, 2015.
(b)
The majority of our $0.3 billion of nonaccrual loans at September 30, 2015, are currently paying in accordance with the contractual terms. We continue to accrue interest on consumer credit cards until the accounts are written off in the period the account becomes 180 days past due.

(c)	Not meaningful.
2015 3Q FORM 10-Q   PAGE 38

Financing receivables, before allowance for losses, decreased $39.4 billion from December 31, 2014, primarily as a result of reclassifications to financing receivables held for sale or assets of businesses held for sale (primarily Consumer) ($34.5 billion), write-offs ($5.6 billion) and the stronger U.S. dollar ($4.0 billion), partially offset by originations exceeding collections (which includes sales) ($5.8 billion).

Nonaccrual receivables decreased $1.7 billion from December 31, 2014, primarily due to reclassifications to financing receivables held for sale (including write-offs) or assets of businesses held for sale (primarily Consumer).

Allowance for losses decreased $0.6 billion from December 31, 2014, primarily as a result of write-offs on financing receivables reclassified to financing receivables held for sale and the transfer of that portion of the allowance for losses related to financing receivables reclassified to assets of businesses held for sale (primarily Consumer). The allowance for losses as a percent of total financing receivables increased from 3.2% at December 31, 2014 to 4.0% at September 30, 2015 reflecting decreases in both the allowance for losses and the overall financing receivables balance related to the financing receivables reclassified to financing receivables held for sale and assets of businesses held for sale as part of the GE Capital Exit Plan.

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

The transfer of financing receivables to financing receivables held for sale and assets of businesses held for sale in the nine months ended September 30, 2015, totaled $29.0 billion and $5.5 billion, respectively. Prior to transferring the financing receivables to financing receivables held for sale we recognized a pre-tax provision for losses on financing receivables of $2.4 billion ($2.2 billion after-tax), to reduce the carrying value of the financing receivables to the lower of cost or fair value, less cost to sell, and wrote-off the associated balance of the allowance for losses of $2.9 billion to establish a new cost basis of the financing receivables held for sale at September 30, 2015.

For businesses held for sale, financing receivable balances of $5.5 billion and the related allowance for loan losses of $0.2 billion were reclassified to assets of businesses held for sale. The businesses held for sale were recorded at the lower of cost or fair value, less cost to sell.

A majority of the provision for losses on financing receivables recognized upon the transfer of financing receivables to financing receivables held for sale during the nine months ended September 30, 2015 relates to our Consumer non-U.S. residential mortgage portfolios in the U.K., France, Poland and Spain, which primarily comprise variable rate mortgages with a remaining weighted average maturity of more than ten years. We estimate that the effect on the provision for losses is largely attributable to credit loss exposures that are not incurred losses recognizable under GAAP but nevertheless affect fair value that would be determined by a market participant when pricing the portfolio.

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

2015 3Q FORM 10-Q   PAGE 39

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

Our 2015 GECC funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of long-term debt ($37.0 billion at December 31, 2014), principally through dispositions, asset sales and cash on hand. Long-term maturities and early redemptions were $12.9 billion in the third quarter of 2015.

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

On April 10, 2015, Moody's Investors Service (Moody's) downgraded the senior unsecured debt rating for GE to A1 from Aa3 following GE's April 10 announcement of the GE Capital Exit Plan. GE's P-1 short-term rating was affirmed. Moody's affirmed GECC's A1/P-1 ratings. The rating outlook for GE and GECC remains stable. On April 10, 2015, Standard & Poor's Rating Services (S&P) affirmed GE's AA+/A-1+ ratings and GECC's AA+/A-1+ ratings each with a stable outlook. On October 7, 2015, S&P revised its outlook on GE's credit rating to negative from stable. S&P affirmed GE's AA+/A-1+ ratings.

As part of the GE Capital Exit Plan, on September 21, 2015 GE Capital commenced private offers to exchange up to $30 billion of certain outstanding debt for new notes with maturities of six months, five years, ten years or twenty years. On October 19, 2015, given the high level of participation, the offering was increased by $6 billion with the aggregate principal amount of $36 billion of outstanding notes being tendered for exchange and settled on October 26, 2015. The new notes that were issued at closing are composed of $15.3 billion of 0.964% Six Month Notes due 2016, £0.8 billion of 1.363% Six Month Notes due 2016, $6.1 billion of 2.342% Notes due 2020, $2.0 billion of 3.373% Notes due 2025 and $11.5 billion of 4.418% Notes due 2035. Of the $16.2 billion exchanged into the Six Month Notes, $1.3 billion is in short term borrowings at September 30, 2015. GECC will continue to evaluate the opportunity to repurchase debt while maintaining our liquidity at the levels communicated as part of the GE Capital Exit Plan. The new notes have been fully, irrevocably and unconditionally guaranteed by GE.

On May 28, 2015, GE issued €3,150 million senior unsecured debt, composed of €650 million of Floating Rate Notes due 2020, €1,250 million of 1.250% Notes due 2023 and €1,250 million of 1.875% Notes due 2027. On October 9, 2015, $2.0 billion of long-term debt issued by GE matured.
2015 3Q FORM 10-Q   PAGE 40

LIQUIDITY SOURCES

In addition to GE cash of $16.8 billion at September 30, 2015, GECC maintained liquidity sources of $97.0 billion that consisted of cash and equivalents of $82.3 billion, high-quality, liquid investments of $3.2 billion and cash and equivalents of $11.5 billion classified as discontinued operations and businesses held for sale. Additionally, we have $46.0 billion of committed unused credit lines.

CASH AND EQUIVALENTS

(In billions)	September 30, 2015		September 30, 2015

GE(a)	$16.8	U.S.	$37.1
GECC(b)	82.3	Non-U.S.(c)	62.0

(a)
At September 30, 2015, $2.4 billion of GE cash and equivalents was held in countries with currency controls that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. These funds are available to fund operations and growth in these countries and we do not currently anticipate a need to transfer these funds to the U.S.

(b)	At September 30, 2015, GECC cash and equivalents of about $17.0 billion were in regulated banks and insurance entities and were subject to regulatory restrictions.
(c)
Of this amount at September 30, 2015, $11.3 billion was considered indefinitely reinvested. Indefinitely reinvested cash held outside of the U.S. is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund our needs in the U.S. on a short-term basis through short-term loans, without being subject to U.S. tax. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and the total of all such loans is required to be outstanding for less than 60 days during the year. If we were to repatriate indefinitely reinvested cash held outside the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes.

COMMITTED UNUSED CREDIT LINES

(In billions)	September 30, 2015

Revolving credit agreements (exceeding one year)	$24.5
Revolving credit agreements (364-day line)(a)	21.6
Total(b)	$46.0

(a)	Included $20.8 billion that contains a term-out feature that allows us to extend borrowings for two years from the date on which such borrowings would otherwise be due.
(b)
Total committed unused credit lines were extended to us by 48 financial institutions. GECC can borrow up to $45.3 billion under these credit lines. GE can borrow up to $15.6 billion under certain of these credit lines.

FUNDING PLAN

We reduced our GE Capital ENI, excluding liquidity*, to $176 billion at September 30, 2015.

During the first nine months of 2015, GECC completed issuances of $8.1 billion of senior unsecured debt (excluding securitizations described below) with maturities up to 10 years. In addition, Synchrony Financial completed issuances of $2.0 billion of senior unsecured debt, including $1.0 billion in February 2015, maturing in 2020 and $1.0 billion in July 2015, maturing in 2025.

COMMERCIAL PAPER

(In billions)	GE	GECC

Average commercial paper borrowings during the third quarter of 2015	$7.8	$22.5
Maximum commercial paper borrowings outstanding during the third quarter of 2015	11.0	25.1

GECC commercial paper maturities have historically been funded principally through new commercial paper issuances and at GE are substantially repaid before quarter-end using indefinitely reinvested overseas cash, which as discussed above, is available for use in the U.S. on a short-term basis without being subject to U.S. tax. GECC commercial paper borrowings as of September 30, 2015 were $12.9 billion. As announced on April 10, 2015, GECC is targeting to reduce the outstanding commercial paper to approximately $5 billion by the end of 2015.

We securitize financial assets as an alternative source of funding. During the first nine months of 2015, we completed $2.1 billion of non-recourse issuances and $5.2 billion of non-recourse borrowings matured. At September 30, 2015, consolidated non-recourse securitization borrowings were $16.2 billion.

*Non-GAAP Financial Measure
2015 3Q FORM 10-Q   PAGE 41

We have nine deposit-taking banks outside of the U.S., five of which are classified as discontinued operations, and two deposit-taking banks in the U.S. – Synchrony Bank (formerly GE Capital Retail Bank), a Federal Savings Bank (FSB), and GE Capital Bank, an industrial bank (IB), which is also classified as discontinued operations. The FSB and IB currently issue certificates of deposit (CDs) in maturity terms up to 10 years.

ALTERNATIVE FUNDING

(In billions)

Total alternative funding at December 31, 2014	$86.4

Total alternative funding at September 30, 2015, as follows:	75.3
Bank deposits	48.7
Non-recourse securitization borrowings	16.2
Funding secured by real estate, aircraft and other collateral	5.0
Bank unsecured	5.4

As a matter of general practice, we routinely evaluate the economic impact of calling debt instruments where GECC has the right to exercise a call. In determining whether to call debt, we consider the economic benefit to GECC of calling debt, the effect of calling debt on GECC's liquidity profile and other factors. During 2015, we called $0.6 billion of long-term debt.

INCOME MAINTENANCE AGREEMENT AND GE GUARANTEE OF CERTAIN GECC DEBT

GE provides implicit and explicit support to GECC through commitments, capital contributions and operating support. As part of the GE Capital Exit Plan, on April 10, 2015, GE and GECC entered into an amendment to their existing financial support agreement. Under this amendment (the Amendment), the Company has provided a full and unconditional guarantee (the Guarantee) of the payment of principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GECC identified in the Amendment. In the aggregate, the Guarantee applied to approximately $184 billion of GECC debt as of September 30, 2015. The Guarantee replaced the requirement that the Company make certain income maintenance payments to GECC in certain circumstances.  GECC's U.S. public indentures were concurrently amended to provide the full and unconditional guarantee by the Company set forth in the Guarantee.

2015 3Q FORM 10-Q   PAGE 42

STATEMENT OF CASH FLOWS - NINE MONTHS ENDED SEPTEMBER 30, 2015

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

GE CASH FLOWS – NINE MONTHS ENDED SEPTEMBER 30

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

2015 – 2014 COMMENTARY

GE cash from operating activities decreased $0.6 billion primarily due to the following:

A decrease in operating cash collections of $0.1 billion to $76.6 billion in 2015. This decrease is consistent with comparable GE segment revenue decreases from sales of goods and services of $0.7 billion and lower progress collections of $0.5 billion. The decreases were partially offset by a $0.5 billion payment from a settlement related to the NBCU transaction and prepayments on service contracts of $0.2 billion.


A decrease in operating cash payments of $1.1 billion to $70.6 billion in 2015. This decrease is primarily driven by decreased spend on inventory in the nine months ended September 30, 2015 compared with that of 2014.


Further, GECC paid quarterly dividends of $0.5 billion and no special dividends to GE in the nine months ended September 30, 2015. GECC paid quarterly dividends of $1.5 billion and special dividends of $0.7 billion to GE in the nine months ended September 30, 2014.

GE cash used for investing activities decreased $1.5 billion primarily due to the following:

Lower business acquisition activity of $2.0 billion primarily driven by the 2014 acquisitions of certain Thermo Fisher Scientific Inc. life-science businesses for $1.1 billion, Cameron's Reciprocating Compression Division for $0.6 billion and API Healthcare (API) for $0.3 billion.

	This is partially offset by $0.4 billion lower proceeds from principal business dispositions.
2015 3Q FORM 10-Q   PAGE 43

GE cash used for financing activities decreased $3.5 billion primarily due to the following:
	A decrease in net repurchases of GE shares for treasury in accordance with our share repurchase program of $2.0 billion.
	A decrease in net change in borrowings (maturities of 90 days or less) of $1.4 billion.
	Further, GE issued $3.4 billion and $3.0 billion of unsecured notes in the nine months ended September 30, 2015 and 2014.
	These decreases were partially offset by an increase in the dividends paid to shareowners of $0.3 billion.

GECC CASH FLOWS – NINE MONTHS ENDED SEPTEMBER 30

OPERATING CASH FLOWS		INVESTING CASH FLOWS		FINANCING CASH FLOWS

2014	2015	2014	2015	2014	2015

2015 – 2014 COMMENTARY:

GECC cash from operating activities decreased $2.8 billion primarily due to the following:
	A decrease in net cash collateral activity with counterparties on derivative contracts of $2.2 billion.

GECC cash from investing activities increased $48.6 billion primarily due to the following:
	In 2015, we closed the sale of certain of our Real Estate businesses and CLL businesses for proceeds of $25.6 billion and $16.8 billion, respectively.
	A net increase in financing receivables activity of $6.1 billion driven by higher net collections (which includes sales) of financing receivables.
	The 2014 payment of our obligation to the buyer of GE Money Japan for $1.7 billion.
	These increases were partially offset by the 2015 acquisition of Milestone Aviation Group, resulting in net cash paid of $1.7 billion.

GECC cash used for financing activities increased $33.1 billion primarily due to the following:
	Higher net repayments of borrowings of $29.4 billion driven primarily by a decrease in issuances of senior unsecured notes and an increase in short-term debt maturities.
	A decrease in deposits at our banks of $1.6 billion.
	Proceeds received from the initial public offering of Synchrony Financial of $2.8 billion in 2014.

These increases were partially offset by GECC paying quarterly dividends of $0.5 billion and no special dividends to GE in the nine months ended September 30, 2015. GECC paid quarterly dividends of $1.5 billion and special dividends of $0.7 billion to GE in the nine months ended September 30, 2014.

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

2015 3Q FORM 10-Q   PAGE 44

GE sells customer receivables to GECC in part to fund the growth of our industrial businesses. These transactions can result in cash generation or cash use. During any given period, GE receives cash from the sale of receivables to GECC. It also foregoes collection of cash on receivables sold. The incremental amount of cash received from sales of receivables in excess of the cash GE would have otherwise collected had those receivables not been sold, represents the cash generated or used in the period relating to this activity. The incremental cash generated in GE CFOA from selling these receivables to GECC decreased GE's CFOA by $0.4 billion and increased GE's CFOA by $0.2 billion for the nine months ended September 30, 2015 and 2014, respectively.

See Note 17 to the consolidated financial statements in this Form 10-Q Report for additional information about the eliminations of intercompany transactions between GE and GECC.

EXPOSURES

GECC SELECTED EUROPEAN EXPOSURES

At September 30, 2015, we had $28.1 billion in financing receivables to consumer and commercial customers in Europe, including $22.1 billion classified as financing receivables held for sale, and $6.0 billion classified as assets held for investment. The GECC financing receivables portfolio in Europe is well diversified across European geographies and customers. Approximately 88% of the portfolio is secured by collateral. Several European countries, including Spain, Portugal, Ireland, Italy, Greece and Hungary (focus countries), have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The carrying value of GECC funded exposures in these focus countries and in the rest of Europe comprised the following at September 30, 2015.

							Rest of	Total
(In millions)	Spain	Portugal	Ireland	Italy	Greece	Hungary	Europe	Europe

Financing receivables - net (a)(d)	$339	$74	$251	$1,422	$-	$377	$3,525	$5,988
Financing receivables held for sale	332	33	14	-	-	-	21,742	22,121
Investments(b)(c)	3	-	-	-	-	-	1,244	1,247
Cost and equity method investments(d)	-	-	443	-	-	-	292	735
Derivatives, net of collateral(b)(e)	-	-	-	-	-	-	318	318
Equipment leased to others (ELTO)(f)	368	250	562	452	266	195	7,081	9,174

Total funded exposures(g)(h)	$1,042	$357	$1,270	$1,874	$266	$572	$34,202	$39,583

Unfunded commitments(i)	$-	$-	$31	$-	$-	$-	$2,066	$2,097

(a)	Financing receivable amounts are classified based on the location or nature of the related obligor.
(b)	Investments and derivatives are classified based on the location of the parent of the obligor or issuer.
(c)
Included $0.4 billion related to financial institutions, $47.5 million related to non-financial institutions and $0.8 billion related to sovereign issuers. We held no investments issued by sovereign entities in the countries of focus.

(d)	Substantially all is non-sovereign.
(e)	Net of cash collateral; entire amount is non-sovereign.
(f)
These assets are held under long-term investment and operating strategies, and our ELTO strategies contemplate an ability to redeploy assets under lease should default by the lessee occur. The values of these assets could be subject to decline or impairment in the current environment.

(g)
Excluded $29.6 billion of cash and equivalents, which is composed of $21.7 billion of cash on short-term placement with highly rated global financial institutions based in Europe, sovereign central banks and agencies or supranational entities, of which $0.5 billion is in focus countries, and $7.9 billion of cash and equivalents placed with highly rated European financial institutions on a short-term basis, secured by U.S. Treasury securities ($4.5 billion) and sovereign bonds of non-focus countries ($3.4 billion), where the value of our collateral exceeds the amount of our cash exposure.

(h)
Rest of Europe included $1.5 billion and $0.1 billion of exposure for Russia and Ukraine, respectively, substantially all ELTO and financing receivables related to commercial aircraft in our GECAS portfolio.

(i)	Includes ordinary course of business lending commitments, commercial and consumer unused revolving credit lines, inventory financing arrangements and investment commitments.

2015 3Q FORM 10-Q   PAGE 45

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

For our operations in Venezuela, determining the appropriate exchange rate for remeasurement of bolivar-denominated net monetary assets into U.S. dollars continues to be subject to uncertainty. Through February 2015, the Venezuelan government operated three different exchange mechanisms: CENCOEX (the official exchange mechanism), SICAD1 and SICAD 2, subsequently it merged the SICAD mechanisms and introduced a new mechanism, the Marginal Currency System (SIMADI). This mechanism is intended to operate with fewer restrictions and its exchange rate on September 30, 2015 was approximately 199 bolivars per U.S. dollar compared to SICAD at 13.5 bolivars per U.S. dollar.

At the end of each period, we remeasure the net monetary assets of our Venezuela entities using the rate at which we expect them to be settled, including through the payment of dividends. During the period ended September 30, 2015, we did not access the SIMADI market to obtain U.S. dollars and have continued to use the SICAD exchange rate to measure our net monetary assets.

Significant uncertainty persists regarding the exchange mechanisms in Venezuela, including the nature of transactions that are eligible to transact in the three recognized mechanisms that are currently available as well as the impact on non-bolivar credit exposures and recoverable amounts of bolivar denominated non-monetary assets. We are continuing to evaluate rates other than SICAD for use in remeasurement of our Venezuelan net monetary assets as well as the implications of economic and exchange-related conditions for our business activities in Venezuela.

Net monetary assets subject to remeasurement were approximately $82 million at September 30, 2015, including approximately $10 million in bolivar-denominated cash and cash equivalents and approximately $41 million related to a non-consolidated investment in our Appliances business, which is held for sale. In addition to our bolivar-denominated net monetary assets, we also have non-bolivar credit exposures of approximately $325 million at September 30, 2015 and recoverable amounts of non-monetary assets in Venezuela of approximately $31 million at September 30, 2015, which consists principally of inventory and property, plant and equipment.

OIL & GAS INDUSTRY

The sharp decline experienced in oil prices and the prospect of a continuation of prevailing oil prices could have mixed implications for the industries and countries in which we compete. In general, lower oil prices are expected to stimulate growth in oil importing countries while causing negative economic effects in many energy-exporting countries. Our Oil & Gas business has experienced declines in orders, project commencement delays and pricing pressures. In response to this uncertain industry outlook, we continue to execute cost actions with an increased focus on execution and productivity. We expect that relatively low oil prices will benefit our other businesses through lower direct material and other variable costs as well as through the expected stimulus-effect on growth in the U.S. and in other economies that rely on energy imports, including Europe, Japan and India.
2015 3Q FORM 10-Q   PAGE 46

CRITICAL ACCOUNTING ESTIMATES

We utilized significant estimates in the preparation of the third quarter financial statements.

In addition to the discussion below on estimates used to determine the fair value of businesses and assets held for sale, please refer to the Critical Accounting Estimates section within MD&A and Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements of our Form 8-K Report filed on August 7, 2015 for a discussion of our accounting policies and the critical accounting estimates we use to: assess the recoverability of assets such as financing receivables and goodwill; determine the fair value of financial assets; and determine our provision for income taxes and recoverability of deferred tax assets.

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

As previously discussed, as a result of the GE Capital Exit Plan, management has committed to reduce the size of its financial services businesses through the sale of most of the assets of GECC over the following 24 months. As a result, certain GECC businesses met the criteria to be classified as businesses held for sale and certain financing receivables were required to be recognized as held for sale at September 30, 2015.

The determination of fair value for businesses and portfolios of financing receivables involves significant judgments and assumptions. Development of estimates of fair values in this circumstance is complex and is dependent upon, among other factors, the nature of the potential sales transaction (for example, asset sale versus sale of legal entity), composition of assets and/or businesses in the disposal group, the comparability of the disposal group to market transactions, negotiations with third party purchasers etc. Such factors bear directly on the range of potential fair values and the selection of the best estimates. Key assumptions were developed based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction as of September 30, 2015.

We review all businesses and assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values.

Further information is provided in Notes 2 and 14 to the consolidated financial statements of this Form 10-Q Report.

2015 3Q FORM 10-Q   PAGE 47

OTHER ITEMS

NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of this standard, with a revised effective date for fiscal years beginning after December 15, 2017. Early adoption is permitted, although not prior to fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method and continue to evaluate the effect of the standard on our ongoing financial reporting.

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
2015 3Q FORM 10-Q   PAGE 48

CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

OTHER FINANCIAL DATA

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

				Approximate
				dollar value
			Total number	of shares that
			of shares	may yet be
			purchased	purchased
			as part of	under our
	Total number	Average	our share	share
	of shares	price paid	repurchase	repurchase
Period	purchased(a)	per share	program(b)	program(b)
(Shares in thousands)

2015
July	751	$26.48	705
August	766	$25.26	666
September	648	$24.86	582
Total	2,165	$25.56	1,953	$49.8	billion

(a)	This category included 212 thousand shares repurchased from our various benefit plans.
(b)	Shares were repurchased through the 2015 GE Share Repurchase Program (the Program). As of September 30, 2015, we were authorized to repurchase up to $50 billion of our common stock through 2018 and we had repurchased a total of approximately $0.2 billion under the Program. The Program is flexible and shares will be acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public.

2015 3Q FORM 10-Q   PAGE 49

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

While the enhanced prudential standards do not subject GECC to the Federal Reserve's capital plan rule applicable to large bank holding companies until the capital planning cycle beginning January 1, 2018, GECC conducts, among others, an annual review of their capital adequacy prior to establishing a plan for dividends to us, the parent. This review is based on a forward-looking assessment of their material enterprise risks and involves the consideration of a number of factors. This analysis also includes an assessment of their capital and liquidity levels, as well as incorporating risk management and governance considerations. The most recent capital adequacy review, which contemplated the GE Capital Exit Plan, was approved by the GECC board of directors and the GE Board of Directors Risk Committee in October 2015. While a savings and loan holding company and nonbank SIFI like GECC is currently not required to obtain FRB approval to pay a dividend, it may not, under FRB regulations, conduct its operations in an unsafe or unsound manner. The FRB has articulated factors that it expects boards of directors of bank holding companies and savings and loan holding companies to consider in determining whether to pay a dividend.

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

GECC is also subject to the Volcker Rule, which U.S. regulators finalized on December 10, 2013. The rule prohibits companies that are affiliated with U.S. insured depository institutions from engaging in "proprietary trading" or acquiring or retaining ownership interest in, or sponsoring or engaging in certain transactions with, a "hedge fund" or a "private equity fund." Proprietary trading and fund investing, as prohibited by the rule, are not core activities for GECC. Once GE no longer controls GE Capital Bank or Synchrony Bank, and GECC’s designation by the FSOC as a nonbank SIFI has been rescinded, the Volcker Rule will no longer apply to GECC or its affiliates.
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
2015 3Q FORM 10-Q   PAGE 50

LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

At October 29, 2015, there are 14 lawsuits relating to pending mortgage loan repurchase claims in which WMC, our U.S. mortgage business that we sold in 2007, is a party. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. While the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase) and/or monetary damages. Beginning in the fourth quarter 2013, WMC entered into settlements that reduced its exposure on claims asserted in certain securitizations, and the claim amounts reported herein reflect the effect of these settlements.

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

Four WMC cases are pending in the United States District Court for the District of Minnesota against US Bank National Association (US Bank), one of which was initiated by WMC seeking declaratory judgment. Three of these cases were filed in 2012, and one was filed in 2011. The Minnesota cases involve claims on approximately $800 million of mortgage loans and do not specify the amount of damages sought. In September 2013, the District Court granted in part and denied in part WMC's motions to dismiss or for summary judgment in these cases.  On September 8, 2014, US Bank filed a petition for instructions in the administration of trusts in Minnesota state court seeking authorization and instruction for US Bank to implement the terms of a settlement agreement reached with WMC to compromise, settle, and release all claims arising out of the securitizations at issue in these four lawsuits. In February 2015, two bondholders filed objections to the proposed settlement, and in response the court has scheduled an evidentiary hearing for November 2015. In light of the state court action seeking approval of the proposed settlement, the District Court entered orders in April 2015 staying further proceedings in the four cases until August 2015.

Four cases are pending against WMC in New York State Supreme Court, all of which were initiated by securitization trustees or securities administrators. These cases involve, in the aggregate, claims involving approximately $4,559 million of mortgage loans. One of these lawsuits was initiated by Deutsche Bank in the second quarter 2013 and names as defendants WMC and Barclays Bank PLC. It involves claims against WMC on approximately $1,000 million of mortgage loans and does not specify the amount of damages sought. The second case, in which the plaintiff is The Bank of New York Mellon (BNY), was initiated in the fourth quarter 2012 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A. BNY asserts claims on approximately $1,300 million of mortgage loans, and seeks to recover damages in excess of $650 million. The third case was initiated by BNY in November 2013 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A. In this case, BNY asserts claims on approximately $1,300 million of mortgage loans, and seeks to recover damages in excess of $600 million. On September 18, 2015, the court granted defendants' motion to dismiss this case on statute of limitations grounds, and the plaintiff filed a notice of appeal on October 21, 2015. The fourth case was filed in October 2014 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A. The plaintiff, BNY, asserts claims on approximately $959 million of mortgage loans and seeks to recover damages in excess of $475 million.

2015 3Q FORM 10-Q   PAGE 51

At September 30, 2015, two cases were pending against WMC in the United States District Court for the Southern District of New York. One case, in which the plaintiff is BNY, was filed in the third quarter 2012. In the second quarter 2013, BNY filed an amended complaint in which it asserts claims on approximately $900 million of mortgage loans, and seeks to recover damages in excess of $378 million. In September 2013, the District Court denied WMC's motion to dismiss. On September 18, 2014, the District Court issued an order directing the parties to participate in settlement discussions before a private mediator or the assigned magistrate judge. Following this mediation, the parties reached a settlement in principle on the claims arising from a portion of the loans held in the trust, and, as a result, on February 9, 2015 the District Court stayed the case as to these claims. This settlement became effective September 16, 2015. On September 18, 2015, following a court-ordered mediation before the assigned magistrate judge, the parties reached a settlement in principle on the remaining claims in the case, and the securitization trustee declared this settlement effective October 20, 2015. The second case was initiated by the Federal Housing Finance Agency (FHFA), which filed a summons with notice in the fourth quarter 2012. In the second quarter 2013, Deutsche Bank, in its role as securitization trustee of the trust at issue in the case, intervened as a plaintiff and filed a complaint relating to approximately $1,300 million of loans and alleging losses in excess of approximately $100 million. In December 2013, the District Court issued an order denying WMC's motion to dismiss. In February 2015, the District Court on its own motion requested that the parties re-brief several issues raised by WMC's motion to dismiss.  On July 10, 2015, the District Court entered an order dismissing the lawsuit as time-barred under the applicable statute of limitations. Deutsche Bank filed a notice of appeal from this order of dismissal on August 13, 2015.

The amounts of the claims at issue in these cases (discussed above) reflect the purchase price or unpaid principal balances of the mortgage loans at issue at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. All of the mortgage loans involved in these lawsuits are included in WMC's reported claims at September 30, 2015. See Note 2 to the consolidated financial statements for additional information.

As previously reported, in 2000, GE and the Environmental Protection Agency (EPA) entered into a consent decree relating to PCB cleanup of the Housatonic River (the "River") in Massachusetts. In 2012, the EPA issued a status report describing potential conceptual approaches to a 10-mile stretch of the river downstream from a previously remediated area. In September 2015, the EPA released an intended final decision for the so called "Rest of River". This is not the EPA's final decision, rather, the consent decree provides for discussions and a detailed dispute resolution process between GE and EPA, after which the EPA will issue its final decision. As of September 30, 2015, and based on its assessment of current facts and circumstances, GE believes it has recorded adequate reserves to cover future obligations associated with an expected final remedy.
2015 3Q FORM 10-Q   PAGE 52

FINANCIAL STATEMENTS AND NOTES

Statement of Earnings (Loss)		54
Consolidated Statement of Comprehensive Income (Loss)		58
Consolidated Statement of Changes in Shareowners' Equity		59
Statement of Financial Position		60
Statement of Cash Flows		62
Notes to Consolidated Financial Statements
1	Basis of Presentation and Summary of Significant Accounting Policies	64
2	Businesses Held for Sale, Financing Receivables Held for Sale and Discontinued Operations	66
3	Investment Securities	72
4	Inventories	76
5	GECC Financing Receivables and Allowance for Losses	76
6	Property, Plant and Equipment	77
7	Acquisitions, Goodwill and Other Intangible Assets	78
8	Borrowings and Bank Deposits	81
9	Postretirement Benefit Plans	82
10	Income Taxes	83
11	Shareowners' Equity	84
12	GECC Revenues from Services	86
13	Earnings Per Share Information	87
14	Fair Value Measurements	88
15	Financial Instruments	93
16	Variable Interest Entities	99
17	Intercompany Transactions	102
18	Supplemental Information About the Credit Quality of Financing Receivables and Allowance for Losses	103

2015 3Q FORM 10-Q   PAGE 53

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)
	Three months ended September 30
	General Electric Company
	and consolidated affiliates
(In millions; per-share amounts in dollars)	2015	2014

Revenues and other income
Sales of goods	$17,860	$18,723
Sales of services	7,667	7,167
Other income	169	258
GECC earnings from continuing operations	-	-
GECC revenues from services (Note 12)	5,984	5,959
Total revenues and other income	31,680	32,107

Costs and expenses
Cost of goods sold	14,199	15,232
Cost of services sold	5,050	4,508
Interest and other financial charges	1,462	1,325
Investment contracts, insurance losses and
insurance annuity benefits	676	662
Provision for losses on financing receivables (Note 5)	738	858
Other costs and expenses	6,298	6,318
Total costs and expenses	28,423	28,903

Earnings (loss) from continuing operations before income taxes	3,257	3,204
Benefit (provision) for income taxes	(365)	(401)
Earnings (loss) from continuing operations	2,892	2,803
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(347)	706
Net earnings (loss)	2,545	3,509
Less net earnings (loss) attributable to noncontrolling interests	39	(28)
Net earnings (loss) attributable to the Company	2,506	3,537
Preferred stock dividends declared	-	-
Net earnings (loss) attributable to GE common shareowners	$2,506	$3,537

Amounts attributable to GE common shareowners
Earnings (loss) from continuing operations	$2,892	$2,803
Less net earnings (loss) attributable to noncontrolling interests	39	(28)
Earnings (loss) from continuing operations attributable to the Company	2,853	2,831
GECC preferred stock dividends declared	-	-
Earnings (loss) from continuing operations attributable
to GE common shareowners	2,853	2,831
Earnings (loss) from discontinued operations, net of taxes	(347)	706
Net earnings (loss) attributable to GE common shareowners	$2,506	$3,537

Per-share amounts
Earnings (loss) from continuing operations
Diluted earnings (loss) per share	$0.28	$0.28
Basic earnings (loss) per share	$0.28	$0.28

Net earnings (loss)
Diluted earnings (loss) per share	$0.25	$0.35
Basic earnings (loss) per share	$0.25	$0.35

Dividends declared per common share	$0.23	$0.22

Amounts may not add due to rounding.

See Note 3 for other-than-temporary impairment amounts on investment securities.

See accompanying notes.

2015 3Q FORM 10-Q   PAGE 54

STATEMENT OF EARNINGS (LOSS) (CONTINUED)
(UNAUDITED)

	Three months ended September 30
	GE(a)		Financial Services (GECC)
(In millions; per-share amounts in dollars)	2015	2014	2015	2014

Revenues and other income
Sales of goods	$17,874	$18,764	$21	$28
Sales of services	7,738	7,261	-	-
Other income	201	236	-	-
GECC earnings (loss) from continuing operations	734	843	-	-
GECC revenues from services (Note 12)	-	-	6,290	6,356
Total revenues and other income	26,547	27,104	6,312	6,384

Costs and expenses
Cost of goods sold	14,215	15,274	18	25
Cost of services sold	5,121	4,603	-	-
Interest and other financial charges	440	377	1,151	1,061
Investment contracts, insurance losses and
insurance annuity benefits	-	-	717	700
Provision for losses on financing receivables (Note 5)	-	-	738	858
Other costs and expenses	3,549	3,686	2,918	2,857
Total costs and expenses	23,325	23,940	5,542	5,501

Earnings (loss) from continuing operations before income taxes	3,222	3,164	769	883
Benefit (provision) for income taxes	(413)	(416)	48	15
Earnings (loss) from continuing operations	2,809	2,748	817	898
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(347)	706	(347)	706
Net earnings (loss)	2,462	3,454	470	1,604
Less net earnings (loss) attributable to noncontrolling interests	(43)	(83)	83	55
Net earnings (loss) attributable to the Company	2,506	3,537	387	1,549
Preferred stock dividends declared	-	-	-	-
Net earnings (loss) attributable to GE common shareowners	$2,506	$3,537	$387	$1,549

Amounts attributable to GE common shareowners:
Earnings (loss) from continuing operations	$2,809	$2,748	$817	$898
Less net earnings (loss) attributable to noncontrolling interests	(43)	(83)	83	55
Earnings (loss) from continuing operations attributable to the Company	2,853	2,831	734	843
GECC preferred stock dividends declared	-	-	-	-
Earnings (loss) from continuing operations attributable
to GE common shareowners	2,853	2,831	734	843
Earnings (loss) from discontinued operations, net of taxes	(347)	706	(347)	706
Net earnings (loss) attributable to GE common shareowners	$2,506	$3,537	$387	$1,549

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis. See Note 1.

Amounts may not add due to rounding.

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
2015 3Q FORM 10-Q   PAGE 55

STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)
	Nine months ended September 30
	General Electric Company
	and consolidated affiliates
(In millions; per-share amounts in dollars)	2015	2014

Revenues and other income
Sales of goods	$53,003	$53,894
Sales of services	22,263	21,945
Other income	1,092	792
GECC earnings from continuing operations	-	-
GECC revenues from services (Note 12)	16,373	17,964
Total revenues and other income	92,731	94,595

Costs and expenses
Cost of goods sold(a)	42,748	43,600
Cost of services sold(a)	14,690	14,668
Interest and other financial charges	3,976	3,975
Investment contracts, insurance losses and
insurance annuity benefits	1,952	1,940
Provision for losses on financing receivables (Note 5)	4,636	2,693
Other costs and expenses	19,125	18,744
Total costs and expenses	87,127	85,620

Earnings (loss) from continuing operations before income taxes	5,604	8,975
Benefit (provision) for income taxes	(7,466)	(1,034)
Earnings (loss) from continuing operations	(1,862)	7,941
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(10,336)	2,065
Net earnings (loss)	(12,198)	10,006
Less net earnings (loss) attributable to noncontrolling interests	229	(75)
Net earnings (loss) attributable to the Company	(12,427)	10,081
Preferred stock dividends declared	-	-
Net earnings (loss) attributable to GE common shareowners	$(12,427)	$10,081

Amounts attributable to GE common shareowners
Earnings (loss) from continuing operations	$(1,862)	$7,941
Less net earnings (loss) attributable to noncontrolling interests	229	(75)
Earnings (loss) from continuing operations attributable to the Company	(2,091)	8,016
GECC preferred stock dividends declared	-	-
Earnings (loss) from continuing operations attributable
to GE common shareowners	(2,091)	8,016
Earnings (loss) from discontinued operations, net of taxes	(10,336)	2,065
Net earnings (loss) attributable to GE common shareowners	$(12,427)	$10,081

Per-share amounts
Earnings (loss) from continuing operations
Diluted earnings (loss) per share	$(0.21)	$0.79
Basic earnings (loss) per share	$(0.21)	$0.80

Net earnings (loss)
Diluted earnings (loss) per share	$(1.23)	$0.99
Basic earnings (loss) per share	$(1.23)	$1.00

Dividends declared per common share	$0.69	$0.66

(a)	Includes revisions to previously reported amounts which increased cost of goods sold and decreased cost of services sold by $401million and $728 million for the three months ended March 31, 2015 and June 30, 2015, respectively.

Amounts may not add due to rounding.

See Note 3 for other-than-temporary impairment amounts on investment securities.

See accompanying notes.

2015 3Q FORM 10-Q   PAGE 56

STATEMENT OF EARNINGS (LOSS) (CONTINUED)
(UNAUDITED)

	Nine months ended September 30
	GE(a)		Financial Services (GECC)
(In millions; per-share amounts in dollars)	2015	2014	2015	2014

Revenues and other income
Sales of goods	$53,071	$54,017	$64	$89
Sales of services	22,521	22,245	-	-
Other income	1,023	689	-	-
GECC earnings (loss) from continuing operations	(7,394)	3,252	-	-
GECC revenues from services (Note 12)	-	-	17,388	19,134
Total revenues and other income	69,221	80,203	17,452	19,223

Costs and expenses
Cost of goods sold(b)	42,821	43,729	58	81
Cost of services sold(b)	14,948	14,969	-	-
Interest and other financial charges	1,243	1,142	3,096	3,184
Investment contracts, insurance losses and
insurance annuity benefits	-	-	2,070	2,041
Provision for losses on financing receivables (Note 5)	-	-	4,636	2,693
Other costs and expenses	11,035	11,355	8,555	8,005
Total costs and expenses	70,048	71,195	18,415	16,004

Earnings (loss) from continuing operations before income taxes	(827)	9,008	(963)	3,219
Benefit (provision) for income taxes	(1,302)	(1,143)	(6,164)	109
Earnings (loss) from continuing operations	(2,129)	7,865	(7,127)	3,328
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(10,336)	2,065	(10,332)	2,070
Net earnings (loss)	(12,465)	9,930	(17,459)	5,398
Less net earnings (loss) attributable to noncontrolling interests	(38)	(151)	267	76
Net earnings (loss) attributable to the Company	(12,427)	10,081	(17,726)	5,322
Preferred stock dividends declared	-	-	(161)	(161)
Net earnings (loss) attributable to GE common shareowners	$(12,427)	$10,081	$(17,887)	$5,161

Amounts attributable to GE common shareowners:
Earnings (loss) from continuing operations	$(2,129)	$7,865	$(7,127)	$3,328
Less net earnings (loss) attributable to noncontrolling interests	(38)	(151)	267	76
Earnings (loss) from continuing operations attributable to the Company	(2,091)	8,016	(7,394)	3,252
GECC preferred stock dividends declared	-	-	(161)	(161)
Earnings (loss) from continuing operations attributable
to GE common shareowners	(2,091)	8,016	(7,555)	3,091
Earnings (loss) from discontinued operations, net of taxes	(10,336)	2,065	(10,332)	2,070
Net earnings (loss) attributable to GE common shareowners	$(12,427)	$10,081	$(17,887)	$5,161

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis. See Note 1.
(b)  Includes revisions to previously reported amounts which increased cost of goods sold and decreased cost of services sold by $401million and $728 million for the three months ended March 31, 2015 and June 30, 2015, respectively.

Amounts may not add due to rounding.

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

2015 3Q FORM 10-Q   PAGE 57

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Net earnings (loss)	$2,545	$3,509	$(12,198)	$10,006
Less net earnings (loss) attributable to noncontrolling interests	39	(28)	229	(75)
Net earnings (loss) attributable to the Company	$2,506	$3,537	$(12,427)	$10,081

Other comprehensive income (loss)
Investment securities	$(3)	$(284)	$(452)	$450
Currency translation adjustments	624	(1,590)	(2,896)	(1,649)
Cash flow hedges	(35)	55	6	136
Benefit plans	627	859	4,486	2,072
Other comprehensive income (loss)	1,214	(960)	1,144	1,009
Less other comprehensive income (loss)
attributable to noncontrolling interests	(8)	(8)	(45)	(1)
Other comprehensive income (loss) attributable to the Company	$1,221	$(952)	$1,189	$1,010

Comprehensive income (loss)	$3,759	$2,549	$(11,054)	$11,015
Less comprehensive income (loss) attributable to noncontrolling interests	31	(36)	184	(76)
Comprehensive income (loss) attributable to the Company	$3,727	$2,585	$(11,238)	$11,091

Amounts may not add due to rounding.

Amounts presented net of taxes. See Note 11 for further information about other comprehensive income (loss) and noncontrolling interests.

See accompanying notes.
2015 3Q FORM 10-Q   PAGE 58

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY
(UNAUDITED)

	Nine months ended September 30
(In millions)	2015	2014

Shareowners' equity balance at January 1	$128,159	$130,566
Increases (decreases) from net earnings (loss) attributable to the Company	(12,427)	10,081
Dividends and other transactions with shareowners	(6,973)	(6,635)
Other comprehensive income (loss) attributable to the Company	1,189	1,010
Net sales (purchases) of shares for treasury	1,386	(444)
Changes in other capital	(129)	420
Ending balance at September 30	111,204	134,998
Noncontrolling interests	8,788	8,513
Total equity balance at September 30	$119,993	$143,511

Amounts may not add due to rounding.

See Note 11 for further information about changes in shareowners' equity.

See accompanying notes.

2015 3Q FORM 10-Q   PAGE 59

STATEMENT OF FINANCIAL POSITION
	General Electric Company
	and consolidated affiliates
(In millions, except share amounts)	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and equivalents	$99,086	$84,927
Investment securities (Note 3)	36,933	38,400
Current receivables	22,332	23,237
Inventories (Note 4)	19,285	17,689
Financing receivables – net (Note 5 and 18)	72,353	110,255
Other GECC receivables	6,280	6,920
Property, plant and equipment – net (Note 6)	50,704	48,336
Investment in GECC	-	-
Goodwill (Note 7)	61,660	62,983
Other intangible assets – net (Note 7)	13,618	13,855
All other assets	45,793	47,905
Financing receivables held for sale (Note 2)	22,832	421
Deferred income taxes	176	5,352
Assets of businesses held for sale (Note 2)	8,309	6,300
Assets of discontinued operations (Note 2)	121,949	186,934
Total assets(a)	$581,310	653,514

Liabilities and equity
Short-term borrowings (Note 8)	$46,495	$70,714
Accounts payable, principally trade accounts	11,762	12,572
Progress collections and price adjustments accrued	11,247	12,537
Dividends payable	2,324	2,317
Other GE current liabilities	12,624	12,682
Non-recourse borrowings of consolidated securitization entities (Note 8)	16,225	19,369
Bank deposits (Note 8)	48,656	43,841
Long-term borrowings (Note 8)	180,011	199,182
Investment contracts, insurance liabilities and insurance annuity benefits	26,135	27,578
All other liabilities	60,685	63,720
Liabilities of businesses held for sale (Note 2)	1,384	3,375
Liabilities of discontinued operations (Note 2)	43,768	48,794
Total liabilities(a)	461,317	516,681

GECC preferred stock (50,000 shares outstanding at both September 30, 2015 and December 31, 2014)	-	-
Common stock (10,109,239,000 and 10,057,380,000 shares outstanding
at both September 30, 2015 and December 31, 2014, respectively)	702	702
Accumulated other comprehensive income (loss) – net attributable to GE(b)
Investment securities	561	1,013
Currency translation adjustments	(5,281)	(2,427)
Cash flow hedges	(174)	(180)
Benefit plans	(12,089)	(16,578)
Other capital	32,760	32,889
Retained earnings	135,932	155,333
Less common stock held in treasury	(41,207)	(42,593)
Total GE shareowners' equity	111,204	128,159
Noncontrolling interests(c) (Note 11)	8,788	8,674
Total equity	119,993	136,833
Total liabilities and equity	$581,310	$653,514

(a)	Our consolidated assets at September 30, 2015 included total assets of $41,589 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets included current receivables and net financing receivables of $28,190 million and investment securities of $1,412 million within continuing operations and assets of discontinued operations of $11,427 million. Our consolidated liabilities at September 30, 2015 included liabilities of certain VIEs for which the VIE creditors do not have recourse to GE. These liabilities included non-recourse borrowings of consolidated securitization entities (CSEs) of $16,225 million within continuing operations and non-recourse borrowings of CSEs within discontinued operations of $8,072 million. See Note 16.
(b)	The sum of accumulated other comprehensive income (loss) (AOCI) attributable to the Company was $(16,983) million and $(18,172) million at September 30, 2015 and December 31, 2014, respectively.

(c)	Included AOCI attributable to noncontrolling interests of $(239) million and $(194) million at September 30, 2015 and December 31, 2014, respectively.

Amounts may not add due to rounding.

See accompanying notes.

2015 3Q FORM 10-Q   PAGE 60

STATEMENT OF FINANCIAL POSITION (CONTINUED)

	GE(a)		Financial Services (GECC)
(In millions, except share amounts)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(Unaudited)		(Unaudited)
Assets
Cash and equivalents	$16,810	$15,916	$82,276	$69,011
Investment securities (Note 3)	68	84	36,868	38,320
Current receivables	10,786	11,513	-	-
Inventories (Note 4)	19,225	17,639	59	50
Financing receivables - net (Note 5 and 18)	-	-	83,748	122,457
Other GECC receivables	-	-	14,039	14,508
Property, plant and equipment – net (Note 6)	16,659	17,207	34,516	31,519
Investment in GECC	63,217	82,549	-	-
Goodwill (Note 7)	50,200	51,527	11,460	11,456
Other intangible assets – net (Note 7)	12,445	12,984	1,177	875
All other assets	26,669	24,680	19,155	23,198
Financing receivables held for sale (Note 2)	-	-	23,665	778
Deferred income taxes	6,634	8,772	(6,458)	(3,420)
Assets of businesses held for sale (Note 2)	3,382	2,805	4,917	3,474
Assets of discontinued operations (Note 2)	9	10	121,940	186,924
Total assets	$226,104	$245,686	$427,361	$499,150

Liabilities and equity
Short-term borrowings (Note 8)	$4,761	$3,872	$42,880	$67,705
Accounts payable, principally trade accounts	15,537	16,511	2,213	2,411
Progress collections and price adjustments accrued	11,247	12,550	-	-
Dividends payable	2,324	2,317	-	-
Other GE current liabilities	12,622	12,681	-	-
Non-recourse borrowings of consolidated securitization entities (Note 8)	-	-	16,225	19,369
Bank deposits (Note 8)	-	-	48,656	43,841
Long-term borrowings (Note 8)	15,895	12,468	164,183	186,759
Investment contracts, insurance liabilities and insurance annuity benefits	-	-	26,646	28,027
All other liabilities	49,956	54,662	11,330	9,549
Liabilities of businesses held for sale (Note 2)	1,752	1,504	260	2,434
Liabilities of discontinued operations (Note 2)	126	137	43,642	48,657
Total liabilities	114,220	116,702	356,035	408,752

GECC preferred stock (50,000 shares outstanding	-	-	-	-
at both September 30, 2015 and December 31, 2014)
Common stock (10,109,239,000 and 10,057,380,000 shares outstanding
at both September 30, 2015 and December 31, 2014, respectively)	702	702	-	-
Accumulated other comprehensive income (loss) - net attributable to GE
Investment securities	561	1,013	580	1,010
Currency translation adjustments	(5,281)	(2,427)	(1,412)	(838)
Cash flow hedges	(174)	(180)	(192)	(172)
Benefit plans	(12,089)	(16,578)	(569)	(577)
Other capital	32,760	32,889	33,019	32,999
Retained earnings	135,932	155,333	36,740	55,077
Less common stock held in treasury	(41,207)	(42,593)	-	-
Total GE shareowners' equity	111,204	128,159	68,166	87,499
Noncontrolling interests (Note 11)	679	825	3,160	2,899
Total equity	111,883	128,984	71,326	90,398
Total liabilities and equity	$226,104	$245,686	$427,361	$499,150

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis. See Note 1.

Amounts may not add due to rounding.

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

2015 3Q FORM 10-Q   PAGE 61

STATEMENT OF CASH FLOWS
(UNAUDITED)
	Nine months ended September 30
	General Electric Company
	and consolidated affiliates
(In millions)	2015	2014

Cash flows – operating activities
Net earnings (loss)	$(12,198)	$10,006
Less net earnings (loss) attributable to noncontrolling interests	229	(75)
Net earnings (loss) attributable to the Company	(12,427)	10,081
(Earnings) loss from discontinued operations	10,336	(2,065)
Adjustments to reconcile net earnings (loss) attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property,
plant and equipment	3,603	3,820
(Earnings) loss from continuing operations retained by GECC	-	-
Deferred income taxes	2,365	(1,307)
Decrease (increase) in GE current receivables	909	(691)
Decrease (increase) in inventories	(1,766)	(2,768)
Increase (decrease) in accounts payable	245	1,331
Increase (decrease) in GE progress collections	(1,265)	(735)
Provision for losses on GECC financing receivables	4,636	2,693
All other operating activities	3,429	809
Cash from (used for) operating activities – continuing operations	10,065	11,168
Cash from (used for) operating activities – discontinued operations	3,082	5,077
Cash from (used for) operating activities	13,147	16,245

Cash flows – investing activities
Additions to property, plant and equipment	(4,893)	(4,977)
Dispositions of property, plant and equipment	2,375	2,430
Net decrease (increase) in GECC financing receivables	4,248	(1,699)
Proceeds from sale of discontinued operations	42,486	232
Proceeds from principal business dispositions	1,496	607
Net cash from (payments for) principal businesses purchased	(1,738)	(2,090)
All other investing activities	8,567	7,165
Cash from (used for) investing activities – continuing operations	52,541	1,668
Cash from (used for) investing activities – discontinued operations	7,230	(3,587)
Cash from (used for) investing activities	59,771	(1,919)

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	(16,791)	(6,069)
Net increase (decrease) in bank deposits	5,329	6,933
Newly issued debt (maturities longer than 90 days)	17,873	29,605
Repayments and other debt reductions (maturities longer than 90 days)	(44,003)	(37,654)
Net dispositions (purchases) of GE shares for treasury	635	(1,359)
Dividends paid to shareowners	(6,960)	(6,643)
Proceeds from initial public offering of Synchrony Financial	-	2,842
All other financing activities	(1,394)	(274)
Cash from (used for) financing activities – continuing operations	(45,312)	(12,619)
Cash from (used for) financing activities – discontinued operations	(4,495)	1,540
Cash from (used for) financing activities	(49,807)	(11,079)
Effect of currency exchange rate changes on cash and equivalents	(3,517)	(1,360)
Increase (decrease) in cash and equivalents	19,594	1,887
Cash and equivalents at beginning of year	91,017	88,787
Cash and equivalents at September 30	110,611	90,674
Less cash and equivalents of discontinued operations at September 30	11,226	5,070
Cash and equivalents of continuing operations at September 30	$99,385	$85,604

Amounts may not add due to rounding.

See accompanying notes.
2015 3Q FORM 10-Q   PAGE 62

STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine months ended September 30
	GE(a)		Financial Services (GECC)
(In millions)	2015	2014	2015	2014

Cash flows – operating activities
Net earnings (loss)	$(12,465)	$9,930	$(17,459)	$5,398
Less net earnings (loss) attributable to noncontrolling interests	(38)	(151)	267	76
Net earnings (loss) attributable to the Company	(12,427)	10,081	(17,726)	5,322
(Earnings) loss from discontinued operations	10,336	(2,065)	10,332	(2,070)
Adjustments to reconcile net earnings (loss) attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property,
plant and equipment	1,777	1,891	1,841	1,929
(Earnings) loss from continuing operations retained by GECC(b)	7,844	(1,031)	-	-
Deferred income taxes	(407)	(618)	2,772	(689)
Decrease (increase) in GE current receivables	588	(535)	-	-
Decrease (increase) in inventories	(1,739)	(2,771)	(9)	20
Increase (decrease) in accounts payable	34	1,054	165	764
Increase (decrease) in GE progress collections	(1,278)	(748)	-	-
Provision for losses on GECC financing receivables	-	-	4,636	2,693
All other operating activities	1,798	1,917	1,943	(1,194)
Cash from (used for) operating activities – continuing operations	6,526	7,175	3,954	6,775
Cash from (used for) operating activities – discontinued operations	(10)	(1)	3,090	5,078
Cash from (used for) operating activities	6,516	7,174	7,044	11,853

Cash flows – investing activities
Additions to property, plant and equipment	(2,708)	(2,806)	(2,643)	(2,627)
Dispositions of property, plant and equipment	525	393	2,074	2,059
Net decrease (increase) in GECC financing receivables	-	-	4,535	(1,585)
Proceeds from sale of discontinued operations	-	-	42,486	232
Proceeds from principal business dispositions	222	579	1,274	-
Net cash from (payments for) principal businesses purchased	(61)	(2,090)	(1,677)	-
All other investing activities	(1,037)	(647)	9,608	8,957
Cash from (used for) investing activities – continuing operations	(3,058)	(4,571)	55,657	7,036
Cash from (used for) investing activities – discontinued operations	10	1	7,218	(3,588)
Cash from (used for) investing activities	(3,048)	(4,570)	62,875	3,448

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	716	(704)	(17,526)	(6,723)
Net increase (decrease) in bank deposits	-	-	5,329	6,933
Newly issued debt (maturities longer than 90 days)	3,537	3,058	14,336	26,547
Repayments and other debt reductions (maturities longer than 90 days)	(153)	(215)	(43,850)	(37,439)
Net dispositions (purchases) of GE shares for treasury	635	(1,359)	-	-
Dividends paid to shareowners	(6,960)	(6,643)	(611)	(2,382)
Proceeds from initial public offering of Synchrony Financial	-	-	-	2,842
All other financing activities	132	246	(1,363)	(359)
Cash from (used for) financing activities – continuing operations	(2,095)	(5,617)	(43,685)	(10,581)
Cash from (used for) financing activities – discontinued operations	-	-	(4,496)	1,540
Cash from (used for) financing activities	(2,095)	(5,617)	(48,181)	(9,041)
Effect of currency exchange rate changes on cash and equivalents	(479)	(93)	(3,038)	(1,267)
Increase (decrease) in cash and equivalents	894	(3,106)	18,700	4,993
Cash and equivalents at beginning of year	15,916	13,682	75,101	75,105
Cash and equivalents at September 30	16,810	10,576	93,801	80,098
Less cash and equivalents of discontinued operations at September 30	-	-	11,226	5,070
Cash and equivalents of continuing operations at September 30	$16,810	$10,576	$82,575	$75,028

(a)	Represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), which is presented on a one-line basis.

(b)	Represents GECC earnings/loss from continuing operations attributable to the Company, net of GECC dividends paid to GE.

Amounts may not add due to rounding.

See accompanying notes. Separate information is shown for "GE" and "Financial Services (GECC)." Transactions between GE and GECC have been eliminated from the "Consolidated" columns and are discussed in Note 17.
2015 3Q FORM 10-Q   PAGE 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements represent the consolidation of General Electric Company (the Company) and all companies that we directly or indirectly control, either through majority ownership or otherwise. See Note 1 to the consolidated financial statements of our Form 8-K filed on August 7, 2015 which discusses our consolidation and financial statement presentation. As used in this report on Form 10-Q (Report), "GE" represents the adding together of all affiliated companies except General Electric Capital Corporation (GECC or Financial Services), whose continuing operations are presented on a one-line basis; GECC consists of General Electric Capital Corporation and all of its affiliates; and "Consolidated" represents the adding together of GE and GECC with the effects of transactions between the two eliminated. Unless otherwise indicated, we refer to the caption revenues and other income simply as "revenues" throughout this Form 10-Q.

We have reclassified certain prior-period amounts to conform to the current-period presentation. Effective September 30, 2015, certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in millions. Unless otherwise indicated, information in these notes to the consolidated financial statements relates to continuing operations.

THE GE CAPITAL EXIT PLAN

On April 10, 2015, the Company announced its plan (the GE Capital Exit Plan) to reduce the size of its financial services businesses through the sale of most of the assets of GECC over the following 24 months, and to focus on continued investment and growth in the Company's industrial businesses. Under the GE Capital Exit Plan, which was approved on April 2, 2015 and aspects of which were approved on March 31, 2015, the Company will retain certain GECC businesses, principally its vertical financing businesses—GE Capital Aviation Services (GECAS), Energy Financial Services (EFS) and Healthcare Equipment Finance—that directly relate to the Company's core industrial domain and other operations, including Working Capital Solutions and our run-off insurance activities (together referred to as GE Capital Verticals or Verticals). The assets planned for disposition include Real Estate, most of Commercial Lending and Leasing (CLL) and all Consumer platforms (including all U.S. banking assets).

In the nine months ended September 30, 2015, GE recorded $21,061 million of after-tax charges related to the GE Capital Exit Plan, including $362 million of after-tax charges recorded in the third quarter of 2015, primarily exit-related charges in our CLL business, partially offset by income associated with operations in CLL and Real Estate. A description of after-tax charges for the nine months ended September 30, 2015 is provided below.


$9,756 million of net loss primarily related to the planned disposition of the Real Estate business and most of the CLL business, which is recorded in discontinued operations under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings.


$6,209 million of tax expense related to expected repatriation of foreign earnings and write-off of deferred tax assets, of which $6,057 million is reported in GECC's Corporate component and $152 million is reported in our Consumer business all recorded in continuing operations under the caption "Benefit (provision) for income taxes" in the Statement of Earnings.


$4,666 million of net asset impairments due to shortened hold periods, of which $3,151 million is recorded in continuing operations in our Consumer business primarily under the captions "Provisions for losses on financing receivables" and "Revenues from services" in the Statement of Earnings and $1,515 million is recorded in discontinued operations in our CLL business under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings.


$430 million of restructuring and other charges, of which $337 million is recorded in continuing operations in GECC's Corporate component under the caption "Other costs and expenses" in the Statement of Earnings and $93 million is recorded in discontinued operations in our CLL business under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings.

2015 3Q FORM 10-Q   PAGE 64

As part of the GE Capital Exit Plan, the Company and GECC entered into an amendment to their existing financial support agreement.  Under this amendment (the Amendment), the Company has provided a full and unconditional guarantee (the Guarantee) of the payment of principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GECC identified in the Amendment.  In the aggregate, the Guarantee applied to $183,670 million of GECC debt as of September 30, 2015. See Note 8. The Guarantee replaced the requirement that the Company make certain income maintenance payments to GECC in certain circumstances. GECC's U.S. public indentures were concurrently amended to provide the full and unconditional guarantee by the Company set forth in the Guarantee.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to the policies referenced in our 2014 Form 10-K Report and Form 8-K filed on August 7, 2015, we have supplemented the discussion of our significant accounting policies and critical accounting estimates to describe the estimates used to determine the fair value of businesses and assets held for sale as follows.

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

As previously discussed, as a result of the GE Capital Exit Plan, management has committed to reduce the size of its financial services businesses through the sale of most of the assets of GECC over the following 24 months. As a result, certain GECC businesses met the criteria to be classified as businesses held for sale and certain financing receivables were required to be recognized as held for sale at September 30, 2015.

The determination of fair value for businesses and portfolios of financing receivables involves significant judgments and assumptions. Development of estimates of fair values in this circumstance is complex and is dependent upon, among other factors, the nature of the potential sales transaction (for example, asset sale versus sale of legal entity), composition of assets and/or businesses in the disposal group, the comparability of the disposal group to market transactions, negotiations with third party purchasers etc. Such factors bear directly on the range of potential fair values and the selection of the best estimates. Key assumptions were developed based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction as of September 30, 2015.

We review all businesses and assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values.

2015 3Q FORM 10-Q   PAGE 65

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

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

In the third quarter of 2015, we signed an agreement to sell our Intelligent Platforms Embedded Systems Products business within our Energy Management segment, with assets of $285 million and liabilities of $39 million to Veritas Capital for approximately $515 million. The transaction remains subject to customary closing conditions and regulatory approvals, and is targeted to close in 2015.

In the first quarter of 2015, we signed an agreement to sell our consumer finance business in Australia and New Zealand (ANZ Consumer Lending) for approximately 6,800 million Australian dollars and 1,400 million New Zealand dollars, respectively. On May 29, 2015, we sold a portion of the Australian business for gross proceeds of $671 million. As of September 30, 2015, ANZ Consumer Lending had assets and liabilities of $4,917 million and $260 million, respectively. The sale is targeted to close in 2015 with expected proceeds of approximately 6,000 million Australian dollars and 1,400 million New Zealand dollars. The transactions remain subject to customary closing conditions and regulatory approvals.

In the fourth quarter of 2014, we signed an agreement to sell our Signaling business within our Transportation segment, with assets of $296 million and liabilities of $138 million to Alstom for approximately $800 million, and our consumer finance business Budapest Bank, to Hungary's government. On June 29, 2015 we completed the sale of Budapest Bank for proceeds of $700 million. The Signaling business transaction is targeted to close in November 2015 in conjunction with the Alstom transaction.

In the third quarter of 2014, we signed an agreement to sell our Appliances business with assets of $2,801 million and liabilities of $1,576 million to Electrolux for approximately $3,300 million. On July 1, 2015, we were notified that the Department of Justice had initiated court proceedings seeking to enjoin the sale of Appliances to Electrolux. Electrolux and GE intend to defend the proposed transaction.

FINANCIAL INFORMATION FOR ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

(In millions)	September 30, 2015	December 31, 2014

Assets
Cash and equivalents	$299	$676
Investment securities	-	448
Current receivables(a)	144	180
Inventories	760	588
Financing receivables – net	4,141	2,144
Property, plant, and equipment – net	1,187	1,015
Goodwill	976	539
Other intangible assets – net	273	170
Other	529	540
Assets of businesses held for sale	$8,309	$6,300

Liabilities
Short-term borrowings	$27	441
Accounts payable(a)	636	510
Other current liabilities	388	348
Bank deposits	-	1,931
Deferred income taxes	(115)	(33)
Other	448	178
Liabilities of businesses held for sale	$1,384	$3,375

(a)	Certain transactions at our Appliances and Signaling businesses are made on an arms-length basis with GECC, consisting primarily of GE customer receivables sold to GECC and GECC services for material procurement. These intercompany balances included within our held for sale businesses are reported in the GE and GECC columns of our financial statements, but are eliminated in deriving our consolidated financial statements.

2015 3Q FORM 10-Q   PAGE 66

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

FINANCING RECEIVABLES HELD FOR SALE

(in millions)	September 30, 2015		December 31, 2014

Commercial
CLL	$833		$357
Energy Financial Services	-		35
GE Capital Aviation Services (GECAS)	14		27
Other	105		-
Total Commercial	952		419
Consumer	22,713	(a)	359
Total financing receivables held for sale	$23,665		$778

(a)	Over 30 days past due and nonaccrual financing receivables related to consumer financing receivables held for sale were $1,060 million and $634 million, respectively.

DISCONTINUED OPERATIONS

Discontinued operations primarily included most of our CLL business, our Real Estate business and our U.S. mortgage business (WMC). Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Operations
Total revenues and other income (loss)	$2,756	$4,033	$9,536	$11,946

Earnings (loss) from discontinued operations before income taxes	$1,060	$666	$202	$2,061
Benefit (provision) for income taxes	(420)	40	30	(11)
Earnings (loss) from discontinued operations, net of taxes	$640	$706	$232	$2,050

Disposal
Gain (loss) on disposal before income taxes	$(2,616)	$-	$(9,652)	$14
Benefit (provision) for income taxes	1,629	-	(916)	1
Gain (loss) on disposal, net of taxes	$(987)	$-	$(10,568)	$15

Earnings (loss) from discontinued operations, net of taxes(a)	$(347)	$706	$(10,336)	$2,065

(a)	The sum of GE industrial earnings (loss) from discontinued operations, net of taxes, and GECC earnings (loss) from discontinued operations, net of taxes, is reported as GE industrial earnings (loss) from discontinued operations, net of taxes, on the Consolidated Statement of Earnings (Loss).

2015 3Q FORM 10-Q   PAGE 67

(In millions)	September 30, 2015	December 31, 2014

Assets
Cash and equivalents	$11,226	$5,414
Investment securities	8,179	10,006
Financing receivables – net	11,622	114,561
Other receivables	1,479	2,192
Property, plant and equipment – net	12,084	18,051
Goodwill	9,867	13,569
Other intangible assets - net	44	301
Deferred income taxes	2,389	2,920
Financing receivables held for sale	65,390	3,116
Valuation allowance on disposal group classified as discontinued operations	(7,650)	-
Other	7,320	16,804
Assets of discontinued operations	$121,949	$186,934

Liabilities
Short-term borrowings	$820	$1,125
Accounts payable	3,884	3,770
Other GE current liabilities	27	28
Non-recourse borrowings	8,072	10,569
Bank deposits	18,348	18,998
Long-term borrowings	316	1,182
All other liabilities	9,695	7,720
Deferred income taxes	2,607	5,402
Liabilities of discontinued operations	$43,768	$48,794

COMMERCIAL LENDING AND LEASING

In connection with the GE Capital Exit Plan, we announced the planned disposition of most of our CLL business and classified this portion of the business as discontinued operations. We closed certain of our CLL business dispositions for proceeds of $21,215 million for the three and nine months ended September 30, 2015. We expect to dispose of substantially all of the remaining CLL business in 2015 and 2016.

FINANCIAL INFORMATION FOR COMMERCIAL LENDING AND LEASING

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Operations
Total revenues and other income (loss)	$2,691	$3,370	$8,664	$9,998

Interest	$(576)	$(762)	$(1,919)	$(2,324)
Operating and administrative	(900)	(942)	(2,905)	(2,732)
Depreciation and amortization	-	(988)	(1,768)	(2,923)
Provision for losses on financing receivables	13	(87)	(1,744)	(294)
Earnings (loss) from discontinued operations, before income taxes	1,228	591	328	1,725
Benefit (provision) for income taxes	(484)	(108)	(169)	(326)
Earnings (loss) from discontinued operations, net of taxes	$744	$483	$159	$1,399

Disposal
Gain (loss) on disposal before income taxes	$(2,834)	$-	$(8,059)	$-
Benefit (provision) for income taxes	1,629	-	(298)	-
Gain (loss) on disposal, net of taxes	$(1,205)	$-	$(8,357)	$-

Earnings (loss) from discontinued operations, net of taxes(a)	$(461)	$483	$(8,198)	$1,399

(a)	Earnings (loss) from discontinued operations attributable to the Company, before income taxes, was $(1,608) million and $589 million for the three months ended September 30, 2015 and 2014, respectively, and $(7,736) million and $1,710 million for the nine months ended September 30, 2015 and 2014, respectively.

2015 3Q FORM 10-Q   PAGE 68

 REAL ESTATE

In connection with the GE Capital Exit Plan, we announced the planned disposition of our Real Estate business and classified the business as discontinued operations. We closed certain of our Real Estate business dispositions for proceeds of $12,991 million and $30,508 million for the three and nine months ended September 30, 2015, respectively. We expect to dispose of substantially all of the remaining Real Estate business by the end of 2015.

FINANCIAL INFORMATION FOR REAL ESTATE

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Operations
Total revenues and other income (loss)	$81	$698	$893	$1,992

Interest	$(64)	$(270)	$(437)	$(817)
Operating and administrative	(156)	(213)	(464)	(563)
Depreciation and amortization	-	(82)	(62)	(252)
Provision for losses on financing receivables	-	(12)	4	92
Earnings (loss) from discontinued operations,
before income taxes	(139)	121	(65)	452
Benefit (provision) for income taxes	53	55	95	251
Earnings (loss) from discontinued operations, net of taxes	$(86)	$176	$30	$703

Disposal
Gain (loss) on disposal before income taxes	$218	$-	$(1,593)	$-
Benefit (provision) for income taxes	-	-	(618)	-
Gain (loss) on disposal, net of taxes	$218	$-	$(2,211)	$-

Earnings (loss) from discontinued operations, net of taxes(a)	$132	$176	$(2,181)	$703

(a)
Earnings (loss) from discontinued operations attributable to the Company, before income taxes, was $81 million and $120 million for the three months ended September 30, 2015 and 2014, respectively, and $(1,658) million and $452 million for the nine months ended September 30, 2015 and 2014, respectively.

2015 3Q FORM 10-Q   PAGE 69

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

The remaining active claims have been brought by securitization trustees or administrators seeking recovery from WMC for alleged breaches of representations and warranties on mortgage loans that serve as collateral for residential mortgage-backed securities (RMBS). At September 30, 2015, such claims consisted of $3,468 million of individual claims generally submitted before the filing of a lawsuit (compared to $3,694 million at December 31, 2014) and $8,411 million of additional claims asserted against WMC in litigation without making a prior claim (Litigation Claims) (compared to $9,225 million at December 31, 2014). The total amount of these claims, $11,879 million, reflects the purchase price or unpaid principal balances of the loans at the time of purchase and does not give effect to pay downs or potential recoveries based upon the underlying collateral, which in many cases are substantial, nor to accrued interest or fees. As of September 30, 2015, these amounts do not include approximately $426 million of repurchase claims relating to alleged breaches of representations that are not in litigation and that are beyond the applicable statute of limitations. WMC believes that repurchase claims brought based upon representations and warranties made more than six years before WMC was notified of the claim would be disallowed in legal proceedings under applicable law and the June 11, 2015 decision of the New York Court of Appeals in ACE Securities Corp. v. DB Structured Products, Inc., on the statute of limitations period governing such claims.

Reserves related to repurchase claims made against WMC were $832 million at September 30, 2015, reflecting a net increase to reserves in the three months ended September 30, 2015 of $7 million due to incremental provisions net of settlements. The reserve estimate takes into account recent settlement activity and is based upon WMC's evaluation of the remaining exposures as a percentage of estimated lifetime mortgage loan losses within the pool of loans supporting each securitization for which timely claims have been asserted in litigation against WMC. Settlements in prior periods reduced WMC's exposure on claims asserted in certain securitizations and the claim amounts reported above give effect to these settlements.

ROLLFORWARD OF THE RESERVE

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Balance, beginning of period	$825	$549	$809	$800
Provision	28	40	46	142
Claim resolutions / rescissions	(21)	(1)	(23)	(354)
Balance, end of period	$832	$588	$832	$588

Given the significant litigation activity and WMC's continuing efforts to resolve the lawsuits involving claims made against WMC, it is difficult to assess whether future losses will be consistent with WMC's past experience. Adverse changes to WMC's assumptions supporting the reserve may result in an increase to these reserves. WMC estimates a range of reasonably possible loss from $0 to approximately $500 million over its recorded reserve at September 30, 2015. This estimate involves significant judgment and may not reflect the range of uncertainties and unpredictable outcomes inherent in litigation, including WMC litigation discussed in Legal Proceedings and potential changes in WMC's legal strategy. This estimate excludes any possible loss associated with an adverse court decision on the applicable statute of limitations, as WMC is unable at this time to develop such a meaningful estimate.

At September 30, 2015, there were 15 lawsuits involving claims made against WMC arising from alleged breaches of representations and warranties on mortgage loans included in 14 securitizations. WMC reached a settlement in principle on one of these lawsuits in the third quarter, and the settlement became effective October 20, 2015. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. Although the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase of defective mortgage loan) and/or money damages. Adverse court decisions, including in cases not involving WMC, could result in new claims and lawsuits on additional loans. However, WMC continues to believe that it has defenses to the claims asserted in litigation, including, for example, based on causation and materiality requirements and applicable statutes of limitations. It is not possible to predict the outcome or impact of these defenses and other factors, any of which could materially affect the amount of any loss ultimately incurred by WMC on these claims.
2015 3Q FORM 10-Q   PAGE 70

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

FINANCIAL INFORMATION FOR WMC

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Total revenues and other income (loss)	$(22)	$(34)	$(26)	$(70)

Earnings (loss) from discontinued operations, net of taxes	$(21)	$(25)	$(37)	$(57)
2015 3Q FORM 10-Q   PAGE 71

NOTE 3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale. These comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations. We do not have any securities classified as held-to-maturity.

	September 30, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

GE
Debt
U.S. corporate	$3	$-	$-	$3	$12	$-	$-	$12
Corporate – non-U.S.	1	-	-	1	1	-	-	1
Equity
Available-for-sale	95	14	(46)	64	69	4	(2)	71
Trading	-	-	-	-	-	-	-	-
	99	14	(46)	68	82	4	(2)	84

GECC
Debt
U.S. corporate	19,975	3,102	(178)	22,899	19,810	3,962	(69)	23,703
State and municipal	3,972	439	(71)	4,340	4,173	555	(53)	4,675
Residential mortgage-backed(a)	905	84	(5)	984	1,544	153	(5)	1,692
Commercial mortgage-backed	2,295	121	(12)	2,405	2,903	170	(10)	3,063
Asset-backed	107	1	(10)	97	304	8	(17)	295
Corporate – non-U.S.	769	101	(3)	867	908	109	(1)	1,016
Government – non-U.S.	1,094	158	(1)	1,252	1,560	152	(2)	1,710
U.S. government and federal
agency	3,783	99	-	3,882	1,957	56	-	2,013
Equity
Available-for-sale	113	16	(4)	125	109	24	(1)	132
Trading	19	-	-	19	21	-	-	21
	33,032	4,121	(285)	36,868	33,289	5,189	(158)	38,320

Eliminations	(4)	-	-	(4)	(4)	-	-	(4)
Total	$33,128	$4,136	$(331)	$36,933	$33,367	$5,193	$(160)	$38,400

(a)	Substantially collateralized by U.S. mortgages. At September 30, 2015, $961 million related to securities issued by government-sponsored entities and $23 million related to securities of private-label issuers. Securities issued by private-label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.

The fair value of investment securities decreased to $36,933 million at September 30, 2015, from $38,400 million at December 31, 2014, primarily due to a decline in unrealized gains resulting from higher interest rates, and net sales at Trinity, primarily related to mortgage-backed securities, partially offset by net purchases of U.S. government and federal agency securities at Synchrony Financial.

2015 3Q FORM 10-Q   PAGE 72

ESTIMATED FAIR VALUE AND GROSS UNREALIZED LOSSES OF AVAILABLE-FOR-SALE INVESTMENT SECURITIES

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
(In millions)	fair value(a)	losses(a)(b)	fair value	losses(b)

September 30, 2015
Debt
U.S. corporate	$2,161	$(130)	$335	$(48)
State and municipal	544	(16)	155	(55)
Residential mortgage-backed	175	(2)	77	(3)
Commercial mortgage-backed	351	(8)	26	(4)
Asset-backed	-	-	48	(10)
Corporate – non-U.S.	41	(3)	3	-
Government – non-U.S.	292	(1)	-	-
U.S. government and federal agency	450	-	1	-
Equity	75	(50)	-	-
Total	$4,089	$(210)	$645	$(121)	(c)

December 31, 2014
Debt
U.S. corporate	$554	$(16)	$836	$(53)
State and municipal	67	(1)	308	(52)
Residential mortgage-backed	30	-	146	(5)
Commercial mortgage-backed	165	(1)	204	(9)
Asset-backed	9	-	42	(17)
Corporate – non-U.S.	42	(1)	3	-
Government – non-U.S.	677	(2)	14	-
U.S. government and federal agency	705	-	1	-
Equity	10	(3)	-	-
Total	$2,259	$(24)	$1,554	$(136)

(a)	Includes the estimated fair value of and gross unrealized losses on equity securities held by GE. At September 30, 2015, the estimated fair value of and gross unrealized losses on equity securities were $37 million and $(46) million, respectively. At December 31, 2014, the estimated fair value of and gross unrealized losses on equity securities were $4 million and $(2) million, respectively.
(b)	Included gross unrealized losses of $27 million related to securities that had other-than-temporary impairments previously recognized at September 30, 2015.
(c)	Includes debt securities held to support obligations to holders of GICs all of which are considered to be investment-grade by the major rating agencies at September 30, 2015.

We regularly review investment securities for other-than-temporary impairment (OTTI) using both qualitative and quantitative criteria. For debt securities, our qualitative review considers our ability and intent to hold the security and the financial condition of and near-term prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Our quantitative review considers whether there has been an adverse change in expected future cash flows. Unrealized losses are not indicative of the amount of credit loss that would be recognized and at September 30, 2015 are primarily due to increases in market yields subsequent to our purchase of the securities. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell the vast majority of these securities before anticipated recovery of our amortized cost. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during 2015 have not changed. For equity securities, we consider the duration and the severity of the unrealized loss. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future.

Our corporate debt portfolio comprises securities issued by public and private corporations in various industries, primarily in the U.S. Substantially all of our corporate debt securities are rated investment grade by the major rating agencies.

2015 3Q FORM 10-Q   PAGE 73

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans, of which substantially all are in a senior position in the capital structure of the deals, not other structured products such as collateralized debt obligations. Of the total RMBS held at September 30, 2015, $961 million and $23 million related to agency and non-agency securities, respectively. Additionally, $58 million was related to residential subprime credit securities, primarily supporting obligations to annuitants and policyholders in our run-off insurance operations. Substantially all of the subprime exposure is related to securities backed by mortgage loans originated in 2005 and prior and are investment grade.

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

PRE-TAX, OTHER-THAN-TEMPORARY IMPAIRMENTS ON INVESTMENT SECURITIES

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Total pre-tax, OTTI recognized	$2	$2	$34	$18
Pre-tax, OTTI recognized in AOCI	-	-	-	(4)
Pre-tax, OTTI recognized in earnings(a)	$2	$2	$34	$14

(a)	Included pre-tax, other-than-temporary impairments recorded in earnings related to equity securities of $1 million and none in the three months ended September 30, 2015 and 2014, respectively and $1 million and $2 million in the nine months ended September 30, 2015 and 2014, respectively.

CHANGES IN CUMULATIVE CREDIT LOSS IMPAIRMENTS RECOGNIZED ON DEBT SECURITIES STILL HELD

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Cumulative credit loss impairments recognized, beginning of period	$187	$423	$176	$474
Credit loss impairments recognized on securities not previously impaired	-	-	14	-
Incremental credit loss impairments recognized
on securities previously impaired	-	2	-	4
Less credit loss impairments previously recognized on securities sold
during the period or that we intend to sell	-	-	2	53
Cumulative credit loss impairments recognized, end of period	$187	$425	$188	$425

2015 3Q FORM 10-Q   PAGE 74

CONTRACTUAL MATURITIES OF INVESTMENT IN AVAILABLE-FOR-SALE DEBT SECURITIES
(EXCLUDING MORTGAGE-BACKED AND ASSET-BACKED SECURITIES)

	Amortized	Estimated
(In millions)	cost	fair value

Due
Within one year	$2,166	$2,175
After one year through five years	4,656	4,868
After five years through ten years	4,854	5,217
After ten years	17,921	20,983

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

GROSS REALIZED GAINS AND LOSSES ON AVAILABLE-FOR-SALE INVESTMENT SECURITIES

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

GE
Gains	$3	$-	$4	$2
Losses, including impairments	-	-	(14)	-
Net	3	-	(10)	2

GECC
Gains	21	1	122	37
Losses, including impairments	(6)	(5)	(41)	(18)
Net	15	(4)	81	19
Total	$18	$(4)	$71	$21

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

Proceeds from investment securities sales and early redemptions by issuers totaled $6,030 million and $624 million in the three months ended September 30, 2015 and 2014, respectively, principally from sales of U.S. government and federal agency securities in Trinity and Synchrony Financial and short-term government securities in our bank subsidiaries.

Proceeds from investment securities sales and early redemptions by issuers totaled $9,330 million and $2,000 million in the nine months ended September 30, 2015 and 2014, respectively, principally from sales of short-term government securities in our bank subsidiaries and sales of U.S. corporate and CMBS securities in our run-off insurance operations. In addition, proceeds from investment securities sales in the nine months ended September 30, 2015 included $6,486 million principally from sales of U.S. government and federal agency securities, CMBS and RMBS at Trinity and Synchrony Financial.
2015 3Q FORM 10-Q   PAGE 75

NOTE 4. INVENTORIES

(In millions)	September 30, 2015	December 31, 2014

GE
Raw materials and work in process	$10,625	$9,820
Finished goods	7,862	7,126
Unbilled shipments	708	755
	19,195	17,701
Revaluation to LIFO	30	(62)
Total GE	19,225	17,639

GECC
Finished goods	59	50
Total consolidated	$19,285	$17,689

NOTE 5. GECC FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES

The implementation of the GE Capital Exit Plan has caused significant reductions in our Consumer portfolio, as all of our non-U.S. consumer financing receivables have been reclassified to either financing receivables held for sale or assets of businesses held for sale. The transfer of financing receivables to financing receivables held for sale and assets of businesses held for sale totaled $29,016 million and $5,508 million in the nine months ended September 30, 2015, respectively. In addition, our Real Estate business and most of our CLL business have been classified as discontinued operations.

FINANCING RECEIVABLES, NET

(In millions)	September 30, 2015	December 31, 2014

Loans, net of deferred income	$82,196	$120,007
Investment in financing leases, net of deferred income	5,008	6,554
	87,204	126,561
Allowance for losses	(3,457)	(4,104)
Financing receivables – net	$83,748	$122,457

FINANCING RECEIVABLES BY PORTFOLIO AND ALLOWANCE FOR LOSSES

FINANCING RECEIVABLES

(In millions)	September 30, 2015		December 31, 2014

Commercial
CLL	$13,341	(a)	$14,418
Energy Financial Services	2,443		2,580
GE Capital Aviation Services (GECAS)	7,394		8,263
Other	506		480
Total Commercial	23,684		25,741
Consumer	63,520	(b)	100,820
Total financing receivables	87,204		126,561
Allowance for losses	(3,457)	(b)	(4,104)
Total financing receivables – net	$83,748		$122,457

(a)	Includes Healthcare Equipment Finance and Working Capital Solutions, which purchases GE customer receivables.
(b)	Includes Synchrony Financial, our U.S. consumer business.
2015 3Q FORM 10-Q   PAGE 76

ALLOWANCE FOR LOSSES

		Provision
	Balance at	charged to			Gross				Balance at
(In millions)	January 1	operations(a)	Other	(b)	write-offs	(a)(c)	Recoveries	(c)	September 30

2015
Commercial
CLL	$21	$20	$-		$(15)		$6		$32
Energy Financial Services	26	16	-		(29)		1		14
GECAS	46	(11)	-		(1)		3		37
Other	-	15	-		(13)		-		2
Total Commercial	93	40	-		(58)		10		85
Consumer	4,011	4,596	(252)		(5,622)		639		3,372
Total	$4,104	$4,636	$(252)		$(5,680)		$649		$3,457

2014
Commercial
CLL	$17	$8	$(1)		$(11)		$7		$20
Energy Financial Services	8	13	-		(17)		2		6
GECAS	17	9	-		(11)		-		15
Other	2	-	(2)		-		-		-
Total Commercial	44	30	(3)		(39)		9		41
Consumer	3,981	2,663	(120)		(3,203)		869		4,190
Total	$4,025	$2,693	$(123)		$(3,242)		$878		$4,231

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

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

(In millions)	September 30, 2015	December 31, 2014

Original cost	$87,332	$84,070
Less accumulated depreciation and amortization	(36,628)	(35,734)
Property, plant and equipment – net	$50,704	$48,336

Consolidated depreciation and amortization on property, plant and equipment was $1,278 million and $1,424 million in the three months ended September 30, 2015 and 2014, respectively, and $3,603 million and $3,820 million in the nine months ended September 30, 2015 and 2014, respectively.
2015 3Q FORM 10-Q   PAGE 77

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

During the second quarter of 2014, GE's offer to acquire the Thermal, Renewables and Grid businesses of Alstom for approximately €12,350 million (to be adjusted for the assumed net cash or liability at closing) was positively recommended by Alstom's board of directors. As part of the transaction, Alstom and the French Government signed a memorandum of understanding for the formation of three joint ventures in grid technology, renewable energy, and global nuclear and French steam power. Alstom will invest approximately €2,400 million in these joint ventures at the closing of the proposed transaction.

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

In the second quarter of 2015, the European Commission indicated that it had competition concerns with the proposed transaction. In response, GE proposed remedies to address the concerns of the Commission and the U.S. Department of Justice while preserving the strategic and economic rationale of the proposed transaction. On September 8, 2015, the European Commission and the Department of Justice accepted GE's proposal and approved the transaction. In order to obtain approval, GE has pledged to sell certain of Alstom's gas-turbine assets and its Power Systems Mfg. subsidiary to Ansaldo Energia SpA after the close of the transaction for approximately €120 million. As a result of final negotiations, Alstom has agreed to contribute financially to the remedies through a €300 million reduction in the purchase price of the transaction. Further, GE and Alstom agreed to other purchase price amendments that resulted in a net increase of consideration of approximately €45 million and a reduction in the trademark licensing period of the Alstom name to five years. The transaction is targeted to close in November 2015.

The acquisition and alliances with Alstom will impact our Power & Water and Energy Management segments. The impact of acquired businesses on individual segments will be affected by a number of variables, including operating performance, purchase accounting impacts and expected synergies. In addition, due to the amount of time between signing and closing, the operations of the businesses may fluctuate and impact the overall valuation of the acquired businesses at the time of close and, accordingly, may affect the amounts assigned to the assets and liabilities recorded in accordance with purchase accounting.

2015 3Q FORM 10-Q   PAGE 78

GOODWILL

CHANGES IN GOODWILL BALANCES

			Dispositions,
			currency
	Balance at		exchange	Balance at
(In millions)	January 1, 2015	Acquisitions	and other	September 30, 2015

Power & Water	$8,754	$31	$(136)	$8,649
Oil & Gas	10,572	-	(322)	10,250
Energy Management	4,570	-	(477)	4,093
Aviation	8,952	-	(297)	8,655
Healthcare	17,532	8	(86)	17,454
Transportation	887	-	(39)	848
Appliances & Lighting	226	-	(9)	217
GE Capital	11,456	729	(725)	11,460
Corporate	34	-	1	35
Total	$62,983	$768	$(2,090)	$61,660

Goodwill balances decreased by $1,323 million in the nine months ended September 30, 2015, primarily as a result of the currency exchange effects of the stronger U.S dollar, the reclassification of goodwill associated with ANZ Consumer Lending to assets of businesses held for sale and business dispositions, partially offset by the acquisition of Milestone Aviation.

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

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 10.0% to 15.5%.

During the third quarter of 2015, we performed our annual impairment test of goodwill for all of our reporting units. Based on the results of our step one testing, the fair values of each of the GE reporting units exceeded their carrying values; therefore, the second step of the impairment test was not required to be performed for any of our reporting units and no goodwill impairment was recognized.

2015 3Q FORM 10-Q   PAGE 79

While all of our reporting units passed step one of our annual impairment testing in 2015, we identified one reporting unit for which the fair value was not substantially in excess of its carrying value. Primarily due to the sharp decline experienced in oil and gas prices and the prospect of a continuation of prevailing oil and gas prices, the fair value of our Energy Financial Services reporting unit, within our GE Capital operating segment, has been impacted and is in excess of its carrying value by approximately 13%. The goodwill associated with our Energy Financial Services reporting unit was $1,386 million at September 30, 2015, representing approximately 2% of our total goodwill. Our Oil & Gas business has also experienced declines in orders, project commencement delays and pricing pressures, which affect the fair value of our Oil & Gas reporting units. While the goodwill of these reporting units is not currently impaired, we will continue to monitor the oil and gas industry and the impact it may have on these businesses. As of September 30, 2015, we believe that the goodwill is recoverable for all of the reporting units; however, there can be no assurances that the goodwill will not be impaired in future periods.

In 2014, we identified one reporting unit for which the fair value was not substantially in excess of its carrying value. Within our Energy Management operating segment, the Power Conversion reporting unit was determined to have a fair value in excess of its carrying value by approximately 10%. In the current year, the fair value of the Power Conversion reporting unit significantly exceeded its carry value. The increase in fair value over its carry value was driven primarily by a stabilization of the business and cost cutting measures. In addition, our carry value has decreased due to currency effects of a stronger U.S. dollar.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.

OTHER INTANGIBLE ASSETS

OTHER INTANGIBLE ASSETS - NET

(In millions)	September 30, 2015	December 31, 2014

Intangible assets subject to amortization	$13,513	$13,725
Indefinite-lived intangible assets(a)	105	130
Total	$13,618	$13,855

(a)	Indefinite-lived intangible assets principally comprise trademarks and in-process research and development.

INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

	September 30, 2015			December 31, 2014
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$8,217	$(2,426)	$5,791	$8,064	$(2,261)	$5,803
Patents and technology	6,434	(3,056)	3,378	6,694	(2,900)	3,794
Capitalized software	7,635	(4,404)	3,231	7,349	(4,178)	3,171
Trademarks	1,126	(272)	854	1,151	(263)	888
Lease valuations	107	(16)	92	-	-	-
Present value of future profits(a)	643	(643)	-	614	(614)	-
All other	351	(181)	170	203	(134)	69
Total	$24,513	$(10,998)	$13,513	$24,075	$(10,350)	$13,725

(a)	Balances at September 30, 2015 and December 31, 2014 reflect adjustments of $272 million and $293 million, respectively, to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.

Intangible assets subject to amortization decreased by $212 million in the nine months ended September 30, 2015, primarily as a result of amortization and the currency exchange effects of the stronger U.S. dollar, partially offset by the acquisition of Milestone Aviation and the capitalization of new software across several business platforms.

Consolidated amortization expense was $437 million and $424 million in the three months ended September 30, 2015 and 2014, respectively, and $1,295 million and $1,205 million the nine months ended September 30, 2015 and 2014, respectively.

2015 3Q FORM 10-Q   PAGE 80

NOTE 8. BORROWINGS AND BANK DEPOSITS

(In millions)	September 30, 2015	December 31, 2014

Short-term borrowings
GE
Commercial paper	$1,000	$500
Payable to banks	472	343
Current portion of long-term borrowings	2,092	2,068
Other	1,197	961
Total GE short-term borrowings	4,761	3,872

GECC
Commercial paper(a)
U.S.	9,811	22,019
Non-U.S.	3,103	2,993
Current portion of long-term borrowings(a)(b)(c)	29,679	36,995
GE Interest Plus notes(d)	-	5,467
Other(c)	287	231
Total GECC short-term borrowings	42,880	67,705

Eliminations	(1,146)	(863)
Total short-term borrowings	$46,495	$70,714

Long-term borrowings
GE
Senior notes	$15,510	$11,945
Payable to banks	27	5
Other	358	518
Total GE long-term borrowings	15,895	12,468

GECC
Senior unsecured notes(a)(b)(e)	144,935	162,194
Subordinated notes(a)	4,715	4,804
Subordinated debentures(a)(f)	6,782	7,085
Other(a)(c)(g)	7,751	12,676
Total GECC long-term borrowings	164,183	186,759

Eliminations	(67)	(45)
Total long-term borrowings	$180,011	$199,182
Non-recourse borrowings of consolidated securitization entities(h)	$16,225	$19,369
Bank deposits(i)	$48,656	$43,841
Total borrowings and bank deposits	$291,387	$333,106

(a)
On April 10, 2015, GE announced it would provide a full and unconditional guarantee on the payment of the principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GECC. Short-term borrowings included $12,914 million of commercial paper and $28,373 million of the current portion of long-term borrowings. Long-term borrowings included $131,230 million of senior unsecured notes, $3,971 million of subordinated notes, $6,782 million of subordinated debentures, and $400 million of other.

(b)
Included $431 million and $439 million of obligations to holders of GICs at September 30, 2015 and December 31, 2014, respectively. These obligations included conditions under which certain GIC holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3. The remaining outstanding GICs will continue to be subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GECC's ratings, among other things.

(c)
Included $4,969 million and $4,835 million of funding secured by real estate, aircraft and other collateral at September 30, 2015 and December 31, 2014, respectively, of which $1,216 million and $1,183 million is non-recourse to GECC at September 30, 2015 and December 31, 2014, respectively.

(d)	Entirely variable denomination floating-rate demand notes. The GE Interest Plus program was closed effective August 31, 2015.
(e)	Included $5,589 million and $3,594 million related to Synchrony Financial at September 30, 2015 and December 31, 2014, respectively.
(f)	Subordinated debentures receive rating agency equity credit.
(g)	Included $4,651 million and $8,245 million related to Synchrony Financial at September 30, 2015 and December 31, 2014, respectively.
(h)	Included $1,934 million and $3,377 million of current portion of long-term borrowings at September 30, 2015 and December 31, 2014, respectively. See Note 16.
(i)
Included $8,108 million and $8,905 million of deposits in non-U.S. banks at September 30, 2015 and December 31, 2014, respectively, and $15,990 million and $14,500 million of certificates of deposits with maturities greater than one year at September 30, 2015 and December 31, 2014, respectively.

On May 28, 2015, GE issued €3,150 million senior unsecured debt, composed of €650 million of Floating Rate Notes due 2020, €1,250 million of 1.250% Notes due 2023 and €1,250 million of 1.875% Notes due 2027. On October 9, 2015, $2.0 billion of long-term debt issued by GE matured.
2015 3Q FORM 10-Q   PAGE 81

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

EFFECT ON OPERATIONS OF PENSION PLANS

	Principal pension plans
	Three months ended September 30			Nine months ended September 30
(In millions)	2015	2014		2015		2014

Service cost for benefits earned	$348	$304		$1,076		$921
Prior service cost amortization	51	54		154		162
Expected return on plan assets	(826)	(792)		(2,478)		(2,393)
Interest cost on benefit obligations	696	687		2,087		2,060
Net actuarial loss amortization	823	642		2,468		1,925
Curtailment loss	-	65	(a)	71	(b)	65	(a)
Pension plans cost	$1,092	$960		$3,378		$2,740

(a)	Curtailment loss resulting from our agreement with Electrolux to sell the GE Appliances business.
(b)	Curtailment loss resulting from GE Capital Exit Plan.

	Other pension plans
	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Service cost for benefits earned	$99	$91	$299	$310
Prior service cost amortization	1	1	1	4
Expected return on plan assets	(211)	(200)	(625)	(596)
Interest cost on benefit obligations	133	149	396	443
Net actuarial loss amortization	72	50	217	149
Pension plans cost	$94	$91	$288	$310

EFFECT ON OPERATIONS OF PRINCIPAL RETIREE HEALTH AND LIFE INSURANCE PLANS

	Principal retiree health
	and life insurance plans
	Three months ended September 30			Nine months ended September 30
(In millions)	2015	2014		2015		2014

Service cost for benefits earned	$27	$41		$119		$125
Prior service cost (gain) amortization	(38)	88		29		285
Expected return on plan assets	(12)	(12)		(36)		(37)
Interest cost on benefit obligations	67	106		268		326
Net actuarial gain amortization	(14)	(38)		(11)		(124)
Curtailment loss (gain), net	-	48	(a)	(192)	(b)(c)	48	(a)
Retiree benefit plans cost	$30	$233		$177		$623

(a)	Curtailment loss resulting from our agreement with Electrolux to sell the GE Appliances business.
(b)	Curtailment loss resulting from the GE Capital Exit Plan.
(c)	Curtailment gain resulting from a life insurance plan amendment.
2015 3Q FORM 10-Q   PAGE 82

NOTE 10. INCOME TAXES

THE GE CAPITAL EXIT PLAN

In conjunction with the GE Capital Exit Plan, GECC will significantly reduce its non-U.S. assets while continuing to operate appropriately capitalized non-U.S. businesses with substantial assets related to GECC's vertical financing businesses, Energy Financial Services, GECAS and Healthcare Equipment Finance. As a result of the GE Capital Exit Plan, GECC recognized tax expense of $6,209 million in the nine months ended September 30, 2015. This consisted of tax expense of $3,548 million in the nine months ended September 30, 2015, related to expected repatriation of excess foreign cash in the amount of approximately $36 billion including approximately $10 billion of foreign earnings and the write-off of deferred tax assets of $2,661 million in the nine months ended September 30, 2015, that will no longer be supported under this plan.

The expected repatriation of cash includes approximately $10 billion of foreign earnings that, prior to the approval of the GE Capital Exit Plan, were considered indefinitely reinvested in GECC's international operations. GECC's indefinitely reinvested earnings will also be reduced by charges recognized in connection with the disposition of international assets. The remainder of the indefinitely reinvested earnings will continue to be reinvested in the significant international base of assets that will remain after the GE Capital Exit Plan is fully executed. The write-off of deferred tax assets largely relate to our Treasury operations in Ireland where the tax benefits will no longer be apparent to be realized upon implementation of the GE Capital Exit Plan.

UNRECOGNIZED TAX BENEFITS

UNRECOGNIZED TAX BENEFITS

(In millions)	September 30, 2015	December 31, 2014

Unrecognized tax benefits	$5,447	$5,619
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	3,961	4,059
Accrued interest on unrecognized tax benefits	782	807
Accrued penalties on unrecognized tax benefits	97	103
Reasonably possible reduction to the balance of unrecognized tax benefits
in succeeding 12 months	0-900	0-900
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-350	0-300

(a)	Some portion of such reduction may be reported as discontinued operations.

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
2015 3Q FORM 10-Q   PAGE 83

NOTE 11. SHAREOWNERS' EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Investment securities
Beginning balance	$564	$1,040	$1,013	$307
Other comprehensive income (loss) (OCI) before reclassifications –
net of deferred taxes of $14, $(146), $(196) and $310	22	(265)	(382)	484
Reclassifications from OCI – net of deferred taxes
of $(20), $(15), $(45) and $(19)	(26)	(19)	(70)	(34)
Other comprehensive income (loss)(a)	(3)	(284)	(452)	450
Less OCI attributable to noncontrolling interests	-	1	-	2
Ending balance	$561	$755	$561	$755

Currency translation adjustments (CTA)
Beginning balance	$(5,914)	$61	$(2,427)	$126
OCI before reclassifications – net of deferred taxes
of $(185), $198, $1,158 and $314	(108)	(1,575)	(3,936)	(1,674)
Reclassifications from OCI – net of deferred taxes
of $(628), $1, $(779) and $124	733	(15)	1,039	25
Other comprehensive income (loss)(a)	624	(1,590)	(2,896)	(1,649)
Less OCI attributable to noncontrolling interests	(8)	(11)	(43)	(5)
Ending balance	$(5,281)	$(1,518)	$(5,281)	$(1,518)

Cash flow hedges
Beginning balance	$(140)	$(176)	$(180)	$(257)
OCI before reclassifications – net of deferred taxes
of $(28), $(44), $(24) and $(5)	(133)	(329)	(626)	(421)
Reclassifications from OCI – net of deferred taxes
of $11, $30, $59 and $39	98	384	632	557
Other comprehensive income (loss)(a)	(35)	55	6	136
Less OCI attributable to noncontrolling interests	-	-	-	-
Ending balance	$(174)	$(121)	$(174)	$(121)

Benefit plans
Beginning balance	$(12,716)	$(8,083)	$(16,578)	$(9,296)
Prior service credit (costs) - net of deferred taxes
of $0, $212, $1,194 and $212	-	374	2,090	374
Net actuarial gain (loss) – net of deferred taxes
of $0, $(58), $269 and $(26)	43	(107)	602	59
Net curtailment/settlement - net of deferred taxes
of $0, $41, $(44) and $41	-	72	(77)	72
Prior service cost amortization – net of deferred taxes
of $17, $62, $92 and $192	-	85	101	273
Net actuarial loss amortization – net of deferred taxes
of $297, $213, $902 and $637	584	435	1,771	1,294
Other comprehensive income (loss)(a)	627	859	4,486	2,072
Less OCI attributable to noncontrolling interests	-	2	(2)	2
Ending balance	$(12,089)	$(7,226)	$(12,089)	$(7,226)

Accumulated other comprehensive income (loss) at September 30	$(16,983)	$(8,110)	$(16,983)	$(8,110)

(a)	Total other comprehensive income (loss) was $1,214 million and $(960) million in the three months ended September 30, 2015 and 2014, respectively and $1,144 million and $1,009 million in the nine months ended September 30, 2015 and 2014, respectively.

2015 3Q FORM 10-Q   PAGE 84

RECLASSIFICATION OUT OF AOCI

	Three months ended		Nine months ended
	September 30		September 30
(In millions)	2015	2014	2015	2014	Statement of Earnings Caption

Available-for-sale securities
Realized gains (losses) on
sale/impairment of securities	$45	$34	$116	$53	Other income(a)
	(20)	(15)	(45)	(19)	Benefit (provision) for income taxes(b)
	$26	$19	$70	$34	Net of tax
Currency translation adjustments
Gains (losses) on dispositions	$(104)	$14	$(260)	$(149)	Costs and expenses(c)
	(628)	1	(779)	124	Benefit (provision) for income taxes(d)
	$(733)	$15	$(1,039)	$(25)	Net of tax
Cash flow hedges
Gains (losses) on interest rate
derivatives	$(39)	$(53)	$(100)	$(182)	Interest and other financial charges
Foreign exchange contracts	(72)	(381)	(600)	(400)	(e)
Other	2	20	9	(14)	(f)
	(109)	(414)	(691)	(596)	Total before tax
	11	30	59	39	Benefit (provision) for income taxes
	$(98)	$(384)	$(632)	$(557)	Net of tax
Benefit plan items
Curtailment gain (loss)	$-	$(113)	$121	$(113)	(g)
Amortization of prior service costs	(17)	(147)	(193)	(465)	(g)
Amortization of actuarial gains (losses)	(881)	(648)	(2,673)	(1,931)	(g)
	(898)	(908)	(2,745)	(2,509)	Total before tax
	314	316	950	870	Benefit (provision) for income taxes
	$(584)	$(592)	$(1,795)	$(1,639)	Net of tax

Total reclassification adjustments	$(1,389)	$(942)	$(3,396)	$(2,187)	Net of tax

(a)
Included $28 million and $40 million for the three months ended September 30, 2015 and 2014, and $45 million and $34 million for the nine months ended September 30, 2015 and 2014, respectively in earnings (loss) from discontinued operations, net of taxes.

(b)
Included $(15) million and $(15) million for the three months ended September 30, 2015 and 2014, and $(21) million and $(13) million for the nine months ended September 30, 2015 and 2014, respectively in earnings (loss) from discontinued operations, net of taxes.

(c)
Included $(104) million and $1 million for the three months ended September 30, 2015 and 2014, and $(102) million and $(128) million for the nine months ended September 30, 2015 and 2014, respectively in earnings (loss) from discontinued operations, net of taxes.

(d)
Included $(628) million and an insignificant amount for the three months ended September 30, 2015 and 2014, and $(764) million and $123 million for the nine months ended September 30, 2015 and 2014, respectively in earnings (loss) from discontinued operations, net of taxes.

(e)
Included $(47) million and $(357) million in GECC revenues from services and $(25) million and $(24) million in interest and other financial charges in the three months ended September 30, 2015 and 2014, respectively and $(587) million and $(368) million in GECC revenues from services and $(13) million and $(32) million in interest and other financial charges in the nine months ended September 30, 2015 and 2014, respectively.

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
2015 3Q FORM 10-Q   PAGE 85

GECC preferred stock is presented as noncontrolling interests in the GE consolidated Statement of Financial Position. GECC preferred stock dividends are presented as noncontrolling interests in the GE consolidated Statement of Earnings. The balance is summarized as follows.

(In millions)	September 30, 2015	December 31, 2014

GECC preferred stock	$4,950	$4,950
Synchrony Financial	2,790	2,531
Other noncontrolling interests in consolidated affiliates(a)	1,048	1,193
Total	$8,788	$8,674

(a)	Consisted of a number of individually insignificant noncontrolling interests in partnerships and consolidated affiliates.

CHANGES TO NONCONTROLLING INTERESTS

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Beginning balance	$8,776	$6,054	$8,674	$6,217
Net earnings (loss)	39	(21)	232	(2)
GECC preferred stock dividend	-	-	(161)	(161)
Dividends	(18)	(20)	(36)	(55)
Dispositions	(3)	(6)	(9)	(98)
Synchrony Financial IPO	-	2,393	-	2,393
Other (including AOCI)(a)	(6)	113	88	219
Ending balance	$8,788	$8,513	$8,788	$8,513

(a)            Includes research & development partner funding arrangements, acquisitions and eliminations.

OTHER

GE's authorized common stock consists of 13,200,000,000 shares having a par value of $0.06 each.

GECC did not pay any quarterly dividends or special dividends to GE in the three months ended September 30, 2015. GECC paid quarterly dividends of $472 million and special dividends of $333 million to GE in the three months ended September 30, 2014. GECC paid quarterly dividends of $450 million and did not pay any special dividends to GE in the nine months ended, September 30, 2015. GECC paid quarterly dividends of $1,555 million and special dividends of $666 million to GE in the nine months ended September 30, 2014.

NOTE 12. GECC REVENUES FROM SERVICES

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Interest on loans	$3,010	$3,128	$8,902	$9,194
Equipment leased to others	1,179	1,111	3,519	3,400
Fees	839	852	2,426	2,466
Investment income(a)	470	495	1,445	1,506
Associated companies	158	189	893	796
Premiums earned by insurance activities	353	397	1,062	1,130
Financing leases	84	100	275	331
Other items(b)	198	84	(1,133)	311
	6,290	6,356	17,388	19,134
Eliminations	(306)	(397)	(1,015)	(1,170)
Total	$5,984	$5,959	$16,373	$17,964

(a)	Included net other-than-temporary impairments on investment securities of $2 million and $2 million in the three months ended September 30, 2015 and 2014, respectively, and $21 million and $14 million in the nine months ended September 30, 2015 and 2014, respectively.

(b)	During the nine months ended September 30, 2015, other items primarily included impairments related to equity method investments ($1,392 million) in connection with the GE Capital Exit Plan.

2015 3Q FORM 10-Q   PAGE 86

NOTE 13. EARNINGS PER SHARE INFORMATION

	Three months ended September 30
	2015		2014
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings (loss) from continuing operations attributable to
common shareowners for per-share calculation(a)(b)	$2,849	$2,849	$2,826	$2,826
Earnings (loss) from discontinued operations
for per-share calculation(a)(b)	(346)	(346)	706	706
Net earnings (loss) attributable to GE common
shareowners for per-share calculation(a)(b)	$2,503	$2,502	$3,532	$3,532

Average equivalent shares
Shares of GE common stock outstanding	10,103	10,103	10,039	10,039
Employee compensation-related shares (including
stock options)	70	-	80	-
Total average equivalent shares	10,173	10,103	10,119	10,039

Per-share amounts
Earnings (loss) from continuing operations	$0.28	$0.28	$0.28	$0.28
Earnings (loss) from discontinued operations	(0.03)	(0.03)	0.07	0.07
Net earnings (loss)	0.25	0.25	0.35	0.35

	Nine months ended September 30
	2015		2014
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings (loss) from continuing operations attributable to
common shareowners for per-share calculation(a)(b)	$(2,100)	$(2,100)	$8,005	$8,004
Earnings (loss) from discontinued operations
for per-share calculation(a)(b)	(10,345)	(10,345)	2,064	2,064
Net earnings (loss) attributable to GE common
shareowners for per-share calculation(a)(b)	$(12,436)	$(12,436)	$10,068	$10,067

Average equivalent shares
Shares of GE common stock outstanding	10,085	10,085	10,042	10,042
Employee compensation-related shares (including
stock options)	-	-	79	-
Total average equivalent shares	10,085	10,085	10,121	10,042

Per-share amounts
Earnings (loss) from continuing operations	$(0.21)	$(0.21)	$0.79	$0.80
Earnings (loss) from discontinued operations	(1.03)	(1.03)	0.20	0.21
Net earnings (loss)	(1.23)	(1.23)	0.99	1.00

(a)
Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities. For the nine months period ended September 30, 2015, pursuant to the two-class method, as a result of the net loss from continuing operations, losses were not allocated to the participating securities. For the three months ended September 30, 2015 and 2014; and the nine months period ended September 30, 2014, participating securities are included in the computation of earnings (loss) per share pursuant to the two-class method and the application of this treatment had an insignificant effect.

(b)	Included an insignificant amount of dividend equivalents in each of the periods presented.

For the three months ended September 30, 2015 and 2014, approximately 89 million and 88 million, respectively, of outstanding stock awards were not included in the computation of diluted earnings (loss) per share because their effect was antidilutive. As a result of the loss from continuing operations for the nine months ended September 30, 2015, outstanding stock awards of approximately 398 million, were not included in the computation of diluted earnings (loss) per share because their effect was antidilutive. For the nine months ended September 30, 2014, approximately 104 million of outstanding stock awards were not included in the computation of diluted earnings (loss) per share because their effect was antidilutive.

Earnings (loss) per share amounts are computed independently, as a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per share amounts for net earnings (loss).

2015 3Q FORM 10-Q   PAGE 87

NOTE 14. FAIR VALUE MEASUREMENTS

RECURRING FAIR VALUE MEASUREMENTS

Our assets and liabilities measured at fair value on a recurring basis include investment securities primarily supporting obligations to annuitants and policyholders in our run-off insurance operations.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

						Netting
(In millions)	Level 1	(a)	Level 2	(a)	Level 3	adjustment	(b)	Net balance
September 30, 2015
Assets
Investment securities
Debt
U.S. corporate	$-		$19,853		$3,050	$-		$22,902
State and municipal	-		4,259		81	-		4,340
Residential mortgage-backed	-		981		2	-		984
Commercial mortgage-backed	-		2,403		1	-		2,405
Asset-backed	-		59		38	-		97
Corporate – non-U.S.	6		579		283	-		868
Government – non-U.S.	14		1,238		-	-		1,252
U.S. government and federal agency	-		3,573		309	-		3,882
Equity
Available-for-sale	159		15		10	-		185
Trading	19		-		-	-		19
Derivatives(c)	-		8,545		79	(6,620)		2,003
Other (d)	-		-		233	-		233
Total	$197		$41,505		$4,086	$(6,620)		$39,168

Liabilities
Derivatives	$-		$5,156		$5	$(4,658)		$503
Other(e)	-		1,070		-	-		1,070
Total	$-		$6,227		$5	$(4,658)		$1,573
December 31, 2014
Assets
Investment securities
Debt
U.S. corporate	$-		$20,659		$3,056	$-		$23,715
State and municipal	-		4,560		115	-		4,675
Residential mortgage-backed	-		1,676		16	-		1,692
Commercial mortgage-backed	-		3,054		9	-		3,063
Asset-backed	-		172		123	-		295
Corporate – non-U.S.	-		680		337	-		1,017
Government – non-U.S.	-		1,708		2	-		1,710
U.S. government and federal agency	-		1,747		266	-		2,013
Equity						-
Available-for-sale	171		19		9	-		199
Trading	21		-		-	-		21
Derivatives(c)	-		9,957		40	(7,584)		2,413
Other (d)	-		-		277	-		277
Total	$192		$44,232		$4,250	$(7,584)		$41,090
Liabilities
Derivatives	$-		$4,890		$13	$(4,363)		$540
Other(e)	-		1,178		-	-		1,178
Total	$-		$6,068		$13	$(4,363)		$1,718

(a)	There were no securities transferred between Level 1 and Level 2 in the nine months ended September 30, 2015. There were $487 million of Government – non-U.S. and $13 million of Corporate – non-U.S. available-for-sale debt securities transferred from Level 1 to Level 2 in the twelve months ended December 31, 2014 primarily attributable to changes in market observable data.
(b)	The netting of derivative receivables and payables (including the effects of any collateral posted or received) is permitted when a legally enforceable master netting agreement exists.
(c)	The fair value of derivatives includes an adjustment for non-performance risk. The cumulative adjustment was a gain (loss) of $1 million and $16 million at September 30, 2015 and December 31, 2014, respectively. See Note 15 for additional information on the composition of our derivative portfolio.
(d)	Includes private equity investments.
(e)	Primarily represented the liability associated with certain of our deferred incentive compensation plans.

2015 3Q FORM 10-Q   PAGE 88

LEVEL 3 INSTRUMENTS

The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners' equity.

CHANGES IN LEVEL 3 INSTRUMENTS FOR THE THREE MONTHS ENDED
										Net
										change in
		Net	Net							unrealized
		realized/	realized/							gains
		unrealized	unrealized							(losses)
		gains	gains							relating to
		(losses)	(losses)				Transfers	Transfers		instruments
	Balance at	included in	included				into	out of	Balance at	still held at
(In millions)	July 1	earnings(a)	in AOCI	Purchases	Sales	Settlements	Level 3(b)	Level 3(b)	September 30	September 30(c)
2015
Investment securities
Debt
U.S. corporate	$3,024	$5	$(7)	$74	$(29)	$(37)	$35	$(15)	$3,050	$-
State and municipal	101	-	1	-	-	(5)	-	(17)	81	-
RMBS	2	-	-	-	-	(1)	-	-	2	-
CMBS	2	-	-	-	-	-	-	-	1	-
ABS	76	(2)	-	-	-	-	-	(36)	38	-
Corporate – non-U.S.	283	-	-	1	-	(1)	-	-	283	-
Government – non-U.S.	2	-	-	-	-	-	-	(2)	-	-
U.S. government and
federal agency	293	-	16	-	-	-	-	-	309	-
Equity
Available-for-sale	6	-	(1)	-	-	-	6	-	10	-
Derivatives(d)(e)	72	16	1	(1)	-	(1)	-	-	86	14
Other	222	10	-	-	-	-	-	-	233	-
Total	$4,083	$29	$10	$74	$(29)	$(45)	$41	$(70)	$4,094	$14
2014
Investment securities
Debt
U.S. corporate	$3,060	$4	$(4)	$102	$(57)	$(90)	$32	$(16)	$3,031	$-
State and municipal	110	-	2	2	-	(1)	-	-	113	-
RMBS	66	-	-	-	-	(3)	-	(47)	16	-
CMBS	12	-	-	-	-	(2)	-	-	10	-
ABS	130	1	2	-	-	(4)	-	-	129	-
Corporate – non-U.S.	511	-	-	1	-	(23)	-	-	489	-
Government – non-U.S.	1	-	-	-	-	-	-	(1)	-	-
U.S. government and
federal agency	249	-	6	-	-	-	9	-	264	-
Retained interests	1	-	-	-	-	(1)	-	-	-	-
Equity
Available-for-sale	9	-	-	-	-	-	-	-	9	-
Derivatives(d)(e)	29	1	1	(2)	-	-	-	-	29	(1)
Other	217	5	-	-	-	-	-	-	222	-
Total	$4,395	$11	$7	$103	$(57)	$(124)	$41	$(64)	$4,312	$(1)

(a)	Earnings effects are primarily included in the "GECC revenues from services" and "Interest and other financial charges" captions in the Statement of Earnings (Loss).
(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were primarily a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represents the amount of unrealized gains or losses for the period included in earnings.
(d)
Represents derivative assets net of derivative liabilities and included cash accruals of $12 million and $9 million not reflected in the fair value hierarchy table for the three months ended September 30, 2015 and 2014, respectively.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 15.

2015 3Q FORM 10-Q   PAGE 89

CHANGES IN LEVEL 3 INSTRUMENTS FOR THE NINE MONTHS ENDED
										Net
										change in
		Net	Net							unrealized
		realized/	realized/							gains
		unrealized	unrealized							(losses)
		gains	gains							relating to
		(losses)	(losses)				Transfers	Transfers		instruments
	Balance at	included in	included				into	out of	Balance at	still held at
(In millions)	January 1	earnings(a)	in AOCI	Purchases	Sales	Settlements	Level 3(b)	Level 3(b)	September 30	September 30(c)
2015
Investment securities
Debt
U.S. corporate	$3,056	$2	$(93)	$255	$(84)	$(93)	$35	$(28)	$3,050	$-
State and municipal	115	-	(3)	-	-	(15)	-	(17)	81	-
RMBS	16	5	(4)	-	(15)	(1)	-	-	2	-
CMBS	9	-	-	-	(7)	-	-	-	1	-
ABS	123	(16)	(5)	-	(12)	(3)	-	(49)	38	-
Corporate – non-U.S.	337	-	(4)	1	(50)	(1)	-	-	283	-
Government – non-U.S.	2	-	-	-	-	-	-	(2)	-	-
U.S. government and
federal agency	266	-	44	-	-	(1)	-	-	309	-
Equity
Available-for-sale	9	2	(3)	6	(5)	(4)	6	-	10	-
Derivatives(d)(e)	36	15	3	-	-	(9)	42	-	86	11
Other	277	(24)	-	-	(21)	-	-	-	233	(37)
Total	$4,246	$(16)	$(65)	$262	$(194)	$(127)	$83	$(96)	$4,094	$(26)
2014
Investment securities
Debt
U.S. corporate	$2,787	$22	$115	$441	$(213)	$(158)	$170	$(133)	$3,031	$-
State and municipal	96	-	9	12	-	(4)	-	-	113	-
RMBS	86	1	-	-	(16)	(8)	-	(47)	16	-
CMBS	10	-	-	-	-	(2)	2	-	10	-
ABS	145	3	6	-	-	(15)	-	(10)	129	-
Corporate – non-U.S.	515	13	43	1	(54)	(24)	1	(6)	489	-
Government – non-U.S.	31	-	-	-	-	-	-	(31)	-	-
U.S. government and
federal agency	225	-	32	-	-	-	9	(2)	264	-
Retained interests	1	-	-	-	-	(1)	-	-	-	-
Equity
Available-for-sale	11	-	-	2	(2)	(2)	-	-	9	-
Derivatives(d)(e)	20	8	1	(1)	-	3	(1)	(1)	29	13
Other	201	16	-	20	(15)	-	-	-	222	4
Total	$4,128	$63	$206	$475	$(300)	$(211)	$181	$(230)	$4,312	$17

(a)	Earnings effects are primarily included in the "GECC revenues from services" and "Interest and other financial charges" captions in the Statement of Earnings (Loss).
(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were primarily a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represents the amount of unrealized gains or losses for the period included in earnings.
(d)
Represents derivative assets net of derivative liabilities and included cash accruals of $12 million and $9 million not reflected in the fair value hierarchy table for the nine months ended September 30, 2015 and 2014, respectively.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 15.
2015 3Q FORM 10-Q   PAGE 90

NON-RECURRING FAIR VALUE MEASUREMENTS

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at September 30, 2015 and December 31, 2014.

	Remeasured during		Remeasured during
	the nine months ended		the year ended
	September 30, 2015		December 31, 2014
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and financing receivables held for sale	$-	$18,152	$1	$584
Cost and equity method investments	1	2,347	-	346
Long-lived assets, including real estate	3	301	102	718
Total	$4	$20,800	$103	$1,648

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at September 30, 2015 and 2014.

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Financing receivables and financing receivables held for sale	$(46)	$(31)	$(2,199)	$(135)
Cost and equity method investments	(280)	(82)	(1,788)	(281)
Long-lived assets, including real estate	(91)	(275)	(165)	(335)
Total	$(417)	$(388)	$(4,151)	$(751)

2015 3Q FORM 10-Q   PAGE 91

LEVEL 3 MEASUREMENTS - SIGNIFICANT UNOBSERVABLE INPUTS

				Range
(Dollars in millions)	Fair value	Valuation technique	Unobservable inputs	(weighted average)

September 30, 2015
Recurring fair value measurements
Investment securities – Debt
U.S. corporate	$863	Income approach	Discount rate(a)	2.2%-15.3% (7.4%)
Asset-backed	38	Income approach	Discount rate(a)	5.0%-10.0% (9.1%)
Corporate – non-U.S.	226	Income approach	Discount rate(a)	6.5%-14.0% (7.4%)
Other financial assets	228	Income approach,	EBITDA multiple	6.1X-15.1X (9.8X)
		Market comparables	Capitalization rate	7.8%-7.8% (7.8%)

Non-recurring fair value measurements
Financing receivables and	$18,015	Income approach	Discount rate(a)	5.6%-8.0% (6.7%)
financing receivables held for sale

Cost and equity method investments	2,134	Income approach,	Discount rate(a)	9.0%-14.5% (11.8%)
		Market comparables	Price to book multiple	0.4X-0.7X (0.6X)

Long-lived assets, including real estate	198	Income approach	Discount rate(a)	1.7%-9.8% (6.2%)

December 31, 2014
Recurring fair value measurements
Investment securities – Debt
U.S. corporate	$917	Income approach	Discount rate(a)	1.5%-14.8% (6.6%)
State and municipal	17	Income approach	Discount rate(a)	4.9%-4.9% (4.9%)
Asset-backed	102	Income approach	Discount rate(a)	4.3%-9.0% (5.6%)
Corporate – non-U.S.	278	Income approach	Discount rate(a)	3.3%-14.0% (6.5%)
Other financial assets	117	Income approach,	EBITDA multiple	5.4X-9.1X (7.7X)
		Market comparables	Capitalization rate	6.5%-7.8% (7.7%)

Non-recurring fair value measurements
Cost and equity method investments	309	Income approach,	Discount rate(a)	8.0%-10.0% (9.4%)
		Market comparables	EBITDA multiple	1.8X-5.2X (4.8X)

Long-lived assets, including real estate	664	Income approach	Discount rate(a)	2.0%-10.8% (6.7%)

(a)
Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value.

At September 30, 2015 and December 31, 2014, other Level 3 recurring fair value measurements of $2,690 million and $2,596 million, respectively, and non-recurring measurements of $267 million and $657 million, respectively, are valued using non-binding broker quotes or other third-party sources. At September 30, 2015 and December 31, 2014, other recurring fair value measurements of $36 million and $210 million, respectively, and non-recurring fair value measurements of $186 million and $18 million, respectively, were individually insignificant and utilize a number of different unobservable inputs not subject to meaningful aggregation.
2015 3Q FORM 10-Q   PAGE 92

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

	September 30, 2015			December 31, 2014
		Assets (liabilities)			Assets (liabilities)
		Carrying			Carrying
	Notional	amount	Estimated	Notional	amount	Estimated
(In millions)	amount	(net)	fair value	amount	(net)	fair value

GE
Assets
Investments and notes receivable	$ (a)	$700	$760	$ (a)	$502	$551
Liabilities
Borrowings(b)(c)	(a)	(20,656)	(21,372)	(a)	(16,340)	(17,503)

GECC
Assets
Loans	(a)	78,775	85,107	(a)	115,889	120,067
Other commercial mortgages	(a)	1,392	1,520	(a)	1,427	1,508
Loans held for sale	(a)	22,651	23,039	(a)	778	799
Other financial instruments(d)	(a)	161	195	(a)	122	136
Liabilities
Borrowings and bank deposits(b)(e)(f)	(a)	(271,944)	(283,092)	(a)	(317,674)	(333,956)
Investment contract benefits	(a)	(2,821)	(3,327)	(a)	(2,970)	(3,565)
Guaranteed investment contracts	(a)	(179)	(193)	(a)	(1,000)	(1,031)
Insurance – credit life(g)	-	-	-	1,843	(90)	(77)

(a)	These financial instruments do not have notional amounts.
(b)	See Note 8.
(c)            Included $174 million and $94 million of accrued interest in estimated fair value at September 30, 2015 and December 31, 2014, respectively.
(d)	Principally comprises cost method investments.
(e)	Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at September 30, 2015 and December 31, 2014 would have been reduced by $4,710 million and $5,020 million, respectively.
(f)	Included $1,994 million and $2,888 million of accrued interest in estimated fair value at September 30, 2015 and December 31, 2014, respectively.
(g)	Net of reinsurance of none and $964 million at September 30, 2015 and December 31, 2014, respectively.

NOTIONAL AMOUNTS OF LOAN COMMITMENTS

(In millions)	September 30, 2015	December 31, 2014

Ordinary course of business lending commitments(a)	$804	$1,214
Unused revolving credit lines(b)
Commercial	2,054	2,908
Consumer – principally credit cards	321,710	306,188

(a)	Excluded investment commitments of $579 million and $818 million at September 30, 2015 and December 31, 2014, respectively.
(b)	Excluded amounts related to inventory financing arrangements, which may be withdrawn at our option, of $39 million and $47 million at September 30, 2015 and December 31, 2014, respectively.

2015 3Q FORM 10-Q   PAGE 93

SECURITIES REPURCHASE AND REVERSE REPURCHASE ARRANGEMENTS

Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks primarily for purposes of liquidity management. At September 30, 2015, we were party to repurchase agreements totaling $132 million, which were reported in short-term borrowings on the financial statements. No repurchase agreements were accounted for as off-book financing and we do not engage in securities lending transactions.

We also enter into reverse securities repurchase agreements, primarily for short-term investment with maturities of 90 days or less. At September 30, 2015, we were party to reverse repurchase agreements totaling $10.0 billion, which were reported in cash and equivalents on the financial statements. Under these reverse securities repurchase agreements, we typically lend available cash at a specified rate of interest and hold U.S. or highly-rated European government securities as collateral during the term of the agreement. Collateral value is in excess of amounts loaned under the agreements.

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

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $279,000 million, approximately 89% or $247,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivative activities primarily relate to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases and contracts containing certain clauses that meet the accounting definition of a derivative. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings concurrently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected concurrently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.
2015 3Q FORM 10-Q   PAGE 94

FAIR VALUE OF DERIVATIVES

	September 30, 2015		December 31, 2014
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$5,579	$53	$5,859	$461
Currency exchange contracts	1,501	1,310	2,579	884
Other contracts	-	2	-	2
	7,080	1,365	8,438	1,347

Derivatives not accounted for as hedges
Interest rate contracts	144	56	111	64
Currency exchange contracts	1,179	3,676	1,209	3,450
Other contracts	221	64	239	42
	1,544	3,796	1,559	3,556

Gross derivatives recognized in statement of
financial position
Gross derivatives	8,624	5,161	9,997	4,903
Gross accrued interest	978	9	1,392	(24)
	9,602	5,170	11,389	4,879

Amounts offset in statement of financial position
Netting adjustments(a)	(3,762)	(3,763)	(3,886)	(3,902)
Cash collateral(b)	(2,858)	(895)	(3,698)	(461)
	(6,620)	(4,658)	(7,584)	(4,363)

Net derivatives recognized in statement of
financial position
Net derivatives	2,982	512	3,805	516

Amounts not offset in statement of
financial position
Securities held as collateral(c)	(1,694)	-	(3,188)	-

Net amount	$1,288	$512	$617	$516

Derivatives are classified in the captions "All other assets" and "All other liabilities" and the related accrued interest is classified in "Other GECC receivables" and "All other liabilities" in our financial statements.
(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk. At September 30, 2015 and December 31, 2014, the cumulative adjustment for non-performance risk was a gain (loss) of $1 million and $16 million, respectively.

(b)	Excluded excess cash collateral received and posted of $74 million and $66 million at September 30, 2015, respectively, and $63 million and $211 million at December 31, 2014, respectively.
(c)	Excluded excess securities collateral received of $36 million and $397 million at September 30, 2015 and December 31, 2014, respectively.
2015 3Q FORM 10-Q   PAGE 95

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

EARNINGS EFFECTS OF FAIR VALUE HEDGING RELATIONSHIPS

	Three months ended September 30
	2015		2014
	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
(In millions)	derivatives	items	derivatives	items

Interest rate contracts	$1,391	$(1,387)	$341	$(350)
Currency exchange contracts	(6)	5	(8)	8

Fair value hedges resulted in $3 million and $(9) million of ineffectiveness in the three months ended September 30, 2015 and 2014, respectively. In both the three months ended September 30, 2015 and 2014, there were insignificant amounts excluded from the assessment of effectiveness.

EARNINGS EFFECTS OF FAIR VALUE HEDGING RELATIONSHIPS

	Nine months ended September 30
	2015		2014
	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
(In millions)	derivatives	items	derivatives	items

Interest rate contracts	$514	$(594)	$2,056	$(2,129)
Currency exchange contracts	(6)	4	(11)	10

Fair value hedges resulted in $(82) million and $(74) million of ineffectiveness in the nine months ended September 30, 2015 and 2014, respectively. In both the nine months ended September 30, 2015 and 2014, there were insignificant amounts excluded from the assessment of effectiveness.

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

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the three months ended September 30		for the three months ended September 30
(In millions)	2015	2014	2015	2014

Interest rate contracts	$10	$9	$(39)	$(53)
Currency exchange contracts	(132)	(318)	(69)	(361)
Commodity contracts	(2)	(1)	(1)	-
Total(a)	$(124)	$(310)	$(109)	$(414)

(a)	Gain (loss) is recorded in GECC revenues from services, interest and other financial charges, and other costs and expenses when reclassified to earnings.

2015 3Q FORM 10-Q   PAGE 96

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the nine months ended September 30		for the nine months ended September 30
(In millions)	2015	2014	2015	2014

Interest rate contracts	$-	$-	$(100)	$(182)
Currency exchange contracts	(757)	(343)	(589)	(412)
Commodity contracts	(4)	(2)	(2)	(2)
Total(a)	$(761)	$(345)	$(691)	$(596)

(a)	Gain (loss) is recorded in GECC revenues from services, interest and other financial charges, and other costs and expenses when reclassified to earnings.

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $173 million loss at September 30, 2015. We expect to transfer $167 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In both the nine months ended September 30, 2015 and 2014, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At September 30, 2015 and 2014, the maximum term of derivative instruments that hedge forecasted transactions was 17 years and 18 years, respectively. See Note 11 for additional information about reclassifications out of AOCI.

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

GAINS (LOSSES) RECOGNIZED THROUGH CTA

	Gain (loss) recognized in CTA		Gain (loss) reclassified from CTA
	for the three months ended September 30		for the three months ended September 30
(In millions)	2015	2014	2015	2014

Derivative and non-derivative instruments	$1,297	$2,792	$1,935	$(24)

Reclassifications from CTA of $0 million and $(11) million were recorded in GECC revenues from services and $1,935 million and $(13) million in discontinued operations in the three months ended September 30, 2015 and 2014, respectively.
The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(37) million and $(147) million in the three months ended September 30, 2015 and 2014, respectively, and were recorded in interest and other financial charges.

GAINS (LOSSES) RECOGNIZED THROUGH CTA

	Gain (loss) recognized in CTA		Gain (loss) reclassified from CTA
	for the nine months ended September 30		for the nine months ended September 30
(In millions)	2015	2014	2015	2014

Derivative and non-derivative instruments	$4,720	$2,194	$2,524	$(14)

2015 3Q FORM 10-Q   PAGE 97

Reclassifications from CTA of $(34) million and $(11)million were recorded in GECC revenues from services and $2,558 million and $(3) million in discontinued operations in the nine months ended September 30, 2015 and 2014, respectively.
The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(93) million and $(458) million in the nine months ended September 30, 2015 and 2014, respectively, and were recorded in interest and other financial charges.

FREE-STANDING DERIVATIVES

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in GECC revenues from services or other income, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Gains (losses) for the nine months ended September 30, 2015 on derivatives not designated as hedges were $(2,647) million composed of amounts related to interest rate contracts of $(101) million, currency exchange contracts of $(2,492) million, and other derivatives of $(54) million. Substantially all of these losses were offset by the earnings effects from the underlying items that were economically hedged. Gains (losses) for the nine months ended September 30, 2014 on derivatives not designated as hedges were $(578) million composed of amounts related to interest rate contracts of $(53) million, currency exchange contracts of $(565) million and other derivatives of $40 million. These losses were offset by the earnings effects from the underlying items that were economically hedged.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. The fair value of such collateral was $4,552 million at September 30, 2015, of which $2,858 million was cash and $1,694 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $895 million at September 30, 2015. At September 30, 2015, our exposure to counterparties (including accrued interest), net of collateral we hold, was $1,148 million. This excludes exposure related to embedded derivatives.

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability, after consideration of collateral posted by us and outstanding interest payments was $540 million at September 30, 2015. This excludes embedded derivatives.
2015 3Q FORM 10-Q   PAGE 98

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
CONSOLIDATED VARIABLE INTEREST ENTITIES
We consolidate VIEs because we have the power to direct the activities that significantly affect the VIE's economic performance, typically because of our role as either servicer or manager for the VIE. Our consolidated VIEs fall into two main groups, which are further described below:

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

Other remaining assets and liabilities of consolidated VIEs relate primarily to three categories of entities: (1) joint ventures that lease equipment with $466 million of assets and $466 million of liabilities; (2) other entities that are involved in power generating and leasing activities with $331 million of assets and $187 million of  liabilities; and (3) insurance entities that, among other lines of business, provide property and casualty and workers' compensation coverage for GE with $1,126 million of assets and $564 million of liabilities.

2015 3Q FORM 10-Q   PAGE 99

ASSETS AND LIABILITIES OF CONSOLIDATED VIEs

		Consolidated Securitization Entities(b)
			Trade
(In millions)	Trinity(a)	Credit cards	receivables		Other	Total

September 30, 2015
Assets(c)
Financing receivables, net	$-	$24,036	$-		$531	$24,567
Current receivables	-	-	3,134	(d)	489	3,623
Investment securities	401	-	-		1,011	1,412
Other assets	45	144	2		2,002	2,193
Total	$446	$24,180	$3,136		$4,033	$31,795

Liabilities(c)
Borrowings	$-	$-	$-		$990	$990
Non-recourse borrowings	-	13,640	2,516		69	16,225
Other liabilities	193	20	28		1,282	1,523
Total	$193	$13,660	$2,544		$2,341	$18,738

December 31, 2014
Assets(c)
Financing receivables, net	$-	$25,645	$-		$1,030	$26,675
Current receivables	-	-	3,028	(d)	509	3,537
Investment securities	2,369	-	-		1,005	3,374
Other assets	17	1,059	2		2,345	3,423
Total	$2,386	$26,704	$3,030		$4,889	$37,009

Liabilities(c)
Borrowings	$-	$-	$-		$517	$517
Non-recourse borrowings	-	14,967	2,692		436	18,095
Other liabilities	1,022	332	26		1,490	2,870
Total	$1,022	$15,299	$2,718		$2,443	$21,482

(a)	Excluded intercompany advances from GECC to Trinity, which were eliminated in consolidation of $15 million and $1,565 million at September 30, 2015 and December 31, 2014, respectively.
(b)
We provide servicing to the CSEs and are contractually permitted to commingle cash collected from customers on financing receivables sold to CSE investors with our own cash prior to payment to a CSE, provided our short-term credit rating does not fall below A-1/P-1. These CSEs also owe us amounts for purchased financial assets and scheduled interest and principal payments. At September 30, 2015 and December 31, 2014, the amounts of commingled cash owed to the CSEs were $939 million and $1,091 million, respectively, and the amounts owed to us by CSEs were $170 million and $391 million, respectively.

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

(d)
Included $724 million and $686 million of receivables at September 30, 2015 and December 31, 2014, respectively, originated by Appliances. We require third party debt holder consent to sell these assets. The receivables will be included in assets of businesses held for sale when the consent is received.

Total revenues from our consolidated VIEs were $1,635 million and $1,792 million in the three months ended September 30, 2015 and 2014, respectively, and $5,049 million and $4,966 million in the nine months ended September 30, 2015 and 2014, respectively. Related expenses consisted primarily of provisions for losses of $189 million and $244 million in the three months ended September 30, 2015 and 2014, respectively, and $714 million and $791 million in the nine months ended September 30, 2015 and 2014, respectively, and interest and other financial charges of $78 million and $70 million in the three months ended September 30, 2015 and 2014, respectively and $218 million and $197 million in the nine months ended September 30, 2015 and 2014, respectively.  These amounts do not include intercompany revenues and costs, principally fees and interest between GE and the VIEs, which are eliminated in consolidation.

2015 3Q FORM 10-Q   PAGE 100

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

INVESTMENTS IN UNCONSOLIDATED VIEs

(In millions)	September 30, 2015	December 31, 2014

Other assets and investment securities	$810	$806
Financing receivables – net	10	120
Total investments	820	926
Contractual obligations to fund investments, guarantees or revolving lines of credit	99	37
Total	$919	$963

In addition to the entities included in the table above, we also hold passive investments in RMBS, CMBS and asset-backed securities issued by VIEs. Such investments were, by design, investment-grade at issuance and held by a diverse group of investors. Further information about such investments is provided in Note 3.
2015 3Q FORM 10-Q   PAGE 101

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

These intercompany transactions are reported in the GE and GECC columns of our financial statements, but are eliminated in deriving our consolidated financial statements. Effects of these eliminations on our consolidated cash flows from operating, investing and financing activities are $(413) million, $(56) million and $469 million in the nine months ended September 30, 2015, and $(2,782) million, $(797) million and $3,579 million in the nine months ended September 30, 2014, respectively. Details of these eliminations are shown below.

	Nine months ended September 30
(In millions)	2015	2014

Cash from (used for) operating activities-continuing operations
Combined	$10,478	$13,950
GE customer receivables sold to GECC	162	43
GECC dividends to GE	(450)	(2,221)
Other reclassifications and eliminations	(125)	(604)
	$10,065	$11,168
Cash from (used for) investing activities-continuing operations
Combined	$52,597	$2,465
GE customer receivables sold to GECC	(243)	(948)
Other reclassifications and eliminations	187	151
	$52,541	$1,668
Cash from (used for) financing activities-continuing operations
Combined	$(45,781)	$(16,198)
GE customer receivables sold to GECC	81	905
GECC dividends to GE	450	2,221
Other reclassifications and eliminations	(62)	453
	$(45,312)	$(12,619)

2015 3Q FORM 10-Q   PAGE 102

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

PAST DUE AND NONACCRUAL FINANCING RECEIVABLES

	September 30, 2015					December 31, 2014
	Over 30 days	Over 90 days				Over 30 days	Over 90 days
(In millions)	past due	past due		Nonaccrual		past due	past due		Nonaccrual

Commercial
CLL	$655	$174		$27		$610	$131		$25
Energy Financial Services	63	63		82		-	-		68
GECAS	2	-		195		-	-		419
Total Commercial	720	237		304	(a)	610	131		512	(a)
Consumer	2,553	1,102	(b)	2	(c)	5,137	2,495	(b)	1,484	(c)
Total	$3,273	$1,339		$306		$5,747	$2,626		$1,996
Total as a percent of financing receivables	3.8%	1.5%		0.4%		4.5%	2.1%		1.6%

(a)	Included $228 million and $484 million at September 30, 2015 and December 31, 2014, respectively, which are currently paying in accordance with their contractual terms.
(b)
Included $1,100 million and $1,231 million of Consumer loans at September 30, 2015 and December 31, 2014, respectively, which are over 90 days past due and continue to accrue interest until the accounts are written off in the period that the account becomes 180 days past due.

(c)	Included none and $179 million at September 30, 2015 and December 31, 2014, respectively, which are currently paying in accordance with their contractual terms.
2015 3Q FORM 10-Q   PAGE 103

IMPAIRED LOANS AND RELATED RESERVES

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid			Average
	investment	principal	investment	investment	principal		Associated	investment
(In millions)	in loans	balance	in loans	in loans	balance		allowance(a)	in loans

September 30, 2015

Commercial
CLL	$11	$11	$11	$5	$5		$3	$5
Energy Financial Services	82	100	54	-	-		-	6
GECAS	116	122	213	-	-		-	-
Other	-	-	-	-	-		-	-
Total Commercial(b)	209	233	278	5	5		3	11
Consumer(c)	-	-	35	736	640	(d)	242	1,055
Total	$209	$233	$313	$741	$645		$245	$1,066

December 31, 2014

Commercial
CLL	$10	$10	$7	$5	$5		$4	$4
Energy Financial Services	53	54	26	15	15		12	24
GECAS	329	337	88	-	-		-	15
Other	-	-	-	-	-		-	1
Total Commercial(b)	392	401	121	20	20		16	44
Consumer(c)	138	179	120	2,042	2,092		408	2,547
Total	$530	$580	$241	$2,062	$2,112		$424	$2,591

(a)
Write-offs to net realizable value are recognized against the allowance for losses primarily in the reporting period in which management has deemed all or a portion of the financing receivable to be uncollectible.

(b)
We recognized insignificant amounts of interest income, including none on a cash basis, in the nine months ended September 30, 2015, the year ended December 31, 2014 and the nine months ended September 30, 2014, respectively, in CLL. The total average investment in impaired loans for the nine months ended September 30, 2015 and the year ended December 31, 2014 was $289 million and $165 million, respectively.

(c)
We recognized $48 million, $126 million and $135 million of interest income, including $1 million, $5 million and $3 million on a cash basis, in the nine months ended September 30, 2015, the year ended December 31, 2014 and the nine months ended September 30, 2014, respectively. The total average investment in impaired loans for the nine months ended September 30, 2015 and the year ended December 31, 2014 was $1,090 million and $2,667 million, respectively.

(d)	Unpaid principal balance excludes accrued interest and fees.

(In millions)	Non-impaired financing receivables	General reserves	Impaired loans	Specific reserves

September 30, 2015

Commercial	$23,470	$82	$214	$3
Consumer	62,784	3,130	736	242
Total	$86,254	$3,212	$950	$245

December 31, 2014

Commercial	$25,329	$77	$412	$16
Consumer	98,640	3,603	2,180	408
Total	$123,969	$3,680	$2,592	$424

2015 3Q FORM 10-Q   PAGE 104

IMPAIRED LOAN BALANCE CLASSIFIED BY THE METHOD USED TO MEASURE IMPAIRMENT

(In millions)	September 30, 2015	December 31, 2014

Discounted cash flow	$819	$2,149
Collateral value	131	443
Total	$950	$2,592

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a troubled debt restructuring (TDR), and also as impaired. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At September 30, 2015, TDRs included in impaired loans were $860 million, primarily relating to Consumer ($736 million), GECAS ($112 million), Energy Financial Services ($7 million) and CLL ($5 million).

Impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and are therefore subject to the disclosure requirement for impaired loans. Impaired loans classified as TDRs in our Consumer business were $736 million and $2,132 million at September 30, 2015 and December 31, 2014, respectively. We utilize certain loan modification programs for borrowers experiencing financial difficulties in our Consumer loan portfolio. These loan modification programs primarily include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract. For the nine months ended September 30, 2015, we modified $363 million of U.S. consumer loans, primarily credit cards for borrowers experiencing financial difficulties, which are classified as TDRs. We expect borrowers whose loans have been modified under these programs to continue to be able to meet their contractual obligations upon the conclusion of the modification. Of our $621 million and $1,074 million of consumer loans modifications classified as TDRs in the twelve months ended September 30, 2015 and 2014, respectively, $49 million and $95 million have subsequently experienced a payment default in the nine months ended September 30, 2015 and 2014, respectively.

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
2015 3Q FORM 10-Q   PAGE 105

COMMERCIAL FINANCING RECEIVABLES BY RISK CATEGORY

	Secured
(In millions)	A	B	C	Total

September 30, 2015

CLL	$13,260	$44	$37	$13,341
Energy Financial Services	2,301	41	-	2,342
GECAS	7,076	225	93	7,394
Other	153	-	-	153
Total	$22,790	$310	$130	$23,230

December 31, 2014

CLL	$14,271	$49	$98	$14,418
Energy Financial Services	2,479	60	16	2,555
GECAS	7,908	237	118	8,263
Other	130	-	-	130
Total	$24,788	$346	$232	$25,366

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

At September 30, 2015 and December 31, 2014, our unsecured commercial financing receivables included $165 million and $88 million rated A, and $289 million and $287 million rated B, respectively. We did not have any unsecured commercial financing receivables rated C at September 30, 2015 and December 31, 2014, respectively.
CONSUMER

At September 30, 2015, our U.S. consumer financing receivables included private-label credit card and sales financing for approximately 63 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 66% relate to credit card loans that are often subject to profit and loss sharing arrangements with the retailer (which are recorded in revenues), and the remaining 34% are sales finance receivables that provide financing to customers in areas such as electronics, recreation, medical and home improvement.

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

	Refreshed FICO score
	September 30, 2015			December 31, 2014
	661 or	601 to	600 or	661 or	601 to	600 or
(in millions)	higher	660	less	higher	660	less

U.S. installment and
revolving credit	$45,383	$12,304	$4,403	$43,466	$11,865	$4,532

2015 3Q FORM 10-Q   PAGE 106

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

At September 30, 2015, Consumer - Other financing receivables of $1,138 million, $117 million and $175 million were rated A, B and C, respectively. At December 31, 2014, Consumer – Other financing receivables of $5,006 million, $276 million and $382 million were rated A, B and C, respectively.
2015 3Q FORM 10-Q   PAGE 107

EXHIBITS

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
Exhibit 99(b)
Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12 to General Electric Capital Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (Commission file number 001-06461)).

Exhibit 101
The following materials from General Electric Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three and nine months ended September 30, 2015 and 2014, (ii) Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statement of Changes in Shareowners' Equity for the nine months ended September 30, 2015 and 2014, (iv) Statement of Financial Position at September 30, 2015 and December 31, 2014, (v) Statement of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

* Data required by Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share, is provided in Note 13 to the Consolidated Financial Statements in this Report.

2015 3Q FORM 10-Q   PAGE 108

FORM 10-Q CROSS REFERENCE INDEX

Item Number		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	53-107

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5-48,50

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Not applicable(a)

Item 4.	Controls and Procedures	49

Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	51-52

Item 1A.	Risk Factors	Not applicable(b)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	Not applicable

Item 4.	Mine Safety Disclosures	Not applicable

Item 5.	Other Information	Not applicable

Item 6.	Exhibits	108

Signatures		110

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

2015 3Q FORM 10-Q   PAGE 109

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
October 30, 2015	/s/ Jan R. Hauser
Date	Jan R. Hauser Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

2015 3Q FORM 10-Q   PAGE 110