Form 10-K
period 2015-12-31
GENERAL ELECTRIC CO
filed 2016-02-26
CIK 40545

United States Securities and Exchange Commission
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the outstanding common equity of the registrant not held by affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was at least $265.6 billion. There were 9,330,607,330 shares of voting common stock with a par value of $0.06 outstanding at January 31, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant's Annual Meeting of Shareowners, to be held April 27, 2016, is incorporated by reference into Part III to the extent described therein.

OUTPUT MONITOR

Table of Contents

10-K Introduction & Summary	4
Forward Looking Statements	19
About General Electric	20
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)	23
Key Performance Indicators	27
Consolidated Results	29
GE Capital	32
Segment Operations	35
GE Corporate Items and Eliminations	65
Discontinued Operations	68
Other Consolidated Information	70
Statement of Financial Position	78
Financial Resources and Liquidity	79
Exposures	86
Critical Accounting Estimates	87
Other Items	93
Supplemental Information	95
Other Financial Data	108
Regulations and Supervision	110
Risk Management	111
Risk Factors	116
Legal Proceedings	121
Management and Auditor's Reports	123
Audited Financial Statements and Notes	127
Directors, Executive Officers and Corporate Governance	212
Exhibits and Financial Statement Schedules	213
Form 10-K Cross Reference Index	217
Signatures	218

EMISSIONS AGGREGATE

2 GE 2015 FORM 10-K

10-K Introduction & Summary

This section provides an overview of General Electric. It does not contain all of the information you should consider. Please read the entire Annual Report on Form 10-K carefully before voting or making an investment decision.

IN PARTICULAR, PLEASE SEE THE FOLLOWING SECTIONS

Forward-Looking Statements PAGE 19	Legal Proceedings PAGE 121	Risk Factors PAGE 116
Management's Discussion & Analysis PAGE 23	Financial Resources & Liquidity PAGE 79	Financial Statements PAGE 127

Index of frequently requested 10-K information

Five-Year Financial Performance Graph	page 28
Segment Operations	page 35
Corporate Items and Eliminations	page 65
Pension Costs	page 71
Income Taxes	page 72
Share Repurchase Program	page 109
Financial Statement Footnotes	page 136

WE WANT YOUR FEEDBACK
This year, we have simplified the presentation of some of our financial statement footnotes (Postretirement Benefits – Note 12, Stock-Based Compensation - Note 16 & Financial Instruments – Note 20). Let us know what you think at **www.ge.com/annualreport.**

Many of the GE-specific terms & acronyms used in this section are explained in *Presentation* on page 23 and *Other Terms Used by GE* on page 24.

Some of the information we provide in this section is forward-looking and, therefore, could change over time to reflect changes in the environment in which GE competes.

Certain measures that exclude Alstom are non-GAAP financial measures. For more information, see *Financial Measures That Supplement U.S. Generally Accepted Accounting Principles Measures (Non-GAAP Financial Measures)* on page 95.

Throughout the Annual Report on Form 10-K, we use the following icons:

POWER · RENEWABLE ENERGY · OIL & GAS · ENERGY MANAGEMENT · AVIATION · HEALTHCARE · TRANSPORTATION · APPLIANCES & LIGHTING · CAPITAL · APPLIANCES · GE DIGITAL · PREDIX™ · INDUSTRIAL APP ECONOMY

4 GE 2015 FORM 10-K

GE in 2015

3115
3115
CSX

Revenues	Industrial Operating + GE Capital Verticals EPS[1]	GAAP EPS
$117.4B	$1.31	$0.17

Reflects certain GE Capital exit-related charges (see *Supplemental Information* on page 95)

Countries in Which We Compete	Employees
~180	333K

Major Portfolio Changes

M&A

- Alstom acquisition

Organic Investment

- Launched Current, powered by GE
- Launched GE Digital

Dispositions

- GE Capital exits
- Appliances sale agreed upon
- Synchrony split-off

How We Performed Against Our 2015 Operating Goals

How We Tie Pay to Performance

	Target	Actual	Year-over-year	Goals Included in 2015 Bonus Program
OPERATING EARNINGS PER SHARE[1]				
Industrial	$1.10–1.20	$1.14	↑ 19%	✓
GE Capital Verticals	~$0.15	$0.17	↑ 6%	
OPERATING PROFIT MARGINS[1, 2]				
Industrial segments (without Corporate)	17.0% by 2016	17.0% in 2015 (1 year ahead of plan)	↑ 80bps	✓
Industrial (with Corporate)	+	15.3%[3]	↑ 110bps	
GE CAPITAL EXIT PLAN				
Asset sales (ending net investment (ENI) excluding liquidity)	~$90B	$104B	N/A	✓
CASH				
Free cash flow + dispositions[1]	$12–15B	$15.2B	↑ 23%	✓
Cash returned to investors	$10–30B	$33.0B	↑ $22B	

For more information on our pay vs. performance alignment, see our 2016 proxy statement.

GE Cash From Operating Activities (CFOA) ($16.4B) ↑ 8%
− Net Plant & Equipment ($2.8B)
+ Disposition Proceeds ($1.7B)
= $15.2B

Dividends ($9.3B)
+ Buyback ($3.3B)
+ Synchrony Exchange ($20.4B)
= $33.0B

1. Non-GAAP Financial Measure. See *Financial Measures That Supplement U.S. Generally Accepted Accounting Principles Measures (Non-GAAP Financial Measures)* on page 95.
2. Excluding Alstom.
3. Excluding restructuring and other & gains.

GE 2015 FORM 10-K 5

Digital Industrial Company

What Defines the "New GE"

Unmatched Digital Capabilities
(2016 targets)

Digital Thread — **Connecting 200K machines** through our installed base & digitizing our engineering, commercial, sourcing & services functions

Predix™ — **Creating a common language** through our cloud-based Industrial Internet operating platform with ~20K developers & ~50 partners

Industrial App Economy — **Driving customer outcomes** through 100+ innovative Industrial Internet apps

With a Portfolio of Businesses Connected Through the GE Store

POWER
RENEWABLE ENERGY
OIL & GAS
ENERGY MANAGEMENT
AVIATION
HEALTHCARE
TRANSPORTATION
APPLIANCES & LIGHTING
CAPITAL
Global
Culture
Digital
Technology

And the Largest, Most Global Scale

GE + ALSTOM

REVENUES ~$120B

BACKLOG $315B

OPERATING FOOTPRINT ~180 Countries

6 GE 2015 FORM 10-K

The GE Store

The GE Store is the transfer of technology, talent, expertise, and connections through GE's massive, diverse network of businesses and markets. GE's businesses give and take from the Store, and in 2015, the company made some great progress.

Value of scale and diversity
LEVERAGING SCALE
SPREADING
IDEAS AND CONNECTING SOLUTIONS
CREATING SOLUTIONS
POWER
RENEWABLE ENERGY
OIL & GAS
ENERGY MANAGEMENT
AVIATION
HEALTHCARE
TRANSPORTATION
APPLIANCES & LIGHTING
CAPITAL
GLOBAL SCALE
CULTURE & SIMPLIFICATION
DIGITAL
TECHNOLOGY
Outcomes
FASTER GROWTH
EXPANDING MARGINS
DEVELOPING LEADERS

How We Use the GE Store to Win

Key Differentiators for GE

NEW 2015

Digital

"GE undertook a major reorganization to create a unified digital business within the company called GE Digital."

Bill Ruh
SVP, Chief Digital Officer, appointed September 2015

DIGITAL REVENUES[1]

2014
$4B
2015
$5B
2016 (goal)
++

1. For an explanation of GE Digital's reporting, see *Other Terms Used by GE* on page 24.

DIGITAL THREAD COST PRODUCTIVITY

$500M (2016 goal)

Reshaping GE as a Digital Industrial Company
A UNIFIED CORPORATE ORGANIZATION
Consolidating existing digital functions into a new organization
PRODUCT MANAGEMENT
COMMERCIAL
SOFTWARE ENGINEERING
INFORMATION TECHNOLOGY
GE Digital
HEADQUARTERED IN SAN RAMON, CA
DEDICATED DIGITAL RESOURCES AT EACH BUSINESS
Appointing Chief Digital Officers in each business who report jointly to the business CEO & to GE's Chief Digital Officer and who have digital resources focused on each phase of the product life cycle
OPERATING PLANS
CORPORATE & BUSINESSES ACCOUNTABLE TO SHARED METRICS TO DRIVE DIGITAL SALES
INCENTIVE COMPENSATION PLANS
CUSTOMER
+ GROWTH
+ UPTIME
+ EFFICIENCY
+ SAFETY
+ CAPACITY
CREATE CUSTOMER & SHAREOWNER VALUE
SHAREOWNER
+ REVENUES
+ MARGINS
+ RETURNS
"We plan to grow GE Digital from $5B revenues in 2015 to ~$15B revenues by 2020"
— Jeff Immelt

8 GE 2015 FORM 10-K

GLOBAL SCALE

"GE's acquisition of Alstom further strengthens our global footprint by adding more in-country capabilities."

John Rice
Vice Chairman & CEO, Global Growth Organization

Industrial segment revenues from growth markets[1]

2010
2014
2015
$27B
$43B
$43B
12% average annual growth rate

GLOBAL GROWTH ORGANIZATION SNAPSHOT

20 countries with $1B+ orders

$67B non-US infrastructure orders

24,000+ GE leaders & commercial/services employees localized in growth markets

1. GE launched the Global Growth Organization in 2010.

TECHNOLOGY

"Technology sharing across businesses provides a higher return on capital compared to single-use technologies."

Vic Abate
SVP, Chief Technology Officer

GLOBAL RESEARCH SNAPSHOT

10 Research Centers

~3,000 PhDs, engineers & scientists

3,100+ new patents filed in 2015

SELECTED RECENT PRODUCT LAUNCHES

LEAP[3] Engine
Showcases unique technology developments in additive manufacturing & advanced materials
2015 orders & commitments = 1,399 units

HA-Turbine
World's largest, most efficient gas turbine
2015 technical selections = 82 units
(including 33 units in backlog)

3. LEAP is a trademark of CFM International, a 50-50 joint venture between Snecma (Safran) and GE.

CULTURE & SIMPLIFICATION

SHARED SERVICES

"At the start of Year 3 of our shared services initiative, you can see costs coming down with the same or higher quality."

Shane Fitzsimons
SVP, Global Operations

Industrial selling, general & administrative (SG&A) expenses as a % of sales

2013
2014
2015
15.9%
14.0%
13.9%²

SHARED SERVICES SNAPSHOT[2]

Working at the core of the GE Store to leverage scale & identify innovative solutions to deliver better outcomes at a lower cost for our customers

43% of Industrial functions

6 global functions

10,000 employees (up from ~6,000 in 2014)

2. Excluding Alstom.

LEADERSHIP

"Our new Performance Development approach emphasizes day-to-day development — driving accountability, better customer outcomes, and faster, continuous growth."

Susan Peters
SVP, Human Resources

GLOBAL LEARNING SNAPSHOT

$1B annual investment

50,000 participants

5,000 customers

50 countries

200 locations

PROGRESS: RISING HIGHER

GE Is the World's Best Company for Global Leaders

#1

GE ranked #1 in the world on the 2014 Aon Hewitt Top Companies for Leaders list.

Crotonville, our global leadership institute, is at the forefront of thinking in leadership, culture, strategy & innovation. Some of GE's best-known initiatives — Lean Six Sigma, WorkOut, Simplification & FastWorks — took shape here.

GE 2015 FORM 10-K 9

Connected Multi-Business Portfolio as a Competitive Advantage

1

Great infrastructure businesses built upon technical & market leadership ➔ critical scale to take advantage of global demographic trends

2

Diversity provides strength through disruptive events & commodity cycles

3

Each business contributes to GE by providing unique expertise to the GE Store & leverages the GE Store to compete more effectively

Year	Event	Businesses Impacted	Businesses Mitigating Impact	GE Response	Outcome
2001	9/11 attacks			Invested in next-gen aircraft engines	GE 90, GEnx, next-gen CFM
2004	U.S. gas turbine cycle bottom		Most other businesses saw double-digit growth	Invested to diversify energy businesses	Stronger, more diversified energy businesses
2009	Financial crisis		Industrial businesses generated ~$17B of cash flow (as originally reported)	Supported GE Capital with cash infusions	Smaller GE Capital that is stronger & more focused
2015	Oil price drop			Restructured Oil & Gas and acquired Alstom energy businesses at attractive price	

HOW CAPITAL VERTICALS CONNECT TO INDUSTRIAL

Financing infrastructure investments through Energy Financial Services, GE Capital Aviation Services & Industrial Finance, including Healthcare Equipment Finance

How We Are Performing

Consolidated

Revenues
$113.2B
3% $117.2B
0% $117.4B
2013
2014
2015

Earnings from Continuing Operations Attributable to GE Common Shareowners
$7.6B
25% $9.5B
83% $1.7B
2013
2014
2015

Industrial Operating + Verticals Earnings[1]
$10.3B
9% $11.3B
16% $13.1B
2013
2014
2015

GE CFOA
$14.3B
$8.3B
$6.0B
Industrial CFOA[1]
GE Capital Dividend
2013
$15.2B
$12.2B
$3.0B
2014
$16.4B
$12.1B
$4.3B
2015

Industrial

Backlog
$249B
$64B
$185B
Equipment
Services
2013
$266B
$71B
$195B
2014
$315B
$89B
$226B
2015

Segment Gross Margins[2]
27.4%
80bps 26.6%
80bps 27.4%
2013
2014
2015[1]

Industrial Operating Profit Margins[1,3]
12.6%
160bps 14.2%
110bps 15.3%
2013
2014
2015

1. Non-GAAP Financial Measure. See *Financial Measures That Supplement U.S. Generally Accepted Accounting Principles (Non-GAAP Financial Measures)* on page 95.
2. Excluding Alstom.
3. Including Corporate, excluding Alstom, restructuring and other & gains.

10 GE 2015 FORM 10-K

POWER

MISSION: Leading globally in power generation & water technologies

Major products: power generation services, gas turbines, engines & generators, steam turbines & generators, nuclear reactors, water systems

Digital solutions: PowerOn Advantage™, Operations Optimization, Asset Performance Management

Revenues *Profits*

2015 Ex. ALSTOM
Revenues = $20.6B 0%
Profits = $4.6B 2%

$19.3B
7%
$20.6B
4%
$21.5B
$4.3B
4%
$4.5B
0%
$4.5B
2013
2014
2015
2013
2014
2015

Other 2015 results

Margins: 20.9% 90bps Ex. Alstom 22.3% 50bps
Backlog: $77.1B 32% Ex. Alstom $61.6B 5%
 # gas turbines shipped: 107 1

- **Positive:** Continued growth in natural gas supplemented by Alstom acquisition
- **Negative:** Excess capacity in developed markets and continued pressure on oil & gas applications
- **Outlook:** Improving global competitive position despite intense competition & positioning the business for growth with Alstom

CONTRIBUTION TO GE STORE

Advanced manufacturing, combustion science & services installed base

RENEWABLE ENERGY

MISSION: Making renewable power sources affordable, accessible & reliable for the benefit of people everywhere

Major products: onshore & offshore wind turbines, hydropower plants, solar power plants, geothermal power plants, biomass power plants

Digital solutions: Wind PowerUp™, Wind Farm Wake Management, Water & Process Insight

Revenues *Profits*

2015 Ex. ALSTOM
Revenues = $6.2B 3%
Profits = $0.5B 28%

$4.8B
33%
$6.4B
2%
$6.3B
$0.5B
43%
$0.7B
38%
$0.4B
2013
2014
2015
2013
2014
2015

Other 2015 results

Margins: 6.9% 390bps Ex. Alstom 8.1% 270bps
Backlog: $12.4B 123% Ex. Alstom $7.1B 27%
 # wind turbines shipped: 2,869 10

- **Positive:** Fastest growing energy market & continued push towards carbon-free energy
- **Negative:** Challenging new product transitions in onshore wind
- **Outlook:** Positioning the business to deliver high returns

CONTRIBUTION TO GE STORE

Sustainable power systems & storage

OIL & GAS

MISSION: Pushing the boundaries of technology in oil & gas to bring energy to the world

Major products: surface & subsea drilling & production systems, floating production platform equipment, mechanical drives & compressors, high-pressure reactors, artificial lift solutions, sensing & inspection solutions

Digital solutions: Subsea Systems Optimization, Intelligent Pipeline Solution, Reliability Max, Field Vantage™

Revenues *Profits*

$17.3B
10%
$19.1B
14%
$16.5B
$2.4B
17%
$2.8B
12%
$2.4B
2013
2014
2015
2013
2014
2015

Other 2015 results

Margins: 14.8% 30bps **Backlog:** $22.9B 9%

- **Positive:** Demand for technical & value-focused solutions
- **Negative:** Continued pressure from oil prices, excess capacity & lower customer capital expenditures
- **Outlook:** Improving competitive position in a tough environment through cost reductions, value-focused solutions & strategic investments

CONTRIBUTION TO GE STORE

Services, technology & first-mover in growth markets

GE 2015 FORM 10-K 11

ENERGY MANAGEMENT

MISSION: Being a global technology leader for the transmission, distribution & conversion of electrical power

Major products: electrical distribution & control products & services, lighting & power panels, grid management products & grid modernization services, industrial automation & software solutions, advanced motor, drive & control technologies

Digital solutions: Grid IQ™, Proficy Monitoring & Analysis™, SmallWorld™

Revenues
Profits
2015 Ex. ALSTOM
Revenues = $6.6B 9%
Profits = $0.3B 12%
$7.6B
3% $7.3B
4% $7.6B
$0.1B
124% $0.2B
10% $0.3B
2013 2014 2015
2013 2014 2015

Other 2015 results

Margins: 3.6% 20bps Ex. Alstom 4.1% 70bps
Backlog: $11.7B 134% Ex. Alstom $3.4B 33% (flat organically)

- **Positive:** Grid Solutions growth through Alstom, strength in electrification & more renewables on the grid
- **Negative:** Continued pressure from oil prices & excess capacity
- **Outlook:** Positioning the business for long-term growth & margin expansion with Alstom

CONTRIBUTION TO GE STORE

Electrification, controls & power conversion technology

AVIATION

MISSION: Providing our aviation customers with the most technologically advanced & productive engines, systems & services for their success

Major products: jet & turboprop engines, components & integrated systems for commercial, military, business & general aviation aircraft & ship propulsion applications, global service network

Digital solutions: Flight Efficiency Services, Fuel Management, Fleet Management

Revenues
Profits
$21.9B
9% $24.0B
3% $24.7B
$4.3B
14% $5.0B
11% $5.5B
2013 2014 2015
2013 2014 2015

Other 2015 results

Margins: 22.3% 160bps **Backlog:** $151.2B 13%
 # commercial engines shipped: 2,588 17
 # GEnx engines shipped: 260 27
 # military engines shipped: 766 302
Commercial spares rate: $37.1 million/day $6.9M

- **Positive:** Lower fuel costs & continued strength in air passenger traffic
- **Negative:** Military spending uncertain
- **Outlook:** Delivering through commercial product transition

CONTRIBUTION TO GE STORE

Advanced materials/ manufacturing & engineering productivity

HEALTHCARE

MISSION: Developing transformational medical technologies & services that are shaping a new age of patient care

Major products: diagnostic imaging systems (MRI, CT, nuclear & molecular imaging, digital mammography), surgical imaging products, ultrasound, pharmaceutical research & production tools

Digital solutions: Centricity™, Dose Management, Workforce Optimization, Asset Optimization, Health Cloud

Revenues
Profits
$18.2B
1% $18.3B
4% $17.6B
$3.0B
0% $3.0B
5% $2.9B
2013 2014 2015
2013 2014 2015

Other 2015 results

Margins: 16.3% 40bps **Backlog:** $17.2B 4%
U.S. orders: $8.7B 1%
Europe orders: $3.5B 8%
Growth region orders: $5.3B 6%

- **Positive:** Continued growth in developed markets, demand for IT/analytics-based solutions, biopharmaceutical market expansion
- **Negative:** Pressure in emerging markets
- **Outlook:** Positioning the business for long-term growth

CONTRIBUTION TO GE STORE

Diagnostics technology & first-mover in growth markets

12 GE 2015 FORM 10-K

TRANSPORTATION

MISSION: Being a global technology leader & supplier to the railroad, mining, marine, stationary power & drilling industries

Major products: locomotives, diesel engines, drilling motors, mining equipment & propulsion systems, motorized drive systems, software & analytics solutions to optimize rail & mining operations

Digital solutions: Trip Optimizer™, Locotrol™ Distributed Power, GoLINC™, Railconnect™, ShipperConnect™, Movement Planner™, Yard Planner, Smart Intermodal and Automotive Terminal, Customer Performance Analytics

Revenues
Profits
$5.9B
4% $5.7B
5% $5.9B
$1.2B
3% $1.1B
13% $1.3B
2013
2014
2015

Other 2015 results

Margins: 21.5% ↑ 150bps **Backlog:** $22.4B ↑ 6%
 # locomotives shipped: 985 ↑ 189
 # Tier 4 locomotives shipped: 756

- **Positive:** Digital & global expansion opportunities
- **Negative:** Decreased North America locomotive usage & global commodity price pressure
- **Outlook:** Navigating a highly dynamic industry environment by launching new products & transforming business to align to a more global/digital future

CONTRIBUTION TO GE STORE

Engine technology & growth market localization

APPLIANCES & LIGHTING

MISSION: Leading a global lighting revolution to deliver innovative solutions that change the way people light & think about their world

RECENT DEVELOPMENTS
- **Announced Appliances sale.** See *2015 Portfolio Changes* on page 14[1]
- **Launched Current, powered by GE.** A new energy efficiency platform combining LEDs, solar, storage, onsite power & electrical vehicle charging stations

Major products: major home appliances & lighting products/services, including industrial-scale lighting solutions
Digital solutions: Intelligent Cities, Intelligent Enterprises

Revenues
Profits
$8.3B
1% $8.4B
4% $8.8B
$0.4B
13% $0.4B
56% $0.7B
2013
2014
2015

Other 2015 results

Margins: 7.7% ↑ 260bps

- **Positive:** LED market momentum & robust appliances market
- **Negative:** Continued decline in traditional lighting
- **Outlook:** Continuing to grow LED while investing in Current, powered by GE; expect to close Appliances deal by mid-2016[1]

CONTRIBUTION TO GE STORE

LED is gateway to energy efficiency

CAPITAL

MISSION: Investing financial, human & intellectual capital to help our industrial businesses and their customers build their businesses

Major products: GE industry-focused financial services verticals, including GE Capital Aviation Services, Energy Financial Services and Industrial Finance (including Healthcare Equipment Finance)

Revenues
Profits
$11.3B
0% $11.3B
5% $10.8B
$0.4B
201% $1.2B
$(8.0)B
2013
2014
2015
Verticals Earnings
$1.4B
14% $1.6B
4% $1.7B

Other 2015 results

ENI (ex. liquidity)[2,3]: $167B ↓ 54%
Exit plan sales closed (ENI): $104B
Tier 1 Common Ratio (Basel 3) (estimated)[2]: 14.5% ↑ 150bps

- **Positive:** Market receptivity to GE Capital dispositions & strong commercial air traffic
- **Negative:** Continued pressure from oil & gas prices
- **Outlook:** Stable Verticals earnings profile & focus on enhancing the GE Store through launch of Industrial Finance

CONTRIBUTION TO GE STORE

Financing for infrastructure investments

1. Subject to customary closing conditions.
2. Non-GAAP Financial Measure. See *Financial Measures That Supplement U.S. Generally Accepted Accounting Principles (Non-GAAP Financial Measures)* on page 95.
3. Including assets of discontinued operations.

GE 2015 FORM 10-K 13

2015 Portfolio Changes: the biggest portfolio shift in GE's history

ALSTOM

Alstom Aquisition Closed

On November 2, 2015, GE closed its aquisition of Alstom's Thermal, Renewables & Grid businesses for approximately $10.1B.

Alstom's Strategic Fit with GE

- Complementary technologies
- Global presence
- Ability to compete for "rest of the power plant"
- Installed base

POWER SERVICES INSTALLED BASE

60% increase

15K units | 9K units

GE CONTRIBUTION
ALSTOM CONTRIBUTION
GAS TURBINE
HEAT RECOVERY STEAM GENERATOR
GAS TURBINE GENERATOR
GRID SOLUTION
STEAM TURBINE GENERATOR
STEAM TURBINE

GE Segments Impacted

EPS Impact

	2015	$0
Targeted	2016	~$0.05
Targeted	2018	~$0.15–0.20

2020 Targeted Synergy Benefits

COST SYNERGIES ~$3B

GROWTH SYNERGIES $0.6B+

Capital

GE Capital Exit Plan Ahead of Schedule

On April 10, 2015, GE announced a plan to sell most of the assets of GE Capital (targeting ~$200B ENI in total sales), in addition to the Synchrony split-off, retaining those financial assets that support our industrial businesses (which we call Verticals).

The New GE Capital

SMALLER, SIMPLER, SAFER

ENI[1]
$363B
$167B
≤$90B
2014
2015
2017 (targeted)

VALUABLE INDUSTRIAL FINANCE COMPANY

- Aviation Services
- Energy Financial Services
- Industrial Finance, including Healthcare Equipment Finance, Industrial Finance Solutions, Working Capital Solutions, Trade Payables Solutions
- Other (including our run-off insurance portfolio)

Enhancing the competitiveness of our industrial businesses

Executing Faster than Plan

Original 2015 Plan:

Closed deals $90B

Target for completing asset sales: 2017

Actual 2015 Progress (on a fourth-quarter 2014 basis):

Closed deals $104B

Signed deals $157B

Target for completing asset sales: 2016 (1 year ahead of plan)

Plan to apply for de-designation as a non-bank systemically important financial institution (SIFI) early 2016

Retaining GE Capital businesses that directly relate to, and support the growth of, our core industrial businesses

On track to return ~$35B to investors by 2018

synchrony FINANCIAL

Synchrony Split-Off Complete

On November 17, 2015, GE completed its exchange offer for Synchrony Financial (our North American credit card business).

Share buyback	$20.4B
GE shares retired	671M
ENI reduction	$65B
Offer oversubscribed	3.2X

Appliances

Appliances Sale to Haier Expected to Close in 2016[2]

On January 15, 2016, GE entered into an agreement to sell its Appliances business to Haier following GE's termination of its agreement with Electrolux on December 6, 2015.

ORIGINAL DEAL

Buyer: **Electrolux**

Purchase price: **$3.3B**

Expected gain: **~$0.05–0.07/share**

GE terminated agreement & received $175M breakup fee

NEW DEAL

Buyer: **Haier**

Purchase price: **$5.4B**

Expected gain: **~$0.20/share**

1. Excluding liquidity and including assets of discontinued operations. Non-GAAP Financial Measure. See *Financial Measures That Supplement U.S. Generally Accepted Accounting Principles Measures (Non-GAAP Financial Measures)* on page 95.
2. Subject to customary closing conditions.

14 GE 2015 FORM 10-K

How We Allocate Your Capital

Jeff Bornstein
SVP & Chief Financial Officer

"Our financial services exits are unlocking significant capital that we are reallocating to generate higher returns. This year, we retired 6.6% of GE's public float through the Synchrony Financial split-off and plan to use the dividends from the GE Capital exits to fund our buyback program."

GENERATING CAPITAL

- + Cash from operating activities
- + GE Capital Exit Plan
- + Synchrony Financial split-off
- + Other dispositions

Potential for incremental debt to optimize capital structure

$145B+
capital to allocate from 2015–2018
(plus potential leverage opportunity)

ALLOCATING CAPITAL

1. Return ~$55B from GE Capital to investors via buyback
2. Sustain attractive dividend of $35B (yield > peers)
3. Reinvest in organic growth (plant & equipment, technology, global scale, digital)
4. Disciplined M&A (see framework below)

HOW WE BALANCE CAPITAL ALLOCATION

● 2013 ● 2014 ● 2015

ALLOCATION /AMOUNTS | GOALS

Dividends

$7.8B
$8.9B
$9.3B

Sustain attractive dividend (currently at $.23/share) with a dividend yield higher than peers

Buyback
(reported on a book basis)

$23.7B
$10.4B
$1.9B
$20.4B
Synchrony split-off

Reduce share count to 8–8.5B shares outstanding through GE Capital Exit Plan & Synchrony Financial split-off

Synchrony split-off reduced GE public float by 6.6%

Restructuring & Other Charges

$2.0B
$1.8B
$1.7B

Targeting world-class Industrial cost structure & margins: ~12.8% Industrial SG&A expenses as a % of sales in 2016 (excluding Alstom)

ALLOCATION /AMOUNTS | GOALS

GROWTH FUNDING

Research & Development, Plant & Equipment, Information Technology

$11.2B
$11.5B
$11.5B

Priorities
- Expanding software & analytics capabilities and investing in the digital thread
- Supporting new product launches
- Localizing operations in key growth markets

Acquisitions

$9.0B
$2.1B
$10.4B

M&A framework
- + Bolt-on to existing businesses
- + No growth synergies assumed
- + Market upside → GE
- + Feeds GE strategic momentum
- + Additive to EPS goals

TARGET 15%+ RETURNS

HOW CAPITAL ALLOCATION DRIVES RESULTS

Organic Revenue Growth[1]
(Industrial segments)

0%
7%
3%
2013
2014
2015

Above-peer revenue growth in a slower growth environment

Free Cash Flow[1]
(GE CFOA – Net P&E)

$11.0B
$11.8B
$13.5B
2013
2014
2015

Strong GE Capital dividend & Industrial CFOA

Operating Profit Margins[1, 2]
(Industrial with Corporate)

12.6%
14.2%
15.3%
2013
2014
2015

Segment margin expansion & lower corporate costs

Returns[1]
(Industrial ROTC)

14.3%
14.0%
16.9%
2013
2014
2015

Higher industrial earnings & lower capital

Key Year-Over-Year Drivers

1. Non-GAAP Financial Measure. See *Financial Measures That Supplement U.S. Generally Accepted Accounting Principles Measures (Non-GAAP Financial Measures)* on page 95.
2. Excluding Alstom, restructuring and other & gains.

GE 2015 FORM 10-K 15

How We Attack Industrial Margins

WHAT IS OUR COST BREAKDOWN

15% SG&A | 70% Products & Services | 15% Alstom

OUR HISTORICAL MARGIN TRENDS

OPERATING PROFIT MARGIN[1, 2]

	2011	2012	2013	2014	2015
WITHOUT CORPORATE	14.8%	15.1%	15.7%	16.2%	17.0%
WITH CORPORATE[3]	12.0%	11.6%	12.6%	14.2%	15.3%

SEGMENT GROSS MARGIN[1]

2011	2012	2013	2014	2015
28.0%	27.7%	27.4%	26.6%	27.4%

We are segregating Alstom's costs from our SG&A and Products & Services costs as we focus on integrating Alstom and achieving our targeted cost synergies

HOW WE DRIVE MARGINS

HISTORICAL & ONGOING FOCUS
Leaner Structure

- **460bps** reduction in Industrial SG&A expenses as a % of sales from 18.5% to 13.9%[1] (2011–2015)
- **65%** of processes moving to shared services
- **77%** reduction in enterprise resource planning systems (2010–2015)
- **$1B+** reduction in Corporate operating costs (2013–2015)[3]

RECENT FOCUS
Lower Product Costs

- Investing in advanced manufacturing & digitized factories
- Capturing supply chain value through deflation, sourcing & backward integration
- Designing for value through FastWorks

INTEGRATION FOCUS
Cost Synergies

- Manufacturing & services
- Sourcing
- SG&A expenses
- Engineering & technology

WHAT WE ARE DRIVING TOWARDS

- **~12.8%** SG&A expenses as % of sales[1]
- **<2%** Corporate operating costs as % of Industrial revenues[3]
- **+50** bps gross margins annually
- **~$3B** target cost synergies by 2020

2016 INITIATIVES TO DRIVE PRODUCT MARGIN EXPANSION

INTEGRATING GE-WIDE COUNCILS
Product Management, Supply Chain & Engineering Leaders councils integrated to prioritize shared margin goals across functions

LAUNCHING NEW PRODUCT COST LABS
Launching Product Management & Variable Cost Productivity labs within Global Research solely focused on product management & costs

HOW WE ARE DEFINING OPERATING PROFIT MARGIN GOING FORWARD[3]

2015
17%[1,2] WITHOUT CORPORATE (in the past, our margin targets excluded Corporate)
15.3%[1,2] WITH CORPORATE

2016 (FORECAST)
PRODUCTIVITY IMPROVEMENTS & LOWER CORPORATE COSTS
+50 BPS EXCLUDING ALSTOM
ALSTOM IMPACT (100–150) BPS
14–14.5% INCLUDING ALSTOM

2018 (TARGET)
COST SYNERGIES, PRODUCTIVITY IMPROVEMENTS & LOWER CORPORATE COSTS
16%+ INCLUDING ALSTOM

1. Excluding Alstom.
2. Non-GAAP Financial Measure. See *Financial Measures That Supplement U.S. Generally Accepted Accounting Principles Measures (Non-GAAP Financial Measures)* on page 95.
3. Excluding restructuring and other & gains.

16 GE 2015 FORM 10-K

How We Focus on the Most Critical Enterprise Risks

"I have asked GE's leaders to go deep on what I believe are the four most critical risks facing the Company: product quality, cybersecurity, liquidity and global compliance. Over the years, we have built lines of defense around these core risk focus areas."

Jeff Immelt

Chairman & Chief Executive Officer

LINES OF DEFENSE	CORE RISK FOCUS AREAS: PRODUCT QUALITY	CYBERSECURITY	LIQUIDITY (THROUGH A CRISIS)	GLOBAL COMPLIANCE
1 DEEP DOMAIN EXPERTISE	• 58,000+ engineers • Global Research Centers	• 11,000+ IT & cyber professionals • IT Security Operations Center • Increased investment 3X+ since 2009	• 750+ Treasury professionals	• ~700 compliance professionals • ~600 ombuds
2 DISCIPLINED BUSINESS PROCESSES & CHALLENGE CULTURE	• Integrated GE-wide council on product management, supply chain & engineering • Product Safety Boards • Services Council	• Product/system design for security • Installed base remediation • Cybersecurity Task Force • Product Security Incident Response Team	• Risk oversight & stress testing • Cash flow metrics in compensation plans	• Policy Compliance Review Board...8 compliance operating reviews in 2015 • Global Ombuds System • Deep culture of integrity *(Spirit & Letter)*...our leaders own it • Ethisphere Magazine... GE named one of the world's most ethical companies 10 years in a row
3 STRONG AUDIT & THIRD-PARTY OVERSIGHT	• Regulators...e.g., FAA, FDA, NRC	• Internal audit... Corporate Audit Staff • Red team...penetration testing challenges • Wurldtech...industrial product design	• Credit rating agencies • Regulators...e.g., FRB, PRA • Internal audit...GE Capital Audit	• External audit...KPMG (~300 partners & 500K+ audit hours annually) • Internal audit... Corporate Audit Staff & GE Capital Audit

4 BOARD TRANSPARENCY & MANAGEMENT OVERSIGHT

GE Board

BOARD OVERSIGHT

Each committee oversees risk in its area of expertise & reports to the full Board

- AUDIT COMMITTEE
- GOVERNANCE & PUBLIC AFFAIRS COMMITTEE
- MANAGEMENT DEVELOPMENT & COMPENSATION COMMITTEE
- RISK COMMITTEE
- SCIENCE & TECHNOLOGY COMMITTEE

MANAGEMENT OVERSIGHT

- CORPORATE AUDIT STAFF & GE CAPITAL AUDIT
- POLICY COMPLIANCE REVIEW BOARD
- GE BLUEPRINT REVIEWS
- GE CAPITAL BOARD / GE CAPITAL ENTERPRISE RISK MANAGEMENT COMMITTEE

GE 2015 FORM 10-K 17

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
Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about our announced plan to reduce the size of our financial services businesses, including expected cash and non-cash charges associated with this plan and earnings per share of GE Capital's retained businesses (Verticals); expected income; earnings per share; revenues; organic growth; margins; cost structure; restructuring charges; cash flows; return on capital; capital expenditures, capital allocation or capital structure; dividends; and the split between Industrial and Capital earnings.

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:


obtaining (or the timing of obtaining) any required regulatory reviews or approvals or any other consents or approvals associated with our announced plan to reduce the size of our financial services businesses;

	our ability to complete incremental asset sales as part of that plan in a timely manner (or at all) and at the prices we have assumed;
	our ability to reduce costs as we execute that plan;
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

	the impact of conditions in the financial and credit markets on the availability and cost of GE Capital Global Holdings, LLC's (GE Capital) funding, and GE Capital's exposure to counterparties;
	the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults;
	pending and future mortgage loan repurchase claims and other litigation claims in connection with WMC, which may affect our estimates of liability, including possible loss estimates;
	our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so;
	the adequacy of our cash flows and earnings and other conditions which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels;
	GE Capital's ability to pay dividends to GE at the planned level, which may be affected by GE Capital's cash flows and earnings, financial services regulation and oversight, and other factors;
	our ability to convert pre-order commitments/wins into orders/bookings;
	the price we realize on orders/bookings since commitments/wins are stated at list prices;
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

our success in completing, including obtaining regulatory approvals for, announced transactions, such as the Appliances disposition and our announced plan and transactions to reduce the size of our financial services businesses;

	our success in integrating acquired businesses and operating joint ventures;
	our ability to realize anticipated earnings and savings from announced transactions, acquired businesses and joint ventures;
	the impact of potential information technology or data security breaches; and
	the other factors that are described in the Risk Factors section of this Form 10-K report.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.  We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.

GE 2015 FORM 10-K 19

ABOUT GENERAL ELECTRIC

OUR BUSINESS AND HOW WE TALK ABOUT IT

We are a global digital industrial company, transforming industry with software-defined machines and solutions that are connected, responsive and predictive. With products and services ranging from aircraft engines, power generation and oil and gas production equipment to medical imaging, financing and industrial products, we serve customers in approximately 180 countries and employ approximately 333,000 people worldwide. Since our incorporation in 1892, we have developed or acquired new technologies and services that have considerably broadened and changed the scope of our activities.

OUR INDUSTRIAL OPERATING SEGMENTS

Power	Energy Management	Transportation
Renewable Energy	Aviation	Appliances & Lighting
Oil & Gas	Healthcare

OUR FINANCIAL SERVICES OPERATING SEGMENT

Capital

Business, operation and financial overviews for our operating segments are provided in the Segment Operations section within the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) section.

THE GE CAPITAL EXIT PLAN

On April 10, 2015, the Company announced a plan (the GE Capital Exit Plan) to create a simple, more valuable company by reducing the size of its financial services businesses through the sale of most of the assets of GE Capital and aligning a smaller GE Capital with GE's industrial growth. We expect GE Capital to release approximately $35 billion in dividends to GE (subject to regulatory approval) as a result of the sale of GE Capital assets. As of December 31, 2015, we are ahead of our plan, having signed agreements with buyers for $157 billion of ending net investment (ENI), excluding liquidity of which $104 billion has closed. In addition, as part of our initiative to reduce the size of our financial services businesses, we completed the split-off of our remaining interest in GE Capital's North American Retail Finance business, Synchrony Financial, to holders of GE common stock, which resulted in a $20.4 billion buyback of GE common stock (671.4 million shares) in 2015. Combined with cash dividends of $4.3 billion, GE Capital returned about $25 billion to GE in 2015. In connection with the GE Capital Exit Plan, we completed a legal reorganization of GE Capital that included a merger of GE Capital into GE, a guarantee by GE of GE Capital debt, and an exchange of $36 billion of GE Capital debt for new GE notes. The result of all these actions reduced GE Capital's total assets by 38% from $501 billion at December 31, 2014 to $312 billion at December 31, 2015. We incurred charges of $22 billion related to these actions.

Given the progress of the GE Capital Exit Plan to date, we expect to largely complete that plan by the end of 2016 and are on track to file for rescission of GE Capital's designation as a nonbank Systemically Important Financial Institution (nonbank SIFI) in early 2016.

Further information on these activities is described in the GE Capital – GE Capital Exit Plan section of the MD&A and Note 1 to the consolidated financial statements.
GE 2015 FORM 10-K 20

COMPETITIVE CONDITIONS AND ENVIRONMENT

In all of our global business activities, we encounter aggressive and able competition. In many instances, the competitive climate is characterized by changing technology that requires continuing research and development. With respect to manufacturing operations, we believe that, in general, we are one of the leading firms in most of the major industries in which we participate. The businesses in which GE Capital engages are subject to competition from various types of financial institutions, including commercial banks, investment banks, leasing companies, independent finance companies, finance companies associated with manufacturers and insurance and reinsurance companies.

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

These factors are discussed throughout MD&A.

OUR EMPLOYEES AND EMPLOYEE RELATIONS

At year-end 2015, General Electric Company and consolidated affiliates employed approximately 333,000 persons, of whom approximately 125,000 were employed in the United States. For further information about employees, see the Other Financial Data section within the MD&A.

Approximately 16,000 GE manufacturing and service employees in the United States are represented for collective bargaining purposes by one of 11 unions (approximately 82 different locals within such unions). A majority of such employees are represented by union locals that are affiliated with the IUE-CWA, The Industrial Division of the Communication Workers of America, AFL-CIO, CLC. In June 2015, we negotiated new four-year collective bargaining agreements with most of our U.S unions.  These agreements continue to provide employees with good wages and benefits while addressing competitive realities facing the Company.

Other GE affiliates are parties to labor contracts with various labor unions, also with varying terms and expiration dates that cover approximately 3,300 employees.

PROPERTIES

Manufacturing operations are carried out at approximately 206 manufacturing plants located in 40 states in the United States and Puerto Rico and at approximately 295 manufacturing plants located in 39 other countries.

GE 2015 FORM 10-K 21

CORPORATE INFORMATION AND WEBSITES

General Electric's address is 1 River Road, Schenectady, NY, 12345-6999; we also maintain executive offices at 3135 Easton Turnpike, Fairfield, CT 06828-0001.

GE's Internet address at www.ge.com, Investor Relations website at www.ge.com/investor-relations and our corporate blog at www.gereports.com, as well as GE's Facebook page and Twitter accounts, including @GE_Reports, contain a significant amount of information about GE, including financial and other information for investors. GE encourages investors to visit these websites from time to time, as information is updated and new information is posted.

Website references in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the websites. Therefore, such information should not be considered part of this report.

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

Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information about the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

GE 2015 FORM 10-K 22

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

PRESENTATION

The consolidated financial statements of General Electric Company (the Company) combine the industrial manufacturing and services businesses of General Electric Company (GE) with the financial services businesses of General Electric Capital Corporation, and its successor GE Capital Global Holdings, LLC (GE Capital or Financial Services).

We believe that investors will gain a better understanding of our company if they understand how we measure and talk about our results. Because of the diversity in our businesses, we present our financial statements in a three-column format, which allows investors to see our industrial operations separately from our Financial Services operations. We believe that this provides useful information to investors. When used in this report, unless otherwise indicated by the context, we use the terms to mean the following:

	General Electric or the Company – the parent company, General Electric Company.

GE – the adding together of all affiliates other than GE Capital, whose continuing operations are presented on a one-line basis, giving effect to the elimination of transactions among such affiliates. Transactions between GE and GE Capital have not been eliminated at the GE level. We present the results of GE in the center column of our consolidated statements of earnings, financial position and cash flows. An example of a GE metric is GE cash from operating activities (GE CFOA).

	General Electric Capital Corporation or GECC – the adding together of all affiliates of GECC, giving effect to the elimination of transactions among such affiliates.
	GE Capital Global Holdings, LLC or GECGH – the adding together of all affiliates of GECGH, giving effect to the elimination of transactions among such affiliates.

GE Capital or Financial Services – refers to GECC, or its successor GECGH, and is the adding together of all affiliates of GE Capital giving effect to the elimination of transactions among such affiliates. We present the results of GE Capital in the right-side column of our consolidated statements of earnings, financial position and cash flows.


GE consolidated – the adding together of GE and GE Capital, giving effect to the elimination of transactions between the two. We present the results of GE consolidated in the left-side column of our consolidated statements of earnings, financial position and cash flows.


Industrial – GE excluding the continuing operations of GE Capital. We believe that this provides investors with a view as to the results of our industrial businesses and corporate items. An example of an Industrial metric is Industrial CFOA, which is GE CFOA excluding the effects of dividends from GE Capital.


Industrial segment – the sum of our eight industrial reporting segments, without giving effect to the elimination of transactions among such segments. This provides investors with a view as to the results of our industrial segments, without inter-segment eliminations and corporate items. An example of an industrial segment metric is industrial segment revenue growth.


Total segment – the sum of our eight industrial segments and one financial services segment, without giving effect to the elimination of transactions among such segments. This provides investors with a view as to the results of all of our segments, without inter-segment eliminations and corporate items.


GE Capital Verticals or Verticals – the adding together of GE Capital businesses that we expect to retain, principally its vertical financing businesses—GE Capital Aviation Services (GECAS), Energy Financial Services (EFS) and Healthcare Equipment Finance—that relate to the Company's core industrial domain and other operations, including Working Capital Solutions, our run-off insurance activities, and allocated corporate costs.

GE 2015 FORM 10-K 23

Prior to January 28, 2011, we operated a media company, NBC Universal, Inc. (NBCU). Effective January 28, 2011, we held a 49% interest in a media entity that included the NBC Universal businesses (NBCU LLC). On March 19, 2013, we completed the sale of our remaining 49% common equity interest to Comcast Corporation.

We integrate acquisitions as quickly as possible. Revenues and earnings from the date we complete the acquisition through the end of the fourth quarter following the acquisition are considered the acquisition effect of such businesses.

Discussion of GE Capital's total assets includes deferred income tax liabilities, which are presented within assets for purposes of our consolidated statement of financial position presentations for this filing.

Amounts reported in billions in graphs within this report are computed based on the amounts in millions.  As a result, the sum of the components reported in billions may not equal the total amount reported in billions due to rounding.  Certain columns and rows within the tables may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in millions.

Discussions throughout this MD&A are based on continuing operations unless otherwise noted.

The MD&A should be read in conjunction with the Financial Statements and Notes to the consolidated financial statements.

OTHER TERMS USED BY GE

	Backlog – unfilled customer orders for products and product services (expected life of contract sales for product services).

Borrowings as a percentage of total capital invested – for GE, the sum of borrowings and mandatorily redeemable preferred stock, divided by the sum of borrowings, mandatorily redeemable preferred stock, redeemable noncontrolling interest, noncontrolling interests and total shareowners' equity.


Digital revenues – revenues related to software-enabled product upgrades, internally developed software (including Predix) and associated hardware, and software-enabled productivity solutions. These revenues are largely generated from our operating businesses and are included in their segment results.

	Earnings – unless otherwise indicated, we refer to captions such as "earnings from continuing operations attributable to common shareowners" simply as earnings.

Earnings per share (EPS) – unless otherwise indicated, when we refer to earnings per share, it is the diluted per-share amount of "earnings from continuing operations attributable to common shareowners".


Ending Net Investment (ENI) – the total capital we have invested in the Financial Services business. It is the sum of short-term borrowings, long-term borrowings and equity (excluding noncontrolling interests) adjusted for unrealized gains and losses on investment securities and hedging instruments. Alternatively, it is the amount of assets of continuing operations less the amount of non-interest-bearing liabilities.

	Equipment leased to others (ELTO) – rental equipment we own that is available to rent and is stated at cost less accumulated depreciation.

Free cash flow – GE's cash from operating activities (continuing operations) less GE additions to property, plant and equipment, plus GE dispositions of property, plant and equipment, which are included in cash flows from investing activities.


GE Capital Exit Plan – our plan, announced on April 10, 2015, to reduce the size of our financial services businesses through the sale of most of the assets of GE Capital, and to focus on continued investment and growth in our industrial businesses. Further information on the GE Capital Exit Plan is provided in the GE Capital – The GE Capital Exit Plan section within the MD&A and Note 1 to the consolidated financial statements.


Global Growth Organization (GGO) – organization that provides operational processes through a shared services structure for the enabling functions: commercial, enterprise data management, finance, HR, IT, legal, supply chain and tax through a partnership with the businesses and global functions.


Growth markets – consist of countries/regions which are expected to grow at above average world GDP rates over the long term and typically are resource rich and/or have large infrastructure needs. They encompass the following: Australasia; Canada; Latin America; Middle East, North Africa and Turkey; Russia and CIS; Sub-Saharan Africa; Greater China; South Asia; South East Asia (ASEAN).

GE 2015 FORM 10-K 24


Industrial operating profit margin – Industrial segment profit plus corporate items and eliminations (excluding gains, restructuring and pre-tax non-operating pension costs) divided by industrial segment revenues plus corporate items and eliminations (excluding gains and GE-GE Capital eliminations).


Industrial return on total capital (Industrial ROTC) – earnings from continuing operations attributable to GE common shareowners less GE Capital earnings from continuing operations plus GE after-tax interest, divided by average Industrial shareholders' equity, less average GE Capital's shareholders' equity, plus average debt and other, net.

	Industrial segment gross margin – industrial segment sales less industrial segment cost of sales.

Industrial shareholders' equity and GE Capital shareholders' equity – for purposes of the Industrial ROTC calculation excludes the effects of discontinued operations and is calculated on an annual basis using a five-point average.

	Non-operating pension costs – comprise the expected return on plan assets, interest cost on benefit obligations and net actuarial gain (loss) amortization for our principal pension plans.
	Operating earnings – GE earnings from continuing operations attributable to common shareowners excluding the impact of non-operating pension costs.
	Operating earnings per share – unless otherwise indicated, when we refer to operating earnings per share, it is the diluted per-share amount of "operating earnings".
	Operating pension costs – comprise the service cost of benefits earned, prior service cost amortization and curtailment loss for our principal pension plans.
	Organic revenues – revenues excluding the effects of acquisitions, dispositions and foreign currency exchange.

Product services – for purposes of the financial statement display of sales and costs of sales in our Statement of Earnings, "goods" is required by SEC regulations to include all sales of tangible products, and "services" must include all other sales, including other services activities. In our MD&A section of this report, we refer to sales under product services agreements and sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs) as sales of "product services," which is an important part of our operations. We refer to "product services" simply as "services" within the MD&A.


Product services agreements – contractual commitments, with multiple-year terms, to provide specified services for products in our Power, Renewable Energy, Oil & Gas, Aviation and Transportation installed base – for example, monitoring, maintenance, service and spare parts for a gas turbine/generator set installed in a customer's power plant.

	Revenues – unless otherwise indicated, we refer to captions such as "revenues and other income" simply as revenues.

Segment profit – refers to the operating profit of the industrial segments and the net earnings of the Financial Services segment. See the Segment Operations section within the MD&A for a description of the basis for segment profits.


Shared Services – sharing of business processes in order to standardize and consolidate services to provide value to the businesses in the form of simplified processes, reduced overall costs and increased service performance.

GE 2015 FORM 10-K 25

NON-GAAP FINANCIAL MEASURES

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered "non-GAAP financial measures" under the SEC rules. Specifically, we have referred, in various sections of this report, to:

	Industrial segment organic revenue growth
	Oil & Gas organic revenue and operating profit growth
	Operating and non-operating pension costs (income)
	Adjusted Corporate costs (operating)

GE pre-tax earnings from continuing operations, excluding GE Capital earnings from continuing operations and the corresponding effective tax rates, and the reconciliation of the U.S. federal statutory income tax rate to GE effective tax rate, excluding GE Capital earnings

	Operating earnings, operating EPS and Industrial operating earnings
	Industrial operating + Verticals earnings and EPS
	Industrial operating profit and operating margin (excluding Alstom)
	Industrial segment operating profit and operating margin (excluding Alstom)
	Industrial segment gross margin (excluding Alstom)
	Average GE shareowners' equity, excluding effects of discontinued operations
	Average GE Capital shareowners' equity, excluding effects of discontinued operations
	Industrial return on total capital (Industrial ROTC)
	Industrial cash flows from operating activities (Industrial CFOA)
	Free cash flow
	Ratio of adjusted debt to equity at GE Capital, net of liquidity
	Capital ending net investment (ENI), excluding liquidity
	GE Capital Tier 1 common ratio estimate

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures are included in the Supplemental Information section within the MD&A. Non-GAAP financial measures referred to in this report are designated with an asterisk (*).

GE 2015 FORM 10-K 26

KEY PERFORMANCE INDICATORS
(Dollars in billions; per-share amounts in dollars)
REVENUES PERFORMANCE	INDUSTRIAL ORDERS		INDUSTRIAL BACKLOG
	(a) Includes $2.5 billion related to Alstom.	Equipment Services	(a) Includes $29.2 billion related to Alstom.	Equipment Services
INDUSTRIAL SEGMENT PROFIT	INDUSTRIAL SEGMENT MARGIN		GE CFOA
(a) Includes $(0.2) billion related to Alstom.	(a) Includes (0.5)% related to Alstom.		(a) Includes $(0.3) billion related to Alstom.	GE Capital Dividend Industrial CFOA*
EARNINGS PER SHARE	OPERATING EPS*		INDUSTRIAL OPERATING+ VERTICALS EPS*

*Non-GAAP Financial Measure
GE 2015 FORM 10-K 27

KEY PERFORMANCE INDICATORS
(Dollars in billions; per-share amounts in dollars)

SHAREHOLDER INFORMATION
RETURNED $33 BILLION TO SHAREOWNERS IN 2015 Dividends $9.3 billion Stock buyback $3.3 billion Synchrony Financial exchange $20.4 billion	ANNUAL MEETING General Electric's 2016 Annual Meeting of Shareowners will be held on April 27, 2016, in Jacksonville, Florida.
FIVE-YEAR PERFORMANCE GRAPH

The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in General Electric common stock, the Standard & Poor's 500 Stock Index (S&P 500) and the Dow Jones Industrial Average (DJIA) on December 31, 2010, and that all quarterly dividends were reinvested. The cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31 for each year indicated.
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

As of January 31, 2016, there were approximately 458,000 shareowner accounts of record.

On February 12, 2016, our Board of Directors approved a quarterly dividend of $0.23 per share of common stock, which is payable April 25, 2016, to shareowners of record at close of business on February 29, 2016.
GE 2015 FORM 10-K 28

CONSOLIDATED RESULTS

(Dollars in billions)
2015 GEOGRAPHIC REVENUES	2015 SEGMENT REVENUES

SIGNIFICANT DEVELOPMENTS IN 2015
Our consolidated results were significantly affected by the stronger U.S. dollar compared with various foreign currencies as described in our segment operating results and geographic information.

On April 10, 2015, we announced our plan to reduce the size of the financial services businesses through the sale of most of its assets over the following 24 months. See the GE Capital Exit Plan section within the MD&A for additional information.

On November 17, 2015, we completed the split-off of Synchrony Financial through which the Company accepted 671,366,809 shares of GE common stock from its shareholders in exchange for 705,270,833 shares of Synchrony Financial common stock that it owned and recorded an after-tax gain of $3.4 billion in discontinued operations.

On November 2, 2015, we completed the acquisition of Alstom's Thermal, Renewables and Grid businesses. The completion of the transaction followed the regulatory approval of the deal in over 20 countries and regions including the EU, U.S., China, India, Japan and Brazil. The purchase price was €9.2 billion (approximately $10.1 billion). The acquisition and alliances with Alstom affected our Power, Renewable Energy, and Energy Management segments.

On November 2, 2015, we also completed the sale of our Signaling business to Alstom with proceeds of $0.8 billion and a pre-tax gain of $0.6 billion.

On December 7, 2015, we announced that we had terminated our agreement to sell our Appliances business to Electrolux.

On January 15, 2016, we announced the signing of a definitive agreement to sell our Appliances business to Qingdao Haier Co., Ltd. (Haier) for $5.4 billion. The transaction has been approved by our board of directors and Haier's board of directors and remains subject to customary closing conditions, including Haier shareholder approval, and regulatory approvals. The transaction is targeted to close in mid-2016.

GE 2015 FORM 10-K 29

CONSOLIDATED RESULTS

(Dollars in billions)
REVENUES	INDUSTRIAL AND FINANCIAL SERVICES REVENUES

(a) Includes $2.0 billion related to Alstom	(a) Includes $2.0 billion related to Alstom
COMMENTARY: 2015 – 2014	2014 – 2013

Consolidated revenues increased $0.2 billion.
Industrial segment revenues decreased less than 1%, reflecting negative foreign currency impacts and the effects of dispositions, partially offset by organic growth of 3% and the effects of acquisitions (primarily Alstom).
Financial Services revenues decreased $0.5 billion, or 5%, primarily as a result of organic revenue declines, primarily resulting from lower ending net investment (ENI), lower gains and higher impairments, partially offset by the effects of acquisitions and dispositions.
Other income increased $1.4 billion, primarily due to the gain on sale of our Signaling business of $0.6 billion, NBCU settlement of $0.5 billion, and $0.2 billion break-up fee from Electrolux.
The effects of acquisitions increased consolidated revenues $2.5 billion and $1.7 billion in 2015 and 2014, respectively. Dispositions affected our ongoing results through increased revenues of $0.4 billion in 2015 and lower revenues of $3.6 in 2014.
The effects of a stronger U.S. dollar compared to mainly the euro, Brazilian real, and Canadian dollar, decreased consolidated revenues by $4.9 billion.

Consolidated revenues increased $3.9 billion, or 3%.
Industrial segment revenues increased 6%, reflecting organic growth* of 7% and the effects of acquisitions (primarily Lufkin Industries, Inc. (Lufkin), Avio S.p.A. (Avio) and certain Thermo Fisher Scientific Inc. businesses).
Financial Services revenues increased $0.1 billion as a result of organic revenue growth and higher gains, partially offset by the effects of dispositions.
Other income decreased $2.3 billion, primarily due to the  sale of our remaining 49% common equity interest in NBCU LLC in 2013 ($1.6 billion).
The effects of acquisitions increased consolidated revenues $1.7 billion and $1.5 billion in 2014 and 2013, respectively. Dispositions affected our ongoing results through lower revenues of $3.6 billion and $0.1 in 2014 and 2013, respectively.
The effects of a stronger U.S. dollar compared to mainly the Japanese yen, Canadian dollar and Brazilian real, partially offset by the British pound, decreased consolidated revenues by $0.6 billion.

*Non-GAAP Financial Measure
GE 2015 FORM 10-K 30

CONSOLIDATED RESULTS

(Dollars in billions)

EARNINGS	OPERATING EARNINGS*

COMMENTARY: 2015 – 2014	2014 – 2013

Consolidated earnings decreased $7.9 billion or 83%, primarily due to lower Financial Services income.
Industrial segment profit increased 1% with growth driven by Aviation, Appliances & Lighting, Transportation, Energy Management, and Power, partially offset by lower performance for Oil & Gas, Renewable Energy and Healthcare.
Industrial segment margin increased 30 basis points (bps) driven by higher productivity, pricing and impacts of material deflation, partially offset by effects of Alstom results. Excluding Alstom, Industrial segment margins increased 80 bps.* to 17.0%.
Financial Services net earnings decreased $9.2 billion, primarily due to charges associated with the GE Capital Exit Plan. See the GE Capital and Capital segment sections for more details.
The effects of acquisitions on our consolidated net earnings were insignificant in 2015 and a $0.2 billion increase in 2014. The effects of dispositions on net earnings were an increase of $0.9 billion in 2015 and a decrease of $1.6 billion in 2014.
Industrial SG&A as a percentage of total sales remained flat at 14% as a result of global cost reduction initiatives, primarily at Oil & Gas, Healthcare and Corporate. This was partially offset by lower revenues and higher acquisition-related costs.

Consolidated earnings increased $1.9 billion or 25%, primarily due to an increase in the operating profit of the industrial segments, partially offset by lower Financial Services income and the absence of the NBCU LLC related income.
Industrial segment profit increased 10% with growth driven by Aviation, Oil & Gas, and Renewable Energy.
Industrial segment margin increased 50 basis points (bps) driven by higher productivity and pricing, partially offset by negative business mix and the effects of inflation.
Financial Services net earnings increased $0.8 billion as a result of core increases, equipment leased to others (ELTO) impairments related to our operating lease portfolio of commercial aircraft, and higher gains, partially offset by the effects of dispositions.
The effects of acquisitions on our consolidated net earnings were increases of $0.2 billion and $0.1 billion in 2014 and 2013, respectively. The effects of dispositions on net earnings were a decrease of $1.6 billion in 2014 and an increase of $0.1 billion in 2013.
Industrial SG&A as a percentage of total sales decreased to 14% as a result of global cost reduction initiatives, primarily at Power and Healthcare. This was partially offset by higher acquisition-related costs.

See the Other Consolidated Information section within the MD&A for a discussion of postretirement benefit plans costs, income taxes and geographic data.

*Non-GAAP Financial Measure
GE 2015 FORM 10-K 31

GE CAPITAL

CAPITAL SEGMENT AND DISCONTINUED OPERATIONS

GE Capital results include continuing operations, which are reported in the Capital segment (see Segment discussion), and discontinued operations (see Discontinued Operations section and Note 2).

THE GE CAPITAL EXIT PLAN

SALES AGREEMENTS

During 2015, GE signed agreements to sell approximately $157 billion of ENI, excluding liquidity (as originally reported at December 31, 2014), of which approximately $98 billion, $34 billion and $25 billion related to our Commercial Lending and Leasing (CLL), Real Estate and Consumer businesses, respectively.

Of the signed agreements, sales representing approximately $104 billion of ENI, excluding liquidity (as originally reported at December 31, 2014) have closed, including approximately $46 billion, $34 billion and $24 billion related to our CLL, Real Estate and Consumer businesses, respectively. Real Estate transactions that have closed included the majority of GE Capital's Real Estate debt and equity portfolio sold to funds managed by The Blackstone Group (which, in turn, sold a portion of this portfolio to Wells Fargo & Company). In connection with The Blackstone Group transactions, GE Capital provided $3.2 billion of seller financing to The Blackstone Group, which GE Capital intends to syndicate by the end of 2016. As of December 31, 2015, GE Capital has collected or sold approximately $2.3 billion of this seller financing.

AFTER-TAX CHARGES RELATED TO THE GE CAPITAL EXIT PLAN

In connection with the April 10, 2015 announcement of the GE Capital Exit Plan, the Company estimated that it would incur approximately $23 billion in after-tax charges through 2016, approximately $6 billion of which were expected to result in future net cash expenditures. These charges relate to: business dispositions, including goodwill allocations (approximately $13 billion), tax expense related to expected repatriation of foreign earnings and write-off of deferred tax assets (approximately $7 billion), and restructuring and other charges (approximately $3 billion).

During 2015, GE recorded $22.0 billion of after-tax charges related to the GE Capital Exit Plan, of which $7.7 billion was recorded in continuing operations and $14.3 billion was recorded in discontinued operations. A description of after-tax charges for 2015 is provided below.


$9.5 billion of net loss primarily related to the completed and planned dispositions of the Real Estate business, the Consumer business and most of the CLL business, which was recorded in discontinued operations under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings.


$6.5 billion of tax expense related to expected repatriation of foreign earnings and write-off of deferred tax assets, of which $6.3 billion was recorded in continuing operations and reported in GE Capital's Corporate component and $0.1 billion was recorded in discontinued operations in our Consumer business under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings.


$4.7 billion of net asset impairments due to shortened hold periods, of which $3.2 billion was recorded in discontinued operations in our Consumer business and $1.5 billion was recorded in discontinued operations in our CLL business, all under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings.


$0.8 billion impairment charge of a coal-fired power plant in the U.S. related to a decision in the fourth quarter to exit the investment over time recorded in continuing operations in GE Capital's Corporate component under the caption "Other costs and expenses" in the Statement of Earnings.


$0.6 billion of restructuring and other charges, of which $0.5 billion was recorded in continuing operations in GE Capital's Corporate component under the captions "Selling, general and administrative expenses" and "Other costs and expenses" in the Statement of Earnings and less than $0.1 billion was recorded in discontinued operations under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings.

GE 2015 FORM 10-K 32

REORGANIZATION AND EXCHANGE OFFERS

During December 2015, General Electric Capital Corporation merged into GE. The merger and creation of a new intermediate holding company was part of a reorganization of GE Capital's businesses (the Reorganization) pursuant to which GE separated GE Capital's international and U.S. operations. GE Capital's international operations have been consolidated under a new international holding company (GE Capital International Holdings Limited), which has a separate capital structure and is supervised by the U.K. Prudential Regulation Authority. The Reorganization, debt exchange offers (as described below) and establishment of GE Capital International Holdings Limited were intended, among other things, to establish an efficient and simplified capital structure that is satisfactory to GE Capital's regulators, a key step in terminating the nonbank SIFI designation for GE Capital. In addition, the debt exchange offers were designed to align the liabilities of GE Capital International Holdings Limited to its assets from a maturity profile and liquidity standpoint, taking into consideration asset sales, and where appropriate, shortening the maturity profile of targeted liabilities.

As part of the GE Capital Exit Plan, on September 21, 2015, GE Capital commenced private offers to exchange (the Exchange Offers) up to $30 billion of certain outstanding debt for new notes with maturities of six months, five years, ten years or twenty years. On October 19, 2015, given the high level of participation, the offering was increased by $6 billion with the aggregate principal amount of $36 billion (representing $31 billion of outstanding principal and $5 billion of premium) of outstanding notes being tendered for exchange and settled on October 26, 2015. The new notes that were issued at closing are composed of $15.3 billion of 0.964% Six Month Notes due April 2016, £0.8 billion of 1.363% Six Month Notes due April 2016, $6.1 billion of 2.342% Notes due 2020, $2.0 billion of 3.373% Notes due 2025 and $11.5 billion of 4.418% Notes due 2035. Of the $16.2 billion exchanged into the Six Month Notes, $1.3 billion had been previously classified in short term borrowings. GE Capital will continue to evaluate the opportunity to repurchase debt while maintaining our liquidity at the levels communicated as part of the GE Capital Exit Plan. The new notes have been fully, irrevocably and unconditionally guaranteed by GE.

Immediately prior to the Reorganization, GE Capital had $5.0 billion in aggregate liquidation preference of Series A, B and C preferred stock outstanding. In connection with the Reorganization, on December 3, 2015, holders who previously held GE Capital preferred stock were issued an aggregate liquidation preference of $5.9 billion of new GE Series A, B and C preferred stock. The Series A, B and C preferred stock bear an initial fixed interest rate of 4.00%, 4.10% and 4.20%, respectively, through their initial call date and are callable on June 15, 2022, December 15, 2022 and June 15, 2023, respectively. Subsequent to the call date, the Series A, B and C preferred stock will bear a floating interest rate equal to three-month LIBOR plus 2.28%, 2.32% and 2.37%, respectively, thereafter.

Subsequent to the issuance of the preferred stock on December 3, 2015, in response to investor feedback, GE launched an exchange offer on December 18, 2015 that allowed GE preferred stock investors to exchange their existing Series A, B and C preferred stock into a Series D GE preferred stock. These Series D instruments bear an initial fixed interest rate of 5.00% through January 21, 2021, will bear a floating rate equal to three-month LIBOR plus 3.33% thereafter and are callable on January 21, 2021. On January 20, 2016, $2.7 billion of Series A, $2.0 billion of Series B and $1.0 billion of Series C were exchanged into $5.7 billion Series D GE preferred stock. Following the exchange, $0.1 billion of Series A, $0.1 billion of Series B and $0.1 billion of Series C remain outstanding.

GUARANTEE
As part of the GE Capital Exit Plan, on April 10, 2015, GE and GE Capital entered into an amendment to their existing financial support agreement. Under this amendment (the Amendment), the Company has provided a full and unconditional guarantee (the Guarantee) of the payment of principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GE Capital identified in the Amendment. In the aggregate, the Guarantee applied to approximately $85.8 billion of GE Capital debt as of December 31, 2015. The Guarantee replaced the requirement that the Company make certain income maintenance payments to GE Capital in certain circumstances. GE Capital's U.S. public indentures were concurrently amended to provide the full and unconditional guarantee by the Company set forth in the Guarantee.

GE 2015 FORM 10-K 33

SYNCHRONY FINANCIAL EXCHANGE OFFER

On August 5, 2014, we completed the initial public offering (IPO) of our North American Retail Finance business, Synchrony Financial, as a first step in a planned, staged exit from that business. We received net proceeds from the IPO and underwriter's option of $2.8 billion and retained 84.6% of Synchrony Financial.

On October 19, 2015, GE commenced an offer to exchange GE common stock for common stock of GE Capital's approximately 84.6% owned subsidiary, Synchrony Financial. On November 17, 2015, we completed the split-off of Synchrony Financial, through which the Company accepted 671,366,809 shares of GE common stock from its shareholders in exchange for 705,270,833 shares of Synchrony Financial common stock that it owned and recorded an after-tax gain of $3.4 billion within discontinued operations. In connection with the public offering and sale of Synchrony Financial, GE Capital indemnified Synchrony Financial and its directors, officers, and employees against the liabilities of GECC's businesses other than historical liabilities of the businesses that are part of Synchrony Financial's ongoing operations. With the completion of the split-off and the Federal Reserve Board's (FRB) subsequent approval of GE Capital's application to deregister as a savings and loan holding company, GE Capital is no longer a savings and loan holding company.
GE 2015 FORM 10-K 34

SEGMENT OPERATIONS

SEGMENT CHANGES

	The Power segment (formerly Power & Water) was affected through the splitting out of the Renewable Energy business, principally the onshore wind business.
	A new segment named Renewable Energy was created that includes GE's legacy onshore wind business and the wind and hydro businesses acquired from Alstom.
	Energy Management was affected through the formation of a joint venture with Alstom.
	Additionally, a portion of the Distributed Power business that provides turbines for oil & gas applications was realigned from the Power segment to the Oil & Gas segment.
	Transportation sold its Signaling business to Alstom.
	The remaining segments, Healthcare, Aviation, and Appliances & Lighting were not affected by any significant segment changes in 2015.
	The financial services segment, previously referred to as GE Capital, is now called Capital. GE Capital now refers to GECC or its successor, GECGH.

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

Segment profit excludes results reported as discontinued operations and material accounting changes. Segment profit also excludes the portion of earnings or loss attributable to noncontrolling interests of consolidated subsidiaries, and as such only includes the portion of earnings or loss attributable to our share of the consolidated earnings or loss of consolidated subsidiaries.

Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment's management is measured:


Interest and other financial charges, income taxes and GE preferred stock dividends are excluded in determining segment profit (which we sometimes refer to as "operating profit") for the industrial segments.


Interest and other financial charges, income taxes and GE Capital preferred stock dividends are included in determining segment profit (which we sometimes refer to as "net earnings") for the Capital segment.

Certain corporate costs, such as shared services, employee benefits and information technology are allocated to our segments based on usage. A portion of the remaining corporate costs is allocated based on each segment's relative net cost of operations.

ALSTOM - ACQUISITION IMPACTING MULTIPLE SEGMENTS

On November 2, 2015, we completed the acquisition of Alstom's Thermal, Renewables and Grid businesses. The completion of the transaction followed the regulatory approval of the deal in over 20 countries and regions including the EU, U.S., China, India, Japan and Brazil. The purchase price was €9.2 billion (approximately $10.1 billion). The acquisition and alliances with Alstom affected our Power, Renewable Energy and Energy Management segments. See Note 8 to the consolidated financial statements for further information.

For the two months that GE owned Alstom in 2015, the entity contributed $(0.2) billion of operating profit to the industrial segments and $(0.2) billion of operating profit at Corporate, resulting in an overall pre-tax loss of $(0.4) billion. Offsetting the pre-tax loss was $0.4 billion of increased tax benefits principally related to the integration of our existing services business with Alstom's services business.
GE 2015 FORM 10-K 35

(Dollars in billions)
INDUSTRIAL SEGMENT EQUIPMENT & SERVICES REVENUES	INDUSTRIAL SELLING, GENERAL & ADMINISTRATIVE (SG&A) AS A % OF SALES
Equipment(a) Services(b)
(a) In 2015, $59.8 billion, excluding $1.1 billion related to Alstom (b) In 2015, $47.1 billion, excluding $0.8 billion related to Alstom	(a) 13.9% excluding $2.0 billion of Alstom sales and $0.4 billion of Alstom SG&A

SUMMARY OF OPERATING SEGMENTS

	General Electric Company and consolidated affiliates
(In millions)	2015	2014	2013	2012	2011

Revenues
Power	$21,490	$20,580	$19,315	$20,364	$20,335
Renewable Energy	6,273	6,399	4,824	7,373	4,924
Oil & Gas	16,450	19,085	17,341	15,539	13,874
Energy Management	7,600	7,319	7,569	7,412	6,422
Aviation	24,660	23,990	21,911	19,994	18,859
Healthcare	17,639	18,299	18,200	18,290	18,083
Transportation	5,933	5,650	5,885	5,608	4,885
Appliances & Lighting	8,751	8,404	8,338	7,967	7,692
Total industrial segment revenues	108,796	109,727	103,383	102,548	95,074
Capital	10,801	11,320	11,267	11,268	11,843
Total segment revenues	119,597	121,047	114,650	113,816	106,918
Corporate items and eliminations	(2,211)	(3,863)	(1,405)	(1,228)	3,145
Consolidated revenues	$117,386	$117,184	$113,245	$112,588	$110,062

Segment profit
Power	$4,502	$4,486	$4,328	$4,368	$4,213
Renewable Energy	431	694	485	914	714
Oil & Gas	2,427	2,758	2,357	2,064	1,754
Energy Management	270	246	110	131	78
Aviation	5,507	4,973	4,345	3,747	3,512
Healthcare	2,882	3,047	3,048	2,920	2,803
Transportation	1,273	1,130	1,166	1,031	757
Appliances & Lighting	674	431	381	311	237
Total industrial segment profit	17,966	17,764	16,220	15,487	14,067
Capital	(7,983)	1,209	401	1,245	1,469
Total segment profit	9,983	18,973	16,621	16,731	15,536
Corporate items and eliminations	(5,108)	(6,225)	(6,002)	(4,719)	(1,317)
GE interest and other financial charges	(1,706)	(1,579)	(1,333)	(1,353)	(1,299)
GE provision for income taxes	(1,506)	(1,634)	(1,667)	(2,013)	(4,839)
Earnings from continuing operations
attributable to GE common shareowners	1,663	9,535	7,618	8,646	8,081
Earnings (loss) from discontinued
operations, net of taxes	(7,495)	5,855	5,475	5,047	5,143
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	312	157	36	53	104
Earnings (loss) from discontinued operations,
net of tax and noncontrolling interest	(7,807)	5,698	5,439	4,995	5,039
Consolidated net earnings (loss)
attributable to GE common shareowners	$(6,145)	$15,233	$13,057	$13,641	$13,120

GE 2015 FORM 10-K 36

POWER

BUSINESS OVERVIEW

Leader: Steve Bolze	Headquarters & Operations
 Senior Vice President, GE and President & CEO, GE Power  Over 20 years of service with General Electric
    18% of segment revenues in 2015
    20% of industrial segment revenues
    25% of industrial segment profit
    Headquarters: Schenectady, NY
    Serving customers in 150+ countries
    Employees: approximately 62,000

Products & Services

Power serves power generation, industrial, government and other customers worldwide with products and services related to energy production and water reuse. Our products and technologies harness resources such as oil, gas, coal, diesel, nuclear and water to produce electric power and include gas and steam turbines, full balance of plant, upgrade and service solutions, as well as data-leveraging software.


Gas Power Systems – offers a wide spectrum of heavy-duty and aeroderivative gas turbines for utilities, independent power producers and industrial application, from small, mobile power to utility scale power plants.


Steam Power Systems – offers steam power technology for coal and nuclear applications including boilers, generators, steam turbines, and Air Quality Control Systems (AQCS) to help efficiently produce power and provide performance over the life of a power plant.


Power Services – delivers maintenance, service and upgrade solutions across total plant assets and over their operational lifecycle, leveraging the Industrial Internet to improve the performance of such solutions.


Distributed Power – provides technology-based products and services to generate reliable and efficient power at or near the point of use. The product portfolio features highly efficient, fuel flexible industrial gas engines, including Jenbacher and Waukesha engines, which generate power for numerous industries globally.


Water & Process Technologies – provides comprehensive chemical and equipment solutions and services to help manage and optimize water resources across numerous industries and municipalities, including water treatment, wastewater treatment and process system solutions.


GE Hitachi Nuclear – offers advanced reactor technologies solutions, including reactors, fuels and support services for boiling water reactors, and is offered through joint ventures with Hitachi and Toshiba, for safety, reliability and performance for nuclear fleets.

Competition & Regulation

Worldwide competition for power generation products and services is intense. Demand for power generation is global and, as a result, is sensitive to the economic and political environments of each country in which we do business.
GE 2015 FORM 10-K 37

OPERATIONAL OVERVIEW
(Dollars in billions)

2015 GEOGRAPHIC REVENUES: $ 21.5 BILLION	ORDERS
	(a) Includes $1.0 billion related to Alstom	Equipment Services
2015 SUB-SEGMENT REVENUES	BACKLOG
(a) Includes Water & Process Technologies and GE Hitachi Nuclear	(a) Includes $15.5 billion related to Alstom	Equipment Services
EQUIPMENT/SERVICES REVENUES	UNIT SALES

Services Equipment

SIGNIFICANT TRENDS & DEVELOPMENTS


The business completed its acquisition of Alstom's thermal businesses on November 2, 2015. Alstom's Thermal business is complementary in technology, operations and geography to our business. We expect the integration to yield efficiencies in supply chain, service infrastructure, new product development and SG&A costs.

	The Wind business was transferred to a new segment, Renewable Energy.
	The business continues to invest in new product development, such as our new H-Turbine, reciprocating engines and advanced upgrades, to expand our equipment and services offerings.
	Excess capacity in developed markets, continued pressure in oil and gas applications and macroeconomic and geopolitical environments result in uncertainty for the industry and business.
	The Distributed Power business that provides turbines for oil and gas applications was realigned from the Power segment to the Oil & Gas segment.
GE 2015 FORM 10-K 38

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES		SEGMENT PROFIT	SEGMENT PROFIT MARGIN
(a) $20.6 billion, excluding $0.9 billion related to Alstom*	Equipment Services	(a) $4.6 billion, excluding $(0.1) billion related to Alstom*	(a) 22.3%, excluding (1.4)% related to Alstom*

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY:
2015 – 2014			2015 – 2014

Segment revenues up $0.9 billion (4%);
Segment profit was flat as a result of:

The increase in revenues was mainly driven by higher volume, primarily at Power Services, as well as the effects of the Alstom acquisition, partially offset by the impact of a stronger U.S. dollar.
Profit was flat as higher volume, the effects of deflation, higher prices, and favorable business mix were offset by lower productivity, including an increase in SG&A cost, the impact of a stronger U.S. dollar, and the effects of the Alstom acquisition.

	Revenues	Profit
2014	$20.6	$4.5
Volume	0.8	0.2
Price	0.1	0.1
Foreign Exchange	(0.8)	(0.1)
(Inflation)/Deflation	N/A	0.2
Mix	N/A	0.1
Productivity	N/A	(0.4)
Other	-	-
Alstom	0.9	(0.1)
2015	$21.5	$4.5

2014 – 2013			2014 – 2013

Segment revenues up $1.3 billion (7%);
Segment profit up $0.2 billion (4%) as a result of:

The increase in revenues was driven by higher volume, primarily higher equipment sales at Gas Power Systems, partially offset by lower prices and the impact of a stronger U.S. dollar.
The increase in profit was mainly due to the higher volume at Gas Power Systems, and higher productivity reflecting a reduction in SG&A cost, partially offset by negative business mix, driven by higher gas turbine shipments, and lower prices.

	Revenues	Profit
2013	$19.3	$4.3
Volume	1.7	0.4
Price	(0.2)	(0.2)
Foreign Exchange	(0.1)	-
(Inflation)/Deflation	N/A	0.1
Mix	N/A	(0.2)
Productivity	N/A	0.3
Other	(0.2)	(0.1)
2014	$20.6	$4.5

*Non-GAAP Financial Measure
GE 2015 FORM 10-K 39

RENEWABLE ENERGY

BUSINESS OVERVIEW

Leader: Jérôme Pécresse	Headquarters & Operations
 President & CEO, GE Renewable Energy  Former Alstom Renewable Power Executive Vice President
    5% of segment revenues in 2015
    6% of industrial segment revenues
    2% of industrial segment profit
    Headquarters: Paris, France
    Serving customers in 40+ countries
    Employees: approximately 11,000

Products & Services

GE Renewable Energy makes renewable power sources affordable, accessible, and reliable for the benefit of people everywhere. With one of the broadest technology portfolios in the industry, Renewable Energy creates value for customers with solutions from onshore and offshore wind, hydro, and emerging low carbon technologies. With operations in 40+ countries around the world, Renewable Energy can deliver solutions to where its customers need them most.


Onshore Wind – provides technology and services for the onshore wind power industry by providing wind turbine platforms and hardware and software to optimize wind resources. Wind services help customers improve availability and value of their assets over the lifetime of the fleet. Digital Wind Farm is a site level solution, creating a dynamic, connected and adaptable ecosystem that improves our customers' fleet operations.


Offshore Wind – offers its high-yield offshore wind turbine, Haliade 150-6MW, which is compatible with bottom fixed and floating foundations. It uses the innovative pure torque design and the Advanced High Density direct-drive Permanent Magnet Generator. Wind services support customers over the lifetime of their fleet.


Hydro – provides full range of solutions, products and services to serve the hydropower industry from initial design to final commissioning, from Low Head / Medium / High Head hydropower plants to pumped storage hydropower plants, small hydropower plants, concentrated solar power plants, geothermal power plants and biomass power plants.

Competition & Regulation

Renewable energy is now mainstream, able to compete with conventional options on an unsubsidized basis in many locations today. New innovations such as the digitization of renewable energy will continue to drive down costs. Worldwide competition for power generation products and services is intense. Demand for power generation is global and, as a result, is sensitive to the economic and political environments of each country in which we do business. Our Wind business is subject to certain global policies and regulation including the U.S. Production Tax Credit and incentive structures in China and various European countries. Changes in such policies may create unknown impacts or opportunities for the business.

GE 2015 FORM 10-K 40

OPERATIONAL OVERVIEW
(Dollars in billions)

2015 GEOGRAPHIC REVENUES: $ 6.3 BILLION	ORDERS
	(a) Includes $0.5 billion related to Alstom	Equipment Services
2015 SUB-SEGMENT REVENUES	BACKLOG
(a) Alstom business acquired in November 2015	(a) Includes $5.3 billion related to Alstom	Equipment Services
EQUIPMENT/SERVICES REVENUES	UNIT SALES

Services Equipment

SIGNIFICANT TRENDS & DEVELOPMENTS

	Renewable energy has experienced a surge of development in the last decade. Renewable energy capacity additions account for approximately half of all power plant additions worldwide.
	We expanded our Renewable Energy portfolio with the recent acquisition of Alstom's Renewables business, which brought offshore wind, hydro, and emerging renewable technologies to the portfolio.

In our Onshore Wind business we continue to lead in digital innovation. The digital solutions we offer allow our customers to increase revenue and reduce cost and risk. We are expanding our digital capability into the newly acquired Alstom Offshore Wind and Hydro businesses.

	Excess capacity in developed markets and macroeconomic and geopolitical environments result in uncertainty for the industry and business.

The Digital Wind Farm combines the new 2 and 3 MW wind turbine platforms with Predix software and diagnostics. Together, this hardware and software technology delivers up to 20% more annual energy production at the farm level over GE's previous machines.

GE 2015 FORM 10-K 41

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES		SEGMENT PROFIT	SEGMENT PROFIT MARGIN
(a) $6.2 billion, excluding $0.1 billion related to Alstom*	Equipment Services	(a) $0.5 billion, excluding $(0.1) billion related to Alstom*	(a) 8.1%, excluding (1.2)% related to Alstom*

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY:
2015 – 2014			2015 – 2014

Segment revenues down $0.1 billion (2%);
Segment profit down $0.3 billion (38%) as a result of:

The decrease in revenues was primarily driven by the effects of a stronger U.S. dollar, partially offset by higher volume, driven by the sale of 2 MW onshore units, higher prices, the effects of the Alstom acquisition and other income.
The decrease in profit was due to lower productivity, primarily driven by a shift to new products and technology, the effects of inflation, the effects of the Alstom acquisition and negative business mix, partially offset by higher prices and other income.

	Revenues	Profit
2014	$6.4	$0.7
Volume	0.3	-
Price	0.1	0.1
Foreign Exchange	(0.6)	-
(Inflation)/Deflation	N/A	(0.1)
Mix	N/A	(0.1)
Productivity	N/A	(0.1)
Other	0.1	0.1
Alstom	0.1	(0.1)
2015	$6.3	$0.4

2014 – 2013			2014 – 2013

Segment revenues up $1.6 billion (33%);
Segment profit up $0.2 billion (43%) as a result of:

The increase in revenues was driven by higher volume, partially offset by lower prices and the impact of a stronger U.S. dollar.
The increase in profit was mainly due to higher cost productivity and higher volume, partially offset by lower prices.

	Revenues	Profit
2013	$4.8	$0.5
Volume	2.0	0.2
Price	(0.2)	(0.2)
Foreign Exchange	(0.1)	-
(Inflation)/Deflation	N/A	-
Mix	N/A	-
Productivity	N/A	0.3
Other	-	-
2014	$6.4	$0.7

*Non-GAAP Financial Measure
GE 2015 FORM 10-K 42

OIL & GAS

BUSINESS OVERVIEW

Leader: Lorenzo Simonelli	Headquarters & Operations
 Senior Vice President, GE and President & CEO, GE Oil & Gas  21 years of service with General Electric
    14% of segment revenues in 2015
    15% of industrial segment revenues
    14% of industrial segment profit
    Headquarters: London, UK
    Serving customers in 140+ countries
    Employees: approximately 39,000

Products & Services

Oil & Gas serves all segments of the oil and gas industry, from drilling, completion, production and oil field operations, to transportation via liquefied natural gas (LNG) and pipelines. In addition, Oil & Gas provides industrial power generation and compression solutions to the refining and petrochemicals segments. Oil & Gas also delivers pipeline integrity solutions and a wide range of sensing, inspection and monitoring technologies. Oil & Gas exploits technological innovation from other GE segments, such as Aviation and Healthcare, to continuously improve oil and gas industry performance, output and productivity.

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


Subsea Systems & Drilling (SS&D) – provides a broad portfolio of subsea products and services required to facilitate the safe and reliable flow of hydrocarbons from the subsea wellhead to the surface. In addition, the sub-segment designs and manufactures onshore and offshore drilling and production systems and equipment for floating production platforms and provides a full range of services related to onshore and offshore drilling activities.


Measurement & Controls (M&C) – provides equipment and services for a wide range of industries, including oil & gas, power generation, aerospace, metals, and transportation. The offerings include sensor-based measurement; non-destructive testing and inspection; turbine, generator and plant controls and condition monitoring, as well as pipeline integrity solutions.


Surface – provides products and services for onshore oil & gas wells and manufactures artificial lift equipment for extracting crude oil and other fluids from wells. Specific products include downhole tools for well integrity, dry trees and surface wellheads, electric submersible pumps, surface wellheads, wireline logging, artificial lift technologies, drilling pressure control equipment.


Downstream Technology Solutions (DTS) – provides products and services to serve the downstream segments of the industry including refining, petrochemical, distributed gas, flow and process control and other industrial applications. Products include steam turbines, reciprocating and centrifugal compressors, pumps, valves, and compressed natural gas (CNG) and small-scale LNG solutions used primarily for shale oil and gas field development.

Competition & Regulation

Demand for oil and gas equipment and services is global and, as a result, is sensitive to the economic and political environment of each country in which we do business. We are subject to the regulatory bodies of the countries in which we operate. Our products are subject to regulation by U.S. and non-U.S. energy policies.
GE 2015 FORM 10-K 43

OPERATIONAL OVERVIEW
(Dollars in billions)

2015 GEOGRAPHIC REVENUES: $ 16.5 BILLION	ORDERS
Equipment Services
2015 SUB-SEGMENT REVENUES	BACKLOG
Equipment Services
EQUIPMENT/SERVICES REVENUES

Services Equipment

SIGNIFICANT TRENDS & DEVELOPMENTS

	Lower oil prices leading to reductions in customers' forecasted capital expenditures create industry challenges, the effects of which are uncertain.

We are impacted by volatility in foreign currency exchange rates mainly due to a high concentration of non-U.S. dollar denominated business as well as long-term contracts denominated in multiple currencies.

	In November 2015, we completed the acquisition of Advantec group for $0.1 billion. The group, mainly based in Norway, provides subsea intervention equipment and services to the oil and gas industry.
	The Distributed Power business that provides turbines for oil and gas applications was realigned from the Power segment to the Oil & Gas segment.

In June 2014, we acquired Cameron's Reciprocating Compression division for $0.6 billion. The division provides reciprocating compression equipment and aftermarket services for oil and gas production, gas processing, gas distribution and independent power industries.


In July 2013, we completed the acquisition of Lufkin, a leading provider of artificial lift technologies for the oil and gas industry and a manufacturer of gears, for $3.3 billion. Results for Lufkin are included in the Surface sub-segment.

GE 2015 FORM 10-K 44

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES	SEGMENT PROFIT	SEGMENT PROFIT MARGIN
Equipment Services

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY:
2015 – 2014			2015 – 2014

Segment revenues down $2.6 billion (14%);
Segment profit down $0.3 billion (12%) as a result of:

The decrease in revenues was primarily due to the impact of a stronger U.S. dollar and lower volume at Surface and SS&D, driven by lower oil prices. Organic revenues* were down 5% compared with prior year.
The decrease in profit was primarily due to the impact of a stronger U.S. dollar and lower volume at Surface and SS&D, driven by lower oil prices, partially offset by the effects of deflation and cost productivity. Organic profit* increased 1% compared with prior year.

	Revenues	Profit
2014	$19.1	$2.8
Volume	(1.0)	(0.1)
Price	-	-
Foreign Exchange	(1.6)	(0.3)
(Inflation)/Deflation	N/A	0.1
Mix	N/A	-
Productivity	N/A	0.1
Other	-	-
2015	$16.5	$2.4

2014 – 2013			2014 – 2013

Segment revenues up $1.7 billion (10%);
Segment profit up $0.4 billion (17%) as a result of:

The increase in revenues was primarily due to higher volume, mainly driven by higher equipment sales at Surface, SS&D and TMS, as well as the $0.3 billion net impact of acquisitions, primarily Lufkin, and dispositions, primarily Wayne. These increases were partially offset by the impact of a stronger U.S. dollar.
The increase in profit was primarily due to higher productivity, higher volume and higher prices. These increases were partially offset by negative business mix.

	Revenues	Profit
2013	$17.3	$2.4
Volume	1.7	0.2
Price	0.1	0.1
Foreign Exchange	(0.1)	-
(Inflation)/Deflation	N/A	-
Mix	N/A	(0.2)
Productivity	N/A	0.3
Other	-	-
2014	$19.1	$2.8

*Non-GAAP Financial Measure
GE 2015 FORM 10-K 45

ENERGY MANAGEMENT

BUSINESS OVERVIEW

Leader: Russell Stokes	Headquarters & Operations
 Senior Vice President, GE and President & CEO, GE Energy Management  19 years of service with General Electric
    6% of segment revenues in 2015
    7% of industrial segment revenues
    2% of industrial segment profit
    Headquarters: Atlanta, GA
    Serving customers in 150+ countries
    Employees: approximately 45,000

Products & Services

GE Energy Management designs and deploys industry-leading technologies that transport, convert, automate and optimize energy to ensure safe, efficient and reliable electrical power. Combining all the resources and scale of the world's digital industrial company, we connect brilliant machines, grids, and systems to power utility, oil & gas, marine, mining and renewables customers, that keep our world running. Beginning in 2016, this segment will be referred to as Energy Connections.


Industrial Solutions – creates advanced technologies that safely, reliably and efficiently distribute and control electricity to protect people, property and equipment. We provide high performance software and control solutions and offer products such as circuit breakers, relays, arresters, switchgear, panel boards and repair for the commercial, data center, healthcare, mining, renewables, oil & gas, water and telecommunication markets.


Grid Solutions – a GE and Alstom joint venture, equips 90% of power utilities worldwide to bring power from the point of generation to end consumers. With over 200 years combined experience in providing advanced energy solutions, our products and services enable more resilient, efficient and reliable power systems. Our products and services, such as high voltage equipment, power electronics, automation and protection equipment, software solutions, in addition to our robust projects and services capabilities modernize the grid. We serve industries such as generation, transmission, distribution, oil & gas, telecommunication, mining and water and our strategic partnership ventures, primarily in Mexico and China, allow us to support our customers through various product and service offerings.


Power Conversion – applies the science and systems of power conversion to help drive the electric transformation of the world's energy infrastructure. Our product portfolio includes motors, generators, automation and control equipment and drives for energy intensive industries such as marine, oil & gas, renewable energy, mining, rail, metals, test systems and water.

Competition & Regulation

Energy Management faces competition from businesses operating with global presence and with deep energy domain expertise. Our products and services sold to end customers are often subject to a number of regulatory specification and performance standards under different federal, state, foreign and energy industry standards.
GE 2015 FORM 10-K 46

OPERATIONAL OVERVIEW
(Dollars in billions)

2015 GEOGRAPHIC REVENUES: $ 7.6 BILLION	ORDERS
	(a) Includes $1.1 billion related to Alstom	Equipment Services
2015 SUB-SEGMENT REVENUES	BACKLOG
	(a) Includes $8.4 billion related to Alstom	Equipment Services
EQUIPMENT/SERVICES REVENUES

Services Equipment

SIGNIFICANT TRENDS & DEVELOPMENTS


On November 2, 2015, we completed the acquisition of Alstom's Grid business as part of the overall Alstom transaction. Our former Digital Energy business was combined with Alstom's Grid business to form Grid Solutions, a GE and Alstom joint venture.


The Intelligent Platforms Embedded Systems Products business of Industrial Solutions was sold in December 2015 for approximately $0.5 billion and the Electricity Meters business of Grid Solutions was sold in December 2015 for approximately $0.2 billion.


We are seeing growth in renewable energy industries, specifically wind & solar industries, which is driving demand in our Power Conversion business for equipment and services. This growth is offset by the decline in the oil & gas industry.

	We see soft demand in the North American electrical distribution market, slow economic recovery in Europe, and continued soft demand in other parts of the developed world.

The U.S. electrical grid capacity is high and load growth is expected to be slow in the near term; spending by utilities in the U.S. continues to be focused more heavily on sustaining operations versus capital investment.

GE 2015 FORM 10-K 47

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES		SEGMENT PROFIT	SEGMENT PROFIT MARGIN
(a) $6.6 billion, excluding $1.0 billion related to Alstom*	Equipment Services	(a) $0.3 billion, excluding an insignificant amount related to Alstom*	(a) 4.1%, excluding (0.5)% related to Alstom*

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY:
2015 – 2014			2015 – 2014

Segment revenues up $0.3 billion (4%);
Segment profit up (10%) as a result of:

The increase in revenues was primarily due to higher sales at Grid Solutions, driven by the effects of the Alstom acquisition, and a gain on the sale of a meters business, partially offset by the impact of a stronger U.S. dollar and lower volume at Industrial Solutions.
The increase in profit was primarily due to higher productivity, including a reduction in SG&A, partially offset by the impact of a stronger U.S. dollar.

	Revenues	Profit
2014	$7.3	$0.2
Volume	(0.1)	-
Price	-	-
Foreign Exchange	(0.5)	(0.1)
(Inflation)/Deflation	N/A	-
Mix	N/A	-
Productivity	N/A	0.1
Other	-	-
Alstom	1.0	-
2015	$7.6	$0.3

2014 – 2013			2014 – 2013

Segment revenues down $0.3 billion (3%);
Segment profit up $0.1 billion as a result of:

The decrease in revenues was primarily due to lower volume from weakness in North American utility and electrical distribution markets, partially offset by higher sales in Power Conversion.
The increase in profit was primarily due to higher productivity reflecting a reduction in SG&A cost.

	Revenues	Profit
2013	$7.6	$0.1
Volume	(0.2)	-
Price	-	-
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	-
Mix	N/A	-
Productivity	N/A	0.1
Other	-	-
2014	$7.3	$0.2

*Non-GAAP Financial Measure
GE 2015 FORM 10-K 48

            AVIATION

BUSINESS OVERVIEW

Leader: David Joyce	Headquarters & Operations
 Senior Vice President, GE and President & CEO, GE Aviation  Over 30 years of service with General Electric
    21% of segment revenues in 2015
    23% of industrial segment revenues
    31% of industrial segment profit
    Headquarters: Cincinnati, OH
    Serving customers in 120+ countries
    Employees: approximately 45,000

Products & Services

Aviation designs and produces commercial and military aircraft engines, integrated digital components, electric power and mechanical aircraft systems. We also provide aftermarket services to support our products.


Commercial Engines – manufactures jet engines and turboprops for commercial airframes. Our commercial engines power aircraft in all categories; regional, narrowbody and widebody. We also manufacture engines and components for Business and General Aviation segments.

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

Competition & Regulation

The global businesses for aircraft jet engines, maintenance component repair and overhaul services (including parts sales) are highly competitive. Both U.S. and non-U.S. markets are important to the growth and success of the business. Product development cycles are long and product quality and efficiency are critical to success. Research and development expenditures are important in this business, as are focused intellectual property strategies and protection of key aircraft engine design, manufacture, repair and product upgrade technologies. Aircraft engine orders and systems tend to follow civil air travel and demand and military procurement cycles.

Our product, services and activities are subject to a number of regulators such as by the U.S. Federal Aviation Administration (FAA), European Aviation Safety Agency (EASA) and other regulatory bodies.
GE 2015 FORM 10-K 49

OPERATIONAL OVERVIEW
(Dollars in billions)

2015 GEOGRAPHIC REVENUES: $ 24.7 BILLION	ORDERS
Equipment Services
2015 SUB-SEGMENT REVENUES	BACKLOG
Equipment Services
EQUIPMENT/SERVICES REVENUES	UNIT SALES
(a)GEnx engines are a subset of commercial engines (b)Commercial spares shipment rate in millions of dollars per day
Services Equipment
SIGNIFICANT TRENDS & DEVELOPMENTS


Our digital industrial business is providing insights and operational value for our customers, unlocking opportunities to deliver more productivity beyond our traditional services and becoming a better partner as we work on solving our customers' toughest operational problems. Digital design tools, additive manufacturing, advanced automated machining, and advanced inspection, are all enabling our operations, partners and suppliers to dramatically reduce cycle time while improving quality.


The installed base continues to grow with new product launches. In 2016, through our CFM joint venture, we expect to launch the LEAP engine for application on the Airbus A320 NEO and the Boeing 737 MAX aircraft. In addition, we are continuing development of the GE9X engine incorporating the latest technologies for application in the widebody aircraft space.

	We expect military shipments to be lower due to continued pressure on the U.S. military budget but continue to work on next generation science and technology programs related to engine propulsion.
	The reduction in fuel costs is expected to result in increased airline profitability and continued growth in passenger traffic and freight.
GE 2015 FORM 10-K 50

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES	SEGMENT PROFIT	SEGMENT PROFIT MARGIN
Equipment Services

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY:
2015 – 2014			2015 – 2014

Segment revenues up $0.7 billion (3%);
Segment profit up $0.5 billion (11%) as a result of:

The increase in revenues was due to higher prices in Commercial Engines and higher services volume, partially offset by decreased equipment sales.
The increase in profit was mainly due to higher prices, favorable business mix and higher cost productivity, partially offset by the effects of inflation and lower other income.

	Revenues	Profit
2014	$24.0	$5.0
Volume	0.1	-
Price	0.5	0.5
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	(0.2)
Mix	N/A	0.2
Productivity	N/A	0.1
Other	-	(0.1)
2015	$24.7	$5.5

2014 – 2013			2014 – 2013

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

	Revenues	Profit
2013	$21.9	$4.3
Volume	1.2	0.2
Price	0.8	0.8
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	(0.3)
Mix	N/A	(0.2)
Productivity	N/A	-
Other	0.1	0.1
2014	$24.0	$5.0

GE 2015 FORM 10-K 51

HEALTHCARE

BUSINESS OVERVIEW

Leader: John L. Flannery	Headquarters & Operations
 Senior Vice President, GE and President & CEO, GE Healthcare  Over 25 years of service with General Electric
    15% of segment revenues in 2015
    16% of industrial segment revenues
    16% of industrial segment profit
    Headquarters: Chicago, IL
    Serving customers in 130+ countries
    Employees: approximately 52,000

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


Healthcare Systems – provides a wide range of technologies and services that include diagnostic imaging and clinical systems. Diagnostic imaging systems such as X-ray, digital mammography, computed tomography (CT), magnetic resonance (MR), surgical and interventional imaging and molecular imaging technologies allow clinicians to see inside the human body more clearly. Clinical systems such as ultrasound, electrocardiography (ECG), bone densitometry, patient monitoring, incubators and infant warmers, respiratory care, and anesthesia management that enable clinicians to provide better care for patients every day - from wellness screening to advanced diagnostics to life-saving treatment. Healthcare systems also offers product services that include remote diagnostic and repair services for medical equipment manufactured by GE and by others.


Life Sciences – delivers products and services for drug discovery, biopharmaceutical manufacturing and cellular technologies, so scientists and specialists discover new ways to predict, diagnose and treat disease. It also researches, manufactures and markets innovative imaging agents used during medical scanning procedures to highlight organs, tissue and functions inside the human body, to aid physicians in the early detection, diagnosis and management of disease through advanced in-vivo diagnostics.

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

Our products are subject to regulation by numerous government agencies, including the U.S. Food and Drug Administration (U.S. FDA), as well as various laws and regulations that apply to claims submitted under Medicare, Medicaid or other government funded healthcare programs.
GE 2015 FORM 10-K 52

OPERATIONAL OVERVIEW
(Dollars in billions)

2015 GEOGRAPHIC REVENUES: $ 17.6 BILLION	ORDERS
Equipment Services
2015 SUB-SEGMENT REVENUES	BACKLOG
Equipment Services
EQUIPMENT/SERVICES REVENUES

Services Equipment

SIGNIFICANT TRENDS & DEVELOPMENTS


We continue to lead in technology innovation with greater focus on productivity based technology, services, and IT/cloud-based solutions as healthcare providers seek greater productivity and efficiency.

	The U.S. market is improving but uncertainty remains regarding the impact of the Affordable Care Act. Emerging markets are expected to grow long-term with short-term volatility.
	Life Sciences is expanding its business through bioprocess market growth and enterprise solutions.
	Clarient, one of our Life Science businesses, was sold on December 30, 2015.
GE 2015 FORM 10-K 53

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES	SEGMENT PROFIT	SEGMENT PROFIT MARGIN
Equipment Services

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY:
2015 – 2014			2015 – 2014

Segment revenues down $0.7 billion (4%);
Segment profit down $0.2 (5%) as a result of:

The decrease in revenues was primarily due to the effects of a stronger U.S. dollar, as well as lower prices, mainly at Healthcare Systems, partially offset by higher volume in Life Sciences and Healthcare Systems.
The decrease in profit was primarily due to lower prices, mainly in Healthcare Systems, the effects of inflation and the impact of a stronger U.S. dollar, partially offset by higher productivity, as increased R&D and related costs were more than offset by higher cost productivity, and higher volume.

	Revenues	Profit
2014	$18.3	$3.0
Volume	0.8	0.1
Price	(0.3)	(0.3)
Foreign Exchange	(1.1)	(0.1)
(Inflation)/Deflation	NA	(0.2)
Mix	NA	-
Productivity	N/A	0.3
Other	(0.1)	-
2015	$17.6	$2.9

2014 – 2013			2014 – 2013

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

	Revenues	Profit
2013	$18.2	$3.0
Volume	0.6	0.1
Price	(0.3)	(0.3)
Foreign Exchange	(0.2)	(0.1)
(Inflation)/Deflation	N/A	(0.2)
Mix	N/A	-
Productivity	N/A	0.5
Other	-	-
2014	$18.3	$3.0

GE 2015 FORM 10-K 54

            TRANSPORTATION

BUSINESS OVERVIEW

Leader: Jamie S. Miller	Headquarters & Operations
 Senior Vice President, GE and President & CEO, GE Transportation  7 years of service with General Electric
    5% of segment revenues in 2015
    5% of industrial segment revenues
    7% of industrial segment profit
    Headquarters: Chicago, IL
    Serving customers in 60+ countries
    Employees: approximately 12,000

Products & Services
Transportation is a global technology leader and supplier to the railroad, mining, marine, stationary power and drilling industries. Products and services offered by Transportation include:


Locomotives – we provide freight and passenger locomotives as well as rail services to help solve rail challenges. We manufacture high-horsepower, diesel-electric locomotives including the Evolution Series TM, which meets or exceeds the U.S. Environmental Protection Agency's (EPA) Tier 4 requirements for freight and passenger applications.


Services – we develop partnerships that support advisory services, parts, integrated software solutions and data analytics. Our comprehensive offerings include tailored service programs, high-quality parts for GE and other locomotive platforms, overhaul, repair and upgrade services, and wreck repair. Our portfolio provides the people, partnerships and leading software to optimize operations and asset utilization.

	Digital Solutions – we offer a suite of software-enabled solutions to help our customers lower operational costs, increase productivity and improve service quality and reliability.
	Mining – we provide mining equipment and services. The portfolio includes drive systems for off-highway vehicles, mining equipment, mining power and productivity.
	Marine, Stationary & Drilling – we offer marine diesel engines and stationary power diesel engines and motors for land and offshore drilling rigs.

Competition & Regulation

The competitive environment for locomotives and mining equipment and services consists of large global competitors. A number of smaller competitors compete in a limited-size product range and geographic regions. North America will remain a focus of the industry, due to the EPA Tier 4 emissions standard that went into effect in 2015.
GE 2015 FORM 10-K 55

OPERATIONAL OVERVIEW
(Dollars in billions)

2015 GEOGRAPHIC REVENUES: $ 5.9 BILLION	ORDERS
Equipment Services
2015 SUB-SEGMENT REVENUES	BACKLOG
(a) Includes Digital Solutions, Marine, Stationary & Drilling	Equipment Services
EQUIPMENT/SERVICES REVENUES	UNIT SALES

Services Equipment

SIGNIFICANT TRENDS & DEVELOPMENTS

	Rail carload volumes, especially in North America, continue to decline and the number of parked locomotives increased throughout 2015.
	Demand for natural resources remains low, driving a decline in the overall mining industry.
	The Signaling business was sold to Alstom on November 2, 2015 for approximately $0.8 billion.
	In 2015, we launched the new Tier 4 locomotive. A total of 756 Tier 4 compliant locomotives were shipped in 2015.
GE 2015 FORM 10-K 56

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES	SEGMENT PROFIT	SEGMENT PROFIT MARGIN
Equipment Services

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY:
2015 – 2014			2015 – 2014

Segment revenues up $0.3 billion (5%);
Segment profit up $0.1 (13%) as a result of:

The increase in revenues was primarily due to higher volume driven by Tier 4 locomotive sales, partially offset by the Signaling disposition.
The increase in profit was primarily due to higher productivity, including a reduction in SG&A cost, and higher volume driven by Tier 4 locomotive sales, partially offset by negative business mix.

	Revenues	Profit
2014	$5.7	$1.1
Volume	0.3	0.1
Price	-	-
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	-
Mix	N/A	(0.2)
Productivity	N/A	0.2
Other	-	-
2015	$5.9	$1.3

2014 – 2013			2014 – 2013

Segment revenues down $0.2 billion (4%);
Segment profit down 3% as a result of:

The decrease in revenues was due to lower volume, primarily in Mining reflecting weakness in the industry, partially offset by an increase in volume in the locomotive services business.
The decrease in profit was due to lower volume, primarily in Mining as discussed above, was partially offset by deflation and cost productivity.

	Revenues	Profit
2013	$5.9	$1.2
Volume	(0.2)	-
Price	-	-
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	-
Mix	N/A	-
Productivity	N/A	-
Other	-	-
2014	$5.7	$1.1

GE 2015 FORM 10-K 57

            APPLIANCES & LIGHTING

BUSINESS OVERVIEW

Leaders: Chip Blankenship & Maryrose Sylvester	Headquarters & Operations
 President & CEO, Appliances  Over 20 years of service with General Electric  President & CEO, Lighting  Over 25 years of service with General Electric
    7% of segment revenues in 2015
    8% of industrial segment revenues
    4% of industrial segment profit
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


Appliances – sells and services major home appliances including refrigerators, freezers, electric and gas ranges, cooktops, dishwashers, clothes washers and dryers, microwave ovens, room air conditioners, residential water systems for filtration, softening and heating and hybrid water heaters. Our brands include Monogram®, GE Café™, GE Profile™, GE®, GE Artistry™, and Hotpoint®. We also manufacture certain products and source finished product and component parts from third-party global manufacturers. A large portion of appliances sales is through a variety of retail outlets for replacement of installed units. Residential building contractors installing units in new construction is the second major U.S. channel. We offer one of the largest original equipment manufacturer (OEM) service organizations in the appliances industry, providing in-home repair and aftermarket parts.


Lighting – manufactures, sources and sells a variety of energy-efficient solutions for commercial, industrial, municipal and consumer applications across the globe, utilizing light-emitting diode (LED), fluorescent, halogen and high-intensity discharge (HID) technologies. In addition to growing our LED breadth, the business is focused on building lighting connected by state-of-the-art software that will unleash a whole new potential for how we light our world. The business sells products under the reveal® and Energy Smart® consumer brands, and Evolve™, GTx™, Immersion™, Infusion™, Lumination,™ Albeo,™ TriGain™ and Tetra® commercial brands. GE Lighting offers a full range of solutions and services to outfit entire properties with lighting, from ceilings, parking lots, signage, displays, roadways, sports arenas and other areas.

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
GE 2015 FORM 10-K 58

OPERATIONAL OVERVIEW
(Dollar in billions)

2015 GEOGRAPHIC REVENUES: $ 8.8 BILLION	2015 SUB-SEGMENT REVENUES

SIGNIFICANT TRENDS & DEVELOPMENTS

During the third quarter of 2014, GE signed an agreement to sell its Appliances business to Electrolux AB for $3.3 billion. On July 1, 2015, GE was notified that the Department of Justice had initiated court proceedings seeking to enjoin the sale of Appliances to Electrolux AB. On December 7, 2015, GE announced that it had terminated its agreement to sell its Appliances business to Electrolux AB and would pursue other options to sell the Appliances business. GE received a break-up fee of $175 million from Electrolux AB.
On January 15, 2016, GE announced the signing of a definitive agreement to sell its Appliances business to Qingdao Haier Co., Ltd. (Haier) for $5.4 billion. The transaction has been approved by the board of directors of GE and of Haier, and remains subject to customary closing conditions, including Haier shareholder approval, and regulatory approvals. The transaction is targeted to close in mid-2016.
While the demand in the non-LED market segment is slowing, there is a strong global shift to energy efficient lighting including continued growth in LED products.
Launched Current, powered by GE, a digital power service business to deliver integrated energy systems combining LEDs, solar, storage and onsite power.

GE 2015 FORM 10-K 59

FINANCIAL OVERVIEW (Dollar in billions)
SEGMENT REVENUES	SEGMENT PROFIT	SEGMENT PROFIT MARGIN
Equipment Services

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY:
2015 – 2014			2015 – 2014

Segment revenues up $0.3 billion (4%);
Segment profit up $0.2 billion (56%) as a result of:

The increase in revenues was primarily due to higher volume in Appliances and gains on asset sales in Lighting, partially offset by lower prices and the impact of a stronger U.S. dollar.
The increase in profit was primarily due to improved productivity, including the effects of classifying Appliances as a business held for sale, and the effects of deflation, partially offset by lower prices.

	Revenues	Profit
2014	$8.4	$0.4
Volume	0.5	-
Price	(0.1)	(0.1)
Foreign Exchange	(0.1)	-
(Inflation)/Deflation	N/A	0.1
Mix	N/A	-
Productivity	N/A	0.2
Other	-	-
2015	$8.8	$0.7

2014 – 2013			2014 – 2013

Segment revenues up $0.1 billion (1%);
Segment profit up $0.1 billion (13%) as a result of:

The increase in revenues was primarily due to higher volume driven by higher sales at Appliances.
The increase in profit was primarily due to improved productivity including the effects of classifying Appliances as a business held for sale in the third quarter of 2014.

	Revenues	Profit
2013	$8.3	$0.4
Volume	0.1	-
Price	-	-
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	-
Mix	N/A	-
Productivity	N/A	-
Other	-	-
2014	$8.4	$0.4

GE 2015 FORM 10-K 60

CAPITAL

BUSINESS OVERVIEW

Leader: Keith Sherin	Headquarters & Operations
 Vice Chairman, GE and Chairman & CEO, GE Capital  Over 30 years of service with General Electric	 9% of segment revenues in 2015  Headquarters: Norwalk, CT  Employees: approximately 24,000
Products & Services

Capital's continuing financial services businesses and products are geared to utilize GE's industry-specific expertise in aviation, energy, infrastructure and healthcare to capitalize on market-specific opportunities and are further described below. In addition, we continue to operate our run-off insurance activities as part of our continuing operations. Collectively, we refer to these businesses as Verticals. Products and services include:


Commercial Lending and Leasing (CLL) – offers capital and services to industrials served by GE, including the healthcare industry through its Healthcare Equipment Finance business. The CLL business also provides factoring solutions through its Working Capital Solutions business to the GE industrial businesses by purchasing GE customer receivables. Beginning in 2016, this business will be referred to as Industrial Finance.


Energy Financial Services (EFS) – invests in long-lived, capital intensive energy projects and companies by providing structured equity, debt, leasing, partnership financing, project finance and broad-based commercial finance.

	GE Capital Aviation Services (GECAS) – offers commercial aircraft financing and leasing for a wide range of aircraft types and financing options.

As a result of the GE Capital Exit Plan, Capital's Real Estate business, Consumer business and most of its CLL business are classified as discontinued operations and are no longer reported as part of the Capital segment. All comparative prior period information has been reclassified to reflect Real Estate, Consumer and most of CLL as discontinued operations.

Competition & Regulation

The businesses in which we engage are subject to competition from various types of financial institutions, including commercial banks, investment banks, leasing companies, independent finance companies, finance companies associated with manufacturers and insurance and reinsurance companies.

GE Capital is a nonbank systemically important financial institution (nonbank SIFI) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (DFA). As a result, GE Capital is subject to FRB supervision as described in Regulations and Supervision. GE has discussed the GE Capital Exit Plan with its regulators and staff of the Financial Stability Oversight Council (FSOC) and plans to file its application with the FSOC in early 2016 to terminate the FSOC's designation of GE Capital as a nonbank SIFI. With the completion of the Synchrony Financial split-off, and the FRB's subsequent approval of GE Capital's application to deregister as a saving and loan holding company, GE Capital is no longer a savings and loan holding company. In addition, in connection with the December 2015 reorganization described in The GE Capital Exit Plan section of the MD&A, GE Capital's international operations were consolidated under a new international holding company, GE Capital International Holdings Limited. GE Capital International Holdings Limited is a wholly-owned subsidiary of GE Capital with its own capital structure and is supervised by the U.K. Prudential Regulation Authority (PRA). The PRA's supervision includes capital and liquidity standards that could impact the payment of dividends to GE Capital, and GE Capital International Holdings Limited will remain subject to such supervision even if GE Capital's designation as a nonbank SIFI is terminated.
GE 2015 FORM 10-K 61

OPERATIONAL OVERVIEW
(Dollars in billions)

2015 GEOGRAPHIC REVENUES: $10.8 BILLION	2015 SUB-SEGMENT REVENUES

ENDING NET INVESTMENT, EXCLUDING LIQUIDITY*	SUB-SEGMENT ASSET ALLOCATION AS OF DECEMBER 31, 2015

(a) As originally reported (b) $167 billion including discontinued operations

SIGNIFICANT TRENDS & DEVELOPMENTS

The GE Capital Exit Plan - On April 10, 2015, the Company announced its plan to reduce the size of the financial services businesses through the sale of most of its assets over the following 24 months. It is expected that as a result of the GE Capital Exit Plan, the Capital businesses that will remain with GE will account for about $90 billion in ending net investment (ENI), excluding liquidity, including about $40 billion in the U.S. ENI is a metric used to measure the total capital invested in the financial services businesses. Capital's ENI, excluding liquidity* was $82 billion at December 31, 2015. Further information on the GE Capital Exit Plan is provided in the Consolidated Results section of the MD&A and Note 1 to the consolidated financial statements.


The GE Capital Exit Plan – As the GE Capital Exit Plan progresses, we will continue to incur interest on non-Verticals borrowings, restructuring costs and GE and GE Capital headquarters costs that are in excess of those allocated to the Verticals. These costs are recorded within other continuing operations within Capital.

	Milestone Aviation Group – On January 30, 2015, we acquired Milestone Aviation Group, a helicopter leasing business, for approximately $1.8 billion.
	Dividends - GE Capital paid $4.3 billion, $3.0 billion and $6.0 billion of dividends to GE in the years ended December 31, 2015, 2014 and 2013, respectively.

*Non-GAAP Financial Measure
GE 2015 FORM 10-K 62

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES	SEGMENT PROFIT (LOSS)(a)
Total Capital Other Continuing Verticals	Total Capital Verticals Other Continuing

(a) Interest and other financial charges and income taxes are included in determining segment profit for the Capital segment.
COMMENTARY: 2015 – 2014

Capital revenues decreased by $0.5 billion, or 5%, primarily as a result of organic revenue declines, primarily due to lower ENI, lower gains and higher impairments, partially offset by the effects of acquisitions and dispositions.

Within Capital, Verticals revenues decreased by $0.7 billion, or 6%, as a result of organic revenue declines ($0.9 billion), lower gains ($0.2 billion) and higher impairments ($0.1 billion), partially offset by the effects of acquisitions and dispositions ($0.5 billion).

	CLL revenues increased by $0.1 billion, or 6%, as a result of organic revenue growth ($0.1 billion), partially offset by the effects of currency exchange.

EFS revenues decreased by $0.7 billion, or 42%, as a result of organic revenue declines ($0.5 billion), lower gains ($0.3 billion) and higher impairments ($0.2 billion), partially offset by the effects of dispositions ($0.2 billion).


GECAS revenues increased by $0.1 billion, or 1%, as a result of the effects of acquisitions ($0.3 billion), lower impairments ($0.1 billion) and higher gains ($0.1 billion), partially offset by organic revenue declines ($0.4 billion).

	Insurance revenues decreased $0.1 billion as a result of organic revenue declines ($0.1 billion) and lower gains.
Capital net earnings decreased by $9.2 billion primarily due to charges associated with the GE Capital Exit Plan.

Within Capital, Verticals net earnings increased by $0.1 billion, or 4%, as a result of lower equipment leased to others (ELTO) impairments ($0.1 billion) related to our operating lease portfolio of commercial aircraft and the effects of acquisitions and dispositions ($0.2 billion), partially offset by lower gains ($0.1 billion) and core decreases ($0.1 billion).

	CLL net earnings increased by $0.1 billion, or 18%, as a result of core increases of $0.1 billion, partially offset by the effects of currency exchange.

EFS net earnings decreased by $0.3 billion, or 78%, as a result of lower gains ($0.2 billion), core decreases ($0.1 billion) and higher impairments ($0.1 billion), partially offset by the effects of dispositions ($0.1 billion).


GECAS net earnings increased by $0.3 billion, or 28%, as a result of ELTO impairments ($0.2 billion) related to our operating lease portfolio of commercial aircraft, the effects of acquisitions ($0.1 billion) and higher gains, partially offset by core decreases ($0.1 billion).

	Insurance net earnings decreased $0.1 billion as a result of core decreases ($0.1 billion) and lower gains.

GE 2015 FORM 10-K 63

	Other Capital net earnings decreased by $9.3 billion primarily as a result of the GE Capital Exit Plan as follows:
	Higher tax expenses of $7.0 billion primarily related to expected repatriation of foreign earnings and write-off of deferred tax assets related to the GE Capital Exit Plan.

Higher treasury operation expenses of $1.0 billion reflecting excess interest expense, including costs associated with the debt exchange completed in October 2015 and derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities. We expect to continue to have excess interest costs in 2016 as asset sales outpace our debt maturities. We may engage in liability management actions, such as buying back debt, based on market and economic conditions.

	The 2015 $0.8 billion impairment of a coal-fired power plant in the U.S. related to a decision in the fourth quarter to exit the investment over time.
COMMENTARY: 2014 – 2013

Capital revenues increased $0.1 billion as a result of organic revenue growth and higher gains, partially offset by the effects of dispositions.

Within Capital, Verticals revenues increased as a result of organic revenue growth ($0.2 billion) and higher gains ($0.2 billion) offset by the effects of dispositions ($0.2 billion) and higher impairments ($0.1 billion).

	CLL revenues increased 2% as a result of organic revenue growth.

EFS revenues increased by $0.2 billion, or 11%, as a result of organic revenue growth ($0.4 billion) and higher gains ($0.1 billion), partially offset by the effects of dispositions ($0.2 billion) and higher impairments ($0.2 billion).

	GECAS revenues decreased by $0.1 billion, or 2%, as a result of organic revenue declines ($0.2 billion), partially offset by higher gains ($0.1 billion).
	Insurance revenues decreased $0.1 billion as a result of organic revenue declines ($0.1 billion).
Capital net earnings increased by $0.8 billion as a result of core increases, ELTO impairments related to our operating lease portfolio of commercial aircraft, and higher gains, partially offset by the effects of dispositions.

Within Capital, Verticals net earnings increased by $0.2 billion, or 14%, as a result of higher gains ($0.1 billion), ELTO impairments ($0.1 billion) related to our operating lease portfolio of commercial aircraft, and core increases ($0.1 billion), partially offset by the effects of dispositions ($0.1 billion).

	CLL net earnings increased slightly or 2% as a result of core increases.

EFS net earnings decreased slightly as a result of higher impairments ($0.1 billion) and the effects of dispositions ($0.1 billion) offset by core increases ($0.1 billion) and higher gains ($0.1 billion).


GECAS net earnings increased by $0.2 billion, or 17%, as a result of ELTO impairments ($0.2 billion) related to our operating lease portfolio of commercial aircraft, and higher gains, partially offset by core decreases ($0.1 billion).

	Insurance net earnings increased as a result of core increases.
Other Capital net earnings increased by $0.6 billion primarily as a result of higher tax benefits of $0.6 billion and higher treasury operation income of $0.3 billion, partially offset by higher corporate headquarters expenses of $0.2 billion.
GE 2015 FORM 10-K 64

GE CORPORATE ITEMS AND ELIMINATIONS

GE Corporate Items and Eliminations is a caption used in the Segment Operation – Summary of Operating Segment table to reconcile the aggregated results of our segments to the consolidated results of the Company. As such, it includes corporate activities and the elimination of inter-segment activities. Specifically, the GE Corporate Items and Eliminations amounts related to revenues and earnings include the results of disposed businesses (such as NBCU LLC, which we sold in 2013), certain amounts not included in GE industrial operating segment results because they are excluded from measurement of their operating performance for internal and external purposes and the elimination of inter-segment activities. In addition, the GE Corporate Items and Eliminations amounts related to earnings include certain costs of our principal retirement plans, restructuring and other costs reported in corporate, and the unallocated portion of certain corporate costs (such as research and development spending and costs related to our Global Growth Organization).

REVENUES AND OPERATING PROFIT (COST)

(In millions)	2015	2014	2013

Revenues
Gains (losses) on disposed or held for sale businesses	$1,047	$91	$453
NBCU settlement	450	-	-
NBCU LLC	-	-	1,528
Eliminations and other	(3,708)	(3,954)	(3,386)
Total Corporate Items and Eliminations	$(2,211)	$(3,863)	$(1,405)

Operating profit (cost)
Gains (losses) on disposed or held for sale businesses	$1,047	$91	$447
NBCU settlement	450	-	-
NBCU LLC	-	-	1,528
Principal retirement plans(a)	(2,760)	(2,313)	(3,222)
Restructuring and other charges	(1,734)	(1,788)	(1,992)
Eliminations and other	(2,111)	(2,215)	(2,763)
Total Corporate Items and Eliminations	$(5,108)	$(6,225)	$(6,002)

CORPORATE COSTS

(In millions)	2015	2014	2013

Total Corporate Items and Eliminations	$(5,108)	$(6,225)	$(6,002)
Less non-operating pension cost*	(2,764)	(2,120)	(2,624)
Total Corporate costs (operating)*	$(2,344)	$(4,105)	$(3,378)

Less, NBCU LLC, restructuring and other charges, gains and NBCU settlement	(237)	(1,697)	(17)
Adjusted Corporate costs (operating)*	$(2,107)	$(2,408)	$(3,361)

(a)
Included non-operating pension cost* of $2.8 billion, $2.1 billion and $2.6 billion in 2015, 2014 and 2013, respectively, which includes expected return on plan assets, interest costs and non-cash amortization of actuarial gains and losses.

.

*Non-GAAP Financial Measure
GE 2015 FORM 10-K 65

2015 – 2014 COMMENTARY

Revenues and other income increased $1.7 billion, primarily a result of:

$1.0 billion of higher gains from disposed businesses, which included $0.2 billion of a break-up fee paid by Electrolux AB due to the termination of the agreement to acquire the GE Appliances business,

	$0.5 billion higher other income from a settlement related to the NBCU transaction, and
	$0.2 billion of lower eliminations and other, which was driven by $0.4 billion of lower inter-segment eliminations, partially offset by $0.2 billion lower licensing, asset management and other income.

Operating costs decreased $1.1 billion, primarily as a result of:
	$1.0 billion of higher gains from disposed businesses, which included $0.2 billion of a break-up fee paid by Electrolux AB due to termination of the agreement to acquire the GE Appliances business,
	$0.5 billion higher other income from a settlement related to the NBCU transaction, and
	Lower headquarter functional costs offset by higher investment in Information Technology (IT) growth initiatives.

These decreases to operating costs were partially offset by $0.4 billion higher costs associated with our principal retirement plans including the effects of lower discount rates and updated mortality assumptions.

2014 – 2013 COMMENTARY

Revenues and other income decreased $2.5 billion, primarily a result of:
	$1.5 billion lower revenues and other income related to NBCU LLC, which was disposed of in the first quarter of 2013,
	$0.4 billion of lower gains from disposed businesses, and

$0.6 billion of higher eliminations and other, which was driven by $0.4 billion of higher inter-segment eliminations. Also contributing to the decrease in revenues and other income was a $0.2 billion impairment related to an investment security in 2014 compared with a $0.1 billion impairment of an investment in a Brazilian company in 2013.

Operating costs increased $0.2 billion, primarily as a result of:
	$1.5 billion lower NBCU LLC related income, and
	$0.4 billion of lower gains from disposed businesses.

These increases to operating costs were partially offset by the following:
	$0.9 billion of lower costs of our principal retirement plans,

$0.2 billion of lower restructuring and other charges. Restructuring and other charges in 2014 included $0.2 billion of impairment related to an investment security at Power, $0.1 billion of asset write-offs at a consolidated nuclear joint venture in which we hold a 51% interest at Power and $0.1 billion curtailment loss on the principal retirement plans resulting from our plan to sell the Appliances business, and


$0.5 billion of lower eliminations and other, which was driven by $0.4 billion of lower corporate costs, which include research and development and functional spending in 2014. In 2013, eliminations and other costs included $0.1 billion impairment of an investment in a Brazilian company.

GE 2015 FORM 10-K 66

COSTS AND GAINS NOT INCLUDED IN SEGMENT RESULTS

As discussed in the Segment Operations section within the MD&A, certain amounts are not included in industrial operating segment results because they are excluded from measurement of their operating performance for internal and external purposes. These amounts are included in GE Corporate Items & Eliminations and may include matters such as charges for restructuring; rationalization and other similar expenses; acquisition costs and related charges; technology and product development cost; certain gains and losses from acquisitions or dispositions; and litigation settlements or other charges, for which responsibility preceded the current management team. The amount of costs and gains not included in segment results follows.

COSTS

(In billions)	2015	2014	2013

Power	$0.3	$0.5	$0.3
Renewable Energy	0.2	0.1	0.1
Oil & Gas	0.5	0.3	0.3
Energy Management	0.2	0.2	0.2
Aviation	-	0.3	0.6
Healthcare	0.3	0.5	0.6
Transportation	0.1	-	0.1
Appliances & Lighting	0.1	0.1	0.2
Total	$1.7	$2.1	$2.4

GAINS(a)

(In billions)	2015	2014	2013

Power	$-	$-	$0.1
Renewable Energy	-	-	-
Oil & Gas	-	0.1	0.1
Energy Management(b)	0.1	-	-
Aviation	-	-	-
Healthcare(c)	0.1	-	0.2
Transportation(d)	0.6	-	-
Appliances & Lighting	-	-	-
Total	$0.9	$0.1	$0.5

(a)	Related to business dispositions.
(b)	Related to the Intelligent Platforms Embedded System Products business disposition in 2015.
(c) (d)	Related to the Clarient business disposition in 2015. Related to the Signaling business disposition in 2015.

GE 2015 FORM 10-K 67

DISCONTINUED OPERATIONS

Discontinued operations primarily relate to our financial services businesses as a result of the GE Capital Exit Plan and include our Consumer business, most of our CLL business, our Real Estate business, and our U.S. mortgage business (WMC). All of these operations were previously reported in the Capital segment.

We have entered into Transitional Service Agreements (TSA) with and provided certain indemnifications to buyers of GE Capital's assets. Under the TSAs, GE Capital provides various services for terms generally between 12 and 24 months and receives a level of cost reimbursement from the buyers.

Indemnifications amount to $1.5 billion, for which we have recognized related liabilities of $0.1 billion at December 31, 2015. In addition, we provided $0.7 billion of credit support, the vast majority on behalf of certain CLL customers aligned with signed disposal transactions scheduled to close in 2016, and recognized an insignificant liability at December 31, 2015.

As part of the GE Capital Exit Plan, we entered into hedges (on an after-tax basis) of our net investment in businesses that we plan to dispose. These derivatives are treated as standalone hedges and the mark to market valuation changes on the derivatives are recorded in earnings of discontinued operations.

Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS

(In millions)	2015	2014	2013

Earnings (loss) from discontinued operations, net of taxes	$(7,495)	$5,855	$5,475

The 2015 loss from discontinued operations, net of taxes, primarily reflected the following:

	$7.9 billion after-tax loss at our CLL business (including a $8.7 billion after-tax loss on disposals),
	$2.0 billion after-tax loss at our Real Estate business primarily loss on disposals, and
	$0.1 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC.

2015 losses were partially offset by $2.5 billion after-tax earnings at our Consumer business, primarily $3.4 billion after-tax gain on the split-off of Synchrony Financial, $0.5 billion after-tax gain on other transactions closed, partially offset by $0.8 billion after-tax loss on disposals and $0.6 billion after-tax loss from operations.

The 2014 earnings from discontinued operations, net of taxes, primarily reflected the following:

	$3.2 billion of after-tax earnings from operations at our Consumer business,
	$1.8 billion of after-tax earnings from operations at our CLL business,
	$1.0 billion of after-tax earnings from operations at our Real Estate business, and
	$0.1 billion tax benefit related to the extinguishment of our loss-sharing arrangement for excess interest claims associated with the 2008 sale of GE Money Japan.

2014 earnings were partially offset by a $0.2 billion after-tax loss on incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC.

GE 2015 FORM 10-K 68

The 2013 earnings from discontinued operations, net of taxes, primarily reflected the following:

	$4.3 billion of after-tax earnings from operations at our Consumer business,
	$1.7 billion of after-tax earnings from operations at our Real Estate business, and
	$1.5 billion of after-tax earnings from operations at our CLL business.

2013 earnings were partially offset by $1.6 billion after-tax effect of incremental reserves, primarily related to an agreement to extinguish our loss-sharing arrangement for excess interest claims associated with the 2008 sale of GE Money Japan,

	$0.2 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC, and
	$0.2 billion after-tax loss on the disposal of Consumer Russia.

For additional information related to discontinued operations, see Note 2 to the consolidated financial statements.
GE 2015 FORM 10-K 69

OTHER CONSOLIDATED INFORMATION

INTEREST AND OTHER FINANCIAL CHARGES

Interest on borrowings and other financial charges amounted to $3.5 billion, $2.7 billion and $2.9 billion in 2015, 2014 and 2013, respectively. Substantially all of our borrowings are in Financial Services, where interest expense was $2.3 billion (including $0.1 billion in debt extinguishment cost), $1.6 billion and $2.0 billion in 2015, 2014 and 2013, respectively. GE Capital average borrowings declined from 2014 to 2015 and from 2013 to 2014. Interest rates have been flat over the three-year period primarily attributable to a mix shift in funding sources, in addition to declining global benchmark interest rates. GE Capital average borrowings were $217.5 billion, $267.6 billion and $297.3 billion in 2015, 2014 and 2013, respectively. The GE Capital average composite effective interest rate (including interest allocated to discontinued operations) was 2.6% in 2015, 2.6% in 2014 and 2.6% in 2013. In 2015, GE Capital average assets continue to decrease in line with the GE Capital Exit Plan. See the Liquidity and Borrowings section within the MD&A for a discussion of liquidity, borrowings and interest rate risk management.

It is our policy to allocate Capital interest expense that is either directly attributable or related to discontinued operations. The allocation is based on a market based leverage ratio, taking into consideration the underlying characteristics of the assets for the specific discontinued operations. Interest expense that is associated with debt that is not assumed by the buyer or required to be repaid as a result of the disposal transaction is reflected in continuing operations after the disposal occurs.

POSTRETIREMENT BENEFIT PLANS
(Dollars in billions)

PRINCIPAL PENSION PLANS
BENEFIT PLANS COST	DISCOUNT RATES (December 31)	EXPECTED RATE OF RETURN

2015 – 2014 COMMENTARY


Postretirement benefit plans cost increased in 2015, primarily because of the effects of lower discount rates and new mortality assumptions, which were partially offset by lower loss amortization related to our principal pension plans and by changes to principal retiree benefit plans.


In 2015, we amended our principal retiree benefit plans affecting post-65 retiree health and retiree life insurance for certain production participants. These plan amendments reduced our principal postretirement benefit obligations by approximately $3.3 billion.

2014 – 2013 COMMENTARY


Postretirement benefit plans cost decreased due to higher discount rates and lower loss amortization related to our principal pension plans, partially offset by a lower expected investment return on pension plan assets.


We updated our mortality assumptions at December 31, 2014 based on tables issued by the Society of Actuaries to reflect longer life expectancies. The new mortality assumptions increased our principal postretirement benefit obligations by $4.6 billion at year-end 2014.

GE 2015 FORM 10-K 70

Looking forward, our key assumptions affecting 2016 postretirement benefits costs are as follows:

	Discount rate at 4.38%, reflecting current long-term interest rates.
	Assumed long-term return on our principal pension plan assets of 7.5%.

We expect postretirement benefit plans cost to decrease by approximately $1.0 billion in 2016.

PENSION COSTS

GAAP AND NON-GAAP PENSION COSTS

(In billions)	2015	2014	2013

GAAP principal pension plans' cost	$4.5	$3.6	$4.4
Non-GAAP operating pension cost*	1.7	1.5	1.8

Our operating pension cost for our principal pension plans includes only those components that relate to benefits earned by active employees during the period (service cost, prior service cost amortization and curtailment loss). Non-operating pension cost elements such as interest cost, expected return on plan assets and non-cash amortization of actuarial gains and losses are excluded from this measure. We expect operating pension cost will be about $1.5 billion in 2016.

FUNDED STATUS OF PLANS

The table below presents the funded status of our benefit plans. The funded status represents the fair value of plan assets less benefit obligations.

FUNDED STATUS

(In billions)	2015	2014

GE Pension Plan	$(16.9)	$(15.8)
GE Supplementary Pension Plan	(6.1)	(6.6)
Other pension plans	(4.3)	(3.2)
Principal retiree benefit plans	(6.1)	(9.9)

2015-2014 COMMENTARY

	The GE Pension Plan deficit increased in 2015 primarily due to the growth in pension liabilities and plan amendments, partially offset by higher discount rates.

The increase in the underfunding of our other pension plans was primarily attributable to the acquisition of Alstom and liability growth, partially offset by higher discount rates, employer contributions and investment performance.

	The decrease in the principal retiree benefit plans deficit was primarily attributable to plan amendments.

The Employee Retirement Income Security Act (ERISA) determines minimum pension funding requirements in the U.S. We did not contribute to the GE Pension Plan in either 2015 or 2014. On an ERISA basis, our preliminary estimate is that the GE Pension Plan was approximately 98% funded at January 1, 2016. The ERISA funded status is higher than the GAAP funded status (73% funded) primarily because the ERISA prescribed interest rate is calculated using an average interest rate. As a result, the ERISA interest rate is higher than the year-end GAAP discount rate. The higher ERISA interest rate lowers pension liabilities for ERISA funding purposes. Our current estimate projects no required minimum pension funding contributions to the GE Pension Plan in 2016 and approximately $2.1 billion in projected contributions in 2017.

*Non-GAAP Financial Measure

GE 2015 FORM 10-K 71

We expect to contribute $0.9 billion to our other pension plans in 2016, as compared to $0.5 billion in 2015 and $0.7 billion in 2014. GE Capital is a member of certain GE pension plans. As a result of the GE Exit Plan, GE Capital will have additional funding obligations for these pension plans. These obligations do not relate to the Verticals and are recognized as an expense in GE Capital's other continuing operations when they become probable and estimable. In 2015, the additional funding obligations recognized by GE Capital was $0.1 billion. This additional funding is recorded as a contra expense for GE as GE's future pension obligations will be paid by GE Capital. On a consolidated basis, the additional required pension funding does not affect current period earnings but rather will be reflected as a reduction of the pension liability when paid.

We also expect to contribute $0.5 billion to our principal retiree benefit plans in 2016 similar to our actual contributions of $0.5 billion in both 2015 and 2014.

The funded status of our postretirement benefit plans and future effects on operating results depend on economic conditions and investment performance. For further information about our benefit plans and the effects of this activity on our financial statements see the Critical Accounting Estimates section within the MD&A and Notes 12 and 27 to the consolidated financial statements.

INCOME TAXES

GE pays the income taxes it owes in every country it does business.  While GE and GE Capital file a consolidated U.S. federal income tax return, many factors impact our income tax expense and cash tax payments.  The most significant factor is that we conduct business in approximately 180 countries and more than half of our revenue is earned outside the U.S., often in countries with lower tax rates than in the U.S.  We reinvest most of our foreign earnings overseas to be able to fund our active non-U.S. business operations.  Our tax liability is also affected by U.S. and foreign tax incentives designed to encourage certain investments, like research and development; and by acquisitions, dispositions and tax law changes.  Finally, our tax returns are routinely audited, and settlements of issues raised in these audits sometimes affect our tax rates.

GE and GE Capital file a consolidated U.S. federal income tax return. This enables GE and GE Capital to use tax deductions and credits of one member of the group to reduce the tax that otherwise would have been payable by another member of the group. The GE Capital effective tax rate reflects the benefit of these tax reductions in the consolidated return. GE makes cash payments to GE Capital for tax reductions and GE Capital pays for tax increases at the time GE's tax payments are due.

CONSOLIDATED
(Dollars in billions)

EFFECTIVE TAX RATE (ETR)	PROVISION FOR INCOME TAXES	CASH INCOME TAXES PAID

2015 – 2014 COMMENTARY

	The consolidated income tax rate for 2015 was greater than 35% due to charges associated with the GE Capital Exit Plan.

As discussed in Note 14 to the consolidated financial statements, in 2015 in conjunction with the GE Capital Exit Plan, we incurred tax expense of $6.3 billion related to expected repatriation of foreign earnings and write-off of deferred tax assets.

	The increase in the income tax expense is primarily due to the tax expense incurred as part of the GE Capital Exit Plan.
	The consolidated tax provision includes $1.6 billion and $1.5 billion for GE (excluding GE Capital) for 2014 and 2015, respectively.

GE 2015 FORM 10-K 72

2014 – 2013 COMMENTARY

	The decrease in the consolidated provision for income taxes was attributable to increased benefits from lower taxed global operations, excluding the benefit of audit resolutions.
	This decrease was partially offset by an increase in income taxed at rates above the average rate.

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

BENEFITS FROM GLOBAL OPERATIONS

Absent the effects of the GE Capital Exit Plan, our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed global operations, including the use of global funding structures. There is a benefit from global operations as non-U.S. income is subject to local country tax rates that are significantly below the 35% U.S. statutory rate. These non-U.S. earnings have been indefinitely reinvested outside the U.S. and are not subject to current U.S. income tax. Most of these earnings have been reinvested in active non-U.S. business operations and we do not intend to repatriate these earnings to fund U.S. operations. The rate of tax on our indefinitely reinvested non-U.S. earnings is below the 35% U.S. statutory rate because we have significant business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate and because GE funds certain non-U.S. operations through foreign companies that are subject to low foreign taxes.

A substantial portion of the benefit related to business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate is derived from our GECAS aircraft leasing operations located in Ireland and from our Power Services manufacturing operations located in Hungary. No other operation in any one country accounts for a material portion of the remaining balance of the benefit.

We expect our ability to benefit from non-U.S. income taxed at less than the U.S. rate to continue, subject to changes in U.S. or foreign law. In addition, since this benefit depends on management's intention to indefinitely reinvest amounts outside the U.S., our tax provision will increase to the extent we no longer indefinitely reinvest foreign earnings.

BENEFITS FROM LOWER-TAXED GLOBAL OPERATIONS

(In billions)	2015	2014	2013

Benefit of lower foreign tax rate on indefinitely reinvested non-U.S. earnings	$1.1	$1.2	$0.8
GE Capital Exit Plan	(6.1)	-	-
Benefit of audit resolutions	0.2	0.1	0.2
Other	0.4	0.5	-
Total	$(4.4)	$1.8	$1.0

2015 – 2014 COMMENTARY

Our benefits from lower-taxed global operations decreased in 2015 because of the tax expense associated with the GE Capital Exit Plan.

2014 – 2013 COMMENTARY

Our benefits from lower-taxed global operations increased in 2014 because of benefits from indefinitely reinvested earnings taxed at less than the U.S. rate and the non-repeat of foreign valuation allowance increases.

GE 2015 FORM 10-K 73

OTHER INFORMATION

To the extent non-U.S. operating income increases, we would expect tax benefits to increase, subject to management's intention to indefinitely reinvest those earnings. Included in 2015 is a tax expense of $6.1 billion related to the expected repatriation of foreign earnings and write-off of deferred tax assets in conjunction with the GE Capital Exit Plan.

The tax benefit from non-U.S. income taxed at a local country rather than the U.S. statutory tax rate is reported in the caption "Tax on global activities including exports" in the effective tax rate reconciliation in Note 14 to the consolidated financial statements.

A more detailed analysis of differences between the U.S. federal statutory rate and the consolidated effective rate, as well as other information about our income tax provisions, is provided in the Critical Accounting Estimates section within the MD&A and Note 14 to the consolidated financial statements. The nature of business activities and associated income taxes differ for GE and for GE Capital; therefore, a separate analysis of each is presented in the paragraphs that follow.

GE EFFECTIVE TAX RATE (EXCLUDING GE CAPITAL EARNINGS)
(Dollars in billions)

We believe that the GE effective tax rate and provision for income taxes are best analyzed in relation to GE earnings before income taxes excluding the GE Capital net earnings from continuing operations, as GE tax expense does not include taxes on GE Capital earnings. For further information on this calculation, see the Supplemental Information section within the MD&A.

GE ETR, EXCLUDING GE CAPITAL EARNINGS*	GE PROVISION (BENEFIT) FOR INCOME TAXES

2015 – 2014 COMMENTARY


The GE provision for income taxes decreased in 2015 because of increased benefits from lower taxed global operations ($0.2 billion), including benefits from integrating our existing services business with Alstom's services business.

	The GE provision for income taxes also decreased due to increases in the benefit of audit resolutions ($0.2 billion) shown below and deductible stock losses ($0.2 billion).
	Partially offsetting these decreases was an increase in income taxed at rates above the average tax rate ($0.5 billion).

2014 – 2013 COMMENTARY

	The GE provision for income taxes decreased in 2014 primarily because of increased benefits from lower taxed global operations ($0.8 billion).

That decrease was partially offset by the decrease in the benefit of audit resolutions ($0.3 billion) shown below, an increase in income taxed at rates above the average tax rate ($0.3 billion), and the non-repeat of the 2013 benefit from the enactment of the extension of certain U.S. business credits ($0.1 billion), discussed above.

*Non-GAAP Financial Measure
GE 2015 FORM 10-K 74

Resolution of audit matters reduced the GE provision for income taxes by $0.3 billion, $0.1 billion and $0.4 billion in 2015, 2014 and 2013, respectively. The effects of such resolutions are included in the following captions in Note 14 to the consolidated financial statements.

AUDIT RESOLUTIONS - EFFECT ON GE TAX RATE, EXCLUDING GE CAPITAL EARNINGS

	2015	2014	2013

Tax on global activities including exports	(1.5)%	(0.2)%	(2.4)%
U.S. business credits	(0.5)	-	(0.6)
All other - net	(0.3)	(0.7)	(1.0)
Total	(2.3)%	(0.9)%	(4.0)%

GE CAPITAL EFFECTIVE TAX RATE
(Dollars in billions)

GE CAPITAL ETR	GE CAPITAL PROVISION (BENEFIT) FOR INCOME TAXES

2015 – 2014 COMMENTARY


The increase in the income tax expense from a benefit of $0.9 billion for 2014 to an expense of $5.0 billion for 2015 is primarily due to the tax expense, discussed in Note 14 to the consolidated financial statements, related to the GE Capital Exit Plan.

2014 – 2013 COMMENTARY


The increase in tax benefit of $0.5 billion from 2013 to 2014 was primarily due to increased benefits from lower tax global operations ($0.2 billion), non-repeat of an expense for IRS audit resolutions ($0.2 billion) and increased state and local tax benefits ($0.1 billion).

GE 2015 FORM 10-K 75

GEOGRAPHIC DATA

Our global activities span all geographic regions and primarily encompass manufacturing for local and export markets, import and sale of products produced in other regions, leasing of aircraft, sourcing for our plants domiciled in other global regions and provision of financial services within these regional economies. Thus, when countries or regions experience currency and/or economic stress, we often have increased exposure to certain risks, but also often have new opportunities that include, among other things, expansion of industrial activities through purchases of companies or assets at reduced prices and lower U.S. debt financing costs.

Financial results of our non-U.S. activities reported in U.S. dollars are affected by currency exchange. We use a number of techniques to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. Such principal currencies are the euro, the pound sterling, the Brazilian real and the Chinese renminbi.

REVENUES

Revenues are classified according to the region to which products and services are sold. For purposes of this analysis, the U.S. is presented separately from the remainder of the Americas.

GEOGRAPHIC REVENUES
				V%
(Dollars in billions)	2015	2014	2013	2015-2014	2014-2013

U.S.	$53.2	$51.1	$49.4	4%	4%
Non-U.S.
Europe	16.8	18.4	18.2
Asia	19.3	20.2	20.9
Americas	12.0	11.8	11.3
Middle East and Africa	16.0	15.6	13.5
Total Non-U.S.	64.1	66.0	63.9	(3)%	3%
Total	$117.4	$117.2	$113.2	- %	3%

Non-U.S. Revenues as a % of Consolidated Revenues	55%	56%	56%

NON-U.S. REVENUES

The decrease in non-U.S. revenues in 2015 was primarily due to decreases in growth markets of 11% in Canada and 29% in Australia & New Zealand (ANZ), partially offset by an increase of 2% in Middle East, North Africa and Turkey (MENAT) and 1% in China.

The increase in 2014 was primarily due to increases in growth markets of 14% in MENAT, 28% in sub-Sahara, and 7% in Latin America, partially offset by a decrease of 15% in ANZ.

The effects of currency fluctuations on reported results were as follows:
	Decreased revenues by $4.9 billion in 2015, primarily driven by the euro ($2.6 billion), the Brazilian real ($0.9 billion) and the Canadian dollar ($0.2 billion).

Decreased revenues by $0.6 billion in 2014, primarily driven by the Brazilian real ($0.2 billion), Canadian dollar ($0.1 billion) and Japanese yen ($0.1 billion), partially offset by the British pound ($0.1).

	Decreased revenues by $0.4 billion in 2013, primarily driven by the Japanese yen ($0.3 billion) and Brazilian real ($0.2 billion), partially offset by the euro ($0.2 billion).

The effects of foreign currency fluctuations decreased earnings in 2015 by $0.7 billion, primarily driven by the euro ($0.6 billion) and Brazilian real ($0.1 billion). The effects of foreign currency fluctuations on earnings were minimal in 2014.

GE 2015 FORM 10-K 76

ASSETS
We classify certain assets that cannot meaningfully be associated with specific geographic areas as "Other Global" for this purpose.

TOTAL ASSETS (CONTINUING OPERATIONS)

December 31 (In billions)	2015	2014

U.S.	$177.3	$171.8
Non-U.S.
Europe	141.0	102.8
Asia	22.0	26.1
Americas	17.5	17.1
Other Global	14.0	13.6
Total Non-U.S.	194.5	159.6
Total	$371.7	$331.4

The increase in total assets of non-U.S. operations on a continuing basis reflected an increase primarily in Europe driven by the Alstom acquisition, partially offset by the strengthening of the U.S. dollar against most major currencies.
GE 2015 FORM 10-K 77

STATEMENT OF FINANCIAL POSITION

Because GE and GE Capital share certain significant elements of their Statements of Financial Position, the following discussion addresses significant captions in the consolidated statement. Within the following discussions, however, we distinguish between GE and GE Capital activities in order to permit meaningful analysis of each individual consolidating statement.

MAJOR CHANGES IN OUR FINANCIAL POSITION DURING 2015


Cash and equivalents increased $0.5 billion. GE Cash and equivalents decreased $5.5 billion due to cash flows from operating activities of $16.4 billion, more than offset by $10.4 billion used to acquire businesses (primarily Alstom) and $12.1 billion cash returned to investors in the form of dividends of $9.3 billion and buyback of treasury stock of $2.8 billion (cash basis). GE Capital Cash and equivalents increased $6.0 billion primarily driven by $79.6 billion in proceeds from business dispositions, partially offset by $59.3 billion net repayment of debt and $4.6 billion in payments of dividends to shareowners. See the Statement of Cash Flows section for additional information.

	Goodwill increased $12.3 billion, primarily as a result of the Alstom and Milestone acquisitions, partially offset by currency exchange effects of the stronger U.S. dollar and disposals.
	All other assets increased $12.6 billion, primarily due to purchases of time deposits at GE Capital of $10.4 billion.

Assets of discontinued operations decreased $202.6 billion, primarily due to the disposition of Consumer businesses of $113.8 billion (including the Synchrony Financial split-off), CLL businesses of $56.1 billion and Real Estate of $33.0 billion. See Note 2 for additional information.

	Other GE current liabilities increased $9.3 billion, primarily driven by the Alstom acquisition of $5.6 billion and taxes payable of $2.7 billion.

Borrowings decreased $63.1 billion, primarily due to net repayments on GE Capital borrowings of $55.3 billion, along with an $8.9 billion reduction in the balances driven by the strengthening of the U.S. dollar against major currencies, partially offset by a net increase in borrowings by GE of $2.0 billion.


Liabilities of discontinued operations decreased $81.7 billion, primarily driven by the disposition of Consumer businesses of $69.1 billion (including the Synchrony Financial split-off), CLL businesses of $11.6 billion and Real Estate of $1.7 billion. See Note 2 for additional information.

	Retained earnings decreased $15.3 billion, due to common stock dividends of $9.1 billion in addition to a net loss of $6.1 billion.

Common stock held in treasury increased $20.9 billion, primarily due to the Synchrony Financial share exchange of $20.4 billion and buyback of treasury stock of $3.3 billion (book basis). This was partially offset by treasury stock dispositions of $2.8 billion, primarily stock option exercises of $1.8 billion.


Noncontrolling interests decreased $6.8 billion, primarily due to the GE Capital preferred share exchange of $4.9 billion and the Synchrony Financial split-off of $2.8 billion, partially offset by noncontrolling interests related to the Alstom acquisition of $0.7 billion. The impact of the preferred share exchange is also the primary driver for the increase in Other capital of $4.7 billion. See Note 15 for additional information.

GE 2015 FORM 10-K 78

FINANCIAL RESOURCES AND LIQUIDITY

LIQUIDITY AND BORROWINGS

We maintain a strong focus on liquidity. At both GE and GE Capital we manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations throughout business cycles.

Our liquidity and borrowing plans for GE and GE Capital are established within the context of our annual financial and strategic planning processes. At GE, our liquidity and funding plans take into account the liquidity necessary to fund our operating commitments, which include primarily purchase obligations for inventory and equipment, payroll and general expenses (including pension funding). We also take into account our capital allocation and growth objectives, including paying dividends, repurchasing shares, investing in research and development and acquiring industrial businesses. At GE, we rely primarily on cash generated through our operating activities, any dividend payments from GE Capital, and also have historically maintained a commercial paper program that we regularly use to fund operations in the U.S., principally within the quarters.

GE Capital has historically relied on the unsecured term debt markets, the global commercial paper markets, deposits, secured funding, retail funding products, bank borrowings and securitizations to fund its balance sheet. Subsequent to April 10, 2015 and with the execution of the GE Capital Exit Plan, we do not plan to issue any incremental GE Capital senior unsecured term debt for four years. Furthermore we have reduced our commercial paper from $25 billion to $5 billion as of December 31, 2015 and with our executed and current disposition plans we have substantially reduced our reliance on deposits and securitization. Today, we mainly rely on excess cash positions, cash generated through dispositions, and the cash flow from our Verticals business to fund our debt maturities and our operating and interest expense costs. GE Capital's liquidity position is targeted to meet its obligations under both normal and stressed conditions. We expect to maintain an elevated liquidity position as we generate cash from asset sales, returning to more normalized levels in 2019. During this period we expect to have excess interest costs as asset sales outpace our debt maturities. While we maintain elevated liquidity levels, we may engage in liability management actions, such as buying back debt, based on market and economic conditions in order to reduce our excess interest costs. In 2015, we repurchased $1 billion of long-term unsecured debt. In addition, we repurchased $0.8 billion of debt for which we had the right to call.

Our 2016 GE Capital funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of long-term debt ($42.6 billion at December 31, 2015), principally through dispositions, asset sales and cash on hand. Long-term maturities and early redemptions were $41.3 billion in 2015.

We maintain a detailed liquidity policy for GE Capital that requires GE Capital to maintain a contingency funding plan. The liquidity policy defines GE Capital's liquidity risk tolerance under different stress scenarios based on its liquidity sources and also establishes procedures to escalate potential issues. We actively monitor GE Capital's access to funding markets and its liquidity profile through tracking external indicators and testing various stress scenarios. The contingency funding plan provides a framework for handling market disruptions and establishes escalation procedures in the event that such events or circumstances arise. GE Capital will continue to evaluate the need to modify the existing contingency funding plan due to the GE Capital Exit Plan.

As part of the GE Capital Exit Plan, on September 21, 2015 GE Capital commenced private offers to exchange up to $30 billion of certain outstanding debt for new notes with maturities of six months, five years, ten years or twenty years. On October 19, 2015, given the high level of participation, the offering was increased by $6 billion with the aggregate principal amount of $36 billion (representing $31 billion of outstanding principal and $5 billion of premium) of outstanding notes being tendered for exchange and settled on October 26, 2015. The new notes that were issued at closing are composed of $15.3 billion of 0.964% Six Month Notes due April 2016, £0.8 billion of 1.363% Six Month Notes due April 2016, $6.1 billion of 2.342% Notes due 2020, $2.0 billion of 3.373% Notes due 2025 and $11.5 billion of 4.418% Notes due 2035. Of the $16.2 billion exchanged into Six Month Notes, $1.3 billion had been in short-term borrowings. GE Capital will continue to evaluate the opportunity to repurchase debt while maintaining our liquidity at the levels communicated as part of the GE Capital Exit Plan. The new notes have been fully, irrevocably and unconditionally guaranteed by GE.

On December 2, 2015, $87.7 billion of senior unsecured notes and $4.9 billion of commercial paper was assumed by GE upon its merger with GE Capital. See Note 10 to the consolidated financial statements.

On May 28, 2015, GE issued €3,150 million senior unsecured debt, composed of €650 million of Floating Rate Notes due 2020, €1,250 million of 1.250% Notes due 2023 and €1,250 million of 1.875% Notes due 2027. On October 9, 2015, $2.0 billion of long-term debt issued by GE matured.
GE 2015 FORM 10-K 79

LIQUIDITY SOURCES

In addition to GE cash of $10.4 billion at December 31, 2015, GE Capital maintained liquidity sources of $90.9 billion that consisted of cash and equivalents of $60.1 billion, high-quality investments of $10.4 billion presented in Other Assets and cash and equivalents of $20.4 billion classified as discontinued operations. Additionally, we have $45.6 billion of committed unused credit lines.

CASH AND EQUIVALENTS

December 31 (In billions)	2015		2015

GE(a)	$10.4	U.S.	$20.4
GE Capital(b)	60.1	Non-U.S.(c)	50.1

(a)
At December 31, 2015, $2.8 billion of GE cash and equivalents was held in countries with currency controls that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. These funds are available to fund operations and growth in these countries and we do not currently anticipate a need to transfer these funds to the U.S.

(b)	At December 31, 2015, GE Capital cash and equivalents of about $0.7 billion were primarily in insurance entities and were subject to regulatory restrictions.
(c)
Of this amount at December 31, 2015, $3.5 billion is held outside of the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund our needs in the U.S. on a short-term basis through short-term loans, without being subject to U.S. tax. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and the total of all such loans is required to be outstanding for less than 60 days during the year. If we were to repatriate this cash, we would be subject to additional U.S. income taxes and foreign withholding taxes.

COMMITTED UNUSED CREDIT LINES

December 31 (In billions)	2015

Revolving credit agreements (exceeding one year)	$24.5
Revolving credit agreements (364-day line)(a)	21.1
Total(b)	$45.6

(a)	Included $20.9 billion that contains a term-out feature that allows us to extend borrowings for two years from the date on which such borrowings would otherwise be due.
(b)	Total committed unused credit lines were extended to us by 48 financial institutions but can be drawn on and lent to GE Capital.

In conjunction with the GE Capital Exit Plan, we are currently evaluating the amount of credit lines we require in the future.

FUNDING PLAN

We reduced our Capital ENI, excluding liquidity*, to $82 billion at December 31, 2015.

During the first quarter of 2015, GE Capital completed issuances of $8.1 billion of senior unsecured debt (excluding securitizations described below) with maturities up to 10 years.

COMMERCIAL PAPER

(In billions)	GE	GE Capital

Average commercial paper borrowings during the fourth quarter of 2015	$13.8	$9.2
Maximum commercial paper borrowings outstanding during the fourth quarter of 2015	16.8	12.7

GE Capital commercial paper maturities have historically been funded principally through new commercial paper issuances and at GE are substantially repaid before quarter-end using indefinitely reinvested overseas cash, which as discussed above, is available for use in the U.S. on a short-term basis without being subject to U.S. tax. As of December 31, 2015, GE Capital reduced the outstanding commercial paper to $5 billion, consistent with the announced GE Capital Exit Plan.

We securitize financial assets as an alternative source of funding. During the first twelve months of 2015, we completed $2.1 billion of non-recourse issuances and $3.4 billion of non-recourse borrowings matured. At December 31, 2015, consolidated non-recourse securitization borrowings were $3.1 billion.

*Non-GAAP Financial Measure
GE 2015 FORM 10-K 80

We have eight deposit-taking banks outside of the U.S., which are classified as discontinued operations, and one deposit-taking bank in the U.S., GE Capital Bank, an industrial bank (IB), which is also classified as discontinued operations. The IB currently issues certificates of deposit (CDs) in maturity terms up to 10 years.

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


It is our policy to minimize exposure to interest rate changes. We fund our financial investments using debt or a combination of debt and hedging instruments so that the interest rates of our borrowings match the expected interest rate profile on our assets. To test the effectiveness of our hedging actions, we assumed that, on January 1, 2016, interest rates decreased by 100 basis points across the yield curve (a "parallel shift" in that curve) and further assumed that the decrease remained in place for the next 12 months. Based on the year-end 2015 portfolio and holding all other assumptions constant, we estimated that our consolidated net earnings for the next 12 months, starting in January 2016, would decline by less than $0.3 billion as a result of this parallel shift in the yield curve.


It is our policy to minimize currency exposures and to conduct operations either within functional currencies or using the protection of hedge strategies. We analyzed year-end 2015 consolidated currency exposures, including derivatives designated and effective as hedges, to identify assets and liabilities denominated in other than their relevant functional currencies. For such assets and liabilities, we then evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. This analysis indicated that our 2016 consolidated net earnings would decline by less than $0.2 billion as a result of such a shift in exchange rates. This analysis excludes any translation impact from changes in exchange rates on our financial results.

DEBT AND DERIVATIVE INSTRUMENTS, GUARANTEES AND COVENANTS

CREDIT RATINGS

As of December 31, 2015, GE's and GE Capital's long-term unsecured debt ratings from Standard and Poor's Ratings Service (S&P) were AA+ and the short-term funding rating from S&P were A-1+. The rating outlook for GE was downgraded from stable to negative on October 7, 2015, while the rating outlook for GE Capital remains stable. On April 10, 2015, Moody's Investors Service (Moody's) downgraded the senior unsecured debt rating for GE to A1 from Aa3 following GE's April 10 announcement of the GE Capital Exit Plan. GE's P-1 short-term rating was affirmed. Moody's affirmed GE Capital's A1/P-1 ratings. The rating outlook for GE and GE Capital were stable. We are disclosing these ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Although we currently do not expect a downgrade in the credit ratings, our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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
GE 2015 FORM 10-K 81

Swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the long-term credit ratings of the applicable GE entity were to fall below A-/A3 or other ratings levels agreed upon with the counterparty. In certain of these master agreements, the counterparty also has the ability to require termination if the short-term ratings of the applicable GE entity were to fall below A-1/P-1. The net derivative liability after consideration of netting arrangements, outstanding interest payments and collateral posted by us under these master agreements was estimated to be $0.7 billion at December 31, 2015. See Notes 20 and 27 to the consolidated financial statements.

For further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements see Notes 20 and 27 to the consolidated financial statements.

INCOME MAINTENANCE AGREEMENT AND GE GUARANTEE OF CERTAIN GE CAPITAL DEBT

GE provides implicit and explicit support to GE Capital through commitments, capital contributions and operating support. As part of the GE Capital Exit Plan, on April 10, 2015, GE and GE Capital entered into an amendment to their existing financial support agreement. Under this amendment (the Amendment), the Company has provided a full and unconditional guarantee (the Guarantee) of the payment of principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GE Capital identified in the Amendment. The Guarantee replaced the requirement that the Company make certain income maintenance payments to GE Capital in certain circumstances. GE Capital's U.S. public indentures were concurrently amended to provide the full and unconditional guarantee by the Company set forth in the Guarantee. At December 31, 2015, the balance of this debt that GE assumed was $85.1 billion, and the Guarantee applied to approximately $85.8 billion of GE Capital debt.

STATEMENT OF CASH FLOWS – OVERVIEW FROM 2013 THROUGH 2015

CONSOLIDATED CASH FLOWS

We evaluate our cash flow performance by reviewing our industrial (non-GE Capital) businesses and GE Capital businesses separately. Cash from operating activities (CFOA) is the principal source of cash generation for our industrial businesses. The industrial businesses also have liquidity available via the public capital markets.

GE CASH FLOWS

(Dollars in billions)
OPERATING CASH FLOWS	INVESTING CASH FLOWS			FINANCING CASH FLOWS

2013 2014 2015
	2013	2014	2015	2013	2014	2015

With respect to GE CFOA, we believe that it is useful to supplement our GE Statement of Cash Flows and to examine in a broader context the business activities that provide and require cash.

GE 2015 FORM 10-K 82

The most significant source of cash in GE CFOA is customer-related activities, the largest of which is collecting cash resulting from product or services sales. See the Intercompany Transactions and Eliminations section for information related to transactions between GE and GE Capital. The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services. Dividends from GE Capital represent the distribution of a portion of GE Capital retained earnings, and are distinct from cash from continuing operations within the GE Capital businesses.

2015–2014 COMMENTARY

GE cash from operating activities increased $1.2 billion primarily due to the following:
	A decrease of operating cash collections of $0.4 billion to $109.3 billion in 2015, primarily due to lower GE segment revenues from sales of goods and services.
	A decrease of operating cash payments of $0.3 billion to $97.2 billion in 2015, primarily driven by decreased inventory spend.
	Further, GE Capital paid dividends totaling $4.3 billion and $3.0 billion to GE in 2015 and 2014, respectively.

GE cash used for investing activities increased $6.9 billion primarily due to the following:

Higher business acquisition activity of $8.3 billion is primarily driven by the 2015 acquisition of Alstom of $10.1 billion. This is partially offset by the 2014 acquisitions of certain Thermo Fisher Scientific Inc. life-science businesses for $1.1 billion, Cameron's Reciprocating Compression Division for $0.6 billion and API Healthcare (API) for $0.3 billion.

	This is partially offset by $1.1 billion higher proceeds from principal business dispositions and $0.3 billion higher proceeds from dispositions of property, plant and equipment.

GE cash used for financing activities increased $1.5 billion primarily due to the following:
	The 2015 repayment of $2.0 billion of GE unsecured notes. This is partially offset by the 2015 issuance of unsecured notes of $3.4 billion compared with $3.0 billion in 2014.

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

	Further, GE Capital paid dividends totaling $3.0 billion and $6.0 billion to GE in 2014 and 2013, respectively.

GE cash used for investing activities decreased $10.7 billion primarily due to the following:
	2013 proceeds of $16.7 billion from the sale of our remaining 49% common equity interest in NBCU LLC to Comcast Corporation.

This was partially offset by lower business acquisition activity of $5.9 billion primarily driven by the 2014 acquisitions of certain Thermo Fisher Scientific Inc. life-science businesses for $1.1 billion, Cameron's Reciprocating Compression Division for $0.6 billion and API Healthcare (API) for $0.3 billion compared with the 2013 acquisitions of Avio for $4.4 billion and Lufkin for $3.3 billion.

GE cash used for financing activities decreased $14.2 billion primarily due to the following:
	A decrease in net repurchases of GE shares for treasury in accordance with our share repurchase program of $8.1 billion.
	The 2013 repayment of $5.0 billion of GE unsecured notes compared with the issuance of $3.0 billion of unsecured notes in 2014.
	These decreases were partially offset by an increase in the dividends paid to shareowners of $1.0 billion.

GE 2015 FORM 10-K 83

GE CAPITAL CASH FLOWS

(Dollars in billions)

OPERATING CASH FLOWS			INVESTING CASH FLOWS			FINANCING CASH FLOWS

2013	2014	2015	2013	2014	2015	2013	2014	2015

2015–2014 COMMENTARY

GE Capital cash from operating activities decreased $4.7 billion primarily due to the following:
	A decrease in net cash collateral activity with counterparties on derivative contracts of $2.7 billion.
	A decrease in accounts payable of $0.4 billion in addition to a decrease in cash generated from earnings and other activity.

GE Capital cash from investing activities increased $49.1 billion primarily due to the following:
	In 2015, we closed the sale of certain of our CLL, Real Estate and Consumer businesses for proceeds of $35.2 billion, $27.7 billion and $16.7 billion, respectively.
	This increase was partially offset by the investment in high quality interest bearing deposits that mature in April 2016 of $10.4 billion.
	Lower aircraft sales deposits of $2.2 billion.
	The net cash payment of $1.7 billion for the 2015 acquisition of Milestone Aviation Group.
	Lower activity in other assets-investments of $1.2 billion driven by net activity of our equity-method investments.

GE Capital cash used for financing activities increased $27.7 billion primarily due to the following:
	Higher net repayments of borrowings of $25.7 billion driven primarily by an increase in short-term and long-term debt maturities.
	Higher dividends paid to GE totaling $4.3 billion and $3.0 billion in 2015 and 2014, respectively.

2014–2013 COMMENTARY

GE Capital cash from operating activities increased $1.0 billion primarily due to the following:
	An increase in net cash collateral activity with counterparties on derivative contracts of $3.0 billion.
	An increase in cash generated from earnings and other activity.
	These increases were partially offset by a net decrease in tax activity of $3.9 billion driven by net tax payments in 2014 compared with net tax refunds in 2013.

GE Capital cash from investing activities decreased $15.7 billion primarily due to the following:

A net decrease in financing receivables activity of $3.2 billion driven by net originations of financing receivables in 2014 of $0.2 billion, compared with net collections (which includes sales) of financing receivables of $3.0 billion in 2013.

	A net decrease in investment securities activity of $3.4 billion driven by net sales of $0.7 billion in 2014, compared with net sales of $4.1 billion in 2013.
	Lower activity in other assets-investments of $0.5 billion driven by net activity of our equity-method investments.
GE 2015 FORM 10-K 84

GE Capital cash used for financing activities increased $7.0 billion primarily due to the following:
	Higher net repayments of borrowings, consisting primarily of lower issuances, of $9.2 billion.
	Lower dividends paid to GE totaling $3.0 billion and $6.0 billion, including special dividends of $1.0 billion and $4.1 billion in 2014 and 2013, respectively.

INTERCOMPANY TRANSACTIONS AND ELIMINATIONS

Effects of transactions between related companies are made on an arms-length basis, are eliminated and consist primarily of GE Capital dividends to GE; GE customer receivables sold to GE Capital; GE Capital services for trade receivables management and material procurement; buildings and equipment leased between GE and GE Capital; information technology (IT) and other services sold to GE Capital by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GE Capital from third-party producers for lease to others; expenses related to parent-subsidiary pension plans, and various investments, loans and allocations of GE corporate overhead costs.

GE sells customer receivables to GE Capital in part to fund the growth of our industrial businesses. These transactions can result in cash generation or cash use. During any given period, GE receives cash from the sale of receivables to GE Capital. It also foregoes collection of cash on receivables sold. The incremental amount of cash received from sales of receivables in excess of the cash GE would have otherwise collected had those receivables not been sold, represents the cash generated or used in the period relating to this activity. The incremental cash generated in GE CFOA from selling these receivables to GE Capital increased GE's CFOA by $1.6 billion, $2.2 billion and $0.1 billion in 2015, 2014 and 2013, respectively.

See Note 23 to the consolidated financial statements for additional information about the eliminations of intercompany transactions between GE and GE Capital.

CONTRACTUAL OBLIGATIONS

As defined by reporting regulations, our contractual obligations for future payments as of December 31, 2015, follow.

	Payments due by period
					2021 and
(In billions)	Total	2016	2017-2018	2019-2020	thereafter

Borrowings (Note 10)	$198.3	$50.8	$43.0	$28.2	$76.3
Interest on borrowings	69.1	5.1	8.0	6.4	49.6
Purchase obligations(a)(b)	50.0	20.9	10.0	13.1	6.1
Insurance liabilities (Note 11)(c)	11.5	1.2	2.1	1.6	6.7
Operating lease obligations (Note 26)	4.2	0.8	1.3	1.0	1.1
Other liabilities(d)	79.9	5.2	12.1	9.8	52.8
Contractual obligations of discontinued operations(e)	46.5	46.5	-	-	-

(a)	Included all take-or-pay arrangements, capital expenditures, contractual commitments to purchase equipment that will be leased to others, contractual commitments related to factoring agreements, software acquisition/license commitments, contractual minimum programming commitments and any contractually required cash payments for acquisitions.
(b)	Excluded funding commitments entered into in the ordinary course of business. For further information on these commitments and other guarantees, see Note 20 and 22 to the consolidated financial statements.
(c)	Included contracts with reasonably determinable cash flows such as structured settlements, guaranteed investment contracts, and certain property and casualty contracts, and excluded long-term care, variable annuity and other life insurance contracts.
(d)	Included an estimate of future expected funding requirements related to our postretirement benefit plans and included liabilities for unrecognized tax benefits. Because their future cash outflows are uncertain, the following non-current liabilities are excluded from the table above: derivatives, deferred revenue and other sundry items. For further information on certain of these items, see Notes 14, 20 and 27 to the consolidated financial statements.
(e)	Included payments for other liabilities.

GE 2015 FORM 10-K 85

EXPOSURES

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

For our operations in Venezuela, determining the appropriate exchange rate for remeasurement of bolivar-denominated net monetary assets into U.S. dollars continues to be subject to uncertainty. As of December 31, 2015 the Venezuelan government operated three different exchange mechanisms: the government-operated CENCOEX (the official exchange mechanism), the government-operated auction based SICAD mechanism and an open market Marginal Currency System (SIMADI). The SIMADI mechanism is intended to operate with fewer restrictions and its exchange rate on December 31, 2015 was approximately 198 bolivars per U.S. dollar compared to SICAD at 13.5 bolivars per U.S. dollar.

At the end of each period, we remeasure the net monetary assets of our Venezuelan businesses using the rate we expect to settle them at, including through the payment of dividends. The industries in which these businesses operate were not selected for participation in any SICAD auctions during 2015. In light of continued uncertainty regarding availability of exchange mechanisms and decreasing liquidity in those mechanisms, we completed an extensive review of each of our business activities within Venezuela during the fourth quarter of 2015. Based on that review, we decided to reduce certain business activities in Venezuela and to begin accessing the SIMADI market to obtain U.S. dollars, to the extent possible, for our residual Oil & Gas and Power operations. Our Appliances business in Venezuela, which is conducted through an equity method investment, similarly concluded that the SIMADI exchange mechanism provides the most appropriate rate for measuring its net monetary assets. We also concluded, based on our review, consolidating our remaining Venezuelan operations remains appropriate.

Use of the SIMADI rate to remeasure our Venezuelan net monetary assets at December 31, 2015 resulted in exchange rate losses of $83 million. Restructuring and impairment charges of $12 million also were recorded during the fourth quarter of 2015 as a result of the review discussed above. Net monetary assets subject to remeasurement at the SIMADI rate were approximately $5 million at December 31, 2015, including approximately $3 million within our Appliances equity method investment. In addition to our bolivar-denominated net monetary assets, we also have non-bolivar credit exposures of approximately $292 million at December 31, 2015 and recoverable amounts of non-monetary assets in Venezuela of approximately $89 million at December 31, 2015, which consists principally of inventory and property, plant and equipment.

OIL & GAS INDUSTRY

The sharp decline experienced in oil prices and the prospect of a continuation of prevailing oil prices could have mixed implications for the industries and countries in which we compete. In general, lower oil prices are expected to stimulate growth in oil importing countries while causing negative economic effects in many energy-exporting countries. In this environment, our Oil & Gas business continues to experience declines in orders, some project commencement delays and pricing pressures. In response to this uncertain industry outlook, we continue to execute cost actions with an increased focus on execution and productivity. We expect that ongoing low oil prices will provide some benefit to our businesses through lower direct material and other variable costs as well as through the expected stimulus-effect on growth in the U.S. and in other economies that rely on energy imports, including Europe, Japan and India.
GE 2015 FORM 10-K 86

CRITICAL ACCOUNTING ESTIMATES

Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. Many of these estimates include determining fair value. All of these estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their potential effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that the judgments and estimates described below could change, which may result in future impairments of investment securities, goodwill, intangibles and long-lived assets, incremental losses on financing receivables, increases in reserves for contingencies, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other effects. Also see Note 1 to the consolidated financial statements, which discusses our most significant accounting policies.

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

We also regularly assess customer credit risk inherent in the carrying amounts of receivables and contract costs and estimated earnings, including the risk that contractual penalties may not be sufficient to offset our accumulated investment in the event of customer termination. We gain insight into future utilization and cost trends, as well as credit risk, through our knowledge of the installed base of equipment and the close interaction with our customers that comes with supplying critical services and parts over extended periods. Revisions may affect a product services agreement's total estimated profitability resulting in an adjustment of earnings; such adjustments increased earnings by $1.4 billion, $1.0 billion and $0.3 billion in 2015, 2014 and 2013, respectively. We provide for probable losses when they become evident.

Further information is provided in Notes 1 and 9 to the consolidated financial statements.

ASSET IMPAIRMENT

Asset impairment assessment involves various estimates and assumptions as follows:

INVESTMENTS

We regularly review investment securities for impairment using both quantitative and qualitative criteria. For debt securities, if we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether a credit loss exists, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Quantitative criteria include determining whether there has been an adverse change in expected future cash flows. For equity securities, our criteria include the length of time and magnitude of the amount that each security is in an unrealized loss position. Our other-than-temporary impairment reviews involve our finance, risk and asset management functions as well as the portfolio management and research capabilities of our internal and third-party asset managers. See Note 1 to the consolidated financial statements, which discusses the determination of fair value of investment securities.

Further information about actual and potential impairment losses is provided in Notes 1 and 3 to the consolidated financial statements.

GE 2015 FORM 10-K 87

LONG-LIVED ASSETS

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset's residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We derive the required undiscounted cash flow estimates from our historical experience and our internal business plans. To determine fair value, we use quoted market prices when available, our internal cash flow estimates discounted at an appropriate discount rate and independent appraisals, as appropriate.

Our operating lease portfolio of commercial aircraft is a significant concentration of assets in Capital, and is particularly subject to market fluctuations. Therefore, we test recoverability of each aircraft in our operating lease portfolio at least annually. Additionally, we perform quarterly evaluations in circumstances such as when aircraft are re-leased, current lease terms have changed or a specific lessee's credit standing changes. We consider market conditions, such as global demand for commercial aircraft. Estimates of future rentals and residual values are based on historical experience and information received routinely from independent appraisers. Estimated cash flows from future leases are reduced for expected downtime between leases and for estimated costs required to prepare aircraft to be redeployed. Fair value used to measure impairment is based on management's best estimates which are benchmarked against third-party appraiser current market values for aircraft of similar type and age.

Further information on impairment losses and our exposure to the commercial aviation industry is provided in Notes 7 and 22 to the consolidated financial statements.

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

GE 2015 FORM 10-K 88

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

Further information is provided in Notes 1 and 8 to the consolidated financial statements.

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

The determination of fair value for businesses and portfolios of financing receivables involves significant judgments and assumptions. Development of estimates of fair values in this circumstance is complex and is dependent upon, among other factors, the nature of the potential sales transaction (for example, asset sale versus sale of legal entity), composition of assets and/or businesses in the disposal group, the comparability of the disposal group to market transactions, negotiations with third party purchasers, etc. Such factors bear directly on the range of potential fair values and the selection of the best estimates. Key assumptions were developed based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction.

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

Our discount rates for principal pension plans at December 31, 2015, 2014 and 2013 were 4.38%, 4.02% and 4.85%, respectively, reflecting market interest rates.

GE 2015 FORM 10-K 89

To determine the expected long-term rate of return on pension plan assets, we consider current and target asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future long-term return expectations for our principal benefit plans' assets, we formulate views on the future economic environment, both in the U.S. and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields and spreads, using both internal and external sources. We also take into account expected volatility by asset class and diversification across classes to determine expected overall portfolio results given current and target allocations. Assets in our principal pension plans earned 0.6% in 2015, and had average annual returns of 6.4%, 5.0%, and 8.5% per year in the 5-, 10- and 25-year periods ended December 31, 2015, respectively. The average historical 10- and 25- year returns were significantly affected by investment losses in 2008. Based on our analysis of future expectations of asset performance, past return results, and our current and target asset allocations, we have assumed a 7.5% long-term expected return on those assets for cost recognition in 2016 compared to 7.5% in 2015 and 2014 and 8.0% in 2013.

Changes in key assumptions for our principal pension plans would have the following effects.


Discount rate – A 25 basis point increase in discount rate would decrease pension cost in the following year by $0.2 billion and would decrease the pension benefit obligation at year-end by about $2.2 billion.

	Expected return on assets – A 50 basis point decrease in the expected return on assets would increase pension cost in the following year by $0.2 billion.
Further information on our pension plans is provided in the Other Consolidated Information – Postretirement Benefit Plans section within the MD&A and in Note 12 and 27 to the consolidated financial statements.

INCOME TAXES

Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rate on our global operations. In addition to local country tax laws and regulations, this rate depends on the extent earnings are indefinitely reinvested outside the United States. Indefinite reinvestment is determined by management's judgment about and intentions concerning the future operations of the Company. At December 31, 2015 and 2014, approximately $104 billion and $119 billion of earnings, respectively, have been indefinitely reinvested outside the United States. Most of these earnings have been reinvested in active non-U.S. business operations, and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. We use our historical experience and our short- and long-range business forecasts to provide insight. Further, our global and diversified business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. Amounts recorded for deferred tax assets related to non-U.S. net operating losses, net of valuation allowances, were $5.1 billion and $5.5 billion at December 31, 2015 and 2014, including $0.8 billion and $1.7 billion at December 31, 2015 and 2014, respectively, of deferred tax assets, net of valuation allowances, associated with losses reported in discontinued operations, primarily related to our Real Estate and Consumer businesses and our loss on the sale of GE Money Japan. Such year-end 2015 amounts are expected to be fully recoverable within the applicable statutory expiration periods. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

Further information on income taxes is provided in the Other Consolidated Information – Income Taxes section within the MD&A and in Note 14 to the consolidated financial statements.

GE 2015 FORM 10-K 90

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

Further information about our use of derivatives is provided in Notes 1, 9, 20 and 27 to the consolidated financial statements.

FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value every reporting period include investments in debt and equity securities and derivatives. Other assets and liabilities are subject to fair value measurements only in certain circumstances, including purchase accounting applied to assets and liabilities acquired in a business combination, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired. Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired and integrate the acquisition as soon as practicable. The size, scope and complexity of an acquisition will affect the time it takes to obtain the necessary information to record the acquired assets and liabilities at fair value. It may take up to one year to finalize the initial fair value estimates used in the preliminary purchase accounting. Accordingly, it is reasonably likely that our initial estimates will be subsequently revised, which could affect carrying amounts of goodwill, intangibles and potentially other assets and liabilities in our financial statements. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

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

Further information on fair value measurements and related matters is provided in Notes 1, 8, 19, 20 and 27 to the consolidated financial statements.

GE 2015 FORM 10-K 91

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

Further information is provided in Notes 2, 13 and 22 to the consolidated financial statements.
GE 2015 FORM 10-K 92

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. The ASU amends the consolidation guidance for VIEs and general partners' investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. Upon adoption of the amendment on January 1, 2016, we will deconsolidate certain entities where we no longer meet the definition of primary beneficiary under the revised guidance. The effect of deconsolidation on total assets and liabilities, net of our investment in these entities, is expected to be immaterial. We do not expect to consolidate any incremental entities as a result of adoption. As a result of the modified evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, we will have incremental disclosure of unconsolidated VIEs.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The ASU eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The effect that the ASU will have on our consolidated financial statements will be dependent upon any measurement-period adjustments identified in future periods.

ENVIRONMENTAL MATTERS

Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. We are involved in a number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to approximately $0.3 billion in 2015 and approximately $0.4 billion in each of the years 2014 and 2013. We presently expect that such remediation actions will require average annual expenditures of about $0.3 billion in 2016 and $0.2 billion in 2017.

In 2006, we entered into a consent decree with the Environmental Protection Agency (EPA) to dredge PCB-containing sediment from the upper Hudson River. The consent decree provided that the dredging would be performed in two phases. Phase 1 was completed in May through November of 2009. Following Phase 1, the EPA conducted a peer review of the project, made modifications and GE agreed to perform Phase 2. We increased our reserve by $0.8 billion in the fourth quarter of 2010 to account for the probable and estimable costs of completing Phase 2. Between 2012 and 2015, GE completed Phase 2 and the EPA confirms that all dredging has been performed in accordance with the aforementioned consent decree. As of December 31, 2015, the company retains sufficient reserves to address remaining operations and management obligations required for all post-dredging work.

As previously reported, in 2000, GE and the EPA entered into a consent decree relating to PCB cleanup of the Housatonic River in Massachusetts. In 2012, the EPA issued a status report describing potential conceptual approaches to a 10-mile stretch of the river downstream from a previously remediated area. In September 2015, the EPA released an intended final decision for the so called "Rest of River". This is not the EPA's final decision, rather, the consent decree provides for discussions and a detailed dispute resolution process between GE and the EPA, after which the EPA will issue its final decision. As of December 31, 2015, and based on its assessment of current facts and circumstances, GE believes that it has recorded adequate reserves to cover future obligations associated with an expected final remedy.
GE 2015 FORM 10-K 93

RESEARCH AND DEVELOPMENT

(In millions)	2015	2014	2013

Total R&D	$5,278	$5,273	$5,461
Less customer funded R&D (principally the U.S. Government)	(803)	(721)	(711)
Less partner funded R&D	(226)	(319)	(107)
GE funded R&D	$4,249	$4,233	$4,643

Aviation accounts for the largest share of GE's research and development expenditures with funding from both GE and external funds. Power and Healthcare also made significant expenditures funded primarily by GE.

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

Sales of goods and services to agencies of the U.S. Government as a percentage of revenues follow.

	2015	2014	2013

Total sales to U.S. Government agencies	3%	3%	4%
Aviation segment defense-related sales	2	3	3

GE 2015 FORM 10-K 94

SUPPLEMENTAL INFORMATION

FINANCIAL MEASURES THAT SUPPLEMENT U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES MEASURES (NON-GAAP FINANCIAL MEASURES)

We sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered "non-GAAP financial measures" under U.S. Securities and Exchange Commission rules. Specifically, we have referred, in various sections of this report, to:

	Industrial segment organic revenue growth
	Oil & Gas organic revenue and operating profit growth
	Operating and non-operating pension costs (income)
	Adjusted Corporate costs (operating)

GE pre-tax earnings from continuing operations, excluding GE Capital earnings from continuing operations and the corresponding effective tax rates, and the reconciliation of the U.S. federal statutory income tax rate to GE effective tax rate, excluding GE Capital earnings

	Operating earnings, operating EPS and Industrial operating earnings
	Industrial operating + Verticals earnings and EPS
	Industrial operating profit and operating margin (excluding Alstom)
	Industrial segment operating profit and operating margin (excluding Alstom)
	Industrial segment gross margin (excluding Alstom)
	Average GE shareowners' equity, excluding effects of discontinued operations
	Average GE Capital shareowners' equity, excluding effects of discontinued operations
	Industrial return on total capital (Industrial ROTC)
	Industrial cash flows from operating activities (Industrial CFOA)
	Free cash flow
	Ratio of adjusted debt to equity at GE Capital, net of liquidity
	Capital ending net investment (ENI), excluding liquidity
	GE Capital Tier 1 common ratio estimate

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

GE 2015 FORM 10-K 95

INDUSTRIAL SEGMENT ORGANIC REVENUE GROWTH

(Dollars in millions)	2015	2014	V%

Industrial segment revenues	$108,796	$109,727	(1)%
Less the effects of:
Acquisitions, business dispositions (other than dispositions of businesses acquired
for investment) and currency exchange rates	(2,479)	1,270
Industrial segment revenues excluding effects of acquisitions, business dispositions
(other than dispositions of businesses acquired for investment) and currency exchange
rates (Industrial segment organic revenues)	$111,276	$108,457	3%

(Dollars in millions)	2014	2013	V%

Industrial segment revenues	$109,727	$103,383	6%
Less the effects of:
Acquisitions, business dispositions (other than dispositions of businesses acquired
for investment) and currency exchange rates	1,870	2,175
Industrial segment revenues excluding effects of acquisitions, business dispositions
(other than dispositions of businesses acquired for investment) and currency exchange
rates (Industrial segment organic revenues)	$107,856	$101,208	7%

(Dollars in millions)	2013	2012	V%

Industrial segment revenues	$103,383	$102,548	1%
Less the effects of:
Acquisitions, business dispositions (other than dispositions of businesses acquired
for investment) and currency exchange rates	1,566	842
Industrial segment revenues excluding effects of acquisitions, business dispositions
(other than dispositions of businesses acquired for investment) and currency exchange
rates (Industrial segment organic revenues)	$101,816	$101,707	0%

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
GE 2015 FORM 10-K 96

OIL & GAS ORGANIC REVENUE GROWTH

(Dollars in millions)	2015	2014	V%

Oil & Gas segment revenue	$16,450	$19,085	(14)%
Less the effects of:
Acquisitions, business dispositions (other than
dispositions of businesses acquired for investment)
and currency exchange rates	(1,427)	349
Oil & Gas revenues excluding effects of acquisitions,
business dispositions (other than dispositions of
businesses acquired for investment) and currency
exchange rates (Oil & Gas organic revenue)	$17,878	$18,735	(5)%

OIL & GAS ORGANIC OPERATING PROFIT GROWTH

(Dollars in millions)	2015	2014	V%

Oil & Gas segment profit	$2,427	$2,758	(12)%
Less the effects of:
Acquisitions, business dispositions (other than
dispositions of businesses acquired for investment)
and currency exchange rates	(340)	18
Oil & Gas segment profit excluding effects of acquisitions,
business dispositions (other than dispositions of
businesses acquired for investment) and currency
exchange rates (Oil & Gas organic operating profit)	$2,768	$2,739	1%

Organic revenue and operating profit growth measure revenue and profit excluding the effects of acquisitions, business dispositions and currency exchange rates. We believe that these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and currency exchange, which activities are subject to volatility and can obscure underlying trends. Management recognizes that the terms "organic revenue growth" and "organic operating profit growth" may be interpreted differently by other companies and under different circumstances. Although this may have an effect on comparability of absolute percentage growth from company to company, we believe that these measures are useful in assessing trends of the Oil & Gas business and may therefore be a useful tool in assessing period-to-period performance trends.
GE 2015 FORM 10-K 97

OPERATING AND NON-OPERATING PENSION COSTS (INCOME)

(In millions)	2015	2014	2013

Service cost for benefits earned	$1,424	$1,205	$1,535
Prior service cost amortization	205	214	246
Curtailment loss	105	65	-
Operating pension cost	1,734	1,484	1,781

Expected return on plan assets	(3,302)	(3,190)	(3,500)
Interest cost on benefit obligations	2,778	2,745	2,460
Net actuarial loss amortization	3,288	2,565	3,664
Non-operating pension cost	2,764	2,120	2,624
Total principal pension plans cost	$4,498	$3,604	$4,405

We have provided the operating and non-operating components of cost for our principal pension plans. Operating pension cost comprise the service cost of benefits earned, prior service cost amortization and curtailment loss for our principal pension plans. Non-operating pension cost comprise the expected return on plan assets, interest cost on benefit obligations and net actuarial loss amortization for our principal pension plans. We believe that the operating components of pension cost better reflects the ongoing service-related cost of providing pension benefits to our employees. We believe that the operating and non-operating components of cost for our principal pension plans, considered along with the corresponding GAAP measure, provide management and investors with additional information for comparison of our pension plan cost and operating results with the pension plan cost and operating results of other companies.

ADJUSTED CORPORATE COSTS (OPERATING)

(In millions)	2015	2014	2013

Total Corporate Items and Eliminations	$(5,108)	$(6,225)	$(6,002)
Less non-operating pension cost	(2,764)	(2,120)	(2,624)
Total Corporate costs (operating)	$(2,344)	$(4,105)	$(3,378)
Less, NBCU LLC, restructuring and other charges, gains and NBCU settlement	(237)	(1,697)	(17)
Adjusted Corporate costs (operating)	$(2,107)	$(2,408)	$(3,361)

Operating corporate costs exclude non-service-related pension costs of our principal pension plans, which comprise interest costs, expected return on plan assets and amortization of actuarial gains/losses.  Service cost, prior service cost and curtailment loss components of our principal pension plans are included in operating corporate costs.  We believe that these components of pension cost better reflect the ongoing service-related costs of providing pension benefits to our employees.  Accordingly, we believe that our measure of operating corporate costs provides management and investors with a useful measure of the operational costs incurred outside of our businesses.  We believe that this measure, considered along with the corresponding GAAP measure, provides management and investors with additional information for comparison of our operating corporate costs to the operating corporate costs of other companies.

We also believe that adjusting operating corporate costs to exclude the effects of items that are not closely associated with ongoing corporate operations, such as earnings of previously divested businesses, gains and losses on disposed and held for sale businesses, restructuring and other charges, and a settlement provides management and investors with a meaningful measure that increases the period-to-period comparability of our ongoing corporate costs.

GE 2015 FORM 10-K 98

GE PRE-TAX EARNINGS FROM CONTINUING OPERATIONS, EXCLUDING GE CAPITAL EARNINGS FROM
CONTINUING OPERATIONS AND THE CORRESPONDING EFFECTIVE TAX RATES

(Dollars in millions)	2015	2014	2013

GE earnings from continuing operations before income taxes	$3,252	$11,119	$9,531
Less GE Capital earnings from continuing operations attributable to the Company	(7,672)	1,532	699
Less GE preferred dividend	18	-	-
Total	$10,906	$9,587	$8,832

GE provision for income taxes	$1,506	$1,634	$1,667
GE effective tax rate, excluding GE Capital earnings	13.8%	17.0%	18.9%

RECONCILIATION OF U.S. FEDERAL STATUTORY INCOME TAX RATE TO GE EFFECTIVE TAX RATE,
EXCLUDING GE CAPITAL EARNINGS

	2015	2014	2013

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Reduction in rate resulting from
Tax on global activities including exports	(15.8)	(13.9)	(7.9)
U.S. business credits	(1.2)	(1.1)	(2.8)
All other – net	(4.2)	(3.0)	(5.4)
	(21.2)	(18.0)	(16.1)
GE effective tax rate, excluding GE Capital earnings	13.8%	17.0%	18.9%

We believe that the GE effective tax rate is best analyzed in relation to GE earnings before income taxes excluding the GE Capital net earnings from continuing operations, as GE tax expense does not include taxes on GE Capital earnings. Management believes that in addition to the Consolidated and GE Capital tax rates shown in Note 14 to the consolidated financial statements, this supplemental measure provides investors with useful information as it presents the GE effective tax rate that can be used in comparing the GE results to other non-financial services businesses.

GE 2015 FORM 10-K 99

OPERATING EARNINGS AND OPERATING EPS

(In millions; except earnings per share)	2015	2014	2013

Earnings from continuing operations attributable to GE
common shareowners	$1,663	$9,535	$7,618
Adjustment (net of tax): non-operating pension costs (income)	1,797	1,378	1,705
Operating earnings	$3,460	$10,913	$9,323

Earnings per share – diluted(a)
Continuing earnings per share	$0.17	$0.94	$0.74
Adjustment (net of tax): non-operating pension costs (income)	0.18	0.14	0.17
Operating earnings per share	$0.35	$1.08	$0.90

(a)	Earnings-per-share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.

INDUSTRIAL OPERATING EARNINGS

(Dollars in millions)	2015	2014	2013

Earnings from continuing operations attributable to GE common shareowners	$1,663	$9,535	$7,618
Adjustments (net of tax): non-operating pension costs (income)	1,797	1,378	1,705
Operating earnings	3,460	10,913	9,323

Less GE Capital earnings (loss) from continuing operations attributable to the Company	(7,654)	1,532	699
Less effect of GE Capital preferred stock dividends	(330)	(322)	(298)

Operating earnings excluding GE Capital earnings (loss) from continuing operations
and the effect of GE Capital preferred stock dividends (Industrial operating earnings)	$11,443	$9,705	$8,922

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

GE 2015 FORM 10-K 100

INDUSTRIAL OPERATING + VERTICALS EARNINGS AND EPS

(Dollars in millions; except per share amounts)	2015	2014	2013

GE Capital earnings (loss) from continuing operations attributable
to GE common shareowners	$(7,983)	$1,209	$401
Less: Verticals earnings(a)	1,666	1,608	1,410
Other Capital	(9,649)	(399)	(1,009)

Industrial operating earnings	$11,443	$9,705	$8,922
Verticals earnings(a)	1,666	1,608	1,410
Industrial operating earnings + Verticals earnings	$13,109	$11,313	$10,332

Earnings (loss) per share - diluted(b)
Industrial operating EPS	$1.14	$0.96	$0.87
Verticals EPS	0.17	0.16	0.14
Industrial operating + Verticals EPS	$1.31	$1.12	$1.00

(a)
Verticals include businesses expected to be retained (GECAS, Energy Financial Services, Commercial Lending and Leasing and run-off insurance activities), including allocated corporate costs of $133 million, $233 million, and $233 million after tax for the years ended December 31, 2015, 2014 and 2013, respectively.

(b)	Earnings per share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.

As described above, Verticals represents the GE Capital businesses that we expect to retain. We believe that presenting Industrial operating + Verticals earnings-per-share amounts provides management and investors with a useful measure to evaluate the performance of the businesses we expect to retain after the disposition of most of our financial services business.

See below for a graphic presentation of the reconciliation between GAAP EPS from continuing operations to the Industrial operating + Verticals EPS.

INDUSTRIAL OPERATING + VERTICALS EARNINGS AND EPS(a)
	Industrial operating & Verticals $1.31 Non-operating pension & other Capital $(1.14)	Industrial operating & Verticals $1.12 Non-operating pension & other Capital $(0.18)	Industrial operating & Verticals $1.00 Non-operating pension & other Capital $(0.27)
GAAP Continuing EPS	$0.17	$0.94	$0.74

(a)	Earnings per share amounts are computed independently. As a result, the sum of per share amounts may not equal the total.

GE 2015 FORM 10-K 101

INDUSTRIAL OPERATING PROFIT AND OPERATING PROFIT MARGIN (EXCLUDING ALSTOM)

(Dollars in millions)	2015	2014	2013	2012	2011

Revenues
Total industrial segment revenues	$108,796	$109,727	$103,383	$102,548	$95,074

Corporate items and eliminations	(2,211)	(3,863)	(1,405)	(1,228)	3,145
Less: gains	1,497	91	1,981	1,801	5,686
Less: GE-GECC eliminations	(1,786)	(2,150)	(1,922)	(2,212)	(2,086)
Adjusted corporate items and eliminations	(1,922)	(1,804)	(1,464)	(817)	(455)
Total Industrial operating revenues	106,874	107,923	101,919	101,731	94,619
Less Alstom revenues	1,956	-	-	-	-
Total Industrial operating
revenues excluding Alstom	$104,918	$107,923	$101,919	$101,731	$94,619

Segment profit (loss)
Total industrial segment profit	$17,966	$17,764	$16,220	$15,487	$14,067

Corporate items and eliminations	(5,108)	(6,225)	(6,002)	(4,719)	(286)
Less: gains	1,497	91	1,975	1,801	4,535
Less: restructuring and other charges	(1,734)	(1,788)	(1,992)	(732)	(1,068)
Less: non-operating pension costs (pre-tax)	(2,764)	(2,120)	(2,624)	(2,132)	(1,057)
Adjusted corporate items and eliminations	(2,107)	(2,408)	(3,361)	(3,656)	(2,696)
Total Industrial operating profit	15,859	15,356	12,859	11,831	11,371
Less Alstom profit (loss)(a)	(154)	-	-	-	-
Total Industrial operating profit
excluding Alstom	$16,013	$15,356	$12,859	$11,831	$11,371
Total Industrial operating profit margin
excluding Alstom	15.3%	14.2%	12.6%	11.6%	12.0%
	.
(a)	Loss from operations of the power and grid businesses of Alstom during the period of our ownership.

We have presented our Industrial operating profit and operating profit margin excluding restructuring, gains, and GE-GE Capital eliminations as well as the results of our fourth quarter 2015 Alstom power and grid acquisition. We believe that Industrial operating profit and operating profit margin adjusted for restructuring, gains and GE-GE Capital eliminations as well as the Alstom impacts are meaningful measures because they increase the comparability of period-to-period results.

INDUSTRIAL SEGMENT OPERATING PROFIT AND OPERATING PROFIT MARGIN (EXCLUDING ALSTOM)

(Dollars in millions)	2015	2014	2013	2012	2011

Revenues
Total industrial segment revenues	$108,796	$109,727	$103,383	$102,548	$95,074
Less Alstom revenues	1,956	-	-	-	-
Total industrial segment
revenues excluding Alstom	$106,840	$109,727	$103,383	$102,548	$95,074

Segment operating profit (loss)
Total industrial segment operating profit	$17,966	$17,764	$16,220	$15,487	$14,067
Total industrial segment operating profit margin	16.5%	16.2%	15.7%	15.1%	14.8%

Less Alstom profit (loss)	$(154)	$-	$-	$-	$-
Total industrial segment operating profit
excluding Alstom	$18,120	$17,764	$16,220	$15,487	$14,067
Total industrial segment operating profit margin
excluding Alstom	17.0%	16.2%	15.7%	15.1%	14.8%
	.

We have presented our industrial segment operating profit and operating profit margin excluding the results of our fourth quarter 2015 Alstom power and grid acquisition. We believe that industrial segment operating profit and operating profit margin adjusted for the Alstom impacts are meaningful measures because they increase the comparability of period-to-period results.
GE 2015 FORM 10-K 102

INDUSTRIAL SEGMENT GROSS MARGIN (EXCLUDING ALSTOM)

(Dollars in millions)	2015	2014

Industrial Sales	$106,206	$107,308
Less: Corporate sales and eliminations	(1,858)	(1,767)
Industrial segment sales	108,064	109,075
Less: Alstom sales	1,953	-
Industrial segment sales excluding Alstom	$106,111	$109,075

Industrial cost of sales	$80,828	$81,876
Less: Corporate cost of sales and eliminations	2,026	1,775
Industrial segment cost of sales	78,802	80,101
Less: Alstom cost of sales	1,730	-
Industrial segment cost of sales excluding Alstom	$77,072	$80,101

Industrial segment gross margin	29,262	28,974
Industrial segment gross margin percentage	27.1%	26.6%

Industrial segment gross margin excluding Alstom	29,039	28,974
Industrial segment gross margin percentage excluding Alstom	27.4%	26.6%

We have presented our segment gross margin excluding the results of our fourth quarter 2015 Alstom power and grid acquisition. We believe that industrial segment gross margin adjusted for the Alstom impacts is a meaningful measure because it increases the comparability of period-to-period results.

Other measures excluding Alstom: We have also presented results of our Power, Renewable Energy and Energy Management segments excluding the effects of the fourth quarter Alstom power and grid acquisition.  These measurements included revenues, operating profit and margin excluding Alstom, the reconciliations for which are included in the segment sections within MD&A. We also presented Industrial SG&A as a percentage of sales excluding Alstom. We believe that these metrics adjusted for the Alstom impacts are meaningful measures because they increase the comparability of period-to-period results.

AVERAGE GE SHAREOWNERS' EQUITY, EXCLUDING EFFECTS OF DISCONTINUED OPERATIONS(a)

(In millions)	2015	2014	2013	2012	2011

Average GE shareowners' equity(a)	$111,140	$131,914	$124,501	$120,401	$122,289
Less the effects of the average net investment
in discontinued operations	27,910	45,455	44,948	41,399	38,130
Average GE shareowners' equity, excluding
effects of discontinued operations(b)	$83,230	$86,459	$79,553	$79,002	$84,159

(a)	On an annual basis, calculated using a five-point average.
(b)	Used for computing Industrial return on total capital (ROTC).

Our Industrial ROTC calculation excludes earnings (losses) of discontinued operations from the numerator because GAAP requires us to display those earnings (losses) in the Statement of Earnings. Those earnings (losses) from discontinued operations include an allocation of interest expense either directly attributable or related to discontinued operations. Net investment in discontinued operations is calculated as assets of discontinued operations less liabilities of discontinued operations, including an allocation of GE Capital debt. Our calculation of average GE shareowners' equity may not be directly comparable to similarly titled measures reported by other companies. We believe that it is a clearer way to measure the ongoing trend in return on total capital for the continuing operations of our businesses given the extent that discontinued operations have affected our reported results. We believe that this results in a more relevant measure for management and investors to evaluate performance of our continuing operations, on a consistent basis, and to evaluate and compare the performance of our continuing operations with the ongoing operations of other businesses and companies.

Definitions indicating how the above-named ratios are calculated using average GE shareowners' equity, excluding effects of discontinued operations, can be found in the Other Items and Measures section within the MD&A.
GE 2015 FORM 10-K 103

AVERAGE GE CAPITAL SHAREOWNERS' EQUITY, EXCLUDING EFFECTS OF DISCONTINUED OPERATIONS(a)

(In millions)	2015	2014	2013	2012	2011

Average GE Capital shareowners' equity(a)	$67,930	$85,370	$83,358	$79,873	$73,852
Less the effects of the average net
investment in discontinued operations	28,028	45,589	45,023	41,504	30,239

Average GE Capital shareowners' equity,
excluding effects of discontinued operations(b)	$39,902	$39,781	$38,335	$38,369	$43,613

(a)	On an annual basis, calculated using a five-point average.
(b)	Used for computing Industrial return on total capital (ROTC).

Our Industrial ROTC calculation excludes earnings (losses) of discontinued operations from the numerator because GAAP requires us to display those earnings (losses) in the Statement of Earnings. Our calculation of average GE Capital shareowners' equity may not be directly comparable to similarly titled measures reported by other companies. We believe that it is a clearer way to measure the ongoing trend in return on total capital for the continuing operations of our businesses given the extent that discontinued operations have affected our reported results. We believe that this results in a more relevant measure for management and investors to evaluate performance of our continuing operations, on a consistent basis, and to evaluate and compare the performance of our continuing operations with the ongoing operations of other businesses and companies.

INDUSTRIAL RETURN ON TOTAL CAPITAL (INDUSTRIAL ROTC)

(Dollars in millions)	2015	2014	2013	2012	2011

Earnings from continuing operations	$1,700	$9,490	$7,881	$8,816	$9,301
Less GE Capital earnings (loss) from continuing operations	(7,718)	1,537	716	1,378	1,493
Plus GE after-tax interest	1,262	1,026	865	880	845
Adjusted Industrial return	$10,680	$8,979	$8,030	$8,318	$8,653

Average GE shareholders' equity, excluding effects
of discontinued operations(a)	$83,230	$86,459	$79,553	$79,002	$84,159
Less average GE Capital's shareholders' equity,
excluding effects of discontinued operations(a)	39,902	39,781	38,335	38,369	43,613
Average Industrial shareholders' equity, excluding
effects of discontinued operations	43,328	46,678	41,218	40,633	40,546
Plus average debt(a)	18,465	15,770	13,665	12,908	10,734
Plus other, net(b)	1,536	1,743	1,367	(1,106)	5,682
Adjusted Industrial capital	$63,329	$64,191	$56,250	$52,435	$56,962

Industrial ROTC	16.9%	14.0%	14.3%	15.9%	15.2%

(a)	On an annual basis, calculated using a five-point average.
(b)	Includes average noncontrolling interests, calculated using a five-point average partially offset by the estimated value of assets held by GE to support GE Capital.

Our Industrial ROTC calculation excludes earnings (losses) of discontinued operations from the numerator. We believe that this is a clearer way to measure the ongoing trend in return on Industrial capital for the continuing operations of the business to the extent that discontinued operations have affected our reported results. Our Industrial shareowners' equity used in the denominator is adjusted for debt, redeemable noncontrolling interests, noncontrolling interests and the estimated value of assets held by the GE parent to support GE Capital. We believe that these adjustments provide a more meaningful denominator in measuring the return on our industrial businesses. Industrial ROTC was 16.9% in 2015 versus 14.0% in 2014 and 14.3% in 2013. In 2015, a 19% increase in the adjusted Industrial return was combined with a 1% decrease in the adjusted Industrial capital. This decrease in capital was principally driven by share buybacks and foreign currency translation exposure due to the strengthening U.S dollar. Our calculation of the return on Industrial capital may not be directly comparable to similarly titled measures reported by other companies. We believe that the adjustments described above result in a more relevant measure for management and investors to evaluate performance of our Industrial continuing operations, on a consistent basis, and to evaluate and compare the performance of our Industrial continuing operations with the continuing operations of other businesses and companies.
GE 2015 FORM 10-K 104

INDUSTRIAL CASH FLOWS FROM OPERATING ACTIVITIES (INDUSTRIAL CFOA)

(In millions)	2015	2014	2013

Cash from GE's operating activities, as reported	$16,354	$15,171	$14,255
Less dividends from GE Capital	4,300	3,000	5,985
Cash from GE's operating activities, excluding dividends
from GE Capital (Industrial CFOA)	$12,054	$12,171	$8,270

We refer to cash generated by our industrial businesses as "Industrial CFOA," which we define as GE's cash from continuing operating activities less the amount of dividends received by GE from GE Capital. This includes the effects of intercompany transactions, including GE customer receivables sold to GE Capital; GE Capital services for trade receivables management and material procurement; buildings and equipment (including automobiles) leased between GE and GE Capital; information technology (IT) and other services sold to GE Capital by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GE Capital from third-party producers for lease to others; and various investments, loans and allocations of GE corporate overhead costs. We believe that investors may find it useful to compare GE's operating cash flows without the effect of GE Capital dividends, since these dividends are not representative of the operating cash flows of our industrial businesses and can vary from period-to-period based upon the results of the financial services businesses. Management recognizes that these measures may not be comparable to cash flow results of companies that contain both industrial and financial services businesses, but believes that this comparison is aided by the provision of additional information about the amounts of dividends paid by our financial services business and the separate presentation in our financial statements of the Financial Services (GE Capital) cash flows. We believe that our measures of Industrial CFOA provide management and investors with useful measures to compare the capacity of our industrial operations to generate operating cash flows with the operating cash flows of other non-financial businesses and companies and as such provide useful measures to supplement the reported GAAP CFOA measure.

FREE CASH FLOW

(In millions)	2015	2014	2013

Cash from GE's operating activities (continuing operations)	$16,354	$15,171	$14,255
Less GE additions to property, plant and equipment	3,785	3,970	3,680
Plus GE dispositions of property, plant and equipment	939	615	381
Free cash flow	13,508	11,816	10,956
Plus GE proceeds from principal business dispositions	1,725	602	1,316
Free cash flow plus dispositions	15,233	12,418	12,272

We define free cash flow as GE's cash from operating activities (continuing operations) less GE additions to property, plant and equipment and plus GE dispositions of property, plant and equipment, which are included in cash flows from investing activities. We believe that free cash flow is a useful financial metric to assess our ability to pursue opportunities to enhance our growth. We also believe that presenting free cash flow separately for our industrial businesses provides management and investors with useful information about the trends of our industrial businesses and enables a more direct comparison to other non-financial businesses and companies. We also believe that presenting free cash flow plus proceeds from business dispositions provides investors with useful information about the company's actual performance against performance targets. Management recognizes that the term free cash flow may be interpreted differently by other companies and under different circumstances. Although this may have an effect on comparability of absolute percentage growth from company to company, we believe that these measures are useful in assessing trends of the respective businesses or companies and may therefore be a useful tool in assessing period-to-period performance trends.

GE 2015 FORM 10-K 105

RATIO OF ADJUSTED DEBT TO EQUITY AT GE CAPITAL, NET OF LIQUIDITY

December 31 (Dollars in millions)	2015	2014	2013	2012	2011

GE Capital debt	$180,795	$245,992	$284,686	$316,186	$364,266
Add debt of businesses held for sale
and discontinued operations	31,075	105,923	86,692	81,256	79,091
Adjusted GE Capital debt	211,870	351,915	371,379	397,442	443,357
Less liquidity(a)	70,497	55,361	65,492	52,810	69,219
Less cash of businesses held for
sale and discontinued operations	20,395	20,991	9,617	9,308	7,754
	$120,978	$275,563	$296,269	$335,324	$366,384

GE Capital equity	$46,227	$87,499	$82,694	$81,889	$77,110

Ratio	2.62:1	3.15:1	3.58:1	4.09:1	4.75:1

(a)	Liquidity includes cash and equivalents and $10.4 billion of high quality interest bearing deposits at December 31, 2015.

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

CAPITAL ENDING NET INVESTMENT (ENI), EXCLUDING LIQUIDITY

December 31 (In billions)	2015	2014(a)

Financial Services (GE Capital) total assets	$312.1	$494.0
Adjustment: deferred income taxes	4.6	6.2
GE Capital total assets	316.7	500.2
Less assets of discontinued operations	120.9	1.2
Less non-interest bearing liabilities	43.3	60.5
Capital ENI	152.4	438.5
Less liquidity(b)	70.5	75.5
Capital ENI, excluding liquidity	$81.9	$363.0

Discontinued operations, excluding liquidity	85.0	(0.1)
Capital ENI (excluding liquidity) including discontinued operations	$166.9	362.9

(a)	As originally reported.
(b)	Liquidity includes cash and equivalents and $10.4 billion of high quality interest bearing deposits at December 31, 2015.

We use ENI to measure the size of our Capital segment. We believe that this measure is a useful indicator of the capital (debt or equity) required to fund a business as it adjusts for non-interest bearing current liabilities generated in the normal course of business that do not require a capital outlay. We also believe that by excluding liquidity, we provide a meaningful measure of assets requiring capital to fund our Capital segment as a substantial amount of liquidity resulted from debt issuances to pre-fund future debt maturities and will not be used to fund additional assets. Liquidity consists of cash and equivalents and certain high quality interest bearing deposits. As a general matter, investments included in liquidity are expected to be highly liquid, giving us the ability to readily convert them to cash. Providing this measure will help investors measure how we are performing against our previously communicated goal to reduce the size of our financial services business.
GE 2015 FORM 10-K 106

GE CAPITAL TIER 1 COMMON RATIO ESTIMATE(a)

December 31 (Dollars in billions)	2015	2014

Shareowners' equity(b)	$46.2	$87.5
Adjustments:
Preferred equity	(5.0)	(4.9)
Goodwill and other intangible assets	(5.2)	(25.6)
Other additions (deductions)	0.3	1.0
GE Capital Tier 1 common	36.4	58.0
Estimated risk-weighted assets(c)	251.1	445.9
GE Capital Tier 1 common ratio estimate	14.5%	13.0%

(a)	Includes discontinued operations.
(b)	Total equity excluding noncontrolling interests.
(c)	Based on Basel 3 risk-weighted assets estimates.

The GE Capital Tier 1 common ratio estimate is the ratio of Tier 1 common equity to total risk-weighted assets as calculated based on our interpretation of the standardized U.S. Basel 3 capital rules on a transitional basis, which is subject to review and consultation with our regulators. As such, the methodology of calculating this ratio may be refined over time as we discuss its interpretation and application with our regulators. As of December 31, 2015, we are not required by our regulators to disclose this capital ratio, and therefore this capital ratio is considered a non-GAAP financial measure. We believe that this estimated capital ratio is a useful measure to investors because it is widely used by analysts and regulators to assess the capital position of financial services companies.
GE 2015 FORM 10-K 107

OTHER FINANCIAL DATA

SELECTED FINANCIAL DATA
(Dollars in millions; per-share amounts in dollars)	2015	2014	2013	2012	2011
General Electric Company and Consolidated Affiliates
Revenues and other income	$117,386	$117,184	$113,245	$112,588	$110,062
Earnings from continuing operations attributable to the Company	1,681	9,535	7,618	8,646	9,113
Earnings (loss) from discontinued operations, net of taxes,
attributable to the Company	(7,807)	5,698	5,439	4,995	5,039
Net earnings (loss) attributable to the Company	(6,126)	15,233	13,057	13,641	14,152
Dividends declared(a)	9,161	8,948	8,060	7,372	7,498
Return on average GE shareowners' equity(b)	1.6%	10.8%	9.5%	10.9%	10.7%
Per common share
Earnings from continuing operations – diluted	$0.17	$0.94	$0.74	$0.82	$0.76
Earnings (loss) from discontinued operations – diluted	(0.78)	0.56	0.53	0.47	0.47
Net earnings (loss) – diluted	(0.61)	1.50	1.27	1.29	1.23
Earnings from continuing operations – basic	0.17	0.95	0.74	0.82	0.76
Earnings (loss) from discontinued operations – basic	(0.78)	0.57	0.53	0.47	0.48
Net earnings (loss) – basic	(0.62)	1.51	1.28	1.29	1.24
Dividends declared	0.92	0.89	0.79	0.70	0.61
Stock price range	31.49 -19.37	27.94-23.69	28.09-20.68	23.18-18.02	21.65-14.02
Year-end closing stock price	31.15	25.27	28.03	20.99	17.91
Cash and equivalents	70,483	70,025	79,175	68,225	77,018
Total assets of continuing operations	371,741	331,425	333,896	339,725	349,103
Total assets	492,692	654,954	663,247	691,492	723,907
Long-term borrowings	145,301	186,596	217,516	229,479	236,003
Common shares outstanding – average (in thousands)	9,944,179	10,044,995	10,222,198	10,522,922	10,591,146
Common shareowner accounts – average	470,000	490,000	512,000	537,000	570,000
Employees at year end
United States	125,000	136,000	135,000	134,000	131,000
Other countries	208,000	169,000	172,000	171,000	170,000
Total employees(c)	333,000	305,000	307,000	305,000	301,000
GE data
Short-term borrowings(d)	$19,799	$3,872	$1,841	$6,041	$2,184
Long-term borrowings(d)	83,770	12,468	11,515	11,428	9,405
Redeemable noncontrolling interests	2,972	98	178	214	229
Noncontrolling interests	1,378	825	835	777	1,006
GE shareowners' equity	98,274	128,159	130,566	123,026	116,438
Total capital invested	$206,192	$145,422	$144,936	$141,486	$129,262
Industrial return on total capital(b)*	16.9%	14.0%	14.3%	15.9%	15.2%
Borrowings as a percentage of total capital invested(b)	50.2%	11.2%	9.2%	12.3%	9.0%
GE Capital data
Revenues	$10,801	$11,320	$11,267	$11,268	$11,843
Earnings (loss) from continuing operations attributable to GE Capital	(7,654)	1,532	699	1,368	1,469
Earnings (loss) from discontinued operations, net of taxes,
attributable to GE Capital	(7,485)	5,860	5,540	4,901	5,144
Less net earnings (loss) attributable to noncontrolling interests,
discontinued operations	312	157	36	53	104
Net earnings (loss) attributable to GE Capital	(15,450)	7,234	6,204	6,216	6,510
Net earnings (loss) attributable to GE Capital common shareowner	(15,780)	6,912	5,906	6,092	6,510
GE Capital shareowners' equity	46,227	87,499	82,694	81,889	77,110
Total borrowings(e)	180,795	245,992	284,686	316,186	364,266
Ratio of debt to equity at GE Capital(f)	3.91:1	2.81:1	3.44:1	3.86:1	4.72:1
Total assets(g)	$312,125	$500,589	$518,731	$539,844	$583,388
Transactions between GE and GE Capital have been eliminated from the consolidated information.
(a)	Included $18 million of preferred stock dividends in 2015 and $1,031 million of preferred stock dividends ($806 million related to our preferred stock redemption) in 2011.
(b)	Indicates terms are defined in the Other Items and Measures section within the MD&A.
(c)	For 2015, includes 55,500 employees as a result of the Alstom acquisition.
(d)	Excluding assumed debt of GE Capital, GE total borrowings is $18,455 million.
(e)	Included $85,114 million of GE Capital debt assumed by GE and maintained as intercompany payable to GE at December 31, 2015.
(f)
Ratios of 2.62:1, 3.15:1, 3.58:1, 4.09:1, and 4.75:1 for 2015, 2014, 2013, 2012 and 2011, respectively, net of liquidity*. For purposes of these ratios, cash and debt balances have been adjusted to include amounts classified as assets and liabilities of businesses held for sale and discontinued operations.

(g)	GE Capital's total assets includes deferred income tax liabilities, which are presented within assets for purposes of our consolidating balance sheet presentation.
*Non-GAAP Financial Measure
GE 2015 FORM 10-K 108

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

				Approximate
				dollar value
			Total number	of shares that
			of shares	may yet be
			purchased	purchased
			as part of	under our
	Total number	Average	our share	share
	of shares	price paid	repurchase	repurchase
Period	purchased(a)	per share	program(b)	program(b)
(Shares in thousands)

2015
October	895	$28.24	846
November	672,357	$30.36	910
December	98,922	$30.62	98,835
Total	772,174	$30.39	100,591	$46.7	billion

(a)	This category included 583 thousand shares repurchased from our various benefit plans. On November 17, 2015, GE accepted 671,366,809 shares of GE common stock at a price of $30.36 per share in exchange for shares of Synchrony Financial common stock that it owned.
(b)	Shares were repurchased through the 2015 GE Share Repurchase Program (the Program). As of December 31, 2015, we were authorized to repurchase up to $50 billion of our common stock through 2018 and we had repurchased a total of approximately $3.3 billion under the Program. The Program is flexible and shares will be acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public.

GE 2015 FORM 10-K 109

REGULATIONS AND SUPERVISION

GE Capital is a nonbank SIFI and as a result subject to FRB supervision. With the completion of the Synchrony Financial split-off, and the FRB's subsequent approval of GE Capital's application to deregister as a saving and loan holding company, GE Capital is no longer a savings and loan holding company.

On July 20, 2015 the Federal Reserve published a final order applying enhanced prudential standards to GE Capital as a nonbank SIFI.

The final order staggers the application of the enhanced prudential standards with the first set of standards becoming applicable on January 1, 2016 and the second set becoming applicable on January 1, 2018. Under the standards applicable on January 1, 2016 GE Capital became subject to the FRB's capital adequacy framework using the standardized approach to calculate risk weighted assets. GE Capital also became subject to a liquidity coverage ratio (LCR) of 90% until December 31, 2016. After December 31, 2016, GE Capital will need to maintain 100% LCR coverage.

If GE Capital is still a nonbank SIFI on January 1, 2018 the second set of enhanced prudential standards will apply. These standards include stress testing and capital planning requirements under the FRB's more formal comprehensive capital analysis and review (CCAR) regulations, enhanced leverage ratio requirements, enhanced governance requirements, daily liquidity calculations, additional reporting requirements and a market terms requirement for transactions between GE and GE Capital.

While the enhanced prudential standards do not subject GE Capital to the Federal Reserve's capital plan rule applicable to large bank holding companies until the capital planning cycle beginning January 1, 2018, GE Capital conducts at a minimum an annual review of their capital adequacy prior to establishing a plan for dividends to us, the parent. This review is based on a forward-looking assessment of their material enterprise risks and involves the consideration of a number of factors. This analysis also includes an assessment of their capital and liquidity levels, as well as incorporating risk management and governance considerations. The most recent capital adequacy review, which contemplated the GE Capital Exit Plan, was approved by the GE Capital board of directors and the GE Board of Directors Risk Committee in October 2015. While a nonbank SIFI like GE Capital is currently not required to obtain FRB approval to pay a dividend, it may not, under FRB regulations, conduct its operations in an unsafe or unsound manner.

As a nonbank SIFI, GE Capital is also required to submit an annual resolution plan to the FRB and Federal Deposit Insurance Corporation (FDIC). GE Capital submitted its first resolution plan to the FRB and FDIC on June 30, 2014 and feedback was provided on July 28, 2015. GE Capital's second Resolution Plan was submitted to the FRB and FDIC on December 31, 2015. GE Capital's resolution plan describes how GE Capital could be resolved under existing insolvency regimes in a manner that mitigates potential disruption to the U.S. financial system and the global financial markets without the use of government support or taxpayer funds. If the FRB and FDIC determine that their resolution plan is deficient, the DFA authorizes the FRB and FDIC to impose more stringent capital, leverage or liquidity requirements on GE Capital or restrict their growth or activities until they submit a plan remedying the deficiencies. If the FRB and FDIC ultimately determine that GE Capital has not adequately addressed the deficiencies, they could order GE Capital to divest assets or operations in order to facilitate their orderly resolution in the event of their failure.

GE Capital is also subject to the Volcker Rule, which U.S. regulators finalized on December 10, 2013. The rule prohibits companies that are affiliated with U.S. insured depository institutions from engaging in "proprietary trading" or acquiring or retaining ownership interest in, or sponsoring or engaging in certain transactions with, a "hedge fund" or a "private equity fund." Proprietary trading and fund investing, as prohibited by the rule, are not core activities for GE Capital.

As previously discussed, on April 10, 2015, the company announced the GE Capital Exit Plan to reduce the size of its financial services businesses. GE has discussed the GE Capital Exit Plan, with its regulators and staff of the FSOC and plans to file its application with the FSOC in early 2016 to terminate the FSOC's designation of GE Capital as a nonbank SIFI.

In addition, in connection with the December 2015 reorganization described in The GE Capital Exit Plan section of the MD&A, GE Capital's international operations were consolidated under a new international holding company, GE Capital International Holdings Limited. GE Capital International Holdings Limited is a wholly owned subsidiary of GE Capital with its own capital structure, and it is supervised by the U.K. Prudential Regulation Authority (PRA). The PRA's supervision includes capital and liquidity standards that could impact the payment of dividends to GE Capital, and GE Capital International Holdings Limited will remain subject to such supervision even if GE Capital's designation as a nonbank SIFI is terminated.
GE 2015 FORM 10-K 110

RISK MANAGEMENT

How We Oversee & Manage Enterprise Risk

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
AUDIT CHAIR
RISK CHAIR
GE CAPITAL BOARD
GE CHIEF AUDIT EXECUTIVE
GE CAPITAL CHIEF AUDIT EXECUTIVE
GE CAPITAL CRO
GE CAPITAL HEAD OF CREDIT REVIEW
CORPORATE AUDIT STAFF & GE CAPITAL AUDIT
Have principal responsibility for monitoring financial reporting and internal control matters at GE and GE Capital
POLICY COMPLIANCE REVIEW BOARD
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
STRATEGIC RISK
OPERATIONAL RISK
FINANCIAL RISK
LEGAL & COMPLIANCE RISK
functional reporting
informational reporting

Refer to GE's 2016 Proxy Statement for Board committee changes effective March 1, 2016.

GE 2015 FORM 10-K 111

A disciplined approach to risk is important in a diversified organization like ours in order to ensure that we are executing according to our strategic objectives and that we only accept risk for which we are adequately compensated. We evaluate risk at the individual transaction level, and evaluate aggregated risk at the customer, industry, geographic and collateral-type levels, where appropriate. This section describes our risk management practices during 2015; refer to GE's Proxy Statement for Board committee changes effective March 1, 2016.

RESPONSIBILITIES

GE BOARD OF DIRECTORS

The GE Board of Directors (Board) has oversight for risk management with a focus on the most significant risks facing the Company, including strategic, operational, financial and legal and compliance risks. At the end of each year, management and the Board jointly develop a list of major risks that GE plans to prioritize in the next year. Throughout the year, the Board and the committees to which it has delegated responsibility dedicate a portion of their meetings to review and discuss specific risk topics in greater detail. Significant risks are presented and discussed in the context of the CEO's report on operations to the Board at regularly scheduled Board meetings and at presentations to the Board and its committees by the vice chairmen, chief risk officers (CROs), general counsel and other employees.

COMMITTEES

The Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

THE AUDIT COMMITTEE oversees the policies, processes and risks relating to the financial statements, the financial reporting process, compliance, auditing and cybersecurity. The Audit Committee, discusses with management the Company's risk assessment and risk management practices and, when reviewing and approving the annual audit plan for the Company's and GE Capital's internal audit functions, prioritizes audit focus areas based on their potential risk. The Audit Committee also coordinates closely with the Risk Committee and periodically meets jointly with the Risk Committee and the GE Capital Board.

THE GOVERNANCE & PUBLIC AFFAIRS COMMITTEE oversees risk related to the Company's governance structure and processes and risks arising from related-person transactions. It also reviews and discusses with management risks related to GE's public policy initiatives and activities and positions on corporate social responsibilities, and it oversees the Company's environmental, health and safety compliance and related risks.

THE MANAGEMENT DEVELOPMENT & COMPENSATION COMMITTEE oversees risk associated with management resources and structure, succession planning and management development and selection processes, and it reviews executive compensation practices at GE and GE Capital to confirm that pay arrangements incentivize leaders to improve the Company's competitive position without encouraging excessive risk taking. The Management Development and Compensation Committee reviews and discusses, at least annually, the relationship between risk management policies and practices, corporate strategy and senior executive compensation.

THE RISK COMMITTEE assists the Board in its oversight of the Company's risk management framework. Its role also includes the independent oversight of GE Capital, including the adequacy and effectiveness of GE Capital's risk management function and the GE Capital Exit Plan, and the Risk Committee regularly meets jointly with the GE Capital Board throughout the year. Significant risks are also discussed in full Board updates, Audit Committee updates and during director business visits.

THE SCIENCE & TECHNOLOGY COMMITTEE oversees the direction and effectiveness of the Company's R&D operations. It also reviews the Company's technology and innovation strategies and approaches, including the impact on the Company's performance, growth and competitive position. The Science & Technology Committee assists the Board in overseeing GE's investments and initiatives in science, technology and software and reviews science and technology trends that could significantly affect the Company and the industries in which it operates.

GE 2015 FORM 10-K 112

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

The Corporate Risk Function is responsible for overseeing and coordinating risk assessment and mitigation on an enterprise-wide basis. It is responsible for the identification of key business risks, providing for appropriate oversight of the businesses' management of these risks within GE Board guidelines, and enforcement through policies and procedures.

OPERATING REVIEWS

CORPORATE AUDIT STAFF & GE CAPITAL AUDIT are responsible for reviewing the governance, processes, controls and accuracy of GE's and GE Capital's financial and compliance reporting.

THE POLICY COMPLIANCE REVIEW BOARD is a management-level committee that further assists in assessing and mitigating risk. The Policy Compliance Review Board, members of which participated in eight compliance operating reviews in 2015, is chaired by the Company's general counsel and includes the Chief Financial Officer and other senior-level functional leaders. It has principal responsibility for monitoring compliance matters across the Company.

GE BLUEPRINT REVIEWS are integrated business planning reviews across GE that evaluate strategic objectives, operating and organizational performance, and enterprise risks. Blueprint reviews are held at least four times per year and include the most senior GE business leaders.

GE CAPITAL'S ENTERPRISE RISK MANAGEMENT COMMITTEE oversees the implementation of GE Capital's risk appetite, and senior management's establishment of appropriate systems to ensure enterprise risks are effectively identified, measured, monitored, and controlled. Additional information on GE Capital's Enterprise Risk Management Committee can be found in the GE Capital Risk Management and Mitigation section below.

RISK MANAGERS

Risk assessment and risk management are the responsibility of management and are carried out through risk managers who are operationally integrated into each of our businesses. These risk managers bring deep domain expertise to the businesses' operations and core processes. Both risk managers and the business leadership teams have specific, enterprise risk focused goals and objectives that are aligned with our overall risk framework.

RISK MITIGATION & COMMUNICATION

Risks identified through our risk management processes are prioritized and, depending on the probability and severity of the risk, escalated as appropriate. Senior management discusses these risks periodically and assigns responsibility for them to the businesses. The assigned owners continually monitor, evaluate and report on risks for which they bear responsibility. Enterprise risk leaders within each business and corporate function are responsible to present risk assessments and key risks to senior management at least annually. We have general response strategies for managing risks, which categorize risks according to whether the Company will avoid, transfer, reduce or accept the risk. These response strategies are tailored to ensure that risk levels are within the Company's risk appetite.

GE 2015 FORM 10-K 113

Depending on the nature of the risk involved and the particular business or function affected, we use a wide variety of risk mitigation strategies, including delegations of authority, standardized processes and strategic planning reviews, operating reviews, insurance, and hedging. As a matter of policy, we generally hedge the risk of fluctuations in foreign currency exchange rates, interest rates and commodity prices. Our service businesses employ a comprehensive tollgate process leading up to and through the execution of a contractual service agreement to mitigate legal, financial and operational risks. Furthermore, we centrally manage some risks by purchasing insurance, the amount of which is determined by balancing the level of risk retained or assumed with the cost of transferring risk to others. We manage the risk of fluctuations in economic activity and customer demand by monitoring industry dynamics and responding accordingly, including by adjusting capacity, implementing cost reductions and engaging in mergers, acquisitions and dispositions.

GE CAPITAL RISK MANAGEMENT & MITIGATION

GE Capital promotes a strong culture of risk management, combined with a risk framework that effectively supports appropriate risk awareness, behaviors and sound risk-based decision making. GE Capital's risk framework recognizes that effective and comprehensive risk management must include three distinct lines of defense made up of GE Capital's business units, Corporate Risk Management and internal audit function.

Business units own and manage risk as a first line of defense with deep risk expertise. The GE Capital Corporate Risk Management function provides independent oversight and challenge as a second line of defense. The senior risk professionals have, on average, over 30 years of experience. GE Capital Audit provides the third line of defense.

Corporate Risk Management leverages the risk infrastructure in each of GE Capital's business units, which have adopted an approach that corresponds to GE Capital's overall risk policies, procedures and review mechanisms. GE Capital's risk infrastructure is designed to manage all risks relevant to its business environment that, if they materialized, could prevent GE Capital from achieving its risk objectives or result in losses. These risks comprise GE Capital's enterprise risk universe, which includes the following risks: strategic, liquidity, credit and investment, market, compliance and operational (including financial, information technology, human resources and legal). Reputational risk is considered and managed across each of the categories.

GE Capital continues to enhance its risk management processes consistent with the heightened supervisory expectations applicable to it as a nonbank SIFI. As a result, GE Capital is executing on strategic programs and an extensive number of deliverables to improve data and reporting systems, risk and governance processes and other enterprise initiatives including capital planning, models, valuations and regulatory reporting.

The GE Risk Committee and GE Capital Board establish GE Capital's risk appetite and oversee its risk management framework and risk assessment and management processes.  All participants in the GE Capital risk management process must comply with approval limits established by the GE Risk Committee and the GE Capital Board or within the business units pursuant to delegations of authority, and the GE Risk Committee and the GE Capital Board retain approval authority for significant acquisitions, dispositions, borrowings and investments.

GE Capital's Enterprise Risk Management Committee (ERMC), which comprises the most senior leaders of GE Capital, oversees the implementation of GE Capital's risk appetite, and senior management's establishment of appropriate systems (including policies, procedures, and management committees) to ensure enterprise risks are effectively identified, measured, monitored, and controlled. The ERMC has delegated the management of specific risks to various sub-committees, including the Operational Risk Management Committee, Asset-Liability Committee, Capital Planning Committee, Allowance and Valuation Risk Committee, Credit and Investment Risk Committee, Model Risk Management Committee, New Product Introduction Committee and Compliance Committee. A similar committee structure, where appropriate, is replicated at the business unit level.

The GE Risk Committee and the GE Capital Board periodically review and approve key risk management policies and they meet with GE Capital senior management throughout the year. At these meetings, GE Capital senior management focuses on the risk issues, strategy and governance of the business.

GE 2015 FORM 10-K 114

GE Capital's Corporate Risk function, in consultation with the ERMC, updates GE Capital's Enterprise Risk Appetite Statement annually. This document articulates the enterprise risk objectives, its key universe of risks and the supporting limit structure. GE Capital's risk appetite is determined relative to its desired risk objectives, including, but not limited to, credit ratings, capital levels, liquidity management, regulatory assessments, earnings, dividends and compliance. GE Capital determines its risk appetite through consideration of portfolio analytics, including stress testing and economic capital measurement, experience and judgment of senior risk officers, current portfolio levels, strategic planning, and regulatory and rating agency expectations.

The Enterprise Risk Appetite Statement is presented to the GE Risk Committee and the GE Capital Board for review and approval at least annually. On a quarterly basis, the status of GE Capital's performance against these limits is reviewed by the GE Risk Committee, the GE Capital Board and the ERMC.

GE Capital monitors its capital adequacy including through economic capital, regulatory capital, scenario analysis and enterprise stress testing methodologies. GE Capital's economic capital methodology uses internal models to estimate potential unexpected losses across different portfolios with a confidence level equivalent to an A credit agency rating. GE Capital is also subject to the FRB's capital adequacy framework using the standardized approach to calculate risk-weighted assets, and it uses scenario analysis and stress testing for risk, liquidity and capital adequacy assessment and management purposes and as an integral part of GE Capital's overall planning processes. Scenario analysis and stress testing results inform key strategic portfolio decisions such as the amount of capital required to maintain minimum expected regulatory capital levels in severe but plausible stresses, capital allocation, assist in developing the risk appetite and limits and help in assessing product specific risk to guide the development and modification of product structures. The GE Risk Committee and the GE Capital Board review these results and their expected impact on capital levels and metrics. The GE Risk Committee and the GE Capital Board are responsible for overseeing overall capital adequacy, and the capital adequacy process, as well as approving GE Capital's annual capital plan and capital actions. If GE Capital is still a non-bank SIFI on January 1, 2018, it will also become subject to stress testing and capital planning requirements under the FRB's more formal comprehensive capital analysis and review (CCAR) regulations, enhanced leverage ratio requirements, enhanced governance requirements, daily liquidity calculations, additional reporting requirements and a market terms requirement for transactions between GE and GE Capital.

For additional information about our risks, see the Risk Factors, Regulations and Supervision and Critical Accounting Estimates sections within the MD&A.
GE 2015 FORM 10-K 115

RISK FACTORS

The following discussion of risk factors contains "forward-looking statements," as discussed in the Forward-Looking Statements section. These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) section and the consolidated financial statements and related notes.

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
We operate in virtually every part of the world and serve customers in approximately 180 countries. In 2015, approximately 55% of our revenue was attributable to activities outside the United States. Our operations and the execution of our business plans and strategies are subject to the effects of global competition and geopolitical risks. They are also affected by local economic environments, including inflation, recession, currency volatility, currency controls and actual or anticipated default on sovereign debt. Political changes, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location. While some of these global economic and political risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful, and our ability to engage in such mitigation may decrease or become even more costly as a result of more volatile market conditions.

M&A/restructuring - The success of our business depends on achieving our strategic objectives, including through acquisitions, joint ventures, dispositions and restructurings.
With respect to acquisitions, joint ventures and restructuring actions, we may not achieve expected returns and other benefits as a result of various factors, including integration and collaboration challenges, such as personnel and technology. In addition, we may not achieve anticipated cost savings from restructuring actions, which could result in lower margin rates. For example, our anticipated returns from the Alstom acquisition include cost and growth synergy benefits over a multi-year period that we may not fully realize. We also participate in a number of joint ventures with other companies or government enterprises in various markets around the world, including joint ventures where we may have a lesser degree of control over the business operations, which may expose us to additional operational, financial, legal or compliance risks. We are selling financial assets and businesses in numerous transactions in connection with the GE Capital Exit Plan, and we also continue to evaluate the potential disposition of other assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or executing alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives. Alternatively, we may dispose of a business at a price or on terms that are less than we had anticipated, or with the exclusion of assets that must be divested or run off separately. After reaching an agreement with a buyer or seller for the acquisition or disposition of a business, such as the proposed sale of Appliances to Haier, the transaction remains subject to necessary regulatory and governmental approvals on acceptable terms as well as the satisfaction of pre-closing conditions, which may prevent us from completing the transaction. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, transition service agreements, guarantees, indemnities or other current or contingent financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside our control could affect our future financial results.
GE 2015 FORM 10-K 116

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
We produce highly sophisticated products and provide specialized services for both our and third-party products that incorporate or use leading-edge technology, including both hardware and software. While we have built extensive operational processes to ensure that our product design, manufacture and servicing, and other services that we provide, meet the most rigorous quality standards, there can be no assurance that we or our customers or other third parties will not experience operational process failures or other problems, including through cyber attacks and other intentional acts, that could result in potential product, safety, regulatory or environmental risks. Despite the existence of crisis management or business continuity plans, operational failures or quality issues, including as a result of organizational changes, attrition or labor relations, could have a material adverse effect on our business, reputation, financial position and results of operations. For projects where we take on the full scope of engineering, procurement, construction or other services, the potential risk is greater that operational, quality or other issues at particular projects could adversely affect GE's results of operations. In addition, the markets in which we operate are subject to technological change and require skilled talent. Our long-term operating results depend substantially upon our ability to continually develop, introduce, and market new and innovative products and services, to modify existing products and services, to customize products and services, to respond to technological change and to deliver products, services and outcomes in line with our projected performance and/or cost estimates.

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

GE 2015 FORM 10-K 117

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
The business and operating results of our industrial businesses have been, and will continue to be, affected by worldwide economic conditions, including conditions in the air and rail transportation, power generation, oil and gas, renewables, healthcare, home building and other major industries we serve. Existing or potential customers may delay or cancel plans to purchase our products and services, including large infrastructure projects, and may not be able to fulfill their obligations to us in a timely fashion as a result of business deterioration, cash flow shortages, low oil prices or difficulty obtaining financing due to slower global economic growth and other challenges affecting the global economy. In particular, the airline industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and international economies. An extended period of slow growth in the U.S. or internationally that results in the loss of business and leisure traffic could have a material adverse effect on our airline customers and the viability of their business. Service contract cancellations or customer dynamics such as early aircraft retirements, reduced electricity demand in our Power and Renewable Energy businesses or declines in orders, project commencement delays and pricing pressures on our Oil & Gas business from low oil prices could affect our ability to fully recover our contract costs and estimated earnings. Further, our vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations to us. If slower growth in the global economy continues for a significant period or there is significant deterioration in the global economy, our results of operations, financial position and cash flows could be materially adversely affected.

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

In addition, GE Capital has exposure to many different industries and counterparties, including sovereign governments, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose GE Capital to credit risk in the event of default of its counterparty or client. In addition, GE Capital's credit risk may be increased when the value of collateral held cannot be realized through sale or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to it. GE Capital also has exposure to these financial institutions in the form of cash on deposit and unsecured debt instruments held in its investment portfolios. GE Capital has policies relating to credit rating requirements and to exposure limits to counterparties (as described in Notes 20 and 27 to the consolidated financial statements), which are designed to limit credit and liquidity risk. There can be no assurance, however, that any losses or impairments to the carrying value of financial assets would not materially and adversely affect GE's or GE Capital's business, financial position and results of operations.
GE 2015 FORM 10-K 118

Funding access/costs - Failure to maintain our credit ratings, or conditions in the financial and credit markets, could adversely affect our access to capital markets, funding costs and related margins, liquidity and competitive position.
The major debt rating agencies routinely evaluate our debt. This evaluation is based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting. As of December 31, 2015, GE and GE Capital's long-term unsecured debt credit rating from Standard and Poor's Ratings Service (S&P) was AA+ (the second highest of 22 rating categories) with a negative outlook. The long-term unsecured debt credit rating from Moody's Investors Service (Moody's) for GE and for GE Capital was A1 (the fifth highest of 21 credit ratings), both with stable outlooks. As of December 31, 2015, GE and GE Capital's short-term credit rating from S&P was A-1+ (the highest rating category of six categories) and from Moody's was P-1 (the highest rating category of four categories). There can be no assurance that we will be able to maintain our credit ratings and failure to do so could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets. Various debt and derivative instruments, guarantees and covenants would require posting additional capital or collateral in the event of a ratings downgrade, which, depending on the extent of the downgrade, could have a material adverse effect on our liquidity and capital position.

Furthermore, to the extent that we rely on the availability of the unsecured debt markets to access funding for term and commercial paper maturities for 2016 and beyond, external conditions in the financial and credit markets may limit the availability of funding at particular times or increase the cost of funding, which could affect our overall profitability. Factors that may affect the availability of funding or cause an increase in our funding costs include decreased capacity and increased competition among commercial paper issuers, and potential impacts arising in the United States, Europe or China from developments in sovereign debt situations, currency movements or other potential market disruptions. If GE or GE Capital's cost of funding were to increase, it may adversely affect our competitive position and result in lower net interest margins, earnings and cash flows as well as lower returns on shareowners' equity and invested capital.

Social costs - Sustained increases in pension and healthcare benefits costs may reduce our profitability.
Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. GAAP requires that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we use to estimate pension expense for 2016 are the discount rate and the expected long-term rate of return on the plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant reduction or increase to equity. At the end of 2015, the GE Pension Plan was underfunded, on a GAAP basis, by $16.9 billion, and the GE Supplementary Pension Plan, an unfunded plan, had a projected benefit obligation of $6.1 billion. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act (ERISA). Failure to achieve expected returns on plan assets driven by various factors, which could include a continued environment of low interest rates or sustained market volatility, could also result in an increase to the amount of cash we would be required to contribute to pension plans. In addition, there may be upward pressure on the cost of providing healthcare benefits to current employees and retirees. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce our profitability. For a discussion regarding how our financial statements can be affected by our pension and healthcare benefit obligations, see the Other Consolidated Information – Postretirement Benefit Plans section and Notes 12 and 27 to the consolidated financial statements. See also the Critical Accounting Estimates – Pension Assumptions section for a discussion regarding how our financial statements can be affected by our pension plan accounting policies.

LEGAL & COMPLIANCE RISKS

Legal and compliance risk relates to risks arising from the government and regulatory environment and action, including resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act; and legal proceedings and compliance with integrity policies and procedures, including those relating to financial reporting, environmental health and safety. Government and regulatory risk includes the risk that the government or regulatory actions will impose additional cost on us or cause us to have to change our business models or practices.

GE 2015 FORM 10-K 119

Regulatory - We are subject to a wide variety of laws, regulations and government policies that may change in significant ways.
Our businesses are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies. There can be no assurance that laws, regulations and policies will not be changed in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. In particular, substantial revisions that U.S. and non-U.S. governments are undertaking or considering in areas such as the regulation and supervision of bank and non-bank financial institutions, consumer lending, foreign exchange intervention in response to currency volatility, trade controls, the over-the-counter derivatives market and tax laws and regulations may have an effect on GE's, GE Capital's or other regulated subsidiaries' structure, operations, sales, liquidity, capital requirements, effective tax rate and performance. For example, efforts by public and private sectors to control the growth of healthcare costs may lead to lower reimbursements and increased utilization controls related to the use of our products by healthcare providers. Continued government scrutiny, including reviews of the U.S. Food and Drug Administration (U.S. FDA) medical device pre-market authorization and post-market surveillance processes, may impact the requirements for marketing our products and slow our ability to introduce new products, resulting in an adverse impact on our business. Furthermore, we have been, and expect to continue, participating in U.S. and international governmental programs, which require us to comply with strict governmental regulations. Inability to comply with these regulations could adversely affect our status in these projects and adversely affect our results of operations, financial position and cash flows.

Dodd-Frank - Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are subject to prudential oversight by the Federal Reserve, as a result of GE Capital's designation as a nonbank systemically important financial institution (nonbank SIFI), which subjects us to increased and evolving regulatory requirements.
GE Capital is a nonbank SIFI and as a result is subject to Federal Reserve Board (FRB) supervision. On July 20, 2015 the FRB published a final order that applies enhanced prudential standards to GE Capital as a nonbank SIFI. The final order staggers the application of the enhanced prudential standards with the first set of standards becoming applicable on January 1, 2016 and the second set becoming applicable on January 1, 2018. Under the standards applicable on January 1, 2016 GE Capital became subject to the FRB's capital adequacy framework using the standardized approach to calculate risk-weighted assets, as well as to the maintenance of a 90% liquidity coverage ratio until December 31, 2016 and a 100% ratio thereafter. If GE Capital is still a nonbank SIFI on January 1, 2018 the second set of enhanced prudential standards will apply. These standards would include stress testing and capital planning requirements under the FRB's more formal comprehensive capital analysis and review (CCAR) regulations, enhanced leverage ratio requirements, enhanced governance requirements, daily liquidity calculations, additional reporting requirements and a market terms requirement for transactions between GE and GE Capital. GE Capital plans to file an application with the FSOC in early 2016 to terminate the FSOC's designation of GE Capital as a nonbank SIFI, but the timeline for the FSOC to act on the application will be uncertain and a favorable FSOC decision is not assured. Until the FSOC approves the termination of GE Capital's designation as a nonbank SIFI, GE Capital will remain subject to regulatory requirements and, depending on the timing of favorable FSOC action, may need to delay planned cost reductions and potential capital distributions.

Legal proceedings - We are subject to legal proceedings and legal compliance risks.
We are subject to a variety of legal proceedings and legal compliance risks in virtually every part of the world, including the matters described in the Legal Proceedings section. We, our representatives, and the industries in which we operate are subject to continuing scrutiny by regulators and other governmental authorities, which may, in certain circumstances, lead to enforcement actions, changes in business practices, fines and penalties or the assertion of private litigation claims and damages. Since closing our acquisition of Alstom's Thermal, Renewables and Grid businesses in November 2015, we are also subject to legal proceedings and legal compliance risks in connection with legacy matters involving those businesses that were previously outside our control and that we are now independently assessing. In addition to commercial disputes arising in the ordinary course of business, there are Alstom legacy matters in a number of jurisdictions that include alleged anti-competitive activities or improper payments. Although the alleged conduct predated our acquisition of the relevant Alstom businesses, we may nevertheless be held liable for fines, judgments or settlements in connection with currently pending or future proceedings. Additionally, we and our subsidiaries are subject to remedial actions to clean up contaminated sites as required by federal and state laws, such as the dredging of a stretch of the upper Hudson River in New York State that we completed in 2015 and anticipated remediation for a stretch of the Housatonic River in Massachusetts, as described in the Environmental Matters section. While we believe that we have adopted appropriate risk management and compliance programs, the global and diverse nature of our operations and the current enforcement environment mean that legal and compliance risks will continue to exist with respect to our continuing and discontinued operations, and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time.

GE 2015 FORM 10-K 120

LEGAL PROCEEDINGS

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

Four WMC cases are pending in the United States District Court for the District of Minnesota against US Bank National Association (US Bank), one of which was initiated by WMC seeking declaratory judgment. Three of these cases were filed in 2012, and one was filed in 2011. The Minnesota cases involve claims on approximately $800 million of mortgage loans and do not specify the amount of damages sought. On September 8, 2014, US Bank filed a petition for instructions in the administration of trusts in Minnesota State Court seeking authorization and instruction for US Bank to implement the terms of a settlement agreement reached with WMC to compromise, settle, and release all claims arising out of the securitizations at issue in these four lawsuits. In February 2015, two bondholders filed objections to the proposed settlement, and in response the court held an evidentiary hearing on February 1, 2016. In light of the state court action seeking approval of the proposed settlement, the District Court has stayed further proceedings in the four cases until April 2016.

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

GE 2015 FORM 10-K 121

As previously reported, two cases were pending against WMC in the United States District Court for the Southern District of New York at September 30, 2015. In the fourth quarter 2015, WMC concluded a settlement of one of these cases, resulting in the dismissal of the lawsuit with prejudice. This case, which BNY filed in the third quarter 2012, involved claims on approximately $900 million of mortgage loans and alleged damages in excess of $378 million. In 2014, the parties reached a settlement in principle on the claims arising from a portion of the loans held in the trust, which became effective on September 16, 2015. On September 18, 2015, the parties reached a settlement in principle on the remaining claims in the case, and the securitization trustee declared this settlement effective October 20, 2015 and the case was formally dismissed on October 23, 2015. The remaining case was initiated by the Federal Housing Finance Agency (FHFA) in the fourth quarter 2012. In the second quarter 2013, Deutsche Bank, in its role as securitization trustee, intervened as a plaintiff and filed a complaint relating to approximately $1,300 million of loans and alleging losses in excess of approximately $100 million. In December 2013, the District Court issued an order denying WMC's motion to dismiss but, on its own motion, ordered re-briefing on several issues raised by WMC's motion to dismiss in February 2015. On July 10, 2015, the District Court entered an order dismissing the lawsuit as time-barred under the applicable statute of limitations. Deutsche Bank filed a notice of appeal from this order of dismissal on August 13, 2015.

The amounts of the claims at issue in these cases (discussed above) reflect the purchase price or unpaid principal balances of the mortgage loans at issue at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. All of the mortgage loans involved in these lawsuits are included in WMC's reported claims at December 31, 2015. See Note 2 to the consolidated financial statements for additional information.

In December 2015, we learned that, as part of continuing industry-wide investigation of subprime mortgages, the Civil Division of the U.S. Department of Justice is investigating potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) by WMC and its affiliates arising out of the origination, purchase or sale of residential mortgage loans between January 1, 2005 and December 31, 2007. The Justice Department subsequently issued subpoenas for documents to WMC and GE Capital in January 2016. We will cooperate with the Justice Department's investigation, which is at an early stage.

In connection with our acquisition of Alstom's Thermal, Renewables and Grid businesses in November 2015, we are subject to legal proceedings and legal compliance risks in connection with legacy matters involving those businesses that were previously outside our control and that we are now independently assessing. As previously reported by Alstom, following a European Union investigation of alleged anti-competitive practices in the sale of gas-insulated switchgears that began in 2004 and concluded with Alstom's payment of a €79 million fine in 2014, in September 2013 the Israeli Antitrust Authority issued a decision whereby Alstom, Siemens AG and ABB Ltd. were held liable for an alleged anti-competitive arrangement in the gas-insulated switchgears market in Israel. While there is no fine in connection with that decision, claimants brought civil actions in 2013 seeking damages of approximately $950 million and $600 million, respectively, related to the alleged conduct underlying the decision that are currently pending before the Central District Court in Israel. In March 2015, the court consolidated the civil actions into one proceeding as to liability, but no trial date has yet been set.

As previously reported, in 2000, GE and the Environmental Protection Agency (EPA) entered into a consent decree relating to PCB cleanup of the Housatonic River in Massachusetts. In 2012, the EPA issued a status report describing potential conceptual approaches to a 10-mile stretch of the river downstream from a previously remediated area. In September 2015, the EPA released an intended final decision for the so called "Rest of River". This is not the EPA's final decision, rather, the consent decree provides for discussions and a detailed dispute resolution process between GE and EPA, after which the EPA will issue its final decision. As of December 31, 2015, and based on its assessment of current facts and circumstances, GE believes that it has recorded adequate reserves to cover future obligations associated with an expected final remedy.

The company is reporting the following matter in compliance with SEC requirements to disclose environmental proceedings where the government is a party potentially involving monetary sanctions of $100,000 or greater. As previously reported, in October 2014, the U.S. federal government informed the company that it was seeking penalties under the Clean Air and Resource and Conservation Recovery Acts in connection with a facility sold to Momentive Performance Materials, Inc. in 2006. The allegations relate to improper operation of pollution control monitoring equipment by incinerator operators. The matter was resolved through a consent decree with the U.S. federal government and the state of New York that was filed December 4, 2015, and pursuant to the agreement GE paid a penalty of $2.3 million on January 4, 2016.
GE 2015 FORM 10-K 122

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

We strive to maintain a dynamic system of internal controls and procedures—including internal control over financial reporting—designed to ensure reliable financial recordkeeping, transparent financial reporting and disclosure, and protection of physical and intellectual property. We recruit, develop and retain a world-class financial team. Our internal audit function, including members of our Corporate Audit Staff, conducts thousands of financial, compliance and process improvement audits each year. Our Audit Committee oversees the scope and evaluates the overall results of these audits, and members of that Committee regularly attend GE Capital Board of Directors, Corporate Audit Staff and Controllership Council meetings. Our global integrity policies—"The Spirit & The Letter"—require compliance with law and policy, and pertain to such vital issues as upholding financial integrity and avoiding conflicts of interest. These integrity policies are available in 35 languages, and are provided to all of our employees, holding each of them accountable for compliance. Our strong compliance culture reinforces these efforts by requiring employees to raise any compliance concerns and by prohibiting retribution for doing so. To facilitate open and candid communication, we have designated ombudspersons throughout the Company to act as independent resources for reporting integrity or compliance concerns. We hold our directors, consultants, agents and independent contractors to the same integrity standards.

We are keenly aware of the importance of full and open presentation of our financial position and operating results, and rely for this purpose on our disclosure controls and procedures, including our Disclosure Committee, which comprises senior executives with detailed knowledge of our businesses and the related needs of our investors. We ask this committee to review our compliance with accounting and disclosure requirements, to evaluate the fairness of our financial and non-financial disclosures, and to report their findings to us. In 2015, we further ensured strong disclosure by holding approximately 125 analyst and investor meetings with GE leadership present.

We welcome the strong oversight of our financial reporting activities by our independent registered public accounting firm, KPMG LLP, engaged by and reporting directly to the Audit Committee. U.S. legislation requires management to report on internal control over financial reporting and for auditors to render an opinion on such controls. Our report and the KPMG LLP report for 2015 follow.
GE 2015 FORM 10-K 123

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2015, based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

On November 2, 2015, the Company completed the acquisition of Alstom's Thermal, Renewables and Grid businesses. As permitted for recently acquired businesses, management has excluded the acquired Alstom businesses from its assessment of internal control over financial reporting. The excluded Alstom businesses represent total assets and total revenues of 3.5 percent and 1.7 percent, respectively, of the related consolidated financial statement amounts as of and for the year-ended December 31, 2015.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. Their report follows.

/s/ Jeffrey R. Immelt	/s/ Jeffrey S. Bornstein
Jeffrey R. Immelt	Jeffrey S. Bornstein
Chairman of the Board and Chief Executive Officer February 26, 2016	Senior Vice President and Chief Financial Officer

DISCLOSURE CONTROLS

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Other than as explained below, there have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

On November 2, 2015, we closed the acquisition of Alstom's Thermal, Renewable, and Grid businesses.  As a result of the timing, breadth and complexity of the transaction, we increased the level of resources involved in the application of our internal processes and controls to the financial closing and reporting processes and to reach a preliminary purchase price allocation.  During 2016, we expect the following will occur with respect to these acquired businesses: (1) purchase price allocations will be finalized, (2) they will continue the transition to our accounting and reporting policies and processes, and (3) their systems and processes will be integrated into our framework of internal controls over financial reporting. These actions may precipitate changes in processes or controls.
GE 2015 FORM 10-K 124

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareowners and Board of Directors
of General Electric Company:

We have audited the accompanying statement of financial position of General Electric Company and consolidated affiliates (the "Company") as of December 31, 2015 and 2014, and the related statements of earnings, comprehensive income, changes in shareowners' equity and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
On November 2, 2015, the Company completed the acquisition of Alstom's Thermal, Renewables and Grid businesses (collectively, the "Acquired Businesses"), and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, the Acquired Businesses' internal control over financial reporting associated with total assets representing 3.5 percent of consolidated assets, and total revenues representing 1.7 percent of consolidated revenues and other income, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Businesses.
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of General Electric Company and consolidated affiliates as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
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

/s/ KPMG LLP
KPMG LLP
New York, New York
 February 26, 2016
GE 2015 FORM 10-K 125

[PAGE INTENTIONALLY LEFT BLANK]
GE 2015 FORM 10-K 126

AUDITED FINANCIAL STATEMENTS AND NOTES

Statement of Earnings		128
Consolidated Statement of Comprehensive Income (Loss)		130
Consolidated Statement of Changes in Shareowners' Equity		131
Statement of Financial Position		132
Statement of Cash Flows		134
Notes to Consolidated Financial Statements
1	Basis of Presentation and Summary of Significant Accounting Policies	136
2	Businesses Held for Sale and Discontinued Operations	147
3	Investment Securities	153
4	Current Receivables	156
5	Inventories	156
6	GE Capital Financing Receivables and Allowance for Losses on Financing Receivables	157
7	Property, Plant and Equipment	158
8	Acquisitions, Goodwill and Other Intangible Assets	159
9	Contract Assets and All Other Assets	163
10	Borrowings	164
11	Investment Contracts, Insurance Liabilities and Insurance Annuity Benefits	166
12	Postretirement Benefit Plans	167
13	All Other Liabilities	171
14	Income Taxes	172
15	Shareowners' Equity	176
16	Other Stock-related Information	181
17	Other Income	184
18	Earnings Per Share Information	184
19	Fair Value Measurements	185
20	Financial Instruments	189
21	Variable Interest Entities	195
22	Commitments, Guarantees and Product Warranties	197
23	Intercompany Transactions	199
24	Operating Segments	200
25	Cash Flows Information	203
26	Cost Information	204
27	Supplemental Information	205
28	Quarterly Information (unaudited)	211

GE 2015 FORM 10-K 127

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS
	General Electric Company
	and consolidated affiliates
For the years ended December 31 (In millions; per-share amounts in dollars)	2015	2014	2013

Revenues and other income
Sales of goods	$74,510	$76,568	$71,873
Sales of services	31,298	30,190	28,669
Other income (Note 17)	2,227	778	3,107
GE Capital earnings from continuing operations	-	-	-
GE Capital revenues from services	9,350	9,648	9,595
Total revenues and other income	117,386	117,184	113,245

Costs and expenses (Note 26)
Cost of goods sold	59,905	61,257	57,867
Cost of services sold	22,788	22,447	21,974
Selling, general and administrative expenses	17,831	16,848	17,945
Interest and other financial charges	3,463	2,723	2,870
Investment contracts, insurance losses and
insurance annuity benefits	2,605	2,530	2,661
Other costs and expenses	2,608	1,115	828
Total costs and expenses	109,200	106,921	104,145

Earnings from continuing operations
before income taxes	8,186	10,263	9,100
Benefit (provision) for income taxes (Note 14)	(6,485)	(773)	(1,219)
Earnings from continuing operations	1,700	9,490	7,881
Earnings (loss) from discontinued operations,
net of taxes (Note 2)	(7,495)	5,855	5,475
Net earnings (loss)	(5,795)	15,345	13,355
Less net earnings (loss) attributable to noncontrolling interests	332	112	298
Net earnings (loss) attributable to the Company	(6,126)	15,233	13,057
Preferred stock dividends	(18)	-	-
Net earnings (loss) attributable to GE common shareowners	$(6,145)	$15,233	$13,057

Amounts attributable to GE common shareowners
Earnings from continuing operations	$1,700	$9,490	$7,881
Less net earnings (loss) attributable to
noncontrolling interests, continuing operations	19	(45)	262
Earnings from continuing operations attributable
to the Company	1,681	9,535	7,618
Preferred stock dividends	(18)	-	-
Earnings from continuing operations attributable
to GE common shareowners	1,663	9,535	7,618
Earnings (loss) from discontinued operations, net of taxes	(7,495)	5,855	5,475
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	312	157	36
Net earnings (loss) attributable to GE common shareowners	$(6,145)	$15,233	$13,057

Per-share amounts (Note 18)
Earnings from continuing operations
Diluted earnings per share	$0.17	$0.94	$0.74
Basic earnings per share	$0.17	$0.95	$0.74

Net earnings (loss)
Diluted earnings (loss) per share	$(0.61)	$1.50	$1.27
Basic earnings (loss) per share	$(0.62)	$1.51	$1.28

Dividends declared per common share	$0.92	$0.89	$0.79

Amounts may not add due to rounding.
See Note 3 for other-than-temporary impairment amounts on investment securities.

See accompanying notes.
GE 2015 FORM 10-K 128

STATEMENT OF EARNINGS (CONTINUED)

For the years ended December 31	GE(a)			Financial Services (GE Capital)
(In millions; per-share amounts in dollars)	2015	2014	2013	2015	2014	2013

Revenues and other income
Sales of goods	$74,565	$76,715	$71,951	$79	$121	$126
Sales of services	31,641	30,594	29,063	-	-	-
Other income (Note 17)	2,165	707	2,886	-	-	-
GE Capital earnings from continuing operations	(7,672)	1,532	699	-	-	-
GE Capital revenues from services	-	-	-	10,722	11,199	11,141
Total revenues and other income	100,700	109,546	104,599	10,801	11,320	11,267

Costs and expenses (Note 26)
Cost of goods sold	59,970	61,420	57,962	69	104	108
Cost of services sold	20,858	20,456	19,668	2,273	2,394	2,700
Selling, general and administrative expenses	14,914	14,972	16,104	3,512	2,689	2,550
Interest and other financial charges	1,706	1,579	1,333	2,301	1,638	2,021
Investment contracts, insurance losses and
insurance annuity benefits	-	-	-	2,737	2,660	2,764
Other costs and expenses	-	-	-	2,647	1,159	856
Total costs and expenses	97,447	98,427	95,068	13,539	10,645	10,999

Earnings (loss) from continuing operations
before income taxes	3,252	11,119	9,531	(2,739)	676	268
Benefit (provision) for income taxes (Note 14)	(1,506)	(1,634)	(1,667)	(4,979)	861	448
Earnings (loss) from continuing operations	1,746	9,485	7,864	(7,718)	1,537	716
Earnings (loss) from discontinued operations,
net of taxes (Note 2)	(7,807)	5,698	5,439	(7,485)	5,860	5,540
Net earnings (loss)	(6,061)	15,182	13,303	(15,202)	7,397	6,256
Less net earnings (loss) attributable to noncontrolling interests	83	(50)	245	248	162	53
Net earnings (loss) attributable to the Company	(6,145)	15,233	13,057	(15,450)	7,234	6,204
Preferred stock dividends	-	-	-	(330)	(322)	(298)
Net earnings (loss) attributable to GE common shareowners	$(6,145)	$15,233	$13,057	$(15,780)	$6,912	$5,906

Amounts attributable to GE common shareowners:
Earnings (loss) from continuing operations	$1,746	$9,485	$7,864	$(7,718)	$1,537	$716
Less net earnings (loss) attributable to
noncontrolling interests, continuing operations	83	(50)	245	(64)	5	17
Earnings (loss) from continuing operations attributable
to the Company	1,663	9,535	7,618	(7,654)	1,532	699
Preferred stock dividends	-	-	-	(330)	(322)	(298)
Earnings (loss) from continuing operations attributable
to GE common shareowners	1,663	9,535	7,618	(7,983)	1,209	401
Earnings (loss) from discontinued operations, net of taxes	(7,807)	5,698	5,439	(7,485)	5,860	5,540
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	-	-	-	312	157	36
Net earnings (loss) attributable to GE common shareowners	$(6,145)	$15,233	$13,057	$(15,780)	$6,912	$5,906

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.
Amounts may not add due to rounding.
In the consolidating data on this page, "GE" means the basis of consolidation as described in Note 1 to the consolidated financial statements; "GE Capital" means General Electric Capital Corporation (GECC) and its successor GE Capital Global Holdings, LLC (GECGH) and all of their affiliates and associated companies. Separate information is shown for "GE" and "GE Capital." Transactions between GE and GE Capital have been eliminated from the "General Electric Company and consolidated affiliates" columns on the prior page.
GE 2015 FORM 10-K 129

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the years ended December 31 (In millions)	2015	2014	2013

Net earnings (loss)	$(5,795)	$15,345	$13,355
Less net earnings (loss) attributable to noncontrolling interests	332	112	298
Net earnings (loss) attributable to the Company	$(6,126)	$15,233	$13,057

Other comprehensive income (loss)
Investment securities	$(553)	$708	$(374)
Currency translation adjustments	(3,137)	(2,730)	(308)
Cash flow hedges	99	234	466
Benefit plans	5,165	(7,278)	11,300
Other comprehensive income (loss)	1,575	(9,066)	11,084
Less other comprehensive income (loss) attributable to noncontrolling interests	(69)	(13)	(25)
Other comprehensive income (loss) attributable to the Company	$1,644	$(9,053)	$11,109

Comprehensive income (loss)	$(4,220)	$6,278	$24,440
Less comprehensive income (loss) attributable to noncontrolling interests	263	99	273
Comprehensive income (loss) attributable to the Company	$(4,483)	$6,180	$24,167

Amounts presented net of taxes. See Note 15 for further information about other comprehensive income (loss) and noncontrolling interests.
Amounts may not add due to rounding.
See accompanying notes.

GE 2015 FORM 10-K 130

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY

(In millions)	2015	2014	2013

GE shareowners' equity balance at January 1	$128,159	$130,566	$123,026
Net earnings (loss) attributable to the Company	(6,126)	15,233	13,057
Dividends and other transactions with shareowners	(9,155)	(8,948)	(8,060)
Redemption value adjustment for redeemable noncontrolling interests	(25)	(2)	(1)
Other comprehensive income (loss) attributable to the Company	1,644	(9,053)	11,109
Net sales (purchases) of shares for treasury(a)	(20,946)	(32)	(7,989)
Changes in other capital	4,724	396	(576)
Ending balance at December 31	98,274	128,159	130,566
Noncontrolling interests	1,864	8,674	6,217
Total equity balance at December 31	$100,138	$136,833	$136,783

(a)	2015 included $(20,383) million related to the split-off of Synchrony Financial from GE, where GE shares were exchanged for shares of Synchrony Financial.
Amounts may not add due to rounding.
See Note 15 for further information about changes in shareowners' equity.
See accompanying notes.

GE 2015 FORM 10-K 131

STATEMENT OF FINANCIAL POSITION
	General Electric Company
	and consolidated affiliates
At December 31 (In millions, except share amounts)	2015	2014

Assets
Cash and equivalents	$70,483	$70,025
Investment securities (Note 3)	31,973	35,505
Current receivables (Note 4)	27,022	23,237
Inventories (Note 5)	22,515	17,689
Financing receivables – net (Note 6)	12,052	13,445
Other GE Capital receivables	6,782	6,261
Property, plant and equipment – net (Note 7)	54,095	48,070
Receivable from GE Capital (debt assumption)	-	-
Investment in GE Capital	-	-
Goodwill (Note 8)	65,526	53,207
Other intangible assets – net (Note 8)	16,744	13,182
Contract assets (Note 9)	21,156	16,960
All other assets (Note 9)	37,471	24,836
Deferred income taxes (Note 14)	3,105	6,183
Assets of businesses held for sale (Note 2)	2,818	2,826
Assets of discontinued operations (Note 2)	120,951	323,529
Total assets(a)	$492,692	$654,954

Liabilities and equity
Short-term borrowings (Note 10)	$49,892	$70,425
Accounts payable, principally trade accounts	13,680	12,067
Progress collections and price adjustments accrued	15,776	12,537
Dividends payable	2,167	2,317
Other GE current liabilities	23,597	14,323
Non-recourse borrowings of consolidated securitization entities (Note 10)	3,083	4,403
Long-term borrowings (Note 10)	145,301	186,596
Investment contracts, insurance liabilities and insurance annuity benefits (Note 11)	25,692	27,432
Non-current compensation and benefits	40,487	42,238
All other liabilities (Note 13)	22,558	16,511
Liabilities of businesses held for sale (Note 2)	861	941
Liabilities of discontinued operations (Note 2)	46,487	128,233
Total liabilities(a)	389,582	518,023

Redeemable noncontrolling interests (Note 15)	2,972	98

Preferred stock (5,944,250 shares outstanding at year-end 2015
and no shares outstanding at year-end 2014)	6	-
GECC preferred stock (no shares outstanding at year-end 2015
and 50,000 shares outstanding at year-end 2014)	-	-
Common stock (9,379,288,000 and 10,057,380,000 shares outstanding
at year-end 2015 and 2014, respectively)	702	702
Accumulated other comprehensive income (loss) – net attributable to GE(b)
Investment securities	460	1,013
Currency translation adjustments	(5,499)	(2,428)
Cash flow hedges	(80)	(180)
Benefit plans	(11,410)	(16,578)
Other capital	37,613	32,889
Retained earnings	140,020	155,333
Less common stock held in treasury	(63,539)	(42,593)
Total GE shareowners' equity	98,274	128,159
Noncontrolling interests(c) (Note 15)	1,864	8,674
Total equity (Note 15 and 16)	100,138	136,833
Total liabilities, redeemable noncontrolling interests and equity	$492,692	$654,954

(a)	Our consolidated assets at December 31, 2015 included total assets of $8,542 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets included current receivables and net financing receivables of $4,387 million and investment securities of $1,404 million within continuing operations and assets of discontinued operations of $1,798 million. Our consolidated liabilities at December 31, 2015 included liabilities of certain VIEs for which the VIE creditors do not have recourse to GE. These liabilities included non-recourse borrowings of consolidated securitization entities (CSEs) of $3,083 million within continuing operations and non-recourse borrowings of CSEs within discontinued operations of $794 million. See Note 21.
(b)	The sum of accumulated other comprehensive income (loss) (AOCI) attributable to the Company was $(16,529) million and $(18,172) million at December 31, 2015 and 2014, respectively.

(c)	Included AOCI attributable to noncontrolling interests of $(264) million and $(194) million at December 31, 2015 and 2014, respectively.

Amounts may not add due to rounding.
See accompanying notes.

GE 2015 FORM 10-K 132

STATEMENT OF FINANCIAL POSITION (CONTINUED)

	GE(a)		Financial Services (GE Capital)
At December 31 (In millions, except share amounts)	2015	2014	2015	2014

Assets
Cash and equivalents	$10,372	$15,916	$60,111	$54,109
Investment securities (Note 3)	151	84	31,827	35,425
Current receivables (Note 4)	14,707	11,513	-	-
Inventories (Note 5)	22,449	17,639	66	50
Financing receivables - net (Note 6)	-	-	25,003	25,647
Other GE Capital receivables	-	-	15,865	13,848
Property, plant and equipment – net (Note 7)	20,145	17,207	34,781	31,253
Receivable from GE Capital (debt assumption)(b)	85,114	-	-	-
Investment in GE Capital	46,227	82,549	-	-
Goodwill (Note 8)	63,157	51,526	2,370	1,680
Other intangible assets – net (Note 8)	16,312	12,984	435	202
Contract assets (Note 9)	21,156	16,960	-	-
All other assets (Note 9)	13,281	7,722	25,287	17,445
Deferred income taxes (Note 14)	7,666	8,772	(4,561)	(2,590)
Assets of businesses held for sale (Note 2)	2,818	2,805	-	-
Assets of discontinued operations (Note2)	9	9	120,942	323,520
Total assets	$323,562	$245,686	$312,125	$500,589

Liabilities and equity
Short-term borrowings (Note 10)(b)	$19,799	$3,872	$48,650	$67,416
Accounts payable, principally trade accounts	19,250	16,511	1,745	1,905
Progress collections and price adjustments accrued	15,776	12,550	-	-
Dividends payable	2,167	2,317	-	-
Other GE current liabilities	23,595	14,322	-	-
Non-recourse borrowings of consolidated securitization entities (Note 10)	-	-	3,083	4,403
Long-term borrowings (Note10)(b)	83,770	12,468	129,062	174,174
Investment contracts, insurance liabilities and insurance annuity benefits (Note 11)	-	-	26,155	27,881
Non-current compensation and benefits	39,472	41,494	1,006	734
All other liabilities (Note 13)	15,573	11,429	9,351	5,583
Liabilities of businesses held for sale (Note 2)	1,409	1,504	-	-
Liabilities of discontinued operations (Note 2)	128	137	46,359	128,096
Total liabilities	220,938	116,604	265,411	410,191

Redeemable noncontrolling interests (Note 15)	2,972	98	-	-

Preferred stock (5,944,250 shares outstanding at year-end 2015)
and no shares outstanding at year-end 2014)	6	-	6	-
GECC preferred stock (no shares outstanding at year-end 2015
and 50,000 shares outstanding at year-end 2014)	-	-	-	-
Common stock (9,379,288,000 and 10,057,380,000 shares outstanding
at year-end 2015 and 2014, respectively)	702	702	-	-
Accumulated other comprehensive income (loss) - net attributable to GE
Investment securities	460	1,013	456	1,010
Currency translation adjustments	(5,499)	(2,428)	(898)	(839)
Cash flow hedges	(80)	(180)	(112)	(172)
Benefit plans	(11,410)	(16,578)	(540)	(577)
Other capital	37,613	32,889	12,326	32,999
Retained earnings	140,020	155,333	34,988	55,077
Less common stock held in treasury	(63,539)	(42,593)	-	-
Total GE shareowners' equity	98,274	128,159	46,227	87,499
Noncontrolling interests (Note 15)	1,378	825	486	2,899
Total equity (Notes 15 and 16)	99,651	128,984	46,713	90,398
Total liabilities, redeemable noncontrolling interests and equity	$323,562	$245,686	$312,125	$500,589

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.
(b)
On December 2, 2015, senior unsecured notes and commercial paper was assumed by GE upon its merger with GE Capital resulting in an intercompany payable to GE. At December 31, 2015, this amounted to $17,649 million in short-term borrowings and $67,465 million in long-term borrowings. See Note 10 for additional information.

Amounts may not add due to rounding.
In the consolidating data on this page, "GE" means the basis of consolidation as described in Note 1 to the consolidated financial statements; "GE Capital" means General Electric Capital Corporation (GECC) and its successor GE Capital Global Holdings, LLC (GECGH) and all of their affiliates and associated companies. Separate information is shown for "GE" and "GE Capital." Transactions between GE and GE Capital have been eliminated from the "General Electric Company and consolidated affiliates" columns on the prior page.

GE 2015 FORM 10-K 133

STATEMENT OF CASH FLOWS
	General Electric Company
	and consolidated affiliates
For the years ended December 31 (In millions)	2015	2014	2013

Cash flows – operating activities
Net earnings (loss)	$(5,795)	$15,345	$13,355
Less net earnings (loss) attributable to noncontrolling interests	332	112	298
Net earnings (loss) attributable to the Company	(6,126)	15,233	13,057
(Earnings) loss from discontinued operations	7,495	(5,855)	(5,475)
Adjustments to reconcile net earnings attributable to the
Company to cash provided from operating activities:
Depreciation and amortization of property,
plant and equipment	4,847	4,953	5,202
Earnings from continuing operations retained by GE Capital	-	-	-
Deferred income taxes	383	(882)	(3,540)
Decrease (increase) in GE current receivables	(52)	(1,913)	(485)
Decrease (increase) in inventories	(314)	(872)	(1,368)
Increase (decrease) in accounts payable	(541)	565	442
Increase (decrease) in GE progress collections	(996)	(515)	1,892
All other operating activities	7,160	5,318	4,672
Cash from (used for) operating activities – continuing operations	11,856	16,033	14,398
Cash from (used for) operating activities – discontinued operations	8,034	11,676	14,112
Cash from (used for) operating activities	19,891	27,709	28,510

Cash flows – investing activities
Additions to property, plant and equipment	(7,309)	(7,134)	(6,754)
Dispositions of property, plant and equipment	3,020	2,923	2,716
Net decrease (increase) in GE Capital financing receivables	1,043	1,260	2,151
Proceeds from sale of discontinued operations	79,615	232	528
Proceeds from principal business dispositions	2,283	630	1,818
Proceeds from sale of equity interest in NBCU LLC	-	-	16,699
Net cash from (payments for) principal businesses purchased	(12,027)	(2,091)	(8,026)
All other investing activities	(5,013)	23,410	35,027
Cash from (used for) investing activities – continuing operations	61,613	19,229	44,159
Cash from (used for) investing activities – discontinued operations	(2,125)	(24,263)	(15,042)
Cash from (used for) investing activities	59,488	(5,034)	29,117

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	(24,459)	(6,409)	(14,048)
Newly issued debt (maturities longer than 90 days)	13,951	14,629	38,356
Repayments and other reductions (maturities longer than 90 days)	(47,038)	(38,410)	(53,624)
Proceeds from issuance of GE Capital preferred stock	-	-	990
Net dispositions (purchases) of GE shares for treasury	(1,099)	(1,218)	(9,278)
Dividends paid to shareowners	(9,295)	(8,852)	(7,821)
All other financing activities	(1,605)	(652)	(1,388)
Cash from (used for) financing activities – continuing operations	(69,547)	(40,912)	(46,813)
Cash from (used for) financing activities – discontinued operations	(6,507)	23,956	1,238
Cash from (used for) financing activities	(76,054)	(16,956)	(45,575)
Effect of currency exchange rate changes on cash and equivalents	(3,464)	(3,492)	(795)
Increase (decrease) in cash and equivalents	(138)	2,224	11,258
Cash and equivalents at beginning of year	91,017	88,792	77,533
Cash and equivalents at end of year	90,879	91,017	88,792
Less cash and equivalents of discontinued operations
at end of year	20,395	20,991	9,617
Cash and equivalents of continuing operations at end of year	$70,483	$70,025	$79,173
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(9,558)	$(9,560)	$(8,988)
Cash recovered (paid) during the year for income taxes	(2,486)	(2,955)	(2,487)

Amounts may not add due to rounding.
See accompanying notes.

GE 2015 FORM 10-K 134

STATEMENT OF CASH FLOWS (CONTINUED)

	GE(a)			Financial Services (GE Capital)
For the years ended December 31 (In millions)	2015	2014	2013	2015	2014	2013

Cash flows – operating activities
Net earnings (loss)	$(6,061)	$15,182	$13,303	$(15,202)	$7,397	$6,256
Less net earnings (loss) attributable to noncontrolling interests	83	(50)	245	248	162	53
Net earnings (loss) attributable to the Company	(6,145)	15,233	13,057	(15,450)	7,234	6,204
(Earnings) loss from discontinued operations	7,807	(5,698)	(5,439)	7,485	(5,860)	(5,540)
Adjustments to reconcile net earnings attributable to the
Company to cash provided from operating activities:
Depreciation and amortization of property,
plant and equipment	2,473	2,508	2,449	2,436	2,529	2,754
Earnings from continuing operations retained by GE Capital(b)	12,284	1,625	5,321	-	-	-
Deferred income taxes	(1,800)	(476)	(2,571)	2,183	(406)	(969)
Decrease (increase) in GE current receivables	666	(473)	(1,432)	-	-	-
Decrease (increase) in inventories	(282)	(877)	(1,351)	(14)	27	33
Increase (decrease) in accounts payable	276	884	809	(189)	258	155
Increase (decrease) in GE progress collections	(1,010)	(528)	1,919	-	-	-
All other operating activities	2,083	2,973	1,492	5,087	2,480	2,596
Cash from (used for) operating activities – continuing operations	16,354	15,171	14,255	1,537	6,263	5,232
Cash from (used for) operating activities – discontinued operations	(12)	(2)	(2)	8,046	11,678	14,113
Cash from (used for) operating activities	16,342	15,169	14,253	9,583	17,941	19,345

Cash flows – investing activities
Additions to property, plant and equipment	(3,785)	(3,970)	(3,680)	(4,237)	(3,818)	(3,274)
Dispositions of property, plant and equipment	939	615	381	2,526	2,331	2,335
Net decrease (increase) in GE Capital financing receivables	-	-	-	226	(161)	3,022
Proceeds from sale of discontinued operations	-	-	-	79,615	232	528
Proceeds from principal business dispositions	1,725	602	1,316	532	-	477
Proceeds from sale of equity interest in NBCU LLC	-	-	16,699	-	-	-
Net cash from (payments for) principal businesses purchased	(10,350)	(2,091)	(8,026)	(1,677)	-	-
All other investing activities	(1,308)	(1,062)	(1,868)	(4,690)	24,574	35,756
Cash from (used for) investing activities – continuing operations	(12,779)	(5,906)	4,822	72,295	23,158	38,844
Cash from (used for) investing activities – discontinued operations	12	2	2	(2,137)	(24,263)	(15,043)
Cash from (used for) investing activities	(12,767)	(5,905)	4,823	70,158	(1,105)	23,801

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	603	243	949	(24,834)	(7,078)	(13,710)
Newly issued debt (maturities longer than 90 days)	3,560	3,084	512	10,391	11,545	37,852
Repayments and other reductions (maturities longer than 90 days)	(2,190)	(323)	(5,032)	(44,848)	(38,087)	(48,592)
Proceeds from issuance of GE Capital preferred stock	-	-	-	-	-	990
Net dispositions (purchases) of GE shares for treasury	(1,099)	(1,218)	(9,278)	-	-	-
Dividends paid to shareowners	(9,289)	(8,851)	(7,821)	(4,620)	(3,322)	(6,283)
All other financing activities	203	346	(212)	(1,362)	(679)	(878)
Cash from (used for) financing activities – continuing operations	(8,211)	(6,719)	(20,881)	(65,273)	(37,621)	(30,621)
Cash from (used for) financing activities – discontinued operations	-	-	-	(6,507)	23,956	1,239
Cash from (used for) financing activities	(8,211)	(6,719)	(20,881)	(71,780)	(13,665)	(29,382)
Effect of currency exchange rate changes on cash and equivalents	(908)	(312)	(22)	(2,556)	(3,180)	(773)
Increase (decrease) in cash and equivalents	(5,544)	2,234	(1,827)	5,406	(9)	12,991
Cash and equivalents at beginning of year	15,916	13,682	15,509	75,100	75,109	62,118
Cash and equivalents at end of year	10,372	15,916	13,682	80,506	75,100	75,109
Less cash and equivalents of discontinued operations
at end of year	-	-	-	20,395	20,991	9,617
Cash and equivalents of continuing operations at end of year	$10,372	$15,916	$13,682	$60,111	$54,109	$65,492
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(1,204)	$(1,215)	$(1,132)	$(8,884)	$(8,910)	$(8,146)
Cash recovered (paid) during the year for income taxes	(1,636)	(1,337)	(4,753)	(850)	(1,618)	2,266

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis.

(b)	Represents GE Capital earnings/loss from continuing operations attributable to the Company, net of GE Capital dividends paid to GE.

Amounts may not add due to rounding.

In the consolidating data on this page, "GE" means the basis of consolidation as described in Note 1 to the consolidated financial statements; "GE Capital" means General Electric Capital Corporation (GECC) and its successor GE Capital Global Holdings, LLC (GECGH) and all of their affiliates and associated companies. Separate information is shown for "GE" and "Financial Services (GE Capital)." Transactions between GE and GE Capital have been eliminated from the "Consolidated" columns and are discussed in Note 23.

See Note 25 for additional information regarding the Statement of Cash Flows.
GE 2015 FORM 10-K 135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

Our financial statements consolidate all of our affiliates – entities in which we have a controlling financial interest, most often because we hold a majority voting interest. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (VIE) model to the entity, otherwise, the entity is evaluated under the voting interest model.

Where we hold current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE's economic performance, combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in that VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. When changes occur to the design of an entity, we reconsider whether it is subject to the VIE model. We continuously evaluate whether we have a controlling financial interest in a VIE.

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

Upon closing an acquisition, we consolidate the acquired business as soon as practicable. The size, scope and complexity of an acquisition can affect the time necessary to adjust the acquired company's accounting policies, procedures, and books and records to our standards. Accordingly, it is possible that changes will be necessary to the carrying amounts and presentation of assets and liabilities in our financial statements as the acquired company is fully assimilated.

Financial data and related measurements are presented in the following categories:

GE. This represents the adding together of all affiliates other than GE Capital, whose continuing operations are presented on a one-line basis, giving effect to the elimination of transactions among such affiliates.

GE Capital. This refers to General Electric Capital Corporation (GECC), or its successor GE Capital Global Holdings, LLC (GECGH), and is the adding together of all affiliates of GE Capital giving effect to the elimination of transactions among such affiliates.

Consolidated. This represents the adding together of GE and GE Capital, giving effect to the elimination of transactions between GE and GE Capital.

Operating Segments. These comprise our nine businesses, focused on the broad markets they serve: Power, Renewable Energy, Oil & Gas, Energy Management, Aviation, Healthcare, Transportation, Appliances & Lighting and Capital.

GE 2015 FORM 10-K 136

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

Preparing financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires us to make estimates based on assumptions about current, and for some estimates future, economic and market conditions (for example, unemployment, market liquidity, the real estate market, etc.), which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that in 2016 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in future impairments of investment securities, goodwill, intangibles and long-lived assets, incremental losses on financing receivables, establishment of valuation allowances on deferred tax assets, incremental fair value marks on businesses and assets held for sale carried at lower of cost or market, and increased tax liabilities.

THE GE CAPITAL EXIT PLAN

On April 10, 2015, the Company announced its plan (the GE Capital Exit Plan) to reduce the size of its financial services businesses through the sale of most of the assets of GE Capital over the following 24 months, and to focus on continued investment and growth in the Company's industrial businesses. Under the GE Capital Exit Plan, which was approved on April 2, 2015 and aspects of which were approved on March 31, 2015, the Company will retain certain GE Capital businesses, principally its vertical financing businesses—GE Capital Aviation Services (GECAS), Energy Financial Services (EFS) and Healthcare Equipment Finance—that directly relate to the Company's core industrial domain and other operations, including Working Capital Solutions, our run-off insurance activities, and allocated corporate costs (together referred to as GE Capital Verticals or Verticals). The assets planned for disposition include Real Estate, most of Commercial Lending and Leasing (CLL) and all Consumer platforms (including all U.S. banking assets).

AFTER-TAX CHARGES RELATED TO THE GE CAPITAL EXIT PLAN

In connection with the announcement of the GE Capital Exit Plan, the Company estimated that it would incur approximately $23 billion in after-tax charges through 2016, approximately $6 billion of which were expected to result in future net cash expenditures. These charges relate to: business dispositions, including goodwill allocations (approximately $13 billion), tax expense related to expected repatriation of foreign earnings and write-off of deferred tax assets (approximately $7 billion), and restructuring and other charges (approximately $3 billion).

During 2015, GE recorded $22,030 million of after-tax charges related to the GE Capital Exit Plan, of which $7,687 million was recorded in continuing operations and $14,343 million was recorded in discontinued operations. A description of after-tax charges for 2015 is provided below.


$9,517 million of net loss primarily related to the completed and planned dispositions of the Real Estate business, the Consumer business and most of the CLL business, which was recorded in discontinued operations under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings.


$6,467 million of tax expense related to expected repatriation of foreign earnings and write-off of deferred tax assets, of which $6,327 million was recorded in continuing operations and reported in GE Capital's Corporate component and $140 million was recorded in discontinued operations in our Consumer business under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings.


$4,666 million of net asset impairments due to shortened hold periods, of which $3,151 million was recorded in discontinued operations in our Consumer business and $1,515 million was recorded in discontinued operations in our CLL business, all under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings.


$818 million impairment charge of a coal-fired power plant in the U.S. related to a decision in the fourth quarter to exit the investment over time recorded in continuing operations in GE Capital's Corporate component under the caption "Other costs and expenses" in the Statement of Earnings.

GE 2015 FORM 10-K 137


$561 million of restructuring and other charges, of which $541 million was recorded in continuing operations in GE Capital's Corporate component under the captions "Selling, general and administrative expenses" and "Other costs and expenses" in the Statement of Earnings and $20 million was recorded in discontinued operations under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings.

REORGANIZATION AND EXCHANGE OFFERS

During December 2015, General Electric Capital Corporation merged into GE. The merger and creation of a new intermediate holding company was part of a reorganization of GE Capital's businesses (the Reorganization) pursuant to which GE separated GE Capital's international and U.S. operations. GE Capital's international operations have been consolidated under a new international holding company (GE Capital International Holdings Limited), which has a separate capital structure and will be supervised by the U.K. Prudential Regulation Authority. The Reorganization, debt exchange offers (as described below) and establishment of GE Capital International Holdings Limited were intended, among other things, to establish an efficient and simplified capital structure that is satisfactory to GE Capital's regulators, a key step in terminating the nonbank systemically important financial institution designation for GE Capital. In addition, the debt exchange offers were designed to align the liabilities of GE Capital International Holdings Limited to its assets from a maturity profile and liquidity standpoint, taking into consideration asset sales, and where appropriate, shortening the maturity profile of targeted liabilities.

As part of the GE Capital Exit Plan, on September 21, 2015 GE Capital commenced private offers to exchange up to approximately $30,000 million of certain outstanding debt for new notes with maturities of six months, five years, ten years or twenty years. On October 19, 2015, given the high level of participation, the offering was increased by approximately $6,000 million with the aggregate principal amount of approximately $36,000 million (representing $31,000 million of outstanding principal and $5,000 million of premium) of outstanding notes being tendered for exchange and settled on October 26, 2015. The new notes that were issued at closing are composed of $15,268 million of 0.964% Six Month Notes due April 2016, £778 million of 1.363% Six Month Notes due April 2016, $6,107 million of 2.342% Notes due 2020, $1,979 million of 3.373% Notes due 2025 and $11,465 million of 4.418% Notes due 2035. Of the $16,160 million exchanged into the Six Month Notes, $1,297 million had been previously classified in short-term borrowings. GE Capital will continue to evaluate the opportunity to repurchase debt while maintaining our liquidity at the levels communicated as part of the GE Capital Exit Plan. The new notes have been fully, irrevocably and unconditionally guaranteed by GE.

Immediately prior to the Reorganization, GE Capital had $5,000 million in aggregate liquidation preference of Series A, B and C preferred stock outstanding. In connection with the Reorganization, on December 3, 2015, holders who previously held GE Capital preferred stock were issued an aggregate liquidation preference of $5,950 million of new GE Series A, B and C preferred stock. The Series A, B and C preferred stock bear an initial fixed interest rate of 4.00%, 4.10% and 4.20%, respectively, through their initial call date and are callable on June 15, 2022, December 15, 2022 and June 15, 2023, respectively. Subsequent to the call date, the Series A, B and C preferred stock will bear a floating interest rate equal to three-month LIBOR plus 2.28%, 2.32% and 2.37%, respectively, thereafter.

Subsequent to the issuance of the preferred stock on December 3, 2015, in response to investor feedback, GE launched an exchange offer on December 18, 2015 that allowed GE preferred stock investors to exchange their existing Series A, B and C preferred stock into a Series D GE preferred stock. These Series D instruments bear an initial fixed interest rate of 5.00% through January 21, 2021, will bear a floating rate equal to three-month LIBOR plus 3.33% thereafter and are callable on January 21, 2021. On January 20, 2016, $2,687 million of Series A, $2,008 million of Series B and $999 million of Series C were exchanged into $5,694 million Series D GE preferred stock. Post exchange, $91 million of Series A, $64 million of Series B and $95 million of Series C GE preferred stock remain outstanding.

GUARANTEE

As part of the GE Capital Exit Plan, the Company and GE Capital entered into an amendment to their existing financial support agreement. Under this amendment (the Amendment), the Company has provided a full and unconditional guarantee (the Guarantee) of the payment of principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GE Capital identified in the Amendment. In the aggregate, the Guarantee applied to approximately $85,829 million of GE Capital debt as of December 31, 2015. The Guarantee replaced the requirement that the Company make certain income maintenance payments to GE Capital in certain circumstances. GE Capital's U.S. public indentures were concurrently amended to provide the full and unconditional guarantee by the Company set forth in the Guarantee.
GE 2015 FORM 10-K 138

SYNCHRONY FINANCIAL EXCHANGE OFFER

On August 5, 2014, we completed the initial public offering (IPO) of our North American Retail Finance business, Synchrony Financial, as a first step in a planned, staged exit from that business. We received net proceeds from the IPO and Underwriter's Option of $2.8 billion and retained 84.6% of Synchrony Financial.

On October 19, 2015, GE commenced an offer to exchange GE common stock for common stock of GE Capital's approximately 84.6% owned subsidiary, Synchrony Financial. On November 17, 2015, we completed the split-off of Synchrony Financial, through which the Company accepted 671,366,809 shares of GE common stock from its shareholders in exchange for 705,270,833 shares of Synchrony Financial common stock that it owned and recorded an after-tax gain of $3,429 million within discontinued operations. In connection with the public offering and sale of Synchrony Financial, GE Capital indemnified Synchrony Financial and its directors, officers, and employees against the liabilities of GECC's businesses other than historical liabilities of the businesses that are part of Synchrony Financial's ongoing operations. With the completion of the split-off and the Federal Reserve Board's (FRB) subsequent approval of GE Capital's application to deregister as a savings and loan holding company, GE Capital is no longer a savings and loan holding company.

ACCOUNTING PRINCIPLES AND POLICIES

Our financial statements are prepared in conformity with GAAP.

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

GE 2015 FORM 10-K 139

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

We recognize revenue upon delivery for sales of aircraft engines and military propulsion equipment. Delivery of commercial engines and non-U.S. military equipment occurs on shipment; delivery of military propulsion equipment sold to the U.S. government or agencies thereof occurs upon receipt of a Material Inspection and Receiving Report, DD Form 250 or Memorandum of Shipment. Commercial aircraft engines are complex equipment manufactured to customer order under a variety of sometimes complex, long-term agreements. We measure sales of commercial aircraft engines by applying our contract-specific estimated margin rates to incurred costs. We routinely update our estimates of future revenues and costs for commercial aircraft engine agreements in process and report any cumulative effects of such adjustments in current operations. Significant components of our revenue and cost estimates include price concessions and performance-related guarantees as well as material, labor and overhead costs. We measure revenue for military propulsion equipment and spare parts not subject to long-term product services agreements based on the specific contract on a specifically measured output basis. We provide for any loss that we expect to incur on these agreements when that loss is probable; consistent with industry practice, for commercial aircraft engines, we make such provision only if such losses are not recoverable from future highly probable sales of spare parts and services for those engines.

We sell product services under long-term product maintenance or extended warranty agreements in our Aviation, Power, Oil & Gas and Transportation segments, where costs of performing services are incurred on other than a straight-line basis. We also sell similar long-term product services in our Healthcare and Renewable Energy segments, where such costs generally are expected to be on a straight-line basis. For the Aviation, Power, Oil & Gas and Transportation agreements, we recognize related sales based on the extent of our progress toward completion measured by actual costs incurred in relation to total expected costs. We routinely update our estimates of future costs for agreements in process and report any cumulative effects of such adjustments in current operations. For the Healthcare and Renewable Energy agreements, we recognize revenues on a straight-line basis and expense related costs as incurred. We provide for any loss that we expect to incur on any of these agreements when that loss is probable.

GE CAPITAL REVENUES FROM SERVICES (EARNED INCOME)

We use the interest method to recognize income on loans. Interest on loans includes origination, commitment and other non-refundable fees related to funding (recorded in earned income on the interest method). We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due. Previously recognized interest income that was accrued but not collected from the borrower is reversed, unless the terms of the loan agreement permit capitalization of accrued interest to the principal balance. Payments received on nonaccrual loans are applied to reduce the principal balance of the loan.

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

We recognize financing lease income on the interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values are based upon management's best estimates of the value of the leased asset at the end of the lease term. We use various sources of data in determining these estimates, including information obtained from third parties, which is adjusted for the attributes of the specific asset under lease. Guarantees of residual values by unrelated third parties are considered part of minimum lease payments. Significant assumptions we use in estimating residual values include estimated net cash flows over the remaining lease term, anticipated results of future remarketing, and estimated future component part and scrap metal prices, discounted at an appropriate rate.

GE 2015 FORM 10-K 140

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

The determination of fair value for businesses and portfolios of financing receivables involves significant judgments and assumptions. Development of estimates of fair values in this circumstance is complex and is dependent upon, among other factors, the nature of the potential sales transaction (for example, asset sale versus sale of legal entity), composition of assets and/or businesses in the disposal group, the comparability of the disposal group to market transactions, negotiations with third party purchasers etc. Such factors bear directly on the range of potential fair values and the selection of the best estimates. Key assumptions were developed based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction.

We review all businesses and assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values.

DEPRECIATION AND AMORTIZATION
The cost of GE manufacturing plant and equipment is depreciated over its estimated economic life. In 2015, we changed the method of depreciating its U.S. assets from an accelerated method based on a sum-of-the-years digits formula to a straight-line basis in order to align and harmonize our methodology for manufacturing plant and equipment. This change in estimate was made prospectively as of October 1, 2015, and had an immaterial impact for 2015. As a result, as of October 1, 2015, GE manufacturing plant and equipment is generally depreciated on a straight-line basis.

The cost of GE Capital equipment leased to others on operating leases is depreciated on a straight-line basis to estimated residual value over the lease term or over the estimated economic life of the equipment.

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

GE 2015 FORM 10-K 141

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

For larger-balance, non-homogeneous loans and leases, we consider the financial status, payment history, collateral value, industry conditions and guarantor support related to specific customers. Any delinquencies or bankruptcies are indications of potential impairment requiring further assessment of collectability. We routinely receive financial as well as rating agency reports on our customers, and we elevate for further attention those customers whose operations we judge to be marginal or deteriorating. We also elevate customers for further attention when we observe a decline in collateral values for asset-based loans. While collateral values are not always available, when we observe such a decline, we evaluate relevant markets to assess recovery alternatives.

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

Write-offs on larger-balance impaired commercial loans are based on amounts deemed uncollectible and are reviewed quarterly. Write-offs are determined based on the consideration of many factors, such as expectations of the workout plan or restructuring of the loan, valuation of the collateral and the prioritization of our claim in bankruptcy. Write-offs are recognized against the allowance for losses primarily in the reporting period in which management has deemed all or a portion of the financing receivable to be uncollectible. If foreclosure is probable, the write-off is determined based on the fair value of the collateral less costs to sell. Smaller-balance, homogeneous commercial loans are written off at the earlier of when deemed uncollectible or at 180 days past due.

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

GE 2015 FORM 10-K 142

INVESTMENT SECURITIES

We report investments in debt and marketable equity securities, and certain other equity securities, at fair value. See Note 19 for further information on fair value. Unrealized gains and losses on available-for-sale investment securities are included in shareowners' equity, net of applicable taxes and other adjustments.

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

INVENTORIES

All inventories are stated at the lower of cost or realizable values. Cost for a portion of GE U.S. inventories is determined on a last-in, first-out (LIFO) basis. Cost of other GE inventories is determined on a first-in, first-out (FIFO) basis. LIFO was used for 34% and 40% of GE inventories at 2015 and 2014, respectively.

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

GE 2015 FORM 10-K 143

INVESTMENT CONTRACTS, INSURANCE LIABILITIES AND INSURANCE ANNUITY BENEFITS

Our run-off insurance activities include providing insurance and reinsurance for life and health risks and providing certain annuity products. Two primary product types are provided: traditional insurance contracts and investment contracts. Insurance contracts are contracts with significant mortality and/or morbidity risks, while investment contracts are contracts without such risks.

For short-duration insurance contracts, including accident and health insurance, we report premiums as earned income over the terms of the related agreements, generally on a pro-rata basis. For traditional long-duration insurance contracts, including long-term care, term, whole life and annuities payable for the life of the annuitant, we report premiums as earned income when due.

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

FAIR VALUE MEASUREMENTS

The following sections describe the valuation methodologies we use to measure financial and non-financial instruments accounted for at fair value including certain assets within our pension plans and retiree benefit plans.

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

GE 2015 FORM 10-K 144

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

GE 2015 FORM 10-K 145

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

ACCOUNTING CHANGES

In the second quarter of 2014, the Company elected to early adopt Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changed the criteria for reporting discontinued operations. To be classified as a discontinued operation, the disposal of a component or group of components must represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The ASU also expanded the disclosure requirements for those transactions that meet the new criteria to be classified as discontinued operations. The revised accounting guidance applies prospectively to all disposals (or classifications as held for sale) of components of an entity and for businesses that, upon acquisition, are classified as held for sale on or after adoption. Early adoption was permitted for disposals (or classifications as held for sale) that had not been previously
GE 2015 FORM 10-K 146

reported in financial statements. The effects of applying the revised guidance will vary based upon the nature and size of future disposal transactions. It is expected that fewer disposal transactions will meet the new criteria to be reported as discontinued operations.

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

On January 1, 2014, we adopted ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under the new guidance, an unrecognized tax benefit is required to be presented as a reduction to a deferred tax asset if the disallowance of the tax position would reduce the available tax loss or tax credit carryforward instead of resulting in a cash tax liability. The ASU applies prospectively to all unrecognized tax benefits that exist as of the adoption date and reduced both deferred tax assets and income tax liabilities (including amounts reported in assets and liabilities of discontinued operations) by $1,224 million as of January 1, 2014.

NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

NBCU

As previously disclosed, Comcast Corporation was obligated to share with us potential tax savings associated with its purchase of our interest in NBCU LLC. During the second quarter of 2015, we recognized $450 million of pre-tax income related to the settlement of this obligation.

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

In the fourth quarter of 2015, we signed an agreement to sell our Electricity Meters business within our Energy Management segment to Aclara Technologies, LLC and our Clarient business within our Healthcare segment to NeoGenomics, Inc. The sale of our Electricity Meters business was completed on December 21, 2015 for proceeds of $220 million. The sale of our Clarient business was completed on December 30, 2015 for proceeds of $255 million.

In the third quarter of 2015, we signed an agreement to sell our Intelligent Platforms Embedded Systems Products business within our Energy Management segment to Veritas Capital. The sale was completed on December 7, 2015 for proceeds of $515 million.

In the fourth quarter of 2014, we signed an agreement to sell our Signaling business within our Transportation segment to Alstom. The transaction closed on November 2, 2015 for proceeds of $800 million.

In the third quarter of 2014, we signed an agreement to sell our Appliances business to Electrolux. On July 1, 2015, we were notified that the Department of Justice had initiated court proceedings seeking to enjoin the sale of Appliances to Electrolux. On December 7, 2015, we announced the termination of our agreement to sell our Appliances business to Electrolux. We received a break-up fee of $175 million from Electrolux, which is recorded under the caption "Other income" in the consolidated Statement of Earnings.

On January 15, 2016, we announced the signing of a definitive agreement to sell our Appliances business with assets of $2,818 million and liabilities of $1,409 million, to Qingdao Haier Co., Ltd. (Haier) for approximately $5,400 million. The transaction has been approved by the board of directors of GE and Haier and remains subject to customary closing conditions, including Haier shareholder approval and regulatory approvals. The transaction is targeted to close in mid-2016.
GE 2015 FORM 10-K 147

FINANCIAL INFORMATION FOR ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

December 31 (In millions)	2015	2014

Assets
Current receivables(a)	$79	$180
Inventories	583	588
Property, plant, and equipment – net	1,208	979
Goodwill	370	433
Other intangible assets – net	162	157
Other	416	489
Assets of businesses held for sale	$2,818	$2,826

Liabilities
Accounts payable(a)	$503	$506
Other current liabilities	325	346
Other	33	89
Liabilities of businesses held for sale	$861	$941

(a)	Certain transactions at our Appliances and Signaling businesses are made on an arms-length basis with GE Capital, consisting primarily of GE customer receivables sold to GE Capital and GE Capital services for material procurement. These intercompany balances included within our held for sale businesses are reported in the GE and GE Capital columns of our financial statements, but are eliminated in deriving our consolidated financial statements.

DISCONTINUED OPERATIONS

Discontinued operations primarily included our Consumer business, most of our CLL business, our Real Estate business, and our U.S. mortgage business (WMC). Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.

We have entered into Transitional Service Agreements (TSA) with and provided certain indemnifications to buyers of GE Capital's assets. Under the TSAs, GE Capital provides various services for terms generally between 12 and 24 months and receives a level of cost reimbursement from the buyers.

Indemnifications amount to $1,543 million, for which we have recognized related liabilities of $62 million at December 31, 2015. In addition, we provided $736 million of credit support, the vast majority on behalf of certain CLL customers aligned with signed disposal transactions scheduled to close in 2016, and recognized an insignificant liability at December 31, 2015.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS

(In millions)	2015	2014	2013

Operations
Total revenues and other income (loss)	$23,003	$31,136	$32,987

Earnings (loss) from discontinued operations before income taxes	$887	$6,615	$6,558
Benefit (provision) for income taxes	(791)	(776)	699
Earnings (loss) from discontinued operations, net of taxes	$96	$5,839	$7,257

Disposal
Gain (loss) on disposal before income taxes	$(6,612)	$14	$(2,027)
Benefit (provision) for income taxes	(979)	1	246
Gain (loss) on disposal, net of taxes	$(7,591)	$15	$(1,781)

Earnings (loss) from discontinued operations, net of taxes(a)(b)	$(7,495)	$5,855	$5,475

(a)
The sum of GE industrial earnings (loss) from discontinued operations, net of taxes, and GE Capital earnings (loss) from discontinued operations, net of taxes, after adjusting for earnings (loss) attributable to noncontrolling interests related to discontinued operations, is reported within GE industrial earnings (loss) from discontinued operations, net of taxes, on the Consolidated Statement of Earnings (Loss).

(b)
Earnings (loss) from discontinued operations attributable to the Company, before income taxes, was $(6,038) million, $6,472 million, and $4,495 million for the years ended December 31, 2015, 2014, 2013, respectively.

GE 2015 FORM 10-K 148

December 31 (In millions)	2015	2014

Assets
Cash and equivalents	$20,395	$20,991
Investment securities	8,478	13,349
Financing receivables – net	3,205	213,514
Other receivables	1,221	2,896
Property, plant and equipment – net	7,537	18,354
Goodwill	7,764	23,452
Other intangible assets - net	80	987
Deferred income taxes	2,447	3,530
Financing receivables held for sale	69,847	3,475
Valuation allowance on disposal group classified as discontinued operations	(6,374)	-
Other	6,350	22,980
Assets of discontinued operations	$120,951	$323,529

Liabilities
Short-term borrowings	$739	$3,780
Accounts payable	2,870	4,280
Non-recourse borrowings	3,994	25,536
Bank deposits	25,613	62,839
Long-term borrowings	730	13,767
All other liabilities	11,053	11,046
Deferred income taxes	1,437	6,810
Other	52	174
Liabilities of discontinued operations	$46,487	$128,233

CONSUMER

In connection with the GE Capital Exit Plan, we announced the planned disposition of our Consumer business (including Synchrony Financial) and classified the business as discontinued operations. On November 17, 2015, we completed the split-off of Synchrony Financial through which GE accepted 671,366,809 shares of GE common stock from its shareholders in exchange for 705,270,833 shares of Synchrony Financial common stock that it owned. We closed certain of our other Consumer business dispositions for proceeds of $17,550 million (excluding Synchrony Financial) for the year ended December 31, 2015. We expect to dispose of substantially all of the remaining Consumer business in 2016.

FINANCIAL INFORMATION FOR CONSUMER
(In millions)	2015	2014	2013

Operations
Total revenues and other income (loss)	$11,690	$15,023	$15,741

Interest	$(2,081)	$(2,611)	$(2,669)
Selling, general, and administrative expenses	(3,940)	(4,572)	(4,349)
Cost of services sold	(1)	-	(1)
Provision for losses on financing receivables	(5,029)	(3,544)	(4,048)
Investment contracts, insurance losses and insurance annuity benefits	(12)	(18)	(15)
Other costs and expenses	(392)	(388)	(337)
Earnings (loss) from discontinued operations,
before income taxes	236	3,891	4,324
Benefit (provision) for income taxes	(878)	(736)	7
Earnings (loss) from discontinued operations, net of taxes	$(642)	$3,155	$4,330

Disposal
Gain (loss) on disposal before income taxes	$2,739	$-	$-
Benefit (provision) for income taxes	363	-	-
Gain (loss) on disposal, net of taxes(a)	$3,102	$-	$-

Earnings (loss) from discontinued operations, net of taxes(b)	$2,460	$3,155	$4,330

(a)	Included Synchrony Financial gain on sale of $3,429 million related to the share exchange.
(b)
Earnings (loss) from discontinued operations attributable to the Company, before income taxes, was $2,670 million, $3,752 million, and $4,312 million for the years ended December 31, 2015, 2014 and 2013, respectively.

GE 2015 FORM 10-K 149

COMMERCIAL LENDING AND LEASING

In connection with the GE Capital Exit Plan, we announced the planned disposition of most of our CLL business and classified this portion of the business as discontinued operations. We closed certain of our CLL business dispositions for proceeds of $48,068 million for the year ended December 31, 2015. We expect to dispose of substantially all of the remaining CLL business in 2016.

FINANCIAL INFORMATION FOR COMMERCIAL LENDING AND LEASING

(In millions)	2015	2014	2013

Operations
Total revenues and other income (loss)	$10,580	$13,413	$13,144

Interest	$(2,365)	$(3,069)	$(3,300)
Selling, general and administrative expenses	(3,576)	(3,598)	(3,538)
Cost of services sold	(1,735)	(3,859)	(4,002)
Provision for losses on financing receivables	(1,753)	(456)	(736)
Other costs and expenses	(127)	(135)	(94)
Earnings (loss) from discontinued operations, before income taxes	1,024	2,296	1,474
Benefit (provision) for income taxes	(186)	(487)	65
Earnings (loss) from discontinued operations, net of taxes	$838	$1,808	$1,539

Disposal
Gain (loss) on disposal before income taxes	$(8,013)	$-	$-
Benefit (provision) for income taxes	(698)	-	-
Gain (loss) on disposal, net of taxes	$(8,711)	$-	$-

Earnings (loss) from discontinued operations, net of taxes(a)	$(7,873)	$1,808	$1,539

(a)	Earnings (loss) from discontinued operations attributable to the Company, before income taxes, was $(6,996) million, $2,279 million and $1,457 million for the years ended December 31, 2015, 2014 and 2013, respectively.

REAL ESTATE

In connection with the GE Capital Exit Plan, we announced the planned disposition of our Real Estate business and classified the business as discontinued operations. We closed certain of our Real Estate business dispositions for proceeds of $31,601 million for the year ended December 31, 2015. We expect to dispose of substantially all of the remaining Real Estate business in 2016.

FINANCIAL INFORMATION FOR REAL ESTATE

(In millions)	2015	2014	2013

Operations
Total revenues and other income (loss)	$911	$2,969	$3,915

Interest	$(457)	$(1,079)	$(1,278)
Selling, general and administrative	(444)	(484)	(568)
Cost of services sold	(5)	-	-
Provision for losses on financing receivables	5	86	(28)
Other costs and expenses	(158)	(712)	(788)
Earnings (loss) from discontinued operations,
before income taxes	(149)	780	1,253
Benefit (provision) for income taxes	168	224	472
Earnings (loss) from discontinued operations, net of taxes	$19	$1,003	$1,725

Disposal
Gain (loss) on disposal before income taxes	$(1,338)	$-	$-
Benefit (provision) for income taxes	(639)	-	-
Gain (loss) on disposal, net of taxes	$(1,977)	$-	$-

Earnings (loss) from discontinued operations, net of taxes(a)	$(1,958)	$1,003	$1,725

(a)	Earnings (loss) from discontinued operations attributable to the Company, before income taxes, was $(1,486) million, $778 million and $1,246 million for the years ended December 31, 2015, 2014 and 2013, respectively.

GE 2015 FORM 10-K 150

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

The remaining active claims have been brought by securitization trustees or administrators seeking recovery from WMC for alleged breaches of representations and warranties on mortgage loans that serve as collateral for residential mortgage-backed securities (RMBS). At December 31, 2015, such claims consisted of $2,887 million of individual claims generally submitted before the filing of a lawsuit (compared to $3,694 million at December 31, 2014) and $8,047 million of additional claims asserted against WMC in litigation without making a prior claim (Litigation Claims) (compared to $9,225 million at December 31, 2014). The total amount of these claims, $10,934 million, reflects the purchase price or unpaid principal balances of the loans at the time of purchase and does not give effect to pay downs or potential recoveries based upon the underlying collateral, which in many cases are substantial, nor to accrued interest or fees. As of December 31, 2015, these amounts do not include approximately $112 million of repurchase claims relating to alleged breaches of representations that are not in litigation and that are beyond the applicable statute of limitations. WMC believes that repurchase claims brought based upon representations and warranties made more than six years before WMC was notified of the claim would be disallowed in legal proceedings under applicable law and the June 11, 2015 decision of the New York Court of Appeals in ACE Securities Corp. v. DB Structured Products, Inc., on the statute of limitations period governing such claims.

Reserves related to repurchase claims made against WMC were $875 million at December 31, 2015, reflecting a net increase to reserves in the year December 31, 2015 of $66 million due to incremental provisions net of settlements. The reserve estimate takes into account recent settlement activity and is based upon WMC's evaluation of the remaining exposures as a percentage of estimated lifetime mortgage loan losses within the pool of loans supporting each securitization for which timely claims have been asserted in litigation against WMC. Settlements in prior periods reduced WMC's exposure on claims asserted in certain securitizations and the claim amounts reported above give effect to these settlements.

ROLLFORWARD OF THE RESERVE

December 31 (In millions)	2015	2014

Balance, beginning of period	$809	$800
Provision	212	365
Claim resolutions / rescissions	(146)	(356)
Balance, end of period	$875	$809

Given the significant litigation activity and WMC's continuing efforts to resolve the lawsuits involving claims made against WMC, it is difficult to assess whether future losses will be consistent with WMC's past experience. Adverse changes to WMC's assumptions supporting the reserve may result in an increase to these reserves. WMC estimates a range of reasonably possible loss from $0 to approximately $500 million over its recorded reserve at December 31, 2015. This estimate involves significant judgment and may not reflect the range of uncertainties and unpredictable outcomes inherent in litigation, including the matters discussed in Legal Proceedings and potential changes in WMC's legal strategy. This estimate excludes any possible loss associated with an adverse court decision on the applicable statute of limitations or an adverse outcome in the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) investigation discussed in Legal Proceedings, as WMC is unable at this time to develop such a meaningful estimate.

At December 31, 2015, there were 14 lawsuits involving claims made against WMC arising from alleged breaches of representations and warranties on mortgage loans included in 13 securitizations. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. Although the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase of defective mortgage loan) and/or money damages. Adverse court decisions, including in cases not involving WMC, could result in new claims and lawsuits on additional loans. However, WMC continues to believe that it has defenses to the claims asserted in litigation, including, for example, based on causation and materiality requirements and applicable statutes of limitations. It is not possible to predict the outcome or impact of these defenses and other factors, any of which could materially affect the amount of any loss ultimately incurred by WMC on these claims.
GE 2015 FORM 10-K 151

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

FINANCIAL INFORMATION FOR WMC

(In millions)	2015	2014	2013

Total revenues and other income (loss)	$(184)	$(291)	$(346)

Earnings (loss) from discontinued operations, net of taxes	$(146)	$(199)	$(232)

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

FINANCIAL INFORMATION FOR OTHER FINANCIAL SERVICES

(In millions)	2015	2014	2013

Total revenues and other income (loss)	$8	$23	$532

Gain (loss) on disposal, net of taxes	$-	$15	$(1,781)	(a)

Earnings (loss) from discontinued operations, net of taxes	$32	$92	$(1,823)

(a)	Primarily reflects agreement with the buyer of GE Money Japan to extinguish an obligation under terms specified in the 2008 sale agreement.

GE INDUSTRIAL

The sum of GE industrial earnings (loss) from discontinued operations, net of taxes, was $(10) million, $(5) million, and $(66) million for the years ended December 31, 2015, 2014, 2013, respectively. During the fourth quarter of 2013, we recorded an increase to our tax reserve related to Spanish taxes for the years prior to 2007 disposition of our Plastics business. GE Capital earnings (loss) from discontinued operations, net of taxes, after adjusting for earnings (loss) attributable to noncontrolling interests related to discontinued operations, is reported within GE industrial earnings (loss) from discontinued operations, net of taxes, on the Statement of Earnings.
GE 2015 FORM 10-K 152

NOTE 3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale and comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations. We do not have any securities classified as held-to-maturity.

	2015				2014
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
December 31 (In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

GE
Debt
U.S. corporate	$2	$-	$-	$3	$12	$-	$-	$12
Corporate – non-U.S.	1	-	-	1	1	-	-	1
U.S. government and federal
agency	49	-	-	49	-	-	-	-
Equity	87	13	(2)	98	69	4	(2)	71
	139	14	(2)	151	82	4	(2)	84

GE Capital
Debt
U.S. corporate	19,971	2,669	(285)	22,355	19,801	3,961	(70)	23,692
State and municipal	3,910	407	(73)	4,245	4,116	554	(52)	4,618
Mortgage and asset-backed(a)	2,995	157	(35)	3,116	4,478	328	(29)	4,777
Corporate – non-U.S.	759	96	(9)	846	844	109	(1)	952
Government – non-U.S.	279	136	-	415	362	129	-	491
U.S. government and federal
agency	623	104	-	727	705	56	-	761
Equity	112	16	(4)	123	112	23	(1)	134
	28,648	3,585	(407)	31,827	30,417	5,160	(153)	35,425

Eliminations	(4)	-	-	(4)	(4)	-	-	(4)
Total	$28,783	$3,599	$(409)	$31,973	$30,496	$5,164	$(155)	$35,505

(a)	Included residential mortgage-backed securities substantially collateralized by U.S. mortgages. At December 31, 2015, $587 million related to securities issued by government-sponsored entities and $30 million related to securities of private-label issuers. Securities issued by private-label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.

The fair value of investment securities decreased to $31,973 million at December 31, 2015, from $35,505 million at December 31, 2014, primarily due to a decline in unrealized gains resulting from higher interest rates, and net sales, primarily related to mortgage-backed securities.

GE 2015 FORM 10-K 153

ESTIMATED FAIR VALUE AND GROSS UNREALIZED LOSSES OF AVAILABLE-FOR-SALE INVESTMENT SECURITIES

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
(In millions)	fair value(a)	losses(a)(b)	fair value	losses(b)

December 31, 2015
Debt
U.S. corporate	$2,966	$(218)	$433	$(67)
State and municipal	494	(20)	155	(53)
Mortgage and asset-backed	719	(20)	84	(16)
Corporate – non-U.S.	56	(4)	14	(4)
Equity	36	(6)	-	-
Total	$4,273	$(269)	$686	$(140)	(c)

December 31, 2014
Debt
U.S. corporate	$556	$(17)	$836	$(53)
State and municipal	67	(1)	274	(51)
Mortgage and asset-backed	174	(1)	307	(28)
Corporate – non-U.S.	39	(1)	-	-
Equity	10	(3)	-	-
Total	$846	$(22)	$1,417	$(132)

(a)	Includes the estimated fair value of and gross unrealized losses on equity securities held by GE. At December 31, 2015, the estimated fair value of and gross unrealized losses on equity securities were $6 million and $(2) million, respectively. At December 31, 2014, the estimated fair value of and gross unrealized losses on equity securities were $4 million and $(2) million, respectively.
(b)	Included gross unrealized losses of $(1) million related to securities that had other-than-temporary impairments previously recognized at December 31, 2015.
(c)	Includes debt securities held to support obligations to holders of Guaranteed Investment Contracts (GICs) all of which are considered to be investment-grade by the major rating agencies at December 31, 2015.

Unrealized losses are not indicative of the amount of credit loss that would be recognized and at December 31, 2015 are primarily due to increases in market yields subsequent to our purchase of the securities. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell the vast majority of these securities before anticipated recovery of our amortized cost. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during 2015 have not changed.

Our corporate debt portfolio comprises securities issued by public and private corporations in various industries, primarily in the U.S. Substantially all of our corporate debt securities are rated investment grade by the major rating agencies.

Mortgage and asset-backed securities primarily comprise commercial and residential mortgage-backed securities.

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

Our residential mortgage-backed securities (RMBS) portfolio is collateralized primarily by pools of individual, direct mortgage loans, of which substantially all are in a senior position in the capital structure of the deals, not other structured products such as collateralized debt obligations. Of the total RMBS held at December 31, 2015, $587 million and $30 million related to agency and non-agency securities, respectively. Additionally, $57 million was related to residential subprime credit securities, primarily supporting obligations to annuitants and policyholders in our run-off insurance operations. Substantially all of the subprime exposure is related to securities backed by mortgage loans originated in 2005 and prior and are investment grade.

GE 2015 FORM 10-K 154

PRE-TAX, OTHER-THAN-TEMPORARY IMPAIRMENTS ON INVESTMENT SECURITIES

(In millions)	2015	2014	2013

Total pre-tax, OTTI recognized	$64	$316	$201
Pre-tax, OTTI recognized in AOCI	-	(4)	(31)
Pre-tax, OTTI recognized in earnings(a)	$64	$312	$170

(a)	Included pre-tax, other-than-temporary impairments recorded in earnings related to equity securities of $5 million, $219 million and an insignificant amount in 2015, 2014 and 2013, respectively.

CHANGES IN CUMULATIVE CREDIT LOSS IMPAIRMENTS RECOGNIZED ON DEBT SECURITIES STILL HELD

(In millions)	2015	2014	2013

Cumulative credit loss impairments recognized, beginning of period	$176	$473	$391
Credit loss impairments recognized on securities not previously impaired	31	1	120
Incremental credit loss impairments recognized
on securities previously impaired	-	4	25
Less credit loss impairments previously recognized on securities sold
during the period or that we intend to sell	3	301	63
Cumulative credit loss impairments recognized, end of period	$205	$176	$473

CONTRACTUAL MATURITIES OF INVESTMENT IN AVAILABLE-FOR-SALE DEBT SECURITIES
(EXCLUDING MORTGAGE AND ASSET-BACKED SECURITIES)

	Amortized	Estimated
(In millions)	cost	fair value

Due
Within one year	$495	$501
After one year through five years	2,556	2,745
After five years through ten years	4,846	5,097
After ten years	17,648	20,248

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

GROSS REALIZED GAINS AND LOSSES ON AVAILABLE-FOR-SALE INVESTMENT SECURITIES

(In millions)	2015	2014	2013

GE
Gains	$7	$3	$1
Losses, including impairments	(36)	(218)	(20)
Net	(29)	(215)	(19)

GE Capital
Gains	121	87	128
Losses, including impairments	(51)	(104)	(156)
Net	70	(16)	(28)
Total	$41	$(231)	$(47)

Although we generally do not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements and the funding of claims and obligations to policyholders.

Proceeds from investment securities sales and early redemptions by issuers totaled $5,746 million, $1,898 million and $6,406 million for the years ended 2015, 2014 and 2013, respectively. In 2015, investment securities sales of U.S. government and federal agency securities, CMBS, and RMBS at Trinity totaled $4,254 million.
GE 2015 FORM 10-K 155

NOTE 4. CURRENT RECEIVABLES

	Consolidated(a)		GE(b)
December 31 (In millions)	2015	2014	2015	2014

Power	$6,675	$4,071	$4,377	$2,149
Renewable Energy	2,336	895	1,418	616
Oil & Gas	4,958	5,793	2,764	3,233
Energy Management	2,930	1,655	1,980	731
Aviation	4,133	4,656	1,876	1,997
Healthcare	4,022	4,350	1,943	2,241
Transportation	609	454	193	351
Appliances & Lighting	1,502	1,466	194	214
Corporate items and eliminations	372	391	464	466
	27,538	23,732	15,209	11,998
Less Allowance for Losses	(515)	(495)	(502)	(485)
Total	$27,022	$23,237	$14,707	$11,513

(a)
Includes GE industrial customer receivables factored through a GE Capital affiliate and reported as financing receivables by GE Capital of $13,042 million and $12,533 million at December 31, 2015 and 2014, respectively.

(b)
GE current receivables of $251 million and $254 million at December 31, 2015 and 2014, respectively, arose from sales, principally of Aviation goods and services, on open account to various agencies of the U.S. government. As a percentage of GE revenues, approximately 4% of GE sales of goods and services were to the U.S. government in 2015, compared with 3% in 2014 and 4% in 2013.

GE current receivables balances at December 31, 2015 and 2014, before allowance for losses, included $10,535 million and $7,808 million, respectively, from sales of goods and services to customers, and $17 million and $22 million at December 31, 2015 and 2014, respectively, from transactions with associated companies. The remainder of the balances primarily relates to supplier advances, revenue sharing programs and other non-income based tax receivables.

NOTE 5. INVENTORIES

December 31 (In millions)	2015	2014

GE
Raw materials and work in process	$13,415	$9,963
Finished goods	8,199	6,982
Unbilled shipments	628	755
	22,243	17,701
Revaluation to LIFO	207	(62)
Total GE	22,449	17,639

GE Capital
Finished goods	66	50
Total consolidated	$22,515	$17,689

Inventory increased $4,826 million in 2015 primarily due to the Alstom acquisition of $4,298 million.
GE 2015 FORM 10-K 156

NOTE 6. GE CAPITAL FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

FINANCING RECEIVABLES, NET

December 31 (In millions)	2015	2014

Loans, net of deferred income	$20,115	$20,270
Investment in financing leases, net of deferred income	4,969	5,471
	25,084	25,741
Allowance for losses	(81)	(93)
Financing receivables – net	$25,003	$25,647

NET INVESTMENT IN FINANCING LEASES

	Total financing leases		Direct financing leases(a)		Leveraged leases(b)
December 31 (In millions)	2015	2014	2015	2014	2015	2014

Total minimum lease payments receivable	$5,901	$6,755	$3,251	$3,669	$2,649	$3,086
Less principal and interest on third-party
non-recourse debt	(1,482)	(1,868)	-	-	(1,482)	(1,868)
Net rentals receivables	4,419	4,887	3,251	3,669	1,167	1,218
Estimated unguaranteed residual value
of leased assets	2,057	2,371	928	1,138	1,129	1,233
Less deferred income	(1,507)	(1,787)	(913)	(1,101)	(593)	(686)
Investment in financing leases, net of
deferred income	4,969	5,471	3,266	3,706	1,703	1,765
Less amounts to arrive at net investment
Allowance for losses	(27)	(29)	(15)	(14)	(13)	(15)
Deferred taxes	(1,665)	(1,899)	(593)	(697)	(1,071)	(1,202)
Net investment in financing leases	$3,277	$3,543	$2,658	$2,995	$619	$548

(a)	Included $24 million and $33 million of initial direct costs on direct financing leases at December 31, 2015 and 2014, respectively.
(b)
Included pre-tax income of $61 million and $53 million and income tax of $23 million and $20 million during 2015 and 2014, respectively. Net investment credits recognized on leveraged leases during 2015 and 2014 were insignificant.

CONTRACTUAL MATURITIES

	Total	Net rentals
(In millions)	loans	receivable

Due in
2016	$13,937	$821
2017	1,299	719
2018	769	715
2019	1,428	564
2020	722	425
2021 and later	1,959	1,174
Total	$20,115	$4,419

We expect actual maturities to differ from contractual maturities.

ALLOWANCE FOR LOSSES

(In millions)	2015	2014	2013

Beginning balance	$93	$44	$43
Provision	48	79	4
Net write-offs(a)	(60)	(27)	(4)
Other(b)	(1)	(3)	1
Ending balance	$81	$93	$44

(a)
Net write-offs (gross write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as a result of losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

(b)	Other primarily includes effects of currency exchange.

GE 2015 FORM 10-K 157

We manage our financing receivable portfolios using delinquency and nonaccrual data as key performance indicators. Substantially all of our financing receivables are secured at December 31, 2015 and 2014.

At December 31, 2015, $622 million (2.5%), $201 million (0.8%) and $256 million (1.0%) of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively. At December 31, 2014, $610 million (2.4%), $131 million (0.5%) and $512 million (2.0%) of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively. The vast majority of nonaccrual loans at December 31, 2015 and 2014, which are primarily at GECAS, are currently paying in accordance with their contractual terms.

The recorded investment in impaired loans at December 31, 2015 and 2014 was $175 million and $412 million, respectively, primarily in GECAS, and included $2 million and $20 million of impaired loans with specific allowances of $1 and $16 million, respectively, primarily at EFS. The method used to measure impairment for these loans is primarily based on collateral value. At December 31, 2015, troubled debt restructurings included in impaired loans were $116 million, the vast majority at GECAS.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	Depreciable
	lives-new		Original Cost		Net Carrying Value
December 31 (Dollars in millions)	(in years)		2015	2014	2015	2014

GE
Land and improvements	8	(a)	$888	$690	$870	$698
Buildings, structures and related equipment	8-40		10,050	8,740	5,440	4,131
Machinery and equipment	4-20		24,515	23,370	9,986	9,040
Leasehold costs and manufacturing plant under construction	1-10		4,359	3,751	3,849	3,338
			39,812	36,551	20,145	17,207

GE Capital(b)
Land and improvements, buildings, structures and related equipment	1-35	(a)	267	318	101	142
Equipment leased to others
Aircraft(c)	15-20		50,339	46,017	34,316	30,573
All other	3-35		543	767	364	539
			51,149	47,102	34,781	31,253
Eliminations			(939)	(462)	(831)	(390)
Total			$90,022	$83,191	$54,095	$48,070

(a)	Depreciable lives exclude land.
(b)	Included $1,024 million and $731 million of original cost of assets leased to GE with accumulated amortization of $83 million and $60 million at December 31, 2015 and 2014, respectively.
(c)	The GECAS business of Capital recognized impairment losses of $168 million and $445 million in 2015 and 2014, respectively. These losses are recorded in the caption "Cost of services sold" in the Statement of Earnings to reflect adjustments to fair value based on management's best estimates, which are benchmarked against third-party appraiser current market values for aircraft of similar type and age.

Consolidated depreciation and amortization related to property, plant and equipment was $4,847 million, $4,953 million and $5,202 million in 2015, 2014 and 2013, respectively. Amortization of GE Capital equipment leased to others was $2,266 million, $2,386 million and $2,693 million in 2015, 2014 and 2013, respectively.

Noncancellable future rentals due from customers for equipment on operating leases at December 31, 2015, are as follows:

(In millions)

Due in
2016	$4,162
2017	3,876
2018	3,378
2019	2,920
2020	2,455
2021 and later	7,128
Total	$23,919

GE 2015 FORM 10-K 158

NOTE 8. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

ACQUISITIONS

On November 2, 2015, we acquired the Thermal, Renewables and Grid businesses from Alstom. The purchase price was €9,200 million ($10,135 million), net of cash acquired of approximately €1,600 million ($1,765 million). As further discussed below and elsewhere in this report, the acquired Alstom businesses had a significant impact on our industrial businesses, directly affecting accounting and reporting related to three of our operating segments, as well as the creation of several new, jointly-owned entities. Given the timing and complexity of the acquisition, the presentation of these businesses in our financial statements, including the allocation of the purchase price, is preliminary and likely to change in future reporting periods. We will complete our post-closing procedures and purchase price allocation no later than the fourth quarter of 2016.

As noted above, we formed three consolidated joint ventures with Alstom in grid technology, renewable energy, and global nuclear and French steam power. In addition, GE contributed its Digital Energy business to the grid technology joint venture.

Alstom holds redemption rights with respect to its interest in each joint venture, which, if exercised, would require us to purchase all of their interest during September 2018 or September 2019 for the grid technology and renewable energy joint ventures. Alstom also holds similar redemption rights for the global nuclear and French steam power joint venture, that are exercisable during the first full calendar quarter immediately following the fifth or sixth anniversary of the acquisition date. The redemption price would generally be equal to Alstom's initial investment plus annual accretion of 3% for the grid technology and renewable energy joint ventures and plus annual accretion of 2% for the nuclear and French steam power joint venture, with potential upside sharing based on an EBITDA multiple. Alstom also holds additional redemption rights in other limited circumstances as well as a call option to require GE to sell all of its interests in the renewable energy joint venture at the higher of fair value or Alstom's initial investment plus annual accretion of 3% during the month of May in the years 2016 through 2019 and also upon a decision to IPO the joint venture.

GE holds a call option on Alstom's interest in the global nuclear and French steam power joint venture at the same amount as Alstom's redemption price in the event that Alstom exercises its put option in the grid technology or renewable energy joint ventures. GE also has call options on Alstom's interest in the three joint ventures in other limited circumstances. In addition, the French Government holds a preferred interest in the global nuclear and French steam power joint venture, giving it certain protective rights.

The acquisition and alliances with Alstom affected our Power, Energy Management and Renewable Energy segments. The financial impact of acquired businesses on individual segments will be affected by a number of variables, including operating performance, purchase accounting effects and expected synergies. In addition, due to the amount of time that elapsed between signing and closing, the commercial operations of the businesses were negatively affected primarily as a result of uncertainty among Alstom customers regarding the execution of the transaction. This affected the overall valuation of the acquired businesses at the time of close and, accordingly, is reflected in the amounts assigned to the assets and liabilities recorded in purchase accounting. The fair value of the acquired businesses, including a preliminary valuation of non-controlling interest, at the time of close was approximately $13,700 million, net of cash acquired. The preliminary purchase price allocation resulted in approximately $13,500 million of goodwill and $4,065 million of amortizable intangible assets. The preliminary fair value of the associated non-controlling interest is approximately $3,600 million, which consists of approximately $2,900 million for Alstom's redeemable non-controlling interest in the three joint ventures (presented separately from total equity in the consolidated balance sheet) and $700 million for all other non-controlling interest.

In order to obtain approval by the European Commission and the Department of Justice, GE pledged to sell certain of Alstom's gas-turbine assets and its Power Systems Manufacturing subsidiary to Ansaldo Energia SpA (Ansaldo) after the close of the transaction for approximately €120 million. The purchase price will be paid by Ansaldo over a period of five years. The transaction closed on February 25, 2016.

On January 30, 2015, we acquired Milestone Aviation Group (Milestone Aviation), a helicopter leasing business, for approximately $1,750 million, which is included in our Capital segment. The purchase price allocation resulted in goodwill of approximately $730 million and amortizable intangible assets of approximately $345 million.
GE 2015 FORM 10-K 159

On June 2, 2014, we acquired Cameron's Reciprocating Compression division for $550 million. The division provides reciprocating compression equipment and aftermarket services for oil and gas production, gas processing, gas distribution and independent power industries. The division is included in our Oil & Gas segment. The purchase price allocation resulted in goodwill of approximately $280 million and amortizable intangible assets of approximately $95 million.

In the first quarter of 2014, we acquired several businesses in our Healthcare segment. On February 12, 2014, we acquired API Healthcare (API) for $340 million in cash. API is a healthcare workforce management software and analytics solutions provider. The purchase price allocation resulted in goodwill of approximately $270 million and amortizable intangible assets of approximately $125 million. On March 21, 2014, we acquired certain Thermo Fisher Scientific Inc. life-science businesses for $1,065 million in cash. The primary business acquired, Hyclone, is a leading manufacturer of products used to support biopharmaceutical research and production. The purchase price allocation resulted in goodwill of approximately $695 million and amortizable intangible assets of approximately $320 million.

GOODWILL

CHANGES IN GOODWILL BALANCES

	2015				2014
			Dispositions,				Dispositions,
			currency				currency
	Balance at		exchange	Balance at	Balance at		exchange	Balance at
(In millions)	January 1	Acquisitions(a)	and other	December 31	January 1	Acquisitions	and other	December 31

Power	$7,769	$9,582	$(615)	$16,736	$7,852	$21	$(104)	$7,769
Renewable Energy	984	1,631	(35)	2,580	970	-	14	984
Oil & Gas	10,572	22	-	10,594	10,516	276	(220)	10,572
Energy Management	4,570	2,314	(657)	6,227	4,748	-	(178)	4,570
Aviation	8,952	-	(385)	8,567	9,103	-	(151)	8,952
Healthcare	17,532	11	(190)	17,353	16,643	1,004	(115)	17,532
Transportation	887	-	(36)	851	1,012	2	(127)	887
Appliances & Lighting	226	-	(12)	214	606	-	(380)	226
Capital	1,680	728	(37)	2,370	1,684	-	(3)	1,680
Corporate	34	-	-	34	3	31	-	34
Total	$53,207	$14,287	$(1,968)	$65,526	$53,137	$1,334	$(1,264)	$53,207

(a)            Goodwill balances associated with Alstom and their allocations to segments are preliminary.

Goodwill balances increased by $12,319 million in 2015, primarily as a result of the Alstom and Milestone Aviation acquisitions, partially offset by currency exchange effects of the stronger U.S dollar and disposals.

Goodwill balances increased $70 million in 2014, primarily as a result of acquisitions at Healthcare and Oil & Gas partially offset by currency exchange effects of a stronger U.S. dollar.

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

GE 2015 FORM 10-K 160

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

While all of our reporting units passed step one of our annual impairment testing in 2015, we identified one reporting unit for which the fair value was not substantially in excess of its carrying value. Due to the sharp decline experienced in oil prices and the prospect of a continuation of prevailing oil prices, the fair value of our Energy Financial Services reporting unit, within our Capital operating segment, has been impacted and was in excess of its carrying value by approximately 13%. Due to the continued decline in oil prices, we performed an impairment test in the fourth quarter using data as of December 31, 2015, which resulted in the fair value of our Energy Financial Services reporting unit being in excess of its carrying value by approximately 12%. The goodwill associated with our Energy Financial Services reporting unit was $1,386 million at December 31, 2015, representing approximately 2% of our total goodwill. Our Oil & Gas business has also experienced declines in orders, project commencement delays and pricing pressures, which affect the fair value of our Oil & Gas reporting units. While the goodwill of these reporting units is not currently impaired, we will continue to monitor the oil & gas industry and the impact it may have on these businesses.

As of December 31, 2015, we believe that the goodwill is recoverable for all of the reporting units; however, there can be no assurances that the goodwill will not be impaired in future periods.

In 2014, we identified one reporting unit for which the fair value was not substantially in excess of its carrying value. Within our Energy Management operating segment, the Power Conversion reporting unit was determined to have a fair value in excess of its carrying value by approximately 10%. In the current year, the fair value of the Power Conversion reporting unit significantly exceeded its carrying value. The increase in fair value over its carrying value was driven primarily by a stabilization of the business and cost cutting measures. In addition, our carrying value has decreased due to currency effects of a stronger U.S. dollar.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.
GE 2015 FORM 10-K 161

OTHER INTANGIBLE ASSETS

OTHER INTANGIBLE ASSETS - NET

December 31 (In millions)	2015	2014

Intangible assets subject to amortization	$16,634	$13,052
Indefinite-lived intangible assets(a)	109	130
Total	$16,744	$13,182

(a)	Indefinite-lived intangible assets principally comprise trademarks and in-process research and development.

INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

	2015			2014
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
December 31 (In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$8,650	$(2,059)	$6,591	$7,139	$(1,772)	$5,367
Patents and technology	8,543	(3,096)	5,447	6,685	(2,894)	3,791
Capitalized software	7,375	(4,136)	3,239	6,509	(3,547)	2,962
Trademarks	1,337	(282)	1,055	1,129	(251)	878
Lease valuations	167	(22)	145	-	-	-
Present value of future profits(a)	651	(651)	-	614	(614)	-
All other	267	(108)	159	107	(53)	54
Total	$26,990	$(10,354)	$16,634	$22,183	$(9,131)	$13,052

(a)	Balances at December 31, 2015 and 2014 reflect adjustments of $266 million and $293 million, respectively, to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.

During 2015, we recorded additions to intangible assets subject to amortization of $5,764 million, primarily driven by Alstom, capitalized software across all business lines and Milestone Aviation. The components of finite-lived intangible assets acquired during 2015 and their respective weighted average amortizable period follow.

COMPONENTS OF FINITE-LIVED INTANGIBLE ASSETS ACQUIRED DURING 2015

		Weighted-average
	Gross	amortizable period
(In millions)	carrying value	(in years)

Customer-related	$1,737	8.5
Patents and technology	2,213	10.2
Capitalized software	1,196	7.0
Trademarks	223	6.3
Lease valuations	167	4.7
All other	227	9.5

GE amortization expense related to intangible assets subject to amortization was $1,505 million, $1,386 million and $1,286 million in 2015, 2014 and 2013, respectively. GE Capital amortization expense related to intangible assets subject to amortization was $148 million, $84 million and $93 million in 2015, 2014 and 2013, respectively. Estimated GE Consolidated annual pre-tax amortization for intangible assets over the next five calendar years follows.

ESTIMATED 5 YEAR CONSOLIDATED AMORTIZATION

(In millions)	2016	2017	2018	2019	2020

Estimated annual pre-tax amortization	$1,952	$1,853	$1,851	$1,725	$1,591

GE 2015 FORM 10-K 162

NOTE 9. CONTRACT ASSETS AND ALL OTHER ASSETS

December 31 (In millions)	2015	2014

GE
Contract assets	$21,156	$16,960

Contract assets reflect revenues earned in excess of billings on our long-term contracts to construct technically complex equipment (such as gas power systems and aircraft engines), long-term product maintenance or extended warranty arrangements and other deferred contract related costs. Long-term product maintenance amounts are presented net of related billings in excess of revenues of $2,602 million and $2,329 million at December 31, 2015 and 2014, respectively. Included in contract assets at December 31, 2015, is $1,979 million related to the Alstom acquisition.

December 31 (In millions)	2015	2014

Investments
Associated companies	$3,582	$3,384
Other	718	613
	4,300	3,997
Long-term receivables, including notes	2,310	766
Derivative instruments	733	783
Other	5,937	2,175
	13,281	7,722
GE Capital
Investments
Associated companies	8,373	8,651
Assets held for sale(a)	857	1,414
Time deposits(b)	10,386	-
Other	543	138
	20,159	10,203
Derivative instruments	549	1,434
Advances to suppliers	1,809	1,372
Deferred borrowing costs	199	662
Other(c)	2,571	3,774
	25,287	17,445
Eliminations	(1,097)	(331)
All Other Assets	$37,471	$24,836

(a)	Assets were classified as held for sale on the date a decision was made to dispose of them through sale or other means. At December 31, 2015 and 2014, such assets consisted primarily of loans, aircraft and equipment, and were accounted for at the lower of carrying amount or estimated fair value less costs to sell.
(b)	Balances at December 31, 2015 included $10,386 million of high quality interest bearing deposits with European branches of global banks, predominantly in the UK, that mature in April 2016.
(c)	Balances at December 31, 2015 and 2014 included $6 million and $7 million, respectively of deferred acquisition cost that reflect adjustments of $544 million and $624 million, respectively, to deferred acquisition costs in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.

GE 2015 FORM 10-K 163

NOTE 10. BORROWINGS

December 31 (Dollars in millions)	2015			2014

Short-term borrowings		Amount	Average Rate(a)	Amount	Average Rate(a)
GE
Commercial paper		$500	0.15%	$500	0.10%
Current portion of long-term borrowings		17,777	2.10	2,068	1.05
Other		1,522		1,304
Total GE short-term borrowings(b)		19,799		3,872

GE Capital
Commercial paper
U.S.		650	0.46	22,019	0.19
Non-U.S.		4,351	0.01	2,993	0.25
Current portion of long-term borrowings(c)		24,996	4.28	36,920	2.15
Intercompany payable to GE(d)		17,649		-
GE interest plus notes(f)		-		5,467	1.01
Other(e)		1,005		16
Total GE Capital short-term borrowings		48,650		67,416

Eliminations(d)		(18,556)		(863)
Total short-term borrowings		$49,892		$70,425

Long-term borrowings	Maturities	Amount	Average Rate(a)	Amount	Average Rate(a)
GE
Senior notes	2017-2055	$72,840	3.23%	$11,945	4.25%
Subordinated notes	2021-2037	2,954	3.68	-
Subordinated debentures(g)	2066-2067	6,678	6.14	-
Other		1,298		523
Total GE long-term borrowings(b)		83,770		12,468

GE Capital
Senior notes(c)	2017-2039	59,254	2.54	158,600	2.65
Subordinated notes		249		4,804	3.36
Subordinated debentures(g)		-		7,085	5.88
Intercompany payable to GE(d)		67,465		-
Other(e)		2,094		3,686
Total GE Capital long-term borrowings		129,062		174,174

Eliminations(d)		(67,531)		(46)
Total long-term borrowings		$145,301		$186,596
Non-recourse borrowings of
consolidated securitization entities(h)	2016-2017	$3,083	1.00%	$4,403	0.97%
Total borrowings		$198,276		$261,424

(a)	Based on year-end balances and year-end local currency effective interest rates, including the effects from hedging.
(b)	Excluding assumed debt of GE Capital, GE total borrowings is $18,455 million.
(c)
Included $160 million and $439 million of obligations to holders of GICs at December 31, 2015 and 2014, respectively. These obligations included conditions under which certain GIC holders could require immediate repayment of their investment should the long-term credit ratings of GE Capital fall below AA-/Aa3. The remaining outstanding GICs will continue to be subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GE Capital's ratings, among other things.

(d)	Included $85,114 million of GE Capital debt assumed by GE and maintained as intercompany payable to GE at December 31, 2015.
(e)
Included $2,721 million and $3,830 million of funding secured by aircraft and other collateral at December 31, 2015 and 2014, respectively, of which $1,537 million and $1,183 million is non-recourse to GE Capital at December 31, 2015 and 2014, respectively.

(f)	Entirely variable denomination floating-rate demand notes. The GE Interest Plus program was closed effective August 31, 2015.
(g)
Included $2,587 million of subordinated debentures, which constitute the sole assets of trusts that have issued trust preferred securities and where GE owns 100% of the common securities of the trusts. Obligations associated with these trusts are unconditionally guaranteed by GE.

(h)	Included $918 million and $773 million of current portion of long-term borrowings at December 31, 2015 and 2014, respectively. See Note 21.

GE 2015 FORM 10-K 164

On May 28, 2015, GE issued €3,150 million senior unsecured debt, composed of €650 million of Floating Rate Notes due 2020, €1,250 million of 1.250% Notes due 2023 and €1,250 million of 1.875% Notes due 2027. On October 9, 2015, $2.0 billion of long-term debt issued by GE matured.

On April 10, 2015, GE provided a full and unconditional guarantee on the payment of the principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GE Capital. $92.6 billion of such debt was assumed by GE on December 2, 2015 upon its merger with GE Capital resulting in an intercompany payable to GE. Prior to the merger $36 billion notional of GE Capital debt was exchanged into a new GE Capital international entity, including $16.2 billion which was exchanged into Six Month Notes and of which $14.9 billion was classified in long-term borrowings prior to exchange.
As part of the GE Capital Exit Plan, on September 21, 2015 GE Capital commenced private offers to exchange up to $30 billion of certain outstanding debt for new notes with maturities of six months, five years, ten years or twenty years. On October 19, 2015, given the high level of participation, the offering was increased by $6 billion with the aggregate principal amount of $36 billion of outstanding notes (representing $31 billion of outstanding principal and $5 billion of premium) being tendered for exchange and settled on October 26, 2015. The new notes that were issued at closing are composed of $15.3 billion of 0.964% Six Month Notes due April 2016, £0.8 billion of 1.363% Six Month Notes due April 2016, $6.1 billion of 2.342% Notes due 2020, $2.0 billion of 3.373% Notes due 2025 and $11.5 billion of 4.418% Notes due 2035.

December 31 (in millions)	2015

	Borrowings from debt exchange(a)	Borrowings assumed by GE	Borrowings guaranteed by GE
Short-term borrowings
GE
Current portion of long-term borrowings	$-	$17,649	$-
GE Capital
Commercial paper-Non U.S.	-	-	4,351
Current portion of long-term borrowings	15,430	-	24,334
Other	789	-	789
Total short-term borrowings	$16,219	$17,649	$29,474

Long-term borrowings
GE
Senior unsecured notes	$-	$57,433	$-
Subordinated notes	-	2,954	-
Subordinated debentures	-	6,678	-
Other	-	400	-
GE Capital
Senior unsecured notes	16,756	-	56,355
Other	-	-	-
Total long-term borrowings	$16,756	$67,465	$56,355
Total borrowings	$32,975	$85,114	$85,829

(a)	Included $4.5 billion in additional bonds issued as a premium that will accrete up to face value ($36 billion) to the maturity date.

Additional information about borrowings and associated swaps can be found in Notes 20 and 27.

GE 2015 FORM 10-K 165

Liquidity is affected by debt maturities and our ability to repay or refinance such debt. Long-term debt maturities over the next five years follow.

(In millions)	2016		2017	2018	2019	2020

GE(a)	$17,777		$16,723	$7,953	$3,749	$7,306
GE Capital	24,996	(b)	8,520	7,681	5,714	11,419

(a)
Included borrowings assumed by GE as part of the merger, for which GE has an offsetting amount due from GE Capital, of $17,649 million, $12,454 million, $7,898 million, $3,707 million and $6,548 million in 2016, 2017, 2018, 2019, and 2020, respectively.

(b)	Fixed and floating rate notes of $458 million contain put options with exercise dates in 2016, and which have final maturity beyond 2019

Committed credit lines totaling $45.6 billion had been extended to us by 48 banks at year-end 2015. $45.6 billion under these credit lines can be on-lent to GE Capital. The GE lines include $24.5 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $20.9 billion are 364-day lines that contain a term-out feature that allows us to extend the borrowings for two years from the date on which such borrowings would otherwise be due.

NOTE 11. INVESTMENT CONTRACTS, INSURANCE LIABILITIES AND INSURANCE ANNUITY BENEFITS

Investment contracts, insurance liabilities and insurance annuity benefits comprise mainly obligations to annuitants and policyholders in our run-off insurance operations.

December 31 (In millions)	2015	2014

Life insurance benefits(a)	$19,978	$20,688
Investment contracts	2,955	3,970
Other(b)	3,223	3,224
	26,155	27,881
Eliminations	(463)	(449)
Total	$25,692	$27,432

(a)	Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 3.0% to 8.5% in both 2015 and 2014.
(b)	Substantially all unpaid claims and claims adjustment expenses and unearned premiums.

When insurance affiliates cede insurance risk to third parties, such as reinsurers, they are not relieved of their primary obligation to policyholders. When losses on ceded risks give rise to claims for recovery, we establish allowances for probable losses on such receivables from reinsurers as required. Reinsurance recoverables are included in the caption "Other GE Capital receivables" on our Statement of Financial Position, and amounted to $1,880 million and $1,742 million at December 31, 2015 and 2014 respectively.

We recognize reinsurance recoveries as a reduction of the Statement of Earnings caption "Investment contracts, insurance losses and insurance annuity benefits." Reinsurance recoveries were $295 million, $240 million and $250 million in 2015, 2014 and 2013, respectively.
GE 2015 FORM 10-K 166

NOTE 12. POSTRETIREMENT BENEFIT PLANS

ABOUT OUR PLANS

We sponsor a number of pension plans, including our two principal pension plans for certain U.S. employees as well as other affiliate pension plans. Our principal pension plans, the GE Pension Plan and the GE Supplementary Pension Plan, are discussed below. A summary of other postretirement plans is also provided.

The GE Pension Plan is a defined benefit plan that covers 231,000 retirees and beneficiaries, 167,000 vested former employees and 75,000 active employees. This plan is closed to new participants. The GE Supplementary Pension Plan is an unfunded plan that provides supplementary benefits to higher-level, longer-service employees. The GE Supplementary Pension Plan annuity benefit is closed to new participants and has been replaced by an installment benefit. We use a December 31 measurement date for these plans.

On our balance sheet, we measure our plan assets at fair value and the obligations at the present value of the estimated payments to plan participants. Participants earn benefits based on their service and pay. Those estimated payment amounts are determined based on assumptions. Differences between our actual results and what we assumed are recorded in a separate component of equity each period. These differences are amortized into earnings over the remaining average future service of active employees or the expected life of participants, as applicable, who participate in the plan.

THE COST OF OUR PLANS

The amount we report in our earnings as pension cost consists of the following components:

	Service cost - the cost of benefits earned.
	Prior service cost amortization – the effect of benefit changes resulting from plan amendments.
	Expected return on plan assets – the return we expect to earn on plan investments.
	Interest cost – the accrual of interest on the pension obligation due to the passage of time.
	Net actuarial loss amortization – changes in estimates of the amount of the net pension obligation (based on assumption changes and actual experience).
	Curtailment loss – immediate recognition of amounts previously deferred (due to an event, such as the sale of a business, which shortens future service or eliminates future benefits).

Pension cost components follow.

COST OF PENSION PLANS

	Principal pension plans
(In millions)	2015	2014	2013

Service cost for benefits earned	$1,424	$1,205	$1,535
Prior service cost amortization	205	214	246
Expected return on plan assets	(3,302)	(3,190)	(3,500)
Interest cost on benefit obligations	2,778	2,745	2,460
Net actuarial loss amortization	3,288	2,565	3,664
Curtailment loss	105	65	-
Pension cost	$4,498	$3,604	$4,405

ASSUMPTIONS USED IN PENSION CALCULATIONS

Accounting requirements necessitate the use of assumptions to reflect the uncertainties and the length of time over which the pension obligations will be paid. The actual amount of future benefit payments will depend upon when participants retire, the amount of their benefit at retirement and how long they live. To reflect the obligation in today's dollars, we discount the future payments using a rate that matches the time frame over which the payments will be made. We also need to assume a long-term rate of return that will be earned on investments used to fund these payments.

GE 2015 FORM 10-K 167

The assumptions used to measure our pension benefit obligations (PBO) follow.

ASSUMPTIONS USED TO MEASURE PENSION BENEFIT OBLIGATIONS
	Principal pension plans
December 31	2015	2014	2013

Discount rate	4.38%	4.02%	4.85%
Compensation increases	3.80	4.10	4.00

The discount rate used to measure the pension obligation at the end of the year is also used to measure pension cost in the following year. The assumptions used to measure pension costs follow.

ASSUMPTIONS USED TO MEASURE PENSION COST
	Principal pension plans
December 31	2015	2014	2013

Discount rate	4.02%	4.85%	3.96%
Expected return on assets	7.50	7.50	8.00

We evaluate these assumptions annually. We evaluate other assumptions periodically, such as retirement age, mortality and turnover, and update them as necessary to reflect our actual experience and expectations for the future.

The Society of Actuaries issued new mortality tables in 2014 projecting longer life expectancies that resulted in higher postretirement benefit obligations for U.S. companies. We updated our mortality assumptions as of December 31, 2014, which resulted in an increase of $3,953 million in our principal pension plans' benefit obligations.

We determine the discount rate using the weighted average yields on high-quality fixed-income securities that have maturities consistent with the timing of benefit payments. Lower discount rates increase the size of the benefit obligation and pension expense in the following year; higher discount rates reduce the size of the benefit obligation and subsequent-year pension expense.

The expected return on plan assets is the estimated long-term rate of return that will be earned on the investments used to fund the pension obligation. To determine this rate, we consider the current and target composition of plan investments, our historical returns earned, and our expectations about the future.

The compensation assumption is used to estimate the annual rate at which pay of plan participants will grow. If the rate of growth assumed increases, the size of the pension obligation will increase, as will the amount recorded in shareowners' equity and amortized to earnings in subsequent periods.

Further information about our pension assumptions, including a sensitivity analysis of certain assumptions, can be found in the Critical Accounting Estimates – Pension Assumptions within Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

FUNDED STATUS

	Principal pension plans
December 31 (in millions)	2015	2014

Projected benefit obligations	$68,722	$70,735
Fair value of plan assets	45,720	48,280
Underfunded	$23,002	$22,455

GE 2015 FORM 10-K 168

PROJECTED BENEFIT OBLIGATIONS

	Principal pension plans
(In millions)	2015		2014

Balance at January 1	$70,735		$58,113
Service cost for benefits earned	1,424		1,205
Interest cost on benefit obligations	2,778		2,745
Participant contributions	155		153
Plan amendments	902		-
Actuarial loss (gain)	(4,017)	(a)	11,718	(b)
Benefits paid	(3,255)		(3,199)
Balance at December 31(c)	$68,722		$70,735

(a)	Principally associated with discount rate changes.
(b)	Principally associated with discount rate and mortality assumption changes.
(c)	The PBO for the GE Supplementary Pension Plan, which is an unfunded plan, was $6,099 million and $6,632 million at year-end 2015 and 2014, respectively.

THE COMPOSITION OF OUR PLAN ASSETS

The fair value of our pension plans' investments is presented below. The inputs and valuation techniques used to measure the fair value of these assets are described in Note 1 and have been applied consistently.

	Principal pension plans
December 31 (in millions)	2015	2014

Equity securities
U.S. equity securities(a)	$12,447	$12,956
Non-U.S. equity securities(a)	9,088	9,153
Debt securities
Fixed income and cash investment funds	3,252	4,500
U.S. corporate(b)	5,529	5,155
Other debt securities(c)	5,131	5,729
Private equities(a)	4,885	5,249
Real estate(a)	3,186	3,129
Other investments(d)	2,202	2,409
Total plan assets	$45,720	$48,280

(a)	Included direct investments and investment funds.
(b)	Primarily represented investment-grade bonds of U.S. issuers from diverse industries.
(c)	Primarily represented investments in residential and commercial mortgage-backed securities, non-U.S. corporate and government bonds and U.S. government, federal agency, state and municipal debt.

(d)	Substantially all represented hedge fund investments.

Virtually all of the private equity, real estate and other investments are considered Level 3 investments. The remaining investments are substantially all considered Level 1 or Level 2. A description of the fair value leveling hierarchy is provided in the Accounting Principles and Policy section of Note 1.

FAIR VALUE OF PLAN ASSETS

	Principal pension plans
(In millions)	2015	2014

Balance at January 1	$48,280	$48,297
Actual gain on plan assets	307	2,793
Employer contributions	233	236
Participant contributions	155	153
Benefits paid	(3,255)	(3,199)
Balance at December 31	$45,720	$48,280

GE 2015 FORM 10-K 169

AMOUNTS INCLUDED IN SHAREOWNERS' EQUITY

Amounts included in shareowners' equity that will be amortized in future reporting periods follow.

	Principal pension plans
December 31 (in millions)	2015	2014

Prior service cost	$1,473	$881
Net actuarial loss	16,795	21,105
Total	$18,268	$21,986

In 2016, we estimate that we will amortize $300 million of prior service cost and $2,450 million of net actuarial loss from shareowners' equity into pension cost. Comparable amounts amortized in 2015 were $205 million and $3,288 million, respectively.

OTHER PENSION AND POSTRETIREMENT PLANS

We also administer other pension plans, including legacy plans that were part of acquisitions. Other pension plans in 2015 included 53 U.S. and non-U.S. pension plans with assets or obligations greater than $50 million. These other pension plans cover 60,000 retirees and beneficiaries, 58,000 vested former employees and 39,000 active employees. We also sponsor a number of postretirement health and life insurance benefit plans (retiree benefit plans). Principal retiree benefit plans cover approximately 189,000 retirees and dependents.

In June 2015, we amended our principal retiree benefit plans such that, effective January 1, 2016, our current post-65 retiree health plans will be closed to certain production retirees, employees, and their eligible dependents. In lieu of current post-65 retiree health benefits, current retired production participants and their eligible dependents who are 65 on or before January 1, 2018, will receive a Retirement Reimbursement Account (RRA) to help pay for eligible expenses incurred for coverage purchased through a private exchange. In addition, production employees eligible for current post-65 retiree healthcare benefits who retire by June 23, 2019 and their eligible dependents will also receive the RRA when they turn age 65 and enroll in individual Medicare coverage purchased through a private exchange. Also, in June 2015, we amended our company-provided retiree life insurance so that it will be closed to production employees who retire after June 23, 2019. These plan amendments reduced our principal retiree benefit obligations by approximately $3,300 million.

Summarized information about these plans follows.

COST OF BENEFIT PLANS

	Other pension plans			Principal retiree benefit plans
(In millions)	2015	2014	2013	2015	2014	2013

Benefit plan cost	$373	$412	$645	$174	$789	$927

FUNDED STATUS

			Principal retiree
	Other pension plans		benefit plans
(In millions)	2015	2014	2015	2014

Benefit obligations	$21,618	$15,589	$6,757	$10,703
Fair value of plan assets	17,368	12,386	695	813
Underfunded	$4,250	$3,203	$6,062	$9,890

GE 2015 FORM 10-K 170

AMOUNTS INCLUDED IN SHAREOWNERS' EQUITY

Amounts included in shareowners' equity that will be amortized in future reporting periods follow.

			Principal retiree
	Other pension plans		benefit plans
December 31 (In millions)	2015	2014	2015	2014

Prior service cost (credit)	$(29)	$(23)	$(3,132)	$(24)
Net actuarial loss (gain)	3,080	3,533	(464)	(71)
Total	$3,051	$3,510	$(3,596)	$(95)

In 2016, we estimate that we will amortize $1 million of prior service cost and $275 million of net actuarial loss for the other pension plans from shareowners' equity into pension cost. For principal retiree benefit plans, the estimated prior service credit and net actuarial gain to be amortized in 2016 will be $165 million and $55 million, respectively. Comparable amounts amortized in 2015, respectively, were an insignificant amount and $289 million of net actuarial loss for the other pension plans and $8 million of prior service credit and $25 million of net actuarial gain for the principal retiree benefit plans.

OUR FUNDING POLICY

Our policy for funding the GE Pension Plan is to contribute amounts sufficient to meet minimum funding requirements under employee benefit and tax laws. We may decide to contribute additional amounts beyond this level. We did not make contributions to the GE Pension Plan in 2015 and 2014. The minimum funding requirements under U.S. law do not require a contribution to be made in 2016.

We expect to pay approximately $250 million for benefit payments under our GE Supplementary Pension Plan and administrative expenses of our principal pension plans and expect to contribute approximately $930 million to other pension plans in 2016. In 2015, comparative amounts were $233 million and $549 million, respectively.

We fund retiree health benefits on a pay-as-you-go basis and the retiree life insurance trust at our discretion. We expect to contribute approximately $490 million in 2016 to fund such benefits. In 2015, we contributed $501 million for these plans.

Further information about our pension plans and principal retiree benefit plans can be found in Note 27.

NOTE 13. ALL OTHER LIABILITIES

This caption includes liabilities for various items including deferred income, interest on tax liabilities, unrecognized tax benefits, environmental remediation, asset retirement obligations, derivative instruments, product warranties and a variety of sundry items.

We are involved in numerous remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs exclude possible insurance recoveries and, when dates and amounts of such costs are not known, are not discounted. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low end of such range. It is reasonably possible that our environmental remediation exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology and information related to individual sites, such amounts are not reasonably estimable. Total reserves related to environmental remediation and asbestos claims, were $1,869 million at December 31, 2015.

GE 2015 FORM 10-K 171

NOTE 14. INCOME TAXES

GE and GE Capital file a consolidated U.S. federal income tax return. This enables GE and GE Capital to use tax deductions and credits of one member of the group to reduce the tax that otherwise would have been payable by another member of the group. The GE Capital effective tax rate reflects the benefit of these tax reductions in the consolidated return. GE makes cash payments to GE Capital for tax reductions and GE Capital pays for tax increases at the time GE's tax payments are due.

Our businesses are subject to regulation under a wide variety of U.S. federal, state and foreign tax laws, regulations and policies. Changes to these laws or regulations may affect our tax liability, return on investments and business operations.

THE GE CAPITAL EXIT PLAN

In conjunction with the GE Capital Exit Plan, GE Capital will significantly reduce its non-U.S. assets while continuing to operate appropriately capitalized non-U.S. businesses with substantial assets related to GE Capital's vertical financing businesses, Energy Financial Services, GECAS and Healthcare Equipment Finance. As a result of the GE Capital Exit Plan, GE Capital recognized a tax expense of $6,327 million in continuing operations during 2015. This primarily consisted of $3,548 million of tax expense related to the repatriation of excess foreign cash and the write-off of deferred tax assets of $2,779 million that will no longer be supported under this plan.

The repatriation of cash includes approximately $10 billion of foreign earnings that, prior to the approval of the GE Capital Exit Plan, were indefinitely reinvested in GE Capital's international operations. GE Capital's indefinitely reinvested earnings have also been reduced by charges recognized in connection with the disposition of international assets. The remainder of the indefinitely reinvested earnings will continue to be reinvested in the significant international base of assets that will remain after the GE Capital Exit Plan is fully executed. The write-off of deferred tax assets largely relates to our Treasury operations in Ireland where the tax benefits will no longer be apparent to be realized upon implementation of the GE Capital Exit Plan. These charges, which increase the 2015 Consolidated effective tax rate by 77.3 percentage points, are reported in the lines "Tax on global activities including exports", and "All other-net" in the Reconciliation of U.S. federal statutory income tax rate to actual income tax rate."

(BENEFIT) PROVISION FOR INCOME TAXES

(In millions)	2015	2014	2013

GE
Current tax expense	$3,307	$2,110	$4,238
Deferred tax expense (benefit) from temporary differences	(1,800)	(476)	(2,571)
	1,506	1,634	1,667
GE Capital
Current tax expense (benefit)	2,796	(455)	521
Deferred tax expense (benefit) from temporary differences	2,183	(406)	(969)
	4,979	(861)	(448)
Consolidated
Current tax expense	6,103	1,655	4,759
Deferred tax expense (benefit) from temporary differences	383	(882)	(3,540)
Total	$6,485	$773	$1,219

CONSOLIDATED EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

(In millions)	2015	2014	2013

U.S. earnings	$(309)	$3,176	$6,066
Non-U.S. earnings	8,495	7,087	3,034
Total	$8,186	$10,263	$9,100

GE 2015 FORM 10-K 172

CONSOLIDATED (BENEFIT) PROVISION FOR INCOME TAXES

(In millions)	2015	2014	2013

U.S. Federal
Current	$1,549	$(122)	$2,005
Deferred	492	261	(2,571)
Non - U.S.
Current	4,867	2,035	2,703
Deferred	(121)	(982)	(1,004)
Other	(302)	(419)	86
Total	$6,485	$773	$1,219

RECONCILIATION OF U.S. FEDERAL STATUTORY INCOME TAX RATE TO ACTUAL INCOME TAX RATE

	Consolidated			GE			GE Capital
	2015	2014	2013	2015	2014	2013	2015	2014	2013

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from
inclusion of after-tax earnings of GE Capital in
before-tax earnings of GE	-	-	-	82.4	(4.8)	(2.6)	-	-	-
Tax on global activities including exports(a)	54.1	(17.7)	(11.4)	(52.8)	(12.0)	(7.4)	(224.5)	(72.0)	(126.9)
U.S. business credits(b)	(4.7)	(3.3)	(4.9)	(4.1)	(1.0)	(2.6)	9.2	(34.5)	(74.3)
All other – net(c)	(5.2)	(6.5)	(5.3)	(14.2)	(2.5)	(4.9)	(1.5)	(55.9)	(1.0)
	44.2	(27.5)	(21.6)	11.3	(20.3)	(17.5)	(216.8)	(162.4)	(202.2)
Actual income tax rate	79.2%	7.5%	13.4%	46.3%	14.7%	17.5%	(181.8)%	(127.4)%	(167.2)%

(a)	Included 2.9% and 2.7% in consolidated and GE, respectively, related to repatriation of prior year's non-U.S. earnings in 2013.
(b)
U.S. general business credits, primarily the credit for manufacture of energy efficient appliances, the credit for energy produced from renewable sources, the advanced energy project credit and the credit for research performed in the U.S.

(c)
Included (4.2)% and (10.6)% in consolidated and GE, respectively, related to deductible stock losses in 2015. Also includes, for each period, the expense or (benefit) for "Other" taxes reported above in the consolidated (benefit) provision for income taxes, net of 35% federal effect.

UNRECOGNIZED TAX POSITIONS

Annually, we file over 5,500 income tax returns in over 300 global taxing jurisdictions. We are under examination or engaged in tax litigation in many of these jurisdictions. During 2015, the Internal Revenue Service (IRS) completed the audit of our consolidated U.S. income tax returns for 2010-2011, except for certain issues that remain under examination. During 2013, the IRS completed the audit of our consolidated U.S. income tax returns for 2008-2009, except for certain issues that remain under examination. In addition, certain other U.S. tax deficiency issues and refund claims for previous years were unresolved. The IRS has disallowed the tax loss on our 2003 disposition of ERC Life Reinsurance Corporation. We have contested the disallowance of this loss. It is reasonably possible that the unresolved items could be resolved during the next 12 months, which could result in a decrease in our balance of "unrecognized tax benefits" – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties. Resolution of audit matters, including the IRS audit of our consolidated U.S. income tax returns for 2008-2011, reduced our 2015 and 2013 consolidated income tax rates by 4.4 and 1.9 percentage points, respectively.
GE 2015 FORM 10-K 173

The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months were:

UNRECOGNIZED TAX BENEFITS

December 31 (In millions)	2015	2014

Unrecognized tax benefits	$6,778	$5,619
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	4,723	4,059
Accrued interest on unrecognized tax benefits	805	807
Accrued penalties on unrecognized tax benefits	98	103
Reasonably possible reduction to the balance of unrecognized tax benefits
in succeeding 12 months	0-700	0-900
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-200	0-300

(a)	Some portion of such reduction may be reported as discontinued operations.

UNRECOGNIZED TAX BENEFITS RECONCILIATION

(In millions)	2015	2014

Balance at January 1	$5,619	$5,816
Additions for tax positions of the current year	720	234
Additions for tax positions of prior years	1,296	673
Reductions for tax positions of prior years	(754)	(761)
Settlements with tax authorities	(70)	(305)
Expiration of the statute of limitations	(33)	(38)
Balance at December 31	$6,778	$5,619

For 2015, the amount shown as "additions for tax positions of prior years" relates primarily ($1,054 million) to the preliminary estimate of uncertain tax liabilities for acquired Alstom businesses.  Of the total 2015 additions for tax positions of prior years, $445 million relates to amounts that would not affect tax expense if recognized.

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as provision for income taxes. For the years ended December 31, 2015, 2014 and 2013, $48 million, $(68) million and $22 million of interest expense (income), respectively, and $(4) million, $(45) million and an insignificant amount of tax expense (income) related to penalties, respectively, were recognized in the Statement of Earnings.

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

We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at December 31, 2015 and 2014, were approximately $104 billion and $119 billion, respectively. Most of these earnings have been reinvested in active non-U.S. business operations and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings.

GE 2015 FORM 10-K 174

Aggregated deferred income tax amounts are summarized below.

December 31 (In millions)	2015	2014

Assets
GE	$20,539	$19,942
GE Capital	4,643	8,048
	25,182	27,990
Liabilities
GE	(12,873)	(11,170)
GE Capital	(9,204)	(10,638)
	(22,077)	(21,808)
Net deferred income tax asset (liability)	$3,105	$6,183

COMPONENTS OF THE NET DEFERRED INCOME TAX ASSET (LIABILITY)

December 31 (In millions)	2015	2014

GE
Principal pension plans	$8,051	$7,859
Other non-current compensation and benefits	4,133	3,427
Provision for expenses	2,827	2,765
Retiree insurance plans	2,122	3,462
Non-U.S. loss carryforwards(a)	1,940	738
Contract assets	(5,143)	(4,539)
Intangible assets	(3,192)	(2,364)
Depreciation	(1,688)	(1,226)
Investment in global subsidiaries	(915)	(979)
Other – net	(469)	(371)
	7,666	8,772
GE Capital
Operating leases	(3,863)	(3,763)
Financing leases	(1,665)	(1,899)
Intangible assets	(103)	(53)
Non-U.S. loss carryforwards(a)	2,262	2,974
Investment in global subsidiaries	5	2,060
Other – net	(1,197)	(1,909)
	(4,561)	(2,590)
Net deferred income tax asset (liability)	$3,105	$6,183

(a)	Net of valuation allowances of $2,184 million and $2,015 million for GE and $109 million and $19 million for GE Capital, for 2015 and 2014, respectively. Of the net deferred tax asset as of December 31, 2015, of $4,202 million, $10 million relates to net operating loss carryforwards that expire in various years ending from December 31, 2016 through December 31, 2018; $472 million relates to net operating losses that expire in various years ending from December 31, 2019 through December 31, 2035 and $3,720 million relates to net operating loss carryforwards that may be carried forward indefinitely.

GE 2015 FORM 10-K 175

NOTE 15. SHAREOWNERS' EQUITY

(In millions)	2015	2014	2013

Preferred stock issued	$6	$-	$-
Common stock issued	$702	$702	$702
Accumulated other comprehensive income
Balance at January 1	$(18,172)	$(9,119)	$(20,229)
Other comprehensive income before reclassifications	(3,312)	(12,088)	8,844
Reclassifications from other comprehensive income	4,956	3,035	2,265
Other comprehensive income, net, attributable to GE	1,644	(9,053)	11,109
Balance at December 31	$(16,529)	$(18,172)	$(9,119)
Other capital
Balance at January 1	$32,889	$32,494	$33,070
Gains (losses) on treasury stock dispositions and other(a)(b)	4,724	396	(576)
Balance at December 31	$37,613	$32,889	$32,494
Retained earnings
Balance at January 1	$155,333	$149,051	$144,055
Net earnings (loss) attributable to the Company	(6,126)	15,233	13,057
Dividends and other transactions with shareowners	(9,161)	(8,948)	(8,060)
Redemption value adjustment on redeemable noncontrolling interests	(25)	(2)	(1)
Balance at December 31	$140,020	$155,333	$149,051
Common stock held in treasury
Balance at January 1	$(42,593)	$(42,561)	$(34,571)
Purchases(c)	(23,762)	(1,950)	(10,466)
Dispositions	2,816	1,917	2,477
Balance at December 31	$(63,539)	$(42,593)	$(42,561)
Total equity
GE shareowners' equity balance at December 31	$98,274	$128,159	$130,566
Noncontrolling interests balance at December 31	1,864	8,674	6,217
Total equity balance at December 31	$100,138	$136,833	$136,783

(a)	2014 included $440 million related to the excess of the net proceeds from the Synchrony Financial IPO over the carrying value of the interest sold.
(b)	2015 included $4,949 million related to issuance of new preferred stock in exchange for existing GE Capital preferred stock.
(c)	2015 included $(20,383) million related to the split-off of Synchrony Financial from GE, where GE shares were exchanged for shares of Synchrony Financial.

SHARES OF GE PREFERRED STOCK

At December 31, 2014 GECC had outstanding 50,000 shares of non-cumulative A, B and C Series perpetual preferred stock at an average dividend rate of 6.44% with a face value of $5,000 million. In connection with the GE Capital Exit Plan, on December 3, 2015, these shares were converted into a corresponding Series A, B, and C of fixed-to-floating rate non-cumulative perpetual preferred stock issued by GE with face value of $2,778 million, $2,073 million, $1,094 million, respectively, for a cumulative face value of $5,944 million with terms as follows:

Series A: 2,777,625 shares bearing an initial fixed interest rate of 4.00% through June 15, 2022, and a floating rate equal to three-month LIBOR plus 2.28% thereafter, callable on June 15, 2022.

Series B: 2,072,525 shares bearing an initial fixed interest rate of 4.10% through June 15, 2022, and a floating rate equal to three-month LIBOR plus 2.32% thereafter, callable on December 15, 2022.

Series C: 1,094,100 shares bearing an initial fixed interest rate of 4.20% through June 15, 2022, and a floating rate equal to three-month LIBOR plus 2.37% thereafter, callable on June 15, 2023.

The incremental shares were issued in order to compensate preferred holders for the lower dividend rate.

In conjunction with the exchange of the GE Capital Preferred stock into GE Preferred stock, GE Capital issued preferred stock to GE for which the amount and terms mirror the GE preferred stock held by external investors ($4,949 million carrying value at exchange).

GE 2015 FORM 10-K 176

Subsequent to the issuance of the preferred stock on December 3, 2015, in response to investor feedback, GE launched an exchange offer on December 18, 2015 that allowed GE preferred stock investors to exchange their existing Series A, B and C preferred stock into a Series D GE preferred stock. These Series D instruments bear an initial fixed interest rate of 5.00% through January 21, 2021, will bear a floating rate equal to three-month LIBOR plus 3.33% thereafter and are callable on January 21, 2021. On January 20, 2016, $2,687 million of Series A, $2,008 million of Series B and $999 million of Series C were exchanged into $5,694 million Series D GE preferred stock. Post exchange, $91 million of Series A, $64 million of Series B and $95 million of Series C GE preferred stock remain outstanding. The carrying value of the GE preferred stock at December 31, 2015 was $4,960 million and will increase to $5,944 million through periodic accretion to the respective call dates of each series. Principal and accretion for the preferred stock is recorded in other capital in the consolidated Statement of Financial Position.

On October 16, 2008, we issued 30,000 shares of 10% cumulative perpetual preferred stock and warrants to purchase 134,831,460 shares of common stock to Berkshire Hathaway Inc. (Berkshire Hathaway). On October 16, 2013, Berkshire Hathaway exercised their warrants and GE delivered 10.7 million shares to Berkshire Hathaway. The transaction had equal and offsetting effects on other capital and common stock held in treasury.

GE has 50 million authorized shares of preferred stock ($1.00 par value). 5,944,250 shares were issued and outstanding as of December 31, 2015. No shares were issued and outstanding as of December 31, 2014 and 2013.

SHARES OF GE COMMON STOCK

On April 10, 2015, the GE Board has authorized a new repurchase program of up to $50 billion in common stock, excluding the Synchrony Financial exchange. On November 17, 2015, we completed the split-off of Synchrony Financial through which we acquired 671,366,809 shares of GE common stock from our shareholders in exchange for 705,270,833 shares of Synchrony Financial stock we held. Under our share purchase programs, on a book basis, we repurchased shares of 109.8 million, 73.6 million and 432.6 million for a total of $3,320 million, $1,901 million and $10,375 million for the years ended 2015, 2014 and 2013, respectively.

GE's authorized common stock consists of 13,200,000,000 shares having a par value of $0.06 each.

Common shares issued and outstanding are summarized in the following table.

December 31 (In thousands)	2015	2014	2013

Issued	11,693,841	11,693,841	11,693,841
In treasury(a)	(2,314,553)	(1,636,461)	(1,632,960)
Outstanding	9,379,288	10,057,380	10,060,881

(a)	2015 included (671,366,809) shares related to the split-off of Synchrony Financial from GE, where GE shares were exchanged for shares of Synchrony Financial.

GE 2015 FORM 10-K 177

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(In millions)	2015	2014	2013

Investment securities
Balance at January 1	$1,013	$307	$677
Other comprehensive income (loss) (OCI) before reclassifications –
net of deferred taxes of $(270), $352 and $(408)(a)	(486)	562	(692)
Reclassifications from OCI – net of deferred taxes
of $(36), $85 and $223	(67)	146	318
Other comprehensive income (loss)(b)	(553)	708	(374)
Less OCI attributable to noncontrolling interests	(1)	2	(4)
Balance at December 31	$460	$1,013	$307

Currency translation adjustments (CTA)
Balance at January 1(c)	$(2,428)	$283	$413
OCI before reclassifications – net of deferred taxes	(4,932)	(2,600)	510
of $1,348, $(129) and $(613)
Reclassifications from OCI – net of deferred taxes
of $(1,489), $213 and $793	1,794	(129)	(818)
Other comprehensive income (loss)(b)	(3,137)	(2,730)	(308)
Less OCI attributable to noncontrolling interests	(66)	(19)	(22)
Balance at December 31	$(5,499)	$(2,428)	$126

Cash flow hedges
Balance at January 1(c)	$(180)	$(414)	$(722)
OCI before reclassifications – net of deferred taxes	(732)	(609)	737
of $(21), $22 and $251
Reclassifications from OCI – net of deferred taxes
of $86, $34 and $(176)	831	844	(271)
Other comprehensive income (loss)(b)	99	234	466
Less OCI attributable to noncontrolling interests	-	-	2
Balance at December 31	$(80)	$(180)	$(257)

Benefit plans
Balance at January 1	$(16,578)	$(9,296)	$(20,597)
Prior service credit (costs) - net of deferred taxes
of $859, $219 and $(5)	1,541	396	(6)
Net actuarial gain (loss) – net of deferred taxes
of $647, $(5,332) and $4,506	1,227	(9,849)	8,269
Net curtailment/settlement - net of deferred taxes
of $(42), $41 and $0	(76)	72	-
Prior service cost amortization – net of deferred taxes
of $103, $241 and $267	100	349	397
Net actuarial loss amortization – net of deferred taxes
of $1,199, $859 and $1,343	2,373	1,753	2,640
Other comprehensive income (loss)(b)	5,165	(7,278)	11,300
Less OCI attributable to noncontrolling interests	(3)	3	(1)
Balance at December 31	$(11,410)	$(16,578)	$(9,296)

Accumulated other comprehensive income (loss) at December 31	$(16,529)	$(18,172)	$(9,119)

(a)	Included adjustments of $(611) million, $960 million and $(1,171) million in 2015, 2014 and 2013, respectively, to deferred acquisition costs, present value of future profits, and investment contracts, insurance liabilities and insurance annuity benefits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.
(b)	Total other comprehensive income (loss) was $1,575 million, $(9,066) million and $11,084 million in 2015, 2014 and 2013, respectively.
(c)	Included a $157 million reclassification between 2014 opening balances in Currency Translation Adjustments and Cash Flow Hedges.

GE 2015 FORM 10-K 178

RECLASSIFICATION OUT OF AOCI

(In millions)	2015	2014	2013	Statement of earnings caption

Available-for-sale securities
Realized gains (losses) on
sale/impairment of securities	$103	$(231)	$(541)	Total revenue and other income (a)
	(36)	85	223	Benefit (provision) for income taxes (b)
	$67	$(146)	$(318)	Net of tax
Currency translation adjustments
Gains (losses) on dispositions	$(305)	$(85)	$25	Total revenues and other income(c)
	(1,489)	213	793	Benefit (provision) for income taxes(d)
	$(1,794)	$129	$818	Net of tax
Cash flow hedges
Gains (losses) on interest rate derivatives	$(130)	$(234)	$(364)	Interest and other financial charges
Foreign exchange contracts	(801)	(666)	564	(e)
Other	13	22	248	(f)
	(918)	(878)	447	Total before tax
	86	34	(176)	Benefit (provision) for income taxes
	$(831)	$(844)	$271	Net of tax
Benefit plan items
Curtailment gain (loss)	$118	$(113)	$-	(g)
Amortization of prior service costs	(203)	(590)	(664)	(g)
Amortization of actuarial gains (losses)	(3,572)	(2,612)	(3,983)	(g)
	(3,657)	(3,315)	(4,647)	Total before tax
	1,260	1,141	1,610	Benefit (provision) for income taxes
	$(2,397)	$(2,174)	$(3,037)	Net of tax

Total reclassification adjustments	$(4,956)	$(3,035)	$(2,266)	Net of tax

(a)	Included $61 million, an insignificant amount and $(497) million in 2015, 2014 and 2013, respectively, in earnings (loss) from discontinued operations, net of taxes.
(b)	Included $(30) million, $3 million and $204 million in 2015, 2014 and 2013, respectively, in earnings (loss) from discontinued operations, net of taxes.
(c)	Included $(224) million, $(51) million and $62 million in 2015, 2014 and 2013, respectively, in earnings (loss) from discontinued operations, net of taxes.
(d)	Included $(1,506) million, $213 million and $802 million in 2015, 2014 and 2013, respectively, in earnings (loss) from discontinued operations, net of taxes.
(e)
Included $(758) million, $(607) million and $608 million in GE Capital revenues from services and $(43) million, $(59) million and $(44) million in interest and other financial charges in 2015, 2014 and 2013, respectively.

(f)	Primarily recorded in costs and expenses.
(g)
Curtailment gain (loss), amortization of prior service costs and actuarial gains and losses reclassified out of AOCI are included in the computation of net periodic pension costs. See Notes 12 and 27 for further information.

NONCONTROLLING INTERESTS

Noncontrolling interests in equity of consolidated affiliates includes common shares in consolidated affiliates and preferred stock issued by our affiliates.

Prior to the fourth quarter of 2015, the preferred stock issued by GECC was classified as noncontrolling interests in our consolidated Statement of Financial Position, with dividends presented as noncontrolling interest in our consolidated Statement of Earnings. As discussed previously in this note, this preferred stock was converted to a corresponding series of preferred stock issued by GE and on January 20, 2016 a substantial majority of those shares were exchanged into GE Series D preferred stock. Effective with these changes, the preferred stock issued by GE is reflected in our shareowners' equity and dividends are presented as a reduction of net earnings attributable to GE in the statement of earnings (under the caption "Preferred stock dividends") for the year ended December 31, 2015 and subsequently.
GE 2015 FORM 10-K 179

December 31 (In millions)	2015	2014

GECC preferred stock	$-	$4,949
Synchrony Financial	-	2,531
Other noncontrolling interests in consolidated affiliates(a)	1,864	1,194
Total	$1,864	$8,674

(a)	Consisted of a number of individually insignificant noncontrolling interests in partnerships and consolidated affiliates. 2015 included $695 million related to the Alstom acquisition.

CHANGES TO NONCONTROLLING INTERESTS

(In millions)	2015	2014	2013

Beginning balance	$8,674	$6,217	$5,444
Net earnings	377	183	312
GECC preferred stock(a)	(4,949)	-	990
GECC preferred stock dividend	(311)	(322)	(298)
Dividends	(43)	(74)	(80)
Dispositions	189	(81)	(175)
Synchrony Financial(b)	(2,840)	2,393	-
Other (including AOCI)(c)(d)	767	358	24
Ending balance	$1,864	$8,674	$6,217

(a)	2015 included $(4,949) million related to the issuance of GE preferred stock in exchange for existing GECC preferred stock. GE preferred stock is reflected in shareowners' equity in the consolidated Statement of Financial Position.
(b)	2015 related to the split-off on Synchrony Financial from GE, where GE shares were exchanged for shares of Synchrony Financial; 2014 related to the Synchrony Financial IPO.

(c)            Includes research & development partner funding arrangements, acquisitions and eliminations.
(d)            2015 included $695 million related to the Alstom acquisition.

REDEEMABLE NONCONTROLLING INTEREST

Redeemable noncontrolling interest presented in our statement of financial position includes common shares issued by our affiliates that are redeemable at the option of the holder of those interests.

As part of the Alstom acquisition, we formed three joint ventures in which the noncontrolling interests hold certain redemption rights. These joint ventures and the associated redemption rights are discussed in Note 8. Our retained earnings will be adjusted for subsequent changes in the redemption value of the noncontrolling interest in these entities to the extent that the redemption value exceeds the carrying amount of the noncontrolling interest.

(In millions)	2015	2014	2013

Beginning balance	$98	$178	$214
Net earnings	(46)	(71)	(14)
Dividends	(11)	(12)	(14)
Dispositions	1	-	-
Redemption value adjustment	25	2	1
Other(a)	2,905	1	(8)
Ending balance	$2,972	$98	$178

(a)	2015 included $2,875 million related to joint ventures formed by GE and Alstom as part of the Alstom acquisition.

OTHER

Common dividends from GE Capital totaled $4,311 million, $2,000 million and $1,930 million to GE during 2015, 2014 and 2013, respectively. GE Capital did not pay any special dividends to GE during 2015. GE Capital paid special dividends of $1,000 million and $4,055 million to GE during 2014 and 2013, respectively.
GE 2015 FORM 10-K 180

NOTE 16. OTHER STOCK-RELATED INFORMATION

SHARE-BASED COMPENSATION

We grant stock options, restricted stock units and performance share units to employees under the 2007 Long-Term Incentive Plan. Grants made under all plans must be approved by the Management Development and Compensation Committee of GE's Board of Directors, which is composed entirely of independent directors.

STOCK OPTIONS

Under our stock option program, an employee receives an award that provides the opportunity in the future to purchase GE shares at the market price of our stock on the date the award is granted (the strike price). The options become exercisable in equal amounts over a five-year vesting period and expire 10 years from the grant date if they are not exercised. Stock options have no financial statement effect on the date they are granted but rather are reflected over time through recording compensation expense and increasing shareowners' equity. We record compensation expense based on the estimated fair value of the awards expected to vest, and that amount is amortized as compensation expense on a straight-line basis over the five-year vesting period. Accordingly, total expense related to the award is reduced by the fair value of options that are expected to be forfeited by employees that leave GE prior to vesting. We estimate forfeitures based on our experience and adjust the expense to reflect actual forfeitures over the vesting period. The offset to the expense we record is reflected as an increase in the "Other capital" component of shareowners' equity.

(In millions, after tax)	2015	2014	2013

Compensation Expense	$234	$215	$231

We estimate the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model. The table below provides the weighted average grant date fair values, key assumptions and other inputs into the pricing model. With the exception of the dividend yield assumption, an increase in any individual assumption will increase the estimated fair value of the option, all other things being equal.

	2015	2014	2013

Weighted average grant-date fair value of stock options	$4.64	$5.26	$4.52

Stock Option Valuation Assumptions:
Risk-free interest rate	2.0%	2.3%	2.5%
Dividend yield	3.4%	3.1%	4.0%
Expected volatility	25.0%	26.0%	28.0%
Expected option life (in years)	6.8	7.3	7.5

Other pricing model inputs:
Weighted average grant-date market price of GE stock (strike price)	$25.79	$26.11	$23.80

GE 2015 FORM 10-K 181

The table below shows the amount and weighted average strike price of options granted during 2015, as well as those outstanding and exercisable at year-end 2015.

As of December 31, 2015 unless, otherwise stated (in thousands, except per share data)

Stock options granted during 2015	52,561
Weighted average strike price of awards granted in 2015	$25.79
Stock options outstanding	467,922
Weighted average strike price of stock options outstanding	$21.72
Stock options exercisable	298,199
Weighted average strike price of stock options exercisable	$20.14

When an employee exercises an option, we issue treasury shares to satisfy the requirements of the option.

	2015	2014	2013

Stock options exercised (in thousands)	65,764	30,433	36,191
Cash received from stock options exercised (in millions)	$1,098	$439	$490

Outstanding stock option awards may be dilutive to earnings per share when they are in the money (the market price of GE stock is greater than the strike price of the option). When an option is dilutive, it increases the number of shares used in the diluted earnings per share calculation, which will decrease earnings per share. However, the effect stock options have on the number of shares added to the diluted earnings per share calculation is not one for one. The average amount of unrecognized compensation expense (the portion of the fair value of these option awards not yet amortized), potential option-related excess tax benefits and the market price of GE stock during the reporting period affect how many of these potential shares are included in the calculation. The calculation assumes that the proceeds received from the exercise, the unrecognized compensation expense and any potential excess tax benefits are used to buy back shares, which reduces the dilutive impact.

As of December 31, 2015, there was $628 million of unrecognized compensation expense related to unvested options, which will be amortized over the remaining vesting period (the weighted average period is approximately 2 years). Of that total, approximately $159 million, after tax, is estimated to be recorded as compensation expense in 2016.

The dilutive effect of in the money options on our earnings per share from continuing operations has been $0.01 or less per share (1% or less) for the last three years. For additional information about earnings per share see Note 18.

RESTRICTED STOCK

A restricted stock award provides an employee with the right to receive shares of GE stock when the restrictions lapse, which occurs in equal amounts over the vesting period. Upon vesting, each unit of restricted stock is converted into GE common stock on a one for one basis using treasury stock shares. The expense to be recognized on restricted stock is based upon the market price on the grant date (which is its fair value) times the number of units expected to vest. Accordingly, total expense related to the award is reduced by the fair value of restricted stock units that are expected to be forfeited by employees that leave GE prior to lapse of the restrictions. That amount is amortized as compensation expense on a straight-line basis over the five-year vesting period. We estimate forfeitures based on our experience and adjust the expense to reflect actual forfeitures over the vesting period. The offset to compensation expense is an increase in the "Other capital" component of shareowners' equity.

(In millions, after tax)	2015	2014	2013

Compensation expense(a)	$72	$56	$62

(a)            Includes $5.7 million of compensation expense related to performance share units.

GE 2015 FORM 10-K 182

The fair value of a restricted stock unit at the grant date is equal to the market price of our stock on the grant date.

	2015	2014	2013

Weighted average grant-date fair value of restricted stock awards	$26.74	$26.08	$24.54

As of December 31, 2015, unless otherwise stated (in thousands, except per share data)

Restricted stock granted during 2015			3,756
Non-vested restricted stock outstanding			13,941
Weighted average fair value at grant date of non-vested stock			$25.05

The table below provides information about the units of restricted stock that vested for each of the years presented.

(In thousands)	2015	2014	2013

Restricted stock vested during the year ended	3,899	3,305	4,583

As of December 31, 2015, there was $221 million of total unrecognized compensation expense related to unvested restricted stock, which will be amortized over the remaining vesting period (the weighted average period is approximately 2 years). Of that total, approximately $55 million, after tax, is estimated to be recorded as compensation expense in 2016.

OTHER INFORMATION

When options are exercised and restricted stock vests, we issue shares from treasury stock, which increases shares outstanding. The "Other capital" component of shareowners' equity is adjusted for differences between the strike price of GE stock and the average cost of our treasury stock. We also record the difference between the tax benefits assumed (based on the fair value of the award on the grant date) and the actual tax benefit in the "Other capital" component of shareowners' equity. Any excess tax benefit is recorded as a cash flow from financing activities in our statement of cash flows. The table below provides information about tax benefits related to all share-based compensation arrangements.

(In millions)	2015	2014	2013

Income tax benefit recognized in earnings	$148	$147	$145
Excess of actual tax deductions over amounts assumed recognized in equity	167	86	86

Share based compensation programs serve as a means to attract and retain talented employees and are an important element of their total compensation. The intrinsic value of a stock option award is the amount by which the award is in the money and represents the potential value to the employee upon exercise of the option. The intrinsic value of restricted stock is the value of the shares awarded at the current market price. The table below provides information about the intrinsic value of option and restricted stock awards.

Aggregate
intrinsic
As of December 31, 2015, unless otherwise stated (in millions)	value

Stock options outstanding	$4,534
Stock options exercised in 2015	746
Non-vested restricted stock outstanding	434
Restricted stock vested in 2015	102

GE 2015 FORM 10-K 183

NOTE 17. OTHER INCOME

(In millions)	2015	2014	2013

GE
Purchases and sales of business interests(a)	$1,020	$188	$1,750
Licensing and royalty income	168	288	320
Associated companies	45	176	40
Net interest and investment income(b)	65	(77)	116
Other items(c)	868	132	660
	2,165	707	2,886
Eliminations	62	71	221
Total	$2,227	$778	$3,107

(a)	Included a pre-tax gain of $623 million on the sale of our Signaling business in 2015 and a pre-tax gain of $1,096 million on the sale of our 49% common equity interest in NBCU LLC in 2013. See Note 2.

(b)	Included other-than-temporary impairments on investment securities of $(217) million in 2014.
(c)	Included the $450 million NBCU tax settlement and the $175 million break-up fee from Electrolux in 2015. Included net gains on asset sales of $90 million, $127 million and $357 million in 2015, 2014 and 2013, respectively.

NOTE 18. EARNINGS PER SHARE INFORMATION

	2015		2014		2013
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings (loss) from continuing operations for
per-share calculation(a)	$1,680	$1,679	$9,523	$9,523	$7,596	$7,609
Preferred stock dividends declared	(18)	(18)	-	-	-	-
Earnings (loss) from continuing operations attributable to
common shareowners for per-share calculation(a)(b)	$1,662	$1,661	$9,523	$9,523	$7,596	$7,609
Earnings (loss) from discontinued operations
for per-share calculation(a)(b)	(7,795)	(7,795)	5,691	5,691	5,420	5,432
Net earnings (loss) attributable to GE common
shareowners for per-share calculation(a)(b)	$(6,135)	$(6,135)	$15,213	$15,212	$13,028	$13,040

Average equivalent shares
Shares of GE common stock outstanding	9,944	9,944	10,045	10,045	10,222	10,222
Employee compensation-related shares (including
stock options) and warrants	72	-	78	-	67	-
Total average equivalent shares	10,016	9,944	10,123	10,045	10,289	10,222

Per-share amounts
Earnings (loss) from continuing operations	$0.17	$0.17	$0.94	$0.95	$0.74	$0.74
Earnings (loss) from discontinued operations	(0.78)	(0.78)	0.56	0.57	0.53	0.53
Net earnings (loss)	(0.61)	(0.62)	1.50	1.51	1.27	1.28

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

For the years ended December 31, 2015, 2014 and 2013, there were approximately 97 million, 98 million and 121 million, respectively, of outstanding stock awards that were not included in the computation of diluted earnings per share because their effect was antidilutive.

Earnings-per-share amounts are computed independently for earnings from continuing operations, earnings (loss) from discontinued operations and net earnings. As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net earnings.

GE 2015 FORM 10-K 184

NOTE 19. FAIR VALUE MEASUREMENTS

RECURRING FAIR VALUE MEASUREMENTS

Our assets and liabilities measured at fair value on a recurring basis include investment securities primarily supporting obligations to annuitants and policyholders in our run-off insurance operations and derivatives.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

						Netting
(In millions)	Level 1	(a)	Level 2	(a)	Level 3	adjustment	(b)	Net balance
December 31, 2015
Assets
Investment securities
Debt
U.S. corporate	$-		$19,351		$3,006	$-		$22,358
State and municipal	-		4,215		30	-		4,245
Mortgage and asset-backed	-		3,084		32	-		3,116
Corporate – non-U.S.	12		544		290	-		847
Government – non-U.S.	5		410		-	-		415
U.S. government and federal agency	49		404		323	-		776
Equity	194		9		13	-		216
Derivatives(c)	-		7,312		79	(6,110)		1,281
Other(d)	-		-		259	-		259
Total	$260		$35,331		$4,033	$(6,110)		$33,512

Liabilities
Derivatives	$-		$5,677		$4	$(4,968)		$713
Other(e)	-		1,182		-	-		1,182
Total	$-		$6,860		$4	$(4,968)		$1,895
December 31, 2014
Assets
Investment securities
Debt
U.S. corporate	$-		$20,651		$3,053	$-		$23,704
State and municipal	-		4,560		58	-		4,618
Mortgage and asset-backed	-		4,632		146	-		4,777
Corporate – non-U.S.	-		615		337	-		953
Government – non-U.S.	-		489		2	-		491
U.S. government and federal agency	-		496		266	-		761
Equity	176		16		9	-		201
Derivatives(c)	-		9,881		30	(7,570)		2,341
Other(d)	-		-		277	-		277
Total	$176		$41,340		$4,177	$(7,570)		$38,122
Liabilities
Derivatives	$-		$4,840		$11	$(4,337)		$514
Other(e)	-		1,179		-	-		1,179
Total	$-		$6,018		$11	$(4,337)		$1,692

(a)	There were no securities transferred between Level 1 and Level 2 for the years ended December 31, 2015 and 2014.
(b)	The netting of derivative receivables and payables (including the effects of any collateral posted or received) is permitted when a legally enforceable master netting agreement exists.
(c)	The fair value of derivatives includes an adjustment for non-performance risk. At December 31, 2015 and 2014, the cumulative adjustment for non-performance risk was insignificant and $16 million, respectively. See Notes 20 and 27 for additional information on the composition of our derivative portfolio.
(d)	Includes private equity investments.
(e)	Primarily represented the liability associated with certain of our deferred incentive compensation plans.

GE 2015 FORM 10-K 185

LEVEL 3 INSTRUMENTS

The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners' equity.

CHANGES IN LEVEL 3 INSTRUMENTS FOR THE YEARS ENDED DECEMBER 31
										Net
										change in
		Net	Net							unrealized
		realized/	realized/							gains
		unrealized	unrealized							(losses)
		gains	gains							relating to
		(losses)	(losses)				Transfers	Transfers		instruments
	Balance at	included in	included				into	out of	Balance at	still held at
(In millions)	January 1	earnings(a)	in AOCI	Purchases	Sales	Settlements	Level 3(b)	Level 3(b)	December 31	December 31(c)
2015
Investment securities
Debt
U.S. corporate	$3,053	$3	$(165)	$362	$(80)	$(137)	$-	$(30)	$3,006	$-
State and municipal	58	-	(2)	-	-	(9)	-	(17)	30	-
Mortgage and
asset-backed	146	(19)	(9)	-	(32)	(4)	-	(49)	32	-
Corporate – non-U.S.	337	-	(6)	9	(49)	(1)	-	-	290	-
Government – non-U.S.	2	-	-	-	-	-	-	(2)	-	-
U.S. government and
federal agency	266	-	58	-	-	(1)	-	-	323	-
Equity	9	2	(5)	-	-	(4)	10	-	13	-
Derivatives(d)(e)	29	25	-	-	-	(6)	40	-	88	22
Other	277	8	-	-	(26)	-	-	-	259	5
Total	$4,175	$19	$(128)	$370	$(187)	$(161)	$51	$(98)	$4,042	$27
2014
Investment securities
Debt
U.S. corporate	$2,787	$18	$131	$541	$(227)	$(212)	$175	$(159)	$3,053	$-
State and municipal	50	-	6	3	-	(1)	-	-	58	-
Mortgage and
asset-backed	238	3	6	-	(16)	(31)	2	(57)	146	-
Corporate – non-U.S.	515	64	4	167	(248)	(149)	1	(19)	337	-
Government – non-U.S.	30	-	-	-	-	-	2	(30)	2	-
U.S. government and
federal agency	225	-	34	-	-	-	9	(2)	266	-
Equity	11	-	-	2	(2)	-	-	(2)	9	-
Derivatives(d)(e)	11	13	-	(1)	-	3	3	(1)	29	12
Other	201	85	-	33	(41)	-	-	-	277	73
Total	$4,068	$182	$181	$744	$(534)	$(390)	$192	$(269)	$4,175	$85

(a)	Earnings effects are primarily included in the "GE Capital revenues from services" and "Interest and other financial charges" captions in the Statement of Earnings.
(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were primarily a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represents the amount of unrealized gains or losses for the period included in earnings.
(d)	Represents derivative assets net of derivative liabilities and included cash accruals of $13 million and $9 million not reflected in the fair value hierarchy table during 2015 and 2014, respectively.
(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Notes 20 and 27.

GE 2015 FORM 10-K 186

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at December 31, 2015 and 2014.

	Remeasured during the years ended December 31
	2015		2014
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and financing receivables held for sale	$-	$154	$1	$8
Cost and equity method investments	1	436	-	346
Long-lived assets	2	882	102	689
Total	$3	$1,471	$103	$1,044

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at December 31, 2015 and 2014.

	Years ended December 31
(In millions)	2015	2014

Financing receivables and financing receivables held for sale	$(69)	$(16)
Cost and equity method investments	(506)	(286)
Long-lived assets	(1,603)	(427)
Total	$(2,177)	$(729)

GE 2015 FORM 10-K 187

LEVEL 3 MEASUREMENTS - SIGNIFICANT UNOBSERVABLE INPUTS

				Range
(Dollars in millions)	Fair value	Valuation technique	Unobservable inputs	(weighted average)

December 31, 2015
Recurring fair value measurements
Investment securities – Debt
U.S. corporate	$834	Income approach	Discount rate(a)	1.7%-14.1% (8.6%)
Mortgage and asset-backed	31	Income approach	Discount rate(a)	5.0%-12.0% (10.5%)
Corporate – non-U.S.	236	Income approach	Discount rate(a)	6.5%-14.0% (7.5%)
Other financial assets	259	Income approach,	EBITDA multiple	6.1X-15.0X (9.9X)
		Market comparables	Capitalization rate	7.8%-7.8% (7.8%)

Non-recurring fair value measurements
Financing receivables and	$146	Income approach	Discount rate(a)	6.5%-30.0% (10.7%)
financing receivables held for sale

Cost and equity method investments	293	Income approach	Discount rate(a)	9.5%-35.0% (14.4%)

Long-lived assets	830	Income approach	Discount rate(a)	1.8%-11.7% (10.5%)

December 31, 2014
Recurring fair value measurements
Investment securities – Debt
U.S. corporate	$917	Income approach	Discount rate(a)	1.5%-14.8% (6.6%)
State and municipal	17	Income approach	Discount rate(a)	4.9%-4.9% (4.9%)
Mortgage and asset-backed	102	Income approach	Discount rate(a)	4.3%-9.0% (5.6%)
Corporate – non-U.S.	278	Income approach	Discount rate(a)	3.3%-14.0% (6.5%)
Other financial assets	117	Income approach,	EBITDA multiple	5.4X-9.1X (7.7X)
		Market comparables	Capitalization rate	6.5%-7.8% (7.7%)

Non-recurring fair value measurements
Cost and equity method investments	$309	Income approach,	Discount rate(a)	8.0%-10.0% (9.4%)
		Market comparables	EBITDA multiple	1.8X-5.2X (4.8X)

Long-lived assets	664	Income approach	Discount rate(a)	2.0%-10.8% (6.7%)

(a)	Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value.

At December 31, 2015 and 2014, other Level 3 recurring fair value measurements of $2,637 million and $2,532 million, respectively, and non-recurring measurements of $122 million and $55 million, respectively, are valued using non-binding broker quotes or other third-party sources. At December 31, 2015 and 2014, other recurring fair value measurements of $32 million and $203 million, respectively, and non-recurring fair value measurements of $80 million and $16 million, respectively, were individually insignificant and utilize a number of different unobservable inputs not subject to meaningful aggregation.
GE 2015 FORM 10-K 188

NOTE 20. FINANCIAL INSTRUMENTS

The following table provides information about assets and liabilities not carried at fair value. The table excludes finance leases and non-financial assets and liabilities. Substantially all of the assets discussed below are considered to be Level 3. The vast majority of our liabilities' fair value can be determined based on significant observable inputs and thus considered Level 2. For those instruments that are not actively traded their fair values must often be determined using financial models. Realization of the fair value of these instruments depends upon market forces beyond our control, including marketplace liquidity.

	2015		2014
	Assets (liabilities)		Assets (liabilities)
	Carrying		Carrying
	amount	Estimated	amount	Estimated
December 31 (In millions)	(net)	fair value	(net)	fair value

GE
Assets
Investments and notes receivable	$1,104	$1,174	$502	$551
Liabilities
Borrowings(a)(b)	(18,455)	(19,011)	(16,340)	(17,503)
Borrowings (debt assumed)(a)(c)	(85,114)	(92,641)	-	-

GE Capital
Assets
Loans	20,061	19,774	20,153	20,182
Time deposits(d)	10,386	10,386	-	-
Other commercial mortgages	1,381	1,447	1,427	1,508
Loans held for sale	342	342	419	419
Other financial instruments(e)	94	110	103	113
Liabilities
Borrowings(a)(f)(g)(h)	(95,681)	(99,602)	(245,993)	(261,569)
Investment contracts	(2,955)	(3,441)	(3,970)	(4,596)

(a)            See Note 10.

(b)            Included $116 million and $94 million of accrued interest in estimated fair value at December 31, 2015 and December 31, 2014, respectively.
(c)	Included $1,006 million of accrued interest in estimated fair value at December 31, 2015.
(d)	Balances at December 31, 2015 included $10,386 million of high quality interest bearing deposits with European branches of global banks, predominantly in the UK, that mature in April 2016.
(e)	Principally comprises cost method investments.
(f)	Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at December 31, 2015 and 2014 would have been reduced by $3,001 million and $5,020 million, respectively.
(g)	Included $1,103 million and $2,888 million of accrued interest in estimated fair value at December 31, 2015 and 2014, respectively.

(h)	Excluded $85,114 million of intercompany payable to GE related to the debt assumption at December 31, 2015.

A description of how we estimate fair values follows:

Loans. Based on a discounted future cash flows methodology, using current market interest rate data adjusted for inherent credit risk or quoted market prices and recent transactions, if available.

Borrowings. Based on valuation methodologies using current market interest rate data that are comparable to market quotes adjusted for our non-performance risk.

Investment contracts. Based on expected future cash flows, discounted at currently offered rates for immediate annuity contracts or the income approach for single premium deferred annuities.

Time deposits. Carrying value approximates fair value as these financial instruments have limited credit risk, short-term maturities and interest rates that approximate market.

All other instruments. Based on observable market transaction and/or valuation methodologies using current market interest rate data adjusted for inherent credit risk.
GE 2015 FORM 10-K 189

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the above disclosures; such items include cash and equivalents, investment securities and derivative financial instruments.

Additional information about Notional Amounts of Loan Commitments follows.

NOTIONAL AMOUNTS OF LOAN COMMITMENTS

December 31 (In millions)	2015	2014

Ordinary course of business lending commitments(a)	$531	$762
Unused revolving credit lines Commercial	279	282

(a)	Excluded investment commitments of $782 million and $812 million at December 31, 2015 and 2014, respectively.

SECURITIES REPURCHASE AND REVERSE REPURCHASE ARRANGEMENTS

Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks primarily for purposes of liquidity management. Any such agreements are reported in short-term borrowings on the financial statements. No repurchase agreements were accounted for as off-book financing and we do not engage in securities lending transactions. At December 31, 2015, we were party to no repurchase agreements.

We also enter into reverse securities repurchase agreements, primarily for short-term investment with maturities of 90 days or less. At December 31, 2015, we were party to reverse repurchase agreements totaling $11.3 billion, which were reported in cash and equivalents on the financial statements. Under these reverse securities repurchase agreements, we typically lend available cash at a specified rate of interest and hold U.S. or highly-rated European government securities as collateral during the term of the agreement. Collateral value is in excess of amounts loaned under the agreements.

DERIVATIVES AND HEDGING

In this section, we explain how we use derivatives to manage our risks and how these financial instruments are reflected in our financial statements. Our use of derivatives relates solely to risk management; we do not use derivatives for speculation. As discussed elsewhere in this report, we are executing a plan to reduce the size and scope of our financial services business, with the intention of principally retaining those activities that support our industrial businesses. The affected businesses have either been sold or are held for sale and are presented as discontinued operations in our financial statements as of December 31, 2015. As a result of these actions, the significance of financial services hedging activity will diminish significantly in the future.

RISK MANAGEMENT STRATEGY

In our industrial businesses, we buy, manufacture and sell components and products across global markets. These activities expose us to changes in foreign currency exchange rates and commodity prices, which can adversely affect revenues earned and costs of operating our industrial businesses. When the currency in which we sell equipment differs from the primary currency of one of our industrial businesses (known as its functional currency) and the exchange rate fluctuates, it will affect the revenue we earn on the sale. These sales and purchase transactions also create receivables and payables denominated in foreign currencies, which expose us to foreign currency gains and losses based on changes in exchange rates. Changes in the price of a raw material that we use in manufacturing can affect the cost of manufacturing. We use derivatives to mitigate or eliminate these exposures.

With respect to our ongoing financial services activities, our key exposures relate to interest rate and currency risk. To the extent feasible, we seek to ensure that the characteristics of the debt we have issued align with the assets being funded. The form (fixed rate or floating rate) and currency denomination of the debt we issue depends on a number of considerations, the most important of which are market factors (demand, pricing, etc.) that affect the economics of the issuance. If the form and currency denomination of the debt does not match the assets being funded, we typically execute derivatives to meet this objective within defined limits.

GE 2015 FORM 10-K 190

FORMS OF HEDGING

In this section we explain the hedging methods we use and their effects on our financial statements.

Cash flow hedges – We use cash flow hedging primarily to reduce or eliminate the effects of foreign exchange rate changes on purchase and sale contracts in our industrial businesses and to convert foreign currency debt that we have issued in our financial services business back to our functional currency. Accordingly, the vast majority of our derivative activity in this category consists of currency exchange contracts. As a result of acquisitions in our industrial businesses, we expect to significantly expand our foreign currency hedging activity related to long-term contracts. We also use commodity derivatives to reduce or eliminate price risk on raw materials purchased for use in manufacturing.

Under hedge accounting, the derivative carrying amount is measured at fair value each period and any resulting gain or loss is recorded in a separate component of shareowners' equity. Differences between the derivative and the hedged item may cause changes in their fair values to not offset completely, which is referred to as ineffectiveness. When the hedged transaction occurs, these amounts are released from shareowners' equity, in order that the transaction will be reflected in earnings at the rate locked in by the derivative. The effect of the hedge is reported in the same financial statement line item as the earnings effects of the hedged transaction. The table below summarizes how the derivative is reflected in the balance sheet and in earnings under hedge accounting. The effect of the hedged forecasted transaction is not presented in this table but offsets the earnings effect of the derivative.

FINANCIAL STATEMENT EFFECTS - CASH FLOW HEDGES

(In millions)	2015	2014

Balance sheet changes
Fair value of derivatives increase (decrease)	$(911)	$(546)
Shareowners' equity (increase) decrease	913	546

Earnings (loss) related to ineffectiveness	2	1
Earnings (loss) effect of derivatives(a)	(918)	(878)

(a) Offsets earnings effect of the hedged forecasted transaction

The following table explains the effect of changes in market rates on the fair value of derivatives we use most commonly in cash flow hedging arrangements.

Interest rate forwards/swaps	Interest rate increases	Interest rate decreases
Pay fixed rate/receive floating rate	Fair value increases	Fair value decreases

Currency forwards/swaps	U.S. dollar strengthens	U.S. dollar weakens
Pay U.S. dollars/receive foreign currency	Fair value decreases	Fair value increases

Commodity derivatives	Price increases	Price decreases
Receive commodity/ pay fixed price	Fair value increases	Fair value decreases

Fair value hedges – These derivatives are used to hedge the effects of interest rate and currency exchange rate changes on debt that we have issued. We have issued mostly fixed rate debt that is used to fund both fixed and floating rate assets. In instances where fixed rate debt is funding floating rate assets, we have an exposure to changes in interest rates. We enter into interest rate swaps that receive a fixed rate and pay a floating rate of interest to align with that portion of our debt which funds floating rate assets. These swaps typically match the maturity of the associated debt being hedged.

Under hedge accounting, the derivative is measured at fair value and the carrying amount of the hedged debt is adjusted for the change in value related to the exposure being hedged, with both adjustments offset to earnings as interest expense. For example, the earnings effect of an increase in the fair value of the derivative will be largely offset by the earnings effect of an increase in the carrying amount of the hedged debt. Differences between the terms of the derivative and the hedged debt may cause changes in their fair values to not offset completely, which is referred to as ineffectiveness. The table below summarizes how the derivative and the hedged debt are reflected in the balance sheet and in earnings under hedge accounting. The effect on interest expense of changing from the fixed rate on the debt to the floating rate on the swap is not shown in this table.
GE 2015 FORM 10-K 191

FINANCIAL STATEMENT EFFECTS - FAIR VALUE HEDGES

(In millions)	2015	2014

Balance sheet changes
Fair value of derivative increase (decrease)	$(151)	$3,863
Adjustment to carrying amount of hedged debt (increase) decrease	75	(3,939)

Earnings (loss) related to hedge ineffectiveness	(75)	(76)

The effect of changes in market interest rates on the fair value of derivatives we use most commonly in fair value hedging arrangements is presented below.

Interest rate forwards/swaps	Interest rate increases	Interest rate decreases
Pay floating rate/receive fixed rate	Fair value decreases	Fair value increases

Net investment hedges – We invest in foreign operations that conduct their financial services activities in currencies other than the US dollar. We hedge the currency risk associated with those investments primarily using short-term currency exchange contracts under which we receive US dollars and pay foreign currency and non-derivatives instruments such as debt denominated in a foreign currency.

Under hedge accounting, the portion of the fair value change of the derivative or debt instrument that relates to changes in spot currency exchange rates is offset in a separate component of shareowners' equity. For example, an increase in the fair value of the derivative related to changes in spot exchange rates will be offset by a corresponding increase in the currency translation component of shareowners' equity. The portion of the fair value change of the derivative related to differences between spot and forward rates, which primarily relates to the interest component, is recorded in earnings each period as interest expense. As a result of this hedging strategy, the investments in foreign operations of our financial services business are largely unaffected by changes in currency exchange rates. The amounts recorded in shareowners' equity only affect earnings if the hedged investment is sold, substantially liquidated, or control is lost.

FINANCIAL STATEMENT EFFECTS - NET INVESTMENT HEDGES

(In millions)	2015	2014

Balance sheet changes
Fair value of derivatives increase (decrease)	$4,871	$5,192
Fair value of non-derivatives (increase) decrease	(849)	-
Shareowners' equity (increase) decrease	(4,131)	(5,741)

Earnings (loss) related to spot-forward differences	(109)	(549)
Earnings (loss) related to reclassification upon sale or liquidation(a)	4,547	88

(a)            Included $4,549 million gain and $88 million gain recorded in discontinued operations in 2015 and 2014, respectively.

The effect of changes in currency exchange rates on the fair value of derivatives we use in net investment hedging arrangements is presented below.

Currency forwards/swaps	U.S. dollar strengthens	U.S. dollar weakens
Receive U.S. dollars/pay foreign currency	Fair value increases	Fair value decreases

GE 2015 FORM 10-K 192

Economic Hedges - These derivatives are not designated as hedges from an accounting standpoint (and therefore we do not apply hedge accounting to the relationship) but otherwise serve the same economic purpose as other hedging arrangements. Economic hedges are used when changes in the carrying amount of the hedged item are already recorded in earnings in the same period as the derivative, making hedge accounting unnecessary. For example, in our Industrial businesses we record the effects of spot exchange rate changes on our foreign currency payables and receivables in earnings each period along with the fair value changes on the foreign currency forward contracts used as economic hedges. In these cases, the earnings effects of the derivative and hedged item largely offset. We also use economic hedges when we have exposures to currency exchange risk for which we are unable to meet the requirements for hedge accounting. For example, we use currency forwards as an economic hedge of forecasted foreign currency cash flows under long-term contracts. In this case, the forecast period is so long that it is difficult to meet the hedge accounting requirement that the occurrence of the hedged transactions is probable. For these types of economic hedges, changes in the fair value of the derivative are recorded in earnings currently but changes in the value of the forecasted foreign currency cash flows are only recognized in earnings when they occur. As a result, even though the derivative is an effective economic hedge, there is a net effect on earnings in each period due to differences in the timing of earnings recognition between the derivative and the hedged item.

The table below provides information about the earnings effects of all derivatives that serve as economic hedges. These derivatives are marked to fair value through earnings each period. For our financial services business, these gains and losses are reported in "GE Capital revenues from services". For our industrial businesses, the effects are reported in "Other income" or "Other costs and expenses". The offsetting earnings effects associated with hedged assets and liabilities are also displayed in the table below. In general, the earnings effects of the hedged item are recorded in the same financial statement line as the derivative. The earnings effect of economic hedges, after considering offsets related to earnings effects of hedged assets and liabilities, is substantially offset by changes in the fair value of forecasted transactions that have not yet affected earnings.

FINANCIAL STATEMENT EFFECTS - ECONOMIC HEDGES

(In millions)	2015	2014

Balance sheet changes
Change in fair value of economic hedge increase (decrease)	$(2,720)	$(2,198)
Change in carrying amount of item being hedged increase (decrease)	2,543	2,083

Earnings (loss) effect of economic hedges(a)	(177)	(116)

(a)            Offset by the future earnings effects of economically hedged item.

The table below explains the effects of market rate changes on the fair value of derivatives we use most commonly as economic hedges.

Interest rate forwards/swaps interest rate	Interest rate increases	Interest rate decreases
Pay floating rate/receive fixed rate	Fair value decreases	Fair value increases

Currency forwards/swaps	U.S. dollar strengthens	U.S. dollar weakens
Pay U.S. dollars/receive foreign currency	Fair value decreases	Fair value increases
Receive U.S. dollars/pay foreign currency	Fair value increases	Fair value decreases

Commodity derivatives	Price increases	Price decreases
Receive commodity/ pay fixed price	Fair value increases	Fair value decreases

GE 2015 FORM 10-K 193

NOTIONAL AMOUNT OF DERIVATIVES

The notional amount of a derivative is the number of units of the underlying (for example, the notional principal amount of the debt in an interest rate swap). The notional amount is used to compute interest or other payment streams to be made under the contract and is a measure of our level of activity. We generally disclose derivative notional amounts on a gross basis. A substantial majority of the outstanding notional amount of $245 billion at December 31, 2015 is related to managing interest rate and currency risk between financial assets and liabilities in our financial services business. The remaining derivative notional primarily relates to hedges of anticipated sales and purchases in foreign currency, commodity purchases and contractual terms in contracts that are considered embedded derivatives.

The table below provides additional information about how derivatives are reflected in our financial statements. Derivative assets and liabilities are recorded at fair value exclusive of interest earned or owed on interest rate derivatives, which is presented separately on our balance sheet. Cash collateral and securities held as collateral represent assets that have been provided by our derivative counterparties as security for amounts they owe us (derivatives that are in an asset position).

CARRYING AMOUNTS RELATED TO DERIVATIVES

December 31 (in millions)	2015	2014

Derivative assets	$7,391	$9,911
Derivative liabilities	(5,681)	(4,851)
Accrued interest	1,014	1,419
Cash collateral & credit valuation adjustment	(1,141)	(3,233)
Net Derivatives	1,583	3,246
Securities held as collateral	(1,277)	(3,114)
Net carrying amount	$306	$132

EFFECTS OF DERIVATIVES ON EARNINGS

All derivatives are marked to fair value on our balance sheet, whether they are designated in a hedging relationship for accounting purposes or are used as economic hedges. As discussed in the previous sections, each type of hedge affects the financial statements differently. In fair value and economic hedges, both the hedged item and the hedging derivative largely offset in earnings each period. In cash flow and net investment hedges, the effective portion of the hedging derivative is offset in separate components of shareowners' equity and ineffectiveness is recognized in earnings. The table below summarizes these offsets and the net effect on earnings.

(In millions)	Effect on hedging instrument	Effect on underlying	Effect on earnings

2015
Cash flow hedges	$(911)	$913	$2
Fair value hedges	(151)	75	(75)
Net investment hedges(a)	4,022	(4,131)	(109)
Economic hedges(b)	(2,720)	2,543	(177)
Total			$(359)

2014
Cash flow hedges	$(546)	$546	$1
Fair value hedges	3,863	(3,939)	(76)
Net investment hedges(a)	5,192	(5,741)	(549)
Economic hedges(b)	(2,198)	2,083	(116)
Total			$(740)

The amounts in the table above generally do not include associated derivative accruals in income or expense.

(a)                Both derivatives and non-derivatives hedging instruments are included.
(b)                Net effect is substantially offset by the change in fair value of the hedged item that will affect earnings in future periods.

Note 15 provides additional information about changes in shareowners' equity related to hedging and amounts released to earnings. Other supplemental information about derivatives and hedging can be found in Note 27.
GE 2015 FORM 10-K 194

NOTE 21. VARIABLE INTEREST ENTITIES
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
CONSOLIDATED VARIABLE INTEREST ENTITIES

Our most significant consolidated VIEs are the three joint ventures we formed with Alstom to facilitate the Alstom acquisition. These joint ventures include grid technology, renewable energy, and global nuclear and French steam power. The assets, liabilities and redeemable non-controlling interest in the joint ventures as of December 31, 2015 was $11,536 million, $8,739 million and $2,859 million, respectively.  Further information about the formation of the Alstom joint ventures is provided in Note 8. These joint ventures are VIEs due to the nature of the exit mechanisms held by Alstom and are consolidated by GE because we control all significant activities of the joint ventures. As these joint ventures are businesses, would otherwise be consolidated under the voting model and their assets can be used for purposes other than settlement of the joint ventures' obligations, there is no continuing VIE disclosure requirement for these consolidated joint ventures.

The Consolidated VIEs for which we have continuing disclosure requirements fall into three main groups. We consolidate VIEs because we have the power to direct the activities that significantly affect the VIE's economic performance, typically because of our role as either servicer or manager for the VIE, which are further described below:


Trinity comprises two consolidated entities that hold investment securities, the majority of which are investment-grade, and were funded by the issuance of GICs. The GICs include conditions under which certain holders could require immediate repayment of their investment should the long-term credit ratings of GE Capital fall below AA-/Aa3 or the short-term credit ratings fall below A-1+/P-1. The outstanding GICs are subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GE Capital's ratings, among other things, and are reported in investment contracts, insurance liabilities and insurance annuity benefits.


A Securitization Entity was created to facilitate securitization of trade receivables that serve as an alternative funding source by providing access to variable funding notes and term markets. The securitization transactions executed with this entity are similar to those used by many financial institutions and all are non-recourse. We provide servicing for substantially all of the assets in this entity.

The trade receivables in this entity have similar risks and characteristics to our other trade receivables and were underwritten to the same standard. Accordingly, the performance of these assets has been similar to our other trade receivables; however, the blended performance of the pools of receivables in this entity reflects the eligibility criteria that we apply to determine which receivables are selected for transfer. Contractually the cash flows from these trade receivables must first be used to pay third-party debt holders as well as other expenses of the entity. Excess cash flows are available to GE. The creditors of this entity have no claim on other assets of GE.
GE 2015 FORM 10-K 195


Other remaining assets and liabilities of consolidated VIEs relate primarily to three categories of entities: (1) joint ventures that lease equipment with $821 million of assets and $818 million of liabilities; (2) other entities that are involved in power generating and leasing activities with $1,151 million of assets and $1,079 million of liabilities; and (3) insurance entities that, among other lines of business, provide property and casualty and workers' compensation coverage for GE with $1,114 million of assets and $532 million of liabilities.

ASSETS AND LIABILITIES OF CONSOLIDATED VIEs

		Trade
		receivables
(In millions)	Trinity(a)	securitization(b)		Other	Total

December 31, 2015
Assets(c)
Financing receivables, net	$-	$-		$882	$882
Current receivables	-	3,506	(d)	361	3,867
Investment securities	409	-		995	1,404
Other assets	46	24		2,934	3,004
Total	$455	$3,530		$5,172	$9,157

Liabilities(c)
Borrowings	$-	$-		$1,297	$1,297
Non-recourse borrowings	-	3,022		61	3,083
Other liabilities	184	34		1,654	1,872
Total	$184	$3,056		$3,012	$6,252

December 31, 2014
Assets(c)
Financing receivables, net	$-	$-		$1,030	$1,030
Current receivables	-	3,028	(d)	278	3,306
Investment securities	2,369	-		1,005	3,374
Other assets	17	2		2,259	2,278
Total	$2,386	$3,030		$4,572	$9,988

Liabilities(c)
Borrowings	$-	$-		$517	$517
Non-recourse borrowings	-	2,692		436	3,128
Other liabilities	1,022	26		1,325	2,373
Total	$1,022	$2,718		$2,278	$6,018

(a)	Excluded intercompany advances from GE Capital to Trinity, which were eliminated in consolidation of $30 million and $1,565 million at December 31, 2015 and 2014, respectively.
(b)
We provide servicing to the trade receivable securitization (TRS) and are contractually permitted to commingle cash collected from customers on financing receivables sold to the TRS investors with our own cash prior to payment to the TRS, provided our short-term credit rating does not fall below A-1/P-1. The TRS also owes us amounts for purchased financial assets and scheduled interest and principal payments. At December 31, 2015 and 2014, the amounts of commingled cash owed to the TRS were $1,093 million and $856 million, respectively, and the amounts owed to us by the TRS were $7 million and $2 million, respectively.

(c)
Asset amounts exclude intercompany receivables for cash collected on behalf of the entities by GE Capital as servicer, which are eliminated in consolidation. Such receivables provide the cash to repay the entities' liabilities. If these intercompany receivables were included in the table above, assets would be higher. In addition, other assets, borrowings and other liabilities exclude intercompany balances that are eliminated in consolidation.

(d)
Included $737 million and $686 million of receivables at December 31, 2015 and 2014, respectively, originated by Appliances. We require third party debt holder consent to sell these assets. The receivables will be included in assets of businesses held for sale when the consent is received.

Total revenues from our consolidated VIEs were $1,638 million, $1,457 million and $994 million in 2015, 2014 and 2013, respectively. Related expenses consisted primarily of cost of goods and services of $1,232 million, $823 million and $675 million in 2015, 2014 and 2013, respectively. These amounts do not include intercompany revenues and costs, which are eliminated in consolidation.

GE 2015 FORM 10-K 196

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

INVESTMENTS IN UNCONSOLIDATED VIEs

December 31 (In millions)	2015	2014

Other assets and investment securities	$745	$704
Financing receivables – net	13	109
Total investments	758	813
Contractual obligations to fund investments, guarantees or revolving lines of credit	29	11
Total	$787	$824

In addition to the entities included in the table above, we also hold passive investments in investment securities issued by VIEs. Such investments were, by design, investment-grade at issuance and held by a diverse group of investors. Further information about such investments is provided in Note 3.

NOTE 22. COMMITMENTS, GUARANTEES AND PRODUCT WARRANTIES

COMMITMENTS

The GECAS business in Capital had placed multiple-year orders for various Boeing, Airbus and other aircraft manufacturers with list prices approximating $27,115 million and secondary orders with airlines for used aircraft of approximately $766 million at December 31, 2015. In our Aviation segment, we had committed to provide financing assistance on $2,565 million of future customer acquisitions of aircraft equipped with our engines, including commitments made to airlines in 2015 for future sales under our GE90 and GEnx engine campaigns.

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

At December 31, 2015, we were committed under the following guarantee arrangements beyond those provided on behalf of VIEs. See Note 21.

Credit Support. We have provided $816 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable these customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed, or possibly by certain other assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $36 million at December 31, 2015.
GE 2015 FORM 10-K 197

Indemnification Agreements. We have agreements that require us to fund up to $23 million at December 31, 2015 under residual value guarantees on a variety of leased equipment. Under most of our residual value guarantees, our commitment is secured by the leased asset. The liability for these indemnification agreements was $10 million at December 31, 2015.

At December 31, 2015, we also had $449 million of other indemnification commitments, substantially all of which relate to representations and warranties in sales of businesses or assets. The liability for these indemnification commitments was $347 million at December 31, 2015.

Contingent Consideration. These are agreements to provide additional consideration to a buyer or seller in a business combination if contractually specified conditions related to the acquisition or disposition are achieved. Amount of contingent consideration was insignificant at December 31, 2015.

PRODUCT WARRANTIES

We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information – mostly historical claims experience – claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows.

(In millions)	2015	2014	2013

Balance at January 1	$1,199	$1,370	$1,429
Current-year provisions	649	593	798
Expenditures	(718)	(714)	(867)
Other changes (a)	593	(50)	10
Balance at December 31	$1,723	$1,199	$1,370

(a)            2015 included $634 million related to Alstom acquisition.

GE 2015 FORM 10-K 198

NOTE 23. INTERCOMPANY TRANSACTIONS

Transactions between related companies are made on an arms-length basis, are eliminated and consist primarily of GE Capital dividends to GE; GE customer receivables sold to GE Capital; GE Capital services for trade receivables management and material procurement; buildings and equipment leased between GE and GE Capital; information technology (IT) and other services sold to GE Capital by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GE Capital from third-party producers for lease to others; expenses related to parent-subsidiary pension plans, and various investments, loans and allocations of GE corporate overhead costs.

These intercompany transactions are reported in the GE and GE Capital columns of our financial statements, but are eliminated in deriving our consolidated financial statements. Effects of these eliminations on our consolidated cash flows from operating, investing and financing activities are $(6,035) million, $2,097 million and $3,937 million in the twelve months ended December 31, 2015, and $(5,404) million, $1,978 million and $3,426 million in the twelve months ended December 31, 2014, $(5,088) million, $492 million and $4,690 million for 2013, respectively. Details of these eliminations are shown below.

(In millions)	2015	2014	2013

Cash from (used for) operating activities-continuing operations
Combined	$17,891	$21,434	$19,487
GE customer receivables sold to GE Capital	(914)	(1,918)	360
GE Capital dividends to GE	(4,300)	(3,000)	(5,985)
Other reclassifications and eliminations	(821)	(486)	537
	$11,856	$16,033	$14,398
Cash from (used for) investing activities-continuing operations
Combined	$59,516	$17,252	$43,666
GE customer receivables sold to GE Capital	1,319	1,766	262
Other reclassifications and eliminations	778	212	230
	$61,613	$19,229	$44,159
Cash from (used for) financing activities-continuing operations
Combined	$(73,484)	$(44,340)	$(51,502)
GE customer receivables sold to GE Capital	(405)	152	(622)
GE Capital dividends to GE	4,300	3,000	5,985
Other reclassifications and eliminations	42	274	(673)
	$(69,547)	$(40,912)	$(46,813)

GE 2015 FORM 10-K 199

NOTE 24. OPERATING SEGMENTS

BASIS FOR PRESENTATION

Our operating businesses are organized based on the nature of markets and customers. Segment accounting policies are the same as described and referenced in Note 1. Segment results for our financial services businesses reflect the discrete tax effect of transactions.

Results of our equity method investment in NBCU LLC, which we sold in the first quarter of 2013 are reported in the Corporate items and eliminations line on the Summary of Operating Segments.

A description of our operating segments as of December 31, 2015, can be found below, and details of segment profit by operating segment can be found in the Summary of Operating Segments table in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in this Form 10-K Report.

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

RENEWABLE ENERGY

Renewable Energy makes power from renewable sources affordable, accessible, and reliable for the benefit of people everywhere. With one of the broadest technology portfolios in the industry, Renewable Energy creates value for customers by providing technology and services in the Onshore Wind Power industry, high-yield offshore wind turbines as well as a full range of solutions, products and services to serve the hydropower industry, from initial design to final commissioning.

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

ENERGY MANAGEMENT

Energy Management is GE's electrification business. Global teams design leading technology solutions for the delivery, management, conversion and optimization of electrical power for customers across multiple energy-intensive industries. GE has invested in our Energy Management capabilities, with strategic acquisitions and joint ventures that enable GE to increase its offerings to the utility, industrial, renewable energy, oil and gas, marine, metals and mining industries. Plant automation hardware, software and embedded computing systems including controllers, embedded systems, advanced software, motion control, operator interfaces and industrial computers are also provided by Energy Management.

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
GE 2015 FORM 10-K 200

HEALTHCARE

Healthcare products include diagnostic imaging systems such as magnetic resonance (MR), computed tomography (CT) and positron emission tomography (PET) scanners, X-ray, surgical & interventional imaging, nuclear imaging, digital mammography and molecular imaging technologies. Healthcare-manufactured technologies include patient and resident monitoring, diagnostic cardiology, ultrasound, bone densitometry, anesthesiology and oxygen therapy, and neonatal and critical care devices. Related services include equipment monitoring and repair, information technologies and customer productivity services. Products also include diagnostic imaging agents used in medical scanning procedures, drug discovery, biopharmaceutical manufacturing and purification, and tools for protein and cellular analysis for pharmaceutical and academic research, including a pipeline of precision molecular diagnostics in development for neurology, cardiology and oncology applications. Products and services are sold worldwide to hospitals, medical facilities, pharmaceutical and biotechnology companies, and to the life science research market.

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

APPLIANCES & LIGHTING

Products include major appliances and related services for products such as refrigerators, freezers, electric and gas ranges, cooktops, dishwashers, clothes washers and dryers, microwave ovens, room air conditioners, residential water systems for filtration, softening and heating, and hybrid water heaters. These products are distributed both to retail outlets and direct to consumers, mainly for the replacement market, and to building contractors and distributors for new installations. Lighting manufactures, sources and sells a variety of energy-efficient solutions for commercial, industrial, municipal and consumer applications, utilizing light-emitting diode (LED), fluorescent, halogen and high-intensity discharge (HID) technologies. Products and services are sold in North America and in global markets under various GE and private-label brands.

CAPITAL

Capital's continuing financial services businesses and products are geared to utilize GE's industry-specific expertise in aviation, energy, infrastructure and healthcare to capitalize on market-specific opportunities. In addition, we continue to operate our run-off insurance activities as part of our continuing operations. Products and services are primarily offered in North America and in global markets through its Vertical financing businesses.

REVENUES

	Total revenues(a)			Intersegment revenues(b)			External revenues
(In millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013

Power	$21,490	$20,580	$19,315	$762	$778	$700	$20,728	$19,802	$18,615
Renewable Energy	6,273	6,399	4,824	12	14	17	6,261	6,386	4,807
Oil & Gas	16,450	19,085	17,341	387	402	371	16,063	18,683	16,970
Energy Management	7,600	7,319	7,569	1,000	890	848	6,600	6,429	6,720
Aviation	24,660	23,990	21,911	418	692	500	24,242	23,298	21,411
Healthcare	17,639	18,299	18,200	7	6	14	17,633	18,293	18,186
Transportation	5,933	5,650	5,885	1	(2)	12	5,932	5,652	5,874
Appliances & Lighting	8,751	8,404	8,338	22	22	25	8,729	8,383	8,313
Total industrial	108,796	109,727	103,383	2,608	2,801	2,486	106,188	106,926	100,896
Capital	10,801	11,320	11,267	1,151	1,037	841	9,650	10,283	10,427
Corporate items
and eliminations(c)	(2,211)	(3,863)	(1,405)	(3,759)	(3,838)	(3,327)	1,548	(25)	1,922
Total	$117,386	$117,184	$113,245	$-	$-	$-	$117,386	$117,184	$113,245

(a)	Revenues of GE businesses include income from sales of goods and services to customers and other income.
(b)	Sales from one component to another generally are priced at equivalent commercial selling prices.
(c)	Includes the results of our former equity method investment in NBCUniversal LLC.

GE 2015 FORM 10-K 201

Revenues from customers located in the United States were $53,238 million, $51,147 million and $49,356 million in 2015, 2014 and 2013, respectively. Revenues from customers located outside the United States were $64,148 million, $66,038 million and $63,888 million in 2015, 2014 and 2013, respectively.

				Property, plant and
	Assets(a)(b)			equipment additions(c)			Depreciation and amortization
	At December 31			For the years ended December 31			For the years ended December 31
(In millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013

Power	$51,674	$26,698	$26,168	$2,122	$578	$685	$712	$563	$593
Renewable Energy	8,726	3,572	3,269	999	41	23	116	113	73
Oil & Gas	26,126	27,329	26,250	422	656	1,191	596	585	481
Energy Management	16,808	10,976	10,305	1,073	176	137	322	313	323
Aviation	34,524	33,716	32,273	1,260	1,197	1,178	855	824	677
Healthcare	28,162	29,227	27,858	284	405	316	799	843	861
Transportation	4,368	4,449	4,418	202	128	282	179	169	166
Appliances & Lighting	4,702	4,560	4,306	275	359	405	103	235	300
Capital(d)	316,686	503,179	520,399	7,570	3,818	3,274	2,584	2,612	2,847
Corporate items
and eliminations(e)	916	11,249	8,001	(297)	(111)	194	231	164	258
Total	$492,692	$654,954	$663,247	$13,911	$7,247	$7,685	$6,499	$6,421	$6,581

(a)
Assets of industrial discontinued operations, NBCU (our formerly consolidated subsidiary) and our former equity method investment in NBCUniversal LLC are included in Corporate items and eliminations for all periods presented.

(b)
Total assets of Power, Renewable Energy, Oil & Gas, Energy Management, Aviation, Healthcare, Transportation, Appliances & Lighting and Capital operating segments at December 31, 2015, include investment in and advances to associated companies of $469 million, $36 million, $143 million, $743 million, $1,400 million, $571 million, $6 million, $59 million and $7,546 million, respectively. Investments in and advances to associated companies contributed approximately $31 million, $(1) million, $7 million, $17 million, $88 million, $(43) million, $60 million and $347 million to segment pre-tax income of Power, Renewable Energy, Oil & Gas, Energy Management, Aviation, Healthcare, Appliances & Lighting and Capital operating segments, respectively, and Transportation an insignificant amount, for the year ended December 31, 2015.

(c)	Additions to property, plant and equipment include amounts relating to principal businesses purchased.
(d)	Includes Capital discontinued operations
(e)	Includes deferred income taxes that are presented as assets for purposes of our consolidating balance sheet presentation.

	Interest and other financial charges			Provision (benefit) for income taxes
(In millions)	2015	2014	2013	2015	2014	2013

Capital	$2,301	$1,638	$2,021	$4,979	$(861)	$(448)
Corporate items and eliminations(a)	1,162	1,085	849	1,506	1,634	1,667
Total	$3,463	$2,723	$2,870	$6,485	$773	$1,219

(a)	Included amounts for Power, Renewable Energy, Oil & Gas, Energy Management, Aviation, Healthcare, Transportation and Appliances & Lighting, for which our measure of segment profit excludes interest and other financial charges and income taxes.

Property, plant and equipment – net associated with operations based in the United States were $14,273 million, $9,868 million and $10,065 million at year-end 2015, 2014 and 2013, respectively. Property, plant and equipment – net associated with operations based outside the United States were $39,822 million, $38,202 million and $40,165 million at year-end 2015, 2014 and 2013, respectively.
GE 2015 FORM 10-K 202

NOTE 25. CASH FLOWS INFORMATION

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

For the years ended December 31 (In millions)	2015	2014	2013

GE
Net dispositions (purchases) of GE shares for treasury
Open market purchases under share repurchase program	$(2,709)	$(2,211)	$(10,225)
Other purchases	(58)	(49)	(91)
Dispositions	1,668	1042	1,038
	$(1,099)	$(1,218)	$(9,278)
GE Capital
All other operating activities
Cash collateral on derivative contracts	(1,936)	738	(2,285)
Increase (decrease) in other liabilities	4,860	(3,331)	1,886
Other	2,163	5,073	2,995
	$5,087	$2,480	$2,596
Net decrease (increase) in GE Capital financing receivables
Increase in loans to customers	$(65,306)	$(64,843)	$(58,535)
Principal collections from customers - loans	60,292	60,764	58,667
Investment in equipment for financing leases	(417)	(535)	(592)
Principal collections from customers - financing leases	734	841	1,335
Sales of financing receivables	4,923	3,612	2,147
	$226	$(161)	$3,022
All other investing activities
Purchases of investment securities	$(7,790)	$(2,008)	$(3,293)
Dispositions and maturities of investment securities	9,587	2,723	7,360
Decrease (increase) in other assets - investments	(1,439)	(287)	183
Other(a)	(5,048)	24,146	31,506
	$(4,690)	$24,574	$35,756
Repayments and other reductions (maturities longer than 90 days)
Short-term (91 to 365 days)	$(42,110)	$(36,919)	$(44,296)
Long-term (longer than one year)	(2,455)	(864)	(3,862)
Principal payments - non-recourse, leveraged leases	(283)	(304)	(434)
	$(44,848)	$(38,087)	$(48,592)
All other financing activities
Proceeds from sales of investment contracts	$163	$322	$491
Redemption of investment contracts	(1,235)	(1,113)	(980)
Other	(290)	112	(389)
	$(1,362)	$(679)	$(878)

(a)	Other primarily included net activity related to settlements between our continuing operations (primarily our treasury operations) and businesses in discontinued operations.
GE 2015 FORM 10-K 203

NOTE 26. COST INFORMATION

RESEARCH & DEVELOPMENT

We conduct research and development (R&D) activities to continually enhance our existing products and services, develop new product and services to meet our customer's changing needs and requirements, and address new market opportunities.

Research and development expenses are classified in cost of goods and services sold in the Statement of Earnings. In addition, research and development funding from customers, principally the U.S. government, is recorded as an offset to such costs. We also enter into research and development arrangements with unrelated investors, which are generally formed through partnerships and consolidated within GE's financial statements. Research and development funded through consolidated partnerships is classified within net earnings/loss attributable to noncontrolling interests.

(In millions)	2015	2014	2013

Total R&D	$5,278	$5,273	$5,461
Less customer funded R&D (principally the U.S. Government)	(803)	(721)	(711)
Less partner funded R&D	(226)	(319)	(107)
GE funded R&D	$4,249	$4,233	$4,643

COLLABORATIVE ARRANGEMENTS

Our businesses enter into collaborative arrangements primarily with manufacturers and suppliers of components used to build and maintain certain engines, under which GE and these participants share in risks and rewards of these product programs. GE's payments to participants are recorded as cost of services sold ($788 million, $873 million and $820 million for the years 2015, 2014 and 2013, respectively) or as cost of goods sold ($2,736 million, $2,660 million and $2,613 million for the years 2015, 2014 and 2013, respectively).

RENTAL EXPENSE

Rental expense under operating leases is shown below.

(In millions)	2015	2014	2013

GE	$1,258	$1,356	$1,380
GE Capital	107	123	124
	1,365	1,479	1,504
Eliminations	(169)	(223)	(198)
Total	$1,196	$1,256	$1,306

At December 31, 2015, minimum rental commitments under noncancellable operating leases aggregated $4,946 million and $310 million for GE and GE Capital, respectively. Amounts payable over the next five years follow.

(In millions)	2016	2017	2018	2019	2020

GE	$909	$819	$699	$615	$547
GE Capital	29	24	20	19	18
	938	843	719	634	565
Eliminations	(144)	(136)	(128)	(115)	(109)
Total	$794	$707	$591	$519	$456

GE 2015 FORM 10-K 204

NOTE 27. SUPPLEMENTAL INFORMATION

POSTRETIREMENT BENEFIT PLANS

As discussed in Note 12, we sponsor a number of pension plans which consist of the two principal pension plans for certain U.S. employees as well as other affiliate pension plans. In addition, we sponsor a number of postretirement health and life insurance benefit plans (retiree benefit plans).

The accounting requirements and concepts discussed in Note 12 Postretirement Benefit Plans are the same for other pension plans and principal retiree benefit plans and are consistently applied.

The following disclosures provide additional information with respect to our pension plans and principal retiree benefit plans.

Other pension plans in 2015 included 53 U.S. and non-U.S. pension plans with pension assets or obligations greater than $50 million.

Principal Retiree Benefit Plans provide health and life insurance benefits to eligible participants and these participants share in the cost of healthcare benefits.

COST OF BENEFIT PLANS

	Other pension plans			Principal retiree benefit plans
(In millions)	2015	2014	2013	2015		2014	2013

Service cost for benefits earned	$416	$403	$435	$145		$164	$229
Prior service cost (credit) amortization	-	6	7	(8)		353	393
Expected return on plan assets	(881)	(789)	(663)	(48)		(50)	(60)
Interest cost on benefit obligations	555	587	523	335		424	410
Net actuarial loss (gain) amortization	289	205	343	(25)		(150)	(45)
Curtailment loss (gain)	(6)	-	-	(225)	(a)	48	-
Benefit plans cost	$373	$412	$645	$174		$789	$927

(a)            Gain principally resulting from life insurance amendment.

ASSUMPTION USED IN BENEFIT CALCULATIONS

The accounting assumptions in the table below are those that are significant to the measurement of our benefit obligations.

ASSUMPTIONS USED TO MEASURE BENEFIT OBLIGATIONS

	Other pension plans (weighted average)			Principal retiree benefit plans
December 31	2015	2014	2013	2015		2014	2013

Discount rate	3.33%	3.53%	4.39%	3.93%		3.89%	4.61%
Compensation increases	3.32	3.60	3.76	3.80		4.10	4.00
Initial healthcare trend rate	N/A	N/A	N/A	6.00	(a)	6.00	6.00

(a)            For 2015, ultimately declining to 5% for 2030 and thereafter.

The healthcare trend assumptions for 2015 apply to our pre-65 retiree medical plans. Our post-65 retiree plan has a fixed subsidy and therefore is not subject to healthcare inflation.

The discount rate used to measure the benefit obligation at the end of the year is also used to measure benefit cost in the following year. The assumptions used to measure benefit cost follow.
GE 2015 FORM 10-K 205

ASSUMPTIONS USED TO MEASURE BENEFIT COST

	Other pension plans (weighted average)			Principal retiree benefit plans
December 31	2015	2014	2013	2015		2014		2013

Discount rate	3.53%	4.39%	3.92%	3.89%	(a)	4.61%	(a)	3.74%	(a)
Expected return on assets	6.95	6.92	6.82	7.00		7.00		7.00

(a)	Weighted average discount rates of 3.92%, 4.47% and 3.77% were used for determination of costs in 2015, 2014 and 2013, respectively.

The Society of Actuaries issued new mortality tables in 2014 projecting longer life expectancies that resulted in higher postretirement obligations for U.S. companies. We updated our mortality assumptions as of December 31, 2014, which resulted in an increase of $612 million in our principal retiree benefit obligations.

BENEFIT OBLIGATIONS

	Other pension plans				Principal retiree benefit plans
(In millions)	2015		2014		2015		2014

Balance at January 1	$15,589		$13,535		$10,703		$9,913
Service cost for benefits earned	416		403		145		164
Interest cost on benefit obligations	555		587		335		424
Participant contributions	15		9		50		52
Plan amendments	(12)		(29)		(3,291)	(a)	(586)
Actuarial loss (gain)	(406)	(b)	2,170	(b)	(444)	(b)	1,440	(c)
Benefits paid	(576)		(493)		(691)		(704)
Acquisitions (dispositions)/ other - net	6,859	(d)	48		(50)		-
Exchange rate adjustments	(822)		(641)		-		-
Balance at December 31(e)	$21,618		$15,589		$6,757		$10,703

(a)	Principally related to plan amendments affecting post-65 retiree health and retiree life insurance for certain production participants.
(b)	Primarily associated with discount rate changes.
(c)	Principally associated with discount rate and mortality assumption changes.
(d)	Substantially all related to Alstom acquisition.
(e)	The benefit obligation for retiree health plans was $4,838 million and $8,445 million at December 31, 2015 and 2014, respectively.

THE COMPOSITION OF OUR PLAN ASSETS

The fair value of other pension plans' and principal retiree benefit plans' investments is presented below. The inputs and valuation techniques used to measure the fair value of the assets are consistently applied and described in Note 1.

	Other pension plans		Principal retiree benefit plans
December 31 (in millions)	2015	2014	2015	2014

Equity securities
U.S. equity securities	$667	$635	$203	$205
Non-U.S. equity securities	6,323	5,285	162	125
Debt securities
Fixed income and cash investment funds	6,258	4,071	84	133
U.S. corporate	242	222	52	47
Other debt securities	551	365	93	103
Private equities	703	262	75	94
Real estate	1,358	690	6	64
Other investments	1,266	856	20	42
Total plan assets	$17,368	$12,386	$695	$813

Virtually all of the private equity, real estate and the majority of other investments are considered level 3 investments. The remaining investments are substantially all considered level 1 or level 2. A description of the fair value leveling hierarchy is provided in the Accounting Principles and Policy section of Note 1.

GE 2015 FORM 10-K 206

FAIR VALUE OF PLAN ASSETS

	Other pension plans			Principal retiree benefit plans
(In millions)	2015		2014	2015	2014

Balance at January 1	$12,386		$11,059	$813	$903
Actual gain on plan assets	381		1,537	22	44
Employer contributions	549		726	501	518
Participant contributions	15		9	50	52
Benefits paid	(576)		(493)	(691)	(704)
Acquisitions (dispositions) / other - net	5,207	(a)	-	-	-
Exchange rate adjustments	(594)		(452)	-	-
Balance at December 31	$17,368		$12,386	$695	$813

(a)            Substantially all related to Alstom acquisition.

ASSET ALLOCATION

			Other pension plans		Principal retiree
	Principal pension plans		(weighted average)		benefit plans
	2015	2015	2015	2015	2015	2015
	Target	Actual	Target	Actual	Target	Actual
December 31	allocation	allocation	allocation	allocation	allocation	allocation

Equity securities	17 - 57%	47%	37%	40%	35 - 75%	59%
Debt securities (including cash equivalents)	13 - 53	29	37	40	11 - 46	27
Private equities	8 - 18	11	5	4	0 - 25	11
Real estate	2 - 12	7	9	8	0 - 12	1
Other investments	3 - 13	6	12	8	0 - 10	2

Plan fiduciaries of the GE Pension Plan set investment policies and strategies for the GE Pension Trust and oversee its investment allocation, which includes selecting investment managers and setting long-term strategic targets. The primary strategic investment objectives are balancing investment risk and return and monitoring the plan's liquidity position in order to meet the near-term benefit payment and other cash needs. Target allocation percentages are established at an asset class level by plan fiduciaries. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.

According to statute, the aggregate holdings of all qualifying employer securities (e.g., GE common stock) and qualifying employer real property may not exceed 10% of the fair value of trust assets at the time of purchase. GE securities represented 3.7% and 3.8% of the GE Pension Trust assets at year-end 2015 and 2014, respectively.

The GE Pension Plan has a broadly diversified portfolio of investments in equities, fixed income, private equities, real estate and hedge funds; these investments are both U.S. and non-U.S. in nature. As of December 31, 2015, no sector concentration of assets exceeded 15% of total GE Pension Plan assets.

The following tables present the changes in Level 3 investments for the GE Pension Plan.

CHANGES IN LEVEL 3 INVESTMENTS FOR THE YEAR ENDED DECEMBER 31, 2015

				Purchases,	Transfers
				issuances	in and/or
	January 1,	Net realized	Net unrealized	and	out of	December 31,
(In millions)	2015	gains (losses)	gains (losses)	settlements	Level 3	2015

Debt securities	$6	$(3)	$3	$(3)	$(1)	$2
Private equities	5,217	432	189	(968)	-	4,870
Real estate	3,129	122	246	(360)	49	3,186
Other investments	2,248	22	(52)	71	6	2,295
	$10,600	$573	$386	$(1,260)	$54	$10,353

GE 2015 FORM 10-K 207

CHANGES IN LEVEL 3 INVESTMENTS FOR THE YEAR ENDED DECEMBER 31, 2014

				Purchases,	Transfers
				issuances	in and/or
	January 1,	Net realized	Net unrealized	and	out of	December 31,
(In millions)	2014	gains (losses)	gains (losses)	settlements	Level 3	2014

Debt securities	$-	$(9)	$11	$4	$-	$6
Private equities	6,269	592	(54)	(1,565)	(25)	5,217
Real estate	3,354	36	334	(595)	-	3,129
Other investments	1,622	47	86	194	299	2,248
	$11,245	$666	$377	$(1,962)	$274	$10,600

ESTIMATED FUTURE BENEFIT PAYMENTS
						2021 -
(In millions)	2016	2017	2018	2019	2020	2025

Principal pension plans	$3,395	$3,485	$3,610	$3,705	$3,785	$20,145
Other pension plans	855	870	875	885	905	4,835
Principal retiree benefit plans	625	600	590	575	560	2,500

2015 COST OF POSTRETIREMENT BENEFIT PLANS AND CHANGES IN OTHER COMPREHENSIVE INCOME

				Principal
	Total	Principal	Other	retiree
	postretirement	pension	pension	benefit
(In millions)	benefit plans	plans	plans	plans

Cost of postretirement benefit plans	$5,045	$4,498	$373	$174
Changes in other comprehensive income
Prior service cost (credit) – current year	(2,401)	902	(12)	(3,291)
Net actuarial loss (gain) – current year	(1,604)	(1,022)	(164)	(418)
Net curtailment/gain (loss)	76	(105)	6	175
Prior service credit (cost) amortization	(197)	(205)	-	8
Net actuarial gain (loss) amortization	(3,552)	(3,288)	(289)	25
Total changes in other comprehensive income	(7,678)	(3,718)	(459)	(3,501)
Cost of postretirement benefit plans and
changes in other comprehensive income	$(2,633)	$780	$(86)	$(3,327)

GE 2015 FORM 10-K 208

DERIVATIVES AND HEDGING

Note 20 provides the primary information related to our derivatives and hedging activity. This section provides certain supplemental information about this topic.

As described in Note 20, changes in the fair value of derivatives are recorded in a separate component of equity (referred to below as Accumulated Other Comprehensive Income, or AOCI) and are recorded in earnings in the period in which the hedged transaction occurs. The table below summarizes this activity by hedging instrument.

FAIR VALUE OF DERIVATIVES

	2015		2014
December 31 (In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$4,132	$158	$5,835	$461
Currency exchange contracts	1,109	1,383	2,579	884
Other contracts	-	-	-	2
	5,241	1,541	8,414	1,347

Derivatives not accounted for as hedges
Interest rate contracts	119	44	79	24
Currency exchange contracts	1,715	4,048	1,182	3,439
Other contracts	315	49	237	40
	2,149	4,141	1,498	3,503

Gross derivatives recognized in statement of
financial position
Gross derivatives	7,391	5,681	9,911	4,851
Gross accrued interest	1,001	(13)	1,389	(30)
	8,392	5,668	11,300	4,821

Amounts offset in statement of financial position
Netting adjustments(a)	(4,326)	(4,326)	(3,875)	(3,892)
Cash collateral(b)	(1,784)	(642)	(3,695)	(445)
	(6,110)	(4,968)	(7,570)	(4,337)

Net derivatives recognized in statement of
financial position
Net derivatives	2,282	700	3,731	485

Amounts not offset in statement of
financial position
Securities held as collateral(c)	(1,277)	-	(3,114)	-

Net amount	$1,005	$700	$617	$485

Derivatives are classified in the captions "All other assets" and "All other liabilities" and the related accrued interest is classified in "Other GE Capital receivables" and "All other liabilities" in our financial statements.

(a) The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk. At December 31, 2015 and 2014, the cumulative adjustment for non-performance risk was insignificant and $16 million, respectively.
(b) Excluded excess cash collateral received and posted of $48 million and $379 million at December 31, 2015, respectively, and $63 million and $195 million at December 31, 2014, respectively.
(c) Excluded excess securities collateral received of $107 million and $471 million at December 31, 2015 and 2014, respectively.

GE 2015 FORM 10-K 209

CASH FLOW HEDGE ACTIVITY
			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
(In millions)	2015	2014	2015	2014

Interest rate contracts	$(1)	$(1)	$(130)	$(234)
Currency exchange contracts	(907)	(541)	(784)	(641)
Commodity contracts	(5)	(4)	(4)	(3)
Total(a)	$(913)	$(546)	$(918)	$(878)

(a)	Gain (loss) is recorded in GE Capital revenues from services, interest and other financial charges, and other costs and expenses when reclassified to earnings.

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $49 million loss at December 31, 2015. We expect to transfer $134 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In both 2015 and 2014, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At December 31, 2015 and 2014, the maximum term of derivative instruments that hedge forecasted transactions was 17 years and 18 years, respectively. See Note15 for additional information about reclassifications out of AOCI.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. The fair value of such collateral was $3,061 million at December 31, 2015, of which $1,784 million was cash and $1,277 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $642 million at December 31, 2015. At December 31, 2015, our exposure to counterparties (including accrued interest), net of collateral we hold, was $836 million. This excludes exposure related to embedded derivatives.

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3 or other ratings levels agreed upon with the counterparty. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability, after consideration of collateral posted by us and outstanding interest payments was $690 million at December 31, 2015. This excludes embedded derivatives.

GE 2015 FORM 10-K 210

NOTE 28. QUARTERLY INFORMATION (UNAUDITED)

	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions; per-share amounts in dollars)	2015	2014	2015	2014	2015	2014	2015	2014

Consolidated operations
Earnings (loss) from continuing operations	$(4,673)	$1,491	$1,813	$2,180	$1,915	$2,130	$2,645	$3,690
Earnings (loss) from discontinued
operations	(8,936)	1,461	(2,947)	1,367	629	1,378	3,758	1,649
Net earnings (loss)	(13,608)	2,952	(1,134)	3,546	2,545	3,508	6,403	5,339
Less net earnings (loss) attributable to
noncontrolling interests	(35)	(47)	225	-	39	(29)	103	187
Net earnings (loss) attributable to
the Company	$(13,573)	$2,999	$(1,360)	$3,546	$2,506	$3,536	$6,301	$5,152
Per-share amounts – earnings (loss) from
continuing operations
Diluted earnings (loss) per share	$(0.45)	$0.15	$0.17	$0.22	$0.19	$0.22	$0.26	$0.35
Basic earnings (loss) per share	(0.45)	0.15	0.17	0.22	0.19	0.22	0.26	0.36
Per-share amounts – earnings (loss)
from discontinued operations
Diluted earnings (loss) per share	(0.90)	0.14	(0.30)	0.13	0.05	0.13	0.38	0.15
Basic earnings (loss) per share	(0.90)	0.14	(0.30)	0.14	0.05	0.13	0.38	0.16
Per-share amounts – net earnings (loss)
Diluted earnings (loss) per share	(1.35)	0.30	(0.13)	0.35	0.25	0.35	0.64	0.51
Basic earnings (loss) per share	(1.35)	0.30	(0.13)	0.35	0.25	0.35	0.64	0.51

Selected data
GE
Sales of goods and services	$23,839	$24,011	$26,141	$26,225	$25,612	$26,025	$30,614	$31,046
Gross profit from sales	5,514	5,327	6,033	6,089	6,275	6,146	7,556	7,870
GE Capital
Total revenues	2,866	2,963	2,690	2,676	2,660	2,763	2,585	2,919
Earnings (loss) from continuing operations
attributable to the Company	(5,721)	489	(332)	468	(154)	226	(1,447)	348

For GE, gross profit from sales is sales of goods and services less costs of goods and services sold.

Earnings-per-share amounts are computed independently each quarter for earnings (loss) from continuing operations, earnings (loss) from discontinued operations and net earnings. As a result, the sum of each quarter's per-share amount may not equal the total per-share amount for the respective year; and the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net earnings (loss) for the respective quarters.
GE 2015 FORM 10-K 211

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Registrant (As of February 1, 2016)
			Date assumed
			Executive
Name	Position	Age	Officer Position

Jeffrey R. Immelt	Chairman of the Board & Chief Executive Officer	59	January 1997
Jeffrey S. Bornstein	Senior Vice President & Chief Financial Officer	50	July 2013
Elizabeth J. Comstock	Vice Chairman, Business Innovations	55	April 2013
Alexander Dimitrief	Senior Vice President, General Counsel & Secretary	57	November 2015
Jan R. Hauser	Vice President, Controller & Chief Accounting Officer	56	April 2013
Susan P. Peters	Senior Vice President, Human Resources	62	August 2013
John G. Rice	Vice Chairman of General Electric Company;	59	September 1997
	President & CEO, Global Growth Organization
Keith S. Sherin	Vice Chairman of General Electric Company; CEO, GE Capital	57	January 1999

All Executive Officers are elected by the Board of Directors for an initial term that continues until the Board meeting immediately preceding the next annual statutory meeting of shareowners, and thereafter are elected for one-year terms or until their successors have been elected. All Executive Officers have been executives of General Electric Company for the last five years except for Ms. Hauser. Prior to joining GE in April 2013, Ms. Hauser served as a partner, Accounting Services, National Professional Services Group at PricewaterhouseCoopers LLP.

The remaining information called for by this item is incorporated by reference to "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Other Governance Policies and Practices" and "Board Committees" in our definitive proxy statement for our 2016 Annual Meeting of Shareowners to be held April 27, 2016, which will be filed within 120 days of the end of our fiscal year ended December 31, 2015 (the 2016 Proxy Statement).
GE 2015 FORM 10-K 212

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements

         Included in the "Financial Statements and Supplementary Data" section of this report:

Management's Annual Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Statement of Earnings for the years ended December 31, 2015, 2014 and 2013
Consolidated Statement of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statement of Changes in Shareowners' Equity for the years ended December 31, 2015, 2014 and 2013
Statement of Financial Position at December 31, 2015 and 2014
Statement of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to consolidated financial statements
Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary of Operating Segments

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

3(i)
The Restated Certificate of Incorporation of General Electric Company (Incorporated by reference to Exhibit 3(i) to General Electric's Annual Report on Form 10-K for the fiscal year ended December 31, 2013), as amended by the Certificate of Amendment, dated December 2, 2015 (Incorporated by reference to Exhibit 3.1 to General Electric's Current Report on Form 8-K, dated December 3, 2015), and as further amended by the Certificate of Amendment, dated January 19, 2016 (Incorporated by reference to Exhibit 3.1 to General Electric's Current Report on Form 8-K, dated January 20, 2016) (in each case, under Commission file number 001-00035).

3(ii)
The By-Laws, as amended, of General Electric Company (Incorporated by reference to Exhibit 3(ii) of General Electric's Current Report on Form 8-K dated February 11, 2015 (Commission file number 001-00035)).

4(a)
Amended and Restated General Electric Capital Corporation Standard Global Multiple Series Indenture Provisions dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(a) to General Electric Capital Corporation's Registration Statement on Form S-3, File No. 333-59707 (Commission file number 001-06461)).

4(b)
Third Amended and Restated Indenture dated as of February 27, 1997, between General Electric Capital Corporation and The Bank of New York Mellon, as successor trustee (Incorporated by reference to Exhibit 4(c) to General Electric Capital Corporation's Registration Statement on Form S-3, File No. 333-59707 (Commission file number 001-06461)).

4(c)
First Supplemental Indenture dated as of May 3, 1999, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(dd) to General Electric Capital Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-76479 (Commission file number 001-06461)).

4(d)
Second Supplemental Indenture dated as of July 2, 2001, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(f) to General Electric Capital Corporation's Post-Effective Amendment No.1 to Registration Statement on Form S-3, File No. 333-40880 (Commission file number 001-06461)).

GE 2015 FORM 10-K 213

4(e)
Third Supplemental Indenture dated as of November 22, 2002, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(cc) to General Electric Capital Corporation's Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333100527 (Commission file number 001-06461)).

4(f)
Fourth Supplemental Indenture dated as of August 24, 2007, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(g) to General Electric Capital Corporation's Registration Statement on Form S-3, File number 333-156929 (Commission file number 001-06461)).

4(g)
Letter from the Senior Vice President and Chief Financial Officer of General Electric to General Electric Capital Corporation dated September 15, 2006, with respect to returning dividends, distributions or other payments to General Electric Capital Corporation in certain circumstances described in the Indenture for Subordinated Debentures dated September 1, 2006, between General Electric Capital Corporation and the Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4(c) to General Electric Capital Corporation's Post-Effective Amendment No. 2 to Registration Statement on Form S-3, File No. 333-132807 (Commission file number 001-06461)).

4(h)
Indenture dated as of October 26, 2015, among GE Capital International Funding Company, as issuer, General Electric Company and General Electric Capital Corporation, as guarantors and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 99 to General Electric's Current Report on Form 8-K filed on October 26, 2015 (Commission file number 001-00035)).

4 (i)	Global Supplemental Indenture dated as of April 10, 2015, among General Electric Capital Corporation, General Electric Company and The Bank of New York Mellon, as trustee.*

4(j)
Second Global Supplemental Indenture dated as of December 2, 2015, among General Electric Capital Corporation, General Electric Company and The Bank of New York Mellon, as successor trustee (Incorporated by reference to Exhibit 4.2 to General Electric's Current Report on Form 8-K filed on December 3, 2015 (Commission file number 001-00035)).

4(k)
Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and consolidated subsidiaries.*

(10)	Except for 10(v), (w) and (x) below, all of the following exhibits consist of Executive Compensation Plans or Arrangements:

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

(f) General Electric Supplementary Pension Plan, as amended effective July 1, 2015. *
(g)
General Electric 2003 Non-Employee Director Compensation Plan, Amended and Restated as of December 12, 2014 (Incorporated by reference to Exhibit 10(h) to General Electric's Annual Report on Form 10-K (Commission file number 000-00035) for the fiscal year ended December 31, 2014).

(h)
Amendment to Nonqualified Deferred Compensation Plans, dated as of December 14, 2004 (Incorporated by reference to Exhibit 10(w) to the General Electric Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2004).

GE 2015 FORM 10-K 214

(i)
GE Retirement for the Good of the Company Program, as amended effective January 1, 2009 (Incorporated by reference to Exhibit 10(j) to General Electric's Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2008.

(j)
GE Excess Benefits Plan, effective January 1, 2009 (Incorporated by reference to Exhibit 10(k) to General Electric's Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2008).

(k)
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

(m)
Form of Agreement for Stock Option Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan, as amended January 1, 2009 (Incorporated by reference to Exhibit 10(n) to General Electric's Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2008).

(n)
Form of Agreement for Annual Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan, as amended February 7, 2014 (Incorporated by reference to Exhibit 10(a) of General Electric's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (Commission file number 001-00035)).

(o)
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

(q)
Form of Agreement for Performance Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan (Incorporated by reference to Exhibit 10 (a) of General Electric's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission file number 001-00035)).

(r)
First Restatement of the General Electric International Employee Stock Purchase Plan effective May 1, 2002 (Incorporated by reference to Exhibit 4.1 to General Electric's Registration Statement on Form S-8, File No. 333-163106 (Commission file number 001-00035)).

(s)
Time Sharing Agreement dated November 22, 2010 between General Electric Company and Jeffrey R. Immelt (Incorporated by reference to Exhibit 10(z) to General Electric's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file number 001-00035)).

(t) (u)
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

(v)
Amended and Restated Agreement, dated April 10, 2015, between General Electric Company and General Electric Capital Corporation (Incorporated by reference to Exhibit 10 of General Electric's Current Report on Form 8-K, dated April 10, 2015 (Commission file number 001-00035)).

(w)
Transaction Agreement dated as of February 12, 2013 among General Electric Company, Comcast Corporation, National Broadcasting Company Holding, Inc., Navy Holdings, Inc., NBCUniversal, LLC and NBCUniversal Media, LLC (Incorporated by reference to Exhibit 10(a) of General Electric's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission file number 001-00035)).

GE 2015 FORM 10-K 215

(x)
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

(y)
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

99(b)
Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12(a) to GE Capital's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (Commission file number 001-06461)).

99(c)	Supplement to Present Required Information in Searchable Format*

(101)
The following materials from General Electric Company's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings for the years ended December 31, 2015, 2014 and 2013, (ii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statement of Changes in Shareowners' Equity for the years ended December 31, 2015, 2014 and 2013, (iv) Statement of Financial Position at December 31, 2015 and 2014, (v) Statement of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements.*

*	Filed electronically herewith.
**
Information required to be presented in Exhibit 11 is provided in Note 18 to the consolidated financial statements in this Form 10-K Report in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

GE 2015 FORM 10-K 216

FORM 10-K CROSS REFERENCE INDEX

Item Number		Page(s)
Part I
Item 1.	Business	19-22, 35-69, 76-77, 93-94, 110

Item 1A.	Risk Factors	116-120
Item 1B.	Unresolved Staff Comments	Not applicable

Item 2.	Properties	21

Item 3.	Legal Proceedings	121-122

Item 4.	Mine Safety Disclosures	Not applicable

Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28, 109

Item 6.	Selected Financial Data	108

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-107

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	81, 111-115

Item 8.	Financial Statements and Supplementary Data	125-211

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Not applicable

Item 9A.	Controls and Procedures	124

Item 9B.	Other Information	Not applicable
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	212

Item 11.	Executive Compensation	(a)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	(b), Note 16

Item 13.	Certain Relationships and Related Transactions, and Director Independence	(c)

Item 14.	Principal Accounting Fees and Services	(d)
Part IV
Item 15.	Exhibits and Financial Statement Schedules	213-216

Signatures		218

(a)	Incorporated by reference to "Compensation" in the 2016 Proxy Statement.
(b)	Incorporated by reference to "Stock Ownership Information" in the 2016 Proxy Statement.
(c)	Incorporated by reference to "Related Person Transactions" and "How We Assess Director Independence" in the 2016 Proxy Statement.
(d)	Incorporated by reference to "Independent Auditor Information" in the 2016 Proxy Statement.
GE 2015 FORM 10-K 217

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2015, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the Town of Fairfield and State of Connecticut on the 26th day of February 2016.

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

	Signer	Title	Date

	/s/ Jeffrey S. Bornstein	Principal Financial Officer	February 26, 2016
Jeffrey S. Bornstein Senior Vice President and Chief Financial Officer

	/s/ Jan R. Hauser	Principal Accounting Officer	February 26, 2016
Jan R. Hauser Vice President and Controller

	/s/ Jeffrey R. Immelt Jeffrey R. Immelt* Chairman of the Board of Directors	Principal Executive Officer	February 26, 2016

	W. Geoffrey Beattie* John J. Brennan*	Director Director
	James I. Cash, Jr.* Francisco D'Souza* Marijn E. Dekkers*	Director Director Director
	Susan Hockfield*	Director
	Andrea Jung*	Director
	Robert W. Lane*	Director
	Rochelle B. Lazarus*	Director
	James J. Mulva*	Director
	James E. Rohr*	Director
	Mary L. Schapiro*	Director
	Robert J. Swieringa*	Director
	James S. Tisch*	Director
	Douglas A. Warner III*	Director

A majority of the Board of Directors

*By	/s/ Christoph A. Pereira
Christoph A. Pereira Attorney-in-fact February 26, 2016

GE 2015 FORM 10-K 218