Form 10-Q
period 2016-06-30
GENERAL ELECTRIC CO
filed 2016-08-01
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016 OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 8,961,233,000 shares of common stock with a par value of $0.06 per share outstanding at June 30, 2016.

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
Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about our announced plan to reduce the size of our financial services businesses, including expected cash and non-cash charges associated with this plan and earnings per share of GE Capital's retained businesses (Verticals); expected income; earnings per share; revenues; organic growth; growth and productivity associated with our Digital business; margins; cost structure; restructuring charges; acquisition-related synergies; cash flows; return on capital; capital expenditures, capital allocation or capital structure; dividends; and the split between Industrial and Capital earnings.

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

	our ability to complete incremental asset sales as part of our announced plan to reduce the size of our financial services businesses in a timely manner (or at all) and at the prices we have assumed;
	our ability to reduce costs as we execute that plan;

changes in law, economic and financial conditions, including interest and exchange rate volatility, commodity and equity prices and the value of financial assets, including the impact of these conditions on our ability to execute that plan;

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

	our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so;
	the amount and timing of our cash flows and earnings and other conditions, which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels;
	GE Capital's ability to pay dividends to GE at the planned level, which may be affected by GE Capital's cash flows and earnings, financial services regulation and oversight, and other factors;
	our ability to convert pre-order commitments/wins into orders/bookings;
	the price we realize on orders/bookings since commitments/wins are stated at list prices;

customer actions or developments such as early aircraft retirements or reduced energy demand and other factors that may affect the level of demand and financial performance of the major industries and customers we serve;

	the effectiveness of our risk management framework;
	the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation and litigation;
	our capital allocation plans, as such plans may change including with respect to the timing and size of share repurchases, acquisitions, joint ventures, dispositions and other strategic actions;
	our success in completing, including obtaining regulatory approvals for, announced transactions, such as our announced plan and transactions to reduce the size of our financial services businesses;
	our success in integrating acquired businesses and operating joint ventures, including Alstom;
	our ability to realize anticipated earnings and savings from announced transactions, acquired businesses and joint ventures, including Alstom;

	the impact of potential information technology or data security breaches; and
	the other factors that are described in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.
2016 2Q FORM 10-Q 3

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


Verticals or GE Capital Verticals – the adding together of GE Capital businesses that we expect to retain, principally its vertical financing businesses—GE Capital Aviation Services (GECAS), Energy Financial Services (EFS) and Industrial Finance (which includes Healthcare Equipment Finance, Working Capital Solutions and Industrial Financing Solutions)—that relate to the Company's core industrial domain and other operations, including our run-off insurance activities, and allocated corporate costs.

We integrate acquisitions as quickly as possible. Revenues and earnings from the date we complete the acquisition through the end of the fourth quarter following the acquisition are considered the acquisition effect of such businesses.

2016 2Q FORM 10-Q 4

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

Discussions throughout this MD&A are based on continuing operations unless otherwise noted.

The MD&A should be read in conjunction with the Financial Statements and Notes to the consolidated financial statements.

OTHER TERMS USED BY GE

	Backlog – unfilled customer orders for products and product services (expected life of contract sales for product services).
	Continuing earnings – unless otherwise indicated, we refer to captions such as "earnings from continuing operations attributable to common shareowners" as continuing earnings or simply as earnings.

Continuing earnings per share (EPS) – unless otherwise indicated, when we refer to continuing earnings per share, it is the diluted per-share amount of "earnings from continuing operations attributable to common shareowners".

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


Industrial margin – GE revenues and other income excluding GE Capital earnings (loss) from continuing operations (Industrial revenues) minus GE total costs and expenses less GE interest and other financial charges divided by Industrial revenues.


Industrial operating profit margin – Industrial segment profit plus corporate items and eliminations (excluding gains, restructuring, and pre-tax non-operating pension costs) divided by industrial segment revenues plus corporate items and eliminations (excluding gains and GE-GE Capital eliminations).

	Industrial segment gross margin – industrial segment sales less industrial segment cost of sales.
	Net earnings – unless otherwise indicated, we refer to captions such as "net earnings attributable to GE common shareowners" as net earnings.
	Net earnings per share (EPS) – unless otherwise indicated, when we refer to net earnings per share, it is the diluted per-share amount of "net earnings attributable to GE common shareowners".
	Non-operating pension costs – comprise the expected return on plan assets, interest cost on benefit obligations and net actuarial gain (loss) amortization for our principal pension plans.
	Operating earnings – GE earnings from continuing operations attributable to common shareowners excluding the impact of non-operating pension costs.
	Operating earnings per share – unless otherwise indicated, when we refer to operating earnings per share, it is the diluted per-share amount of "operating earnings".
	Operating pension costs – comprise the service cost of benefits earned, prior service cost amortization and curtailment gain or loss for our principal pension plans.
	Organic revenues – revenues excluding the effects of acquisitions, dispositions and foreign currency exchange.
2016 2Q FORM 10-Q 5

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

NON-GAAP FINANCIAL MEASURES

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered "non-GAAP financial measures" under the SEC rules. Specifically, we have referred, in various sections of this report, to:

	Industrial segment organic revenues
	Operating and non-operating pension costs
	Adjusted Corporate costs (operating)
	Industrial operating and GE Capital earnings (loss) from continuing operations and EPS
	Industrial operating + Verticals earnings and EPS
	Industrial operating profit and operating profit margin (excluding certain items)
	Industrial segment operating profit and operating profit margin (excluding Alstom)
	Industrial cash flows from operating activities (Industrial CFOA) and Industrial CFOA excluding taxes related to the Appliances business sale
	Capital ending net investment (ENI), excluding liquidity

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures are included in the Supplemental Information section within this MD&A. Non-GAAP financial measures referred to in this report are designated with an asterisk (*).

2016 2Q FORM 10-Q 6

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

OUR FINANCIAL SERVICES OPERATING SEGMENT

Capital

Operational and financial overviews for our operating segments are provided in the "Segment Operations" section within this MD&A.

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
2016 2Q FORM 10-Q 7

KEY PERFORMANCE INDICATORS

(Dollars in billions; per-share amounts in dollars)

REVENUES PERFORMANCE			INDUSTRIAL ORDERS	INDUSTRIAL BACKLOG

	2Q 2016	YTD 2016	Equipment Services	Equipment Services
Industrial Segment	7%	6%
Industrial Segment Organic*	(1)%	(1)%
Capital	3%	2%

			(a) Included $4.5 billion related to Alstom. (b) Included $7.5 billion related to Alstom.	(a) Included $30.3 billion related to Alstom.
INDUSTRIAL MARGINS			INDUSTRIAL OPERATING PROFIT MARGINS(a)*	GE CFOA
				GE Capital Dividend Industrial CFOA(b)*
			(a) Excluded gains, non-operating pension costs (pre-tax), restructuring and other, noncontrolling interests, GE Capital preferred stock dividends, as well as the results of Alstom.	(a) Included $(0.9) billion related to Alstom. (b) 2016 included taxes of $(0.7) billion related to the sale of our Appliances business.

*Non-GAAP Financial Measure
2016 2Q FORM 10-Q 8

KEY PERFORMANCE INDICATORS

(Per-share amounts in dollars)

CONTINUING EARNINGS (LOSS) PER SHARE	NET EARNINGS (LOSS) PER SHARE

OPERATING EPS*	INDUSTRIAL OPERATING + VERTICALS EPS*

SIGNIFICANT DEVELOPMENTS IN 2016

During the first half of 2016, we returned $18.0 billion to shareholders including $13.7 billion through buyback of our common stock and $4.3 billion in dividends.

For the six months ended June 30, 2016, Alstom contributed revenues of $6.0 billion and an operating loss of $0.4 billion, which included the effects of purchase accounting and acquisition related charges at Corporate of $0.5 billion. Including the effects of tax benefits of $0.4 billion, net earnings was an insignificant amount for the six months ended June 30, 2016. In addition, Alstom used cash flow from operating activities of $0.9 billion for the six months ended June 30, 2016.

On June 6, 2016, we completed the sale of our Appliances business to Qingdao Haier Co., Ltd. (Haier) for proceeds of $5.6 billion and recognized an after-tax gain of $1.8 billion in the second quarter.

As of June 30, 2016, we have signed agreements with buyers for $181 billion of ending net investment (ENI), excluding liquidity (as originally reported at December 31, 2014), of which $158 billion have closed.

On June 28, 2016, we received approval of our request to the Financial Stability Oversight Council (FSOC) for rescission of GE Capital's designation as a nonbank Systemically Important Financial Institution (SIFI).

GE Capital paid common dividends of $3.5 billion and $11.0 billion for the three and six months ended June 30, 2016, respectively.

*Non-GAAP Financial Measure

2016 2Q FORM 10-Q 9

CONSOLIDATED RESULTS

THREE AND SIX MONTHS ENDED JUNE 30
(Dollars in billions)

REVENUES	INDUSTRIAL AND FINANCIAL SERVICES REVENUES

(a) Included $3.2 billion related to Alstom (b) Included $6.0 billion related to Alstom	(a) Included $3.2 billion related to Alstom (b) Included $6.0 billion related to Alstom
COMMENTARY: 2016 - 2015

THREE MONTHS
Consolidated revenues increased $4.3 billion, or 15%.
Industrial revenues increased $4.3 billion, or 16%, mainly from the effects of acquisitions of $3.2 billion, primarily Alstom, and the net effects of dispositions of $1.6 billion, primarily due to a pre-tax gain of $3.1 billion from the sale of our Appliances business to Haier. These increases were partially offset by a decrease in Industrial organic revenue of $0.3 billion and the effects of a stronger U.S. dollar of $0.1 billion.
In 2015, the effects of acquisitions and dispositions on Industrial revenues were an insignificant amount and an increase of $0.2 billion, respectively.
Financial Services revenues increased $0.1 billion, or 3%, as a result of lower impairments, partially offset by lower gains.

SIX MONTHS
Consolidated revenues increased $5.9 billion, or 11%.
Industrial revenues increased $5.9 billion, or 12%, mainly from the effects of acquisitions of $6.0 billion, primarily Alstom, and the net effects of dispositions of $1.1 billion, primarily due to a pre-tax gain of $3.1 billion from the sale of our Appliances business to Haier. These increases were partially offset by the effects of a stronger U.S. dollar of $0.7 billion and a decrease in Industrial organic revenue of $0.5 billion.
In 2015, the effects of acquisitions and dispositions on Industrial revenues were an increase of $0.2 billion and an insignificant amount, respectively.
Financial Services revenues increased $0.1 billion, or 2%, primarily due to lower impairments, organic revenue growth and the effects of acquisitions, partially offset by lower gains and the effects of currency exchange.

*Non-GAAP Financial Measure
2016 2Q FORM 10-Q 10

THREE AND SIX MONTHS ENDED JUNE 30
 (Dollars in billions)

CONTINUING EARNINGS (LOSS)	INDUSTRIAL OPERATING EARNINGS + VERTICALS EARNINGS*	INDUSTRIAL SELLING, GENERAL & ADMINISTRATIVE (SG&A) AS A % OF SALES
(a) 14.6% excluding $3.2 billion of Alstom sales and $0.6 billion of Alstom SG&A (b) 14.9% excluding $6.1 billion of Alstom sales and $1.1 billion of Alstom SG&A
COMMENTARY: 2016 - 2015
THREE MONTHS
Consolidated continuing earnings increased $1.6 billion, or 95%.
The net effects of dispositions on consolidated continuing earnings were increases of $1.9 billion in 2016, primarily due to an after-tax gain of $1.8 billion from the sale of our Appliances business to Haier and $0.3 billion in 2015. The effects of acquisitions on consolidated continuing earnings were a decrease of $0.1 billion in 2016 and an insignificant amount in 2015.
Financial Services losses increased $0.1 billion, or 22%, primarily due to core decreases, reflecting excess interest expense and higher insurance reserve provisions, partially offset by tax adjustments in the three months ended June 30, 2016, to bring the GE Capital six- month tax rate in line with the projected full-year tax rate.
Earnings per share amounts for the second quarter of 2016 were positively impacted by the reduction in number of outstanding common shares compared to the second quarter of 2015. The average number of shares outstanding used to calculate second quarter 2016 earnings per share amounts was 10% lower than in the second quarter of 2015 as a result of previously disclosed actions, primarily the 2015 Synchrony Financial share exchange and ongoing share buyback activities over the last 12 months funded in large part by dividends from GE Capital.
Industrial SG&A costs increased $0.6 billion as the favorable impact of cost reductions at Corporate and lower non-operating pension costs were more than offset by increases in SG&A relating to Alstom and higher restructuring charges.

SIX MONTHS
Consolidated continuing earnings increased $6.4 billion.
The net effects of dispositions on consolidated continuing earnings were increases of $1.9 billion in 2016, primarily due to an after-tax gain of $1.8 billion from the sale of our Appliances business to Haier and $0.3 billion in 2015. The effects of acquisitions on consolidated continuing earnings were a decrease of $0.1 billion in 2016 and an increase of $0.1 billion in 2015.
Financial Services losses decreased $4.7 billion, or 76%, primarily due to the absence of the 2015 charges associated with the GE Capital Exit Plan.
Earnings per share amounts for the first six months of 2016 were positively impacted by the reduction in number of outstanding common shares compared to the first six months of 2015. The average number of shares outstanding used to calculate first six-month 2016 earnings per share amounts was 8% lower than in the first six-month of 2015 as a result of previously disclosed actions, primarily the 2015 Synchrony Financial share exchange and ongoing share buyback activities over the last 12 months funded in large part by dividends from GE Capital.
Industrial SG&A costs increased $0.7 billion as the favorable impact of cost reductions at Corporate and lower non-operating pension costs were more than offset by increases in SG&A relating to Alstom and higher restructuring charges.

See the "Other Consolidated Information" section within the MD&A for a discussion of income taxes.
*Non-GAAP Financial Measure
2016 2Q FORM 10-Q 11

GE CAPITAL

GE Capital results include continuing operations, which are reported in the Capital segment (see Segment discussion), and discontinued operations (see Discontinued Operations section and Note 2).

THE GE CAPITAL EXIT PLAN

On April 10, 2015, the Company announced a plan (the GE Capital Exit Plan) to create a simple, more valuable company by reducing the size of its financial services businesses through the sale of most of the assets of GE Capital over the following 24 months and aligning a smaller GE Capital with GE's industrial businesses.

Under the GE Capital Exit Plan, which was approved on April 2, 2015 and aspects of which were approved on March 31, 2015, the Company will retain certain GE Capital businesses, principally its vertical financing businesses—GE Capital Aviation Services (GECAS), Energy Financial Services (EFS) and Industrial Finance (which includes Healthcare Equipment Finance, Working Capital Solutions and Industrial Financing Solutions)—that relate to the Company's core industrial domain and other operations, including our run-off insurance activities, and allocated corporate costs (together referred to as GE Capital Verticals or Verticals).

We expect GE Capital to release approximately $35 billion in dividends to GE (subject to regulatory approval) as a result of the sale of GE Capital assets. We received $4.3 billion in dividends from GE Capital in 2015 and $11 billion in the first half of 2016. In July 2016, we received an additional $4 billion of common dividends from GE Capital bringing our year-to-date total to $15 billion. As of June 30, 2016, we are ahead of our plan, having signed agreements with buyers for $181 billion of ending net investment (ENI), excluding liquidity (as originally reported at December 31, 2014), of which $158 billion has closed. In addition, as part of our initiative to reduce the size of our financial services businesses, we completed the split-off of our remaining interest in GE Capital's North American Retail Finance business, Synchrony Financial, to holders of GE common stock, which resulted in a $20.4 billion buyback of GE common stock (671.4 million shares) in 2015. In connection with the GE Capital Exit Plan, we completed a legal reorganization of GE Capital that included a merger of GE Capital into GE, a guarantee by GE of GE Capital debt, and an exchange of $36 billion of GE Capital debt for new notes guaranteed by GE. The result of all these actions reduced GE Capital's total assets by 56% from $501 billion at December 31, 2014 to $219 billion at June 30, 2016. As of June 30, 2016, we incurred charges of $23.2 billion. Due to anticipated tax benefits and gains, we do not expect total after-tax charges through the completion of the GE Capital Exit Plan to exceed our initial $23 billion estimate.

Given the progress of the GE Capital Exit Plan to date, we expect to largely complete that plan by the end of 2016. On March 31, 2016, GE filed its request to the Financial Stability Oversight Council (FSOC) for rescission of GE Capital's designation as a nonbank Systemically Important Financial Institution (SIFI). On June 28, 2016, we received approval of our request to the FSOC for rescission of GE Capital's designation as a nonbank SIFI.

SALES AGREEMENTS

During the six months ended June 30, 2016, GE signed agreements to sell approximately $25 billion of ENI, excluding liquidity (as originally reported at December 31, 2014), of which approximately $8 billion, $16 billion and less than $1 billion related to our Commercial Lending and Leasing (CLL), Consumer and Real Estate businesses, respectively.

Of the signed agreements, sales representing approximately $54 billion of ENI, excluding liquidity (as originally reported at December 31, 2014) have closed during the first half of 2016, including approximately $46 billion, $8 billion and less than $1 billion related to our CLL, Consumer and Real Estate businesses, respectively.

In July, we signed an additional $7.9 billion of ENI, excluding liquidity (as originally reported at December 31, 2014), which related to our CLL and Consumer businesses and closed $10.2 billion of ENI, excluding liquidity (as originally reported at December 31, 2014), which related to our CLL business.

2016 2Q FORM 10-Q 12

AFTER-TAX CHARGES RELATED TO THE GE CAPITAL EXIT PLAN

In the six months ended June 30, 2016, GE recorded $1.2 billion of after-tax charges related to the GE Capital Exit Plan of which $0.4 billion was recorded in continuing operations and $0.8 billion was recorded in discontinued operations. Of these after-tax charges, $0.6 billion were recorded in the second quarter of 2016, primarily exit-related charges in our CLL business. A description of these after-tax charges for the six months ended June 30, 2016 is provided below.


$0.7 billion of net loss primarily related to the completed and planned dispositions of most of the CLL businesses, which was recorded in discontinued operations under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings.


$0.3 billion of charges associated with the preferred equity exchange that was completed in January 2016, which was recorded in continuing operations and reported in GE Capital's corporate component under the caption "Preferred stock dividends" in the Statement of Earnings.


$0.2 billion of restructuring and other charges, of which $0.1 billion was recorded in discontinued operations under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings and $0.1 billion was recorded in continuing operations and reported in GE Capital's corporate component under the captions "Selling, general and administrative expenses" and "Other costs and expenses" in the Statement of Earnings.

For additional information about the GE Capital Exit Plan 2015 sales agreements and after-tax charges, refer to our Form 8-K filed on June 3, 2016 related to the Annual Report on Form 10-K for the year ended December 31, 2015.

In addition to the above charges, during the six months ended June 30, 2016, we have incurred other costs related to our ongoing liability management actions, including $0.5 billion of pre-tax losses related to the repurchase of $10.2 billion of long-term unsecured debt and subordinated debentures which were recorded in continuing operations. These charges will result in lower future interest costs, more than offsetting the initial charges. We expect to continue these actions when economically beneficial.
2016 2Q FORM 10-Q 13

SEGMENT OPERATIONS

SUMMARY OF OPERATING SEGMENTS

	Three months ended June 30			Six months ended June 30
(In millions)	2016	2015	V%	2016	2015	V%

Revenues
Power	$6,639	$5,055	31%	$11,843	$9,667	23%
Renewable Energy	2,094	1,641	28%	3,763	2,669	41%
Oil & Gas	3,219	4,118	(22)%	6,533	8,157	(20)%
Energy Connections	2,734	1,768	55%	4,994	3,453	45%
Aviation	6,511	6,251	4%	12,774	11,926	7%
Healthcare	4,525	4,337	4%	8,708	8,412	4%
Transportation	1,240	1,420	(13)%	2,222	2,728	(19)%
Appliances & Lighting	1,667	2,236	(25)%	3,663	4,177	(12)%
Total industrial segment revenues	28,630	26,826	7%	54,499	51,188	6%
Capital	2,771	2,690	3%	5,656	5,556	2%
Total segment revenues	31,401	29,516	6%	60,155	56,744	6%
Corporate items and eliminations	2,093	(290)		1,184	(1,278)
Consolidated revenues	$33,494	$29,226	15%	$61,339	$55,466	11%

Segment profit (loss)
Power	$1,140	$1,046	9%	$1,714	$1,803	(5)%
Renewable Energy	128	144	(11)%	211	201	5%
Oil & Gas	320	613	(48)%	628	1,102	(43)%
Energy Connections	35	82	(57)%	(49)	110	U
Aviation	1,348	1,269	6%	2,872	2,583	11%
Healthcare	782	704	11%	1,413	1,292	9%
Transportation	273	331	(18)%	437	556	(21)%
Appliances & Lighting	96	165	(42)%	211	268	(21)%
Total industrial segment profit	4,122	4,355	(5)%	7,437	7,915	(6)%
Capital	(600)	(493)	(22)%	(1,492)	(6,215)	76%
Total segment profit (loss)	3,523	3,862	(9)%	5,944	1,700	F
Corporate items and eliminations	974	(1,185)		(597)	(2,876)
GE interest and other financial charges	(567)	(414)		(1,007)	(803)
GE provision for income taxes	(648)	(583)		(849)	(890)
Earnings (loss) from continuing operations
attributable to GE common shareowners	3,281	1,679	95%	3,492	(2,869)	F
Earnings (loss) from discontinued operations, net of tax	(541)	(2,947)	82%	(849)	(11,883)	93%
Less net earnings attributable to noncontrolling
interests, discontinued operations	3	92	(97)%	3	181	(98)%
Earnings (loss) from discontinued operations,
net of tax and noncontrolling interest	(544)	(3,039)	82%	(852)	(12,064)	93%
Consolidated net earnings (loss)
attributable to the GE common shareowners	$2,738	$(1,360)	F	$2,639	$(14,933)	F
	\			\
2016 2Q FORM 10-Q 14

REVENUES AND PROFIT

Segment revenues include revenues and other income related to the segment.

Segment profit is determined based on internal performance measures used by the Chief Executive Officer (CEO) to assess the performance of each business in a given period. In connection with that assessment, the CEO may exclude matters such as charges for restructuring; rationalization and other similar expenses; acquisition costs and other related charges; technology and product development costs; certain gains and losses from acquisitions or dispositions; and litigation settlements or other charges, for which responsibility preceded the current management team. For additional information about costs excluded from segment profit, see Corporate Items and Eliminations section within this MD&A.

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

SEGMENT RESULTS – THREE AND SIX MONTHS ENDED JUNE 30

(Dollars in billions)
INDUSTRIAL SEGMENT EQUIPMENT & SERVICES REVENUES	INDUSTRIAL SEGMENT PROFIT
Equipment(a) Services(b)
(a)   $13.5 billion, excluding $2.0 billion related to Alstom*, and $25.6 billion, excluding $3.7 billion related to Alstom* for the three and six months ended June 30, 2016, respectively
(b)   $12.0 billion, excluding $1.2 billion related to Alstom*, and $23.0 billion, excluding $2.3 billion related to Alstom* for the three and six months ended June 30, 2016, respectively

*Non-GAAP Financial Measure
(a) $4.0 billion, excluding $0.1 billion related to Alstom* (b) $7.3 billion, excluding $0.1 billion related to Alstom*

2016 2Q FORM 10-Q 15

2016 – 2015 COMMENTARY: THREE MONTHS ENDED JUNE 30

Industrial segment revenues increased $1.8 billion (7%), driven by increases at Power, Renewable Energy and Energy Connections, mainly as a result of the effects of acquisitions (primarily Alstom). This increase was partially offset by lower revenues at Oil & Gas and Appliances & Lighting (due to the sale of the Appliances business in the second quarter of 2016), as well as an unfavorable impact of foreign exchange.
Industrial segment profit decreased $0.2 billion (5%), mainly driven by lower earnings at Oil & Gas, partially offset by higher earnings at Power, Aviation and Healthcare.
Industrial segment margin decreased 180 bps primarily driven by the effects of Alstom results. Excluding Alstom, industrial segment margin was 15.6%, compared with 16.2% in the same period of 2015.

2016 – 2015 COMMENTARY: SIX MONTHS ENDED JUNE 30

Industrial segment revenues increased $3.3 billion (6%), driven by increases at Power, Renewable Energy and Energy Connections, mainly as a result of the effects of acquisitions (primarily Alstom). This increase was partially offset by lower revenues at Oil & Gas, as well as an unfavorable impact of foreign exchange.
Industrial segment profit decreased $0.5 billion (6%), mainly driven by lower earnings at Oil & Gas, Energy Connections and Transportation, partially offset by higher earnings at Aviation and Healthcare.
Industrial segment margin decreased 190 bps primarily driven by the effects of Alstom results. Excluding Alstom, industrial segment margin was 15.1%, compared with 15.5% in the same period of 2015.

SIGNIFICANT SEGMENT DEVELOPMENTS

ALSTOM ACQUISITION

On November 2, 2015, we completed the acquisition of Alstom's Thermal, Renewables and Grid businesses. The completion of the transaction followed the regulatory approval of the deal in over 20 countries and regions including the EU, U.S., China, India, Japan and Brazil. The cash purchase price was €9.2 billion (approximately $10.1 billion), net of cash acquired. The acquisition and alliances with Alstom affected our Power, Energy Connections and Renewable Energy segments, and to a lesser extent our Oil & Gas segment.

At year-end 2015, our preliminary allocation of purchase price resulted in recognition of approximately $13.5 billion of goodwill, $5.2 billion of intangible assets, and $1.1 billion of unfavorable customer contract liabilities. The preliminary fair value of the associated noncontrolling interest was approximately $3.6 billion. As of the end of the second quarter of 2016, the preliminary amount of goodwill, intangible assets and unfavorable customer contract liabilities recognized was adjusted to approximately $14.8 billion, $4.5 billion, and $1.2 billion, respectively. The adjustments reflected revisions in estimates primarily related to updated revenue and cost assumptions for customer contracts, and other fair value adjustments related to acquired assets and liabilities. Although we believe we have recorded a substantial majority of the purchase accounting adjustments, further adjustments are expected in the third quarter. We will complete our post-closing procedures and purchase price allocation no later than the fourth quarter of 2016. See Note 7 to the consolidated financial statements for further information.

For the six months ended June 30, 2016, Alstom contributed revenues of $6.0 billion and an operating loss of $0.4 billion, which included the effects of purchase accounting and acquisition related charges at Corporate of $0.5 billion. Including the effects of tax benefits of $0.4 billion, net earnings was an insignificant amount for the six months ended June 30, 2016. In addition, Alstom used cash flow from operating activities of $0.9 billion for the six months ended June 30, 2016. Alstom related revenues and operating profit are presented separately in the segment revenues and profit walks that follow.

SALE OF APPLIANCES

On January 15, 2016, we announced the signing of an agreement to sell our Appliances business to Qingdao Haier Co., Ltd. (Haier). On June 6, 2016, we completed the sale for proceeds of $5.6 billion and recognized an after-tax gain of $1.8 billion in the second quarter. Beginning in the third quarter, the Lighting business and Energy Connections will be presented as one reporting segment.
2016 2Q FORM 10-Q 16

POWER

OPERATIONAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
 (Dollars in billions)

2016 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES

(a) Includes Water & Distributed Power and GE Hitachi Nuclear	Services Equipment
ORDERS	BACKLOG
Equipment Services	Equipment Services
(a) Included $2.9 billion related to Alstom (b) Included $4.3 billion related to Alstom	(a) Included $16.6 billion related to Alstom
UNIT SALES

2016 2Q FORM 10-Q 17

FINANCIAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
 (Dollars in billions)

SEGMENT REVENUES (a) $5.2 billion, excluding $1.5 billion related to Alstom* (b) $9.0 billion, excluding $2.9 billion related to Alstom*		SEGMENT PROFIT (a) $1.1 billion, excluding $0.1 billion related to Alstom* (b) $1.6 billion, excluding $0.1 billion related to Alstom*	SEGMENT PROFIT MARGIN (a) 20.3%, excluding 6.1% related to Alstom* (b) 17.8%, excluding 4.0% related to Alstom*
		Equipment Services
SEGMENT REVENUES & PROFIT WALK:			COMMENTARY: 2016 - 2015
THREE MONTHS
Segment revenues up $1.6 billion (31%);
Segment profit up $0.1 billion (9%) as a result of:

The increase in revenues was primarily driven by the effects of Alstom and increased services volume at Power Services, partially offset by lower Gas Power Systems volume. The increase in volume was partially offset by lower other income, including negative foreign exchange transactional hedge impacts.
The increase in profit was primarily driven by the effects of Alstom, partially offset by other income, including negative foreign exchange transactional hedge impacts.

	Revenues	Profit
June 30, 2015	$5.1	$1.0
Volume	0.2	-
Price	-	-
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	-
Mix	N/A	-
Productivity	N/A	-
Other	(0.1)	(0.1)
Alstom	1.5	0.1
June 30, 2016	$6.6	$1.1

SIX MONTHS
Segment revenues up $2.2 billion (23%);
Segment profit down $0.1 billion (5%) as a result of:

The increase in revenues was primarily driven by the effects of Alstom and increased services volume at Power Services, partially offset by lower equipment volume at Gas Power Services as a result of 24 fewer gas turbine shipments than in the prior year. The increase was partially offset by lower other income, including negative foreign exchange transactional hedge impacts, as well as the effects of a stronger U.S. dollar.
The decrease in profit was primarily driven by lower cost productivity, lower volume and lower other income, including negative foreign exchange transactional hedge impacts. These decreases were partially offset by a favorable business mix and the effects of Alstom.

	Revenues	Profit
June 30, 2015	$9.7	$1.8
Volume	(0.5)	(0.1)
Price	-	-
Foreign Exchange	(0.1)	-
(Inflation)/Deflation	N/A	-
Mix	N/A	0.2
Productivity	N/A	(0.2)
Other	(0.1)	(0.2)
Alstom	2.9	0.1
June 30, 2016	$11.8	$1.7

*Non-GAAP Financial Measure
2016 2Q FORM 10-Q 18

RENEWABLE ENERGY

OPERATIONAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
 (Dollars in billions)

2016 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES

(a) Offshore Wind revenues were insignificant	Services Equipment
ORDERS	BACKLOG
Equipment Services	Equipment Services
(a) Included $0.2 billion related to Alstom (b) Included $0.4 billion related to Alstom	(a) Included $5.1 billion related to Alstom
UNIT SALES

2016 2Q FORM 10-Q 19

FINANCIAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
 (Dollars in billions)

SEGMENT REVENUES		SEGMENT PROFIT	SEGMENT PROFIT MARGIN
(a) $1.9 billion, excluding $0.2 billion related to Alstom* (b) $3.2 billion, excluding $0.5 billion related to Alstom*	Equipment Services	(a) $0.1 billion, excluding an insignificant amount related to Alstom* (b) $0.2 billion, excluding an insignificant amount related to Alstom*	(a) 6.8%, excluding 0.5% related to Alstom* (b) 6.7%, excluding (1.4)% related to Alstom*
SEGMENT REVENUES & PROFIT WALK:			COMMENTARY: 2016 - 2015
THREE MONTHS
Segment revenues up $0.5 billion (28%);
Segment profit down 11% as a result of:

The increase in revenues was primarily due to the effects of Alstom and higher volume, mainly driven by higher equipment sales in Onshore Wind as a result of shipping 50 more onshore wind turbines than in the prior year.
The decrease in profit was mainly due to increased launch costs related to the 2 and 3 MW onshore units, partially offset by higher volume.

	Revenues	Profit
June 30, 2015	$1.6	$0.1
Volume	0.3	-
Price	-	-
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	-
Mix	N/A	-
Productivity	N/A	-
Other	-	-
Alstom	0.2	-
June 30, 2016	$2.1	$0.1

SIX MONTHS
Segment revenues up $1.1 billion (41%);
Segment profit up 5% as a result of:

The increase in revenues was primarily due to higher volume, mainly driven by the increase in onshore wind turbine shipments, as a result of shipping 246 more units than in the prior year, and the effects of Alstom. The increase was partially offset by the effects of a stronger U.S. dollar and lower other income, including negative foreign exchange transactional hedge impacts.
The increase in profit was primarily due to higher volume and cost productivity, partially offset by lower other income, including negative foreign exchange transactional hedge impacts.

	Revenues	Profit
June 30, 2015	$2.7	$0.2
Volume	0.8	0.1
Price	-	-
Foreign Exchange	(0.1)	-
(Inflation)/Deflation	N/A	-
Mix	N/A	-
Productivity	N/A	0.1
Other	(0.1)	(0.1)
Alstom	0.5	-
June 30, 2016	$3.8	$0.2

*Non-GAAP Financial Measure
2016 2Q FORM 10-Q 20

 OIL & GAS

OPERATIONAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
 (Dollars in billions)

2016 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES

(a) Previously referred to as Measurement & Controls (M&C)	Services Equipment
ORDERS	BACKLOG
Equipment Services	Equipment Services
(a) Included an insignificant amount related to Alstom (b) Included $0.1 billion related to Alstom	(a) Included $0.1 billion related to Alstom

2016 2Q FORM 10-Q 21

FINANCIAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
 (Dollars in billions)

SEGMENT REVENUES		SEGMENT PROFIT	SEGMENT PROFIT MARGIN
(a) $3.2 billion, excluding an insignificant amount related to Alstom* (b) $6.5 billion, excluding $0.1 billion related to Alstom*	Equipment Services	(a) $0.3 billion, excluding an insignificant amount related to Alstom* (b) $0.6 billion, excluding an insignificant amount related to Alstom*	(a) 10.0%, excluding 7.3% related to Alstom* (b) 9.7%, excluding 4.8% related to Alstom*

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY: 2016 - 2015
THREE MONTHS
Segment revenues down $0.9 billion (22%);
Segment profit down $0.3 billion (48%) as a result of:

The decrease in revenues was primarily market driven, mainly due a decrease in equipment volume across all sub-segments and lower prices at TMS and SS&D, as well as lower other income, including negative foreign exchange transactional hedge impacts.
The decrease in profit was primarily market driven, mainly due to lower equipment volume and prices, which, despite the effects of restructuring actions, drove lower cost productivity, and lower other income, including negative foreign exchange transactional hedge impacts. These decreases were partially offset by material deflation.

	Revenues	Profit
June 30, 2015	$4.1	$0.6
Volume	(0.7)	(0.1)
Price	(0.1)	(0.1)
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	0.1
Mix	N/A	-
Productivity	N/A	(0.1)
Other	(0.1)	(0.1)
Alstom	-	-
June 30, 2016	$3.2	$0.3

SIX MONTHS
Segment revenues down $1.6 billion (20%);
Segment profit down $0.5 billion (43%) as a result of:

The decrease in revenues was primarily due to lower equipment volume across all sub-segments, the effects of a stronger U.S. dollar and lower prices.
The decrease in profit was primarily market driven, mainly due to lower equipment volume and prices, which, despite the effects of restructuring actions, drove lower cost productivity. These decreases were partially offset by material deflation and higher other income.

	Revenues	Profit
June 30, 2015	$8.2	$1.1
Volume	(1.4)	(0.2)
Price	(0.1)	(0.1)
Foreign Exchange	(0.2)	-
(Inflation)/Deflation	N/A	0.1
Mix	N/A	-
Productivity	N/A	(0.3)
Other	-	0.1
Alstom	0.1	-
June 30, 2016	$6.5	$0.6

*Non-GAAP Financial Measure
2016 2Q FORM 10-Q 22

ENERGY CONNECTIONS

OPERATIONAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
 (Dollars in billions)

2016 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES

Services Equipment
ORDERS	BACKLOG
Equipment Services	Equipment Services
(a) Included $1.4 billion related to Alstom (b) Included $2.6 billion related to Alstom	(a) Included $8.4 billion related to Alstom

2016 2Q FORM 10-Q 23

FINANCIAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
(Dollars in billions)

SEGMENT REVENUES		SEGMENT PROFIT (LOSS)	SEGMENT PROFIT MARGIN
(a) $1.3 billion, excluding $1.4 billion related to Alstom* (b) $2.5 billion, excluding $2.5 billion related to Alstom*	Equipment Services	(a) Includes an insignificant amount related to Alstom* (b) $(0.1) billion, excluding an insignificant amount related to Alstom*	(a) (0.7)%, excluding 3.1% related to Alstom* (b) (2.3)%, excluding 0.3% related to Alstom*

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY: 2016 - 2015
THREE MONTHS
Segment revenues up $1.0 billion (55%);
Segment profit down 57% as a result of:

The increase in revenues was driven by the effects of Alstom, including higher equipment sales at Grid, partially offset by a decrease in core volume driven by Industrial Solutions and Power Conversion.
The decrease in profit was due to lower cost productivity, lower core volume and an unfavorable business mix.

	Revenues	Profit
June 30, 2015	$1.8	$0.1
Volume	(0.4)	-
Price	-	-
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	-
Mix	N/A	-
Productivity	N/A	(0.1)
Other	-	-
Alstom	1.4	-
June 30, 2016	$2.7	$-

SIX MONTHS
Segment revenues up $1.5 billion (45%);
Segment profit down $0.2 billion as a result of:

The increase in revenues was driven by the effects of Alstom, including higher equipment sales at Grid, partially offset by a decrease in core volume driven by Industrial Solutions and Power Conversion. The increase was partially offset by the effects of a stronger U.S. dollar and lower other income, including negative foreign exchange hedge impacts.
The decrease in profit was due to lower cost productivity, driven by lower core volume, as well as lower other income, including negative foreign exchange transactional hedge impacts.

	Revenues	Profit
June 30, 2015	$3.5	$0.1
Volume	(0.9)	-
Price	-	-
Foreign Exchange	(0.1)	-
(Inflation)/Deflation	N/A	-
Mix	N/A	-
Productivity	N/A	(0.1)
Other	-	-
Alstom	2.5	-
June 30, 2016	$5.0	$-
*Non-GAAP Financial Measure
2016 2Q FORM 10-Q 24

            AVIATION

OPERATIONAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
(Dollars in billions; except where noted)

2016 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES

Services Equipment
ORDERS	BACKLOG
Equipment Services	Equipment Services
UNIT SALES
(a)GEnx and LEAP engines are a subset of commercial engines (b)Commercial spares shipment rate in millions of dollars per day

2016 2Q FORM 10-Q 25

FINANCIAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
 (Dollars in billions)

SEGMENT REVENUES		SEGMENT PROFIT	SEGMENT PROFIT MARGIN
Equipment Services

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY: 2016 - 2015
THREE MONTHS
Segment revenues up $0.3 billion (4%);
Segment profit up $0.1 billion (6%) as a result of:

The increase in revenues was primarily due to higher services volume and military spares volume, partially offset by lower equipment volume driven by lower GEnx shipments and Military volume. The increase in volume was partially offset by lower other income due to non-repeat of other income items in the prior year.
The increase in profit was primarily due to higher services volume and higher cost productivity, partially offset by lower other income.

	Revenues	Profit
June 30, 2015	$6.3	$1.3
Volume	0.3	0.1
Price	-	-
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	-
Mix	N/A	-
Productivity	N/A	0.1
Other	(0.1)	(0.1)
June 30, 2016	$6.5	$1.3

SIX MONTHS
Segment revenues up $0.8 billion (7%);
Segment profit up $0.3 billion (11%) as a result of:

The increase in revenues was primarily driven by higher services volume and prices, partially offset by decreased volume in Commercial Engines and Military.
The increase in profit was primarily driven by higher services volume and prices, higher cost productivity and a favorable business mix, partially offset by lower other income.

	Revenues	Profit
June 30, 2015	$11.9	$2.6
Volume	0.8	0.2
Price	0.1	0.1
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	-
Mix	N/A	0.1
Productivity	N/A	0.2
Other	-	(0.1)
June 30, 2016	$12.8	$2.9

2016 2Q FORM 10-Q 26

HEALTHCARE

OPERATIONAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
(Dollars in billions)

2016 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES

Services Equipment
ORDERS	BACKLOG
Equipment Services	Equipment Services

2016 2Q FORM 10-Q 27

FINANCIAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
 (Dollars in billions)

SEGMENT REVENUES		SEGMENT PROFIT	SEGMENT PROFIT MARGIN
Equipment Services

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY: 2016 - 2015
THREE MONTHS
Segment revenues up $0.2 billion (4%);
Segment profit up $0.1 billion (11%) as a result of:

The increase in revenues was primarily due to higher volume driven by Life Sciences and Healthcare Systems, partially offset by lower prices at Healthcare Systems.
The increase in profit was primarily driven by higher cost productivity, including the effects of previous restructuring actions and volume growth, partially offset by lower prices at Healthcare Systems.

	Revenues	Profit
June 30, 2015	$4.3	$0.7
Volume	0.3	-
Price	(0.1)	(0.1)
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	-
Mix	N/A	-
Productivity	N/A	0.1
Other	-	-
June 30, 2016	$4.5	$0.8

SIX MONTHS
Segment revenues up $0.3 billion (4%);
Segment profit up $0.1 billion (9%) as a result of:

The increase in revenues was primarily due to higher volume driven by Life Sciences and Healthcare Systems, partially offset by the effects of a stronger U.S. dollar and lower prices at Healthcare Systems.
The increase in profit was primarily driven by higher cost productivity, including the effects of previous restructuring actions and volume growth, partially offset by lower prices at Healthcare Systems.

	Revenues	Profit
June 30, 2015	$8.4	$1.3
Volume	0.6	0.1
Price	(0.1)	(0.1)
Foreign Exchange	(0.2)	-
(Inflation)/Deflation	N/A	-
Mix	N/A	-
Productivity	N/A	0.2
Other	-	-
June 30, 2016	$8.7	$1.4

2016 2Q FORM 10-Q 28

            TRANSPORTATION

OPERATIONAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
 (Dollars in billions)

2016 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES

(a) Includes Marine, Stationary, Drilling and Digital	Services Equipment
ORDERS	BACKLOG
Equipment Services	Equipment Services
UNIT SALES

2016 2Q FORM 10-Q 29

FINANCIAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
 (Dollars in billions)

SEGMENT REVENUES		SEGMENT PROFIT	SEGMENT PROFIT MARGIN
Equipment Services

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY: 2016 - 2015
THREE MONTHS
Segment revenues down $0.2 billion (13%);
Segment profit down $0.1 billion (18%) as a result of:

The decrease in revenues was primarily due to lower services volume driven by the impact of higher parked locomotives, partially offset by 31 more locomotive shipments than in the prior year. The decrease in revenues was also impacted by the Signaling business disposition in November 2015.
The decrease in profit was driven by an unfavorable business mix due to higher locomotive shipments and lower drill and services volume, partially offset by higher cost productivity, including the effects of previous restructuring actions, and material deflation.

	Revenues	Profit
June 30, 2015	$1.4	$0.3
Volume	(0.2)	-
Price	-	-
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	-
Mix	N/A	(0.1)
Productivity	N/A	-
Other	-	-
June 30, 2016	$1.2	$0.3

SIX MONTHS
Segment revenues down $0.5 billion (19%);
Segment profit down $0.1 billion (21%) as a result of:

The decrease in revenues was primarily driven by lower equipment volume, driven by 28 fewer locomotive shipments than in prior year, as well as lower services volume due to higher parked locomotives. The decrease in revenues was also impacted by the Signaling business disposition in November 2015.
The decrease in profit was primarily driven by lower equipment volume and an unfavorable business mix, partially offset by material deflation and the effects of previous restructuring actions.

	Revenues	Profit
June 30, 2015	$2.7	$0.6
Volume	(0.5)	(0.1)
Price	-	-
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	-
Mix	N/A	-
Productivity	N/A	-
Other	-	-
June 30, 2016	$2.2	$0.4

2016 2Q FORM 10-Q 30

            APPLIANCES & LIGHTING

OPERATIONAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
 (Dollar in billions)

2016 YTD SUB-SEGMENT REVENUES

(a) The sale of Appliances was completed on June 6, 2016 (b) Includes Current, powered by GE

FINANCIAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30 (Dollar in billions)

SEGMENT REVENUES		SEGMENT PROFIT	SEGMENT PROFIT MARGIN
Equipment Services

2016 2Q FORM 10-Q 31

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY: 2016 - 2015
THREE MONTHS
Segment revenues down $0.6 billion (25%);
Segment profit down $0.1 billion (42%) as a result of:

The decrease in revenues was due to lower volume driven by the Appliances disposition in June 2016, as well as lower Lighting revenues, as lower traditional lighting sales were partially offset by an increase in LED revenues, and lower prices.
The decrease in profit was due to lower prices and the effect of the Appliances disposition, partially offset by material deflation.

	Revenues	Profit
June 30, 2015	$2.2	$0.2
Volume	(0.5)	-
Price	(0.1)	(0.1)
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	-
Mix	N/A	-
Productivity	N/A	-
Other	-	-
June 30, 2016	$1.7	$0.1

SIX MONTHS
Segment revenues down $0.5 billion (12%);
Segment profit down $0.1 billion (21%) as a result of:

The decrease in revenues was due to lower volume driven by the Appliances disposition in June 2016, as well as lower Lighting revenues, as lower traditional lighting sales were partially offset by an increase in LED revenues, and lower prices.
The decrease in profit was due to lower prices, lower volume and the effects of the Appliances disposition, partially offset by material deflation.

	Revenues	Profit
June 30, 2015	$4.2	$0.3
Volume	(0.4)	-
Price	(0.1)	(0.1)
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	0.1
Mix	N/A	-
Productivity	N/A	-
Other	-	-
June 30, 2016	$3.7	$0.2

2016 2Q FORM 10-Q 32

  CAPITAL

OPERATIONAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
 (Dollars in billions)

2016 YTD SUB-SEGMENT REVENUES	ENDING NET INVESTMENT, EXCLUDING LIQUIDITY*
(a) As originally reported; $309 billion including discontinued operations (b) $116 billion including discontinued operations
SIGNIFICANT TRENDS & DEVELOPMENTS


The GE Capital Exit Plan - On April 10, 2015, the Company announced its plan to reduce the size of the financial services businesses through the sale of most of its assets over the following 24 months. Further information on the GE Capital Exit Plan is provided in the Consolidated Results section of the MD&A.

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

Dividends – GE Capital paid common dividends of $3.5 billion and $11.0 billion to GE in the three and six months ended June 30, 2016, respectively. In July 2016, GE Capital paid an additional $4.0 billion of common dividends to GE bringing the year-to-date total to $15.0 billion.

* Non-GAAP Financial Measure
2016 2Q FORM 10-Q 33

FINANCIAL OVERVIEW - THREE AND SIX MONTHS ENDED JUNE 30
 (Dollars in billions)

SEGMENT REVENUES	SEGMENT PROFIT (LOSS)(a)
Total Capital Verticals Other Continuing	Verticals Other Continuing Total Capital
(a) Interest and other financial charges and income taxes are included in determining segment profit (loss) for the Capital segment.

COMMENTARY: 2016 - 2015

THREE MONTHS
Capital revenues increased $0.1 billion as a result of lower impairments, partially offset by lower gains.

	Within Capital, Verticals revenues decreased by $0.2 billion as a result of organic revenue declines ($0.1 billion), lower gains ($0.1 billion) and higher impairments.
	Other Capital revenues increased $0.3 billion as a result of lower impairments ($0.2 billion) and organic revenue growth ($0.1 billion).

Capital net loss increased by $0.1 billion primarily due to core decreases, reflecting excess interest expense and higher insurance reserve provisions, partially offset by tax adjustments in the three months ended June 30, 2016, to bring Capital's six-month tax rate in line with the projected full-year tax rate.

	Within Capital, Verticals net earnings decreased by $0.1 billion due to higher insurance reserve provisions ($0.1 billion) and lower gains, partially offset by core increases.
	Other Capital net loss decreased by less than $0.1 billion primarily as a result of:

Higher treasury operation expenses of $0.4 billion reflecting excess interest expense, costs associated with the May 2016 debt tender and derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities. We expect to continue to have excess interest costs in 2016 as asset sales outpace our debt maturities. We may engage in liability management actions, such as buying back debt, based on market and economic conditions.

	Higher restructuring expenses of $0.1 billion.
	Tax adjustments of $0.3 billion in the three months ended June 30, 2016, to bring Capital's six-month tax rate in line with the projected full year tax rate.
	Lower tax expenses of $0.1 billion primarily related to the absence of the second quarter 2015 expected repatriation of foreign earnings related to the GE Capital Exit Plan.

2016 2Q FORM 10-Q 34

SIX MONTHS
Capital revenues increased $0.1 billion primarily due to lower impairments, organic revenue growth and the effects of acquisitions, partially offset by lower gains and the effects of currency exchange.


Within Capital, Verticals revenues decreased by $0.1 billion as a result of organic revenue declines ($0.3 billion) and higher impairments ($0.1 billion), partially offset by higher gains ($0.2 billion) and the effects of acquisitions.

	Other Capital revenues increased $0.2 billion as a result of organic revenue growth ($0.3 billion) and lower impairments ($0.2 billion), partially offset by lower gains ($0.3 billion).

Capital net loss decreased by $4.7 billion primarily due to the absence of the 2015 charges associated with the GE Capital Exit Plan.
	Within Capital, Verticals net earnings increased by $0.1 billion as a result of higher gains ($0.2 billion), partially offset by higher impairments ($0.1 billion).
	Other Capital net loss decreased by $4.7 billion primarily as a result of:
	Lower tax expenses of $6.1 billion primarily related to the absence of the 2015 expected repatriation of foreign earnings and write-off of deferred tax assets related to the GE Capital Exit Plan.
	Tax adjustments of $0.4 billion in the six months ended June 30, 2016, to bring Capital's six-month tax rate in line with the projected full year tax rate.

Higher treasury operation expenses of $1.2 billion reflecting excess interest expense, costs associated with the February and May 2016 debt tenders and derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities. We expect to continue to have excess interest costs in 2016 as asset sales outpace our debt maturities. We may engage in liability management actions, such as buying back debt, based on market and economic conditions.

	Charges of $0.3 billion associated with the preferred equity exchange that was completed in January 2016. Higher restructuring expenses of $0.2 billion.

2016 2Q FORM 10-Q 35

CORPORATE ITEMS AND ELIMINATIONS

REVENUES AND OPERATING PROFIT (COST)

	Three months ended June 30		Six months ended June 30
(In millions)	2016	2015	2016	2015

Revenues
Gains (losses) on disposals	$3,129	$49	$3,188	$49
NBCU settlement	-	450	-	450
Eliminations and other	(1,036)	(789)	(2,004)	(1,777)
Total Corporate Items and Eliminations	$2,093	$(290)	$1,184	$(1,278)

Operating profit (cost)
Gains (losses) on disposals	$3,129	$49	$3,188	$49
NBCU settlement	-	450	-	450
Principal retirement plans(a)	(479)	(673)	(947)	$(1,461)
Restructuring and other charges	(1,188)	(399)	(1,874)	(821)
Eliminations and other	(487)	(613)	(964)	(1,093)
Total Corporate Items and Eliminations	$974	$(1,185)	$(597)	$(2,876)

CORPORATE COSTS

	Three months ended June 30		Six months ended June 30
(In millions)	2016	2015	2016	2015

Total Corporate Items and Eliminations	$974	$(1,185)	$(597)	$(2,876)
Less non-operating pension cost	(511)	(689)	(1,023)	(1,384)
Total Corporate costs (operating)*	$1,485	$(496)	$426	$(1,492)
Less restructuring and other charges, gains and settlement	1,941	100	1,313	(322)
Adjusted total corporate costs (operating)*	$(456)	$(596)	$(887)	$(1,170)

(a)
Included non-operating pension cost* of $0.5 billion and $0.7 billion in the three months ended June 30, 2016 and 2015, respectively, and $1.0 billion and $1.4 billion in the six months ended June 30, 2016 and 2015, respectively, which includes expected return on plan assets, interest costs and non-cash amortization of actuarial gains and losses.

2016 – 2015 COMMENTARY: THREE MONTHS ENDED JUNE 30

Revenues and other income increased $2.4 billion, primarily as a result of:
	$3.1 billion of higher gains from the sale of our Appliances business to Haier.

This increase to revenues and other income was partially offset by the following:
	$0.5 billion lower other income from a settlement related to the NBCU transaction in the second quarter of 2015, and
	$0.2 billion of higher inter-segment eliminations.

Operating costs decreased $2.2 billion, primarily as a result of:
	$3.1 billion of higher gains from the sale of our Appliances business to Haier,
	$0.2 billion of lower costs associated with our principal retirement plans including the effects of higher discount rates, and
	$0.1 billion of lower costs under our long-term incentive plan.

These decreases to operating costs were partially offset by the following:
	$0.8 billion higher restructuring and other charges, which included $0.3 billion of restructuring charges associated with the Alstom acquisition, and
	$0.5 billion lower other income from a settlement related to the NBCU transaction in the second quarter of 2015.

*Non-GAAP Financial Measure
2016 2Q FORM 10-Q 36

2016 – 2015 COMMENTARY: SIX MONTHS ENDED JUNE 30

Revenues and other income increased $2.5 billion, primarily a result of:
	$3.1 billion of higher gains from the sale of our Appliances business to Haier.

This increase to revenues and other income was partially offset by the following:
	$0.5 billion lower other income from a settlement related to the NBCU transaction in the second quarter of 2015, and
	$0.2 billion of higher inter-segment eliminations.

Operating costs decreased $2.3 billion, primarily as a result of:
	$3.1 billion of higher gains from the sale of our Appliances business to Haier,
	$0.5 billion of lower costs associated with our principal retirement plans including the effects of higher discount rates, and
	$0.1 billion of lower costs under our long-term incentive plan.

These decreases to operating costs were partially offset by the following:
	$1.0 billion higher restructuring and other charges, which included $0.5 billion of restructuring charges associated with the Alstom acquisition, and
	$0.5 billion lower other income from a settlement related to the NBCU transaction in the second quarter of 2015.

COSTS NOT INCLUDED IN SEGMENT RESULTS

Certain amounts are not included in industrial operating segment results because they are excluded from measurement of their operating performance for internal and external purposes. These amounts are included in GE Corporate Items & Eliminations and may include matters such as charges for restructuring; rationalization and other similar expenses; acquisition costs and related charges; technology and product development cost; certain gains and losses from acquisitions or dispositions; and litigation settlements or other charges, for which responsibility preceded the current management team. The amount of costs not included in segment results follows.

COSTS

	Three months ended June 30			Six months ended June 30
(In billions)	2016		2015	2016		2015

Power	$0.3	(a)	$-	$0.5	(a)	$0.1
Renewable Energy	0.1		-	0.2		0.1
Oil & Gas	0.4	(b)	0.2	0.5	(b)	0.3
Energy Connections	0.1		-	0.1		0.1
Aviation	-		-	0.1		-
Healthcare	0.1	(c)	0.1	0.3	(c)	0.1
Transportation	0.1		-	0.2		-
Appliances & Lighting	-		-	0.1		-
Total	$1.2		$0.4	$1.9		$0.7

(a)	For the three and six months ended June 30, 2016, Power's results excluded $0.3 billion and $0.5 billion of costs, primarily related to restructuring charges associated with the Alstom acquisition.
(b)	For the three and six months ended June 30, 2016, Oil & Gas's results excluded $0.4 billion and $0.5 billion of costs, primarily related to ongoing restructuring activities.
(c)	For the three and six months ended June 30, 2016, Healthcare's results excluded $0.1 billion and $0.3 billion of costs, primarily related to restructuring charges.

2016 2Q FORM 10-Q 37

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

At June 30, 2016, indemnifications amounted to $1.5 billion, for which we have recognized related liabilities of $0.2 billion. In addition, we provided $0.1 billion of credit support, the vast majority on behalf of certain commercial customers aligned with signed disposal transactions scheduled to close in 2016, and recognized an insignificant liability at June 30, 2016.

As part of the GE Capital Exit Plan, we entered into hedges (on an after-tax basis) of our net investment in businesses that we plan to dispose. These derivatives are treated as standalone hedges and the mark-to-market valuation changes on the derivatives are recorded in earnings of discontinued operations.

Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS

	Three months ended June 30		Six months ended June 30
(In millions)	2016	2015	2016	2015

Earnings (loss) from discontinued operations, net of taxes	$(541)	$(2,947)	$(849)	$(11,883)

2016 – 2015 COMMENTARY: THREE MONTHS ENDED JUNE 30

The second quarter 2016 loss from discontinued operations, net of taxes, primarily reflected the following:
	$0.6 billion after-tax loss at our CLL business (including $0.5 billion after-tax loss on planned disposals).

The second quarter 2015 loss from discontinued operations, net of taxes, primarily reflected the following:
	$3.7 billion after-tax loss at our CLL business (including $4.3 billion after-tax loss on planned disposals), and
	Second quarter 2015 losses were partially offset by $0.8 billion after-tax earnings at our Consumer business.

2016 – 2015 COMMENTARY: SIX MONTHS ENDED JUNE 30

The 2016 loss from discontinued operations, net of taxes, primarily reflected the following:
	$0.8 billion after-tax loss at our CLL business (including $0.8 billion after-tax loss on planned disposals).

The 2015 loss from discontinued operations, net of taxes, primarily reflected the following:
	$7.7 billion after-tax loss at our CLL business (including $7.2 billion after-tax loss on planned disposals),
	$2.3 billion after-tax loss at our Real Estate business (including $2.4 billion after-tax loss on planned disposals), and
	$1.9 billion after-tax loss at our Consumer business.

For additional information related to discontinued operations, see Note 2 to the consolidated financial statements.
2016 2Q FORM 10-Q 38

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

CONSOLIDATED – THREE AND SIX MONTHS ENDED JUNE 30
(Dollars in billions)

PROVISION FOR INCOME TAXES

2016 – 2015 COMMENTARY: THREE MONTHS ENDED JUNE 30

	The consolidated income tax rate was 30.6% in the second quarter of 2015 compared to 12.5% in the second quarter of 2016.
	The consolidated income tax provision decreased due to a larger adjustment to reduce the tax rate to the projected full-year tax rate, partially offset by the impact of higher pre-tax income.
	The consolidated tax provision includes $0.6 billion for GE (excluding GE Capital) for the second quarters of both 2015 and 2016.

2016 – 2015 COMMENTARY: SIX MONTHS ENDED JUNE 30


The consolidated income tax rate was 167.6% in the first six months of 2015 compared to 8.4% in the first six months of 2016. The tax rate for the first six months of 2015 was in excess of 100% due to tax expense of $6.2 billion in the first six months of 2015 for the expected repatriation of foreign earnings and write-off of deferred tax assets incurred in connection with the GE Capital Exit Plan.


The consolidated income tax provision decreased from the first six months of 2015 to the first six months of 2016 due to the non-repeat of the GE Capital Exit Plan charges and due to a larger adjustment to reduce the tax rate to the projected full-year tax rate, partially offset by lower benefit from lower taxed global operations.

	The consolidated tax provision includes $0.9 billion and $0.8 billion for GE (excluding GE Capital) for the first six months of 2015 and 2016, respectively.
2016 2Q FORM 10-Q 39

BENEFITS FROM GLOBAL OPERATIONS

Absent the effects of the GE Capital Exit Plan, our consolidated income tax provision is lower because of the benefits of lower-taxed global operations. There is a benefit from global operations as non-U.S. income is subject to local country tax rates that are significantly below the 35% U.S. statutory rate. These non-U.S. earnings have been indefinitely reinvested outside the U.S. and are not subject to current U.S. income tax. Most of these earnings have been reinvested in active non-U.S. business operations and we do not intend to repatriate these earnings to fund U.S. operations. The rate of tax on our indefinitely reinvested non-U.S. earnings is below the 35% U.S. statutory tax rate because we have significant business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate and because GE funds certain non-U.S. operations through foreign companies that are subject to low foreign taxes.

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

MAJOR CHANGES IN OUR FINANCIAL POSITION FOR THE SIX MONTHS ENDED
JUNE 30, 2016


Cash and equivalents decreased $18.4 billion. GE Cash and equivalents decreased $0.4 billion due to cash flows from operating activities of $10.7 billion (including common dividends from GE Capital of $11.0 billion), proceeds from the sale of our Appliances business of $4.8 billion and a short-term loan from GE Capital of $5.0 billion. This is more than offset by treasury stock purchases of $15.3 billion (cash basis), including $7.0 billion paid under ASR agreements, dividends of $4.3 billion and net PP&E additions of $1.4 billion. GE Capital Cash and equivalents decreased $17.9 billion primarily driven by $44.5 billion net repayments of debt, $11.2 billion in payments of dividends to shareowners and a short-term loan to GE of $5.0 billion, partially offset by $42.9 billion in proceeds from business dispositions and $0.8 billion in proceeds from the sale of receivables originated in our Appliances business and sold to Haier. See the Statement of Cash Flows section for additional information.

	Assets of discontinued operations decreased $71.1 billion, primarily due to the disposition of CLL businesses of $63.5 billion. See Note 2 for additional information.

Borrowings decreased $41.2 billion, primarily due to a net decrease of GE Capital borrowings of $41.9 billion, partially offset by a net increase in borrowings by GE of $0.9 billion (excluding GE Capital debt assumption and short-term loan from GE Capital to GE).

	Liabilities of discontinued operations decreased $32.1 billion, primarily driven by the disposition of CLL businesses of $27.1 billion. See Note 2 for additional information.

Common stock held in treasury increased $12.6 billion, primarily due to treasury stock purchases of $13.7 billion (book basis), including $6.3 billion repurchased under ASR agreements. This was partially offset by treasury stock issuances of $1.2 billion, primarily stock option exercises of $0.7 billion.

2016 2Q FORM 10-Q 40

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

GE Capital has historically relied on the unsecured term debt markets, the global commercial paper markets, deposits, secured funding, retail funding products, bank borrowings and securitizations to fund its balance sheet. Subsequent to April 10, 2015 and with the execution of the GE Capital Exit Plan, we do not plan to issue any incremental GE Capital senior unsecured term debt for four years. Furthermore, we have reduced our commercial paper from $25 billion to $5 billion consistent with the Exit Plan. In addition, we have substantially reduced our reliance on deposits and securitization due to the Exit Plan. Today, we mainly rely on excess cash positions, cash generated through dispositions, and the cash flow from our Verticals to fund our debt maturities and our operating and interest costs. GE Capital's liquidity position is targeted to meet its obligations under both normal and stressed conditions. We expect to maintain an elevated liquidity position as we generate cash from asset sales, returning to more normalized levels in 2019. During this period we expect to have excess interest costs as asset sales outpace our debt maturities. While we maintain elevated liquidity levels, we may engage in liability management actions, such as buying back debt, based on market and economic conditions in order to reduce our excess interest costs. During the first half of 2016, we repurchased $6.0 billion of long-term unsecured debt and $4.2 billion of subordinated debentures, resulting in a pre-tax loss of $528 million.

Our 2016 GE Capital funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of long-term debt ($42.7 billion at December 31, 2015), principally through dispositions, asset sales and cash on hand. Long-term maturities and early redemptions were $28.9 billion in the second quarter of 2016.

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

On December 2, 2015, $87.7 billion of senior unsecured notes and $4.9 billion of commercial paper was assumed by GE upon its merger with GE Capital. The amount of the intercompany payable to GE was $65.2 billion as of June 30, 2016, which includes a reduction for a $5.0 billion short term loan in the second quarter of 2016 from GE Capital to GE, which bears the right of offset against amounts owed under the assumed debt agreement. See Note 9 to the consolidated financial statements.

On June 3, 2016, GE commenced an offering to exchange $19.6 billion of all the outstanding, unregistered senior notes that were issued by GE Capital International Funding Company Unlimited Company in a private offering on October 26, 2015,  for identical, registered 2.342% Senior Notes due 2020, 3.373% Senior Notes due 2025 and 4.418% Senior Notes due 2035. The exchange offer was completed on July 8, 2016.

2016 2Q FORM 10-Q 41

LIQUIDITY SOURCES

In addition to GE cash of $9.9 billion at June 30, 2016, GE Capital maintained liquidity sources of $55.6 billion that consisted of cash and equivalents of $42.2 billion, high-quality investments of $9.2 billion and cash and equivalents of $4.2 billion classified as discontinued operations. Additionally, we have $20.0 billion of committed unused credit lines.

CASH AND EQUIVALENTS

(In billions)	June 30, 2016		June 30, 2016

GE(a)	$9.9	U.S.	$16.1
GE Capital(b)	42.2	Non-U.S.(c)	36.0

(a)
At June 30, 2016, $3.2 billion of GE cash and equivalents was held in countries with currency controls that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. These funds are available to fund operations and growth in these countries and we do not currently anticipate a need to transfer these funds to the U.S.

(b)	At June 30, 2016, GE Capital cash and equivalents of about $0.9 billion were primarily in insurance entities and were subject to regulatory restrictions.
(c)
Of this amount at June 30, 2016, $3.7 billion is held outside of the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund our needs in the U.S. on a short-term basis through short-term loans, without being subject to U.S. tax. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and the total of all such loans is required to be outstanding for less than 60 days during the year. If we were to repatriate this cash, we would be subject to additional U.S. income taxes and foreign withholding taxes.

As of June 30, 2016, GE Company had committed credit lines aggregating $20.0 billion extended by 36 banks in a syndicated credit facility agreement.

FUNDING PLAN

We reduced our Capital ENI, excluding liquidity*, to $79 billion at June 30, 2016.

During the first six months of 2016, there were no new senior unsecured debt issuances.

COMMERCIAL PAPER

(In billions)	GE	GE Capital

Average commercial paper borrowings during the second quarter of 2016	$14.7	$5.0
Maximum commercial paper borrowings outstanding during the second quarter of 2016	19.7	5.1

GE Capital commercial paper maturities have historically been funded principally through new commercial paper issuances and at GE are substantially repaid before quarter-end using indefinitely reinvested overseas cash, which as discussed above, is available for use in the U.S. on a short-term basis without being subject to U.S. tax.

We securitize financial assets as an alternative source of funding. During the first six months of 2016, we completed $0.4 billion of non-recourse issuances and $1.5 billion of non-recourse borrowings matured. At June 30, 2016, consolidated non-recourse securitization borrowings were $2.0 billion.

We have six deposit-taking banks outside of the U.S., which are classified as discontinued operations. On April 18, 2016, we completed the sale of the deposit-taking bank in the U.S., GE Capital Bank, an industrial bank.

*Non-GAAP Financial Measure
2016 2Q FORM 10-Q 42

GE GUARANTEE OF CERTAIN GE CAPITAL DEBT

GE provides implicit and explicit support to GE Capital through commitments, capital contributions and operating support. As part of the GE Capital Exit Plan, on April 10, 2015, GE and GE Capital entered into an amendment to their existing financial support agreement. Under this amendment (the Amendment), the Company has provided a full and unconditional guarantee (the Guarantee) of the payment of principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GE Capital identified in the Amendment. The Guarantee replaced the requirement that the Company make certain income maintenance payments to GE Capital in certain circumstances. GE Capital's U.S. public indentures were concurrently amended to provide the full and unconditional guarantee by the Company set forth in the Guarantee. At June 30, 2016, the balance of this debt that GE assumed was $70.2 billion, and the Guarantee applied to approximately $54.5 billion of GE Capital debt.

ACCELERATED SHARE REPURCHASE AGREEMENT

During the first six months of 2016, we repurchased $13.7 billion of our common stock, including $6.3 billion repurchased under accelerated share repurchase (ASR) agreements.

In June 2016, we entered into an ASR agreement with a financial institution which allowed us to repurchase GE common stock at a price below its volume weighted-average price during a given period. During the second quarter, we paid $5.0 billion and received and classified as treasury shares an initial delivery of 142,474,019 shares based on then-current market prices. The payment was recorded as a reduction to shareowners' equity, consisting of a $4.3 billion increase in treasury stock, which reflects the value of the shares received upon initial delivery, and a $0.8 billion decrease in other capital, which reflects the value of the stock held back pending final delivery in the third quarter of 2016.

In the second quarter of 2016, we received the remaining 10,222,022 shares related to the ASR agreement entered in March 2016 based on the final volume weighted-average price less the negotiated discount.
2016 2Q FORM 10-Q 43

STATEMENT OF CASH FLOWS - SIX MONTHS ENDED JUNE 30, 2016 VERSUS 2015

CONSOLIDATED CASH FLOWS

We evaluate our cash flow performance by reviewing our industrial (non-GE Capital) businesses and GE Capital businesses separately. Cash from operating activities (CFOA) is the principal source of cash generation for our industrial businesses. The industrial businesses also have liquidity available via the public capital markets.

GE CASH FLOWS – SIX MONTHS ENDED JUNE 30
(Dollars in billions)

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

2016 – 2015 COMMENTARY

GE cash from operating activities increased $6.7 billion primarily due to the following:
	GE Capital paid common dividends totaling $11.0 billion and $0.5 billion to GE in the six months ended June 30, 2016 and 2015, respectively.

An increase of operating cash collections of $5.0 billion to $56.0 billion in 2016, primarily driven by progress collections of $1.6 billion and higher GE segment revenues from sales of goods and services.


These increases were partially offset by an increase in operating cash payments of $8.8 billion to $56.3 billion in 2016. This increase is primarily driven by increased spend on inventory, purchasing volume timing, payment of income taxes and incentive compensation payments in the six months ended June 30, 2016 compared with that of 2015.

GE cash from investing activities increased $4.3 billion primarily due to the following:
	The sale of our Appliances business to Haier for proceeds of $4.8 billion.
	This is partially offset by funding of a joint venture at our Aviation business in the six months ended June 30, 2016.

GE cash used for financing activities increased $13.0 billion primarily due to the following:
	An increase in net repurchases of GE treasury shares of $14.8 billion, including $7.0 billion paid under ASR agreements.

This increase was partially offset by a net change in borrowings of $1.8 billion. The change is driven by a short-term loan from GE Capital to GE of $5.0 billion in the six months ended June 30, 2016, partially offset by $3.4 billion of GE issued unsecured notes in the six months ended June 30, 2015.

2016 2Q FORM 10-Q 44

GE CAPITAL CASH FLOWS – SIX MONTHS ENDED JUNE 30
(Dollars in billions)

OPERATING CASH FLOWS		INVESTING CASH FLOWS		FINANCING CASH FLOWS

2015	2016	2015	2016	2015	2016

2016 – 2015 COMMENTARY-CONTINUING OPERATIONS:

GE Capital cash from operating activities-continuing operations increased $2.6 billion primarily due to the following:
	An increase in net cash collateral activity with counterparties on derivative contracts of $3.8 billion in addition to an increase in cash generated from earnings and other activity.
	These increases were partially offset by higher tax payments.

GE Capital cash from investing activities-continuing operations increased $8.6 billion primarily due to the following:
	Higher proceeds from the sale of certain of our CLL, Consumer and Real Estate businesses of $25.3 billion.
	The 2015 acquisition of Milestone Aviation Group, resulting in net cash paid of $1.7 billion.
	The sale of receivables purchased from our Appliances business and sold to Haier for proceeds of $0.8 billion.

These increases were partially offset by a short-term loan from GE Capital to GE of $5.0 billion, derivative cash settlements of $4.1 billion and net settlement activity between our continuing operations (primarily our treasury operations) and our CLL, Consumer and Real Estate businesses in discontinued operations.

GE Capital cash used for financing activities-continuing operations increased $38.7 billion primarily due to the following:
	Higher net repayments of borrowings of $28.3 billion.
	In addition, GE Capital paid common dividends totaling $11.0 billion and $0.5 billion to GE in the six months ended June 30, 2016 and 2015, respectively.
2016 2Q FORM 10-Q 45

GE CAPITAL DISCONTINUED OPERATIONS CASH FLOWS – SIX MONTHS ENDED JUNE 30
(Dollars in billions)

OPERATING CASH FLOWS		INVESTING CASH FLOWS		FINANCING CASH FLOWS

2015	2016	2015	2016	2015	2016

2016 – 2015 COMMENTARY-DISCONTINUED OPERATIONS:

GE Capital cash used for operating activities-discontinued operations increased $14.3 billion primarily due to the following:
	Lower cash generated from earnings in connection with the GE Capital Exit Plan.
	This is further impacted by higher tax payments.
GE Capital cash used for investing activities-discontinued operations increased $2.4 billion primarily due to the following:
	The sale of bank deposits for $16.5 billion in net cash paid during the first six months of 2016.

This decrease is partially offset by higher maturities in investment securities and net settlement activity between our continuing operations (primarily our treasury operations) and our CLL, Consumer and Real Estate businesses in discontinued operations.

GE Capital cash used for financing activities-discontinued operations decreased $1.5 billion primarily due to the following:
	Lower repayment of borrowings and lower net bank deposit activity.
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

GE Capital is a member of certain GE pension plans. As a result of the GE Capital Exit Plan, GE Capital will have additional funding obligations for these pension plans. These obligations do not relate to the Verticals and are recognized as expense in GE Capital's other continuing operations when they become probable and estimable. GE records a contra expense as GE Capital's additional funding obligations are recognized and GE's related pension obligations are paid by GE Capital. On a consolidated basis, the additional required funding obligations do not affect earnings but rather are reflected as a reduction of the pension liability when paid. In the three and six months ended June 30, 2016, the additional funding obligations recognized by GE Capital were $0.1 billion and $0.2 billion, respectively. No such funding obligations were recognized in the three and six months ended June 30, 2015. As of June 30, 2016, the total outstanding funding obligation was $0.3 billion.

GE sells customer receivables to GE Capital in the ordinary course of business to fund the growth of our industrial businesses. During any given period, GE receives cash from the sale of receivables to GE Capital. It also foregoes the future collection of cash on receivables sold as GE Capital will collect the cash from the customer. The incremental amount of cash received from sales of receivables in excess of the cash GE would have otherwise collected had those receivables not been sold, represents the cash generated or used in the period relating to this activity. The effect of cash generated in GE CFOA from selling these receivables to GE Capital decreased GE's CFOA by $1.0 billion and $1.8 billion for the six months ended June 30, 2016 and 2015, respectively.

2016 2Q FORM 10-Q 46

See Note 17 to the consolidated financial statements in this Form 10-Q Report for additional information about the eliminations of intercompany transactions between GE and GE Capital.

EXPOSURES

FOREIGN CURRENCY

As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. The results of operating entities reported in currencies other than U.S. dollar are translated to the U.S. dollar at the applicable exchange rate for inclusion in the financial statements. The foreign currency effect arising from operating activities outside of the U.S., including the remeasurement of derivatives, can result in significant transactional foreign currency fluctuations at points in time, but will generally be offset as the underlying hedged item is recognized in earnings.  The effects of foreign currency fluctuations decreased earnings for the three and six months ended June 30, 2016 by $0.1 billion and $0.3 billion, respectively.

On June 23, 2016, a referendum in the United Kingdom (U.K.) was approved to withdraw from the European Union. The referendum was advisory and the terms of any withdrawal is subject to a negotiation period that could last for two years after the U.K. government initiates the withdrawal process. The approval of the referendum had, and may continue to have, an impact on foreign currency exchange rates, among other things. We actively manage our exposure to the U.K. and do not anticipate a material economic impact from our currency exposure as a result of the recent decision by the U.K. to exit the European Union.

For further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements see Notes 15 and 19 to the consolidated financial statements.

OIL & GAS INDUSTRY

The oil and gas market remains challenging. While oil prices increased in the second quarter of 2016, activity remained subdued with U.S. onshore rig and well counts continuing to decline from both year-end 2015 and 2014 peak levels, and capital expenditures and investment decisions continuing to be delayed. As a result, our Oil & Gas business has experienced declines in orders through the six months ended June 30, 2016 of approximately 39%.

In this difficult market our Oil & Gas business will continue to focus on the items within its control such as cost management and competitiveness. Our restructuring investment will likely increase from $350 million to approximately $500 million to achieve our $800 million cost reduction target, as lower volume will offset some of the realization.
2016 2Q FORM 10-Q 47

CRITICAL ACCOUNTING ESTIMATES

We utilized significant estimates in the preparation of the second quarter financial statements.

Please refer to the Critical Accounting Estimates section within MD&A and Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements of our Form 8-K filed on June 3, 2016 related to the 2015 Annual Report on Form 10-K for a discussion of our accounting policies and the critical accounting estimates we use to: assess the recoverability of assets such as financing receivables and goodwill; determine the fair value of financial assets; and determine our provision for income taxes and recoverability of deferred tax assets.

2016 2Q FORM 10-Q 48

OTHER ITEMS

NEW ACCOUNTING STANDARDS

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016- 02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as either sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we continue to evaluate the effect of the standard on our ongoing financial reporting, we anticipate that the adoption of ASU 2016-02 may materially affect our statement of financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of this standard, with a revised effective date for fiscal years beginning after December 15, 2017. Early adoption is permitted, although not prior to fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. We have not yet selected a transition method or an adoption date. In addition, we are evaluating recently issued guidance on practical expedients as part of our transition decision. Given the complexity of our commercial arrangements, we are continuing to assess the potential effect that the standard is expected to have on our consolidated financial statements. We believe the more significant effects on our existing accounting policies will be associated with our long-term product service agreements and commercial aircraft engine contracts as further discussed below.

For our long-term product service agreements, we expect to continue to recognize revenue over time by applying contract-specific estimated margin rates to incurred costs. The standard provides new guidance in assessing what comprises the distinct service being provided to a customer that may have implications to our existing unit of account and the recognition of contract modifications.

In addition, the revenue for our commercial aircraft engines will be recognized on a point-in-time basis, which is a change from our current long-term contract accounting process of applying contract-specific estimated margin rates to incurred costs.

GE DIGITAL

In late 2015, we created GE Digital, whose activities are focused on assisting in the market development of our digital product offerings through software design, fulfillment and product management, while also interfacing with our customers. Digital revenues include software-enabled product upgrades, internally developed software (including PredixTM) and associated hardware, and software-enabled productivity solutions. These revenues are reported in the financial results of our operating segments.

Digital revenues for the three and six months ended June 30, 2016 were $1.3 billion and $2.4 billion, respectively, compared with $1.2 billion and $2.2 billion for the three and six months ended June 30, 2015, respectively, and were principally reported in our Power and Healthcare segments.
2016 2Q FORM 10-Q 49

SUPPLEMENTAL INFORMATION

FINANCIAL MEASURES THAT SUPPLEMENT U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES MEASURES (NON-GAAP FINANCIAL MEASURES)

We sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered "non-GAAP financial measures" under U.S. Securities and Exchange Commission rules. Specifically, we have referred to:

	Industrial segment organic revenues
	Operating and non-operating pension costs
	Adjusted Corporate costs (operating)
	Industrial operating and GE Capital earnings (loss) from continuing operations and EPS
	Industrial operating + Verticals earnings and EPS
	Industrial operating profit and operating profit margin (excluding certain items)
	Industrial segment operating profit and operating profit margin (excluding Alstom)
	Industrial cash flows from operating activities (Industrial CFOA) and Industrial CFOA excluding taxes related to the Appliances business sale
	Capital ending net investment (ENI), excluding liquidity

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

2016 2Q FORM 10-Q 50

INDUSTRIAL SEGMENT ORGANIC REVENUES

	Three months ended June 30			Six months ended June 30
(Dollars in millions)	2016	2015	V%	2016	2015	V%

Industrial segment revenues (GAAP)	$28,630	$26,826	7%	$54,499	$51,188	6%
Less the effects of:
Acquisitions, business dispositions
(other than dispositions of businesses acquired
for investment) and currency exchange rates	4,185	2,202		6,471	2,743
Industrial segment revenues excluding effects
of acquisitions, business dispositions
(other than dispositions of businesses acquired
for investment) and currency exchange
rates (Industrial segment organic revenues) (Non-GAAP)	$24,445	$24,624	(1)%	$48,028	$48,446	(1)%

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

OPERATING AND NON-OPERATING PENSION COSTS

	Three months ended June 30		Six months ended June 30
(In millions)	2016	2015	2016	2015

Service cost for benefits earned	$291	$367	$606	$728
Prior service cost amortization	76	51	152	103
Curtailment loss (gain)	(1)	-	(1)	71
Operating pension costs (Non-GAAP)	366	418	757	902

Expected return on plan assets	(836)	(827)	(1,670)	(1,652)
Interest cost on benefit obligations	735	696	1,469	1,391
Net actuarial loss amortization	612	820	1,224	1,645
Non-operating pension costs (Non-GAAP)	511	689	1,023	1,384
Total principal pension plans costs (GAAP)	$877	$1,107	$1,780	$2,286

We have provided the operating and non-operating components of cost for our principal pension plans. Operating pension cost comprise the service cost of benefits earned, prior service cost amortization and curtailment loss (gain) for our principal pension plans. Non-operating pension cost comprise the expected return on plan assets, interest cost on benefit obligations and net actuarial loss amortization for our principal pension plans. We believe that the operating components of pension cost better reflects the ongoing service-related cost of providing pension benefits to our employees. We believe that the operating and non-operating components of cost for our principal pension plans, considered along with the corresponding GAAP measure, provide management and investors with additional information for comparison of our pension plan cost and operating results with the pension plan cost and operating results of other companies.
2016 2Q FORM 10-Q 51

ADJUSTED CORPORATE COSTS (OPERATING)

	Three months ended June 30		Six months ended June 30
(In millions)	2016	2015	2016	2015

Total Corporate Items and Eliminations (GAAP)	$974	$(1,185)	$(597)	$(2,876)
Less: non-operating pension cost	(511)	(689)	(1,023)	(1,384)
Total Corporate costs (operating) (Non-GAAP)	$1,485	$(496)	$426	$(1,492)
Less: restructuring other charges against gains and settlement	1,941	100	1,313	(322)
Adjusted total corporate costs (operating) (Non-GAAP)	$(456)	$(596)	$(887)	$(1,170)

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

We also believe that adjusting operating corporate costs to exclude the effects of items that are not closely associated with ongoing corporate operations, such as earnings of previously divested businesses, gains and losses on disposed and held for sale businesses, and restructuring and other charges, provides management and investors with a meaningful measure that increases the period-to-period comparability of our ongoing corporate costs.

INDUSTRIAL OPERATING EARNINGS AND GE CAPITAL EARNINGS (LOSS)
FROM CONTINUING OPERATIONS AND EPS

	Three months ended June 30			Six months ended June 30
(Dollars in millions; except per share amounts)	2016	2015	V%	2016	2015	V%

Consolidated earnings (loss) from continuing operations
attributable to GE common shareowners (GAAP)	$3,281	$1,679	95%	$3,492	$(2,869)	F
Non-operating pension costs (pre-tax)	511	689		1,023	1,384
Tax effect	(179)	(241)		(358)	(484)
Adjustment: non-operating pension costs (net of tax)	332	448		665	900
Operating earnings (loss) (Non-GAAP)	3,613	2,127	70%	4,157	(1,968)	F

Adjustment: GE Capital earnings (loss) from continuing operations
attributable to GE common shareowners	(600)	(493)		(1,492)	(6,215)
Industrial operating earnings (loss) (Non-GAAP)	$4,213	$2,620	61%	$5,649	$4,245	33%

Earnings (loss) per share – diluted(a)
Consolidated EPS from continuing operations attributable to
GE common shareowners (GAAP)	$0.36	$0.17	F	$0.38	$(0.29)	F
Adjustment: non-operating pension costs (net of tax)	0.04	0.04		0.07	0.09
Operating EPS (Non-GAAP)	0.39	0.21	86%	0.45	(0.20)	F
GE Capital EPS from continuing operations attributable to
GE common shareowners	(0.07)	(0.05)	(40)%	(0.16)	(0.62)	74%
Industrial operating EPS (Non-GAAP)	$0.46	$0.26	77%	$0.61	$0.42	45%

(a)	Earnings-per-share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.

Operating earnings (loss) excludes non-service related pension costs of our principal pension plans comprising interest cost, expected return on plan assets and amortization of actuarial gains/losses. The service cost, prior service cost and curtailment loss components of our principal pension plans are included in operating earnings. We believe that these components of pension cost better reflect the ongoing service-related costs of providing pension benefits to our employees. As such, we believe that our measure of operating earnings (loss) provides management and investors with a useful measure of the operational results of our business. Other components of GAAP pension cost are mainly driven by capital allocation decisions and market performance, and we manage these separately from the operational performance of our businesses. Non-operating pension costs are not necessarily indicative of the current or future cash flow requirements related to our pension plan. We also believe that this measure, considered along with the corresponding GAAP measure, provides management and investors with additional information for comparison of our operating results to the operating results of other companies.
2016 2Q FORM 10-Q 52

INDUSTRIAL OPERATING + VERTICALS EARNINGS AND EPS

	Three months ended June 30			Six months ended June 30
(Dollars in millions; except per share amounts)	2016	2015	V%	2016	2015	V%

GE Capital earnings (loss) from continuing operations
attributable to GE common shareowners (GAAP)	$(600)	$(493)	(22)%	$(1,492)	$(6,215)	76%
Adjustment: Verticals earnings(a)	452	531		948	877
GE Capital other continuing earnings (loss) (Non-GAAP)	$(1,051)	$(1,024)	(3)%	(2,440)	(7,092)	66%

Industrial operating earnings (Non-GAAP)	$4,213	$2,620	61%	$5,649	$4,245	33%
Verticals earnings(a)	452	531		948	877
Industrial operating earnings + Verticals earnings (Non-GAAP)	$4,665	$3,151	(48)%	$6,597	$5,123	29%

Earnings (loss) per share - diluted(b)
Industrial operating EPS (Non-GAAP)	$0.46	$0.26	77%	$0.61	$0.42	45%
Adjustment: Verticals EPS	0.05	0.05	-%	0.10	0.09	11%
Industrial operating + Verticals EPS (Non-GAAP)	$0.51	$0.31	65%	$0.71	$0.51	39%

(a)
Verticals include businesses expected to be retained (GECAS, EFS, Industrial Finance, and run-off Insurance), including allocated corporate costs of $25 million after tax in both the three months ended June 30, 2016 and 2015, and $50 million and $83 million after tax in the six months ended June 30, 2016 and 2015, respectively.

(b)	Earnings-per-share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.

As described above, Verticals represents the GE Capital businesses that we expect to retain. We believe that presenting Industrial operating + Verticals earnings-per-share amounts provides management and investors with a useful measure to evaluate the performance of the businesses we expect to retain after the disposition of most of our financial services business.

See below for a graphic presentation of the reconciliation between GAAP EPS from continuing operations to the Industrial operating + Verticals EPS.

INDUSTRIAL OPERATING + VERTICALS EARNINGS AND EPS(a)
	Industrial operating & Verticals $0.51 Non-operating pension & other Capital $(0.15)	Industrial operating & Verticals $0.31 Non-operating pension & other Capital $(0.14)
GAAP Continuing EPS	$0.36	$0.17
	Industrial operating & Verticals $0.71 Non-operating pension & other Capital $(0.33)	Industrial operating & Verticals $0.51 Non-operating pension & other Capital $(0.79)
GAAP Continuing EPS	$0.38	$(0.29)
(a)	Earnings per share amounts are computed independently. As a result, the sum of per share amounts may not equal the total.
2016 2Q FORM 10-Q 53

INDUSTRIAL OPERATING PROFIT AND OPERATING PROFIT MARGIN (EXCLUDING CERTAIN ITEMS)

	Three months ended June 30		Six months ended June 30
(Dollars in millions)	2016	2015	2016	2015

Revenues
GE total revenues and other income (GAAP)	$30,604	$26,578	$55,210	$44,748
Less: GE Capital loss from continuing operations	(600)	(332)	(1,492)	(6,053)
GE revenues and other income excluding GE Capital loss (Industrial revenues)	$31,204	$26,910	$56,702	$50,801

Less: gains	3,129	499	3,188	499
Less: Alstom	3,171	-	5,984	-
Adjusted Industrial revenues (Non-GAAP)	$24,904	$26,411	$47,531	$50,303

Costs
GE total costs and expenses (GAAP)	$26,756	$24,183	$51,069	$46,722
Less: GE interest and other financial charges	567	414	1,007	803
Industrial costs excluding interest and other financial charges	$26,189	$23,769	$50,062	$45,919

Less: Alstom	3,033	-	5,867	-
Less: non-operating pension costs (pre-tax)	511	689	1,023	1,384
Less: restructuring and other charges	1,188	399	1,874	821
Less: noncontrolling interests and 2015 GE Capital preferred stock dividends	82	29	199	155
Adjusted Industrial costs (Non-GAAP)	$21,375	$22,652	$41,099	$43,559

Industrial profit (loss) (GAAP)	$5,015	$3,141	$6,640	$4,882
Industrial margins (GAAP)	16.1%	11.7%	11.7%	9.6%

Industrial operating profit (Non-GAAP)	$3,529	$3,760	$6,432	$6,745
Industrial operating profit margins (Non-GAAP)	14.2%	14.2%	13.5%	13.4%
	.		.

We have presented our Industrial operating profit and operating profit margin excluding gains, non-operating pension costs (pre-tax), restructuring and other, noncontrolling interests, GE Capital preferred stock dividends, as well as the results of Alstom. We believe that Industrial operating profit and operating profit margin adjusted for these items are meaningful measures because they increase the comparability of period-to-period results.

INDUSTRIAL SEGMENT OPERATING PROFIT AND OPERATING PROFIT MARGIN (EXCLUDING ALSTOM)

	Three months ended June 30		Six months ended June 30
(Dollars in millions)	2016	2015	2016	2015

Revenues
Total industrial segment revenues (GAAP)	$28,630	$26,826	$54,499	$51,188
Less: Alstom revenues	3,171	-	5,984	-
Total industrial segment operating revenues excluding Alstom (Non-GAAP)	$25,459	$26,826	$48,515	$51,188

Segment profit (loss)
Total industrial segment operating profit (GAAP)	$4,122	$4,355	$7,437	$7,915
Total industrial segment operating profit margin (GAAP)	14.4%	16.2%	13.6%	15.5%

Less: Alstom profit (loss)	$138	$-	$117	$-
Total industrial segment operating profit excluding Alstom (Non-GAAP)	$3,984	$4,355	$7,319	$7,915
Total industrial segment operating profit margin excluding Alstom (Non-GAAP)	15.6%	16.2%	15.1%	15.5%
	.		.

We have presented our industrial segment operating profit and industrial segment operating profit margin excluding the results of Alstom power and grid. We believe that operating profit and operating profit margin adjusted for the Alstom impacts are meaningful measures because they increase the comparability of period-to-period results.
2016 2Q FORM 10-Q 54

INDUSTRIAL CASH FLOWS FROM OPERATING ACTIVITIES (INDUSTRIAL CFOA)
AND INDUSTRIAL CFOA EXCLUDING TAXES RELATED TO THE APPLIANCES BUSINESS SALE

	Six months ended June 30
(Dollars in millions)	2016	2015	V%

Cash from GE's operating activities (continuing operations), as reported (GAAP)	$10,689	$3,950	F
Adjustments: dividends from GE Capital	11,000	450
Industrial CFOA (Non-GAAP)	$(311)	$3,500	U
Adjustment: taxes related to the Appliances business sale	700	-
Industrial CFOA excluding taxes related to the Appliances business sale (Non-GAAP)	$389	$3,500	U

We define "Industrial CFOA" as GE's cash from operating activities (continuing operations) less the amount of dividends received by GE from GE Capital. This includes the effects of intercompany transactions, including GE customer receivables sold to GE Capital; GE Capital services for trade receivables management and material procurement; buildings and equipment leased by GE from GE Capital; information technology (IT) and other services sold to GE Capital by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GE Capital from third-party producers for lease to others; and various investments, loans and allocations of GE corporate overhead costs.  We believe that investors may find it useful to compare GE's operating cash flows without the effect of GE Capital dividends, since these dividends are not representative of the operating cash flows of our industrial businesses and can vary from period to period based upon the results of the financial services businesses. We also believe that investors may find it useful to compare Industrial CFOA excluding the effects of taxes paid related to the Appliances business sale. Management recognizes that these measures may not be comparable to cash flow results of companies which contain both industrial and financial services businesses, but believes that this comparison is aided by the provision of additional information about the amounts of dividends paid by our financial services business and the separate presentation in our financial statements of the GE Capital cash flows. We believe that our measure of Industrial CFOA and Industrial CFOA excluding Appliances sale-related taxes provides management and investors with useful measures to compare the capacity of our industrial operations to generate operating cash flow with the operating cash flow of other non-financial businesses and companies and as such provides useful measures to supplement the reported GAAP CFOA measure.

CAPITAL ENDING NET INVESTMENT (ENI), EXCLUDING LIQUIDITY

(In billions)	June 30, 2016	June 30, 2015(b)

Financial Services (GE Capital) total assets (GAAP)	$219.4	$463.3
Adjustment deferred income tax	5.2	-
GE Capital total assets	224.6	463.3
Less assets of discontinued operations	49.9	154.9
Less non-interest bearing liabilities	43.9	51.2
Capital ENI (Non-GAAP)	130.8	257.2
Less liquidity(a)	51.4	77.9
Capital ENI, excluding liquidity (Non-GAAP)	$79.3	$179.3
Discontinued operations, excluding liquidity	36.9	129.7
Total ENI (excluding liquidity) including discontinued operations (Non-GAAP)	$116.2	$309.0

(a)	Liquidity includes cash and equivalents and $9.2 billion of high quality investments at June 30, 2016
(b)	As originally reported

We use ENI to measure the size of our Capital segment. We believe that this measure is a useful indicator of the capital (debt or equity) required to fund a business as it adjusts for non-interest bearing current liabilities generated in the normal course of business that do not require a capital outlay. We also believe that by excluding liquidity, we provide a meaningful measure of assets requiring capital to fund our Capital segment as a substantial amount of liquidity resulted from debt issuances to pre-fund future debt maturities and will not be used to fund additional assets. Liquidity consists of cash and equivalents and certain high quality investments. As a general matter, investments included in liquidity are expected to be highly liquid, giving us the ability to readily convert them to cash. Providing this measure will help investors measure how we are performing against our previously communicated goal to reduce the size of our financial services segment.

2016 2Q FORM 10-Q 55

CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

OTHER FINANCIAL DATA

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

				Approximate
				dollar value
			Total number	of shares that
			of shares	may yet be
			purchased	purchased
			as part of	under our
	Total number	Average	our share	share
	of shares	price paid	repurchase	repurchase
Period	purchased(a)	per share	program(b)	program(b)
(Shares in thousands)

2016
April	32,955	$30.85	32,905
May	40,207	$30.00	40,141
June(c)	179,462	$29.92	179,384
Total	252,624	$30.05	252,430	$33.0	billion

(a)	This category included 194 thousand shares repurchased from our various benefit plans.
(b)	Shares were repurchased through the 2015 GE Share Repurchase Program (the Program). As of June 30, 2016, we were authorized to repurchase up to $50 billion of our common stock through 2018 and we had repurchased a total of approximately $17.0 billion under the Program. The Program is flexible and shares will be acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public. The total amount remaining under our share repurchase program excludes an unsettled amount of $0.8 billion under an accelerated share repurchase (ASR) agreement.
(c)	Includes 142,474 thousand shares repurchased at an average price of $29.83 per share pursuant to an ASR agreement.

2016 2Q FORM 10-Q 56

REGULATIONS AND SUPERVISION

As previously discussed, on April 10, 2015, the company announced the GE Capital Exit Plan to reduce the size of its financial services businesses. On March 31, 2016 GE filed its request to the FSOC for rescission of GE Capital's designation as a nonbank SIFI. On June 28, 2016 we received approval of our request to the FSOC for rescission of GE Capital's designation as a nonbank SIFI.

 With the rescission of its designation as a nonbank SIFI, GE Capital's activities are no longer subject to the consolidated supervision of the Federal Reserve or subject to the enhanced prudential standards set forth in the Dodd Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, including minimum regulatory capital and liquidity requirements, submission of annual resolution plans, the Volcker Rule and regulatory reporting requirements.

GE Capital's international operations are consolidated under GE Capital International Holdings Limited, a wholly owned subsidiary of GE Capital. GE Capital International Holdings Limited continues to maintain its own capital structure and is supervised by the U.K. Prudential Regulation Authority (PRA). The PRA's supervision includes capital and liquidity standards that could impact the payment of dividends to GE Capital.

2016 2Q FORM 10-Q 57

LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

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

Four WMC cases are pending in the United States District Court for the District of Minnesota against US Bank National Association (US Bank), one of which was initiated by WMC seeking declaratory judgment. Three of these cases were filed in 2012, and one was filed in 2011. The Minnesota cases involve claims on approximately $800 million of mortgage loans and do not specify the amount of damages sought. On September 8, 2014, US Bank filed a petition for instructions in the administration of trusts in Minnesota state court seeking authorization and instruction for US Bank to implement the terms of a settlement agreement reached with WMC to compromise, settle, and release all claims arising out of the securitizations at issue in these four lawsuits. In February 2015, two bondholders filed objections to the proposed settlement, and in response the court held an evidentiary hearing on February 1, 2016. On July 11, 2016, the court issued an order approving the settlement, and the deadline for the bondholders to file notice of appeal is September 12, 2016. In light of the state court action, the District Court has stayed further proceedings in the four cases.

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

One case is pending against WMC in the United States District Court for the Southern District of New York. The case was initiated by the Federal Housing Finance Agency (FHFA) in the fourth quarter 2012. In the second quarter 2013, Deutsche Bank, in its role as securitization trustee, intervened as a plaintiff and filed a complaint relating to approximately $1,300 million of loans and alleging losses in excess of approximately $100 million. In December 2013, the District Court issued an order denying WMC's motion to dismiss but, on its own motion, ordered re-briefing on several issues raised by WMC's motion to dismiss in February 2015. On July 10, 2015, the District Court entered an order dismissing the lawsuit as time-barred under the applicable statute of limitations. Deutsche Bank filed a notice of appeal from this order of dismissal on August 13, 2015, and the United States Court of Appeals for the Second Circuit heard oral argument on June 10, 2016.

2016 2Q FORM 10-Q 58

The amounts of the claims at issue in these cases (discussed above) reflect the purchase price or unpaid principal balances of the mortgage loans at issue at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. All of the mortgage loans involved in these lawsuits are included in WMC's reported claims at June 30, 2016. See Note 2 to the consolidated financial statements for additional information.

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
2016 2Q FORM 10-Q 59

[PAGE INTENTIONALLY LEFT BLANK]
2016 2Q FORM 10-Q 60

FINANCIAL STATEMENTS AND NOTES

Statement of Earnings (Loss)		62
Consolidated Statement of Comprehensive Income (Loss)		66
Consolidated Statement of Changes in Shareowners' Equity		67
Statement of Financial Position		68
Statement of Cash Flows		70
Notes to Consolidated Financial Statements
1	Basis of Presentation and Summary of Significant Accounting Policies	72
2	Businesses Held for Sale and Discontinued Operations	73
3	Investment Securities	78
4	Inventories	81
5	GE Capital Financing Receivables and Allowance for Losses on Financing Receivables	81
6	Property, Plant and Equipment	82
7	Acquisitions, Goodwill and Other Intangible Assets	82
8	Contract Assets	85
9	Borrowings	86
10	Postretirement Benefit Plans	88
11	Income Taxes	89
12	Shareowners' Equity	90
13	Earnings Per Share Information	94
14	Fair Value Measurements	96
15	Financial Instruments	101
16	Variable Interest Entities	107
17	Intercompany Transactions	109
18	Guarantor Financial Information	110
19	Supplemental Information	116

2016 2Q FORM 10-Q 61

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)
	Three months ended June 30
	General Electric Company
	and consolidated affiliates
(In millions; per-share amounts in dollars)	2016	2015

Revenues and other income
Sales of goods	$18,865	$18,543
Sales of services	9,163	7,513
Other income	3,150	780
GE Capital earnings (loss) from continuing operations	-	-
GE Capital revenues from services	2,316	2,390
Total revenues and other income	33,494	29,226

Costs and expenses
Cost of goods sold	15,690	15,029
Cost of services sold	6,693	5,543
Selling, general and administrative expenses	4,883	4,385
Interest and other financial charges	1,326	713
Investment contracts, insurance losses and
insurance annuity benefits	776	657
Other costs and expenses	303	287
Total costs and expenses	29,670	26,614

Earnings (loss) from continuing operations before income taxes	3,824	2,612
Benefit (provision) for income taxes	(479)	(799)
Earnings (loss) from continuing operations	3,345	1,813
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(541)	(2,947)
Net earnings (loss)	2,804	(1,134)
Less net earnings (loss) attributable to noncontrolling interests	(86)	225
Net earnings (loss) attributable to the Company	2,890	(1,360)
Preferred stock dividends	(152)	-
Net earnings (loss) attributable to GE common shareowners	$2,738	$(1,360)

Amounts attributable to GE common shareowners
Earnings (loss) from continuing operations	$3,345	$1,813
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(89)	133
Earnings (loss) from continuing operations attributable to the Company	3,433	1,679
Preferred stock dividends	(152)	-
Earnings (loss) from continuing operations attributable
to GE common shareowners	3,281	1,679
Earnings (loss) from discontinued operations, net of taxes	(541)	(2,947)
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	3	92
Net earnings (loss) attributable to GE common shareowners	$2,738	$(1,360)

Per-share amounts (Note 13)
Earnings (loss) from continuing operations
Diluted earnings (loss) per share	$0.36	$0.17
Basic earnings (loss) per share	$0.36	$0.17

Net earnings (loss)
Diluted earnings (loss) per share	$0.30	$(0.13)
Basic earnings (loss) per share	$0.30	$(0.13)

Dividends declared per common share	$0.23	$0.23

Amounts may not add due to rounding.
See Note 3 for other-than-temporary impairment amounts on investment securities.

See accompanying notes.

2016 2Q FORM 10-Q 62

STATEMENT OF EARNINGS (LOSS) (CONTINUED)
(UNAUDITED)

	Three months ended June 30
	GE(a)		Financial Services (GE Capital)
(In millions; per-share amounts in dollars)	2016	2015	2016	2015

Revenues and other income
Sales of goods	$18,912	$18,549	$29	$22
Sales of services	9,238	7,592	-	-
Other income	3,054	769	-	-
GE Capital earnings (loss) from continuing operations	(600)	(332)	-	-
GE Capital revenues from services	-	-	2,742	2,668
Total revenues and other income	30,604	26,578	2,771	2,690

Costs and expenses
Cost of goods sold(b)	15,742	15,035	24	22
Cost of services sold(b)	6,216	5,073	552	550
Selling, general and administrative expenses	4,231	3,661	733	806
Interest and other financial charges	567	414	958	423
Investment contracts, insurance losses and
insurance annuity benefits	-	-	815	706
Other costs and expenses	-	-	313	300
Total costs and expenses	26,756	24,183	3,394	2,805

Earnings (loss) from continuing operations before income taxes	3,847	2,395	(623)	(115)
Benefit (provision) for income taxes	(648)	(583)	168	(216)
Earnings (loss) from continuing operations	3,200	1,811	(454)	(331)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(544)	(3,039)	(541)	(2,944)
Net earnings (loss)	2,656	(1,227)	(995)	(3,275)
Less net earnings (loss) attributable to noncontrolling interests	(82)	132	(4)	93
Net earnings (loss) attributable to the Company	2,738	(1,360)	(991)	(3,368)
Preferred stock dividends	-	-	(152)	(161)
Net earnings (loss) attributable to GE common shareowners	$2,738	$(1,360)	$(1,143)	$(3,529)

Amounts attributable to GE common shareowners:
Earnings (loss) from continuing operations	$3,200	$1,811	$(454)	$(331)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(82)	132	(7)	1
Earnings (loss) from continuing operations attributable to the Company	3,281	1,679	(448)	(332)
Preferred stock dividends	-	-	(152)	(161)
Earnings (loss) from continuing operations attributable
to GE common shareowners	3,281	1,679	(600)	(493)
Earnings (loss) from discontinued operations, net of taxes	(544)	(3,039)	(541)	(2,944)
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	-	-	3	92
Net earnings (loss) attributable to GE common shareowners	$2,738	$(1,360)	$(1,143)	$(3,529)

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.
(b)
Includes revisions to previously reported amounts, which increased GE cost of goods sold and decreased GE cost of services sold by $728 million and $1,129 million for the three and six months ended June 30, 2015, respectively.

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
2016 2Q FORM 10-Q 63

STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)
	Six months ended June 30
	General Electric Company
	and consolidated affiliates
(In millions; per-share amounts in dollars)	2016	2015

Revenues and other income
Sales of goods	$36,073	$35,143
Sales of services	17,269	14,596
Other income	3,158	922
GE Capital earnings (loss) from continuing operations	-	-
GE Capital revenues from services	4,838	4,804
Total revenues and other income	61,339	55,466

Costs and expenses
Cost of goods sold	30,278	28,550
Cost of services sold	12,466	10,705
Selling, general and administrative expenses	9,491	8,800
Interest and other financial charges	3,062	1,331
Investment contracts, insurance losses and
insurance annuity benefits	1,417	1,270
Other costs and expenses	562	578
Total costs and expenses	57,276	51,233

Earnings (loss) from continuing operations before income taxes	4,063	4,233
Benefit (provision) for income taxes	(340)	(7,093)
Earnings (loss) from continuing operations	3,723	(2,860)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(849)	(11,883)
Net earnings (loss)	2,874	(14,743)
Less net earnings (loss) attributable to noncontrolling interests	(207)	190
Net earnings (loss) attributable to the Company	3,081	(14,933)
Preferred stock dividends	(441)	-
Net earnings (loss) attributable to GE common shareowners	$2,639	$(14,933)

Amounts attributable to GE common shareowners
Earnings (loss) from continuing operations	$3,723	$(2,860)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(210)	9
Earnings (loss) from continuing operations attributable to the Company	3,933	(2,869)
Preferred stock dividends	(441)	-
Earnings (loss) from continuing operations attributable
to GE common shareowners	3,492	(2,869)
Earnings (loss) from discontinued operations, net of taxes	(849)	(11,883)
Less net earnings (loss) attributable to noncontrolling interests,
discontinued operations	3	181
Net earnings (loss) attributable to GE common shareowners	$2,639	$(14,933)

Per-share amounts (Note 13)
Earnings (loss) from continuing operations
Diluted earnings (loss) per share	$0.38	$(0.29)
Basic earnings (loss) per share	$0.38	$(0.29)

Net earnings (loss)
Diluted earnings (loss) per share	$0.28	$(1.48)
Basic earnings (loss) per share	$0.29	$(1.48)

Dividends declared per common share	$0.46	$0.46

Amounts may not add due to rounding.
See Note 3 for other-than-temporary impairment amounts on investment securities.

See accompanying notes.

2016 2Q FORM 10-Q 64

STATEMENT OF EARNINGS (LOSS) (CONTINUED)
(UNAUDITED)

	Six months ended June 30
	GE(a)		Financial Services (GE Capital)
(In millions; per-share amounts in dollars)	2016	2015	2016	2015

Revenues and other income
Sales of goods	$36,124	$35,197	$54	$43
Sales of services	17,432	14,784	-	-
Other income	3,146	822	-	-
GE Capital earnings (loss) from continuing operations	(1,492)	(6,053)	-	-
GE Capital revenues from services	-	-	5,602	5,513
Total revenues and other income	55,210	44,748	5,656	5,556

Costs and expenses
Cost of goods sold(b)	30,339	28,606	44	40
Cost of services sold(b)	11,509	9,827	1,120	1,066
Selling, general and administrative expenses	8,214	7,486	1,607	1,597
Interest and other financial charges	1,007	803	2,389	762
Investment contracts, insurance losses and
insurance annuity benefits	-	-	1,486	1,347
Other costs and expenses	-	-	581	590
Total costs and expenses	51,069	46,722	7,227	5,402

Earnings (loss) from continuing operations before income taxes	4,141	(1,974)	(1,571)	153
Benefit (provision) for income taxes	(849)	(890)	509	(6,203)
Earnings (loss) from continuing operations	3,292	(2,864)	(1,062)	(6,050)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(852)	(12,064)	(849)	(11,879)
Net earnings (loss)	2,440	(14,927)	(1,911)	(17,929)
Less net earnings (loss) attributable to noncontrolling interests	(199)	6	(8)	184
Net earnings (loss) attributable to the Company	2,639	(14,933)	(1,903)	(18,113)
Preferred stock dividends	-	-	(441)	(161)
Net earnings (loss) attributable to GE common shareowners	$2,639	$(14,933)	$(2,344)	$(18,274)

Amounts attributable to GE common shareowners:
Earnings (loss) from continuing operations	$3,292	$(2,864)	$(1,062)	$(6,050)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(199)	6	(11)	3
Earnings (loss) from continuing operations attributable to the Company	3,492	(2,869)	(1,051)	(6,053)
Preferred stock dividends	-	-	(441)	(161)
Earnings (loss) from continuing operations attributable
to GE common shareowners	3,492	(2,869)	(1,492)	(6,215)
Earnings (loss) from discontinued operations, net of taxes	(852)	(12,064)	(849)	(11,879)
Less net earnings (loss) attributable to noncontrolling interests,
discontinued operations	-	-	3	181
Net earnings (loss) attributable to GE common shareowners	$2,639	$(14,933)	$(2,344)	$(18,274)

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.
(b)
Includes revisions to previously reported amounts, which increased GE cost of goods sold and decreased GE cost of services sold by $728 million and $1,129 million for the three and six months ended June 30, 2015, respectively.

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

2016 2Q FORM 10-Q 65

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended June 30		Six months ended June 30
(In millions)	2016	2015	2016	2015

Net earnings (loss)	$2,804	$(1,134)	$2,874	$(14,743)
Less net earnings (loss) attributable to noncontrolling interests	(86)	225	(207)	190
Net earnings (loss) attributable to the Company	$2,890	$(1,360)	$3,081	$(14,933)

Other comprehensive income (loss)
Investment securities	$397	$(682)	$617	$(449)
Currency translation adjustments	55	1,815	57	(3,521)
Cash flow hedges	(25)	86	30	40
Benefit plans	382	2,951	933	3,860
Other comprehensive income (loss)	810	4,170	1,636	(70)
Less other comprehensive income (loss)
attributable to noncontrolling interests	3	12	6	(36)
Other comprehensive income (loss) attributable to the Company	$807	$4,158	$1,631	$(34)

Comprehensive income (loss)	$3,614	$3,035	$4,510	$(14,813)
Less comprehensive income (loss) attributable to noncontrolling interests	(82)	237	(201)	154
Comprehensive income (loss) attributable to the Company	$3,696	$2,798	$4,711	$(14,967)

Amounts may not add due to rounding.

Amounts presented net of taxes. See Note 12 for further information about other comprehensive income (loss) and noncontrolling interests.

See accompanying notes.
2016 2Q FORM 10-Q 66

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY
(UNAUDITED)

	Six months ended June 30
(In millions)	2016	2015

Shareowners' equity balance at January 1	$98,274	$128,159
Net earnings (loss) attributable to the Company	3,081	(14,933)
Dividends and other transactions with shareowners	(4,680)	(4,644)
Redemption value adjustment for redeemable noncontrolling interests	(110)	(1)
Other comprehensive income (loss) attributable to the Company	1,631	(34)
Net sales (purchases) of shares for treasury	(12,585)	1,042
Changes in other capital	(618)	(86)
Ending balance at June 30	84,991	109,503
Noncontrolling interests	1,693	8,776
Total equity balance at June 30	$86,684	$118,279

Amounts may not add due to rounding.

See Note 12 for further information about changes in shareowners' equity.

See accompanying notes.

2016 2Q FORM 10-Q 67

STATEMENT OF FINANCIAL POSITION
	General Electric Company
	and consolidated affiliates
(In millions, except share amounts)	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and equivalents	$52,123	$70,483
Investment securities (Note 3)	39,720	31,973
Current receivables	25,128	27,022
Inventories (Note 4)	24,723	22,515
Financing receivables – net (Note 5)	12,001	12,052
Other GE Capital receivables	6,684	6,782
Property, plant and equipment – net (Note 6)	50,436	54,095
Receivable from GE Capital (debt assumption)	-	-
Investment in GE Capital	-	-
Goodwill (Note 7)	67,097	65,526
Other intangible assets – net (Note 7)	16,650	17,797
Contract assets (Note 8)	23,458	21,156
All other assets	31,274	36,797
Deferred income taxes (Note 11)	2,242	3,105
Assets of businesses held for sale (Note 2)	59	2,818
Assets of discontinued operations (Note 2)	49,865	120,951
Total assets(a)	$401,461	$493,071

Liabilities and equity
Short-term borrowings (Note 9)	$31,927	$49,860
Accounts payable, principally trade accounts	13,115	13,680
Progress collections and price adjustments accrued	16,218	15,776
Dividends payable	2,105	2,167
Other GE current liabilities	20,420	23,597
Non-recourse borrowings of consolidated securitization entities (Note 9)	2,005	3,083
Long-term borrowings (Note 9)	122,504	144,659
Investment contracts, insurance liabilities and insurance annuity benefits	27,056	25,692
Non-current compensation and benefits	40,445	40,487
All other liabilities	21,475	23,611
Liabilities of businesses held for sale (Note 2)	56	861
Liabilities of discontinued operations (Note 2)	14,384	46,487
Total liabilities(a)	311,708	389,961

Redeemable noncontrolling interests (Note 12)	3,070	2,972

Preferred stock (5,944,250 shares outstanding at both June 30, 2016
and December 31, 2015)	6	6
Common stock (8,961,233,000 and 9,379,288,000 shares outstanding
at June 30, 2016 and December 31, 2015, respectively)	702	702
Accumulated other comprehensive income (loss) – net attributable to GE(b)
Investment securities	1,077	460
Currency translation adjustments	(5,448)	(5,499)
Cash flow hedges	(51)	(80)
Benefit plans	(10,476)	(11,410)
Other capital	36,995	37,613
Retained earnings	138,310	140,020
Less common stock held in treasury	(76,124)	(63,539)
Total GE shareowners' equity	84,991	98,274
Noncontrolling interests(c) (Note 12)	1,693	1,864
Total equity (Note 12)	86,684	100,138
Total liabilities, redeemable noncontrolling interests and equity	$401,461	$493,071

(a)	Our consolidated assets at June 30, 2016 included total assets of $7,651 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets included current receivables and net financing receivables of $4,368 million and investment securities of $1,516 million within continuing operations and assets of discontinued operations of $464 million. Our consolidated liabilities at June 30, 2016 included liabilities of certain VIEs for which the VIE creditors do not have recourse to GE. These liabilities included non-recourse borrowings of consolidated securitization entities (CSEs) of $2,005 million within continuing operations and non-recourse borrowings of CSEs within discontinued operations of $40 million. See Note 16.
(b)	The sum of accumulated other comprehensive income (loss) (AOCI) attributable to the Company was $(14,898) million and $(16,529) million at June 30, 2016 and December 31, 2015, respectively.

(c)	Included AOCI attributable to noncontrolling interests of $(259) million and $(264) million at June 30, 2016 and December 31, 2015, respectively.

Amounts may not add due to rounding.

See accompanying notes.

2016 2Q FORM 10-Q 68

STATEMENT OF FINANCIAL POSITION (CONTINUED)

	GE(a)		Financial Services (GE Capital)
(In millions, except share amounts)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(Unaudited)		(Unaudited)
Assets
Cash and equivalents	$9,931	$10,372	$42,192	$60,111
Investment securities (Note 3)	110	151	39,615	31,827
Current receivables	13,992	14,707	-	-
Inventories (Note 4)	24,652	22,449	71	66
Financing receivables - net (Note 5)	-	-	23,998	25,003
Other GE Capital receivables	-	-	14,544	15,455
Property, plant and equipment – net (Note 6)	19,540	20,145	31,628	34,781
Receivable from GE Capital (debt assumption)(b)	65,186	84,704	-	-
Investment in GE Capital	33,837	46,227	-	-
Goodwill (Note 7)	64,727	63,157	2,370	2,370
Other intangible assets – net (Note 7)	16,294	17,365	356	435
Contract assets (Note 8)	23,458	21,156	-	-
All other assets	12,569	12,813	19,930	25,081
Deferred income taxes (Note 11)	7,451	7,666	(5,208)	(4,561)
Assets of businesses held for sale (Note 2)	59	2,818	-	-
Assets of discontinued operations (Note 2)	9	9	49,856	120,942
Total assets	$291,814	$323,737	$219,352	$311,508

Liabilities and equity
Short-term borrowings (Note 9)(b)	$19,384	$19,792	$24,683	$48,617
Accounts payable, principally trade accounts	18,103	19,250	1,853	1,745
Progress collections and price adjustments accrued	16,218	15,776	-	-
Dividends payable	2,105	2,167	-	-
Other GE current liabilities	20,420	23,595	-	-
Non-recourse borrowings of consolidated securitization entities (Note 9)	-	-	2,005	3,083
Long-term borrowings (Note9)(b)	70,134	83,309	106,636	128,478
Investment contracts, insurance liabilities and insurance annuity benefits	-	-	27,619	26,155
Non-current compensation and benefits	39,450	39,472	985	1,006
All other liabilities	16,514	16,217	7,028	9,351
Liabilities of businesses held for sale (Note 2)	56	1,409	-	-
Liabilities of discontinued operations (Note 2)	129	128	14,255	46,359
Total liabilities	202,511	221,115	185,064	264,795

Redeemable noncontrolling interests (Note 12)	3,070	2,972	-	-

Preferred stock (5,944,250 shares outstanding at both June 30, 2016
and December 31, 2015)	6	6	6	6
Common stock (8,961,233,000 and 9,379,288,000 shares outstanding
at June 30, 2016 and December 31, 2015, respectively)	702	702	-	-
Accumulated other comprehensive income (loss) - net attributable to GE
Investment securities	1,077	460	1,077	456
Currency translation adjustments	(5,448)	(5,499)	(923)	(898)
Cash flow hedges	(51)	(80)	(37)	(112)
Benefit plans	(10,476)	(11,410)	(530)	(540)
Other capital	36,995	37,613	12,602	12,326
Retained earnings	138,310	140,020	21,642	34,988
Less common stock held in treasury	(76,124)	(63,539)	-	-
Total GE shareowners' equity	84,991	98,274	33,837	46,227
Noncontrolling interests (Note 12)	1,242	1,378	451	486
Total equity (Notes 12)	86,233	99,651	34,288	46,713
Total liabilities, redeemable noncontrolling interests and equity	$291,814	$323,737	$219,352	$311,508

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.
(b)
On December 2, 2015, senior unsecured notes and commercial paper was assumed by GE upon its merger with GE Capital resulting in an intercompany payable to GE. The short-term borrowings were $11,040 million (which includes an offset of $5,002 million short-term loan from GE Capital to GE) and $17,642 million and the long-term borrowings were $54,146 million and $67,062 million at June 30, 2016 and December 31, 2015, respectively. See Note 9 for additional information.

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

2016 2Q FORM 10-Q 69

STATEMENT OF CASH FLOWS
(UNAUDITED)
	Six months ended June 30
	General Electric Company
	and consolidated affiliates
(In millions)	2016	2015

Cash flows – operating activities
Net earnings (loss)	$2,874	$(14,743)
Less net earnings (loss) attributable to noncontrolling interests	(207)	190
Net earnings (loss) attributable to the Company	3,081	(14,933)
(Earnings) loss from discontinued operations	849	11,883
Adjustments to reconcile net earnings (loss) attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	2,505	2,289
(Earnings) loss from continuing operations retained by GE Capital	-	-
Deferred income taxes	652	2,310
Decrease (increase) in GE current receivables	1,879	1,603
Decrease (increase) in inventories	(2,629)	(1,149)
Increase (decrease) in accounts payable	132	767
Increase (decrease) in GE progress collections	510	(1,076)
All other operating activities	(5,043)	1,238
Cash from (used for) operating activities – continuing operations	1,936	2,932
Cash from (used for) operating activities – discontinued operations	(4,849)	9,454
Cash from (used for) operating activities	(2,913)	12,385

Cash flows – investing activities
Additions to property, plant and equipment	(3,052)	(3,223)
Dispositions of property, plant and equipment	1,222	1,281
Net decrease (increase) in GE Capital financing receivables	(1,146)	437
Proceeds from sale of discontinued operations	42,874	17,528
Proceeds from principal business dispositions	5,609	222
Net cash from (payments for) principal businesses purchased	(206)	(1,723)
All other investing activities	(2,887)	10,233
Cash from (used for) investing activities – continuing operations	42,414	24,756
Cash from (used for) investing activities – discontinued operations	(10,646)	(8,209)
Cash from (used for) investing activities	31,768	16,547

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	758	(2,072)
Newly issued debt (maturities longer than 90 days)	855	13,136
Repayments and other debt reductions (maturities longer than 90 days)	(45,467)	(23,238)
Net dispositions (purchases) of GE shares for treasury	(14,292)	499
Dividends paid to shareowners	(4,508)	(4,635)
All other financing activities	(31)	(159)
Cash from (used for) financing activities – continuing operations	(62,685)	(16,470)
Cash from (used for) financing activities – discontinued operations	(711)	(2,240)
Cash from (used for) financing activities	(63,396)	(18,710)
Effect of currency exchange rate changes on cash and equivalents	(24)	(2,887)
Increase (decrease) in cash and equivalents	(34,565)	7,336
Cash and equivalents at beginning of year	90,878	91,017
Cash and equivalents at June 30	56,313	98,353
Less cash and equivalents of discontinued operations at June 30	4,190	19,992
Cash and equivalents of continuing operations at June 30	$52,123	$78,360

Amounts may not add due to rounding.
See accompanying notes.

2016 2Q FORM 10-Q 70

STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six months ended June 30
	GE(a)		Financial Services (GE Capital)
(In millions)	2016	2015	2016	2015

Cash flows – operating activities
Net earnings (loss)	$2,440	$(14,927)	$(1,911)	$(17,929)
Less net earnings (loss) attributable to noncontrolling interests	(199)	6	(8)	184
Net earnings (loss) attributable to the Company	2,639	(14,933)	(1,903)	(18,113)
(Earnings) loss from discontinued operations	852	12,064	849	11,879
Adjustments to reconcile net earnings (loss) attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	1,300	1,157	1,191	1,142
(Earnings) loss from continuing operations retained by GE Capital(b)	12,496	6,685	-	-
Deferred income taxes	273	(102)	379	2,412
Decrease (increase) in GE current receivables	280	(44)	-	-
Decrease (increase) in inventories	(2,623)	(1,135)	6	3
Increase (decrease) in accounts payable	(30)	219	10	338
Increase (decrease) in GE progress collections	510	(1,089)	-	-
All other operating activities	(5,009)	1,127	(91)	218
Cash from (used for) operating activities – continuing operations	10,689	3,950	440	(2,122)
Cash from (used for) operating activities – discontinued operations	-	(11)	(4,848)	9,465
Cash from (used for) operating activities	10,689	3,939	(4,408)	7,343

Cash flows – investing activities
Additions to property, plant and equipment	(1,940)	(1,889)	(1,264)	(1,680)
Dispositions of property, plant and equipment	539	376	865	1,090
Net decrease (increase) in GE Capital financing receivables	-	-	1,191	1,827
Proceeds from sale of discontinued operations	-	-	42,874	17,528
Proceeds from principal business dispositions	4,836	222	-	-
Net cash from (payments for) principal businesses purchased	(206)	(46)	-	(1,677)
All other investing activities	(1,054)	(783)	(6,345)	11,636
Cash from (used for) investing activities – continuing operations	2,175	(2,119)	37,321	28,724
Cash from (used for) investing activities – discontinued operations	-	10	(10,646)	(8,219)
Cash from (used for) investing activities	2,175	(2,110)	26,675	20,505

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	601	248	31	(2,614)
Newly issued debt (maturities longer than 90 days)	5,126	3,654	715	9,482
Repayments and other debt reductions (maturities longer than 90 days)	(179)	(128)	(45,288)	(23,111)
Net dispositions (purchases) of GE shares for treasury	(14,292)	499	-	-
Dividends paid to shareowners	(4,324)	(4,634)	(11,184)	(611)
All other financing activities	(108)	190	(57)	(189)
Cash from (used for) financing activities – continuing operations	(13,177)	(171)	(55,783)	(17,043)
Cash from (used for) financing activities – discontinued operations	-	-	(711)	(2,240)
Cash from (used for) financing activities	(13,177)	(171)	(56,494)	(19,283)
Effect of currency exchange rate changes on cash and equivalents	(127)	(553)	103	(2,334)
Increase (decrease) in cash and equivalents	(440)	1,106	(34,124)	6,231
Cash and equivalents at beginning of year	10,372	15,916	80,506	75,100
Cash and equivalents at June 30	9,931	17,022	46,382	81,331
Less cash and equivalents of discontinued operations at June 30	-	-	4,190	19,992
Cash and equivalents of continuing operations at June 30	$9,931	$17,022	$42,192	$61,339

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis.

(b)	Represents GE Capital earnings/loss from continuing operations attributable to the Company, net of GE Capital dividends paid to GE.

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

2016 2Q FORM 10-Q 71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements represent the consolidation of General Electric Company (the Company) and all companies that we directly or indirectly control, either through majority ownership or otherwise. See Note 1 to the consolidated financial statements in our Form 8-K filed on June 3, 2016 related to the Annual Report on Form 10-K for the year ended December 31, 2015 that discusses our consolidation and financial statement presentation. As used in this report on Form 10-Q (Report), "GE" represents the adding together of all affiliated companies except other than GE Capital (GE Capital or Financial Services), whose continuing operations are presented on a one-line basis; GE Capital consists of General Capital Global Holdings, LLC (GECGH) and all of its affiliates; and "Consolidated" represents the adding together of GE and GE Capital with the effects of transactions between the two eliminated. Unless otherwise indicated, we refer to the caption revenues and other income simply as "revenues" throughout this Form 10-Q.

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

ACCOUNTING CHANGES

On January 1, 2016, we adopted ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminated the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. See Note 7 for further discussion of the purchase accounting effects of recent acquisitions.

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

2016 2Q FORM 10-Q 72

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

ACCELERATED SHARE REPURCHASE AGREEMENTS

During 2016, we entered into accelerated share repurchase (ASR) agreements to repurchase shares of GE common stock. Under an ASR agreement, the Company pays a specified amount to a financial institution and receives an initial delivery of shares based on the terms of the agreement. Upon settlement of the agreement, the financial institution delivers additional shares, or the Company returns shares, with the final net number of shares calculated based on the volume-weighted average price of GE common stock over the term of the agreement, less an agreed upon discount. When certain conditions are met, the transaction is accounted for as an equity transaction and the shares are included in treasury stock when received, at which time there is an immediate reduction in the weighted- average number of common shares used in calculating earnings per share. See Note 12 for additional information.

NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

On January 15, 2016, we announced the signing of an agreement to sell our Appliances business to Qingdao Haier Co., Ltd. (Haier). On June 6, 2016, we completed the sale for proceeds of $5,568 million and recognized an after-tax gain of $1,834 million in the second quarter.

On March 30, 2016, we announced an agreement to sell GE Asset Management (GEAM), GE's asset management arm with assets under management of approximately $100 billion, to State Street Corporation. On July 1, 2016, we completed the sale for proceeds of $436 million. Net sale proceeds associated with U.S. pension plans will be deposited into the GE Pension Trust, increasing trust assets used to pay GE pension plan benefits. There is a potential to realize up to $48 million in additional proceeds if the management of assets for more pension plans transfers to the buyer.

FINANCIAL INFORMATION FOR ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

(In millions)	June 30, 2016	December 31, 2015

Assets
Current receivables	$35	$79	(a)
Inventories	-	583
Property, plant, and equipment – net	12	1,208
Goodwill	-	370
Other intangible assets – net	6	162
Other	6	416
Assets of businesses held for sale	$59	$2,818

Liabilities
Accounts payable	$6	$503	(a)
Other current liabilities	32	325
Other	17	33
Liabilities of businesses held for sale	$56	$861

(a)	Certain transactions at our Appliances business were made on an arms-length basis with GE Capital, consisting primarily of GE customer receivables sold to GE Capital and GE Capital services for material procurement. These intercompany balances included within our held for sale businesses are reported in the GE and GE Capital columns of our financial statements, but are eliminated in deriving our consolidated financial statements.

2016 2Q FORM 10-Q 73

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

At June 30, 2016, indemnifications amounted to $1,492 million, for which we have recognized related liabilities of $163 million. In addition, we provided $111 million of credit support, the vast majority on behalf of certain commercial customers aligned with signed disposal transactions scheduled to close in 2016, and recognized an insignificant liability at June 30, 2016.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS

	Three months ended June 30		Six months ended June 30
(In millions)	2016	2015	2016	2015

Operations
Total revenues and other income (loss)	$568	$6,829	$1,861	$12,289

Earnings (loss) from discontinued operations before income taxes	$(240)	$1,950	$(160)	$(2,743)
Benefit (provision) for income taxes	170	(493)	182	442
Earnings (loss) from discontinued operations, net of taxes	$(70)	$1,457	$22	$(2,301)

Disposal
Gain (loss) on disposal before income taxes	$(295)	$(3,384)	$(540)	$(7,036)
Benefit (provision) for income taxes	(177)	(1,021)	(331)	(2,546)
Gain (loss) on disposal, net of taxes	$(472)	$(4,405)	$(871)	$(9,582)

Earnings (loss) from discontinued operations, net of taxes(a)(b)	$(541)	$(2,947)	$(849)	$(11,883)

(a)	The sum of GE industrial earnings (loss) from discontinued operations, net of taxes, and GE Capital earnings (loss) from discontinued operations, net of taxes, after adjusting for earnings (loss) attributable to noncontrolling interests related to discontinued operations, is reported within GE industrial earnings (loss) from discontinued operations, net of taxes, on the Consolidated Statement of Earnings (Loss).
(b)	Earnings (loss) from discontinued operations attributable to the Company, before income taxes, was $(537) million and $(1,525) million for the three months ended June 30, 2016 and 2015, respectively, and $(703) million and $(9,960) million for the six months ended June 30, 2016 and 2015, respectively.

(In millions)	June 30, 2016	December 31, 2015

Assets
Cash and equivalents	$4,190	$20,395
Investment securities	6,141	8,478
Financing receivables – net	1,994	3,205
Other receivables	881	1,221
Property, plant and equipment – net	845	7,537
Goodwill	1,591	7,764
Other intangible assets - net	34	80
Deferred income taxes	2,101	2,447
Financing receivables held for sale	31,106	69,847
Valuation allowance on disposal group classified as discontinued operations	(3,062)	(6,374)
Other	4,044	6,350
Assets of discontinued operations	$49,865	$120,951

Liabilities
Short-term borrowings	$609	$739
Accounts payable	1,352	2,870
Non-recourse borrowings	40	3,994
Bank deposits	4,545	25,613
Long-term borrowings	558	730
All other liabilities	6,983	11,053
Deferred income taxes	248	1,437
Other	49	52
Liabilities of discontinued operations	$14,384	$46,487
2016 2Q FORM 10-Q 74

CONSUMER

In connection with the GE Capital Exit Plan, we announced the planned disposition of our Consumer business and classified the business as discontinued operations. We closed certain of our Consumer business dispositions (including the split-off of Synchrony Financial) in 2015. We expect to dispose of substantially all of the remaining Consumer business in 2016.

FINANCIAL INFORMATION FOR CONSUMER

	Three months ended June 30		Six months ended June 30
(In millions)	2016	2015	2016	2015

Operations
Total revenues and other income (loss)	$258	$3,527	$685	$5,585

Interest	$(46)	$(573)	$(97)	$(1,184)
Selling, general, and administrative expenses	(158)	(1,104)	(335)	(2,172)
Cost of services sold	-	-	-	-
Provision for losses on financing receivables	-	(761)	-	(3,869)
Investment contracts, insurance losses and insurance annuity benefits	(1)	(4)	(1)	(6)
Other costs and expenses	(62)	(114)	(64)	(240)
Earnings (loss) from discontinued operations, before income taxes	(9)	971	188	(1,886)
Benefit (provision) for income taxes	-	(168)	(101)	(8)
Earnings (loss) from discontinued operations, net of taxes	$(9)	$803	$87	$(1,894)

Disposal
Gain (loss) on disposal before income taxes	$164	$-	$153	$-
Benefit (provision) for income taxes	(164)	-	(240)	-
Gain (loss) on disposal, net of taxes	$-	$-	$(87)	$-

Earnings (loss) from discontinued operations, net of taxes(a)	$(9)	$803	$-	$(1,894)

(a)	Earnings (loss) from discontinued operations attributable to the Company, before income taxes, was $153 million and $882 million for the three months ended June 30, 2016 and 2015, respectively, and $339 million and $(2,062) million for the six months ended June 30, 2016 and 2015, respectively.

COMMERCIAL LENDING AND LEASING

In connection with the GE Capital Exit Plan, we announced the planned disposition of most of our CLL business and classified this portion of the business as discontinued operations. We closed certain of our CLL business dispositions in 2015. We expect to dispose of substantially all of the remaining CLL business in 2016.

FINANCIAL INFORMATION FOR COMMERCIAL LENDING AND LEASING

	Three months ended June 30		Six months ended June 30
(In millions)	2016	2015	2016	2015

Operations
Total revenues and other income (loss)	$314	$3,070	$1,201	$5,973

Interest	$(126)	$(641)	$(403)	$(1,343)
Selling, general and administrative expenses	(421)	(1,046)	(1,046)	(1,942)
Cost of services sold	-	(403)	-	(1,735)
Provision for losses on financing receivables	-	(13)	(3)	(1,757)
Other costs and expenses	(23)	1	(15)	(96)
Earnings (loss) from discontinued operations, before income taxes	(256)	967	(265)	(900)
Benefit (provision) for income taxes	140	(309)	214	315
Earnings (loss) from discontinued operations, net of taxes	$(116)	$658	$(51)	$(585)

Disposal
Gain (loss) on disposal before income taxes	$(465)	$(3,380)	$(630)	$(5,225)
Benefit (provision) for income taxes	(10)	(949)	(154)	(1,927)
Gain (loss) on disposal, net of taxes	$(475)	$(4,329)	$(784)	$(7,152)

Earnings (loss) from discontinued operations, net of taxes(a)	$(591)	$(3,671)	$(835)	$(7,737)

(a)	Earnings (loss) from discontinued operations attributable to the Company, before income taxes, was $(722) million and $(2,415) million for the three months ended June 30, 2016 and 2015, respectively, and $(897) million and $(6,128) million for the six months ended June 30, 2016 and 2015, respectively.

2016 2Q FORM 10-Q 75

REAL ESTATE

In connection with the GE Capital Exit Plan, we announced the planned disposition of our Real Estate business and classified the business as discontinued operations. We closed certain of our Real Estate business dispositions in 2015. We expect to dispose of substantially all of the remaining Real Estate business in 2016.

FINANCIAL INFORMATION FOR REAL ESTATE

	Three months ended June 30		Six months ended June 30
(In millions)	2016	2015	2016	2015

Operations
Total revenues and other income (loss)	$15	$313	$25	$812

Interest	$(13)	$(137)	$(35)	$(373)
Selling, general and administrative	(24)	(130)	(77)	(224)
Cost of services sold	-	-	-	(5)
Provision for losses on financing receivables	-	-	-	4
Other costs and expenses	(7)	(14)	(6)	(141)
Earnings (loss) from discontinued operations, before income taxes	(29)	32	(94)	74
Benefit (provision) for income taxes	38	13	57	43
Earnings (loss) from discontinued operations, net of taxes	$9	$45	$(37)	$117

Disposal
Gain (loss) on disposal before income taxes	$6	$(3)	$(63)	$(1,811)
Benefit (provision) for income taxes	(3)	(72)	62	(619)
Gain (loss) on disposal, net of taxes	$3	$(75)	$(1)	$(2,430)

Earnings (loss) from discontinued operations, net of taxes(a)	$12	$(30)	$(38)	$(2,313)

(a)	Earnings (loss) from discontinued operations attributable to the Company, before income taxes, was $(23) million and $29 million for the three months ended June 30, 2016 and 2015, respectively, and $(156) million and $(1,738) million for the six months ended June 30, 2016 and 2015, respectively.

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

The remaining active claims have been brought by securitization trustees or administrators seeking recovery from WMC for alleged breaches of representations and warranties on mortgage loans that serve as collateral for residential mortgage-backed securities (RMBS). At June 30, 2016, such claims consisted of $2,688 million of individual claims generally submitted before the filing of a lawsuit (compared to $2,887 million at December 31, 2015) and $7,266 million of additional claims asserted against WMC in litigation without making a prior claim (Litigation Claims) (compared to $8,047 million at December 31, 2015). The total amount of these claims, $9,954 million, reflects the purchase price or unpaid principal balances of the loans at the time of purchase and does not give effect to pay downs or potential recoveries based upon the underlying collateral, which in many cases are substantial, nor to accrued interest or fees. As of June 30, 2016, these amounts do not include approximately $110 million of repurchase claims relating to alleged breaches of representations that are not in litigation and that are beyond the applicable statute of limitations. WMC believes that repurchase claims brought based upon representations and warranties made more than six years before WMC was notified of the claim would be disallowed in legal proceedings under applicable law and the June 11, 2015 decision of the New York Court of Appeals in ACE Securities Corp. v. DB Structured Products, Inc., on the statute of limitations period governing such claims.

2016 2Q FORM 10-Q 76

Reserves related to repurchase claims made against WMC were $860 million at June 30, 2016, reflecting a net increase to reserves in the three months ended June 30, 2016 of $27 million due to incremental provisions. The reserve estimate takes into account recent settlement activity and is based upon WMC's evaluation of the remaining exposures as a percentage of estimated lifetime mortgage loan losses within the pool of loans supporting each securitization for which timely claims have been asserted in litigation against WMC. Settlements in prior periods reduced WMC's exposure on claims asserted in certain securitizations and the claim amounts reported above give effect to these settlements.

ROLLFORWARD OF THE RESERVE

	Three months ended June 30		Six months ended June 30
(In millions)	2016	2015	2016	2015

Balance, beginning of period	$833	$814	$875	$809
Provision	27	11	84	18
Claim resolutions / rescissions	-	-	(99)	(2)
Balance, end of period	$860	$825	$860	$825

Given the significant litigation activity and WMC's continuing efforts to resolve the lawsuits involving claims made against WMC, it is difficult to assess whether future losses will be consistent with WMC's past experience. Adverse changes to WMC's assumptions supporting the reserve may result in an increase to these reserves. WMC estimates a range of reasonably possible loss from $0 to approximately $500 million over its recorded reserve at June 30, 2016. This estimate involves significant judgment and may not reflect the range of uncertainties and unpredictable outcomes inherent in litigation, including the matters discussed in Legal Proceedings and potential changes in WMC's legal strategy. This estimate excludes any possible loss associated with an adverse court decision on the applicable statute of limitations or an adverse outcome in the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) investigation discussed in Legal Proceedings, as WMC is unable at this time to develop such a meaningful estimate.

At June 30, 2016, there were 14 lawsuits involving claims made against WMC arising from alleged breaches of representations and warranties on mortgage loans included in 13 securitizations. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. Although the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase of defective mortgage loan) and/or money damages. Adverse court decisions, including in cases not involving WMC, could result in new claims and lawsuits on additional loans. However, WMC continues to believe that it has defenses to the claims asserted in litigation, including, for example, based on causation and materiality requirements and applicable statutes of limitations. It is not possible to predict the outcome or impact of these defenses and other factors, any of which could materially affect the amount of any loss ultimately incurred by WMC on these claims.

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

FINANCIAL INFORMATION FOR WMC

	Three months ended June 30		Six months ended June 30
(In millions)	2016	2015	2016	2015

Total revenues and other income (loss)	$(18)	$(5)	$(58)	$(5)

Earnings (loss) from discontinued operations, net of taxes	$(20)	$(10)	$(52)	$(16)
2016 2Q FORM 10-Q 77

NOTE 3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale. These comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations. We do not have any securities classified as held-to-maturity.

	June 30, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

GE
Debt
U.S. corporate	$4	$-	$-	$4	$2	$-	$-	$3
Corporate – non-U.S.	9	-	-	9	1	-	-	1
U.S. government and federal
agency	49	1	-	50	49	-	-	49
Equity	41	10	(4)	47	87	13	(2)	98
	103	11	(4)	110	139	14	(2)	151

GE Capital
Debt
U.S. corporate	20,718	4,177	(51)	24,844	19,971	2,669	(285)	22,355
State and municipal	3,885	731	(48)	4,568	3,910	407	(73)	4,245
Mortgage and asset-backed(a)	2,957	188	(23)	3,122	2,995	157	(35)	3,116
Corporate – non-U.S.	5,299	108	(4)	5,402	759	96	(9)	846
Government – non-U.S.	608	156	(1)	764	279	136	-	415
U.S. government and federal
agency	694	96	-	790	623	104	-	727
Equity	107	19	(1)	125	112	16	(4)	123
	34,268	5,475	(128)	39,615	28,648	3,585	(407)	31,827

Eliminations	(4)	-	-	(4)	(4)	-	-	(4)
Total	$34,367	$5,486	$(133)	$39,720	$28,783	$3,599	$(409)	$31,973

(a)	Included residential mortgage-backed securities substantially collateralized by U.S. mortgages. At June 30, 2016, $535 million related to securities issued by government-sponsored entities and $19 million related to securities of private-label issuers. Securities issued by private-label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.

The fair value of investment securities increased to $39,720 million at June 30, 2016, from $31,973 million at December 31, 2015, primarily due to additional purchases of Corporate – non-U.S. debt securities and an increase in unrealized gains resulting from lower interest rates.

2016 2Q FORM 10-Q 78

ESTIMATED FAIR VALUE AND GROSS UNREALIZED LOSSES OF AVAILABLE-FOR-SALE INVESTMENT SECURITIES

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
(In millions)	fair value(a)	losses(a)(b)	fair value	losses(b)

June 30, 2016
Debt
U.S. corporate	$229	$(9)	$689	$(42)
State and municipal	-	-	159	(48)
Mortgage and asset-backed	250	(6)	168	(17)
Corporate – non-U.S.	718	-	31	(4)
Equity	28	(5)	-	-
Total	$1,226	$(21)	$1,048	$(111)	(c)

December 31, 2015
Debt
U.S. corporate	$2,966	$(218)	$433	$(67)
State and municipal	494	(20)	155	(53)
Mortgage and asset-backed	719	(20)	84	(16)
Corporate – non-U.S.	56	(4)	14	(4)
Equity	36	(6)	-	-
Total	$4,271	$(268)	$686	$(140)

(a)	Includes the estimated fair value of and gross unrealized losses on equity securities held by GE. At June 30, 2016, the estimated fair value of and gross unrealized losses on equity securities were $18 million and $(4) million, respectively. At December 31, 2015, the estimated fair value of and gross unrealized losses on equity securities were $6 million and $(2) million, respectively.
(b)	Included gross unrealized losses of $1 million related to securities that had other-than-temporary impairments previously recognized at June 30, 2016.
(c)	Includes debt securities held to support obligations to holders of Guaranteed Investment Contracts (GICs) of which the majority are considered to be investment-grade by the major rating agencies at June 30, 2016.

Unrealized losses are not indicative of the amount of credit loss that would be recognized and at June 30, 2016 are primarily due to increases in market yields subsequent to our purchase of the securities. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell the vast majority of these securities before anticipated recovery of our amortized cost. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during 2016 have not changed.

Our corporate debt portfolio comprises securities issued by public and private corporations in various industries, primarily in the U.S. Substantially all of our corporate debt securities are rated investment grade by the major rating agencies.

Mortgage and asset-backed securities substantially comprise of commercial and residential mortgage-backed securities.

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

Our residential mortgage-backed securities (RMBS) portfolio is collateralized primarily by pools of individual, direct mortgage loans, of which substantially all are in a senior position in the capital structure of the deals, not other structured products such as collateralized debt obligations. Of the total RMBS held at June 30, 2016, $535 million and $19 million related to agency and non-agency securities, respectively. Additionally, $53 million was related to residential subprime credit securities, primarily supporting obligations to annuitants and policyholders in our run-off insurance operations. All of the subprime exposure is related to securities backed by mortgage loans originated in 2005 and prior and are investment grade.

2016 2Q FORM 10-Q 79

PRE-TAX, OTHER-THAN-TEMPORARY IMPAIRMENTS ON INVESTMENT SECURITIES

	Three months ended June 30		Six months ended June 30
(In millions)	2016	2015	2016	2015

Total pre-tax, OTTI recognized	$1	$29	$18	$32
Pre-tax, OTTI recognized in AOCI	-	-	-	-
Pre-tax, OTTI recognized in earnings(a)	$1	$29	$18	$32

(a)	Included pre-tax, other-than-temporary impairments recorded in earnings related to equity securities of $1 million and none in the three months ended June 30, 2016 and 2015, respectively and $9 million and none in the six months ended June 30, 2016 and 2015, respectively.

CONTRACTUAL MATURITIES OF INVESTMENT IN AVAILABLE-FOR-SALE DEBT SECURITIES
(EXCLUDING MORTGAGE AND ASSET-BACKED SECURITIES)

	Amortized	Estimated
(In millions)	cost	fair value

Due
Within one year	$5,218	$5,226
After one year through five years	3,901	4,167
After five years through ten years	4,521	5,070
After ten years	17,626	21,968

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

GROSS REALIZED GAINS AND LOSSES ON AVAILABLE-FOR-SALE INVESTMENT SECURITIES

	Three months ended June 30		Six months ended June 30
(In millions)	2016	2015	2016	2015

GE
Gains	$1	$1	$5	$1
Losses, including impairments	(1)	(14)	(10)	(14)
Net	-	(13)	(5)	(13)

GE Capital
Gains	35	6	36	97
Losses, including impairments	(11)	(21)	(30)	(35)
Net	24	(15)	6	63
Total	$24	$(28)	$2	$50

Although we generally do not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements and the funding of claims and obligations to policyholders.

Proceeds from investment securities sales and early redemptions by issuers totaled $624 million and $540 million in the three months ended June 30, 2016 and 2015, respectively, principally from sales of U.S. corporate and Mortgage and asset-backed securities by our run-off insurance operations.

Proceeds from investment securities sales and early redemptions by issuers totaled $868 million and $2,597 million in the six months ended June 30, 2016 and 2015, respectively, principally from sales of Mortgage and asset-backed and U.S. corporate securities by our run-off insurance operations and Trinity.
2016 2Q FORM 10-Q 80

NOTE 4. INVENTORIES

(In millions)	June 30, 2016	December 31, 2015

Raw materials and work in process	$14,650	$13,415
Finished goods	9,305	8,265
Unbilled shipments	512	628
	24,467	22,308
Revaluation to LIFO	257	207
Total inventories	$24,723	$22,515

NOTE 5. GE CAPITAL FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

FINANCING RECEIVABLES, NET

(In millions)	June 30, 2016	December 31, 2015

Loans, net of deferred income	$19,045	$20,115
Investment in financing leases, net of deferred income	5,027	4,969
	24,071	25,084
Allowance for losses	(74)	(81)
Financing receivables – net(a)	$23,998	$25,003

(a)	Included $11.8 billion and $12.9 billion of receivables sold by GE to GE Capital at June 30, 2016 and December 31, 2015, respectively.

ALLOWANCE FOR LOSSES

(In millions)	2016	2015

Balance at January 1	$81	$93
Provision	19	29
Net write-offs(a)	(26)	(40)
Other(b)	-	9
Balance at June 30	$74	$91

(a)
Net write-offs (gross write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as a result of losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

(b)	Other primarily includes the effects of currency exchange.

We manage our financing receivable portfolio using delinquency and nonaccrual data as key performance indicators. At June 30, 2016, $1,036 million (4.3%), $483 million (2.0%) and $354 million (1.5%) of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively. Of the $354 million of nonaccrual financing receivables at June 30, 2016, primarily related to aviation financing, $102 million are currently paying in accordance with the contractual terms. At December 31, 2015, $622 million (2.5%), $201 million (0.8%) and $256 million (1.0%) of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively.

The recorded investment in impaired loans at June 30, 2016 and December 31, 2015 was $263 million and $175 million, respectively, and was primarily related to aviation financing. The method used to measure impairment for these loans is primarily based on collateral value. At June 30, 2016, troubled debt restructurings included in impaired loans were $99 million, the vast majority related to aviation financing.
2016 2Q FORM 10-Q 81

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

(In millions)	June 30, 2016	December 31, 2015

Original cost	$86,317	$90,023
Less accumulated depreciation and amortization	(35,881)	(35,928)
Property, plant and equipment – net	$50,436	$54,095

Consolidated depreciation and amortization on property, plant and equipment was $1,294 million and $1,188 million in the three months ended June 30, 2016 and 2015, respectively, and $2,505 million and $2,289 million in the six months ended June 30, 2016 and 2015, respectively.

NOTE 7. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

ACQUISITIONS

On November 2, 2015, we acquired the Thermal, Renewables and Grid businesses from Alstom. The purchase price was €9,200 million ($10,124 million), net of cash acquired of approximately €1,600 million ($1,765 million). In order to obtain approval by the European Commission and the Department of Justice, GE pledged to sell certain of Alstom's gas-turbine assets and its Power Systems Manufacturing subsidiary to Ansaldo Energia SpA (Ansaldo) after the close of the transaction for approximately €120 million. The purchase price will be paid by Ansaldo over a period of five years. The transaction closed on February 25, 2016.

We formed three consolidated joint ventures with Alstom in grid technology, renewable energy, and global nuclear and French steam power. In addition, GE contributed its Digital Energy business to the grid technology joint venture.

Alstom holds redemption rights with respect to its interest in the grid technology and renewable energy joint ventures, which, if exercised, would require us to purchase all of their interest during September 2018 or September 2019. Alstom also holds similar redemption rights for the global nuclear and French steam power joint venture that are exercisable during the first full calendar quarter immediately following the fifth or sixth anniversary of the acquisition date. The redemption price would generally be equal to Alstom's initial investment plus annual accretion of 3% for the grid technology and renewable energy joint ventures and plus annual accretion of 2% for the nuclear and French steam power joint venture, with potential upside sharing based on an EBITDA multiple. Alstom also holds additional redemption rights in other limited circumstances as well as a call option to require GE to sell all of its interests in the renewable energy joint venture at the higher of fair value or Alstom's initial investment plus annual accretion of 3% during the month of May in the years 2016 through 2019 and also upon a decision to IPO the joint venture.

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

The acquisition and alliances with Alstom will have a significant effect on our Power, Energy Connections and Renewable Energy segments, and to a lesser extent our Oil & Gas segment. The financial impact of acquired businesses on individual segments will be affected by a number of variables, including operating performance, purchase accounting effects and realized synergies. In addition, due to the amount of time that elapsed between signing and closing, the commercial operations of the businesses were negatively affected primarily as a result of uncertainty among Alstom customers regarding the execution of the transaction. This affected the overall valuation of the acquired businesses at the time of close and, accordingly, is reflected in the initial and adjusted amounts assigned to the assets and liabilities recorded in purchase accounting. In addition, the amount of goodwill recognized compared with identifiable intangible assets is affected by estimated GE-specific synergies, which are not permitted to be included in the measurement of identifiable intangibles. Such synergies include additional revenue from cross-selling complementary product lines.

2016 2Q FORM 10-Q 82

ALSTOM ACQUISITION ACCOUNTING UPDATE

The total consideration for the acquired businesses, at the time of close included our purchase price of $10,124 million (net of cash acquired) and a preliminary valuation of noncontrolling interests, of approximately $3,600 million for a total of approximately $13,700 million. In the fourth quarter of 2015, the preliminary allocation of purchase price resulted in goodwill, intangible assets and unfavorable customer contract liabilities of approximately $13,500 million, $5,200 million, and $1,100 million respectively. The preliminary fair value of the associated noncontrolling interests consisted of approximately $2,900 million for Alstom's redeemable noncontrolling interests in the three joint ventures (presented separately from total equity in the consolidated balance sheet) and $700 million for all other noncontrolling interests.

Through the second quarter of 2016, we adjusted the preliminary allocation of purchase price which resulted in goodwill, intangible assets, and unfavorable customer contract liabilities, of approximately $14,750 million, $4,500 million, and $1,200 million respectively. These adjustments, which are necessary to reflect acquired assets and liabilities of the acquired businesses at fair value, reflected revisions in estimates in the first and second quarters of 2016, primarily related to updated revenue and cost assumptions for customer contracts, and other fair value adjustments related to acquired assets and liabilities. The approximate amounts of other significant purchase accounting adjustments recorded since the date of acquisition include a reduction in the book value of assets sold to Ansaldo of $400 million, adjustments to the fair value of derivative contracts of $350 million, decreases in inventory balances of $350 million, increase to legal reserves of $300 million, increases to property, plant and equipment of approximately $200 million and a reduction in the book value of aged accounts receivable of approximately $150 million. In addition, the preliminary fair value of Alstom's redeemable noncontrolling interests was increased by approximately $100 million to approximately $3,000 million and all other noncontrolling interests decreased by $100 million to approximately $600 million.

In addition to purchase price allocation based on the fair value of acquired assets and liabilities, other adjustments are necessary to reflect differences between IFRS and US GAAP, as applied to differences in facts and circumstances between those businesses as part of Alstom and as part of GE post acquisition. The table below presents approximate consideration paid, amounts of assets acquired and liabilities assumed as of the acquisition date, inclusive of the purchase accounting adjustments and IFRS to US GAAP adjustments recorded as of June 30, 2016, and the fair value of the non-controlling interest.

ASSETS ACQUIRED AND LIABILITIES ASSUMED AT THE ACQUISITION DATE

Approximate
balance at
(in millions)	June 30, 2016

Assets
Cash and equivalents	$1,750
Current receivables	4,050
Inventories	4,750
Property, plant and equipment	2,900
Goodwill	14,750
Other intangible assets	4,500
All other assets, net(a)	3,950
Total Assets	$36,650

Liabilities
Accounts payable	$1,900
Progress collections	2,950
Accrued contract liabilities	8,600
All other liabilities(b)	7,700
Total Liabilities	21,150

Redeemable noncontrolling interests	3,000

Noncontrolling interest	600

Total purchase price	11,900
Cash acquired	1,750
Total purchase price, net of cash acquired	$10,100

(a)	Includes approximately $450 million of net deferred tax assets, including approximately $50 million of non-U.S. loss carry forwards net of valuation allowances and offsetting liabilities for unrecognized benefits. Also includes approximately $150 million of indemnification receivables for liabilities for unrecognized income tax benefits and other tax uncertainties.
(b)	Includes approximately $750 million of liabilities for unrecognized income tax benefits and other uncertain taxes and approximately $750 million of pension and other employee related costs.

Given the timing and complexity of the acquisition, the presentation of these businesses in our financial statements including the allocation of the purchase price is not yet final. Although we believe we have recorded a substantial majority of the purchase accounting adjustments as of the end of the second quarter of 2016, our review is continuing on a number of customer contracts, valuation of acquired property, plant and equipment, and evaluation of litigation claims and legacy compliance actions related to Alstom, among other areas. We are seeking to ascertain and substantiate the nature of potential adjustments to the acquisition date balance sheet, which include, but are not limited to, the aforementioned differences between IFRS and US GAAP. We expect to record additional purchase accounting adjustments in the third quarter and will complete our post-closing procedures and purchase price allocation no later than the fourth quarter of 2016.

2016 2Q FORM 10-Q 83

CHANGES IN GOODWILL BALANCES

			Dispositions,
			currency
	Balance at		exchange	Balance at
(In millions)	January 1, 2016	Acquisitions (a)	and other	June 30, 2016

Power	$16,736	$1,147	$(24)	$17,859
Renewable Energy	2,580	28	(11)	2,596
Oil & Gas	10,594	-	7	10,601
Energy Connections	6,227	156	30	6,412
Aviation	8,567	-	67	8,635
Healthcare	17,353	98	(15)	17,436
Transportation	851	-	7	858
Appliances & Lighting	214	64	17	295
Capital	2,370	-	1	2,370
Corporate	34	-	(1)	34
Total	$65,526	$1,492	$79	$67,097

(a)            Goodwill balances associated with Alstom and their allocations to segments are preliminary.

Goodwill balances increased by $1,571 million in 2016, primarily as a result of the Alstom acquisition purchase accounting adjustments.
2016 2Q FORM 10-Q 84

OTHER INTANGIBLE ASSETS

OTHER INTANGIBLE ASSETS - NET

(In millions)	June 30, 2016	December 31, 2015

Intangible assets subject to amortization	$16,550	$17,688
Indefinite-lived intangible assets(a)	100	109
Total	$16,650	$17,797

(a)	Indefinite-lived intangible assets principally comprise trademarks and in-process research and development.

INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

	June 30, 2016			December 31, 2015
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$9,321	$(2,297)	$7,024	$9,758	$(2,113)	$7,645
Patents and technology	8,497	(3,358)	5,139	8,543	(3,096)	5,447
Capitalized software	7,529	(4,339)	3,190	7,375	(4,136)	3,239
Trademarks	1,257	(314)	944	1,337	(282)	1,055
Lease valuations	125	(47)	78	167	(22)	145
Present value of future profits(a)	668	(668)	-	651	(651)	-
All other	330	(155)	175	267	(108)	159
Total	$27,728	$(11,177)	$16,550	$28,098	$(10,408)	$17,688

(a)	Balances at June 30, 2016 and December 31, 2015 reflect adjustments of $253 million and $266 million, respectively, to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.

Intangible assets subject to amortization decreased by $1,138 million in the six months ended June 30, 2016, primarily as a result of changes in the fair value of the acquired Alstom intangible assets and amortization.

GE amortization expense related to intangible assets subject to amortization was $450 million and $314 million in the three months ended June 30, 2016 and 2015, respectively, and $896 million and $643 million for the six months ended June 30, 2016 and 2015, respectively. GE Capital amortization expense related to intangible assets subject to amortization was $37 million and $31 million in the three months ended June 30, 2016 and 2015, respectively, and $70 million and $26 million for the six months ended June 30, 2016 and 2015, respectively.

NOTE 8. CONTRACT ASSETS

(In millions)	June 30, 2016	December 31, 2015

GE
Contract assets	$23,458	$21,156

Contract assets reflect revenues earned in excess of billings on our long-term contracts to construct technically complex equipment (such as gas power systems and aircraft engines), long-term product maintenance or extended warranty arrangements and other deferred contract related costs. Long-term product maintenance amounts are presented net of related billings in excess of revenues of $2,948 million and $2,602 million at June 30, 2016 and December 31, 2015, respectively.
2016 2Q FORM 10-Q 85

NOTE 9. BORROWINGS

(In millions)	June 30, 2016	December 31, 2015

Short-term borrowings
GE
Commercial paper	$1,000	$500
Current portion of long-term borrowings	16,183	17,770
Other	2,202	1,522
Total GE short-term borrowings(a)	19,384	19,792

GE Capital
Commercial paper
U.S.	5,002	650
Non-U.S.	-	4,351
Current portion of long-term borrowings	8,485	24,969
Intercompany payable to GE(b)	11,040	17,642
Other(c)	156	1,005
Total GE Capital short-term borrowings	24,683	48,617

Eliminations(b)	(12,141)	(18,549)
Total short-term borrowings	$31,927	$49,860

Long-term borrowings
GE
Senior notes	$63,925	$72,471
Subordinated notes	2,910	2,940
Subordinated debentures(d)	2,347	6,600
Other	952	1,298
Total GE long-term borrowings(a)	70,134	83,309

GE Capital
Senior notes	50,266	59,107
Subordinated notes	329	251
Intercompany payable to GE(b)	54,146	67,062
Other(c)	1,895	2,058
Total GE Capital long-term borrowings	106,636	128,478

Eliminations(b)	(54,266)	(67,128)
Total long-term borrowings	$122,504	$144,659
Non-recourse borrowings of consolidated securitization entities(e)	$2,005	$3,083
Total borrowings	$156,436	$197,602

(a)	Excluding assumed debt of GE Capital, GE total borrowings is $19,331 million.
(b)
The amount of the intercompany payable to GE was $65,186 million as of June 30, 2016, which includes a reduction in the short-term intercompany payable to GE for a $5,002 million loan in the second quarter of 2016 from GE Capital to GE, which bears the right of offset against amounts owed under the assumed debt agreement.

(c)
Included $2,567 million and $2,679 million of funding secured by aircraft and other collateral at June 30, 2016 and December 31, 2015, respectively, of which $1,475 million and $1,534 million is non-recourse to GE Capital at June 30, 2016 and December 31, 2015, respectively.

(d)
Included $2,347 million of subordinated debentures, which constitute the sole assets of trusts that have issued trust preferred securities and where GE owns 100% of the common securities of the trusts. Obligations associated with these trusts are unconditionally guaranteed by GE.

(e)	Included $1,193 million and $918 million of current portion of long-term borrowings at June 30, 2016 and December 31, 2015, respectively. See Note 16.

2016 2Q FORM 10-Q 86

As discussed in Note 1, the adoption of ASU 2015-03 resulted in the reclassification of $674 million of unamortized debt issuance costs related to the Company's borrowings, of which $641 million was reclassified in long-term borrowings and $33 million was reclassified in short-term borrowings, within our consolidated balance sheet as of December 31, 2015.

On April 10, 2015, GE provided a full and unconditional guarantee on the payment of the principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GE Capital. $92.6 billion of such debt was assumed by GE on December 2, 2015 upon its merger with GE Capital resulting in an intercompany payable to GE. At June 30, 2016, the amount of the intercompany payable to GE was $65.2 billion, including $70.2 billion of borrowings assumed by GE and a reduction for a $5.0 billion short-term loan in the second quarter of 2016 from GE Capital to GE, which bears the right of offset against amounts owed under the assumed debt agreement.  The Guarantee applies to approximately $54.5 billion of GE Capital debt. Prior to the merger $36 billion (representing $31 billion of outstanding principal and $5 billion of premium) of GE Capital debt was exchanged into a new GE Capital international entity, including $16.4 billion, which matured on April 15, 2016.
Additional information about borrowings and associated swaps can be found in Notes 15 and 19.

2016 2Q FORM 10-Q 87

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

EFFECT ON OPERATIONS OF PENSION PLANS

	Principal pension plans
	Three months ended June 30		Six months ended June 30
(In millions)	2016	2015	2016	2015

Service cost for benefits earned	$291	$367	$606	$728
Prior service cost amortization	76	51	152	103
Expected return on plan assets	(836)	(827)	(1,670)	(1,652)
Interest cost on benefit obligations	735	696	1,469	1,391
Net actuarial loss amortization	612	820	1,224	1,645
Curtailment loss (gain)	(1)	-	(1)	71	(a)
Pension plans cost	$877	$1,107	$1,780	$2,286

(a)            Curtailment loss resulting from GE Capital Exit Plan.

	Other pension plans
	Three months ended June 30		Six months ended June 30
(In millions)	2016	2015	2016	2015

Service cost for benefits earned	$118	$95	$231	$200
Prior service credit amortization	-	-	(1)	-
Expected return on plan assets	(259)	(205)	(522)	(414)
Interest cost on benefit obligations	168	130	340	263
Net actuarial loss amortization	65	71	129	145
Pension plans cost	$92	$91	$177	$194

EFFECT ON OPERATIONS OF PRINCIPAL RETIREE BENEFIT PLANS

	Principal retiree benefit plans
	Three months ended June 30			Six months ended June 30
(In millions)	2016	2015		2016	2015

Service cost for benefits earned	$27	$51		$52	$92
Prior service cost (credit) amortization	(41)	34		(82)	67
Expected return on plan assets	(11)	(12)		(22)	(24)
Interest cost on benefit obligations	63	100		126	201
Net actuarial loss (gain) amortization	(14)	2		(27)	3
Curtailment gain, net	-	(196)	(a)	-	(192)	(b)
Retiree benefit plans cost	$24	$(21)		$47	$147

(a)            Curtailment gain resulting from a life insurance plan amendment.
(b)            Included a curtailment gain resulting from a life insurance plan amendment and a curtailment loss resulting from the GE Capital Exit Plan.

2016 2Q FORM 10-Q 88

NOTE 11. INCOME TAXES

UNRECOGNIZED TAX BENEFITS

(In millions)	June 30, 2016	December 31, 2015

Unrecognized tax benefits	$6,572	$6,778
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	4,164	4,723
Accrued interest on unrecognized tax benefits	945	805
Accrued penalties on unrecognized tax benefits	135	98
Reasonably possible reduction to the balance of unrecognized tax benefits
in succeeding 12 months	0-1,400	0-700
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-800	0-200

(a)	Some portion of such reduction may be reported as discontinued operations.

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
2016 2Q FORM 10-Q 89

NOTE 12. SHAREOWNERS' EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30		Six months ended June 30
(In millions)	2016	2015	2016	2015

Investment securities
Beginning balance	$680	$1,245	$460	$1,013
Other comprehensive income (loss) (OCI) before reclassifications –
net of deferred taxes of $222, $(365), $304 and $(210)	419	(692)	578	(405)
Reclassifications from OCI – net of deferred taxes
of $(9), $3, $31 and $(26)	(21)	10	39	(44)
Other comprehensive income (loss)(a)	397	(682)	617	(449)
Less OCI attributable to noncontrolling interests	-	(1)	-	-
Ending balance	$1,077	$564	$1,077	$564

Currency translation adjustments (CTA)
Beginning balance	$(5,500)	$(7,716)	$(5,499)	$(2,427)
OCI before reclassifications – net of deferred taxes
of $(50), $(201), $217 and $1,343	26	1,511	141	(3,828)
Reclassifications from OCI – net of deferred taxes
of $(39), $(150), $80 and $(151)	29	304	(85)	307
Other comprehensive income (loss)(a)	55	1,815	57	(3,521)
Less OCI attributable to noncontrolling interests	3	13	6	(34)
Ending balance	$(5,448)	$(5,914)	$(5,448)	$(5,914)

Cash flow hedges
Beginning balance	$(26)	$(226)	$(80)	$(180)
OCI before reclassifications – net of deferred taxes
of $2, $42, $(5) and $4	(15)	433	(40)	(493)
Reclassifications from OCI – net of deferred taxes
of $(4), $(68), $1 and $49	(10)	(347)	69	533
Other comprehensive income (loss)(a)	(25)	86	30	40
Less OCI attributable to noncontrolling interests	-	-	-	-
Ending balance	$(51)	$(140)	$(51)	$(140)

Benefit plans
Beginning balance	$(10,859)	$(15,667)	$(11,410)	$(16,578)
Prior service credit (costs) - net of deferred taxes
of $0, $1,194, $5 and $1,194	-	2,090	23	2,090
Net actuarial gain (loss) – net of deferred taxes
of $(65), $204, $(43) and $269	(80)	349	(12)	559
Net curtailment/settlement - net of deferred taxes
of $0, $(71), $0 and $(44)	(1)	(125)	(1)	(77)
Prior service cost amortization – net of deferred taxes
of $20, $38, $41 and $75	17	51	33	101
Net actuarial loss amortization – net of deferred taxes
of $217, $301, $433 and $605	447	586	890	1,187
Other comprehensive income (loss)(a)	382	2,951	933	3,860
Less OCI attributable to noncontrolling interests	-	-	(1)	(2)
Ending balance	$(10,476)	$(12,716)	$(10,476)	$(12,716)

Accumulated other comprehensive income (loss) at June 30	$(14,898)	$(18,206)	$(14,898)	$(18,206)

(a)	Total other comprehensive income (loss) was $810 million and $4,170 million in the three months ended June 30, 2016 and 2015, respectively and $1,636 million and $(70) million in the six months ended June 30, 2016 and 2015, respectively.

2016 2Q FORM 10-Q 90

RECLASSIFICATION OUT OF AOCI

	Three months ended		Six months ended
	June 30		June 30
(In millions)	2016	2015	2016	2015	Statement of earnings caption

Available-for-sale securities
Realized gains (losses) on
sale/impairment of securities	$30	$(13)	$(70)	$70	Total revenues and other income(a)
Income taxes	(9)	3	31	(26)	Benefit (provision) for income taxes(b)
Net of tax	$21	$(10)	$(39)	$44
Currency translation adjustments
Gains (losses) on dispositions	$10	$(154)	$5	$(156)	Total revenues and other income(c)
Income taxes	(39)	(150)	80	(151)	Benefit (provision) for income taxes(d)
Net of tax	$(29)	$(304)	$85	$(307)
Cash flow hedges
Gains (losses) on interest rate
derivatives	$(26)	$(22)	$(55)	$(61)	Interest and other financial charges
Foreign exchange contracts	37	430	(5)	(528)	(e)
Other	2	7	(11)	7	(f)
Total before tax	14	415	(71)	(582)
Income taxes	(4)	(68)	1	49	Benefit (provision) for income taxes
Net of tax	$10	$347	$(69)	$(533)
Benefit plan items
Curtailment gain (loss)	$1	$196	$1	$121	(g)
Amortization of prior service costs	(37)	(89)	(74)	(176)	(g)
Amortization of actuarial gains (losses)	(664)	(887)	(1,323)	(1,792)	(g)
Total before tax	(700)	(780)	(1,396)	(1,847)
Income taxes	237	268	474	636	Benefit (provision) for income taxes
Net of tax	$(463)	$(512)	$(922)	$(1,211)

Total reclassification adjustments (net of tax)	$(461)	$(479)	$(946)	$(2,007)

(a)
Included $6 million and $15 million for the three months ended June 30, 2016 and 2015, and $(72) million and $17 million for the six months ended June 30, 2016 and 2015, respectively in earnings (loss) from discontinued operations, net of taxes.

(b)
Included $(1) million and $(7) million for the three months ended June 30, 2016 and 2015, and $31 million and $(6) million for the six months ended June 30, 2016 and 2015, respectively in earnings (loss) from discontinued operations, net of taxes.

(c)
Included $77 million and $4 million for the three months ended June 30, 2016 and 2015, and $71 million and $4 million for the six months ended June 30, 2016 and 2015, respectively in earnings (loss) from discontinued operations, net of taxes.

(d)
Included $(39) million and $(137) million for the three months ended June 30, 2016 and 2015, and $80 million and $(137) million for the six months ended June 30, 2016 and 2015, respectively in earnings (loss) from discontinued operations, net of taxes

(e)
Included $53 million and $404 million in GE Capital revenues from services and $(17) million and $26 million in interest and other financial charges in the three months ended June 30, 2016 and 2015, respectively and $31 million and $(540) million in GE Capital revenues from services and $(36) million and $12 million in interest and other financial charges in the six months ended June 30, 2016 and 2015, respectively.

(f)	Primarily recorded in costs and expenses.
(g)
Curtailment gain (loss), amortization of prior service costs and actuarial gains and losses out of AOCI are included in the computation of net periodic pension costs. See Note 10 for further information.

2016 2Q FORM 10-Q 91

SHARES OF GE PREFERRED STOCK

At December 31, 2014 GECC had outstanding 50,000 shares of non-cumulative A, B and C Series perpetual preferred stock at an average dividend rate of 6.44% with a face value of $5,000 million. In connection with the GE Capital Exit Plan, on December 3, 2015, these shares were converted into a corresponding Series A, B, and C of fixed-to-floating rate non-cumulative perpetual preferred stock issued by GE with face value of $2,778 million, $2,073 million, $1,094 million, respectively, for a cumulative face value of $5,944 million and an initial average fixed dividend rate of 4.07%. The incremental shares were issued in order to compensate preferred holders for the lower dividend rate. Subsequent to the issuance of the preferred stock on December 3, 2015, in response to investor feedback, GE launched an exchange offer on December 18, 2015 that allowed GE preferred stock investors to exchange their existing Series A, B and C preferred stock into a Series D GE preferred stock. These Series D instruments bear an initial fixed interest rate of 5.00% through January 21, 2021, will bear a floating rate equal to three-month LIBOR plus 3.33% thereafter and are callable on January 21, 2021. On January 20, 2016, $2,687 million of Series A, $2,008 million of Series B and $999 million of Series C were exchanged into $5,694 million Series D GE preferred stock. In addition to interim dividends and accretion of $89 million, a deemed dividend of $232 million was recorded in the six months ended June 30, 2016, $195 million for the amount by which the fair value of the Series D GE preferred stock exceeded the fair value of the original GECC Series A, B and C preferred stock, and a cash payment of $37 million paid to the GE Series A and B preferred stockholders who exchanged into the Series D GE preferred stock. Post exchange, $91 million of Series A, $64 million of Series B and $95 million of Series C GE preferred stock remain outstanding. The carrying value of the GE preferred stock at June 30, 2016 was $5,216 million and will increase to $5,944 million through periodic accretion to the respective call dates of each series. Principal and accretion for the preferred stock is recorded in other capital in the consolidated Statement of Financial Position and dividends and accretion are presented under the caption "Preferred stock dividends" in the Statement of Earnings (Loss). Dividends on GE preferred stock are payable semi-annually, in June and December and accretion is recorded on a quarterly basis.

In conjunction with the exchange of the GE Capital preferred stock into GE preferred stock and the exchange of Series A, B and C preferred stock into Series D preferred stock, GE Capital issued preferred stock to GE for which the amount and terms mirror the GE preferred stock held by external investors ($5,216 million carrying value at June 30, 2016).

NONCONTROLLING INTERESTS

Noncontrolling interests in equity of consolidated affiliates includes common shares in consolidated affiliates and preferred stock issued by our affiliates.

CHANGES TO NONCONTROLLING INTERESTS

	Three months ended June 30		Six months ended June 30
(In millions)	2016	2015	2016	2015

Beginning balance	$1,667	$8,738	$1,864	$8,674
Net earnings (loss)	1	223	(68)	192
GECC preferred stock dividend	-	(161)	-	(161)
Dividends	(14)	(16)	(21)	(18)
Dispositions	-	(6)	(42)	(6)
Other (including AOCI)(a)(b)	39	(2)	(40)	95
Ending balance	$1,693	$8,776	$1,693	$8,776

(a)	Includes research & development partner funding arrangements, acquisitions and eliminations.
(b)	Includes $(123) million for deconsolidation of investment funds managed by GE Asset Management (GEAM) upon the adoption of ASU 2015-02, Amendments to the Consolidation Analysis. See Note 1.

The ending balance for the period ended June 30, 2015 included $4,949 million related to GECC Series A, B and C preferred stock. In connection with the reorganization of the GE Capital businesses, original GECC preferred stock was converted to preferred stock issued by GE in the fourth quarter of 2015, and accordingly GE preferred stock is reflected in shareowners' equity in the consolidated Statement of Financial Position. The dividend on GECC preferred stock was $161 million in the three months ended and the six months ended June 30, 2015. In addition, the ending balance for the period ended June 30, 2015 also included $2,700 million related to Synchrony Financial, which was eliminated as part of the split-off of Synchrony Financial from GE in the fourth quarter of 2015.
2016 2Q FORM 10-Q 92

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

	Three months ended June 30		Six months ended June 30
(In millions)	2016	2015	2016	2015

Beginning balance	$3,036	$73	$2,972	$98
Net earnings (loss)	(86)	3	(139)	(2)
Dividends	-	(1)	(9)	(11)
Redemption value adjustment	79	1	110	1
Other	42	3	135	(7)
Ending balance	$3,070	$79	$3,070	$79

OTHER

During the first six months of 2016, we repurchased $13,728 million of our common stock, including $6,264 million repurchased under the accelerated share repurchase (ASR) agreements.

In June 2016, we entered into an ASR agreement with a financial institution which allowed us to repurchase GE common stock at a price below its volume weighted-average price during a given period. During the second quarter, we paid $5,000 million and received and classified as treasury shares an initial delivery of 142,474,019 shares based on then-current market prices. The payment was recorded as a reduction to shareowners' equity, consisting of a $4,250 million increase in treasury stock, which reflects the value of the shares received upon initial delivery, and a $750 million decrease in other capital, which reflects the value of the stock held back pending final delivery in the third quarter of 2016.

We accounted for the ASR as two separate transactions: (i) 142,474,019 shares of common stock initially delivered to GE and $4,250 million was accounted for as a treasury stock transaction and (ii) the unsettled contract of $750 million was determined to be a forward contract indexed to GE's own common stock. The initial delivery of 142,474,019 shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. GE has determined that the forward contract, indexed to its own common stock, met all the criteria for equity classification.

In the second quarter of 2016, we received the remaining 10,222,022 shares related to the ASR agreement entered in March 2016 based on the final volume weighted-average price less the negotiated discount.

Common dividends from GE Capital totaled $3,500 million and $11,000 million to GE in the three months ended June 30, 2016 and the six months ended June 30, 2016, respectively. GE Capital did not pay any common dividends to GE in the three months ended June 30, 2015 and paid common dividends $450 million to GE in the six months ended June 30, 2015, respectively. Dividends on GE preferred stock totaled $152 million, including cash dividends of $120 million and $441 million, including cash dividends of $185 million to GE in the three months ended June 30, 2016 and the six months ended June 30, 2016, respectively. There were no dividends on GE preferred stock in the three months ended and in the six months ended June 30, 2015.
2016 2Q FORM 10-Q 93

NOTE 13. EARNINGS PER SHARE INFORMATION

	Three months ended June 30
	2016		2015
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations for
per-share calculation(a)(b)(c)	$3,427	$3,430	$1,677	$1,677
Preferred stock dividends	(152)	(152)	-	-
Earnings (loss) from continuing operations attributable to
common shareowners for per-share calculation(a)(b)(c)	$3,275	$3,278	$1,677	$1,677
Earnings (loss) from discontinued operations
for per-share calculation(a)(b)(c)	(543)	(540)	(3,034)	(3,034)
Net earnings (loss) attributable to GE common
shareowners for per-share calculation(a)(b)(c)	$2,732	$2,735	$(1,357)	$(1,357)

Average equivalent shares
Shares of GE common stock outstanding	9,079	9,079	10,087	10,087
Employee compensation-related shares (including
stock options)	85	-	71	-
Total average equivalent shares	9,164	9,079	10,158	10,087

Per-share amounts
Earnings (loss) from continuing operations	$0.36	$0.36	$0.17	$0.17
Earnings (loss) from discontinued operations	(0.06)	(0.06)	(0.30)	(0.30)
Net earnings (loss)	0.30	0.30	(0.13)	(0.13)

	Six months ended June 30
	2016		2015
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings (loss) from continuing operations for
per-share calculation(a)(b)(c)	$3,925	$3,927	$(2,875)	$(2,875)
Preferred stock dividends	(441)	(441)	-	-
Earnings (loss) from continuing operations attributable to
common shareowners for per-share calculation(a)(b)(c)	$3,484	$3,486	$(2,875)	$(2,875)
Earnings (loss) from discontinued operations
for per-share calculation(a)(b)(c)	(855)	(852)	(12,070)	(12,070)
Net earnings (loss) attributable to GE common
shareowners for per-share calculation(a)(b)(c)	$2,631	$2,634	$(14,939)	$(14,939)

Average equivalent shares
Shares of GE common stock outstanding	9,179	9,179	10,077	10,077
Employee compensation-related shares (including
stock options)	85	-	-	-
Total average equivalent shares	9,264	9,179	10,077	10,077

Per-share amounts
Earnings (loss) from continuing operations	$0.38	$0.38	$(0.29)	$(0.29)
Earnings (loss) from discontinued operations	(0.09)	(0.09)	(1.20)	(1.20)
Net earnings (loss)	0.28	0.29	(1.48)	(1.48)

(a)
Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities. For the three months ended June 30, 2016 and 2015, participating securities are included in the computation of earnings (loss) per share pursuant to the two-class method and the application of this treatment had an insignificant effect. For the six month period ended June 30, 2016, pursuant to the two-class method, as a result of the excess of dividends in current period earnings, losses were not allocated to the participating securities. For the six month period ended June 30, 2015, pursuant to the two-class method, as a result of the net loss from continuing operations, losses were not allocated to the participating securities.

(b)	Included an insignificant amount of dividend equivalents in each of the periods presented.
(c)	Included the dilutive adjustment for the change in income for forward purchase contracts that may be settled in stock for the three and six months ended June 30, 2016.

2016 2Q FORM 10-Q 94

For the three months ended June 30, 2016 and 2015, approximately 25 million and 94 million, respectively, of outstanding stock awards were not included in the computation of diluted earnings (loss) per share because their effect was antidilutive. For the six months ended June 30, 2016, approximately 28 million of outstanding stock awards were not included in the computation of diluted earnings per share because their effect was antidilutive. As a result of the loss from continuing operations for the six months ended June 30, 2015, outstanding stock awards of approximately 364 million, were not included in the computation of diluted earnings per share because their effect was antidilutive.

In June 2016, we entered into an ASR agreement to repurchase shares of GE common stock. See Note 12 for additional information. The initial delivery of 142,474,019 shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. GE has determined that the forward contract, indexed to its own common stock, met all the criteria for equity classification. There was no dilutive impact on earnings per share related to the forward contract.

Earnings per share amounts are computed independently, as a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per share amounts for net earnings (loss).
2016 2Q FORM 10-Q 95

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
June 30, 2016
Assets
Investment securities
Debt
U.S. corporate	$-		$21,426		$3,422	$-		$24,848
State and municipal	-		4,536		32	-		4,568
Mortgage and asset-backed	-		3,115		8	-		3,122
Corporate – non-U.S.	-		5,168		244	-		5,412
Government – non-U.S.	-		764		-	-		764
U.S. government and federal agency	-		532		307	-		839
Equity	143		16		8	-		167
Derivatives(c)	-		7,669		40	(6,821)		888
Total	$143		$43,226		$4,060	$(6,821)		$40,608

Liabilities
Derivatives	$-		$4,474		$3	$(3,830)		$646
Other(e)	-		1,132		-	-		1,132
Total	$-		$5,606		$3	$(3,830)		$1,778

December 31, 2015
Assets
Investment securities
Debt
U.S. corporate	$-		$19,351		$3,006	$-		$22,358
State and municipal	-		4,215		30	-		4,245
Mortgage and asset-backed	-		3,084		32	-		3,116
Corporate – non-U.S.	12		544		290	-		847
Government – non-U.S.	5		410		-	-		415
U.S. government and federal agency	49		404		323	-		776
Equity	194		9		13	-		217
Derivatives(c)	-		7,312		79	(6,110)		1,281
Other(d)	-		-		259	-		259
Total	$260		$35,331		$4,033	$(6,110)		$33,512
Liabilities
Derivatives	$-		$5,677		$4	$(4,968)		$713
Other(e)	-		1,182		-	-		1,182
Total	$-		$6,860		$4	$(4,968)		$1,895

(a)	There were $12 million of Corporate – non-U.S. securities and $50 million of U.S. Treasuries and federal agency securities transferred from Level 1 to Level 2 in the six months ended June 30, 2016 primarily attributable to changes in approach. There were no securities transferred between Level 1 and Level 2 in the year ended December 31, 2015.
(b)	The netting of derivative receivables and payables (including the effects of any collateral posted or received) is permitted when a legally enforceable master netting agreement exists.
(c)	The fair value of derivatives includes an adjustment for non-performance risk. At June 30, 2016 and December 31, 2015, the cumulative adjustment for non-performance risk was $(9) million and insignificant, respectively. See Notes 15 and 19 for additional information on the composition of our derivative portfolio.
(d)	Includes private equity investments.
(e)	Primarily represents the liabilities associated with certain of our deferred incentive compensation plans.

2016 2Q FORM 10-Q 96

LEVEL 3 INSTRUMENTS

The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners' equity.

CHANGES IN LEVEL 3 INSTRUMENTS FOR THE THREE MONTHS ENDED
										Net
										change in
		Net	Net							unrealized
		realized/	realized/							gains
		unrealized	unrealized							(losses)
		gains	gains							relating to
		(losses)	(losses)				Transfers	Transfers		instruments
	Balance at	included in	included				into	out of	Balance at	still held at
(In millions)	April 1	earnings(a)	in AOCI	Purchases	Sales	Settlements	Level 3(b)	Level 3(b)	June 30	June 30(c)
2016
Investment securities
Debt
U.S. corporate	$3,143	$4	$132	$173	$-	$(35)	$8	$(3)	$3,422	$-
State and municipal	31	-	1	-	-	-	-	-	32	-
Mortgage and
asset-backed	23	(10)	-	-	-	(5)	-	-	8	-
Corporate – non-U.S.	295	28	(5)	9	(82)	-	(1)	-	244	-
U.S. government and
federal agency	277	-	30	-	-	-	-	-	307	-
Equity	9	-	(1)	-	-	-	-	-	8	-
Derivatives(d)(e)	82	(26)	-	-	-	(41)	11	11	37	(24)
Total	$3,859	$(4)	$158	$183	$(82)	$(82)	$18	$8	$4,057	$(24)
2015
Investment securities
Debt
U.S. corporate	$3,163	$(10)	$(145)	$87	$(38)	$(20)	$-	$(13)	$3,024	$-
State and municipal	58	-	(3)	-	-	(8)	-	-	47	-
Mortgage and
asset-backed	114	(15)	(8)	-	-	-	-	(13)	78	-
Corporate – non-U.S.	290	-	(7)	-	-	-	-	-	283	-
Government – non-U.S.	2	-	-	-	-	-	-	-	2	-
U.S. government and
federal agency	291	-	2	-	-	-	-	-	293	-
Equity	6	-	-	6	(6)	-	-	-	6	-
Derivatives(d)(e)	33	(2)	-	-	-	(6)	40	-	65	33
Other	225	4	-	-	(7)	-	-	-	222	1
Total	$4,183	$(23)	$(161)	$92	$(51)	$(35)	$40	$(27)	$4,020	$34

(a)	Earnings effects are primarily included in the "GE Capital revenues from services" and "Interest and other financial charges" captions in the Statement of Earnings.
(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were primarily a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represents the amount of unrealized gains or losses for the period included in earnings.
(d)
Represents derivative assets net of derivative liabilities and includes cash accruals of none and $11 million not reflected in the fair value hierarchy table for the three months ended June 30, 2016 and 2015, respectively.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Notes 15 and 19.
2016 2Q FORM 10-Q 97

CHANGES IN LEVEL 3 INSTRUMENTS FOR THE SIX MONTHS ENDED
										Net
										change in
		Net	Net							unrealized
		realized/	realized/							gains
		unrealized	unrealized							(losses)
		gains	gains							relating to
		(losses)	(losses)				Transfers	Transfers		instruments
	Balance at	included in	included				into	out of	Balance at	still held at
(In millions)	January 1	earnings(a)	in AOCI	Purchases	Sales	Settlements	Level 3(b)	Level 3(b)	June 30	June 30(c)
2016
Investment securities
Debt
U.S. corporate	$3,006	$8	$232	$233	$(5)	$(43)	$8	$(18)	$3,422	$-
State and municipal	30	-	2	-	-	-	-	-	32	-
Mortgage and
asset-backed	32	(19)	-	-	-	(6)	-	-	8	-
Corporate – non-U.S.	290	28	-	9	(82)	(1)	(1)	-	244	-
U.S. government and
federal agency	323	-	(15)	-	-	(1)	-	-	307	-
Equity	13	(6)	1	-	-	-	-	-	8	-
Derivatives(d)(e)	88	(22)	-	-	-	(39)	-	10	37	(20)
Other	259	-	-	-	-	-	-	(259)	-	-
Total	$4,042	$(12)	$221	$243	$(87)	$(90)	$7	$(267)	$4,057	$(20)
2015
Investment securities
Debt
U.S. corporate	$3,053	$(6)	$(86)	$181	$(49)	$(56)	$-	$(13)	$3,024	$-
State and municipal	58	-	(2)	-	-	(8)	-	-	47	-
Mortgage and
asset-backed	145	(9)	(9)	-	(32)	(3)	-	(13)	78	-
Corporate – non-U.S.	337	-	(4)	-	(49)	-	-	-	283	-
Government – non-U.S.	2	-	-	-	-	-	-	-	2	-
U.S. government and
federal agency	266	-	28	-	-	(1)	-	-	293	-
Equity	9	2	(2)	6	(6)	(4)	-	-	6	-
Derivatives(d)(e)	29	3	-	-	-	(8)	40	-	65	40
Other	277	(34)	-	-	(20)	-	-	-	222	(37)
Total	$4,175	$(44)	$(74)	$187	$(157)	$(80)	$41	$(27)	$4,020	$3

(a)	Earnings effects are primarily included in the "GE Capital revenues from services" and "Interest and other financial charges" captions in the Statement of Earnings.
(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 for the six months ended June 30, 2016 were primarily a result of the adoption of ASU 2015-02, Amendments to the Consolidation Analysis. See Note 1.

(c)	Represents the amount of unrealized gains or losses for the period included in earnings.
(d)
Represents derivative assets net of derivative liabilities and includes cash accruals of none and $11 million not reflected in the fair value hierarchy table for the six months ended June 30, 2016 and 2015, respectively.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Notes 15 and 19.
2016 2Q FORM 10-Q 98

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at June 30, 2016 and December 31, 2015.

	Remeasured during		Remeasured during
	the six months ended		the year ended
	June 30, 2016		December 31, 2015
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and financing receivables held for sale	$-	$33	$-	$154
Cost and equity method investments	-	226	1	436
Long-lived assets	32	634	2	882
Total	$32	$893	$3	$1,471

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at June 30, 2016 and 2015.

	Three months ended June 30		Six months ended June 30
(In millions)	2016	2015	2016	2015

Financing receivables and financing receivables held for sale	$-	$(19)	$(15)	$(21)
Cost and equity method investments	(18)	(60)	(95)	(91)
Long-lived assets	(172)	(23)	(227)	(57)
Total	$(190)	$(103)	$(337)	$(168)

2016 2Q FORM 10-Q 99

LEVEL 3 MEASUREMENTS - SIGNIFICANT UNOBSERVABLE INPUTS

				Range
(Dollars in millions)	Fair value	Valuation technique	Unobservable inputs	(weighted-average)

June 30, 2016
Recurring fair value measurements
Investment securities – Debt
U.S. corporate	$897	Income approach	Discount rate(a)	1.7%-13.5% (8.0%)
Mortgage and asset-backed	8	Income approach	Discount rate(a)	2.0%-5.0% (4.7%)

Non-recurring fair value measurements
Financing receivables and
financing receivables held for sale	$31	Income approach	Discount rate(a)	9.0%-30.0% (20.4%)

Cost and equity method investments	138	Income approach	Discount rate(a)	9.0%-20.0% (13.2%)

Long-lived assets	599	Income approach	Discount rate(a)	1.8%-25.0% (10.5%)

December 31, 2015
Recurring fair value measurements
Investment securities – Debt
U.S. corporate	$834	Income approach	Discount rate(a)	1.7%-14.1% (8.6%)
Mortgage and asset-backed	31	Income approach	Discount rate(a)	5.0%-12.0% (10.5%)
Corporate – non-U.S.	236	Income approach	Discount rate(a)	6.5%-14.0% (7.5%)
Other financial assets	259	Income approach,	EBITDA multiple	6.1X-15.0X (9.9X)
		Market comparables	Capitalization rate	7.8%-7.8% (7.8%)

Non-recurring fair value measurements
Financing receivables and
financing receivables held for sale	$146	Income approach	Discount rate(a)	6.5%-30.0% (10.7%)

Cost and equity method investments	293	Income approach,	Discount rate(a)	9.5%-35.0% (14.4%)

Long-lived assets	830	Income approach	Discount rate(a)	1.8%-11.7% (10.5%)

(a)	Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value.

At June 30, 2016 and December 31, 2015, other Level 3 recurring fair value measurements of $3,130 million and $2,637 million, respectively, and non-recurring measurements of $122 million and $122 million, respectively, are valued using non-binding broker quotes or other third-party sources. At June 30, 2016 and December 31, 2015, other recurring fair value measurements of $22 million and $32 million, respectively, and non-recurring fair value measurements of $4 million and $80 million, respectively, were individually insignificant and utilize a number of different unobservable inputs not subject to meaningful aggregation.
2016 2Q FORM 10-Q 100

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

	June 30, 2016		December 31, 2015
	Carrying		Carrying
	amount	Estimated	amount	Estimated
(In millions)	(net)	fair value	(net)	fair value

GE
Assets
Investments and notes receivable	$1,353	$1,437	$1,104	$1,174
Liabilities
Borrowings(a)(b)	19,331	20,822	18,397	18,954
Borrowings (debt assumed)(a)(c)	70,188	79,727	84,704	92,231

GE Capital
Assets
Loans	18,992	18,850	20,061	19,774
Time deposits(d)	3,550	3,550	10,386	10,386
Other commercial mortgages	1,356	1,481	1,381	1,447
Loans held for sale	692	692	342	342
Other financial instruments(e)	91	122	94	110
Liabilities
Borrowings(a)(f)(g)(h)	68,138	70,790	95,474	99,396
Investment contracts	2,870	3,490	2,955	3,441

(a)            See Note 9.

(b)            Included $93 million and $116 million of accrued interest in estimated fair value at June 30, 2016 and December 31, 2015, respectively.
(c)	Included $992 million and $1,006 million of accrued interest in estimated fair value at June 30, 2016 and December 31, 2015, respectively.
(d)	Balances at June 30, 2016 and December 31, 2015 included $3,550 million and $10,386 million, respectively of high quality interest bearing deposits of global banks, that matured in April and July 2016.
(e)	Principally comprises cost method investments.
(f)	Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at June 30, 2016 and December 31, 2015 would have been reduced by $5,299 million and $3,001 million, respectively.
(g)	Included $668 million and $1,103 million of accrued interest in estimated fair value at June 30, 2016 and December 31, 2015, respectively.

(h)	Excluded $65,186 million and $84,704 million of intercompany payable to GE at June 30, 2016 and December 31, 2015 respectively, which includes a reduction for a $5,002 million short-term loan in second quarter of 2016 from GE Capital to GE, which bears the right of offset against amounts owed under the assumed debt agreement.

NOTIONAL AMOUNTS OF LOAN COMMITMENTS

(In millions)	June 30, 2016	December 31, 2015

Ordinary course of business lending commitments(a)	$448	$531
Unused revolving credit lines	213	279

(a)	Excluded investment commitments of $758 million and $782 million at June 30, 2016 and December 31, 2015, respectively.

2016 2Q FORM 10-Q 101

SECURITIES REPURCHASE AND REVERSE REPURCHASE ARRANGEMENTS

Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks primarily for purposes of liquidity management. Any such agreements are reported in short-term borrowings on the financial statements. No repurchase agreements were accounted for as off-book financing and we do not engage in securities lending transactions. At June 30, 2016, we were party to no repurchase agreements.

We also enter into reverse securities repurchase agreements, primarily for short-term investment with maturities of 90 days or less. At June 30, 2016, we were party to reverse repurchase agreements totaling $9.7 billion, which were reported in cash and equivalents on the financial statements. Under these reverse securities repurchase agreements, we typically lend available cash at a specified rate of interest and hold U.S. or highly-rated European government securities as collateral during the term of the agreement. Collateral value is in excess of amounts loaned under the agreements.

DERIVATIVES AND HEDGING

In this section, we explain how we use derivatives to manage our risks and how these financial instruments are reflected in our financial statements. Our use of derivatives relates solely to risk management; we do not use derivatives for speculation. As discussed elsewhere in this report, we are executing a plan to reduce the size and scope of our financial services business, with the intention of principally retaining those activities that support our industrial businesses. The affected businesses have either been sold or are held for sale and are presented as discontinued operations in our financial statements as of June 30, 2016. As a result of these actions, the significance of financial services hedging activity will diminish significantly in the future.

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

2016 2Q FORM 10-Q 102

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

FINANCIAL STATEMENT EFFECTS - CASH FLOW HEDGES

	Three months ended June 30		Six months ended June 30
(In millions)	2016	2015	2016	2015

Balance sheet changes
Fair value of derivatives increase (decrease)	$11	$446	$(45)	$(637)
Shareowners' equity (increase) decrease	(12)	(446)	45	637

Earnings (loss) related to ineffectiveness	-	-	1	-
Earnings (loss) effect of derivatives(a)	14	415	(71)	(582)

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

2016 2Q FORM 10-Q 103

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

FINANCIAL STATEMENT EFFECTS - FAIR VALUE HEDGES

	Three months ended June 30		Six months ended June 30
(In millions)	2016	2015	2016	2015

Balance sheet changes
Fair value of derivative increase (decrease)	$888	$(1,924)	$2,610	$(873)
Adjustment to carrying amount of hedged debt (increase) decrease	(933)	1,872	(2,688)	789

Earnings (loss) related to hedge ineffectiveness	(46)	(52)	(77)	(84)

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

FINANCIAL STATEMENT EFFECTS - NET INVESTMENT HEDGES

	Three months ended June 30		Six months ended June 30
(In millions)	2016	2015	2016	2015

Balance sheet changes
Fair value of derivatives increase (decrease)	$(282)	$(1,578)	$47	$3,367
Fair value of non-derivatives (increase) decrease	(318)	-	(120)	-
Shareowners' equity (increase) decrease	609	1,566	40	(3,423)

Earnings (loss) related to
spot-forward differences and ineffectiveness	8	(12)	(34)	(56)
Earnings (loss) related to
reclassification upon sale or liquidation(a)	(380)	(196)	(1,072)	589

(a)	Included $(380) million and $(196) million recorded in discontinued operations in the three months ended June 30, 2016 and 2015, and $(1,072) million and $592 million recorded in discontinued operations in the six months ended June 30, 2016 and 2015, respectively.

The effect of changes in currency exchange rates on the fair value of derivatives we use in net investment hedging arrangements is presented below.

Currency forwards/swaps	U.S. dollar strengthens	U.S. dollar weakens
Receive U.S. dollars/pay foreign currency	Fair value increases	Fair value decreases
2016 2Q FORM 10-Q 104

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

FINANCIAL STATEMENT EFFECTS - ECONOMIC HEDGES

	Three months ended June 30		Six months ended June 30
(In millions)	2016	2015	2016	2015

Balance sheet changes
Change in fair value of economic hedge increase (decrease)	$159	$875	$(143)	$(2,243)
Change in carrying amount of item being hedged increase (decrease)	(288)	(981)	(177)	2,148

Earnings (loss) effect of economic hedges(a)	(130)	(106)	(321)	(95)

(a)            Offset by the future earnings effects of economically hedged item.

The table below explains the effects of market rate changes on the fair value of derivatives we use most commonly as economic hedges.

Interest rate forwards/swaps interest rate	Interest rate increases	Interest rate decreases
Pay floating rate/receive fixed rate	Fair value decreases	Fair value increases

Currency forwards/swaps	U.S. dollar strengthens	U.S. dollar weakens
Pay U.S. dollars/receive foreign currency	Fair value decreases	Fair value increases
Receive U.S. dollars/pay foreign currency	Fair value increases	Fair value decreases

Commodity derivatives	Price increases	Price decreases
Receive commodity/ pay fixed price	Fair value increases	Fair value decreases

2016 2Q FORM 10-Q 105

NOTIONAL AMOUNT OF DERIVATIVES

The notional amount of a derivative is the number of units of the underlying (for example, the notional principal amount of the debt in an interest rate swap). The notional amount is used to compute interest or other payment streams to be made under the contract and is a measure of our level of activity. We generally disclose derivative notional amounts on a gross basis. A substantial majority of the outstanding notional amount of $205 billion at June 30, 2016 is related to managing interest rate and currency risk between financial assets and liabilities in our financial services business. The remaining derivative notional primarily relates to hedges of anticipated sales and purchases in foreign currency, commodity purchases and contractual terms in contracts that are considered embedded derivatives.

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

CARRYING AMOUNTS RELATED TO DERIVATIVES

(In millions)	June 30, 2016	December 31, 2015

Derivative assets	$7,709	$7,391
Derivative liabilities	(4,477)	(5,681)
Accrued interest	728	1,014
Cash collateral & credit valuation adjustment	(2,991)	(1,141)
Net Derivatives	969	1,583
Securities held as collateral	(1,038)	(1,277)
Net amount	$(69)	$306

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

	Three months ended June 30			Six months ended June 30
	Effect on	Effect on	Effect on	Effect on	Effect on	Effect on
(In millions)	hedging instrument	underlying	earnings	hedging instrument	underlying	earnings

2016
Cash flow hedges	$11	$(12)	$-	$(45)	$45	$1
Fair value hedges	888	(933)	(46)	2,610	(2,688)	(77)
Net investment hedges(a)	(600)	609	8	(73)	40	(34)
Economic hedges(b)	159	(288)	(130)	(143)	(177)	(321)
Total			$(168)			$(431)

2015
Cash flow hedges	$446	$(446)	$-	$(637)	$637	$-
Fair value hedges	(1,924)	1,872	(52)	(873)	789	(84)
Net investment hedges(a)	(1,578)	1,566	(12)	3,367	(3,423)	(56)
Economic hedges(b)	875	(981)	(106)	(2,243)	2,148	(95)
Total			$(170)			$(235)

The amounts in the table above generally do not include associated derivative accruals in income or expense.

(a)                Both derivatives and non-derivatives hedging instruments are included.
(b)                Net effect is substantially offset by the change in fair value of the hedged item that will affect earnings in future periods.

Note 12 provides additional information about changes in shareowners' equity related to hedging and amounts released to earnings. Other supplemental information about derivatives and hedging can be found in Note 19.
2016 2Q FORM 10-Q 106

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

CONSOLIDATED VARIABLE INTEREST ENTITIES

Our most significant consolidated VIEs are the three joint ventures we formed with Alstom to facilitate the Alstom acquisition. These joint ventures include grid technology, renewable energy, and global nuclear and French steam power. The combined assets, liabilities and redeemable non-controlling interest in the joint ventures as of June 30, 2016 was $13,614 million, $10,295 million and $2,950 million, respectively. Further information about the formation of the Alstom joint ventures is provided in Note 7. These joint ventures are VIEs due to the nature of the exit mechanisms held by Alstom and are consolidated by GE because we control all significant activities of the joint ventures. As these joint ventures are businesses, would otherwise be consolidated under the voting model and their assets can be used for purposes other than settlement of the joint ventures' obligations, there is no continuing VIE disclosure requirement for these consolidated joint ventures.

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

Other remaining assets and liabilities of consolidated VIEs within GE and GE Capital relate primarily to three categories of entities: (1) joint ventures that lease equipment with $746 million of assets and $743 million of liabilities; (2) other entities that are involved in power generating and leasing activities with $385 million of assets and $177 million of liabilities; and (3) insurance entities that, among other lines of business, provide property and casualty and workers' compensation coverage for GE with $1,716 million of assets and $1,118 million of liabilities.

2016 2Q FORM 10-Q 107

ASSETS AND LIABILITIES OF CONSOLIDATED VIEs

		GE Capital
		Trade receivables		Other
(In millions)	GE	securitization(a)		securitization(a)	Other	Total

June 30, 2016
Assets
Financing receivables, net	$-	$-		$926	$745	$1,671
Current receivables	152	2,683	(b)	-	1	2,836
Investment securities	-	-		-	1,516	1,516
Other assets	1,099	-		33	1,144	2,276
Total	$1,251	$2,683		$959	$3,406	$8,299

Liabilities
Borrowings	$41	$-		$827	$867	$1,735
Non-recourse borrowings	-	1,905		100	-	2,005
Other liabilities	1,161	31		30	1,343	2,565
Total	$1,202	$1,936		$957	$2,210	$6,305

December 31, 2015
Assets
Financing receivables, net	$-	$-		$-	$882	$882
Current receivables	385	3,506	(b)	-	-	3,891
Investment securities	-	-		-	1,404	1,404
Other assets	2,482	24		-	1,068	3,574
Total	$2,867	$3,530		$-	$3,354	$9,751

Liabilities
Borrowings	$221	$-		$-	$960	$1,181
Non-recourse borrowings	-	3,022		-	61	3,083
Other liabilities	2,289	34		-	1,234	3,557
Total	$2,510	$3,056		$-	$2,255	$7,821

(a)
We provide servicing to the CSEs and are contractually permitted to commingle cash collected from customers on financing receivables sold to CSE investors with our own cash prior to payment to a CSE, provided our short-term credit rating does not fall below A-1/P-1. These CSEs also owe us amounts for purchased financial assets and scheduled interest and principal payments. At June 30, 2016 and December 31, 2015, the amounts of commingled cash owed to the CSEs were $860 million and $1,093 million, respectively, and the amounts owed to us by CSEs were $12 million and $7 million, respectively.

(b)
In June 2016, we completed the sale of our Appliances business to Haier and sold all of the Appliances receivables purchased by the securitization trust to Haier for $773 million. Further information about the sale is provided in Note 2. At December 31, 2015, included $737 million of receivables purchased from Appliances.

Total revenues from our consolidated VIEs were $439 million and $212 million in the three months ended June 30, 2016 and 2015, respectively, and $794 million and $714 million in the six months ended June 30, 2016 and 2015, respectively. Related expenses consisted primarily of cost of goods and services of $257 million and $386 million in the three months ended June 30, 2016 and 2015, respectively, and $601 million and $723 million in the six months ended June 30, 2016 and 2015, respectively.

INVESTMENTS IN UNCONSOLIDATED VARIABLE INTEREST ENTITIES

Our involvement with unconsolidated VIEs primarily consists of assisting in the formation and financing of the entity. We are not required to consolidate these entities because the nature of our involvement with the activities of the VIEs does not give us power over decisions that significantly affect their economic performance.

Our largest exposure to unconsolidated VIEs consists of investments in long-lived, capital intensive energy projects and companies ($6,005 million). The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the characteristics of the investment we hold.
2016 2Q FORM 10-Q 108

INVESTMENTS IN UNCONSOLIDATED VIEs

(In millions)	June 30, 2016	December 31, 2015

Other assets and investment securities	$5,437	$745
Financing receivables – net	13	13
Total investments	5,450	758
Contractual obligations to fund investments, guarantees or revolving lines of credit	866	29
Total exposure(a)	$6,316	$787

(a)	The increase in the unconsolidated VIE disclosure above is a result of adoption of ASU 2015-02 on January 1, 2016. These investments, prior to the adoption of ASU 2015-02, were not considered VIEs. Further information is provided in Note 1.

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

These intercompany transactions are reported in the GE and GE Capital columns of our financial statements, but are eliminated in deriving our consolidated financial statements. Effects of these eliminations on our consolidated cash flows from operating, investing and financing activities are $(9,193) million, $2,918 million and $6,275 million in the six months ended June 30, 2016, and $1,105 million, $(1,848) million and $743 million in the six months ended June 30, 2015, respectively. Details of these eliminations are shown below.

	Six months ended June 30
(In millions)	2016	2015

Cash from (used for) operating activities-continuing operations
Combined	$11,129	$1,828
GE customer receivables sold to GE Capital	1,499	1,169
GE Capital dividends to GE	(11,000)	(450)
Other reclassifications and eliminations	308	385
	$1,936	$2,932
Cash from (used for) investing activities-continuing operations
Combined	$39,496	$26,605
GE customer receivables sold to GE Capital	(1,652)	(1,493)
Other reclassifications and eliminations	4,570	(356)
	$42,414	$24,756
Cash from (used for) financing activities-continuing operations
Combined	$(68,960)	$(17,214)
GE customer receivables sold to GE Capital	153	324
GE Capital dividends to GE	11,000	450
Other reclassifications and eliminations	(4,878)	(30)
	$(62,685)	$(16,470)

2016 2Q FORM 10-Q 109

NOTE 18. GUARANTOR FINANCIAL INFORMATION

GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On October 26, 2015, GE Capital International Funding Company Unlimited Company, formerly GE Capital International Funding Company (the Issuer), then a finance subsidiary of General Electric Capital Corporation, settled its previously announced private offers to exchange (the Exchange Offers) the Issuer's new senior unsecured notes for certain outstanding debt securities of General Electric Capital Corporation.

The new notes that were issued were composed of $15.3 billion of 0.964% Six Month Notes due April 2016 (which have subsequently been repaid upon maturity), £0.8 billion of 1.363% Six Month Notes due April 2016 (which have subsequently been repaid upon maturity), $6.1 billion of 2.342% Notes due 2020, $2.0 billion of 3.373% Notes due 2025 and $11.5 billion of 4.418% Notes due 2035. These notes were fully and unconditionally, jointly and severally guaranteed by both the Company and GE Capital International Holdings Limited (GECIHL) (each a Guarantor, and together, the Guarantors).

Under the terms of a registration rights agreement entered into in connection with the Exchange Offers, the Issuer and the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission (SEC) for an offer to exchange new senior notes of the Issuer registered with the SEC and guaranteed by the Guarantors for certain of the Issuer's outstanding unregistered senior notes. This exchange was completed in July 2016.

PRESENTATION

In connection with the registration of the senior notes, the Company is required to provide certain financial information regarding the Issuer and the Guarantors of the registered securities. Included are the Condensed Consolidating Statements of Earnings and Comprehensive Income for the three months ended June 30, 2016 and 2015 and six months ended June 30, 2016 and 2015, Condensed Consolidating Statements of Financial Position as of June 30, 2016 and December 31, 2015 and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2016 and 2015 for:


General Electric Company (the Parent Company Guarantor) - prepared with investments in subsidiaries accounted for under the equity method of accounting and excluding any inter-segment eliminations. The equity basis earnings (losses) of subsidiaries are reflected in the captions "Equity in earnings (losses) of affiliates" and "Earnings (loss) from discontinued operations, net of tax";


GE Capital International Funding Company Unlimited Company (the Subsidiary Issuer) – incorporated in May 2015 as a finance subsidiary for debt and reflects activity subsequent to the issuance of new notes on October 26, 2015;


GE Capital International Holdings Limited (GECIHL) (the Subsidiary Guarantor) - prepared with investments in non-guarantor subsidiaries accounted for under the equity method of accounting and reflects activity subsequent to the GE Capital Reorganization on December 3, 2015. The equity basis earnings (losses) of subsidiaries are reflected in the captions "Equity in earnings (losses) of affiliates" and "Earnings (loss) from discontinued operations, net of tax";

	Non-Guarantor Subsidiaries - prepared on an aggregated basis excluding any elimination or consolidation adjustments and includes predominantly all non-cash adjustments for cash flows;
	Consolidating Adjustments - adjusting entries necessary to consolidate the Parent Company Guarantor with the Subsidiary Issuer, the Subsidiary Guarantor and Non-Guarantor Subsidiaries; and
	Consolidated - prepared on a consolidated basis.
2016 2Q FORM 10-Q 110

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(in millions)	Guarantor	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

Revenues and other income
Sales of goods and services	$10,664	$-	$-	$38,202	$(20,838)	$28,028
Other income	(264)	-	-	16,043	(12,629)	3,150
Equity in earnings (loss) of affiliates	5,228	-	(5)	15,305	(20,528)	-
GE Capital revenues from services	-	200	722	1,760	(365)	2,316
Total revenues and other income	15,628	200	717	71,310	(54,359)	33,494

Costs and expenses
Interest and other financial charges	851	175	677	1,412	(1,790)	1,326
Investment contracts, insurance losses and
insurance annuity benefits	-	-	-	815	(40)	776
Other costs and expenses	11,601	-	19	37,971	(22,022)	27,569
Total costs and expenses	12,453	175	695	40,198	(23,852)	29,670
Earnings (loss) from continuing
operations before income taxes	3,175	25	21	31,111	(30,508)	3,824
Benefit (provision) for income taxes	256	(3)	(43)	(435)	(254)	(479)
Earnings (loss) from continuing operations	3,430	22	(22)	30,676	(30,762)	3,345
Earnings (loss) from discontinued
operations, net of taxes	(541)	-	(521)	600	(80)	(541)
Net earnings (loss)	2,890	22	(542)	31,277	(30,841)	2,804
Less net earnings (loss) attributable to
noncontrolling interests	-	-	-	(66)	(20)	(86)
Net earnings (loss) attributable to
the Company	2,890	22	(542)	31,342	(30,822)	2,890
Other comprehensive income (loss)	807	-	246	579	(825)	807
Comprehensive income (loss) attributable
to the Company	$3,696	$22	$(297)	$31,922	$(31,646)	$3,696

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(in millions)	Guarantor	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

Revenues and other income
Sales of goods and services	$11,463	$-	$-	$33,442	$(18,849)	$26,056
Other income	610	-	-	3,352	(3,183)	780
Equity in earnings (loss) of affiliates	2,336	-	-	3,338	(5,673)	-
GE Capital revenues from services	-	-	-	9,068	(6,678)	2,390
Total revenues and other income	14,409	-	-	49,200	(34,383)	29,226

Costs and expenses
Interest and other financial charges	817	-	-	2,277	(2,382)	713
Investment contracts, insurance losses and
insurance annuity benefits	-	-	-	709	(52)	657
Other costs and expenses	12,505	-	-	37,984	(25,244)	25,245
Total costs and expenses	13,322	-	-	40,971	(27,679)	26,614
Earnings (loss) from continuing
operations before income taxes	1,086	-	-	8,229	(6,704)	2,612
Benefit (provision) for income taxes	497	-	-	(2,854)	1,558	(799)
Earnings (loss) from continuing operations	1,584	-	-	5,375	(5,146)	1,813
Earnings (loss) from discontinued
operations, net of taxes	(2,943)	-	-	(367)	363	(2,947)
Net earnings (loss)	(1,360)	-	-	5,008	(4,783)	(1,134)
Less net earnings (loss) attributable to
noncontrolling interests	-	-	-	97	128	225
Net earnings (loss) attributable to
the Company	(1,360)	-	-	4,911	(4,911)	(1,360)
Other comprehensive income (loss)	4,158	-	-	1,206	(1,206)	4,158
Comprehensive income (loss) attributable
to the Company	$2,798	$-	$-	$6,116	$(6,116)	$2,798

2016 2Q FORM 10-Q 111

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(in millions)	Guarantor	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

Revenues and other income
Sales of goods and services	$20,676	$-	$-	$71,961	$(39,295)	$53,342
Other income	(38)	-	-	19,484	(16,288)	3,158
Equity in earnings (loss) of affiliates	6,135	-	665	28,928	(35,728)	-
GE Capital revenues from services	-	596	1,019	6,344	(3,121)	4,838
Total revenues and other income	26,774	596	1,683	126,717	(94,431)	61,339

Costs and expenses
Interest and other financial charges	1,662	547	1,608	3,171	(3,927)	3,062
Investment contracts, insurance losses and
insurance annuity benefits	-	-	-	1,487	(70)	1,417
Other costs and expenses	22,057	-	55	73,137	(42,452)	52,797
Total costs and expenses	23,719	548	1,663	77,795	(46,449)	57,276
Earnings (loss) from continuing
operations before income taxes	3,055	48	20	48,922	(47,983)	4,063
Benefit (provision) for income taxes	875	(6)	(46)	(958)	(205)	(340)
Earnings (loss) from continuing operations	3,929	42	(26)	47,964	(48,187)	3,723
Earnings (loss) from discontinued
operations, net of taxes	(849)	-	(996)	174	821	(849)
Net earnings (loss)	3,081	42	(1,022)	48,138	(47,366)	2,874
Less net earnings (loss) attributable to
noncontrolling interests	-	-	-	(91)	(116)	(207)
Net earnings (loss) attributable to
the Company	3,081	42	(1,022)	48,230	(47,250)	3,081
Other comprehensive income (loss)	1,631	(12)	63	847	(898)	1,631
Comprehensive income (loss) attributable
to the Company	$4,711	$30	$(958)	$49,076	$(48,148)	$4,711

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(in millions)	Guarantor	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

Revenues and other income
Sales of goods and services	$21,135	$-	$-	$64,776	$(36,172)	$49,739
Other income	413	-	-	4,399	(3,889)	922
Equity in earnings (loss) of affiliates	(1,084)	-	-	14,976	(13,892)	-
GE Capital revenues from services	-	-	-	17,623	(12,819)	4,804
Total revenues and other income	20,464	-	-	101,775	(66,773)	55,466

Costs and expenses
Interest and other financial charges	1,570	-	-	4,646	(4,886)	1,331
Investment contracts, insurance losses and
insurance annuity benefits	-	-	-	1,354	(84)	1,270
Other costs and expenses	23,020	-	-	78,800	(53,187)	48,633
Total costs and expenses	24,589	-	-	84,800	(58,156)	51,233
Earnings (loss) from continuing
operations before income taxes	(4,125)	-	-	16,975	(8,617)	4,233
Benefit (provision) for income taxes	1,071	-	-	(9,927)	1,763	(7,093)
Earnings (loss) from continuing operations	(3,054)	-	-	7,047	(6,853)	(2,860)
Earnings (loss) from discontinued
operations, net of taxes	(11,879)	-	-	(2,693)	2,689	(11,883)
Net earnings (loss)	(14,933)	-	-	4,355	(4,165)	(14,743)
Less net earnings (loss) attributable to
noncontrolling interests	-	-	-	197	(7)	190
Net earnings (loss) attributable to
the Company	(14,933)	-	-	4,158	(4,158)	(14,933)
Other comprehensive income (loss)	(34)	-	-	(3,785)	3,785	(34)
Comprehensive income (loss) attributable
to the Company	$(14,967)	$-	$-	$373	$(373)	$(14,967)

2016 2Q FORM 10-Q 112

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
JUNE 30, 2016 (UNAUDITED)

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(In millions)	Guarantor	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

Assets
Cash and equivalents	$2,863	$-	$37	$53,408	$(4,185)	$52,123
Investment securities	7	-	-	46,336	(6,623)	39,720
Receivables - net	67,759	17,077	61,339	73,581	(175,943)	43,813
Inventories	5,295	-	-	21,957	(2,528)	24,723
Property, plant and equipment - net	5,494	-	-	46,395	(1,453)	50,436
Investment in subsidiaries(a)	284,657	-	77,908	420,869	(783,434)	-
Goodwill and intangible assets	7,709	-	-	54,590	21,448	83,747
All other assets	15,293	1,558	1,019	227,904	(188,741)	57,033
Assets of discontinued operations	-	-	-	-	49,865	49,865
Total assets	$389,078	$18,635	$140,303	$945,039	$(1,091,594)	$401,461

Liabilities and equity
Short-term borrowings	$166,625	$-	$47,814	$31,729	$(214,242)	$31,927
Accounts payable	3,555	-	-	38,275	(28,715)	13,115
Other current liabilities	12,148	27	58	27,183	(674)	38,742
Long-term and non-recourse borrowings	78,035	18,361	62,445	84,118	(118,449)	124,509
All other liabilities	42,031	90	714	59,862	(13,665)	89,031
Liabilities of discontinued operations	-	-	-	-	14,384	14,384
Total Liabilities	302,394	18,478	111,031	241,166	(361,361)	311,708

Redeemable noncontrolling interests	-	-	-	2,266	803	3,070

GE shareowners' equity	84,991	158	29,271	699,629	(729,058)	84,991
Noncontrolling interests	1,693	-	-	1,977	(1,977)	1,693
Total equity	86,684	158	29,271	701,607	(731,036)	86,684
Total liabilities, redeemable
noncontrolling interests and equity	$389,078	$18,635	$140,303	$945,039	$(1,091,594)	$401,461

(a)	Included within the subsidiaries of the Subsidiary Guarantor are cash and cash equivalent balances of $26.0 billion and net assets of discontinued operations of $24.9 billion.
2016 2Q FORM 10-Q 113

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
DECEMBER 31, 2015

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(In millions)	Guarantor	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

Assets
Cash and equivalents	$4,137	$-	$-	$86,955	$(20,609)	$70,483
Investment securities	14	-	-	40,886	(8,927)	31,973
Receivables - net	88,696	33,232	69,306	75,909	(221,286)	45,856
Inventories	5,447	-	-	19,762	(2,694)	22,515
Property, plant and equipment - net	6,540	-	-	56,808	(9,253)	54,095
Investment in subsidiaries(a)	274,471	-	78,505	405,686	(758,662)	-
Goodwill and intangible assets	7,793	-	-	61,412	14,118	83,323
All other assets	15,732	11	915	247,611	(200,392)	63,876
Assets of discontinued operations	-	-	-	-	120,951	120,951
Total assets	$402,828	$33,242	$148,725	$995,029	$(1,086,754)	$493,071

Liabilities and equity
Short-term borrowings	$145,051	$16,204	$71,862	$60,601	$(243,858)	$49,860
Accounts payable	6,096	-	-	37,636	(30,052)	13,680
Other current liabilities	14,482	(1)	17	34,903	(7,860)	41,540
Long-term and non-recourse borrowings	97,471	16,423	46,392	105,801	(118,345)	147,742
All other liabilities	41,455	489	224	57,996	(9,514)	90,651
Liabilities of discontinued operations	-	-	-	-	46,487	46,487
Total Liabilities	304,555	33,115	118,495	296,937	(363,141)	389,961

Redeemable noncontrolling interests	-	-	-	2,888	84	2,972

GE shareowners' equity	98,274	127	30,230	693,589	(723,946)	98,274
Noncontrolling interests	-	-	-	1,616	248	1,864
Total equity	98,274	127	30,230	695,204	(723,697)	100,138
Total liabilities, redeemable
noncontrolling interests and equity	$402,828	$33,242	$148,725	$995,029	$(1,086,754)	$493,071

(a)	Included within the subsidiaries of the Subsidiary Guarantor are cash and cash equivalent balances of $40.1 billion and net assets of discontinued operations of $40.0 billion.
2016 2Q FORM 10-Q 114

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(In millions)	Guarantor	Issuer	Guarantor	Subsidiaries	adjustments	Consolidated

Cash flows – operating activities
Cash from (used for) operating activities -
continuing operations	$(21,092)	$182	$1,032	$10,275	$11,539	$1,936
Cash from (used for) operating activities -
discontinued operations	(849)	-	(996)	(3,826)	821	(4,849)
Cash from (used for) operating activities	(21,941)	182	37	6,449	12,361	(2,913)

Cash flows – investing activities
Cash from (used for) investing activities –
continuing operations	17,416	16,084	7,995	97,631	(96,712)	42,414
Cash from (used for) investing activities –
discontinued operations	-	-	-	(10,646)	-	(10,646)
Cash from (used for) investing activities	17,416	16,084	7,995	86,985	(96,712)	31,768

Cash flows – financing activities
Cash from (used for) financing activities –
continuing operations	3,252	(16,265)	(7,995)	(142,451)	100,775	(62,685)
Cash from (used for) financing activities –
discontinued operations	-	-	-	(711)	-	(711)
Cash from (used for) financing activities	3,252	(16,265)	(7,995)	(143,162)	100,775	(63,396)
Effect of currency exchange rate changes
on cash and equivalents	-	-	-	(24)	-	(24)
Increase (decrease) in cash and equivalents	(1,274)	-	37	(49,752)	16,424	(34,565)
Cash and equivalents at beginning of year	4,137	-	-	107,350	(20,609)	90,878
Cash and equivalents at June 30	2,863	-	37	57,598	(4,185)	56,313
Less cash and equivalents of discontinued
operations at June 30	-	-	-	4,190	-	4,190
Cash and equivalents of continuing operations
at June 30	$2,863	$-	$37	$53,408	$(4,185)	$52,123

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(In millions)	Guarantor	Issuer	Guarantor	Subsidiaries	adjustments	Consolidated

Cash flows – operating activities
Cash from (used for) operating activities -
continuing operations	$(13,885)	$-	$-	$66,152	$(49,336)	$2,932
Cash from (used for) operating activities -
discontinued operations	(11,879)	-	-	18,644	2,689	9,454
Cash from (used for) operating activities	(25,763)	-	-	84,795	(46,647)	12,385

Cash flows – investing activities
Cash from (used for) investing activities –
continuing operations	26,326	-	-	(120,772)	119,202	24,756
Cash from (used for) investing activities –
discontinued operations	-	-	-	(8,209)	-	(8,209)
Cash from (used for) investing activities	26,326	-	-	(128,981)	119,202	16,547

Cash flows – financing activities
Cash from (used for) financing activities –
continuing operations	(2,388)	-	-	58,236	(72,317)	(16,470)
Cash from (used for) financing activities –
discontinued operations	-	-	-	(2,240)	-	(2,240)
Cash from (used for) financing activities	(2,388)	-	-	55,996	(72,317)	(18,710)
Effect of currency exchange rate changes
on cash and equivalents	-	-	-	(2,887)	-	(2,887)
Increase (decrease) in cash and equivalents	(1,826)	-	-	8,923	238	7,336
Cash and equivalents at beginning of year	4,820	-	-	108,400	(22,203)	91,017
Cash and equivalents at June 30	2,994	-	-	117,324	(21,965)	98,353
Less cash and equivalents of discontinued
operations at June 30	-	-	-	19,992	-	19,992
Cash and equivalents of continuing operations
at June 30	$2,994	$-	$-	$97,331	$(21,965)	$78,360
2016 2Q FORM 10-Q 115

NOTE 19. SUPPLEMENTAL INFORMATION

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

FAIR VALUE OF DERIVATIVES

	June 30, 2016		December 31, 2015
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$5,773	$24	$4,132	$158
Currency exchange contracts	335	630	1,109	1,383
Other contracts	-	-	-	-
	6,108	653	5,241	1,541

Derivatives not accounted for as hedges
Interest rate contracts	119	101	119	44
Currency exchange contracts	1,196	3,700	1,715	4,048
Other contracts	286	23	315	49
	1,601	3,823	2,149	4,141

Gross derivatives recognized in statement of
financial position
Gross derivatives	7,709	4,477	7,391	5,681
Gross accrued interest	760	32	1,001	(13)
	8,469	4,509	8,392	5,668

Amounts offset in statement of financial position
Netting adjustments(a)	(2,978)	(2,969)	(4,326)	(4,326)
Cash collateral(b)	(3,843)	(861)	(1,784)	(642)
	(6,821)	(3,830)	(6,110)	(4,968)

Net derivatives recognized in statement of
financial position
Net derivatives	1,648	678	2,282	700

Amounts not offset in statement of
financial position
Securities held as collateral(c)	(1,038)	-	(1,277)	-

Net amount	$610	$678	$1,005	$700

Derivatives are classified in the captions "All other assets" and "All other liabilities" and the related accrued interest is classified in "Other GE Capital receivables" and "All other liabilities" in our financial statements.

(a) The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk. At June 30, 2016 and December 31, 2015, the cumulative adjustment for non-performance risk was $(9) million and insignificant, respectively.
(b) Excluded excess cash collateral received and posted of $61 million and $79 million at June 30, 2016, respectively, and $48 million and $379 million at December 31, 2015, respectively.
(c) Excluded excess securities collateral received of $54 million and $107 million at June 30, 2016 and December 31, 2015, respectively.

2016 2Q FORM 10-Q 116

CASH FLOW HEDGE ACTIVITY
			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the three months ended June 30		for the three months ended June 30
(In millions)	2016	2015	2016	2015

Interest rate contracts	$12	$(7)	$(26)	$(22)
Currency exchange contracts	1	452	40	437
Commodity contracts	(1)	1	(1)	-
Total(a)	$12	$446	$14	$415

CASH FLOW HEDGE ACTIVITY
			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the six months ended June 30		for the six months ended June 30
(In millions)	2016	2015	2016	2015

Interest rate contracts	$31	$(10)	$(55)	$(61)
Currency exchange contracts	(77)	(625)	(13)	(520)
Commodity contracts	-	(2)	(3)	(1)
Total(a)	$(45)	$(637)	$(71)	$(582)

(a)	Gain (loss) is recorded in GE Capital revenues from services, interest and other financial charges, and other costs and expenses when reclassified to earnings.

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $23 million loss at June 30, 2016. We expect to transfer $93 million loss to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In both the six months ended 2016 and 2015, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At June 30, 2016 and 2015, the maximum term of derivative instruments that hedge forecasted transactions was 16 years and 17 years, respectively. See Note12 for additional information about reclassifications out of AOCI.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. The fair value of such collateral was $4,882 million at June 30, 2016, of which $3,843 million was cash and $1,038 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $861 million at June 30, 2016. At June 30, 2016, our exposure to counterparties (including accrued interest), net of collateral we hold, was $511 million. This excludes exposure related to embedded derivatives.

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3 or other ratings levels agreed upon with the counterparty. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability, after consideration of collateral posted by us and outstanding interest payments was $721 million at June 30, 2016. This excludes exposure related to embedded derivatives.
2016 2Q FORM 10-Q 117

EXHIBITS

Exhibit 10(a)	Form of Agreement for Long-Term Performance Award Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan (as amended and restated April 25, 2012).
Exhibit 11 Exhibit 12(a) Exhibit 12(b)
Computation of Per Share Earnings.*

Computation of Ratio of Earnings to Fixed Charges.
Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends..

Exhibit 31(a)	Certification Pursuant to Rules 13a14(a) or 15d14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 31(b)	Certification Pursuant to Rules 13a14(a) or 15d14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.
Exhibit 101
The following materials from General Electric Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three months ended June 30, 2016 and 2015, (ii) Consolidated Statement of Comprehensive Income (Loss) for the three months ended June 30, 2016 and 2015, (iii) Consolidated Statement of Changes in Shareowners' Equity for the six months ended June 30, 2016 and 2015, (iv) Statement of Financial Position at June 30, 2016 and December 31, 2015, (v) Statement of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.

* Data required by Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share, is provided in Note 13 to the Consolidated Financial Statements in this Report.

2016 2Q FORM 10-Q 118

FORM 10-Q CROSS REFERENCE INDEX

Item Number		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	61-117

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	4-55,57

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Not applicable(a)

Item 4.	Controls and Procedures	56

Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	58-59

Item 1A.	Risk Factors	Not applicable(b)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3.	Defaults Upon Senior Securities	Not applicable

Item 4.	Mine Safety Disclosures	Not applicable

Item 5.	Other Information	Not applicable

Item 6.	Exhibits	118

Signatures		120

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

2016 2Q FORM 10-Q 119

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
August 1, 2016	/s/ Jan R. Hauser
Date	Jan R. Hauser Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

2016 2Q FORM 10-Q 120