Form 10-Q
period 2016-09-30
GENERAL ELECTRIC CO
filed 2016-11-02
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 001-00035 GENERAL ELECTRIC COMPANY (Exact name of registrant as specified in its charter)

New York	14-0689340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 Farnsworth Street, Boston, MA	02210
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code) (617) 443-3000 _______________________________________________ (Former name, former address and former fiscal year, if changed since last report)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 8,846,390,000 shares of common stock with a par value of $0.06 per share outstanding at September 30, 2016.

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
Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about our announced plan to combine our Oil & Gas business with Baker Hughes, including projected revenue and cost synergies, impact on our earnings per share, and the timing and structure of the proposed transaction; our announced plan to reduce the size of our financial services businesses, including expected cash and non-cash charges associated with this plan and earnings per share of GE Capital's retained businesses (Verticals); expected income; earnings per share; revenues; organic growth; growth and productivity associated with our Digital business; margins; cost structure; restructuring charges; transaction-related synergies; cash flows; returns on capital and investment; capital expenditures, capital allocation or capital structure; and dividends.

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

customer actions or developments such as early aircraft retirements or reduced energy demand, changes in economic conditions, including oil prices, and other factors that may affect the level of demand and financial performance of the major industries and customers we serve;

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

our success in completing, including obtaining regulatory approvals and satisfying other closing conditions for, announced transactions, such as our announced plans and transactions to combine our Oil & Gas business with Baker Hughes and reduce the size of our financial services businesses;

	our success in integrating acquired businesses and operating joint ventures, including Alstom and Baker Hughes;
	our ability to realize anticipated earnings and savings from announced transactions, acquired businesses and joint ventures, including Alstom and Baker Hughes;

	the impact of potential information technology or data security breaches; and
	the other factors that are described in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.
2016 3Q FORM 10-Q 3

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

GE – the adding together of all affiliates except GE Capital, whose continuing operations are presented on a one-line basis, giving effect to the elimination of transactions among such affiliates. Transactions between GE and GE Capital have not been eliminated at the GE level. We present the results of GE in the center column of our consolidated statements of earnings, financial position and cash flows. An example of a GE metric is GE cash from operating activities (GE CFOA).

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


Industrial – GE excluding the continuing operations of GE Capital. We believe that this provides investors with a view as to the results of our industrial businesses and corporate items. An example of an Industrial metric is Industrial CFOA (Non-GAAP), which is GE CFOA excluding the effects of dividends from GE Capital.


Industrial segment – the sum of our seven industrial reporting segments, without giving effect to the elimination of transactions among such segments and between these segments and our Financial Services segment. This provides investors with a view as to the results of our industrial segments, without inter-segment eliminations and corporate items. An example of an industrial segment metric is industrial segment revenue growth.

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
2016 3Q FORM 10-Q 4

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

Discussions throughout this MD&A are based on continuing operations unless otherwise noted.

The MD&A should be read in conjunction with the Financial Statements and Notes to the consolidated financial statements.

OTHER TERMS USED BY GE

	Backlog – unfilled customer orders for products and product services (expected life of contract sales for product services).
	Continuing earnings – unless otherwise indicated, we refer to captions such as "earnings from continuing operations attributable to GE common shareowners" as continuing earnings or simply as earnings.

Continuing earnings per share (EPS) – unless otherwise indicated, when we refer to continuing earnings per share, it is the diluted per-share amount of "earnings from continuing operations attributable to GE common shareowners".


Digital revenues – revenues related to software-enabled product upgrades, internally developed software (including Predix) and associated hardware, and software-enabled productivity solutions. These revenues are largely generated from our operating businesses and are included in their segment results.


Ending Net Investment (ENI) (Non-GAAP) – the total capital we have invested in the Financial Services business. It is the sum of short-term borrowings, long-term borrowings and equity (excluding noncontrolling interests) adjusted for unrealized gains and losses on investment securities and hedging instruments. Alternatively, it is the amount of assets of continuing operations less the amount of non-interest-bearing liabilities.

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


Industrial operating profit margin (Non-GAAP) – Industrial segment profit plus corporate items and eliminations (excluding gains, restructuring, and pre-tax non-operating pension costs) divided by industrial segment revenues plus corporate items and eliminations (excluding gains and GE-GE Capital eliminations).

	Net earnings – unless otherwise indicated, we refer to captions such as "net earnings attributable to GE common shareowners" as net earnings.
	Net earnings per share (EPS) – unless otherwise indicated, when we refer to net earnings per share, it is the diluted per-share amount of "net earnings attributable to GE common shareowners".
	Non-operating pension costs (Non-GAAP) – comprise the expected return on plan assets, interest cost on benefit obligations and net actuarial gain (loss) amortization for our principal pension plans.
	Operating earnings (Non-GAAP) – GE earnings from continuing operations attributable to GE common shareowners excluding the impact of non-operating pension costs.
	Operating earnings per share (Non-GAAP) – unless otherwise indicated, when we refer to operating earnings per share, it is the diluted per-share amount of "operating earnings".
	Operating pension costs (Non-GAAP) – comprise the service cost of benefits earned, prior service cost amortization and curtailment gain or loss for our principal pension plans.
	Organic revenues (Non-GAAP) – revenues excluding the effects of acquisitions, dispositions and foreign currency exchange.
2016 3Q FORM 10-Q 5

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

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures are included in the Supplemental Information section within this MD&A. Non-GAAP financial measures referred to in this report are either labeled as "non-GAAP" or designated as such with an asterisk (*).

2016 3Q FORM 10-Q 6

OUR OPERATING SEGMENTS

We are a global digital industrial company, transforming industry with software-defined machines and solutions that are connected, responsive and predictive, with products and services ranging from aircraft engines, locomotives, power generation and oil and gas production equipment to medical imaging, financing and industrial products. Operational and financial overviews for our operating segments are provided in the "Segment Operations" section within this MD&A.

OUR INDUSTRIAL OPERATING SEGMENTS

Power	Transportation	Energy Connections & Lighting(a)
Renewable Energy	Aviation
Oil & Gas	Healthcare

OUR FINANCIAL SERVICES OPERATING SEGMENT

Capital

(a)
Beginning in the third quarter of 2016, the former Energy Connections and Appliances & Lighting segments are presented as one reporting segment called Energy Connections & Lighting. This segment includes the historical results of the Appliances business prior to its sale.

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
2016 3Q FORM 10-Q 7

KEY PERFORMANCE INDICATORS

(Dollars in billions; per-share amounts in dollars)

REVENUES PERFORMANCE			INDUSTRIAL ORDERS	INDUSTRIAL BACKLOG

	3Q 2016	YTD 2016	Equipment Services	Equipment Services
Industrial Segment	4%	6%
Industrial Segment Organic*	1%	-%
Capital	(2)%	-%

			(a) Included $5.2 billion related to Alstom (b) Included $12.7 billion related to Alstom	(a) Included $31.9 billion related to Alstom
INDUSTRIAL MARGINS			INDUSTRIAL OPERATING PROFIT MARGINS (NON-GAAP)(a)	GE CFOA
				GE Capital Dividend Industrial CFOA(b)*
			(a) Excluded gains, non-operating pension costs, restructuring and other, noncontrolling interests, GE Capital preferred stock dividends, as well as the results of Alstom	(a) Included $(0.8) billion related to Alstom (b) 2016 included deal taxes of $(1.1) billion related to the sale of our Appliances business

*Non-GAAP Financial Measure

2016 3Q FORM 10-Q 8

KEY PERFORMANCE INDICATORS

(Dollars in billions; per-share amounts in dollars)

NET EARNINGS (LOSS)	NET EARNINGS (LOSS) PER SHARE

OPERATING EARNINGS (NON-GAAP)	OPERATING EARNINGS PER SHARE (NON-GAAP)

INDUSTRIAL OPERATING + VERTICALS EARNINGS (NON-GAAP)	INDUSTRIAL OPERATING + VERTICALS EPS (NON-GAAP)

2016 3Q FORM 10-Q 9

SIGNIFICANT DEVELOPMENTS IN 2016

During the first nine months of 2016, we returned $24.5 billion to shareholders including $18.1 billion through buyback of our common stock and $6.4 billion in dividends.

For the nine months ended September 30, 2016, Alstom contributed revenues of $9.2 billion and operating earnings of $0.5 billion, which included the effects of purchase accounting and acquisition related charges at Corporate of $0.7 billion. Including the effects of tax benefits of $0.6 billion, net earnings were less than $0.1 billion for the nine months ended September 30, 2016. In addition, Alstom used cash flow from operating activities of $0.8 billion for the nine months ended September 30, 2016.

On October 31, 2016, we announced an agreement with Baker Hughes Incorporated (Baker Hughes) to combine GE's Oil & Gas business and Baker Hughes to create a new company. The transaction will be executed using a partnership structure, pursuant to which GE Oil & Gas and Baker Hughes will each contribute their operating assets to a newly formed partnership. GE will have a 62.5% interest in this partnership and existing Baker Hughes shareholders will have a 37.5% interest through a newly NYSE listed corporation. Baker Hughes shareholders will also receive a special one-time cash dividend of $17.50 per share at closing. GE will contribute $7.4 billon to the new partnership to fund the cash dividend to existing Baker Hughes shareholders. The transaction is subject to the approval of Baker Hughes shareholders, regulatory approvals and other customary closing conditions.

On October 11, 2016, we announced a plan to acquire LM Wind Power, the Danish maker of rotor blades for $1.7 billion. LM Wind is one of the world's largest wind turbine blade manufacturers(a).

On September 14, 2016, we acquired the remaining 74% of the software developer Meridium Inc. for cash proceeds of $0.4 billion. The acquisition is expected to enhance and accelerate our asset performance-management capabilities across our Industrial businesses.

On September 6, 2016, we announced public tender offers to acquire two European 3-D printing companies, Arcam AB and SLM Solutions Group AG for a total of $1.4 billion. On October 26, 2016, we announced that the conditions for the acquisition of SLM Solutions were not satisfied at the expiration of the tender period and that the offer to acquire SLM Solutions had lapsed. On October 27, 2016, we announced that the tender period for Arcam would be extended to November 10, 2016. On October 27, 2016, we also announced an agreement to acquire a 75% interest in Concept Laser GmbH, another European 3-D printing company, for $0.6 billion(a). Both Arcam and Concept Laser make machines that can print metal parts used in aircraft components, tapping into manufacturers' growing demand for digital technologies.

On June 6, 2016, we completed the sale of our Appliances business to Qingdao Haier Co., Ltd. (Haier) for proceeds of $5.6 billion (including $0.8 billion from the sale of receivables originated in our Appliances business and sold from GE Capital to Haier) and recognized an after-tax gain of $1.9 billion in the nine months ended September 30, 2016.

On March 30, 2016, we announced an agreement to sell GE Asset Management (GEAM), GE's asset management arm with assets under management of approximately $100 billion, to State Street Corporation. On July 1, 2016, we completed the sale for proceeds of $0.4 billion and recognized an after-tax gain of $0.3 billion.

As of September 30, 2016, we have signed agreements with buyers for $193 billion of GE Capital ending net investment (ENI), excluding liquidity (as originally reported at December 31, 2014), of which $173 billion have closed.

On June 28, 2016, we received approval of our request to the Financial Stability Oversight Council (FSOC) for rescission of GE Capital's designation as a nonbank Systemically Important Financial Institution (SIFI).

GE Capital paid common dividends of $5.1 billion and $16.1 billion for the three and nine months ended September 30, 2016, respectively. In October 2016, we received an additional $2.0 billion of common dividends from GE Capital bringing our year-to-date total to $18.1 billion.

(a)      Subject to customary closing conditions.

2016 3Q FORM 10-Q 10

CONSOLIDATED RESULTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30
(Dollars in billions)

REVENUES	INDUSTRIAL AND FINANCIAL SERVICES REVENUES

(a) Included $3.2 billion related to Alstom (b) Included $9.2 billion related to Alstom	(a) Included $3.2 billion related to Alstom (b) Included $9.2 billion related to Alstom
COMMENTARY: 2016 - 2015

THREE MONTHS
Consolidated revenues increased $1.2 billion, or 4%.
 Industrial revenues increased $1.3 billion, or 5%, mainly from the effects of acquisitions of $3.3 billion, primarily Alstom, and an increase in Industrial organic revenue* of $0.1 billion. These increases were partially offset by the effects of dispositions of $2.0 billion, primarily from the sale of our Appliances business to Haier in the second quarter of 2016.
 In 2015, the effects of acquisitions and dispositions on Industrial revenues were an insignificant amount and a decrease of $0.1 billion, respectively.
 Financial Services revenues decreased $0.1 billion, or 2%, as a result of the effects of dispositions and organic revenue declines, partially offset by higher gains and lower impairments.

NINE MONTHS
Consolidated revenues increased $7.1 billion, or 9%.
 Industrial revenues increased $7.2 billion, or 9%, mainly from the effects of acquisitions of $9.3 billion, primarily Alstom. The increase was partially offset by the effects of dispositions of $0.9 billion, primarily from the sale of our Appliances business to Haier in the second quarter of 2016, the effects of a stronger U.S. dollar of $0.7 billion and a decrease in Industrial organic revenue* of $0.5 billion.
 In 2015, the effects of acquisitions and dispositions on Industrial revenues were an increase of $0.2 billion and a decrease of $0.1 billion, respectively.
 Financial Services revenues increased less than $0.1 billion, primarily due to lower impairments, higher gains and the effects of acquisitions, partially offset by the effects of dispositions, organic revenue declines and the effects of currency exchange.

*Non-GAAP Financial Measure
2016 3Q FORM 10-Q 11

THREE AND NINE MONTHS ENDED SEPTEMBER 30
 (Dollars in billions)

CONTINUING EARNINGS (LOSS)	CONTINUING EARNINGS (LOSS) PER SHARE	INDUSTRIAL SELLING, GENERAL & ADMINISTRATIVE (SG&A) AS A % OF SALES
(a) 14.3% excluding $3.3 billion of Alstom sales and $0.5 billion of Alstom SG&A* (b) 15.0% excluding $9.3 billion of Alstom sales and $1.6 billion of Alstom SG&A*
COMMENTARY: 2016 - 2015
THREE MONTHS
Consolidated continuing earnings increased $0.1 billion, or 7%.
 Financial Services net loss decreased $0.2 billion, primarily due to lower impairments and higher gains, partially offset by the effects of dispositions and core decreases. Core decreases reflect excess interest expense, higher restructuring expenses and higher insurance reserve provisions, partially offset by increased tax benefits resulting from an IRS tax settlement and tax adjustments in the three months ended September 30, 2016, to bring Capital's nine-month tax rate in line with the projected full-year tax rate.
 The effects of acquisitions on consolidated continuing earnings were a decrease of $0.1 billion in 2016 and an insignificant amount in 2015. The net effects of dispositions on consolidated continuing earnings were decreases of $0.1 billion in 2016 and an increase of $0.1 billion in 2015.
 Earnings per share amounts for the third quarter of 2016 were positively impacted by the reduction in number of outstanding common shares compared to the third quarter of 2015. The average number of shares outstanding used to calculate third quarter 2016 earnings per share amounts was 11% lower than in the third quarter of 2015 as a result of previously disclosed actions, primarily the 2015 Synchrony Financial share exchange and ongoing share buyback activities over the last 12 months funded in large part by dividends from GE Capital.
 Industrial SG&A costs increased $0.3 billion as the favorable impact of cost reductions at Corporate, lower SG&A relating to dispositions and non-operating pension costs were more than offset by increases in SG&A relating to Alstom and higher restructuring charges.

NINE MONTHS
Consolidated continuing earnings increased $6.5 billion.
 Financial Services losses decreased $4.9 billion, or 77%, primarily due to the absence of the 2015 charges associated with the GE Capital Exit Plan.
 The net effects of dispositions on consolidated continuing earnings were increases of $1.8 billion in 2016, primarily due to an after-tax gain of $1.9 billion from the sale of our Appliances business to Haier, and $0.3 billion in 2015. The effects of acquisitions on consolidated continuing earnings were a decrease of $0.2 billion in 2016 and an increase of $0.1 billion in 2015.
 In addition to the effects on net earnings described above, earnings per share amounts for the first nine months of 2016 were also positively impacted by the reduction in number of outstanding common shares compared to the first nine months of 2015. The average number of shares outstanding used to calculate first nine-month 2016 earnings per share amounts was 9% lower than in the first nine-month of 2015 as a result of previously disclosed actions, primarily the 2015 Synchrony Financial share exchange and ongoing share buyback activities over the last 12 months funded in large part by dividends from GE Capital.
 Industrial SG&A costs increased $1.1 billion as the favorable impact of cost reductions at Corporate and lower SG&A relating to dispositions and non-operating pension costs were more than offset by increases in SG&A relating to Alstom and higher restructuring charges.

See the "Other Consolidated Information" section within the MD&A for a discussion of income taxes.
*Non-GAAP Financial Measure
2016 3Q FORM 10-Q 12

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

Under the GE Capital Exit Plan, which was approved on April 2, 2015 and aspects of which were approved on March 31, 2015, the Company is retaining certain GE Capital businesses, principally its vertical financing businesses—GE Capital Aviation Services (GECAS), Energy Financial Services (EFS) and Industrial Finance (which includes Healthcare Equipment Finance, Working Capital Solutions and Industrial Financing Solutions)—that relate to the Company's core industrial domain and other operations, including our run-off insurance activities, and allocated corporate costs (together referred to as GE Capital Verticals or Verticals).

We expect GE Capital to release approximately $35 billion in dividends to GE (subject to regulatory approval) as a result of the sale of GE Capital assets. We received $4.3 billion in dividends from GE Capital in 2015 and $16.1 billion in the first nine months of 2016. In October 2016, we received and additional $2.0 billion of common dividends from GE Capital bringing our year-to-date total to $18.1 billion. As of September 30, 2016, we are ahead of our plan, having signed agreements with buyers for $193 billion of ending net investment (ENI), excluding liquidity (as originally reported at December 31, 2014), of which $173 billion has closed. In addition, as part of our initiative to reduce the size of our financial services businesses, we completed the split-off of our remaining interest in GE Capital's North American Retail Finance business, Synchrony Financial, to holders of GE common stock, which resulted in a $20.4 billion buyback of GE common stock (671.4 million shares) in 2015. In connection with the GE Capital Exit Plan, we completed a legal reorganization of GE Capital that included a merger of GE Capital into GE, a guarantee by GE of GE Capital debt, and an exchange of $36 billion of GE Capital debt for new notes guaranteed by GE. The result of all these actions reduced GE Capital's total assets by 59% from $501 billion at December 31, 2014 to $203 billion at September 30, 2016. As of September 30, 2016, we incurred charges of $22.9 billion.  Due to anticipated tax benefits and gains, we do not expect total after-tax charges through the completion of the GE Capital Exit Plan to exceed our initial $23 billion estimate.

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

SALES AGREEMENTS

During the nine months ended September 30, 2016, GE signed agreements to sell approximately $36 billion of ENI, excluding liquidity (as originally reported at December 31, 2014), of which approximately $16 billion, $20 billion and less than $1 billion related to our Commercial Lending and Leasing (CLL), Consumer and Real Estate businesses, respectively.

Of the signed agreements, sales representing approximately $69 billion of ENI, excluding liquidity (as originally reported at December 31, 2014) have closed during the first nine months of 2016, including approximately $60 billion, $9 billion and less than $1 billion related to our CLL, Consumer and Real Estate businesses, respectively.

2016 3Q FORM 10-Q 13

AFTER-TAX CHARGES RELATED TO THE GE CAPITAL EXIT PLAN

In the nine months ended September 30, 2016, GE recorded $0.9 billion of after-tax charges related to the GE Capital Exit Plan of which $0.1 billion was recorded in continuing operations and $0.8 billion was recorded in discontinued operations. Of these after-tax charges, $0.3 billion of net benefits were recorded in the third quarter of 2016. A description of these after-tax charges for the nine months ended September 30, 2016 is provided below.


$1.3 billion of net loss primarily related to the completed and planned dispositions of Consumer and most of the CLL businesses, which was recorded in discontinued operations under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings.


$0.3 billion of charges associated with the preferred equity exchange that was completed in January 2016, which was recorded in continuing operations and reported in GE Capital's corporate component under the caption "Preferred stock dividends" in the Statement of Earnings.


These charges were partially offset by tax benefits of $0.6 billion related to an IRS tax settlement. Of these benefits $0.3 billion was recorded in continuing operations and reported in GE Capital's corporate component under the captions "Benefit (provision) for income taxes" and "Interest and other financial charges" in the Statement of Earnings and $0.2 billion was recorded in discontinued operations under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings.

For additional information about the GE Capital Exit Plan 2015 sales agreements and after-tax charges, refer to our Form 8-K filed on June 3, 2016 related to the Annual Report on Form 10-K for the year ended December 31, 2015.

In addition to the above charges, during the nine months ended September 30, 2016, we have incurred other costs related to our ongoing liability management actions, including $0.6 billion of pre-tax losses related to the repurchase of $12.5 billion of long-term unsecured debt and subordinated debentures which were recorded in continuing operations. These charges will result in lower future interest costs, more than offsetting the initial charges. We expect to continue these actions when economically beneficial.
2016 3Q FORM 10-Q 14

SEGMENT OPERATIONS

SUMMARY OF OPERATING SEGMENTS

	Three months ended September 30			Nine months ended September 30
(In millions)	2016	2015	V%	2016	2015	V%

Revenues
Power	$6,506	$4,738	37%	$18,348	$14,405	27%
Renewable Energy	2,770	1,666	66%	6,533	4,335	51%
Oil & Gas	2,964	3,938	(25)%	9,497	12,096	(21)%
Aviation	6,300	6,001	5%	19,074	17,927	6%
Healthcare	4,482	4,255	5%	13,190	12,666	4%
Transportation	1,249	1,593	(22)%	3,471	4,322	(20)%
Energy Connections & Lighting(a)	3,151	4,065	(22)%	11,808	11,695	1%
Total industrial segment revenues	27,421	26,256	4%	81,920	77,445	6%
Capital	2,600	2,660	(2)%	8,256	8,215	- %
Total segment revenues	30,021	28,916	4%	90,176	85,660	5%
Corporate items and eliminations	(755)	(888)		429	(2,166)
Consolidated revenues	$29,266	$28,028	4%	$90,604	$83,494	9%

Segment profit (loss)
Power	$1,197	$1,071	12%	$2,910	$2,874	1%
Renewable Energy	202	174	16%	413	375	10%
Oil & Gas	353	610	(42)%	981	1,712	(43)%
Aviation	1,494	1,353	10%	4,366	3,936	11%
Healthcare	717	652	10%	2,130	1,944	10%
Transportation	309	379	(18)%	747	934	(20)%
Energy Connections & Lighting(a)	48	292	(84)%	209	669	(69)%
Total industrial segment profit	4,320	4,530	(5)%	11,756	12,445	(6)%
Capital	26	(154)	F	(1,466)	(6,368)	77%
Total segment profit (loss)	4,345	4,376	(1)%	10,290	6,076	69%
Corporate items and eliminations	(1,524)	(1,559)		(2,120)	(4,436)
GE interest and other financial charges	(483)	(440)		(1,490)	(1,243)
GE provision for income taxes	(241)	(413)		(1,034)	(1,302)
Earnings (loss) from continuing operations
attributable to GE common shareowners	2,097	1,965	7%	5,645	(904)	F
Earnings (loss) from discontinued operations, net of tax	(105)	629	U	(954)	(11,253)	92%
Less net earnings attributable to noncontrolling
interests, discontinued operations	(2)	89	U	2	270	(99)%
Earnings (loss) from discontinued operations,
net of tax and noncontrolling interest	(103)	541	U	(956)	(11,523)	92%
Consolidated net earnings (loss)
attributable to the GE common shareowners	$1,994	$2,506	(20)%	$4,689	$(12,427)	F
	\			\
(a)
Beginning in the third quarter of 2016, the former Energy Connections and Appliances & Lighting segments are presented as one reporting segment called Energy Connections & Lighting. This segment includes the historical results of the Appliances business prior to its sale in June 2016.

2016 3Q FORM 10-Q 15

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

With respect to the segment revenue and profit walks, the overall effect of foreign exchange is included within multiple captions as follows:

	The translational foreign exchange impact is included within Foreign Exchange.
	The transactional impact of foreign exchange hedging is included in operating cost within Productivity and in other income within Other.

SEGMENT RESULTS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

(Dollars in billions)
INDUSTRIAL SEGMENT EQUIPMENT & SERVICES REVENUES	INDUSTRIAL SEGMENT PROFIT
Equipment(a) Services(b)
(a) $12.9 billion, excluding $2.0 billion related to Alstom*, and $38.4 billion, excluding $5.7 billion related to Alstom* for the three and nine months ended September 30, 2016, respectively
(b) $11.3 billion, excluding $1.2 billion related to Alstom*, and $34.3 billion, excluding $3.5 billion related to Alstom* for the three and nine months ended September 30, 2016, respectively
*Non-GAAP Financial Measure

(a) $4.2 billion, excluding $0.1 billion related to Alstom* (b) $11.5 billion, excluding $0.3 billion related to Alstom*

2016 3Q FORM 10-Q 16

2016 – 2015 COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30
 Industrial segment revenues increased $1.2 billion (4%), driven by increases at Power and Renewable Energy, mainly as a result of the effects of acquisitions (primarily Alstom). This increase was partially offset by lower revenues at Oil & Gas and Energy Connections & Lighting (due to the sale of the Appliances business in the second quarter of 2016).
 Industrial segment profit decreased $0.2 billion (5%), mainly driven by lower earnings at Oil & Gas, as well as an unfavorable impact of foreign exchange, partially offset by higher earnings at Power, Aviation and Healthcare.
 Industrial segment margin decreased 150 bps primarily driven by the effects of Alstom results. Excluding Alstom, industrial segment margin was 17.3%*, compared with 17.3%* in the same period of 2015.

2016 – 2015 COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30
 Industrial segment revenues increased $4.5 billion (6%), driven by increases at Power and Renewable Energy, mainly as a result of the effects of acquisitions (primarily Alstom). This increase was partially offset by lower revenues at Oil & Gas, as well as an unfavorable impact of foreign exchange.
 Industrial segment profit decreased $0.6 billion (6%), mainly driven by lower earnings at Oil & Gas, Energy Connections & Lighting and Transportation, as well as an unfavorable impact of foreign exchange, partially offset by higher earnings at Aviation and Healthcare.
 Industrial segment margin decreased 170 bps primarily driven by the effects of Alstom results. Excluding Alstom, industrial segment margin was 15.8%*, compared with 16.1%* in the same period of 2015 reflecting core decreases at Renewable Energy, Energy Connections & Lighting and Oil & Gas.

SIGNIFICANT SEGMENT DEVELOPMENTS

ALSTOM ACQUISITION

On November 2, 2015, we completed the acquisition of Alstom's Thermal, Renewables and Grid businesses. The completion of the transaction followed the regulatory approval of the deal in over 20 countries and regions including the EU, U.S., China, India, Japan and Brazil. The cash purchase price was €9.2 billion (approximately $10.1 billion), net of cash acquired. The acquisition and alliances with Alstom affected our Power, Energy Connections & Lighting and Renewable Energy segments, and to a lesser extent our Oil & Gas segment.

At year-end 2015, our preliminary allocation of purchase price resulted in recognition of approximately $13.5 billion of goodwill, $5.2 billion of intangible assets, and $1.1 billion of unfavorable customer contract liabilities. The preliminary fair value of the associated noncontrolling interest was approximately $3.6 billion. As of the end of the third quarter of 2016, the preliminary amount of goodwill, intangible assets and unfavorable customer contract liabilities recognized was adjusted to approximately $17.2 billion, $4.4 billion, and $2.4 billion, respectively. The adjustments reflected revisions in estimates primarily related to cash flow and other valuation assumptions for customer contracts, increases to legal reserves, and other fair value adjustments related to acquired assets and liabilities. Deferred taxes, unrecognized tax benefits and other tax uncertainties were also adjusted. We will finalize our purchase accounting analysis in the fourth quarter. See Note 7 to the consolidated financial statements for further information.

For the nine months ended September 30, 2016, Alstom contributed revenues of $9.2 billion and an operating loss of $0.5 billion, which included the effects of purchase accounting and acquisition related charges at Corporate of $0.7 billion. Including the effects of tax benefits of $0.6 billion, net earnings were less than $0.1 billion for the nine months ended September 30, 2016. In addition, Alstom used cash flow from operating activities of $0.8 billion for the nine months ended September 30, 2016. Alstom related revenues and operating profit are presented separately in the segment revenues and profit walks that follow.

SALE OF APPLIANCES

On January 15, 2016, we announced the signing of an agreement to sell our Appliances business to Qingdao Haier Co., Ltd. (Haier). On June 6, 2016, we completed the sale for proceeds of $5.6 billion (including $0.8 billion from the sale of receivables originated in our Appliances business and sold from GE Capital to Haier) and recognized an after-tax gain of $1.9 billion in the nine months ended September 30, 2016. Beginning in the third quarter of 2016, the former Energy Connections and Appliances & Lighting segments are presented as one reporting segment called Energy Connections & Lighting. This segment includes the historical results of the Appliances business prior to its sale.

*Non-GAAP Financial Measure
2016 3Q FORM 10-Q 17

POWER

OPERATIONAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
 (Dollars in billions)

2016 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES

(a) Includes Water & Distributed Power and GE Hitachi Nuclear	Services Equipment
ORDERS	BACKLOG
Equipment Services	Equipment Services
(a) Included $2.8 billion related to Alstom (b) Included $7.1 billion related to Alstom	(a) Included $17.7 billion related to Alstom
UNIT SALES

2016 3Q FORM 10-Q 18

FINANCIAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
 (Dollars in billions)

SEGMENT REVENUES (a) $5.1 billion, excluding $1.4 billion related to Alstom* (b) $14.0 billion, excluding $4.3 billion related to Alstom*		SEGMENT PROFIT (a) $1.1 billion, excluding $0.1 billion related to Alstom* (b) $2.7 billion, excluding $0.2 billion related to Alstom*	SEGMENT PROFIT MARGIN (a) 21.9%, excluding 6.3% related to Alstom* (b) 19.3%, excluding 4.8% related to Alstom*
		Equipment Services
SEGMENT REVENUES & PROFIT WALK:			COMMENTARY: 2016 - 2015
THREE MONTHS
Segment revenues up $1.8 billion (37%);
Segment profit up $0.1 billion (12%) as a result of:

 The increase in revenues was primarily driven by the effects of Alstom. Revenues also increased due to higher equipment volume and prices at Gas Power Systems as a result of 14 more gas turbine shipments than in the prior year, as well as higher services volume at Power Services, partially offset by lower services volume at Water and Nuclear. The increase in revenues was partially offset by lower other income.
 The increase in profit was primarily driven by the effects of Alstom, higher volume, prices and cost productivity, partially offset by an unfavorable business mix, driven by 7 more H-Turbine shipments than in the prior year, and lower other income.

	Revenues	Profit
September 30, 2015	$4.7	$1.1
Volume	0.3	0.1
Price	0.1	0.1
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	-
Mix	N/A	(0.1)
Productivity	N/A	0.1
Other	(0.1)	(0.1)
Alstom	1.4	0.1
September 30, 2016	$6.5	$1.2

NINE MONTHS
Segment revenues up $3.9 billion (27%);
Segment profit up 1% as a result of:

 The increase in revenues was primarily driven by the effects of Alstom and increased services volume at Power Services, partially offset by lower equipment volume at Gas Power Systems as a result of 10 fewer gas turbine shipments than in the prior year. The increase was partially offset by lower other income, including negative foreign exchange transactional hedge impacts, as well as the effects of a stronger U.S. dollar.
 The increase in profit was primarily driven by the effects of Alstom, higher prices, material deflation and a favorable business mix. The increase was partially offset by lower other income, including negative foreign exchange transactional hedge impacts and lower cost productivity.

	Revenues	Profit
September 30, 2015	$14.4	$2.9
Volume	(0.1)	-
Price	0.1	0.1
Foreign Exchange	(0.1)	-
(Inflation)/Deflation	N/A	0.1
Mix	N/A	0.1
Productivity	N/A	(0.1)
Other	(0.2)	(0.3)
Alstom	4.3	0.2
September 30, 2016	$18.3	$2.9

*Non-GAAP Financial Measure
2016 3Q FORM 10-Q 19

RENEWABLE ENERGY

OPERATIONAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
 (Dollars in billions)

2016 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES

Services Equipment
ORDERS	BACKLOG
Equipment Services	Equipment Services
(a) Included $1.0 billion related to Alstom (b) Included $1.5 billion related to Alstom	(a) Included $5.7 billion related to Alstom
UNIT SALES

2016 3Q FORM 10-Q 20

FINANCIAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
 (Dollars in billions)

SEGMENT REVENUES		SEGMENT PROFIT	SEGMENT PROFIT MARGIN
(a) $2.4 billion, excluding $0.4 billion related to Alstom* (b) $5.6 billion, excluding $0.9 billion related to Alstom*	Equipment Services	(a) $0.2 billion, excluding an insignificant amount related to Alstom* (b) $0.4 billion, excluding an insignificant amount related to Alstom*	(a) 8.9%, excluding (3.1)% related to Alstom* (b) 7.6%, excluding (2.1)% related to Alstom*
SEGMENT REVENUES & PROFIT WALK:			COMMENTARY: 2016 - 2015
THREE MONTHS
Segment revenues up $1.1 billion (66%);
Segment profit up 16% as a result of:

 The increase in revenues was primarily due to higher volume, mainly driven by higher equipment sales in Onshore Wind as a result of shipping 235 more onshore wind turbines than in the prior year, as well as the effects of Alstom, partially offset by lower other income, including negative foreign exchange transactional hedge impacts.
 The increase in profit was mainly due to higher volume and material deflation, partially offset by lower other income, including negative foreign exchange transactional hedge impacts.

	Revenues	Profit
September 30, 2015	$1.7	$0.2
Volume	0.8	0.1
Price	-	-
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	0.1
Mix	N/A	-
Productivity	N/A	-
Other	(0.1)	(0.1)
Alstom	0.4	-
September 30, 2016	$2.8	$0.2

NINE MONTHS
Segment revenues up $2.2 billion (51%);
Segment profit up 10% as a result of:

 The increase in revenues was primarily due to higher volume, mainly driven by the increase in Onshore Wind turbine shipments, as a result of shipping 429 more units than in the prior year, and the effects of Alstom. The increase was partially offset by the effects of a stronger U.S. dollar and lower other income, including negative foreign exchange transactional hedge impacts.
 The increase in profit was primarily due to higher volume, material deflation and cost productivity, partially offset by an unfavorable business mix and lower other income, including negative foreign exchange transactional hedge impacts.

	Revenues	Profit
September 30, 2015	$4.3	$0.4
Volume	1.6	0.1
Price	-	-
Foreign Exchange	(0.1)	-
(Inflation)/Deflation	N/A	0.1
Mix	N/A	(0.1)
Productivity	N/A	0.1
Other	(0.1)	(0.1)
Alstom	0.9	-
September 30, 2016	$6.5	$0.4

*Non-GAAP Financial Measure
2016 3Q FORM 10-Q 21

 OIL & GAS

OPERATIONAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
 (Dollars in billions)

2016 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES

(a) Previously referred to as Measurement & Controls (M&C)	Services Equipment
ORDERS	BACKLOG
Equipment Services	Equipment Services
(a) Included an insignificant amount related to Alstom (b) Included $0.1 billion related to Alstom	(a) Included $0.2 billion related to Alstom

2016 3Q FORM 10-Q 22

FINANCIAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
 (Dollars in billions)

SEGMENT REVENUES	SEGMENT PROFIT	SEGMENT PROFIT MARGIN
(a) $2.9 billion, excluding an insignificant amount related to Alstom* (b) $9.4 billion, excluding $0.1 billion related to Alstom*	Equipment Services	(a) $0.4 billion, excluding an insignificant amount related to Alstom* (b) $1.0 billion, excluding an insignificant amount related to Alstom*	(a) 11.9%, excluding 5.9% related to Alstom* (b) 10.4%, excluding 3.8% related to Alstom*
SEGMENT REVENUES & PROFIT WALK:	COMMENTARY: 2016 - 2015
THREE MONTHS
Segment revenues down $1.0 billion (25%);
Segment profit down $0.3 billion (42%) as a result of:

 The decrease in revenues was primarily driven by market conditions resulting in a decrease in equipment and services volume across all sub-segments, with the exception of increased equipment volume at DTS. Revenues also decreased due to lower prices at TMS and DTS, as well as lower other income, including negative foreign exchange transactional hedge impacts.
 The decrease in profit was also driven by negative market conditions, mainly due to lower volume and prices, which, despite the effects of restructuring actions, drove lower cost productivity. Profit also decreased due to lower other income, including negative foreign exchange transactional hedge impacts. These decreases were partially offset by material deflation.

Revenues	Profit
September 30, 2015	$3.9	$0.6
Volume	(0.8)	(0.1)
Price	(0.1)	(0.1)
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	0.1
Mix	N/A	-
Productivity	N/A	(0.1)
Other	(0.1)	(0.1)
Alstom	-	-
September 30, 2016	$3.0	$0.4

NINE MONTHS
Segment revenues down $2.6 billion (21%);
Segment profit down $0.7 billion (43%) as a result of:

 The decrease in revenues was primarily due to lower equipment volume across all sub-segments, the effects of a stronger U.S. dollar, lower prices and lower other income, partially offset by the effects of Alstom.
 The decrease in profit was primarily market driven, mainly due to lower equipment volume and prices, which, despite the effects of restructuring actions, drove lower cost productivity. These decreases were partially offset by material deflation and lower other income, including negative foreign exchange transactional hedge impacts.

Revenues	Profit
September 30, 2015	$12.1	$1.7
Volume	(2.2)	(0.3)
Price	(0.2)	(0.2)
Foreign Exchange	(0.3)	-
(Inflation)/Deflation	N/A	0.2
Mix	N/A	-
Productivity	N/A	(0.4)
Other	(0.1)	-
Alstom	0.1	-
September 30, 2016	$9.5	$1.0

*Non-GAAP Financial Measure
2016 3Q FORM 10-Q 23

 AVIATION

OPERATIONAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
(Dollars in billions; except where noted)

2016 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES

Services Equipment
ORDERS	BACKLOG
Equipment Services	Equipment Services
UNIT SALES
(a) GEnx and LEAP engines are a subset of commercial engines (b) Commercial spares shipment rate in millions of dollars per day

2016 3Q FORM 10-Q 24

FINANCIAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
 (Dollars in billions)

SEGMENT REVENUES		SEGMENT PROFIT	SEGMENT PROFIT MARGIN
Equipment Services

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY: 2016 - 2015
THREE MONTHS
Segment revenues up $0.3 billion (5%);
Segment profit up $0.1 billion (10%) as a result of:

 The increase in revenues was primarily due to higher services volume, partially offset by lower equipment volume driven by lower GEnx shipments and Military, despite an increase in Commercial Engines driven by LEAP engine shipments.
 The increase in profit was primarily due to higher services volume and higher cost productivity, partially offset by the effects of inflation.

	Revenues	Profit
September 30, 2015	$6.0	$1.4
Volume	0.2	0.1
Price	-	-
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	(0.1)
Mix	N/A	-
Productivity	N/A	0.1
Other	-	-
September 30, 2016	$6.3	$1.5

NINE MONTHS
Segment revenues up $1.1 billion (6%);
Segment profit up $0.4 billion (11%) as a result of:

 The increase in revenues was primarily driven by higher services volume and prices, partially offset by lower equipment volume in Military.
 The increase in profit was primarily driven by higher cost productivity, higher services volume and prices, partially offset by the effects of inflation and lower other income.

	Revenues	Profit
September 30, 2015	$17.9	$3.9
Volume	1.1	0.2
Price	0.1	0.1
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	(0.1)
Mix	N/A	-
Productivity	N/A	0.3
Other	-	(0.1)
September 30, 2016	$19.1	$4.4

2016 3Q FORM 10-Q 25

HEALTHCARE

OPERATIONAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
(Dollars in billions)

2016 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES

Services Equipment
ORDERS	BACKLOG
Equipment Services	Equipment Services

2016 3Q FORM 10-Q 26

FINANCIAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
 (Dollars in billions)

SEGMENT REVENUES		SEGMENT PROFIT	SEGMENT PROFIT MARGIN
Equipment Services

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY: 2016 - 2015
THREE MONTHS
Segment revenues up $0.2 billion (5%);
Segment profit up $0.1 billion (10%) as a result of:

 The increase in revenues was primarily due to higher volume driven by Life Sciences and Healthcare Systems, partially offset by lower prices at Healthcare Systems.
 The increase in profit was primarily driven by higher cost productivity, including the effects of previous restructuring actions and volume growth, partially offset by lower prices at Healthcare Systems.

	Revenues	Profit
September 30, 2015	$4.3	$0.7
Volume	0.3	-
Price	(0.1)	(0.1)
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	-
Mix	N/A	-
Productivity	N/A	0.1
Other	-	-
September 30, 2016	$4.5	$0.7

NINE MONTHS
Segment revenues up $0.5 billion (4%);
Segment profit up $0.2 billion (10%) as a result of:

 The increase in revenues was primarily due to higher volume driven by Life Sciences and Healthcare Systems, partially offset by lower prices at Healthcare Systems and the effects of a stronger U.S. dollar.
 The increase in profit was primarily driven by higher cost productivity, including the effects of previous restructuring actions and strong volume growth, partially offset by lower prices at Healthcare Systems.

	Revenues	Profit
September 30, 2015	$12.7	$1.9
Volume	0.8	0.1
Price	(0.2)	(0.2)
Foreign Exchange	(0.1)	-
(Inflation)/Deflation	N/A	-
Mix	N/A	-
Productivity	N/A	0.3
Other	-	-
September 30, 2016	$13.2	$2.1

2016 3Q FORM 10-Q 27

 TRANSPORTATION

OPERATIONAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
 (Dollars in billions)

2016 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES

(a) Includes Marine, Stationary, Drilling and Digital	Services Equipment
ORDERS	BACKLOG
Equipment Services	Equipment Services
UNIT SALES

2016 3Q FORM 10-Q 28

FINANCIAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
 (Dollars in billions)

SEGMENT REVENUES		SEGMENT PROFIT	SEGMENT PROFIT MARGIN
Equipment Services

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY: 2016 - 2015
THREE MONTHS
Segment revenues down $0.3 billion (22%);
Segment profit down $0.1 billion (18%) as a result of:

 The decrease in revenues was primarily due to lower equipment volume driven by 59 fewer locomotive shipments than in the prior year. The decrease in revenues was also impacted by the Signaling business disposition in November 2015.
 The decrease in profit was driven by lower volume due to lower locomotive shipments and lower services volume, partially offset by the effects of previous restructuring actions.

	Revenues	Profit
September 30, 2015	$1.6	$0.4
Volume	(0.3)	(0.1)
Price	-	-
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	-
Mix	N/A	-
Productivity	N/A	-
Other	-	-
September 30, 2016	$1.2	$0.3

NINE MONTHS
Segment revenues down $0.9 billion (20%);
Segment profit down $0.2 billion (20%) as a result of:

 The decrease in revenues was primarily driven by lower equipment volume, driven by 87 fewer locomotive shipments than in the prior year, as well as lower services volume due to higher parked locomotives. The decrease in revenues was also impacted by the Signaling business disposition in November 2015.
 The decrease in profit was primarily driven by lower equipment volume, partially offset by material deflation and the effects of previous restructuring actions.

	Revenues	Profit
September 30, 2015	$4.3	$0.9
Volume	(0.8)	(0.2)
Price	-	-
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	0.1
Mix	N/A	-
Productivity	N/A	-
Other	-	-
September 30, 2016	$3.5	$0.7

2016 3Q FORM 10-Q 29

ENERGY CONNECTIONS & LIGHTING

OPERATIONAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
 (Dollars in billions)

2016 YTD SUB-SEGMENT REVENUES	EQUIPMENT/SERVICES REVENUES

(a) Includes Current, powered by GE (b) Reflects historical results of Appliances prior to its sale in June 2016	Services Equipment
ORDERS	BACKLOG
Equipment Services	Equipment Services
(a) Included $1.4 billion related to Alstom (b) Included $4.0 billion related to Alstom	(a) Included $8.3 billion related to Alstom

2016 3Q FORM 10-Q 30

FINANCIAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
(Dollars in billions)

SEGMENT REVENUES		SEGMENT PROFIT (LOSS)	SEGMENT PROFIT MARGIN
(a) $1.8 billion, excluding $1.4 billion related to Alstom* (b) $7.9 billion, excluding $3.9 billion related to Alstom*	Equipment Services	(a) Includes $0.1 billion related to Alstom* (b) $(0.1) billion, excluding $0.1 billion related to Alstom*	(a) (1.0)%, excluding 4.6% related to Alstom* (b) 1.8%, excluding 1.8% related to Alstom*

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY: 2016 - 2015
THREE MONTHS
Segment revenues down $0.9 billion (22%);
Segment profit down $0.2 billion (84%) as a result of:

 The decrease in revenues was driven primarily by the Appliances disposition in June 2016, as well as lower Lighting revenues, as traditional lighting sales were partially offset by an increase in LED revenues and Current. The decrease in revenues was partially offset by the effects of Alstom, including higher equipment sales at Grid.
 The decrease in profit was due to lower core volume, lower cost productivity and the effects of the Appliances disposition, partially offset by the effects of Alstom, including higher equipment sales at Grid.

	Revenues	Profit
September 30, 2015	$4.1	$0.3
Volume	(2.2)	(0.2)
Price	-	-
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	-
Mix	N/A	-
Productivity	N/A	(0.1)
Other	-	-
Alstom	1.4	0.1
September 30, 2016	$3.2	$-

NINE MONTHS
Segment revenues up $0.1 billion (1%);
Segment profit down $0.5 billion (69%)as a result of:

 The increase in revenues was driven by the effects of Alstom, including higher equipment sales at Grid, partially offset by a decrease in core volume driven by Industrial Solutions and Power Conversion, the effects of the Appliances disposition and traditional lighting sales. The increase was also partially offset by lower prices, the effects of a stronger U.S. dollar and lower other income, including negative foreign exchange hedge impacts.
 The decrease in profit was due to lower cost productivity, driven by lower core volume and prices, as well as the effects of the Appliances disposition and lower other income, including negative foreign exchange transactional hedge impacts, partially offset by material deflation, a favorable business mix and the effects of Alstom.

	Revenues	Profit
September 30, 2015	$11.7	$0.7
Volume	(3.5)	(0.2)
Price	(0.1)	(0.1)
Foreign Exchange	(0.1)	-
(Inflation)/Deflation	N/A	0.1
Mix	N/A	-
Productivity	N/A	(0.2)
Other	(0.1)	(0.1)
Alstom	3.9	0.1
September 30, 2016	$11.8	$0.2
*Non-GAAP Financial Measure
2016 3Q FORM 10-Q 31

  CAPITAL

OPERATIONAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
 (Dollars in billions)

2016 YTD SUB-SEGMENT REVENUES	ENDING NET INVESTMENT, EXCLUDING LIQUIDITY*
(a) As originally reported; $271 billion including discontinued operations (b) $103 billion including discontinued operations

FINANCIAL OVERVIEW - THREE AND NINE MONTHS ENDED SEPTEMBER 30
 (Dollars in billions)

SEGMENT REVENUES	SEGMENT PROFIT (LOSS)(a)
Total Capital Verticals Other Continuing	Verticals Other Continuing Total Capital
(a) Interest and other financial charges and income taxes are included in determining segment profit (loss) for the Capital segment

* Non-GAAP Financial Measure
2016 3Q FORM 10-Q 32

COMMENTARY: 2016 - 2015

THREE MONTHS
Capital revenues decreased $0.1 billion, or 2%, as a result of the effects of dispositions and organic revenue declines, partially offset by higher gains and lower impairments.


Within Capital, Verticals revenues decreased by $0.1 billion as a result of the effects of dispositions ($0.2 billion) and organic revenue declines ($0.2 billion), partially offset by lower impairments ($0.2 billion) and higher gains ($0.1 billion).

	Other Capital revenues increased less than $0.1 billion as a result of higher gains ($0.1 billion) and organic revenue growth ($0.1 billion), partially offset by higher impairments ($0.1 billion).

Capital net loss decreased $0.2 billion, primarily due to lower impairments and higher gains, partially offset by the effects of dispositions and core decreases. Core decreases reflect excess interest expense, higher restructuring expenses and higher insurance reserve provisions, partially offset by increased tax benefits resulting from an IRS tax settlement and tax adjustments in the three months ended September 30, 2016, to bring Capital's nine-month tax rate in line with the projected full-year tax rate.


Within Capital, Verticals net earnings increased by $0.1 billion due to lower impairments ($0.2 billion) and higher gains, partially offset by the effects of dispositions ($0.1 billion) and core decreases ($0.1 billion).

	Other Capital net loss decreased by $0.1 billion primarily as a result of:
	Increased tax benefits related to an IRS settlement of $0.3 billion.
	Tax adjustments of $0.1 billion in the three months ended September 30, 2016, to bring Capital's nine-month tax rate in line with the projected full-year tax rate.

Higher treasury operation expenses of $0.3 billion reflecting excess interest expense and derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities. We expect to continue to have excess interest costs in 2016 as asset sales outpace our debt maturities. We may engage in liability management actions, such as buying back debt, based on market and economic conditions.

	Higher restructuring expenses of $0.1 billion.
NINE MONTHS
Capital revenues increased less than $0.1 billion primarily due to lower impairments, higher gains and the effects of acquisitions, partially offset by the effects of dispositions, organic revenue declines and the effects of currency exchange.


Within Capital, Verticals revenues decreased by $0.2 billion as a result of organic revenue declines ($0.5 billion) and the effects of dispositions ($0.2 billion), partially offset by higher gains ($0.3 billion), lower impairments ($0.1 billion) and the effects of acquisitions.


Other Capital revenues increased $0.3 billion as a result of organic revenue growth ($0.4 billion) and lower impairments ($0.1 billion), partially offset by lower gains ($0.2 billion) and the effects of currency exchange ($0.1 billion).

Capital net loss decreased by $4.9 billion, or 77%, primarily due to the absence of the 2015 charges associated with the GE Capital Exit Plan.

Within Capital, Verticals net earnings increased by $0.2 billion as a result of higher gains ($0.2 billion) and lower impairments ($0.1 billion), partially offset by the effects of dispositions ($0.1 billion) and core decreases ($0.1 billion).

	Other Capital net loss decreased by $4.7 billion primarily as a result of:
	Lower tax expenses of $6.1 billion primarily related to the absence of the 2015 charges for repatriation of foreign earnings and write-off of deferred tax assets related to the GE Capital Exit Plan.
	Tax adjustments of $0.5 billion in the nine months ended September 30, 2016, to bring Capital's nine-month tax rate in line with the projected full-year tax rate.
	Increased tax benefits related to an IRS tax settlement of $0.3 billion.

Higher treasury operation expenses of $1.6 billion reflecting excess interest expense, costs associated with the February and May 2016 debt tenders and derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities. We expect to continue to have excess interest costs in 2016 as asset sales outpace our debt maturities. We may engage in liability management actions, such as buying back debt, based on market and economic conditions.

•	Charges of $0.3 billion associated with the preferred equity exchange that was completed in January 2016.
•	Higher restructuring expenses of $0.3 billion.
2016 3Q FORM 10-Q 33

CORPORATE ITEMS AND ELIMINATIONS

REVENUES AND OPERATING PROFIT (COST)

	Three months ended September 30		Nine months ended September 30
(In millions)	2016	2015	2016	2015

Revenues
Gains (losses) on disposed and held for sale businesses	$208	$-	$3,395	$49
NBCU settlement	-	-	-	450
Eliminations and other	(963)	(888)	(2,966)	(2,665)
Total Corporate Items and Eliminations	$(755)	$(888)	$429	$(2,166)

Operating profit (cost)
Gains (losses) on disposed and held for sale businesses	$208	$-	$3,395	$49
NBCU settlement	-	-	-	450
Principal retirement plans(a)	(542)	(659)	(1,489)	$(2,121)
Restructuring and other charges	(683)	(346)	(2,557)	(1,167)
Eliminations and other	(507)	(554)	(1,469)	(1,647)
Total Corporate Items and Eliminations	$(1,524)	$(1,559)	$(2,120)	$(4,436)

CORPORATE COSTS

	Three months ended September 30		Nine months ended September 30
(In millions)	2016	2015	2016	2015

Total Corporate Items and Eliminations	$(1,524)	$(1,559)	$(2,120)	$(4,436)
Less: non-operating pension cost	(511)	(693)	(1,534)	(2,077)
Total Corporate costs (operating)*	$(1,012)	$(866)	$(586)	$(2,359)
Less: restructuring and other charges, gains (losses) and settlement	(475)	(346)	838	(668)
Adjusted total corporate costs (operating)*	$(538)	$(520)	$(1,424)	$(1,691)

(a)
Included non-operating pension cost* of $0.5 billion and $0.7 billion in the three months ended September 30, 2016 and 2015, respectively, and $1.5 billion and $2.1 billion in the nine months ended September 30, 2016 and 2015, respectively, which includes expected return on plan assets, interest costs and non-cash amortization of actuarial gains and losses.

2016 – 2015 COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30

Revenues and other income increased $0.1 billion, primarily as a result of:

$0.2 billion of higher net gains from disposed and held for sale businesses, which included $0.4 billion gain from the sale of GE Asset Management to State Street Corporation, partially offset by a $0.2 billion charge related to the anticipated sale of a non-strategic platform in our Aviation business. This was partially offset by $0.1 billion of higher inter-segment eliminations.

Operating costs were flat, primarily as a result of:

$0.2 billion of higher net gains from disposed and held for sale businesses, which included $0.4 billion gain from the sale of GE Asset Management to State Street Corporation, partially offset by a $0.2 billion charge related to the anticipated sale of a non-strategic platform in our Aviation business, and

	$0.1 billion of lower costs associated with our principal retirement plans including the effects of higher discount rates.

These decreases to operating costs were offset by $0.3 billion higher restructuring and other charges, which included $0.2 billion of higher restructuring charges associated with the Alstom acquisition.

*Non-GAAP Financial Measure
2016 3Q FORM 10-Q 34

2016 – 2015 COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30

Revenues and other income increased $2.6 billion, primarily a result of:

$3.3 billion of higher net gains from disposed and held for sale businesses, which included $3.2 billion gain from the sale of our Appliances business to Haier in the second quarter of 2016 and $0.4 billion gain from the sale of GE Asset Management to State Street Corporation, partially offset by a $0.2 billion charge related to the anticipated sale of a non-strategic platform in our Aviation business in the third quarter of 2016.

This increase to revenues and other income was partially offset by the following:
	$0.5 billion lower other income from a settlement related to the NBCU transaction in the second quarter of 2015, and
	$0.3 billion of higher inter-segment eliminations.

Operating costs decreased $2.3 billion, primarily as a result of:

$3.3 billion of higher net gains from disposed and held for sale businesses, which included $3.2 billion gain from the sale of our Appliances business to Haier in the second quarter of 2016 and $0.4 billion gain from the sale of GE Asset Management to State Street Corporation, partially offset by a $0.2 billion charge related to the anticipated sale of a non-strategic platform in our Aviation business in the third quarter of 2016.

	$0.6 billion of lower costs associated with our principal retirement plans including the effects of higher discount rates, and
	$0.2 billion of lower costs under our long-term incentive plan.

These decreases to operating costs were partially offset by the following:
	$1.4 billion higher restructuring and other charges, which included $0.6 billion of higher restructuring charges associated with the Alstom acquisition, and
	$0.5 billion lower other income from a settlement related to the NBCU transaction in the second quarter of 2015.

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

COSTS

	Three months ended September 30			Nine months ended September 30
(In billions)	2016		2015	2016		2015

Power	$0.3	(a)	$0.1	$0.8	(a)	$0.2
Renewable Energy	-		-	0.2		0.1
Oil & Gas	0.1	(b)	0.2	0.7	(b)	0.5
Aviation	-		-	0.1		-
Healthcare	0.1	(c)	-	0.4	(c)	0.1
Transportation	-		-	0.2		-
Energy Connections & Lighting	0.1		-	0.3		0.2
Total	$0.7		$0.3	$2.7		$1.1

(a)
For the three and nine months ended September 30, 2016, Power's results excluded $0.3 billion and $0.8 billion of costs, primarily related to restructuring charges associated with the Alstom acquisition.

(b)	For the three and nine months ended September 30, 2016, Oil & Gas's results excluded $0.1 billion and $0.7 billion of costs, primarily related to ongoing restructuring activities.
(c)	For the three and nine months ended September 30, 2016, Healthcare's results excluded $0.1 billion and $0.4 billion of costs, primarily related to restructuring charges.
2016 3Q FORM 10-Q 35

GAINS (LOSSES)

	Three months ended September 30			Nine months ended September 30
(In billions)	2016		2015	2016		2015

Power	$-		$-	$-		$-
Renewable Energy	-		-	-		-
Oil & Gas	-		-	-		-
Aviation	(0.2)	(a)	-	(0.2)	(a)	-
Healthcare	-		-	-		-
Transportation	-		-	-		-
Energy Connections & Lighting	-		-	3.2	(b)	-
Total	$(0.2)		$-	$2.9		$-

(a)	Related to the anticipated sale of a non-strategic platform in our Aviation business.
(b)   Related to the sale of our Appliances business in the second quarter of 2016.
2016 3Q FORM 10-Q 36

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

At September 30, 2016, specific indemnifications amounted to $1.6 billion, for which we have recognized related liabilities of $0.2 billion. In addition, we provided $0.1 billion of credit support, the majority on behalf of certain customers aligned with signed disposal transactions scheduled to close in 2016, and recognized an insignificant liability at September 30, 2016.

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

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS

	Three months ended September 30		Nine months ended September 30
(In millions)	2016	2015	2016	2015

Earnings (loss) from discontinued operations, net of taxes	$(105)	$629	$(954)	$(11,253)

2016 – 2015 COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30

The third quarter 2016 loss from discontinued operations, net of taxes, primarily reflected the following:
	$0.5 billion after-tax loss at our Consumer business (including $0.4 billion after-tax loss on planned disposals).

Third quarter 2016 losses were partially offset by a $0.2 billion tax benefit related to an IRS tax settlement in our discontinued insurance operations and $0.1 billion after-tax earnings at our CLL business.

The third quarter 2015 earnings from discontinued operations, net of taxes, primarily reflected the following:
	$1.0 billion after-tax earnings at our Consumer business.
	$0.1 billion after-tax earnings at our Real Estate business (including $0.2 billion after-tax gain on transactions closed in the quarter).
	Third quarter 2015 earnings were partially offset by $0.5 billion after-tax loss at our CLL business (including $1.2 billion after-tax loss on planned disposals).

2016 – 2015 COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30

The 2016 loss from discontinued operations, net of taxes, primarily reflected the following:
	$0.7 billion after-tax loss at our CLL business (including $0.8 billion after-tax loss on planned disposals).
	$0.5 billion after-tax loss at our Consumer business (including $0.5 billion after-tax loss on planned disposals).
	These 2016 losses were partially offset by a $0.2 billion tax benefit related to an IRS settlement in our discontinued insurance operations.

The 2015 loss from discontinued operations, net of taxes, primarily reflected the following:
	$8.2 billion after-tax loss at our CLL business (including $8.4 billion after-tax loss on planned disposals).
	$2.2 billion after-tax loss at our Real Estate business (including $2.2 billion after-tax loss on planned disposals).
	$0.9 billion after-tax loss at our Consumer business.

For additional information related to discontinued operations, see Note 2 to the consolidated financial statements.
2016 3Q FORM 10-Q 37

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

CONSOLIDATED – THREE AND NINE MONTHS ENDED SEPTEMBER 30
(Dollars in billions)

PROVISION FOR INCOME TAXES

2016 – 2015 COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30

	The consolidated income tax rate was 0.9% in the third quarter of 2016 compared to 6.6% in the third quarter of 2015.

The consolidated tax provision decreased in the third quarter of 2016 compared to the third quarter of 2015 due to a larger adjustment to reduce the tax rate to the projected full-year tax rate and due to the final resolution of the IRS disallowance of the tax loss on the 2003 disposition of ERC Life Reinsurance Company, partially offset by lower benefits from lower-taxed global operations.


The first nine months of 2016 tax rate was adjusted to reflect the relatively large amount of pre-tax income through the third quarter of 2016 relative to tax benefits through the third quarter of 2016. Tax benefits incurred through the third quarter were relatively low as larger international tax benefits are projected for the fourth quarter of 2016.

	The consolidated tax provision includes $0.2 billion and $0.4 billion for GE (excluding GE Capital) for the third quarters of 2016 and 2015, respectively.

2016 3Q FORM 10-Q 38

2016 – 2015 COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30


The consolidated tax rate was 4.9% in the first nine months of 2016 compared to 115.0% in the first nine months of 2015.  The tax rate for the first nine months of 2015 was in excess of 100% due to the tax expense of $6.2 billion in the first nine months of 2015 for the expected repatriation of foreign earnings and write-off of deferred tax assets incurred in connection with the GE Capital Exit Plan.


The consolidated income tax provision decreased from the first nine months of 2015 to the first nine months of 2016 due to the non-repeat of the GE Capital Exit Plan charge, a larger adjustment to reduce the tax rate to the projected full-year tax rate and the final resolution of the IRS disallowance of the tax loss on the 2003 disposition of ERC Life Reinsurance Company, partially offset by lower benefits from lower-taxed global operations.


The first nine months of 2016 tax rate was adjusted to reflect the relatively large amount of pre-tax income through the third quarter of 2016 including the gain on the sale of the Appliances business relative to tax benefits through the third quarter of 2016. Tax benefits incurred through the third quarter were also relatively low as larger international tax benefits are projected for the fourth quarter of 2016 and because of high taxes on the gain on the sale of the Appliances business.

	The consolidated tax provision includes $1.0 billion and $1.3 billion for GE (excluding GE Capital) for the first nine months of 2016 and 2015, respectively.
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
2016 3Q FORM 10-Q 39

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

MAJOR CHANGES IN OUR FINANCIAL POSITION FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2016


Cash and equivalents decreased $18.0 billion. GE Cash and equivalents increased $0.2 billion due to cash flows from operating activities of $18.3 billion (including common dividends from GE Capital of $16.1 billion), proceeds from the sale of our Appliances business of $4.8 billion and a short-term loan from GE Capital of $5.0 billion. This is partially offset by treasury stock purchases of $18.7 billion (cash basis), including $9.1 billion paid under ASR agreements, dividends of $6.4 billion, net PP&E additions of $2.1 billion and software spend of $0.6 billion. GE Capital Cash and equivalents decreased $18.2 billion primarily driven by $50.7 billion net repayments of debt, $16.2 billion in payments of dividends to shareowners and a short-term loan to GE of $5.0 billion, partially offset by $53.3 billion in proceeds from business dispositions and $0.8 billion in proceeds from the sale of receivables originated in our Appliances business and sold to Haier. See the Statement of Cash Flows section for additional information.

	Investment securities increased $14.4 billion, primarily driven by investing excess cash in longer term investment to achieve higher yield. See Note 3 for additional information.
	All other assets decreased $11.0 billion, primarily due to maturities of time deposits in line with debt maturities at GE Capital.
	Assets of discontinued operations decreased $90.0 billion, primarily due to the disposition of CLL businesses of $81.5 billion. See Note 2 for additional information.

Borrowings decreased $48.2 billion, primarily due to a net decrease of GE Capital borrowings of $48.7 billion, partially offset by a net increase in borrowings by GE of $1.4 billion (excluding GE Capital debt assumption and short-term loan from GE Capital to GE).

	Liabilities of discontinued operations decreased $36.7 billion, primarily driven by the disposition of CLL businesses of $33.6 billion. See Note 2 for additional information.

Common stock held in treasury increased $16.3 billion, primarily due to treasury stock purchases of $18.1 billion (book basis), including $9.1 billion repurchased under ASR agreements. This was partially offset by treasury stock issuances of $1.9 billion, primarily stock option exercises of $1.1 billion.

2016 3Q FORM 10-Q 40

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

GE Capital has historically relied on the unsecured term debt markets, the global commercial paper markets, deposits, secured funding, retail funding products, bank borrowings and securitizations to fund its balance sheet. Subsequent to April 10, 2015 and with the execution of the GE Capital Exit Plan, we do not plan to issue any incremental GE Capital senior unsecured term debt for four years. Furthermore, we have reduced our commercial paper from $25 billion to $5 billion consistent with the Exit Plan. In addition, we have substantially reduced our reliance on deposits and securitization due to the Exit Plan. Today, we mainly rely on excess cash positions, cash generated through dispositions, and the cash flow from our Verticals to fund our debt maturities and our operating and interest costs. GE Capital's liquidity position is targeted to meet its obligations under both normal and stressed conditions. We expect to maintain an elevated liquidity position as we generate cash from asset sales, returning to more normalized levels in 2019. During this period we expect to have excess interest costs as asset sales outpace our debt maturities. While we maintain elevated liquidity levels, we may engage in liability management actions, such as buying back debt, based on market and economic conditions in order to reduce our excess interest costs. For the nine months ended September 30, 2016, we repurchased $6.7 billion of long-term unsecured debt and $5.8 billion of subordinated debentures, resulting in a pre-tax loss of $0.6 billion.

Our 2016 GE Capital funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of long-term debt ($42.7 billion at December 31, 2015), principally through dispositions, asset sales and cash on hand. Long-term maturities and early redemptions were $6.0 billion in the third quarter of 2016.

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

On December 2, 2015, $87.7 billion of senior unsecured notes and $4.9 billion of commercial paper was assumed by GE upon its merger with GE Capital. The amount of the intercompany payable to GE was $59.8 billion as of September 30, 2016, which includes a reduction for a $5.0 billion short-term loan in the second quarter of 2016 from GE Capital to GE, which bears the right of offset against amounts owed under the assumed debt agreement. See Note 9 to the consolidated financial statements.

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

2016 3Q FORM 10-Q 41

LIQUIDITY SOURCES

In addition to GE cash of $10.6 billion at September 30, 2016, GE Capital maintained liquidity sources of $57.0 billion that consisted of cash and equivalents of $41.9 billion, high-quality investments of $12.2 billion and cash and equivalents of $2.9 billion classified as discontinued operations. Additionally, at September 30, 2016, we have $20.0 billion of committed unused credit lines extended by 36 banks in a syndicated credit facility agreement.

CASH AND EQUIVALENTS

(In billions)	September 30, 2016		September 30, 2016

GE(a)	$10.6	U.S.	$15.9
GE Capital(b)	41.9	Non-U.S.(c)	36.6

(a)
At September 30, 2016, $3.1 billion of GE cash and equivalents was held in countries with currency controls that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. These funds are available to fund operations and growth in these countries and we do not currently anticipate a need to transfer these funds to the U.S.

(b)	At September 30, 2016, GE Capital cash and equivalents of about $0.4 billion were primarily in insurance entities and were subject to regulatory restrictions.
(c)
Of this amount at September 30, 2016, $4.7 billion is held outside of the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund our needs in the U.S. on a short-term basis through short-term loans, without being subject to U.S. tax. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and the total of all such loans is required to be outstanding for less than 60 days during the year. If we were to repatriate this cash, we would be subject to additional U.S. income taxes and foreign withholding taxes.

We reduced our Capital ENI, excluding liquidity*, to $79 billion at September 30, 2016.

During the first nine months of 2016, there were no new senior unsecured debt issuances.

COMMERCIAL PAPER

(In billions)	GE	GE Capital

Average commercial paper borrowings during the third quarter of 2016	$10.1	$5.0
Maximum commercial paper borrowings outstanding during the third quarter of 2016	17.0	5.1

GE Capital commercial paper maturities have historically been funded principally through new commercial paper issuances and at GE are substantially repaid before quarter-end using indefinitely reinvested overseas cash, which as discussed above, is available for use in the U.S. on a short-term basis without being subject to U.S. tax.

We securitize financial assets as an alternative source of funding. At September 30, 2016, consolidated non-recourse securitization borrowings were $2.2 billion.

We have four deposit-taking banks outside of the U.S., which are classified as discontinued operations. On April 18, 2016, we completed the sale of the deposit-taking bank in the U.S., GE Capital Bank, an industrial bank.

*Non-GAAP Financial Measure
2016 3Q FORM 10-Q 42

GE GUARANTEE OF CERTAIN GE CAPITAL DEBT

GE provides implicit and explicit support to GE Capital through commitments, capital contributions and operating support. As part of the GE Capital Exit Plan, on April 10, 2015, GE and GE Capital entered into an amendment to their existing financial support agreement. Under this amendment (the Amendment), the Company has provided a full and unconditional guarantee (the Guarantee) of the payment of principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GE Capital identified in the Amendment. The Guarantee replaced the requirement that the Company make certain income maintenance payments to GE Capital in certain circumstances. GE Capital's U.S. public indentures were concurrently amended to provide the full and unconditional guarantee by the Company set forth in the Guarantee. At September 30, 2016, the balance of this debt that GE assumed was $64.8 billion, and the Guarantee applied to approximately $53.5 billion of GE Capital debt. See Note 18 to the consolidated financial statements for further information on the guarantor financial statements.

ACCELERATED SHARE REPURCHASE AGREEMENT

During the first nine months of 2016, we repurchased $18.1 billion of our common stock, including $9.1 billion repurchased under the accelerated share repurchase (ASR) agreements.

In September 2016, we entered into an ASR agreement with a financial institution which allowed us to repurchase GE common stock at a price below its volume weighted-average price during a given period. During the third quarter, we paid $2.5 billion and received and classified as treasury shares an initial delivery of 71,189,280 shares based on then-current market prices. The payment was recorded as a reduction to shareowners' equity, consisting of a $2.1 billion increase in treasury stock, which reflects the value of the shares received upon initial delivery, and a $0.4 billion decrease in other capital, which reflects the value of the stock held back pending final delivery. In the fourth quarter of 2016, we received the remaining 14,758,566 shares based on the final volume weighted-average price less the negotiated discount.

In the third quarter of 2016, we received the remaining 18,269,775 shares related to the ASR agreement entered in June 2016 based on the final volume weighted-average price less the negotiated discount.

2016 3Q FORM 10-Q 43

STATEMENT OF CASH FLOWS - NINE MONTHS ENDED SEPTEMBER 30, 2016 VERSUS 2015

CONSOLIDATED CASH FLOWS

We evaluate our cash flow performance by reviewing our industrial (non-GE Capital) businesses and GE Capital businesses separately. Cash from operating activities (CFOA) is the principal source of cash generation for our industrial businesses. The industrial businesses also have liquidity available via the public capital markets.

GE CASH FLOWS – NINE MONTHS ENDED SEPTEMBER 30
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

2016 – 2015 COMMENTARY

GE cash from operating activities increased $11.8 billion primarily due to the following:
	GE Capital paid common dividends totaling $16.1 billion and $0.5 billion to GE in the nine months ended September 30, 2016 and 2015, respectively.

An increase of operating cash collections of $7.7 billion to $84.3 billion in 2016, primarily driven by an increase in progress collections of $1.5 billion and higher GE segment revenues from sales of goods and services due to the impact of the Alstom acquisition in the nine months ended September 30, 2016 compared with that of 2015.


These increases were partially offset by an increase in operating cash payments of $11.5 billion to $82.0 billion in 2016, primarily driven by $1.1 billion due to taxes on the sale of our Appliances business to Haier, $0.8 billion increased spend on inventory due to volume growth for end of year 2016 shipments, $0.5 billion incentive compensation payments due to long-term performance awards and higher costs and expenses mainly due to the impact of the Alstom acquisition in the nine months ended September 30, 2016 compared with that of 2015.

GE cash from investing activities increased $3.4 billion primarily due to the following:
	The sale of our Appliances business to Haier for proceeds of $4.8 billion and the sale of GE Asset Management (GEAM) to State Street Corporation for proceeds of $0.4 billion

This is partially offset by payments for principal businesses purchased of $0.9 billion in addition to funding of a joint venture at our Aviation business of $0.3 billion in the nine months ended September 30, 2016.

2016 3Q FORM 10-Q 44

GE cash used for financing activities increased $16.3 billion primarily due to the following:
	An increase in payment for net repurchases of GE treasury shares of $18.6 billion, including $9.1 billion paid under ASR agreements.

This increase was partially offset by a net change in borrowings of $2.1 billion. The change is driven by a short-term loan from GE Capital to GE of $5.0 billion in the nine months ended September 30, 2016, partially offset by $3.4 billion of GE issued unsecured notes in the nine months ended September 30, 2015.

GE CAPITAL CASH FLOWS – NINE MONTHS ENDED SEPTEMBER 30
(Dollars in billions)

OPERATING CASH FLOWS		INVESTING CASH FLOWS		FINANCING CASH FLOWS

2015	2016	2015	2016	2015	2016

2016 – 2015 COMMENTARY-CONTINUING OPERATIONS:

GE Capital cash from operating activities-continuing operations increased $2.6 billion primarily due to the following:
	An increase in net cash collateral activity with counterparties on derivative contracts of $3.4 billion in addition to an increase in cash generated from earnings and other activity.
	These increases were partially offset by higher tax payments.

GE Capital cash from investing activities-continuing operations decreased $15.4 billion primarily due to the following:
	A short-term loan from GE Capital to GE of $5.0 billion.
	Higher net investments of $3.7 billion.
	Lower net cash received from derivative settlements of $3.3 billion.

An increase in net financing receivables of $0.9 billion, representing a net increase of $1.7 billion partially offset by the sale of receivables purchased from our Appliances business and sold to Haier for proceeds of $0.8 billion.

	The 2015 proceeds from principal business dispositions of $0.5 billion.

Other investing activities of $7.9 billion, primarily excess cash generated from 2015 collections of financing receivables and other investing assets by discontinued operations prior to disposition of the underlying business.


These decreases were partially offset by higher proceeds from the sale of certain of our CLL, Consumer and Real Estate businesses of $4.2 billion and the 2015 acquisition of Milestone Aviation Group resulting in net cash paid of $1.7 billion.

GE Capital cash used for financing activities-continuing operations increased $21.3 billion primarily due to the following:
	GE Capital paid common dividends totaling $16.1 billion and $0.5 billion to GE in the nine months ended September 30, 2016 and 2015, respectively.
	In addition, higher net repayments of borrowings of $6.8 billion were partially offset by lower net redemption of investment contracts of $0.7 billion.

2016 3Q FORM 10-Q 45

GE CAPITAL DISCONTINUED OPERATIONS CASH FLOWS – NINE MONTHS ENDED SEPTEMBER 30
(Dollars in billions)

OPERATING CASH FLOWS		INVESTING CASH FLOWS		FINANCING CASH FLOWS

2015	2016	2015	2016	2015	2016

2016 – 2015 COMMENTARY-DISCONTINUED OPERATIONS:

GE Capital cash from operating activities-discontinued operations decreased $13.4 billion primarily due to the following:

Lower cash generated as a result of certain dispositions in our CLL business of $11.7 billion, and Consumer business of $4.4 billion (primarily resulting from the 2015 split-off of Synchrony Financial) partially offset by our Real Estate business of $3.1 billion.  In connection with the GE Capital Exit Plan, we closed a vast majority of our CLL and Consumer businesses and substantially all of our Real Estate business dispositions in 2015 and 2016.

	Included in the above were higher tax payments of $2.6 billion, primarily as a result of additional taxes generated by our business disposition activity.
GE Capital cash from investing activities-discontinued operations decreased $12.4 billion primarily due to the following:

The sale of bank deposits for $16.5 billion in net cash paid in conjunction with the sale of GE Capital Bank's U.S. online deposit platform to Goldman Sachs Bank USA during the first nine months of 2016.

	Other investing activities of $2.9 billion, primarily cash generated from 2015 collections of financing receivables and other investing assets prior to disposition of the underlying business.

These decreases were partially offset by higher cash used of $7.0 billion resulting from the 2015 split-off of Synchrony Financial, primarily reflecting 2015 increases in financing receivables and investment securities.

GE Capital cash used for financing activities-discontinued operations decreased $2.5 billion primarily due to the following:

Lower repayment of borrowings of $7.7 billion as a result of certain dispositions in our Consumer (including $2.9 billion resulting from the 2015 split-off of Synchrony Financial), CLL and Real Estate businesses in connection with the GE Capital Exit Plan.

	This decrease was partially offset by lower net cash proceeds from bank deposits of $5.4 billion resulting from the 2015 split-off of Synchrony Financial.

INTERCOMPANY TRANSACTIONS AND ELIMINATIONS

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

2016 3Q FORM 10-Q 46

GE Capital is a member of certain GE pension plans. As a result of the GE Capital Exit Plan, GE Capital will have additional funding obligations for these pension plans. These obligations do not relate to the Verticals and are recognized as expense in GE Capital's other continuing operations when they become probable and estimable. GE records a contra expense as GE Capital's additional funding obligations are recognized and GE's related pension obligations are paid by GE Capital. On a consolidated basis, the additional required funding obligations do not affect earnings but rather are reflected as a reduction of the pension liability when paid. In the three and nine months ended September 30, 2016, the additional funding obligations recognized by GE Capital were $0.1 billion and $0.3 billion, respectively. No such funding obligations were recognized in the three and nine months ended September 30, 2015. As of September 30, 2016, the total outstanding funding obligation was $0.2 billion.

GE sells customer receivables to GE Capital in the ordinary course of business to fund the growth of our industrial businesses. During any given period, GE receives cash from the sale of receivables to GE Capital. It also foregoes the future collection of cash on receivables sold as GE Capital will collect the cash from the customer. The incremental amount of cash received from sales of receivables in excess of the cash GE would have otherwise collected had those receivables not been sold, represents the cash generated or used in the period relating to this activity. The effect of cash generated in GE CFOA from selling these receivables to GE Capital increased GE's CFOA by $0.8 billion and decreased GE's CFOA by $0.4 billion for the nine months ended September 30, 2016 and 2015, respectively.

See Note 17 to the consolidated financial statements for additional information about the eliminations of intercompany transactions between GE and GE Capital.

EXPOSURES

FOREIGN CURRENCY

As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. The results of operating entities reported in currencies other than U.S. dollar are translated to the U.S. dollar at the applicable exchange rate for inclusion in the financial statements. The foreign currency effect arising from operating activities outside of the U.S., including the remeasurement of derivatives, can result in significant transactional foreign currency fluctuations at points in time, but will generally be offset as the underlying hedged item is recognized in earnings. The effects of foreign currency fluctuations, excluding the earnings impact of the underlying hedged item, decreased net earnings for the three and nine months ended September 30, 2016 by $0.1 billion and $0.4 billion, respectively.

On June 23, 2016, a referendum in the United Kingdom (U.K.) was approved to withdraw from the European Union. The referendum was advisory and the terms of any withdrawal are subject to a negotiation period that could last for two years after the U.K. government initiates the withdrawal process. The approval of the referendum had, and may continue to have, an impact on foreign currency exchange rates, among other things. We actively manage our exposure to the U.K. and do not anticipate a material economic impact from our currency exposure as a result of the recent decision by the U.K. to exit the European Union.

For further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements see Notes 15 and 19 to the consolidated financial statements.

OIL & GAS INDUSTRY

The oil and gas market remains challenging. While oil prices increased in the third quarter of 2016, activity remained subdued with U.S. onshore rig and well counts declining from both year-end 2015 and 2014 peak levels, and capital expenditures and investment decisions continuing to be delayed. As a result, our Oil & Gas business has experienced declines in orders through the nine months ended September 30, 2016 of approximately 34%.

In this difficult market our Oil & Gas business will continue to focus on the items within its control such as cost management and competitiveness. Our restructuring investment will likely increase from $0.4 billion to approximately $0.5 billion to achieve our cost reduction target of $0.7 billion to $0.8 billion, as lower volume will offset some of the realization.
2016 3Q FORM 10-Q 47

CRITICAL ACCOUNTING ESTIMATES

We utilized significant estimates in the preparation of the third quarter financial statements.

Please refer to the Critical Accounting Estimates section within MD&A and Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements of our Form 8-K filed on June 3, 2016 related to the 2015 Annual Report on Form 10-K for a discussion of our accounting policies and the critical accounting estimates we use to: recognize revenue on long-term product services agreement; assess the recoverability of assets such as financing receivables and goodwill; determine the fair value of financial assets; and determine our provision for income taxes and recoverability of deferred tax assets.

2016 3Q FORM 10-Q 48

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP and will be effective for us as of January 1, 2018. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method and we have not yet selected which transition method we will apply. In addition, we are evaluating recently issued guidance on practical expedients as part of our transition decision. Given the complexity of our commercial arrangements, we are continuing to assess the potential effect that the standard is expected to have on our consolidated financial statements. We believe the more significant effects on our existing accounting policies will be associated with our long-term product service agreements and commercial aircraft engine contracts as further discussed below.

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
2016 3Q FORM 10-Q 49

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

On September 14, 2016, we acquired the remaining 74% of the software developer Meridium Inc. for cash proceeds of $0.4 billion. The acquisition is expected to enhance and accelerate our asset performance management capabilities across our industrial businesses.

Digital revenues for the three and nine months ended September 30, 2016 were $1.3 billion and $3.6 billion, respectively, compared with $1.2 billion and $3.4 billion for the three and nine months ended September 30, 2015, respectively, and were principally reported in our Power and Healthcare segments.

IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT OF 2012

The Company is making the following disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934.
Under Section 13(r) of the Securities Exchange Act of 1934, enacted in 2012, GE is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in business activities relating to Iran, even if those activities are conducted in accordance with authorizations subsequently issued by the U.S. Government. Reportable activities include investments that significantly enhance Iran's ability to develop petroleum resources valued at $20 million or more in the aggregate during a twelve-month period. Reporting is also required for transactions related to Iran's domestic production of refined petroleum products or Iran's ability to import refined petroleum products valued at $5 million or more in the aggregate during a twelve-month period.
In January 2016, the U.S. Department of Treasury's Office of Foreign Assets Control (OFAC) issued General License H authorizing U.S.-owned or controlled foreign entities to engage in transactions with Iran if these entities meet the requirements of the general license. Pursuant to this authorization, a non-U.S. affiliate of GE's Power business received a purchase order during the third quarter of 2016 for the sale of spare parts to an Iranian entity to provide electricity and steam to an area of Iran that includes certain oil refineries. The total value of the purchase order is €16.2 million ($18.1 million). The non-U.S. affiliate is still in the process of finalizing this transaction. As of September 30, 2016, no revenue has been recognized and no expenses have been incurred in the execution of the transaction contemplated by the purchase order. The non-U.S. affiliate intends to continue this activity.
Another non-U.S. affiliate of GE's Oil & Gas business signed three contracts during the second quarter of 2016 and two contracts during the third quarter of 2016 for the sale of goods pursuant to General License H that could potentially enhance Iran's ability to develop petroleum resources. These contracts are valued at under $20 million in the aggregate, but GE is reporting them during this quarter in conjunction with the report above. The contracts cover the sale of gas turbine equipment and associated services for ultimate end use by an Iranian company in a gas production project in Iran. These contracts are valued at approximately €11.4 million ($12.8 million), €1.8 million ($2.0 million), €1.1 million ($1.3 million), €408,000 ($460,000) and €69,000 ($78,000). The non-U.S. affiliate has just started operational activities related to these transactions. As of September 30, 2016, no revenue has been recognized and no expenses have been incurred in the execution of the transactions contemplated by these contracts. The non-U.S. affiliate intends to continue this activity.

2016 3Q FORM 10-Q 50

SUPPLEMENTAL INFORMATION

FINANCIAL MEASURES THAT SUPPLEMENT U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES MEASURES (NON-GAAP FINANCIAL MEASURES)

We sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered "non-GAAP financial measures" under U.S. Securities and Exchange Commission rules. Specifically, we have referred to:

	Industrial segment organic revenues
	Operating and non-operating pension costs
	Adjusted corporate costs (operating)
	Industrial operating and GE Capital earnings (loss) from continuing operations and EPS
	Industrial operating + Verticals earnings and EPS
	Industrial operating profit and operating profit margin (excluding certain items)
	Industrial segment operating profit and operating profit margin (excluding Alstom)
	Industrial cash flows from operating activities (Industrial CFOA) and Industrial CFOA excluding taxes related to the Appliances business sale
	Capital ending net investment (ENI), excluding liquidity

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

2016 3Q FORM 10-Q 51

INDUSTRIAL SEGMENT ORGANIC REVENUES

	Three months ended September 30			Nine months ended September 30
(Dollars in millions)	2016	2015	V%	2016	2015	V%

Industrial segment revenues (GAAP)	$27,421	$26,256	4%	$81,920	$77,445	6%
Adjustments:
Acquisitions	3,261	-		9,291	-
Business dispositions (other than dispositions of businesses
acquired for investment)	-	2,219		1,133	4,962
Currency exchange rates	(37)	-		(729)	-
Industrial segment organic revenues (Non-GAAP)	$24,198	$24,038	1%	$72,224	$72,483	-

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

OPERATING AND NON-OPERATING PENSION COSTS

	Three months ended September 30		Nine months ended September 30
(In millions)	2016	2015	2016	2015

Service cost for benefits earned	$307	$348	$913	$1,076
Prior service cost amortization	76	51	228	154
Curtailment loss (gain)	-	-	(1)	71
Operating pension costs (Non-GAAP)	383	399	1,140	1,301

Expected return on plan assets	(837)	(826)	(2,507)	(2,478)
Interest cost on benefit obligations	736	696	2,205	2,087
Net actuarial loss amortization	612	823	1,836	2,468
Non-operating pension costs (Non-GAAP)	511	693	1,534	2,077
Total principal pension plans costs (GAAP)	$894	$1,092	$2,674	$3,378

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
2016 3Q FORM 10-Q 52

ADJUSTED CORPORATE COSTS (OPERATING)

	Three months ended September 30		Nine months ended September 30
(In millions)	2016	2015	2016	2015

Total Corporate Items and Eliminations (GAAP)	$(1,524)	$(1,559)	$(2,120)	$(4,436)
Less: non-operating pension costs (Non-GAAP)	(511)	(693)	(1,534)	(2,077)
Total Corporate costs (operating) (Non-GAAP)	$(1,012)	$(866)	$(586)	$(2,359)
Less: restructuring and other charges, gains (losses) and settlement	(475)	(346)	838	(668)
Adjusted total corporate costs (operating) (Non-GAAP)	$(538)	$(520)	$(1,424)	$(1,691)

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
2016 3Q FORM 10-Q 53

INDUSTRIAL OPERATING EARNINGS AND GE CAPITAL EARNINGS (LOSS)
FROM CONTINUING OPERATIONS AND EPS

	Three months ended September 30			Nine months ended September 30
(Dollars in millions; except per share amounts)	2016	2015	V%	2016	2015	V%

Consolidated earnings (loss) from continuing operations
attributable to GE common shareowners (GAAP)	$2,097	$1,965	7%	$5,645	$(904)	F
Non-operating pension costs (pre-tax)	511	693		1,534	2,077
Tax effect on non-operating pension costs(a)	(179)	(243)		(537)	(727)
Adjustment: non-operating pension costs (net of tax)	332	450		997	1,350
Operating earnings (loss) (Non-GAAP)	2,429	2,415	1%	6,642	448	F

Adjustment: GE Capital earnings (loss) from continuing operations
attributable to GE common shareowners	26	(154)		(1,466)	(6,368)
Industrial operating earnings (loss) (Non-GAAP)	$2,404	$2,569	(6)%	$8,109	$6,814	19%

Earnings (loss) per share(EPS) – diluted(b)
Consolidated EPS from continuing operations attributable to
GE common shareowners (GAAP)	$0.23	$0.19	21%	$0.61	$(0.09)	F
Adjustment: non-operating pension costs (net of tax)	0.04	0.04		0.11	0.13
Operating EPS (Non-GAAP)	0.27	0.24	13%	0.72	0.04	F
GE Capital EPS from continuing operations attributable to
GE common shareowners (GAAP)	-	(0.02)	100%	(0.16)	(0.63)	75%
Industrial operating EPS (Non-GAAP)	$0.27	$0.25	8%	$0.88	$0.68	29%

(a)	The tax effect on non-operating pension costs was calculated using a 35% U.S. federal statutory tax rate, based on its applicability to such cost.
(b)	Earnings-per-share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.

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
2016 3Q FORM 10-Q 54

INDUSTRIAL OPERATING + VERTICALS EARNINGS AND EPS

	Three months ended September 30			Nine months ended September 30
(Dollars in millions; except per share amounts)	2016	2015	V%	2016	2015	V%

GE Capital earnings (loss) from continuing operations
attributable to GE common shareowners (GAAP)	$26	$(154)	F	$(1,466)	$(6,368)	77%
Adjustment: GE Capital other continuing
earnings (loss) (Other Capital)	(441)	(504)		(2,881)	(7,596)
Verticals earnings(a)	$466	$351	33%	1,414	1,228	15%

Industrial operating earnings (Non-GAAP)	$2,404	$2,569	(6)%	$8,109	$6,814	19%
Verticals earnings(a)	466	351		1,414	1,228
Industrial operating earnings + Verticals earnings (Non-GAAP)	$2,870	$2,920	(2)%	$9,523	$8,042	18%
Adjustment: Non-operating pension costs and
other Capital	(773)	(954)		(3,878)	(8,946)
Earnings (loss) from continuing operations attributable to
GE common shareowners (GAAP)	$2,097	$1,965	7%	$5,645	$(904)	F

Earnings (loss) per share (EPS) - diluted(b)
Industrial operating EPS (Non-GAAP)	$0.27	$0.25	8%	$0.88	$0.68	29%
Verticals EPS	0.05	0.03		0.15	0.12
Industrial operating + Verticals EPS (Non-GAAP)	$0.32	$0.29	10%	$1.03	$0.80	29%
Adjustment: Non-operating pension costs and
other Capital	(0.09)	(0.09)		(0.42)	(0.89)
EPS from continuing operations (GAAP)	$0.23	$0.19	21%	$0.61	$(0.09)	F

(a)
Verticals include businesses expected to be retained (GECAS, EFS, Industrial Finance, and run-off Insurance), including allocated corporate costs of $25 million after tax in both the three months ended September 30, 2016 and 2015, and $75 million and $108 million after tax in the nine months ended September 30, 2016 and 2015, respectively.

(b)	Earnings-per-share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.

To supplement the table above, we have provided the following graphic presentation of the reconciliation between GAAP EPS from continuing operations to Industrial operating + Verticals EPS (Non-GAAP).

Industrial operating & Verticals (Non-GAAP) Non-operating pension & other Capital (Non-GAAP) GAAP Continuing EPS	$ 0.32 $(0.09) $0.23	Industrial operating & Verticals (Non-GAAP) Non-operating pension & other Capital (Non-GAAP) GAAP Continuing EPS	$0.29 $(0.09) $0.19
Industrial operating & Verticals (Non-GAAP) Non-operating pension & other Capital (Non-GAAP) GAAP Continuing EPS	$1.03 $(0.42) $0.61	Industrial operating & Verticals (Non-GAAP) Non-operating pension & other Capital (Non-GAAP) GAAP Continuing EPS	$0.80 $(0.89) $(0.09)
As described above, Verticals represents the GE Capital businesses that we expect to retain. We believe that presenting Industrial operating + Verticals earnings-per-share (Non-GAAP) amounts provides management and investors with a useful measure to evaluate the performance of the businesses we expect to retain after the disposition of most of our financial services business.

2016 3Q FORM 10-Q 55

INDUSTRIAL OPERATING PROFIT AND OPERATING PROFIT MARGIN (EXCLUDING CERTAIN ITEMS)

	Three months ended September 30		Nine months ended September 30
(Dollars in millions)	2016	2015	2016	2015

Revenues
GE total revenues and other income	$27,172	$25,659	$82,382	$70,408
Less: GE Capital earnings (loss) from continuing operations	26	(154)	(1,466)	(6,207)
GE revenues and other income
excluding GE Capital earnings (loss) (Industrial revenues) (GAAP)	$27,146	$25,813	$83,848	$76,615

Less: gains	208	-	3,395	499
Less: Alstom revenues	3,226	-	9,210	-
Adjusted Industrial revenues (Non-GAAP)	$23,712	$25,813	$71,244	$76,115

Costs
GE total costs and expenses	$24,909	$23,325	$75,977	$70,048
Less: GE interest and other financial charges	483	440	1,490	1,243
Industrial costs excluding interest and other financial charges (GAAP)	$24,426	$22,885	$74,487	$68,805

Less: Alstom costs and expenses	3,082	-	8,949	-
Less: non-operating pension costs (pre-tax)	511	693	1,534	2,077
Less: restructuring and other charges	683	346	2,557	1,167
Less: noncontrolling interests and 2015 GE Capital preferred stock dividends	76	43	275	199
Adjusted Industrial costs (Non-GAAP)	$20,074	$21,803	$61,172	$65,362

Industrial profit (GAAP)	$2,720	$2,928	$9,361	$7,810
Industrial margins (GAAP)	10.0%	11.3%	11.2%	10.2%

Industrial operating profit (Non-GAAP)	$3,638	$4,009	$10,070	$10,754
Industrial operating profit margins (Non-GAAP)	15.3%	15.5%	14.1%	14.1%
	.		.

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

INDUSTRIAL SEGMENT OPERATING PROFIT AND OPERATING PROFIT MARGIN (EXCLUDING ALSTOM)

	Three months ended September 30		Nine months ended September 30
(Dollars in millions)	2016	2015	2016	2015

Revenues
Total industrial segment revenues (GAAP)	$27,421	$26,256	$81,920	$77,445
Less: Alstom revenues	3,226	-	9,210	-
Total industrial segment operating revenues excluding Alstom (Non-GAAP)	$24,195	$26,256	$72,710	$77,445

Segment profit (loss)
Total industrial segment operating profit (GAAP)	$4,320	$4,530	$11,756	$12,445
Total industrial segment operating profit margin (GAAP)	15.8%	17.3%	14.4%	16.1%

Less: Alstom profit (loss)	$144	$-	$261	$-
Total industrial segment operating profit excluding Alstom (Non-GAAP)	$4,176	$4,530	$11,494	$12,445
Total industrial segment operating profit margin excluding Alstom (Non-GAAP)	17.3%	17.3%	15.8%	16.1%
	.		.

We have presented our industrial segment operating profit and industrial segment operating profit margin excluding the results of Alstom power and grid. We believe that operating profit and operating profit margin adjusted for the Alstom impacts are meaningful measures because they increase the comparability of period-to-period results.
2016 3Q FORM 10-Q 56

INDUSTRIAL CASH FLOWS FROM OPERATING ACTIVITIES (INDUSTRIAL CFOA)
AND INDUSTRIAL CFOA EXCLUDING TAXES RELATED TO THE APPLIANCES BUSINESS SALE

	Nine months ended September 30
(Dollars in millions)	2016	2015	V%

Cash from GE's operating activities (continuing operations), as reported (GAAP)	$18,342	$6,526	F
Adjustments: dividends from GE Capital	16,050	450
Industrial CFOA (Non-GAAP)	$2,292	$6,076	(62)%
Adjustment: taxes related to the Appliances business sale	1,076	-
Industrial CFOA excluding deal taxes (Non-GAAP)	$3,368	$6,076	(45)%

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

CAPITAL ENDING NET INVESTMENT (ENI), EXCLUDING LIQUIDITY

(In billions)	September 30, 2016	September 30, 2015(b)

Financial Services (GE Capital) total assets (GAAP)	$202.7	$433.8
Adjustment deferred income tax	6.0	-
GE Capital total assets	$208.7	$433.8
Less assets of discontinued operations	30.9	121.9
Less non-interest bearing liabilities	44.6	50.3
Capital ENI (Non-GAAP)	$133.2	$261.6
Less liquidity(a)	54.1	85.5
Capital ENI, excluding liquidity (Non-GAAP)	$79.1	$176.1
Discontinued operations, excluding liquidity	24.0	94.5
Total ENI (excluding liquidity) including discontinued operations (Non-GAAP)	$103.1	$270.6

(a)	Liquidity includes cash and equivalents and $12.2 billion of high quality investments at September 30, 2016
(b)	As originally reported

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

2016 3Q FORM 10-Q 57

CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of September 30, 2016.

On November 2, 2015, we closed the acquisition of Alstom's Thermal, Renewable, and Grid businesses. During 2016, we are continuing to perform the following activities with respect to these acquired businesses: (1) updating purchase price allocations, (2) transitioning acquired businesses to our accounting and reporting policies and processes, and (3) integrating their systems and processes into our framework of internal controls over financial reporting.  As part of this process, we have undertaken efforts to significantly enhance the internal controls of the acquired businesses, which were not subject to U.S. internal control requirements prior to our acquisition, to bring them in line with GE's internal controls over financial reporting and those efforts are ongoing.

OTHER FINANCIAL DATA

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

				Approximate
				dollar value
			Total number	of shares that
			of shares	may yet be
			purchased	purchased
			as part of	under our
	Total number	Average	our share	share
	of shares	price paid	repurchase	repurchase
Period	purchased(a)	per share	program(b)	program(b)
(Shares in thousands)

2016
July	21,914	$32.10	21,862
August	5,763	31.16	5,720
September(c)	111,838	31.63	111,796
Total	139,515	$31.68	139,378	$28.5	billion

(a)	This category included 137 thousand shares repurchased from our various benefit plans.
(b)
Shares were repurchased through the 2015 GE Share Repurchase Program (the Program). As of September 30, 2016, we were authorized to repurchase up to $50.0 billion of our common stock through 2018 and we had repurchased a total of approximately $21.5 billion under the Program. The Program is flexible and shares will be acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public. The total amount remaining under our share repurchase program excludes an unsettled amount of $0.4 billion under an accelerated share repurchase (ASR) agreement.

(c)	Includes 71,189 thousand shares repurchased at an average price of $29.85 per share pursuant to an ASR agreement.

2016 3Q FORM 10-Q 58

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

2016 3Q FORM 10-Q 59

LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under  "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

There are 10 lawsuits relating to pending mortgage loan repurchase claims in which WMC, our U.S. mortgage business that we sold in 2007, is a party. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. While the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase) and/or monetary damages. Beginning in the fourth quarter 2013, WMC entered into settlements that reduced its exposure on claims asserted in certain securitizations, and the claim amounts reported herein reflect the effect of these settlements.

Five WMC cases are pending in the United States District Court for the District of Connecticut. Four of these cases were initiated in 2012, and one was initiated in the third quarter 2013. Deutsche Bank National Trust Company (Deutsche Bank) is the adverse party in four cases, and Law Debenture Trust Company of New York (Law Debenture) is the adverse party in one case. The Deutsche Bank complaints assert claims on approximately $4,300 million of mortgage loans and seek to recover damages in excess of approximately $1,800 million. The Law Debenture complaint asserts claims on approximately $800 million of mortgage loans, and alleges losses on these loans in excess of approximately $425 million. In September, WMC and Deutsche Bank agreed to settle all claims arising out of the four securitizations at issue in the Connecticut lawsuits, subject to judicial approvals.  In October, Deutsche Bank filed petitions for instruction in California state court seeking judicial instructions that Deutsche Bank's entry into the settlement agreements was a reasonable exercise of its discretion and approving the distribution of settlement proceeds pursuant to the terms of each trust's governing documents.

At June 30, 2016, four WMC cases were pending in the United States District Court for the District of Minnesota against US Bank National Association (US Bank). Following the July 2016 order of the Minnesota state court approving the settlement of these cases and the expiration of the appeal period in September 2016, the District Court entered orders on September 29 and 30, 2016, dismissing all four cases with prejudice.

Four cases are pending against WMC in New York State Supreme Court, all of which were initiated by securitization trustees or securities administrators. These cases involve, in the aggregate, claims involving approximately $4,559 million of mortgage loans. One of these lawsuits was initiated by Deutsche Bank in the second quarter 2013 and names as defendants WMC and Barclays Bank PLC. It involves claims against WMC on approximately $1,000 million of mortgage loans and does not specify the amount of damages sought. In September 2016, WMC and Deutsche Bank agreed to settle all claims arising out of the two securitizations at issue in this lawsuit, subject to judicial approvals.  In October 2016, Deutsche Bank filed petitions for instruction in California state court seeking judicial instructions that Deutsche Bank's entry into the settlement agreements was a reasonable exercise of its discretion and approving the distribution of settlement proceeds pursuant to the terms of each trust's governing documents. The second case, in which the plaintiff is The Bank of New York Mellon (BNY), was initiated in the fourth quarter 2012 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A. BNY asserts claims on approximately $1,300 million of mortgage loans, and seeks to recover damages in excess of $650 million. The third case was initiated by BNY in November 2013 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A. In this case, BNY asserts claims on approximately $1,300 million of mortgage loans, and seeks to recover damages in excess of $600 million. On September 18, 2015, the court granted defendants' motion to dismiss this case on statute of limitations grounds, and the plaintiff filed a notice of appeal on October 21, 2015. The fourth case was filed in October 2014 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A. The plaintiff, BNY, asserts claims on approximately $959 million of mortgage loans and seeks to recover damages in excess of $475 million.

2016 3Q FORM 10-Q 60

One case is pending against WMC in the United States District Court for the Southern District of New York. The case was initiated by the Federal Housing Finance Agency (FHFA) in the fourth quarter 2012. In the second quarter 2013, Deutsche Bank, in its role as securitization trustee, intervened as a plaintiff and filed a complaint relating to approximately $1,300 million of loans and alleging losses in excess of approximately $100 million. In December 2013, the District Court issued an order denying WMC's motion to dismiss but, on its own motion, ordered re-briefing on several issues raised by WMC's motion to dismiss in February 2015. On July 10, 2015, the District Court entered an order dismissing the lawsuit as time-barred under the applicable statute of limitations. Deutsche Bank filed a notice of appeal from this order of dismissal on August 13, 2015, and the United States Court of Appeals for the Second Circuit heard oral argument on June 10, 2016. In September 2016, WMC and Deutsche Bank agreed to settle all claims arising out of the securitization at issue in this lawsuit, subject to judicial approval.  In October 2016, Deutsche Bank filed a petition for instruction in California state court seeking judicial instructions that Deutsche Bank's entry into the settlement agreement was a reasonable exercise of its discretion and approving the distribution of settlement proceeds pursuant to the terms of the trust's governing documents. The court has scheduled the initial hearing on this petition, and the other petitions filed by Deutsche Bank referenced above, for April 2017.

The amounts of the claims at issue in these cases (discussed above) reflect the purchase price or unpaid principal balances of the mortgage loans at issue at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. All of the mortgage loans involved in these lawsuits are included in WMC's reported claims at September 30, 2016. See Note 2 to the consolidated financial statements for additional information.

In December 2015, we learned that, as part of continuing industry-wide investigation of subprime mortgages, the Civil Division of the U.S. Department of Justice is investigating potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) by WMC and its affiliates arising out of the origination, purchase or sale of residential mortgage loans between January 1, 2005 and December 31, 2007. The Justice Department subsequently issued subpoenas to WMC and GE Capital, and we are cooperating with the Justice Department's investigation.

As previously reported, in 2000, GE and the Environmental Protection Agency (EPA) entered into a consent decree relating to PCB cleanup of the Housatonic River in Massachusetts. Following the EPA's release in September 2015 of an intended final remediation decision, GE and the EPA engaged in mediation and the first step of the dispute resolution process contemplated by the consent decree. In October 2016, the EPA issued its final decision pursuant to the consent decree, commencing a 30-day period for GE and other interested parties to appeal the decision to the EPA's Environmental Appeals Board and ultimately to the United States Court of Appeals for the First Circuit. The EPA may not implement any remedy until all appeals are exhausted. As of September 30, 2016, and based on its assessment of current facts and circumstances and its defenses, GE believes that it has recorded adequate reserves to cover future obligations associated with an expected final remedy.
2016 3Q FORM 10-Q 61

[PAGE INTENTIONALLY LEFT BLANK]
2016 3Q FORM 10-Q 62

FINANCIAL STATEMENTS AND NOTES

Statement of Earnings (Loss)		64
Consolidated Statement of Comprehensive Income (Loss)		68
Consolidated Statement of Changes in Shareowners' Equity		69
Statement of Financial Position		70
Statement of Cash Flows		72
Notes to Consolidated Financial Statements
1	Basis of Presentation and Summary of Significant Accounting Policies	74
2	Businesses Held for Sale and Discontinued Operations	76
3	Investment Securities	81
4	Inventories	84
5	GE Capital Financing Receivables and Allowance for Losses on Financing Receivables	84
6	Property, Plant and Equipment	85
7	Acquisitions, Goodwill and Other Intangible Assets	85
8	Contract Assets	90
9	Borrowings	91
10	Postretirement Benefit Plans	93
11	Income Taxes	94
12	Shareowners' Equity	95
13	Earnings Per Share Information	99
14	Fair Value Measurements	101
15	Financial Instruments	106
16	Variable Interest Entities	112
17	Intercompany Transactions	114
18	Guarantor Financial Information	115
19	Supplemental Information	121

2016 3Q FORM 10-Q 63

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)
	Three months ended September 30
	General Electric Company
	and consolidated affiliates
(In millions; per-share amounts in dollars)	2016	2015

Revenues and other income
Sales of goods	$18,553	$17,860
Sales of services	8,261	7,667
Other income	227	169
GE Capital earnings (loss) from continuing operations	-	-
GE Capital revenues from services	2,224	2,332
Total revenues and other income	29,266	28,028

Costs and expenses
Cost of goods sold	15,255	14,198
Cost of services sold	5,711	5,657
Selling, general and administrative expenses	4,343	4,258
Interest and other financial charges	961	897
Investment contracts, insurance losses and
insurance annuity benefits	684	673
Other costs and expenses	238	295
Total costs and expenses	27,191	25,978

Earnings (loss) from continuing operations before income taxes	2,074	2,050
Benefit (provision) for income taxes	(18)	(135)
Earnings (loss) from continuing operations	2,056	1,915
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(105)	629
Net earnings (loss)	1,951	2,545
Less net earnings (loss) attributable to noncontrolling interests	(76)	39
Net earnings (loss) attributable to the Company	2,027	2,506
Preferred stock dividends	(33)	-
Net earnings (loss) attributable to GE common shareowners	$1,994	$2,506

Amounts attributable to GE common shareowners
Earnings (loss) from continuing operations	$2,056	$1,915
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(74)	(50)
Earnings (loss) from continuing operations attributable to the Company	2,131	1,965
Preferred stock dividends	(33)	-
Earnings (loss) from continuing operations attributable
to GE common shareowners	2,097	1,965
Earnings (loss) from discontinued operations, net of taxes	(105)	629
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	(2)	89
Net earnings (loss) attributable to GE common shareowners	$1,994	$2,506

Per-share amounts (Note 13)
Earnings (loss) from continuing operations
Diluted earnings (loss) per share	$0.23	$0.19
Basic earnings (loss) per share	$0.24	$0.19

Net earnings (loss)
Diluted earnings (loss) per share	$0.22	$0.25
Basic earnings (loss) per share	$0.22	$0.25

Dividends declared per common share	$0.23	$0.23

Amounts may not add due to rounding.
See Note 3 for other-than-temporary impairment amounts on investment securities.

See accompanying notes.

2016 3Q FORM 10-Q 64

STATEMENT OF EARNINGS (LOSS) (CONTINUED)
(UNAUDITED)

	Three months ended September 30
	GE(a)		Financial Services (GE Capital)
(In millions; per-share amounts in dollars)	2016	2015	2016	2015

Revenues and other income
Sales of goods	$18,621	$17,874	$34	$21
Sales of services	8,313	7,738	-	-
Other income	213	201	-	-
GE Capital earnings (loss) from continuing operations	26	(154)	-	-
GE Capital revenues from services	-	-	2,566	2,639
Total revenues and other income	27,172	25,659	2,600	2,660

Costs and expenses
Cost of goods sold	15,329	14,215	27	18
Cost of services sold	5,216	5,122	547	606
Selling, general and administrative expenses	3,880	3,549	631	861
Interest and other financial charges	483	440	617	586
Investment contracts, insurance losses and
insurance annuity benefits	-	-	700	714
Other costs and expenses	-	-	241	313
Total costs and expenses	24,909	23,325	2,763	3,098

Earnings (loss) from continuing operations before income taxes	2,263	2,334	(163)	(438)
Benefit (provision) for income taxes	(241)	(413)	223	278
Earnings (loss) from continuing operations	2,022	1,921	60	(160)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(103)	541	(105)	630
Net earnings (loss)	1,918	2,462	(45)	470
Less net earnings (loss) attributable to noncontrolling interests	(76)	(43)	-	83
Net earnings (loss) attributable to the Company	1,994	2,506	(45)	387
Preferred stock dividends	-	-	(33)	-
Net earnings (loss) attributable to GE common shareowners	$1,994	$2,506	$(78)	$387

Amounts attributable to GE common shareowners:
Earnings (loss) from continuing operations	$2,022	$1,921	$60	$(160)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(76)	(43)	1	(6)
Earnings (loss) from continuing operations attributable to the Company	2,097	1,965	59	(154)
Preferred stock dividends	-	-	(33)	-
Earnings (loss) from continuing operations attributable
to GE common shareowners	2,097	1,965	26	(154)
Earnings (loss) from discontinued operations, net of taxes	(103)	541	(105)	630
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	-	-	(2)	89
Net earnings (loss) attributable to GE common shareowners	$1,994	$2,506	$(78)	$387

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

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
2016 3Q FORM 10-Q 65

STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)
	Nine months ended September 30
	General Electric Company
	and consolidated affiliates
(In millions; per-share amounts in dollars)	2016	2015

Revenues and other income
Sales of goods	$54,626	$53,003
Sales of services	25,530	22,263
Other income	3,385	1,092
GE Capital earnings (loss) from continuing operations	-	-
GE Capital revenues from services	7,063	7,136
Total revenues and other income	90,604	83,494

Costs and expenses
Cost of goods sold	45,533	42,748
Cost of services sold	18,177	16,362
Selling, general and administrative expenses	13,833	13,058
Interest and other financial charges	4,023	2,228
Investment contracts, insurance losses and
insurance annuity benefits	2,101	1,942
Other costs and expenses	801	873
Total costs and expenses	84,467	77,211

Earnings (loss) from continuing operations before income taxes	6,137	6,283
Benefit (provision) for income taxes	(302)	(7,227)
Earnings (loss) from continuing operations	5,835	(945)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(954)	(11,253)
Net earnings (loss)	4,881	(12,198)
Less net earnings (loss) attributable to noncontrolling interests	(283)	229
Net earnings (loss) attributable to the Company	5,164	(12,427)
Preferred stock dividends	(474)	-
Net earnings (loss) attributable to GE common shareowners	$4,689	$(12,427)

Amounts attributable to GE common shareowners
Earnings (loss) from continuing operations	$5,835	$(945)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(285)	(41)
Earnings (loss) from continuing operations attributable to the Company	6,120	(904)
Preferred stock dividends	(474)	-
Earnings (loss) from continuing operations attributable
to GE common shareowners	5,645	(904)
Earnings (loss) from discontinued operations, net of taxes	(954)	(11,253)
Less net earnings (loss) attributable to noncontrolling interests,
discontinued operations	2	270
Net earnings (loss) attributable to GE common shareowners	$4,689	$(12,427)

Per-share amounts (Note 13)
Earnings (loss) from continuing operations
Diluted earnings (loss) per share	$0.61	$(0.09)
Basic earnings (loss) per share	$0.62	$(0.09)

Net earnings (loss)
Diluted earnings (loss) per share	$0.51	$(1.23)
Basic earnings (loss) per share	$0.51	$(1.23)

Dividends declared per common share	$0.69	$0.69

Amounts may not add due to rounding.
See Note 3 for other-than-temporary impairment amounts on investment securities.

See accompanying notes.

2016 3Q FORM 10-Q 66

STATEMENT OF EARNINGS (LOSS) (CONTINUED)
(UNAUDITED)

	Nine months ended September 30
	GE(a)		Financial Services (GE Capital)
(In millions; per-share amounts in dollars)	2016	2015	2016	2015

Revenues and other income
Sales of goods	$54,745	$53,071	$88	$64
Sales of services	25,745	22,521	-	-
Other income	3,359	1,023	-	-
GE Capital earnings (loss) from continuing operations	(1,466)	(6,207)	-	-
GE Capital revenues from services	-	-	8,168	8,152
Total revenues and other income	82,382	70,408	8,256	8,215

Costs and expenses
Cost of goods sold	45,669	42,821	71	58
Cost of services sold	16,725	14,948	1,667	1,672
Selling, general and administrative expenses	12,094	11,035	2,238	2,458
Interest and other financial charges	1,490	1,243	3,006	1,348
Investment contracts, insurance losses and
insurance annuity benefits	-	-	2,186	2,061
Other costs and expenses	-	-	822	903
Total costs and expenses	75,977	70,048	9,990	8,500

Earnings (loss) from continuing operations before income taxes	6,405	360	(1,734)	(285)
Benefit (provision) for income taxes	(1,034)	(1,302)	732	(5,925)
Earnings (loss) from continuing operations	5,370	(942)	(1,002)	(6,210)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(956)	(11,523)	(954)	(11,249)
Net earnings (loss)	4,414	(12,465)	(1,956)	(17,459)
Less net earnings (loss) attributable to noncontrolling interests	(275)	(38)	(8)	267
Net earnings (loss) attributable to the Company	4,689	(12,427)	(1,948)	(17,726)
Preferred stock dividends	-	-	(474)	(161)
Net earnings (loss) attributable to GE common shareowners	$4,689	$(12,427)	$(2,422)	$(17,887)

Amounts attributable to GE common shareowners:
Earnings (loss) from continuing operations	$5,370	$(942)	$(1,002)	$(6,210)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(275)	(38)	(10)	(3)
Earnings (loss) from continuing operations attributable to the Company	5,645	(904)	(992)	(6,207)
Preferred stock dividends	-	-	(474)	(161)
Earnings (loss) from continuing operations attributable
to GE common shareowners	5,645	(904)	(1,466)	(6,368)
Earnings (loss) from discontinued operations, net of taxes	(956)	(11,523)	(954)	(11,249)
Less net earnings (loss) attributable to noncontrolling interests,
discontinued operations	-	-	2	270
Net earnings (loss) attributable to GE common shareowners	$4,689	$(12,427)	$(2,422)	$(17,887)

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

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
2016 3Q FORM 10-Q 67

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended September 30		Nine months ended September 30
(In millions)	2016	2015	2016	2015

Net earnings (loss)	$1,951	$2,545	$4,881	$(12,198)
Less net earnings (loss) attributable to noncontrolling interests	(76)	39	(283)	229
Net earnings (loss) attributable to the Company	$2,027	$2,506	$5,164	$(12,427)

Other comprehensive income (loss)
Investment securities	$97	$(3)	$715	$(452)
Currency translation adjustments	(194)	624	(138)	(2,895)
Cash flow hedges	30	(35)	60	6
Benefit plans	548	627	1,481	4,486
Other comprehensive income (loss)	481	1,214	2,117	1,144
Less other comprehensive income (loss)
attributable to noncontrolling interests	5	(8)	10	(45)
Other comprehensive income (loss) attributable to the Company	$477	$1,221	$2,107	$1,189

Comprehensive income (loss)	$2,432	$3,759	$6,998	$(11,054)
Less comprehensive income (loss) attributable to noncontrolling interests	(71)	31	(273)	184
Comprehensive income (loss) attributable to the Company	$2,504	$3,727	$7,271	$(11,238)

Amounts may not add due to rounding.

Amounts presented net of taxes. See Note 12 for further information about other comprehensive income (loss) and noncontrolling interests.

See accompanying notes.
2016 3Q FORM 10-Q 68

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY
(UNAUDITED)

	Nine months ended September 30
(In millions)	2016	2015

Shareowners' equity balance at January 1	$98,274	$128,159
Net earnings (loss) attributable to the Company	5,164	(12,427)
Dividends and other transactions with shareowners	(6,770)	(6,972)
Redemption value adjustment for redeemable noncontrolling interests	(178)	(1)
Other comprehensive income (loss) attributable to the Company	2,107	1,189
Net sales (purchases) of shares for treasury	(16,310)	1,386
Changes in other capital	(404)	(129)
Ending balance at September 30	81,882	111,204
Noncontrolling interests	1,663	8,788
Total equity balance at September 30	$83,544	$119,993

Amounts may not add due to rounding.

See Note 12 for further information about changes in shareowners' equity.

See accompanying notes.

2016 3Q FORM 10-Q 69

STATEMENT OF FINANCIAL POSITION
	General Electric Company
	and consolidated affiliates
(In millions, except share amounts)	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and equivalents	$52,530	$70,483
Investment securities (Note 3)	46,369	31,973
Current receivables	25,187	27,022
Inventories (Note 4)	24,116	22,515
Financing receivables – net (Note 5)	11,863	12,052
Other GE Capital receivables	6,301	6,782
Property, plant and equipment – net (Note 6)	51,453	54,095
Receivable from GE Capital (debt assumption)	-	-
Investment in GE Capital	-	-
Goodwill (Note 7)	69,988	65,526
Other intangible assets – net (Note 7)	16,779	17,797
Contract assets (Note 8)	24,354	21,156
All other assets	25,749	36,797
Deferred income taxes (Note 11)	1,463	3,105
Assets of businesses held for sale (Note 2)	611	2,818
Assets of discontinued operations (Note 2)	30,930	120,951
Total assets(a)	$387,694	$493,071

Liabilities and equity
Short-term borrowings (Note 9)	$31,571	$49,860
Accounts payable, principally trade accounts	13,067	13,680
Progress collections and price adjustments accrued	15,760	15,776
Dividends payable	2,062	2,167
Other GE current liabilities	20,230	23,597
Non-recourse borrowings of consolidated securitization entities (Note 9)	2,175	3,083
Long-term borrowings (Note 9)	115,686	144,659
Investment contracts, insurance liabilities and insurance annuity benefits	27,126	25,692
Non-current compensation and benefits	40,420	40,487
All other liabilities	23,190	23,611
Liabilities of businesses held for sale (Note 2)	28	861
Liabilities of discontinued operations (Note 2)	9,782	46,487
Total liabilities(a)	301,098	389,961

Redeemable noncontrolling interests (Note 12)	3,051	2,972

Preferred stock (5,944,250 shares outstanding at both September 30, 2016
and December 31, 2015)	6	6
Common stock (8,846,390,000 and 9,379,288,000 shares outstanding
at September 30, 2016 and December 31, 2015, respectively)	702	702
Accumulated other comprehensive income (loss) – net attributable to GE(b)
Investment securities	1,176	460
Currency translation adjustments	(5,643)	(5,499)
Cash flow hedges	(21)	(80)
Benefit plans	(9,934)	(11,410)
Other capital	37,209	37,613
Retained earnings	138,236	140,020
Less common stock held in treasury	(79,849)	(63,539)
Total GE shareowners' equity	81,882	98,274
Noncontrolling interests(c) (Note 12)	1,663	1,864
Total equity (Note 12)	83,544	100,138
Total liabilities, redeemable noncontrolling interests and equity	$387,694	$493,071

(a)
Our consolidated assets at September 30, 2016 included total assets of $7,962 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets included current receivables and net financing receivables of $4,155 million and investment securities of $1,450 million within continuing operations and assets of discontinued operations of $398 million. Our consolidated liabilities at September 30, 2016 included liabilities of certain VIEs for which the VIE creditors do not have recourse to GE. These liabilities included non-recourse borrowings of consolidated securitization entities (CSEs) of $2,175 million within continuing operations. See Note 16.

(b)	The sum of accumulated other comprehensive income (loss) (AOCI) attributable to the Company was $(14,422) million and $(16,529) million at September 30, 2016 and December 31, 2015, respectively.
(c)	Included AOCI attributable to noncontrolling interests of $(254) million and $(264) million at September 30, 2016 and December 31, 2015, respectively.
Amounts may not add due to rounding.

See accompanying notes.

2016 3Q FORM 10-Q 70

STATEMENT OF FINANCIAL POSITION (CONTINUED)

	GE(a)		Financial Services (GE Capital)
(In millions, except share amounts)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(Unaudited)		(Unaudited)
Assets
Cash and equivalents	$10,591	$10,372	$41,939	$60,111
Investment securities (Note 3)	257	151	46,116	31,827
Current receivables	13,384	14,707	-	-
Inventories (Note 4)	24,022	22,449	93	66
Financing receivables - net (Note 5)	-	-	24,989	25,003
Other GE Capital receivables	-	-	15,201	15,455
Property, plant and equipment – net (Note 6)	19,556	20,145	32,699	34,781
Receivable from GE Capital (debt assumption)(b)	59,798	84,704	-	-
Investment in GE Capital	28,958	46,227	-	-
Goodwill (Note 7)	67,618	63,157	2,369	2,370
Other intangible assets – net (Note 7)	16,448	17,365	332	435
Contract assets (Note 8)	24,354	21,156	-	-
All other assets	12,210	12,813	14,058	25,081
Deferred income taxes (Note 11)	7,434	7,666	(5,970)	(4,561)
Assets of businesses held for sale (Note 2)	611	2,818	-	-
Assets of discontinued operations (Note 2)	9	9	30,921	120,942
Total assets	$285,249	$323,737	$202,747	$311,508

Liabilities and equity
Short-term borrowings (Note 9)(b)	$18,940	$19,792	$24,444	$48,617
Accounts payable, principally trade accounts	18,494	19,250	1,844	1,745
Progress collections and price adjustments accrued	15,861	15,776	-	-
Dividends payable	2,062	2,167	-	-
Other GE current liabilities	20,230	23,595	-	-
Non-recourse borrowings of consolidated securitization entities (Note 9)	-	-	2,175	3,083
Long-term borrowings (Note9)(b)	65,683	83,309	99,828	128,478
Investment contracts, insurance liabilities and insurance annuity benefits	-	-	27,642	26,155
Non-current compensation and benefits	39,370	39,472	1,040	1,006
All other liabilities	18,246	16,217	6,743	9,351
Liabilities of businesses held for sale (Note 2)	58	1,409	-	-
Liabilities of discontinued operations (Note 2)	128	128	9,654	46,359
Total liabilities	199,073	221,115	173,370	264,795

Redeemable noncontrolling interests (Note 12)	3,051	2,972	-	-

Preferred stock (5,944,250 shares outstanding at both September 30, 2016
and December 31, 2015)	6	6	6	6
Common stock (8,846,390,000 and 9,379,288,000 shares outstanding
at September 30, 2016 and December 31, 2015, respectively)	702	702	-	-
Accumulated other comprehensive income (loss) - net attributable to GE
Investment securities	1,176	460	1,149	456
Currency translation adjustments	(5,643)	(5,499)	(833)	(898)
Cash flow hedges	(21)	(80)	(3)	(112)
Benefit plans	(9,934)	(11,410)	(506)	(540)
Other capital	37,209	37,613	12,635	12,326
Retained earnings	138,236	140,020	16,510	34,988
Less common stock held in treasury	(79,849)	(63,539)	-	-
Total GE shareowners' equity	81,882	98,274	28,958	46,227
Noncontrolling interests (Note 12)	1,244	1,378	419	486
Total equity (Notes 12)	83,126	99,651	29,377	46,713
Total liabilities, redeemable noncontrolling interests and equity	$285,249	$323,737	$202,747	$311,508

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.
(b)
On December 2, 2015, senior unsecured notes and commercial paper was assumed by GE upon its merger with GE Capital resulting in an intercompany payable to GE. The short-term borrowings were $10,074 million (which includes an offset of $5,002 million short-term loan from GE Capital to GE) and $17,642 million and the long-term borrowings were $49,723 million and $67,062 million at September 30, 2016 and December 31, 2015, respectively. See Note 9 for additional information.

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

2016 3Q FORM 10-Q 71

STATEMENT OF CASH FLOWS
(UNAUDITED)
	Nine months ended September 30
	General Electric Company
	and consolidated affiliates
(In millions)	2016	2015

Cash flows – operating activities
Net earnings (loss)	$4,881	$(12,198)
Less net earnings (loss) attributable to noncontrolling interests	(283)	229
Net earnings (loss) attributable to the Company	5,164	(12,427)
(Earnings) loss from discontinued operations	954	11,253
Adjustments to reconcile net earnings (loss) attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	3,641	3,554
(Earnings) loss from continuing operations retained by GE Capital	-	-
Deferred income taxes	1,244	2,400
Decrease (increase) in GE current receivables	763	909
Decrease (increase) in inventories	(2,594)	(1,766)
Increase (decrease) in accounts payable	(49)	376
Increase (decrease) in GE progress collections	78	(1,265)
All other operating activities	(5,356)	2,410
Cash from (used for) operating activities – continuing operations	3,846	5,444
Cash from (used for) operating activities – discontinued operations	(5,719)	7,702
Cash from (used for) operating activities	(1,873)	13,146

Cash flows – investing activities
Additions to property, plant and equipment	(5,109)	(4,807)
Dispositions of property, plant and equipment	3,403	2,406
Net decrease (increase) in GE Capital financing receivables	293	747
Proceeds from sale of discontinued operations	53,250	49,006
Proceeds from principal business dispositions	5,273	754
Net cash from (payments for) principal businesses purchased	(930)	(1,738)
All other investing activities	(2,621)	13,098
Cash from (used for) investing activities – continuing operations	53,559	59,466
Cash from (used for) investing activities – discontinued operations	(12,056)	305
Cash from (used for) investing activities	41,503	59,771

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(1,021)	(16,619)
Newly issued debt (maturities longer than 90 days)	1,178	12,994
Repayments and other debt reductions (maturities longer than 90 days)	(50,500)	(36,207)
Net dispositions (purchases) of GE shares for treasury	(17,969)	635
Dividends paid to shareowners	(6,611)	(6,961)
All other financing activities	(266)	(1,399)
Cash from (used for) financing activities – continuing operations	(75,188)	(47,556)
Cash from (used for) financing activities – discontinued operations	295	(2,250)
Cash from (used for) financing activities	(74,893)	(49,807)
Effect of currency exchange rate changes on cash and equivalents	(169)	(3,516)
Increase (decrease) in cash and equivalents	(35,432)	19,594
Cash and equivalents at beginning of year	90,878	91,016
Cash and equivalents at September 30	55,445	110,610
Less cash and equivalents of discontinued operations at September 30	2,915	26,743
Cash and equivalents of continuing operations at September 30	$52,530	$83,867

Amounts may not add due to rounding.
See accompanying notes.

2016 3Q FORM 10-Q 72

STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine months ended September 30
	GE(a)		Financial Services (GE Capital)
(In millions)	2016	2015	2016	2015

Cash flows – operating activities
Net earnings (loss)	$4,414	$(12,465)	$(1,956)	$(17,459)
Less net earnings (loss) attributable to noncontrolling interests	(275)	(38)	(8)	267
Net earnings (loss) attributable to the Company	4,689	(12,427)	(1,948)	(17,726)
(Earnings) loss from discontinued operations	956	11,523	954	11,249
Adjustments to reconcile net earnings (loss) attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	1,857	1,777	1,771	1,792
(Earnings) loss from continuing operations retained by GE Capital(b)	17,518	6,927	-	-
Deferred income taxes	81	(407)	1,164	2,806
Decrease (increase) in GE current receivables	455	588	-	-
Decrease (increase) in inventories	(2,543)	(1,739)	(15)	(9)
Increase (decrease) in accounts payable	(38)	34	12	296
Increase (decrease) in GE progress collections	179	(1,278)	-	-
All other operating activities	(4,812)	1,529	(35)	923
Cash from (used for) operating activities – continuing operations	18,342	6,526	1,903	(669)
Cash from (used for) operating activities – discontinued operations	-	(11)	(5,719)	7,713
Cash from (used for) operating activities	18,342	6,515	(3,815)	7,044

Cash flows – investing activities
Additions to property, plant and equipment	(2,804)	(2,708)	(2,719)	(2,557)
Dispositions of property, plant and equipment	727	525	2,974	2,104
Net decrease (increase) in GE Capital financing receivables	-	-	128	1,034
Proceeds from sale of discontinued operations	-	-	53,250	49,006
Proceeds from principal business dispositions	5,273	222	-	532
Net cash from (payments for) principal businesses purchased	(930)	(61)	-	(1,677)
All other investing activities	(1,915)	(1,037)	(6,435)	14,137
Cash from (used for) investing activities – continuing operations	350	(3,058)	47,198	62,580
Cash from (used for) investing activities – discontinued operations	-	10	(12,056)	295
Cash from (used for) investing activities	351	(3,048)	35,142	62,875

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	1,732	716	(1,945)	(17,354)
Newly issued debt (maturities longer than 90 days)	5,180	3,537	987	9,457
Repayments and other debt reductions (maturities longer than 90 days)	(755)	(153)	(49,745)	(36,054)
Net dispositions (purchases) of GE shares for treasury	(17,969)	635	-	-
Dividends paid to shareowners	(6,427)	(6,960)	(16,234)	(611)
All other financing activities	(143)	132	(259)	(1,369)
Cash from (used for) financing activities – continuing operations	(18,382)	(2,095)	(67,196)	(45,931)
Cash from (used for) financing activities – discontinued operations	-	-	295	(2,250)
Cash from (used for) financing activities	(18,382)	(2,095)	(66,900)	(48,181)
Effect of currency exchange rate changes on cash and equivalents	(91)	(479)	(78)	(3,038)
Increase (decrease) in cash and equivalents	219	894	(35,652)	18,700
Cash and equivalents at beginning of year	10,372	15,916	80,506	75,100
Cash and equivalents at September 30	10,591	16,810	44,854	93,800
Less cash and equivalents of discontinued operations at September 30	-	-	2,915	26,743
Cash and equivalents of continuing operations at September 30	$10,591	$16,810	$41,939	$67,057

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis.

(b)	Represents GE Capital earnings/loss from continuing operations attributable to the Company, net of GE Capital dividends paid to GE.

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

2016 3Q FORM 10-Q 73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements represent the consolidation of General Electric Company (the Company) and all companies that we directly or indirectly control, either through majority ownership or otherwise. See Note 1 to the consolidated financial statements in our Form 8-K filed on June 3, 2016 related to the Annual Report on Form 10-K for the year ended December 31, 2015 that discusses our consolidation and financial statement presentation. As used in this report on Form 10-Q (Report), "GE" represents the adding together of all affiliated companies except GE Capital (GE Capital or Financial Services), whose continuing operations are presented on a one-line basis; GE Capital consists of General Capital Global Holdings, LLC (GECGH) and all of its affiliates; and "Consolidated" represents the adding together of GE and GE Capital with the effects of transactions between the two eliminated. Unless otherwise indicated, we refer to the caption revenues and other income simply as "revenues" throughout this Form 10-Q.

We have reclassified certain prior-period amounts to conform to the current-period presentation. Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in millions. Unless otherwise indicated, information in these notes to the consolidated financial statements relates to continuing operations.

INTERIM PERIOD PRESENTATION

The consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our 2015 consolidated financial statements of our Form 8-K filed on June 3, 2016 related to the Annual Report on Form 10-K for the year ended December 31, 2015.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Please refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements of our 2015 Form 10-K Report for the discussion of our significant accounting policies.

ACCOUNTING CHANGES

On September 30, 2016, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which was intended to simplify several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.

We adopted the standard on a prospective basis with the effect of adoption reflected for the interim periods after the year beginning January 1, 2016 as required by the standard.  The primary effects of adoption were the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital and the reclassification of cash flows related to excess tax benefits from a financing activity to an operating activity for the periods beginning January 1, 2016. We will continue to estimate the number of awards that are expected to vest in our determination of the related periodic compensation cost.

As a result of the adoption, our provision for income taxes decreased by $41 million and $97 million for the three and nine months ended September 30, 2016, respectively for the excess tax benefits related to share-based payments in its provision for income taxes. Application of the cash flow presentation requirements from January 1, 2016, resulted in an increase to cash from operating activities and a decrease to cash from financing activities of $59 million and $137 million for the three and nine months ended September 30, 2016, respectively.

2016 3Q FORM 10-Q 74

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
2016 3Q FORM 10-Q 75

NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

In the third quarter of 2016, we classified a business at Aviation with assets of $601 million and liabilities of $58 million, as held for sale. We have adjusted the carrying value of the business to fair value, which resulted in a $145 million after-tax loss (including a $120 million loss on the planned disposal) in the third quarter. We expect to complete a sale of the business within the next twelve months.

On March 30, 2016, we announced an agreement to sell GE Asset Management (GEAM), GE's asset management arm with assets under management of approximately $100 billion, to State Street Corporation. On July 1, 2016, we completed the sale for proceeds of $437 million and recognized an after-tax gain of $260 million. Net sale proceeds associated with U.S. pension plans will be deposited into the GE Pension Trust, increasing trust assets used to pay GE pension plan benefits. There is a potential to realize up to $48 million in additional proceeds if the management of assets for more pension plans transfers to the buyer.

On January 15, 2016, we announced the signing of an agreement to sell our Appliances business to Qingdao Haier Co., Ltd. (Haier). On June 6, 2016, we completed the sale for proceeds of $5,568 million (including $773 million from sale of receivables originated in our Appliances business and sold from GE Capital to Haier) and recognized an after-tax gain of approximately $1,850 million in the nine months ended September 30, 2016.

FINANCIAL INFORMATION FOR ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

(In millions)	September 30, 2016	December 31, 2015

Assets
Current receivables	$10	$79
Inventories	130	583
Property, plant, and equipment – net	81	1,208
Goodwill	28	370
Other intangible assets – net	36	162
Contract assets	313	-
Other	13	416
Assets of businesses held for sale	$611	$2,818

Liabilities
Accounts payable(a)	$17	$503
Other current liabilities	3	325
Other	8	33
Liabilities of businesses held for sale	$28	$861

(a)
Certain transactions in our Industrial businesses were made on an arms-length basis with GE Capital, consisting primarily of GE Capital services for material procurement. These intercompany balances included within our held for sale businesses are reported in the GE and GE Capital columns of our financial statements, but are eliminated in deriving our consolidated financial statements.

2016 3Q FORM 10-Q 76

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

At September 30, 2016, specific indemnifications amounted to $1,556 million, for which we have recognized related liabilities of $171 million. In addition, we provided $92 million of credit support, the majority on behalf of certain customers aligned with signed disposal transactions scheduled to close in 2016, and recognized an insignificant liability at September 30, 2016.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS

	Three months ended September 30		Nine months ended September 30
(In millions)	2016	2015	2016	2015

Operations
Total revenues and other income (loss)	$633	$6,483	$2,494	$18,772

Earnings (loss) from discontinued operations before income taxes	$6	$2,267	$(154)	$(476)
Benefit (provision) for income taxes	278	(650)	460	(208)
Earnings (loss) from discontinued operations, net of taxes	$284	$1,617	$306	$(684)

Disposal
Gain (loss) on disposal before income taxes	$(50)	$(2,616)	$(591)	$(9,652)
Benefit (provision) for income taxes	(339)	1,629	(670)	(916)
Gain (loss) on disposal, net of taxes	$(389)	$(987)	$(1,261)	$(10,568)

Earnings (loss) from discontinued operations, net of taxes(a)(b)	$(105)	$629	$(954)	$(11,253)

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

(b)
Earnings (loss) from discontinued operations attributable to the Company, before income taxes, was $(43) million and $(438) million for the three months ended September 30, 2016 and 2015, respectively, and $(746) million and $(10,398) million for the nine months ended September 30, 2016 and 2015, respectively.

(In millions)	September 30, 2016	December 31, 2015

Assets
Cash and equivalents	$2,915	$20,395
Investment securities	5,096	8,478
Financing receivables – net	1,344	3,205
Other receivables	949	1,221
Property, plant and equipment – net	598	7,537
Goodwill	391	7,764
Other intangible assets - net	35	80
Deferred income taxes	1,746	2,447
Financing receivables held for sale	16,666	69,847
Valuation allowance on disposal group classified as discontinued operations	(1,859)	(6,374)
Other	3,050	6,350
Assets of discontinued operations	$30,930	$120,951

Liabilities
Short-term borrowings	$201	$739
Accounts payable	664	2,870
Non-recourse borrowings	877	3,994
Bank deposits	4,153	25,613
Long-term borrowings	583	730
All other liabilities	2,580	11,053
Deferred income taxes	675	1,437
Other	49	52
Liabilities of discontinued operations	$9,782	$46,487
2016 3Q FORM 10-Q 77

CONSUMER

In connection with the GE Capital Exit Plan, we announced the planned disposition of our Consumer business and classified the business as discontinued operations. We closed a vast majority of our Consumer business dispositions (including the split-off of Synchrony Financial) in 2015 and 2016.

FINANCIAL INFORMATION FOR CONSUMER

	Three months ended September 30		Nine months ended September 30
(In millions)	2016	2015	2016	2015

Operations
Total revenues and other income (loss)	$271	$3,652	$957	$9,237

Interest	$(42)	$(564)	$(139)	$(1,748)
Selling, general, and administrative expenses	(245)	(1,045)	(580)	(3,216)
Cost of services sold	-	-	-	-
Provision for losses on financing receivables	1	(727)	1	(4,596)
Investment contracts, insurance losses and insurance annuity benefits	(1)	(3)	(2)	(10)
Other costs and expenses	(25)	(105)	(89)	(345)
Earnings (loss) from discontinued operations, before income taxes	(39)	1,207	149	(679)
Benefit (provision) for income taxes	(26)	(231)	(127)	(238)
Earnings (loss) from discontinued operations, net of taxes	$(65)	$976	$22	$(917)

Disposal
Gain (loss) on disposal before income taxes	$(29)	$-	$124	$-
Benefit (provision) for income taxes	(360)	-	(599)	-
Gain (loss) on disposal, net of taxes	$(389)	$-	$(475)	$-

Earnings (loss) from discontinued operations, net of taxes(a)	$(454)	$976	$(453)	$(917)

(a)
Earnings (loss) from discontinued operations attributable to the Company, before income taxes, was $(67) million and $1,119 million for the three months ended September 30, 2016 and 2015, respectively, and $273 million and $(943) million for the nine months ended September 30, 2016 and 2015, respectively.

COMMERCIAL LENDING AND LEASING

In connection with the GE Capital Exit Plan, we announced the planned disposition of most of our CLL business and classified this portion of the business as discontinued operations. We closed a vast majority of our CLL business dispositions in 2015 and 2016.

FINANCIAL INFORMATION FOR COMMERCIAL LENDING AND LEASING

	Three months ended September 30		Nine months ended September 30
(In millions)	2016	2015	2016	2015

Operations
Total revenues and other income (loss)	$334	$2,691	$1,535	$8,664

Interest	$(74)	$(576)	$(476)	$(1,919)
Selling, general and administrative expenses	(176)	(893)	(1,222)	(2,834)
Cost of services sold	-	-	-	(1,735)
Provision for losses on financing receivables	-	13	(2)	(1,744)
Other costs and expenses	(11)	(7)	(25)	(104)
Earnings (loss) from discontinued operations, before income taxes	74	1,228	(191)	328
Benefit (provision) for income taxes	40	(484)	254	(169)
Earnings (loss) from discontinued operations, net of taxes	$114	$744	$63	$159

Disposal
Gain (loss) on disposal before income taxes	$(22)	$(2,834)	$(652)	$(8,059)
Benefit (provision) for income taxes	21	1,629	(133)	(298)
Gain (loss) on disposal, net of taxes	$(1)	$(1,205)	$(785)	$(8,357)

Earnings (loss) from discontinued operations, net of taxes(a)	$113	$(461)	$(722)	$(8,198)

(a)
Earnings (loss) from discontinued operations attributable to the Company, before income taxes, was $52 million and $(1,608) million for the three months ended September 30, 2016 and 2015, respectively, and $(846) million and $(7,736) million for the nine months ended September 30, 2016 and 2015, respectively.

2016 3Q FORM 10-Q 78

REAL ESTATE

In connection with the GE Capital Exit Plan, we announced the planned disposition of our Real Estate business and classified the business as discontinued operations. We closed substantially all of our Real Estate business dispositions in 2015 and 2016.

FINANCIAL INFORMATION FOR REAL ESTATE

	Three months ended September 30		Nine months ended September 30
(In millions)	2016	2015	2016	2015

Operations
Total revenues and other income (loss)	$21	$81	$47	$893

Interest	$(4)	$(64)	$(40)	$(437)
Selling, general and administrative	(20)	(149)	(98)	(373)
Cost of services sold	-	-	-	(5)
Provision for losses on financing receivables	-	-	-	4
Other costs and expenses	(1)	(7)	(7)	(147)
Earnings (loss) from discontinued operations, before income taxes	(5)	(139)	(98)	(65)
Benefit (provision) for income taxes	30	53	88	95
Earnings (loss) from discontinued operations, net of taxes	$25	$(86)	$(10)	$30

Disposal
Gain (loss) on disposal before income taxes	$1	$218	$(62)	$(1,593)
Benefit (provision) for income taxes	-	-	62	(618)
Gain (loss) on disposal, net of taxes	$1	$218	$-	$(2,211)

Earnings (loss) from discontinued operations, net of taxes(a)	$26	$132	$(10)	$(2,181)

(a)
Earnings (loss) from discontinued operations attributable to the Company, before income taxes, was $(4) million and $81 million for the three months ended September 30, 2016 and 2015, respectively, and $(160) million and $(1,658) million for the nine months ended September 30, 2016 and 2015, respectively.

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

The remaining active claims have been brought by securitization trustees or administrators seeking recovery from WMC for alleged breaches of representations and warranties on mortgage loans that serve as collateral for residential mortgage-backed securities (RMBS). At September 30, 2016, such claims consisted of $1,266 million of individual claims generally submitted before the filing of a lawsuit (compared to $2,887 million at December 31, 2015) and $5,628 million of additional claims asserted against WMC in litigation without making a prior claim (Litigation Claims) (compared to $8,047 million at December 31, 2015). The total amount of these claims, $6,894 million, reflects the purchase price or unpaid principal balances of the loans at the time of purchase and does not give effect to pay downs or potential recoveries based upon the underlying collateral, which in many cases are substantial, nor to accrued interest or fees. As of September 30, 2016, these amounts do not include approximately $110 million of repurchase claims relating to alleged breaches of representations that are not in litigation and that are beyond the applicable statute of limitations. WMC believes that repurchase claims brought based upon representations and warranties made more than six years before WMC was notified of the claim would be disallowed in legal proceedings under applicable law and the June 11, 2015 decision of the New York Court of Appeals in ACE Securities Corp. v. DB Structured Products, Inc., on the statute of limitations period governing such claims.

2016 3Q FORM 10-Q 79

Reserves related to repurchase claims made against WMC were $665 million at September 30, 2016, reflecting a net decrease to reserves in the three months ended September 30, 2016 of $195 million due to settlements during the quarter. The reserve estimate takes into account recent settlement activity and is based upon WMC's evaluation of the remaining exposures as a percentage of estimated lifetime mortgage loan losses within the pool of loans supporting each securitization for which timely claims have been asserted in litigation against WMC. Settlements in prior periods reduced WMC's exposure on claims asserted in certain securitizations and the claim amounts reported above give effect to these settlements.

ROLLFORWARD OF THE RESERVE

	Three months ended September 30		Nine months ended September 30
(In millions)	2016	2015	2016	2015

Balance, beginning of period	$860	$825	$875	$809
Provision	-	28	84	46
Claim resolutions / rescissions	(195)	(21)	(294)	(23)
Balance, end of period	$665	$832	$665	$832

Given the significant litigation activity and WMC's continuing efforts to resolve the lawsuits involving claims made against WMC, it is difficult to assess whether future losses will be consistent with WMC's past experience. Adverse changes to WMC's assumptions supporting the reserve may result in an increase to these reserves. WMC estimates a range of reasonably possible loss from $0 to approximately $500 million over its recorded reserve at September 30, 2016. This estimate involves significant judgment and may not reflect the range of uncertainties and unpredictable outcomes inherent in litigation, including the matters discussed in Legal Proceedings and potential changes in WMC's legal strategy. This estimate excludes any possible loss associated with an adverse court decision on the applicable statute of limitations or an adverse outcome in the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) investigation discussed in Legal Proceedings, as WMC is unable at this time to develop such a meaningful estimate.

At September 30, 2016, there were 10 lawsuits involving claims made against WMC arising from alleged breaches of representations and warranties on mortgage loans included in 11 securitizations. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. Although the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase of defective mortgage loan) and/or money damages. Adverse court decisions, including in cases not involving WMC, could result in new claims and lawsuits on additional loans. However, WMC continues to believe that it has defenses to the claims asserted in litigation, including, for example, based on causation and materiality requirements and applicable statutes of limitations. It is not possible to predict the outcome or impact of these defenses and other factors, any of which could materially affect the amount of any loss ultimately incurred by WMC on these claims.

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

FINANCIAL INFORMATION FOR WMC

	Three months ended September 30		Nine months ended September 30
(In millions)	2016	2015	2016	2015

Total revenues and other income (loss)	$19	$(22)	$(38)	$(26)

Earnings (loss) from discontinued operations, net of taxes	$(8)	$(21)	$(60)	$(37)
2016 3Q FORM 10-Q 80

NOTE 3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale. These comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations. We do not have any securities classified as held-to-maturity.

	September 30, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

GE
Debt
U.S. corporate	$2	$-	$-	$2	$2	$-	$-	$3
Corporate – non-U.S.	-	-	-	-	1	-	-	1
U.S. government and federal
agency	49	1	-	50	49	-	-	49
Equity	156	53	(5)	204	87	13	(2)	98
	208	54	(5)	257	139	14	(2)	151

GE Capital
Debt
U.S. corporate	20,865	4,264	(32)	25,097	19,971	2,669	(285)	22,355
State and municipal	3,907	693	(44)	4,556	3,910	407	(73)	4,245
Mortgage and asset-backed	2,798	184	(17)	2,966	2,995	157	(35)	3,116
Corporate – non-U.S.	11,769	114	(10)	11,873	759	96	(9)	846
Government – non-U.S.	592	161	(1)	752	279	136	-	415
U.S. government and federal
agency	656	91	-	747	623	104	-	727
Equity	105	20	-	125	112	16	(4)	123
	40,693	5,526	(103)	46,116	28,648	3,585	(407)	31,827

Eliminations	(4)	-	-	(4)	(4)	-	-	(4)
Total	$40,897	$5,580	$(108)	$46,369	$28,783	$3,599	$(409)	$31,973

Our corporate debt portfolio comprises securities issued by public and private corporations in various industries, mainly in the U.S. Substantially all of our corporate debt securities are rated investment grade by the major rating agencies.

Mortgage and asset-backed securities substantially comprises commercial and residential mortgage-backed securities.  Substantially all of these securities have investment-grade credit ratings. Our commercial mortgage-backed securities (CMBS) portfolio is collateralized by both diversified pools of mortgages that were originated for securitization (conduit CMBS) and pools of large loans backed by high-quality properties (large loan CMBS).  Our residential mortgage-backed securities (RMBS) portfolio is collateralized primarily by pools of individual, direct mortgage loans, of which substantially all are in a senior position in the capital structure of the deals, not other structured products such as collateralized debt obligations. Of the total RMBS held at September 30, 2016, $52 million was related to residential subprime credit securities, primarily supporting obligations to annuitants and policyholders in our run-off insurance operations. All of the subprime exposure is related to securities backed by mortgage loans originated in 2005 and prior and are investment grade.

The fair value of investment securities increased to $46,369 million at September 30, 2016, from $31,973 million at December 31, 2015, primarily due to higher net purchases of Corporate – non-U.S. debt securities and higher net unrealized gains in U.S. Corporate and State and Municipal debt securities resulting from lower interest rates.

2016 3Q FORM 10-Q 81

ESTIMATED FAIR VALUE AND GROSS UNREALIZED LOSSES OF AVAILABLE-FOR-SALE INVESTMENT SECURITIES

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
(In millions)	fair value(a)	losses(a)(b)	fair value	losses(b)

September 30, 2016
Debt
U.S. corporate	$148	$(2)	$387	$(30)
State and municipal	31	(1)	157	(43)
Mortgage and asset-backed	167	(2)	112	(14)
Corporate – non-U.S.	4,088	(7)	31	(3)
Government - non-U.S.	256	(1)	-	-
Equity	11	(5)	-	-
Total	$4,701	$(19)	$686	$(90)	(c)

December 31, 2015
Debt
U.S. corporate	$2,966	$(218)	$433	$(67)
State and municipal	494	(20)	155	(53)
Mortgage and asset-backed	719	(20)	84	(16)
Corporate – non-U.S.	56	(4)	14	(4)
Equity	36	(6)	-	-
Total	$4,273	$(269)	$686	$(140)

(a)
Includes the estimated fair value of and gross unrealized losses on equity securities held by GE. At September 30, 2016, the estimated fair value of and gross unrealized losses on equity securities were $11 million and $(5) million, respectively. At December 31, 2015, the estimated fair value of and gross unrealized losses on equity securities were $6 million and $(2) million, respectively.

(b)	Included gross unrealized losses of $1 million related to securities that had other-than-temporary impairments previously recognized at September 30, 2016.
(c)
Includes debt securities held to support obligations to holders of Guaranteed Investment Contracts (GICs) of which the majority are considered to be investment-grade by the major rating agencies at September 30, 2016.

Unrealized losses are not indicative of the amount of credit loss that would be recognized and at September 30, 2016 are primarily due to increases in market yields subsequent to our purchase of the securities. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell the vast majority of these securities before anticipated recovery of our amortized cost. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during 2016 have not changed.

PRE-TAX, OTHER-THAN-TEMPORARY IMPAIRMENTS ON INVESTMENT SECURITIES

	Three months ended September 30		Nine months ended September 30
(In millions)	2016	2015	2016	2015

Total pre-tax, OTTI recognized	$11	$3	$28	$35
Pre-tax, OTTI recognized in AOCI	-	-	-	-
Pre-tax, OTTI recognized in earnings(a)	$11	$3	$28	$35

(a)
Included pre-tax, other-than-temporary impairments recorded in earnings related to equity securities of an immaterial amount and $1 million in the three months ended September 30, 2016 and 2015, respectively and $9 million and $1 million in the nine months ended September 30, 2016 and 2015, respectively.

2016 3Q FORM 10-Q 82

CONTRACTUAL MATURITIES OF INVESTMENT IN AVAILABLE-FOR-SALE DEBT SECURITIES
(EXCLUDING MORTGAGE AND ASSET-BACKED SECURITIES)

	Amortized	Estimated
(In millions)	cost	fair value

Due
Within one year	$11,653	$11,656
After one year through five years	3,984	4,247
After five years through ten years	4,605	5,168
After ten years	17,600	22,007

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

GROSS REALIZED GAINS AND LOSSES ON AVAILABLE-FOR-SALE INVESTMENT SECURITIES

	Three months ended September 30		Nine months ended September 30
(In millions)	2016	2015	2016	2015

GE
Gains	$4	$3	$10	$4
Losses, including impairments	-	-	(10)	(14)
Net	4	3	-	(10)

GE Capital
Gains	3	20	39	117
Losses, including impairments	(12)	(5)	(43)	(40)
Net	(10)	15	(3)	77
Total	$(5)	$18	$(4)	$67

Although we generally do not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements and the funding of claims and obligations to policyholders.

Proceeds from investment securities sales and early redemptions by issuers totaled $416 million and $2,356 million in the three months ended September 30, 2016 and 2015, respectively, principally from sales of U.S. government and federal agency and Mortgage and asset-backed securities by Trinity and our run-off insurance operations.

Proceeds from investment securities sales and early redemptions by issuers totaled $1,283 million and $4,953 million in the nine months ended September 30, 2016 and 2015, respectively, principally from sales of U.S. government and federal agency and Mortgage and asset-backed securities by Trinity and our run-off insurance operations.

2016 3Q FORM 10-Q 83

NOTE 4. INVENTORIES

(In millions)	September 30, 2016	December 31, 2015

Raw materials and work in process	$13,917	$13,415
Finished goods	9,387	8,265
Unbilled shipments	500	628
	23,804	22,308
Revaluation to LIFO	312	207
Total inventories	$24,116	$22,515

NOTE 5. GE CAPITAL FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

FINANCING RECEIVABLES, NET

(In millions)	September 30, 2016	December 31, 2015

Loans, net of deferred income	$20,090	$20,115
Investment in financing leases, net of deferred income	4,963	4,969
	25,054	25,084
Allowance for losses	(65)	(81)
Financing receivables – net(a)	$24,989	$25,003

(a)	Included $12,942 million and $12,892 million of receivables sold by GE to GE Capital at September 30, 2016 and December 31, 2015, respectively.

ALLOWANCE FOR LOSSES

(In millions)	2016	2015

Balance at January 1	$81	$93
Provision	12	40
Net write-offs	(28)	(48)
Other(a)	-	-
Balance at September 30	$65	$85

(a)            Other primarily includes the effects of currency exchange.

We manage our financing receivable portfolio using delinquency and nonaccrual data as key performance indicators. At September 30, 2016, $1,061 million (4.2%), $540 million (2.2%) and $345 million (1.4%) of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively. Of the $345 million of nonaccrual financing receivables at September 30, 2016, primarily related to aviation financing, $90 million are currently paying in accordance with the contractual terms. At December 31, 2015, $622 million (2.5%), $201 million (0.8%) and $256 million (1.0%) of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively.

The recorded investment in impaired loans at September 30, 2016 and December 31, 2015 was $270 million and $175 million, respectively, and was primarily related to aviation financing. The method used to measure impairment for these loans is primarily based on collateral value. At September 30, 2016, troubled debt restructurings included in impaired loans were $182 million, the vast majority related to aviation financing.
2016 3Q FORM 10-Q 84

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

(In millions)	September 30, 2016	December 31, 2015

Original cost	$87,575	$90,023
Less accumulated depreciation and amortization	(36,122)	(35,928)
Property, plant and equipment – net	$51,453	$54,095

Consolidated depreciation and amortization on property, plant and equipment was $1,136 million and $1,265 million in the three months ended September 30, 2016 and 2015, respectively, and $3,641 million and $3,554 million in the nine months ended September 30, 2016 and 2015, respectively.

NOTE 7. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

ACQUISITIONS

On October 31, 2016, we announced an agreement with Baker Hughes Incorporated (Baker Hughes) to combine GE's Oil & Gas business and Baker Hughes to create a new company. The transaction will be executed using a partnership structure, pursuant to which GE Oil & Gas and Baker Hughes will each contribute their operating assets to a newly formed partnership. GE will have a 62.5% interest in this partnership and existing Baker Hughes shareholders will have a 37.5% interest through a newly NYSE listed corporation. Baker Hughes shareholders will also receive a special one-time cash dividend of $17.50 per share at closing. GE will contribute $7.4 billon to the new partnership to fund the cash dividend to existing Baker Hughes shareholders. The transaction is subject to the approval of Baker Hughes shareholders, regulatory approvals and other customary closing conditions.

On September 14, 2016, we acquired the remaining 74% of the software developer Meridium Inc. for cash proceeds of $370 million. Upon gaining control, we fair valued the business including our previously held 26% equity interest. The preliminary purchase price allocation resulted in goodwill of approximately $350 million and amortizable intangible assets of approximately $165 million. The allocation of the purchase price will be finalized upon completion of post-closing procedures.

On May 10, 2016, we announced the pending acquisition of the heat recovery steam generator ("HRSG") business from Doosan Engineering & Construction ("Doosan") for $250 million.  On August 16, 2016, we acquired 80% of the HRSG business for proceeds of approximately $220 million. The remaining 20% of the HRSG business continues to be subject to local regulatory requirements and we expect a staggered close beginning in the fourth quarter of 2016 through the first half of 2017. The preliminary purchase price allocation resulted in goodwill of approximately $170 million and amortizable intangible assets of approximately $35 million. The allocation of the purchase price will be finalized upon completion of post-closing procedures.

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

2016 3Q FORM 10-Q 85

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

The acquisition and alliances with Alstom will have a significant effect on our Power, Energy Connections and Renewable Energy segments, and to a lesser extent our Oil & Gas segment. The financial impact of acquired businesses on individual segments will be affected by a number of variables, including operating performance, purchase accounting effects and realized synergies. In addition, due to the amount of time that elapsed between signing and closing, the commercial operations of the businesses were negatively affected primarily as a result of uncertainty among Alstom customers regarding the execution of the transaction. This affected the overall valuation of the acquired businesses at the time of close and, accordingly, is reflected among the initial and adjusted amounts assigned to the assets and liabilities recorded in purchase accounting.

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

Through the third quarter of 2016, we adjusted the preliminary allocation of purchase price, which has now resulted in goodwill, intangible assets, and unfavorable customer contract liabilities, of approximately $17,200 million, $4,400 million, and $2,350 million respectively as of the acquisitions date. These adjustments, which are necessary to reflect acquired assets and liabilities of the acquired businesses at fair value, reflected revisions in estimates in the first, second and third quarters of 2016, primarily related to cash flow and other valuation assumptions for customer contracts, increases to legal reserves, and other fair value adjustments related to acquired assets and liabilities. The approximate amounts of significant purchase accounting adjustments recorded since the date of acquisition include a reduction in the book value of assets sold to Ansaldo of $450 million, adjustments to the fair value of derivative contracts of $350 million, decreases in inventory balances of $115 million, increases to legal reserves of $1,000 million, increases to property, plant and equipment of $50 million, a reduction in the book value of aged accounts receivable of $200 million and other project related costs such as warranty provisions and liquidating damages of $625 million. In addition, the preliminary fair value of Alstom's redeemable noncontrolling interests was increased by $100 million to approximately $3,000 million and all other noncontrolling interests decreased by $100 million to approximately $600 million.  We will finalize our purchase accounting analysis in the fourth quarter.

With respect to legal reserves, the amounts we have recorded relate to legacy legal and compliance matters of the Alstom businesses that existed before the date of our acquisition, which matters we have been independently assessing since that time. As previously reported, these include Alstom legacy matters in a number of jurisdictions that involve alleged anti-competitive activities or alleged improper payments. While we believe that the amounts recorded in connection with our purchase accounting reviews of the identified matters are appropriate, such legal and compliance matters are inherently uncertain, and future payments that may be necessary to resolve them could vary from the liability amounts recorded.

In addition to purchase price allocation based on the fair value of acquired assets and liabilities, other adjustments are necessary to reflect differences between IFRS and US GAAP, as applied to differences in facts and circumstances between those businesses as part of Alstom and as part of GE post acquisition. The table below presents approximate consideration paid, amounts of assets acquired and liabilities assumed as of the acquisition date, inclusive of the purchase accounting adjustments and IFRS to US GAAP adjustments recorded as of September 30, 2016, and the fair value of the non-controlling interest.
2016 3Q FORM 10-Q 86

ASSETS ACQUIRED AND LIABILITIES ASSUMED AT THE ACQUISITION DATE

Approximate
balance at
(in millions)	September 30, 2016

Assets
Cash and equivalents	$1,750
Current receivables	4,050
Inventories	4,700
Property, plant and equipment	2,850
Goodwill	17,200
Other intangible assets	4,400
All other assets, net(a)	3,750
Total Assets	$38,700

Liabilities
Accounts payable	$1,900
Progress collections	2,900
Accrued contract liabilities	10,500
All other liabilities(b)	7,850
Total Liabilities	23,200

Redeemable noncontrolling interests	3,000

Noncontrolling interest	600

Total purchase price	11,900
Cash acquired	1,750
Total purchase price, net of cash acquired	$10,100

(a)
Includes approximately $350 million of net deferred tax assets, including approximately $50 million of non-U.S. loss carry forwards net of valuation allowances and offsetting liabilities for unrecognized benefits. Also includes approximately $200 million of indemnification receivables for liabilities for unrecognized income tax benefits and other tax uncertainties.

(b)	Includes approximately $950 million of liabilities for unrecognized income tax benefits and other uncertain taxes and approximately $750 million of pension and other employee related costs.

CHANGES IN GOODWILL BALANCES

			Dispositions,
			currency
	Balance at		exchange	Balance at
(In millions)	January 1, 2016	Acquisitions (a)	and other	September 30, 2016

Power	$16,736	$3,648	$(4)	$20,381
Renewable Energy	2,580	314	(8)	2,886
Oil & Gas	10,594	1	(80)	10,515
Aviation	8,567	-	26	8,593
Healthcare	17,353	162	(47)	17,467
Transportation	851	25	10	885
Energy Connections & Lighting	6,441	63	(211)	6,293
Capital	2,370	-	-	2,369
Corporate	34	346	218	598
Total	$65,526	$4,559	$(97)	$69,988

(a) Goodwill balances associated with Alstom and their allocations to segments are preliminary.

Goodwill balances increased by $4,461 million in 2016, primarily as a result of the Alstom acquisition purchase accounting adjustments and other acquisitions.

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
2016 3Q FORM 10-Q 87

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

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 9.5% to 16.5%.

During the third quarter of 2016, we performed our annual impairment test of goodwill for all of our reporting units. Based on the results of our step one testing, the fair values of each of the GE reporting units exceeded their carrying values; therefore, the second step of the impairment test was not required to be performed for any of our reporting units and no goodwill impairment was recognized.

While all of our reporting units passed step one of our annual impairment testing in 2016, we identified four reporting units for which the fair value was not substantially in excess of its carrying value. Due to the continuation of depressed oil and natural gas prices, the fair value of our Energy Financial Services reporting unit, within our Capital operating segment, continues to be impacted and was in excess of its carrying value by approximately 2%. The goodwill associated with our Energy Financial Services reporting unit was $1,386 million at September 30, 2016, representing approximately 2% of our total goodwill. The estimated fair value of the Energy Financial Services reporting unit is based on a number of assumptions about future business performance and investment, including the performance of our renewable investment portfolio and the expected proceeds and timing of non-strategic investment divestitures. Our assumed discount rate was 10% and was derived by applying a capital asset pricing model and corroborated using equity analyst research reports and implied cost of equity based on forecasted price to earnings per share multiples for similar companies. Based on the results of the step 1 testing, we further substantiated our Energy Financial Services goodwill balance by performing the second step analysis in which the implied fair value of goodwill exceeded its carrying value by approximately $670 million. While we have seen some stabilization in the oil and gas environment, there continues to be uncertainty about a number of assumptions upon which the estimated implied fair value of goodwill is based. While all reporting units within our Oil & Gas operating segment are significantly in excess of their carrying value, the business continues to experience declines in orders, project commencement delays and pricing pressures, which affect their fair value. While the goodwill of the Energy Financial Services and Oil & Gas reporting units are not currently impaired, we will continue to monitor the oil & gas industry and the impact it may have on these businesses.

In addition, the fair value of the Power Conversion reporting unit, within our Energy Connections operating segment, was in excess of its carrying value by approximately 9%. The goodwill associated with our Power Conversion reporting unit was $1,154 million at September 30, 2016, representing approximately 2% of our total goodwill. Our Power Conversion reporting unit has experienced a decline in order growth and an increase in the order to cash cycle, which has caused the reduction in value over the prior year. While the goodwill of the reporting unit is not currently impaired, there could be an impairment in the future as a result of changes in certain assumptions.  For example, the reporting unit's fair value could be adversely affected and result in an impairment of goodwill if actual cash flows are below estimated cash flows, the estimated cash flows are discounted at a higher risk-adjusted rate or market multiples decrease.

Finally, two reporting unit fair values were impacted as a result of the Alstom transaction. Subsequent to the close of the acquisition of Alstom, we formed two new reporting units, Grid Solutions and Hydro. The Alstom Grid business was combined with our Digital Energy business, within our Energy Connections operating segment, to create the new Grid Solutions reporting unit and the Alstom Hydro business is a newly created reporting unit within our Renewable Energy operating segment. Since fair value equals carrying value at the time of acquisition, this caused the fair value of these reporting units not to be significantly in excess of its carrying value. The fair value of the Hydro reporting unit approximated its carrying value and the excess of fair value over carrying value of the Grid Solutions reporting unit is approximately 3%. The goodwill associated with our Hydro and Grid Solutions reporting units was $756 million and $3,586 million, respectively, representing approximately 1% and 5% of our total goodwill at September 30, 2016. While the goodwill of these reporting units are not currently impaired, there could be an impairment in the future as a result of changes in certain assumptions. For example, the fair value of these reporting units could be adversely affected and result in an impairment of goodwill if expected synergies of the acquisition with Alstom are not realized or if the reporting units were not able to execute on customer opportunities, the estimated cash flows are discounted at a higher risk-adjusted rate or market multiples decrease.
2016 3Q FORM 10-Q 88

As of September 30, 2016, we believe that the goodwill is recoverable for all of the reporting units; however, there can be no assurances that the goodwill will not be impaired in future periods.

In 2015, we identified one reporting unit for which the fair value was not substantially in excess of its carrying value. Due to the sharp decline experienced in oil prices and the prospect of a continuation of prevailing oil prices, the fair value of our Energy Financial Services reporting unit, within our Capital operating segment, had been impacted and was in excess of its carrying value by approximately 13%. Due to the continued decline in oil prices, we performed an impairment test in the fourth quarter using data as of December 31, 2015, which resulted in the fair value of our Energy Financial Services reporting unit being in excess of its carrying value by approximately 12%. In the current year, the fair value of the Energy Financial Services reporting unit continues to be impacted by the market conditions within the oil & gas industry as discussed above.

In 2015, although not impaired, our Oil & Gas business had also experienced declines in orders, project commencement delays and pricing pressures, which affected the fair value of our Oil & Gas reporting units. Our Oil & Gas business continues to be affected by the overall market conditions as discussed above.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.
2016 3Q FORM 10-Q 89

OTHER INTANGIBLE ASSETS

OTHER INTANGIBLE ASSETS - NET

(In millions)	September 30, 2016	December 31, 2015

Intangible assets subject to amortization	$16,679	$17,688
Indefinite-lived intangible assets(a)	101	109
Total	$16,779	$17,797

(a)	Indefinite-lived intangible assets principally comprise trademarks and in-process research and development.

INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

	September 30, 2016			December 31, 2015
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$9,393	$(2,400)	$6,993	$9,758	$(2,113)	$7,645
Patents and technology	8,813	(3,459)	5,354	8,543	(3,096)	5,447
Capitalized software	7,710	(4,529)	3,181	7,375	(4,136)	3,239
Trademarks	1,246	(337)	910	1,337	(282)	1,055
Lease valuations	132	(55)	77	167	(22)	145
Present value of future profits(a)	676	(676)	-	651	(651)	-
All other	312	(147)	165	267	(108)	159
Total	$28,282	$(11,602)	$16,679	$28,098	$(10,408)	$17,688

(a)
Balances at September 30, 2016 and December 31, 2015 reflect adjustments of $247 million and $266 million, respectively, to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.

Intangible assets subject to amortization decreased by $1,009 million in the nine months ended September 30, 2016, primarily as a result of changes in the fair value of the acquired Alstom intangible assets and amortization, offset by acquisitions, capitalized software and patents across all business platforms.

GE amortization expense related to intangible assets subject to amortization was $363 million and $362 million in the three months ended September 30, 2016 and 2015, respectively, and $1,258 million and $1,055 million for the nine months ended September 30, 2016 and 2015, respectively. GE Capital amortization expense related to intangible assets subject to amortization was $33 million and $21 million in the three months ended September 30, 2016 and 2015, respectively, and $103 million and $78 million for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 8. CONTRACT ASSETS

(In millions)	September 30, 2016	December 31, 2015

GE
Contract assets	$24,354	$21,156

Contract assets reflect revenues earned in excess of billings on our long-term contracts to construct technically complex equipment (such as gas power systems and aircraft engines), long-term product maintenance or extended warranty arrangements and other deferred contract related costs. Long-term product maintenance amounts are presented net of related billings in excess of revenues of $2,970 million and $2,602 million at September 30, 2016 and December 31, 2015, respectively.
2016 3Q FORM 10-Q 90

NOTE 9. BORROWINGS

(In millions)	September 30, 2016	December 31, 2015

Short-term borrowings
GE
Commercial paper	$1,500	$500
Current portion of long-term borrowings	15,212	17,770
Other	2,229	1,522
Total GE short-term borrowings(a)	18,940	19,792

GE Capital
Commercial paper
U.S.	5,002	650
Non-U.S.	-	4,351
Current portion of long-term borrowings(c)	9,356	24,969
Intercompany payable to GE(b)	10,074	17,642
Other	12	1,005
Total GE Capital short-term borrowings	24,444	48,617

Eliminations(b)	(11,813)	(18,549)
Total short-term borrowings	$31,571	$49,860

Long-term borrowings
GE
Senior notes	$61,160	$72,471
Subordinated notes	2,864	2,940
Subordinated debentures(d)	744	6,600
Other	915	1,298
Total GE long-term borrowings(a)	65,683	83,309

GE Capital
Senior notes	47,993	59,107
Subordinated notes	313	251
Intercompany payable to GE(b)	49,723	67,062
Other(c)	1,798	2,058
Total GE Capital long-term borrowings	99,828	128,478

Eliminations(b)	(49,825)	(67,128)
Total long-term borrowings	$115,686	$144,659
Non-recourse borrowings of consolidated securitization entities(e)	$2,175	$3,083
Total borrowings	$149,432	$197,602

(a)	Excluding assumed debt of GE Capital, GE total borrowings is $19,823 million.
(b)
The amount of the intercompany payable to GE was $59,798 million as of September 30, 2016, which includes a reduction in the short-term intercompany payable to GE for a $(5,002) million loan in the second quarter of 2016 from GE Capital to GE, which bears the right of offset against amounts owed under the assumed debt agreement.

(c)
Included $2,468 million and $2,679 million of funding secured by aircraft and other collateral at September 30, 2016 and December 31, 2015, respectively, of which $1,425 million and $1,534 million is non-recourse to GE Capital at September 30, 2016 and December 31, 2015, respectively.

(d)
Included $744 million and $2,587 million of subordinated debentures at September 30, 2016 and December 31, 2015, respectively, which constitute the sole assets of trusts that have issued trust preferred securities and where GE owns 100% of the common securities of the trusts. Obligations associated with these trusts are unconditionally guaranteed by GE.

(e)	Included $1,843 million and $918 million of current portion of long-term borrowings at September 30, 2016 and December 31, 2015, respectively. See Note 16.
2016 3Q FORM 10-Q 91

As discussed in Note 1, the adoption of ASU 2015-03 resulted in the reclassification of $674 million of unamortized debt issuance costs related to the Company's borrowings, of which $641 million was reclassified in long-term borrowings and $33 million was reclassified in short-term borrowings, within our consolidated balance sheet as of December 31, 2015.

On April 10, 2015, GE provided a full and unconditional guarantee on the payment of the principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GE Capital. $92,537 million of such debt was assumed by GE on December 2, 2015 upon its merger with GE Capital resulting in an intercompany payable to GE. At September 30, 2016, the amount of the intercompany payable to GE was $59,798 million, including $64,800 million of borrowings assumed by GE and a reduction for a $5,002 million short-term loan in the second quarter of 2016 from GE Capital to GE, which bears the right of offset against amounts owed under the assumed debt agreement. The Guarantee applies to approximately $53,527 million of GE Capital debt. Prior to the merger $35,999 million (representing $31,154 million of outstanding principal and $4,846 million of premium) of GE Capital debt was exchanged into a new GE Capital international entity, including $16,372 million, which matured on April 15, 2016.
Additional information about borrowings and associated swaps can be found in Notes 15 and 19.

2016 3Q FORM 10-Q 92

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

EFFECT ON OPERATIONS OF PENSION PLANS

	Principal pension plans
	Three months ended September 30		Nine months ended September 30
(In millions)	2016	2015	2016	2015

Service cost for benefits earned	$307	$348	$913	$1,076
Prior service cost amortization	76	51	228	154
Expected return on plan assets	(837)	(826)	(2,507)	(2,478)
Interest cost on benefit obligations	736	696	2,205	2,087
Net actuarial loss amortization	612	823	1,836	2,468
Curtailment loss (gain)	-	-	(1)	71	(a)
Pension plans cost	$894	$1,092	$2,674	$3,378

(a) Curtailment loss resulting from GE Capital Exit Plan.

	Other pension plans
	Three months ended September 30		Nine months ended September 30
(In millions)	2016	2015	2016	2015

Service cost for benefits earned	$106	$99	$337	$299
Prior service cost (credit) amortization	-	1	(1)	1
Expected return on plan assets	(264)	(211)	(786)	(625)
Interest cost on benefit obligations	172	133	512	396
Net actuarial loss amortization	68	72	197	217
Pension plans cost	$82	$94	$259	$288

EFFECT ON OPERATIONS OF PRINCIPAL RETIREE BENEFIT PLANS

	Principal retiree benefit plans
	Three months ended September 30		Nine months ended September 30
(In millions)	2016	2015	2016	2015

Service cost for benefits earned	$32	$27	$84	$119
Prior service cost (credit) amortization	(41)	(38)	(123)	29
Expected return on plan assets	(11)	(12)	(33)	(36)
Interest cost on benefit obligations	62	67	188	268
Net actuarial gain amortization	(12)	(14)	(39)	(11)
Curtailment gain, net	-	-	-	(192)	(a)
Retiree benefit plans cost	$30	$30	$77	$177

(a)	Gain principally resulting from life insurance amendment.

2016 3Q FORM 10-Q 93

NOTE 11. INCOME TAXES

UNRECOGNIZED TAX BENEFITS

(In millions)	September 30, 2016	December 31, 2015

Unrecognized tax benefits	$5,605	$6,778
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	3,260	4,723
Accrued interest on unrecognized tax benefits	709	805
Accrued penalties on unrecognized tax benefits	144	98
Reasonably possible reduction to the balance of unrecognized tax benefits
in succeeding 12 months	0-800	0-700
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-200	0-200

(a)	Some portion of such reduction may be reported as discontinued operations.

The Internal Revenue Service (IRS) is currently auditing our consolidated U.S. income tax returns for 2012-2013. In addition, certain other U.S. tax deficiency issues and refund claims for previous years are still unresolved. The IRS had disallowed the tax loss on our 2003 disposition of ERC Life Reinsurance Corporation. We contested the disallowance of this loss. In August 2016, the government approved a final settlement of the case and the balance of unrecognized tax benefits and associated interest was adjusted in the quarter to reflect the final agreed settlement.  We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.
2016 3Q FORM 10-Q 94

NOTE 12. SHAREOWNERS' EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30		Nine months ended September 30
(In millions)	2016	2015	2016	2015

Investment securities
Beginning balance	$1,077	$564	$460	$1,013
Other comprehensive income (loss) (OCI) before reclassifications –
net of deferred taxes of $48, $14, $352 and $(196)	97	22	675	(382)
Reclassifications from OCI – net of deferred taxes
of $5, $(20), $36 and $(45)	1	(26)	40	(70)
Other comprehensive income (loss)(a)	97	(3)	715	(452)
Less OCI attributable to noncontrolling interests	(2)	-	(1)	-
Ending balance	$1,176	$561	$1,176	$561

Currency translation adjustments (CTA)
Beginning balance	$(5,448)	$(5,913)	$(5,499)	$(2,428)
OCI before reclassifications – net of deferred taxes
of $5, $(185), $222 and $1,158	(280)	(108)	(138)	(3,936)
Reclassifications from OCI – net of deferred taxes
of $(6), $(628), $74 and $(779)	85	733	1	1,039
Other comprehensive income (loss)(a)	(194)	624	(138)	(2,895)
Less OCI attributable to noncontrolling interests	-	(8)	6	(43)
Ending balance	$(5,643)	$(5,281)	$(5,643)	$(5,281)

Cash flow hedges
Beginning balance	$(51)	$(140)	$(80)	$(180)
OCI before reclassifications – net of deferred taxes
of $(12), $(28), $(17) and $(24)	(21)	(133)	(61)	(626)
Reclassifications from OCI – net of deferred taxes
of $6, $11, $7 and $59	52	98	121	632
Other comprehensive income (loss)(a)	30	(35)	60	6
Less OCI attributable to noncontrolling interests	-	-	-	-
Ending balance	$(21)	$(174)	$(21)	$(174)

Benefit plans
Beginning balance	$(10,476)	$(12,716)	$(11,410)	$(16,578)
Prior service credit (costs) - net of deferred taxes
of $0, $0, $5 and $1,194	-	-	23	2,090
Net actuarial gain (loss) – net of deferred taxes
of $49, $0, $6 and $269	83	43	71	602
Net curtailment/settlement - net of deferred taxes
of $0, $0, $0 and $(44)	-	-	(1)	(77)
Prior service cost amortization – net of deferred taxes
of $22, $17, $63 and $92	12	-	45	101
Net actuarial loss amortization – net of deferred taxes
of $216, $297, $649 and $902	453	584	1,343	1,771
Other comprehensive income (loss)(a)	548	627	1,481	4,486
Less OCI attributable to noncontrolling interests	6	-	5	(2)
Ending balance	$(9,934)	$(12,089)	$(9,934)	$(12,089)

Accumulated other comprehensive income (loss) at September 30	$(14,422)	$(16,983)	$(14,422)	$(16,983)

(a)
Total other comprehensive income (loss) was $481 million and $1,214 million in the three months ended September 30, 2016 and 2015, respectively and $2,117 million and $1,144 million in the nine months ended September 30, 2016 and 2015, respectively.

2016 3Q FORM 10-Q 95

RECLASSIFICATION OUT OF AOCI

	Three months ended		Nine months ended
	September 30		September 30
(In millions)	2016	2015	2016	2015	Statement of earnings caption

Available-for-sale securities
Realized gains (losses) on
sale/impairment of securities	$(6)	$45	$(76)	$116	Total revenues and other income(a)
Income taxes	5	(20)	36	(45)	Benefit (provision) for income taxes(b)
Net of tax	$(1)	$26	$(40)	$70
Currency translation adjustments
Gains (losses) on dispositions	$(79)	$(104)	$(74)	$(260)	Total revenues and other income(c)
Income taxes	(6)	(628)	74	(779)	Benefit (provision) for income taxes(d)
Net of tax	$(85)	$(733)	$(1)	$(1,039)
Cash flow hedges
Gains (losses) on interest rate
derivatives	$(12)	$(39)	$(67)	$(100)	Interest and other financial charges
Foreign exchange contracts	(43)	(72)	(47)	(600)	(e)
Other	(3)	2	(14)	9	(f)
Total before tax	(57)	(109)	(128)	(691)
Income taxes	6	11	7	59	Benefit (provision) for income taxes
Net of tax	$(52)	$(98)	$(121)	$(632)
Benefit plan items
Curtailment gain (loss)	$-	$-	$1	$121	(g)
Amortization of prior service costs	(34)	(17)	(108)	(193)	(g)
Amortization of actuarial gains (losses)	(669)	(881)	(1,992)	(2,673)	(g)
Total before tax	(703)	(898)	(2,099)	(2,745)
Income taxes	238	314	712	950	Benefit (provision) for income taxes
Net of tax	$(465)	$(584)	$(1,387)	$(1,795)

Total reclassification adjustments (net of tax)	$(602)	$(1,389)	$(1,548)	$(3,396)

(a)
Included an insignificant amount and $29 million for the three months ended September 30, 2016 and 2015, and $(72) million and $49 million for the nine months ended September 30, 2016 and 2015, respectively in earnings (loss) from discontinued operations, net of taxes.

(b)
Included $3 million and $(15) million for the three months ended September 30, 2016 and 2015, and $34 million and $(21) million for the nine months ended September 30, 2016 and 2015, respectively in earnings (loss) from discontinued operations, net of taxes.

(c)
Included $(79) million and $(104) million for the three months ended September 30, 2016 and 2015, and $(8) million and $(261) million for the nine months ended September 30, 2016 and 2015, respectively in earnings (loss) from discontinued operations, net of taxes.

(d)
Included $(7) million and $(628) million for the three months ended September 30, 2016 and 2015, and $73 million and $(779) million for the nine months ended September 30, 2016 and 2015, respectively in earnings (loss) from discontinued operations, net of taxes

(e)
Included $(30) million and $(47) million in GE Capital revenues from services and $(13) million and $(25) million in interest and other financial charges in the three months ended September 30, 2016 and 2015, respectively and $1 million and $(587) million in GE Capital revenues from services and $(48) million and $(13) million in interest and other financial charges in the nine months ended September 30, 2016 and 2015, respectively.

(f)	Primarily recorded in costs and expenses.
(g)
Curtailment gain (loss), amortization of prior service costs and actuarial gains and losses out of AOCI are included in the computation of net periodic pension costs. See Note 10 for further information.

2016 3Q FORM 10-Q 96

SHARES OF GE PREFERRED STOCK

At December 31, 2014 GECC had outstanding 50,000 shares of non-cumulative A, B and C Series perpetual preferred stock at an average dividend rate of 6.44% with a face value of $5,000 million. In connection with the GE Capital Exit Plan, on December 3, 2015, these shares were converted into a corresponding Series A, B, and C of fixed-to-floating rate non-cumulative perpetual preferred stock issued by GE with face value of $2,778 million, $2,073 million, $1,094 million, respectively, for a cumulative face value of $5,944 million and an initial average fixed dividend rate of 4.07%. The incremental shares were issued in order to compensate preferred holders for the lower dividend rate. Subsequent to the issuance of the preferred stock on December 3, 2015, in response to investor feedback, GE launched an exchange offer on December 18, 2015 that allowed GE preferred stock investors to exchange their existing Series A, B and C preferred stock into a Series D GE preferred stock. These Series D instruments bear an initial fixed interest rate of 5.00% through January 21, 2021, will bear a floating rate equal to three-month LIBOR plus 3.33% thereafter and are callable on January 21, 2021. On January 20, 2016, $2,687 million of Series A, $2,008 million of Series B and $999 million of Series C were exchanged into $5,694 million Series D GE preferred stock. In addition to interim dividends and accretion of $122 million, a deemed dividend of $232 million was recorded in the nine months ended September 30, 2016, $195 million for the amount by which the fair value of the Series D GE preferred stock exceeded the fair value of the original GECC Series A, B and C preferred stock, and a cash payment of $37 million paid to the GE Series A and B preferred stockholders who exchanged into the Series D GE preferred stock. Post exchange, $91 million of Series A, $64 million of Series B and $95 million of Series C GE preferred stock remain outstanding. The carrying value of the GE preferred stock at September 30, 2016 was $5,250 million and will increase to $5,944 million through periodic accretion to the respective call dates of each series. Principal and accretion for the preferred stock is recorded in other capital in the consolidated Statement of Financial Position and dividends and accretion are presented under the caption "Preferred stock dividends" in the Statement of Earnings (Loss). Dividends on GE preferred stock are payable semi-annually, in June and December and accretion is recorded on a quarterly basis.

In conjunction with the exchange of the GE Capital preferred stock into GE preferred stock and the exchange of Series A, B and C preferred stock into Series D preferred stock, GE Capital issued preferred stock to GE for which the amount and terms mirror the GE preferred stock held by external investors ($5,250 million carrying value at September 30, 2016).

NONCONTROLLING INTERESTS

Noncontrolling interests in equity of consolidated affiliates includes common shares in consolidated affiliates and preferred stock issued by our affiliates.

CHANGES TO NONCONTROLLING INTERESTS

	Three months ended September 30		Nine months ended September 30
(In millions)	2016	2015	2016	2015

Beginning balance	$1,693	$8,776	$1,864	$8,674
Net earnings (loss)	6	39	(62)	232
GECC preferred stock dividend	-	-	-	(161)
Dividends	(25)	(18)	(47)	(36)
Dispositions	(53)	(3)	(94)	(9)
Other (including AOCI)(a)(b)	42	(6)	1	88
Ending balance	$1,663	$8,788	$1,663	$8,788

(a)   Includes research & development partner funding arrangements, acquisitions and eliminations.

(b)	Includes $(123) million for deconsolidation of investment funds managed by GE Asset Management (GEAM) upon the adoption of ASU 2015-02, Amendments to the Consolidation Analysis. See Note 1.

The ending balance for the period ended September 30, 2015 included $4,949 million related to GECC Series A, B and C preferred stock. In connection with the reorganization of the GE Capital businesses, original GECC preferred stock was converted to preferred stock issued by GE in the fourth quarter of 2015, and accordingly GE preferred stock is reflected in shareowners' equity in the consolidated Statement of Financial Position. There was no dividend on GECC preferred stock in the three months ended September 30, 2015. The dividend on GECC preferred stock was $161 million in the nine months ended September 30, 2015. In addition, the ending balance for the period ended September 30, 2015 also included $2,790 million related to Synchrony Financial, which was eliminated as part of the split-off of Synchrony Financial from GE in the fourth quarter of 2015.
2016 3Q FORM 10-Q 97

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

	Three months ended September 30		Nine months ended September 30
(In millions)	2016	2015	2016	2015

Beginning balance	$3,070	$79	$2,972	$98
Net earnings (loss)	(82)	-	(221)	(3)
Dividends	(8)	-	(17)	(11)
Redemption value adjustment	68	-	178	1
Other	3	3	138	(4)
Ending balance	$3,051	$82	$3,051	$82

OTHER

During the first nine months of 2016, we repurchased $18,144 million of our common stock, including $9,125 million repurchased under the accelerated share repurchase (ASR) agreements.

In September 2016, we entered into an ASR agreement with a financial institution which allowed us to repurchase GE common stock at a price below its volume weighted-average price during a given period. During the third quarter, we paid $2,500 million and received and classified as treasury shares an initial delivery of 71,189,280 shares based on then-current market prices. The payment was recorded as a reduction to shareowners' equity, consisting of a $2,125 million increase in treasury stock, which reflects the value of the shares received upon initial delivery, and a $375 million decrease in other capital, which reflects the value of the stock held back pending final delivery. In the fourth quarter of 2016, we received the remaining 14,758,566 shares based on the final volume weighted-average price less the negotiated discount.

We accounted for the ASR as two separate transactions: (i) 71,189,280 shares of common stock initially delivered to GE and $2,125 million was accounted for as a treasury stock transaction and (ii) the unsettled contract of $375 million was determined to be a forward contract indexed to GE's own common stock. The initial delivery of 71,189,280 shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. GE has determined that the forward contract, indexed to its own common stock, met all the criteria for equity classification.

In the third quarter of 2016, we received the remaining 18,269,775 shares related to the ASR agreement entered in June 2016 based on the final volume weighted-average price less the negotiated discount.

Common dividends from GE Capital totaled $5,050 million and $16,050 million to GE in the three months ended September 30, 2016 and the nine months ended September 30, 2016, respectively. GE Capital did not pay any common dividends to GE in the three months ended September 30, 2015 and paid common dividends of $450 million to GE in the nine months ended September 30, 2015, respectively. Dividends on GE preferred stock totaled $33 million and $474 million, including cash dividends of $184 million to GE in the three months ended September 30, 2016 and the nine months ended September 30, 2016, respectively. There were no dividends on GE preferred stock in the three months ended and in the nine months ended September 30, 2015.
2016 3Q FORM 10-Q 98

NOTE 13. EARNINGS PER SHARE INFORMATION

	Three months ended September 30
	2016		2015
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations for
per-share calculation(a)(b)	$2,127	$2,127	$1,962	$1,962
Preferred stock dividends	(33)	(33)	-	-
Earnings from continuing operations attributable to
common shareowners for per-share calculation(a)(b)	$2,094	$2,094	$1,962	$1,962
Earnings (loss) from discontinued operations
for per-share calculation(a)(b)	(100)	(100)	540	540
Net earnings attributable to GE common
shareowners for per-share calculation(a)(b)	$1,991	$1,991	$2,502	$2,502

Average equivalent shares
Shares of GE common stock outstanding	8,904	8,904	10,103	10,103
Employee compensation-related shares (including
stock options)	112	-	70	-
Total average equivalent shares	9,016	8,904	10,173	10,103

Per-share amounts
Earnings from continuing operations	$0.23	$0.24	$0.19	$0.19
Earnings (loss) from discontinued operations	(0.01)	(0.01)	0.05	0.05
Net earnings	0.22	0.22	0.25	0.25

	Nine months ended September 30
	2016		2015
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings (loss) from continuing operations for
per-share calculation(a)(b)	$6,110	$6,110	$(913)	$(913)
Preferred stock dividends	(474)	(474)	-	-
Earnings (loss) from continuing operations attributable to
common shareowners for per-share calculation(a)(b)	$5,636	$5,636	$(913)	$(913)
Loss from discontinued operations
for per-share calculation(a)(b)	(956)	(956)	(11,532)	(11,532)
Net earnings (loss) attributable to GE common
shareowners for per-share calculation(a)(b)	$4,680	$4,680	$(12,436)	$(12,436)

Average equivalent shares
Shares of GE common stock outstanding	9,096	9,096	10,085	10,085
Employee compensation-related shares (including
stock options)	105	-	-	-
Total average equivalent shares	9,201	9,096	10,085	10,085

Per-share amounts
Earnings (loss) from continuing operations	$0.61	$0.62	$(0.09)	$(0.09)
Earnings (loss) from discontinued operations	(0.10)	(0.11)	(1.14)	(1.14)
Net earnings (loss)	0.51	0.51	(1.23)	(1.23)

(a)
Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities. For the three months ended September 30, 2016 and 2015, participating securities are included in the computation of earnings (loss) per share pursuant to the two-class method and the application of this treatment had an insignificant effect. For the nine month period ended September 30, 2016, pursuant to the two-class method, as a result of the excess of dividends in current period earnings, losses were not allocated to the participating securities.  For the nine month period ended September 30, 2015, pursuant to the two-class method, as a result of the net loss from continuing operations, losses were not allocated to the participating securities.

(b)	Included an insignificant amount of dividend equivalents in each of the periods presented.
2016 3Q FORM 10-Q 99

For the three months ended September 30, 2016 and 2015, approximately 15 million and 89 million, respectively, of outstanding stock awards were not included in the computation of diluted earnings (loss) per share because their effect was antidilutive. For the nine months ended September 30, 2016, approximately 24 million of outstanding stock awards were not included in the computation of diluted earnings per share because their effect was antidilutive. As a result of the loss from continuing operations for the nine months ended September 30, 2015, outstanding stock awards of approximately 398 million, were not included in the computation of diluted earnings per share because their effect was antidilutive.

In September 2016, we entered into an ASR agreement to repurchase shares of GE common stock. See Note 12 for additional information. The initial delivery of 71,189,280 shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. GE has determined that the forward contract, indexed to its own common stock, met all the criteria for equity classification. There was no dilutive impact on earnings per share related to the forward contract.

Earnings per share amounts are computed independently, as a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per share amounts for net earnings (loss).
2016 3Q FORM 10-Q 100

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
September 30, 2016
Assets
Investment securities
Debt
U.S. corporate	$-		$21,600		$3,499	$-		$25,099
State and municipal	-		4,502		55	-		4,556
Mortgage and asset-backed	-		2,958		8	-		2,966
Corporate – non-U.S.	-		11,636		237	-		11,873
Government – non-U.S.	-		752		-	-		752
U.S. government and federal agency	-		492		305	-		797
Equity	301		14		10	-		325
Derivatives(c)	-		6,947		27	(6,521)		454
Total	$301		$48,902		$4,141	$(6,521)		$46,823

Liabilities
Derivatives	$-		$3,987		$1	$(3,289)		$699
Other(e)	-		1,107		-	-		1,107
Total	$-		$5,094		$1	$(3,289)		$1,806

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

(a)
There were $12 million of Corporate – non-U.S. securities and $50 million of U.S. Treasuries and federal agency securities transferred from Level 1 to Level 2 in the nine months ended September 30, 2016 primarily attributable to changes in approach. There were no securities transferred between Level 1 and Level 2 in the year ended December 31, 2015.

(b)	The netting of derivative receivables and payables (including the effects of any collateral posted or received) is permitted when a legally enforceable master netting agreement exists.
(c)
The fair value of derivatives includes an adjustment for non-performance risk. At September 30, 2016 and December 31, 2015, the cumulative adjustment for non-performance risk was $(9) million and insignificant, respectively. See Notes 15 and 19 for additional information on the composition of our derivative portfolio.

(d)	Includes private equity investments.
(e)	Primarily represents the liabilities associated with certain of our deferred incentive compensation plans.

2016 3Q FORM 10-Q 101

LEVEL 3 INSTRUMENTS

The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners' equity.

CHANGES IN LEVEL 3 INSTRUMENTS FOR THE THREE MONTHS ENDED
										Net
										change in
		Net	Net							unrealized
		realized/	realized/							gains
		unrealized	unrealized							(losses)
		gains	gains							relating to
		(losses)	(losses)				Transfers	Transfers		instruments
	Balance at	included in	included				into	out of	Balance at	still held at
(In millions)	July 1	earnings(a)	in AOCI	Purchases	Sales	Settlements	Level 3(b)	Level 3(b)	September 30	September 30(c)
2016
Investment securities
Debt
U.S. corporate	$3,422	$(6)	$19	$139	$(23)	$(43)	$-	$(10)	$3,499	$-
State and municipal	32	-	1	22	-	-	-	-	55	-
Mortgage and
asset-backed	8	-	-	-	-	-	-	-	8	-
Corporate – non-U.S.	244	-	-	-	-	-	3	(10)	237	-
U.S. government and
federal agency	307	-	(2)	-	-	-	-	-	305	-
Equity	8	(1)	3	-	-	-	-	-	10	-
Derivatives(d)(e)	37	9	-	-	-	(19)	-	-	27	(1)
Total	$4,057	$3	$21	$161	$(23)	$(62)	$3	$(20)	$4,141	$(1)
2015
Investment securities
Debt
U.S. corporate	$3,024	$5	$(7)	$74	$(28)	$(37)	$35	$(15)	$3,050	$-
State and municipal	47	-	-	-	-	-	-	(17)	30	-
Mortgage and
asset-backed	78	(2)	-	-	-	-	33	(70)	40	-
Corporate – non-U.S.	283	-	-	1	-	(1)	-	-	283	-
Government – non-U.S.	2	-	-	-	-	-	-	(2)	-	-
U.S. government and
federal agency	293	-	16	-	-	-	-	-	309	-
Equity	6	-	(1)	-	-	-	6	-	10	-
Derivatives(d)(e)	65	15	-	-	-	(1)	-	-	79	(27)
Other	222	10	-	-	-	-	-	-	233	-
Total	$4,020	$29	$8	$74	$(28)	$(40)	$74	$(103)	$4,034	$(27)

(a)	Earnings effects are primarily included in the "GE Capital revenues from services" and "Interest and other financial charges" captions in the Statement of Earnings.
(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were primarily a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represents the amount of unrealized gains or losses for the period included in earnings.
(d)
Represents derivative assets net of derivative liabilities and includes cash accruals of none and $12 million not reflected in the fair value hierarchy table for the three months ended September 30, 2016 and 2015, respectively.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Notes 15 and 19.
2016 3Q FORM 10-Q 102

CHANGES IN LEVEL 3 INSTRUMENTS FOR THE NINE MONTHS ENDED
										Net
										change in
		Net	Net							unrealized
		realized/	realized/							gains
		unrealized	unrealized							(losses)
		gains	gains							relating to
		(losses)	(losses)				Transfers	Transfers		instruments
	Balance at	included in	included				into	out of	Balance at	still held at
(In millions)	January 1	earnings(a)	in AOCI	Purchases	Sales	Settlements	Level 3(b)	Level 3(b)	September 30	September 30(c)
2016
Investment securities
Debt
U.S. corporate	$3,006	$3	$251	$372	$(28)	$(86)	$8	$(28)	$3,499	$-
State and municipal	30	-	3	22	-	(1)	-	-	55	-
Mortgage and
asset-backed	32	(19)	-	-	-	(6)	-	-	8	-
Corporate – non-U.S.	290	28	-	9	(82)	-	2	(10)	237	-
U.S. government and
federal agency	323	-	(16)	-	-	(1)	-	-	305	-
Equity	13	(7)	4	-	-	-	-	-	10	-
Derivatives(d)(e)	88	(13)	-	-	-	(58)	-	10	27	(21)
Other	259	-	-	-	-	-	-	(259)	-	-
Total	$4,042	$(8)	$241	$404	$(110)	$(152)	$10	$(287)	$4,141	$(21)
2015
Investment securities
Debt
U.S. corporate	$3,053	$(1)	$(93)	$255	$(78)	$(93)	$35	$(28)	$3,050	$-
State and municipal	58	-	(2)	-	-	(8)	-	(17)	30	-
Mortgage and
asset-backed	145	(11)	(9)	-	(32)	(3)	33	(83)	40	-
Corporate – non-U.S.	337	-	(4)	1	(49)	(1)	-	-	283	-
Government – non-U.S.	2	-	-	-	-	-	-	(2)	-	-
U.S. government and
federal agency	266	-	44	-	-	(1)	-	-	309	-
Equity	9	2	(3)	6	(6)	(4)	6	-	10	-
Derivatives(d)(e)	29	19	-	-	-	(9)	40	-	79	13
Other	277	(24)	-	-	(20)	-	-	-	233	(37)
Total	$4,175	$(15)	$(66)	$261	$(185)	$(120)	$115	$(130)	$4,034	$(24)

(a)	Earnings effects are primarily included in the "GE Capital revenues from services" and "Interest and other financial charges" captions in the Statement of Earnings.
(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 for the nine months ended September 30, 2016 were primarily a result of the adoption of ASU 2015-02, Amendments to the Consolidation Analysis. See Note 1.

(c)	Represents the amount of unrealized gains or losses for the period included in earnings.
(d)
Represents derivative assets net of derivative liabilities and includes cash accruals of none and $12 million not reflected in the fair value hierarchy table for the nine months ended September 30, 2016 and 2015, respectively.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Notes 15 and 19.
2016 3Q FORM 10-Q 103

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at September 30, 2016 and December 31, 2015.

	Remeasured during		Remeasured during
	the nine months ended		the year ended
	September 30, 2016		December 31, 2015
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and financing receivables held for sale	$-	$31	$-	$154
Cost and equity method investments	-	230	1	436
Long-lived assets	27	681	2	882
Total	$27	$942	$3	$1,471

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at September 30, 2016 and 2015.

	Three months ended September 30		Nine months ended September 30
(In millions)	2016	2015	2016	2015

Financing receivables and financing receivables held for sale	$-	$(10)	$(14)	$(46)
Cost and equity method investments	(2)	(280)	(95)	(370)
Long-lived assets	(21)	(89)	(161)	(142)
Total	$(24)	$(380)	$(270)	$(558)

2016 3Q FORM 10-Q 104

LEVEL 3 MEASUREMENTS - SIGNIFICANT UNOBSERVABLE INPUTS

				Range
(Dollars in millions)	Fair value	Valuation technique	Unobservable inputs	(weighted-average)

September 30, 2016
Recurring fair value measurements
Investment securities – Debt
U.S. corporate	$885	Income approach	Discount rate(a)	1.4%-17.4% (7.6%)
Mortgage and asset-backed	8	Income approach	Discount rate(a)	2.8%-7.0% (4.9%)

Non-recurring fair value measurements
Financing receivables and
financing receivables held for sale	$31	Income approach	Discount rate(a)	9.0%-30.0% (20.4%)

Cost and equity method investments	132	Income approach	Discount rate(a)	9.0%-20.0% (13.3%)

Long-lived assets	620	Income approach	Discount rate(a)	2.5%-11.6% (10.4%)
		Market comparables

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

At September 30, 2016 and December 31, 2015, other Level 3 recurring fair value measurements of $3,244 million and $2,637 million, respectively, and non-recurring measurements of $148 million and $122 million, respectively, are valued using non-binding broker quotes or other third-party sources. At September 30, 2016 and December 31, 2015, other recurring fair value measurements of $4 million and $32 million, respectively, and non-recurring fair value measurements of $11 million and $80 million, respectively, were individually insignificant and utilize a number of different unobservable inputs not subject to meaningful aggregation.
2016 3Q FORM 10-Q 105

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

	September 30, 2016		December 31, 2015
	Carrying		Carrying
	amount	Estimated	amount	Estimated
(In millions)	(net)	fair value	(net)	fair value

GE
Assets
Investments and notes receivable	$1,388	$1,458	$1,104	$1,174
Liabilities
Borrowings(a)(b)	19,823	21,363	18,397	18,954
Borrowings (debt assumed)(a)(c)	64,800	73,879	84,704	92,231

GE Capital
Assets
Loans	20,047	19,836	20,061	19,774
Time deposits(d)	-	-	10,386	10,386
Other commercial mortgages	1,417	1,536	1,381	1,447
Loans held for sale	497	497	342	342
Other financial instruments(e)	102	125	94	110
Liabilities
Borrowings(a)(f)(g)(h)	66,649	69,839	95,474	99,396
Investment contracts	2,822	3,420	2,955	3,441

(a)     See Note 9.

(b)           Included $166 million and $116 million of accrued interest in estimated fair value at September 30, 2016 and December 31, 2015, respectively.
(c)	Included $682 million and $1,006 million of accrued interest in estimated fair value at September 30, 2016 and December 31, 2015, respectively.
(d)	Balances at December 31, 2015 comprised high quality interest bearing deposits of global banks that matured in April and July 2016.
(e)	Principally comprises cost method investments.
(f)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at September 30, 2016 and December 31, 2015 would have been reduced by $5,060 million and $3,001 million, respectively.

(g)	Included $878 million and $1,103 million of accrued interest in estimated fair value at September 30, 2016 and December 31, 2015, respectively.

(h)
Excluded $59,798 million and $84,704 million of intercompany payable to GE at September 30, 2016 and December 31, 2015 respectively, which includes a reduction for a $5,002 million short-term loan in second quarter of 2016 from GE Capital to GE, which bears the right of offset against amounts owed under the assumed debt agreement.

NOTIONAL AMOUNTS OF LOAN COMMITMENTS

(In millions)	September 30, 2016	December 31, 2015

Ordinary course of business lending commitments(a)	$529	$531
Unused revolving credit lines	200	279

(a)	Excluded investment commitments of $800 million and $782 million at September 30, 2016 and December 31, 2015, respectively.

2016 3Q FORM 10-Q 106

SECURITIES REPURCHASE AND REVERSE REPURCHASE ARRANGEMENTS

Our issuances of securities repurchase agreements are insignificant. No repurchase agreements were accounted for as off-book financing and we do not engage in securities lending transactions. At September 30, 2016, we were party to no repurchase agreements.

We also enter into reverse securities repurchase agreements, primarily for short-term investment with maturities of 90 days or less. At September 30, 2016, we were party to reverse repurchase agreements totaling $7.1 billion, which were reported in cash and equivalents on the financial statements. Under these reverse securities repurchase agreements, we typically lend available cash at a specified rate of interest and hold U.S. or highly-rated European government securities as collateral during the term of the agreement. Collateral value is in excess of amounts loaned under the agreements.

DERIVATIVES AND HEDGING

In this section, we explain how we use derivatives to manage our risks and how these financial instruments are reflected in our financial statements. Our use of derivatives relates solely to risk management; we do not use derivatives for speculation. As discussed elsewhere in this report, we are executing a plan to reduce the size and scope of our financial services business, with the intention of principally retaining those activities that support our industrial businesses. The affected businesses have either been sold or are held for sale and are presented as discontinued operations in our financial statements as of September 30, 2016. As a result of these actions, the significance of financial services hedging activity will diminish significantly in the future.

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

2016 3Q FORM 10-Q 107

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

FINANCIAL STATEMENT EFFECTS - CASH FLOW HEDGES

	Three months ended September 30		Nine months ended September 30
(In millions)	2016	2015	2016	2015

Balance sheet changes
Fair value of derivatives increase (decrease)	$2	$(123)	$(43)	$(760)
Shareowners' equity (increase) decrease	(2)	124	43	761

Earnings (loss) related to ineffectiveness	-	1	-	1
Earnings (loss) effect of derivatives(a)	(57)	(109)	(128)	(691)

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

2016 3Q FORM 10-Q 108

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

FINANCIAL STATEMENT EFFECTS - FAIR VALUE HEDGES

	Three months ended September 30		Nine months ended September 30
(In millions)	2016	2015	2016	2015

Balance sheet changes
Fair value of derivative increase (decrease)	$(116)	$1,383	$2,494	$510
Adjustment to carrying amount of hedged debt (increase) decrease	37	(1,379)	(2,651)	(590)

Earnings (loss) related to hedge ineffectiveness	(79)	4	(156)	(80)

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

FINANCIAL STATEMENT EFFECTS - NET INVESTMENT HEDGES

	Three months ended September 30		Nine months ended September 30
(In millions)	2016	2015	2016	2015

Balance sheet changes
Fair value of derivatives increase (decrease)	$107	$1,260	$154	$4,627
Fair value of non-derivatives (increase) decrease	450	-	330	-
Shareowners' equity (increase) decrease	(552)	(1,297)	(513)	(4,720)

Earnings (loss) related to
spot-forward differences and ineffectiveness	5	(37)	(28)	(93)
Earnings (loss) related to
reclassification upon sale or liquidation(a)	47	1,935	(1,025)	2,524

(a)
Included $47 million and $1,935 million recorded in discontinued operations in the three months ended September 30, 2016 and 2015, and $(1,026) million and $2,527 million recorded in discontinued operations in the nine months ended September 30, 2016 and 2015, respectively.

The effect of changes in currency exchange rates on the fair value of derivatives we use in net investment hedging arrangements is presented below.

Currency forwards/swaps	U.S. dollar strengthens	U.S. dollar weakens
Receive U.S. dollars/pay foreign currency	Fair value increases	Fair value decreases
2016 3Q FORM 10-Q 109

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

FINANCIAL STATEMENT EFFECTS - ECONOMIC HEDGES

	Three months ended September 30		Nine months ended September 30
(In millions)	2016	2015	2016	2015

Balance sheet changes
Change in fair value of economic hedge increase (decrease)	$(692)	$(486)	$(835)	$(2,729)
Change in carrying amount of item being hedged increase (decrease)	386	483	209	2,631

Earnings (loss) effect of economic hedges(a)	(306)	(3)	(626)	(98)

(a) Offset by the future earnings effects of economically hedged item.

The table below explains the effects of market rate changes on the fair value of derivatives we use most commonly as economic hedges.

Interest rate forwards/swaps interest rate	Interest rate increases	Interest rate decreases
Pay floating rate/receive fixed rate	Fair value decreases	Fair value increases

Currency forwards/swaps	U.S. dollar strengthens	U.S. dollar weakens
Pay U.S. dollars/receive foreign currency	Fair value decreases	Fair value increases
Receive U.S. dollars/pay foreign currency	Fair value increases	Fair value decreases

Commodity derivatives	Price increases	Price decreases
Receive commodity/ pay fixed price	Fair value increases	Fair value decreases

NOTIONAL AMOUNT OF DERIVATIVES

The notional amount of a derivative is the number of units of the underlying (for example, the notional principal amount of the debt in an interest rate swap). The notional amount is used to compute interest or other payment streams to be made under the contract and is a measure of our level of activity. We generally disclose derivative notional amounts on a gross basis. A substantial majority of the outstanding notional amount of $192 billion at September 30, 2016 is related to managing interest rate and currency risk between financial assets and liabilities in our financial services business. The remaining derivative notional primarily relates to hedges of anticipated sales and purchases in foreign currency, commodity purchases and contractual terms in contracts that are considered embedded derivatives.

2016 3Q FORM 10-Q 110

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

CARRYING AMOUNTS RELATED TO DERIVATIVES

(In millions)	September 30, 2016	December 31, 2015

Derivative assets	$6,976	$7,391
Derivative liabilities	(3,988)	(5,681)
Accrued interest	740	1,014
Cash collateral & credit valuation adjustment	(3,232)	(1,141)
Net Derivatives	496	1,583
Securities held as collateral	(741)	(1,277)
Net amount	$(245)	$306

EFFECTS OF DERIVATIVES ON EARNINGS

All derivatives are marked to fair value on our balance sheet, whether they are designated in a hedging relationship for accounting purposes or are used as economic hedges. As discussed in the previous sections, each type of hedge affects the financial statements differently. In fair value and economic hedges, both the hedged item and the hedging derivative largely offset in earnings each period. In cash flow and net investment hedges, the effective portion of the hedging derivative is offset in separate components of shareowners' equity and ineffectiveness is recognized in earnings. The table below summarizes these offsets and the net effect on pre-tax earnings.

	Three months ended September 30			Nine months ended September 30
	Effect on	Effect on	Effect on	Effect on	Effect on	Effect on
(In millions)	hedging instrument	underlying	earnings	hedging instrument	underlying	earnings

2016
Cash flow hedges	$2	$(2)	$-	$(43)	$43	$-
Fair value hedges	(116)	37	(79)	2,494	(2,651)	(156)
Net investment hedges(a)	557	(552)	5	484	(513)	(28)
Economic hedges(b)	(692)	386	(306)	(835)	209	(626)
Total			$(380)			$(810)

2015
Cash flow hedges	$(123)	$124	$1	$(760)	$761	$1
Fair value hedges	1,383	(1,379)	4	510	(590)	(80)
Net investment hedges(a)	1,260	(1,297)	(37)	4,627	(4,720)	(93)
Economic hedges(b)	(486)	483	(3)	(2,729)	2,631	(98)
Total			$(35)			$(270)

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
2016 3Q FORM 10-Q 111

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

CONSOLIDATED VARIABLE INTEREST ENTITIES

Our most significant consolidated VIEs are the three joint ventures we formed with Alstom to facilitate the Alstom acquisition. These joint ventures include grid technology, renewable energy, and global nuclear and French steam power. The combined assets, liabilities and redeemable non-controlling interest in the joint ventures as of September 30, 2016 was $15,335 million, $6,898 million and $2,942 million, respectively. Further information about the formation of the Alstom joint ventures is provided in Note 7. These joint ventures are VIEs due to the nature of the exit mechanisms held by Alstom and are consolidated by GE because we control all significant activities of the joint ventures. As these joint ventures are businesses, would otherwise be consolidated under the voting model and their assets can be used for purposes other than settlement of the joint ventures' obligations, there is no continuing VIE disclosure requirement for these consolidated joint ventures.

The Consolidated VIEs for which we have continuing disclosure requirements fall into two main groups. We consolidate VIEs because we have the power to direct the activities that significantly affect the VIE's economic performance, typically because of our role as either servicer or manager for the VIE, which are further described below:


GE Capital Consolidated Securitization Entities (CSEs) were created to facilitate securitization of financial assets and other forms of asset-backed financing that serve as an alternative funding source by providing access to variable funding notes and term markets. The securitization transactions executed with these entities are similar to those used by many financial institutions and all are non-recourse. We provide servicing for all of the assets in these entities.

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

Other remaining assets and liabilities of consolidated VIEs within GE and GE Capital relate primarily to three categories of entities: (1) joint ventures that lease equipment with $812 million of assets and $716 million of liabilities; (2) other entities that are involved in power generating and leasing activities with $337 million of assets and $131 million of liabilities; and (3) insurance entities that, among other lines of business, provide property and casualty and workers' compensation coverage for GE with $1,605 million of assets and $1,053 million of liabilities.

2016 3Q FORM 10-Q 112

ASSETS AND LIABILITIES OF CONSOLIDATED VIEs

		GE Capital
		Trade receivables		Other
(In millions)	GE	securitization(a)		securitization(a)	Other	Total

September 30, 2016
Assets
Financing receivables, net	$-	$-		$-	$716	$716
Current receivables	69	2,650	(b)	772	-	3,491
Investment securities	-	-		-	1,450	1,450
Other assets	256	-		754	1,060	2,070
Total	$325	$2,650		$1,526	$3,226	$7,727

Liabilities
Borrowings	$8	$-		$1,271	$802	$2,081
Non-recourse borrowings	-	1,970		205	-	2,175
Other liabilities	243	32		35	1,273	1,583
Total	$251	$2,002		$1,511	$2,075	$5,839

December 31, 2015
Assets
Financing receivables, net	$-	$-		$-	$882	$882
Current receivables	385	3,506	(b)	-	-	3,891
Investment securities	-	-		-	1,404	1,404
Other assets	2,482	24		-	1,068	3,574
Total	$2,867	$3,530		$-	$3,354	$9,751

Liabilities
Borrowings	$221	$-		$-	$960	$1,181
Non-recourse borrowings	-	3,022		-	61	3,083
Other liabilities	2,289	34		-	1,234	3,557
Total	$2,510	$3,056		$-	$2,255	$7,821

(a)
We provide servicing to the CSEs and are contractually permitted to commingle cash collected from customers on financing receivables sold to CSE investors with our own cash prior to payment to a CSE, provided our short-term credit rating does not fall below A-1/P-1. These CSEs also owe us amounts for purchased financial assets and scheduled interest and principal payments. At September 30, 2016 and December 31, 2015, the amounts of commingled cash owed to the CSEs were $969 million and $1,093 million, respectively, and the amounts owed to us by CSEs were an insignificant amount and $7 million, respectively.

(b)
In June 2016, we completed the sale of our Appliances business to Haier and sold all of the Appliances receivables purchased by the securitization trust to Haier for $773 million. Further information about the sale is provided in Note 2. At December 31, 2015, included $737 million of receivables purchased from Appliances.

Total revenues from our consolidated VIEs were $211 million and $714 million in the three months ended September 30, 2016 and 2015, respectively, and $881 million and $1,428 million in the nine months ended September 30, 2016 and 2015, respectively. Related expenses consisted primarily of cost of goods and services of $112 million and $242 million in the three months ended September 30, 2016 and 2015, respectively, and $610 million and $966 million in the nine months ended September 30, 2016 and 2015, respectively.

INVESTMENTS IN UNCONSOLIDATED VARIABLE INTEREST ENTITIES

Our involvement with unconsolidated VIEs primarily consists of assisting in the formation and financing of the entity. We are not required to consolidate these entities because the nature of our involvement with the activities of the VIEs does not give us power over decisions that significantly affect their economic performance.

Our largest exposure to unconsolidated VIEs consists of investments in long-lived, capital intensive energy projects and companies ($5,899 million). The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the characteristics of the investment we hold.
2016 3Q FORM 10-Q 113

INVESTMENTS IN UNCONSOLIDATED VIEs

(In millions)	September 30, 2016	December 31, 2015

Other assets and investment securities	$5,495	$745
Financing receivables – net	13	13
Total investments	5,508	758
Contractual obligations to fund investments, guarantees or revolving lines of credit	704	29
Total exposure(a)	$6,212	$787

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

These intercompany transactions are reported in the GE and GE Capital columns of our financial statements, but are eliminated in deriving our consolidated financial statements. Effects of these eliminations on our consolidated cash flows from operating, investing and financing activities are $(16,399) million, $6,011 million and $10,390 million in the nine months ended September 30, 2016, and $(413) million, $(56) million and $469 million in the nine months ended September 30, 2015, respectively. Details of these eliminations are shown below.

	Nine months ended September 30
(In millions)	2016	2015

Cash from (used for) operating activities-continuing operations
Combined	$20,245	$5,857
GE customer receivables sold to GE Capital	37	162
GE Capital dividends to GE	(16,050)	(450)
Other reclassifications and eliminations	(386)	(125)
Total cash from (used for) operating activities-continuing operations	$3,846	$5,444
Cash from (used for) investing activities-continuing operations
Combined	$47,548	$59,522
GE customer receivables sold to GE Capital	767	(243)
GE Capital short-term loan to GE	5,002	-
Other reclassifications and eliminations	242	187
Total cash from (used for) investing activities-continuing operations	$53,559	$59,466
Cash from (used for) financing activities-continuing operations
Combined	$(85,578)	$(48,026)
GE customer receivables sold to GE Capital	(804)	81
GE Capital dividends to GE	16,050	450
GE Capital short-term loan to GE	(5,002)	-
Other reclassifications and eliminations	146	(62)
Total cash from (used for) financing activities-continuing operations	$(75,188)	$(47,556)

2016 3Q FORM 10-Q 114

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

PRESENTATION

In connection with the registration of the senior notes, the Company is required to provide certain financial information regarding the Issuer and the Guarantors of the registered securities. Included are the Condensed Consolidating Statements of Earnings and Comprehensive Income for the three months ended September 30, 2016 and 2015 and nine months ended September 30, 2016 and 2015, Condensed Consolidating Statements of Financial Position as of September 30, 2016 and December 31, 2015 and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 for:

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

	Non-Guarantor Subsidiaries - prepared on an aggregated basis excluding any elimination or consolidation adjustments and includes predominantly all non-cash adjustments for cash flows;
	Consolidating Adjustments - adjusting entries necessary to consolidate the Parent Company Guarantor with the Subsidiary Issuer, the Subsidiary Guarantor and Non-Guarantor Subsidiaries; and
	Consolidated - prepared on a consolidated basis.
2016 3Q FORM 10-Q 115

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(in millions)	Guarantor	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

Revenues and other income
Sales of goods and services	$8,194	$-	$-	$36,082	$(17,462)	$26,814
Other income	883	-	-	35,578	(36,234)	227
Equity in earnings (loss) of affiliates	1,788	-	428	29,804	(32,019)	-
GE Capital revenues from services	-	166	243	2,838	(1,023)	2,224
Total revenues and other income	10,865	166	671	104,302	(86,738)	29,266

Costs and expenses
Interest and other financial charges	1,166	138	525	856	(1,724)	961
Investment contracts, insurance losses and
insurance annuity benefits	-	-	-	701	(17)	684
Other costs and expenses	8,498	-	16	35,400	(18,367)	25,547
Total costs and expenses	9,664	138	541	36,957	(20,109)	27,191
Earnings (loss) from continuing
operations before income taxes	1,201	28	130	67,345	(66,630)	2,074
Benefit (provision) for income taxes	932	(3)	(11)	(951)	16	(18)
Earnings (loss) from continuing operations	2,132	24	119	66,395	(66,614)	2,056
Earnings (loss) from discontinued
operations, net of taxes	(105)	-	(552)	224	328	(105)
Net earnings (loss)	2,027	24	(433)	66,619	(66,286)	1,951
Less net earnings (loss) attributable to
noncontrolling interests	-	-	-	(51)	(25)	(76)
Net earnings (loss) attributable to
the Company	2,027	24	(433)	66,670	(66,262)	2,027
Other comprehensive income (loss)	477	-	51	(711)	661	477
Comprehensive income (loss) attributable
to the Company	$2,504	$24	$(382)	$65,959	$(65,601)	$2,504

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(in millions)	Guarantor	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

Revenues and other income
Sales of goods and services	$11,175	$-	$-	$33,206	$(18,854)	$25,527
Other income	353	-	-	2,367	(2,550)	169
Equity in earnings (loss) of affiliates	2,152	-	-	126,207	(128,359)	-
GE Capital revenues from services	-	-	-	7,376	(5,044)	2,332
Total revenues and other income	13,680	-	-	169,155	(154,806)	28,028

Costs and expenses
Interest and other financial charges	805	-	-	2,251	(2,159)	897
Investment contracts, insurance losses and
insurance annuity benefits	-	-	-	717	(44)	673
Other costs and expenses	11,155	-	-	37,487	(24,233)	24,408
Total costs and expenses	11,960	-	-	40,455	(26,436)	25,978
Earnings (loss) from continuing
operations before income taxes	1,720	-	-	128,700	(128,370)	2,050
Benefit (provision) for income taxes	156	-	-	661	(952)	(135)
Earnings (loss) from continuing operations	1,876	-	-	129,362	(129,322)	1,915
Earnings (loss) from discontinued
operations, net of taxes	629	-	-	1,466	(1,466)	629
Net earnings (loss)	2,506	-	-	130,828	(130,789)	2,545
Less net earnings (loss) attributable to
noncontrolling interests	-	-	-	88	(49)	39
Net earnings (loss) attributable to
the Company	2,506	-	-	130,740	(130,740)	2,506
Other comprehensive income (loss)	1,221	-	-	175	(175)	1,221
Comprehensive income (loss) attributable
to the Company	$3,727	$-	$-	$130,915	$(130,915)	$3,727

2016 3Q FORM 10-Q 116

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(in millions)	Guarantor	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

Revenues and other income
Sales of goods and services	$28,870	$-	$-	$108,043	$(56,757)	$80,156
Other income	845	-	-	55,062	(52,522)	3,385
Equity in earnings (loss) of affiliates	7,923	-	1,093	58,732	(67,747)	-
GE Capital revenues from services	-	762	1,262	9,182	(4,144)	7,063
Total revenues and other income	37,638	762	2,355	231,019	(181,170)	90,604

Costs and expenses
Interest and other financial charges	2,828	685	2,133	4,027	(5,651)	4,023
Investment contracts, insurance losses and
insurance annuity benefits	-	-	-	2,188	(87)	2,101
Other costs and expenses	30,555	-	71	108,537	(60,819)	78,344
Total costs and expenses	33,383	686	2,204	114,752	(66,558)	84,467
Earnings (loss) from continuing
operations before income taxes	4,255	76	150	116,267	(114,612)	6,137
Benefit (provision) for income taxes	1,862	(10)	(58)	(1,908)	(189)	(302)
Earnings (loss) from continuing operations	6,118	67	93	114,359	(114,801)	5,835
Earnings (loss) from discontinued
operations, net of taxes	(954)	-	(1,547)	398	1,149	(954)
Net earnings (loss)	5,164	67	(1,455)	114,757	(113,652)	4,881
Less net earnings (loss) attributable to
noncontrolling interests	-	-	-	(143)	(140)	(283)
Net earnings (loss) attributable to
the Company	5,164	67	(1,455)	114,900	(113,512)	5,164
Other comprehensive income (loss)	2,107	(12)	114	136	(238)	2,107
Comprehensive income (loss) attributable
to the Company	$7,271	$55	$(1,341)	$115,036	$(113,750)	$7,271

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(in millions)	Guarantor	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

Revenues and other income
Sales of goods and services	$32,310	$-	$-	$97,982	$(55,026)	$75,266
Other income	765	-	-	6,766	(6,439)	1,092
Equity in earnings (loss) of affiliates	1,068	-	-	141,183	(142,251)	-
GE Capital revenues from services	-	-	-	25,000	(17,863)	7,136
Total revenues and other income	34,143	-	-	270,930	(221,579)	83,494

Costs and expenses
Interest and other financial charges	2,374	-	-	6,898	(7,045)	2,228
Investment contracts, insurance losses and
insurance annuity benefits	-	-	-	2,070	(128)	1,942
Other costs and expenses	34,174	-	-	116,287	(77,420)	73,041
Total costs and expenses	36,549	-	-	125,255	(84,592)	77,211
Earnings (loss) from continuing
operations before income taxes	(2,406)	-	-	145,675	(136,987)	6,283
Benefit (provision) for income taxes	1,228	-	-	(9,266)	811	(7,227)
Earnings (loss) from continuing operations	(1,178)	-	-	136,409	(136,176)	(945)
Earnings (loss) from discontinued
operations, net of taxes	(11,249)	-	-	(1,226)	1,222	(11,253)
Net earnings (loss)	(12,427)	-	-	135,182	(134,953)	(12,198)
Less net earnings (loss) attributable to
noncontrolling interests	-	-	-	285	(56)	229
Net earnings (loss) attributable to
the Company	(12,427)	-	-	134,897	(134,897)	(12,427)
Other comprehensive income (loss)	1,189	-	-	(3,610)	3,610	1,189
Comprehensive income (loss) attributable
to the Company	$(11,238)	$-	$-	$131,288	$(131,288)	$(11,238)

(a)	Included within the subsidiaries of the Subsidiary Guarantor are cash and cash equivalent balances of $25.9 billion and net assets of discontinued operations of $21.6 billion.
2016 3Q FORM 10-Q 117

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
DECEMBER 31, 2015

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(In millions)	Guarantor	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

Assets
Cash and equivalents	$4,137	$-	$-	$86,955	$(20,609)	$70,483
Investment securities	14	-	-	40,886	(8,927)	31,973
Receivables - net	88,696	33,232	69,306	75,909	(221,286)	45,856
Inventories	5,447	-	-	19,762	(2,694)	22,515
Property, plant and equipment - net	6,540	-	-	56,808	(9,253)	54,095
Investment in subsidiaries(a)	274,471	-	78,505	405,686	(758,662)	-
Goodwill and intangible assets	7,793	-	-	61,412	14,118	83,323
All other assets	15,732	11	915	247,611	(200,392)	63,876
Assets of discontinued operations	-	-	-	-	120,951	120,951
Total assets	$402,828	$33,242	$148,725	$995,029	$(1,086,754)	$493,071

Liabilities and equity
Short-term borrowings	$145,051	$16,204	$71,862	$60,601	$(243,858)	$49,860
Accounts payable	6,096	-	-	37,636	(30,052)	13,680
Other current liabilities	14,482	(1)	17	34,903	(7,860)	41,540
Long-term and non-recourse borrowings	97,471	16,423	46,392	105,801	(118,345)	147,742
All other liabilities	41,455	489	224	57,996	(9,514)	90,651
Liabilities of discontinued operations	-	-	-	-	46,487	46,487
Total Liabilities	304,555	33,115	118,495	296,937	(363,141)	389,961

Redeemable noncontrolling interests	-	-	-	2,888	84	2,972

GE shareowners' equity	98,274	127	30,230	693,589	(723,946)	98,274
Noncontrolling interests	-	-	-	1,616	248	1,864
Total equity	98,274	127	30,230	695,204	(723,697)	100,138
Total liabilities, redeemable
noncontrolling interests and equity	$402,828	$33,242	$148,725	$995,029	$(1,086,754)	$493,071

(a)	Included within the subsidiaries of the Subsidiary Guarantor are cash and cash equivalent balances of $40.1 billion and net assets of discontinued operations of $58.6 billion.
2016 3Q FORM 10-Q 118

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(In millions)	Guarantor	Issuer	Guarantor	Subsidiaries	adjustments	Consolidated

Cash flows – operating activities
Cash from (used for) operating activities -
continuing operations	$(14,847)	$175	$(121)	$83,404	$(64,766)	$3,846
Cash from (used for) operating activities -
discontinued operations	(954)	-	-	(4,366)	(399)	(5,719)
Cash from (used for) operating activities	(15,801)	175	(121)	79,038	(65,165)	(1,873)

Cash flows – investing activities
Cash from (used for) investing activities –
continuing operations	20,902	16,080	36,317	32,000	(51,740)	53,559
Cash from (used for) investing activities –
discontinued operations	-	-	-	(12,056)	-	(12,056)
Cash from (used for) investing activities	20,902	16,080	36,317	19,944	(51,740)	41,503

Cash flows – financing activities
Cash from (used for) financing activities –
continuing operations	(6,894)	(16,255)	(36,194)	(150,446)	134,601	(75,188)
Cash from (used for) financing activities –
discontinued operations	-	-	-	295	-	295
Cash from (used for) financing activities	(6,894)	(16,255)	(36,194)	(150,151)	134,601	(74,893)
Effect of currency exchange rate changes
on cash and equivalents	-	-	-	(169)	-	(169)
Increase (decrease) in cash and equivalents	(1,792)	-	3	(51,339)	17,696	(35,432)
Cash and equivalents at beginning of year	4,137	-	-	107,350	(20,609)	90,878
Cash and equivalents at September 30	2,344	-	3	56,011	(2,913)	55,445
Less cash and equivalents of discontinued
operations at September 30	-	-	-	2,915	-	2,915
Cash and equivalents of continuing operations
at September 30	$2,344	$-	$3	$53,095	$(2,913)	$52,530

2016 3Q FORM 10-Q 119

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(In millions)	Guarantor	Issuer	Guarantor	Subsidiaries	adjustments	Consolidated

Cash flows – operating activities
Cash from (used for) operating activities -
continuing operations	$(5,898)	$-	$-	$176,052	$(164,710)	$5,444
Cash from (used for) operating activities -
discontinued operations	(11,249)	-	-	17,729	1,222	7,702
Cash from (used for) operating activities	(17,147)	-	-	193,781	(163,488)	13,146

Cash flows – investing activities
Cash from (used for) investing activities –
continuing operations	24,884	-	-	(93,930)	128,512	59,466
Cash from (used for) investing activities –
discontinued operations	-	-	-	305	-	305
Cash from (used for) investing activities	24,884	-	-	(93,625)	128,512	59,771

Cash flows – financing activities
Cash from (used for) financing activities –
continuing operations	(9,693)	-	-	(46,188)	8,324	(47,556)
Cash from (used for) financing activities –
discontinued operations	-	-	-	(2,250)	-	(2,250)
Cash from (used for) financing activities	(9,693)	-	-	(48,438)	8,324	(49,807)
Effect of currency exchange rate changes
on cash and equivalents	-	-	-	(3,516)	-	(3,516)
Increase (decrease) in cash and equivalents	(1,956)	-	-	48,201	(26,651)	19,594
Cash and equivalents at beginning of year	4,820	-	-	88,216	(2,020)	91,016
Cash and equivalents at September 30	2,864	-	-	136,417	(28,671)	110,610
Less cash and equivalents of discontinued
operations at September 30	-	-	-	26,743	-	26,743
Cash and equivalents of continuing operations
at September 30	$2,864	$-	$-	$109,674	$(28,671)	$83,867
2016 3Q FORM 10-Q 120

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

FAIR VALUE OF DERIVATIVES

	September 30, 2016		December 31, 2015
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$5,411	$23	$4,132	$158
Currency exchange contracts	231	414	1,109	1,383
Other contracts	-	-	-	-
	5,642	437	5,241	1,541

Derivatives not accounted for as hedges
Interest rate contracts	128	23	119	44
Currency exchange contracts	1,111	3,506	1,715	4,048
Other contracts	96	22	315	49
	1,334	3,550	2,149	4,141

Gross derivatives recognized in statement of
financial position
Gross derivatives	6,976	3,988	7,391	5,681
Gross accrued interest	764	24	1,001	(13)
	7,740	4,012	8,392	5,668

Amounts offset in statement of financial position
Netting adjustments(a)	(2,367)	(2,358)	(4,326)	(4,326)
Cash collateral(b)	(4,154)	(931)	(1,784)	(642)
	(6,521)	(3,289)	(6,110)	(4,968)

Net derivatives recognized in statement of
financial position
Net derivatives	1,219	723	2,282	700

Amounts not offset in statement of
financial position
Securities held as collateral(c)	(741)	-	(1,277)	-

Net amount	$478	$723	$1,005	$700

Derivatives are classified in the captions "All other assets" and "All other liabilities" and the related accrued interest is classified in "Other GE Capital receivables" and "All other liabilities" in our financial statements.

(a)           The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk. At September 30, 2016 and December 31, 2015, the cumulative adjustment for non-performance risk was $(9) million and insignificant, respectively.
(b)            Excluded excess cash collateral received and posted of $188 million and none at September 30, 2016, respectively, and $48 million and $379 million at December 31, 2015, respectively.
(c)            Excluded excess securities collateral received of $47 million and $107 million at September 30, 2016 and December 31, 2015, respectively.

2016 3Q FORM 10-Q 121

CASH FLOW HEDGE ACTIVITY
			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the three months ended September 30		for the three months ended September 30
(In millions)	2016	2015	2016	2015

Interest rate contracts	$1	$10	$(12)	$(39)
Currency exchange contracts	-	(132)	(46)	(69)
Commodity contracts	1	(2)	-	(1)
Total(a)	$2	$(124)	$(57)	$(109)

CASH FLOW HEDGE ACTIVITY
			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the nine months ended September 30		for the nine months ended September 30
(In millions)	2016	2015	2016	2015

Interest rate contracts	$32	$-	$(67)	$(100)
Currency exchange contracts	(76)	(757)	(59)	(589)
Commodity contracts	1	(4)	(3)	(2)
Total(a)	$(43)	$(761)	$(128)	$(691)

(a)	Gain (loss) is recorded in GE Capital revenues from services, interest and other financial charges, and other costs and expenses when reclassified to earnings.

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $1 million gain at September 30, 2016. We expect to transfer $86 million loss to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In both the nine months ended 2016 and 2015, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At September 30, 2016 and 2015, the maximum term of derivative instruments that hedge forecasted transactions was 16 years and 17 years, respectively. See Note12 for additional information about reclassifications out of AOCI.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. The fair value of such collateral was $4,895 million at September 30, 2016, of which $4,154 million was cash and $741 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $931 million at September 30, 2016. At September 30, 2016, our exposure to counterparties (including accrued interest), net of collateral we hold, was $363 million. This excludes exposure related to embedded derivatives.

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3 or other ratings levels agreed upon with the counterparty. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability, after consideration of collateral posted by us and outstanding interest payments was $728 million at September 30, 2016. This excludes exposure related to embedded derivatives.
2016 3Q FORM 10-Q 122

EXHIBITS

Exhibit 3(a)
Certificate of Change of General Electric Company (Incorporated by reference to Exhibit 3(1) to General Electric's Current Report on Form 8-K, dated September 1, 2016 (Commission file number 001-00035).

Exhibit 10(a)	General Electric 2003 Non-Employee Director Compensation Plan, Amended and Restated as of September 9, 2016.
Exhibit 11 Exhibit 12(a) Exhibit 12(b)
Computation of Per Share Earnings.*

Computation of Ratio of Earnings to Fixed Charges.
Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 31(a)	Certification Pursuant to Rules 13a14(a) or 15d14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 31(b)	Certification Pursuant to Rules 13a14(a) or 15d14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.
Exhibit 101
The following materials from General Electric Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three months ended September 30, 2016 and 2015, (ii) Consolidated Statement of Comprehensive Income (Loss) for the three months ended September 30, 2016 and 2015, (iii) Consolidated Statement of Changes in Shareowners' Equity for the nine months ended September 30, 2016 and 2015, (iv) Statement of Financial Position at September 30, 2016 and December 31, 2015, (v) Statement of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.

* Data required by Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share, is provided in Note 13 to the Consolidated Financial Statements in this Report.

2016 3Q FORM 10-Q 123

FORM 10-Q CROSS REFERENCE INDEX

Item Number		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	63-122

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	4-57,59

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Not applicable(a)

Item 4.	Controls and Procedures	58

Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	60-61

Item 1A.	Risk Factors	Not applicable(b)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3.	Defaults Upon Senior Securities	Not applicable

Item 4.	Mine Safety Disclosures	Not applicable

Item 5.	Other Information	Not applicable

Item 6.	Exhibits	123

Signatures		125

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

2016 3Q FORM 10-Q 124

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
November 2, 2016	/s/ Jan R. Hauser
Date	Jan R. Hauser Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

2016 3Q FORM 10-Q 125