Form 10-Q/A
period 2016-09-30
GENERAL ELECTRIC CO
filed 2016-11-09
CIK 40545

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

Explanatory Note

This amendment (Form 10-Q/A) is being provided for the sole purpose of amending the original Form 10-Q for the period ended September 30, 2016, as filed on November 2, 2016, to include a table in Note 18 - Guarantor Financial Information that was inadvertently omitted due to an error in the edgarization process.
No other changes have been made to the Form 10-Q.  This Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q. For convenience, the entire Form 10-Q, as amended, is being re-filed.

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

	Non-Guarantor Subsidiaries - prepared on an aggregated basis excluding any elimination or consolidation adjustments and includes predominantly all non-cash adjustments for cash flows;
	Consolidating Adjustments - adjusting entries necessary to consolidate the Parent Company Guarantor with the Subsidiary Issuer, the Subsidiary Guarantor and Non-Guarantor Subsidiaries; and
	Consolidated - prepared on a consolidated basis.
2016 3Q FORM 10-Q 115

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(in millions)	Guarantor	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

Revenues and other income
Sales of goods and services	$8,194	$-	$-	$36,082	$(17,462)	$26,814
Other income	883	-	-	35,578	(36,234)	227
Equity in earnings (loss) of affiliates	1,788	-	428	29,804	(32,019)	-
GE Capital revenues from services	-	166	243	2,838	(1,023)	2,224
Total revenues and other income	10,865	166	671	104,302	(86,738)	29,266

Costs and expenses
Interest and other financial charges	1,166	138	525	856	(1,724)	961
Investment contracts, insurance losses and
insurance annuity benefits	-	-	-	701	(17)	684
Other costs and expenses	8,498	-	16	35,400	(18,367)	25,547
Total costs and expenses	9,664	138	541	36,957	(20,109)	27,191
Earnings (loss) from continuing
operations before income taxes	1,201	28	130	67,345	(66,630)	2,074
Benefit (provision) for income taxes	932	(3)	(11)	(951)	16	(18)
Earnings (loss) from continuing operations	2,132	24	119	66,395	(66,614)	2,056
Earnings (loss) from discontinued
operations, net of taxes	(105)	-	(552)	224	328	(105)
Net earnings (loss)	2,027	24	(433)	66,619	(66,286)	1,951
Less net earnings (loss) attributable to
noncontrolling interests	-	-	-	(51)	(25)	(76)
Net earnings (loss) attributable to
the Company	2,027	24	(433)	66,670	(66,262)	2,027
Other comprehensive income (loss)	477	-	51	(711)	661	477
Comprehensive income (loss) attributable
to the Company	$2,504	$24	$(382)	$65,959	$(65,601)	$2,504

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(in millions)	Guarantor	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

Revenues and other income
Sales of goods and services	$11,175	$-	$-	$33,206	$(18,854)	$25,527
Other income	353	-	-	2,367	(2,550)	169
Equity in earnings (loss) of affiliates	2,152	-	-	126,207	(128,359)	-
GE Capital revenues from services	-	-	-	7,376	(5,044)	2,332
Total revenues and other income	13,680	-	-	169,155	(154,806)	28,028

Costs and expenses
Interest and other financial charges	805	-	-	2,251	(2,159)	897
Investment contracts, insurance losses and
insurance annuity benefits	-	-	-	717	(44)	673
Other costs and expenses	11,155	-	-	37,487	(24,233)	24,408
Total costs and expenses	11,960	-	-	40,455	(26,436)	25,978
Earnings (loss) from continuing
operations before income taxes	1,720	-	-	128,700	(128,370)	2,050
Benefit (provision) for income taxes	156	-	-	661	(952)	(135)
Earnings (loss) from continuing operations	1,876	-	-	129,362	(129,322)	1,915
Earnings (loss) from discontinued
operations, net of taxes	629	-	-	1,466	(1,466)	629
Net earnings (loss)	2,506	-	-	130,828	(130,789)	2,545
Less net earnings (loss) attributable to
noncontrolling interests	-	-	-	88	(49)	39
Net earnings (loss) attributable to
the Company	2,506	-	-	130,740	(130,740)	2,506
Other comprehensive income (loss)	1,221	-	-	175	(175)	1,221
Comprehensive income (loss) attributable
to the Company	$3,727	$-	$-	$130,915	$(130,915)	$3,727

2016 3Q FORM 10-Q 116

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(in millions)	Guarantor	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

Revenues and other income
Sales of goods and services	$28,870	$-	$-	$108,043	$(56,757)	$80,156
Other income	845	-	-	55,062	(52,522)	3,385
Equity in earnings (loss) of affiliates	7,923	-	1,093	58,732	(67,747)	-
GE Capital revenues from services	-	762	1,262	9,182	(4,144)	7,063
Total revenues and other income	37,638	762	2,355	231,019	(181,170)	90,604

Costs and expenses
Interest and other financial charges	2,828	685	2,133	4,027	(5,651)	4,023
Investment contracts, insurance losses and
insurance annuity benefits	-	-	-	2,188	(87)	2,101
Other costs and expenses	30,555	-	71	108,537	(60,819)	78,344
Total costs and expenses	33,383	686	2,204	114,752	(66,558)	84,467
Earnings (loss) from continuing
operations before income taxes	4,255	76	150	116,267	(114,612)	6,137
Benefit (provision) for income taxes	1,862	(10)	(58)	(1,908)	(189)	(302)
Earnings (loss) from continuing operations	6,118	67	93	114,359	(114,801)	5,835
Earnings (loss) from discontinued
operations, net of taxes	(954)	-	(1,547)	398	1,149	(954)
Net earnings (loss)	5,164	67	(1,455)	114,757	(113,652)	4,881
Less net earnings (loss) attributable to
noncontrolling interests	-	-	-	(143)	(140)	(283)
Net earnings (loss) attributable to
the Company	5,164	67	(1,455)	114,900	(113,512)	5,164
Other comprehensive income (loss)	2,107	(12)	114	136	(238)	2,107
Comprehensive income (loss) attributable
to the Company	$7,271	$55	$(1,341)	$115,036	$(113,750)	$7,271

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(in millions)	Guarantor	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

Revenues and other income
Sales of goods and services	$32,310	$-	$-	$97,982	$(55,026)	$75,266
Other income	765	-	-	6,766	(6,439)	1,092
Equity in earnings (loss) of affiliates	1,068	-	-	141,183	(142,251)	-
GE Capital revenues from services	-	-	-	25,000	(17,863)	7,136
Total revenues and other income	34,143	-	-	270,930	(221,579)	83,494

Costs and expenses
Interest and other financial charges	2,374	-	-	6,898	(7,045)	2,228
Investment contracts, insurance losses and
insurance annuity benefits	-	-	-	2,070	(128)	1,942
Other costs and expenses	34,174	-	-	116,287	(77,420)	73,041
Total costs and expenses	36,549	-	-	125,255	(84,592)	77,211
Earnings (loss) from continuing
operations before income taxes	(2,406)	-	-	145,675	(136,987)	6,283
Benefit (provision) for income taxes	1,228	-	-	(9,266)	811	(7,227)
Earnings (loss) from continuing operations	(1,178)	-	-	136,409	(136,176)	(945)
Earnings (loss) from discontinued
operations, net of taxes	(11,249)	-	-	(1,226)	1,222	(11,253)
Net earnings (loss)	(12,427)	-	-	135,182	(134,953)	(12,198)
Less net earnings (loss) attributable to
noncontrolling interests	-	-	-	285	(56)	229
Net earnings (loss) attributable to
the Company	(12,427)	-	-	134,897	(134,897)	(12,427)
Other comprehensive income (loss)	1,189	-	-	(3,610)	3,610	1,189
Comprehensive income (loss) attributable
to the Company	$(11,238)	$-	$-	$131,288	$(131,288)	$(11,238)

2016 3Q FORM 10-Q 117

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
SEPTEMBER 30, 2016 (UNAUDITED)

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(In millions)	Guarantor	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

Assets
Cash and equivalents	$2,344	$-	$3	$53,095	$(2,913)	$52,530
Investment securities	2	-	-	51,943	(5,576)	46,369
Receivables - net	63,057	17,295	31,971	73,689	(142,660)	43,351
Inventories	5,085	-	-	22,080	(3,049)	24,116
Property, plant and equipment - net	5,607	-	-	47,128	(1,282)	51,453
Investment in subsidiaries(a)	275,823	-	77,814	479,809	(833,446)	-
Goodwill and intangible assets	7,987	-	-	55,877	22,902	86,767
All other assets	13,491	1,502	554	209,173	(172,543)	52,178
Assets of discontinued operations	-	-	-	-	30,930	30,930
Total assets	$373,397	$18,797	$110,341	$992,795	$(1,107,637)	$387,694

Liabilities and equity
Short-term borrowings	$161,873	$1	$43,258	$35,032	$(208,593)	$31,571
Accounts payable	3,405	-	-	38,742	(29,080)	13,067
Other current liabilities	11,900	31	69	25,671	380	38,051
Long-term and non-recourse borrowings	72,304	18,315	37,400	79,624	(89,782)	117,861
All other liabilities	42,033	269	725	58,203	(10,464)	90,765
Liabilities of discontinued operations	-	-	-	-	9,782	9,782
Total Liabilities	291,515	18,615	81,452	237,272	(327,756)	301,098

Redeemable noncontrolling interests	-	-	-	2,309	742	3,051

GE shareowners' equity	81,882	182	28,889	751,448	(780,519)	81,882
Noncontrolling interests	-	-	-	1,766	(103)	1,663
Total equity	81,882	182	28,889	753,214	(780,622)	83,544
Total liabilities, redeemable
noncontrolling interests and equity	$373,397	$18,797	$110,341	$992,795	$(1,107,637)	$387,694

(a)	Included within the subsidiaries of the Subsidiary Guarantor are cash and cash equivalent balances of $25.9 billion and net assets of discontinued operations of $21.6 billion.
2016 3Q FORM 10-Q 118

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
DECEMBER 31, 2015

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(In millions)	Guarantor	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

Assets
Cash and equivalents	$4,137	$-	$-	$86,955	$(20,609)	$70,483
Investment securities	14	-	-	40,886	(8,927)	31,973
Receivables - net	88,696	33,232	69,306	75,909	(221,286)	45,856
Inventories	5,447	-	-	19,762	(2,694)	22,515
Property, plant and equipment - net	6,540	-	-	56,808	(9,253)	54,095
Investment in subsidiaries(a)	274,471	-	78,505	405,686	(758,662)	-
Goodwill and intangible assets	7,793	-	-	61,412	14,118	83,323
All other assets	15,732	11	915	247,611	(200,392)	63,876
Assets of discontinued operations	-	-	-	-	120,951	120,951
Total assets	$402,828	$33,242	$148,725	$995,029	$(1,086,754)	$493,071

Liabilities and equity
Short-term borrowings	$145,051	$16,204	$71,862	$60,601	$(243,858)	$49,860
Accounts payable	6,096	-	-	37,636	(30,052)	13,680
Other current liabilities	14,482	(1)	17	34,903	(7,860)	41,540
Long-term and non-recourse borrowings	97,471	16,423	46,392	105,801	(118,345)	147,742
All other liabilities	41,455	489	224	57,996	(9,514)	90,651
Liabilities of discontinued operations	-	-	-	-	46,487	46,487
Total Liabilities	304,555	33,115	118,495	296,937	(363,141)	389,961

Redeemable noncontrolling interests	-	-	-	2,888	84	2,972

GE shareowners' equity	98,274	127	30,230	693,589	(723,946)	98,274
Noncontrolling interests	-	-	-	1,616	248	1,864
Total equity	98,274	127	30,230	695,204	(723,697)	100,138
Total liabilities, redeemable
noncontrolling interests and equity	$402,828	$33,242	$148,725	$995,029	$(1,086,754)	$493,071

(a)	Included within the subsidiaries of the Subsidiary Guarantor are cash and cash equivalent balances of $40.1 billion and net assets of discontinued operations of $58.6 billion.
2016 3Q FORM 10-Q 119

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(In millions)	Guarantor	Issuer	Guarantor	Subsidiaries	adjustments	Consolidated

Cash flows – operating activities
Cash from (used for) operating activities -
continuing operations	$(14,847)	$175	$(121)	$83,404	$(64,766)	$3,846
Cash from (used for) operating activities -
discontinued operations	(954)	-	-	(4,366)	(399)	(5,719)
Cash from (used for) operating activities	(15,801)	175	(121)	79,038	(65,165)	(1,873)

Cash flows – investing activities
Cash from (used for) investing activities –
continuing operations	20,902	16,080	36,317	32,000	(51,740)	53,559
Cash from (used for) investing activities –
discontinued operations	-	-	-	(12,056)	-	(12,056)
Cash from (used for) investing activities	20,902	16,080	36,317	19,944	(51,740)	41,503

Cash flows – financing activities
Cash from (used for) financing activities –
continuing operations	(6,894)	(16,255)	(36,194)	(150,446)	134,601	(75,188)
Cash from (used for) financing activities –
discontinued operations	-	-	-	295	-	295
Cash from (used for) financing activities	(6,894)	(16,255)	(36,194)	(150,151)	134,601	(74,893)
Effect of currency exchange rate changes
on cash and equivalents	-	-	-	(169)	-	(169)
Increase (decrease) in cash and equivalents	(1,792)	-	3	(51,339)	17,696	(35,432)
Cash and equivalents at beginning of year	4,137	-	-	107,350	(20,609)	90,878
Cash and equivalents at September 30	2,344	-	3	56,011	(2,913)	55,445
Less cash and equivalents of discontinued
operations at September 30	-	-	-	2,915	-	2,915
Cash and equivalents of continuing operations
at September 30	$2,344	$-	$3	$53,095	$(2,913)	$52,530

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(In millions)	Guarantor	Issuer	Guarantor	Subsidiaries	adjustments	Consolidated

Cash flows – operating activities
Cash from (used for) operating activities -
continuing operations	$(5,898)	$-	$-	$176,052	$(164,710)	$5,444
Cash from (used for) operating activities -
discontinued operations	(11,249)	-	-	17,729	1,222	7,702
Cash from (used for) operating activities	(17,147)	-	-	193,781	(163,488)	13,146

Cash flows – investing activities
Cash from (used for) investing activities –
continuing operations	24,884	-	-	(93,930)	128,512	59,466
Cash from (used for) investing activities –
discontinued operations	-	-	-	305	-	305
Cash from (used for) investing activities	24,884	-	-	(93,625)	128,512	59,771

Cash flows – financing activities
Cash from (used for) financing activities –
continuing operations	(9,693)	-	-	(46,188)	8,324	(47,556)
Cash from (used for) financing activities –
discontinued operations	-	-	-	(2,250)	-	(2,250)
Cash from (used for) financing activities	(9,693)	-	-	(48,438)	8,324	(49,807)
Effect of currency exchange rate changes
on cash and equivalents	-	-	-	(3,516)	-	(3,516)
Increase (decrease) in cash and equivalents	(1,956)	-	-	48,201	(26,651)	19,594
Cash and equivalents at beginning of year	4,820	-	-	88,216	(2,020)	91,016
Cash and equivalents at September 30	2,864	-	-	136,417	(28,671)	110,610
Less cash and equivalents of discontinued
operations at September 30	-	-	-	26,743	-	26,743
Cash and equivalents of continuing operations
at September 30	$2,864	$-	$-	$109,674	$(28,671)	$83,867
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

General Electric Company (Registrant)
November 9, 2016	/s/ Jan R. Hauser
Date	Jan R. Hauser Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

2016 3Q FORM 10-Q 125