Form 10-K
period 2016-12-31
GENERAL ELECTRIC CO
filed 2017-02-24
CIK 40545

United States Securities and Exchange Commission
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016
or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

Commission file number 001-00035

General Electric Company (Exact name of registrant as specified in charter)

New York		14-0689340
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

41 Farnsworth Street, Boston, MA	02210	(617) 443-3000
(Address of principal executive offices)	(Zip Code)	(Telephone No.)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered
Common stock, par value $0.06 per share		New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the outstanding common equity of the registrant not held by affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was at least $279.3 billion. There were 8,724,783,000 shares of voting common stock with a par value of $0.06 outstanding at January 31, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant's Annual Meeting of Shareowners, to be held April 26, 2017, is incorporated by reference into Part III to the extent described therein.

TABLE OF CONTENTS

3 10-K Introduction & Summary
17 Forward Looking Statements
18 About General Electric
20 Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
24 Key Performance Indicators
27 Consolidated Results
31 The GE Capital Exit Plan
33 Segment Operations
64 GE Corporate Items and Eliminations
68 Discontinued Operations
69 Other Consolidated Information
77 Statement of Financial Position
78 Financial Resources and Liquidity
90 Critical Accounting Estimates
96 Other Items
101 Supplemental Information
116 Other Financial Data
118 Risk Management
120 Risk Factors
126 Legal Proceedings
128 Management and Auditor's Reports
131 Audited Financial Statements and Notes
222 Directors, Executive Officers and Corporate Governance
223 Exhibits and Financial Statement Schedules
227 Form 10-K Cross Reference Index
228 Signatures

2 GE 2016 FORM 10-K

GE 2016 FORM 10-K 2

V02 TURBINE
V01 TURBINE

10-K INTRODUCTION & SUMMARY

This section provides an overview of General Electric. It does not contain all of the information you should consider. Please read the entire Annual Report on Form 10-K carefully before making a voting or investment decision.

IN PARTICULAR, PLEASE SEE THE FOLLOWING SECTIONS

Forward Looking Statements page 17	Management's Discussion & Analysis page 20	Financial Resources & Liquidity page 78
Risk Factors page 120	Legal Proceedings page 126	Financial Statements page 131

ENHANCED 10-K DISCLOSURES FOR 2016

Restructuring Activities	page 66
Cash Flows	page 82
Intercompany Transactions	page 87
New Revenue Recognition Standard	page 96

OTHER FREQUENTLY REQUESTED 10-K INFORMATION

Corporate Items	page 64
Pension Costs	page 69
Share Repurchase Program	page 117

Forward looking information. Some of the information we provide in this section is forward looking and, therefore, could change over time to reflect changes in the environment in which GE competes.

Non-GAAP information. Certain measures we use throughout this section, including those that exclude Alstom, are non-GAAP financial measures. For more information, see *Financial Measures That Supplement U.S. Generally Accepted Accounting Principles Measures (Non-GAAP Financial Measures)* on page 101.

GE-specific terms & icons. Many of the GE-specific terms & acronyms used in this section are explained in *Presentation* on page 20 and *Other Terms Used by GE* on page 21.

Throughout our Annual Report, we use the following icons:

GE 2016 FORM 10-K 3

GE 2016 FORM 10-K 3

OUR 10-K RESULTS

MISSION: Building, powering, moving & curing the world by transforming industry with software-defined machines & solutions that are connected, responsive & predictive

Strategy: We've organized GE around a global exchange of knowledge that we call the GE Store, through which each business shares & accesses the same technology, markets, structure & intellect to make them more competitive & enable them to deliver better outcomes for customers

Revenues

$117.2B
$117.4B
$123.7B
2014
2015
2016

Earnings[1]

Net

$15.2B
$(6.1)B
$8.2B
2014
2015
2016

Continuing Operations

$9.5B
$1.7B
$9.1B
2014
2015
2016

Industrial Operating + Verticals[2]

$11.3B
$13.1B
$13.6B
2014
2015
2016

GE Cash from Operating Activities (Continuing)

$15.2B
$16.4B
$30.0B
2014
2015
2016

Backlog

$266B
$315B
$321B
2014
2015
2016

Industrial Margin

10.3%
11.7%
11.4%
2014
2015
2016

2016 Competitive Dynamics

Positive: Strengthening U.S. economy & potential catalysts from possible regulatory & tax reform; positive momentum in Europe

Negative: Continued slow growth & volatile economic environment; headwinds in the resource sector & related markets, which has put pressure on some of our businesses

Outlook: Continuing to strengthen the portfolio with the planned Baker Hughes combination; building digital & additive manufacturing capability to drive leadership in software & analytics and next-generation manufacturing; expanding margins & returns through aggressive restructuring & other cost-out actions

1. Amounts attributable to GE common shareowners.
2. Non-GAAP Financial Measure. See *Financial Measures That Supplement U.S. Generally Accepted Accounting Principles (Non-GAAP Financial Measures)* on page 101.

4 GE 2016 FORM 10-K

See "Consolidated Results" section on page 27

GE 2016 FORM 10-K 4

Reconciling Our 10-K Results to Our Investor Framework

WHY WE USE NON-GAAP. We use non-GAAP metrics to manage our business. In general, they capture items that can be controlled by management and that reflect our continuing operations. We use these metrics internally to set operational targets and incentivize our leaders through our compensation plans, as well as externally in our investor framework.

We believe that the focus on our ongoing operations is particularly important as we execute on the transformation of our business portfolio to focus on our core infrastructure businesses (for example, exiting most of our financial services businesses and acquiring Alstom).

Below we explain key non-GAAP metrics that we use throughout this report, including how they differ from GAAP.

	REVENUES	EPS	MARGINS	CASH FLOW
GAAP	Industrial Segment Revenues **$113.2B** ▲4%	Continuing EPS **$1.00** ▲488%	Industrial Margin **11.4%** ▼30bps A/C	GE Cash From Operating Activities (Continuing) **$30.0B** ▲83%
HOW WE ADJUST TO GET TO THE MEASURES WE USE TO RUN GE[1]	– 13.2 Effects of acquired businesses – 1.3 Effects of sold businesses + 0.8 Currency exchange rates impact = **$99.5B Industrial segment organic revenues (0%)** + 3.2 Alstom revenues for November & December	+ 0.15 Non-operating pension costs = **$1.14 Operating EPS** + 0.34 Other GE Capital (non-Verticals) losses	A **$13.1B Industrial profit** + 2.1 Non-operating pension costs + 3.6 Restructuring & other charges – 3.4 Gains – 0.8 Alstom + 0.3 Noncontrolling interests B = **$14.8B Industrial operating profit (ex. Alstom)** C **$114.9B Industrial revenues** – 3.4 Gains – 13.0 Alstom D = **$98.5B Industrial operating revenues (ex. Alstom)**	– 3.8 Industrial plant & equipment additions + 1.1 Industrial plant & equipment dispositions = **$27.3B Free cash flow** + 5.4 Industrial business dispositions
HOW WE RUN GE[1, 2] (NON-GAAP)	Industrial Segment Organic Revenues (including Alstom for Nov. & Dec.) **$102.7B** ▲1%	Industrial Operating + Verticals EPS **$1.49** ▲14%	Industrial Operating Margin (ex. Alstom) **15.0%** ▼30bps B/D	Free Cash Flow + Dispositions **$32.6B** ▲114%
WHY WE USE THESE MEASURES	Focuses management on the top-line organic growth of our industrial businesses. Our calculation of organic growth excludes the impact of businesses we acquired or disposed of within the last five quarters as well as the impact from currency exchange rates. Given the significance of the Alstom acquisition, we also adjusted to include Alstom's results for November & December of both 2015 & 2016 to show, on a comparable basis, how Alstom impacted our performance	Focuses management on the underlying operating results of our businesses by excluding non-operating pension costs (generally, non-service-related costs) & GE Capital costs that are unrelated to the businesses we expect to retain after completion of the GE Capital Exit Plan (which we call Verticals)	Focuses management on how efficiently we are running our industrial businesses by excluding non-operating items (non-operating pension costs, gains and restructuring & other changes) & provides year-to-year comparability by excluding Alstom	Focuses management on the cash we have available to execute on our capital allocation plan & position GE for long-term growth
WHERE YOU CAN FIND MORE INFORMATION	Page 102	Pages 106-108	Page 109	Page 114

1. Certain totals may not add due to the use of rounded numbers.
2. Non-GAAP Financial Measures. See *Financial Measures That Supplement U.S. Generally Accepted Accounting Principles Measures (Non-GAAP Financial Measures)* on page 101.

GE 2016 FORM 10-K 5

See "Supplemental Information" section on page 101

GE 2016 FORM 10-K 5

Our 2016 & 2017 Investor Framework

	2016			2017
	ORIGINAL TARGET	ACTUAL (VS. 2015)	ACHIEVED	TARGET
INDUSTRIAL OPERATING + VERTICALS EPS[1]	**$1.45-1.55**	**$1.49**[5] **▲ 14%**	✓	**$1.60-1.70**
KEY EARNINGS DRIVERS				
Organic revenue growth[1]	2-4%	1%[6]	✕	3-5%
Industrial operating margin[1, 2]	+	▼ 30bps	✕	▲ ~100bps
FREE CASH FLOW + DISPOSITIONS[1, 3]	**$28-31B**	**$32.6B ▲ $17.4B**	✓	**$16-20B**
COMPONENTS				
+Industrial cash from operating activities (CFOA)[1, 3, 4]	$12-14B	$11.6B	✕	$11-15B
+GE Capital dividend	~$18B	$20.1B	✓	$6-7B
−Industrial net plant & equipment (P&E)	~$4B	$2.7B	✓	$3-4B
+Industrial disposition proceeds[4]	$2-3B	$4.0B	✓	~$4B
TOTAL CASH RETURNED TO INVESTORS	**~$26B**	**$30.5B ▼ $2.5B**[7]	✓	**$19-21B**
COMPONENTS				
+Dividends	~$8B	$8.5B	✓	~$8B
+Buyback	~$18B	$22.0B	✓	~$11-13B

IMPORTANT GAAP INFORMATION
The table above sets forth our 2017 framework that we laid out for our investors at the beginning of the year. This is the same framework that we are using internally to manage the company. As noted in the table, some of the goals included in the framework are non-GAAP measures. We believe that it is impractical to provide a reconciliation for these targets as they involve a number of unknown variables.

For more information, see *Financial Measures That Supplement U.S. Generally Accepted Accounting Principles Measures (Non-GAAP Financial Measures)* on page 101.

LINKING PAY TO PERFORMANCE

Our bonus pool funding is based 75% on financial goals & 25% on strategic goals. For 2016, our financial goals were:

Metric	Result
Industrial operating + Verticals EPS	Between threshold & target
Industrial operating margins	Between threshold & target
Free cash flow + dispositions	Above maximum
Industrial operating profit	Below threshold

As a result of this performance (along with our 95% achievement of our strategic goals), our bonus pool was funded at 80%. See our 2017 Proxy Statement for more information

OUR HISTORICAL RESULTS

The chart below provides four years of data, consistent with the timeframe for which we have reported the results of the businesses we expect to retain after completion of the GE Capital Exit Plan (which we call Verticals).

	2013	2014	2015	2016	Compound annual growth rate
Industrial revenues[1, 8]	$101.9B	$107.9B	$106.9B	$111.5B	3%
Industrial operating profit + Verticals[1, 9]	$14.3B	$17.0B	$17.5B	$17.5B	7%
Industrial operating + Verticals EPS[1, 10]	$1.00	$1.12	$1.31	$1.49	14%
Industrial operating EPS[1]	$0.87	$0.96	$1.14	$1.28	14%
Industrial operating margin[1, 11]	12.6%	14.2%	14.8%	14.0%	50bps
GE CFOA[12]	$17.4B[1]	$15.2B	$16.5B[1]	$31.7B[1]	22%

1. Non-GAAP Financial Measures. See *Financial Measures That Supplement U.S. Generally Accepted Accounting Principles Measures (Non-GAAP Financial Measures)* on page 101.
2. Excludes non-operating pension costs, restructuring and other charges & gains and, for 2016, Alstom (2017 target includes Alstom).
3. Free cash flow includes principal pension plan funding of $(0.3)B for 2016 & ~$(1.7)B expected for 2017. Principal pension plan funding excluded from Industrial CFOA.
4. Deal-related taxes excluded from Industrial CFOA & included in dispositions (for 2016, $1.4B related to Appliances).
5. Includes $0.05 impact from Alstom (excluding foreign exchange of $(0.01)), $(0.03) impact from foreign currency exchange rate changes & $(0.02) impact from net restructuring & other charges (after gains).
6. Adjusted to include the results of Alstom for November & December of both 2015 & 2016. Excluding these results, organic revenue growth would have been 0%.
7. For 2015, cash returned to investors included $20.4B of proceeds from our split-off of Synchrony Financial.
8. Excludes gains and, in 2013, NBCUniversal revenues.
9. Industrial operating profit presented on a pre-tax basis, excluding interest expense; Verticals presented on an after-tax basis. Industrial operating profit represents segment profits for our industrial businesses + adjusted corporate operating costs (excluding non-operating pension cost, restructuring and other charges & gains).
10. Industrial operating + Verticals EPS presented on an after-tax basis, including interest expense, restructuring and other charges & gains.
11. Excludes non-operating pension costs, restructuring and other charges & gains.
12. Excludes deal-related taxes ($3.2B in 2013, $0.2B in 2015 and $1.4B in 2016) and principal pension plan funding ($0.3B in 2016).

6 GE 2016 FORM 10-K

See "Supplemental Information" section on page 101

GE 2016 FORM 10-K 6

THE GE STORE

The GE Store is the global exchange of technology, talent, and expertise across GE's diverse businesses and markets. GE businesses give and take from the Store.

POWER
Advanced manufacturing, combustion science & services installed base
RENEWABLE ENERGY
Sustainable power systems & storage
OIL & GAS
Services, technology & first-mover in growth markets
AVIATION
Advanced materials/ manufacturing & engineering productivity
HEALTHCARE
Diagnostics technology & first-mover in growth markets
TRANSPORTATION
Engine technology & growth market localization
ENERGY CONNECTIONS & LIGHTING
Electrification, controls, power conversion technology & LED gateway to energy efficiency
What our businesses contribute to the GE Store
What our businesses get from the GE Store
GE STORE
GLOBAL SCALE
TECHNOLOGY
CAPITAL
SHARED SERVICES
LEADERSHIP
DIGITAL
ADDITIVE MANUFACTURING
See the next page for examples of how we use the GE Store to win

GE 2016 FORM 10-K 7

GE 2016 FORM 10-K 7

How We Use the GE Store to Win

GLOBAL SCALE

"We continue to win outside the US because of our unique global footprint, ability to localize and project finance capabilities."

John Rice
Vice Chairman & CEO, Global Growth Organization[1]

KEY 2016 METRICS

$69B ▲ 3%	$67B ▲ 10%
Non-U.S. infrastructure orders	Non-U.S. industrial segment revenues
62%	59%

% OF TOTAL

23 countries with $1B+ orders

Driving Key Wins Outside the US

EXAMPLES	YEAR	PRICE	PRODUCT	COUNTRY
Aviation	2017	**$2B+ list price**	GE9X engines	SINGAPORE
Power	2016	**$1.9B**	Steam turbines & generators	UNITED KINGDOM
Power	2016	**$1.4B**	Combined cycle generators	IRAQ
Renewable Energy	2016	**$0.9B**	Offshore wind turbine farm	GERMANY
Energy Connections	2016	**$250M**	Advanced grid solutions technologies	Egypt

TECHNOLOGY

"Our R&D spend over the last few years reflects several major new product introductions. We expect our R&D spend will be lower in the near term as these products exit their development cycle and move into scale production."

Vic Abate
SVP, Chief Technology Officer

KEY 2016 METRICS

$5.5B[2] ▲ 4%	3,000+
Research & Development spend	New patents filed

10 Global Research Centers

Driving Efficiencies Across Our Businesses

EXAMPLES	PRODUCT	KEY STORE TECHNOLOGIES	CUSTOMER VALUE PROPOSITION
Aviation	LEAP engine[3]	Ceramic matrix composites & 3D printing	15% lower fuel consumption versus today's CFM56 engines
Renewable Energy	Digital wind turbine farm	Modular turbine technology & Predix software platform	Up to 10% higher energy production & 10% lower maintenance costs
Power	H-class gas turbine	Thermal coatings & 3D printing	World's most efficient gas turbine at 62%+ efficiency
Transportation	Tier 4 locomotive	Compressor & turbine technology	70% lower emissions versus Tier 3 locomotives & lower infrastructure costs

1. For an explanation of Global Growth Organization reporting, see *Other Terms Used by GE* on page 21.
2. Including customer-funded portion ($0.7B).
3. LEAP is a trademark of CFM International, a 50-50 joint venture between Snecma (Safran) and GE.

8 GE 2016 FORM 10-K

See "Research and Development" section on page 100
GE 2016 FORM 10-K 8

Recent Investments in the GE Store

DIGITAL

"With our digital investments in 2016, we are building out key capabilities such as field service management, data gathering, machine learning and asset performance management."

Bill Ruh
SVP, Chief Digital Officer

KEY 2016 METRICS

$730M gross Digital Thread cost productivity

~22,000 developers on Predix

400+ Predix partners

250 software applications

Driving Customer Productivity

Power Example

			Customer Value	Current Potential	2018+ Goal
Asset Performance Management	Gas/Steam	Starting reliability		▲ 5%	▲ 10%
		Total plant availability		▲ 1%	▲ 3%
Operations Optimization	Gas	Startup fuel		▼ 10%	▼ 30%
		Heat rate		▼ 1%	▼ 2%+
		Capacity		▲ 3-4%	▲ 5-6%
	Steam	Heat rate		▼ 0.75%	▼ 1.25%
		Emissions		▼ 10%	▼ 20%

DIGITAL TWIN
+
APPS
+
MERIDIUM (NON-GE)

Predix-powered + Software orders[1]

2016	$4B
2017E	$5B+

ADDITIVE MANUFACTURING

"The acquisitions of the Arcam and Concept Laser 3D printing businesses enable us to accelerate our brilliant factory initiative and lead the next wave of productivity in manufacturing."

David Joyce
Vice Chairman & CEO, GE Aviation

2016 ACQUISITIONS

Provides 3D printing machines using...

Arcam AB: Electron beam technology

CONCEPTLASER: Laser technology

$1B investment in 2016

Driving Productivity In Our Factories

Aviation Example

Eliminating **800+** parts from the Advanced Turbo Prop engine

Number of 3D printers

2017E	~330
2018F	~550

Number of 3D printed parts in GE

2017E	15
2020F	500+

Enhancing productivity for GE, our customers & the world

1. For an explanation of GE Digital's reporting, see *Other Terms Used by GE* on page 21.

GE 2016 FORM 10-K 9

See "GE Digital" section on page 98

See "Aviation" segment section on page 46

GE 2016 FORM 10-K 9

How We Are Strengthening & Simplifying the Portfolio

CAPITALIZING ON OIL & GAS CYCLE

BAKER HUGHES

In October 2016, GE announced an agreement to combine GE's Oil & Gas business with Baker Hughes, forming a new public company in which GE will hold a 62.5% ownership stake. Closing is targeted for mid-2017.[1]

STRATEGIC RATIONALE

- Create "fullstream" capability across O&G value chain
- GE Store adds value to Baker Hughes
- 2X scale & global presence ... digital industrial productivity leader

SYNERGY TARGETS

~$0.7B
~$1.6B
2018F
2020 (targeted)

LEADING UPSTREAM CAPABILITY
BROAD O&G CAPABILITY + GE STORE
UPSTREAM
DOWNSTREAM
DRILLING & EVALUATION
WELL COMPLETION & PRODUCTION
LIQUEFIED NATURAL GAS & PIPELINE SOLUTIONS
REFINERY & PETROLEUM SOLUTIONS

INTEGRATING ALSTOM

ALSTOM

Integration continued in 2016 following GE's acquisition of Alstom's Thermal, Renewables and Grid businesses in November 2015.

SYNERGY PROGRESS

$1.5B
~$3.6B
2016
2020 (targeted)

YEAR 1 OBSERVATIONS

- Cost synergies ahead of plan
- Incremental growth opportunity (steam)
- Lengthy close process hurt value

GE EPS IMPACT[2]

~$0.05
ex. FX3
~$0.09-.10
2016
2017E

RECAPTURING SUPPLY CHAIN VALUE

In October 2016, GE announced a plan to acquire LM Wind Power,[1] adding supply chain capacity and flexibility with one of the world's largest wind turbine blade manufacturers ... in line with broader strategy to drive margin expansion with backward integration.

WIND TURBINE KEY COMPONENT COST

Blades ~25% | Towers ~22% | Gearbox ~15%

LM WIND POWER
$1.7B
PURCHASE PRICE
Image credit: Deepwater Wind

EXECUTING ON GE CAPITAL DISPOSITIONS

GE CAPITAL

GE Capital dispositions were substantially complete in 2016, with execution of the April 2015 plan to sell most of the assets of GE Capital proceeding ahead of schedule. The U.S. Financial Stability Oversight Council de-designated GE Capital as a nonbank systemically important financial institution (SIFI) in June 2016.

Progress at December 31, 2016
(ENI, excluding liquidity, as originally reported at December 31, 2014)

CLOSED DEALS	$190B
SIGNED DEALS	$197B
TARGET	~$200B

96% OF SIGNINGS COMPLETE

SIMPLIFYING INDUSTRIAL PORTFOLIO

Dispositions on the Industrial side are further simplifying the portfolio and making it more focused. In 2016, we closed our sale of Appliances to Haier, and we announced plans to sell our Water and Industrial Solutions businesses.

	APPLIANCES	WATER	INDUSTRIAL SOLUTIONS
GAINS (PRE-TAX)	$3.1B	~$2.5B (targeted)	

1. Subject to customary closing conditions, including approvals by regulators and, with respect to the Baker Hughes combination, Baker Hughes shareholders.
2. See *Risk Factors* on page 120 for risks and uncertainties.
3. GE EPS from Alstom of $0.05 excluding foreign currency exchange impact of $(0.01).

10 GE 2016 FORM 10-K

See "Consolidated Results" section on page 27

    See "Segment Operations" section on page 33

GE 2016 FORM 10-K 10

How Our Segments Performed

POWER

MISSION: Leading globally in power generation technologies

Major products: power generation services, gas turbines, engines & generators, steam turbines & generators, nuclear reactors

Revenues
Profits
$20.6B
$21.5B
$26.8B
$4.5B
$4.5B
$5.0B
2014
2015
2016
2014
2015
2016

Other 2016 results	2016 Ex. Alstom
Margins: 18.6% ▼ 230bps **Backlog:** $84.7B ▲ 10%	**Revenues:** $20.6B[1] **Profits:** $4.4B[1] **Margins:** 21.5%[1]

RENEWABLE ENERGY

MISSION: Making renewable power sources affordable, accessible & reliable for the benefit of people everywhere

Major products: onshore & offshore wind turbines, hydropower solutions

Revenues
Profits
$6.4B
$6.3B
$9.0B
$0.7B
$0.4B
$0.6B
2014
2015
2016
2014
2015
2016

Other 2016 results	2016 Ex. Alstom
Margins: 6.4% ▼ 50bps **Backlog:** $13.1B ▲ 5%	**Revenues:** $7.9B[1] **Profits:** $0.5B[1] **Margins:** 6.9%[1]

OIL & GAS

MISSION: Pushing the boundaries of technology in oil & gas to bring energy to the world

Major products: turbomachinery, subsea & drilling systems, digital solutions, surface products & services, downstream technology

Revenues
Profits
$19.1B
$16.5B
$12.9B
$2.8B
$2.4B
$1.4B
2014
2015
2016
2014
2015
2016

Other 2016 results
Margins: 10.8% ▼ 400bps **Backlog:** $20.8B ▼ 9%

2016 Competitive Dynamics

Power

- **Positive:** Significant efficiencies from Alstom in supply chain, service infrastructure, new product development and selling, general & administrative (SG&A) costs; strong services growth; H-class gas turbine launch
- **Negative:** Excess capacity in developed markets; continued pressure in oil & gas sector
- **Outlook:** Improving global competitive position; positioning the business for growth with Alstom

Renewable Energy

- **Positive:** Strong revenue & orders growth from new product introductions & digital capability
- **Negative:** Increasing pricing pressure & need for innovation from continued competitive pressure from other wind turbine producers & energy sources
- **Outlook:** Positioning the onshore & offshore wind businesses to drive value for customers by in-sourcing blade production through the acquisition of LM Wind Power[2]

Oil & Gas

- **Positive:** Positive equipment orders growth in the fourth quarter; significant cost reduction actions
- **Negative:** Continued market pressure from lower oil prices & customers' capital expenditures that are lower than forecasted; volatility in currency exchange rates
- **Outlook:** Improving competitive position through Baker Hughes combination to create a fullstream oil & gas business[2]

1. Non-GAAP Financial Measure. See *Financial Measures That Supplement U.S. Generally Accepted Accounting Principles (Non-GAAP Financial Measures)* on page 101.
2. Subject to customary closing conditions, including approvals by regulators and, with respect to the Baker Hughes combination, Baker Hughes shareholders.

GE 2016 FORM 10-K 11

See "Segment Operations" section on page 33

GE 2016 FORM 10-K 11

How Our Segments Performed

AVIATION

MISSION: Providing our aviation customers with the most technologically advanced & productive engines, systems & services for their success

Major products: commercial & military engines & services, aviation systems, additive manufacturing machines

Revenues Profits

$24.0B
$24.7B
$26.3B
$5.0B
$5.5B
$6.1B
2014
2015
2016
2014
2015
2016

Other 2016 results

Margins: 23.3% ▲100bps
Backlog: $154.5B ▲2%

HEALTHCARE

MISSION: Developing transformational outcome-based solutions through the combination of leading medical technologies, services & digital platforms

Major products: healthcare diagnostic imaging & clinical systems, life sciences products & services, digital solutions

Revenues Profits

$18.3B
$17.6B
$18.3B
$3.0B
$2.9B
$3.2B
2014
2015
2016
2014
2015
2016

Other 2016 results

Margins: 17.3% ▲100bps
Backlog: $16.8B ▼2%

TRANSPORTATION

MISSION: Being a global technology leader & supplier to the railroad, mining, marine, stationary power & drilling industries

Major products: locomotives, rail services, digital solutions, mining equipment, diesel engines

Revenues Profits

$5.7B
$5.9B
$4.7B
$1.1B
$1.3B
$1.1B
2014
2015
2016
2014
2015
2016

Other 2016 results

Margins: 22.6% ▲110bps
Backlog: $20.1B ▼11%

2016 Competitive Dynamics

Aviation

- **Positive:** New product launches (e.g., LEAP) fueling growth in installed base; digital solutions driving customer value
- **Negative:** Current geopolitical environment driving uncertainty in military engines & services
- **Outlook:** Positioning the business for continued growth & manufacturing efficiency through additive manufacturing investments

Healthcare

- **Positive:** Technology innovation & demand for productivity-based technology, services & IT/cloud-based solutions; growth in China
- **Negative:** Uncertain U.S. market as a result of potential healthcare reform
- **Outlook:** Positioned for continued growth in core imaging business through technology leadership & digital platforms/solutions, and in Life Sciences business through expansion of bioprocess solutions; continued growth in emerging markets & China

Transportation

- **Positive:** Significant restructuring actions to position the business for future growth
- **Negative:** Continued declines in North American rail carload volumes; continued low demand for natural resources negatively impacting the mining industry
- **Outlook:** Challenging market, but focusing on transforming the business to align to a more global/digital future

12 GE 2016 FORM 10-K

See "Segment Operations" section on page 33
GE 2016 FORM 10-K 12

How Our Segments Performed

ENERGY CONNECTIONS & LIGHTING[1]

MISSION: Being a global technology leader for the transmission, distribution & conversion of electrical power & leading an energy efficiency revolution to deliver innovative solutions that change the way people light & interact with their environments

Major products: grid management solutions, power conversion technologies, lighting & energy efficiency solutions

Revenues
$15.7B
$16.4B
$15.1B
2014
2015
2016
Profits
$0.7B
$0.9B
$0.3B
2014
2015
2016

Other 2016 results

Margins: 2.1% ▼ 370bps
Backlog: $11.1B ▼ 5%

2016 Ex. Alstom & Appliances

Revenues: $7.1B[2]
Profits: $(0.1)B[2]
Margins: (1.6)%[2]

CAPITAL

MISSION: Investing financial, human & intellectual capital to help our industrial businesses & their customers grow

Major products: GE industry-focused financial services verticals, including GE Capital Aviation Services, Energy Financial Services & Industrial Finance

Revenues
$11.3B
$10.8B
$10.9B
2014
2015
2016
Profits (loss)
$1.2B
$(8.0)B
$(1.3)B
2014
2015
2016
Verticals Earnings
$1.6B
$1.7B
$1.9B
2014
2015
2016

Other 2016 results

Ending net investment[2,3]: $93B ▼ 44%
Exit plan sales closed (ENI): $190B[4]

2016 Competitive Dynamics

Energy Connections & Lighting

Positive: Increasing demand for Grid automation/software as a result of digitization & modernization of grid infrastructure; LED opportunities from technological shift away from traditional lighting products

Negative: Challenging oil & gas environment; soft demand in the North American & European electrical distribution market

Outlook: Continuing to integrate Alstom & restructure the Energy Connections business; strategically reorganizing Lighting to reduce costs, focus on key markets & simplify the business

Capital

Positive: Substantial progress on the GE Capital Exit Plan[4]; strong performance from the Verticals (those GE Capital businesses that will remain after completion of the exit plan and that are aligned to our industrial businesses)

Negative: Declining excess interest costs on borrowing, restructuring & headquarter costs resulting from execution of the GE Capital Exit Plan

Outlook: Positioning the business to support growth in our industrial businesses

1. In connection with the sale of our Appliances business, we combined Energy Connections & Lighting into one reporting segment. Appliances included in segment results until its sale in June 2016.
2. Non-GAAP Financial Measure. *See Financial Measures That Supplement U.S. Generally Accepted Accounting Principles (Non-GAAP Financial Measures)* on page 101.
3. Excluding liquidity & including assets of discontinued operations.
4. Since announcing the GE Capital Exit Plan in April 2015. Progress on the plan generally is reflected in discontinued operations & not GE Capital's segment results.

GE 2016 FORM 10-K 13

See "Segment Operations" section on page 33

GE 2016 FORM 10-K 13

Our Capital Allocation Framework

"In 2016 we made significant portfolio moves, as well as investments in Digital and Additive, while maintaining a balanced capital allocation plan."

Jeffrey S. Bornstein
SVP & Chief Financial Officer

GENERATING CAPITAL

- + Industrial cash from operating activities
- + GE Capital dividends
- + Disposition proceeds (including from GE Capital Exit Plan)
- + Incremental leverage to optimize capital structure (~$20B)

~$115B capital to allocate from 2016–2018

ALLOCATING CAPITAL

Buyback ... reduce share count to 8–8.5B shares outstanding & offset dilution from employee benefit plan programs
Dividends ... grow in line with earnings & maintain yield > S&P 500
Organic investments ... capital expenditures
M&A ... targeting 15%+ returns from bolt-ons to existing businesses (without assuming growth synergies) while fueling strategic momentum & market upside & being incremental to EPS
Liquidity
Pension funding
Unallocated ... $10B

HOW WE BALANCE CAPITAL ALLOCATION

ALLOCATION /AMOUNTS	RESULTS

Dividends

$8.9B
$9.3B
$8.5B
2014
2015
2016

Per share dividends paid
2014 = $0.88
2015 = $0.92
2016 = $0.92
Raised quarterly dividend $0.01 per share, beginning with $0.24 dividend paid in January 2017

Acquisitions

We acquired Alstom in 2015
$10.4B
$2.1B
$2.3B
2014
2015
2016

2016 Significant acquisitions closed
meridium
CONCEPT LASER
arcam

Organic Investments
(Capital Expenditures + R&D)

$9.4B
$8.9B
$8.9B
2014
2015
2016

Industrial segment organic revenue growth[3]	Ex. Oil & Gas[3]
2014 = 7% →	= 6%
2015 = 3% →	= 4%
2016 = 1% →	= 5%

ALLOCATION /AMOUNTS	RESULTS

Buyback
(reported on a book basis)

$23.7B
$22.0B
$20.4B[1]
Synchrony split-off
$1.9B
2014
2015
2016

Shares outstanding[2]
2014 = 10.1B
2015 = 9.4B
2016 = 8.7B

Dispositions
(excluding deal-related taxes)

$5.4B
$1.7B
$0.6B
2014
2015
2016

2016 Significant dispositions closed
- GE Capital Exit Plan sales
- Appliances
- GE Asset Management

Restructuring & other charges funded in part from disposition gains
2014 = $1.8B
2015 = $1.7B
2016 = $3.6B

1. We effectuated the Synchrony Financial split-off in November 2015 through a share exchange that retired 671 million GE shares.
2. Basic (not diluted); year-end (not weighted average).
3. Non-GAAP Financial Measure. See *Financial Measures That Supplement U.S. Generally Accepted Accounting Principles Measures (Non-GAAP Financial Measures)* on page 101. Adjusted to include the results of Alstom for November and December of both 2015 & 2016.

14 GE 2016 FORM 10-K

See "Statement of Cash Flows – Overview from 2014 Through 2016" section on page 82
See "Supplemental Information" section on page 101

See "Restructuring" section on page 66
GE 2016 FORM 10-K 14

How We Drive Industrial Margin Expansion

WHAT IS OUR COST BREAKDOWN

16% SG&A	84% Products & Services

~$100B total Industrial costs in 2016

OUR HISTORICAL MARGIN TRENDS

INDUSTRIAL OPERATING MARGIN (INDUSTRIAL SEGMENTS + CORPORATE)[1,2]

WITHOUT ALSTOM
WITH ALSTOM
11.6%
12.6%
14.2%
15.3%
14.8%
15.0%
14.0%
2012
2013
2014
2015
2016

INDUSTRIAL SEGMENT GROSS MARGIN

WITHOUT ALSTOM
WITH ALSTOM
27.7%
27.4%
26.6%
27.4%1
27.1%
27.8%1
27.0%
2012
2013
2014
2015
2016

HOW WE DRIVE MARGINS

HISTORICAL & ONGOING FOCUS

Leaner Structure

Over the last 3 years...

- **$2.3B reduction** in SG&A structural costs
- **$1.3B reduction** in adjusted corporate operating costs[1,2]
- **~10,000** Industrial functional employees moved to shared services centers

RECENT FOCUS

Lower Product Costs

- **Investing in additive manufacturing & digitized factories** (e.g., Concept Laser & Arcam acquisitions)
- **Capturing supply chain value through ...**
  - — **Deflation** ($2B over last 3 years)
  - — **Sourcing & backward integration** (e.g., 2013 Avio & 2017 planned LM Wind Power acquisitions)

WHAT WE ARE DRIVING TOWARDS

▲ ~100bps

Targeted Industrial Operating Margin Expansion in 2017[1,3]

	KEY COST-OUT DRIVERS	EXAMPLES
~50bps Run Rate	**Product & Service Costs**	Factory & services productivity; vertical integration; less cost for new product introductions
	Acquisition Integration	Alstom synergies
	Lower SG&A/Corporate	Global operations/shared services; moving authority to segments; reducing operational layers
~50bps Incremental (new cost-out program announced Dec. '16)	**Digital Investment**	Platform revenue offsetting Digital spend
	Further SG&A Productivity	Horizontal IT; structural simplification & reduce redundancy
	Integration Learnings	Factory consolidation; R&D productivity; reduce repetitive work

Targeting **~$1B** cost-out for 2017 & 2018 under new program

1. Non-GAAP Financial Measure. See *Financial Measures That Supplement U.S. Generally Accepted Accounting Principles Measures (Non-GAAP Financial Measures)* on page 101.
2. Excluding restructuring and other charges & gains.
3. Including Corporate & Alstom; excluding Baker Hughes, restructuring and other charges & gains.

GE 2016 FORM 10-K 15

See "Supplemental Information" section on page 101

GE 2016 FORM 10-K 15

How We Focus on the Most Critical Enterprise Risks

"When I think about GE's biggest risks, I start with the strategy: are we in the right businesses and offering the right products to capture growth and stay relevant? Our investment in Digital, for example, is a bet on the future of industrial productivity but also protects our services franchise. From there, we focus on the core risks to strategic execution: product quality, cybersecurity, liquidity, global compliance and business integrations."

Jeffrey R. Immelt
Chairman & Chief Executive Officer

GE Board

Each committee oversees risk in its area of expertise & reports to the full Board

BOARD OVERSIGHT

AUDIT COMMITTEE	GOVERNANCE & PUBLIC AFFAIRS COMMITTEE	MANAGEMENT DEVELOPMENT & COMPENSATION COMMITTEE	TECHNOLOGY & INDUSTRIAL RISK COMMITTEE

MANAGEMENT OVERSIGHT

LINES OF DEFENSE

1 DEEP DOMAIN EXPERTISE

GE employees across functions act as first line of defense for risk management and escalation (e.g., Global Research Center; ~530 compliance professionals and ~600 ombuds; designated business integration leaders).

2 DISCIPLINED BUSINESS PROCESSES & CHALLENGE CULTURE

Blueprint planning reviews throughout year with the most senior business leaders provide structured enterprise risk oversight. Additional governance and testing in key areas (e.g., GE-wide oversight councils (e.g., cash, services); Cybersecurity Task Force; Policy Compliance Review Board).

3 STRONG INDEPENDENT OVERSIGHT

GE's Corporate Audit Staff (internal audit) has principal responsibility for monitoring financial reporting and internal control matters across GE. KPMG (external audit) devotes ~300 partners and 500k+ audit hours annually to GE audit.

CORE RISK FOCUS AREAS

PRODUCT QUALITY
- Product failure, safety or environmental risks from operational or other problems
- New product introductions ... anticipating market and technological changes
- Sourcing and supply chain issues at third-party providers

CYBERSECURITY
- Threats to systems, networks, IP, products, solutions and services from increasing and more sophisticated cyber-attacks
- Confidentiality, availability and integrity of GE and customer data

LIQUIDITY
- Credit ratings and impact on cost of funds, margins, liquidity, competitive position and access to capital markets
- Market conditions ... exposure to customers and counterparties

GLOBAL COMPLIANCE
- Current and changing laws, regulations and other government policies that affect our businesses
- Investigations, enforcement or other proceedings by governmental authorities ... monetary penalties, changes to business practices

BUSINESS INTEGRATIONS
- Success in achieving expected returns, synergies and other strategic objectives from M&A and restructuring
- Integration and collaboration challenges (e.g., technology, systems, personnel)

16 GE 2016 FORM 10-K

See "Risk Management" section on page 118

See "Risk Factors" section on page 120

GE 2016 FORM 10-K 16

FORWARD LOOKING STATEMENTS

This document contains "forward-looking statements" – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "estimate," "forecast" or "target."
Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about our announced plan to combine our Oil & Gas business with Baker Hughes, including projected revenue and cost synergies, impact on our earnings per share, and the timing and structure of the proposed transaction; the completion of our announced plan to reduce the size of our financial services businesses, including expected cash and non-cash charges associated with this plan and earnings per share of GE Capital's retained businesses (Verticals); expected income; earnings per share, including our 2018 target; revenues; organic growth; growth and productivity associated with our Digital business; margins; cost structure and plans to reduce costs; restructuring charges; transaction-related synergies and gains; cash flows, including the impact of pension funding contributions; returns on capital and investment; capital expenditures; capital allocation, including dividends, share repurchases and acquisitions; or capital structure, including leverage.
For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•	our ability to complete incremental asset sales as we complete our announced plan to reduce the size of our financial services businesses and our ability to reduce costs as we execute that plan;
•	changes in law, economic and financial conditions, including interest and exchange rate volatility, commodity and equity prices and the value of financial assets;
•	the impact of conditions in the financial and credit markets on the availability and cost of GE Capital Global Holdings, LLC's (GE Capital) funding, and GE Capital's exposure to counterparties;
•
pending and future mortgage loan repurchase claims and other litigation claims and investigations in connection with WMC, which may affect our estimates of liability, including possible loss estimates;

•	our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so;
•	the amount and timing of our cash flows and earnings and other conditions, which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels;
•
GE Capital's ability to pay dividends to GE at the planned level, which may be affected by GE Capital's cash flows and earnings, financial services regulation and oversight, claims and investigations relating to WMC and other factors;

•	our ability to launch new products in a cost-effective manner;
•	our ability to increase margins through restructuring and other cost reduction measures;
•	our ability to convert pre-order commitments/wins into orders/bookings;
•	the price we realize on orders/bookings since commitments/wins are stated at list prices;
•
customer actions or developments such as early aircraft retirements or reduced energy demand, changes in economic conditions, including oil prices, and other factors that may affect the level of demand and financial performance of the major industries and customers we serve;

•	the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of Alstom investigative and legal proceedings;
•	our capital allocation plans, as such plans may change including with respect to the timing and size of share repurchases, acquisitions, joint ventures, dispositions and other strategic actions;
•
our success in completing, including obtaining regulatory approvals and satisfying other closing conditions for, announced transactions, such as our announced plans and transactions to combine our Oil & Gas business with Baker Hughes, to reduce the size of our financial services businesses, and to acquire LM Wind Power;

•	our success in integrating acquired businesses and operating joint ventures, including Baker Hughes;
•	our ability to realize revenue and cost synergies from announced transactions, acquired businesses and joint ventures, including Alstom and Baker Hughes;

•	the impact of potential information technology or data security breaches; and
•	the other factors that are described in the Risk Factors section of this Form 10-K report.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.

GE 2016 FORM 10-K 17

ABOUT GENERAL ELECTRIC

OUR BUSINESS AND HOW WE TALK ABOUT IT

We are a global digital industrial company, transforming industry with software-defined machines and solutions that are connected, responsive and predictive. With products and services ranging from aircraft engines, power generation and oil and gas production equipment to medical imaging, financing and industrial products, we serve customers in approximately 180 countries and employ approximately 295,000 people worldwide. Since our incorporation in 1892, we have developed or acquired new technologies and services that have considerably broadened and changed the scope of our activities.

OUR INDUSTRIAL OPERATING SEGMENTS

Power	Aviation	Energy Connections & Lighting(a)
Renewable Energy	Healthcare
Oil & Gas	Transportation

OUR FINANCIAL SERVICES OPERATING SEGMENT

Capital

(a)
Beginning in the third quarter of 2016, the former Energy Connections and Appliances & Lighting segments are presented as one reporting segment called Energy Connections & Lighting. This segment includes historical results of the Appliances business prior to its sale in June 2016.

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

As a diverse global company, we are affected by world economies, instability in certain regions, commodity prices, such as the price of oil, and foreign currency volatility. Other factors impacting our business include:

•	product development cycles for many of our products are long and product quality and efficiency are critical to success,
•	research and development expenditures are important to our business and
•	many of our products are subject to a number of regulatory standards.

These factors are discussed throughout MD&A.
GE 2016 FORM 10-K 18

OUR EMPLOYEES AND EMPLOYEE RELATIONS

At year-end 2016, General Electric Company and consolidated affiliates employed approximately 295,000 persons, of whom approximately 104,000 were employed in the United States. For further information about employees, see the Other Financial Data section within the MD&A.

Approximately 9,300 GE manufacturing and service employees in the United States are represented for collective bargaining purposes by one of 9 unions (approximately 48 different locals within such unions). A majority of such employees are represented by union locals that are affiliated with the IUE-CWA, The Industrial Division of the Communication Workers of America, AFL-CIO, CLC. In June 2015, we negotiated new four-year collective bargaining agreements with most of our U.S unions. These agreements continue to provide employees with good wages and benefits while addressing competitive realities facing the Company.

Other GE affiliates are parties to labor contracts with various labor unions, also with varying terms and expiration dates that cover approximately 1,700 employees.

PROPERTIES

Manufacturing operations are carried out at 184 manufacturing plants located in 38 states in the United States and Puerto Rico and at 325 manufacturing plants located in 40 other countries.

CORPORATE INFORMATION AND WEBSITES

General Electric's address is 1 River Road, Schenectady, NY 12345-6999; we also maintain executive offices at 41 Farnsworth Street, Boston, MA 02210.

GE's Internet address at www.ge.com, Investor Relations website at www.ge.com/investor-relations and our corporate blog at www.gereports.com, as well as GE's Facebook page, Twitter accounts and other social media, including @GE_Reports, contain a significant amount of information about GE, including financial and other information for investors. GE encourages investors to visit these websites from time to time, as information is updated and new information is posted.

Website references in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the websites. Therefore, such information should not be considered part of this report.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, www.ge.com/investor-relations/events-reports, as soon as reasonably practicable after they are filed electronically with the U.S. Securities and Exchange Commission (SEC). Copies are also available, without charge, from GE Corporate Investor Communications, 41 Farnsworth Street, Boston, MA 02210.

Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information about the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

GE 2016 FORM 10-K 19

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

PRESENTATION

The consolidated financial statements of General Electric Company (the Company) combine the industrial manufacturing and services businesses of General Electric Company (GE) with the financial services businesses of GE Capital Global Holdings, LLC (GE Capital or Financial Services) and its predecessor, General Electric Capital Corporation.

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

•	General Electric or the Company – the parent company, General Electric Company.
•
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

•	General Electric Capital Corporation or GECC – predecessor to GE Capital Global Holdings, LLC.
•	GE Capital Global Holdings, LLC or GECGH – the adding together of all affiliates of GECGH, giving effect to the elimination of transactions among such affiliates.
•
GE Capital or Financial Services – refers to GECGH, or its predecessor GECC, and is the adding together of all affiliates of GE Capital giving effect to the elimination of transactions among such affiliates. We present the results of GE Capital in the right-side column of our consolidated statements of earnings, financial position and cash flows.

•
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

•
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

•
Total segment – the sum of our seven industrial segments and one financial services segment, without giving effect to the elimination of transactions between such segments. This provides investors with a view as to the results of all of our segments, without inter-segment eliminations and corporate items.

•
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

GE 2016 FORM 10-K 20

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

Discussions throughout this MD&A are based on continuing operations unless otherwise noted.

The MD&A should be read in conjunction with the Financial Statements and Notes to the consolidated financial statements.

OTHER TERMS USED BY GE

•	Backlog – unfilled customer orders for products and product services (expected life of contract sales for product services).
•
Borrowings as a percentage of total capital invested – for GE, the sum of borrowings and mandatorily redeemable preferred stock, divided by the sum of borrowings, mandatorily redeemable preferred stock, redeemable noncontrolling interest, noncontrolling interests and total shareowners' equity.

•	Continuing earnings – unless otherwise indicated, we refer to the caption "earnings from continuing operations attributable to GE common shareowners" as continuing earnings or simply as earnings.
•
Continuing earnings per share (EPS) – unless otherwise indicated, when we refer to continuing earnings per share, it is the diluted per-share amount of "earnings from continuing operations attributable to GE common shareowners".

•
Digital revenues – revenues related to internally developed software (including PredixTM) and associated hardware, and software solutions that improve our customers' asset performance. In 2016, we reassessed the span of our digital product offerings, which now excludes software-enabled product upgrades. These revenues are largely generated from our operating businesses and are included in their segment results.

•
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

•	Equipment leased to others (ELTO) – rental equipment we own that is available to rent and is stated at cost less accumulated depreciation.
•
Free cash flow (Non-GAAP) – GE's cash from operating activities (continuing operations) less GE additions to property, plant and equipment, plus GE dispositions of property, plant and equipment, which are included in cash flows from investing activities.

•
GE Capital Exit Plan – our plan, announced on April 10, 2015, to reduce the size of our financial services businesses through the sale of most of the assets of GE Capital, and to focus on continued investment and growth in our industrial businesses.

•
Global Growth Organization (GGO) – organization that provides operational processes through a shared services structure for the enabling functions: commercial, enterprise data management, finance, HR, IT, legal, supply chain and tax through a partnership with the businesses and global functions.

•
Growth markets – consist of countries/regions which are expected to grow at above average world GDP rates over the long term and typically are resource rich and/or have large infrastructure needs. They encompass the following: Australasia; Canada; Latin America; Middle East, North Africa and Turkey; Russia and CIS; Sub-Saharan Africa; Greater China; South Asia; South East Asia (ASEAN).

•
Industrial margin – GE revenues and other income excluding GE Capital earnings (loss) from continuing operations (Industrial revenues) minus GE total costs and expenses less GE interest and other financial charges divided by Industrial revenues.

GE 2016 FORM 10-K 21

•
Industrial operating profit margin (Non-GAAP) – Industrial segment profit plus corporate items and eliminations (excluding gains, restructuring, and pre-tax non-operating pension costs) divided by industrial segment revenues plus corporate items and eliminations (excluding gains and GE-GE Capital eliminations).

•
Industrial return on total capital (Industrial ROTC) (Non-GAAP) – earnings from continuing operations attributable to GE common shareowners less GE Capital earnings from continuing operations plus GE after-tax interest, divided by average Industrial shareholders' equity, less average GE Capital's shareholders' equity, plus average debt and other, net.

•	Industrial segment gross margin – industrial segment sales less industrial segment cost of sales.
•
Industrial shareholders' equity and GE Capital shareholders' equity – for purposes of the Industrial ROTC calculation excludes the effects of discontinued operations and is calculated on an annual basis using a five-point average.

•	Net earnings – unless otherwise indicated, we refer to the caption "net earnings attributable to GE common shareowners" as net earnings.
•	Net earnings per share (EPS) – unless otherwise indicated, when we refer to net earnings per share, it is the diluted per-share amount of "net earnings attributable to GE common shareowners".
•	Non-operating pension cost (Non-GAAP) – comprises the expected return on plan assets, interest cost on benefit obligations and net actuarial gain (loss) amortization for our principal pension plans.
•	Operating earnings (Non-GAAP) – GE earnings from continuing operations attributable to common shareowners excluding the impact of non-operating pension costs.
•	Operating earnings per share (Non-GAAP) – unless otherwise indicated, when we refer to operating earnings per share, it is the diluted per-share amount of "operating earnings".
•	Operating pension cost (Non-GAAP) – comprises the service cost of benefits earned, prior service cost amortization and curtailment gain (loss) for our principal pension plans.
•	Organic revenues (Non-GAAP) – revenues excluding the effects of acquisitions, dispositions and translational foreign currency exchange.
•
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

•
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

•
Shared Services – sharing of business processes in order to standardize and consolidate services to provide value to the businesses in the form of simplified processes, reduced overall costs and increased service performance.

GE 2016 FORM 10-K 22

NON-GAAP FINANCIAL MEASURES

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered "non-GAAP financial measures" under the SEC rules. Specifically, we have referred, in various sections of this report, to:

•	Industrial segment organic revenues and industrial segment organic revenues excluding Oil & Gas
•	Industrial segment organic operating profit
•	Oil & Gas organic revenue and operating profit growth
•	Operating and non-operating pension cost
•	Adjusted corporate costs (operating)
•
GE pre-tax earnings from continuing operations, excluding GE Capital earnings (loss) from continuing operations and the corresponding effective tax rates, and the reconciliation of the U.S. federal statutory income tax rate to GE effective tax rate, excluding GE Capital earnings

•	Industrial operating earnings and GE Capital earnings (loss) from continuing operations and EPS
•	Industrial operating + Verticals earnings and EPS
•	Industrial operating profit and operating profit margin (excluding certain items)
•	Industrial operating profit + Verticals
•	Industrial segment gross margin (excluding Alstom)
•	Industrial segment operating profit and operating margin (excluding Alstom)
•	Average GE shareowners' equity, excluding effects of discontinued operations
•	Average GE Capital shareowners' equity, excluding effects of discontinued operations
•	Industrial return on total capital (Industrial ROTC)
•	Industrial cash flows from operating activities (Industrial CFOA) and Industrial CFOA excluding taxes related to business sales and principal pension plan funding
•	GE cash flows from operating activities (GE CFOA) excluding taxes related to business sales and principal pension plan funding
•	Free cash flow (FCF) and FCF plus dispositions
•	Ratio of adjusted debt to equity at GE Capital, net of liquidity
•	Capital ending net investment (ENI), excluding liquidity
•	2017 operating framework including 2017 Industrial operating + Verticals EPS target

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures are included in the Supplemental Information section within the MD&A. Non-GAAP financial measures referred to in this report are either labeled as "non-GAAP" or designated as such with an asterisk (*).

GE 2016 FORM 10-K 23

KEY PERFORMANCE INDICATORS
(Dollars in billions; per-share amounts in dollars)
REVENUES PERFORMANCE	GE CFOA
GE Capital Dividend Industrial CFOA*
(a) Including the results of Alstom for November and December of both 2015 and 2016
(a) Industrial CFOA was $12.2 billion excluding deal taxes of $(0.2) billion related to the sale of our Signaling business
(b) Industrial CFOA was $11.6 billion excluding deal taxes of $(1.4) billion related to the sale of our Appliances business and $(0.3) billion of pension funding
(c) Included $(0.3) billion related to Alstom in both 2015 and 2016

INDUSTRIAL ORDERS	INDUSTRIAL BACKLOG
Equipment Services	Equipment Services
(a) Included $2.5 billion related to Alstom (b) Included $17.4 billion related to Alstom	(a) Included $29.2 billion related to Alstom (b) Included $31.2 billion related to Alstom
INDUSTRIAL MARGINS	INDUSTRIAL OPERATING PROFIT MARGINS (NON-GAAP)(a)

(a) 12.0%, excluding (7.9)% related to Alstom* (b) 12.1%, excluding 5.9% related to Alstom*	(a) Excluded gains, non-operating pension costs, restructuring and other, noncontrolling interests, GE Capital preferred stock dividends, as well as the results of Alstom
*Non-GAAP Financial Measure

GE 2016 FORM 10-K 24

KEY PERFORMANCE INDICATORS
(Dollars in billions; per-share amounts in dollars; attributable to GE common shareowners)
NET EARNINGS (LOSS)	NET EARNINGS (LOSS) PER SHARE

OPERATING EARNINGS (NON-GAAP)	OPERATING EARNINGS PER SHARE (NON-GAAP)

INDUSTRIAL OPERATING + VERTICALS EARNINGS (NON-GAAP)	INDUSTRIAL OPERATING + VERTICALS EPS (NON-GAAP)

GE 2016 FORM 10-K 25

KEY PERFORMANCE INDICATORS
(Dollars in billions; per-share amounts in dollars)

SHAREHOLDER INFORMATION
RETURNED $30.5 BILLION TO SHAREOWNERS IN 2016 Dividends $8.5 billion Stock buyback $22.0 billion	ANNUAL MEETING General Electric's 2017 Annual Meeting of Shareowners will be held on April 26, 2017, in Asheville, NC
FIVE-YEAR PERFORMANCE GRAPH

The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in General Electric common stock, the Standard & Poor's 500 Stock Index (S&P 500) and the Dow Jones Industrial Average (DJIA) on December 31, 2011, and that all quarterly dividends were reinvested. The cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31 for each year indicated.
STOCK PRICE RANGE AND DIVIDENDS

With respect to "Market Information," in the United States, General Electric common stock is listed on the New York Stock Exchange (its principal market). General Electric common stock is also listed on the London Stock Exchange, Euronext Paris, the SIX Swiss Exchange and the Frankfurt Stock Exchange. The chart above shows trading prices, as reported on the New York Stock Exchange, Inc., Composite Transactions Tape.

As of January 31, 2017, there were approximately 440,000 shareowner accounts of record.

On February 10, 2017, our Board of Directors approved a quarterly dividend of $0.24 per share of common stock, which is payable April 25, 2017, to shareowners of record at close of business on February 27, 2017.

GE 2016 FORM 10-K 26

CONSOLIDATED RESULTS

SIGNIFICANT DEVELOPMENTS IN 2016

Our consolidated results for 2016 were significantly affected by recent portfolio changes, including the 2015 acquisition of Alstom, the disposal of financial services businesses under the GE Capital Exit Plan initiated in 2015 and the 2016 sale of our Appliances business.

ALSTOM
In 2016, Alstom contributed revenues of $13.0 billion and an operating loss of $0.3 billion, of which $0.8 billion of profit is included in the segment results and $1.0 billion of charges is included in Corporate, primarily related to purchase accounting and acquisition related charges. Including the effects of tax benefits of $0.8 billion, net earnings were $0.4 billion for the year ended December 31, 2016. In addition, Alstom used cash flows from operating activities of $0.3 billion for the year ended December 31, 2016.

GE CAPITAL EXIT PLAN
As of December 31, 2016, we have signed agreements with buyers for $197 billion of GE Capital ending net investment (ENI), excluding liquidity (as originally reported at December 31, 2014), of which $190 billion have closed by the end of 2016.
In June 2016, we received approval of our request to the Financial Stability Oversight Council (FSOC) for rescission of GE Capital's designation as a nonbank Systemically Important Financial Institution (SIFI).

2016 SIGNIFICANT TRANSACTIONS
Transactions completed in 2016 included the following.

• The June 2016 sale of our Appliances business to Qingdao Haier Co., Ltd. (Haier) for $5.6 billion (including $0.8 billion from sale of receivables originated in our Appliances business and sold from GE Capital to Haier) on which we recognized an after-tax gain of $1.8 billion.
• Acquisition of the remaining 74% of software developer Meridium Inc. in September 2016, for $0.4 billion to enhance and accelerate our asset performance-management capabilities across our industrial businesses.
• The acquisitions of a 76.2% interest in Arcam AB for $0.5 billion and a 75% interest in Concept Laser GmbH for $0.6 billion, two European 3-D printing companies that print metal parts for aircraft and other industrial components, to expand our additive manufacturing capabilities.

PLANNED TRANSACTIONS
We also announced a number of strategic transactions during 2016 that we expect to complete in 2017, including the following.

• In October 2016, we announced an agreement with Baker Hughes Incorporated (Baker Hughes) to combine our Oil & Gas business and Baker Hughes to create a new entity in which GE will hold a 62.5% interest and existing Baker Hughes shareholders will have a 37.5% interest. Baker Hughes shareholders will also receive a cash dividend funded by a $7.4 billion cash contribution by GE. The transaction is subject to the approval of Baker Hughes shareholders, regulatory approvals and other customary closing conditions.
• In October 2016, we announced a plan to acquire LM Wind Power, one of the world's largest wind turbine blade manufacturers for $1.7 billion, subject to customary closing conditions.
• In October 2016, we also announced our plan to sell our Water & Process Technologies business and in December 2016, we announced our plan to sell our Industrial Solutions business.

GE 2016 FORM 10-K 27

CONSOLIDATED RESULTS

(Dollars in billions)
2016 GEOGRAPHIC REVENUES		2016 SEGMENT REVENUES

REVENUES	INDUSTRIAL REVENUES	FINANCIAL SERVICES REVENUES

(a) Includes $2.0 billion related to Alstom (b) Includes $13.0 billion related to Alstom	(a) Includes $2.0 billion related to Alstom (b) Includes $13.0 billion related to Alstom
CONTINUING EARNINGS(a)	CONTINUING EARNINGS PER SHARE(a)

(a) Attributable to GE common shareowners

GE 2016 FORM 10-K 28

CONSOLIDATED RESULTS
(Dollars in billions)
REVENUE COMMENTARY: 2016 – 2015	EARNINGS COMMENTARY: 2016 – 2015

Consolidated revenues increased $6.3 billion, or 5%, primarily driven by increased Industrial revenues of $6.6 billion and increased Financial Services revenues of $0.1 billion, partially offset by an increase in eliminations between Industrial and Financial Services of $0.4 billion. The overall foreign currency impact on consolidated revenues was a decrease of $1.3 billion.
• Industrial revenues increased $6.6 billion, or 6% due to increased industrial segment revenues of $4.4 billion, or 4%, as increases at Power, Renewable Energy, Aviation and Healthcare were partially offset by decreases at Oil & Gas, Transportation and Energy Connections & Lighting. This increase in industrial segment revenues was primarily driven by the net effects of acquisitions of $11.2 billion, offset by the net effects of dispositions of $5.6 billion and the effects of a stronger U.S. dollar of $0.8 billion.  Excluding the effects of acquisitions, dispositions and translational currency exchange, industrial segment organic revenues* decreased $0.5 billion.
Industrial revenues increased an additional $2.2 billion at Corporate as current year gains were $1.9 billion higher than 2015 gains.
• Financial Services revenues increased $0.1 billion, or 1%, primarily due to lower impairments, higher gains and the effects of acquisitions, partially offset by organic revenue declines, the effects of dispositions and the effects of translational currency exchange.

Consolidated continuing earnings increased $7.5 billion, primarily driven by decreased Financial Services losses of $6.7 billion, increased Industrial continuing earnings of $0.5 billion and a net decrease of $0.2 billion resulting from income taxes, and interest and other financial charges. The overall foreign currency impact on consolidated earnings was a decrease of $0.3 billion.
• Industrial earnings increased $0.5 billion due to increased earnings at Corporate of $0.8 billion, or 17%, as current year gains were $1.9 billion higher and pension costs were $0.7 billion lower than 2015. These increases to earnings were partially offset by $1.8 billion of higher restructuring and other charges.
Industrial earnings decreased due to decreased industrial segment earnings of $0.4 billion, or 2%, as decreases at Oil & Gas, Energy Connections & Lighting, and Transportation were partially offset by increases at Aviation, Power, Healthcare and Renewable Energy. This decrease in industrial segment earnings, was primarily driven by decreases in organic operating profit* of $0.8 billion and the net effect of dispositions of $0.5 billion, partially offset by the net effect of acquisitions of $0.9 billion.
• Financial Services losses decreased $6.7 billion, or 84%, primarily due to the absence of the 2015 charges associated with the GE Capital Exit Plan.
• In addition to the effects on net earnings described above, earnings per share amounts were also positively impacted by the reduction in number of outstanding common shares compared to 2015. The average number of shares outstanding used to calculate 2016 earnings per share amounts was 9% lower than 2015, primarily due to the 2015 Synchrony Financial share exchange and ongoing share buyback activities funded in large part by dividends from GE Capital.

*Non-GAAP Financial Measure

GE 2016 FORM 10-K 29

CONSOLIDATED RESULTS

(Dollars in billions)
REVENUE COMMENTARY: 2015 – 2014	EARNINGS COMMENTARY: 2015 – 2014

Consolidated revenues increased $0.2 billion, primarily driven by increased Industrial revenues of $0.4 billion and a decrease in eliminations between Industrial and Financial Services of $0.4 billion, partially offset by decreased Financial Services revenues of $0.5 billion. The overall foreign currency impact on consolidated revenues was a decrease of $4.9 billion.
• Industrial revenues increased $0.4 billion due an increase at Corporate of $1.3 billion, or 75%, as 2015 gains were $1.4 billion higher than 2014 year gains.
This was offset by decreases in industrial segment revenues of $0.9 billion, or 1%, as decreases at Oil & Gas, Healthcare and Renewable Energy were partially offset by increases at Power, Aviation, Energy Connections & Lighting and Transportation. The $0.9 billion decrease in industrial segment revenues was primarily driven by the translational effects of a stronger U.S. dollar of $4.8 billion and the net effects of dispositions of $1.1 billion, partially offset by the net effects of acquisitions of $2.2 billion. Excluding the effects of acquisitions, dispositions and currency exchange, industrial segment organic revenues* increased by $2.8 billion, or 3%.
• Financial Services revenues decreased $0.5 billion, or 5%, primarily due to organic revenue declines, primarily resulting from lower ending net investment (ENI), lower gains and higher impairments, partially offset by the effects of acquisitions and dispositions.

Consolidated continuing earnings decreased $7.9 billion, or 83%, primarily driven by decreased Financial Services net earnings of $9.2 billion, partially offset by an increase in Industrial continuing earnings of $1.3 billion. The overall foreign currency impact on consolidated earnings was a decrease of $0.6 billion.

• Industrial earnings increased 1.3 billion, or 11%, due to increased industrial segment earnings of $0.2 billion, or 1%, as increases at Aviation, Energy Connections & Lighting, Transportation and Power were partially offset by decreases at Oil & Gas, Renewable Energy and Healthcare.  This increase in industrial segment earnings was primarily driven by increases in organic operating profit* of $1.2 billion, partially offset by the translational currency exchange effects of a stronger U.S. dollar of $0.7 billion, net acquisitions of $0.1 billion and net dispositions of $0.2 billion.
Industrial earnings at Corporate increased an additional $1.1 billion, or 18%, as 2015 gains were $1.4 billion higher than 2014 gains, partially offset by $0.5 billion of higher Principal retirement plan costs in 2015.
• Financial Services net earnings decreased $9.2 billion, primarily due to 2015 charges associated with the GE Capital Exit Plan.

See Segment Results and Corporate Items & Eliminations sections within the MD&A for more information.
Also, see the Other Consolidated Information section within the MD&A for a discussion of postretirement benefit plans costs, income taxes and geographic data.

*Non-GAAP Financial Measure

GE 2016 FORM 10-K 30

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

Under the GE Capital Exit Plan, the Company is retaining certain GE Capital businesses, principally its vertical financing businesses—GE Capital Aviation Services (GECAS), Energy Financial Services (EFS) and Industrial Finance (which includes Healthcare Equipment Finance, Working Capital Solutions and Industrial Financing Solutions)—that relate to the Company's core industrial domain and other operations, including our run-off insurance activities, and allocated corporate costs (together referred to as GE Capital Verticals or Verticals).

As a result of the GE Capital Exit Plan dispositions, GE Capital has paid $24.4 billion in dividends to GE in 2015 and 2016 ($4.3 billion and $20.1 billion, respectively). We expect GE Capital to release additional dividends of up to approximately $10 billion through the remainder of the plan. In January 2017, GE received an additional $2.0 billion of common dividends from GE Capital. As of December 31, 2016, we are ahead of our plan, having signed agreements with buyers for $197 billion of ending net investment (ENI), excluding liquidity (as originally reported at December 31, 2014), of which $190 billion has closed. As of December 31, 2016, we have substantially completed the dispositions related to the GE Capital Exit Plan. In addition, as part of our initiative to reduce the size of our financial services businesses, we completed the split-off of our remaining interest in GE Capital's North American Retail Finance business, Synchrony Financial, to holders of GE common stock, which resulted in a $20.4 billion buyback of GE common stock (671.4 million shares) in 2015. In connection with the GE Capital Exit Plan, we completed a legal reorganization of GE Capital that included a merger of GE Capital into GE, a guarantee by GE of GE Capital debt, and an exchange of $36 billion of GE Capital debt for new notes guaranteed by GE. The result of all these actions reduced GE Capital's total assets by 63% from $500 billion at December 31, 2014 to $183 billion at December 31, 2016. From inception of plan through December 31, 2016, we incurred charges of $22.0 billion. Due to anticipated tax benefits and gains, we do not expect total after-tax charges through the completion of the GE Capital Exit Plan to exceed our initial $23 billion estimate.

On March 31, 2016, GE filed its request to the Financial Stability Oversight Council (FSOC) for rescission of GE Capital's designation as a nonbank Systemically Important Financial Institution (SIFI). On June 28, 2016, the FSOC rescinded GE Capital's designation as a nonbank SIFI.

SALES AGREEMENTS

During 2016, GE signed agreements to sell approximately $40 billion of ENI, excluding liquidity (as originally reported at December 31, 2014), of which approximately $19 billion, $21 billion and less than $1 billion related to our Commercial Lending and Leasing (CLL), Consumer and Real Estate businesses, respectively.

Sales representing approximately $86 billion of ENI, excluding liquidity (as originally reported at December 31, 2014) closed during 2016, including approximately $70 billion, $16 billion and less than $1 billion related to our CLL, Consumer and Real Estate businesses, respectively.

GE 2016 FORM 10-K 31

AFTER-TAX CHARGES RELATED TO THE GE CAPITAL EXIT PLAN

During 2016, GE recorded less than $0.1 billion of after-tax charges related to the GE Capital Exit Plan of which $0.7 billion of net benefits were recorded in continuing operations and $0.7 billion of after-tax charges were recorded in discontinued operations. A description of these after-tax charges for 2016 is provided below.

•
$1.3 billion of net loss primarily related to the completed and planned dispositions of Consumer and most of the CLL businesses, which was recorded in discontinued operations under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings.

•
$0.3 billion of charges associated with the preferred equity exchange that was completed in January 2016, which was recorded in continuing operations and reported in GE Capital's corporate component under the caption "Preferred stock dividends" in the Statement of Earnings.

•
These charges were offset by tax benefits of $1.4 billion primarily related to increased tax efficiency of planned cash repatriations through increased foreign tax credit utilization of $0.8 billion and an IRS tax settlement of $0.6 billion. Of these benefits $1.1 billion was recorded in continuing operations and reported in GE Capital's corporate component under the caption "Benefit (provision) for income taxes" in the Statement of Earnings and $0.2 billion was recorded in discontinued operations under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings.

For additional information about the GE Capital Exit Plan 2015 sales agreements and after-tax charges, refer to our Form 8-K filed on June 3, 2016 related to the Annual Report on Form 10-K for the year ended December 31, 2015.

In addition to the above charges, during the year ended December 31, 2016, we have incurred other costs related to our ongoing liability management actions, including $0.6 billion of pre-tax losses related to the repurchase of $12.5 billion of long-term unsecured debt and subordinated debentures which were recorded in continuing operations.

GE 2016 FORM 10-K 32

SEGMENT OPERATIONS

SEGMENT CHANGES
•
Beginning in the third quarter of 2016, the former Energy Connections and Appliances & Lighting segments are presented as one reporting segment called Energy Connections & Lighting. This segment includes historical results of the Appliances business prior to its sale in June 2016.

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

With respect to the segment revenue and profit walks, the overall effect of foreign exchange is included within multiple captions as follows:

•	The translational foreign exchange impact is included within Foreign Exchange.
•	The transactional impact of foreign exchange hedging is included in operating cost within Productivity and in other income within Other.

GE 2016 FORM 10-K 33

SIGNIFICANT SEGMENT DEVELOPMENTS

ALSTOM ACQUISITION

On November 2, 2015, we completed the acquisition of Alstom's Thermal, Renewables and Grid businesses, resulting in two months of activity in 2015 results and a full year of activity in 2016 results. The completion of the transaction followed the regulatory approval of the deal in over 20 countries and regions including the EU, U.S., China, India, Japan and Brazil. The cash purchase price was €9.2 billion (approximately $10.1 billion), net of cash acquired. The acquisition and alliances with Alstom affected our Power, Energy Connections & Lighting and Renewable Energy segments, and to a lesser extent our Oil & Gas segment.

At year-end 2015, our preliminary allocation of purchase price resulted in recognition of approximately $13.5 billion of goodwill, $5.2 billion of intangible assets, and $1.1 billion of unfavorable customer contract liabilities. The preliminary fair value of the associated noncontrolling interest was approximately $3.6 billion. As of the end of 2016, the amount of goodwill, intangible assets and unfavorable customer contract liabilities recognized was adjusted to approximately $17.3 billion, $4.4 billion, and $2.7 billion, respectively. The adjustments reflected revisions in estimates primarily related to cash flows and other valuation assumptions for customer contracts, increases to legal reserves, and other fair value adjustments related to acquired assets and liabilities. Deferred taxes, unrecognized tax benefits and other tax uncertainties were also adjusted under applicable accounting rules. We finalized our purchase accounting analysis in the fourth quarter of 2016. See Note 8 to the consolidated financial statements for further information.

For the year ended December 31, 2016, Alstom contributed revenues of $13.0 billion and an operating loss of $0.3 billion, of which $0.8 billion of profit is included in the segment results and $1.0 billion of charges is included in Corporate, primarily related to purchase accounting and acquisition related charges. Including the effects of tax benefits of $0.8 billion, net earnings were $0.4 billion for the year ended December 31, 2016. In addition, Alstom used cash flows from operating activities of $0.3 billion for the year ended December 31, 2016. Alstom related revenues and operating profit are presented separately in the segment revenues and profit walks that follow.

SALE OF APPLIANCES

On January 15, 2016, we announced the signing of an agreement to sell our Appliances business to Haier. On June 6, 2016, we completed the sale for proceeds of $5.6 billion (including $0.8 billion from the sale of receivables originated in our Appliances business and sold from GE Capital to Haier) and recognized an after-tax gain of $1.8 billion in 2016.

GE 2016 FORM 10-K 34

SUMMARY OF OPERATING SEGMENTS

	General Electric Company and consolidated affiliates
(In millions)	2016	2015	2014	2013	2012

Revenues
Power	$26,827	$21,490	$20,580	$19,315	$20,364
Renewable Energy	9,033	6,273	6,399	4,824	7,373
Oil & Gas	12,898	16,450	19,085	17,341	15,539
Aviation	26,261	24,660	23,990	21,911	19,994
Healthcare	18,291	17,639	18,299	18,200	18,290
Transportation	4,713	5,933	5,650	5,885	5,608
Energy Connections & Lighting	15,133	16,351	15,724	15,907	15,379
Total industrial segment revenues	113,156	108,796	109,727	103,383	102,548
Capital	10,905	10,801	11,320	11,267	11,268
Total segment revenues	124,061	119,597	121,047	114,650	113,816
Corporate items and eliminations	(368)	(2,211)	(3,863)	(1,405)	(1,228)
Consolidated revenues	$123,693	$117,386	$117,184	$113,245	$112,588

Segment profit
Power	$4,979	$4,502	$4,486	$4,328	$4,368
Renewable Energy	576	431	694	485	914
Oil & Gas	1,392	2,427	2,758	2,357	2,064
Aviation	6,115	5,507	4,973	4,345	3,747
Healthcare	3,161	2,882	3,047	3,048	2,920
Transportation	1,064	1,273	1,130	1,166	1,031
Energy Connections & Lighting	311	944	677	491	442
Total industrial segment profit	17,598	17,966	17,764	16,220	15,487
Capital	(1,251)	(7,983)	1,209	401	1,245
Total segment profit	16,347	9,983	18,973	16,621	16,731
Corporate items and eliminations	(4,226)	(5,108)	(6,225)	(6,002)	(4,719)
GE interest and other financial charges	(2,026)	(1,706)	(1,579)	(1,333)	(1,353)
GE provision for income taxes	(967)	(1,506)	(1,634)	(1,667)	(2,013)
Earnings from continuing operations
attributable to GE common shareowners	9,128	1,663	9,535	7,618	8,646
Earnings (loss) from discontinued
operations, net of taxes	(954)	(7,495)	5,855	5,475	5,047
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	(1)	312	157	36	53
Earnings (loss) from discontinued operations,
net of taxes and noncontrolling interests	(952)	(7,807)	5,698	5,439	4,995
Consolidated net earnings (loss)
attributable to GE common shareowners	$8,176	$(6,145)	$15,233	$13,057	$13,641

GE 2016 FORM 10-K 35

SEGMENT RESULTS

(Dollars in billions)
INDUSTRIAL SEGMENT EQUIPMENT & SERVICES REVENUES	INDUSTRIAL SEGMENT PROFIT
Equipment(a) Services(b)
(a) In 2015, $59.8 billion, excluding $1.1 billion related to Alstom.* In 2016, $52.7 billion, excluding $8.1 billion related to Alstom*
(b) In 2015, $47.1 billion, excluding $0.8 billion related to Alstom.* In 2016, $47.5 billion, excluding $4.9 billion related to Alstom*
(a) $18.1 billion, excluding $(0.2) billion related to Alstom* (b) $16.8 billion, excluding $0.8 billion related to Alstom*
2016 – 2015 COMMENTARY
• Industrial segment revenues increased $4.4 billion, or 4%, primarily driven by increases at Power and Renewable Energy, mainly due to the effects of the Alstom acquisition, and an organic increase at Renewable Energy. This increase in industrial segment revenues was partially offset by lower revenues at Oil & Gas and Transportation, including the effects of foreign currency exchange of $0.3 billion at Oil & Gas.
• Industrial segment acquisition revenues, driven by Alstom, also positively affected Energy Connections & Lighting, however, this was mostly offset by the effects of disposition revenues related to the sale of Appliances in the second quarter of 2016 and sales of Meters, Intelligent Platforms Embedded Systems Products and Signaling businesses in 2015.
• Industrial segment profit decreased $0.4 billion, or 2%, mainly driven by lower earnings organically at Oil & Gas and Energy Connections & Lighting, as well as an unfavorable impact of foreign exchange, partially offset by higher earnings at Aviation, Power, Healthcare and Renewable Energy.
• Industrial segment operating profit margin decreased 90 bps to 15.6%, primarily driven by the effects of Alstom results. Excluding Alstom*, industrial segment operating profit margin was 16.8%, compared with 17.0% in 2015, reflecting core decreases at Power, Oil & Gas and Energy Connections & Lighting, that more than offset increases at Aviation, Healthcare and Transportation.

2015 – 2014 COMMENTARY
• Industrial segment revenues decreased $0.9 billion, or 1%, primarily driven by decreases at Oil & Gas, mainly related to the effects of foreign currency exchange and a decrease at Oil & Gas organically. This decrease was partially offset by higher revenues at Power, Energy Connections & Lighting, and Aviation, mainly as a result of organic increases, as well as the effects of the Alstom acquisition at Power and Energy Connections & Lighting, partially offset by the effects of dispositions related to the sale of Intelligent Platforms Embedded Systems Products and Wayne in 2015.
• Industrial segment profit increased $0.2 billion, or 1%, mainly driven by higher earnings at Aviation, Energy Connections & Lighting and Transportation, partially offset by lower earnings at Oil & Gas and Renewable Energy, as well as an unfavorable impact of foreign exchange.
•    Industrial segment operating profit margin increased 30 bps to 16.5% primarily driven by Aviation and Transportation, partially offset by the effects of the Alstom acquisition. Excluding Alstom*, industrial segment operating profit margin was 17.0%, compared with 16.2% in 2014, reflecting core increases at Power and Energy Connections & Lighting.

*Non-GAAP Financial Measure

GE 2016 FORM 10-K 36

POWER

BUSINESS OVERVIEW

Leader: Steve Bolze	Headquarters & Operations
• Senior Vice President, GE and President & CEO, GE Power • Over 20 years of service with General Electric
• 22% of segment revenues
• 24% of industrial segment revenues
• 28% of industrial segment profit
• Headquarters: Schenectady, NY
• Serving customers in 140+ countries
• Employees: approximately 57,000

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

•
Gas Power Systems – offers a wide spectrum of heavy-duty and aeroderivative gas turbines for utilities, independent power producers and numerous industrial applications, ranging from small, mobile power to utility scale power plants.

•
Steam Power Systems – offers steam power technology for coal and nuclear applications including boilers, generators, steam turbines, and Air Quality Control Systems (AQCS) to help efficiently produce power and provide performance over the life of a power plant.

•
Power Services – delivers maintenance, service and upgrade solutions across total plant assets and over their operational lifecycle, leveraging the Industrial Internet to improve the performance of such solutions.

•
Distributed Power – provides technology-based products and services to generate reliable and efficient power at or near the point of use. The product portfolio features highly efficient, fuel flexible industrial gas engines, including Jenbacher and Waukesha engines, that generate power for numerous industries globally.

•
Water & Process Technologies – provides comprehensive chemical and equipment solutions and services to help manage and optimize water resources across numerous industries and municipalities, including water treatment, wastewater treatment and process system solutions.

•
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

GE 2016 FORM 10-K 37

OPERATIONAL OVERVIEW
(Dollars in billions)

2016 GEOGRAPHIC REVENUES: $ 26.8 BILLION	ORDERS
Equipment Services
(a) Includes $1.0 billion related to Alstom (b) Includes $10.0 billion related to Alstom
2016 SUB-SEGMENT REVENUES	BACKLOG
(a) Includes Water & Process Technologies, Distributed Power and GE Hitachi Nuclear	Equipment Services
(a) Includes $15.5 billion related to Alstom (b) Includes $18.3 billion related to Alstom
EQUIPMENT/SERVICES REVENUES	UNIT SALES

Services Equipment
SIGNIFICANT TRENDS & DEVELOPMENTS

•	The integration of Alstom's Thermal business has yielded significant efficiencies in supply chain, service infrastructure, new product development and SG&A costs.
•	We announced our plan to sell our Water & Process Technologies business that will further position the business for long-term growth.
•
We expanded our capabilities surrounding the manufacturing and supply of power plant equipment by acquiring Metem Corporation and a unit of South Korea's Doosan Engineering and Construction Company, which provides Heat Steam Recovery Generators.

•	Digital offerings have been developed to further complement our equipment and services business and drive value and better outcomes for our customers.
•	The business continues to invest in new product development, such as our new HA-Turbine, reciprocating engines and advanced upgrades, to expand our equipment and services offerings.
•	Excess capacity in developed markets, continued pressure in oil and gas applications and macroeconomic and geopolitical environments result in uncertainty for the industry and business.

GE 2016 FORM 10-K 38

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES		SEGMENT PROFIT	SEGMENT PROFIT MARGIN
(a) $20.6 billion, excluding $0.9 billion related to Alstom* (b) $20.6 billion, excluding $6.3 billion related to Alstom*	Equipment Services	(a) $4.6 billion, excluding $(0.1) billion related to Alstom* (b) $4.4 billion, excluding $0.6 billion related to Alstom*	(a) 22.3%, excluding (8.7)% related to Alstom* (b) 21.5%, excluding 9.0% related to Alstom*

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY:
2016 – 2015			2016 – 2015

Segment revenues up $5.3 billion (25%);
Segment profit up $0.5 billion (11%) as a result of:

• The increase in revenues was driven primarily by the effects of the Alstom acquisition, including higher sales at Steam Power Systems, as well as higher volume at Power Services, partially offset by the impact of a stronger U.S. dollar and lower other income. Core revenues were flat.
• The increase in profit was mainly driven by the effects of the Alstom acquisition, as well as material deflation, partially offset by lower cost productivity and an unfavorable business mix, driven by HA-Turbine shipments in the current year.

	Revenues	Profit
2015	$21.5	$4.5
Volume	0.1	-
Price	-	-
Foreign Exchange	(0.1)	-
(Inflation)/Deflation	N/A	0.1
Mix	N/A	(0.1)
Productivity	N/A	(0.1)
Other	(0.1)	(0.1)
Alstom	5.3	0.6
2016	$26.8	$5.0

2015 – 2014			2015 – 2014

Segment revenues up $0.9 billion (4%);
Segment profit was flat as a result of:

• The increase in revenues was mainly driven by higher volume, primarily at Power Services, as well as the effects of the Alstom acquisition, partially offset by the impact of a stronger U.S. dollar.
• Profit was flat as higher volume, the effects of deflation, higher prices, and favorable business mix were offset by lower productivity, including an increase in SG&A cost, the impact of a stronger U.S. dollar, and the effects of the Alstom acquisition.

	Revenues	Profit
2014	$20.6	$4.5
Volume	0.8	0.2
Price	0.1	0.1
Foreign Exchange	(0.8)	(0.1)
(Inflation)/Deflation	N/A	0.2
Mix	N/A	0.1
Productivity	N/A	(0.4)
Other	-	-
Alstom	0.9	(0.1)
2015	$21.5	$4.5

*Non-GAAP Financial Measure

GE 2016 FORM 10-K 39

RENEWABLE ENERGY

BUSINESS OVERVIEW

Leader: Jérôme Pécresse	Headquarters & Operations
• Senior Vice President, GE and President & CEO, GE Renewable Energy • Former Alstom Renewable Power Executive Vice President	• 7% of segment revenues • 8% of industrial segment revenues • 3% of industrial segment profit • Headquarters: Paris, France • Serving customers in 80+ countries • Employees: approximately 12,000
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

•
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

•
Offshore Wind – offers its high-yield offshore wind turbine, Haliade 150-6MW, which is compatible with bottom fixed and floating foundations. It uses the innovative pure torque design and the Advanced High Density direct-drive Permanent Magnet Generator. Wind services support customers over the lifetime of their fleet.

•
Hydro – provides a full range of solutions, products and services to serve the hydropower industry from initial design to final commissioning, from Low Head / Medium / High Head hydropower plants to pumped storage hydropower plants, small hydropower plants, concentrated solar power plants, geothermal power plants and biomass power plants.

Competition & Regulation

Renewable energy is now mainstream and more able to compete with other sources of power generation. While many factors, including government incentives and specific market rules, affect how renewable energy can deliver outcomes for customers in a given region, the point is the same: renewable energy is increasingly able to compete with fossil fuels. That is in large part due to technology. New innovations such as the digitization of renewable energy continue to drive down costs. We are also helping to make renewable energy more competitive through wind turbine product improvements, including larger rotors, taller towers and higher nameplate ratings that continue to drive down the cost of wind energy. As industry models continue to evolve, our digital strategy and investments in technical innovation will position us to add value for customers looking for clean, renewable energy.

GE 2016 FORM 10-K 40

OPERATIONAL OVERVIEW
(Dollars in billions)

2016 GEOGRAPHIC REVENUES: $ 9.0 BILLION	ORDERS
Equipment Services
(a) Includes $0.5 billion related to Alstom (b) Includes $1.8 billion related to Alstom
2016 SUB-SEGMENT REVENUES	BACKLOG
Equipment Services
(a) Includes $5.3 billion related to Alstom (b) Includes $5.5 billion related to Alstom
EQUIPMENT/SERVICES REVENUES	UNIT SALES

Services Equipment
SIGNIFICANT TRENDS & DEVELOPMENTS
•	Renewable energy has experienced a surge of development in the last decade. Renewable energy capacity additions account for approximately half of all power plant additions worldwide.
•
The market to "repower" existing wind turbines – i.e., upgrade units that have been in service for a number of years to increase their efficiency and performance – is growing as the existing Onshore Wind turbine fleet is aging.  Repowering allows customers to increase the annual energy output of their installed base, provide more competitively priced energy, and extend the life of their assets.

•	New Product Introductions continue to be a key lever as our customers show a willingness to invest in new technology that decreases the levelized cost of energy.
•
The $1.7 billion planned acquisition of LM Wind Power will bolster the ability of the GE Onshore and Offshore wind businesses to add value for customers while in-sourcing production and also better serve the customers of LM Wind Power.

•
In 2016, we introduced new software applications suite for the Digital Wind Farm.  The new apps, which streamline wind farm operations, are compatible with the company's latest 2 and 3 MW wind turbine platforms and GE's broader Predix software and diagnostics platform. The new applications can reduce maintenance costs by up to 10 percent and deliver one-to-three percent of additional revenue per site.

•
The Offshore Wind business supported its customer, Deepwater Wind, in bringing the first ever offshore wind farm – the 30MW Block Island Wind Farm near Rhode Island – into commercial operation in the U.S.

•
Continued competitive pressure from other wind turbine producers, as well as from other energy sources such as primarily solar photovoltaic, reinforced by a general move to auction mechanisms, increases price pressure and the need for innovation in the wind market.

GE 2016 FORM 10-K 41

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES		SEGMENT PROFIT	SEGMENT PROFIT MARGIN
(a) $6.2 billion, excluding $0.1 billion related to Alstom* (b) $7.9 billion, excluding $1.2 billion related to Alstom*	Equipment Services	(a) $0.5 billion, excluding $(0.1) billion related to Alstom* (b) $0.5 billion, excluding an insignificant amount related to Alstom*	(a) 8.1%, excluding (79.3)% related to Alstom* (b) 6.9%, excluding 2.6% related to Alstom*

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY:
2016 – 2015			2016 – 2015

Segment revenues up $2.8 billion (44%);
Segment profit up $0.1 billion (34%) as a result of:

• The increase in revenues was due to higher volume, mainly driven by higher core equipment sales at Onshore Wind as a result of shipping 420 more onshore wind turbines than in the prior year, as well as higher sales at Hydro, driven by the effects of the Alstom acquisition. The increase was partially offset by lower other income, including negative foreign exchange transactional hedge impacts, and lower prices.
• The increase in profit was due to material deflation and higher volume, driven primarily by Onshore Wind, partially offset by lower other income, including negative foreign exchange transactional hedge impacts, lower prices and an unfavorable business mix, driven by low margin projects with higher services margins.

	Revenues	Profit
2015	$6.3	$0.4
Volume	2.0	0.1
Price	(0.1)	(0.1)
Foreign Exchange	(0.1)	-
(Inflation)/Deflation	N/A	0.2
Mix	N/A	(0.1)
Productivity	N/A	-
Other	(0.1)	(0.1)
Alstom	1.1	0.1
2016	$9.0	$0.6

2015 – 2014			2015 – 2014

Segment revenues down $0.1 billion (2%);
Segment profit down $0.3 billion (38%) as a result of:

• The decrease in revenues was primarily driven by the effects of a stronger U.S. dollar, partially offset by higher volume, driven by the sale of 2 MW onshore units, higher prices, the effects of the Alstom acquisition and other income.
• The decrease in profit was due to lower productivity, primarily driven by a shift to new products and technology, the effects of inflation, the effects of the Alstom acquisition and negative business mix, partially offset by higher prices and other income.

	Revenues	Profit
2014	$6.4	$0.7
Volume	0.3	-
Price	0.1	0.1
Foreign Exchange	(0.6)	-
(Inflation)/Deflation	N/A	(0.1)
Mix	N/A	(0.1)
Productivity	N/A	(0.1)
Other	0.1	0.1
Alstom	0.1	(0.1)
2015	$6.3	$0.4

*Non-GAAP Financial Measure

GE 2016 FORM 10-K 42

OIL & GAS

BUSINESS OVERVIEW

Leader: Lorenzo Simonelli	Headquarters & Operations
• Senior Vice President, GE and President & CEO, GE Oil & Gas • Over 20 years of service with General Electric	• 10% of segment revenues • 11% of industrial segment revenues • 8% of industrial segment profit • Headquarters: London, UK • Serving customers in 140+ countries • Employees: approximately 34,000
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

•
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

•
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

•
Digital Solutions (DS) – provides equipment and services for a wide range of industries, including oil & gas, power generation, aerospace, metals, and transportation. The offerings include sensor-based measurement; non-destructive testing and inspection; turbine, generator and plant controls and condition monitoring, as well as pipeline integrity solutions.

•
Surface – provides products and services for onshore oil & gas wells and manufactures artificial lift equipment for extracting crude oil and other fluids from wells. Specific products include downhole tools for well integrity, dry trees and surface wellheads, electric submersible pumps, surface wellheads, wireline logging, artificial lift technologies, drilling pressure control equipment.

•
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

GE 2016 FORM 10-K 43

OPERATIONAL OVERVIEW
(Dollars in billions)

2016 GEOGRAPHIC REVENUES: $ 12.9 BILLION	ORDERS
Equipment Services
(a) Includes $0.1 billion related to Alstom
2016 SUB-SEGMENT REVENUES	BACKLOG
Equipment Services
(a) Previously referred to as Measurement & Controls (M&C)	(a) Includes $0.1 billion related to Alstom
EQUIPMENT/SERVICES REVENUES

Services Equipment
SIGNIFICANT TRENDS & DEVELOPMENTS

•
In October 2016, we announced that our Oil & Gas business would combine with Baker Hughes to create a world-leading oilfield technology provider with mix of service and equipment. The combined businesses will be a leading equipment, technology and services provider in the oil and gas industry. The transaction is subject to the approval of Baker Hughes shareholders, regulatory approvals and other customary closing conditions.

•	Lower oil prices leading to reductions in customers' forecasted capital expenditures create industry challenges, the effects of which are uncertain.
•
We are impacted by volatility in foreign currency exchange rates mainly due to a high concentration of non-U.S. dollar denominated business as well as long-term contracts denominated in multiple currencies.

•	In 2015, a portion of the Distributed Power business that provides turbines for oil and gas applications was realigned from the Power segment to the Oil & Gas segment.
•	We continue to take significant cost reduction actions in response to the weakening oil & gas market.

GE 2016 FORM 10-K 44

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES		SEGMENT PROFIT	SEGMENT PROFIT MARGIN
(a) $12.8 billion, excluding $0.1 billion related to Alstom*	Equipment Services	(a) $1.4 billion, excluding an insignificant amount related to Alstom*	(a) 10.8%, excluding 6.5% related to Alstom*

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY:
2016 – 2015			2016 – 2015

Segment revenues down $3.6 billion (22%);
Segment profit down $1.0 billion (43%) as a result of:

• The decrease in revenues was mainly due to lower core volume across all sub-segments, primarily Surface and SS&D, due to lower oil prices, as well as the effects of a stronger U.S. dollar, and lower other income, including negative foreign exchange transactional hedge impacts, partially offset by the effects of the Alstom acquisition.
• The decrease in profit was primarily market driven, mainly due to lower core volume across all sub-segments due to lower oil prices, which, despite the effects of restructuring actions, drove lower cost productivity. Profit was also adversely impacted by unfavorable foreign exchange transactional hedge impacts in the year. These decreases were partially offset by material deflation. Operating profit excluding the effects of foreign exchange of $0.1 billion was $1.5 billion (down 37% compared with prior year).*

	Revenues	Profit
2015	$16.5	$2.4
Volume	(3.0)	(0.4)
Price	(0.3)	(0.3)
Foreign Exchange	(0.3)	-
(Inflation)/Deflation	N/A	0.2
Mix	N/A	-
Productivity	N/A	(0.5)
Other	(0.1)	-
Alstom	0.1	-
2016	$12.9	$1.4

2015 – 2014			2015 – 2014

Segment revenues down $2.6 billion (14%);
Segment profit down $0.3 billion (12%) as a result of:

• The decrease in revenues was primarily due to the impact of a stronger U.S. dollar and lower volume at Surface and SS&D, driven by lower oil prices. Organic revenues* were down 5% compared with prior year.
• The decrease in profit was primarily due to the impact of a stronger U.S. dollar and lower volume at Surface and SS&D, driven by lower oil prices, partially offset by the effects of deflation and cost productivity. Organic profit* increased 1% compared with prior year.

	Revenues	Profit
2014	$19.1	$2.8
Volume	(1.0)	(0.1)
Price	-	-
Foreign Exchange	(1.6)	(0.3)
(Inflation)/Deflation	N/A	0.1
Mix	N/A	-
Productivity	N/A	0.1
Other	-	-
Alstom	-	-
2015	$16.5	$2.4

*Non-GAAP Financial Measure

GE 2016 FORM 10-K 45

 AVIATION

BUSINESS OVERVIEW

Leader: David Joyce	Headquarters & Operations
• Vice Chairman, GE and President & CEO, GE Aviation • Over 30 years of service with General Electric	• 21% of segment revenues • 23% of industrial segment revenues • 35% of industrial segment profit • Headquarters: Cincinnati, OH • Serving customers in 120+ countries • Employees: approximately 45,000
Products & Services

Aviation designs and produces commercial and military aircraft engines, integrated digital components, electric power and mechanical aircraft systems. We also provide aftermarket services to support our products.

•
Commercial Engines – manufactures jet engines and turboprops for commercial airframes. Our commercial engines power aircraft in all categories; regional, narrowbody and widebody. We also manufacture engines and components for business and general aviation segments.

•	Commercial Services – provides maintenance, component repair and overhaul services (MRO), including sales of replacement parts.
•
Military – manufactures jet engines for military airframes. Our military engines power a wide variety of military aircraft including fighters, bombers, tankers, helicopters and surveillance aircraft, as well as marine applications. We provide maintenance, component repair and overhaul services, including sales of replacement parts.

•
Systems – provides components, systems and services for commercial and military segments. This includes avionics systems, aviation electric power systems, flight efficiency and intelligent operation services, aircraft structures and Avio Aero.

•
Additive – provides machines for metal additive manufacturing for industry and comprises our existing technologies as well as two new acquisitions, enabling the design and manufacture of complex parts and leverage of technology for improved cost and performance.

•
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

GE 2016 FORM 10-K 46

OPERATIONAL OVERVIEW
(Dollars in billions)

2016 GEOGRAPHIC REVENUES: $ 26.3 BILLION	ORDERS
Equipment Services
2016 SUB-SEGMENT REVENUES	BACKLOG
Equipment Services
EQUIPMENT/SERVICES REVENUES	UNIT SALES
(a) GEnx and LEAP engines are a subset of commercial engines (b) Commercial spares shipment rate in millions of dollars per day
Services Equipment
SIGNIFICANT TRENDS & DEVELOPMENTS

•
The installed base continues to grow with new product launches. In 2016, through our CFM joint venture, we successfully launched the LEAP engine for application on the Airbus A320 NEO. Another variant of the engine, applied to the Boeing 737 MAX aircraft, is expected to enter in service in 2017. We are also continuing development on the Advanced Turbo Prop program, and the GE9X engine incorporating the latest technologies for application in the widebody aircraft space.

•
During the fourth quarter of 2016, Aviation completed its acquisition of a 75% stake in Concept Laser GmbH, a German company specializing in powder bed based laser metal printing, and a 76.2% stake in Arcam AB, a Swedish company specializing in electron beam melting systems. We expect both of these investments in the additive manufacturing space to open a new market segment and also realize manufacturing efficiencies for GE.

•
Our digital industrial business is providing insights and operational value for our customers, unlocking opportunities to deliver more productivity beyond our traditional services and becoming a better partner as we work on solving our customers' toughest operational problems. Our digital factory initiatives, including digital design tools, advanced and automated inspection, and advanced manufacturing analytics are enabling our operations, partners and suppliers to dramatically reduce cycle time while improving quality.

•	We expect an uptick in military shipments and continue to advance our next generation science and technology programs, two of which were awarded contracts in 2016.

GE 2016 FORM 10-K 47

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES		SEGMENT PROFIT	SEGMENT PROFIT MARGIN
Equipment Services

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY:
2016 – 2015			2016 – 2015

Segment revenues up $1.6 billion (6%);
Segment profit up $0.6 billion (11%) as a result of:

• The increase in revenues was primarily due to higher services volume and LEAP engine shipments, partially offset by lower equipment volume driven by lower Military shipments. Revenues also increased as a result of higher engines and services pricing. Prices increased in response to higher material and conversion costs.
• The increase in profit was mainly due to higher cost productivity, driven by higher services volume and prices. These increases were partially offset by the effects of inflation, an unfavorable business mix driven by LEAP shipments, and lower other income.

	Revenues	Profit
2015	$24.7	$5.5
Volume	1.5	0.3
Price	0.2	0.2
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	(0.2)
Mix	N/A	(0.1)
Productivity	N/A	0.5
Other	-	(0.1)
2016	$26.3	$6.1

2015 – 2014			2015 – 2014

Segment revenues up $0.7 billion (3%);
Segment profit up $0.5 billion (11%) as a result of:

• The increase in revenues was due to higher prices in Commercial Engines and higher services volume, partially offset by decreased equipment sales.
• The increase in profit was mainly due to higher prices, favorable business mix and higher cost productivity, partially offset by the effects of inflation and lower other income.

	Revenues	Profit
2014	$24.0	$5.0
Volume	0.1	-
Price	0.5	0.5
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	(0.2)
Mix	N/A	0.2
Productivity	N/A	0.1
Other	-	(0.1)
2015	$24.7	$5.5

GE 2016 FORM 10-K 48

HEALTHCARE

BUSINESS OVERVIEW

Leader: John L. Flannery	Headquarters & Operations
• Senior Vice President, GE and President & CEO, GE Healthcare • Over 25 years of service with General Electric	• 15% of segment revenues • 16% of industrial segment revenues • 18% of industrial segment profit • Headquarters: Chicago, IL • Serving customers in 140+ countries • Employees: approximately 54,000
Products & Services

Healthcare provides essential healthcare technologies to developed and emerging markets and has expertise in medical imaging, digital solutions, patient monitoring and diagnostics, drug discovery, biopharmaceutical manufacturing technologies and performance improvement solutions. Products and services are sold worldwide primarily to hospitals, medical facilities, pharmaceutical and biotechnology companies, and to the life science research market.

•
Healthcare Systems – provides a wide range of technologies and services that include diagnostic imaging and clinical systems. Diagnostic imaging systems such as X-ray, digital mammography, computed tomography (CT), magnetic resonance (MR), surgical and interventional imaging and molecular imaging technologies allow clinicians to see inside the human body more clearly. Clinical systems such as ultrasound, electrocardiography (ECG), bone densitometry, patient monitoring, incubators and infant warmers, respiratory care, and anesthesia management that enable clinicians to provide better care for patients every day – from wellness screening to advanced diagnostics to life-saving treatment. Healthcare systems also offers product services that include remote diagnostic and repair services for medical equipment manufactured by GE and by others.

•
Life Sciences – delivers products, services and manufacturing solutions for drug discovery, the biopharmaceutical industry and cellular technologies, so scientists and specialists discover new ways to predict, diagnose and treat disease. It also researches, manufactures and markets innovative imaging agents used during medical scanning procedures to highlight organs, tissue and functions inside the human body, to aid physicians in the early detection, diagnosis and management of disease through advanced in-vivo diagnostics.

•
Healthcare Digital – provides medical technologies, software, analytics, cloud solutions, implementation and services to drive increased access, enhanced quality and more affordable healthcare around the world. By combining digital and industrial, software and hardware, Healthcare Digital delivers integrated digital solutions that improve outcomes.

Competition & Regulation

Healthcare competes with a variety of U.S. and non-U.S. manufacturers and services providers. Customers require products and services that allow them to provide better access to healthcare, improve the affordability of care, and improve the quality of patient outcomes. Technology and solution innovation to provide products that meet these customer requirements and competitive pricing are among the key factors affecting competition for these products and services. New technologies and solutions could make our products and services obsolete unless we continue to develop new and improved products and services.

Our products are subject to regulation by numerous government agencies, including the U.S. Food and Drug Administration (U.S. FDA), as well as various laws and regulations that apply to claims submitted under Medicare, Medicaid or other government funded healthcare programs.

GE 2016 FORM 10-K 49

OPERATIONAL OVERVIEW
(Dollars in billions)

2016 GEOGRAPHIC REVENUES: $ 18.3 BILLION	ORDERS
Equipment Services
2016 SUB-SEGMENT REVENUES	BACKLOG
Equipment Services
EQUIPMENT/SERVICES REVENUES

Services Equipment
SIGNIFICANT TRENDS & DEVELOPMENTS

•
We continue to lead in technology innovation with greater focus on productivity based technology, services, and IT/cloud-based solutions as healthcare providers seek greater productivity and efficiency.

•
The U.S. market is facing uncertainty regarding the future of the Affordable Care Act. Emerging markets are expected to grow long-term with short-term volatility. The China market was more robust in 2016 and is expected to be a source of growth.

•	Life Sciences is expanding its business through bioprocess market growth and enterprise solutions.

GE 2016 FORM 10-K 50

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES		SEGMENT PROFIT	SEGMENT PROFIT MARGIN
Equipment Services

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY:
2016 – 2015			2016 – 2015

Segment revenues up $0.7 billion (4%);
Segment profit up $0.3 billion (10%) as a result of:

• The increase in revenues was primarily due to higher volume in Life Sciences and Healthcare Systems, as well as higher other income, partially offset by lower prices at Healthcare Systems and the effects of a stronger U.S. dollar.
• The increase in profit was primarily driven by higher cost productivity, including the effects of previous restructuring actions and strong volume growth, partially offset by lower prices at Healthcare Systems.

	Revenues	Profit
2015	$17.6	$2.9
Volume	1.0	0.2
Price	(0.3)	(0.3)
Foreign Exchange	(0.1)	-
(Inflation)/Deflation	N/A	-
Mix	N/A	-
Productivity	N/A	0.4
Other	0.1	-
2016	$18.3	$3.2

2015 – 2014			2015 – 2014

Segment revenues down $0.7 billion (4%);
Segment profit down $0.2 billion (5%) as a result of:

• The decrease in revenues was primarily due to the effects of a stronger U.S. dollar, as well as lower prices, mainly at Healthcare Systems, partially offset by higher volume in Life Sciences and Healthcare Systems.
• The decrease in profit was primarily due to lower prices, mainly in Healthcare Systems, the effects of inflation and the impact of a stronger U.S. dollar, partially offset by higher productivity, as increased R&D and related costs were more than offset by higher cost productivity, and higher volume.

	Revenues	Profit
2014	$18.3	$3.0
Volume	0.8	0.1
Price	(0.3)	(0.3)
Foreign Exchange	(1.1)	(0.1)
(Inflation)/Deflation	N/A	(0.2)
Mix	N/A	-
Productivity	N/A	0.3
Other	(0.1)	-
2015	$17.6	$2.9

GE 2016 FORM 10-K 51

 TRANSPORTATION

BUSINESS OVERVIEW

Leader: Jamie S. Miller	Headquarters & Operations
• Senior Vice President, GE and President & CEO, GE Transportation • 8 years of service with General Electric	• 4% of segment revenues • 4% of industrial segment revenues • 6% of industrial segment profit • Headquarters: Chicago, IL • Serving customers in 60+ countries • Employees: approximately 10,000

Products & Services
Transportation is a global technology leader and supplier to the railroad, mining, marine, stationary power and drilling industries. Products and services offered by Transportation include:

•
Locomotives – we provide freight and passenger locomotives as well as rail services to help solve rail challenges. We manufacture high-horsepower, diesel-electric locomotives including the Evolution SeriesTM, which meets or exceeds the U.S. Environmental Protection Agency's (EPA) Tier 4 requirements for freight and passenger applications.

•
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

•	Digital Solutions – we offer a suite of software-enabled solutions to help our customers lower operational costs, increase productivity and improve service quality and reliability.
•	Mining – we provide mining equipment and services. The portfolio includes drive systems for off-highway vehicles, mining equipment, mining power and productivity.
•	Marine, Stationary & Drilling – we offer marine diesel engines and stationary power diesel engines and motors for land and offshore drilling rigs.

Competition & Regulation

The competitive environment for locomotives and mining equipment and services consists of large global competitors. A number of smaller competitors compete in a limited-size product range and geographic regions. North America will remain a focus of the industry, due to the EPA Tier 4 emissions standard that went into effect in 2015.

GE 2016 FORM 10-K 52

OPERATIONAL OVERVIEW
(Dollars in billions)

2016 GEOGRAPHIC REVENUES: $ 4.7 BILLION	ORDERS
Equipment Services
2016 SUB-SEGMENT REVENUES	BACKLOG
(a) Includes Digital Solutions and Marine, Stationary & Drilling	Equipment Services
EQUIPMENT/SERVICES REVENUES	UNIT SALES

Services Equipment
SIGNIFICANT TRENDS & DEVELOPMENTS

•	Rail carload volumes, especially in North America, continue to decline and the number of parked locomotives remained high throughout 2016.
•	Demand for natural resources remains low, driving a decline in the overall mining industry.
•	Global locomotive deliveries were down from 985 units in 2015 to 749 units in 2016, due to a lower need for power across the railroad industry.
•	The Signaling business was sold to Alstom on November 2, 2015 for approximately $0.8 billion, on which we recognized a pre-tax gain of $0.6 billion, which was reported in Corporate.

GE 2016 FORM 10-K 53

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES		SEGMENT PROFIT	SEGMENT PROFIT MARGIN
Equipment Services

SEGMENT REVENUES & PROFIT WALK:			COMMENTARY:
2016 – 2015			2016 – 2015

Segment revenues down $1.2 billion (21%);
Segment profit down $0.2 billion (16%) as a result of:

• The decrease in revenues was primarily driven by lower equipment volume, driven by 236 fewer locomotive shipments than in the prior year, as well as lower services volume due to higher parked locomotives. The decrease in revenues was also impacted by the Signaling business disposition in November 2015.
• The decrease in profit was primarily driven by lower volume, partially offset by material deflation and higher cost productivity, as well as the effects of restructuring actions.

	Revenues	Profit
2015	$5.9	$1.3
Volume	(1.2)	(0.2)
Price	-	-
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	0.1
Mix	N/A	-
Productivity	N/A	-
Other	-	-
2016	$4.7	$1.1

2015 – 2014			2015 – 2014

Segment revenues up $0.3 billion (5%);
Segment profit up $0.1 billion (13%) as a result of:

• The increase in revenues was primarily due to higher volume driven by Tier 4 locomotive sales, partially offset by the Signaling disposition.
• The increase in profit was primarily due to higher productivity, including a reduction in SG&A cost, and higher volume driven by Tier 4 locomotive sales, partially offset by negative business mix.

	Revenues	Profit
2014	$5.7	$1.1
Volume	0.3	0.1
Price	-	-
Foreign Exchange	-	-
(Inflation)/Deflation	N/A	-
Mix	N/A	(0.2)
Productivity	N/A	0.2
Other	-	-
2015	$5.9	$1.3

GE 2016 FORM 10-K 54

ENERGY CONNECTIONS & LIGHTING

BUSINESS OVERVIEW
Leaders: Russell Stokes, William Lacey & Maryrose Sylvester	Headquarters & Operations

• Senior Vice President, GE and President & CEO, GE Energy Connections
• Over 20 years of service with General Electric

• Vice President, GE and President & CEO, GE Lighting
• 25 years of service with General Electric

• Vice President, GE and President & CEO, Current, powered by GE
• Over 25 years of service with General Electric

• 12% of segment revenues
• 13% of industrial segment revenues
• 2% of industrial segment profit
• Energy Connections HQ: Atlanta, GA
• GE Lighting HQ: East Cleveland, OH
• Current, powered by GE HQ: Boston, MA
• Serving customers in 150+ countries
• Employees: approximately 53,000

Products & Services

GE Energy Connections designs and deploys industry-leading technologies that transport, convert, automate and optimize energy to ensure safe, efficient and reliable electrical power. Combining all the resources and scale of the world's digital industrial company, we connect brilliant machines, grids, and systems to power utility, oil & gas, marine, mining and renewables customers, that keep our world running.
Lighting includes the GE Lighting business, which is primarily focused on consumer lighting applications in the U.S., and Current, powered by GE (Current), which is focused on providing energy efficiency and productivity solutions for commercial and industrial customers.

Energy Connections
•
Industrial Solutions – creates advanced technologies that safely, reliably and efficiently distribute and control electricity to protect people, property and equipment. We provide high performance software and control solutions and offer products such as circuit breakers, relays, arresters, switchgear, panel boards and repair for the commercial, data center, healthcare, mining, renewable energy, oil & gas, water and telecommunication markets.

•
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

•
Power Conversion – applies the science and systems of power conversion to help drive the electric transformation of the world's energy infrastructure. Our product portfolio includes motors, generators, automation and control equipment and drives for energy intensive industries such as marine, oil & gas, renewable energy, mining, rail, metals, test systems and water.

GE 2016 FORM 10-K 55

•
Automation & Controls – serves as the Controls Center of Excellence for GE and is leading the next chapter in GE's digital industrial journey and transformation. In partnership with GE Digital, the Global Research Center, and GE businesses around the world, we are focused on the future of control solutions – helping customers become more productive and efficient. Each year $21 billion of GE equipment is sold with controls inside of them. Controls are critical to keeping industry running and connected. They are the brains of industrial equipment, connecting data and machines.

Lighting
•
GE Lighting – focused on driving innovation and growth in light emitting diode (LED) and connected home technology. The business offers LEDs in a variety of shapes, sizes, wattages and color temperatures. It's also investing in the growing smart home category, building a suite of connected lighting products with simple connection points that offer new opportunities to do more at home.

•
Current – delivers energy efficiency and productivity solutions for commercial and industrial customers. We combine infrastructure technology like LED and solar with new sensor-enabled data networks and Predix-based digital applications to help our customers reduce energy costs, better predict spend and gain business productivity insights. We partner with a wide variety of digital companies to help expand our application catalog, and we offer flexible financing solutions that help our customers achieve faster payback periods and better long-term value.

Competition & Regulation

Energy Connections & Lighting faces competition from businesses operating with global presence and with deep energy domain expertise. Our products and services sold to end customers are often subject to a number of regulatory specification and performance standards under different federal, state, foreign and energy industry standards. The potential combination of energy technologies like lighting and solar with sensor-based data networks is unlocking new Internet of Things (IoT) capabilities for the commercial and industrial market in which Current operates and introducing new competitors.

SIGNIFICANT TRENDS & DEVELOPMENTS

Energy Connections
•
We are continuing to see growth in renewable energy industries, specifically wind & solar industries, which is driving demand in our Power Conversion business for equipment and services. This growth is offset by the decline in the oil & gas industry.

•
We see soft demand in the North American and European electrical distribution market, and continued soft demand in other parts of the developed world. There are signs of market improvements in China, but the Asia Pacific region has mixed results.

•
The U.S. electrical grid capacity is high and load growth is expected to be slow in the near term; spending by utilities in the U.S. continues to be focused more heavily on sustaining operations versus capital investment.

•
Integrating large shares of renewables will require strengthening of the grid and ensuring the availability of power plants to dispatch at short notice; these system integration tools may present further business opportunities, and will be needed to pave the way for further decarbonization.

•	In December 2016, we announced our plan to sell our Industrial Solutions business.
•
The Intelligent Platforms Embedded Systems Products business of Automation & Control was sold in December 2015 for approximately $0.5 billion and the Electricity Meters business of Grid Solutions was sold in December 2015 for approximately $0.2 billion.

Lighting
•
In the last decade, the lighting industry has seen a major technology pivot away from traditional lighting products, including incandescent, halogen and specialty linear fluorescent lamps to energy-saving LEDs. That shift has been supported by the U.S. government phasing out incandescent bulbs and declining prices overall for LEDs. We estimate half of all residential sockets in the U.S. will convert to LED by 2020. This shift aligns with our LED focus.

•	In 2016, GE Lighting and Current both made strategic organizational changes to help reduce costs, focus on key markets and simplify the businesses.
Appliances
•
In June 2016, we completed the sale of our Appliances business to Haier for $5.6 billion (including $0.8 billion from the sale of receivables originated in our Appliances business and sold from GE Capital to Haier), on which we recognized an after-tax gain of $1.8 billion, which is reported in Corporate.

GE 2016 FORM 10-K 56

OPERATIONAL OVERVIEW
(Dollars in billions)

2016 GEOGRAPHIC REVENUES: $ 15.1 BILLION	ORDERS
Equipment Services
(a) Includes $1.1 billion related to Alstom (b) Included $5.5 billion related to Alstom
2016 SUB-SEGMENT REVENUES	BACKLOG
Equipment Services
(a) Includes Current, powered by GE (b) Reflects historical results of Appliances prior to its sale in June 2016	(a) Included $8.4 billion related to Alstom (b) Included $7.9 billion related to Alstom
EQUIPMENT/SERVICES REVENUES

Services Equipment

GE 2016 FORM 10-K 57

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES		SEGMENT PROFIT	SEGMENT PROFIT MARGIN
(a) $15.4 billion, excluding $1.0 billion related to Alstom* (b) $9.7 billion, excluding $5.5 billion related to Alstom*, and $7.1 billion, excluding $8.1 billion related to Alstom and Appliances*		Equipment Services

(a) $0.9 billion, excluding an insignificant amount related to Alstom*
(b) $0.1 billion, excluding $0.2 billion related to Alstom*, and $(0.1) billion, excluding $0.4 billion related to Alstom and Appliances*
			(a) 6.2%, excluding (0.5)% related to Alstom* (b) 1.5%, excluding 3.1% related to Alstom*, and (1.6)%, excluding 5.3% related to Alstom and Appliances*
SEGMENT REVENUES & PROFIT WALK:			COMMENTARY:
2016 – 2015			2016 – 2015

Segment revenues down $1.2 billion (7%);
Segment profit down $0.6 billion (67%) as a result of:

• Energy Connections revenues increased driven by the effects of Alstom, including higher equipment sales at Grid, partially offset by core decreases at Industrial Solutions and Power Conversion. The increase in revenues was partially offset by lower prices, the effects of a stronger U.S. dollar, and lower other income, including the negative foreign exchange transactional hedge impacts. Lighting revenues decreased primarily due to lower traditional lighting sales and were partially offset by increases in LED revenues and non-lighting product sales in Current, as well as lower prices. Revenues also decreased as a result of the sale of Appliances in June 2016.
• Energy Connections profit decreased primarily as a result of lower cost productivity, driven by core volume decreases, as well as lower other income, including negative foreign exchange transactional hedge impacts, and an unfavorable business mix, partially offset by the effects of Alstom. Lighting profit decreased as a result of the investment in Current, lower other income and lower prices, partially offset by material deflation. Profit also decreased due to the sale of Appliances in June 2016.

	Revenues	Profit
2015	$16.4	$0.9
Volume	(1.7)	(0.1)
Price	(0.1)	(0.1)
Foreign Exchange	(0.2)	-
(Inflation)/Deflation	N/A	-
Mix	N/A	(0.1)
Productivity	N/A	(0.2)
Other	(0.1)	(0.1)
Alstom	4.5	0.2
Appliances	(3.7)	(0.3)
2016	$15.1	$0.3

*Non-GAAP Financial Measure

GE 2016 FORM 10-K 58

2015 – 2014			2015 – 2014

Segment revenues up $0.6 billion (4%);
Segment profit up $0.3 billion (39%) as a result of:

• Energy Connections revenues increased primarily due to higher sales at Grid Solutions, driven by the effects of the Alstom acquisition, and a gain on the sale of a meters business, partially offset by the impact of a stronger U.S. dollar and lower volume at Industrial Solutions. Appliance revenues increased as a result of higher volume, partially offset by lower prices. Lighting revenues decreased as lower traditional lighting sales were partially offset by increases in LED revenues, lower prices and the impact of a stronger U.S. dollar, partially offset by gains on asset sales.
• Energy Connections profit increased primarily due to higher productivity, including a reduction in SG&A, partially offset by the impact of a stronger U.S. dollar. Appliances profit increased due to improved productivity, including the effects of classifying Appliances as a business held for sale, partially offset by lower prices. Lighting profit decreased as a result of lower prices, partially offset by material deflation.

	Revenues	Profit
2014	$15.7	$0.7
Volume	-	-
Price	(0.1)	(0.1)
Foreign Exchange	(0.7)	(0.1)
(Inflation)/Deflation	N/A	0.1
Mix	N/A	-
Productivity	N/A	0.1
Other	-	-
Alstom	1.0	-
Appliances	0.4	0.3
2015	$16.4	$0.9

GE 2016 FORM 10-K 59

CAPITAL

BUSINESS OVERVIEW

Leader: Richard Laxer	Headquarters & Operations
• Senior Vice President, GE and Chairman & CEO, GE Capital • Over 30 years of service with General Electric	• 9% of segment revenues • Headquarters: Norwalk, CT • Employees: approximately 6,000
Products & Services

Capital is the financial services division of GE focused on customers and markets aligned with GE's industrial businesses, whether in developed economies or emerging markets. We provide financial products and services around the globe that are geared to utilize GE's industry specific expertise in aviation, energy, infrastructure, and healthcare to capitalize on market-specific opportunities. In addition, we continue to operate our run-off insurance activities as part of our continuing operations. Our expertise, domain knowledge, and deep relationships create an environment for new hospitals to obtain necessary equipment, cities to function more safely, and transportation networks to deliver people, goods, and services on time. We are the Capital in the GE Store. Products and services include:

•
Industrial Finance (IF) – provides exclusive equipment financing solutions globally for the GE industrial businesses.  In addition, its Working Capital Solutions business provides critical working capital services to GE to help optimize cash management.

•
Energy Financial Services (EFS) – a global energy investor that provides world class financial solutions and underwriting capabilities for Power, Renewable Energy, and Oil & Gas to meet rising demand and sustainability imperatives.  EFS invests in long-lived, capital intensive energy projects and companies by providing structured equity, debt, leasing, partnership financing, project finance and broad-based commercial finance.

•	GE Capital Aviation Services (GECAS) – offers commercial aircraft leasing, financing, services, and consulting with the industry's broadest range of business solutions.

As a result of the GE Capital Exit Plan, GE Capital's Real Estate business, Consumer business and most of its Commercial Lending and Leasing (CLL) business are classified as discontinued operations and are no longer reported as part of the Capital segment. As such, all comparative prior period information has been reclassified to reflect Real Estate, Consumer and most of CLL as discontinued operations. As of December 31, 2016, we have substantially completed the dispositions related to the GE Capital Exit Plan.

Competition & Regulation

The businesses in which we engage are subject to competition from various types of financial institutions, including commercial banks, investment banks, leasing companies, independent finance companies, finance companies associated with manufacturers and insurance and reinsurance companies.
With the rescission of its designation as a nonbank SIFI in June 2016, GE Capital's activities are no longer subject to the consolidated supervision of the Federal Reserve or subject to the enhanced prudential standards set forth in the Dodd Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, including minimum regulatory capital and liquidity requirements, submission of annual resolution plans, the Volcker Rule and regulatory reporting requirements.
GE Capital's international operations are consolidated under GE Capital International Holdings Limited, a wholly owned subsidiary of GE Capital. GE Capital International Holdings Limited continues to maintain its own capital structure and is supervised on a consolidated basis by the U.K. Prudential Regulation Authority (PRA). The PRA's supervision includes capital and liquidity standards that could impact GE Capital's ability to pay dividends to GE. We expect to exit the PRA's consolidated supervision in 2017.

GE 2016 FORM 10-K 60

OPERATIONAL OVERVIEW
(Dollars in billions)

2016 GEOGRAPHIC REVENUES: $10.9 BILLION	2016 SUB-SEGMENT REVENUES

ENDING NET INVESTMENT, EXCLUDING LIQUIDITY*	SUB-SEGMENT ASSET ALLOCATION AS OF DECEMBER 31, 2016

(a) $166 billion including discontinued operations (b) $93 billion including discontinued operations

SIGNIFICANT TRENDS & DEVELOPMENTS
•
The GE Capital Exit Plan – As the GE Capital Exit Plan progresses, we will continue to incur interest on non-Verticals borrowings, restructuring costs and GE and GE Capital headquarters costs that are in excess of those allocated to the Verticals. These costs are recorded within other continuing operations within Capital.

*Non-GAAP Financial Measure

GE 2016 FORM 10-K 61

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES		SEGMENT PROFIT (LOSS)(a)
	Total Capital Other Continuing Verticals		Total Capital Verticals Other Continuing
(a) Interest and other financial charges and income taxes areincluded in determining segment profit for the Capital segment.

COMMENTARY: 2016 – 2015

Capital revenues increased $0.1 billion, or 1%, primarily due to lower impairments, higher gains and the effects of acquisitions, partially offset by organic revenue declines, the effects of dispositions and the effects of currency exchange.
•
Within Capital, Verticals revenues decreased by $0.2 billion, or 2%, as a result of organic revenue declines ($0.6 billion) and the effects of dispositions ($0.2 billion), partially offset by higher gains ($0.3 billion), lower impairments ($0.2 billion), and the effects of acquisitions.

•
Other Capital revenues increased $0.3 billion, or 99%, as a result of lower impairments ($0.2 billion) and organic revenue growth ($0.2 billion) partially offset by the effects of currency exchange ($0.1 billion).

Capital net loss decreased by $6.7 billion, or 84%, primarily due to the absence of the 2015 charges associated with the GE Capital Exit Plan.
•
Within Capital, Verticals net earnings increased by $0.2 billion, or 14%, as a result of higher gains ($0.2 billion) and lower impairments ($0.2 billion), partially offset by the effects of dispositions ($0.1 billion) and core decreases ($0.1 billion).

•	Other Capital net loss decreased by $6.5 billion, or 67%, primarily as a result of:
•	Lower tax expenses of $6.2 billion primarily related to the absence of the 2015 charges for repatriation of foreign earnings and write-off of deferred tax assets related to the GE Capital Exit Plan.
•
2016 tax benefits of $1.1 billion primarily related to increased tax efficiency of planned cash repatriations through increased foreign tax credit utilization of $0.8 billion and an IRS tax settlement of $0.3 billion.

•	Lower impairment expenses of $0.8 billion resulting from the 2015 impairment of a coal-fired power plant in the U.S.
•
Higher treasury operation expenses of $1.3 billion reflecting excess interest expense, costs associated with the February and May 2016 debt tenders and derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities. We expect to continue to have excess interest costs in 2017. We may engage in liability management actions, such as buying back debt, based on market and economic conditions.

•	Charges of $0.3 billion associated with the preferred equity exchange that was completed in January 2016.
•	Higher restructuring expenses of $0.2 billion.

GE 2016 FORM 10-K 62

COMMENTARY: 2015 – 2014

Capital revenues decreased by $0.5 billion, or 5%, primarily as a result of organic revenue declines, primarily due to lower ENI, lower gains and higher impairments, partially offset by the effects of acquisitions and dispositions.
• Within Capital, Verticals revenues decreased by $0.7 billion, or 6%, as a result of organic revenue declines ($0.9 billion), lower gains ($0.2 billion) and higher impairments ($0.1 billion), partially offset by the effects of acquisitions and dispositions ($0.5 billion).
Capital net earnings decreased by $9.2 billion primarily due to charges associated with the GE Capital Exit Plan.
•
Within Capital, Verticals net earnings increased by $0.1 billion, or 4%, as a result of lower equipment leased to others (ELTO) impairments ($0.1 billion) related to our operating lease portfolio of commercial aircraft and the effects of acquisitions and dispositions ($0.2 billion), partially offset by lower gains ($0.1 billion) and core decreases ($0.1 billion).

•	Other Capital net earnings decreased by $9.3 billion primarily as a result of the GE Capital Exit Plan as follows:
•	Higher tax expenses of $7.0 billion primarily related to expected repatriation of foreign earnings and write-off of deferred tax assets related to the GE Capital Exit Plan.
•
Higher treasury operation expenses of $1.0 billion reflecting excess interest expense, including costs associated with the debt exchange completed in October 2015 and derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities.

•	The 2015 $0.8 billion impairment of a coal-fired power plant in the U.S. related to a decision in the fourth quarter to exit the investment over time.

GE 2016 FORM 10-K 63

GE CORPORATE ITEMS AND ELIMINATIONS

GE Corporate Items and Eliminations is a caption used in the Segment Operations – Summary of Operating Segment table to reconcile the aggregated results of our segments to the consolidated results of the Company. As such, it includes corporate activities, including certain GE Digital activities, and the elimination of inter-segment activities. Specifically, the GE Corporate Items and Eliminations amounts related to revenues and earnings include the results of disposed businesses, certain amounts not included in GE industrial operating segment results because they are excluded from measurement of their operating performance for internal and external purposes and the elimination of inter-segment activities. In addition, the GE Corporate Items and Eliminations amounts related to earnings include certain costs of our principal retirement plans, restructuring and other costs reported in Corporate, and the unallocated portion of certain corporate costs (such as research and development spending and costs related to our Global Growth Organization).

REVENUES AND OPERATING PROFIT (COST)

(In millions)	2016	2015	2014

Revenues
Gains (losses) on disposals(a)	$3,444	$1,047	$91
NBCU settlement	-	450	-
Eliminations and other	(3,812)	(3,708)	(3,954)
Total Corporate Items and Eliminations	$(368)	$(2,211)	$(3,863)

Operating profit (cost)
Gains (losses) on disposals(a)	$3,444	$1,047	$91
NBCU settlement	-	450	-
Principal retirement plans(b)	(2,044)	(2,760)	(2,313)
Restructuring and other charges	(3,578)	(1,734)	(1,788)
Eliminations and other	(2,048)	(2,111)	(2,215)
Total Corporate Items and Eliminations	$(4,226)	$(5,108)	$(6,225)

CORPORATE COSTS

(In millions)	2016	2015	2014

Total Corporate Items and Eliminations	$(4,226)	$(5,108)	$(6,225)
Less non-operating pension cost*	(2,052)	(2,764)	(2,120)
Total Corporate costs (operating)*	$(2,175)	$(2,344)	$(4,105)

Less, restructuring and other charges, gains and NBCU settlement	(134)	(237)	(1,697)
Adjusted Corporate costs (operating)*	$(2,040)	$(2,107)	$(2,408)

(a)	Included gains (losses) on disposed or held for sale businesses.
(b)
Included non-operating pension cost* of $2.1 billion, $2.8 billion and $2.1 billion in 2016, 2015 and 2014, respectively, which includes expected return on plan assets, interest costs and non-cash amortization of actuarial gains and losses.

.

*Non-GAAP Financial Measure

GE 2016 FORM 10-K 64

2016 – 2015 COMMENTARY

Revenues and other income increased $1.8 billion, primarily a result of:
•
$2.4 billion of higher net gains from disposed and held for sale businesses, which included a $3.1 billion gain from the sale of our Appliances business to Haier and a $0.4 billion gain from the sale of GE Asset Management to State Street Corporation in 2016, partially offset by a $0.1 billion impairment charge related to a potential sale of a non-strategic platform in our Aviation business in 2016. Gains on disposed or held for sale businesses in 2015 included a $0.6 billion gain from the sale of our Signaling business, and a $0.2 billion break-up fee paid by Electrolux AB due to the termination of the agreement to acquire the GE Appliances business.

These increases to revenues and other income was partially offset by the following:
•	$0.5 billion lower other income from a settlement related to the NBCU transaction in 2015, and
•	$0.4 billion of higher inter-segment eliminations.

Operating costs decreased $0.9 billion, primarily as a result of:
•
$2.4 billion of higher net gains from disposed and held for sale businesses, which included a $3.1 billion gain from the sale of our Appliances business to Haier and a $0.4 billion gain from the sale of GE Asset Management to State Street Corporation in 2016, partially offset by a $0.1 billion impairment charge related to a potential sale of a non-strategic platform in our Aviation business in 2016. Gains in 2015 included a $0.6 billion gain from the sale of our Signaling business, and a $0.2 billion break-up fee paid by Electrolux AB due to the termination of the agreement to acquire the GE Appliances business, and

•	$0.7 billion of lower costs associated with our principal retirement plans including the effects of higher discount rates.

These decreases to operating costs were partially offset by the following:
•	$1.8 billion higher restructuring and other charges, which included $0.7 billion of higher restructuring and other charges associated with the Alstom acquisition, and
•	$0.5 billion lower other income due to a non-repeat of a settlement related to the NBCU transaction in the second quarter of 2015.

2015 – 2014 COMMENTARY

Revenues and other income increased $1.7 billion, primarily a result of:
•
$1.0 billion of higher gains from disposed or held for sale businesses, which included a $0.2 billion break-up fee paid by Electrolux AB due to the termination of the agreement to acquire the GE Appliances business,

•	$0.5 billion higher other income from a settlement related to the NBCU transaction in 2015, and
•
$0.2 billion of lower eliminations and other, which was driven by $0.4 billion of lower inter-segment eliminations, partially offset by $0.2 billion lower licensing, GE Asset Management fees and other income.

Operating costs decreased $1.1 billion, primarily as a result of:
•	$1.0 billion of higher gains from disposed businesses, which included a $0.2 billion break-up fee paid by Electrolux AB due to termination of the agreement to acquire the GE Appliances business,
•	$0.5 billion higher other income from a settlement related to the NBCU transaction in 2015, and
•	Lower headquarter functional costs offset by higher investment in Information Technology (IT) growth initiatives.

These decreases to operating costs were partially offset by $0.4 billion of higher costs associated with our principal retirement plans including the effects of lower discount rates and updated mortality assumptions.

GE 2016 FORM 10-K 65

RESTRUCTURING

Restructuring actions are an essential component of our cost improvement efforts to both existing operations and those recently acquired. Restructuring and other charges relate primarily to workforce reductions, facility exit costs associated with the consolidation of sales, service and manufacturing facilities, the integration of recent acquisitions, including Alstom, and other asset write-downs. We continue to closely monitor the economic environment and may undertake further restructuring actions to more closely align our cost structure with earnings goals.

RESTRUCTURING & OTHER CHARGES

(In billions)	2016	2015	2014

Workforce reductions	$1.3	$0.4	$0.5
Plant closures & associated costs and other asset write-downs	1.3	0.6	0.7
Acquisition/disposition net charges	0.7	0.4	0.4
Other	0.3	0.3	0.1
Total	$3.6	$1.7	$1.8

For 2016, restructuring and other charges were $3.6 billion of which approximately $2.3 billion was reported in cost of products/services and $1.2 billion was reported in other costs and expenses (SG&A). These activities were primarily at Power, Oil & Gas and Energy Connections & Lighting. Cash expenditures for restructuring were approximately $1.0 billion in 2016.

For 2015, restructuring and other charges were $1.7 billion of which approximately $1.0 billion was reported in cost of products/services and $0.6 billion was reported in other costs and expenses (SG&A). These activities were primarily at Oil & Gas, Corporate and Energy Connections & Lighting. Cash expenditures for restructuring were approximately $0.4 billion in 2015.

For 2014, restructuring and other charges were $1.8 billion of which approximately $1.0 billion was reported in cost of products/services and $0.5 billion was reported in other costs and expenses (SG&A). These activities were primarily at Power, Corporate and Oil & Gas. Cash expenditures for restructuring were approximately $0.6 billion in 2014.

GE 2016 FORM 10-K 66

COSTS AND GAINS NOT INCLUDED IN SEGMENT RESULTS

As discussed in the Segment Operations section within the MD&A, certain amounts are not included in industrial operating segment results because they are excluded from measurement of their operating performance for internal and external purposes. The amount of costs and gains (losses) not included in segment results follows.

COSTS

(In billions)	2016	2015	2014

Power	$1.2	$0.3	$0.5
Renewable Energy	0.3	0.2	0.1
Oil & Gas	0.8	0.5	0.3
Aviation	0.1	-	0.3
Healthcare	0.5	0.3	0.5
Transportation	0.2	0.1	-
Energy Connections & Lighting	0.6	0.3	0.3
Total	$3.7	$1.7	$2.1

GAINS (LOSSES)

(In billions)	2016		2015		2014

Power	$-		$-		$-
Renewable Energy	-		-		-
Oil & Gas	-		-		0.1
Aviation	(0.2)	(a)	-		-
Healthcare	-		0.1	(c)	-
Transportation	-		0.6	(d)	-
Energy Connections & Lighting	3.1	(b)	0.1	(e)	-
Total	$3.0		$0.9		$0.1

(a)	Largely due to impairment related to a potential sale of a non-strategic platform in our Aviation business.
(b)	Related to the sale of our Appliances business in the second quarter of 2016.
(c)	Related to the Clarient business disposition in 2015.
(d)	Related to the Signaling business disposition in 2015.
(e)	Related to the Intelligent Platforms Embedded Systems Products business disposition in 2015.

GE 2016 FORM 10-K 67

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

At December 31, 2016, we provided specific indemnifications to buyers of GE Capital's assets that amounted to $2.6 billion, for which we have recognized related liabilities of $0.3 billion. In addition, in connection with the 2015 public offering and sale of Synchrony Financial, GE Capital indemnified Synchrony Financial and its directors, officers, and employees against the liabilities of GECC's businesses other than historical liabilities of the businesses that are part of Synchrony Financial's ongoing operations.

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

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS

(In millions)	2016	2015	2014

Earnings (loss) from discontinued operations, net of taxes	$(954)	$(7,495)	$5,855

The 2016 loss from discontinued operations, net of taxes, primarily reflected the following:
•	$1.1 billion after-tax loss at our CLL business (including $0.9 billion after-tax loss on planned disposals), and
•	$0.1 billion after-tax loss at our Consumer business (including $0.3 billion after-tax loss on planned disposals).
•	2016 losses were partially offset by a $0.2 billion tax benefit related to an IRS tax settlement in our discontinued insurance operations.

The 2015 loss from discontinued operations, net of taxes, primarily reflected the following:
•	$7.9 billion after-tax loss at our CLL business (including $8.7 billion after-tax loss on planned disposals),
•	$2.0 billion after-tax loss at our Real Estate business (including $2.0 billion after-tax loss on planned disposals), and
•	$0.1 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC.
•
2015 losses were partially offset by $2.5 billion after-tax earnings at our Consumer business, primarily $3.4 billion after-tax gain on the split-off of Synchrony Financial, $0.5 billion after-tax gain on other transactions closed, partially offset by $0.8 billion after-tax loss on disposals and $0.6 billion after-tax loss from operations.

The 2014 earnings from discontinued operations, net of taxes, primarily reflected the following:
•	$3.2 billion of after-tax earnings from operations at our Consumer business,
•	$1.8 billion of after-tax earnings from operations at our CLL business,
•	$1.0 billion of after-tax earnings from operations at our Real Estate business, and
•	$0.1 billion tax benefit related to the extinguishment of our loss-sharing arrangement for excess interest claims associated with the 2008 sale of GE Money Japan.
•
2014 earnings were partially offset by a $0.2 billion after-tax loss on incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC.

See Note 2 to the consolidated financial statements for additional information related to discontinued operations.

GE 2016 FORM 10-K 68

OTHER CONSOLIDATED INFORMATION

INTEREST AND OTHER FINANCIAL CHARGES

Interest on borrowings and other financial charges amounted to $5.0 billion, $3.5 billion and $2.7 billion in 2016, 2015 and 2014, respectively.  The majority of our borrowings are in Financial Services, where interest expense was $3.8 billion, $2.3 billion and $1.6 billion in 2016, 2015 and 2014, respectively.  Included in interest expense were $0.6 billion, $0.2 billion and an insignificant amount of debt extinguishment costs in 2016, 2015 and 2014, respectively.  GE Capital average borrowings were $145.0 billion, $216.8 billion and $266.7 billion in 2016, 2015 and 2014, respectively. The GE Capital average composite effective interest rate (including interest allocated to discontinued operations) was 3.0% in 2016, 2.6% in 2015 and 2.6% in 2014.  The rate increase from 2015 to 2016 was primarily driven by debt extinguishment costs. Excluding the effect of debt extinguishment costs, the GE Capital average composite effective interest rate (including interest allocated to discontinued operations) was 2.6% in 2016, 2015 and 2014. In 2016, GE Capital average assets continued to decrease in line with the GE Capital Exit Plan. See the Liquidity and Borrowings section within the MD&A for a discussion of liquidity, borrowings and interest rate risk management.

It is our policy to allocate Capital interest expense that is either directly attributable or related to discontinued operations. The allocation is based on a market based leverage ratio, taking into consideration the underlying characteristics of the assets for the specific discontinued operations. Interest expense that is associated with debt that is not assumed by the buyer or required to be repaid as a result of the disposal transaction is reflected in other continuing operations after the disposal occurs.

POSTRETIREMENT BENEFIT PLANS
(Dollars in billions)

PRINCIPAL PENSION PLANS
BENEFIT PLANS COST	DISCOUNT RATES (December 31)	EXPECTED RATE OF RETURN

2016 – 2015 COMMENTARY

•
Postretirement benefit plans cost decreased $0.9 billion, primarily because of the effects of higher discount rates, lower service cost resulting from fewer active principal pension plans participants and lower loss amortization related to our principal pension plans.

•
We updated our mortality assumptions at December 31, 2016 based on guidance issued by the Society of Actuaries to reflect updated rates and methodology for future mortality improvements.  The new mortality assumptions decreased our principal pension plans obligations by $0.6 billion at year-end 2016.

2015 – 2014 COMMENTARY

•
Postretirement benefit plans cost increased $0.2 billion, primarily because of the effects of lower discount rates and new mortality assumptions, which were partially offset by lower loss amortization related to our principal pension plans and by changes to principal retiree benefit plans.

•
In 2015, we amended our principal retiree benefit plans affecting post-65 retiree health and retiree life insurance for certain production participants. These plan amendments reduced our principal postretirement benefit obligations by approximately $3.3 billion.

GE 2016 FORM 10-K 69

Looking forward, our key assumptions affecting 2017 postretirement benefits costs are as follows:

•	Discount rate at 4.11% for our principal pension plans, reflecting current long-term interest rates.
•	Assumed long-term return on our principal pension plan assets of 7.5%.

We expect 2017 postretirement benefit plans cost to be about the same as 2016.

PENSION COSTS

GAAP AND NON-GAAP PENSION COSTS

(In billions)	2016	2015	2014

GAAP principal pension plans' cost	$3.6	$4.5	$3.6
Non-GAAP operating pension cost*	1.6	1.7	1.5

Our operating pension cost for our principal pension plans includes only those components that relate to benefits earned by active employees during the period (service cost, prior service cost amortization and curtailment loss). Non-operating pension cost elements such as interest cost, expected return on plan assets and non-cash amortization of actuarial gains and losses are excluded from this measure. We expect operating pension cost to be approximately $1.4 billion in 2017.

FUNDED STATUS OF PLANS

The table below presents the funded status of our benefit plans. The funded status represents the fair value of plan assets less benefit obligations.

FUNDED STATUS

(In billions)	2016	2015

GE Pension Plan	$(19.1)	$(16.9)
GE Supplementary Pension Plan	(6.5)	(6.1)
Other pension plans	(5.5)	(4.3)
Principal retiree benefit plans	(5.7)	(6.1)

2016 – 2015 COMMENTARY

•
The GE Pension Plan deficit increased in 2016 primarily due to the growth in pension liabilities and lower discount rates, partially offset by investment performance and changes in mortality assumptions.

•
The increase in the underfunding of our other pension plans was primarily attributable to lower discount rates and liability growth, partially offset by investment performance and employer contributions.

•
The decrease in principal retiree benefit plans deficit was primarily attributable to employer contributions and lower costs from new healthcare supplier contracts, partially offset by the growth in retiree benefit liabilities.

The Employee Retirement Income Security Act (ERISA) determines minimum pension funding requirements in the U.S. We made a $0.3 billion contribution to the GE Pension Plan in 2016. We did not contribute to the GE Pension Plan in 2015. On an ERISA basis, our preliminary estimate is that the GE Pension Plan was approximately 95% funded at January 1, 2017. The ERISA funded status is higher than the GAAP funded status (71% funded) primarily because the ERISA prescribed interest rate is calculated using an average interest rate. As a result, the ERISA interest rate is higher than the year-end GAAP discount rate. The higher ERISA interest rate lowers pension liabilities for ERISA funding purposes. Our current estimate projects $1.7 billion of pension funding contributions to the GE Pension Plan in 2017 and approximately $1.6 billion in 2018.

*Non-GAAP Financial Measure

GE 2016 FORM 10-K 70

We expect to contribute $0.9 billion to our other pension plans in 2017, as compared to $0.8 billion in 2016 and $0.5 billion in 2015. GE Capital is a member of certain GE pension plans. As a result of the GE Capital Exit Plan, GE Capital will have additional funding obligations for these pension plans. These obligations do not relate to the Verticals and are recognized as an expense in GE Capital's other continuing operations when they become probable and estimable. See the Intercompany Transactions between GE and GE Capital section within the MD&A for further information.

We also expect to contribute $0.5 billion to our principal retiree benefit plans in 2017 as compared to $0.4 billion in 2016 and $0.5 billion in 2015.

The funded status of our postretirement benefit plans and future effects on operating results depend on economic conditions, interest rates and investment performance. See the Critical Accounting Estimates section within the MD&A and Notes 12 and 29 to the consolidated financial statements for further information about our benefit plans and the effects of this activity on our financial statements.

INCOME TAXES

GE pays the income taxes it owes in every country in which it does business.  While GE and GE Capital file a consolidated U.S. federal income tax return, many factors impact our income tax expense and cash tax payments.  The most significant factor is that we conduct business in approximately 180 countries and more than half of our revenue is earned outside the U.S., often in countries with lower tax rates than in the U.S.  We reinvest most of our foreign earnings overseas to be able to fund our active non-U.S. business operations.  Our tax liability is also affected by U.S. and foreign tax incentives designed to encourage certain investments, like research and development; and by acquisitions, dispositions and tax law changes.  Finally, our tax returns are routinely audited, and settlements of issues raised in these audits sometimes affect our tax rates.

GE and GE Capital file a consolidated U.S. federal income tax return. This enables GE and GE Capital to use tax deductions and credits of one member of the group to reduce the tax that otherwise would have been payable by another member of the group. The effective tax rate reflects the benefit of these tax reductions in the consolidated return. GE makes cash payments to GE Capital for tax reductions and GE Capital pays for tax increases at the time GE's tax payments are due.

CONSOLIDATED
(Dollars in billions)

EFFECTIVE TAX RATE (ETR)	PROVISION (BENEFIT) FOR INCOME TAXES	CASH INCOME TAXES PAID(a)

(a)	Includes taxes paid related to discontinued operations.

GE 2016 FORM 10-K 71

2016 – 2015 COMMENTARY

•
The consolidated income tax rate for 2016 was (5.1)%. The effective tax rate was negative largely because of increased tax benefits from global operations including benefits from the repatriation of GE non-U.S. earnings, benefits of integrating our existing services business with Alstom's services business and foreign tax credit planning at GE Capital to reduce the tax cost of anticipated repatriations of foreign cash.

•
The decrease in the consolidated provision for income tax was attributable to the increased benefit from global operations and the non-repeat of the 2015 charges associated with the GE Capital Exit Plan.

•
As discussed in Note 14 to the consolidated financial statements, in 2015 in conjunction with the GE Capital Exit Plan, we incurred tax expense of $6.3 billion related to expected repatriation of foreign earnings and write-off of deferred tax assets.

•	The consolidated tax provision includes $1.5 billion and $1.0 billion for GE (excluding GE Capital) for 2015 and 2016, respectively.

2015 – 2014 COMMENTARY

•	The consolidated income tax rate for 2015 was greater than 35% due to charges associated with the GE Capital Exit Plan.
•	The increase in the income tax expense is primarily due to the tax expense incurred as part of the GE Capital Exit Plan.
•	The consolidated tax provision includes $1.6 billion and $1.5 billion for GE (excluding GE Capital) for 2014 and 2015, respectively.

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

BENEFITS FROM LOWER-TAXED GLOBAL OPERATIONS

(In billions)	2016	2015	2014

Benefit of lower foreign tax rate on indefinitely reinvested non-U.S. earnings	$0.9	$1.1	$1.2
GE Capital Exit Plan	-	(6.1)	-
Benefit of audit resolutions	0.1	0.2	0.1
Other	1.1	0.4	0.5
Total	$2.1	$(4.4)	$1.8

2016 – 2015 COMMENTARY

Our benefit from lower-taxed global operations increased in 2016 because of the non-repeat of the 2015 tax expense associated with the GE Capital Exit Plan and because of benefits from the repatriation of GE non-U.S. earnings, benefits of integrating our existing services business with Alstom's services business and foreign tax credit planning at GE Capital to reduce the tax cost of anticipated repatriations of foreign cash, all of which are included in "other" in the table above.

GE 2016 FORM 10-K 72

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

The tax benefit from non-U.S. income taxed at a local country rate rather than the U.S. statutory tax rate is reported in the caption "Tax on global activities including exports" in the effective tax rate reconciliation in Note 14 to the consolidated financial statements.

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

GE ETR, EXCLUDING GE CAPITAL EARNINGS*	GE PROVISION FOR INCOME TAXES

2016 – 2015 COMMENTARY

•
The GE provision for income taxes decreased in 2016 because of increased benefits from lower-taxed global operations ($0.3 billion), including benefits from the repatriation of GE non-U.S. earnings and benefits of integrating our existing services business with Alstom's services business.

•	The GE provision for income taxes also decreased due to increases in the benefit from deductible stock losses ($0.4 billion).
•	Partially offsetting these decreases was a lower benefit of audit resolutions ($0.1 billion) shown below.

2015 – 2014 COMMENTARY

•
The GE provision for income taxes decreased in 2015 because of increased benefits from lower-taxed global operations ($0.2 billion), including benefits from integrating our existing services business with Alstom's services business.

•	The GE provision for income taxes also decreased due to increases in the benefit of audit resolutions ($0.2 billion) shown below and deductible stock losses ($0.2 billion).
•	Partially offsetting these decreases was an increase in income taxed at rates above the average tax rate ($0.5 billion).

GE 2016 FORM 10-K 73

Resolution of audit matters reduced the GE provision for income taxes by $0.2 billion, $0.3 billion and $0.1 billion in 2016, 2015 and 2014, respectively. The effects of such resolutions are included in the following captions in Note 14 to the consolidated financial statements.

AUDIT RESOLUTIONS - EFFECT ON GE TAX RATE, EXCLUDING GE CAPITAL EARNINGS

	2016	2015	2014

Tax on global activities including exports	(1.4)%	(1.5)%	(0.2)%
U.S. business credits	-	(0.5)	-
All other - net	(0.4)	(0.3)	(0.7)
Total	(1.8)%	(2.3)%	(0.9)%

GE CAPITAL EFFECTIVE TAX RATE
(Dollars in billions)

GE CAPITAL ETR	GE CAPITAL PROVISION (BENEFIT) FOR INCOME TAXES

2016 – 2015 COMMENTARY

•
The decrease in the income tax expense for GE Capital from an expense of $5.0 billion to a benefit of $1.4 billion is primarily due to the non-recurrence of the $6.3 billion tax expense, discussed in Note 14 to the consolidated financial statements, related to the GE Capital Exit Plan.

•
The GE Capital tax expense also decreased in 2016 due to higher benefits from global operations including foreign tax credit planning to reduce the tax cost of anticipated repatriations of foreign cash.

2015 – 2014 COMMENTARY

•
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

GE 2016 FORM 10-K 74

REVENUES

Revenues are classified according to the region to which products and services are sold. For purposes of this analysis, the U.S. is presented separately from the remainder of the Americas.

GEOGRAPHIC REVENUES
				V%
(Dollars in billions)	2016	2015	2014	2016-2015	2015-2014

U.S.	$53.3	$53.2	$51.1	-%	4%
Non-U.S.
Europe	21.6	16.8	18.4
Asia	20.4	19.3	20.2
Americas	10.5	12.0	11.8
Middle East and Africa	17.8	16.0	15.6
Total Non-U.S.	70.4	64.1	66.0	10%	(3)%
Total	$123.7	$117.4	$117.2	5%	-%

Non-U.S. Revenues as a % of Consolidated Revenues	57%	55%	56%

NON-U.S. REVENUES AND EARNINGS

The increase in non-US. revenues in 2016 was primarily due to increases of 32% in Europe (primarily due to Alstom), 12% in Middle East, North Africa and Turkey (MENAT) and 35% in India, partially offset by a decrease of 10% in Latin America.

The decrease in non-U.S. revenues in 2015 was primarily due to decreases in growth markets of 11% in Canada and 29% in Australia & New Zealand (ANZ), partially offset by an increase of 2% in Middle East, North Africa and Turkey (MENAT) and 1% in China.

The effects of currency fluctuations on reported results were as follows:
•	Decreased revenues by $1.3 billion in 2016, primarily driven by the Brazilian real ($0.2 billion), pound sterling ($0.2 billion), euro ($0.1 billion) and the Chinese renminbi ($0.1 billion).
•	Decreased revenues by $4.9 billion in 2015, primarily driven by the euro ($2.6 billion), the Brazilian real ($0.9 billion) and the Canadian dollar ($0.2 billion).

The effects of foreign currency fluctuations decreased earnings by $0.3 billion in 2016. The effects of foreign currency fluctuations decreased earnings in 2015 by $0.7 billion.

ASSETS
We classify certain assets that cannot meaningfully be associated with specific geographic areas as "Other Global" for this purpose.

TOTAL ASSETS (CONTINUING OPERATIONS)

December 31 (In billions)	2016	2015

U.S.	$179.0	$176.7
Non-U.S.
Europe	110.8	141.9
Asia	24.0	22.0
Americas	20.6	17.5
Other Global	15.8	14.0
Total Non-U.S.	171.4	195.4
Total	$350.4	$372.1

The decrease in total assets of non-U.S. operations on a continuing basis reflected a decrease primarily in Europe driven by the strengthening of the U.S. dollar against the euro and pound sterling, coupled with a decrease in time deposits in line with debt maturities at GE Capital.

GE 2016 FORM 10-K 75

FOREIGN CURRENCY EXPOSURE

As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies are the euro, the pound sterling, the Brazilian real and the Chinese renminbi. The results of operating entities reported in currencies other than U.S. dollar are translated to the U.S. dollar at the applicable exchange rate for inclusion in the financial statements. We use a number of techniques to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. The foreign currency effect arising from operating activities outside of the U.S., including the remeasurement of derivatives, can result in significant transactional foreign currency fluctuations at points in time, but will generally be offset as the underlying hedged item is recognized in earnings. The effects of foreign currency fluctuations, excluding the earnings impact of the underlying hedged item, decreased net earnings for the year ended December 31, 2016 by $0.3 billion.

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

See Notes 20 and 29 to the consolidated financial statements for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

GE 2016 FORM 10-K 76

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

MAJOR CHANGES IN OUR FINANCIAL POSITION DURING 2016

•
Cash and equivalents decreased $22.4 billion. GE Cash and equivalents increased $0.2 billion due to continuing cash flows from operating activities of $30.0 billion (including common dividends from GE Capital of $20.1 billion), proceeds from the sale of our Appliances business of $4.8 billion and a short-term loan from GE Capital of $1.3 billion. This is partially offset by treasury stock net purchases of $21.4 billion (cash basis), including $11.4 billion paid under ASR agreements, common dividends of $8.5 billion, net PP&E additions of $2.7 billion, business acquisitions of $2.3 billion and software spend of $0.7 billion. GE Capital Cash and equivalents decreased $22.5 billion primarily driven by $58.8 billion net repayments of debt, $20.4 billion in payments of dividends to shareowners and a short-term loan to GE of $1.3 billion, partially offset by $59.9 billion in proceeds from business dispositions and $0.8 billion in proceeds from the sale of receivables originated in our Appliances business and sold to Haier. See the Statement of Cash Flows section of MD&A for additional information.

•
Investment securities increased $12.3 billion, primarily driven by investing excess cash in longer term investments to achieve higher yield at GE Capital. See Note 3 to the consolidated financial statements for additional information.

•
All other assets decreased $9.6 billion, primarily due to maturities of time deposits in line with debt maturities at GE Capital. See Note 9 to the consolidated financial statements for additional information.

•
Assets of discontinued operations decreased $106.1 billion, primarily due to the disposition of CLL businesses of $89.2 billion at GE Capital. See Note 2 to the consolidated financial statements for additional information.

•	Borrowings decreased $61.4 billion, primarily due to net repayment of debt at GE Capital. See Note 10 to the consolidated financial statements for additional information.
•
Liabilities of discontinued operations decreased $42.3 billion, primarily driven by the disposition of CLL businesses of $34.7 billion at GE Capital. See Note 2 to the consolidated financial statements for additional information.

•
Common stock held in treasury increased $19.5 billion, primarily due to treasury stock purchases of $22.0 billion (book basis), including $11.4 billion repurchased under ASR agreements. This was partially offset by treasury stock issuances of $2.6 billion. See Note 15 to the consolidated financial statements for additional information.

GE 2016 FORM 10-K 77

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

During 2017, GE plans to incur new long-term debt to refinance existing unsecured term debt, finance the Baker Hughes transaction, and for other corporate purposes.  This new debt may consist of new unsecured term debt issued by GE or intercompany arrangements between GE and GE Capital utilizing GE Capital's excess unsecured term debt.  GE maintains a commercial paper program with a balance of $1.5 billion at December 31, 2016.

Based on asset and liability management actions we have taken, GE Capital does not plan to issue any incremental GE Capital senior unsecured term debt until 2019. GE Capital's global commercial paper issuances total $5.0 billion at December 31, 2016. GE Capital mainly relies on excess cash positions, cash generated through dispositions, and the cash flow from our Verticals to fund our debt maturities, including current portion of long-term debt ($18.2 billion at December 31, 2016), and our operating and interest costs. GE Capital's liquidity position is targeted to meet its obligations under both normal and stressed conditions. We expect to maintain an elevated liquidity position as we generate cash from asset sales, returning to more normalized levels in 2019. During this period we expect to continue to have excess interest costs as asset sales have outpaced our debt maturities. While we maintain elevated liquidity levels, we may engage in liability management actions, such as buying back debt, based on market and economic conditions in order to reduce our excess interest costs. In 2016, we repurchased $6.7 billion of long-term unsecured debt and $5.8 billion of subordinated debentures, resulting in a pre-tax loss of $0.6 billion.

We maintain a detailed liquidity policy for GE Capital that defines GE Capital's liquidity risk tolerance under stress based on its liquidity sources, and a comprehensive framework for managing liquidity risk including metrics to identify and monitor liquidity risk and procedures to escalate and address potential issues.

On December 2, 2015, $87.7 billion of senior unsecured notes and $4.9 billion of commercial paper was assumed by GE upon its merger with GE Capital. On the GE balance sheet, assumed debt is presented in borrowings with an offsetting receivable from GE Capital.  On the GE Capital balance sheet, assumed debt is reflected as an intercompany payable to GE presented in borrowings (see Note 10 for additional information). The following table illustrates total GE and GE Capital external debt and debt assumed by GE as of December 31, 2016.

December 31, 2016 (In billions)	GE	GE Capital	Consolidated(a)

External debt	$79.3	$58.5	$136.2
Debt assumed by GE from GE Capital	(58.8)	58.8	-
Debt adjusted for assumed debt	20.5	117.3	136.2

(a) Includes $1.6 billion elimination of intercompany borrowings between GE and GE Capital.

GE 2016 FORM 10-K 78

LIQUIDITY SOURCES

In addition to GE cash of $10.5 billion at December 31, 2016, GE Capital maintained liquidity sources of $50.5 billion that consisted of cash and equivalents of $37.6 billion, high-quality investments of $11.5 billion and cash and equivalents of $1.4 billion classified as discontinued operations. Additionally, at December 31, 2016, we have $20.0 billion of committed unused credit lines extended by 36 banks in a syndicated credit facility agreement.  GE Capital has the right to compel GE to borrow under such credit lines and transfer the proceeds as loans to GE Capital.

CASH AND EQUIVALENTS

(In billions)	December 31, 2016		December 31, 2016

GE(a)	$10.5	U.S.	$9.6
GE Capital(b)	37.6	Non-U.S.(c)	38.6

(a)
At December 31, 2016, $3.5 billion of GE cash and equivalents was held in countries with currency controls that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. These funds are available to fund operations and growth in these countries and we do not currently anticipate a need to transfer these funds to the U.S.

(b)	At December 31, 2016, GE Capital cash and equivalents of about $0.5 billion was primarily in insurance entities and was subject to regulatory restrictions.
(c)
Of this amount at December 31, 2016, $3.3 billion is held outside of the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund our needs in the U.S. on a short-term basis through short-term loans, without being subject to U.S. tax. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and the total of all such loans is required to be outstanding for less than 60 days during the year. If we were to repatriate this cash, we would be subject to additional U.S. income taxes and foreign withholding taxes.

There were no new senior unsecured debt issuances in 2016.

COMMERCIAL PAPER

(In billions)	GE	GE Capital

Average commercial paper borrowings during the fourth quarter of 2016	$13.9	$5.0
Maximum commercial paper borrowings outstanding during the fourth quarter of 2016	19.5	5.1

GE Capital commercial paper maturities have historically been funded principally through new commercial paper issuances and at GE are substantially repaid before quarter-end using indefinitely reinvested overseas cash, which as discussed above, is available for use in the U.S. on a short-term basis without being subject to U.S. tax.

We securitize financial assets as an alternative source of funding. At December 31, 2016, consolidated non-recourse securitization borrowings were $0.4 billion.

We have two deposit-taking banks outside of the U.S., which are classified as discontinued operations, and neither deposit-taking platform will be retained after the planned completion of the remaining GE Capital Exit Plan dispositions in Europe in 2017. On April 18, 2016, we completed the sale of the deposit-taking bank in the U.S., GE Capital Bank, an industrial bank.

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

GE 2016 FORM 10-K 79

•
It is our policy to minimize exposure to interest rate changes. We fund our financial investments using debt or a combination of debt and hedging instruments so that the interest rates of our borrowings match the expected interest rate profile on our assets. To test the effectiveness of our hedging actions, we assumed that, on January 1, 2016, interest rates decreased by 100 basis points across the yield curve (a "parallel shift" in that curve) and further assumed that the decrease remained in place for the next 12 months. Based on the year-end 2016 portfolio and holding all other assumptions constant, we estimated that our consolidated net earnings for the next 12 months, starting in January 2016, would decline by less than $0.1 billion as a result of this parallel shift in the yield curve.

•
It is our policy to minimize currency exposures and to conduct operations either within functional currencies or using the protection of hedge strategies. We analyzed year-end 2016 consolidated currency exposures, including derivatives designated and effective as hedges, to identify assets and liabilities denominated in other than their relevant functional currencies. For such assets and liabilities, we then evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. This analysis indicated that our 2016 consolidated net earnings would decline by less than $0.3 billion as a result of such a shift in exchange rates. This analysis excludes any translation impact from changes in exchange rates on our financial results and any offsetting effect from the forecasted future transactions that are economically hedged.

DEBT AND DERIVATIVE INSTRUMENTS, GUARANTEES AND COVENANTS

CREDIT RATINGS

We have relied, and may continue to rely, on the short-term and long-term debt capital markets to fund, among other things, a significant portion of our operations and significant acquisitions. The cost and availability of debt financing is influenced by our credit ratings.

On September 23, 2016, Standard and Poor's Global Ratings (S&P) lowered GE's and GE Capital's long-term unsecured debt ratings to AA- from AA+.  The A-1+ short-term funding rating from S&P remained unchanged.   On October 31, 2016, GE announced an agreement with Baker Hughes as previously discussed in the Consolidated Results section of MD&A. Moody's, S&P and Fitch Ratings (Fitch) affirmed GE's credit ratings following the announcement.  Fitch has published credit ratings for GE and GE Capital since August 2, 2016.

We are disclosing these ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Although we currently do not expect a downgrade in the credit ratings, our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.  For a description of some of the potential consequences of a reduction in our credit ratings, see "Risk Factors – Financial Risks - Funding access/costs - Failure to maintain our credit ratings, or conditions in the financial and credit markets, could adversely affect our access to capital markets, funding costs and related margins, liquidity and competitive position."

GE's and GE Capital's ratings are set forth in the table below.

	Moody's	S&P	Fitch

GE
Outlook	Stable	Stable	Stable
Short term	P-1	A-1+	F1+
Long term	A1	AA-	AA-

GE Capital
Outlook	Stable	Stable	Stable
Commercial paper	P-1	A-1+	F1+
Senior notes	A1	AA-	AA-

GE 2016 FORM 10-K 80

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

Swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the long-term credit ratings of the applicable GE entity were to fall below A-/A3 or other ratings levels agreed upon with the counterparty. In certain of these master agreements, the counterparty also has the ability to require termination if the short-term ratings of the applicable GE entity were to fall below A-1/P-1. The net derivative liability after consideration of netting arrangements, outstanding interest payments and collateral posted by us under these master agreements was estimated to be $0.4 billion at December 31, 2016.

See Notes 20 and 29 to the consolidated financial statements for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

GE GUARANTEE OF CERTAIN GE CAPITAL DEBT

GE provides implicit and explicit support to GE Capital through commitments, capital contributions and operating support. At December 31, 2016, GE debt assumed from GE Capital in connection with the merger of GE Capital into GE was $58.8 billion, and GE guaranteed $47.5 billion of GE Capital debt. See Note 28 to the consolidated financial statements for further information on the guarantor financial statements.

ACCELERATED SHARE REPURCHASE AGREEMENT

During 2016, we repurchased $22.0 billion of our common stock, including $11.4 billion repurchased under accelerated share repurchase (ASR) agreements.

In December 2016, we entered into an ASR agreement with a financial institution that allowed us to repurchase GE common stock at a price below its volume weighted-average price during a given period. During the fourth quarter, we paid $2.2 billion and received and classified as treasury shares an initial delivery of 59,177,215 shares based on then-current market prices. The payment was recorded as a reduction to shareowners' equity, consisting of a $1.9 billion increase in treasury stock, which reflects the value of the shares received upon initial delivery, and a $0.3 billion decrease in other capital, which reflects the value of the stock held back pending final delivery.

We accounted for the ASR as two separate transactions: (i) 59,177,215 shares of common stock initially delivered to GE and $1.9 billion was accounted for as a treasury stock transaction and (ii) the unsettled contract of $0.3 billion was determined to be a forward contract indexed to GE's own common stock. The initial delivery of 59,177,215 shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. GE has determined that the forward contract, indexed to its own common stock, met all the criteria for equity classification.

In the first quarter of 2017, we received the remaining 10,773,050 shares based on the final volume weighted-average price less the negotiated discount.

GE 2016 FORM 10-K 81

STATEMENT OF CASH FLOWS – OVERVIEW FROM 2014 THROUGH 2016

CONSOLIDATED CASH FLOWS

We evaluate our cash flows performance by reviewing our industrial (non-GE Capital) businesses and GE Capital businesses separately. Cash from operating activities (CFOA) is the principal source of cash generation for our industrial businesses.

GE CASH FLOWS

(Dollars in billions)
OPERATING CASH FLOWS			INVESTING CASH FLOWS			FINANCING CASH FLOWS

2014	2015	2016	2014	2015	2016	2014	2015	2016

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

All other operating activities reflect cash sources and uses as well as non-cash adjustments to net income including those related to taxes, interest, pension, contract assets and gains (losses) on principal business dispositions. See Note 26 to the consolidated financial statements for further information.

See the Intercompany Transactions between GE and GE Capital section within the MD&A and Notes 4, 22 and 24 to the consolidated financial statements for further information regarding certain transactions affecting our consolidated Statement of Cash Flows.

GE 2016 FORM 10-K 82

2016 – 2015 COMMENTARY – CONTINUING OPERATIONS:

GE cash from operating activities-continuing operations increased $13.6 billion, primarily due to the following:
•	GE Capital paid common dividends totaling $20.1 billion and $4.3 billion to GE in 2016 and 2015, respectively.
•	Improvement of working capital of $3.6 billion, primarily due to increases in progress collections and accounts payable, partially offset by an increase in inventory build.
•	These increases were partially offset by the following decreases:
•	$1.0 billion increase in income tax payments, including $1.4 billion in taxes related to the 2016 sale of our Appliances business to Haier.
•	Higher restructuring and interest payments of $0.6 billion and $0.4 billion, respectively, when compared to 2015.
•	$0.5 billion of 2016 incentive compensation payments due to long-term performance awards. No such payments were made in 2015.
•	2016 GE Pension Trust funding of $0.3 billion representing net sale proceeds associated with the July 1, 2016 sale of GE Asset Management (GEAM) to State Street Corporation.
•	The nonrecurrence of settlements related to the NBCU transaction of $0.5 billion and an Electrolux break-up fee of $0.2 billion received in 2015.
•	See Note 26 to the consolidated financial statements for further information regarding cash sources and uses as well as non-cash adjustments to net income reported as All other operating activities.

GE cash used for investing activities-continuing operations decreased $10.8 billion, primarily due to the following:
•
Higher proceeds from principal business dispositions of $3.6 billion, primarily driven by the sale of our Appliances business to Haier for proceeds of $4.8 billion and the sale of GEAM for proceeds of $0.4 billion in 2016, compared to $1.7 billion of total proceeds from principal business dispositions in 2015.

•	A decrease in business acquisition activity of $8.1 billion, primarily driven by the acquisition of Alstom for $10.1 billion in 2015.
•	These decreases were partially offset by the funding of joint ventures of $0.4 billion in 2016, principally related to our Aviation business (reflected in All other investing activities).

GE cash used for financing activities-continuing operations increased $19.2 billion, primarily due to the following:
•	Net purchases of GE treasury shares of $21.4 billion, including $11.4 billion paid under ASR agreements compared to $1.1 billion in 2015.
•	This increase in cash usage was partially offset by the following decreases:
•	A net increase in borrowings of $0.8 billion, primarily driven by a short-term loan from GE Capital to GE with remaining principal of $1.3 billion in 2016 (the loan was fully repaid in January 2017).
•	Lower dividends paid to shareowners of $0.8 billion due to lower shares outstanding in 2016 because of on-going repurchases of GE treasury shares.

2015 – 2014 COMMENTARY – CONTINUING OPERATIONS:

GE cash from operating activities-continuing operations increased $1.2 billion, primarily due to the following:
•	GE Capital paid common dividends totaling $4.3 billion and $3.0 billion to GE in 2015 and 2014, respectively.
•	Improvement of working capital of $0.6 billion, primarily related to increased collections on current receivables, partially offset by a decrease in accounts payable and progress collections.
•	Settlements related to the NBCU transaction of $0.5 billion and an Electrolux break-up fee of $0.2 billion received in 2015.
•	These increases were partially offset by a $0.3 billion increase in income tax payments.
•	See Note 26 to the consolidated financial statements for further information regarding cash sources and uses as well as non-cash adjustments to net income reported as All other operating activities.
GE 2016 FORM 10-K 83

GE cash used for investing activities-continuing operations increased $6.9 billion, primarily due to the following:
•
Higher business acquisition activity of $8.3 billion primarily driven by the 2015 acquisition of Alstom for $10.1 billion. This compares to the 2014 acquisitions of certain Thermo Fisher Scientific Inc. life-sciences business for $1.1 billion, Cameron's Reciprocating Compression Division for $0.6 billion and API Healthcare (API) for $0.3 billion. Partially offset by;

•
Higher proceeds from principal business dispositions of $1.1 billion in 2015, primarily relating to Signaling of $0.8 billion and Intelligent Platforms Embedded Systems Products of $0.5 billion in 2015, compared to $0.6 billion of proceeds from principal business dispositions in 2014.

GE cash used for financing activities-continuing operations increased $1.5 billion, primarily due to the following:
•	The 2015 repayment of $2.0 billion of GE unsecured notes, partially offset by;
•	The 2015 issuance of unsecured notes of $3.4 billion compared to $3.0 billion in 2014.

GE CAPITAL CASH FLOWS

(Dollars in billions)

OPERATING CASH FLOWS			INVESTING CASH FLOWS			FINANCING CASH FLOWS

2014	2015	2016	2014	2015	2016	2014	2015	2016

2016 – 2015 COMMENTARY

GE Capital cash from operating activities decreased $3.1 billion, primarily due to the following:
•	Higher net income tax payments of $2.6 billion.
•	Higher cash paid for interest reflecting excess interest expense, and costs associated with the February and May 2016 debt tenders.
•	These decreases were partially offset by a net increase in cash collateral received from counterparties on derivative contracts of $1.7 billion.
•	See Note 26 to the consolidated financial statements regarding All other operating activities.

GE 2016 FORM 10-K 84

GE Capital cash from investing activities decreased $12.2 billion, primarily due to the following:
•	Net proceeds from the sales of our CLL, Consumer and Real Estate businesses of $59.9 billion compared to $79.6 billion in 2015.
•	Liquidity investments of $11.5 billion purchased in 2016.
•	Net cash received from derivative settlements of $0.4 billion compared to $4.4 billion in 2015.
•
An increase in net financing receivables of $1.5 billion, including $4.3 billion in additions, partially offset by $2.1 billion received from the refinancing of our Receivables Facility and proceeds from the sale of receivables purchased from our Appliances business of $0.8 billion in 2016.

•	A short-term loan from GE Capital to GE with remaining principal of $1.3 billion in 2016 (the loan was fully repaid in January 2017).
•	These decreases were partially offset by the following increases:
•	Investment and maturity of $20.8 billion related to high quality interest bearing deposits reflecting an investment of $10.4 billion in 2015 that matured in 2016.
•	Other investing activities of $3.9 billion, primarily due to a reduction in net additions to property, plant & equipment of $1.6 billion and an increase in aircraft deposits received of $1.5 billion.
•	The 2015 acquisition of Milestone Aviation Group resulting in net cash paid of $1.7 billion.

GE Capital cash used for financing activities increased $15.0 billion, primarily due to the following:
•	GE Capital paid common dividends to GE totaling $20.1 billion compared to $4.3 billion in 2015, partially offset by;
•	Lower net repayments of borrowings of $58.8 billion compared to $59.3 billion in 2015, reflecting $2.1 billion of repayments resulting from the refinancing of our Receivables Facility in 2016.

2015 – 2014 COMMENTARY

GE Capital cash from operating activities decreased $4.7 billion, primarily due to the following:
•	Net decrease in cash collateral received from counterparties on derivative contracts of $3.0 billion.
•	A decrease in accounts payable of $0.4 billion.
•	See Note 26 to the consolidated financial statements regarding All other operating activities.

GE Capital cash from investing activities increased $49.1 billion, primarily due to the following:
•	In 2015, we closed the sales of certain of our CLL, Real Estate and Consumer businesses for proceeds of $35.2 billion, $27.7 billion and $16.7 billion, respectively.
•	These increases were partially offset by the following decreases:
•	2015 investment of $10.4 billion in high quality interest bearing deposits (with a maturity date of April 2016).
•	Aircraft deposits received of $0.1 billion compared to $2.3 billion in 2014.
•	The net cash payment of $1.7 billion for the 2015 acquisition of Milestone Aviation Group.
•	Net activity from equity method investments of $1.4 billion compared to $0.3 billion in 2014.

GE Capital cash used for financing activities increased $27.7 billion, primarily due to the following:
•	Higher net repayments of borrowings of $25.7 billion primarily driven by an increase in short-term and long-term debt maturities of $59.3 billion compared to $33.6 billion in 2014.
•	GE Capital paid higher common dividends to GE totaling $4.3 billion compared to $3.0 billion in 2014.

GE 2016 FORM 10-K 85

GE CAPITAL DISCONTINUED OPERATIONS CASH FLOWS
(Dollars in billions)

OPERATING CASH FLOWS			INVESTING CASH FLOWS			FINANCING CASH FLOWS

2014	2015	2016	2014	2015	2016	2014	2015	2016

2016 – 2015 COMMENTARY – DISCONTINUED OPERATIONS:

GE Capital cash from operating activities-discontinued operations decreased $14.3 billion, primarily due to the following:
•
Lower cash generated as a result of certain dispositions in our CLL business of $9.9 billion and Consumer business of $5.9 billion (primarily resulting from the 2015 split-off of Synchrony Financial), partially offset by our Real Estate business of $2.4 billion. In connection with the GE Capital Exit Plan, we closed a vast majority of our Consumer business and substantially all of our CLL and Real Estate business dispositions in 2015 and 2016.

•	Lower cash paid for interest, partially offset by higher net income tax payments that are included in the above.

GE Capital cash used for investing activities-discontinued operations increased $11.4 billion, primarily due to the following:
•	The sale of bank deposits for $16.5 billion in net cash paid in conjunction with the sale of GE Capital Bank's U.S. online deposit platform during 2016.
•	The sale of bank deposits and other investments for $1.1 billion in net cash paid related to our Consumer platform during 2016.
•
These increases were partially offset by Other investing activities of $6.2 billion, primarily higher net cash received on investment securities of $3.5 billion (including the sale of investment securities resulting from the split-off of Synchrony Financial) and cash generated from 2015 collections of financing receivables and other investing assets prior to disposition of the underlying business.

GE Capital cash used for financing activities-discontinued operations decreased $7.3 billion, primarily due to the following:
•
Lower repayments of borrowings of $9.3 billion as a result of certain dispositions in our Consumer (including the 2015 split-off of Synchrony Financial), CLL and Real Estate businesses, partially offset by;

•	Other financing activities of $2.1 billion primarily newly issued debt of $1.5 billion in 2016.

2015 – 2014 COMMENTARY – DISCONTINUED OPERATIONS:

GE Capital cash from operating activities-discontinued operations decreased $3.6 billion, primarily due to the following:
•
Lower cash generated as a result of certain dispositions in our Consumer business of $2.4 billion, CLL business of $1.2 billion and our Real Estate business of $0.3 billion.  In connection with the GE Capital Exit Plan, we closed a vast majority of our Real Estate business dispositions in 2015 and split-off of Synchrony Financial in 2015.

•	Included in the above were lower net income tax payments of $1.0 billion.

GE Capital cash used for investing activities-discontinued operations decreased $22.1 billion, primarily due to the following:
•
A decrease in net investing activities of $20.0 billion primarily related to decreased financing receivables, a reduction in net additions to property, plant and equipment and decreased investment in other assets (including the 2015 split-off of Synchrony Financial) as a result of certain dispositions in connection with the GE Capital Exit Plan in 2015.

•	Lower cash used for purchases of investment securities of $2.1 billion.

GE 2016 FORM 10-K 86

GE Capital cash from financing activities-discontinued operations decreased $30.4 billion, primarily due to the following:
•
Higher net repayments of borrowings of $17.5 billion as a result of certain 2015 dispositions in our Consumer (including the 2015 split-off of Synchrony Financial), CLL and Real Estate businesses in connection with the GE Capital Exit Plan.

•	Cash proceeds from bank deposits of $0.5 billion compared to $10.5 billion in 2014 (including the 2015 split-off of Synchrony Financial).
•	Proceeds from the initial public offering of Synchrony Financial in 2014 of $2.8 billion.

INTERCOMPANY TRANSACTIONS BETWEEN GE AND GE CAPITAL

We are repositioning GE to be the world's best infrastructure and technology company, with a smaller financial services division. Our focus is on driving infrastructure leadership, investing in innovation and achieving a culture of simplification to better serve our customers around the world. Over the last decade, we have made significant strides in transforming our portfolio and focusing on our industrial leadership. We have grown our infrastructure platforms with major portfolio moves, investing in adjacencies and pursuing opportunities that are closely related to our core.

In parallel, we have made a concentrated effort to reduce the size of our GE Capital business and align its growth with Industrial earnings. As a result, GE Capital vertical businesses are now focused on investing financial, human and intellectual capital to promote growth for our industrial businesses and their customers. GE Capital accomplishes this in part through related party transactions with GE that are made on an arms-length basis and are reported in the GE and GE Capital columns of our financial statements, but are eliminated in deriving our consolidated financial statements. These transactions include, but are not limited to, the following:

•	GE Capital dividends to GE,
•	GE Capital working capital solutions to optimize GE cash management,
•	GE Capital enabled GE industrial orders, and
•	Aircraft engines, power equipment and healthcare equipment manufactured by GE that are installed on GE Capital investments, including leased equipment.

In addition to the above transactions that primarily enable growth for the GE businesses, there are routine related party transactions, which include, but are not limited to, the following:

•	Expenses related to parent-subsidiary pension plans,
•	Buildings and equipment leased between GE and GE Capital, including sale-leaseback transactions,
•	Information technology (IT) and other services sold to GE Capital by GE, and
•	Various investments, loans and allocations of GE corporate overhead costs.

CASH FLOWS

GE Capital paid $20.1 billion, $4.3 billion and $3.0 billion of common dividends to GE in the years ended December 31, 2016, 2015 and 2014, respectively. In January 2017, GE received an additional $2.0 billion of common dividends from GE Capital.

In order to manage credit exposure, GE sells current receivables to GE Capital and other third parties in part to fund the growth of our industrial businesses. These transactions can result in cash generation or cash use. During any given period, GE receives cash from the sale of receivables to GE Capital and other third parties. GE also leverages GE Capital for its expertise in receivables collection services and sales of receivables to GE Capital are made on an arm's length basis. The incremental amount of cash received from sales of receivables represents the cash generated or used in the period relating to this activity. The incremental cash generated in GE CFOA from current receivables sold to GE Capital, including current receivables subsequently sold to third parties, increased GE's CFOA by $2.1 billion, $2.1 billion and $1.6 billion in 2016, 2015 and 2014, respectively.

As of December 31, 2016, GE Capital had approximately $12.3 billion recorded on its balance sheet related to current receivables purchased from GE. Of these amounts, approximately half had been sold by GE to GE Capital with recourse (i.e., the GE business retains the risk of default). The evaluation of whether recourse transactions qualify for accounting derecognition is based, in part, upon the legal jurisdiction of the sale; as such, the majority of recourse transactions outside the U.S. qualify for sale treatment. Claims by GE Capital on receivables sold with recourse to GE have not been significant for the years ended December 31, 2016, 2015 and 2014.
GE 2016 FORM 10-K 87

In December 2016, GE Capital entered into a Receivables Facility with members of a bank group, designed to provide extra liquidity to GE. The Receivables Facility allows us to sell eligible current receivables on a non-recourse basis for cash and a deferred purchase price to members of the bank group. The purchase commitment of the bank group at December 31, 2016 was $3.0 billion. See Note 22 to the consolidated financial statements for further information.

ENABLED ORDERS

Enabled orders represent the act of introducing, elevating and influencing customers and prospects that result in an industrial sale, potentially coupled with programmatic captive financing or driving incremental products or services across the GE Store. During the year ended December 31, 2016, GE Capital enabled $13.4 billion of GE industrial orders, primarily with our Power ($6.9 billion), Renewable Energy ($4.8 billion) and Healthcare ($0.9 billion) businesses.

AVIATION

During the years ended December 31, 2016 and 2015, GE Capital acquired 44 aircraft (list price totaling $6.5 billion) and 56 aircraft (list price totaling $6.4 billion), respectively, from third parties that will be leased to others, which are powered by engines that were manufactured by GE Aviation and affiliates. Additionally, GE Capital had $1.5 billion and $1.1 billion of net book value of engines, originally manufactured by GE Aviation and affiliates and subsequently leased back to GE Aviation and affiliates at December 31, 2016 and 2015, respectively.

PENSIONS

GE Capital is a member of certain GE Pension Plans.  As a result of the GE Capital Exit Plan, GE Capital will have additional funding obligations for these pension plans. These obligations do not relate to the Verticals and are recognized as an expense in GE Capital's other continuing operations when they become probable and estimable.  The additional funding obligations recognized by GE Capital were $0.6 billion and $0.2 billion for the years ended December 31, 2016 and 2015, respectively.

Certain of this additional funding is recorded as a contra expense for GE and GE's related future pension obligations will be paid by GE Capital. For certain other pension plan funding obligations triggered by the GE Capital Exit Plan, GE agreed to assume the funding obligation that would have been triggered by GE Capital at the date of exit from the plan in exchange for an assumption fee that GE recorded as Other income. The total cash transferred to GE for the assumption of these GE Capital funding obligations was $0.2 billion and $0.1 billion for the years ended December 31, 2016 and 2015, respectively.

On a consolidated basis, the additional required pension funding and any related assumption fees do not affect current period earnings.  Any additional required pension funding will be reflected as a reduction of the pension liability when paid.

GE GUARANTEE OF GE CAPITAL THIRD-PARTY TRANSACTIONS

In certain instances, GE provides guarantees to GE Capital transactions with third parties primarily in connection with enabled orders. In order to meet its underwriting criteria, GE Capital may obtain a direct guarantee from GE related to the performance of the third party. GE guarantees can take many forms and may include, but not be limited to, direct performance or payment guarantees, return on investment guarantees, asset value guarantees and loss pool arrangements. As of December 31, 2016, GE had outstanding guarantees to GE Capital on $1.8 billion of funded exposure and $0.5 billion of unfunded commitments. The recorded amount of these contingent liabilities was $0.1 billion as of December 31, 2016 and is dependent upon individual transaction level defaults, losses and/or returns.

GE GUARANTEE OF CERTAIN GE CAPITAL DEBT

GE provides implicit and explicit support to GE Capital through commitments, capital contributions and operating support. As previously discussed, GE debt assumed from GE Capital in connection with the merger of GE Capital into GE was $58.8 billion, and GE guaranteed $47.5 billion of GE Capital debt at December 31, 2016. See Note 24 to the consolidated financial statements for additional information about the eliminations of intercompany transactions between GE and GE Capital.

GE 2016 FORM 10-K 88

CONTRACTUAL OBLIGATIONS

As defined by reporting regulations, our contractual obligations for estimated future payments as of December 31, 2016, follow.

	Payments due by period
					2022 and
(In billions)	Total	2017	2018-2019	2020-2021	thereafter

Borrowings (Note 10)	$136.2	$32.6	$21.5	$24.9	$57.2
Interest on borrowings	42.5	3.7	5.9	4.8	28.1
Purchase obligations(a)(b)	56.8	21.3	12.8	13.5	9.2
Insurance liabilities (Note 11)(c)	11.1	1.3	1.9	1.5	6.4
Operating lease obligations (Note 27)	4.2	0.8	1.3	1.0	1.1
Other liabilities(d)	78.9	11.3	11.2	8.7	47.7
Contractual obligations of discontinued operations(e)	4.2	4.2	-	-	-

(a)
Included all take-or-pay arrangements, capital expenditures, contractual commitments to purchase equipment that will be leased to others, software acquisition/license commitments, contractual minimum programming commitments and any contractually required cash payments for acquisitions.

(b)
Excluded funding commitments entered into in the ordinary course of business. See Notes 20 and 23 to the consolidated financial statements for further information on these commitments and other guarantees.

(c)
Included contracts with reasonably determinable cash flows such as structured settlements, guaranteed investment contracts, and certain property and casualty contracts, and excluded long-term care, variable annuity and other life insurance contracts.

(d)
Included an estimate of future expected funding requirements related to our postretirement benefit plans and included liabilities for unrecognized tax benefits. Because their future cash outflows are uncertain, the following non-current liabilities are excluded from the table above: derivatives, deferred revenue and other sundry items. See Notes 14, 20 and 29 to the consolidated financial statements for further information on certain of these items.

(e)	Included payments for other liabilities.

GE 2016 FORM 10-K 89

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

We also regularly assess customer credit risk inherent in the carrying amounts of receivables and contract costs and estimated earnings, including the risk that contractual penalties may not be sufficient to offset our accumulated investment in the event of customer termination. We gain insight into future utilization and cost trends, as well as credit risk, through our knowledge of the installed base of equipment and the close interaction with our customers that comes with supplying critical services and parts over extended periods. Revisions may affect a product services agreement's total estimated profitability resulting in an adjustment of earnings; such adjustments increased earnings by $2.2 billion, $1.4 billion and $1.0 billion in 2016, 2015 and 2014, respectively. We provide for probable losses when they become evident.

See Notes 1 and 9 to the consolidated financial statements for further information.

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

See Notes 1 and 3 to the consolidated financial statements for further information about actual and potential impairment losses.

GE 2016 FORM 10-K 90

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

See Notes 7 and 23 to the consolidated financial statements for further information on impairment losses and our exposure to the commercial aviation industry.

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

GE 2016 FORM 10-K 91

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

See Notes 1 and 8 to the consolidated financial statements for further information.

BUSINESSES AND ASSETS HELD FOR SALE

Businesses and assets held for sale represent components that meet the accounting requirements to be classified as held for sale and are presented as single asset and liability amounts in our financial statements with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value, less cost to sell. Financing receivables that no longer qualify to be presented as held for investment must be classified as assets held for sale and recognized in our financial statements at the lower of cost or fair value, less cost to sell, with that amount representing a new cost basis at the date of transfer.

The determination of fair value for businesses and assets held for sale involves significant judgments and assumptions. Development of estimates of fair values in this circumstance is complex and is dependent upon, among other factors, the nature of the potential sales transaction (for example, asset sale versus sale of legal entity), composition of assets and/or businesses in the disposal group, the comparability of the disposal group to market transactions, negotiations with third party purchasers, etc. Such factors bear directly on the range of potential fair values and the selection of the best estimates. Key assumptions were developed based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction.

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

Our discount rates for principal pension plans at December 31, 2016, 2015 and 2014 were 4.11%, 4.38% and 4.02%, respectively, reflecting market interest rates.

GE 2016 FORM 10-K 92

To determine the expected long-term rate of return on pension plan assets, we consider current and target asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future long-term return expectations for our principal benefit plans' assets, we formulate views on the future economic environment, both in the U.S. and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields and spreads, using both internal and external sources. We also take into account expected volatility by asset class and diversification across classes to determine expected overall portfolio results given current and target allocations. Assets in our principal pension plans earned 6.5% in 2016, and had average annual returns of 7.8%, 4.0%, and 8.0% per year in the 5-, 10- and 25-year periods ended December 31, 2016, respectively. The average historical 10- and 25- year returns were significantly affected by investment losses in 2008. Based on our analysis of future expectations of asset performance, past return results, and our current and target asset allocations, we have assumed a 7.5% long-term expected return on those assets for cost recognition in 2017 the same as 2016 and 2015.

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
See Other Consolidated Information – Postretirement Benefit Plans section within the MD&A and Notes 12 and 29 to the consolidated financial statements for further information on our pension plans.

INCOME TAXES

Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rate on our global operations. In addition to local country tax laws and regulations, this rate depends on the extent earnings are indefinitely reinvested outside the United States. Indefinite reinvestment is determined by management's judgment about and intentions concerning the future operations of the Company. At December 31, 2016 and 2015, approximately $82 billion and $104 billion of earnings, respectively, have been indefinitely reinvested outside the United States. Most of these earnings have been reinvested in active non-U.S. business operations, and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely outside the United States.

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. We use our historical experience and our short- and long-range business forecasts to provide insight. Further, our global and diversified business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. Amounts recorded for deferred tax assets related to non-U.S. net operating losses, net of valuation allowances, were $3.1 billion and $5.1 billion at December 31, 2016 and 2015, including $0.3 billion and $0.8 billion at December 31, 2016 and 2015, respectively, of deferred tax assets, net of valuation allowances, associated with losses reported in discontinued operations, primarily related to our Real Estate and Consumer businesses and our loss on the sale of GE Money Japan. Such year-end 2016 amounts are expected to be fully recoverable within the applicable statutory expiration periods. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

See Other Consolidated Information – Income Taxes section within the MD&A and Note 14 to the consolidated financial statements for further information on income taxes.

GE 2016 FORM 10-K 93

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

See Notes 1, 9, 20 and 29 to the consolidated financial statements for further information about our use of derivatives.

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

See Notes 1, 3, 8, 19, 20 and 29 to the consolidated financial statements for further information on fair value measurements and related matters.

GE 2016 FORM 10-K 94

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

See Note 23 to the consolidated financial statements for further information.

GE 2016 FORM 10-K 95

OTHER ITEMS

NEW ACCOUNTING STANDARDS

ASU NO. 2016-16, ACCOUNTING FOR INCOME TAXES: INTRA-ENTITY ASSET TRANSFERS OF ASSETS OTHER THAN INVENTORY

In October 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The ASU eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory. As a result, the tax expense from the intercompany sale of assets, other than inventory, and associated changes to deferred taxes will be recognized when the sale occurs even though the pre-tax effects of the transaction have not been recognized. The effect of the adoption of the standard will depend on the nature and amount of future transactions.

ASU NO. 2016-02, LEASES

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we continue to evaluate the effect of the standard on our ongoing financial reporting, we anticipate that the adoption of the ASU may materially affect our Statement of Financial Position.

ASU NO. 2014-09, REVENUE FROM CONTRACTS WITH CUSTOMERS

BACKGROUND

In May 2014, the FASB issued a new comprehensive set of revenue recognition principles (ASU No. 2014-09, Revenue from Contracts with Customers) that supersedes most existing U.S. GAAP revenue recognition guidance (including ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts). The new standard will become effective for annual reporting periods beginning after December 15, 2017. We will adopt the standard on January 1, 2018, will apply it retrospectively to all periods presented and will elect the practical expedient for contract modifications. Since the issuance of the new standard by the FASB, we have engaged in a collaborative process with our industry peers and worked with standard setters on important interpretive matters with the objective of ensuring consistency in the application of the standard.

TRANSITION METHOD FOR APPLYING THE NEW STANDARD

Companies can use either a full retrospective or modified retrospective method to adopt the standard. Under the full retrospective method, all periods presented will be updated upon adoption to conform to the new standard and a cumulative adjustment for effects on periods prior to 2016 will be recorded to retained earnings as of January 1, 2016. Under the modified retrospective approach, prior periods are not updated to be presented on an accounting basis that is consistent with 2018. Rather, a cumulative adjustment for effects of applying the new standard to periods prior to 2018 is recorded to retained earnings as of January 1, 2018. Because only 2018 revenues reflect application of the new standard, incremental disclosures are required to present the 2018 revenues under the prior standard.

 As noted above, we have elected to apply the full retrospective approach. We chose that approach because we believe that it is the most helpful to our investors.  First and foremost, when we adopt the standard in 2018 we will provide investors with a consistent view of historical trends, as 2016 and 2017 will be on a basis consistent with 2018.

GE 2016 FORM 10-K 96

CHANGE IN TIMING AND PRESENTATION, NO IMPACT TO CASH OR ECONOMICS

The new standard requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time based on when control of goods and services transfer to a customer. As a result, we expect significant changes in the presentation of our financial statements, including: (1) timing of revenue recognition, and (2) changes in classification between revenue and costs. The new standard will have no cash impact and, as such, does not affect the economics of our underlying customer contracts. The effect of applying the new guidance to our existing book of contracts will result in lower reported earnings in 2018 (and comparative periods previously reported) and in the early years after adoption. However, we expect to experience an increase in reported earnings, on that existing book of contracts, as they mature. The new standard will provide for a better alignment of cash and earnings for the affected long-term customer contracts and we expect that it will enhance comparability across industry peers.

SPECIFIC EFFECT ON GE BUSINESSES

Power and Aviation Service Agreements - For our long-term product service agreements, primarily in our Power and Aviation businesses, we expect to continue to recognize revenue based on costs incurred plus an estimated margin rate (over time model).  However, the new standard provides prescriptive guidance tied to several factors for determining what constitutes the proper scope of a customer contract for accounting purposes. These factors include optional purchases, contract modifications, and termination clauses. For example, under the new standard contract modifications will be accounted for prospectively by recognizing the financial effect of the modification over the remaining life of the contract. Under existing accounting guidance revisions to estimated margin rates resulting from modifications were reflected as cumulative effect adjustments to earnings in the current period.

Aviation Commercial Engines - Consistent with industry peers, the financial presentation of our Aviation Commercial engines business will be significantly affected as they will be accounted for as of a point in time, which is a change from our current long-term contract accounting process. Our current process applies contract-specific estimated margin rates, which include the effect of estimated cost improvements, to costs incurred. This change is required because our commercial engine contracts do not transfer control to the customer during the manufacturing process. Each install and spare engine will be accounted for as a separate performance obligation, reflecting the actual price and manufacturing costs of such engines. We expect that the most significant effect of this change will be reflected when we have new engine launches, where the cost of earlier production units is higher than the cost of later production units because of cost improvements.
All Other Large Equipment - For the remainder of our equipment businesses, the new revenue standard requires emphasis on transfer of control rather than risks and rewards, which may accelerate timing of revenue recognition versus our current practices. For example, in our Renewable Energy business we wait for risk of loss to be assumed by the customer before recognizing revenue, which generally occurs later than when control is transferred.

CURRENT RANGE OF FINANCIAL STATEMENT EFFECT

We will adopt the new standard as of January 1, 2018. When we report our 2018 results, the comparative results for 2017 and 2016 will be updated to reflect the application of the requirements of the new standard to these periods.  Based on our assessment and best estimates to date, we expect a non-cash charge to our January 1, 2016 retained earnings balance of approximately $4 billion. We estimate that the charge will comprise approximately $1 billion related to commercial aircraft engines and $3 billion related primarily to our Services businesses (predominately in Power and Aviation). Beyond those effects, we expect application of the new guidance will result in increases and decreases in revenue within our segments, which will largely offset overall and will be immaterial at a total company level. We estimate that our 2016 restated earnings per share will be lower by approximately $0.10. We anticipate that 2018 earnings per share will be lower by approximately $0.05 compared to what our results would be under existing revenue recognition guidance. These amounts include significant estimates and will remain subject to change as we complete our evaluation of the new standard and reflect actual activity for 2017.

To summarize, we will adopt the new standard in 2018, at which time we will update prior periods to be presented on a consistent basis. As discussed above, we anticipate the dilutive effect of the new standard in the year of adoption to be approximately $0.05 EPS and the effect will be less dilutive for years after initial adoption. However, this expectation is based on many variables, which are subject to change. Importantly, application of the new guidance has no effect on the cash we expect to receive nor the economics of these contracts. Rather, it will simply more closely align revenue with cash, which we believe will be helpful to our investors.

GE 2016 FORM 10-K 97

GE DIGITAL

In late 2015, we created GE Digital, whose activities are focused on assisting in the market development of our digital product offerings through software design, fulfillment and product management, while also interfacing with our customers. Digital revenues include internally developed software (including Predix) and associated hardware, and software solutions that improve our customers' asset performance. These revenues are largely generated from our operating businesses and are included in their segment results.

GE Digital revenues of $3.6 billion increased $0.5 billion, or 16%, in 2016 and were principally driven by expansion of our Digital offerings in GE's Power, Energy Connections & Lighting and Oil & Gas segments.

GE Digital orders of $4.0 billion increased $0.7 billion, or 22%, in 2016 principally driven by expansion of our Digital offerings in GE's Power, Energy Connections & Lighting, Oil & Gas segments and in Digital Core, partially offset by a market-driven slowdown in Transportation.

One aspect of our Digital transformation includes an initiative to digitize the operations of GE. These investments include applications and analytics that improve the productivity of our internal processes across engineering, services, sourcing, and commercial – collectively referred to as the Digital Thread. During 2016, we internally invested $0.4 billion through various digitally-driven productivity initiatives, yielding $0.7 billion of gross productivity, principally related to our services businesses. Costs associated with revenue-generating activities are recorded within the results of our segments and at Corporate and are reflected in their respective margin rates.

In addition, we made several acquisitions to further enhance and expand our digital capabilities:

•
On January 10, 2017, we completed the acquisition of ServiceMax, a leader in cloud-based field service management (FSM) solutions, for $0.9 billion. This acquisition is expected to provide enhanced capabilities to advance our Industrial Internet vision, enabling customers to immediately gain more value from their assets and find greater efficiency in their field service processes.

•
On November 9, 2016, we acquired the remaining 89% of Bit Stew, a software company specializing in gathering data from connected devices in complex industrial systems to help companies plan predictive maintenance and optimize productivity, for $0.1 billion.

•
On October 26, 2016, we acquired Wise.io, a leading machine learning and intelligent systems company, for less than $0.1 billion. This acquisition is expected to further accelerate development of advanced machine learning and data science offerings in the Predix platform.

•
On September 14, 2016, we acquired the remaining 74% of the software developer Meridium Inc. for $0.4 billion. The acquisition is expected to enhance and accelerate our Asset Performance Management capabilities across our industrial businesses.

GE 2016 FORM 10-K 98

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

In January 2016, the U.S. Department of Treasury's Office of Foreign Assets Control (OFAC) issued General License H authorizing U.S.-owned or controlled foreign entities to engage in transactions with Iran if these entities meet the requirements of the general license. Pursuant to this authorization, a non-U.S. affiliate of GE's Power business received a purchase order during the third quarter of 2016 for the sale of spare parts to an Iranian entity to provide electricity and steam to an area of Iran that includes certain oil refineries. During the fourth quarter of 2016, the non-U.S. affiliate received purchase orders directly from one of the end users for €7.1 million ($7.9 million) of the work contemplated under the original purchase order. As a result, the original purchase order will be revised. As of December 31, 2016, gross revenues attributable to these purchase orders was €0.9 million ($1.0 million), and net profits attributable to these transactions was €0.5 million ($0.6 million). The non-U.S. affiliate intends to continue this activity.

Another non-U.S. affiliate of GE's Oil & Gas business received four purchase orders during the fourth quarter of 2016 for the sale of goods pursuant to General License H that could potentially enhance Iran's ability to develop petroleum resources. The purchase orders cover the sale of spare parts for gas turbine equipment for ultimate end use by an Iranian company in gas production projects in Iran and have a total value of €16.8 million ($17.6 million).  The non-U.S. affiliate has also begun operational activities related to previously reported contracts. A second non-U.S. affiliate of GE's Oil & Gas business received a purchase order pursuant to General License H valued at €0.2 million ($0.2 million) during the fourth quarter of 2016 for the sale of services associated with the commissioning of gas compressors in Iran. As of December 31, 2016, these non-US affiliates have not recognized any revenue, but have incurred €2.7 million ($2.9 million) in costs. The non-U.S. affiliates intend to continue this activity.

For additional information on business activities related to Iran, please refer to the Other Items section within MD&A of our Form 10-Q for the quarter ended September 30, 2016.

GE 2016 FORM 10-K 99

ENVIRONMENTAL MATTERS

Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. We are involved in a number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to approximately $0.2 billion, $0.3 billion and $0.4 billion for the years 2016, 2015 and 2014, respectively. We presently expect that such remediation actions will require average annual expenditures of about $0.2 billion in 2017 and about $0.1 billion in 2018.

As previously reported, in 2000, GE and the Environmental Protection Agency (EPA) entered into a consent decree relating to PCB cleanup of the Housatonic River in Massachusetts. Following EPA's release in September 2015 of an intended final remediation decision, GE and EPA engaged in mediation and the first step of the dispute resolution process contemplated by the consent decree. In October 2016, EPA issued its final remediation decision pursuant to the consent decree. GE and several other interested parties have appealed that decision to EPA's Environmental Appeals Board. A decision of the Board can ultimately be appealed to the United States Court of Appeals for the First Circuit. EPA may not implement any remedy until all appeals are exhausted. As of December 31, 2016, and based on its assessment of current facts and circumstances and its defenses, GE believes that it has recorded adequate reserves to cover future obligations associated with an expected final remedy.

RESEARCH AND DEVELOPMENT

(In millions)	2016	2015	2014

Total R&D	$5,466	$5,278	$5,273
Less customer funded R&D (principally the U.S. Government)	(611)	(803)	(721)
Less partner funded R&D	(73)	(226)	(319)
GE funded R&D	$4,782	$4,249	$4,233

Of the total Research and Development, the segments with the most significant expenditures for the years ended December 31, 2016, 2015 and 2014 were: Aviation $1,595 million, $1,893 million and $1,965 million, respectively; Healthcare $938 million, $905 million, and $817 million, respectively; and Power $695 million, $721 million and $641 million, respectively. The remaining segments and Corporate, including Global Research Center, had combined expenditures of $2,238 million, $1,759 million and $1,850 million, for the years ended December 31, 2016, 2015 and 2014 respectively.

OTHER

We own, or hold licenses to use, numerous patents. New patents are continuously being obtained through our research and development activities as existing patents expire. Patented inventions are used both within the Company and are licensed to others.

GE is a trademark and service mark of General Electric Company.

Because of the diversity of our products and services, as well as the wide geographic dispersion of our production facilities, we use numerous sources for the wide variety of raw materials needed for our operations. We have not been adversely affected by our inability to obtain raw materials.

Sales of goods and services to agencies of the U.S. Government as a percentage of revenues follow.

	2016	2015	2014

Total sales to U.S. Government agencies	3%	3%	3%
Aviation segment defense-related sales	2	2	3

GE 2016 FORM 10-K 100

SUPPLEMENTAL INFORMATION

FINANCIAL MEASURES THAT SUPPLEMENT U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES MEASURES (NON-GAAP FINANCIAL MEASURES)

We sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered "non-GAAP financial measures" under U.S. Securities and Exchange Commission rules. Specifically, we have referred, in various sections of this report, to:

•	Industrial segment organic revenues and industrial segment organic revenues excluding Oil & Gas
•	Industrial segment organic operating profit
•	Oil & Gas organic revenue and operating profit growth
•	Operating and non-operating pension cost
•	Adjusted corporate costs (operating)
•
GE pre-tax earnings from continuing operations, excluding GE Capital earnings (loss) from continuing operations and the corresponding effective tax rates, and the reconciliation of the U.S. federal statutory income tax rate to GE effective tax rate, excluding GE Capital earnings

•	Industrial operating earnings and GE Capital earnings (loss) from continuing operations and EPS
•	Industrial operating + Verticals earnings and EPS
•	Industrial operating profit and operating profit margin (excluding certain items)
•	Industrial operating profit + Verticals
•	Industrial segment gross margin (excluding Alstom)
•	Industrial segment operating profit and operating margin (excluding Alstom)
•	Average GE shareowners' equity, excluding effects of discontinued operations
•	Average GE Capital shareowners' equity, excluding effects of discontinued operations
•	Industrial return on total capital (Industrial ROTC)
•	Industrial cash flows from operating activities (Industrial CFOA) and Industrial CFOA excluding taxes related to business sales and principal pension plan funding
•	GE cash flows from operating activities (GE CFOA) excluding taxes related to business sales and principal pension plan funding
•	Free cash flow (FCF) and FCF plus dispositions
•	Ratio of adjusted debt to equity at GE Capital, net of liquidity
•	Capital ending net investment (ENI), excluding liquidity
•	2017 operating framework including 2017 Industrial operating + Verticals EPS target

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

GE 2016 FORM 10-K 101

INDUSTRIAL SEGMENT ORGANIC REVENUES AND INDUSTRIAL SEGMENT ORGANIC REVENUES EXCLUDING OIL & GAS

(Dollars in millions)	2016	2015	V%

Industrial segment revenues (GAAP)	$113,156	$108,796	4%
Adjustments:
Acquisitions	13,207	1,961
Business dispositions (other than dispositions of businesses acquired for investment)	1,256	6,838
Currency exchange rates	(808)	-
Industrial segment organic revenues (Non-GAAP)	$99,501	$99,997	-%
Adjustment: Plus Alstom November and December(a)	3,202	1,812
Industrial segment organic revenues including Alstom results for November and December
of both 2015 and 2016 (Non-GAAP)	$102,702	$101,809	1%

Oil & Gas revenues (GAAP)	$12,898	$16,450	(22)%
Adjustments:
Acquisitions	140	-
Business dispositions (other than dispositions of businesses acquired for investment)	-	57
Currency exchange rates	(290)	-
Oil & Gas organic revenues (Non-GAAP)	$13,048	$16,394	(20)%
Adjustment: Plus Alstom November and December(a)	28	-
Oil & Gas organic revenues including Alstom results for November and December
of both 2015 and 2016 (Non-GAAP)	$13,075	$16,394	(20)%
Industrial segment organic revenues including Alstom results for November and December
of both 2015 and 2016 and excluding Oil & Gas (Non-GAAP)	$89,627	$85,416	5%

(Dollars in millions)	2015	2014	V%

Industrial segment revenues (GAAP)	$108,796	$109,727	(1)%
Adjustments:
Acquisitions	2,204	46
Business dispositions (other than dispositions of businesses acquired for investment)	108	1,224
Currency exchange rates	(4,791)	-
Industrial segment organic revenues (Non-GAAP)	$111,276	$108,457	3%

Oil & Gas revenues (GAAP)	$16,450	$19,085	(14)%
Adjustments:
Acquisitions	145	30
Business dispositions (other than dispositions of businesses acquired for investment)	25	319
Currency exchange rates	(1,597)	-
Oil & Gas organic revenues (Non-GAAP)	$17,878	$18,735	(5)%
Industrial segment organic revenues excluding Oil & Gas (Non-GAAP)	$93,398	$89,723	4%

(Dollars in millions)	2014	2013	V%

Industrial segment revenues (GAAP)	$109,727	$103,383	6%
Adjustments:
Acquisitions	2,170	463
Business dispositions (other than dispositions of businesses acquired for investment)	246	1,712
Currency exchange rates	(545)	-
Industrial segment organic revenues (Non-GAAP)	$107,856	$101,208	7%

Oil & Gas revenues (GAAP)	$18,676	$16,975	10%
Adjustments:
Acquisitions	1,221	319
Business dispositions (other than dispositions of businesses acquired for investment)	109	726
Currency exchange rates	(67)	-
Oil & Gas organic revenues (Non-GAAP)	$17,413	$15,930	9%
Industrial segment organic revenues excluding Oil & Gas (Non-GAAP)	$90,443	$85,279	6%

(a)
Alstom was acquired in November 2015. This adjustment results in the inclusion of Alstom revenues from November and December of both 2015 and 2016 in the adjusted organic revenue growth measure as described below.

GE 2016 FORM 10-K 102

Organic revenue growth measures revenue growth excluding the effects of acquisitions, business dispositions and currency exchange rates. We believe that this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and currency exchange, which activities are subject to volatility and can obscure underlying trends. We also believe that presenting organic revenue growth separately for our industrial businesses provides management and investors with useful information about the trends of our industrial businesses and enables a more direct comparison to other non-financial businesses and companies. Management recognizes that the term "organic revenue growth" may be interpreted differently by other companies and under different circumstances. Although this may have an effect on comparability of absolute percentage growth from company to company, we believe that these measures are useful in assessing trends of the respective businesses or companies and may therefore be a useful tool in assessing period-to-period performance trends.

We integrate acquisitions as soon as possible.  Revenues from the date we complete the acquisition through the end of the fourth quarter following the acquisition are considered the acquisition effect of such business for purposes of calculating organic revenue.  As such, organic revenue excludes Alstom revenues from November 3, 2015 through December 31, 2016.  However, because of the significance of Alstom to our results and the exclusion of Alstom revenues for more than 12 months in calculating organic revenue growth, we believe investors would also find it helpful to see the revenue growth of the industrial segments adjusted to include Alstom's November and December revenues in an organic measure. As a result, we have also presented an adjusted organic revenue growth measure on that basis.

We also believe that variability in the revenue of our Oil & Gas business may obscure underlying trends of our other industrial businesses. As a result, we have also presented our organic revenue growth measure excluding the revenues of our Oil & Gas business.

INDUSTRIAL SEGMENT ORGANIC OPERATING PROFIT

(Dollars in millions)	2016	2015	V%

Industrial segment profit (GAAP)	$17,598	$17,966	(2)%
Adjustments:
Acquisitions	739	(151)
Business dispositions (other than dispositions of businesses acquired for investment)	181	649
Currency exchange rates	(33)	-
Industrial segment organic operating profit (Non-GAAP)	$16,712	$17,469	(4)%

(Dollars in millions)	2015	2014	V%

Industrial segment profit (GAAP)	$17,966	$17,764	1%
Adjustments:
Acquisitions	(132)	(1)
Business dispositions (other than dispositions of businesses acquired for investment)	3	195
Currency exchange rates	(670)	-
Industrial segment organic operating profit (Non-GAAP)	$18,766	$17,570	7%

Industrial segment organic operating profit growth measures Industrial segment profit excluding the effects of acquisitions, business dispositions and currency exchange rates. We believe that this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and currency exchange, which activities are subject to volatility and can obscure underlying trends. We also believe that presenting industrial segment organic operating profit growth separately for our industrial businesses provides management and investors with useful information about the trends of our industrial businesses and enables a more direct comparison to other non-financial businesses and companies. Management recognizes that the term "Industrial segment organic operating profit growth" may be interpreted differently by other companies and under different circumstances. Although this may have an effect on comparability of absolute percentage growth from company to company, we believe that these measures are useful in assessing trends of the respective businesses or companies and may therefore be a useful tool in assessing period-to-period performance trends.

GE 2016 FORM 10-K 103

OIL & GAS ORGANIC REVENUE GROWTH

(Dollars in millions)	2015	2014	V%

Oil & Gas segment revenue (GAAP)	$16,450	$19,085	(14)%
Adjustments:
Acquisitions	145	30
Business dispositions (other than dispositions of businesses acquired for investment)	25	319
Currency exchange rates	(1,597)	-
Oil & Gas organic revenue (Non-GAAP)	$17,878	$18,735	(5)%

OIL & GAS ORGANIC OPERATING PROFIT GROWTH

(Dollars in millions)	2015	2014	V%

Oil & Gas segment profit (GAAP)	$2,427	$2,758	(12)%
Adjustments:
Acquisitions	8	-
Business dispositions (other than dispositions of businesses acquired for investment)	1	18
Currency exchange rates	(349)	-
Oil & Gas organic profit (Non-GAAP)	$2,768	$2,739	1%

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

OPERATING AND NON-OPERATING PENSION COST

(In millions)	2016	2015	2014	2013

Service cost for benefits earned	$1,237	$1,424	$1,205	$1,535
Prior service cost amortization	303	205	214	246
Curtailment loss	31	105	65	-
Operating pension cost (Non-GAAP)	1,571	1,734	1,484	1,781

Expected return on plan assets	(3,336)	(3,302)	(3,190)	(3,500)
Interest cost on benefit obligations	2,939	2,778	2,745	2,460
Net actuarial loss amortization	2,449	3,288	2,565	3,664
Non-operating pension cost (Non-GAAP)	2,052	2,764	2,120	2,624
Total principal pension plans cost (GAAP)	$3,623	$4,498	$3,604	$4,405

We have provided the operating and non-operating components of cost for our principal pension plans. Operating pension cost comprises the service cost of benefits earned, prior service cost amortization and curtailment loss for our principal pension plans. Non-operating pension cost comprises the expected return on plan assets, interest cost on benefit obligations and net actuarial loss amortization for our principal pension plans. We believe that the operating components of pension cost better reflect the ongoing service-related cost of providing pension benefits to our employees. We believe that the operating and non-operating components of cost for our principal pension plans, considered along with the corresponding GAAP measure, provide management and investors with additional information for comparison of our pension plan cost and operating results with the pension plan cost and operating results of other companies.

GE 2016 FORM 10-K 104

ADJUSTED CORPORATE COSTS (OPERATING)

(In millions)	2016	2015	2014	2013

Total Corporate Items and Eliminations (GAAP)	$(4,226)	$(5,108)	$(6,225)	$(6,002)
Less: non-operating pension cost (Non-GAAP)	(2,052)	(2,764)	(2,120)	(2,624)
Total Corporate costs (operating) (Non-GAAP)	$(2,175)	$(2,344)	$(4,105)	$(3,378)
Less: restructuring and other charges, gains (losses),
NBCU settlement and NBCU LLC	(134)	(237)	(1,697)	(17)
Adjusted total corporate costs (operating) (Non-GAAP)	$(2,040)	$(2,107)	$(2,408)	$(3,361)

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

We also believe that adjusting operating corporate costs to exclude the effects of items that are not closely associated with ongoing corporate operations, such as earnings of previously divested businesses, gains and losses on disposed and held for sale businesses, restructuring and other charges, a settlement and NBCU LLC provides management and investors with a meaningful measure that increases the period-to-period comparability of our ongoing corporate costs.

GE PRE-TAX EARNINGS FROM CONTINUING OPERATIONS, EXCLUDING GE CAPITAL EARNINGS (LOSS) FROM
CONTINUING OPERATIONS AND THE CORRESPONDING EFFECTIVE TAX RATES

(Dollars in millions)	2016	2015	2014

GE earnings from continuing operations before income taxes (GAAP)	$9,815	$3,252	$11,119
Less: GE Capital earnings (loss) from continuing operations	(1,251)	(7,672)	1,532
Total	$11,066	$10,924	$9,587

GE provision for income taxes (GAAP)	$967	$1,506	$1,634
GE effective tax rate, excluding GE Capital earnings (Non-GAAP)	8.7%	13.8%	17.0%

RECONCILIATION OF U.S. FEDERAL STATUTORY INCOME TAX RATE TO GE EFFECTIVE TAX RATE,
EXCLUDING GE CAPITAL EARNINGS

	2016	2015	2014

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Reduction in rate resulting from:
Tax on global activities including exports	(18.5)	(15.8)	(13.9)
U.S. business credits	(0.8)	(1.2)	(1.1)
All other – net	(7.0)	(4.2)	(3.0)
	(26.3)	(21.2)	(18.0)
GE effective tax rate, excluding GE Capital earnings	8.7%	13.8%	17.0%

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

GE 2016 FORM 10-K 105

INDUSTRIAL OPERATING EARNINGS AND GE CAPITAL EARNINGS (LOSS) FROM CONTINUING OPERATIONS AND EPS

(Dollars in millions; except per share amounts)	2016	2015	2014	2013

Consolidated earnings from continuing operations attributable
to GE common shareowners (GAAP)	$9,128	$1,663	$9,535	$7,618
Non-operating pension cost (pre-tax)	2,052	2,764	2,120	2,624
Tax effect on non-operating pension cost(a)	(718)	(967)	(742)	(919)
Adjustment: non-operating pension cost (net of tax)	1,334	1,797	1,378	1,705
Operating earnings (Non-GAAP)	$10,462	$3,460	$10,913	$9,323

Adjustment: GE Capital earnings (loss) from continuing operations
attributable to GE common shareowners	(1,251)	(7,983)	1,209	401
Industrial operating earnings (Non-GAAP)	$11,713	$11,443	$9,705	$8,922

Earnings (loss) per share (EPS) - diluted(b)
Consolidated EPS from continuing operations
attributable to GE common shareowners (GAAP)	$1.00	$0.17	$0.94	$0.74
Adjustment: non-operating pension cost (net of tax)	0.15	0.18	0.14	0.17
Operating EPS (Non-GAAP)	1.14	0.35	1.08	0.90
GE Capital EPS from continuing operations
attributable to GE common shareowners (GAAP)	(0.14)	(0.80)	0.12	0.04
Industrial operating EPS (Non-GAAP)	$1.28	$1.14	$0.96	$0.87

(a)	The tax effect of non-operating pension costs was calculated using a 35% U.S. federal statutory tax rate, based on its applicability to such cost.
(b)	Earnings-per-share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.

Operating earnings excludes non-service-related pension costs of our principal pension plans comprising interest cost, expected return on plan assets and amortization of actuarial gains/losses. The service cost, prior service cost and curtailment loss components of our principal pension plans are included in operating earnings. We believe that these components of pension cost better reflect the ongoing service-related costs of providing pension benefits to our employees. As such, we believe that our measure of operating earnings provides management and investors with a useful measure of the operational results of our business. Other components of GAAP pension cost are mainly driven by capital allocation decisions and market performance, and we manage these separately from the operational performance of our businesses. Neither GAAP nor operating pension costs are necessarily indicative of the current or future cash flow requirements related to our pension plans. We also believe that this measure, considered along with the corresponding GAAP measure, provides management and investors with additional information for comparison of our operating results to the operating results of other companies. We believe that presenting operating earnings separately for our industrial businesses also provides management and investors with useful information about the relative size of our industrial and financial services businesses in relation to the total company.

GE 2016 FORM 10-K 106

INDUSTRIAL OPERATING + VERTICALS EARNINGS AND EPS

(Dollars in millions; except per share amounts)	2016	2015	2014	2013

GE Capital earnings (loss) from continuing operations attributable
to GE common shareowners (GAAP)	$(1,251)	$(7,983)	$1,209	$401
Adjustment: GE Capital other continuing earnings (loss) (Other Capital)	(3,143)	(9,649)	(399)	(1,009)
Verticals earnings(a)	1,892	1,666	1,608	1,410

Industrial operating earnings (Non-GAAP)	$11,713	$11,443	$9,705	$8,922
Verticals earnings(a)	1,892	1,666	1,608	1,410
Industrial operating earnings + Verticals earnings (Non-GAAP)	$13,605	$13,109	$11,313	$10,332
Adjustment: Non-operating pension cost and other Capital	(4,477)	(11,446)	(1,777)	(2,714)
Earnings (loss) from continuing operations
attributable to GE common shareowners (GAAP)	$9,128	$1,663	$9,535	$7,618

Earnings (loss) per share - diluted(b)
Industrial operating EPS (Non-GAAP)	$1.28	$1.14	$0.96	$0.87
Verticals EPS	0.21	0.17	0.16	0.14
Industrial operating + Verticals EPS (Non-GAAP)	$1.49	$1.31	$1.12	$1.00
Adjustment: Non-operating pension cost and other Capital	(0.49)	(1.14)	(0.18)	(0.27)
EPS from continuing operations (GAAP)	$1.00	$0.17	$0.94	$0.74

(a)
Verticals include businesses expected to be retained (GECAS, Energy Financial Services, Industrial Finance and run-off insurance activities), including allocated corporate costs of $100 million, $133 million, $233 million and $233 million after tax for the years ended December 31, 2016, 2015, 2014 and 2013, respectively.

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

See below for a graphic presentation of the reconciliation between GAAP EPS from continuing operations to the Industrial operating + Verticals EPS.

GE 2016 FORM 10-K 107

INDUSTRIAL OPERATING + VERTICALS EARNINGS AND EPS(a)
		Industrial operating & Verticals $1.49 Non-operating pension & other Capital $(0.49)		Industrial operating & Verticals $1.31 Non-operating pension & other Capital $(1.14)
GAAP Continuing EPS	$1.00		$0.17

		Industrial operating & Verticals $1.12 Non-operating pension & other Capital $(0.18)		Industrial operating & Verticals $1.00 Non-operating pension & other Capital $(0.27)
GAAP Continuing EPS	$0.94		$0.74

(a)	Earnings-per-share amounts are computed independently. As a result, the sum of per share amounts may not equal the total.

GE 2016 FORM 10-K 108

INDUSTRIAL OPERATING PROFIT AND OPERATING PROFIT MARGIN (EXCLUDING CERTAIN ITEMS)

(Dollars in millions)	2016	2015	2014	2013	2012

Revenues
GE total revenues and other income	$113,676	$100,700	$109,546	$104,599	$104,900
Less: GE Capital earnings (loss) from
continuing operations	(1,251)	(7,672)	1,532	699	1,368
GE revenues and other income excluding GE Capital
earnings (loss) (Industrial revenues) (GAAP)	$114,927	$108,371	$108,014	$103,900	$103,532

Less: gains	3,444	1,497	91	453	186
Less: NBCU	-	-	-	1,528	1,615
Adjusted Industrial revenues (Non-GAAP)	$111,483	$106,874	$107,923	$101,919	$101,731
Less: Alstom revenues	13,015	1,956	-	-	-
Adjusted Industrial revenues ex. Alstom (Non-GAAP)	$98,468	$104,918	$107,923	$101,919	$101,731

Costs
GE total costs and expenses	$103,860	$97,447	$98,427	$95,068	$94,081
Less: GE interest and other financial charges	2,026	1,706	1,579	1,333	1,353
Industrial costs excluding interest and other
financial charges (GAAP)	$101,834	$95,741	$96,848	$93,735	$92,728

Less: gains (cost basis)	-	-	-	6	-
Less: non-operating pension cost (pre-tax)	2,052	2,764	2,120	2,624	2,132
Less: restructuring and other charges	3,578	1,734	1,788	1,992	732
Less: noncontrolling interests and 2015 GE Capital
preferred stock dividends	279	229	372	53	(37)
Adjusted Industrial costs (Non-GAAP)	$95,925	$91,015	$92,567	$89,060	$89,901
Less: Alstom costs and expenses	12,243	2,110	-	-	-
Adjusted Industrial costs ex. Alstom (Non-GAAP)	$83,682	$88,905	$92,567	$89,060	$89,901

Industrial profit (GAAP)	$13,093	$12,630	$11,166	$10,165	$10,804
Industrial margins (GAAP)	11.4%	11.7%	10.3%	9.8%	10.4%

Industrial operating profit (Non-GAAP)	$15,558	$15,859	$15,356	$12,859	$11,831
Industrial operating profit margins (Non-GAAP)	14.0%	14.8%	14.2%	12.6%	11.6%

Industrial operating profit ex. Alstom (Non-GAAP)	$14,786	$16,013	$15,356	$12,859	$11,830
Industrial operating profit margins ex. Alstom (Non-GAAP)	15.0%	15.3%	14.2%	12.6%	11.6%
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

INDUSTRIAL OPERATING PROFIT + VERTICALS

(Dollars in millions)	2016	2015	2014	2013

Industrial operating profit (Non-GAAP)(a)	$15,558	$15,859	$15,356	$12,859
Vertical earnings(b)	1,892	1,666	1,606	1,410
Industrial operating profit + Verticals (Non-GAAP)	$17,450	$17,525	$16,962	$14,269

	.
(a)	See Industrial Operating Profit and Operating Profit Margin reconciliation above for computation.
(b)	See Industrial Operating + Verticals earnings and EPS reconciliation above for computation.

We have presented our measure of Industrial operating profit and Vertical earnings, which is the sum of the Industrial operating profit used in measuring the operating margins of our industrial businesses and the net earnings of our Verticals businesses. See the reconciliations for these measures for additional information about the basis for the measures and explanation of why we believe these individual measures are helpful to management and our investors. We also believe that this measure, which combines an industrial business measure with the results of our Vertical financial services business provides management and investors with a measure that is aligned with the way in which we manage these businesses.

GE 2016 FORM 10-K 109

INDUSTRIAL SEGMENT GROSS MARGIN (EXCLUDING ALSTOM)

(Dollars in millions)	2016	2015

Industrial Sales	$110,835	$106,206
Less: Corporate sales and eliminations	(2,071)	(1,858)
Industrial segment sales	112,906	108,064
Less: Alstom sales	13,096	1,953
Industrial segment sales excluding Alstom	$99,810	$106,111

Industrial cost of sales	$85,712	$80,828
Less: Corporate cost of sales and eliminations	3,315	2,026
Industrial segment cost of sales	82,397	78,802
Less: Alstom cost of sales	10,364	1,730
Industrial segment cost of sales excluding Alstom	$72,033	$77,072

Industrial segment gross margin	$30,509	$29,262
Industrial segment gross margin percentage	27.0%	27.1%

Industrial segment gross margin excluding Alstom	$27,777	$29,039
Industrial segment gross margin percentage excluding Alstom	27.8%	27.4%

We have presented our segment gross margin excluding the results of our fourth quarter 2015 Alstom power and grid acquisition.  We believe that industrial segment gross margin adjusted for the Alstom impacts is a meaningful measure because it increases the comparability of period-to-period results.

INDUSTRIAL SEGMENT OPERATING PROFIT AND OPERATING PROFIT MARGIN (EXCLUDING ALSTOM)

(Dollars in millions)	2016	2015	2014	2013	2012

Revenues
Total industrial segment revenues (GAAP)	$113,156	$108,796	$109,727	$103,383	$102,548
Less: Alstom revenues	13,015	1,956	-	-	-
Total industrial segment operating
revenues excluding Alstom (Non-GAAP)	$100,141	$106,840	$109,727	$103,383	$102,548

Segment profit (loss)
Total industrial segment operating profit (GAAP)	$17,598	$17,966	$17,764	$16,220	$15,487
Total industrial segment operating profit margin (GAAP)	15.6%	16.5%	16.2%	15.7%	15.1%

Less: Alstom profit (loss)	$772	$(154)	$-	$-	$-
Total industrial segment operating profit
excluding Alstom (Non-GAAP)	$16,826	$18,120	$17,764	$16,220	$15,487
Total industrial segment operating profit margin
excluding Alstom (Non-GAAP)	16.8%	17.0%	16.2%	15.7%	15.1%
	.
We have presented our segment gross margin excluding the results of our fourth quarter 2015 Alstom power and grid acquisition. We believe that industrial segment gross margin adjusted for the Alstom impacts is a meaningful measure because it increases the comparability of period-to-period results.

We have also presented results of our Power, Renewable Energy and Energy Connections & Lighting segments excluding the effects of the fourth quarter Alstom power and grid acquisition. These measurements included revenues, operating profit and margin excluding Alstom, the reconciliations for which are included in the segment sections within MD&A.  We believe that metrics adjusted for the Alstom impacts are meaningful measures because they increase the comparability of period-to-period results.

GE 2016 FORM 10-K 110

AVERAGE GE SHAREOWNERS' EQUITY, EXCLUDING EFFECTS OF DISCONTINUED OPERATIONS(a)

(In millions)	2016	2015	2014	2013	2012

Average GE shareowners' equity(a) (GAAP)	$86,412	$111,140	$131,914	$124,501	$120,401
Less the effects of the average net investment
in discontinued operations	2,854	27,910	45,455	44,948	41,399
Average GE shareowners' equity, excluding
effects of discontinued operations(b) (Non-GAAP)	$83,558	$83,230	$86,459	$79,553	$79,002

(a)	On an annual basis, calculated using a five-point average.
(b)	Used for computing Industrial return on total capital (ROTC).

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

AVERAGE GE CAPITAL SHAREOWNERS' EQUITY, EXCLUDING EFFECTS OF DISCONTINUED OPERATIONS(a)

(In millions)	2016	2015	2014	2013	2012

Average GE Capital shareowners' equity(a) (GAAP)	$34,382	$67,930	$85,370	$83,358	$79,873
Less the effects of the average net
investment in discontinued operations	2,955	28,028	45,589	45,023	41,504

Average GE Capital shareowners' equity,
excluding effects of discontinued operations(b) (Non-GAAP)	$31,427	$39,902	$39,781	$38,335	$38,369

(a)	On an annual basis, calculated using a five-point average.
(b)	Used for computing Industrial return on total capital (ROTC).

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

GE 2016 FORM 10-K 111

INDUSTRIAL RETURN ON TOTAL CAPITAL (INDUSTRIAL ROTC)

(Dollars in millions)	2016	2015	2014	2013	2012

Earnings from continuing operations (GAAP)	$9,494	$1,700	$9,490	$7,881	$8,816
Less: GE Capital earnings (loss) from continuing operations	(606)	(7,718)	1,537	716	1,378
Plus: GE after-tax interest	1,499	1,262	1,026	865	880
Adjusted Industrial return (Non-GAAP)	$11,599	$10,680	$8,979	$8,030	$8,318

Average GE shareholders' equity, excluding effects
of discontinued operations(a)	$83,558	$83,230	$86,459	$79,553	$79,002
Less: average GE Capital's shareholders' equity,
excluding effects of discontinued operations(a)	31,427	39,902	39,781	38,335	38,369
Average Industrial shareholders' equity, excluding
effects of discontinued operations	52,131	43,328	46,678	41,218	40,633
Plus: average debt(a)	21,491	18,411	15,724	13,652	12,899
Plus: other, net(b)	1,924	1,486	1,743	1,367	(1,106)
Adjusted Industrial capital (Non-GAAP)	$75,546	$63,225	$64,145	$56,237	$52,426

Industrial ROTC	15.4%	16.9%	14.0%	14.3%	15.9%

(a)	On an annual basis, calculated using a five-point average.
(b)	Includes average noncontrolling interests, calculated using a five-point average partially offset by the estimated value of assets held by GE to support GE Capital.

Our Industrial ROTC calculation excludes earnings (losses) of discontinued operations from the numerator. We believe that this is a clearer way to measure the ongoing trend in return on Industrial capital for the continuing operations of the business to the extent that discontinued operations have affected our reported results. Our Industrial shareowners' equity used in the denominator is adjusted for debt, redeemable noncontrolling interests and noncontrolling interests. We believe that these adjustments provide a more meaningful denominator in measuring the return on our industrial businesses. Industrial ROTC was 15.4% in 2016 versus 16.9% in 2015 and 14.0% in 2014. In 2016, an 8.6% increase in the adjusted Industrial return was combined with a 19.5% increase in the adjusted Industrial capital. This increase in capital was principally driven by increased debt and effects from Alstom redeemable noncontrolling interests. Our calculation of the return on Industrial capital may not be directly comparable to similarly titled measures reported by other companies. We believe that the adjustments described above result in a more relevant measure for management and investors to evaluate performance of our Industrial continuing operations, on a consistent basis, and to evaluate and compare the performance of our Industrial continuing operations with the continuing operations of other businesses and companies.

GE 2016 FORM 10-K 112

INDUSTRIAL CASH FLOWS FROM OPERATING ACTIVITIES (INDUSTRIAL CFOA) AND INDUSTRIAL CFOA
EXCLUDING TAXES RELATED TO BUSINESS SALES AND PRINCIPAL PENSION PLAN FUNDING

(In millions)	2016	2015	2014	2013

Cash from GE's operating activities (continuing operations),
as reported (GAAP)	$29,960	$16,354	$15,171	$14,255
Adjustment: dividends from GE Capital	20,095	4,300	3,000	5,985
Industrial CFOA (Non-GAAP)	$9,865	$12,054	$12,171	$8,270
Adjustment: taxes related to business sales	1,398	184	-	3,184
Adjustment: Principal pension plan funding	347	-	-	-
Industrial CFOA excluding deal-related taxes and
Principal pension plan funding (Non-GAAP)	$11,610	$12,238	$12,171	$11,454

GE CASH FLOWS FROM OPERATING ACTIVITIES (GE CFOA) EXCLUDING TAXES RELATED TO BUSINESS SALES
AND PRINCIPAL PENSION PLAN FUNDING

(In millions)	2016	2015	2014	2013

Cash from GE's operating activities (continuing operations),
as reported (GAAP)	$29,960	$16,354	$15,171	$14,255
Adjustment: taxes related to business sales	1,398	184	-	3,184
Adjustment: Principal pension plan funding	347	-	-	-
GE CFOA excluding deal-related taxes and
Principal pension plan funding (Non-GAAP)	$31,705	$16,538	$15,171	$17,439

We define "Industrial CFOA" as GE's cash from operating activities (continuing operations) less the amount of dividends received by GE from GE Capital. This reflects the effects of intercompany transactions, which include, but are not limited to, the following: GE Capital working capital solutions to optimize GE cash management; GE Capital enabled GE industrial orders; aircraft engines, power equipment and healthcare equipment manufactured by GE that are installed on GE Capital investments, including leased equipment; expenses related to parent-subsidiary pension plans; buildings and equipment leased between GE and GE Capital, including sale-leaseback transactions; information technology (IT) and other services sold to GE Capital by GE; and various investments, loans and allocations of GE corporate overhead costs.

We believe that investors may find it useful to compare GE's operating cash flows without the effect of GE Capital dividends, since these dividends are not representative of the operating cash flows of our industrial businesses and can vary from period to period based upon the results of the financial services businesses. We also believe that investors may find it useful to compare Industrial CFOA and GE CFOA excluding the effects of taxes paid related to the sales of the Appliances, Signaling and NBCU LLC businesses and contributions to our principal pension plans. Management recognizes that these measures may not be comparable to cash flow results of companies which contain both industrial and financial services businesses, but believes that this comparison is aided by the provision of additional information about the amounts of dividends paid by our financial services business and the separate presentation in our financial statements of the GE Capital cash flows. We believe that our measure of Industrial CFOA, and both Industrial CFOA and GE CFOA excluding such sale-related taxes and pension contributions (representing net sale proceeds associated with the July 1, 2016 sale of GEAM to State Street Corporation) provides management and investors with useful measures to compare the capacity of our industrial operations to generate operating cash flow with the operating cash flow of other non-financial businesses and companies and as such provides useful measures to supplement the reported GAAP CFOA measure.

GE 2016 FORM 10-K 113

FREE CASH FLOW (FCF) AND FCF PLUS DISPOSITIONS

(In millions)	2016	2015	2014

Cash from GE's operating activities (continuing operations) (GAAP)	$29,960	$16,354	$15,171
Less: GE additions to property, plant and equipment	3,758	3,785	3,970
Plus: GE dispositions of property, plant and equipment	1,080	939	615
Free cash flow (Non-GAAP)	27,282	13,508	11,816
Plus: GE proceeds from principal business dispositions	5,357	1,725	602
Free cash flow plus dispositions (Non-GAAP)	32,639	15,233	12,418

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

RATIO OF ADJUSTED DEBT TO EQUITY AT GE CAPITAL, NET OF LIQUIDITY

December 31 (Dollars in millions)	2016	2015	2014	2013	2012

GE Capital debt	$117,303	$180,178	$245,252	$283,820	$315,172
Plus: debt of businesses held for sale
and discontinued operations	2,076	31,075	105,687	86,546	81,229
Adjusted GE Capital debt	119,379	211,253	350,939	370,366	396,401
Less: liquidity(a)	49,100	70,497	54,109	65,492	52,810
Less: cash of businesses held for
sale and discontinued operations	1,429	20,395	22,243	9,617	9,308
	$68,849	$120,361	$274,587	$295,256	$334,283

GE Capital equity	$24,677	$46,227	$87,499	$82,694	$81,889

Ratio	2.79:1	2.6:1	3.14:1	3.57:1	4.08:1

(a)	Liquidity includes cash and equivalents and $11.5 billion of high quality investments at December 31, 2016.

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

GE 2016 FORM 10-K 114

CAPITAL ENDING NET INVESTMENT (ENI), EXCLUDING LIQUIDITY

December 31 (In billions)	2016	2015	2014(a)

GE Capital total assets (GAAP)	$183.0	$311.5	$500.2
Less: assets of discontinued operations	14.8	120.9	1.2
Less: non-interest bearing liabilities	37.4	38.8	60.5
Capital ENI (Non-GAAP)	130.7	151.8	438.5
Less: liquidity(b)	49.1	70.5	75.5
Capital ENI, excluding liquidity (Non-GAAP)	$81.6	$81.3	$363.0
Plus: Discontinued operations ENI	11.2	84.9	(0.1)
Total ENI (excluding liquidity) including discontinued operations (Non-GAAP)	$92.8	$166.2	$362.9

(a)	As originally reported.
(b)	Liquidity includes cash and equivalents and $11.5 billion of high quality investments at December 31, 2016.

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

2017 OPERATING FRAMEWORK INCLUDING 2017 INDUSTRIAL OPERATING + VERTICALS EPS TARGET

2017 Industrial operating + Verticals EPS Target $1.60-1.70

Items not included in non-GAAP metric:

1) Non-operating pension cost, which we estimate to be approximately $(0.16) – (0.17) per share.
2) Capital Other continuing earnings (excluding Verticals), which we estimate to be approximately $(0.03) – (0.12) per share. This amount is affected by, among other things:
• The timing of when, and the amount by which, the Company pays down GE Capital's outstanding debt; and
• The timing and magnitude of the remaining costs associated with GE Capital's Exit Plan.

Note: The company cannot provide an equivalent GAAP EPS guidance range without unreasonable effort because of the uncertainty of the amount and timing of events affecting earnings as we execute the GE Capital Exit Plan. Although we have attempted to estimate GE Capital's Other continuing earnings for the purpose of explaining the probable significance of this component, as described under number 2, this calculation involves a number of unknown variables, resulting in a GAAP range that we believe is too large and variable to be meaningful.
It is also impractical to provide a reconciliation for our organic revenue, Industrial operating margin expansion and Free Cash Flow plus Dispositions targets as these involve a number of unknown variables including the effects of future acquisitions, dispositions, restructuring activities, property plant and equipment purchases and dispositions and currency exchange.

GE 2016 FORM 10-K 115

OTHER FINANCIAL DATA

SELECTED FINANCIAL DATA
(Dollars in millions; per-share amounts in dollars)	2016	2015	2014	2013	2012
General Electric Company and Consolidated Affiliates
Revenues and other income	$123,693	$117,386	$117,184	$113,245	$112,588
Earnings from continuing operations attributable to the Company	9,784	1,681	9,535	7,618	8,646
Earnings (loss) from discontinued operations, net of taxes,
attributable to the Company	(952)	(7,807)	5,698	5,439	4,995
Net earnings (loss) attributable to the Company	8,831	(6,126)	15,233	13,057	13,641
Dividends declared(a)	9,054	9,161	8,948	8,060	7,372
Return on average GE shareowners' equity	10.9%	1.6%	10.8%	9.5%	10.9%
Per common share
Earnings from continuing operations – diluted	$1.00	$0.17	$0.94	$0.74	$0.82
Earnings (loss) from discontinued operations – diluted	(0.10)	(0.78)	0.56	0.53	0.47
Net earnings (loss) – diluted	0.89	(0.61)	1.50	1.27	1.29
Earnings from continuing operations – basic	1.01	0.17	0.95	0.74	0.82
Earnings (loss) from discontinued operations – basic	(0.11)	(0.78)	0.57	0.53	0.47
Net earnings (loss) – basic	0.90	(0.62)	1.51	1.28	1.29
Dividends declared	0.93	0.92	0.89	0.79	0.70
Stock price range	33.00 -27.10	31.49 -19.37	27.94-23.69	28.09-20.68	23.18-18.02
Year-end closing stock price	31.60	31.15	25.27	28.03	20.99
Cash and equivalents	48,129	70,483	70,025	79,175	68,225
Total assets of continuing operations	350,368	372,120	330,637	332,998	338,675
Total assets	365,183	493,071	653,931	662,202	690,415
Long-term borrowings	105,080	144,659	185,832	216,640	228,443
Common shares outstanding – average (in thousands)	9,025,479	9,944,179	10,044,995	10,222,198	10,522,922
Common shareowner accounts – average	450,000	470,000	490,000	512,000	537,000
Employees at year end
United States	104,000	125,000	136,000	135,000	134,000
Other countries	191,000	208,000	169,000	172,000	171,000
Total employees(c)	295,000	333,000	305,000	307,000	305,000
GE data
Short-term borrowings(d)	$20,482	$19,792	$3,872	$1,841	$6,041
Long-term borrowings(d)	58,810	83,309	12,421	11,484	11,393
Redeemable noncontrolling interests	3,025	2,972	98	176	183
Noncontrolling interests	1,378	1,378	825	835	777
GE shareowners' equity	75,828	98,274	128,159	130,566	123,026
Total capital invested	$159,523	$205,725	$145,375	$144,903	$141,420
Industrial return on total capital(b)*	15.4%	16.9%	14.0%	14.3%	15.9%
Borrowings as a percentage of total capital invested(b)	49.7%	50.1%	11.2%	9.2%	12.3%
GE Capital data
Revenues	$10,905	$10,801	$11,320	$11,267	$11,268
Earnings (loss) from continuing operations attributable to GE Capital	(595)	(7,654)	1,532	699	1,368
Earnings (loss) from discontinued operations, net of taxes,
attributable to GE Capital	(954)	(7,485)	5,860	5,540	4,901
Less net earnings (loss) attributable to noncontrolling interests,
discontinued operations	(1)	312	157	36	53
Net earnings (loss) attributable to GE Capital	(1,548)	(15,450)	7,234	6,204	6,216
Net earnings (loss) attributable to GE Capital common shareowner	(2,204)	(15,780)	6,912	5,906	6,092
GE Capital shareowners' equity	24,677	46,227	87,499	82,694	81,889
Total borrowings(e)	117,303	180,178	245,252	283,820	315,172
Ratio of debt to equity at GE Capital(f)	4.75:1	3.90:1	2.80:1	3.43:1	3.85:1
Total assets(g)	$182,970	$311,508	$499,614	$517,717	$538,802
Transactions between GE and GE Capital have been eliminated from the consolidated information.
(a)	Included $656 million and $18 million of preferred stock dividends in 2016 and 2015, respectively.
(b)	Indicated terms are defined in the Other Terms used by GE section within the MD&A.
(c)	For 2015, includes 55,500 employees as a result of the Alstom acquisition.
(d)	Excluding assumed debt of GE Capital, GE total borrowings is $20,512 million at December 31, 2016.
(e)	Included $58,780 million of GE Capital debt assumed by GE and maintained as intercompany payable to GE at December 31, 2016.
(f)
Ratios of 2.79:1, 2.6:1, 3.14:1, 3.57:1, and 4.08:1 for 2016, 2015, 2014, 2013 and 2012, respectively, net of liquidity*. For purposes of these ratios, cash and debt balances have been adjusted to include amounts classified as assets and liabilities of businesses held for sale and discontinued operations.

(g)	GE Capital's total assets includes deferred income tax liabilities, which are presented within assets for purposes of our consolidating balance sheet presentation.
*Non-GAAP Financial Measure
GE 2016 FORM 10-K 116

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

				Approximate
				dollar value
			Total number	of shares that
			of shares	may yet be
			purchased	purchased
			as part of	under our
	Total number	Average	our share	share
	of shares	price paid	repurchase	repurchase
Period	purchased(a)	per share	program(b)	program(b)
(Shares in thousands)

2016
October	32,338	$27.39	32,265
November	20,805	30.16	20,791
December(c)	74,390	31.60	74,390
Total	127,533	$30.30	127,446	$24.7	billion

(a)	This category included 87 thousand shares repurchased from our various benefit plans.
(b)
Shares were repurchased through the 2015 GE Share Repurchase Program (the Program). As of December 31, 2016, we were authorized to repurchase up to $50.0 billion of our common stock through 2018 and we had repurchased a total of approximately $25.3 billion under the Program. The Program is flexible and shares will be acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public. The total amount remaining under our share repurchase program excludes an unsettled amount of $0.3 billion under an accelerated share repurchase (ASR) agreement.

(c)	Includes 59,177 thousand shares repurchased at an average price of $31.60 per share pursuant to an ASR agreement.

GE 2016 FORM 10-K 117

RISK MANAGEMENT

A disciplined approach to risk is important in a diversified organization like ours to ensure that we are executing according to our strategic objectives and that we only accept risk for which we are adequately compensated. We evaluate risk at the individual transaction level, and evaluate aggregated risk at the customer, industry, geographic and collateral-type levels, where appropriate.

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

COMMITTEES

The Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

THE AUDIT COMMITTEE oversees the policies, processes and risks relating to the financial statements, financial reporting processes, regulatory, compliance and litigation risks and auditing. The Audit Committee discusses with management the Company's risk assessment and risk management practices and, when reviewing and approving the annual audit plan for the Company's internal audit function, prioritizes audit focus areas based on their potential risk. The Audit Committee also oversees the Company's financial risk exposures related to GE Capital, following the dissolution of the GE Capital Committee effective December 31, 2016.

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

THE MANAGEMENT DEVELOPMENT & COMPENSATION COMMITTEE oversees risk associated with management resources and structure, succession planning and management development and selection processes, and it reviews executive compensation practices at GE to confirm that pay arrangements incentivize leaders to improve the Company's competitive position without encouraging excessive risk taking. The Management Development and Compensation Committee reviews and discusses, at least annually, the relationship between risk management policies and practices, corporate strategy and senior executive compensation.

THE TECHNOLOGY & INDUSTRIAL RISK COMMITTEE oversees the Company's overall strategic direction and investment in research and development and technological and scientific initiatives.  It also reviews and identifies specific technology, science and innovation matters and risks, including industrial, product, market and cybersecurity risk, that could have a significant impact on Company operations.

SENIOR MANAGEMENT

The GE Board's risk oversight process builds upon management's risk assessment and mitigation processes, which include standardized reviews of long-term strategic and operational planning; executive development and evaluation; compliance under the Company's The Spirit & The Letter, laws and regulations; the Company's integrity programs; health, safety and environmental compliance; financial reporting and controllership; and information technology and cybersecurity programs.

GE 2016 FORM 10-K 118

OPERATING REVIEWS

CORPORATE AUDIT STAFF is responsible for reviewing the governance, processes, controls and accuracy of GE's financial reporting and, in concert with GE's Global Law & Policy function, GE's compliance reporting.

COMPLIANCE RISK REVIEWS are performed by the Policy Compliance Review Board, a management-level committee that assists in assessing and mitigating compliance risk.  Members of the Policy Compliance Review Board, which include the Company's general counsel as chair, the Chief Financial Officer and other senior-level functional leaders, participated in ten compliance operating reviews in 2016.

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

Depending on the nature of the risk involved and the particular business or function affected, we use a wide variety of risk mitigation strategies, including delegations of authority, standardized processes and strategic planning reviews, operating reviews, insurance, and hedging. As a matter of policy, we generally hedge the risk of fluctuations in foreign currency exchange rates, interest rates and commodity prices. Our service businesses employ a comprehensive tollgate process leading up to and through the execution of a contractual service agreement to mitigate legal, financial and operational risks. Furthermore, we centrally manage some risks by purchasing insurance, the amount of which is determined by balancing the level of risk retained or assumed with the cost of transferring risk to others. We manage the risk of fluctuations in economic activity and customer demand by monitoring industry dynamics and responding accordingly, including by adjusting capacity, implementing cost reductions and engaging in mergers, acquisitions, dispositions and restructuring.

GE 2016 FORM 10-K 119

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

We leverage the risk framework in each of our businesses, which have adopted approaches that correspond to the Company's overall risk policies, guidelines and review mechanisms. Our risk framework operates at the business and functional levels and is designed to identify, evaluate and mitigate risks within each of the risk categories below.

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

STRATEGIC RISKS

Strategic risk relates to the Company's future business plans and strategies, including the risks associated with: the global macro-environment in which we operate; mergers and acquisitions and restructuring activity; intellectual property; and other risks, including the demand for our products and services, competitive threats, the success of investments in our Digital business, technology and other product and service innovations, and public policy.

Global macro-environment - Our growth is subject to global economic and political risks.
We operate in virtually every part of the world and serve customers in approximately 180 countries. In 2016, 57% of our revenue was attributable to activities outside the United States. Our operations and the execution of our business plans and strategies are subject to the effects of global competition and geopolitical risks. They are also affected by local economic environments, including low interest rates, inflation, recession, currency volatility, currency controls and actual or anticipated default on sovereign debt. Political changes and trends such as populism, economic nationalism and sentiment toward multinational companies and resulting changes to trade, tax or other laws and policies may be disruptive, and can interfere with our global operating model, our supply chain, our customers and all of our activities in a particular location. While some global economic and political risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful, and our ability to engage in such mitigation may decrease or become even more costly as a result of more volatile market conditions.

GE 2016 FORM 10-K 120

M&A/restructuring - The success of our business depends on achieving our strategic objectives, including through acquisitions and business integrations, joint ventures, dispositions and restructurings.
With respect to acquisitions, joint ventures and restructuring actions, we may not achieve expected returns and other benefits as a result of various factors, including integration and collaboration challenges, such as personnel and technology. Restructuring actions in connection with acquisitions or otherwise may also give rise to reputational risk, or such actions may not achieve anticipated cost savings and may result in lower margin rates. For example, our anticipated returns from mergers and acquisitions such as the Alstom acquisition in 2015 or the combination of our Oil & Gas business with Baker Hughes that was announced in October 2016 include cost and growth synergy benefits over a multi-year period that we may not fully realize. We also participate in a number of joint ventures with other companies or government enterprises in various markets around the world, including joint ventures where we may have a lesser degree of control over the business operations, which may expose us to additional operational, financial, legal or compliance risks. We have been selling financial assets and businesses in numerous transactions in connection with the GE Capital Exit Plan, and we also continue to evaluate the potential disposition of other assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or executing alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives. Alternatively, we may dispose of a business at a price or on terms that are less favorable than we had anticipated, or with the exclusion of assets that must be divested or run off separately. After reaching an agreement with a buyer or seller for the acquisition or disposition of a business, such as the proposed combination of our Oil & Gas business with Baker Hughes, the transaction remains subject to necessary regulatory and governmental approvals on acceptable terms as well as the satisfaction of pre-closing conditions, which may prevent us from completing the transaction. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, transition service agreements, guarantees, indemnities or other current or contingent financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside our control could affect our future financial results.

Intellectual property - Our intellectual property portfolio may not prevent competitors from independently developing products and services similar to or duplicative to ours, and the value of our intellectual property may be negatively impacted by external dependencies.
Our patents and other intellectual property may not prevent competitors from independently developing or selling products and services similar to or duplicative of ours, and there can be no assurance that the resources invested by us to protect our intellectual property will be sufficient or that our intellectual property portfolio will adequately deter misappropriation or improper use of our technology. We could also face competition in some countries where we have not invested in an intellectual property portfolio. If we are not able to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected. We also face attempts to gain unauthorized access to our IT systems or products for the purpose of improperly acquiring our trade secrets or confidential business information. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position and the value of our investment in research and development. In addition, we may be the target of enforcement of patents by third parties, including aggressive and opportunistic enforcement claims by non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming. If GE is found to infringe any third-party rights, we could be required to pay substantial damages or we could be enjoined from offering some of our products and services. The value of, or our ability to use, our intellectual property may also be negatively impacted by dependencies on third parties, such as our ability to obtain or renew on reasonable terms licenses that we need in the future, or our ability to secure or retain ownership or rights to use data in certain software analytics or services offerings.

GE 2016 FORM 10-K 121

OPERATIONAL RISKS

Operational risk relates to risks arising from systems, processes, people and external events that affect the operation of our businesses. It includes product life cycle and execution; product safety and performance; information management and data protection and security, including cybersecurity; supply chain and business disruption; and other risks, including human resources and reputation.

Operations - We may face operational challenges that could have a material adverse effect on our business, reputation, financial position and results of operations, and we are dependent on the maintenance of existing product lines, market acceptance of new product and service introductions and product and service innovations for continued revenue and earnings growth.
We produce highly sophisticated products and provide specialized services for both our and third-party products that incorporate or use leading-edge technology, including both hardware and software. Many of our products and services involve complex industrial machinery or infrastructure projects, such as commercial jet engines, offshore oil and gas drilling or nuclear power generation, and accordingly the impact of a catastrophic product failure or similar event could be significant. While we have built extensive operational processes to ensure that our product design, manufacture and servicing, and other services that we provide, meet the most rigorous quality standards, there can be no assurance that we or our customers or other third parties will not experience operational process failures or other problems, including through cyber attacks and other intentional acts, that could result in potential product, safety, regulatory or environmental risks. Despite the existence of crisis management or business continuity plans, operational failures or quality issues, including as a result of organizational changes, attrition or labor relations, could have a material adverse effect on our business, reputation, financial position and results of operations. For projects where we take on the full scope of engineering, procurement, construction or other services, the potential risk is greater that operational, quality or other issues at particular projects could adversely affect GE's results of operations. The markets in which we operate are also subject to technological change and require skilled talent. Our long-term operating results and competitive position depend substantially upon our ability to continually develop, introduce, and market new and innovative products and services, to modify existing products and services, to customize products and services, to anticipate and respond to market and technological changes driven by emerging risks and opportunities such as increased digitization or climate change and to deliver products, services and outcomes in line with our projected performance and/or cost estimates.

Cybersecurity - Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data.
Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to the security of GE's and its customers', partners', suppliers' and third-party service providers' products, systems and networks and the confidentiality, availability and integrity of GE's and its customers' data. While we attempt to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, we remain potentially vulnerable to additional known or unknown threats. We also may have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations or customer-imposed controls. Despite our efforts to protect sensitive, confidential or personal data or information, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action.

Supply chain - Significant raw material shortages, supplier capacity constraints, supplier production disruptions, supplier quality and sourcing issues or price increases could increase our operating costs and adversely impact the competitive positions of our products.
Our reliance on third-party suppliers, contract manufacturers and service providers, and commodity markets to secure raw materials, parts, components and sub-systems used in our products exposes us to volatility in the prices and availability of these materials, parts, components, systems and services. Some of these suppliers or their sub-suppliers are limited- or sole-source suppliers. A disruption in deliveries from our third-party suppliers, contract manufacturers or service providers, capacity constraints, production disruptions, price increases, or decreased availability of raw materials or commodities, including as a result of catastrophic events, could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. Quality, capability and sourcing issues experienced by third-party providers can also adversely affect our costs, margin rates and the quality and effectiveness of our products and services and result in liability and reputational harm.
GE 2016 FORM 10-K 122

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

Economy/counterparties - A deterioration of conditions in the global economy, the major industries we serve or the financial markets, or the soundness of financial institutions and governments we deal with, may adversely affect our business and results of operations.
The business and operating results of our industrial businesses have been, and will continue to be, affected by worldwide economic conditions, including conditions in the air and rail transportation, power generation, oil and gas, renewables, healthcare and other major industries we serve. Existing or potential customers may delay or cancel plans to purchase our products and services, including large infrastructure projects, and may not be able to fulfill their obligations to us in a timely fashion as a result of business deterioration, cash flow shortages, low oil prices or difficulty obtaining financing due to slow global economic growth and other challenges affecting the global economy. The airline industry, for example, is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and international economies. An extended period of slow growth in the U.S. or internationally that results in the loss of business and leisure traffic could have a material adverse effect on our airline customers and the viability of their business. Service contract cancellations or customer dynamics such as early aircraft retirements, reduced electricity demand in our Power and Renewable Energy businesses or declines in orders, project commencement delays and pricing pressures on our Oil & Gas business from low oil prices could affect our ability to fully recover our contract costs and estimated earnings. Further, our vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations to us. We may also face greater challenges collecting on receivables with customers that are sovereign governments or located in emerging markets. If slow growth in the global economy continues for a significant period or there is significant deterioration in the global economy, our results of operations, financial position and cash flows could be materially adversely affected.

GE Capital also has exposure to many different industries and counterparties, including sovereign governments, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose GE Capital to credit risk in the event of default of its counterparty or client. If conditions in the financial markets deteriorate, they may adversely affect the business and results of operations of GE Capital, as well as the soundness of financial institutions, governments and other counterparties we deal with. In addition, GE Capital's credit risk may be increased when the value of collateral held cannot be realized through sale or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to it. GE Capital also has exposure to these financial institutions in the form of cash on deposit and unsecured debt instruments held in its investment portfolios. GE Capital has policies relating to credit rating requirements and to exposure limits to counterparties (as described in Notes 20 and 29 to the consolidated financial statements), which are designed to limit credit and liquidity risk. There can be no assurance, however, that any losses or impairments to the carrying value of financial assets would not materially and adversely affect GE Capital's business, financial position, results of operations or capacity to provide financing to support orders from GE's industrial businesses.

GE 2016 FORM 10-K 123

Funding access/costs - Failure to maintain our credit ratings, or conditions in the financial and credit markets, could adversely affect our access to capital markets, funding costs and related margins, liquidity and competitive position.
The major debt rating agencies routinely evaluate our debt. This evaluation is based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting. As of December 31, 2016, GE and GE Capital's long-term unsecured debt credit rating from both Standard and Poor's Ratings Service (S&P) and from Fitch Ratings Service (Fitch) was AA- (the fourth highest of 22 rating categories) with a stable outlook. The long-term unsecured debt credit rating from Moody's Investors Service (Moody's) for GE and for GE Capital was A1 (the fifth highest of 21 credit ratings), both with stable outlooks. As of December 31, 2016, GE and GE Capital's short-term credit rating from S&P was A-1+ (the highest rating category of six categories), from Fitch was F1+ (the highest rating category of six categories) and from Moody's was P-1 (the highest rating category of four categories). There can be no assurance that we will be able to maintain our credit ratings and failure to do so could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets. In addition, various debt and derivative instruments, guarantees and covenants would require posting additional capital or collateral in the event of a ratings downgrade, which, depending on the extent of the downgrade, could have a material adverse effect on our liquidity and capital position.
Furthermore, to the extent that we rely on the availability of the unsecured debt markets to access funding for term and commercial paper maturities for 2017 and beyond, external conditions in the financial and credit markets may limit the availability of funding at particular times or increase the cost of funding, which could affect our overall profitability. Factors that may affect the availability of funding or cause an increase in our funding costs include decreased capacity and increased competition among commercial paper issuers, and potential impacts arising in the United States, Europe or China from developments in sovereign debt situations, currency movements or other potential market disruptions. If GE or GE Capital's cost of funding were to increase, it may adversely affect our competitive position and result in lower net interest margins, earnings and cash flows as well as lower returns on shareowners' equity and invested capital.

Social costs - Sustained increases in pension and healthcare benefits costs may reduce our profitability.
Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. GAAP requires that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we use to estimate pension expense for 2017 are the discount rate and the expected long-term rate of return on the plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant reduction or increase to equity. At the end of 2016, the GE Pension Plan was underfunded, on a GAAP basis, by $19.1 billion, and the GE Supplementary Pension Plan, an unfunded plan, had a projected benefit obligation of $6.5 billion. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act (ERISA). Failure to achieve expected returns on plan assets driven by various factors, which could include a continued environment of low interest rates or sustained market volatility, could also result in an increase to the amount of cash we would be required to contribute to pension plans. In addition, there may be upward pressure on the cost of providing healthcare benefits to current employees and retirees. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce our profitability. For a discussion regarding how our financial statements can be affected by our pension and healthcare benefit obligations, see the Other Consolidated Information – Postretirement Benefit Plans section and Notes 12 and 29 to the consolidated financial statements. See also the Critical Accounting Estimates – Pension Assumptions section for a discussion regarding how our financial statements can be affected by our pension plan accounting policies.

GE 2016 FORM 10-K 124

LEGAL & COMPLIANCE RISKS

Legal and compliance risk relates to risks arising from the government and regulatory environment and action and from legal proceedings and compliance with integrity policies and procedures, including those relating to financial reporting, environmental health and safety. Government and regulatory risk includes the risk that the government or regulatory actions will impose additional cost on us or require us to make adverse changes to our business models or practices.

Regulatory - We are subject to a wide variety of laws, regulations and government policies that may change in significant ways.
Our businesses are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies. There can be no assurance that laws, regulations and policies will not be changed in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. In particular, legislative, regulatory or other actions that U.S. and non-U.S. governments have undertaken or are considering in areas such data privacy and sovereignty, foreign exchange intervention in response to currency volatility, currency controls that could restrict the movement of liquidity from particular jurisdictions, trade controls or tariffs on imports and exports in the U.S. or other countries, complex economic sanctions and tax reform may have an effect on GE's, GE Capital's or other regulated subsidiaries' structure, operations, sales, liquidity, capital requirements, effective tax rate and performance. For example, efforts by public and private sectors to control the growth of healthcare costs may lead to lower reimbursements and increased utilization controls related to the use of our products by healthcare providers. Continued government scrutiny, including reviews of the U.S. Food and Drug Administration (U.S. FDA) medical device pre-market authorization and post-market surveillance processes, may impact the requirements for marketing our products and slow our ability to introduce new products, resulting in an adverse impact on our business. Furthermore, we have been, and expect to continue, participating in U.S. and international governmental programs, which require us to comply with strict governmental regulations. Inability to comply with these regulations could adversely affect our status in these projects and adversely affect our results of operations, financial position and cash flows.

Legal proceedings - We are subject to legal proceedings and legal compliance risks.
We are subject to a variety of legal proceedings and legal compliance risks in virtually every part of the world, including the matters described in the Legal Proceedings section. We, our representatives, and the industries in which we operate are subject to continuing scrutiny by regulators and other governmental authorities in the U.S., the European Union and other jurisdictions, which may, in certain circumstances, lead to enforcement actions, adverse changes to our business practices, fines and penalties or the assertion of private litigation claims and damages that could be material. For example, in connection with our acquisition of Alstom's Thermal, Renewables and Grid businesses in November 2015, we are subject to legacy legal proceedings and legal compliance risks that relate to claimed anti-competitive conduct or improper payments by Alstom in the pre-acquisition period. In addition, our discontinued U.S. mortgage business, WMC, is a defendant in 11 civil lawsuits arising out of its origination and sale of mortgages from 2005 through 2007, and we learned in December 2015 that, as part of continuing industry-wide investigation of subprime mortgages, the Civil Division of the U.S. Department of Justice is investigating potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) by WMC and its affiliates.  We have established reserves for these and other legal matters as appropriate; however, the estimation of legal reserves or possible losses involves significant judgment and may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations, and the actual losses arising from particular matters may exceed our current estimates and adversely affect our results of operations. Additionally, we and our subsidiaries are subject to remedial actions to clean up contaminated sites as required by federal and state laws, such as the anticipated remediation for a stretch of the Housatonic River in Massachusetts, as described in the Environmental Matters section. While we believe that we have adopted appropriate risk management and compliance programs, the global and diverse nature of our operations and the current enforcement environment mean that legal and compliance risks will continue to exist with respect to our continuing and discontinued operations, and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time.  Moreover, we are increasingly selling products and services in growth markets where claims arising from a catastrophic product failure, alleged violations of law or other incidents involving our products and services may be adjudicated within legal systems that are less developed and less reliable than those of the U.S. or other more developed markets, and this can create additional uncertainty about the outcome of proceedings before courts or other governmental bodies in such markets. See the Legal Proceedings section and Note 23 to the consolidated financial statements for additional information about legal proceedings and other loss contingencies.

GE 2016 FORM 10-K 125

LEGAL PROCEEDINGS

WMC. There are 11 lawsuits in which our discontinued U.S. mortgage business, WMC, is a party. The adverse parties in 10 of these cases are securitization trustees or parties claiming to act on their behalf. While the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase) and/or monetary damages. Beginning in the fourth quarter 2013, WMC entered into settlements that reduced its exposure on claims asserted in certain securitizations, and the claim amounts reported herein reflect the effect of these settlements.

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

GE 2016 FORM 10-K 126

The amounts of the claims at issue in these cases (discussed above) reflect the purchase price or unpaid principal balances of the mortgage loans at issue at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. All of the mortgage loans involved in these lawsuits are included in WMC's reported claims at December 31, 2016. See Note 23 to the consolidated financial statements for additional information.

On January 23, 2017, the ResCap Liquidating Trust, as successor to Residential Funding Company, LLC (RFC), filed a lawsuit seeking unspecified damages against WMC in the United States District Court for the District of Minnesota arising from alleged breaches in representations and warranties made by WMC in connection with the sale of approximately $840 million in loans to RFC over a period of time preceding RFC's filing for bankruptcy protection in May 2012.

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

Alstom legacy matters. In connection with our acquisition of Alstom's Thermal, Renewables and Grid businesses in November 2015, we are subject to legacy legal proceedings and legal compliance risks that relate to claimed anti-competitive conduct or improper payments by Alstom in the pre-acquisition period. See Note 23 to the consolidated financial statements for additional information. As previously reported, in September 2013 the Israeli Antitrust Authority issued a decision whereby Alstom, Siemens AG and ABB Ltd. were held liable for an alleged anti-competitive arrangement in the gas-insulated switchgears market in Israel. While there was no fine in connection with that decision, claimants brought civil actions in 2013 seeking damages of approximately $950 million and $600 million, respectively, related to the alleged conduct underlying the decision that are pending before the Central District Court in Israel. In December 2016, all parties agreed in principle to participate in a formal mediation in 2017 with the goal of reaching a global settlement of the two civil actions.

Environmental matters. As previously reported, in 2000, GE and the Environmental Protection Agency (EPA) entered into a consent decree relating to PCB cleanup of the Housatonic River in Massachusetts. Following EPA's release in September 2015 of an intended final remediation decision, GE and EPA engaged in mediation and the first step of the dispute resolution process contemplated by the consent decree. In October 2016, EPA issued its final remediation decision pursuant to the consent decree. GE and several other interested parties have appealed that decision to EPA's Environmental Appeals Board. A decision of the Environmental Appeals Board can ultimately be appealed to the United States Court of Appeals for the First Circuit. EPA may not implement any remedy until all appeals are exhausted. As of December 31, 2016, and based on its assessment of current facts and circumstances and its defenses, GE believes that it has recorded adequate reserves to cover future obligations associated with an expected final remedy. See Note 23 to the consolidated financial statements for additional information.

GE 2016 FORM 10-K 127

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

Members of our corporate leadership team review each of our businesses routinely on matters that range from overall strategy and financial performance to staffing and compliance. Our business leaders monitor financial and operating systems, enabling us to identify potential opportunities and concerns at an early stage and positioning us to respond rapidly. Our Board of Directors oversees management's business conduct, and our Audit Committee, which consists entirely of independent directors, oversees our internal control over financial reporting. We continually examine our governance practices in an effort to enhance investor trust and improve the Board's overall effectiveness. The Board and its committees annually conduct a performance self-evaluation and recommend improvements. Our lead director chaired four meetings of our independent directors this year, helping us sharpen our full Board meetings to better cover significant topics. Compensation policies for our executives are aligned with the long-term interests of GE investors.

We strive to maintain a dynamic system of internal controls and procedures—including internal control over financial reporting—designed to ensure reliable financial recordkeeping, transparent financial reporting and disclosure, and protection of physical and intellectual property. We recruit, develop and retain a world-class financial team. Our internal audit function, including members of our Corporate Audit Staff, conducts thousands of financial, compliance and process improvement audits each year. Our Audit Committee oversees the scope and evaluates the overall results of these audits, and in 2016, members of that Committee regularly attended GE Capital Board of Directors, Corporate Audit Staff and Controllership Council meetings. Our global integrity policies—"The Spirit & The Letter"—require compliance with law and policy, and pertain to such vital issues as upholding financial integrity and avoiding conflicts of interest. These integrity policies are available in 35 languages, and are provided to all of our employees, holding each of them accountable for compliance. Our strong compliance culture reinforces these efforts by requiring employees to raise any compliance concerns and by prohibiting retribution for doing so. To facilitate open and candid communication, we have designated ombudspersons throughout the Company to act as independent resources for reporting integrity or compliance concerns. We hold our directors, consultants, agents and independent contractors to the same integrity standards.

We are keenly aware of the importance of full and open presentation of our financial position and operating results, and rely for this purpose on our disclosure controls and procedures, including our Disclosure Committee, which comprises senior executives with detailed knowledge of our businesses and the related needs of our investors. We ask this committee to review our compliance with accounting and disclosure requirements, to evaluate the fairness of our financial and non-financial disclosures, and to report their findings to us. In 2016, we further ensured strong disclosure by holding approximately 140 analyst and investor meetings with GE leadership present.

We welcome the strong oversight of our financial reporting activities by our independent registered public accounting firm, KPMG LLP, engaged by and reporting directly to the Audit Committee. U.S. legislation requires management to report on internal control over financial reporting and for auditors to render an opinion on such controls. Our report and the KPMG LLP report for 2016 follow.

GE 2016 FORM 10-K 128

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2016, based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. Their report follows.

/s/ Jeffrey R. Immelt	/s/ Jeffrey S. Bornstein
Jeffrey R. Immelt	Jeffrey S. Bornstein
Chairman of the Board and Chief Executive Officer February 24, 2017	Senior Vice President and Chief Financial Officer

DISCLOSURE CONTROLS

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Other than as explained below, there have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

On November 2, 2015, we closed the acquisition of Alstom's Thermal, Renewable, and Grid businesses. During 2016, we completed our purchase price allocations and transitioned the acquired businesses to our accounting and reporting policies. We also commenced integrating their systems and processes into our framework of internal controls over financial reporting.  As part of this process, we have enhanced and augmented the internal controls of the acquired businesses to raise them to a level that meets U.S. requirements. Efforts to further improve those controls are continuing.

GE 2016 FORM 10-K 129

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareowners
of General Electric Company:

We have audited the accompanying statement of financial position of General Electric Company and consolidated affiliates (the "Company") as of December 31, 2016 and 2015, and the related statements of earnings, comprehensive income, changes in shareowners' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Electric Company and consolidated affiliates as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
Our audits of the consolidated financial statements were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The accompanying consolidating information appearing on pages 133, 137, and 139 is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations, and cash flows of the individual entities. The consolidating information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

/s/ KPMG LLP
KPMG LLP
Boston, Massachusetts
 February 24, 2017

GE 2016 FORM 10-K 130

AUDITED FINANCIAL STATEMENTS AND NOTES

Statement of Earnings		132
Consolidated Statement of Comprehensive Income (Loss)		134
Consolidated Statement of Changes in Shareowners' Equity		135
Statement of Financial Position		136
Statement of Cash Flows		138
Notes to Consolidated Financial Statements
1	Basis of Presentation and Summary of Significant Accounting Policies	140
2	Businesses Held for Sale and Discontinued Operations	149
3	Investment Securities	153
4	Current Receivables	155
5	Inventories	156
6	GE Capital Financing Receivables and Allowance for Losses on Financing Receivables	156
7	Property, Plant and Equipment	157
8	Acquisitions, Goodwill and Other Intangible Assets	158
9	Contract Assets and All Other Assets	164
10	Borrowings	165
11	Investment Contracts, Insurance Liabilities and Insurance Annuity Benefits	167
12	Postretirement Benefit Plans	167
13	All Other Liabilities	172
14	Income Taxes	172
15	Shareowners' Equity	176
16	Other Stock-related Information	181
17	Other Income	184
18	Earnings Per Share Information	184
19	Fair Value Measurements	185
20	Financial Instruments	189
21	Variable Interest Entities	195
22	Receivables Facility	197
23	Commitments, Guarantees, Product Warranties and Other Loss Contingencies	198
24	Intercompany Transactions	202
25	Operating Segments	203
26	Cash Flows Information	205
27	Cost Information	207
28	Guarantor Financial Information	208
29	Supplemental Information	215
30	Quarterly Information (unaudited)	221

GE 2016 FORM 10-K 131

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS
	General Electric Company
	and consolidated affiliates
For the years ended December 31 (In millions; per-share amounts in dollars)	2016	2015	2014

Revenues and other income
Sales of goods	$75,414	$74,510	$76,568
Sales of services	34,976	31,298	30,190
Other income (Note 17)	4,005	2,227	778
GE Capital earnings (loss) from continuing operations	-	-	-
GE Capital revenues from services	9,297	9,350	9,648
Total revenues and other income	123,693	117,386	117,184

Costs and expenses (Note 27)
Cost of goods sold	62,440	59,905	61,257
Cost of services sold	25,043	22,788	22,447
Selling, general and administrative expenses	18,377	17,831	16,848
Interest and other financial charges	5,025	3,463	2,723
Investment contracts, insurance losses and
insurance annuity benefits	2,797	2,605	2,530
Other costs and expenses	982	2,608	1,115
Total costs and expenses	114,663	109,200	106,921

Earnings from continuing operations
before income taxes	9,030	8,186	10,263
Benefit (provision) for income taxes (Note 14)	464	(6,485)	(773)
Earnings from continuing operations	9,494	1,700	9,490
Earnings (loss) from discontinued operations,
net of taxes (Note 2)	(954)	(7,495)	5,855
Net earnings (loss)	8,540	(5,795)	15,345
Less net earnings (loss) attributable to noncontrolling interests	(291)	332	112
Net earnings (loss) attributable to the Company	8,831	(6,126)	15,233
Preferred stock dividends	(656)	(18)	-
Net earnings (loss) attributable to GE common shareowners	$8,176	$(6,145)	$15,233

Amounts attributable to GE common shareowners
Earnings from continuing operations	$9,494	$1,700	$9,490
Less net earnings (loss) attributable to
noncontrolling interests, continuing operations	(290)	19	(45)
Earnings from continuing operations attributable
to the Company	9,784	1,681	9,535
Preferred stock dividends	(656)	(18)	-
Earnings from continuing operations attributable
to GE common shareowners	9,128	1,663	9,535
Earnings (loss) from discontinued operations, net of taxes	(954)	(7,495)	5,855
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	(1)	312	157
Net earnings (loss) attributable to GE common shareowners	$8,176	$(6,145)	$15,233

Per-share amounts (Note 18)
Earnings from continuing operations
Diluted earnings per share	$1.00	$0.17	$0.94
Basic earnings per share	$1.01	$0.17	$0.95

Net earnings (loss)
Diluted earnings (loss) per share	$0.89	$(0.61)	$1.50
Basic earnings (loss) per share	$0.90	$(0.62)	$1.51

Dividends declared per common share	$0.93	$0.92	$0.89

Amounts may not add due to rounding.
See Note 3 for other-than-temporary impairment amounts on investment securities.

See accompanying notes.

GE 2016 FORM 10-K 132

STATEMENT OF EARNINGS (CONTINUED)

For the years ended December 31	GE(a)			Financial Services (GE Capital)
(In millions; per-share amounts in dollars)	2016	2015	2014	2016	2015	2014

Revenues and other income
Sales of goods	$75,580	$74,565	$76,715	$115	$79	$121
Sales of services	35,255	31,641	30,594	-	-	-
Other income (Note 17)	4,092	2,165	707	-	-	-
GE Capital earnings (loss) from continuing operations	(1,251)	(7,672)	1,532	-	-	-
GE Capital revenues from services	-	-	-	10,790	10,722	11,199
Total revenues and other income	113,676	100,700	109,546	10,905	10,801	11,320

Costs and expenses (Note 27)
Cost of goods sold	62,628	59,970	61,420	93	69	104
Cost of services sold	23,084	20,858	20,456	2,238	2,273	2,394
Selling, general and administrative expenses	16,123	14,914	14,972	2,947	3,512	2,689
Interest and other financial charges	2,026	1,706	1,579	3,790	2,301	1,638
Investment contracts, insurance losses and
insurance annuity benefits	-	-	-	2,861	2,737	2,660
Other costs and expenses	-	-	-	1,013	2,647	1,159
Total costs and expenses	103,860	97,447	98,427	12,942	13,539	10,645

Earnings (loss) from continuing operations
before income taxes	9,815	3,252	11,119	(2,037)	(2,739)	676
Benefit (provision) for income taxes (Note 14)	(967)	(1,506)	(1,634)	1,431	(4,979)	861
Earnings (loss) from continuing operations	8,849	1,746	9,485	(606)	(7,718)	1,537
Earnings (loss) from discontinued operations,
net of taxes (Note 2)	(952)	(7,807)	5,698	(954)	(7,485)	5,860
Net earnings (loss)	7,896	(6,061)	15,182	(1,560)	(15,202)	7,397
Less net earnings (loss) attributable to noncontrolling interests	(279)	83	(50)	(12)	248	162
Net earnings (loss) attributable to the Company	8,176	(6,145)	15,233	(1,548)	(15,450)	7,234
Preferred stock dividends	-	-	-	(656)	(330)	(322)
Net earnings (loss) attributable to GE common shareowners	$8,176	$(6,145)	$15,233	$(2,204)	$(15,780)	$6,912

Amounts attributable to GE common shareowners:
Earnings (loss) from continuing operations	$8,849	$1,746	$9,485	$(606)	$(7,718)	$1,537
Less net earnings (loss) attributable to
noncontrolling interests, continuing operations	(279)	83	(50)	(10)	(64)	5
Earnings (loss) from continuing operations attributable
to the Company	9,128	1,663	9,535	(595)	(7,654)	1,532
Preferred stock dividends	-	-	-	(656)	(330)	(322)
Earnings (loss) from continuing operations attributable
to GE common shareowners	9,128	1,663	9,535	(1,251)	(7,983)	1,209
Earnings (loss) from discontinued operations, net of taxes	(952)	(7,807)	5,698	(954)	(7,485)	5,860
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	-	-	-	(1)	312	157
Net earnings (loss) attributable to GE common shareowners	$8,176	$(6,145)	$15,233	$(2,204)	$(15,780)	$6,912

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

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

GE 2016 FORM 10-K 133

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the years ended December 31 (In millions)	2016	2015	2014

Net earnings (loss)	$8,540	$(5,795)	$15,345
Less net earnings (loss) attributable to noncontrolling interests	(291)	332	112
Net earnings (loss) attributable to the Company	$8,831	$(6,126)	$15,233

Other comprehensive income (loss)
Investment securities	$203	$(553)	$708
Currency translation adjustments	(1,311)	(3,137)	(2,730)
Cash flow hedges	93	99	234
Benefit plans	(1,068)	5,165	(7,278)
Other comprehensive income (loss)	(2,083)	1,575	(9,066)
Less other comprehensive income (loss) attributable to noncontrolling interests	(14)	(69)	(13)
Other comprehensive income (loss) attributable to the Company	$(2,069)	$1,644	$(9,053)

Comprehensive income (loss)	$6,457	$(4,220)	$6,278
Less comprehensive income (loss) attributable to noncontrolling interests	(305)	263	99
Comprehensive income (loss) attributable to the Company	$6,762	$(4,483)	$6,180

Amounts presented net of taxes. See Note 15 for further information about other comprehensive income (loss) and noncontrolling interests.
Amounts may not add due to rounding.
See accompanying notes.

GE 2016 FORM 10-K 134

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY

(In millions)	2016	2015	2014

GE shareowners' equity balance at January 1	$98,274	$128,159	$130,566
Net earnings (loss) attributable to the Company	8,831	(6,126)	15,233
Dividends and other transactions with shareowners	(9,054)	(9,155)	(8,948)
Redemption value adjustment for redeemable noncontrolling interests	(266)	(25)	(2)
Other comprehensive income (loss) attributable to the Company	(2,069)	1,644	(9,053)
Net sales (purchases) of shares for treasury(a)(b)	(19,499)	(20,946)	(32)
Changes in other capital	(389)	4,724	396
Ending balance at December 31	75,828	98,274	128,159
Noncontrolling interests	1,663	1,864	8,674
Total equity balance at December 31	$77,491	$100,138	$136,833

(a)	2015 included $(20,383) million related to the split-off of Synchrony Financial from GE, where GE shares were exchanged for shares of Synchrony Financial.
(b)	2016 included $(11,370) million of GE shares purchased under accelerated share repurchase (ASR) agreements.

Amounts may not add due to rounding.
See Note 15 for further information about changes in shareowners' equity.
See accompanying notes.

GE 2016 FORM 10-K 135

STATEMENT OF FINANCIAL POSITION
	General Electric Company
	and consolidated affiliates
December 31 (In millions, except share amounts)	2016	2015

Assets
Cash and equivalents	$48,129	$70,483
Investment securities (Note 3)	44,313	31,973
Current receivables (Note 4)	24,076	27,022
Inventories (Note 5)	22,354	22,515
Financing receivables – net (Note 6)	12,242	12,052
Other GE Capital receivables	5,944	6,782
Property, plant and equipment – net (Note 7)	50,518	54,095
Receivable from GE Capital (debt assumption)	-	-
Investment in GE Capital	-	-
Goodwill (Note 8)	70,438	65,526
Other intangible assets – net (Note 8)	16,436	17,797
Contract assets (Note 9)	25,162	21,156
All other assets (Note 9)	27,176	36,797
Deferred income taxes (Note 14)	1,833	3,105
Assets of businesses held for sale (Note 2)	1,745	2,818
Assets of discontinued operations (Note 2)	14,815	120,951
Total assets(a)	$365,183	$493,071

Liabilities and equity
Short-term borrowings (Note 10)	$30,714	$49,860
Accounts payable, principally trade accounts	14,435	13,680
Progress collections and price adjustments accrued	16,760	15,776
Dividends payable	2,107	2,167
Other GE current liabilities	17,564	23,597
Non-recourse borrowings of consolidated securitization entities (Note 10)	417	3,083
Long-term borrowings (Note 10)	105,080	144,659
Investment contracts, insurance liabilities and insurance annuity benefits (Note 11)	26,086	25,692
Non-current compensation and benefits	43,780	40,487
All other liabilities (Note 13)	22,912	23,611
Liabilities of businesses held for sale (Note 2)	656	861
Liabilities of discontinued operations (Note 2)	4,158	46,487
Total liabilities(a)	284,668	389,961

Redeemable noncontrolling interests (Note 15)	3,025	2,972

Preferred stock (5,944,250 shares outstanding at both December 31, 2016
and December 31, 2015)	6	6
Common stock (8,742,614,000 and 9,379,288,000 shares outstanding
at December 31, 2016 and December 31, 2015, respectively)	702	702
Accumulated other comprehensive income (loss) – net attributable to GE(b)
Investment securities	674	460
Currency translation adjustments	(6,816)	(5,499)
Cash flow hedges	12	(80)
Benefit plans	(12,469)	(11,410)
Other capital	37,224	37,613
Retained earnings	139,532	140,020
Less common stock held in treasury	(83,038)	(63,539)
Total GE shareowners' equity	75,828	98,274
Noncontrolling interests(c) (Note 15)	1,663	1,864
Total equity (Note 15)	77,491	100,138
Total liabilities, redeemable noncontrolling interests and equity	$365,183	$493,071

(a)
Our consolidated assets at December 31, 2016 included total assets of $6,332 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets included current receivables and net financing receivables of $1,722 million and investment securities of $982 million within continuing operations and assets of discontinued operations of $692 million. Our consolidated liabilities at December 31, 2016 included liabilities of certain VIEs for which the VIE creditors do not have recourse to GE. These liabilities included non-recourse borrowings of consolidated securitization entities (CSEs) of $(417) million within continuing operations. See Note 21.

(b)	The sum of accumulated other comprehensive income (loss) (AOCI) attributable to the Company was $(18,598) million and $(16,529) million at December 31, 2016 and December 31, 2015, respectively.
(c)	Included AOCI attributable to noncontrolling interests of $(278) million and $(264) million at December 31, 2016 and December 31, 2015, respectively.
Amounts may not add due to rounding.

See accompanying notes.

GE 2016 FORM 10-K 136

STATEMENT OF FINANCIAL POSITION (CONTINUED)

	GE(a)		Financial Services (GE Capital)
December 31 (In millions, except share amounts)	2016	2015	2016	2015

Assets
Cash and equivalents	$10,525	$10,372	$37,604	$60,111
Investment securities (Note 3)	137	151	44,180	31,827
Current receivables (Note 4)	12,715	14,707	-	-
Inventories (Note 5)	22,263	22,449	91	66
Financing receivables – net (Note 6)	-	-	26,041	25,003
Other GE Capital receivables	-	-	15,576	15,455
Property, plant and equipment – net (Note 7)	19,103	20,145	32,225	34,781
Receivable from GE Capital (debt assumption)	58,780	84,704	-	-
Investment in GE Capital	24,677	46,227	-	-
Goodwill (Note 8)	68,070	63,157	2,368	2,370
Other intangible assets – net (Note 8)	16,131	17,365	305	435
Contract assets (Note 9)	25,162	21,156	-	-
All other assets (Note 9)	12,007	12,813	14,608	25,081
Deferred income taxes (Note 14)	6,666	7,666	(4,833)	(4,561)
Assets of businesses held for sale (Note 2)	1,629	2,818	-	-
Assets of discontinued operations (Note 2)	9	9	14,806	120,942
Total assets	$277,874	$323,737	$182,970	$311,508

Liabilities and equity
Short-term borrowings(b) (Note 10)	$20,482	$19,792	$23,443	$48,617
Accounts payable, principally trade accounts	20,876	19,250	1,605	1,745
Progress collections and price adjustments accrued	16,838	15,776	-	-
Dividends payable	2,107	2,167	-	-
Other GE current liabilities	17,564	23,595	-	-
Non-recourse borrowings of consolidated securitization entities (Note 10)	-	-	417	3,083
Long-term borrowings(b) (Note 10)	58,810	83,309	93,443	128,478
Investment contracts, insurance liabilities and insurance annuity benefits (Note 11)	-	-	26,546	26,155
Non-current compensation and benefits	42,770	39,472	1,001	1,006
All other liabilities (Note 13)	17,506	16,217	7,430	9,351
Liabilities of businesses held for sale (Note 2)	656	1,409	-	-
Liabilities of discontinued operations (Note 2)	35	128	4,123	46,359
Total liabilities	197,644	221,115	158,008	264,795

Redeemable noncontrolling interests (Note 15)	3,025	2,972	-	-

Preferred stock (5,944,250 shares outstanding at both December 31, 2016
and December 31, 2015)	6	6	6	6
Common stock (8,742,614,000 and 9,379,288,000 shares outstanding
at December 31, 2016 and December 31, 2015, respectively)	702	702	-	-
Accumulated other comprehensive income (loss) – net attributable to GE
Investment securities	674	460	656	456
Currency translation adjustments	(6,816)	(5,499)	(740)	(898)
Cash flow hedges	12	(80)	43	(112)
Benefit plans	(12,469)	(11,410)	(622)	(540)
Other capital	37,224	37,613	12,669	12,326
Retained earnings	139,532	140,020	12,664	34,988
Less common stock held in treasury	(83,038)	(63,539)	-	-
Total GE shareowners' equity	75,828	98,274	24,677	46,227
Noncontrolling interests (Note 15)	1,378	1,378	285	486
Total equity (Note 15)	77,205	99,651	24,962	46,713
Total liabilities, redeemable noncontrolling interests and equity	$277,874	$323,737	$182,970	$311,508

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.
(b)
On December 2, 2015, senior unsecured notes and commercial paper was assumed by GE upon its merger with GE Capital resulting in an intercompany payable to GE. The short-term borrowings were $11,696 million (which includes a loan amount of $1,329 million from GE Capital to GE) and $17,642 million and the long-term borrowings were $47,084 million and $67,062 million at December 31, 2016 and December 31, 2015, respectively. See Note 10 for additional information.

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

GE 2016 FORM 10-K 137

STATEMENT OF CASH FLOWS
	General Electric Company
	and consolidated affiliates
For the years ended December 31 (In millions)	2016	2015	2014

Cash flows – operating activities
Net earnings (loss)	$8,540	$(5,795)	$15,345
Less net earnings (loss) attributable to noncontrolling interests	(291)	332	112
Net earnings (loss) attributable to the Company	8,831	(6,126)	15,233
(Earnings) loss from discontinued operations	954	7,495	(5,855)
Adjustments to reconcile net earnings attributable to the
Company to cash provided from operating activities:
Depreciation and amortization of property,
plant and equipment	4,997	4,847	4,953
Earnings from continuing operations retained by GE Capital	-	-	-
Deferred income taxes	814	383	(882)
Decrease (increase) in GE current receivables	1,514	(52)	(1,913)
Decrease (increase) in inventories	(1,389)	(314)	(872)
Increase (decrease) in accounts payable	1,198	(541)	565
Increase (decrease) in GE progress collections	1,836	(996)	(515)
All other operating activities	(12,655)	7,160	5,318
Cash from (used for) operating activities – continuing operations	6,099	11,856	16,033
Cash from (used for) operating activities – discontinued operations	(6,343)	8,034	11,676
Cash from (used for) operating activities	(244)	19,891	27,709

Cash flows – investing activities
Additions to property, plant and equipment	(7,199)	(7,309)	(7,134)
Dispositions of property, plant and equipment	4,424	3,020	2,923
Net decrease (increase) in GE Capital financing receivables	200	1,043	1,260
Proceeds from sale of discontinued operations	59,890	79,615	232
Proceeds from principal business dispositions	5,357	2,283	630
Net cash from (payments for) principal businesses purchased	(2,271)	(12,027)	(2,091)
All other investing activities	2,212	(5,013)	23,410
Cash from (used for) investing activities – continuing operations	62,613	61,613	19,229
Cash from (used for) investing activities – discontinued operations	(13,412)	(2,125)	(24,263)
Cash from (used for) investing activities	49,202	59,488	(5,034)

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	(1,135)	(24,459)	(6,409)
Newly issued debt (maturities longer than 90 days)	1,492	13,951	14,629
Repayments and other reductions (maturities longer than 90 days)	(58,768)	(47,038)	(38,410)
Net dispositions (purchases) of GE shares for treasury	(21,429)	(1,099)	(1,218)
Dividends paid to shareowners	(8,806)	(9,295)	(8,852)
All other financing activities	(1,274)	(1,605)	(652)
Cash from (used for) financing activities – continuing operations	(89,920)	(69,547)	(40,912)
Cash from (used for) financing activities – discontinued operations	789	(6,507)	23,956
Cash from (used for) financing activities	(89,131)	(76,054)	(16,956)
Effect of currency exchange rate changes on cash and equivalents	(1,146)	(3,464)	(3,492)
Increase (decrease) in cash and equivalents	(41,319)	(138)	2,224
Cash and equivalents at beginning of year	90,879	91,017	88,792
Cash and equivalents at end of year	49,558	90,879	91,017
Less cash and equivalents of discontinued operations
at end of year	1,429	20,395	20,991
Cash and equivalents of continuing operations at end of year	$48,129	$70,483	$70,025
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(5,779)	$(8,764)	$(9,539)
Cash recovered (paid) during the year for income taxes	(7,469)	(2,486)	(2,955)

Amounts may not add due to rounding.
See accompanying notes.

GE 2016 FORM 10-K 138

STATEMENT OF CASH FLOWS (CONTINUED)

	GE(a)			Financial Services (GE Capital)
For the years ended December 31 (In millions)	2016	2015	2014	2016	2015	2014

Cash flows – operating activities
Net earnings (loss)	$7,896	$(6,061)	$15,182	$(1,560)	$(15,202)	$7,397
Less net earnings (loss) attributable to noncontrolling interests	(279)	83	(50)	(12)	248	162
Net earnings (loss) attributable to the Company	8,176	(6,145)	15,233	(1,548)	(15,450)	7,234
(Earnings) loss from discontinued operations	952	7,807	(5,698)	954	7,485	(5,860)
Adjustments to reconcile net earnings attributable to the
Company to cash provided from operating activities:
Depreciation and amortization of property,
plant and equipment	2,597	2,473	2,508	2,384	2,436	2,529
Earnings from continuing operations retained by GE Capital(b)	21,345	12,284	1,625	-	-	-
Deferred income taxes	1,107	(1,800)	(476)	(293)	2,183	(406)
Decrease (increase) in GE current receivables	929	666	(473)	-	-	-
Decrease (increase) in inventories	(1,337)	(282)	(877)	(10)	(14)	27
Increase (decrease) in accounts payable	1,716	276	884	17	(189)	258
Increase (decrease) in GE progress collections	1,913	(1,010)	(528)	-	-	-
All other operating activities	(7,438)	2,083	2,973	(3,054)	5,087	2,480
Cash from (used for) operating activities – continuing operations	29,960	16,354	15,171	(1,552)	1,537	6,263
Cash from (used for) operating activities – discontinued operations	(90)	(12)	(2)	(6,253)	8,046	11,678
Cash from (used for) operating activities	29,870	16,342	15,169	(7,805)	9,583	17,941

Cash flows – investing activities
Additions to property, plant and equipment	(3,758)	(3,785)	(3,970)	(3,769)	(4,237)	(3,818)
Dispositions of property, plant and equipment	1,080	939	615	3,637	2,526	2,331
Net decrease (increase) in GE Capital financing receivables	-	-	-	(1,279)	226	(161)
Proceeds from sale of discontinued operations	-	-	-	59,890	79,615	232
Proceeds from principal business dispositions	5,357	1,725	602	-	532	-
Net cash from (payments for) principal businesses purchased	(2,271)	(10,350)	(2,091)	-	(1,677)	-
All other investing activities	(2,392)	(1,308)	(1,062)	1,639	(4,690)	24,574
Cash from (used for) investing activities – continuing operations	(1,984)	(12,779)	(5,906)	60,118	72,295	23,158
Cash from (used for) investing activities – discontinued operations	90	12	2	(13,501)	(2,137)	(24,263)
Cash from (used for) investing activities	(1,894)	(12,767)	(5,905)	46,617	70,158	(1,105)

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	1,595	603	243	(1,655)	(24,834)	(7,078)
Newly issued debt (maturities longer than 90 days)	5,307	3,560	3,084	1,174	10,391	11,545
Repayments and other reductions (maturities longer than 90 days)	(4,156)	(2,190)	(323)	(58,285)	(44,848)	(38,087)
Net dispositions (purchases) of GE shares for treasury	(21,429)	(1,099)	(1,218)	-	-	-
Dividends paid to shareowners	(8,474)	(9,289)	(8,851)	(20,427)	(4,620)	(3,322)
All other financing activities	(273)	203	346	(1,127)	(1,362)	(679)
Cash from (used for) financing activities – continuing operations	(27,430)	(8,211)	(6,719)	(80,320)	(65,273)	(37,621)
Cash from (used for) financing activities – discontinued operations	-	-	-	789	(6,507)	23,956
Cash from (used for) financing activities	(27,430)	(8,211)	(6,719)	(79,531)	(71,780)	(13,665)
Effect of currency exchange rate changes on cash and equivalents	(392)	(908)	(312)	(754)	(2,556)	(3,180)
Increase (decrease) in cash and equivalents	153	(5,544)	2,234	(41,473)	5,406	(9)
Cash and equivalents at beginning of year	10,372	15,916	13,682	80,506	75,100	75,109
Cash and equivalents at end of year	10,525	10,372	15,916	39,033	80,506	75,100
Less cash and equivalents of discontinued operations
at end of year	-	-	-	1,429	20,395	20,991
Cash and equivalents of continuing operations at end of year	$10,525	$10,372	$15,916	$37,604	$60,111	$54,109
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(1,753)	$(1,327)	$(1,248)	$(4,982)	$(8,047)	$(8,910)
Cash recovered (paid) during the year for income taxes	(2,612)	(1,636)	(1,337)	(4,857)	(850)	(1,618)

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis.

(b)	Represents GE Capital earnings/loss from continuing operations attributable to the Company, net of GE Capital dividends paid to GE.

Amounts may not add due to rounding.

In the consolidating data on this page, "GE" means the basis of consolidation as described in Note 1 to the consolidated financial statements; "GE Capital" means GE Capital Global Holdings, LLC (GECGH) and its predecessor General Electric Capital Corporation (GECC) and all of their affiliates and associated companies. Separate information is shown for "GE" and "Financial Services (GE Capital)." Transactions between GE and GE Capital have been eliminated from the "Consolidated" columns and are discussed in Note 24.

GE 2016 FORM 10-K 139

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

Associated companies are unconsolidated VIEs and other entities in which we do not have a controlling financial interest, but over which we have significant influence, most often because we hold a voting interest of 20% to 50%. Associated companies are accounted for as equity method investments. Our share of the results of associated companies are presented on a one-line basis. Investments in, and advances to, associated companies are presented on a one-line basis in the caption "All other assets" in our Statement of Financial Position, net of allowance for losses, which represents our best estimate of probable losses inherent in such assets.

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

Financial data and related measurements are presented in the following categories:

GE. This represents the adding together of all affiliates except GE Capital, whose continuing operations are presented on a one-line basis, giving effect to the elimination of transactions among such affiliates.

GE Capital. This refers to GE Capital Global Holdings, LLC (GECGH), or its predecessor General Electric Capital Corporation (GECC), and is the adding together of all affiliates of GE Capital giving effect to the elimination of transactions among such affiliates.

Consolidated. This represents the adding together of GE and GE Capital, giving effect to the elimination of transactions between GE and GE Capital.

Operating Segments. These comprise our eight businesses, focused on the broad markets they serve: Power, Renewable Energy, Oil & Gas, Aviation, Healthcare, Transportation, Energy Connections & Lighting and Capital.

GE 2016 FORM 10-K 140

Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations. Certain of our operations have been presented as discontinued. See Note 2.

The effects of translating to U.S. dollars the financial statements of non-U.S. affiliates whose functional currency is other than the U.S. dollar are included in shareowners' equity. Asset and liability accounts are translated at year-end exchange rates, while revenues and expenses are translated at average rates for the respective periods.

Preparing financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires us to make estimates based on assumptions about current, and for some estimates future, economic and market conditions which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in future impairments of investment securities, goodwill, intangibles and long-lived assets, incremental losses on financing receivables, establishment of valuation allowances on deferred tax assets, incremental fair value marks on businesses and assets held for sale carried at lower of cost or market, and increased tax liabilities and insurance reserves.

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

Except for goods sold under long-term agreements, we recognize sales of goods under the provisions of U.S. Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104, Revenue Recognition. In arrangements where we sell products that provide the customer with a right of return, we use our accumulated experience to estimate and provide for such returns when we record the sale. In situations where arrangements include customer acceptance provisions based on seller or customer-specified objective criteria, we recognize revenue when we have reliably demonstrated that all specified acceptance criteria have been met or when formal acceptance occurs, respectively. In arrangements where we provide goods for trial and evaluation purposes, we only recognize revenue after customer acceptance occurs. Unless otherwise noted, we do not provide for anticipated losses before we record sales.

GE 2016 FORM 10-K 141

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

We sell product services under long-term product maintenance or extended warranty agreements in our Aviation, Power, Oil & Gas and Transportation segments, where costs of performing services are incurred on other than a straight-line basis. We also sell similar long-term product services in our Healthcare and Renewable Energy segments, where such costs generally are expected to be incurred on a straight-line basis. For the Aviation, Power, Oil & Gas and Transportation agreements, we recognize related sales based on the extent of our progress toward completion measured by actual costs incurred in relation to total expected costs. We routinely update our estimates of future costs for agreements in process and report any cumulative effects of such adjustments in current operations. For the Healthcare and Renewable Energy agreements, we recognize revenues on a straight-line basis and expense related costs as incurred. We provide for any loss that we expect to incur on any of these agreements when that loss is probable.

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

We recognize financing lease income on the interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values are based upon management's best estimates of the value of the leased asset at the end of the lease term. We use various sources of data in determining these estimates, including information obtained from third parties, which is adjusted for the attributes of the specific asset under lease. Guarantees of residual values by unrelated third parties are included within minimum lease payments. Significant assumptions we use in estimating residual values include estimated net cash flows over the remaining lease term, anticipated results of future remarketing, and estimated future component part and scrap metal prices, discounted at an appropriate rate.

GE 2016 FORM 10-K 142

We recognize operating lease income on a straight-line basis over the terms of underlying leases.

BUSINESSES AND ASSETS HELD FOR SALE

Businesses and assets held for sale represent components that meet accounting requirements to be classified as held for sale and are presented as single asset and liability amounts in our financial statements with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value, less cost to sell. Financing receivables that no longer qualify to be presented as held for investment must be classified as assets held for sale and recognized in our financial statements at the lower of cost or fair value, less cost to sell, with that amount representing a new cost basis at the date of transfer.

The determination of fair value for businesses and assets held for sale involves significant judgments and assumptions. Development of estimates of fair values in this circumstance is complex and is dependent upon, among other factors, the nature of the potential sales transaction (for example, asset sale versus sale of legal entity), composition of assets and/or businesses in the disposal group, the comparability of the disposal group to market transactions, negotiations with third party purchasers etc. Such factors bear directly on the range of potential fair values and the selection of the best estimates. Key assumptions were developed based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction.

We review all businesses and assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values.

DEPRECIATION AND AMORTIZATION

The cost of GE manufacturing plant and equipment is generally depreciated on a straight-line basis over its estimated economic life.

The cost of GE Capital equipment leased to others on operating leases is depreciated on a straight-line basis to estimated residual value over the lease term or over the estimated economic life of the equipment.

LOSSES ON FINANCING RECEIVABLES

Our financing receivables portfolio consists of a variety of loans and leases, including both larger-balance, non-homogeneous loans and leases and smaller-balance homogeneous loans and leases. We routinely evaluate our entire portfolio for potential specific credit or collection issues that might indicate an impairment.

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

GE 2016 FORM 10-K 143

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

We regularly review investment securities for impairment using both quantitative and qualitative criteria. For debt securities, if we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether we do not expect to recover the amortized cost basis of the security, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. We also evaluate quantitative criteria including determining whether there has been an adverse change in expected future cash flows. If we do not expect to recover the entire amortized cost basis of the security, we consider the security to be other-than-temporarily impaired (OTTI), and we record the difference between the security's amortized cost basis and its recoverable amount in earnings and the difference between the security's recoverable amount and fair value in other comprehensive income. If we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, the security is also considered OTTI and we recognize the entire difference between the security's amortized cost basis and its fair value in earnings. For equity securities, we consider the length of time and magnitude of the amount that each security is in an unrealized loss position. If we do not expect to recover the entire amortized cost basis of the security, we consider the security to be other-than-temporarily impaired, and we record the difference between the security's amortized cost basis and its fair value in earnings.

Realized gains and losses are accounted for on the specific identification method. Unrealized gains and losses on investment securities classified as trading and certain retained interests are included in earnings.

INVENTORIES

All inventories are stated at the lower of cost or realizable values. Cost for a portion of GE U.S. inventories is determined on a last-in, first-out (LIFO) basis. Cost of other GE inventories is determined on a first-in, first-out (FIFO) basis. LIFO was used for 34% of GE inventories in both 2016 and 2015.

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

GE 2016 FORM 10-K 144

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

We maintain policies and procedures to value instruments using the best and most relevant data available. In addition, we have risk management teams that review valuation, including independent price validation for certain instruments. With regard to Level 3 valuations (including instruments valued by third parties), we perform a variety of procedures to assess the reasonableness of the valuations. Such reviews include an evaluation of instruments whose fair value change exceeds predefined thresholds (and/or does not change) and consider the current interest rate, currency and credit environment, as well as other published data, such as rating agency market reports and current appraisals. These reviews are performed within each business by the asset and risk managers. A detailed review of methodologies and assumptions is performed by individuals independent of the business for individual measurements with a fair value exceeding predefined thresholds. This detailed review may include the use of a third-party valuation firm.

GE 2016 FORM 10-K 145

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

Annually, we conduct reviews of our primary pricing vendor to validate that the inputs used in that vendor's pricing process are deemed to be market observable as defined in the standard. While we are not provided access to proprietary models of the vendor, our reviews have included on-site walk-throughs of the pricing process, methodologies and control procedures for each asset class and level for which prices are provided. Our reviews also include an examination of the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels and various durations. In addition, the pricing vendor has an established challenge process in place for all security valuations, which facilitates identification and resolution of potentially erroneous prices. We believe that the prices received from our pricing vendor are representative of prices that would be received to sell the assets at the measurement date (exit prices) and are classified appropriately in the hierarchy.

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

GE 2016 FORM 10-K 146

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

Investments in private equity, real estate and collective funds held within our pension plans, are generally valued using the net asset value (NAV) per share as a practical expedient for fair value provided certain criteria are met. The NAVs are determined based on the fair values of the underlying investments in the funds. On January 1, 2016, we adopted guidance whereby investments that are measured at fair value using the NAV practical expedient are no longer classified in the fair value hierarchy.

Long-lived Assets. Fair values of long-lived assets, including aircraft, are primarily derived internally and are based on observed sales transactions for similar assets. In other instances, for example, collateral types for which we do not have comparable observed sales transaction data, collateral values are developed internally and corroborated by external appraisal information. Adjustments to third-party valuations may be performed in circumstances where market comparables are not specific to the attributes of the specific collateral or appraisal information may not be reflective of current market conditions due to the passage of time and the occurrence of market events since receipt of the information.

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
GE 2016 FORM 10-K 147

As a result of the adoption, our provision for income taxes decreased by $97 million for the nine months ended September 30, 2016, for the excess tax benefits related to share-based payments in its provision for income taxes. Application of the cash flow presentation requirements from January 1, 2016, resulted in an increase to cash from operating activities and a decrease to cash from financing activities of $137 million for the nine months ended September 30, 2016.

On January 1, 2016, we adopted ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminated the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. See Note 8 for further discussion of the purchase accounting effects of recent acquisitions.

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

In addition, many of the limited partnerships in which Energy Financial Services invests became VIEs because the limited partners have no participating rights or substantive removal rights over the general partners. The general partners continue to control these limited partnerships, however, our disclosed exposure to unconsolidated VIEs in Note 21 increased by $6,110 million as a result.

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

ACCELERATED SHARE REPURCHASE AGREEMENTS

During 2016, we entered into accelerated share repurchase (ASR) agreements to repurchase shares of GE common stock. Under an ASR agreement, the Company pays a specified amount to a financial institution and receives an initial delivery of shares based on the terms of the agreement. Upon settlement of the agreement, the financial institution delivers additional shares, or the Company returns shares, with the final net number of shares calculated based on the volume-weighted average price of GE common stock over the term of the agreement, less an agreed upon discount. When certain conditions are met, the transaction is accounted for as an equity transaction and the shares are included in treasury stock when received, at which time there is an immediate reduction in the weighted- average number of common shares used in calculating earnings per share. See Note 15 for additional information.

GE 2016 FORM 10-K 148

NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

In the fourth quarter of 2016, we classified our Water business within our Power segment with assets of $1,617 million and liabilities of $656 million, as held for sale. We expect to complete a sale of the business within the next twelve months.

In the third quarter of 2016, we classified a business at Aviation with assets of $601 million and liabilities of $58 million, as held for sale and adjusted the carrying value of the business to fair value, which resulted in a $145 million after-tax loss (including a $120 million loss on the planned disposal). In the fourth quarter of 2016, we ceased negotiations with the potential buyer due to economic and strategic reasons, and concluded that a sale of the business within the next twelve months was no longer probable. As a result, we reclassified the business to held and used and reversed through income approximately $50 million of the after-tax loss recorded in the third quarter of 2016 primarily related to allocated goodwill that is not impaired and retained customer contracts.

On March 30, 2016, we announced an agreement to sell GE Asset Management (GEAM), GE's asset management arm with assets under management of approximately $100 billion, to State Street Corporation. On July 1, 2016, we completed the sale for proceeds of $437 million and recognized an after-tax gain of $260 million. During the fourth quarter of 2016, net sale proceeds associated with U.S. pension plans of $330 million were deposited into the GE Pension Trust, increasing trust assets used to pay GE Pension Plan benefits.

On January 15, 2016, we announced the signing of an agreement to sell our Appliances business to Qingdao Haier Co., Ltd. (Haier). On June 6, 2016, we completed the sale for proceeds of $5,568 million (including $773 million from sale of receivables originated in our Appliances business and sold from GE Capital to Haier) and recognized an after-tax gain of approximately $1,825 million in 2016.

FINANCIAL INFORMATION FOR ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

December 31 (In millions)	2016	2015

Assets
Current receivables	$366	$79
Inventories	211	583
Property, plant, and equipment – net	632	1,208
Goodwill	212	370
Other intangible assets – net	123	162
Contract assets	125	-
Other	76	416
Assets of businesses held for sale	$1,745	$2,818

Liabilities
Accounts payable(a)	$190	$503
Progress collections and price adjustments accrued	141	-
Other current liabilities	133	325
Other	192	33
Liabilities of businesses held for sale	$656	$861

(a)
Included transactions in our industrial businesses that were made on an arms-length basis with GE Capital, consisting primarily of GE Capital services for material procurement. These intercompany balances included within our held for sale businesses are reported in the GE and GE Capital columns of our financial statements, but are eliminated in deriving our consolidated financial statements.

NBCU

As previously disclosed, Comcast Corporation was obligated to share with us potential tax savings associated with its purchase of our interest in NBCU LLC. During the second quarter of 2015, we recognized $450 million of pre-tax income related to the settlement of this obligation.

GE 2016 FORM 10-K 149

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

We have entered into Transitional Service Agreements (TSA) with and provided certain indemnifications to buyers of GE Capital's assets. Under the TSAs, GE Capital provides various services for terms generally between 12 and 24 months and receives a level of cost reimbursement from the buyers. See Note 23 for further information about indemnifications.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS

(In millions)	2016	2015	2014

Operations
Total revenues and other income	$2,968	$23,003	$31,136

Earnings (loss) from discontinued operations before income taxes	$(162)	$887	$6,615
Benefit (provision) for income taxes(a)	460	(791)	(776)
Earnings (loss) from discontinued operations, net of taxes	$298	$96	$5,839

Disposals
Gain (loss) on disposals before income taxes	$(750)	$(6,612)	$14
Benefit (provision) for income taxes(a)	(502)	(979)	1
Gain (loss) on disposals, net of taxes	$(1,252)	$(7,591)	$15

Earnings (loss) from discontinued operations, net of taxes(b)(c)	$(954)	$(7,495)	$5,855

(a)
GE Capital's total tax benefit (provision) for discontinued operations and disposals included current tax benefit (provision) of $945 million, $(6,834) million and $(925) million for the years ended December 31, 2016, 2015 and 2014, respectively, including current U.S. Federal tax benefit (provision) of $1,224 million, $(6,245) million and $80 million for the years ended December 31, 2016, 2015 and 2014, respectively, and deferred tax benefit (provision) of $(988) million, $5,073 million and $154 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(b)
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

(c)
Earnings (loss) from discontinued operations attributable to the Company, before income taxes, was $(911) million, $(6,038) million, and $6,472 million for the years ended December 31, 2016, 2015, and 2014, respectively.

December 31 (In millions)	2016	2015

Assets
Cash and equivalents	$1,429	$20,395
Investment securities	2,626	8,478
Financing receivables – net	-	3,205
Other receivables	310	1,221
Property, plant and equipment – net	274	7,537
Goodwill	67	7,764
Other intangible assets - net	5	80
Deferred income taxes	487	2,447
Financing receivables held for sale	8,547	69,847
Valuation allowance on disposal group classified as discontinued operations	(726)	(6,374)
Other	1,797	6,350
Assets of discontinued operations	$14,815	$120,951

Liabilities
Short-term borrowings	$3	$739
Accounts payable	164	2,870
Non-recourse borrowings	1,519	3,994
Bank deposits	529	25,613
Long-term borrowings	25	730
All other liabilities	1,652	11,053
Deferred income taxes	221	1,437
Other	45	52
Liabilities of discontinued operations	$4,158	$46,487

GE 2016 FORM 10-K 150

CONSUMER

In connection with the GE Capital Exit Plan, we announced the planned disposition of our Consumer business (including Synchrony Financial) and classified the business as discontinued operations. We closed a vast majority of our Consumer business dispositions (including the split-off of Synchrony Financial) in 2015 and 2016.

FINANCIAL INFORMATION FOR CONSUMER
(In millions)	2016	2015	2014

Operations
Total revenues and other income	$1,168	$11,690	$15,023

Interest	$(180)	$(2,081)	$(2,611)
Selling, general, and administrative expenses	(522)	(3,940)	(4,572)
Cost of services sold	-	(1)	-
Provision for losses on financing receivables	1	(5,029)	(3,544)
Investment contracts, insurance losses and insurance annuity benefits	(3)	(12)	(18)
Other costs and expenses	(89)	(392)	(388)
Earnings (loss) from discontinued operations,
before income taxes	375	236	3,891
Benefit (provision) for income taxes	(171)	(878)	(736)
Earnings (loss) from discontinued operations, net of taxes	$204	$(642)	$3,155

Disposals
Gain (loss) on disposals before income taxes	$273	$2,739	$-
Benefit (provision) for income taxes	(607)	363	-
Gain (loss) on disposals, net of taxes	$(334)	$3,102	$-

Earnings (loss) from discontinued operations, net of taxes(a)	$(130)	$2,460	$3,155

(a)
Earnings (loss) from discontinued operations attributable to the Company, before income taxes, was $652 million, $2,670 million, and $3,752 million for the years ended December 31, 2016, 2015, and 2014, respectively.

COMMERCIAL LENDING AND LEASING

In connection with the GE Capital Exit Plan, we announced the planned disposition of most of our CLL business and classified this portion of the business as discontinued operations. We closed substantially all of our CLL business dispositions in 2015 and 2016.

FINANCIAL INFORMATION FOR COMMERCIAL LENDING AND LEASING

(In millions)	2016	2015	2014

Operations
Total revenues and other income	$1,732	$10,580	$13,413

Interest	$(518)	$(2,365)	$(3,069)
Selling, general and administrative expenses	(1,585)	(3,576)	(3,598)
Cost of services sold	-	(1,735)	(3,859)
Provision for losses on financing receivables	(2)	(1,753)	(456)
Other costs and expenses	(89)	(127)	(135)
Earnings (loss) from discontinued operations, before income taxes	(463)	1,024	2,296
Benefit (provision) for income taxes	319	(186)	(487)
Earnings (loss) from discontinued operations, net of taxes	$(144)	$838	$1,808

Disposals
Gain (loss) on disposals before income taxes	$(971)	$(8,013)	$-
Benefit (provision) for income taxes	43	(698)	-
Gain (loss) on disposals, net of taxes	$(928)	$(8,711)	$-

Earnings (loss) from discontinued operations, net of taxes(a)	$(1,072)	$(7,873)	$1,808

(a)
Earnings (loss) from discontinued operations attributable to the Company, before income taxes, was $(1,436) million, $(6,996) million, and $2,279 million for the years ended December 31, 2016, 2015, and 2014, respectively.

GE 2016 FORM 10-K 151

REAL ESTATE

In connection with the GE Capital Exit Plan, we announced the planned disposition of our Real Estate business and classified the business as discontinued operations. We closed substantially all of our Real Estate business dispositions in 2015 and 2016.

FINANCIAL INFORMATION FOR REAL ESTATE

(In millions)	2016	2015	2014

Operations
Total revenues and other income	$79	$911	$2,969

Interest	$(42)	$(457)	$(1,079)
Selling, general and administrative	(112)	(444)	(484)
Cost of services sold	-	(5)	-
Provision for losses on financing receivables	-	5	86
Other costs and expenses	(3)	(158)	(712)
Earnings (loss) from discontinued operations,
before income taxes	(78)	(149)	780
Benefit (provision) for income taxes	70	168	224
Earnings (loss) from discontinued operations, net of taxes	$(8)	$19	$1,003

Disposals
Gain (loss) on disposals before income taxes	$(52)	$(1,338)	$-
Benefit (provision) for income taxes	62	(639)	-
Gain (loss) on disposals, net of taxes	$10	$(1,977)	$-

Earnings (loss) from discontinued operations, net of taxes(a)	$2	$(1,958)	$1,003

(a)
Earnings (loss) from discontinued operations attributable to the Company, before income taxes, was $(130) million, $(1,486) million, and $778 million for the years ended December 31, 2016, 2015, and 2014, respectively.

GE 2016 FORM 10-K 152

NOTE 3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale and comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations. We do not have any securities classified as held-to-maturity.

	2016				2015
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
December 31 (In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

GE
Debt
U.S. corporate	$1	$-	$-	$2	$2	$-	$-	$3
Corporate – non-U.S.	-	-	-	-	1	-	-	1
U.S. government and federal
agency	49	-	-	49	49	-	-	49
Equity	54	34	(1)	86	87	13	(2)	98
	104	34	(1)	137	139	14	(2)	151

GE Capital
Debt
U.S. corporate	20,048	3,081	(85)	23,044	19,971	2,669	(285)	22,355
State and municipal	3,916	412	(92)	4,236	3,910	407	(73)	4,245
Mortgage and asset-backed	2,787	111	(37)	2,861	2,995	157	(35)	3,116
Corporate – non-U.S.	11,917	98	(27)	11,987	759	96	(9)	846
Government – non-U.S.	1,137	127	(2)	1,262	279	136	-	415
U.S. government and federal
agency	656	33	(25)	664	623	104	-	727
Equity	105	22	(1)	126	112	16	(4)	123
	40,565	3,883	(268)	44,180	28,648	3,585	(407)	31,827

Eliminations	(4)	-	-	(4)	(4)	-	-	(4)
Total	$40,665	$3,917	$(269)	$44,313	$28,783	$3,599	$(409)	$31,973

Our corporate debt portfolio comprises securities issued by public and private corporations in various industries, mainly in the U.S. Substantially all of our corporate debt securities are rated investment grade by the major rating agencies.

Mortgage and asset-backed securities substantially comprises commercial and residential mortgage-backed securities. Substantially all of these securities have investment-grade credit ratings. Our commercial mortgage-backed securities (CMBS) portfolio is collateralized by both diversified pools of mortgages that were originated for securitization (conduit CMBS) and pools of large loans backed by high-quality properties (large loan CMBS). Our residential mortgage-backed securities (RMBS) portfolio is collateralized primarily by pools of individual, direct mortgage loans, of which substantially all are in a senior position in the capital structure of the deals, not by other structured products such as collateralized debt obligations.

The fair value of investment securities increased to $44,313 million at December 31, 2016, from $31,973 million at December 31, 2015, primarily due to higher net purchases of Corporate – non-U.S. debt securities and higher net unrealized gains in U.S. Corporate.

GE 2016 FORM 10-K 153

ESTIMATED FAIR VALUE AND GROSS UNREALIZED LOSSES OF AVAILABLE-FOR-SALE INVESTMENT SECURITIES

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
(In millions)	fair value(a)	losses(a)	fair value	losses

December 31, 2016
Debt
U.S. corporate	$1,692	$(55)	$359	$(30)
State and municipal	674	(27)	158	(64)
Mortgage and asset-backed	822	(21)	132	(16)
Corporate – non-U.S.	5,352	(26)	14	(1)
Government - non-U.S.	313	(2)	-	-
U.S. government and federal agency	236	(25)	-	-
Equity	9	(1)	-	-
Total	$9,098	$(157)	$663	$(111)

December 31, 2015
Debt
U.S. corporate	$2,966	$(218)	$433	$(67)
State and municipal	494	(20)	155	(53)
Mortgage and asset-backed	719	(20)	84	(16)
Corporate – non-U.S.	56	(4)	14	(4)
Equity	36	(6)	-	-
Total	$4,273	$(269)	$686	$(140)

(a)	Includes the estimated fair value of and gross unrealized losses on equity securities held by GE.

Unrealized losses are not indicative of the amount of credit loss that would be recognized and at December 31, 2016 are primarily due to increases in market yields subsequent to our purchase of the securities. We presently do not intend to sell the vast majority of our debt securities that are in unrealized loss positions and believe that it is not more likely than not that we will be required to sell the vast majority of these securities before anticipated recovery of our amortized cost. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during 2016 have not changed.

PRE-TAX, OTHER-THAN-TEMPORARY IMPAIRMENTS ON INVESTMENT SECURITIES

(In millions)	2016	2015	2014

Total recognized	$31	$64	$316
Recognized in AOCI	-	-	(4)
Recognized in earnings(a)	$31	$64	$312

(a)	Included equity securities of $11 million, $5 million and $219 million in 2016, 2015 and 2014, respectively.

CONTRACTUAL MATURITIES OF INVESTMENT IN AVAILABLE-FOR-SALE DEBT SECURITIES
(EXCLUDING MORTGAGE AND ASSET-BACKED SECURITIES)

	Amortized	Estimated
(In millions)	cost	fair value

Due
Within one year	$7,139	$7,148
After one year through five years	7,947	8,124
After five years through ten years	4,996	5,410
After ten years	17,641	20,562

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

GE 2016 FORM 10-K 154

GROSS REALIZED GAINS AND LOSSES ON AVAILABLE-FOR-SALE INVESTMENT SECURITIES

(In millions)	2016	2015	2014

GE
Gains	$11	$7	$3
Losses, including impairments	(12)	(36)	(218)
Net	(2)	(29)	(215)

GE Capital
Gains	50	121	87
Losses, including impairments	(43)	(51)	(104)
Net	7	70	(16)
Total	$6	$41	$(231)

Although we generally do not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements and the funding of claims and obligations to policyholders.

Proceeds from investment securities sales and early redemptions by issuers totaled $1,718 million, $5,746 million, and $1,898 million for the years ended December 31, 2016, 2015, and 2014, respectively.  In 2016 and 2015, investment securities sales were principally of U.S. government and federal agency and mortgage and asset-backed securities.

NOTE 4. CURRENT RECEIVABLES

	Consolidated(a)(b)		GE(c)
December 31 (In millions)	2016	2015	2016	2015

Power	$7,688	$6,675	$3,632	$4,377
Renewable Energy	1,903	2,336	1,293	1,418
Oil & Gas	4,259	4,958	2,478	2,764
Energy Connections & Lighting	2,716	4,432	1,675	2,173
Aviation	3,542	4,133	1,731	1,876
Healthcare	3,996	4,022	2,068	1,943
Transportation	377	609	186	193
Corporate items and eliminations	454	372	499	464
	24,935	27,538	13,562	15,209
Less Allowance for Losses(d)	(858)	(515)	(847)	(502)
Total	$24,076	$27,022	$12,715	$14,707

(a)
Included GE industrial customer receivables sold to a GE Capital affiliate and reported as financing receivables by GE Capital of $12,304 million and $13,041 million at December 31, 2016 and 2015, respectively. The December 31, 2016 total included a deferred purchase price receivable of $483 million from the refinancing of our Receivables Facility described in Note 22.

(b)
In order to manage credit exposure, the Company sells additional current receivables to third parties outside the Receivables Facility described in Note 22. In connection with certain of these sales, we provide servicing activities and limited recourse to the purchasers. At December 31, 2016 and 2015, GE serviced $2,962 million and $2,167 million, respectively, of these receivables that remain outstanding. Of these balances, $458 million and $378 million at December 31, 2016 and 2015, respectively, were current receivables serviced by GE Capital that GE sold directly to third-parties. At December 31, 2016 and 2015, our maximum exposure to loss under the limited recourse arrangements is $215 million and $154 million, respectively.

(c)
GE current receivables of $299 million and $251 million at December 31, 2016 and 2015, respectively, arose from sales, principally of Aviation goods and services, on open account to various agencies of the U.S. government. As a percentage of GE revenues, approximately 3% of GE sales of goods and services were to the U.S. government in 2016, compared with 4% in 2015 and 3% in 2014.

(d)	The 2016 increase in allowance for losses is primarily due to Alstom purchase price adjustments of $263 million.

GE current receivables balances at December 31, 2016 and 2015, before allowance for losses, included $8,927 million and $10,535 million, respectively, from sales of goods and services to customers. The remainder of the balances primarily relates to supplier advances, revenue sharing programs and other non-income based tax receivables.

GE 2016 FORM 10-K 155

NOTE 5. INVENTORIES

December 31 (In millions)	2016	2015

Raw materials and work in process	$12,636	$13,415
Finished goods	8,798	8,265
Unbilled shipments	536	628
	21,971	22,308
Revaluation to LIFO	383	207
Total inventories	$22,354	$22,515

NOTE 6. GE CAPITAL FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

FINANCING RECEIVABLES – NET

December 31 (In millions)	2016	2015

Loans, net of deferred income	$21,101	$20,115
Investment in financing leases, net of deferred income	4,998	4,969
	26,099	25,084
Allowance for losses	(58)	(81)
Financing receivables – net	$26,041	$25,003

NET INVESTMENT IN FINANCING LEASES

	Total financing leases		Direct financing leases(a)		Leveraged leases(b)
December 31 (In millions)	2016	2015	2016	2015	2016	2015

Total minimum lease payments receivable	$5,466	$5,901	$3,274	$3,251	$2,191	$2,649
Less principal and interest on third-party non-recourse debt	(1,053)	(1,482)	-	-	(1,053)	(1,482)
Net rentals receivable	4,412	4,419	3,274	3,251	1,138	1,167
Estimated unguaranteed residual value of leased assets	1,985	2,057	927	928	1,058	1,129
Less deferred income	(1,400)	(1,507)	(909)	(913)	(491)	(593)
Investment in financing leases, net of deferred income(c)	$4,998	$4,969	$3,292	$3,266	$1,706	$1,703

(a)	Included $30 million and $24 million of initial direct costs on direct financing leases at December 31, 2016 and 2015, respectively.
(b)
Included pre-tax income of $74 million and $61 million and income tax of $28 million and $23 million during 2016 and 2015, respectively. Net investment credits recognized on leveraged leases during 2016 and 2015 were insignificant.

(c) See Note 14 for deferred tax amounts related to financing leases.

CONTRACTUAL MATURITIES

	Total	Net rentals
(In millions)	loans	receivable

Due in
2017	$12,853	$851
2018	1,718	845
2019	2,327	685
2020	1,149	528
2021	1,114	398
2022 and later	1,940	1,106
Total	$21,101	$4,412

We expect actual maturities to differ from contractual maturities.
GE 2016 FORM 10-K 156

We manage our financing receivables portfolio using delinquency and nonaccrual data as key performance indicators. At December 31, 2016, $811 million (3.1%), $407 million (1.6%) and $322 million (1.2%) of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively. Of the $322 million of nonaccrual financing receivables at December 31, 2016, the vast majority are secured by collateral and $68 million are currently paying in accordance with the contractual terms. At December 31, 2015, $622 million (2.5%), $201 million (0.8%) and $256 million (1.0%) of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively.

The recorded investment in impaired loans at December 31, 2016 and December 31, 2015 was $262 million and $175 million, respectively. The method used to measure impairment for these loans is primarily based on collateral value. At December 31, 2016, troubled debt restructurings included in impaired loans were $176 million.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	Depreciable
	lives-new		Original Cost		Net Carrying Value
December 31 (Dollars in millions)	(in years)		2016	2015	2016	2015

GE
Land and improvements	8	(a)	$932	$888	$910	$870
Buildings, structures and related equipment	8-40		9,680	10,050	6,016	5,440
Machinery and equipment	4-20		24,596	24,515	9,369	9,986
Leasehold costs and manufacturing plant under construction	1-10		3,407	4,359	2,809	3,849
			38,615	39,812	19,103	20,145

GE Capital(b)
Land and improvements, buildings, structures and related equipment	1-10	(a)	238	267	68	101
Equipment leased to others
Aircraft(c)	15-20		47,360	50,339	31,786	34,316
All other	3-35		587	543	371	364
			48,185	51,149	32,225	34,781
Eliminations			(925)	(939)	(809)	(831)
Total			$85,875	$90,022	$50,518	$54,095

(a)	Depreciable lives exclude land.
(b)	Included $1,457 million and $1,024 million of original cost of assets leased to GE with accumulated amortization of $147 million and $83 million at December 31, 2016 and 2015, respectively.
(c)
The GECAS business of GE Capital recognized impairment losses of $99 million and $168 million in 2016 and 2015, respectively. These losses are recorded in the caption "Cost of services sold" in the Statement of Earnings to reflect adjustments to fair value based on management's best estimates, which are benchmarked against third-party appraiser current market values for aircraft of similar type and age.

Consolidated depreciation and amortization related to property, plant and equipment was $4,997 million, $4,847 million and $4,953 million in 2016, 2015 and 2014, respectively. Amortization of GE Capital equipment leased to others was $2,231 million, $2,266 million and $2,386 million in 2016, 2015 and 2014, respectively.

Noncancellable future rentals due from customers for equipment on operating leases at December 31, 2016, are as follows:

(In millions)

Due in
2017	$3,684
2018	3,307
2019	2,912
2020	2,575
2021	2,144
2022 and later	6,338
Total	$20,961

GE 2016 FORM 10-K 157

NOTE 8. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

ACQUISITIONS

In the fourth quarter of 2016, we acquired two European 3-D printing companies in our Aviation segment. On November 17, 2016, we acquired an additional 61.9% of the shares of Arcam AB, a Swedish company specializing in electron beam melting systems, for $422 million to bring our total ownership stake to 76.2%. Upon gaining control, we fair valued the business including our previously held 14.3% equity interest. The preliminary purchase price allocation resulted in goodwill of approximately of $495 million and amortizable intangible assets of approximately $95 million. On December 8, 2016, we acquired 75% of Concept Laser GmbH, a German company specializing in powder-bed based laser metal printing, for $573 million. GE holds a call option on the 25% noncontrolling interest that is exercisable for a one-year period beginning on the third anniversary of the acquisition date. The non-controlling interest holds a put option that is exercisable for a one-year period beginning on the fifth anniversary of the closing date. The preliminary purchase price allocation resulted in goodwill of approximately of $550 million and amortizable intangible assets of approximately $170 million. The allocation of purchase prices will be finalized upon completion of post-closing procedures.

On November 9, 2016, we acquired the remaining 89% of Bit Stew, a software company specializing in gathering data from connected devices in complex industrial systems to help companies plan predictive maintenance and optimize productivity, for $129 million. Upon gaining control, we fair valued the business including our previously held 11% equity interest. The preliminary purchase price allocation resulted in goodwill of approximately $110 million and amortizable intangible assets of approximately $50 million. The allocation of the purchase price will be finalized upon completion of post-closing procedures.

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

On September 14, 2016, we acquired the remaining 74% of the software developer Meridium Inc. for $370 million. Upon gaining control, we fair valued the business including our previously held 26% equity interest. The preliminary purchase price allocation resulted in goodwill of approximately $350 million and amortizable intangible assets of approximately $165 million. The allocation of the purchase price will be finalized upon completion of post-closing procedures.

On May 10, 2016, we announced the pending acquisition of the heat recovery steam generator (HRSG) business from Doosan Engineering & Construction (Doosan) for $250 million.  On August 16, 2016, we acquired 80% of the HRSG business for approximately $220 million. The remaining 20% of the HRSG business continues to be subject to local regulatory requirements and we expect a staggered close beginning in the first quarter of 2017 through the first half of 2017. The preliminary purchase price allocation resulted in goodwill of approximately $170 million and amortizable intangible assets of approximately $35 million. The allocation of the purchase price will be finalized upon completion of post-closing procedures.

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

GE 2016 FORM 10-K 158

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

ALSTOM ACQUISITION ACCOUNTING UPDATE

The total consideration for the acquired businesses, at the time of close in November 2015 included our purchase price of $10,124 million (net of cash acquired) and a preliminary valuation of noncontrolling interests, of approximately $3,600 million for a total of approximately $13,700 million. In the fourth quarter of 2015, the preliminary allocation of purchase price resulted in goodwill, intangible assets and unfavorable customer contract liabilities of approximately $13,500 million, $5,200 million, and $1,100 million respectively. The amount of goodwill recognized compared with identifiable intangible assets is affected by estimated GE-specific synergies, which are not permitted to be included in the measurement of identifiable intangibles. Such synergies include additional revenue from cross-selling complementary product lines. The preliminary fair value of the associated noncontrolling interests consisted of approximately $2,900 million for Alstom's redeemable noncontrolling interests in the three joint ventures (presented separately from total equity in the consolidated statement of financial position) and $700 million for all other noncontrolling interests.

Through the fourth quarter of 2016, we adjusted the preliminary allocation of purchase price, which has now resulted in goodwill, intangible assets, and unfavorable customer contract liabilities, of $17,304 million, $4,370 million, and $2,720 million, respectively as of the acquisition date. These adjustments, which are necessary to reflect acquired assets and liabilities of the acquired businesses at fair value, reflected revisions in 2016, primarily related to cash flow and other valuation assumptions for customer contracts, increases to legal reserves, and other fair value adjustments related to acquired assets and liabilities. The approximate amounts of significant purchase accounting adjustments recorded since the date of acquisition include a reduction in the book value of assets sold to Ansaldo of $405 million, adjustments to the fair value of derivative contracts of $335 million, decreases in inventory balances of $130 million, increases to legal reserves of $990 million, a reduction in the book value of aged accounts receivable of $175 million and other project related costs such as warranty provisions and liquidating damages of $665 million. In addition, the fair value of all other noncontrolling interests decreased by $55 million.

See Note 23 for further information about legal reserves for Alstom legacy matters.

In addition to purchase price allocation based on the fair value of acquired assets and liabilities, other adjustments were necessary to reflect differences between IFRS and GAAP, as applied to differences in facts and circumstances between those businesses as part of Alstom and as part of GE post acquisition. The table below presents consideration paid, amounts of assets acquired and liabilities assumed as of the acquisition date, inclusive of the purchase accounting adjustments and IFRS to GAAP adjustments recorded as of December 31, 2016, and the fair value of the non-controlling interest.
GE 2016 FORM 10-K 159

ASSETS ACQUIRED AND LIABILITIES ASSUMED AT THE ACQUISITION DATE

Balance at
(In millions)	December 31, 2016

Assets
Cash and equivalents	$1,766
Current receivables	4,064
Inventories	4,663
Property, plant and equipment	2,782
Goodwill	17,304
Other intangible assets	4,370
All other assets, net(a)	3,673
Total Assets	$38,622

Liabilities
Accounts payable	$1,908
Progress collections	2,919
Accrued contract liabilities	10,714
All other liabilities(b)	7,658
Total Liabilities	$23,199

Redeemable noncontrolling interests	2,921

Noncontrolling interest	612

Total purchase price	11,890
Less cash acquired	1,766
Total purchase price, net of cash acquired	$10,124

(a)
Included approximately $156 million of net deferred tax assets, including approximately $52 million of non-U.S. loss carry forwards net of valuation allowances and offsetting liabilities for unrecognized benefits. Also included approximately $76 million of indemnification receivables for liabilities for unrecognized income tax benefits and other tax uncertainties.

(b)	Included approximately $859 million of liabilities for unrecognized income tax benefits and other uncertain taxes and approximately $772 million of pension and other employee related costs.

GOODWILL

CHANGES IN GOODWILL BALANCES

	2016				2015
			Dispositions,				Dispositions,
			currency				currency
	Balance at		exchange	Balance at	Balance at		exchange	Balance at
(In millions)	January 1	Acquisitions	and other	December 31	January 1	Acquisitions	and other	December 31

Power	$16,736	$3,347	$(268)	$19,816	$7,769	$9,582	$(615)	$16,736
Renewable Energy	2,580	(46)	(27)	2,507	984	1,631	(35)	2,580
Oil & Gas	10,594	-	(231)	10,363	10,572	22	-	10,594
Aviation	8,567	1,045	(158)	9,455	8,952	-	(385)	8,567
Healthcare	17,353	191	(120)	17,424	17,532	11	(190)	17,353
Transportation	851	41	6	899	887	-	(36)	851
Energy Connections & Lighting	6,441	846	(420)	6,868	4,796	2,314	(669)	6,441
Capital	2,370	-	(1)	2,368	1,680	728	(37)	2,370
Corporate	34	487	218	739	34	-	-	34
Total	$65,526	$5,911	$(1,000)	$70,438	$53,207	$14,287	$(1,968)	$65,526

Goodwill balances increased by $4,912 million in 2016, primarily as a result of the Alstom acquisition purchase accounting adjustments and other acquisitions, partially offset by currency exchange effects of a stronger U.S. dollar against other major currencies.

Goodwill balances increased $12,319 million in 2015, primarily as a result of the Alstom and Milestone Aviation acquisitions, partially offset by currency exchange effects of the stronger U.S. dollar and disposals.

GE 2016 FORM 10-K 160

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

While all of our reporting units passed step one of our annual impairment testing in 2016, we identified four reporting units for which the fair value was not substantially in excess of its carrying value. Due to the continuation of depressed oil and natural gas prices, the fair value of our Energy Financial Services reporting unit, within our Capital operating segment, continues to be impacted and was in excess of its carrying value by approximately 2%. Based on the results of the step one testing, we further substantiated our Energy Financial Services goodwill balance by performing the second step analysis in which the implied fair value of goodwill exceeded its carrying value by approximately $670 million. We continued to monitor the volatility in the oil and gas environment during the fourth quarter and updated our analysis using data as of October 1, 2016. This analysis indicated that the fair value of our Energy Financial Services reporting unit was significantly in excess of its carrying value. The improvement in fair value over its carrying value was driven by higher forecasted investment and return performance, reflecting stabilization in the commodities markets. The estimated fair value of the Energy Financial Services reporting unit is based on a number of assumptions about future business performance and investment, including the performance of our renewable investment portfolio and the expected proceeds and timing of non-strategic investment divestitures. While all reporting units within our Oil & Gas operating segment are significantly in excess of their carrying value, the business continues to experience declines in orders, project commencement delays and pricing pressures, which affect their fair value. While the goodwill of the Energy Financial Services and Oil & Gas reporting units are not currently impaired, we will continue to monitor the oil & gas industry and the impact it may have on these businesses.

In addition, due to a decline in order growth and an increase in the order-to-cash cycle, the fair value of the Power Conversion reporting unit, within our Energy Connections operating segment, was impacted and was in excess of its carrying value by approximately 9%. Due to continued decline in order growth and increase to the order-to-cash cycle, we performed an impairment test in the fourth quarter using data as of December 1, 2016, which resulted in the fair value of our Power Conversion reporting unit to be in excess of its carrying value by approximately 8%. The goodwill associated with our Power Conversion reporting unit was $987 million at December 31, 2016, representing approximately 1% of our total goodwill. While the goodwill of the reporting unit is not currently impaired, there could be an impairment in the future as a result of changes in certain assumptions.  For example, the reporting unit's fair value could be adversely affected and result in an impairment of goodwill if actual cash flows are below estimated cash flows, the estimated cash flows are discounted at a higher risk-adjusted rate or market multiples decrease.

GE 2016 FORM 10-K 161

Finally, two reporting unit fair values were impacted as a result of the Alstom transaction. Subsequent to the close of the acquisition of Alstom, we formed two new reporting units, Grid Solutions and Hydro. The Alstom Grid business was combined with our Digital Energy business, within our Energy Connections operating segment, to create the new Grid Solutions reporting unit and the Alstom Hydro business is a newly created reporting unit within our Renewable Energy operating segment. Since fair values equaled carrying value at the time of acquisition, this caused the fair values of these reporting units not to be significantly in excess of their carrying values. As the fair values of these reporting units are not significantly in excess of their carrying values, we performed impairment tests in the fourth quarter using data as of December 1, 2016, which resulted in the fair value of the Hydro reporting unit approximating its carrying value and the excess of fair value over carrying value of the Grid Solutions reporting unit being approximately 3%. The goodwill associated with our Hydro and Grid Solutions reporting units was $899 million and $4,405 million, respectively, representing approximately 1% and 6% of our total goodwill at December 31, 2016. While the goodwill of these reporting units are not currently impaired, there could be an impairment in the future as a result of changes in certain assumptions. For example, the fair value of these reporting units could be adversely affected and result in impairments of goodwill if expected synergies of the acquisition with Alstom are not realized or if the reporting units were not able to execute on customer opportunities, the estimated cash flows are discounted at a higher risk-adjusted rate or market multiples decrease.

As of December 31, 2016, we believe that the goodwill is recoverable for all of the reporting units; however, there can be no assurances that the goodwill will not be impaired in future periods.

In 2015, we identified one reporting unit for which the fair value was not substantially in excess of its carrying value. Due to the sharp decline experienced in oil prices and the prospect of a continuation of prevailing oil prices, the fair value of our Energy Financial Services reporting unit, within our Capital operating segment, had been affected and was in excess of its carrying value by approximately 13%. Due to the continued decline in oil prices, we performed an impairment test in the fourth quarter using data as of December 31, 2015, which resulted in the fair value of our Energy Financial Services reporting unit being in excess of its carrying value by approximately 12%. In the current year, the fair value of the Energy Financial Services reporting unit continues to be impacted by the market conditions within the oil & gas industry as discussed above.

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

OTHER INTANGIBLE ASSETS

OTHER INTANGIBLE ASSETS - NET

December 31 (In millions)	2016	2015

Intangible assets subject to amortization	$16,336	$17,688
Indefinite-lived intangible assets(a)	100	109
Total	$16,436	$17,797

(a)	Indefinite-lived intangible assets principally comprise trademarks and in-process research and development.

GE 2016 FORM 10-K 162

INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

	2016			2015
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
December 31 (In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$9,172	$(2,408)	$6,764	$9,758	$(2,113)	$7,645
Patents and technology	8,693	(3,325)	5,368	8,543	(3,096)	5,447
Capitalized software	7,652	(4,538)	3,114	7,375	(4,136)	3,239
Trademarks	1,165	(307)	858	1,337	(282)	1,055
Lease valuations	143	(59)	84	167	(22)	145
Present value of future profits(a)	684	(684)	-	651	(651)	-
All other	273	(124)	149	267	(108)	159
Total	$27,781	$(11,444)	$16,336	$28,098	$(10,408)	$17,688

(a)
Balances at December 31, 2016 and 2015 reflect adjustments of $241 million and $266 million, respectively, to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.

GE amortization expense related to intangible assets subject to amortization was $1,704 million, $1,505 million and $1,386 million in 2016, 2015 and 2014, respectively. GE Capital amortization expense related to intangible assets subject to amortization was $131 million, $148 million and $84 million in 2016, 2015 and 2014, respectively. Estimated GE Consolidated annual pre-tax amortization for intangible assets over the next five calendar years follows.

ESTIMATED 5 YEAR CONSOLIDATED AMORTIZATION

(In millions)	2017	2018	2019	2020	2021

Estimated annual pre-tax amortization	$2,058	$1,947	$1,846	$1,666	$1,519

During 2016 we recorded additions to intangible assets subject to amortization of $2,313 million. The components of finite-lived intangible assets acquired during 2016 and their respective weighted-average amortizable periods follow.

COMPONENTS OF FINITE-LIVED INTANGIBLE ASSETS ACQUIRED DURING 2016

		Weighted-average
	Gross	amortizable period
(In millions)	carrying value	(in years)

Customer-related	$387	15.3
Patents and technology	804	12.4
Capitalized software	1,107	5.0
Trademarks	11	7.2
All other	3	3.0

GE 2016 FORM 10-K 163

NOTE 9. CONTRACT ASSETS AND ALL OTHER ASSETS

December 31 (In millions)	2016	2015

GE
Revenue in excess of billings
Long-term product service agreements(a)	$12,752	$10,346
Long-term equipment contract revenue(b)	5,859	5,645
Total revenue in excess of billings	18,611	15,991

Deferred inventory costs(c)	3,349	2,328
Non-recurring engineering costs(d)	2,185	1,790
Other	1,018	1,048
Contract assets	$25,162	$21,156

(a)	Long-term product service agreement balances are presented net of related billings in excess of revenues of $3,750 million and $2,602 million at December 31, 2016 and 2015, respectively.
(b)	Reflects revenues earned in excess of billings on our long-term contracts to construct technically complex equipment (such as gas power systems).
(c)
Represents cost deferral for shipped goods (such as components for wind turbine assembly within our Renewable Energy segment) and other costs for which the criteria for revenue recognition has not yet been met.

(d)
Included costs incurred prior to production (e.g., requisition engineering) for long-term equipment production contracts, primarily within our Aviation segment, which are allocated ratably to each unit produced.

Contract assets increased $4,006 million in 2016, which was primarily driven by a change in estimated profitability within our long-term product service agreements resulting in an adjustment of $2,216 million, as well as an increase in deferred inventory costs.

December 31 (In millions)	2016	2015

GE
Investments
Associated companies	$3,574	$3,582
Other	631	644
	4,205	4,226
Long-term receivables, including notes	2,433	2,310
Derivative instruments	313	733
Other(a)	5,055	5,544
	12,007	12,813
GE Capital
Investments
Associated companies	8,124	8,373
Assets held for sale(b)	2,361	857
Time deposits(c)	-	10,386
Other	122	97
	10,607	19,713
Derivative instruments	32	549
Advances to suppliers	1,632	1,809
Other(d)	2,337	3,010
	14,608	25,081
Eliminations	561	(1,097)
All Other Assets	$27,176	$36,797

(a)	Primarily included $3,320 million and $3,494 million of prepaid insurance, taxes and other expenses and $789 million and $1,030 million of deferred charges at December 31, 2016 and 2015, respectively.
(b)
Assets were classified as held for sale on the date a decision was made to dispose of them through sale or other means. At December 31, 2016 and 2015, such assets consisted primarily of loans, aircraft and equipment, and were accounted for at the lower of carrying amount or estimated fair value less costs to sell.

(c)	Balances at December 31, 2015 included $10,386 million of high quality interest bearing deposits with European branches of global banks, predominantly in the U.K., that matured in April 2016.
(d)
Balances at December 31, 2016 and 2015 included deferred acquisition cost adjustments of $558 million and $544 million, respectively, in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.

GE 2016 FORM 10-K 164

NOTE 10. BORROWINGS

December 31 (Dollars in millions)		2016		2015

Short-term borrowings		Amount	Average Rate(a)	Amount	Average Rate(a)
GE
Commercial paper		$1,500	0.60%	$500	0.15%
Current portion of long-term borrowings		17,109	3.16	17,770	2.10
Other		1,874		1,522
Total GE short-term borrowings(b)		20,482		19,792

GE Capital
Commercial paper
U.S.		5,002	0.59	650	0.46
Non-U.S.		-	-	4,351	0.01
Current portion of long-term borrowings(c)		6,517	1.64	24,969	4.28
Intercompany payable to GE(d)		11,696		17,642
Other		229		1,005
Total GE Capital short-term borrowings		23,443		48,617

Eliminations(d)		(13,212)		(18,549)
Total short-term borrowings		$30,714		$49,860

Long-term borrowings	Maturities	Amount	Average Rate(a)	Amount	Average Rate(a)
GE
Senior notes	2018-2054	$54,396	3.35%	$72,471	3.23%
Subordinated notes	2021-2037	2,768	3.73	2,940	3.68
Subordinated debentures(e)	2067	719	6.12	6,600	6.14
Other		928		1,298
Total GE long-term borrowings(b)		58,810		83,309

GE Capital
Senior notes	2018-2039	44,131	2.45	59,107	2.54
Subordinated notes		236		251	-
Intercompany payable to GE(d)		47,084		67,062
Other(c)		1,992		2,058
Total GE Capital long-term borrowings		93,443		128,478

Eliminations(d)		(47,173)		(67,128)
Total long-term borrowings		$105,080		$144,659
Non-recourse borrowings of
consolidated securitization entities(f)	2017-2018	$417	2.23%	$3,083	1.00%
Total borrowings		$136,210		$197,602

(a)	Based on year-end balances and year-end local currency effective interest rates, including the effects from hedging.
(b)	Excluding assumed debt of GE Capital, the total amount of GE borrowings was $20,512 million at December 31, 2016.
(c)
Included $2,665 million and $2,679 million of funding secured by aircraft and other collateral at December 31, 2016 and December 31, 2015, respectively, of which $1,419 million and $1,534 million is non-recourse to GE Capital at December 31, 2016 and December 31, 2015, respectively.

(d)
The amount of the intercompany payable to GE was $58,780 million as of December 31, 2016, which includes a reduction in the short-term intercompany payable to GE for a $(1,329) million loan which bears the right of offset against amounts owed under the assumed debt agreement. The remaining short-term loan balance was paid in January 2017.

(e)
Included $719 million and $2,587 million of subordinated debentures at December 31, 2016 and December 31, 2015, respectively, which constitute the sole assets of trusts that have issued trust preferred securities and where GE owns 100% of the common securities of the trusts. Obligations associated with these trusts are unconditionally guaranteed by GE.

(f)	Included $320 million and $918 million of current portion of long-term borrowings at December 31, 2016 and December 31, 2015, respectively. See Note 21.

GE 2016 FORM 10-K 165

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
On April 10, 2015, GE provided a full and unconditional guarantee on the payment of the principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GE Capital. $92,537 million of such debt was assumed by GE on December 2, 2015 upon its merger with GE Capital resulting in an intercompany payable to GE. At December 31, 2016, the amount of the intercompany payable to GE was $58,780 million, which includes a reduction in the short-term intercompany payable to GE for a $(1,329) million loan to GE which bears the right of offset against amounts owed under the assumed debt agreement. The remaining short-term loan balance was paid in January 2017. The Guarantee applies to approximately $47,476 million of GE Capital debt. Prior to the merger $35,999 million (representing $31,154 million of outstanding principal and $4,846 million of premium) of GE Capital debt was exchanged into a new GE Capital international entity, including $16,372 million, which matured on April 15, 2016.
See Notes 20 and 29 for additional information about borrowings and associated swaps.

Liquidity is affected by debt maturities and our ability to repay or refinance such debt. Long-term debt maturities over the next five years follow.

(In millions)	2017		2018	2019	2020	2021

GE(a)	$17,109		$7,899	$3,787	$6,996	$4,708
GE Capital	6,517	(b)	5,578	4,111	11,107	2,131

(a)
Included borrowings assumed by GE as part of the merger, for which GE has an offsetting amount due from GE Capital, of $13,024 million, $7,709 million, $3,729 million, $6,223 million and $4,672 million in 2017, 2018, 2019, 2020 and 2021, respectively.

(b)	Fixed and floating rate notes of $498 million contain put options with exercise dates in 2017, and which have final maturity beyond 2021.

GE 2016 FORM 10-K 166

NOTE 11. INVESTMENT CONTRACTS, INSURANCE LIABILITIES AND INSURANCE ANNUITY BENEFITS

Investment contracts, insurance liabilities and insurance annuity benefits comprise mainly obligations to annuitants and policyholders in our run-off insurance operations.

December 31 (In millions)	2016	2015

Life insurance benefits(a)	$18,741	$18,555
Investment contracts	2,813	2,955
Other(b)	4,992	4,646
	26,546	26,155
Eliminations	(460)	(463)
Total	$26,086	$25,692

(a)	Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 3.0% to 8.5% in both 2016 and 2015.
(b)	Substantially all unpaid claims and claims adjustment expenses and unearned premiums.

When insurance affiliates cede insurance risk to third parties, such as reinsurers, they are not relieved of their primary obligation to policyholders. When losses on ceded risks give rise to claims for recovery, we establish allowances for probable losses on such receivables from reinsurers as required. Reinsurance recoverables are included in the caption "Other receivables" on our Consolidated Statement of Financial Position, and amounted to $2,038 million and $1,880 million at December 31, 2016 and 2015, respectively.

We recognize reinsurance recoveries as a reduction of the Consolidated Statement of Earnings caption "Investment contracts, insurance losses and insurance annuity benefits." Reinsurance recoveries were $370 million, $351 million and $228 million in 2016, 2015 and 2014, respectively.

NOTE 12. POSTRETIREMENT BENEFIT PLANS

ABOUT OUR PLANS

We sponsor a number of pension plans, including our two principal pension plans for certain U.S. employees as well as other affiliate pension plans. Our principal pension plans, the GE Pension Plan and the GE Supplementary Pension Plan, are discussed below. A summary of other postretirement plans is also provided.

The GE Pension Plan is a defined benefit plan that covers 238,000 retirees and beneficiaries, 168,000 vested former employees and 61,000 active employees. This plan is closed to new participants. The GE Supplementary Pension Plan is an unfunded plan that provides supplementary benefits to higher-level, longer-service employees. The GE Supplementary Pension Plan annuity benefit is closed to new participants and has been replaced by an installment benefit. We use a December 31 measurement date for these plans.

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

GE 2016 FORM 10-K 167

THE COST OF OUR PLANS

The amount we report in our earnings as pension cost consists of the following components:

•	Service cost – the cost of benefits earned by active employees who participate in the plan.
•	Prior service cost amortization – the cost of changes to our benefits plans (plan amendments) related to prior service performed.
•	Expected return on plan assets – the return we expect to earn on plan investments used to pay future benefits.
•	Interest cost – the accrual of interest on the pension obligations due to the passage of time.
•
Net actuarial loss (gain) amortization – differences between our estimates, (for example, discount rate, expected return on plan assets) and our actual experience which are initially recorded in equity and amortized into earnings.

•
Curtailment loss – earnings effects of amounts previously deferred which have been accelerated because of an event that shortens future service or eliminates benefits (for example, a sale of a business).

Pension cost components follow.

COST OF PENSION PLANS

	Principal pension plans
(In millions)	2016	2015	2014

Service cost for benefits earned	$1,237	$1,424	$1,205
Prior service cost amortization	303	205	214
Expected return on plan assets	(3,336)	(3,302)	(3,190)
Interest cost on benefit obligations	2,939	2,778	2,745
Net actuarial loss amortization	2,449	3,288	2,565
Curtailment loss	31	105	65
Pension cost	$3,623	$4,498	$3,604

ASSUMPTIONS USED IN PENSION CALCULATIONS

Accounting requirements necessitate the use of assumptions to reflect the uncertainties and the length of time over which the pension obligations will be paid. The actual amount of future benefit payments will depend upon when participants retire, the amount of their benefit at retirement and how long they live. To reflect the obligations in today's dollars, we discount the future payments using a rate that matches the time frame over which the payments will be made. We also need to assume a long-term rate of return that will be earned on investments used to fund these payments.

The assumptions used to measure our pension benefit obligations follow.

ASSUMPTIONS USED TO MEASURE PENSION BENEFIT OBLIGATIONS
	Principal pension plans
December 31	2016	2015	2014

Discount rate	4.11%	4.38%	4.02%
Compensation increases	3.80	3.80	4.10

The discount rate used to measure the pension obligations at the end of the year is also used to measure pension cost in the following year. The assumptions used to measure pension cost follow.

ASSUMPTIONS USED TO MEASURE PENSION COST
	Principal pension plans
December 31	2016	2015	2014

Discount rate	4.38%	4.02%	4.85%
Expected return on assets	7.50	7.50	7.50

GE 2016 FORM 10-K 168

We evaluate these assumptions annually. We evaluate other assumptions periodically, such as retirement age, mortality and turnover, and update them as necessary to reflect our actual experience and expectations for the future.

We determine the discount rate using the weighted-average yields on high-quality fixed-income securities that have maturities consistent with the timing of benefit payments. Lower discount rates increase the size of the benefit obligation and pension expense in the following year; higher discount rates reduce the size of the benefit obligation and subsequent-year pension expense.

The expected return on plan assets is the estimated long-term rate of return that will be earned on the investments used to fund the pension obligations. To determine this rate, we consider the current and target composition of plan investments, our historical returns earned, and our expectations about the future.

The compensation assumption is used to estimate the annual rate at which pay of plan participants will grow. If the rate of growth assumed increases, the size of the pension obligations will increase, as will the amount recorded in shareowners' equity and amortized to earnings in subsequent periods.

Further information about our pension assumptions, including a sensitivity analysis of certain assumptions, can be found in the Critical Accounting Estimates – Pension Assumptions within Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

FUNDED STATUS

	Principal pension plans
December 31 (in millions)	2016	2015

Projected benefit obligations	$71,501	$68,722
Fair value of plan assets	45,893	45,720
Underfunded	$25,608	$23,002

PROJECTED BENEFIT OBLIGATIONS (PBO)

	Principal pension plans
(In millions)	2016		2015

Balance at January 1	$68,722		$70,735
Service cost for benefits earned	1,237		1,424
Interest cost on benefit obligations	2,939		2,778
Participant contributions	115		155
Plan amendments	-		902
Actuarial loss (gain)	1,874	(a)	(4,017)	(b)
Benefits paid	(3,386)		(3,255)
Balance at December 31(c)	$71,501		$68,722

(a)	Principally associated with discount rate and mortality assumption changes.
(b)	Principally associated with discount rate changes.
(c)	The PBO for the GE Supplementary Pension Plan, which is an unfunded plan, was $6,531 million and $6,099 million at year-end 2016 and 2015, respectively.

GE 2016 FORM 10-K 169

THE COMPOSITION OF OUR PLAN ASSETS

The fair value of our pension plans' investments is presented below. The inputs and valuation techniques used to measure the fair value of these assets are described in Note 1 and have been applied consistently.

	Principal pension plans
December 31 (in millions)	2016	2015

Equity securities
U.S. equity securities(a)	$12,130	$12,447
Non-U.S. equity securities(a)	9,029	9,088
Debt securities
Fixed income and cash investment funds	4,897	3,252
U.S. corporate(b)	5,252	5,529
Other debt securities(c)	5,066	5,131
Private equities(a)	4,492	4,885
Real estate(a)	3,244	3,186
Other investments(d)	1,783	2,202
Total plan assets	$45,893	$45,720

(a)	Included direct investments and investment funds.
(b)	Primarily represented investment-grade bonds of U.S. issuers from diverse industries.
(c)	Primarily represented investments in residential and commercial mortgage-backed securities, non-U.S. corporate and government bonds and U.S. government, federal agency, state and municipal debt.

(d) Substantially all represented hedge fund investments and net unsettled transaction-related investment activity.

Plan assets valued using NAV as a practical expedient amounted to $16,894 million and $15,430 million as of December 31, 2016 and 2015, respectively. The percentages of plan assets valued using NAV by investment fund type for equity securities, fixed income and cash, and alternative investments were 12%, 8% and 17% as of December 31, 2016, respectively, and 10%, 7% and 17% as of December 31, 2015, respectively.

Those investments that were measured at fair value using practical expedient were excluded from the fair value hierarchy.  The practical expedient was not applied for investments with a fair value of $2,504 million and $2,492 million in 2016 and 2015, respectively and those investments were classified within Level 3. The remaining investments were substantially all considered Level 1 and 2.

FAIR VALUE OF PLAN ASSETS

	Principal pension plans
(In millions)	2016	2015

Balance at January 1	$45,720	$48,280
Actual gain on plan assets	2,892	307
Employer contributions	552	233
Participant contributions	115	155
Benefits paid	(3,386)	(3,255)
Balance at December 31	$45,893	$45,720

AMOUNTS INCLUDED IN SHAREOWNERS' EQUITY

Amounts included in shareowners' equity that will be amortized in future reporting periods follow.

	Principal pension plans
December 31 (in millions)	2016	2015

Prior service cost	$1,138	$1,473
Net actuarial loss	16,664	16,795
Total	$17,802	$18,268

In 2017, we estimate that we will amortize $295 million of prior service cost and $2,840 million of net actuarial loss from shareowners' equity into pension cost. Comparable amounts amortized in 2016 were $303 million and $2,449 million, respectively.

GE 2016 FORM 10-K 170

OTHER PENSION AND POSTRETIREMENT PLANS

We also administer other pension plans, including legacy plans that were part of acquisitions. Other pension plans in 2016 included 49 U.S. and non-U.S. pension plans with assets or obligations greater than $50 million. These other pension plans cover 60,000 retirees and beneficiaries, 59,000 vested former employees and 33,000 active employees. We also sponsor a number of postretirement health and life insurance benefit plans (retiree benefit plans). Principal retiree benefit plans cover approximately 187,000 retirees and dependents.

Summarized information about these plans follows.

COST OF BENEFIT PLANS

	Other pension plans			Principal retiree benefit plans
(In millions)	2016	2015	2014	2016	2015	2014

Benefit plan cost	$374	$373	$412	$115	$174	$789

FUNDED STATUS

			Principal retiree
	Other pension plans		benefit plans
December 31 (In millions)	2016	2015	2016	2015

Benefit obligations	$22,543	$21,618	$6,289	$6,757
Fair value of plan assets	17,091	17,368	575	695
Underfunded	$5,452	$4,250	$5,714	$6,062

AMOUNTS INCLUDED IN SHAREOWNERS' EQUITY

Amounts included in shareowners' equity that will be amortized in future reporting periods follow.
			Principal retiree
	Other pension plans		benefit plans
December 31 (In millions)	2016	2015	2016	2015

Prior service credit	$(88)	$(29)	$(2,975)	$(3,132)
Net actuarial loss (gain)	4,800	3,080	(682)	(464)
Total	$4,712	$3,051	$(3,657)	$(3,596)

In 2017, we estimate that we will amortize $5 million of prior service credit and $520 million of net actuarial loss for the other pension plans from shareowners' equity into pension cost. For principal retiree benefit plans, the estimated prior service credit and net actuarial gain to be amortized in 2017 will be $170 million and $80 million, respectively. Comparable amounts amortized in 2016, respectively, were $1 million of prior service credit and $256 million of net actuarial loss for the other pension plans and $164 million of prior service credit and $50 million of net actuarial gain for the principal retiree benefit plans.

OUR FUNDING POLICY

Our policy for funding the GE Pension Plan is to contribute amounts sufficient to meet minimum funding requirements under employee benefit and tax laws. We may decide to contribute additional amounts beyond this level. We made a contribution of $330 million to the GE Pension Plan in 2016. We did not make any contributions to the GE Pension Plan in 2015. We expect to contribute approximately $1,720 million to the GE Pension Plan in 2017.

We expect to pay approximately $250 million for benefit payments under our GE Supplementary Pension Plan and administrative expenses of our principal pension plans and expect to contribute approximately $910 million to other pension plans in 2017. In 2016, comparative amounts were $222 million and $795 million, respectively.

We fund retiree health benefits on a pay-as-you-go basis and the retiree life insurance trust at our discretion. We expect to contribute approximately $460 million in 2017 to fund such benefits. In 2016, we contributed $410 million for these plans.

See Note 29 for further information about our pension plans and principal retiree benefit plans.

GE 2016 FORM 10-K 171

NOTE 13. ALL OTHER LIABILITIES

This caption includes liabilities for various items including deferred income, interest on tax liabilities, unrecognized tax benefits, environmental remediation, legal reserves, asset retirement obligations, derivative instruments, product warranties and a variety of sundry items.

See Note 14 for further information on interest on tax liabilities and unrecognized tax benefits. See Notes 20 and 29 for further information on derivative instruments. See Note 23 for further information on environmental matters, legal reserves and product warranties.

NOTE 14. INCOME TAXES

GE and GE Capital file a consolidated U.S. federal income tax return. This enables GE and GE Capital to use tax deductions and credits of one member of the group to reduce the tax that otherwise would have been payable by another member of the group. The effective tax rate reflects the benefit of these tax reductions in the consolidated return. GE makes cash payments to GE Capital for tax reductions and GE Capital pays for tax increases at the time GE's tax payments are due.

Our businesses are subject to regulation under a wide variety of U.S. federal, state and foreign tax laws, regulations and policies. Changes to these laws or regulations may affect our tax liability, return on investments and business operations.

THE GE CAPITAL EXIT PLAN

In conjunction with the GE Capital Exit Plan, GE Capital significantly reduced its non-U.S. assets while continuing to operate appropriately capitalized non-U.S. businesses with substantial assets related to GE Capital's vertical financing businesses, including Energy Financial Services, GECAS and Healthcare Equipment Finance.  As a result of the GE Capital Exit Plan, GE Capital recognized a tax expense of $6,327 million in continuing operations during 2015. This primarily consisted of $3,548 million of tax expense related to the repatriation of excess foreign cash and the write-off of deferred tax assets of $2,779 million that will no longer be supported under this plan.

The repatriation of cash included approximately $10 billion of foreign earnings that, prior to the approval of the GE Capital Exit Plan, were indefinitely reinvested in GE Capital's international operations. GE Capital's indefinitely reinvested earnings were also reduced by charges recognized in connection with the disposition of international assets. The remainder of the indefinitely reinvested earnings will continue to be reinvested in the significant international base of assets that will remain after the GE Capital Exit Plan is fully executed. The write-off of deferred tax assets largely related to our Treasury operations in Ireland where it was no longer apparent that the tax benefits would be realized upon implementation of the GE Capital Exit Plan. These charges, which increased the 2015 Consolidated effective tax rate by 77.3 percentage points, are reported in the lines "Tax on global activities including exports", and "All other-net" in the Reconciliation of U.S. federal statutory income tax rate to actual income tax rate."

(BENEFIT) PROVISION FOR INCOME TAXES

(In millions)	2016	2015	2014

GE
Current tax expense (benefit)	$(140)	$3,307	$2,110
Deferred tax expense (benefit) from temporary differences	1,107	(1,800)	(476)
	967	1,506	1,634
GE Capital
Current tax expense (benefit)	(1,138)	2,796	(455)
Deferred tax expense (benefit) from temporary differences	(293)	2,183	(406)
	(1,431)	4,979	(861)
Consolidated
Current tax expense (benefit)	(1,278)	6,103	1,655
Deferred tax expense (benefit) from temporary differences	814	383	(882)
Total	$(464)	$6,485	$773

GE 2016 FORM 10-K 172

CONSOLIDATED EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

(In millions)	2016	2015	2014

U.S. earnings	$2,145	$(309)	$3,176
Non-U.S. earnings	6,885	8,495	7,087
Total	$9,030	$8,186	$10,263

CONSOLIDATED (BENEFIT) PROVISION FOR INCOME TAXES

(In millions)	2016	2015	2014

U.S. Federal
Current	$(2,646)	$1,549	$(122)
Deferred	(754)	492	261
Non - U.S.
Current	1,730	4,867	2,035
Deferred	1,239	(121)	(982)
Other	(33)	(302)	(419)
Total	$(464)	$6,485	$773

RECONCILIATION OF U.S. FEDERAL STATUTORY INCOME TAX RATE TO ACTUAL INCOME TAX RATE

	Consolidated			GE			GE Capital
	2016	2015	2014	2016	2015	2014	2016	2015	2014

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from
inclusion of after-tax earnings of GE Capital in
before-tax earnings of GE	-	-	-	4.5	82.4	(4.8)	-	-	-
Tax on global activities including exports	(23.7)	54.1	(17.7)	(20.8)	(52.8)	(12.0)	4.9	(224.5)	(72.0)
U.S. business credits(a)	(4.5)	(4.7)	(3.3)	(0.9)	(4.1)	(1.0)	15.7	9.2	(34.5)
All other – net(b)	(11.9)	(5.2)	(6.5)	(7.9)	(14.2)	(2.5)	14.7	(1.5)	(55.9)
	(40.1)	44.2	(27.5)	(25.1)	11.3	(20.3)	35.3	(216.8)	(162.4)
Actual income tax rate	(5.1)%	79.2%	7.5%	9.9%	46.3%	14.7%	70.3%	(181.8)%	(127.4)%

(a)	U.S. general business credits, primarily the credit for energy produced from renewable sources, the advanced energy project credit and the credit for research performed in the U.S.
(b)
Included (7.7)% and (7.1)% in consolidated and GE, respectively, related to deductible stock losses in 2016.  Included (4.2)% and (10.6)% in consolidated and GE, respectively, related to deductible stock losses in 2015. Also includes, for each period, the expense or (benefit) for "Other" taxes reported above in the consolidated (benefit) provision for income taxes, net of 35% federal effect.

UNRECOGNIZED TAX POSITIONS

Annually, we file over 6,000 income tax returns in over 300 global taxing jurisdictions. We are under examination or engaged in tax litigation in many of these jurisdictions. The Internal Revenue Service (IRS) is currently auditing our consolidated U.S. income tax returns for 2012-2013.  In addition, certain other U.S. tax deficiency issues and refund claims for previous years are still unresolved.  It is reasonably possible that a portion of the unresolved items could be resolved during the next 12 months, which could result in a decrease in our balance of "unrecognized tax benefits" – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements.  The IRS had disallowed the tax loss on our 2003 disposition of ERC Life Reinsurance Corporation. We contested the disallowance of this loss.  In August 2016, the government approved a final settlement of the case and the balance of unrecognized tax benefits and associated interest was adjusted to reflect the agreed settlement.  During 2015, the IRS completed the audit of our consolidated U.S. income tax returns for 2010-2011, except for certain issues that were completed in 2016.  We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties. Resolution of audit matters, including the IRS audit of our consolidated U.S. income tax returns for 2010-2011 and the resolution of the ERC Life Reinsurance Corporation case, reduced our 2016 consolidated income tax rate by 5.3 percentage points. Resolution of audit matters, including the IRS audit of our consolidated U.S. income tax returns for 2010-2011, reduced our 2015 consolidated income tax rate by 4.4 percentage points.
GE 2016 FORM 10-K 173

The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months were:

UNRECOGNIZED TAX BENEFITS

December 31, (In millions)	2016	2015

Unrecognized tax benefits	$4,692	$6,778
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	2,886	4,723
Accrued interest on unrecognized tax benefits	615	805
Accrued penalties on unrecognized tax benefits	118	98
Reasonably possible reduction to the balance of unrecognized tax benefits
in succeeding 12 months	0-600	0-700
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-500	0-200

(a)	Some portion of such reduction may be reported as discontinued operations.

UNRECOGNIZED TAX BENEFITS RECONCILIATION

(In millions)	2016	2015

Balance at January 1	$6,778	$5,619
Additions for tax positions of the current year	248	720
Additions for tax positions of prior years(a)	521	1,296
Reductions for tax positions of prior years	(2,016)	(754)
Settlements with tax authorities	(823)	(70)
Expiration of the statute of limitations	(16)	(33)
Balance at December 31	$4,692	$6,778

(a)
For 2015, the amount shown as "additions for tax positions of prior years" relates primarily ($1,054 million) to the preliminary estimate of uncertain tax liabilities for acquired Alstom businesses.  Of the total 2015 additions for tax positions of prior years, $445 million relates to amounts that would not affect tax expense if recognized.

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as provision for income taxes.  For the years ended December 31, 2016, 2015 and 2014, $(105) million, $48 million and $(68) million of interest expense (income), respectively, and $(4) million, $(4) million and (45) of tax expense (income) related to penalties, respectively, were recognized in the Statement of Earnings.

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

We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at December 31, 2016 and 2015, were approximately $82 billion and $104 billion, respectively. Most of these earnings have been reinvested in active non-U.S. business operations and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings.

GE 2016 FORM 10-K 174

Aggregated deferred income tax amounts are summarized below.

December 31 (In millions)	2016	2015

Assets
GE	$21,106	$20,539
GE Capital	5,093	4,643
	26,199	25,182
Liabilities
GE	(14,440)	(12,873)
GE Capital	(9,926)	(9,204)
	(24,366)	(22,077)
Net deferred income tax asset (liability)	$1,833	$3,105

COMPONENTS OF THE NET DEFERRED INCOME TAX ASSET (LIABILITY)

December 31 (In millions)	2016	2015

GE
Principal pension plans	$8,963	$8,051
Other non-current compensation and benefits	4,230	4,133
Provision for expenses	2,633	2,827
Retiree insurance plans	2,000	2,122
Non-U.S. loss carryforwards(a)	1,444	1,940
Contract assets	(6,677)	(5,143)
Intangible assets	(2,962)	(3,192)
Depreciation	(1,755)	(1,688)
Investment in global subsidiaries	(899)	(915)
Other – net	(311)	(469)
	6,666	7,666
GE Capital
Operating leases	(3,582)	(3,863)
Financing leases	(1,632)	(1,665)
Energy investments	(1,410)	(1,276)
Investment in global subsidiaries	(343)	5
Intangible assets	(125)	(103)
Non-U.S. loss carryforwards(a)	1,323	2,262
Other – net	936	79
	(4,833)	(4,561)
Net deferred income tax asset (liability)	$1,833	$3,105

(a)
Net of valuation allowances of $2,450 million and $2,184 million for GE and $391 million and $109 million for GE Capital, for 2016 and 2015, respectively. Of the net deferred tax asset as of December 31, 2016, of $2,767 million, $6 million relates to net operating loss carryforwards that expire in various years ending from December 31, 2016 through December 31, 2018; $472 million relates to net operating losses that expire in various years ending from December 31, 2020 through December 31, 2036 and $2,289 million relates to net operating loss carryforwards that may be carried forward indefinitely.

GE 2016 FORM 10-K 175

NOTE 15. SHAREOWNERS' EQUITY

(In millions)	2016	2015	2014

Preferred stock issued	$6	$6	$-
Common stock issued	$702	$702	$702
Accumulated other comprehensive income (loss)
Balance at January 1	$(16,529)	$(18,172)	$(9,119)
Other comprehensive income (loss) before reclassifications	(4,602)	(3,312)	(12,088)
Reclassifications from other comprehensive income	2,533	4,956	3,035
Other comprehensive income (loss), net, attributable to GE	(2,069)	1,644	(9,053)
Balance at December 31	$(18,598)	$(16,529)	$(18,172)
Other capital
Balance at January 1	$37,613	$32,889	$32,494
Gains (losses) on treasury stock dispositions and other(a)(b)	(389)	4,724	396
Balance at December 31	$37,224	$37,613	$32,889
Retained earnings
Balance at January 1	$140,020	$155,333	$149,051
Net earnings (loss) attributable to the Company	8,831	(6,126)	15,233
Dividends and other transactions with shareowners	(9,054)	(9,161)	(8,948)
Redemption value adjustment on redeemable noncontrolling interests	(266)	(25)	(2)
Balance at December 31	$139,532	$140,020	$155,333
Common stock held in treasury
Balance at January 1	$(63,539)	$(42,593)	$(42,561)
Purchases(c)(d)	(22,073)	(23,762)	(1,950)
Dispositions	2,574	2,816	1,917
Balance at December 31	$(83,038)	$(63,539)	$(42,593)
Total equity
GE shareowners' equity balance at December 31	$75,828	$98,274	$128,159
Noncontrolling interests balance at December 31	1,663	1,864	8,674
Total equity balance at December 31	$77,491	$100,138	$136,833

(a)	Included $440 million related to the excess of the net proceeds from the Synchrony Financial IPO over the carrying value of the interest sold in 2014.
(b)	Included $4,949 million related to issuance of new preferred stock in exchange for existing GE Capital preferred stock in 2015.
(c)	Included $(20,383) million related to the split-off of Synchrony Financial from GE, where GE shares were exchanged for shares of Synchrony Financial in 2015.
(d)	Included $(11,370) million of GE shares purchased under accelerated share repurchase (ASR) agreements in 2016.

GE 2016 FORM 10-K 176

SHARES OF GE PREFERRED STOCK

At December 31, 2014, GECC had outstanding 50,000 shares of non-cumulative A, B and C Series perpetual preferred stock at an average dividend rate of 6.44% with a face value of $5,000 million. In connection with the GE Capital Exit Plan, on December 3, 2015, these shares were converted into a corresponding Series A, B, and C of fixed-to-floating rate non-cumulative perpetual preferred stock issued by GE with face value of $2,778 million, $2,073 million, and $1,094 million, respectively, for a cumulative face value of $5,944 million and an initial average fixed dividend rate of 4.07%. The incremental shares were issued in order to compensate preferred holders for the lower dividend rate. Subsequent to the issuance of the preferred stock on December 3, 2015, in response to investor feedback, GE launched an exchange offer on December 18, 2015 that allowed GE preferred stock investors to exchange their existing Series A, B and C preferred stock into a Series D GE preferred stock. These Series D instruments bear an initial fixed interest rate of 5.00% through January 21, 2021, will bear a floating rate equal to three-month LIBOR plus 3.33% thereafter and are callable on January 21, 2021. On January 20, 2016, $2,687 million of Series A, $2,008 million of Series B and $999 million of Series C were exchanged into $5,694 million Series D GE preferred stock. In addition to interim dividends and accretion of $129 million, a deemed dividend of $232 million was recorded in the year ended December 31, 2016. The deemed dividend included $195 million for the amount by which the fair value of the Series D GE preferred stock exceeded the fair value of the original GECC Series A, B and C preferred stock, and a cash payment of $37 million to the GE Series A and B preferred stockholders who exchanged into the Series D GE preferred stock. Post exchange, $91 million of Series A, $64 million of Series B and $95 million of Series C GE preferred stock remain outstanding. The carrying value of the GE preferred stock at December 31, 2016 was $5,283 million and will increase to $5,944 million through periodic accretion to the respective call dates of each series. Principal and accretion for the preferred stock is recorded in other capital in the consolidated Statement of Financial Position and dividends and accretion are presented under the caption "Preferred stock dividends" in the Statement of Earnings (Loss). Dividends on GE preferred stock are payable semi-annually, in June and December and accretion is recorded on a quarterly basis.

In conjunction with the exchange of the GE Capital preferred stock into GE preferred stock and the exchange of Series A, B and C preferred stock into Series D preferred stock, GE Capital issued preferred stock to GE for which the amount and terms mirror the GE preferred stock held by external investors ($5,283 million carrying value at December 31, 2016).

GE has 50.0 million authorized shares of preferred stock ($1.00 par value). 5,944,250 shares were issued and outstanding as of December 31, 2016 and 2015, respectively. No shares were issued and outstanding as of December 31, 2014.

SHARES OF GE COMMON STOCK

On April 10, 2015, the GE Board has authorized a new repurchase program of up to $50.0 billion in common stock, excluding the Synchrony Financial exchange we completed in 2015. Under our share purchase programs, on a book basis, we repurchased shares of 725.8 million, 109.8 million and 73.6 million for a total of $22,005 million, $3,320 million and $1,901 million for the years ended 2016, 2015, and 2014, respectively. During 2016, we repurchased $11,370 million of our common stock under the accelerated share repurchase (ASR) agreements.

In December 2016, we entered into an ASR agreement with a financial institution which allowed us to repurchase GE common stock at a price below its volume weighted-average price during a given period. During the fourth quarter, we paid $2,200 million and received and classified as treasury shares an initial delivery of 59,177,215 shares based on then-current market prices. The payment was recorded as a reduction to shareowners' equity, consisting of a $1,870 million increase in treasury stock, which reflects the value of the shares received upon initial delivery, and a $330 million decrease in other capital, which reflects the value of the stock held back pending final delivery.

We accounted for the ASR as two separate transactions: (i) 59,177,215 shares of common stock initially delivered to GE and $1,870 million was accounted for as a treasury stock transaction and (ii) the unsettled contract of $330 million was determined to be a forward contract indexed to GE's own common stock. The initial delivery of 59,177,215 shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. GE has determined that the forward contract, indexed to its own common stock, met all the criteria for equity classification.

In the first quarter of 2017, we received the remaining 10,773,050 shares based on the final volume weighted-average price less the negotiated discount.

GE 2016 FORM 10-K 177

On November 17, 2015, we completed the split-off of Synchrony Financial through which we acquired 671,366,809 shares of GE common stock from our shareholders in exchange for 705,270,833 shares of Synchrony Financial stock we held.

GE's authorized common stock consists of 13,200,000,000 shares having a par value of $0.06 each.

Common shares issued and outstanding are summarized in the following table.

December 31 (In thousands)	2016	2015	2014

Issued	11,693,841	11,693,841	11,693,841
In treasury(a)(b)	(2,951,227)	(2,314,553)	(1,636,461)
Outstanding	8,742,614	9,379,288	10,057,380

(a)	Included (671,367) thousand shares related to the split-off of Synchrony Financial from GE, where GE shares were exchanged for shares of Synchrony Financial in 2015.
(b)	Included (370,824) thousand GE shares purchased under accelerated share repurchase agreements in 2016.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(In millions)	2016	2015	2014

Investment securities
Balance at January 1	$460	$1,013	$307
Other comprehensive income (loss) (OCI) before reclassifications –
net of deferred taxes of $84, $(270) and $352(a)	170	(486)	562
Reclassifications from OCI – net of deferred taxes of $30, $(36) and $85	34	(67)	146
Other comprehensive income (loss)(b)	203	(553)	708
Less OCI attributable to noncontrolling interests	(11)	(1)	2
Balance at December 31	$674	$460	$1,013

Currency translation adjustments (CTA)
Balance at January 1	$(5,499)	$(2,428)	$283
OCI before reclassifications – net of deferred taxes of $719, $1,348 and $(129)	(1,606)	(4,932)	(2,600)
Reclassifications from OCI – net of deferred taxes of $241, $(1,489) and $213	294	1,794	(129)
Other comprehensive income (loss)(b)	(1,311)	(3,137)	(2,730)
Less OCI attributable to noncontrolling interests	6	(66)	(19)
Balance at December 31	$(6,816)	$(5,499)	$(2,428)

Cash flow hedges
Balance at January 1	$(80)	$(180)	$(414)
OCI before reclassifications – net of deferred taxes of $(41), $(21) and $22	(234)	(732)	(609)
Reclassifications from OCI – net of deferred taxes of $37, $86 and $34	327	831	844
Other comprehensive income (loss)(b)	93	99	234
Less OCI attributable to noncontrolling interests	-	-	-
Balance at December 31	$12	$(80)	$(180)

Benefit plans
Balance at January 1	$(11,410)	$(16,578)	$(9,296)
Prior service credit (costs) - net of deferred taxes of $46, $859 and $219	128	1,541	396
Net actuarial gain (loss) – net of deferred taxes of $(1,062), $647 and $(5,332)	(3,074)	1,227	(9,849)
Net curtailment/settlement - net of deferred taxes of $12, $(42) and $41	19	(76)	72
Prior service cost amortization – net of deferred taxes of $84, $103 and $241	62	100	349
Net actuarial loss amortization – net of deferred taxes of $870, $1,199 and $859	1,797	2,373	1,753
Other comprehensive income (loss)(b)	(1,068)	5,165	(7,278)
Less OCI attributable to noncontrolling interests	(9)	(3)	3
Balance at December 31	$(12,469)	$(11,410)	$(16,578)

Accumulated other comprehensive income (loss) at December 31	$(18,598)	$(16,529)	$(18,172)

(a)
Included adjustments of $57 million, $(611) million and $960 million in 2016, 2015 and 2014, respectively, to deferred acquisition costs, present value of future profits, and investment contracts, insurance liabilities and insurance annuity benefits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.

(b)	Total other comprehensive income (loss) was $(2,083) million, $1,575 million and $(9,066) million in 2016, 2015 and 2014, respectively.

GE 2016 FORM 10-K 178

RECLASSIFICATION OUT OF AOCI

(In millions)	2016	2015	2014	Statement of earnings caption

Available-for-sale securities
Realized gains (losses) on
sale/impairment of securities	$(63)	$103	$(231)	Total revenues and other income(a)
Income taxes	30	(36)	85	Benefit (provision) for income taxes(b)
Net of tax	$(34)	$67	$(146)
Currency translation adjustments
Gains (losses) on dispositions	$(535)	$(305)	$(85)	Total revenues and other income(c)
Income taxes	241	(1,489)	213	Benefit (provision) for income taxes(d)
Net of tax	$(294)	$(1,794)	$129
Cash flow hedges
Gains (losses) on interest rate derivatives	$(79)	$(130)	$(234)	Interest and other financial charges
Foreign exchange contracts	(247)	(801)	(666)	(e)
Other	(38)	13	22	(f)
Total before tax	(364)	(918)	(878)
Income taxes	37	86	34	Benefit (provision) for income taxes
Net of tax	$(327)	$(831)	$(844)
Benefit plan items
Curtailment gain (loss)	$(31)	$118	$(113)	(g)
Amortization of prior service costs	(146)	(203)	(590)	(g)
Amortization of actuarial gains (losses)	(2,667)	(3,572)	(2,612)	(g)
Total before tax	(2,844)	(3,657)	(3,315)
Income taxes	966	1,260	1,141	Benefit (provision) for income taxes
Net of tax	$(1,878)	$(2,397)	$(2,174)

Total reclassification adjustments (net of tax)	$(2,533)	$(4,956)	$(3,035)

(a)	Included $(70) million, $61 million and an insignificant amount in 2016, 2015 and 2014, respectively, in earnings (loss) from discontinued operations, net of taxes.
(b)	Included $32 million, $(30) million and $3 million in 2016, 2015 and 2014, respectively, in earnings (loss) from discontinued operations, net of taxes.
(c)	Included $(453) million, $(224) million and $(51) million in 2016, 2015 and 2014, respectively, in earnings (loss) from discontinued operations, net of taxes.
(d)	Included $241 million, $(1,506) million and $213 million in 2016, 2015 and 2014, respectively, in earnings (loss) from discontinued operations, net of taxes.
(e)
Included $(182) million, $(758) million and $(607) million in GE Capital revenues from services and $(65) million, $(43) million and $(59) million in interest and other financial charges in 2016, 2015 and 2014, respectively.

(f)	Primarily recorded in costs and expenses.
(g)
Curtailment gain (loss), amortization of prior service costs and actuarial gains and losses reclassified out of AOCI are included in the computation of net periodic pension costs. See Notes 12 and 29 for further information.

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

GE 2016 FORM 10-K 179

CHANGES TO NONCONTROLLING INTERESTS

(In millions)	2016	2015	2014

Balance at January 1	$1,864	$8,674	$6,217
Net earnings (loss)	(46)	377	183
GECC preferred stock(a)	-	(4,949)	-
GECC preferred stock dividend	-	(311)	(322)
Dividends	(72)	(43)	(74)
Dispositions	(232)	189	(81)
Synchrony Financial(b)	-	(2,840)	2,393
Other (including AOCI)(c)(d)(e)(f)	150	767	358
Balance at December 31	$1,663	$1,864	$8,674

(a)
Included $(4,949) million related to the issuance of GE preferred stock in exchange for existing GECC preferred stock in 2015. GE preferred stock is reflected in shareowners' equity in the consolidated Statement of Financial Position.

(b)	Related to the split-off of Synchrony Financial from GE in 2015, where GE shares were exchanged for shares of Synchrony Financial; related to the Synchrony Financial IPO in 2014.
(c)	Included $695 million related to the Alstom acquisition in 2015.
(d)	Included $155 million related to Arcam AB acquisition in our Aviation segment in 2016.
(e)	Included $(123) million for deconsolidation of investment funds managed by GE Asset Management (GEAM) upon the adoption of ASU 2015-2, Amendments to the Consolidation Analysis in 2016. See Note 1.

(f)	Includes research & development partner funding arrangements, acquisitions and eliminations.

REDEEMABLE NONCONTROLLING INTERESTS

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

CHANGES TO REDEEMABLE NONCONTROLLING INTERESTS

(In millions)	2016	2015	2014

Balance at January 1	$2,972	$98	$178
Net (loss)	(244)	(46)	(71)
Dividends	(17)	(11)	(12)
Redemption value adjustment	266	25	2
Other(a)(b)	49	2,906	1
Balance at December 31	$3,025	$2,972	$98

(a)	Included $2,875 million related to joint ventures formed by GE and Alstom as part of the Alstom acquisition in 2015.
(b)	Included $204 million related to the Concept Laser GmbH acquisition in our Aviation segment in 2016.

OTHER

Common dividends from GE Capital to GE totaled $20,118 million, $4,311 million and $3,000 million for the years ended 2016, 2015 and 2014, respectively. Dividends on GE preferred stock totaled $656 million and $18 million, including cash dividends of $332 million and $8 million for the years ended 2016 and 2015, respectively. There were no dividends on GE preferred stock in 2014.

GE 2016 FORM 10-K 180

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

(In millions, after tax)	2016	2015	2014

Compensation expense	$207	$234	$215

We estimate the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model. The table below provides the weighted-average grant-date fair values, key assumptions and other inputs into the pricing model. With the exception of the dividend yield assumption, an increase in any individual assumption will increase the estimated fair value of the option, all other things being equal.

	2016	2015	2014

Weighted-average grant-date fair value of stock options	$3.61	$4.64	$5.26

Stock Option Valuation Assumptions:
Risk-free interest rate	1.4%	2.0%	2.3%
Dividend yield	3.4%	3.4%	3.1%
Expected volatility	20.0%	25.0%	26.0%
Expected option life (in years)	6.5	6.8	7.3

Other pricing model inputs:
Weighted-average grant-date market price of GE stock (strike price)	$29.63	$25.79	$26.11

GE 2016 FORM 10-K 181

The table below shows the amount and weighted-average strike price of options granted during 2016, as well as those outstanding and exercisable at year-end 2016.

As of December 31, 2016 unless, otherwise stated (in thousands, except per-share data)

Stock options granted during 2016	30,948
Weighted-average strike price of awards granted in 2016	$29.63
Stock options outstanding	420,303
Weighted-average strike price of stock options outstanding	$22.29
Stock options exercisable	301,952
Weighted-average strike price of stock options exercisable	$20.73

When an employee exercises an option, we issue treasury shares to satisfy the requirements of the option.

	2016	2015	2014

Stock options exercised (in thousands)	56,973	65,764	30,433
Cash received from stock options exercised (in millions)	$1,037	$1,098	$439

Outstanding stock option awards may be dilutive to earnings per share when they are in the money (the market price of GE stock is greater than the strike price of the option). When an option is dilutive, it increases the number of shares used in the diluted earnings per share calculation, which will decrease earnings per share. However, the effect stock options have on the number of shares added to the diluted earnings per share calculation is not one-for-one. The average amount of unrecognized compensation expense (the portion of the fair value of these option awards not yet amortized) and the market price of GE stock during the reporting period affect how many of these potential shares are included in the calculation. The calculation assumes that the proceeds received from the exercise and the unrecognized compensation expense are used to buy back shares, which reduces the dilutive impact.

As of December 31, 2016, there was $427 million of unrecognized compensation expense related to unvested options, which will be amortized over the remaining vesting period (the weighted-average period is approximately 2 years). Of that total, approximately $118 million, after tax, is estimated to be recorded as compensation expense in 2017.

The dilutive effect of in-the-money options on our earnings per share from continuing operations has been $0.01 or less per share (1% or less) for the last three years. See Note 18 for additional information about earnings per share.

RESTRICTED STOCK

A restricted stock award provides an employee with the right to receive shares of GE stock when the restrictions lapse, which occurs in equal amounts over the vesting period. Upon vesting, each unit of restricted stock is converted into GE common stock on a one-for-one basis using treasury stock shares. The expense to be recognized on a restricted stock unit is based upon the market price on the grant date (which is its fair value) multiplied by the number of units expected to vest. Accordingly, total expense related to the award is reduced by the fair value of restricted stock units that are expected to be forfeited by employees that leave GE prior to lapse of the restrictions. That amount is amortized as compensation expense on a straight-line basis over a five-year vesting period. We estimate forfeitures based on our experience and adjust the expense to reflect actual forfeitures over the vesting period. The offset to compensation expense is an increase in the "Other capital" component of shareowners' equity.

(In millions, after tax)	2016	2015	2014

Compensation expense(a)	$90	$72	$56
(a) Included $11 million of compensation expense related to performance share units in 2016.
GE 2016 FORM 10-K 182

The fair value of a restricted stock unit at the grant date is equal to the market price of our stock on the grant date.

	2016	2015	2014

Weighted-average grant-date fair value of restricted stock awards	$30.20	$26.74	$26.08

As of December 31, 2016, unless otherwise stated (in thousands, except per-share data)

Restricted stock units granted during 2016	8,933
Non-vested restricted stock units outstanding	17,859
Weighted-average fair value at grant date of non-vested stock	$27.72

The table below provides information about the units of restricted stock that vested for each of the years presented.

(In thousands)	2016	2015	2014

Restricted stock units vested during the year ended	4,427	3,899	3,305

As of December 31, 2016, there was $346 million of total unrecognized compensation expense related to unvested restricted stock units, which will be amortized over the remaining vesting period (the weighted-average period is approximately 2 years). Of that total, approximately $75 million, after tax, is estimated to be recorded as compensation expense in 2017.

OTHER INFORMATION

When options are exercised and restricted stock units vest, we issue shares from treasury stock, which increases shares outstanding. The "Other capital" component of shareowners' equity is adjusted for differences between the strike price of GE stock and the average cost of our treasury stock. We also record the difference between the tax benefits assumed (based on the fair value of the award on the grant date) and the actual tax benefit in our provision for income taxes. Any excess tax benefit is recorded as cash flows from operating activities in our Statement of Cash Flows. The table below provides information about tax benefits related to all share-based compensation arrangements.

(In millions)	2016	2015	2014

Income tax benefit recognized in earnings	$274	$148	$147
Excess of actual tax deductions over amounts assumed recognized in equity(a)	-	167	86

(a)
We adopted ASU 2016-09 in September 2016. The primary effects of adoption were the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital and the reclassification of cash flows related to excess tax benefits from a financing activity to an operating activity for the periods beginning January 1, 2016. See Note 1 for further information.

Share-based compensation programs serve as a means to attract and retain talented employees and are an important element of their total compensation. The intrinsic value of a stock option award is the amount by which the award is in the money and represents the potential value to the employee upon exercise of the option. The intrinsic value of restricted stock units is the value of the shares awarded at the current market price. The table below provides information about the intrinsic value of option and restricted stock awards.
Aggregate
intrinsic
As of December 31, 2016, unless otherwise stated (in millions)	value

Stock options outstanding	$3,984
Stock options exercised in 2016	723
Non-vested restricted stock units outstanding	564
Restricted stock units vested in 2016	137

GE 2016 FORM 10-K 183

NOTE 17. OTHER INCOME

(In millions)	2016	2015	2014

GE
Purchases and sales of business interests(a)	$3,701	$1,020	$188
Licensing and royalty income	175	168	288
Associated companies	76	45	176
Net interest and investment income(b)	167	65	(77)
Other items(c)	(27)	868	132
	4,092	2,165	707
Eliminations	(87)	62	71
Total	$4,005	$2,227	$778

(a)
Included a pre-tax gain of $3,136 million on the sale of our Appliances business and $398 million on the sale of GE Asset Management in 2016. Included a pre-tax gain of $623 million on the sale of our Signaling business in 2015. See Note 2.

(b) Included other-than-temporary impairments on investment securities of $(217) million in 2014.

(c)
In 2015, included a $450 million NBCU tax settlement and a $175 million break-up fee from Electrolux. Included net gains on asset sales of $101 million, $90 million and $127 million in 2016, 2015 and 2014, respectively.

NOTE 18. EARNINGS PER SHARE INFORMATION

	2016		2015		2014
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings (loss) from continuing operations for
per-share calculation(a)(b)	$9,764	$9,769	$1,680	$1,679	$9,523	$9,523
Preferred stock dividends declared	(656)	(656)	(18)	(18)	-	-
Earnings (loss) from continuing operations attributable to
common shareowners for per-share calculation(a)(b)	$9,108	$9,113	$1,662	$1,661	$9,523	$9,523
Earnings (loss) from discontinued operations
for per-share calculation(a)(b)	(955)	(950)	(7,795)	(7,795)	5,691	5,691
Net earnings (loss) attributable to GE common
shareowners for per-share calculation(a)(b)	$8,157	$8,163	$(6,135)	$(6,135)	$15,213	$15,212

Average equivalent shares
Shares of GE common stock outstanding	9,025	9,025	9,944	9,944	10,045	10,045
Employee compensation-related shares (including
stock options) and warrants	105	-	72	-	78	-
Total average equivalent shares	9,130	9,025	10,016	9,944	10,123	10,045

Per-share amounts
Earnings (loss) from continuing operations	$1.00	$1.01	$0.17	$0.17	$0.94	$0.95
Earnings (loss) from discontinued operations	(0.10)	(0.11)	(0.78)	(0.78)	0.56	0.57
Net earnings (loss)	0.89	0.90	(0.61)	(0.62)	1.50	1.51

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of earnings per share pursuant to the two-class method. Application of this treatment had an insignificant effect.

(a)	Included a dilutive adjustment of an insignificant amount of dividend equivalents in each of the three years presented.
(b)	Included in 2016 is a dilutive adjustment for the change in income for forward purchase contracts that may be settled in stock.

For the years ended December 31, 2016, 2015 and 2014, there were approximately 22 million, 97 million and 98 million, respectively, of outstanding stock awards that were not included in the computation of diluted earnings per share because their effect was antidilutive.

In December 2016, we entered into an ASR agreement to repurchase shares of GE common stock. See Note 15 for additional information. The initial delivery of 59,177,215 shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. GE has determined that the forward contract, indexed to its own common stock, met all the criteria for equity classification. There was no dilutive impact on earnings per share related to the forward contract.

GE 2016 FORM 10-K 184

Earnings-per-share amounts are computed independently for earnings (loss) from continuing operations, earnings (loss) from discontinued operations and net earnings (loss). As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net earnings.

NOTE 19. FAIR VALUE MEASUREMENTS

RECURRING FAIR VALUE MEASUREMENTS

Our assets and liabilities measured at fair value on a recurring basis include investment securities mainly supporting obligations to annuitants and policyholders in our run-off insurance operations and derivatives.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

						Netting
(In millions)	Level 1	(a)	Level 2	(a)	Level 3	adjustment	(b)	Net balance
December 31, 2016
Assets
Investment securities
Debt
U.S. corporate	$-		$19,647		$3,399	$-		$23,046
State and municipal	-		4,163		73	-		4,236
Mortgage and asset-backed	-		2,852		9	-		2,861
Corporate – non-U.S.	-		11,299		688	-		11,987
Government – non-U.S.	-		1,262		-	-		1,262
U.S. government and federal agency	-		482		232	-		714
Equity	188		14		6	-		208
Derivatives(c)	-		5,444		23	(5,121)		345
Total	$188		$45,163		$4,429	$(5,121)		$44,658

Liabilities
Derivatives	$-		$4,880		$2	$(4,449)		$434
Other(e)	-		1,143		-	-		1,143
Total	$-		$6,024		$2	$(4,449)		$1,577

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

(a)
There were $12 million of Corporate – non-U.S. securities and $50 million of U.S. government and federal agency securities transferred from Level 1 to Level 2 in the twelve months ended December 31, 2016 primarily attributable to changes in valuation approach. There were no securities transferred between Level 1 and Level 2 in the year ended December 31, 2015.

(b)	The netting of derivative receivables and payables (including the effects of any collateral posted or received) is permitted when a legally enforceable master netting agreement exists.
(c)
The fair value of derivatives includes an adjustment for non-performance risk. At December 31, 2016 and December 31, 2015, the cumulative adjustment for non-performance risk was $(3) million and insignificant, respectively. See Notes 20 and 29 for additional information on the composition of our derivative portfolio.

(d)	Includes private equity investments.
(e)	Primarily represents the liabilities associated with certain of our deferred incentive compensation plans.

GE 2016 FORM 10-K 185

LEVEL 3 INSTRUMENTS

The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners' equity.

CHANGES IN LEVEL 3 INSTRUMENTS FOR THE YEARS ENDED DECEMBER 31
										Net
										change in
		Net	Net							unrealized
		realized/	realized/							gains
		unrealized	unrealized							(losses)
		gains	gains							relating to
		(losses)	(losses)				Transfers	Transfers		instruments
	Balance at	included in	included				into	out of	Balance at	still held at
(In millions)	January 1	earnings(a)	in AOCI	Purchases	Sales	Settlements	Level 3(b)	Level 3(b)	December 31	December 31(c)
2016
Investment securities
Debt
U.S. corporate	$3,006	$9	$137	$468	$(70)	$(155)	$32	$(29)	$3,399	$-
State and municipal	30	-	1	43	-	(1)	-	-	73	-
Mortgage and
asset-backed	32	(19)	1	-	-	(6)	-	-	9	-
Corporate – non-U.S.	290	28	-	461	(82)	(1)	2	(10)	688	-
U.S. government and
federal agency	323	-	(90)	-	-	(1)	-	-	232	-
Equity	13	(7)	2	-	(1)	(2)	-	-	6	-
Derivatives(d)(e)	88	(18)	-	1	-	(59)	-	8	21	(21)
Other	259	-	-	-	-	-	-	(259)	-	-
Total	$4,042	$(7)	$51	$974	$(152)	$(226)	$35	$(290)	$4,427	$(21)
2015
Investment securities
Debt
U.S. corporate	$3,053	$3	$(165)	$362	$(80)	$(137)	$-	$(30)	$3,006	$-
State and municipal	58	-	(2)	-	-	(9)	-	(17)	30	-
Mortgage and
asset-backed	146	(19)	(9)	-	(32)	(4)	-	(49)	32	-
Corporate – non-U.S.	337	-	(6)	9	(49)	(1)	-	-	290	-
Government – non-U.S.	2	-	-	-	-	-	-	(2)	-	-
U.S. government and
federal agency	266	-	58	-	-	(1)	-	-	323	-
Equity	9	2	(5)	-	-	(4)	10	-	13	-
Derivatives(d)(e)	29	25	-	-	-	(6)	40	-	88	22
Other	277	8	-	-	(26)	-	-	-	259	5
Total	$4,175	$19	$(128)	$370	$(187)	$(161)	$51	$(98)	$4,042	$27

(a)	Earnings effects are primarily included in the "GE Capital revenues from services" and "Interest and other financial charges" captions in the Statement of Earnings.
(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 for the twelve months ended December 31, 2016 were primarily a result of the adoption of ASU 2015-02, Amendments to the Consolidation Analysis. See Note 1.

(c)	Represents the amount of unrealized gains or losses for the period included in earnings.
(d)
Represents derivative assets net of derivative liabilities and includes cash accruals of none and $13 million not reflected in the fair value hierarchy table for the twelve months ended December 31, 2016 and 2015, respectively.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Notes 20 and 29.

GE 2016 FORM 10-K 186

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at December 31, 2016 and December 31, 2015.

	Remeasured during the years ended December 31
	2016		2015
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and financing receivables held for sale	$-	$30	$-	$154
Cost and equity method investments	-	103	1	436
Long-lived assets	17	1,055	2	882
Total	$17	$1,189	$3	$1,471

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at December 31, 2016 and 2015.

December 31 (In millions)	2016	2015

Financing receivables and financing receivables held for sale	$(14)	$(69)
Cost and equity method investments	(44)	(506)
Long-lived assets	(196)	(1,603)
Total	$(254)	$(2,177)

GE 2016 FORM 10-K 187

LEVEL 3 MEASUREMENTS - SIGNIFICANT UNOBSERVABLE INPUTS

				Range
(Dollars in millions)	Fair value	Valuation technique	Unobservable inputs	(weighted-average)

December 31, 2016
Recurring fair value measurements
Investment securities – Debt
U.S. corporate	$809	Income approach	Discount rate(a)	1.4%-17.4% (8.1%)
State and municipal	20	Income approach	Discount rate(a)	3.7%-3.7% (3.7%)
Mortgage and asset-backed	1	Income approach	Discount rate(a)	2.7%-6.9% (4.3%)

Non-recurring fair value measurements
Financing receivables and
financing receivables held for sale	$30	Income approach	Discount rate(a)	2.5%-30.0% (20.3%)

Cost and equity method investments	94	Income approach	Discount rate(a)	9.0%-30.0% (11.8%)

Long-lived assets	683	Income approach	Discount rate(a)	2.5%-20.0% (10.4%)

December 31, 2015
Recurring fair value measurements
Investment securities – Debt
U.S. corporate	$834	Income approach	Discount rate(a)	1.7%-14.1% (8.6%)
Mortgage and asset-backed	31	Income approach	Discount rate(a)	5.0%-12.0% (10.5%)
Corporate – non-U.S.	236	Income approach	Discount rate(a)	6.5%-14.0% (7.5%)
Other financial assets	259	Income approach,	EBITDA multiple	6.1X-15.0X (9.9X)
		Market comparables	Capitalization rate	7.8%-7.8% (7.8%)

Non-recurring fair value measurements
Financing receivables and
financing receivables held for sale	$146	Income approach	Discount rate(a)	6.5%-30.0% (10.7%)

Cost and equity method investments	293	Income approach	Discount rate(a)	9.5%-35.0% (14.4%)

Long-lived assets	830	Income approach	Discount rate(a)	1.8%-11.7% (10.5%)

(a)
Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value.

At December 31, 2016 and December 31, 2015, other Level 3 recurring fair value measurements of $3,598 million and $2,637 million, respectively, and non-recurring measurements of $379 million and $122 million, respectively, are valued using non-binding broker quotes or other third-party sources. At December 31, 2016 and December 31, 2015, other recurring fair value measurements of an  insignificant amount and $32 million, respectively, and non-recurring fair value measurements of $2 million and $80 million, respectively, were individually insignificant and utilize a number of different unobservable inputs not subject to meaningful aggregation.

GE 2016 FORM 10-K 188

NOTE 20. FINANCIAL INSTRUMENTS

The following table provides information about assets and liabilities not carried at fair value. The table excludes finance leases and non-financial assets and liabilities. Substantially all of the assets discussed below are considered to be Level 3. The vast majority of our liabilities' fair values can be determined based on significant observable inputs and thus considered Level 2. Few of the instruments are actively traded and their fair values must often be determined using financial models. Realization of the fair value of these instruments depends upon market forces beyond our control, including marketplace liquidity.

	2016		2015
	Carrying		Carrying
	amount	Estimated	amount	Estimated
December 31 (In millions)	(net)	fair value	(net)	fair value

GE
Assets
Investments and notes receivable	$1,526	$1,595	$1,104	$1,174
Liabilities
Borrowings(a)(b)	19,184	19,923	18,397	18,954
Borrowings (debt assumed)(a)(c)	60,109	66,998	84,704	92,231

GE Capital
Assets
Loans	21,060	20,830	20,061	19,774
Time deposits(d)	-	-	10,386	10,386
Other commercial mortgages	1,410	1,472	1,381	1,447
Loans held for sale	473	473	342	342
Other financial instruments(e)	121	150	94	110
Liabilities
Borrowings(a)(f)(g)(h)	58,523	62,024	95,474	99,396
Investment contracts	2,813	3,277	2,955	3,441

(a)   See Note 10.

(b)            Included $115 million and $116 million of accrued interest in estimated fair value at December 31, 2016 and December 31, 2015, respectively.
(c)	Included $803 million and $1,006 million of accrued interest in estimated fair value at December 31, 2016 and December 31, 2015, respectively.
(d)	Balances at December 31, 2015 comprised high quality interest bearing deposits with European branches of global banks, predominantly in the U.K., that matured in April 2016.
(e)	Principally comprises cost method investments.
(f)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at December 31, 2016 and December 31, 2015 would have been reduced by $2,397 million and $3,001 million, respectively.

(g)	Included $775 million and $1,103 million of accrued interest in estimated fair value at December 31, 2016 and December 31, 2015, respectively.

(h)
Excluded $58,780 million and $84,704 million of intercompany payable to GE at December 31, 2016 and December 31, 2015 respectively, which includes a reduction in the short-term intercompany payable to GE for a $(1,329) million loan to GE, which bears the right of offset against amounts owed under the assumed debt agreement. The remaining short-term loan balance was paid in January 2017.

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

GE 2016 FORM 10-K 189

All other instruments. Based on observable market transactions and/or valuation methodologies using current market interest rate data adjusted for inherent credit risk.

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the above disclosures; such items include cash and equivalents, investment securities and derivative financial instruments.

Additional information about notional amounts of loan commitments follows.

NOTIONAL AMOUNTS OF LOAN COMMITMENTS

December 31 (In millions)	2016	2015

Ordinary course of business lending commitments(a)	$687	$531
Unused revolving credit lines	238	279

(a)	Excluded investment commitments of $522 million and $782 million at December 31, 2016 and December 31, 2015, respectively.

SECURITIES REPURCHASE AND REVERSE REPURCHASE ARRANGEMENTS

Our issuances of securities repurchase agreements are insignificant. No repurchase agreements were accounted for as off-book financing and we do not engage in securities lending transactions. At December 31, 2016, we were party to no repurchase agreements.

We also enter into reverse securities repurchase agreements, primarily for short-term investment with maturities of 90 days or less. At December 31, 2016, we were party to reverse repurchase agreements totaling $6.9 billion, which were reported in cash and equivalents on the financial statements. Under these reverse securities repurchase agreements, we typically lend available cash at a specified rate of interest and hold U.S. or highly-rated European government securities as collateral during the term of the agreement. Collateral value is in excess of amounts loaned under the agreements.

DERIVATIVES AND HEDGING

In this section, we explain how we use derivatives to manage our risks and how these financial instruments are reflected in our financial statements. Our use of derivatives relates solely to risk management; we do not use derivatives for speculation. As discussed elsewhere in this report, we are executing a plan to reduce the size and scope of our financial services business, with the intention of principally retaining those activities that support our industrial businesses. The affected businesses have either been sold or are held for sale and are presented as discontinued operations in our financial statements as of December 31, 2016. As a result of these actions, the significance of financial services hedging activity will diminish significantly in the future.

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

GE 2016 FORM 10-K 190

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

As part of our ongoing effort to reduce borrowings, we may repurchase debt that was in a cash flow hedge accounting relationship. At the time of determining that the debt cash flows are probable of not occurring, any related OCI will be released to earnings.

FINANCIAL STATEMENT EFFECTS - CASH FLOW HEDGES

(In millions)	2016	2015

Balance sheet changes
Fair value of derivatives increase (decrease)	$(274)	$(911)
Shareowners' equity (increase) decrease	274	913

Earnings (loss) related to ineffectiveness	1	2
Earnings (loss) effect of derivatives(a)	(364)	(918)

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

GE 2016 FORM 10-K 191

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

FINANCIAL STATEMENT EFFECTS - FAIR VALUE HEDGES

(In millions)	2016	2015

Balance sheet changes
Fair value of derivative increase (decrease)	$170	$(151)
Adjustment to carrying amount of hedged debt (increase) decrease	(433)	75

Earnings (loss) related to hedge ineffectiveness	(263)	(75)

The effect of changes in market interest rates on the fair value of derivatives we use most commonly in fair value hedging arrangements is presented below.

Interest rate forwards/swaps	Interest rate increases	Interest rate decreases
Pay floating rate/receive fixed rate	Fair value decreases	Fair value increases

Net investment hedges – We invest in foreign operations that conduct their financial services activities in currencies other than the U.S. dollar. We hedge the currency risk associated with those investments primarily using short-term currency exchange contracts under which we receive U.S. dollars and pay foreign currency and non-derivatives instruments such as debt denominated in a foreign currency.

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

FINANCIAL STATEMENT EFFECTS - NET INVESTMENT HEDGES

(In millions)	2016	2015

Balance sheet changes
Fair value of derivatives increase (decrease)	$639	$4,871
Fair value of non-derivatives (increase) decrease	1,819	(849)
Shareowners' equity (increase) decrease	(2,376)	(4,131)

Earnings (loss) related to spot-forward differences	82	(109)
Earnings (loss) related to reclassification upon sale or liquidation(a)	(528)	4,547
(a)	Included $(529) million and $4,549 million recorded in discontinued operations in the twelve months ended December 31, 2016 and 2015, respectively.

The effect of changes in currency exchange rates on the fair value of derivatives we use in net investment hedging arrangements is presented below.

Currency forwards/swaps	U.S. dollar strengthens	U.S. dollar weakens
Receive U.S. dollars/pay foreign currency	Fair value increases	Fair value decreases

GE 2016 FORM 10-K 192

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

FINANCIAL STATEMENT EFFECTS - ECONOMIC HEDGES

(In millions)	2016	2015

Balance sheet changes
Change in fair value of economic hedge increase (decrease)	$(2,456)	$(2,720)
Change in carrying amount of item being hedged increase (decrease)	2,107	2,543

Earnings (loss) effect of economic hedges(a)	(348)	(177)

(a) Offset by the future earnings effects of economically hedged item.

The table below explains the effects of market rate changes on the fair value of derivatives we use most commonly as economic hedges.

Interest rate forwards/swaps interest rate	Interest rate increases	Interest rate decreases
Pay floating rate/receive fixed rate	Fair value decreases	Fair value increases

Currency forwards/swaps	U.S. dollar strengthens	U.S. dollar weakens
Pay U.S. dollars/receive foreign currency	Fair value decreases	Fair value increases
Receive U.S. dollars/pay foreign currency	Fair value increases	Fair value decreases

Commodity derivatives	Price increases	Price decreases
Receive commodity/ pay fixed price	Fair value increases	Fair value decreases

NOTIONAL AMOUNT OF DERIVATIVES

The notional amount of a derivative is the number of units of the underlying (for example, the notional principal amount of the debt in an interest rate swap). The notional amount is used to compute interest or other payment streams to be made under the contract and is a measure of our level of activity. We generally disclose derivative notional amounts on a gross basis. A substantial majority of the outstanding notional amount of $181 billion at December 31, 2016 is related to managing interest rate and currency risk between financial assets and liabilities in our financial services business. The remaining derivative notional amount primarily relates to hedges of anticipated sales and purchases in foreign currency, commodity purchases and contractual terms in contracts that are considered embedded derivatives.

GE 2016 FORM 10-K 193

The table below provides additional information about how derivatives are reflected in our financial statements. Derivative assets and liabilities are recorded at fair value exclusive of interest earned or owed on interest rate derivatives, which is presented separately on our Statement of Financial Position. Cash collateral and securities held as collateral represent assets that have been provided by our derivative counterparties as security for amounts they owe us (derivatives that are in an asset position).

CARRYING AMOUNTS RELATED TO DERIVATIVES

December 31 (In millions)	2016	2015

Derivative assets	$5,467	$7,391
Derivative liabilities	(4,883)	(5,681)
Accrued interest	792	1,014
Cash collateral & credit valuation adjustment	(672)	(1,141)
Net Derivatives	703	1,583
Securities held as collateral	(442)	(1,277)
Net amount	$262	$306

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

(In millions)	Effect on hedging instrument	Effect on underlying	Effect on earnings

2016
Cash flow hedges	$(274)	$274	$1
Fair value hedges	170	(433)	(263)
Net investment hedges(a)	2,458	(2,376)	82
Economic hedges(b)	(2,456)	2,107	(348)
Total			$(528)

2015
Cash flow hedges	$(911)	$913	$2
Fair value hedges	(151)	75	(75)
Net investment hedges(a)	4,022	(4,131)	(109)
Economic hedges(b)	(2,720)	2,543	(177)
Total			$(359)

The amounts in the table above generally do not include associated derivative accruals in income or expense.

(a)                Both derivatives and non-derivatives hedging instruments are included.
(b)                Net effect is substantially offset by the change in fair value of the hedged item that will affect earnings in future periods.

See Note 15 for additional information about changes in shareowners' equity related to hedging and amounts released to earnings. See Note 29 for other supplemental information about derivatives and hedging.

GE 2016 FORM 10-K 194

NOTE 21. VARIABLE INTEREST ENTITIES (VIE)

A VIE is an entity that has one of three characteristics: (1) it is controlled by someone other than its shareowners or partners, (2) its shareowners or partners are not economically exposed to the entity's earnings (for example, they are protected against losses), or (3) it was thinly capitalized when it was formed.

In the normal course of our business we become involved with VIEs either because we help create them or we invest in them. Our VIEs either provide goods and services to customers or provide financing to third parties for the purchase of GE goods and services. If we control the VIE, we consolidate it and provide disclosures below. However, if the VIE is a business and use of its assets is not limited to settling its liabilities, ongoing disclosures are not required.

CONSOLIDATED VARIABLE INTEREST ENTITIES

Our most significant consolidated VIEs are the three joint ventures that were formed as part of the Alstom acquisition. These joint ventures include grid technology, renewable energy, and global nuclear and French steam power and have combined assets, liabilities and redeemable noncontrolling interest as of December 31, 2016 and 2015 of $14,460 million, $9,922 million and $2,709 million and $11,536 million, $8,739 million and $2,859 million, respectively. These joint ventures are considered VIEs because the equity held by Alstom does not participate fully in the earnings of the ventures due to the contractual features allowing Alstom to sell their interests back to GE. We consolidate these ventures because we control all their significant activities. These joint ventures are in all other respects regular businesses and are therefore exempt from ongoing disclosure requirements for VIEs provided below.

The table below provides information about VIEs that are subject to ongoing disclosure requirements.  Substantially all of these entities were created to help our customers finance the purchase of GE goods and services or to purchase GE current and customer notes receivable originating from sales of goods and services. These entities have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.

GE 2016 FORM 10-K 195

ASSETS AND LIABILITIES OF CONSOLIDATED VIEs

			GE Capital
			Current	Customer
(In millions)	GE		receivables(a)	Notes receivables(b)	Other	Total

December 31, 2016
Assets
Financing receivables, net	$-		$-	$-	$1,035	$1,035
Current receivables	57		-	670	-	727
Investment securities	-		-	-	982	982
Other assets	492	(c)	-	1,122	1,747	3,361
Total	$549		$-	$1,792	$3,764	$6,105

Liabilities
Borrowings	$1		$-	$-	$818	$819
Non-recourse borrowings	-		-	401	16	417
Other liabilities	457	(c)	-	1,378	1,482	3,317
Total	$458		$-	$1,779	$2,316	$4,553

December 31, 2015
Assets
Financing receivables, net	$-		$-	$-	$882	$882
Current receivables	385		3,506	-	-	3,891
Investment securities	-		-	-	1,404	1,404
Other assets	2,482		24	-	1,068	3,574
Total	$2,867		$3,530	$-	$3,354	$9,751

Liabilities
Borrowings	$221		$-	$-	$960	$1,181
Non-recourse borrowings	-		3,022	-	61	3,083
Other liabilities	2,289		34	-	1,234	3,557
Total	$2,510		$3,056	$-	$2,255	$7,821

(a)
In the second quarter of 2016, we completed the sale of our Appliances business to Haier and sold all of the Appliances current receivables purchased by the securitization trust to Haier for $773 million. At December 31, 2015, the current receivables securitization included $737 million of current receivables purchased from Appliances.

In the fourth quarter of 2016, we completed the restructure of our Receivables Facility described in Note 22. The restructured facility does not use a consolidated VIE.

(b)	In the first quarter of 2016, two funding vehicles were established to purchase customer notes receivable from GE, one of which is partially funded by third-party debt.

(c)
In the first quarter of 2016, we purchased the minority interest in an Oil & Gas joint venture and as a result the entity is no longer a VIE. Consolidated VIE assets and liabilities were reduced by $1,240 million and $1,284 million, respectively.

Total revenues from our consolidated VIEs were $1,141 million, $1,638 million and $1,457 million for the years ended December 31, 2016, 2015 and 2014, respectively. Related expenses consisted primarily of cost of goods and services of $692 million, $1,232 million and $823 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Where we provide servicing for third-party investors, we are contractually permitted to commingle cash collected from customers on financing receivables sold to third-party investors with our own cash prior to payment to third-party investors, provided our short-term credit rating does not fall below A-1/P1. These third-party investors also owe us amounts for purchased financial assets and scheduled interest and principal payments. At December 31, 2016 and 2015, the amounts of commingled cash owed to the third-party investors were $1,117 million and $1,093 million, respectively, and the amounts owed to us by third-party investors were $5 million and $7 million, respectively.

UNCONSOLIDATED VARIABLE INTEREST ENTITIES

We become involved with unconsolidated VIEs primarily through assisting in the formation and financing of the entity. We do not consolidate these entities because we do not have power over decisions that significantly affect their economic performance. Our investments in unconsolidated VIEs, at December 31, 2016 and 2015 were $6,346 million and $787 million, respectively. Obligations to make additional investments in these entities are not significant.

GE 2016 FORM 10-K 196

Our investments in long-lived, capital-intensive energy limited partnerships through Energy Financial Services became non-consolidated VIEs in accordance with our January 2016 adoption of ASU 2015-2, Amendments to the Consolidated Analysis (see Note 1). In these partnerships we are the sole limited partner and had no participating rights or substantive removal rights over the general partners. The general partners of these entities, who possess the technical and industry expertise necessary to operate and manage their activities, continue to control these limited partnerships. As a result of this accounting change, our disclosed investments in unconsolidated VIEs increased by $6,077 million, without additional funds being advanced to these entities.

NOTE 22. RECEIVABLES FACILITY

Since 2002, the Company, as part of its working capital management, has sold current receivables to trusts in which third-party investors invest (the Receivables Facility).  We use the cash generated from those sales to fund GE working capital earlier than we would otherwise receive payment from our customers and to manage credit exposures.

In 2010, we consolidated the trust that existed at that time pursuant to a change in the accounting guidance and subsequently reported both current receivables owned by the trust and the associated non-recourse third-party debt of the trust as assets and liabilities of a consolidated VIE on the Statement of Financial Position. Our economic exposure to the sold receivables remained the same before and after we consolidated the trust.

In the fourth quarter of 2016, we completed a refinancing of the Receivables Facility. The total facility size remained at $3,000 million. As a result of this refinancing, the current receivables are now purchased directly by third-party investors, who make their own arrangements to fund the purchase, and we no longer use the trust we used prior to the refinancing. Upon sale of the receivables, we receive proceeds of cash and a deferred purchase price (DPP). The DPP is an interest in specified assets of the purchasers (the receivables sold by GE Capital) that entitles GE Capital to the residual cash flows of those specified assets. The third-party purchasers have no recourse to other assets of GE Capital in the event of non-payment by the debtors. Where the purchasing entity is a bank multi-seller commercial paper conduit, assets transferred by other parties to that entity form a majority of the entity's assets.

The amount of customer receivables sold and outstanding under the Receivables Facility at December 31, 2016 was $2,575 million, and the consolidated customer receivables financed by third-party investors at December 31, 2015 was $3,506 million.

The amount of DPP due to GE Capital was $483 million at December 31, 2016, and is classified as "Current receivables" in the consolidated column of the Statement of Financial Position and as "Financing receivables" in the GE Capital column of the Statement of Financial Position.

Because of the refinancing, GE Capital's financing receivables decreased by approximately $2,092 million as of December 31, 2016 when compared to December 31, 2015. The Company's economic exposure under the Receivables Facility, represented by the DPP, remained the same before and after we completed the refinancing of the Receivables Facility.

Given the short-term nature of the underlying receivables, discount rates and prepayments are not factors in determining the value of the DPP. Collections on the DPP are presented within Cash flows from operating activities in the consolidated column in the Statement of Cash Flows. As the performance of the transferred current receivables is similar to the performance of our other current receivables, delinquencies are not expected to be significant.

GE 2016 FORM 10-K 197

NOTE 23. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES

COMMITMENTS

The GE Capital Aviation Services (GECAS) business in GE Capital had placed multiple-year orders for various Boeing, Airbus and other aircraft manufacturers with list prices approximating $32,958 million and secondary orders with airlines for used aircraft of approximately $1,275 million at December 31, 2016. In our Aviation segment, we had committed to provide financing assistance of $2,230 million of future customer acquisitions of aircraft equipped with our engines.

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

At December 31, 2016, we were committed under the following guarantee arrangements beyond those provided on behalf of VIEs. See Note 21.

Credit Support. We have provided $1,352 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable these customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed, or possibly by certain other assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $44 million at December 31, 2016.

Indemnification Agreements – Continuing Operations. We have agreements that require us to fund up to $222 million at December 31, 2016 under residual value guarantees on a variety of leased equipment. Under most of our residual value guarantees, our commitment is secured by the leased asset. The liability for these indemnification agreements was $7 million at December 31, 2016.

At December 31, 2016, we also had $973 million of other indemnification commitments, substantially all of which relate to representations and warranties in sales of businesses or assets. The liability for these indemnification commitments was $228 million at December 31, 2016.

Indemnification Agreements – Discontinued Operations. At December 31, 2016, we provided specific indemnifications to buyers of GE Capital's assets that amounted to $2,638 million, for which we have recognized related liabilities of $285 million. In addition, in connection with the 2015 public offering and sale of Synchrony Financial, GE Capital indemnified Synchrony Financial and its directors, officers, and employees against the liabilities of GECC's businesses other than historical liabilities of the businesses that are part of Synchrony Financial's ongoing operations.

Contingent Consideration. These are agreements to provide additional consideration to a buyer or seller in a business combination if contractually specified conditions related to the acquisition or disposition are achieved. Amount of contingent consideration was insignificant at December 31, 2016.

GE 2016 FORM 10-K 198

PRODUCT WARRANTIES

We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information – mostly historical claims experience – claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows.

(In millions)	2016	2015	2014

Balance at January 1	$1,723	$1,199	$1,370
Current-year provisions	791	649	593
Expenditures	(729)	(718)	(714)
Other changes(a)	135	593	(50)
Balance at December 31	$1,920	$1,723	$1,199

(a) Included $634 million related to Alstom acquisition in 2015.

OTHER LOSS CONTINGENCIES

LEGAL MATTERS

WMC. During the fourth quarter of 2007, we completed the sale of WMC, our U.S. mortgage business. WMC substantially discontinued all new loan originations by the second quarter of 2007, and is not a loan servicer. In connection with the sale, WMC retained certain representation and warranty obligations related to loans sold to third parties prior to the disposal of the business and contractual obligations to repurchase previously sold loans that had an early payment default. All claims received by WMC for early payment default have either been resolved or are no longer being pursued.

The remaining active claims have been brought by securitization trustees or administrators seeking recovery from WMC for alleged breaches of representations and warranties on mortgage loans that serve as collateral for residential mortgage-backed securities (RMBS). At December 31, 2016, such claims consisted of $1,060 million of individual claims generally submitted before the filing of a lawsuit (compared to $2,887 million at December 31, 2015) and $5,456 million of additional claims asserted against WMC in litigation without making a prior claim (Litigation Claims) (compared to $8,047 million at December 31, 2015). The total amount of these claims, $6,516 million, reflects the purchase price or unpaid principal balances of the loans at the time of purchase and does not give effect to pay downs or potential recoveries based upon the underlying collateral, which in many cases are substantial, nor to accrued interest or fees. WMC believes that repurchase claims brought based upon representations and warranties made more than six years before WMC was notified of the claim would be disallowed in legal proceedings under applicable law and the June 11, 2015 decision of the New York Court of Appeals in ACE Securities Corp. v. DB Structured Products, Inc., on the statute of limitations period governing such claims.

Reserves related to repurchase claims made against WMC were $626 million at December 31, 2016, reflecting a net decrease to reserves in the year ended December 31, 2016 of $249 million due to settlements partially offset by incremental provisions. The reserve estimate takes into account recent settlement activity and is based upon WMC's evaluation of the remaining exposures as a percentage of estimated lifetime mortgage loan losses within the pool of loans supporting each securitization for which timely claims have been asserted in litigation against WMC. Settlements in prior periods reduced WMC's exposure on claims asserted in certain securitizations and the claim amounts reported above give effect to these settlements.

ROLLFORWARD OF THE RESERVE

(In millions)	2016	2015

Balance at January 1	$875	$809
Provision	91	212
Claim resolutions / rescissions	(340)	(146)
Balance at December 31	$626	$875

GE 2016 FORM 10-K 199

Given the significant litigation activity and WMC's continuing efforts to resolve the lawsuits involving claims made against WMC, it is difficult to assess whether future losses will be consistent with WMC's past experience. Adverse changes to WMC's assumptions supporting the reserve may result in an increase to these reserves. WMC estimates a range of reasonably possible loss from $0 to approximately $500 million over its recorded reserve at December 31, 2016. This estimate involves significant judgment and may not reflect the range of uncertainties and unpredictable outcomes inherent in litigation, including the matters discussed in Legal Proceedings and potential changes in WMC's legal strategy. This estimate excludes any possible loss associated with an adverse court decision on the applicable statute of limitations or an adverse outcome in the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) investigation discussed in Legal Proceedings, as WMC is unable at this time to develop such a meaningful estimate.

At December 31, 2016, there were 10 lawsuits involving claims made against WMC arising from alleged breaches of representations and warranties on mortgage loans included in 11 securitizations. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. On January 23, 2017, the ResCap Liquidating Trust, as successor to Residential Funding Company, LLC (RFC), filed a lawsuit against WMC in the United States District Court for the District of Minnesota arising from alleged breaches in representations and warranties made by WMC in connection with the sale of approximately $840 million in loans to RFC over a period of time preceding RFC's filing for bankruptcy protection in May 2012. Although the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase of defective mortgage loan) and/or money damages. Adverse court decisions, including in cases not involving WMC, could result in new claims and lawsuits on additional loans. However, WMC continues to believe that it has defenses to the claims asserted in litigation, including, for example, based on causation and materiality requirements and applicable statutes of limitations. It is not possible to predict the outcome or impact of these defenses and other factors, any of which could materially affect the amount of any loss ultimately incurred by WMC on these claims.

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

FINANCIAL INFORMATION FOR WMC

(In millions)	2016	2015	2014

Total revenues and other income (loss)	$(8)	$(184)	$(291)

Earnings (loss) from discontinued operations, net of taxes	$(52)	$(146)	$(199)

Alstom legacy matters. On November 2, 2015, we acquired the Thermal, Renewables and Grid businesses from Alstom.  Prior to the acquisition, the seller was the subject of two significant cases involving anti-competitive activities and improper payments: (1) in January 2007, Alstom was fined €65 million by the European Commission for participating in a gas insulated switchgear cartel that operated from 1988 to 2004 (that fine was later reduced to €59 million), and (2) in December 2014, Alstom pled guilty in the United States to multiple violations of the Foreign Corrupt Practices Act and paid a criminal penalty of $772 million. As part of GE's accounting for the acquisition, we established a reserve amounting to $858 million for legal and compliance matters related to the legacy business practices that were the subject of these and related cases in various jurisdictions.

GE 2016 FORM 10-K 200

Regardless of jurisdiction, the allegations relate to claimed anti-competitive conduct or improper payments in the pre-acquisition period as the source of legal violations and/or damages. Given the significant litigation and compliance activity related to these matters and our ongoing efforts to resolve them, it is difficult to assess whether the disbursements will ultimately be consistent with the reserve established. The estimation of this reserve involved significant judgment and may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations of this nature. Damages sought may include disgorgement of profits on the underlying business transactions, fines and/or penalties, interest, or other forms of resolution. Factors that can affect the ultimate amount of losses associated with these matters include the way cooperation is assessed and valued, prosecutorial discretion in the determination of damages, formulas for determining fines and penalties, the duration and amount of legal and investigative resources applied, and political and social influences within each jurisdiction, among other considerations. Actual losses arising from claims in these matters could exceed the amount provided. At this time, we are unable to develop a meaningful estimate of the range of reasonably possible additional losses for this exposure.

ENVIRONMENTAL MATTERS

Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. We are involved in numerous remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs exclude possible insurance recoveries and, when dates and amounts of such costs are not known, are not discounted. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low end of such range. It is reasonably possible that our environmental remediation exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology and information related to individual sites, such amounts are not reasonably estimable. Total reserves related to environmental remediation and asbestos claims, were $1,767 million at December 31, 2016.

GE 2016 FORM 10-K 201

NOTE 24. INTERCOMPANY TRANSACTIONS

Transactions between related companies are made on an arms-length basis and are reported in the GE and GE Capital columns of our financial statements, but are eliminated in deriving our consolidated financial statements. These transactions include, but are not limited to, the following:

•	GE Capital dividends to GE,
•	GE Capital working capital solutions to optimize GE cash management,
•	GE Capital enabled GE industrial orders, and
•	Aircraft engines, power equipment and healthcare equipment manufactured by GE that are installed on GE Capital investments, including leased equipment.

In addition to the above transactions that primarily enable growth for the GE businesses, there are routine related party transactions, which include, but are not limited to, the following:

•	Expenses related to parent-subsidiary pension plans,
•	Buildings and equipment leased between GE and GE Capital, including sale-leaseback transactions,
•	Information technology (IT) and other services sold to GE Capital by GE, and
•	Various investments, loans and allocations of GE corporate overhead costs.

Presented below is a walk of intercompany eliminations from the unconsolidated GE and GE Capital totals to the consolidated cash flows.

(In millions)	2016	2015	2014

Cash from (used for) operating activities-continuing operations
Combined	$28,408	$17,891	$21,434
GE current receivables sold to GE Capital	697	(856)	(1,882)
GE Capital dividends to GE	(20,095)	(4,300)	(3,000)
Other reclassifications and eliminations(a)	(2,911)	(879)	(519)
Total cash from (used for) operating activities-continuing operations	$6,099	$11,856	$16,033
Cash from (used for) investing activities-continuing operations
Combined	$58,134	$59,516	$17,252
GE current receivables sold to GE Capital	(230)	1,261	1,730
GE Capital short-term loan to GE	1,329	-	-
Other reclassifications and eliminations(a)	3,380	836	247
Total cash from (used for) investing activities-continuing operations	$62,613	$61,613	$19,229
Cash from (used for) financing activities-continuing operations
Combined	$(107,750)	$(73,484)	$(44,340)
GE current receivables sold to GE Capital	(467)	(405)	152
GE Capital dividends to GE	20,095	4,300	3,000
GE Capital short-term loan to GE	(1,329)	-	-
Other reclassifications and eliminations(a)	(469)	42	276
Total cash from (used for) financing activities-continuing operations	$(89,920)	$(69,547)	$(40,912)

(a)	Includes eliminations of other cash flows activities including those related to GE Capital enabled GE industrial orders, various investments, loans and allocations of GE corporate overhead costs.

GE 2016 FORM 10-K 202

NOTE 25. OPERATING SEGMENTS

BASIS FOR PRESENTATION

Our operating businesses are organized based on the nature of markets and customers. Segment accounting policies are the same as described and referenced in Note 1. Segment results for our financial services businesses reflect the discrete tax effect of transactions.

A description of our operating segments as of December 31, 2016, can be found below, and details of segment profit by operating segment can be found in the Summary of Operating Segments table in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in this Form 10-K Report.

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

HEALTHCARE

Healthcare products include diagnostic imaging systems such as magnetic resonance (MR), computed tomography (CT) and positron emission tomography (PET) scanners, X-ray, surgical & interventional imaging, nuclear imaging, digital mammography and molecular imaging technologies. Healthcare-manufactured technologies include patient and resident monitoring, diagnostic cardiology, ultrasound, bone densitometry, anesthesiology and oxygen therapy, and neonatal and critical care devices. Related services include equipment monitoring and repair, digital technologies and customer productivity services. Products also include diagnostic imaging agents used in medical scanning procedures, drug discovery, biopharmaceutical manufacturing and purification, and tools for protein and cellular analysis for pharmaceutical and academic research, including a pipeline of precision molecular diagnostics in development for neurology, cardiology and oncology applications. Products and services are sold worldwide to hospitals, medical facilities, pharmaceutical and biotechnology companies, and to the life science research market.

GE 2016 FORM 10-K 203

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

ENERGY CONNECTIONS & LIGHTING

Energy Connections is GE's electrification business. Global teams design leading technology solutions for the delivery, management, conversion and optimization of electrical power for customers across multiple energy-intensive industries. GE has invested in our Energy Connections capabilities, with strategic acquisitions and joint ventures that enable GE to increase its offerings to the utility, industrial, renewable energy, oil and gas, marine, metals and mining industries. Plant automation hardware, software and embedded computing systems including controllers, embedded systems, advanced software, motion control, operator interfaces and industrial computers are also provided by Energy Connections.

Lighting includes the GE Lighting and Current, powered by GE (Current) businesses. GE Lighting is focused on driving innovation and growth in light emitting diode (LED) and connected home technology in the U.S.  Lighting offers LEDs in a variety of shapes, sizes, wattages and color temperatures. It's also investing in the growing smart home category, building a suite of connected lighting products with simple connection points that offer new opportunities to do more at home. Current delivers energy efficiency and productivity solutions for commercial and industrial customers. We combine infrastructure technology like LED and solar with new sensor-enabled data networks and Predix-based digital applications to help our customers reduce energy costs, better predict spend and gain business productivity insights. We partner with a wide variety of digital companies to help expand our app catalog, and we offer flexible financing solutions that help our customers achieve faster payback periods and better long-term value.

CAPITAL

Capital is the financial services division of GE focused on customers and markets aligned with GE's industrial businesses, whether in developed economies or emerging markets. We provide financial products and services around the globe, that are geared to utilize GE's industry specific expertise in aviation, energy, infrastructure, and healthcare to capitalize on market-specific opportunities.  In addition, we continue to operate our run-off insurance activities as part of our continuing operations.

REVENUES

	Total revenues(a)			Intersegment revenues(b)			External revenues
(In millions)	2016	2015	2014	2016	2015	2014	2016	2015	2014

Power	$26,827	$21,490	$20,580	$640	$762	$778	$26,187	$20,728	$19,802
Renewable Energy	9,033	6,273	6,399	11	12	14	9,022	6,261	6,386
Oil & Gas	12,898	16,450	19,085	383	387	402	12,515	16,063	18,683
Aviation	26,261	24,660	23,990	730	418	692	25,530	24,242	23,298
Healthcare	18,291	17,639	18,299	15	7	6	18,276	17,633	18,293
Transportation	4,713	5,933	5,650	1	1	(2)	4,713	5,932	5,652
Energy Connections & Lighting	15,133	16,351	15,724	1,059	1,021	912	14,074	15,329	14,812
Total industrial	113,156	108,796	109,727	2,839	2,608	2,801	110,316	106,188	106,926
Capital	10,905	10,801	11,320	1,288	1,151	1,037	9,617	9,650	10,283
Corporate items
and eliminations	(368)	(2,211)	(3,863)	(4,127)	(3,759)	(3,838)	3,760	1,548	(25)
Total	$123,693	$117,386	$117,184	$-	$-	$-	$123,693	$117,386	$117,184

(a)	Revenues of GE businesses include income from sales of goods and services to customers and other income.
(b)	Sales from one component to another generally are priced at equivalent commercial selling prices.

Revenues from customers located in the United States were $53,317 million, $53,238 million and $51,147 million in 2016, 2015 and 2014, respectively. Revenues from customers located outside the United States were $70,376 million, $64,148 million and $66,038 million in 2016, 2015 and 2014, respectively.

GE 2016 FORM 10-K 204

				Property, plant and
	Assets(a)			equipment additions(b)			Depreciation and amortization
	At December 31			For the years ended December 31			For the years ended December 31
(In millions)	2016	2015	2014	2016	2015	2014	2016	2015	2014

Power	$55,474	$51,908	$26,698	$769	$2,122	$578	$1,130	$712	$563
Renewable Energy	8,794	9,468	3,572	166	999	41	37	116	113
Oil & Gas	24,615	26,126	27,329	284	422	656	529	596	585
Aviation	38,899	34,524	33,716	1,328	1,260	1,197	900	855	824
Healthcare	28,639	28,162	29,227	432	284	405	785	799	843
Transportation	4,288	4,368	4,449	108	202	128	159	179	169
Energy Connections & Lighting	17,858	21,587	15,536	354	1,348	535	441	426	548
Capital(c)	187,804	316,069	502,204	3,769	7,570	3,818	2,515	2,584	2,612
Corporate items
and eliminations(d)	(1,187)	858	11,201	94	(297)	(111)	341	231	164
Total	$365,183	$493,071	$653,931	$7,305	$13,911	$7,247	$6,836	$6,499	$6,421

(a)
Total assets of Power, Renewable Energy, Oil & Gas, Aviation, Healthcare, Transportation, Energy Connections & Lighting and Capital operating segments at December 31, 2016, include investments in and advances to associated companies of $405 million, $9 million, $88 million, $1,779 million, $366 million, $6 million, $752 million and $7,673 million, respectively. Investments in and advances to associated companies contributed approximately $(17) million, $(4) million, $4 million, $75 million, $19 million, $46 million and $363 million to segment pre-tax income of Power, Renewable Energy, Oil & Gas, Aviation, Healthcare, Energy Connections & Lighting and Capital operating segments, respectively, and Transportation an insignificant amount, for the year ended December 31, 2016.

(b)	Additions to property, plant and equipment include amounts relating to principal businesses purchased.
(c)	Includes Capital discontinued operations
(d)	Includes deferred income taxes that are presented as assets for purposes of our consolidating balance sheet presentation.

	Interest and other financial charges			Provision (benefit) for income taxes
(In millions)	2016	2015	2014	2016	2015	2014

Capital	$3,790	$2,301	$1,638	$(1,431)	$4,979	$(861)
Corporate items and eliminations(a)	1,234	1,162	1,085	967	1,506	1,634
Total	$5,025	$3,463	$2,723	$(464)	$6,485	$773

(a)
Included amounts for Power, Renewable Energy, Oil & Gas, Aviation, Healthcare, Transportation and Energy Connections & Lighting, for which our measure of segment profit excludes interest and other financial charges and income taxes.

Property, plant and equipment – net associated with operations based in the United States were $14,987 million, $14,273 million and $9,868 million at December 31, 2016, 2015 and 2014, respectively. Property, plant and equipment – net associated with operations based outside the United States were $35,531 million, $39,822 million and $38,201 million at December 31, 2016, 2015 and 2014, respectively.

NOTE 26. CASH FLOWS INFORMATION

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

GE 2016 FORM 10-K 205

Amounts reported in the "All other operating activities" line in the Statement of Cash Flows consist primarily of adjustments to current and noncurrent accruals, deferrals of costs and expenses and adjustments to assets. Certain supplemental information related to our cash flows is shown below.

For the years ended December 31 (In millions)	2016	2015	2014

GE
All other operating activities
(Gains) losses on purchases and sales of business interests(a)	$(3,701)	$(1,020)	$(188)
Contract assets (net)(b)	(3,929)	(1,919)	(1,572)
Income taxes(c)	(2,752)	1,671	773
Interest charges	275	380	332
Principal pension plans(d)	3,071	4,265	3,368
Other	(402)	(1,294)	260
	$(7,438)	$2,083	$2,973
Net dispositions (purchases) of GE shares for treasury
Open market purchases under share repurchase program(e)	$(22,581)	$(2,709)	$(2,211)
Other purchases	(399)	(58)	(49)
Dispositions	1,550	1,668	1,042
	$(21,429)	$(1,099)	$(1,218)
GE Capital
All other operating activities
Cash collateral on derivative contracts	(428)	(1,936)	738
Increase (decrease) in other liabilities	(2,616)	4,860	(3,331)
Other	(10)	2,163	5,073
	$(3,054)	$5,087	$2,480
Net decrease (increase) in GE Capital financing receivables
Increase in loans to customers	$(65,055)	$(65,306)	$(64,843)
Principal collections from customers - loans	60,375	60,292	60,764
Investment in equipment for financing leases	(690)	(417)	(535)
Principal collections from customers - financing leases	856	734	841
Sales of financing receivables	3,235	4,923	3,612
	$(1,279)	$226	$(161)
All other investing activities
Purchases of investment securities	$(18,588)	$(7,790)	$(2,008)
Dispositions and maturities of investment securities	7,343	9,587	2,723
Decrease (increase) in other assets - investments	9,202	(1,439)	(287)
Other(f)	3,682	(5,048)	24,146
	$1,639	$(4,690)	$24,574
Repayments and other reductions (maturities longer than 90 days)
Short-term (91 to 365 days)	$(44,519)	$(42,110)	$(36,919)
Long-term (longer than one year)	(13,418)	(2,455)	(864)
Principal payments - non-recourse, leveraged leases	(348)	(283)	(304)
	$(58,285)	$(44,848)	$(38,087)
All other financing activities
Proceeds from sales of investment contracts	$19	$163	$322
Redemption of investment contracts	(346)	(1,235)	(1,113)
Other	(800)	(290)	112
	$(1,127)	$(1,362)	$(679)

(a)
Included pre-tax gains on sales of businesses reclassified to Proceeds from principal business dispositions within Cash flows from investing activities of $(3,136) million for Appliances and $(398) million for GE Asset Management in 2016 and $(623) million for Signaling in 2015. See Note 17.

(b)	Contract assets are presented net of related billings in excess of revenues on our long-term product service agreements. See Note 9.
(c)
Reflected the effects of current tax expense (benefit) of $(140) million, $3,307 million and $2,110 million and net cash paid during the year for income taxes of $(2,612) million, $(1,636) million and $(1,337) million for the years ended December 31, 2016, 2015 and 2014, respectively. Cash flows effects of deferred tax provisions (benefits) are shown separately within cash flows from operating activities. See Note 14.

(d)
Reflected the effects of pension costs of $3,623 million, $4,498 million and $3,604 million and employer contributions of $(552) million, $(233) million and $(236) million for the years ended December 31, 2016, 2015 and 2014, respectively. 2016 employer contributions included GE Pension Trust funding of $(330) million representing net sale proceeds associated with the sale of GE Asset Management. See Notes 2 and 12.

(e)	Included $(11,370) million paid under ASR agreements in 2016.
(f)	Other primarily included net activity related to settlements between our continuing operations (primarily our treasury operations) and businesses in discontinued operations.

GE 2016 FORM 10-K 206

NOTE 27. COST INFORMATION

RESEARCH & DEVELOPMENT

We conduct research and development (R&D) activities to continually enhance our existing products and services, develop new product and services to meet our customers' changing needs and requirements, and address new market opportunities.

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

(In millions)	2016	2015	2014

Total R&D	$5,466	$5,278	$5,273
Less customer funded R&D (principally the U.S. Government)	(611)	(803)	(721)
Less partner funded R&D	(73)	(226)	(319)
GE funded R&D	$4,782	$4,249	$4,233

Of total Research and Development, the segments with the most significant expenditures for the years ended December 31, 2016, 2015 and 2014 were: Aviation $1,595 million, $1,893 million and $1,965 million, respectively; Healthcare $938 million, $905 million, and $817 million, respectively; and Power $695 million, $721 million and $641 million, respectively. The remaining segments and Corporate, including Global Research Center, had combined expenditures of $2,238 million, $1,759 million and $1,850 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

COLLABORATIVE ARRANGEMENTS

Our businesses enter into collaborative arrangements primarily with manufacturers and suppliers of components used to build and maintain certain engines, under which GE and these participants share in the risks and rewards of these product programs. GE's payments to participants are recorded as cost of services sold ($1,080 million, $788 million and $873 million for the years 2016, 2015 and 2014, respectively) or as cost of goods sold ($2,482 million, $2,736 million and $2,660 million for the years 2016, 2015 and 2014, respectively).

RENTAL EXPENSE

Rental expense under operating leases is shown below.

(In millions)	2016	2015	2014

GE	$1,528	$1,258	$1,356
GE Capital	91	107	123
	1,619	1,365	1,479
Eliminations	(126)	(169)	(223)
Total	$1,493	$1,196	$1,256

At December 31, 2016, minimum rental commitments under noncancellable operating leases aggregated $5,172 million and $302 million for GE and GE Capital, respectively. Amounts payable over the next five years follow.

(In millions)	2017	2018	2019	2020	2021

GE	$942	$854	$742	$640	$537
GE Capital	27	23	22	21	20
	969	877	763	661	557
Eliminations	(171)	(155)	(143)	(138)	(130)
Total	$798	$722	$621	$524	$427

GE 2016 FORM 10-K 207

NOTE 28. GUARANTOR FINANCIAL INFORMATION

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

PRESENTATION

In connection with the registration of the senior notes, the Company is required to provide certain financial information regarding the Issuer and the Guarantors of the registered securities. Included are the Condensed Consolidating Statements of Earnings and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, Condensed Consolidating Statements of Financial Position as of December 31, 2016 and December 31, 2015 and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 for:

·
General Electric Company (the Parent Company Guarantor) - prepared with investments in subsidiaries accounted for under the equity method of accounting and excluding any inter-segment eliminations. The equity basis earnings (losses) of subsidiaries are reflected in the captions "Equity in earnings (losses) of affiliates" and "Earnings (loss) from discontinued operations, net of taxes";

·
GE Capital International Funding Company Unlimited Company (the Subsidiary Issuer) – incorporated in May 2015 as a finance subsidiary for debt and reflects activity subsequent to the issuance of new notes on October 26, 2015;

·
GE Capital International Holdings Limited (GECIHL) (the Subsidiary Guarantor) - prepared with investments in non-guarantor subsidiaries accounted for under the equity method of accounting and reflects activity subsequent to the GE Capital Reorganization on December 3, 2015. The equity basis earnings (losses) of subsidiaries are reflected in the captions "Equity in earnings (losses) of affiliates" and "Earnings (loss) from discontinued operations, net of taxes";

·	Non-Guarantor Subsidiaries - prepared on an aggregated basis excluding any elimination or consolidation adjustments and includes predominantly all non-cash adjustments for cash flows;
·	Consolidating Adjustments - adjusting entries necessary to consolidate the Parent Company Guarantor with the Subsidiary Issuer, the Subsidiary Guarantor and Non-Guarantor Subsidiaries; and
•	Consolidated - prepared on a consolidated basis.

GE 2016 FORM 10-K 208

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2016

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(in millions)	Guarantor	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

Revenues and other income
Sales of goods and services	$40,315	$-	$-	$152,047	$(81,971)	$110,391
Other income	10,949	-	-	63,363	(70,308)	4,005
Equity in earnings (loss) of affiliates	1,397	-	1,542	116,897	(119,836)	-
GE Capital revenues from services	-	897	1,419	12,994	(6,012)	9,297
Total revenues and other income	52,661	897	2,961	345,301	(278,127)	123,693

Costs and expenses
Interest and other financial charges	3,505	831	2,567	5,429	(7,308)	5,025
Investment contracts, insurance losses and
insurance annuity benefits	-	-	-	2,863	(67)	2,797
Other costs and expenses	41,972	-	143	165,382	(100,656)	106,842
Total costs and expenses	45,478	831	2,711	173,674	(108,030)	114,663
Earnings (loss) from continuing
operations before income taxes	7,183	66	250	171,627	(170,097)	9,030
Benefit (provision) for income taxes	2,539	(10)	(105)	(1,911)	(49)	464
Earnings (loss) from continuing operations	9,723	56	145	169,717	(170,146)	9,494
Earnings (loss) from discontinued
operations, net of taxes	(891)	-	(1,927)	351	1,514	(954)
Net earnings (loss)	8,831	56	(1,782)	170,067	(168,632)	8,540
Less net earnings (loss) attributable to
noncontrolling interests	-	-	-	(149)	(142)	(291)
Net earnings (loss) attributable to
the Company	8,831	56	(1,782)	170,216	(168,490)	8,831
Other comprehensive income	(2,069)	(12)	1,126	(3,393)	2,279	(2,069)
Comprehensive income (loss) attributable
to the Company	$6,762	$44	$(657)	$166,823	$(166,211)	$6,762

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2015

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(in millions)	Guarantor	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

Revenues and other income
Sales of goods and services	$43,945	$-	$-	$139,158	$(77,294)	$105,809
Other income	2,725	-	-	31,146	(31,644)	2,227
Equity in earnings (loss) of affiliates	1,815	-	437	389,796	(392,048)	-
GE Capital revenues from services	-	250	(460)	36,909	(27,349)	9,350
Total revenues and other income	48,485	250	(23)	597,009	(528,335)	117,386
						4
Costs and expenses
Interest and other financial charges	3,127	232	284	9,037	(9,216)	3,463
Investment contracts, insurance losses and
insurance annuity benefits	-	-	-	2,748	(143)	2,605
Other costs and expenses	45,308	-	3	160,472	(102,651)	103,132
Total costs and expenses	48,435	232	287	172,257	(112,011)	109,200
Earnings (loss) from continuing
operations before income taxes	50	18	(310)	424,752	(416,324)	8,186
Benefit (provision) for income taxes	1,314	(2)	(9)	(11,426)	3,639	(6,485)
Earnings (loss) from continuing operations	1,364	15	(319)	413,326	(412,686)	1,700
Earnings (loss) from discontinued
operations, net of taxes	(7,490)	-	483	(738)	250	(7,495)
Net earnings (loss)	(6,126)	15	164	412,588	(412,436)	(5,795)
Less net earnings (loss) attributable to
noncontrolling interests	-	-	-	249	82	332
Net earnings (loss) attributable to
the Company	(6,126)	15	164	412,339	(412,518)	(6,126)
Other comprehensive income (loss)	1,644	12	1,377	(4,843)	3,454	1,644
Comprehensive income (loss) attributable
to the Company	$(4,483)	$27	$1,542	$407,496	$(409,065)	$(4,483)

GE 2016 FORM 10-K 209

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2014

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(in millions)	Guarantor	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

Revenues and other income
Sales of goods and services	$44,511	$-	$-	$137,034	$(74,786)	$106,758
Other income	1,722	-	-	22,416	(23,360)	778
Equity in earnings (loss) of affiliates	10,510	-	-	53,841	(64,351)	-
GE Capital revenues from services	-	-	-	50,749	(41,101)	9,648
Total revenues and other income	56,743	-	-	264,040	(203,598)	117,184

Costs and expenses
Interest and other financial charges	3,014	-	-	11,395	(11,686)	2,723
Investment contracts, insurance losses and
insurance annuity benefits	-	-	-	2,678	(148)	2,530
Other costs and expenses	46,128	-	-	155,133	(99,593)	101,668
Total costs and expenses	49,142	-	-	169,206	(111,427)	106,921
Earnings (loss) from continuing
operations before income taxes	7,601	-	-	94,833	(92,171)	10,263
Benefit (provision) for income taxes	1,777	-	-	(4,181)	1,631	(773)
Earnings (loss) from continuing operations	9,378	-	-	90,652	(90,540)	9,490
Earnings (loss) from discontinued
operations, net of taxes	5,855	-	-	(27)	27	5,855
Net earnings (loss)	15,233	-	-	90,625	(90,513)	15,345
Less net earnings (loss) attributable to
noncontrolling interests	-	-	-	2,893	(2,781)	112
Net earnings (loss) attributable to
the Company	15,233	-	-	87,733	(87,733)	15,233
Other comprehensive income (loss)	(9,053)	-	-	(2,787)	2,787	(9,053)
Comprehensive income (loss) attributable
to the Company	$6,180	$-	$-	$84,946	$(84,946)	$6,180

GE 2016 FORM 10-K 210

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
DECEMBER 31, 2016

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(In millions)	Guarantor	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

Assets
Cash and equivalents	$2,558	$-	$3	$46,994	$(1,426)	$48,129
Investment securities	1	-	-	47,394	(3,082)	44,313
Receivables - net	63,620	17,157	30,470	79,401	(148,385)	42,263
Inventories	4,654	-	-	21,076	(3,377)	22,354
Property, plant and equipment - net	5,768	-	-	46,366	(1,615)	50,518
Investment in subsidiaries(a)	272,685	-	80,481	492,674	(845,840)	-
Goodwill and intangible assets	8,128	-	-	42,074	36,673	86,875
All other assets	14,692	44	39	201,276	(160,134)	55,917
Assets of discontinued operations	-	-	-	-	14,815	14,815
Total assets	$372,107	$17,202	$110,992	$977,255	$(1,112,372)	$365,183

Liabilities and equity
Short-term borrowings	$167,089	$1	$46,432	$25,919	$(208,727)	$30,714
Accounts payable	5,412	-	-	47,366	(38,343)	14,435
Other current liabilities	11,072	33	117	25,095	114	36,431
Long-term and non-recourse borrowings	68,983	16,486	34,389	68,912	(83,273)	105,496
All other liabilities	43,722	511	481	58,376	(9,656)	93,434
Liabilities of discontinued operations	-	-	-	-	4,158	4,158
Total Liabilities	296,279	17,030	81,419	225,667	(335,727)	284,668

Redeemable noncontrolling interests	-	-	-	2,223	802	3,025

GE shareowners' equity	75,828	171	29,573	747,719	(777,463)	75,828
Noncontrolling interests	-	-	-	1,647	16	1,663
Total equity	75,828	171	29,573	749,366	(777,447)	77,491
Total liabilities, redeemable
noncontrolling interests and equity	$372,107	$17,202	$110,992	$977,255	$(1,112,372)	$365,183

(a)	Included within the subsidiaries of the Subsidiary Guarantor are cash and cash equivalent balances of $28.5 billion and net assets of discontinued operations of $6.0 billion.

GE 2016 FORM 10-K 211

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
DECEMBER 31, 2015

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(In millions)	Guarantor	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

Assets
Cash and equivalents	$4,137	$-	$-	$86,955	$(20,609)	$70,483
Investment securities	14	-	-	40,886	(8,927)	31,973
Receivables - net	88,696	33,232	69,306	75,909	(221,286)	45,856
Inventories	5,447	-	-	19,762	(2,694)	22,515
Property, plant and equipment - net	6,540	-	-	56,808	(9,253)	54,095
Investment in subsidiaries(a)	274,471	-	78,505	405,686	(758,662)	-
Goodwill and intangible assets	7,793	-	-	61,412	14,118	83,323
All other assets	15,732	11	915	247,611	(200,392)	63,876
Assets of discontinued operations	-	-	-	-	120,951	120,951
Total assets	$402,828	$33,242	$148,725	$995,029	$(1,086,754)	$493,071

Liabilities and equity
Short-term borrowings	$145,051	$16,204	$71,862	$60,601	$(243,858)	$49,860
Accounts payable	6,096	-	-	37,636	(30,052)	13,680
Other current liabilities	14,482	-	17	34,903	(7,861)	41,540
Long-term and non-recourse borrowings	97,471	16,423	46,392	105,801	(118,345)	147,742
All other liabilities	41,455	488	224	57,996	(9,513)	90,651
Liabilities of discontinued operations	-	-	-	-	46,487	46,487
Total Liabilities	304,555	33,115	118,495	296,937	(363,141)	389,961

Redeemable noncontrolling interests	-	-	-	2,888	84	2,972

GE shareowners' equity	98,274	127	30,230	693,589	(723,946)	98,274
Noncontrolling interests	-	-	-	1,616	248	1,864
Total equity	98,274	127	30,230	695,204	(723,697)	100,138
Total liabilities, redeemable
noncontrolling interests and equity	$402,828	$33,242	$148,725	$995,029	$(1,086,754)	$493,071

(a)	Included within the subsidiaries of the Subsidiary Guarantor are cash and cash equivalent balances of $40.1 billion and net assets of discontinued operations of $58.6 billion.
GE 2016 FORM 10-K 212

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2016

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(In millions)	Guarantor	Issuer	Guarantor	Subsidiaries	adjustments	Consolidated

Cash flows – operating activities
Cash from (used for) operating activities -
continuing operations	$(4,966)	$(10)	$(52)	$162,918	$(151,791)	$6,099
Cash from (used for) operating activities -
discontinued operations	(891)	-	-	(5,039)	(413)	(6,343)
Cash from (used for) operating activities	(5,858)	(10)	(52)	157,880	(152,204)	(244)

Cash flows – investing activities
Cash from (used for) investing activities –
continuing operations	14,158	16,384	35,443	72,205	(75,577)	62,613
Cash from (used for) investing activities –
discontinued operations	-	-	-	(13,412)	-	(13,412)
Cash from (used for) investing activities	14,158	16,384	35,443	58,794	(75,577)	49,202

Cash flows – financing activities
Cash from (used for) financing activities –
continuing operations	(9,879)	(16,374)	(35,388)	(275,243)	246,964	(89,920)
Cash from (used for) financing activities –
discontinued operations	-	-	-	789	-	789
Cash from (used for) financing activities	(9,879)	(16,374)	(35,388)	(274,454)	246,964	(89,131)
Effect of currency exchange rate changes
on cash and equivalents	-	-	-	(1,146)	-	(1,146)
Increase (decrease) in cash and equivalents	(1,578)	-	3	(58,927)	19,183	(41,319)
Cash and equivalents at beginning of year	4,137	-	-	107,351	(20,609)	90,879
Cash and equivalents at end of year	2,558	-	3	48,423	(1,426)	49,558
Less cash and equivalents of discontinued
operations at end of year	-	-	-	1,429	-	1,429
Cash and equivalents of continuing operations
at end of year	$2,558	$-	$3	$46,994	$(1,426)	$48,129

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2015

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(In millions)	Guarantor	Issuer	Guarantor	Subsidiaries	adjustments	Consolidated

Cash flows – operating activities
Cash from (used for) operating activities -
continuing operations	$13,587	$68	$631	$433,479	$(435,909)	$11,856
Cash from (used for) operating activities -
discontinued operations	(7,490)	-	(30)	27,533	(11,979)	8,034
Cash from (used for) operating activities	6,097	68	601	461,013	(447,888)	19,891

Cash flows – investing activities
Cash from (used for) investing activities –
continuing operations	7,106	(248)	(601)	(493,933)	549,289	61,613
Cash from (used for) investing activities –
discontinued operations	-	-	-	5,854	(7,979)	(2,125)
Cash from (used for) investing activities	7,106	(248)	(601)	(488,079)	541,310	59,488

Cash flows – financing activities
Cash from (used for) financing activities –
continuing operations	(13,886)	180	-	67,063	(122,904)	(69,547)
Cash from (used for) financing activities –
discontinued operations	-	-	-	(37,582)	31,075	(6,507)
Cash from (used for) financing activities	(13,886)	180	-	29,481	(91,829)	(76,054)
Effect of currency exchange rate changes
on cash and equivalents	-	-	-	(3,464)	-	(3,464)
Increase (decrease) in cash and equivalents	(683)	-	-	(1,049)	1,594	(138)
Cash and equivalents at beginning of year	4,820	-	-	108,400	(22,203)	91,017
Cash and equivalents at end of year	4,137	-	-	107,351	(20,609)	90,879
Less cash and equivalents of discontinued
operations at end of year	-	-	-	20,395	-	20,395
Cash and equivalents of continuing operations
at end of year	$4,137	$-	$-	$86,955	$(20,609)	$70,483

GE 2016 FORM 10-K 213

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2014

	Parent			Non-
	Company	Subsidiary	Subsidiary	Guarantor	Consolidating
(In millions)	Guarantor	Issuer	Guarantor	Subsidiaries	adjustments	Consolidated

Cash flows – operating activities
Cash from (used for) operating activities -
continuing operations	$(2,483)	$-	$-	$147,449	$(128,933)	$16,033
Cash from (used for) operating activities -
discontinued operations	5,855	-	-	5,794	27	11,676
Cash from (used for) operating activities	3,372	-	-	153,243	(128,906)	27,709

Cash flows – investing activities
Cash from (used for) investing activities –
continuing operations	(1,410)	-	-	(403,870)	424,509	19,229
Cash from (used for) investing activities –
discontinued operations	-	-	-	(24,263)	-	(24,263)
Cash from (used for) investing activities	(1,410)	-	-	(428,133)	424,509	(5,034)

Cash flows – financing activities
Cash from (used for) financing activities –
continuing operations	(5,641)	-	-	272,150	(307,421)	(40,912)
Cash from (used for) financing activities –
discontinued operations	-	-	-	23,956	-	23,956
Cash from (used for) financing activities	(5,641)	-	-	296,106	(307,421)	(16,956)
Effect of currency exchange rate changes
on cash and equivalents	-	-	-	(3,492)	-	(3,492)
Increase (decrease) in cash and equivalents	(3,679)	-	-	17,721	(11,818)	2,224
Cash and equivalents at beginning of year	8,499	-	-	90,678	(10,385)	88,792
Cash and equivalents at end of year	4,820	-	-	108,400	(22,203)	91,017
Less cash and equivalents of discontinued
operations at end of year	-	-	-	20,991	-	20,991
Cash and equivalents of continuing operations
at end of year	$4,820	$-	$-	$87,408	$(22,203)	$70,025

GE 2016 FORM 10-K 214

NOTE 29. SUPPLEMENTAL INFORMATION

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

Other pension plans in 2016 included 49 U.S. and non-U.S. pension plans with pension assets or obligations greater than $50 million.

Principal Retiree Benefit Plans provide health and life insurance benefits to eligible participants and these participants share in the cost of healthcare benefits.

COST OF BENEFIT PLANS

	Other pension plans			Principal retiree benefit plans
(In millions)	2016	2015	2014	2016	2015		2014

Service cost for benefits earned	$462	$416	$403	$123	$145		$164
Prior service cost (credit) amortization	1	-	6	(164)	(8)		353
Expected return on plan assets	(1,034)	(881)	(789)	(43)	(48)		(50)
Interest cost on benefit obligations	670	555	587	249	335		424
Net actuarial loss (gain) amortization	256	289	205	(50)	(25)		(150)
Curtailment loss (gain)	19	(6)	-	-	(225)	(a)	48
Benefit plans cost	$374	$373	$412	$115	$174		$789

(a) Gain principally resulting from life insurance amendment.

ASSUMPTIONS USED IN BENEFIT CALCULATIONS

The accounting assumptions in the table below are those that are significant to the measurement of our benefit obligations.

ASSUMPTIONS USED TO MEASURE BENEFIT OBLIGATIONS

	Other pension plans (weighted average)			Principal retiree benefit plans
December 31	2016	2015	2014	2016		2015	2014

Discount rate	2.58%	3.33%	3.53%	3.75%		3.93%	3.89%
Compensation increases	3.48	3.32	3.60	3.80		3.80	4.10
Initial healthcare trend rate	N/A	N/A	N/A	6.00	(a)	6.00	6.00

(a) For 2016, ultimately declining to 5% for 2030 and thereafter.

The healthcare trend assumptions for 2015 and 2016 apply to our pre-65 retiree medical plans. Our post-65 retiree plan has a fixed subsidy and therefore is not subject to healthcare inflation.

The discount rate used to measure the benefit obligation at the end of the year is also used to measure benefit cost in the following year. The assumptions used to measure benefit cost follow.

GE 2016 FORM 10-K 215

ASSUMPTIONS USED TO MEASURE BENEFIT COST

	Other pension plans (weighted average)			Principal retiree benefit plans
December 31	2016	2015	2014	2016		2015		2014

Discount rate	3.33%	3.53%	4.39%	3.93%	(a)	3.89%	(a)	4.61%	(a)
Expected return on assets	6.36	6.95	6.92	7.00		7.00		7.00

(a)	Weighted average discount rates of 3.86%, 3.92% and 4.47% were used for determination of costs in 2016, 2015 and 2014, respectively.

BENEFIT OBLIGATIONS

	Other pension plans				Principal retiree benefit plans
(In millions)	2016		2015		2016		2015

Balance at January 1	$21,618		$15,589		$6,757		$10,703
Service cost for benefits earned	462		416		123		145
Interest cost on benefit obligations	670		555		249		335
Participant contributions	43		15		51		50
Plan amendments	(54)		(12)		(7)		(3,291)	(a)
Actuarial loss (gain)	2,993	(b)	(406)	(b)	(291)	(c)	(444)	(b)
Benefits paid	(842)		(576)		(603)		(691)
Acquisitions (dispositions)/ other - net	(98)		6,859	(d)	10		(50)
Exchange rate adjustments	(2,249)		(822)		-		-
Balance at December 31(e)	$22,543		$21,618		$6,289		$6,757

(a)	Principally related to plan amendments affecting post-65 retiree health and retiree life insurance for certain production participants.
(b)	Primarily associated with discount rate changes.
(c)	Primarily associated with lower costs from new healthcare supplier contracts.
(d)	Substantially all related to Alstom acquisition.
(e)	The benefit obligation for retiree health plans was $4,366 million and $4,838 million at December 31, 2016 and 2015, respectively.

THE COMPOSITION OF OUR PLAN ASSETS

The fair value of other pension plans' and principal retiree benefit plans' investments is presented below. The inputs and valuation techniques used to measure the fair value of the assets are consistently applied and described in Note 1.

	Other pension plans		Principal retiree benefit plans
December 31 (in millions)	2016	2015	2016	2015

Equity securities
U.S. equity securities	$666	$667	$187	$203
Non-U.S. equity securities	6,337	6,323	152	162
Debt securities
Fixed income and cash investment funds	6,049	6,258	30	84
U.S. corporate	319	242	38	52
Other debt securities	577	551	82	93
Private equities	627	703	61	75
Real estate	1,449	1,358	4	6
Other investments	1,067	1,266	21	20
Total plan assets	$17,091	$17,368	$575	$695

Other Pension Plans assets valued using NAV for practical expedient amounted to $4,669 million and $4,213 million as of December 31, 2016 and 2015, respectively. The percentages of other pension plans assets valued using NAV by investment fund type for equity securities, fixed income and cash, and alternative investments were 7%, 4% and 16% as of December 31, 2016, respectively, and 6%, 3% and 15% as of December 31, 2015, respectively.

The practical expedient was not applied for investments with a fair value of $135 million and $169 million in 2016 and 2015, respectively and those investments were classified within Level 3. The remaining investments were substantially all considered Level 1 and 2.

GE 2016 FORM 10-K 216

Principal retiree benefit plan assets valued using NAV for practical expedient amounted to $133 million and $160 million as of December 31, 2016 and 2015. There were no Level 3 investments held in 2016 and 2015.  The remaining investments were considered Level 1 or Level 2.

FAIR VALUE OF PLAN ASSETS

	Other pension plans			Principal retiree benefit plans
(In millions)	2016	2015		2016	2015

Balance at January 1	$17,368	$12,386		$695	$813
Actual gain on plan assets	1,743	381		22	22
Employer contributions	795	549		410	501
Participant contributions	43	15		51	50
Benefits paid	(842)	(576)		(603)	(691)
Acquisitions (dispositions) / other - net	(81)	5,207	(a)	-	-
Exchange rate adjustments	(1,935)	(594)		-	-
Balance at December 31	$17,091	$17,368		$575	$695

(a) Substantially all related to Alstom acquisition.

ASSET ALLOCATION

			Other pension plans		Principal retiree
	Principal pension plans		(weighted average)		benefit plans
	2016	2016	2016	2016	2016	2016
	Target	Actual	Target	Actual	Target	Actual
December 31	allocation	allocation	allocation	allocation	allocation	allocation

Equity securities	18 - 58%	46%	39%	41%	35 - 75%	59%
Debt securities (including cash equivalents)	11 - 61	33	30	41	11 - 46	26
Private equities	6 - 16	10	3	4	0 - 25	11
Real estate	3 - 13	7	9	8	0 - 12	1
Other investments	3 - 13	4	19	6	0 - 10	3

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

According to statute, the aggregate holdings of all qualifying employer securities (e.g., GE common stock) and qualifying employer real property may not exceed 10% of the fair value of trust assets at the time of purchase. GE securities represented 2.1% and 3.7% of the GE Pension Trust assets at year end 2016 and 2015, respectively.

The GE Pension Plan has a broadly diversified portfolio of investments in equities, fixed income, private equities, real estate and hedge funds; these investments are both U.S. and non-U.S. in nature. As of December 31, 2016, no sector concentration of assets exceeded 15% of total GE Pension Plan assets.

ESTIMATED FUTURE BENEFIT PAYMENTS
						2022 -
(In millions)	2017	2018	2019	2020	2021	2026

Principal pension plans	$3,450	$3,595	$3,695	$3,790	$3,865	$20,455
Other pension plans	785	795	805	815	830	4,400
Principal retiree benefit plans	600	580	560	535	520	2,245

GE 2016 FORM 10-K 217

2016 COST OF POSTRETIREMENT BENEFIT PLANS AND CHANGES IN OTHER COMPREHENSIVE INCOME

				Principal
	Total	Principal	Other	retiree
	postretirement	pension	pension	benefit
(In millions)	benefit plans	plans	plans	plans

Cost of postretirement benefit plans	$4,112	$3,623	$374	$115
Changes in other comprehensive income
Prior service cost (credit) – current year	(61)	-	(54)	(7)
Net actuarial loss (gain) – current year	4,038	2,317	1,989	(268)
Net curtailment/gain (loss)	(50)	(31)	(19)	-
Prior service credit (cost) amortization	(140)	(303)	(1)	164
Net actuarial gain (loss) amortization	(2,655)	(2,449)	(256)	50
Total changes in other comprehensive income	1,132	(466)	1,659	(61)
Cost of postretirement benefit plans and
changes in other comprehensive income	$5,244	$3,157	$2,033	$54

DERIVATIVES AND HEDGING

See Note 20 for the primary information related to our derivatives and hedging activity. This section provides certain supplemental information about this topic.

Changes in the fair value of derivatives are recorded in a separate component of equity (referred to below as Accumulated Other Comprehensive Income, or AOCI) and are recorded in earnings in the period in which the hedged transaction occurs. The table below summarizes this activity by hedging instrument.

GE 2016 FORM 10-K 218

FAIR VALUE OF DERIVATIVES

	2016		2015
December 31 (in millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$3,106	$210	$4,132	$158
Currency exchange contracts	402	624	1,109	1,383
Other contracts	-	-	-	-
	3,508	834	5,241	1,541

Derivatives not accounted for as hedges
Interest rate contracts	62	20	119	44
Currency exchange contracts	1,778	4,011	1,715	4,048
Other contracts	119	17	315	49
	1,958	4,048	2,149	4,141

Gross derivatives recognized in statement of
financial position
Gross derivatives	5,467	4,883	7,391	5,681
Gross accrued interest	768	(24)	1,001	(13)
	6,234	4,859	8,392	5,668

Amounts offset in statement of financial position
Netting adjustments(a)	(3,097)	(3,094)	(4,326)	(4,326)
Cash collateral(b)	(2,025)	(1,355)	(1,784)	(642)
	(5,121)	(4,449)	(6,110)	(4,968)

Net derivatives recognized in statement of
financial position
Net derivatives	1,113	410	2,282	700

Amounts not offset in statement of
financial position
Securities held as collateral(c)	(442)	-	(1,277)	-

Net amount	$671	$410	$1,005	$700

Derivatives are classified in the captions "All other assets" and "All other liabilities" and the related accrued interest is classified in "Other GE Capital receivables" and "All other liabilities" in our Statement of Financial Position.

(a)           The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk. At December 31, 2016 and December 31, 2015, the cumulative adjustment for non-performance risk was $(3) million and insignificant, respectively.
(b)            Excluded excess cash collateral received and posted of $6 million and $177 million  at December 31, 2016, respectively, and $48 million and $379 million at December 31, 2015, respectively.
(c)            Excluded excess securities collateral received of zero and $107 million at December 31, 2016 and December 31, 2015, respectively.

CASH FLOW HEDGE ACTIVITY
			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
(In millions)	2016	2015	2016	2015

Interest rate contracts	$6	$(1)	$(79)	$(130)
Currency exchange contracts	(281)	(907)	(282)	(784)
Commodity contracts	-	(5)	(2)	(4)
Total(a)	$(274)	$(913)	$(364)	$(918)

(a)	Gain (loss) is recorded in "GE Capital revenues from services", "Interest and other financial charges", and "Other costs and expenses" in our Statement of Earnings when reclassified.

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $40 million gain at December 31, 2016. We expect to transfer $83 million loss to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In both the twelve months ended 2016 and 2015, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At December 31, 2016 and 2015, the maximum term of derivative instruments that hedge forecasted transactions was 16 years and 17 years, respectively. See Note 15 for additional information about reclassifications out of AOCI.

GE 2016 FORM 10-K 219

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivables due from the counterparties, measured at current market value, exceeds specified limits. The fair value of such collateral was $2,466 million at December 31, 2016, of which $2,025 million was cash and $442 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $1,355 million at December 31, 2016. At December 31, 2016, our exposure to counterparties (including accrued interest), net of collateral we hold, was $496 million. This excludes exposures related to embedded derivatives.

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3 or other ratings levels agreed upon with the counterparty. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability, after consideration of collateral posted by us and outstanding interest payments was $385 million at December 31, 2016. This excludes exposure related to embedded derivatives.

GE 2016 FORM 10-K 220

NOTE 30. QUARTERLY INFORMATION (UNAUDITED)

	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions; per-share amounts in dollars)	2016	2015	2016	2015	2016	2015	2016	2015

Consolidated operations
Earnings (loss) from continuing operations	$415	$(4,673)	$3,363	$1,813	$2,056	$1,915	$3,659	$2,645
Earnings (loss) from discontinued
operations	(308)	(8,936)	(541)	(2,947)	(105)	629	-	3,758
Net earnings (loss)	107	(13,608)	2,823	(1,134)	1,951	2,545	3,659	6,403
Less net earnings (loss) attributable to
noncontrolling interests	(121)	(35)	(86)	225	(76)	39	(8)	103
Net earnings (loss) attributable to
the Company	$228	$(13,573)	$2,908	$(1,360)	$2,027	$2,506	$3,667	$6,301
Per-share amounts – earnings (loss) from
continuing operations
Diluted earnings (loss) per share	$0.03	$(0.45)	$0.36	$0.17	$0.23	$0.19	$0.39	$0.26
Basic earnings (loss) per share	0.03	(0.45)	0.36	0.17	0.24	0.19	0.40	0.26
Per-share amounts – earnings (loss)
from discontinued operations
Diluted earnings (loss) per share	(0.03)	(0.90)	(0.06)	(0.30)	(0.01)	0.05	-	0.38
Basic earnings (loss) per share	(0.03)	(0.90)	(0.06)	(0.30)	(0.01)	0.05	-	0.38
Per-share amounts – net earnings (loss)
Diluted earnings (loss) per share	(0.01)	(1.35)	0.30	(0.13)	0.22	0.25	0.39	0.64
Basic earnings (loss) per share	(0.01)	(1.35)	0.30	(0.13)	0.22	0.25	0.40	0.64

Selected data
GE
Sales of goods and services	$25,407	$23,839	$28,150	$26,141	$26,934	$25,612	$30,345	$30,614
Gross profit from sales	5,516	5,514	6,192	6,033	6,388	6,275	7,027	7,556
GE Capital
Total revenues	2,885	2,866	2,771	2,690	2,600	2,660	2,649	2,585
Earnings (loss) from continuing operations
attributable to the Company	(603)	(5,721)	(448)	(332)	59	(154)	397	(1,447)

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

GE 2016 FORM 10-K 221

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Registrant (As of February 1, 2017)
			Date assumed
			Executive
Name	Position	Age	Officer Position

Jeffrey R. Immelt	Chairman of the Board & Chief Executive Officer	60	January 1997
Jeffrey S. Bornstein	Senior Vice President & Chief Financial Officer	51	July 2013
Elizabeth J. Comstock	Vice Chairman, Business Innovations	56	April 2013
Alexander Dimitrief	Senior Vice President, General Counsel & Secretary	58	November 2015
Jan R. Hauser	Vice President, Controller & Chief Accounting Officer	57	April 2013
David L. Joyce	Vice Chairman of General Electric Company;	60	September 2016
	President & CEO, GE Aviation
Susan P. Peters	Senior Vice President, Human Resources	63	August 2013
John G. Rice	Vice Chairman of General Electric Company;	60	September 1997
	President & CEO, Global Growth Organization

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

The remaining information called for by this item is incorporated by reference to "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Other Governance Policies and Practices" and "Board Committees" in our definitive proxy statement for our 2017 Annual Meeting of Shareowners to be held April 26, 2017, which will be filed within 120 days of the end of our fiscal year ended December 31, 2016 (the 2017 Proxy Statement).

GE 2016 FORM 10-K 222

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.  Financial Statements

         Included in the "Financial Statements and Supplementary Data" section of this report:

Management's Annual Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Statement of Earnings for the years ended December 31, 2016, 2015 and 2014
Consolidated Statement of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Statement of Changes in Shareowners' Equity for the years ended December 31, 2016, 2015 and 2014
Statement of Financial Position at December 31, 2016 and 2015
Statement of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to consolidated financial statements
Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary of Operating Segments

(a)2.  Financial Statement Schedules

The schedules listed in Reg. 210.5-04 have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)3.  Exhibit Index

Exhibit Number	Description
2(a)
Transaction Agreement and Plan of Merger dated as of October 30, 2016 among General Electric, Baker Hughes Incorporated, Bear Mergersub, Inc. and Bear Newco, Inc. (Incorporated by reference to Exhibit 2.1 to GE's Current Report on Form 8-K, dated November 3, 2016 (Commission file number 001-00035)).

3(i)
The Restated Certificate of Incorporation of General Electric Company (Incorporated by reference to Exhibit 3(i) to GE's Annual Report on Form 10-K for the fiscal year ended December 31, 2013), as amended by the Certificate of Amendment, dated December 2, 2015 (Incorporated by reference to Exhibit 3.1 to GE's Current Report on Form 8-K, dated December 3, 2015), as further amended by the Certificate of Amendment, dated January 19, 2016 (Incorporated by reference to Exhibit 3.1 to GE's Current Report on Form 8-K, dated January 20, 2016) and as further amended by the Certificate of Change of General Electric Company (Incorporated by reference to Exhibit 3(1) to GE's Current Report on Form 8-K, dated September 1, 2016 (in each case, under Commission file number 001-00035).

3(ii)	The By-Laws, as amended, of General Electric Company (Incorporated by reference to Exhibit 3(ii) to GE's Current Report on Form 8-K dated February 11, 2015 (Commission file number 001-00035)).

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

GE 2016 FORM 10-K 223

4(e)
Third Supplemental Indenture dated as of November 22, 2002, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(cc) to General Electric Capital Corporation's Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333‑100527 (Commission file number 001-06461)).

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

4(i)
Global Supplemental Indenture dated as of April 10, 2015, among General Electric Capital Corporation, General Electric Company and The Bank of New York Mellon, as trustee. (Incorporated by reference to Exhibit 4(i) to GE's Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2015).

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

(10)	Except for 10(t) below, all of the following exhibits consist of Executive Compensation Plans or Arrangements:

(a)
General Electric Incentive Compensation Plan, as amended effective July 1, 1991 (Incorporated by reference to Exhibit 10(a) to GE's Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 1991).

(b)
General Electric Financial Planning Program, as amended through September 1993 (Incorporated by reference to Exhibit 10(h) to GE's Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 1993).

(c)
General Electric Supplemental Life Insurance Program, as amended February 8, 1991 (Incorporated by reference to Exhibit 10(i) to GE's Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 1990).

(d)
General Electric Directors' Charitable Gift Plan, as amended through December 2002 (Incorporated by reference to Exhibit 10(i) to GE's Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2002).

(e)
General Electric Leadership Life Insurance Program, effective January 1, 1994 (Incorporated by reference to Exhibit 10(r) to GE's Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 1993).

(f)
General Electric Supplementary Pension Plan, as amended effective July 1, 2015. (Incorporated by reference to Exhibit 10(f) to GE's Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2015).

(g)
General Electric 2003 Non-Employee Director Compensation Plan, Amended and Restated as of September 9, 2016 (Incorporated by reference to Exhibit 10(a) to GE's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (Commission file number 000-00035)).

GE 2016 FORM 10-K 224

(h)
Amendment to Nonqualified Deferred Compensation Plans, dated as of December 14, 2004 (Incorporated by reference to Exhibit 10(w) to the GE's Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2004).

(i)
GE Retirement for the Good of the Company Program, as amended effective January 1, 2009 (Incorporated by reference to Exhibit 10(j) to GE's Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2008).

(j)
GE Excess Benefits Plan, effective January 1, 2009 (Incorporated by reference to Exhibit 10(k) to GE's Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2008).

(k)
General Electric 2006 Executive Deferred Salary Plan, as amended January 1, 2009 (Incorporated by reference to Exhibit 10(l) to GE's Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2008).

(l)
General Electric Company 2007 Long-Term Incentive Plan (as amended and restated April 25, 2012) (Incorporated by reference to Exhibit 99.1 to GE's Registration Statement on Form S-8, dated May 4, 2012, File number 333-181177 (Commission file number 001-00035)).

(m)
Form of Agreement for Stock Option Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as amended January 1, 2009 (Incorporated by reference to Exhibit 10(n) to GE's Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2008).

(n)
Form of Agreement for Annual Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as amended February 7, 2014 (Incorporated by reference to Exhibit 10(a) to GE's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (Commission file number 001-00035)).

(o)
Form of Agreement for Periodic Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as amended February 7, 2014 (Incorporated by reference to Exhibit 10(b) to GE's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (Commission file number 001-00035)).

(p)
Form of Agreement for Long Term Performance Award Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan (as amended and restated April 25, 2012) (Incorporated by reference to Exhibit 10(a) to GE's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (Commission file number 001-00035)).

(q)
Form of Agreement for Performance Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10 (a) to GE's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission file number 001-00035)).

(r)
First Restatement of the General Electric International Employee Stock Purchase Plan effective May 1, 2002 (Incorporated by reference to Exhibit 4.1 to GE's Registration Statement on Form S-8, dated November 13, 2009, File No. 333-163106 (Commission file number 001-00035)).

(s)
Time Sharing Agreement dated November 22, 2010 between General Electric Company and Jeffrey R. Immelt (Incorporated by reference to Exhibit 10(z) to GE's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file number 001-00035)).

(t)
Amended and Restated Agreement, dated April 10, 2015, between General Electric Company and General Electric Capital Corporation (Incorporated by reference to Exhibit 10 to GE's Current Report on Form 8-K, dated April 10, 2015 (Commission file number 001-00035)).

(u) Early Retirement Agreement & Release between General Electric Company and Keith Sherin effective January 8, 2017.*

(11)	Statement re Computation of Per Share Earnings.**

12(a)	Computation of Ratio of Earnings to Fixed Charges.*

12(b)	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.*

(21)	Subsidiaries of Registrant.*

GE 2016 FORM 10-K 225

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

(101)
The following materials from General Electric Company's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings for the years ended December 31, 2016, 2015 and 2014, (ii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statement of Changes in Shareowners' Equity for the years ended December 31, 2016, 2015 and 2014, (iv) Statement of Financial Position at December 31, 2016 and 2015, (v) Statement of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.*

*	Filed electronically herewith.
**
Information required to be presented in Exhibit 11 is provided in Note 18 to the consolidated financial statements in this Form 10-K Report in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

GE 2016 FORM 10-K 226

FORM 10-K CROSS REFERENCE INDEX

Item Number		Page(s)
Part I
Item 1.	Business	18-19, 33-63, 74-75, 98-99

Item 1A.	Risk Factors	120-125
Item 1B.	Unresolved Staff Comments	Not applicable

Item 2.	Properties	19

Item 3.	Legal Proceedings	126-127

Item 4.	Mine Safety Disclosures	Not applicable

Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26, 117

Item 6.	Selected Financial Data	116

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20-115

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	80-81, 118-119

Item 8.	Financial Statements and Supplementary Data	131-221

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Not applicable

Item 9A.	Controls and Procedures	129

Item 9B.	Other Information	Not applicable
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	222

Item 11.	Executive Compensation	(a)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	(b), Note 16

Item 13.	Certain Relationships and Related Transactions, and Director Independence	(c)

Item 14.	Principal Accounting Fees and Services	(d)
Part IV
Item 15.	Exhibits and Financial Statement Schedules	223-226
Item 16.	Form 10-K Summary	3-16, (e)

Signatures		228

(a)	Incorporated by reference to "Compensation" in the 2017 Proxy Statement.
(b)	Incorporated by reference to "Stock Ownership Information" and "Key Data About Our Grant Practices" in the 2017 Proxy Statement.
(c)	Incorporated by reference to "Related Person Transactions" and "How We Assess Director Independence" in the 2017 Proxy Statement.
(d)	Incorporated by reference to "Independent Auditor Information" in the 2017 Proxy Statement.
(e)	The Introduction & Summary does not include Part III information because it will be incorporated by reference to the 2017 Proxy Statement.

GE 2016 FORM 10-K 227

OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2016, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the City of Boston and Commonwealth of Massachusetts on the 24th day of February 2017.

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

	Signer	Title	Date

	/s/ Jeffrey S. Bornstein	Principal Financial Officer	February 24, 2017
Jeffrey S. Bornstein Senior Vice President and Chief Financial Officer

	/s/ Jan R. Hauser	Principal Accounting Officer	February 24, 2017
Jan R. Hauser Vice President and Controller

	/s/ Jeffrey R. Immelt Jeffrey R. Immelt* Chairman of the Board of Directors	Principal Executive Officer	February 24, 2017

	Sébastien M. Bazin*	Director
	W. Geoffrey Beattie*	Director
	John J. Brennan*	Director
	Francisco D'Souza*	Director
	Marijn E. Dekkers*	Director
	Peter B. Henry*	Director
	Susan Hockfield*	Director
	Andrea Jung*	Director
	Robert W. Lane*	Director
	Rochelle B. Lazarus*	Director
	Lowell C. McAdam*	Director
	Steven M. Mollenkopf*	Director
	James J. Mulva*	Director
	James E. Rohr*	Director
	Mary L. Schapiro*	Director
	James S. Tisch*	Director

A majority of the Board of Directors

*By	/s/ Christoph A. Pereira
Christoph A. Pereira Attorney-in-fact February 24, 2017

GE 2016 FORM 10-K 228