Form 10-Q
period 2017-06-30
GENERAL ELECTRIC CO
filed 2017-07-28
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

(Registrant’s telephone number, including area code) (617) 443-3000 _______________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 8,657,946,000 shares of common stock with a par value of $0.06 per share outstanding at June 30, 2017.

FORWARD LOOKING STATEMENTS

FORWARD LOOKING STATEMENTS

This document contains "forward-looking statements" - that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," “estimate,” “forecast” or "target."
Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about the completion of our announced plan to reduce the size of our financial services businesses, including expected cash and non-cash charges associated with this plan and earnings per share of GE Capital Global Holdings, LLC’s (GE Capital) retained businesses (Verticals); expected income and Industrial operating profit; earnings per share, including our 2018 target and the impact of the new revenue recognition accounting standard; revenues; organic growth; growth and productivity associated with our Digital and Additive businesses; margins; cost structure and plans to reduce costs; restructuring charges; transaction-related synergies and gains; cash flows, including the impact of working capital, contract assets and pension funding contributions; returns on capital and investment; capital expenditures; capital allocation, including dividends, share repurchases and acquisitions; or capital structure, including leverage.

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•	the strategy and portfolio review being undertaken by our new chief executive officer;

•	our ability to reduce costs as we execute our announced plan to reduce the size of our financial services businesses;

•	changes in law, economic and financial conditions, including interest and exchange rate volatility, commodity and equity prices and the value of financial assets;

•	the impact of conditions in the financial and credit markets on the availability and cost of GE Capital funding, and GE Capital’s exposure to counterparties;

•
pending and future mortgage loan repurchase claims, other litigation claims and the U.S. Department of Justice’s investigation under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and other investigations in connection with WMC, which may affect our estimates of liability, including possible loss estimates;

•	our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so;

•
our ability to convert Industrial earnings into cash and the amount and timing of our cash flows and earnings, which may be impacted by long-term services agreement dynamics, and other conditions, all of which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels;

•
GE Capital’s ability to pay dividends to GE at the planned level, which may be affected by GE Capital’s cash flows and earnings, claims and investigations relating to WMC, charges that may be required in connection with GE Capital’s run-off insurance operations, and other factors;

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

•
our success in completing, including obtaining regulatory approvals and satisfying other closing conditions for, announced transactions, such as our announced plans and transactions to reduce the size of our financial services businesses and to sell our Water and Industrial Solutions businesses;

•	our success in integrating acquired businesses and operating joint ventures, including Baker Hughes;

•	our ability to realize revenue and cost synergies from announced transactions, acquired businesses and joint ventures, including Alstom and Baker Hughes;

•	the impact of potential information technology or data security breaches; and

•	the other factors that are described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.  We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.

2017 2Q FORM 10-Q 3

MD&A

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

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

•
GE – the adding together of all affiliates except GE Capital, whose continuing operations are presented on a one-line basis, giving effect to the elimination of transactions among such affiliates. As GE presents the continuing operations of GE Capital on a one-line basis, certain intercompany profits resulting from transactions between GE and GE Capital have been eliminated at the GE level. We present the results of GE in the center column of our consolidated statements of earnings, financial position and cash flows. An example of a GE metric is GE cash from operating activities (GE CFOA).

•	General Electric Capital Corporation or GECC – predecessor to GE Capital Global Holdings, LLC.

•	GE Capital Global Holdings, LLC or GECGH – successor of GECC.

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

•
Verticals or GE Capital Verticals – the adding together of GE Capital businesses that we expect to retain, principally its vertical financing businesses—GE Capital Aviation Services (GECAS), Energy Financial Services (EFS) and Industrial Finance (which includes Healthcare Equipment Finance, Working Capital Solutions and Industrial Financing Solutions)—that relate to the Company’s core industrial domain and other operations, including our run-off insurance activities, and allocated corporate costs.

We integrate acquisitions as quickly as possible. Revenues and earnings from the date we complete the acquisition through the end of the fourth quarter following the acquisition are considered the acquisition effect of such businesses.

Discussion of GE Capital’s total assets includes deferred income tax liabilities, which are presented within assets for purposes of our consolidated statement of financial position presentations for this filing.

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

4 2017 2Q FORM 10-Q

MD&A

Discussions throughout this MD&A are based on continuing operations unless otherwise noted.

The MD&A should be read in conjunction with the Financial Statements and Notes to the consolidated financial statements.

OTHER TERMS USED BY GE

•	Backlog – unfilled customer orders for products and product services (expected life of contract sales for product services).

•	Continuing earnings – unless otherwise indicated, we refer to the caption “earnings from continuing operations attributable to GE common shareowners” as continuing earnings or simply as earnings.

•
Continuing earnings per share (EPS) – unless otherwise indicated, when we refer to continuing earnings per share, it is the diluted per-share amount of “earnings from continuing operations attributable to GE common shareowners”.

•
Digital revenues – revenues related to internally developed software and associated hardware, including PredixTM and software solutions that improve our customers’ asset performance. In 2016, we reassessed the span of our digital product offerings, which now excludes software-enabled product upgrades. These revenues are largely generated from our operating businesses and are included in their segment results. Revenues of "Non-GE Verticals" refer to GE Digital revenues from customers operating in industries where GE does not have a presence.

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

•	Industrial segment gross margin - industrial segment sales less industrial segment cost of sales divided by sales.

•	Net earnings – unless otherwise indicated, we refer to the caption “net earnings attributable to GE common shareowners” as net earnings.

•	Net earnings per share (EPS) – unless otherwise indicated, when we refer to net earnings per share, it is the diluted per-share amount of “net earnings attributable to GE common shareowners”.

•	Non-operating pension cost (Non-GAAP) – comprises the expected return on plan assets, interest cost on benefit obligations and net actuarial gain (loss) amortization for our principal pension plans.

•	Operating earnings (Non-GAAP) – GE earnings from continuing operations attributable to common shareowners excluding the impact of non-operating pension costs.

•	Operating earnings per share (Non-GAAP) – unless otherwise indicated, when we refer to operating earnings per share, it is the diluted per-share amount of “operating earnings”.

•	Operating pension cost (Non-GAAP) – comprises the service cost of benefits earned, prior service cost amortization and curtailment gain (loss) for our principal pension plans.

•	Organic revenues (Non-GAAP) – revenues excluding the effects of acquisitions, dispositions and translational foreign currency exchange.

•
Product services – for purposes of the financial statement display of sales and costs of sales in our Statement of Earnings, “goods” is required by SEC regulations to include all sales of tangible products, and “services” must include all other sales, including other services activities. In our MD&A section of this report, we refer to sales under product services agreements and sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs) as sales of “product services,” which is an important part of our operations. We refer to “product services” simply as “services” within the MD&A.

•
Product services agreements – contractual commitments, with multiple-year terms, to provide specified services for products in our Power, Renewable Energy, Oil & Gas, Aviation and Transportation installed base – for example, monitoring, maintenance, service and spare parts for a gas turbine/generator set installed in a customer’s power plant.

•	Revenues – unless otherwise indicated, we refer to captions such as “revenues and other income” simply as revenues.

•
Segment profit – refers to the operating profit of the industrial segments and the net earnings of the Financial Services segment. See the Segment Operations section within the MD&A for a description of the basis for segment profits.

2017 2Q FORM 10-Q 5

MD&A

NON-GAAP FINANCIAL MEASURES

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under the U.S. Securities and Exchange Commission (SEC) rules. Specifically, we have referred, in various sections of this report, to:

•	Industrial segment organic revenues

•	Operating and non-operating pension cost

•	Adjusted corporate costs (operating)

•	Industrial operating earnings and GE Capital earnings (loss) from continuing operations and EPS

•	Industrial operating + Verticals earnings and EPS

•	Industrial operating profit and operating profit margin (excluding certain items)

•	Industrial cash flows from operating activities (Industrial CFOA) and Industrial CFOA excluding deal taxes and GE Pension Plan funding
The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures are included in the Supplemental Information section within the MD&A. Non-GAAP financial measures referred to in this report are either labeled as “non-GAAP” or designated as such with an asterisk (*).

6 2017 2Q FORM 10-Q

MD&A

OUR OPERATING SEGMENTS

We are a global digital industrial company, transforming industry with software-defined machines and solutions that are connected, responsive and predictive, with products and services ranging from aircraft engines, locomotives, power generation and oil and gas production equipment to medical imaging, financing and industrial products. Operational and financial overviews for our operating segments are provided in the “Segment Operations” section within this MD&A.

OUR INDUSTRIAL OPERATING SEGMENTS

Power(a)	Aviation	Energy Connections & Lighting(a)
Renewable Energy	Healthcare
Oil & Gas	Transportation

OUR FINANCIAL SERVICES OPERATING SEGMENT

Capital

(a)
Beginning in the third quarter of 2017, the Energy Connections business within the Energy Connections & Lighting segment is expected to be combined with the Power segment and presented as one reporting segment called Power.

CORPORATE INFORMATION

GE’s Internet address at www.ge.com, Investor Relations website at www.ge.com/investor-relations and our corporate blog at www.gereports.com, as well as GE’s Facebook page and Twitter accounts and other social media, including @GE_Reports, contain a significant amount of information about GE, including financial and other information for investors. GE encourages investors to visit these websites from time to time, as information is updated and new information is posted.

2017 2Q FORM 10-Q 7

MD&A	KEY PERFORMANCE INDICATORS

KEY PERFORMANCE INDICATORS
(Dollars in billions; per-share amounts in dollars)

REVENUES PERFORMANCE

	2Q 2017	YTD 2017
Industrial Segment	(2)%	(1)%
Industrial Segment Organic*	2%	4%
Capital	(12)%	(9)%

GE CFOA

■ ■ Industrial CFOA(a)* ■ ■ GE Capital Dividend
(a) 2016 included deal taxes of $(0.7) billion related to the sale of our Appliances business and in 2017 included deal taxes of $(0.1) billion related to the Baker Hughes transaction and GE Pension Plan funding of $(0.2) billion.

INDUSTRIAL ORDERS

INDUSTRIAL BACKLOG

■ ■ Services ■ ■ Equipment

■ ■ Services ■ ■ Equipment

INDUSTRIAL PROFIT & MARGINS

INDUSTRIAL OPERATING PROFIT & MARGINS (NON-GAAP)(a)

(a) Excluded gains on disposals, non-operating pension cost, restructuring and other charges and noncontrolling interests
*Non-GAAP Financial Measure

8 2017 2Q FORM 10-Q

MD&A	KEY PERFORMANCE INDICATORS

KEY PERFORMANCE INDICATORS
(Dollars in billions; per-share amounts in dollars and diluted; attributable to GE common shareowners)

NET EARNINGS

NET EARNINGS PER SHARE

OPERATING EARNINGS (NON-GAAP)

OPERATING EARNINGS PER SHARE (NON-GAAP)

INDUSTRIAL OPERATING + VERTICALS EARNINGS(NON-GAAP)

INDUSTRIAL OPERATING + VERTICALS EPS (NON-GAAP)

2017 2Q FORM 10-Q 9

MD&A	CONSOLIDATED RESULTS

CONSOLIDATED RESULTS

2017 SIGNIFICANT DEVELOPMENTS

On June 12, 2017, we announced that Jeffrey R. Immelt will retire as Chief Executive Officer (CEO) on July 31, 2017 and that John L. Flannery has been appointed to succeed Mr. Immelt as CEO effective August 1, 2017. Mr. Flannery will also join the Board of Directors on that date. Mr. Immelt will remain Chairman of the Board for a transition period through December 31, 2017, at which point Mr. Flannery will succeed Mr. Immelt as Chairman, effective January 1, 2018.

During the second quarter of 2017, GE completed issuances of €8,000 million senior unsecured debt, composed of €1,750 million of 0.375% Notes due 2022, €2,000 million of 0.875% Notes due 2025, €2,250 million of 1.50% Notes due 2029 and €2,000 million of 2.125% Notes due 2037.

2017 SIGNIFICANT TRANSACTIONS

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

•	On April 20, 2017, we completed the acquisition of LM Wind Power, one of the world’s largest wind turbine blade manufacturers for approximately $1.6 billion, net of cash acquired.

•
On July 3, 2017, we completed the transaction to create Baker Hughes, a GE company (BHGE). Under the terms of the deal, which we announced in October 2016, we combined our Oil & Gas business and Baker Hughes Incorporated (Baker Hughes) to create a new company in which GE holds a 62.5% interest and former Baker Hughes shareholders hold a 37.5% interest. Baker Hughes shareholders also received a cash dividend funded by a $7.4 billion cash contribution from GE. The completion of the transaction followed the approval of Baker Hughes shareholders, regulatory approvals and other customary closing conditions.

•
In October 2016, we announced our plan to sell our Water & Process Technologies business. In March 2017, we announced an agreement to sell the business for approximately $3.4 billion to Suez Environnement S.A. (Suez), a French-based utility company operating primarily in the water treatment and waste management sectors. The deal is expected to close in the second half of 2017, subject to customary closing conditions and regulatory approval.

•
In the first quarter of 2017, we classified our Industrial Solutions business within our Energy Connections & Lighting segment as held for sale. We expect to complete the sale of the business by the end of the first quarter of 2018.

10 2017 2Q FORM 10-Q

MD&A	CONSOLIDATED RESULTS

CONSOLIDATED RESULTS

THREE AND SIX MONTHS ENDED JUNE 30
(Dollars in billions)

REVENUES	INDUSTRIAL AND FINANCIAL SERVICES REVENUES

COMMENTARY: 2017 - 2016

THREE MONTHS
Consolidated revenues decreased $3.9 billion, or 12%.

•
Industrial revenues decreased $3.6 billion, or 12%, due to a decrease at Corporate of $3.0 billion as the prior year included a pre-tax gain of $3.1 billion from the sale of our Appliances business to Haier in the second quarter of 2016. The additional decrease in industrial revenues was due to a decrease in industrial segment revenues of approximately $0.6 billion, or 2%, as the net effects of dispositions of $1.2 billion and the effects of a stronger U.S. dollar of $0.2 billion were partially offset by organic revenue* increases of $0.6 billion and the net effects of acquisitions of $0.2 billion.  In the second quarter of 2016, the net effects of acquisitions increased industrial revenues $3.2 billion while the net effects of dispositions and a stronger U.S. dollar decreased industrial revenues $1.1 billion and $0.1 billion, respectively.

•	Financial Services revenues decreased $0.3 billion, or 12%, primarily due to higher impairments, organic revenue declines and lower gains.

SIX MONTHS
Consolidated revenues decreased $4.1 billion, or 7%.

•
Industrial revenues decreased $3.6 billion, or 6%, due to a decrease at Corporate of $3.2 billion as the prior year included a pre-tax gain of $3.1 billion from the sale of our Appliances business to Haier in the second quarter of 2016. The additional decrease in industrial revenues was due to a decrease in industrial segment revenues of approximately $0.4 billion, or 1%, as the net effects of dispositions of $2.8 billion and the effects of a stronger U.S. dollar of $0.3 billion were partially offset by organic revenue* increases of $2.3 billion and the net effects of acquisitions of $0.3 billion.  In the first six months of 2016, the net effects of acquisitions increased industrial revenues $6.0 billion while the net effects of dispositions and a stronger U.S. dollar decreased industrial revenues $1.6 billion and $0.7 billion, respectively.

•	Financial Services revenues decreased $0.5 billion, or 9%, primarily due to organic revenue declines, lower gains and higher impairments.

*Non-GAAP Financial Measure

2017 2Q FORM 10-Q 11

MD&A	CONSOLIDATED RESULTS

THREE AND SIX MONTHS ENDED JUNE 30
(Dollars in billions; attributable to GE common shareowners)

CONTINUING EARNINGS	OPERATING EARNINGS*

COMMENTARY: 2017 - 2016

THREE MONTHS
Consolidated continuing earnings decreased $2.0 billion.

▪
Industrial earnings decreased $2.7 billion, or 54%, due to decreased Corporate gains of $3.1 billion as the prior year included a pre-tax gain of $3.1 billion from the sale of our Appliances business to Haier in the second quarter of 2016, partially offset by decreased restructuring and other costs of $0.6 billion. In addition, industrial segment profit decreased $0.2 billion, or 4%, due to the net effects of dispositions of $0.1 billion and organic operating decreases of $0.1 billion.

▪	Interest and other financial charges decreased $0.1 billion while the provision for income taxes increased $0.4 billion.

▪
The net effect of acquisitions on our consolidated operating earnings was an insignificant amount in the second quarter of 2017 and a decrease of $0.1 billion in the second quarter of 2016. The net effect of dispositions was a decrease of $2.4 billion in the second quarter of 2017 and a gain of $1.9 billion in the second quarter of 2016.

▪
Foreign exchange adversely affected industrial operating earnings by $0.1 billion as a result of both translational and transactional impacts related to remeasurement and mark-to-market charges on open hedges.

▪	Financial Services losses decreased $0.4 billion, or 71%, primarily due to lower treasury and headquarters operation expenses associated with the GE Capital Exit Plan.

▪
Earnings per share amounts for the second quarter of 2017 were positively impacted by the reduction in number of outstanding common shares compared to the second quarter of 2016. The average number of shares outstanding used to calculate second quarter 2017 earnings per share was 5% lower than in the second quarter of 2016 as a result of previously disclosed actions, primarily ongoing share buyback activities over the last 12 months funded in large part by dividends from GE Capital.

SIX MONTHS
Consolidated continuing earnings decreased $1.4 billion.

▪
Industrial earnings decreased $2.9 billion, or 42%, due to decreased Corporate gains of $3.2 billion as the prior year included a pre-tax gain of $3.1 billion from the sale of our Appliances business to Haier in the second quarter of 2016, partially offset by decreased restructuring and other costs of $0.3 billion and an increase in industrial segment profit of $0.1 billion, or 2%, as organic operating increases of $0.4 billion were partially offset by the net effects of dispositions of $0.2 billion.

▪	Interest and other financial charges decreased $0.2 billion while the provision for income taxes increased $0.4 billion.

▪
The net effect of acquisitions on our consolidated operating earnings was a decrease of $0.1 billion in 2017 and $0.2 billion in 2016. The net effect of dispositions on consolidated net earnings was a decrease of $2.6 billion in 2017 and a gain of $1.9 billion in 2016.

▪
Foreign exchange adversely affected industrial operating earnings by $0.2 billion as a result of both translational and transactional impacts related to remeasurement and mark-to-market charges on open hedges.

▪
Financial Services losses decreased $1.3 billion, or 85% primarily due to lower treasury and headquarters operation expenses, lower preferred dividend expenses associated with the January 2016 preferred equity exchange, and lower restructuring expenses associated with the GE Capital Exit Plan.

▪
Earnings per share amounts for 2017 were positively impacted by the reduction in number of outstanding common shares compared to 2016. The average number of shares outstanding used to calculate 2017 earnings per share was 5% lower than in 2016 as a result of previously disclosed actions, primarily ongoing share buyback activities over the last 12 months funded in large part by dividends from GE Capital.

*Non-GAAP Financial Measure

12 2017 2Q FORM 10-Q

MD&A	SEGMENT OPERATIONS

SEGMENT OPERATIONS

SUMMARY OF OPERATING SEGMENTS

	Three months ended June 30			Six months ended June 30
(In millions)	2017	2016	V%	2017	2016	V%

Revenues
Power	$6,969	$6,639	5%	$13,058	$11,843	10%
Renewable Energy	2,457	2,094	17%	4,501	3,763	20%
Oil & Gas	3,108	3,219	(3)%	6,110	6,533	(6)%
Aviation	6,532	6,511	—%	13,336	12,774	4%
Healthcare	4,700	4,525	4%	8,990	8,708	3%
Transportation	1,071	1,240	(14)%	2,110	2,222	(5)%
Energy Connections & Lighting(a)	3,210	4,401	(27)%	5,957	8,657	(31)%
Total industrial segment revenues	28,047	28,630	(2)%	54,063	54,499	(1)%
Capital	2,446	2,771	(12)%	5,127	5,656	(9)%
Total segment revenues	30,493	31,401	(3)%	59,190	60,155	(2)%
Corporate items and eliminations	(935)	2,093		(1,972)	1,184
Consolidated revenues	$29,558	$33,494	(12)%	$57,219	$61,339	(7)%

Segment profit (loss)
Power	$1,031	$1,140	(10)%	$1,827	$1,714	7%
Renewable Energy	160	128	25%	267	211	27%
Oil & Gas	155	320	(52)%	361	628	(43)%
Aviation	1,492	1,348	11%	3,176	2,872	11%
Healthcare	826	782	6%	1,469	1,413	4%
Transportation	203	273	(26)%	359	437	(18)%
Energy Connections & Lighting(a)	80	131	(39)%	109	162	(33)%
Total industrial segment profit	3,947	4,122	(4)%	7,568	7,437	2%
Capital	(172)	(600)	71%	(219)	(1,492)	85%
Total segment profit (loss)	3,775	3,523	7%	7,349	5,944	24%
Corporate items and eliminations	(1,583)	974		(3,592)	(597)
GE interest and other financial charges	(637)	(567)		(1,200)	(1,007)
GE provision for income taxes	(218)	(629)		(361)	(793)
Earnings (loss) from continuing operations attributable to GE common shareowners	1,338	3,300	(59)%	2,196	3,548	(38)%
Earnings (loss) from discontinued operations, net of taxes	(146)	(541)	73%	(385)	(849)	55%
Less net earnings attributable to
noncontrolling interests, discontinued operations	7	3		7	3
Earnings (loss) from discontinued operations,
net of tax and noncontrolling interest	(152)	(544)	72%	(392)	(852)	54%
Consolidated net earnings (loss) attributable to the GE common shareowners	$1,185	$2,756	(57)%	$1,804	$2,695	(33)%

(a)
Beginning in the third quarter of 2017, the Energy Connections business within the Energy Connections & Lighting segment is expected to be combined with the Power segment and presented as one reporting segment called Power.

2017 2Q FORM 10-Q 13

MD&A	SEGMENT OPERATIONS

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

Segment profit excludes or includes interest and other financial charges, income taxes, and preferred stock dividends according to how a particular segment’s management is measured:

•
Interest and other financial charges, income taxes and GE preferred stock dividends are excluded in determining segment profit (which we sometimes refer to as “operating profit”) for the industrial segments.

•
Interest and other financial charges, income taxes and GE Capital preferred stock dividends are included in determining segment profit (which we sometimes refer to as “net earnings”) for the Capital segment.

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

SIGNIFICANT SEGMENT DEVELOPMENTS

SALE OF APPLIANCES

On January 15, 2016, we announced the signing of an agreement to sell our Appliances business to Haier. On June 6, 2016, we completed the sale for proceeds of $5.6 billion (including $0.8 billion from the sale of receivables originated in our Appliances business and sold from GE Capital to Haier) and recognized an after-tax gain of $1.8 billion in 2016. For the three and six months ended June 30, 2016, Appliances contributed revenues of $1.1 billion and $2.6 billion and an operating profit of $0.1 billion and $0.3 billion, respectively.

14 2017 2Q FORM 10-Q

MD&A	SEGMENT OPERATIONS

SEGMENT RESULTS – THREE AND SIX MONTHS ENDED JUNE 30

(Dollars in billions)

INDUSTRIAL SEGMENT EQUIPMENT & SERVICES REVENUES

INDUSTRIAL SEGMENT PROFIT

■ ■ Services ■ ■ Equipment

2017 – 2016 COMMENTARY: THREE MONTHS ENDED JUNE 30

•
Industrial segment revenues decreased $0.6 billion, or 2%, driven by decreases at Energy Connections & Lighting primarily due to the sale of the Appliances business in the second quarter of 2016, Transportation, and Oil & Gas primarily due to market conditions, and an unfavorable foreign exchange impact, partially offset by increases at Renewable Energy, Power and Healthcare.

•
Industrial segment profit decreased $0.2 billion, or 4%, driven primarily by lower earnings at Oil & Gas, Power, and Transportation, as well as the effects of the sale of Appliances in the second quarter of 2016, partially offset by higher earnings at Aviation.

•
Industrial segment margin decreased 30 bps to 14.1% in 2017 from 14.4% in 2016 driven by the effects of price and business mix, partially offset by positive cost productivity. The decrease in industrial segment margin reflects decreases at Oil & Gas, Transportation, Power and the sale of Appliances in the second quarter of 2016, offset by increases at Aviation, Renewable Energy and Healthcare.

2017 – 2016 COMMENTARY: SIX MONTHS ENDED JUNE 30

•
Industrial segment revenues decreased $0.4 billion, or 1%, driven by decreases at Energy Connections & Lighting primarily due to the sale of the Appliances business in the second quarter of 2016, Oil & Gas primarily due to market conditions, and Transportation, and an unfavorable foreign exchange impact, partially offset by increases at Power, Renewable Energy, Aviation and Healthcare.

•
Industrial segment profit increased $0.1 billion, or 2%, driven primarily by higher earnings at Aviation and Power, partially offset by lower earnings at Oil & Gas as well as an unfavorable foreign exchange impact and the effects of the sale of Appliances in the second quarter of 2016.

•
Industrial segment margin increased 40 bps to 14.0% in 2017 from 13.6% in 2016 driven by positive cost productivity, partially offset by negative business mix. The increase in industrial segment margin reflects increases at Aviation, Renewable Energy and Healthcare, offset by decreases at Oil & Gas, Transportation, Power and the sale of Appliances in the second quarter of 2016.

2017 2Q FORM 10-Q 15

MD&A	SEGMENT OPERATIONS | POWER

POWER

OPERATIONAL OVERVIEW
(Dollars in billions)

2017 YTD SUB-SEGMENT REVENUES

EQUIPMENT/SERVICES REVENUES

(a) Includes Distributed Power (b) Includes Water & Process Technologies and GE Hitachi Nuclear

■ ■ Services ■ ■ Equipment

ORDERS

BACKLOG

■ ■ Services ■ ■ Equipment

■ ■ Services ■ ■ Equipment

UNIT SALES
	2Q 2016	2Q 2017	V	YTD 2016	YTD 2017	V
Gas Turbines	26	21	(5)	39	41	2

16 2017 2Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | POWER

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES	SEGMENT PROFIT	SEGMENT PROFIT MARGIN

■ ■ Services ■ ■ Equipment

SEGMENT REVENUES & PROFIT WALK:
THREE MONTHS
	Revenues	Profit
June 30, 2016	$6.6	$1.1
Volume	0.4	0.1
Price	(0.1)	(0.1)
Foreign Exchange	—	—
(Inflation)/Deflation	N/A	—
Mix	N/A	(0.1)
Productivity	N/A	—
Other	—	—
June 30, 2017	$7.0	$1.0

SIX MONTHS
	Revenues	Profit
June 30, 2016	$11.8	$1.7
Volume	1.3	0.2
Price	(0.1)	(0.1)
Foreign Exchange	(0.1)	—
(Inflation)/Deflation	N/A	—
Mix	N/A	(0.3)
Productivity	N/A	0.2
Other	0.1	0.1
June 30, 2017	$13.1	$1.8

COMMENTARY: 2017 - 2016
Segment revenues up $0.3 billion (5%);
Segment profit down $(0.1) billion (10%):

•
The increase in revenues was driven by higher equipment volume, primarily at Gas Power Systems as a result of extended scope including higher balance of plant as well as six more Heat Recovery Steam Generator shipments than in the prior year, partially offset by five fewer gas turbine shipments and lower prices.

•
The decrease in profit was due to lower prices, an unfavorable business mix due to higher equipment volume versus services volume and negative variable cost productivity, partially offset by positive base cost productivity and higher overall volume.

Segment revenues up $1.2 billion (10%);
Segment profit up $0.1 billion (7%):

•
The increase in revenues was driven by higher equipment volume, primarily at Gas Power Systems as a result of extended scope including higher balance of plant as well as two more gas turbine shipments and 29 more Heat Recovery Steam Generator shipments than in the prior year. Revenue also increased due to increased other income including a reduction in foreign exchange transactional losses, partially offset by lower prices and the effects of a stronger U.S. dollar versus the euro.

•
The increase in profit was due to positive base cost productivity on higher volume as well as increased other income including a reduction in foreign exchange transactional losses, partially offset by an unfavorable business mix due to higher equipment volume versus services volume, negative variable cost productivity and lower prices.

2017 2Q FORM 10-Q 17

MD&A	SEGMENT OPERATIONS | RENEWABLE ENERGY

RENEWABLE ENERGY

OPERATIONAL OVERVIEW
(Dollars in billions)

2017 YTD SUB-SEGMENT REVENUES

EQUIPMENT/SERVICES REVENUES

■ ■ Services ■ ■ Equipment

ORDERS

BACKLOG

■ ■ Services ■ ■ Equipment

■ ■ Services ■ ■ Equipment

UNIT SALES
	2Q 2016	2Q 2017	V	YTD 2016	YTD 2017	V
Wind Turbines	856	757	(99)	1,524	1,324	(200)

18 2017 2Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | RENEWABLE ENERGY

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES	SEGMENT PROFIT	SEGMENT PROFIT MARGIN

■ ■ Services ■ ■ Equipment

SEGMENT REVENUES & PROFIT WALK:
THREE MONTHS
	Revenues	Profit
June 30, 2016	$2.1	$0.1
Volume	0.3	—
Price	—	—
Foreign Exchange	—	—
(Inflation)/Deflation	N/A	—
Mix	N/A	—
Productivity	N/A	—
Other	0.1	—
June 30, 2017	$2.5	$0.2

SIX MONTHS
	Revenues	Profit
June 30, 2016	$3.8	$0.2
Volume	0.6	—
Price	(0.1)	(0.1)
Foreign Exchange	0.1	—
(Inflation)/Deflation	N/A	0.1
Mix	N/A	—
Productivity	N/A	(0.2)
Other	0.2	0.2
June 30, 2017	$4.5	$0.3

COMMENTARY: 2017 - 2016
Segment revenues up $0.4 billion (17%);
Segment profit up 25%:

•
The increase in revenues was primarily driven by higher volume due to higher equipment sales at Hydro and increased repowering projects at Onshore Wind. In addition, while there were 99 fewer wind turbine shipments than in the prior year, megawatts shipped increased by 8%. Revenue also increased due to increased other income including a reduction in foreign exchange transactional losses.

•
The increase in profit was due to material deflation and increased other income including a reduction in foreign exchange transactional losses. These increases were partially offset by negative cost productivity.

Segment revenues up $0.7 billion (20%);
Segment profit up $0.1 billion (27%):

•
The increase in revenues was primarily driven by higher volume due to higher equipment sales at Hydro and increased repowering projects at Onshore Wind. In addition, while there were 200 fewer wind turbine shipments than in the prior year, megawatts shipped increased by 4%. Revenue also increased due to the effects of a weaker U.S. dollar versus the Brazilian real and increased other income including a reduction in foreign exchange transactional losses, partially offset by lower prices.

•
The increase in profit was due to material deflation and increased other income including a reduction in foreign exchange transactional losses. These increases were partially offset by negative cost productivity and lower prices.

2017 2Q FORM 10-Q 19

MD&A	SEGMENT OPERATIONS | OIL & GAS

OIL & GAS

OPERATIONAL OVERVIEW
(Dollars in billions)

2017 YTD SUB-SEGMENT REVENUES

EQUIPMENT/SERVICES REVENUES

■ ■ Services ■ ■ Equipment

ORDERS

BACKLOG

■ ■ Services ■ ■ Equipment

■ ■ Services ■ ■ Equipment

20 2017 2Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | OIL & GAS

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES	SEGMENT PROFIT	SEGMENT PROFIT MARGIN

■ ■ Services ■ ■ Equipment

SEGMENT REVENUES & PROFIT WALK:
THREE MONTHS
	Revenues	Profit
June 30, 2016	$3.2	$0.3
Volume	(0.1)	—
Price	(0.1)	(0.1)
Foreign Exchange	—	—
(Inflation)/Deflation	N/A	0.1
Mix	N/A	—
Productivity	N/A	(0.2)
Other	0.1	0.1
June 30, 2017	$3.1	$0.2

SIX MONTHS
	Revenues	Profit
June 30, 2016	$6.5	$0.6
Volume	(0.3)	—
Price	(0.2)	(0.2)
Foreign Exchange	(0.1)	—
(Inflation)/Deflation	N/A	0.1
Mix	N/A	—
Productivity	N/A	(0.2)
Other	0.1	0.1
June 30, 2017	$6.1	$0.4

COMMENTARY: 2017 - 2016
Segment revenues down $0.1 billion (3%);
Segment profit down $0.2 billion (52%):

•	The decrease in revenues was primarily driven by negative market conditions which resulted in lower prices as well as lower equipment volume primarily in Subsea & Drilling.

•
The decrease in operating profit was primarily market driven resulting in lower prices. Despite the effects of restructuring actions, profit decreased due to negative variable cost productivity. These decreases were partially offset by material deflation and increased other income including a reduction in foreign exchange transactional losses.

Segment revenues down $0.4 billion (6%);
Segment profit down $0.3 billion (43%):

•
The decrease in revenues was primarily driven by negative market conditions that resulted in lower equipment volume in Subsea & Drilling and Turbomachinery & Process Solutions. Revenues also decreased due to lower prices and the effects of a stronger U.S. dollar versus the euro and the pound sterling, partially offset by increased other income including a reduction in foreign exchange transactional losses.

•
The decrease in operating profit was primarily market driven resulting in lower prices. Despite the effects of restructuring actions and an increase in earnings in our long-term service contracts, profit decreased due to negative variable cost productivity. These decreases were partially offset by material deflation and increased other income including a reduction in foreign exchange transactional losses.

2017 2Q FORM 10-Q 21

MD&A	SEGMENT OPERATIONS | AVIATION

AVIATION

OPERATIONAL OVERVIEW
(Dollars in billions)

2017 YTD SUB-SEGMENT REVENUES

EQUIPMENT/SERVICES REVENUES

■ ■ Services ■ ■ Equipment

ORDERS

BACKLOG

■ ■ Services ■ ■ Equipment

■ ■ Services ■ ■ Equipment

UNIT SALES
	2Q 2016	2Q 2017	V	YTD 2016	YTD 2017	V
Commercial Engines	724	651	(73)	1,401	1282	(119)
LEAP Engines(a)	11	93	82	11	174	163
Military Engines	151	137	(14)	302	257	(45)
Spares Rate(b)	$19.0	$21.6	$2.6	$18.1	$21.6	$3.5
(a) LEAP engines are a subset of commercial engines (b) Commercial externally shipped spares and spares used in time & material shop visits in millions of dollars per day

22 2017 2Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | AVIATION

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES	SEGMENT PROFIT	SEGMENT PROFIT MARGIN

■ ■ Services ■ ■ Equipment

SEGMENT REVENUES & PROFIT WALK:
THREE MONTHS
	Revenues	Profit
June 30, 2016	$6.5	$1.3
Volume	—	—
Price	—	—
Foreign Exchange	—	—
(Inflation)/Deflation	N/A	—
Mix	N/A	—
Productivity	N/A	0.2
Other	—	—
June 30, 2017	$6.5	$1.5

SIX MONTHS
	Revenues	Profit
June 30, 2016	$12.8	$2.9
Volume	0.5	0.1
Price	0.1	0.1
Foreign Exchange	—	—
(Inflation)/Deflation	N/A	—
Mix	N/A	(0.1)
Productivity	N/A	0.3
Other	—	—
June 30, 2017	$13.3	$3.2

COMMENTARY: 2017 - 2016
Segment revenues flat;
Segment profit up $0.1 billion (11%):

•
Revenues remained flat as an increase in services volume including an increase in the commercial spares shipment rate, was offset by a decrease in equipment volume. Equipment volume decreased primarily due to 73 fewer Commercial engine shipments and 14 fewer Military engine shipments, partially offset by higher valued commercial shipments including 82 more LEAP engine shipments than in the prior year.

•	The increase in profit was mainly driven by positive cost productivity which more than offset negative LEAP margin impact.
Segment revenues up $0.6 billion (4%);
Segment profit up $0.3 billion (11%):

•
The increase in revenues was primarily due to higher services volume including an increase in the commercial spares shipment rate as well as military spare parts shipments, and higher prices. Equipment revenue decreased primarily due to 119 fewer Commercial engine shipments and 45 fewer Military engine shipments, partially offset by higher valued commercial shipments including 163 more LEAP engine shipments than in the prior year.

•
The increase in profit was mainly driven by positive cost productivity, higher services volume and higher prices for Commercial Engines & Services, partially offset by unfavorable business mix due to negative LEAP margin impact.

2017 2Q FORM 10-Q 23

MD&A	SEGMENT OPERATIONS | HEALTHCARE

HEALTHCARE

OPERATIONAL OVERVIEW
(Dollars in billions)

2017 YTD SUB-SEGMENT REVENUES

EQUIPMENT/SERVICES REVENUES

■ ■ Services ■ ■ Equipment

ORDERS

BACKLOG

■ ■ Services ■ ■ Equipment

■ ■ Services ■ ■ Equipment

24 2017 2Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | HEALTHCARE

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES	SEGMENT PROFIT	SEGMENT PROFIT MARGIN

■ ■ Services ■ ■ Equipment

SEGMENT REVENUES & PROFIT WALK:
THREE MONTHS
	Revenues	Profit
June 30, 2016	$4.5	$0.8
Volume	0.3	0.1
Price	(0.1)	(0.1)
Foreign Exchange	—	—
(Inflation)/Deflation	N/A	—
Mix	N/A	—
Productivity	N/A	0.1
Other	—	—
June 30, 2017	$4.7	$0.8

SIX MONTHS
	Revenues	Profit
June 30, 2016	$8.7	$1.4
Volume	0.5	0.1
Price	(0.1)	(0.1)
Foreign Exchange	(0.1)	—
(Inflation)/Deflation	N/A	(0.1)
Mix	N/A	—
Productivity	N/A	0.3
Other	—	—
June 30, 2017	$9.0	$1.5

COMMENTARY: 2017 - 2016
Segment revenues up $0.2 billion (4%);
Segment profit up 6%:

•	The increase in revenues was due to higher services and equipment volume driven by Healthcare Systems and Life Sciences, partially offset by lower prices at Healthcare Systems.

•
The increase in profit was mainly due to positive cost productivity driven by cost savings resulting from previous restructuring actions, as well as higher volume, partially offset by lower prices at Healthcare Systems.

Segment revenues up $0.3 billion (3%);
Segment profit up $0.1 billion (4%):

•
The increase in revenues was due to higher services and equipment volume driven by Healthcare Systems and Life Sciences, partially offset by lower prices at Healthcare Systems and the effects of a stronger U.S. dollar versus the euro and the Chinese renminbi.

•
The increase in profit was mainly due to positive cost productivity driven by cost savings resulting from previous restructuring actions, as well as higher volume, partially offset by lower prices at Healthcare Systems and inflation.

2017 2Q FORM 10-Q 25

MD&A	SEGMENT OPERATIONS | TRANSPORTATION

TRANSPORTATION

OPERATIONAL OVERVIEW
(Dollars in billions)

2017 YTD SUB-SEGMENT REVENUES

EQUIPMENT/SERVICES REVENUES

(a) Includes Marine, Stationary, Drilling and Digital

■ ■ Services ■ ■ Equipment

ORDERS

BACKLOG

■ ■ Services ■ ■ Equipment

■ ■ Services ■ ■ Equipment

UNIT SALES
	2Q 2016	2Q 2017	V	YTD 2016	YTD 2017	V
Locomotives	222	120	(102)	378	277	(101)

26 2017 2Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | TRANSPORTATION

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES	SEGMENT PROFIT	SEGMENT PROFIT MARGIN

■ ■ Services ■ ■ Equipment

SEGMENT REVENUES & PROFIT WALK:
THREE MONTHS
	Revenues	Profit
June 30, 2016	$1.2	$0.3
Volume	(0.2)	—
Price	—	—
Foreign Exchange	—	—
(Inflation)/Deflation	N/A	—
Mix	N/A	—
Productivity	N/A	—
Other	—	—
June 30, 2017	$1.1	$0.2

SIX MONTHS
	Revenues	Profit
June 30, 2016	$2.2	$0.4
Volume	(0.1)	—
Price	—	—
Foreign Exchange	—	—
(Inflation)/Deflation	N/A	—
Mix	N/A	—
Productivity	N/A	(0.1)
Other	—	—
June 30, 2017	$2.1	$0.4

COMMENTARY: 2017 - 2016
Segment revenues down $0.2 billion (14%);
Segment profit down $0.1 billion (26%):

•	The decrease in revenues was due to lower locomotive equipment volume as a result of decreased North America shipments, partially offset by increased international shipments.

•	The decrease in profit was driven by lower volume and negative cost productivity.

Segment revenues down $0.1 billion (5%);
Segment profit down $0.1 billion (18%):

•	The decrease in revenues was due to lower locomotive equipment volume as a result of decreased North America shipments, partially offset by increased international shipments.

•	The decrease in profit was driven by negative cost productivity and lower volume, partially offset by a favorable business mix.

2017 2Q FORM 10-Q 27

MD&A	SEGMENT OPERATIONS | ENERGY CONNECTIONS & LIGHTING

ENERGY CONNECTIONS & LIGHTING

OPERATIONAL OVERVIEW
(Dollars in billions)

2017 YTD SUB-SEGMENT REVENUES

EQUIPMENT/SERVICES REVENUES

(a) Includes Current, powered by GE

■ ■ Services ■ ■ Equipment

ORDERS

BACKLOG

■ ■ Services ■ ■ Equipment

■ ■ Services ■ ■ Equipment

28 2017 2Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | ENERGY CONNECTIONS & LIGHTING

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES	SEGMENT PROFIT	SEGMENT PROFIT MARGIN

■ ■ Services ■ ■ Equipment

SEGMENT REVENUES & PROFIT WALK:
THREE MONTHS
	Revenues	Profit
June 30, 2016	$4.4	$0.1
Volume	(1.1)	(0.1)
Price	—	—
Foreign Exchange	(0.1)	—
(Inflation)/Deflation	N/A	—
Mix	N/A	—
Productivity	N/A	0.1
Other	—	—
June 30, 2017	$3.2	$0.1

SIX MONTHS
	Revenues	Profit
June 30, 2016	$8.7	$0.2
Volume	(2.6)	(0.2)
Price	(0.1)	(0.1)
Foreign Exchange	(0.1)	—
(Inflation)/Deflation	N/A	—
Mix	N/A	—
Productivity	N/A	0.2
Other	—	—
June 30, 2017	$6.0	$0.1

COMMENTARY: 2017 - 2016
Segment revenues down $1.2 billion (27%);
Segment profit down $0.1 billion (39%):

•
The decrease in revenues was mainly due to the Appliances disposition in June 2016 as well as lower GE Lighting revenues driven by declines in traditional lighting product. Energy Connections revenues remained flat as increased volume at Grid Solutions was offset by a decrease at Power Conversion. Revenues also decreased due to the effects of a stronger U.S. dollar versus the pound sterling and the euro.

•
The decrease in profit was due to lower volume driven by the Appliances disposition in June 2016, partially offset by increases across Energy Connections, Current, and GE Lighting due to positive cost productivity including the effects of classifying Industrial Solutions as a business held for sale in the first quarter of 2017.

Segment revenues down $2.7 billion (31%);
Segment profit down $0.1 billion (33%):

•
The decrease in revenues was mainly due to the Appliances disposition in June 2016 as well as lower GE Lighting revenues driven by declines in traditional lighting product. Energy Connections remained flat as increased volume at Grid Solutions was offset by a decrease at Power Conversion. Revenues also decreased due to lower prices and the effects of a stronger U.S. dollar versus the pound sterling and the euro.

•
The decrease in profit was due to lower volume driven by the Appliances disposition in June 2016, as well as lower prices, partially offset by increases across Energy Connections, Current, and GE Lighting due to positive cost productivity including the effects of classifying Industrial Solutions as a business held for sale in the first quarter of 2017.

2017 2Q FORM 10-Q 29

MD&A	SEGMENT OPERATIONS | CAPITAL

CAPITAL

OPERATIONAL AND FINANCIAL OVERVIEW
(Dollars in billions)

2017 YTD SUB-SEGMENT REVENUES

SEGMENT REVENUES

SEGMENT PROFIT (LOSS)(a)

■ ■ Verticals ■ ■ Other Continuing

■ ■ Verticals ■ ■ Other Continuing
(a) Includes interest and other financial charges and income taxes

SIGNIFICANT TRENDS & DEVELOPMENTS

•
As of March 30, 2017, GE Capital’s non-US activities are no longer subject to consolidated supervision by the U.K.’s Prudential Regulation Authority (PRA). This completes GE Capital’s global exit from consolidated supervision, having had its designation as a Systemically Important Financial Institution (SIFI) removed in June 2016.

•	GE Capital paid common dividends of $2.0 billion and $4.0 billion to GE in the three months and six months ended June 30, 2017, respectively.

•
We test future policy benefit reserves associated with our run-off insurance activities for premium deficiencies annually. We have recently experienced elevated claim experience for a portion of our long-term care insurance products, which may result in a deficiency in reserves plus future premiums compared to future benefit payments. Should such a deficiency exist, we would record a charge to earnings in the second half of 2017 upon completion of this review. See Note 11 of the consolidated financial statements for further information.

30 2017 2Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | CAPITAL

COMMENTARY: 2017 - 2016

THREE MONTHS

Capital revenues decreased $0.3 billion, or 12%, primarily due to higher impairments, organic revenue declines, and lower gains.

Capital losses decreased $0.4 billion, or 71%, primarily due to lower treasury and headquarters operation expenses associated with the GE Capital Exit plan.

•	Within Capital, Verticals net earnings increased $0.1 billion, or 20%, due to core increases ($0.1 billion), partially offset by lower gains.

•	Other Capital losses decreased $0.3 billion, or 32%, primarily associated with the GE Capital Exit Plan as follows:

•	Lower headquarters operation expenses of $0.2 billion

•
Lower treasury operation expenses of $0.1 billion reflecting lower excess interest expense, including costs associated with the May 2016 debt tender and derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities.

SIX MONTHS

Capital revenues decreased $0.5 billion, or 9%, primarily due to organic revenue declines, lower gains and higher impairments.

Capital losses decreased $1.3 billion, or 85%, primarily due to lower treasury and headquarters operation expenses, lower preferred dividend expenses, and lower restructuring expenses associated with the GE Capital Exit Plan.

•	Within Capital, Verticals net earnings increased $0.1 billion, or 14%, due to core increases ($0.2 billion) and lower impairments ($0.1 billion), partially offset by lower gains ($0.1 billion).

•	Other Capital losses decreased $1.1 billion, or 47%, primarily associated with the GE Capital Exit Plan as follows:

•
Lower treasury operation expenses of $0.5 billion reflecting lower excess interest expense, including costs associated with the February and May 2016 debt tenders and derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities.

•	Lower headquarters operation expenses of $0.4 billion.

•	Lower preferred dividend expenses of $0.2 billion associated with the January 2016 preferred equity exchange.

2017 2Q FORM 10-Q 31

MD&A	CORPORATE ITEMS AND ELIMINATIONS

CORPORATE ITEMS AND ELIMINATIONS

REVENUES AND OPERATING PROFIT (COST)

	Three months ended June 30		Six months ended June 30
(In millions)	2017	2016	2017	2016

Revenues
Gains (losses) on disposals	$—	$3,129	$2	$3,188
Eliminations and other	(935)	(1,036)	(1,973)	(2,004)
Total Corporate Items and Eliminations	$(935)	$2,093	$(1,972)	$1,184

Operating profit (cost)
Gains (losses) on disposals	$—	$3,129	$2	$3,188
Restructuring and other charges	(709)	(1,188)	(1,728)	(1,874)
Principal retirement plans(a)	(551)	(479)	(1,085)	(947)
Eliminations and other	(323)	(487)	(780)	(964)
Total Corporate Items and Eliminations	$(1,583)	$974	$(3,592)	$(597)

CORPORATE COSTS

	Three months ended June 30		Six months ended June 30
(In millions)	2017	2016	2017	2016

Total Corporate Items and Eliminations	$(1,583)	$974	$(3,592)	$(597)
Less: non-operating pension cost	(560)	(511)	(1,138)	(1,023)
Total Corporate costs (operating)*	$(1,023)	$1,485	$(2,454)	$426
Less: restructuring and other charges	(709)	(1,188)	(1,728)	(1,874)
Less: gains (losses) on disposals	$—	3,129	2	3,188
Adjusted total corporate costs (operating)*	$(314)	$(456)	$(728)	$(887)

(a)
Included non-operating pension cost* of $0.6 billion and $0.5 billion in the three months ended June 30, 2017 and 2016, respectively, and $1.1 billion and $1.0 billion in the six months ended June 30, 2017 and 2016, respectively, which includes expected return on plan assets, interest costs and non-cash amortization of actuarial gains and losses.

2017 - 2016 COMMENTARY: THREE MONTHS ENDED JUNE 30

Revenues and other income decreased $3.0 billion, primarily as a result of:

•	$3.1 billion of lower gains due to the nonrecurrence of the sale of our Appliances business to Haier in the second quarter of 2016.

Operating costs increased $2.6 billion, primarily as a result of:

•	$3.1 billion of lower gains due to the nonrecurrence of the sale of our Appliances business to Haier in the second quarter of 2016, and

•	$0.1 billion of higher costs associated with our principal retirement plans, including the effects of lower discount rates.

These increases to operating costs were partially offset by the following:

•	$0.5 billion of lower restructuring and other charges, and

•	$0.1 billion of lower corporate structural costs.

*Non-GAAP Financial Measure

32 2017 2Q FORM 10-Q

MD&A	CORPORATE ITEMS AND ELIMINATIONS

2017 - 2016 COMMENTARY: SIX MONTHS ENDED JUNE 30

Revenues and other income decreased $3.2 billion, primarily as a result of:

•
$3.2 billion of lower gains due to the nonrecurrence of a $3.1 billion gain from the sale of our Appliances business to Haier in the second quarter of 2016 and a $0.1 billion gain from the sale of two floors in 30 Rockefeller Plaza, New York City in the first quarter of 2016.

Operating costs increased $3.0 billion, primarily as a result of:

•
$3.2 billion of lower gains due to the nonrecurrence of a $3.1 billion gain from the sale of our Appliances business to Haier in the second quarter of 2016 and a $0.1 billion gain from the sale of two floors in 30 Rockefeller Plaza, New York City in the first quarter of 2016, and

•	$0.1 billion of higher costs associated with our principal retirement plans, including the effects of lower discount rates.

These increases to operating costs were partially offset by the following:

•	$0.2 billion of lower corporate structural costs, and

•	$0.1 billion of lower restructuring and other charges.

RESTRUCTURING

Restructuring actions are an essential component of our cost improvement efforts to both existing operations and those recently acquired. Restructuring and other charges relate primarily to workforce reductions, facility exit costs associated with the consolidation of sales, service and manufacturing facilities, the integration of recent acquisitions, including Alstom, and other asset write-downs. We continue to closely monitor the economic environment and may undertake further restructuring actions to more closely align our cost structure with earnings and cost reduction goals.

RESTRUCTURING & OTHER CHARGES
	Three months ended June 30		Six months ended June 30
(In billions)	2017	2016	2017	2016

Workforce reductions	$0.2	$0.4	$0.7	$0.6
Plant closures & associated costs and other asset write-downs	0.3	0.6	0.5	0.7
Acquisition/disposition net charges	0.2	0.1	0.4	0.4
Other	—	0.1	0.1	0.2
Total	$0.7	$1.2	$1.7	$1.9

2017 - 2016 COMMENTARY: THREE MONTHS ENDED JUNE 30

For the three months ended June 30, 2017, restructuring and other charges were $0.7 billion of which approximately $0.4 billion was reported in cost of products/services and $0.3 billion was reported in selling, general and administrative expenses (SG&A). These activities were primarily at Corporate, Oil & Gas and Renewable Energy. Cash expenditures for restructuring and other charges were approximately $0.4 billion for three months ended June 30, 2017.

For the three months ended June 30, 2016, restructuring and other charges were $1.2 billion of which approximately $0.8 billion was reported in cost of products/services and $0.4 billion was reported in SG&A. These activities were primarily at Oil & Gas, Power and Healthcare. Cash expenditures for restructuring and other charges were approximately $0.3 billion for the three months ended June 30, 2016.

2017 - 2016 COMMENTARY: SIX MONTHS ENDED JUNE 30

For the six months ended June 30, 2017, restructuring and other charges were $1.7 billion of which approximately $1.1 billion was reported in cost of products/services and $0.6 billion was reported in SG&A. These activities were primarily at Power, Corporate and Energy Connections & Lighting. Cash expenditures for restructuring and other charges were approximately $1.0 billion for six months ended June 30, 2017.

For the six months ended June 30, 2016, restructuring and other charges were $1.9 billion of which approximately $1.2 billion was reported in cost of products/services and $0.6 billion was reported in SG&A. These activities were primarily at Oil & Gas, Power and Healthcare. Cash expenditures for restructuring and other charges were approximately $0.7 billion for the six months ended June 30, 2016.

2017 2Q FORM 10-Q 33

MD&A	CORPORATE ITEMS AND ELIMINATIONS

COSTS NOT INCLUDED IN SEGMENT RESULTS

As discussed in the Segment Operations section within the MD&A, certain amounts are not included in industrial segment results because they are excluded from measurement of their operating performance for internal and external purposes. The amount of costs not included in segment results follows.

COSTS
	Three months ended June 30		Six months ended June 30
(In billions)	2017	2016	2017	2016

Power	$0.1	$0.3	$0.5	$0.5
Renewable Energy	0.1	0.1	0.2	0.2
Oil & Gas	0.1	0.4	0.2	0.5
Aviation	—	—	—	0.1
Healthcare	0.1	0.1	0.1	0.3
Transportation	—	0.1	0.1	0.2
Energy Connections & Lighting	0.1	0.1	0.3	0.2
Total	$0.6	$1.2	$1.4	$1.9

34 2017 2Q FORM 10-Q

MD&A	OTHER CONSOLIDATED INFORMATION

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

GE and GE Capital file a consolidated U.S. federal income tax return. This enables GE and GE Capital to use tax deductions and credits of one member of the group to reduce the tax that otherwise would have been payable by another member of the group. The effective tax rate reflects the benefit of these tax reductions in the consolidated return. GE makes cash payments to GE Capital for tax reductions and GE Capital pays for tax increases at the time GE’s tax payments are due.

See Other Consolidated Information - Income Taxes section and Critical Accounting Estimates - Income Taxes section within MD&A in our Annual Report on Form 10-K for the year ended December 31, 2016 for further information on income taxes.

CONSOLIDATED – THREE AND SIX MONTHS ENDED JUNE 30
(Dollars in billions)

PROVISION (BENEFIT) FOR INCOME TAXES
2017 – 2016 COMMENTARY: THREE MONTHS ENDED JUNE 30

•	The consolidated income tax rate was 1% and 12% for the quarters ended June 30, 2017 and 2016, respectively.

•	The second quarter 2017 consolidated tax rate reflects a 104% tax rate on $0.2 billion of pre-tax loss at GE Capital and a 13% tax rate on $1.7 billion of pre-tax income at GE.

•	The second quarter 2016 consolidated tax rate reflects a 27% tax rate on $0.6 billion of pre-tax loss at GE Capital and a 14% tax rate on $4.4 billion of pre-tax income at GE.

•	The consolidated tax provision includes $0.2 billion and $0.6 billion for GE (excluding GE Capital) for the second quarters of 2017 and 2016, respectively.

•
Consolidated income tax expense was insignificant in the second quarter of 2017 and $0.5 billion for the second quarter of 2016. The decrease in tax expense is primarily due to the decrease in pre-tax income taxed at above the average tax rate primarily from the non-repeat of the Appliances disposition and a larger benefit from global activities, partially offset by a smaller adjustment in the second quarter of 2017 compared to the second quarter of 2016 to bring the tax rate in-line with the lower projected full-year rate and the non-repeat of deductible stock loss.

2017 2Q FORM 10-Q 35

MD&A	OTHER CONSOLIDATED INFORMATION

2017 – 2016 COMMENTARY: SIX MONTHS ENDED JUNE 30

•	The consolidated tax rate was 1% in the first six months of 2017 compared to 7% in the first six months of 2016.

•	The first six months of 2017 consolidated tax rate reflects a 99% tax rate on $0.3 billion of pre-tax loss at GE Capital and a 14% tax rate on $2.7 billion of pre-tax income at GE.

•	The first six months of 2016 consolidated tax rate reflects a 32% tax rate on $1.6 billion of pre-tax loss at GE Capital and a 14% tax rate on $5.6 billion of pre-tax income at GE.

•	The consolidated tax provision includes $0.4 billion and $0.8 billion for GE (excluding GE Capital) for the first six months of 2017 and 2016, respectively.

•
Consolidated income tax expense was insignificant for the first six months of 2017 compared to $0.3 billion for the first six months of 2016. The decrease in tax expense is primarily due to the decrease in pre-tax income taxed at above the average tax rate primarily from the non-repeat of the Appliances disposition and a larger benefit from global activities. This decrease was partially offset by the adjustment to increase the 2017 year-to-date rate to be in-line with the higher projected full-year rate compared to the decrease in the 2016 year-to-date rate to be in-line with the lower projected full-year rate and the non-repeat of deductible stock loss.

The effective tax rate in future periods is expected to increase as a result of changes in our income profile due to changes in GE Capital earnings as we continue to execute on the GE Capital Exit Plan. We expect the GE effective tax rate excluding GE Capital earnings to be approximately 10% for the full year of 2017.

See Note 13 to the consolidated financial statements for additional information related to income taxes.

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

A substantial portion of the benefit related to business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate is derived from our GECAS aircraft leasing operations located in Ireland where the earnings are taxed at 12.5%, from our Power operations located in Switzerland and Hungary where the earnings are taxed at between 9% and 18.6%, and our Healthcare operations in Europe where tax deductions are allowed for certain intangible assets and earnings are taxed below the U.S. statutory rate.

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

See Notes 2 and 18 to the consolidated financial statements for additional information related to discontinued operations.

36 2017 2Q FORM 10-Q

MD&A	STATEMENT OF FINANCIAL POSITION

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

MAJOR CHANGES IN OUR FINANCIAL POSITION FOR THE SIX MONTHS ENDED
JUNE 30, 2017

•
Cash and equivalents decreased $4.1 billion. GE Cash and equivalents increased $3.7 billion due to the issuance of long-term debt, primarily to fund acquisitions, of $8.6 billion, long-term intercompany loans from GE Capital of $4.1 billion and common dividends from GE Capital of $4.0 billion. The increase was partially offset by payments of dividends to shareowners of $4.2 billion, treasury stock net purchases of $2.7 billion (cash basis), business acquisitions of $2.6 billion, net PP&E additions of $1.4 billion, the settlement of the remaining portion of a 2016 short-term loan from GE Capital of $1.3 billion and cash used for industrial operating activities of $0.4 billion. GE Capital Cash and equivalents decreased $7.8 billion primarily driven by $13.0 billion net repayments of debt, $4.2 billion in payments of dividends to shareowners, long-term intercompany loans to GE of $4.1 billion, partially offset by $5.0 billion in maturities of liquidity investments, $2.8 billion in net collections of financing receivables, $2.2 billion related to cash collections from discontinued operations, $1.8 billion of proceeds from borrowings assumed by the buyer in a business disposition and $1.3 billion settlement of the remaining portion of a 2016 short-term loan to GE. See the Statement of Cash Flows section for additional information.

•
Investment securities decreased $4.3 billion, primarily due to maturities of liquidity portfolio investments at GE Capital. See Note 3 to the consolidated financial statements for additional information.

•
Contract assets increased $3.8 billion, primarily due to adjustments driven by lower forecasted cost to complete the contracts and timing of billings relative to revenue recognition on our long-term equipment and service contracts.

•
Assets of businesses held for sale increased $2.4 billion, primarily due to the classification of our Industrial Solutions business, within our Energy Connections & Lighting segment, as held for sale in the first quarter of 2017. See Note 2 to the consolidated financial statements for additional information.

•	Assets of discontinued operations decreased $7.0 billion, primarily due to the disposition of businesses at GE Capital. See Note 2 to the consolidated financial statements for additional information.

•
Borrowings decreased $1.8 billion, primarily due to net repayment of debt at GE Capital of $13.0 billion, partially offset by the issuance of long-term debt at GE of $8.6 billion, primarily to fund acquisitions, and the effects of currency exchange of $2.5 billion. See Note 10 to the consolidated financial statements for additional information.

•
Liabilities of discontinued operations decreased $3.2 billion, primarily driven by the disposition of businesses at GE Capital. See Note 2 to the consolidated financial statements for additional information.

•	Common stock held in treasury increased $2.6 billion, primarily due to treasury stock purchases of $3.6 billion (book basis), partially offset by treasury stock issuances of $1.0 billion.

2017 2Q FORM 10-Q 37

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

FINANCIAL RESOURCES AND LIQUIDITY

LIQUIDITY AND BORROWINGS

We maintain a strong focus on liquidity. At both GE and GE Capital we manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations throughout business cycles.

Our liquidity and borrowing plans for GE and GE Capital are established within the context of our annual financial and strategic planning processes. At GE, our liquidity and funding plans take into account the liquidity necessary to fund our operating commitments, which include primarily purchase obligations for inventory and equipment, payroll and general expenses (including pension funding). We also take into account our capital allocation and growth objectives, including paying dividends, repurchasing shares, investing in research and development and acquiring industrial businesses. At GE, we rely primarily on cash generated through our operating activities, any dividend payments from GE Capital, and also have historically maintained a commercial paper program, with a balance of $2 billion at June 30, 2017, that we regularly use to fund operations in the U.S., principally within the quarters. In addition, as part of our liquidity management process, GE and GE Capital may periodically enter into short-term intercompany loans which are repaid within the same quarter.

As part of GE’s previously formulated and communicated plan to incur new long-term debt primarily to fund acquisitions, during the second quarter of 2017, GE completed issuances of €8,000 million senior unsecured debt, composed of €1,750 million of 0.375% Notes due 2022, €2,000 million of 0.875% Notes due 2025, €2,250 million of 1.50% Notes due 2029 and €2,000 million of 2.125% Notes due 2037. During the first quarter of 2017, GE and GE Capital entered into a series of intercompany loans totaling $4.1 billion, which utilized a portion of GE Capital's excess unsecured term debt. Such intercompany loans collectively have a weighted average interest rate and term of 3.6% and approximately 15 years, respectively. The remaining $1.3 billion short-term intercompany loan balance at December 31, 2016 was paid by GE in January 2017.

Based on asset and liability management actions we have taken, GE Capital does not plan to issue any incremental GE Capital senior unsecured term debt until 2019. GE Capital's global commercial paper balance totaled $5.0 billion at June 30, 2017. GE Capital mainly relies on excess cash positions, cash generated through dispositions, and the cash flow from our Verticals to fund our debt maturities, including the current portion of long-term debt ($17.8 billion at June 30, 2017), and our operating and interest costs. GE Capital's liquidity position is targeted to meet its obligations under both normal and stressed conditions. We expect to maintain an elevated liquidity position as we generate cash from asset sales, returning to more normalized levels in 2019. During this period we expect to continue to have excess interest costs as asset sales have outpaced our debt maturities. While we maintain elevated liquidity levels, we may engage in liability management actions, such as buying back debt, based on market and economic conditions in order to reduce our excess interest costs.

We maintain a detailed liquidity policy for GE Capital that defines GE Capital's liquidity risk tolerance under stress based on its liquidity sources, and a comprehensive framework for managing liquidity risk including metrics to identify and monitor liquidity risk and procedures to escalate and address potential issues.

In 2015, senior unsecured notes and commercial paper were assumed by GE upon its merger with GE Capital resulting in an intercompany receivable and payable between GE and GE Capital. On the GE balance sheet, assumed debt is presented within borrowings with an offsetting receivable from GE Capital and on the GE Capital balance sheet, this is reflected as an intercompany payable to GE within borrowings. The intercompany receivable and payable are further reduced by certain intercompany loans from GE Capital to GE, which bear the right of offset against amounts owed under the assumed debt agreement (see Note 10 for additional information). The following table illustrates total GE and GE Capital external debt and debt assumed by GE as of June 30, 2017.

June 30, 2017 (in billions)	GE	GE Capital	Consolidated(a)

External debt	$81.9	$54.7	$134.4

Debt assumed by GE from GE Capital	(52.3)	52.3	—
Intercompany loans	4.1	(4.1)	—
Total intercompany payable (receivable) between GE and GE Capital	(48.2)	48.2	—

Debt adjusted for assumed debt and intercompany loans	$33.7	$102.9	$134.4

(a)	Includes $2.2 billion elimination of other intercompany borrowings between GE and GE Capital.

38 2017 2Q FORM 10-Q

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

LIQUIDITY SOURCES

In addition to GE cash of $14.2 billion at June 30, 2017, GE Capital maintained liquidity sources of $36.9 billion that consisted of cash and equivalents of $29.8 billion, high-quality investments of $6.5 billion and cash and equivalents of $0.5 billion classified as discontinued operations. Additionally, at June 30, 2017, GE has $20.0 billion of committed unused credit lines extended by 36 banks in a syndicated credit facility agreement, as well as $5.2 billion of committed operating lines extended by nine banks. GE Capital has the right to compel GE to borrow under these credit lines and transfer the proceeds as loans to GE Capital.

CASH AND EQUIVALENTS
(In billions)	June 30, 2017		June 30, 2017

GE(a)	$14.2	U.S.	$9.8
GE Capital(b)	29.8	Non-U.S.(c)	34.3

(a)
At June 30, 2017, $4.4 billion of GE cash and equivalents was held in countries with currency controls that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. These funds are available to fund operations and growth in these countries and we do not currently anticipate a need to transfer these funds to the U.S.

(b)	At June 30, 2017, GE Capital cash and equivalents of about $0.4 billion were primarily in insurance entities and were subject to regulatory restrictions.

(c)
Of this amount at June 30, 2017, $4.8 billion is held outside of the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund our needs in the U.S. on a short-term basis through short-term loans, without being subject to U.S. tax. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and the total of all such loans is required to be outstanding for less than 60 days during the year. If we were to repatriate this cash, we would be subject to additional U.S. income taxes and foreign withholding taxes.

COMMERCIAL PAPER
(In billions)	GE	GE Capital

Average commercial paper borrowings during the second quarter of 2017	$16.0	$5.0
Maximum commercial paper borrowings outstanding during the second quarter of 2017	19.6	5.1

GE Capital commercial paper maturities have historically been funded principally through new commercial paper issuances and at GE are substantially repaid before quarter-end using indefinitely reinvested overseas cash, which as discussed above, is available for use in the U.S. on a short-term basis without being subject to U.S. tax.

We securitize financial assets as an alternative source of funding. At June 30, 2017, consolidated non-recourse securitization borrowings were $0.7 billion.

FOREIGN CURRENCY

As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies are euro, the pound sterling, the Brazilian real and the Chinese renminbi. The results of operating entities reported in currencies other than U.S. dollar are translated to the U.S. dollar at the applicable exchange rate for inclusion in the financial statements. We use a number of techniques to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. The foreign currency effect arising from operating activities outside of the U.S., including the remeasurement of derivatives, can result in significant transactional foreign currency fluctuations at points in time, but will generally be offset as the underlying hedged item is recognized in earnings. The effects of foreign currency fluctuations, decreased net earnings by $0.1 billion for the six months ended June 30, 2017.

See Notes 16 and 21 to the consolidated financial statements for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

2017 2Q FORM 10-Q 39

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

STATEMENT OF CASH FLOWS - SIX MONTHS ENDED JUNE 30, 2017 VERSUS 2016

CONSOLIDATED CASH FLOWS

We evaluate our cash flow performance by reviewing our industrial (non-GE Capital) businesses and GE Capital businesses separately. Cash from operating activities (CFOA) is the principal source of cash generation for our industrial businesses.

GE CASH FLOWS – SIX MONTHS ENDED JUNE 30
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

40 2017 2Q FORM 10-Q

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

2017 – 2016 COMMENTARY

GE cash from operating activities decreased $7.2 billion primarily due to the following:

•	GE Capital paid common dividends to GE totaling $4.0 billion in 2017 compared to $11.0 billion in 2016.

•	Cash used for industrial operating activities amounted to $0.4 billion and $0.2 billion in 2017 and 2016, respectively, primarily due to the following:

•	Net income plus depreciation and deferred income taxes of $3.4 billion in 2017 compared to $6.6 billion in 2016, which included an after-tax gain of $1.8 billion from the sale of Appliances.

•
Cash used for working capital of $0.6 billion and $1.9 billion in 2017 and 2016, respectively. The decrease was primarily due to reduction in inventory build, partially offset by an increase in cash used for accounts payable.

•
An increase in contract assets of $3.2 billion and $2.4 billion in 2017 and 2016, respectively, primarily due to adjustments driven by lower forecasted cost to complete the contracts and timing of billings relative to revenue recognition on our long-term equipment and service contracts.

•	See Note 21 to the consolidated financial statements for further information regarding cash sources and uses as well as non-cash adjustments to net income reported as All other operating activities.

GE cash used for investing activities increased $6.9 billion primarily due to the following:

•
Business acquisition activities of $2.6 billion, primarily driven by the acquisition of LM Wind Power for $1.6 billion (net of cash acquired) and ServiceMax for $0.9 billion (net of cash acquired) in 2017.

•	The sale of our Appliances business for proceeds of $4.8 billion in 2016.

•	This is partially offset by the funding of a joint venture at our Aviation business of $0.3 billion in 2016.

GE cash from financing activities increased $17.8 billion primarily due to the following:

•	Net repurchases of GE treasury shares of $2.7 billion and $14.3 billion in 2017 and 2016, respectively.

•
A net increase in borrowings of $11.7 billion in 2017, mainly driven by the issuance of long-term debt of $8.6 billion, primarily to fund acquisitions, and long-term loans from GE Capital to GE of $4.1 billion, partially offset by the settlement of the remaining portion of a 2016 short-term loan from GE Capital to GE of $1.3 billion, compared to a net increase in borrowings of $5.5 billion in 2016, primarily driven by a short-term loan from GE Capital to GE of $5.0 billion.

GE CAPITAL CASH FLOWS – SIX MONTHS ENDED JUNE 30
(Dollars in billions)

OPERATING CASH FLOWS		INVESTING CASH FLOWS		FINANCING CASH FLOWS

2016	2017	2016	2017	2016	2017

2017 2Q FORM 10-Q 41

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

2017 – 2016 COMMENTARY-CONTINUING OPERATIONS:

GE Capital cash from operating activities-continuing operations increased $1.5 billion primarily due to the following:

•	Lower income tax payments of $1.1 billion and a general increase in cash generated from earnings of continuing operations.

•	These increases were partially offset by a net decrease in cash collateral received from counterparties on derivative contracts of $0.5 billion.

GE Capital cash from investing activities-continuing operations decreased $29.5 billion primarily due to the following:

•	Net proceeds from the sales of our discontinued operations of $0.8 billion in 2017 compared to $42.9 billion in 2016.

•	Investments and maturities of $6.8 billion related to interest bearing deposits reflecting maturities of $10.4 billion and investments of $3.6 billion in 2016.

•	Net cash received from derivative settlements of $0.1 billion in 2017 compared to $1.0 billion in 2016.

•	These decreases were partially offset by the following increases:

•	Investment securities of $10.7 billion related to investments of $5.7 billion in 2016 and maturities of $5.0 billion in 2017.

▪
Long-term loans from GE Capital to GE of $4.1 billion, partially offset by the settlement of the remaining portion of a 2016 short-term loan from GE Capital to GE of $1.3 billion in 2017 compared to a short-term loan from GE Capital to GE of $5.0 billion in 2016.

•	Higher net collections of financing receivables of $1.6 billion in 2017.

•	A general reduction in funding related to discontinued operations.

GE Capital cash used for financing activities-continuing operations decreased $37.9 billion primarily due to the following:

•	Lower net repayments of borrowings of $13.0 billion compared to $44.5 billion in 2016.

•	GE Capital paid common dividends to GE totaling $4.0 billion compared to $11.0 billion in 2016.

GE CAPITAL DISCONTINUED OPERATIONS CASH FLOWS – SIX MONTHS ENDED JUNE 30
(Dollars in billions)

OPERATING CASH FLOWS		INVESTING CASH FLOWS		FINANCING CASH FLOWS

2016	2017	2016	2017	2016	2017
2017 – 2016 COMMENTARY-DISCONTINUED OPERATIONS:

GE Capital cash used for operating activities-discontinued operations decreased $4.0 billion primarily due to the following:

•	Lower cash paid for income taxes in 2017.

GE Capital cash used for investing activities-discontinued operations decreased $8.7 billion primarily due to the following:

•	The sale of bank deposits of $16.5 billion resulting in net cash paid in conjunction with the sale of GE Capital Bank's U.S. online deposit platform during 2016.

•	Reduction in funding from continuing operations (primarily our treasury operations).

•	Sale of bank deposits for $0.5 billion resulting in net cash paid related to our Consumer platform during 2017.

42 2017 2Q FORM 10-Q

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

GE Capital cash from financing activities-discontinued operations increased $2.6 billion primarily due to the following:

•	Debt issued of $1.8 billion by a discontinued business sold during the first quarter of 2017.

•	Lower repayment of borrowings and bank deposit activity of $0.7 billion.

INTERCOMPANY TRANSACTIONS BETWEEN GE AND GE CAPITAL

We are repositioning GE to be the world’s best infrastructure and technology company, with a smaller financial services division. Our focus is on driving infrastructure leadership, investing in innovation and achieving a culture of simplification to better serve our customers around the world. Over the last decade, we have made significant strides in transforming our portfolio and focusing on our industrial leadership. We have grown our infrastructure platforms with major portfolio moves, investing in adjacencies and pursuing opportunities that are closely related to our core.

In parallel, we have made a concentrated effort to reduce the size of our GE Capital business and align its growth with Industrial earnings. As a result, GE Capital Verticals are now focused on investing financial, human and intellectual capital to promote growth for our industrial businesses and their customers. GE Capital accomplishes this in part through related party transactions with GE that are made on an arms-length basis and are reported in the respective GE and GE Capital columns of our financial statements, but are eliminated in deriving our consolidated financial statements. These transactions include, but are not limited to, the following:

•	GE Capital dividends to GE,

•	GE Capital working capital solutions to optimize GE cash management,

•	GE Capital enabled GE industrial orders, and

•	Aircraft engines, power equipment, renewable energy equipment and healthcare equipment manufactured by GE that are installed on GE Capital investments, including leased equipment.

In addition to the above transactions that primarily enable growth for the GE businesses, there are routine related party transactions, which include, but are not limited to, the following:

•	Expenses related to parent-subsidiary pension plans,

•	Buildings and equipment leased between GE and GE Capital, including sale-leaseback transactions,

•	Information technology (IT) and other services sold to GE Capital by GE

•	Settlements of tax liabilities, and

•	Various investments, loans and allocations of GE corporate overhead costs.

CASH FLOWS

GE Capital paid $4.0 billion and $11.0 billion of common dividends to GE in the six months ended June 30, 2017 and 2016, respectively.

In order to manage credit exposure, GE sells current receivables to GE Capital and other third parties in part to fund the growth of our industrial businesses. These transactions can result in cash generation or cash use. During any given period, GE receives cash from the sale of receivables to GE Capital and other third parties. GE also leverages GE Capital for its expertise in receivables collection services and sales of receivables to GE Capital are made on an arm’s length basis. The incremental amount of cash received from sales of receivables represents the cash generated or used in the period relating to this activity. The effect of cash generated in GE CFOA from current receivables sold to GE Capital, including current receivables subsequently sold to third parties, decreased GE’s CFOA by $2.5 billion and $2.0 billion in the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, GE Capital had approximately $10.6 billion recorded on its balance sheet related to current receivables purchased from GE. Of these amounts, approximately half had been sold by GE to GE Capital with recourse (i.e., the GE business retains the risk of default). The evaluation of whether recourse transactions qualify for accounting derecognition is based, in part, upon the legal jurisdiction of the sale; as such, the majority of recourse transactions outside the U.S. qualify for sale treatment. Claims by GE Capital on receivables sold with recourse to GE have not been significant for the six months ended June 30, 2017 and 2016.

In December 2016, GE Capital entered into a Receivables Facility with members of a bank group, designed to provide extra liquidity to GE. The Receivables Facility allows us to sell eligible current receivables on a non-recourse basis for cash and a deferred purchase price to members of the bank group. The purchase commitment of the bank group remains at $3.0 billion at June 30, 2017. See Note 4 to the consolidated financial statements for further information.

2017 2Q FORM 10-Q 43

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

ENABLED ORDERS

Enabled orders represent the act of introducing, elevating and influencing customers and prospects that result in an industrial sale, potentially coupled with programmatic captive financing or driving incremental products or services across the GE Store. During the six months ended June 30, 2017 and 2016, GE Capital enabled $6.1 billion and $4.0 billion of GE industrial orders, respectively. 2017 orders are primarily with our Power ($2.7 billion), Renewable Energy ($1.9 billion), Healthcare ($0.6 billion) and Oil & Gas ($0.5 billion) and businesses.

AVIATION

During the six months ended June 30, 2017 and 2016, GE Capital acquired 22 aircraft (list price totaling $3.1 billion) and 19 aircraft (list price totaling $2.2 billion), respectively, from third parties that will be leased to others, which are powered by engines that were manufactured by GE Aviation and affiliates. Additionally, GE Capital had $1.5 billion of net book value of engines, originally manufactured by GE Aviation and affiliates and subsequently leased back to GE Aviation and affiliates at both June 30, 2017 and December 31, 2016.

POWER, RENEWABLE ENERGY AND AVIATION

GE leverages GE Capital for its expertise in structuring long-term financing arrangements with certain Power, Renewable Energy and Aviation customers for the purchase of equipment, upgrades and long-term service contracts. These arrangements are made on an arm’s length basis and fair value adjustments are recognized within the results of our Power, Renewable Energy and Aviation segments. Any associated deferred income recorded by GE Capital is eliminated in our consolidated results. In relation to these arrangements, GE Capital had approximately $2.1 billion and $1.9 billion of long-term financing receivables outstanding, net of deferred income of approximately $0.3 billion and $0.3 billion reported on its balance sheet at June 30, 2017 and December 31, 2016, respectively. The effect of cash generated in GE CFOA from long-term financing arrangements with GE Capital increased GE's CFOA by $0.3 billion and $0.5 billion in the six months ended June 30, 2017 and 2016, respectively.

PENSIONS

GE Capital is a member of certain GE Pension Plans.  As a result of the GE Capital Exit Plan, GE Capital will have additional funding obligations for these pension plans. These obligations do not relate to the Verticals and are recognized as an expense in GE Capital’s other continuing operations when they become probable and estimable. The additional funding obligations recognized by GE Capital were $0.1 billion and $0.3 billion for the three and six months ended June 30, 2017, respectively, and $0.1 billion and $0.3 billion for the three and six months ended June 30, 2016, respectively.

Certain of this additional funding is recorded as a contra pension expense for GE because GE’s related future pension obligations will be paid by GE Capital. For certain other pension plan funding obligations triggered by the GE Capital Exit Plan, GE agreed to assume the funding obligation that would have been triggered by GE Capital at the date of exit from the plan in exchange for an assumption fee that GE recorded as Other income. There was no cash transferred to GE for the assumption of these GE Capital funding obligations for the three and six months ended June 30, 2017. The total cash transferred for similar funding obligations assumed by GE from GE Capital for the three and six months ended June 30, 2016 were zero and $0.1 billion, respectively.

On a consolidated basis, the additional required pension funding and any related assumption fees do not affect current period earnings. Any additional required pension funding will be reflected as a reduction of the pension liability when paid.

GE GUARANTEE OF GE CAPITAL THIRD-PARTY TRANSACTIONS

In certain instances, GE provides guarantees to GE Capital transactions with third parties primarily in connection with enabled orders. In order to meet its underwriting criteria, GE Capital may obtain a direct guarantee from GE related to the performance of the third party. GE guarantees can take many forms and may include, but not be limited to, direct performance or payment guarantees, return on investment guarantees, asset value guarantees and loss pool arrangements. As of June 30, 2017, GE had outstanding guarantees to GE Capital on $1.3 billion of funded exposure and $0.1 billion of unfunded commitments. The recorded amount of these contingent liabilities was $0.1 billion as of June 30, 2017 and is dependent upon individual transaction level defaults, losses and/or returns.

GE GUARANTEE OF CERTAIN GE CAPITAL DEBT

GE provides implicit and explicit support to GE Capital through commitments, capital contributions and operating support. As previously discussed, debt assumed by GE from GE Capital in connection with the merger of GE Capital into GE was $52.3 billion, and GE guaranteed $44.1 billion of GE Capital debt at June 30, 2017. See Notes 10 and 20 to the consolidated financial statements for additional information.

44 2017 2Q FORM 10-Q

MD&A	CRITICAL ACCOUNTING ESTIMATES

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

2017 2Q FORM 10-Q 45

MD&A	OTHER ITEMS

OTHER ITEMS

NEW ACCOUNTING STANDARDS

ASU NO. 2016-16, ACCOUNTING FOR INCOME TAXES: INTRA-ENTITY TRANSFERS OF ASSETS OTHER THAN INVENTORY

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

Please refer to the Other Items - New Accounting Standards section within MD&A in our Annual Report on Form 10-K for the year ended December 31, 2016, for incremental discussion of the expected financial statement effects of the adoption of the standard, including an initial estimate of the non-cash charge to our January 1, 2016 retained earnings, the estimated change to our 2016 reported earnings per share and the expected impact to 2018 earnings per share. These estimates are based on many variables, which are subject to change. As we continue to work through the implementation effort required to adopt the standard, we will continue to refine these initial estimates.

46 2017 2Q FORM 10-Q

MD&A	OTHER ITEMS

GE DIGITAL

GE Digital's activities are focused on assisting in the market development of our digital product offerings through software design, fulfillment and product management, while also interfacing with our customers. Digital revenues include internally developed software and associated hardware, including Predix and software solutions that improve our customers’ asset performance. These revenues are largely generated from our operating businesses and are included in their segment results.

Revenues were $1.0 billion for the three months ended June 30, 2017, an increase of $0.1 billion or 12%, compared to revenues of $0.9 billion for the three months ended June 30, 2016. Revenues were $1.9 billion for the six months ended June 30, 2017, an increase of $0.2 billion or 14%, compared to revenues of $1.7 billion for the six months ended June 30, 2016. These increases were principally driven by Power and Non-GE Verticals.

Orders were $1.3 billion for the three months ended June 30, 2017, an increase of $0.4 billion or 39%, compared to orders of $1.0 billion for the three months ended June 30, 2016. Orders were $2.3 billion for the six months ended June 30, 2017, an increase of $0.4 billion or 24%, compared to orders of $1.9 billion for the six months ended June 30, 2016. These increases were principally driven by Power and Oil & Gas.

2017 2Q FORM 10-Q 47

MD&A	OTHER ITEMS

IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT OF 2012

The Company is making the following disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934.  Under Section 13(r) of the Securities Exchange Act of 1934, enacted in 2012, GE is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in business activities relating to Iran, even if those activities are conducted in accordance with authorizations subsequently issued by the U.S. Government. Reportable activities include investments that significantly enhance Iran’s ability to develop petroleum resources valued at $20 million or more in the aggregate during a twelve-month period. Reporting is also required for transactions related to Iran’s domestic production of refined petroleum products or Iran’s ability to import refined petroleum products valued at $5 million or more in the aggregate during a twelve-month period.

In January 2016, the U.S. Department of Treasury’s Office of Foreign Assets Control (OFAC) issued General License H authorizing U.S.-owned or controlled foreign entities to engage in transactions with Iran if these entities meet the requirements of the general license. Pursuant to this authorization, a non-U.S. affiliate of GE’s Oil & Gas business received five purchase orders during the second quarter of 2017 for the sale of goods pursuant to General License H that could potentially enhance Iran’s ability to develop petroleum resources. The purchase orders cover the sale of pumps and spare parts for gas turbine equipment for ultimate end use by Iranian companies in oil and gas production projects in Iran. These purchase orders are valued at €5.0 million ($5.7 million), €1.6 million ($1.7 million),  €0.3 million ($0.4 million),  €0.2 million ($0.2 million), and €0.1 million ($0.1 million).  This non-US affiliate did not recognize any revenue or profit during the quarter ending June 30, 2017 for these or any previously reported transactions.

A second non-U.S. affiliate of GE’s Oil & Gas business also booked a modification of a previously reported contract to add additional scope valued at €0.1 million ($0.1 million).  The contract covered technical services related to the commissioning of centrifugal and gas compressors.  The non-US affiliate also received one purchase order during the second quarter of 2017 for the sale of spare parts that could potentially enhance Iran’s ability to develop petroleum resources valued at €0.3 million ($0.4 million). This non-US affiliate attributed €0.1 million ($0.1 million) in gross revenues and €0.1 million ($0.1 million) in net profits to these transactions during the quarter ending June 30, 2017.

A non-U.S. affiliate of GE’s Power business received four purchase orders pursuant to General License H valued at €6.0 million ($6.7 million), €2.5 million ($2.8 million), €0.1 million ($0.1 million), and less than €0.1 million (less than $0.1 million) during the second quarter of 2017. The purchase orders cover the sale of spare parts, rotors, and generators to an Iranian customer that could contribute to the maintenance or expansion of Iran’s domestic production of petrochemical products. This non-US affiliate did not recognize revenue or profit associated with these or previously reported transactions during the quarter ending June 30, 2017.

All of these non-U.S. affiliates intend to continue the activities described above.

For additional information on business activities related to Iran, please refer to the Other Items section within MD&A in our our Form 10-Q for the quarter ended March 31, 2017.

48 2017 2Q FORM 10-Q

MD&A	SUPPLEMENTAL INFORMATION

SUPPLEMENTAL INFORMATION

FINANCIAL MEASURES THAT SUPPLEMENT U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES MEASURES (NON-GAAP FINANCIAL MEASURES)

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with GAAP. Certain of these data are considered “non-GAAP financial measures” under SEC rules. Specifically, we have referred, in various sections of this report, to:

•	Industrial segment organic revenues

•	Operating and non-operating pension cost

•	Adjusted corporate costs (operating)

•	Industrial operating earnings and GE Capital earnings (loss) from continuing operations and EPS

•	Industrial operating + Verticals earnings and EPS

•	Industrial operating profit and operating profit margin (excluding certain items)

•	Industrial cash flows from operating activities (Industrial CFOA) and Industrial CFOA excluding deal taxes and GE Pension Plan funding

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

2017 2Q FORM 10-Q 49

MD&A	SUPPLEMENTAL INFORMATION

INDUSTRIAL SEGMENT ORGANIC REVENUES
	Three months ended June 30			Six months ended June 30
(In millions)	2017	2016	V%	2017	2016	V%

Industrial segment revenues (GAAP)	$28,047	$28,630	(2)%	$54,063	$54,499	(1)%
Adjustments:
Acquisitions	218	14		349	16
Business dispositions	—	1,239		10	2,795
Currency exchange rates	(162)	—		(270)	—
Industrial segment organic revenues (Non-GAAP)	$27,992	$27,376	2%	$53,973	$51,688	4%

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

OPERATING AND NON-OPERATING PENSION COST
	Three months ended June 30		Six months ended June 30
(In millions)	2017	2016	2017	2016

Service cost for benefits earned	$254	$291	$543	$606
Prior service cost amortization	72	76	145	152
Curtailment loss (gain)	—	(1)	43	(1)
Operating pension cost (Non-GAAP)	326	366	731	757

Expected return on plan assets	(849)	(836)	(1,698)	(1,670)
Interest cost on benefit obligations	712	735	1,429	1,469
Net actuarial loss amortization	697	612	1,407	1,224
Non-operating pension cost (Non-GAAP)	560	511	1,138	1,023
Total principal pension plans cost (GAAP)	$886	$877	$1,869	$1,780
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

50 2017 2Q FORM 10-Q

MD&A	SUPPLEMENTAL INFORMATION

ADJUSTED CORPORATE COSTS (OPERATING)
	Three months ended June 30		Six months ended June 30
(In millions)	2017	2016	2017	2016

Total Corporate Items and Eliminations (GAAP)	$(1,583)	$974	$(3,592)	$(597)
Less: non-operating pension cost (Non-GAAP)	(560)	(511)	(1,138)	(1,023)
Total Corporate costs (operating) (Non-GAAP)	$(1,023)	$1,485	$(2,454)	$426
Less: restructuring and other charges	(709)	(1,188)	(1,728)	(1,874)
Less: gains (losses) on disposals	—	3,129	2	3,188
Adjusted total corporate costs (operating) (Non-GAAP)	$(314)	$(456)	$(728)	$(887)

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

INDUSTRIAL OPERATING EARNINGS AND GE CAPITAL EARNINGS (LOSS) FROM CONTINUING OPERATIONS AND EPS
	Three months ended June 30			Six months ended June 30
(Dollars in millions; except per-share amounts)	2017	2016	V%	2017	2016	V%

Consolidated earnings (loss) from continuing operations attributable to GE common shareowners (GAAP)	$1,338	$3,300	(59)%	$2,196	$3,548	(38)%
Non-operating pension cost	560	511		1,138	1,023
Tax effect on non-operating pension cost(a)	(196)	(179)		(398)	(358)
Adjustment: non-operating pension cost (net of tax)	364	332		740	665
Operating earnings (loss) (Non-GAAP)	1,702	3,632	(53)%	2,936	4,213	(30)%

Less: GE Capital earnings (loss) from continuing operations attributable to GE common shareowners	(172)	(600)		(219)	(1,492)
Industrial operating earnings (loss) (Non-GAAP)	$1,873	$4,232	(56)%	$3,155	$5,705	(45)%

Earnings (loss) per share (EPS) – diluted(b)
Consolidated EPS from continuing operations attributable to GE common shareowners (GAAP)	$0.15	$0.36	(58)%	$0.25	$0.38	(34)%
Adjustment: non-operating pension cost (net of tax)	0.04	0.04		0.08	0.07
Operating EPS (Non-GAAP)	0.19	0.39	(51)%	0.33	0.45	(27)%
Less: GE Capital EPS from continuing operations attributable to GE common shareowners (GAAP)	(0.02)	(0.07)	71%	(0.02)	(0.16)	88%
Industrial operating EPS (Non-GAAP)	$0.21	$0.46	(54)%	$0.36	$0.61	(41)%

(a)	The tax effect on non-operating pension cost was calculated using a 35% U.S. federal statutory tax rate, based on its applicability to such cost.

(b)	Earnings per share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.

Operating earnings (loss) excludes non-service related pension cost of our principal pension plans, comprising interest cost, expected return on plan assets and amortization of actuarial gains/losses. The service cost, prior service cost and curtailment loss components of our principal pension plans are included in operating earnings. We believe that these components of pension cost better reflect the ongoing service-related cost of providing pension benefits to our employees. As such, we believe that our measure of operating earnings (loss) provides management and investors with a useful measure of the operational results of our business. Other components of GAAP pension cost are mainly driven by capital allocation decisions and market performance, and we manage these separately from the operational performance of our businesses. Neither GAAP nor operating pension cost are necessarily indicative of the current or future cash flow requirements related to our pension plans. We believe that this measure, considered along with the corresponding GAAP measure, provides management and investors with additional information for comparison of our operating results to the operating results of other companies. We also believe that presenting operating earnings separately for our industrial businesses provides management and investors with useful information about the relative size of our industrial and financial services businesses in relation to the total company.

2017 2Q FORM 10-Q 51

MD&A	SUPPLEMENTAL INFORMATION

INDUSTRIAL OPERATING + VERTICALS EARNINGS AND EPS
	Three months ended June 30			Six months ended June 30
(Dollars in millions; except per-share amounts)	2017	2016	V%	2017	2016	V%

GE Capital earnings (loss) from continuing operations attributable to GE common shareowners (GAAP)	$(172)	$(600)	71%	$(219)	$(1,492)	85%
Less: GE Capital other continuing earnings (loss) (Other Capital)(a)	(716)	(1,051)		(1,298)	(2,440)
Verticals earnings(b)	544	452	20%	1,079	948	14%
Industrial operating earnings (Non-GAAP)	1,873	4,232	(56)%	3,155	5,705	(45)%
Industrial operating earnings + Verticals earnings (Non-GAAP)	$2,418	$4,684	(48)%	$4,234	$6,653	(36)%

Earnings (loss) per share (EPS) - diluted(c)
GE Capital EPS from continuing operations attributable to GE common shareowners	$(0.02)	$(0.07)	71%	$(0.02)	$(0.16)	88%
Less: GE Capital other continuing EPS (Other Capital)	(0.08)	(0.11)		(0.15)	(0.26)
Verticals EPS	$0.06	$0.05	20%	$0.12	$0.10	20%
Industrial operating EPS (Non-GAAP)	0.21	0.46	(54)%	0.36	0.61	(41)%
Industrial operating + Verticals EPS (Non-GAAP)	$0.28	$0.51	(45)%	$0.48	$0.72	(33)%

Consolidated EPS from continuing operations attributable to GE common shareowners (GAAP)	$0.15	$0.36	(58)%	$0.25	$0.38	(34)%
Less: non-operating pension cost (net of tax)	(0.04)	(0.04)		(0.08)	(0.07)
Less: Other Capital	(0.08)	(0.11)		(0.15)	(0.26)
Industrial operating + Verticals EPS (Non-GAAP)	$0.28	$0.51	(45)%	$0.48	$0.71	(32)%

(a)	Includes interest on non-Verticals borrowings, restructuring costs and allocations of GE and GE Capital headquarters costs in excess of those allocated to the Verticals.

(b)
Verticals include businesses expected to be retained (GECAS, Energy Financial Services, Industrial Finance, and run-off insurance activities), including allocated corporate after-tax costs of $25 million in both the three months ended June 30, 2017 and 2016, and $50 million in both the six months ended June 30, 2017 and 2016.

(c)	Earnings per share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.

As described above, Verticals represents the GE Capital businesses that we expect to retain. We believe that presenting Industrial operating + Verticals earnings-per-share amounts provides management and investors with a useful measure to evaluate the performance of the businesses we expect to retain after the disposition of most of our financial services business.

52 2017 2Q FORM 10-Q

MD&A	SUPPLEMENTAL INFORMATION

INDUSTRIAL OPERATING PROFIT AND OPERATING PROFIT MARGIN (EXCLUDING CERTAIN ITEMS)
	Three months ended June 30		Six months ended June 30
(Dollars in millions)	2017	2016	2017	2016

Revenues
GE total revenues and other income	$27,421	$30,604	$52,902	$55,210
Less: GE Capital earnings (loss) from continuing operations	(172)	(600)	(219)	(1,492)
GE revenues and other income excluding GE Capital earnings (loss) (Industrial revenues) (GAAP)	27,593	31,204	53,121	56,702

Less: gains on disposals	—	3,129	2	3,188
Adjusted Industrial revenues (Non-GAAP)	$27,593	$28,075	$53,119	$53,515

Costs
GE total costs and expenses	$25,883	$26,756	$50,441	$51,069
Less: GE interest and other financial charges	637	567	1,200	1,007
Industrial costs excluding interest and other financial charges (GAAP)	25,247	26,189	49,241	50,062

Less: non-operating pension cost	560	511	1,138	1,023
Less: restructuring and other charges	709	1,188	1,728	1,874
Less: noncontrolling interests	18	82	96	199
Adjusted Industrial costs (Non-GAAP)	$23,960	$24,408	$46,278	$46,965

Industrial profit (GAAP)	2,346	5,015	3,881	6,640
Industrial margins (GAAP)	8.5%	16.1%	7.3%	11.7%

Industrial operating profit (Non-GAAP)	$3,633	3,667	$6,842	$6,550
Industrial operating profit margins (Non-GAAP)	13.2%	13.1%	12.9%	12.2%

We have presented our Industrial operating profit and operating profit margin excluding gains, non-operating pension cost, restructuring and other charges and noncontrolling interests. We believe that Industrial operating profit and operating profit margin adjusted for these items are meaningful measures because they increase the comparability of period-to-period results.

2017 2Q FORM 10-Q 53

MD&A	SUPPLEMENTAL INFORMATION

INDUSTRIAL CASH FLOWS FROM OPERATING ACTIVITIES (INDUSTRIAL CFOA) AND INDUSTRIAL CFOA EXCLUDING DEAL TAXES AND GE PENSION PLAN FUNDING
	Six months ended June 30
(In millions)	2017	2016	V%

Cash from GE's operating activities (continuing operations), as reported (GAAP)	$3,585	$10,767	(67)%
Adjustments: dividends from GE Capital	4,016	11,000
Industrial CFOA (Non-GAAP)	$(431)	$(233)	(85)%
Adjustments:
Deal taxes	51	700
GE Pension Plan funding	217	—
Industrial CFOA excluding deal taxes and GE Pension Plan funding (Non-GAAP)	$(163)	$467	U

We define “Industrial CFOA” as GE’s cash from operating activities (continuing operations) less the amount of dividends received by GE from GE Capital. This reflects the effects of intercompany transactions, which include, but are not limited to, the following: GE Capital working capital solutions to optimize GE cash management; GE Capital enabled GE industrial orders; aircraft engines, power equipment, renewable energy equipment and healthcare equipment manufactured by GE that are installed on GE Capital investments, including leased equipment; expenses related to parent-subsidiary pension plans; buildings and equipment leased between GE and GE Capital, including sale-leaseback transactions; information technology (IT) and other services sold to GE Capital by GE; and various investments, loans and allocations of GE corporate overhead costs.

We believe that investors may find it useful to compare GE's operating cash flows without the effect of GE Capital dividends, since these dividends are not representative of the operating cash flows of our industrial businesses and can vary from period-to-period based upon the results of the financial services businesses. We also believe that investors may find it useful to compare Industrial CFOA excluding the effects of deal taxes paid related to the 2016 Appliances sale, the 2017 Baker Hughes transaction and contributions to our GE Pension Plan. Management recognizes that these measures may not be comparable to cash flow results of companies which contain both industrial and financial services businesses, but believes that this comparison is aided by the provision of additional information about the amounts of dividends paid by our financial services business and the separate presentation in our financial statements of the GE Capital cash flows. We believe that our measure of Industrial CFOA and Industrial CFOA excluding deal-related taxes and GE Pension Plan contributions provides management and investors with useful measures to compare the capacity of our industrial operations to generate operating cash flow with the operating cash flow of other non-financial businesses and companies and as such provides useful measures to supplement the reported GAAP CFOA measure.

54 2017 2Q FORM 10-Q

OTHER

CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2017, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

2017 2Q FORM 10-Q 55

OTHER FINANCIAL DATA

OTHER FINANCIAL DATA

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program(a)	Approximate dollar value of shares that may yet be purchased under our share repurchase program(a)
(Shares in thousands)

2017
April	32,144	$29.93	32,144
May	5,036	27.91	5,036
June	5,328	28.67	5,328
Total	42,508	$29.53	42,508	$21.1	billion

(a)
Shares were repurchased through the 2015 GE Share Repurchase Program (the Program). As of June 30, 2017, we were authorized to repurchase up to $50.0 billion of our common stock through 2018 and we had repurchased a total of approximately $28.9 billion under the Program. The Program is flexible and shares will be acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public.

56 2017 2Q FORM 10-Q

LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

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

Five WMC cases are pending in the United States District Court for the District of Connecticut. Four of these cases were initiated in 2012, and one was initiated in the third quarter 2013. Deutsche Bank National Trust Company (Deutsche Bank) is the adverse party in four cases, and Law Debenture Trust Company of New York (Law Debenture) is the adverse party in one case. The Deutsche Bank complaints assert claims on approximately $4,300 million of mortgage loans and seek to recover damages in excess of approximately $1,800 million. The Law Debenture complaint asserts claims on approximately $800 million of mortgage loans, and alleges losses on these loans in excess of approximately $425 million. In September 2016, WMC and Deutsche Bank agreed to settle all claims arising out of the four securitizations at issue in the Connecticut lawsuits, subject to judicial approvals. In October 2016, Deutsche Bank filed petitions for instruction in California state court seeking judicial instructions that Deutsche Bank’s entry into the settlement agreements was a reasonable exercise of its discretion and approving the distribution of settlement proceeds pursuant to the terms of each trust’s governing documents. No bondholder in any of these securitizations has objected to the proposed settlements. On July 17, 2017, the court entered a judgment and order granting Deutsche Bank’s petitions. The period to file an appeal will expire, at the latest, 120 days after entry of judgment.

Four cases are pending against WMC in New York State Supreme Court, all of which were initiated by securitization trustees or securities administrators. These cases involve, in the aggregate, claims involving approximately $4,559 million of mortgage loans. One of these lawsuits was initiated by Deutsche Bank in the second quarter 2013 and names as defendants WMC and Barclays Bank PLC. It involves claims against WMC on approximately $1,000 million of mortgage loans and does not specify the amount of damages sought. In September 2016, WMC and Deutsche Bank agreed to settle all claims arising out of the two securitizations at issue in this lawsuit, subject to judicial approvals. In October 2016, Deutsche Bank filed petitions for instruction in California state court seeking judicial instructions that Deutsche Bank’s entry into the settlement agreements was a reasonable exercise of its discretion and approving the distribution of settlement proceeds pursuant to the terms of each trust’s governing documents. On March 30 and April 2, 2017, bondholders in these two securitizations filed objections to the proposed settlements. The court set an initial hearing on these objections for July 27, 2017. The second case, in which the plaintiff is The Bank of New York Mellon (BNY), was initiated in the fourth quarter 2012 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A. BNY asserts claims on approximately $1,300 million of mortgage loans, and seeks to recover damages in excess of $650 million. In the second quarter, WMC and J.P. Morgan reached an agreement with the securitization trustee to settle this case, subject to court approval, and the trustee filed an action in Minnesota state court seeking such approval on July 11, 2017. The court has set an initial hearing in this matter for September 11, 2017. The third case was initiated by BNY in November 2013 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A. In this case, BNY asserts claims on approximately $1,300 million of mortgage loans, and seeks to recover damages in excess of $600 million. On September 18, 2015, the court granted defendants’ motion to dismiss this case on statute of limitations grounds, and the plaintiff filed a notice of appeal on October 21, 2015. On May 11, 2017, the intermediate appellate court affirmed the dismissal of WMC, and the plaintiff is seeking leave to appeal this decision to the New York Court of Appeals. The fourth case was filed in October 2014 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A. The plaintiff, BNY, asserts claims on approximately $959 million of mortgage loans and seeks to recover damages in excess of $475 million. On September 7, 2016, the court granted WMC’s motion to dismiss this case on statute of limitations grounds, and an appeal from this decision is pending in the intermediate appellate court.

One case is pending against WMC in the United States District Court for the Southern District of New York. The case was initiated by the Federal Housing Finance Agency (FHFA) in the fourth quarter 2012. In the second quarter 2013, Deutsche Bank, in its role as securitization trustee, intervened as a plaintiff and filed a complaint relating to approximately $1,300 million of loans and alleging losses in excess of approximately $100 million. In December 2013, the District Court issued an order denying WMC’s motion to dismiss but, on its own motion, ordered re-briefing on several issues raised by WMC’s motion to dismiss in February 2015. On July 10, 2015, the District Court entered an order dismissing the lawsuit as time-barred under the applicable statute of limitations. Deutsche Bank filed a notice of appeal from this order of dismissal on August 13, 2015, and the United States Court of Appeals for the Second Circuit heard oral argument on June 10, 2016. In September 2016, WMC and Deutsche Bank agreed to settle all claims arising out of the securitization at issue in this lawsuit, subject to judicial approval. In October 2016, Deutsche Bank filed a petition for instruction in California state court seeking judicial instructions that Deutsche Bank’s entry into the settlement agreement was a reasonable exercise of its discretion and approving the distribution of settlement proceeds pursuant to the terms of the trust’s governing documents. No bondholder in this securitization has objected to the proposed settlement. On July 17, 2017, the court entered a judgment and order granting Deutsche Bank’s petition. The period to file an appeal will expire, at the latest, 120 days after entry of judgment.

2017 2Q FORM 10-Q 57

LEGAL PROCEEDINGS

The amounts of the claims at issue in these cases (discussed above) reflect the purchase price or unpaid principal balances of the mortgage loans at issue at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. All of the mortgage loans involved in these lawsuits are included in WMC’s reported claims at June 30, 2017. See Note 18 to the consolidated financial statements for additional information.

On January 23, 2017, the ResCap Liquidating Trust, as successor to Residential Funding Company, LLC (RFC), filed a lawsuit seeking unspecified damages against WMC in the United States District Court for the District of Minnesota arising from alleged breaches in representations and warranties made by WMC in connection with the sale of approximately $840 million in loans to RFC over a period of time preceding RFC’s filing for bankruptcy protection in May 2012.

In December 2015, we learned that, as part of continuing industry-wide investigation of subprime mortgages, the Civil Division of the U.S. Department of Justice is investigating potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) by WMC and its affiliates arising out of the origination, purchase or sale of residential mortgage loans between January 1, 2005 and December 31, 2007. The Justice Department subsequently issued subpoenas to WMC and GE Capital, and we are cooperating with the Justice Department’s investigation, including providing documents and witnesses for interviews.

Alstom legacy matters. In connection with our acquisition of Alstom’s Thermal, Renewables and Grid businesses in November 2015, we are subject to legacy legal proceedings and legal compliance risks that relate to claimed anti-competitive conduct or improper payments by Alstom in the pre-acquisition period. See Note 18 to the consolidated financial statements for additional information.

EC merger notification objections.  In July 2017, the European Commission (EC) issued a statement of objections with its preliminary conclusion that GE provided incorrect or misleading information about its research and development activities regarding high-power offshore wind turbines during the EC’s review of GE’s planned acquisition of LM Wind.  If the EC concludes that GE’s alleged violation of the merger notification rules was intentional or negligent, it could impose a fine of up to 1% of GE’s annual revenues.  We are cooperating with the EC’s investigation.

58 2017 2Q FORM 10-Q

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AND NOTES

2017 2Q FORM 10-Q 59

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)
	Three months ended June 30
	General Electric Company and consolidated affiliates
(In millions; per-share amounts in dollars)	2017	2016

Revenues and other income
Sales of goods	$18,364	$18,865
Sales of services	8,875	9,163
Other income	298	3,150
GE Capital earnings (loss) from continuing operations	—	—
GE Capital revenues from services	2,022	2,316
Total revenues and other income	29,558	33,494

Costs and expenses
Cost of goods sold	15,501	15,690
Cost of services sold	6,292	6,693
Selling, general and administrative expenses	4,287	4,883
Interest and other financial charges	1,174	1,326
Investment contracts, insurance losses and insurance annuity benefits	657	776
Other costs and expenses	133	303
Total costs and expenses	28,044	29,670

Earnings (loss) from continuing operations before income taxes	1,515	3,824
Benefit (provision) for income taxes	(15)	(461)
Earnings (loss) from continuing operations	1,499	3,363
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(146)	(541)
Net earnings (loss)	1,354	2,823
Less net earnings (loss) attributable to noncontrolling interests	(14)	(86)
Net earnings (loss) attributable to the Company	1,367	2,908
Preferred stock dividends	(182)	(152)
Net earnings (loss) attributable to GE common shareowners	$1,185	$2,756

Amounts attributable to GE common shareowners
Earnings (loss) from continuing operations	$1,499	$3,363
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(21)	(89)
Earnings (loss) from continuing operations attributable to the Company	1,520	3,452
Preferred stock dividends	(182)	(152)
Earnings (loss) from continuing operations attributable
to GE common shareowners	1,338	3,300
Earnings (loss) from discontinued operations, net of taxes	(146)	(541)
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	7	3
Net earnings (loss) attributable to GE common shareowners	$1,185	$2,756

Per-share amounts (Note 15)
Earnings (loss) from continuing operations
Diluted earnings (loss) per share	$0.15	$0.36
Basic earnings (loss) per share	$0.15	$0.36

Net earnings (loss)
Diluted earnings (loss) per share	$0.13	$0.30
Basic earnings (loss) per share	$0.14	$0.30

Dividends declared per common share	$0.24	$0.23
Amounts may not add due to rounding.
See accompanying notes.

60 2017 2Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS) (CONTINUED)
(UNAUDITED)

	Three months ended June 30
	GE(a)		Financial Services (GE Capital)
(In millions; per-share amounts in dollars)	2017	2016	2017	2016

Revenues and other income
Sales of goods	$18,426	$18,912	$33	$29
Sales of services	8,867	9,238	—	—
Other income	300	3,054	—	—
GE Capital earnings (loss) from continuing operations	(172)	(600)	—	—
GE Capital revenues from services	—	—	2,413	2,742
Total revenues and other income	27,421	30,604	2,446	2,771

Costs and expenses
Cost of goods sold	15,571	15,742	27	24
Cost of services sold	5,757	6,216	520	552
Selling, general and administrative expenses	3,919	4,231	498	733
Interest and other financial charges	637	567	771	958
Investment contracts, insurance losses and insurance annuity benefits	—	—	682	815
Other costs and expenses	—	—	144	313
Total costs and expenses	25,883	26,756	2,641	3,394

Earnings (loss) from continuing operations before income taxes	1,538	3,847	(195)	(623)
Benefit (provision) for income taxes	(218)	(629)	202	168
Earnings (loss) from continuing operations	1,320	3,218	7	(454)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(152)	(544)	(146)	(541)
Net earnings (loss)	1,167	2,674	(138)	(995)
Less net earnings (loss) attributable to noncontrolling interests	(18)	(82)	4	(4)
Net earnings (loss) attributable to the Company	1,185	2,756	(142)	(991)
Preferred stock dividends	—	—	(182)	(152)
Net earnings (loss) attributable to GE common shareowners	$1,185	$2,756	$(324)	$(1,143)

Amounts attributable to GE common shareowners:
Earnings (loss) from continuing operations	$1,320	$3,218	$7	$(454)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(18)	(82)	(3)	(7)
Earnings (loss) from continuing operations attributable to the Company	1,338	3,300	10	(448)
Preferred stock dividends	—	—	(182)	(152)
Earnings (loss) from continuing operations attributable
to GE common shareowners	1,338	3,300	(172)	(600)
Earnings (loss) from discontinued operations, net of taxes	(152)	(544)	(146)	(541)
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	—	—	7	3
Net earnings (loss) attributable to GE common shareowners	$1,185	$2,756	$(324)	$(1,143)

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

Amounts may not add due to rounding.
In the consolidating data on this page, “GE” means the basis of consolidation as described in Note 1 to the consolidated financial statements; “GE Capital” means GE Capital Global Holdings, LLC (GECGH) or its predecessor General Electric Capital Corporation (GECC) and all of their affiliates and associated companies. Separate information is shown for “GE” and “Financial Services (GE Capital).” Transactions between GE and GE Capital have been eliminated from the “General Electric Company and consolidated affiliates” columns on the prior page.

2017 2Q FORM 10-Q 61

MD&A

STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)
	Six months ended June 30
	General Electric Company
	and consolidated affiliates
(In millions; per-share amounts in dollars)	2017	2016

Revenues and other income
Sales of goods	$35,176	$36,073
Sales of services	17,291	17,269
Other income	465	3,158
GE Capital earnings (loss) from continuing operations	—	—
GE Capital revenues from services	4,286	4,838
Total revenues and other income	57,219	61,339

Costs and expenses
Cost of goods sold	29,991	30,278
Cost of services sold	12,162	12,466
Selling, general and administrative expenses	8,793	9,491
Interest and other financial charges	2,313	3,062
Investment contracts, insurance losses and insurance annuity benefits	1,291	1,417
Other costs and expenses	323	562
Total costs and expenses	54,872	57,276

Earnings (loss) from continuing operations before income taxes	2,346	4,063
Benefit (provision) for income taxes	(31)	(284)
Earnings (loss) from continuing operations	2,315	3,779
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(385)	(849)
Net earnings (loss)	1,931	2,930
Less net earnings (loss) attributable to noncontrolling interests	(90)	(207)
Net earnings (loss) attributable to the Company	2,020	3,137
Preferred stock dividends	(216)	(441)
Net earnings (loss) attributable to GE common shareowners	$1,804	$2,695

Amounts attributable to GE common shareowners
Earnings (loss) from continuing operations	$2,315	$3,779
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(97)	(210)
Earnings (loss) from continuing operations attributable to the Company	2,412	3,989
Preferred stock dividends	(216)	(441)
Earnings (loss) from continuing operations attributable
to GE common shareowners	2,196	3,548
Earnings (loss) from discontinued operations, net of taxes	(385)	(849)
Less net earnings (loss) attributable to noncontrolling interests,
discontinued operations	7	3
Net earnings (loss) attributable to GE common shareowners	$1,804	$2,695

Per-share amounts (Note 15)
Earnings (loss) from continuing operations
Diluted earnings (loss) per share	$0.25	$0.38
Basic earnings (loss) per share	$0.25	$0.39

Net earnings (loss)
Diluted earnings (loss) per share	$0.20	$0.29
Basic earnings (loss) per share	$0.21	$0.29

Dividends declared per common share	$0.48	$0.46

Amounts may not add due to rounding.
See accompanying notes.

62 2017 2Q FORM 10-Q

MD&A

STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)

	Six months ended June 30
	GE(a)		Financial Services (GE Capital)
(In millions; per-share amounts in dollars)	2017	2016	2017	2016

Revenues and other income
Sales of goods	$35,264	$36,124	$62	$54
Sales of services	17,420	17,432	—	—
Other income	437	3,146	—	—
GE Capital earnings (loss) from continuing operations	(219)	(1,492)	—	—
GE Capital revenues from services	—	—	5,065	5,602
Total revenues and other income	52,902	55,210	5,127	5,656

Costs and expenses
Cost of goods sold	30,092	30,339	50	44
Cost of services sold	11,210	11,509	1,082	1,120
Selling, general and administrative expenses	7,939	8,214	1,073	1,607
Interest and other financial charges	1,200	1,007	1,582	2,389
Investment contracts, insurance losses and insurance annuity benefits	—	—	1,318	1,486
Other costs and expenses	—	—	358	581
Total costs and expenses	50,441	51,069	5,461	7,227

Earnings (loss) from continuing operations before income taxes	2,461	4,141	(334)	(1,571)
Benefit (provision) for income taxes	(361)	(793)	330	509
Earnings (loss) from continuing operations	2,100	3,349	(4)	(1,062)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(392)	(852)	(388)	(849)
Net earnings (loss)	1,708	2,496	(392)	(1,911)
Less net earnings (loss) attributable to noncontrolling interests	(96)	(199)	6	(8)
Net earnings (loss) attributable to the Company	1,804	2,695	(398)	(1,903)
Preferred stock dividends	—	—	(216)	(441)
Net earnings (loss) attributable to GE common shareowners	$1,804	$2,695	$(614)	$(2,344)

Amounts attributable to GE common shareowners:
Earnings (loss) from continuing operations	$2,100	$3,349	$(4)	$(1,062)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(96)	(199)	(1)	(11)
Earnings (loss) from continuing operations attributable to the Company	2,196	3,548	(3)	(1,051)
Preferred stock dividends	—	—	(216)	(441)
Earnings (loss) from continuing operations attributable
to GE common shareowners	2,196	3,548	(219)	(1,492)
Earnings (loss) from discontinued operations, net of taxes	(392)	(852)	(388)	(849)
Less net earnings (loss) attributable to noncontrolling interests,
discontinued operations	—	—	7	3
Net earnings (loss) attributable to GE common shareowners	$1,804	$2,695	$(614)	$(2,344)

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

Amounts may not add due to rounding.
In the consolidating data on this page, “GE” means the basis of consolidation as described in Note 1 to the consolidated financial statements; “GE Capital” means GE Capital Global Holdings, LLC (GECGH) or its predecessor General Electric Capital Corporation (GECC) and all of their affiliates and associated companies. Separate information is shown for “GE” and “Financial Services (GE Capital).” Transactions between GE and GE Capital have been eliminated from the “General Electric Company and consolidated affiliates” columns on the prior page.

2017 2Q FORM 10-Q 63

FINANCIAL STATEMENTS

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended June 30		Six months ended June 30
(In millions)	2017	2016	2017	2016

Net earnings (loss)	$1,354	$2,823	$1,931	$2,930
Less net earnings (loss) attributable to noncontrolling interests	(14)	(86)	(90)	(207)
Net earnings (loss) attributable to the Company	$1,367	$2,908	$2,020	$3,137

Other comprehensive income (loss)
Investment securities	$243	$397	$191	$617
Currency translation adjustments	525	55	1,341	57
Cash flow hedges	(10)	(25)	9	30
Benefit plans	560	382	1,610	933
Other comprehensive income (loss)	1,318	810	3,151	1,636
Less other comprehensive income (loss) attributable to noncontrolling interests	1	3	7	6
Other comprehensive income (loss) attributable to the Company	$1,317	$807	$3,144	$1,631

Comprehensive income (loss)	$2,672	$3,633	$5,082	$4,566
Less comprehensive income (loss) attributable to noncontrolling interests	(13)	(82)	(83)	(201)
Comprehensive income (loss) attributable to the Company	$2,685	$3,715	$5,164	$4,767

Amounts presented net of taxes.
Amounts may not add due to rounding.
See accompanying notes.

64 2017 2Q FORM 10-Q

FINANCIAL STATEMENTS

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY
(UNAUDITED)

	Six months ended June 30
(In millions)	2017	2016

Shareowners' equity balance at January 1	$75,828	$98,274
Net earnings (loss) attributable to the Company	2,020	3,137
Dividends and other transactions with shareowners	(4,393)	(4,680)
Redemption value adjustment for redeemable noncontrolling interests	(114)	(110)
Other comprehensive income (loss) attributable to the Company	3,144	1,631
Net sales (purchases) of shares for treasury	(2,579)	(12,585)
Changes in other capital	244	(674)
Ending balance at June 30	74,148	84,991
Noncontrolling interests	1,634	1,693
Total equity balance at June 30	$75,783	$86,684

Amounts may not add due to rounding.
See accompanying notes.

2017 2Q FORM 10-Q 65

FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL POSITION
	General Electric Company and consolidated affiliates
(In millions, except share amounts)	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and equivalents	$44,049	$48,129
Investment securities (Note 3)	39,968	44,313
Current receivables (Note 4)	21,447	24,076
Inventories (Note 5)	22,843	22,354
Financing receivables – net (Note 6)	12,149	12,242
Other GE Capital receivables	6,156	5,944
Property, plant and equipment – net (Note 7)	50,167	50,518
Receivable from GE Capital (debt assumption)	—	—
Investment in GE Capital	—	—
Goodwill (Note 8)	72,335	70,438
Other intangible assets – net (Note 8)	16,929	16,436
Contract assets (Note 9)	28,924	25,162
All other assets	27,318	27,176
Deferred income taxes (Note 13)	1,241	1,833
Assets of businesses held for sale (Note 2)	4,096	1,745
Assets of discontinued operations (Note 2)	7,850	14,815
Total assets(a)	$355,473	$365,183

Liabilities and equity
Short-term borrowings (Note 10)	$30,044	$30,714
Accounts payable, principally trade accounts	13,283	14,435
Progress collections and price adjustments accrued	17,162	16,760
Dividends payable	2,090	2,107
Other GE current liabilities	16,755	17,564
Non-recourse borrowings of consolidated securitization entities (Note 10)	682	417
Long-term borrowings (Note 10)	103,676	105,080
Investment contracts, insurance liabilities and insurance annuity benefits (Note 11)	26,471	26,086
Non-current compensation and benefits	42,621	43,780
All other liabilities	21,607	22,912
Liabilities of businesses held for sale (Note 2)	1,195	656
Liabilities of discontinued operations (Note 2)	911	4,158
Total liabilities(a)	276,498	284,668

Redeemable noncontrolling interests (Note 14)	3,193	3,025

Preferred stock (5,944,250 shares outstanding at both June 30, 2017 and December 31, 2016)	6	6
Common stock (8,657,946,000 and 8,742,614,000 shares outstanding at June 30, 2017 and December 31, 2016, respectively)	702	702
Accumulated other comprehensive income (loss) – net attributable to GE(b)
Investment securities	866	674
Currency translation adjustments	(5,481)	(6,816)
Cash flow hedges	22	12
Benefit plans	(10,860)	(12,469)
Other capital	37,468	37,224
Retained earnings	137,044	139,532
Less common stock held in treasury	(85,617)	(83,038)
Total GE shareowners’ equity	74,148	75,828
Noncontrolling interests(c) (Note 14)	1,634	1,663
Total equity (Note 14)	75,783	77,491
Total liabilities, redeemable noncontrolling interests and equity	$355,473	$365,183

(a)
Our consolidated assets at June 30, 2017 included total assets of $5,851 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets included current receivables and net financing receivables of $1,445 million and investment securities of $1,004 million within continuing operations and assets of discontinued operations of $285 million. Our consolidated liabilities at June 30, 2017 included liabilities of certain VIEs for which the VIE creditors do not have recourse to GE. These liabilities included non-recourse borrowings of consolidated securitization entities (CSEs) of $(682) million within continuing operations. See Note 17.

(b)	The sum of accumulated other comprehensive income (loss) (AOCI) attributable to the Company was $(15,454) million and $(18,598) million at June 30, 2017 and December 31, 2016, respectively.

(c)	Included AOCI attributable to noncontrolling interests of $(271) million and $(278) million at June 30, 2017 and December 31, 2016, respectively.
Amounts may not add due to rounding.
See accompanying notes.

66 2017 2Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL POSITION (CONTINUED)
	GE(a)		Financial Services (GE Capital)
(In millions, except share amounts)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(Unaudited)		(Unaudited)
Assets
Cash and equivalents	$14,220	$10,525	$29,829	$37,604
Investment securities (Note 3)	162	137	39,809	44,180
Current receivables (Note 4)	11,697	12,715	—	—
Inventories (Note 5)	22,754	22,263	89	91
Financing receivables - net (Note 6)	—	—	24,696	26,041
Other GE Capital receivables	—	—	15,996	15,576
Property, plant and equipment – net (Note 7)	19,593	19,103	31,491	32,225
Receivable from GE Capital (debt assumption)(b)	48,216	58,780	—	—
Investment in GE Capital	20,729	24,677	—	—
Goodwill (Note 8)	69,966	68,070	2,369	2,368
Other intangible assets – net (Note 8)	16,655	16,131	275	305
Contract assets (Note 9)	28,924	25,162	—	—
All other assets	13,411	12,007	13,445	14,608
Deferred income taxes (Note 13)	6,638	6,666	(5,398)	(4,833)
Assets of businesses held for sale (Note 2)	3,816	1,629	—	—
Assets of discontinued operations (Note 2)	—	9	7,850	14,806
Total assets	$276,782	$277,874	$160,452	$182,970

Liabilities and equity
Short-term borrowings (Note 10)(b)	$20,331	$20,482	$23,373	$23,443
Accounts payable, principally trade accounts	19,384	20,876	1,723	1,605
Progress collections and price adjustments accrued	17,292	16,838	—	—
Dividends payable	2,090	2,107	—	—
Other GE current liabilities	16,755	17,564	—	—
Non-recourse borrowings of consolidated securitization entities (Note 10)	—	—	682	417
Long-term borrowings (Note 10)(b)	61,611	58,810	78,852	93,443
Investment contracts, insurance liabilities and insurance annuity benefits (Note 11)	—	—	27,016	26,546
Non-current compensation and benefits	41,573	42,770	1,040	1,001
All other liabilities	17,838	17,506	5,863	7,430
Liabilities of businesses held for sale (Note 2)	1,195	656	—	—
Liabilities of discontinued operations (Note 2)	23	35	888	4,123
Total liabilities	198,091	197,644	139,438	158,008

Redeemable noncontrolling interests (Note 14)	3,193	3,025	—	—

Preferred stock (5,944,250 shares outstanding at both June 30, 2017 and December 31, 2016)	6	6	6	6
Common stock (8,657,946,000 and 8,742,614,000 shares outstanding at June 30, 2017 and December 31, 2016, respectively)	702	702	—	—
Accumulated other comprehensive income (loss) - net attributable to GE
Investment securities	866	674	857	656
Currency translation adjustments	(5,481)	(6,816)	(270)	(740)
Cash flow hedges	22	12	10	43
Benefit plans	(10,860)	(12,469)	(556)	(622)
Other capital	37,468	37,224	12,737	12,669
Retained earnings	137,044	139,532	7,945	12,664
Less common stock held in treasury	(85,617)	(83,038)	—	—
Total GE shareowners’ equity	74,148	75,828	20,729	24,677
Noncontrolling interests (Note 14)	1,349	1,378	285	285
Total equity (Note 14)	75,498	77,205	21,014	24,962
Total liabilities, redeemable noncontrolling interests and equity	$276,782	$277,874	$160,452	$182,970

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

(b)	In 2015, senior unsecured notes and commercial paper were assumed by GE upon its merger with GE Capital, resulting in an intercompany receivable and payable between GE and GE Capital. See Note 10.
Amounts may not add due to rounding.
In the consolidating data on this page, “GE” means the basis of consolidation as described in Note 1 to the consolidated financial statements; “GE Capital” means GE Capital Global Holdings, LLC (GECGH) or its predecessor General Electric Capital Corporation (GECC) and all of their affiliates and associated companies. Separate information is shown for “GE” and “Financial Services (GE Capital).” Transactions between GE and GE Capital have been eliminated from the “General Electric Company and consolidated affiliates” columns on the prior page.

2017 2Q FORM 10-Q 67

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS
(UNAUDITED)
	Six months ended June 30
	General Electric Company and consolidated affiliates
(In millions)	2017	2016

Cash flows – operating activities
Net earnings (loss)	$1,931	$2,930
Less net earnings (loss) attributable to noncontrolling interests	(90)	(207)
Net earnings (loss) attributable to the Company	2,020	3,137
(Earnings) loss from discontinued operations	385	849
Adjustments to reconcile net earnings (loss) attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	2,318	2,505
(Earnings) loss from continuing operations retained by GE Capital	—	—
Deferred income taxes	(170)	672
Decrease (increase) in GE current receivables	2,385	1,879
Decrease (increase) in inventories	(598)	(2,629)
Increase (decrease) in accounts payable	(729)	132
Increase (decrease) in GE progress collections	(32)	510
All other operating activities	(2,190)	(5,040)
Cash from (used for) operating activities – continuing operations	3,389	2,014
Cash from (used for) operating activities – discontinued operations	(895)	(4,849)
Cash from (used for) operating activities	2,494	(2,835)

Cash flows – investing activities
Additions to property, plant and equipment	(3,470)	(3,052)
Dispositions of property, plant and equipment	2,343	1,222
Net decrease (increase) in GE Capital financing receivables	1,053	(1,146)
Proceeds from sale of discontinued operations	789	42,874
Proceeds from principal business dispositions	145	5,609
Net cash from (payments for) principal businesses purchased	(2,643)	(206)
All other investing activities	5,866	(2,887)
Cash from (used for) investing activities – continuing operations	4,083	42,414
Cash from (used for) investing activities – discontinued operations	(1,922)	(10,646)
Cash from (used for) investing activities	2,161	31,768

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	812	758
Newly issued debt (maturities longer than 90 days)	9,036	855
Repayments and other debt reductions (maturities longer than 90 days)	(13,905)	(45,467)
Net dispositions (purchases) of GE shares for treasury	(2,732)	(14,292)
Dividends paid to shareowners	(4,332)	(4,508)
All other financing activities	(968)	(109)
Cash from (used for) financing activities – continuing operations	(12,089)	(62,763)
Cash from (used for) financing activities – discontinued operations	1,909	(711)
Cash from (used for) financing activities	(10,181)	(63,474)
Effect of currency exchange rate changes on cash and equivalents	538	(24)
Increase (decrease) in cash and equivalents	(4,988)	(34,565)
Cash and equivalents at beginning of year	49,558	90,878
Cash and equivalents at June 30	44,571	56,313
Less cash and equivalents of discontinued operations at June 30	522	4,190
Cash and equivalents of continuing operations at June 30	$44,049	$52,123

Amounts may not add due to rounding.
See accompanying notes.

68 2017 2Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)
	Six months ended June 30
	GE(a)		Financial Services (GE Capital)
(In millions)	2017	2016	2017	2016

Cash flows – operating activities
Net earnings (loss)	$1,708	$2,496	$(392)	$(1,911)
Less net earnings (loss) attributable to noncontrolling interests	(96)	(199)	6	(8)
Net earnings (loss) attributable to the Company	1,804	2,695	(398)	(1,903)
(Earnings) loss from discontinued operations	392	852	388	849
Adjustments to reconcile net earnings (loss) attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	1,192	1,300	1,127	1,191
(Earnings) loss from continuing operations retained by GE Capital(b)	4,242	12,496	—	—
Deferred income taxes	(222)	293	52	379
Decrease (increase) in GE current receivables	929	280	—	—
Decrease (increase) in inventories	(592)	(2,623)	(9)	6
Increase (decrease) in accounts payable	(1,001)	(30)	(117)	10
Increase (decrease) in GE progress collections	21	510	—	—
All other operating activities	(3,180)	(5,007)	921	(91)
Cash from (used for) operating activities – continuing operations	3,585	10,767	1,964	440
Cash from (used for) operating activities – discontinued operations	—	—	(894)	(4,848)
Cash from (used for) operating activities	3,585	10,767	1,069	(4,408)

Cash flows – investing activities
Additions to property, plant and equipment	(2,135)	(1,940)	(1,704)	(1,264)
Dispositions of property, plant and equipment	749	539	1,829	865
Net decrease (increase) in GE Capital financing receivables	—	—	2,824	1,191
Proceeds from sale of discontinued operations	—	—	789	42,874
Proceeds from principal business dispositions	145	4,836	—	—
Net cash from (payments for) principal businesses purchased	(2,643)	(206)	—	—
All other investing activities	(800)	(1,054)	4,119	(6,345)
Cash from (used for) investing activities – continuing operations	(4,684)	2,175	7,857	37,321
Cash from (used for) investing activities – discontinued operations	—	—	(1,922)	(10,646)
Cash from (used for) investing activities	(4,684)	2,175	5,935	26,675

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	469	601	332	31
Newly issued debt (maturities longer than 90 days)	12,780	5,126	356	715
Repayments and other debt reductions (maturities longer than 90 days)	(1,529)	(179)	(13,705)	(45,288)
Net dispositions (purchases) of GE shares for treasury	(2,732)	(14,292)	—	—
Dividends paid to shareowners	(4,184)	(4,324)	(4,164)	(11,184)
All other financing activities	(271)	(186)	(692)	(57)
Cash from (used for) financing activities – continuing operations	4,533	(13,256)	(17,872)	(55,783)
Cash from (used for) financing activities – discontinued operations	—	—	1,909	(711)
Cash from (used for) financing activities	4,533	(13,256)	(15,964)	(56,494)
Effect of currency exchange rate changes on cash and equivalents	261	(127)	277	103
Increase (decrease) in cash and equivalents	3,695	(440)	(8,683)	(34,124)
Cash and equivalents at beginning of year	10,525	10,372	39,033	80,506
Cash and equivalents at June 30	14,220	9,931	30,351	46,382
Less cash and equivalents of discontinued operations at June 30	—	—	522	4,190
Cash and equivalents of continuing operations at June 30	$14,220	$9,931	$29,829	$42,192

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis.

(b)	Represents GE Capital earnings/loss from continuing operations attributable to the Company, net of GE Capital dividends paid to GE.
Amounts may not add due to rounding.
In the consolidating data on this page, “GE” means the basis of consolidation as described in Note 1 to the consolidated financial statements; “GE Capital” means GE Capital Global Holdings, LLC (GECGH) or its predecessor General Electric Capital Corporation (GECC) and all of their affiliates and associated companies. Separate information is shown for “GE” and “Financial Services (GE Capital).” Transactions between GE and GE Capital have been eliminated from the “Consolidated” columns and are discussed in Note 19.

2017 2Q FORM 10-Q 69

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements represent the consolidation of General Electric Company (the Company) and all companies that we directly or indirectly control, either through majority ownership or otherwise. See Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 that discusses our consolidation and financial statement presentation. As used in this report on Form 10-Q (Report), “GE” represents the adding together of all affiliated companies except GE Capital (GE Capital or Financial Services), whose continuing operations are presented on a one-line basis; GE Capital consists of General Capital Global Holdings, LLC (GECGH) and all of its affiliates; and “Consolidated” represents the adding together of GE and GE Capital with the effects of transactions between the two eliminated. Unless otherwise indicated, we refer to the caption revenues and other income simply as “revenues” throughout this Form 10-Q.

We have reclassified certain prior-period amounts to conform to the current-period presentation. Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in millions. Unless otherwise indicated, information in these notes to the consolidated financial statements relates to continuing operations.

INTERIM PERIOD PRESENTATION

The consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2016.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Please refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements of our 2016 Form 10-K Report for the discussion of our significant accounting policies.

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

As a result of the adoption, our provision for income taxes decreased by $41 million and $97 million for the three and nine months ended September 30, 2016, respectively for the excess tax benefits related to share-based payments in its provision for income taxes. Application of the cash flow presentation requirements from January 1, 2016, resulted in an increase in cash from operating activities and an offsetting decrease in cash from financing activities of $59 million and $137 million for the three and nine months ended September 30, 2016, respectively.

Additionally, as the adoption of the standard was reflected as of the beginning of 2016, the benefit for income taxes increased $19 million and $56 million for the three and six months ended June 30, 2016, respectively, and cash flow from operating activities increased by $78 million with an offsetting decrease in cash from financing activities for the six months ended June 30, 2016.

70 2017 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

In the first quarter of 2017, we classified our Industrial Solutions business within our Energy Connections & Lighting segment with assets of $2,120 million and liabilities of $546 million, as held for sale. We expect to complete the sale of the business by the end of the first quarter of 2018.

In the fourth quarter of 2016, we classified our Water business within our Power segment with assets of $1,696 million and liabilities of $648 million, as held for sale. In March 2017, we signed an agreement with Suez Environnement S.A. (Suez) to sell the business for $3,415 million. The deal is expected to close in the second half of 2017, subject to customary closing conditions and regulatory approval.

FINANCIAL INFORMATION FOR ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE
(In millions)	June 30, 2017	December 31, 2016

Assets
Current receivables(a)	$698	$366
Inventories	579	211
Property, plant, and equipment – net	1,034	632
Goodwill	1,258	212
Other intangible assets – net	237	123
Contract assets	195	125
Other	96	76
Assets of businesses held for sale	$4,096	$1,745

Liabilities
Accounts payable	$394	$190
Progress collections and price adjustments accrued	155	141
Other current liabilities	264	133
Non-current compensation and benefits	219	82
Other	162	110
Liabilities of businesses held for sale	$1,195	$656

(a)
Included transactions in our industrial businesses that were made on an arms-length basis with GE Capital, consisting of GE customer receivables sold to GE Capital of $280 million and $117 million at June 30, 2017 and December 31, 2016, respectively. These intercompany balances included within our held for sale businesses are reported in the GE and GE Capital columns of our financial statements, but are eliminated in deriving our consolidated financial statements.

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

We have entered into Transitional Service Agreements (TSA) with and provided certain indemnifications to buyers of GE Capital’s assets. Under the TSAs, GE Capital provides various services for terms generally between 12 and 24 months and receives a level of cost reimbursement from the buyers. See Note 18 for further information about indemnifications.

2017 2Q FORM 10-Q 71

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS
	Three months ended June 30		Six months ended June 30
(In millions)	2017	2016	2017	2016

Operations
Total revenues and other income (loss)	$9	$568	$88	$1,861

Earnings (loss) from discontinued operations before income taxes	$(216)	$(240)	$(412)	$(160)
Benefit (provision) for income taxes (a)	66	170	128	182
Earnings (loss) from discontinued operations, net of taxes	$(150)	$(70)	$(284)	$22

Disposal
Gain (loss) on disposal before income taxes	$8	$(295)	$(19)	$(540)
Benefit (provision) for income taxes (a)	(3)	(177)	(81)	(331)
Gain (loss) on disposal, net of taxes	$4	$(472)	$(100)	$(871)

Earnings (loss) from discontinued operations, net of taxes(b)(c)	$(146)	$(541)	$(385)	$(849)

(a)
GE Capital's total tax benefit (provision) for discontinued operations and disposals included current tax benefit (provision) of $253 million and $(47) million for the three months ended June 30, 2017 and 2016, respectively, and $(323) million and $(881) million for the six months ended June 30, 2017 and 2016, respectively, including current U.S. Federal tax benefit (provision) of $68 million and $29 million for the three months ended June 30, 2017 and 2016, respectively, and $(519) million and $(471) million for the six months ended June 30, 2017 and June 30, 2016, respectively. The deferred tax benefit (provision) was $(190) million and $40 million for the three months ended June 30, 2017 and 2016, respectively, and $370 million and $732 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

(b)
The sum of GE Industrial earnings (loss) from discontinued operations, net of taxes, and GE Capital earnings (loss) from discontinued operations, net of taxes, after adjusting for earnings (loss) attributable to noncontrolling interests related to discontinued operations, is reported within earnings (loss) from discontinued operations, net of taxes, in the GE Industrial column of the Consolidated Statement of Earnings (Loss).

(c)
Earnings (loss) from discontinued operations attributable to the Company, before income taxes, was $(215) million and $(537) million for the three months ended June 30, 2017 and 2016, respectively, and $(438) million and $(703) million for the six months ended June 30, 2017 and 2016, respectively.

(In millions)	June 30, 2017	December 31, 2016

Assets
Cash and equivalents	$522	$1,429
Investment securities	1,729	2,626
Deferred income taxes	950	487
Financing receivables held for sale	3,711	8,547
Other assets	938	1,727
Assets of discontinued operations	$7,850	$14,815

Liabilities
Accounts payable	87	164
Borrowings	—	2,076
Other liabilities	825	1,918
Liabilities of discontinued operations	$911	$4,158

72 2017 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale and comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations. We do not have any securities classified as held-to-maturity.

	June 30, 2017				December 31, 2016
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value (a)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value (a)

Debt
U.S. corporate	$20,129	$3,550	$(50)	$23,629	$20,049	$3,081	$(85)	$23,046
Non-U.S. corporate	7,106	95	(19)	7,182	11,917	98	(27)	11,987
State and municipal	3,934	504	(67)	4,371	3,916	412	(92)	4,236
Mortgage and asset-backed	2,738	103	(20)	2,821	2,787	111	(37)	2,861
Government and agencies	1,664	99	(2)	1,761	1,842	160	(26)	1,976
Equity (b)	171	34	(2)	204	154	55	(1)	208
Total	$35,743	$4,384	$(159)	$39,968	$40,665	$3,917	$(269)	$44,313

(a)	Includes $162 million and $137 million of investment securities held by GE at June 30, 2017 and December 31, 2016, respectively, of which $107 million and $86 million are equity securities.

(b)
Estimated fair values include $75 million and $17 million of trading securities at June 30, 2017 and December 31, 2016, respectively.  Net unrealized gains (losses) recorded to earnings related to these securities were $29 million and an insignificant amount for the three months ended and $29 million and $(2) million for the six months ended June 30, 2017 and 2016, respectively.

Investments with a fair value of $4,206 million and $4,406 million were classified within Level 3 (significant inputs to the valuation model are unobservable) at June 30, 2017 and December 31, 2016, respectively. The remaining investments are substantially all classified within Level 2 (determined based on significant observable inputs). During the six months ended June 30, 2017 and 2016, there were no significant transfers into or out of Level 3.

ESTIMATED FAIR VALUE AND GROSS UNREALIZED LOSSES OF AVAILABLE-FOR-SALE INVESTMENT SECURITIES
	In loss position for
	Less than 12 months		12 months or more
(In millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

June 30, 2017
Debt
U.S. corporate	$957	$(39)	$233	$(11)
Non-U.S. corporate	5,102	(15)	12	(4)
State and municipal	210	(15)	156	(52)
Mortgage and asset-backed	856	(18)	42	(2)
Government and agencies	437	(2)	—	—
Equity	9	(2)	—	—
Total	$7,571	$(90)	$443	$(69)

December 31, 2016
Debt
U.S. corporate	$1,692	$(55)	$359	$(30)
Non-U.S. corporate	5,352	(26)	14	(1)
State and municipal	674	(27)	158	(64)
Mortgage and asset-backed	822	(21)	132	(16)
Government and agencies	549	(26)	—	—
Equity	9	(1)	—	—
Total	$9,098	$(157)	$663	$(111)
Unrealized losses are not indicative of the amount of credit loss that would be recognized and at June 30, 2017 are primarily due to increases in market yields subsequent to our purchase of the securities. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell the vast majority of these securities before anticipated recovery of our amortized cost. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during 2017 have not changed.

2017 2Q FORM 10-Q 73

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total pre-tax, other-than-temporary impairments on investment securities recognized in earnings were an insignificant amount and $18 million for the six months ended June 30, 2017 and 2016, respectively.

CONTRACTUAL MATURITIES OF INVESTMENT IN AVAILABLE-FOR-SALE DEBT SECURITIES
(EXCLUDING MORTGAGE AND ASSET-BACKED SECURITIES)

(In millions)	Amortized cost	Estimated fair value

Due
Within one year	$5,902	$5,900
After one year through five years	4,255	4,449
After five years through ten years	5,209	5,704
After ten years	17,468	20,890

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Although we generally do not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements and the funding of claims and obligations to policyholders. Gross realized gains on available-for-sale investment securities were $37 million and $36 million, and gross realized losses were $(2) million and $(11) million in the three months ended June 30, 2017 and 2016, respectively. Gross realized gains on available-for-sale investment securities were $143 million and $42 million, and gross realized losses were $(4) million and $(40) million in the six months ended June 30, 2017 and 2016, respectively.

Proceeds from investment securities sales and early redemptions by issuers totaled $701 million and $624 million in the three months ended June 30, 2017 and 2016, respectively primarily from sales of U.S. Corporate and Mortgage and asset-backed securities and $1,774 million and $868 million in the six months ended June 30, 2017 and 2016, respectively primarily from sales of Government and agencies and U.S. corporate securities.

NOTE 4. CURRENT RECEIVABLES

	Consolidated(a)(b)		GE(c)
(In millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016

Current receivables	$22,407	$24,935	$12,647	$13,562
Allowance for losses	(960)	(858)	(949)	(847)
Total	$21,447	$24,076	$11,697	$12,715

(a)
Included GE industrial customer receivables sold to a GE Capital affiliate and recorded on GE Capital’s balance sheet of $10,599 million and $12,304 million at June 30, 2017 and December 31, 2016, respectively. The consolidated total included a deferred purchase price receivable of $374 million and $483 million at June 30, 2017 and December 31, 2016, respectively, related to our Receivables Facility.

(b)
In order to manage the credit exposure, the Company sells additional current receivables to third parties outside the Receivables Facility, substantially all of which are serviced by the Company. The outstanding balance of these current receivables was $2,532 million and $3,821 million at June 30, 2017 and December 31, 2016, respectively. Of these balances, $1,187 million and $2,504 million was sold by GE to GE Capital prior to the sale to third parties at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, our maximum exposure to loss under the limited recourse arrangements is $143 million and $215 million, respectively.

(c)
GE current receivables balances at June 30, 2017 and December 31, 2016, before allowance for losses, included $7,955 million and $8,927 million, respectively, from sales of goods and services to customers. The remainder of the balances primarily relates to supplier advances, revenue sharing programs and other non-income based tax receivables.

RECEIVABLES FACILITY

The Company has a $3,000 million revolving Receivables Facility under which receivables are sold directly to third-party purchasers. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the debtors. Where the purchasing entity is a bank multi-seller commercial paper conduit, assets transferred by other parties to that entity form a majority of the entity’s assets. Upon sale of the receivables, we receive proceeds of cash and a deferred purchase price (DPP). The DPP is an interest in specified assets of the purchasers (the receivables sold by GE Capital) that entitles GE Capital to the residual cash flows of those specified assets.

74 2017 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2017, GE Industrial sold current receivables of $9,667 million to GE Capital, which GE Capital sold immediately to third parties under the Receivables Facility. GE Capital continues to service the current receivables for the purchasers. The Company received total cash collections of $9,309 million on previously sold current receivables owed to the purchasing entities. The purchasing entities reinvested $8,036 million of those collections to purchase newly originated current receivables from the Company and paid $297 million to reduce their DPP obligation to the Company.

During the six months ended June 30, 2017, GE Industrial recognized a loss of $64 million resulting from time value discount on the sale of these receivables to GE Capital. GE Capital recovered substantially all of this loss on the sale of the receivables to third party purchasers.

At June 30, 2017, GE Capital, under the Receivables Facility, serviced $2,933 million of transferred receivables that remain outstanding.

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

NOTE 5. INVENTORIES

(In millions)	June 30, 2017	December 31, 2016

Raw materials and work in process	$12,830	$12,636
Finished goods	9,110	8,798
Unbilled shipments	427	536
	22,367	21,971
Revaluation to LIFO	476	383
Total inventories	$22,843	$22,354

NOTE 6. GE CAPITAL FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

FINANCING RECEIVABLES, NET
(In millions)	June 30, 2017	December 31, 2016

Loans, net of deferred income	$19,790	$21,101
Investment in financing leases, net of deferred income	4,973	4,998
	24,764	26,099
Allowance for losses	(68)	(58)
Financing receivables – net	$24,696	$26,041

We manage our financing receivables portfolio using delinquency and nonaccrual data as key performance indicators. At June 30, 2017, $752 million (3.0%), $351 million (1.4%) and $425 million (1.7%) of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively. Of the $425 million of nonaccrual financing receivables at June 30, 2017, the vast majority are secured by collateral and $290 million are currently paying in accordance with the contractual terms. At December 31, 2016, $811 million (3.1%), $407 million (1.6%) and $322 million (1.2%) of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively.

The recorded investment in impaired loans at June 30, 2017 and December 31, 2016 was $387 million and $262 million, respectively. The method used to measure impairment for these loans is primarily based on collateral value. At June 30, 2017, troubled debt restructurings included in impaired loans were $150 million.

2017 2Q FORM 10-Q 75

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

(In millions)	June 30, 2017	December 31, 2016

Original cost	$86,320	$85,875
Less accumulated depreciation and amortization	(36,153)	(35,356)
Property, plant and equipment – net	$50,167	$50,518

Consolidated depreciation and amortization on property, plant and equipment was $1,125 million and $1,294 million in the three months ended June 30, 2017 and 2016, respectively and $2,318 million and $2,505 million million in the six months ended June 30, 2017 and 2016, respectively.

NOTE 8. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

ACQUISITIONS

On October 11, 2016, we announced a plan to acquire LM Wind Power, the Danish maker of rotor blades for approximately $1,700 million. The transaction closed on April 20, 2017. The preliminary purchase price allocation resulted in goodwill of approximately $1,200 million and amortizable intangible assets of approximately $200 million. The allocation of the purchase price will be finalized upon completion of post-closing procedures.

In the first quarter of 2017, we acquired the remaining 96% of ServiceMax, a leader in cloud-based field service management solutions, for $866 million, net of cash acquired of $91 million. Upon gaining control, we fair valued the business including our previously held 4% equity interest. The preliminary purchase price allocation resulted in goodwill of approximately $670 million and amortizable intangible assets of approximately $280 million. The allocation of the purchase price will be finalized upon completion of post-closing procedures.

On May 10, 2016, we announced the pending acquisition of the heat recovery steam generator (HRSG) business from Doosan Engineering & Construction (Doosan) for $250 million. On August 16, 2016, we closed on 80% of the HRSG business for approximately $220 million. On May 23, 2017, we closed an additional 15% of the remaining HRSG business for approximately $35 million. The remaining 5% of the HRSG business continues to be subject to local regulatory requirements. The preliminary purchase price allocation resulted in goodwill of approximately $170 million and amortizable intangible assets of approximately $35 million. The allocation of the purchase price will be finalized upon completion of post-closing procedures.

BAKER HUGHES

On July 3, 2017, GE completed the previously announced combination of GE’s Oil & Gas business (GE Oil & Gas) with Baker Hughes Incorporated (Baker Hughes). As part of the transaction, GE contributed GE Oil & Gas and $7,400 million in cash in exchange for 62.5% of the ownership interest in the new combined company. The operating assets of the new combined company are held through a partnership named Baker Hughes, a GE company, LLC (BHGE LLC). GE holds a 62.5% economic interest in this partnership, and Baker Hughes’ former shareholders hold a 37.5% interest through a newly NYSE listed corporation, Baker Hughes, a GE company (BHGE), which controls the partnership. In turn, GE holds a controlling, 62.5% voting interest in BHGE through Class B Common Stock in BHGE, which grants voting rights but no economic rights. Baker Hughes’ former shareholders received one share of BHGE Class A Common Stock and a special one-time cash dividend of $17.50 per share at closing. Total consideration was $24,778 million, including the $7,400 million cash contribution.

The Baker Hughes transaction will be accounted for as a business combination, using the acquisition method. The net assets of Baker Hughes’ contributed businesses will be recorded at their estimated fair value, and GE Oil & Gas will continue at its historical or carryover basis. We will record noncontrolling interest for the 37.5% interest in the combined company of the holders of BHGE’s Class A Common Stock at fair value for the portion attributable to the net assets we acquired, and at our historical cost for the portion attributable to GE Oil & Gas.

Due to the limited time since the acquisition date and limitations on the access to Baker Hughes information prior to close, the initial accounting for the business combination is not yet complete, and we are not yet able to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired or the supplemental pro forma revenue and earnings of the combined entity. We will include disclosure of our preliminary estimates in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2017.

During the three and six months ended June 30, 2017, acquisition costs of $59 million and $110 million, respectively, were expensed as incurred and were reported as selling, general and administrative expenses.

76 2017 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GOODWILL

CHANGES IN GOODWILL BALANCES
(In millions)	Balance at January 1, 2017	Acquisitions (a)	Dispositions, currency exchange and other	Balance at June 30, 2017

Power	$19,816	$50	$237	$20,103
Renewable Energy	2,507	1,165	126	3,799
Oil & Gas	10,363	—	93	10,457
Aviation	9,455	16	269	9,739
Healthcare	17,424	47	38	17,509
Transportation	899	—	7	906
Energy Connections & Lighting	6,868	—	(859)	6,009
Capital	2,368	—	1	2,369
Corporate	739	688	19	1,446
Total	$70,438	$1,965	$(69)	$72,335
Goodwill balances increased by $1,897 million in 2017, primarily as a result of the acquisition of LM Wind Power and ServiceMax and the currency exchange effects of a weaker U.S. dollar against other major currencies, partially offset by the reclassification of goodwill associated with Industrial Solutions to assets of businesses held for sale.

OTHER INTANGIBLE ASSETS

OTHER INTANGIBLE ASSETS - NET
(In millions)	June 30, 2017	December 31, 2016

Intangible assets subject to amortization	$16,839	$16,336
Indefinite-lived intangible assets(a)	90	100
Total	$16,929	$16,436

(a)	Indefinite-lived intangible assets principally comprise trademarks and in-process research and development.

INTANGIBLE ASSETS SUBJECT TO AMORTIZATION
	June 30, 2017			December 31, 2016
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Customer-related	$9,446	$(2,742)	$6,704	$9,172	$(2,408)	$6,764
Patents and technology	9,461	(3,502)	5,959	8,693	(3,325)	5,368
Capitalized software	7,939	(4,806)	3,135	7,652	(4,538)	3,114
Trademarks	1,209	(365)	843	1,165	(307)	858
Lease valuations	129	(69)	59	143	(59)	84
Present value of future profits(a)	701	(701)	—	684	(684)	—
All other	239	(99)	140	273	(124)	149
Total	$29,124	$(12,284)	$16,839	$27,781	$(11,444)	$16,336

(a)
Balances at June 30, 2017 and December 31, 2016 include adjustments of $227 million and $241 million, respectively, to the present value of future profits in our run-off insurance activities to reflect the effects that would have been recognized had the related unrealized investment securities holding net gains actually been realized.

Intangible assets subject to amortization increased by $503 million in the six months ended June 30, 2017, primarily as a result of the acquisition of LM Wind Power and ServiceMax, partially offset by amortization.

GE amortization expense related to intangible assets subject to amortization was $407 million and $450 million in the three months ended June 30, 2017 and 2016, respectively, and $811 million and $896 million for the six months ended June 30, 2017 and 2016, respectively. GE Capital amortization expense related to intangible assets subject to amortization was $14 million and $37 million in the three months ended June 30, 2017 and 2016, respectively, and $34 million and $70 million for the six months ended June 30, 2017 and 2016, respectively.

2017 2Q FORM 10-Q 77

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. CONTRACT ASSETS

(In millions)	June 30, 2017	December 31, 2016

GE
Revenues in excess of billings
Long-term product service agreements(a)	$14,764	$12,752
Long-term equipment contract revenues(b)	6,774	5,859
Total revenues in excess of billings	21,538	18,611

Deferred inventory costs(c)	4,040	3,349
Non-recurring engineering costs(d)	2,295	2,185
Other	1,051	1,018
Contract assets	$28,924	$25,162

(a)	Long-term product service agreement balances are presented net of related billings in excess of revenues of $2,679 million and $3,750 million at June 30, 2017 and December 31, 2016, respectively.

(b)	Reflects revenues earned in excess of billings on our long-term contracts to construct technically complex equipment (such as gas power systems).

(c)
Represents cost deferral for shipped goods (such as components for wind turbine assembly within our Renewable Energy segment) and other costs for which the revenue recognition criteria has not yet been met.

(d)
Includes costs incurred prior to production (such as requisition engineering) for long-term equipment production contracts, primarily within our Aviation segment, which are allocated ratably to each unit produced.

78 2017 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. BORROWINGS

(In millions)	June 30, 2017	December 31, 2016

Short-term borrowings
GE
Commercial paper	$2,000	$1,500
Current portion of long-term borrowings	16,120	17,109
Other	2,211	1,874
Total GE short-term borrowings(a)	20,331	20,482

GE Capital
U.S. Commercial paper	5,012	5,002
Current portion of long-term borrowings(b)	5,869	6,517
Intercompany payable to GE(c)	11,923	11,696
Other	569	229
Total GE Capital short-term borrowings	23,373	23,443

Eliminations(c)	(13,660)	(13,212)
Total short-term borrowings	$30,044	$30,714

Long-term borrowings
GE
Senior notes	$56,699	$54,396
Subordinated notes	2,835	2,768
Subordinated debentures(e)	740	719
Other	1,337	928
Total GE long-term borrowings(a)	61,611	58,810

GE Capital
Senior notes	40,927	44,131
Subordinated notes	218	236
Intercompany payable to GE(d)	36,293	47,084
Other(b)	1,414	1,992
Total GE Capital long-term borrowings	78,852	93,443

Eliminations(d)	(36,786)	(47,173)
Total long-term borrowings	$103,676	$105,080
Non-recourse borrowings of consolidated securitization entities(f)	$682	$417
Total borrowings	$134,402	$136,210

(a)	Excluding assumed debt of GE Capital, the total amount of GE borrowings was $33,725 million and $20,512 million at June 30, 2017 and December 31, 2016, respectively.

(b)
Included $1,781 million and $2,665 million of funding secured by aircraft and other collateral at June 30, 2017 and December 31, 2016, respectively, of which $591 million and $1,419 million is non-recourse to GE Capital at June 30, 2017 and December 31, 2016, respectively.

(c)
Included a reduction of zero and $1,329 million for short-term intercompany loans from GE Capital to GE at June 30, 2017 and December 31, 2016, respectively, which bear the right of offset against amounts owed under the assumed debt agreement. Excluding intercompany loans, total short-term assumed debt was $11,923 million and $13,024 million at June 30, 2017 and December 31, 2016, respectively. The remaining short-term loan balance was paid in January 2017.

(d)
Included a reduction of $4,075 million and zero for long-term intercompany loans from GE Capital to GE at June 30, 2017 and December 31, 2016, respectively, which bear the right of offset against amounts owed under the assumed debt agreement. Excluding intercompany loans, total long-term assumed debt was $40,368 million and $47,084 million at June 30, 2017 and December 31, 2016, respectively. The $4,075 million of intercompany loans collectively have a weighted average interest rate of 3.6% and term of approximately 15 years.

(e)
Comprises subordinated debentures which constitute the sole assets of trusts that have issued trust preferred securities and where GE owns 100% of the common securities of the trusts. Obligations associated with these trusts are unconditionally guaranteed by GE.

(f)	Included $528 million and $320 million of current portion of long-term borrowings at June 30, 2017 and December 31, 2016, respectively. See Note 17.

During the second quarter of 2017, GE completed issuances of €8,000 million senior unsecured debt, composed of €1,750 million of 0.375% Notes due 2022, €2,000 million of 0.875% Notes due 2025, €2,250 million of 1.50% Notes due 2029 and €2,000 million of 2.125% Notes due 2037.

2017 2Q FORM 10-Q 79

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 10, 2015, GE provided a full and unconditional guarantee on the payment of the principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GE Capital. $92,537 million of such debt was assumed by GE on December 2, 2015 upon its merger with GE Capital resulting in an intercompany payable to GE. At June 30, 2017, the Guarantee applies to $44,077 million of GE Capital debt.

See Notes 16 and 21 for additional information about borrowings and associated swaps.

NOTE 11. INVESTMENT CONTRACTS, INSURANCE LIABILITIES AND INSURANCE ANNUITY BENEFITS

Insurance and investment contract liabilities comprise mainly obligations to policyholders and annuitants in our run-off insurance activities.

(In millions)	June 30, 2017	December 31, 2016

Future policy benefit reserves(a)	$19,105	$18,741
Investment contracts	2,671	2,813
Other(b)	5,241	4,992
	27,016	26,546
Eliminations	(545)	(460)
Total	$26,471	$26,086

(a)
The future policy benefit reserve is subject to an annual review to determine its adequacy. Should the liability for future policy benefits plus the present value of expected future gross premiums be insufficient to provide for the present value of expected future policy benefits and expenses, a premium deficiency would be recorded.

(b)	Substantially all unpaid claims and claims adjustment expenses and unearned premiums.

See Notes 1 and 11 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

80 2017 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. POSTRETIREMENT BENEFIT PLANS

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

EFFECT ON OPERATIONS OF PENSION PLANS
	Principal pension plans
	Three months ended June 30		Six months ended June 30
(In millions)	2017	2016	2017		2016

Service cost for benefits earned	$254	$291	$543		$606
Prior service cost amortization	72	76	145		152
Expected return on plan assets	(849)	(836)	(1,698)		(1,670)
Interest cost on benefit obligations	712	735	1,429		1,469
Net actuarial loss amortization	697	612	1,407		1,224
Curtailment loss (gain)	—	(1)	43	(a)	(1)
Pension plans cost	$886	$877	$1,869		$1,780

(a)	Curtailment loss resulting from our intent to sell the Industrial Solutions business within our Energy Connections & Lighting segment.

	Other pension plans
	Three months ended June 30		Six months ended June 30
(In millions)	2017	2016	2017	2016

Service cost for benefits earned	$123	$118	$274	$231
Prior service credit amortization	(1)	—	(2)	(1)
Expected return on plan assets	(301)	(259)	(595)	(522)
Interest cost on benefit obligations	145	168	287	340
Net actuarial loss amortization	107	65	210	129
Pension plans cost	$73	$92	$174	$177

EFFECT ON OPERATIONS OF PRINCIPAL RETIREE BENEFIT PLANS
	Principal retiree benefit plans
	Three months ended June 30		Six months ended June 30
(In millions)	2017	2016	2017		2016

Service cost for benefits earned	$26	$27	$52		$52
Prior service credit amortization	(43)	(41)	(86)		(82)
Expected return on plan assets	(9)	(11)	(18)		(22)
Interest cost on benefit obligations	56	63	113		126
Net actuarial gain amortization	(20)	(14)	(41)		(27)
Curtailment loss	—	—	3	(a)	—
Retiree benefit plans cost	$10	$24	$23		$47

(a)	Curtailment loss resulting from our intent to sell the Industrial Solutions business within our Energy Connections & Lighting segment.

2017 2Q FORM 10-Q 81

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. INCOME TAXES

Our effective income tax rates were 1.3% and 7.0% during the six months ended 2017 and 2016, respectively. The rate for 2017 benefited from the tax difference on global activities and U.S. business credits and for 2016 from a deductible stock loss and U.S. business credits. In the six months ended 2017, these decreases were partially offset by an adjustment to bring the six-month tax rate in line with the higher expected full-year rate. In the six months ended 2016, there was a further decrease to bring the six-month tax rate in line with the lower expected full-year rate.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date.

UNRECOGNIZED TAX BENEFITS
(In millions)	June 30, 2017	December 31, 2016

Unrecognized tax benefits	$4,760	$4,692
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	2,894	2,886
Accrued interest on unrecognized tax benefits	682	615
Accrued penalties on unrecognized tax benefits	119	118
Reasonably possible reduction to the balance of unrecognized tax benefits
in succeeding 12 months	0-600	0-600
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-500	0-500

(a)	Some portion of such reduction may be reported as discontinued operations.

The Internal Revenue Service (IRS) is currently auditing our consolidated U.S. income tax returns for 2012-2013. In addition, certain other U.S. tax deficiency issues and refund claims for previous years are still unresolved. It is reasonably possible that a portion of the unresolved items could be resolved during the next 12 months, which could result in a decrease in our balance of "unrecognized tax benefits" - that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

82 2017 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. SHAREOWNERS’ EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
	Three months ended June 30		Six months ended June 30
(In millions)	2017	2016	2017	2016

Investment securities
Beginning balance	$622	$680	$674	$460
Other comprehensive income (loss) (OCI) before reclassifications – net of deferred taxes of $146, $222, $159 and $304	291	419	309	578
Reclassifications from OCI – net of deferred taxes of $(25), $(9), $(61) and $31	(48)	(21)	(118)	39
Other comprehensive income (loss)(a)	243	397	191	617
Less OCI attributable to noncontrolling interests	—	—	—	—
Ending balance	$866	$1,077	$866	$1,077

Currency translation adjustments (CTA)
Beginning balance	$(6,004)	$(5,500)	$(6,816)	$(5,499)
OCI before reclassifications – net of deferred taxes of $(207), $(50), $(241) and $217	491	26	753	141
Reclassifications from OCI – net of deferred taxes of $(1), $(39), $(541) and $80	34	29	588	(85)
Other comprehensive income (loss)(a)	525	55	1,341	57
Less OCI attributable to noncontrolling interests	2	3	6	6
Ending balance	$(5,481)	$(5,448)	$(5,481)	$(5,448)

Cash flow hedges
Beginning balance	$32	$(26)	$12	$(80)
OCI before reclassifications – net of deferred taxes of $(8), $2, $(2) and $(5)	44	(15)	64	(40)
Reclassifications from OCI – net of deferred taxes of $(10), $(4), $(9) and $1	(54)	(10)	(55)	69
Other comprehensive income (loss)(a)	(10)	(25)	9	30
Less OCI attributable to noncontrolling interests	—	—	—	—
Ending balance	$22	$(51)	$22	$(51)

Benefit plans
Beginning balance	$(11,421)	$(10,859)	$(12,469)	$(11,410)
Prior service credit (costs) - net of deferred taxes of $0, $0, $0 and $5	—	—	—	23
Net actuarial gain (loss) – net of deferred taxes of $32, $(65), $133 and $(43)	24	(80)	500	(12)
Net curtailment/settlement - net of deferred taxes of $0, $0, $16 and $0	—	(1)	30	(1)
Prior service cost amortization – net of deferred taxes of $19, $20, $38 and $41	10	17	21	33
Net actuarial loss amortization – net of deferred taxes of $251, $217, $504 and $433	526	447	1,059	890
Other comprehensive income (loss)(a)	560	382	1,610	933
Less OCI attributable to noncontrolling interests	(1)	—	1	(1)
Ending balance	$(10,860)	$(10,476)	$(10,860)	$(10,476)

Accumulated other comprehensive income (loss) at June 30	$(15,454)	$(14,898)	$(15,454)	$(14,898)

(a)
Total other comprehensive income (loss) was $1,318 million and $810 million in the three months ended June 30, 2017 and 2016, respectively, and $3,151 million and $1,636 million in the six months ended June 30, 2017 and 2016 respectively.

2017 2Q FORM 10-Q 83

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECLASSIFICATION OUT OF AOCI
	Three months ended		Six months ended
	June 30		June 30
(In millions)	2017	2016	2017	2016	Statement of Earnings caption

Available-for-sale securities
Gains (losses) on securities	$73	$30	$178	$(70)	Total revenues and other income(a)
Income taxes	(25)	(9)	(61)	31	Benefit (provision) for income taxes(b)
Net of tax	$48	$21	$118	$(39)
Currency translation adjustments
Gains (losses) on dispositions	$(33)	$10	$(47)	$5	Total revenues and other income(c)
Income taxes	(1)	(39)	(541)	80	Benefit (provision) for income taxes(d)
Net of tax	$(34)	$(29)	$(588)	$85
Cash flow hedges
Gains (losses) on interest rate derivatives	$(15)	$(26)	$(15)	$(55)	Interest and other financial charges
Foreign exchange contracts	78	37	78	(5)	(e)
Other	1	2	1	(11)	(f)
Total before tax	65	14	64	(71)
Income taxes	(10)	(4)	(9)	1	Benefit (provision) for income taxes
Net of tax	$54	$10	$55	$(69)
Benefit plan items
Curtailment gain (loss)	$—	$1	$(46)	$1	(g)
Amortization of prior service costs	(29)	(37)	(59)	(74)	(g)
Amortization of actuarial gains (losses)	(777)	(664)	(1,563)	(1,323)	(g)
Total before tax	(806)	(700)	(1,668)	(1,396)
Income taxes	270	237	558	474	Benefit (provision) for income taxes
Net of tax	$(536)	$(463)	$(1,110)	$(922)

Total reclassification adjustments (net of tax)	$(467)	$(461)	$(1,525)	$(946)

(a)
Included an insignificant amount and $6 million for the three months ended June 30, 2017 and 2016, and an insignificant amount and $(72)million for the six months ended June 30, 2017 and 2016, respectively in earnings (loss) from discontinued operations, net of taxes.

(b)
Included an insignificant amount and $(1) million for the three months ended June 30, 2017 and 2016, and an insignificant amount and $31 million for the six months ended June 30, 2017 and 2016 respectively in earnings (loss) from discontinued operations, net of taxes.

(c)
Included $3 million and $77 million for the three months ended June 30, 2017 and 2016, and $32 million and $71 million for the six months ended June 30, 2017 and 2016 respectively in earnings (loss) from discontinued operations, net of taxes.

(d)
Included $(1) million and $(39) million for the three months ended June 30, 2017 and 2016, and $(541) million and $80 million for the six months ended June 30, 2017 and 2016 respectively in earnings (loss) from discontinued operations, net of taxes

(e)
Primarily includes $76 million and $53 million in GE Capital revenues from services and $(10) million and $(17) million in interest and other financial charges in the three months ended June 30, 2017 and 2016, respectively and $101 million and $31 million in GE Capital revenues from services and $(23) million and $(36) million in interest and other financial charges in the six months ended June 30, 2017 and 2016, respectively.

(f)	Primarily recorded in costs and expenses.

(g)
Curtailment gain (loss), amortization of prior service costs and actuarial gains and losses out of AOCI are included in the computation of net periodic pension costs. See Note 12 for further information.

84 2017 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NONCONTROLLING INTERESTS

Noncontrolling interests in equity of consolidated affiliates include common shares in consolidated affiliates and preferred stock issued by our affiliates.

CHANGES TO NONCONTROLLING INTERESTS
	Three months ended June 30		Six months ended June 30
(In millions)	2017	2016	2017	2016

Beginning balance	$1,639	$1,667	$1,663	$1,864
Net earnings (loss)	14	1	20	(68)
Dividends	(22)	(14)	(31)	(21)
Dispositions	5	—	(8)	(42)
Other (including AOCI)(a)(b)	(3)	39	(10)	(40)
Ending balance at June 30	$1,634	$1,693	$1,634	$1,693

(a)	Includes research & development partner funding arrangements and acquisitions.

(b)
2016 included $(123) million for deconsolidation of investment funds managed by GE Asset Management (GEAM) upon the adoption of ASU 2015-02, Amendments to the Consolidation Analysis, and prior to the July 1, 2016 sale of GEAM.

REDEEMABLE NONCONTROLLING INTERESTS

Redeemable noncontrolling interests presented in our statement of financial position include common shares issued by our affiliates that are redeemable at the option of the holder of those interests.

As part of the Alstom acquisition, we formed three joint ventures with Alstom in grid technology, renewable energy, and global nuclear and French steam power. Noncontrolling interests in these joint ventures hold certain redemption rights. These joint ventures and the associated redemption rights are discussed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Our retained earnings is adjusted for subsequent changes in the redemption value of the noncontrolling interest in these entities to the extent that the redemption value exceeds the carrying amount of the noncontrolling interest.

CHANGES TO REDEEMABLE NONCONTROLLING INTERESTS
	Three months ended June 30		Six months ended June 30
(In millions)	2017	2016	2017	2016

Beginning balance	$3,054	$3,036	$3,025	$2,972
Net earnings (loss)	(28)	(86)	(109)	(139)
Dividends	—	—	(11)	(9)
Redemption value adjustment	43	79	114	110
Other	125	42	173	135
Ending balance at June 30(a)	$3,193	$3,070	$3,193	$3,070

(a)	Included $2,894 million and $2,950 million related to the Alstom joint ventures at June 30, 2017 and 2016, respectively.

OTHER

Dividends from GE Capital to GE totaled $2,105 million, including cash dividends of $2,016 million, and $3,500 million in the three months ended June 30, 2017 and 2016, respectively and $4,105 million, including cash dividends of $4,016 million, and $11,000 million in the six months ended June 30, 2017 and 2016, respectively. Dividends on GE preferred stock totaled $182 million, including cash dividends of $147 million and $152 million, including cash dividends of $120 million in the three months ended June 30, 2017 and 2016, respectively, and $216 million, including cash dividends of $147 million and $441 million, including cash dividends of $185 million in the six months ended June 30, 2017 and 2016, respectively. Dividends on GE preferred stock are payable semi-annually, in June and December, and accretion is recorded on a quarterly basis.

2017 2Q FORM 10-Q 85

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. EARNINGS PER SHARE INFORMATION

	Three months ended June 30
	2017		2016
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations for per-share calculation(a)(b)	$1,514	$1,514	$3,446	$3,449
Preferred stock dividends	(182)	(182)	(152)	(152)
Earnings from continuing operations attributable to common shareowners for per-share calculation(a)(b)	$1,332	$1,332	$3,294	$3,297
Loss from discontinued operations for per-share calculation(a)(b)	(157)	(157)	(546)	(543)
Net earnings attributable to GE common shareowners for per-share calculation(a)(b)	$1,179	$1,179	$2,751	$2,753

Average equivalent shares
Shares of GE common stock outstanding	8,671	8,671	9,079	9,079
Employee compensation-related shares (including stock options)	89	—	108	—
Total average equivalent shares	8,760	8,671	9,187	9,079

Per-share amounts
Earnings from continuing operations	$0.15	$0.15	$0.36	$0.36
Loss from discontinued operations	(0.02)	(0.02)	(0.06)	(0.06)
Net earnings	0.13	0.14	0.30	0.30

	Six months ended June 30
	2017		2016
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations for per-share calculation(a)(b)	$2,401	$2,400	$3,981	$3,983
Preferred stock dividends	(216)	(216)	(441)	(441)
Earnings from continuing operations attributable to common shareowners for per-share calculation(a)(b)	$2,185	$2,184	$3,540	$3,542
Loss from discontinued operations for per-share calculation(a)(b)	(399)	(400)	(861)	(858)
Net earnings attributable to GE common shareowners for per-share calculation(a)(b)	$1,793	$1,793	$2,687	$2,690

Average equivalent shares
Shares of GE common stock outstanding	8,695	8,695	9,179	9,179
Employee compensation-related shares (including stock options)	94	—	101	—
Total average equivalent shares	8,789	8,695	9,281	9,179

Per-share amounts
Earnings from continuing operations	$0.25	$0.25	$0.38	$0.39
Loss from discontinued operations	(0.05)	(0.05)	(0.09)	(0.09)
Net earnings	0.20	0.21	0.29	0.29

(a)
Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities. For the three months ended June 30, 2017 pursuant to the two-class method, as a result of excess dividends in respect to the current period earnings, losses were not allocated to the participating securities. For the three months ended June 30, 2016, participating securities are included in the computation of earnings per share pursuant to the two-class method and the application of this treatment had an insignificant effect. For the six months ended June 30, 2017 and 2016, pursuant to the two-class method, as a result of excess dividends in respect to the current period earnings, losses were not allocated to the participating securities.

(b)	Included an insignificant amount of dividend equivalents in each of the periods presented.

86 2017 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2017 and 2016, approximately 33 million and 25 million and of outstanding stock awards were not included in the computation of diluted earnings per share because their effect was antidilutive. For the six months ended June 30, 2017 and 2016, approximately 26 million and 28 million of outstanding stock awards were not included in the computation of diluted earnings per share because their effect was antidilutive.

Earnings per share amounts are computed independently for earnings from continuing operations, loss from discontinued operations and net earnings. As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net earnings.

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

	June 30, 2017		December 31, 2016
(In millions)	Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value

GE
Assets
Investments and notes receivable	$1,305	$1,355	$1,526	$1,595
Liabilities
Borrowings(a)(b)	29,650	30,455	19,184	19,923
Borrowings (debt assumed)(a)(c)	52,291	59,603	60,109	66,998

GE Capital
Assets
Loans	19,740	19,774	21,060	20,830
Other commercial mortgages	1,471	1,554	1,410	1,472
Loans held for sale	604	604	473	473
Other financial instruments(d)	116	149	121	150
Liabilities
Borrowings(a)(e)(f)(g)	54,691	58,752	58,523	62,024
Investment contracts	2,671	3,130	2,813	3,277

(a)	See Note 10.

(b)	Included $107 million and $115 million of accrued interest in estimated fair value at June 30, 2017 and December 31, 2016, respectively.

(c)	Included $553 million and $803 million of accrued interest in estimated fair value at June 30, 2017 and December 31, 2016, respectively.

(d)	Principally comprises cost method investments.

(e)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at June 30, 2017 and December 31, 2016 would have been reduced by $2,478 million and $2,397 million, respectively.

(f)	Included $808 million and $775 million of accrued interest in estimated fair value at June 30, 2017 and December 31, 2016, respectively.

(g)	Excluded $48,216 million and $58,780 million of net intercompany payable to GE at June 30, 2017 and December 31, 2016, respectively.

NOTIONAL AMOUNTS OF LOAN COMMITMENTS

(In millions)	June 30, 2017	December 31, 2016

Ordinary course of business lending commitments(a)	$789	$687
Unused revolving credit lines	229	238

(a)	Excluded investment commitments of $259 million and $522 million at June 30, 2017 and December 31, 2016, respectively.

2017 2Q FORM 10-Q 87

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DERIVATIVES AND HEDGING

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

FINANCIAL STATEMENT EFFECTS - CASH FLOW HEDGES
	Three months ended June 30		Six months ended June 30
(In millions)	2017	2016	2017	2016

Balance sheet changes
Fair value of derivatives increase (decrease)	$34	$11	$56	$(45)
Shareowners' equity (increase) decrease	(34)	(12)	(56)	45

Earnings (loss) related to ineffectiveness	—	—	—	1
Earnings (loss) effect of derivatives(a)	65	14	64	(71)

(a)	Offsets earnings effect of the hedged forecasted transaction

Fair value hedges – These derivatives are used to hedge the effects of interest rate and currency exchange rate changes on debt that we have issued.

FINANCIAL STATEMENT EFFECTS - FAIR VALUE HEDGES

	Three months ended June 30		Six months ended June 30
(In millions)	2017	2016	2017	2016

Balance sheet changes
Fair value of derivative increase (decrease)	$(57)	$888	$(282)	$2,610
Adjustment to carrying amount of hedged debt (increase) decrease	2	(933)	164	(2,688)

Earnings (loss) related to hedge ineffectiveness	(56)	(46)	(118)	(77)

Net investment hedges – We invest in foreign operations that conduct their financial services activities in currencies other than the US dollar. We hedge the currency risk associated with those investments primarily using short-term currency exchange contracts under which we receive US dollars and pay foreign currency and non-derivative instruments such as debt denominated in a foreign currency.

FINANCIAL STATEMENT EFFECTS - NET INVESTMENT HEDGES
	Three months ended June 30		Six months ended June 30
(In millions)	2017	2016	2017	2016

Balance sheet changes
Fair value of derivatives increase (decrease)	$(98)	$(282)	$(191)	$47
Fair value of non-derivative instruments (increase) decrease	(389)	(322)	(859)	(49)
Shareowners' equity (increase) decrease	490	609	1,063	40

Earnings (loss) related to
spot-forward differences and ineffectiveness	3	5	13	37
Earnings (loss) related to
reclassification upon sale or liquidation(a)	—	(380)	59	(1,072)

(a)
Included zero and $(380) million recorded in discontinued operations in the three months ended June 30, 2017 and 2016 and $59 million and $(1,072) million recorded in discontinued operations in the six months ended June 30, 2017 and 2016, respectively.

88 2017 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Economic Hedges - These derivatives are not designated as hedges from an accounting standpoint (and therefore we do not apply hedge accounting to the relationship) but otherwise serve the same economic purpose as other hedging arrangements. We use economic hedges when we have exposures to currency exchange risk for which we are unable to meet the requirements for hedge accounting or when changes in the carrying amount of the hedged item are already recorded in earnings in the same period as the derivative making hedge accounting unnecessary. Even though the derivative is an effective economic hedge, there may be a net effect on earnings in each period due to differences in the timing of earnings recognition between the derivative and the hedged item.

FINANCIAL STATEMENT EFFECTS - ECONOMIC HEDGES
	Three months ended June 30		Six months ended June 30
(In millions)	2017	2016	2017	2016

Balance sheet changes
Change in fair value of economic hedge increase (decrease)	$979	$157	$641	$(122)
Change in carrying amount of item being hedged increase (decrease)	(1,180)	(286)	(956)	(198)

Earnings (loss) effect of economic hedges(a)	(200)	(130)	(315)	(321)

(a)	Offset by the future earnings effects of economically hedged item.

NOTIONAL AMOUNT OF DERIVATIVES

The notional amount of a derivative is the number of units of the underlying (for example, the notional principal amount of the debt in an interest rate swap). The notional amount is used to compute interest or other payment streams to be made under the contract and is a measure of our level of activity. We generally disclose derivative notional amounts on a gross basis. A substantial majority of the outstanding notional amount of $173 billion at June 30, 2017 is related to managing interest rate and currency risk between financial assets and liabilities in our financial services business. The remaining derivative notional amount primarily relates to hedges of anticipated sales and purchases in foreign currency, commodity purchases and contractual terms in contracts that are considered embedded derivatives.

The table below provides additional information about how derivatives are reflected in our financial statements.

CARRYING AMOUNTS RELATED TO DERIVATIVES
(In millions)	June 30, 2017	December 31, 2016

Derivative assets	$4,077	$5,467
Derivative liabilities	(2,511)	(4,883)
Accrued interest	484	792
Cash collateral & credit valuation adjustment	(1,599)	(672)
Net Derivatives	451	703
Securities held as collateral	(432)	(442)
Net amount	$19	$262

2017 2Q FORM 10-Q 89

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EFFECTS OF DERIVATIVES ON EARNINGS

All derivatives are marked to fair value on our balance sheet, whether they are designated in a hedging relationship for accounting purposes or are used as economic hedges.

	Three months ended June 30			Six months ended June 30
(In millions)	Effect on hedging instrument	Effect on underlying	Effect on earnings	Effect on hedging instrument	Effect on underlying	Effect on earnings

2017
Cash flow hedges	$34	$(34)	$—	$56	$(56)	$—
Fair value hedges	(57)	2	(56)	(282)	164	(118)
Net investment hedges(a)	(487)	490	3	(1,050)	1,063	13
Economic hedges(b)	979	(1,180)	(200)	641	(956)	(315)
Total			$(253)			$(420)

2016
Cash flow hedges	$11	$(12)	$—	$(45)	$45	$1
Fair value hedges	888	(933)	(46)	2,610	(2,688)	(77)
Net investment hedges(a)	(604)	609	5	(2)	40	37
Economic hedges(b)	157	(286)	(130)	(122)	(198)	(321)
Total			$(171)			$(360)

The amounts in the table above generally do not include associated derivative accruals in income or expense.

(a)	Both derivatives and non-derivatives hedging instruments are included.

(b)	Net effect is substantially offset by the change in fair value of the hedged item that will affect earnings in future periods.

See Note 14 for additional information about changes in shareowners' equity related to hedging and amounts released to earnings.

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

In the normal course of business we become involved with VIEs either because we help create them or we invest in them. Our VIEs either provide goods and services to customers or provide financing to third parties for the purchase of GE goods and services. If we control the VIE, we consolidate it and provide disclosure below. However, if the VIE is a business and use of its assets is not limited to settling its liabilities, ongoing disclosures are not required.

CONSOLIDATED VARIABLE INTEREST ENTITIES

Our most significant consolidated VIEs are the three joint ventures that were formed as part of the Alstom acquisition. These joint ventures include grid technology, renewable energy, and global nuclear and French steam power and have combined assets, liabilities and redeemable non-controlling interest as of June 30, 2017 and December 31, 2016 of $16,193 million, $9,006 million and $2,894 million and $14,460 million, $9,922 million and $2,709 million, respectively. These joint ventures are considered VIEs because the equity held by Alstom does not participate fully in the earnings of the ventures due to contractual features allowing Alstom to sell their interests back to GE. We consolidate these ventures because we control all their significant activities. These joint ventures are in all other respects regular businesses and are therefore exempt from ongoing disclosure requirements for consolidated VIEs provided below.

The table below provides information about consolidated VIEs that are subject to ongoing disclosure requirements. Substantially all of these entities were created to help our customers finance the purchase of GE goods and services or to purchase GE customer notes receivable arising from sales of GE goods and services. These entities have no features that could expose us to losses that could significantly exceed the difference between the consolidated assets and liabilities.

90 2017 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASSETS AND LIABILITIES OF CONSOLIDATED VIEs
		GE Capital
(In millions)	GE	Customer Notes receivables(a)	Other	Total

June 30, 2017
Assets
Financing receivables, net	$—	$—	$881	$881
Current receivables	56	560	—	616
Investment securities	—	—	1,004	1,004
Other assets	587	1,320	2,101	4,008
Total	$643	$1,880	$3,986	$6,509

Liabilities
Borrowings	$38	$—	$1,134	$1,172
Non-recourse borrowings	—	667	16	683
Other liabilities	494	1,185	1,555	3,234
Total	$532	$1,852	$2,705	$5,089

December 31, 2016
Assets
Financing receivables, net	$—	$—	$1,035	$1,035
Current receivables	57	670	—	727
Investment securities	—	—	982	982
Other assets	492	1,122	1,747	3,361
Total	$549	$1,792	$3,764	$6,105

Liabilities
Borrowings	$1	$—	$818	$819
Non-recourse borrowings	—	401	16	417
Other liabilities	457	1,378	1,482	3,317
Total	$458	$1,779	$2,316	$4,553

(a)	Two funding vehicles established to purchase customer notes receivable from GE, one of which is partially funded by third-party debt.

Total revenues from our consolidated VIEs were $256 million and $439 million for the three months ended June 30, 2017 and 2016, respectively and $508 million and $794 million in the six months ended June 30, 2017 and 2016, respectively. Related expenses consisted primarily of cost of goods and services of $83 million and $257 million for the three months ended June 30, 2017 and 2016, respectively and $178 million and $601 million in the six months ended June 30, 2017 and 2016, respectively.

Where we provide servicing for third-party investors, we are contractually permitted to commingle cash collected from customers on financing receivables sold to third-party investors with our own cash prior to payment to third-party investors, provided our short-term credit rating does not fall below A-1/P1. These third-party investors also owe us amounts for purchased financial assets and scheduled interest and principal payments, At June 30, 2017 and December 31, 2016, the amounts of commingled cash owed to the third-party investors were $1,123 million and $1,117 million, respectively, and the amounts owed to us by third-party investors were $10 million and $5 million, respectively.

UNCONSOLIDATED VARIABLE INTEREST ENTITIES

We become involved with unconsolidated VIEs primarily through assisting in the formation and financing of the entity. We do not consolidate these entities because we do not have power over decisions that significantly affect their economic performance. Our investments in unconsolidated VIEs, at June 30, 2017 and December 31, 2016 were $6,210 million and $6,346 million, respectively. Substantially all of these investments are held by Energy Financial Services. Obligations to make additional investments in these entities are not significant.

2017 2Q FORM 10-Q 91

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES

COMMITMENTS

The GE Capital Aviation Services (GECAS) business in GE Capital had placed multiple-year orders for various Boeing, Airbus and other aircraft manufacturers with list prices approximating $39,374 million and secondary orders with airlines for used aircraft of approximately $1,894 million at June 30, 2017. In our Aviation segment, we had committed to provide financing assistance of $1,911 million of future customer acquisitions of aircraft equipped with our engines.

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

At June 30, 2017, we were committed under the following guarantee arrangements beyond those provided on behalf of VIEs. See Note 17.

Credit Support. We have provided $2,282 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable these customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed, or possibly by certain other assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $44 million at June 30, 2017.

Indemnification Agreements – Continuing Operations. We have agreements that require us to fund up to $210 million at June 30, 2017 under residual value guarantees on a variety of leased equipment. Under most of our residual value guarantees, our commitment is secured by the leased asset. The liability for these indemnification agreements was $7 million at June 30, 2017.

At June 30, 2017, we also had $1,051 million of other indemnification commitments, substantially all of which relate to representations and warranties in sales of businesses or assets. The liability for these indemnification commitments was $234 million at June 30, 2017.

Indemnification Agreements – Discontinued Operations. At June 30, 2017, we provided specific indemnifications to buyers of GE Capital’s assets that amounted to $2,611 million, for which we have recognized related liabilities of $305 million. In addition, in connection with the 2015 public offering and sale of our North American Retail Finance business, Synchrony Financial, GE Capital indemnified Synchrony Financial and its directors, officers, and employees against the liabilities of GECC's businesses other than historical liabilities of the businesses that are part of Synchrony Financial's ongoing operations.

Contingent Consideration. These are agreements to provide additional consideration to a buyer or seller in a business combination if contractually specified conditions related to the acquisition or disposition are achieved. Amount of contingent consideration was insignificant at June 30, 2017.

PRODUCT WARRANTIES

We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information – mostly historical claims experience – claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows.

92 2017 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six months ended June 30
(In millions)	2017	2016

Balance at January 1	$1,920	$1,723
Current-year provisions	354	339
Expenditures	(414)	(343)
Other changes(a)	109	113
Balance as of June 30	$1,969	$1,832
(a)    Primarily includes effect of currency exchange and acquisitions.

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

The remaining active claims have been brought by securitization trustees or administrators seeking recovery from WMC for alleged breaches of representations and warranties on mortgage loans that serve as collateral for residential mortgage-backed securities (RMBS). At June 30, 2017, such claims consisted of $1,019 million of individual claims generally submitted before the filing of a lawsuit (compared to $1,060 million at December 31, 2016) and $5,435 million of additional claims asserted against WMC in litigation without making a prior claim (Litigation Claims) (compared to $5,456 million at December 31, 2016). The total amount of these claims, $6,454 million, reflects the purchase price or unpaid principal balances of the loans at the time of purchase and does not give effect to pay downs or potential recoveries based upon the underlying collateral, which in many cases are substantial, nor to accrued interest or fees. WMC believes that repurchase claims brought based upon representations and warranties made more than six years before WMC was notified of the claim would be disallowed in legal proceedings under applicable law and the June 11, 2015 decision of the New York Court of Appeals in ACE Securities Corp. v. DB Structured Products, Inc., on the statute of limitations period governing such claims.

Reserves related to repurchase claims made against WMC were $636 million at June 30, 2017, reflecting a net increase to reserves in the six months ended June 30, 2017 of $10 million. The reserve estimate takes into account recent settlement activity and is based upon WMC’s evaluation of the remaining exposures as a percentage of estimated lifetime mortgage loan losses within the pool of loans supporting each securitization for which timely claims have been asserted in litigation against WMC. Settlements in prior periods reduced WMC’s exposure on claims asserted in certain securitizations and the claim amounts reported above give effect to these settlements.

ROLLFORWARD OF THE RESERVE

	Three months ended June 30		Six months ended June 30
(In millions)	2017	2016	2017	2016

Balance, beginning of period	$626	$833	$626	$875
Provision	10	27	10	84
Claim resolutions / rescissions	—	—	—	(99)
Balance, end of period	$636	$860	$636	$860

Given the significant litigation activity and WMC’s continuing efforts to resolve the lawsuits involving claims made against WMC, it is difficult to assess whether future losses will be consistent with WMC’s past experience. Adverse changes to WMC’s assumptions supporting the reserve may result in an increase to these reserves. WMC estimates a range of reasonably possible loss from $0 to approximately $500 million over its recorded reserve at June 30, 2017. This estimate involves significant judgment and may not reflect the range of uncertainties and unpredictable outcomes inherent in litigation, including the matters discussed in Legal Proceedings and potential changes in WMC’s legal strategy. This estimate excludes any possible loss associated with an adverse court decision on the applicable statute of limitations or an adverse outcome in the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) investigation discussed in Legal Proceedings, as WMC is unable at this time to develop such a meaningful estimate.

2017 2Q FORM 10-Q 93

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2017, there were 10 lawsuits involving claims made against WMC arising from alleged breaches of representations and warranties on mortgage loans included in 11 securitizations. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. As discussed in Legal Proceedings, five of these lawsuits are the subject of settlement agreements approved by a California state court. On January 23, 2017, the ResCap Liquidating Trust, as successor to Residential Funding Company, LLC (RFC), filed a lawsuit against WMC in the United States District Court for the District of Minnesota arising from alleged breaches in representations and warranties made by WMC in connection with the sale of approximately $840 million in loans to RFC over a period of time preceding RFC’s filing for bankruptcy protection in May 2012. Although the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase of defective mortgage loan) and/or money damages. Adverse court decisions, including in cases not involving WMC, could result in new claims and lawsuits on additional loans. However, WMC continues to believe that it has defenses to the claims asserted in litigation, including, for example, based on causation and materiality requirements and applicable statutes of limitations. It is not possible to predict the outcome or impact of these defenses and other factors, any of which could materially affect the amount of any loss ultimately incurred by WMC on these claims.

WMC has also received indemnification demands, nearly all of which are unspecified, from depositors/underwriters/sponsors of RMBS or securitization trustees in connection with actual or potential claims concerning alleged misrepresentations in the securitization offering documents to which WMC is not a party, mortgage loan repurchase claims made against RMBS sponsors or other claims involving alleged defects in loans sold by WMC. WMC believes that it has defenses to these demands.

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

Alstom legacy matters. On November 2, 2015, we acquired the Thermal, Renewables and Grid businesses from Alstom. Prior to the acquisition, the seller was the subject of two significant cases involving anti-competitive activities and improper payments: (1) in January 2007, Alstom was fined €65 million by the European Commission for participating in a gas insulated switchgear cartel that operated from 1988 to 2004 (that fine was later reduced to €59 million), and (2) in December 2014, Alstom pled guilty in the United States to multiple violations of the Foreign Corrupt Practices Act and paid a criminal penalty of $772 million. As part of GE’s accounting for the acquisition, we established a reserve amounting to $858 million for legal and compliance matters related to the legacy business practices that were the subject of these and related cases in various jurisdictions.

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

94 2017 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. INTERCOMPANY TRANSACTIONS

Transactions between related companies are made on an arms-length basis and are reported in the respective GE and GE Capital columns of our financial statements, but are eliminated in deriving our consolidated financial statements. Threse transactions include, but are not limited to, the following:

•	GE Capital dividends to GE,

•	GE Capital working capital solutions to optimize GE cash management,

•	GE Capital enabled GE industrial orders, and

•	Aircraft engines, power equipment, renewable energy equipment and healthcare equipment manufactured by GE that are installed on GE Capital investments, including leased equipment.

In addition to the above transactions that primarily enable growth for the GE businesses, there are routine related party transactions, which include, but are not limited to, the following:

•	Expenses related to parent-subsidiary pension plans,

•	Buildings and equipment leased between GE and GE Capital, including sale-leaseback transactions,

•	Information technology (IT) and other services sold to GE Capital by GE

•	Settlements of tax liabilities, and

•	Various investments, loans and allocations of GE corporate overhead costs.

Presented below is a walk of intercompany eliminations from the combined GE and GE Capital totals to the consolidated cash flows from continuing operations.

	Six months ended June 30
(In millions)	2017	2016

Cash from (used for) operating activities-continuing operations
Combined	$5,549	$11,207
GE current receivables sold to GE Capital	1,598	1,313
GE Capital dividends to GE	(4,016)	(11,000)
Other reclassifications and eliminations(a)	258	494
Total cash from (used for) operating activities-continuing operations	$3,389	$2,014
Cash from (used for) investing activities-continuing operations
Combined	$3,173	$39,495
GE current receivables sold to GE Capital	(1,760)	(1,643)
GE Capital long-term loans to GE	4,075	—
GE Capital short-term loan to GE	(1,329)	5,002
Other reclassifications and eliminations(a)	(76)	(441)
Total cash from (used for) investing activities-continuing operations	$4,083	$42,414
Cash from (used for) financing activities-continuing operations
Combined	$(13,339)	$(69,038)
GE current receivables sold to GE Capital	162	330
GE Capital dividends to GE	4,016	11,000
GE Capital long-term loans to GE	(4,075)	—
GE Capital short-term loan to GE	1,329	(5,002)
Other reclassifications and eliminations(a)	(182)	(52)
Total cash from (used for) financing activities-continuing operations	$(12,089)	$(62,763)

(a)	Includes eliminations of other cash flows activities including those related to GE Capital enabled GE industrial orders, various investments, loans and allocations of GE corporate overhead costs.

2017 2Q FORM 10-Q 95

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. GUARANTOR FINANCIAL INFORMATION

GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On October 26, 2015, GE Capital International Funding Company Unlimited Company, formerly GE Capital International Funding Company (the Issuer), then a finance subsidiary of General Electric Capital Corporation, settled its previously announced private offers to exchange (the Exchange Offers) the Issuer’s new senior unsecured notes for certain outstanding debt securities of General Electric Capital Corporation.

The new notes that were issued were fully and unconditionally, jointly and severally guaranteed by both the Company and GE Capital International Holdings Limited (GECIHL) (each a Guarantor, and together, the Guarantors).

Under the terms of a registration rights agreement entered into in connection with the Exchange Offers, the Issuer and the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission (SEC) for an offer to exchange new senior notes of the Issuer registered with the SEC and guaranteed by the Guarantors for certain of the Issuer’s outstanding unregistered senior notes. This exchange was completed in July 2016.

PRESENTATION

In connection with the registration of the senior notes, the Company is required to provide certain financial information regarding the Issuer and the Guarantors of the registered securities. Included are the Condensed Consolidating Statements of Earnings and Comprehensive Income for the three months ended June 30, 2017 and 2016 and six months ended June 30, 2017 and 2016, Condensed Consolidating Statements of Financial Position as of June 30, 2017 and December 31, 2016 and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2017 and 2016 for:

•	General Electric Company (the Parent Company Guarantor) - prepared with investments in subsidiaries accounted for under the equity method of accounting and excluding any inter-segment eliminations;

•	GE Capital International Funding Company Unlimited Company (the Subsidiary Issuer) – finance subsidiary for debt;

•	GE Capital International Holdings Limited (GECIHL) (the Subsidiary Guarantor) - prepared with investments in non-guarantor subsidiaries accounted for under the equity method of accounting;

•	Non-Guarantor Subsidiaries - prepared on an aggregated basis excluding any elimination or consolidation adjustments and includes predominantly all non-cash adjustments for cash flows;

•	Consolidating Adjustments - adjusting entries necessary to consolidate the Parent Company Guarantor with the Subsidiary Issuer, the Subsidiary Guarantor and Non-Guarantor Subsidiaries; and

•	Consolidated - prepared on a consolidated basis.

96 2017 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

(in millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues and other income
Sales of goods and services	$8,080	$—	$—	$37,615	$(18,456)	$27,239
Other income	27,632	—	—	28,005	(55,339)	298
Equity in earnings (loss) of affiliates	(25,246)	—	450	13,982	10,813	—
GE Capital revenues from services	—	173	188	2,589	(928)	2,022
Total revenues and other income	10,467	173	638	82,191	(63,910)	29,558

Costs and expenses
Interest and other financial charges	767	159	489	1,221	(1,463)	1,174
Other costs and expenses	8,557	—	9	37,570	(19,265)	26,870
Total costs and expenses	9,324	159	497	38,791	(20,728)	28,044
Earnings (loss) from continuing operations before income taxes	1,143	14	141	43,400	(43,183)	1,515
Benefit (provision) for income taxes	370	(2)	—	(230)	(154)	(15)
Earnings (loss) from continuing operations	1,513	12	141	43,170	(43,336)	1,499
Earnings (loss) from discontinued operations, net of taxes	(146)	—	(5)	3	2	(146)
Net earnings (loss)	1,367	12	136	43,172	(43,334)	1,354
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	16	(30)	(14)
Net earnings (loss) attributable to the Company	1,367	12	136	43,156	(43,304)	1,367
Other comprehensive income (loss)	1,317	—	32	(25,537)	25,505	1,317
Comprehensive income (loss) attributable to the Company	$2,685	$12	$168	$17,619	$(17,799)	$2,685

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

(in millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues and other income
Sales of goods and services	$10,664	$—	$—	$38,202	$(20,838)	$28,028
Other income	(264)	—	—	16,043	(12,629)	3,150
Equity in earnings (loss) of affiliates	5,228	—	(5)	15,305	(20,528)	0
GE Capital revenues from services	0	200	722	1,760	(365)	2,316
Total revenues and other income	15,628	200	717	71,310	(54,359)	33,494

Costs and expenses
Interest and other financial charges	851	175	677	1,412	(1,790)	1,326
Other costs and expenses	11,601	—	19	38,786	(22,062)	28,344
Total costs and expenses	12,453	175	695	40,198	(23,852)	29,670
Earnings (loss) from continuing operations before income taxes	3,175	25	21	31,111	(30,508)	3,824
Benefit (provision) for income taxes	312	(3)	(43)	(473)	(254)	(461)
Earnings (loss) from continuing operations	3,486	22	(22)	30,639	(30,762)	3,363
Earnings (loss) from discontinued operations, net of taxes	(541)	—	(521)	600	(80)	(541)
Net earnings (loss)	2,946	22	(542)	31,239	(30,841)	2,823
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(66)	(20)	(86)
Net earnings (loss) attributable to the Company	2,946	22	(542)	31,305	(30,822)	2,908
Other comprehensive income (loss)	807	—	246	579	(825)	807
Comprehensive income (loss) attributable to the Company	$3,753	$22	$(297)	$31,884	$(31,646)	$3,715
2017 2Q FORM 10-Q 97

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

(in millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues and other income
Sales of goods and services	$16,872	$—	$—	$73,705	$(38,110)	$52,467
Other income	27,686	—	—	32,625	(59,845)	465
Equity in earnings (loss) of affiliates	(22,802)	—	692	50,664	(28,555)	—
GE Capital revenues from services	—	329	374	4,859	(1,275)	4,286
Total revenues and other income	21,756	329	1,066	161,853	(127,786)	57,219

Costs and expenses
Interest and other financial charges	1,677	309	943	2,303	(2,920)	2,313
Other costs and expenses	18,186	—	22	73,511	(39,159)	52,560
Total costs and expenses	19,862	309	965	75,814	(42,078)	54,872
Earnings (loss) from continuing operations before income taxes	1,894	20	101	86,039	(85,707)	2,346
Benefit (provision) for income taxes	514	(2)	115	(699)	41	(31)
Earnings (loss) from continuing operations	2,408	17	215	85,341	(85,666)	2,315
Earnings (loss) from discontinued operations, net of taxes	(388)	—	278	3	(278)	(385)
Net earnings (loss)	2,020	17	493	85,344	(85,944)	1,931
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(32)	(57)	(90)
Net earnings (loss) attributable to the Company	2,020	17	493	85,376	(85,887)	2,020
Other comprehensive income (loss)	3,144	—	649	(26,994)	26,345	3,144
Comprehensive income (loss) attributable to the Company	$5,164	$17	$1,142	$58,382	$(59,542)	$5,164

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

(in millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues and other income
Sales of goods and services	$20,676	$—	$—	$71,961	$(39,295)	$53,342
Other income	(38)	—	—	19,484	(16,288)	3,158
Equity in earnings (loss) of affiliates	6,135	—	665	28,928	(35,728)	0
GE Capital revenues from services	0	596	1,019	6,344	(3,121)	4,838
Total revenues and other income	26,774	596	1,683	126,717	(94,431)	61,339

Costs and expenses
Interest and other financial charges	1,662	547	1,608	3,171	(3,927)	3,062
Other costs and expenses	22,057	—	55	74,624	(42,522)	54,214
Total costs and expenses	23,719	548	1,663	77,795	(46,449)	57,276
Earnings (loss) from continuing operations before income taxes	3,055	48	20	48,922	(47,983)	4,063
Benefit (provision) for income taxes	931	(6)	(46)	(958)	(205)	(284)
Earnings (loss) from continuing operations	3,986	42	(26)	47,964	(48,187)	3,779
Earnings (loss) from discontinued operations, net of taxes	(849)	—	(996)	174	821	(849)
Net earnings (loss)	3,137	42	(1,022)	48,138	(47,366)	2,930
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(91)	(116)	(207)
Net earnings (loss) attributable to the Company	3,137	42	(1,022)	48,230	(47,250)	3,137
Other comprehensive income (loss)	1,631	(12)	63	847	(898)	1,631
Comprehensive income (loss) attributable to the Company	$4,767	$30	$(958)	$49,076	$(48,148)	$4,767

98 2017 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
JUNE 30, 2017 (UNAUDITED)

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Assets
Cash and equivalents	$4,420	$—	$3	$40,174	$(547)	$44,049
Investment securities	1	—	—	42,065	(2,098)	39,968
Receivables - net	54,549	17,233	31,020	80,421	(143,470)	39,753
Inventories	5,265	—	—	22,111	(4,533)	22,843
Property, plant and equipment - net	5,891	—	—	46,284	(2,007)	50,167
Investment in subsidiaries(a)	284,471	—	80,491	472,477	(837,439)	0
Goodwill and intangible assets	7,207	—	—	50,518	31,539	89,264
All other assets	15,238	44	79	205,041	(158,823)	61,579
Assets of discontinued operations	—	—	—	—	7,850	7,850
Total assets	$377,041	$17,278	$111,593	$959,089	$(1,109,528)	$355,473

Liabilities and equity
Short-term borrowings	$177,190	$—	$45,994	$25,300	$(218,441)	$30,044
Accounts payable	(1,380)	—	—	56,038	(41,375)	13,283
Other current liabilities	11,732	34	3	24,489	(251)	36,007
Long-term and non-recourse borrowings	71,784	16,703	34,601	53,234	(71,963)	104,359
All other liabilities	43,567	352	279	55,363	(7,667)	91,894
Liabilities of discontinued operations	—	—	—	—	911	911
Total Liabilities	302,893	17,089	80,878	214,424	(338,786)	276,498

Redeemable noncontrolling interests	—	—	—	2,433	760	3,193

GE shareowners' equity	74,148	189	30,716	740,746	(771,651)	74,148
Noncontrolling interests	—	—	—	1,486	148	1,634
Total equity	74,148	189	30,716	742,232	(771,503)	75,783
Total liabilities, redeemable noncontrolling interests and equity	$377,041	$17,278	$111,593	$959,089	$(1,109,528)	$355,473

(a)	Included within the subsidiaries of the Subsidiary Guarantor are cash and cash equivalent balances of $21,419 million and net assets of discontinued operations of $3,711 million.

2017 2Q FORM 10-Q 99

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
DECEMBER 31, 2016

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Assets
Cash and equivalents	$2,558	$—	$3	$46,994	$(1,426)	$48,129
Investment securities	1	—	—	47,394	(3,082)	44,313
Receivables - net	63,620	17,157	30,470	79,401	(148,385)	42,263
Inventories	4,654	—	—	21,076	(3,377)	22,354
Property, plant and equipment - net	5,768	—	—	46,366	(1,615)	50,518
Investment in subsidiaries(a)	272,685	—	80,481	492,674	(845,840)	—
Goodwill and intangible assets	8,128	—	—	42,074	36,673	86,875
All other assets	14,692	44	39	201,276	(160,134)	55,917
Assets of discontinued operations	—	—	—	—	14,815	14,815
Total assets	$372,107	$17,202	$110,992	$977,255	$(1,112,372)	$365,183

Liabilities and equity
Short-term borrowings	$167,089	$1	$46,432	$25,919	$(208,727)	$30,714
Accounts payable	5,412	—	—	47,366	(38,343)	14,435
Other current liabilities	11,072	33	117	25,095	114	36,431
Long-term and non-recourse borrowings	68,983	16,486	34,389	68,912	(83,273)	105,496
All other liabilities	43,722	511	481	58,376	(9,656)	93,434
Liabilities of discontinued operations	—	—	—	—	4,158	4,158
Total Liabilities	296,279	17,030	81,419	225,667	(335,727)	284,668

Redeemable noncontrolling interests	—	—	—	2,223	802	3,025

GE shareowners' equity	75,828	171	29,573	747,719	(777,463)	75,828
Noncontrolling interests	—	—	—	1,647	16	1,663
Total equity	75,828	171	29,573	749,366	(777,447)	77,491
Total liabilities, redeemable noncontrolling interests and equity	$372,107	$17,202	$110,992	$977,255	$(1,112,372)	$365,183

(a)	Included within the subsidiaries of the Subsidiary Guarantor are cash and cash equivalent balances of $28,516 million and net assets of discontinued operations of $6,012 million.

100 2017 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows – operating activities
Cash from (used for) operating activities - continuing operations	$12,674	$25	$225	$113,799	$(123,335)	$3,389
Cash from (used for) operating activities - discontinued operations	(388)	—	—	(507)	—	(895)
Cash from (used for) operating activities	12,286	25	225	113,292	(123,335)	2,494

Cash flows – investing activities
Cash from (used for) investing activities – continuing operations	(26,871)	(25)	608	(60,997)	91,369	4,083
Cash from (used for) investing activities – discontinued operations	—	—	—	(1,922)	—	(1,922)
Cash from (used for) investing activities	(26,871)	(25)	608	(62,919)	91,369	2,161

Cash flows – financing activities
Cash from (used for) financing activities – continuing operations	16,446	—	(833)	(60,547)	32,845	(12,089)
Cash from (used for) financing activities – discontinued operations	—	—	—	1,909	—	1,909
Cash from (used for) financing activities	16,446	—	(833)	(58,639)	32,845	(10,181)
Effect of currency exchange rate changes on cash and equivalents	—	—	—	538	—	538
Increase (decrease) in cash and equivalents	1,861	—	—	(7,728)	879	(4,988)
Cash and equivalents at beginning of year	2,558	—	3	48,423	(1,426)	49,558
Cash and equivalents at June 30	4,420	—	3	40,696	(547)	44,571
Less cash and equivalents of discontinued operations at June 30	—	—	—	522	—	522
Cash and equivalents of continuing operations at June 30	$4,420	$—	$3	$40,174	$(547)	$44,049

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows – operating activities
Cash from (used for) operating activities - continuing operations	$(21,014)	$182	$1,032	$10,275	$11,539	$2,014
Cash from (used for) operating activities - discontinued operations	(849)	—	(996)	(3,826)	821	(4,849)
Cash from (used for) operating activities	(21,863)	182	37	6,449	12,361	(2,835)

Cash flows – investing activities
Cash from (used for) investing activities – continuing operations	17,416	16,084	7,995	97,631	(96,712)	42,414
Cash from (used for) investing activities – discontinued operations	—	—	—	(10,646)	—	(10,646)
Cash from (used for) investing activities	17,416	16,084	7,995	86,985	(96,712)	31,768

Cash flows – financing activities
Cash from (used for) financing activities – continuing operations	3,174	(16,265)	(7,995)	(142,451)	100,775	(62,763)
Cash from (used for) financing activities – discontinued operations	—	—	—	(711)	—	(711)
Cash from (used for) financing activities	3,174	(16,265)	(7,995)	(143,162)	100,775	(63,474)
Effect of currency exchange rate changes on cash and equivalents	—	—	—	(24)	—	(24)
Increase (decrease) in cash and equivalents	(1,274)	—	37	(49,752)	16,424	(34,565)
Cash and equivalents at beginning of year	4,137	—	—	107,350	(20,609)	90,878
Cash and equivalents at June 30	2,863	—	37	57,598	(4,185)	56,313
Less cash and equivalents of discontinued operations at June 30	—	—	—	4,190	—	4,190
Cash and equivalents of continuing operations at June 30	$2,863	$—	$37	$53,408	$(4,185)	$52,123

2017 2Q FORM 10-Q 101

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. SUPPLEMENTAL INFORMATION

CASH FLOWS INFORMATION

Amounts reported in the "All other operating activities" line in the Statement of Cash Flows reflect cash sources and uses as well as non-cash adjustments to net income including those related to taxes, interest, pension, contract assets and gains (losses) on principal business dispositions. Certain supplemental information related to our cash flows is shown below.

	Six months ended June 30
(In millions)	2017	2016

GE
All other operating activities
(Gains) losses on purchases and sales of business interests	$(42)	$(3,140)
Contract assets (net)(a)	(3,202)	(2,431)
Income taxes(b)	(709)	(1,184)
Interest charges(c)	353	182
Principal pension plans(d)	1,542	1,680
Other	(1,122)	(114)
	$(3,180)	$(5,007)
Net dispositions (purchases) of GE shares for treasury
Open market purchases under share repurchase program	$(3,344)	$(14,244)
Other purchases	—	(776)
Dispositions	612	726
	$(2,732)	$(14,292)

(a)	Contract assets are presented net of related billings in excess of revenues on our long-term product service agreements. See Note 9.

(b)
Reflected the effects of current tax expense (benefit) of $583 million and $500 million and net cash paid during the year for income taxes of $(1,292) million and $(1,684) million for the six months ended June 30, 2017 and 2016, respectively. Cash flows effects of deferred tax provisions (benefits) are shown separately within cash flows from operating activities.

(c)
Reflected the effects of interest expense of $1,200 million and $1,007 million and cash paid for interest of $(848) million and $(825) million for the six months ended June 30, 2017 and 2016, respectively.

(d)
Reflected the effects of pension costs of $1,869 million and $1,780 million and employer contributions of $(327) million and $(100) million for the six months ended June 30, 2017 and 2016, respectively. See Note 12.

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

102 2017 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE OF DERIVATIVES

	June 30, 2017		December 31, 2016
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$2,728	$109	$3,106	$210
Currency exchange contracts	62	160	402	624
Other contracts	—	—	—	—
	2,790	269	3,508	834

Derivatives not accounted for as hedges
Interest rate contracts	58	10	62	20
Currency exchange contracts	1,132	2,199	1,778	4,011
Other contracts	97	34	119	17
	1,287	2,242	1,958	4,048

Gross derivatives recognized in statement of financial position
Gross derivatives	4,077	2,511	5,467	4,883
Gross accrued interest	470	(13)	768	(24)
	4,547	2,497	6,234	4,859

Amounts offset in statement of financial position
Netting adjustments(a)	(1,606)	(1,605)	(3,097)	(3,094)
Cash collateral(b)	(2,059)	(462)	(2,025)	(1,355)
	(3,665)	(2,066)	(5,121)	(4,449)

Net derivatives recognized in statement of financial position
Net derivatives	882	431	1,113	410

Amounts not offset in statement of financial position
Securities held as collateral(c)	(432)	—	(442)	—

Net amount	$450	$431	$671	$410

Derivatives are classified in the captions "All other assets" and "All other liabilities" and the related accrued interest is classified in "Other GE Capital receivables" and "All other liabilities" in our Statement of Financial Position.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk. At June 30, 2017 and December 31, 2016, the cumulative adjustment for non-performance risk was $(1) million and $(3) million, respectively.

(b)	Excluded excess cash collateral received and posted of $284 million and $142 million at June 30, 2017, respectively, and $6 million and $177 million at December 31, 2016, respectively.

(c)	Excluded excess securities collateral received of $68 million and zero at June 30, 2017 and December 31, 2016, respectively.

2017 2Q FORM 10-Q 103

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH FLOW HEDGE ACTIVITY
	Gain (loss) recognized in AOCI		Gain (loss) reclassified from AOCI into earnings
	for the three months ended June 30		for the three months ended June 30
(In millions)	2017	2016	2017	2016

Interest rate contracts	$3	$12	$(6)	$(26)
Currency exchange contracts	32	1	71	40
Commodity contracts	(2)	(1)	—	(1)
Total(a)	$34	$12	$65	$14

CASH FLOW HEDGE ACTIVITY
	Gain (loss) recognized in AOCI		Gain (loss) reclassified from AOCI into earnings
	for the six months ended June 30		for the six months ended June 30
(In millions)	2017	2016	2017	2016

Interest rate contracts	$2	$31	$(15)	$(55)
Currency exchange contracts	54	(77)	79	(13)
Commodity contracts	—	—	—	(3)
Total(a)	$56	$(45)	$64	$(71)

(a)	Gain (loss) is recorded in "GE Capital revenues from services", "Interest and other financial charges", and "Other costs and expenses" in our Statement of Earnings when reclassified.

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $41 million gain at June 30, 2017. We expect to transfer $18 million loss to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In both the six months ended 2017 and 2016, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At June 30, 2017 and 2016, the maximum term of derivative instruments that hedge forecasted transactions was 15 years and 16 years, respectively. See Note 14 for additional information about reclassifications out of AOCI.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivable due from the counterparties, measured at current market value, exceeds a specified limit. The fair value of such collateral was $2,491 million at June 30, 2017, of which $2,059 million was cash and $432 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $462 million at June 30, 2017. At June 30, 2017, our exposure to counterparties (including accrued interest), net of collateral we hold, was $320 million. This excludes exposure related to embedded derivatives.

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3 or other ratings levels agreed upon with the counterparty. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability, after consideration of collateral posted by us and outstanding interest payments was $367 million at June 30, 2017. This excludes exposure related to embedded derivatives.

104 2017 2Q FORM 10-Q

OTHER ITEMS

EXHIBITS

Exhibit 3.1
The By-Laws of General Electric Company, as amended and restated on June 9, 2017 (Incorporated by reference to Exhibit 3.1 to GE’s Current Report on Form 8-K dated June 9, 2017 (Commission file number 001-00035)).

http://www.sec.gov/Archives/edgar/data/40545/000004054517000035/ge8k06122017ex31.htm

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
Exhibit 101
The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three and six months ended June 30, 2017 and 2016, (ii) Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statement of Changes in Shareowners’ Equity for the six months ended June 30, 2017 and 2016, (iv) Statement of Financial Position at June 30, 2017 and December 31, 2016, (v) Statement of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.

* Data required by Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share, is provided in Note 15 to the Consolidated Financial Statements in this Report.

2017 2Q FORM 10-Q 105

OTHER ITEMS

FORM 10-Q CROSS REFERENCE INDEX

Item Number		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	59-104

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-54

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Not applicable(a)

Item 4.	Controls and Procedures	55

Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	57-58

Item 1A.	Risk Factors	Not applicable(b)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3.	Defaults Upon Senior Securities	Not applicable

Item 4.	Mine Safety Disclosures	Not applicable

Item 5.	Other Information	Not applicable

Item 6.	Exhibits	105

Signatures		107

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

106 2017 2Q FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
July 28, 2017	/s/ Jan R. Hauser
Date	Jan R. Hauser Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

2017 2Q FORM 10-Q 107