Form 10-Q
period 2017-09-30
GENERAL ELECTRIC CO
filed 2017-10-30
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 8,672,085,000 shares of common stock with a par value of $0.06 per share outstanding at September 30, 2017.

BACK TO DISCLOSURE HIGHLIGHTS AC DRAFT 2017 2Q FORM 10-Q 2

FORWARD LOOKING STATEMENTS

FORWARD LOOKING STATEMENTS

This document contains "forward-looking statements" - that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," “estimate,” “forecast,” "target," "preliminary," or "range."
Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about the completion of our announced plan to reduce the size of our financial services businesses, including earnings per share of GE Capital Global Holdings, LLC’s (GE Capital) retained businesses (Verticals); expected income and Industrial operating profit; earnings per share, including the impact of the new revenue recognition standard; revenues; organic growth; growth and productivity associated with our Digital and Additive businesses; margins; cost structure and plans to reduce costs; restructuring, impairment or other financial charges; tax rates; transaction-related synergies, proceeds and gains; cash flows, including the impact of working capital, contract assets and pension funding contributions; returns on capital and investment; capital expenditures; capital allocation, including dividends, share repurchases, acquisitions and liquidity; or capital structure, including leverage.

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•	the strategy, capital allocation and portfolio review being undertaken by our new chief executive officer;

•
our ability to convert Industrial earnings into cash and the amount and timing of our cash flows and earnings, which may be impacted by long-term services agreement dynamics, the amount and timing of dividends from GE Capital and other conditions, all of which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels;

•	our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so;

•	changes in law, economic and financial conditions, including interest and exchange rate volatility; commodity and equity prices and the value of financial assets;

•	the impact of conditions in the financial and credit markets on the availability and cost of GE Capital funding, and GE Capital's exposure to counterparties;

•
pending and future mortgage loan repurchase claims, other litigation claims and the U.S. Department of Justice's investigation under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and other investigations in connection with WMC, which may affect our estimates of liability, including possible loss estimates;

•
GE Capital’s ability to pay dividends to GE at the planned level, which may be affected by GE Capital’s cash flows and earnings, claims and investigations relating to WMC, charges that may be required in connection with GE Capital’s run-off insurance operations, credit ratings and other factors;

•	our ability to launch new products in a cost-effective manner;

•	our ability to increase margins through restructuring and other cost reduction measures;

•	our ability to convert pre-order commitments/wins into orders/bookings;

•	the price we realize on orders/bookings since commitments/wins are stated at list prices;

•
customer actions or market developments such as early aircraft retirements, reduced demand for equipment and services in the energy markets in which we operate or shifts in the competitive landscape for our products and services, changes in economic conditions, including oil prices, and other factors that may affect the level of demand and financial performance of the major industries and customers we serve;

•	the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of Alstom investigative and legal proceedings;

•
our capital allocation plans, as such plans may change including with respect to the timing and size of dividends, share repurchases, acquisitions, joint ventures, dispositions and other strategic actions;

•
our success in completing, including obtaining regulatory approvals and satisfying other closing conditions for, announced transactions, such as our announced plan to sell our Industrial Solutions business or other dispositions that we may pursue;

•	our success in integrating acquired businesses and operating joint ventures, including Baker Hughes, a GE company;

•	our ability to realize revenue and cost synergies from announced transactions, acquired businesses and joint ventures, including Alstom and Baker Hughes;

•	the impact of potential information technology or data security breaches;

•	the other factors that are described in "Forward-Looking Statements" in Baker Hughes, a GE company's most recent earnings release or Securities and Exchange Commission filing; and

•	the other factors that are described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.
These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.  We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.

2017 3Q FORM 10-Q 3

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

•
Baker Hughes, a GE company or BHGE - following the combination of our Oil & Gas business with Baker Hughes Incorporated, our Oil & Gas segment is comprised of our ownership interest of approximately 62.5% in the new company formed in the transaction, Baker Hughes, a GE Company (BHGE). We consolidate 100% of BHGE's revenues and cash flows, while our Oil & Gas segment operating profit and net income are derived net of minority interest of approximately 37.5% attributable to BHGE's Class A shareholders. References to "Baker Hughes" represent legacy Baker Hughes Incorporated operating activities which, in certain cases, have been excluded from our results for comparative purposes.

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

4 2017 3Q FORM 10-Q

MD&A

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

2017 3Q FORM 10-Q 5

MD&A

NON-GAAP FINANCIAL MEASURES

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under the U.S. Securities and Exchange Commission (SEC) rules. Specifically, we have referred, in various sections of this report, to:

•	Industrial segment organic revenues and Industrial segment organic revenues excluding Power and Oil & Gas

•	Operating and non-operating pension cost

•	Adjusted corporate costs (operating)

•	GE pre-tax earnings from continuing operations, excluding GE Capital earnings (loss) from continuing operations and the corresponding effective tax rates

•	Industrial operating earnings and GE Capital earnings (loss) from continuing operations and EPS

•	Industrial operating + Verticals earnings and EPS

•	Industrial operating profit and operating profit margin (excluding certain items)

•	Industrial operating profit excluding Power and Oil & Gas

•	Industrial cash flows from operating activities (Industrial CFOA) and Industrial CFOA excluding deal taxes and GE Pension Plan funding
The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures are included in the Supplemental Information section within the MD&A. Non-GAAP financial measures referred to in this report are either labeled as “non-GAAP” or designated as such with an asterisk (*).

6 2017 3Q FORM 10-Q

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

OUR INDUSTRIAL OPERATING SEGMENTS

Power(a)	Aviation	Lighting(a)
Renewable Energy	Healthcare
Oil & Gas(b)	Transportation

OUR FINANCIAL SERVICES OPERATING SEGMENT

Capital

(a)
Beginning in the third quarter of 2017, the Energy Connections business within the former Energy Connections & Lighting segment was combined with the Power segment and presented as one reporting segment called Power. As a result of this combination, our GE Lighting and Current, powered by GE (Current) businesses are now reported as a separate segment called Lighting.

(b)
Beginning in the third quarter of 2017, our Oil & Gas segment is comprised of our ownership interest of approximately 62.5% in BHGE. We consolidate 100% of BHGE's revenues and cash flows, while our Oil & Gas segment operating profit and net income are derived net of minority interest of approximately 37.5% attributable to BHGE's Class A shareholders.

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

2017 3Q FORM 10-Q 7

MD&A	KEY PERFORMANCE INDICATORS

KEY PERFORMANCE INDICATORS
(Dollars in billions; per-share amounts in dollars)

REVENUES PERFORMANCE

	3Q 2017	YTD 2017
Industrial Segment	10%	3%
Industrial Segment Organic*	(1)%	2%
Capital	(8)%	(9)%

GE CFOA

■ ■ Industrial CFOA(a)* ■ ■ GE Capital Dividend
(a) 2016 included deal taxes of $(1.1) billion related to the sale of our Appliances business and in 2017 included deal taxes of $(0.1) billion related to the Baker Hughes transaction and GE Pension Plan funding of $(1.4) billion.

(b) Included $(0.2) billion related to Baker Hughes and a $0.5 billion correction to operating cash flows for the settlement of certain derivative instruments during the six months ended June 30, 2017.

INDUSTRIAL ORDERS

■ ■ Services ■ ■ Equipment
(a) Included $2.5 billion related to Baker Hughes

INDUSTRIAL BACKLOG

■ ■ Services ■ ■ Equipment

INDUSTRIAL PROFIT & MARGINS

INDUSTRIAL OPERATING PROFIT & MARGINS (NON-GAAP)(a)

(a) Excluded gains on disposals, non-operating pension cost, restructuring and other charges and noncontrolling interests
*Non-GAAP Financial Measure

8 2017 3Q FORM 10-Q

MD&A	KEY PERFORMANCE INDICATORS

KEY PERFORMANCE INDICATORS
(Dollars in billions; per-share amounts in dollars and diluted; attributable to GE common shareowners)

NET EARNINGS

NET EARNINGS PER SHARE

OPERATING EARNINGS (NON-GAAP)

OPERATING EARNINGS PER SHARE (NON-GAAP)

INDUSTRIAL OPERATING + VERTICALS EARNINGS(NON-GAAP)

INDUSTRIAL OPERATING + VERTICALS EPS (NON-GAAP)

2017 3Q FORM 10-Q 9

MD&A	CONSOLIDATED RESULTS

CONSOLIDATED RESULTS

2017 SIGNIFICANT DEVELOPMENTS

LEADERSHIP CHANGES
As announced on June 12, 2017, Jeffery R. Immelt retired as Chief Executive Officer (CEO) on July 31, 2017 and John L. Flannery succeeded Mr. Immelt as CEO effective August 1, 2017. Mr. Flannery also joined the Board of Directors on that date. Mr. Immelt remained Chairman of the Board for a transition period through October 2, 2017, at which point Mr. Flannery succeeded Mr. Immelt as Chairman.

On October 6, 2017, we announced that, effective November 1, 2017, Jamie S. Miller, will become Chief Financial Officer, succeeding Jeffrey S. Bornstein. Mr. Bornstein will remain a Vice Chairman through December 31, 2017. Ms. Miller also serves as a director at Baker Hughes, a GE company.

On October 9, 2017, we announced that Robert Lane retired from the Company’s Board of Directors (the Board) after 12 years of service, effective that same date. In addition, the Board elected Edward P. Garden as a director to fill the resulting vacancy, effective on that date. Mr. Garden is the Chief Investment Officer and a Founding Partner of Trian Fund Management, L.P. (Trian), an investment management firm.

2017 SIGNIFICANT TRANSACTIONS

•	On January 10, 2017, we completed the acquisition of ServiceMax, a leader in cloud-based field service management (FSM) solutions, for $0.9 billion, net of cash acquired.

•	On April 20, 2017, we completed the acquisition of LM Wind Power, one of the world’s largest wind turbine blade manufacturers for approximately $1.6 billion, net of cash acquired.

•
On July 3, 2017, we completed the transaction to create BHGE. Under the terms of the deal, which we announced in October 2016, we combined our Oil & Gas business and Baker Hughes Incorporated (Baker Hughes) to create a new company in which GE holds an ownership interest of approximately 62.5% and former Baker Hughes shareholders hold an ownership interest of approximately 37.5%. Baker Hughes shareholders also received a cash dividend funded by a $7.5 billion cash contribution from GE. The completion of the transaction followed the approval of Baker Hughes shareholders, regulatory approvals and other customary closing conditions. Effective July 3, 2017, the operations of Baker Hughes are reported in our Oil & Gas segment.

•
In October 2016, we announced our plan to sell our Water & Process Technologies business. In March 2017, we announced an agreement to sell the business to Suez Environnement S.A. (Suez), a French-based utility company operating primarily in the water treatment and waste management sectors. On September 29, 2017, we completed the sale for consideration of $3.0 billion, net of obligations assumed and cash transferred (including $0.1 billion from sale of receivables originated in our Water business and sold from GE Capital to Suez), and recognized an after-tax gain of approximately $1.9 billion.

•
In the first quarter of 2017, we classified our Industrial Solutions business within our Power segment as held for sale. In September 2017, we announced an agreement to sell the business for approximately $2.6 billion to ABB, a Swiss-based engineering company operating primarily in the robotics, power, heavy electrical equipment and automation technology sectors. The deal is expected to close in mid-2018, subject to customary closing conditions and regulatory approval.

THIRD QUARTER 2017 RESULTS
Overall, our consolidated results in the third quarter were below our expectations. Consolidated revenues (after adjusting for the Water gain of $1.9 billion and the impact of incremental Baker Hughes revenues of $2.5 billion*) were $29.0 billion, down $0.2 billion or 1%. The decline in revenues was a result of lower Industrial segment revenues of 1% organically* driven principally by our Power and Oil & Gas segments. For all other Industrial segments, revenues increased 2% organically* as Aviation and Healthcare experienced revenue growth versus the prior year period. Continuing earnings per share was $0.22, down 4% from the prior year. Industrial operating plus Verticals earnings per share* was $0.29, down 9% versus the prior year, driven substantially by a 10% decrease in Industrial segment operating profit*.

Restructuring and other charges were $0.21 per share, including $0.02 per share related to BHGE integration and synergy investment. In total, restructuring and other items were $2.4 billion before tax, with restructuring charges totaling about $0.8 billion (including $0.2 billion related to BHGE) and $0.3 billion of businesses development charges, primarily related to the Baker Hughes transaction. Restructuring charges were higher than originally planned, driven by the accelerated restructuring actions taken at Corporate. Additionally, within restructuring and other charges, we recognized two significant impairments in the quarter totaling $0.13 per share, which included non-cash pre-tax impairment charges of $0.9 billion related to goodwill in our Power Conversion business and $0.3 billion related to a power plant asset. See Note 8 to the consolidated financial statements for further information on the results of our annual goodwill impairment testing.

10 2017 3Q FORM 10-Q

MD&A	CONSOLIDATED RESULTS

Industrial profit was $2.4 billion and industrial margins were 7.6%, down $0.3 billion, or 240 basis points, versus the third quarter of 2016 primarily driven by a reduction in Industrial segment profit of $0.7 billion, or 16%. After adjusting segment operating profit of $3.6 billion for restructuring charges of $0.3 billion related to Oil & Gas, which, subsequent to the Baker Hughes transaction, are recorded in the segment rather than at Corporate, adjusted Industrial segment operating profit* was down $0.4 billion, or 10%. The decline in adjusted Industrial segment operating profit* was primarily due to lower results within our Power and Oil & Gas segments, partially offset by the performance of our remaining industrial segments, which had increases in organic revenues* of 2% and adjusted Industrial segment operating profit* of 23%, including lower Corporate costs.

Beginning in the third quarter of 2017, the Energy Connections business within the former Energy Connections & Lighting segment was combined with the Power segment and presented as one reporting segment called Power. The Power segment experienced a revenue decline of 4% and an operating profit decline of 51% versus the third quarter of 2016. Power revenues were $8.7 billion, with equipment revenues down 3% and service revenues down 4%.

The decline in Power segment results was primarily driven by three factors:

•
A decline in year-over-year results, principally in our service business, lower shipments of our aeroderivative products, and performance of our Power Conversion business. Within services, we sold fewer Advanced Gas Path (AGP) upgrades and experienced lower outages. Services outages were down 18% versus the third quarter of 2016. Aeroderivative units were down 32 versus the third quarter of 2016. Our markets have also been challenged by the increasing penetration of renewables, fleet penetration for AGPs, lower capacity payments, utilization, and outages. We expect these conditions to persist through the fourth quarter and into 2018.

•
Second, we experienced project delays and incurred costs associated with certain quality matters. In addition, we recognized a bad debt reserve for a Venezuelan customer receivable. The net effect of these items amounted to approximately $0.1 billion.

•
Third, the mix effect of having lower volume in our high-margin aero and service businesses, and higher volume in low-margin grid and balance of plant revenues resulted in a substantial margin headwind.

Refer to the Power segment results section within this MD&A for further information.

Beginning in the third quarter of 2017, our Oil & Gas segment is comprised of our ownership interest of approximately 62.5% in the combined BHGE entity. We consolidate 100% of BHGE’s revenues and cash flows while segment operating profit and net income are derived net of minority ownership interest of approximately 37.5% attributable to BHGE’s Class A shareholders. Also, the operating profit we report for our Oil & Gas segment is adjusted for GE reporting conventions, such as excluding restructuring and other charges. Therefore, our operating profit of approximately 62.5% will differ from BHGE's operating income as reported in its standalone financial statements.

During the third quarter of 2017, Oil & Gas reported revenues of $5.4 billion, an increase of 81% versus the third quarter of 2016, driven by the effects of the Baker Hughes transaction. Adjusting for the Baker Hughes transaction, segment revenues* were $2.8 billion in the quarter, down 5% due to continued weakness in the oil and gas market. Segment operating profit (loss) was $(36) million, or $231 million after adjusting for restructuring and other charges reported in the segment*. The decline in segment operating profit (after adjusting for restructuring and other charges reported in the segment*) of 35% was primarily driven by longer cycle oilfield equipment business. Refer to the Oil & Gas segment results section within this MD&A for further information.

GE CFOA was $4.1 billion and $18.3 billion for the nine months ended September 30, 2017 and 2016, respectively. The decline in GE CFOA is primarily due to a $12.0 billion decrease in dividends from GE Capital, reflecting a decrease in proceeds from GE Capital Exit Plan disposals. GE CFOA was also impacted by lower earnings from Power and Oil & Gas, as well as lower than expected working capital improvements. Additionally, GE CFOA was negatively impacted by GE Pension Plan payments of $1.4 billion in 2017, compared to zero in the prior year period. Further, due to our ongoing insurance actuarial review, we have deferred the decision whether GE Capital will pay additional dividends to GE until the review is completed. Refer to the GE Cash Flows and Critical Accounting Estimates sections within this MD&A for further information.

As noted in the second quarter of 2017 earnings release presentation, Mr. Flannery is conducting a comprehensive review of the Company, including a review of the Company’s business units, the GE Store and Corporate. Mr. Flannery provided an update on this review as part of the third quarter earnings release presentation, at which time he stated that management had identified $20 billion plus of assets that would be exited in the next one to two years. On November 13, 2017, Mr. Flannery will present to investors outlining, among other items, the results of the business assessment, cost reduction actions, capital allocation and 2018 outlook. We expect additional restructuring charges related to cost reduction actions, and held-for-sale and other associated charges related to the exit or sale of assets or businesses.

*Non-GAAP Financial Measure

2017 3Q FORM 10-Q 11

MD&A	CONSOLIDATED RESULTS

CONSOLIDATED RESULTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30
(Dollars in billions)

REVENUES	INDUSTRIAL AND FINANCIAL SERVICES REVENUES

(a) Included $2.5 billion related to Baker Hughes

COMMENTARY: 2017 - 2016

THREE MONTHS
Consolidated revenues increased $4.2 billion, or 14%.

•
Consolidated revenues decreased $0.2 billion, or 1%, excluding the $1.9 billion pre-tax gain recorded at Corporate from the sale of our Water business in the third quarter of 2017 and the impact of incremental Baker Hughes revenues of $2.5 billion*.

•
Industrial segment revenues increased approximately $0.2 billion, or 1%, excluding the items noted above*, as the net effects of acquisitions of $0.3 billion and the effects of a weaker U.S. dollar of $0.2 billion were partially offset by organic revenue* decreases of $0.4 billion.

•	Financial Services revenues decreased $0.2 billion, or 8%, primarily due to higher impairments and organic revenue declines, partially offset by higher gains.

NINE MONTHS
Consolidated revenues increased $0.1 billion.

•
Consolidated revenues decreased $1.2 billion, or 1%, excluding the pre-tax gains recorded at Corporate of $3.1 billion from the sale of Appliances in the second quarter of 2016 and $1.9 billion from the sale of our Water business in the third quarter of 2017 as well as the impact of incremental Baker Hughes revenues of $2.5 billion*.

•
Industrial segment revenues decreased approximately $0.3 billion, excluding the items noted above*, as the net effects of acquisitions of $0.7 billion and organic revenue* increases of $1.9 billion were partially offset by the net effects of dispositions of $2.8 billion and the effects of a stronger U.S. dollar of $0.1 billion.

•	Financial Services revenues decreased $0.7 billion, or 9%, primarily due to higher impairments, organic revenue declines and lower gains.

*Non-GAAP Financial Measure

12 2017 3Q FORM 10-Q

MD&A	CONSOLIDATED RESULTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30
(Dollars in billions; attributable to GE common shareowners)

CONTINUING EARNINGS	OPERATING EARNINGS*

COMMENTARY: 2017 - 2016

THREE MONTHS
Consolidated continuing earnings decreased $0.2 billion.
Industrial

•	Earnings decreased $2.1 billion, or 98%, excluding the $1.9 billion after-tax gain recorded at Corporate from the sale of our Water business in the third quarter of 2017*.

•
Industrial segment profit decreased $0.7 billion, or 16%, due to organic operating decreases* of $0.6 billion and restructuring costs related to Baker Hughes of $0.3 billion, partially offset by the net effects of acquisitions of $0.1 billion.

•
In addition, restructuring and other costs recorded at Corporate increased $1.3 billion, including non-cash impairment charges of $0.9 billion related to goodwill and $0.3 billion related to a power plant asset. Gains recorded at Corporate decreased $0.2 billion, excluding the $1.9 billion pre-tax gain on the sale of our Water business.

•	Interest and other financial charges increased $0.2 billion while the provision for income taxes decreased $0.3 billion, excluding the tax impact from the sale of our Water business*.

•	The net effect of acquisitions on our consolidated operating earnings was a decrease of $0.2 billion while the net effect of dispositions was an increase of $1.4 billion in the third quarter of 2017.

•
Foreign exchange favorably affected industrial operating earnings by $0.1 billion as a result of both translational and transactional impacts related to remeasurement and mark-to-market charges on open hedges.

Financial Services

▪
Financial Services earnings decreased 8%, primarily due to lower tax benefits primarily associated with a 2016 IRS tax settlement, higher impairments and lower gains, partially offset by lower treasury and headquarters operation expenses associated with the GE Capital Exit Plan and core increases.

*Non-GAAP Financial Measure

NINE MONTHS
Consolidated continuing earnings decreased $1.5 billion.
Industrial

•
Earnings decreased $1.6 billion, or 41%, excluding the after-tax gains recorded at Corporate of $1.8 billion from the sale of Appliances in the second quarter of 2016 and $1.9 billion from the sale of our Water business in the third quarter of 2017*.

•
Industrial segment profit decreased $0.6 billion, or 5%, driven by restructuring costs related to Baker Hughes of $0.3 billion, organic operating decreases* of $0.2 billion and the net effects of dispositions of $0.2 billion, partially offset by the net effects of acquisitions of $0.1 billion.

•
In addition, restructuring and other costs recorded at Corporate increased $1.2 billion, including non-cash impairment charges of $0.9 billion related to goodwill and $0.3 billion related to a power plant asset. Gains recorded at Corporate decreased $0.3 billion, excluding the $3.1 billion pre-tax gain on the sale of Appliances in 2016 and the $1.9 billion pre-tax gain on the sale of our Water business in 2017.

•
Interest and other financial charges increased $0.4 billion while the provision for income taxes increased $0.5 billion, excluding the tax impacts from the sale of Appliances and the sale of our Water business*.

•	The net effect of acquisitions on our consolidated operating earnings was a decrease of $0.2 billion while the net effect of dispositions was a decrease of $1.2 billion in 2017.

•	Foreign exchange adversely affected industrial operating earnings by an insignificant amount in 2017.
Financial Services

•
Financial Services losses decreased $1.3 billion, or 87% primarily due to lower treasury and headquarters operation expenses associated with the GE Capital Exit Plan, lower preferred dividend expenses associated with the January 2016 preferred equity exchange and core increases, partially offset by lower gains, higher impairments and lower tax benefits primarily associated with a 2016 IRS tax settlement.

2017 3Q FORM 10-Q 13

MD&A	SEGMENT OPERATIONS

SEGMENT OPERATIONS

SUMMARY OF OPERATING SEGMENTS

	Three months ended September 30			Nine months ended September 30
(In millions)	2017	2016	V%	2017	2016	V%

Revenues
Power(a)	$8,679	$8,995	(4)%	$26,569	$25,664	4%
Renewable Energy	2,905	2,770	5%	7,406	6,533	13%
Oil & Gas	5,365	2,964	81%	11,475	9,497	21%
Aviation	6,816	6,300	8%	20,153	19,074	6%
Healthcare	4,724	4,482	5%	13,714	13,190	4%
Transportation	1,074	1,249	(14)%	3,185	3,471	(8)%
Lighting(a)	483	576	(16)%	1,442	4,239	(66)%
Total industrial segment revenues	30,046	27,335	10%	83,943	81,667	3%
Capital	2,397	2,600	(8)%	7,525	8,256	(9)%
Total segment revenues	32,444	29,936	8%	91,468	89,923	2%
Corporate items and eliminations	1,028	(670)		(777)	681
Consolidated revenues	$33,472	$29,266	14%	$90,691	$90,604	—%

Segment profit (loss)
Power(a)	$611	$1,259	(51)%	$2,526	$2,924	(14)%
Renewable Energy	257	202	27%	524	413	27%
Oil & Gas(b)	(36)	353	U	325	981	(67)%
Aviation	1,680	1,494	12%	4,856	4,366	11%
Healthcare	820	717	14%	2,289	2,130	7%
Transportation	276	309	(11)%	634	747	(15)%
Lighting(a)	23	(15)	F	43	196	(78)%
Total industrial segment profit	3,630	4,320	(16)%	11,198	11,756	(5)%
Capital	24	26	(8)%	(195)	(1,466)	87%
Total segment profit (loss)	3,654	4,345	(16)%	11,003	10,290	7%
Corporate items and eliminations	(1,095)	(1,524)		(4,687)	(2,120)
GE interest and other financial charges	(718)	(483)		(1,918)	(1,490)
GE benefit (provision) for income taxes	64	(241)		(297)	(1,034)
Earnings (loss) from continuing operations attributable to GE common shareowners	1,905	2,097	(9)%	4,101	5,645	(27)%
Earnings (loss) from discontinued operations, net of taxes	(106)	(105)	(1)%	(490)	(954)	49%
Less net earnings attributable to
noncontrolling interests, discontinued operations	(1)	(2)		6	2
Earnings (loss) from discontinued operations,
net of tax and noncontrolling interest	(105)	(103)	(2)%	(497)	(956)	48%
Consolidated net earnings (loss) attributable to the GE common shareowners	$1,800	$1,994	(10)%	$3,604	$4,689	(23)%

(a)
Beginning in the third quarter of 2017, the Energy Connections business within the former Energy Connections & Lighting segment was combined with the Power segment and presented as one reporting segment called Power. As a result of this combination, our GE Lighting and Current, powered by GE (Current) businesses are now reported as a separate segment called Lighting.

(b)	Oil & Gas segment operating profit excluding restructuring and other charges was $231 million and $593 million for the three and nine months ended September 30, 2017, respectively.

14 2017 3Q FORM 10-Q

MD&A	SEGMENT OPERATIONS

REVENUES AND PROFIT

Segment revenues include revenues and other income related to the segment.

Segment profit is determined based on internal performance measures used by the Chief Executive Officer (CEO) to assess the performance of each business in a given period. In connection with that assessment, the CEO may exclude matters, such as charges for restructuring, rationalization and other similar expenses, acquisition costs and other related charges, technology and product development costs, certain gains and losses from acquisitions or dispositions, and litigation settlements or other charges, for which responsibility preceded the current management team. Subsequent to the Baker Hughes transaction, restructuring and other charges are included in the determination of segment operating profit for our Oil & Gas segment. See the Corporate Items and Eliminations section within this MD&A for additional information about costs excluded from segment profit.

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

SIGNIFICANT SEGMENT DEVELOPMENTS

SALE OF APPLIANCES

On January 15, 2016, we announced the signing of an agreement to sell our Appliances business to Haier. On June 6, 2016, we completed the sale for proceeds of $5.6 billion (including $0.8 billion from the sale of receivables originated in our Appliances business and sold from GE Capital to Haier) and recognized an after-tax gain of $1.8 billion in 2016. For the nine months ended September 30, 2016, Appliances contributed revenues of $2.6 billion and an operating profit of $0.3 billion.

CREATION OF BAKER HUGHES, A GE COMPANY

On July 3, 2017, we completed the transaction to create Baker Hughes, a GE company (BHGE). Under the terms of the deal, which we announced in October 2016, we combined our Oil & Gas business and Baker Hughes Incorporated (Baker Hughes) to create a new company in which GE holds an ownership interest of approximately 62.5% and former Baker Hughes shareholders hold an ownership interest of approximately 37.5%. Baker Hughes shareholders also received a cash dividend funded by a $7.5 billion cash contribution from GE. The completion of the transaction followed the approval of Baker Hughes shareholders, regulatory approvals and other customary closing conditions. Effective July 3, 2017, the operations of Baker Hughes are reported in our Oil & Gas segment.

INCLUSION OF ENERGY CONNECTIONS IN POWER REPORTING SEGMENT

Beginning in the third quarter of 2017, the Energy Connections business within the former Energy Connections & Lighting segment was combined with the Power segment and presented as one reporting segment called Power. As a result of the combination, our GE Lighting and Current, powered by GE (Current) businesses are now reported as a separate segment called Lighting.

2017 3Q FORM 10-Q 15

MD&A	SEGMENT OPERATIONS

SEGMENT RESULTS – THREE AND NINE MONTHS ENDED SEPTEMBER 30

(Dollars in billions)

INDUSTRIAL SEGMENT EQUIPMENT & SERVICES REVENUES

INDUSTRIAL SEGMENT PROFIT

■ ■ Services (a) ■ ■ Equipment (b)

(a) $13.6 billion, excluding $1.5 billion related to Baker Hughes*, and $40.1 billion, excluding $1.5 billion related to Baker Hughes*, for the three and nine months ended September 30, 2017, respectively
(b) $13.9 billion, excluding $1.0 billion related to Baker Hughes*, and $41.3 billion, excluding $1.0 billion related to Baker Hughes*, for the three and nine months ended September 30, 2017, respectively
(a) $3.8 billion, excluding $(0.1) billion related to Baker Hughes* (b) $11.3 billion, excluding $(0.1) billion related to Baker Hughes*

2017 – 2016 COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30

•
Industrial segment revenues increased $2.7 billion, or 10%, driven by increases at Oil & Gas primarily due to Baker Hughes, Aviation, Healthcare and Renewable Energy, partially offset by decreases at Power, Transportation and Lighting.

•
Industrial segment profit decreased $0.7 billion, or 16%, driven primarily by lower earnings at Power, Oil & Gas primarily due to restructuring costs associated with Baker Hughes, and Transportation, partially offset by higher earnings at Aviation, Healthcare, Renewable Energy and Lighting.

•
Industrial segment margin decreased 280 bps to 13.0% in 2017 from 15.8% in 2016 driven by negative cost productivity and business mix. The decrease in Industrial segment margin reflects decreases at Oil & Gas and Power, offset by increases at Renewable Energy, Healthcare, Transportation, Aviation and Lighting.

2017 – 2016 COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30

•
Industrial segment revenues increased $2.3 billion, or 3%, driven by increases at Oil & Gas primarily due to Baker Hughes, Aviation, Power, Renewable Energy, and Healthcare, partially offset by decreases at Lighting primarily due to the sale of the Appliances business in the second quarter of 2016, and Transportation.

•
Industrial segment profit decreased $0.6 billion, or 5%, driven primarily by lower earnings at Oil & Gas, Power, Lighting due to the sale of Appliances in the second quarter of 2016, and Transportation, partially offset by higher earnings at Aviation, Healthcare, and Renewable Energy.

•
Industrial segment margin decreased 70 bps to 13.7% in 2017 from 14.4% in 2016 driven by price and business mix. The decrease in Industrial segment margin reflects decreases at Oil & Gas, Power and Transportation, partially offset by increases at Aviation, Renewable Energy, Healthcare and Lighting.

*Non-GAAP Financial Measure

16 2017 3Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | POWER

POWER

OPERATIONAL OVERVIEW
(Dollars in billions)

2017 YTD SUB-SEGMENT REVENUES

EQUIPMENT/SERVICES REVENUES

(a) Includes Distributed Power (b) Includes Water & Process Technologies and GE Hitachi Nuclear

■ ■ Services ■ ■ Equipment

ORDERS

BACKLOG

■ ■ Services ■ ■ Equipment

■ ■ Services ■ ■ Equipment

UNIT SALES
	3Q 2016	3Q 2017	V	YTD 2016	YTD 2017	V
Gas Turbines	30	22	(8)	69	63	(6)

2017 3Q FORM 10-Q 17

MD&A	SEGMENT OPERATIONS | POWER

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES	SEGMENT PROFIT	SEGMENT PROFIT MARGIN

■ ■ Services ■ ■ Equipment

SEGMENT REVENUES & PROFIT WALK:
THREE MONTHS
	Revenues	Profit
September 30, 2016	$9.0	$1.3
Volume	(0.5)	(0.1)
Price	(0.1)	(0.1)
Foreign Exchange	0.1	—
(Inflation)/Deflation	N/A	—
Mix	N/A	(0.2)
Productivity	N/A	(0.4)
Other	0.2	0.1
September 30, 2017	$8.7	$0.6

NINE MONTHS
	Revenues	Profit
September 30, 2016	$25.7	$2.9
Volume	0.9	0.1
Price	(0.2)	(0.2)
Foreign Exchange	(0.1)	—
(Inflation)/Deflation	N/A	0.1
Mix	N/A	(0.2)
Productivity	N/A	(0.4)
Other	0.3	0.2
September 30, 2017	$26.6	$2.5

COMMENTARY: 2017 - 2016
Segment revenues down $0.3 billion (4%);
Segment profit down $0.6 billion (51%):

•
The decrease in revenues was driven by lower services volume at Power Services due to 15 fewer AGP upgrades. Equipment volume also decreased, primarily at Gas Power Systems, as a result of eight fewer gas turbine and 32 fewer aeroderivative units, partially offset by seven more Heat Recovery Steam Generator shipments and extended scope including higher balance of plant revenues. Further decreases in revenue were due to lower prices offset by the effects of a weaker U.S. dollar versus the euro and increased other income including a reduction in foreign exchange transactional losses.

•
The decrease in profit was due to negative variable cost productivity, unfavorable business mix due to higher revenues from lower margin balance of plant volume and fewer higher margin aeroderivative units, lower prices and lower overall volume, partially offset by increased other income including a reduction in foreign exchange transactional losses.

Segment revenues up $0.9 billion (4%);
Segment profit down $0.4 billion (14%):

•
The increase in revenues was driven by higher equipment volume, primarily at Gas Power Systems, due to higher balance of plant as well as 36 more Heat Recovery Steam Generator shipments, partially offset by six fewer gas turbine and 27 fewer aeroderivative units. Revenues also increased due to increased other income including a reduction in foreign exchange transactional losses offset by lower prices and the effects of a stronger U.S. dollar versus the euro.

•
The decrease in profit was due to negative variable cost productivity, unfavorable business mix due to higher revenues from lower margin balance of plant volume and fewer higher margin aeroderivative units, and lower prices. These decreases were partially offset by positive base cost productivity on higher volume and increased other income including a reduction in foreign exchange transactional losses.

18 2017 3Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | RENEWABLE ENERGY

RENEWABLE ENERGY

OPERATIONAL OVERVIEW
(Dollars in billions)

2017 YTD SUB-SEGMENT REVENUES

EQUIPMENT/SERVICES REVENUES

■ ■ Services ■ ■ Equipment

ORDERS

BACKLOG

■ ■ Services ■ ■ Equipment

■ ■ Services ■ ■ Equipment

UNIT SALES
	3Q 2016	3Q 2017	V	YTD 2016	YTD 2017	V
Wind Turbines	976	749	(227)	2,500	2,073	(427)

2017 3Q FORM 10-Q 19

MD&A	SEGMENT OPERATIONS | RENEWABLE ENERGY

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES	SEGMENT PROFIT	SEGMENT PROFIT MARGIN

■ ■ Services ■ ■ Equipment

SEGMENT REVENUES & PROFIT WALK:
THREE MONTHS
	Revenues	Profit
September 30, 2016	$2.8	$0.2
Volume	0.1	—
Price	—	—
Foreign Exchange	—	—
(Inflation)/Deflation	N/A	—
Mix	N/A	—
Productivity	N/A	0.1
Other	—	—
September 30, 2017	$2.9	$0.3

NINE MONTHS
	Revenues	Profit
September 30, 2016	$6.5	$0.4
Volume	0.6	—
Price	(0.1)	(0.1)
Foreign Exchange	0.1	—
(Inflation)/Deflation	N/A	0.1
Mix	N/A	—
Productivity	N/A	(0.1)
Other	0.2	0.2
September 30, 2017	$7.4	$0.5

COMMENTARY: 2017 - 2016
Segment revenues up $0.1 billion (5%);
Segment profit up $0.1 billion (27%):

•
The increase in revenues was primarily driven by higher services volume due to increased repowering projects at Onshore Wind, partially offset by lower equipment sales driven by 227 fewer wind turbine shipments and 16% fewer megawatts shipped than in the prior year.

•	The increase in profit was due to positive cost productivity.

Segment revenues up $0.9 billion (13%);
Segment profit up $0.1 billion (27%):

•
The increase in revenues was primarily driven by higher volume due to increased repowering projects at Onshore Wind and higher equipment sales at Hydro, partially offset by 427 fewer wind turbine shipments and 4% fewer megawatts shipped than in the prior year. Revenues also increased due to increased other income including a reduction in foreign exchange transactional losses, and the effects of a weaker U.S. dollar versus the Brazilian real, partially offset by lower prices.

•
The increase in profit was due to material deflation and increased other income including a reduction in foreign exchange transactional losses. These increases were partially offset by negative cost productivity and lower prices.

20 2017 3Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | OIL & GAS

OIL & GAS

OPERATIONAL OVERVIEW
(Dollars in billions)

2017 YTD SUB-SEGMENT REVENUES

(a) Previously referred to as Surface (b) Previously referred to as Subsea Systems & Drilling

EQUIPMENT/SERVICES REVENUES

■ ■ Services ■ ■ Equipment

ORDERS

BACKLOG

■ ■ Services ■ ■ Equipment
(a) Included $2.5 billion related to Baker Hughes (b) Included $2.5 billion related to Baker Hughes

■ ■ Services ■ ■ Equipment

2017 3Q FORM 10-Q 21

MD&A	SEGMENT OPERATIONS | OIL & GAS

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES	SEGMENT PROFIT	SEGMENT PROFIT MARGIN

■ ■ Services ■ ■ Equipment

(a) $2.8 billion, excluding $2.5 billion related to Baker Hughes* (b) $8.9 billion, excluding $2.5 billion related to Baker Hughes*	(a) $0.1 billion, excluding $(0.1) billion related to Baker Hughes* (b) $0.5 billion, excluding $(0.1) billion related to Baker Hughes*	(a) 3.9%, excluding (5.7)% related to Baker Hughes* (b) 5.3%, excluding (5.7)% related to Baker Hughes*

SEGMENT REVENUES & PROFIT WALK:
THREE MONTHS
	Revenues	Profit
September 30, 2016	$3.0	$0.4
Volume	(0.2)	—
Price	—	—
Foreign Exchange	0.1	—
(Inflation)/Deflation	N/A	—
Mix	N/A	—
Productivity	N/A	(0.3)
Other	0.1	—
Baker Hughes	2.5	(0.1)
September 30, 2017	$5.4	$—

NINE MONTHS
	Revenues	Profit
September 30, 2016	$9.5	$1.0
Volume	(0.5)	(0.1)
Price	(0.2)	(0.2)
Foreign Exchange	—	—
(Inflation)/Deflation	N/A	0.1
Mix	N/A	—
Productivity	N/A	(0.5)
Other	0.2	0.1
Baker Hughes	2.5	(0.1)
September 30, 2017	$11.5	$0.3

*Non-GAAP Financial Measure

COMMENTARY: 2017 - 2016
Segment revenues up $2.4 billion (81%);
Segment profit down $0.4 billion (110%):

•
The increase in revenues was primarily driven by the effects of Baker Hughes, a weaker U.S. dollar versus the euro and increased other income including a reduction in foreign exchange transactional losses, partially offset by negative market conditions which resulted in lower organic equipment volume primarily in Oilfield Equipment.

•	The decrease in operating profit was driven by negative variable cost productivity as well as restructuring and other charges, partially offset by increased volume from Baker Hughes.

Segment revenues up $2.0 billion (21%);
Segment profit down $0.7 billion (67%):

•
The increase in revenues was primarily driven by the effects of Baker Hughes and increased other income including a reduction in foreign exchange transactional losses, partially offset by negative market conditions which resulted in lower prices and lower organic equipment volume primarily in Oilfield Equipment and Turbomachinery & Process Solutions.

•
The decrease in operating profit was primarily driven by negative variable cost productivity, restructuring and other charges, lower prices, and lower organic volume, partially offset by increased volume from Baker Hughes, deflation and increased other income including a reduction in foreign exchange transactional losses.

22 2017 3Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | AVIATION

AVIATION

OPERATIONAL OVERVIEW
(Dollars in billions)

2017 YTD SUB-SEGMENT REVENUES

EQUIPMENT/SERVICES REVENUES

■ ■ Services ■ ■ Equipment

ORDERS

BACKLOG

■ ■ Services ■ ■ Equipment

■ ■ Services ■ ■ Equipment

UNIT SALES
	3Q 2016	3Q 2017	V	YTD 2016	YTD 2017	V
Commercial Engines	654	641	(13)	2,055	1,895	(160)
LEAP Engines(a)	22	111	89	33	257	224
Military Engines	100	145	45	402	402	—
Spares Rate(b)	$19.1	$23.2	$4.1	$18.5	$22.2	$3.7
(a) LEAP engines are a subset of commercial engines (b) Commercial externally shipped spares and spares used in time & material shop visits in millions of dollars per day

2017 3Q FORM 10-Q 23

MD&A	SEGMENT OPERATIONS | AVIATION

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES	SEGMENT PROFIT	SEGMENT PROFIT MARGIN

■ ■ Services ■ ■ Equipment

SEGMENT REVENUES & PROFIT WALK:
THREE MONTHS
	Revenues	Profit
September 30, 2016	$6.3	$1.5
Volume	0.5	0.1
Price	—	—
Foreign Exchange	—	—
(Inflation)/Deflation	N/A	0.1
Mix	N/A	—
Productivity	N/A	—
Other	—	—
September 30, 2017	$6.8	$1.7

NINE MONTHS
	Revenues	Profit
September 30, 2016	$19.1	$4.4
Volume	1.0	0.2
Price	0.1	0.1
Foreign Exchange	—	—
(Inflation)/Deflation	N/A	—
Mix	N/A	(0.1)
Productivity	N/A	0.2
Other	—	—
September 30, 2017	$20.2	$4.9

COMMENTARY: 2017 - 2016
Segment revenues up $0.5 billion (8%);
Segment profit up $0.2 billion (12%):

•
The increase in revenues was primarily due to an increase in services volume including a higher commercial spares shipment rate, partially offset by a decrease in equipment volume. Equipment volume decreased primarily due to fewer GE90 and CF6 Commercial engine shipments, partially offset by 89 more LEAP engine shipments than in the prior year.

•	The increase in profit was mainly driven by higher volume and material deflation.
Segment revenues up $1.1 billion (6%);
Segment profit up $0.5 billion (11%):

•
The increase in revenues was primarily due to higher services volume including a higher commercial spares shipment rate and military spare parts demand, and higher prices. Equipment revenues decreased primarily due to 160 fewer Commercial engine shipments, partially offset by 224 more LEAP engine shipments than in the prior year.

•
The increase in profit was mainly driven by positive cost productivity, higher overall volume and higher prices at Services, partially offset by unfavorable business mix due to negative LEAP margin impact.

24 2017 3Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | HEALTHCARE

HEALTHCARE

OPERATIONAL OVERVIEW
(Dollars in billions)

2017 YTD SUB-SEGMENT REVENUES

EQUIPMENT/SERVICES REVENUES

■ ■ Services ■ ■ Equipment

ORDERS

BACKLOG

■ ■ Services ■ ■ Equipment

■ ■ Services ■ ■ Equipment

2017 3Q FORM 10-Q 25

MD&A	SEGMENT OPERATIONS | HEALTHCARE

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES	SEGMENT PROFIT	SEGMENT PROFIT MARGIN

■ ■ Services ■ ■ Equipment

SEGMENT REVENUES & PROFIT WALK:
THREE MONTHS
	Revenues	Profit
September 30, 2016	$4.5	$0.7
Volume	0.3	—
Price	(0.1)	(0.1)
Foreign Exchange	—	—
(Inflation)/Deflation	N/A	—
Mix	N/A	—
Productivity	N/A	0.1
Other	—	—
September 30, 2017	$4.7	$0.8

NINE MONTHS
	Revenues	Profit
September 30, 2016	$13.2	$2.1
Volume	0.8	0.1
Price	(0.2)	(0.2)
Foreign Exchange	(0.1)	—
(Inflation)/Deflation	N/A	(0.1)
Mix	N/A	—
Productivity	N/A	0.3
Other	—	—
September 30, 2017	$13.7	$2.3

COMMENTARY: 2017 - 2016
Segment revenues up $0.2 billion (5%);
Segment profit up $0.1 billion (14%):

•	The increase in revenues was due to higher equipment and services volume driven by Healthcare Systems and Life Sciences, partially offset by lower prices at Healthcare Systems.

•
The increase in profit was mainly due to positive cost productivity driven by cost savings resulting from previous restructuring actions as well as a small gain on the disposition of a nonstrategic operation in Life Sciences, partially offset by lower prices at Healthcare Systems.

Segment revenues up $0.5 billion (4%);
Segment profit up $0.2 billion (7%):

•
The increase in revenues was due to higher equipment and services volume driven by Healthcare Systems and Life Sciences, partially offset by lower prices at Healthcare Systems and the effects of a stronger U.S. dollar versus the pound sterling and the Chinese renminbi.

•
The increase in profit was mainly due to positive cost productivity driven by cost savings resulting from previous restructuring actions, as well as higher volume, partially offset by lower prices at Healthcare Systems and inflation.

26 2017 3Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | TRANSPORTATION

TRANSPORTATION

OPERATIONAL OVERVIEW
(Dollars in billions)

2017 YTD SUB-SEGMENT REVENUES

EQUIPMENT/SERVICES REVENUES

(a) Includes Marine, Stationary, Drilling and Digital

■ ■ Services ■ ■ Equipment

ORDERS

BACKLOG

■ ■ Services ■ ■ Equipment

■ ■ Services ■ ■ Equipment

UNIT SALES
	3Q 2016	3Q 2017	V	YTD 2016	YTD 2017	V
Locomotives	200	77	(123)	578	354	(224)

2017 3Q FORM 10-Q 27

MD&A	SEGMENT OPERATIONS | TRANSPORTATION

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES	SEGMENT PROFIT	SEGMENT PROFIT MARGIN

■ ■ Services ■ ■ Equipment

SEGMENT REVENUES & PROFIT WALK:
THREE MONTHS
	Revenues	Profit
September 30, 2016	$1.2	$0.3
Volume	(0.2)	—
Price	—	—
Foreign Exchange	—	—
(Inflation)/Deflation	N/A	—
Mix	N/A	0.1
Productivity	N/A	(0.1)
Other	—	—
September 30, 2017	$1.1	$0.3

NINE MONTHS
	Revenues	Profit
September 30, 2016	$3.5	$0.7
Volume	(0.3)	(0.1)
Price	—	—
Foreign Exchange	—	—
(Inflation)/Deflation	N/A	—
Mix	N/A	0.1
Productivity	N/A	(0.1)
Other	—	—
September 30, 2017	$3.2	$0.6

COMMENTARY: 2017 - 2016
Segment revenues down $0.2 billion (14%);
Segment profit down 11%:

•
The decrease in revenues was due to lower locomotive equipment volume as a result of decreased North America shipments, partially offset by increased international shipments and increased services volume including locomotive parts.

•	The decrease in profit was driven by negative cost productivity, partially offset by a favorable business mix.

Segment revenues down $0.3 billion (8%);
Segment profit down $0.1 billion (15%):

•
The decrease in revenues was due to lower locomotive equipment volume as a result of decreased North America shipments, partially offset by increased international shipments and increased services volume including locomotive parts.

•	The decrease in profit was driven by negative cost productivity and lower volume, partially offset by a favorable business mix.

28 2017 3Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | LIGHTING

LIGHTING

OPERATIONAL OVERVIEW
(Dollars in billions)

2017 YTD SUB-SEGMENT REVENUES

EQUIPMENT/SERVICES REVENUES

■ ■ Services ■ ■ Equipment

ORDERS

BACKLOG

■ ■ Services ■ ■ Equipment
(a) Lighting began reporting orders in 3Q'16. As a result, 3Q'16 QTD and YTD orders amounts are the same.

■ ■ Services ■ ■ Equipment

2017 3Q FORM 10-Q 29

MD&A	SEGMENT OPERATIONS | LIGHTING

FINANCIAL OVERVIEW
(Dollars in billions)

SEGMENT REVENUES	SEGMENT PROFIT	SEGMENT PROFIT MARGIN

■ ■ Services ■ ■ Equipment

SEGMENT REVENUES & PROFIT WALK:
THREE MONTHS
	Revenues	Profit
September 30, 2016	$0.6	$—
Volume	(0.1)	—
Price	—	—
Foreign Exchange	—	—
(Inflation)/Deflation	N/A	—
Mix	N/A	—
Productivity	N/A	—
Other	—	—
September 30, 2017	$0.5	$—

NINE MONTHS
	Revenues	Profit
September 30, 2016	$4.2	$0.2
Volume	(2.7)	(0.2)
Price	(0.1)	(0.1)
Foreign Exchange	—	—
(Inflation)/Deflation	N/A	—
Mix	N/A	—
Productivity	N/A	0.1
Other	—	—
September 30, 2017	$1.4	$—

COMMENTARY: 2017 - 2016
Segment revenues down $0.1 billion (16%);
Segment profit up 253%:

•
The decrease in revenues was mainly due to lower equipment revenues primarily driven by the decline in sales of traditional lighting product and region exits outside of North America, partially offset by LED, Solar and Digital growth in Current.

•	The increase in profit was driven by positive cost productivity due to the effects of restructuring actions.

Segment revenues down $2.8 billion (66%);
Segment profit down $0.2 billion (78%):

•
The decrease in revenues was mainly due to the Appliances disposition in June 2016, lower equipment revenues primarily driven by the decline in sales of traditional lighting product, lower prices and region exits outside of North America, partially offset by LED growth in GE Lighting and Current as well as Solar and Digital growth in Current.

•
The decrease in profit was due to lower volume driven by the Appliances disposition in June 2016, as well as lower prices, partially offset by positive cost productivity due to the effects of restructuring actions.

30 2017 3Q FORM 10-Q

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

•	GE Capital paid common dividends of $4.0 billion to GE in the nine months ended September 30, 2017.

•
Our run-off insurance activities include future policy benefit reserves of $19.2 billion and claim reserves of $4.9 billion at September 30, 2017 of which approximately $9.0 billion and $3.4 billion, respectively, relates to long-term care insurance contracts. We test future policy benefit reserves associated with our run-off insurance activities for premium deficiencies annually. We have recently experienced elevated claim experience for a portion of our long-term care insurance contracts that requires the completion of a comprehensive review of premium deficiency assumptions across all insurance products. This review will be completed in the fourth quarter of 2017. Based upon the work performed to date and complexity of the review as further described within our Critical Accounting Estimates and Note 11 to the consolidated financial statements, a charge related to a probable deficiency is not reasonably estimable at September 30, 2017. Until the above described review has been completed we have deferred the decision whether GE Capital will pay additional dividends to GE.

2017 3Q FORM 10-Q 31

MD&A	SEGMENT OPERATIONS | CAPITAL

COMMENTARY: 2017 - 2016

THREE MONTHS

Capital revenues decreased $0.2 billion, or 8%, primarily due to higher impairments and organic revenue declines, partially offset by higher gains.

Capital earnings decreased 8%, primarily due to lower tax benefits primarily associated with a 2016 IRS tax settlement, higher impairments and lower gains, partially offset by lower treasury and headquarters operation expenses associated with the GE Capital Exit Plan and core increases.

•	Within Capital, Verticals net earnings decreased $0.2 billion, or 36%, primarily due to higher impairments ($0.2 billion) and lower gains, partially offset by core increases.

•	Other Capital losses decreased $0.2 billion, or 38%, primarily associated with the GE Capital Exit Plan as follows:

•	Lower headquarters operation expenses of $0.3 billion.

•
Lower treasury operation expenses of $0.2 billion reflecting lower excess interest expense and derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities.

•	Lower tax benefits of $0.3 billion primarily associated with a 2016 IRS tax settlement.

NINE MONTHS

Capital revenues decreased $0.7 billion, or 9%, primarily due to higher impairments, organic revenue declines and lower gains.

Capital losses decreased $1.3 billion, or 87%, primarily due to lower treasury and headquarters operation expenses associated with the GE Capital Exit Plan, lower preferred dividend expenses associated with the January 2016 preferred equity exchange and core increases, partially offset by lower gains, higher impairments and lower tax benefits primarily associated with a 2016 IRS tax settlement.

•	Within Capital, Verticals net earnings decreased 3%, primarily due to lower gains ($0.1 billion) and higher impairments ($0.1 billion), partially offset by core increases ($0.2 billion).

•	Other Capital losses decreased $1.3 billion, or 45%, primarily associated with the GE Capital Exit Plan as follows:

•
Lower treasury operation expenses of $0.7 billion reflecting lower excess interest expense, including costs associated with the February and May 2016 debt tenders and derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities.

•	Lower headquarters operation expenses of $0.7 billion.

•	Lower preferred dividend expenses of $0.2 billion associated with the January 2016 preferred equity exchange.

•	Lower tax benefits of $0.3 billion primarily associated with a 2016 IRS tax settlement.

32 2017 3Q FORM 10-Q

MD&A	CORPORATE ITEMS AND ELIMINATIONS

CORPORATE ITEMS AND ELIMINATIONS

REVENUES AND OPERATING PROFIT (COST)

	Three months ended September 30		Nine months ended September 30
(In millions)	2017	2016	2017	2016

Revenues
Gains (losses) on disposals	1,897	208	1,899	3,395
Eliminations and other	(869)	(878)	(2,676)	(2,714)
Total Corporate Items and Eliminations	1,028	(670)	(777)	681

Operating profit (cost)
Gains (losses) on disposals	1,897	208	1,899	3,395
Restructuring and other charges	(2,027)	(683)	(3,755)	(2,557)
Principal retirement plans(a)	(583)	(542)	(1,668)	(1,489)
Eliminations and other	(383)	(507)	(1,164)	(1,469)
Total Corporate Items and Eliminations	(1,095)	(1,524)	(4,687)	(2,120)

CORPORATE COSTS

	Three months ended September 30		Nine months ended September 30
(In millions)	2017	2016	2017	2016

Total Corporate Items and Eliminations	(1,095)	(1,524)	(4,687)	(2,120)
Less: non-operating pension cost	(570)	(511)	(1,708)	(1,534)
Total Corporate costs (operating)*	(525)	(1,012)	(2,979)	(586)
Less: restructuring and other charges	(2,027)	(683)	(3,755)	(2,557)
Less: gains (losses) on disposals	1,897	208	1,899	3,395
Adjusted total corporate costs (operating)*	(396)	(538)	(1,124)	(1,424)

(a)
Included non-operating pension cost* of $0.6 billion and $0.5 billion in the three months ended September 30, 2017 and 2016, respectively, and $1.7 billion and $1.5 billion in the nine months ended September 30, 2017 and 2016, respectively, which includes expected return on plan assets, interest costs and non-cash amortization of actuarial gains and losses.

2017 - 2016 COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30

Revenues and other income increased $1.7 billion, primarily as a result of:

•	$1.9 billion gain from the sale of our Water business to Suez
This increase to revenues and other income was partially offset by the following:

•	$0.2 billion of lower other income for the nonrecurrence of a $0.4 billion gain from the sale of GE Asset Management to State
Street Corporation and a $0.2 billion charge related to the sale of a non-strategic platform in the Aviation business in the third quarter of 2016

Operating costs decreased $0.4 billion, primarily as a result of:

•	$1.9 billion of higher gains from the sale of our Water business to Suez

•	$0.1 billion of lower corporate structural costs
These decreases to operating costs were partially offset by the following:

•	$1.3 billion of higher restructuring and other charges driven by a charge of $0.9 billion for the impairment of Power Conversion goodwill and a charge of $0.3 billion for the impairment of a power plant asset

2017 - 2016 COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30

Revenues and other income decreased $1.5 billion, primarily as a result of:

•	$1.5 billion of lower net gains primarily driven by the nonrecurrence of the sale of our Appliances business to Haier for $3.1 billion in the second quarter of 2016, partially offset by the sale of our Water business to Suez for $1.9 billion in the third quarter of 2017

*Non-GAAP Financial Measure

2017 3Q FORM 10-Q 33

MD&A	CORPORATE ITEMS AND ELIMINATIONS

Operating costs increased $2.6 billion, primarily as a result of:

•	$1.5 billion of lower net gains primarily driven by the nonrecurrence of the sale of our Appliances business to Haier for $3.1 billion in the second quarter of 2016, partially offset by the sale of our Water business to Suez for $1.9 billion in the third quarter of 2017

•	$1.2 billion of higher restructuring and other charges driven by a charge of $0.9 billion for the impairment of Power Conversion goodwill and a charge of $0.3 billion for the impairment of a power plant asset

•	$0.2 billion of higher costs associated with our principal retirement plans, including the effects of lower discount rates
These increases to operating costs were partially offset by the following:

•	$0.3 billion of lower corporate structural costs

RESTRUCTURING

Restructuring actions are an essential component of our cost improvement efforts to both existing operations and those recently acquired. Restructuring and other charges relate primarily to workforce reductions, facility exit costs associated with the consolidation of sales, service and manufacturing facilities, the integration of recent acquisitions, including Alstom, the Baker Hughes transaction, and other asset write-downs. We continue to closely monitor the economic environment and may undertake further restructuring actions to more closely align our cost structure with earnings and cost reduction goals.

RESTRUCTURING & OTHER CHARGES
	Three months ended September 30		Nine months ended September 30
(In billions)	2017	2016	2017	2016

Workforce reductions	$0.3	$0.3	$1.0	$0.9
Plant closures & associated costs and other asset write-downs	0.8	0.2	1.3	0.9
Acquisition/disposition net charges	0.3	0.1	0.7	0.5
Goodwill impairment(a)	0.9	—	0.9	—
Other	—	0.1	0.1	0.3
Total(b)(c)	$2.4	$0.7	$4.1	$2.6

(a)	This amount was recorded in Other costs and expenses in the Statement of Earnings. See Note 8 to the consolidated financial statements for further information.

(b)	Subsequent to the Baker Hughes transaction, restructuring and other charges are included in the determination of segment operating profit for our Oil & Gas segment.

(c)
Included $2.0 billion in GE and $0.4 billion in our Oil & Gas segment for the three months ended September 30, 2017, and $0.6 billion in GE and $0.1 billion in our Oil & Gas segment for the three months ended September 30, 2016. Included $3.5 billion in GE and $0.6 billion in our Oil & Gas segment for the nine months ended September 30, 2017, and $1.9 billion in GE and $0.6 billion in our Oil & Gas segment for the nine months ended September 30, 2016.

2017 - 2016 COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30

For the three months ended September 30, 2017, restructuring and other charges were $2.4 billion of which approximately $0.8 billion was reported in cost of products/services, $0.7 billion was reported in selling, general and administrative expenses (SG&A), and $0.9 billion was reported in other costs and expenses. These activities were primarily at Power, Corporate and Oil & Gas. Cash expenditures for restructuring and other charges were approximately $0.6 billion for three months ended September 30, 2017. Of the total $2.4 billion restructuring and other charges, $0.4 billion was recorded in the Oil & Gas segment, which amounted to $0.3 billion net of noncontrolling interest.

For the three months ended September 30, 2016, restructuring and other charges were $0.7 billion of which approximately $0.5 billion was reported in cost of products/services and $0.2 billion was reported in SG&A. These activities were primarily at Power, Oil & Gas and Lighting. Cash expenditures for restructuring and other charges were approximately $0.5 billion for the three months ended September 30, 2016.

34 2017 3Q FORM 10-Q

MD&A	CORPORATE ITEMS AND ELIMINATIONS

2017 - 2016 COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30

For the nine months ended September 30, 2017, restructuring and other charges were $4.1 billion of which approximately $1.9 billion was reported in cost of products/services, $1.3 billion was reported in SG&A, and $0.9 billion was reported in other costs and expenses. These activities were primarily at Power, Corporate and Oil & Gas. Cash expenditures for restructuring and other charges were approximately $1.6 billion for the nine months ended September 30, 2017. Of the total $4.1 billion restructuring and other charges, $0.4 billion was recorded in the Oil & Gas segment, which amounted to $0.3 billion net of noncontrolling interest.

For the nine months ended September 30, 2016, restructuring and other charges were $2.6 billion of which approximately $1.6 billion was reported in cost of products/services, $0.8 billion was reported in SG&A. These activities were primarily at Power, Oil & Gas, and Healthcare. Cash expenditures for restructuring and other charges were approximately $1.2 billion for the nine months ended September 30, 2016.

COSTS NOT INCLUDED IN SEGMENT RESULTS

As discussed in the Segment Operations section within the MD&A, certain amounts are not included in industrial segment results because they are excluded from measurement of their operating performance for internal and external purposes. The amount of costs not included in segment results follows.

COSTS
	Three months ended September 30		Nine months ended September 30
(In billions)	2017	2016	2017	2016

Power(a)	$1.1	$0.4	$1.7	$1.0
Renewable Energy	—	—	0.2	0.2
Oil & Gas(b)	—	0.1	0.2	0.7
Aviation	—	—	0.1	0.1
Healthcare	0.1	0.1	0.2	0.4
Transportation	—	—	0.1	0.2
Lighting(a)	—	0.1	0.2	0.2
Total	$1.3	$0.7	$2.7	$2.7

GAINS (LOSSES)
	Three months ended September 30		Nine months ended September 30
(In billions)	2017	2016	2017	2016

Power(a)	$1.9	—	$1.9	—
Renewable Energy	—	—	—	—
Oil & Gas	—	—	—	—
Aviation	—	(0.2)	—	(0.2)
Healthcare	—	—	—	—
Transportation	—	—	—	—
Lighting(a)	—	—	—	3.1	(c)
Total	$1.9	$(0.2)	$1.9	$2.9

(a)
Beginning in the third quarter of 2017, the Energy Connections business within the former Energy Connections & Lighting segment has been combined with the Power segment and presented as one reporting segment called Power. As a result of this combination, our GE Lighting and Current, powered by GE (Current) businesses are now reported as a separate segment called Lighting.

(b)	Subsequent to the Baker Hughes transaction, restructuring and other charges are included in the determination of segment operating profit for our Oil & Gas segment.

(c)	Related to the sale of our Appliances business in the second quarter of 2016.

2017 3Q FORM 10-Q 35

MD&A	OTHER CONSOLIDATED INFORMATION

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

CONSOLIDATED – THREE AND NINE MONTHS ENDED SEPTEMBER 30
(Dollars in billions)

PROVISION (BENEFIT) FOR INCOME TAXES
2017 – 2016 COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30

•	The consolidated income tax rate was (23)% and 1% for the quarters ended September 30, 2017 and 2016, respectively.

•	The third quarter 2017 consolidated tax rate reflects a 128% tax rate on $0.2 billion of pre-tax loss at GE Capital and a (4)% tax rate* on $1.7 billion of pre-tax income at GE.

•	The third quarter 2016 consolidated tax rate reflects a 137% tax rate on $0.2 billion of pre-tax loss at GE Capital and a 11% tax rate* on $2.2 billion of pre-tax income at GE.

•	The consolidated tax provision includes $0.1 billion benefit and $0.2 billion expense for GE (excluding GE Capital) for the third quarters of 2017 and 2016, respectively.

•
Consolidated income tax benefit was $0.3 billion in the third quarter of 2017 and insignificant for the third quarter of 2016. The decrease in tax expense is primarily due to the benefit from a lower tax rate on the disposition of the Water business, a larger benefit from global activities and a decrease in pre-tax income taxed at above the average tax rate, partially offset by the adjustment to increase the 2017 year-to-date rate to be in line with the higher projected full year rate compared to the decrease in the 2016 year-to-date rate to be in-line with the lower projected full-year rate. The adjustment to bring the third quarter year-to-date tax rate in-line with the full year tax rate in 2017 decreased the rate compared to prior quarters of 2017 due to a decrease in projected full year pre-tax income.

*Non-GAAP Financial Measure

36 2017 3Q FORM 10-Q

MD&A	OTHER CONSOLIDATED INFORMATION

2017 – 2016 COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30

•	The consolidated tax rate was (8)% in the first nine months of 2017 compared to 5% in the first nine months of 2016.

•	The first nine months of 2017 consolidated tax rate reflects a 110% tax rate on $0.5 billion of pre-tax loss at GE Capital and a 7% tax rate* on $4.4 billion of pre-tax income at GE.

•	The first nine months of 2016 consolidated tax rate reflects a 42% tax rate on $1.7 billion of pre-tax loss at GE Capital and a 13% tax rate* on $7.9 billion of pre-tax income at GE.

•	The consolidated tax provision includes $0.3 billion and $1.0 billion for GE (excluding GE Capital) for the first nine months of 2017 and 2016, respectively.

•
Consolidated income tax benefit was $0.3 billion for the first nine months of 2017 compared to tax expense of $0.3 billion for the first nine months of 2016. The decrease in tax expense is primarily due to the decrease in pre-tax income taxed at above the average tax rate, a larger benefit from global activities and the benefit from a lower tax rate on the disposition of the Water business. This decrease was partially offset by the adjustment to increase the 2017 year-to-date rate to be in-line with the higher projected full-year rate compared to the decrease in the 2016 year-to-date rate to be in-line with the lower projected full-year rate and the non-repeat of a deductible stock loss. The adjustment to bring the third quarter year-to-date tax rate in-line with the full year rate decreased the tax rate relative to prior quarters of 2017 due to a decrease in projected full year pre-tax income.

The effective tax rate in future periods is expected to increase as a result of changes in our income profile due to changes in GE Capital earnings as we continue to execute on the GE Capital Exit Plan. We expect the GE effective tax rate excluding GE Capital earnings to be in the low single digits for the full year of 2017.

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

*Non-GAAP Financial Measure

2017 3Q FORM 10-Q 37

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

MAJOR CHANGES IN OUR FINANCIAL POSITION FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2017

•
The Baker Hughes transaction increased total assets (excluding cash assumed as a result of the transaction) by $27.5 billion, primarily due to goodwill of $14.2 billion, other intangible assets of $4.4 billion, property, plant and equipment of $4.0 billion, current receivables of $2.4 billion and inventories of $2.0 billion. See Note 8 to the consolidated financial statements for additional information.

•
Cash and equivalents decreased $8.3 billion. GE Cash and equivalents increased $2.3 billion due to the issuance of long-term debt, primarily to fund acquisitions, of $8.6 billion, debt effected through GE Capital of $7.3 billion, common dividends from GE Capital of $4.0 billion and proceeds from business dispositions of $2.9 billion. The increase was partially offset by payments of dividends to shareowners of $6.3 billion, business acquisitions of $6.1 billion (net of $4.1 billion cash assumed as a result of the Baker Hughes transaction), treasury stock net purchases of $2.6 billion (cash basis), net PP&E additions of $2.2 billion, net settlements of derivative hedges of $1.4 billion, the settlement of the remaining portion of 2016 debt effected through GE Capital of $1.3 billion and additions to capitalized software of $0.4 billion. GE Capital Cash and equivalents decreased $10.6 billion primarily due to net repayments of debt of $17.6 billion, GE debt effected through GE Capital of $7.3 billion and payments of dividends to shareowners of $4.2 billion, partially offset by maturities of liquidity investments of $6.5 billion, net collections of financing receivables of $3.2 billion, cash collections from discontinued operations of $2.9 billion, proceeds from borrowings assumed by the buyer in a business disposition of $1.8 billion and the settlement of the remaining portion of 2016 GE debt effected through GE Capital of $1.3 billion. See the Statement of Cash Flows section for additional information.

•
Investment securities decreased $5.6 billion, primarily due to maturities of liquidity portfolio investments at GE Capital. See Note 3 to the consolidated financial statements for additional information.

•
Inventories increased $1.5 billion (excluding the impact of the Baker Hughes transaction), primarily due to lower-than-anticipated sales volume, mainly in our Power segment and build for future demand in our Power, Aviation and Renewable Energy segments. See Note 5 to the consolidated financial statements for additional information.

•
Goodwill increased $2.4 billion (excluding the impact of the Baker Hughes transaction), primarily due to the effects of currency exchange of $2.3 billion, the acquisition of LM Wind Power in our Renewable Energy segment of $1.3 billion and the acquisition of ServiceMax in Digital of $0.7 billion, partially offset by the classification of the Industrial Solutions business in our Power segment as held for sale of $1.1 billion and an impairment in the Power Conversion business in our Power segment of $0.9 billion. See Note 8 to the consolidated financial statements for additional information.

•
Contract assets increased $4.6 billion. Revenues in excess of billings increased $2.6 billion and $1.3 billion for our long-term service and equipment agreements, respectively. The remaining increase in contract assets of $0.7 billion is primarily due an increase in deferred inventory costs and non-recurring engineering costs. See Note 9 to the consolidated financial statements for additional information.

•	Assets of discontinued operations decreased $8.0 billion, primarily due to the disposition of businesses at GE Capital. See Note 2 to the consolidated financial statements for additional information.

•
The Baker Hughes transaction increased total liabilities by $6.8 billion, primarily due to borrowings of $3.4 billion, accounts payable of $1.1 billion, other GE current liabilities of $1.1 billion and non-current compensation and benefits of $0.8 billion. See Note 8 to the consolidated financial statements for additional information.

•
Borrowings decreased $3.2 billion (excluding the impact of the Baker Hughes transaction), primarily due to net repayment of debt at GE Capital of $17.6 billion, partially offset by the issuance of long-term debt at GE of $8.6 billion, primarily to fund acquisitions and the effects of currency exchange of $5.9 billion. See Note 10 to the consolidated financial statements for additional information.

•
Liabilities of discontinued operations decreased $3.2 billion, primarily due to the disposition of businesses at GE Capital. See Note 2 to the consolidated financial statements for additional information.

•	Common stock held in treasury increased $2.2 billion, primarily due to treasury stock purchases of $3.7 billion (book basis), partially offset by treasury stock issuances of $1.6 billion.

•
Noncontrolling interests increased $16.3 billion, primarily due to the recognition of an approximate 37.5% noncontrolling interest attributable to BHGE's Class A shareholders in conjunction with the Baker Hughes transaction. See Note 8 to the consolidated financial statements for additional information.

38 2017 3Q FORM 10-Q

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

FINANCIAL RESOURCES AND LIQUIDITY

LIQUIDITY AND BORROWINGS

We maintain a strong focus on liquidity. At both GE and GE Capital we manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations throughout business cycles.

Our liquidity and borrowing plans for GE and GE Capital are established within the context of our annual financial and strategic planning processes. At GE, our liquidity and funding plans take into account the liquidity necessary to fund our operating commitments, which include primarily purchase obligations for inventory and equipment, payroll and general expenses (including pension funding). We also take into account our capital allocation and growth objectives, including paying dividends, repurchasing shares, investing in research and development and acquiring industrial businesses. At GE, we rely primarily on cash generated through our operating activities and any dividend payments from GE Capital.  Cash generated from operating activities at GE can be subject to variability based on many factors, including seasonality and timing of billings on long-term contracts. GE has available a variety of liquidity management tools to fund its operations, including a commercial paper program, as well as bank operating lines and short-term intercompany loans from GE Capital which are repaid within the same quarter.

We maintain a detailed liquidity policy for GE Capital that defines GE Capital's liquidity risk tolerance under stress based on its liquidity sources, and a comprehensive framework for managing liquidity risk including metrics to identify and monitor liquidity risk and procedures to escalate and address potential issues.

Based on asset and liability management actions we have taken, GE Capital does not plan to issue any incremental GE Capital senior unsecured term debt until 2019. GE Capital mainly relies on excess cash positions, cash generated through dispositions, and the cash flow from our Verticals to fund our debt maturities, including the current portion of long-term debt ($15.6 billion at September 30, 2017), and our operating and interest costs. GE Capital's liquidity position is targeted to meet its obligations under both normal and stressed conditions. We expect to maintain an elevated liquidity position as we generate cash from asset sales, returning to more normalized levels in 2019. During this period we expect to continue to have excess interest costs as asset sales have outpaced our debt maturities. While we maintain elevated liquidity levels, we may engage in liability management actions, such as buying back debt, based on market and economic conditions in order to reduce our excess interest costs.

As part of GE’s previously formulated and communicated plan to incur new long-term debt primarily to fund acquisitions and to refinance existing debt, we issued $15.9 billion of long-term debt in 2017. $8.6 billion equivalent of euro debt was issued in the external debt markets, and $7.3 billion was done through two transactions with GE Capital. The $8.6 billion equivalent consists of €1,750 million of 0.375% Notes due 2022, €2,000 million of 0.875% Notes due 2025, €2,250 million of 1.50% Notes due 2029 and €2,000 million of 2.125% Notes due 2037. In lieu of issuing the $7.3 billion of debt externally in the capital markets, GE effected the transactions through GE Capital because GE Capital is holding excess debt as a result of the GE Capital Exit Plan. The debt transactions with GE Capital were priced at markets terms with a weighted average interest rate of 3.5% and a weighted average term of 15 years. To effectuate these transactions, GE and GE Capital entered into intercompany transactions that had the effect of reducing the intercompany payables and receivables given the right of offset between GE and GE Capital by $7.3 billion, as shown in the table below.

In 2015, senior unsecured notes and commercial paper were assumed by GE upon its merger with GE Capital resulting in an intercompany receivable and payable between GE and GE Capital. On the GE Statement of Financial Position, assumed debt is presented within borrowings with an offsetting receivable from GE Capital and on the GE Capital Statement of Financial Position, this is reflected as an intercompany payable to GE within borrowings. As of September 30, 2017, the amount of assumed outstanding debt was $49.9 billion (see Note 10 to the consolidated financial statements for additional information). The following table illustrates total GE and GE Capital external debt and debt assumed by GE as of September 30, 2017.

September 30, 2017 (in billions)	GE	GE Capital	Consolidated(a)

External debt	$83.8	$54.9	$136.4

Debt assumed by GE from GE Capital	(49.9)	49.9	—
Intercompany loans with right of offset	7.3	(7.3)	—
Total intercompany payable (receivable) between GE and GE Capital	(42.6)	42.6	—

Debt adjusted for assumed debt and intercompany loans	$41.3	$97.5	$136.4

(a)	Includes $2.4 billion elimination of other intercompany borrowings between GE and GE Capital.

2017 3Q FORM 10-Q 39

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

LIQUIDITY SOURCES

GE cash and equivalents of $12.8 billion at September 30, 2017, comprising $8.0 billion at GE and $4.8 billion at BHGE. GE Capital maintained liquidity sources of $32.5 billion that consisted of cash and equivalents of $27.0 billion, high-quality investments of $5.0 billion and cash and equivalents of $0.5 billion classified as discontinued operations. Additionally, at September 30, 2017, GE has $20.0 billion of committed unused credit lines extended by 36 banks in a syndicated credit facility agreement, as well as $5.3 billion of committed operating lines extended by nine banks. GE Capital has the right to compel GE to borrow under these credit lines and transfer the proceeds as loans to GE Capital.

CASH AND EQUIVALENTS
(In billions)	September 30, 2017		September 30, 2017

GE(a)	$12.8	U.S.	$7.9
GE Capital(b)	27.0	Non-U.S.(c)	31.9

(a)
At September 30, 2017, $4.5 billion of GE cash and equivalents was held in countries with currency controls that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. These funds are available to fund operations and growth in these countries and we do not currently anticipate a need to transfer these funds to the U.S. Included in this amount was $1.2 billion of BHGE cash and equivalents, which is subject to similar restrictions.

(b)	At September 30, 2017, GE Capital cash and equivalents of about $0.6 billion were primarily in insurance entities and were subject to regulatory restrictions.

(c)
Of this amount at September 30, 2017, $4.6 billion is held outside of the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund our needs in the U.S. on a short-term basis through short-term loans, without being subject to U.S. tax. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and the total of all such loans is required to be outstanding for less than 60 days during the year. If we were to repatriate this cash, we would be subject to additional U.S. income taxes and foreign withholding taxes.

COMMERCIAL PAPER
(In billions)	GE	GE Capital

Average commercial paper borrowings during the third quarter of 2017	$14.8	$5.0
Maximum commercial paper borrowings outstanding during the third quarter of 2017	$19.5	$5.1
Ending commercial paper balance at September 30, 2017	$2.0	$5.0

GE Capital commercial paper maturities have historically been funded principally through new commercial paper issuances and at GE are substantially repaid before quarter-end using indefinitely reinvested overseas cash, which as discussed above, is available for use in the U.S. on a short-term basis without being subject to U.S. tax.

We securitize financial assets as an alternative source of funding. At September 30, 2017, consolidated non-recourse securitization borrowings were $0.7 billion.

FOREIGN CURRENCY

As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies are euro, the pound sterling, the Brazilian real and the Chinese renminbi. The results of operating entities reported in currencies other than U.S. dollar are translated to the U.S. dollar at the applicable exchange rate for inclusion in the financial statements. We use a number of techniques to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. The foreign currency effect arising from operating activities outside of the U.S., including the remeasurement of derivatives, can result in significant transactional foreign currency fluctuations at points in time, but will generally be offset as the underlying hedged item is recognized in earnings. The effects of foreign currency fluctuations, decreased net earnings by $0.1 billion for the nine months ended September 30, 2017.

See Notes 16 and 21 to the consolidated financial statements for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

40 2017 3Q FORM 10-Q

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

CREDIT RATINGS

We have relied, and may continue to rely, on the short-term and long-term debt capital markets to fund, among other things, a significant portion of our operations and significant acquisitions. The cost and availability of debt financing is influenced by our credit ratings.

On October 20, 2017, Standard and Poor’s Global Ratings (S&P) placed all of its ratings on GE, GE Capital, and their affiliates on CreditWatch, with negative implications. S&P stated it will be conducting a review of these ratings and expects to complete this review at approximately the same time GE announces its financial results for the fourth quarter 2017, if not earlier. On October 30, 2017, Fitch Ratings (Fitch) changed its rating outlook to Negative from Stable for GE, GE Capital, and their affiliates.

We are disclosing these updates and the ratings below to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. For a description of some of the potential consequences of a reduction in our credit ratings, see our Annual Report on Form 10-K for the year ended December 31, 2016 under “Risk Factors - Financial Risks - Funding access/costs - Failure to maintain our credit ratings, or conditions in the financial and credit markets, could adversely affect our access to capital markets, funding costs and related margins, liquidity and competitive position.”

GE’s and GE Capital’s ratings as of the date of this filing are set forth in the table below.

	Moody's	S&P	Fitch

GE
Outlook	Stable	CreditWatch Negative	Negative
Short term	P-1	A-1+	F1+
Long term	A1	AA-	AA-

GE Capital
Outlook	Stable	CreditWatch Negative	Negative
Commercial paper	P-1	A-1+	F1+
Senior notes	A1	AA-	AA-

2017 3Q FORM 10-Q 41

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

STATEMENT OF CASH FLOWS - NINE MONTHS ENDED SEPTEMBER 30, 2017 VERSUS 2016

CONSOLIDATED CASH FLOWS

We evaluate our cash flow performance by reviewing our industrial (non-GE Capital) businesses and GE Capital businesses separately. Cash from operating activities (CFOA) is the principal source of cash generation for our industrial businesses.

GE CASH FLOWS – NINE MONTHS ENDED SEPTEMBER 30
(in billions)

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

OPERATING CASH FLOWS		INVESTING CASH FLOWS		FINANCING CASH FLOWS

2016	2017	2016	2017	2016	2017

42 2017 3Q FORM 10-Q

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

2017 – 2016 COMMENTARY

GE cash from operating activities decreased $14.3 billion primarily due to the following:

•	GE Capital paid common dividends to GE totaling $4.0 billion in 2017 compared with $16.1 billion in 2016.

•	Cash generated from Industrial CFOA* amounted to an insignificant amount and $2.3 billion in 2017 and 2016, respectively, primarily due to the following:

•
Net income plus depreciation and deferred income taxes of $5.9 billion in 2017 compared with $9.1 billion in 2016. Net income included pre-tax gains of $1.9 billion from the sale of Water in 2017 and $3.1 billion from the sale of Appliances and $0.4 billion from the sale of GE Asset Management in 2016 which are not included in Industrial CFOA and are instead reflected as a component of total proceeds from principal business dispositions within cash flows from investing activities. Net income also included non-cash pre-tax impairments of $1.3 billion related to Power Conversion goodwill and a power plant asset in 2017 and current tax expense of $0.7 billion and $1.0 billion in 2017 and 2016, respectively.

•
A decrease in cash used for working capital of $0.1 billion in 2017 compared with 2016. This was primarily due to a reduction in inventory build of $1.1 billion, partially offset by an increase in cash used for accounts payable of $0.9 billion across all businesses.

•
An increase in contract assets of $4.0 billion in 2017 compared with $3.0 billion in 2016, primarily due to cumulative catch up adjustments driven by lower forecasted cost to complete the contracts as well as increased forecasted revenue on our long-term service agreements and the timing of revenue recognized relative to the timing of billings and collections on both our long-term service agreements and long-term equipment contracts.

•	GE Pension Plan contributions of $1.4 billion in 2017 compared with zero in 2016.

•	Lower taxes paid of $1.8 billion in 2017 compared with $2.3 billion in 2016.

•	See Note 21 to the consolidated financial statements for further information regarding cash sources and uses as well as non-cash adjustments to net income reported as All other operating activities.

GE cash used for investing activities increased $8.1 billion primarily due to the following:

•
Business acquisition activities of $6.1 billion, primarily driven by the Baker Hughes transaction for $3.4 billion ($7.5 billion cash consideration, less $4.1 billion of cash assumed), LM Wind Power for $1.6 billion (net of cash acquired) and ServiceMax for $0.9 billion (net of cash acquired) in 2017, compared with business acquisitions of $0.9 billion in 2016.

•
Business disposition proceeds of $2.9 billion, primarily driven by the sale of our Water business for $2.7 billion (net of cash transferred) in 2017, compared with proceeds of $5.3 billion, primarily driven by the sale of our Appliances business for $4.8 billion and the sale of GE Asset Management for $0.4 billion in 2016.

•	Net settlements of derivative hedges of $1.4 billion in 2017 compared with minimal net settlements in 2016.

GE cash from financing activities increased $23.9 billion primarily due to the following:

•	Net repurchases of GE treasury shares of $2.6 billion and $18.0 billion in 2017 and 2016, respectively.

•
A net increase in borrowings of $14.9 billion in 2017, mainly driven by the issuance of long-term debt of $8.6 billion, primarily to fund acquisitions, and 2017 debt effected through GE Capital of $7.3 billion, partially offset by the settlement of the remaining portion of 2016 debt effected through GE Capital of $1.3 billion, compared with a net increase in borrowings of $6.2 billion in 2016, primarily driven by debt effected through GE Capital of $5.0 billion.

*Non-GAAP FInancial Measure

2017 3Q FORM 10-Q 43

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

GE CAPITAL CASH FLOWS – NINE MONTHS ENDED SEPTEMBER 30
(Dollars in billions)

OPERATING CASH FLOWS		INVESTING CASH FLOWS		FINANCING CASH FLOWS

2016	2017	2016	2017	2016	2017
2017 – 2016 COMMENTARY-CONTINUING OPERATIONS:

GE Capital cash from operating activities-continuing operations increased $0.2 billion primarily due to the following:

•	Lower income tax payments of $0.2 billion and a general increase in cash generated from earnings of continuing operations.

•	These increases were partially offset by a net decrease in cash collateral received from counterparties on derivative contracts of $0.8 billion.

GE Capital cash from investing activities-continuing operations decreased $38.7 billion primarily due to the following:

•	Net proceeds from the sales of our discontinued operations of $1.0 billion in 2017 compared to $53.2 billion in 2016.

•	Maturities of $10.4 billion related to interest bearing deposits in 2016.

•
GE debt effected through GE Capital of $7.3 billion, partially offset by the settlement of the remaining portion of 2016 GE debt effected through GE Capital of $1.3 billion in 2017, compared to GE debt effected through GE Capital of $5.0 billion in 2016.

•	Net cash paid for derivative settlements of an insignificant amount in 2017 compared to net cash received from derivative settlements of $0.6 billion in 2016.

•	These decreases were partially offset by the following increases:

•	Investment securities of $18.7 billion related to maturities of $6.5 billion in 2017 compared to investments of $12.2 billion in 2016.
•Higher net collections of financing receivables of $3.1 billion in 2017.

•	A general reduction in funding related to discontinued operations.

GE Capital cash used for financing activities-continuing operations decreased $45.3 billion primarily due to the following:

•	Lower net repayments of borrowings of $17.6 billion in 2017 compared to $50.7 billion in 2016.

•	GE Capital paid common dividends to GE totaling $4.0 billion in 2017 compared to $16.1 billion in 2016.

44 2017 3Q FORM 10-Q

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

GE CAPITAL DISCONTINUED OPERATIONS CASH FLOWS – NINE MONTHS ENDED SEPTEMBER 30
(Dollars in billions)

OPERATING CASH FLOWS		INVESTING CASH FLOWS		FINANCING CASH FLOWS

2016	2017	2016	2017	2016	2017
2017 – 2016 COMMENTARY-DISCONTINUED OPERATIONS:

GE Capital cash used for operating activities-discontinued operations decreased $5.2 billion primarily due to the following:

•	Lower cash paid for income taxes in 2017.

GE Capital cash used for investing activities-discontinued operations decreased $9.7 billion primarily due to the following:

•	The sale of bank deposits of $16.5 billion resulting in net cash paid in conjunction with the sale of GE Capital Bank's U.S. online deposit platform during 2016.

•	This decrease was partially offset by the following increases:

•	Reduction in funding from continuing operations (primarily our treasury operations).

•	Sale of bank deposits for $0.5 billion resulting in net cash paid related to our Consumer platform during 2017.

GE Capital cash from financing activities-discontinued operations increased $1.6 billion primarily due to the following:

•	Debt issued of $1.8 billion in 2017 and $0.9 billion in 2016 by a discontinued business sold during the first quarter of 2017.

•	Lower repayment of borrowings and bank deposit activity of $0.6 billion in 2017.

2017 3Q FORM 10-Q 45

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

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

In parallel, we have made a concentrated effort to reduce the size of our GE Capital business and align its growth with Industrial earnings. As a result, GE Capital Verticals are now focused on investing financial, human and intellectual capital to promote growth for our industrial businesses and their customers. GE Capital accomplishes this in part through related party transactions with GE that are made on an arms-length basis and are reported in the respective GE and GE Capital columns of our financial statements, but are eliminated in deriving our consolidated financial statements. These transactions include, but are not limited to, the following:

•	GE Capital dividends to GE,

•	GE Capital working capital solutions to optimize GE cash management,

•	GE Capital enabled GE industrial orders, including related GE guarantees to GE Capital, and

•	Aircraft engines, power equipment, renewable energy equipment and healthcare equipment manufactured by GE that are installed on GE Capital investments, including leased equipment.

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

CASH FLOWS

GE Capital paid $4.0 billion and $16.1 billion of common dividends to GE in the nine months ended September 30, 2017 and 2016, respectively.

In order to manage credit exposure, GE sells current receivables to GE Capital and other third parties in part to fund the growth of our industrial businesses. These transactions can result in cash generation or cash use. During any given period, GE receives cash from the sale of receivables to GE Capital and other third parties. GE also leverages GE Capital for its expertise in receivables collection services and sales of receivables to GE Capital are made on an arm’s length basis. The incremental amount of cash received from sales of receivables represents the cash generated or used in the period relating to this activity. The effect of cash generated in GE CFOA from current receivables sold to GE Capital, including current receivables subsequently sold to third parties, decreased GE’s CFOA by $2.3 billion and $0.2 billion in the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, GE Capital had approximately $11.2 billion recorded on its balance sheet related to current receivables purchased from GE. Of these amounts, approximately half had been sold by GE to GE Capital with recourse (i.e., the GE business retains the risk of default). The evaluation of whether recourse transactions qualify for accounting derecognition is based, in part, upon the legal jurisdiction of the sale; as such, the majority of recourse transactions outside the U.S. qualify for sale treatment. Claims by GE Capital on receivables sold with recourse to GE have not been significant for the nine months ended September 30, 2017 and 2016.

In December 2016, GE Capital entered into a Receivables Facility with members of a bank group, designed to provide extra liquidity to GE. The Receivables Facility allows us to sell eligible current receivables on a non-recourse basis for cash and a deferred purchase price to members of the bank group. The purchase commitment of the bank group increased from $3.0 billion to $3.2 billion during the third quarter of 2017. See Note 4 to the consolidated financial statements for further information.

46 2017 3Q FORM 10-Q

MD&A	FINANCIAL RESOURCES AND LIQUIDITY
ENABLED ORDERS

Enabled orders represent the act of introducing, elevating and influencing customers and prospects that result in an industrial sale, potentially coupled with programmatic captive financing or driving incremental products or services across the GE Store. During the nine months ended September 30, 2017 and 2016, GE Capital enabled $8.8 billion and $8.2 billion of GE industrial orders, respectively. 2017 orders are primarily with our Power ($3.3 billion), Renewable Energy ($3.3 billion), Healthcare ($1.0 billion) and Oil & Gas ($0.7 billion) businesses.

AVIATION

During the nine months ended September 30, 2017 and 2016, GE Capital acquired 34 aircraft (list price totaling $4.6 billion) and 32 aircraft (list price totaling $4.7 billion), respectively, from third parties that will be leased to others, which are powered by engines that were manufactured by GE Aviation and affiliates. Additionally, GE Capital had $1.5 billion of net book value of engines, originally manufactured by GE Aviation and affiliates and subsequently leased back to GE Aviation and affiliates at both September 30, 2017 and December 31, 2016, respectively.

POWER, RENEWABLE ENERGY AND AVIATION

GE leverages GE Capital for its expertise in structuring long-term financing arrangements with certain Power, Renewable Energy and Aviation customers for the purchase of equipment, upgrades and long-term service contracts. These arrangements are made on an arm’s length basis and any fair value adjustments are recognized within the results of our Power, Renewable Energy and Aviation segments. Any associated deferred income recorded by GE Capital is eliminated in our consolidated results. In relation to these arrangements, GE Capital had approximately $2.3 billion and $1.9 billion of long-term financing receivables outstanding, net of deferred income of approximately $0.3 billion and $0.3 billion reported on its balance sheet at September 30, 2017 and December 31, 2016, respectively. The effect of cash generated in GE CFOA from long-term financing arrangements with GE Capital increased GE's CFOA by $0.4 billion and $1.0 billion in the nine months ended September 30, 2017 and 2016, respectively.

PENSIONS

GE Capital is a member of certain GE Pension Plans.  As a result of the GE Capital Exit Plan, GE Capital will have additional funding obligations for these pension plans. These obligations do not relate to the Verticals and are recognized as an expense in GE Capital’s other continuing operations when they become probable and estimable. The additional funding obligations recognized by GE Capital were an insignificant amount and $0.3 billion for the three and nine months ended September 30, 2017, respectively, and $0.1 billion and $0.4 billion for the three and nine months ended September 30, 2016, respectively.

Certain of this additional funding is recorded as a contra pension expense for GE because GE’s related future pension obligations will be paid by GE Capital. For certain other pension plan funding obligations triggered by the GE Capital Exit Plan, GE agreed to assume the funding obligation that would have been triggered by GE Capital at the date of exit from the plan in exchange for an assumption fee that GE recorded as Other income. There was no cash transferred to GE for the assumption of these GE Capital funding obligations for the three and nine months ended September 30, 2017. The total cash transferred for similar funding obligations assumed by GE from GE Capital for the three and nine months ended September 30, 2016 were zero and $0.1 billion, respectively.

On a consolidated basis, the additional required pension funding and any related assumption fees do not affect current period earnings. Any additional required pension funding will be reflected as a reduction of the pension liability when paid.

GE GUARANTEE OF GE CAPITAL THIRD-PARTY TRANSACTIONS

In certain instances, GE provides guarantees to GE Capital transactions with third parties primarily in connection with enabled orders. In order to meet its underwriting criteria, GE Capital may obtain a direct guarantee from GE related to the performance of the third party. GE guarantees can take many forms and may include, but not be limited to, direct performance or payment guarantees, return on investment guarantees, asset value guarantees and loss pool arrangements. As of September 30, 2017, GE had outstanding guarantees to GE Capital on $1.5 billion of funded exposure and $1.2 billion of unfunded commitments. The recorded amount of these contingent liabilities was $0.1 billion as of September 30, 2017 and is dependent upon individual transaction level defaults, losses and/or returns.

GE GUARANTEE OF CERTAIN GE CAPITAL DEBT

GE provides implicit and explicit support to GE Capital through commitments, capital contributions and operating support. As previously discussed, debt assumed by GE from GE Capital in connection with the merger of GE Capital into GE was $49.9 billion, and GE guaranteed $44.5 billion of GE Capital debt at September 30, 2017. See Notes 10 and 20 to the consolidated financial statements for additional information.

2017 3Q FORM 10-Q 47

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

INSURANCE AND INVESTMENT CONTRACT LIABILITIES

Insurance and investment contract liabilities amounted to $26.6 billion and $26.1 billion at September 30, 2017 and December 31, 2016, respectively and primarily comprise a liability for future policy benefits for those claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported. Reserves ceded to reinsurers were $2.2 billion and $2.0 billion at September 30, 2017 and December 31, 2016, respectively and are included in the caption “Other receivables” on our Consolidated Statement of Financial Position.

Claim reserves amounted to $4.9 billion and $4.6 billion of which $3.4 billion and $3.1 billion relates to long-term care insurance contracts as of September 30, 2017 and December 31, 2016, respectively. Claim reserves are established when a claim is incurred or is estimated to have been incurred and represents our best estimate of the ultimate obligations for future claim payments and claim adjustment expenses. Key inputs include actual known facts about the claims, such as the benefits available and cause of disability of the claimant, as well as assumptions derived from our actual historical experience and expected future changes in experience factors. Claim reserves are evaluated periodically for potential changes in loss estimates with the support of qualified actuaries and any changes are recorded in the period in which they are determined.

Future policy benefit reserves amounted to $19.2 billion and $18.7 billion of which $9.0 billion and $8.7 billion relates to long-term care insurance contracts at September 30, 2017 and December 31, 2016, respectively. These reserves represent the present value of such benefits less the present value of future net premiums and are based on actuarial assumptions established at the time the policies were issued or acquired. These assumptions include, but are not limited to interest rates, health care experience (including type and cost of care), mortality, and the length of time a policy will remain in force. Our annual premium deficiency testing assesses the adequacy of future policy benefit reserves, net of capitalized acquisition costs using current assumptions. As we no longer originate new policies, we perform premium deficiency testing in the aggregate across our run-off insurance products.

We have recently experienced elevated claim experience for a portion of our long-term care insurance contracts, which is most pronounced for policyholders with higher attained ages. As a result, and as described below, we are conducting a comprehensive review of premium deficiency assumptions across all insurance products, including a reassessment of future claim projections for long-term care contracts that will be incorporated within our annual test of future policy benefit reserves for premium deficiencies, which is expected to be completed in the fourth quarter of 2017.

A comprehensive review of premium deficiency assumptions is a complex process and depends on a number of factors, many of which are interdependent and require evaluation individually and in the aggregate across all insurance products. The vast majority of our run-off insurance activities comprises reinsurance from multiple ceding insurance entities with underlying treaties having unique terms and conditions. Premium deficiency testing relies on claim and policy information provided by these ceding entities and considers each of the unique treaties. In order to utilize that information for purposes of completing experience studies covering all key assumptions, we perform detailed procedures to conform and validate the data received, including periodic evaluation of the operating environment at ceding entities. Our long-term care business includes coverage where credible claim experience for higher attained ages is still emerging and to the extent that recent experience deviates from previous expectations, new projections of claim costs extending over the expected life of the policies require development. Significant uncertainties exist in making these best estimate projections for these long-duration insurance contracts that includes consideration of a wide range of possible outcomes as well as actuarial peer reviews before a final determination can be made.

Should the net liability for future policy benefits plus the present value of expected future gross premiums be insufficient to provide for the present value of expected future policy benefits and expenses, we would be required to reduce any remaining capitalized acquisition costs and, to the extent a shortfall still exists, increase our existing future policy benefit reserves. We would record a charge to earnings for any premium deficiencies in the fourth quarter of 2017 upon completion of this review. Based upon the work performed to date and complexity of the review described above, a charge related to a probable deficiency is not reasonably estimable at September 30, 2017. Until the above described review has been completed we have deferred the decision whether GE Capital will pay additional dividends to GE.

See Note 11 to the consolidated financial statements of this report and Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

48 2017 3Q FORM 10-Q

MD&A	OTHER ITEMS

OTHER ITEMS

NEW ACCOUNTING STANDARDS

ASU NO. 2016-16, ACCOUNTING FOR INCOME TAXES: INTRA-ENTITY TRANSFERS OF ASSETS OTHER THAN INVENTORY

In October 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The ASU eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory. As a result, the tax expense from the intercompany sale of assets, other than inventory, and associated changes to deferred taxes will be recognized when the sale occurs even though the pre-tax effects of the transaction have not been recognized. The new standard is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The effect of the adoption of the standard will depend on the nature and amount of future transactions but is currently expected as an increase to retained earnings of approximately $0.4 billion. Future earnings will be reduced in total by this amount. The effect of the change on future transactions will depend on the nature of those transactions as it will affect the timing of recognition of both tax expense and tax benefits, with no change in associated cash flows.

ASU NO. 2016-15, STATEMENT OF CASH FLOWS

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The new standard requires that cash receipts from payments on a transferor’s beneficial interests in securitized trade receivables should be classified as cash inflows from investing activities. The new standard is effective for fiscal years beginning after December 15, 2017. A retrospective transition approach is required. Note 4 to the Financial Statements describes the DPP created by the Receivables Facility. We currently report cash receipts from the purchasing entities to reduce their DPP obligation to the Company as cash inflows from operating activities in the Consolidated Statement of Cash Flows.

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

2017 3Q FORM 10-Q 49

MD&A	OTHER ITEMS

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

CURRENT RANGE OF FINANCIAL STATEMENT EFFECT

We will adopt the new standard as of January 1, 2018. When we report our 2018 results, the comparative results for 2017 and 2016 will be updated to reflect the application of the requirements of the new standard to these periods. Based on our assessment and best estimates to date, we expect a non-cash charge to our January 1, 2016 retained earnings balance of approximately $4.3 billion. We estimate that the charge will comprise approximately $1.0 billion related to commercial aircraft engines and $3.3 billion related primarily to our services businesses (predominately in Power and Aviation). Beyond those effects, we expect application of the new guidance will result in increases and decreases in revenue within our segments, which will largely offset overall and will be immaterial at a total company level. We estimate that our 2016 restated earnings per share will be lower by approximately $0.13, driven primarily by the required changes in accounting for long-term product service arrangements as described above. The expected effect to 2016 earnings per share reflects an increase from the previously reported estimate of approximately $0.10 due to further refinements in the application of our technical interpretations and our detailed assessments at a contract level, which is a complex process for our long-term contracts. In addition, the impact on 2017 will also be a decrease to earnings; however, we are unable to complete that calculation until we finalize our 2017 results. Upon adoption in 2018, our books and records will only reflect the results as required under the new standard limiting our ability to estimate the effect of the standard on our earnings. Given the inherent difficulty in this ongoing estimation of the effect of the standard on any future periods, we do not plan to continue to assess the effect on 2018.

To summarize, we will adopt the new standard in 2018, at which time we will update prior periods to be presented on a consistent basis. As discussed above, we anticipate a dilutive effect of the new standard in the year of adoption consistent with the effect to the restated 2016 and 2017 results and the effect will be less dilutive for years after initial adoption. However, this expectation is based on many variables, including underlying business performance, which are subject to change, making the effect of the standard on future periods difficult to estimate. Importantly, application of the new guidance has no effect on the cash we expect to receive nor the economics of these contracts. Rather, it will simply more closely align revenue with cash, which we believe will be helpful to our investors.

50 2017 3Q FORM 10-Q

MD&A	OTHER ITEMS

GE DIGITAL

GE Digital's activities are focused on assisting in the market development of our digital product offerings through software design, fulfillment and product management, while also interfacing with our customers. Digital revenues include internally developed software and associated hardware, including Predix and software solutions that improve our customers’ asset performance. These revenues and associated costs are largely generated from our operating businesses and are included in their segment results.

Revenues were $1.0 billion for the three months ended September 30, 2017, an increase of $0.1 billion or 6% compared to revenues of $0.9 billion for the three months ended September 30, 2016. Revenues were $2.8 billion for the nine months ended September 30, 2017, an increase of $0.3 billion or 11% compared to revenues of $2.6 billion for the nine months ended September 30, 2016. These increases were principally driven by Power and Non-GE Verticals.

Orders were $1.4 billion for the three months ended September 30, 2017, an increase of $0.4 billion or 50% compared to orders of $0.9 billion for the three months ended September 30, 2016. Orders were $3.7 billion for the nine months ended September 30, 2017, an increase of $0.9 billion or 32% compared to orders of $2.8 billion for the nine months ended September 30, 2016. These increases were principally driven by Oil & Gas, Non-GE Verticals, Power and Renewable Energy.

VENEZUELA

Although we continue to experience delays in collecting payments on our receivables from our primary customer in Venezuela, our outstanding receivables are not disputed, and we continue to believe that our carrying value of these receivables are recoverable. In assessing the recoverability of these receivables, we considered our collection experience with this customer. To date we have had no material write-offs related to this customer and have collected approximately $67 million in 2017 and $103 million in 2016. In addition, we consider: the continued importance to the Venezuelan economy of oil production; our strategic relationship with this customer; our current activity levels and our current intention to continue to provide services to this customer; the impact of cross-default provisions within the loan agreements with the customer; and an evaluation of this customer’s financial solvency. We continue to actively manage our relationship with this customer, with ongoing dialogue between key executives of both companies.

As of September 30, 2017, our net exposure to this customer is approximately $260 million. The primary component of this exposure is in GE Capital, which has outstanding financing receivables with a gross value of $210 million and a carrying value of $162 million at September 30, 2017. GE has guaranteed the collectability of these receivables to GE Capital. This exposure also includes approximately $60 million of on-hand inventory that we may not be able to redeploy to other customers should the contracts with this customer be terminated unexpectedly, and net trade receivables of approximately $40 million ($266 million gross value). In 2015 and 2016, we exchanged $257 million and $194 million, respectively, of customer accounts receivable for interest bearing promissory notes with a par value of the same amount. As part of these exchanges, GE recognized a pre-tax loss of $135 million to recognize the notes at fair value. Through the second quarter of 2017, GE recorded approximately $40 million of interest and discount accretion on these loans as no payments were past due and these financing receivables are cross-defaulted with other outstanding customer debt. At September 30, 2017 payments of $52 million were past due and while the majority of these payments were received subsequent to the end of the quarter, due to the difficulties in receiving payment GE placed these loans on nonaccrual status and performed an impairment review of these loans, which supported the carrying value at September 30, 2017.

During the three months ended September 30, 2017, GE recorded a bad debt reserve and receivables write offs on other customer receivables of $62 million and an impairment of two buildings of $26 million.

We believe our collectability assumptions to be reasonable according to the current facts and circumstances and they are reviewed on a quarterly basis. However, differences in actual experience or changes in facts and circumstances may materially affect our financial position or results of operations. Our assumptions and related judgments are sensitive to the political and economic conditions in Venezuela. If conditions in Venezuela worsen or if low commodity prices persist for an extended period, we may be required to record adjustments to our receivables balance. Our financial results can be affected, positively or negatively, by changes in our assessment of the collectability of these trade receivables.
MD&A
MINE SAFETY DISCLOSURES

Our barite mining operations, in support of our drilling fluids products and services business, are subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. There are no mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K to report for the current quarter.

2017 3Q FORM 10-Q 51

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

In January 2016, the U.S. Department of Treasury’s Office of Foreign Assets Control (OFAC) issued General License H authorizing U.S.-owned or controlled foreign entities to engage in transactions with Iran if these entities meet the requirements of the general license. Pursuant to this authorization, a non-U.S. affiliate of GE’s Oil & Gas business received five purchase orders during the third quarter of 2017 for the sale of goods pursuant to General License H that could potentially enhance Iran’s ability to develop petroleum resources. The purchase orders cover the sale of valves and parts for industrial machinery and equipment used in gas plants, petrochemical plants and gas production projects in Iran. These purchase orders are valued at €0.1million ($0.1 million), €0.5 million ($0.5 million), €0.2 million ($0.2 million), €0.1 million ($0.1 million), €1.3 million ($1.5 million). This non-US affiliate also booked a modification of a previously reported contract for the sale of spare parts for gas turbines to add additional scope valued at €0.1 million ($0.1 million) and a further modification to another previously reported contract for the sale of spare parts to reduce the value of the contract by €1.6 million ($1.8 million). This non-US affiliate attributed €1.5 million ($1.8 million) in gross revenues and €0.8 million ($0.9 million) in net profits against previously reported transactions during the quarter ending September 30, 2017.

A second non-U.S. affiliate of GE’s Oil & Gas business received two purchase orders during the third quarter of 2017 for the sale of consumable parts, instruments and a digital recording system to be applied to industrial machinery and equipment on gas plants. The purchase orders are valued at €0.1 million ($0.1 million) and €0.1 million ($0.1 million). This non-US affiliate attributed €0.3 million ($0.3 million) in gross revenues and €0.1 million ($0.1 million) in net profits to these transactions during the quarter ending September 30, 2017.

A non-U.S. affiliate of GE’s Power business received a cancellation to a purchase order previously reported for the sale of spare parts to an Iranian entity to provide electricity and steam to an area of Iran that includes certain oil refineries during the quarter ending September 30, 2017. This purchase order cancellation reduces the value by €16.2 million ($18.1 million). This non-US affiliate also received a modification to a previously reported purchase order for the sale of spare parts to reduce the value of the purchase order by €1.3 million ($1.5 million). This non-US affiliate also attributed €4.8 million ($5.7 million) in gross revenues and €3.1 million ($3.7 million) in net profits during the quarter ending September 30, 2017.

A second non-US affiliate of GE’s Power business received three purchase orders pursuant to General License H valued at €0.1 million ($0.1 million), €0.1 million ($0.1 million) and €0.2 million ($0.2 million) during the third quarter of 2017. The purchase orders cover the sale of protection relays for oil refinery related projects in Iran. This non-US affiliate did not recognize any revenue or profit during the quarter ending September 30, 2017.

A third non-US affiliate of GE’s Power business received two purchase orders pursuant to General License H valued at €0.1 million ($0.1 million) and €0.1 million ($0.1 million) during the third quarter of 2017. The purchase orders cover the sale of spare parts for motors for ultimate end use by a petro-chemical company in Iran. This non-US affiliate did not recognize any revenue or profit during the quarter ending September 30, 2017.

All of these non-U.S. affiliates intend to continue the activities described above, as permitted by all applicable laws and regulations.

For additional information on business activities related to Iran, please refer to the Other Items section within MD&A in our Form 10-Q for the quarter ended June 30, 2017.

52 2017 3Q FORM 10-Q

MD&A	SUPPLEMENTAL INFORMATION

SUPPLEMENTAL INFORMATION

FINANCIAL MEASURES THAT SUPPLEMENT U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES MEASURES (NON-GAAP FINANCIAL MEASURES)

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with GAAP. Certain of these data are considered “non-GAAP financial measures” under SEC rules. Specifically, we have referred, in various sections of this report, to:

•	Industrial segment organic revenues and Industrial segment organic revenues excluding Power and Oil & Gas

•	Operating and non-operating pension cost

•	Adjusted corporate costs (operating)

•	GE pre-tax earnings from continuing operations, excluding GE Capital earnings (loss) from continuing operations and the corresponding effective tax rates

•	Industrial operating earnings and GE Capital earnings (loss) from continuing operations and EPS

•	Industrial operating + Verticals earnings and EPS

•	Industrial operating profit and operating profit margin (excluding certain items)

•	Industrial operating profit excluding Power and Oil & Gas

•	Industrial cash flows from operating activities (Industrial CFOA) and Industrial CFOA excluding deal taxes and GE Pension Plan funding

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

2017 3Q FORM 10-Q 53

MD&A	SUPPLEMENTAL INFORMATION

INDUSTRIAL SEGMENT ORGANIC REVENUES
	Three months ended September 30			Nine months ended September 30
(In millions)	2017	2016	V%	2017	2016	V%

Industrial segment revenues (GAAP)	$30,046	$27,335	10%	$83,943	$81,667	3%
Less adjustments:
Acquisitions	2,865	6		3,214	22
Business dispositions	51	57		61	2,852
Currency exchange rates	219	—		(51)	—
Industrial segment organic revenues (Non-GAAP)	$26,911	$27,272	(1)%	$80,718	$78,793	2%

Power revenues (GAAP)	$8,679	$8,995	(4)%	$26,569	$25,664	4%
Less adjustments:
Acquisitions	94	—		230	5
Business dispositions	—	19		—	154
Currency exchange rates	123	—		(73)	—
Power organic revenues (Non-GAAP)	$8,462	$8,976	(6)%	$26,412	$25,505	4%

Oil & Gas revenues (GAAP)	5,365	2,964	81%	11,475	9,497	21%
Less adjustments:
Acquisitions	2,541	—		2,542	1
Business dispositions	—	—		—	—
Currency exchange rates	58	—		(13)	—
Oil & Gas organic revenues (Non-GAAP)	$2,766	$2,964	(7)%	$8,946	$9,496	(6)%

Industrial segment organic revenues excluding Power and Oil & Gas (Non-GAAP)	$15,683	$15,332	2%	$45,360	$43,792	4%

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

We also believe that the variability in the revenue of our Power and Oil & Gas businesses may obscure underlying trends of our other industrial businesses. As a result, we have also presented our organic revenue growth measure excluding the revenues of our Power and Oil & Gas businesses.

54 2017 3Q FORM 10-Q

MD&A	SUPPLEMENTAL INFORMATION

OPERATING AND NON-OPERATING PENSION COST
	Three months ended September 30		Nine months ended September 30
(In millions)	2017	2016	2017	2016

Service cost for benefits earned	$267	$307	$810	$913
Prior service cost amortization	73	76	218	228
Curtailment loss (gain)	—	—	43	(1)
Operating pension cost (Non-GAAP)	340	383	1,071	1,140

Expected return on plan assets	(847)	(837)	(2,545)	(2,507)
Interest cost on benefit obligations	715	736	2,144	2,205
Net actuarial loss amortization	702	612	2,109	1,836
Non-operating pension cost (Non-GAAP)	570	511	1,708	1,534
Total principal pension plans cost (GAAP)	$910	$894	$2,779	$2,674

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

ADJUSTED CORPORATE COSTS (OPERATING)
	Three months ended September 30		Nine months ended September 30
(In millions)	2017	2016	2017	2016

Total Corporate Items and Eliminations (GAAP)	$(1,095)	$(1,524)	$(4,687)	$(2,120)
Less: non-operating pension cost (Non-GAAP)	(570)	(511)	(1,708)	(1,534)
Total Corporate costs (operating) (Non-GAAP)	$(525)	$(1,012)	$(2,979)	$(586)
Less: restructuring and other charges	(2,027)	(683)	(3,755)	(2,557)
Less: gains (losses) on disposals	1,897	208	1,899	3,395
Adjusted total corporate costs (operating) (Non-GAAP)	$(396)	$(538)	$(1,124)	$(1,424)

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

2017 3Q FORM 10-Q 55

MD&A	SUPPLEMENTAL INFORMATION

GE PRE-TAX EARNINGS FROM CONTINUING OPERATIONS, EXCLUDING GE CAPITAL EARNINGS (LOSS) FROM CONTINUING OPERATIONS AND THE CORRESPONDING EFFECTIVE TAX RATES
	Three months ended September 30		Nine months ended September 30
(Dollars in millions)	2017	2016	2017	2016

GE earnings from continuing operations before income taxes (GAAP)	$1,701	$2,263	$4,162	$6,405
Less: GE Capital earnings (loss) from continuing operations	$24	$26	$(195)	$(1,466)
Adjusted earnings from continuing operations before income taxes (Non-GAAP)	$1,677	$2,237	$4,357	$7,871

GE (excluding GE Capital) provision for income taxes - continuing operations (GAAP)	$(64)	$241	$297	$1,034
GE effective tax rate, excluding GE Capital earnings (Non-GAAP)	(4)%	11%	7%	13%

We believe that the GE effective tax rate is best analyzed in relation to GE earnings before income taxes excluding the GE Capital net earnings from continuing operations, as GE tax expense does not include taxes on GE Capital earnings. Management believes that in addition to the Consolidated and GE Capital tax rates shown in Note 14 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2016, this supplemental measure provides investors with useful information as it presents the GE effective tax rate that can be used in comparing the GE results to other non-financial services businesses.

INDUSTRIAL OPERATING EARNINGS AND GE CAPITAL EARNINGS (LOSS) FROM CONTINUING OPERATIONS AND EPS
	Three months ended September 30			Nine months ended September 30
(Dollars in millions; except per-share amounts)	2017	2016	V%	2017	2016	V%

Consolidated earnings (loss) from continuing operations attributable to GE common shareowners (GAAP)	$1,905	$2,097	(9)%	$4,101	$5,645	(27)%
Non-operating pension cost	570	511		1,708	1,534
Tax effect on non-operating pension cost(a)	(199)	(179)		(597)	(537)
Adjustment: non-operating pension cost (net of tax)	371	332		1,111	997
Operating earnings (loss) (Non-GAAP)	2,276	2,429	(6)%	5,212	6,642	(22)%

Less: GE Capital earnings (loss) from continuing operations attributable to GE common shareowners	24	26		(195)	(1,466)
Industrial operating earnings (loss) (Non-GAAP)	$2,252	$2,404	(6)%	$5,407	$8,109	(33)%

Earnings (loss) per share (EPS) – diluted(b)
Consolidated EPS from continuing operations attributable to GE common shareowners (GAAP)	$0.22	$0.23	(4)%	$0.47	$0.61	(23)%
Adjustment: non-operating pension cost (net of tax)	0.04	0.04		0.13	0.11
Operating EPS (Non-GAAP)	0.26	0.27	(4)%	0.59	0.72	(18)%
Less: GE Capital EPS from continuing operations attributable to GE common shareowners (GAAP)	—	—	0%	(0.02)	(0.16)	88%
Industrial operating EPS (Non-GAAP)	$0.26	$0.27	(4)%	$0.61	$0.88	(31)%

(a)	The tax effect on non-operating pension cost was calculated using a 35% U.S. federal statutory tax rate, based on its applicability to such cost.

(b)	Earnings-per-share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.

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

56 2017 3Q FORM 10-Q

MD&A	SUPPLEMENTAL INFORMATION

INDUSTRIAL OPERATING + VERTICALS EARNINGS AND EPS
	Three months ended September 30			Nine months ended September 30
(Dollars in millions; except per-share amounts)	2017	2016	V%	2017	2016	V%

GE Capital earnings (loss) from continuing operations attributable to GE common shareowners (GAAP)	$24	$26	(8)%	$(195)	$(1,466)	87%
Less: GE Capital other continuing earnings (loss) (Other Capital)(a)	(275)	(441)		(1,573)	(2,881)
Verticals earnings(b)	299	466	(36)%	1,377	1,414	(3)%
Industrial operating earnings (Non-GAAP)	2,252	2,404	(6)%	5,407	8,109	(33)%
Industrial operating earnings + Verticals earnings (Non-GAAP)	$2,550	$2,870	(11)%	$6,784	$9,523	(29)%

Earnings (loss) per share (EPS) - diluted(c)
GE Capital EPS from continuing operations attributable to GE common shareowners	$—	$—	—%	$(0.02)	$(0.16)	88%
Less: GE Capital other continuing EPS (Other Capital)	(0.03)	(0.05)		(0.18)	(0.31)
Verticals EPS	$0.03	$0.05	(40)%	$0.16	$0.15	7%
Industrial operating EPS (Non-GAAP)	0.26	0.27	(4)%	0.61	0.88	(31)%
Industrial operating + Verticals EPS (Non-GAAP)	$0.29	$0.32	(9)%	$0.77	$1.03	(25)%

Consolidated EPS from continuing operations attributable to GE common shareowners (GAAP)	$0.22	$0.23	(4)%	$0.47	$0.61	(23)%
Less: non-operating pension cost (net of tax)	(0.04)	(0.04)		(0.13)	(0.11)
Less: Other Capital	(0.03)	(0.05)		(0.18)	(0.31)
Industrial operating + Verticals EPS (Non-GAAP)	$0.29	$0.32	(9)%	$0.77	$1.03	(25)%

(a)	Includes interest on non-Verticals borrowings, restructuring costs and allocations of GE and GE Capital headquarters costs in excess of those allocated to the Verticals.

(b)
Verticals include businesses expected to be retained (GECAS, Energy Financial Services, Industrial Finance, and run-off insurance activities), including allocated corporate after-tax costs of $25 million in both the three months ended September 30, 2017 and 2016, and $75 million in both the nine months ended September 30, 2017 and 2016.

(c)	Earnings-per-share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.

As described above, Verticals represents the GE Capital businesses that we expect to retain. We believe that presenting Industrial operating + Verticals earnings-per-share amounts provides management and investors with a useful measure to evaluate the performance of the businesses we expect to retain after the disposition of most of our financial services business.

2017 3Q FORM 10-Q 57

MD&A	SUPPLEMENTAL INFORMATION

INDUSTRIAL OPERATING PROFIT AND OPERATING PROFIT MARGIN (EXCLUDING CERTAIN ITEMS)
	Three months ended September 30		Nine months ended September 30
(In millions)	2017	2016	2017	2016

Revenues
GE total revenues and other income	$31,603	$27,172	$84,506	$82,382
Less: GE Capital earnings (loss) from continuing operations	24	26	(195)	(1,466)
GE revenues and other income excluding GE Capital earnings (loss) (Industrial revenues) (GAAP)	31,580	27,146	84,701	83,848

Less: gains on disposals	1,897	208	1,899	3,395
Adjusted Industrial revenues (Non-GAAP)	$29,682	$26,938	$82,801	$80,453

Costs
GE total costs and expenses	$29,903	$24,909	$80,344	$75,977
Less: GE interest and other financial charges	718	483	1,918	1,490
Industrial costs excluding interest and other financial charges (GAAP)	29,185	24,426	78,426	74,487

Less: non-operating pension cost	570	511	1,708	1,534
Less: restructuring and other charges	2,294	683	4,022	2,557
Less: noncontrolling interests	140	76	236	275
Adjusted Industrial costs (Non-GAAP)	$26,181	$23,156	$72,459	$70,121

Industrial profit (GAAP)	2,394	2,720	6,275	9,361
Industrial margins (GAAP)	7.6%	10.0%	7.4%	11.2%

Industrial operating profit (Non-GAAP)	$3,501	3,782	$10,342	$10,332
Industrial operating profit margins (Non-GAAP)	11.8%	14.0%	12.5%	12.8%

INDUSTRIAL OPERATING PROFIT EXCLUDING POWER AND OIL & GAS (NON-GAAP)
	Three months ended September 30
(In millions)	2017	2016	V%

Industrial operating profit (Non-GAAP from above)	3,501	3,782
Less: Power segment profit	611	1,259
Less: Oil & Gas segment profit, excluding restructuring and other charges	231	353
Industrial operating profit excluding Power and Oil & Gas (Non-GAAP)	2,659	2,169	23%

(a)	Oil & Gas segment profit of $(36) million, excluding restructuring and other charges of $267 million, was $231 million for the three months ended September 30, 2017.

We have presented our Industrial operating profit and operating profit margin excluding gains, non-operating pension cost, restructuring and other charges and noncontrolling interests. We believe that Industrial operating profit and operating profit margin adjusted for these items are meaningful measures because they increase the comparability of period-to-period results. In addition, we have presented our industrial operating profit measure excluding the segment profit of the Power business and the segment profit of the Oil & Gas business, excluding restructuring and other charges as we believe that the variability in the operating profit of our Power and Oil & Gas businesses may obscure underlying trends of our other industrial businesses.

58 2017 3Q FORM 10-Q

MD&A	SUPPLEMENTAL INFORMATION

INDUSTRIAL CASH FLOWS FROM OPERATING ACTIVITIES (INDUSTRIAL CFOA) AND INDUSTRIAL CFOA EXCLUDING DEAL TAXES AND GE PENSION PLAN FUNDING
	Nine months ended September 30
(In millions)	2017	2016	V%

Cash from GE's operating activities (continuing operations), as reported (GAAP)	$4,050	$18,342	(78)%
Adjustments: dividends from GE Capital	4,016	16,050
Industrial CFOA (Non-GAAP)	$34	$2,292	99%
Adjustments:
Deal taxes	112	1,076
GE Pension Plan funding	1,431	—
Industrial CFOA excluding deal taxes and GE Pension Plan funding (Non-GAAP)	$1,577	$3,368	U

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

2017 3Q FORM 10-Q 59

OTHER

CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2017, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

60 2017 3Q FORM 10-Q

OTHER FINANCIAL DATA

OTHER FINANCIAL DATA

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program(a)	Approximate dollar value of shares that may yet be purchased under our share repurchase program(a)
(Shares in thousands)

2017
July	696	$26.23	696
August	1,132	24.99	1,132
September	899	24.39	899
Total	2,727	$25.11	2,727	$21	billion

(a)
Shares were repurchased through the 2015 GE Share Repurchase Program (the Program). As of September 30, 2017, we were authorized to repurchase up to $50 billion of our common stock through 2018 and we had repurchased a total of approximately $29 billion under the Program. The Program is flexible and shares will be acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public.

2017 3Q FORM 10-Q 61

LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

WMC. There are 5 lawsuits in which our discontinued U.S. mortgage business, WMC, is a party. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. While the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase) and/or monetary damages. Beginning in the fourth quarter 2013, WMC entered into settlements that reduced its exposure on claims asserted in certain securitizations, and the claim amounts reported herein reflect the effect of these settlements.

At September 30, 2017, five WMC cases were pending in the United States District Court for the District of Connecticut. Four of these cases were initiated in 2012, and one was initiated in the third quarter 2013. Deutsche Bank National Trust Company (Deutsche Bank) is the adverse party in four cases, and TMI Trust Company (TMI), as successor to Law Debenture Trust Company of New York, is the adverse party in one case. The Deutsche Bank complaints assert claims on approximately $4,300 million of mortgage loans and seek to recover damages in excess of approximately $1,800 million. The TMI complaint asserts claims on approximately $800 million of mortgage loans, and alleges losses on these loans in excess of approximately $425 million. In September 2016, WMC and Deutsche Bank agreed to settle all claims arising out of the four securitizations at issue in the Connecticut lawsuits, subject to judicial approvals. In October 2016, Deutsche Bank filed petitions for instruction in California state court seeking judicial instructions that Deutsche Bank’s entry into the settlement agreements was a reasonable exercise of its discretion and approving the distribution of settlement proceeds pursuant to the terms of each trust’s governing documents. No bondholder in any of these securitizations has objected to the proposed settlements. On July 17, 2017, the court entered a judgment and order granting Deutsche Bank’s petitions. The period to file an appeal expired October 9, 2017, and the underlying lawsuits were dismissed by stipulation on October 13, 2017. On August 25, 2017, the presiding judge in the TMI case entered an order setting a trial date of January 16, 2018.

Four cases are pending against WMC in New York State Supreme Court, all of which were initiated by securitization trustees or securities administrators. These cases involve, in the aggregate, claims involving approximately $4,559 million of mortgage loans. One of these lawsuits was initiated by Deutsche Bank in the second quarter 2013 and names as defendants WMC and Barclays Bank PLC. It involves claims against WMC on approximately $1,000 million of mortgage loans and does not specify the amount of damages sought. In September 2016, WMC and Deutsche Bank agreed to settle all claims arising out of the two securitizations at issue in this lawsuit, subject to judicial approvals. In October 2016, Deutsche Bank filed petitions for instruction in California state court seeking judicial instructions that Deutsche Bank’s entry into the settlement agreements was a reasonable exercise of its discretion and approving the distribution of settlement proceeds pursuant to the terms of each trust’s governing documents. Bondholders in these two securitizations have filed objections to the proposed settlements and are seeking discovery in connection with their objections. The court has scheduled the next hearing on these objections for December 8, 2017. The second case, in which the plaintiff is The Bank of New York Mellon (BNY), was initiated in the fourth quarter 2012 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A. BNY asserts claims on approximately $1,300 million of mortgage loans, and seeks to recover damages in excess of $650 million. In the second quarter, WMC and J.P. Morgan reached an agreement with the securitization trustee to settle this case, subject to court approval, and the trustee filed an action in Minnesota state court seeking such approval on July 11, 2017. The court held an initial hearing in this matter on September 11, 2017, at which no bondholder objected to the settlement, and entered an order approving the settlement on October 4, 2017. With this settlement now final, we expect the underlying lawsuit will be dismissed in the fourth quarter. The third case was initiated by BNY in November 2013 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A. In this case, BNY asserts claims on approximately $1,300 million of mortgage loans, and seeks to recover damages in excess of $600 million. On September 18, 2015, the court granted defendants’ motion to dismiss this case on statute of limitations grounds, and the plaintiff filed a notice of appeal on October 21, 2015. On May 11, 2017, the intermediate appellate court affirmed the dismissal of WMC, and the plaintiff is seeking leave to appeal this decision to the New York Court of Appeals. The fourth case was filed in October 2014 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A. The plaintiff, BNY, asserts claims on approximately $959 million of mortgage loans and seeks to recover damages in excess of $475 million. On September 7, 2016, the court granted WMC’s motion to dismiss this case on statute of limitations grounds, and an appeal from this decision is pending in the intermediate appellate court. The latter two cases have been stayed pending the outcome of ongoing settlement negotiations.

62 2017 3Q FORM 10-Q

LEGAL PROCEEDINGS

At September 30, 2017, one case was pending against WMC in the United States District Court for the Southern District of New York. The case was initiated by the Federal Housing Finance Agency (FHFA) in the fourth quarter 2012. In the second quarter 2013, Deutsche Bank, in its role as securitization trustee, intervened as a plaintiff and filed a complaint relating to approximately $1,300 million of loans and alleging losses in excess of approximately $100 million. In December 2013, the District Court issued an order denying WMC’s motion to dismiss but, on its own motion, ordered re-briefing on several issues raised by WMC’s motion to dismiss in February 2015. On July 10, 2015, the District Court entered an order dismissing the lawsuit as time-barred under the applicable statute of limitations. Deutsche Bank filed a notice of appeal from this order of dismissal on August 13, 2015, and the United States Court of Appeals for the Second Circuit heard oral argument on June 10, 2016. In September 2016, WMC and Deutsche Bank agreed to settle all claims arising out of the securitization at issue in this lawsuit, subject to judicial approval. In October 2016, Deutsche Bank filed a petition for instruction in California state court seeking judicial instructions that Deutsche Bank’s entry into the settlement agreement was a reasonable exercise of its discretion and approving the distribution of settlement proceeds pursuant to the terms of the trust’s governing documents. No bondholder in this securitization has objected to the proposed settlement. On July 17, 2017, the court entered a judgment and order granting Deutsche Bank’s petition. The period to file an appeal expired October 9, 2017, and the underlying lawsuit was dismissed on October 16, 2017.

The amounts of the claims at issue in these cases (discussed above) reflect the purchase price or unpaid principal balances of the mortgage loans at issue at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. All of the mortgage loans involved in these lawsuits are included in WMC’s reported claims at September 30, 2017. See Note 18 to the consolidated financial statements for additional information.

On January 23, 2017, the ResCap Liquidating Trust, as successor to Residential Funding Company, LLC (RFC), filed a lawsuit seeking unspecified damages against WMC in the United States District Court for the District of Minnesota arising from alleged breaches in representations and warranties made by WMC in connection with the sale of approximately $840 million in loans to RFC over a period of time preceding RFC’s filing for bankruptcy protection in May 2012. On September 27, 2017, the parties entered into a settlement agreement, and the lawsuit was dismissed October 8, 2017.

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

GE Retirement Savings Plan class action.  On September 27, 2017, three individual plaintiffs filed a putative class action lawsuit in the U.S. District Court for the Southern District of California against GE, trustees of GE’s 401(k) plan (the GE RSP) and other individual defendants yet to be named.  Like a growing number of similar lawsuits that have been brought against other companies in recent years, the suit alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 (ERISA) in their oversight of the GE RSP, including by selecting underperforming proprietary mutual funds as investment options for plan participants.  The plaintiffs, purporting to act on behalf of GE RSP participants and beneficiaries from 2011 through June 30, 2016, seek damages of $700 million, but we believe we have defenses to the claims and will respond accordingly.

2017 3Q FORM 10-Q 63

[PAGE INTENTIONALLY LEFT BLANK]

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AND NOTES

2017 3Q FORM 10-Q 65

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)
	Three months ended September 30
	General Electric Company and consolidated affiliates
(In millions; per-share amounts in dollars)	2017	2016

Revenues and other income
Sales of goods	$19,386	$18,553
Sales of services	10,043	8,261
Other income	2,146	227
GE Capital earnings (loss) from continuing operations	—	—
GE Capital revenues from services	1,898	2,224
Total revenues and other income	33,472	29,266

Costs and expenses
Cost of goods sold	16,815	15,255
Cost of services sold	7,279	5,711
Selling, general and administrative expenses	4,855	4,343
Interest and other financial charges	1,232	961
Investment contracts, insurance losses and insurance annuity benefits	617	684
Other costs and expenses	1,208	238
Total costs and expenses	32,006	27,191

Earnings (loss) from continuing operations before income taxes	1,466	2,074
Benefit (provision) for income taxes	334	(18)
Earnings (loss) from continuing operations	1,800	2,056
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(106)	(105)
Net earnings (loss)	1,694	1,951
Less net earnings (loss) attributable to noncontrolling interests	(142)	(76)
Net earnings (loss) attributable to the Company	1,836	2,027
Preferred stock dividends	(36)	(33)
Net earnings (loss) attributable to GE common shareowners	$1,800	$1,994

Amounts attributable to GE common shareowners
Earnings (loss) from continuing operations	$1,800	$2,056
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(141)	(74)
Earnings (loss) from continuing operations attributable to the Company	1,941	2,131
Preferred stock dividends	(36)	(33)
Earnings (loss) from continuing operations attributable
to GE common shareowners	1,905	2,097
Earnings (loss) from discontinued operations, net of taxes	(106)	(105)
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	(1)	(2)
Net earnings (loss) attributable to GE common shareowners	$1,800	$1,994

Per-share amounts (Note 15)
Earnings (loss) from continuing operations
Diluted earnings (loss) per share	$0.22	$0.23
Basic earnings (loss) per share	$0.22	$0.24

Net earnings (loss)
Diluted earnings (loss) per share	$0.21	$0.22
Basic earnings (loss) per share	$0.21	$0.22

Dividends declared per common share	$0.24	$0.23
Amounts may not add due to rounding.
See accompanying notes.

66 2017 3Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS) (CONTINUED)
(UNAUDITED)

	Three months ended September 30
	GE(a)		Financial Services (GE Capital)
(In millions; per-share amounts in dollars)	2017	2016	2017	2016

Revenues and other income
Sales of goods	$19,358	$18,621	$39	$34
Sales of services	10,080	8,313	—	—
Other income	2,141	213	—	—
GE Capital earnings (loss) from continuing operations	24	26	—	—
GE Capital revenues from services	—	—	2,359	2,566
Total revenues and other income	31,603	27,172	2,397	2,600

Costs and expenses
Cost of goods sold	16,796	15,329	30	27
Cost of services sold	6,725	5,216	592	547
Selling, general and administrative expenses	4,717	3,880	285	631
Interest and other financial charges	718	483	790	617
Investment contracts, insurance losses and insurance annuity benefits	—	—	640	700
Other costs and expenses(b)	947	—	271	241
Total costs and expenses	29,903	24,909	2,608	2,763

Earnings (loss) from continuing operations before income taxes	1,701	2,263	(211)	(163)
Benefit (provision) for income taxes	64	(241)	270	223
Earnings (loss) from continuing operations	1,765	2,022	59	60
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(105)	(103)	(106)	(105)
Net earnings (loss)	1,660	1,918	(47)	(45)
Less net earnings (loss) attributable to noncontrolling interests	(140)	(76)	(2)	0
Net earnings (loss) attributable to the Company	1,800	1,994	(46)	(45)
Preferred stock dividends	—	—	(36)	(33)
Net earnings (loss) attributable to GE common shareowners	$1,800	$1,994	$(81)	$(78)

Amounts attributable to GE common shareowners:
Earnings (loss) from continuing operations	$1,765	$2,022	$59	$60
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(140)	(76)	(1)	1
Earnings (loss) from continuing operations attributable to the Company	1,905	2,097	60	59
Preferred stock dividends	—	—	(36)	(33)
Earnings (loss) from continuing operations attributable
to GE common shareowners	1,905	2,097	24	26
Earnings (loss) from discontinued operations, net of taxes	(105)	(103)	(106)	(105)
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	—	—	(1)	(2)
Net earnings (loss) attributable to GE common shareowners	$1,800	$1,994	$(81)	$(78)

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

(b)	GE amount represents a goodwill impairment charge recognized in the third quarter of 2017. See Note 8 for further information.

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

2017 3Q FORM 10-Q 67

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)
	Nine months ended September 30
	General Electric Company
	and consolidated affiliates
(In millions; per-share amounts in dollars)	2017	2016

Revenues and other income
Sales of goods	$54,562	$54,626
Sales of services	27,333	25,530
Other income	2,611	3,385
GE Capital earnings (loss) from continuing operations	—	—
GE Capital revenues from services	6,184	7,063
Total revenues and other income	90,691	90,604

Costs and expenses
Cost of goods sold	46,805	45,533
Cost of services sold	19,441	18,177
Selling, general and administrative expenses	13,649	13,833
Interest and other financial charges	3,545	4,023
Investment contracts, insurance losses and insurance annuity benefits	1,908	2,101
Other costs and expenses	1,531	801
Total costs and expenses	86,879	84,467

Earnings (loss) from continuing operations before income taxes	3,812	6,137
Benefit (provision) for income taxes	303	(302)
Earnings (loss) from continuing operations	4,115	5,835
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(490)	(954)
Net earnings (loss)	3,624	4,881
Less net earnings (loss) attributable to noncontrolling interests	(231)	(283)
Net earnings (loss) attributable to the Company	3,856	5,164
Preferred stock dividends	(252)	(474)
Net earnings (loss) attributable to GE common shareowners	$3,604	$4,689

Amounts attributable to GE common shareowners
Earnings (loss) from continuing operations	$4,115	$5,835
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(238)	(285)
Earnings (loss) from continuing operations attributable to the Company	4,352	6,120
Preferred stock dividends	(252)	(474)
Earnings (loss) from continuing operations attributable
to GE common shareowners	4,101	5,645
Earnings (loss) from discontinued operations, net of taxes	(490)	(954)
Less net earnings (loss) attributable to noncontrolling interests,
discontinued operations	6	2
Net earnings (loss) attributable to GE common shareowners	$3,604	$4,689

Per-share amounts (Note 15)
Earnings (loss) from continuing operations
Diluted earnings (loss) per share	$0.47	$0.61
Basic earnings (loss) per share	$0.47	$0.62

Net earnings (loss)
Diluted earnings (loss) per share	$0.41	$0.51
Basic earnings (loss) per share	$0.41	$0.51

Dividends declared per common share	$0.72	$0.69

Amounts may not add due to rounding.
See accompanying notes.

68 2017 3Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)

	Nine months ended September 30
	GE(a)		Financial Services (GE Capital)
(In millions; per-share amounts in dollars)	2017	2016	2017	2016

Revenues and other income
Sales of goods	$54,622	$54,745	$101	$88
Sales of services	27,501	25,745	—	—
Other income	2,578	3,359	—	—
GE Capital earnings (loss) from continuing operations	(195)	(1,466)	—	—
GE Capital revenues from services	—	—	7,424	8,168
Total revenues and other income	84,506	82,382	7,525	8,256

Costs and expenses
Cost of goods sold	46,888	45,669	79	71
Cost of services sold	17,934	16,725	1,673	1,667
Selling, general and administrative expenses	12,656	12,094	1,358	2,238
Interest and other financial charges	1,918	1,490	2,373	3,006
Investment contracts, insurance losses and insurance annuity benefits	—	—	1,958	2,186
Other costs and expenses(b)	947	—	629	822
Total costs and expenses	80,344	75,977	8,070	9,990

Earnings (loss) from continuing operations before income taxes	4,162	6,405	(545)	(1,734)
Benefit (provision) for income taxes	(297)	(1,034)	600	732
Earnings (loss) from continuing operations	3,865	5,370	55	(1,002)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(497)	(956)	(494)	(954)
Net earnings (loss)	3,368	4,414	(439)	(1,956)
Less net earnings (loss) attributable to noncontrolling interests	(236)	(275)	5	(8)
Net earnings (loss) attributable to the Company	3,604	4,689	(443)	(1,948)
Preferred stock dividends	—	—	(252)	(474)
Net earnings (loss) attributable to GE common shareowners	$3,604	$4,689	$(695)	$(2,422)

Amounts attributable to GE common shareowners:
Earnings (loss) from continuing operations	$3,865	$5,370	$55	$(1,002)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(236)	(275)	(2)	(10)
Earnings (loss) from continuing operations attributable to the Company	4,101	5,645	57	(992)
Preferred stock dividends	—	—	(252)	(474)
Earnings (loss) from continuing operations attributable
to GE common shareowners	4,101	5,645	(195)	(1,466)
Earnings (loss) from discontinued operations, net of taxes	(497)	(956)	(494)	(954)
Less net earnings (loss) attributable to noncontrolling interests,
discontinued operations	—	—	6	2
Net earnings (loss) attributable to GE common shareowners	$3,604	$4,689	$(695)	$(2,422)

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

(b)	GE amount represents a goodwill impairment charge recognized in the third quarter of 2017. See Note 8 for further information.

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

2017 3Q FORM 10-Q 69

FINANCIAL STATEMENTS

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended September 30		Nine months ended September 30
(In millions)	2017	2016	2017	2016

Net earnings (loss)	$1,694	$1,951	$3,624	$4,881
Less net earnings (loss) attributable to noncontrolling interests	(142)	(76)	(231)	(283)
Net earnings (loss) attributable to the Company	$1,836	$2,027	$3,856	$5,164

Other comprehensive income (loss)
Investment securities	$21	$97	$213	$715
Currency translation adjustments	513	(194)	1,854	(138)
Cash flow hedges	100	30	109	60
Benefit plans	423	548	2,032	1,481
Other comprehensive income (loss)	1,058	481	4,209	2,117
Less other comprehensive income (loss) attributable to noncontrolling interests	127	5	134	10
Other comprehensive income (loss) attributable to the Company	$931	$477	$4,075	$2,107

Comprehensive income (loss)	$2,752	$2,432	$7,833	$6,998
Less comprehensive income (loss) attributable to noncontrolling interests	(15)	(71)	(98)	(273)
Comprehensive income (loss) attributable to the Company	$2,766	$2,504	$7,931	$7,271

Amounts presented net of taxes.
Amounts may not add due to rounding.
See accompanying notes.

70 2017 3Q FORM 10-Q

FINANCIAL STATEMENTS

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY
(UNAUDITED)

	Nine months ended September 30
(In millions)	2017	2016

Shareowners' equity balance at January 1	$75,828	$98,274
Net earnings (loss) attributable to the Company	3,856	5,164
Dividends and other transactions with shareowners	(6,514)	(6,770)
Redemption value adjustment for redeemable noncontrolling interests	(177)	(178)
Other comprehensive income (loss) attributable to the Company	4,075	2,107
Net sales (purchases) of shares for treasury	(2,161)	(16,310)
Changes in other capital(a)	1,199	(404)
Ending balance at September 30	76,105	81,882
Noncontrolling interests	17,947	1,663
Total equity balance at September 30	$94,052	$83,544

(a) The Baker Hughes transaction resulted in an increase to additional paid in capital of $1,131 million. See Note 8 for further information.
Amounts may not add due to rounding.
See accompanying notes.

2017 3Q FORM 10-Q 71

FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL POSITION
	General Electric Company and consolidated affiliates
(In millions, except share amounts)	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and equivalents	$39,854	$48,129
Investment securities (Note 3)	38,696	44,313
Current receivables (Note 4)	25,026	24,076
Inventories (Note 5)	25,848	22,354
Financing receivables – net (Note 6)	12,228	12,242
Other GE Capital receivables	6,107	5,944
Property, plant and equipment – net (Note 7)	54,101	50,518
Receivable from GE Capital	—	—
Investment in GE Capital	—	—
Goodwill (Note 8)	87,068	70,438
Other intangible assets – net (Note 8)	21,435	16,436
Contract assets (Note 9)	29,809	25,162
All other assets	27,576	27,176
Deferred income taxes (Note 13)	1,129	1,833
Assets of businesses held for sale (Note 2)	2,369	1,745
Assets of discontinued operations (Note 2)	6,791	14,815
Total assets(a)	$378,038	$365,183

Liabilities and equity
Short-term borrowings (Note 10)	$28,127	$30,714
Accounts payable, principally trade accounts	14,907	14,435
Progress collections and price adjustments accrued	16,970	16,760
Dividends payable	2,093	2,107
Other GE current liabilities	17,420	17,564
Non-recourse borrowings of consolidated securitization entities (Note 10)	708	417
Long-term borrowings (Note 10)	107,557	105,080
Investment contracts, insurance liabilities and insurance annuity benefits (Note 11)	26,597	26,086
Non-current compensation and benefits	42,423	43,780
All other liabilities	22,191	22,912
Liabilities of businesses held for sale (Note 2)	561	656
Liabilities of discontinued operations (Note 2)	990	4,158
Total liabilities(a)	280,544	284,668

Redeemable noncontrolling interests (Note 14)	3,441	3,025

Preferred stock (5,944,250 shares outstanding at both September 30, 2017 and December 31, 2016)	6	6
Common stock (8,672,085,000 and 8,742,614,000 shares outstanding at September 30, 2017 and December 31, 2016, respectively)	702	702
Accumulated other comprehensive income (loss) – net attributable to GE(b)
Investment securities	887	674
Currency translation adjustments	(5,092)	(6,816)
Cash flow hedges	119	12
Benefit plans	(10,436)	(12,469)
Other capital	38,423	37,224
Retained earnings	136,696	139,532
Less common stock held in treasury	(85,199)	(83,038)
Total GE shareowners’ equity	76,105	75,828
Noncontrolling interests(c) (Note 14)	17,947	1,663
Total equity (Note 14)	94,052	77,491
Total liabilities, redeemable noncontrolling interests and equity	$378,038	$365,183

(a)
Our consolidated assets at September 30, 2017 included total assets of $6,018 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets included current receivables and net financing receivables of $1,486 million and investment securities of $965 million within continuing operations and assets of discontinued operations of $285 million. Our consolidated liabilities at September 30, 2017 included liabilities of certain VIEs for which the VIE creditors do not have recourse to GE. These liabilities included non-recourse borrowings of consolidated securitization entities (CSEs) of $(708) million within continuing operations. See Note 17.

(b)	The sum of accumulated other comprehensive income (loss) (AOCI) attributable to the Company was $(14,523) million and $(18,598) million at September 30, 2017 and December 31, 2016, respectively.

(c)	Included AOCI attributable to noncontrolling interests of $(144) million and $(278) million at September 30, 2017 and December 31, 2016, respectively.
Amounts may not add due to rounding.
See accompanying notes.

72 2017 3Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL POSITION (CONTINUED)
	GE(a)		Financial Services (GE Capital)
(In millions, except share amounts)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(Unaudited)		(Unaudited)
Assets
Cash and equivalents	$12,836	$10,525	$27,019	$37,604
Investment securities (Note 3)	384	137	38,415	44,180
Current receivables (Note 4)	14,725	12,715	—	—
Inventories (Note 5)	25,767	22,263	81	91
Financing receivables - net (Note 6)	—	—	24,900	26,041
Other GE Capital receivables	—	—	15,654	15,576
Property, plant and equipment – net (Note 7)	23,740	19,103	31,260	32,225
Receivable from GE Capital(b)	42,593	58,780	—	—
Investment in GE Capital	20,856	24,677	—	—
Goodwill (Note 8)	84,698	68,070	2,370	2,368
Other intangible assets – net (Note 8)	21,170	16,131	266	305
Contract assets (Note 9)	29,809	25,162	—	—
All other assets	14,083	12,007	13,227	14,608
Deferred income taxes (Note 13)	6,179	6,666	(5,055)	(4,833)
Assets of businesses held for sale (Note 2)	2,220	1,629	—	—
Assets of discontinued operations (Note 2)	—	9	6,791	14,806
Total assets	$299,061	$277,874	$154,928	$182,970

Liabilities and equity
Short-term borrowings (Note 10)(b)	$18,748	$20,482	$21,179	$23,443
Accounts payable, principally trade accounts	20,574	20,876	1,883	1,605
Progress collections and price adjustments accrued	17,139	16,838	—	—
Dividends payable	2,093	2,107	—	—
Other GE current liabilities	17,420	17,564	—	—
Non-recourse borrowings of consolidated securitization entities (Note 10)	—	—	708	417
Long-term borrowings (Note 10)(b)	65,097	58,810	75,651	93,443
Investment contracts, insurance liabilities and insurance annuity benefits (Note 11)	—	—	27,105	26,546
Non-current compensation and benefits	41,447	42,770	967	1,001
All other liabilities	18,688	17,506	5,388	7,430
Liabilities of businesses held for sale (Note 2)	561	656	—	—
Liabilities of discontinued operations (Note 2)	24	35	966	4,123
Total liabilities	201,791	197,644	133,847	158,008

Redeemable noncontrolling interests (Note 14)	3,441	3,025	—	—

Preferred stock (5,944,250 shares outstanding at both September 30, 2017 and December 31, 2016)	6	6	6	6
Common stock (8,672,085,000 and 8,742,614,000 shares outstanding at September 30, 2017 and December 31, 2016, respectively)	702	702	—	—
Accumulated other comprehensive income (loss) - net attributable to GE
Investment securities	887	674	895	656
Currency translation adjustments	(5,092)	(6,816)	(169)	(740)
Cash flow hedges	119	12	43	43
Benefit plans	(10,436)	(12,469)	(555)	(622)
Other capital	38,423	37,224	12,773	12,669
Retained earnings	136,696	139,532	7,863	12,664
Less common stock held in treasury	(85,199)	(83,038)	—	—
Total GE shareowners’ equity	76,105	75,828	20,856	24,677
Noncontrolling interests (Note 14)	17,723	1,378	224	285
Total equity (Note 14)	93,829	77,205	21,080	24,962
Total liabilities, redeemable noncontrolling interests and equity	$299,061	$277,874	$154,928	$182,970

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

(b)	In 2015, senior unsecured notes and commercial paper were assumed by GE upon its merger with GE Capital, resulting in an intercompany receivable and payable between GE and GE Capital. See Note 10.
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

2017 3Q FORM 10-Q 73

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS
(UNAUDITED)
	Nine months ended September 30
	General Electric Company and consolidated affiliates
(In millions)	2017	2016

Cash flows – operating activities
Net earnings (loss)	$3,624	$4,881
Less net earnings (loss) attributable to noncontrolling interests	(231)	(283)
Net earnings (loss) attributable to the Company	3,856	5,164
(Earnings) loss from discontinued operations	490	954
Adjustments to reconcile net earnings (loss) attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	3,715	3,641
(Earnings) loss from continuing operations retained by GE Capital	—	—
Deferred income taxes	(669)	1,244
Decrease (increase) in GE current receivables	1,737	763
Decrease (increase) in inventories	(1,454)	(2,594)
Increase (decrease) in accounts payable	(518)	(49)
Increase (decrease) in GE progress collections	(269)	78
All other operating activities(a)	(2,881)	(5,356)
Cash from (used for) operating activities – continuing operations	4,008	3,846
Cash from (used for) operating activities – discontinued operations	(490)	(5,719)
Cash from (used for) operating activities	3,518	(1,873)

Cash flows – investing activities
Additions to property, plant and equipment	(5,071)	(5,109)
Dispositions of property, plant and equipment	3,768	3,403
Net decrease (increase) in GE Capital financing receivables	1,184	293
Proceeds from sale of discontinued operations	1,018	53,250
Proceeds from principal business dispositions	3,030	5,273
Net cash from (payments for) principal businesses purchased	(6,053)	(930)
All other investing activities(a)	6,815	(2,621)
Cash from (used for) investing activities – continuing operations	4,692	53,559
Cash from (used for) investing activities – discontinued operations	(2,349)	(12,056)
Cash from (used for) investing activities	2,343	41,503

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	531	(1,021)
Newly issued debt (maturities longer than 90 days)	9,337	1,178
Repayments and other debt reductions (maturities longer than 90 days)	(18,418)	(50,500)
Net dispositions (purchases) of GE shares for treasury	(2,620)	(17,969)
Dividends paid to shareowners	(6,417)	(6,611)
All other financing activities	(640)	(266)
Cash from (used for) financing activities – continuing operations	(18,228)	(75,188)
Cash from (used for) financing activities – discontinued operations	1,905	295
Cash from (used for) financing activities	(16,323)	(74,893)
Effect of currency exchange rate changes on cash and equivalents	1,253	(169)
Increase (decrease) in cash and equivalents	(9,208)	(35,432)
Cash and equivalents at beginning of year	49,558	90,878
Cash and equivalents at September 30	40,350	55,445
Less cash and equivalents of discontinued operations at September 30	496	2,915
Cash and equivalents of continuing operations at September 30	$39,854	$52,530

(a)
Included a $512 million correction of investing cash flows used for the settlement of derivative instruments classified as operating during the the six months ended June 30, 2017. Therefore, operating cash flows were understated and investing cash flows were overstated during the the six months ended June 30, 2017.

Amounts may not add due to rounding.
See accompanying notes.

74 2017 3Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)
	Nine months ended September 30
	GE(a)		Financial Services (GE Capital)
(In millions)	2017	2016	2017	2016

Cash flows – operating activities
Net earnings (loss)	$3,368	$4,414	$(439)	$(1,956)
Less net earnings (loss) attributable to noncontrolling interests	(236)	(275)	5	(8)
Net earnings (loss) attributable to the Company	3,604	4,689	(443)	(1,948)
(Earnings) loss from discontinued operations	497	956	494	954
Adjustments to reconcile net earnings (loss) attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	1,977	1,857	1,736	1,771
(Earnings) loss from continuing operations retained by GE Capital(b)	4,211	17,518	—	—
Deferred income taxes	(401)	81	(267)	1,164
Decrease (increase) in GE current receivables	701	455	—	—
Decrease (increase) in inventories	(1,437)	(2,543)	—	(15)
Increase (decrease) in accounts payable	(980)	(38)	(97)	12
Increase (decrease) in GE progress collections	(179)	179	—	—
All other operating activities(c)	(3,942)	(4,812)	632	(35)
Cash from (used for) operating activities – continuing operations	4,050	18,342	2,053	1,903
Cash from (used for) operating activities – discontinued operations	—	—	(490)	(5,719)
Cash from (used for) operating activities	4,050	18,342	1,563	(3,815)

Cash flows – investing activities
Additions to property, plant and equipment	(3,051)	(2,804)	(2,422)	(2,719)
Dispositions of property, plant and equipment	825	727	3,186	2,974
Net decrease (increase) in GE Capital financing receivables	—	—	3,242	128
Proceeds from sale of discontinued operations	—	—	1,018	53,250
Proceeds from principal business dispositions	2,908	5,273	—	—
Net cash from (payments for) principal businesses purchased	(6,053)	(930)	—	—
All other investing activities(c)	(2,375)	(1,915)	3,472	(6,435)
Cash from (used for) investing activities – continuing operations	(7,745)	350	8,497	47,198
Cash from (used for) investing activities – discontinued operations	—	—	(2,349)	(12,056)
Cash from (used for) investing activities	(7,744)	351	6,147	35,142

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	170	1,732	243	(1,945)
Newly issued debt (maturities longer than 90 days)	16,214	5,180	420	987
Repayments and other debt reductions (maturities longer than 90 days)	(1,532)	(755)	(18,215)	(49,745)
Net dispositions (purchases) of GE shares for treasury	(2,620)	(17,969)	—	—
Dividends paid to shareowners	(6,269)	(6,427)	(4,164)	(16,234)
All other financing activities	(461)	(143)	(168)	(259)
Cash from (used for) financing activities – continuing operations	5,501	(18,382)	(21,884)	(67,196)
Cash from (used for) financing activities – discontinued operations	—	—	1,905	295
Cash from (used for) financing activities	5,501	(18,382)	(19,979)	(66,900)
Effect of currency exchange rate changes on cash and equivalents	504	(91)	749	(78)
Increase (decrease) in cash and equivalents	2,311	219	(11,519)	(35,652)
Cash and equivalents at beginning of year	10,525	10,372	39,033	80,506
Cash and equivalents at September 30	12,836	10,591	27,514	44,854
Less cash and equivalents of discontinued operations at September 30	—	—	496	2,915
Cash and equivalents of continuing operations at September 30	$12,836	$10,591	$27,019	$41,939

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis.

(b)	Represents GE Capital earnings/loss from continuing operations attributable to the Company, net of GE Capital dividends paid to GE.

(c)
GE included a $512 million correction of investing cash flows used for the settlement of derivative instruments classified as operating during the the six months ended June 30, 2017. Therefore, operating cash flows were understated and investing cash flows were overstated during the the six months ended June 30, 2017.

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

2017 3Q FORM 10-Q 75

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

76 2017 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

On September 25, 2017, we signed an agreement to sell our Industrial Solutions business within our Power segment with assets of $2,220 million and liabilities of $561 million, to ABB for approximately $2,600 million. The transaction is targeted to close in mid-2018.

On March 8, 2017, we signed an agreement to sell our Water business within our Power segment to Suez Environnement S.A. (Suez). On September 30, 2017, we completed the sale for consideration of $3,041 million, net of obligations assumed and cash transferred, (including $122 million from sale of receivables originated in our Water business and sold from GE Capital to Suez) and recognized an after-tax gain of $1,872 million in the third quarter of 2017 in the caption “Other income” in our consolidated Statement of Earnings.

FINANCIAL INFORMATION FOR ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE
(In millions)	September 30, 2017	December 31, 2016

Assets
Current receivables(a)	$339	$366
Inventories	361	211
Property, plant, and equipment – net	390	632
Goodwill	1,050	212
Other intangible assets – net	130	123
Contract assets	52	125
Other	46	76
Assets of businesses held for sale	$2,369	$1,745

Liabilities
Accounts payable	$219	$190
Progress collections and price adjustments accrued	21	141
Other current liabilities	131	133
Non-current compensation and benefits	152	82
Other	38	110
Liabilities of businesses held for sale	$561	$656

(a)
Included transactions in our industrial businesses that were made on an arms-length basis with GE Capital, including GE current receivables sold to GE Capital of $148 million and $117 million at September 30, 2017 and December 31, 2016, respectively. These intercompany balances included within our held for sale businesses are reported in the GE and GE Capital columns of our financial statements, but are eliminated in deriving our consolidated financial statements.

DISCONTINUED OPERATIONS

Discontinued operations primarily relate to our financial services businesses as a result of the GE Capital Exit Plan, and also includes the remaining assets of our U.S. mortgage business (WMC). All of these operations were previously reported in the Capital segment. Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.

We have entered into Transitional Service Agreements (TSA) with and provided certain indemnifications to buyers of GE Capital’s assets. Under the TSAs, GE Capital provides various services for terms generally between 12 and 24 months and receives a level of cost reimbursement from the buyers. See Note 18 for further information about indemnifications.

2017 3Q FORM 10-Q 77

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS
	Three months ended September 30		Nine months ended September 30
(In millions)	2017	2016	2017	2016

Operations
Total revenues and other income (loss)	$35	$633	$123	$2,494

Earnings (loss) from discontinued operations before income taxes	$(191)	$6	$(603)	$(154)
Benefit (provision) for income taxes(a)	71	278	198	460
Earnings (loss) from discontinued operations, net of taxes	$(120)	$284	$(404)	$306

Disposal
Gain (loss) on disposal before income taxes	$22	$(50)	$3	$(591)
Benefit (provision) for income taxes(a)	(8)	(339)	(89)	(670)
Gain (loss) on disposal, net of taxes	$14	$(389)	$(86)	$(1,261)

Earnings (loss) from discontinued operations, net of taxes(b)(c)	$(106)	$(105)	$(490)	$(954)

(a)
GE Capital's total tax benefit (provision) for discontinued operations and disposals included current tax benefit (provision) of $(63) million and $726 million for the three months ended September 30, 2017 and 2016, respectively, and $(386) million and $(154) million for the nine months ended September 30, 2017 and 2016, respectively, including current U.S. Federal tax benefit (provision) of $1 million and $678 million for the three months ended September 30, 2017 and 2016, respectively, and $(518) million and $207 million for the nine months ended September 30, 2017 and 2016, respectively. The deferred tax benefit (provision) was $126 million and $(787) million for the three months ended September 30, 2017 and 2016, respectively, and $495 million and $(56) million for the nine months ended September 30, 2017 and 2016, respectively.

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

(c)
Earnings (loss) from discontinued operations attributable to the Company, before income taxes, was $(168) million and $(43) million for the three months ended September 30, 2017 and 2016, respectively, and $(606) million and $(746) million for the nine months ended September 30, 2017 and 2016, respectively.

(In millions)	September 30, 2017	December 31, 2016

Assets
Cash and equivalents	$496	$1,429
Investment securities	1,131	2,626
Deferred income taxes	969	487
Financing receivables held for sale	3,631	8,547
Other assets	564	1,727
Assets of discontinued operations	$6,791	$14,815

Liabilities
Accounts payable	51	164
Borrowings	—	2,076
Other liabilities	939	1,918
Liabilities of discontinued operations	$990	$4,158

78 2017 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale and comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations. We do not have any securities classified as held-to-maturity.

	September 30, 2017				December 31, 2016
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value (a)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value (a)

Debt
U.S. corporate	$20,255	$3,594	$(45)	$23,804	$20,049	$3,081	$(85)	$23,046
Non-U.S. corporate	5,615	84	(13)	5,686	11,917	98	(27)	11,987
State and municipal	3,827	506	(49)	4,284	3,916	412	(92)	4,236
Mortgage and asset-backed	2,808	97	(19)	2,886	2,787	111	(37)	2,861
Government and agencies	1,769	74	(10)	1,833	1,842	160	(26)	1,976
Equity (b)	191	13	—	204	154	55	(1)	208
Total	$34,464	$4,368	$(136)	$38,696	$40,665	$3,917	$(269)	$44,313

(a)	Included $384 million and $137 million of investment securities held by GE at September 30, 2017 and December 31, 2016, respectively, of which $149 million and $86 million are equity securities.

(b)
Estimated fair values included $107 million and $17 million of trading securities at September 30, 2017 and December 31, 2016, respectively.  Net unrealized gains (losses) recorded to earnings related to these securities were $12 million and $1 million for the three months ended and $41 million and $(2) million for the nine months ended September 30, 2017 and 2016, respectively.

Investments with a fair value of $4,452 million and $4,406 million were classified within Level 3 (significant inputs to the valuation model are unobservable) at September 30, 2017 and December 31, 2016, respectively. The remaining investments are substantially all classified within Level 2 (determined based on significant observable inputs). During the nine months ended September 30, 2017 and 2016, there were no significant transfers into or out of Level 3.

ESTIMATED FAIR VALUE AND GROSS UNREALIZED LOSSES OF AVAILABLE-FOR-SALE INVESTMENT SECURITIES
	In loss position for
	Less than 12 months		12 months or more
(In millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

September 30, 2017
Debt
U.S. corporate	$681	$(17)	$530	$(28)
Non-U.S. corporate	581	(4)	3,591	(9)
State and municipal	125	(2)	270	(47)
Mortgage and asset-backed	821	(9)	227	(9)
Government and agencies	593	(9)	257	(1)
Equity	3	—	—	—
Total	$2,805	$(41)	$4,874	$(95)

December 31, 2016
Debt
U.S. corporate	$1,692	$(55)	$359	$(30)
Non-U.S. corporate	5,352	(26)	14	(1)
State and municipal	674	(27)	158	(64)
Mortgage and asset-backed	822	(21)	132	(16)
Government and agencies	549	(26)	—	—
Equity	9	(1)	—	—
Total	$9,098	$(157)	$663	$(111)
Unrealized losses are not indicative of the amount of credit loss that would be recognized and at September 30, 2017 are primarily due to increases in market yields subsequent to our purchase of the securities. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell the vast majority of these securities before anticipated recovery of our amortized cost. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during 2017 have not changed.

Total pre-tax, other-than-temporary impairments on investment securities recognized in earnings were an insignificant amount and $28 million for the nine months ended September 30, 2017 and 2016, respectively.

2017 3Q FORM 10-Q 79

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTRACTUAL MATURITIES OF INVESTMENT IN AVAILABLE-FOR-SALE DEBT SECURITIES
(EXCLUDING MORTGAGE AND ASSET-BACKED SECURITIES)

(In millions)	Amortized cost	Estimated fair value

Due
Within one year	$5,342	$5,344
After one year through five years	3,577	3,796
After five years through ten years	5,639	6,171
After ten years	16,994	20,395

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Although we generally do not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements and the funding of claims and obligations to policyholders. Gross realized gains on available-for-sale investment securities were $54 million and $7 million, and gross realized losses were $(5) million and $(12) million in the three months ended September 30, 2017 and 2016, respectively. Gross realized gains on available-for-sale investment securities were $197 million and $49 million, and gross realized losses were $(9) million and $(52) million in the nine months ended September 30, 2017 and 2016, respectively.

Proceeds from investment securities sales and early redemptions by issuers totaled $659 million and $416 million in the three months ended September 30, 2017 and 2016, respectively primarily from sales of U.S. Corporate and Mortgage and asset-backed securities and $2,433 million and $1,283 million in the nine months ended September 30, 2017 and 2016, respectively primarily from sales of U.S. corporate securities and Government and agencies.

NOTE 4. CURRENT RECEIVABLES

	Consolidated(a)(b)		GE(c)
(In millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016

Current receivables	$26,045	$24,935	$15,733	$13,562
Allowance for losses	(1,019)	(858)	(1,008)	(847)
Total	$25,026	$24,076	$14,725	$12,715

(a)
Included GE industrial customer receivables sold to a GE Capital affiliate and recorded on GE Capital’s balance sheet of $11,224 million and $12,304 million at September 30, 2017 and December 31, 2016, respectively. The consolidated total included a deferred purchase price receivable of $436 million and $483 million at September 30, 2017 and December 31, 2016, respectively, related to our Receivables Facility.

(b)
In order to manage the credit exposure, the Company sells additional current receivables to third parties outside the Receivables Facility, substantially all of which are serviced by the Company. The outstanding balance of these current receivables was $2,460 million and $3,821 million at September 30, 2017 and December 31, 2016, respectively. Of these balances, $1,284 million and $2,504 million was sold by GE to GE Capital prior to the sale to third parties at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, our maximum exposure to loss under the limited recourse arrangements is $34 million and $215 million, respectively.

(c)
GE current receivables balances at September 30, 2017 and December 31, 2016, before allowance for losses, included $9,912 million and $8,927 million, respectively, from sales of goods and services to customers. The remainder of the balances primarily relates to supplier advances, revenue sharing programs and other non-income based tax receivables.

RECEIVABLES FACILITY

The Company has a $3,200 million revolving Receivables Facility under which receivables are sold directly to third-party purchasers. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the debtors. Where the purchasing entity is a bank multi-seller commercial paper conduit, assets transferred by other parties to that entity form a majority of the entity’s assets. Upon sale of the receivables, we receive proceeds of cash and a deferred purchase price (DPP). The DPP is an interest in specified assets of the purchasers (the receivables sold by GE Capital) that entitles GE Capital to the residual cash flows of those specified assets.

During the nine months ended September 30, 2017, GE Industrial sold current receivables of $15,057 million to GE Capital, which GE Capital sold immediately to third parties under the Receivables Facility. GE Capital continues to service the current receivables for the purchasers. The Company received total cash collections of $14,729 million on previously sold current receivables owed to the purchasing entities. The purchasing entities reinvested $12,681 million of those collections to purchase newly originated current receivables from the Company and paid $461 million to reduce their DPP obligation to the Company.

80 2017 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2017, GE Industrial recognized a loss of $100 million resulting from a discount on the sale of these receivables to GE Capital. GE Capital recovered the majority of this loss on the sale of the receivables to third party purchasers.

At September 30, 2017, GE Capital, under the Receivables Facility, serviced $2,903 million of transferred receivables that remain outstanding.

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

NOTE 5. INVENTORIES

(In millions)	September 30, 2017	December 31, 2016

Raw materials and work in process	$13,939	$12,636
Finished goods	10,856	8,798
Unbilled shipments	531	536
	25,327	21,971
Revaluation to LIFO	521	383
Total inventories	$25,848	$22,354

NOTE 6. GE CAPITAL FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

FINANCING RECEIVABLES, NET
(In millions)	September 30, 2017	December 31, 2016

Loans, net of deferred income	$20,039	$21,101
Investment in financing leases, net of deferred income	4,923	4,998
	24,962	26,099
Allowance for losses	(62)	(58)
Financing receivables – net	$24,900	$26,041

We manage our financing receivables portfolio using delinquency and nonaccrual data as key performance indicators. At September 30, 2017, $718 million (2.9%), $165 million (0.7%) and $317 million (1.3%) of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively. Of the $317 million of nonaccrual financing receivables at September 30, 2017, the vast majority are secured by collateral and $271 million are currently paying in accordance with the contractual terms. At December 31, 2016, $811 million (3.1%), $407 million (1.6%) and $322 million (1.2%) of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively.

The recorded investment in impaired loans at September 30, 2017 and December 31, 2016 was $352 million and $262 million, respectively. The method used to measure impairment for these loans is primarily based on collateral value. At September 30, 2017, troubled debt restructurings included in impaired loans were $137 million.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

(In millions)	September 30, 2017	December 31, 2016

Original cost	$91,421	$85,875
Less accumulated depreciation and amortization	(37,321)	(35,356)
Property, plant and equipment – net	$54,101	$50,518

Consolidated depreciation and amortization on property, plant and equipment was $1,397 million and $1,136 million in the three months ended September 30, 2017 and 2016, respectively and $3,715 million and $3,641 million in the nine months ended September 30, 2017 and 2016, respectively.

2017 3Q FORM 10-Q 81

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

ACQUISITIONS

On October 11, 2016, we announced a plan to acquire LM Wind Power, the Danish maker of rotor blades for approximately $1,700 million. The transaction closed on April 20, 2017. The preliminary purchase price allocation resulted in goodwill of approximately $1,300 million and amortizable intangible assets of approximately $200 million. The allocation of the purchase price will be finalized upon completion of post-closing procedures.

In the first quarter of 2017, we acquired the remaining 96% of ServiceMax, a leader in cloud-based field service management solutions, for $867 million, net of cash acquired of $91 million. Upon gaining control, we fair valued the business including our previously held 4% equity interest. The preliminary purchase price allocation resulted in goodwill of approximately $670 million and amortizable intangible assets of approximately $280 million. The allocation of the purchase price will be finalized upon completion of post-closing procedures.

On September 14, 2016, we acquired the remaining 74% of the software developer Meridium Inc. for cash proceeds of $369 million. Upon gaining control, we fair valued the business including our previously held 26% equity interest. The purchase price allocation resulted in goodwill of approximately $360 million and amortizable intangible assets of approximately $150 million.

On May 10, 2016, we announced the pending acquisition of the heat recovery steam generator (HRSG) business from Doosan Engineering & Construction for $250 million. On August 16, 2016, we closed on 80% of the HRSG business for approximately $220 million. On May 23, 2017, we closed an additional 15% of the remaining HRSG business for approximately $35 million. The business is included in our Power Segment. The agreement to purchase the remaining 5% of the HRSG business was terminated on October 13, 2017. The purchase price allocation resulted in goodwill of approximately $160 million and amortizable intangible assets of approximately $36 million.

BAKER HUGHES

On July 3, 2017, GE completed the previously announced combination of GE’s Oil & Gas business (GE Oil & Gas) with Baker Hughes Incorporated (Baker Hughes). As part of the transaction, GE contributed GE Oil & Gas and $7,498 million in cash in exchange for an ownership interest of approximately 62.5% in the new combined company. The operating assets of the new combined company are held through a partnership named Baker Hughes, a GE company, LLC (BHGE LLC). GE holds an economic interest of approximately 62.5% in this partnership, and Baker Hughes’ former shareholders hold an ownership interest of approximately 37.5% through a newly NYSE listed corporation, Baker Hughes, a GE company (BHGE), which controls the partnership. In turn, GE holds a controlling, voting interest of approximately 62.5% in BHGE through Class B Common Stock, which grants voting rights but no economic rights. Baker Hughes’ former shareholders received one share of BHGE Class A Common Stock and a special one-time cash dividend of $17.50 per share at closing. Total consideration was $24,798 million, including the $7,498 million cash contribution.

The Baker Hughes acquisition has been accounted for as a business combination, using the acquisition method. The net assets of Baker Hughes’ contributed businesses were recorded at their estimated fair value, and GE Oil & Gas continues at its historical or carryover basis. We recorded noncontrolling interest of $16,470 million for the approximate 37.5% ownership interest in the combined company held by BHGE’s Class A shareholders. The noncontrolling interest is recorded at fair value for the portion attributable to Baker Hughes and at our historical cost for the portion attributable to GE Oil & Gas. The fair value of the noncontrolling interest associated with the acquired net assets was determined by the publicly traded share price of Baker Hughes at the close of the transaction. The impact of recognizing the noncontrolling interest in GE Oil & Gas resulted in an increase to additional paid in capital of $1,131 million.

The tables below present the preliminary fair value of the consideration exchanged and the preliminary allocation of purchase price to the major classes of assets and liabilities of the acquired Baker Hughes business and the associated fair value of preexisting noncontrolling interest related to the acquired net assets of Baker Hughes. The estimated values are not yet final and are subject to change, and the changes could be significant. We will finalize the amounts recognized as soon as possible as we obtain the information necessary to complete the analysis, but no later than one year from the acquisition date.

PRELIMINARY PURCHASE PRICE
(In millions)	July 3, 2017

Cash consideration	$7,498
Fair value of the Class A Shares in BHGE issued to Baker Hughes shareholders	17,300
Total consideration for Baker Hughes	$24,798

82 2017 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRELIMINARY IDENTIFIABLE ASSETS ACQUIRED AND LIABILITIES ASSUMED
(In millions)	July 3, 2017

Cash and cash equivalents	$4,133
Accounts receivable	2,378
Inventories	1,975
Property, plant, and equipment - net	4,048
Other intangible assets - net (a)	4,400
All other assets	1,314
Accounts payable	(1,115)
Borrowings	(3,373)
Deferred taxes (b)	(825)
All other liabilities	(2,267)
Total identifiable net assets	10,668
Fair value of existing noncontrolling interest	(77)
Goodwill (c)	14,207
Total allocated purchase price	$24,798

(a)	The estimated fair value of intangible assets and related useful lives in the preliminary purchase price allocation include:

(In millions)	Estimated fair value	Estimated useful life (in years)
Trademarks - Baker Hughes	$2,000	Indefinite life
Customer-related	1,300	15
Patents and technology	900	10
Trademarks - Other	200	10
Total	$4,400

(b)	Includes an increase of approximately $974 million primarily related to fair value adjustments to identifiable assets and liabilities (excluding goodwill).

(c)
The above goodwill represents future economic benefits expected to be recognized from combining the operations of GE Oil & Gas and Baker Hughes, including expected future synergies and operating efficiencies. Goodwill resulting from the acquisition has been allocated to our Oil & Gas reporting units, of which $67 million is deductible for tax purposes.

INCOME TAXES

BHGE LLC, will be treated as a disregarded entity for U.S. federal income tax purposes and, accordingly, will not incur any material current or deferred U.S. federal income taxes. BHGE LLC’s foreign subsidiaries, however, are expected to incur current and deferred foreign income taxes.

At closing, GE and BHGE, entered into a Tax Matters Agreement. The Tax Matters Agreement governs the administration and allocation between the parties of tax liabilities and benefits arising prior to, as a result of, and subsequent to the transaction. GE will be responsible for certain taxes related to the formation of the transaction undertaken by GE and Baker Hughes and their respective subsidiaries. We have assumed approximately $35 million of tax obligations of Baker Hughes related to the formation of the transaction.

The Tax Matters Agreement will also provide for the sharing of certain tax benefits arising from the transaction. GE will be entitled to 100% of these tax benefits to the extent that GE has borne certain taxes related to the formation of the transaction. Thereafter, these tax benefits will be shared by GE and BHGE in accordance with their ownership of the partnership, which will initially be approximately 62.5% and approximately 37.5%, respectively.

ACQUISITION COSTS

During the three and nine months ended September 30, 2017, acquisition costs of $159 million and $310 million, respectively, were expensed as incurred and were reported as selling, general and administrative expenses.

UNAUDITED ACTUAL AND PRO FORMA INFORMATION

Our consolidated "Revenues and other income", and "Earnings (loss) from continuing operations" from July 3, 2017 through September 30, 2017 includes $2,541 million and $(441) million, respectively, related to the Baker Hughes contributed business.

The following unaudited pro forma information has been presented as if the Baker Hughes transaction occurred on January 1, 2016. This information has been prepared by combining the historical results of the Company and historical results of Baker Hughes. The unaudited pro forma combined financial data for all periods presented were adjusted to give effect to proforma events that 1) are directly attributable to the aforementioned transaction, 2) factually supportable, and 3) expected to have a continuing impact on the consolidated results of operations.

2017 3Q FORM 10-Q 83

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited combined pro forma results do not include any incremental cost savings that may result from the integration. The adjustments are based on information available to the Company at this time. Accordingly, the adjustments are subject to change and the impact of such changes may be material. The unaudited combined pro forma information is for informational purposes only.

The pro forma information is not necessarily indicative of what the combined company’s results actually would have been had the acquisition been completed as of the beginning of the periods as indicated. In addition, the unaudited pro forma information does not purport to project the future results of the combined company.

	Three months ended September 30		Nine months ended September 30
(In millions)	2017	2016	2017	2016
Revenues and other income	$33,472	$31,617	$95,353	$98,029
Earnings (loss) from continuing operations	1,960	1,603	4,139	3,015

Significant adjustments to the pro forma information above include recognition of non-recurring direct incremental acquisition costs in the nine-month period ended September 30, 2016 and exclusion of those costs from all other periods presented; and the amortization associated with an estimate of the acquired intangible assets. A non-recurring contractually obligated termination fee of $3,500 million ($3,320 million net of related costs incurred) received by Baker Hughes due to an inability to obtain antitrust related approvals from a prior merger agreement is recognized in the nine months ended September 30, 2016.

GOODWILL

CHANGES IN GOODWILL BALANCES
(In millions)	January 1, 2017	Acquisitions	Dispositions, currency exchange and other	Balance at September 30, 2017

Power	$26,403	$55	$(1,219)	$25,239
Renewable Energy	2,507	1,503	230	4,240
Oil & Gas	10,363	14,207	315	24,885
Aviation	9,455	17	606	10,077
Healthcare	17,424	50	92	17,566
Transportation	899	—	26	925
Lighting	281	—	10	291
Capital	2,368	—	2	2,370
Corporate	739	722	16	1,476
Total	$70,438	$16,553	$78	$87,068

Goodwill balances increased by $16,630 million in 2017, primarily as a result of the Baker Hughes transaction, the LM Wind Power and ServiceMax acquisitions and the currency exchange effects of a weaker U.S. dollar, partially offset by the reclassification of our Industrial Solutions business to assets of businesses held for sale and impairment of our Power Conversion reporting unit.

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
Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 10.0% to 18.0%.

84 2017 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter of 2017, we performed our annual impairment test of goodwill for all our reporting units. Based on the results of our step one testing, the fair values of each of the GE reporting units exceeded their carrying values except for our Power Conversion reporting unit, within our Power operating segment. The primary factors contributing to a reduction in fair value of this reporting unit were extended downturns in certain of its customer segments, most notably the marine and oil and gas markets, increased pricing and cost pressures in low margin renewable markets, and the delayed introduction of new technologies and products. Therefore, we performed a step two analysis. As a result of this analysis, we recognized a non-cash goodwill impairment loss of $947 million ($940 million after tax) during the third quarter to write down the carrying values of Power Conversion’s goodwill to its implied fair value of $191 million. The impairment loss was recorded on the Statement of Earnings to Other costs and expenses. After the impairment loss, the fair value of our Power Conversion reporting unit was in excess of its carrying value by approximately 2%.

In addition, we identified one reporting unit for which the fair value was not substantially in excess of its carrying value. The Grid Solutions reporting unit within our Power operating segment was formed as a result of the Alstom acquisition in November 2015. Since fair value equaled carrying value at the time of acquisition, this caused the fair value of this reporting unit not to be significantly in excess of its carrying value. In the current annual impairment test, fair value of Grid Solutions was in excess of its carrying value by approximately 3% and, therefore, continues to be not substantially in excess of carrying value. While the goodwill of this reporting unit is not currently impaired, there could be an impairment in the future as a result of changes in certain assumptions. For example, the fair value could be adversely affected and result in an impairment of goodwill if expected synergies of the acquisition with Alstom are not realized or if the reporting unit was not able to execute on customer opportunities, the estimated cash flows are discounted at a higher risk-adjusted rate or market multiples decrease. The goodwill associated with our Grid Solutions reporting unit was $4,418 million, representing approximately 5% of our total goodwill at September 30, 2017.
While the fair values of our Oil & Gas reporting units are in excess of their carrying values, the Oilfield Equipment and Oilfield Services reporting unit continues to experience declines in orders, project commencement delays and pricing pressures, which reduced its fair value. To the extent that conditions further deteriorate, the fair value of this reporting unit will continue to decline. We will continue to monitor the oil & gas industry and the impact it may have on this reporting unit. In addition, because of the Baker Hughes acquisition and related integration activities, the composition of our historical reporting units for the Oil & Gas operating segment may change. In the event that any of our reporting units change substantially, we will be required to re-test the reporting units as of the date of the reorganization, re-allocate goodwill based on the relative fair values of the new reporting units, and record any required impairment. Finally, the operating and reporting segments and associated reporting units for BHGE are different than GE’s, as BHGE is a subsidiary and performs its reporting unit assessment one level below its operating segments.
As of September 30, 2017, we believe no other goodwill impairment exists, apart from the impairment charge discussed above, and that the remaining goodwill is recoverable for all of the reporting units; however, there can be no assurances that additional goodwill will not be impaired in future periods.
Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.
OTHER INTANGIBLE ASSETS

OTHER INTANGIBLE ASSETS - NET
(In millions)	September 30, 2017	December 31, 2016

Intangible assets subject to amortization	$19,345	$16,336
Indefinite-lived intangible assets(a)	2,090	100
Total	$21,435	$16,436

(a)	Indefinite-lived intangible assets principally comprise trademarks and in-process research and development.

2017 3Q FORM 10-Q 85

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTANGIBLE ASSETS SUBJECT TO AMORTIZATION
	September 30, 2017			December 31, 2016
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Customer-related	$10,903	$(2,909)	$7,994	$9,172	$(2,408)	$6,764
Patents and technology	10,548	(3,646)	6,902	8,693	(3,325)	5,368
Capitalized software	8,268	(5,064)	3,204	7,652	(4,538)	3,114
Trademarks	1,426	(408)	1,018	1,165	(307)	858
Lease valuations	160	(76)	84	143	(59)	84
Present value of future profits(a)	709	(709)	—	684	(684)	—
All other	245	(101)	144	273	(124)	149
Total	$32,258	$(12,912)	$19,345	$27,781	$(11,444)	$16,336

(a)
Balances at September 30, 2017 and December 31, 2016 include adjustments of $221 million and $241 million, respectively, to the present value of future profits in our run-off insurance activities to reflect the effects that would have been recognized had the related unrealized investment securities holding net gains actually been realized.

Intangible assets subject to amortization increased by $3,009 million in the nine months ended September 30, 2017, primarily as a result of the Baker Hughes transaction, coupled with the LM Wind Power and ServiceMax acquisitions, partially offset by amortization.

GE amortization expense related to intangible assets subject to amortization was $522 million and $405 million in the three months ended September 30, 2017 and 2016, respectively, and $1,424 million and $1,268 million for the nine months ended September 30, 2017 and 2016, respectively. GE Capital amortization expense related to intangible assets subject to amortization was $16 million and $33 million in the three months ended September 30, 2017 and 2016, respectively, and $50 million and $103 million for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 9. CONTRACT ASSETS

(In millions)	September 30, 2017	December 31, 2016

GE
Revenues in excess of billings
Long-term product service agreements(a)	$15,358	$12,752
Long-term equipment contract revenues(b)	7,187	5,859
Total revenues in excess of billings	22,545	18,611

Deferred inventory costs(c)	3,818	3,349
Non-recurring engineering costs(d)	2,345	2,185
Other	1,101	1,018
Contract assets	$29,809	$25,162

(a)	Long-term product service agreement balances are presented net of related billings in excess of revenues of $2,595 million and $3,750 million at September 30, 2017 and December 31, 2016, respectively.

(b)	Reflects revenues earned in excess of billings on our long-term contracts to construct technically complex equipment (such as gas power systems).

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

Revenues in excess of billings increased $2,606 million and $1,328 million for our long-term service agreements and long-term equipment contracts, respectively. The increase in our long-term service agreements is due to a $1,930 million cumulative catch up adjustment driven by lower forecasted costs to complete these contracts as well as increased forecasted revenue and $676 million due to the timing of revenue recognized for work performed relative to billings and collections. Revenue in excess of billings for our long-term equipment contracts increased $1,328 million primarily due to the timing of revenue recognized for work performed relative to the timing of billings and collections. The remaining increase in contract assets of $712 million is primarily due an increase in deferred inventory costs and non-recurring engineering costs.

The change in estimated profitability within our long-term product service agreements in our Power, Aviation, Transportation, and Oil & Gas segments resulted in an adjustment of $649 million and $588 million for the three months ended September 30, 2017 and 2016, respectively, and $1,930 million and $1,714 million for the nine months ended September 30, 2017 and 2016, respectively, driven primarily by cost execution and increased productivity.

86 2017 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. BORROWINGS

(In millions)	September 30, 2017	December 31, 2016

Short-term borrowings
GE
Commercial paper	$2,000	$1,500
Current portion of long-term borrowings(d)	14,623	17,109
Other	2,125	1,874
Total GE short-term borrowings(a)	18,748	20,482

GE Capital
U.S. Commercial paper	5,021	5,002
Current portion of long-term borrowings(b)	5,627	6,517
Intercompany payable to GE(c)	9,971	11,696
Other	561	229
Total GE Capital short-term borrowings	21,179	23,443

Eliminations(c)	(11,800)	(13,212)
Total short-term borrowings	$28,127	$30,714

Long-term borrowings
GE
Senior notes(d)	$60,314	$54,396
Subordinated notes	2,938	2,768
Subordinated debentures(f)	382	719
Other	1,463	928
Total GE long-term borrowings(a)	65,097	58,810

GE Capital
Senior notes	41,467	44,131
Subordinated notes	214	236
Intercompany payable to GE(e)	32,623	47,084
Other(b)	1,347	1,992
Total GE Capital long-term borrowings	75,651	93,443

Eliminations(e)	(33,191)	(47,173)
Total long-term borrowings	$107,557	$105,080
Non-recourse borrowings of consolidated securitization entities(g)	$708	$417
Total borrowings	$136,392	$136,210

(a)	Excluding assumed debt of GE Capital, the total amount of GE borrowings was $41,252 million and $20,512 million at September 30, 2017 and December 31, 2016, respectively.

(b)
Included $1,653 million and $2,665 million of funding secured by aircraft and other collateral at September 30, 2017 and December 31, 2016, respectively, of which $477 million and $1,419 million is non-recourse to GE Capital at September 30, 2017 and December 31, 2016, respectively.

(c)
Included a reduction of zero and $1,329 million for short-term intercompany loans from GE Capital to GE at September 30, 2017 and December 31, 2016, respectively, which bear the right of offset against amounts owed under the assumed debt agreement. Excluding intercompany loans, total short-term assumed debt was $9,971 million and $13,024 million at September 30, 2017 and December 31, 2016, respectively. The remaining short-term loan balance was paid in January 2017.

(d)	Current portion of long-term borrowings and senior notes at September 30, 2017 included $202 million and $2,923 million, respectively, of borrowings issued by BHGE.

(e)
Included a reduction of $7,271 million and zero for long-term intercompany loans from GE Capital to GE at September 30, 2017 and December 31, 2016, respectively, which bear the right of offset against amounts owed under the assumed debt agreement. Excluding intercompany loans, total long-term assumed debt was $39,893 million and $47,084 million at September 30, 2017 and December 31, 2016, respectively. The $7,271 million of intercompany loans collectively have a weighted average interest rate of 3.5% and term of approximately 15 years.

(f)
Comprises subordinated debentures which constitute the sole assets of trusts that have issued trust preferred securities and where GE owns 100% of the common securities of the trusts. Obligations associated with these trusts are unconditionally guaranteed by GE.

(g)	Included $222 million and $320 million of current portion of long-term borrowings at September 30, 2017 and December 31, 2016, respectively. See Note 17.

2017 3Q FORM 10-Q 87

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of 2017, GE completed issuances of €8,000 million senior unsecured debt, composed of €1,750 million of 0.375% Notes due 2022, €2,000 million of 0.875% Notes due 2025, €2,250 million of 1.50% Notes due 2029 and €2,000 million of 2.125% Notes due 2037.

On April 10, 2015, GE provided a full and unconditional guarantee on the payment of the principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GE Capital. $92,537 million of such debt was assumed by GE on December 2, 2015 upon its merger with GE Capital resulting in an intercompany payable to GE. At September 30, 2017, the Guarantee applies to $44,526 million of GE Capital debt.

See Notes 16 and 21 for additional information about borrowings and associated swaps.

NOTE 11. INVESTMENT CONTRACTS, INSURANCE LIABILITIES AND INSURANCE ANNUITY BENEFITS

Insurance and investment contract liabilities comprise mainly obligations to policyholders and annuitants in our run-off insurance activities.

(In millions)	September 30, 2017	December 31, 2016

Future policy benefit reserves(a)
Life insurance and other contracts	$10,125	$10,053
Long-term care insurance contracts	9,031	8,688
	19,156	18,741
Investment contracts	2,606	2,813
Claim reserves(b)	4,927	4,606
Unearned premiums and other	416	386
	27,105	26,546
Eliminations	(508)	(460)
Total	$26,597	$26,086

(a)	Future policy benefit reserves are accounted for mainly by a net-level premium method using estimated yields generally ranging from 3.0% to 8.5% in both 2017 and 2016.

(b)	Includes $3,431 million and $3,129 million related to long term-care insurance contracts at September 30, 2017 and December 31, 2016, respectively.

Future policy benefit reserves represent the present value of such benefits less the present value of future net premiums and are based on actuarial assumptions established at the time the policies were issued or acquired. These assumptions include, but are not limited to interest rates, health care experience (including type and cost of care), mortality, and the length of time a policy will remain in force. Our annual premium deficiency testing assesses the adequacy of future policy benefit reserves, net of capitalized acquisition costs using current assumptions. Should the net liability for future policy benefits plus the present value of expected future premiums be insufficient to provide for the present value of expected future policy benefits and expenses, we would be required to reduce remaining capitalized acquisition costs and, to the extent a shortfall still exists, increase our existing future policy benefit reserves. We have recently experienced elevated claim experience for a portion of our long-term care insurance contracts and are conducting a comprehensive review of premium deficiency assumptions across all insurance contracts, including a reassessment of future claim projections for long-term care contracts that will be incorporated within our annual test of future policy benefit reserves for premium deficiencies in the fourth quarter of 2017. We would record a charge to earnings for any premium deficiencies in the fourth quarter of 2017 upon completion of this review.

Claim reserves are established when a claim is incurred or is estimated to have been incurred and represents our best estimate of the ultimate obligations for future claim payments and claim adjustment expenses. Key inputs include actual known facts about the claims, such as the benefits available and cause of disability of the claimant, as well as assumptions derived from our actual historical experience and expected future changes in experience factors. Claim reserves are evaluated periodically for potential changes in loss estimates with the support of qualified actuaries and any changes are recorded in the period in which they are determined.

When insurance affiliates cede insurance risk to third parties, such as reinsurers, they are not relieved of their primary obligation to policyholders. When losses on ceded risks give rise to claims for recovery, we establish allowances for probable losses on such receivables from reinsurers as required. Reinsurance recoverables are included in the caption “Other receivables” on our Consolidated Statement of Financial Position, and amounted to $2,182 million and $2,038 million at September 30, 2017 and December 31, 2016, respectively.

88 2017 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize reinsurance recoveries as a reduction of the Consolidated Statement of Earnings caption “Investment contracts, insurance losses and insurance annuity benefits.” Reinsurance recoveries were $104 million and $339 million for the three and nine months ended September 30, 2017, respectively, and $78 million and $225 million for the three and nine months ended September 30, 2016, respectively.

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

EFFECT ON OPERATIONS OF PENSION PLANS
	Principal pension plans
	Three months ended September 30		Nine months ended September 30
(In millions)	2017	2016	2017		2016

Service cost for benefits earned	$267	$307	$810		$913
Prior service cost amortization	73	76	218		228
Expected return on plan assets	(847)	(837)	(2,545)		(2,507)
Interest cost on benefit obligations	715	736	2,144		2,205
Net actuarial loss amortization	702	612	2,109		1,836
Curtailment loss (gain)	—	—	43	(a)	(1)
Pension plans cost	$910	$894	$2,779		$2,674

(a)	Curtailment loss resulting from our intent to sell the Industrial Solutions business within our Power segment.

	Other pension plans
	Three months ended September 30		Nine months ended September 30
(In millions)	2017	2016	2017		2016

Service cost for benefits earned	$156	$106	$430		$337
Prior service credit amortization	(2)	—	(4)		(1)
Expected return on plan assets	(324)	(264)	(919)		(786)
Interest cost on benefit obligations	158	172	445		512
Net actuarial loss amortization	110	68	320		197
Curtailment loss	11	—	11	(a)	—
Pension plans cost	$109	$82	$283		$259

(a)	Curtailment loss resulting from a Canadian manufacturing plant closure.

EFFECT ON OPERATIONS OF PRINCIPAL RETIREE BENEFIT PLANS
	Principal retiree benefit plans
	Three months ended September 30		Nine months ended September 30
(In millions)	2017	2016	2017		2016

Service cost for benefits earned	$25	$32	$77		$84
Prior service credit amortization	(42)	(41)	(128)		(123)
Expected return on plan assets	(9)	(11)	(27)		(33)
Interest cost on benefit obligations	55	62	168		188
Net actuarial gain amortization	(20)	(12)	(61)		(39)
Curtailment loss	—	—	3	(a)	—
Retiree benefit plans cost	$9	$30	$32		$77

(a)	Curtailment loss resulting from our intent to sell the Industrial Solutions business within our Power segment.

2017 3Q FORM 10-Q 89

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. INCOME TAXES

Our effective income tax rates were (7.9)% and 4.9% during the nine months ended 2017 and 2016, respectively. The rate for 2017 benefited from the tax difference on global activities, the tax rate on the disposition of the Water business and U.S. business credits and for 2016 from a deductible stock loss and U.S. business credits. In the nine months ended 2017, these decreases were partially offset by the non-deductible impairment of goodwill associated with the Power Conversion business and by an adjustment to bring the nine-month tax rate in line with the higher expected full-year rate. In the nine months ended 2016, there was a further decrease to bring the nine-month tax rate in line with the lower expected full-year rate.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date.

UNRECOGNIZED TAX BENEFITS
(In millions)	September 30, 2017	December 31, 2016

Unrecognized tax benefits	$5,281	$4,692
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	3,224	2,886
Accrued interest on unrecognized tax benefits	789	615
Accrued penalties on unrecognized tax benefits	157	118
Reasonably possible reduction to the balance of unrecognized tax benefits
in succeeding 12 months	0-800	0-600
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-700	0-500

(a)	Some portion of such reduction may be reported as discontinued operations.

The increases for the period ended September 30, 2017 primarily relate to preliminary estimates of uncertain taxes for entities consolidated as part of the Baker Hughes transaction.

The Internal Revenue Service (IRS) is currently auditing our consolidated U.S. income tax returns for 2012-2013 and 2014-2015. In addition, certain other U.S. tax deficiency issues and refund claims for previous years are still unresolved. It is reasonably possible that a portion of the unresolved items could be resolved during the next 12 months, which could result in a decrease in our balance of "unrecognized tax benefits" - that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

90 2017 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. SHAREOWNERS’ EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
	Three months ended September 30		Nine months ended September 30
(In millions)	2017	2016	2017	2016

Investment securities
Beginning balance	$866	$1,077	$674	$460
Other comprehensive income (loss) (OCI) before reclassifications – net of deferred taxes of $45, $48, $204 and $352	54	97	363	675
Reclassifications from OCI – net of deferred taxes of $(17), $5, $(78) and $36	(32)	1	(150)	40
Other comprehensive income (loss)(a)	21	97	213	715
Less OCI attributable to noncontrolling interests	1	(2)	1	(1)
Ending balance	$887	$1,176	$887	$1,176

Currency translation adjustments (CTA)
Beginning balance	$(5,481)	$(5,448)	$(6,816)	$(5,499)
OCI before reclassifications – net of deferred taxes of $(407), $5, $(648) and $222	710	(280)	1,463	(138)
Reclassifications from OCI – net of deferred taxes of $2, $(6), $(538) and $74	(196)	85	391	1
Other comprehensive income (loss)(a)	513	(194)	1,854	(138)
Less OCI attributable to noncontrolling interests	125	0	131	6
Ending balance	$(5,092)	$(5,643)	$(5,092)	$(5,643)

Cash flow hedges
Beginning balance	$22	$(51)	$12	$(80)
OCI before reclassifications – net of deferred taxes of $55, $(12), $53 and $(17)	175	(21)	239	(61)
Reclassifications from OCI – net of deferred taxes of $(28), $6, $(37) and $7	(75)	52	(129)	121
Other comprehensive income (loss)(a)	100	30	109	60
Less OCI attributable to noncontrolling interests	3	—	3	—
Ending balance	$119	$(21)	$119	$(21)

Benefit plans
Beginning balance	$(10,860)	$(10,476)	$(12,469)	$(11,410)
Prior service credit (costs) - net of deferred taxes of $0, $0, $0 and $5	—	—	—	23
Net actuarial gain (loss) – net of deferred taxes of $(49), $49, $84 and $6	(132)	83	367	71
Net curtailment/settlement - net of deferred taxes of $3, $0, $19 and $0	8	—	38	(1)
Prior service cost amortization – net of deferred taxes of $17, $22, $55 and $63	13	12	34	45
Net actuarial loss amortization – net of deferred taxes of $255, $216, $759 and $649	536	453	1,595	1,343
Other comprehensive income (loss)(a)	423	548	2,032	1,481
Less OCI attributable to noncontrolling interests	(1)	6	(1)	5
Ending balance	$(10,436)	$(9,934)	$(10,436)	$(9,934)

Accumulated other comprehensive income (loss) at September 30	$(14,523)	$(14,422)	$(14,523)	$(14,422)

(a)
Total other comprehensive income (loss) was $1,058 million and $481 million in the three months ended September 30, 2017 and 2016, respectively, and $4,209 million and $2,117 million in the nine months ended September 30, 2017 and 2016 respectively.

2017 3Q FORM 10-Q 91

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECLASSIFICATION OUT OF AOCI
	Three months ended		Nine months ended
	September 30		September 30
(In millions)	2017	2016	2017	2016	Statement of Earnings caption

Available-for-sale securities
Gains (losses) on securities	$49	$(6)	$228	$(76)	Total revenues and other income(a)
Income taxes	(17)	5	(78)	36	Benefit (provision) for income taxes(b)
Net of tax	$32	$(1)	$150	$(40)
Currency translation adjustments
Gains (losses) on dispositions	$194	$(79)	$147	$(74)	Total revenues and other income(c)
Income taxes	2	(6)	(538)	74	Benefit (provision) for income taxes(d)
Net of tax	$196	$(85)	$(391)	$(1)
Cash flow hedges
Gains (losses) on interest rate derivatives	$(6)	$(12)	$(21)	$(67)	Interest and other financial charges
Foreign exchange contracts	98	(43)	176	(47)	(e)
Other	12	(3)	13	(14)	(f)
Total before tax	104	(57)	167	(128)
Income taxes	(28)	6	(37)	7	Benefit (provision) for income taxes
Net of tax	$75	$(52)	$129	$(121)
Benefit plan items
Curtailment gain (loss)	$(11)	$—	$(57)	$1	(g)
Amortization of prior service cost	(30)	(34)	(89)	(108)	(g)
Amortization of actuarial gains (losses)	(791)	(669)	(2,354)	(1,992)	(g)
Total before tax	(832)	(703)	(2,500)	(2,099)
Income taxes	275	238	833	712	Benefit (provision) for income taxes
Net of tax	$(557)	$(465)	$(1,667)	$(1,387)

Total reclassification adjustments (net of tax)	$(254)	$(602)	$(1,779)	$(1,548)	(h)

(a)
Included insignificant amounts for the three months ended September 30, 2017 and 2016, and an insignificant amount and $(72) million for the nine months ended September 30, 2017 and 2016, respectively in earnings (loss) from discontinued operations, net of taxes.

(b)
Included an insignificant amount and $3 million for the three months ended September 30, 2017 and 2016, and an insignificant amount and $34 million for the nine months ended September 30, 2017 and 2016 respectively in earnings (loss) from discontinued operations, net of taxes.

(c)
Included zero and $(79) million for the three months ended September 30, 2017 and 2016, and $32 million and $(8) million for the nine months ended September 30, 2017 and 2016 respectively in earnings (loss) from discontinued operations, net of taxes.

(d)
Included zero and $(7) million for the three months ended September 30, 2017 and 2016, and $(541) million and $73 million for the nine months ended September 30, 2017 and 2016 respectively in earnings (loss) from discontinued operations, net of taxes

(e)
Primarily includes $105 million and $(30) million in GE Capital revenues from services and $(8) million and $(13) million in interest and other financial charges in the three months ended September 30, 2017 and 2016, respectively and $206 million and $1 million in GE Capital revenues from services and $(30) million and $(48) million in interest and other financial charges in the nine months ended September 30, 2017 and 2016, respectively.

(f)	Primarily recorded in costs and expenses.

(g)
Curtailment gain (loss), amortization of prior service cost and actuarial gains and losses out of AOCI are included in the computation of net periodic pension costs. See Note 12 for further information.

(h)
Included $146 million after-tax reclassification of AOCI to additional paid in capital as a result of recognition of noncontrolling interest in GE Oil & Gas as part of Baker Hughes transaction for the three and nine months ended September 30, 2017.

92 2017 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NONCONTROLLING INTERESTS

Noncontrolling interests in equity of consolidated affiliates include common shares in consolidated affiliates and preferred stock issued by our affiliates.

CHANGES TO NONCONTROLLING INTERESTS
	Three months ended September 30		Nine months ended September 30
(In millions)	2017	2016	2017	2016

Beginning balance	$1,634	$1,693	$1,663	$1,864
Net earnings (loss)	(93)	6	(73)	(62)
Dividends	(99)	(25)	(130)	(47)
Dispositions	(77)	(53)	(85)	(94)
Other (including AOCI)(a)(b)(c)	16,582	42	16,572	1
Ending balance at September 30	$17,947	$1,663	$17,947	$1,663

(a)	Includes research & development partner funding arrangements and acquisitions.

(b)
2016 included $(123) million for deconsolidation of investment funds managed by GE Asset Management (GEAM) upon the adoption of ASU 2015-02, Amendments to the Consolidation Analysis, and prior to the July 1, 2016 sale of GEAM.

(c)	2017 includes $16,470 million related to Baker Hughes transaction. See Note 8 for further information.

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

CHANGES TO REDEEMABLE NONCONTROLLING INTERESTS
	Three months ended September 30		Nine months ended September 30
(In millions)	2017	2016	2017	2016

Beginning balance	$3,193	$3,070	$3,025	$2,972
Net earnings (loss)	(49)	(82)	(158)	(221)
Dividends	(12)	(8)	(22)	(17)
Redemption value adjustment	63	68	177	178
Other	248	3	419	138
Ending balance at September 30(a)	$3,441	$3,051	$3,441	$3,051

(a)	Included $3,106 million and $2,942 million related to the Alstom joint ventures at September 30, 2017 and 2016, respectively.

OTHER

Dividends from GE Capital to GE totaled zero and $5,050 million in the three months ended September 30, 2017 and 2016, respectively and $4,105 million, including cash dividends of $4,016 million, and $16,050 million in the nine months ended September 30, 2017 and 2016, respectively. Dividends on GE preferred stock totaled $36 million and $33 million in the three months ended September 30, 2017 and 2016, respectively, and $252 million, including cash dividends of $147 million and $474 million, including cash dividends of $184 million in the nine months ended September 30, 2017 and 2016, respectively. Dividends on GE preferred stock are payable semi-annually, in June and December, and accretion is recorded on a quarterly basis.

2017 3Q FORM 10-Q 93

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. EARNINGS PER SHARE INFORMATION

	Three months ended September 30
	2017		2016
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations for per-share calculation(a)(b)	$1,935	$1,935	$2,127	$2,127
Preferred stock dividends	(36)	(36)	(33)	(33)
Earnings from continuing operations attributable to common shareowners for per-share calculation(a)(b)	$1,899	$1,899	$2,094	$2,094
Loss from discontinued operations for per-share calculation(a)(b)	(109)	(109)	(100)	(100)
Net earnings attributable to GE common shareowners for per-share calculation(a)(b)	$1,794	$1,794	$1,991	$1,991

Average equivalent shares
Shares of GE common stock outstanding	8,665	8,665	8,904	8,904
Employee compensation-related shares (including stock options)	67	—	112	—
Total average equivalent shares	8,732	8,665	9,016	8,904

Per-share amounts
Earnings from continuing operations	$0.22	$0.22	$0.23	$0.24
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net earnings	0.21	0.21	0.22	0.22

	Nine months ended September 30
	2017		2016
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations for per-share calculation(a)(b)	$4,336	$4,336	$6,110	$6,110
Preferred stock dividends	(252)	(252)	(474)	(474)
Earnings from continuing operations attributable to common shareowners for per-share calculation(a)(b)	$4,084	$4,084	$5,636	$5,636
Loss from discontinued operations for per-share calculation(a)(b)	(507)	(507)	(956)	(956)
Net earnings attributable to GE common shareowners for per-share calculation(a)(b)	$3,588	$3,587	$4,680	$4,680

Average equivalent shares
Shares of GE common stock outstanding	8,689	8,689	9,096	9,096
Employee compensation-related shares (including stock options)	85	—	105	—
Total average equivalent shares	8,774	8,689	9,201	9,096

Per-share amounts
Earnings from continuing operations	$0.47	$0.47	$0.61	$0.62
Loss from discontinued operations	(0.06)	(0.06)	(0.10)	(0.11)
Net earnings	0.41	0.41	0.51	0.51

(a)
Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities. For the three months ended September 30, 2017 pursuant to the two-class method, as a result of excess dividends in respect to the current period earnings, losses were not allocated to the participating securities. For the three months ended September 30, 2016, participating securities are included in the computation of earnings per share pursuant to the two-class method and the application of this treatment had an insignificant effect. For the nine months ended September 30, 2017 and 2016, pursuant to the two-class method, as a result of excess dividends in respect to the current period earnings, losses were not allocated to the participating securities.

(b)	Included an insignificant amount of dividend equivalents in each of the periods presented.

94 2017 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2017 and 2016, approximately 82 million and 15 million of outstanding stock awards were not included in the computation of diluted earnings per share because their effect was antidilutive. For the nine months ended September 30, 2017 and 2016, approximately 48 million and 24 million of outstanding stock awards were not included in the computation of diluted earnings per share because their effect was antidilutive.

Earnings per share amounts are computed independently for earnings from continuing operations, loss from discontinued operations and net earnings. As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net earnings.

NOTE 16. FINANCIAL INSTRUMENTS AND NON-RECURRING FAIR VALUE MEASUREMENTS

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

	September 30, 2017		December 31, 2016
(In millions)	Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value

GE
Assets
Investments and notes receivable	$1,337	$1,404	$1,526	$1,595
Liabilities
Borrowings(a)(b)	33,982	35,180	19,184	19,923
Borrowings (debt assumed)(a)(c)	49,864	56,894	60,109	66,998

GE Capital
Assets
Loans	19,994	20,069	21,060	20,830
Other commercial mortgages	1,490	1,576	1,410	1,472
Loans held for sale	1,063	1,063	473	473
Other financial instruments(d)	115	161	121	150
Liabilities
Borrowings(a)(e)(f)(g)	54,945	59,327	58,523	62,024
Investment contracts	2,606	3,057	2,813	3,277

(a)	See Note 10.

(b)	Included $230 million and $115 million of accrued interest in estimated fair value at September 30, 2017 and December 31, 2016, respectively.

(c)	Included $575 million and $803 million of accrued interest in estimated fair value at September 30, 2017 and December 31, 2016, respectively.

(d)	Principally comprises cost method investments.

(e)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at September 30, 2017 and December 31, 2016 would have been reduced by $2,604 million and $2,397 million, respectively.

(f)	Included $764 million and $775 million of accrued interest in estimated fair value at September 30, 2017 and December 31, 2016, respectively.

(g)	Excluded $42,593 million and $58,780 million of net intercompany payable to GE at September 30, 2017 and December 31, 2016, respectively.

NOTIONAL AMOUNTS OF LOAN COMMITMENTS

(In millions)	September 30, 2017	December 31, 2016

Ordinary course of business lending commitments(a)	$1,729	$687
Unused revolving credit lines	232	238

(a)	Excluded investment commitments of $451 million and $522 million at September 30, 2017 and December 31, 2016, respectively.

2017 3Q FORM 10-Q 95

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NON-RECURRING FAIR VALUE MEASUREMENTS

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at September 30, 2017 and December 31, 2016.

	Remeasured during the nine months ended September 30, 2017		Remeasured during the year ended December 31, 2016
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables	$—	$10	$—	$30
Cost and equity method investments	—	60	—	103
Long-lived assets	277	743	17	1,055
Goodwill	$—	$191	$—	$—
Total	$277	$1,004	$17	$1,189

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at September 30, 2017 and 2016.

	Three months ended September 30		Nine months ended September 30
(In millions)	2017	2016	2017	2016

Financing receivables	$(1)	$—	$(1)	$(14)
Cost and equity method investments	(58)	(2)	(89)	(95)
Long-lived assets	(671)	(21)	(712)	(161)
Goodwill	$(947)	$—	$(947)	$—
Total	$(1,676)	$(24)	$(1,748)	$(270)

LEVEL 3 MEASUREMENTS - SIGNIFICANT UNOBSERVABLE INPUTS
(Dollars in millions)	Fair value	Valuation technique	Unobservable inputs	Range (weighted-average)

September 30, 2017

Non-recurring fair value measurements
Cost and equity method investments	$51	Income approach	Discount rate(a)	9.0%-40.0%(13.9)%

Long-lived assets	508	Income approach	Discount rate(a)	2.7%-17.0% (7.2%)

December 31, 2016

Non-recurring fair value measurements
Financing receivables	$30	Income approach	Discount rate(a)	2.5%-30.0% (20.3%)

Cost and equity method investments	94	Income approach,	Discount rate(a)	9.0%-30.0% (11.8%)

Long-lived assets	683	Income approach	Discount rate(a)	2.5%-20.0% (10.4%)
Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value.

At September 30, 2017 and December 31, 2016, non-recurring measurements of $252 million and $379 million, respectively, are valued using non-binding broker quotes or other third-party sources. At September 30, 2017 and December 31, 2016, non-recurring fair value measurements were individually insignificant and utilize a number of different unobservable inputs not subject to meaningful aggregation.

96 2017 3Q FORM 10-Q

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

FINANCIAL STATEMENT EFFECTS - CASH FLOW HEDGES
	Three months ended September 30		Nine months ended September 30
(In millions)	2017	2016	2017	2016

Balance sheet changes
Fair value of derivatives increase (decrease)	$225	$2	$281	$(43)
Shareowners' equity (increase) decrease	(225)	(2)	(281)	43

Earnings (loss) related to ineffectiveness	—	—	—	—
Earnings (loss) effect of derivatives(a)	104	(57)	167	(128)

(a)	Offsets earnings effect of the hedged forecasted transaction

Fair value hedges – These derivatives are used to hedge the effects of interest rate and currency exchange rate changes on debt that we have issued.

FINANCIAL STATEMENT EFFECTS - FAIR VALUE HEDGES

	Three months ended September 30		Nine months ended September 30
(In millions)	2017	2016	2017	2016

Balance sheet changes
Fair value of derivative increase (decrease)	$(148)	$(116)	$(430)	$2,494
Adjustment to carrying amount of hedged debt (increase) decrease	103	37	267	(2,651)

Earnings (loss) related to hedge ineffectiveness	(45)	(79)	(162)	(156)

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

FINANCIAL STATEMENT EFFECTS - NET INVESTMENT HEDGES
	Three months ended September 30		Nine months ended September 30
(In millions)	2017	2016	2017	2016

Balance sheet changes
Fair value of derivatives increase (decrease)	$(111)	$107	$(302)	$154
Fair value of non-derivative instruments (increase) decrease	(905)	475	(1,764)	425
Shareowners' equity (increase) decrease	1,020	(552)	2,082	(513)

Earnings (loss) related to
spot-forward differences and ineffectiveness	4	30	17	67
Earnings (loss) related to
reclassification upon sale or liquidation(a)	18	47	78	(1,025)

(a)
Included zero and $47 million recorded in discontinued operations in the three months ended September 30, 2017 and 2016 and $59 million and $(1,026) million recorded in discontinued operations in the nine months ended September 30, 2017 and 2016, respectively.

2017 3Q FORM 10-Q 97

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

FINANCIAL STATEMENT EFFECTS - ECONOMIC HEDGES
	Three months ended September 30		Nine months ended September 30
(In millions)	2017	2016	2017	2016

Balance sheet changes
Change in fair value of economic hedge increase (decrease)	$663	$(686)	$1,304	$(808)
Change in carrying amount of item being hedged increase (decrease)	(920)	380	(1,876)	182

Earnings (loss) effect of economic hedges(a)	(257)	(306)	(572)	(626)

(a)	Offset by the future earnings effects of economically hedged item.

NOTIONAL AMOUNT OF DERIVATIVES

The notional amount of a derivative is the number of units of the underlying (for example, the notional principal amount of the debt in an interest rate swap). The notional amount is used to compute interest or other payment streams to be made under the contract and is a measure of our level of activity. We generally disclose derivative notional amounts on a gross basis. The majority of the outstanding notional amount of $185 billion at September 30, 2017 is related to managing interest rate and currency risk between financial assets and liabilities in our financial services business. The remaining derivative notional amount primarily relates to hedges of anticipated sales and purchases in foreign currency, commodity purchases and contractual terms in contracts that are considered embedded derivatives.

The table below provides additional information about how derivatives are reflected in our financial statements.

CARRYING AMOUNTS RELATED TO DERIVATIVES
(In millions)	September 30, 2017	December 31, 2016

Derivative assets	$4,601	$5,467
Derivative liabilities	(2,453)	(4,883)
Accrued interest	490	792
Cash collateral & credit valuation adjustment	(1,816)	(672)
Net Derivatives	822	703
Securities held as collateral	(437)	(442)
Net amount	$385	$262
98 2017 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EFFECTS OF DERIVATIVES ON EARNINGS

All derivatives are marked to fair value on our balance sheet, whether they are designated in a hedging relationship for accounting purposes or are used as economic hedges.

	Three months ended September 30			Nine months ended September 30
(In millions)	Effect on hedging instrument	Effect on underlying	Effect on earnings	Effect on hedging instrument	Effect on underlying	Effect on earnings

2017
Cash flow hedges	$225	$(225)	$—	$281	$(281)	$—
Fair value hedges	(148)	103	(45)	(430)	267	(162)
Net investment hedges(a)	(1,016)	1,020	4	(2,065)	2,082	17
Economic hedges(b)	663	(920)	(257)	1,304	(1,876)	(572)
Total			$(298)			$(717)

2016
Cash flow hedges	$2	$(2)	$—	$(43)	$43	$—
Fair value hedges	(116)	37	(79)	2,494	(2,651)	(156)
Net investment hedges(a)	582	(552)	30	580	(513)	67
Economic hedges(b)	(686)	380	(306)	(808)	182	(626)
Total			$(355)			$(715)

The amounts in the table above generally do not include associated derivative accruals in income or expense.

(a)	Both derivatives and non-derivatives hedging instruments are included.

(b)	Net effect is substantially offset by the change in fair value of the hedged item that will affect earnings in future periods.

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

CONSOLIDATED VARIABLE INTEREST ENTITIES

Our most significant consolidated VIEs are four joint ventures used to complete acquisitions. The newest of these, BHGE LLC was formed as part of the Baker Hughes transaction. BHGE LLC owns the operating assets of GE Oil & Gas and Baker Hughes. BHGE LLC is a VIE as we hold an economic interest of approximately 62.5% in the partnership, but we hold no voting or participating rights through our direct economic ownership. BHGE LLC is a SEC Registrant with separate filing requirements with the SEC and its separate financial information can be obtained from www.sec.gov.

The remaining three joint ventures were formed as part of the Alstom acquisition. These joint ventures include grid technology, renewable energy, and global nuclear and French steam power and have combined assets, liabilities and redeemable non-controlling interest as of September 30, 2017 and December 31, 2016 of $16,282 million, $11,414 million and $3,106 million and $14,460 million, $9,922 million and $2,709 million, respectively. These joint ventures are considered VIEs because the equity held by Alstom does not participate fully in the earnings of the ventures due to contractual features allowing Alstom to sell their interests back to GE.

2017 3Q FORM 10-Q 99

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We consolidate these joint ventures because we control all their significant activities. These joint ventures are in all other repects regular businesses and are therefore exempt from ongoing disclosure requirements for consolidated VIEs provided below.

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

ASSETS AND LIABILITIES OF CONSOLIDATED VIEs
		GE Capital
(In millions)	GE	Customer Notes receivables(a)	Other	Total

September 30, 2017
Assets
Financing receivables, net	$—	$—	$919	$919
Current receivables	49	557	—	606
Investment securities	—	—	965	965
Other assets	541	1,273	1,895	3,709
Total	$590	$1,830	$3,779	$6,199

Liabilities
Borrowings	$71	$—	$1,078	$1,149
Non-recourse borrowings	—	693	16	709
Other liabilities	411	1,053	1,546	3,010
Total	$482	$1,746	$2,640	$4,868

December 31, 2016
Assets
Financing receivables, net	$—	$—	$1,035	$1,035
Current receivables	57	670	—	727
Investment securities	—	—	982	982
Other assets	492	1,122	1,747	3,361
Total	$549	$1,792	$3,764	$6,105

Liabilities
Borrowings	$1	$—	$818	$819
Non-recourse borrowings	—	401	16	417
Other liabilities	457	1,378	1,482	3,317
Total	$458	$1,779	$2,316	$4,553

(a)	Two funding vehicles established to purchase customer notes receivable from GE, one of which is partially funded by third-party debt.

Total revenues from our consolidated VIEs were $293 million and $211 million for the three months ended September 30, 2017 and 2016, respectively and $801 million and $881 million in the nine months ended September 30, 2017 and 2016, respectively. Related expenses consisted primarily of cost of goods and services of $78 million and $112 million for the three months ended September 30, 2017 and 2016, respectively and $256 million and $610 million in the nine months ended September 30, 2017 and 2016, respectively.

Where we provide servicing for third-party investors, we are contractually permitted to commingle cash collected from customers on financing receivables sold to third-party investors with our own cash prior to payment to third-party investors, provided our short-term credit rating does not fall below A-1/P1. These third-party investors also owe us amounts for purchased financial assets and scheduled interest and principal payments, At September 30, 2017 and December 31, 2016, the amounts of commingled cash owed to the third-party investors were $1,216 million and $1,117 million, respectively, and the amounts owed to us by third-party investors were zero and $5 million, respectively.

100 2017 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNCONSOLIDATED VARIABLE INTEREST ENTITIES

We become involved with unconsolidated VIEs primarily through assisting in the formation and financing of the entity. We do not consolidate these entities because we do not have power over decisions that significantly affect their economic performance. Our investments in unconsolidated VIEs, at September 30, 2017 and December 31, 2016 were $6,382 million and $6,346 million, respectively. Substantially all of these investments are held by Energy Financial Services. Obligations to make additional investments in these entities are not significant.

NOTE 18. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES

COMMITMENTS

The GE Capital Aviation Services (GECAS) business in GE Capital had placed multiple-year orders for various Boeing, Airbus and other aircraft manufacturers with list prices approximating $38,669 million and secondary orders with airlines for used aircraft of approximately $2,077 million at September 30, 2017. In our Aviation segment, we had committed to provide financing assistance of $1,875 million of future customer acquisitions of aircraft equipped with our engines.

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

At September 30, 2017, we were committed under the following guarantee arrangements beyond those provided on behalf of VIEs. See Note 17.

Credit Support. We have provided $1,855 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable these customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed, or possibly by certain other assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $47 million at September 30, 2017.

Indemnification Agreements – Continuing Operations. We have agreements that require us to fund up to $190 million at September 30, 2017 under residual value guarantees on a variety of leased equipment. Under most of our residual value guarantees, our commitment is secured by the leased asset. The liability for these indemnification agreements was $7 million at September 30, 2017.

At September 30, 2017, we also had $1,688 million of other indemnification commitments, substantially all of which relate to representations and warranties in sales of businesses or assets. The liability for these indemnification commitments was $277 million at September 30, 2017.

Indemnification Agreements – Discontinued Operations. At September 30, 2017, we provided specific indemnifications to buyers of GE Capital’s assets that amounted to $2,714 million, for which we have recognized related liabilities of $320 million. In addition, in connection with the 2015 public offering and sale of our North American Retail Finance business, Synchrony Financial, GE Capital indemnified Synchrony Financial and its directors, officers, and employees against the liabilities of GECC's businesses other than historical liabilities of the businesses that are part of Synchrony Financial's ongoing operations.

Contingent Consideration. These are agreements to provide additional consideration to a buyer or seller in a business combination if contractually specified conditions related to the acquisition or disposition are achieved. Amount of contingent consideration was insignificant at September 30, 2017.

2017 3Q FORM 10-Q 101

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRODUCT WARRANTIES

We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information – mostly historical claims experience – claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows.

	Nine months ended September 30
(In millions)	2017	2016

Balance at January 1	$1,920	$1,723
Current-year provisions	615	539
Expenditures	(601)	(539)
Other changes(a)	255	166
Balance as of September 30	$2,189	$1,889
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

The remaining active claims have been brought by securitization trustees or administrators seeking recovery from WMC for alleged breaches of representations and warranties on mortgage loans that serve as collateral for residential mortgage-backed securities (RMBS). At September 30, 2017, such claims consisted of $1,019 million of individual claims generally submitted before the filing of a lawsuit (compared to $1,060 million at December 31, 2016) and $5,435 million of additional claims asserted against WMC in litigation without making a prior claim (Litigation Claims) (compared to $5,456 million at December 31, 2016). The total amount of these claims, $6,454 million, reflects the purchase price or unpaid principal balances of the loans at the time of purchase and does not give effect to pay downs or potential recoveries based upon the underlying collateral, which in many cases are substantial, nor to accrued interest or fees. WMC believes that repurchase claims brought based upon representations and warranties made more than six years before WMC was notified of the claim would be disallowed in legal proceedings under applicable law and the June 11, 2015 decision of the New York Court of Appeals in ACE Securities Corp. v. DB Structured Products, Inc., on the statute of limitations period governing such claims. Giving effect to the settlements and subsequent dismissals of lawsuits on five securitizations discussed in Legal Proceedings, active claims at October 26, 2017 consisted of $462 million of individual claims generally submitted before the filing of a lawsuit and $3,198 million of Litigation Claims, as defined above.

Reserves related to repurchase claims made against WMC were $647 million at September 30, 2017, reflecting a net increase to reserves in the nine months ended September 30, 2017 of $21 million. The reserve estimate takes into account recent settlement activity and is based upon WMC’s evaluation of the remaining exposures as a percentage of estimated lifetime mortgage loan losses within the pool of loans supporting each securitization for which timely claims have been asserted in litigation against WMC. Settlements in prior periods reduced WMC’s exposure on claims asserted in certain securitizations and the claim amounts reported above give effect to these settlements.

ROLLFORWARD OF THE RESERVE

	Three months ended September 30		Nine months ended September 30
(In millions)	2017	2016	2017	2016

Balance, beginning of period	$636	$860	$626	$875
Provision	11	—	21	84
Claim resolutions / rescissions	—	(195)	—	(294)
Balance, end of period	$647	$665	$647	$665

102 2017 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Given the significant litigation activity and WMC’s continuing efforts to resolve the lawsuits involving claims made against WMC, it is difficult to assess whether future losses will be consistent with WMC’s past experience. Adverse changes to WMC’s assumptions supporting the reserve may result in an increase to these reserves. WMC estimates a range of reasonably possible loss from $0 to approximately $500 million over its recorded reserve at September 30, 2017. This estimate involves significant judgment and may not reflect the range of uncertainties and unpredictable outcomes inherent in litigation, including the matters discussed in Legal Proceedings and potential changes in WMC’s legal strategy. This estimate excludes any possible loss associated with an adverse court decision on the applicable statute of limitations or an adverse outcome in the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) investigation discussed in Legal Proceedings, as WMC is unable at this time to develop such a meaningful estimate. With respect to the FIRREA investigation, this inability to develop a meaningful estimate of the range of reasonably possible loss reflects, among other factors, the range of penalties and other sanctions incurred by various financial institutions in proceedings and settlements involving claims made under FIRREA by the U.S. Department of Justice.

At September 30, 2017, there were 10 lawsuits involving claims made against WMC arising from alleged breaches of representations and warranties on mortgage loans included in 11 securitizations. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. As discussed in Legal Proceedings, five of these lawsuits have been dismissed following the conclusion of settlement agreements, and one of the lawsuits is subject of a settlement agreement approved by a Minnesota state court. One of the lawsuits involves claims made on two securitizations, and these claims are the subject of settlement agreements to which objections have been filed in California state court. Two of the three remaining lawsuits have been stayed pending the outcome of ongoing settlement negotiations. The sole remaining active lawsuit against WMC is the TMI case, discussed in Legal Proceedings, which was recently scheduled for trial on January 16, 2018. Settlement discussions to date have been unsuccessful, and if this case proceeds to trial and WMC is found liable, it is likely damages would be in an amount exceeding the total value of WMC’s assets.

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

2017 3Q FORM 10-Q 103

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 19. INTERCOMPANY TRANSACTIONS

Transactions between related companies are made on an arms-length basis and are reported in the respective GE and GE Capital columns of our financial statements, but are eliminated in deriving our consolidated financial statements. These transactions include, but are not limited to, the following:

•	GE Capital dividends to GE,

•	GE Capital working capital solutions to optimize GE cash management,

•	GE Capital enabled GE industrial orders, including related GE guarantees to GE Capital, and

•	Aircraft engines, power equipment, renewable energy equipment and healthcare equipment manufactured by GE that are installed on GE Capital investments, including leased equipment.

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

	Nine months ended September 30, 2017
(In millions)	2017	2016

Cash from (used for) operating activities-continuing operations
Combined	$6,103	$20,245
GE current receivables sold to GE Capital	1,402	675
GE Capital dividends to GE	(4,016)	(16,050)
Other reclassifications and eliminations(a)	519	(1,024)
Total cash from (used for) operating activities-continuing operations	$4,008	$3,846
Cash from (used for) investing activities-continuing operations
Combined	$752	$47,548
GE current receivables sold to GE Capital	(1,653)	(622)
GE debt effected through GE Capital	5,942	5,002
Other reclassifications and eliminations(a)	(349)	1,631
Total cash from (used for) investing activities-continuing operations	$4,692	$53,559
Cash from (used for) financing activities-continuing operations
Combined	$(16,383)	$(85,578)
GE current receivables sold to GE Capital	251	(54)
GE Capital dividends to GE	4,016	16,050
GE debt effected through GE Capital	(5,942)	(5,002)
Other reclassifications and eliminations(a)	(170)	(604)
Total cash from (used for) financing activities-continuing operations	$(18,228)	$(75,188)

(a)	Includes eliminations of other cash flows activities including those related to GE Capital enabled GE industrial orders, various investments, loans and allocations of GE corporate overhead costs.

104 2017 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PRESENTATION

In connection with the registration of the senior notes, the Company is required to provide certain financial information regarding the Issuer and the Guarantors of the registered securities. Included are the Condensed Consolidating Statements of Earnings and Comprehensive Income for the three months ended September 30, 2017 and 2016 and nine months ended September 30, 2017 and 2016, Condensed Consolidating Statements of Financial Position as of September 30, 2017 and December 31, 2016 and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 for:

•	General Electric Company (the Parent Company Guarantor) - prepared with investments in subsidiaries accounted for under the equity method of accounting and excluding any inter-segment eliminations;

•	GE Capital International Funding Company Unlimited Company (the Subsidiary Issuer) – finance subsidiary for debt;

•	GE Capital International Holdings Limited (GECIHL) (the Subsidiary Guarantor) - prepared with investments in non-guarantor subsidiaries accounted for under the equity method of accounting;

•	Non-Guarantor Subsidiaries - prepared on an aggregated basis excluding any elimination or consolidation adjustments and includes predominantly all non-cash adjustments for cash flows;

•	Consolidating Adjustments - adjusting entries necessary to consolidate the Parent Company Guarantor with the Subsidiary Issuer, the Subsidiary Guarantor and Non-Guarantor Subsidiaries; and

•	Consolidated - prepared on a consolidated basis.

2017 3Q FORM 10-Q 105

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

(in millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues and other income
Sales of goods and services	$8,025	$—	$—	$40,741	$(19,338)	$29,428
Other income (loss)	(1,152)	—	—	25,159	(21,861)	2,146
Equity in earnings (loss) of affiliates	5,672	—	1,019	21,123	(27,813)	—
GE Capital revenues from services	—	176	209	2,785	(1,272)	1,898
Total revenues and other income (loss)	12,545	176	1,228	89,808	(70,284)	33,472

Costs and expenses
Interest and other financial charges	1,671	168	542	1,279	(2,428)	1,232
Other costs and expenses	9,382	—	—	40,253	(18,861)	30,774
Total costs and expenses	11,053	168	542	41,533	(21,290)	32,006
Earnings (loss) from continuing operations before income taxes	1,491	7	686	48,275	(48,994)	1,466
Benefit (provision) for income taxes	457	(1)	—	(59)	(63)	334
Earnings (loss) from continuing operations	1,948	6	686	48,216	(49,058)	1,800
Earnings (loss) from discontinued operations, net of taxes	(113)	—	(562)	4	565	(106)
Net earnings (loss)	1,836	6	125	48,220	(48,493)	1,694
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(21)	(121)	(142)
Net earnings (loss) attributable to the Company	1,836	6	125	48,241	(48,372)	1,836
Other comprehensive income (loss)	931	—	(187)	19,935	(19,749)	931
Comprehensive income (loss) attributable to the Company	$2,766	$6	$(62)	$68,176	$(68,121)	$2,766

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

(in millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues and other income
Sales of goods and services	$8,194	$—	$—	$36,082	$(17,462)	$26,814
Other income (loss)	883	—	—	35,578	(36,234)	227
Equity in earnings (loss) of affiliates	1,788	—	428	29,804	(32,019)	—
GE Capital revenues from services	—	166	243	2,838	(1,023)	2,224
Total revenues and other income (loss)	10,865	166	671	104,302	(86,738)	29,266

Costs and expenses
Interest and other financial charges	1,166	138	525	856	(1,724)	961
Other costs and expenses	8,498	—	16	36,101	(18,385)	26,230
Total costs and expenses	9,664	138	541	36,957	(20,109)	27,191
Earnings (loss) from continuing operations before income taxes	1,201	28	130	67,345	(66,630)	2,074
Benefit (provision) for income taxes	932	(3)	(11)	(951)	16	(18)
Earnings (loss) from continuing operations	2,132	24	119	66,395	(66,614)	2,056
Earnings (loss) from discontinued operations, net of taxes	(105)	—	(552)	224	328	(105)
Net earnings (loss)	2,027	24	(433)	66,619	(66,286)	1,951
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(51)	(25)	(76)
Net earnings (loss) attributable to the Company	2,027	24	(433)	66,670	(66,262)	2,027
Other comprehensive income (loss)	477	—	51	(711)	661	477
Comprehensive income (loss) attributable to the Company	$2,504	$24	$(382)	$65,959	$(65,601)	$2,504

106 2017 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

(in millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues and other income
Sales of goods and services	$24,897	$—	$—	$114,446	$(57,448)	$81,895
Other income (loss)	(1,041)	—	—	57,784	(54,132)	2,611
Equity in earnings (loss) of affiliates	10,444	—	1,711	71,787	(83,942)	—
GE Capital revenues from services	—	505	583	7,644	(2,548)	6,184
Total revenues and other income (loss)	34,301	505	2,294	251,661	(198,070)	90,691

Costs and expenses
Interest and other financial charges	3,348	477	1,485	3,582	(5,348)	3,545
Other costs and expenses	27,567	—	22	113,764	(58,020)	83,334
Total costs and expenses	30,916	478	1,507	117,346	(63,368)	86,879
Earnings (loss) from continuing operations before income taxes	3,385	27	787	134,315	(134,702)	3,812
Benefit (provision) for income taxes	971	(3)	115	(758)	(22)	303
Earnings (loss) from continuing operations	4,356	24	902	133,557	(134,724)	4,115
Earnings (loss) from discontinued operations, net of taxes	(501)	—	(284)	7	287	(490)
Net earnings (loss)	3,856	24	618	133,564	(134,437)	3,624
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(53)	(178)	(231)
Net earnings (loss) attributable to the Company	3,856	24	618	133,617	(134,259)	3,856
Other comprehensive income (loss)	4,075	—	463	(7,059)	6,596	4,075
Comprehensive income (loss) attributable to the Company	$7,931	$24	$1,081	$126,559	$(127,663)	$7,931

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

(in millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues and other income
Sales of goods and services	$28,870	$—	$—	$108,043	$(56,757)	$80,156
Other income (loss)	845	—	—	55,062	(52,522)	3,385
Equity in earnings (loss) of affiliates	7,923	—	1,093	58,732	(67,747)	—
GE Capital revenues from services	—	762	1,262	9,182	(4,144)	7,063
Total revenues and other income (loss)	37,638	762	2,355	231,019	(181,170)	90,604

Costs and expenses
Interest and other financial charges	2,828	685	2,133	4,027	(5,651)	4,023
Other costs and expenses	30,555	—	71	110,725	(60,906)	80,445
Total costs and expenses	33,383	686	2,204	114,752	(66,558)	84,467
Earnings (loss) from continuing operations before income taxes	4,255	76	150	116,267	(114,612)	6,137
Benefit (provision) for income taxes	1,862	(10)	(58)	(1,908)	(189)	(302)
Earnings (loss) from continuing operations	6,118	67	93	114,359	(114,801)	5,835
Earnings (loss) from discontinued operations, net of taxes	(954)	—	(1,547)	398	1,149	(954)
Net earnings (loss)	5,164	67	(1,455)	114,757	(113,652)	4,881
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(143)	(140)	(283)
Net earnings (loss) attributable to the Company	5,164	67	(1,455)	114,900	(113,512)	5,164
Other comprehensive income (loss)	2,107	(12)	114	136	(238)	2,107
Comprehensive income (loss) attributable to the Company	$7,271	$55	$(1,341)	$115,036	$(113,750)	$7,271

2017 3Q FORM 10-Q 107

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
SEPTEMBER 30, 2017 (UNAUDITED)

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Assets
Cash and equivalents	$737	$—	$3	$39,623	$(509)	$39,854
Investment securities	1	—	—	40,298	(1,603)	38,696
Receivables - net	51,669	17,452	31,245	87,077	(144,082)	43,362
Inventories	5,264	—	—	24,695	(4,112)	25,848
Property, plant and equipment - net	5,645	—	—	49,754	(1,299)	54,101
Investment in subsidiaries(a)	297,324	—	80,506	695,869	(1,073,699)	—
Goodwill and intangible assets	6,812	—	—	84,760	16,932	108,503
All other assets	27,636	44	387	214,163	(181,348)	60,882
Assets of discontinued operations	—	—	—	—	6,791	6,791
Total assets	$395,089	$17,497	$112,142	$1,236,239	$(1,382,929)	$378,038

Liabilities and equity
Short-term borrowings	$183,427	$—	$46,537	$23,793	$(225,630)	$28,127
Accounts payable	9,672	—	—	66,041	(60,807)	14,907
Other current liabilities	11,479	33	3	24,418	550	36,483
Long-term and non-recourse borrowings	72,193	16,724	34,810	53,517	(68,979)	108,265
All other liabilities	42,212	544	137	55,881	(7,003)	91,772
Liabilities of discontinued operations	—	—	—	—	990	990
Total Liabilities	318,984	17,302	81,488	223,650	(360,879)	280,544

Redeemable noncontrolling interests	—	—	—	2,713	727	3,441

GE shareowners' equity	76,105	195	30,654	1,008,330	(1,039,179)	76,105
Noncontrolling interests	—	—	—	1,545	16,402	17,947
Total equity	76,105	195	30,654	1,009,876	(1,022,777)	94,052
Total liabilities, redeemable noncontrolling interests and equity	$395,089	$17,497	$112,142	$1,236,239	$(1,382,929)	$378,038

(a)	Included within the subsidiaries of the Subsidiary Guarantor are cash and cash equivalent balances of $19,301 million and net assets of discontinued operations of $3,776 million.

108 2017 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
DECEMBER 31, 2016

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Assets
Cash and equivalents	$2,558	$—	$3	$46,994	$(1,426)	$48,129
Investment securities	1	—	—	47,394	(3,082)	44,313
Receivables - net	63,620	17,157	30,470	79,401	(148,385)	42,263
Inventories	4,654	—	—	21,076	(3,377)	22,354
Property, plant and equipment - net	5,768	—	—	46,366	(1,615)	50,518
Investment in subsidiaries(a)	272,685	—	80,481	492,674	(845,840)	—
Goodwill and intangible assets	8,128	—	—	42,074	36,673	86,875
All other assets	14,692	44	39	201,276	(160,134)	55,917
Assets of discontinued operations	—	—	—	—	14,815	14,815
Total assets	$372,107	$17,202	$110,992	$977,255	$(1,112,372)	$365,183

Liabilities and equity
Short-term borrowings	$167,089	$1	$46,432	$25,919	$(208,727)	$30,714
Accounts payable	5,412	—	—	47,366	(38,343)	14,435
Other current liabilities	11,072	33	117	25,095	114	36,431
Long-term and non-recourse borrowings	68,983	16,486	34,389	68,912	(83,273)	105,496
All other liabilities	43,722	511	481	58,376	(9,656)	93,434
Liabilities of discontinued operations	—	—	—	—	4,158	4,158
Total Liabilities	296,279	17,030	81,419	225,667	(335,727)	284,668

Redeemable noncontrolling interests	—	—	—	2,223	802	3,025

GE shareowners' equity	75,828	171	29,573	747,719	(777,463)	75,828
Noncontrolling interests	—	—	—	1,647	16	1,663
Total equity	75,828	171	29,573	749,366	(777,447)	77,491
Total liabilities, redeemable noncontrolling interests and equity	$372,107	$17,202	$110,992	$977,255	$(1,112,372)	$365,183

(a)	Included within the subsidiaries of the Subsidiary Guarantor are cash and cash equivalent balances of $28,516 million and net assets of discontinued operations of $6,012 million.

2017 3Q FORM 10-Q 109

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows – operating activities
Cash from (used for) operating activities - continuing operations	$(25,937)	$39	$(81)	$193,403	$(163,416)	$4,008
Cash from (used for) operating activities - discontinued operations	(501)	—	—	8	3	(490)
Cash from (used for) operating activities	(26,437)	39	(81)	193,411	(163,413)	3,518

Cash flows – investing activities
Cash from (used for) investing activities – continuing operations	(1,723)	(39)	345	(257,130)	263,239	4,692
Cash from (used for) investing activities – discontinued operations	—	—	—	(2,349)	—	(2,349)
Cash from (used for) investing activities	(1,723)	(39)	345	(259,479)	263,239	2,343

Cash flows – financing activities
Cash from (used for) financing activities – continuing operations	26,339	—	(265)	104,160	(148,463)	(18,228)
Cash from (used for) financing activities – discontinued operations	—	—	—	1,905	—	1,905
Cash from (used for) financing activities	26,339	—	(265)	106,065	(148,463)	(16,323)
Effect of currency exchange rate changes on cash and equivalents	—	—	—	1,253	—	1,253
Increase (decrease) in cash and equivalents	(1,821)	—	—	41,251	(48,638)	(9,208)
Cash and equivalents at beginning of year	2,558	—	3	(1,132)	48,129	49,558
Cash and equivalents at September 30	737	—	3	40,119	(509)	40,350
Less cash and equivalents of discontinued operations at September 30	—	—	—	496	—	496
Cash and equivalents of continuing operations at September 30	$737	$—	$3	$39,623	$(509)	$39,854

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows – operating activities
Cash from (used for) operating activities - continuing operations	$(14,847)	$175	$(121)	$83,404	$(64,766)	$3,846
Cash from (used for) operating activities - discontinued operations	(954)	—	—	(4,366)	(399)	(5,719)
Cash from (used for) operating activities	(15,801)	175	(121)	79,038	(65,165)	(1,873)

Cash flows – investing activities
Cash from (used for) investing activities – continuing operations	20,902	16,080	36,317	32,000	(51,740)	53,559
Cash from (used for) investing activities – discontinued operations	—	—	—	(12,056)	—	(12,056)
Cash from (used for) investing activities	20,902	16,080	36,317	19,944	(51,740)	41,503

Cash flows – financing activities
Cash from (used for) financing activities – continuing operations	(6,894)	(16,255)	(36,194)	(150,446)	134,601	(75,188)
Cash from (used for) financing activities – discontinued operations	—	—	—	295	—	295
Cash from (used for) financing activities	(6,894)	(16,255)	(36,194)	(150,151)	134,601	(74,893)
Effect of currency exchange rate changes on cash and equivalents	—	—	—	(169)	—	(169)
Increase (decrease) in cash and equivalents	(1,792)	—	3	(51,339)	17,696	(35,432)
Cash and equivalents at beginning of year	4,137	—	—	107,350	(20,609)	90,878
Cash and equivalents at September 30	2,344	—	3	56,011	(2,913)	55,445
Less cash and equivalents of discontinued operations at September 30	—	—	—	2,915	—	2,915
Cash and equivalents of continuing operations at September 30	$2,344	$—	$3	$53,095	$(2,913)	$52,530

110 2017 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Nine months ended September 30
(In millions)	2017	2016

GE
All other operating activities
(Gains) losses on purchases and sales of business interests(a)	$(1,968)	$(3,471)
Contract assets (net)(b)	(4,009)	(3,035)
Income taxes(c)	(1,107)	(1,318)
Interest charges(d)	327	323
Principal pension plans(e)	1,179	2,520
Other(f)	1,636	169
	$(3,942)	$(4,812)
Net dispositions (purchases) of GE shares for treasury
Open market purchases under share repurchase program	$(3,394)	$(18,708)
Other purchases	(58)	(430)
Dispositions	831	1,168
	$(2,620)	$(17,969)

(a)
Included pre-tax gains on sales of businesses reclassified to Proceeds from principal business dispositions within Cash flows from investing activities of $(1,897) million for Water in the nine months ended September 30, 2017, and $(3,130) million for Appliances and $(398) million for GE Asset Management in the nine months ended September 30, 2016.

(b)	Contract assets are presented net of related billings in excess of revenues on our long-term product service agreements. See Note 9.

(c)
Reflected the effects of current tax expense (benefit) of $699 million and $953 million and net cash paid during the year for income taxes of $(1,806) million and $(2,271) million for the nine months ended September 30, 2017 and 2016, respectively. Cash flows effects of deferred tax provisions (benefits) are shown separately within cash flows from operating activities.

(d)
Reflected the effects of interest expense of $1,918 million and $1,490 million and cash paid for interest of $(1,591) million and $(1,167) million for the nine months ended September 30, 2017 and 2016, respectively.

(e)
Reflected the effects of pension costs of $2,779 million and $2,674 million and employer contributions of $(1,600) million and $(154) million for the nine months ended September 30, 2017 and 2016, respectively. See Note 12.

(f)
Included a $512 million correction of investing cash flows used for the settlement of derivative instruments classified as operating during the the six months ended June 30, 2017. Therefore, operating cash flows were understated and investing cash flows were overstated during the the six months ended June 30, 2017.

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

2017 3Q FORM 10-Q 111

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE OF DERIVATIVES

	September 30, 2017		December 31, 2016
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$2,663	$108	$3,106	$210
Currency exchange contracts	233	105	402	624
Other contracts	—	—	—	—
	2,895	213	3,508	834

Derivatives not accounted for as hedges
Interest rate contracts	74	6	62	20
Currency exchange contracts	1,499	2,187	1,778	4,011
Other contracts	132	46	119	17
	1,705	2,240	1,958	4,048

Gross derivatives recognized in statement of financial position
Gross derivatives	4,601	2,453	5,467	4,883
Gross accrued interest	491	—	768	(24)
	5,091	2,454	6,234	4,859

Amounts offset in statement of financial position
Netting adjustments(a)	(1,802)	(1,802)	(3,097)	(3,094)
Cash collateral(b)	(2,091)	(276)	(2,025)	(1,355)
	(3,893)	(2,078)	(5,121)	(4,449)

Net derivatives recognized in statement of financial position
Net derivatives	1,198	376	1,113	410

Amounts not offset in statement of financial position
Securities held as collateral(c)	(437)	—	(442)	—

Net amount	$761	$376	$671	$410

Derivatives are classified in the captions "All other assets" and "All other liabilities" and the related accrued interest is classified in "Other GE Capital receivables" and "All other liabilities" in our Statement of Financial Position.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk. At September 30, 2017 and December 31, 2016, the cumulative adjustment for non-performance risk was insignificant and $(3) million, respectively.

(b)	Excluded excess cash collateral received and posted of $90 million and $151 million at September 30, 2017, respectively, and $6 million and $177 million at December 31, 2016, respectively.

(c)	Excluded excess securities collateral received of $42 million and zero at September 30, 2017 and December 31, 2016, respectively.

112 2017 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH FLOW HEDGE ACTIVITY
	Gain (loss) recognized in AOCI		Gain (loss) reclassified from AOCI into earnings
	for the three months ended September 30		for the three months ended September 30
(In millions)	2017	2016	2017	2016

Interest rate contracts	$1	$1	$(6)	$(12)
Currency exchange contracts	224	—	110	(46)
Commodity contracts	—	1	—	—
Total(a)	$225	$2	$104	$(57)

CASH FLOW HEDGE ACTIVITY
	Gain (loss) recognized in AOCI		Gain (loss) reclassified from AOCI into earnings
	for the nine months ended September 30		for the nine months ended September 30
(In millions)	2017	2016	2017	2016

Interest rate contracts	$3	$32	$(21)	$(67)
Currency exchange contracts	278	(76)	189	(59)
Commodity contracts	—	1	—	(3)
Total(a)	$281	$(43)	$167	$(128)

(a)	Gain (loss) is recorded in "GE Capital revenues from services", "Interest and other financial charges", and "Other costs and expenses" in our Statement of Earnings when reclassified.

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $160 million gain at September 30, 2017. We expect to transfer $39 million gain to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In both the six months ended 2017 and 2016, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At September 30, 2017 and 2016, the maximum term of derivative instruments that hedge forecasted transactions was 15 years and 16 years, respectively. See Note 14 for additional information about reclassifications out of AOCI.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivable due from the counterparties, measured at current market value, exceeds a specified limit. The fair value of such collateral was $2,529 million at September 30, 2017, of which $2,091 million was cash and $437 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of cash collateral posted was $276 million at September 30, 2017. At September 30, 2017, our exposure to counterparties (including accrued interest), net of collateral we hold, was $681 million. This excludes exposure related to embedded derivatives.

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3 or other ratings levels agreed upon with the counterparty. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability, after consideration of collateral posted by us and outstanding interest payments was $271 million at September 30, 2017. This excludes exposure related to embedded derivatives.

2017 3Q FORM 10-Q 113

OTHER ITEMS

EXHIBITS

Exhibit 10(a)
GE 2007 Long-Term Incentive Plan (as amended and restated April 26, 2017) (Incorporated by reference to Exhibit 99.1 to GE’s Registration Statement on Form S-8, dated July 28, 2017, File number 333-219566 (Commission file number 001-00035)).

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
Exhibit 101
The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three and nine months ended September 30, 2017 and 2016, (ii) Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statement of Changes in Shareowners’ Equity for the nine months ended September 30, 2017 and 2016, (iv) Statement of Financial Position at September 30, 2017 and December 31, 2016, (v) Statement of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.

* Data required by Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share, is provided in Note 15 to the Consolidated Financial Statements in this Report.

114 2017 3Q FORM 10-Q

OTHER ITEMS

FORM 10-Q CROSS REFERENCE INDEX

Item Number		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	66-113

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-59

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Not applicable(a)

Item 4.	Controls and Procedures	60

Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	62-63

Item 1A.	Risk Factors	Not applicable(b)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3.	Defaults Upon Senior Securities	Not applicable

Item 4.	Mine Safety Disclosures	51

Item 5.	Other Information	Not applicable

Item 6.	Exhibits	114

Signatures		116

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

2017 3Q FORM 10-Q 115

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
October 30, 2017	/s/ Jan R. Hauser
Date	Jan R. Hauser Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

116 2017 3Q FORM 10-Q