Form 10-Q
period 2018-03-31
GENERAL ELECTRIC CO
filed 2018-05-01
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 8,685,338,000 shares of common stock with a par value of $0.06 per share outstanding at March 31, 2018.

FORWARD LOOKING STATEMENTS

FORWARD LOOKING STATEMENTS

Our public communications and SEC filings may contain "forward-looking statements" - that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "estimate," "forecast," "target," "preliminary," or "range."

Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about potential business or asset dispositions or other restructuring and our ongoing portfolio review; GE and GE Capital liquidity; future charges and capital contributions that may be required in connection with GE Capital’s run-off insurance operations, and related GE Capital portfolio actions; revenues; organic growth; cash flows and cash conversion, including the impact of working capital, contract assets and pension funding contributions; earnings per share, including the impact of the new revenue recognition accounting standard and U.S. tax reform; growth and productivity associated with our Digital and Additive businesses; profit margins; cost structure and plans to reduce costs; restructuring, goodwill impairment or other financial charges; tax rates; transaction-related synergies, proceeds and gains; returns on capital and investment; capital allocation, including organic investment, dividends and other priorities; or capital structure and access to funding, including credit ratings and outlooks, debt-to-earnings ratios and leverage.

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•
our execution of GE Industrial and GE Capital business or asset dispositions, including sale prices, the timing of disposition proceeds and potential trailing liabilities, as well as our ongoing portfolio review;

•	GE's liquidity and the amount and timing of our GE Industrial cash flows and earnings, which may be impacted by customer, competitive, contractual and other dynamics and conditions;

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

•
customer actions or market developments such as reduced demand for equipment and services and other challenges in our Power business, other shifts in the competitive landscape for our products and services, changes in economic conditions, including oil prices, early aircraft retirements and other factors that may affect the level of demand and financial performance of the major industries and customers we serve;

•
changes in law, economic and financial conditions, including the effect of enactment of U.S. tax reform or other tax law changes, trade policy and tariffs, interest and exchange rate volatility, commodity and equity prices and the value of financial assets;

•
GE Capital's liquidity, the impact of conditions in the financial and credit markets on GE Capital’s ability to sell financial assets, the availability and cost of GE Capital funding and GE Capital’s exposure to counterparties;

•
pending and future mortgage loan repurchase claims, other litigation claims and the U.S. Department of Justice’s investigation under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and other investigations in connection with WMC, which may affect our estimates of liability, including possible loss estimates;

•	our ability to launch new products in a cost-effective manner;

•	our ability to increase margins through restructuring and other cost reduction measures;

•	our ability to convert pre-order commitments/wins into orders/bookings;

•	the price we realize on orders/bookings since commitments/wins are stated at list prices;

•	the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of WMC, Alstom, SEC and other investigative and legal proceedings;

•
our success in completing, including obtaining regulatory approvals and satisfying other closing conditions for, announced transactions on favorable economic terms, such as our plans to sell our Industrial Solutions business, the substantial majority of our Lighting segment or other dispositions that we may pursue;

•
our success in integrating acquired businesses and operating joint ventures, and our ability to realize revenue and cost synergies from announced transactions, acquired businesses and joint ventures, including Alstom and Baker Hughes, a GE company (BHGE);

•	the impact of potential product safety failures and related reputational effects;

•	the impact of potential information technology, cybersecurity or data security breaches;

•	the other factors that are described in “Forward-Looking Statements” in BHGE's most recent earnings release or SEC filing; and

•	the other factors that are described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.
These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.  We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.

2018 1Q FORM 10-Q 3

MD&A

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

PRESENTATION

The consolidated financial statements of General Electric Company (the Company) combine the industrial manufacturing and services businesses of General Electric Company (GE) with the financial services businesses of GE Capital Global Holdings, LLC (GE Capital or Financial Services).

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

•
GE – the adding together of all affiliates except GE Capital, whose continuing operations are presented on a one-line basis, giving effect to the elimination of transactions among such affiliates. As GE presents the continuing operations of GE Capital on a one-line basis, certain intercompany profits resulting from transactions between GE and GE Capital have been eliminated at the GE level. We present the results of GE in the center column of our consolidated statements of earnings (loss), financial position and cash flows. An example of a GE metric is GE cash from operating activities (GE CFOA).

•	General Electric Capital Corporation or GECC – predecessor to GE Capital Global Holdings, LLC.

•	GE Capital Global Holdings, LLC or GECGH – the adding together of all affiliates of GECGH, giving effect to the elimination of transactions among such affiliates.

•
GE Capital or Financial Services – refers to GECGH and is the adding together of all affiliates of GE Capital giving effect to the elimination of transactions among such affiliates. We present the results of GE Capital in the right-side column of our consolidated statements of earnings (loss), financial position and cash flows.

•
GE consolidated – the adding together of GE and GE Capital, giving effect to the elimination of transactions between the two. We present the results of GE consolidated in the left-side column of our consolidated statements of earnings (loss), financial position and cash flows.

•
GE Industrial – GE excluding the continuing operations of GE Capital. We believe that this provides investors with a view as to the results of our industrial businesses and corporate items. An example of a GE Industrial metric is GE Industrial free cash flows (Non-GAAP), as defined in Other Terms Used by GE below.

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

4 2018 1Q FORM 10-Q

MD&A

Discussions throughout this MD&A are based on continuing operations unless otherwise noted.

The MD&A should be read in conjunction with the Financial Statements and Notes to the consolidated financial statements.

OTHER TERMS USED BY GE

•
Backlog and remaining performance obligation (RPO) – backlog is unfilled customer orders for products and product services (expected life of contract sales for product services). RPO, a defined term under GAAP, is backlog excluding any contract with a termination clause without substantive penalty and firm purchase orders not yet received even though the probability of cancellation has been historically remote. We plan to continue reporting backlog as we believe that it is a useful metric for investors, given its relevance to total orders.

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

•
GE Industrial free cash flows (Non-GAAP) – GE CFOA adjusted for gross GE additions to property, plant and equipment and internal-use software, which are included in cash flows from investing activities, and excluding dividends from GE Capital, GE Pension Plan funding, and taxes related to business sales.

•
Adjusted GE Industrial free cash flows (Non-GAAP) – GE Industrial free cash flows adjusted for Oil & Gas CFOA, gross Oil & Gas additions to property, plant and equipment and internal-use software, and including the BHGE Class B shareholder dividend.

•
GE Industrial operating profit margin – GE total revenues plus other income minus GE total costs and expenses less GE interest and other financial charges and non-operating benefit costs divided by GE total revenues plus other income.

•	Adjusted GE Industrial operating profit margin (Non-GAAP) – GE Industrial operating profit margin excluding gains and restructuring and other charges plus noncontrolling interests.

•
GE Industrial structural costs (Non-GAAP) – Industrial structural cost include segment structural costs excluding the impact of restructuring and other charges, business acquisitions and dispositions, foreign exchange, plus total Corporate operating profit excluding restructuring and other charges and gains. The Baker Hughes acquisition is represented on a pro-forma basis.

•	Net earnings (loss) – we refer to the caption “net earnings (loss) attributable to GE common shareowners” as net earnings.

•	Net earnings (loss) per share (EPS) – when we refer to net earnings (loss) per share, it is the diluted per-share amount of “net earnings attributable to GE common shareowners.”

•	Operating earnings – GE earnings from continuing operations attributable to common shareowners excluding the impact of non-operating benefit costs.

•	Operating earnings per share – when we refer to operating earnings per share, it is the diluted per-share amount of “operating earnings.”

•	Adjusted earnings - GE earnings from continuing operations excluding the impact of non-operating benefit costs, gains and restructuring and other items, after tax.

•	Adjusted earnings per share – when we refer to adjusted earnings per share, it is the diluted per-share amount of “adjusted earnings.”

•	Organic revenues (Non-GAAP) – revenues excluding the effects of acquisitions, dispositions and translational foreign currency exchange.

•
Product services agreements – contractual commitments, with multiple-year terms, to provide specified services for products in our Power, Renewable Energy, Oil & Gas, Aviation and Transportation installed base – for example, monitoring, maintenance, service and spare parts for a gas turbine/generator set installed in a customer’s power plant.

•	Revenues – revenues comprise sales of goods, sales of services for our industrial businesses and GE Capital revenues from services for our financial services businesses.

•
Segment profit – refers to the operating profit of the industrial segments and the net earnings of the Financial Services segment, both of which include other income. See the Segment Operations section within the MD&A for a description of the basis for segment profits.

2018 1Q FORM 10-Q 5

MD&A

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

NON-GAAP FINANCIAL MEASURES

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under the U.S. Securities and Exchange Commission (SEC) rules. Specifically, we have referred, in various sections of this report, to:

•	GE Industrial segment organic revenues

•	GE Industrial structural costs

•	GE pre-tax earnings from continuing operations, excluding GE Capital earnings (loss) from continuing operations and the corresponding effective tax rates

•	Adjusted earnings and earnings per share

•	Adjusted GE Industrial operating profit and operating profit margin (excluding certain items)

•	GE Industrial Free Cash Flow (FCF) and Adjusted GE Industrial FCF

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

6 2018 1Q FORM 10-Q

MD&A	KEY PERFORMANCE INDICATORS

KEY PERFORMANCE INDICATORS

2018 REVENUES PERFORMANCE
Three months ended March 31
Industrial Segment	9%
Industrial Segment Organic (Non-GAAP)	(4)%
Financial Services	(19)%

GE INDUSTRIAL ORDERS AND BACKLOG
	Three months ended March 31
(Dollars in billions)	2018	2017

Orders
Equipment	$13.0	$12.2
Services	14.5	12.9
Total(a)	$27.4	$25.1

Backlog
Equipment	$85.7	$83.3
Services	286.7	263.2
Total	$372.3	$346.5
(a)    Included $2.6 billion related to Baker Hughes in 2017.

GE INDUSTRIAL COSTS (GAAP) AND GE INDUSTRIAL STRUCTURAL COSTS (NON-GAAP)
	Three months ended March 31
(Dollars in billions)	2018	2017

GE Industrial costs excluding interest and financial charges and non-operating benefit costs (GAAP)	$25.0	$23.6
GE Industrial structural costs (Non-GAAP)	5.7	6.5

GE INDUSTRIAL OPERATING PROFIT MARGINS (GAAP) AND ADJUSTED GE INDUSTRIAL OPERATING PROFIT MARGINS (NON-GAAP)
	Three months ended March 31
(Dollars in billions)	2018	2017

GE Industrial operating profit margins (GAAP)	7.7%	5.2%
Adjusted GE Industrial operating profit margins (Non-GAAP)	10.2%	9.6%

EARNINGS
	Three months ended March 31
(Dollars in billions; per-share amounts in dollars)	2018	2017

Continuing earnings (loss) (GAAP)	$0.4	$0.1
Net earnings (loss) (GAAP)	(1.2)	(0.1)
Operating earnings (loss) (GAAP)	0.9	0.5
Adjusted earnings (loss) (Non-GAAP)	1.4	1.2

Continuing earnings (loss) per share (GAAP)	$0.04	$0.01
Net earnings (loss) per share (GAAP)	(0.14)	(0.01)
Operating earnings (loss) per share (GAAP)	0.10	0.06
Adjusted earnings (loss) per share (Non-GAAP)	0.16	0.14

GE CFOA (GAAP) AND GE INDUSTRIAL AND ADJUSTED GE INDUSTRIAL FREE CASH FLOWS (NON-GAAP)
	Three months ended March 31
(Dollars in billions)	2018	2017

GE CFOA (GAAP)	$(1.0)	$0.4
GE Industrial free cash flows (Non-GAAP)	(1.7)	(2.7)
Adjusted GE Industrial free cash flows (Non-GAAP)	(1.7)	(2.7)

2018 1Q FORM 10-Q 7

MD&A	CONSOLIDATED RESULTS

CONSOLIDATED RESULTS

2018 DEVELOPMENTS

•
In the fourth quarter of 2017, we announced our plan to significantly reduce the size of our Board of Directors at the 2018 annual shareowners meeting. On April 25, 2018, 12 directors were elected to the Board of Directors, with increased focus on relevant industry expertise, capital allocation and accounting and financial reporting.

•
During the first quarter of 2018, we recorded a reserve of $1.5 billion in discontinued operations in connection with the U.S. Department of Justice's (DOJ) ongoing investigation regarding potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) by WMC and GE Capital. See Legal Proceedings and Note 19 to the consolidated financial statements for further information.

•
In April 2018, we announced an agreement to sell our Enterprise Financial Management, Ambulatory Care Management and Workforce Management assets, comprising our Healthcare segment’s Value-Based Care Division, to Veritas Capital, a private equity investment firm, for approximately $1.0 billion in cash. The deal is expected to close in the third quarter of 2018, subject to customary closing conditions and regulatory approval.

FIRST QUARTER 2018 RESULTS
Overall, our consolidated continuing results in the first quarter were in line with our expectations. After adjusting for incremental Baker Hughes revenues of $2.6 billion, adjusted consolidated revenues* were $26.1 billion, down $0.8 billion or 3%. The decline in revenues was a result of lower industrial segment revenues of $0.9 billion, or 4%, organically* driven principally by our Power and Oil & Gas segments. Excluding our Power and Oil & Gas segments, industrial segment revenues increased $0.2 billion, or 2%, organically* as Aviation and Healthcare experienced revenue growth versus the prior year period.

Continuing earnings per share was $0.04, and adjusted earnings per share* was $0.16, due to a $0.7 billion decrease in Corporate costs, partially offset by a $0.1 billion, or 5%, decrease in industrial segment profit.

For the three months ended March 31, 2018, restructuring and other charges were $0.05 per share, including $0.02 per share related to BHGE integration and deal related costs. In total, restructuring and other items were $0.6 billion before tax, with restructuring charges totaling about $0.4 billion and businesses development charges totaling $0.2 billion. Subsequent to the Baker Hughes transaction and for the first quarter of 2018, $0.2 billion of restructuring charges related to BHGE are reported within our Oil & Gas segment.

For the three months ended March 31, 2018, GE Industrial profit was $2.1 billion and GE Industrial margins were 7.7%, up $0.8 billion, or 250 basis points, largely driven by a reduction in Corporate costs of $0.7 billion primarily due to decreased restructuring and other costs and gains (losses) on business dispositions of $0.5 billion and decreased adjusted Corporate operating costs* of $0.2 billion. Industrial segment profit decreased $0.1 billion, or 5%, primarily due to lower results within our Power and Oil & Gas segments, partially offset by the performance of our Aviation and Healthcare segments. In the first quarter of 2018, we delivered $0.8 billion of structural cost* reduction, excluding the effects of acquisition and disposition activity and with Baker Hughes on a pro forma basis.

GE CFOA was $(1.0) billion and $0.4 billion for the three months ended March 31, 2018 and 2017, respectively. The decline in GE CFOA is primarily due to a $2.0 billion decrease in dividends from GE Capital. GE CFOA was also impacted by lower earnings from Power and Oil & Gas, as well as higher cash used for working capital compared to 2017, partially offset by Aviation, Healthcare and strong Corporate cost reduction. Additionally, GE CFOA was negatively impacted by GE Pension Plan contributions of $0.3 billion in 2018, compared to no such contributions in the prior year. GE did not receive a common share dividend distribution from GE Capital in the first quarter of 2018, and it does not expect to receive such dividend distributions from GE Capital for the foreseeable future.

*Non-GAAP Financial Measure

8 2018 1Q FORM 10-Q

MD&A	CONSOLIDATED RESULTS

CONSOLIDATED RESULTS

THREE MONTHS ENDED MARCH 31

REVENUES
(Dollars in billions)	2018	2017

Consolidated revenues	$28.7	$26.9

Industrial segment revenues(a)	$27.4	$25.2
Corporate revenues and Industrial eliminations	(0.5)	(0.4)
GE Industrial revenues(a)	$26.9	$24.8

Financial services revenues	$2.2	$2.7

(a)
GE Industrial refers to GE excluding the continuing operations of GE Capital. Industrial segment refers to the sum of our seven industrial reporting segments, without giving effect to corporate items or the elimination of transactions among such segments and between these segments and our Financial Services segment.

COMMENTARY: 2018 - 2017

Consolidated revenues increased $1.8 billion, or 7%, primarily driven by increased industrial segment revenues of $2.2 billion, partially offset by decreased Financial Services revenues of $0.5 billion. The overall impact of foreign currency movements on consolidated revenues was an increase of $0.9 billion. Below are descriptions of the components:

•
GE Industrial revenues increased $2.1 billion, or 9%, due to an increase in industrial segment revenues of $2.2 billion offset by a decrease in Corporate revenues and Industrial eliminations of $0.1 billion.

Industrial segment revenues increased $2.2 billion, or 9%, as increases at Oil & Gas, Aviation and Healthcare were partially offset by decreases at Power, Renewable Energy, Transportation and Lighting. This increase was driven by the net effects of acquisitions of $2.7 billion, primarily attributable to Baker Hughes, and the effects of a weaker U.S. dollar of $0.9 billion, partially offset by the net effects of dispositions of $0.5 billion, primarily attributable to the absence of Water following its sale in the third quarter of 2017. Excluding the effects of acquisitions, dispositions and foreign currency translation, industrial segment organic revenues* decreased $0.9 billion.

•	Financial Services revenues decreased $0.5 billion, or 19%, primarily due to organic revenue declines and lower gains.

*Non-GAAP Financial Measure

2018 1Q FORM 10-Q 9

MD&A	CONSOLIDATED RESULTS

THREE MONTHS ENDED MARCH 31

EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE
(Dollars in billions; per-share amounts in dollars; attributable to GE common shareowners)	2018	2017

Continuing earnings(a)	$0.4	$0.1

Continuing earnings per share	$0.04	$0.01
(a)    Also referred to as "Earnings from continuing operations attributable to GE common shareowners"

In the below discussion, GE Industrial refers to GE excluding the continuing operations of GE Capital. Industrial segment refers to the sum of our seven industrial reporting segments, without giving effect to corporate items or the elimination of transactions among such segments and between these segments and our Financial Services segment.

COMMENTARY: 2018 - 2017

Consolidated continuing earnings increased $0.2 billion due to increased GE Industrial continuing earnings of $0.6 billion, partially offset by increased Financial Services losses of $0.2 billion, increased GE Industrial income taxes of $0.1 billion and increased interest and other financial charges of $0.1 billion.
GE Industrial earnings increased $0.6 billion, or 44%, driven by an increase in Corporate profit of $0.7 billion, partially offset by a decrease in industrial segment profit of $0.1 billion.
Corporate profit increased $0.7 billion primarily attributable to decreased restructuring and other costs and gains (losses) on business dispositions of $0.5 billion and decreased adjusted Corporate operating costs* of $0.2 billion.
Industrial segment profit decreased $0.1 billion, or 5%, with decreases at Oil & Gas, Power and Lighting partially offset by higher earnings at Aviation, Healthcare, Transportation and Renewable Energy. This decrease in industrial segment profit was primarily driven by restructuring and business development costs related to Baker Hughes of $0.3 billion and the net effects of dispositions of $0.1 billion, partly associated with the absence of Water following its sale in the third quarter of 2017, partially offset by the net effects of acquisitions $0.1 billion, largely associated with Baker Hughes. Excluding these items, industrial segment organic profit* increased $0.1 billion.

•	Foreign exchange adversely affected GE Industrial operating earnings by an insignificant amount in the first quarter of 2018.

•
Financial Services losses increased $0.2 billion, mainly due to lower gains, lower earnings from asset levels due to the reduction in GE Capital, costs associated with calling debt, and a loss related to updates to the U.S. tax reform impact on energy investments, partially offset by lower corporate and restructuring costs.

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

Revenues were $1.0 billion for the three months ended March 31, 2018, an increase of $0.1 billion or 10% compared to revenues of $0.9 billion for the three months ended March 31, 2017. These increases were primarily driven by Oil & Gas, Power, Aviation and Healthcare.

Orders were $0.9 billion for both the three months ended March 31, 2018 and 2017. Increases in Transportation, Renewable Energy, Oil & Gas and Healthcare were offset by declines in Power, Current and non-GE Verticals.

*Non-GAAP Financial Measure

10 2018 1Q FORM 10-Q

MD&A	SEGMENT OPERATIONS

SEGMENT OPERATIONS

REVENUES AND PROFIT

Segment revenues include sales of products and services related to the segment.

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

Segment profit excludes results reported as discontinued operations and material accounting changes other than those applied retrospectively. Segment profit also excludes the portion of earnings or loss attributable to noncontrolling interests of consolidated subsidiaries, and as such only includes the portion of earnings or loss attributable to our share of the consolidated earnings or loss of consolidated subsidiaries.

Segment profit excludes or includes interest and other financial charges, non-operating benefit costs, income taxes, and preferred stock dividends according to how a particular segment’s management is measured:

•
Interest and other financial charges, income taxes, non-operating benefit costs and GE preferred stock dividends are excluded in determining segment profit (which we sometimes refer to as “operating profit”) for the industrial segments.

•
Interest and other financial charges, income taxes, non-operating benefit costs and GE Capital preferred stock dividends are included in determining segment profit (which we sometimes refer to as “net earnings”) for the Capital segment.

Other income is included in segment profit for the industrial segments.

Certain corporate costs, such as shared services, employee benefits, and information technology, are allocated to our segments based on usage. A portion of the remaining corporate costs is allocated based on each segment’s relative net cost of operations.

SIGNIFICANT SEGMENT DEVELOPMENTS

CLASSIFICATION OF THE SUBSTANTIAL MAJORITY OF OUR LIGHTING SEGMENT AS HELD FOR SALE

In February 2018, we entered into an agreement to sell our GE Lighting business in Europe, the Middle East, Africa and Turkey and our Global Automotive Lighting business to a company controlled by a former GE executive in the region. We expect to close substantially all of this deal in the second quarter of 2018.

2018 1Q FORM 10-Q 11

MD&A	SEGMENT OPERATIONS

SUMMARY OF OPERATING SEGMENTS

	Three months ended March 31
(In millions)	2018	2017	V%

Revenues
Power(a)	$7,222	$7,940	(9)%
Renewable Energy	1,646	1,767	(7)%
Oil & Gas	5,385	3,086	74%
Aviation	7,112	6,673	7%
Healthcare	4,702	4,305	9%
Transportation	872	979	(11)%
Lighting(a)	456	462	(1)%
Total industrial segment revenues	27,395	25,213	9%
Capital	2,173	2,681	(19)%
Total segment revenues	29,569	27,894	6%
Corporate items and eliminations	(908)	(1,013)	10%
Consolidated revenues	$28,660	$26,881	7%

Segment profit (loss)
Power(a)	$273	$438	(38)%
Renewable Energy	77	70	10%
Oil & Gas(b)	(144)	260	U
Aviation	1,603	1,273	26%
Healthcare	735	661	11%
Transportation	130	95	37%
Lighting(a)	1	10	(90)%
Total industrial segment profit	2,675	2,807	(5)%
Capital	(215)	(47)	U
Total segment profit (loss)	2,460	2,760	(11)%
Corporate items and eliminations	(653)	(1,402)	53%
GE interest and other financial charges	(642)	(564)	(14)%
GE non-operating benefit costs	(684)	(649)	(5)%
GE benefit (provision) for income taxes	(112)	(23)	U
Earnings (loss) from continuing operations attributable to GE common shareowners	369	122	F
Earnings (loss) from discontinued operations, net of taxes	(1,553)	(239)	U
Less net earnings attributable to
noncontrolling interests, discontinued operations	—	—
Earnings (loss) from discontinued operations,
net of tax and noncontrolling interest	(1,553)	(239)	U
Consolidated net earnings (loss) attributable to the GE common shareowners	$(1,184)	$(117)	U

(a)
Beginning in the third quarter of 2017, the Energy Connections business within the former Energy Connections & Lighting segment was combined with the Power segment and presented as one reporting segment called Power. As a result of this combination, our GE Lighting and Current, powered by GE (Current) businesses are now reported as a separate segment called Lighting.

(b)	Oil & Gas segment operating profit excluding restructuring and other charges was $181 million for the three months ended March 31, 2018.

12 2018 1Q FORM 10-Q

MD&A	SEGMENT OPERATIONS

SEGMENT RESULTS – THREE MONTHS ENDED MARCH 31

INDUSTRIAL SEGMENT REVENUES	Three months ended March 31
(Dollars in billions)	2018	2017

Revenues
Equipment(a)(c)	$12.8	$12.9
Services(b)(c)	14.6	12.4
Total(d)	$27.4	$25.2

(a)	In 2018, $11.7 billion, excluding $1.1 billion related to Baker Hughes*.

(b)	In 2018, $13.1 billion, excluding $1.5 billion related to Baker Hughes*.

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

INDUSTRIAL SEGMENT PROFIT AND PROFIT MARGIN	Three months ended March 31
(Dollars in billions)	2018	2017

Segment profit(a)	$2.7	$2.8
Segment profit margin	9.8%	11.1%

(a)	In 2018, $2.9 billion, excluding $(0.2) billion related to Baker Hughes*.

2018 – 2017 COMMENTARY

•
Industrial segment revenues increased $2.2 billion, or 9%, driven by increases at Oil & Gas primarily due to Baker Hughes, Aviation and Healthcare, partially offset by decreases at Power, Renewable Energy, Transportation and Lighting.

•
Industrial segment profit decreased $0.1 billion, or 5%, driven by lower earnings at Oil & Gas primarily due to restructuring costs associated with Baker Hughes, Power driven by lower volume, unfavorable price and the absence of Water. These decreases were partially offset by higher earnings at Aviation, Healthcare and Renewable Energy.

•
Industrial segment margin decreased 130 basis points to 9.8% in 2018 from 11.1% in 2017 driven by negative variable cost productivity, price pressure and business mix. The decrease in industrial segment margin reflects decreases at Oil & Gas, Power and Lighting, offset by increases at Transportation, Aviation, Renewable Energy and Healthcare.

RECONCILIATION OF INDUSTRIAL BACKLOG TO REMAINING PERFORMANCE OBLIGATION
	March 31, 2018
(Dollars in billions)	Equipment	Services	Total

Backlog	$85.7	$286.7	$372.3
Adjustments	(31.9)	(87.8)	(119.8)
Remaining Performance Obligation	$53.7	$198.8	$252.5

Remaining performance obligation is a defined term under GAAP. See Other Terms Used section within MD&A and Note 9 to the consolidated financial statements for further information. Adjustments to reported backlog are largely driven by the Aviation business: (1) backlog includes engine contracts for which we have received purchase orders that are cancelable. We have included these in backlog as our historical experience has shown no net cancellations, as any canceled engines are typically moved by the airframer to other program customers; (2) our services backlog includes contracts that are cancelable without substantial penalty, primarily time and materials contracts; (3) backlog includes engines contracted under long-term service agreements, even if the engines have not yet been put into service.

*Non-GAAP Financial Measure

2018 1Q FORM 10-Q 13

MD&A	SEGMENT OPERATIONS | POWER

POWER

OPERATIONAL OVERVIEW

SUB-SEGMENT REVENUES	Three months ended March 31
(Dollars in billions)	2018	2017

Gas Power Systems(a)	$1.5	$2.1
Power Services	2.8	2.6
Steam Power Systems	0.5	0.4
Energy Connections(b)	2.2	2.2
Other(c)	0.2	0.7
Total segment revenues	$7.2	$7.9

(a) Includes Distributed Power (b) Includes Industrial Solutions, Grid Solutions, Power Conversion and Automation & Controls (c) Includes Water & Process Technologies and GE Hitachi Nuclear

ORDERS AND BACKLOG	Three months ended March 31
(Dollars in billions)	2018	2017

Orders
Equipment	$2.3	$3.9
Services	3.2	4.0
Total	$5.6	$7.9

Backlog
Equipment	$25.8	$25.8
Services	70.2	72.0
Total	$95.9	$97.8

UNIT SALES
	1Q 2018	1Q 2017	V
Gas Turbines	12	20	(8)

14 2018 1Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | POWER

FINANCIAL OVERVIEW

SEGMENT REVENUES	Three months ended March 31
(Dollars in billions)	2018	2017

Revenues
Equipment	$3.5	$4.2
Services	3.7	3.8
Total	$7.2	$7.9

SEGMENT PROFIT AND PROFIT MARGIN	Three months ended March 31
(Dollars in billions)	2018	2017

Segment profit	$0.3	$0.4
Segment profit margin	3.8%	5.5%

COMMENTARY: 2018 - 2017
Segment revenues down $0.7 billion (9%);
Segment profit down $0.2 billion (38%):

•
The power market was softer than expected during the first quarter of 2018 due to energy efficiency, renewable energy penetration and delays in expected orders. The overall market for new gas orders in 2018 is trending to less than 30 gigawatts. In addition, excess capacity in developed markets, continued pressure in oil and gas applications and macroeconomic and geopolitical environments have created softening demand for gas turbines.

•
Equipment revenues decreased primarily at Gas Power Systems due to lower unit sales, including nine fewer aeroderivative units as well as eight fewer gas turbines and 11 fewer Heat Recovery Steam Generators. Services revenues decreased primarily due to the absence of Water following the sale in September 2017 as well as 15 fewer AGP upgrades, partially offset by an increase in revenues at Power Services driven by higher outages and field service repairs. Revenues also decreased due to price pressure, offset by the effects of a weaker U.S. dollar versus the euro.

•
The decrease in profit was due to lower volume, price pressure and the absence of Water, partially offset by $0.4 billion of structural cost* reduction, excluding the effects of acquisition and disposition activity and foreign exchange.

*Non-GAAP Financial Measure

2018 1Q FORM 10-Q 15

MD&A	SEGMENT OPERATIONS | RENEWABLE ENERGY

RENEWABLE ENERGY

OPERATIONAL OVERVIEW

SUB-SEGMENT REVENUES	Three months ended March 31
(Dollars in billions)	2018	2017

Onshore Wind	$1.3	$1.5
Offshore Wind	0.2	—
Hydro	0.2	0.2
Total segment revenues	$1.6	$1.8

ORDERS AND BACKLOG	Three months ended March 31
(Dollars in billions)	2018	2017

Orders
Equipment	$2.1	$1.7
Services	0.3	0.4
Total	$2.4	$2.1

Backlog
Equipment	$8.5	$6.9
Services	7.5	5.6
Total	$16.0	$12.5

UNIT SALES
	1Q 2018	1Q 2017	V
Wind Turbines	352	539	(187)

16 2018 1Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | RENEWABLE ENERGY

FINANCIAL OVERVIEW

SEGMENT REVENUES	Three months ended March 31
(Dollars in billions)	2018	2017

Revenues
Equipment	$1.2	$1.5
Services	0.4	0.3
Total	$1.6	$1.8

SEGMENT PROFIT AND PROFIT MARGIN	Three months ended March 31
(Dollars in billions)	2018	2017

Segment profit	$0.1	$0.1
Segment profit margin	4.7%	4.0%

COMMENTARY: 2018 - 2017
Segment revenues down $0.1 billion (7%);
Segment profit up 10%:

•
The renewable energy market remains competitive, particularly in onshore wind. The onshore wind market continues to see megawatt growth as customer preference has shifted from 1.X models to larger, more efficient units. However, overcapacity in the industry, the move to auctions in international markets and U.S. tax reform contributed to continued pricing pressure in the first quarter of 2018.

•
Equipment volume decreased due to 187 fewer wind turbine shipments on a unit basis, or 31% fewer megawatts shipped, than in the prior year. This decrease was primarily driven by lower U.S. volume as the first quarter of 2017 included the fulfillment of the Safe Harbor transactions signed in the fourth quarter of 2016. Services volume increased due to 112 more repower units at Onshore Wind. Revenues also increased due to the acquisition of LM Wind in April 2017, which contributed $0.1 billion of inorganic revenue growth in the first quarter of 2018, and the effects of a weaker U.S. dollar versus the euro and the Chinese renminbi, partially offset by pricing pressure.

•	The increase in profit was due to structural and product cost-out actions, partially offset by price pressure and lower volume.

2018 1Q FORM 10-Q 17

MD&A	SEGMENT OPERATIONS | OIL & GAS

OIL & GAS

OPERATIONAL OVERVIEW

SUB-SEGMENT REVENUES	Three months ended March 31
(Dollars in billions)	2018	2017

Turbomachinery & Process Solutions (TPS)	$1.4	$1.7
Oilfield Services (OFS)(a)	2.7	0.2
Oilfield Equipment (OFE)(b)	0.7	0.7
Digital Solutions	0.6	0.5
Total segment revenues	$5.4	$3.1

(a) Previously referred to as Surface (b) Previously referred to as Subsea Systems & Drilling

ORDERS AND BACKLOG	Three months ended March 31
(Dollars in billions)	2018	2017

Orders
Equipment	$1.9	$0.8
Services	3.3	1.8
Total(a)	$5.2	$2.6
(a) Included $2.6 billion related to Baker Hughes in 2018

Backlog
Equipment	$5.3	$6.0
Services	16.6	14.8
Total	$21.8	$20.8

18 2018 1Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | OIL & GAS

FINANCIAL OVERVIEW

SEGMENT REVENUES	Three months ended March 31
(Dollars in billions)	2018	2017

Revenues
Equipment(a)	$2.2	$1.3
Services(b)	3.2	1.8
Total	$5.4	$3.1
(a) $1.2 billion, excluding $1.1 billion related to Baker Hughes* in 2018 (b) $1.7 billion, excluding $1.5 billion related to Baker Hughes* in 2018

SEGMENT PROFIT AND PROFIT MARGIN	Three months ended March 31
(Dollars in billions)	2018	2017

Segment profit(a)	$(0.1)	$0.3
Segment profit margin(b)	(2.7)%	8.4%
(a) $0.1 billion, excluding $(0.2) billion related to Baker Hughes* in 2018 (b) 2.1%, excluding (7.9)% related to Baker Hughes* in 2018

COMMENTARY: 2018 - 2017
Segment revenues up $2.3 billion (74%);
Segment profit down $0.4 billion:

•
Stability in the oil and gas market since the second half of 2017 has led to continued improvements in activity. North American onshore rig count has continued to grow, and international rig count has also seen moderate increases. Offshore projects remain subject to increases in customer spending behavior, and final investment decisions on liquefied natural gas (LNG) projects are also expected to start in late 2018 as the market continues to be oversupplied.

•
The Baker Hughes acquisition in July 2017 contributed $2.6 billion of inorganic revenue growth in the first quarter of 2018. Legacy Oil & Gas equipment and services revenues decreased due to lower volume primarily at TPS and OFE as a result of the market conditions and lower opening backlog. These decreases were partially offset by the effects of a weaker U.S. dollar versus the euro.

•
The decrease in profit was primarily driven by negative variable cost productivity and restructuring and other charges, partially offset by increased volume from Baker Hughes and synergies delivered from combining the two companies.

*Non-GAAP Financial Measure

2018 1Q FORM 10-Q 19

MD&A	SEGMENT OPERATIONS | AVIATION

AVIATION

OPERATIONAL OVERVIEW

SUB-SEGMENT REVENUES	Three months ended March 31
(Dollars in billions)	2018	2017

Commercial Engines & Services	$5.3	$5.0
Military	1.0	0.9
Systems & Other	0.9	0.8
Total segment revenues	$7.1	$6.7

ORDERS AND BACKLOG	Three months ended March 31
(Dollars in billions)	2018	2017

Orders
Equipment	$3.2	$2.7
Services	5.0	4.5
Total	$8.1	$7.2

Backlog
Equipment	$34.5	$34.5
Services	167.1	144.7
Total	$201.6	$179.2

UNIT SALES
	1Q 2018	1Q 2017	V
Commercial Engines	651	627	24
LEAP Engines(a)	186	77	109
Military Engines	138	120	18
Spares Rate(b)	$25.2	$21.7	$3.6
(a) LEAP engines are a subset of commercial engines (b) Commercial externally shipped spares and spares used in time & material shop visits in millions of dollars per day

20 2018 1Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | AVIATION

FINANCIAL OVERVIEW

SEGMENT REVENUES	Three months ended March 31
(Dollars in billions)	2018	2017

Revenues
Equipment	$2.5	$2.6
Services	4.6	4.1
Total	$7.1	$6.7

SEGMENT PROFIT AND PROFIT MARGIN	Three months ended March 31
(Dollars in billions)	2018	2017

Segment profit	$1.6	$1.3
Segment profit margin	22.5%	19.1%

COMMENTARY: 2018 - 2017
Segment revenues up $0.4 billion (7%);
Segment profit up $0.3 billion (26%):

•
Global passenger air travel continued to grow with revenue passenger kilometers (RPK) growth outpacing the five-year average and demand exceeding capacity. Industry-load factors remained above 80%. Air freight volume also increased, particularly in international markets, with freight ton kilometers (FTK) demand also exceeding capacity for the quarter.

•
Services revenue increased primarily due to a higher commercial spares shipment rate, as well as higher prices. Equipment revenues decreased slightly due to lower legacy and GEnx Commercial engine shipments, partially offset by more LEAP and Military engine shipments.

•
The increase in profit was mainly due to higher spare engine shipments, product and structural cost productivity and higher prices. These increases were partially offset by an unfavorable business mix driven by negative LEAP margin impact.

2018 1Q FORM 10-Q 21

MD&A	SEGMENT OPERATIONS | HEALTHCARE

HEALTHCARE

OPERATIONAL OVERVIEW

SUB-SEGMENT REVENUES	Three months ended March 31
(Dollars in billions)	2018	2017

Healthcare Systems	$3.3	$3.0
Life Sciences	1.1	1.0
Healthcare Digital	0.2	0.3
Total segment revenues	$4.7	$4.3

ORDERS AND BACKLOG	Three months ended March 31
(Dollars in billions)	2018	2017

Orders
Equipment	$2.7	$2.6
Services	2.1	2.0
Total	$4.7	$4.5

Backlog
Equipment	$6.1	$5.6
Services	11.5	11.4
Total	$17.7	$17.0

FINANCIAL OVERVIEW

SEGMENT REVENUES	Three months ended March 31
(Dollars in billions)	2018	2017

Revenues
Equipment	$2.6	$2.3
Services	2.1	2.0
Total	$4.7	$4.3

SEGMENT PROFIT AND PROFIT MARGIN	Three months ended March 31
(Dollars in billions)	2018	2017

Segment profit	$0.7	$0.7
Segment profit margin	15.6%	15.4%

COMMENTARY: 2018 - 2017
Segment revenues up $0.4 billion (9%);
Segment profit up $0.1 billion (11%):

•
The Healthcare Systems global market continues to expand at low single digit rates, driven by strength in emerging markets, as these economies continue to expand their population’s access to healthcare, and slower growth in developed markets. The Life Sciences market continues to be strong, with the Bioprocess market growing at a high single digit rate, driven by growth in biologic drugs, and the contrast agents market growing at low single digit rates.

•
Services and equipment revenues increased due to higher volume in Healthcare Systems attributable to global growth in Imaging and Ultrasound in both developed regions such as Europe and developing regions such as China and emerging markets. Volume also increased in Life Sciences, driven by Bioprocess and Contrast Imaging. Revenues also increased due to the effects of a weaker U.S. dollar versus the euro, Chinese renminbi and pound sterling, partially offset by price pressure at Healthcare Systems.

•
The increase in profit was primarily driven by strong volume growth and cost productivity due to cost reduction actions including increasing digital automation, sourcing and logistic initiatives, design engineering and prior year restructuring actions. These increases were partially offset by price pressure at Healthcare Systems and investments in programs.

22 2018 1Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | TRANSPORTATION

TRANSPORTATION

OPERATIONAL OVERVIEW

SUB-SEGMENT REVENUES	Three months ended March 31
(Dollars in billions)	2018	2017

Locomotives	$0.2	$0.5
Services	0.5	0.4
Mining	0.1	—
Other(a)	0.1	0.1
Total segment revenues	$0.9	$1.0

(a) Includes Marine, Stationary, Drilling and Digital

ORDERS AND BACKLOG	Three months ended March 31
(Dollars in billions)	2018	2017

Orders
Equipment	$0.7	$0.5
Services	0.8	0.5
Total	$1.5	$1.0

Backlog
Equipment	$5.3	$4.4
Services	13.5	14.5
Total	$18.8	$18.9

UNIT SALES
	1Q 2018	1Q 2017	V
Locomotives	60	157	(97)

2018 1Q FORM 10-Q 23

MD&A	SEGMENT OPERATIONS | TRANSPORTATION

FINANCIAL OVERVIEW

SEGMENT REVENUES	Three months ended March 31
(Dollars in billions)	2018	2017

Revenues
Equipment	$0.3	$0.5
Services	0.6	0.5
Total	$0.9	$1.0

SEGMENT PROFIT AND PROFIT MARGIN	Three months ended March 31
(Dollars in billions)	2018	2017

Segment profit	$0.1	$0.1
Segment profit margin	14.9%	9.7%

COMMENTARY: 2018 - 2017
Segment revenues down $0.1 billion (11%);
Segment profit up 37%:

•
The North American market continues to see some fleet overcapacity (which is declining) and constrained spending by the railroads limiting fleet expansion. However, total rail volume increased 2.4% during the first quarter of 2018 driven primarily by an increase in intermodal traffic(a). With improving carload volume, the number of parked locomotives has decreased 18% from the prior year.

•
Equipment volume decreased primarily driven by lower locomotive shipments in North America due to continuing challenging market conditions. Services revenues increased as railroads are running their locomotives longer, and recently unparked locomotives tend to be older units in higher need of servicing and replacement parts, driving an increase in services volume and parts shipped.

•	The increase in profit was driven by favorable business mix from a higher proportion of services volume as well as lower engineering spend and the effects of restructuring actions.

(a)    Defined as when at least two modes of transportation are used to move freight.

24 2018 1Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | LIGHTING

LIGHTING

OPERATIONAL OVERVIEW

SUB-SEGMENT REVENUES	Three months ended March 31
(Dollars in billions)	2018	2017

Current	$0.2	$0.2
GE Lighting	0.2	0.2
Total segment revenues	$0.5	$0.5

ORDERS AND BACKLOG	Three months ended March 31
(Dollars in billions)	2018	2017

Orders
Equipment	$0.2	$0.2
Services	—	—
Total	$0.2	$0.2

Backlog
Equipment	$0.2	$0.1
Services	—	—
Total	$0.2	$0.1

FINANCIAL OVERVIEW

SEGMENT REVENUES	Three months ended March 31
(Dollars in billions)	2018	2017

Revenues
Equipment	$0.4	$0.5
Services	—	—
Total	$0.5	$0.5

SEGMENT PROFIT AND PROFIT MARGIN	Three months ended March 31
(Dollars in billions)	2018	2017

Segment profit	$—	$—
Segment profit margin	0.2%	2.2%

COMMENTARY: 2018 - 2017
Segment revenues down 1%;
Segment profit down 90%:

•
The traditional lighting market continued to be challenging in the first quarter of 2018 due to continued U.S. energy efficiency regulations and market shifts away from traditional lighting products in favor of more energy-efficient, cost-saving options.

•
Equipment revenues decreased due to lower traditional lighting product and solar sales and lower LED prices, partially offset by continued volume growth in LED. In addition, revenues further decreased due to Lighting regional exits outside of North America.

•
The decrease in profit was driven by lower prices and product mix, partially offset by material deflation, lower depreciation and amortization, and savings from restructuring, regional exits and decreased investment and controllable spending.

2018 1Q FORM 10-Q 25

MD&A	SEGMENT OPERATIONS | CAPITAL

CAPITAL

OPERATIONAL AND FINANCIAL OVERVIEW

SEGMENT & SUB-SEGMENT REVENUES	Three months ended March 31
(Dollars in billions)	2018	2017

GECAS	$1.2	$1.4
Industrial Finance	0.3	0.3
Insurance and Other Financing	0.7	0.8
EFS	—	0.1
Total segment revenues	$2.2	$2.7

SEGMENT PROFIT(a)
(Dollars in billions)	2018	2017

Profit	$(0.2)	$—
(a)    Interest and other financial charges, income taxes, non-operating benefit costs and GE Capital preferred stock dividends are included in determining segment profit for the Capital segment, which is included in continuing operations. See Note 2 to the consolidated financial statements for further information on discontinued operations.

SIGNIFICANT TRENDS & DEVELOPMENTS

•
GE Capital paid common dividends of $2.0 billion to GE in the three months ended March 31, 2017, and did not pay a dividend in the three months ended March 31, 2018. In addition, GE Capital does not expect to make a common share dividend distribution to GE for the foreseeable future.

•
In 2018, we announced plans to take actions to make GE Capital smaller and more focused, including a substantial reduction in the size of GE Capital’s Energy Financial Services and Industrial Finance businesses over the next 24 months.

•
In the three months ended March 31, 2018, GE Capital contributed capital to its insurance subsidiaries of $3.5 billion and expects to contribute approximately an additional $11 billion through 2024 subject to monitoring by the Kansas Insurance Department. GE is required to maintain specified capital levels at these insurance subsidiaries under capital maintenance agreements. We perform premium deficiency testing at least annually. Any future adverse changes in our assumptions could result in an increase to future policy benefit reserves. For example, a hypothetical five percent increase in future claim costs, holding all other assumptions constant, would result in a $1.5 billion increase to our future policy benefit reserves. Similarly, a hypothetical 25 basis point decline in expected investment yield, holding all other assumptions constant, would result in a $1.0 billion increase in future policy benefit reserves. Any favorable changes to these assumptions could result in additional margin in our premium deficiency test and higher income over the remaining duration of the portfolio, including higher investment income. See Note 12 to the consolidated financial statements for further information.

•
During the first quarter of 2018, we recorded a reserve of $1.5 billion in discontinued operations in connection with the DOJ ongoing investigation regarding potential violations of FIRREA by WMC and GE Capital. See Legal Proceedings and Note 19 to the consolidated financial statements for further information.

COMMENTARY: 2018 - 2017
Capital revenues decreased $0.5 billion, or 19%, primarily due to organic revenue declines and lower gains.

Capital losses increased $0.2 billion mainly due to lower gains, lower earnings from asset levels due to the reduction in GE Capital, costs associated with calling debt, and a loss related to updates to the U.S. tax reform impact on energy investments, partially offset by lower corporate and restructuring costs.

26 2018 1Q FORM 10-Q

MD&A	CORPORATE ITEMS AND ELIMINATIONS

CORPORATE ITEMS AND ELIMINATIONS

REVENUES AND OPERATING PROFIT (COST)

	Three months ended March 31
(In millions)	2018	2017

Revenues
Eliminations and other	$(908)	$(1,013)
Total Corporate Items and Eliminations	$(908)	$(1,013)

Operating profit (cost)
Gains (losses) on disposals(a)	$(67)	$2
Restructuring and other charges	(331)	(974)
Eliminations and other	(255)	(430)
Total Corporate Items and Eliminations	$(653)	$(1,402)

(a)	Includes gains (losses) on disposed or held for sale businesses.

We believe that adjusting operating corporate costs to exclude the effects of items that are not closely associated with ongoing corporate operations (see reconciliation below), such as earnings of previously divested businesses, gains and losses on disposed and held for sale businesses, restructuring and other charges* provides management and investors with a meaningful measure that increases the period-to-period comparability of our ongoing corporate costs.

CORPORATE COSTS (OPERATING)
	Three months ended March 31
(In millions)	2018	2017

Total Corporate Items and Eliminations (GAAP)	$(653)	$(1,402)
Less: restructuring and other charges	(331)	(974)
Less: gains (losses) on disposals	(67)	2
Adjusted total corporate costs (operating) (Non-GAAP)	$(255)	$(430)

2018 - 2017 COMMENTARY: THREE MONTHS ENDED MARCH 31

Revenues increased $0.1 billion, primarily as a result of:

•	$0.1 billion decrease in inter-segment eliminations.

Operating costs decreased $0.7 billion, primarily as a result of:

•	$0.6 billion of lower restructuring and other charges primarily due to the non-recurrence of Alstom related restructuring costs in the first quarter of 2017.

•	$0.2 billion of lower Corporate costs from restructuring and cost reduction actions.

•	These decreases were partly offset by $0.1 billion of lower gains due to held for sale adjustments primarily related to our Lighting segment.

*Non-GAAP Financial Measure

2018 1Q FORM 10-Q 27

MD&A	CORPORATE ITEMS AND ELIMINATIONS

RESTRUCTURING

Restructuring actions are an essential component of our cost improvement efforts to both existing operations and those recently acquired. Restructuring and other charges relate primarily to workforce reductions, facility exit costs associated with the consolidation of sales, service and manufacturing facilities, the integration of recent acquisitions, including Alstom, the Baker Hughes transaction, and certain other asset write-downs such as those associated with product line exits. We continue to closely monitor the economic environment and may undertake further restructuring actions to more closely align our cost structure with earnings and cost reduction goals.

RESTRUCTURING & OTHER CHARGES
	Three months ended March 31
(In billions)	2018	2017

Workforce reductions	$0.2	$0.5
Plant closures & associated costs and other asset write-downs	0.2	0.3
Acquisition/disposition net charges	0.2	0.2
Goodwill impairment	—	—
Other	0.0	0.0
Total(a)	$0.6	$1.0

(a)	Subsequent to the Baker Hughes transaction, restructuring and other charges are included in the determination of segment profit for our Oil & Gas segment.

2018 - 2017 COMMENTARY: THREE MONTHS ENDED MARCH 31

For the three months ended March 31, 2018, restructuring and other charges were $0.6 billion of which approximately $0.3 billion was reported in cost of products/services and $0.3 billion was reported in selling, general and administrative expenses (SG&A). These activities were primarily at Oil & Gas, Power and Corporate. Cash expenditures for restructuring and other charges were approximately $0.5 billion for three months ended March 31, 2018. Of the total $0.6 billion restructuring and other charges, $0.3 billion was recorded in the Oil & Gas segment, which amounted to $0.2 billion net of noncontrolling interest.

For the three months ended March 31, 2017, restructuring and other charges were $1.0 billion of which approximately $0.7 billion was reported in cost of products/services and $0.3 billion was reported in SG&A. These activities were primarily at Power, Corporate and Oil & Gas. Cash expenditures for restructuring and other charges were approximately $0.6 billion for the three months ended March 31, 2017.

28 2018 1Q FORM 10-Q

MD&A	CORPORATE ITEMS AND ELIMINATIONS

COSTS AND GAINS NOT INCLUDED IN SEGMENT RESULTS

As discussed in the Segment Operations section within the MD&A, certain amounts are not included in industrial segment results because they are excluded from measurement of their operating performance for internal and external purposes. These costs relate primarily to restructuring and acquisition and disposition activities. The amount of costs and gains (losses) not included in segment results are as follows.

COSTS
	Three months ended March 31
(In billions)	2018	2017

Power(a)	$0.1	$0.4
Renewable Energy	—	—
Oil & Gas(b)	—	0.1
Aviation	—	—
Healthcare	0.1	0.1
Transportation	—	0.1
Lighting(a)	—	0.1
Total	$0.2	$0.8

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

GAINS (LOSSES)

For the three months ended March 31, 2018, there were $0.1 billion of losses not included in the segment results, primarily within the Power and Lighting segments. There were no gains or losses not included in segment results for the three months ended March 31, 2017.

2018 1Q FORM 10-Q 29

MD&A	OTHER CONSOLIDATED INFORMATION

OTHER CONSOLIDATED INFORMATION

INCOME TAXES

GE pays the income taxes it owes in every country in which it does business. Many factors impact our income tax expense and cash tax payments. The most significant factor is that we conduct business in over 180 countries and the majority of our revenue is earned outside the U.S., including in countries with lower tax rates than in the U.S. We reinvest most of our foreign earnings overseas to be able to fund our active non-U.S. business operations. Our tax liability is also affected by U.S. and foreign tax incentives designed to encourage certain investments, like research and development; and by acquisitions, dispositions and tax law changes. On December 22, 2017, the U.S. enacted legislation commonly known as the Tax Cuts and Jobs Act (“U.S. tax reform”) that lowers the statutory tax rate on our U.S. earnings, taxes historic foreign earnings at a reduced rate of tax, creates a territorial tax system and enacts new taxes associated with global operations. Our provisional estimate of the transition tax on historic foreign earnings and the effect on our deferred taxes is described in Note 14 to the consolidated financial statements. Finally, our tax returns are routinely audited, and settlements of issues raised in these audits sometimes affect our tax rates.

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

See Other Consolidated Information - Income Taxes section and Critical Accounting Estimates - Income Taxes section within MD&A in our Annual Report on Form 10-K for the year ended December 31, 2017 for further information on income taxes.

CONSOLIDATED – THREE MONTHS ENDED MARCH 31

(Dollars in billions)	2018	2017

Provision (benefit) for income taxes	$—	$(0.1)
2018 – 2017 COMMENTARY: THREE MONTHS ENDED MARCH 31

The consolidated income tax rate was (7)% and 198% for the quarters ended March 31, 2018 and 2017, respectively.

The consolidated income tax benefit was an insignificant amount in the first quarter of 2018 and $0.1 billion for the first quarter of 2017. The tax benefit decreased due to a lower benefit from global activities relative to the U.S. statutory rate and the cost of the newly enacted base erosion and global intangible income provisions and by an increase in pretax income subject to tax. This was partially offset by an adjustment to the 2018 three-month provision that decreased the rate to be in line with the lower projected full year rate while in 2017, the first quarter included an adjustment to increase the three-month rate to be in line with the higher projected full year rate. In addition, in the first quarter of 2018 there was a tax benefit recorded at Baker Hughes to adjust the provisional estimate of the impact of U.S. tax reform and measurement period adjustments to purchase price allocation.

The consolidated tax provision includes $0.1 billion and an insignificant amount of expense for GE (excluding GE Capital) for the first quarters of 2018 and 2017, respectively.

The effective tax rate in future periods is expected to increase given changes in our income profile including changes to GE Capital earnings.

See Note 14 to the consolidated financial statements for additional information related to income taxes.

30 2018 1Q FORM 10-Q

MD&A	OTHER CONSOLIDATED INFORMATION

BENEFITS FROM GLOBAL OPERATIONS

Absent the effects of U.S. tax reform, our consolidated income tax provision is reduced because of the benefits of lower-taxed global operations. The benefit was significant prior to the decrease in the U.S. statutory rate to 21% beginning in 2018. While reduced, there is still a benefit as certain non-U.S. income is subject to local country tax rates that are below the new U.S. statutory rate.

The rate of tax on our indefinitely reinvested non-U.S. earnings is below the historic 35% U.S. statutory tax rate because we have significant business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate and because GE funds certain non-U.S. operations through foreign companies that are subject to low foreign taxes. Most of these earnings have been reinvested in active non-U.S. business operations and as of December 31, 2017, we had not decided to repatriate these earnings to the U.S. Given U.S. tax reform, substantially all of our prior unrepatriated earnings are subject to U.S. tax and accordingly we expect to have the ability to repatriate available non-U.S. cash from those earnings without additional U.S. federal tax cost and any foreign withholding taxes on a repatriation to the U.S. would potentially be partially offset by a U.S. foreign tax credit. We will update our analysis of investment in foreign earnings in 2018 as we consider the impact of U.S. tax reform.

A substantial portion of the benefit for lower-taxed non-U.S. earnings related to business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate is derived from our GECAS aircraft leasing operations located in Ireland where the earnings are taxed at 12.5%, from our Power operations located in Switzerland and Hungary where the earnings are taxed at between 9% and 18.6%, and our Healthcare operations in Europe where tax deductions are allowed for certain intangible assets and earnings are taxed below the historic U.S. statutory rate.

Because the U.S. tax rate has been reduced to 21% beginning in 2018 and because the U.S. has adopted a territorial tax system and enacted new provisions of U.S. law related to taxation of global operations as part of U.S. tax reform, the overall tax benefit from non-U.S. operations compared to the U.S. statutory rate will be reduced or eliminated going forward as we also have non-U.S. operations taxed at close to the current U.S. statutory rate of 21% and non-U.S. operations with non-deductible losses and may incur additional taxes related to newly enacted U.S. tax provisions on global operations, as discussed below.

As part of U.S. tax reform, the U.S. has enacted a tax on “base eroding” payments from the U.S. We are evaluating the impact of this new provision on our operations and intend to undertake restructuring actions to avoid a significant impact from this provision. The U.S. has also enacted a minimum tax on foreign earnings (“global intangible low tax income”). Because we have tangible assets outside the U.S. and pay a rate of foreign tax above the minimum tax rate, we are not expecting a significant increase in tax liability from this new U.S. minimum tax. Because aspects of the new law and the effect on our operations is uncertain and because aspects of the accounting rules associated with the tax on global intangible low-taxed income have not been resolved, we have made an accrual for the current but not the deferred tax effects of this provision. Overall, we project a cost for the base erosion and global intangible low tax income provisions in 2018 that exceeds the net benefit of non-U.S. operations taxed at less than the 21% U.S. statutory tax rate.

We have not significantly adjusted our provisional estimate of the enactment of U.S. tax reform during the first quarter of 2018 as we continue to analyze information related to our operations as well as new guidance and other aspects of the enacted provisions. However, there were discrete changes associated with measurement period adjustments to purchase price allocation and the estimated impact of the change in tax rate on deferred taxes identified at Baker Hughes that reduced tax expense by $0.1 billion in the quarter. Primarily all of this benefit relates to non-consolidated operations and did not affect net earnings attributable to the company as there is an offsetting adjustment in income from noncontrolling interests. Partially offsetting this benefit was the cost relating to the revaluation of deferred taxes corresponding to measurement period adjustments to the purchase price allocation for the Baker Hughes acquisition.

DISCONTINUED OPERATIONS

Discontinued operations primarily comprise residual assets and liabilities related to our exited U.S. mortgage business (WMC), as discussed in Legal Proceedings and Notes 2 and 19 to the consolidated financial statements, as well as our mortgage portfolio in Poland and trailing liabilities associated with the sale of our GE Capital businesses as a result of the GE Capital Exit Plan (our plan announced in 2015 to reduce the size of our financial services businesses).

During the first quarter of 2018, we recorded a reserve of $1.5 billion in discontinued operations in connection with the DOJ ongoing investigation regarding potential violations of FIRREA by WMC and GE Capital. See Legal Proceedings and Note 19 to the consolidated financial statements for further information.

2018 1Q FORM 10-Q 31

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

MAJOR CHANGES IN OUR FINANCIAL POSITION FOR THE THREE MONTHS ENDED
MARCH 31, 2018

•	Cash, cash equivalents and restricted cash decreased $11.8 billion.
As of the period ended March 31, 2018, GE Cash, cash equivalents and restricted cash excluding BHGE was $7.5 billion and BHGE Cash, cash equivalents and restricted cash was $5.6 billion.
GE Cash, cash equivalents and restricted cash decreased $5.7 billion due to net repayments of borrowings of $1.8 billion (including $0.7 billion at BHGE), payments of common dividends to shareowners of $1.0 billion, cash used for operating activities of $1.0 billion, gross additions to PP&E and internal-use software of $1.0 billion, net investments in intangible assets of $0.6 billion and BHGE net stock repurchases and dividends to noncontrolling interests of $0.3 billion.
GE Capital Cash, cash equivalents and restricted cash as of March 31, 2018 was $19.0 billion and decreased $6.1 billion primarily due to net repayments of borrowings of $9.1 billion and net purchases of investment securities of $2.6 billion, partially offset by maturities of liquidity investments of $3.0 billion and net collections of financing receivables of $2.9 billion.
See the Statement of Cash Flows section for additional information.

•
Investment securities decreased $1.5 billion, primarily due to maturities of liquidity portfolio investments and a decrease in net unrealized gains, partially offset by net purchases of investment securities at GE Capital. See Note 3 to the consolidated financial statements for additional information.

•
Current receivables decreased $1.6 billion, primarily due to collections of receivables sold by GE to GE Capital in the fourth quarter of 2017 outpacing new volume. See Note 4 to the consolidated financial statements for additional information.

•
Inventories increased $1.2 billion, primarily due to build for future demand in our Renewable Energy, Power, Aviation and Oil & Gas segments. See Note 5 to the consolidated financial statements for additional information.

•
Goodwill increased $1.5 billion, primarily due to the effects of currency exchange of $1.1 billion and purchase accounting adjustments of $0.5 billion. See Note 8 to the consolidated financial statements for additional information.

•
Contract and other deferred assets increased $0.4 billion. Revenues in excess of billings increased $0.2 billion and $0.4 billion for our long-term service and equipment agreements, respectively. These increases were partially offset by a decrease in other deferred assets of $0.2 billion, primarily due to a decrease in deferred inventory costs. See Note 10 to the consolidated financial statements for additional information.

•
All other assets decreased $2.2 billion, primarily due to the adoption of ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. See Note 1 to the consolidated financial statements for additional information.

•
Deferred income taxes increased $2.7 billion, primarily due to the adoption of ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. See Note 1 to the consolidated financial statements for additional information.

•
Borrowings decreased $8.8 billion, primarily due to net repayment of borrowings at GE Capital of $9.1 billion and net repayment of borrowings at BHGE of $0.7 billion, partially offset by the effects of currency exchange of $2.0 billion. See Note 11 to the consolidated financial statements for additional information.

•
Investment contracts, insurance liabilities and insurance annuity benefits decreased $1.2 billion, primarily due to a decrease in future policy benefit reserves as a result of a decrease in unrealized gains on debt securities supporting insurance contracts. See Note 12 to the consolidated financial statements for additional information.

32 2018 1Q FORM 10-Q

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

FINANCIAL RESOURCES AND LIQUIDITY

LIQUIDITY AND BORROWINGS

We maintain a strong focus on liquidity. At both GE and GE Capital we manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations throughout business cycles.

Our liquidity and borrowing plans for GE and GE Capital are established within the context of our financial and strategic planning processes and consider the liquidity necessary to fund our operating commitments, which include purchase obligations for inventory and equipment, payroll and general expenses (including pension funding). We also consider our capital allocation and growth objectives, including paying dividends, repurchasing shares, funding debt maturities and insurance obligations, investing in research and development and acquiring industrial businesses. We define our liquidity risk tolerance under stress based on liquidity sources, and our liquidity position is targeted to meet our obligations under both normal and stressed conditions.

GE cash, cash equivalents and restricted cash totaled $13.1 billion at March 31, 2018, including $5.6 billion at BHGE. At GE, we rely primarily on free cash flows from our operating businesses, proceeds from announced dispositions and planned debt issuances. Cash generation can be subject to variability based on many factors, including seasonality, receipt of down payments on large equipment orders, timing of billings on long-term contracts, the effects of changes in end markets and our ability to execute dispositions. Our focus is on strengthening our cash position, with a balanced capital allocation plan including organic investments that generate strong returns, coupled with a competitive dividend payout ratio. We intend to maintain a disciplined financial policy targeting a strong credit profile.

In 2018, GE expects to incur up to $6.0 billion of incremental long-term debt, primarily to fund the GE Pension Plan. This incremental debt may consist of new unsecured term debt issued in the external debt markets or intercompany arrangements between GE and GE Capital, utilizing GE Capital's excess unsecured term debt. During the first quarter of 2018, GE and GE Capital entered into an intercompany loan for $0.3 billion (utilizing a portion of GE Capital's excess unsecured term debt) to fund its required contribution to the GE Pension Plan in the first quarter of 2018. The loan has a fixed interest rate of 4.56% and a term of 18 years.

Our 2018 capital allocation plan also considers potential funding of Alstom redemption rights related to certain consolidated joint ventures, which Alstom has expressed an intent to exercise. See Note 15 to the consolidated financial statements for further information.

GE has available a variety of liquidity management tools to fund its operations, including a commercial paper program, bank operating lines and short-term intercompany loans from GE Capital which are typically repaid within the same quarter. At GE Capital, we mainly rely on cash and short-term investments, cash generated from dispositions and cash flows from our businesses to fund our insurance obligations and debt maturities, including the current portion of long-term debt of $11.2 billion at March 31, 2018, as well as our operating and interest costs.

Based on asset and liability management actions we have taken, GE Capital does not plan to issue any incremental GE Capital senior unsecured term debt until 2020. GE Capital expects to maintain an adequate liquidity position, primarily as a result of cash and short-term investments, cash generated from dispositions and cash flows from our businesses. During this period, we expect to continue to have excess interest costs as asset sales have outpaced our debt maturities. Additionally, as previously communicated, GE Capital expects to fund approximately $14.5 billion to our insurance subsidiaries over the next seven years, of which $3.5 billion was funded in the first quarter of 2018. These contributions are subject to ongoing monitoring by the Kansas Insurance Department and GE is required to maintain specified capital levels at these insurance subsidiaries under capital maintenance agreements.

As of March 31, 2018, GE Capital maintained liquidity sources of $21.7 billion that consisted of cash, cash equivalents and restricted cash of $19.0 billion, high-quality investments of $2.0 billion and cash, cash equivalents and restricted cash of $0.6 billion classified within discontinued operations. We also expect to generate incremental cash of approximately $15.0 billion from planned asset reduction actions over the next two years. Additionally, while we maintain adequate liquidity levels, we may engage in liability management actions, such as buying back debt, based on market and economic conditions in order to reduce our excess interest costs.

In 2015, senior unsecured notes and commercial paper were assumed by GE upon its merger with GE Capital resulting in an intercompany receivable and payable between GE and GE Capital. On the GE Statement of Financial Position, assumed debt is presented within borrowings with an offsetting receivable from GE Capital and on the GE Capital Statement of Financial Position, this is reflected as an intercompany payable to GE within borrowings. At March 31, 2018, the outstanding assumed debt was $43.5 billion (see Note 11 to the consolidated financial statements for additional information). The following table provides a reconciliation of total short-term and long-term borrowings as reported on the respective GE and GE Capital Statements of Financial Position to borrowings originally issued by GE and GE Capital.

2018 1Q FORM 10-Q 33

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

March 31, 2018 (in billions)	GE	GE Capital	Consolidated(a)

Total short- and long-term borrowings	$77.4	$50.4	$125.8

Debt assumed by GE from GE Capital	(43.5)	43.5	—
Intercompany loans with right of offset	7.6	(7.6)	—
Total intercompany payable (receivable) between GE and GE Capital	(35.9)	35.9	—

Total borrowings issued and outstanding	$41.5	$86.3	$125.8

(a)	Includes $1.9 billion elimination of other intercompany borrowings between GE and GE Capital.

The following table illustrates the primary components of borrowings originally issued and outstanding in GE and GE Capital.

(In billions)
GE	March 31, 2018	GE Capital	March 31, 2018
Commercial paper	$3.0	Commercial paper	$3.9
Senior notes	21.6	Senior and subordinated notes	43.3
Intercompany loans from GE Capital(a)	7.6	Senior and subordinated notes assumed by GE	43.5
Other GE borrowings	2.8	Intercompany loans to GE(a)	(7.6)
Total GE excluding BHGE	$35.0	Other GE Capital borrowings	3.1
BHGE borrowings	6.5
Total borrowings issued by GE	$41.5	Total borrowings issued by GE Capital	$86.3

(a)	The intercompany loans from GE Capital to GE bear the right of offset against amounts owed by GE Capital to GE under the assumed debt agreement.

LIQUIDITY SOURCES

GE cash, cash equivalents and restricted cash totaled $13.1 billion at March 31, 2018, including $5.6 billion in BHGE. GE Capital maintained liquidity sources of $21.7 billion that consisted of cash, cash equivalents and restricted cash of $19.0 billion, high-quality investments of $2.0 billion and cash, cash equivalents and restricted cash of $0.6 billion classified as discontinued operations. Additionally, at March 31, 2018, GE had $20.3 billion of committed bilateral operating lines extended by 15 banks, which had no outstanding balance at March 31, 2018, as well as $20.0 billion of committed unused credit lines extended by 36 banks in a syndicated credit facility agreement expiring in 2021. GE Capital has the right to compel GE to borrow under certain of these credit lines and transfer the proceeds as loans to GE Capital.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(In billions)	March 31, 2018		March 31, 2018

GE(a)	$13.1	U.S.	$12.7
GE Capital(b)	19.0	Non-U.S.	19.4

(a)
At March 31, 2018, $4.2 billion of GE cash, cash equivalents and restricted cash was held in countries with currency controls that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. These funds are available to fund operations and growth in these countries and we do not currently anticipate a need to transfer these funds to the U.S. Included in this amount was $1.1 billion of BHGE cash and equivalents, which is subject to similar restrictions.

(b)	At March 31, 2018, GE Capital cash, cash equivalents and restricted cash of about $1.5 billion were primarily in insurance entities and was subject to regulatory restrictions.

As a result of U.S. tax reform, approximately $6 billion of GE non-U.S. cash, cash equivalents and restricted cash at March 31, 2018 can be repatriated without incremental U.S. federal income tax. Included in this amount was approximately $2 billion of BHGE cash and equivalents.

COMMERCIAL PAPER
(In billions)	GE	GE Capital

Average commercial paper borrowings during the first quarter of 2018	$16.6	$4.9
Maximum commercial paper borrowings outstanding during the first quarter of 2018	$19.5	$5.2
Ending commercial paper balance at March 31, 2018	$3.0	$3.9

GE Capital commercial paper maturities have historically been funded principally through new commercial paper issuances, and GE's are substantially repaid within the respective quarter.

34 2018 1Q FORM 10-Q

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

We securitize financial assets as an alternative source of funding. During 2018, we completed $0.1 billion of non-recourse issuances and $0.7 billion of non-recourse borrowings matured. At March 31, 2018, consolidated non-recourse securitization borrowings were $1.3 billion.

FOREIGN CURRENCY

As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies are euro, the pound sterling, the Brazilian real and the Chinese renminbi. The results of operating entities reported in currencies other than U.S. dollar are translated to the U.S. dollar at the applicable exchange rate for inclusion in the financial statements. We use a number of techniques to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. The foreign currency effect arising from operating activities outside of the U.S., including the remeasurement of derivatives, can result in significant transactional foreign currency fluctuations at points in time, but will generally be offset as the underlying hedged item is recognized in earnings. The effects of foreign currency fluctuations, excluding the earnings impact of the underlying hedged item, decreased net earnings for the three months ended March 31, 2018 by less than $0.1 billion.

As of March 31, 2018, we held the U.S. dollar equivalent of $0.5 billion of cash in Angolan kwanza. As there is no liquid derivatives market for this currency, we have used Angolan kwanza to purchase $0.4 billion equivalent bonds issued by the central bank in Angola (Banco Nacional de Angola) with various maturities through 2020 to mitigate the related currency devaluation exposure risk. The bonds are denominated in Angolan kwanza as U.S. dollar equivalents, so that, upon payment of periodic interest and principal upon maturity, payment is made in Angolan kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate.

See Note 17 to the consolidated financial statements for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

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

On April 25, 2018, Moody’s changed its ratings outlook to negative from stable for GE and GE Capital, and affirmed their short- and long-term credit ratings for GE and GE Capital.   All credit ratings and outlooks assigned by S&P and Fitch for GE and GE Capital remain unchanged.

We are disclosing these updates and the ratings below to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. For a description of some of the potential consequences of a reduction in our credit ratings, see our Annual Report on Form 10-K for the year ended December 31, 2017, under “Risk Factors - Financial Risks - Funding & liquidity - Failure to maintain our credit ratings, or conditions in the financial and credit markets, could adversely affect our access to capital markets, funding costs and related margins, liquidity, capital allocation plans and competitive position.”

The credit ratings of GE and GE Capital as of the date of this filing are set forth in the table below.

	Moody's	S&P	Fitch

GE
Outlook	Negative	Stable	Negative
Short term	P-1	A-1	F1
Long term	A2	A	A+

GE Capital
Outlook	Negative	Stable	Negative
Short term	P-1	A-1	F1
Long term	A2	A	A+

2018 1Q FORM 10-Q 35

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

STATEMENT OF CASH FLOWS - THREE MONTHS ENDED MARCH 31, 2018 VERSUS 2017

We evaluate our cash flows performance by reviewing our industrial (non-GE Capital) businesses and GE Capital businesses separately. Cash from operating activities (CFOA) is the principal source of cash generation for our industrial businesses.

All other operating activities reflect cash sources and uses as well as non-cash adjustments to net earnings (loss) including those related to taxes, pensions, restructuring and gains (losses) on principal business dispositions. See Note 20 to the consolidated financial statements for further information regarding All other operating activities and All other investing activities.

GE CASH FLOWS – THREE MONTHS ENDED MARCH 31

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

In the following discussion, Net earnings for cash flows represents the adding together of Net earnings (loss), (Earnings) loss from discontinued operations and (Earnings) loss from continuing operations retained by GE Capital, excluding GE Capital common dividends paid to GE, if any.

See the Intercompany Transactions between GE and GE Capital section within the MD&A and Notes 4 and 21 to the consolidated financial statements for further information regarding certain transactions affecting our consolidated Statement of Cash Flows.

2018 – 2017 COMMENTARY

GE cash used for operating activities increased $1.4 billion primarily due to the following:

•	No common dividends were paid by GE Capital to GE in the three months ended March 31, 2018 compared with $2.0 billion in the three months ended March 31, 2017.

•	Cash used for GE CFOA (excluding common dividends received from GE Capital in 2017) amounted to $1.0 and $1.6 billion in 2018 and 2017, respectively, primarily due to the following:

•
Net earnings for cash flows plus depreciation and amortization of property, plant and equipment, amortization of intangible assets and deferred income taxes of $1.6 billion in 2018 compared with $0.8 billion in 2017. Net earnings for cash flows included restructuring and other charges and current tax expense of $0.6 billion and $0.5 billion, respectively, in 2018, compared with $1.0 billion and $0.4 billion, respectively, in 2017.

•
Lower growth in contract and other deferred assets of $0.4 billion in 2018 compared with $1.2 billion in 2017, primarily due to the timing of revenue recognized relative to the timing of billings and collections on our long-term service agreements and the liquidation of deferred inventory, primarily in our Power segment.

•
An increase in cash used for working capital of $0.3 billion in 2018 compared with 2017. This was primarily due to an increase in cash used for current receivables of $0.3 billion, mainly in our Renewable Energy segment and an increase in cash used for inventories of $0.3 billion, mainly in our Aviation and Oil & Gas segments. These increases in cash used for working capital were partially offset by an increase in cash generated by progress collections of $0.1 billion, driven by our Renewable Energy segment and a decrease in cash used for accounts payable of $0.1 billion.

•	GE Pension Plan contributions of $0.3 billion in 2018 compared with no such contributions in 2017.

•	Lower taxes paid of $0.3 billion in 2018 compared with $0.7 billion in 2017.

•	An increase in net cash used to reduce other liabilities of approximately $0.4 billion.

GE cash used for investing activities decreased $0.3 billion primarily due to the following:

•	No business acquisitions in 2018, compared with business acquisitions of $1.0 billion in 2017, mainly driven by the acquisition of ServiceMax for $0.9 billion (net of cash acquired).

•	This decrease in cash used was partially offset by following increases:

•	Technology investments in our Aviation segment of $0.6 billion in 2018, compared with $0.1 billion in 2017.

•	Net cash paid for settlements of derivative hedges of $0.2 billion in 2018.

36 2018 1Q FORM 10-Q

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

GE cash used for financing activities increased $1.9 billion primarily due to the following:

•
A net decrease in borrowings of $1.8 billion in 2018, mainly driven by net repayments of debt of $2.1 billion (including $0.7 billion at BHGE), partially offset by a long-term loan from GE Capital to GE of $0.3 billion, compared with a net increase in borrowings of $2.5 billion in 2017, primarily driven by long-term loans from GE Capital to GE of $4.1 billion, partially offset by the settlement of the remaining portion of a 2016 short-term loan from GE Capital to GE of $1.3 billion.

•	This increase in cash used was partially offset by the following decreases:

•	An insignificant amount of net repurchases of GE treasury shares in 2018, compared with net repurchases of $1.6 billion in 2017.

•	Common dividends paid to shareowners of $1.0 billion in 2018, compared with $2.1 billion in 2017.

GE CAPITAL CASH FLOWS – THREE MONTHS ENDED MARCH 31

2018 – 2017 COMMENTARY-CONTINUING OPERATIONS:

GE Capital cash from operating activities-continuing operations increased $0.4 billion primarily due to the following:

•	A general increase in cash generated from earnings of continuing operations and lower operating costs, including payroll.

GE Capital cash from investing activities-continuing operations decreased $4.3 billion primarily due to the following:

•	Investment securities decreased $2.1 billion related to net maturities of $0.5 billion in 2018 compared to net maturities of $2.6 billion in 2017.

•	Net proceeds from the sales of our discontinued operations of an insignificant amount in 2018 compared to $0.8 billion in 2017.

•	A general reduction in funding related to discontinued operations.

•
These decreases were partially offset by a long-term loan from GE Capital to GE of $0.3 billion in 2018 compared to long-term loans from GE Capital to GE of $4.1 billion partially offset by the settlement of the remaining portion of a 2016 short-term loan from GE Capital to GE of $1.3 billion in 2017.

GE Capital cash used for financing activities-continuing operations decreased $1.7 billion primarily due to the following:

•	No GE Capital common dividends paid to GE in 2018 compared to $2.0 billion in 2017.

2018 1Q FORM 10-Q 37

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

INTERCOMPANY TRANSACTIONS BETWEEN GE AND GE CAPITAL

GE Capital, the financial arm of GE, provides financial and intellectual capital to GE’s industrial businesses and its customers. GE Capital enables GE orders by either providing direct financing for a GE transaction or by bringing market participants together that result in industrial sales. On January 16, 2018, we announced plans to take actions to make GE Capital smaller and more focused, including a substantial reduction in the size of GE Capital's Energy Financial Services and Industrial Finance businesses over the next 24 months. We will retain origination capabilities to support our industrial businesses; however, we will transition to more funding by the capital markets, including export credit agencies and financial institutions. The transactions where GE and GE Capital are directly involved are made on arm's length terms and are reported in the GE and GE Capital columns of our financial statements. These transactions include, but are not limited to, the following:

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

CASH FLOWS

GE did not receive a common share dividend distribution from GE Capital in the three months ended March 31, 2018 and it does not expect to for the foreseeable future. GE Capital paid $2.0 billion of common dividends to GE in the three months ended March 31, 2017.

In order to manage short-term liquidity and credit exposure, GE sells current receivables to GE Capital and other third parties in part to fund the growth of our industrial businesses. During any given period, GE receives cash from the sale of receivables to GE Capital and other third parties, and it therefore forgoes the future collections of cash on receivables sold, as GE Capital collects the cash from the customer. GE also leverages GE Capital for its expertise in receivables collection services and sales of receivables to GE Capital are made on arm’s length terms. These transactions can result in cash generation or cash use in the Statement of Cash Flows. The incremental amount of cash received from sales of receivables in excess of the cash GE would have otherwise collected had these receivables not been sold represents the cash generated or used in the period relating to this activity. The impact of current receivables sold to GE Capital, including current receivables subsequently sold to third parties, decreased GE’s CFOA by $2.3 billion and $3.3 billion in the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, GE Capital had approximately $8.7 billion recorded on its balance sheet related to current receivables purchased from GE. Of these amounts, approximately 38% had been sold by GE to GE Capital with recourse (i.e., the GE business retains the risk of default). The evaluation of whether recourse transactions qualify for accounting derecognition is based, in part, upon the legal jurisdiction of the sale; as such, the majority of recourse transactions outside the U.S. qualify for sale treatment. The effect on GE CFOA of claims by GE Capital on receivables sold with recourse to GE has not been significant for the three months ended March 31, 2018 and 2017.

In December 2016, GE Capital entered into a Receivables Facility with members of a bank group, designed to provide extra liquidity to GE. The Receivables Facility allows us to sell eligible current receivables on a non-recourse basis for cash and a deferred purchase price to members of the bank group. The purchase commitment of the bank group remains at $3.8 billion at March 31, 2018. See Note 4 to the consolidated financial statements for further information.

38 2018 1Q FORM 10-Q

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

In certain circumstances, GE provides customers primarily within our Power, Renewable Energy and Aviation businesses with extended payment terms for the purchase of new equipment, purchases of significant upgrades and for fixed billings within our long-term service contracts. Similar to current receivables, GE may sell these long-term receivables to GE Capital to manage short-term liquidity and fund growth. These transactions are made on arm's length terms and any fair value adjustments, primarily related to time value of money, are recognized within the Industrial business in the period these receivables are sold to GE Capital. GE Capital accretes interest and factoring fee income over the life of the receivables. Factoring fee income is eliminated in our consolidated results. In addition, the long-term portion of any remaining outstanding receivables as of the end of the period are reflected in All other assets within our consolidated Statement of Financial Position. GE Capital had approximately $2.0 billion and $2.1 billion of financing receivables related to GE long-term customer receivables outstanding, net of deferred income of approximately $0.2 and $0.3 billion recorded in its balance sheet at March 31, 2018 and December 31, 2017, respectively. The effect of cash generated from the sale of these long-term receivables with GE Capital decreased GE's CFOA by an insignificant amount and increased GE's CFOA by $0.1 billion in the three months ended March 31, 2018 and 2017, respectively.

ENABLED ORDERS

Enabled orders represent the act of introducing, elevating and influencing customers and prospects that result in an industrial sale, potentially coupled with programmatic captive financing or driving incremental products or services. During the three months ended March 31, 2018 and 2017, GE Capital enabled $1.6 billion and $2.2 billion of GE industrial orders, respectively. 2018 orders are primarily with our Transportation ($0.5 billion), Renewable Energy ($0.4 billion) and Healthcare ($0.4 billion) businesses.

AVIATION

During the three months ended March 31, 2018 and 2017, GE Capital acquired 8 aircraft (list price totaling $0.9 billion) and 9 aircraft (list price totaling $1.1 billion), respectively, from third parties that will be leased to others, which are powered by engines that were manufactured by GE Aviation and affiliates. Additionally, GE Capital had $1.1 billion and $1.2 billion of net book value of engines, originally manufactured by GE Aviation and affiliates and subsequently leased back to GE Aviation and affiliates at March 31, 2018 and December 31, 2017, respectively.

PENSIONS

GE Capital is a member of certain GE Pension Plans. As a result of the GE Capital Exit Plan, GE Capital will have additional funding obligations for these pension plans. These obligations are recognized as an expense in GE Capital’s other continuing operations when they become probable and estimable. There was no additional funding obligations recognized by GE Capital for the three months ended March 31, 2018. The additional funding obligation recognized by GE Capital was $0.1 billion for the three months ended March 31, 2017.

On a consolidated basis, the additional required pension funding and any related assumption fees do not affect current period earnings. Any additional required pension funding will be reflected as a reduction of the pension liability when paid.

GE GUARANTEE OF GE CAPITAL THIRD-PARTY TRANSACTIONS

In certain instances, GE provides guarantees to GE Capital transactions with third parties primarily in connection with enabled orders. In order to meet its underwriting criteria, GE Capital may obtain a direct guarantee from GE related to the performance of the third party. GE guarantees can take many forms and may include, but not be limited to, direct performance or payment guarantees, return on investment guarantees, asset value guarantees and loss pool arrangements. As of March 31, 2018, GE had outstanding guarantees to GE Capital on $2.1 billion of funded exposure and $0.7 billion of unfunded commitments, which included guarantees issued by industrial businesses. The recorded amount of these contingent liabilities was $0.2 billion as of March 31, 2018 and is dependent upon individual transaction level defaults, losses and/or returns.

GE GUARANTEE OF CERTAIN GE CAPITAL DEBT

GE provides implicit and explicit support to GE Capital through commitments, capital contributions and operating support. As previously discussed, debt assumed by GE from GE Capital in connection with the merger of GE Capital into GE was $43.5 billion, and GE guaranteed $41.3 billion of GE Capital debt at March 31, 2018. See Note 21 to the consolidated financial statements for additional information about the eliminations of intercompany transactions between GE and GE Capital.

2018 1Q FORM 10-Q 39

MD&A	CRITICAL ACCOUNTING ESTIMATES

CRITICAL ACCOUNTING ESTIMATES

We utilized significant estimates in the preparation of the first quarter financial statements.

Please refer to the Critical Accounting Estimates section within MD&A and Note 1 to the consolidated financial statements of our Annual Report on Form 10-K Report filed on February 23, 2018, for a discussion of our accounting policies and the critical accounting estimates we use to: assess the recoverability of assets such as financing receivables and goodwill; determine the fair value of financial assets; determine our provision for income taxes and recoverability of deferred tax assets and determine the liability for future policy benefits.
REVENUE RECOGNITION ON LONG-TERM PRODUCT SERVICES AGREEMENTS

On January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, and the related amendments (ASC 606), which supersedes most previous U.S. GAAP revenue guidance. The standard requires us to make certain estimates that affect the amount and timing of revenue recognized in a given period, primarily related to equipment and service contracts that are recognized on an overtime basis (refer to Note 1 and Note 9 to the consolidated financial statements for further discussion of our accounting policy for these contracts). The most critical estimates relevant to our revenue accounting are related to our long-term product service agreements as discussed below.

We enter into long-term product service agreements with our customers primarily within our Aviation, Power, Oil & Gas and Transportation segments. These agreements require us to provide preventative maintenance, asset overhaul / updates, and standby "warranty-type" services that include certain levels of assurance regarding asset performance and uptime throughout the contract periods, which generally range from 5 to 25 years. Contract modifications that extend or revise contract terms are not uncommon and generally result in our recognizing the impact of the revised terms prospectively over the remaining life of the modified contract (i.e., effectively like a new contract).

Our revenue recognition on long-term product services agreements requires estimates of both customer payments expected to be received over the contract term as well as the costs expected to be incurred to perform required maintenance services. We routinely review estimates under product services agreements and regularly revise them to adjust for changes in outlook as described below.

We recognize revenue as we perform under these arrangements using an over time accounting model based on costs incurred relative to total expected costs. Throughout the life of a contract, this measure of progress captures the nature of the timing and extent of our underlying performance activities as our stand-ready services often fluctuate between routine inspections and maintenance, unscheduled service events and major overhauls at pre-determined usage intervals.

Customers generally pay us based on the utilization of the asset (per hour of usage for example) or upon the occurrence of a major event within the contract such as an overhaul. As a result, a significant estimate in determining expected revenues of a contract is estimating how customers will utilize their assets over the term of the agreement. Changes in customer utilization can influence the timing and extent of overhauls and other service events over the life of the contract. As a result, the revenue recognized each period is dependent on our estimate of how a customer will utilize their assets over the term of the agreement. We generally use a combination of both historical utilization trends as well as forward-looking information such as market conditions and potential asset retirements in developing our revenue estimates. This estimate of customer utilization will impact both the total contract billings and costs to satisfy our obligation to maintain the equipment. To the extent required, we limit the amount of variable consideration used to estimate our transaction price such that it is improbable that a significant revenue reversal will occur in future periods.

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

See Notes 1, 9 and 10 to the consolidated financial statements for further information.

40 2018 1Q FORM 10-Q

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

ASU NO. 2016-13, FINANCIAL INSTRUMENTS - CREDIT LOSSES

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses. The ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to receivables arising from revenue transactions such as contract assets and accounts receivables, as well as reinsurance recoverables at GE Capital's run-off insurance operations and is effective for fiscal years beginning after December 15, 2019. We continue to evaluate the effect of the standard on our consolidated financial statements.

ASU NO. 2016-02, LEASES

In February 2016, the FASB issued ASU No. 2016-02, Leases. The ASU establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we continue to evaluate the effect of the standard on our consolidated financial statements, we anticipate that the adoption of the ASU may materially affect our Statement of Financial Position.

MINE SAFETY DISCLOSURES

Our barite mining operations, in support of our drilling fluids products and services business, are subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

2018 1Q FORM 10-Q 41

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

In January 2016, the U.S. Department of Treasury’s Office of Foreign Assets Control (OFAC) issued General License H authorizing U.S.-owned or controlled foreign entities to engage in transactions with Iran if these entities meet the requirements of the general license. Non-U.S. affiliates of GE are conducting limited activities as described below in accordance with General License H.  All of these activities are conducted in accordance with all applicable laws and regulations.

A non-U.S. affiliate of GE’s Oil & Gas business received a purchase order during the first quarter of 2018 for the sale of goods pursuant to General License H. The purchase order covers the sale of valves and parts for industrial machinery and equipment used in gas plants, petrochemical plants and gas production projects in Iran. This purchase order is valued at €0.1 million ($0.1 million).  This non-U.S. affiliate attributed €5.4 million ($6.7 million) in gross revenues and €1.7 million ($2.1 million) in net profits against previously reported transactions during the quarter ending March 31, 2018.

A second non-U.S. affiliate of GE’s Oil & Gas business received ten purchase orders during the first quarter of 2018 for the sale of spares parts to support gas plants, petrochemical plants and gas production projects in Iran. The ten purchase orders are individually valued at €0.1 million ($0.1 million), €0.1 million ($0.1 million), €0.1 million ($0.1 million), less than €0.1 million ($0.1 million), less than €0.1 million ($0.1 million), less than €0.1 million ($0.1 million), less than €0.1 million ($0.1 million), less than €0.1 million ($0.1 million), less than €0.1 million ($0.1 million), and less than €0.1 million ($0.1 million) each. This non-U.S. affiliate did not recognize any revenue or profit during the quarter ending March 31, 2018.

A non-U.S. affiliate of GE’s Power business received a purchase order pursuant to General License H valued at less than €0.2 million ($0.2 million) during the first quarter of 2018 for the sale of compressor parts to a petrochemical company in Iran. This non-U.S. affiliate did not recognize any revenue or profit during the quarter ending March 31, 2018.

A second non-U.S. affiliate of GE's Power business received a purchase order pursuant to General License H valued at less than €0.1 million ($0.1 million) during the first quarter of 2018 for the sale of protection relays to an oil refinery in Iran.  This non-U.S. affiliate attributed €0.4 million ($0.5 million) in gross revenues and €0.2 million ($0.2 million) in net profits against previously reported transactions during the quarter ending March 31, 2018

A third non-U.S. affiliate of GE's Power business received two purchase orders pursuant to General License H valued at €0.1 million ($0.1 million) and less than €0.1 million ($0.1 million) during the first quarter of 2018 for the sale of spare parts to petrochemical companies in Iran. This non-U.S. affiliate did not recognize any revenue or profit during the quarter ending March 31, 2018.

All of these non-U.S. affiliates intend to continue the activities described above, as permitted by all applicable laws and regulations.

For additional information on business activities related to Iran, please refer to the Other Items section within MD&A in our Annual Report on Form 10-K for the year ended December 31, 2017.

42 2018 1Q FORM 10-Q

MD&A	SUPPLEMENTAL INFORMATION

SUPPLEMENTAL INFORMATION

FINANCIAL MEASURES THAT SUPPLEMENT U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES MEASURES (NON-GAAP FINANCIAL MEASURES)

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with GAAP. Certain of these data are considered “non-GAAP financial measures” under SEC rules. Specifically, we have referred, in various sections of this report, to:

•	GE Industrial segment organic revenues

•	GE Industrial structural costs

•	GE pre-tax earnings from continuing operations, excluding GE Capital earnings (loss) from continuing operations and the corresponding effective tax rates

•	Adjusted earnings and earnings per share

•	Adjusted GE Industrial operating profit and operating profit margin (excluding certain items)

•	GE Industrial Free Cash Flows (FCF) and Adjusted GE Industrial FCF

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

2018 1Q FORM 10-Q 43

MD&A	SUPPLEMENTAL INFORMATION

GE INDUSTRIAL SEGMENT ORGANIC REVENUES (NON-GAAP)
	Three months ended March 31
(In millions)	2018	2017	V%

GE Industrial segment revenue (GAAP)	$27,395	$25,213	9%
Adjustments:
Acquisitions	2,725	7
Business dispositions (other than dispositions acquired for investment)	1	483
Currency exchange rate(a)	853	—
GE Industrial segment organic revenue (Non-GAAP)	$23,817	$24,724	(4)%
(a) Translational foreign exchange

Organic revenue growth* measures revenue growth excluding the effects of acquisitions, business dispositions and currency exchange rates. We believe that this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and currency exchange, which activities are subject to volatility and can obscure underlying trends. We also believe that presenting organic revenue growth* separately for our industrial businesses provides management and investors with useful information about the trends of our industrial businesses and enables a more direct comparison to other non-financial businesses and companies. Management recognizes that the term "organic revenue growth" may be interpreted differently by other companies and under different circumstances. Although this may have an effect on comparability of absolute percentage growth from company to company, we believe that these measures are useful in assessing trends of the respective businesses or companies and may therefore be a useful tool in assessing period-to-period performance trends.

GE INDUSTRIAL STRUCTURAL COSTS (NON-GAAP)

	Three months ended March 31
(In millions)	2018	2017	V$

GE Industrial costs excluding interest and other financial charges and non-operating benefit costs (GAAP)	$25,026	$23,647	$1,379
Less: Segment variable costs	18,757	16,932
Less: Segment restructuring & other charges	280	12
Less: Segment acquisitions/dispositions structural costs and impact from foreign exchange	306	(376)
Less: Corporate restructuring & other charges	331	974
Add: Corporate revenues, other income and NCI (excluding gains and GE Capital eliminations)	373	424
GE Industrial structural costs (Non-GAAP)	$5,725	$6,530	$(805)

GE Industrial structural costs* include segment structural costs excluding the impact of restructuring and other charges, business acquisitions and dispositions, foreign exchange, plus total Corporate operating profit excluding restructuring and other charges and gains. The Baker Hughes acquisition is represented on a pro-forma basis, which means we calculated our structural costs by including legacy Baker Hughes results for the three months ended March 31, 2017.

We believe that GE Industrial structural costs* are a meaningful measure as they are broader than selling, general and administrative costs and represent the total structural costs in the industrial segments and Corporate that generally do not vary with volume.

GE PRE-TAX EARNINGS FROM CONTINUING OPERATIONS, EXCLUDING GE CAPITAL EARNINGS (LOSS) FROM CONTINUING OPERATIONS AND THE CORRESPONDING EFFECTIVE TAX RATES (NON-GAAP)
	Three months ended March 31
(Dollars in millions)	2018	2017

GE earnings from continuing operations before income taxes (GAAP)	$519	$39
Less: GE Capital earnings (loss) from continuing operations	(215)	(47)
Adjusted earnings from continuing operations before income taxes (Non-GAAP)	734	86

GE (excluding GE Capital) provision for income taxes - continuing operations (GAAP)	$112	$23
GE effective tax rate, excluding GE Capital earnings (Non-GAAP)	15%	27%

We believe that the GE effective tax rate, excluding GE Capital earnings*, is best analyzed in relation to GE earnings before income taxes excluding the GE Capital net earnings from continuing operations, as GE tax expense does not include taxes on GE Capital earnings. Management believes that in addition to the Consolidated and GE Capital tax rates shown in Note 13 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2017, this supplemental measure provides investors with useful information as it presents the GE effective tax rate that can be used in comparing the GE results to other non-financial services businesses.

*Non-GAAP Financial Measure

44 2018 1Q FORM 10-Q

MD&A	SUPPLEMENTAL INFORMATION

ADJUSTED EARNINGS AND EPS (NON-GAAP)
	Three months ended March 31
(Dollars in millions; except per-share amounts)	2018	2017	V%

Consolidated earnings (loss) from continuing operations attributable to GE common shareowners (GAAP)	$369	$122	F
Less: non-operating benefit costs (net of tax of $144)	(540)	(422)	(28)%
Operating earnings (GAAP)	909	544	67%

Less: GE Capital earnings (loss) from continuing operations attributable to GE common shareowners	(215)	(47)	U
GE Industrial operating earnings (GAAP)	$1,125	$591	90%
Less: Gains (losses) and impairments for businesses held for sale (net of tax of $24)	(43)	1	U
Less: restructuring & other (net of tax of $132)	(390)	(681)	43%
Less: GE Industrial U.S. tax reform enactment adjustment	(31)	—	U
Adjusted GE Industrial operating earnings (Non-GAAP)	1,588	1,271	25%

GE Capital earnings (loss) from continuing operations attributable to GE common shareowners (GAAP)	(215)	(47)	U
Less: GE Capital U.S. tax reform enactment adjustment	(45)	—	U
Adjusted GE Capital earnings (Non-GAAP)	(170)	(47)	U

Adjusted GE Industrial operating earnings (Non-GAAP)	1,588	1,271	25%
Add: Adjusted GE Capital earnings (Non-GAAP)	(170)	(47)	U
Adjusted earnings (Non-GAAP)	$1,418	$1,224	16%

Earnings (loss) per share (EPS) - diluted(b)
Consolidated EPS from continuing operations attributable to GE common shareowners (GAAP)	$0.04	$0.01	F
Less: non-operating benefit costs (net of tax of $0.02)	(0.06)	(0.05)
Operating EPS (GAAP)	0.10	0.06	67%

Less: GE Capital EPS from continuing operations attributable to GE common shareowners	(0.02)	(0.01)
GE Industrial operating EPS (GAAP)	0.13	0.07	86%
Less: Gains (losses) and impairments for businesses held for sale (net of tax)	—	—
Less: restructuring & other (net of tax of $0.02)	(0.04)	(0.08)
Less: GE Industrial U.S. tax reform enactment adjustment	—	—
Adjusted GE Industrial operating EPS (Non-GAAP)	0.18	0.14	29%

GE Capital EPS from continuing operations attributable to GE common shareowners (GAAP)	(0.02)	(0.01)	(100)%
Less: GE Capital U.S. tax reform enactment adjustment	(0.01)	—
Adjusted GE Capital EPS (Non-GAAP)	(0.02)	(0.01)	(100)%

Adjusted GE Industrial operating EPS (Non-GAAP)	0.18	0.14	29%
Add: Adjusted GE Capital EPS (Non-GAAP)	(0.02)	(0.01)
Adjusted EPS (Non-GAAP)	$0.16	$0.14	14%

(a) The tax effect on non-operating benefit costs was calculated using a 21% U.S. federal statutory tax rate, based on its applicability to such cost.
(b) Earnings-per-share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.

Adjusted earnings (loss) and EPS* excludes non-operating benefit costs, gains, and restructuring and other items, after tax. The service cost of our pension and other benefit plans are included in adjusted earnings, which represents the ongoing cost of providing pension benefits to our employees. The components of non-operating benefit costs are mainly driven by capital allocation decisions and market performance, and we manage these separately from the operational performance of our businesses. Gains and restructuring and other items are impacted by the timing and magnitude of gains associated with dispositions, and the timing and magnitude of costs associated with restructuring activities. We believe that the retained costs in Adjusted earnings and EPS* provides management and investors a useful measure to evaluate the performance of the total company, and increases period-to-period comparability. We also use Adjusted EPS* as a performance metric at the company level for our annual executive incentive plan for 2018. We believe that presenting Adjusted Industrial earnings and EPS* separately for our financial services businesses also provides management and investors with useful information about the relative size of our industrial and financial services businesses in relation to the total company.

*Non-GAAP Financial Measure

2018 1Q FORM 10-Q 45

MD&A	SUPPLEMENTAL INFORMATION

GE INDUSTRIAL OPERATING PROFIT AND OPERATING PROFIT MARGIN (EXCLUDING CERTAIN ITEMS)
	Three months ended March 31
(Dollars in millions)	2018	2017

GE total revenue (GAAP)	$26,894	$24,780

Costs
GE total costs and expenses	$26,352	$24,860
Less: GE interest and other financial charges	642	564
Less: non-operating benefit costs	684	649
GE Industrial costs excluding interest and other financial charges and non-operating benefit costs (GAAP)	$25,026	$23,647

Less: Restructuring and other charges	656	974
Add: noncontrolling interests	38	(106)
Adjusted GE Industrial costs (Non-GAAP)	$24,408	$22,568

Other Income
GE other income (GAAP)	$193	$166
Less: gains (losses) and impairments for businesses held for sale	(67)	2
Adjusted GE other income (Non-GAAP)	$259	$165

GE Industrial operating profit (GAAP)	2,060	1,299
GE Industrial operating profit margins (GAAP)	7.7%	5.2%

Adjusted GE Industrial operating profit (Non-GAAP)	$2,745	2,377
Adjusted GE Industrial operating profit margins (Non-GAAP)	10.2%	9.6%

We have presented our Adjusted GE Industrial operating profit* and operating profit margin* excluding gains and impairments for businesses held for sale, restructuring and other, noncontrolling interests. We believe that Adjusted GE Industrial operating profit* and operating profit margin* adjusted for these items are meaningful measures because they increase the comparability of period-to-period results.

*Non-GAAP Financial Measure

46 2018 1Q FORM 10-Q

MD&A	SUPPLEMENTAL INFORMATION

GE INDUSTRIAL FREE CASH FLOWS (FCF) AND ADJUSTED GE INDUSTRIAL FCF (NON-GAAP)
	Three months ended March 31
(Dollars in millions)	2018	2017
GE CFOA (GAAP)	$(1,012)	$368
Add: Gross additions to PP&E	(882)	(992)
Add: Gross additions to internal-use software	(91)	(124)
Less: Dividends from GE Capital	—	2,000
Less: GE Pension Plan funding	(287)	—
Less: Taxes related to business sales	—	—
GE Industrial Free Cash Flows (Non-GAAP)	$(1,698)	$(2,748)

Less: Oil & Gas CFOA	291	—
Less: Oil & Gas gross additions to PP&E	(173)	—
Less: Oil & Gas gross additions to internal-use software	(9)	—
Add: BHGE Class B shareholder dividend	127	—
Adjusted GE Industrial Free Cash Flows (Non-GAAP)	$(1,681)	$(2,748)

In 2018, GE transitioned from reporting an Adjusted GE Industrial CFOA metric to measuring itself on a GE Industrial Free Cash Flows basis*. This metric includes GE CFOA plus investments in property, plant and equipment and additions to internal-use software; this metric excludes any dividends received from GE Capital and any cash received from dispositions of property, plant, and equipment and internal-use software.

We believe that investors may also find it useful to compare GE’s Industrial free cash flow performance without the effects of cash used for taxes related to business sales and contributions to the GE Pension Plan. We believe that this measure will better allow management and investors to evaluate the capacity of our industrial operations to generate free cash flows. In addition, we report Adjusted GE Industrial Free Cash Flows* in order to provide a more fair representation of the cash that we are entitled to utilize in a given period. We also use Adjusted GE Industrial Free Cash Flows* as a performance metric at the company-wide level for our annual executive incentive plan for 2018.

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

*Non-GAAP Financial Measure

2018 1Q FORM 10-Q 47

OTHER

CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2018, and (ii) other than as explained below, there have been no changes in internal control over financial reporting occurred during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Effective January 1, 2018, we adopted the new revenue guidance under ASC Topic 606, Revenue from Contracts with Customers, using the full retrospective method of adoption. The adoption of this guidance required the implementation of new accounting policies and processes, including enhancements to our information systems, which changed the Company’s internal controls over financial reporting for revenue recognition and related disclosures for both our recast historical financial statements and current period reporting.

48 2018 1Q FORM 10-Q

OTHER FINANCIAL DATA

OTHER FINANCIAL DATA

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program(a)	Approximate dollar value of shares that may yet be purchased under our share repurchase program(a)
(Shares in thousands)

2018
January	2,332	$16.78	2,332
February	1,762	15.04	1,762
March	1,038	14.06	1,038
Total	5,132	$15.63	5,132	$20.8	billion

(a)
Shares were repurchased through the GE Share Repurchase Program that we announced on April 10, 2015 (the Program). Under the Program, we are authorized to repurchase up to $50 billion of our common stock through 2018 and, as of March 31, 2018, we had repurchased a total of approximately $29.2 billion under the Program. The Program is flexible and shares will be acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public.

2018 1Q FORM 10-Q 49

LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We also incorporate the information reported under "Legal Proceedings" in Baker Hughes, a GE company's most recent Form 10-K report and updates in its Form 10-Q reports.

WMC. At March 31, 2018, there were four pending lawsuits in which our discontinued U.S. mortgage business, WMC, is a party. One of these cases was dismissed in April 2018. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. The complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase) and/or monetary damages. Beginning in the fourth quarter 2013, WMC entered into settlements that reduced its exposure on claims asserted in certain securitizations, and the claim amounts reported herein reflect the effect of these settlements.

One lawsuit is pending in the United States District Court for the District of Connecticut. TMI Trust Company (TMI), as successor to Law Debenture Trust Company of New York, is asserting claims on approximately $800 million of mortgage loans, and alleges losses on these loans in excess of $425 million. Trial in this case commenced on January 16, 2018. The parties have concluded their presentation of evidence, and the court scheduled closing arguments for June 12, 2018.

At March 31, 2018, three cases were pending against WMC in New York State Supreme Court, all of which were initiated by securitization trustees or securities administrators. These cases involve, in the aggregate, claims involving approximately $3,259 million of mortgage loans. One of these lawsuits was initiated by Deutsche Bank in the second quarter 2013 and names as defendants WMC and Barclays Bank PLC. It involves claims against WMC on approximately $1,000 million of mortgage loans and does not specify the amount of damages sought. In September 2016, WMC and Deutsche Bank agreed to settle all claims arising out of the two securitizations at issue in this lawsuit, subject to judicial approvals. In October 2016, Deutsche Bank filed petitions for instruction in California state court seeking judicial instructions that Deutsche Bank’s entry into the settlement agreements was a reasonable exercise of its discretion and approving the distribution of settlement proceeds pursuant to the terms of each trust’s governing documents. Bondholders in these two securitizations filed objections to the proposed settlements, and the court approved both settlements over the bondholder objections on April 3, 2018. The court will be issuing an order with notice reflecting this approval, and the objecting bondholders will then have 60 days to file a notice of appeal from the court’s decision. The second case (JPMAC-2) was initiated by BNY Mellon (BNY) in November 2013 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A. In this case, BNY asserts claims on approximately $1,300 million of mortgage loans, and seeks to recover damages in excess of $600 million. On September 18, 2015, the court granted defendants’ motion to dismiss this case on statute of limitations grounds, and the plaintiff filed a notice of appeal in October 2015. In May 2017, the intermediate appellate court affirmed the dismissal of WMC, and the plaintiff is seeking leave to appeal this decision to the New York Court of Appeals. The third case (JPMAC-3) was filed in October 2014 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A. The plaintiff, BNY, asserts claims on approximately $959 million of mortgage loans and seeks to recover damages in excess of $475 million. In September 2016, the court granted WMC’s motion to dismiss this case on statute of limitations grounds, and an appeal from this decision is pending in the intermediate appellate court. In the fourth quarter of 2017, JPMorgan and WMC reached a settlement with the trustee in JPMAC-2 and JPMAC-3, subject to court approval, and the trustees filed actions in Minnesota state court seeking such approval. The court approved both settlements in the first quarter, and the JPMAC-3 lawsuit was dismissed on April 17, 2018.  The appeal period from the approval order in JPMAC-2 will expire on May 26, 2018, and the JPMAC-2 lawsuit remains stayed pending the final outcome of this proceeding.

The amounts of the claims at issue in these pending cases (discussed above) reflect the purchase price or unpaid principal balances of the mortgage loans at issue at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. All of the mortgage loans involved in these lawsuits are included in WMC’s reported claims at March 31, 2018. See Note 19 to the consolidated financial statements for further information.

In December 2015, we learned that, as part of continuing industry-wide investigation of subprime mortgages, the Civil Division of the U.S. Department of Justice (DOJ) is investigating potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) by WMC and its affiliates arising out of the origination, purchase or sale of residential mortgage loans between January 1, 2005 and December 31, 2007. The Justice Department subsequently issued subpoenas to WMC and GE Capital, and we are cooperating with the Justice Department’s investigation, including providing documents and witnesses for interviews. Following DOJ's assertion that WMC and GE Capital violated FIRREA in connection with WMC’s origination and sale of subprime mortgage loans in 2006 and 2007, WMC and GE Capital are exploring whether an acceptable settlement of this matter can be reached. In the event that an acceptable settlement cannot be reached, we believe DOJ would initiate legal proceedings against WMC and GE Capital. WMC and GE Capital believe they would have defenses to any such lawsuit.

Alstom legacy matters. In connection with our acquisition of Alstom’s Thermal, Renewables and Grid businesses in November 2015, we are subject to legacy legal proceedings and legal compliance risks that relate to claimed anti-competitive conduct or improper payments by Alstom in the pre-acquisition period. See Note 19 to the consolidated financial statements for further information.

50 2018 1Q FORM 10-Q

LEGAL PROCEEDINGS

EC merger notification objections. In July 2017, the European Commission (EC) issued a statement of objections with its preliminary conclusion that GE provided incorrect or misleading information about its research and development activities regarding high-power offshore wind turbines during the EC’s review of GE’s planned acquisition of LM Wind. We filed a reply in April 2018 setting forth our position on the EC's statement of objections, and after consideration of the reply we anticipate that the EC will issue a decision that we could appeal to the General Court of the European Union. If the EC concludes that GE’s alleged violation of the merger notification rules was intentional or negligent, it could impose a fine of up to 1% of GE’s annual revenues.

Shareholder lawsuits. Since November 2017, several putative class actions under the federal securities laws have been filed against GE and certain affiliated individuals. Those actions have been consolidated into a single action currently pending in the U.S. District Court for the Southern District of New York (Hachem v. GE et al). In January 2018, the court appointed the Arkansas Teachers Retirement System (ATRS) as Lead Plaintiff and Labaton Sucharow LLP as Lead Counsel for the consolidated shareholder actions.  In March 2018, ATRS filed a Consolidated Amended Class Action Complaint naming as defendants GE, Jeffrey R. Immelt, Jeffrey S. Bornstein, John L. Flannery, Jamie S. Miller and Keith S. Sherin. It alleges violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 related to insurance reserves and accounting for long-term service agreements and seeks damages on behalf of shareowners who acquired GE stock between January 23, 2015 and January 23, 2018.

On February 16, 2018, another putative class action (the Cleveland Bakers and Teamsters Pension Fund (CBTPF) case) was filed in the U.S. District Court for the Southern District of New York. The CBTPF case names as defendants GE, Jeffrey R. Immelt, Jeffrey S. Bornstein, John L. Flannery and Jamie S. Miller and makes similar allegations as those in the ATRS case. The CBTPF complaint seeks damages on behalf of shareowners who acquired GE stock between February 26, 2013 and January 24, 2018.

On April 12, 2018, in response to a motion filed by counsel for CBTPF, the court vacated its January 19, 2018 order appointing ATRS as Lead Plaintiff and Labaton Sucharow LLP as Lead Counsel and set a new deadline of May 4, 2018 for putative class members to file motions seeking appointment as lead plaintiff.

Since February 2018, four shareholder derivative lawsuits have also been filed against current and former GE executive officers and members of GE’s Board of Directors and GE (as nominal defendant). Two of the lawsuits (the Gammel case and the Lasker case) were filed in New York state court, one lawsuit (the Bennett case) was filed in Massachusetts state court and one lawsuit (the Raul case) was filed in the U.S. District Court for the Southern District of New York. The lawsuits allege breaches of fiduciary duties and unjust enrichment from 2016 to the present. The allegations relate to substantially the same facts as those underlying the securities class actions described above, as well as the oversight of past GE practices regarding the use of its corporate aircraft. The Bennett complaint also includes a claim for professional negligence and accounting malpractice against GE’s auditor, KPMG. The plaintiffs seek unspecified damages and improvements in GE’s corporate governance and internal procedures.

These cases are at an early stage; we believe we have defenses to the claims and will respond accordingly.

SEC investigation. In late November 2017, staff of the Boston office of the U.S. Securities & Exchange Commission (SEC) notified us that they are conducting an investigation of GE’s revenue recognition practices and internal controls over financial reporting related to long-term service agreements. Following our investor update on January 16, 2018 about the increase in future policy benefit reserves for GE Capital’s run-off insurance operations, as discussed in the Critical Accounting Estimates section of our Annual Report on Form 10-K, the SEC staff expanded the scope of its investigation to encompass the reserve increase and the process leading to the reserve increase. We are providing documents and other information requested by the SEC staff, and we are cooperating with their ongoing investigation.

GE Retirement Savings Plan class actions. On September 27, 2017, three individual plaintiffs filed a putative class action lawsuit in the U.S. District Court for the Southern District of California with claims regarding the oversight of GE’s 401(k) plan (the GE RSP). From October 30 to November 15, 2017, three similar class action suits were filed in the U.S. District Court for the District of Massachusetts. All four actions have been consolidated into a single action in the District of Massachusetts. The consolidated complaint names as defendants GE, GE Asset Management, current and former GE and GE Asset Management employees who served on fiduciary bodies responsible for overseeing the GE RSP during the class period and current and former members of GE's Board of Directors. Like similar lawsuits that have been brought against other companies in recent years, this action alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 (ERISA) in their oversight of the GE RSP, principally by retaining five proprietary funds that plaintiffs allege were underperforming as investment options for plan participants and charging higher management fees than some alternative funds. The plaintiffs seek unspecified damages on behalf of a class of GE RSP participants and beneficiaries from October 30, 2011 through the date of any judgment, but we believe we have defenses to the claims and will respond accordingly.

Environmental matters. The Company is reporting the following matter in compliance with SEC requirements to disclose environmental proceedings where the government is a party and that potentially involve monetary sanctions of $100,000 or greater. As previously reported, in January 2018, Kern County California issued an administrative enforcement order with a proposed penalty of $130,000 for alleged violations of process safety management regulations at a manufacturing facility in Taft, California that is indirectly owned by Baker Hughes, a GE company. The matter was resolved in March 2018 with the payment of a penalty of $80,000 pursuant to a consent decree.

2018 1Q FORM 10-Q 51

[PAGE INTENTIONALLY LEFT BLANK]

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AND NOTES

2018 1Q FORM 10-Q 53

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)
	Three months ended March 31
	General Electric Company and consolidated affiliates
(In millions; per-share amounts in dollars)	2018	2017

Revenues
Sales of goods	$17,282	$16,744
Sales of services	9,592	7,872
GE Capital revenues from services	1,786	2,264
Total revenues (Note 9)	28,660	26,881

Costs and expenses
Cost of goods sold	14,181	14,297
Cost of services sold	7,345	5,933
Selling, general and administrative expenses	4,204	4,287
Interest and other financial charges	1,285	1,139
Investment contracts, insurance losses and insurance annuity benefits	630	634
Non-operating benefit costs	688	651
Other costs and expenses	121	190
Total costs and expenses	28,453	27,131

Other income	205	197
GE Capital earnings (loss) from continuing operations	—	—

Earnings (loss) from continuing operations before income taxes	413	(53)
Benefit (provision) for income taxes	27	105
Earnings (loss) from continuing operations	440	52
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(1,553)	(239)
Net earnings (loss)	(1,113)	(187)
Less net earnings (loss) attributable to noncontrolling interests	34	(104)
Net earnings (loss) attributable to the Company	(1,147)	(83)
Preferred stock dividends	(37)	(34)
Net earnings (loss) attributable to GE common shareowners	$(1,184)	$(117)

Amounts attributable to GE common shareowners
Earnings (loss) from continuing operations	$440	$52
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	34	(104)
Earnings (loss) from continuing operations attributable to the Company	406	156
Preferred stock dividends	(37)	(34)
Earnings (loss) from continuing operations attributable
to GE common shareowners	369	122
Earnings (loss) from discontinued operations, net of taxes	(1,553)	(239)
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	—	—
Net earnings (loss) attributable to GE common shareowners	$(1,184)	$(117)

Per-share amounts (Note 16)
Earnings (loss) from continuing operations
Diluted earnings (loss) per share	$0.04	$0.01
Basic earnings (loss) per share	$0.04	$0.01

Net earnings (loss)
Diluted earnings (loss) per share	$(0.14)	$(0.01)
Basic earnings (loss) per share	$(0.14)	$(0.01)

Dividends declared per common share	$0.12	$0.24
Amounts may not add due to rounding.
See accompanying notes.

54 2018 1Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS) (CONTINUED)
(UNAUDITED)

	Three months ended March 31
	GE(a)		Financial Services (GE Capital)
(In millions; per-share amounts in dollars)	2018	2017	2018	2017

Revenues
Sales of goods	$17,273	$16,770	$32	$29
Sales of services	9,621	8,011	—	—
GE Capital revenues from services	—	—	2,141	2,652
Total revenues	26,894	24,780	2,173	2,681

Costs and expenses
Cost of goods sold	14,172	14,328	25	23
Cost of services sold	6,855	5,516	525	562
Selling, general and administrative expenses	3,999	3,803	343	572
Interest and other financial charges	642	564	819	812
Investment contracts, insurance losses and insurance annuity benefits	—	—	645	636
Non-operating benefit costs	684	649	4	2
Other costs and expenses	—	—	133	214
Total costs and expenses	26,352	24,860	2,495	2,820

Other income	193	166	—	—
GE Capital earnings (loss) from continuing operations	(215)	(47)	—	—

Earnings (loss) from continuing operations before income taxes	519	39	(321)	(139)
Benefit (provision) for income taxes	(112)	(23)	139	128
Earnings (loss) from continuing operations	407	16	(182)	(11)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(1,553)	(239)	(1,553)	(242)
Net earnings (loss)	(1,146)	(223)	(1,735)	(253)
Less net earnings (loss) attributable to noncontrolling interests	38	(106)	(4)	2
Net earnings (loss) attributable to the Company	(1,184)	(117)	(1,731)	(256)
Preferred stock dividends	—	—	(37)	(34)
Net earnings (loss) attributable to GE common shareowners	$(1,184)	$(117)	$(1,768)	$(290)

Amounts attributable to GE common shareowners:
Earnings (loss) from continuing operations	$407	$16	$(182)	$(11)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	38	(106)	(4)	2
Earnings (loss) from continuing operations attributable to the Company	369	122	(179)	(13)
Preferred stock dividends	—	—	(37)	(34)
Earnings (loss) from continuing operations attributable
to GE common shareowners	369	122	(215)	(47)
Earnings (loss) from discontinued operations, net of taxes	(1,553)	(239)	(1,553)	(242)
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	—	—	—	—
Net earnings (loss) attributable to GE common shareowners	$(1,184)	$(117)	$(1,768)	$(290)

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

Amounts may not add due to rounding.
In the consolidating data on this page, “GE” means the basis of consolidation as described in Note 1 to the consolidated financial statements; “GE Capital” means GE Capital Global Holdings, LLC (GECGH) and all of their affiliates and associated companies. Separate information is shown for “GE” and “Financial Services (GE Capital).” Transactions between GE and GE Capital have been eliminated from the “General Electric Company and consolidated affiliates” columns on the prior page.

2018 1Q FORM 10-Q 55

FINANCIAL STATEMENTS

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended March 31
(In millions)	2018	2017

Net earnings (loss)	$(1,113)	$(187)
Less net earnings (loss) attributable to noncontrolling interests	34	(104)
Net earnings (loss) attributable to the Company	$(1,147)	$(83)

Other comprehensive income (loss)
Investment securities	$99	$(52)
Currency translation adjustments	830	811
Cash flow hedges	55	20
Benefit plans	717	1,049
Other comprehensive income (loss)	1,702	1,828
Less other comprehensive income (loss) attributable to noncontrolling interests	160	6
Other comprehensive income (loss) attributable to the Company	$1,542	$1,822

Comprehensive income (loss)	$588	$1,641
Less comprehensive income (loss) attributable to noncontrolling interests	194	(98)
Comprehensive income (loss) attributable to the Company	$395	$1,739

Amounts presented net of taxes.
Amounts may not add due to rounding.
See accompanying notes.

56 2018 1Q FORM 10-Q

FINANCIAL STATEMENTS

[PAGE INTENTIONALLY LEFT BLANK]

2018 1Q FORM 10-Q 57

FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL POSITION
	General Electric Company and consolidated affiliates
(In millions, except share amounts)	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Cash, cash equivalents and restricted cash(a)	$32,129	$43,967
Investment securities (Note 3)	37,156	38,696
Current receivables (Note 4)	22,560	24,209
Inventories (Note 5)	20,574	19,419
Financing receivables – net (Note 6)	10,134	10,336
Other GE Capital receivables	6,804	6,301
Property, plant and equipment – net (Note 7)	53,650	53,874
Receivable from GE Capital	—	—
Investment in GE Capital	—	—
Goodwill (Note 8)	85,468	83,968
Other intangible assets – net (Note 8)	20,661	20,273
Contract and other deferred assets (Note 10)	20,780	20,356
All other assets	26,735	28,949
Deferred income taxes (Note 14)	11,479	8,819
Assets of businesses held for sale (Note 2)	4,310	4,164
Assets of discontinued operations (Note 2)	5,670	5,912
Total assets(b)	$358,109	$369,245

Liabilities and equity
Short-term borrowings (Note 11)	$19,371	$24,036
Accounts payable, principally trade accounts	15,060	15,172
Progress collections and deferred income	21,950	22,117
Dividends payable	1,060	1,052
Other GE current liabilities	16,092	16,919
Non-recourse borrowings of consolidated securitization entities (Note 11)	1,335	1,980
Long-term borrowings (Note 11)	105,134	108,575
Investment contracts, insurance liabilities and insurance annuity benefits (Note 12)	36,889	38,136
Non-current compensation and benefits	41,126	41,630
All other liabilities	20,224	20,784
Liabilities of businesses held for sale (Note 2)	1,024	1,248
Liabilities of discontinued operations (Note 2)	2,104	706
Total liabilities(b)	281,367	292,355

Redeemable noncontrolling interests (Note 15)	3,549	3,391

Preferred stock (5,939,874 shares outstanding at both March 31, 2018 and December 31, 2017)	6	6
Common stock (8,685,338,000 and 8,680,571,000 shares outstanding at March 31, 2018 and December 31, 2017, respectively)	702	702
Accumulated other comprehensive income (loss) – net attributable to GE(c)
Investment securities	(4)	(102)
Currency translation adjustments	(3,988)	(4,661)
Cash flow hedges	114	62
Benefit plans	(8,984)	(9,702)
Other capital	37,339	37,384
Retained earnings	115,477	117,245
Less common stock held in treasury	(84,697)	(84,902)
Total GE shareowners’ equity	55,965	56,030
Noncontrolling interests(d) (Note 15)	17,228	17,468
Total equity (Note 15)	73,193	73,498
Total liabilities, redeemable noncontrolling interests and equity	$358,109	$369,245

(a)	Includes restricted cash of $501 million and $668 million at March 31, 2018 and December 31, 2017, respectively.

(b)
Our consolidated assets at March 31, 2018 included total assets of $3,927 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets included current receivables and net financing receivables of $1,460 million within continuing operations and assets of discontinued operations of $280 million. Our consolidated liabilities at March 31, 2018 included liabilities of certain VIEs for which the VIE creditors do not have recourse to GE. These liabilities included non-recourse borrowings of consolidated securitization entities (CSEs) of $(665) million within continuing operations. See Note 18.

(c)	The sum of accumulated other comprehensive income (loss) (AOCI) attributable to the Company was $(12,862) million and $(14,404) million at March 31, 2018 and December 31, 2017, respectively.

(d)	Included AOCI attributable to noncontrolling interests of $(66) million and $(226) million at March 31, 2018 and December 31, 2017, respectively.
Amounts may not add due to rounding.
See accompanying notes.

58 2018 1Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL POSITION (CONTINUED)
	GE(a)		Financial Services (GE Capital)
(In millions, except share amounts)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(Unaudited)		(Unaudited)
Assets
Cash, cash equivalents and restricted cash(b)	$13,118	$18,822	$19,012	$25,145
Investment securities (Note 3)	544	569	36,688	38,231
Current receivables (Note 4)	14,672	14,638	—	—
Inventories (Note 5)	20,506	19,344	67	75
Financing receivables - net (Note 6)	—	—	20,099	21,967
Other GE Capital receivables	—	—	16,133	16,945
Property, plant and equipment – net (Note 7)	23,681	23,963	30,723	30,595
Receivable from GE Capital(c)	35,903	39,844	—	—
Investment in GE Capital	11,972	13,493	—	—
Goodwill (Note 8)	84,484	82,985	984	984
Other intangible assets – net (Note 8)	20,397	20,014	264	259
Contract and other deferred assets (Note 10)	20,780	20,356	—	—
All other assets	11,704	13,627	15,211	15,606
Deferred income taxes (Note 14)	10,315	7,815	1,160	999
Assets of businesses held for sale (Note 2)	3,992	3,799	—	—
Assets of discontinued operations (Note 2)	—	—	5,670	5,912
Total assets	$272,067	$279,267	$146,011	$156,716

Liabilities and equity
Short-term borrowings (Note 11)(c)	$12,615	$14,548	$15,603	$19,602
Accounts payable, principally trade accounts	20,492	21,851	1,945	1,853
Progress collections and deferred income	22,207	22,221	—	—
Dividends payable	1,060	1,052	—	—
Other GE current liabilities	16,092	16,919	—	—
Non-recourse borrowings of consolidated securitization entities (Note 11)	—	—	1,335	1,980
Long-term borrowings (Note 11)(c)	64,792	67,040	69,346	73,614
Investment contracts, insurance liabilities and insurance annuity benefits (Note 12)	—	—	37,453	38,587
Non-current compensation and benefits	40,369	40,820	748	801
All other liabilities	16,736	16,873	5,334	5,886
Liabilities of businesses held for sale (Note 2)	1,134	1,248	—	—
Liabilities of discontinued operations (Note 2)	23	23	2,081	683
Total liabilities	195,519	202,595	133,845	143,007

Redeemable noncontrolling interests (Note 15)	3,549	3,391	—	—

Preferred stock (5,939,874 shares outstanding at both March 31, 2018 and December 31, 2017)	6	6	6	6
Common stock (8,685,338,000 and 8,680,571,000 shares outstanding at March 31, 2018 and December 31, 2017, respectively)	702	702	—	—
Accumulated other comprehensive income (loss) - net attributable to GE
Investment securities	(4)	(102)	5	(99)
Currency translation adjustments	(3,988)	(4,661)	(142)	(225)
Cash flow hedges	114	62	82	54
Benefit plans	(8,984)	(9,702)	(514)	(524)
Other capital	37,339	37,384	12,842	12,806
Retained earnings	115,477	117,245	(308)	1,476
Less common stock held in treasury	(84,697)	(84,902)	—	—
Total GE shareowners’ equity	55,965	56,030	11,972	13,493
Noncontrolling interests (Note 15)	17,034	17,252	195	217
Total equity (Note 15)	72,999	73,282	12,166	13,709
Total liabilities, redeemable noncontrolling interests and equity	$272,067	$279,267	$146,011	$156,716

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

(b)
GE restricted cash was $439 million and $611 million at March 31, 2018 and December 31, 2017, respectively, and GE Capital restricted cash was $62 million and $57 million at March 31, 2018 and December 31, 2017, respectively.

(c)	In 2015, senior unsecured notes and commercial paper were assumed by GE upon its merger with GE Capital, resulting in an intercompany receivable and payable between GE and GE Capital. See Note 11.
Amounts may not add due to rounding.
In the consolidating data on this page, “GE” means the basis of consolidation as described in Note 1 to the consolidated financial statements; “GE Capital” means GE Capital Global Holdings, LLC (GECGH) and all of their affiliates and associated companies. Separate information is shown for “GE” and “Financial Services (GE Capital).” Transactions between GE and GE Capital have been eliminated from the “General Electric Company and consolidated affiliates” columns on the prior page.

2018 1Q FORM 10-Q 59

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS
(UNAUDITED)
	Three months ended March 31
	General Electric Company and consolidated affiliates
(In millions)	2018	2017

Cash flows – operating activities
Net earnings (loss)	$(1,113)	$(187)
(Earnings) loss from discontinued operations	1,553	239
Adjustments to reconcile net earnings (loss) attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	1,300	1,193
Amortization of intangible assets	613	539
(Earnings) loss from continuing operations retained by GE Capital	—	—
Deferred income taxes	(667)	(324)
Decrease (increase) in contract and other deferred assets	(398)	(1,249)
Decrease (increase) in GE current receivables	1,732	2,168
Decrease (increase) in inventories	(1,069)	(815)
Increase (decrease) in accounts payable	(38)	(304)
Increase (decrease) in GE progress collections	(40)	(5)
All other operating activities	(451)	(679)
Cash from (used for) operating activities – continuing operations	1,423	576
Cash from (used for) operating activities – discontinued operations	(33)	(658)
Cash from (used for) operating activities	1,390	(82)

Cash flows – investing activities
Additions to property, plant and equipment	(1,818)	(1,470)
Dispositions of property, plant and equipment	624	812
Additions to internal-use software	(99)	(130)
Net decrease (increase) in GE Capital financing receivables	303	306
Proceeds from sale of discontinued operations	29	789
Proceeds from principal business dispositions	15	81
Net cash from (payments for) principal businesses purchased	—	(967)
All other investing activities	(623)	5,315
Cash from (used for) investing activities – continuing operations	(1,570)	4,735
Cash from (used for) investing activities – discontinued operations	(74)	(2,026)
Cash from (used for) investing activities	(1,644)	2,709

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(1,291)	777
Newly issued debt (maturities longer than 90 days)	199	326
Repayments and other debt reductions (maturities longer than 90 days)	(9,256)	(8,666)
Net dispositions (purchases) of GE shares for treasury	(8)	(1,578)
Dividends paid to shareowners	(1,043)	(2,084)
All other financing activities	(501)	(959)
Cash from (used for) financing activities – continuing operations	(11,899)	(12,185)
Cash from (used for) financing activities – discontinued operations	—	1,907
Cash from (used for) financing activities	(11,899)	(10,278)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	208	133
Increase (decrease) in cash, cash equivalents and restricted cash	(11,945)	(7,518)
Cash, cash equivalents and restricted cash at beginning of year	44,724	50,384
Cash, cash equivalents and restricted cash at March 31	32,779	42,866
Less cash, cash equivalents and restricted cash of discontinued operations at March 31	650	824
Cash, cash equivalents and restricted cash of continuing operations at March 31	$32,129	$42,042

Amounts may not add due to rounding.
See accompanying notes.

60 2018 1Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)
	Three months ended March 31
	GE(a)		Financial Services (GE Capital)
(In millions)	2018	2017	2018	2017

Cash flows – operating activities
Net earnings (loss)	$(1,146)	$(223)	$(1,735)	$(253)
(Earnings) loss from discontinued operations	1,553	239	1,553	242
Adjustments to reconcile net earnings (loss) attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	758	589	531	595
Amortization of intangible assets	601	519	12	20
(Earnings) loss from continuing operations retained by GE Capital(b)	215	2,047	—	—
Deferred income taxes	(429)	(412)	(238)	87
Decrease (increase) in contract and other deferred assets	(398)	(1,249)	—	—
Decrease (increase) in GE current receivables	(106)	193	—	—
Decrease (increase) in inventories	(1,073)	(819)	8	5
Increase (decrease) in accounts payable	(302)	(407)	49	8
Increase (decrease) in GE progress collections	114	(9)	—	—
All other operating activities	(798)	(101)	359	(585)
Cash from (used for) operating activities – continuing operations	(1,012)	368	539	119
Cash from (used for) operating activities – discontinued operations	—	—	(33)	(658)
Cash from (used for) operating activities	(1,012)	368	506	(538)

Cash flows – investing activities
Additions to property, plant and equipment	(882)	(992)	(972)	(688)
Dispositions of property, plant and equipment	166	355	459	619
Additions to internal-use software	(91)	(124)	(8)	(6)
Net decrease (increase) in GE Capital financing receivables	—	—	2,933	2,967
Proceeds from sale of discontinued operations	—	—	29	789
Proceeds from principal business dispositions	15	81	—	—
Net cash from (payments for) principal businesses purchased	—	(967)	—	—
All other investing activities	(721)	(177)	46	3,114
Cash from (used for) investing activities – continuing operations	(1,514)	(1,824)	2,487	6,795
Cash from (used for) investing activities – discontinued operations	—	—	(74)	(2,026)
Cash from (used for) investing activities	(1,514)	(1,825)	2,412	4,768

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(1,287)	(254)	(892)	132
Newly issued debt (maturities longer than 90 days)	412	4,118	72	292
Repayments and other debt reductions (maturities longer than 90 days)	(916)	(1,411)	(8,383)	(8,594)
Net dispositions (purchases) of GE shares for treasury	(8)	(1,578)	—	—
Dividends paid to shareowners	(1,043)	(2,084)	—	(2,000)
All other financing activities	(469)	(217)	(32)	(737)
Cash from (used for) financing activities – continuing operations	(3,311)	(1,424)	(9,234)	(10,907)
Cash from (used for) financing activities – discontinued operations	—	—	—	1,907
Cash from (used for) financing activities	(3,311)	(1,424)	(9,234)	(8,999)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	133	71	75	61
Increase (decrease) in cash, cash equivalents and restricted cash	(5,705)	(2,809)	(6,241)	(4,708)
Cash, cash equivalents and restricted cash at beginning of year	18,822	11,083	25,902	39,301
Cash, cash equivalents and restricted cash at March 31	13,118	8,274	19,661	34,592
Less cash, cash equivalents and restricted cash of discontinued operations at March 31	—	—	650	824
Cash, cash equivalents and restricted cash of continuing operations at March 31	$13,118	$8,274	$19,012	$33,768

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis.

(b)	Represents GE Capital earnings (loss) from continuing operations attributable to the Company, net of GE Capital dividends paid to GE.
Amounts may not add due to rounding.
In the consolidating data on this page, “GE” means the basis of consolidation as described in Note 1 to the consolidated financial statements; "GE Capital" means GE Capital Global Holdings, LLC (GECGH) and all of their affiliates and associated companies. Separate information is shown for “GE” and “Financial Services (GE Capital).” Transactions between GE and GE Capital have been eliminated from the “Consolidated” columns and are discussed in Note 21.

2018 1Q FORM 10-Q 61

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements represent the consolidation of General Electric Company (the Company) and all companies that we directly or indirectly control, either through majority ownership or otherwise. See Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 that discusses our consolidation and financial statement presentation. As used in this report on Form 10-Q (Report), “GE” represents the adding together of all affiliated companies except GE Capital (GE Capital or Financial Services), whose continuing operations are presented on a one-line basis; GE Capital consists of GE Capital Global Holdings, LLC (GECGH) and all of its affiliates; and “Consolidated” represents the adding together of GE and GE Capital with the effects of transactions between the two eliminated.

We have reclassified certain prior-period amounts to conform to the current-period presentation. Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in millions. Unless otherwise indicated, information in these notes to the consolidated financial statements relates to continuing operations.

INTERIM PERIOD PRESENTATION

The consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2017.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Please refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2017 for the discussion of our significant accounting policies as well as the additional revenue accounting policy information provided in Note 9, reflective of our adoption of ASC 606.

ACCOUNTING CHANGES

On January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, and the related amendments (ASC 606), which supersedes most previous U.S. GAAP revenue guidance. We elected to adopt the new standard on a retrospective basis to ensure a consistent basis of presentation within our consolidated financial statements for all periods reported. In addition, we elected the practical expedient for contract modifications, which essentially means that the terms of the contract that existed at the beginning of the earliest period presented can be assumed to have been in place since the inception of the contract (i.e., not practical to separately evaluate the effects of all prior contract modifications).

ASC 606 requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time based on when control of goods and services transfers to a customer. As a result of the adoption of the standard, we recorded significant changes in the timing of revenue recognition and in the classification between revenues and costs. The financial statement effect of the adoption was a decrease to our previously reported retained earnings as of January 1, 2016 of $4,240 million and a decrease to our previously reported revenues and earnings (loss) from continuing operations of $2,224 million and $2,668 million, respectively, for the year ended December 31, 2017 and $220 million and $1,182 million, respectively, for the year ended December 31, 2016. The effect on our statement of financial position was principally comprised of changes to our contract assets, inventories, deferred taxes, deferred income and progress collections balances resulting in an $8,317 million decrease to previously reported total assets as of December 31, 2017.

62 2018 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As discussed in prior filings, some of the impacts of adopting the ASC 606 are:

Long-Term Service Agreements - For our long-term service agreements, we will continue to recognize revenue over time using percentage of completion based on costs incurred relative to total expected costs. We will also continue to record cumulative effect adjustments resulting from changes to our estimated contract billings or costs (excluding those resulting from contract modifications as discussed below). Our accounting will be impacted by various changes in the new revenue standard including (1) accounting for contract modifications and their related impacts and (2) changes in the accounting scope and term of our contracts.

•
Modifications - Under the new revenue standard, contract modifications will generally be accounted for as if we entered into a new contract, resulting in prospective recognition of changes to our estimates of contract billings and costs. That is, cumulative effect adjustments will generally no longer be recognized in the period that modifications occur.

There was limited guidance for accounting for contract modifications under prior U.S. GAAP. As a result, our previous method of accounting for contract modifications was developed with the objective of accounting for the nature of the contract modifications. Generally, contract modifications were accounted for as cumulative effect adjustments, which reflected an update to the contract margin for the impact of the modification (i.e., changes to estimates of future contract billings and costs); however, modifications that substantially changed the economics of the arrangement were effectively accounted for as a new contract.

•
Scope and term - The new revenue standard provides more prescriptive guidance on identifying the elements of long-term service type contracts that should be accounted for as separate performance obligations. Application of this guidance, which focuses on understanding the nature of the arrangement, including our customers' discretion in purchasing decisions, has resulted in changes to the scope of elements included in our accounting model for long-term service agreements. For example, significant equipment upgrades offered as part of our long-term service agreements will generally be accounted for as separate performance obligations under the new revenue standard.

Also, the term of our contracts is now defined as the shorter of the stated term or the term not subject to unilateral termination. Over this contract term, we estimate our revenues and related costs, including estimates of fixed and variable payments related to asset utilization and related costs to fulfill our performance obligations. Historically, our accounting for long-term contracts did not reflect an expectation that a contract would be terminated prior to the stated term, particularly when the probability of termination was considered remote. Under prior U.S. GAAP, while termination rights were considered, more emphasis was placed on more likely outcomes (i.e., use of best estimates). For example, we used historical experience with similar types of contracts as well as other evidence (e.g., customer intent, economic compulsion and future plans for operating the asset) to determine the contract term for application of our accounting model.

These changes to our long-term service agreement accounting have significantly impacted all of our industrial businesses except for Renewable Energy, Healthcare, and Lighting and were some of the drivers in the reduction of the related contract asset balance of $8,255 million as of December 31, 2017. While these contract asset balances have been reduced due to the accounting changes, the economics and cash impact of these contracts remain unchanged.

Aviation Commercial Engines - For Aviation Commercial engines our previous method applied contract-specific estimated margin rates, which included the effect of estimated cost improvements over time, to costs incurred to determine the amount of revenue that should be recognized. The new revenue standard will result in a significant change from our previous long-term contract accounting model. While we will continue to recognize revenue at delivery, each engine is now accounted for as a separate performance obligation, reflecting the contractually stated price and manufacturing cost of each engine. The most significant effect of this change is on our new engine launches, where the cost of earlier production units is higher than the cost of later production units driven by expected cost improvements over the life of the engine program, which will generally result in lower earnings or increased losses on our early program engine deliveries to our airframer customers. The effect of this change reduced the related contract asset balance of $1,755 million as of December 31, 2017.

All Other Large Equipment - For the remainder of our equipment businesses, the new revenue standard’s emphasis on transfer of control rather than risks and rewards has resulted in an accelerated timing of revenue recognition versus our previous accounting for certain products. While this change impacts all our businesses, our Renewable Energy business was most significantly impacted on a year over year basis with certain of their products recognized at an earlier point in time compared to historical standards. Consistent with our industry peers, certain of our businesses’ products have transitioned either to a point in time or over time recognition based on the nature of the arrangement. This change in timing of revenue had an effect on inventory, contract assets and progress collections to reflect the transfer of control at an earlier point in time.

Refer to our Form 8-K filed on April 13, 2018 for supplemental information on the effect of the adoption of ASC 606 to our financial statements.

2018 1Q FORM 10-Q 63

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2018, we adopted ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires the service cost component of the net periodic costs for pension and postretirement plans to be presented in the same line item in the statement of earnings as other employee-related compensation costs. The non-service related costs are now required to be presented separately from the service cost component. This change to the income statement has been reflected on a retrospective basis and had no effect on continuing or net income. The new standard also added guidance requiring entities to exclude these non-service related costs from capitalization in inventory or other internally-developed assets on a prospective basis, which is not expected to have a significant effect.

On January 1, 2018 we adopted ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. The ASU requires the changes in the total of cash and restricted cash to be presented in the statement of cash flows. In addition, when cash and restricted cash are presented on separate lines on the balance sheet, an entity is required to reconcile the totals in the statement of cash flows to the related line items in the balance sheet. While not a direct effect of the adoption of the standard, to simplify the reconciliation of the statement of cash flows to the cash balances presented in our statement of financial position, we have elected to present cash and restricted cash as a single line on the balance sheet, which resulted in an increase of $668 million and $654 million to our previously reported December 31, 2017 and December 31, 2016 cash balances, respectively. The change to our cash balances and cash flows has been reflected on a retrospective basis for all periods presented.

On January 1, 2018, we adopted ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The ASU eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory and was required to be adopted on a modified retrospective basis. As a result, the tax expense from the intercompany sale of assets, other than inventory, and associated changes to deferred taxes will be recognized when the sale occurs even though the pre-tax effects of the transaction have not been recognized as they are eliminated in consolidation. This change to our income tax provision has been reflected as a $464 million cumulative catch up adjustment to increase retained earnings as of January 1, 2018 and is not reflected in periods prior to this date.

On January 1, 2018, we adopted ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The ASU is required to be reflected on a retrospective basis and provides guidance on the classification of certain cash receipts and cash payments, including requiring cash payments for debt prepayment or debt extinguishment costs be classified as financing activities and payments from a beneficial interest in securitization transactions be classified as investing activities. As part of the adoption, we will reclassify $553 million of cash receipts from our beneficial interest in securitized trade receivables within our consolidated statement of cash flows from cash inflows from operating activities to cash inflows from investing activities for the year ended December 31, 2017 (no effect to periods prior to 2017). The adoption of the ASU did not have a significant effect on our GE Industrial cash flows.

On January 1, 2018 we adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU provides guidance related to the recognition and measurement of financial assets and financial liabilities with changes primarily affecting equity investments and disclosure of financial instruments. Under the new guidance, equity investments with readily determinable fair value, except those accounted for under the equity method of accounting, will be measured at fair value with changes in fair value recognized in earnings. The adoption had an insignificant impact to retained earnings and other comprehensive income.

Effective January 1, 2018, we voluntarily changed the cost method of the GE U.S. inventories that were previously measured on a last-in, first-out (LIFO) basis to first-in, first-out (FIFO) basis. We believe the FIFO method is a preferable measure for our inventories as it is expected to better reflect the current value of inventory reported in the consolidated statement of financial position, improve the matching of costs of goods sold with related revenue, and provide for greater consistency and uniformity across our operations with respect to the method of inventory valuation. While this change will also require us to make a conforming change for U.S. income tax purposes, all existing GE businesses previously using LIFO are expected to be in a deflationary cost environment due to the manufacturing life cycle of the products and continuous reduction in the manufacturing costs due to better efficiencies, which would significantly decrease the tax benefit that LIFO would otherwise provide. Prior to the change and as reported in our 2017 10-K, LIFO was used for approximately 32% of GE inventories as of December 31, 2017.

As required by U.S. GAAP, we have reflected this change in accounting principle on a retrospective basis resulting in changes to the historical periods presented. The retrospective application of the change resulted in a decrease to our January 1, 2016 retained earnings of $105 million and a decrease to our net loss from continuing operations by $15 million and $124 million for the three months ended March 31, 2017 and the year ended December 31, 2017, respectively, and a decrease to our net earnings from continuing operations by $147 million for the year ended December 31, 2016. This change did not affect our previously reported cash flows from operating, investing or financing activities.

64 2018 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

On November 13, 2017, the Company announced its intention to exit approximately $20 billion of assets over the next one to two years. In the fourth quarter of 2017, in connection with this announcement, GE classified various businesses with assets of $1,684 million and liabilities of $721 million as held for sale. These businesses span across our Power, Lighting, Aviation and Healthcare segments and resulted in a pre-tax loss on the planned disposals of $1,075 million ($1,045 million after-tax) as of March 31, 2018, of which $1,033 million of pre-tax loss ($1,024 million after-tax) was recorded in the fourth quarter of 2017.

On September 25, 2017, we signed an agreement to sell our Industrial Solutions business within our Power segment with assets of $2,308 million and liabilities of $413 million, to ABB for approximately $2,600 million (approximately $1,900 million net cash proceeds after adjusting for deal taxes and for cash to be received by GE Capital for receivables originated in our Industrial Solutions business and sold to them). The transaction is targeted to close in mid-2018.

FINANCIAL INFORMATION FOR ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE
(In millions)	March 31, 2018	December 31, 2017

Assets
Current receivables(a)	$593	$612
Inventories	964	931
Property, plant, and equipment – net	964	931
Goodwill	1,659	1,619
Other intangible assets – net	411	403
Contract assets	660	619
Valuation allowance on disposal group classified as held for sale (b)	(1,049)	(1,000)
Other assets	107	49
Assets of businesses held for sale	$4,310	$4,164

Liabilities
Accounts payable(a)	$672	$602
Progress collections and deferred income	146	179
Non-current compensation and benefits	42	162
Other liabilities	163	305
Liabilities of businesses held for sale	$1,024	$1,248

(a)
Included transactions in our industrial businesses that were made on an arms-length basis with GE Capital, including GE current receivables sold to GE Capital of $318 million and $366 million at March 31, 2018 and December 31, 2017, respectively and GE Capital services for material procurement of $(111) million at March 31, 2018. These intercompany balances included within our held for sale businesses are reported in the GE and GE Capital columns of our financial statements, but are eliminated in deriving our consolidated financial statements.

(b)	We adjusted the carrying value to fair value less cost to sell for certain held for sale businesses.

DISCONTINUED OPERATIONS

Discontinued operations primarily relate to our financial services businesses. Discontinued operations primarily comprise residual assets and liabilities related to our exited U.S. mortgage business (WMC), our mortgage portfolio in Poland, and trailing liabilities associated with the sale of our GE Capital businesses as a result of the GE Capital Exit Plan (our plan announced in 2015 to reduce the size of our financial services businesses). Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented. See Note 19 for further information about indemnifications and further discussion on WMC.

2018 1Q FORM 10-Q 65

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS
	Three months ended March 31
(In millions)	2018	2017

Operations
Total revenues and other income (loss)	$(1,472)	$79

Earnings (loss) from discontinued operations before income taxes	$(1,574)	$(196)
Benefit (provision) for income taxes(a)	19	62
Earnings (loss) from discontinued operations, net of taxes	$(1,555)	$(134)

Disposal
Gain (loss) on disposal before income taxes	$4	$(27)
Benefit (provision) for income taxes(a)	(1)	(78)
Gain (loss) on disposal, net of taxes	$3	$(105)

Earnings (loss) from discontinued operations, net of taxes(b)(c)	$(1,553)	$(239)

(a)
GE Capital's total tax benefit (provision) for discontinued operations and disposals included current tax benefit (provision) of $(9) million and $(576) million for the three months ended March 31, 2018 and 2017, respectively, including current U.S. Federal tax benefit (provision) of $24 million and $(587) million for the three months ended March 31, 2018 and 2017, respectively. The deferred tax benefit (provision) was $27 million and $560 million for the three months ended March 31, 2018 and 2017, respectively.

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

(c)	Earnings (loss) from discontinued operations attributable to the Company, before income taxes, was $(1,571) million and $(223) million for the three months ended March 31, 2018 and 2017, respectively.

(In millions)	March 31, 2018	December 31, 2017

Assets
Cash, cash equivalents and restricted cash	$650	$757
Investment securities	590	647
Deferred income taxes	1,024	951
Financing receivables held for sale	3,180	3,215
Other assets	226	342
Assets of discontinued operations	$5,670	$5,912

Liabilities
Accounts payable	53	51
Borrowings	—	1
Other liabilities	2,052	654
Liabilities of discontinued operations	$2,104	$706

66 2018 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale and comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations. We do not have any securities classified as held-to-maturity.

	March 31, 2018				December 31, 2017
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value(a)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value(a)

Debt
U.S. corporate	$21,637	$3,014	$(130)	$24,522	$20,104	$3,775	$(35)	$23,843
Non-U.S. corporate	3,394	77	(14)	3,458	5,455	86	(13)	5,528
State and municipal	3,674	439	(53)	4,061	3,775	534	(40)	4,269
Mortgage and asset-backed	3,313	62	(45)	3,330	2,820	81	(23)	2,878
Government and agencies	1,636	64	(68)	1,632	1,927	75	(2)	2,000
Equity (b)	154	—	—	154	166	12	—	178
Total	$33,808	$3,657	$(309)	$37,156	$34,246	$4,564	$(114)	$38,696

(a)
Included $544 million and $569 million of investment securities held by GE at March 31, 2018 and December 31, 2017, respectively, of which $119 million and $141 million are equity securities with readily determinable fair value.

(b)
Net unrealized gains (losses) recorded to earnings related to these securities with readily determinable fair value were $(17) million and an insignificant amount for the three months ended March 31, 2018 and 2017, respectively.

Investments with a fair value of $4,226 million and $4,413 million were classified within Level 3 (significant inputs to the valuation model are unobservable) at March 31, 2018 and December 31, 2017, respectively. The remaining investments are substantially all classified within Level 2 (determined based on significant observable inputs). During the three months ended March 31, 2018 and 2017, there were no significant transfers into or out of Level 3.

In addition to equity securities with readily determinable fair value, we hold $757 million of equity securities without readily determinable fair value at March 31, 2018 that are recorded at cost less impairment and adjusted for observable price changes for identical or similar instruments. During the three months ended March 31, 2018, we recorded fair value increases of $8 million to those securities based on observable transactions and impairments of $5 million.

ESTIMATED FAIR VALUE AND GROSS UNREALIZED LOSSES OF AVAILABLE-FOR-SALE DEBT SECURITIES
	In loss position for
	Less than 12 months		12 months or more
(In millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

March 31, 2018
U.S. corporate	$3,160	$(77)	$568	$(53)
Non-U.S. corporate	426	(5)	2,041	(8)
State and municipal	205	(4)	263	(49)
Mortgage and asset-backed	1,534	(30)	325	(15)
Government and agencies	486	(68)	20	—
Total	$5,810	$(183)	$3,216	$(125)

December 31, 2017
U.S. corporate	$502	$(6)	$605	$(30)
Non-U.S. corporate	1,169	(4)	3,685	(10)
State and municipal	48	(1)	272	(39)
Mortgage and asset-backed	979	(11)	318	(12)
Government and agencies	395	(2)	69	—
Total	$3,093	$(23)	$4,949	$(91)
Unrealized losses are not indicative of the amount of credit loss that would be recognized and at March 31, 2018 are primarily due to increases in market yields subsequent to our purchase of the securities. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell the vast majority of these securities before anticipated recovery of our amortized cost. The methodologies and significant inputs used to measure the amount of credit loss for our debt securities during 2018 have not changed.

Total pre-tax, other-than-temporary impairments on debt securities recognized in earnings were an insignificant amount for the three months ended March 31, 2018 and 2017.

2018 1Q FORM 10-Q 67

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTRACTUAL MATURITIES OF INVESTMENT IN AVAILABLE-FOR-SALE DEBT SECURITIES
(EXCLUDING MORTGAGE AND ASSET-BACKED SECURITIES)

(In millions)	Amortized cost	Estimated fair value

Due
Within one year	$2,729	$2,730
After one year through five years	3,159	3,276
After five years through ten years	6,163	6,617
After ten years	18,352	21,124

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Although we generally do not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements and the funding of claims and obligations to policyholders. Gross realized gains on available-for-sale debt securities were $13 million and $95 million, and gross realized losses were $(1) million and $(1) million in the three months ended March 31, 2018 and 2017, respectively.

Proceeds from investment securities sales and early redemptions by issuers totaled $322 million and $1,073 million in the three months ended March 31, 2018 and 2017, respectively primarily from sales of U.S. Corporate, government and agencies and state and municipal securities.

NOTE 4. CURRENT RECEIVABLES

	Consolidated(a)(b)		GE(c)
(In millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017

Current receivables	$23,573	$25,282	$15,671	$15,693
Allowance for losses	(1,014)	(1,073)	(999)	(1,055)
Total	$22,560	$24,209	$14,672	$14,638

(a)
Included GE industrial customer receivables sold to a GE Capital affiliate and recorded on GE Capital’s balance sheet of $8,677 million and $10,370 million at March 31, 2018 and December 31, 2017, respectively. The consolidated total included a deferred purchase price receivable of $407 million and $388 million at March 31, 2018 and December 31, 2017, respectively, related to our Receivables Facility (described below).

(b)
In order to manage credit exposure, the Company sells additional current receivables to third parties outside the Receivables Facility, substantially all of which are serviced by the Company. The outstanding balance of these current receivables was $2,330 million and $2,541 million at March 31, 2018 and December 31, 2017, respectively. Of these balances, $1,170 million and $1,621 million was sold by GE to GE Capital prior to the sale to third parties at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, our maximum exposure to loss under the limited recourse arrangements is $80 million and $90 million, respectively.

(c)
GE current receivables balances at March 31, 2018 and December 31, 2017, before allowance for losses, included $10,544 million and $10,452 million, respectively, from sales of goods and services to customers. The remainder of the balances primarily relates to supplier advances, revenue sharing programs and other non-income based tax receivables.

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

During the three months ended March 31, 2018, GE Industrial sold current receivables of $5,416 million to GE Capital, which GE Capital sold immediately to third parties under the Receivables Facility. GE Capital continues to service the current receivables for the purchasers. The Company received total cash collections of $5,315 million on previously sold current receivables owed to the purchasing entities. The purchasing entities reinvested $4,610 million of those collections to purchase newly originated current receivables from the Company and paid $720 million to purchase newly originated current receivables from the company. In addition, the purchase of additional receivables by the purchasing entities increased their DPP obligation to the Company by $61 million and they paid $42 million to reduce their DPP obligation.

During the three months ended March 31, 2018, the Company recorded a loss of $32 million on sales of current receivables to the third party purchasers.

68 2018 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2018 and December 31, 2017, GE Capital, under the Receivables Facility, serviced $3,323 million and $3,222 million of transferred receivables that remain outstanding, respectively. During the three months ended March 31, 2018, the purchasers paid GE Capital servicing fees of $8 million.

Given the short-term nature of the underlying receivables, discount rates and prepayments are not factors in determining the value of the DPP. Collections on the DPP are presented within Cash flows from investing activities in the GE Capital and consolidated columns in the Statement of Cash Flows. As the performance of the transferred current receivables is similar to the performance of our other current receivables, delinquencies are not expected to be significant.

NOTE 5. INVENTORIES

(In millions)	March 31, 2018	December 31, 2017

Raw materials and work in process	$10,983	$10,131
Finished goods	9,334	8,847
Unbilled shipments	256	441
Total Inventories	$20,574	$19,419

NOTE 6. GE CAPITAL FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

FINANCING RECEIVABLES, NET
(In millions)	March 31, 2018	December 31, 2017

Loans, net of deferred income	$15,764	$17,404
Investment in financing leases, net of deferred income	4,383	4,614
	20,146	22,018
Allowance for losses	(47)	(51)
Financing receivables – net	$20,099	$21,967

We manage our financing receivables portfolio using delinquency and nonaccrual data as key performance indicators. At March 31, 2018, $864 million (4.3%), $408 million (2.0%) and $324 million (1.6%) of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively. Of the $324 million of nonaccrual financing receivables at March 31, 2018, the vast majority are secured by collateral and $202 million are currently paying in accordance with the contractual terms. At December 31, 2017, $550 million (2.5%), $140 million (0.6%) and $252 million (1.1%) of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively.

The recorded investment in impaired loans at March 31, 2018 and December 31, 2017 was $357 million and $286 million, respectively. The method used to measure impairment for these loans is primarily based on collateral value. At March 31, 2018, troubled debt restructurings included in impaired loans were $130 million.

The GE Capital financing receivable portfolio includes $904 million and $890 million of loans that are guaranteed by GE, of which $257 million and $239 million of these loans are on nonaccrual at March 31, 2018 and December 31, 2017, respectively. These impaired loans are measured based on market and collateral value at a consolidated level, however, are not impaired loans at GE Capital because of the GE guarantee and are therefore not included in the nonaccrual receivables mentioned above. At March 31, 2018, $248 million of these non accrual loans are also 90 days past due. In addition to the allowance for loan losses recorded at GE Capital, an additional allowance for loan losses of $160 and $161 million was recorded at GE and on a consolidated level for guaranteed loans at March 31, 2018 and December 31, 2017, respectively.

In connection with the strategic shift to make GE Capital smaller and more focused, we classified $2,231 million of Energy Financial Services financing receivables as held for sale at December 31, 2017, as we no longer intend to hold these financing receivables for the foreseeable future. The related held for sale balance at March 31, 2018 is $2,081 million. Pre-tax provisions for losses on financing receivables of $14 million and $137 million and write-offs of $14 million and $156 million were recorded at March 31, 2018 and December 31, 2017, respectively to reduce the carrying value of the financing receivables to the lower of cost or fair value, less the cost to sell.

2018 1Q FORM 10-Q 69

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

(In millions)	March 31, 2018	December 31, 2017

Original cost	$90,214	$89,607
Less accumulated depreciation and amortization	(36,564)	(35,733)
Property, plant and equipment – net	$53,650	$53,874

Consolidated depreciation and amortization on property, plant and equipment was $1,300 million and $1,193 million in the three months ended March 31, 2018 and 2017, respectively.

NOTE 8. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

ACQUISITIONS

On April 20, 2017, we acquired LM Wind Power, the Danish maker of rotor blades for approximately $1,700 million. The preliminary purchase price allocation resulted in goodwill of approximately $1,600 million and amortizable intangible assets of approximately $210 million. The allocation of the purchase price will be finalized upon completion of post-closing procedures.

On January 10, 2017, we acquired the remaining 96% of ServiceMax, a leader in cloud-based field service management solutions, for $867 million, net of cash acquired of $91 million. Upon gaining control, we fair valued the business including our previously held 4% equity interest. The purchase price allocation resulted in goodwill of $686 million and amortizable intangible assets of $279 million.

In 2016, we acquired a total of 76.2% of the shares of Arcam AB, a Swedish company specializing in electron beam melting systems, in our Aviation segment for $477 million, net of cash acquired. Upon gaining control, we fair valued the business including our previously held 14.3% equity interest. The purchase price allocation resulted in goodwill of $523 million and amortizable intangible assets of $96 million. In the first quarter of 2018, we acquired an additional 20% interest in Arcam for approximately $203 million, bringing our total ownership stake to 96.2%. We are obligated to purchase the remaining 3.8% noncontrolling interest, which we expect to do over the next twelve months.

BAKER HUGHES

On July 3, 2017, GE completed the combination of GE’s Oil & Gas business (GE Oil & Gas) with Baker Hughes Incorporated (Baker Hughes). As part of the transaction, GE contributed GE Oil & Gas and $7,498 million in cash in exchange for an ownership interest of approximately 62.5% in the new combined company. The operating assets of the new combined company are held through a partnership named Baker Hughes, a GE company, LLC (BHGE LLC). GE holds an economic interest of approximately 62.5% in this partnership, and Baker Hughes’ former shareholders hold an ownership interest of approximately 37.5% through a newly NYSE listed corporation, Baker Hughes, a GE company (BHGE), which controls the partnership. In turn, GE holds a controlling, voting interest of approximately 62.5% in BHGE through Class B Common Stock, which grants voting rights but no economic rights. Baker Hughes’ former shareholders received one share of BHGE Class A Common Stock and a special one-time cash dividend of $17.50 per share at closing. Total consideration was $24,798 million, including the $7,498 million cash contribution.

The Baker Hughes acquisition has been accounted for as a business combination, using the acquisition method. The net assets of Baker Hughes’ contributed businesses were recorded at their estimated fair value, and GE Oil & Gas continues at its historical or carryover basis. We recorded noncontrolling interest of $16,231 million for the approximate 37.5% ownership interest in the combined company held by BHGE’s Class A shareholders. The noncontrolling interest is recorded at fair value for the portion attributable to Baker Hughes and at our historical cost for the portion attributable to GE Oil & Gas. The fair value of the noncontrolling interest associated with the acquired net assets was determined by the publicly traded share price of Baker Hughes at the close of the transaction. The impact of recognizing the noncontrolling interest in GE Oil & Gas resulted in an increase to additional paid in capital of $97 million. Previously we disclosed that the impact of recognizing the noncontrolling interest was a decrease to additional paid in capital of $126 million. The primary reason for the change from prior quarter is the adoption of ASC 606 in the first quarter of 2018.

The tables below present the fair value of the consideration exchanged and the preliminary allocation of purchase price to the major classes of assets and liabilities of the acquired Baker Hughes business and the associated fair value of preexisting noncontrolling interest related to the acquired net assets of Baker Hughes. The estimated values are not yet final and are subject to change, and the changes could be significant. We will finalize our purchase accounting once we obtain the information necessary to complete our analysis but no later than one year from the acquisition date.

70 2018 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PURCHASE PRICE
(In millions)	July 3, 2017

Cash consideration	$7,498
Fair value of the Class A Shares in BHGE issued to Baker Hughes shareholders	17,300
Total consideration for Baker Hughes	$24,798

PRELIMINARY IDENTIFIABLE ASSETS ACQUIRED AND LIABILITIES ASSUMED
(In millions)	July 3, 2017

Cash and cash equivalents	$4,133
Accounts receivable	2,342
Inventories	1,706
Property, plant, and equipment - net	4,571
Other intangible assets - net	4,078
All other assets	1,596
Accounts payable	(1,242)
Borrowings	(3,370)
Deferred taxes (a)	(390)
All other liabilities	(2,235)
Total identifiable net assets	11,189
Fair value of existing noncontrolling interest	(76)
Goodwill	13,685
Total allocated purchase price	$24,798

(a)
Includes an increase of approximately $1,080 million primarily related to fair value adjustments to identifiable assets and liabilities (excluding goodwill) partially offset by a tax asset of approximately $572 million associated with the recognition of foreign tax credits.

The estimated fair value of intangible assets and related useful lives in the preliminary purchase price allocation included:

(In millions)	Estimated fair value	Estimated useful life (in years)
Trademarks - Baker Hughes	$2,100	Indefinite life
Customer-related	1,320	15
Patents and technology	465	10
Trademarks - Other	40	10
Capitalized software	62	3-7
In-process research and development	70	Indefinite life
Favorable lease contracts	21	10
Total	$4,078

The above goodwill represents future economic benefits expected to be recognized from combining the operations of GE Oil & Gas and Baker Hughes, including expected future synergies and operating efficiencies. Goodwill resulting from the acquisition has been allocated to our Oil & Gas reporting units, of which $67 million is deductible for tax purposes.

During the first quarter of 2018, the Company made measurement period adjustments to reflect facts and circumstances in existence as of the acquisition date. These adjustments resulted in an increase in goodwill of approximately $329 million primarily due to a reduction to the fair values of property, plant and equipment of $288 million and intangible assets of $45 million. As a result of the decrease in property, plant and equipment and intangible assets during the first quarter of 2018, we recorded a cumulative decrease to depreciation and amortization expense of $27 million. In addition, we reclassified certain legacy Baker Hughes business balances to conform to our presentation.

INCOME TAXES

BHGE LLC is treated as a disregarded entity for U.S. federal income tax purposes and, accordingly, does not incur any material current or deferred U.S. federal income taxes. BHGE LLC’s foreign subsidiaries, however, are expected to incur current and deferred foreign income taxes.

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

2018 1Q FORM 10-Q 71

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INTEGRATION AND ACQUISITION COSTS

During the three months ended March 31, 2018 and March 31, 2017, integration and acquisition costs of $46 million and $65 million, respectively were expensed as incurred and were reported as selling, general and administrative expenses.

UNAUDITED PRO FORMA INFORMATION

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

	Three months ended March 31
(In millions)	2018	2017

Revenues	$28,660	$29,140
Earnings (loss) from continuing operations	477	(32)

Significant adjustments to the pro forma information above include recognition of non-recurring direct incremental integration and acquisition costs in the three month period ended March 31, 2017; the amortization associated with an estimate of the acquired intangible assets; and the depreciation associated with an estimate of the fair value step-up of property, plant and equipment.

GOODWILL

CHANGES IN GOODWILL BALANCES
(In millions)	Balance at January 1, 2018	Acquisitions	Dispositions, currency exchange and other	Balance at March 31, 2018

Power	$25,269	$—	$617	$25,886
Renewable Energy	4,093	—	231	4,324
Oil & Gas	23,943	—	466	24,410
Aviation	10,008	—	129	10,138
Healthcare	17,306	—	33	17,339
Transportation	902	—	5	907
Lighting (a)	—	—	—	—
Capital	984	—	—	984
Corporate	1,463	—	17	1,480
Total	$83,968	$—	$1,498	$85,468

(a)	Substantial majority of Lighting segment classified as held for sale in the fourth quarter of 2017.

Goodwill balances increased by $1,498 million in 2018, primarily as a result of the currency effect of a weaker U.S. dollar and adjustments to the allocation of purchase price associated with our acquisitions of Baker Hughes and LM Wind Power.

72 2018 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We perform our annual impairment test of goodwill in the third quarter for all of our reporting units. In addition, to our annual testing, we also test goodwill for impairment between annual impairment testing dates whenever events or circumstances occur, that, in our judgment, could more likely than not reduce the fair value of one or more of our reporting units below its carrying amount.

In assessing the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, we consider all available evidence, including (i) the results of our impairment testing from the most recent testing date (in particular, the magnitude of the excess of fair value over carrying value observed), (ii) downward revisions to internal forecasts or decreases in market multiples (and the magnitude thereof), if any, and (iii) declines in our market capitalization below our book value (and the magnitude and duration of those declines), if any. In the first quarter of 2018 we did not identify any reporting units that required an interim impairment test.

As of March 31, 2018, we believe goodwill is recoverable for all of our reporting units. However, the Power and Oil & Gas markets continue to be challenging and there can be no assurances that goodwill will not be impaired in future periods as a result of sustained declines in macroeconomic or business conditions affecting our reporting units.

OTHER INTANGIBLE ASSETS

OTHER INTANGIBLE ASSETS - NET
(In millions)	March 31, 2018	December 31, 2017

Intangible assets subject to amortization	$18,412	$18,056
Indefinite-lived intangible assets(a)	2,249	2,217
Total	$20,661	$20,273

(a)	Indefinite-lived intangible assets principally comprise trademarks and in-process research and development.

INTANGIBLE ASSETS SUBJECT TO AMORTIZATION
	March 31, 2018			December 31, 2017
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Customer-related(a)	$10,844	$(3,319)	$7,528	$10,614	$(3,095)	$7,521
Patents and technology	10,906	(4,072)	6,834	10,271	(3,899)	6,372
Capitalized software	8,083	(5,054)	3,029	8,064	(4,974)	3,089
Trademarks	1,257	(475)	782	1,280	(421)	859
Lease valuations	161	(83)	79	170	(80)	89
All other	264	(102)	162	218	(92)	125
Total	$31,516	$(13,105)	$18,412	$30,618	$(12,561)	$18,056

(a)	Balance includes payments made to our customers, primarily within our Aviation business.

Intangible assets subject to amortization increased by $356 million in the three months ended March 31, 2018, primarily as a result of the acquisition of a technology intangible asset of $632 million at our Aviation business and currency effects of a stronger U.S. dollar partially offset by amortization.

GE amortization expense related to intangible assets subject to amortization was $601 million and $519 million in the three months ended March 31, 2018 and 2017, respectively. GE Capital amortization expense related to intangible assets subject to amortization was $12 million and $20 million in the three months ended March 31, 2018 and 2017, respectively.

2018 1Q FORM 10-Q 73

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. REVENUES

REVENUES FROM THE SALE OF EQUIPMENT

PERFORMANCE OBLIGATIONS SATISFIED OVER TIME

We recognize revenue on agreements for the sale of customized goods including power generation equipment, nuclear fuel assemblies, larger oil drilling equipment projects, military development contracts, locomotive units, and long-term construction projects on an over time basis. We recognize revenue using percentage of completion based on costs incurred relative to total expected costs. Our estimate of costs to be incurred to fulfill our promise to a customer is based on our history of manufacturing or constructing similar assets for customers and is updated routinely to reflect changes in quantity or pricing of the inputs. We recognize revenue as we customize the customer's equipment during the manufacturing or integration process and obtain right to payment for work performed. We provide for potential losses on any of these agreements when it is probable that we will incur the loss.

Our billing terms for these over-time contracts vary, but are generally based on achieving specified milestones. The differences between the timing of our revenue recognized (based on costs incurred) and customer billings (based on contractual terms) results in changes to our contract asset or contract liability positions (see Note 10 for further information).

PERFORMANCE OBLIGATIONS SATISFIED AT A POINT IN TIME

We recognize revenue on agreements for non-customized equipment including commercial aircraft engines, healthcare equipment, resource extraction equipment and other goods we manufacture on a standardized basis for sale to the market at a point in time. We recognize revenue at the point in time that the customer obtains control of the good, which is generally no earlier than when the customer has physical possession of the product. We use proof of delivery for certain large equipment with more complex logistics, whereas the delivery of other equipment is estimated based on historical averages of in-transit periods (i.e., time between shipment and delivery).

In situations where arrangements include customer acceptance provisions based on seller or customer-specified objective criteria, we recognize revenue when we have concluded that the customer has control of the goods and that acceptance is likely to occur. We generally do not provide for anticipated losses on point in time transactions prior to transferring control of the equipment to the customer.

Our billing terms for these point in time equipment contracts vary and generally coincide with delivery to the customer; however, within certain businesses, we receive progress payments from customers for large equipment purchases, which is generally to reserve production slots.

REVENUES FROM THE SALE OF SERVICES

Consistent with our discussion in the MD&A and the way we manage our businesses, we refer to sales under product services agreements and sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs) as sales of “services,” which is an important part of our operations.

PERFORMANCE OBLIGATIONS SATISFIED OVER TIME

We enter into long-term product service agreements with our customers primarily within our Aviation, Power, Oil & Gas and Transportation segments. These agreements require us to provide preventative maintenance, asset overhaul / updates, and standby "warranty-type" services that include certain levels of assurance regarding asset performance and uptime throughout the contract periods, which generally range from 5 to 25 years. We account for items that are integral to the maintenance of the equipment as part of our service related performance obligation, unless the customer has a substantive right to make a separate purchasing decision (e.g., equipment upgrade). We recognize revenue as we perform under the arrangements using percentage of completion based on costs incurred relative to total expected costs. Throughout the life of a contract, this measure of progress captures the nature, timing and extent of our underlying performance activities as our stand-ready services often fluctuate between routine inspections and maintenance, unscheduled service events and major overhauls at pre-determined usage intervals. Contract modifications that extend or revise contract terms are not uncommon and generally result in our recognizing the impact of the revised terms prospectively over the remaining life of the modified contract (i.e., effectively like a new contract).

74 2018 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our billing terms for these arrangements are generally based on the utilization of the asset (e.g., per hour of usage) or upon the occurrence of a major maintenance event within the contract, such as an overhaul. The differences between the timing of our revenue recognized (based on costs incurred) and customer billings (based on contractual terms) results in changes to our contract asset or contract liability positions (see Note 10 for further information).

Changes in customer utilization can influence the timing and extent of overhauls and other service events over the life of the contract. As a result, the revenue recognized each period is dependent on our estimate of how customers will utilize their assets over the term of the agreement. We generally use a combination of both historical utilization trends as well as forward-looking information such as market conditions and potential asset retirements in developing our revenue estimates. This estimate of customer utilization will impact both the total contract billings and costs to satisfy our obligation to maintain the equipment. In developing our cost estimates, we utilize a combination of our historical cost experience and expected cost improvements. Cost improvements are generally only included in future cost estimates after savings have been observed in actual results or proven to be effective through an extensive regulatory engineering approval process.

We also enter into long-term product services agreements in our Healthcare and Renewable Energy segments. Revenues are recognized for these arrangements on a straight line basis consistent with the nature, timing and extent of our services, which primarily relate to ongoing maintenance and as needed product repairs. Our billing terms for these contracts vary, but we generally invoice periodically as services are provided.

PERFORMANCE OBLIGATIONS SATISFIED AT A POINT IN TIME

We sell certain tangible products, largely spare equipment, through our services businesses. We recognize revenues and bill our customers for this equipment at the point in time that the customer obtains control of the good, which is at the point in time we deliver the spare part to the customer.

DISAGGREGATED REVENUES

EQUIPMENT & SERVICES REVENUES(a)

	Three months ended March 31
(In millions)	2018			2017
	Equipment Revenues	Services Revenues	Total Revenues	Equipment Revenues	Services Revenues	Total Revenues

Power	$3,524	$3,698	$7,222	$4,186	$3,755	$7,940

Renewable Energy	1,204	442	1,646	1,506	261	1,767

Oil & Gas	2,229	3,156	5,385	1,291	1,795	3,086

Aviation	2,539	4,573	7,112	2,599	4,074	6,673

Healthcare	2,607	2,095	4,702	2,323	1,982	4,305

Transportation	266	606	872	498	481	979

Lighting	444	12	456	450	13	462

Total Industrial Segment Revenues	$12,813	$14,582	$27,395	$12,853	$12,360	$25,213

(a)	Revenues classification consistent with our MD&A defined Services revenue

2018 1Q FORM 10-Q 75

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUB-SEGMENT REVENUES

	Three months ended March 31
(In millions)	2018	2017

Power
Gas Power Systems	$1,535	$2,104
Power Services	2,832	2,608
Steam Power Systems	459	375
Energy Connections	2,216	2,199
Other	181	654
Power Revenues	$7,222	$7,940

Renewable Energy
Onshore Wind	$1,260	$1,545
Hydro	233	187
Offshore Wind	152	36
Renewable Energy Revenues	$1,646	$1,767

Oil & Gas
Turbomachinery & Process Solutions (TPS)	$1,447	$1,663
Oilfield Services (OFS)	2,678	212
Oilfield Equipment (OFE)	664	716
Digital Solutions	596	494
Oil & Gas Revenues	$5,385	$3,086

Aviation
Commercial Engines & Services	$5,272	$4,970
Military	971	929
Systems & Other	870	773
Aviation Revenues	$7,112	$6,673

Healthcare
Healthcare Systems	$3,330	$3,031
Life Sciences	1,125	1,013
Healthcare Digital	246	261
Healthcare Revenues	$4,702	$4,305

Transportation
Locomotives	$171	$455
Services	506	406
Mining	116	47
Other	80	72
Transportation Revenues	$872	$979

Lighting
Current	$216	$233
GE Lighting	240	230
Lighting Revenues	$456	$462

Total Industrial Segment Revenues	$27,395	$25,213
Capital Revenues (a)	2,173	2,681
Corporate items and eliminations	(908)	(1,013)
Consolidated Revenues (a)	$28,660	$26,881

(a)	Includes $2,117 million and $2,621 million of revenues at GE Capital outside of the scope of ASC 606 for the three months ended March 31, 2018 and 2017, respectively.

76 2018 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REMAINING PERFORMANCE OBLIGATION

As of March 31, 2018, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $252,523 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows:

•	Equipment - total remaining performance obligation of $53,680 million of which 55%, 75% and 96% is expected to be satisfied within 1, 2 and 5 years, respectively, and the remaining thereafter.

•
Service - total remaining performance obligation of $198,843 million of which 17%, 56%, 78% and 90% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter.

•	Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.

2018 1Q FORM 10-Q 77

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. CONTRACT & OTHER DEFERRED ASSETS AND PROGRESS COLLECTIONS & DEFERRED INCOME

March 31, 2018 (In millions)	Power	Aviation	Oil & Gas	Renewable Energy	Transportation	Other(a)	Total

GE
Revenues in excess of billings
Long-term product service agreements(b)	$3,359	$2,795	$520	$—	$450	$—	$7,124
Equipment contract revenues(c)	4,745	418	1,108	344	132	526	7,272
Total contract assets	8,104	3,213	1,628	344	582	526	14,396

Deferred inventory costs(d)	1,090	563	208	1,008	40	331	3,240
Nonrecurring engineering costs(e)	147	1,765	—	—	95	—	2,007
Customer advances and other	1	1,095	—	19	1	20	1,136
Contract and other deferred assets	$9,343	$6,635	$1,836	$1,371	$718	$877	$20,780

December 31, 2017 (In millions)	Power	Aviation	Oil & Gas	Renewable Energy	Transportation	Other(a)	Total

GE
Revenues in excess of billings
Long-term product service agreements(b)	$3,357	$2,614	$517	$1	$413	$—	$6,902
Equipment contract revenues(c)	4,757	280	1,095	295	76	371	6,874
Total contract assets	8,115	2,893	1,612	296	488	371	13,775

Deferred inventory costs(d)	1,304	564	358	950	43	359	3,579
Nonrecurring engineering costs(e)	122	1,696	—	—	87	—	1,905
Customer advances and other	—	1,098	—	—	—	—	1,098
Contract and other deferred assets	$9,539	$6,251	$1,971	$1,246	$619	$729	$20,356

(a)	Primarily includes our Healthcare segment

(b)	Long-term product service agreement balances are presented net of related billings in excess of revenues of $5,098 million and $5,498 million at March 31, 2018 and December 31, 2017, respectively.

(c)
Included in this balance are amounts due from customers for the sale of equipment upgrades, which we collect through higher fixed or usage-based fees from servicing the equipment under long-term product service agreements. Amounts due from these financing arrangements totaled $751 million and $748 million, as of March 31, 2018 and December 31, 2017, respectively.

(d)
Represents cost deferral for shipped goods (such as components for wind turbine assembly within our Renewable Energy segment) and labor and overhead costs on time and material service contracts (primarily originating in Power and Aviation) and other costs for which the criteria for revenue recognition has not yet been met.

(e)
Includes costs incurred prior to production (e.g., requisition engineering) for equipment production contracts, primarily within our Aviation segment, which are allocated ratably to each unit produced.

Contract and other deferred assets increased $424 million in 2018, which was primarily driven by a change in estimated profitability of $178 million within our long-term product service agreements primarily within Aviation ($81 million) and Power ($74 million). In addition, our equipment related contract assets increased $398 million, primarily within Healthcare ($158 million), Aviation $(138 million) and Transportation ($56 million) due to the timing of revenue recognized for work performed relative to the timing of billings. In addition, non-recurring engineering costs increased $102 million primarily within Aviation ($69 million) while deferred inventory costs decreased $390 million within Power ($214 million) and Oil & Gas ($201 million).

PROGRESS COLLECTIONS & DEFERRED INCOME

(In millions)	March 31, 2018	December 31, 2017

GE Contract Liabilities

Progress collections	$18,290	$18,310
Deferred income	3,917	3,911
Total progress collections & deferred income	$22,207	$22,221

Revenues recognized for balances that were included in our contract liabilities at the beginning of the period was $5,747 million and $6,254 million for the three months ended March 31, 2018 and 2017, respectively.

78 2018 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. BORROWINGS

(In millions)	March 31, 2018	December 31, 2017

Short-term borrowings
GE
Commercial paper	$3,005	$3,000
Current portion of long-term borrowings	7,801	9,452
Other	1,809	2,095
Total GE short-term borrowings	12,615	14,548

GE Capital
Commercial paper	3,949	5,013
Current portion of long-term borrowings(a)	3,776	5,781
Intercompany payable to GE	7,405	8,310
Other	473	497
Total GE Capital short-term borrowings	15,603	19,602

Eliminations	(8,847)	(10,114)
Total short-term borrowings	$19,371	$24,036

Long-term borrowings
GE
Senior notes(b)	$60,496	$62,724
Subordinated notes	2,984	2,913
Other	1,312	1,403
Total GE long-term borrowings	64,792	67,040

GE Capital
Senior notes	39,580	40,754
Subordinated notes	191	208
Intercompany payable to GE(c)	28,497	31,533
Other(a)	1,078	1,118
Total GE Capital long-term borrowings	69,346	73,614

Eliminations(c)	(29,004)	(32,079)
Total long-term borrowings	$105,134	$108,575
Non-recourse borrowings of consolidated securitization entities(d)	$1,335	$1,980
Total borrowings	$125,839	$134,591

(a)
Included $257 million and $1,078 million of short- and long-term borrowings, respectively, at March 31, 2018 and $348 million and $1,118 million of short- and long-term borrowings, respectively, at December 31, 2017, of funding secured by aircraft and other collateral. Of this, $341 million and $458 million is non-recourse to GE Capital at March 31, 2018 and December 31, 2017, respectively.

(b)
Included $6,197 million and $6,206 million of BHGE senior notes at March 31, 2018 and December 31, 2017, respectively. Total BHGE borrowings were $6,480 million and $7,225 million at March 31, 2018 and December 31, 2017, respectively.

(c)
Included a reduction of $7,556 million and $7,271 million for long-term intercompany loans from GE Capital to GE at March 31, 2018 and December 31, 2017, respectively, which bear the right of offset against amounts owed under the assumed debt agreement. Excluding intercompany loans, total long-term assumed debt was $36,054 million and $38,804 million at March 31, 2018 and December 31, 2017, respectively. The $7,556 million of intercompany loans collectively have a weighted average interest rate of 3.6% and term of approximately 15 years.

(d)	Included $363 million and $621 million of current portion of long-term borrowings at March 31, 2018 and December 31, 2017, respectively. See Note 17 for further information.

On April 10, 2015, GE provided a full and unconditional guarantee on the payment of the principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GE Capital. At March 31, 2018, the Guarantee applies to $41,318 million of GE Capital debt.

See Note 17 for further information about borrowings and associated interest rate swaps.

2018 1Q FORM 10-Q 79

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. INVESTMENT CONTRACTS, INSURANCE LIABILITIES AND INSURANCE ANNUITY BENEFITS

Insurance and investment contract liabilities comprise mainly obligations to policyholders and annuitants in our run-off insurance activities.

(In millions)	March 31, 2018	December 31, 2017

Future policy benefit reserves
Long-term care insurance contracts	$16,438	$16,522
Structured settlement annuities with life contingencies and other contracts	9,524	9,448
Shadow adjustments(a)	3,371	4,582
	29,333	30,552
Investment contracts	2,520	2,569
Claim reserves(b)	5,126	5,094
Unearned premiums and other	473	372
	37,453	38,587
Eliminations	(564)	(451)
Total	$36,889	$38,136

(a)
To the extent that unrealized gains on debt securities supporting our insurance contracts would result in a premium deficiency should those gains be realized, an increase in future policy benefit reserves is recorded, with an offsetting amount recorded in Other comprehensive income, net of taxes.

(b)
Includes $3,665 million and $3,590 million related to long term-care insurance contracts and $351 million and $364 million related to short-duration contracts, net of eliminations, at March 31, 2018 and December 31, 2017, respectively.

During 2017, in response to elevated claim experience for a portion of our long-term care insurance contracts that was most pronounced for policyholders with higher attained ages, we initiated a comprehensive review of premium deficiency assumptions across all insurance products, which included reconstructing our future claim cost assumptions for long-term care contracts utilizing trends observed in our emerging experience for older claimant ages and later duration policies. Certain of our long-term care policyholders only recently started to reach the prime claim paying period and our new claim cost assumptions considered the emerging credibility of this claim data. In addition to the adverse impact from the increased expected future claim cost assumptions over a long-term horizon, our premium deficiency assumptions considered mortality, length of time a policy will remain in force and both near-term and longer-term investment return expectations. Future investment yields estimated in 2017 were lower than in previous premium deficiency tests, primarily due to the effect of near term yields on approximately $14.5 billion of future expected capital contributions. The indicated premium deficiency resulted in a $9,481 million pre-tax charge to earnings in the fourth quarter of 2017.

In response to the premium deficiency, our future policy benefit reserves at December 31, 2017 were unlocked and updated to reflect our most recent assumptions. Our future policy benefit reserves are subject to premium deficiency testing at least annually, which we expect to perform in the second half of the year. Any future adverse changes in our assumptions could result in an increase to future policy benefit reserves. Any favorable changes to these assumptions could result in additional margin in our premium deficiency test and higher income over the remaining duration of the portfolio, including higher investment income.

Claim reserves included incurred claims of $492 million for both the three months ended March 31, 2018 and 2017, of which $1 million and $31 million related to the recognition of adjustments to prior year claim reserves arising from our periodic reserve evaluation, in the three months ended March 31, 2018 and 2017, respectively. Paid claims were $484 million and $428 million in the three months ended March 31, 2018 and 2017, respectively. The vast majority of paid claims relate to prior year insured events primarily as a result of the length of time long-term care policyholders remain on claim.

When insurance companies cede insurance risk to third parties, such as reinsurers, they are not relieved of their primary obligation to policyholders and cedents. When losses on ceded risks give rise to claims for recovery, we establish allowances for probable losses on such receivables from reinsurers as required. Reinsurance recoverables, net are included in the caption “Other GE Capital receivables” on our consolidated Statement of Financial Position, and amounted to $2,450 million and included $757 million related to ceded claim reserves at March 31, 2018. Reinsurance recoverables amounted to $2,458 million and included $733 million related to ceded claim reserves at December 31, 2017. The vast majority of our remaining net reinsurance recoverables are secured by assets held in a trust for which we are the beneficiary.

We recognize reinsurance recoveries as a reduction of the consolidated Statement of Earnings (Loss) caption “Investment contracts, insurance losses and insurance annuity benefits.” Reinsurance recoveries were $61 million and $126 million in the three months ended March 31, 2018 and 2017, respectively.

80 2018 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our run-off insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices that differ in certain respects from GAAP. Statutory accounting practices are set forth by the National Association of Insurance Commissioners as well as state laws, regulation and general administrative rules. In the fourth quarter of 2017 we recorded a premium deficiency pre-tax charge to earnings of $9,481 million on a GAAP basis. For statutory accounting purposes, the Kansas Insurance Department approved our request for a permitted statutory accounting practice to recognize the reserve increase over a seven-year period. As a result, GE Capital contributed capital to its insurance subsidiaries of $3.5 billion in the first quarter of 2018 and expects to contribute approximately an additional $11 billion through 2024 subject to ongoing monitoring by the Kansas Insurance Department. GE is required to maintain specified capital levels at these insurance subsidiaries under capital maintenance agreements.

NOTE 13. POSTRETIREMENT BENEFIT PLANS

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

EFFECT ON OPERATIONS OF PENSION PLANS
	Principal pension plans
	Three months ended March 31
(In millions)	2018	2017

Service cost for benefits earned	$232	$289
Prior service cost amortization	36	73
Expected return on plan assets	(820)	(849)
Interest cost on benefit obligations	666	717
Net actuarial loss amortization	951	710
Curtailment loss	—	43	(a)
Pension plans cost	$1,065	$983

(a)	Curtailment loss resulting from our intent to sell the Industrial Solutions business within our Power segment.

	Other pension plans
	Three months ended March 31
(In millions)	2018	2017

Service cost for benefits earned	$95	$151
Prior service credit amortization	—	(1)
Expected return on plan assets	(358)	(294)
Interest cost on benefit obligations	156	142
Net actuarial loss amortization	82	103
Pension plans cost (income)	$(25)	$101

EFFECT ON OPERATIONS OF PRINCIPAL RETIREE BENEFIT PLANS
	Principal retiree benefit plans
	Three months ended March 31
(In millions)	2018	2017

Service cost for benefits earned	$13	$26
Prior service credit amortization	(56)	(43)
Expected return on plan assets	(7)	(9)
Interest cost on benefit obligations	49	57
Net actuarial gain amortization	(20)	(21)
Curtailment loss	—	3	(a)
Retiree benefit plans cost (income)	$(21)	$13

(a)	Curtailment loss resulting from our intent to sell the Industrial Solutions business within our Power segment.

The components of net periodic benefit costs other than the service cost component are included in the line item "non-operating benefit costs" in our consolidated Statement of Earnings (Loss).

2018 1Q FORM 10-Q 81

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INCOME TAXES

Our consolidated effective income tax rates were (6.5)% and 198.1% during the three months ended March 31, 2018 and 2017, respectively. The rate for 2018 benefited from U.S. business credits and as described below, an adjustment for Baker Hughes related to the provisional estimate of the impact of enactment of tax reform and an adjustment to decrease the 2018 three-month tax rate to be in line with the lower expected full-year rate partially offset by the cost of the newly enacted base erosion and global intangible income provisions in excess of the benefit from other global activities. The rate for 2017 benefited from the tax difference on global activities and U.S. business credits partially offset by an adjustment to increase the 2017 three-month tax rate to be in line with the higher expected full-year rate.

On December 22, 2017, the U.S. enacted legislation commonly known as the Tax Cuts and Jobs Act (“U.S. tax reform”) that lowered the statutory tax rate on U.S. earnings to 21%, taxes historic foreign earnings at a reduced rate of tax, establishes a territorial tax system and enacts new taxes associated with global operations.

The impact of enactment of U.S. tax reform has been recorded on a provisional basis as the legislation provides for additional guidance to be issued by the U.S. Department of the Treasury on several provisions including the computation of the transition tax. Guidance during 2018 could impact the information required for and the calculation of the transition tax charge and could affect decisions that affect the tax on various U.S. and foreign items, which would further impact the final amounts included in the transition charge and impact the revaluation of deferred taxes. In addition, analysis performed and conclusions reached as part of the tax return filing process and additional guidance on accounting for U.S. tax reform could affect the provisional amount.

Additionally, as part of tax reform, the U.S. has enacted a minimum tax on foreign earnings (“global intangible low tax income”). We have not made an accounting policy election on the deferred tax treatment and, consequently, we have not made an accrual for the deferred tax aspects of this provision.

With the enactment of U.S. tax reform, we recorded, for the period ending December 31, 2017, tax expense of $4,512 million to reflect our provisional estimate of both the transition tax on historic foreign earnings ($1,155 million including $2,925 million at GE and $(1,770) million at GE Capital) and the revaluation of deferred taxes ($3,357 million including $1,980 million at GE and $1,377 million at GE Capital). We have not significantly adjusted our provisional estimate during the first quarter of 2018 as we continue to analyze information related to our operations as well as new guidance and other aspects of the enacted provisions. However, there were discrete changes in the provisional estimate of the change in tax rate on deferred taxes identified at Baker Hughes in connection with the measurement period adjustments to purchase price allocation that reduced the provisional amounts recorded by $103 million in the quarter. Of this benefit, $134 million relates to non-consolidated operations and did not affect net earnings attributable to the company as there is an offsetting adjustment in income from noncontrolling interests. The cost of $31 million relates to the revaluation of deferred taxes corresponding to measurement period adjustments to the purchase price allocation for the Baker Hughes acquisition.

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date.

UNRECOGNIZED TAX BENEFITS
(In millions)	March 31, 2018	December 31, 2017

Unrecognized tax benefits	$5,403	$5,449
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	3,676	3,626
Accrued interest on unrecognized tax benefits	853	810
Accrued penalties on unrecognized tax benefits	198	158
Reasonably possible reduction to the balance of unrecognized tax benefits
in succeeding 12 months	0-1,300	0-1,100
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-1,100	0-900

(a)	Some portion of such reduction may be reported as discontinued operations.

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

82 2018 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. SHAREOWNERS’ EQUITY

	Three months ended March 31
(In millions)	2018	2017

Preferred stock issued	$6	$6
Common stock issued	$702	$702
Accumulated other comprehensive income (loss)
Balance at January 1	$(14,404)	$(18,588)
Other comprehensive income (loss) before reclassifications
Investment securities - net of deferred taxes of $65 and $13(a)	109	18
Currency translation adjustments (CTA) - net of deferred taxes of $(149) and $(33)	832	258
Cash flow hedges - net of deferred taxes of $31 and $5	105	20
Benefit plans - net of deferred taxes of $(1) and $101	(58)	474
Total	$988	$770
Reclassifications from other comprehensive income
Investment securities - net of deferred taxes of $(2) and $(36)(b)	(10)	(69)
Currency translation gains (losses) on dispositions - net of deferred taxes of zero and $(540)(b)	(2)	554
Cash flow hedges - net of deferred taxes of $(15) and $1(c)	(50)	—
Benefit plans - net of deferred taxes of $218 and $288(d)	775	574
Total	$713	$1,059
Other comprehensive income (loss)	1,702	1,828
Less other comprehensive income (loss) attributable to noncontrolling interests	160	6
Other comprehensive income (loss), net, attributable to GE	$1,542	$1,822
Ending Balance	$(12,862)	$(16,766)
Other capital
Balance at January 1	$37,384	$37,224
Gains (losses) on treasury stock dispositions and other	(45)	224
Ending Balance	$37,339	$37,448
Retained earnings
Balance at January 1(e)	$117,245	$133,856
Net earnings (loss) attributable to the Company	(1,147)	(83)
Dividends and other transactions with shareowners	(1,078)	(2,128)
Redemption value adjustment on redeemable noncontrolling interests(f)	(44)	(101)
Other changes(g)	500	—
Ending Balance	$115,477	$131,544
Common stock held in treasury
Balance at January 1	$(84,902)	$(83,038)
Purchases	(85)	(2,359)
Dispositions	290	564
Ending Balance	$(84,697)	$(84,833)
Total equity
GE shareowners' equity balance	$55,965	$68,100
Noncontrolling interests balance	17,228	1,639
Total equity balance at March 31	$73,193	$69,740

(a)
Included adjustments of $938 million and $(99) million for the three months ended March 31, 2018 and 2017, respectively, to investment contracts, insurance liabilities and annuity benefits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment securities holding gains been realized. See Note 12 for further information.

(b)
Recorded in total revenues and other income and income taxes in benefit (provision) for income taxes in the Statement of Earnings (Loss). Currency translation gains (losses) on dispositions included zero and $510 million million for the three months ended March 31, 2018 and 2017, respectively, in earnings (loss) from discontinued operations, net of taxes.

(c)
Cash flow hedges primarily includes impact of foreign exchange contracts and gains (losses) on interest rate derivatives, primarily recorded in GE Capital revenue from services, interest and other financial charges and other costs and expenses. See Note 17 for further information.

(d)
Primarily includes amortization of actuarial gains (losses), amortization of prior service cost and curtailment gain (loss). These components are included in the computation of net periodic pension cost. See Note 13 for further information.

(e)	Amount has been adjusted to reflect retrospective adoption of ASC 606 ($8,061 million) and preferable accounting change from LIFO to FIFO ($377 million).

(f)	Amount of redemption value adjustment on redeemable noncontrolling interest shown net of deferred taxes.

(g)
On January 1, 2018, we adopted several new accounting standards on a modified retrospective basis. Cumulative impact of these changes was recorded in the opening retained earnings and it increased our retained earnings by $500 million, primarily due to an increase of $464 million related to ASU 2016-16. See Note 1 for further information.

2018 1Q FORM 10-Q 83

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SHARES OF GE PREFERRED STOCK

On January 20, 2016, we issued $5,694 million of GE Series D preferred stock following an exchange offer for existing GE series A, B and C. The Series D preferred stock bear a fixed interest rate of 5.00% through January 21, 2021 and floating rate equal to three-month LIBOR plus 3.33% thereafter. The Series D preferred stock are callable on January 21, 2021. Following the exchange offer, $250 million of GE Series A, B and C preferred stock still remain outstanding with an initial average fixed dividend rate of 4.07%. The total carrying value of GE preferred stock at March 31, 2018 was $5,461 million and will increase to $5,944 million through periodic accretion. Dividends on GE preferred stock are payable semi-annually, in June and December and accretion is recorded on a quarterly basis. Dividends on GE preferred stock for accretion totaled $37 million and $34 million for the three months ended March 31, 2018 and 2017, respectively.

In conjunction with the 2016 exchange of the GE Capital preferred stock into GE preferred stock and the exchange of Series A, B and C preferred stock into Series D preferred stock, GE Capital issued preferred stock to GE for which the amount and terms mirror the GE preferred stock held by external investors ($5,461 million carrying value at March 31, 2018).

NONCONTROLLING INTERESTS

Noncontrolling interests in equity of consolidated affiliates include common shares in consolidated affiliates and preferred stock issued by our affiliates.

CHANGES TO NONCONTROLLING INTERESTS
	Three months ended March 31
(In millions)	2018	2017

Balance at January 1	$17,468	$1,663
Net earnings (loss)	67	5
Dividends	(83)	(9)
Other(a)	(224)	(20)
Ending balance at March 31	$17,228	$1,639

(a)	Includes impact of AOCI, acquisitions, dispositions and BHGE stock repurchases.

REDEEMABLE NONCONTROLLING INTERESTS

Redeemable noncontrolling interests presented in our Statement of Financial Position include common shares issued by our affiliates that are redeemable at the option of the holder of those interests.

As part of the Alstom acquisition in 2015, we formed three joint ventures in grid technology, renewable energy, and global nuclear and French steam power. Noncontrolling interests in these joint ventures hold certain redemption rights. Our retained earnings is adjusted for subsequent changes in the redemption value of the noncontrolling interest in these entities to the extent that the redemption value exceeds the carrying amount of the noncontrolling interest.

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

84 2018 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHANGES TO REDEEMABLE NONCONTROLLING INTERESTS
	Three months ended March 31
(In millions)	2018	2017

Balance at January 1	$3,391	$3,017
Net earnings (loss)	(33)	(109)
Dividends	(13)	(10)
Redemption value adjustment	65	101
Other	139	47
Balance at March 31(a)	$3,549	$3,046

(a)	Included $3,208 million and $2,760 million related to the Alstom joint ventures at March 31, 2018 and 2017, respectively.

OTHER

Common dividends from GE Capital to GE were zero and $2,000 million in the three months ended March 31, 2018 and 2017, respectively.

NOTE 16. EARNINGS PER SHARE INFORMATION

	Three months ended March 31
	2018		2017
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations for per-share calculation(a)(b)	$401	$401	$150	$150
Preferred stock dividends	(37)	(37)	(34)	(34)
Earnings from continuing operations attributable to common shareowners for per-share calculation(a)(b)	$364	$364	$116	$116
Loss from discontinued operations for per-share calculation(a)(b)	(1,556)	(1,556)	(243)	(243)
Net earnings attributable to GE common shareowners for per-share calculation(a)(b)	$(1,189)	$(1,189)	$(123)	$(123)

Average equivalent shares
Shares of GE common stock outstanding	8,683	8,683	8,714	8,714
Employee compensation-related shares (including stock options)	13	—	98	—
Total average equivalent shares	8,696	8,683	8,811	8,714

Per-share amounts
Earnings from continuing operations	$0.04	$0.04	$0.01	$0.01
Loss from discontinued operations	(0.18)	(0.18)	(0.03)	(0.03)
Net earnings	(0.14)	(0.14)	(0.01)	(0.01)

(a)
Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities. For the three months ended March 31, 2018 and 2017, pursuant to the two-class method, as a result of excess dividends in respect to the current period earnings, losses were not allocated to the participating securities.

(b)	Included an insignificant amount of dividend equivalents in each of the periods presented.

For the three months ended March 31, 2018 and 2017, approximately 395 million and 15 million of outstanding stock awards were not included in the computation of diluted earnings per share because their effect was antidilutive.

Earnings per share amounts are computed independently for earnings from continuing operations, loss from discontinued operations and net earnings. As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net earnings.

2018 1Q FORM 10-Q 85

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. FINANCIAL INSTRUMENTS

The following table provides information about assets and liabilities not carried at fair value. The table excludes finance leases, equity investments without readily determinable fair value and non-financial assets and liabilities. Substantially all of the assets discussed below are considered to be Level 3. The vast majority of our liabilities’ fair value can be determined based on significant observable inputs and thus considered Level 2. Few of the instruments are actively traded and their fair values must often be determined using financial models. Realization of the fair value of these instruments depends upon market forces beyond our control, including marketplace liquidity.

	March 31, 2018		December 31, 2017
(In millions)	Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value

GE
Assets
Notes receivable	$798	$798	$700	$700
Liabilities
Borrowings(a)(b)	33,948	33,750	34,473	35,416
Borrowings (debt assumed)(a)(c)	43,459	47,600	47,114	53,502

GE Capital
Assets
Loans	15,734	15,673	17,363	17,331
Other commercial mortgages	1,497	1,553	1,489	1,566
Loans held for sale	3,145	3,145	3,274	3,274
Liabilities
Borrowings(a)(d)(e)(f)	50,381	52,974	55,353	60,415
Investment contracts	2,521	2,851	2,569	2,996

(a)	See Note 11.

(b)	Included $286 million and $217 million of accrued interest in estimated fair value at March 31, 2018 and December 31, 2017, respectively.

(c)	Included $522 million and $696 million of accrued interest in estimated fair value at March 31, 2018 and December 31, 2017, respectively.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at March 31, 2018 and December 31, 2017 would have been reduced by $1,565 million and $1,754 million, respectively.

(e)	Included $587 million and $731 million of accrued interest in estimated fair value at March 31, 2018 and December 31, 2017, respectively.

(f)	Excluded $35,903 million and $39,844 million of net intercompany payable to GE at March 31, 2018 and December 31, 2017, respectively.

NOTIONAL AMOUNTS OF LOAN COMMITMENTS

(In millions)	March 31, 2018	December 31, 2017

Ordinary course of business lending commitments(a)	$1,076	$1,105
Unused revolving credit lines	158	198

(a)	Excluded investment commitments of $653 million and $677 million at March 31, 2018 and December 31, 2017, respectively.

86 2018 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTIONAL AMOUNT OF DERIVATIVES

The notional amount of a derivative is the number of units of the underlying (for example, the notional principal amount of the debt in an interest rate swap). The notional amount is used to compute interest or other payment streams to be made under the contract and is a measure of our level of activity. We generally disclose derivative notional amounts on a gross basis. The majority of the outstanding notional amount of $161 billion at March 31, 2018 is related to managing interest rate and currency risk between financial assets and liabilities in our financial services business. The remaining derivative notional amount primarily relates to hedges of anticipated sales and purchases in foreign currency, commodity purchases and contractual terms in contracts that are considered embedded derivatives.

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

2018 1Q FORM 10-Q 87

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE OF DERIVATIVES

	March 31, 2018		December 31, 2017
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$1,619	$208	$1,862	$148
Currency exchange contracts	329	71	160	70
	1,948	279	2,021	218

Derivatives not accounted for as hedges
Interest rate contracts	39	10	93	8
Currency exchange contracts	1,264	1,658	1,111	2,043
Other contracts	89	127	139	91
	1,392	1,795	1,343	2,143

Gross derivatives recognized in statement of financial position
Gross derivatives	3,340	2,074	3,364	2,361
Gross accrued interest	231	(26)	469	(38)
	3,571	2,048	3,833	2,323

Amounts offset in statement of financial position
Netting adjustments(a)	(1,534)	(1,536)	(1,457)	(1,456)
Cash collateral(b)	(1,329)	(155)	(1,529)	(578)
	(2,863)	(1,691)	(2,986)	(2,034)

Net derivatives recognized in statement of financial position
Net derivatives	708	357	847	289

Amounts not offset in statement of financial position
Securities held as collateral(c)	(350)	—	(405)	—

Net amount	$358	$357	$441	$289

Derivatives are classified in the captions "All other assets" and "All other liabilities" and the related accrued interest is classified in "Other GE Capital receivables" and "All other liabilities" in our Statement of Financial Position.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk. At March 31, 2018 and December 31, 2017, the cumulative adjustment for non-performance risk was $1 million and $(1) million, respectively.

(b)
Excluded excess cash collateral received and posted of $103 million and $432 million at March 31, 2018, respectively, and $10 million and $255 million at March 31, 2018 and December 31, 2017, respectively.

(c)	Excluded excess securities collateral received of $34 million and $16 million at March 31, 2018 and December 31, 2017, respectively.

88 2018 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EFFECTS OF DERIVATIVES ON EARNINGS

All derivatives are marked to fair value on our balance sheet, whether they are designated in a hedging relationship for accounting purposes or are used as economic hedges.

	Three months ended March 31
(In millions)	Effect on hedging instrument	Effect on underlying	Effect on earnings (a)

2018
Cash flow hedges	$142	$(142)	$—
Fair value hedges	(697)	672	(26)
Net investment hedges(b)	(603)	605	2
Economic hedges(c)	464	(574)	(110)
Total			$(134)

2017
Cash flow hedges	$22	$(22)	$—
Fair value hedges	(225)	163	(62)
Net investment hedges(b)	(563)	573	10
Economic hedges(c)	(339)	224	(115)
Total			$(167)

The amounts in the table above generally do not include associated derivative accruals in income or expense.

(a)
For cash flow and fair value hedges, the effect on earnings is primarily related to ineffectiveness. For net investment hedges, the effect on earnings is related to ineffectiveness and spot-forward differences.

(b)
Both non-derivatives and derivatives hedging instruments are included. The carrying value of non-derivative instruments designated as net investment hedges was $(13,627) million and $(3,328) million at March 31, 2018 and 2017, respectively. Total pre-tax reclassifications from CTA to gain (loss) was zero and $60 million at March 31, 2018 and 2017, respectively. Total pre-tax reclassifications from CTA to gain (loss) included zero and $60 million recorded in discontinued operations at March 31, 2018 and 2017, respectively.

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

CASH FLOW HEDGE ACTIVITY
	Gain (loss) recognized in AOCI			Gain (loss) reclassified from AOCI into earnings
	for the three months ended March 31			for the three months ended March 31
(In millions)	2018	2017	2016	2018	2017	2016

Interest rate contracts	$(4)	$(2)	19	$(2)	$(9)	(30)
Currency exchange contracts	146	22	(77)	66	8	(53)
Commodity contracts	—	2	1	—	—	(2)
Total(a)	$142	$22	(57)	$65	$(1)	$(84)

(a)	Gain (loss) is recorded in "GE Capital revenues from services", "Interest and other financial charges", and "Other costs and expenses" in our Statement of Earnings when reclassified.

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $167 million gain at March 31, 2018. We expect to transfer $7 million gain to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In the three months ended March 31, 2018, 2017 and 2016, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At March 31, 2018, 2017 and 2016, the maximum term of derivative instruments that hedge forecasted transactions was 15 years, 16 years and 17 years, respectively.

2018 1Q FORM 10-Q 89

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivables due from the counterparties, measured at current market value, exceeds specified limits. The fair value of such collateral was $1,678 million at March 31, 2018, of which $1,329 million was cash and $350 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of cash collateral posted was $155 million at March 31, 2018. At March 31, 2018, our exposures to counterparties (including accrued interest), net of collateral we hold, was $288 million. This excludes exposures related to embedded derivatives.

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3 or other ratings levels agreed upon with the counterparty. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability, after consideration of collateral posted by us and outstanding interest payments was $252 million at March 31, 2018. This excludes exposure related to embedded derivatives.

NOTE 18. VARIABLE INTEREST ENTITIES

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

The remaining three joint ventures were formed as part of the Alstom acquisition. These joint ventures include grid technology, renewable energy, and global nuclear and French steam power and have combined assets, liabilities and redeemable non-controlling interest as of March 31, 2018 and December 31, 2017 of $16,357 million, $10,896 million and $3,208 million and $16,344 million, $11,463 million and $3,065 million, respectively. These joint ventures are considered VIEs because the equity held by Alstom does not participate fully in the earnings of the ventures due to contractual features allowing Alstom to sell their interests back to GE (see Note 14 for further information). We consolidate these joint ventures because we control all their significant activities. These joint ventures are in all other respects regular businesses and are therefore exempt from ongoing disclosure requirements for consolidated VIEs provided below.

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

90 2018 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASSETS AND LIABILITIES OF CONSOLIDATED VIEs
		GE Capital
(In millions)	GE	Customer Notes receivables(a)	Other(b)	Total

March 31, 2018
Assets
Financing receivables, net	$—	$—	$750	$750
Current receivables	86	442	—	528
Other assets	530	1,121	1,259	2,909
Total	$616	$1,563	$2,008	$4,187

Liabilities
Borrowings	$41	$—	$928	$968
Non-recourse borrowings	—	650	16	665
Other liabilities	264	817	555	1,636
Total	$305	$1,467	$1,498	$3,270

December 31, 2017
Assets
Financing receivables, net	$—	$—	$792	$792
Current receivables	59	570	—	630
Investment securities	—	—	918	918
Other assets	586	1,182	1,920	3,688
Total	$646	$1,752	$3,630	$6,028

Liabilities
Borrowings	$39	$—	$1,027	$1,066
Non-recourse borrowings	—	669	16	685
Other liabilities	345	1,021	1,525	2,891
Total	$384	$1,690	$2,568	$4,642

(a)	Two funding vehicles established to purchase customer notes receivable from GE, one of which is partially funded by third-party debt.

(b)
In January 2018, ownership of the equity shares of Electric Insurance Company ("EIC") were distributed to GE Capital by a bankruptcy trustee. We have previously reported EIC as a VIE because we received a 100% beneficial interest in the assets, liabilities and operations of EIC, related to an interim distribution in 2001. As EIC is now a consolidated voting interest entity we removed EIC from our VIE disclosure. In 2017, $1,470 million of assets and $959 million of liabilities were included related to EIC.

Total revenues from our consolidated VIEs were $174 million and $252 million for the three months ended March 31, 2018 and 2017, respectively. Related expenses consisted primarily of cost of goods and services of $73 million and $95 million for the three months ended March 31, 2018 and 2017, respectively.

Where we provide servicing for third-party investors, we are contractually permitted to commingle cash collected from customers on financing receivables sold to third-party investors with our own cash prior to payment to third-party investors, provided our short-term credit rating does not fall below A-1/P1. These third-party investors also owe us amounts for purchased financial assets and scheduled interest and principal payments. At March 31, 2018 and December 31, 2017, the amounts of commingled cash owed to the third-party investors were $53 million and $92 million, respectively.

UNCONSOLIDATED VARIABLE INTEREST ENTITIES

We become involved with unconsolidated VIEs primarily through assisting in the formation and financing of the entity. We do not consolidate these entities because we do not have power over decisions that significantly affect their economic performance. Our investments in unconsolidated VIEs, at March 31, 2018 and December 31, 2017 were $5,191 million and $5,833 million, respectively. Substantially all of these investments are held by Energy Financial Services. Obligations to make additional investments in these entities are not significant.

2018 1Q FORM 10-Q 91

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES

COMMITMENTS

The GE Capital Aviation Services (GECAS) business in GE Capital has placed multiple-year orders for various Boeing, Airbus and other aircraft manufacturers with list prices approximating $36,506 million and secondary orders with airlines for used aircraft of approximately $3,271 million at March 31, 2018. In our Aviation segment, we have committed to provide financing assistance of $1,937 million of future customer acquisitions of aircraft equipped with our engines.

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

At March 31, 2018, we were committed under the following guarantee arrangements beyond those provided on behalf of VIEs. See Note 18.

Credit Support. We have provided $1,667 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable these customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed, or possibly by certain other assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $80 million at March 31, 2018.

Indemnification Agreements – Continuing Operations. We have agreements that require us to fund up to $241 million at March 31, 2018 under residual value guarantees on a variety of leased equipment. Under most of our residual value guarantees, our commitment is secured by the leased asset. The liability for these indemnification agreements was $7 million at March 31, 2018.

At March 31, 2018, we also had $1,852 million of other indemnification commitments, substantially all of which relate to representations and warranties in sales of businesses or assets. The liability for these indemnification commitments was $260 million at March 31, 2018.

Indemnification Agreements – Discontinued Operations. At March 31, 2018, we provided specific indemnifications to buyers of GE Capital’s assets that, in the aggregate, represent substantially all of the maximum potential claim of $2,786 million.The majority of these indemnifications relate to the sale of businesses and assets under the GE Capital Exit Plan. We have recorded related liabilities of $301 million, which incorporates our evaluation of risk and the likelihood of making payments under the indemnities. The recognized liabilities represent the estimated fair value of the indemnities when issued as adjusted for any subsequent probable and estimable losses. In addition, in connection with the 2015 public offering and sale of Synchrony Financial, GE Capital indemnified Synchrony Financial and its directors, officers, and employees against the liabilities of GECC's businesses other than historical liabilities of the businesses that are part of Synchrony Financial's ongoing operations.

Contingent Consideration. These are agreements to provide additional consideration to a buyer or seller in a business combination if contractually specified conditions related to the acquisition or disposition are achieved. Amount of contingent consideration was insignificant at March 31, 2018.

92 2018 1Q FORM 10-Q

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

	Three months ended March 31
(In millions)	2018	2017

Balance at January 1	$2,348	$1,929
Current-year provisions	245	155
Expenditures	(237)	(210)
Other changes(a)	149	17
Balance as of March 31	$2,505	$1,891
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

The remaining active claims have been brought by securitization trustees or administrators seeking recovery from WMC for alleged breaches of representations and warranties on mortgage loans that serve as collateral for residential mortgage-backed securities (RMBS). At March 31, 2018, such claims consisted of $298 million of individual claims generally submitted before the filing of a lawsuit (compared to $462 million at December 31, 2017) and $3,107 million of additional claims asserted against WMC in litigation without making a prior claim (Litigation Claims) (compared to $3,198 million at December 31, 2017). The total amount of these claims, $3,404 million, reflects the purchase price or unpaid principal balances of the loans at the time of purchase and does not give effect to pay downs or potential recoveries based upon the underlying collateral, which in many cases are substantial, nor to accrued interest or fees. WMC believes that repurchase claims brought based upon representations and warranties made more than six years before WMC was notified of the claim would be disallowed in legal proceedings under applicable law and the June 11, 2015 decision of the New York Court of Appeals in ACE Securities Corp. v. DB Structured Products, Inc., on the statute of limitations period governing such claims.

Reserves related to repurchase claims made against WMC were $342 million at March 31, 2018, reflecting a net decrease to reserves in the three months ended March 31, 2018 of $74 million due to settlements. The reserve estimate takes into account recent settlement activity and is based upon WMC’s evaluation of the remaining exposures as a percentage of estimated lifetime mortgage loan losses within the pool of loans supporting each securitization for which timely claims have been asserted in litigation against WMC. Settlements in prior periods reduced WMC’s exposure on claims asserted in certain securitizations and the claim amounts reported above give effect to these settlements. During the first quarter of 2018, we also recorded a reserve of $1,500 million in connection with the U.S. Department of Justice's (DOJ) ongoing investigation regarding potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) by WMC and GE Capital discussed in Legal Proceedings.

ROLLFORWARD OF THE RESERVE RELATED TO REPURCHASE CLAIMS

	Three months ended March 31
(In millions)	2018	2017

Balance, beginning of period	$416	$626
Provision	—	—
Claim resolutions / rescissions	(74)	—
Balance, end of period	$342	$626

2018 1Q FORM 10-Q 93

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Given the significant litigation activity and WMC’s continuing efforts to resolve the lawsuits involving claims made against WMC, it is difficult to assess whether future losses will be consistent with WMC’s past experience. Adverse changes to WMC’s assumptions supporting the reserve may result in an increase to these reserves. WMC estimates a range of reasonably possible loss from $0 to approximately $500 million over its recorded reserve at March 31, 2018. This estimate involves significant judgment and may not reflect the range of uncertainties and unpredictable outcomes inherent in litigation, including the matters discussed in Legal Proceedings and potential changes in WMC’s legal strategy. This estimated range of reasonably possible loss excludes any possible loss associated with an adverse court decision on the applicable statute of limitations, as well as any additional loss beyond the amount of our current reserve for the FIRREA investigation, as we are unable at this time to develop such a meaningful estimate. With respect to the FIRREA investigation, this inability to develop a meaningful estimate of any additional loss beyond the amount of our current reserve reflects, among other factors, the wide variety and broad range of penalties and other sanctions incurred by various financial institutions in proceedings and settlements involving claims made under FIRREA by the DOJ, and the possibility WMC will file for bankruptcy in the event of a finding of liability in the TMI case discussed in Legal Proceedings. It is possible, however, that the ultimate liability of GE Capital and/or WMC could be higher than our current reserve if a negotiated settlement of the FIRREA investigation cannot be reached at a level commensurate with the reserve, or if we face adverse litigation outcomes if a negotiated settlement cannot be reached.

At March 31, 2018, there were four lawsuits involving claims made against WMC arising from alleged breaches of representations and warranties on mortgage loans included in five securitizations, one of which was dismissed in April 2018. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. As discussed in Legal Proceedings, two of the three remaining lawsuits have been stayed pending court approval of settlement agreements. The sole remaining active lawsuit against WMC is the TMI case, and a bench trial in that case began on January 16, 2018.

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

94 2018 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ENVIRONMENTAL MATTERS

Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. We are involved in numerous remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs exclude possible insurance recoveries and, when dates and amounts of such costs are not known, are not discounted. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low end of such range. It is reasonably possible that our environmental remediation exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology and information related to individual sites, such amounts are not reasonably estimable. For further information, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

NOTE 20. CASH FLOWS INFORMATION

Changes in operating assets and liabilities are net of acquisitions and dispositions of principal businesses.

Amounts reported in the “Proceeds from sales of discontinued operations” and “Proceeds from principal business dispositions” lines in the Statement of Cash Flows are net of cash disposed and included certain deal-related costs. Amounts reported in the “Net cash from (payments for) principal businesses purchased” line is net of cash acquired and included certain deal-related costs and debt assumed and immediately repaid in acquisitions. Amounts reported in the “All other operating activities” line in the Statement of Cash Flows reflect cash sources and uses as well as non-cash adjustments to net income including those related to taxes, pension, gains (losses) on principal business dispositions, and restructuring and other charges. Certain supplemental information related to our cash flows is shown below.

GE

	Three months ended March 31
(In millions)	2018	2017

All other operating activities
(Gains) losses on purchases and sales of business interests(a)	$63	$(13)
Income taxes(b)	242	(239)
Principal pension plans(c)	720	929
Other postretirement benefit plans(d)	(423)	(267)
Restructuring and other charges(e)	132	365
Other(f)	(1,532)	(875)
	$(798)	$(101)
All other investing activities
Derivative settlements (net)(g)	$(163)	$—
Investments in intangible assets (net)	(584)	(154)
Other	26	(23)
	$(721)	$(177)
Net dispositions (purchases) of GE shares for treasury
Open market purchases under share repurchase program	$(80)	$(1,875)
Other purchases	(4)	(13)
Dispositions	77	309
	$(8)	$(1,578)

(a)	Included a pre-tax valuation allowance on businesses classified as held for sale of $49 million in the three months ended March 31, 2018. See Note 2.

(b)
Reflected the effects of current tax expense of $541 million and $435 million and net cash paid during the year for income taxes of $(299) million and $(674) million for the three months ended March 31, 2018 and 2017, respectively. Cash flows effects of deferred tax provisions (benefits) are shown separately within Cash flows from operating activities in the Statement of Cash Flows.

(c)
Reflected the effects of pension costs of $1,065 million and $983 million and employer contributions of $(345) million and $(54) million for the three months ended March 31, 2018 and 2017, respectively. See Note 13.

(d)
Reflected the effects of other postretirement plans costs (income) of $(46) million and $114 million and employer contributions of $(377) million and $(267) million for the three months ended March 31, 2018 and 2017, respectively. See Note 13.

(e)
Reflected the effects of restructuring and other charges of $585 million and $979 million and restructuring and other cash expenditures of $(453) million and $(614) million for the three months ended March 31, 2018 and 2017, respectively. Excludes non-cash adjustments reflected as Depreciation and amortization of property, plant and equipment in the Statement of Cash Flows.

(f)
Included other non-cash adjustments to net income, such as write-downs of assets and the impacts of acquisition accounting and changes in other assets and other liabilities classified as operating activities, such as the timing of payments of employee-related liabilities, contract-related costs and customer allowances.

(g)
Excluded net derivative settlements of $(151) million in the three months ended March 31, 2017. The classification of the settlement of derivative instruments was changed from operating cash flows to investing cash flows in the second half of 2017.

2018 1Q FORM 10-Q 95

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. INTERCOMPANY TRANSACTIONS

Transactions between related companies are made on arm's length terms and are reported in the respective GE and GE Capital columns of our financial statements, but are eliminated in deriving our consolidated financial statements. These transactions include, but are not limited to, the following:

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

	Three months ended March 31, 2018
(In millions)	2018	2017

Cash from (used for) operating activities-continuing operations
Combined	$(473)	$487
GE current receivables sold to GE Capital	1,815	1,958
GE Capital dividends to GE	—	(2,000)
Other reclassifications and eliminations(a)	81	131
Total cash from (used for) operating activities-continuing operations	$1,423	$576
Cash from (used for) investing activities-continuing operations
Combined	$973	$4,971
GE current receivables sold to GE Capital	(2,371)	(2,412)
GE Capital long-term loans to GE	285	4,075
GE Capital short-term loan to GE	—	(1,329)
Other reclassifications and eliminations(a)	(457)	(570)
Total cash from (used for) investing activities-continuing operations	$(1,570)	$4,735
Cash from (used for) financing activities-continuing operations
Combined	$(12,545)	$(12,331)
GE current receivables sold to GE Capital	556	454
GE Capital dividends to GE	—	2,000
GE Capital long-term loans to GE	(285)	(4,075)
GE Capital short-term loan to GE	—	1,329
Other reclassifications and eliminations(a)	375	438
Total cash from (used for) financing activities-continuing operations	$(11,899)	$(12,185)

(a)
Includes eliminations of other cash flows activities, including those related to GE Capital enabled GE industrial orders, financing of long-term receivables, various investments, loans and allocations of GE corporate overhead costs.

96 2018 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. GUARANTOR FINANCIAL INFORMATION

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

PRESENTATION

In connection with the registration of the senior notes, the Company is required to provide certain financial information regarding the Issuer and the Guarantors of the registered securities. Included are the Condensed Consolidating Statements of Earnings and Comprehensive Income for the three months ended March 31, 2018 and 2017, Condensed Consolidating Statements of Financial Position as of March 31, 2018 and December 31, 2017 and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2018 and 2017 for:

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

•
Consolidating Adjustments - adjusting entries necessary to consolidate the Parent Company Guarantor with the Subsidiary Issuer, the Subsidiary Guarantor and Non-Guarantor Subsidiaries and in the comparative periods, this category includes the impact of new accounting policies adopted as described in Note 1 ; and

•	Consolidated - prepared on a consolidated basis.

2018 1Q FORM 10-Q 97

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

(in millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues
Sales of goods and services	$7,704	$—	$—	$37,980	$(18,810)	$26,874
GE Capital revenues from services	—	208	226	1,557	(205)	1,786
Total revenues	7,704	208	226	39,538	(19,015)	28,660

Costs and expenses
Interest and other financial charges	1,380	206	547	1,263	(2,111)	1,285
Other costs and expenses	8,137	—	—	38,143	(19,113)	27,168
Total costs and expenses	9,517	206	547	39,407	(21,224)	28,453
Other income (loss)	275	—	—	(1,873)	1,804	205
Equity in earnings (loss) of affiliates	2,592	—	620	(159)	(3,054)	—
Earnings (loss) from continuing operations before income taxes	1,054	2	299	(1,901)	959	413
Benefit (provision) for income taxes	(648)	—	—	600	75	27
Earnings (loss) from continuing operations	406	2	299	(1,301)	1,034	440
Earnings (loss) from discontinued operations, net of taxes	(1,553)	—	(17)	1	16	(1,553)
Net earnings (loss)	(1,147)	2	282	(1,300)	1,050	(1,113)
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(5)	39	34
Net earnings (loss) attributable to the Company	(1,147)	2	282	(1,294)	1,011	(1,147)
Other comprehensive income (loss)	1,542	—	39	878	(917)	1,542
Comprehensive income (loss) attributable to the Company	$395	$2	$321	$(416)	$94	$395

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

(in millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues
Sales of goods and services	$8,792	$—	$—	$36,090	$(20,265)	$24,617
GE Capital revenues from services	—	156	186	2,270	(347)	2,264
Total revenues	8,792	156	186	38,360	(20,612)	26,881

Costs and expenses
Interest and other financial charges	910	150	455	1,082	(1,457)	1,139
Other costs and expenses	9,630	—	13	35,940	(19,591)	25,992
Total costs and expenses	10,539	150	468	37,022	(21,048)	27,131
Other income (loss)	54	—	—	4,620	(4,477)	197
Equity in earnings (loss) of affiliates	1,708	—	242	36,682	(38,632)	—
Earnings (loss) from continuing operations before income taxes	15	6	(40)	42,640	(42,673)	(53)
Benefit (provision) for income taxes	145	(1)	115	(469)	315	105
Earnings (loss) from continuing operations	159	5	74	42,171	(42,358)	52
Earnings (loss) from discontinued operations, net of taxes	(242)	—	283	1	(280)	(239)
Net earnings (loss)	(83)	5	357	42,172	(42,638)	(187)
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(48)	(55)	(104)
Net earnings (loss) attributable to the Company	(83)	5	357	42,220	(42,583)	(83)
Other comprehensive income (loss)	1,822	—	617	(1,457)	840	1,822
Comprehensive income (loss) attributable to the Company	$1,739	$5	$974	$40,763	$(41,743)	$1,739

98 2018 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
MARCH 31, 2018 (UNAUDITED)

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Assets
Cash, cash equivalents and restricted cash	$18	$—	$3	$32,749	$(641)	$32,129
Investment securities	1	—	—	38,148	(992)	37,156
Receivables - net	46,397	17,468	32,603	82,863	(139,833)	39,498
Inventories	4,705	—	—	22,165	(6,297)	20,574
Property, plant and equipment - net	5,789	—	—	49,614	(1,753)	53,650
Investment in subsidiaries(a)	283,079	—	78,928	717,025	(1,079,032)	—
Goodwill and intangible assets	8,483	—	—	91,260	6,387	106,129
All other assets	10,087	16	191	219,939	(166,931)	63,303
Assets of discontinued operations	—	—	—	—	5,670	5,670
Total assets	$358,558	$17,484	$111,725	$1,253,765	$(1,383,423)	$358,109

Liabilities and equity
Short-term borrowings	$167,854	$—	$47,485	$17,468	$(213,435)	$19,371
Accounts payable	16,362	—	—	48,275	(49,577)	15,060
Other current liabilities	11,662	8	3	34,175	(6,747)	39,102
Long-term and non-recourse borrowings	64,468	15,916	34,772	54,626	(63,313)	106,469
All other liabilities	42,247	542	135	65,808	(9,470)	99,262
Liabilities of discontinued operations	—	—	—	—	2,104	2,104
Total Liabilities	302,593	16,466	82,395	220,351	(340,437)	281,367

Redeemable noncontrolling interests	—	—	—	2,787	762	3,549

GE shareowners' equity	55,965	1,018	29,330	1,029,234	(1,059,582)	55,965
Noncontrolling interests	—	—	—	1,394	15,835	17,228
Total equity	55,965	1,018	29,330	1,030,627	(1,043,747)	73,193
Total liabilities, redeemable noncontrolling interests and equity	$358,558	$17,484	$111,725	$1,253,765	$(1,383,423)	$358,109

(a)	Included within the subsidiaries of the Subsidiary Guarantor are cash and cash equivalent balances of $9,099 million and net assets of discontinued operations of $3,589 million.

2018 1Q FORM 10-Q 99

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
DECEMBER 31, 2017

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Assets
Cash, cash equivalents and restricted cash	$3,472	$—	$3	$41,236	$(743)	$43,967
Investment securities	1	—	—	39,809	(1,113)	38,696
Receivables - net	50,923	17,316	32,381	87,776	(147,551)	40,846
Inventories	4,587	—	—	22,215	(7,383)	19,419
Property, plant and equipment - net	5,808	—	—	48,516	(450)	53,874
Investment in subsidiaries(a)	277,929	—	77,488	715,936	(1,071,353)	—
Goodwill and intangible assets	8,014	—	—	90,226	6,002	104,242
All other assets	30,737	16	32	236,771	(205,269)	62,288
Assets of discontinued operations	—	—	—	—	5,912	5,912
Total assets	$381,472	$17,332	$109,904	$1,282,485	$(1,421,948)	$369,245

Liabilities and equity
Short-term borrowings	$191,807	$0	$46,033	$22,603	$(236,407)	$24,036
Accounts payable	8,126	—	—	77,509	(70,462)	15,172
Other current liabilities	11,892	8	3	28,218	(34)	40,088
Long-term and non-recourse borrowings	71,023	16,632	34,730	55,367	(67,197)	110,556
All other liabilities	42,594	475	128	66,293	(7,694)	101,797
Liabilities of discontinued operations	—	—	—	—	706	706
Total Liabilities	325,442	17,116	80,894	249,991	(381,088)	292,355

Redeemable noncontrolling interests	—	—	—	2,627	764	3,391

GE shareowners' equity	56,030	216	29,010	1,028,311	(1,057,537)	56,030
Noncontrolling interests	—	—	—	1,556	15,912	17,468
Total equity	56,030	216	29,010	1,029,867	(1,041,625)	73,498
Total liabilities, redeemable noncontrolling interests and equity	$381,472	$17,332	$109,904	$1,282,485	$(1,421,948)	$369,245

(a)	Included within the subsidiaries of the Subsidiary Guarantor are cash and cash equivalent balances of $15,225 million and net assets of discontinued operations of $4,318 million.

100 2018 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows – operating activities
Cash from (used for) operating activities - continuing operations	$19,897	$146	$(427)	$(17,187)	$(1,006)	$1,423
Cash from (used for) operating activities - discontinued operations	(1,553)	—	—	1,521	(1)	(33)
Cash from (used for) operating activities	18,344	146	(427)	(15,666)	(1,007)	1,390

Cash flows – investing activities
Cash from (used for) investing activities – continuing operations	6,242	(75)	(788)	(15,541)	8,591	(1,570)
Cash from (used for) investing activities – discontinued operations	—	—	—	(74)	—	(74)
Cash from (used for) investing activities	6,242	(75)	(788)	(15,615)	8,591	(1,644)

Cash flows – financing activities
Cash from (used for) financing activities – continuing operations	(28,041)	(70)	1,214	22,479	(7,482)	(11,899)
Cash from (used for) financing activities – discontinued operations	—	—	—	—	—	—
Cash from (used for) financing activities	(28,041)	(70)	1,214	22,479	(7,482)	(11,899)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	208	—	208
Increase (decrease) in cash, cash equivalents and restricted cash	(3,454)	—	—	(8,593)	103	(11,945)
Cash, cash equivalents and restricted cash at beginning of year	3,472	—	3	41,993	(743)	44,724
Cash, cash equivalents and restricted cash at March 31	18	—	3	33,399	(641)	32,779
Less cash, cash equivalents and restricted cash of discontinued operations at March 31	—	—	—	650	—	650
Cash, cash equivalents and restricted cash of continuing operations at March 31	$18	$—	$3	$32,749	$(641)	$32,129

2018 1Q FORM 10-Q 101

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows – operating activities
Cash from (used for) operating activities - continuing operations	$(9,938)	$13	$627	$77,587	$(67,713)	$576
Cash from (used for) operating activities - discontinued operations	(242)	—	—	(418)	3	(658)
Cash from (used for) operating activities	(10,180)	13	627	77,169	(67,710)	(82)

Cash flows – investing activities
Cash from (used for) investing activities – continuing operations	4,386	(13)	584	(70,181)	69,958	4,735
Cash from (used for) investing activities – discontinued operations	—	—	—	(2,026)	—	(2,026)
Cash from (used for) investing activities	4,386	(13)	584	(72,207)	69,958	2,709

Cash flows – financing activities
Cash from (used for) financing activities – continuing operations	3,713	—	(1,212)	(13,212)	(1,474)	(12,185)
Cash from (used for) financing activities – discontinued operations	—	—	—	1,907	—	1,907
Cash from (used for) financing activities	3,713	—	(1,212)	(11,305)	(1,474)	(10,278)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	133	—	133
Increase (decrease) in cash, cash equivalents and restricted cash	(2,081)	—	(1)	(6,209)	773	(7,518)
Cash, cash equivalents and restricted cash at beginning of year	2,729	—	41	49,204	(1,590)	50,384
Cash, cash equivalents and restricted cash at March 31	647	—	41	42,994	(816)	42,866
Less cash, cash equivalents and restricted cash of discontinued operations at March 31	—	—	—	824	—	824
Cash, cash equivalents and restricted cash of continuing operations at March 31	$647	$—	$41	$42,170	$(816)	$42,042

102 2018 1Q FORM 10-Q

OTHER ITEMS

EXHIBITS

Exhibit 10(a)	General Electric Company Annual Executive Incentive Plan, effective January 1, 2018.
Exhibit 11 Exhibit 12(a) Exhibit 12(b)
Computation of Per Share Earnings.*

Computation of Ratio of Earnings to Fixed Charges.
Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 18.1	Preferability Letter of KPMG LLP, dated May 1, 2018.
Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.
Exhibit 95	Mine Safety Disclosure.
Exhibit 101
The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three months ended March 31, 2018 and 2017, (ii) Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017, (iii) Statement of Financial Position at March 31, 2018 and December 31, 2017, (v) Statement of Cash Flows for the three months ended March 31, 2018 and 2017, and (iv) Notes to Consolidated Financial Statements.

* Data required by Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share, is provided in Note 16 to the Consolidated Financial Statements in this Report.

2018 1Q FORM 10-Q 103

OTHER ITEMS

FORM 10-Q CROSS REFERENCE INDEX

Item Number		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	53-102

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-47

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Not applicable(a)

Item 4.	Controls and Procedures	48

Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	50-51

Item 1A.	Risk Factors	Not applicable(b)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	Not applicable

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	Not applicable

Item 6.	Exhibits	103

Signatures		105

(a)
There have been no significant changes to our market risk since December 31, 2017. For a discussion of our exposure to market risk, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

(b)	There have been no significant changes to our risk factors since December 31, 2017. For a discussion of our risk factors, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

104 2018 1Q FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
May 1, 2018	/s/ Jan R. Hauser
Date	Jan R. Hauser Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

2018 1Q FORM 10-Q 105