Form 10-Q
period 2018-06-30
GENERAL ELECTRIC CO
filed 2018-07-27
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 8,691,081,000 shares of common stock with a par value of $0.06 per share outstanding at June 30, 2018.

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
Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about plans to maintain the GE dividend; statements about potential business or asset dispositions, including plans to separate GE Healthcare into a standalone company, the timing and structure for that separation, the characteristics of the business to be separated and the expected benefits to GE; plans to exit our equity ownership position in Baker Hughes, a GE company (BHGE) and the expected benefits to GE; debt repayment plans; the benefits of the new GE operating system; divestiture proceeds expectations; GE and GE Capital liquidity; future corporate performance; leverage targets; future charges and capital contributions that may be required in connection with GE Capital’s run-off insurance operations and related GE Capital portfolio actions; revenues; organic growth; cash flows and cash conversion, including the impact of working capital, contract assets and pension funding contributions; earnings per share, including the impact of the new revenue recognition accounting standard and U.S. tax reform; growth and productivity associated with our Digital and Additive businesses; profit margins; cost structure and plans to reduce costs; restructuring, goodwill impairment or other financial charges; tax rates; transaction-related synergies, proceeds and gains; returns on capital and investment; capital allocation, including organic investment, dividends and other priorities; or capital structure and access to funding, including credit ratings and outlooks and debt-to-earnings ratios.
For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•
our success in executing and completing, including obtaining regulatory approvals and satisfying other closing conditions for, GE Industrial and GE Capital business or asset dispositions or other announced transactions, including our planned separation of GE Healthcare and dispositions of GE Transportation and BHGE, the pricing, timing, and anticipated proceeds from those or other transactions and potential trailing liabilities;

•	GE’s liquidity and the amount and timing of our GE Industrial cash flows and earnings, which may be impacted by customer, competitive, contractual and other dynamics and conditions;

•
our capital allocation plans, as such plans may change including with respect to the timing and amount of GE dividends, organic investments, including research and development, investments in Digital and capital expenditures, the repayment or allocation of our outstanding debt obligations, pension funding contributions, acquisitions, joint ventures and other strategic actions;

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

•
GE Capital's capital and liquidity needs, including in connection with GE Capital’s run-off insurance operations and related strategic actions that we may pursue, the impact of conditions in the financial and credit markets on GE Capital's ability to sell financial assets, GE Capital’s leverage and credit ratings, the availability and cost of GE Capital funding and GE Capital's exposure to counterparties;

•
pending and future mortgage loan repurchase claims, other litigation claims and the U.S. Department of Justice's investigation under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and other investigations in connection with WMC, which may affect our estimates of liability, including possible loss estimates;

•	our ability to launch new products in a cost-effective manner;

•	our ability to increase margins through implementation of the new GE operating system, restructuring and other cost reduction measures;

•	our ability to convert pre-order commitments/wins into orders/bookings; and the price we realize on orders/bookings since commitments/wins are stated at list prices;

•	the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of WMC, Alstom, SEC and other investigative and legal proceedings;

•
our success in integrating acquired businesses and operating joint ventures, and our ability to realize revenue and cost synergies from announced transactions, acquired businesses and joint ventures, including Alstom and BHGE;

•	the impact of potential product safety failures and related reputational effects;

•	the impact of potential information technology, cybersecurity or data security breaches;

•	the other factors that are described in "Forward-Looking Statements" in BHGE’s most recent earnings release or SEC filings; and

•	the other factors that are described in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017.
These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.

2018 2Q FORM 10-Q 3

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

•
GE – the adding together of all affiliates except GE Capital, whose continuing operations are presented on a one-line basis, giving effect to the elimination of transactions among such affiliates. As GE presents the continuing operations of GE Capital on a one-line basis, certain intercompany profits resulting from transactions between GE and GE Capital have been eliminated at the GE level. We present the results of GE in the center column of our consolidated statements of earnings (loss), financial position and cash flows. An example of a GE metric is GE Industrial free cash flows (Non-GAAP).

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

•
Baker Hughes, a GE company or BHGE – following the combination of our Oil & Gas business with Baker Hughes Incorporated, our Oil & Gas segment is comprised of our ownership interest of approximately 62.5% in the new company formed in the transaction, Baker Hughes, a GE Company (BHGE). We consolidate 100% of BHGE's revenues and cash flows, while our Oil & Gas segment profit and net income are derived net of minority interest of approximately 37.5% attributable to BHGE's Class A shareholders. References to "Baker Hughes" represent legacy Baker Hughes Incorporated operating activities which, in certain cases, have been excluded from our results for comparative purposes.

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

4 2018 2Q FORM 10-Q

MD&A

OTHER TERMS USED BY GE

•
Backlog and remaining performance obligation (RPO) – backlog is unfilled customer orders for products and product services (expected life of contract sales for product services). RPO, a defined term under GAAP, is backlog excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty, even if the likelihood of cancellation is remote based on historical experience. We plan to continue reporting backlog as we believe that it is a useful metric for investors, given its relevance to total orders.

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

•
GE Industrial profit margin (GAAP) – GE total revenues plus other income minus GE total costs and expenses less GE interest and other financial charges and non-operating benefit costs divided by GE total revenues plus other income.

•	Adjusted GE Industrial profit margin (Non-GAAP) – GE Industrial profit margin excluding gains (losses) and restructuring and other charges plus noncontrolling interests.

•
GE Industrial structural costs (Non-GAAP) – Industrial structural cost include segment structural costs excluding the impact of restructuring and other charges, business acquisitions and dispositions, foreign exchange, plus total Corporate operating profit excluding restructuring and other charges and gains. The Baker Hughes acquisition is represented on a pro-forma basis, which means we calculated our structural costs by including legacy Baker Hughes results for the three and six months ended June 30, 2017.

•	Net earnings (loss) – we refer to the caption “net earnings (loss) attributable to GE common shareowners” as net earnings.

•	Net earnings (loss) per share (EPS) – when we refer to net earnings (loss) per share, it is the diluted per-share amount of “net earnings attributable to GE common shareowners.”

•	Adjusted continuing earnings (Non-GAAP) – continuing earnings excluding the impact of non-operating benefit costs, after tax.

•	Adjusted continuing earnings per share (Non-GAAP) – when we refer to GE earnings per share, it is the diluted per-share amount of “adjusted continuing earnings.”

•	Adjusted earnings (Non-GAAP) – continuing earnings excluding the impact of non-operating benefit costs, gains (losses) and restructuring and other items, after tax, and the impact of U.S. tax reform.

•	Adjusted earnings per share (Non-GAAP) – when we refer to adjusted earnings per share, it is the diluted per-share amount of “adjusted earnings.”

•	Organic revenues (Non-GAAP) – revenues excluding the effects of acquisitions, dispositions and translational foreign currency exchange.

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

•
Segment profit – refers to the profit of the industrial segments and the net earnings of the financial services segment, both of which include other income. See the Segment Operations section within the MD&A for a description of the basis for segment profits.

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

2018 2Q FORM 10-Q 5

MD&A

NON-GAAP FINANCIAL MEASURES

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under the U.S. Securities and Exchange Commission (SEC) rules. Specifically, we have referred, in various sections of this report, to:

•	GE Industrial segment organic revenues

•	GE Industrial structural costs

•	GE pre-tax earnings from continuing operations, excluding GE Capital earnings (loss) from continuing operations and the corresponding effective tax rates

•	Adjusted earnings (loss)

•	Adjusted earnings (loss) per share (EPS)

•	Adjusted GE Industrial profit and profit margin (excluding certain items)

•	Adjusted Oil & Gas segment profit

•	GE Industrial Free Cash Flow (FCF) and Adjusted GE Industrial FCF

•	GE Industrial net debt

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

6 2018 2Q FORM 10-Q

MD&A	KEY PERFORMANCE INDICATORS

KEY PERFORMANCE INDICATORS

2018 REVENUES PERFORMANCE
	Three months ended June 30	Six months ended June 30
Industrial Segment	4%	6%
Industrial Segment Organic (Non-GAAP)	(6)%	(5)%
Financial Services	(1)%	(10)%

GE INDUSTRIAL ORDERS
	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Orders
Equipment	$15.4	$14.0	$28.4	$26.2
Services	15.7	14.0	30.1	26.9
Total(a)	$31.1	$28.0	$58.5	$53.1
(a)    Included $6.0 billion and $11.3 billion related to Baker Hughes in the three and six months ended June 30, 2018, respectively.

GE INDUSTRIAL BACKLOG
(Dollars in billions)	June 30, 2018	June 30, 2017

Backlog
Equipment	$87.1	$83.6
Services	289.5	267.4
Total	$376.7	$351.0

GE INDUSTRIAL COSTS (GAAP) AND GE INDUSTRIAL STRUCTURAL COSTS (NON-GAAP)
	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

GE Industrial costs excluding interest and financial charges and non-operating benefit costs (GAAP)	$26.2	$25.0	$51.2	$48.6
GE Industrial structural costs (Non-GAAP)	6.0	6.4	11.8	12.9

GE INDUSTRIAL PROFIT MARGINS (GAAP) AND ADJUSTED GE INDUSTRIAL PROFIT MARGINS (NON-GAAP)
	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

GE Industrial profit margins (GAAP)	9.7%	9.3%	8.7%	7.3%
Adjusted GE Industrial profit margins (Non-GAAP)	10.4%	12.0%	10.3%	10.9%

EARNINGS
	Three months ended June 30		Six months ended June 30
(Dollars in billions; per-share amounts in dollars)	2018	2017	2018	2017

Continuing earnings (loss) (GAAP)	$0.7	$1.0	$1.1	$1.1
Net earnings (loss) (GAAP)	0.6	0.9	(0.6)	0.8
Adjusted continuing earnings (loss) (Non-GAAP)	1.3	1.4	2.2	1.9
Adjusted earnings (loss) (Non-GAAP)	1.6	1.9	3.0	3.1

Continuing earnings (loss) per share (GAAP)	$0.08	$0.12	$0.13	$0.13
Net earnings (loss) per share (GAAP)	0.07	0.10	(0.07)	0.09
Adjusted continuing earnings (loss) per share (Non-GAAP)	0.15	0.16	0.25	0.22
Adjusted earnings (loss) per share (Non-GAAP)	0.19	0.21	0.35	0.35

GE CFOA (GAAP) AND GE INDUSTRIAL AND ADJUSTED GE INDUSTRIAL FREE CASH FLOWS (NON-GAAP)
	Six months ended June 30
(Dollars in billions)	2018	2017

GE CFOA (GAAP)	$(0.8)	$3.6
GE Industrial free cash flows (Non-GAAP)	(1.7)	(2.4)
Adjusted GE Industrial free cash flows (Non-GAAP)	(1.4)	(2.4)

2018 2Q FORM 10-Q 7

MD&A	CONSOLIDATED RESULTS

CONSOLIDATED RESULTS

2018 SIGNIFICANT DEVELOPMENTS

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

•
On June 26, 2018, Larry Culp, former CEO of Danaher, was elected as lead director effective that same date, succeeding Jack Brennan, who is completing his last term on the Board. Mr. Culp will also chair the Board’s Management Development and Compensation Committee.

•
On July 26, 2018, we announced that Jan Hauser, GE's Vice President, Controller and Chief Accounting Officer, had communicated her intention to retire from GE. GE plans to appoint Thomas Timko, currently the chief accounting officer of General Motors Company, as her successor, effective on or about September 10, 2018.

ANNOUNCED TRANSACTIONS

•
In September 2017, we announced an agreement to sell our Industrial Solutions business within our Power segment for approximately $2.6 billion to ASEA Brown Boveri (ABB), a Swiss-based engineering company. On June 29, 2018, we completed the sale and recognized a pre-tax gain of $0.3 billion in the second quarter of 2018.

•
In February 2018, we entered into an agreement to sell our GE Lighting business in Europe, the Middle East, Africa and Turkey and our Global Automotive Lighting business to a company controlled by a former GE executive in the region. We closed substantially all of this transaction in the second quarter of 2018.

•
In April 2018, we announced an agreement to sell our Enterprise Financial Management, Ambulatory Care Management and Workforce Management assets, comprising our Healthcare segment’s Value-Based Care Division, to Veritas Capital, a private equity investment firm, for approximately $1.1 billion in cash. This transaction closed on July 10, 2018.

•
In May 2018, we announced an agreement to merge our Transportation segment with Wabtec Corp, a U.S. rail equipment manufacturer. Under the agreement, which has been approved by the Boards of Directors of Wabtec and GE, GE will receive $2.9 billion in cash at closing, and GE and its shareholders will receive a 50.1% ownership interest in the combined company, with GE holding 9.9% and GE shareholders holding the remaining 40.2%. Wabtec shareholders will retain 49.9% of the combined company. The deal is expected to close in early 2019, subject to customary closing conditions and regulatory approval.

•
In June 2018, we announced an agreement to sell our Distributed Power business within our Power segment to Advent International, a global private equity investor, for $3.3 billion. The deal is expected to close by the fourth quarter 2018, subject to customary closing conditions and regulatory approvals.

•
In June 2018, we announced the results of our strategic review and our intention to focus on our Power, Renewable Energy and Aviation businesses. We plan to separate GE Healthcare into a standalone company over the next 12 to 18 months, pursue an orderly separation from BHGE over the next two to three years and substantially reduce GE Industrial net debt* by approximately $25 billion by the end of 2020. In addition, we announced our plan for a smaller corporate headquarters focused primarily on strategy, capital allocation, talent and governance, a move which is expected to generate at least $500 million in corporate savings by the end of 2020. While we announced the strategic portfolio actions for Transportation, GE Healthcare and BHGE, these businesses have not met the accounting criteria for held for sale classification. That classification will depend on the nature and timing of the transaction.

*Non-GAAP Financial Measure

8 2018 2Q FORM 10-Q

MD&A	CONSOLIDATED RESULTS

SECOND QUARTER 2018 RESULTS
Consolidated revenues were $30.1 billion, up $1.0 billion, or 3%, for the quarter. After adjusting for incremental Baker Hughes revenues of $2.8 billion, adjusted consolidated revenues* were $27.3 billion, down $1.8 billion or 6%. The decline in revenues was a result of lower industrial segment revenues of $1.7 billion, or 6%, organically* driven principally by our Power, Renewable Energy and Oil & Gas segments, partially offset by our Aviation and Healthcare segments.

Continuing earnings per share was $0.08 due to a $0.8 billion decrease in Corporate costs, partially offset by a $0.5 billion, or 14%, decrease in industrial segment profit. Excluding net gains on business dispositions of $0.02 per share, unrealized gains on investments of $0.02 per share, restructuring and other charges of $0.08 per share and non-operating benefit costs of $0.06 per share, Adjusted earnings per share* was $0.19.

For the three months ended June 30, 2018, restructuring and other charges were $0.08 per share, including $0.01 per share related to BHGE integration and deal related costs. In total, restructuring and other items were $0.7 billion before tax, with restructuring charges totaling about $0.5 billion and businesses development charges totaling $0.2 billion. Subsequent to the Baker Hughes transaction and for the second quarter of 2018, $0.1 billion of restructuring charges related to BHGE are reported within our Oil & Gas segment.

For the three months ended June 30, 2018, GE Industrial profit was $2.7 billion and GE Industrial margins were 9.7%, up $0.2 billion, or 40 basis points, largely driven by the benefits associated with a reduction in Corporate costs of $0.8 billion primarily due to net gains on business dispositions of $0.3 billion, unrealized gains on investments of $0.3 billion and decreased restructuring and other costs of $0.2 billion. Industrial segment profit decreased $0.5 billion, or 14%, primarily due to lower results within our Power and Oil & Gas segments, partially offset by the performance of our Aviation and Healthcare segments. In the second quarter of 2018, we delivered $0.3 billion of structural cost* reduction, excluding the effects of acquisition and disposition activity and with Baker Hughes on a pro forma basis.

GE CFOA was $(0.8) billion and $3.6 billion for the six months ended June 30, 2018 and 2017, respectively. The decline in GE CFOA is primarily due to a $4.0 billion decrease in common dividends from GE Capital. GE CFOA was also impacted by lower earnings from Power and Oil & Gas, as well as higher cash used for working capital compared to 2017, partially offset by Aviation, Healthcare and Corporate cost reduction. Additionally, GE CFOA was negatively impacted by GE Pension Plan contributions of $0.9 billion in 2018, compared to $0.2 billion in 2017. GE did not receive a common dividend distribution from GE Capital in the second quarter of 2018, and it does not expect to receive such dividend distributions from GE Capital for the foreseeable future. Refer to the GE Cash Flows section within this MD&A for further information.

*Non-GAAP Financial Measure

2018 2Q FORM 10-Q 9

MD&A	CONSOLIDATED RESULTS

CONSOLIDATED RESULTS

REVENUES
	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Consolidated revenues	$30.1	$29.1	$58.8	$56.0

Industrial segment revenues(a)	28.7	27.6	56.1	52.8
Corporate items and Industrial eliminations	(0.6)	(0.5)	(1.1)	(0.9)
GE Industrial revenues(a)	$28.1	$27.1	$55.0	$51.9

Financial services revenues	$2.4	$2.4	$4.6	$5.1

(a)
GE Industrial refers to GE excluding the continuing operations of GE Capital. Industrial segment refers to the sum of our seven industrial reporting segments, without giving effect to corporate items or the elimination of transactions among such segments and between these segments and our financial services segment.

COMMENTARY: THREE MONTHS ENDED JUNE 30

Consolidated revenues increased $1.0 billion, or 3%, primarily driven by increased industrial segment revenues of $1.1 billion, partially offset by a slight decrease in Financial Services revenues. The overall impact of foreign currency movements on consolidated revenues was an increase of $0.6 billion. Below are descriptions of the components:
GE Industrial revenues increased $1.0 billion, or 4%, due to an increase in industrial segment revenues of $1.1 billion offset by a decrease in Corporate revenues and Industrial eliminations of $0.1 billion.

•
Industrial segment revenues increased $1.1 billion, or 4%, as increases at Oil & Gas, Aviation and Healthcare were partially offset by decreases at Power, Renewable Energy, Transportation and Lighting. This increase was driven by the net effects of acquisitions of $2.8 billion, primarily attributable to Baker Hughes, and the effects of a weaker U.S. dollar of $0.6 billion, partially offset by the net effects of dispositions of $0.6 billion, primarily attributable to the absence of Water following its sale in the third quarter of 2017. Excluding the effects of acquisitions, dispositions and foreign currency translation, industrial segment organic revenues* decreased $1.7 billion.

Financial Services revenues decreased 1% primarily due to lower gains and organic revenue declines.

COMMENTARY: SIX MONTHS ENDED JUNE 30

Consolidated revenues increased $2.8 billion, or 5%, primarily driven by increased industrial segment revenues of $3.3 billion, partially offset by decreased Financial Services revenues of $0.5 billion. The overall impact of foreign currency movements on consolidated revenues was an increase of $1.4 billion. Below are descriptions of the components:
GE Industrial revenues increased $3.1 billion, or 6%, due to an increase in industrial segment revenues of $3.3 billion offset by a decrease in Corporate revenues and Industrial eliminations of $0.2 billion.

•
Industrial segment revenues increased $3.3 billion, or 6%, as increases at Oil & Gas, Aviation and Healthcare were partially offset by decreases at Power, Renewable Energy, Transportation and Lighting. This increase was driven by the net effects of acquisitions of $5.5 billion, primarily attributable to Baker Hughes, and the effects of a weaker U.S. dollar of $1.4 billion, partially offset by the net effects of dispositions of $1.1 billion, primarily attributable to the absence of Water following its sale in the third quarter of 2017. Excluding the effects of acquisitions, dispositions and foreign currency translation, industrial segment organic revenues* decreased $2.6 billion.

Financial Services revenues decreased $0.5 billion, or 10%, primarily due to organic revenue declines and lower gains.

*Non-GAAP Financial Measure

10 2018 2Q FORM 10-Q

MD&A	CONSOLIDATED RESULTS

EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE
	Three months ended June 30		Six months ended June 30
(Dollars in billions; per-share amounts in dollars; attributable to GE common shareowners)	2018	2017	2018	2017

Continuing earnings(a)	$0.7	$1.0	$1.1	$1.1

Continuing earnings per share	$0.08	$0.12	$0.13	$0.13
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

COMMENTARY: THREE MONTHS ENDED JUNE 30

Consolidated continuing earnings decreased $0.3 billion due to increased provision for GE Industrial income taxes of $0.4 billion driven by a $0.2 billion tax charge during the second quarter related to the planned separation of our Healthcare segment, increased non-operating benefit costs of $0.1 billion and increased interest and other financial charges of $0.1 billion, partially offset by increased GE Industrial continuing earnings of $0.3 billion.
GE Industrial earnings increased $0.3 billion, or 12%, driven by an increase in Corporate profit of $0.8 billion, partially offset by a decrease in industrial segment profit of $0.5 billion.

•
Corporate profit increased $0.8 billion primarily attributable to net gains on business dispositions of $0.3 billion, unrealized gains on investments of $0.3 billion and decreased restructuring and other costs of $0.2 billion.

•
Industrial segment profit decreased $0.5 billion, or 14%, with decreases at Power, Renewable Energy, Oil & Gas and Transportation, partially offset by higher profit at Aviation, Healthcare and Lighting. Industrial segment organic profit* decreased $0.4 billion, primarily driven by negative variable cost productivity, lower volume and pricing pressure at Power.

•	Foreign exchange adversely affected GE Industrial profit by an insignificant amount in the second quarter of 2018.
Financial Services losses increased 20% primarily due to higher impairments primarily at EFS related to its renewables and oil & gas investments, lower gains primarily at EFS related to non-recurring 2017 gains, and costs associated with calling debt, partially offset by higher base earnings and lower corporate and restructuring costs.

COMMENTARY: SIX MONTHS ENDED JUNE 30

Consolidated continuing earnings decreased 4% due to increased GE Industrial continuing earnings of $0.9 billion, almost entirely offset by increased Financial Services losses of $0.2 billion, increased provision for GE Industrial income taxes of $0.4 billion driven by a $0.2 billion tax charge during the second quarter related to the planned separation of our Healthcare segment, increased non-operating benefit costs of $0.2 billion and increased interest and other financial charges of $0.1 billion.
GE Industrial earnings increased $0.9 billion, or 23%, driven by an increase in Corporate profit of $1.6 billion, partially offset by a decrease in industrial segment profit of $0.6 billion.

•
Corporate profit increased $1.6 billion primarily attributable to decreased restructuring and other costs of $0.9 billion, unrealized gains on investments of $0.3 billion, net gains on business dispositions of $0.2 billion and decreased adjusted Corporate operating costs* of $0.2 billion.

•
Industrial segment profit decreased $0.6 billion, or 10%, with decreases at Power, Oil & Gas, Renewable Energy and Lighting, partially offset by higher profit at Aviation, Healthcare and Transportation. This decrease in industrial segment profit was primarily driven by restructuring and business development costs related to Baker Hughes of $0.5 billion and the net effects of dispositions of $0.1 billion, primarily associated with the absence of Water following its sale in the third quarter of 2017, partially offset by the net effects of acquisitions $0.3 billion, largely associated with Baker Hughes. Excluding these items, industrial segment organic profit* decreased $0.3 billion, primarily driven by negative variable cost productivity, lower volume and pricing pressure at Power.

•	Foreign exchange adversely affected GE Industrial profit by $0.1 billion in the first half of 2018.
Financial Services losses increased $0.2 billion, or 93%, primarily due to lower gains, higher impairments, costs associated with calling debt and lower base earnings including a loss related to updates to the U.S. tax reform impact on energy investments, partially offset by lower corporate and restructuring costs.

2018 2Q FORM 10-Q 11

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

Revenues were $1.0 billion for the three months ended June 30, 2018, flat year over year compared to revenues for the three months ended June 30, 2017. An increase in Oil & Gas was offset by decreases in Power and Renewable Energy.

Revenues were $2.0 billion for the six months ended June 30, 2018, an increase of $0.1 billion, or 6%, compared to revenues of $1.9 billion for the six months ended June 30, 2017. Increases in Oil & Gas, Transportation, Lighting and Aviation were offset by decreases in Power and Renewable Energy.

Orders were $1.0 billion for three months ended June 30, 2018, a decrease of $0.3 billion, or 23%, compared to orders of $1.3 billion for the three months ended June 30, 2017. Decreases in Power and Aviation were offset by increases in Transportation and Healthcare.

Orders were $2.0 billion for the six months ended June 30, 2018, a decrease of $0.3 billion, or 13%, compared to orders of $2.3 billion for the six months ended June 30, 2017. Decreases in Power, Digital Core and Aviation were offset by an increase in Transportation, Healthcare, Oil & Gas and Renewable Energy.

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

Segment profit excludes or includes interest and other financial charges, non-operating benefit costs, income taxes, and preferred stock dividends according to how a particular segment’s management is measured:

•	Interest and other financial charges, income taxes, non-operating benefit costs and GE preferred stock dividends are excluded in determining segment profit for the industrial segments.

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

12 2018 2Q FORM 10-Q

MD&A	SEGMENT OPERATIONS

SUMMARY OF OPERATING SEGMENTS

	Three months ended June 30			Six months ended June 30
(In millions)	2018	2017	V%	2018	2017	V%

Revenues
Power(a)	$7,579	$9,400	(19)%	$14,801	$17,341	(15)%
Renewable Energy	1,653	2,312	(29)%	3,299	4,079	(19)%
Oil & Gas	5,554	2,997	85%	10,939	6,083	80%
Aviation	7,519	6,634	13%	14,631	13,307	10%
Healthcare	4,978	4,688	6%	9,680	8,993	8%
Transportation	942	1,077	(13)%	1,814	2,057	(12)%
Lighting(a)	431	473	(9)%	887	935	(5)%
Total industrial segment revenues	28,657	27,582	4%	56,052	52,795	6%
Capital	2,429	2,446	(1)%	4,602	5,127	(10)%
Total segment revenues	31,085	30,028	4%	60,654	57,923	5%
Corporate items and eliminations	(982)	(932)		(1,890)	(1,945)
Consolidated revenues	$30,104	$29,097	3%	$58,764	$55,978	5%

Segment profit (loss)
Power(a)	$421	$994	(58)%	$694	$1,432	(52)%
Renewable Energy	82	158	(48)%	159	228	(30)%
Oil & Gas(b)	73	120	(39)%	(70)	380	U
Aviation	1,475	1,374	7%	3,078	2,647	16%
Healthcare	926	826	12%	1,660	1,487	12%
Transportation	155	183	(15)%	285	278	3%
Lighting(a)	24	17	41%	26	27	(4)%
Total industrial segment profit	3,157	3,673	(14)%	5,832	6,480	(10)%
Capital	(207)	(172)	(20)%	(422)	(219)	(93)%
Total segment profit (loss)	2,950	3,502	(16)%	5,410	6,261	(14)%
Corporate items and eliminations	(309)	(1,120)		(962)	(2,522)
GE interest and other financial charges	(690)	(637)	(8)%	(1,333)	(1,200)	(11)%
GE non-operating benefit costs	(690)	(552)	(25)%	(1,374)	(1,201)	(14)%
GE benefit (provision) for income taxes	(525)	(165)	U	(637)	(188)	U
Earnings (loss) from continuing operations attributable to GE common shareowners	736	1,028	(28)%	1,105	1,150	(4)%
Earnings (loss) from discontinued operations, net of taxes	(121)	(146)	17%	(1,673)	(385)	U
Less net earnings attributable to
noncontrolling interests, discontinued operations	—	7	U	—	7	U
Earnings (loss) from discontinued operations,
net of tax and noncontrolling interest	(121)	(152)	20%	(1,673)	(392)	U
Consolidated net earnings (loss) attributable to the GE common shareowners	$615	$875	(30)%	$(568)	$758	U

(a)
Beginning in the third quarter of 2017, the Energy Connections business within the former Energy Connections & Lighting segment was combined with the Power segment and presented as one reporting segment called Power. As a result of this combination, our GE Lighting and Current, powered by GE (Current) businesses are now reported as a separate segment called Lighting.

(b)	Oil & Gas segment profit excluding restructuring and other charges* was $222 million and $402 million for the three and six months ended June 30, 2018.

*Non-GAAP Financial Measure

2018 2Q FORM 10-Q 13

MD&A	SEGMENT OPERATIONS

SEGMENT RESULTS

INDUSTRIAL SEGMENT REVENUES	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Revenues
Equipment(a)(c)	$13.2	$13.8	$26.1	$26.6
Services(b)(c)	15.4	13.8	30.0	26.2
Total(d)	$28.7	$27.6	$56.1	$52.8

(a)	$12.0 billion and $23.8 billion, excluding $1.2 billion and $2.3 billion related to Baker Hughes* for the three and six months ended June 30, 2018, respectively.

(b)	$13.8 billion and $26.9 billion, excluding $1.6 billion and $3.1 billion related to Baker Hughes* for the three and six months ended June 30, 2018, respectively.

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

INDUSTRIAL SEGMENT PROFIT AND PROFIT MARGIN	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Segment profit(a)	$3.2	$3.7	$5.8	$6.5
Segment profit margin	11.0%	13.3%	10.4%	12.3%

(a)	$3.2 billion and $6.1 billion, excluding an insignificant amount and $(0.2) billion related to Baker Hughes* for the three and six months ended June 30, 2018, respectively.

COMMENTARY: THREE MONTHS ENDED JUNE 30

•
Industrial segment revenues increased $1.1 billion, or 4%, driven by increases at Oil & Gas primarily due to the acquisition of Baker Hughes, Aviation and Healthcare, partially offset by decreases at Power, Renewable Energy, Transportation and Lighting.

•
Industrial segment profit decreased $0.5 billion, or 14%, driven by lower profit at Oil & Gas primarily due to restructuring costs associated with Baker Hughes, and Power driven by lower volume, unfavorable price and the absence of Water. Further decrease was due to lower profit at Renewable Energy and Transportation, partially offset by higher profit at Aviation and Healthcare.

•
Industrial segment margin decreased 230 basis points to 11.0% in 2018 from 13.3% in 2017 driven by negative variable cost productivity, price pressure, business mix. The decrease in industrial segment margin reflects decreases at Power, Oil & Gas, Renewable Energy, Aviation and Transportation, offset by increases at Lighting and Healthcare.

COMMENTARY: SIX MONTHS ENDED JUNE 30

•
Industrial segment revenues increased $3.3 billion, or 6%, driven by increases at Oil & Gas primarily due to the acquisition of Baker Hughes, Aviation and Healthcare, partially offset by decreases at Power, Renewable Energy, Transportation and Lighting.

•
Industrial segment profit decreased $0.6 billion, or 10%, driven by lower profit at Oil & Gas primarily due to restructuring costs associated with Baker Hughes, Power driven by lower volume, unfavorable price and the absence of Water. Further decrease was due to lower profit at Renewable Energy, partially offset by higher profit at Aviation, Healthcare and Transportation.

•
Industrial segment margin decreased 190 basis points to 10.4% in 2018 from 12.3% in 2017 driven by negative variable cost productivity, business mix and price pressure. The decrease in industrial segment margin reflects decreases at Oil & Gas, Power and Renewable Energy, offset by increases at Transportation, Aviation, and Healthcare.

RECONCILIATION OF INDUSTRIAL BACKLOG TO REMAINING PERFORMANCE OBLIGATION
	June 30, 2018
(Dollars in billions)	Equipment	Services	Total

Backlog	$87.1	$289.5	$376.7
Adjustments	(36.2)	(90.9)	(127.1)
Remaining Performance Obligation	$51.0	$198.6	$249.6
Remaining performance obligation is a defined term under GAAP. See Other Terms Used section within MD&A and Note 9 to the consolidated financial statements for further information. Adjustments to reported backlog are largely driven by the Aviation business: (1) backlog includes engine contracts for which we have received purchase orders that are cancelable. We have included these in backlog as our historical experience has shown no net cancellations, as any canceled engines are typically moved by the airframer to other program customers; (2) our services backlog includes contracts that are cancelable without substantial penalty, primarily time and materials contracts; (3) backlog includes engines contracted under long-term service agreements, even if the engines have not yet been put into service. These adjustments to reported backlog are expected to be satisfied beyond one year.
*Non-GAAP Financial Measure

14 2018 2Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | POWER

POWER

OPERATIONAL OVERVIEW

SUB-SEGMENT REVENUES	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Gas Power Systems(a)	$1.4	$2.1	$2.9	$4.2
Power Services	3.2	3.6	6.0	6.2
Steam Power Systems	0.5	0.6	1.0	0.9
Energy Connections(b)	2.3	2.5	4.5	4.7
Other(c)	0.2	0.7	0.3	1.3
Total segment revenues	$7.6	$9.4	$14.8	$17.3

(a) Includes Distributed Power (b) Includes Industrial Solutions, Grid Solutions, Power Conversion and Automation & Controls (c) Includes Water & Process Technologies and GE Hitachi Nuclear

ORDERS	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Equipment	$3.4	$4.8	$5.8	$8.7
Services	4.0	5.1	7.2	9.1
Total	$7.4	$9.9	$12.9	$17.8

BACKLOG
(Dollars in billions)	June 30, 2018	June 30, 2017

Equipment	$24.9	$26.4
Services	69.4	74.0
Total	$94.3	$100.4

UNIT SALES
	2Q 2018	2Q 2017	V	YTD 2018	YTD 2017	V
Gas Turbines	7	21	(14)	19	41	(22)

2018 2Q FORM 10-Q 15

MD&A	SEGMENT OPERATIONS | POWER

FINANCIAL OVERVIEW

SEGMENT REVENUES	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Revenues
Equipment	$3.5	$4.6	$7.0	$8.8
Services	4.1	4.8	7.8	8.5
Total	$7.6	$9.4	$14.8	$17.3

SEGMENT PROFIT AND PROFIT MARGIN	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Segment profit	$0.4	$1.0	$0.7	$1.4
Segment profit margin	5.6%	10.6%	4.7%	8.3%

2018 – 2017 COMMENTARY

The power market continued to be soft during the first half of 2018 due to energy efficiency, renewable energy penetration and delays in expected orders. We believe the overall market for new heavy-duty gas orders in 2018 is trending to less than 30 gigawatts. In addition, excess capacity in developed markets, continued pressure in oil and gas applications and macroeconomic and geopolitical environments have created softening demand for gas turbines. AGP upgrades have also experienced decreased market demand as well as saturation in the North American market given previous penetration; however, we expect upgrade demand to continue in the Middle East, Africa and Southeast Asia markets.

THREE MONTHS ENDED JUNE 30:

Segment revenues down $1.8 billion (19%);
Segment profit down $0.6 billion (58%):

•
Equipment revenues decreased primarily at Gas Power Systems due to lower unit sales, including 12 fewer aeroderivative units as well as 14 fewer gas turbines and six fewer Heat Recovery Steam Generators. Services revenues decreased primarily due to the absence of Water following the sale in September 2017 as well as ten fewer AGP upgrades. Revenues also decreased due to price pressure, offset by the effects of a weaker U.S. dollar versus the euro.

•
The decrease in profit was due to lower volume including the absence of Water, negative variable cost productivity, lower transactional services revenue and negative mix in our long-term service contracts compared to the prior year. These decreases were partially offset by favorable business mix and cost reduction efforts, excluding the effects of acquisition and disposition activity and foreign exchange.

SIX MONTHS ENDED JUNE 30:

Segment revenues down $2.5 billion (15%);
Segment profit down $0.7 billion (52%):

•
Equipment revenues decreased primarily at Gas Power Systems due to lower unit sales, including 21 fewer aeroderivative units as well as 22 fewer gas turbines and 17 fewer Heat Recovery Steam Generators. Services revenues decreased primarily due to the absence of Water following the sale in September 2017 as well as 25 fewer AGP upgrades. Revenues also decreased due to price pressure, offset by the effects of a weaker U.S. dollar versus the euro.

•
The decrease in profit was due to lower volume including the absence of Water, negative variable cost productivity, lower transactional services revenue and negative mix in our long-term service contracts compared to the prior year. These decreases were partially offset by favorable business mix and cost reduction efforts, excluding the effects of acquisition and disposition activity and foreign exchange.

*Non-GAAP Financial Measure

16 2018 2Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | RENEWABLE ENERGY

RENEWABLE ENERGY

OPERATIONAL OVERVIEW

SUB-SEGMENT REVENUES	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Onshore Wind	$1.3	$2.1	$2.6	$3.6
Offshore Wind	0.1	0.1	0.3	0.1
Hydro	0.2	0.2	0.4	0.4
Total segment revenues	$1.7	$2.3	$3.3	$4.1

ORDERS	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Equipment	$1.2	$1.8	$3.2	$3.5
Services	0.6	0.3	0.9	0.7
Total	$1.7	$2.1	$4.2	$4.2

BACKLOG
(Dollars in billions)	June 30, 2018	June 30, 2017

Equipment	$9.0	$6.8
Services	7.5	5.7
Total	$16.5	$12.5

UNIT SALES
	2Q 2018	2Q 2017	V	YTD 2018	YTD 2017	V
Wind Turbines	351	719	(368)	703	1,258	(555)

2018 2Q FORM 10-Q 17

MD&A	SEGMENT OPERATIONS | RENEWABLE ENERGY

FINANCIAL OVERVIEW

SEGMENT REVENUES	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Revenues
Equipment	$1.1	$1.9	$2.3	$3.4
Services	0.6	0.4	1.0	0.7
Total	$1.7	$2.3	$3.3	$4.1

SEGMENT PROFIT AND PROFIT MARGIN	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Segment profit	$0.1	$0.2	$0.2	$0.2
Segment profit margin	5.0%	6.8%	4.8%	5.6%

2018 – 2017 COMMENTARY

The renewable energy market remains competitive, particularly in onshore wind. The onshore wind market continues to see megawatt growth as customer preference has shifted from 1.X models to larger, more efficient units. However, overcapacity in the industry, the move to auctions in international markets and U.S. tax reform contributed to continued pricing pressure in the first half of 2018. In addition, uncertainty at the end of 2017 related to the impact of U.S. tax reform resulted in a temporary pause in project work in the first half of the year. Beginning in the third quarter of 2018, we expect project build and shipments to increase in anticipation of the expiration of Production Tax Credits (PTCs) at 100% value in 2020.

THREE MONTHS ENDED JUNE 30:

Segment revenues down $0.7 billion (29%);
Segment profit down $0.1 billion (48%):

•
Equipment volume decreased due to 368 fewer wind turbine shipments on a unit basis, or 38% fewer megawatts shipped, than in the prior year. Services volume increased due to 47 more repower units at Onshore Wind as well as a larger installed base resulting in increased contractual stream revenues. Revenues also decreased due to pricing pressure, partially offset by the effects of a weaker U.S. dollar versus the euro.

•	The decrease in profit was primarily due to pricing pressure.

SIX MONTHS ENDED JUNE 30:

Segment revenues down $0.8 billion (19%);
Segment profit down $0.1 billion (30%):

•
Equipment volume decreased due to 555 fewer wind turbine shipments on a unit basis, or 35% fewer megawatts shipped, than in the prior year. Services volume increased due to 159 more repower units at Onshore Wind as well as a larger installed base resulting in increased contractual stream revenues. Revenues also increased due to the acquisition of LM Wind in April 2017, which contributed $0.1 billion of inorganic revenue growth in the first half of 2018, and the effects of a weaker U.S. dollar versus the euro and the Chinese renminbi, partially offset by pricing pressure.

•	The decrease in profit was due to pricing pressure, partially offset by materials deflation.

18 2018 2Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | OIL & GAS

OIL & GAS

OPERATIONAL OVERVIEW

SUB-SEGMENT REVENUES	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Turbomachinery & Process Solutions (TPS)	$1.4	$1.6	$2.8	$3.2
Oilfield Services (OFS)	2.9	0.2	5.6	0.4
Oilfield Equipment (OFE)	0.6	0.7	1.3	1.4
Digital Solutions	0.7	0.5	1.3	1.0
Total segment revenues	$5.6	$3.0	$10.9	$6.1

ORDERS	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Equipment	$2.5	$1.4	$4.5	$2.2
Services	3.5	1.7	6.8	3.5
Total(a)	$6.0	$3.1	$11.3	$5.7
(a) Included $2.8 billion and $5.4 billion related to Baker Hughes for the three and six months ended June 30, 2018, respectively.

BACKLOG
(Dollars in billions)	June 30, 2018	June 30, 2017

Backlog
Equipment	$5.3	$5.6
Services	16.0	14.9
Total	$21.4	$20.5

2018 2Q FORM 10-Q 19

MD&A	SEGMENT OPERATIONS | OIL & GAS

FINANCIAL OVERVIEW

SEGMENT REVENUES	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Revenues
Equipment(a)	$2.2	$1.3	$4.4	$2.6
Services(b)	3.4	1.7	6.5	3.5
Total	$5.6	$3.0	$10.9	$6.1
(a) $1.0 billion and $2.1 billion, excluding $1.2 billion and $2.3 billion related to Baker Hughes* for the three and six months ended June 30, 2018, respectively.
(b) $1.8 billion and $3.4 billion, excluding $1.6 billion and $3.1 billion related to Baker Hughes* for the three and six months ended June 30, 2018, respectively.

SEGMENT PROFIT AND PROFIT MARGIN	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Segment profit(a)	$0.1	$0.1	$(0.1)	$0.4
Segment profit margin(b)	1.3%	4.0%	(0.6)%	6.2%
(a) $0.1 billion and $0.2 billion, excluding an insignificant amount and $(0.2) billion related to Baker Hughes* for the three and six months ended
         June 30, 2018, respectively.
(b) $3.7% and $2.9%, excluding (1.0)% and (4.3)% related to Baker Hughes* for the three and six months ended June 30, 2018, respectively.

2018 – 2017 COMMENTARY

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

THREE MONTHS ENDED JUNE 30:

Segment revenues up $2.6 billion (85%);
Segment profit down 39%:

•
The Baker Hughes acquisition in July 2017 contributed $2.8 billion of revenue growth in the second quarter of 2018. Legacy Oil & Gas equipment revenues decreased due to lower volume primarily at TPS and OFE as a result of the market conditions and lower opening backlog. These decreases were partially offset by the effects of a weaker U.S. dollar versus the euro.

•	The decrease in profit was primarily driven by restructuring and other charges, partially offset by synergies delivered from combining the two companies and favorable business mix.

SIX MONTHS ENDED JUNE 30:

Segment revenues up $4.9 billion (80%);
Segment profit down $0.5 billion:

•
The Baker Hughes acquisition in July 2017 contributed $5.4 billion of revenue growth in the first half of 2018. Legacy Oil & Gas equipment and services revenues decreased due to lower volume primarily at TPS and OFE as a result of the market conditions and lower opening backlog. These decreases were partially offset by the effects of a weaker U.S. dollar versus the euro.

•	The decrease in profit was primarily driven by restructuring and other charges and unfavorable business mix, partially offset by synergies delivered from combining the two companies.

*Non-GAAP Financial Measure

20 2018 2Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | AVIATION

AVIATION

OPERATIONAL OVERVIEW

SUB-SEGMENT REVENUES	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Commercial Engines & Services	$5.5	$4.9	$10.8	$9.9
Military	1.1	0.9	2.0	1.9
Systems & Other	0.9	0.8	1.8	1.6
Total segment revenues	$7.5	$6.6	$14.6	$13.3

ORDERS	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Equipment	$4.5	$2.8	$7.7	$5.5
Services	5.0	4.6	9.9	9.1
Total	$9.5	$7.4	$17.6	$14.6

BACKLOG
(Dollars in billions)	June 30, 2018	June 30, 2017

Equipment	$36.1	$34.9
Services	171.9	146.9
Total	$208.1	$181.8

UNIT SALES
	2Q 2018	2Q 2017	V	YTD 2018	YTD 2017	V
Commercial Engines	697	627	70	1,348	1,254	94
LEAP Engines(a)	250	69	181	436	146	290
Military Engines	204	137	67	342	257	85
Spares Rate(b)	$26.6	$21.6	$5.0	$25.9	$21.6	$4.3
(a) LEAP engines are a subset of commercial engines (b) Commercial externally shipped spares and spares used in time & material shop visits in millions of dollars per day

2018 2Q FORM 10-Q 21

MD&A	SEGMENT OPERATIONS | AVIATION

FINANCIAL OVERVIEW

SEGMENT REVENUES	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Revenues
Equipment	$2.9	$2.4	$5.4	$4.9
Services	4.6	4.3	9.2	8.4
Total	$7.5	$6.6	$14.6	$13.3

SEGMENT PROFIT AND PROFIT MARGIN	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Segment profit	$1.5	$1.4	$3.1	$2.6
Segment profit margin	19.6%	20.7%	21.0%	19.9%

2018 – 2017 COMMENTARY

Global passenger air travel continued to grow with revenue passenger kilometers (RPK) growth outpacing the five-year average and demand exceeding capacity. Industry-load factors remained above 80%. Air freight volume also increased, particularly in international markets. Freight capacity additions slightly exceeded freight volume growth in the first half of the year.

As of June 30, 2018, we continue to make progress on our commitment to recover on LEAP deliveries by year end. We shipped 436 LEAP engines in the first half of the year and remain on track to ship 1,100-1,200 engines in 2018.

THREE MONTHS ENDED JUNE 30:

Segment revenues up $0.9 billion (13%);
Segment profit up $0.1 billion (7%):

•
Equipment revenues increased due to 67 more military engine shipments and 70 more commercial units, including 181 more LEAP units partially offset by lower commercial legacy output in CFM and GE90 product lines, versus the prior year. Services revenues increased primarily due to a higher commercial spares shipment rate, as well as higher prices.

•
The increase in profit was mainly due to higher spare engine shipments, product and structural cost productivity and higher prices. These increases were partially offset by an unfavorable business mix driven by negative LEAP margin as well as higher overhaul shop costs due to increased volume and mix.

SIX MONTHS ENDED JUNE 30:

Segment revenues up $1.3 billion (10%);
Segment profit up $0.4 billion (16%):

•
Services revenues increased primarily due to a higher commercial spares shipment rate, as well as higher prices. Equipment revenues also increased due to 85 more military engine shipments and 94 more commercial units, including 290 more LEAP units, versus the prior year, partially offset by lower GEnx shipments and lower legacy commercial output in CFM and GE90 product lines.

•
The increase in profit was mainly due to higher prices, product and structural cost productivity and higher spare engine shipments. These increases were partially offset by an unfavorable business mix driven by negative LEAP margin as well as higher overhaul shop costs due to increased volume and mix.

22 2018 2Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | HEALTHCARE

HEALTHCARE

OPERATIONAL OVERVIEW

SUB-SEGMENT REVENUES	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Healthcare Systems	$3.5	$3.3	$6.8	$6.3
Life Sciences	1.2	1.2	2.4	2.2
Healthcare Digital	0.2	0.3	0.5	0.5
Total segment revenues	$5.0	$4.7	$9.7	$9.0

ORDERS	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Equipment	$3.1	$2.9	$5.8	$5.5
Services	2.2	2.0	4.2	4.0
Total	$5.3	$5.0	$10.1	$9.5

BACKLOG
(Dollars in billions)	June 30, 2018	June 30, 2017

Equipment	$6.2	$5.7
Services	11.4	11.8
Total	$17.6	$17.5

2018 2Q FORM 10-Q 23

MD&A	SEGMENT OPERATIONS | HEALTHCARE

FINANCIAL OVERVIEW

SEGMENT REVENUES	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Revenues
Equipment	$2.8	$2.6	$5.4	$5.0
Services	2.2	2.1	4.3	4.0
Total	$5.0	$4.7	$9.7	$9.0

SEGMENT PROFIT AND PROFIT MARGIN	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Segment profit	$0.9	$0.8	$1.7	$1.5
Segment profit margin	18.6%	17.6%	17.1%	16.5%

2018 – 2017 COMMENTARY

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

THREE MONTHS ENDED JUNE 30:

Segment revenues up $0.3 billion (6%);
Segment profit up $0.1 billion (12%):

•
Services and equipment revenues increased due to higher volume in Healthcare Systems attributable to global growth in Imaging and Ultrasound in both developed regions such as the U.S. and Europe as well as developing regions such as China and emerging markets. Volume also increased in Life Sciences, driven by Bioprocess and Contrast Imaging. In addition, revenues increased due to the effects of a weaker U.S. dollar versus the euro and Chinese renminbi, partially offset by price pressure at Healthcare Systems.

•
The increase in profit was primarily driven by cost productivity due to cost reduction actions including increasing digital automation, sourcing and logistic initiatives, design engineering and prior year restructuring actions and higher volume. These increases were partially offset by price pressure at Healthcare Systems and investments in programs.

SIX MONTHS ENDED JUNE 30:

Segment revenues up $0.7 billion (8%);
Segment profit up $0.2 billion (12%):

•
Services and equipment revenues increased due to higher volume in Healthcare Systems attributable to global growth in Imaging and Ultrasound in both developed regions such as the U.S. and Europe as well as developing regions such as China and emerging markets. Volume increased in Life Sciences, driven by Bioprocess and Contrast Imaging. In addition, revenues increased due to the effects of a weaker U.S. dollar versus the euro and the Chinese renminbi, partially offset by price pressure at Healthcare Systems.

•
The increase in profit was primarily driven by strong volume growth and cost productivity due to cost reduction actions including increasing digital automation, sourcing and logistic initiatives, design engineering and prior year restructuring actions. These increases were partially offset by price pressure at Healthcare Systems, inflation and investments in programs.

24 2018 2Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | TRANSPORTATION

TRANSPORTATION

OPERATIONAL OVERVIEW

SUB-SEGMENT REVENUES	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Locomotives	$0.2	$0.4	$0.3	$0.9
Services	0.5	0.5	1.0	0.9
Mining	0.1	0.1	0.3	0.1
Other(a)	0.1	0.1	0.2	0.2
Total segment revenues	$0.9	$1.1	$1.8	$2.1

(a) Includes Marine, Stationary, Drilling and Digital

ORDERS	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Equipment	$0.5	$0.2	$1.2	$0.8
Services	0.6	0.5	1.4	1.1
Total	$1.1	$0.8	$2.6	$1.8

BACKLOG
(Dollars in billions)	June 30, 2018	June 30, 2017

Equipment	$5.4	$4.1
Services	13.0	13.9
Total	$18.3	$18.0

UNIT SALES
	2Q 2018	2Q 2017	V	YTD 2018	YTD 2017	V
Locomotives	54	120	(66)	114	277	(163)

2018 2Q FORM 10-Q 25

MD&A	SEGMENT OPERATIONS | TRANSPORTATION

FINANCIAL OVERVIEW

SEGMENT REVENUES	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Revenues
Equipment	$0.3	$0.5	$0.6	$1.0
Services	0.6	0.6	1.2	1.0
Total	$0.9	$1.1	$1.8	$2.1

SEGMENT PROFIT AND PROFIT MARGIN	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Segment profit	$0.2	$0.2	$0.3	$0.3
Segment profit margin	16.5%	17.0%	15.7%	13.5%

2018 – 2017 COMMENTARY

The North American market continues to see some fleet overcapacity (which is declining) and constrained spending by the railroads limiting fleet expansion. However, total rail volume increased 5.2% during the second quarter of 2018 driven primarily by an increase in intermodal traffic(a). With improving carload volume, the number of parked locomotives has decreased 31% from the prior year.

THREE MONTHS ENDED JUNE 30:

Segment revenues down $0.1 billion (13%);
Segment profit down 15%:

•
Equipment volume decreased primarily driven by lower locomotive shipments in internationally and in North America due to continuing challenging market conditions. This decrease was partially offset by growth in mining and an increase in services revenues as railroads are running their locomotives longer, and recently unparked locomotives tend to be older units in higher need of servicing and replacement parts, driving an increase in services volume and parts shipped.

•	The decrease in profit was driven by lower equipment volume, partially offset by favorable business mix from a higher proportion of services volume.

SIX MONTHS ENDED JUNE 30:

Segment revenues down $0.2 billion (12%);
Segment profit up 3%:

•
Equipment volume decreased primarily driven by lower locomotive shipments internationally and in North America due to continuing challenging market conditions. This decrease was partially offset by growth in mining and an increase in services revenues as railroads are running their locomotives longer, and recently unparked locomotives tend to be older units in higher need of servicing and replacement parts, driving an increase in services volume and parts shipped.

•	The increase in profit was driven by favorable business mix from a higher proportion of services volume as well as lower engineering spend and the effects of restructuring actions.

(a)    Defined as when at least two modes of transportation are used to move freight.

26 2018 2Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | LIGHTING

LIGHTING

OPERATIONAL OVERVIEW

SUB-SEGMENT REVENUES	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Current	$0.3	$0.3	$0.5	$0.5
GE Lighting	0.2	0.2	0.4	0.4
Total segment revenues	$0.4	$0.5	$0.9	$0.9

ORDERS	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Equipment	$0.3	$0.4	$0.5	$0.6
Services	—	—	—	—
Total	$0.3	$0.4	$0.5	$0.6

BACKLOG
(Dollars in billions)	June 30, 2018	June 30, 2017

Equipment	$0.2	$0.2
Services	—	—
Total	$0.2	$0.3

2018 2Q FORM 10-Q 27

MD&A	SEGMENT OPERATIONS | LIGHTING

FINANCIAL OVERVIEW

SEGMENT REVENUES	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Revenues
Equipment	$0.4	$0.5	$0.9	$0.9
Services	—	—	—	—
Total	$0.4	$0.5	$0.9	$0.9

SEGMENT PROFIT AND PROFIT MARGIN	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Segment profit	$—	$—	$—	$—
Segment profit margin	5.6%	3.6%	2.9%	2.9%

2018 – 2017 COMMENTARY

The traditional lighting market continued to decline in the first half of 2018 with corresponding growth in LED lighting as the market shifts away from traditional lighting products in favor of more energy efficient, cost-saving options.

THREE MONTHS ENDED JUNE 30:

Segment revenues down 9%;
Segment profit up 41%:

•
Equipment revenues decreased due to Lighting regional exits outside of North America. Excluding the impact of regional exits, equipment revenues increased due to higher LED and Digital volume, partially offset by lower traditional lighting and solar sales, lower LED prices and product mix.

•	The increase in profit was driven by savings from restructuring and decreased investment and controllable spending, partially offset by regional exits, lower prices and product mix.

SIX MONTHS ENDED JUNE 30:

Segment revenues down 5%;
Segment profit down 4%:

•
Equipment revenues decreased due to Lighting regional exits outside of North America. Excluding the impact of regional exits, equipment revenues increased due to higher LED and Digital volume, partially offset by lower traditional lighting and solar sales, lower LED prices and product mix.

•	The decrease in profit was driven by regional exits, lower prices and product mix, partially offset by savings from restructuring and decreased investment and controllable spending.

28 2018 2Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | CAPITAL

CAPITAL

OPERATIONAL AND FINANCIAL OVERVIEW

SUB-SEGMENT REVENUES	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

GECAS	$1.2	$1.3	$2.4	$2.7
EFS	(0.1)	0.1	(0.1)	0.2
Industrial Finance and WCS(a)	0.4	0.4	0.7	0.7
Insurance	0.7	0.7	1.5	1.5
Other continuing operations	0.1	(0.1)	0.1	—
Total segment revenues	$2.4	$2.4	$4.6	$5.1

(a)	In the second quarter of 2018, management of our Working Capital Solutions (WCS) business was transferred to our Treasury operations.

SEGMENT PROFIT(a)	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Profit	$(0.2)	$(0.2)	$(0.4)	$(0.2)
(a)    Interest and other financial charges, income taxes, non-operating benefit costs and GE Capital preferred stock dividends are included in determining segment profit for the Capital segment, which is included in continuing operations. See Note 2 to the consolidated financial statements for further information on discontinued operations.

SIGNIFICANT TRENDS & DEVELOPMENTS

•
GE Capital paid common dividends of $2.0 billion and $4.0 billion to GE in the three and six months ended June 30, 2017, respectively, and did not pay such dividends in the three or six months ended June 30, 2018. In addition, GE Capital does not expect to make a common dividend distribution to GE for the foreseeable future.

•
In 2018, we announced plans to take actions to make GE Capital smaller and more focused, including a substantial reduction in the size of GE Capital’s Energy Financial Services and Industrial Finance businesses over the next 24 months (GE Capital strategic shift). As a result, we classified financing receivables of the Energy Financial Services and Industrial Finance businesses as held for sale as we no longer intend to hold these financing receivables for the foreseeable future. See Note 6 to the consolidated financial statements for further information.

•
In the first quarter of 2018, GE Capital contributed $3.5 billion of capital to its insurance subsidiaries and expects to contribute approximately an additional $11 billion through 2024 subject to ongoing monitoring by the Kansas Insurance Department and the total amount to be contributed could increase or decrease based upon the results of reserve adequacy testing. GE maintains specified capital levels at these insurance subsidiaries under capital maintenance agreements. We perform premium deficiency testing at least annually. Any future adverse changes in our assumptions could result in an increase to future policy benefit reserves and additional contributions of capital over and above the $11 billion noted above. For example, a hypothetical five percent increase in future claim costs, holding all other assumptions constant, would result in a $1.5 billion increase to our future policy benefit reserves. Similarly, a hypothetical 25 basis point decline in expected investment yield, holding all other assumptions constant would result in a $1.0 billion increase in future policy benefit reserves. Any favorable changes to these assumptions could result in additional margin in our premium deficiency test and higher income over the remaining duration of the portfolio, including higher investment income. See Note 12 to the consolidated financial statements for further information.

•
We are actively exploring options to mitigate, reduce or eliminate our reinsurance exposures.  These options include further premium increases, prudent enhancement of investment returns, transferring or terminating reinsurance arrangements, and risk-transfer transactions with third parties.  Certain of these options could have a material financial impact, depending on the timing, extent of risk transfer to a third party, and negotiated terms and conditions of any ultimate arrangements.

•
During the first quarter of 2018, we recorded a reserve of $1.5 billion in discontinued operations in connection with the DOJ ongoing investigation regarding potential violations of FIRREA by WMC and GE Capital. See Legal Proceedings and Note 19 to the consolidated financial statements for further information.

2018 2Q FORM 10-Q 29

MD&A	SEGMENT OPERATIONS | CAPITAL

2018 – 2017 COMMENTARY: THREE MONTHS ENDED JUNE 30

Capital revenues decreased primarily due to lower gains primarily at EFS and organic revenue declines.

Capital losses increased primarily due to higher impairments primarily at EFS related to its renewables and oil & gas investments, lower gains primarily at EFS related to non-recurring 2017 gains, and costs associated with calling debt, partially offset by higher base earnings and lower corporate and restructuring costs.

2018 – 2017 COMMENTARY: SIX MONTHS ENDED JUNE 30

Capital revenues decreased $0.5 billion, or 10%, primarily due to organic revenue declines and lower gains.

Capital losses increased $0.2 billion, or 93%, primarily due to lower gains, higher impairments, costs associated with calling debt and lower base earnings including a loss related to updates to the U.S. tax reform impact on energy investments, partially offset by lower corporate and restructuring costs.

30 2018 2Q FORM 10-Q

MD&A	CORPORATE ITEMS AND ELIMINATIONS

CORPORATE ITEMS AND ELIMINATIONS

REVENUES AND OPERATING PROFIT (COST)

	Three months ended June 30		Six months ended June 30
(In millions)	2018	2017	2018	2017

Revenues
Eliminations and other	$(982)	$(932)	$(1,890)	$(1,945)
Total Corporate Items and Eliminations	$(982)	$(932)	$(1,890)	$(1,945)

Operating profit (cost)
Gains (losses) on disposals(a)	$309	$—	$243	$2
Restructuring and other charges(b)	(496)	(709)	(827)	(1,682)
Unrealized gains (losses)(c)	266	—	266	—
Eliminations and other	(389)	(412)	(643)	(842)
Total Corporate Items and Eliminations	$(309)	$(1,120)	$(962)	$(2,522)

(a)	Includes gains (losses) on disposed or held for sale businesses.

(b)	Subsequent to the Baker Hughes transaction, restructuring and other charges are included in the determination of segment profit for our Oil & Gas segment.

(c)	Amount is related to our Pivotal Software equity investment for the three and six months ended June 30, 2018.

We believe that adjusting operating corporate costs* to exclude the effects of items that are not closely associated with ongoing corporate operations (see reconciliation below), such as earnings of previously divested businesses, gains and losses on disposed and held for sale businesses, restructuring and other charges provides management and investors with a meaningful measure that increases the period-to-period comparability of our ongoing corporate costs.

CORPORATE COSTS (OPERATING)
	Three months ended June 30		Six months ended June 30
(In millions)	2018	2017	2018	2017

Total Corporate Items and Eliminations (GAAP)	$(309)	$(1,120)	$(962)	$(2,522)
Less: restructuring and other charges	(496)	(709)	(827)	(1,682)
Less: gains (losses) on disposals	309	—	243	2
Less: unrealized gains (losses)	266	—	266	—
Adjusted total corporate costs (operating) (Non-GAAP)	$(389)	$(412)	$(643)	$(842)
2018 - 2017 COMMENTARY: THREE MONTHS ENDED JUNE 30

Revenues decreased $0.1 billion, primarily as a result of:

•	Increase in inter-segment eliminations.

Operating costs decreased $0.8 billion, primarily as a result of:

•	$0.3 billion of higher net gains from disposed and held for sale businesses, which included a $0.3 billion gain from the sale of our Industrial Solutions business to ABB in the second quarter of 2018.

•	$0.3 billion of higher unrealized gains related to our equity investment in Pivotal Software.

•	$0.2 billion of lower restructuring and other charges primarily within Oil & Gas, now reported in segment results, and Renewable Energy.

*Non-GAAP Financial Measure

2018 2Q FORM 10-Q 31

MD&A	CORPORATE ITEMS AND ELIMINATIONS

2018 - 2017 COMMENTARY: SIX MONTHS ENDED JUNE 30

Revenues increased $0.1 billion, primarily as a result of:

•	$0.1 billion decrease in inter-segment eliminations.

Operating costs decreased $1.6 billion, primarily as a result of:

•	$0.9 billion of lower restructuring and other charges primarily due to Oil & Gas and the non-recurrence of Alstom related restructuring costs in the first quarter of 2017.

•	$0.3 billion of unrealized gains related to our equity investment in Pivotal Software recorded in the second quarter of 2018.

•
$0.2 billion of higher net gains from disposed and held for sale businesses, which included a $0.3 billion gain from the sale of our Industrial Solutions business to ABB in the second quarter of 2018. These decreases were partially offset by $0.1 billion of lower gains due to held for sale adjustments primarily related to our Lighting and Aviation segments.

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

RESTRUCTURING & OTHER CHARGES
	Three months ended June 30		Six months ended June 30
(In billions)	2018	2017	2018	2017

Workforce reductions	$0.2	$0.2	$0.4	$0.7
Plant closures & associated costs and other asset write-downs	0.3	0.3	0.5	0.5
Acquisition/disposition net charges	0.2	0.2	0.4	0.4
Goodwill impairment	—	—	—	—
Other	—	—	—	0.1
Total(a)	$0.7	$0.7	$1.3	$1.7

(a)	Subsequent to the Baker Hughes transaction, restructuring and other charges are included in the determination of segment profit for our Oil & Gas segment.

2018 - 2017 COMMENTARY: THREE MONTHS ENDED JUNE 30

For the three months ended June 30, 2018, restructuring and other charges were $0.7 billion of which approximately $0.2 billion was reported in cost of products/services and $0.4 billion was reported in selling, general and administrative expenses (SG&A). These activities were primarily at Oil & Gas, Corporate and Power. Cash expenditures for restructuring and other charges were approximately $0.4 billion for three months ended June 30, 2018. Of the total $0.7 billion restructuring and other charges, $0.2 billion was recorded in the Oil & Gas segment, which amounted to $0.1 billion net of noncontrolling interest.

For the three months ended June 30, 2017, restructuring and other charges were $0.7 billion of which approximately $0.4 billion was reported in cost of products/services and $0.3 billion was reported in SG&A. These activities were primarily at Power, Corporate and Oil & Gas. Cash expenditures for restructuring and other charges were approximately $0.4 billion for the three months ended June 30, 2017.

2018 - 2017 COMMENTARY: SIX MONTHS ENDED JUNE 30

For the six months ended June 30, 2018, restructuring and other charges were $1.3 billion of which approximately $0.5 billion was reported in cost of products/services and $0.8 billion was reported in selling, general and administrative expenses (SG&A). These activities were primarily at Oil & Gas, Corporate and Power. Cash expenditures for restructuring and other charges were approximately $0.8 billion for six months ended June 30, 2018. Of the total $1.3 billion restructuring and other charges, $0.5 billion was recorded in the Oil & Gas segment, which amounted to $0.3 billion net of noncontrolling interest.

For the six months ended June 30, 2017, restructuring and other charges were $1.7 billion of which approximately $1.1 billion was reported in cost of products/services and $0.6 billion was reported in SG&A. These activities were primarily at Power, Corporate and Oil & Gas. Cash expenditures for restructuring and other charges were approximately $1.0 billion for the six months ended June 30, 2017.

32 2018 2Q FORM 10-Q

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

COSTS
	Three months ended June 30		Six months ended June 30
(In billions)	2018	2017	2018	2017

Power(a)	$0.2	$0.2	$0.3	$0.6
Renewable Energy	0.1	0.1	0.1	0.2
Oil & Gas(b)	—	0.1	—	0.2
Aviation	—	—	—	—
Healthcare	—	0.1	0.1	0.1
Transportation	—	—	—	0.1
Lighting(a)	—	—	—	0.1
Total	$0.3	$0.6	$0.6	$1.4

GAINS (LOSSES)
	Three months ended June 30		Six months ended June 30
(In billions)	2018	2017	2018	2017

Power(a)	$0.3	$—	$0.3	$—
Renewable Energy	—	—	—	—
Oil & Gas(b)	—	—	—	—
Aviation	—	—	—	—
Healthcare	—	—	—	—
Transportation	—	—	—	—
Lighting(a)	—	—	(0.1)	—
Total	$0.3	$—	$0.2	—

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

2018 2Q FORM 10-Q 33

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

CONSOLIDATED

	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2018	2017	2018	2017

Provision (benefit) for income taxes	$0.5	$—	0.5	(0.1)
2018 – 2017 COMMENTARY: THREE MONTHS ENDED JUNE 30

The consolidated income tax rate was 41% and (3)% for the quarters ended June 30, 2018 and 2017, respectively.

The consolidated provision for income taxes was $0.5 billion in the second quarter of 2018 and an insignificant amount of benefit in the second quarter of 2017. The increase in tax provision was primarily due to lower benefits from global activities relative to the U.S. statutory rate including a change in deferred taxes resulting from the decision to execute an internal restructuring to separate the Healthcare business and the cost of the newly enacted base erosion and global intangible income provisions and dispositions taxed at a rate above the statutory tax rate. This was partially offset by an adjustment to the 2018 three-month provision that decreased the six- month rate to be in line with the lower projected full year rate while in 2017, the second quarter included an insignificant adjustment to increase the six-month rate to be in line with the higher projected full year rate.

The consolidated tax provision includes $0.5 billion and $0.2 billion of expense for GE (excluding GE Capital) for the second quarters of 2018 and 2017, respectively.

2018 – 2017 COMMENTARY: SIX MONTHS ENDED JUNE 30

The consolidated income tax rate was 30% and (13)% for the six months ended June 30, 2018 and 2017, respectively.

The consolidated provision (benefit) for income taxes was $0.5 billion in the six months of 2018 and $(0.1) billion in the six months of 2017. The increase in tax provision was primarily due to lower benefits from global activities relative to the U.S. statutory rate including a change in deferred taxes resulting from the decision to execute an internal restructuring to separate the Healthcare business and the cost of the newly enacted base erosion and global intangible income provisions, dispositions taxed at a rate above the statutory rate and by an increase in pretax income subject to tax. This was partially offset by an adjustment to the 2018 six-month provision that decreased the rate to be in line with the lower projected full year rate while in 2017, the first half included an adjustment to increase the six-month rate to be in line with the higher projected full year rate. In addition, in the first six months of 2018 there was a tax benefit to adjust the provisional estimate of the impact of U.S. tax reform primarily at Baker Hughes due to measurement period adjustments to purchase price allocation.

The consolidated tax provision includes $0.6 billion and $0.2 billion of expense for GE (excluding GE Capital) for the six months of 2018 and 2017, respectively.

34 2018 2Q FORM 10-Q

MD&A	OTHER CONSOLIDATED INFORMATION

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

We have not significantly adjusted our provisional estimate of the enactment of U.S. tax reform during the second quarter of 2018 as we continue to analyze information related to our operations as well as new guidance and other aspects of the enacted provisions. Based on our preliminary analysis through the second quarter of the enacted law, including advice from outside advisors, we believe the provisional estimate of the impact of enactment, as recorded in the fourth quarter of 2017 and adjusted during 2018 remains a reasonable estimate of the effects of enactment. We will finalize the impact of enactment during the second half of 2018 based on additional government guidance expected to be issued and additional analysis of our information including the filing of our 2017 tax return. However, there were discrete changes in the provisional estimate identified, primarily at Baker Hughes in connection with measurement period adjustments to purchase price allocation and the associated impact of the change in tax rate on deferred taxes that reduced the provisional amounts recorded by $0.1 billion in the first six months of 2018. Primarily all of this benefit relates to non-consolidated operations and did not affect net earnings to the company as there is an offsetting adjustment to income from noncontrolling interests. The net remaining cost also relates primarily to the revaluation of deferred taxes corresponding to measurement period adjustments to the purchase price allocation for the Baker Hughes acquisition.

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

2018 2Q FORM 10-Q 35

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

MAJOR CHANGES IN OUR FINANCIAL POSITION FOR THE SIX MONTHS ENDED
JUNE 30, 2018

•	Cash, cash equivalents and restricted cash decreased $16.3 billion.
As of June 30, 2018, GE Cash, cash equivalents and restricted cash excluding BHGE was $8.9 billion and BHGE Cash, cash equivalents and restricted cash was $4.9 billion.
GE Cash, cash equivalents and restricted cash decreased $5.0 billion due to payments of common dividends to shareowners of $2.1 billion, gross additions to PP&E and internal-use software of $1.8 billion, net repayments of borrowings of $1.2 billion (including $0.7 billion at BHGE), cash used for operating activities of $0.8 billion, BHGE net stock repurchases and dividends to noncontrolling interests of $0.5 billion, net investments in intangible assets of $0.5 billion and net settlements of derivative hedges of $0.5 billion, partially offset by proceeds from business dispositions of $2.4 billion.
GE Capital Cash, cash equivalents and restricted cash as of June 30, 2018 was $13.9 billion and decreased $11.3 billion primarily due to net repayments of borrowings of $16.5 billion and net purchases of investment securities of $3.5 billion, partially offset by net collections of financing receivables of $5.5 billion and maturities of liquidity investments of $3.9 billion.
See the Statement of Cash Flows section for additional information.

•
Investment securities decreased $2.1 billion, primarily due to maturities of liquidity portfolio investments and a decrease in net unrealized gains, partially offset by net purchases of investment securities at GE Capital. See Note 3 to the consolidated financial statements for additional information.

•
Current receivables decreased $3.4 billion, primarily due to customer collections of receivables sold by GE to GE Capital in prior periods outpacing new volume. See Note 4 to the consolidated financial statements for additional information.

•
Financing receivables - net decreased $2.0 billion, primarily due to the classification of Healthcare Equipment Finance financing receivables at GE Capital as held for sale, in connection with the GE Capital strategic shift. See Note 6 to the consolidated financial statements for additional information.

•
Property, plant and equipment - net decreased $3.0 billion, primarily due to depreciation and amortization of $2.7 billion and the classification of our Distributed Power business in our Power segment as held for sale of $0.3 billion. See Note 7 to the consolidated financial statements for additional information.

•
Goodwill decreased $1.5 billion, primarily due to the classification of our Distributed Power business in our Power segment as held for sale of $1.8 billion and the effects of currency exchange of $0.5 billion, partially offset by purchase accounting adjustments of $0.8 billion. See Note 8 to the consolidated financial statements for additional information.

•
Contract and other deferred assets increased $0.4 billion. Revenues in excess of billings increased $0.4 billion and decreased $0.1 billion for our long-term service and equipment agreements, respectively. In addition, other deferred assets increased $0.1 billion, primarily due to an increase in nonrecurring engineering costs of $0.2 billion partially offset by a decrease in deferred inventory costs of $0.1 billion. See Note 10 to the consolidated financial statements for additional information.

•
All other assets decreased $1.3 billion, primarily due to the adoption of ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, partially offset by the classification of Healthcare Equipment Finance financing receivables at GE Capital as held for sale. See Notes 1 and 6 to the consolidated financial statements for additional information.

•
Deferred income taxes increased $2.1 billion, primarily due to the adoption of ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. See Note 1 to the consolidated financial statements for additional information.

•
Borrowings decreased $19.0 billion, primarily due to net repayments of borrowings at GE Capital of $16.5 billion, net repayments of borrowings at BHGE of $0.7 billion and the effects of currency exchange of $0.5 billion. See Note 11 to the consolidated financial statements for additional information.

•
Investment contracts, insurance liabilities and insurance annuity benefits decreased $1.9 billion, primarily due to a decrease in future policy benefit reserves as a result of a decrease in unrealized gains on debt securities supporting insurance contracts. See Note 12 to the consolidated financial statements for additional information.

•	Non-current compensation and benefits decreased $1.9 billion, primarily due to principal pension plan funding of $1.0 billion.

36 2018 2Q FORM 10-Q

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

FINANCIAL RESOURCES AND LIQUIDITY
LIQUIDITY AND BORROWINGS
We maintain a strong focus on liquidity. At both GE and GE Capital we manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations throughout business cycles.

Our liquidity and borrowing plans for GE and GE Capital are established within the context of our financial and strategic planning processes and consider the liquidity necessary to fund our operating commitments, which include purchase obligations for inventory and equipment, payroll and general expenses (including pension funding). We also consider our capital allocation and growth objectives, including paying dividends, repurchasing shares, funding debt maturities and insurance obligations, investing in research and development and acquiring industrial businesses. We define our liquidity risk tolerance based on liquidity sources and uses, and our liquidity position is targeted to meet our obligations under both normal and stressed conditions.

GE cash, cash equivalents and restricted cash totaled $13.8 billion at June 30, 2018, including $4.9 billion at BHGE. At GE, we rely primarily on free cash flows from our operating businesses, proceeds from announced dispositions and planned debt issuances. Cash generation can be subject to variability based on many factors, including seasonality, receipt of down payments on large equipment orders, timing of billings on long-term contracts, the effects of changes in end markets and our ability to execute dispositions. Our focus is on strengthening our cash position, with a balanced capital allocation plan including organic investments that generate strong returns, coupled with a competitive dividend payout ratio. We intend to maintain a disciplined financial policy and a strong credit profile, targeting $15 billion of on-balance-sheet cash by year end 2018, as well as a reduction of GE Industrial net debt* of approximately $25 billion by the end of 2020.

In 2018, GE expects to incur up to $6.0 billion of incremental long-term debt, primarily to fund the GE Pension Plan. This incremental debt is expected to consist of intercompany arrangements between GE and GE Capital, utilizing GE Capital's excess unsecured term debt. During the first six months of 2018, GE entered into two intercompany loans from GE Capital totaling $0.9 billion (utilizing a portion of GE Capital's excess unsecured term debt) to fund its required contributions to the GE Pension Plan. These loans bear the right of offset against amounts owed by GE Capital to GE under the assumed debt agreement and were priced at market terms with a weighted average interest rate and term of 4.6% and approximately 19 years, respectively.

Our 2018 capital allocation plan also considers the expected fourth quarter funding of €2.6 billion for Alstom redemption rights related to certain consolidated joint ventures. See Note 15 to the consolidated financial statements for further information.

GE has available a variety of liquidity management tools to fund its operations, including a commercial paper program, revolving credit facilities and short-term intercompany loans from GE Capital which are typically repaid within the same quarter. At GE Capital, we mainly rely on cash and short-term investments, cash generated from dispositions and cash flows from our businesses to fund our insurance obligations and debt maturities, including the current portion of long-term debt of $7.2 billion at June 30, 2018, as well as our operating and interest costs.

Based on asset and liability management actions we have taken, GE Capital does not plan to issue any incremental GE Capital senior unsecured term debt until 2020. GE Capital expects to maintain an adequate liquidity position, primarily as a result of cash and short-term investments, cash generated from dispositions and cash flows from our businesses. During this period, we expect to continue to have excess interest costs as asset sales have outpaced our debt maturities. Additionally, as previously communicated, GE Capital expects to fund approximately $11.0 billion to our insurance subsidiaries over the next seven years, in addition to $3.5 billion which was funded in the first quarter of 2018. These contributions are subject to ongoing monitoring by the Kansas Insurance Department, and the total amount to be contributed could increase or decrease based upon the results of reserve adequacy testing. GE maintains specified capital levels at these insurance subsidiaries under capital maintenance agreements.

As of June 30, 2018, GE Capital maintained liquidity sources of $15.6 billion that consisted of cash, cash equivalents and restricted cash of $13.9 billion, high-quality investments of $1.1 billion and cash, cash equivalents and restricted cash of $0.6 billion classified within discontinued operations. We also expect to generate incremental cash of approximately $25.0 billion from planned asset reduction actions over the next two years. Additionally, while we maintain adequate liquidity levels, we may engage in liability management actions, such as buying back debt, based on market and economic conditions in order to reduce our excess interest costs.

In 2015, senior unsecured notes and commercial paper were assumed by GE upon its merger with GE Capital resulting in an intercompany receivable and payable between GE and GE Capital. On the GE Statement of Financial Position, assumed debt is presented within borrowings with an offsetting receivable from GE Capital and on the GE Capital Statement of Financial Position, this is reflected as an intercompany payable to GE within borrowings. At June 30, 2018, the outstanding assumed debt was $37.5 billion (see Note 11 to the consolidated financial statements for additional information). The following table provides a reconciliation of total short-term and long-term borrowings as reported on the respective GE and GE Capital Statements of Financial Position to borrowings originally issued by GE and GE Capital.
*Non-GAAP Financial Measure

2018 2Q FORM 10-Q 37

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

June 30, 2018 (in billions)	GE	GE Capital	Consolidated(a)

Total short- and long-term borrowings	$71.0	$47.1	$115.6

Debt assumed by GE from GE Capital	(37.5)	37.5	—
Intercompany loans with right of offset	8.2	(8.2)	—
Total intercompany payable (receivable) between GE and GE Capital	(29.3)	29.3	—

Total borrowings issued and outstanding	$41.7	$76.4	$115.6

(a)	Includes $2.5 billion elimination of other intercompany borrowings between GE and GE Capital.

The following table illustrates the primary components of borrowings originally issued and outstanding in GE and GE Capital.

(In billions)
GE	June 30, 2018	GE Capital	June 30, 2018
Commercial paper	$3.0	Commercial paper	$3.0
Senior notes	20.8	Senior and subordinated notes	40.8
Intercompany loans from GE Capital(a)	8.2	Senior and subordinated notes assumed by GE	37.5
Other GE borrowings	3.2	Intercompany loans to GE(a)	(8.2)
Total GE excluding BHGE	$35.2	Other GE Capital borrowings	3.3
BHGE borrowings	6.4
Total borrowings issued by GE	$41.7	Total borrowings issued by GE Capital	$76.4

(a)	The intercompany loans from GE Capital to GE bear the right of offset against amounts owed by GE Capital to GE under the assumed debt agreement.

In conjunction with the 2016 exchange of the GE Capital preferred stock into GE preferred stock and the exchange of Series A, B and C preferred stock into Series D preferred stock, GE Capital issued preferred stock to GE for which the amount and terms mirrored the GE preferred stock held by external investors ($5,495 million carrying value at June 30, 2018). On July 1, 2018, GE Capital and GE exchanged the existing Series D preferred stock issued to GE for new GE Capital Series D preferred stock that is mandatorily convertible into GE Capital common stock on January 21, 2021. The cash dividend on the new GE Capital preferred stock will equal the cash dividend and accretion on the GE Series D preferred stock through January 21, 2021, at which time the GE Capital preferred stock will convert to GE Capital common stock. After this conversion, GE Capital will no longer pay preferred stock dividends to GE and GE will have to rely on its own cash flows to pay dividends on the GE Series D preferred stock. The exchange of GE Capital Series D preferred stock has no impact on the GE Series D preferred stock, which remains callable for $5,694 million on January 21, 2021 or thereafter on dividend payment dates.

LIQUIDITY SOURCES

GE cash, cash equivalents and restricted cash totaled $13.8 billion at June 30, 2018, including $4.9 billion in BHGE that can only be accessed by GE through the declaration of a dividend by BHGE's Board of Directors, our pro-rata share of BHGE stock buy-backs, and settlements of any intercompany positions. As a result of these restrictions, GE does not consider BHGE cash a freely available source of liquidity for its purposes. GE Capital maintained liquidity sources of $15.6 billion that consisted of cash, cash equivalents and restricted cash of $13.9 billion, high-quality investments of $1.1 billion and cash, cash equivalents and restricted cash of $0.6 billion classified as discontinued operations. Additionally, GE had in place $47.0 billion of committed credit lines ($40.3 billion net of offset provisions) at June 30, 2018.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(In billions)	June 30, 2018		June 30, 2018

GE(a)	$13.8	U.S.	$9.2
GE Capital(b)	13.9	Non-U.S.	18.4

(a)
At June 30, 2018, $4.1 billion of GE cash, cash equivalents and restricted cash was held in countries with currency controls that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. These funds are available to fund operations and growth in these countries and we do not currently anticipate a need to transfer these funds to the U.S. Included in this amount was $1.1 billion of BHGE cash and equivalents, which is subject to similar restrictions.

(b)	Included $0.6 billion held in insurance and banking entities which are subject to regulatory restrictions.

Excluding cash held in countries with currency controls and cash at BHGE, total GE cash, cash equivalents and restricted cash was $6.0 billion at June 30, 2018.

38 2018 2Q FORM 10-Q

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

COMMITTED AND AVAILABLE CREDIT LINES
June 30 (In billions)	2018

Unused back-up revolving credit facility (exceeding one year)(a)	$20.0
Revolving credit facilities (exceeding one year)(b)	22.0
Bilateral revolving credit facilities (364-day)(c)	5.1
Total committed credit lines	$47.0
Less offset provisions (d)	(6.7)
Total net available credit lines	$40.3

(a)	Consisted of a $20 billion syndicated credit facility extended by 36 banks, expiring in 2021.

(b)	Consisted primarily of a $19.8 billion syndicated credit facility extended by six banks, expiring in 2020.

(c)	Consisted of credit facilities extended by 10 banks, with expiration dates ranging from September 2018 to May 2019.

(d)
Commitments under certain credit facilities in (a) and (b) may be reduced by up to $6.7 billion due to offset provisions for any bank that holds a commitment to lend under both syndicated credit facilities.

On June 22, 2018, GE entered into an unsecured revolving credit facility with six banking organizations at an initial aggregate principal commitment amount of $19.8 billion. This facility replaced the unsecured revolving credit facilities that were entered into on January 15, 2018, increasing GE’s total net available credit lines from approximately $37.5 billion to approximately $40 billion and extending the duration of its unsecured revolving credit facilities to align with the execution timeline for the new strategic plan. Under the terms of an agreement between GE Capital and GE, GE Capital has the right to compel GE to borrow under certain of these credit lines and transfer the proceeds to GE Capital as intercompany loans, which would be subject to the same terms and conditions as those between GE and the lending banks.

COMMERCIAL PAPER
(In billions)	GE	GE Capital

2018
Average borrowings during the second quarter	$13.4	$3.2
Maximum borrowings outstanding during the second quarter	$15.8	$4.0
Ending balance at June 30	$3.0	$3.0

2017
Average borrowings during the second quarter	$16.0	$5.0
Maximum borrowings outstanding during the second quarter	$19.6	$5.1
Ending balance at June 30	$2.0	$5.0

GE Capital commercial paper maturities have historically been funded principally through new commercial paper issuances, and GE's are substantially repaid within the respective quarter.

We securitize financial assets as an alternative source of funding. During 2018, we completed $0.4 billion of non-recourse issuances and $1.0 billion of non-recourse borrowings matured. At June 30, 2018, consolidated non-recourse securitization borrowings were $1.3 billion.

FOREIGN CURRENCY

As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies are euro, the pound sterling, the Brazilian real and the Chinese renminbi. The results of operating entities reported in currencies other than U.S. dollar are translated to the U.S. dollar at the applicable exchange rate for inclusion in the financial statements. We use a number of techniques to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. The foreign currency effect arising from operating activities outside of the U.S., including the remeasurement of derivatives, can result in significant transactional foreign currency fluctuations at points in time, but will generally be offset as the underlying hedged item is recognized in earnings. The effects of foreign currency fluctuations, excluding the earnings impact of the underlying hedged item, decreased net earnings for the three months ended June 30, 2018 by less than $0.2 billion.

During the second quarter, we designated the Angolan kwanza as highly inflationary, which had an immaterial impact on our financial statements. Effective July 1, 2018, we will designate the Argentine peso as highly inflationary, for which we are currently assessing the impact on our financial statements.

2018 2Q FORM 10-Q 39

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

As of June 30, 2018, we held the U.S. dollar equivalent of $0.4 billion of cash in Angolan kwanza. As there is no liquid derivatives market for this currency, we have used Angolan kwanza to purchase $0.4 billion equivalent bonds issued by the central bank in Angola (Banco Nacional de Angola) with various maturities through 2020 to mitigate the related currency devaluation exposure risk. The bonds are denominated in Angolan kwanza as U.S. dollar equivalents, so that, upon payment of periodic interest and principal upon maturity, payment is made in Angolan kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate.

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

On June 26, 2018, S&P changed its rating outlook from stable to CreditWatch with negative implications for GE and GE Capital. The short- and long-term credit ratings of A-1 and A, respectively, remain unchanged.

On June 14, 2018, Fitch lowered the credit ratings of GE and GE Capital long-term unsecured debt from A+ to A. The F1 short-term rating and Negative outlook remain unchanged.

On April 25, 2018, Moody’s changed its ratings outlook to negative from stable for GE and GE Capital, and affirmed their short- and long-term credit ratings for GE and GE Capital.

We are disclosing these updates and the ratings below to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. For a description of some of the potential consequences of a reduction in our credit ratings, see “Risk Factors - Funding & liquidity - Failure to maintain our credit ratings, or conditions in the financial and credit markets, could adversely affect our access to capital markets, funding costs and related margins, liquidity, capital allocation plans and competitive position.”

The credit ratings of GE and GE Capital as of the date of this filing are set forth in the table below.

	Moody's	S&P	Fitch

GE
Outlook	Negative	CreditWatch Negative	Negative
Short term	P-1	A-1	F1
Long term	A2	A	A

GE Capital
Outlook	Negative	CreditWatch Negative	Negative
Short term	P-1	A-1	F1
Long term	A2	A	A

40 2018 2Q FORM 10-Q

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

STATEMENT OF CASH FLOWS – SIX MONTHS ENDED JUNE 30, 2018 VERSUS 2017

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

The most significant source of cash in GE CFOA is customer-related activities, the largest of which is collecting cash resulting from product or services sales. The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services. Common dividends from GE Capital represent the distribution of a portion of GE Capital retained earnings, and are distinct from cash from continuing operations within the GE Capital businesses.

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

2018 – 2017 COMMENTARY

GE cash used for operating activities increased $4.4 billion primarily due to the following:

•	No common dividends were paid by GE Capital to GE in the six months ended June 30, 2018 compared with $4.0 billion in the six months ended June 30, 2017.

•	Cash used for GE CFOA (excluding common dividends received from GE Capital in 2017) amounted to $0.8 billion and $0.4 billion in 2018 and 2017, respectively, primarily due to the following:

•
Net earnings for cash flows plus depreciation and amortization of property, plant and equipment, amortization of intangible assets and deferred income taxes of $4.3 billion in 2018 compared with $2.8 billion in 2017. Net earnings for cash flows included a pre-tax gain of $0.3 billion from the sale of our Industrial Solutions business in 2018, which is not included in GE CFOA and is instead reflected as a component of total Proceeds from principal business dispositions within Cash from (used for) investing activities. Net earnings for cash flows also included cash and non-cash pre-tax gains of $0.5 billion from other investments and sales of intangible assets in 2018 and current tax expense of $0.5 billion and $0.8 billion in 2018 and 2017, respectively.

•
Lower growth in contract and other deferred assets of $0.9 billion in 2018 compared with $2.4 billion in 2017, primarily due to the timing of revenue recognized relative to the timing of billings and collections on both our long-term equipment and long-term service agreements and the liquidation of deferred inventory, primarily in our Power segment.

•
An increase in cash used for working capital of $2.2 billion in 2018 compared with $0.2 billion in 2017. This was primarily due to an increase in cash used for current receivables of $1.1 billion, mainly in our Renewable Energy and Aviation segments, an increase in cash used for inventories of $1.0 billion, mainly in our Oil & Gas, Renewable Energy and Aviation segments and an increase in cash used from progress collections of $1.3 billion, mainly in our Power and Aviation segments, partially offset by our Renewable Energy segment. These increases in cash used for working capital were partially offset by an increase in cash generated from accounts payable of $1.3 billion, mainly in our Aviation, Oil & Gas and Healthcare segments.

•	GE Pension Plan contributions of $0.9 billion in 2018 compared with $0.2 billion in 2017.

•	Lower taxes paid of $0.9 billion in 2018 compared with $1.3 billion in 2017.

2018 2Q FORM 10-Q 41

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

GE cash used for investing activities decreased $4.7 billion primarily due to the following:

•
No business acquisitions in 2018, compared with business acquisitions of $2.6 billion in 2017, mainly driven by the acquisition of LM Wind for $1.6 billion (net of cash acquired) and ServiceMax for $0.9 billion (net of cash acquired).

•
Proceeds from business dispositions of $2.4 billion in 2018, primarily from the sale of our Industrial Solutions business for $2.2 billion (net of cash transferred), compared with $0.1 billion in 2017.

•	These decreases in cash used were partially offset by following increases:

•	Technology investments in our Aviation segment of $0.6 billion in 2018, compared with $0.3 billion in 2017.

•	Net cash paid for settlements of derivative hedges of $0.5 billion in 2018.

GE cash used for financing activities increased $8.4 billion primarily due to the following:

•
A net decrease in borrowings of $1.2 billion in 2018, mainly driven by net repayments of debt of $2.1 billion (including $0.7 billion at BHGE), partially offset by long-term loans from GE Capital to GE of $0.9 billion, compared with a net increase in borrowings of $11.6 billion in 2017, mainly driven by the issuance of long-term debt of $8.6 billion, primarily to fund business acquisitions, and long-term loans from GE Capital to GE of $4.1 billion, partially offset by the settlement of the remaining portion of a 2016 short-term loan from GE Capital to GE of $1.3 billion.

•	BHGE net stock repurchases and dividends to noncontrolling interests of $0.5 billion in 2018, compared with no such activity in 2017.

•	These increases in cash used were partially offset by the following decreases:

•	An insignificant amount of net repurchases of GE treasury shares in 2018, compared with net repurchases of $2.7 billion in 2017.

•	Common dividends paid to shareowners of $2.1 billion in 2018, compared with $4.2 billion in 2017.

GE CAPITAL CASH FLOWS

2018 – 2017 COMMENTARY-CONTINUING OPERATIONS:

GE Capital cash used for operating activities-continuing operations increased $2.1 billion primarily due to the following:

•	Net increase in cash collateral paid to counterparties on derivative contracts of $2.1 billion.

GE Capital cash from investing activities-continuing operations decreased $2.2 billion primarily due to the following:

•	Investment securities decreased $4.4 billion related to net maturities of $0.7 billion in 2018 compared to net maturities of $5.2 billion in 2017.

•	Net proceeds from the sales of our discontinued operations of an insignificant amount in 2018 compared to $0.8 billion in 2017.

•	A general reduction in funding related to discontinued operations.

•	These decreases in cash were partially offset by the following increases:

•	Higher collections of financing receivables of $2.6 billion in 2018.

•
Long-term loans from GE Capital to GE of $0.9 billion in 2018 compared to long-term loans from GE Capital to GE of $4.1 billion partially offset by the settlement of the remaining portion of a 2016 short-term loan from GE Capital to GE of $1.3 billion in 2017.

GE Capital cash used for financing activities-continuing operations decreased $1.1 billion primarily due to the following:

•	No GE Capital common dividends paid to GE in 2018 compared to $4.0 billion in 2017.

•	A net decrease in derivative cash settlements paid of $0.2 billion

•	These decreases in cash were partially offset by higher net repayments of borrowings of $16.6 billion in 2018 compared to $13.0 billion in 2017.

42 2018 2Q FORM 10-Q

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

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

CASH FLOWS

GE did not receive a common dividend distribution from GE Capital in the six months ended June 30, 2018 and it does not expect to for the foreseeable future. GE Capital paid $4.0 billion of common dividends to GE in the six months ended June 30, 2017.

In order to manage short-term liquidity and credit exposure, GE sells current receivables to GE Capital and other third parties in part to fund the growth of our industrial businesses. During any given period, GE receives cash from the sale of receivables to GE Capital and other third parties, and it therefore forgoes the future collections of cash on receivables sold, as GE Capital collects the cash from the customer. GE also leverages GE Capital for its expertise in receivables collection services and sales of receivables to GE Capital are made on arm’s length terms. These transactions can result in cash generation or cash use in the Statement of Cash Flows. The incremental amount of cash received from sales of receivables in excess of the cash GE would have otherwise collected had these receivables not been sold represents the cash generated or used in the period relating to this activity. The impact from current receivables sold to GE Capital, including current receivables subsequently sold to third parties, decreased GE’s CFOA by $3.0 billion and $2.5 billion in the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, GE Capital had approximately $7.0 billion recorded on its balance sheet related to current receivables purchased from GE. Of these amounts, approximately 32% had been sold by GE to GE Capital with recourse (i.e., the GE business retains the risk of default). The evaluation of whether recourse transactions qualify for accounting derecognition is based, in part, upon the legal jurisdiction of the sale; as such, the majority of recourse transactions outside the U.S. qualify for sale treatment. The effect on GE CFOA of claims by GE Capital on receivables sold with recourse to GE has not been significant for the six months ended June 30, 2018 and 2017.

In December 2016, GE Capital entered into a Receivables Facility with members of a bank group, designed to provide extra liquidity to GE. The Receivables Facility allows us to sell eligible current receivables on a non-recourse basis for cash and a deferred purchase price to members of the bank group. The purchase commitment of the bank group remains at $3.8 billion at June 30, 2018. See Note 4 to the consolidated financial statements for further information.

2018 2Q FORM 10-Q 43

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

In certain circumstances, GE provides customers primarily within our Power, Renewable Energy and Aviation businesses with extended payment terms for the purchase of new equipment, purchases of significant upgrades and for fixed billings within our long-term service contracts. Similar to current receivables, GE may sell these long-term receivables to GE Capital to manage short-term liquidity and fund growth. These transactions are made on arm's length terms and any fair value adjustments, primarily related to time value of money, are recognized within the Industrial business in the period these receivables are sold to GE Capital. GE Capital accretes interest and factoring fee income over the life of the receivables. Factoring fee income is eliminated in our consolidated results. In addition, the long-term portion of any remaining outstanding receivables as of the end of the period are reflected in All other assets within our consolidated Statement of Financial Position. Related to GE long-term customer receivables outstanding, assets at GE Capital decreased to $1.3 billion from $2.1 billion, net of deferred income of approximately $0.1 and $0.3 billion recorded in its balance sheet at June 30, 2018 and December 31, 2017, respectively. The effect of cash generated from the sale of these long-term receivables to GE Capital decreased GE's CFOA by $0.5 billion and increased GE's CFOA by $0.3 billion in the six months ended June 30, 2018 and 2017, respectively.

ENABLED ORDERS

Enabled orders represent the act of introducing, elevating and influencing customers and prospects that result in an industrial sale, potentially coupled with programmatic captive financing or driving incremental products or services. During the six months ended June 30, 2018 and 2017, GE Capital enabled $3.0 billion and $6.1 billion of GE industrial orders, respectively. In 2018, orders were primarily with our Renewable Energy ($1.0 billion), Healthcare ($0.9 billion) and Transportation ($0.5 billion) businesses.

AVIATION

During the six months ended June 30, 2018 and 2017, GE Capital acquired 17 aircraft (list price totaling $2.0 billion) and 22 aircraft (list price totaling $3.1 billion), respectively, from third parties that will be leased to others, which are powered by engines that were manufactured by GE Aviation and affiliates and made payments related to spare engines and engine parts to GE Aviation and affiliates of $0.3 billion and $0.1 billion, respectively. Additionally, GE Capital had $1.1 billion and $1.2 billion of net book value of engines, originally manufactured by GE Aviation and affiliates and subsequently leased back to GE Aviation and affiliates at June 30, 2018 and December 31, 2017, respectively.

PENSIONS

GE Capital is a member of certain GE Pension Plans. As a result of the GE Capital Exit Plan, GE Capital will have additional funding obligations for these pension plans. These obligations are recognized as an expense in GE Capital’s other continuing operations when they become probable and estimable. There was no additional funding obligations recognized by GE Capital for the six months ended June 30, 2018. The additional funding obligation recognized by GE Capital was $0.1 billion and $0.3 billion for the three and six months ended June 30, 2017.

On a consolidated basis, the additional required pension funding and any related assumption fees do not affect current period earnings. Any additional required pension funding will be reflected as a reduction of the pension liability when paid.

GE GUARANTEE OF GE CAPITAL THIRD-PARTY TRANSACTIONS

In certain instances, GE provides guarantees to GE Capital transactions with third parties primarily in connection with enabled orders. In order to meet its underwriting criteria, GE Capital may obtain a direct guarantee from GE related to the performance of the third party. GE guarantees can take many forms and may include, but not be limited to, direct performance or payment guarantees, return on investment guarantees, asset value guarantees and loss pool arrangements. As of June 30, 2018, GE had outstanding guarantees to GE Capital on $2.1 billion of funded exposure and $0.9 billion of unfunded commitments, which included guarantees issued by industrial businesses. The recorded amount of these contingent liabilities was $0.2 billion as of June 30, 2018 and is dependent upon individual transaction level defaults, losses and/or returns.

GE GUARANTEE OF CERTAIN GE CAPITAL DEBT

GE provides implicit and explicit support to GE Capital through commitments, capital contributions and operating support. As previously discussed, debt assumed by GE from GE Capital in connection with the merger of GE Capital into GE was $37.5 billion, and GE guaranteed $39.0 billion of GE Capital debt at June 30, 2018.

See Note 21 to the consolidated financial statements for additional information about the eliminations of intercompany transactions between GE and GE Capital.

44 2018 2Q FORM 10-Q

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

2018 2Q FORM 10-Q 45

MD&A	OTHER ITEMS

OTHER ITEMS

NEW ACCOUNTING STANDARDS

ASU NO. 2018-02, INCOME STATEMENT - REPORTING COMPREHENSIVE INCOME (TOPIC 220): RECLASSIFICATION OF CERTAIN TAX EFFECTS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU provides that the stranded tax effects from the Tax Cuts and Jobs Act on the balance of other comprehensive income (OCI) may be reclassified to retained earnings. The ASU is effective for periods beginning after December 15, 2018, with an election to adopt early. We are evaluating the effect of the standard on our consolidated financial statements which we estimate on a preliminary basis, will increase retained earnings by approximately $2 billion.

ASU NO. 2016-02, LEASES

In February 2016, the FASB issued ASU No. 2016-02, Leases. The ASU establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We expect the FASB to issue new guidance that provides companies with the option to apply the provisions of the new leasing standard on January 1, 2019, without adjusting the comparative periods presented by recognizing a cumulative-effect adjustment to the opening balance of retained earnings. We are currently in the process of accumulating and evaluating all the necessary information required to properly account for our lease portfolio under the new standard. Additionally, we are implementing an enterprise-wide lease management system to support the ongoing accounting requirements. Development and testing of our selected systems solution is ongoing. We are working closely with the software system developer as the timely readiness of the lease software system is critical to ensure an efficient and effective adoption of the standard. We are evaluating additional changes to our processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements. While we continue to evaluate the effect of the standard on our consolidated financial statements, the adoption of the ASU will result in the recognition of a right of use asset and related liability with an estimated immaterial effect to our retained earnings.

ASU NO. 2016-13, FINANCIAL INSTRUMENTS - CREDIT LOSSES

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses. The ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to receivables arising from revenue transactions such as contract assets and accounts receivables, as well as reinsurance recoverables at GE Capital's run-off insurance operations and is effective for fiscal years beginning after December 15, 2019. We continue to evaluate the effect of the standard on our consolidated financial statements.

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

46 2018 2Q FORM 10-Q

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

In January 2016, the U.S. Department of Treasury’s Office of Foreign Assets Control (OFAC) issued General License H authorizing U.S.-owned or controlled foreign entities to engage in transactions with Iran if these entities meet the requirements of the general license. On May 8, 2018, President Trump announced that the United States will cease participation in the Joint Comprehensive Plan of Action (JCPOA) and begin re-imposing the U.S. nuclear-related sanctions. On June 27, 2018, OFAC revoked General License H and added Section 560.537 to the Iranian Transactions and Sanctions Regulations (ITSR), which authorizes all transactions and activities that are ordinarily incident and necessary to the winding down of activities previously approved under General License H through November 4, 2018. Prior to May 8, 2018, certain non-U.S. affiliates of GE conducted limited activities as described below in accordance with General License H. Non-U.S. affiliates of GE expect to wind down activities in Iran by November 4, which may include the collection of payments for previously completed work. All of these activities are conducted in accordance with all applicable laws and regulations.

A non-U.S. affiliate of GE’s Oil & Gas business received four purchase orders during the second quarter of 2018 for the sale of goods pursuant to General License H. The purchase orders cover the sale of valves and parts for industrial machinery and equipment used in gas plants, petrochemical plants and gas production projects in Iran, and were all received prior to May 8, 2018. The four purchase orders are individually valued at €0.1 million ($0.2 million), less than €0.1 million ($0.1 million), less than €0.1 million ($0.1 million), and less than €0.1 million ($0.1 million). The non-U.S. affiliate has two additional previously unreported purchase orders from the fourth quarter of 2017, valued at €0.1 million ($0.2 million) and less than €0.1 million ($0.1 million). This non-U.S. affiliate attributed €10.5 million ($12.3 million) in gross revenues and €1.4 million ($1.7 million) in net profits during the quarter ending June 30, 2018 against previously reported transactions.

A second non-U.S. affiliate of GE’s Oil & Gas business received two purchase orders during the second quarter of 2018 covering the sale of valves and other spare parts for use in the petrochemical industry in Iran. These two purchase orders were received prior to May 8, 2018 and are individually valued at €0.1 million ($0.1 million) and less than €0.1 million ($0.1 million). This non-U.S. affiliate attributed less than €0.1 million ($0.1 million) in gross revenues and less than €0.1 million ($0.1 million) in net profits during the quarter ending June 30, 2018 against previously reported transactions.

A third non-U.S. affiliate of GE’s Oil & Gas business attributed €0.3 million ($0.3 million) in gross revenues and €0.1 million ($0.2 million) in net profits during the quarter ending June 30, 2018 against a previously reported transaction involving the sale of films to be used in the inspection of pipelines in Iran.

A non-U.S. affiliate of GE’s Power business attributed €0.1 million ($0.1 million) in gross revenues and €0.1 million ($0.1 million) in net profits during the quarter ending June 30, 2018 against a previously reported received purchase order for the sale of compressor parts to a petrochemical company in Iran. This non-U.S. affiliate also recognized costs totaling €1.0 million ($1.1 million) against a previously reported transaction for the sale of a spare rotor.

A second non-U.S. affiliate of GE's Power business received two purchase orders during the second quarter of 2018 for the sale of protection relays for an Iranian oil refinery project. These two purchase orders were received prior to May 8, 2018 and are individually valued at €0.1 million ($0.1 million) and less than €0.1 million ($0.1 million). This affiliate attributed less than €0.1 million ($0.1 million) in gross revenues and less than €0.1 million ($0.1 million) in net profits during the quarter ending June 30, 2018 against a previously reported transaction.

These non-U.S. affiliates do not intend to continue the activities described above beyond November 4, 2018. The Company will wind down all of these activities before that date in full compliance with U.S. sanctions.

For additional information on business activities related to Iran, please refer to the Other Items section within MD&A in our quarterly report on Form 10-Q for the quarter ended March 31, 2018.

2018 2Q FORM 10-Q 47

MD&A	SUPPLEMENTAL INFORMATION

SUPPLEMENTAL INFORMATION

FINANCIAL MEASURES THAT SUPPLEMENT U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES MEASURES (NON-GAAP FINANCIAL MEASURES)

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with GAAP. Certain of these data are considered “non-GAAP financial measures” under SEC rules. Specifically, we have referred, in various sections of this report, to:

•	GE Industrial segment organic revenues

•	GE Industrial structural costs

•	GE pre-tax earnings from continuing operations, excluding GE Capital earnings (loss) from continuing operations and the corresponding effective tax rates

•	Adjusted earnings (loss)

•	Adjusted earnings (loss) per share (EPS)

•	Adjusted GE Industrial profit and profit margin (excluding certain items)

•	Adjusted Oil & Gas segment profit

•	GE Industrial Free Cash Flows (FCF) and Adjusted GE Industrial FCF

•	GE Industrial net debt

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

48 2018 2Q FORM 10-Q

MD&A	SUPPLEMENTAL INFORMATION

GE INDUSTRIAL SEGMENT ORGANIC REVENUES (NON-GAAP)
	Three months ended June 30			Six months ended June 30
(In millions)	2018	2017	V%	2018	2017	V%

GE Industrial segment revenue (GAAP)	$28,657	$27,582	4%	$56,052	$52,795	6%
Adjustments:
Acquisitions	2,859	84		5,584	91
Business dispositions (other than dispositions acquired for investment)	2	588		3	1,070
Currency exchange rate(a)	553	—		1,406	—
GE Industrial segment organic revenue (Non-GAAP)	$25,242	$26,910	(6)%	$49,059	$51,634	(5)%
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

GE INDUSTRIAL STRUCTURAL COSTS (NON-GAAP)

	Three months ended June 30			Six months ended June 30
(In millions)	2018	2017	V$	2018	2017	V$

GE Industrial costs excluding interest and other financial charges and non-operating benefit costs (GAAP)	$26,208	$24,950	$1,258	$51,234	$48,597	$2,636
Less: Segment variable costs	19,639	18,566		38,396	35,498
Less: Segment restructuring & other charges	241	13		521	25
Less: Segment acquisitions/dispositions structural costs and impact from foreign exchange	247	(327)		552	(703)
Less: Corporate restructuring & other charges	496	709		827	1,682
Add: Corporate revenue (ex. GE-GE Capital eliminations), other income and noncontrolling interests	(130)	363		310	785
Less: Corporate (gains) losses on disposals	(309)	—		(243)	(2)
Less: Corporate unrealized (gains) losses	(266)	—		(266)	—
GE Industrial structural costs (Non-GAAP)	$6,031	$6,352	$(322)	$11,756	$12,882	$(1,126)

GE Industrial structural costs* includes segment structural costs excluding the impact of restructuring and other charges, business acquisitions and dispositions, foreign exchange, plus total Corporate operating profit excluding restructuring and other charges and gains. The Baker Hughes acquisition is represented on a pro-forma basis, which means we calculated our structural costs by including legacy Baker Hughes results for the three and six months ended June 30, 2017.

Segment variable costs are those costs within our industrial segments that vary with volume. The most significant variable costs would be material and direct labor costs incurred to produce our products and deliver our services that are recorded in the Statement of Earnings line items of cost of goods and cost of services sold.

We believe that GE Industrial structural costs* is a meaningful measure of cost performance as it is broader than selling, general and administrative costs and represents the total costs in the Industrial segments and Corporate that generally do not vary with volume and excludes the effect of segment acquisitions, dispositions, and foreign exchange movements.

This measure was first introduced in March 2017 as disclosed in our Form 8-K filed on March 22, 2017.

*Non-GAAP Financial Measure

2018 2Q FORM 10-Q 49

MD&A	SUPPLEMENTAL INFORMATION

GE PRE-TAX EARNINGS FROM CONTINUING OPERATIONS, EXCLUDING GE CAPITAL EARNINGS (LOSS) FROM CONTINUING OPERATIONS AND THE CORRESPONDING EFFECTIVE TAX RATES (NON-GAAP)
	Three months ended June 30		Six months ended June 30
(Dollars in millions)	2018	2017	2018	2017

GE earnings (loss) from continuing operations before income taxes (GAAP)	$1,127	$1,150	$1,646	$1,189
Less: GE Capital earnings (loss) from continuing operations	(207)	(172)	$(422)	$(219)
GE Industrial earnings (loss) from continuing operations before income taxes (Non-GAAP)	1,334	1,322	$2,068	$1,408

GE provision for income taxes (GAAP)	$525	$165	$637	$188
GE effective tax rate, excluding GE Capital earnings (Non-GAAP)	39%	12%	31%	13%

We believe that the GE effective tax rate is best analyzed in relation to GE earnings before income taxes excluding the GE Capital net earnings* from continuing operations, as GE tax expense does not include taxes on GE Capital earnings. Management believes that in addition to the Consolidated and GE Capital tax rates shown in Note 13 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2017, this supplemental measure provides investors with useful information as it presents the GE effective tax rate that can be used in comparing the GE results to other non-financial services businesses.

ADJUSTED EARNINGS (LOSS) (NON-GAAP)
	Three months ended June 30			Six months ended June 30
(Dollars in millions)	2018	2017	V%	2018	2017	V%

Consolidated earnings (loss) from continuing operations attributable to GE common shareowners (GAAP)	$736	$1,028	(28)%	$1,105	$1,150	(4)%
Non-operating benefits costs (pre-tax) (GAAP)	(690)	(552)		(1,374)	(1,201)
Tax effect on non-operating benefit costs(a)	145	193		289	420
Less: non-operating benefit costs (net of tax)	(545)	(359)		(1,085)	(781)
Adjusted continuing earnings (Non-GAAP)	$1,281	$1,387	(8)%	$2,190	$1,931	13%

Less: GE Capital earnings (loss) from continuing operations attributable to GE common shareowners (GAAP)	(207)	(172)		(422)	(219)
Adjusted GE Industrial earnings (Non-GAAP)	$1,488	$1,558	(4)%	$2,613	$2,150	22%
Gains (losses) and impairments for businesses held for sale (pre-tax)	309	—		243	2
Tax effect on gains (losses) and impairments for businesses held for sale(b)	(125)	—		(101)	(1)
Less: gains (losses) and impairments for businesses held for sale (net of tax)	185	—		142	1
Restructuring & other charges (pre-tax)	(645)	(709)		(1,166)	(1,682)
Tax effect on restructuring & other(b)	(72)	213		61	505
Less: restructuring & other (net of tax)	(716)	(496)		(1,106)	(1,177)
Unrealized gains (losses) (pre-tax)	266	—		266	—
Tax effect on unrealized gains (losses)(a)	(56)	—		(56)	—
Less: unrealized gains (losses) (net of tax)	210	—		210	—
Less: GE Industrial U.S. tax reform enactment adjustment	(24)	—		(55)	—
Adjusted GE Industrial earnings excluding certain items (Non-GAAP)	$1,834	$2,054	(11)%	$3,421	$3,326	3%

GE Capital earnings (loss) from continuing operations attributable to GE common shareowners (GAAP)	(207)	(172)	(20)%	(422)	(219)	(93)%
Less: GE Capital U.S. tax reform enactment adjustment	—	—		(45)	—
Adjusted GE Capital earnings (Non-GAAP)	$(207)	$(172)	(20)%	$(377)	$(219)	(72)%

Adjusted GE Industrial earnings excluding certain items (Non-GAAP)	$1,834	$2,054	(11)%	$3,421	$3,326	3%
Add: Adjusted GE Capital earnings (Non-GAAP)	(207)	(172)		(377)	(219)
Adjusted earnings (Non-GAAP)	$1,627	$1,883	(14)%	$3,044	$3,107	(2)%

(a) The tax effect was calculated using a 21% and 35% U.S. federal statutory tax rate in 2018 and 2017, respectively, based on its applicability to such cost.
(b) The tax effect presented includes both the rate for the relevant item as well as other direct and incremental tax charges.
Adjusted earnings* excludes non-operating benefit costs, gains, and restructuring and other items, after tax, excluding the effect of U.S. tax reform enactment adjustment. The service cost of our pension and other benefit plans are included in adjusted earnings, which represents the ongoing cost of providing pension benefits to our employees. The components of non-operating benefit costs are mainly driven by capital allocation decisions and market performance, and we manage these separately from the operational performance of our businesses. Gains and restructuring and other items are impacted by the timing and magnitude of gains associated with dispositions, and the timing and magnitude of costs associated with restructuring activities. We believe that the retained costs in Adjusted earnings* provides management and investors a useful measure to evaluate the performance of the total company, and increases period-to-period comparability. We believe that presenting Adjusted Industrial earnings separately for our financial services businesses also provides management and investors with useful information about the relative size of our industrial and financial services businesses in relation to the total company.

*Non-GAAP Financial Measure

50 2018 2Q FORM 10-Q

MD&A	SUPPLEMENTAL INFORMATION

ADJUSTED EARNINGS (LOSS) PER SHARE (EPS) (NON-GAAP)
	Three months ended June 30			Six months ended June 30
	2018	2017	V%	2018	2017	V%

Consolidated EPS from continuing operations attributable to GE common shareowners (GAAP)	$0.08	$0.12	(33)%	0.13	0.13	—%
Non-operating benefits costs (pre-tax) (GAAP)	(0.08)	(0.06)		(0.16)	(0.14)
Tax effect on non-operating benefit costs(a)	0.02	0.02		0.03	0.05
Less: non-operating benefit costs (net of tax)	(0.06)	(0.04)		(0.12)	(0.09)
Adjusted continuing EPS (Non-GAAP)	$0.15	$0.16	(6)%	$0.25	$0.22	14%

Less: GE Capital EPS from continuing operations attributable to GE common shareowners (GAAP)	(0.02)	(0.02)		(0.05)	(0.02)
Adjusted GE Industrial EPS (Non-GAAP)	$0.17	$0.18	(6)%	$0.30	$0.24	25%
Gains (losses) and impairments for businesses held for sale (pre-tax)	0.04	—		0.03	—
Tax effect on gains (losses) and impairments for businesses held for sale(b)	(0.01)	—		(0.01)	—
Less: gains (losses) and impairments for businesses held for sale (net of tax)	0.02	—		0.02	—
Restructuring & other charges (pre-tax)	(0.07)	(0.08)		(0.13)	(0.19)
Tax effect on restructuring & other(b)	(0.01)	0.02		0.01	0.06
Less: restructuring & other charges (net of tax)	(0.08)	(0.06)		(0.13)	(0.13)
Unrealized gains (losses) (pre-tax)	0.03	—		0.03	—
Tax effect on unrealized gains (losses)(a)	(0.01)	—		(0.01)	—
Less: unrealized gains (losses) (net of tax)	0.02	—		0.02	—
Less: GE Industrial U.S. tax reform enactment adjustment	—	—		(0.01)	—
Adjusted GE Industrial EPS excluding certain item (Non-GAAP)	$0.21	$0.23	(9)%	$0.39	$0.38	3%

GE Capital EPS from continuing operations attributable to GE common shareowners (GAAP)	(0.02)	(0.02)	—%	(0.05)	(0.02)	U
Less: GE Capital U.S. tax reform enactment adjustment	—	—		(0.01)	—
Adjusted GE Capital EPS (Non-GAAP)	$(0.02)	$(0.02)	—%	$(0.04)	$(0.02)	(100)%

Adjusted GE Industrial EPS excluding certain item (Non-GAAP)	$0.21	$0.23	(9)%	$0.39	$0.38	3%
Add: Adjusted GE Capital EPS (Non-GAAP)	(0.02)	(0.02)		(0.04)	(0.02)
Adjusted EPS (Non-GAAP)(c)	$0.19	$0.21	(10)%	$0.35	$0.35	—%

(a) The tax effect was calculated using a 21% and 35% U.S. federal statutory tax rate in 2018 and 2017, respectively, based on its applicability to such cost.
(b) The tax effect presented includes both the rate for the relevant item as well as other direct and incremental tax charges.
(c) Earnings-per-share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.
Adjusted EPS* excludes non-operating benefit costs, gains, and restructuring and other items, after tax, excluding the effects of U.S. tax reform enactment adjustment. The service cost of our pension and other benefit plans are included in adjusted earnings, which represents the ongoing cost of providing pension benefits to our employees. The components of non-operating benefit costs are mainly driven by capital allocation decisions and market performance, and we manage these separately from the operational performance of our businesses. Gains and restructuring and other items are impacted by the timing and magnitude of gains associated with dispositions, and the timing and magnitude of costs associated with restructuring activities. We believe that the retained costs in Adjusted EPS* provides management and investors a useful measure to evaluate the performance of the total company, and increases period-to-period comparability. We also use Adjusted EPS* as a performance metric at the company level for our annual executive incentive plan for 2018. We believe that presenting Adjusted Industrial EPS separately for our financial services businesses also provides management and investors with useful information about the relative size of our industrial and financial services businesses in relation to the total company.

*Non-GAAP Financial Measure

2018 2Q FORM 10-Q 51

MD&A	SUPPLEMENTAL INFORMATION

ADJUSTED GE INDUSTRIAL PROFIT AND PROFIT MARGIN (EXCLUDING CERTAIN ITEMS) (NON-GAAP)
	Three months ended June 30		Six months ended June 30
(Dollars in millions)	2018	2017	2018	2017

GE total revenue (GAAP)	$28,079	$27,129	$54,973	$51,909

Costs
GE total costs and expenses (GAAP)	$27,588	$26,139	$53,941	$50,999
Less: GE interest and other financial charges (GAAP)	690	637	1,333	1,200
Less: non-operating benefit costs (GAAP)	690	552	1,374	1,201
GE Industrial costs excluding interest and other financial charges and non-operating benefit costs (GAAP)	$26,208	$24,950	$51,234	$48,597

Less: restructuring and other charges	645	709	1,300	1,682
Add: noncontrolling interests	(133)	(42)	(96)	(148)
Adjusted GE Industrial costs (Non-GAAP)	$25,430	$24,199	$49,838	$46,767

Other Income
GE other income (GAAP)	$843	$332	$1,036	$498
Less: unrealized gains (losses)	266	—	266	—
Less: gains (losses) and impairments for businesses held for sale	309	—	243	2
Adjusted GE other income (Non-GAAP)	$268	$332	$527	$497

GE Industrial profit (GAAP)	$2,714	$2,511	$4,775	$3,810
GE Industrial profit margins (GAAP)	9.7%	9.3%	8.7%	7.3%

Adjusted GE Industrial profit (Non-GAAP)	$2,917	$3,262	$5,662	$5,639
Adjusted GE Industrial profit margins (Non-GAAP)	10.4%	12.0%	10.3%	10.9%

We have presented our Adjusted GE Industrial profit* and profit margin* excluding gains and impairments for businesses held for sale, restructuring and other charges, noncontrolling interests and unrealized gains on Pivotal equity investment. We believe that GE Industrial profit and profit margin adjusted for these items are meaningful measures because they increase the comparability of period-to-period results.

ADJUSTED OIL & GAS SEGMENT PROFIT (NON-GAAP)
	Three months ended June 30			Six months ended June 30
(In millions)	2018	2017	V%	2018	2017	V%

Reported segment profit (GAAP)	$73	$120	(39)%	$(70)	$380	U
Less: restructuring & other charges (GE share)	(148)	—		(473)	—
Adjusted Oil & Gas segment profit (Non-GAAP)	$222	$120	85%	$402	$380	6%

We believe that this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations of our Oil & Gas segment by excluding the effect of Oil & Gas restructuring and other charges as it increases the comparability of period to period results.

*Non-GAAP Financial Measure

52 2018 2Q FORM 10-Q

MD&A	SUPPLEMENTAL INFORMATION

GE INDUSTRIAL FREE CASH FLOWS (FCF) AND ADJUSTED GE INDUSTRIAL FCF (NON-GAAP)
	Six months ended June 30
(Dollars in millions)	2018	2017
GE CFOA (GAAP)	$(773)	$3,586
Add: gross additions to PP&E	(1,651)	(1,958)
Add: gross additions to internal-use software	(172)	(258)
Less: dividends from GE Capital	—	4,016
Less: GE Pension Plan funding	(921)	(217)
Less: taxes related to business sales	(17)	(51)
GE Industrial Free Cash Flows (Non-GAAP)	$(1,658)	$(2,379)

Less: Oil & Gas CFOA	433	—
Less: Oil & Gas gross additions to PP&E	(399)	—
Less: Oil & Gas gross additions to internal-use software	(17)	—
Add: BHGE Class B shareholder dividend	253	—
Adjusted GE Industrial Free Cash Flows (Non-GAAP)	$(1,423)	$(2,379)

In 2018, GE transitioned from reporting an Adjusted GE Industrial CFOA metric to measuring itself on a GE Industrial Free Cash Flows basis*. This metric includes GE CFOA plus investments in property, plant and equipment and additions to internal-use software; this metric excludes any dividends received from GE Capital and any cash received from dispositions of property, plant and equipment and internal-use software.

We believe that investors may also find it useful to compare GE’s Industrial free cash flows* performance without the effects of cash used for taxes related to business sales and contributions to the GE Pension Plan. We believe that this measure will better allow management and investors to evaluate the capacity of our industrial operations to generate free cash flows. In addition, we report Adjusted GE Industrial Free Cash Flows* in order to provide a more fair representation of the cash that we are entitled to utilize in a given period. We also use Adjusted GE Industrial Free Cash Flows* as a performance metric at the company-wide level for our annual executive incentive plan for 2018.

Management recognizes that the term free cash flows may be interpreted differently by other companies and under different circumstances. Although this may have an effect on comparability of absolute percentage growth from company to company, we believe that these measures are useful in assessing trends of the respective businesses or companies and may therefore be a useful tool in assessing period-to-period performance trends.

GE INDUSTRIAL NET DEBT (NON-GAAP)

In this document we use GE Industrial net debt*. We cannot provide an equivalent GAAP guidance range for our Industrial net debt target, which is calculated based on rating agency methodologies, without unreasonable effort. GE Industrial net debt reflects the total of gross debt, after-tax pension contributions, adjustments for operating lease obligations, and adjustments for 50% of preferred stock, less 75% of GE’s cash balance. There is significant uncertainty on the timing and amount of events that could give rise to items included in the determination of this metric, including the timing of pension funding, proceeds from dispositions, and the impact of interest rates on our pension assets and liabilities.

*Non-GAAP Financial Measure

2018 2Q FORM 10-Q 53

OTHER

CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2018, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

54 2018 2Q FORM 10-Q

OTHER FINANCIAL DATA

OTHER FINANCIAL DATA

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program(a)	Approximate dollar value of shares that may yet be purchased under our share repurchase program(a)
(Shares in thousands)

2018
April	904	$13.67	904
May	1,614	14.37	1,614
June	1,339	13.42	1,339
Total	3,857	$13.88	3,857	$20.8	billion

(a)
Shares were repurchased through the GE Share Repurchase Program that we announced on April 10, 2015 (the Program). Under the Program, we are authorized to repurchase up to $50 billion of our common stock through 2018 and, as of June 30, 2018, we had repurchased a total of approximately $29.2 billion under the Program. The Program is flexible and shares will be acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public.

2018 2Q FORM 10-Q 55

RISK FACTORS

RISK FACTORS

The risk factors set forth below update the corresponding risk factors in our Annual Report on Form 10-K for the year ended December 31, 2017. In addition to the risk factors below, you should carefully consider the risk factors discussed in our most recent Form 10-K report, which could materially affect our business, financial position and results of operations.
Business portfolio - The success of our business depends on achieving our strategic objectives, including through dispositions or other business separations, acquisitions and business integrations and joint ventures.
As previously announced, we are pursuing a variety of asset and business sales, including the planned separation of GE Healthcare and dispositions of GE Transportation and BHGE. As we seek to sell or separate certain assets or businesses, we may encounter difficulty in finding buyers, implementing separation plans or executing alternative exit strategies on acceptable terms, which could delay or prevent the accomplishment of our strategic and financial objectives. We may dispose of assets or businesses at a price or on terms that are less favorable than we had anticipated, or with the exclusion of assets that must be divested or run off separately. We may also face limitations in the form of regulatory or governmental approvals that prevent certain prospective purchasers from completing transactions with us, or arising from our debt or other contractual obligations that limit our ability to complete certain asset or business dispositions. The effect of these transactions over time will reduce the Company’s cash flow and earnings capacity and result in a less diversified portfolio of businesses, and we expect that GE dividends in the future will be reduced from their current levels as these transactions are completed. Executing on these transactions can divert senior management time and resources from other pursuits. Dispositions or other business separations may also involve continued financial involvement in the divested business, such as through continuing equity ownership, transition service agreements, guarantees, indemnities or other current or contingent financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside our control could materially affect our future financial results.

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
We rely on cash from operations and proceeds from planned dispositions and business separations, as well as access to the short- and long-term debt markets, to fund our operations, maintain liquidity and meet our financial obligations and capital allocation priorities, such as funding GE dividend payments. In particular, we rely on significant short-term borrowings in the commercial paper market to fund our operations on an intra-quarter basis. If we do not meet our cash flow objectives, whether through improved cash performance in our businesses or successful execution of planned dispositions and other portfolio actions, our financial condition could be adversely affected. Our access to the debt markets, and to the commercial paper markets as a tier-1 issuer in particular, depends on our credit ratings. For additional discussion about our current credit ratings, refer to the Financial Resources and Liquidity - Liquidity and Borrowings - Credit Ratings section of this report. There can be no assurance that we will be able to maintain our credit ratings. Failure to do so could adversely affect our cost of funds and related margins, liquidity, competitive position and, potentially, access to capital markets. For example, a downgrade of our credit ratings causing a loss of tier-1 commercial paper issuer status would reduce our borrowing capacity in the commercial paper markets, and such a downgrade could require us to draw on operating credit lines or take other actions that increase our cost of funds to replace intra-quarter funding and liquidity. A significant increase in our cost of capital could require us to consider changes to our capital allocation plans, such as our planned dividend levels. In addition, under various debt and derivative instruments, guarantees and covenants, we could be required to post additional capital or collateral in the event of a ratings downgrade, which would increase the impact of a ratings downgrade on our liquidity and capital position.

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

56 2018 2Q FORM 10-Q

RISK FACTORS

GE Capital - A smaller GE Capital continues to have exposure to credit, insurance and other risks and, in the event of future adverse developments, may not be able to meet its business and financial objectives without taking further actions at GE Capital or additional capital contributions by GE.
To fund the statutory capital contributions that it expects to make to its run-off insurance operations over the next several years, as well as to meet its other obligations, GE Capital plans to rely on its existing liquidity and generate additional cash through sales or other portfolio actions, including reducing the size of its Energy Financial Services and Industrial Finance businesses. As previously disclosed, we also anticipate that GE will contribute $3 billion of capital to GE Capital in 2019. However, as GE Capital’s excess liquidity from past disposition proceeds runs off, and as future earnings are reduced as a result of business or other asset sales, the risk will increase that future adverse developments could cause liquidity or funding stress for GE Capital. For example, it is possible that future requirements for capital contributions to the insurance operations will be greater than currently estimated or could be accelerated by regulators, or that related strategic actions that we may pursue could require further financial charges (as discussed in in the GE Capital Segment Operations section within the MD&A). It is also possible that contingent liabilities and loss estimates from GE Capital’s continuing or discontinued operations (including the WMC matters described in the Legal Proceedings section of this report) will need to be recognized or will increase in the future and will become payable. These or other such developments would increase the likelihood of GE Capital facing liquidity or funding stress in meeting those and its other obligations. If GE Capital is unable to increase its capital levels over time, it may also face credit ratings downgrades that increase its interest costs or limit its ability to access to external funding in the future. Moreover, GE Capital has exposure to many different industries and counterparties, including sovereign governments, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose GE Capital to credit risk in the event of default of its counterparty or client. If conditions in the financial markets deteriorate, they may adversely affect the business and results of operations of GE Capital, as well as the soundness of financial institutions, governments and other counterparties we deal with. In addition, GE Capital's credit risk may be increased when the value of collateral held cannot be realized through sale or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to it. There can be no assurance that future liabilities, losses or impairments to the carrying value of financial assets would not materially and adversely affect GE Capital's business, financial position, results of operations and capacity to provide financing to support orders from GE's industrial businesses, or that factors causing sufficiently severe stress at GE Capital would not require GE to make capital contributions to GE Capital in the future.

LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. We also incorporate the information reported under "Legal Proceedings" in Baker Hughes, a GE company's most recent Form 10-K report and updates in its Form 10-Q reports.

WMC. At June 30, 2018, there were two pending lawsuits in which our discontinued U.S. mortgage business, WMC, is a party. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. The complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase) and/or monetary damages. Beginning in the fourth quarter 2013, WMC entered into settlements that reduced its exposure on claims asserted in certain securitizations, and the claim amounts reported herein reflect the effect of these settlements.

One lawsuit is pending in the United States District Court for the District of Connecticut. TMI Trust Company (TMI), as successor to Law Debenture Trust Company of New York, is asserting claims on approximately $800 million of mortgage loans, and alleges losses on these loans in excess of $425 million. Trial in this case commenced on January 16, 2018. The parties have concluded their presentation of evidence and delivered closing arguments on June 12, 2018.

At June 30, 2018, one case was pending against WMC in New York State Supreme Court. This lawsuit was initiated by Deutsche Bank in the second quarter 2013 and names as defendants WMC and Barclays Bank PLC. It involves claims against WMC on approximately $1,000 million of mortgage loans and does not specify the amount of damages sought. In September 2016, WMC and Deutsche Bank agreed to settle all claims arising out of the two securitizations at issue in this lawsuit, subject to judicial approvals. In October 2016, Deutsche Bank filed petitions for instruction in California state court seeking judicial instructions that Deutsche Bank’s entry into the settlement agreements was a reasonable exercise of its discretion and approving the distribution of settlement proceeds pursuant to the terms of each trust’s governing documents. Bondholders in these two securitizations filed objections to the proposed settlements, and the court approved both settlements over the bondholder objections on April 3, 2018. The court issued an order approving the settlements on May 14, 2018, and the objecting bondholders filed notices of appeal on July 10, 2018. A second case (JPMAC-2), also filed in New York State Supreme Court, was initiated by BNY Mellon (BNY) in November 2013 and named as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A. In this case, BNY asserted claims on approximately $1,300 million of mortgage loans, and sought to recover damages in excess of $600 million. On September 18, 2015, the court granted defendants’ motion to dismiss this case on statute of limitations grounds, and the plaintiff filed a notice of appeal in October 2015. As previously reported, in the fourth quarter 2017 JPMorgan and WMC reached a settlement with the trustee in JPMAC-2, subject to court approval, and the trustee filed an action in Minnesota state court seeking such approval. The court approved this settlement in the first quarter 2018, and the underlying lawsuit was dismissed on June 12, 2018.

2018 2Q FORM 10-Q 57

LEGAL PROCEEDINGS

The amount of the claim at issue in the TMI case (discussed above) reflects the purchase price or unpaid principal balances of the mortgage loans at issue at the time of purchase and does not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. All of the mortgage loans involved in this lawsuit are included in WMC’s reported claims at June 30, 2018. See Note 19 to the consolidated financial statements for further information.

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

Shareholder lawsuits. Since November 2017, several putative class actions under the federal securities laws have been filed against GE and certain affiliated individuals. All of those actions filed to date have been consolidated into a single action currently pending in the U.S. District Court for the Southern District of New York (Hachem v. GE et al.). In May 2018, the court appointed Sjunde AP-Fonden (AP7) as Lead Plaintiff and Kessler Topaz Meltzer & Check, LLP as Lead Counsel for the consolidated shareholder actions. In July 2018, AP7 filed the Third Amended Consolidated Class Action Complaint naming as defendants GE, Jeffrey R. Immelt, Jeffrey S. Bornstein, Jamie S. Miller, Keith S. Sherin, Jan R. Hauser and Richard A. Laxer. It alleges violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 related to insurance reserves and accounting for long-term service agreements and seeks damages on behalf of shareowners who acquired GE stock between February 27, 2013 and January 23, 2018.

Since February 2018, six shareholder derivative lawsuits have also been filed against current and former GE executive officers and members of GE’s Board of Directors and GE (as nominal defendant). Two of the lawsuits (consolidated as the Gammel case) were filed in New York state court, one lawsuit (the Bennett case) was filed in Massachusetts state court and three lawsuits (consolidated as the Raul case) were filed in the U.S. District Court for the Southern District of New York. The lawsuits allege violations of securities laws, breaches of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement. The allegations relate to substantially the same facts as those underlying the securities class actions described above, as well as the oversight of past GE practices regarding the use of its corporate aircraft. The Bennett complaint also includes a claim for professional negligence and accounting malpractice against GE’s auditor, KPMG. The plaintiffs seek unspecified damages and improvements in GE’s corporate governance and internal procedures. In June 2018, GE filed a motion to dismiss the Gammel case on behalf of all defendants.

In June 2018, an additional lawsuit was filed in New York state court derivatively on behalf of participants in the GE Retirement Savings Plan (the GE RSP), and alternatively as a class action on behalf of shareowners who acquired GE stock between February 26, 2013 and January 24, 2018, alleging violations of Section 11 of the Securities Act of 1933 based on alleged misstatements and omissions related to insurance reserves and performance of GE’s business segments in a GE RSP registration statement and documents incorporated therein by reference.

In July 2018, an additional putative class action was filed in New York state court naming as defendants GE, Jeffrey R. Immelt, Jeffrey S. Bornstein, Jan R. Hauser, John L. Flannery, Douglas A. Warner III and KPMG. It alleges violations of Sections 11, 12 and 15 of the Securities Act of 1933 based on alleged misstatements related to insurance reserves and performance of GE’s business segments in GE Stock Direct Plan registration statements and documents incorporated therein by reference and seeks damages on behalf of shareowners who acquired GE stock between July 20, 2015 and July 19, 2018 through the GE Stock Direct Plan.

These cases are at an early stage; we believe we have defenses to the claims and are responding accordingly.

GE Retirement Savings Plan class actions. On September 27, 2017, three individual plaintiffs filed a putative class action lawsuit in the U.S. District Court for the Southern District of California with claims regarding the oversight of GE’s 401(k) plan (the GE RSP). From October 30 to November 15, 2017, three similar class action suits were filed in the U.S. District Court for the District of Massachusetts. All four actions have been consolidated into a single action in the District of Massachusetts. The consolidated complaint names as defendants GE, GE Asset Management, current and former GE and GE Asset Management employees who served on fiduciary bodies responsible for overseeing the GE RSP during the class period and current and former members of GE's Board of Directors. Like similar lawsuits that have been brought against other companies in recent years, this action alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 (ERISA) in their oversight of the GE RSP, principally by retaining five proprietary funds that plaintiffs allege were underperforming as investment options for plan participants and charging higher management fees than some alternative funds. The plaintiffs seek unspecified damages on behalf of a class of GE RSP participants and beneficiaries from October 30, 2011 through the date of any judgment. In April, GE filed a motion to dismiss on behalf of all defendants.

58 2018 2Q FORM 10-Q

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AND NOTES

2018 2Q FORM 10-Q 59

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)
	Three months ended June 30
	General Electric Company and consolidated affiliates
(In millions; per-share amounts in dollars)	2018	2017

Revenues
Sales of goods	$18,000	$18,360
Sales of services	10,093	8,715
GE Capital revenues from services	2,011	2,022
Total revenues (Note 9)	30,104	29,097

Costs and expenses
Cost of goods sold	14,932	15,253
Cost of services sold	7,492	6,370
Selling, general and administrative expenses	4,488	4,152
Interest and other financial charges	1,295	1,174
Investment contracts, insurance losses and insurance annuity benefits	669	657
Non-operating benefit costs	693	561
Other costs and expenses	68	133
Total costs and expenses	29,636	28,300

Other income	864	330
GE Capital earnings (loss) from continuing operations	—	—

Earnings (loss) from continuing operations before income taxes	1,331	1,127
Benefit (provision) for income taxes	(542)	38
Earnings (loss) from continuing operations	789	1,164
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(121)	(146)
Net earnings (loss)	669	1,019
Less net earnings (loss) attributable to noncontrolling interests	(132)	(38)
Net earnings (loss) attributable to the Company	800	1,057
Preferred stock dividends	(185)	(182)
Net earnings (loss) attributable to GE common shareowners	$615	$875

Amounts attributable to GE common shareowners
Earnings (loss) from continuing operations	$789	$1,164
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(132)	(45)
Earnings (loss) from continuing operations attributable to the Company	921	1,210
Preferred stock dividends	(185)	(182)
Earnings (loss) from continuing operations attributable
to GE common shareowners	736	1,028
Earnings (loss) from discontinued operations, net of taxes	(121)	(146)
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	—	7
Net earnings (loss) attributable to GE common shareowners	$615	$875

Per-share amounts (Note 16)
Earnings (loss) from continuing operations
Diluted earnings (loss) per share	$0.08	$0.12
Basic earnings (loss) per share	$0.08	$0.12

Net earnings (loss)
Diluted earnings (loss) per share	$0.07	$0.10
Basic earnings (loss) per share	$0.07	$0.10

Dividends declared per common share	$0.12	$0.24
Amounts may not add due to rounding.
See accompanying notes.

60 2018 2Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS) (CONTINUED)
(UNAUDITED)

	Three months ended June 30
	GE(a)		Financial Services (GE Capital)
(In millions; per-share amounts in dollars)	2018	2017	2018	2017

Revenues
Sales of goods	$17,960	$18,423	$31	$33
Sales of services	10,120	8,706	—	—
GE Capital revenues from services	—	—	2,398	2,413
Total revenues	28,079	27,129	2,429	2,446

Costs and expenses
Cost of goods sold	14,898	15,322	24	27
Cost of services sold	6,979	5,836	546	520
Selling, general and administrative expenses	4,331	3,792	312	490
Interest and other financial charges	690	637	772	771
Investment contracts, insurance losses and insurance annuity benefits	—	—	694	682
Non-operating benefit costs	690	552	3	9
Other costs and expenses	—	—	79	144
Total costs and expenses	27,588	26,139	2,432	2,641

Other income	843	332	—	—
GE Capital earnings (loss) from continuing operations	(207)	(172)	—	—

Earnings (loss) from continuing operations before income taxes	1,127	1,150	(3)	(195)
Benefit (provision) for income taxes	(525)	(165)	(17)	202
Earnings (loss) from continuing operations	602	985	(20)	7
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(121)	(152)	(66)	(146)
Net earnings (loss)	482	833	(86)	(138)
Less net earnings (loss) attributable to noncontrolling interests	(133)	(42)	2	4
Net earnings (loss) attributable to the Company	615	875	(88)	(142)
Preferred stock dividends	—	—	(185)	(182)
Net earnings (loss) attributable to GE common shareowners	$615	$875	$(273)	$(324)

Amounts attributable to GE common shareowners:
Earnings (loss) from continuing operations	$602	$985	$(20)	$7
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(133)	(42)	2	(3)
Earnings (loss) from continuing operations attributable to the Company	736	1,028	(22)	10
Preferred stock dividends	—	—	(185)	(182)
Earnings (loss) from continuing operations attributable
to GE common shareowners	736	1,028	(207)	(172)
Earnings (loss) from discontinued operations, net of taxes	(121)	(152)	(66)	(146)
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	—	—	—	7
Net earnings (loss) attributable to GE common shareowners	$615	$875	$(273)	$(324)

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

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

2018 2Q FORM 10-Q 61

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)
	Six months ended June 30
	General Electric Company
	and consolidated affiliates
(In millions; per-share amounts in dollars)	2018	2017

Revenues
Sales of goods	$35,282	$35,104
Sales of services	19,685	16,587
GE Capital revenues from services	3,797	4,286
Total revenues	58,764	55,978

Costs and expenses
Cost of goods sold	29,112	29,550
Cost of services sold	14,837	12,304
Selling, general and administrative expenses	8,692	8,439
Interest and other financial charges	2,580	2,313
Investment contracts, insurance losses and insurance annuity benefits	1,299	1,291
Non-operating benefit costs	1,381	1,212
Other costs and expenses	188	323
Total costs and expenses	58,089	55,431

Other income	1,069	527
GE Capital earnings (loss) from continuing operations	—	—

Earnings (loss) from continuing operations before income taxes	1,744	1,074
Benefit (provision) for income taxes	(515)	142
Earnings (loss) from continuing operations	1,229	1,217
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(1,673)	(385)
Net earnings (loss)	(444)	832
Less net earnings (loss) attributable to noncontrolling interests	(98)	(142)
Net earnings (loss) attributable to the Company	(347)	974
Preferred stock dividends	(222)	(216)
Net earnings (loss) attributable to GE common shareowners	$(568)	$758

Amounts attributable to GE common shareowners
Earnings (loss) from continuing operations	$1,229	$1,217
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(98)	(149)
Earnings (loss) from continuing operations attributable to the Company	1,327	1,366
Preferred stock dividends	(222)	(216)
Earnings (loss) from continuing operations attributable
to GE common shareowners	1,105	1,150
Earnings (loss) from discontinued operations, net of taxes	(1,673)	(385)
Less net earnings (loss) attributable to noncontrolling interests,
discontinued operations	—	7
Net earnings (loss) attributable to GE common shareowners	$(568)	$758

Per-share amounts (Note 15)
Earnings (loss) from continuing operations
Diluted earnings (loss) per share	$0.13	$0.13
Basic earnings (loss) per share	$0.13	$0.13

Net earnings (loss)
Diluted earnings (loss) per share	$(0.07)	$0.09
Basic earnings (loss) per share	$(0.07)	$0.09

Dividends declared per common share	$0.24	$0.48
Amounts may not add due to rounding.
See accompanying notes.

62 2018 2Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)

	Six months ended June 30
	GE(a)		Financial Services (GE Capital)
(In millions; per-share amounts in dollars)	2018	2017	2018	2017

Revenues
Sales of goods	$35,233	$35,192	$63	$62
Sales of services	19,740	16,717	—	—
GE Capital revenues from services	—	—	4,539	5,065
Total revenues	54,973	51,909	4,602	5,127

Costs and expenses
Cost of goods sold	29,070	29,651	50	50
Cost of services sold	13,834	11,352	1,072	1,082
Selling, general and administrative expenses	8,330	7,595	655	1,062
Interest and other financial charges	1,333	1,200	1,592	1,582
Investment contracts, insurance losses and insurance annuity benefits	—	—	1,339	1,318
Non-operating benefit costs	1,374	1,201	7	11
Other costs and expenses	—	—	212	358
Total costs and expenses	53,941	50,999	4,926	5,461

Other income	1,036	498	—	—
GE Capital earnings (loss) from continuing operations	(422)	(219)	—	—

Earnings (loss) from continuing operations before income taxes	1,646	1,189	(324)	(334)
Benefit (provision) for income taxes	(637)	(188)	122	330
Earnings (loss) from continuing operations	1,009	1,002	(202)	(4)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(1,673)	(392)	(1,618)	(388)
Net earnings (loss)	(664)	610	(1,821)	(392)
Less net earnings (loss) attributable to noncontrolling interests	(96)	(148)	(2)	6
Net earnings (loss) attributable to the Company	(568)	758	(1,819)	(398)
Preferred stock dividends	—	—	(222)	(216)
Net earnings (loss) attributable to GE common shareowners	$(568)	$758	$(2,041)	$(614)

Amounts attributable to GE common shareowners:
Earnings (loss) from continuing operations	$1,009	$1,002	$(202)	$(4)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(96)	(148)	(2)	(1)
Earnings (loss) from continuing operations attributable to the Company	1,105	1,150	(201)	(3)
Preferred stock dividends	—	—	(222)	(216)
Earnings (loss) from continuing operations attributable
to GE common shareowners	1,105	1,150	(422)	(219)
Earnings (loss) from discontinued operations, net of taxes	(1,673)	(392)	(1,618)	(388)
Less net earnings (loss) attributable to noncontrolling interests,
discontinued operations	—	—	—	7
Net earnings (loss) attributable to GE common shareowners	$(568)	$758	$(2,041)	$(614)

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

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

2018 2Q FORM 10-Q 63

FINANCIAL STATEMENTS

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended June 30		Six months ended June 30
(In millions)	2018	2017	2018	2017

Net earnings (loss)	$669	$1,019	$(444)	$832
Less net earnings (loss) attributable to noncontrolling interests	(132)	(38)	(98)	(142)
Net earnings (loss) attributable to the Company	$800	$1,057	$(347)	$974

Other comprehensive income (loss)
Investment securities	$24	$243	$124	$191
Currency translation adjustments	(1,669)	517	(838)	1,328
Cash flow hedges	(81)	(10)	(26)	9
Benefit plans	941	560	1,658	1,610
Other comprehensive income (loss)	(784)	1,310	918	3,138
Less other comprehensive income (loss) attributable to noncontrolling interests	(213)	1	(53)	7
Other comprehensive income (loss) attributable to the Company	$(571)	$1,309	$971	$3,131

Comprehensive income (loss)	$(115)	$2,329	$474	$3,970
Less comprehensive income (loss) attributable to noncontrolling interests	(345)	(37)	(151)	(135)
Comprehensive income (loss) attributable to the Company	$229	$2,366	$625	$4,105
Amounts presented net of taxes.
Amounts may not add due to rounding.
See accompanying notes.

64 2018 2Q FORM 10-Q

FINANCIAL STATEMENTS

[PAGE INTENTIONALLY LEFT BLANK]

2018 2Q FORM 10-Q 65

FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL POSITION
	General Electric Company and consolidated affiliates
(In millions, except share amounts)	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash, cash equivalents and restricted cash(a)	$27,674	$43,967
Investment securities (Note 3)	36,611	38,696
Current receivables (Note 4)	20,797	24,209
Inventories (Note 5)	20,473	19,419
Financing receivables – net (Note 6)	8,384	10,336
Other GE Capital receivables	6,505	6,301
Property, plant and equipment – net (Note 7)	50,866	53,874
Receivable from GE Capital	—	—
Investment in GE Capital	—	—
Goodwill (Note 8)	82,464	83,968
Other intangible assets – net (Note 8)	19,728	20,273
Contract and other deferred assets (Note 10)	20,787	20,356
All other assets	27,631	28,949
Deferred income taxes (Note 14)	10,891	8,819
Assets of businesses held for sale (Note 2)	4,905	4,164
Assets of discontinued operations (Note 2)	5,053	5,912
Total assets(b)	$342,769	$369,245

Liabilities and equity
Short-term borrowings (Note 11)	$14,419	$24,036
Accounts payable, principally trade accounts	15,026	15,172
Progress collections and deferred income	20,701	22,117
Dividends payable	1,053	1,052
Other GE current liabilities	15,168	16,919
Non-recourse borrowings of consolidated securitization entities (Note 11)	1,322	1,980
Long-term borrowings (Note 11)	99,832	108,575
Investment contracts, insurance liabilities and insurance annuity benefits (Note 12)	36,233	38,136
Non-current compensation and benefits	39,693	41,630
All other liabilities	21,046	20,784
Liabilities of businesses held for sale (Note 2)	1,198	1,248
Liabilities of discontinued operations (Note 2)	1,949	706
Total liabilities(b)	267,639	292,355

Redeemable noncontrolling interests (Note 15)	3,376	3,391

Preferred stock (5,939,874 shares outstanding at both June 30, 2018 and December 31, 2017)	6	6
Common stock (8,691,081,000 and 8,680,571,000 shares outstanding at June 30, 2018 and December 31, 2017, respectively)	702	702
Accumulated other comprehensive income (loss) – net attributable to GE(c)
Investment securities	21	(102)
Currency translation adjustments	(5,446)	(4,661)
Cash flow hedges	36	62
Benefit plans	(8,043)	(9,702)
Other capital	37,352	37,384
Retained earnings	114,913	117,245
Less common stock held in treasury	(84,471)	(84,902)
Total GE shareowners’ equity	55,069	56,030
Noncontrolling interests(d) (Note 15)	16,685	17,468
Total equity (Note 15)	71,754	73,498
Total liabilities, redeemable noncontrolling interests and equity	$342,769	$369,245

(a)	Includes restricted cash of $725 million and $668 million at June 30, 2018 and December 31, 2017, respectively.

(b)
Our consolidated assets at June 30, 2018 included total assets of $4,051 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets included current receivables and net financing receivables of $1,428 million within continuing operations and assets of discontinued operations of $275 million. Our consolidated liabilities at June 30, 2018 included liabilities of certain VIEs for which the VIE creditors do not have recourse to GE. These liabilities included non-recourse borrowings of consolidated securitization entities (CSEs) of $(624) million within continuing operations. See Note 18.

(c)	The sum of accumulated other comprehensive income (loss) (AOCI) attributable to the Company was $(13,432) million and $(14,404) million at June 30, 2018 and December 31, 2017, respectively.

(d)	Included AOCI attributable to noncontrolling interests of $(279) million and $(226) million at June 30, 2018 and December 31, 2017, respectively.
Amounts may not add due to rounding.
See accompanying notes.

66 2018 2Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL POSITION (CONTINUED)
	GE(a)		Financial Services (GE Capital)
(In millions, except share amounts)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(Unaudited)		(Unaudited)
Assets
Cash, cash equivalents and restricted cash(b)	$13,805	$18,822	$13,868	$25,145
Investment securities (Note 3)	928	569	35,758	38,231
Current receivables (Note 4)	14,537	14,638	—	—
Inventories (Note 5)	20,412	19,344	62	75
Financing receivables - net (Note 6)	—	—	16,392	21,967
Other GE Capital receivables	—	—	16,031	16,945
Property, plant and equipment – net (Note 7)	22,668	23,963	28,964	30,595
Receivable from GE Capital(c)	29,309	39,844	—	—
Investment in GE Capital	11,667	13,493	—	—
Goodwill (Note 8)	81,481	82,985	984	984
Other intangible assets – net (Note 8)	19,473	20,014	255	259
Contract and other deferred assets (Note 10)	20,787	20,356	—	—
All other assets	10,947	13,627	17,260	15,606
Deferred income taxes (Note 14)	9,411	7,815	1,475	999
Assets of businesses held for sale (Note 2)	4,573	3,799	—	—
Assets of discontinued operations (Note 2)	—	—	5,053	5,912
Total assets	$259,997	$279,267	$136,102	$156,716

Liabilities and equity
Short-term borrowings (Note 11)(c)	$8,319	$14,548	$10,866	$19,602
Accounts payable, principally trade accounts	20,329	21,851	1,839	1,853
Progress collections and deferred income	20,988	22,221	—	—
Dividends payable	1,053	1,052	—	—
Other GE current liabilities	15,168	16,919	—	—
Non-recourse borrowings of consolidated securitization entities (Note 11)	—	—	1,322	1,980
Long-term borrowings (Note 11)(c)	62,640	67,040	64,241	73,614
Investment contracts, insurance liabilities and insurance annuity benefits (Note 12)	—	—	36,762	38,587
Non-current compensation and benefits	38,924	40,820	760	801
All other liabilities	16,363	16,873	6,580	5,886
Liabilities of businesses held for sale (Note 2)	1,198	1,248	—	—
Liabilities of discontinued operations (Note 2)	77	23	1,872	683
Total liabilities	185,059	202,595	124,243	143,007

Redeemable noncontrolling interests (Note 15)	3,376	3,391	—	—

Preferred stock (5,939,874 shares outstanding at both June 30, 2018 and December 31, 2017)	6	6	6	6
Common stock (8,691,081,000 and 8,680,571,000 shares outstanding at June 30, 2018 and December 31, 2017, respectively)	702	702	—	—
Accumulated other comprehensive income (loss) - net attributable to GE
Investment securities	21	(102)	29	(99)
Currency translation adjustments	(5,446)	(4,661)	(224)	(225)
Cash flow hedges	36	62	67	54
Benefit plans	(8,043)	(9,702)	(509)	(524)
Other capital	37,352	37,384	12,880	12,806
Retained earnings	114,913	117,245	(581)	1,476
Less common stock held in treasury	(84,471)	(84,902)	—	—
Total GE shareowners’ equity	55,069	56,030	11,667	13,493
Noncontrolling interests (Note 15)	16,493	17,252	192	217
Total equity (Note 15)	71,562	73,282	11,860	13,709
Total liabilities, redeemable noncontrolling interests and equity	$259,997	$279,267	$136,102	$156,716

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

(b)
GE restricted cash was $394 million and $611 million at June 30, 2018 and December 31, 2017, respectively, and GE Capital restricted cash was $331 million and $57 million at June 30, 2018 and December 31, 2017, respectively.

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

2018 2Q FORM 10-Q 67

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS
(UNAUDITED)
	Six months ended June 30
	General Electric Company and consolidated affiliates
(In millions)	2018	2017

Cash flows – operating activities
Net earnings (loss)	$(444)	$832
(Earnings) loss from discontinued operations	1,673	385
Adjustments to reconcile net earnings (loss)
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	2,695	2,318
Amortization of intangible assets	1,171	1,083
(Earnings) loss from continuing operations retained by GE Capital	—	—
Deferred income taxes	(405)	(571)
Decrease (increase) in contract and other deferred assets	(856)	(2,387)
Decrease (increase) in GE current receivables	2,926	2,168
Decrease (increase) in inventories	(1,588)	(642)
Increase (decrease) in accounts payable	258	(767)
Increase (decrease) in GE progress collections	(949)	420
All other operating activities	(2,240)	91
Cash from (used for) operating activities – continuing operations	2,240	2,930
Cash from (used for) operating activities – discontinued operations	(293)	(895)
Cash from (used for) operating activities	1,947	2,035

Cash flows – investing activities
Additions to property, plant and equipment	(3,320)	(3,293)
Dispositions of property, plant and equipment	1,770	2,166
Additions to internal-use software	(184)	(273)
Net decrease (increase) in GE Capital financing receivables	837	1,053
Proceeds from sale of discontinued operations	29	789
Proceeds from principal business dispositions	2,368	145
Net cash from (payments for) principal businesses purchased	—	(2,643)
All other investing activities	1,164	6,453
Cash from (used for) investing activities – continuing operations	2,665	4,397
Cash from (used for) investing activities – discontinued operations	151	(2,089)
Cash from (used for) investing activities	2,816	2,309

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(2,043)	812
Newly issued debt (maturities longer than 90 days)	542	9,036
Repayments and other debt reductions (maturities longer than 90 days)	(16,419)	(13,905)
Net dispositions (purchases) of GE shares for treasury	(6)	(2,732)
Dividends paid to shareowners	(2,236)	(4,332)
All other financing activities	(752)	(968)
Cash from (used for) financing activities – continuing operations	(20,913)	(12,089)
Cash from (used for) financing activities – discontinued operations	—	1,909
Cash from (used for) financing activities	(20,913)	(10,181)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(285)	538
Increase (decrease) in cash, cash equivalents and restricted cash	(16,436)	(5,299)
Cash, cash equivalents and restricted cash at beginning of year	44,724	50,384
Cash, cash equivalents and restricted cash at June 30	28,288	45,085
Less cash, cash equivalents and restricted cash of discontinued operations at June 30	615	526
Cash, cash equivalents and restricted cash of continuing operations at June 30	$27,674	$44,559

Amounts may not add due to rounding.
See accompanying notes.

68 2018 2Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)
	Six months ended June 30
	GE(a)		Financial Services (GE Capital)
(In millions)	2018	2017	2018	2017

Cash flows – operating activities
Net earnings (loss)	$(664)	$610	$(1,821)	$(392)
(Earnings) loss from discontinued operations	1,673	392	1,618	388
Adjustments to reconcile net earnings (loss)
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	1,595	1,192	1,086	1,127
Amortization of intangible assets	1,141	1,049	30	34
(Earnings) loss from continuing operations retained by GE Capital(b)	422	4,242	—	—
Deferred income taxes	153	(623)	(558)	52
Decrease (increase) in contract and other deferred assets	(856)	(2,387)	—	—
Decrease (increase) in GE current receivables	(125)	1,009	—	—
Decrease (increase) in inventories	(1,599)	(636)	14	(9)
Increase (decrease) in accounts payable	266	(1,039)	(85)	(117)
Increase (decrease) in GE progress collections	(779)	473	—	—
All other operating activities	(2,001)	(696)	(439)	880
Cash from (used for) operating activities – continuing operations	(773)	3,586	(154)	1,964
Cash from (used for) operating activities – discontinued operations	—	—	(293)	(894)
Cash from (used for) operating activities	(773)	3,586	(447)	1,069

Cash flows – investing activities
Additions to property, plant and equipment	(1,651)	(1,958)	(1,732)	(1,704)
Dispositions of property, plant and equipment	332	572	1,439	1,829
Additions to internal-use software	(172)	(258)	(11)	(14)
Net decrease (increase) in GE Capital financing receivables	—	—	5,451	2,824
Proceeds from sale of discontinued operations	—	—	29	789
Proceeds from principal business dispositions	2,368	145	—	—
Net cash from (payments for) principal businesses purchased	—	(2,643)	—	—
All other investing activities	(886)	(527)	529	4,136
Cash from (used for) investing activities – continuing operations	(9)	(4,670)	5,705	7,860
Cash from (used for) investing activities – discontinued operations	—	—	151	(2,089)
Cash from (used for) investing activities	(9)	(4,670)	5,856	5,771

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(1,165)	306	(1,593)	332
Newly issued debt (maturities longer than 90 days)	1,058	12,780	394	356
Repayments and other debt reductions (maturities longer than 90 days)	(1,085)	(1,529)	(15,394)	(13,705)
Net dispositions (purchases) of GE shares for treasury	(6)	(2,732)	—	—
Dividends paid to shareowners	(2,089)	(4,184)	(147)	(4,164)
All other financing activities	(742)	(271)	(9)	(692)
Cash from (used for) financing activities – continuing operations	(4,028)	4,370	(16,749)	(17,872)
Cash from (used for) financing activities – discontinued operations	—	—	—	1,909
Cash from (used for) financing activities	(4,028)	4,370	(16,749)	(15,964)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(206)	261	(79)	277
Increase (decrease) in cash, cash equivalents and restricted cash	(5,017)	3,548	(11,419)	(8,846)
Cash, cash equivalents and restricted cash at beginning of year	18,822	11,083	25,902	39,301
Cash, cash equivalents and restricted cash at June 30	13,805	14,631	14,483	30,455
Less cash, cash equivalents and restricted cash of discontinued operations at June 30	—	—	615	526
Cash, cash equivalents and restricted cash of continuing operations at June 30	$13,805	$14,631	$13,868	$29,928

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis.

(b)	Represents GE Capital earnings (loss) from continuing operations attributable to the Company, net of GE Capital common dividends paid to GE.
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

2018 2Q FORM 10-Q 69

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

70 2018 2Q FORM 10-Q

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

Also, the term of our contracts is now defined as the shorter of the stated term or the term not subject to customer termination without substantive penalty. Over this contract term, we estimate our revenues and related costs, including estimates of fixed and variable payments related to asset utilization and related costs to fulfill our performance obligations. Historically, our accounting for long-term contracts did not reflect an expectation that a contract would be terminated prior to the stated term, particularly when the probability of termination was considered remote. Under prior U.S. GAAP, while termination rights were considered, more emphasis was placed on expected outcomes (i.e., use of best estimates). For example, we used historical experience with similar types of contracts as well as other evidence (e.g., customer intent, economic compulsion and future plans for operating the asset) to determine the contract term for application of our accounting model.

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

Aviation Commercial Engines - For Aviation Commercial engines our previous method applied contract-specific estimated margin rates, which included the effect of estimated cost improvements over time, to costs incurred to determine the amount of revenue that should be recognized. The new revenue standard will result in a significant change from our previous long-term contract accounting model. While we will continue to recognize revenue at delivery, each engine is now accounted for as a separate performance obligation, reflecting the contractually stated price and manufacturing cost of each engine. The most significant effect of this change is on our new engine launches, where the cost of earlier production units is higher than the cost of later production units driven by expected cost improvements over the life of the engine program, which will generally result in lower earnings or increased losses on our early program engine deliveries to our customers. The effect of this change reduced the related contract asset balance of $1,755 million as of December 31, 2017.

All Other Large Equipment - For the remainder of our equipment businesses, the new revenue standard’s emphasis on transfer of control rather than risks and rewards has resulted in an accelerated timing of revenue recognition versus our previous accounting for certain products. While this change impacts all our businesses, our Renewable Energy business was most significantly impacted on a year over year basis with certain of their products recognized at an earlier point in time compared to historical standards. Our policy under ASC 605 was to defer recognition until all risk had transferred to the customer, which was generally upon product installation or customer acceptance. For these equipment contracts, the customer has control of the equipment in advance of the related installation or acceptance event based on our evaluation of the indicators provided in ASC 606. Consistent with our industry peers, certain of our businesses’ products have transitioned either to a point in time or over time recognition based on the nature of the arrangement. This change in timing of revenue had an effect on inventory, contract assets and progress collections to reflect the transfer of control at an earlier point in time.

Refer to our Form 8-K filed on April 13, 2018 for supplemental information on the effect of the adoption of ASC 606 to our financial statements.

2018 2Q FORM 10-Q 71

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

As required by U.S. GAAP, we have reflected this change in accounting principle on a retrospective basis resulting in changes to the historical periods presented. The retrospective application of the change resulted in a decrease to our January 1, 2016 retained earnings of $105 million and a decrease to our net loss from continuing operations by $13 million, $28 million and $124 million for the three months ended June 30, 2017, six months ended June 30, 2017 and the year ended December 31, 2017, respectively, and a decrease to our net earnings from continuing operations by $147 million for the year ended December 31, 2016. This change did not affect our previously reported cash flows from operating, investing or financing activities.

72 2018 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

On November 13, 2017, the Company announced its intention to exit approximately $20 billion of assets over the next one to two years. Since this announcement, GE has classified various businesses across our Power, Lighting, Aviation and Healthcare segments as held for sale. As these businesses met the criteria for held for sale, we presented these businesses as a single asset and liability in our financial statements and recognized a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value, less cost to sell. To date, we have recorded a cumulative pre-tax loss on the planned disposals of $1,132 million ($1,087 million after-tax), that was primarily recorded in the fourth quarter of 2017. In the first half of 2018, we closed certain of these transactions within our Power and Lighting segments for total net proceeds of $2,420 million, recognized a pre-tax gain of $238 million in the caption “Other income” in our consolidated Statement of Earnings (Loss) ($13 million after-tax) and liquidated $546 million of our previously recorded valuation allowance. These transactions are subject to customary working capital and other post-close adjustments.

While we announced the strategic portfolio actions for Transportation, GE Healthcare and BHGE, these businesses have not met the accounting criteria for held for sale classification. That classification will depend on the nature and timing of the transaction.

FINANCIAL INFORMATION FOR ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE
(In millions)	June 30, 2018	December 31, 2017

Assets
Current receivables(a)	$414	$612
Inventories	687	931
Property, plant, and equipment – net	709	931
Goodwill	2,410	1,619
Other intangible assets – net	403	403
Contract assets	741	619
Valuation allowance on disposal group classified as held for sale (b)	(530)	(1,000)
Other assets	71	49
Assets of businesses held for sale	$4,905	$4,164

Liabilities
Accounts payable	$498	$602
Progress collections and deferred income	349	179
Non-current compensation and benefits	46	162
Other liabilities	304	305
Liabilities of businesses held for sale	$1,198	$1,248

(a)
Included transactions in our industrial businesses that were made on an arms-length basis with GE Capital, including GE current receivables sold to GE Capital of $332 million and $366 million at June 30, 2018 and December 31, 2017, respectively. These intercompany balances included within our held for sale businesses are reported in the GE and GE Capital columns of our financial statements, but are eliminated in deriving our consolidated financial statements.

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

2018 2Q FORM 10-Q 73

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS
	Three months ended June 30		Six months ended June 30
(In millions)	2018	2017	2018	2017

Operations
Total revenues and other income (loss)	$4	$9	$(1,468)	$88

Earnings (loss) from discontinued operations before income taxes	$(156)	$(216)	$(1,730)	$(412)
Benefit (provision) for income taxes(a)	35	66	54	128
Earnings (loss) from discontinued operations, net of taxes	$(121)	$(150)	$(1,676)	$(284)

Disposal
Gain (loss) on disposal before income taxes	$—	$8	$4	$(19)
Benefit (provision) for income taxes(a)	—	(3)	(1)	(81)
Gain (loss) on disposal, net of taxes	$—	$4	$3	$(100)

Earnings (loss) from discontinued operations, net of taxes(b)(c)	$(121)	$(146)	$(1,673)	$(385)

(a)
GE Capital's total tax benefit (provision) for discontinued operations and disposals included current tax benefit (provision) of $132 million and $253 million for the three months ended June 30, 2018 and 2017, respectively, and $123 million and $(323) million for the six months ended June 30, 2018 and 2017, respectively, including current U.S. Federal tax benefit (provision) of $37 million and $68 million for the three months ended June 30, 2018 and 2017, respectively and $61 million and $(519) million for the six months ended June 30, 2018 and 2017, respectively. The deferred tax benefit (provision) was $(97) million and $(190) million for the three months ended June 30, 2018 and 2017, respectively and $(70) million and $370 million for the six months ended June 30, 2018 and 2017, respectively.

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

(c)
Earnings (loss) from discontinued operations attributable to the Company, before income taxes, was $(156) million and $(215) million for the three months ended June 30, 2018 and 2017, respectively, and $(1,726) million and $(438) million for the six months ended June 30, 2018 and 2017, respectively.

(In millions)	June 30, 2018	December 31, 2017

Assets
Cash, cash equivalents and restricted cash	$615	$757
Investment securities	425	647
Deferred income taxes	885	951
Financing receivables held for sale	2,912	3,215
Other assets	217	342
Assets of discontinued operations	$5,053	$5,912

Liabilities
Accounts payable	47	51
Borrowings	—	1
Other liabilities	1,903	654
Liabilities of discontinued operations	$1,949	$706

74 2018 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale and comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations. We do not have any securities classified as held-to-maturity.

	June 30, 2018				December 31, 2017
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value(a)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value(a)

Debt
U.S. corporate	$22,052	$2,537	$(235)	$24,354	$20,104	$3,775	$(35)	$23,843
Non-U.S. corporate	2,827	63	(37)	2,852	5,455	86	(13)	5,528
State and municipal	3,653	393	(56)	3,990	3,775	534	(40)	4,269
Mortgage and asset-backed	3,260	50	(66)	3,244	2,820	81	(23)	2,878
Government and agencies	1,576	64	(27)	1,612	1,927	75	(2)	2,000
Equity (b)	559	—	—	559	166	12	—	178
Total	$33,926	$3,107	$(422)	$36,611	$34,246	$4,564	$(114)	$38,696

(a)
Included $928 million and $569 million of investment securities held by GE at June 30, 2018 and December 31, 2017, respectively, of which $524 million and $141 million are equity securities with readily determinable fair value.

(b)
These securities have readily determinable fair values and subsequent to the adoption of ASU 2016-01 on January 1, 2018, changes in fair value are recorded to earnings. Net unrealized gains (losses) recorded to earnings related to these securities were $293 million and $29 million for the three months ended and $276 million and $29 million for the six months ended June 30, 2018 and 2017, respectively.

Investments with a fair value of $4,268 million and $4,413 million were classified within Level 3 (significant inputs to the valuation model are unobservable) at June 30, 2018 and December 31, 2017, respectively. The remaining investments are substantially all classified within Level 2 (determined based on significant observable inputs). During the six months ended June 30, 2018 and 2017, there were no significant transfers into or out of Level 3.

In addition to equity securities with readily determinable fair value, we hold $594 million of equity securities without readily determinable fair value at June 30, 2018 that are classified within "All other assets" in our Statement of Financial Position and are recorded at cost less impairment and adjusted for observable price changes for identical or similar instruments. We recorded fair value increases of $35 million and $43 million to those securities based on observable transactions and impairments of $10 million and $15 million for the three and six months ended June 30, 2018, respectively.

ESTIMATED FAIR VALUE AND GROSS UNREALIZED LOSSES OF AVAILABLE-FOR-SALE DEBT SECURITIES
	In loss position for
	Less than 12 months		12 months or more
(In millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

June 30, 2018
U.S. corporate	$5,536	$(170)	$566	$(65)
Non-U.S. corporate	1,043	(33)	1,282	(5)
State and municipal	317	(6)	282	(50)
Mortgage and asset-backed	1,826	(47)	384	(19)
Government and agencies	488	(26)	109	(1)
Total	$9,210	$(282)	$2,623	$(140)

December 31, 2017
U.S. corporate	$502	$(6)	$605	$(30)
Non-U.S. corporate	1,169	(4)	3,685	(10)
State and municipal	48	(1)	272	(39)
Mortgage and asset-backed	979	(11)	318	(12)
Government and agencies	395	(2)	69	—
Total	$3,093	$(23)	$4,949	$(91)
Unrealized losses are not indicative of the amount of credit loss that would be recognized and at June 30, 2018 are primarily due to increases in market yields subsequent to our purchase of the securities. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell the vast majority of these securities before anticipated recovery of our amortized cost. The methodologies and significant inputs used to measure the amount of credit loss for our debt securities during 2018 have not changed.

2018 2Q FORM 10-Q 75

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total pre-tax, other-than-temporary impairments on debt securities recognized in earnings were an insignificant amount for the three and six months ended June 30, 2018 and 2017.

CONTRACTUAL MATURITIES OF INVESTMENT IN AVAILABLE-FOR-SALE DEBT SECURITIES
(EXCLUDING MORTGAGE AND ASSET-BACKED SECURITIES)

(In millions)	Amortized cost	Estimated fair value

Due
Within one year	$1,903	$1,910
After one year through five years	3,098	3,192
After five years through ten years	6,268	6,673
After ten years	18,900	21,105

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Although we generally do not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements and the funding of claims and obligations to policyholders. Gross realized gains on available-for-sale debt securities were $9 million and $14 million, and gross realized losses were $(3) million and $(2) million in the three months ended June 30, 2018 and 2017, respectively. Gross realized gains on available-for-sale debt securities were $22 million and $109 million, and gross realized losses were $(3) million and $(3) million in the six months ended June 30, 2018 and 2017, respectively.

Proceeds from investment securities sales and early redemptions by issuers totaled $385 million and $701 million in the three months ended June 30, 2018 and 2017, respectively primarily from sales of U.S. Corporate, state and municipal securities and mortgage and asset backed securities and $706 million and $1,774 million in the six months ended June 30, 2018 and 2017, respectively primarily from sales of U.S. Corporate, mortgage and asset backed securities and state and municipal securities.

NOTE 4. CURRENT RECEIVABLES

	Consolidated(a)(b)		GE(c)
(In millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017

Current receivables	$21,715	$25,282	$15,438	$15,693
Allowance for losses	(918)	(1,073)	(901)	(1,055)
Total	$20,797	$24,209	$14,537	$14,638

(a)
Included GE industrial customer receivables sold to a GE Capital affiliate and recorded on GE Capital’s balance sheet of $7,025 million and $10,370 million at June 30, 2018 and December 31, 2017, respectively. The consolidated total included a deferred purchase price receivable of $413 million and $388 million at June 30, 2018 and December 31, 2017, respectively, related to our Receivables Facility (described below).

(b)
In order to manage credit exposure, the Company sells additional current receivables to third parties outside the Receivables Facility, substantially all of which are serviced by the Company. The outstanding balance of these current receivables was $2,694 million and $2,541 million at June 30, 2018 and December 31, 2017, respectively. Of these balances, $1,641 million and $1,621 million was sold by GE to GE Capital prior to the sale to third parties at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, our maximum exposure to loss under the limited recourse arrangements is $50 million and $90 million, respectively.

(c)
GE current receivables balances at June 30, 2018 and December 31, 2017, before allowance for losses, included $10,518 million and $10,452 million, respectively, from sales of goods and services to customers. The remainder of the balances primarily relates to supplier advances, revenue sharing programs and other non-income based tax receivables.

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

76 2018 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2018, GE Industrial sold current receivables of $11,355 million to GE Capital, which GE Capital sold immediately to third parties under the Receivables Facility. GE Capital continues to service the current receivables for the purchasers. The Company received total cash collections of $11,245 million on previously sold current receivables owed to the purchasing entities. The purchasing entities invested $11,204 million, including $10,009 million of collections to purchase newly originated current receivables from the Company. In addition, the purchase of additional receivables by the purchasing entities increased their DPP obligation to the Company by $94 million and they paid $69 million to reduce their DPP obligation. During the six months ended June 30, 2018, the Company recorded a loss of $69 million on sales of current receivables to the third party purchasers.

At June 30, 2018 and December 31, 2017, GE Capital, under the Receivables Facility, serviced $3,332 million and $3,222 million of transferred receivables that remain outstanding, respectively. During the six months ended June 30, 2018, the purchasers paid GE Capital servicing fees of $16 million.

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

NOTE 5. INVENTORIES

(In millions)	June 30, 2018	December 31, 2017

Raw materials and work in process	$10,812	$10,131
Finished goods	9,427	8,847
Unbilled shipments	234	441
Total Inventories	$20,473	$19,419

NOTE 6. GE CAPITAL FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

FINANCING RECEIVABLES, NET
(In millions)	June 30, 2018	December 31, 2017

Loans, net of deferred income	$13,371	$17,404
Investment in financing leases, net of deferred income	3,059	4,614
	16,430	22,018
Allowance for losses	(38)	(51)
Financing receivables – net	$16,392	$21,967

We manage our GE Capital financing receivables portfolio using delinquency and nonaccrual data as key performance indicators. At June 30, 2018, $779 million (4.7%), $387 million (2.4%) and $304 million (1.9%) of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively. Of the $304 million of nonaccrual financing receivables at June 30, 2018, the vast majority are secured by collateral and $194 million are currently paying in accordance with the contractual terms. At December 31, 2017, $550 million (2.5%), $140 million (0.6%) and $252 million (1.1%) of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively.

The recorded investment in impaired loans at June 30, 2018 and December 31, 2017 was $350 million and $286 million, respectively. The method used to measure impairment for these loans is primarily based on collateral value. At June 30, 2018, troubled debt restructurings included in impaired loans were $133 million.

2018 2Q FORM 10-Q 77

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The GE Capital financing receivables portfolio includes $2,248 million and $4,148 million of current receivables purchased from GE with recourse and $1,100 million and $1,141 million of financing receivables that are guaranteed by GE, of which $248 million and $239 million of these loans are on nonaccrual at June 30, 2018 and December 31, 2017, respectively. These nonaccrual loans are impaired and are measured based on market and collateral value at a consolidated level, however, are not impaired loans at GE Capital because of the GE guarantee. Financing receivables that are guaranteed by GE are not included in the GE Capital nonaccrual data and financing receivables purchased from GE with recourse are not included in the GE Capital delinquency and nonaccrual data. In addition to the allowance for loan losses recorded at GE Capital, an additional allowance for loan losses of $160 and $161 million was recorded at GE and on a consolidated level for guaranteed loans at June 30, 2018 and December 31, 2017, respectively.

In connection with the strategic shift to make GE Capital smaller and more focused, we classified $2,231 million of Energy Financial Services financing receivables as held for sale at December 31, 2017, as we no longer intend to hold these financing receivables for the foreseeable future. The related held for sale balance at June 30, 2018 is $1,986 million. Pre-tax provisions for losses on financing receivables of $14 million and $137 million and write-offs of $14 million and $156 million were recorded for the six months ended June 30, 2018, and for the twelve months ended December 31, 2017, respectively to reduce the carrying value of the financing receivables to the lower of cost or fair value, less cost to sell.

Additionally, in connection with the GE Capital strategic shift, we classified $1,434 million of Healthcare Equipment Finance financing receivables as held for sale at June 30, 2018, and write-offs of $7 million were recorded at June 30, 2018, to reduce the carrying value of the financing receivables to the lower of cost or fair value, less cost to sell.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

(In millions)	June 30, 2018	December 31, 2017

Original cost	$87,216	$89,607
Less accumulated depreciation and amortization	(36,350)	(35,733)
Property, plant and equipment – net	$50,866	$53,874

Consolidated depreciation and amortization on property, plant and equipment was $1,395 million and $1,125 million in the three months ended June 30, 2018 and 2017, respectively and $2,695 million and $2,318 million in the six months ended June 30, 2018 and 2017, respectively.

NOTE 8. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

LM WIND POWER

On April 20, 2017, we acquired LM Wind Power, the Danish maker of rotor blades for approximately $1,700 million. The purchase price allocation resulted in goodwill of $1,593 million and amortizable intangible assets of $206 million.

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

78 2018 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Baker Hughes acquisition has been accounted for as a business combination, using the acquisition method. The net assets of Baker Hughes’ contributed businesses were recorded at their fair value, and GE Oil & Gas continues at its historical or carryover basis. We recorded noncontrolling interest of $16,235 million for the approximate 37.5% ownership interest in the combined company held by BHGE’s Class A shareholders. The noncontrolling interest is recorded at fair value for the portion attributable to Baker Hughes and at our historical cost for the portion attributable to GE Oil & Gas. The fair value of the noncontrolling interest associated with the acquired net assets was determined by the publicly traded share price of Baker Hughes at the close of the transaction. The impact of recognizing the noncontrolling interest in GE Oil & Gas resulted in an increase to additional paid in capital of $94 million. In the prior year, we disclosed that the impact of recognizing the noncontrolling interest was a decrease to additional paid in capital of $126 million. The primary reason for the change from prior year is the adoption of ASC 606 in the first quarter of 2018.

The tables below present the fair value of the consideration exchanged and the allocation of purchase price to the major classes of assets and liabilities of the acquired Baker Hughes business and the associated fair value of preexisting noncontrolling interest related to the acquired net assets of Baker Hughes.

PURCHASE PRICE
(In millions)	July 3, 2017

Cash consideration	$7,498
Fair value of the Class A Shares in BHGE issued to Baker Hughes shareholders	17,300
Total consideration for Baker Hughes	$24,798

IDENTIFIABLE ASSETS ACQUIRED AND LIABILITIES ASSUMED
(In millions)	July 3, 2017

Cash and cash equivalents	$4,133
Accounts receivable	2,342
Inventories	1,712
Property, plant, and equipment - net	4,514
Other intangible assets - net	4,005
All other assets	1,335
Accounts payable	(1,245)
Borrowings	(3,370)
Deferred taxes (a)	(249)
All other liabilities	(2,487)
Total identifiable net assets	10,690
Fair value of existing noncontrolling interest	(35)
Goodwill	14,143
Total allocated purchase price	$24,798

(a)
Includes an increase of approximately $980 million primarily related to fair value adjustments to identifiable assets and liabilities (excluding goodwill) partially offset by a tax asset of approximately $553 million associated with the recognition of foreign tax credits.

The fair value of intangible assets and related useful lives in the purchase price allocation included:

(In millions)	Fair value	Estimated useful life (in years)
Trade name - Baker Hughes	$2,100	Indefinite life
Customer-related	1,240	15
Patents and technology	465	10
Trademarks - Other	45	10
Capitalized software	64	2
In-process research and development	70	Indefinite life
Favorable lease contracts	21	10
Total	$4,005
The above goodwill represents future economic benefits expected to be recognized from combining the operations of GE Oil & Gas and Baker Hughes, including expected future synergies and operating efficiencies. Goodwill resulting from the acquisition has been allocated to our Oil & Gas reporting units, of which $67 million is deductible for tax purposes.

During the six months ended June 30, 2018, the Company made measurement period adjustments to reflect facts and circumstances in existence as of the acquisition date. These adjustments resulted in an increase in goodwill of approximately $787 million primarily due to reductions in the fair value of property, plant and equipment of $362 million, equity method investments of $228 million and intangible assets of $123 million, as well as an increase to other liabilities of $315 million primarily related to uncertain tax positions, warranty and other sundry liabilities. The increase in goodwill was partially offset by deferred tax adjustments of $251 million. As a result of the decrease in property, plant and equipment and intangible assets during the six months ended June 30, 2018, we recorded a cumulative decrease to depreciation and amortization expense of $33 million. In addition, we reclassified certain legacy Baker Hughes business balances to conform to our presentation.

2018 2Q FORM 10-Q 79

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INTEGRATION AND ACQUISITION COSTS

Integration and acquisition costs of $50 million and $85 million in the three months ended June 30, 2018 and June 30, 2017, respectively and $96 million and $151 million in the six months ended June 30, 2018 and June 30, 2017, respectively were expensed as incurred and were reported as selling, general and administrative expenses.

UNAUDITED PRO FORMA INFORMATION

The following unaudited pro forma information has been presented as if the Baker Hughes transaction occurred on January 1, 2016. This information has been prepared by combining the historical results of the Company and historical results of Baker Hughes. The unaudited pro forma combined financial data for all periods presented were adjusted to give effect to proforma events that i) are directly attributable to the aforementioned transaction, ii) factually supportable, and iii) expected to have a continuing impact on the consolidated results of operations.

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

	Three months ended June 30		Six months ended June 30
(In millions)	2018	2017	2018	2017

Revenues	$30,104	$31,499	$58,764	$60,640
Earnings (loss) from continuing operations	832	1,014	1,311	982

Significant adjustments to the pro forma information above include recognition of non-recurring direct incremental integration and acquisition costs in the three and six month period ended June 30, 2017; the amortization associated with an estimate of the acquired intangible assets; and the depreciation associated with the fair value step-up of property, plant and equipment.

80 2018 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GOODWILL

CHANGES IN GOODWILL BALANCES
(In millions)	Balance at January 1, 2018	Acquisitions	Dispositions, currency exchange and other	Balance at June 30, 2018

Power	$25,269	$—	$(2,083)	$23,186
Renewable Energy	4,093	—	(31)	4,062
Oil & Gas	23,943	—	673	24,616
Aviation	10,008	—	(36)	9,972
Healthcare	17,306	—	(35)	17,272
Transportation	902	—	(8)	894
Lighting (a)	—	—	—	—
Capital	984	—	—	984
Corporate	1,463	—	15	1,478
Total	$83,968	$—	$(1,504)	$82,464

(a)	Substantial majority of Lighting segment classified as held for sale in the fourth quarter of 2017.

Goodwill balances decreased by $1,504 million in 2018, primarily as a result of the reclassification of the Distributed Power business within our Power segment to Assets of businesses held for sale and currency effects of a stronger U.S. dollar, partially offset by adjustments to the allocation of purchase price associated with our acquisitions of Baker Hughes and LM Wind Power.

We perform our annual impairment test of goodwill in the third quarter for all of our reporting units. In addition, to our annual testing, we also test goodwill for impairment between annual impairment testing dates whenever events or circumstances occur, that, in our judgment, could more likely than not reduce the fair value of one or more of our reporting units below its carrying amount.

In assessing the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, we consider all available evidence, including (i) the results of our impairment testing from the most recent testing date (in particular, the magnitude of the excess of fair value over carrying value observed), (ii) downward revisions to internal forecasts or decreases in market multiples (and the magnitude thereof), if any, and (iii) declines in our market capitalization (and the magnitude and duration of those declines), if any. As a result of this assessment, we performed an interim step-one impairment test at our Power Generation and Grid Solutions reporting units within our Power segment in the second quarter of 2018. The results of the analysis indicated that fair value was in excess of carrying value by approximately 10% for our Power Generation reporting unit and 9% at our Grid Solutions reporting unit. The goodwill associated with our Power Generation and Grid Solutions reporting units was $19,041 million and $4,586 million, respectively, representing approximately 23% and 6% of our total goodwill at June 30, 2018.
Also, in the second quarter of 2018, as a result of classifying a significant portion of Healthcare Equipment Finance’s financing receivables as assets held for sale, we performed an interim step-one impairment test at our Industrial Finance reporting unit within our Capital segment. The results of the analysis indicated that fair value was in excess of carrying value by approximately 12%. While the goodwill of this reporting unit is not currently impaired, there could be an impairment in the future as a consequence of the disposition of these financing receivables classified as assets held for sale. The goodwill associated with our Industrial Finance reporting unit was $111 million at June 30, 2018.
As of June 30, 2018, we believe goodwill is recoverable for all of our reporting units. However, the Power and Oil & Gas markets continue to be challenging which could result in changes in our projected future earnings and net cash flows at these businesses as a result of sustained declines in macroeconomic or business conditions affecting our reporting units and there can be no assurances that goodwill will not be impaired in future periods. The planned sale of our Distributed Power business is not expected to materially affect the goodwill impairment test results for our Power Generation reporting unit noted above.

OTHER INTANGIBLE ASSETS

OTHER INTANGIBLE ASSETS - NET
(In millions)	June 30, 2018	December 31, 2017

Intangible assets subject to amortization	$17,499	$18,056
Indefinite-lived intangible assets(a)	2,230	2,217
Total	$19,728	$20,273

(a)	Indefinite-lived intangible assets principally comprise trademarks/trade names and in-process research and development.

2018 2Q FORM 10-Q 81

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTANGIBLE ASSETS SUBJECT TO AMORTIZATION
	June 30, 2018			December 31, 2017
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Customer-related(a)	$10,400	$(3,332)	$7,070	$10,614	$(3,095)	$7,521
Patents and technology	10,694	(4,133)	6,561	10,271	(3,899)	6,372
Capitalized software	8,137	(5,167)	2,970	8,064	(4,974)	3,089
Trademarks	1,181	(502)	679	1,280	(421)	859
Lease valuations	161	(85)	77	170	(80)	89
All other	239	(96)	142	218	(92)	125
Total	$30,813	$(13,315)	$17,499	$30,618	$(12,561)	$18,056

(a)	Balance includes payments made to our customers, primarily within our Aviation business.

Intangible assets subject to amortization decreased by $557 million in the six months ended June 30, 2018, primarily as a result of amortization, currency effects of a stronger U.S. dollar and the reclassification of the Distributed Power business to Assets of businesses held for sale, partially offset by the acquisition of a technology intangible asset of $632 million at our Aviation business and the capitalization of new software across several business platforms.

GE amortization expense related to intangible assets subject to amortization was $540 million and $530 million in the three months ended June 30, 2018 and 2017, respectively and $1,141 million and $1,049 million for the six months ended June 30, 2018 and 2017, respectively. GE Capital amortization expense related to intangible assets subject to amortization was $15 million and $14 million in the three months ended June 30, 2018 and 2017, respectively and $30 million and $34 million for the six months ended June 30, 2018 and 2017, respectively.

82 2018 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. REVENUES

REVENUES FROM THE SALE OF EQUIPMENT

PERFORMANCE OBLIGATIONS SATISFIED OVER TIME

We recognize revenue on agreements for the sale of customized goods including power generation equipment, larger oil drilling equipment projects, military development contracts, locomotive units, and long-term construction projects on an over time basis. We recognize revenue using percentage of completion based on costs incurred relative to total expected costs. Our estimate of costs to be incurred to fulfill our promise to a customer is based on our history of manufacturing or constructing similar assets for customers and is updated routinely to reflect changes in quantity or pricing of the inputs. We recognize revenue as we customize the customer's equipment during the manufacturing or integration process and obtain right to payment for work performed. We provide for potential losses on any of these agreements when it is probable that we will incur the loss.

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

PERFORMANCE OBLIGATIONS SATISFIED OVER TIME

We enter into long-term product service agreements with our customers primarily within our Aviation, Power, Oil & Gas and Transportation segments. These agreements require us to provide preventative maintenance, overhauls, and standby "warranty-type" services that include certain levels of assurance regarding asset performance and uptime throughout the contract periods, which generally range from 5 to 25 years. We account for items that are integral to the maintenance of the equipment as part of our service related performance obligation, unless the customer has a substantive right to make a separate purchasing decision (e.g., equipment upgrade). We recognize revenue as we perform under the arrangements using percentage of completion based on costs incurred relative to total expected costs. Throughout the life of a contract, this measure of progress captures the nature, timing and extent of our underlying performance activities as our stand-ready services often fluctuate between routine inspections and maintenance, unscheduled service events and major overhauls at pre-determined usage intervals. Contract modifications that extend or revise contract terms are not uncommon and generally result in our recognizing the impact of the revised terms prospectively over the remaining life of the modified contract (i.e., effectively like a new contract).

2018 2Q FORM 10-Q 83

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

We also enter into long-term product services agreements in our Healthcare and Renewable Energy segments. Revenues are recognized for these arrangements on a straight line basis consistent with the nature, timing and extent of our services, which primarily relate to routine maintenance and as needed product repairs. Our billing terms for these contracts vary, but we generally invoice periodically as services are provided.

PERFORMANCE OBLIGATIONS SATISFIED AT A POINT IN TIME

We sell certain tangible products, largely spare equipment, through our services businesses. We recognize revenues and bill our customers for this equipment at the point in time that the customer obtains control of the good, which is at the point in time we deliver the spare part to the customer.

DISAGGREGATED REVENUES

EQUIPMENT & SERVICES REVENUES(a)

	Three months ended June 30
(In millions)	2018			2017
	Equipment Revenues	Services Revenues	Total Revenues	Equipment Revenues	Services Revenues	Total Revenues

Power	$3,513	$4,066	$7,579	$4,629	$4,771	$9,400

Renewable Energy	1,102	551	1,653	1,922	390	2,312

Oil & Gas	2,189	3,366	5,554	1,273	1,724	2,997

Aviation	2,908	4,610	7,519	2,350	4,284	6,634

Healthcare	2,812	2,166	4,978	2,634	2,054	4,688

Transportation	305	637	942	510	567	1,077

Lighting	416	15	431	457	16	473

Total Industrial Segment Revenues	$13,245	$15,411	$28,657	$13,776	$13,806	$27,582

EQUIPMENT & SERVICES REVENUES(a)

	Six months ended June 30
(In millions)	2018			2017
	Equipment Revenues	Services Revenues	Total Revenues	Equipment Revenues	Services Revenues	Total Revenues

Power	$7,037	$7,764	$14,801	$8,813	$8,527	$17,341

Renewable Energy	2,306	993	3,299	3,428	651	4,079

Oil & Gas	4,417	6,522	10,939	2,564	3,519	6,083

Aviation	5,447	9,183	14,631	4,949	8,358	13,307

Healthcare	5,419	4,261	9,680	4,958	4,035	8,993

Transportation	571	1,243	1,814	1,009	1,048	2,057

Lighting	860	27	887	908	29	935

Total Industrial Segment Revenues	$26,058	$29,994	$56,052	$26,628	$26,167	$52,795

(a)	Revenues classification consistent with our MD&A defined Services revenue

84 2018 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUB-SEGMENT REVENUES

	Three months ended June 30		Six months ended June 30
(In millions)	2018	2017	2018	2017

Power
Gas Power Systems	$1,401	$2,106	$2,936	$4,210
Power Services	3,178	3,591	6,010	6,200
Steam Power Systems	529	552	988	927
Energy Connections	2,304	2,487	4,519	4,686
Other	167	664	348	1,318
Power Revenues	$7,579	$9,400	$14,801	$17,341

Renewable Energy
Onshore Wind	$1,336	$2,062	$2,596	$3,607
Hydro	176	196	409	383
Offshore Wind	141	54	294	89
Renewable Energy Revenues	$1,653	$2,312	$3,299	$4,079

Oil & Gas
Turbomachinery & Process Solutions (TPS)	$1,391	$1,572	$2,839	$3,235
Oilfield Services (OFS)	2,884	228	5,561	440
Oilfield Equipment (OFE)	617	681	1,281	1,397
Digital Solutions	662	517	1,258	1,010
Oil & Gas Revenues	$5,554	$2,997	$10,939	$6,083

Aviation
Commercial Engines & Services	$5,534	$4,918	$10,806	$9,889
Military	1,073	938	2,044	1,867
Systems & Other	911	778	1,780	1,551
Aviation Revenues	$7,519	$6,634	$14,631	$13,307

Healthcare
Healthcare Systems	$3,493	$3,273	$6,824	$6,306
Life Sciences	1,244	1,161	2,369	2,174
Healthcare Digital	241	253	487	514
Healthcare Revenues	$4,978	$4,688	$9,680	$8,993

Transportation
Locomotives	$177	$422	$348	$877
Services	530	486	1,036	891
Mining	137	89	253	136
Other	98	80	178	153
Transportation Revenues	$942	$1,077	$1,814	$2,057

Lighting
Current	$268	$254	$484	$487
GE Lighting	163	219	403	449
Lighting Revenues	$431	$473	$887	$935

Total Industrial Segment Revenues	$28,657	$27,582	$56,052	$52,795
Capital Revenues (a)	2,429	2,446	4,602	5,127
Corporate items and eliminations	(982)	(932)	(1,890)	(1,945)
Consolidated Revenues (a)	$30,104	$29,097	$58,764	$55,978

(a)
Includes $2,361 million and $4,478 million for the three months ended June 30, 2018 and 2017, respectively, and $2,389 million and $5,004 million for the six months ended June 30, 2018 and 2017, respectively, of revenues at GE Capital outside of the scope of ASC 606.

REMAINING PERFORMANCE OBLIGATION

As of June 30, 2018, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $249,574 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows:

•	Equipment - total remaining performance obligation of $50,982 million of which 53%, 71% and 93% is expected to be satisfied within 1, 2 and 5 years, respectively, and the remaining thereafter.

•
Service - total remaining performance obligation of $198,592 million of which 17%, 54%, 77% and 88% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter.

•	Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.

2018 2Q FORM 10-Q 85

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. CONTRACT & OTHER DEFERRED ASSETS AND PROGRESS COLLECTIONS & DEFERRED INCOME

June 30, 2018 (In millions)	Power	Aviation	Oil & Gas	Renewable Energy	Transportation	Other(a)	Total

GE
Revenues in excess of billings
Long-term product service agreements(b)	$3,821	$2,527	$505	$—	$491	$—	$7,344
Equipment contract revenues(c)	4,247	416	1,059	297	207	506	6,733
Total contract assets	8,067	2,943	1,564	297	698	506	14,076

Deferred inventory costs(d)	996	554	244	1,288	36	335	3,453
Nonrecurring engineering costs(e)	142	1,834	14	23	95	21	2,128
Customer advances and other	1	1,127	—	—	1	—	1,129
Contract and other deferred assets	$9,207	$6,457	$1,823	$1,608	$830	$862	$20,787

December 31, 2017 (In millions)	Power	Aviation	Oil & Gas	Renewable Energy	Transportation	Other(a)	Total

GE
Revenues in excess of billings
Long-term product service agreements(b)	$3,357	$2,614	$517	$1	$413	$—	$6,902
Equipment contract revenues(c)	4,757	280	1,095	295	76	371	6,874
Total contract assets	8,115	2,893	1,612	296	488	371	13,775

Deferred inventory costs(d)	1,304	564	358	950	43	359	3,579
Nonrecurring engineering costs(e)	122	1,696	—	—	87	—	1,905
Customer advances and other	—	1,098	—	—	—	—	1,098
Contract and other deferred assets	$9,539	$6,251	$1,971	$1,246	$619	$729	$20,356

(a)	Primarily includes our Healthcare segment

(b)	Long-term product service agreement balances are presented net of related billings in excess of revenues of $5,043 million and $5,498 million at June 30, 2018 and December 31, 2017, respectively.

(c)
Included in this balance are amounts due from customers for the sale of service upgrades, which we collect through higher fixed or usage-based fees from servicing the equipment under long-term product service agreements. Amounts due from these financing arrangements totaled $799 million and $748 million, as of June 30, 2018 and December 31, 2017, respectively.

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

Contract and other deferred assets increased $431 million in 2018, which was largely driven by a change in estimated profitability of $133 million within our long-term product service agreements, primarily due to an increase at Power ($223 million) partially offset by a decrease at Aviation ($140 million). In addition, revenue in excess of billings on our long-term product service agreements increased $309 million, primarily at Power ($241 million), and non-recurring engineering costs increased $223 million, primarily at Aviation ($138 million). Our equipment related contract assets decreased $141 million, primarily due to a decrease at Power ($510 million), partially offset by increases at Healthcare ($138 million), Aviation ($136 million) and Transportation ($132 million), and deferred inventory costs decreased $126 million due to decreases at Power ($308 million) and Oil & Gas ($114 million), partially offset by an increase at Renewable Energy ($338 million), due to the timing of revenue recognized for work performed relative to the timing of billings.

PROGRESS COLLECTIONS & DEFERRED INCOME

(In millions)	June 30, 2018	December 31, 2017

GE Contract Liabilities

Progress collections	$17,190	$18,310
Deferred income	3,798	3,911
Total progress collections & deferred income	$20,988	$22,221

Revenues recognized for balances that were included in our contract liabilities at the beginning of the period were $9,609 million and $9,182 million for the six months ended June 30, 2018 and 2017, respectively.

86 2018 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. BORROWINGS

(In millions)	June 30, 2018	December 31, 2017

Short-term borrowings
GE
Commercial paper	$3,010	$3,000
Current portion of long-term borrowings	3,125	9,452
Other	2,183	2,095
Total GE short-term borrowings	8,319	14,548

GE Capital
Commercial paper	3,018	5,013
Current portion of long-term borrowings(a)	4,408	5,781
Intercompany payable to GE	2,749	8,310
Other	691	497
Total GE Capital short-term borrowings	10,866	19,602

Eliminations	(4,766)	(10,114)
Total short-term borrowings	$14,419	$24,036

Long-term borrowings
GE
Senior notes(b)	$58,460	$62,724
Subordinated notes	2,897	2,913
Other	1,283	1,403
Total GE long-term borrowings	62,640	67,040

GE Capital
Senior notes	36,519	40,754
Subordinated notes	175	208
Intercompany payable to GE(c)	26,560	31,533
Other(a)	988	1,118
Total GE Capital long-term borrowings	64,241	73,614

Eliminations(c)	(27,050)	(32,079)
Total long-term borrowings	$99,832	$108,575
Non-recourse borrowings of consolidated securitization entities(d)	$1,322	$1,980
Total borrowings	$115,573	$134,591

(a)
Included $260 million and $988 million of short- and long-term borrowings, respectively, at June 30, 2018 and $348 million and $1,118 million of short- and long-term borrowings, respectively, at December 31, 2017, of funding secured by aircraft and other collateral. Of this, $320 million and $458 million is non-recourse to GE Capital at June 30, 2018 and December 31, 2017, respectively.

(b)
Included $6,191 million and $6,206 million of BHGE senior notes at June 30, 2018 and December 31, 2017, respectively. Total BHGE borrowings were $6,446 million and $7,225 million at June 30, 2018 and December 31, 2017, respectively.

(c)
Included a reduction of $8,190 million and $7,271 million for long-term intercompany loans from GE Capital to GE at June 30, 2018 and December 31, 2017, respectively, which bear the right of offset against amounts owed under the assumed debt agreement. Excluding intercompany loans, total long-term assumed debt was $34,750 million and $38,804 million at June 30, 2018 and December 31, 2017, respectively. The $8,190 million of intercompany loans collectively have a weighted average interest rate of 3.6% and term of approximately 15 years, and can be prepaid at any time, in whole or in part, by GE without premium or penalty.

(d)	Included $361 million and $621 million of current portion of long-term borrowings at June 30, 2018 and December 31, 2017, respectively. See Note 17 for further information.

On April 10, 2015, GE provided a full and unconditional guarantee on the payment of the principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GE Capital. At June 30, 2018, the Guarantee applies to $39,044 million of GE Capital debt.

See Note 17 for further information about borrowings and associated interest rate swaps.

2018 2Q FORM 10-Q 87

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. INVESTMENT CONTRACTS, INSURANCE LIABILITIES AND INSURANCE ANNUITY BENEFITS

Insurance and investment contract liabilities comprise mainly obligations to policyholders and annuitants in our run-off insurance activities.

(In millions)	June 30, 2018	December 31, 2017

Future policy benefit reserves
Long-term care insurance contracts	$16,380	$16,522
Structured settlement annuities with life contingencies and other contracts	9,544	9,448
Shadow adjustments(a)	2,704	4,582
	28,628	30,552
Investment contracts	2,482	2,569
Claim reserves(b)	5,233	5,094
Unearned premiums and other	419	372
	36,762	38,587
Eliminations	(529)	(451)
Total	$36,233	$38,136

(a)
To the extent that unrealized gains on debt securities supporting our insurance contracts would result in a premium deficiency should those gains be realized, an increase in future policy benefit reserves is recorded, with an offsetting amount recorded in Other comprehensive income, net of taxes.

(b)
Includes $3,754 million and $3,590 million related to long-term care insurance contracts and $359 million and $364 million related to short-duration contracts, net of eliminations, at June 30, 2018 and December 31, 2017, respectively.

During 2017, in response to elevated claim experience for a portion of our long-term care insurance contracts that was most pronounced for policyholders with higher attained ages, we initiated a comprehensive review of premium deficiency assumptions across all insurance products, which included reconstructing our future claim cost assumptions for long-term care contracts utilizing trends observed in our emerging experience for older claimant ages and later duration policies. Certain of our long-term care policyholders only recently started to reach the prime claim paying period and our new claim cost assumptions considered the emerging credibility of this claim data. In addition to the adverse impact from the increased expected future claim cost assumptions over a long-term horizon, our premium deficiency assumptions considered mortality, length of time a policy will remain in force and both near-term and longer-term investment return expectations. Future investment yields estimated in 2017 were lower than in previous premium deficiency tests, primarily due to the effect of near-term yields on approximately $14.5 billion of future expected capital contributions. The indicated premium deficiency resulted in a $9,481 million pre-tax charge to earnings in the fourth quarter of 2017.

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

Claim reserves included incurred claims of $1,004 million and $975 million for the six months ended June 30, 2018 and 2017, of which $1 million and $32 million related to the recognition of adjustments to prior year claim reserves arising from our periodic reserve evaluation, in the six months ended June 30, 2018 and 2017, respectively. Paid claims were $904 million and $864 million in the six months ended June 30, 2018 and 2017, respectively. The vast majority of paid claims relate to prior year insured events primarily as a result of the length of time long-term care policyholders remain on claim.

When insurance companies cede insurance risk to third parties, such as reinsurers, they are not relieved of their primary obligation to policyholders and cedents. When losses on ceded risks give rise to claims for recovery, we establish allowances for probable losses on such receivables from reinsurers as required. Reinsurance recoverables, net are included in the caption “Other GE Capital receivables” on our consolidated Statement of Financial Position, and amounted to $2,448 million and included $751 million related to ceded claim reserves at June 30, 2018. Reinsurance recoverables amounted to $2,458 million and included $715 million related to ceded claim reserves at December 31, 2017. The vast majority of our remaining net reinsurance recoverables are secured by assets held in a trust for which we are the beneficiary.

We recognize reinsurance recoveries as a reduction of the consolidated Statement of Earnings (Loss) caption “Investment contracts, insurance losses and insurance annuity benefits.” Reinsurance recoveries were $56 million and $109 million for the three months ended June 30, 2018 and 2017, respectively, and $117 million and $235 million for the six months ended June 30, 2018 and 2017, respectively.

88 2018 2Q FORM 10-Q

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

EFFECT ON OPERATIONS OF PENSION PLANS
	Principal pension plans
	Three months ended June 30		Six months ended June 30
(In millions)	2018	2017	2018	2017

Service cost for benefits earned	$203	$254	$435	$543
Prior service cost amortization	36	72	72	145
Expected return on plan assets	(820)	(849)	(1,640)	(1,698)
Interest cost on benefit obligations	667	712	1,333	1,429
Net actuarial loss amortization	943	697	1,894	1,407
Curtailment loss	—	—	—	43	(a)
Pension plans cost	$1,029	$886	$2,094	$1,869

(a)	Curtailment loss resulting from our intent to sell the Industrial Solutions business within our Power segment.

	Other pension plans
	Three months ended June 30			Six months ended June 30
(In millions)	2018		2017	2018		2017

Service cost for benefits earned	$99		$123	$194		$274
Prior service credit amortization	(2)		(1)	(2)		(2)
Expected return on plan assets	(359)		(301)	(717)		(595)
Interest cost on benefit obligations	156		145	312		287
Net actuarial loss amortization	83		107	165		210
Settlement gain	(6)	(a)	—	(6)	(a)	—
Pension plans cost (income)	$(29)		$73	$(54)		$174

(a)	Settlement gain resulting from the sale of the Industrial Solutions business within our Power segment.

EFFECT ON OPERATIONS OF PRINCIPAL RETIREE BENEFIT PLANS
	Principal retiree benefit plans
	Three months ended June 30		Six months ended June 30
(In millions)	2018	2017	2018	2017

Service cost for benefits earned	$16	$26	$29	$52
Prior service credit amortization	(58)	(43)	(114)	(86)
Expected return on plan assets	(7)	(9)	(14)	(18)
Interest cost on benefit obligations	49	56	98	113
Net actuarial gain amortization	(20)	(20)	(40)	(41)
Curtailment loss	—	—	—	3	(a)
Retiree benefit plans cost (income)	$(20)	$10	$(41)	$23

(a)	Curtailment loss resulting from our intent to sell the Industrial Solutions business within our Power segment.
The components of net periodic benefit costs other than the service cost component are included in the line item "non-operating benefit costs" in our consolidated Statement of Earnings (Loss).

2018 2Q FORM 10-Q 89

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INCOME TAXES

Our consolidated effective income tax rates were 29.5% and (13.2)% during the six months ended June 30, 2018 and 2017, respectively. The rate for 2018 was higher than the U.S. statutory rate primarily due to a change in deferred taxes resulting from the decision to execute an internal restructuring to separate the Healthcare business and the cost of the newly enacted base erosion and global intangible income provisions in excess of the benefit from other global activities and dispositions taxed at a rate above the statutory rate. This was partially offset by an adjustment to decrease the 2018 six-month tax rate to be in line with the lower expected full-year rate and U.S. business credits. The rate for 2017 benefited from the tax difference on global activities and U.S. business credits partially offset by an adjustment to increase the 2017 six-month tax rate to be in line with the higher expected full-year rate.
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
With the enactment of U.S. tax reform, we recorded, for the period ending December 31, 2017, tax expense of $4,512 million to reflect our provisional estimate of both the transition tax on historic foreign earnings ($1,155 million including $2,925 million at GE and $(1,770) million at GE Capital) and the revaluation of deferred taxes ($3,357 million including $1,980 million at GE and $1,377 million at GE Capital). We have not significantly adjusted our provisional estimate of the enactment of U.S. tax reform during the second quarter of 2018 as we continue to analyze information related to our operations as well as new guidance and other aspects of the enacted provisions. Based on our preliminary analysis through the second quarter of the enacted law, including advice from outside advisors, we believe the provisional estimate of the impact of enactment, as recorded in the fourth quarter of 2017 and adjusted during 2018 remains a reasonable estimate of the effects of enactment. We will finalize the impact of enactment during the second half of 2018 based on additional government guidance expected to be issued and additional analysis of our information including the filing of our 2017 tax return. However, there were discrete changes in the provisional estimate identified primarily at Baker Hughes in connection with the measurement period adjustments to purchase price allocation and the associated impact of the change in tax rate on deferred taxes that reduced the provisional amounts recorded by $79 million in the first six months of 2018. Of this benefit, $134 million relates to non-consolidated operations and did not affect net earnings attributable to the company as there is an offsetting adjustment in income from noncontrolling interests. The net remaining cost of $55 million also relates primarily to the revaluation of deferred taxes corresponding to measurement period adjustments to the purchase price allocation for the Baker Hughes acquisition.
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

UNRECOGNIZED TAX BENEFITS
(In millions)	June 30, 2018	December 31, 2017

Unrecognized tax benefits	$5,130	$5,449
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	3,745	3,626
Accrued interest on unrecognized tax benefits	860	810
Accrued penalties on unrecognized tax benefits	188	158
Reasonably possible reduction to the balance of unrecognized tax benefits
in succeeding 12 months	0-1,300	0-1,100
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-1,200	0-900

(a)	Some portion of such reduction may be reported as discontinued operations.

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

90 2018 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. SHAREOWNERS’ EQUITY

	Three months ended June 30		Six months ended June 30
(In millions)	2018	2017	2018	2017

Preferred stock issued	$6	$6	$6	$6
Common stock issued	$702	$702	$702	$702
Accumulated other comprehensive income (loss)
Beginning balance	$(12,862)	$(16,766)	$(14,404)	$(18,588)
Other comprehensive income (loss) before reclassifications
Investment securities - net of deferred taxes of $(17), $146, $48 and $159(a)	31	291	141	309
Currency translation adjustments (CTA) - net of deferred taxes of $190, $(207), $41 and $(241)	(2,049)	482	(1,217)	740
Cash flow hedges - net of deferred taxes of $(39), $(8), $(7) and $(2)	(131)	44	(27)	64
Benefit plans - net of deferred taxes of $56, $32, $55 and $133	182	25	126	499
Total	$(1,967)	$843	$(977)	$1,612
Reclassifications from other comprehensive income
Investment securities - net of deferred taxes of $0, $(25), $(2) and $(61)(b)	(7)	(48)	(16)	(118)
Currency translation on dispositions - net of deferred taxes of $0, $(1), $0 and $(541)(b)	380	34	378	588
Cash flow hedges - net of deferred taxes of $22, $(10), $7 and $(9)(c)	50	(54)	—	(55)
Benefit plans - net of deferred taxes of $218, $270 $436 and $558(d)	758	536	1,533	1,110
Total	$1,182	$467	$1,895	$1,525
Other comprehensive income (loss)	(784)	1,310	918	3,138
Less other comprehensive income (loss) attributable to noncontrolling interests	(213)	1	(53)	7
Other comprehensive income (loss), net, attributable to GE	(571)	1,309	971	3,131
Ending Balance	$(13,432)	$(15,457)	$(13,432)	$(15,457)
Other capital
Beginning balance	37,339	37,448	37,384	37,224
Gains (losses) on treasury stock dispositions and other	13	20	(32)	244
Ending Balance	$37,352	$37,468	$37,352	$37,468
Retained earnings
Beginning balance(e)	115,477	131,544	117,245	133,856
Net earnings (loss) attributable to the Company	800	1,057	(347)	974
Dividends and other transactions with shareowners	(1,231)	(2,265)	(2,309)	(4,393)
Redemption value adjustment on redeemable noncontrolling interests(f)	(133)	(66)	(176)	(167)
Other changes(g)	—	—	500	—
Ending Balance	$114,913	$130,270	$114,913	$130,270
Common stock held in treasury
Beginning balance	(84,697)	(84,833)	(84,902)	(83,038)
Purchases	(58)	(1,261)	(143)	(3,620)
Dispositions	284	477	574	1,041
Ending Balance	$(84,471)	$(85,617)	$(84,471)	$(85,617)
Total equity
GE shareowners' equity balance	55,069	67,372	55,069	67,372
Noncontrolling interests balance	16,685	1,634	16,685	1,634
Total equity balance at June 30	$71,754	$69,006	$71,754	$69,006

(a)
Included adjustments of $534 million and $(90) million for the three months ended June 30, 2018 and 2017 and $1,472 million and $(189) million for the six months ended June 30, 2018 and 2017, respectively, to investment contracts, insurance liabilities and annuity benefits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment securities holding gains been realized. See Note 12 for further information.

(b)
Recorded in "Total revenues" and "Other income" and income taxes in "Benefit (provision) for income taxes" in our consolidated Statement of Earnings (Loss). Currency translation gains and losses on dispositions included zero and $(2) million for the three months ended June 30, 2018 and 2017, and zero and $510 million for the six months ended June 30, 2018 and 2017, respectively, in earnings (loss) from discontinued operations, net of taxes.

(c)
Cash flow hedges primarily includes impact of foreign exchange contracts and gains and losses on interest rate derivatives, primarily recorded in GE Capital revenue from services, interest and other financial charges and other costs and expenses. See Note 17 for further information.

(d)
Primarily includes amortization of actuarial gains and losses, amortization of prior service cost and curtailment gain and loss. These components are included in the computation of net periodic pension cost. See Note 13 for further information.

(e)	January 1, 2018 amount has been adjusted to reflect retrospective adoption of ASC 606 ($8,061 million) and preferable accounting change from LIFO to FIFO ($377 million).

(f)	Amount of redemption value adjustment on redeemable noncontrolling interest shown net of deferred taxes.

(g)
On January 1, 2018, we adopted several new accounting standards on a modified retrospective basis. Cumulative impact of these changes was recorded in the opening retained earnings and it increased our retained earnings by $500 million, primarily due to an increase of $464 million related to ASU 2016-16. See Note 1 for further information.

2018 2Q FORM 10-Q 91

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SHARES OF GE PREFERRED STOCK

On January 20, 2016, we issued $5,694 million of GE Series D preferred stock following an exchange offer for existing GE series A, B and C. The Series D preferred stock bear a fixed interest rate of 5.00% through January 21, 2021 and floating rate equal to three-month LIBOR plus 3.33% thereafter. The Series D preferred stock are callable on January 21, 2021. Following the exchange offer, $250 million of GE Series A, B and C preferred stock still remain outstanding with an initial average fixed dividend rate of 4.07%. The total carrying value of GE preferred stock at June 30, 2018 was $5,495 million and will increase to $5,944 million through periodic accretion. Dividends on GE preferred stock are payable semi-annually, in June and December and accretion is recorded on a quarterly basis. Dividends on GE preferred stock totaled $185 million, including cash dividends of $147 million, and $182 million, including cash dividends of $147 million, in the three months ended June 30, 2018 and 2017, respectively and $222 million, including cash dividends of $147 million, and $216 million, including cash dividends of $147 million, in the six months ending June 30, 2018 and 2017, respectively.

In conjunction with the 2016 exchange of the GE Capital preferred stock into GE preferred stock and the exchange of Series A, B and C preferred stock into Series D preferred stock, GE Capital issued preferred stock to GE for which the amount and terms mirrored the GE preferred stock held by external investors ($5,495 million carrying value at June 30, 2018). On July 1, 2018, GE Capital and GE exchanged the existing Series D preferred stock issued to GE for new Series D preferred stock which is mandatorily convertible into GE Capital common stock on January 21, 2021. The cash dividend on the new GE Capital preferred stock will equal the cash dividend and accretion on the GE Series D preferred stock through January 21, 2021, at which time the GE Capital preferred stock will convert to GE Capital common stock. The exchange of GE Capital Series D preferred stock has no impact on the GE Series D preferred stock, which remains callable for $5,694 million on January 21, 2021 or thereafter on dividend payment dates. Additionally, there were no changes to the existing Series A, B or C preferred stock issued to GE.

NONCONTROLLING INTERESTS

Noncontrolling interests in equity of consolidated affiliates include common shares in consolidated affiliates and preferred stock issued by our affiliates.

CHANGES TO NONCONTROLLING INTERESTS
	Three months ended June 30		Six months ended June 30
(In millions)	2018	2017	2018	2017

Beginning balance	$17,228	$1,639	$17,468	$1,663
Net earnings (loss)	(15)	14	52	20
Dividends	(81)	(22)	(164)	(31)
Other(a)	(446)	2	(669)	(18)
Ending balance at June 30	$16,685	$1,634	$16,685	$1,634

(a)	Includes impact of AOCI, acquisitions, dispositions and BHGE stock repurchases.

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

92 2018 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2018, Alstom informed us that they intend to exercise their redemption rights with respect to the grid technology and renewable energy joint ventures in September 2018. Pursuant to an agreement signed between Alstom and GE in May 2018, if Alstom exercises its redemption rights in September 2018 with respect to the grid technology and renewable energy joint ventures, GE will be deemed to have exercised its option to acquire Alstom’s interest in the nuclear and French steam power joint venture. The price that GE would be required to pay, would be €1,832 million for the grid technology joint venture, €638 million for the renewable energy joint venture, and €125 million for the nuclear and French steam power joint venture. The transfer of all interests would occur in October 2018.

CHANGES TO REDEEMABLE NONCONTROLLING INTERESTS
	Three months ended June 30		Six months ended June 30
(In millions)	2018	2017	2018	2017

Beginning balance	$3,549	$3,046	$3,391	$3,017
Net earnings (loss)	(116)	(53)	(149)	(162)
Dividends	(6)	—	(19)	(11)
Redemption value adjustment	133	67	198	167
Other	(184)	125	(45)	175
Balance at June 30(a)	$3,376	$3,185	$3,376	$3,185

(a)	Included $3,019 million and $2,894 million related to the Alstom joint ventures at June 30, 2018 and 2017, respectively.

OTHER

Common dividends from GE Capital to GE were zero and $2,105 million, including cash dividends of $2,016 million in the three months ended June 30, 2018 and 2017, respectively, and zero and $4,105 million, including cash dividends of $4,016 million for the six months ended June 30, 2018 and 2017, respectively.

NOTE 16. EARNINGS PER SHARE INFORMATION

	Three months ended June 30
	2018		2017
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations for per-share calculation(a)(b)	$919	$920	$1,204	$1,204
Preferred stock dividends	(185)	(185)	(182)	(182)
Earnings from continuing operations attributable to common shareowners for per-share calculation(a)(b)	$734	$735	$1,022	$1,022
Loss from discontinued operations for per-share calculation(a)(b)	(125)	(125)	(157)	(157)
Net earnings attributable to GE common shareowners for per-share calculation(a)(b)	$614	$615	$869	$869

Average equivalent shares
Shares of GE common stock outstanding	8,688	8,688	8,671	8,671
Employee compensation-related shares (including stock options)	11	—	89	—
Total average equivalent shares	8,699	8,688	8,760	8,671

Per-share amounts
Earnings from continuing operations	$0.08	$0.08	$0.12	$0.12
Loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.02)
Net earnings	0.07	0.07	0.10	0.10

2018 2Q FORM 10-Q 93

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six months ended June 30
	2018		2017
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations for per-share calculation(a)(b)	$1,321	$1,322	$1,355	$1,354
Preferred stock dividends	(222)	(222)	(216)	(216)
Earnings from continuing operations attributable to common shareowners for per-share calculation(a)(b)	$1,099	$1,100	$1,139	$1,138
Loss from discontinued operations for per-share calculation(a)(b)	(1,680)	(1,679)	(399)	(400)
Net earnings attributable to GE common shareowners for per-share calculation(a)(b)	$(574)	$(573)	$747	$747

Average equivalent shares
Shares of GE common stock outstanding	8,686	8,686	8,695	8,695
Employee compensation-related shares (including stock options)	9	—	94	—
Total average equivalent shares	8,694	8,686	8,789	8,695

Per-share amounts
Earnings from continuing operations	$0.13	$0.13	$0.13	$0.13
Loss from discontinued operations	(0.19)	(0.19)	(0.05)	(0.05)
Net earnings	(0.07)	(0.07)	0.09	0.09

(a)
Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities. For the three and six months ended June 30, 2018 and 2017, pursuant to the two-class method, as a result of excess dividends in respect to the current period earnings, losses were not allocated to the participating securities.

(b)	Included an insignificant amount of dividend equivalents in each of the periods presented.

For the three months ended June 30, 2018 and 2017, approximately 411 million and 33 million of outstanding stock awards were not included in the computation of diluted earnings per share because their effect was antidilutive. For the six months ended June 30, 2018 and 2017, approximately 407 million and 26 million of outstanding stock awards were not included in the computation of diluted earnings per share because their effect was antidilutive.

Earnings per share amounts are computed independently for earnings from continuing operations, loss from discontinued operations and net earnings. As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net earnings.

94 2018 2Q FORM 10-Q

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

	June 30, 2018		December 31, 2017
(In millions)	Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value

GE
Assets
Notes receivable	$680	$680	$700	$700
Liabilities
Borrowings(a)(b)	33,460	32,905	34,473	35,416
Borrowings (debt assumed)(a)(c)	37,499	41,339	47,114	53,502

GE Capital
Assets
Loans	13,345	13,319	17,363	17,331
Other commercial mortgages	1,615	1,662	1,489	1,566
Loans held for sale	3,217	3,219	3,274	3,274
Liabilities
Borrowings(a)(d)(e)(f)	47,121	49,538	55,353	60,415
Investment contracts	2,482	2,769	2,569	2,996

(a)	See Note 11.

(b)	Included $130 million and $217 million of accrued interest in estimated fair value at June 30, 2018 and December 31, 2017, respectively.

(c)	Included $650 million and $696 million of accrued interest in estimated fair value at June 30, 2018 and December 31, 2017, respectively.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at June 30, 2018 and December 31, 2017 would have been reduced by $1,255 million and $1,754 million, respectively.

(e)	Included $485 million and $731 million of accrued interest in estimated fair value at June 30, 2018 and December 31, 2017, respectively.

(f)	Excluded $29,309 million and $39,844 million of net intercompany payable to GE at June 30, 2018 and December 31, 2017, respectively.

NOTIONAL AMOUNTS OF LOAN COMMITMENTS

(In millions)	June 30, 2018	December 31, 2017

Ordinary course of business lending commitments(a)	$1,052	$1,105
Unused revolving credit lines	149	198

(a)	Excluded investment commitments of $731 million and $677 million at June 30, 2018 and December 31, 2017, respectively.

2018 2Q FORM 10-Q 95

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Economic hedges – These derivatives are not designated as hedges from an accounting standpoint (and therefore we do not apply hedge accounting to the relationship) but otherwise serve the same economic purpose as other hedging arrangements. We use economic hedges when we have exposures to currency exchange risk for which we are unable to meet the requirements for hedge accounting or when changes in the carrying amount of the hedged item are already recorded in earnings in the same period as the derivative making hedge accounting unnecessary. Even though the derivative is an effective economic hedge, there may be a net effect on earnings in each period due to differences in the timing of earnings recognition between the derivative and the hedged item.

NOTIONAL AMOUNT OF DERIVATIVES

The notional amount of a derivative is the number of units of the underlying (for example, the notional principal amount of the debt in an interest rate swap). The notional amount is used to compute interest or other payment streams to be made under the contract and is a measure of our level of activity. We generally disclose derivative notional amounts on a gross basis. The majority of the outstanding notional amount of $147 billion at June 30, 2018 is related to managing interest rate and currency risk between financial assets and liabilities in our financial services business. The remaining derivative notional amount primarily relates to hedges of anticipated sales and purchases in foreign currency, commodity purchases and contractual terms in contracts that are considered embedded derivatives.

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

96 2018 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE OF DERIVATIVES

	June 30, 2018		December 31, 2017
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$1,452	$267	$1,862	$148
Currency exchange contracts	181	93	160	70
	1,632	360	2,021	218

Derivatives not accounted for as hedges
Interest rate contracts	37	2	93	8
Currency exchange contracts	1,514	2,864	1,111	2,043
Other contracts	74	108	139	91
	1,625	2,975	1,343	2,143

Gross derivatives recognized in statement of financial position
Gross derivatives	3,257	3,334	3,364	2,361
Gross accrued interest	273	(12)	469	(38)
	3,530	3,322	3,833	2,323

Amounts offset in statement of financial position
Netting adjustments(a)	(2,044)	(2,043)	(1,457)	(1,456)
Cash collateral(b)	(955)	(763)	(1,529)	(578)
	(2,999)	(2,807)	(2,986)	(2,034)

Net derivatives recognized in statement of financial position
Net derivatives	530	515	847	289

Amounts not offset in statement of financial position
Securities held as collateral(c)	(102)	—	(405)	—

Net amount	$429	$515	$441	$289

Derivatives are classified in the captions "All other assets" and "All other liabilities" and the related accrued interest is classified in "Other GE Capital receivables" and "All other liabilities" in our Statement of Financial Position.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk. At June 30, 2018 and December 31, 2017, the cumulative adjustment for non-performance risk was $(1) million and $(1) million, respectively.

(b)
Excluded excess cash collateral received and posted of $218 million and $425 million at June 30, 2018, respectively, and $10 million and $255 million at December 31, 2017, respectively. Excess cash collateral posted includes initial margin for cleared trades.

(c)	Excluded excess securities collateral received of $7 million and $16 million at June 30, 2018 and December 31, 2017, respectively.

2018 2Q FORM 10-Q 97

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EFFECTS OF DERIVATIVES ON EARNINGS

All derivatives are marked to fair value on our balance sheet, whether they are designated in a hedging relationship for accounting purposes or are used as economic hedges.

	Three months ended June 30			Six months ended June 30
(In millions)	Effect on hedging instrument	Effect on underlying	Effect on earnings (a)	Effect on hedging instrument	Effect on underlying	Effect on earnings

2018
Cash flow hedges	$(161)	$162	$—	$(19)	$20	$1
Fair value hedges	(225)	195	(30)	(922)	866	(56)
Net investment hedges(b)	816	(810)	6	213	(205)	8
Economic hedges(c)	(1,248)	1,244	(3)	(783)	670	(113)
Total			$(27)			$(160)

2017
Cash flow hedges	$34	$(34)	$—	$56	$(56)	$—
Fair value hedges	(57)	2	(56)	(282)	164	(118)
Net investment hedges(b)	(487)	490	3	(1,050)	1,063	13
Economic hedges(c)	979	(1,180)	(200)	641	(956)	(315)
Total			$(253)			$(420)

The amounts in the table above generally do not include associated derivative accruals in income or expense.

(a)
For cash flow and fair value hedges, the effect on earnings is primarily related to ineffectiveness. For net investment hedges, the effect on earnings is related to ineffectiveness and spot-forward differences.

(b)
Both non-derivatives and derivatives hedging instruments are included. The carrying value of non-derivative instruments designated as net investment hedges was $(20,750) million and $(24,232) million at June 30, 2018 and 2017, respectively. Total pre-tax reclassifications from CTA to gain (loss) was zero and $59 million at June 30, 2018 and 2017, respectively. Total pre-tax reclassifications from CTA to gain (loss) included zero and $59 million recorded in discontinued operations at June 30, 2018 and 2017, respectively.

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

CASH FLOW HEDGE ACTIVITY
	Gain (loss) recognized in AOCI			Gain (loss) reclassified from AOCI into earnings
	for the three months ended June 30			for the three months ended June 30
(In millions)	2018	2017	2016	2018	2017	2016

Interest rate contracts	$(3)	$3	$12	$(4)	$(6)	$(26)
Currency exchange contracts	(158)	32	1	(68)	71	40
Commodity contracts	—	(2)	(1)	—	—	(1)
Total(a)	$(162)	$34	$12	$(72)	$65	$14

CASH FLOW HEDGE ACTIVITY
	Gain (loss) recognized in AOCI			Gain (loss) reclassified from AOCI into earnings
	for the six months ended June 30			for the six months ended June 30
(In millions)	2018	2017	2016	2018	2017	2016

Interest rate contracts	$(7)	$2	$31	$(6)	$(15)	$(55)
Currency exchange contracts	(13)	54	(77)	(1)	79	(13)
Commodity contracts	—	—	—	—	—	(3)
Total(a)	$(20)	$56	$(45)	$(7)	$64	$(71)

(a)
Gain (loss) is recorded in "GE Capital revenues from services", "Interest and other financial charges", "Sales of goods", "Cost of goods sold" and "Other costs and expenses" in our Statement of Earnings when reclassified.

98 2018 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $80 million gain at June 30, 2018. We expect to transfer $61 million loss to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In the six months ended June 30, 2018, 2017 and 2016, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At June 30, 2018, 2017 and 2016, the maximum term of derivative instruments that hedge forecasted transactions was 14 years, 15 years and 16 years, respectively.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivables due from the counterparties, measured at current market value, exceeds specified limits. The fair value of such collateral was $1,057 million at June 30, 2018, of which $955 million was cash and $102 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of cash collateral posted was $763 million at June 30, 2018. At June 30, 2018, our exposures to counterparties (including accrued interest), net of collateral we hold, was $358 million. This excludes exposures related to embedded derivatives.

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3 or other ratings levels agreed upon with the counterparty. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability, after consideration of collateral posted by us and outstanding interest payments was $463 million at June 30, 2018. This excludes exposure related to embedded derivatives.

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

2018 2Q FORM 10-Q 99

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The remaining three joint ventures were formed as part of the Alstom acquisition. These joint ventures include grid technology, renewable energy, and global nuclear and French steam power and have combined assets, liabilities and redeemable non-controlling interest as of June 30, 2018 and December 31, 2017 of $15,200 million, $9,927 million and $3,019 million and $16,344 million, $11,463 million and $3,065 million, respectively. These joint ventures are considered VIEs because the equity held by Alstom does not participate fully in the earnings of the ventures due to contractual features allowing Alstom to sell their interests back to GE (see Note 14 for further information). We consolidate these joint ventures because we control all their significant activities. These joint ventures are in all other respects regular businesses and are therefore exempt from ongoing disclosure requirements for consolidated VIEs provided below.

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

ASSETS AND LIABILITIES OF CONSOLIDATED VIEs
		GE Capital
(In millions)	GE	Customer Notes receivables(a)	Other(b)	Total

June 30, 2018
Assets
Financing receivables, net	$—	$—	$1,003	$1,003
Current receivables	76	418	—	494
Other assets	524	1,012	1,271	2,807
Total	$600	$1,429	$2,274	$4,304

Liabilities
Borrowings	$44	$—	$1,154	$1,198
Non-recourse borrowings	—	610	14	624
Other liabilities	257	663	584	1,504
Total	$301	$1,274	$1,751	$3,326

December 31, 2017
Assets
Financing receivables, net	$—	$—	$792	$792
Current receivables	59	570	—	630
Investment securities	—	—	918	918
Other assets	586	1,182	1,920	3,688
Total	$646	$1,752	$3,630	$6,028

Liabilities
Borrowings	$39	$—	$1,027	$1,066
Non-recourse borrowings	—	669	16	685
Other liabilities	345	1,021	1,525	2,891
Total	$384	$1,690	$2,568	$4,642

(a)	Two funding vehicles established to purchase customer notes receivable from GE, one of which is partially funded by third-party debt.

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

Total revenues from our consolidated VIEs were $164 million and $256 million for the three months ended June 30, 2018 and 2017 and $338 million and $508 million for the six months ended June 30, 2018 and 2017, respectively. Related expenses consisted primarily of cost of goods and services of $60 million and $83 million for the three months ended June 30, 2018 and 2017 and $133 million and $178 million for the six months ended June 30, 2018 and 2017, respectively.

100 2018 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Where we provide servicing for third-party investors, we are contractually permitted to commingle cash collected from customers on financing receivables sold to third-party investors with our own cash prior to payment to third-party investors, provided our short-term credit rating does not fall below A-1/P1. These third-party investors also owe us amounts for purchased financial assets and scheduled interest and principal payments. At June 30, 2018 and December 31, 2017, the amounts of commingled cash owed to the third-party investors were $23 million and $61 million, respectively.

UNCONSOLIDATED VARIABLE INTEREST ENTITIES

We become involved with unconsolidated VIEs primarily through assisting in the formation and financing of the entity. We do not consolidate these entities because we do not have power over decisions that significantly affect their economic performance. Our investments in unconsolidated VIEs, at June 30, 2018 and December 31, 2017 were $4,987 million and $5,833 million, respectively. Substantially all of these investments are held by Energy Financial Services. Obligations to make additional investments in these entities are not significant.

NOTE 19. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES

COMMITMENTS

The GE Capital Aviation Services (GECAS) business in GE Capital has placed multiple-year orders for various Boeing, Airbus and other aircraft manufacturers with list prices approximating $35,930 million and secondary orders with airlines for used aircraft of approximately $3,171 million at June 30, 2018. In our Aviation segment, we have committed to provide financing assistance of $2,834 million of future customer acquisitions of aircraft equipped with our engines.

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

At June 30, 2018, we were committed under the following guarantee arrangements beyond those provided on behalf of VIEs. See Note 18.

Credit Support. We have provided $1,731 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable these customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed, or possibly by certain other assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $77 million at June 30, 2018.

Indemnification Agreements – Continuing Operations. We have agreements that require us to fund up to $230 million at June 30, 2018 under residual value guarantees on a variety of leased equipment. Under most of our residual value guarantees, our commitment is secured by the leased asset. The liability for these indemnification agreements was $6 million at June 30, 2018.

At June 30, 2018, we also had $2,006 million of other indemnification commitments, substantially all of which relate to representations and warranties in sales of businesses or assets. The liability for these indemnification commitments was $259 million at June 30, 2018.

Indemnification Agreements – Discontinued Operations. At June 30, 2018, we provided specific indemnifications to buyers of GE Capital’s assets that, in the aggregate, represent substantially all of the maximum potential claim of $2,599 million.The majority of these indemnifications relate to the sale of businesses and assets under the GE Capital Exit Plan. We have recorded related liabilities of $333 million, which incorporates our evaluation of risk and the likelihood of making payments under the indemnities. The recognized liabilities represent the estimated fair value of the indemnities when issued as adjusted for any subsequent probable and estimable losses. In addition, in connection with the 2015 public offering and sale of Synchrony Financial, GE Capital indemnified Synchrony Financial and its directors, officers, and employees against the liabilities of GECC's businesses other than historical liabilities of the businesses that are part of Synchrony Financial's ongoing operations.

2018 2Q FORM 10-Q 101

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent Consideration. These are agreements to provide additional consideration to a buyer or seller in a business combination if contractually specified conditions related to the acquisition or disposition are achieved. Amount of contingent consideration was insignificant at June 30, 2018.

PRODUCT WARRANTIES

We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information – mostly historical claims experience – claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows.

	Six months ended June 30
(In millions)	2018	2017

Balance at January 1	$2,348	$1,929
Current-year provisions	371	354
Expenditures	(452)	(412)
Other changes(a)	142	108
Balance as of June 30	$2,410	$1,979
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

The remaining active claims have been brought by securitization trustees or administrators seeking recovery from WMC for alleged breaches of representations and warranties on mortgage loans that serve as collateral for residential mortgage-backed securities (RMBS). At June 30, 2018, such claims consisted of $307 million of individual claims generally submitted before the filing of a lawsuit (compared to $462 million at December 31, 2017) and $875 million of additional claims asserted against WMC in litigation without making a prior claim (Litigation Claims) (compared to $3,198 million at December 31, 2017). The total amount of these claims, $1,182 million, reflects the purchase price or unpaid principal balances of the loans at the time of purchase and does not give effect to pay downs or potential recoveries based upon the underlying collateral, which in many cases are substantial, nor to accrued interest or fees. WMC believes that repurchase claims brought based upon representations and warranties made more than six years before WMC was notified of the claim would be disallowed in legal proceedings under applicable law and the June 11, 2015 decision of the New York Court of Appeals in ACE Securities Corp. v. DB Structured Products, Inc., on the statute of limitations period governing such claims.

Reserves related to repurchase claims made against WMC were $294 million at June 30, 2018, reflecting a net decrease to reserves in the six months ended June 30, 2018 of $122 million due to settlements. The reserve estimate takes into account recent settlement activity and is based upon WMC’s evaluation of the remaining exposures as a percentage of estimated lifetime mortgage loan losses within the pool of loans supporting each securitization for which timely claims have been asserted in litigation against WMC. Settlements in prior periods reduced WMC’s exposure on claims asserted in certain securitizations and the claim amounts reported above give effect to these settlements. During the first quarter of 2018, we also recorded a reserve of $1,500 million in connection with the U.S. Department of Justice's (DOJ) ongoing investigation regarding potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) by WMC and GE Capital discussed in Legal Proceedings. This charge was recorded in the first quarter based upon our estimate of the loss contingency at that time, including the status of our settlement discussions with the DOJ in the first quarter and an assessment of prior settlements reached in similar matters. There were no changes to this estimate in the second quarter of 2018.

ROLLFORWARD OF THE RESERVE RELATED TO REPURCHASE CLAIMS

	Three months ended June 30		Six months ended June 30
(In millions)	2018	2017	2018	2017

Balance, beginning of period	$342	$626	$416	$626
Provision	5	10	5	10
Claim resolutions / rescissions	(53)	—	(127)	—
Balance, end of period	$294	$636	$294	$636

102 2018 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Given the significant litigation activity and WMC’s continuing efforts to resolve the lawsuits involving claims made against WMC, it is difficult to assess whether future losses will be consistent with WMC’s past experience. Adverse changes to WMC’s assumptions supporting the reserve may result in an increase to these reserves. WMC estimates a range of reasonably possible loss from $0 to approximately $500 million over its recorded reserve at June 30, 2018. This estimate involves significant judgment and may not reflect the range of uncertainties and unpredictable outcomes inherent in litigation, including the matters discussed in Legal Proceedings and potential changes in WMC’s legal strategy. This estimated range of reasonably possible loss excludes any possible loss associated with an adverse court decision on the applicable statute of limitations, as well as any additional loss beyond the amount of our current reserve for the FIRREA investigation, as we are unable at this time to develop such a meaningful estimate. With respect to the FIRREA investigation, this inability to develop a meaningful estimate of any additional loss beyond the amount of our current reserve reflects, among other factors, the wide variety and broad range of penalties and other sanctions incurred by various financial institutions in proceedings and settlements involving claims made under FIRREA by the DOJ, and the possibility WMC will file for bankruptcy in the event of a finding of liability in the TMI case discussed in Legal Proceedings. In the event of a WMC bankruptcy, GE Capital would be required to reassess its WMC consolidation analysis depending upon the specific facts and circumstances at that time, which might result in GE Capital no longer consolidating WMC’s assets and liabilities in its financial statements. In that circumstance, GE and GE Capital at that time would have to assess their direct exposure, if any, for purposes of determining their respective WMC-related loss contingencies. It is possible, however, that the ultimate liability of GE Capital and/or WMC could be higher than our current reserve if a negotiated settlement of the FIRREA investigation cannot be reached at a level commensurate with the reserve, or if we face adverse litigation outcomes if a negotiated settlement cannot be reached.

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

To the extent WMC is required to repurchase loans, WMC’s loss also would be affected by several factors, including pay downs, accrued interest and fees, and the value of the underlying collateral. The reserve and estimate of possible loss reflect judgment, based on currently available information, and a number of assumptions, including economic conditions, claim and settlement activity, pending and threatened litigation, court decisions regarding WMC’s legal defenses, indemnification demands, government activity, and other variables in the mortgage industry. Actual losses arising from claims against WMC could exceed these amounts and additional claims and lawsuits could result if actual claim rates, governmental actions, litigation and indemnification activity, adverse court decisions, actual settlement rates or losses WMC incurs on repurchased loans differ from its assumptions. Adverse developments under any of these scenarios, or a finding of liability in the TMI case discussed above, could be in an amount exceeding the total value of WMC's assets and could result in WMC filing for bankruptcy.

Alstom legacy matters. On November 2, 2015, we acquired the Thermal, Renewables and Grid businesses from Alstom. Prior to the acquisition, the seller was the subject of two significant cases involving anti-competitive activities and improper payments: (1) in January 2007, Alstom was fined €65 million by the European Commission for participating in a gas insulated switchgear cartel that operated from 1988 to 2004 (that fine was later reduced to €59 million), and (2) in December 2014, Alstom pled guilty in the United States to multiple violations of the Foreign Corrupt Practices Act and paid a criminal penalty of $772 million. As part of GE’s accounting for the acquisition, we established a reserve amounting to $858 million for legal and compliance matters related to the legacy business practices that were the subject of these and related cases in various jurisdictions. At June 30, 2018, this reserve balance was $921 million. The increase is primarily driven by foreign currency movements.

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

2018 2Q FORM 10-Q 103

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

Amounts reported in the “Proceeds from sales of discontinued operations” and “Proceeds from principal business dispositions” lines in the Statement of Cash Flows are net of cash transferred and include certain deal-related costs. Amounts reported in the “Net cash from (payments for) principal businesses purchased” line are net of cash acquired and include certain deal-related costs and debt assumed and immediately repaid in acquisitions. Amounts reported in the “All other operating activities” line in the Statement of Cash Flows reflect cash sources and uses as well as non-cash adjustments to net income including those related to taxes, pension, gains (losses) on principal business dispositions, and restructuring and other charges. Certain supplemental information related to our cash flows is shown below.

GE

	Six months ended June 30
(In millions)	2018	2017

All other operating activities
(Gains) losses on purchases and sales of business interests(a)	$(280)	$(42)
Income taxes(b)	(388)	(482)
Principal pension plans(c)	1,052	1,542
Other postretirement benefit plans(d)	(669)	(279)
Restructuring and other charges(e)	403	584
Other(f)	(2,119)	(2,018)
	$(2,001)	$(696)
All other investing activities
Derivative settlements (net)(g)	$(489)	$—
Investments in intangible assets (net)	(533)	(363)
Other	136	(164)
	$(886)	$(527)
Net dispositions (purchases) of GE shares for treasury
Open market purchases under share repurchase program	$(134)	$(3,325)
Other purchases	(9)	(19)
Dispositions	136	612
	$(6)	$(2,732)

(a)
Included a pre-tax gain on sales of businesses reclassified to Proceeds from principal business dispositions within Cash flows from investing activities of $(305) million for Industrial Solutions in the six months ended June 30, 2018. See Note 2.

(b)
Reflected the effects of current tax expense of $484 million and $810 million and net cash paid during the year for income taxes of $(873) million and $(1,292) million for the six months ended June 30, 2018 and 2017, respectively. Cash flows effects of deferred tax provisions (benefits) are shown separately within Cash flows from operating activities in the Statement of Cash Flows.

(c)
Reflected the effects of pension costs of $2,094 million and $1,869 million and employer contributions of $(1,042) million and $(327) million for the six months ended June 30, 2018 and 2017, respectively. See Note 13.

(d)
Reflected the effects of other postretirement plans costs (income) of $(95) million and $197 million and employer contributions of $(574) million and $(476) million for the six months ended June 30, 2018 and 2017, respectively. See Note 13.

(e)
Reflected the effects of restructuring and other charges of $1,225 million and $1,603 million and restructuring and other cash expenditures of $(822) million and $(1,019) million for the six months ended June 30, 2018 and 2017, respectively. Excludes non-cash adjustments reflected as Depreciation and amortization of property, plant and equipment in the Statement of Cash Flows.

(f)
Included other adjustments to net income, such as cash and non-cash gains and losses from other investments and sales of intangible assets, write-downs of assets, the impacts of acquisition accounting and changes in other assets and other liabilities classified as operating activities, such as the timing of payments of employee-related liabilities, contract-related costs and customer allowances.

(g)
Excluded net derivative settlements of $(512) million in the six months ended June 30, 2017. The classification of the settlement of derivative instruments was changed from operating cash flows to investing cash flows in the second half of 2017.

104 2018 2Q FORM 10-Q

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

	Six months ended June 30
(In millions)	2018	2017

Cash from (used for) operating activities-continuing operations
Combined	$(927)	$5,550
GE current receivables sold to GE Capital	3,115	1,301
GE Capital dividends to GE	—	(4,016)
Other reclassifications and eliminations(a)	52	95
Total cash from (used for) operating activities-continuing operations	$2,240	$2,930
Cash from (used for) investing activities-continuing operations
Combined	$5,696	$3,190
GE current receivables sold to GE Capital	(4,093)	(1,612)
GE Capital long-term loans to GE	920	4,075
GE Capital short-term loan to GE	—	(1,329)
Other reclassifications and eliminations(a)	143	73
Total cash from (used for) investing activities-continuing operations	$2,665	$4,397
Cash from (used for) financing activities-continuing operations
Combined	$(20,778)	$(13,502)
GE current receivables sold to GE Capital	978	311
GE Capital dividends to GE	—	4,016
GE Capital long-term loans to GE	(920)	(4,075)
GE Capital short-term loan to GE	—	1,329
Other reclassifications and eliminations(a)	(194)	(168)
Total cash from (used for) financing activities-continuing operations	$(20,913)	$(12,089)

(a)
Includes eliminations of other cash flows activities, including financing of long-term receivables of $737 million and $(347) million in the six months ended June 30, 2018 and 2017 respectively, and various investments, loans and allocations of GE corporate overhead costs.

2018 2Q FORM 10-Q 105

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

PRESENTATION

In connection with the registration of the senior notes, the Company is required to provide certain financial information regarding the Issuer and the Guarantors of the registered securities. Included are the Condensed Consolidating Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2018 and 2017, Condensed Consolidating Statements of Financial Position as of June 30, 2018 and December 31, 2017 and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2018 and 2017 for:

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

•	Consolidated - prepared on a consolidated basis.

106 2018 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

(in millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues
Sales of goods and services	$7,947	$—	$—	$41,000	$(20,854)	$28,093
GE Capital revenues from services	—	233	326	2,593	(1,141)	2,011
Total revenues	7,947	233	326	43,593	(21,995)	30,104

Costs and expenses
Interest and other financial charges	1,868	230	617	1,381	(2,801)	1,295
Other costs and expenses	11,692	—	—	38,372	(21,722)	28,341
Total costs and expenses	13,560	230	617	39,753	(24,523)	29,636
Other income (loss)	1,621	—	—	2,970	(3,727)	864
Equity in earnings (loss) of affiliates	4,442	—	(127)	12,249	(16,563)	—
Earnings (loss) from continuing operations before income taxes	450	3	(418)	19,059	(17,763)	1,331
Benefit (provision) for income taxes	471	—	—	(1,162)	150	(542)
Earnings (loss) from continuing operations	921	3	(418)	17,897	(17,613)	789
Earnings (loss) from discontinued operations, net of taxes	(121)	—	(63)	—	63	(121)
Net earnings (loss)	800	3	(482)	17,897	(17,550)	669
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(116)	(16)	(132)
Net earnings (loss) attributable to the Company	800	3	(482)	18,013	(17,534)	800
Other comprehensive income (loss)	(571)	—	(94)	(2,509)	2,603	(571)
Comprehensive income (loss) attributable to the Company	$229	$3	$(575)	$15,503	$(14,931)	$229

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

(in millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues
Sales of goods and services	$8,080	$—	$—	$37,615	$(18,621)	$27,075
GE Capital revenues from services	—	173	188	2,589	(928)	2,022
Total revenues	8,080	173	188	40,204	(19,549)	29,097

Costs and expenses
Interest and other financial charges	767	159	489	1,221	(1,463)	1,174
Other costs and expenses	8,571	—	9	37,570	(19,023)	27,126
Total costs and expenses	9,338	159	497	38,791	(20,486)	28,300
Other income (loss)	57	—	—	28,005	(27,732)	330
Equity in earnings (loss) of affiliates	2,028	—	450	13,982	(16,460)	—
Earnings (loss) from continuing operations before income taxes	828	14	141	43,400	(43,255)	1,127
Benefit (provision) for income taxes	375	(2)	—	(230)	(105)	38
Earnings (loss) from continuing operations	1,203	12	141	43,170	(43,361)	1,164
Earnings (loss) from discontinued operations, net of taxes	(146)	—	(5)	3	2	(146)
Net earnings (loss)	1,057	12	136	43,172	(43,359)	1,019
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	16	(54)	(38)
Net earnings (loss) attributable to the Company	1,057	12	136	43,156	(43,304)	1,057
Other comprehensive income (loss)	1,309	—	32	(25,537)	25,505	1,309
Comprehensive income (loss) attributable to the Company	$2,366	$12	$168	$17,619	$(17,799)	$2,366

2018 2Q FORM 10-Q 107

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

(in millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues
Sales of goods and services	$15,651	$—	$—	$78,980	$(39,664)	$54,967
GE Capital revenues from services	—	441	551	4,151	(1,346)	3,797
Total revenues and other income (loss)	15,651	441	551	83,131	(41,010)	58,764

Costs and expenses
Interest and other financial charges	3,248	436	1,164	2,645	(4,912)	2,580
Other costs and expenses	19,829	—	—	76,515	(40,835)	55,509
Total costs and expenses	23,077	436	1,163	79,160	(45,746)	58,089
Other income (loss)	1,896	—	—	1,097	(1,924)	1,069
Equity in earnings (loss) of affiliates	7,034	—	493	12,090	(19,617)	—
Earnings (loss) from continuing operations before income taxes	1,503	5	(119)	17,159	(16,804)	1,744
Benefit (provision) for income taxes	(177)	(1)	—	(562)	225	(515)
Earnings (loss) from continuing operations	1,326	4	(119)	16,596	(16,579)	1,229
Earnings (loss) from discontinued operations, net of taxes	(1,673)	—	(81)	1	79	(1,673)
Net earnings (loss)	(347)	4	(200)	16,597	(16,500)	(444)
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(121)	24	(98)
Net earnings (loss) attributable to the Company	(347)	4	(200)	16,719	(16,523)	(347)
Other comprehensive income (loss)	971	—	(55)	(1,631)	1,686	971
Comprehensive income (loss) attributable to the Company	$625	$4	$(254)	$15,087	$(14,837)	$625

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

(in millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues
Sales of goods and services	$16,872	$—	$—	$73,705	$(38,886)	$51,691
GE Capital revenues from services	—	329	374	4,859	(1,275)	4,286
Total revenues and other income (loss)	16,872	329	374	78,564	(40,161)	55,978

Costs and expenses
Interest and other financial charges	1,677	309	943	2,303	(2,920)	2,313
Other costs and expenses	18,200	—	22	73,510	(38,615)	53,118
Total costs and expenses	19,877	309	965	75,813	(41,534)	55,431
Other income (loss)	111	—	—	32,625	(32,209)	527
Equity in earnings (loss) of affiliates	3,736	—	692	50,664	(55,093)	—
Earnings (loss) from continuing operations before income taxes	843	20	101	86,040	(85,929)	1,074
Benefit (provision) for income taxes	519	(2)	115	(699)	210	142
Earnings (loss) from continuing operations	1,362	17	215	85,341	(85,719)	1,217
Earnings (loss) from discontinued operations, net of taxes	(388)	—	278	3	(278)	(385)
Net earnings (loss)	974	17	493	85,344	(85,997)	832
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(32)	(110)	(142)
Net earnings (loss) attributable to the Company	974	17	493	85,377	(85,887)	974
Other comprehensive income (loss)	3,131	—	649	(26,994)	26,345	3,131
Comprehensive income (loss) attributable to the Company	$4,105	$17	$1,142	$58,383	$(59,542)	$4,105

108 2018 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
JUNE 30, 2018 (UNAUDITED)

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Assets
Cash, cash equivalents and restricted cash	$1,852	$—	$3	$26,452	$(634)	$27,674
Investment securities	—	—	—	37,429	(818)	36,611
Receivables - net	38,831	17,348	32,799	78,684	(131,976)	35,686
Inventories	4,790	—	—	21,093	(5,411)	20,473
Property, plant and equipment - net	5,816	—	—	46,488	(1,438)	50,866
Investment in subsidiaries(a)	281,298	—	78,171	724,902	(1,084,371)	—
Goodwill and intangible assets	8,374	—	—	88,376	5,443	102,193
All other assets	9,503	16	19	225,997	(171,321)	64,214
Assets of discontinued operations	—	—	—	—	5,053	5,053
Total assets	$350,465	$17,364	$110,991	$1,249,421	$(1,385,473)	$342,769

Liabilities and equity
Short-term borrowings	$167,290	$—	$47,189	$12,832	$(212,892)	$14,419
Accounts payable	12,833	—	—	49,954	(47,762)	15,026
Other current liabilities	11,270	9	3	32,525	(6,885)	36,922
Long-term and non-recourse borrowings	62,642	15,912	35,007	49,529	(61,936)	101,154
All other liabilities	41,361	422	154	66,957	(10,724)	98,169
Liabilities of discontinued operations	—	—	—	—	1,949	1,949
Total Liabilities	295,396	16,343	82,352	211,797	(338,249)	267,639

Redeemable noncontrolling interests	—	—	—	2,513	862	3,376

GE shareowners' equity	55,069	1,021	28,639	1,033,711	(1,063,371)	55,069
Noncontrolling interests	—	—	—	1,400	15,285	16,685
Total equity	55,069	1,021	28,639	1,035,111	(1,048,086)	71,754
Total liabilities, redeemable noncontrolling interests and equity	$350,465	$17,364	$110,991	$1,249,421	$(1,385,473)	$342,769

(a)	Included within the subsidiaries of the Subsidiary Guarantor are cash and cash equivalent balances of $8,819 million and net assets of discontinued operations of $3,329 million.

2018 2Q FORM 10-Q 109

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
DECEMBER 31, 2017

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Assets
Cash, cash equivalents and restricted cash	$3,472	$—	$3	$41,236	$(743)	$43,967
Investment securities	1	—	—	39,809	(1,113)	38,696
Receivables - net	50,923	17,316	32,381	87,776	(147,551)	40,846
Inventories	4,587	—	—	22,215	(7,383)	19,419
Property, plant and equipment - net	5,808	—	—	48,516	(450)	53,874
Investment in subsidiaries(a)	277,929	—	77,488	715,936	(1,071,353)	—
Goodwill and intangible assets	8,014	—	—	90,226	6,002	104,242
All other assets	30,737	16	32	236,771	(205,269)	62,288
Assets of discontinued operations	—	—	—	—	5,912	5,912
Total assets	$381,472	$17,332	$109,904	$1,282,485	$(1,421,948)	$369,245

Liabilities and equity
Short-term borrowings	$191,807	$—	$46,033	$22,603	$(236,407)	$24,036
Accounts payable	8,126	—	—	77,509	(70,462)	15,172
Other current liabilities	11,892	8	3	28,218	(34)	40,088
Long-term and non-recourse borrowings	71,023	16,632	34,730	55,367	(67,197)	110,556
All other liabilities	42,594	475	128	66,293	(7,694)	101,797
Liabilities of discontinued operations	—	—	—	—	706	706
Total Liabilities	325,442	17,116	80,894	249,991	(381,088)	292,355

Redeemable noncontrolling interests	—	—	—	2,627	764	3,391

GE shareowners' equity	56,030	216	29,010	1,028,311	(1,057,537)	56,030
Noncontrolling interests	—	—	—	1,556	15,912	17,468
Total equity	56,030	216	29,010	1,029,867	(1,041,625)	73,498
Total liabilities, redeemable noncontrolling interests and equity	$381,472	$17,332	$109,904	$1,282,485	$(1,421,948)	$369,245

(a)	Included within the subsidiaries of the Subsidiary Guarantor are cash and cash equivalent balances of $15,225 million and net assets of discontinued operations of $4,318 million.

110 2018 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows – operating activities
Cash from (used for) operating activities - continuing operations	$12,625	$(268)	$(117)	$8,330	$(18,330)	$2,240
Cash from (used for) operating activities - discontinued operations	(1,673)	—	—	1,381	(1)	(293)
Cash from (used for) operating activities	10,952	(268)	(117)	9,711	(18,331)	1,947

Cash flows – investing activities
Cash from (used for) investing activities – continuing operations	12,523	268	(882)	(22,097)	12,852	2,665
Cash from (used for) investing activities – discontinued operations	—	—	—	151	—	151
Cash from (used for) investing activities	12,523	268	(882)	(21,946)	12,852	2,816

Cash flows – financing activities
Cash from (used for) financing activities – continuing operations	(25,094)	—	999	(2,406)	5,588	(20,913)
Cash from (used for) financing activities – discontinued operations	—	—	—	—	—	—
Cash from (used for) financing activities	(25,094)	—	999	(2,406)	5,588	(20,913)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(285)	—	(285)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,620)	—	—	(14,926)	110	(16,436)
Cash, cash equivalents and restricted cash at beginning of year	3,472	—	3	41,993	(743)	44,724
Cash, cash equivalents and restricted cash at June 30	1,852	—	3	27,067	(634)	28,288
Less cash, cash equivalents and restricted cash of discontinued operations at June 30	—	—	—	(615)	—	(615)
Cash, cash equivalents and restricted cash of continuing operations at June 30	$1,852	$—	$3	$26,452	$(634)	$27,674

2018 2Q FORM 10-Q 111

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows – operating activities
Cash from (used for) operating activities - continuing operations	$10,330	$25	$225	$105,269	$(112,919)	$2,930
Cash from (used for) operating activities - discontinued operations	(388)	—	—	(507)	—	(895)
Cash from (used for) operating activities	9,942	25	225	104,761	(112,919)	2,035

Cash flows – investing activities
Cash from (used for) investing activities – continuing operations	(24,692)	(25)	608	(52,457)	80,963	4,397
Cash from (used for) investing activities – discontinued operations	—	—	—	(2,089)	—	(2,089)
Cash from (used for) investing activities	(24,692)	(25)	608	(54,545)	80,963	2,309

Cash flows – financing activities
Cash from (used for) financing activities – continuing operations	16,447	—	(833)	(60,697)	32,994	(12,089)
Cash from (used for) financing activities – discontinued operations	—	—	—	1,909	—	1,909
Cash from (used for) financing activities	16,447	—	(833)	(58,789)	32,994	(10,181)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	538	—	538
Increase (decrease) in cash, cash equivalents and restricted cash	1,697	—	1	(8,035)	1,037	(5,299)
Cash, cash equivalents and restricted cash at beginning of year	2,729	—	41	49,204	(1,590)	50,384
Cash, cash equivalents and restricted cash at June 30	4,426	—	42	41,169	(552)	45,085
Less cash, cash equivalents and restricted cash of discontinued operations at June 30	—	—	—	526	—	526
Cash, cash equivalents and restricted cash of continuing operations at June 30	$4,426	$—	$42	$40,643	$(552)	$44,559

112 2018 2Q FORM 10-Q

OTHER ITEMS

EXHIBITS

Exhibit 10(a)	Employment Agreement between Michael Holston and General Electric Company, effective April 9, 2018.
Exhibit 10(b)	Credit Agreement dated as of June 22, 2018 among General Electric Company, as the borrower, JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-administrative agents, and the lenders party thereto.
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
Exhibit 101
The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three and six months ended June 30, 2018 and 2017, (ii) Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017, (iii) Statement of Financial Position at June 30, 2018 and December 31, 2017, (v) Statement of Cash Flows for the six months ended June 30, 2018 and 2017, and (iv) Notes to Consolidated Financial Statements.

* Data required by Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share, is provided in Note 16 to the Consolidated Financial Statements in this Report.

2018 2Q FORM 10-Q 113

OTHER ITEMS

FORM 10-Q CROSS REFERENCE INDEX

Item Number		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	59-112

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-53

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Not applicable(a)

Item 4.	Controls and Procedures	54

Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	57-58

Item 1A.	Risk Factors	56-57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3.	Defaults Upon Senior Securities	Not applicable

Item 4.	Mine Safety Disclosures	46

Item 5.	Other Information	Not applicable

Item 6.	Exhibits	113

Signatures		115

(a)
There have been no significant changes to our market risk since December 31, 2017. For a discussion of our exposure to market risk, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

114 2018 2Q FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
July 27, 2018	/s/ Jan R. Hauser
Date	Jan R. Hauser Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

2018 2Q FORM 10-Q 115