Form 10-Q
period 2018-09-30
GENERAL ELECTRIC CO
filed 2018-10-30
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 8,698,115,000 shares of common stock with a par value of $0.06 per share outstanding at September 30, 2018.

FORWARD LOOKING STATEMENTS

FORWARD LOOKING STATEMENTS

Our public communications and SEC filings may contain "forward-looking statements" - that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "estimate," “forecast,” "target," “preliminary,” or “range.”
Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about potential business or asset dispositions, including plans to separate GE Healthcare into a standalone company, the timing and structure for that separation, the characteristics of the business to be separated and the expected benefits to GE; plans to exit our equity ownership position in Baker Hughes, a GE company (BHGE) and the expected benefits to GE; capital allocation, including our plans with respect to the timing and amount of GE dividends, organic investment and other priorities; our capital structure and access to funding, including leverage ratios and targets, debt repayment plans and credit ratings and outlooks; divestiture proceeds expectations; GE and GE Capital liquidity; future corporate performance; leverage targets; future charges and capital contributions that may be required in connection with GE Capital’s run-off insurance operations and related GE Capital portfolio actions; revenues; organic growth; cash flows and cash conversion, including the impact of working capital, contract assets and pension funding contributions; earnings per share, including the impact of the new revenue recognition accounting standard and U.S. tax reform; future business growth and productivity gains; profit margins; the benefits of restructuring, the new GE operating system and the future cost profile and performance of Corporate; our businesses’ cost structures and plans to reduce costs; restructuring, goodwill impairment or other financial charges; tax rates; transaction-related synergies, proceeds and gains; or returns on capital and investment.
For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•
our success in executing and completing, including obtaining regulatory approvals and satisfying other closing conditions for, GE Industrial and GE Capital business or asset dispositions or other announced transactions, including our planned separation of GE Healthcare and dispositions of GE Transportation and BHGE, the pricing, gain or loss recognition, timing, and anticipated proceeds from those or other transactions and potential trailing liabilities;

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

•	further downgrades of our current short- and long-term credit ratings or ratings outlooks and the related impact on our funding profile, costs and competitive position;

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

•
GE Capital's capital and liquidity needs, including in connection with GE Capital’s run-off insurance operations, the amount and timing of required capital contributions and related strategic actions that we may pursue, the WMC-related matters described below, the impact of conditions in the financial and credit markets on GE Capital's ability to sell financial assets, GE Capital’s leverage and credit ratings, the availability and cost of GE Capital funding and GE Capital's exposure to counterparties;

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

•	the impact of potential product failures and related reputational effects;

•	the impact of potential information technology, cybersecurity or data security breaches;

•	the other factors that are described in "Forward-Looking Statements" in BHGE’s most recent earnings release or SEC filings; and

•
the other factors that are described in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2018 and September 30, 2018.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.

2018 3Q FORM 10-Q 3

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

•
GE Industrial – GE excluding the continuing operations of GE Capital. We believe that this provides investors with a view as to the results of our industrial businesses and corporate items. An example of a GE Industrial metric is GE Industrial free cash flows (Non-GAAP).

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

•
Baker Hughes, a GE company or BHGE – following the combination of our Oil & Gas business with Baker Hughes Incorporated, our Oil & Gas segment comprises our ownership interest of approximately 62.5% in the new company formed in the transaction, Baker Hughes, a GE Company (BHGE). We consolidate 100% of BHGE's revenues and cash flows, while our Oil & Gas segment profit and net income are derived net of minority interest of approximately 37.5% attributable to BHGE's Class A shareholders. References to "Baker Hughes" represent legacy Baker Hughes Incorporated operating activities which, in certain cases, have been excluded from our results for comparative purposes.

•
Total segment – the sum of our seven industrial segments and one financial services segment, without giving effect to the elimination of transactions between such segments. This provides investors with a view as to the results of all of our segments, without inter-segment eliminations and corporate items.

We integrate acquisitions as quickly as possible. Revenues and earnings from the date we complete the acquisition through the end of the fourth quarter following the acquisition are considered the acquisition effect of such businesses. However, in the case of BHGE, which was acquired on July 3, 2017, we consider the results to be organic for the third quarter of 2018.

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

4 2018 3Q FORM 10-Q

MD&A

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

•	GE Cash Flows from Operating Activities (GE CFOA) - unless otherwise indicated, GE CFOA is from continuing operations.

•	GE Industrial profit margin (GAAP) – GE total revenues plus other income minus GE total costs and expenses divided by GE total revenues.

•	Net earnings (loss) – we refer to the caption “net earnings (loss) attributable to GE common shareowners” as net earnings.

•	Net earnings (loss) per share (EPS) – when we refer to net earnings (loss) per share, it is the diluted per-share amount of “net earnings attributable to GE common shareowners.”

•
Product services agreements – contractual commitments, with multiple-year terms, to provide specified services for products in our Power, Renewable Energy, Aviation, Oil & Gas and Transportation installed base – for example, monitoring, maintenance, service and spare parts for a gas turbine/generator set installed in a customer’s power plant.

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

2018 3Q FORM 10-Q 5

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

OUR INDUSTRIAL OPERATING SEGMENTS

Power	Oil & Gas(a)	Lighting
Renewable Energy	Healthcare
Aviation	Transportation

OUR FINANCIAL SERVICES OPERATING SEGMENT

Capital

(a)
Beginning in the third quarter of 2017, our Oil & Gas segment comprises our ownership interest of approximately 62.5% in BHGE. We consolidate 100% of BHGE's revenues and cash flows, while our Oil & Gas segment profit and net income are derived net of minority interest of approximately 37.5% attributable to BHGE's Class A shareholders.

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

6 2018 3Q FORM 10-Q

MD&A	KEY PERFORMANCE INDICATORS

KEY PERFORMANCE INDICATORS

2018 REVENUES PERFORMANCE
	Three months ended September 30	Nine months ended September 30
Industrial Segment	(5)%	2%
Industrial Segment Organic (Non-GAAP)	1%	(3)%
Financial Services	3%	(6)%

GE INDUSTRIAL ORDERS
	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Orders
Equipment	$15.9	$14.0	$44.2	$40.1
Services	15.6	15.4	45.7	42.3
Total	$31.4	$29.3	$89.9	$82.4

GE INDUSTRIAL BACKLOG
(In billions)	September 30, 2018	September 30, 2017

Backlog
Equipment	$89.0	$84.1
Services	289.9	272.2
Total	$378.9	$356.3

GE COSTS (GAAP) AND GE INDUSTRIAL STRUCTURAL COSTS (NON-GAAP)
	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

GE total costs and expenses (GAAP)	$50.4	$30.0	$104.4	$81.0
GE Industrial structural costs (Non-GAAP)	5.7	6.1	17.5	19.0

GE INDUSTRIAL PROFIT MARGIN (GAAP) AND ADJUSTED GE INDUSTRIAL PROFIT MARGIN (NON-GAAP)
	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017

GE Industrial profit margin (GAAP)	(83.0)%	3.3%	(25.1)%	2.9%
Adjusted GE Industrial profit margin (Non-GAAP)	8.1%	9.9%	9.6%	10.5%

EARNINGS
	Three months ended September 30		Nine months ended September 30
(In billions; per-share amounts in dollars; attributable to GE common shareowners)	2018	2017	2018	2017

Continuing earnings (loss) (GAAP)	$(22.8)	$1.4	$(21.7)	$2.6
Net earnings (loss) (GAAP)	(22.8)	1.3	(23.4)	2.1
Adjusted earnings (loss) (Non-GAAP)	1.2	1.8	4.2	4.9

Continuing earnings (loss) per share (GAAP)	$(2.63)	$0.16	$(2.50)	$0.29
Net earnings (loss) per share (GAAP)	(2.62)	0.15	(2.69)	0.24
Adjusted earnings (loss) per share (Non-GAAP)	0.14	0.21	0.49	0.56

GE CFOA (GAAP) AND GE INDUSTRIAL AND ADJUSTED GE INDUSTRIAL FREE CASH FLOWS (NON-GAAP)
	Nine months ended September 30
(In billions)	2018	2017

GE CFOA (GAAP)	$(4.1)	$4.1
GE Industrial free cash flows (Non-GAAP)	(0.7)	(1.9)
Adjusted GE Industrial free cash flows (Non-GAAP)	(0.3)	(1.2)

2018 3Q FORM 10-Q 7

MD&A	CONSOLIDATED RESULTS

CONSOLIDATED RESULTS

2018 SIGNIFICANT DEVELOPMENTS

•
During the third quarter of 2018, we recognized a non-cash pre-tax goodwill impairment charge of $22.0 billion related to our Power Generation and Grid Solutions businesses within our Power segment. See Note 8 to the consolidated financial statements for further information.

•
On October 30, 2018 we announced plans to reduce our quarterly dividend from $0.12 cents to $0.01 cent per share beginning with the Board’s next dividend declaration, which is expected to occur in December 2018. This change will allow us to retain approximately $3.9 billion of cash per year compared to the prior payout level.

•
On October 1, 2018, we announced that H. Lawrence Culp, Jr. was named Chairman and Chief Executive Officer (CEO), succeeding John L. Flannery, effective September 30, 2018. Additionally, Thomas W. Horton was elected as lead director, succeeding Mr. Culp, effective that same date.

•
On July 26, 2018, we announced that Jan R. Hauser, GE's Vice President, Controller and Chief Accounting Officer, had communicated her intention to retire from GE. Thomas S. Timko, formerly the Chief Accounting Officer of General Motors Company, was appointed as her successor, effective September 10, 2018.

ANNOUNCED TRANSACTIONS

•
In April 2018, we announced an agreement to sell our Enterprise Financial Management, Ambulatory Care Management and Workforce Management assets, comprising our Healthcare segment’s Value-Based Care Division, to Veritas Capital, a private equity investment firm, for net proceeds of approximately $1.0 billion in cash. This transaction closed on July 10, 2018 and resulted in the recognition of a pre-tax gain of approximately $0.7 billion in the third quarter of 2018.

•
In May 2018, we announced an agreement to merge our Transportation segment with Wabtec Corporation, a U.S. rail equipment manufacturer. Under the agreement, which has been approved by the Boards of Directors of Wabtec and GE, GE will receive $2.9 billion in cash at closing, and GE and its shareholders will receive a 50.1% ownership interest in the combined company, with GE holding 9.9% and GE shareholders holding the remaining 40.2%. Wabtec shareholders will retain 49.9% of the combined company. The deal is expected to close in early 2019, subject to customary closing conditions and regulatory approval.

•
In June 2018, we announced an agreement to sell our Distributed Power business within our Power segment to Advent International, a global private equity investor, for $3.3 billion. The deal is expected to close by the fourth quarter of 2018, subject to customary closing conditions and regulatory approvals.

•
In June 2018, we announced the results of our strategic review and our intention to focus on our Power, Renewable Energy and Aviation businesses. We plan to separate GE Healthcare into a standalone company over the next 12 to 18 months, pursue an orderly separation from BHGE over the next two to three years and substantially reduce GE Industrial net debt*. In addition, we announced our plan for a smaller corporate headquarters focused primarily on strategy, capital allocation, talent and governance, a move which is expected to generate at least $500 million in corporate savings by the end of 2020. While we announced the strategic portfolio actions for Transportation, GE Healthcare and BHGE, these businesses have not met the accounting criteria for held for sale classification. That classification will depend on the nature and timing of the transaction.

•
In August 2018, we announced an agreement to sell Energy Financial Services' (EFS) debt origination business within our Capital segment for proceeds of approximately $2.0 billion to Starwood Property Trust, Inc., an affiliate of a leading global private investment firm, Starwood Capital Group. In September 2018, we completed the sale and recognized a pre-tax gain of approximately $0.3 billion in the third quarter of 2018. In addition, we completed the sale of various EFS equity investments and recognized a pre-tax gain of approximately $0.2 billion in the third quarter of 2018.

•
In September 2018, we announced an agreement to sell our Middle River Aircraft Systems business within our Aviation segment to Singapore Technologies Engineering, a global technology, defense and engineering group, for $0.6 billion. The deal is expected to close early 2019, subject to customary closing conditions and regulatory approvals.

•
In October 2018, we announced an agreement to sell a portfolio of approximately $1.0 billion, including certain assumed obligations, of predominately equity investments in energy assets to Apollo Global Management, LLC. This EFS portfolio within our Capital segment comprises investments in renewable energy, contracted natural gas-fired generation and midstream energy infrastructure assets, primarily in the U.S. The deal is expected to close in the fourth quarter of 2018, subject to customary closing conditions and regulatory approvals.

*Non-GAAP Financial Measure

8 2018 3Q FORM 10-Q

MD&A	CONSOLIDATED RESULTS

THIRD QUARTER 2018 RESULTS
Consolidated revenues were $29.6 billion, down $1.1 billion, or 4%, for the quarter. The decline in revenues was largely a result of the absence of Water following the sale in September 2017 and Industrial Solutions following the sale in June 2018. Industrial segment organic revenues* increased $0.3 billion driven principally by our Aviation, Renewable Energy, Oil & Gas and Healthcare segments, partially offset by our Power, Lighting and Transportation segments.

Continuing earnings per share was $(2.63) primarily due to non-cash after-tax impairment charges of $22.2 billion related to goodwill in our Power Generation and Grid Solutions businesses, as well as decreased net gains on business dispositions of $1.7 billion and decreased industrial segment profit of $0.6 billion. Excluding the goodwill impairment charge and other items, Adjusted earnings per share* was $0.14.

As previously disclosed, the Power market as well as its operating environment continues to be challenging. Our outlook for Power has continued to deteriorate driven by the significant overcapacity in the industry, lower market penetration as well as the uncertain timing of deal closures due to financing and the complexities of working in emerging markets. In addition, our near-term earnings outlook has been negatively impacted by project execution and our own underlying operational challenges. Finally, market factors such as increasing energy efficiency and renewable energy penetration continue to impact our view of long-term demand. These conditions have resulted in downward revisions of our forecasts on current and future projected earnings and cash flows at these businesses. As a result, during the third quarter, we recorded our best estimate of a non-cash pre-tax impairment loss of $22.0 billion related to goodwill in our Power Generation and Grid Solutions businesses. Included in this amount is a non-cash impairment loss of $0.8 billion related to goodwill recorded at Corporate associated with our Digital acquisitions that was previously allocated to our Power Generation and Grid Solutions reporting units. The aforementioned charges were all recorded at Corporate. See the Corporate Items and Eliminations section within this MD&A and Note 8 to the consolidated financial statements for further information.

For the three months ended September 30, 2018, GE Industrial loss was $22.8 billion and GE Industrial profit margins were (83.0)%, down $23.8 billion, driven by increased non-cash goodwill impairment charges of $21.0 billion, decreased net gains from disposed or held for sale businesses of $1.7 billion, increased restructuring and other costs of $0.4 billion, including non-cash intangible asset and property, plant and equipment impairment charges at our Power Conversion business of $0.6 billion, and unrealized losses on investments of $0.1 billion, partially offset by decreased adjusted Corporate operating costs* of $0.2 billion. Industrial segment profit decreased $0.6 billion, or 21%, primarily due to lower results within our Power and Renewable Energy segments, partially offset by the performance of our Aviation, Oil & Gas, Transportation, Healthcare and Lighting segments.

GE CFOA was $(4.1) billion and $4.1 billion for the nine months ended September 30, 2018 and 2017, respectively. The decline in GE CFOA is primarily due to GE Pension Plan contributions of $6.0 billion in 2018, compared to $1.4 billion in 2017 as well as a $4.0 billion decrease in common dividends from GE Capital. GE did not receive a common dividend distribution from GE Capital in 2018, and it does not expect to receive such dividend distributions from GE Capital for the foreseeable future. Refer to the GE Cash Flows section within this MD&A for further information.

*Non-GAAP Financial Measure

2018 3Q FORM 10-Q 9

MD&A	CONSOLIDATED RESULTS

REVENUES
	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Consolidated revenues	$29.6	$30.7	$88.3	$86.6

Industrial segment revenues(a)	27.8	29.2	83.8	82.0
Corporate items and Industrial eliminations	(0.3)	(0.4)	(1.4)	(1.3)
GE Industrial revenues(a)	$27.5	$28.8	$82.4	$80.7

Financial services revenues	$2.5	$2.4	$7.1	$7.5

(a)
GE Industrial refers to GE excluding the continuing operations of GE Capital. Industrial segment refers to the sum of our seven industrial reporting segments, without giving effect to corporate items or the elimination of transactions among such segments and between these segments and our financial services segment.

COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30

Consolidated revenues decreased $1.1 billion, or 4%, primarily driven by decreased industrial segment revenues of $1.4 billion, partially offset by an increase in Financial Services revenues of $0.1 billion. The overall impact of foreign currency movements on consolidated revenues was a decrease of $0.3 billion. Below are descriptions of the components:
GE Industrial revenues decreased $1.3 billion, or 5%.

•
Industrial segment revenues decreased $1.4 billion, or 5%, as decreases at Power, Lighting and Transportation were partially offset by increases at Aviation, Renewable Energy and Oil & Gas. This decrease was driven by the net effects of dispositions of $1.4 billion, primarily attributable to the absence of Water following its sale in the third quarter of 2017 and Industrial Solutions following its sale in the second quarter of 2018, and the effects of a stronger U.S. dollar of $0.3 billion. Excluding the effects of acquisitions, dispositions and foreign currency translation, industrial segment organic revenues* increased $0.3 billion.

Financial Services revenues increased $0.1 billion, or 3%, primarily due to higher gains and lower impairments, partially offset by volume declines.

COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30

Consolidated revenues increased $1.7 billion, or 2%, primarily driven by increased industrial segment revenues of $1.9 billion, partially offset by decreased Financial Services revenues of $0.5 billion. The overall impact of foreign currency movements on consolidated revenues was an increase of $1.1 billion. Below are descriptions of the components:
GE Industrial revenues increased $1.7 billion, or 2%.

•
Industrial segment revenues increased $1.9 billion, or 2%, as increases at Oil & Gas, Aviation and Healthcare were partially offset by decreases at Power, Renewable Energy, Transportation and Lighting. This increase was driven by the net effects of acquisitions of $5.5 billion, primarily attributable to Baker Hughes through the first half of 2018, and the effects of a weaker U.S. dollar of $1.1 billion, partially offset by the net effects of dispositions of $2.5 billion, primarily attributable to the absence of Water following its sale in the third quarter of 2017 and Industrial Solutions following its sale in the second quarter of 2018. Excluding the effects of acquisitions, dispositions and foreign currency translation, industrial segment organic revenues* decreased $2.3 billion.

Financial Services revenues decreased $0.5 billion, or 6%, primarily due to volume declines and lower gains, partially offset by lower impairments.

*Non-GAAP Financial Measure

10 2018 3Q FORM 10-Q

MD&A	CONSOLIDATED RESULTS

EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE
	Three months ended September 30		Nine months ended September 30
(In billions; per-share amounts in dollars; attributable to GE common shareowners)	2018	2017	2018	2017

Continuing earnings(a)	$(22.8)	$1.4	$(21.7)	$2.6

Continuing earnings per share	$(2.63)	$0.16	$(2.50)	$0.29
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

COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30
Consolidated continuing earnings decreased $24.3 billion due to increased goodwill impairment charges of $21.0 billion, decreased GE Industrial continuing earnings of $2.6 billion, increased provision for GE Industrial income taxes of $0.5 billion and increased non-operating benefit costs of $0.2 billion, partially offset by decreased interest and other financial charges of $0.1 billion. The increase in income tax provision was driven by a $0.2 billion tax charge during the third quarter related to goodwill impairment, including a $0.4 billion charge related to an increase in the deferred tax valuation allowance of our non-U.S. operations as a result of lower forecasted operating earnings in our Power business. Below are descriptions of the components:
GE Industrial earnings decreased $2.6 billion, or 77%.

•
Corporate items and eliminations decreased $2.0 billion primarily attributable to decreased net gains from disposed or held for sale businesses of $1.7 billion, increased restructuring and other costs of $0.4 billion, including non-cash intangible asset and property, plant and equipment impairment charges at our Power Conversion business of $0.6 billion, and unrealized losses on investments of $0.1 billion, partially offset by decreased adjusted Corporate operating costs* of $0.2 billion.

•
Industrial segment profit decreased $0.6 billion, or 21%, with decreases at Power and Renewable Energy, partially offset by higher profit at Aviation, Oil & Gas, Transportation, Healthcare and Lighting. This decrease in industrial segment profit was driven in part by the net effects of dispositions of $0.2 billion, primarily associated with the absence of Water following its sale in the third quarter of 2017 and Industrial Solutions following its sale in the second quarter of 2018, partially offset by lower restructuring and business development costs related to Baker Hughes of $0.2 billion. Excluding the effects of acquisitions, dispositions and foreign currency translation, industrial segment organic profit* decreased $0.6 billion, primarily driven by negative variable cost productivity, lower volume and pricing pressure at Power.

Financial Services earnings decreased slightly, primarily due to volume declines offset by higher gains associated with the sale of EFS' debt origination business and equity investments.

COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30
Consolidated continuing earnings decreased $24.3 billion due to increased goodwill impairment charges of $21.0 billion, decreased GE Industrial continuing earnings of $1.7 billion and increased provision for GE Industrial income taxes of $0.9 billion driven by a $0.2 billion tax charge during the second quarter related to the planned separation of our Healthcare segment and a $0.2 billion tax charge during the third quarter related to goodwill impairment, including a $0.4 billion charge related to an increase in the deferred tax valuation allowance of our non-U.S. operations as a result of lower forecasted operating earnings in our Power business. Continuing earnings also declined due to increased non-operating benefit costs of $0.4 billion, increased Financial Services losses of $0.2 billion and increased interest and other financial charges of $0.1 billion. Below are descriptions of the components:
GE Industrial earnings decreased $1.7 billion, or 23%.

•
Corporate items and eliminations decreased $0.4 billion primarily attributable to decreased net gains from disposed or held for sale businesses of $1.4 billion, partially offset by decreased restructuring and other costs of $0.4 billion, decreased adjusted Corporate operating costs* of $0.4 billion as well as unrealized gains on investments of $0.2 billion.

•
Industrial segment profit decreased $1.3 billion, or 14%, with decreases at Power, Renewable Energy and Oil & Gas, partially offset by higher profit at Aviation, Healthcare, Transportation and Lighting. This decrease in industrial segment profit was driven in part by the net effects of dispositions of $0.3 billion, primarily associated with the absence of Water following its sale in the third quarter of 2017 and Industrial Solutions following its sale in the second quarter of 2018, and higher restructuring and business development costs related to Baker Hughes of $0.3 billion, partially offset by the net effects of acquisitions $0.3 billion, largely associated with Baker Hughes through the first half of the year. Excluding the effects of acquisitions, dispositions and foreign currency translation, industrial segment organic profit* decreased $1.0 billion, primarily driven by negative variable cost productivity, lower volume and pricing pressure at Power.

Financial Services losses increased $0.2 billion primarily due to higher impairments primarily at EFS related to its renewables and oil and gas investments, and volume declines including costs associated with calling debt and lower base earnings including a loss related to updates to the U.S. tax reform impact on energy investments, partially offset by higher gains associated with the sale of EFS’ debt origination business and equity investments and lower corporate and restructuring costs.

*Non-GAAP Financial Measure

2018 3Q FORM 10-Q 11

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

Revenues were $0.9 billion for the three months ended September 30, 2018, a decrease of $0.1 billion or 6% compared to revenues of $1.0 billion for the three months ended September 30, 2017. The decrease was primarily driven by Healthcare.

Revenues were $2.9 billion for the nine months ended September 30, 2018, an increase of $0.1 billion or 2% compared to revenues of $2.8 billion for the nine months ended September 30, 2017. The increase was primarily driven by Oil & Gas and Transportation, offset by decreases in Power and Healthcare.

Orders were $1.0 billion for three months ended September 30, 2018 a decrease of 29%, compared to orders of $1.4 billion for the three months ended September 30, 2017. The decrease was primarily driven by Oil & Gas, Transportation, Healthcare and non-GE Verticals.

Orders were $3.0 billion for the nine months ended September 30, 2018, a decrease of 19% compared to orders of $3.7 billion for the nine months ended September 30, 2017. Decreases in Transportation, Power, Oil & Gas and Healthcare were offset by increases in Transportation and Renewable Energy.

During the quarter, a goodwill impairment loss of $0.8 billion was recorded at Corporate associated with our Digital acquisitions that was previously allocated to our Power Generation and Grid Solutions reporting units. We recorded the estimated impairment losses in the caption "Goodwill impairment" in our consolidated Statement of Earnings (Loss).

12 2018 3Q FORM 10-Q

MD&A	SEGMENT OPERATIONS

SEGMENT OPERATIONS

RECONCILIATION OF INDUSTRIAL BACKLOG TO REMAINING PERFORMANCE OBLIGATION
	September 30, 2018
(In billions)	Equipment	Services	Total

Backlog	$89.0	$289.9	$378.9
Adjustments	(37.4)	(92.3)	(129.8)
Remaining Performance Obligation	$51.6	$197.6	$249.2

Backlog represents unfilled customer orders for products and product services (expected life of contract sales for product services). Remaining performance obligation is a defined term under GAAP and represents backlog excluding any purchase orders that provide the customer with the ability to cancel or terminate without incurring a substantive penalty, even if the likelihood of cancellation is remote based on historical experience. We plan to continue reporting backlog as we believe that it is a useful metric for investors, given its relevance to total orders.

Adjustments to reported backlog are largely driven by the Aviation business: (1) backlog includes engine contracts for which we have received purchase orders that are cancelable. We have included these in backlog as our historical experience has shown no net cancellations, as any canceled engines are typically moved by the airframer to other program customers; (2) our services backlog includes contracts that are cancelable without substantial penalty, primarily time and materials contracts; (3) backlog includes engines contracted under long-term service agreements, even if the engines have not yet been put into service. These adjustments to reported backlog are expected to be satisfied beyond one year. See Note 9 to the consolidated financial statements for further information.

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

2018 3Q FORM 10-Q 13

MD&A	SEGMENT OPERATIONS

SUMMARY OF OPERATING SEGMENTS

	Three months ended September 30			Nine months ended September 30
(In millions)	2018	2017	V%	2018	2017	V%

Revenues
Power	$5,739	$8,527	(33)%	$20,540	$25,868	(21)%
Renewable Energy	2,873	2,507	15%	6,172	6,587	(6)%
Aviation	7,480	6,696	12%	22,111	20,003	11%
Oil & Gas	5,670	5,311	7%	16,609	11,394	46%
Healthcare	4,707	4,710	—%	14,387	13,703	5%
Transportation	932	949	(2)%	2,746	3,006	(9)%
Lighting	385	472	(18)%	1,272	1,407	(10)%
Total industrial segment revenues	27,785	29,171	(5)%	83,837	81,967	2%
Capital	2,473	2,397	3%	7,075	7,525	(6)%
Total segment revenues	30,258	31,569	(4)%	90,912	89,491	2%
Corporate items and eliminations	(685)	(907)	24%	(2,575)	(2,851)	10%
Consolidated revenues	$29,573	$30,662	(4)%	$88,337	$86,640	2%

Segment profit (loss)
Power	$(631)	$464	U	$64	$1,896	(97)%
Renewable Energy	60	217	(72)%	220	445	(51)%
Aviation	1,665	1,335	25%	4,743	3,982	19%
Oil & Gas(a)	180	(57)	F	110	322	(66)%
Healthcare	861	847	2%	2,522	2,335	8%
Transportation	162	141	15%	448	420	7%
Lighting	26	14	86%	52	41	27%
Total industrial segment profit	2,325	2,961	(21)%	8,157	9,441	(14)%
Capital	19	24	(21)%	(403)	(195)	U
Total segment profit (loss)	2,344	2,985	(21)%	7,753	9,246	(16)%
Corporate items and eliminations	(1,546)	439	U	(2,507)	(2,083)	(20)%
Goodwill impairment	(21,973)	(947)	U	(21,973)	(947)	U
GE interest and other financial charges	(662)	(718)	8%	(1,995)	(1,918)	(4)%
GE non-operating benefit costs	(804)	(610)	(32)%	(2,178)	(1,811)	(20)%
GE benefit (provision) for income taxes	(205)	281	U	(842)	93	U
Earnings (loss) from continuing operations attributable to GE common shareowners	(22,847)	1,429	U	(21,742)	2,579	U
Earnings (loss) from discontinued operations, net of taxes	39	(106)	F	(1,634)	(490)	U
Less net earnings attributable to
noncontrolling interests, discontinued operations	—	(1)	F	—	6	U
Earnings (loss) from discontinued operations,
net of tax and noncontrolling interest	39	(105)	F	(1,634)	(497)	U
Consolidated net earnings (loss) attributable to the GE common shareowners	$(22,808)	$1,324	U	$(23,376)	$2,082	U

(a)
Oil & Gas segment profit excluding restructuring and other charges* was $247 million and $210 million for the three months ended September 30, 2018 and 2017, respectively, and $650 million and $590 million for the nine months ended September 30, 2018 and 2017, respectively.

*Non-GAAP Financial Measure

14 2018 3Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | POWER

POWER

OPERATIONAL OVERVIEW

SUB-SEGMENT REVENUES	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Gas Power Systems(a)	$1.0	$2.0	$3.9	$6.2
Power Services	2.7	2.9	8.7	9.1
Steam Power Systems	0.4	0.6	1.4	1.5
Energy Connections(b)	1.5	2.4	6.0	7.1
Other(c)	0.1	0.7	0.5	2.0
Total segment revenues	$5.7	$8.5	$20.5	$25.9

(a) Includes Distributed Power
(b) Includes Grid Solutions, Power Conversion and Automation & Controls. Includes Industrial Solutions through its disposition.
(c) Includes Water & Process Technologies and GE Hitachi Nuclear

ORDERS	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Equipment	$3.3	$3.9	$9.0	$12.6
Services	3.4	4.2	10.5	13.3
Total	$6.6	$8.1	$19.5	$25.9

BACKLOG
(In billions)	September 30, 2018	September 30, 2017

Equipment	$25.0	$26.1
Services	68.7	73.3
Total	$93.7	$99.5

UNIT SALES
	3Q 2018	3Q 2017	V	YTD 2018	YTD 2017	V
Gas Turbines	9	22	(13)	28	63	(35)

2018 3Q FORM 10-Q 15

MD&A	SEGMENT OPERATIONS | POWER

FINANCIAL OVERVIEW

SEGMENT REVENUES	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Revenues
Equipment	$2.3	$4.5	$9.3	$13.3
Services	3.4	4.1	11.2	12.6
Total	$5.7	$8.5	$20.5	$25.9

SEGMENT PROFIT AND PROFIT MARGIN	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Segment profit	$(0.6)	$0.5	$0.1	$1.9
Segment profit margin	(11.0)%	5.4%	0.3%	7.3%

2018 – 2017 COMMENTARY

As previously disclosed, the Power market as well as its operating environment continues to be challenging. Our outlook for Power has continued to deteriorate driven by the significant overcapacity in the industry, lower market penetration as well as uncertain timing of deal closures due to financing and the complexities of working in emerging markets. In addition, our near-term earnings outlook has been negatively impacted by project execution and our own underlying operational challenges. Finally, market factors such as increasing energy efficiency and renewable energy penetration continue to impact our view of long-term demand. These conditions have resulted in downward revisions of our forecasts on current and future projected earnings and cash flows at these businesses.

During the third quarter of 2018, Gas Power Systems recorded a $0.2 billion pre-tax charge related to an oxidation issue within the HA and 9FB Stage 1 turbine blades, resulting in increased warranty and maintenance reserves. In addition, Power recognized pre-tax charges of approximately $0.4 billion associated with an increase in issues on our existing projects driven by execution as well as partner and customer challenges.

THREE MONTHS ENDED SEPTEMBER 30:

Segment revenues down $2.8 billion (33%);
Segment profit down $1.1 billion:

•
Equipment revenues decreased primarily at Gas Power Systems due to lower unit sales, including seven fewer aeroderivative units and 13 fewer gas turbines, as well as the absence of Water following the sale in September 2017 and Industrial Solutions following the sale in June 2018. Services revenues decreased primarily due to the absence of Water and Industrial Solutions, partially offset by three more AGP upgrades. Revenues also decreased due to price pressure and the effects of a stronger U.S. dollar versus certain currencies.

•
The decrease in profit was due to negative variable cost productivity driven by warranty and project cost updates as well as liquidated damages recognized by Gas Power Systems, lower volume including the absence of Water and Industrial Solutions, lower prices and negative mix in our long-term service contracts compared to the prior year. These decreases were partially offset by favorable business mix and cost reduction efforts, excluding the effects of acquisition and disposition activity and foreign exchange.

NINE MONTHS ENDED SEPTEMBER 30:

Segment revenues down $5.3 billion (21%);
Segment profit down $1.8 billion (97%):

•
Equipment revenues decreased primarily at Gas Power Systems due to lower unit sales, including 28 fewer aeroderivative units and 35 fewer gas turbines and 18 fewer Heat Recovery Steam Generators, as well as the absence of Water following the sale in September 2017 and Industrial Solutions following the sale in June 2018. Services revenues decreased primarily due to the absence of Water and Industrial Solutions as well as 22 fewer AGP upgrades. Revenues also decreased due to price pressure, partially offset by the effects of a weaker U.S. dollar versus certain currencies.

•
The decrease in profit was due to negative variable cost productivity driven by warranty and project cost updates as well as liquidated damages recognized by Gas Power Systems, lower volume including the absence of Water and Industrial Solutions, lower prices and negative mix in our long-term service contracts compared to the prior year. These decreases were partially offset by favorable business mix and cost reduction efforts, excluding the effects of acquisition and disposition activity and foreign exchange.

*Non-GAAP Financial Measure

16 2018 3Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | RENEWABLE ENERGY

RENEWABLE ENERGY

OPERATIONAL OVERVIEW

SUB-SEGMENT REVENUES	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Onshore Wind	$2.6	$2.2	$5.2	$5.8
Offshore Wind	0.1	0.1	0.4	0.2
Hydro	0.2	0.3	0.6	0.6
Total segment revenues	$2.9	$2.5	$6.2	$6.6

ORDERS	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Equipment	$1.7	$2.2	$4.9	$5.7
Services	1.2	0.7	2.1	1.4
Total	$2.9	$3.0	$7.0	$7.1

BACKLOG
(In billions)	September 30, 2018	September 30, 2017

Equipment	$8.1	$7.2
Services	8.3	6.7
Total	$16.3	$14.0

UNIT SALES
	3Q 2018	3Q 2017	V	YTD 2018	YTD 2017	V
Wind Turbines	952	637	315	1,655	1,895	(240)

2018 3Q FORM 10-Q 17

MD&A	SEGMENT OPERATIONS | RENEWABLE ENERGY

FINANCIAL OVERVIEW

SEGMENT REVENUES	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Revenues
Equipment	$2.4	$2.0	$4.8	$5.4
Services	0.4	0.6	1.4	1.2
Total	$2.9	$2.5	$6.2	$6.6

SEGMENT PROFIT AND PROFIT MARGIN	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Segment profit	$0.1	$0.2	$0.2	$0.4
Segment profit margin	2.1%	8.7%	3.6%	6.8%

2018 – 2017 COMMENTARY

The renewable energy market remains competitive, particularly in onshore wind. The onshore wind market continues to experience megawatt growth as customer preference has shifted from 1.X models to larger, more efficient units. However, overcapacity in the industry, the move to auctions in international markets and U.S. tax reform contributed to continued pricing pressure in the first nine months of 2018. In addition, uncertainty at the end of 2017 related to the impact of U.S. tax reform resulted in a temporary delay in project work during the year. From the third quarter of 2018 onward, we expect project build and shipments to increase in anticipation of the expiration of Production Tax Credits (PTCs) in the U.S. at 100% value in 2020.

THREE MONTHS ENDED SEPTEMBER 30:

Segment revenues up $0.4 billion (15%);
Segment profit down $0.2 billion (72%):

•
Equipment volume increased due to 315 more wind turbine shipments on a unit basis, or 70% more megawatts shipped, than in the prior year. Services volume decreased due to 177 fewer repower units at Onshore Wind driven by project delays as a result of uncertainty related to the impact of U.S. tax reform. Revenues also decreased due to pricing pressure and the effects of a stronger U.S. dollar versus certain currencies.

•
The decrease in profit was primarily due to pricing pressure in Onshore Wind and negative variable cost productivity, partially offset by cost-out actions, materials deflation and increased equipment volume.

NINE MONTHS ENDED SEPTEMBER 30:

Segment revenues down $0.4 billion (6%);
Segment profit down $0.2 billion (51%):

•
Equipment volume decreased due to 240 fewer wind turbine shipments on a unit basis, despite 1% more megawatts shipped, than in the prior year. Services volume increased due to larger installed base resulting in increased contractual revenues, partially offset by 18 fewer repower units at Onshore Wind than in the prior year. Revenues also increased due to the acquisition of LM Wind in April 2017, which contributed $0.1 billion of inorganic revenue growth in the first half of 2018, and the effects of a weaker U.S. dollar versus certain currencies, partially offset by pricing pressure.

•	The decrease in profit was due to pricing pressure, partially offset by materials deflation.

18 2018 3Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | AVIATION

AVIATION

OPERATIONAL OVERVIEW

SUB-SEGMENT REVENUES	Three months ended September 30		Nine months ended September 30
(Dollars in billions)	2018	2017	2018	2017

Commercial Engines & Services	$5.6	$4.8	$16.4	$14.7
Military	0.9	1.0	2.9	2.9
Systems & Other	0.9	0.8	2.7	2.4
Total segment revenues	$7.5	$6.7	$22.1	$20.0

ORDERS	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Equipment	$4.1	$2.2	$11.8	$7.7
Services	5.1	4.5	15.0	13.6
Total	$9.1	$6.7	$26.8	$21.3

BACKLOG
(In billions)	September 30, 2018	September 30, 2017

Equipment	$37.8	$34.7
Services	173.1	153.1
Total	$210.9	$187.8

UNIT SALES
	3Q 2018	3Q 2017	V	YTD 2018	YTD 2017	V
Commercial Engines	714	641	73	2,062	1,895	167
LEAP Engines(a)	303	111	192	739	257	482
Military Engines	160	145	15	502	402	100
Spares Rate(b)	$28.0	$23.2	$4.8	$26.6	$22.2	$4.4
(a) LEAP engines are a subset of commercial engines (b) Commercial externally shipped spares and spares used in time & material shop visits in millions of dollars per day

2018 3Q FORM 10-Q 19

MD&A	SEGMENT OPERATIONS | AVIATION

FINANCIAL OVERVIEW

SEGMENT REVENUES	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Revenues
Equipment	$2.8	$2.4	$8.3	$7.4
Services	4.6	4.3	13.8	12.6
Total	$7.5	$6.7	$22.1	$20.0

SEGMENT PROFIT AND PROFIT MARGIN	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Segment profit	$1.7	$1.3	$4.7	$4.0
Segment profit margin	22.3%	19.9%	21.5%	19.9%

2018 – 2017 COMMENTARY

Global passenger air travel continued to grow with revenue passenger kilometers (RPK) growth outpacing the five-year average and demand exceeding capacity. Industry-load factors remained above 80%(a). Air freight volume also increased, particularly in international markets. Freight capacity additions slightly exceeded freight volume growth during the year.

We shipped 739 LEAP engines in the first nine months of the year and remain on track to ship 1,100-1,200 engines in 2018.

THREE MONTHS ENDED SEPTEMBER 30:

Segment revenues up $0.8 billion (12%);
Segment profit up $0.3 billion (25%):

•
Equipment revenues increased primarily due to 73 more commercial units, including 192 more LEAP units partially offset by lower commercial legacy output including the CFM product line, versus the prior year. Services revenues increased primarily due to a higher commercial spares shipment rate, as well as increased price.

•
The increase in profit was mainly due to product and structural cost productivity, increased price, and higher spare engine shipments. These increases were partially offset by an unfavorable business mix driven by negative LEAP margin and lower military spare parts sales.

NINE MONTHS ENDED SEPTEMBER 30:

Segment revenues up $2.1 billion (11%);
Segment profit up $0.8 billion (19%):

•
Equipment revenues increased primarily due to 100 more military engine shipments and 167 more commercial units, including 482 more LEAP units, versus the prior year, partially offset by lower legacy commercial output in the CFM and GE90 product lines. Services revenues increased primarily due to a higher commercial spares shipment rate, as well as increased price.

•
The increase in profit was mainly due to increased volume, increased price, higher spare engine shipments and product and structural cost productivity. These increases were partially offset by an unfavorable business mix driven by negative LEAP margin as well as higher overhaul shop costs due to increased volume and mix.

(a)    Based on the latest available information from the International Air Transport Association

20 2018 3Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | OIL & GAS

OIL & GAS

OPERATIONAL OVERVIEW

SUB-SEGMENT REVENUES	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Turbomachinery & Process Solutions (TPS)	$1.4	$1.4	$4.2	$4.7
Oilfield Services (OFS)	3.0	2.7	8.6	3.1
Oilfield Equipment (OFE)	0.6	0.6	1.9	2.0
Digital Solutions	0.7	0.6	1.9	1.6
Total segment revenues	$5.7	$5.3	$16.6	$11.4

ORDERS	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Equipment	$2.2	$2.4	$6.7	$4.6
Services	3.5	3.3	10.3	6.8
Total	$5.8	$5.8	$17.0	$11.4

BACKLOG
(In billions)	September 30, 2018	September 30, 2017

Backlog
Equipment	$5.3	$5.8
Services	16.0	16.0
Total	$21.3	$21.8

2018 3Q FORM 10-Q 21

MD&A	SEGMENT OPERATIONS | OIL & GAS

FINANCIAL OVERVIEW

SEGMENT REVENUES	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Revenues
Equipment	$2.2	$2.2	$6.6	$4.7
Services	3.4	3.1	10.0	6.7
Total	$5.7	$5.3	$16.6	$11.4

SEGMENT PROFIT AND PROFIT MARGIN	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Segment profit	$0.2	$(0.1)	$0.1	$0.3
Segment profit margin	3.2%	(1.1)%	0.7%	2.8%

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

THREE MONTHS ENDED SEPTEMBER 30:

Segment revenues up $0.4 billion (7%);
Segment profit up $0.2 billion:

•
Services and equipment revenues increased primarily at OFS as a result of higher activity in North America and international markets. These increases were partially offset by the effects of a stronger U.S. dollar versus certain currencies.

•
The increase in profit was primarily driven by lower restructuring and other charges as well as synergies delivered from combining our Oil & Gas business with Baker Hughes Incorporated, partially offset by losses in equity of affiliates and the allocation to noncontrolling interests.

NINE MONTHS ENDED SEPTEMBER 30:

Segment revenues up $5.2 billion (46%);
Segment profit down $0.2 billion (66%):

•
The Baker Hughes acquisition in July 2017 contributed $5.4 billion of revenue growth in the first half of 2018 compared to the first half of 2017. Legacy Oil & Gas equipment revenues decreased due to lower volume primarily at TPS and OFE as a result of lower opening backlog, while services revenues increased due to higher OFS activity in North America and international markets. These decreases were partially offset by the effects of a weaker U.S. dollar versus certain currencies in the first half of 2018.

•
The decrease in profit was primarily driven by restructuring and other charges and unfavorable business mix, partially offset by synergies delivered from combining our Oil & Gas business with Baker Hughes Incorporated.

*Non-GAAP Financial Measure

22 2018 3Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | HEALTHCARE

HEALTHCARE

OPERATIONAL OVERVIEW

SUB-SEGMENT REVENUES	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Healthcare Systems	$3.4	$3.4	$10.2	$9.7
Life Sciences	1.1	1.1	3.5	3.3
Healthcare Digital	0.1	0.2	0.6	0.8
Total segment revenues	$4.7	$4.7	$14.4	$13.7

ORDERS	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Equipment	$3.1	$3.0	$8.9	$8.5
Services	2.0	2.0	6.2	6.0
Total	$5.1	$5.1	$15.1	$14.6

BACKLOG
(In billions)	September 30, 2018	September 30, 2017

Equipment	$6.2	$6.1
Services	11.1	12.0
Total	$17.3	$18.1

2018 3Q FORM 10-Q 23

MD&A	SEGMENT OPERATIONS | HEALTHCARE

FINANCIAL OVERVIEW

SEGMENT REVENUES	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Revenues
Equipment	$2.7	$2.6	$8.1	$7.6
Services	2.0	2.1	6.3	6.1
Total	$4.7	$4.7	$14.4	$13.7

SEGMENT PROFIT AND PROFIT MARGIN	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Segment profit	$0.9	$0.8	$2.5	$2.3
Segment profit margin	18.3%	18.0%	17.5%	17.0%

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

THREE MONTHS ENDED SEPTEMBER 30:

Segment revenues flat;
Segment profit up 2%:

•
Equipment revenues increased due to higher volume in Healthcare Systems attributable to global growth in Imaging and Ultrasound in both developed regions such as the U.S. and Europe as well as developing regions such as China and emerging markets. Volume also increased in Life Sciences, driven by Bioprocess and Contrast Imaging. These increases were offset by a decrease in services revenues due to the disposition of the Value-Based Care Division at the beginning of the third quarter of 2018 as well as price pressure at Healthcare Systems.

•
The increase in profit was primarily driven by cost productivity due to cost reduction actions including increasing digital automation, sourcing and logistic initiatives, design engineering and prior year restructuring actions and higher volume. These increases were partially offset by price pressure at Healthcare Systems, investments in programs including Digital and Healthcare Systems new product introductions, the nonrecurrence of a small gain on the disposition of a non-strategic operation in Life Sciences and the disposition of the Value-Based Care Division.

NINE MONTHS ENDED SEPTEMBER 30:

Segment revenues up $0.7 billion (5%);
Segment profit up $0.2 billion (8%):

•
Services and equipment revenues increased due to higher volume in Healthcare Systems attributable to global growth in Imaging and Ultrasound in both developed regions such as the U.S. and Europe as well as developing regions such as China and emerging markets. Volume also increased in Life Sciences, driven by Bioprocess and Contrast Imaging. In addition, revenues increased due to the effects of a weaker U.S. dollar versus certain currencies, partially offset by price pressure at Healthcare Systems and the disposition of the Value-Based Care Division during the quarter.

•
The increase in profit was primarily driven by volume growth and cost productivity due to cost reduction actions including increasing digital automation, sourcing and logistic initiatives, design engineering and prior year restructuring actions. These increases were partially offset by price pressure at Healthcare Systems, inflation, investments in programs including Digital and Healthcare Systems new product introductions, the nonrecurrence of a small gain on the disposition of a non-strategic operation in Life Sciences and the disposition of the Value-Based Care Division.

24 2018 3Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | TRANSPORTATION

TRANSPORTATION

OPERATIONAL OVERVIEW

SUB-SEGMENT REVENUES	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Locomotives	$0.1	$0.3	$0.5	$1.1
Services	0.6	0.5	1.6	1.4
Mining	0.1	0.1	0.4	0.2
Other(a)	0.1	0.1	0.3	0.2
Total segment revenues	$0.9	$0.9	$2.7	$3.0

(a) Includes Marine, Stationary, Drilling and Digital

ORDERS	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Equipment	$1.4	$0.2	$2.6	$1.0
Services	0.6	0.7	2.0	1.7
Total	$2.0	$0.9	$4.6	$2.7

BACKLOG
(In billions)	September 30, 2018	September 30, 2017

Equipment	$6.4	$4.0
Services	12.5	10.6
Total	$18.8	$14.6

UNIT SALES
	3Q 2018	3Q 2017	V	YTD 2018	YTD 2017	V
Locomotives	40	77	(37)	154	354	(200)

2018 3Q FORM 10-Q 25

MD&A	SEGMENT OPERATIONS | TRANSPORTATION

FINANCIAL OVERVIEW

SEGMENT REVENUES	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Revenues
Equipment	$0.2	$0.4	$0.8	$1.4
Services	0.7	0.6	1.9	1.6
Total	$0.9	$0.9	$2.7	$3.0

SEGMENT PROFIT AND PROFIT MARGIN	Three months ended September 30		Six months ended June 30
(In billions)	2018	2017	2018	2017

Segment profit	$0.2	$0.1	$0.4	$0.4
Segment profit margin	17.4%	14.9%	16.3%	14.0%

2018 – 2017 COMMENTARY

While the North American market has experienced some fleet overcapacity and constrained spending by the railroads limiting fleet expansion, there continue to be signs of improvement. North American carload volume increased 5.0% during the third quarter of 2018, driven primarily by an increase in intermodal traffic(a). With improving carload volume, the number of parked locomotives has also improved, decreasing 27% from the prior year.

THREE MONTHS ENDED SEPTEMBER 30:

Segment revenues down 2%;
Segment profit up 15%:

•
Equipment volume decreased primarily driven by lower international locomotive shipments. This decrease was partially offset by growth in mining and an increase in services revenues as railroads are running their locomotives longer, and recently unparked locomotives tend to be older units in higher need of servicing and replacement parts, driving an increase in services volume and parts shipped.

•	The increase in profit was driven by favorable business mix from a higher proportion of services volume, partially offset by lower locomotive volume.

NINE MONTHS ENDED SEPTEMBER 30:

Segment revenues down $0.3 billion (9%);
Segment profit up 7%:

•
Equipment volume decreased primarily driven by lower locomotive shipments. This decrease was partially offset by growth in mining and an increase in services revenues as railroads are running their locomotives longer, and recently unparked locomotives tend to be older units in higher need of servicing and replacement parts, driving an increase in services volume and parts shipped.

•
The increase in profit was driven by favorable business mix from a higher proportion of services and mining volume as well as lower spend driven by prior year restructuring, partially offset by lower locomotive volume.

(a)    Defined as when at least two modes of transportation are used to move freight.

26 2018 3Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | LIGHTING

LIGHTING

OPERATIONAL OVERVIEW

SUB-SEGMENT REVENUES	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Current	$0.2	$0.3	$0.7	$0.7
GE Lighting	0.2	0.2	0.6	0.7
Total segment revenues	$0.4	$0.5	$1.3	$1.4

ORDERS	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Equipment	$0.2	$0.2	$0.7	$0.8
Services	—	—	—	0.1
Total	$0.2	$0.2	$0.7	$0.9

BACKLOG
(In billions)	September 30, 2018	September 30, 2017

Equipment	$0.2	$0.2
Services	—	—
Total	$0.2	$0.2

2018 3Q FORM 10-Q 27

MD&A	SEGMENT OPERATIONS | LIGHTING

FINANCIAL OVERVIEW

SEGMENT REVENUES	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Revenues
Equipment	$0.4	$0.5	$1.2	$1.4
Services	—	—	—	—
Total	$0.4	$0.5	$1.3	$1.4

SEGMENT PROFIT AND PROFIT MARGIN	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Segment profit	$—	$—	$0.1	$—
Segment profit margin	6.8%	3.0%	4.1%	2.9%

2018 – 2017 COMMENTARY

The traditional lighting market continued to decline in the nine months of 2018 with corresponding growth in LED lighting as the market shifts away from traditional lighting products in favor of more energy efficient, cost-saving options.

THREE MONTHS ENDED SEPTEMBER 30:

Segment revenues down $0.1 billion (18%);
Segment profit up 86%:

•
Revenues decreased due to the disposition of our GE Lighting business in Europe, the Middle East, Africa and Turkey and our Global Automotive Lighting business in the second quarter of 2018. Excluding the impact of these dispositions, equipment revenues decreased due to lower traditional lighting and solar sales and lower LED prices, partially offset by higher LED volume and Digital sales.

•	The increase in profit was driven by savings from restructuring and decreased investment and controllable spending, partially offset by regional exits and lower prices.

NINE MONTHS ENDED SEPTEMBER 30:

Segment revenues down $0.1 billion (10%);
Segment profit up 27%:

•
Revenues decreased due to the disposition of our GE Lighting business in Europe, the Middle East, Africa and Turkey and our Global Automotive Lighting business in the second quarter of 2018. Excluding the impact of these dispositions, equipment revenues increased due to higher LED volume and Digital sales, partially offset by lower traditional lighting and solar sales and lower LED prices.

•	The increase in profit was driven by savings from restructuring and decreased investment and controllable spending, partially offset by regional exits and lower prices.

28 2018 3Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | CAPITAL

CAPITAL

OPERATIONAL AND FINANCIAL OVERVIEW

SUB-SEGMENT REVENUES	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

GECAS	$1.2	$1.2	$3.6	$3.9
EFS	0.3	—	0.2	0.2
Industrial Finance and WCS(a)	0.3	0.4	1.0	1.1
Insurance	0.7	0.7	2.2	2.2
Other continuing operations	(0.1)	—	—	—
Total segment revenues	$2.5	$2.4	$7.1	$7.5

(a)	In the second quarter of 2018, management of our Working Capital Solutions (WCS) business was transferred to our Treasury operations.

SEGMENT PROFIT(a)	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Profit	$—	$—	$(0.4)	$(0.2)

(a)	Interest and other financial charges, income taxes, non-operating benefit costs and GE Capital preferred stock dividends are included in determining segment profit for the Capital segment, which is included in continuing operations. See Note 2 to the consolidated financial statements for further information on discontinued operations.

SIGNIFICANT TRENDS & DEVELOPMENTS

•
GE Capital paid no common dividends to GE in the three months ended September 30, 2017, and $4.0 billion in the nine months ended September 30, 2017. GE Capital paid no common dividends in 2018 and does not expect to make a common dividend distribution to GE for the foreseeable future.

•
In 2018, we announced plans to take actions to make GE Capital smaller and more focused, including a substantial reduction in the size of GE Capital’s Energy Financial Services (EFS) and Industrial Finance businesses (GE Capital strategic shift). As a result, we classified financing receivables of the Energy Financial Services and Industrial Finance businesses as held for sale as we no longer intend to hold these financing receivables for the foreseeable future. See Note 6 to the consolidated financial statements for further information.

•
In the first quarter of 2018, GE Capital contributed $3.5 billion of capital to its insurance subsidiaries and expects to contribute approximately an additional $11 billion through 2024 subject to ongoing monitoring by the Kansas Insurance Department (KID) and the total amount to be contributed could increase or decrease, or the timing could be accelerated, based upon the results of reserve adequacy testing or a decision by KID to modify the schedule of contributions set forth in January 2018. GE maintains specified capital levels at these insurance subsidiaries under capital maintenance agreements. We perform premium deficiency testing at least annually. Any future adverse changes in our assumptions could result in an increase to future policy benefit reserves and additional contributions of capital over and above the $11 billion noted above. For example, a hypothetical five percent increase in future claim costs, holding all other assumptions constant, would result in a $1.5 billion increase to our future policy benefit reserves. Similarly, a hypothetical 25 basis point decline in expected investment yield, holding all other assumptions constant would result in a $1.0 billion increase in future policy benefit reserves. Any favorable changes to these assumptions could result in additional margin in our premium deficiency test and higher income over the remaining duration of the portfolio, including higher investment income. See Note 12 to the consolidated financial statements for further information.

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

•
In August 2018, we announced an agreement to sell EFS' debt origination business within our Capital segment for proceeds of approximately $2.0 billion to Starwood Property Trust, Inc. an affiliate of a leading global private investment firm, Starwood Capital Group. In September 2018, we completed the sale and recognized a pre-tax gain of approximately $0.3 billion in the third quarter of 2018. In addition, we completed the sale of various EFS equity investments and recognized a pre-tax gain of approximately $0.2 billion in the third quarter of 2018.

2018 3Q FORM 10-Q 29

MD&A	SEGMENT OPERATIONS | CAPITAL

•
During the third quarter of 2018, in connection with the GE Capital strategic shift, we classified an additional $0.2 billion of Healthcare Equipment Finance financing receivables as held for sale at September 30, 2018.

•
In October 2018, we announced an agreement to sell a portfolio of approximately $1.0 billion, including certain assumed obligations, of predominately equity investments in energy assets to Apollo Global Management, LLC. This EFS portfolio within our Capital segment comprises investments in renewable energy, contracted natural gas-fired generation and midstream energy infrastructure assets, primarily in the U.S. The deal is expected to close in the fourth quarter of 2018, subject to customary closing conditions and regulatory approvals.

2018 – 2017 COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30

Capital revenues increased $0.1 billion, or 3%, primarily due to higher gains and lower impairments, partially offset by volume declines.

Capital earnings decreased slightly due to lower volume, partially offset by higher gains associated with the sale of EFS’ debt origination business and equity investments.

2018 – 2017 COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30

Capital revenues decreased $0.5 billion, or 6%, primarily due to volume declines and lower gains, partially offset by lower impairments.

Capital losses increased $0.2 billion, primarily due to higher impairments primarily at EFS related to its renewables and oil and gas investments and volume declines including costs associated with calling debt and lower base earnings including a loss related to updates to the U.S. tax reform impact on energy investments, partially offset by higher gains associated with the sale of EFS’ debt origination business and equity investments and lower corporate and restructuring costs.

30 2018 3Q FORM 10-Q

MD&A	CORPORATE ITEMS AND ELIMINATIONS

CORPORATE ITEMS AND ELIMINATIONS

REVENUES AND OPERATING PROFIT (COST)

	Three months ended September 30		Nine months ended September 30
(In millions)	2018	2017	2018	2017

Revenues
Eliminations and other	$(685)	$(907)	$(2,575)	$(2,851)
Total Corporate Items and Eliminations	$(685)	$(907)	$(2,575)	$(2,851)

Operating profit (cost)
Gains (losses) on disposals(a)	$207	$1,885	$450	$1,887
Restructuring and other charges(b)	(1,501)	(1,079)	(2,328)	(2,761)
Unrealized gains (losses)(c)	(73)	—	193	—
Goodwill impairment	(21,973)	(947)	(21,973)	(947)
Eliminations and other	(179)	(367)	(822)	(1,209)
Total Corporate Items and Eliminations	$(23,519)	$(509)	$(24,481)	$(3,031)

(a)	Includes gains (losses) on disposed or held for sale businesses.

(b)	Subsequent to the Baker Hughes transaction, restructuring and other charges are included in the determination of segment profit for our Oil & Gas segment.

(c)	Amount is related to our Pivotal Software equity investment for the three and nine months ended September 30, 2018.

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

CORPORATE COSTS (OPERATING)
	Three months ended September 30		Nine months ended September 30
(In millions)	2018	2017	2018	2017

Total Corporate Items and Eliminations (GAAP)	$(23,519)	$(509)	$(24,481)	$(3,031)
Less: restructuring and other charges	(1,501)	(1,079)	(2,328)	(2,761)
Less: gains (losses) on disposals	207	1,885	450	1,887
Less: unrealized gains (losses)	(73)	—	193	—
Less: goodwill impairment	(21,973)	(947)	(21,973)	(947)
Adjusted total corporate costs (operating) (Non-GAAP)	$(179)	$(367)	$(822)	$(1,209)

2018 - 2017 COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30

Revenues increased $0.2 billion, primarily as a result of:

•	$0.2 billion decrease in inter-segment eliminations.

Operating costs increased $23.0 billion, primarily as a result of:

•
$21.0 billion of higher goodwill impairment charges due to a $22.0 billion goodwill impairment related to our Power business in the third quarter of 2018 compared to a $0.9 billion charge for the impairment of Power Conversion goodwill in the third quarter of 2017.

•
$1.7 billion of lower net gains from disposed or held for sale businesses, which is primarily related to the $1.9 billion gain from the sale of our Water business to Suez in the third quarter of 2017 and $0.4 billion of held for sale losses related to our Lighting and Aviation segments in the third quarter of 2018. These decreases were partially offset by a $0.7 billion gain from the sale of our Value-Based Care business to Veritas Capital in the third quarter of 2018.

•
$0.4 billion of higher restructuring and other charges related to $0.6 billion of impairments within our Power business in the third quarter of 2018 partially offset by $0.2 billion of lower impairments on power plant assets in 2018.

•	$0.1 billion of higher unrealized losses related to our equity investment in Pivotal Software.

•	$0.2 billion of lower Corporate costs from restructuring and cost reduction actions.

*Non-GAAP Financial Measure

2018 3Q FORM 10-Q 31

MD&A	CORPORATE ITEMS AND ELIMINATIONS

2018 - 2017 COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30

Revenues increased $0.3 billion, primarily as a result of:

•	$0.3 billion decrease in inter-segment eliminations.

Operating costs increased $21.5 billion, primarily as a result of:

•
$21.0 billion of higher goodwill impairment charges due to a $22.0 billion goodwill impairment related to our Power business in the third quarter of 2018 compared to a $0.9 billion charge for the impairment of Power Conversion goodwill in the third quarter of 2017.

•
$1.4 billion of lower net gains from disposed or held for sale businesses, which is primarily related to the $1.9 billion gain from the sale of our Water business to Suez in the third quarter of 2017, $0.5 billion of held for sale losses related to our Lighting and Aviation segments in 2018. These decreases were partially offset by a $0.7 billion gain from the sale of our Value-Based Care business to Veritas Capital in the third quarter of 2018 and a $0.3 billion gain from the sale of our Industrial Solutions business to ABB in the second quarter of 2018.

•
$0.4 billion of lower restructuring and other charges primarily due to $0.8 billion of lower restructuring charges as well as $0.2 billion lower impairment losses on power plant assets in 2018. These decreases were partially offset by $0.6 billion of impairments related to our Power segment in 2018.

•	$0.2 billion of higher unrealized gains related to our equity investment in Pivotal Software.

•	$0.4 billion of lower Corporate costs from restructuring and cost reduction actions.

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

RESTRUCTURING & OTHER CHARGES
	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Workforce reductions	$0.3	$0.3	$0.7	$1.0
Plant closures & associated costs and other asset write-downs	1.1	0.8	1.5	1.3
Acquisition/disposition net charges	0.2	0.3	0.6	0.7
Other	—	—	0.1	0.1
Total(a)	$1.6	$1.4	$2.9	$3.1

(a)	Subsequent to the Baker Hughes transaction, restructuring and other charges are included in the determination of segment profit for our Oil & Gas segment.

2018 - 2017 COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30

For the three months ended September 30, 2018, restructuring and other charges were $1.6 billion of which approximately $0.6     billion was reported in cost of products/services and $0.9 billion was reported in selling, general and administrative expenses (SG&A). These activities were primarily at Power, Corporate and Oil & Gas. Cash expenditures for restructuring and other charges were approximately $0.5 billion for three months ended September 30, 2018. Of the total $1.6 billion restructuring and other charges, $0.1 billion was recorded in the Oil & Gas segment, which amounted to $0.1 billion net of noncontrolling interest.
For the three months ended September 30, 2017, restructuring and other charges were $1.4 billion of which approximately $0.8 billion was reported in cost of products/services, $0.7 billion was reported in SG&A. These activities were primarily at Corporate, Oil & Gas and Power. Cash expenditures for restructuring and other charges were approximately $0.6 billion for the three months ended September 30, 2017. Of the total $1.4 billion restructuring and other charges, $0.4 billion was recorded in the Oil & Gas segment which amounted to $0.3 billion net of noncontrolling interest.

32 2018 3Q FORM 10-Q

MD&A	CORPORATE ITEMS AND ELIMINATIONS

2018 - 2017 COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30

For the nine months ended September 30, 2018, restructuring and other charges were $2.9 billion of which approximately $1.1 billion was reported in cost of products/services and $1.7 billion was reported in selling, general and administrative expenses (SG&A). These activities were primarily at Power, Corporate and Oil & Gas. Cash expenditures for restructuring and other charges were approximately $1.3 billion for nine months ended September 30, 2018. Of the total $2.9 billion restructuring and other charges, $0.6 billion was recorded in the Oil & Gas segment, which amounted to $0.4 billion net of noncontrolling interest.

For the nine months ended September 30, 2017, restructuring and other charges were $3.1 billion of which approximately $1.9 billion was reported in cost of products/services and $1.3 billion was reported in SG&A. These activities were primarily at Corporate, Power and Oil & Gas. Cash expenditures for restructuring and other charges were approximately $1.6 billion for the nine months ended September 30, 2017. Of the total $3.1 billion restructuring and other charges, $0.4 billion was recorded in the Oil & Gas segment which amounted to $0.3 billion net of noncontrolling interest.

COSTS AND GAINS NOT INCLUDED IN SEGMENT RESULTS

As discussed in the Segment Operations section within the MD&A, certain amounts are not included in industrial segment results because they are excluded from measurement of their operating performance for internal and external purposes. These costs relate primarily to goodwill impairment, restructuring and acquisition and disposition activities. The amount of costs and gains (losses) not included in segment results are as follows.

COSTS
	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Power	$23.0	$1.1	$23.2	$1.7
Renewable Energy	—	—	0.1	0.2
Aviation	—	—	—	0.1
Oil & Gas(a)	—	—	—	0.2
Healthcare	0.1	0.1	0.2	0.2
Transportation	—	—	—	0.1
Lighting	—	—	—	0.2
Total	$23.1	$1.3	$23.6	$2.7

GAINS (LOSSES)
	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Power	$—	$1.9	$0.3	$1.9
Renewable Energy	—	—	—	—
Aviation	(0.1)	—	(0.1)	—
Oil & Gas(a)	—	—	—	—
Healthcare	0.7	—	0.7	—
Transportation	—	—	—	—
Lighting	(0.3)	—	(0.4)	—
Total	$0.2	$1.9	$0.4	$1.9

(a)	Subsequent to the Baker Hughes transaction, restructuring and other charges are included in the determination of segment profit for our Oil & Gas segment.

2018 3Q FORM 10-Q 33

MD&A	OTHER CONSOLIDATED INFORMATION

OTHER CONSOLIDATED INFORMATION

INTEREST AND OTHER FINANCIAL CHARGES

Consolidated interest and other financial charges amounted to $1.2 billion and $1.2 billion for the three months ended September 30, 2018 and 2017, respectively, as incremental interest on BHGE debt issuances and higher benchmark interest rates were offset by debt maturities. Consolidated interest and other financial charges amounted to $3.8 billion and $3.5 billion for the nine months ended September 30, 2018 and 2017, respectively. The increase of $0.3 billion was driven by incremental interest on BHGE debt issuances and higher benchmark interest rates, partially offset by debt maturities.

GE interest and other financial charges (exclusive of interest on debt assumed by GE) amounted to $0.7 billion and $0.7 billion for the three months ended September 30, 2018 and 2017, respectively, as incremental interest on BHGE debt issuances and intercompany loans from GE Capital were offset by lower costs from monetization programs with GE Capital and debt maturities. GE interest and other financial charges (exclusive of interest on debt assumed by GE) amounted to $2.0 billion and $1.9 billion for the nine months ended September 30, 2018 and 2017, respectively. The increase of $0.1 billion was driven by incremental interest from BHGE debt issuances and intercompany loans from GE Capital as well as higher interest rates on commercial paper, partially offset by lower costs from monetization programs with GE Capital and debt maturities.

GE Capital interest and other financial charges (inclusive of interest on debt assumed by GE) amounted to $0.7 billion and $0.8 billion for the three months ended September 30, 2018 and 2017, respectively and $2.3 billion and $2.4 billion for the nine months ended September 30, 2018 and 2017, respectively. The decrease in both periods was driven by lower average debt balances due to maturities, partially offset by higher benchmark interest rates.

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

CONSOLIDATED

	Three months ended September 30		Nine months ended September 30
(In billions)	2018	2017	2018	2017

Provision (benefit) for income taxes	$0.2	$(0.6)	$0.7	$(0.7)
2018 – 2017 COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30

The consolidated income tax rate was (1)% and (74)% for the quarters ended September 30, 2018 and 2017, respectively. The negative rate for 2018 reflects a tax expense on a pretax loss whereas the negative rate for 2017 reflects a tax benefit on pre-tax income.

The consolidated provision (benefit) for income taxes was $0.2 billion in the third quarter of 2018 and $(0.6) billion in the third quarter of 2017. The increase in tax provision was primarily due to the nonrecurrence of the benefit from a lower tax rate relative to the U.S. statutory rate on the disposition of the Water business in 2017 and an increase in valuation allowances on the deferred tax assets of our non-U.S. operations as a result of lower forecasted operating earnings in our Power business in 2018.

34 2018 3Q FORM 10-Q

MD&A	OTHER CONSOLIDATED INFORMATION

The consolidated tax provision (benefit) includes $0.2 billion and $(0.3) billion for GE (excluding GE Capital) for the third quarters of 2018 and 2017, respectively.

2018 – 2017 COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30

The consolidated income tax rate was (3)% and (38)% for the nine months ended September 30, 2018 and 2017, respectively. The negative rate for 2018 reflects a tax expense on a pretax loss whereas the negative rate for 2017 reflects a tax benefit on pre-tax income.

The consolidated provision (benefit) for income taxes was $0.7 billion in the nine months of 2018 and $(0.7) billion in the nine months of 2017. The increase in tax provision was primarily due to lower benefits from global activities relative to the U.S. statutory rate including an increase in valuation allowances on the deferred tax assets of our non-U.S. operations as a result of lower forecasted operating earnings in our Power business, the decision to execute an internal restructuring to separate the Healthcare business and the cost of the newly enacted base erosion and global intangible income provisions and the nonrecurrence of the benefit from a lower tax rate relative to the U.S. tax rate on the disposition of the Water business in 2017. This was partially offset by an adjustment to the 2018 nine-month provision that decreased the rate to be in line with the lower projected full year rate while in 2017, there was an adjustment to increase the nine-month rate to be in line with the higher projected full year rate.

The consolidated tax provision (benefit) includes $0.8 billion and $(0.1) billion for GE (excluding GE Capital) for the nine months of 2018 and 2017, respectively.

The effective tax rate in future periods is expected to increase given changes in our income profile including changes to GE Capital earnings.

See Note 14 to the consolidated financial statements for additional information related to income taxes.

BENEFITS FROM GLOBAL OPERATIONS

Absent the effects of U.S. tax reform, our consolidated income tax provision is reduced because of the benefits of lower-taxed global operations. The benefit from non-U.S. rates below the U.S. statutory rate was significant prior to the decrease in the U.S. statutory rate to 21% beginning in 2018. While reduced, there is still a benefit as certain non-U.S. income is subject to local country tax rates that are below the new U.S. statutory rate.

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

2018 3Q FORM 10-Q 35

MD&A	OTHER CONSOLIDATED INFORMATION

We have not significantly adjusted our provisional estimate of the enactment of U.S. tax reform during the third quarter of 2018 as we continue to analyze information related to our operations as well as new guidance and other aspects of the enacted provisions. Based on our on-going analysis of the currently issued guidance on the transition tax on historic foreign earnings and related foreign tax credit impacts through the third quarter, including advice from outside advisors, we believe the provisional estimate of the impact of enactment, as recorded in the fourth quarter of 2017 and adjusted during 2018 remains a reasonable estimate of the effects of enactment including the impact of items in the 2018 tax filings. We will update the impact of enactment during the fourth quarter of 2018 based on available government guidance and additional analysis of our information. However, there were discrete changes in the provisional estimate identified, primarily at Baker Hughes in connection with measurement period adjustments to purchase price allocation and the associated impact of the change in tax rate on deferred taxes that reduced the provisional amounts recorded by $0.1 billion in the first nine months of 2018. Primarily all of this benefit relates to non-consolidated operations and did not affect net earnings to the company as there is an offsetting adjustment to income from noncontrolling interests. The net remaining cost also relates primarily to the revaluation of deferred taxes corresponding to measurement period adjustments to the purchase price allocation for the Baker Hughes acquisition.

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

36 2018 3Q FORM 10-Q

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

MAJOR CHANGES IN OUR FINANCIAL POSITION FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2018

•	Cash, cash equivalents and restricted cash decreased $17.0 billion.
As of September 30, 2018, GE Cash, cash equivalents and restricted cash excluding BHGE was $9.1 billion and BHGE Cash, cash equivalents and restricted cash was $4.8 billion.
GE Cash, cash equivalents and restricted cash decreased $5.0 billion due to cash used for operating activities of $4.1 billion (including GE Pension Plan contributions of $6.0 billion), net repayments of borrowings of $3.4 billion (including $0.8 billion at BHGE), payments of common dividends to shareowners of $3.1 billion, gross additions to PP&E and internal-use software of $2.7 billion, BHGE net stock repurchases and dividends to noncontrolling interests of $0.6 billion, net investments in intangible assets of $0.5 billion and net settlements of derivative hedges of $0.4 billion, partially offset by intercompany loans from GE Capital to GE of $6.5 billion and proceeds from business dispositions of $3.4 billion.
GE Capital Cash, cash equivalents and restricted cash as of September 30, 2018 was $13.1 billion and decreased $12.1 billion primarily due to net repayments of borrowings of $16.8 billion, intercompany loans from GE Capital to GE of $6.5 billion and net purchases of investment securities of $2.8 billion, partially offset by net collections of financing receivables of $6.7 billion, maturities of liquidity investments of $4.8 billion and proceeds from the sale of EFS' debt origination business and equity investments of $3.7 billion.
See the Statement of Cash Flows section within this MD&A for further information.

•
Investment securities decreased $3.9 billion, primarily due to maturities of liquidity portfolio investments and a decrease in net unrealized gains, partially offset by net purchases of investment securities at GE Capital. See Note 3 to the consolidated financial statements for further information.

•
Current receivables decreased $3.8 billion, primarily due to customer collections of receivables sold by GE to GE Capital in prior periods outpacing new volume. See Note 4 to the consolidated financial statements for further information.

•
Financing receivables - net decreased $2.4 billion, primarily due to the classification of Healthcare Equipment Finance financing receivables at GE Capital as held for sale, in connection with the GE Capital strategic shift. See Note 6 to the consolidated financial statements for further information.

•
Property, plant and equipment - net decreased $3.2 billion, primarily due to depreciation and amortization of $4.2 billion and the classification of our Distributed Power business in our Power segment as held for sale of $0.3 billion, partially offset by net additions to property, plant and equipment of $2.3 billion. See Note 7 to the consolidated financial statements for further information.

•
Goodwill decreased $23.6 billion, primarily due to impairments related to our Power segment of $22.0 billion, the classification of our Distributed Power business in our Power segment as held for sale of $1.8 billion and the effects of currency exchange of $0.6 billion, partially offset by purchase accounting adjustments of $0.8 billion. See Note 8 to the consolidated financial statements for further information.

•
Contract and other deferred assets increased $0.5 billion. Revenues in excess of billings increased $0.3 billion on our long-term service agreements. In addition, other deferred assets increased $0.2 billion, primarily due to an increase in nonrecurring engineering costs of $0.3 billion partially offset by a decrease in deferred inventory costs of $0.1 billion. See Note 10 to the consolidated financial statements for further information.

•
All other assets decreased $4.5 billion, primarily due to sales of associated companies at GE Capital and the adoption of ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. See Note 1 to the consolidated financial statements for further information.

•
Deferred income taxes increased $1.5 billion, primarily due to the adoption of ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. See Note 1 to the consolidated financial statements for further information.

•
Borrowings decreased $19.6 billion, primarily due to net repayments of borrowings at GE Capital of $16.8 billion, net repayments of borrowings at BHGE of $0.8 billion and the effects of currency exchange of $0.5 billion. See Note 11 to the consolidated financial statements for further information.

•
Investment contracts, insurance liabilities and insurance annuity benefits decreased $2.6 billion, primarily due to a decrease in future policy benefit reserves as a result of a decrease in unrealized gains on debt securities supporting insurance contracts. See Note 12 to the consolidated financial statements for further information.

•	Non-current compensation and benefits decreased $7.3 billion, primarily due to GE Pension Plan contributions of $6.0 billion.

•
Redeemable noncontrolling interests decreased $3.0 billion, primarily due to the exercise by Alstom of their redemption rights with respect to grid technology and renewable energy joint ventures in our Power and Renewable Energy segments. See Note 15 to the consolidated financial statements for further information.

2018 3Q FORM 10-Q 37

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

FINANCIAL RESOURCES AND LIQUIDITY
LIQUIDITY AND BORROWINGS
We maintain a strong focus on liquidity. At both GE and GE Capital we manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations throughout business cycles.

Our liquidity and borrowing plans for GE and GE Capital are established within the context of our financial and strategic planning processes and consider the liquidity necessary to fund our operating commitments, which include purchase obligations for inventory and equipment, payroll and general expenses (including pension funding). We also consider our capital allocation and growth objectives, including funding debt maturities and insurance obligations, investing in research and development and acquiring industrial businesses, as well as dividend payments and share repurchases. We define our liquidity risk tolerance based on liquidity sources and uses, and our liquidity position is targeted to meet our obligations under both normal and stressed conditions.

GE cash, cash equivalents and restricted cash totaled $13.9 billion at September 30, 2018, including $4.8 billion at BHGE. At GE, we rely primarily on free cash flows from our operating businesses, proceeds from announced dispositions and planned debt issuances. Cash generation can be subject to variability based on many factors, including seasonality, receipt of down payments on large equipment orders, timing of billings on long-term contracts, the effects of changes in end markets and our ability to execute dispositions. Our focus is on strengthening our cash position, with a balanced capital allocation plan including organic investments that generate strong returns. We intend to maintain a disciplined financial policy, targeting a sustainable credit rating in the Single A range, and targeting a net debt/EBITDA ratio of 2.5x or less. We expect to make significant progress toward this leverage goal over the next few years.

During the first nine months of 2018, GE entered into intercompany loans from GE Capital totaling $6.5 billion (utilizing a portion of GE Capital's excess unsecured term debt) which comprised $6.0 billion to fund its contributions to the GE Pension Plan and a short-term loan of $0.5 billion to refinance other existing intercompany loans from GE Capital to GE to a shorter duration. These loans bear the right of offset against amounts owed by GE Capital to GE under the assumed debt agreement and were priced at market terms with a weighted average interest rate and term of 3.6% and approximately six years, respectively. At September 30, 2018, the total balance of all such intercompany loans with right of offset was $13.7 billion, with a collective weighted average interest rate and term of 3.5% and approximately 10 years, respectively. These loans can be prepaid by GE at any time, in whole or in part, without premium or penalty.

Our 2018 capital allocation plan also considers the fourth quarter funding of €2.6 billion ($3.1 billion) for Alstom redemption rights related to certain consolidated joint ventures, which was completed on October 2, 2018. See Note 15 to the consolidated financial statements for further information.

GE has available a variety of liquidity management tools to fund its operations, including a commercial paper program, revolving credit facilities and short-term intercompany loans from GE Capital, which are typically repaid within the same quarter. At GE Capital, we mainly rely on cash and short-term investments, cash generated from dispositions and cash flows from our businesses to fund our insurance obligations and debt maturities, including the current portion of long-term debt of $7.6 billion at September 30, 2018, as well as our operating and interest costs. On October 2, 2018, S&P lowered the credit ratings of GE and GE Capital short- and long-term debt from A-1 to A-2 and from A to BBB+, respectively, with a Stable outlook. The reduction in our short-term ratings will result in GE transitioning to a split tier-1/tier-2 commercial paper issuer, which will reduce our borrowing capacity in the commercial paper markets. To accommodate GE’s short-term liquidity needs, we plan to increase utilization of our revolving credit facilities, which will result in an overall increase to our cost of funds.

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

As of September 30, 2018, GE Capital maintained liquidity sources of $13.8 billion that consisted of cash, cash equivalents and restricted cash of $13.1 billion, high-quality investments of $0.2 billion and cash, cash equivalents and restricted cash of $0.4 billion classified within discontinued operations. We expect to generate incremental cash from planned asset reduction actions, of which approximately $7.0 billion has been completed. We also anticipate that GE will contribute at least $3 billion of capital to GE Capital in 2019. Additionally, while we maintain adequate liquidity levels, we may engage in liability management actions, such as buying back debt, based on market and economic conditions in order to reduce our excess interest costs.

*Non-GAAP Financial Measure

38 2018 3Q FORM 10-Q

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

In 2015, senior unsecured notes and commercial paper were assumed by GE upon its merger with GE Capital resulting in an intercompany receivable and payable between GE and GE Capital. On the GE Statement of Financial Position, assumed debt is presented within borrowings with an offsetting receivable from GE Capital and on the GE Capital Statement of Financial Position, this is reflected as an intercompany payable to GE within borrowings. At September 30, 2018, the outstanding assumed debt was $37.0 billion (see Note 11 to the consolidated financial statements for additional information). The following table provides a reconciliation of total short- and long-term borrowings as reported on the respective GE and GE Capital Statements of Financial Position to borrowings originally issued by GE and GE Capital.

September 30, 2018 (in billions)	GE	GE Capital	Consolidated(a)

Total short- and long-term borrowings	$69.6	$47.0	$115.0

Debt assumed by GE from GE Capital	(37.0)	37.0	—
Intercompany loans with right of offset	13.7	(13.7)	—
Total intercompany payable (receivable) between GE and GE Capital	(23.3)	23.3	—

Total borrowings issued and outstanding	$46.3	$70.3	$115.0

(a)	Includes $1.6 billion elimination of other intercompany borrowings between GE and GE Capital.

The following table illustrates the primary components of borrowings originally issued and outstanding in GE and GE Capital.

(In billions)
GE	September 30, 2018	GE Capital	September 30, 2018
Commercial paper	$3.0	Commercial paper	$3.0
Senior notes	20.9	Senior and subordinated notes	39.5
Intercompany loans from GE Capital(a)	13.7	Senior and subordinated notes assumed by GE	37.0
Other GE borrowings	2.3	Intercompany loans to GE(a)	(13.7)
Total GE excluding BHGE	$39.9	Other GE Capital borrowings	4.4
BHGE borrowings	6.4
Total borrowings issued by GE	$46.3	Total borrowings issued by GE Capital	$70.3

(a)	The intercompany loans from GE Capital to GE bear the right of offset against amounts owed by GE Capital to GE under the assumed debt agreement.

In conjunction with the 2016 exchange of the GE Capital preferred stock into GE preferred stock and the exchange of Series A, B and C preferred stock into Series D preferred stock, GE Capital issued preferred stock to GE for which the amount and terms mirrored the GE preferred stock held by external investors ($5,496 million carrying value at September 30, 2018). On July 1, 2018, GE Capital and GE exchanged the existing Series D preferred stock issued to GE for new GE Capital Series D preferred stock that is mandatorily convertible into GE Capital common stock on January 21, 2021. The cash dividend on the new GE Capital preferred stock will equal the cash dividend and accretion on the GE Series D preferred stock through January 21, 2021, at which time the GE Capital preferred stock will convert to GE Capital common stock. After this conversion, GE Capital will no longer pay preferred stock dividends to GE and GE will have to rely on its own cash flows to pay dividends on the GE Series D preferred stock. The exchange of GE Capital Series D preferred stock has no impact on the GE Series D preferred stock, which remains callable for $5,694 million on January 21, 2021 or thereafter on dividend payment dates.

LIQUIDITY SOURCES

GE cash, cash equivalents and restricted cash totaled $13.9 billion at September 30, 2018, including $4.8 billion in BHGE that can only be accessed by GE through the declaration of a dividend by BHGE's Board of Directors, our pro-rata share of BHGE stock buy-backs, and settlements of any intercompany positions. As a result of these restrictions, GE does not consider BHGE cash a freely available source of liquidity for its purposes. GE Capital maintained liquidity sources of $13.8 billion that consisted of cash, cash equivalents and restricted cash of $13.1 billion, high-quality investments of $0.2 billion and cash, cash equivalents and restricted cash of $0.4 billion classified as discontinued operations. Additionally, GE had in place $47.5 billion of committed credit lines ($40.8 billion net of offset provisions), which had no outstanding balance at September 30, 2018.

2018 3Q FORM 10-Q 39

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(In billions)	September 30, 2018		September 30, 2018

GE(a)	$13.9	U.S.	$9.8
GE Capital(b)	13.1	Non-U.S.	17.2

(a)
At September 30, 2018, $3.7 billion of GE cash, cash equivalents and restricted cash was held in countries with currency controls that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. These funds are available to fund operations and growth in these countries and we do not currently anticipate a need to transfer these funds to the U.S. Included in this amount was $1.1 billion of BHGE cash and equivalents, which is subject to similar restrictions.

(b)	Included $0.8 billion held in insurance and banking entities which are subject to regulatory restrictions.

Excluding cash held in countries with currency controls and cash at BHGE, total GE cash, cash equivalents and restricted cash was $6.5 billion at September 30, 2018.

COMMITTED AND AVAILABLE CREDIT FACILITIES
September 30 (In billions)	2018

Unused back-up revolving credit facility(a)	$20.0
Revolving credit facilities (exceeding one year)(b)	24.0
Bilateral revolving credit facilities (364-day)(c)	3.6
Total committed credit facilities	$47.5
Less offset provisions(d)	(6.7)
Total net available credit facilities	$40.8

(a)	Consisted of a $20 billion syndicated credit facility extended by 36 banks, expiring in 2021.

(b)	Included a $19.8 billion syndicated credit facility extended by six banks, expiring in 2020.

(c)	Consisted of credit facilities extended by seven banks, with expiration dates ranging from February 2019 to May 2019.

(d)
Commitments under certain credit facilities in (a) and (b) may be reduced by up to $6.7 billion due to offset provisions for any bank that holds a commitment to lend under both syndicated credit facilities.

During the third quarter of 2018, GE average and maximum borrowings from revolving credit facilities were $1.8 billion and $2.0 billion, respectively.

Under the terms of an agreement between GE Capital and GE, GE Capital has the right to compel GE to borrow under certain of these credit lines and transfer the proceeds to GE Capital as intercompany loans, which would be subject to the same terms and conditions as those between GE and the lending banks.

COMMERCIAL PAPER
(In billions)	GE	GE Capital

2018
Average borrowings during the third quarter	$9.8	$3.0
Maximum borrowings outstanding during the third quarter	$11.7	$3.1
Ending balance at September 30	$3.0	$3.0

2017
Average borrowings during the third quarter	$14.8	$5.0
Maximum borrowings outstanding during the third quarter	$19.5	$5.1
Ending balance at September 30	$2.0	$5.0

GE Capital commercial paper maturities have historically been funded principally through new commercial paper issuances, and the majority of GE commercial paper is repaid within the respective quarter.

We securitize financial assets as an alternative source of funding. During 2018, we completed $2.2 billion of non-recourse issuances and $1.4 billion of non-recourse borrowings matured. At September 30, 2018, consolidated non-recourse securitization borrowings were $2.7 billion.

40 2018 3Q FORM 10-Q

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

FOREIGN CURRENCY
As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies are euro, the pound sterling, the Brazilian real and the Chinese renminbi. The results of operating entities reported in currencies other than U.S. dollar are translated to the U.S. dollar at the applicable exchange rate for inclusion in the financial statements. We use a number of techniques to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. The foreign currency effect arising from operating activities outside of the U.S., including the remeasurement of derivatives, can result in significant transactional foreign currency fluctuations at points in time, but will generally be offset as the underlying hedged item is recognized in earnings. The effects of foreign currency fluctuations, excluding the earnings impact of the underlying hedged item, decreased net earnings for the three months ended September 30, 2018 by less than $0.3 billion.

Effective July 1, 2018, we designated the Argentine peso as highly inflationary, which had an immaterial impact on our financial statements.

As of September 30, 2018, we held the U.S. dollar equivalent of $0.4 billion of cash in Angolan kwanza. As Angola is subject to currency controls that restrict the transfer of funds to the U.S. and there is no liquid derivatives market for this currency, we have used Angolan kwanza to purchase $0.4 billion equivalent bonds issued by the central bank in Angola (Banco Nacional de Angola) with various maturities through 2020 to mitigate the related currency devaluation exposure risk. The bonds are denominated in Angolan kwanza as U.S. dollar equivalents, so that, upon payment of periodic interest and principal upon maturity, payment is made in Angolan kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate.

See Note 17 to the consolidated financial statements for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

DEBT AND DERIVATIVE INSTRUMENTS, GUARANTEES AND COVENANTS
CREDIT RATINGS

We have relied, and may continue to rely, on the short- and long-term debt capital markets to fund, among other things, a significant portion of our operations and significant acquisitions. The cost and availability of debt financing is influenced by our credit ratings. Moody’s Investors Service (Moody’s), Standard and Poor’s Global Ratings (S&P), and Fitch Ratings (Fitch) currently issue ratings on GE and GE Capital short- and long-term debt.

On October 2, 2018, S&P lowered the credit ratings of GE and GE Capital short- and long-term debt from A-1 to A-2 and from A to BBB+, respectively, with a Stable outlook. In addition, Moody’s and Fitch changed their respective outlooks to ‘review for a potential downgrade’ and ‘Rating Watch Negative’ for both GE and GE Capital.

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

The credit ratings of GE and GE Capital as of the date of this filing are set forth in the table below.

	Moody's	S&P	Fitch

GE
Outlook	Review for Downgrade	Stable	Rating Watch Negative
Short term	P-1	A-2	F1
Long term	A2	BBB+	A

GE Capital
Outlook	Review for Downgrade	Stable	Rating Watch Negative
Short term	P-1	A-2	F1
Long term	A2	BBB+	A

2018 3Q FORM 10-Q 41

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

PRINCIPAL DEBT AND DERIVATIVE CONDITIONS

Certain of our derivative instruments can be terminated if specified credit ratings are not maintained and certain debt and derivatives agreements of other consolidated entities have provisions that are affected by these credit ratings. Substantially all of our debt agreements do not contain material credit rating covenants.

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

Swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the credit ratings of the applicable GE entity were to fall below specified ratings levels agreed upon with the counterparty, primarily BBB/Baa2. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability subject to such termination provisions, after consideration of collateral posted by us and outstanding interest payments was $510 million at September 30, 2018. This excludes exposure related to embedded derivatives.

See Note 17 to the consolidated financial statements for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

42 2018 3Q FORM 10-Q

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

STATEMENT OF CASH FLOWS – NINE MONTHS ENDED SEPTEMBER 30, 2018 VERSUS 2017

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

See the Intercompany Transactions between GE and GE Capital section within this MD&A and Notes 4 and 21 to the consolidated financial statements for further information regarding certain transactions affecting our consolidated Statement of Cash Flows.

2018 – 2017 COMMENTARY

GE cash used for operating activities increased $8.2 billion primarily due to the following:

•	No common dividends were paid by GE Capital to GE in 2018 compared with $4.0 billion in 2017.

•	Cash used for GE CFOA (excluding common dividends received from GE Capital in 2017) amounted to $4.1 billion in 2018 and an insignificant amount in 2017, primarily due to the following:

•
Net earnings for cash flows plus depreciation and amortization of property, plant and equipment, amortization of intangible assets, goodwill impairments and deferred income taxes of $5.5 billion in 2018 compared with $6.0 billion in 2017. Net earnings for cash flows included pre-tax gains on business dispositions and other investments and non-cash pre-tax gains (losses) of $0.9 billion compared with $2.0 billion in 2017. Net earnings for cash flows also included pre-tax restructuring and other charges of $2.2 billion in 2018 compared with $3.0 billion in 2017.

•
Lower growth in contract and other deferred assets of $1.0 billion in 2018 compared with $2.9 billion in 2017, primarily due to the timing of revenue recognized relative to the timing of billings and collections on our long-term equipment agreements, primarily in our Power segment, our long-term service agreements, primarily in our Aviation segment, and lower cash used for deferred inventory, primarily in our Power segment, partially offset by our Renewable Energy and Aviation segments.

•
An increase in cash used for working capital of $2.3 billion in 2018 compared with $0.9 billion in 2017. This was primarily due to an increase in cash used from progress collections of $1.9 billion, mainly in our Power and Aviation segments, partially offset by our Renewable Energy segment, an increase in cash used for current receivables of $1.4 billion across all segments excluding Oil & Gas, and an increase in cash used for inventories of $0.3 billion, mainly in our Oil & Gas, Transportation, Healthcare and Aviation segments, partially offset by our Power segment. These increases in cash used for working capital were partially offset by an increase in cash generated from accounts payable of $2.2 billion, mainly in our Aviation, Oil & Gas, Renewable Energy and Healthcare segments.

•	GE Pension Plan contributions of $6.0 billion in 2018 compared with $1.4 billion in 2017.

•	Lower cash paid for restructuring charges of $1.3 billion in 2018 compared with $1.6 billion in 2017.

2018 3Q FORM 10-Q 43

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

GE cash from investing activities increased $8.1 billion primarily due to the following:

•
An insignificant amount of business acquisitions in 2018, compared with business acquisitions of $6.1 billion in 2017, mainly driven by the Baker Hughes transaction for $3.4 billion ($7.5 billion cash consideration, less $4.1 billion of cash assumed), LM Wind Power for $1.6 billion (net of cash acquired) and ServiceMax for $0.9 billion (net of cash acquired).

•	Net cash paid for settlements of derivative hedges of $0.4 billion in 2018, compared with $1.4 billion in 2017.

•	Lower additions to property, plant and equipment of $2.4 billion in 2018, compared with $3.1 billion in 2017.

•
Proceeds from business dispositions of $3.4 billion in 2018, primarily from the sale of our Industrial Solutions business for $2.2 billion (net of cash transferred) and our Value-Based Care business in our Healthcare segment for $1.0 billion (net of cash transferred), compared with $2.9 billion in 2017, mainly driven by the sale of our Water business for $2.7 billion (net of cash transferred).

GE cash used for financing activities increased $6.2 billion primarily due to the following:

•
A net increase in borrowings of $3.1 billion in 2018, mainly driven by intercompany loans from GE Capital to GE of $6.5 billion (including $6.0 billion to fund contributions to the GE Pension Plan), partially offset by net repayments of debt of $3.4 billion (including $0.8 billion at BHGE), compared with a net increase in borrowings of $14.7 billion in 2017, mainly driven by the issuance of long-term debt of $8.6 billion, primarily to fund acquisitions, and long-term loans from GE Capital to GE of $7.3 billion, partially offset by the settlement of the remaining portion of a 2016 short-term loan from GE Capital to GE of $1.3 billion.

•	BHGE net stock repurchases and dividends to noncontrolling interests of $0.6 billion in 2018, compared with $0.1 billion in 2017.

•	These increases in cash used were partially offset by the following decreases:

•	Common dividends paid to shareowners of $3.1 billion in 2018, compared with $6.3 billion in 2017.

•	An insignificant amount of net repurchases of GE treasury shares in 2018, compared with net repurchases of $2.6 billion in 2017.

GE CAPITAL CASH FLOWS

2018 – 2017 COMMENTARY-CONTINUING OPERATIONS:

GE Capital cash from operating activities-continuing operations decreased $1.6 billion primarily due to the following:

•	A net increase in cash collateral paid to counterparties on derivative contracts of $1.8 billion.

GE Capital cash from investing activities-continuing operations decreased $2.1 billion primarily due to the following:

•	A decrease in net maturities related to investment securities of $4.6 billion: $2.1 billion in 2018 compared with $6.7 billion in 2017.

•	An increase in net additions to property, plant & equipment of $1.2 billion.

•	Net proceeds from the sales of our discontinued operations of an insignificant amount in 2018 compared with $1.0 billion in 2017.

•
An increase in intercompany loans from GE Capital to GE of $6.5 billion in 2018 compared with $5.9 billion in 2017 ($7.3 billion of long-term loans, partially offset by the settlement of the remaining portion of a 2016 short-term loan of $1.3 billion).

•	A general reduction in funding related to discontinued operations.

•	These decreases in cash were partially offset by the following increases:

•	Proceeds from the sale of EFS' debt origination business and equity investments of $3.7 billion in 2018.

•	Higher collections of financing receivables of $3.4 billion: $6.7 billion in 2018 compared with $3.2 billion in 2017.

GE Capital cash used for financing activities-continuing operations decreased $2.9 billion primarily due to the following:

•	GE Capital paid no common dividends to GE in 2018 compared with $4.0 billion in 2017.

•	Lower net repayments of borrowings of $16.8 billion in 2018 compared with $17.6 billion in 2017.

•	These increases in cash were partially offset by a net increase in derivative cash settlements paid of $1.8 billion.

44 2018 3Q FORM 10-Q

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

INTERCOMPANY TRANSACTIONS BETWEEN GE AND GE CAPITAL

GE Capital, the financial arm of GE, provides financial and intellectual capital to GE’s industrial businesses and its customers. GE Capital enables GE orders by either providing direct financing for a GE transaction or by bringing market participants together that result in industrial sales. On January 16, 2018, we announced plans to take actions to make GE Capital smaller and more focused, including a substantial reduction in the size of GE Capital's Energy Financial Services and Industrial Finance businesses. We will retain origination capabilities to support our industrial businesses; however, we will transition to more funding by the capital markets, including export credit agencies and financial institutions. The transactions where GE and GE Capital are directly involved are made on arm's length terms and are reported in the GE and GE Capital columns of our financial statements. These transactions include, but are not limited to, the following:

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

CASH FLOWS

GE did not receive a common dividend distribution from GE Capital in the nine months ended September 30, 2018 and it does not expect to for the foreseeable future. GE Capital paid $4.0 billion of common dividends to GE in the nine months ended September 30, 2017.

In order to manage short-term liquidity and credit exposure, GE sells current receivables to GE Capital and other third parties in part to fund the growth of our industrial businesses. During any given period, GE receives cash from the sale of receivables to GE Capital and other third parties, and it therefore forgoes the future collections of cash on receivables sold, as GE Capital collects the cash from the customer. GE also leverages GE Capital for its expertise in receivables collection services and sales of receivables to GE Capital are made on arm’s length terms. These transactions can result in cash generation or cash use in the Statement of Cash Flows. The incremental amount of cash received from sales of receivables in excess of the cash GE would have otherwise collected had these receivables not been sold represents the cash generated or used in the period relating to this activity. The impact from current receivables sold to GE Capital, including current receivables subsequently sold to third parties, decreased GE’s CFOA by $2.9 billion and $2.3 billion in the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, GE Capital had approximately $6.4 billion recorded on its balance sheet related to current receivables purchased from GE. Of these amounts, approximately 26% had been sold by GE to GE Capital with full or limited recourse (i.e., the GE business retains all or some risk of default). The evaluation of whether recourse transactions qualify for accounting derecognition is based, in part, upon the legal jurisdiction of the sale; as such, the majority of recourse transactions outside the U.S. qualify for sale treatment. The effect on GE CFOA of claims by GE Capital on receivables sold with full or limited recourse to GE has not been significant for the nine months ended September 30, 2018 and 2017.

In December 2016, GE Capital entered into a Receivables Facility with members of a bank group, designed to provide extra liquidity to GE. The Receivables Facility allows us to sell eligible current receivables on a non-recourse basis for cash and a deferred purchase price to members of the bank group. The purchase commitment of the bank group remains at $3.8 billion at September 30, 2018. See Note 4 to the consolidated financial statements for further information.

2018 3Q FORM 10-Q 45

MD&A	FINANCIAL RESOURCES AND LIQUIDITY

In certain circumstances, GE provides customers primarily within our Power, Renewable Energy and Aviation businesses with extended payment terms for the purchase of new equipment, purchases of significant upgrades and for fixed billings within our long-term service contracts. Similar to current receivables, GE may sell these long-term receivables to GE Capital to manage short-term liquidity and fund growth. These transactions are made on arm's length terms and any fair value adjustments, primarily related to time value of money, are recognized within the Industrial business in the period these receivables are sold to GE Capital. GE Capital accretes interest and factoring fee income over the life of the receivables. Factoring fee income is eliminated in our consolidated results. In addition, the long-term portion of any remaining outstanding receivables as of the end of the period are reflected in All other assets within our consolidated Statement of Financial Position. Related to GE long-term customer receivables outstanding, assets at GE Capital decreased to $1.2 billion from $2.1 billion, net of deferred income of approximately $0.1 and $0.3 billion recorded in its balance sheet at September 30, 2018 and December 31, 2017, respectively. The effect of cash generated from the sale of these long-term receivables to GE Capital decreased GE's CFOA by $0.6 billion and increased GE's CFOA by $0.4 billion in the nine months ended September 30, 2018 and 2017, respectively.

ENABLED ORDERS

Enabled orders represent the act of introducing, elevating and influencing customers and prospects that result in an industrial sale, potentially coupled with programmatic captive financing or driving incremental products or services. During the nine months ended September 30, 2018 and 2017, GE Capital enabled $5.9 billion and $8.8 billion of GE industrial orders, respectively. In 2018, orders were primarily with our Renewable Energy ($2.2 billion), Healthcare ($1.5 billion) and Power ($1.1 billion) businesses.

AVIATION

During the nine months ended September 30, 2018 and 2017, GE Capital acquired 28 aircraft (list price totaling $3.4 billion) and 34 aircraft (list price totaling $4.6 billion), respectively, from third parties that will be leased to others, which are powered by engines that were manufactured by GE Aviation and affiliates and made payments related to spare engines and engine parts to GE Aviation and affiliates of $0.3 billion and $0.1 billion, respectively. Additionally, GE Capital had $1.2 billion of net book value of engines, originally manufactured by GE Aviation and affiliates and subsequently leased back to GE Aviation and affiliates at both September 30, 2018 and December 31, 2017.

PENSIONS

GE Capital is a member of certain GE Pension Plans. As a result of the GE Capital Exit Plan, GE Capital will have additional funding obligations for these pension plans. These obligations are recognized as an expense in GE Capital’s other continuing operations when they become probable and estimable. There was no additional funding obligations recognized by GE Capital for the nine months ended September 30, 2018. The additional funding obligation recognized by GE Capital were an insignificant amount and $0.3 billion for the three and nine months ended September 30, 2017, respectively.

On a consolidated basis, the additional required pension funding and any related assumption fees do not affect current period earnings. Any additional required pension funding will be reflected as a reduction of the pension liability when paid.

GE GUARANTEE OF GE CAPITAL THIRD-PARTY TRANSACTIONS

In certain instances, GE provides guarantees to GE Capital transactions with third parties primarily in connection with enabled orders. In order to meet its underwriting criteria, GE Capital may obtain a direct guarantee from GE related to the performance of the third party. GE guarantees can take many forms and may include, but not be limited to, direct performance or payment guarantees, return on investment guarantees, asset value guarantees and loss pool arrangements. As of September 30, 2018, GE had outstanding guarantees to GE Capital on $2.0 billion of funded exposure and $1.0 billion of unfunded commitments, which included guarantees issued by industrial businesses. The recorded amount of these contingent liabilities was $0.2 billion as of September 30, 2018 and is dependent upon individual transaction level defaults, losses and/or returns.

GE GUARANTEE OF CERTAIN GE CAPITAL DEBT

GE provides implicit and explicit support to GE Capital through commitments, capital contributions and operating support. As previously discussed, debt assumed by GE from GE Capital in connection with the merger of GE Capital into GE was $37.0 billion, and GE guaranteed $37.9 billion of GE Capital debt at September 30, 2018.

See Note 21 to the consolidated financial statements for additional information about the eliminations of intercompany transactions between GE and GE Capital.

46 2018 3Q FORM 10-Q

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

See Notes 1, 9 and 10 to the consolidated financial statements for further information.

2018 3Q FORM 10-Q 47

MD&A	OTHER ITEMS

OTHER ITEMS

NEW ACCOUNTING STANDARDS

ASU 2018-12, FINANCIAL SERVICES - INSURANCE (TOPIC 944): TARGETED IMPROVEMENTS TO THE ACCOUNTING FOR LONG-DURATION CONTRACTS

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. We are evaluating the effect of the standard on our consolidated financial statements and anticipate that its adoption will significantly change the accounting for measurements of our long-duration insurance liabilities. The ASU requires cash flow assumptions used in the measurement of various insurance liabilities to be reviewed at least annually and updated if actual experience or other evidence indicates previous assumptions need to be revised with any required changes recorded in earnings. The discount rate, equivalent to the upper-medium grade (i.e., single A) fixed-income instrument yield reflecting the duration characteristics of the liability, is required to be updated in each reporting period with changes recorded in accumulated other comprehensive income. In measuring the insurance liabilities, contracts shall not be grouped together from different issue years. While we continue to evaluate the effect of the standard on our ongoing financial reporting, we anticipate that the adoption of the ASU may materially affect our financial statements.

ASU NO. 2018-02, INCOME STATEMENT - REPORTING COMPREHENSIVE INCOME (TOPIC 220): RECLASSIFICATION OF CERTAIN TAX EFFECTS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU provides that the stranded tax effects from the Tax Cuts and Jobs Act on the balance of other comprehensive income (OCI) may be reclassified to retained earnings. The ASU is effective for periods beginning after December 15, 2018, with an election to adopt early. We are evaluating the effect of the standard on our consolidated financial statements which we estimate on a preliminary basis, will increase retained earnings by approximately $2 billion.

ASU NO. 2017-12, DERIVATIVES AND HEDGING (TOPIC 815): TARGETED IMPROVEMENTS TO ACCOUNTING FOR HEDING ACTIVITIES

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU is effective for periods beginning after December 15, 2018, with an election to adopt early. The ASU requires certain changes to the presentation of hedge accounting in the financial statements and some new or modified disclosures. The ASU also simplifies the application of hedge accounting and expands the strategies that qualify for hedge accounting. The ASU is not expected to have a material effect to our financial statements.

ASU NO. 2016-02, LEASES

In February 2016, the FASB issued ASU No. 2016-02, Leases. The ASU establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are planning to elect the new transition method approved by the FASB on July 30, 2018, which allows companies to apply the provisions of the new leasing standard as of January 1, 2019, without adjusting the comparative periods presented by recognizing a cumulative-effect adjustment to the opening balance of retained earnings. We are currently in the process of accumulating and evaluating all the necessary information required to properly account for our lease portfolio under the new standard. Additionally, we are implementing an enterprise-wide lease management system to support the ongoing accounting requirements. Development and testing of our selected systems solution is ongoing. We are working closely with the software system developer as the timely readiness of the lease software system is critical to ensure an efficient and effective adoption of the standard. We are evaluating additional changes to our processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements. While we continue to evaluate the effect of the standard on our consolidated financial statements, the adoption of the ASU will result in the recognition of a right of use asset and related liability in the range of approximately $5 billion to $6 billion with an estimated immaterial effect to our retained earnings and cash flows.

48 2018 3Q FORM 10-Q

MD&A	OTHER ITEMS

ASU NO. 2016-13, FINANCIAL INSTRUMENTS - CREDIT LOSSES

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. The ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to receivables arising from revenue transactions such as contract assets and accounts receivables, as well as reinsurance recoverables at GE Capital's run-off insurance operations and is effective for fiscal years beginning after December 15, 2019. We continue to evaluate the effect of the standard on our consolidated financial statements.

MINE SAFETY DISCLOSURES

We have no mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K to report for the current quarter.

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
 A non-U.S. affiliate of GE’s Oil & Gas business attributed €3.8 million ($4.4 million) in gross revenues and €0.7 million ($0.8 million) in net profits during the quarter ending September 30, 2018 against previously reported transactions related to the sale of valves and parts for industrial machinery and equipment used in gas plants, petrochemical plants and gas production projects in Iran.
 A second non-U.S. affiliate of GE’s Oil & Gas business revised four previously received purchase orders during the third quarter of 2018 in order to reflect a reduction in scope to only spare parts that can be delivered prior to November 4, 2018. Each of the four previously reported purchase orders are now valued at less than €0.1 million ($0.1 million). This non-U.S. affiliate attributed less than €0.1 million ($0.1 million) in gross revenues and less than €0.1 million ($0.1 million) in net profits during the quarter ending September 30, 2018 against previously reported transactions.
 A non-U.S. affiliate of GE’s Power business attributed €2.2 million ($2.6 million) in gross revenues and less than €0.1 million ($0.1 million) in net profits during the quarter ending September 30, 2018 against a previously reported received purchase order for the sale of a generator to a petrochemical company in Iran.
 A second non-U.S. affiliate of GE's Power business attributed €0.1 million ($0.1 million) in gross revenues and less than €0.1 million ($0.1 million) in net profits during the quarter ending September 30, 2018 against a previously reported sale of protection relays for an Iranian oil refinery project.
 These non-U.S. affiliates do not intend to continue the activities described above beyond November 4, 2018. The Company will wind down all of these activities by that date in full compliance with U.S. sanctions; revenues associated with previously reported projects can only be collected after November 4 if specific U.S. Government authorization is obtained.
For additional information on business activities related to Iran, please refer to the Other Items section within MD&A in our quarterly report on Form 10-Q for the quarter ended June 30, 2018.

2018 3Q FORM 10-Q 49

MD&A	NON-GAAP FINANCIAL INFORMATION

NON-GAAP FINANCIAL MEASURES

FINANCIAL MEASURES THAT SUPPLEMENT U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES MEASURES

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with GAAP. Certain of these data are considered “non-GAAP financial measures” under SEC rules. Specifically, we have referred, in various sections of this report, to:

•	GE Industrial segment organic revenues – revenues excluding the effects of acquisitions, dispositions and translational foreign currency exchange.

•
GE Industrial structural costs – Industrial structural costs include segment structural costs excluding the impact of restructuring and other charges, business acquisitions and dispositions, foreign exchange, plus total Corporate operating profit excluding restructuring and other charges and gains. The Baker Hughes acquisition is represented on a pro-forma basis, which means we calculated our structural costs by including legacy Baker Hughes results for the three and six months ended June 30, 2017.

•
Adjusted earnings (loss) – continuing earnings excluding the impact of non-operating benefit costs, gains (losses), restructuring and other items and goodwill impairment, after tax, and the impact of U.S. tax reform.

•	Adjusted earnings (loss) per share (EPS) – when we refer to adjusted earnings per share, it is the diluted per-share amount of “adjusted earnings.”

•
Adjusted GE Industrial profit and profit margin (excluding certain items) – GE Industrial profit margin excluding interest and other financial charges, non-operating benefit costs, gains (losses), restructuring and other charges and goodwill impairment plus noncontrolling interests.

•	GE Industrial organic profit – profit excluding the effects of acquisitions, business dispositions and translational foreign currency exchange.

•	Adjusted Oil & Gas segment profit – Reported Oil & Gas segment profit less GE's share of restructuring & other charges.

•
GE effective tax rates, excluding GE Capital earnings – GE provision for income taxes divided by GE pre-tax earnings from continuing operations, excluding GE Capital earnings (loss) from continuing operations.

•
GE Industrial Free Cash Flows (FCF) and Adjusted GE Industrial FCF – GE Industrial free cash flows (Non-GAAP) is GE CFOA adjusted for gross GE additions to property, plant and equipment and internal-use software, which are included in cash flows from investing activities, and excluding dividends from GE Capital, GE Pension Plan funding, and taxes related to business sales. Adjusted GE Industrial free cash flows (Non-GAAP) is GE Industrial free cash flows adjusted for Oil & Gas CFOA, gross Oil & Gas additions to property, plant and equipment and internal-use software, and including the BHGE Class B shareholder dividend.

•
GE Industrial net debt – GE Industrial net debt reflects the total of gross debt, after-tax net pension liabilities, adjustments for operating lease obligations, and adjustments for 50% of preferred stock, less 75% of GE’s cash balance.

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

50 2018 3Q FORM 10-Q

MD&A	NON-GAAP FINANCIAL INFORMATION

GE INDUSTRIAL SEGMENT ORGANIC REVENUES (NON-GAAP)
	Three months ended September 30			Nine months ended September 30
(In millions)	2018	2017	V%	2018	2017	V%

GE Industrial segment revenues (GAAP)	$27,785	$29,171	(5)%	$83,837	$81,967	2%
Adjustments:
Less: acquisitions	4	1		5,588	92
Less: business dispositions (other than dispositions acquired for investment)	10	1,408		13	2,479
Less: Currency exchange rate(a)	(285)	—		1,121	—
GE Industrial segment organic revenues (Non-GAAP)	$28,057	$27,762	1%	$77,116	$79,396	(3)%
(a) Translational foreign exchange

Organic revenues* measure revenues excluding the effects of acquisitions, business dispositions and currency exchange rates. We believe that this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and currency exchange, which activities are subject to volatility and can obscure underlying trends. We also believe that presenting organic revenues* separately for our industrial businesses provides management and investors with useful information about the trends of our industrial businesses and enables a more direct comparison to other non-financial businesses and companies. Management recognizes that the term "organic revenues" may be interpreted differently by other companies and under different circumstances. Although this may have an effect on comparability of absolute percentage growth from company to company, we believe that these measures are useful in assessing trends of the respective businesses or companies and may therefore be a useful tool in assessing period-to-period performance trends.

GE INDUSTRIAL STRUCTURAL COSTS (NON-GAAP)

	Three months ended September 30			Nine months ended September 30
(In millions)	2018	2017	V$	2018	2017	V$

GE total costs and expenses (GAAP)	$50,449	$29,978	$20,471	$104,390	$80,977	$23,412
Less: GE interest and other financial charges (GAAP)	662	718		1,995	1,918
Less: goodwill impairment (GAAP)	21,973	947		21,973	947
Less: non-operating benefit costs (GAAP)	804	610		2,178	1,811
GE Industrial costs excluding interest and other financial charges, goodwill impairment and non-operating benefit costs (Non-GAAP)	$27,009	$27,703	$(693)	$78,243	$76,300	$1,943
Less: Segment variable costs	19,895	20,196		58,291	55,694
Less: Segment restructuring & other	188	363		709	388
Less: Segment acquisitions/dispositions structural costs and impact from foreign exchange	(13)	334		539	(369)
Less: Corporate restructuring & other charges	1,501	1,079		2,328	2,761
Add: Corporate revenue (ex. GE-GE Capital eliminations), other income and noncontrolling interests	176	(1,529)		486	(744)
Less: Corporate (gains) losses(a)	(207)	(1,885)		(450)	(1,887)
Less: Corporate unrealized (gains) losses	73	—		(193)	—
GE Industrial structural costs (Non-GAAP)	$5,748	$6,087	$(339)	$17,504	$18,969	$(1,465)

(a) Includes gains (losses) on disposed or held for sale businesses.

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

We believe that Industrial structural costs* is a meaningful measure as it is broader than selling, general and administrative costs and represents the total costs in the Industrial segments and Corporate that generally do not vary with volume and excludes the effect of segment acquisitions, dispositions, and foreign exchange movements.

This measure was first introduced in March 2017 as disclosed in our Form 8-K filed on March 22, 2017.

*Non-GAAP Financial Measure

2018 3Q FORM 10-Q 51

MD&A	NON-GAAP FINANCIAL INFORMATION

ADJUSTED EARNINGS (LOSS) (NON-GAAP)
	Three months ended September 30			Nine months ended September 30
(In millions)	2018	2017	V%	2018	2017	V%

Consolidated earnings (loss) from continuing operations attributable to GE common shareowners (GAAP)	$(22,847)	$1,429	U	$(21,742)	$2,579	U
Less: GE Capital earnings (loss) from continuing operations attributable to GE common shareowners (GAAP)	19	24		(403)	(195)
GE Industrial earnings (loss) (Non-GAAP)	(22,866)	1,405	U	(21,339)	2,774	U

Non-operating benefits costs (pre-tax) (GAAP)	(804)	(610)		(2,178)	(1,811)
Tax effect on non-operating benefit costs(a)	169	214		457	634
Less: non-operating benefit costs (net of tax)	(636)	(397)		(1,721)	(1,177)
Gains (losses) and impairments for disposed or held for sale businesses (pre-tax)	207	1,885		450	1,887
Tax effect on gains (losses) and impairments for disposed or held for sale businesses(b)	(89)	(45)		(190)	(46)
Less: gains (losses) and impairments for disposed or held for sale businesses (net of tax)	118	1,840		260	1,841
Restructuring & other (pre-tax)	(1,568)	(1,347)		(2,734)	(3,029)
Tax effect on restructuring & other(b)	337	448		398	953
Less: restructuring & other (net of tax)	(1,231)	(898)		(2,337)	(2,076)
Goodwill impairment (pre-tax)	(21,973)	(947)		(21,973)	(947)
Tax effect on goodwill impairment(b)	(246)	7		(246)	7
Less: goodwill impairment (net of tax)	(22,220)	(940)		(22,220)	(940)
Unrealized gains (losses) (pre-tax)	(73)	—		193	—
Tax effect on unrealized gains (losses)(a)	15	—		(41)	—
Less: unrealized gains (losses) (net of tax)	(58)	—		153	—
Less: GE Industrial U.S. tax reform enactment adjustment	—	—		(55)	—
Adjusted GE Industrial earnings (loss) (Non-GAAP)	$1,160	$1,801	(36)%	$4,581	$5,127	(11)%

GE Capital earnings (loss) from continuing operations attributable to GE common shareowners (GAAP)	19	24	(21)%	(403)	(195)	U
Less: GE Capital U.S. tax reform enactment adjustment	—	—		(45)	—
Adjusted GE Capital earnings (loss) (Non-GAAP)	$19	$24	(21)%	$(358)	$(195)	(84)%

Adjusted GE Industrial earnings (loss) (Non-GAAP)	$1,160	$1,801	(36)%	$4,581	$5,127	(11)%
Add: Adjusted GE Capital earnings (loss) (Non-GAAP)	19	24		(358)	(195)
Adjusted earnings (loss) (Non-GAAP)	$1,179	$1,825	(35)%	$4,223	$4,932	(14)%

(a) The tax effect was calculated using a 21% and 35% U.S. federal statutory tax rate in 2018 and 2017, respectively, based on its applicability to such cost.
(b) The tax effect presented includes both the rate for the relevant item as well as other direct and incremental tax charges.
Adjusted earnings (loss)* excludes non-operating benefit costs, gains (losses) and impairments for disposed or held for sale businesses, restructuring and other, goodwill impairment, and unrealized gains (losses), after tax, excluding the effects of U.S. tax reform enactment adjustment. The service cost of our pension and other benefit plans are included in adjusted earnings, which represents the ongoing cost of providing pension benefits to our employees. The components of non-operating benefit costs are mainly driven by capital allocation decisions and market performance, and we manage these separately from the operational performance of our businesses. Gains and restructuring and other items are impacted by the timing and magnitude of gains associated with dispositions, and the timing and magnitude of costs associated with restructuring activities. Prior to the third quarter of 2018, goodwill impairment was included as a component of restructuring and other charges; for the third quarter of 2018, on a comparable basis, we reported it separately in the Statement of Earnings (Loss) because of the significance of the charge that quarter, and Adjusted earnings (loss)* continues to exclude amounts related to goodwill impairment as separate from the ongoing operations of our businesses. We believe that the retained costs in Adjusted earnings (loss)* provides management and investors a useful measure to evaluate the performance of the total company, and increases period-to-period comparability. We believe that presenting Adjusted Industrial earnings (loss) separately for our financial services businesses also provides management and investors with useful information about the relative size of our industrial and financial services businesses in relation to the total company.

*Non-GAAP Financial Measure

52 2018 3Q FORM 10-Q

MD&A	NON-GAAP FINANCIAL INFORMATION

ADJUSTED EARNINGS (LOSS) PER SHARE (EPS) (NON-GAAP)
	Three months ended September 30			Nine months ended September 30
	2018	2017	V%	2018	2017	V%

Consolidated EPS from continuing operations attributable to GE common shareowners (GAAP)	$(2.63)	$0.16	U	(2.50)	0.29	U
Less: GE Capital EPS from continuing operations attributable to GE common shareowners (GAAP)	—	—		(0.05)	(0.02)
GE Industrial EPS (Non-GAAP)	$(2.63)	$0.16	U	$(2.46)	$0.32	U

Non-operating benefits costs (pre-tax) (GAAP)	(0.09)	(0.07)		(0.25)	(0.21)
Tax effect on non-operating benefit costs(a)	0.02	0.02		0.05	0.07
Less: non-operating benefit costs (net of tax)	(0.07)	(0.05)		(0.20)	(0.13)
Gains (losses) and impairments for disposed or held for sale businesses (pre-tax)	0.02	0.22		0.05	0.21
Tax effect on gains (losses) and impairments for disposed or held for sale businesses(b)	(0.01)	(0.01)		(0.02)	(0.01)
Less: gains (losses) and impairments for disposed or held for sale businesses (net of tax)	0.01	0.21		0.03	0.21
Restructuring & other (pre-tax)	(0.18)	(0.15)		(0.31)	(0.34)
Tax effect on restructuring & other(b)	0.04	0.05		0.05	0.11
Less: restructuring & other (net of tax)	(0.14)	(0.10)		(0.27)	(0.24)
Goodwill impairment (pre-tax)	(2.53)	(0.11)		(2.53)	(0.11)
Tax effect on goodwill impairment(b)	(0.03)	—		(0.03)	—
Less: goodwill impairment (net of tax)	(2.56)	(0.11)		(2.56)	(0.11)
Unrealized gains (losses) (pre-tax)	(0.01)	—		0.02	—
Tax effect on unrealized gains (losses)(a)	—	—		—	—
Less: unrealized gains (losses) (net of tax)	(0.01)	—		0.02	—
Less: GE Industrial U.S. tax reform enactment adjustment	—	—		(0.01)	—
Adjusted GE Industrial EPS (Non-GAAP)	$0.13	$0.21	(38)%	$0.53	$0.58	(9)%

GE Capital EPS from continuing operations attributable to GE common shareowners (GAAP)	—	—	—%	(0.05)	(0.02)	U
Less: GE Capital U.S. tax reform enactment adjustment	—	—		(0.01)	—
Adjusted GE Capital EPS (Non-GAAP)	$—	$—	—%	$(0.04)	$(0.02)	(100)%

Adjusted GE Industrial EPS (Non-GAAP)	$0.13	$0.21	(38)%	$0.53	$0.58	(9)%
Add: Adjusted GE Capital EPS (Non-GAAP)	—	—		(0.04)	(0.02)
Adjusted EPS (Non-GAAP)(c)	$0.14	$0.21	(33)%	$0.49	$0.56	(13)%

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
Adjusted EPS* excludes non-operating benefit costs, gains (losses) and impairments for disposed or held for sale businesses, restructuring and other, goodwill impairment, and unrealized gains (losses), after tax, excluding the effects of U.S. tax reform enactment adjustment. The service cost of our pension and other benefit plans are included in adjusted earnings, which represents the ongoing cost of providing pension benefits to our employees. The components of non-operating benefit costs are mainly driven by capital allocation decisions and market performance, and we manage these separately from the operational performance of our businesses. Gains and restructuring and other items are impacted by the timing and magnitude of gains associated with dispositions, and the timing and magnitude of costs associated with restructuring activities. Prior to the third quarter of 2018, goodwill impairment was included as a component of restructuring and other charges; for the third quarter of 2018, on a comparable basis, we reported it separately in the statement of earnings (loss) because of the significance of the charge that quarter, and Adjusted EPS* continues to exclude amounts related to goodwill impairment as separate from the ongoing operations of our businesses. We believe that the retained costs in Adjusted EPS* provides management and investors a useful measure to evaluate the performance of the total company, and increases period-to-period comparability. We also use Adjusted EPS* as a performance metric at the company level for our annual executive incentive plan for 2018. We believe that presenting Adjusted EPS separately for our financial services businesses also provides management and investors with useful information about the relative size of our industrial and financial services businesses in relation to the total company.

*Non-GAAP Financial Measure

2018 3Q FORM 10-Q 53

MD&A	NON-GAAP FINANCIAL INFORMATION

ADJUSTED GE INDUSTRIAL PROFIT AND PROFIT MARGIN (EXCLUDING CERTAIN ITEMS) (NON-GAAP)
	Three months ended September 30		Nine months ended September 30
(In millions)	2018	2017	2018	2017

GE total revenues (GAAP)	$27,456	$28,774	$82,429	$80,683

Costs
GE total costs and expenses (GAAP)	$50,449	$29,978	$104,390	$80,977
Less: GE interest and other financial charges	662	718	1,995	1,918
Less: non-operating benefit costs	804	610	2,178	1,811
Less: restructuring & other	1,488	1,347	2,789	3,029
Less: goodwill impairment	21,973	947	21,973	947
Add: noncontrolling interests	(132)	(168)	(228)	(316)
Adjusted GE Industrial costs (Non-GAAP)	$25,389	$26,188	$75,227	$72,955

Other Income
GE other income (GAAP)	$201	$2,160	$1,237	$2,659
Less: unrealized gains (losses)	(73)	—	193	—
Less: restructuring & other	(80)	—	(80)	—
Less: gains (losses) and impairments for disposed or held for sale businesses	207	1,885	450	1,887
Adjusted GE other income (Non-GAAP)	$147	$275	$674	$772

GE Industrial profit (GAAP)	$(22,793)	$957	$(20,725)	$2,365
GE Industrial profit margin (GAAP)	(83.0)%	3.3%	(25.1)%	2.9%

Adjusted GE Industrial profit (Non-GAAP)	$2,213	$2,861	$7,875	$8,500
Adjusted GE Industrial profit margin (Non-GAAP)	8.1%	9.9%	9.6%	10.5%

We have presented our Adjusted GE Industrial profit* and profit margin* excluding interest and other financial charges, non-operating benefit costs, restructuring and other, goodwill impairment, non-controlling interests, unrealized gains (loss) on Pivotal equity investment and gains (losses) and impairment for disposed or held for sale businesses. We believe that GE Industrial profit and profit margins adjusted for these items are meaningful measures because they increase the comparability of period-to-period results.

GE INDUSTRIAL ORGANIC PROFIT (NON-GAAP)
	Three months ended September 30			Nine months ended September 30
(In millions)	2018	2017	V%	2018	2017	V%

Adjusted GE Industrial profit (Non-GAAP)	$2,213	$2,861	(23)%	$7,875	$8,500	(7)%
Adjustments:
Less: acquisitions	(1)	(1)		293	(19)
Less: business dispositions (other than dispositions acquired for investment)	(11)	176		(26)	257
Less: Currency exchange rate(a)	(2)	—		(60)	—
Adjusted GE Industrial organic profit (Non-GAAP)	$2,226	$2,687	(17)%	$7,669	$8,262	(7)%
(a) Translational foreign exchange

Organic profit* measures profit excluding the effects of acquisitions, business dispositions and currency exchange rates. We believe that this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and currency exchange, which activities are subject to volatility and can obscure underlying trends. Management recognizes that the term "organic profit" may be interpreted differently by other companies and under different circumstances. Although this may have an effect on comparability of absolute percentage growth from company to company, we believe that these measures are useful in assessing trends of our Industrial businesses and may therefore be a useful tool in assessing period-to-period performance trends.

ADJUSTED OIL & GAS SEGMENT PROFIT (NON-GAAP)
	Three months ended September 30			Nine months ended September 30
(In millions)	2018	2017	V%	2018	2017	V%

Reported segment profit (GAAP)	$180	$(57)	F	$110	$322	(66)%
Less: restructuring & other (GE share)	(67)	(267)		(540)	(267)
Adjusted Oil & Gas segment profit (Non-GAAP)	$247	$210	18%	$650	$590	10%

Adjusted GE Oil & Gas segment profit* measures Oil & Gas reported segment profit excluding the effects of restructuring and other charges. We believe that this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations of our Oil & Gas segment.

*Non-GAAP Financial Measure

54 2018 3Q FORM 10-Q

MD&A	NON-GAAP FINANCIAL INFORMATION

GE EFFECTIVE TAX RATES, EXCLUDING GE CAPITAL EARNINGS (NON-GAAP)
	Three months ended September 30		Nine months ended September 30
(In millions)	2018	2017	2018	2017

GE earnings (loss) from continuing operations before income taxes (GAAP)	$(22,774)	$981	$(21,128)	$2,170
Less: GE Capital earnings (loss) from continuing operations	19	24	$(403)	$(195)
GE Industrial earnings (loss) from continuing operations before income taxes (Non-GAAP)	(22,793)	957	$(20,725)	$2,365

GE provision (benefit) for income taxes (GAAP)	$205	$(281)	$842	$(93)
GE effective tax rate, excluding GE Capital earnings (Non-GAAP)	(1)%	(29)%	(4)%	(4)%

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

GE INDUSTRIAL FREE CASH FLOWS (FCF) AND ADJUSTED GE INDUSTRIAL FCF (NON-GAAP)
	Nine months ended September 30
(Dollars in millions)	2018	2017
GE CFOA (GAAP)	$(4,128)	$4,051
Add: gross additions to PP&E	(2,419)	(3,051)
Add: gross additions to internal-use software	(262)	(396)
Less: common dividends from GE Capital	—	4,016
Less: GE Pension Plan funding	(6,000)	(1,431)
Less: taxes related to business sales	(91)	(112)
GE Industrial Free Cash Flows (Non-GAAP)	$(718)	$(1,869)

Less: Oil & Gas CFOA	669	(242)
Less: Oil & Gas gross additions to PP&E	(630)	(250)
Less: Oil & Gas gross additions to internal-use software	(23)	(24)
Add: BHGE Class B shareholder dividend	399	122
Adjusted GE Industrial Free Cash Flows (Non-GAAP)	$(335)	$(1,230)

In 2018, GE transitioned from reporting an Adjusted GE Industrial CFOA metric to measuring itself on a GE Industrial Free Cash Flows basis*. This metric includes GE CFOA plus investments in property, plant and equipment and additions to internal-use software; this metric excludes any dividends received from GE Capital and any cash received from dispositions of property, plant and equipment.

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

GE INDUSTRIAL NET DEBT (NON-GAAP)

In this document we use GE Industrial net debt*. We cannot provide an equivalent GAAP guidance range for our Industrial net debt target, which is calculated based on rating agency methodologies, without unreasonable effort. GE Industrial net debt reflects the total of gross debt, after-tax net pension liabilities, adjustments for operating lease obligations, and adjustments for 50% of preferred stock, less 75% of GE’s cash balance. There is significant uncertainty on the timing and amount of events that could give rise to items included in the determination of this metric, including the timing of pension funding, proceeds from dispositions, and the impact of interest rates on our pension assets and liabilities.

*Non-GAAP Financial Measure

2018 3Q FORM 10-Q 55

OTHER

CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2018, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

56 2018 3Q FORM 10-Q

OTHER FINANCIAL DATA

OTHER FINANCIAL DATA

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program(a)	Approximate dollar value of shares that may yet be purchased under our share repurchase program(a)
(Shares in thousands)

2018
July	1,125	$13.49	1,125
August	1,356	12.69	1,356
September	1,104	12.18	1,104
Total	3,585	$12.78	3,585	$20.7	billion

(a)
Shares were repurchased through the GE Share Repurchase Program that we announced on April 10, 2015 (the Program). Under the Program, we are authorized to repurchase up to $50 billion of our common stock through 2018 and, as of September 30, 2018, we had repurchased a total of approximately $29.3 billion under the Program. The Program is flexible and shares will be acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public.

2018 3Q FORM 10-Q 57

RISK FACTORS

RISK FACTORS

The risk factor set forth below updates the corresponding risk factor in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. In addition to the risk factor below, you should carefully consider the risk factors discussed in our most recent Form 10-K and Form 10-Q reports, which could materially affect our business, financial position and results of operations.
Funding & liquidity - Failure to maintain our credit ratings, or conditions in the financial and credit markets, could adversely affect our access to capital markets, funding costs and related margins, liquidity, capital allocation plans and competitive position.
We rely on cash from operations and proceeds from planned dispositions and business separations, as well as access to the short- and long-term debt markets, to fund our operations, maintain liquidity and meet our financial obligations and capital allocation priorities, such as funding GE dividend payments. In particular, we have relied on significant short-term borrowings in the commercial paper market to fund our operations on an intra-quarter basis. If we do not meet our cash flow objectives, whether through improved cash performance in our businesses or successful execution of planned dispositions and other portfolio actions, our financial condition could be adversely affected. Our access to the debt markets, and to the commercial paper markets in particular, depends on our credit ratings. On October 2, 2018, S&P lowered the credit ratings of GE and GE Capital short- and long-term debt from A-1 to A-2 and from A to BBB+, respectively, with a Stable outlook. In addition, Moody’s and Fitch changed their respective outlooks to “review for a potential downgrade” and “Rating Watch Negative” for both GE and GE Capital. The reduction in our short-term ratings has resulted in GE transitioning to a split tier-1/tier-2 commercial paper issuer, which will reduce our borrowing capacity in the commercial paper markets. To accommodate GE’s short-term liquidity needs, we are increasing utilization of our revolving credit facilities, which will result in an overall increase to our cost of funds. There can also be no assurance that we will not face additional credit downgrades, and future downgrades could further adversely affect our cost of funds and related margins, liquidity, competitive position and, potentially, access to capital markets. A significant increase in our cost of capital could require us to consider changes to our capital allocation plans, such as our planned dividend levels. Also, in certain securitization transactions where we provide servicing for third-party investors, we are contractually permitted to commingle cash collected from customers on financing receivables sold or pledged to third-party investors with our own cash prior to making required payments to third-party investors, provided our short-term credit rating does not fall below A-2/P-2.  In the event our ratings were to fall below such levels, we would be required to segregate certain of these cash collections owed to third-party investors into restricted bank accounts and would lose the short-term liquidity benefit of commingling with respect to such collections. In addition, under various debt and derivative instruments, guarantees and covenants, we could be required to post additional capital or collateral in the event of a ratings downgrade, which would increase the impact of a ratings downgrade on our liquidity and capital position. Swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the credit ratings of the applicable GE entity were to fall below specified ratings levels agreed upon with the counterparty, primarily BBB/Baa2. For additional discussion about our current credit ratings and related considerations, refer to the Financial Resources and Liquidity - Debt and Derivative Instruments, Guarantees and Covenants section of this report.

External conditions in the financial and credit markets may also limit the availability of funding at particular times or increase the cost of funding, which could adversely affect our business, financial position and results of operations. Factors that may affect the availability of funding or cause an increase in our funding costs include disruptions in the commercial paper market, and potential market impacts arising in the United States, Europe or China from developments in sovereign debt situations, currency movements or other potential market disruptions. If our cost of funding were to increase, it may adversely affect our competitive position and result in lower net interest margins, earnings and cash flows as well as lower returns on shareowners' equity and invested capital.

58 2018 3Q FORM 10-Q

LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018. We also incorporate the information reported under "Legal Proceedings" in Baker Hughes, a GE company's most recent Form 10-K report and updates in its Form 10-Q reports.

WMC. At September 30, 2018, there were two pending lawsuits in which our discontinued U.S. mortgage business, WMC, is a party.  The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. The complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase) and/or monetary damages. Beginning in the fourth quarter 2013, WMC entered into settlements that reduced its exposure on claims asserted in certain securitizations, and the claim amounts reported herein reflect the effect of these settlements.

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

At September 30, 2018, one case was pending against WMC in New York State Supreme Court. This lawsuit was initiated by Deutsche Bank in the second quarter 2013 and names as defendants WMC and Barclays Bank PLC. It involves claims against WMC on approximately $1,000 million of mortgage loans and does not specify the amount of damages sought. In September 2016, WMC and Deutsche Bank agreed to settle all claims arising out of the two securitizations at issue in this lawsuit, subject to judicial approvals. In October 2016, Deutsche Bank filed petitions for instruction in California state court seeking judicial instructions that Deutsche Bank’s entry into the settlement agreements was a reasonable exercise of its discretion and approving the distribution of settlement proceeds pursuant to the terms of each trust’s governing documents. Bondholders in these two securitizations filed objections to the proposed settlements, and the court approved both settlements over the bondholder objections on April 3, 2018. The court issued an order approving the settlements on May 14, 2018, and the objecting bondholders filed notices of appeal on July 10, 2018. On October 1, 2018, Deutsche Bank waived final court approval as a condition to its acceptance of the settlement, rendering the settlement final. WMC made the settlement payment on October 10, 2018, and Deutsche Bank filed a notice of dismissal of the underlying lawsuit on October 15, 2018.

The amount of the claim at issue in the TMI case (discussed above) reflects the purchase price or unpaid principal balances of the mortgage loans at issue at the time of purchase and does not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. All of the mortgage loans involved in this lawsuit are included in WMC’s reported claims at September 30, 2018. See Note 19 to the consolidated financial statements for further information.

In December 2015, we learned that, as part of continuing industry-wide investigation of subprime mortgages, the Civil Division of the U.S. Department of Justice (DOJ) is investigating potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) by WMC and its affiliates arising out of the origination, purchase or sale of residential mortgage loans between January 1, 2005 and December 31, 2007. The DOJ subsequently issued subpoenas to WMC and GE Capital, and we are cooperating with the DOJ’s investigation, including providing documents and witnesses for interviews. Following DOJ's assertion that WMC and GE Capital violated FIRREA in connection with WMC’s origination and sale of subprime mortgage loans in 2006 and 2007, WMC and GE Capital are exploring whether an acceptable settlement of this matter can be reached. In the event that an acceptable settlement cannot be reached, we believe the DOJ would initiate legal proceedings against WMC and GE Capital. WMC and GE Capital believe they would have defenses to any such lawsuit.

Alstom legacy matters. In connection with our acquisition of Alstom’s Thermal, Renewables and Grid businesses in November 2015, we are subject to legacy legal proceedings and legal compliance risks that relate to claimed anti-competitive conduct or improper payments by Alstom in the pre-acquisition period. See Note 19 to the consolidated financial statements for further information.

Shareholder lawsuits. Since November 2017, several putative class actions under the federal securities laws have been filed against GE and certain affiliated individuals. All of those actions filed to date have been consolidated into a single action currently pending in the U.S. District Court for the Southern District of New York (Hachem v. GE et al.). In May 2018, the court appointed Sjunde AP-Fonden (AP7) as Lead Plaintiff and Kessler Topaz Meltzer & Check, LLP as Lead Counsel for the consolidated shareholder actions. In October 2018, AP7 filed a Fourth Amended Consolidated Class Action Complaint naming as defendants GE, Jeffrey R. Immelt, Jeffrey S. Bornstein, Jamie S. Miller, Keith S. Sherin, Jan R. Hauser and Richard A. Laxer. It alleges violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 related to insurance reserves and accounting for long-term service agreements and seeks damages on behalf of shareowners who acquired GE stock between February 27, 2013 and January 23, 2018. GE has filed a motion to dismiss on behalf of all defendants, and briefing on that motion concluded in October 2018.

2018 3Q FORM 10-Q 59

LEGAL PROCEEDINGS

Since February 2018, six shareholder derivative lawsuits have also been filed against current and former GE executive officers and members of GE’s Board of Directors and GE (as nominal defendant). Two of the lawsuits (consolidated as the Gammel case) were filed in New York state court, one lawsuit (the Bennett case) was filed in Massachusetts state court and three lawsuits (consolidated as the Raul case) were filed in the U.S. District Court for the Southern District of New York. The lawsuits allege violations of securities laws, breaches of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement. The allegations relate to substantially the same facts as those underlying the securities class actions described above, as well as the oversight of past GE practices regarding the use of its corporate aircraft. The Bennett complaint also includes a claim for professional negligence and accounting malpractice against GE’s auditor, KPMG. The plaintiffs seek unspecified damages and improvements in GE’s corporate governance and internal procedures. In June and October 2018, respectively, GE filed a motion to dismiss the Gammel case on behalf of all defendants, and the plaintiffs in the Raul case agreed to the dismissal of that case. The Bennett case has been stayed pending resolution of the motion to dismiss in the Gammel case.

In June 2018, an additional lawsuit (the Bezio case) was filed in New York state court derivatively on behalf of participants in the GE Retirement Savings Plan (the GE RSP), and alternatively as a class action on behalf of shareowners who acquired GE stock between February 26, 2013 and January 24, 2018, alleging violations of Section 11 of the Securities Act of 1933 based on alleged misstatements and omissions related to insurance reserves and performance of GE’s business segments in a GE RSP registration statement and documents incorporated therein by reference. In October 2018, GE filed a motion to dismiss.

In July 2018, an additional putative class action (the Mahar case) was filed in New York state court naming as defendants GE, Jeffrey R. Immelt, Jeffrey S. Bornstein, Jan R. Hauser, John L. Flannery, Douglas A. Warner III and KPMG. It alleges violations of Sections 11, 12 and 15 of the Securities Act of 1933 based on alleged misstatements related to insurance reserves and performance of GE’s business segments in GE Stock Direct Plan registration statements and documents incorporated therein by reference and seeks damages on behalf of shareowners who acquired GE stock between July 20, 2015 and July 19, 2018 through the GE Stock Direct Plan. In October 2018, GE filed a motion to dismiss on behalf of all defendants.

These cases are at an early stage; we believe we have defenses to the claims and are responding accordingly.

SEC investigation. In late November 2017, staff of the Boston office of the U.S. Securities & Exchange Commission (SEC) notified us that they are conducting an investigation of GE’s revenue recognition practices and internal controls over financial reporting related to long-term service agreements. Following our investor update on January 16, 2018 about the increase in future policy benefit reserves for GE Capital’s run-off insurance operations, as discussed in the Critical Accounting Estimates section of our Annual Report on Form 10-K, the SEC staff expanded the scope of its investigation to encompass the reserve increase and the process leading to the reserve increase. Following our announcement on October 1, 2018 about the expected non-cash goodwill impairment charge related to GE’s Power business, as discussed further in Note 8 to the consolidated financial statements, the SEC expanded the scope of its investigation to include that charge as well. We are providing documents and other information requested by the SEC staff, and we are cooperating with the ongoing investigation. Staff from the DOJ are also investigating these matters, and we are providing them with requested documents and information as well.

GE Retirement Savings Plan class actions. On September 27, 2017, three individual plaintiffs filed a putative class action lawsuit in the U.S. District Court for the Southern District of California with claims regarding the oversight of GE’s 401(k) plan (the GE RSP). From October 30 to November 15, 2017, three similar class action suits were filed in the U.S. District Court for the District of Massachusetts. All four actions have been consolidated into a single action in the District of Massachusetts. The consolidated complaint names as defendants GE, GE Asset Management, current and former GE and GE Asset Management employees who served on fiduciary bodies responsible for overseeing the GE RSP during the class period and current and former members of GE's Board of Directors. Like similar lawsuits that have been brought against other companies in recent years, this action alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 (ERISA) in their oversight of the GE RSP, principally by retaining five proprietary funds that plaintiffs allege were underperforming as investment options for plan participants and charging higher management fees than some alternative funds. The plaintiffs seek unspecified damages on behalf of a class of GE RSP participants and beneficiaries from October 30, 2011 through the date of any judgment. In August 2018, the court issued an order denying GE's motion to dismiss as to a majority of the counts and taking GE's motion under further advisement regarding two counts. We believe we have defenses to the claims and are responding accordingly.

60 2018 3Q FORM 10-Q

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AND NOTES

2018 3Q FORM 10-Q 61

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)
	Three months ended September 30
	General Electric Company and consolidated affiliates
(In millions; per-share amounts in dollars)	2018	2017

Revenues
Sales of goods	$18,095	$19,244
Sales of services	9,370	9,521
GE Capital revenues from services	2,109	1,898
Total revenues (Note 9)	29,573	30,662

Costs and expenses
Cost of goods sold	15,991	16,361
Cost of services sold	6,855	7,310
Selling, general and administrative expenses	4,855	4,741
Interest and other financial charges	1,227	1,232
Investment contracts, insurance losses and insurance annuity benefits	710	617
Goodwill impairment	21,973	947
Non-operating benefit costs	807	611
Other costs and expenses	98	261
Total costs and expenses	52,515	32,082

Other income	205	2,165
GE Capital earnings (loss) from continuing operations	—	—

Earnings (loss) from continuing operations before income taxes	(22,736)	746
Benefit (provision) for income taxes	(162)	551
Earnings (loss) from continuing operations	(22,899)	1,297
Earnings (loss) from discontinued operations, net of taxes (Note 2)	39	(106)
Net earnings (loss)	(22,859)	1,191
Less net earnings (loss) attributable to noncontrolling interests	(90)	(169)
Net earnings (loss) attributable to the Company	(22,769)	1,360
Preferred stock dividends	(39)	(36)
Net earnings (loss) attributable to GE common shareowners	$(22,808)	$1,324

Amounts attributable to GE common shareowners
Earnings (loss) from continuing operations	$(22,899)	$1,297
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(90)	(169)
Earnings (loss) from continuing operations attributable to the Company	(22,808)	1,465
Preferred stock dividends	(39)	(36)
Earnings (loss) from continuing operations attributable
to GE common shareowners	(22,847)	1,429
Earnings (loss) from discontinued operations, net of taxes	39	(106)
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	—	(1)
Net earnings (loss) attributable to GE common shareowners	$(22,808)	$1,324

Per-share amounts (Note 16)
Earnings (loss) from continuing operations
Diluted earnings (loss) per share	$(2.63)	$0.16
Basic earnings (loss) per share	$(2.63)	$0.16

Net earnings (loss)
Diluted earnings (loss) per share	$(2.62)	$0.15
Basic earnings (loss) per share	$(2.62)	$0.15

Dividends declared per common share	$0.12	$0.24
Amounts may not add due to rounding.
See accompanying notes.

62 2018 3Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS) (CONTINUED)
(UNAUDITED)

	Three months ended September 30
	GE(a)		Financial Services (GE Capital)
(In millions; per-share amounts in dollars)	2018	2017	2018	2017

Revenues
Sales of goods	$18,072	$19,216	$37	$39
Sales of services	9,383	9,558	—	—
GE Capital revenues from services	—	—	2,436	2,359
Total revenues	27,456	28,774	2,473	2,397

Costs and expenses
Cost of goods sold	15,976	16,343	28	30
Cost of services sold	6,373	6,756	502	592
Selling, general and administrative expenses	4,660	4,604	332	284
Interest and other financial charges	662	718	704	790
Investment contracts, insurance losses and insurance annuity benefits	—	—	732	640
Goodwill impairment	21,973	947	—	—
Non-operating benefit costs	804	610	2	1
Other costs and expenses	—	—	115	271
Total costs and expenses	50,449	29,978	2,416	2,608

Other income	201	2,160	—	—
GE Capital earnings (loss) from continuing operations	19	24	—	—

Earnings (loss) from continuing operations before income taxes	(22,774)	981	57	(211)
Benefit (provision) for income taxes	(205)	281	43	270
Earnings (loss) from continuing operations	(22,979)	1,261	99	59
Earnings (loss) from discontinued operations, net of taxes (Note 2)	39	(105)	40	(106)
Net earnings (loss)	(22,940)	1,156	139	(47)
Less net earnings (loss) attributable to noncontrolling interests	(132)	(168)	42	(2)
Net earnings (loss) attributable to the Company	(22,808)	1,324	98	(46)
Preferred stock dividends	—	—	(39)	(36)
Net earnings (loss) attributable to GE common shareowners	$(22,808)	$1,324	$59	$(81)

Amounts attributable to GE common shareowners:
Earnings (loss) from continuing operations	$(22,979)	$1,261	$99	$59
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(132)	(168)	42	(1)
Earnings (loss) from continuing operations attributable to the Company	(22,847)	1,429	58	60
Preferred stock dividends	—	—	(39)	(36)
Earnings (loss) from continuing operations attributable
to GE common shareowners	(22,847)	1,429	19	24
Earnings (loss) from discontinued operations, net of taxes	39	(105)	40	(106)
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	—	—	—	(1)
Net earnings (loss) attributable to GE common shareowners	$(22,808)	$1,324	$59	$(81)

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

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

2018 3Q FORM 10-Q 63

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)
	Nine months ended September 30
	General Electric Company and consolidated affiliates
(In millions; per-share amounts in dollars)	2018	2017

Revenues
Sales of goods	$53,377	$54,348
Sales of services	29,055	26,108
GE Capital revenues from services	5,905	6,184
Total revenues	88,337	86,640

Costs and expenses
Cost of goods sold	45,103	45,911
Cost of services sold	21,692	19,614
Selling, general and administrative expenses	13,547	13,180
Interest and other financial charges	3,807	3,545
Investment contracts, insurance losses and insurance annuity benefits	2,009	1,908
Goodwill impairment	21,973	947
Non-operating benefit costs	2,188	1,824
Other costs and expenses	286	584
Total costs and expenses	110,604	87,512

Other income	1,275	2,692
GE Capital earnings (loss) from continuing operations	—	—

Earnings (loss) from continuing operations before income taxes	(20,992)	1,820
Benefit (provision) for income taxes	(677)	693
Earnings (loss) from continuing operations	(21,670)	2,513
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(1,634)	(490)
Net earnings (loss)	(23,304)	2,023
Less net earnings (loss) attributable to noncontrolling interests	(188)	(312)
Net earnings (loss) attributable to the Company	(23,116)	2,334
Preferred stock dividends	(260)	(252)
Net earnings (loss) attributable to GE common shareowners	$(23,376)	$2,082

Amounts attributable to GE common shareowners
Earnings (loss) from continuing operations	$(21,670)	$2,513
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(188)	(318)
Earnings (loss) from continuing operations attributable to the Company	(21,482)	2,831
Preferred stock dividends	(260)	(252)
Earnings (loss) from continuing operations attributable
to GE common shareowners	(21,742)	2,579
Earnings (loss) from discontinued operations, net of taxes	(1,634)	(490)
Less net earnings (loss) attributable to noncontrolling interests,
discontinued operations	—	6
Net earnings (loss) attributable to GE common shareowners	$(23,376)	$2,082

Per-share amounts (Note 15)
Earnings (loss) from continuing operations
Diluted earnings (loss) per share	$(2.50)	$0.29
Basic earnings (loss) per share	$(2.50)	$0.30

Net earnings (loss)
Diluted earnings (loss) per share	$(2.69)	$0.24
Basic earnings (loss) per share	$(2.69)	$0.24

Dividends declared per common share	$0.36	$0.72
Amounts may not add due to rounding.
See accompanying notes.

64 2018 3Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)

	Nine months ended September 30
	GE(a)		Financial Services (GE Capital)
(In millions; per-share amounts in dollars)	2018	2017	2018	2017

Revenues
Sales of goods	$53,305	$54,408	$100	$101
Sales of services	29,123	26,275	—	—
GE Capital revenues from services	—	—	6,975	7,424
Total revenues	82,429	80,683	7,075	7,525

Costs and expenses
Cost of goods sold	45,046	45,993	78	79
Cost of services sold	20,207	18,108	1,573	1,673
Selling, general and administrative expenses	12,990	12,199	987	1,346
Interest and other financial charges	1,995	1,918	2,296	2,373
Investment contracts, insurance losses and insurance annuity benefits	—	—	2,071	1,958
Goodwill impairment	21,973	947	—	—
Non-operating benefit costs	2,178	1,811	9	12
Other costs and expenses	—	—	328	629
Total costs and expenses	104,390	80,977	7,342	8,070

Other income	1,237	2,659	—	—
GE Capital earnings (loss) from continuing operations	(403)	(195)	—	—

Earnings (loss) from continuing operations before income taxes	(21,128)	2,170	(268)	(545)
Benefit (provision) for income taxes	(842)	93	165	600
Earnings (loss) from continuing operations	(21,970)	2,263	(103)	55
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(1,634)	(497)	(1,579)	(494)
Net earnings (loss)	(23,604)	1,766	(1,682)	(439)
Less net earnings (loss) attributable to noncontrolling interests	(228)	(316)	40	5
Net earnings (loss) attributable to the Company	(23,376)	2,082	(1,722)	(443)
Preferred stock dividends	—	—	(260)	(252)
Net earnings (loss) attributable to GE common shareowners	$(23,376)	$2,082	$(1,982)	$(695)

Amounts attributable to GE common shareowners:
Earnings (loss) from continuing operations	$(21,970)	$2,263	$(103)	$55
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(228)	(316)	40	(2)
Earnings (loss) from continuing operations attributable to the Company	(21,742)	2,579	(143)	57
Preferred stock dividends	—	—	(260)	(252)
Earnings (loss) from continuing operations attributable
to GE common shareowners	(21,742)	2,579	(403)	(195)
Earnings (loss) from discontinued operations, net of taxes	(1,634)	(497)	(1,579)	(494)
Less net earnings (loss) attributable to noncontrolling interests,
discontinued operations	—	—	—	6
Net earnings (loss) attributable to GE common shareowners	$(23,376)	$2,082	$(1,982)	$(695)

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

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

2018 3Q FORM 10-Q 65

FINANCIAL STATEMENTS

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended September 30		Nine months ended September 30
(In millions)	2018	2017	2018	2017

Net earnings (loss)	$(22,859)	$1,191	$(23,304)	$2,023
Less net earnings (loss) attributable to noncontrolling interests	(90)	(169)	(188)	(312)
Net earnings (loss) attributable to the Company	$(22,769)	$1,360	$(23,116)	$2,334

Other comprehensive income (loss)
Investment securities	$(57)	$21	$68	$213
Currency translation adjustments	(633)	501	(1,471)	1,829
Cash flow hedges	(9)	100	(35)	109
Benefit plans	863	423	2,521	2,032
Other comprehensive income (loss)	164	1,046	1,082	4,184
Less other comprehensive income (loss) attributable to noncontrolling interests	(39)	124	(92)	131
Other comprehensive income (loss) attributable to the Company	$203	$922	$1,174	$4,053

Comprehensive income (loss)	$(22,695)	$2,236	$(22,222)	$6,207
Less comprehensive income (loss) attributable to noncontrolling interests	(129)	(46)	(280)	(181)
Comprehensive income (loss) attributable to the Company	$(22,566)	$2,282	$(21,941)	$6,387

Amounts presented net of taxes.
Amounts may not add due to rounding.
See accompanying notes.

66 2018 3Q FORM 10-Q

FINANCIAL STATEMENTS

[PAGE INTENTIONALLY LEFT BLANK]

2018 3Q FORM 10-Q 67

FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL POSITION
	General Electric Company and consolidated affiliates
(In millions, except share amounts)	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash, cash equivalents and restricted cash(a)	$26,932	$43,967
Investment securities (Note 3)	34,761	38,696
Current receivables (Note 4)	20,414	24,209
Inventories (Note 5)	20,642	19,419
Financing receivables – net (Note 6)	7,918	10,336
Other GE Capital receivables	6,115	6,301
Property, plant and equipment – net (Note 7)	50,638	53,874
Receivable from GE Capital	—	—
Investment in GE Capital	—	—
Goodwill (Note 8)	60,377	83,968
Other intangible assets – net (Note 8)	18,838	20,273
Contract and other deferred assets (Note 10)	20,905	20,356
All other assets	24,491	28,949
Deferred income taxes (Note 14)	10,354	8,819
Assets of businesses held for sale (Note 2)	4,588	4,164
Assets of discontinued operations (Note 2)	4,716	5,912
Total assets(b)	$311,691	$369,245

Liabilities and equity
Short-term borrowings (Note 11)	$15,206	$24,036
Accounts payable, principally trade accounts	15,748	15,172
Progress collections and deferred income	20,579	22,117
Dividends payable	1,054	1,052
Other GE current liabilities	17,930	16,919
Non-recourse borrowings of consolidated securitization entities (Note 11)	2,699	1,980
Long-term borrowings (Note 11)	97,060	108,575
Investment contracts, insurance liabilities and insurance annuity benefits (Note 12)	35,575	38,136
Non-current compensation and benefits	34,342	41,630
All other liabilities	19,913	20,784
Liabilities of businesses held for sale (Note 2)	1,360	1,248
Liabilities of discontinued operations (Note 2)	2,002	706
Total liabilities(b)	263,468	292,355

Redeemable noncontrolling interests (Note 15)	386	3,391

Preferred stock (5,939,874 shares outstanding at both September 30, 2018 and December 31, 2017)	6	6
Common stock (8,698,115,000 and 8,680,571,000 shares outstanding at September 30, 2018 and December 31, 2017, respectively)	702	702
Accumulated other comprehensive income (loss) – net attributable to GE(c)
Investment securities	(36)	(102)
Currency translation adjustments	(6,040)	(4,661)
Cash flow hedges	27	62
Benefit plans	(7,181)	(9,702)
Other capital	37,311	37,384
Retained earnings	90,867	117,245
Less common stock held in treasury	(84,202)	(84,902)
Total GE shareowners’ equity	31,454	56,030
Noncontrolling interests(d) (Note 15)	16,383	17,468
Total equity (Note 15)	47,837	73,498
Total liabilities, redeemable noncontrolling interests and equity	$311,691	$369,245

(a)	Includes restricted cash of $454 million and $668 million at September 30, 2018 and December 31, 2017, respectively.

(b)
Our consolidated assets at September 30, 2018 included total assets of $5,248 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets included current receivables and net financing receivables of $2,986 million within continuing operations and assets of discontinued operations of $109 million. Our consolidated liabilities at September 30, 2018 included liabilities of certain VIEs for which the VIE creditors do not have recourse to GE. These liabilities included non-recourse borrowings of consolidated securitization entities (CSEs) of $(1,622) million within continuing operations. See Note 18.

(c)	The sum of accumulated other comprehensive income (loss) (AOCI) attributable to the Company was $(13,229) million and $(14,404) million at September 30, 2018 and December 31, 2017, respectively.

(d)	Included AOCI attributable to noncontrolling interests of $(318) million and $(226) million at September 30, 2018 and December 31, 2017, respectively.
Amounts may not add due to rounding.
See accompanying notes.

68 2018 3Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL POSITION (CONTINUED)
	GE(a)		Financial Services (GE Capital)
(In millions, except share amounts)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(Unaudited)		(Unaudited)
Assets
Cash, cash equivalents and restricted cash(b)	$13,862	$18,822	$13,071	$25,145
Investment securities (Note 3)	874	569	33,961	38,231
Current receivables (Note 4)	14,877	14,638	—	—
Inventories (Note 5)	20,586	19,344	56	75
Financing receivables - net (Note 6)	—	—	15,663	21,967
Other GE Capital receivables	—	—	14,834	16,945
Property, plant and equipment – net (Note 7)	22,041	23,963	29,352	30,595
Receivable from GE Capital(c)	23,250	39,844	—	—
Investment in GE Capital	11,673	13,493	—	—
Goodwill (Note 8)	59,393	82,985	984	984
Other intangible assets – net (Note 8)	18,597	20,014	242	259
Contract and other deferred assets (Note 10)	20,905	20,356	—	—
All other assets	10,307	13,627	14,175	15,606
Deferred income taxes (Note 14)	8,901	7,815	1,449	999
Assets of businesses held for sale (Note 2)	4,259	3,799	—	—
Assets of discontinued operations (Note 2)	—	—	4,716	5,912
Total assets	$229,525	$279,267	$128,503	$156,716

Liabilities and equity
Short-term borrowings (Note 11)(c)	$8,694	$14,548	$11,223	$19,602
Accounts payable, principally trade accounts	21,026	21,851	2,046	1,853
Progress collections and deferred income	20,847	22,221	—	—
Dividends payable	1,054	1,052	—	—
Other GE current liabilities	17,930	16,919	—	—
Non-recourse borrowings of consolidated securitization entities (Note 11)	—	—	2,699	1,980
Long-term borrowings (Note 11)(c)	60,863	67,040	56,329	73,614
Investment contracts, insurance liabilities and insurance annuity benefits (Note 12)	—	—	36,070	38,587
Non-current compensation and benefits	33,530	40,820	804	801
All other liabilities	15,881	16,873	5,735	5,886
Liabilities of businesses held for sale (Note 2)	1,399	1,248	—	—
Liabilities of discontinued operations (Note 2)	77	23	1,925	683
Total liabilities	181,302	202,595	116,831	143,007

Redeemable noncontrolling interests (Note 15)	386	3,391	—	—

Preferred stock (5,939,874 shares outstanding at both September 30, 2018 and December 31, 2017)	6	6	6	6
Common stock (8,698,115,000 and 8,680,571,000 shares outstanding at September 30, 2018 and December 31, 2017, respectively)	702	702	—	—
Accumulated other comprehensive income (loss) - net attributable to GE
Investment securities	(36)	(102)	(28)	(99)
Currency translation adjustments	(6,040)	(4,661)	(234)	(225)
Cash flow hedges	27	62	74	54
Benefit plans	(7,181)	(9,702)	(504)	(524)
Other capital	37,311	37,384	12,881	12,806
Retained earnings	90,867	117,245	(522)	1,476
Less common stock held in treasury	(84,202)	(84,902)	—	—
Total GE shareowners’ equity	31,454	56,030	11,673	13,493
Noncontrolling interests (Note 15)	16,383	17,252	(1)	217
Total equity (Note 15)	47,837	73,282	11,672	13,709
Total liabilities, redeemable noncontrolling interests and equity	$229,525	$279,267	$128,503	$156,716

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

(b)
GE restricted cash was $380 million and $611 million at September 30, 2018 and December 31, 2017, respectively, and GE Capital restricted cash was $74 million and $57 million at September 30, 2018 and December 31, 2017, respectively.

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

2018 3Q FORM 10-Q 69

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS
(UNAUDITED)
	Nine months ended September 30
	General Electric Company and consolidated affiliates
(In millions)	2018	2017

Cash flows – operating activities
Net earnings (loss)	$(23,304)	$2,023
(Earnings) loss from discontinued operations	1,634	490
Adjustments to reconcile net earnings (loss)
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	4,222	3,715
Amortization of intangible assets	2,126	1,713
Goodwill impairment	21,973	947
(Earnings) loss from continuing operations retained by GE Capital	—	—
Deferred income taxes	(171)	(1,270)
Decrease (increase) in contract and other deferred assets	(960)	(2,931)
Decrease (increase) in GE current receivables	2,873	1,348
Decrease (increase) in inventories	(2,016)	(1,726)
Increase (decrease) in accounts payable	1,051	(533)
Increase (decrease) in GE progress collections	(1,024)	924
All other operating activities	(6,739)	(1,320)
Cash from (used for) operating activities – continuing operations	(333)	3,381
Cash from (used for) operating activities – discontinued operations	(102)	(490)
Cash from (used for) operating activities	(435)	2,892

Cash flows – investing activities
Additions to property, plant and equipment	(4,983)	(5,071)
Dispositions of property, plant and equipment	2,707	3,768
Additions to internal-use software	(278)	(418)
Net decrease (increase) in GE Capital financing receivables	1,281	1,184
Proceeds from sale of discontinued operations	29	1,018
Proceeds from principal business dispositions	5,564	3,030
Net cash from (payments for) principal businesses purchased	(21)	(6,053)
All other investing activities	3,764	7,800
Cash from (used for) investing activities – continuing operations	8,064	5,259
Cash from (used for) investing activities – discontinued operations	(224)	(2,515)
Cash from (used for) investing activities	7,840	2,744

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(1,975)	531
Newly issued debt (maturities longer than 90 days)	2,431	9,337
Repayments and other debt reductions (maturities longer than 90 days)	(18,563)	(18,418)
Net dispositions (purchases) of GE shares for treasury	(6)	(2,620)
Dividends paid to shareowners	(3,282)	(6,417)
All other financing activities	(2,932)	(640)
Cash from (used for) financing activities – continuing operations	(24,326)	(18,228)
Cash from (used for) financing activities – discontinued operations	—	1,905
Cash from (used for) financing activities	(24,326)	(16,323)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(440)	1,253
Increase (decrease) in cash, cash equivalents and restricted cash	(17,361)	(9,434)
Cash, cash equivalents and restricted cash at beginning of year	44,724	50,384
Cash, cash equivalents and restricted cash at September 30	27,364	40,950
Less cash, cash equivalents and restricted cash of discontinued operations at September 30	432	501
Cash, cash equivalents and restricted cash of continuing operations at September 30	$26,932	$40,449

Amounts may not add due to rounding.
See accompanying notes.

70 2018 3Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)
	Nine months ended September 30
	GE(a)		Financial Services (GE Capital)
(In millions)	2018	2017	2018	2017

Cash flows – operating activities
Net earnings (loss)	$(23,604)	$1,766	$(1,682)	$(439)
(Earnings) loss from discontinued operations	1,634	497	1,579	494
Adjustments to reconcile net earnings (loss)
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	2,621	1,977	1,593	1,736
Amortization of intangible assets	2,085	1,662	42	50
Goodwill impairment	21,973	947	—	—
(Earnings) loss from continuing operations retained by GE Capital(b)	403	4,211	—	—
Deferred income taxes	363	(1,002)	(533)	(267)
Decrease (increase) in contract and other deferred assets	(960)	(2,931)	—	—
Decrease (increase) in GE current receivables	(668)	772	—	—
Decrease (increase) in inventories	(2,032)	(1,709)	20	—
Increase (decrease) in accounts payable	1,243	(995)	(12)	(97)
Increase (decrease) in GE progress collections	(873)	1,015	—	—
All other operating activities	(6,315)	(2,160)	(509)	577
Cash from (used for) operating activities – continuing operations	(4,128)	4,051	497	2,053
Cash from (used for) operating activities – discontinued operations	—	—	(101)	(490)
Cash from (used for) operating activities	(4,128)	4,051	395	1,563

Cash flows – investing activities
Additions to property, plant and equipment	(2,419)	(3,051)	(2,630)	(2,422)
Dispositions of property, plant and equipment	522	825	2,196	3,186
Additions to internal-use software	(262)	(396)	(16)	(22)
Net decrease (increase) in GE Capital financing receivables	—	—	6,656	3,242
Proceeds from sale of discontinued operations	—	—	29	1,018
Proceeds from principal business dispositions	3,357	2,908	2,011	—
Net cash from (payments for) principal businesses purchased	(21)	(6,053)	—	—
All other investing activities	(754)	(1,955)	(1,739)	3,576
Cash from (used for) investing activities – continuing operations	423	(7,720)	6,507	8,578
Cash from (used for) investing activities – discontinued operations	—	—	(224)	(2,515)
Cash from (used for) investing activities	424	(7,720)	6,283	6,063

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(1,678)	4	(1,765)	243
Newly issued debt (maturities longer than 90 days)	6,638	16,214	2,288	420
Repayments and other debt reductions (maturities longer than 90 days)	(1,846)	(1,532)	(17,274)	(18,215)
Net dispositions (purchases) of GE shares for treasury	(6)	(2,620)	—	—
Dividends paid to shareowners	(3,135)	(6,269)	(185)	(4,164)
All other financing activities	(841)	(461)	(2,091)	(168)
Cash from (used for) financing activities – continuing operations	(868)	5,335	(19,027)	(21,884)
Cash from (used for) financing activities – discontinued operations	—	—	—	1,905
Cash from (used for) financing activities	(868)	5,335	(19,027)	(19,979)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(388)	504	(51)	749
Increase (decrease) in cash, cash equivalents and restricted cash	(4,961)	2,170	(12,400)	(11,603)
Cash, cash equivalents and restricted cash at beginning of year	18,822	11,083	25,902	39,301
Cash, cash equivalents and restricted cash at September 30	13,862	13,253	13,502	27,697
Less cash, cash equivalents and restricted cash of discontinued operations at September 30	—	—	432	501
Cash, cash equivalents and restricted cash of continuing operations at September 30	$13,862	$13,253	$13,071	$27,196

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis.

(b)	Represents GE Capital earnings (loss) from continuing operations attributable to the Company, net of GE Capital common dividends paid to GE.
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

2018 3Q FORM 10-Q 71

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

72 2018 3Q FORM 10-Q

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

Aviation Commercial Engines - For Aviation Commercial engines our previous method applied contract-specific estimated margin rates, which included the effect of estimated cost improvements over time, to costs incurred to determine the amount of revenue that should be recognized. The new revenue standard will result in a significant change from our previous long-term contract accounting model. While we will continue to recognize revenue at delivery, each engine is now accounted for as a separate performance obligation, reflecting the contractually stated price and manufacturing cost of each engine. The most significant effect of this change is on our new engine launches, where the cost of earlier production units is higher than the cost of later production units driven by expected cost improvements over the life of the engine program, which will generally result in lower earnings or increased losses on our early program engine deliveries to our customers. The effect of this change reduced the related contract asset balance by $1,755 million as of December 31, 2017.

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

2018 3Q FORM 10-Q 73

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

On January 1, 2018, we adopted ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The ASU is required to be reflected on a retrospective basis and provides guidance on the classification of certain cash receipts and cash payments, including requiring cash payments for debt prepayment or debt extinguishment costs be classified as financing activities and payments from a beneficial interest in securitization transactions be classified as investing activities. As part of the adoption, we reclassified $553 million of cash receipts from our beneficial interest in securitized trade receivables within our consolidated statement of cash flows from cash inflows from operating activities to cash inflows from investing activities for the year ended December 31, 2017 (no effect to periods prior to 2017).

Our only beneficial interest in securitized trade receivables is the deferred purchase price ("DPP") created by transactions between the Company and the third parties that purchase trade receivables from GE Capital under the Receivables Facility. In our accounting under the new guidance, we determined the non-cash activities and cash flows associated with the DPP in accordance with the contractual terms of the Receivables Facility when computing the amount of DPP that we receive, in part, as consideration for the sale of receivables. In the third quarter of 2018 we learned of an interpretation of the ASU under which there may be a requirement to develop a computation of both non-cash activities and cash flows associated with the DPP that is different from the contractual computation of the DPP we have used in our accounting to date. We are currently evaluating whether a change in our accounting is required that would result in a reclassification between previously reported consolidated cash flows from operating and investing activities and, if so, whether the change would be material. We expect to complete this evaluation in the fourth quarter of 2018, and any revision of our presentation to reflect the reclassification between operating and investing cash flows and our disclosures in Note 4 in subsequent filings would be made on a retrospective basis consistent with the requirements of the adoption of a new accounting policy. The adoption of the ASU did not have an effect on our GE Industrial cash flows, nor do we expect the fourth quarter evaluation to have an effect on our GE Industrial cash flows.

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

74 2018 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As required by U.S. GAAP, we have reflected this change in accounting principle on a retrospective basis resulting in changes to the historical periods presented. The retrospective application of the change resulted in a decrease to our January 1, 2016 retained earnings of $105 million and a decrease to our net loss from continuing operations by $28 million, $56 million and $124 million for the three months ended September 30, 2017, nine months ended September 30, 2017 and the year ended December 31, 2017, respectively, and a decrease to our net earnings from continuing operations by $147 million for the year ended December 31, 2016. This change did not affect our previously reported cash flows from operating, investing or financing activities.

NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

In the third quarter of 2018, we signed an agreement to sell Energy Financial Service’s (EFS) debt origination business within our Capital segment, to Starwood Property Trust, Inc. The sale was completed on September 19, 2018 for proceeds of approximately $2,000 million and we recognized a pre-tax gain of approximately $285 million.

On November 13, 2017, the Company announced its intention to exit approximately $20 billion of assets over the next one to two years. Since this announcement, GE has classified various businesses across our Power, Lighting, Aviation and Healthcare segments as held for sale. As these businesses met the criteria for held for sale, we presented these businesses as a single asset and liability in our financial statements and recognized a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value, less cost to sell. To date, we have recorded a cumulative pre-tax loss on the planned disposals of $1,598 million ($1,489 million after-tax), of which $565 million was recorded in 2018. Through the third quarter of 2018, we closed certain of these transactions within our Power, Healthcare, and Lighting segments for total net proceeds of $3,439 million, recognized a pre-tax gain of $458 million in the caption “Other income” in our consolidated Statement of Earnings (Loss) and liquidated $546 million of our previously recorded valuation allowance. These transactions are subject to customary working capital and other post-close adjustments.

While we announced the strategic portfolio actions for Transportation, GE Healthcare and BHGE, these businesses have not met the accounting criteria for held for sale classification. That classification will depend on the nature and timing of the respective transactions.

FINANCIAL INFORMATION FOR ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE
(In millions)	September 30, 2018	December 31, 2017

Assets
Current receivables(a)	$534	$612
Inventories	823	931
Property, plant, and equipment – net	779	931
Goodwill	2,238	1,619
Other intangible assets – net	356	403
Contract assets	736	619
Valuation allowance on disposal group classified as held for sale (b)	(962)	(1,000)
Other assets	83	49
Assets of businesses held for sale	$4,588	$4,164

Liabilities
Accounts payable(a)	$543	$602
Progress collections and deferred income	294	179
Non-current compensation and benefits	229	162
Other liabilities	294	305
Liabilities of businesses held for sale	$1,360	$1,248

(a)
Included transactions in our industrial businesses that were made on an arms-length basis with GE Capital, including GE current receivables sold to GE Capital of $329 million and $366 million at September 30, 2018 and December 31, 2017 respectively, and GE Capital services for material procurement of $39 million at September 30, 2018. These intercompany balances, included within our held for sale businesses, are reported in the GE and GE Capital columns of our financial statements, and are eliminated in deriving our consolidated financial statements.

(b)	We adjusted the carrying value to fair value less cost to sell for certain held for sale businesses.

2018 3Q FORM 10-Q 75

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS
	Three months ended September 30		Nine months ended September 30
(In millions)	2018	2017	2018	2017

Operations
Total revenues and other income (loss)	$152	$35	$(1,316)	$123

Earnings (loss) from discontinued operations before income taxes	$61	$(191)	$(1,669)	$(603)
Benefit (provision) for income taxes(a)	(22)	71	32	198
Earnings (loss) from discontinued operations, net of taxes	$39	$(120)	$(1,637)	$(404)

Disposal
Gain (loss) on disposal before income taxes	$—	$22	$4	$3
Benefit (provision) for income taxes(a)	—	(8)	(1)	(89)
Gain (loss) on disposal, net of taxes	$—	$14	$3	$(86)

Earnings (loss) from discontinued operations, net of taxes(b)(c)	$39	$(106)	$(1,634)	$(490)

(a)
GE Capital's total tax benefit (provision) for discontinued operations and disposals included current tax benefit (provision) of $(63) million for both the three months ended September 30, 2018 and 2017, and $60 million and $(386) million for the nine months ended September 30, 2018 and 2017, respectively, including current U.S. Federal tax benefit (provision) of $(18) million and $1 million for the three months ended September 30, 2018 and 2017, respectively and $43 million and $(518) million for the nine months ended September 30, 2018 and 2017, respectively. The deferred tax benefit (provision) was $41 million and $126 million for the three months ended September 30, 2018 and 2017, respectively and $(29) million and $495 million for the nine months ended September 30, 2018 and 2017, respectively.

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

(c)
Earnings (loss) from discontinued operations attributable to the Company, before income taxes, was $61 million and $(168) million for the three months ended September 30, 2018 and 2017, respectively, and $(1,665) million and $(606) million for the nine months ended September 30, 2018 and 2017, respectively.

(In millions)	September 30, 2018	December 31, 2017

Assets
Cash, cash equivalents and restricted cash	$432	$757
Investment securities	240	647
Deferred income taxes	934	951
Financing receivables held for sale	2,916	3,215
Other assets	194	342
Assets of discontinued operations	$4,716	$5,912

Liabilities
Accounts payable	46	51
Borrowings	1	1
Other liabilities	1,955	654
Liabilities of discontinued operations	$2,002	$706

76 2018 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale and comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations. We do not have any securities classified as held-to-maturity.

	September 30, 2018				December 31, 2017
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value(a)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value(a)

Debt
U.S. corporate	$21,467	$2,363	$(255)	$23,575	$20,104	$3,775	$(35)	$23,843
Non-U.S. corporate	2,100	60	(41)	2,120	5,455	86	(13)	5,528
State and municipal	3,411	329	(68)	3,672	3,775	534	(40)	4,269
Mortgage and asset-backed	3,298	45	(63)	3,280	2,820	81	(23)	2,878
Government and agencies	1,602	56	(43)	1,615	1,927	75	(2)	2,000
Equity (b)	499	—	—	499	166	12	—	178
Total	$32,378	$2,853	$(469)	$34,761	$34,246	$4,564	$(114)	$38,696

(a)
Includes $874 million and $569 million of investment securities held by GE at September 30, 2018 and December 31, 2017, respectively, of which $464 million and $141 million are equity securities with readily determinable fair value.

(b)
These securities have readily determinable fair values and subsequent to the adoption of ASU 2016-01 on January 1, 2018, changes in fair value are recorded to earnings. Net unrealized gains (losses) recorded to earnings related to these securities were $(60) million and $12 million for the three months ended and $204 million and $41 million for the nine months ended September 30, 2018 and 2017, respectively.

Investments with a fair value of $4,176 million and $4,413 million were classified within Level 3 (significant inputs to the valuation model are unobservable) at September 30, 2018 and December 31, 2017, respectively. The remaining investments are substantially all classified within Level 2 (determined based on significant observable inputs). During the nine months ended September 30, 2018 and 2017, there were no significant transfers into or out of Level 3.

The estimated fair value and gross unrealized losses of available-for-sale debt securities in a loss position for less than 12 months were $8,872 million and $(261) million and $3,093 million and $(23) million, respectively, at September 30, 2018 and December 31, 2017. The estimated fair value and gross unrealized losses of available-for-sale debt securities in a loss position for 12 months or more were $2,457 million and $(208) million and $4,949 million and $(91) million, respectively, at September 30, 2018 and December 31, 2017. Unrealized losses are not indicative of the amount of credit loss that would be recognized and at September 30, 2018 are primarily due to increases in market yields subsequent to our purchase of the securities. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell the vast majority of these securities before anticipated recovery of our amortized cost.

Total pre-tax, other-than-temporary impairments on debt securities recognized in earnings were an insignificant amount for the three and nine months ended September 30, 2018 and 2017.

CONTRACTUAL MATURITIES OF INVESTMENT IN AVAILABLE-FOR-SALE DEBT SECURITIES
(EXCLUDING MORTGAGE AND ASSET-BACKED SECURITIES)

(In millions)	Amortized cost	Estimated fair value

Due
Within one year	$942	$948
After one year through five years	2,659	2,740
After five years through ten years	6,169	6,580
After ten years	18,871	20,785

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Although we generally do not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements and the funding of claims and obligations to policyholders. Gross realized gains on available-for-sale debt securities were $10 million and $32 million, and gross realized losses were $(32) million and $(3) million in the three months ended September 30, 2018 and 2017, respectively. Gross realized gains on available-for-sale debt securities were $32 million and $141 million, and gross realized losses were $(35) million and $(7) million in the nine months ended September 30, 2018 and 2017, respectively.

2018 3Q FORM 10-Q 77

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Proceeds from investment securities sales and early redemptions by issuers totaled $1,483 million and $659 million in the three months ended and $2,189 million and $2,433 million in the nine months ended September 30, 2018 and 2017, respectively.

In addition to equity securities with readily determinable fair value, we hold $571 million of equity securities without readily determinable fair value at September 30, 2018 that are classified within "All other assets" in our consolidated Statement of Financial Position and are originally recorded at cost and adjusted for observable price changes for identical or similar instruments less any impairment. We recorded fair value increases of $6 million and $49 million to those securities based on observable transactions and impairments of $(22) million and $(37) million for the three and nine months ended September 30, 2018, respectively.

NOTE 4. CURRENT RECEIVABLES

	Consolidated(a)(b)		GE(c)
(In millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017

Current receivables	$21,351	$25,282	$15,801	$15,693
Allowance for losses	(936)	(1,073)	(925)	(1,055)
Total	$20,414	$24,209	$14,877	$14,638

(a)
Included GE industrial customer receivables sold to a GE Capital affiliate and recorded on GE Capital’s balance sheet of $6,404 million and $10,370 million at September 30, 2018 and December 31, 2017, respectively. The consolidated total included a deferred purchase price receivable of $417 million and $388 million at September 30, 2018 and December 31, 2017, respectively, related to our Receivables Facility (described below).

(b)
In order to manage credit exposure, the Company sells additional current receivables to third parties outside the Receivables Facility, substantially all of which are serviced by the Company. The outstanding balance of these current receivables was $3,865 million and $2,541 million at September 30, 2018 and December 31, 2017, respectively. Of these balances, $2,760 million and $1,621 million was sold by GE to GE Capital prior to the sale to third parties at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018 and December 31, 2017, our maximum exposure to loss under the limited recourse arrangements is $17 million and $90 million, respectively.

(c)
GE current receivables balances at September 30, 2018 and December 31, 2017, before allowance for losses, included $10,535 million and $10,452 million, respectively, from sales of goods and services to customers. The remainder of the balances primarily relates to supplier advances, revenue sharing programs and other non-income based tax receivables.

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

During the nine months ended September 30, 2018, GE Industrial sold current receivables of $16,705 million to GE Capital, which GE Capital sold immediately to third parties under the Receivables Facility. GE Capital continues to service the current receivables for the purchasers. The Company received total cash collections of $16,831 million on previously sold current receivables owed to the purchasing entities. The purchasing entities invested $16,452 million including $14,874 million of collections to purchase newly originated current receivables from the Company. In addition, the purchase of additional receivables by the purchasing entities increased their DPP obligation to the Company by $152 million and they paid $123 million to reduce their DPP obligation. During the nine months ended September 30, 2018, the Company recorded a loss of $106 million on sales of current receivables to the third party purchasers.

At September 30, 2018 and December 31, 2017, GE Capital, under the Receivables Facility, serviced $3,096 million and $3,222 million of transferred receivables that remain outstanding, respectively. During the nine months ended September 30, 2018, the purchasers paid GE Capital servicing fees of $25 million.

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

78 2018 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. INVENTORIES

(In millions)	September 30, 2018	December 31, 2017

Raw materials and work in process	$11,194	$10,131
Finished goods	9,231	8,847
Unbilled shipments	217	441
Total Inventories	$20,642	$19,419

NOTE 6. GE CAPITAL FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

FINANCING RECEIVABLES, NET
(In millions)	September 30, 2018	December 31, 2017

Loans, net of deferred income	$12,764	$17,404
Investment in financing leases, net of deferred income	2,933	4,614
	15,697	22,018
Allowance for losses	(34)	(51)
Financing receivables – net	$15,663	$21,967

We manage our GE Capital financing receivables portfolio using delinquency and nonaccrual data as key performance indicators. At September 30, 2018, 3.0% and 2.1% of financing receivables were over 90 days past due and on nonaccrual, respectively, with the vast majority of nonaccrual financing receivables secured by collateral. At December 31, 2017, 0.6% and 1.1% of financing receivables were over 90 days past due and on nonaccrual, respectively.
The GE Capital financing receivables portfolio includes $1,702 million and $4,148 million of current receivables at September 30, 2018 and December 31, 2017, respectively, which are purchased from GE with full or limited recourse. These receivables are classified within current receivables at a consolidated level and are excluded from the calculation of GE Capital delinquency and nonaccrual data. The portfolio also includes $1,071 million and $1,141 million of financing receivables that are guaranteed by GE, of which $249 million and $239 million of these loans are on nonaccrual at a GE consolidated level at September 30, 2018 and December 31, 2017, respectively. Additional allowance for loan losses of $160 million and $161 million are recorded at GE and on a consolidated level for these guaranteed nonaccrual loans at September 30, 2018 and December 31, 2017, respectively.

In 2018, in connection with a strategic shift to make GE Capital smaller and more focused, we classified $1,646 million of Healthcare Equipment Finance financing receivables as held for sale. The related held for sale balance at September 30, 2018 is $1,628 million. Write-offs on financing receivables of $8 million were recorded for the nine months ended September 30, 2018, to reduce the carrying value of these financing receivables to the lower of cost or fair value, less cost to sell.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

(In millions)	September 30, 2018	December 31, 2017

Original cost	$87,516	$89,607
Less accumulated depreciation and amortization	(36,878)	(35,733)
Property, plant and equipment – net	$50,638	$53,874

Consolidated depreciation and amortization on property, plant and equipment was $1,527 million and $1,397 million in the three months ended September 30, 2018 and 2017, respectively and $4,222 million and $3,715 million in the nine months ended September 30, 2018 and 2017, respectively.

2018 3Q FORM 10-Q 79

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

CHANGES IN GOODWILL BALANCES
(In millions)	Balance at January 1, 2018	Acquisitions	Impairments	Dispositions, currency exchange and other	Balance at September 30, 2018

Power	$25,269	$—	$(21,147)	$(2,255)	$1,868
Renewable Energy	4,093	—	—	13	4,106
Aviation	10,008	—	—	(38)	9,970
Oil & Gas	23,943	16	—	688	24,647
Healthcare	17,306	—	—	(40)	17,266
Transportation	902	—	—	(17)	885
Lighting(a)	—	—	—	—	—
Capital	984	—	—	—	984
Corporate	1,463	—	(827)	15	651
Total	$83,968	$16	$(21,973)	$(1,634)	$60,377

(a)	Substantial majority of Lighting segment classified as held for sale in the fourth quarter of 2017.

Goodwill balances decreased primarily as a result of impairments (discussed below), the reclassification of the Distributed Power business within our Power segment to Assets of businesses held for sale and currency effects of a stronger U.S. dollar, partially offset by adjustments to the allocation of purchase price associated with our acquisitions of Baker Hughes and LM Wind Power.

We test goodwill for impairment annually in the third quarter of each year using data as of July 1 of that year. The impairment test consists of two steps: in step one, the carrying value of the reporting unit is compared with its fair value; in step two, which is applied if the carrying value is more than its fair value, the amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit’s assets and liabilities from the fair value of its equity, and comparing that amount with the carrying amount of goodwill. We determined fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately.

Valuations using the market approach are derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services. A market approach is limited to reporting units for which there are publicly traded companies that have characteristics similar to our businesses.

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and by analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 9.5% to 17.0%.

Based on the results of our step one testing, the fair values of each of our reporting units exceeded their carrying values except for the Power Generation and Grid Solutions reporting units, within our Power segment. The majority of the goodwill in our Power segment was recognized as a result of the Alstom acquisition at which time approximately $15,800 million of goodwill was attributed to our Power Generation and Grid Solutions reporting units. As previously disclosed, the Power market as well as its operating environment continues to be challenging. Our outlook for Power has continued to deteriorate driven by the significant overcapacity in the industry, lower market penetration, uncertain timing of deal closures due to deal financing, and the complexities of working in emerging markets. In addition, our near-term earnings outlook has been negatively impacted by project execution and our own underlying operational challenges. Finally, market factors such as increasing energy efficiency and renewable energy penetration continue to impact our view of long-term demand. These conditions have resulted in downward revisions of our forecasts on current and future projected earnings and cash flows at these businesses.

Therefore, we conducted step two of the goodwill impairment test for the Power Generation and Grid Solutions reporting units. Step two requires that we allocate the fair value of the reporting unit to identifiable assets and liabilities of the reporting unit, including previously unrecognized intangible assets. Any residual fair value after this allocation is compared to the goodwill balance and any excess goodwill is charged to expense.

80 2018 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In performing the second step, we identified significant unrecognized intangible assets primarily related to customer relationships, backlog, technology, and trade name. The value of these unrecognized intangible assets is driven by high customer retention rates in our Power business, our contractual backlog, the value of internally created technology, and the GE trade name. The combination of these unrecognized intangibles, adjustments to the carrying value of other assets and liabilities, and reduced reporting unit fair values calculated in step one, resulted in an implied fair value of goodwill substantially below the carrying value of goodwill for the Power Generation and Grid Solutions reporting units. Therefore, in the third quarter, we recorded our best estimate of a non-cash impairment loss of $21,973 million. The impairment loss included $827 million of goodwill recorded at Corporate associated with our Digital acquisitions that was previously allocated to our Power Generation and Grid Solutions reporting units. We recorded the estimated impairment losses in the caption "Goodwill impairment" in our consolidated Statement of Earnings (Loss). As a result of ongoing updates to our long-range forecast and the complexity of valuing intangible assets in the second step of the impairment test, the Company has not yet completed its analysis. We will recognize any differences to this estimate in the fourth quarter when we finalize the step two impairment test. After the impairment loss, there is no remaining goodwill associated with our Power Generation reporting unit and $1,653 million related to our Grid Solutions reporting unit at September 30, 2018.

In the second quarter of 2018, we classified a significant portion of Healthcare Equipment Finance’s financing receivables as assets held for sale. Upon disposition of these assets, we expect to recognize a goodwill impairment for a substantial portion of the $111 million of goodwill in our Industrial Finance reporting unit. This charge will be offset against the expected gain on sale of the financing receivables.

As we have previously announced, we plan an orderly separation of our ownership interest in BHGE over time. While the fair value of each of the reporting units in our Oil & Gas segment are in excess of their carrying values, our basis in BHGE’s shares currently exceeds its publicly traded share price. Depending on the form and timing of our separation, as well as BHGE’s stock price at the time and the extent of our remaining interest in BHGE, if any, we may recognize a loss either in shareholders equity or the income statement, or both, and such amounts could be material.

In 2017, we recognized a total non-cash goodwill impairment loss in our Power Conversion reporting unit of $1,164 million, of which $947 million was recorded during the third quarter of 2017. After the impairment loss, there was no goodwill in our Power Conversion reporting unit.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.

OTHER INTANGIBLE ASSETS

OTHER INTANGIBLE ASSETS - NET
(In millions)	September 30, 2018	December 31, 2017

Intangible assets subject to amortization	$16,616	$18,056
Indefinite-lived intangible assets(a)	2,223	2,217
Total	$18,838	$20,273

(a)	Indefinite-lived intangible assets principally comprise trademarks/trade names and in-process research and development.

INTANGIBLE ASSETS SUBJECT TO AMORTIZATION
	September 30, 2018			December 31, 2017
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Customer-related(a)	$10,370	$(3,648)	$6,724	$10,614	$(3,095)	$7,521
Patents and technology	10,651	(4,515)	6,136	10,271	(3,899)	6,372
Capitalized software	8,189	(5,271)	2,919	8,064	(4,974)	3,089
Trademarks	1,150	(514)	636	1,280	(421)	859
Lease valuations	157	(86)	70	170	(80)	89
All other	231	(100)	132	218	(92)	125
Total	$30,748	$(14,134)	$16,616	$30,618	$(12,561)	$18,056

(a)	Balance includes payments made to our customers, primarily within our Aviation business.

2018 3Q FORM 10-Q 81

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets subject to amortization decreased by $1,440 million in the nine months ended September 30, 2018, primarily as a result of amortization, impairments, currency effects of a stronger U.S. dollar and the reclassification of the Distributed Power business to Assets of businesses held for sale, partially offset by the acquisition of a technology intangible asset of $632 million at our Aviation business and the capitalization of new software across several business platforms. Due to the continued decline in the Power industry, we determined that certain intangible assets, primarily technology and customer relationships, were impaired. Therefore, included within amortization expense for the three and nine months ended September 30, 2018, was a $428 million non-cash impairment charge recorded by our Power Conversion business within our Power segment. This charge was recorded within the "Selling, general and administrative expense" caption in our consolidated Statement of Earnings (Loss).

GE amortization expense related to intangible assets subject to amortization was $944 million and $613 million in the three months ended September 30, 2018 and 2017, respectively and $2,085 million and $1,662 million for the nine months ended September 30, 2018 and 2017, respectively. GE Capital amortization expense related to intangible assets subject to amortization was $12 million and $16 million in the three months ended September 30, 2018 and 2017, respectively and $42 million and $50 million for the nine months ended September 30, 2018 and 2017, respectively.

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

82 2018 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2018 3Q FORM 10-Q 83

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DISAGGREGATED REVENUES

EQUIPMENT & SERVICES REVENUES(a)

	Three months ended September 30
(In millions)	2018			2017
	Equipment Revenues	Services Revenues	Total Revenues	Equipment Revenues	Services Revenues	Total Revenues

Power	$2,299	$3,441	$5,739	$4,468	$4,059	$8,527

Renewable Energy	2,448	425	2,873	1,957	550	2,507

Aviation	2,834	4,646	7,480	2,425	4,270	6,696

Oil & Gas	2,221	3,449	5,670	2,168	3,143	5,311

Healthcare	2,700	2,006	4,707	2,648	2,062	4,710

Transportation	249	682	932	364	585	949

Lighting	367	18	385	454	18	472

Total Industrial Segment Revenues	$13,117	$14,668	$27,785	$14,484	$14,687	$29,171

EQUIPMENT & SERVICES REVENUES(a)

	Nine months ended September 30
(In millions)	2018			2017
	Equipment Revenues	Services Revenues	Total Revenues	Equipment Revenues	Services Revenues	Total Revenues

Power	$9,336	$11,205	$20,540	$13,282	$12,586	$25,868

Renewable Energy	4,754	1,418	6,172	5,385	1,201	6,587

Aviation	8,281	13,830	22,111	7,375	12,628	20,003

Oil & Gas	6,638	9,971	16,609	4,732	6,662	11,394

Healthcare	8,119	6,268	14,387	7,605	6,097	13,703

Transportation	820	1,925	2,746	1,373	1,633	3,006

Lighting	1,227	45	1,272	1,361	46	1,407

Total Industrial Segment Revenues	$39,175	$44,662	$83,837	$41,112	$40,854	$81,967

(a)	Revenues classification consistent with our MD&A defined Services revenue

84 2018 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUB-SEGMENT REVENUES

	Three months ended September 30		Nine months ended September 30
(In millions)	2018	2017	2018	2017

Power
Gas Power Systems	$961	$1,965	$3,897	$6,175
Power Services	2,727	2,901	8,737	9,101
Steam Power Systems	425	577	1,413	1,504
Energy Connections	1,486	2,386	6,005	7,072
Other	141	697	489	2,015
Power Revenues	$5,739	$8,527	$20,540	$25,868

Renewable Energy
Onshore Wind	$2,558	$2,187	$5,153	$5,794
Hydro	197	258	607	641
Offshore Wind	118	62	412	151
Renewable Energy Revenues	$2,873	$2,507	$6,172	$6,587

Aviation
Commercial Engines & Services	$5,636	$4,848	$16,443	$14,737
Military	898	1,023	2,942	2,891
Systems & Other	946	824	2,726	2,375
Aviation Revenues	$7,480	$6,696	$22,111	$20,003

Oil & Gas
Turbomachinery & Process Solutions (TPS)	$1,393	$1,422	$4,231	$4,657
Oilfield Services (OFS)	2,993	2,661	8,554	3,101
Oilfield Equipment (OFE)	631	613	1,912	2,011
Digital Solutions	653	615	1,912	1,625
Oil & Gas Revenues	$5,670	$5,311	$16,609	$11,394

Healthcare
Healthcare Systems	$3,417	$3,365	$10,241	$9,670
Life Sciences	1,140	1,099	3,509	3,273
Healthcare Digital	149	246	636	760
Healthcare Revenues	$4,707	$4,710	$14,387	$13,703

Transportation
Locomotives	$133	$268	$481	$1,145
Services	564	489	1,600	1,381
Mining	139	106	392	242
Other	96	86	273	239
Transportation Revenues	$932	$949	$2,746	$3,006

Lighting
Current	$213	$259	$697	$745
GE Lighting	172	213	575	662
Lighting Revenues	$385	$472	$1,272	$1,407

Total Industrial Segment Revenues	$27,785	$29,171	$83,837	$81,967
Capital Revenues (a)	2,473	2,397	7,075	7,525
Corporate items and eliminations	(685)	(907)	(2,575)	(2,851)
Consolidated Revenues (a)	$29,573	$30,662	$88,337	$86,640

(a)
Includes $2,425 million and $2,342 million for the three months ended September 30, 2018 and 2017, respectively, and $6,903 million and $7,346 million for the nine months ended September 30, 2018 and 2017, respectively, of revenues at GE Capital outside of the scope of ASC 606.

REMAINING PERFORMANCE OBLIGATION
As of September 30, 2018, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $249,154 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows:

•	Equipment - total remaining performance obligation of $51,553 million of which 52%, 72% and 93% is expected to be satisfied within 1, 2 and 5 years, respectively, and the remaining thereafter.

•
Service - total remaining performance obligation of $197,602 million of which 17%, 52%, 75% and 86% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter.

•	Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.

2018 3Q FORM 10-Q 85

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. CONTRACT & OTHER DEFERRED ASSETS AND PROGRESS COLLECTIONS & DEFERRED INCOME

September 30, 2018 (In millions)	Power	Aviation	Oil & Gas	Renewable Energy	Transportation	Other(a)	Total

GE
Revenues in excess of billings
Long-term product service agreements(b)	$3,828	$2,295	$540	$—	$526	$—	$7,190
Equipment contract revenues(c)	4,276	444	1,124	297	207	543	6,890
Total contract assets	8,104	2,739	1,664	297	733	543	14,080

Deferred inventory costs(d)	905	698	251	1,277	39	345	3,515
Nonrecurring engineering costs(e)	108	1,896	15	24	101	34	2,179
Customer advances and other	1	1,127	2	—	1	—	1,132
Contract and other deferred assets	$9,118	$6,461	$1,933	$1,597	$874	$922	$20,905

December 31, 2017 (In millions)	Power	Aviation	Oil & Gas	Renewable Energy	Transportation	Other(a)	Total

GE
Revenues in excess of billings
Long-term product service agreements(b)	$3,357	$2,614	$517	$1	$413	$—	$6,902
Equipment contract revenues(c)	4,757	280	1,095	295	76	371	6,874
Total contract assets	8,115	2,893	1,612	296	488	371	13,775

Deferred inventory costs(d)	1,304	564	358	950	43	359	3,579
Nonrecurring engineering costs(e)	122	1,696	—	—	87	—	1,905
Customer advances and other	—	1,098	—	—	—	—	1,098
Contract and other deferred assets	$9,539	$6,251	$1,971	$1,246	$619	$729	$20,356

(a)	Primarily includes our Healthcare segment

(b)	Long-term product service agreement balances are presented net of related billings in excess of revenues of $4,932 million and $5,498 million at September 30, 2018 and December 31, 2017, respectively.

(c)
Included in this balance are amounts due from customers for the sale of service upgrades, which we collect through higher fixed or usage-based fees from servicing the equipment under long-term product service agreements. Amounts due from these financing arrangements totaled $869 million and $748 million, as of September 30, 2018 and December 31, 2017, respectively.

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

Contract and other deferred assets increased $549 million in 2018, which was largely driven by a change in estimated profitability of $225 million within our long-term product service agreements, primarily due to an increase at Power ($211 million). In addition, revenue in excess of billings on our long-term product service agreements increased $63 million, driven by increases at Power ($261 million) and Transportation ($62 million), partially offset by a decrease at Aviation ($259 million). Non-recurring engineering costs increased $274 million, primarily at Aviation ($200 million). Our equipment related contract assets increased $16 million, primarily due to increases at Healthcare ($175 million), Aviation ($164 million), and Transportation ($131 million), partially offset by a decrease at Power ($481 million). Deferred inventory costs decreased $64 million due to decreases at Power ($399 million) and Oil & Gas ($107 million), partially offset by increases at Renewable Energy ($327 million) and Aviation ($134 million), due to the timing of revenue recognized for work performed relative to the timing of title transfer of goods.

PROGRESS COLLECTIONS & DEFERRED INCOME

(In millions)	September 30, 2018	December 31, 2017

GE Contract Liabilities

Progress collections	$17,036	$18,310
Deferred income	3,811	3,911
Total progress collections & deferred income	$20,847	$22,221
Revenues recognized for balances that were included in our contract liabilities at the beginning of the period were $13,131 million and $11,446 million for the nine months ended September 30, 2018 and 2017, respectively.

86 2018 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. BORROWINGS

(In millions)	September 30, 2018	December 31, 2017

Short-term borrowings
GE
Commercial paper	$3,006	$3,000
Current portion of long-term borrowings	3,768	9,452
Other	1,921	2,095
Total GE short-term borrowings	8,694	14,548

GE Capital
Commercial paper	3,011	5,013
Current portion of long-term borrowings(a)	4,423	5,781
Intercompany payable to GE(c)	3,181	8,310
Other	607	497
Total GE Capital short-term borrowings	11,223	19,602

Eliminations	(4,711)	(10,114)
Total short-term borrowings	$15,206	$24,036

Long-term borrowings
GE
Senior notes(b)	$57,118	$62,724
Subordinated notes	2,893	2,913
Other	853	1,403
Total GE long-term borrowings	60,863	67,040

GE Capital
Senior notes	35,152	40,754
Subordinated notes	161	208
Intercompany payable to GE(c)	20,069	31,533
Other(a)	946	1,118
Total GE Capital long-term borrowings	56,329	73,614

Eliminations(c)	(20,132)	(32,079)
Total long-term borrowings	$97,060	$108,575
Non-recourse borrowings of consolidated securitization entities(d)	$2,699	$1,980
Total borrowings	$114,966	$134,591

(a)
Included $189 million and $946 million of short- and long-term borrowings, respectively, at September 30, 2018 and $348 million and $1,118 million of short- and long-term borrowings, respectively, at December 31, 2017, of funding secured by aircraft and other collateral. Of this, $236 million and $458 million is non-recourse to GE Capital at September 30, 2018 and December 31, 2017, respectively.

(b)
Included $6,181 million and $6,206 million of BHGE senior notes at September 30, 2018 and December 31, 2017, respectively. Total BHGE borrowings were $6,357 million and $7,225 million at September 30, 2018 and December 31, 2017, respectively.

(c)
Included a reduction of $480 million and zero for short-term intercompany loans from GE Capital to GE at September 30, 2018 and December 31, 2017, respectively, and a reduction of $13,269 million and $7,271 million for long-term intercompany loans from GE Capital to GE at September 30, 2018 and December 31, 2017, respectively. These loans bear the right of offset against amounts owed under the assumed debt agreement and can be prepaid by GE at any time in whole or in part, without premium or penalty. Excluding intercompany loans, the total short- and long-term assumed debt was $3,661 million and $33,338 million at September 30, 2018 and $8,310 million and $38,804 million at December 31, 2017, respectively.

(d)	Included $424 million and $621 million of current portion of long-term borrowings at September 30, 2018 and December 31, 2017, respectively. See Note 17 for further information.

On April 10, 2015, GE provided a full and unconditional guarantee on the payment of the principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GE Capital. At September 30, 2018, the Guarantee applies to $37,948 million of GE Capital debt.

See Note 17 for further information about borrowings and associated interest rate swaps.

2018 3Q FORM 10-Q 87

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. INVESTMENT CONTRACTS, INSURANCE LIABILITIES AND INSURANCE ANNUITY BENEFITS

Insurance and investment contract liabilities comprise mainly obligations to policyholders and annuitants in our run-off insurance activities.

(In millions)	September 30, 2018	December 31, 2017

Future policy benefit reserves
Long-term care insurance contracts	$16,119	$16,522
Structured settlement annuities with life contingencies and other contracts	9,450	9,448
Shadow adjustments(a)	2,409	4,582
	27,978	30,552
Investment contracts	2,433	2,569
Claim reserves(b)	5,277	5,094
Unearned premiums and other	382	372
	36,070	38,587
Eliminations	(495)	(451)
Total	$35,575	$38,136

(a)
To the extent that unrealized gains on debt securities supporting our insurance contracts would result in a premium deficiency should those gains be realized, an increase in future policy benefit reserves is recorded, with an offsetting amount recorded in Other comprehensive income, net of taxes.

(b)
Includes $3,816 million and $3,590 million related to long-term care insurance contracts and $368 million and $364 million related to short-duration contracts, net of eliminations, at September 30, 2018 and December 31, 2017, respectively.

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

In response to the premium deficiency, our future policy benefit reserves at December 31, 2017 were unlocked and updated to reflect our most recent assumptions. Our future policy benefit reserves are subject to premium deficiency testing at least annually, which we expect to complete in the fourth quarter of 2018. Any future adverse changes in our assumptions could result in an increase to future policy benefit reserves and additional contributions of capital over and above the $11 billion noted below. Any favorable changes to these assumptions could result in additional margin in our premium deficiency test and higher income over the remaining duration of the portfolio, including higher investment income.

Claim reserves included incurred claims of $1,641 million and $1,482 million for the nine months ended September 30, 2018 and 2017, of which $1 million and $60 million related to the recognition of adjustments to prior year claim reserves arising from our periodic reserve evaluation, in the nine months ended September 30, 2018 and 2017, respectively. Paid claims were $1,499 million and $1,260 million in the nine months ended September 30, 2018 and 2017, respectively. The vast majority of paid claims relate to prior year insured events primarily as a result of the length of time long-term care policyholders remain on claim.

When insurance companies cede insurance risk to third parties, such as reinsurers, they are not relieved of their primary obligation to policyholders and cedents. When losses on ceded risks give rise to claims for recovery, we establish allowances for probable losses on such receivables from reinsurers as required. Reinsurance recoverables, net are included in the caption “Other GE Capital receivables” on our consolidated Statement of Financial Position, and amounted to $2,217 million and included $749 million related to ceded claim reserves at September 30, 2018. Reinsurance recoverables amounted to $2,458 million and included $715 million related to ceded claim reserves at December 31, 2017. The vast majority of our remaining net reinsurance recoverables are secured by assets held in a trust for which we are the beneficiary.

We recognize reinsurance recoveries as a reduction of the caption “Investment contracts, insurance losses and insurance annuity benefits" in our consolidated Statement of Earnings (Loss). Reinsurance recoveries were $89 million and $104 million for the three months ended September 30, 2018 and 2017, respectively, and $206 million and $339 million for the nine months ended September 30, 2018 and 2017, respectively.

88 2018 3Q FORM 10-Q

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

During 2018, we funded contributions of $6,000 million to the GE Pension Plan.

EFFECT ON OPERATIONS OF PENSION PLANS
	Principal pension plans
	Three months ended September 30			Nine months ended September 30
(In millions)	2018		2017	2018		2017

Service cost for benefits earned	$232		$267	$667		$810
Prior service cost amortization	36		73	108		218
Expected return on plan assets	(803)		(847)	(2,443)		(2,545)
Interest cost on benefit obligations	666		715	1,999		2,144
Net actuarial loss amortization	947		702	2,841		2,109
Curtailment loss	46	(a)	—	46	(a)	43	(b)
Pension plans cost	$1,124		$910	$3,218		$2,779

(a)	Curtailment loss resulting from a BHGE decision to no longer participate in the GE Pension Plan after December 31, 2018.

(b)	Curtailment loss resulting from the sale of Industrial Solutions business within our Power segment.

	Other pension plans
	Three months ended September 30			Nine months ended September 30
(In millions)	2018	2017		2018		2017

Service cost for benefits earned	$85	$156		$279		$430
Prior service credit amortization	(2)	(2)		(4)		(4)
Expected return on plan assets	(342)	(324)		(1,059)		(919)
Interest cost on benefit obligations	150	158		462		445
Net actuarial loss amortization	78	110		243		320
Settlement gain	—	—		(6)	(a)	—
Curtailment loss	—	11	(b)	—		11	(b)
Pension plans cost (income)	$(31)	$109		$(85)		$283

(a)	Settlement gain resulting from the sale of the Industrial Solutions business within our Power segment.

(b)	Curtailment loss resulting from a Canadian manufacturing plant closure.

2018 3Q FORM 10-Q 89

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EFFECT ON OPERATIONS OF PRINCIPAL RETIREE BENEFIT PLANS
	Principal retiree benefit plans
	Three months ended September 30		Nine months ended September 30
(In millions)	2018	2017	2018	2017

Service cost for benefits earned	$19	$25	$48	$77
Prior service credit amortization	(58)	(42)	(172)	(128)
Expected return on plan assets	(8)	(9)	(22)	(27)
Interest cost on benefit obligations	49	55	147	168
Net actuarial gain amortization	(19)	(20)	(59)	(61)
Curtailment loss	—	—	—	3	(a)
Retiree benefit plans cost (income)	$(17)	$9	$(58)	$32

(a)	Curtailment loss resulting from the sale of the Industrial Solutions business within our Power segment.
The components of net periodic benefit costs other than the service cost component are included in the caption "Non-operating benefit costs" in our consolidated Statement of Earnings (Loss).

NOTE 14. INCOME TAXES

Our consolidated effective income tax rates were (3.2)% and (38.1)% during the nine months ended September 30, 2018 and 2017, respectively. The negative rate for 2018 reflects a tax expense on a pretax loss whereas the negative rate for 2017 reflects a tax benefit on pretax income. The rate for 2018 differs from the U.S. statutory rate primarily due to the non-deductible impairment of goodwill associated with the Power business and international tax expenses in excess of benefits from global activities. International tax expenses were impacted by the increase in valuation allowances on the deferred tax assets of our non-U.S. operations as a result of lower forecasted operating earnings in our Power business and the decision to execute an internal restructuring to separate the Healthcare business and the cost of the newly enacted base erosion and global intangible income provisions. This was partially offset by U.S. business credits and an adjustment to decrease the 2018 nine-month tax rate to be in line with the lower expected full-year rate. The rate for 2017 benefited from the tax difference on global activities, the tax rate on the disposition of the Water business and U.S. business credits partially offset by an adjustment to increase the 2017 nine-month tax rate to be in line with the higher expected full-year rate and by the non-deductible impairment of goodwill associated with the Power Conversion business.

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

90 2018 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

With the enactment of U.S. tax reform, we recorded, for the period ending December 31, 2017, tax expense of $4,512 million to reflect our provisional estimate of both the transition tax on historic foreign earnings ($1,155 million including $2,925 million at GE and $(1,770) million at GE Capital) and the revaluation of deferred taxes ($3,357 million including $1,980 million at GE and $1,377 million at GE Capital). We have not significantly adjusted our provisional estimate of the enactment of U.S. tax reform during the third quarter of 2018 as we continue to analyze information related to our operations as well as new guidance and other aspects of the enacted provisions. Based on our on-going analysis of the currently issued guidance on the transition tax on historic foreign earnings and related foreign tax credit impacts through the third quarter, including advice from outside advisors, we believe the provisional estimate of the impact of enactment, as recorded in the fourth quarter of 2017 and adjusted during 2018 remains a reasonable estimate of the effects of enactment including the impact of items in the 2018 tax filings. We will update the impact of enactment during the fourth quarter of 2018 based on available government guidance and additional analysis of our information. However, there were discrete changes in the provisional estimate identified, primarily at Baker Hughes in connection with the measurement period adjustments to purchase price allocation and the associated impact of the change in tax rate on deferred taxes that reduced the provisional amounts recorded by $79 million in the first nine months of 2018. Of this benefit, $134 million relates to non-consolidated operations and did not affect net earnings attributable to the company as there is an offsetting adjustment in income from noncontrolling interests. The net remaining cost of $55 million also relates primarily to the revaluation of deferred taxes corresponding to measurement period adjustments to the purchase price allocation for the Baker Hughes acquisition.

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

UNRECOGNIZED TAX BENEFITS
(In millions)	September 30, 2018	December 31, 2017

Unrecognized tax benefits	$4,908	$5,449
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	3,771	3,626
Accrued interest on unrecognized tax benefits	886	810
Accrued penalties on unrecognized tax benefits	188	158
Reasonably possible reduction to the balance of unrecognized tax benefits
in succeeding 12 months	0-1,300	0-1,100
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-1,200	0-900

(a)	Some portion of such reduction may be reported as discontinued operations.

The Internal Revenue Service (IRS) is currently auditing our consolidated U.S. income tax returns for 2012-2013 and has begun the audit for 2014-2015. In addition, certain other U.S. tax deficiency issues and refund claims for previous years are still unresolved. It is reasonably possible that a portion of the unresolved items could be resolved during the next 12 months, which could result in a decrease in our balance of "unrecognized tax benefits" - that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. The United Kingdom tax authorities have indicated an intent to disallow interest deductions claimed by GE Capital for the years 2004-2015 that could result in a potential impact of approximately $1 billion, which includes a possible assessment of tax and reduction of deferred tax assets, not including interest and penalties. If assessed, we intend to contest the disallowance. We comply with all applicable tax laws and judicial doctrines of the United Kingdom and believe that the entire benefit is more likely than not to be sustained on its technical merit. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

2018 3Q FORM 10-Q 91

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. SHAREOWNERS’ EQUITY

	Three months ended September 30		Nine months ended September 30
(In millions)	2018	2017	2018	2017

Preferred stock issued	$6	$6	$6	$6
Common stock issued	$702	$702	$702	$702
Accumulated other comprehensive income (loss)
Beginning balance	$(13,432)	$(15,457)	$(14,404)	$(18,588)
Other comprehensive income (loss) before reclassifications
Investment securities - net of deferred taxes of $(22), $45, $26 and $204(a)	(74)	54	67	363
Currency translation adjustments (CTA) - net of deferred taxes of $(24), $(407), $17 and $(648)	(639)	697	(1,856)	1,437
Cash flow hedges - net of deferred taxes of $2, $55, $(6) and $53	(8)	175	(35)	239
Benefit plans - net of deferred taxes of $16, $(49), $71 and $84	73	(132)	199	368
Total	$(648)	$793	$(1,625)	$2,407
Reclassifications from other comprehensive income
Investment securities - net of deferred taxes of $5, $(17), $3 and $(78)(b)	17	(32)	1	(150)
Currency translation on dispositions - net of deferred taxes of $(1), $2, $(1) and $(538)(b)	7	(196)	385	392
Cash flow hedges - net of deferred taxes of $2, $(28), $9 and $(37)(c)	(1)	(75)	—	(129)
Benefit plans - net of deferred taxes of $230, $275 $666 and $833(d)	789	556	2,322	1,667
Total	$812	$253	$2,708	$1,780
Other comprehensive income (loss)	164	1,046	1,082	4,184
Less other comprehensive income (loss) attributable to noncontrolling interests	(39)	124	(92)	131
Other comprehensive income (loss), net, attributable to GE	203	922	1,174	4,053
Ending Balance	$(13,229)	$(14,535)	$(13,229)	$(14,535)
Other capital
Beginning balance	37,352	37,468	37,384	37,224
Gains (losses) on treasury stock dispositions and other	(41)	1,169	(73)	1,413
Ending Balance	$37,311	$38,637	$37,311	$38,637
Retained earnings
Beginning balance(e)	114,913	130,271	117,245	133,856
Net earnings (loss) attributable to the Company	(22,769)	1,360	(23,116)	2,334
Dividends and other transactions with shareowners	(1,086)	(2,121)	(3,395)	(6,514)
Redemption value adjustment on redeemable noncontrolling interests(f)	(191)	(70)	(367)	(236)
Other changes(g)	—	—	500	—
Ending Balance	$90,867	$129,440	$90,867	$129,440
Common stock held in treasury
Beginning balance	(84,471)	(85,617)	(84,902)	(83,038)
Purchases	(55)	(108)	(198)	(3,728)
Dispositions	324	526	897	1,567
Ending Balance	$(84,202)	$(85,199)	$(84,202)	$(85,199)
Total equity
GE shareowners' equity balance	31,454	69,051	31,454	69,051
Noncontrolling interests balance	16,383	17,701	16,383	17,701
Total equity balance at September 30	$47,837	$86,751	$47,837	$86,751

(a)
Included adjustments of $234 million and $9 million for the three months ended September 30, 2018 and 2017 and $1,705 million and $(180) million for the nine months ended September 30, 2018 and 2017, respectively, to investment contracts, insurance liabilities and annuity benefits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment securities holding gains been realized. See Note 12 for further information.

(b)
Primarily recorded in "GE Capital Revenues from Services" and "Other income" and income taxes in "Benefit (provision) for income taxes" in our consolidated Statement of Earnings (Loss). Currency translation gains and losses on dispositions included zero for the three and nine months ended September 30, 2018, and zero and $510 million for the three and nine months ended September 30, 2017, respectively, in earnings (loss) from discontinued operations, net of taxes.

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

(e)	January 1, 2018 amount has been adjusted to reflect retrospective adoption of ASC 606 $(8,061) million and preferable accounting change from LIFO to FIFO $(377) million.

(f)	Amount of redemption value adjustment on redeemable noncontrolling interest shown net of deferred taxes.

(g)
On January 1, 2018, we adopted several new accounting standards on a modified retrospective basis. Cumulative impact of these changes was recorded in the opening retained earnings and it increased our retained earnings by $500 million, primarily due to an increase of $464 million related to ASU 2016-16. See Note 1 for further information.

92 2018 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SHARES OF GE PREFERRED STOCK

On January 20, 2016, we issued $5,694 million of GE Series D preferred stock following an exchange offer for existing GE series A, B and C. The Series D preferred stock are callable on January 21, 2021 and bear a fixed interest rate of 5.00% through January 21, 2021 and floating rate equal to three-month LIBOR plus 3.33% thereafter. Following the exchange offer, $250 million of GE Series A, B and C preferred stock still remain outstanding with an initial average fixed dividend rate of 4.07%. The total carrying value of GE preferred stock at September 30, 2018 was $5,537 million and will increase to $5,944 million through periodic accretion. Dividends on GE preferred stock are payable semi-annually, in June and December and accretion is recorded on a quarterly basis. Dividends on GE preferred stock totaled $39 million and $36 million in the three months ended September 30, 2018 and 2017, respectively and $260 million, including cash dividends of $147 million, and $252 million, including cash dividends of $147 million, in the nine months ending September 30, 2018 and 2017, respectively.

In conjunction with the 2016 exchange of the GE Capital preferred stock into GE preferred stock and the exchange of Series A, B and C preferred stock into Series D preferred stock, GE Capital issued preferred stock to GE for which the amount and terms mirrored the GE preferred stock held by external investors. On July 1, 2018, GE Capital and GE exchanged the existing Series D preferred stock issued to GE for new Series D preferred stock which is mandatorily convertible into GE Capital common stock on January 21, 2021. The new Series D preferred stock has a carrying value of $5,496 million at September 30, 2018 and will no longer be subject to periodic accretion. The cash dividend on the new GE Capital preferred stock will equal the cash dividend and accretion on the GE Series D preferred stock through January 21, 2021, at which time the GE Capital preferred stock will convert to GE Capital common stock. The exchange of GE Capital Series D preferred stock has no impact on the GE Series D preferred stock, which remains callable for $5,694 million on January 21, 2021 or thereafter on dividend payment dates. Additionally, there were no changes to the existing Series A, B or C preferred stock issued to GE.

NONCONTROLLING INTERESTS

Noncontrolling interests in equity of consolidated affiliates include common shares in consolidated affiliates and preferred stock issued by our affiliates.

CHANGES TO NONCONTROLLING INTERESTS
	Three months ended September 30		Nine months ended September 30
(In millions)	2018	2017	2018	2017

Beginning balance	$16,685	$1,634	$17,468	$1,663
Net earnings (loss)	54	(114)	105	(94)
Dividends	(96)	(99)	(260)	(130)
Other(a)	(260)	16,279	(930)	16,261
Ending balance at September 30(b)	$16,383	$17,701	$16,383	$17,701

(a)	Included impact of AOCI, acquisitions, dispositions and BHGE stock repurchases.

(b)	Included $15,192 million and $16,158 million attributable to the BHGE Class A Shareholders at September 30, 2018 and 2017, respectively.

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

Alstom had redemption rights with respect to its interest in the grid technology and renewable energy joint ventures, which, if exercised, would require us to purchase all of their interest during September 2018 or September 2019. Alstom also had similar redemption rights for the global nuclear and French steam power joint venture that are exercisable during the first quarter of 2021 or the first quarter of 2022. The redemption price would generally be equal to Alstom's initial investment plus annual accretion of 3% for the grid technology and renewable energy joint ventures and plus annual accretion of 2% for the nuclear and French steam power joint venture, with potential upside sharing based on an EBITDA multiple. Alstom also had additional redemption rights in other limited circumstances as well as a call option to require GE to sell all of its interests in the renewable energy joint venture at the higher of fair value or Alstom's initial investment plus annual accretion of 3% during the month of May in the years 2017 through 2019 and also upon a decision to IPO the joint venture.

2018 3Q FORM 10-Q 93

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GE had a call option on Alstom's interest in the global nuclear and French steam power joint venture at the same amount as Alstom's redemption price in the event that Alstom exercises its put option in the grid technology or renewable energy joint ventures. GE also had call options on Alstom's interest in the three joint ventures in other limited circumstances. In addition, the French Government holds a preferred interest in the global nuclear and French steam power joint venture, giving it certain protective rights.

In January 2018, Alstom informed us that they intend to exercise their redemption rights with respect to the grid technology and renewable energy joint ventures in September 2018. Pursuant to an agreement signed between Alstom and GE in May 2018, if Alstom exercised its redemption rights in September 2018 with respect to the grid technology and renewable energy joint ventures, GE would be deemed to have exercised its option to acquire Alstom’s interest in the nuclear and French steam power joint venture. On September 5, 2018, Alstom exercised its redemption rights related to grid technology and renewable energy, and accordingly GE also exercised its call option to acquire Alstom’s interest in the nuclear and French steam power joint venture. Accordingly, redeemable noncontrolling interest balance was reclassified to GE current liabilities in the third quarter of 2018, and was settled on October 2, 2018, in accordance with the contractual payment terms. The price GE paid was €1,832 million for the grid technology joint venture, €638 million for the renewable energy joint venture and €125 million for the nuclear and French steam power joint venture.

CHANGES TO REDEEMABLE NONCONTROLLING INTERESTS
	Three months ended September 30		Nine months ended September 30
(In millions)	2018	2017	2018	2017

Beginning balance	$3,376	$3,185	$3,391	$3,017
Net earnings (loss)	(144)	(56)	(293)	(218)
Dividends	—	(12)	(19)	(22)
Redemption value adjustment	203	70	401	236
Other(a)	(3,049)	246	(3,094)	420
Balance at September 30	$386	$3,433	$386	$3,433

(a)	In 2018, included $(3,028) million reclassified to GE current liabilities related to Alstom joint ventures.

OTHER

GE Capital paid no common dividends to GE in the three and nine months ended September 30, 2018, respectively. Common dividends paid by GE Capital to GE were zero and $4,105 million (including cash dividends of $4,016 million) in the three and nine months ended September 30, 2017, respectively.

94 2018 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. EARNINGS PER SHARE INFORMATION

	Three months ended September 30
	2018		2017
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations for per-share calculation(a)(b)	$(22,812)	$(22,812)	$1,459	$1,459
Preferred stock dividends	(39)	(39)	(36)	(36)
Earnings from continuing operations attributable to common shareowners for per-share calculation(a)(b)	$(22,851)	$(22,851)	$1,423	$1,423
Loss from discontinued operations for per-share calculation(a)(b)	36	36	(109)	(109)
Net earnings attributable to GE common shareowners for per-share calculation(a)(b)	$(22,812)	$(22,812)	$1,318	$1,318

Average equivalent shares
Shares of GE common stock outstanding	8,694	8,694	8,665	8,665
Employee compensation-related shares (including stock options)	—	—	67	—
Total average equivalent shares	8,694	8,694	8,732	8,665

Per-share amounts
Earnings from continuing operations	$(2.63)	$(2.63)	$0.16	$0.16
Loss from discontinued operations	—	—	(0.01)	(0.01)
Net earnings	(2.62)	(2.62)	0.15	0.15

	Nine months ended September 30
	2018		2017
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations for per-share calculation(a)(b)	$(21,489)	$(21,489)	$2,815	$2,815
Preferred stock dividends	(260)	(260)	(252)	(252)
Earnings from continuing operations attributable to common shareowners for per-share calculation(a)(b)	$(21,749)	$(21,749)	$2,563	$2,563
Loss from discontinued operations for per-share calculation(a)(b)	(1,642)	(1,642)	(507)	(507)
Net earnings attributable to GE common shareowners for per-share calculation(a)(b)	$(23,383)	$(23,383)	$2,066	$2,066

Average equivalent shares
Shares of GE common stock outstanding	8,689	8,689	8,689	8,689
Employee compensation-related shares (including stock options)	—	—	85	—
Total average equivalent shares	8,689	8,689	8,774	8,689

Per-share amounts
Earnings from continuing operations	$(2.50)	$(2.50)	$0.29	$0.30
Loss from discontinued operations	(0.19)	(0.19)	(0.06)	(0.06)
Net earnings	(2.69)	(2.69)	0.24	0.24

(a)
Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities. For the three and nine months ended September 30, 2018 and 2017, pursuant to the two-class method, as a result of excess dividends in respect to the current period earnings, losses were not allocated to the participating securities.

(b)	Included an insignificant amount of dividend equivalents in each of the periods presented.

2018 3Q FORM 10-Q 95

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2018 and 2017, approximately 424 million and 82 million of outstanding stock awards were not included in the computation of diluted earnings per share because their effect was antidilutive. For the nine months ended September 30, 2018 and 2017, approximately 410 million and 48 million of outstanding stock awards were not included in the computation of diluted earnings per share because their effect was antidilutive.

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

	September 30, 2018		December 31, 2017
(In millions)	Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value

GE
Assets
Notes receivable	$680	$674	$700	$700
Liabilities
Borrowings(a)(b)	32,558	31,809	34,473	35,416
Borrowings (debt assumed)(a)(c)	37,000	40,300	47,114	53,502

GE Capital
Assets
Loans	12,744	12,737	17,363	17,331
Other commercial mortgages	1,783	1,811	1,489	1,566
Loans held for sale	1,326	1,328	3,274	3,274
Liabilities
Borrowings(a)(d)(e)(f)	47,000	49,460	55,353	60,415
Investment contracts	2,434	2,712	2,569	2,996

(a)	See Note 11.

(b)	Included $194 million and $217 million of accrued interest in estimated fair value at September 30, 2018 and December 31, 2017, respectively.

(c)	Included $397 million and $696 million of accrued interest in estimated fair value at September 30, 2018 and December 31, 2017, respectively.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at September 30, 2018 and December 31, 2017 would have been reduced by $1,016 million and $1,754 million, respectively.

(e)	Included $670 million and $731 million of accrued interest in estimated fair value at September 30, 2018 and December 31, 2017, respectively.

(f)	Excluded $23,250 million and $39,844 million of net intercompany payable to GE at September 30, 2018 and December 31, 2017, respectively.

NOTIONAL AMOUNTS OF LOAN COMMITMENTS

(In millions)	September 30, 2018	December 31, 2017

Ordinary course of business lending commitments(a)	$724	$1,105
Unused revolving credit lines	50	198

(a)	Excluded investment commitments of $1,415 million and $677 million at September 30, 2018 and December 31, 2017, respectively.

96 2018 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTIONAL AMOUNT OF DERIVATIVES

The notional amount of a derivative is the number of units of the underlying (for example, the notional principal amount of the debt in an interest rate swap). The notional amount is used to compute interest or other payment streams to be made under the contract and is a measure of our level of activity. We generally disclose derivative notional amounts on a gross basis. The majority of the outstanding notional amount of $134 billion at September 30, 2018 is related to managing interest rate and currency risk between financial assets and liabilities in our financial services business. The remaining derivative notional amount primarily relates to hedges of anticipated sales and purchases in foreign currency, commodity purchases and contractual terms in contracts that are considered embedded derivatives.

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

2018 3Q FORM 10-Q 97

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE OF DERIVATIVES

	September 30, 2018		December 31, 2017
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$1,278	$350	$1,862	$148
Currency exchange contracts	177	118	160	70
	1,455	468	2,021	218

Derivatives not accounted for as hedges
Interest rate contracts	32	(1)	93	8
Currency exchange contracts	674	1,283	1,111	2,043
Other contracts	80	135	139	91
	787	1,418	1,343	2,143

Gross derivatives recognized in statement of financial position
Gross derivatives	2,242	1,885	3,364	2,361
Gross accrued interest	228	(31)	469	(38)
	2,471	1,855	3,833	2,323

Amounts offset in statement of financial position
Netting adjustments(a)	(978)	(977)	(1,457)	(1,456)
Cash collateral(b)	(1,152)	(338)	(1,529)	(578)
	(2,129)	(1,315)	(2,986)	(2,034)

Net derivatives recognized in statement of financial position
Net derivatives	342	540	847	289

Amounts not offset in statement of financial position
Securities held as collateral(c)	(144)	—	(405)	—

Net amount	$198	$540	$441	$289

Derivatives are classified in the captions "All other assets" and "All other liabilities" and the related accrued interest is classified in "Other GE Capital receivables" and "All other liabilities" in our Statement of Financial Position.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk. At September 30, 2018 and December 31, 2017, the cumulative adjustment for non-performance risk was zero and $(1) million, respectively.

(b)
Excluded excess cash collateral received and posted of $50 million and $420 million at September 30, 2018, respectively, and $10 million and $255 million at December 31, 2017, respectively. Excess cash collateral posted includes initial margin for cleared trades.

(c)	Excluded excess securities collateral received of zero and $16 million at September 30, 2018 and December 31, 2017, respectively.

98 2018 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EFFECTS OF DERIVATIVES ON EARNINGS

All derivatives are marked to fair value on our balance sheet, whether they are designated in a hedging relationship for accounting purposes or are used as economic hedges.

	Three months ended September 30			Nine months ended September 30
(In millions)	Effect on hedging instrument	Effect on underlying	Effect on earnings (a)	Effect on hedging instrument	Effect on underlying	Effect on earnings

2018
Cash flow hedges	$(6)	$7	$1	$(25)	$27	$2
Fair value hedges	(362)	333	(29)	(1,285)	1,200	(85)
Net investment hedges(b)	(56)	62	6	157	(144)	14
Economic hedges(c)	(677)	456	(221)	(1,460)	1,126	(334)
Total			$(243)			$(403)

2017
Cash flow hedges	$225	$(225)	$—	$281	$(281)	$—
Fair value hedges	(148)	103	(45)	(430)	267	(162)
Net investment hedges(b)	(1,016)	1,020	4	(2,065)	2,082	17
Economic hedges(c)	663	(920)	(257)	1,304	(1,876)	(572)
Total			$(298)			$(717)

The amounts in the table above generally do not include associated derivative accruals in income or expense.

(a)
For cash flow and fair value hedges, the effect on earnings is primarily related to ineffectiveness. For net investment hedges, the effect on earnings is related to ineffectiveness and spot-forward differences.

(b)
Both non-derivatives and derivatives hedging instruments are included. The carrying value of non-derivative instruments designated as net investment hedges was $(12,894) million and $(13,213) million at September 30, 2018 and 2017, respectively. Total pre-tax reclassifications from CTA to gain (loss) was $(7) million and $78 million at September 30, 2018 and 2017, respectively. Total pre-tax reclassifications from CTA to gain (loss) included zero and $78 million recorded in discontinued operations at September 30, 2018 and 2017, respectively.

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

CASH FLOW HEDGE ACTIVITY
	Gain (loss) recognized in AOCI			Gain (loss) reclassified from AOCI into earnings
	for the three months ended September 30			for the three months ended September 30
(In millions)	2018	2017	2016	2018	2017	2016

Interest rate contracts	$(4)	$1	$1	$(4)	$(6)	$(12)
Currency exchange contracts	(3)	224	—	2	110	(46)
Commodity contracts	—	—	1	—	—	—
Total(a)	$(7)	$225	$2	$(2)	$104	$(57)

CASH FLOW HEDGE ACTIVITY
	Gain (loss) recognized in AOCI			Gain (loss) reclassified from AOCI into earnings
	for the nine months ended September 30			for the nine months ended September 30
(In millions)	2018	2017	2016	2018	2017	2016

Interest rate contracts	$(11)	$3	$32	$(10)	$(21)	$(67)
Currency exchange contracts	(16)	278	(76)	1	189	(59)
Commodity contracts	—	—	1	—	—	(3)
Total(a)	$(27)	$281	$(43)	$(9)	$167	$(128)

(a)
Gain (loss) is recorded in "GE Capital revenues from services", "Interest and other financial charges", "Sales of goods", "Cost of goods sold" and "Other costs and expenses" in our Statement of Earnings when reclassified.

2018 3Q FORM 10-Q 99

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $75 million gain at September 30, 2018. We expect to transfer $56 million loss to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In the nine months ended September 30, 2018, 2017 and 2016, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At September 30, 2018, 2017 and 2016, the maximum term of derivative instruments that hedge forecasted transactions was 14 years, 15 years and 16 years, respectively.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivables due from the counterparties, measured at current market value, exceeds specified limits. The fair value of such collateral was $1,295 million at September 30, 2018, of which $1,152 million was cash and $144 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of cash collateral posted was $338 million at September 30, 2018. At September 30, 2018, our exposures to counterparties (including accrued interest), net of collateral we hold, was $106 million. This excludes exposures related to embedded derivatives.

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the credit rating of the counterparty were to fall below specified ratings levels agreed upon with the counterparty, primarily BBB/Baa2. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability subject to such termination provisions, after consideration of collateral posted by us and outstanding interest payments was $510 million at September 30, 2018. This excludes exposure related to embedded derivatives.

100 2018 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NON-RECURRING FAIR VALUE MEASUREMENTS

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at September 30, 2018 and December 31, 2017.

	Remeasured during the three months ended September 30, 2018		Remeasured during the year ended December 31, 2017
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables	$—	$8	$—	$1,541
Equity securities without readily determinable fair value and equity method investments	479	1,212	—	2,076
Long-lived assets	—	413	177	591
Goodwill	$—	$1,653	$—	$—
Total	$479	$3,286	$177	$4,208

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at September 30, 2018 and 2017.

	Three months ended September 30		Nine months ended September 30
(In millions)	2018	2017	2018	2017

Financing receivables	$—	$(1)	$(2)	$(1)
Equity securities without readily determinable fair value and equity method investments	(240)	(58)	(441)	(89)
Long-lived assets	(865)	(671)	(975)	(712)
Goodwill	(21,973)	$(947)	$(21,973)	$(947)
Total	$(23,079)	$(1,676)	$(23,391)	$(1,748)

LEVEL 3 MEASUREMENTS - SIGNIFICANT UNOBSERVABLE INPUTS
(Dollars in millions)	Fair value	Valuation technique	Unobservable inputs	Range (weighted-average)

September 30, 2018

Non-recurring fair value measurements
Equity securities without readily determinable fair value and equity method investments	$769	Income approach, market comparables	Discount rate(a)	6.5%-50%(8.9)%

Long-lived assets	352	Income approach	Discount rate(a)	2.9%-40%(22.3)%

December 31, 2017

Non-recurring fair value measurements
Financing receivables	$1,532	Income approach	Discount rate(a)	3.2%-16.5% (10%)

Equity securities without readily determinable fair value and equity method investments	2,037	Income approach	Discount rate(a)	5.0%-50.0% (7.7%)

Long-lived assets	554	Income approach	Discount rate(a)	2.7%-18.0% (7.3%)

(a)
Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value.

At September 30, 2018 and December 31, 2017, non-recurring measurements of $409 million and $83 million, respectively, are valued using non-binding broker quotes or other third-party sources. At September 30, 2018 and December 31, 2017, other non-recurring fair value measurements were $103 million and insignificant, respectively. Other Level 3 fair value measurements utilize a number of different unobservable inputs not subject to meaningful aggregation.

2018 3Q FORM 10-Q 101

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CONSOLIDATED VARIABLE INTEREST ENTITIES

Our most significant consolidated VIE is a joint venture, BHGE LLC, which was formed as part of the Baker Hughes transaction. BHGE LLC owns the operating assets of GE Oil & Gas and Baker Hughes. BHGE LLC is a VIE as we hold an economic interest of approximately 62.5% in the partnership, but we hold no voting or participating rights through our direct economic ownership. BHGE LLC is a SEC Registrant with separate filing requirements with the SEC and its separate financial information can be obtained from www.sec.gov.

Previously we reported three joint ventures which were formed as part of the Alstom acquisition as consolidated VIEs. These joint ventures were considered VIEs because equity held by Alstom did not participate fully in the earnings of the ventures due to contractual features allowing Alstom to sell their interests back to GE . We consolidated these joint ventures because we controlled all their significant activities. These joint ventures were in all other respects regular businesses and were therefore exempt from ongoing disclosure requirements for consolidated VIEs provided below. These joint ventures ceased to be VIEs on September 5, 2018 when Alstom exercised their put and are now wholly-owned consolidated voting interest entities (see Note 15 for further information)
The table below provides information about consolidated VIEs that are subject to ongoing disclosure requirements. Substantially all of these entities were created to help our customers finance the purchase of GE goods and services or to purchase GE customer notes receivable arising from sales of GE goods and services. These entities have no features that could expose us to losses that could significantly exceed the difference between the consolidated assets and liabilities.

102 2018 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASSETS AND LIABILITIES OF CONSOLIDATED VIEs
		GE Capital
(In millions)	GE	Customer Notes receivables(a)	Trade receivables(b)	Other(c)	Total

September 30, 2018
Assets
Financing receivables, net	$—	$—	$1,540	$951	$2,491
Current receivables	83	457	—	—	540
Other assets	455	862	138	1,086	2,540
Total	$538	$1,318	$1,678	$2,037	$5,570

Liabilities
Borrowings	$46	$—	—	$938	$984
Non-recourse borrowings	—	585	1,037	—	1,622
Other liabilities	212	644	575	584	2,015
Total	$257	$1,229	1,612	$1,522	$4,620

December 31, 2017
Assets
Financing receivables, net	$—	$—	—	$792	$792
Current receivables	59	570	—	—	630
Investment securities	—	—	—	918	918
Other assets	586	1,182	—	1,920	3,688
Total	$646	$1,752	—	$3,630	$6,028

Liabilities
Borrowings	$39	$—	—	$1,027	$1,066
Non-recourse borrowings	—	669	—	16	685
Other liabilities	345	1,021	—	1,525	2,891
Total	$384	$1,690	—	$2,568	$4,642

(a)	Two funding vehicles established to purchase customer notes receivable from GE, one of which is partially funded by third-party debt.

(b)	In the third quarter of 2018, a funding vehicle was established to provide alternative funding for trade receivables.

(c)
In January 2018, ownership of the equity shares of Electric Insurance Company ("EIC") were distributed to GE Capital by a bankruptcy. trustee. We have previously reported EIC as a VIE because we received a 100% beneficial interest in the assets, liabilities and operations of EIC, related to an interim distribution in 2001. As EIC is now a consolidated voting interest entity we removed EIC from our VIE disclosure. In 2017, $1,470 million of assets and $959 million of liabilities were included related to EIC.

Total revenues from our consolidated VIEs were $141 million and $293 million for the three months ended September 30, 2018 and 2017 and $479 million and $801 million for the nine months ended September 30, 2018 and 2017, respectively. Related expenses consisted primarily of cost of goods and services of $41 million and $78 million for the three months ended September 30, 2018 and 2017 and $174 million and $256 million for the nine months ended September 30, 2018 and 2017, respectively.

Where we provide servicing for third-party investors, we are contractually permitted to commingle cash collected from customers on financing receivables sold to third-party investors with our own cash prior to payment to third-party investors, provided our short-term credit rating does not fall below A-2/P2. These third-party investors also owe us amounts for purchased financial assets and scheduled interest and principal payments. At September 30, 2018 and December 31, 2017, the amounts of commingled cash owed to the third-party investors were $21 million and $60 million, respectively.

UNCONSOLIDATED VARIABLE INTEREST ENTITIES

We become involved with unconsolidated VIEs primarily through assisting in the formation and financing of the entity. We do not consolidate these entities because we do not have power over decisions that significantly affect their economic performance. Our investments in unconsolidated VIEs, at September 30, 2018 and December 31, 2017 were $4,387 million and $5,833 million, respectively. Substantially all of these investments are held by Energy Financial Services of which $217 million and zero are assets held for sale as of September 30, 2018 and December 31, 2017, respectively. Obligations to make additional investments in these entities are not significant.

2018 3Q FORM 10-Q 103

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES

COMMITMENTS

The GE Capital Aviation Services (GECAS) business in GE Capital has placed multiple-year orders for various Boeing, Airbus and other aircraft manufacturers with list prices approximating $35,412 million and secondary orders with airlines for used aircraft of approximately $2,643 million at September 30, 2018. In our Aviation segment, we have committed to provide financing assistance of $2,902 million of future customer acquisitions of aircraft equipped with our engines.

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

At September 30, 2018, we were committed under the following guarantee arrangements beyond those provided on behalf of VIEs. See Note 18.

Credit Support. We have provided $1,544 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable these customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed, or possibly by certain other assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $80 million at September 30, 2018.

Indemnification Agreements – Continuing Operations. We have agreements that require us to fund up to $222 million at September 30, 2018 under residual value guarantees on a variety of leased equipment. Under most of our residual value guarantees, our commitment is secured by the leased asset. The liability for these indemnification agreements was $6 million at September 30, 2018.

At September 30, 2018, we also had $1,953 million of other indemnification commitments, primarily related to representations and warranties in sales of businesses or assets. The liability for these indemnification commitments was $259 million at September 30, 2018.

Indemnification Agreements – Discontinued Operations. At September 30, 2018, we provided specific indemnifications to buyers of GE Capital’s assets that, in the aggregate, represent substantially all of the maximum potential claim of $2,286 million.The majority of these indemnifications relate to the sale of businesses and assets under the GE Capital Exit Plan. We have recorded related liabilities of $264 million, which incorporates our evaluation of risk and the likelihood of making payments under the indemnities. The recognized liabilities represent the estimated fair value of the indemnities when issued as adjusted for any subsequent probable and estimable losses. In addition, in connection with the 2015 public offering and sale of Synchrony Financial, GE Capital indemnified Synchrony Financial and its directors, officers, and employees against the liabilities of GECC's businesses other than historical liabilities of the businesses that are part of Synchrony Financial's ongoing operations.

Contingent Consideration. These are agreements to provide additional consideration to a buyer or seller in a business combination if contractually specified conditions related to the acquisition or disposition are achieved. Amount of contingent consideration was insignificant at September 30, 2018.

104 2018 3Q FORM 10-Q

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

	Nine months ended September 30
(In millions)	2018	2017

Balance at January 1	$2,348	$1,929
Current-year provisions	788	606
Expenditures	(735)	(598)
Other changes(a)	134	255
Balance as of September 30	$2,534	$2,191
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

The remaining active claims have been brought by securitization trustees or administrators seeking recovery from WMC for alleged breaches of representations and warranties on mortgage loans that serve as collateral for residential mortgage-backed securities (RMBS). At September 30, 2018, such claims consisted of $144 million of individual claims generally submitted before the filing of a lawsuit (compared to $462 million at December 31, 2017) and $826 million of additional claims asserted against WMC in litigation without making a prior claim (Litigation Claims) (compared to $3,198 million at December 31, 2017). The total amount of these claims, $970 million, reflects the purchase price or unpaid principal balances of the loans at the time of purchase and does not give effect to pay downs or potential recoveries based upon the underlying collateral, which in many cases are substantial, nor to accrued interest or fees. WMC believes that repurchase claims brought based upon representations and warranties made more than six years before WMC was notified of the claim would be disallowed in legal proceedings under applicable law and the decisions of the New York Court of Appeals in ACE Securities Corp. v. DB Structured Products, Inc. (June 11, 2015) and Deutsche Bank National Trust Company v. Flagstar Capital Markets Corporation (October 16, 2018), on the statute of limitations period governing such claims.

Reserves related to repurchase claims made against WMC were $245 million at September 30, 2018, reflecting a net decrease to reserves in the nine months ended September 30, 2018 of $171 million due to settlements. The reserve estimate takes into account recent settlement activity and is based upon WMC’s evaluation of the remaining exposures as a percentage of estimated lifetime mortgage loan losses within the pool of loans supporting each securitization for which timely claims have been asserted in litigation against WMC. Settlements in prior periods reduced WMC’s exposure on claims asserted in certain securitizations and the claim amounts reported above give effect to these settlements. During the first quarter of 2018, we also recorded a reserve of $1,500 million in connection with the U.S. Department of Justice's (DOJ) ongoing investigation regarding potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) by WMC and GE Capital discussed in Legal Proceedings. This charge was recorded in the first quarter based upon our estimate of the loss contingency at that time, including the status of our settlement discussions with the DOJ in the first quarter and an assessment of prior settlements reached in similar matters. There have been no changes to this estimate since that time.

ROLLFORWARD OF THE RESERVE RELATED TO REPURCHASE CLAIMS

	Three months ended September 30		Nine months ended September 30
(In millions)	2018	2017	2018	2017

Balance, beginning of period	$294	$636	$416	$626
Provision	(9)	11	(4)	21
Claim resolutions / rescissions	(40)	—	(167)	—
Balance, end of period	$245	$647	$245	$647

2018 3Q FORM 10-Q 105

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Given the significant litigation activity and WMC’s continuing efforts to resolve the lawsuits involving claims made against WMC, it is difficult to assess whether future losses will be consistent with WMC’s past experience. Adverse changes to WMC’s assumptions supporting the reserve may result in an increase to these reserves. WMC estimates a range of reasonably possible loss from $0 to approximately $500 million over its recorded reserve at September 30, 2018. This estimate involves significant judgment and may not reflect the range of uncertainties and unpredictable outcomes inherent in litigation, including the matters discussed in Legal Proceedings and potential changes in WMC’s legal strategy. This estimated range of reasonably possible loss excludes any additional loss beyond the amount of our current reserve for the FIRREA investigation, as we are unable at this time to develop such a meaningful estimate. With respect to the FIRREA investigation, this inability to develop a meaningful estimate of any additional loss beyond the amount of our current reserve reflects, among other factors, the wide variety and broad range of penalties and other sanctions incurred by various financial institutions in proceedings and settlements involving claims made under FIRREA by the DOJ, and the possibility WMC will file for bankruptcy. In the event of a WMC bankruptcy, GE Capital would be required to reassess its WMC consolidation analysis depending upon the specific facts and circumstances at that time, which might result in GE Capital no longer consolidating WMC’s assets and liabilities in its financial statements. In that circumstance, GE and GE Capital at that time would have to assess their direct exposure, if any, for purposes of determining their respective WMC-related loss contingencies. It is possible, however, that the ultimate liability of GE Capital and/or WMC could be higher than our current reserve if a negotiated settlement of the FIRREA investigation cannot be reached at a level commensurate with the reserve, or if we face adverse litigation outcomes if a negotiated settlement cannot be reached.

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

Alstom legacy matters. On November 2, 2015, we acquired the Thermal, Renewables and Grid businesses from Alstom. Prior to the acquisition, the seller was the subject of two significant cases involving anti-competitive activities and improper payments: (1) in January 2007, Alstom was fined €65 million by the European Commission for participating in a gas insulated switchgear cartel that operated from 1988 to 2004 (that fine was later reduced to €59 million), and (2) in December 2014, Alstom pled guilty in the United States to multiple violations of the Foreign Corrupt Practices Act and paid a criminal penalty of $772 million. As part of GE’s accounting for the acquisition, we established a reserve amounting to $858 million for legal and compliance matters related to the legacy business practices that were the subject of these and related cases in various jurisdictions. At September 30, 2018, this reserve balance was $913 million. The increase is primarily driven by foreign currency movements.

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

106 2018 3Q FORM 10-Q

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
GE

	Nine months ended September 30
(In millions)	2018	2017

All other operating activities
(Gains) losses on purchases and sales of business interests(a)	$(476)	$(1,955)
Other gains on investing activities	(436)	(68)
Income taxes(b)	(803)	(897)
Principal pension plans(c)	(2,968)	1,179
Other postretirement benefit plans(d)	(916)	(543)
Restructuring and other charges(e)	878	1,429
Change in accruals for contract related costs	(792)	(59)
Other(f)	(802)	(1,245)
	$(6,315)	$(2,160)
All other investing activities
Derivative settlements (net)	$(436)	$(1,420)
Investments in intangible assets (net)	(472)	(376)
Other	154	(159)
	$(754)	$(1,955)
Net dispositions (purchases) of GE shares for treasury
Open market purchases under share repurchase program	$(180)	$(3,394)
Other purchases	(18)	(58)
Dispositions	192	831
	$(6)	$(2,620)

(a)
Included pre-tax gains on sales of businesses reclassified to "Proceeds from principal business dispositions" within Cash flows from investing activities of $(681) million for Value-Based Care and $(298) million for Industrial Solutions, partially offset by pre-tax losses of $511 million on planned business disposals in the nine months ended September 30, 2018, and included pre-tax gains on sales of businesses of $(1,885) million for Water in the nine months ended September 30, 2017. See Note 2.

(b)
Reflected the effects of current tax expense of $479 million and $909 million and net cash paid during the year for income taxes of $(1,283) million and $(1,806) million for the nine months ended September 30, 2018 and 2017, respectively. Cash flows effects of deferred tax provisions (benefits) are shown separately within Cash flows from operating activities in the Statement of Cash Flows.

(c)
Reflected the effects of pension costs of $3,218 million and $2,779 million and employer contributions of $(6,186) million and $(1,600) million for the nine months ended September 30, 2018 and 2017, respectively. See Note 13.

(d)
Reflected the effects of other postretirement plans costs (income) of $(143) million and $315 million and employer contributions of $(773) million and $(858) million for the nine months ended September 30, 2018 and 2017, respectively. See Note 13.

(e)
Reflected the effects of restructuring and other charges of $2,211 million and $3,017 million and restructuring and other cash expenditures of $(1,333) million and $(1,588) million for the nine months ended September 30, 2018 and 2017, respectively. Excludes non-cash adjustments reflected as "Depreciation and amortization of property, plant and equipment" or "Amortization of intangible assets" in the Statement of Cash Flows.

(f)
Included other adjustments to net income, such as write-downs of assets, the impacts of acquisition accounting and changes in other assets and other liabilities classified as operating activities, such as the timing of payments of employee-related liabilities and customer allowances.

2018 3Q FORM 10-Q 107

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

	Nine months ended September 30
(In millions)	2018	2017

Cash from (used for) operating activities-continuing operations
Combined	$(3,631)	$6,104
GE current receivables sold to GE Capital	3,792	941
GE Capital common dividends to GE	—	(4,016)
Other reclassifications and eliminations(a)	(494)	353
Total cash from (used for) operating activities-continuing operations	$(333)	$3,381
Cash from (used for) investing activities-continuing operations
Combined	$6,931	$858
GE current receivables sold to GE Capital	(5,085)	(1,358)
GE Capital long-term loans to GE	5,999	7,271
GE Capital short-term loans to GE	480	(1,329)
Other reclassifications and eliminations(a)	(260)	(183)
Total cash from (used for) investing activities-continuing operations	$8,064	$5,259
Cash from (used for) financing activities-continuing operations
Combined	$(19,895)	$(16,549)
GE current receivables sold to GE Capital	1,293	417
GE Capital common dividends to GE	—	4,016
GE Capital long-term loans to GE	(5,999)	(7,271)
GE Capital short-term loans to GE	(480)	1,329
Other reclassifications and eliminations(a)	754	(170)
Total cash from (used for) financing activities-continuing operations	$(24,326)	$(18,228)

(a)
Includes eliminations of other cash flows activities, including financing of long-term receivables of $851 million and $(432) million in the nine months ended September 30, 2018 and 2017 respectively, and various investments, loans and allocations of GE corporate overhead costs.

108 2018 3Q FORM 10-Q

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

PRESENTATION

In connection with the registration of the senior notes, the Company is required to provide certain financial information regarding the Issuer and the Guarantors of the registered securities. Included are the Condensed Consolidating Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, Condensed Consolidating Statements of Financial Position as of September 30, 2018 and December 31, 2017 and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 for:

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

•	Consolidated - prepared on a consolidated basis.

2018 3Q FORM 10-Q 109

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

(in millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues
Sales of goods and services	$8,382	$—	$—	$39,401	$(20,319)	$27,465
GE Capital revenues from services	—	237	300	2,804	(1,233)	2,109
Total revenues	8,382	237	300	42,205	(21,552)	29,573

Costs and expenses
Interest and other financial charges	1,796	236	725	1,168	(2,697)	1,227
Other costs and expenses	9,655	—	—	40,331	1,302	51,288
Total costs and expenses	11,451	236	725	41,498	(1,395)	52,515
Other income (loss)	1,705	—	—	7,503	(9,002)	205
Equity in earnings (loss) of affiliates	(21,669)	—	705	16,288	4,675	—
Earnings (loss) from continuing operations before income taxes	(23,032)	2	281	24,499	(24,485)	(22,736)
Benefit (provision) for income taxes	224	—	—	(536)	149	(162)
Earnings (loss) from continuing operations	(22,808)	1	281	23,963	(24,335)	(22,899)
Earnings (loss) from discontinued operations, net of taxes	39	—	18	—	(17)	39
Net earnings (loss)	(22,769)	1	298	23,963	(24,353)	(22,859)
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(81)	(9)	(90)
Net earnings (loss) attributable to the Company	(22,769)	1	298	24,044	(24,343)	(22,769)
Other comprehensive income (loss)	203	—	12	(751)	739	203
Comprehensive income (loss) attributable to the Company	$(22,566)	$1	$310	$23,293	$(23,604)	$(22,566)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

(in millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues
Sales of goods and services	$8,025	$—	$—	$40,741	$(20,001)	$28,764
GE Capital revenues from services	—	176	209	2,785	(1,272)	1,898
Total revenues	8,025	176	209	43,526	(21,274)	30,662

Costs and expenses
Interest and other financial charges	1,671	168	542	1,279	(2,428)	1,232
Other costs and expenses	9,418	—	—	40,253	(18,822)	30,850
Total costs and expenses	11,089	168	542	41,533	(21,250)	32,082
Other income (loss)	(1,152)	—	—	25,159	(21,842)	2,165
Equity in earnings (loss) of affiliates	5,219	—	1,019	21,123	(27,361)	—
Earnings (loss) from continuing operations before income taxes	1,003	7	686	48,275	(49,226)	746
Benefit (provision) for income taxes	470	(1)	—	(59)	141	551
Earnings (loss) from continuing operations	1,473	6	686	48,216	(49,085)	1,297
Earnings (loss) from discontinued operations, net of taxes	(113)	—	(562)	4	565	(106)
Net earnings (loss)	1,360	6	125	48,220	(48,521)	1,191
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(21)	(148)	(169)
Net earnings (loss) attributable to the Company	1,360	6	125	48,241	(48,372)	1,360
Other comprehensive income (loss)	922	—	(187)	19,935	(19,749)	922
Comprehensive income (loss) attributable to the Company	$2,282	$6	$(62)	$68,176	$(68,121)	$2,282

110 2018 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

(in millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues
Sales of goods and services	$24,033	$—	$—	$118,381	$(59,983)	$82,432
GE Capital revenues from services	—	678	852	6,955	(2,579)	5,905
Total revenues and other income (loss)	24,033	678	852	125,336	(62,562)	88,337

Costs and expenses
Interest and other financial charges	5,043	671	1,889	3,812	(7,609)	3,807
Other costs and expenses	29,484	—	—	116,846	(39,533)	106,797
Total costs and expenses	34,528	672	1,889	120,658	(47,142)	110,604
Other income (loss)	3,600	—	—	8,600	(10,926)	1,275
Equity in earnings (loss) of affiliates	(14,635)	—	1,199	28,378	(14,942)	—
Earnings (loss) from continuing operations before income taxes	(21,529)	7	161	41,657	(41,289)	(20,992)
Benefit (provision) for income taxes	47	(1)	—	(1,098)	374	(677)
Earnings (loss) from continuing operations	(21,482)	6	161	40,559	(40,914)	(21,670)
Earnings (loss) from discontinued operations, net of taxes	(1,634)	—	(63)	1	62	(1,634)
Net earnings (loss)	(23,116)	6	98	40,560	(40,852)	(23,304)
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(202)	14	(188)
Net earnings (loss) attributable to the Company	(23,116)	6	98	40,762	(40,866)	(23,116)
Other comprehensive income (loss)	1,174	—	(42)	(2,382)	2,425	1,174
Comprehensive income (loss) attributable to the Company	$(21,941)	$6	$56	$38,380	$(38,442)	$(21,941)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

(in millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues
Sales of goods and services	$24,897	$—	$—	$114,446	$(58,887)	$80,456
GE Capital revenues from services	—	505	583	7,644	(2,548)	6,184
Total revenues and other income (loss)	24,897	505	583	122,090	(61,435)	86,640

Costs and expenses
Interest and other financial charges	3,348	477	1,485	3,582	(5,348)	3,545
Other costs and expenses	27,618	—	22	113,764	(57,436)	83,968
Total costs and expenses	30,966	478	1,507	117,346	(62,784)	87,512
Other income (loss)	(1,041)	—	—	57,784	(54,051)	2,692
Equity in earnings (loss) of affiliates	8,956	—	1,711	71,787	(82,454)	—
Earnings (loss) from continuing operations before income taxes	1,846	27	787	134,315	(135,155)	1,820
Benefit (provision) for income taxes	989	(3)	115	(758)	351	693
Earnings (loss) from continuing operations	2,835	24	902	133,557	(134,804)	2,513
Earnings (loss) from discontinued operations, net of taxes	(501)	—	(284)	7	287	(490)
Net earnings (loss)	2,334	24	618	133,564	(134,517)	2,023
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(53)	(258)	(312)
Net earnings (loss) attributable to the Company	2,334	24	618	133,618	(134,259)	2,334
Other comprehensive income (loss)	4,053	—	463	(7,059)	6,596	4,053
Comprehensive income (loss) attributable to the Company	$6,387	$24	$1,081	$126,559	$(127,663)	$6,387
2018 3Q FORM 10-Q 111

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
SEPTEMBER 30, 2018 (UNAUDITED)

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Assets
Cash, cash equivalents and restricted cash	$2,289	$—	$15	$25,048	$(420)	$26,932
Investment securities	—	—	—	35,388	(627)	34,761
Receivables - net	32,989	17,585	33,060	75,611	(124,797)	34,448
Inventories	4,938	—	—	21,020	(5,316)	20,642
Property, plant and equipment - net	5,724	—	—	46,676	(1,763)	50,638
Investment in subsidiaries(a)	265,584	—	78,891	726,516	(1,070,991)	—
Goodwill and intangible assets	8,700	—	—	85,898	(15,383)	79,216
All other assets	8,955	16	—	227,348	(175,980)	60,339
Assets of discontinued operations	—	—	—	—	4,716	4,716
Total assets	$329,180	$17,601	$111,965	$1,243,505	$(1,390,561)	$311,691

Liabilities and equity
Short-term borrowings	$177,698	$—	$47,649	$12,830	$(222,971)	$15,206
Accounts payable	7,760	—	—	54,412	(46,424)	15,748
Other current liabilities	14,858	9	3	31,540	(6,847)	39,562
Long-term and non-recourse borrowings	61,253	15,894	35,223	42,668	(55,279)	99,760
All other liabilities	36,157	675	153	60,444	(6,239)	91,190
Liabilities of discontinued operations	—	—	—	—	2,002	2,002
Total Liabilities	297,726	16,579	83,027	201,893	(335,757)	263,468

Redeemable noncontrolling interests	—	—	—	288	98	386

GE shareowners' equity	31,454	1,022	28,938	1,040,130	(1,070,090)	31,454
Noncontrolling interests	—	—	—	1,195	15,188	16,383
Total equity	31,454	1,022	28,938	1,041,324	(1,054,902)	47,837
Total liabilities, redeemable noncontrolling interests and equity	$329,180	$17,601	$111,965	$1,243,505	$(1,390,561)	$311,691

(a)	Included within the subsidiaries of the Subsidiary Guarantor are cash and cash equivalent balances of $7,462 million and net assets of discontinued operations of $3,229 million.

112 2018 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
DECEMBER 31, 2017

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Assets
Cash, cash equivalents and restricted cash	$3,472	$—	$3	$41,236	$(743)	$43,967
Investment securities	1	—	—	39,809	(1,113)	38,696
Receivables - net	50,923	17,316	32,381	87,776	(147,551)	40,846
Inventories	4,587	—	—	22,215	(7,383)	19,419
Property, plant and equipment - net	5,808	—	—	48,516	(450)	53,874
Investment in subsidiaries(a)	277,929	—	77,488	715,936	(1,071,353)	—
Goodwill and intangible assets	8,014	—	—	90,226	6,002	104,242
All other assets	30,737	16	32	236,771	(205,269)	62,288
Assets of discontinued operations	—	—	—	—	5,912	5,912
Total assets	$381,472	$17,332	$109,904	$1,282,485	$(1,421,948)	$369,245

Liabilities and equity
Short-term borrowings	$191,807	$—	$46,033	$22,603	$(236,407)	$24,036
Accounts payable	8,126	—	—	77,509	(70,462)	15,172
Other current liabilities	11,892	8	3	28,218	(34)	40,088
Long-term and non-recourse borrowings	71,023	16,632	34,730	55,367	(67,197)	110,556
All other liabilities	42,594	475	128	66,293	(7,694)	101,797
Liabilities of discontinued operations	—	—	—	—	706	706
Total Liabilities	325,442	17,116	80,894	249,991	(381,088)	292,355

Redeemable noncontrolling interests	—	—	—	2,627	764	3,391

GE shareowners' equity	56,030	216	29,010	1,028,311	(1,057,537)	56,030
Noncontrolling interests	—	—	—	1,556	15,912	17,468
Total equity	56,030	216	29,010	1,029,867	(1,041,625)	73,498
Total liabilities, redeemable noncontrolling interests and equity	$381,472	$17,332	$109,904	$1,282,485	$(1,421,948)	$369,245

(a)	Included within the subsidiaries of the Subsidiary Guarantor are cash and cash equivalent balances of $15,225 million and net assets of discontinued operations of $4,318 million.

2018 3Q FORM 10-Q 113

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows – operating activities
Cash from (used for) operating activities - continuing operations	$12,877	$(118)	$(381)	$43,530	$(56,241)	$(333)
Cash from (used for) operating activities - discontinued operations	(1,634)	—	—	1,533	(1)	(102)
Cash from (used for) operating activities	11,243	(118)	(381)	45,063	(56,242)	(435)

Cash flows – investing activities
Cash from (used for) investing activities – continuing operations	(415)	189	(1,052)	(33,458)	42,800	8,064
Cash from (used for) investing activities – discontinued operations	—	—	—	(224)	—	(224)
Cash from (used for) investing activities	(415)	189	(1,052)	(33,681)	42,800	7,840

Cash flows – financing activities
Cash from (used for) financing activities – continuing operations	(12,011)	(70)	1,445	(27,456)	13,765	(24,326)
Cash from (used for) financing activities – discontinued operations	—	—	—	—	—	—
Cash from (used for) financing activities	(12,011)	(70)	1,445	(27,456)	13,765	(24,326)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(440)	—	(440)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,183)	—	12	(16,513)	324	(17,361)
Cash, cash equivalents and restricted cash at beginning of year	3,472	—	3	41,993	(743)	44,724
Cash, cash equivalents and restricted cash at September 30	2,289	—	15	25,479	(420)	27,364
Less cash, cash equivalents and restricted cash of discontinued operations at September 30	—	—	—	432	—	432
Cash, cash equivalents and restricted cash of continuing operations at September 30	$2,289	$—	$15	$25,048	$(420)	$26,932

114 2018 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows – operating activities
Cash from (used for) operating activities - continuing operations	$(26,107)	$39	$(81)	$184,255	$(154,725)	$3,381
Cash from (used for) operating activities - discontinued operations	(501)	—	—	8	3	(490)
Cash from (used for) operating activities	(26,608)	39	(81)	184,264	(154,722)	2,892

Cash flows – investing activities
Cash from (used for) investing activities – continuing operations	(1,723)	(39)	348	(297,453)	304,126	5,259
Cash from (used for) investing activities – discontinued operations	—	—	—	(2,515)	—	(2,515)
Cash from (used for) investing activities	(1,723)	(39)	348	(299,968)	304,126	2,744

Cash flows – financing activities
Cash from (used for) financing activities – continuing operations	26,340	—	(265)	104,015	(148,319)	(18,228)
Cash from (used for) financing activities – discontinued operations	—	—	—	1,905	—	1,905
Cash from (used for) financing activities	26,340	—	(265)	105,920	(148,319)	(16,323)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	1,253	—	1,253
Increase (decrease) in cash, cash equivalents and restricted cash	(1,991)	—	4	(8,531)	1,084	(9,434)
Cash, cash equivalents and restricted cash at beginning of year	2,729	—	41	49,204	(1,590)	50,384
Cash, cash equivalents and restricted cash at September 30	738	—	45	40,673	(506)	40,950
Less cash, cash equivalents and restricted cash of discontinued operations at September 30	—	—	—	501	—	501
Cash, cash equivalents and restricted cash of continuing operations at September 30	$738	$—	$45	$40,172	$(506)	$40,449

2018 3Q FORM 10-Q 115

OTHER ITEMS

EXHIBITS

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

Exhibit 101
The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three and nine months ended September 30, 2018 and 2017, (ii) Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017, (iii) Statement of Financial Position at September 30, 2018 and December 31, 2017, (v) Statement of Cash Flows for the nine months ended September 30, 2018 and 2017, and (iv) Notes to Consolidated Financial Statements.

* Data required by Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share, is provided in Note 16 to the Consolidated Financial Statements in this Report.

116 2018 3Q FORM 10-Q

OTHER ITEMS

FORM 10-Q CROSS REFERENCE INDEX

Item Number		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	61-115

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-55

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Not applicable(a)

Item 4.	Controls and Procedures	56

Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	59-60

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3.	Defaults Upon Senior Securities	Not applicable

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	Not applicable

Item 6.	Exhibits	116

Signatures		118

(a)
There have been no significant changes to our market risk since December 31, 2017. For a discussion of our exposure to market risk, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

2018 3Q FORM 10-Q 117

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
October 30, 2018	/s/ Jamie S. Miller
Date	Jamie S. Miller Senior Vice President and Chief Financial Officer Principal Financial Officer

October 30, 2018	/s/ Thomas S. Timko
Date	Thomas S. Timko Vice President, Chief Accounting Officer and Controller Principal Accounting Officer

118 2018 3Q FORM 10-Q