Form 10-K
period 2018-12-31
GENERAL ELECTRIC CO
filed 2019-02-26
CIK 40545

United States Securities and Exchange Commission
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018
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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the outstanding common equity of the registrant not held by affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was at least $116.2 billion. There were 8,705,080,100 shares of voting common stock with a par value of $0.06 outstanding at January 31, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Shareowners, to be held May 8, 2019, is incorporated by reference into Part III to the extent described therein.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS
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

Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about potential business or asset dispositions, including the planned sale of our BioPharma business within our Healthcare segment and plans to exit our equity ownership positions in Baker Hughes, a GE company (BHGE) and Wabtec, and the expected benefits to GE; our strategy and plans for the remaining portion of our Healthcare business, and the characteristics of that business in the future; capital allocation plans; GE’s and GE Capital’s capital structure, liquidity and access to funding; our de-leveraging plans, including leverage ratios and targets, the timing and nature of specific actions to reduce indebtedness, credit ratings and credit outlooks; divestiture proceeds expectations; future charges and capital contributions that may be required in connection with GE Capital’s run-off insurance operations or other GE Capital portfolio actions; revenues; organic growth; cash flows and cash conversion, including the impact of working capital, contract assets and pension funding contributions; earnings per share; future business growth and productivity gains; profit margins; the benefits of restructuring and other transformational internal actions; our businesses’ cost structures and plans to reduce costs; restructuring, goodwill impairment or other financial charges; tax rates; or returns on capital and investment.

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•
our success in executing and completing, including obtaining regulatory approvals and satisfying other closing conditions for, announced GE Industrial and GE Capital business or asset dispositions or other transactions, including the planned sale of our BioPharma business within our Healthcare segment and plans to exit our equity ownership positions in BHGE and Wabtec, the timing of closing for those transactions and the expected proceeds and benefits to GE;

•
our strategy and plans for the remaining portion of our Healthcare business, including the structure, form, timing and nature of potential actions with respect to that business in the future and the characteristics of the business going forward;

•	our capital allocation plans, as such plans may change including with respect to de-leveraging actions, the timing and amount of GE dividends, organic investments, and other priorities;

•
further downgrades of our current short- and long-term credit ratings or ratings outlooks, or changes in rating application or methodology, and the related impact on our liquidity, funding profile, costs and competitive position;

•	GE’s liquidity and the amount and timing of our GE Industrial cash flows and earnings, which may be impacted by customer, competitive, contractual and other dynamics and conditions;

•
GE Capital's capital and liquidity needs, including in connection with GE Capital’s run-off insurance operations, the amount and timing of required capital contributions, strategic actions that we may pursue, WMC-related claims, liabilities and payments, the impact of conditions in the financial and credit markets on GE Capital's ability to sell financial assets, GE Capital’s leverage and credit ratings, the availability and cost of GE Capital funding and GE Capital's exposure to counterparties;

•
customer actions or market developments such as secular and cyclical pressures in our Power business, pricing pressures in the renewable energy market, other shifts in the competitive landscape for our products and services, changes in economic conditions, including oil prices, early aircraft retirements and other factors that may affect the level of demand and financial performance of the major industries and customers we serve;

•	operational execution by our businesses, including our ability to improve the operations and execution of our Power business, and the continued strength of our Aviation business;

•
changes in law, economic and financial conditions, including the effect of enactment of U.S. tax reform or other tax law changes, trade policy and tariffs, interest and exchange rate volatility, commodity and equity prices and the value of financial assets;

•	our decisions about investments in new products, services and platforms, and our ability to launch new products in a cost-effective manner;

•	our ability to increase margins through implementation of operational changes, restructuring and other cost reduction measures;

•	the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of WMC, Alstom, SEC and other investigative and legal proceedings;

•	our success in integrating acquired businesses and operating joint ventures, and our ability to realize revenue and cost synergies from announced transactions, acquired businesses and joint ventures;

•	the impact of potential product failures and related reputational effects;

•	the impact of potential information technology, cybersecurity or data security breaches;

•	the other factors that are described in "Forward-Looking Statements" in BHGE’s most recent earnings release or SEC filings; and

•	the other factors that are described in the Risk Factors section of this Form 10-K report.
These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.

GE 2018 FORM 10-K 3

ABOUT GENERAL ELECTRIC

ABOUT GENERAL ELECTRIC
We are a leading global high-tech industrial company. With products and services ranging from aircraft engines, power generation and oil and gas production equipment to medical imaging, financing and industrial products, we serve customers in over 180 countries and employ approximately 283,000 people worldwide. Manufacturing operations are carried out at 162 manufacturing plants located in 34 states in the United States and Puerto Rico and at 297 manufacturing plants located in 41 other countries. Since our incorporation in 1892, we have developed or acquired new technologies and services that have considerably broadened and changed the scope of our activities.

OUR INDUSTRIAL OPERATING SEGMENTS

Power	Oil & Gas	Lighting
Renewable Energy	Healthcare
Aviation	Transportation

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

•
changing end markets, including shifts in energy sources and demand and the impact of technology changes. In particular, Power markets have been particularly challenging as significant overcapacity in the industry has resulted in decreased utilization of our power equipment, lower market penetration, increased price concessions, uncertain timing of deal closures due to financing and the complexities of working in emerging markets as well as increasing energy efficiency and renewable energy penetration. See the Power segment section within MD&A for further information.

At year-end 2018, General Electric Company and consolidated affiliates employed approximately 283,000 people, of whom approximately 97,000 were employed in the United States.

Approximately 9,900 GE and GE affiliate manufacturing and service employees in the United States are represented for collective bargaining purposes by a union. A majority of such employees are represented by union locals that are affiliated with the IUE-CWA, The Industrial Division of the Communication Workers of America, AFL-CIO, CLC.

In June 2015, GE negotiated four-year collective bargaining agreements with most of its U.S. unions (including the IUE-CWA) and these agreements are scheduled to terminate in June 2019. GE will hold negotiations to enter into new agreements that month. While the outcome of the 2019 negotiations cannot be predicted, GE’s recent past negotiations have resulted in agreements that provide employees with good wages and benefits while addressing the competitive realities facing GE.

General Electric’s address is 1 River Road, Schenectady, NY 12345-6999; we also maintain executive offices at 41 Farnsworth Street, Boston, MA 02210.

GE 2018 FORM 10-K 4

ABOUT GENERAL ELECTRIC

GE’s Internet address at www.ge.com, Investor Relations website at www.ge.com/investor-relations and our corporate blog at www.gereports.com, as well as GE’s Facebook page, Twitter accounts and other social media, including @GE_Reports, contain a significant amount of information about GE, including financial and other information for investors. GE encourages investors to visit these websites from time to time, as information is updated and new information is posted. Additional information on non-financial matters, including environmental and social matters and our integrity policies, is available at www.ge.com/sustainability. Website references in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the websites. Therefore, such information should not be considered part of this report.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, www.ge.com/investor-relations/events-reports, as soon as reasonably practicable after they are filed electronically with the U.S. Securities and Exchange Commission (SEC). Copies are also available, without charge, from GE Corporate Investor Communications, 41 Farnsworth Street, Boston, MA 02210. Reports filed with the SEC may be viewed at www.sec.gov.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
The consolidated financial statements of General Electric Company (the Company) combine the industrial manufacturing and services businesses of General Electric Company (GE) with the financial services businesses of GE Capital Global Holdings, LLC (GE Capital or Financial Services) and are prepared in conformity with U.S. generally accepted accounting principles (GAAP).

We believe that investors will gain a better understanding of our company if they understand how we measure and talk about our results. Because of the diversity in our businesses, we present our financial statements in a three-column format, which allows investors to see our GE Industrial operations separately from our Financial Services operations. We believe that this provides useful information to investors. When used in this report, unless otherwise indicated by the context, we use the terms to mean the following:

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

•
Baker Hughes, a GE company or BHGE – following the combination of our Oil & Gas business with Baker Hughes Incorporated, our Oil & Gas segment comprises our ownership interest of approximately 50.4% in the new company formed in the transaction, Baker Hughes, a GE company (BHGE). We consolidate 100% of BHGE's revenues and cash flows, while our Oil & Gas segment profit and net income are derived net of minority interest of approximately 49.6% attributable to BHGE's Class A shareholders. References to "Baker Hughes" represent legacy Baker Hughes Incorporated operating activities which, in certain cases, have been excluded from our results for comparative purposes.

•
Total segment – the sum of our seven industrial segments and one financial services segment, without giving effect to the elimination of transactions between such segments. This provides investors with a view as to the results of all of our segments, without inter-segment eliminations and corporate items.

GE 2018 FORM 10-K 5

MD&A

ORGANIC
We integrate acquisitions as quickly as possible. Revenues and earnings from the date we complete the acquisition through the end of the fourth quarter following the acquisition are considered the acquisition effect of such businesses. However, in the case of BHGE, which was acquired on July 3, 2017, we consider the results to be organic as of the third quarter of 2018.

ROUNDING
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

OTHER TERMS USED BY GE
FINANCIAL TERMS

•	Continuing earnings – we refer to the caption “earnings from continuing operations attributable to GE common shareowners” as continuing earnings.

•	Continuing earnings per share (EPS) – when we refer to continuing earnings per share, it is the diluted per-share amount of “earnings from continuing operations attributable to GE common shareowners.”

•	GE Cash Flows from Operating Activities (GE CFOA) - unless otherwise indicated, GE CFOA is from continuing operations.

•	GE Industrial profit margin (GAAP) – GE total revenues plus other income minus GE total costs and expenses divided by GE total revenues.

•	Net earnings (loss) – we refer to the caption “net earnings attributable to GE common shareowners” as net earnings.

•	Net earnings (loss) per share (EPS) – when we refer to net earnings per share, it is the diluted per-share amount of “net earnings attributable to GE common shareowners.”

•
Non-GAAP Financial Measures – In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with GAAP. Certain of these data are considered “non-GAAP financial measures” under SEC rules. See the Non-GAAP Financial measures section within this MD&A for reconciliations.

•
Segment profit – refers to the profit of the industrial segments, which includes other income, and the net earnings of the financial services segment. See the Segment Operations section within the MD&A for a description of the basis for segment profits.

OPERATIONAL TERMS

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

•
Orders, backlog and remaining performance obligation (RPO) – orders are contractual commitments with customers to provide specified goods or services for an agreed upon price. Backlog is unfilled customer orders for products and product services (expected life of contract sales for product services). RPO, a defined term under GAAP, is backlog excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty, even if the likelihood of cancellation is remote based on historical experience. We plan to continue reporting backlog as we believe that it is a useful metric for investors, given its relevance to total orders.

•
Product services agreements – contractual commitments, with multiple-year terms, to provide specified services for products in our Power, Renewable Energy Aviation, Oil & Gas and Transportation installed base – for example, monitoring, maintenance, service and spare parts for a gas turbine/generator set installed in a customer’s power plant. See Revenues from Services section within Note 1 to the consolidated financial statements for further information.

•
Services – for purposes of the financial statement display of sales and costs of sales in our consolidated Statement of Earnings (Loss), “goods” is required by SEC regulations to include all sales of tangible products, and "services" must include all other sales, including other services activities. In our MD&A section of this report, we refer to sales under product services agreements and sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs) as sales of “services,” which is an important part of our operations.

•
Shared Services – sharing of business processes in order to standardize and consolidate services to provide value to the businesses in the form of simplified processes, reduced overall costs and increased service performance.

GE 2018 FORM 10-K 6

MD&A	KEY PERFORMANCE INDICATORS

KEY PERFORMANCE INDICATORS

REVENUES PERFORMANCE	2018 versus 2017	2017 versus 2016
Industrial Segment (GAAP)	2%	1%
Industrial Segment Organic (Non-GAAP)	—%	(2)%

GE INDUSTRIAL ORDERS AND BACKLOG (In billions)	2018	2017	2016
Orders
Equipment	$61.9	$57.7	$54.9
Services(a)	62.1	59.1	54.8
Total	$124.0	$116.8	$109.7

Backlog
Equipment	$88.8	$85.1	$83.9
Services(a)	302.2	286.6	264.0
Total	$391.0	$371.7	$347.9
(a)    Includes spare parts.

GE INDUSTRIAL COSTS (In billions)	2018	2017	2016
GE total costs and expenses (GAAP)	$135.7	$111.7	$105.8
GE Industrial structural costs (Non-GAAP)	$23.7	$25.2	$25.0

GE INDUSTRIAL PROFIT MARGIN	2018	2017	2016
GE Industrial profit margin (GAAP)	(17.4)%	1.3%	8.2%
Adjusted GE Industrial profit margin (Non-GAAP)	9.0%	10.1%	12.5%

EARNINGS (In billions; per-share in dollars and diluted)	2018	2017	2016
Continuing earnings (loss) (GAAP)	$(21.1)	$(8.6)	$7.8
Net earnings (loss) (GAAP)	(22.8)	(8.9)	6.8
Adjusted earnings (loss) (Non-GAAP)	5.7	8.7	9.4

Continuing earnings (loss) per share (GAAP)	$(2.43)	$(0.99)	$0.85
Net earnings (loss) per share (GAAP)	(2.62)	(1.03)	0.75
Adjusted earnings (loss) per share (Non-GAAP)	0.65	1.00	1.03

GE CFOA AND GE INDUSTRIAL FREE CASH FLOWS (In billions)	2018	2017	2016
GE CFOA (GAAP)	$2.3	$11.0	$30.0
GE Industrial free cash flows (Non-GAAP)	4.8	4.3	7.1
Adjusted GE Industrial free cash flows (Non-GAAP)	4.5	5.6	7.1

FIVE-YEAR PERFORMANCE GRAPH

The annual changes for the five-year period shown in the above graph are based on the assumption that $100 had been invested in General Electric common stock, the Standard & Poor’s 500 Stock Index (S&P 500) and the Dow Jones Industrial Average (DJIA) on December 31, 2013, and that all quarterly dividends were reinvested. The cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31 for each year indicated.

GE 2018 FORM 10-K 7

MD&A	KEY PERFORMANCE INDICATORS

With respect to “Market Information,” in the United States, General Electric common stock is listed on the New York Stock Exchange under the ticker symbol "GE" (its principal market). General Electric common stock is also listed on the London Stock Exchange, Euronext Paris, the SIX Swiss Exchange and the Frankfurt Stock Exchange.

As of January 31, 2019, there were approximately 397,000 shareowner accounts of record.

On February 15, 2019, our Board of Directors approved a quarterly dividend of $0.01 per share of common stock, which is payable April 25, 2019, to shareowners of record at close of business on March 11, 2019.

General Electric's 2019 Annual Meeting of Shareowners will be held on May 8, 2019 in Tarrytown, NY.

CONSOLIDATED RESULTS
2018 SIGNIFICANT DEVELOPMENTS
On April 25, 2018, 12 directors were elected to the Board of Directors (the Board) with increased focus on relevant industry expertise, capital allocation and accounting and financial reporting, including three new directors, H. Lawrence Culp, Jr., Thomas W. Horton and Leslie F. Seidman.

On June 26, 2018, we announced Mr. Culp, former CEO of Danaher, was elected as lead director effective that same date, succeeding John J. Brennan, who was completing his last term on the Board. Mr. Culp was also selected to chair the Board’s Management Development and Compensation Committee.

On July 26, 2018, we announced Jan R. Hauser, GE's Vice President, Controller and Chief Accounting Officer, had communicated her intention to retire from GE. Thomas S. Timko, formerly the Chief Accounting Officer of General Motors Company, was appointed as her successor, effective September 10, 2018.

On October 1, 2018, we announced Mr. Culp was named Chairman and Chief Executive Officer (CEO), succeeding John L. Flannery, effective September 30, 2018. Additionally, Mr. Horton was elected as lead director, succeeding Mr. Culp, effective that same date.

On December 10, 2018, we announced Mr. Brennan retired from the Board after six years of service, effective December 7, 2018. In addition, the Board elected Paula Rosput Reynolds as a director to fill the resulting vacancy, effective on that date.

On October 30, 2018 we announced plans to reduce our quarterly dividend from $0.12 cents to $0.01 cent per share beginning with the dividend declared in December 2018, which was paid on January 25, 2019. This change will allow us to retain approximately $4 billion of cash per year compared to the prior payout level.

During second half of 2018, we recognized non-cash pre-tax goodwill impairment charges of $22.1 billion related to our Power Generation and Grid Solutions reporting units within our Power segment and our Hydro reporting unit within our Renewable Energy segment. See Note 8 to the consolidated financial statements for further information.

On November 13, 2017, the Company announced its intention to exit approximately $20 billion of assets over the next one to two years. Since this announcement, GE has classified various businesses at Corporate and across our Power, Lighting, Aviation and Healthcare segments as held for sale. To date, we have recorded a cumulative pre-tax loss on the planned disposals of $1.7 billion ($1.5 billion after-tax), of which $0.6 billion was recorded in 2018. Through the fourth quarter of 2018, we closed several of these transactions within our Power, Healthcare, and Lighting segments for total net proceeds of $6.4 billion, recognized a pre-tax gain of $1.2 billion in the caption "Other income" in our consolidated Statement of Earnings (Loss). These transactions are subject to customary working capital and other post-close adjustments. See Note 2 to the consolidated financial statements for further information. We also expect to generate net cash proceeds of at least $30 billion from the following transactions:

•
On May 21, 2018, we announced an agreement to spin- or split-off and merge our Transportation segment with Wabtec Corporation, a U.S. rail equipment manufacturer. The agreement was subsequently amended on January 25, 2019. On February 25, 2019, we completed the spin-off and subsequent merger. In the transaction, participating GE shareholders received shares of Wabtec common stock representing an approximately 24.3% ownership interest in Wabtec common stock. GE received approximately $2.9 billion in cash as well as shares of Wabtec common stock and Wabtec non-voting convertible preferred stock that, together, represent an approximately 24.9% ownership interest in Wabtec. In addition, GE is entitled to additional cash consideration up to $0.5 billion for tax benefits that Wabtec realizes from the transaction.

•
In June 2018, we announced a plan to separate GE Healthcare into a standalone company. On February 25, 2019, we announced an agreement to sell our BioPharma business within our Healthcare segment to Danaher Corporation for total consideration of approximately $21.4 billion, subject to certain adjustments. The transaction is expected to close in the fourth quarter of 2019, subject to regulatory approvals and customary closing conditions. We intend to retain the remaining portion of our Healthcare business which provides us full flexibility for growth and optionality with respect to the business.

GE 2018 FORM 10-K 8

MD&A	CONSOLIDATED RESULTS

•
Pursuant to our announced plan of an orderly separation from BHGE over time, BHGE completed an underwritten public offering in which we sold 101.2 million shares of BHGE Class A common stock. BHGE also repurchased 65 million BHGE LLC units from us. The total consideration received by us from these transactions was $3.7 billion. The transaction closed in November 2018 and, as a result, our economic interest in BHGE reduced from 62.5% to 50.4% and we recognized a pre-tax loss in equity of $2.2 billion. See Note 15 to the consolidated financial statements for further information.

Additional significant transactions that closed in 2018 include the following:

•
The sale of our Industrial Solutions business within our Power segment for approximately $2.3 billion to ASEA Brown Boveri (ABB), a Swiss-based engineering company. We recognized a resulting pre-tax gain of $0.3 billion in the second quarter of 2018.

•
The sale of our GE Lighting business in Europe, the Middle East, Africa and Turkey and our Global Automotive Lighting business to a company controlled by a former GE executive in the region. We closed substantially all of this transaction in the second quarter of 2018.

In 2018, the Company announced its intention to exit approximately $25 billion in energy and industrial finance assets within our Capital segment by 2020. With respect to this announcement, we completed $15 billion of asset reduction during 2018 including:

•
The sale of Energy Financial Services' (EFS) debt origination business within our Capital segment for proceeds of approximately $2.0 billion to Starwood Property Trust, Inc. and recognized a pre-tax gain of approximately $0.3 billion. In addition, we completed the sale of various EFS investments for proceeds of approximately $4.7 billion and recognized an insignificant pre-tax loss.

•
The sale of Healthcare Equipment Finance (HEF) financing receivables within our Capital segment for proceeds of approximately $1.6 billion to various buyers, including $1.4 billion to TIAA Bank, a U.S. lender and recognized an insignificant pre-tax loss.

SUMMARY OF 2018 RESULTS
Consolidated revenues were $121.6 billion, up $3.4 billion, or 3%, for the year. The increase in revenues was largely a result of incremental Baker Hughes revenues of $5.4 billion through the first half of 2018, partially offset by the absence of Water following the sale in September 2017 and Industrial Solutions following the sale in June 2018. Industrial segment organic revenues* increased $0.1 billion driven principally by our Aviation, Healthcare, Renewable Energy and Oil & Gas segments, partially offset by our Power, Transportation and Lighting segments.

Continuing earnings per share was $(2.43) primarily due to non-cash after-tax impairment charges of $22.4 billion recorded in the second half of 2018 related to goodwill in our Power Generation, Grid Solutions and Hydro reporting units as well as decreased Industrial segment profit of $1.4 billion. Excluding the goodwill impairment charge and other items, Adjusted earnings per share* was $0.65.

As previously disclosed, the Power market as well as its operating environment continues to be challenging. Our outlook for Power has continued to deteriorate driven by the significant overcapacity in the industry resulting in decreased utilization of our power equipment, lower market penetration, increased price concessions on certain long-term contracts as well as the uncertain timing of deal closures due to financing and the complexities of working in emerging markets. In addition, our near-term earnings outlook has been negatively impacted by project execution and our own underlying operational challenges. Finally, market factors such as increasing energy efficiency and renewable energy penetration continue to impact our view of long-term demand. These conditions have resulted in downward revisions of our forecasts on current and future projected earnings and cash flows at these businesses. As a result, during the second half of the year, we recorded a non-cash pre-tax impairment loss of $22.0 billion related to goodwill in our Power Generation and Grid Solutions reporting units. Included in this amount is a non-cash impairment loss of $0.8 billion related to goodwill recorded at Corporate associated with our Digital acquisitions that was previously allocated to our Power Generation and Grid Solutions reporting units. The aforementioned charges were all recorded at Corporate and have significantly impacted operating results. See the Corporate Items and Eliminations section within this MD&A and Note 8 to the consolidated financial statements for further information.

For the year ended December 31, 2018, GE Industrial loss was $19.8 billion and GE Industrial profit margins were (17.4)%, down $21.2 billion, driven by increased non-cash goodwill impairment charges of $21.0 billion, partially offset by decreased adjusted Corporate operating costs* of $0.4 billion, increased net gains from disposed or held for sale businesses of $0.4 billion and decreased restructuring and other costs of $0.4 billion. Industrial segment profit decreased $1.4 billion, or 12%, primarily due to lower results within our Power, Renewable Energy and Transportation segments, partially offset by the performance of our Aviation, Oil & Gas, Healthcare and Lighting segments.

GE CFOA was $2.3 billion and $11.0 billion for the years ended December 31, 2018 and 2017, respectively. The decline in GE CFOA is primarily due to GE Pension Plan contributions of $6.0 billion in 2018, compared to $1.7 billion in 2017 as well as a $4.0 billion decrease in common dividends from GE Capital. GE did not receive a common dividend distribution from GE Capital in 2018, and it does not expect to receive such dividend distributions from GE Capital for the foreseeable future. See the Capital Resources and Liquidity - Statement of Cash Flows section within this MD&A for further information.

*Non-GAAP Financial Measure

GE 2018 FORM 10-K 9

MD&A	CONSOLIDATED RESULTS

REVENUES (In billions)	2018	2017	2016

Consolidated revenues	$121.6	$118.2	$119.5

Industrial segment revenues	$115.7	$113.2	$112.3
Corporate revenues and Industrial eliminations	(2.0)	(1.9)	(1.7)
GE Industrial revenues	$113.6	$111.3	$110.6

Financial services revenues	$9.6	$9.1	$10.9

REVENUES COMMENTARY: 2018 – 2017
Consolidated revenues increased $3.4 billion, or 3%, primarily driven by increased industrial segment revenues of $2.5 billion and increased Financial Services revenues of $0.5 billion. The overall foreign currency impact on consolidated revenues was an increase of $0.6 billion.

•	GE Industrial revenues increased $2.4 billion, or 2%.
Industrial segment revenues increased $2.5 billion, or 2%, as increases at Oil & Gas, Aviation, Healthcare and Renewable Energy were partially offset by decreases at Power, Lighting and Transportation. This increase was driven by the net effects of acquisitions of $5.5 billion, primarily attributable to Baker Hughes through the first half of 2018, and the effects of a weaker U.S. dollar of $0.6 billion, partially offset by the net effects of dispositions of $3.7 billion, primarily attributable to the absence of Water following its sale in the third quarter of 2017 and Industrial Solutions following its sale in the second quarter of 2018. Excluding the effects of acquisitions, dispositions and foreign currency translation, industrial segment organic revenues* increased $0.1 billion.

•	Financial Services revenues increased $0.5 billion, or 5%, primarily due to lower impairments and volume growth, partially offset by lower gains.

REVENUES COMMENTARY: 2017 – 2016
Consolidated revenues decreased $1.2 billion, or 1%, primarily driven by decreased Financial Services revenues of $1.8 billion, partially offset by increased industrial segment revenues of $0.8 billion. The overall foreign currency impact on consolidated revenues was an increase of $0.6 billion.

•	GE Industrial revenues increased $0.6 billion, or 1%.
Industrial segment revenues increased $0.8 billion, or 1%, as increases at Oil & Gas, Healthcare and Aviation were partially offset by decreases at Lighting, Power, Transportation and Renewable Energy. This increase was driven by the net effects of acquisitions of $6.0 billion, primarily attributable to the acquisition of Baker Hughes in the third quarter of 2017, and the effects of a weaker U.S. dollar of $0.6 billion, partially offset by the net effects of dispositions of $3.5 billion, primarily attributable to the absence of Appliances following its sale in the second quarter of 2016. Excluding the effects of acquisitions, dispositions and translational currency exchange, industrial segment organic revenues* decreased $2.3 billion.

•	Financial Services revenues decreased $1.8 billion, or 17%, primarily due to higher impairments and volume declines.

*Non-GAAP Financial Measure

GE 2018 FORM 10-K 10

MD&A	CONSOLIDATED RESULTS

EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE (In billions; per-share in dollars and diluted)	2018	2017	2016

Continuing earnings (loss)	$(21.1)	$(8.6)	$7.8

Continuing earnings (loss) per share	$(2.43)	$(0.99)	$0.85

EARNINGS COMMENTARY: 2018 – 2017
Consolidated continuing earnings decreased $12.5 billion, due to increased goodwill impairment charges of $21.0 billion, increased non-operating benefit costs of $0.4 billion and decreased GE Industrial continuing earnings of $0.2 billion, partially offset by decreased Financial Services losses of $6.3 billion and decreased provision for GE Industrial income taxes of $2.7 billion.

•	GE Industrial continuing earnings decreased $0.2 billion, or 2%.
Corporate items and eliminations increased $1.3 billion primarily attributable to decreased adjusted Corporate operating costs* of $0.4 billion, increased net gains from disposed or held for sale businesses of $0.4 billion and decreased restructuring and other costs of $0.4 billion.
Industrial segment profit decreased $1.4 billion, or 12%, with decreases at Power, Renewable Energy and Transportation, partially offset by higher profit at Aviation, Oil & Gas, Healthcare and Lighting. This decrease in industrial segment profit was driven in part by the net effects of dispositions of $0.5 billion, primarily associated with the absence of Water following its sale in the third quarter of 2017 and Industrial Solutions following its sale in the second quarter of 2018, partially offset by the net effects of acquisitions of $0.3 billion, largely associated with Baker Hughes through the first half of the year, and lower restructuring and business development costs related to Baker Hughes of $0.1 billion. Excluding the effects of acquisitions, dispositions and foreign currency translation, industrial segment organic profit* decreased $1.3 billion, primarily driven by negative variable cost productivity, lower volume and pricing pressure at Power.

•
Financial Services continuing losses decreased $6.3 billion, or 93%, primarily due to the nonrecurrence of the 2017 charges associated with the GE Capital insurance premium deficiency review and EFS strategic actions, partially offset by the nonrecurrence of 2017 tax benefits.

EARNINGS COMMENTARY: 2017 – 2016
Consolidated continuing earnings decreased $16.4 billion driven by decreased GE Industrial continuing earnings of $5.6 billion, increased Financial Services losses of $5.5 billion, increased provision for GE Industrial income taxes of $3.4 billion, increased goodwill impairment charges of $1.2 billion and increased interest and other financial charges of $0.7 billion.

•	GE Industrial continuing earnings decreased $5.6 billion, or 41%.
Corporate items and eliminations decreased $2.0 billion primarily attributable to decreased net gains from disposed or held for sale businesses of $2.6 billion, partially offset by decreased adjusted Corporate operating costs* of $0.4 billion and decreased restructuring and other costs of $0.2 billion.
Industrial segment profit decreased $3.6 billion, or 23%, with decreases at Power, Oil & Gas, Transportation, Renewable Energy and Lighting, partially offset by higher earnings at Healthcare and Aviation. This decrease in industrial segment profit was driven in part by restructuring and business development costs related to Baker Hughes of $0.7 billion and the net effects of dispositions of $0.3 billion, primarily associated with the absence of Appliances following its sale in the second quarter of 2016, partially offset by the net effects of acquisitions $0.3 billion, largely associated with the acquisition of Baker Hughes in the third quarter of 2017. Excluding the effects of acquisitions, dispositions and foreign currency translation, industrial segment organic profit* decreased $2.8 billion, primarily driven by negative variable cost productivity, pricing pressure and lower volume at Power.

•
Financial Services continuing losses increased $5.5 billion, primarily due to a $6.2 billion after-tax charge related to the completion of GE Capital's insurance premium deficiency review, as well as EFS strategic actions resulting in $1.8 billion of after-tax charges in addition to higher impairments, partially offset by lower headquarters and treasury operation expenses associated with the GE Capital Exit Plan, higher tax benefits including the effects of U.S. tax reform and lower preferred dividend expenses associated with the January 2016 preferred equity exchange.

GE DIGITAL
GE Digital's activities are focused on assisting in the market development of our digital product offerings through software design, fulfillment and product management, while also interfacing with our customers. Digital revenues include internally developed software and associated hardware, including PredixTM and software solutions that improve our customers’ asset performance. These revenues and associated costs are largely generated from our operating businesses and are included in their segment results.

On December 13, 2018, we announced our intention to establish a new, GE-owned, independently operated business to bring together GE Digital’s core software business including the PredixTM platform, Asset Performance Management, Historian, Automation (HMI/SCADA), Manufacturing Execution Systems and Operations Performance Management with the GE Power Digital and Grid Software Solutions businesses. The new business will be established with its own brand, equity structure and Board of Directors and will deliver software for the power, renewable energy, aviation, oil and gas, food and beverage, chemicals, consumer packaged goods and mining markets.

*Non-GAAP Financial Measure

GE 2018 FORM 10-K 11

MD&A	CONSOLIDATED RESULTS

On February 1, 2019, we sold a majority stake in ServiceMax for approximately $0.4 billion to Silver Lake, a global technology investment firm, a private equity firm focused on technology investments. Under the agreement, GE will retain a 10% equity ownership in ServiceMax. We expect to recognize a resulting pre-tax gain of $0.2 billion during the first quarter of 2019.

Revenues were $3.9 billion for the year ended December 31, 2018, a decrease of $0.1 billion or 2% compared to revenues of $4.0 billion for the year ended December 31, 2017. This decrease was principally driven by Power. Revenues were $4.0 billion for the year ended December 31, 2017, an increase of $0.4 billion or 12% compared to revenues of $3.6 billion for the year ended December 31, 2016. These increases were principally driven by Power and Non-GE Verticals.

Orders were $4.2 billion for the year ended December 31, 2018, a decrease of $1.0 billion or 19% compared to orders of $5.2 billion for the year ended December 31, 2017. This decrease was principally driven by Power and Oil & Gas. Orders were $5.2 billion for the year ended December 31, 2017, an increase of $1.1 billion or 27% compared to orders of $4.1 billion for the year ended December 31, 2016. These increases were principally driven by Oil & Gas, Non-GE Verticals, Power and Renewable Energy.

SEGMENT OPERATIONS
REVENUES AND PROFIT
Segment revenues include sales of products and services related to the segment.

Industrial segment profit is determined based on internal performance measures used by the Chief Executive Officer (CEO) to assess the performance of each business in a given period. In connection with that assessment, the CEO may exclude matters, such as charges for restructuring, rationalization and other similar expenses, acquisition costs and other related charges, technology and product development costs, certain gains and losses from acquisitions or dispositions, [and litigation settlements or other charges, for which responsibility preceded the current management team]. Subsequent to the Baker Hughes transaction, restructuring and other charges are included in the determination of segment profit for our Oil & Gas segment. See the Corporate Items and Eliminations section within this MD&A for additional information about costs excluded from segment profit.

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

Segment profit excludes or includes interest and other financial charges, non-operating benefit costs, income taxes, and preferred stock dividends according to how a particular segment’s management is measured:

•	Interest and other financial charges, income taxes, non-operating benefit costs and GE goodwill impairments are excluded in determining segment profit for the industrial segments.

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

BACKLOG AND REMAINING PERFORMANCE OBLIGATION
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

RECONCILIATION OF INDUSTRIAL BACKLOG TO REMAINING PERFORMANCE OBLIGATION
	December 31, 2018
(In billions)	Equipment	Services	Total

Backlog	$88.8	$302.2	$391.0
Adjustments	(37.0)	(100.9)	(137.9)
Remaining Performance Obligation	$51.9	$201.3	$253.2

GE 2018 FORM 10-K 12

MD&A	SEGMENT OPERATIONS

Adjustments to reported backlog of $(137.9) billion as of December 31, 2018 are largely driven by adjustments of $(122.0) billion in our Aviation segment: (1) backlog includes engine contracts for which we have received purchase orders that are cancelable. We have included these in backlog as our historical experience has shown no net cancellations, as any canceled engines are typically moved by the airframer to other program customers; (2) our services backlog includes contracts that are cancelable without substantive penalty, primarily time and materials contracts; (3) backlog includes engines contracted under long-term service agreements, even if the engines have not yet been put into service. These adjustments to reported backlog are expected to be satisfied beyond one year. See Note 9 to the consolidated financial statements for further information.

SUMMARY OF OPERATING SEGMENTS

	General Electric Company and consolidated affiliates
(In millions)	2018	2017	2016

Revenues
Power	$27,300	$34,878	$35,835
Renewable Energy	9,533	9,205	9,752
Aviation	30,566	27,013	26,240
Oil & Gas	22,859	17,180	12,938
Healthcare	19,784	19,017	18,212
Transportation	3,898	3,935	4,585
Lighting(a)	1,723	1,941	4,762
Total industrial segment revenues	115,664	113,168	112,324
Capital	9,551	9,070	10,905
Total segment revenues	125,215	122,239	123,229
Corporate items and eliminations	(3,600)	(3,995)	(3,760)
Consolidated revenues	$121,615	$118,243	$119,469

Segment profit
Power	$(808)	$1,947	$4,187
Renewable Energy	287	583	631
Aviation	6,466	5,370	5,324
Oil & Gas(b)	429	158	1,302
Healthcare	3,698	3,488	3,210
Transportation	633	641	966
Lighting(a)	70	27	165
Total industrial segment profit	10,774	12,213	15,785
Capital	(489)	(6,765)	(1,251)
Total segment profit	10,285	5,448	14,534
Corporate items and eliminations	(2,796)	(4,060)	(2,064)
GE goodwill impairments	(22,136)	(1,165)	—
GE interest and other financial charges	(2,708)	(2,753)	(2,026)
GE non-operating benefit costs	(2,764)	(2,385)	(2,349)
GE benefit (provision) for income taxes	(957)	(3,691)	(298)
Earnings (loss) from continuing operations
attributable to GE common shareowners	(21,076)	(8,605)	7,797
Earnings (loss) from discontinued operations, net of taxes	(1,726)	(309)	(954)
Less net earnings (loss) attributable to noncontrolling interests, discontinued operations	—	6	(1)
Earnings (loss) from discontinued operations,
net of taxes and noncontrolling interests	(1,726)	(315)	(952)
Consolidated net earnings (loss)
attributable to GE common shareowners	$(22,802)	$(8,920)	$6,845

(a)	Lighting segment included Appliances through its disposition in the second quarter of 2016.

(b)
Subsequent to the Baker Hughes transaction, restructuring and other charges are included in the determination of segment profit for our Oil & Gas segment. Oil & Gas segment profit excluding restructuring and other charges* was $1,045 million and $837 million for the years ended December 31, 2018 and 2017, respectively.

*Non-GAAP Financial Measure

GE 2018 FORM 10-K 13

MD&A	SEGMENT OPERATIONS | POWER

POWER

Products & Services

Power serves power generation, industrial, government and other customers worldwide with products and services related to energy production and water reuse. Our products and technologies harness resources such as oil, gas, coal, diesel, nuclear and water to produce electric power and include gas and steam turbines, full balance of plant, upgrade and service solutions, as well as data-leveraging software. We employ approximately 59,700 people, serve customers in 150+ countries, and our headquarters is located in Schenectady, NY.

During the fourth quarter of 2018, we announced our intention to reorganize the businesses within our Power segment into GE Gas Power and Power Portfolio, and effectively eliminate the Power headquarters structure in order to reduce costs and improve operations. Upon completion, GE Gas Power will be a unified gas life cycle business combining our Gas Power Systems and Power Services businesses, while Power Portfolio will comprise our Steam Power Systems (including services currently reported in Power Services), Power Conversion and GE Hitachi Nuclear businesses. We anticipate the reorganization to be completed by the second half of 2019.

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

•
Power Services – delivers maintenance, service and upgrade solutions across total plant assets and over their operational lifecycle, leveraging the Industrial Internet to improve the performance of such solutions. Long-term service agreements for both Gas Power Systems and Steam Power Systems are collectively managed in Power Services.

•
Grid Solutions - offers products and services, such as high voltage equipment, power electronics, automation and protection equipment and software solutions, and serves industries such as generation, transmission, distribution, oil and gas, telecommunication, mining and water. We announced our intention to reorganize Grid Solutions into our Renewable Energy segment.

•
Power Conversion - applies the science and systems of power conversion to provide motors, generators, automation and control equipment and drives for energy intensive industries such as marine, oil and gas, renewable energy, mining, rail, metals, test systems and water.

•
Automation & Controls - serves as the Controls Center of Excellence for GE and partners with GE Digital, the Global Research Center, and GE businesses around the world to provide control solutions to help customers become more productive and efficient. We announced our intention to reorganize Automation & Controls into our Grid Solutions, Steam Power Systems and Gas Power Systems businesses.

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

Significant Trends & Developments

•
In September 2017, we announced an agreement to sell our Industrial Solutions business for approximately $2.2 billion (net of cash transferred) to ASEA Brown Boveri (ABB), a Swiss-based engineering company. On June 29, 2018, we completed the sale and recognized a pre-tax gain of $0.3 billion in the second quarter of 2018. This gain was recorded within Corporate.

•
In June 2018, we announced an agreement to sell our Distributed Power business to Advent International, a global private equity investor, for approximately $2.8 billion (net of cash transferred). On November 6, 2018, we completed the sale and recognized a pre-tax gain of $0.7 billion. This gain was recorded within Corporate.

•
During the second half of 2018, we recognized non-cash pre-tax goodwill impairment charges of $22.0 billion related to our Power Generation and Grid Solutions reporting units. These charges were all recorded within Corporate. See Note 8 to the consolidated financial statements for further information.

•
The Power market as well as its operating environment continues to be challenging, and our outlook for Power has continued to deteriorate driven by the significant overcapacity in the industry resulting in decreased utilization of our power equipment, lower market penetration, increased price concessions on certain long-term contracts as well as the uncertain timing of deal closures due to financing and the complexities of working in emerging markets. In addition, our near-term earnings outlook has been negatively impacted by project execution and our own underlying operational challenges.

•
Market factors such as increasing energy efficiency and renewable energy penetration continue to impact our view of long-term demand. We believe the overall market for annual heavy-duty gas orders will be between 25 and 30 gigawatts for 2019 and the foreseeable future.

GE 2018 FORM 10-K 14

MD&A	SEGMENT OPERATIONS | POWER

•
Advanced Gas Path (AGP) upgrades have also experienced decreased market demand as well as saturation in the North American market given previous penetration; however, we expect upgrade demand to continue in the Middle East, Africa and Southeast Asia markets.

•
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

•
During the fourth quarter of 2018, we recorded pre-tax charges of $0.8 billion, of which $0.4 billion was related to various assumption updates for unfavorable pricing, lower utilization, and cost updates on our long-term service agreements and $0.4 billion related to execution issues resulting in liquidated damages and partner execution issues on our long-term equipment projects at Gas Power Systems.

•	In 2018, we reduced structural costs* by $0.9 billion, excluding the effects of acquisition and disposition activity, for the year, and we expect restructuring efforts to continue into 2019.

•
We have made significant changes and are heavily focused on improving our operational and project execution across every business in Power. We expect operations to stabilize in 2019, with improving execution, a refocused services strategy and strong execution on cost reduction.

•	Digital offerings have been developed to further complement our equipment and services business and drive value and better outcomes for our customers.

•
The business has continued to invest in new product development, such as our HA-Turbines, advanced upgrades, substation automation, connected controls, micro-grids, energy storage and digital solutions, to expand our equipment and services offerings. Subsequent to the large investment needed to develop our HA-Turbines, we expect overall research and development costs to decrease going forward to better align with the economic realities of the end demand markets.

GEOGRAPHIC REVENUES (Dollars in billions)	2018	2017

U.S.	$8.2	$10.9
Non-U.S.
Europe	5.8	6.3
Asia	5.5	6.4
Americas	3.3	3.5
Middle East and Africa	4.6	7.8
Total Non-U.S.	$19.1	$24.0
Total Segment Revenues	$27.3	$34.9

Non-U.S. Revenues as a % of Segment Revenues	70%	69%

SUB-SEGMENT REVENUES(a) (In billions)	2018	2017

Gas Power Systems(b)	$5.2	$8.0
Steam Power Systems	1.9	2.2
Power Services	11.8	12.9
Other(c)	8.4	11.8
Total Segment Revenues	$27.3	$34.9

(a) Upon completion of our announced reorganization, Gas Power Systems and Power Services will comprise GE Gas Power, while Steam Power
Systems (including services currently reported in Power Services), Power Conversion and GE Hitachi Nuclear will comprise Power Portfolio.
(b) Includes Distributed Power until its disposition in the fourth quarter of 2018.
(c) Includes Grid Solutions, Power Conversion, Automation & Controls, GE Hitachi Nuclear, Water & Process Technologies until its disposition in the third quarter of 2017 and Industrial Solutions until its disposition in the second quarter of 2018.

ORDERS AND BACKLOG (In billions)	2018	2017

Orders
Equipment	$13.1	$17.6
Services	14.4	18.0
Total	$27.5	$35.7

Backlog
Equipment	$24.3	$26.3
Services	67.6	71.8
Total	$91.9	$98.1

*Non-GAAP Financial Measure

GE 2018 FORM 10-K 15

MD&A	SEGMENT OPERATIONS | POWER

GAS TURBINES	2018	2017	V
Unit Orders	43	75	(32)
Unit Sales	42	102	(60)

SEGMENT REVENUES (In billions)	2018	2017	2016

Revenues
Equipment	$12.3	$17.5	$17.4
Services	15.0	17.4	18.5
Total(a)	$27.3	$34.9	$35.8

SEGMENT PROFIT AND PROFIT MARGIN (Dollars in billions)	2018	2017	2016

Segment profit(b)	$(0.8)	$1.9	$4.2
Segment profit margin	(3.0)%	5.6%	11.7%

(a)	Power segment revenues represent 24% and 22% of total industrial segment revenues and total segment revenues, respectively, for the year ended December 31, 2018.

(b)	Power segment profit represents (7)% of total industrial segment profit for the year ended December 31, 2018.

2018 – 2017 COMMENTARY:
Segment revenues down $7.6 billion (22%);
Segment profit down $2.8 billion:

•
The Power market as well as its operating environment continues to be challenging driven by the significant overcapacity in the industry, decreased utilization of our power equipment, increased price concessions, uncertain timing of deal closures due to financing and the complexities of working in emerging markets, as well as increasing energy efficiency and renewable energy penetration.

•
During the third quarter of 2018, Gas Power Systems recorded a $0.2 billion pre-tax charge related to an oxidation issue within the HA and 9FB Stage 1 turbine blades, resulting in increased warranty and maintenance reserves. In addition, we recognized pre-tax charges of approximately $0.4 billion associated with an increase in issues on our existing projects driven by execution as well as partner and customer challenges. During the fourth quarter of 2018, we recorded pre-tax charges of $0.8 billion, of which $0.4 billion was related to various assumption updates for unfavorable pricing, lower utilization, and cost updates on our long-term service agreements and $0.4 billion related to execution issues resulting in liquidated damages and partner execution issues on our long-term equipment projects at Gas Power Systems.

•
Equipment revenues decreased primarily at Gas Power Systems by $2.7 billion due to lower unit sales, including 60 fewer gas turbines, 26 fewer Heat Recovery Steam Generators and 23 fewer aeroderivative units. Services revenues also decreased $1.1 billion at Power Services primarily due to 27 fewer AGP upgrades. In addition, revenues decreased due to the absence of Industrial Solutions which contributed $1.4 billion in the second half of 2017 that did not recur in 2018 following the sale in June 2018 as well as the absence of Water which contributed $1.5 billion in 2017 prior to the sale in September 2017. Revenues further decreased due to price pressure, partially offset by the effects of a weaker U.S. dollar versus certain currencies.

•
The decrease in profit was due to negative variable cost productivity driven by warranty and project cost updates as well as liquidated damages recognized by Gas Power Systems, lower volume including the absence of Industrial Solutions $0.1 billion and Water $0.1 billion, lower prices and negative mix in our long-term service contracts compared to the prior year. These decreases were partially offset by favorable business mix and cost reduction efforts, excluding the effects of acquisition and disposition activity and foreign exchange.

2017 – 2016 COMMENTARY:
Segment revenues down $1.0 billion (3%);
Segment profit down $2.2 billion (53%):

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

•
Services revenues decreased primarily at Power Services by $0.8 billion due to 65 fewer AGP upgrades. Equipment revenues increased primarily at Gas Power Systems by $0.4 billion due to higher balance of plant as well as 46 more Heat Recovery Steam Generator shipments, partially offset by two fewer gas turbine and 55 fewer aeroderivative units. Revenues further decreased due to the absence of Water which contributed $0.6 billion in the fourth quarter of 2016 that did not recur following the sale in September 2017 and price pressure, partially offset by the effects of a weaker U.S. dollar versus certain currencies.

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

GE 2018 FORM 10-K 16

MD&A	SEGMENT OPERATIONS | RENEWABLE ENERGY

RENEWABLE ENERGY

Products & Services

GE Renewable Energy makes renewable power sources affordable, accessible and reliable for the benefit of people everywhere. With one of the broadest technology portfolios in the industry, Renewable Energy creates value for customers with solutions from onshore and offshore wind, hydro and its wind turbine blade manufacturing business. With operations in over 80 countries around the world, Renewable Energy can deliver solutions to where its customers need them most. We employ approximately 22,900 people, serve customers in 80+ countries, and our headquarters is located in Paris, France.

•
Onshore Wind – delivers technology and services for the onshore wind power industry by providing wind turbine platforms and hardware and software to optimize wind resources. Wind services help customers improve availability and value of their assets over the lifetime of the fleet. The Digital Wind Farm is a site level solution, creating a dynamic, connected and adaptable ecosystem that improves our customers’ fleet operations.

•
Offshore Wind – offers its high-yield offshore wind turbine, Haliade X-12MW, the most powerful offshore wind turbine commercially available, driving down offshore wind’s levelized cost of energy with an industry leading capacity factor and digital capabilities to help customers succeed in an increasingly competitive environment

•
Hydro – provides a full range of solutions, products and services to serve the hydropower industry from initial design to final commissioning, from Low Head / Medium / High Head hydropower plants to pumped storage hydropower plants and small hydropower plants.

•
LM Wind Power - designs and manufactures blades for onshore and offshore wind turbines. LM became part of GE after a $1.7 billion acquisition in April 2017 and serves both GE and external customers worldwide, through advanced rotor solutions, improved blade efficiency, increased rotor swept-area, proven reliability and a global manufacturing footprint on or close to all major markets for wind.

Competition & Regulation
Renewable energy is now mainstream and able to compete subsidy-free with other sources of power generation. While many factors, including government incentives and specific market rules, affect how renewable energy can deliver outcomes for customers in a given region, renewable energy is increasingly able to compete with fossil fuels in terms of levelized cost of electricity. However, continued competitive pressure from other wind and hydro turbine manufacturers as well as from other energy sources, such as solar photovoltaic, reinforced by a general move to electricity auction mechanisms, increases price pressure and the need for innovation.

As a result, we are investing to keep renewable energy competitive by exploring new ways of further improving the efficiency and flexibility of our hydropower technology with digital solutions and by moving forward with wind turbine product improvements, including larger rotors, taller towers and higher nameplate ratings that continue to drive down the cost of wind energy. As industry models continue to evolve, our digital strategy and investments in technical innovation will position us to add value for customers looking for clean, renewable energy.

Significant Trends & Developments

•
During the fourth quarter of 2018, we recognized non-cash pre-tax goodwill impairment charges of $0.1 billion related to our Hydro reporting unit. This charge was recorded within Corporate. See Note 8 to the consolidated financial statements for further information.

•
Renewable energy is in a rapid transition period and is on track to become a fully commercialized, unsubsidized source of energy, successfully competing in the marketplace against conventional energy sources. Wind energy is now the second-largest contributor to renewable capacity growth, while hydropower is projected to remain the largest renewable electricity source through 2023.

•
Influential businesses like Apple, Google, Microsoft and Amazon are increasingly committing to renewable energy, typically contracting for output from various renewable sources directly using Power Purchase Agreements (PPAs). GE’s EFS business has enabled several deals of this nature that use wind turbines from GE Renewable Energy’s Onshore Wind unit.

•
Consequently, the renewable energy market is highly competitive, particularly in onshore wind, resulting in significant pricing pressure. Pricing for our Onshore Wind business was down in 2018 due to the impact of auctions in many international markets and the competitive environment across all renewable sources.

•
We believe that North America will continue to be a solid market in the near term with two main dynamics at play. First, we expect a ramp-up in 2019-2020 leading up to the expiration of the PTC at 100% value in 2020. PTC credits will be phased out after 2020 which we anticipate may have an adverse impact on the U.S. market. Second, we expect additional opportunities to “repower” existing wind turbines. Repowering allows customers to increase the annual energy output of their installed base, provides more competitively priced energy and extends the life of their assets. The repower market remains robust, and we expect continued strong demand through 2019 and beyond. To date, we have commissioned over 1,000 repowered turbines, and we are seeing excellent operating performance of those turbines throughout our broad customer base.

GE 2018 FORM 10-K 17

MD&A	SEGMENT OPERATIONS | RENEWABLE ENERGY

•
Given price pressure, the need for grid flexibility to accommodate more renewable energy, and the diversification of energy players, the hydropower industry continues to maximize value with new small-scale and pumped storage projects to support both wind and solar expansion.

•
The onshore wind market continues to see megawatt (MW) growth in turbines as customer preference has shifted from 1.X-2.X models to larger, more efficient units. In 2018, more than 40% of global turbine sales consisted of machines with 3.0MW or higher ratings.

•
New Product Introductions (NPIs) continue to be a key lever as our customers show a willingness to invest in new technology that decreases the levelized cost of energy. In September 2018, we launched our new onshore wind turbine platform Cypress, and the next model from that platform, GE’s 5.3-158 wind turbine. Designed to scale over time to meet customer needs through the 5MW range, Cypress enables significant Annual Energy Production (AEP) improvements, increased efficiency in serviceability and improved logistics and siting potential. We also introduced our next generation Haliade-X offshore wind turbine with a 12 MW generator rating and a 220-meter rotor (107-meter blade designed by LM Wind Power) to meet the needs of customers facing “zero-subsidy” auctions. Looking ahead, we are continuing to focus on taking cost out of our NPI machines, in-sourcing blade production and developing larger, more efficient turbines like the Haliade-X and Cypress.

•
During the first quarter of 2019, we announced our intention to reorganize our Grid Solutions, Solar and storage assets in our Energy Connections business within our Power segment into our Renewable Energy segment, creating an end-to-end offering for Renewable Energy customers as the demand for renewable power generation and grid integration continues to grow globally.

GEOGRAPHIC REVENUES (Dollars in billions)	2018	2017

U.S.	$4.3	$4.8
Non-U.S.
Europe	1.9	1.6
Asia	1.6	0.8
Americas	1.5	1.5
Middle East and Africa	0.2	0.5
Total Non-U.S.	$5.2	$4.4
Total Segment Revenues	$9.5	$9.2

Non-U.S. Revenues as a % of Segment Revenues	54%	48%

SUB-SEGMENT REVENUES (In billions)	2018	2017

Onshore Wind	$8.3	$8.1
Offshore Wind	0.4	0.3
Hydro	0.8	0.9
Total Segment Revenues	$9.5	$9.2

ORDERS AND BACKLOG (In billions)	2018	2017

Orders
Equipment	$7.9	$8.2
Services	3.0	2.2
Total	$10.9	$10.4

Backlog
Equipment	$8.5	$7.9
Services	8.7	6.9
Total	$17.3	$14.8

WIND TURBINES	2018	2017	V
Unit Orders	3,198	3,017	181
Unit Sales	2,491	2,604	(113)

GE 2018 FORM 10-K 18

MD&A	SEGMENT OPERATIONS | RENEWABLE ENERGY

SEGMENT REVENUES (In billions)	2018	2017	2016

Revenues
Equipment	$7.0	$7.0	$8.9
Services	2.5	2.2	0.9
Total(a)	$9.5	$9.2	$9.8

SEGMENT PROFIT AND PROFIT MARGIN (Dollars in billions)	2018	2017	2016

Segment profit(b)	$0.3	$0.6	$0.6
Segment profit margin	3.0%	6.3%	6.5%

(a)	Renewable Energy segment revenues represent 8% of both total industrial segment revenues and total segment revenues for the year ended December 31, 2018.

(b)	Renewable Energy segment profit represents 3% of total industrial segment profit for the year ended December 31, 2018.

2018 – 2017 COMMENTARY:

Segment revenues up $0.3 billion (4%);
Segment profit down $0.3 billion (51%):

•
The renewable energy market remains competitive, particularly in onshore wind. The onshore wind market continues to experience megawatt growth as customer preference has shifted from 1.X-2.X models to larger, more efficient units. However, overcapacity in the industry, the move to auctions in international markets and U.S. tax reform contributed to continued pricing pressure during 2018. In addition, uncertainty at the end of 2017 related to the impact of U.S. tax reform caused a temporary delay in project work, resulting in lower volume during the first half of the year. From the third quarter of 2018 onward, we expect project build and shipments to increase in anticipation of the expiration of Production Tax Credits (PTCs) in the U.S. at 100% value in 2020.

•
Services volume increased due to larger installed base resulting in increased contractual revenues as well as 50 more repower units at Onshore Wind than in the prior year. Equipment volume remained flat with 113 fewer wind turbine shipments on a unit basis, offset by 9% more megawatts shipped, than in the prior year. Revenues also increased due to the acquisition of LM Wind in April 2017, which contributed $0.1 billion of inorganic revenue growth in the first half of 2018, partially offset by pricing pressure and the effects of a stronger U.S. dollar versus certain currencies.

•
The decrease in profit was due to pricing pressure, unfavorable business mix as well as liquidated damages related to partner execution and project delays, and higher losses in Hydro and Offshore as we began fully consolidating these entities in the fourth quarter, partially offset by materials deflation and positive base cost productivity.

2017 – 2016 COMMENTARY:

Segment revenues down $0.5 billion (6%);
Segment profit down 8%:

•
The renewable energy market remains competitive, particularly in onshore wind. The onshore wind market continues to see megawatt growth as customer preference has shifted from 1.X models to larger, more efficient units. However, there is significant competitive pricing pressure driven by onshore turbines.

•
Equipment volume decreased due to 785 fewer wind turbine shipments on a unit basis, including the nonrecurrence of certain orders in Europe and ASEAN, or 17% fewer megawatts shipped than in the prior year. Services volume increased due to 975 more repower units at Onshore Wind. Revenues also increased due to the acquisition of LM Wind in April 2017 which contributed $0.3 billion of inorganic revenue growth in 2017 and the effects of a weaker U.S. dollar versus certain currencies, partially offset by pricing pressure.

•
The decrease in profit was due to negative base cost productivity and price pressure, partially offset by positive variable cost productivity, material deflation and increased other income including a reduction in foreign exchange transactional losses.

GE 2018 FORM 10-K 19

MD&A	SEGMENT OPERATIONS | AVIATION

AVIATION

Products & Services

Aviation designs and produces commercial and military aircraft engines, integrated digital components, electric power and mechanical aircraft systems. We also provide aftermarket services to support our products. We employ approximately 48,000 people, serve customers in 120+ countries, and our headquarters is located in Cincinnati, OH.

•
Commercial Engines – manufactures jet engines and turboprops for commercial airframes. Our commercial engines power aircraft in all categories; regional, narrowbody and widebody. We also manufacture engines and components for business and general aviation segments, and we produce and market engines through CFM International, a company jointly owned by GE and Safran Aircraft Engines, a subsidiary of the Safran Group of France, and Engine Alliance, LLC, a company jointly owned by GE and the Pratt & Whitney division of United Technologies Corporation. New engines are also being designed and marketed in a joint venture with Honda Aero, Inc., a division of Honda Motor Co., Ltd.

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

Significant Trends & Developments

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

•
Global passenger air travel continued to grow during the year. In 2018, revenue passenger kilometers (RPKs) growth outpaced the ten-year average, increasing 6.6%* with strong growth both domestically and internationally. In addition, passenger load factors globally remained above 80%*.

•	In 2018, air freight volume continued to grow, and freight ton kilometers (FTKs) grew 3.9%*.

•
The installed base continues to grow with new product launches. In 2018, we shipped the first Passport engines, powering the Bombardier Global 7000 business jet. We are also continuing development on the Advanced Turbo Prop program and the GE9X engine, incorporating the latest technologies for application in the widebody aircraft space.

•
During 2018, we delivered 1,118 LEAP engines, meeting our ramp commitments for the year with cost reductions in line with production cost curve expectations. LEAP reliability and performance specification remain on track. While we are behind on production as a result of delays in materials, we are actively working with our customers and airframers to mitigate impacts to their aircraft build schedule, and we continue to see improvement in our supplier yields and our overall output on a week to week basis. We plan to produce more than 2,000 engines by 2020.

* Based on the latest available information from the International Air Transport Association

GE 2018 FORM 10-K 20

MD&A	SEGMENT OPERATIONS | AVIATION

•
Military shipments grew to 674 engines from 617 engines in 2017. 2018 was a critical year for the contract decision on the next generation combat engine, and the United States Air Force selected Boeing as the contractor to produce 351 new advanced T-X trainer aircraft powered by our F404 engine.

•
Our digital initiatives, including analytics on flight operations, technical operations, and advanced manufacturing, are enabling our customers, internal operations and suppliers to reduce costs, cycle time and improve quality.

GEOGRAPHIC REVENUES (Dollars in billions)	2018	2017

U.S.	$12.5	$10.8
Non-U.S.
Europe	7.0	6.3
Asia	5.8	5.2
Americas	1.5	1.1
Middle East and Africa	3.8	3.6
Total Non-U.S.	$18.0	$16.3
Total Segment Revenues	$30.6	$27.0

Non-U.S. Revenues as a % of Segment Revenues	59%	60%

SUB-SEGMENT REVENUES (In billions)	2018	2017

Commercial Engines & Services	$22.7	$19.7
Military	4.1	4.0
Systems & Other	3.7	3.3
Total Segment Revenues	$30.6	$27.0

ORDERS AND BACKLOG (In billions)	2018	2017

Orders
Equipment	$15.3	$10.6
Services	20.2	18.5
Total	$35.5	$29.1

Backlog
Equipment	$37.8	$34.1
Services	185.7	166.1
Total	$223.5	$200.2

UNIT ORDERS	2018	2017	V
Commercial Engines	4,772	2,565	2,207
LEAP Engines(a)	3,637	1,418	2,219
Military Engines	751	522	229
(a) LEAP engines are a subset of commercial engines

UNIT SALES	2018	2017	V
Commercial Engines	2,825	2,630	195
LEAP Engines(a)	1,118	459	659
Military Engines	674	617	57
Spares Rate(b)	$27.5	$23.5	$4.0
(a) LEAP engines are a subset of commercial engines (b) Commercial externally shipped spares and spares used in time & material shop visits in millions of dollars per day

GE 2018 FORM 10-K 21

MD&A	SEGMENT OPERATIONS | AVIATION

SEGMENT REVENUES (In billions)	2018	2017	2016

Revenues
Equipment	$11.5	$10.2	$11.4
Services	19.1	16.8	14.9
Total(a)	$30.6	$27.0	$26.2

SEGMENT PROFIT AND PROFIT MARGIN (Dollars in billions)	2018	2017	2016

Segment profit(b)	$6.5	$5.4	$5.3
Segment profit margin	21.2%	19.9%	20.3%

(a)	Aviation segment revenues represent 26% and 24% of total industrial segment revenues and total segment revenues, respectively, for the year ended December 31, 2018.

(b)	Aviation segment profit represents 60% of total industrial segment profit for the year ended December 31, 2018.

2018 – 2017 COMMENTARY:

Segment revenues up $3.6 billion (13%);
Segment profit up $1.1 billion (20%):

•
Global passenger air travel continued to grow with revenue passenger kilometers (RPK) growth outpacing the ten-year average. Industry-load factors remained above 80%*. Air freight volume also increased, particularly in international markets. Freight capacity additions slightly exceeded freight volume growth during the year.

•	We shipped 1,118 LEAP engines during the year, meeting our commitment to ship 1,100-1,200 engines in 2018.

•
Services revenues increased primarily due to a higher commercial spares shipment rate, as well as increased price. Equipment revenues increased primarily due to 57 more military engine shipments and 195 more commercial units, including 659 more LEAP units, versus the prior year, partially offset by lower legacy commercial output in the CFM and GE90 product lines.

•
The increase in profit was mainly due to increased price, increased volume, higher spare engine shipments and product and base cost productivity. These increases were partially offset by an unfavorable business mix driven by negative LEAP margin as well as higher overhaul shop costs due to increased volume and mix.

2017 – 2016 COMMENTARY:

Segment revenues up $0.8 billion (3%);
Segment profit up 1%:

•
Global passenger air travel continued to grow with RPK growth outpacing the five-year average. Air freight volume rebounded, particularly in international markets, with FTK demand also exceeding capacity for the year.

•
Services revenues increased primarily due to a higher commercial and military spares shipment rate, as well as higher prices. Equipment revenues decreased due to lower legacy and GEnx Commercial engine shipments, partially offset by more LEAP and Military engine shipments. Revenues also increased due to the acquisitions of Arcam AB and Concept Laser GmbH in the fourth quarter of 2016 which contributed $0.2 billion of inorganic revenue growth in 2017.

•
The increase in profit was mainly due to higher cost productivity driven by structural cost reductions, as well as material deflation, higher services volume and higher prices. These increases were partially offset by an unfavorable business mix driven by negative LEAP margin impact.

* Based on the latest available information from the International Air Transport Association

GE 2018 FORM 10-K 22

MD&A	SEGMENT OPERATIONS | OIL & GAS

OIL & GAS

Products & Services

Oil & Gas, which represents our 50.4% consolidated interest in BHGE, is a fullstream oilfield technology provider that has a unique mix of integrated oilfield products, services and digital solutions. We operate through our four business segments: Oilfield Services, Oilfield Equipment, Turbomachinery & Processing Solutions and Digital Solutions. We employ approximately 65,800 people, serve customers in 120+ countries, and our headquarters are located in London, UK and Houston, TX.

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

Significant Trends & Developments

•
In June 2018, we announced our plan to pursue an orderly separation from BHGE over time. The business has not met the accounting criteria for held for sale classification. That classification will depend on the nature and timing of the transaction.

•
Pursuant this announcement, BHGE completed an underwritten public offering in which we sold 101.2 million shares of BHGE Class A common stock. BHGE also repurchased 65.0 million BHGE LLC units from us. The total consideration received by us from these transactions was $3.7 billion. The transaction closed in November 2018 and, as a result, our economic interest in BHGE reduced from 62.5% to 50.4% and we recognized a pre-tax loss in equity of $2.2 billion. See Note 15 to the consolidated financial statements for further information.

•
On November 13, 2018, we entered into a Master Agreement and a series of related ancillary agreements and binding term sheets with BHGE (collectively, the “Master Agreement Framework”) designed to further solidify the commercial and technological collaborations between BHGE and GE. In particular, the Master Agreement Framework contemplates long-term agreements between us and BHGE on technology, fulfillment and other key areas.

•
Market weakness in recent years including lower oil prices has led to reductions in customers’ forecasted capital expenditures and lower convertible orders, creating industry challenges, the effects of which are uncertain. In addition, decreased U.S. rig count and lower drilling activity versus prior peaks in the early 2000s has reduced the need for new wells, rigs, and replacement equipment.

•
We are also impacted by volatility in foreign currency exchange rates mainly due to a high concentration of non-U.S. dollar denominated business as well as long-term contracts denominated in multiple currencies.

•
2018 demonstrated the volatility of the oil and gas market. Through the first three quarters of 2018, we experienced stability in the North American and international markets. However, in the fourth quarter of 2018, commodity prices dropped nearly 40%, resulting in increased customer uncertainty. From an offshore standpoint, through most of 2018, we saw multiple large offshore projects reach positive final investment decision, and expect customers to continue to evaluate final investment decisions timing, in light of increased commodity price volatility.

GE 2018 FORM 10-K 23

MD&A	SEGMENT OPERATIONS | OIL & GAS

•
The liquified natural gas (LNG) market and outlook improved throughout 2018, driven by increased demand globally. In 2018, the first large North American LNG positive final investment decision was reached. Looking to 2019, we expect a significant number of LNG million tons per annum (MTPA) to reach positive final investment decisions.

•
In 2018, total rig count increased 9% to an average of 2,211 from an average of 2,030 in 2017. This increase was driven by an increase in North American rig count from 1,082 in 2017 to 1,223 in 2018, primarily driven by U.S. rig count, partially offset with a decline in Canadian rig count.

•
Oil prices generally increased throughout 2018, but sharply declined in the fourth quarter driven by global economic growth forecast revisions, higher than expected production in the U.S., and lower than anticipated production cuts from OPEC.

•
In North America, customer spending is highly driven by WTI oil prices which on average increased throughout the year. Average WTI oil prices increased to $65.23/Bbl in 2018 from $50.80/Bbl in 2017 and ranged from a low of $44.48/Bbl in December 2018 to a high of $77.41/Bbl in June 2018.

•
Outside of North America, customer spending is influenced by Brent oil prices, which also increased on average throughout the year. Average Brent oil prices increased to $71.34/Bbl in 2018 from $54.12/Bbl in 2017 and ranged from a low of $50.57/Bbl in December 2018 to a high of $86.07/Bbl in October 2018.

•	Given the commodity price decline in the fourth quarter of 2018, we continue to expect activity to remain volatile and final investment decisions to remain fluid due to continued oil price volatility.

GEOGRAPHIC REVENUES (Dollars in billions)	2018	2017

U.S.	$6.6	$4.4
Non-U.S.
Europe	4.0	3.0
Asia	3.2	2.5
Americas	3.3	2.5
Middle East and Africa	5.8	4.8
Total Non-U.S.	$16.3	$12.8
Total Segment Revenues	$22.9	$17.2

Non-U.S. Revenues as a % of Segment Revenues	71%	74%

SUB-SEGMENT REVENUES (In billions)	2018	2017

Turbomachinery & Process Solutions (TPS)	$6.0	$6.3
Oilfield Services (OFS)(a)	11.6	5.9
Oilfield Equipment (OFE)(b)	2.6	2.7
Digital Solutions	2.6	2.3
Total Segment Revenues	$22.9	$17.2

(a) Previously referred to as Surface (b) Previously referred to as Subsea Systems & Drilling

ORDERS AND BACKLOG (In billions)	2018	2017

Orders
Equipment	$9.9	$6.9
Services	13.9	10.3
Total	$23.9	$17.1

Backlog
Equipment	$5.7	$5.5
Services	15.8	16.4
Total	$21.5	$21.9

GE 2018 FORM 10-K 24

MD&A	SEGMENT OPERATIONS | OIL & GAS

SEGMENT REVENUES (In billions)	2018	2017	2016

Revenues
Equipment	$9.3	$7.2	$6.1
Services	13.6	10.0	6.9
Total(a)	$22.9	$17.2	$12.9

SEGMENT PROFIT AND PROFIT MARGIN (Dollars in billions)	2018	2017	2016

Segment profit(b)	$0.4	$0.2	$1.3
Segment profit margin	1.9%	0.9%	10.1%

(a)	Oil & Gas segment revenues represent 20% and 18% of total industrial segment revenues and total segment revenues, respectively, for the year ended December 31, 2018.

(b)	Oil & Gas segment profit represents 4% of total industrial segment profit for the year ended December 31, 2018.

2018 – 2017 COMMENTARY:

Segment revenues up $5.7 billion (33%);
Segment profit up $0.3 billion:

•
The oil and gas market experienced stability through the first three quarters of 2018 leading to continuous improvements. However, in the fourth quarter, commodity prices dropped nearly 40%, demonstrating the volatility of the market and resulting in increased customer uncertainty. From an offshore and liquefied natural gas (LNG) perspective, in 2018, major equipment projects were awarded in the Oilfield Equipment and TPS businesses.

•
The Baker Hughes acquisition in July 2017 contributed $5.4 billion of inorganic revenue growth in the first half of 2018 compared to the first half of 2017. In addition, Oil & Gas revenues increased due to increased services revenues, primarily resulting from higher OFS activity of $0.3 billion in North America and international markets. Equipment revenues decreased primarily at TPS by $0.3 billion as a result of lower opening backlog, partially offset by the effects of a weaker U.S. dollar versus certain currencies.

•
The increase in profit was primarily driven by synergies delivered from combining our Oil & Gas business with Baker Hughes Incorporated and lower restructuring and other charges, partially offset by unfavorable business mix and decreased other income including increased equity income losses in affiliates.

2017 – 2016 COMMENTARY:

Segment revenues up $4.2 billion (33%);
Segment profit down $1.1 billion (88%):

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

•
The Baker Hughes acquisition in July 2017 contributed $5.2 billion of inorganic revenue growth in 2017. Legacy equipment revenues decreased due to lower volume primarily at OFE of $0.8 billion as a result of the market conditions and lower opening backlog. Revenues further decreased due to lower oil prices, partially offset by the effects of a weaker U.S. dollar versus certain currencies.

•
The decrease in profit was primarily driven by negative variable cost productivity, restructuring and other charges, lower prices and lower organic volume, partially offset by increased volume from Baker Hughes, deflation and increased other income including a reduction in foreign exchange transactional losses.

GE 2018 FORM 10-K 25

MD&A	SEGMENT OPERATIONS | HEALTHCARE

HEALTHCARE

Products & Services

Healthcare provides essential healthcare technologies to developed and emerging markets and has expertise in medical imaging, digital solutions, patient monitoring and diagnostics, drug discovery, biopharmaceutical manufacturing technologies and performance improvement solutions that are the building blocks of precision health. Products and services are sold worldwide primarily to hospitals, medical facilities, pharmaceutical and biotechnology companies, and to the life science research market. We employ approximately 53,800 people, serve customers in 140+ countries, and our headquarters is located in Chicago, IL.

•
Healthcare Systems – develops, manufactures, markets and services a broad suite of products and solutions used in the diagnosis, treatment and monitoring of patients that is encompassed in imaging, ultrasound, life care solutions and enterprise software and solutions. Imaging includes magnetic resonance, computed tomography, molecular imaging, x-ray systems and complementary software and services, for use in general diagnostics, Women’s Health and image-guided therapies. Ultrasound includes high-frequency soundwave systems, and complementary software and services, for use in diagnostics tailored to a wide range of clinical settings. Life Care Solutions (“LCS”) includes clinical monitoring and acute care systems, and complementary software and services, for use in intensive care, anesthesia delivery, diagnostic cardiology and perinatal care. Enterprise Software & Solutions (“ESS”) includes enterprise digital, consulting and healthcare technology management offerings designed to improve efficiency in healthcare delivery and expand global access to advanced health care.

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

Significant Trends & Developments

•
In April 2018, we announced an agreement to sell our Enterprise Financial Management, Ambulatory Care Management and Workforce Management assets, comprising our Healthcare segment’s Value-Based Care Division, to Veritas Capital, a private equity investment firm, for approximately $1.0 billion (net of cash transferred). This transaction closed on July 10, 2018 and resulted in the recognition of a pre-tax gain of approximately $0.7 billion in the third quarter of 2018. This gain was recorded within Corporate.

•
In June 2018, we announced a plan to separate GE Healthcare into a standalone company. On February 25, 2019, we announced an agreement to sell our BioPharma business within our Healthcare segment to Danaher Corporation for total consideration of approximately $21.4 billion, subject to certain adjustments. The transaction is expected to close in the fourth quarter of 2019, subject to regulatory approvals and customary closing conditions. We intend to retain the remaining portion of our Healthcare business which provides us full flexibility for growth and optionality with respect to the business.

•	In 2018, we sold our remaining shares in Neogenomics and received proceeds of approximately $200 million.

•
The Healthcare Systems global market continues to expand at low single digit rates, driven by strength in emerging markets, as these economies continue to expand their population’s access to healthcare, and slower growth in developed markets. The Life Sciences market continues to be strong with the Bioprocess market growing at a high single digit rate, driven by growth in biologic drugs, and the imaging agents market growing at low single digit rates.

•
We continue to lead in technology innovation with greater focus on productivity-based technology, services and IT/cloud-based solutions as healthcare providers seek greater productivity and better outcomes.

•
In 2018, we launched a variety of new products including our ultra-premium radiology ultrasound system, LOGIQ E10, and our AIR technology coil suite. We also enhanced our MR portfolio with SIGNA™ Premier and upgraded our portfolio of premium high power mobile Surgery C-arms featuring CMOS detectors.

•	Emerging markets are expected to grow over the long-term with short-term volatility, driven by the long-term trend of expanding access to healthcare in these markets.

GE 2018 FORM 10-K 26

MD&A	SEGMENT OPERATIONS | HEALTHCARE

•
As expected, the China market was a source of growth in 2018 with strong fundamentals in the public market and an expanding private market. While we expect this growth to continue in 2019, new U.S. tariffs on certain types of medical equipment and components that we import from China have resulted in increased costs. We are taking actions to mitigate this cost impact including moving our sourcing and manufacturing for these parts outside of China.

•
In the U.S., the underlying market remains stable, with a trend toward customers looking for more complete solutions that offer greater capacity and productivity. However, the market continues to face uncertainties driven by the increasing cost of providing healthcare that has led to a trend of increasing hospital and provider consolidation.

•
Underlying demand for biopharmaceuticals is expected to continue to expand with new product introductions complemented by growing access to these treatments in emerging markets. These trends continue to support the underlying growth of our Life Sciences franchise which has significant exposure to these end markets.

GEOGRAPHIC REVENUES (Dollars in billions)	2018	2017

U.S.	$8.6	$8.4
Non-U.S.
Europe	4.1	3.9
Asia	5.2	4.9
Americas	1.0	1.0
Middle East and Africa	0.9	0.9
Total Non-U.S.	$11.2	$10.6
Total Segment Revenues	$19.8	$19.0

Non-U.S. Revenues as a % of Segment Revenues	57%	56%

SUB-SEGMENT REVENUES (In billions)	2018	2017

Healthcare Systems(a)	$14.9	$14.5
Life Sciences	4.9	4.6
Total Segment Revenues	$19.8	$19.0
(a)    Given the sale of Value-Based Care in the third quarter of 2018, Healthcare Digital is now presented within Healthcare Systems.

ORDERS AND BACKLOG (In billions)	2018	2017

Orders
Equipment	$12.6	$12.2
Services	8.3	8.2
Total	$20.9	$20.4

Backlog
Equipment	$6.3	$6.4
Services	11.2	11.7
Total	$17.4	$18.1

GE 2018 FORM 10-K 27

MD&A	SEGMENT OPERATIONS | HEALTHCARE

SEGMENT REVENUES (In billions)	2018	2017	2016

Revenues
Equipment	$11.4	$10.8	$10.2
Services	8.4	8.2	8.0
Total(a)	$19.8	$19.0	$18.2

SEGMENT PROFIT AND PROFIT MARGIN (Dollars in billions)	2018	2017	2016

Segment profit(b)	$3.7	$3.5	$3.2
Segment profit margin	18.7%	18.3%	17.6%

(a)	Healthcare segment revenues represent 17% and 16% of total industrial segment revenues and total segment revenues, respectively, for the year ended December 31, 2018.

(b)	Healthcare segment profit represents 34% of total industrial segment profit for the year ended December 31, 2018.

2018 – 2017 COMMENTARY:

Segment revenues up $0.8 billion (4%);
Segment profit up $0.2 billion (6%):

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

•
Services and equipment revenues increased due to higher volume in Healthcare Systems of $0.4 billion attributable to global growth in Imaging and Ultrasound in both developed regions such as the U.S. and Europe as well as developing regions such as China and emerging markets. Volume also increased in Life Sciences by $0.3 billion, driven by Bioprocess and Pharmaceutical Diagnostics. In addition, revenues increased due to the effects of a weaker U.S. dollar versus certain currencies, partially offset by price pressure at Healthcare Systems and the absence of the Value-Based Care Division following the sale in July 2018.

•
The increase in profit was primarily driven by volume growth and cost productivity due to cost reduction actions including increasing digital automation, sourcing and logistic initiatives, design engineering and prior year restructuring actions. These increases were partially offset by price pressure at Healthcare Systems, inflation, investments in programs including digital product innovations and Healthcare Systems new product introductions, the nonrecurrence of a small gain on the disposition of a non-strategic operation in Life Sciences and the absence of the Value-Based Care Division following the sale in July 2018.

2017 – 2016 COMMENTARY:
Segment revenues up $0.8 billion (4%);
Segment profit up $0.3 billion (9%):

•
The Healthcare Systems global market continued to expand, predominately in emerging markets, including China, driven by Ultrasound as well as Imaging across most modalities. In addition, Healthcare Systems launched 26 new products in 2017, and Life Sciences continued to expand its business through product launches, organic investments and acquisitions.

•
Services and equipment revenues increased due to higher volume in Healthcare Systems of $0.5 billion attributable to growth in Imaging and Ultrasound supported by new product launches and growth in developing regions such as China and emerging markets. Volume also increased in Life Sciences by $0.3 billion, driven by Bioprocess and Pharmaceutical Diagnostics. This growth was partially offset by price pressure at Healthcare Systems.

•
The increase in profit was primarily driven by strong volume growth and cost productivity due to cost reduction actions including increasing digital automation, sourcing and logistic initiatives, design engineering and prior year restructuring actions. In addition, profit further increased due to the recognition of small gains on the disposition of nonstrategic operations. These increases were partially offset by price pressure at Healthcare Systems and investments in programs including digital product innovations and new product offerings.

GE 2018 FORM 10-K 28

MD&A	SEGMENT OPERATIONS | TRANSPORTATION

TRANSPORTATION

Products & Services

Transportation is a global technology leader and supplier to the railroad, mining, marine, stationary power and drilling industries. Products and services offered by Transportation are detailed below. We employ approximately 9,400 people, serve customers in approximately 60 countries, and our headquarters is located in Chicago, IL.

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

Significant Trends & Developments

•
On May 21, 2018, we announced an agreement to spin- or split-off and merge our Transportation segment with Wabtec Corporation, a U.S. rail equipment manufacturer. The agreement was subsequently amended on January 25, 2019. On February 25, 2019, we completed the spin-off and subsequent merger. In the transaction, participating GE shareholders received shares of Wabtec common stock representing an approximately 24.3% ownership interest in Wabtec common stock. GE received approximately $2.9 billion in cash as well as shares of Wabtec common stock and Wabtec non-voting convertible preferred stock that, together, represent an approximately 24.9% ownership interest in Wabtec. In addition, GE is entitled to additional cash consideration up to $0.5 billion for tax benefits that Wabtec realizes from the transaction.

•	North American rail carloads increased 3.4% in 2018, driven primarily by an increase in intermodal(a) traffic.

•
Despite improving carload volume, parked locomotives began to increase in the second half of 2018. This increase of 4.7% from the prior year is attributable to some fleet overcapacity and constrained spending by the railroads limiting fleet expansion.

•	Global locomotive deliveries were down from 433 units in 2017 to 272 units in 2018 driven primarily by the optimization of existing fleets in North America.

•
In addition, price increases associated with additional U.S. tariffs imposed on China could negatively affect demand and reduce rail volumes, particularly those linked to farm exports, auto exports, and intermodal flows.

(a)    Defined as when at least two modes of transportation are used to move freight.

GE 2018 FORM 10-K 29

MD&A	SEGMENT OPERATIONS | TRANSPORTATION

GEOGRAPHIC REVENUES (Dollars in billions)	2018	2017

U.S.	$2.2	$2.2
Non-U.S.
Europe	0.3	0.2
Asia	0.4	0.3
Americas	0.7	0.6
Middle East and Africa	0.2	0.7
Total Non-U.S.	$1.7	$1.7
Total Segment Revenues	$3.9	$3.9

Non-U.S. Revenues as a % of Segment Revenues	43%	44%

SUB-SEGMENT REVENUES (In billions)	2018	2017

Locomotives	$0.9	$1.3
Services	2.1	1.9
Mining	0.6	0.4
Other(a)	0.4	0.4
Total Segment Revenues	$3.9	$3.9
(a)    Includes Marine, Stationary, Drilling and Digital

ORDERS AND BACKLOG (In billions)	2018	2017

Orders
Equipment	$2.8	$2.1
Services	2.9	2.8
Total	$5.7	$4.9

Backlog
Equipment	$6.0	$4.8
Services	12.9	13.3
Total	$18.9	$18.1

LOCOMOTIVES	2018	2017	V
Unit Orders	1,072	438	634
Unit Sales	272	433	(161)

GE 2018 FORM 10-K 30

MD&A	SEGMENT OPERATIONS | TRANSPORTATION

SEGMENT REVENUES (In billions)	2018	2017	2016

Revenues
Equipment	$1.4	$1.7	$2.3
Services	2.5	2.2	2.3
Total(a)	$3.9	$3.9	$4.6

SEGMENT PROFIT AND PROFIT MARGIN (Dollars in billions)	2018	2017	2016

Segment profit(b)	$0.6	$0.6	$1.0
Segment profit margin	16.2%	16.3%	21.1%

(a)	Transportation segment revenues represent 3% of both total industrial segment revenues and total segment revenues for the year ended December 31, 2018.

(b)	Transportation segment profit represents 6% of total industrial segment profit for the year ended December 31, 2018.

2018 – 2017 COMMENTARY:

Segment revenues down 1%;
Segment profit down 1%:

•
North American carload volume increased 3.4% during 2018, driven primarily by an increase in intermodal traffic. Despite improving carload volume, the number of parked locomotives began to increase in the second half of 2018. The increase in parked locomotives of 4.7% from the prior year is attributable to some fleet overcapacity and constrained spending by the railroads limiting fleet expansion.

•
Equipment volume decreased primarily driven by 161 fewer locomotive shipments. This decrease was primarily offset by growth in mining of $0.2 billion and an increase in services revenues of $0.2 billion as railroads are running their locomotives longer. In addition, unparkings did occur in the first half of the year, and these unparked locomotives tend to be older units in higher need of servicing and replacement parts, driving an increase in services volume and parts shipped.

•
The decrease in profit was driven by lower locomotive shipments and cost pressure from material inflation and the impact of tariffs, offset by favorable business mix from a higher proportion of services volume.

2017 – 2016 COMMENTARY:

Segment revenues down $0.7 billion (14%);
Segment profit down $0.3 billion (34%):

•
The North American market continues to see overcapacity and spending budget cuts by the railroads limiting fleet expansion. However, carload volume increased 4.8% during the year driven by an increase in coal. With improving carload volume, the number of parked locomotives has decreased 18% from the prior year.

•
Equipment volume decreased primarily driven by 266 fewer locomotive shipments in North America due to continuing challenging market conditions. Services revenues also decreased driven by lower transactional services volume.

•
The decrease in profit was driven by lower equipment volume, partially offset by favorable business mix from a higher proportion of services volume including an increase in earnings in our long-term service contracts. Additionally, cost reduction actions including restructuring, supply chain initiatives and work transfers to more cost-competitive locations continued during the year.

GE 2018 FORM 10-K 31

MD&A	SEGMENT OPERATIONS | LIGHTING

LIGHTING

Products & Services

Lighting includes the GE Lighting business, which is primarily focused on consumer lighting applications in the U.S. and Canada, and Current, powered by GE (Current), which is focused on providing energy efficiency and productivity solutions for commercial, industrial and municipal customers. We employ approximately 3,000 people, serve customers in 97 countries, and our headquarters are located in East Cleveland, OH for GE Lighting and Boston, MA for Current.

•
GE Lighting – focused on driving innovation and growth in light emitting diode (LED) and connected home technology. The business offers LEDs in a variety of shapes, sizes, wattages and color temperatures. It is also investing in the growing smart home category, offering a suite of connected lighting products with simple connection points that offer new opportunities to do more at home.

•	Current – combines advanced LED technology with networked sensors and software to make commercial buildings, retail stores, industrial facilities and cities more energy efficient and productive.

Competition & Regulation
Lighting faces competition from businesses operating with global presence and with deep energy domain expertise. Our products and services sold to end customers are often subject to a number of regulatory specification and performance standards under different federal, state, foreign and energy industry standards.

Significant Trends & Developments

•
We classified the substantial majority of our Lighting segment as held for sale in the fourth quarter of 2017. In February 2018, we entered into an agreement to sell our GE Lighting business in Europe, the Middle East, Africa and Turkey and our Global Automotive Lighting business to a company controlled by a former GE executive in the region.

•
In November 2018, we announced an agreement to sell our Current, powered by GE business within our Lighting segment to American Industrial Partners (AIP), a New York-based private equity firm. The deal is expected to close in early 2019, subject to customary closing conditions and regulatory approval.

GEOGRAPHIC REVENUES (Dollars in billions)	2018	2017

U.S.	$1.4	$1.5
Non-U.S.
Europe	0.1	0.2
Asia	—	—
Americas	0.2	0.2
Middle East and Africa	—	0.1
Total Non-U.S.	$0.3	$0.5
Total Segment Revenues	$1.7	$1.9

Non-U.S. Revenues as a % of Segment Revenues	17%	25%

SUB-SEGMENT REVENUES (In billions)	2018	2017

Current	$1.0	$1.0
GE Lighting	0.7	0.9
Total Segment Revenues	$1.7	$1.9

ORDERS AND BACKLOG (In billions)	2018	2017

Orders
Equipment	$0.9	$1.1
Services	—	0.1
Total	$1.0	$1.2

Backlog
Equipment	$0.2	$0.2
Services	—	—
Total	$0.2	$0.2

GE 2018 FORM 10-K 32

MD&A	SEGMENT OPERATIONS | LIGHTING

SEGMENT REVENUES (In billions)	2018	2017	2016

Revenues
Equipment	$1.6	$1.9	$4.6
Services	0.1	0.1	0.2
Total(a)(b)	$1.7	$1.9	$4.8

SEGMENT PROFIT AND PROFIT MARGIN(a) (Dollars in billions)	2018	2017	2016

Segment profit(c)	$0.1	$—	$0.2
Segment profit margin	4.1%	1.4%	3.5%

(a)	Lighting segment included Appliances through its disposition in the second quarter of 2016.

(b)	Lighting segment revenues represent 1% of both total industrial segment revenues and total segment revenues for the year ended December 31, 2018.

(c)	Lighting segment profit represents 1% of total industrial segment profit for the year ended December 31, 2018.

2018 – 2017 COMMENTARY:

Segment revenues down $0.2 billion (11%);
Segment profit flat:

•
The traditional lighting market continued to decline in 2018 with corresponding growth in LED lighting as the market shifts away from traditional lighting products in favor of more energy efficient, cost-saving options.

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

2017 – 2016 COMMENTARY:

Segment revenues down $2.8 billion (59%);
Segment profit down $0.1 billion (84%):

•
The traditional lighting market continued to be challenging due to continued U.S. energy efficiency regulations and market shifts away from traditional lighting products in favor of more energy-efficient, cost-saving options.

•
The main driver of the decrease in revenues was the Appliances disposition which contributed $2.6 billion in the first half of 2016 that did not recur in 2017 following the sale in June 2016. For the remaining Lighting business, equipment revenues decreased due to lower traditional lighting product sales and LED price pressure, partially offset by LED and solar growth in Current. In addition, revenues further decreased due to Lighting regional exits outside of North America.

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

GE 2018 FORM 10-K 33

MD&A	SEGMENT OPERATIONS | CAPITAL

CAPITAL

Products & Services
Capital is the financial services division of GE focused on customers and markets aligned with GE’s industrial businesses across developed and emerging markets. We provide financial products and services around the globe that build on GE’s industry specific expertise in aviation, power, renewables, healthcare and other activities to capitalize on market-specific opportunities. While there are customer benefits and knowledge sharing advantages linking GE’s industrial and capital businesses, the financial and operational relationships are maintained with arms-length terms as though the businesses were independent. We employ approximately 2,300 people, our headquarters is located in Norwalk, CT, and our businesses include:

•
GE Capital Aviation Services (GECAS) - is an aviation lessor and financier with over 50 years of experience. GECAS provides a wide range of assets including narrow- or widebody aircraft, regional jets, turboprops, freighters, engines, helicopters, financing and materials. GECAS offers a broad array of financing products and services on these assets including operating leases, sale-leasebacks, secured debt financing, asset trading and servicing, and airframe parts management. GECAS owns, services or has on order more than 1,850 aircraft, plus provides loans collateralized by approximately 320 aircraft. GECAS serves approximately 250 customers in over 75 countries from a network of 24 offices around the world. GECAS acquired Milestone Aviation Group (Milestone) in January 2015, adding helicopter leasing and financing. Milestone provides financing options to operators in the offshore oil & gas industries, search & rescue, EMS, police surveillance, mining and other utility missions. Its current fleet and forward order book of medium and heavy helicopter models include models from AgustaWestland, Airbus and Sikorsky available for lease. Its adjacency businesses - GECAS Engine Leasing and Asset Management Services (Parts) - offer customers solutions and services for spare engine leasing, spare parts financing/management, and aviation consulting services.

•
Energy Financial Services (EFS) - a global energy investor that provides financial solutions and underwriting capabilities for Power, Renewable Energy, and Oil & Gas to meet rising demand and sustainability imperatives.

•	Industrial Finance (IF) - its Working Capital Solutions business provides working capital services to GE and through December 31, 2018, it also provided healthcare equipment financing.

•	Insurance - Refer to the Other Items - Insurance section within this MD&A for a detailed business description.

Competition & Regulation
The businesses in which we engage are highly competitive and are subject to competition from various types of financial institutions including banks, equity investors, leasing companies, finance companies associated with manufacturers and insurance and reinsurance companies. For our GECAS operations, competition is based on lease rate financing terms, aircraft delivery dates, condition and availability, as well as available capital demand for financing. For our EFS operations, competition is primarily based on deal structure and terms. As we compete globally, EFS’ success is sensitive to project execution and merchant electricity prices, as well as the economic and political environment of each country in which we do business.

The businesses in which we engage are subject to a variety of U.S. federal and state laws and regulations. Our insurance operations are regulated by the insurance departments in the states in which they are domiciled or licensed, with the Kansas Insurance Department (KID) being our primary state regulator.

Significant Trends & Developments

•
In 2018, we announced plans to take actions to make GE Capital smaller and more focused, including a substantial reduction in the size of GE Capital’s EFS and IF businesses (GE Capital strategic shift). We continue to evaluate strategic options to accelerate the further reduction in the size of GE Capital. Certain of these options could have a material financial charge depending on the timing, negotiated terms and conditions of any ultimate arrangements.

•
In 2018, we completed the sale of EFS' debt origination business, various EFS investments and HEF financing receivables within our Capital segment for proceeds of approximately $8.3 billion and recognized a net pre-tax gain of approximately $0.2 billion. These sales, along with net collections of financing receivables and maturities of liquidity investments primarily provided the cash necessary to reduce the GE Capital balance sheet through net repayment of borrowings of $21.1 billion.

•
GE Capital paid no common dividends in 2018 and does not expect to make a common dividend distribution to GE for the foreseeable future. GE Capital paid common dividends of $4.0 billion to GE during the year ended December 31, 2017.

•
Refer to the Other Items - Insurance section within this MD&A for further discussion of the accounting estimates and assumptions in our insurance reserves and their sensitivity to change. Also, see Notes 1 and 12 to the consolidated financial statements for further information.

GE 2018 FORM 10-K 34

MD&A	SEGMENT OPERATIONS | CAPITAL

SUB-SEGMENT ASSETS (In billions)	2018	2017
GECAS	$41.7	$40.0
EFS	3.0	9.9
Industrial Finance and WCS(a)	15.8	25.8
Insurance	40.3	39.9
Other continuing operations	18.6	35.3
Total segment assets	$119.3	$150.8

(a)	In the second quarter of 2018, management of our Working Capital Solutions (WCS) business was transferred to our Treasury operations.

GEOGRAPHIC REVENUES (Dollars in billions)	2018	2017
U.S.	$5.3	$4.4
Non-U.S.
Europe	1.4	1.5
Asia	1.4	1.4
Americas	0.6	0.8
Middle East and Africa	0.9	1.0
Total Non-U.S.	4.3	4.7
Total	$9.6	$9.1

Non-U.S. Revenues as a % of Segment Revenues	45%	52%

RATIO	2018	2017
GE Capital debt to equity	5.74:1	7.06:1

SUB-SEGMENT REVENUES(a) (In billions)	2018	2017	2016
GECAS	$4.9	$5.1	$5.4
EFS	0.1	(0.5)	0.7
Industrial Finance and WCS	1.5	1.5	1.2
Insurance	2.9	2.9	2.9
Other continuing operations	0.1	—	0.7
Total segment revenues	$9.6	$9.1	$10.9

(a)	Capital segment revenues represent 8% of total segment revenues for the year ended December 31, 2018.

SUB-SEGMENT PROFIT(a) (In billions)	2018	2017	2016
GECAS	$1.2	$2.1	$1.4
EFS	0.1	(1.5)	0.4
Industrial Finance and WCS	0.3	0.5	0.4
Insurance	(0.2)	(7.2)	(0.1)
Other continuing operations(b)	(1.9)	(0.7)	(3.3)
Total segment profit	$(0.5)	$(6.8)	$(1.3)

(a)
Interest and other financial charges, income taxes, non-operating benefit costs and GE Capital preferred stock dividends are included in determining segment profit for the Capital segment, which is included in continuing operations. See Note 2 to the consolidated financial statements for further information on discontinued operations.

(b)
Other continuing operations in 2018 is primarily driven by excess interest costs from debt previously allocated to assets that have been sold as part of the GE Capital Exit Plan, preferred stock dividend costs and interest costs not allocated to GE Capital segments, which are driven by GE Capital’s interest allocation process. Interest costs are allocated to GE Capital segments based on the tenor of their assets using the market rate at the time of origination. Debt on the GE Capital balance sheet was issued based on the profile of our balance sheet prior to the decision in 2015 to strategically shrink GE Capital. It included long dated maturities that are no longer consistent with a much smaller business. As a result, actual interest expense is higher than interest expense allocated to the remaining GE Capital segments. Preferred stock dividend costs will become a GE obligation in 2021 as the intercompany securities convert into common equity and excess interest costs from debt previously allocated to assets that have been sold are expected to run off by 2020. In addition, we anticipate unallocated interest costs to decline gradually as debt matures and/or is refinanced.

2018 – 2017 COMMENTARY:
Capital revenues increased $0.5 billion, or 5%, primarily due to lower impairments and volume growth, partially offset by lower gains.
Capital losses decreased $6.3 billion, or 93%, primarily due to the nonrecurrence of the 2017 charges associated with the GE Capital insurance premium deficiency review and EFS strategic actions, partially offset by the nonrecurrence of 2017 tax benefits.

2017 – 2016 COMMENTARY:
Capital revenues decreased $1.8 billion, or 17%, primarily due to higher impairments and volume declines.
Capital losses increased $5.5 billion, primarily due to the completion of our insurance premium deficiency review, EFS strategic actions and higher impairments, partially offset by lower headquarters and treasury operations expenses associated with the GE Capital Exit Plan, higher tax benefits including the effects of U.S. tax reform and lower preferred dividend expenses associated with the January 2016 preferred equity exchange.

GE 2018 FORM 10-K 35

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

REVENUES AND OPERATING PROFIT (COST) (In millions)	2018	2017	2016
Revenues
Eliminations and other	$(3,600)	$(3,995)	$(3,760)
Total Corporate Items and Eliminations	$(3,600)	$(3,995)	$(3,760)

Operating profit (cost)
Gains (losses) on disposals(a)	$1,350	$926	$3,480
Restructuring and other charges(b)	(2,958)	(3,351)	(3,544)
Goodwill impairments	(22,136)	(1,165)	—
Eliminations and other	(1,187)	(1,636)	(2,000)
Total Corporate Items and Eliminations	$(24,931)	$(5,225)	$(2,064)

(a)
Includes gains (losses) on disposed or held for sale businesses. The total amount realized in the second half of 2018 amounted to $161 million related to the sale of our Pivotal software equity investment. Any fair value adjustments recorded through the date of sale were considered unrealized.

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

CORPORATE COSTS (OPERATING) (In millions)	2018	2017	2016

Total Corporate Items and Eliminations (GAAP)	$(24,931)	$(5,225)	$(2,064)
Less: restructuring and other charges	(2,958)	(3,351)	(3,544)
Less: gains (losses) on disposals	1,350	926	3,480
Less: goodwill impairments	(22,136)	(1,165)	—
Adjusted total corporate costs (operating) (Non-GAAP)	$(1,187)	$(1,636)	$(2,000)

2018 – 2017 COMMENTARY
Revenues increased $0.4 billion, primarily a result of:

•	Decrease in inter-segment eliminations
Operating costs increased by $19.7 billion, primarily as a result of:

•
$21.0 billion of higher goodwill impairment charges due to $22.0 billion of goodwill impairments in our Power business and a $0.1 billion goodwill impairment in our Renewable business in 2018 compared to a $1.2 billion charge for the impairment of Power Conversion goodwill in 2017.

•
$0.4 billion of lower restructuring and other charges primarily driven by $0.7 billion of lower restructuring costs across all GE industrial segments during 2018 and $0.2 billion of lower charges in 2018 for the impairment of a power plant asset. These decreases were partly offset by $0.6 billion of impairments within our Power business in 2018.

•
$0.4 billion of higher net gains from disposed or held for sale businesses, which is primarily related to the $0.7 billion gain from the sale of our Distributed Power business to Advent International in 2018, $0.7 billion gain from the sale of our Value Based Care business to Veritas Capital in 2018, $0.3 billion gain from the sale of our Industrial Solutions business to ABB in 2018, $0.2 billion gain from the sale of our Pivotal Software investment in 2018 and $0.4 billion of lower held for sale losses in 2018 primarily related to our Lighting and Aviation segments. These increases were partly offset by a $1.9 billion gain from the sale of our Water business to Suez in 2017.

•	$0.4 billion of lower Corporate costs from restructuring and cost reduction actions.

*Non-GAAP Financial Measure

GE 2018 FORM 10-K 36

MD&A	CORPORATE ITEMS AND ELIMINATIONS

2017 – 2016 COMMENTARY
Revenues decreased $0.2 billion, primarily a result of:

•	Increase in inter-segment eliminations.
Operating costs increased $3.2 billion, primarily as a result of:

•
$2.6 billion of lower net gains from disposed or held for sale businesses, which is primarily related to the $3.1 billion gain from the sale of our Appliances business to Haier in 2016, $0.4 billion gain from the sale of GE Asset Management to State Street Corporation in 2016 and $1.0 billion of held for sale losses in 2017 related to our Lighting and Aviation businesses. These decreases were partially offset by a $1.9 billion gain from the sale of our Water business to Suez in 2017.

•	$1.2 billion of higher goodwill charges related to the impairment of Power Conversion goodwill in 2017.

•
$0.2 billion of lower restructuring and other charges primarily driven by a decrease of $0.5 billion of Oil & Gas related charges recorded at Corporate, partially offset by a charge of $0.3 billion for the impairment of a power plant asset.

•	$0.4 billion of lower Corporate costs from restructuring and cost reduction actions in 2017.

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

RESTRUCTURING & OTHER CHARGES (In billions)	2018	2017	2016

Workforce reductions	$0.9	$1.2	$1.3
Plant closures & associated costs and other asset write-downs	1.8	1.9	1.3
Acquisition/disposition net charges	0.8	0.8	0.6
Other	0.1	0.2	0.3
Total(a)	$3.6	$4.1	$3.5

(a)	Subsequent to the Baker Hughes transaction, restructuring and other charges are included in the determination of segment profit for our Oil & Gas segment.

For 2018, restructuring and other charges were $3.6 billion of which approximately $1.4 billion was reported in cost of products/services and $2.1 billion was reported in selling, general and administrative expenses (SG&A). These activities were primarily at Power, Corporate and Oil & Gas. Cash expenditures for restructuring and other charges were approximately $2.0 billion for the twelve months ended December 31, 2018. Of the total $3.6 billion restructuring and other charges, $0.7 billion was recorded in the Oil & Gas segment, which amounted to $0.5 billion net of noncontrolling interest.

For 2017, restructuring and other charges were $4.1 billion of which approximately $2.4 billion was reported in cost of products/services and $1.6 billion was reported in selling, general and administrative expenses (SG&A). These activities were primarily at Corporate, Power and Oil & Gas. Cash expenditures for restructuring and other charges were approximately $2.0 billion for the twelve months ended December 31, 2017. Of the total $4.1 billion restructuring and other charges, $0.8 billion was recorded in the Oil & Gas segment, which amounted to $0.7 billion net of noncontrolling interest.

For 2016, restructuring & other charges were $3.5 billion of which approximately $2.3 billion was reported in cost of products/services and $1.1 billion was reported in other costs and expenses (SG&A). These activities were primarily at Power, Oil & Gas and Healthcare. Cash expenditures for restructuring were approximately $1.7 billion in 2016.

GE 2018 FORM 10-K 37

MD&A	CORPORATE ITEMS AND ELIMINATIONS

COSTS AND GAINS NOT INCLUDED IN SEGMENT RESULTS
As discussed in the Segment Operations section within this MD&A, certain amounts are not included in industrial operating segment results because they are excluded from measurement of their operating performance for internal and external purposes. The amount of costs and gains (losses) not included in segment results follows.

COSTS AND GAINS NOT INCLUDED IN	Costs						Gains (Losses)
SEGMENT RESULTS (In billions)	2018		2017		2016		2018		2017		2016

Power	$23.5	(a)	$2.0	(a)	$1.5	(a)	$1.0		$1.9	(b)	$—
Renewable Energy	0.2	(c)	0.3		0.3		—		—		—
Aviation	—		0.1		0.1		(0.1)	(d)	(0.3)	(d)	(0.1)
Oil & Gas(e)	—		0.2		0.8		—		—		—
Healthcare	0.2		0.3		0.5		0.8		—		—
Transportation	0.1		0.2		0.2		—		—		—
Lighting(f)	0.1		0.2		0.3		(0.5)	(d)	(0.7)	(d)	3.1	(g)
Total	$24.1		$3.3		$3.7		$1.2		$0.9		$3.0

(a)
Included a charge of $22.0 billion for the impairment of Power goodwill in 2018, $1.2 billion for the impairment of Power Conversion goodwill in 2017 and $0.9 billion of Alstom-related restructuring and other charges in 2016.

(b)	Related to the sale of our Water business in the third quarter of 2017.

(c)	Included a charge of $0.1 billion for the impairment of our Hydro business within Renewable Energy in 2018.

(d)	Related to held for sale charges in our Lighting and Aviation businesses in 2017 and 2018.

(e)	Subsequent to the Baker Hughes transaction restructuring and other charges are included in the determination of segment profit for our Oil & Gas segment.

(f)	The Lighting segment included the Appliances business through its disposition in the second quarter of 2016.

(g)	Related to the sale of our Appliances business in the second quarter of 2016.

OTHER CONSOLIDATED INFORMATION
INTEREST AND OTHER FINANCIAL CHARGES
Consolidated interest and other financial charges amounted to $5.1 billion, $4.9 billion and $5.0 billion in 2018, 2017 and 2016, respectively. See the Capital Resources and Liquidity section within this MD&A for a discussion of liquidity, borrowings and interest rate risk management.

GE interest and other financial charges (excluding interest on assumed debt) amounted to $2.7 billion, $2.8 billion and $2.0 billion in 2018, 2017 and 2016, respectively. The primary components of GE interest and other financial charges are interest on short- and long-term borrowings and financing costs on sales of receivables. The decrease in 2018 compared to 2017 was primarily due to lower financing costs on sales of receivables, lower average rates on senior notes due to the $4.0 billion maturity in December 2017 of higher interest rate notes, and lower average short-term borrowings balances, partially offset by higher interest on borrowings issued by BHGE, interest on a higher balance of intercompany loans from GE Capital, and higher interest rates on short-term borrowings. See Notes 4 and 11 to the consolidated financial statements for more information regarding sales of GE receivables and interest rates on GE borrowings, respectively.

GE Capital interest and other financial charges (including interest on debt assumed by GE), was $3.0 billion, $3.1 billion and $3.8 billion in 2018, 2017 and 2016, respectively. The decrease in 2018 compared to 2017 was primarily due to lower average borrowings balances due to maturities and lower net interest on assumed debt resulting from an increase in intercompany loans to GE which bear the right of offset (see the Borrowings section of Capital Resources and Liquidity within this MD&A for an explanation of assumed debt and right-of-offset loans), partially offset by an increase in average interest rates due to changes in market rates. GE Capital average borrowings were $78.7 billion, $103.8 billion and $145.0 billion in 2018, 2017 and 2016, respectively. The GE Capital average composite effective interest rate (including interest allocated to discontinued operations) was 3.9% in 2018, 3.1% in 2017 and 3.0% in 2016.

POSTRETIREMENT BENEFIT PLANS

BENEFIT PLANS COST (In billions)	2018	2017	2016

Principal pension plans	$4.3	$3.7	$3.6
Other pension plans	(0.1)	0.3	0.4
Principal retiree benefit plans	(0.1)	—	0.1
Total	$4.1	$4.0	$4.1

GE 2018 FORM 10-K 38

MD&A	OTHER CONSOLIDATED INFORMATION

PRINCIPAL PENSION PLANS(a)	2018	2017	2016

Discount rates	3.64%	4.11%	4.38%
Expected rate of return	6.75%	7.50%	7.50%
(a)    Our principal pension plans are the GE Pension Plan and the GE Supplementary Pension Plan.

2018 – 2017 COMMENTARY

•
Postretirement benefit plan cost increased $0.1 billion as lower service cost resulting from fewer active plan participants was offset by effects of lower discount rates and higher loss amortization related to our principal pension plans.

2017 – 2016 COMMENTARY

•
Postretirement benefit plans cost decreased $0.1 billion as lower service cost resulting from fewer active principal pension plan participants and earnings from pension plan assets, and the effects of lower discount rates were essentially offset by higher loss amortization related to our principal pension plans.

Looking forward, our key assumptions affecting 2019 postretirement benefits cost are as follows:

•	Discount rate at 4.34% for our principal pension plans, reflecting current long-term interest rates.

•	Assumed long-term return on our principal pension plan assets of 6.75%, unchanged from 2018.
We expect 2019 postretirement benefit plans cost to be about $3.2 billion which is a decrease of about $0.9 billion from 2018.

The table below presents the funded status of our benefit plans. The funded status represents the fair value of plan assets less benefit obligations.

FUNDED STATUS (In billions)	2018	2017

GE Pension Plan	$(12.4)	$(17.9)
GE Supplementary Pension Plan	(6.1)	(6.7)
Other pension plans	(3.9)	(4.1)
Principal retiree benefit plans	(4.8)	(5.5)
Total	$(27.2)	$(34.2)
Our principal pension plans are the GE Pension Plan and the GE Supplementary Pension Plan.

2018 – 2017 COMMENTARY

•	The GE Pension Plan deficit decreased in 2018 primarily due to higher discount rates and employer contributions, partially offset by investment performance and the growth in pension liabilities.

•	The decrease in the deficit of our other pension plans was primarily attributable to higher discount rates and employer contributions, partially offset by investment performance.

•
The decrease in the principal retiree benefit plans deficit was primarily attributable to employer contributions, higher discount rates and favorable cost trends, partially offset by the growth in retiree benefit liabilities.

The Employee Retirement Income Security Act (ERISA) determines minimum pension funding requirements in the U.S. We made $6.0 billion and $1.7 billion in contributions to the GE Pension Plan in 2018 and 2017, respectively. On an ERISA basis, our preliminary estimate is that the GE Pension Plan was approximately 91% funded at January 1, 2019. The ERISA funded status is higher than the GAAP funded status (80% funded) primarily because the ERISA prescribed interest rate is calculated using an average interest rate. As a result, the ERISA interest rate is higher than the year-end GAAP discount rate. The higher ERISA interest rate lowers pension liabilities for ERISA funding purposes. Our 2018 contributions satisfy our minimum ERISA funding requirement of $1.5 billion and the remaining $4.5 billion was a voluntary contribution to the plan. We currently expect this voluntary contribution will be sufficient to satisfy our minimum ERISA funding requirement for 2019 and 2020.

We expect to contribute approximately $0.8 billion to our other pension plans in 2019, as compared to $0.5 billion in 2018 and $0.9 billion in 2017.

We also expect to contribute approximately $0.4 billion to our principal retiree benefit plans in 2019 similar to our actual contributions of $0.4 billion in both 2018 and 2017.

The funded status of our postretirement benefit plans and future effects on operating results depend on economic conditions, interest rates and investment performance. See the Critical Accounting Estimates section within this MD&A and Note 13 to the consolidated financial statements for further information about our benefit plans and the effects of this activity on our financial statements.

GE 2018 FORM 10-K 39

MD&A	OTHER CONSOLIDATED INFORMATION

INCOME TAXES
GE pays the income taxes it owes in every country in which it does business. Many factors impact our income tax expense and cash tax payments. The most significant factor is that we conduct business in over 180 countries and the majority of our revenue is earned outside the U.S. Our tax liability is also affected by U.S. and foreign tax incentives designed to encourage certain investments, like research and development; and by acquisitions, dispositions and tax law changes. On December 22, 2017, the U.S. enacted legislation commonly known as the Tax Cuts and Jobs Act (U.S. tax reform) that lowers the statutory tax rate on U.S. earnings, taxes historic foreign earnings at a reduced rate of tax, creates a territorial tax system and enacts new taxes associated with global operations. Finally, our tax returns are routinely audited, and settlements of issues raised in these audits sometimes affect our tax rates.

CONSOLIDATED (Dollars in billions)	2018	2017	2016

Effective tax rate (ETR)	(2.9)%	23.4%	(16.1)%
Provision (benefit) for income taxes	$0.6	$(2.6)	$(1.1)
Cash income taxes paid(a)	1.9	2.4	7.5

(a)	Includes taxes paid related to discontinued operations.

2018 – 2017 COMMENTARY

•	The consolidated income tax rate for 2018 was (2.9)%.The negative effective tax rate for 2018 reflects a tax expense on a consolidated pre-tax loss.

•
The 2018 effective tax rate included an insignificant charge associated with the adjustment of the provisional estimate of the impact of the 2017 enactment of U.S. tax reform. As discussed in Note 14 to the consolidated financial statements, the 2017 impact of U.S. tax reform on the revaluation of deferred taxes and the transition tax on historic earnings was recorded on a provisional basis as the legislation provides for additional guidance to be issued by the U.S. Department of the Treasury on several provisions including the computation of the transition tax. Additional guidance may be issued after 2018 and any resulting effect will be recorded in the quarter of issuance.

•
The increase in the consolidated provision for income taxes was primarily attributable to the decrease in pre-tax loss (excluding non-deductible goodwill impairments) with a tax benefit above the average tax rate and the decrease in benefit from global operations including an increase in valuation allowances on the non-U.S. deferred tax assets of the Power business and the decision to execute internal restructuring for separation actions related to the Healthcare business.

•
Partially offsetting this increase was the decrease in the consolidated provision for income taxes attributable to the insignificant 2018 charge to adjust the impact of enactment of tax reform compared to the $4.5 billion charge in 2017 for the estimated impact of enactment.

2017 – 2016 COMMENTARY

•	The consolidated income tax rate for 2017 was 23.4%. This effective tax rate reflects a tax benefit on a consolidated pre-tax loss.

•	The effective tax rate included a provisional charge of $4.5 billion associated with the enactment of U.S. tax reform.

•
The consolidated tax rate excluding the effect of U.S. tax reform was 63.9%. This effective tax rate was also a tax benefit on a consolidated pre-tax loss. The tax benefit excluding the impact of tax reform was larger than 35% because of the benefit from lower-taxed international income compared to losses taxed at higher than the average rate and the benefit of the lower-taxed disposition of the Water business.

•
The decrease in the consolidated provision for income taxes was primarily attributable to the increase in the pre-tax loss with a tax benefit above the average tax rate including the one-time charge to revalue insurance reserves partially offset by the tax charge associated with the enactment of U.S. tax reform.

Absent the effects of U.S. tax reform, our consolidated income tax provision is generally reduced because of the benefits of lower-taxed global operations. The benefit from non-U.S. rates below the U.S. statutory rate was significant prior to the decrease in the U.S. statutory rate to 21% beginning in 2018. While reduced, there is still generally a benefit as certain non-U.S. income is subject to local country tax rates that are below the new U.S. statutory tax rate.

The rate of tax on our profitable non-U.S. earnings is below the U.S. statutory tax rate because we have significant business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate and because GE funds certain non-U.S. operations through foreign companies that are subject to low foreign taxes. Most of these earnings have been reinvested in active non-U.S. business operations and as of December 31, 2018, we have not decided to repatriate these earnings to the U.S. Given U.S. tax reform, substantially all of our prior unrepatriated earnings were subject to U.S. tax and accordingly we expect to have the ability to repatriate available non-U.S. cash from these earnings without additional U.S. federal tax cost and any foreign withholding taxes on a repatriation to the U.S. would potentially be partially offset by a U.S. foreign tax credit.

GE 2018 FORM 10-K 40

MD&A	OTHER CONSOLIDATED INFORMATION

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

The rate of tax on non-U.S. operations is increased, however, because we also incur losses in foreign jurisdictions where it is not likely that the losses can be utilized and no tax benefit is provided for those losses and valuation allowances against loss carryforwards are provided when it is no longer likely that the losses can be utilized. In addition, as part of U.S. tax reform, the U.S. has enacted a tax on “base eroding” payments from the U.S. We are continuing to evaluate the impact of this provision on our operations and are undertaking restructuring actions to mitigate the impact from this provision. The U.S. has also enacted a minimum tax on foreign earnings (“global intangible low tax income”). Because we have tangible assets outside the U.S. and pay a rate of foreign tax above the minimum tax rate, we generally do not expect a significant increase in tax liability from this new U.S. minimum tax. Overall, these newly enacted provisions increase the rate of tax on our non-U.S. operations.

BENEFITS FROM LOWER-TAXED GLOBAL OPERATIONS (In billions)	2018	2017	2016

Benefit/(detriment) of lower foreign tax rate on non-U.S. earnings	$(0.6)	$0.7	$0.8
Benefit of audit resolutions	0.2	—	0.2
Other	(0.9)	2.8	1.1
Total benefit/(detriment)	$(1.3)	$3.5	$2.1

The amounts reported above exclude the impact of U.S. tax reform which is reported as a separate line in the reconciliation of the U.S. federal statutory income tax rate to the actual tax rate in Note 14 to the consolidated financial statements.

2018 – 2017 COMMENTARY
The decrease in benefit from lower-taxed global operations reflects the lower U.S. statutory tax rate and losses without tax benefit. The decrease in other benefits reflects increases in valuation allowances on non-U.S. deferred tax assets and for 2018 newly enacted taxes on non-U.S. earnings and the nonrecurrence of 2017 benefits associated with repatriation of foreign earnings.

2017 – 2016 COMMENTARY
Included in "other" was an increase in the benefit from 2016 to 2017 from planning at GE Capital to reduce the tax cost of repatriations of foreign cash and to repatriate high-taxed foreign earnings at GE, partially offset by a decrease in the benefit from repatriation of GE non-U.S. earnings due to the nonrecurrence of the benefit of integrating our existing services business with Alstom’s services business.

See Note 14 to the consolidated financial statements for information on the tax charges associated with the enactment of U.S. tax reform. The cash impact of the transition tax on historic foreign earnings was largely offset by accelerated use of deductions and tax credits and was substantially incurred with the filing of the 2017 tax return with no amount subject to the deferred payment provision provided under law.

The tax effect from non-U.S. income taxed at a local country rate rather than the U.S. statutory tax rate is reported in the caption “Tax on global activities including exports” in the effective tax rate reconciliation in Note 14 to the consolidated financial statements.

A more detailed analysis of differences between the U.S. federal statutory rate and the consolidated effective rate, as well as other information about our income tax provisions, is provided in the Critical Accounting Estimates section within this MD&A and Note 14 to the consolidated financial statements. The nature of business activities and associated income taxes differ for GE and for GE Capital; therefore, a separate analysis of each is presented in the paragraphs that follow.

We believe that the GE effective tax rate and provision for income taxes are best analyzed in relation to GE earnings before income taxes excluding the GE Capital net earnings from continuing operations, as GE tax expense does not include taxes on GE Capital earnings. See the Non-GAAP Financial Measures section within this MD&A, for further information on this calculation.

GE EFFECTIVE TAX RATE (EXCLUDING GE CAPITAL EARNINGS) (Dollars in billions)	2018	2017	2016

GE ETR, excluding GE Capital earnings*	(4.8)%	248.9%	3.3%
GE provision for income taxes	$1.0	$3.7	$0.3

*Non-GAAP Financial Measure

GE 2018 FORM 10-K 41

MD&A	OTHER CONSOLIDATED INFORMATION

2018 – 2017 COMMENTARY

•	The GE provision for income taxes decreased in 2018 because of the nonrecurrence of the $4.9 billion charge for the provisional charge associated with the enactment of U.S. tax reform.

•
Excluding the charge associated with U.S. tax reform, the GE tax provision increased by $2.3 billion. The increase was primarily due to the decrease in benefit from global operations including an increase in valuation allowances on the non-U.S. deferred tax assets of the Power business and the decision to execute internal restructuring for separation actions related to the Healthcare business.

2017 – 2016 COMMENTARY

•
The GE provision for income taxes increased in 2017 because of the $4.9 billion charge for the provisional estimate of the transition tax on historic foreign earnings ($2.9 billion) and effect of revaluing our deferred taxes ($2.0 billion).

•
Excluding the charge associated with U.S. tax reform, the GE tax provision decreased by $1.5 billion. The decrease was due primarily to a decrease in pre-tax income, excluding non-deductible held-for-sale and impairment losses, which is taxed at above the average tax rate.

GE CAPITAL EFFECTIVE TAX RATE (Dollars in billions)	2018	2017	2016

GE Capital ETR	99.7%	49.9%	70.3%
GE Capital provision (benefit) for income taxes	$(0.4)	$(6.3)	$(1.4)
2018 – 2017 COMMENTARY

•
The decrease in the tax benefit at GE Capital from a benefit of $6.3 billion in 2017 to a benefit of $0.4 billion in 2018 is primarily due to the decrease in the pre-tax loss with a tax benefit above the average tax rate including the nonrecurrence in the one-time charge to revalue insurance reserves.

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

DISCONTINUED OPERATIONS
Discontinued operations primarily relate to our financial services businesses as a result of the GE Capital Exit Plan and were previously reported in the Capital Segment. These discontinued operations primarily comprise residual assets and liabilities related to our exited U.S. mortgage business (WMC), our mortgage portfolio in Poland, indemnification liabilities associated with the sale of our GE Capital businesses, and other litigation and tax matters.

During the first quarter of 2018, we recorded a reserve of $1.5 billion in discontinued operations in connection with the DOJ ongoing investigation regarding potential violations of FIRREA by WMC and GE Capital. On January 31, 2019, GE announced that it had reached an agreement in principle with the DOJ to settle this investigation, under which GE will pay the United States a civil penalty of $1.5 billion, consistent with the $1.5 billion reserve recorded for this matter in the first quarter 2018. See Legal Proceedings and Note 22 to the consolidated financial statements for further information.

The mortgage portfolio in Poland comprises floating rate residential mortgages, of which approximately 84% are denominated in Swiss Francs and the remainder in local currency. At December 31, 2018, the portfolio had a carrying value of $2.7 billion with a 1.4% 90-day delinquency rate and an average loan to value ratio of 71%. The portfolio is recorded at fair value less cost to sell and includes a $0.3 billion impairment, which considered our best estimate of the effect of potential legislative relief to borrowers.

At December 31, 2018, we have provided specific indemnities to buyers of GE Capital’s assets that, in the aggregate, represent a maximum potential claim of $1.9 billion. The majority of these indemnifications relate to the sale of businesses and assets under the GE Capital Exit Plan. We have recorded related liabilities of $0.3 billion, which incorporates our evaluation of risk and the likelihood of making payments under the indemnities. The recognized liabilities represent the estimated fair value of the indemnities when issued as adjusted for any subsequent probable and estimable losses. Approximately 15% of these exposures are expected to be resolved within the next five years, while substantially all indemnifications are expected to be resolved within the next ten years. During the fourth quarter of 2018, we received a favorable court ruling related to an indemnity we provided in connection with the sale of a GE Capital business, which, if not subject to further extrajudicial action, would reduce the amount of the maximum potential claim by $0.7 billion.

Also, in connection with the 2015 public offering and sale of Synchrony Financial, GE Capital indemnified Synchrony Financial and its directors, officers, and employees against the liabilities of GECC's businesses other than historical liabilities of the businesses that are part of Synchrony Financial's ongoing operations.

GE 2018 FORM 10-K 42

MD&A	OTHER CONSOLIDATED INFORMATION

Included within discontinued operations at December 31, 2018 are an estimated $1.9 billion of exposure related to tax audits and tax litigation matters for which we have recorded a reserve of $0.5 billion. Additionally, ongoing lawsuits and other litigation matters represent exposures of $1.3 billion for which we have recorded reserves of $0.1 billion.

See Notes 2 and 22 to the consolidated financial statements for further information related to discontinued operations.

GEOGRAPHIC INFORMATION
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

GEOGRAPHIC REVENUES				V%
(Dollars in billions)	2018	2017	2016	2018-2017	2017-2016

U.S.	$46.8	$44.3	$49.3	6%	-10%
Non-U.S.
Europe	23.9	23.2	21.3
Asia	22.9	20.8	20.4
Americas	11.8	11.0	10.7
Middle East and Africa	16.3	18.9	17.7
Total Non-U.S.	74.9	74.0	70.1	1%	5%
Total	$121.6	$118.2	$119.5	3%	(1)%

Non-U.S. Revenues as a % of Consolidated Revenues	62%	63%	59%

NON-U.S. REVENUES AND EARNINGS
The increase in non-U.S. revenues in 2018 was primarily due to increases of 10% in Asia and 12% in Latin America, offset by a decrease of 14% in the Middle East and Africa.

The increase in non-U.S. revenues in 2017 was primarily due increases of 9% in Europe (primarily due to Baker Hughes) and 7% in the Middle East and Africa.
The effects of currency fluctuations on reported results were as follows:

•
Increased revenues by $0.6 billion in 2018, primarily driven by the euro ($0.9 billion), the pound sterling ($0.1 billion) and the Chinese renminbi ($0.1 billion), partially offset by decreases in revenue driven by the Brazilian real ($0.4 billion) and the Indian rupee ($0.1 billion).

•
Increased revenues by $0.6 billion in 2017, primarily driven by the euro ($0.4 billion), the Brazilian real ($0.3 billion) and the Indian rupee ($0.1 billion), partially offset by decreases in revenue driven by the pound sterling ($0.2 billion).

The effects of foreign currency fluctuations decreased earnings by $0.1 billion and an insignificant amount in 2018 and 2017, respectively.

GE 2018 FORM 10-K 43

MD&A	OTHER CONSOLIDATED INFORMATION

ASSETS
We classify certain assets that cannot meaningfully be associated with specific geographic areas as “Other Global” for this purpose.

TOTAL ASSETS (CONTINUING OPERATIONS) December 31 (In billions)	2018	2017

U.S.	$159.8	$181.6
Non-U.S.
Europe	82.4	117.8
Asia	22.9	23.6
Americas	18.0	21.3
Other Global	21.4	18.9
Total Non-U.S.	$144.7	$181.7
Total	$304.5	$363.3

The decrease in total assets includes $22.1 billion of impairment related to goodwill in our Power Generation, Grid Solutions and Hydro reporting units and the effects of various portfolio dispositions. See the Consolidated Results section within this MD&A for further information.

CAPITAL RESOURCES AND LIQUIDITY
FINANCIAL POLICY
We intend to maintain a disciplined financial policy, targeting a sustainable credit rating in the Single-A range with a GE industrial net debt*/EBITDA ratio of less than 2.5x and a dividend in line with peers over time, as well as a less than 4-to-1 debt-to-equity ratio for GE Capital. We expect to make significant progress toward our leverage goals over the next two years.

For GE, over the next two years we expect to have significant sources that can be used to de-lever and de-risk the Company, including the proceeds from the February 2019 closing of the merger of our Transportation business with Wabtec, the sale of our BioPharma business within our Healthcare segment and the monetization of our remaining stakes in BHGE and Wabtec. GE industrial net debt* was $55.2 billion at December 31, 2018.

For GE Capital, in addition to $15.0 billion of liquidity at December 31, 2018, over the next two years we expect to generate additional sources of cash from asset sales, including approximately $10 billion in 2019 from the completion of its $25 billion asset reduction plan, as well as cash from repayments of most of the $13.7 billion of intercompany loans from GE. In addition, in 2019, GE Capital expects to receive approximately $4 billion of capital contributions from GE.

LIQUIDITY
We maintain a strong focus on liquidity, and define our liquidity risk tolerance based on sources and uses to maintain a sufficient liquidity position to meet our obligations under both normal and stressed conditions. At both GE and GE Capital, we manage our liquidity to provide access to sufficient funding to meet our business needs and financial obligations throughout business cycles.

Our liquidity plans are established within the context of our financial and strategic planning processes and consider the liquidity necessary to fund our operating commitments, which include purchase obligations for inventory and equipment, payroll and general expenses (including pension funding). We also consider our capital allocation and growth objectives, including funding debt maturities and insurance obligations, investing in research and development, and dividend payments.

GE's primary sources of liquidity consist of cash and cash equivalents, free cash flows from our operating businesses, proceeds from announced dispositions, and short-term borrowing facilities (described below). Cash generation can be subject to variability based on many factors, including seasonality, receipt of down payments on large equipment orders, timing of billings on long-term contracts, the effects of changes in end markets and our ability to execute dispositions. See the Statement of Cash Flows section within this MD&A for further information regarding GE cash flow results.

As mentioned above, GE has available a variety of short-term borrowing facilities to fund its operations, including a commercial paper program, revolving credit facilities and short-term intercompany loans from GE Capital, which are generally repaid within the same quarter. Following the fourth quarter 2018 downgrades in our short-term credit ratings, GE has transitioned from a tier-1 to a tier-2 commercial paper issuer, which has substantially reduced our borrowing capacity in the commercial paper markets. To accommodate GE’s short-term liquidity needs, in the fourth quarter of 2018 we increased utilization of our revolving credit facilities. See the Liquidity Sources and Credit Ratings sections for further information.

In 2018, GE generated approximately $5.9 billion of cash proceeds (net of taxes) related to business dispositions, primarily Industrial Solutions, Healthcare’s Value-Based Care division, and Distributed Power. In addition, we realized total proceeds of approximately $4.4 billion from BHGE in 2018, comprised of a $2.3 billion public share offering in the fourth quarter as well as $2.1 billion of other buybacks during the year.
*Non-GAAP Financial Measure

GE 2018 FORM 10-K 44

MD&A	CAPITAL RESOURCES AND LIQUIDITY

In 2018, GE Capital loaned GE a total of $6.5 billion (utilizing a portion of GE Capital's excess unsecured term debt) to fund its $6 billion contribution to the GE Pension Plan and to refinance $0.5 billion of other intercompany loans. These loans are priced at market terms and bear the right of offset against amounts owed by GE Capital to GE under the assumed debt agreement, effectively resulting in the transfer of that portion of assumed debt obligation from GE Capital to GE. The $6.5 billion of intercompany loans executed in 2018 have a weighted average interest rate and term of 3.6% and approximately six years, respectively. At December 31, 2018, the total balance of all such intercompany loans with right of offset was $13.7 billion, with a collective weighted average interest rate and term of 3.5% and approximately 10 years, respectively. These loans can be prepaid by GE at any time, in whole or in part, without premium or penalty. See the Borrowings section for additional information on assumed debt and right-of-offset loans.

In the fourth quarter of 2018, GE completed the funding of $3.1 billion for Alstom redemption rights related to certain consolidated joint ventures. See Note 15 to the consolidated financial statements for further information.

In the fourth quarter of 2018, we announced plans to reduce our quarterly dividend from $0.12 cents to $0.01 cent per share beginning with the dividend declared in December 2018, which was paid in January 2019. This reduction will allow us to retain approximately $4 billion of cash per year compared to the prior payout level.

In 2019, GE will pay the United States a $1.5 billion civil penalty to settle the DOJ investigation of potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 by WMC. See Legal Proceedings and Note 22 to the consolidated financial statements for further information.

GE Capital’s primary sources of liquidity consist of cash and cash equivalents, cash generated from dispositions and cash flows from our businesses. Based on asset and liability management actions we have taken, GE Capital does not plan to issue any incremental GE Capital senior unsecured term debt until 2021. We expect to maintain an adequate liquidity position to fund our insurance obligations and debt maturities primarily as a result of cash generated from asset reductions and dispositions, as well as from GE repayments of intercompany loans and capital contributions. Additionally, while we maintain adequate liquidity levels, we may engage in liability management actions, such as buying back debt, based on market and economic conditions in order to reduce our unallocated interest expense. See the Segment Operations - Capital section within this MD&A for further information regarding allocation of GE Capital interest expense to the GE Capital businesses.

GE Capital provided capital contributions to its insurance subsidiaries of approximately $3.5 billion and $1.9 billion in the first quarter of 2018 and 2019, respectively. GE Capital or GE expects to provide further capital contributions of approximately $9 billion through 2024. These contributions are subject to ongoing monitoring by KID, and the total amount to be contributed could increase or decrease, or the timing could be accelerated, based upon the results of reserve adequacy testing or a decision by KID to modify the schedule of contributions set forth in January 2018. GE maintains specified capital levels at these insurance subsidiaries under capital maintenance agreements. See Other Items - Insurance section within this MD&A and Note 12 to the consolidated financial statements for further information.

In conjunction with the GE Capital Exit Plan, in 2016 GE Capital exchanged its preferred stock into GE preferred stock with the amount and terms mirroring the GE preferred stock held by external investors ($5,573 million carrying value at December 31, 2018). On July 1, 2018, GE Capital and GE exchanged the existing Series D preferred stock issued to GE for new GE Capital Series D preferred stock that is mandatorily convertible into GE Capital common stock on January 21, 2021. After this conversion, GE Capital will no longer pay preferred dividends to GE. The terms of the existing GE Series D preferred stock remain unchanged. See Note 15 to the consolidated financial statements for further information.

LIQUIDITY SOURCES
GE cash, cash equivalents and restricted cash totaled $20.5 billion at December 31, 2018, including $3.7 billion in BHGE that can only be accessed by GE through the declaration of a dividend by BHGE's Board of Directors, our pro-rata share of BHGE stock buybacks, and settlements of any intercompany positions. As a result of these restrictions, GE does not consider BHGE cash a freely available source of liquidity for its purposes. GE Capital cash, cash equivalents and restricted cash totaled $15.0 billion, of which $14.5 billion was classified within continuing operations and $0.5 billion was classified within discontinued operations.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH (In billions)	December 31, 2018		December 31, 2018

GE(a)	$20.5	U.S.	$18.0
GE Capital(b)	14.5	Non-U.S.	17.0

(a)
At December 31, 2018, $4.1 billion of GE cash, cash equivalents and restricted cash was held in countries with currency controls that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. These funds are available to fund operations and growth in these countries and we do not currently anticipate a need to transfer these funds to the U.S. Included in this amount was $1.2 billion of BHGE cash and equivalents, which is subject to similar restrictions.

(b)	Excluded $0.5 billion classified within discontinued operations. Included $0.7 billion held in insurance and banking entities which are subject to regulatory restrictions.

GE 2018 FORM 10-K 45

MD&A	CAPITAL RESOURCES AND LIQUIDITY

Excluding cash held in countries with currency controls and cash at BHGE, total GE cash, cash equivalents and restricted cash was $13.9 billion at December 31, 2018.

GE has in place committed credit lines which it may use from time to time to meet its short-term liquidity needs. The following table provides a summary of the committed and available credit lines at December 31, 2018.

GE COMMITTED AND AVAILABLE CREDIT FACILITIES (In billions)	December 31, 2018

Unused back-up revolving credit facility(a)	$20.0
Revolving credit facilities (exceeding one year)(b)	23.9
Bilateral revolving credit facilities (364-day)(c)	3.6
Total committed credit facilities	$47.5
Less offset provisions(d)	(6.7)
Total net available credit facilities	$40.8

(a)	Consisted of a $20 billion syndicated credit facility extended by 36 banks, expiring in 2021.

(b)	Included a $19.8 billion syndicated credit facility extended by six banks, expiring in 2020.

(c)	Consisted of credit facilities extended by seven banks, with expiration dates ranging from February 2019 to May 2019.

(d)
Commitments under certain credit facilities in (a) and (b) may be reduced by up to $6.7 billion due to offset provisions for any bank that holds a commitment to lend under both syndicated credit facilities.

In 2019 and 2020, the amount committed and available under the $19.8 billion syndicated credit facility expiring in 2020 will periodically be reduced by the greater of specified contractual commitment reductions or a mandatory prepayment amount, which is determined based on any potential specified issuances of equity and incurrences of incremental debt by GE or its subsidiaries, as well as a portion of industrial business disposition proceeds. Contractual commitment reductions are $5.0 billion in the first quarter of 2019, $7.4 billion in the fourth quarter of 2019, $2.5 billion in the second quarter of 2020, and $5.0 billion in the fourth quarter of 2020. The $20 billion syndicated back-up revolving credit facility expiring in 2021 does not contain any contractual commitment reduction features.

Under the terms of an agreement between GE Capital and GE, GE Capital has the right to compel GE to borrow under certain of these credit lines and transfer the proceeds to GE Capital as intercompany loans, which would be subject to the same terms and conditions as those between GE and the lending banks. GE Capital has not exercised this right.

The following table provides a summary of the activity in the primary external sources of short-term liquidity for GE in the fourth quarter of 2018 and 2017.

(In billions)	Commercial Paper(a)	Revolving Credit Facilities(b)	Total(a)(c)

2018
Average borrowings during the fourth quarter	$7.9	$2.5	$10.4
Maximum borrowings outstanding during the fourth quarter	$10.7	$5.1	$14.8
Ending balance at December 31	$3.0	$—	$3.0

2017
Average borrowings during the fourth quarter	$17.3	$0.1	$17.4
Maximum borrowings outstanding during the fourth quarter	$19.7	$0.3	$19.7
Ending balance at December 31	$3.0	$—	$3.0

(a)
Excluded GE Capital commercial paper, which in the fourth quarter of 2018 had average, maximum and ending balances of $0.6 billion, $3.0 billion, and an insignificant amount, respectively. GE Capital does not expect to issue any new commercial paper in the foreseeable future.

(b)
Consisted of activity in the revolving credit facilities exceeding one year and the bilateral revolving credit facilities (364-day). There was no activity in the $20 billion back-up revolving credit facility, which remains unused.

(c)	Total average and maximum borrowings are calculated based on the daily outstanding balance of the sum of commercial paper and revolving credit facilities.

In addition to its external liquidity sources, GE may from time to time enter into short-term intercompany loans from GE Capital to utilize GE Capital’s excess cash as an efficient source of liquidity. These loans are repaid within the same quarter.

GE 2018 FORM 10-K 46

MD&A	CAPITAL RESOURCES AND LIQUIDITY

BORROWINGS
Consolidated total borrowings were $110.0 billion and $134.6 billion at December 31, 2018 and 2017, respectively. The reduction from 2017 to 2018 was driven primarily by net repayments at GE Capital of $21.1 billion, net repayments of borrowings at BHGE of $0.8 billion, and the effects of currency exchange of $1.8 billion.

In 2015, senior unsecured notes and commercial paper were assumed by GE upon its merger with GE Capital. Under the conditions of the 2015 assumed debt agreement, GE Capital agreed to continue making required principal and interest payments on behalf of GE, resulting in the establishment of an intercompany receivable and payable between GE and GE Capital. On the GE Statement of Financial Position, assumed debt is presented within borrowings with an offsetting receivable from GE Capital, and on the GE Capital Statement of Financial Position, assumed debt is reflected as an intercompany payable to GE within borrowings. In addition, GE Capital has periodically made intercompany loans to GE with maturity terms that mirror the assumed debt; accordingly, these loans qualify for right-of-offset presentation, and therefore reduce the assumed debt intercompany receivable and payable between GE and GE Capital, as noted in the table below.

The following table provides a reconciliation of total short- and long-term borrowings as reported on the respective GE and GE Capital Statements of Financial Position to borrowings adjusted for assumed debt and intercompany loans.

December 31, 2018 (in billions)	GE	GE Capital	Consolidated(a)

Total short- and long-term borrowings	$68.6	$43.0	$110.0

Debt assumed by GE from GE Capital	(36.3)	36.3	—
Intercompany loans with right of offset	13.7	(13.7)	—
Total intercompany payable (receivable) between GE and GE Capital	(22.5)	22.5	—

Total borrowings adjusted for assumed debt and intercompany loans	$46.1	$65.5	$110.0

(a)
Included $1.6 billion elimination of other GE borrowings from GE Capital, primarily related to timing of cash cutoff associated with the GE receivables monetization program. This amount was $2.3 billion in 2017.

When measuring the individual financial positions of GE and GE Capital, assumed debt should be considered a GE Capital debt obligation, and the intercompany loans with right-of-offset mentioned above should be considered a GE debt obligation and a reduction of GE Capital’s total debt obligations. The following table illustrates the primary components of GE and GE Capital borrowings, adjusted for assumed debt and intercompany loans.

	GE			GE Capital
December 31 (Dollars in billions)	2018	2017	December 31 (Dollars in billions)	2018	2017
Commercial paper	$3.0	$3.0	Commercial paper	$—	$5.0
GE Senior notes	20.5	21.0	Senior and subordinated notes	39.1	46.4
Intercompany loans from GE Capital(a)	13.7	7.3	Senior and subordinated notes assumed by GE	36.3	47.1
Other GE borrowings	2.5	3.2	Intercompany loans to GE(a)	(13.7)	(7.3)
Total GE adjusted borrowings excluding BHGE	$39.7	$34.5	Other GE Capital borrowings(b)	3.9	3.9
Total BHGE borrowings	6.3	7.2
Total GE adjusted borrowings	$46.1	$41.7	Total GE Capital adjusted borrowings	$65.5	$95.2

(a)	The intercompany loans from GE Capital to GE bear the right of offset against amounts owed by GE Capital to GE under the assumed debt agreement.

(b)	Included $1.9 billion and $2.0 billion at December 31, 2018 and 2017, respectively, of non-recourse borrowings of consolidated securitization entities.

In addition to long-term borrowings, GE Capital securitizes financial assets as an alternative source of funding. During 2018, we completed $1.3 billion of non-recourse issuances and $1.4 billion of non-recourse borrowings matured. At December 31, 2018, consolidated non-recourse securitization borrowings were $1.9 billion.

CREDIT RATINGS AND CONDITIONS
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

GE 2018 FORM 10-K 47

MD&A	CAPITAL RESOURCES AND LIQUIDITY

The credit ratings of GE and GE Capital as of the date of this filing are set forth in the table below.

	Moody's	S&P	Fitch

GE
Outlook	Stable	Stable	Negative
Short term	P-2	A-2	F2
Long term	Baa1	BBB+	BBB+

GE Capital
Outlook	Stable	Stable	Negative
Short term	P-2	A-2	F2
Long term	Baa1	BBB+	BBB+

On February 7, 2019, Fitch changed its outlook for GE and GE Capital short- and long-term debt from Stable to Negative.

On November 2, 2018, Fitch lowered the credit ratings of GE and GE Capital short- and long-term debt from F1 to F2 and from A to BBB+, respectively, with a Stable outlook.

On October 31, 2018, Moody’s lowered the credit ratings of GE and GE Capital short- and long-term debt from P-1 to P-2 and from A2 to Baa1, respectively.

On October 2, 2018, S&P lowered the credit ratings of GE and GE Capital short- and long-term debt from A-1 to A-2 and from A to BBB+, respectively, with a Stable outlook.

As previously mentioned, these downgrades resulted in GE transitioning from a tier-1 to tier-2 commercial paper issuer in the fourth quarter of 2018, substantially reducing our borrowing capacity in the commercial paper markets. This transition did not have a material impact to our access to liquidity or to our interest costs, and these downgrades did not have any other material impact to our liquidity.

We are disclosing our credit ratings and any current quarter updates to these ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. For a description of some of the potential consequences of a reduction in our credit ratings, see the Financial Risks section of Risk Factors.

The following sections provide additional details regarding the significant credit rating conditions for the Company in the event of further downgrades.

DEBT CONDITIONS
Substantially all of our debt agreements do not contain material credit rating covenants.

If our short-term credit ratings were to fall below A-2/P-2, we would no longer have access to the tier-2 commercial paper market, and therefore our borrowing capacity in the commercial paper market would likely be further reduced. This may result in increased utilization of our revolving credit facilities to fund our intra-quarter operations.

DERIVATIVE CONDITIONS
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

Swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the credit ratings of the applicable GE entity were to fall below specified ratings levels agreed upon with the counterparty, primarily BBB/Baa2. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability subject to such termination provisions, after consideration of collateral posted by us and outstanding interest payments was $0.7 billion at December 31, 2018. This excludes exposure related to embedded derivatives, which do not have these provisions.

GE 2018 FORM 10-K 48

MD&A	CAPITAL RESOURCES AND LIQUIDITY

In addition, certain of our derivatives, primarily interest rate swaps, are subject to additional margin posting requirements if our credit ratings were to fall below BBB/Baa2. The amount of additional margin will vary based on, among other factors, market movements and changes in our positions. At December 31, 2018, the amount of additional margin that we could be required to post in cash if we fell below these ratings levels was approximately $0.4 billion.

See Note 20 to the consolidated financial statements for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

OTHER CONDITIONS
Where we provide servicing for third-party investors, GE is contractually permitted to commingle cash collected from customers on financing receivables sold to third-party investors with our own cash prior to payment to third-party investors, provided our short-term credit rating does not fall below A-2/P-2/F2. In the event any of our ratings were to fall below such levels, we may be required to segregate certain of these cash collections owed to third-party investors into restricted bank accounts and would lose the short-term liquidity benefit of commingling with respect to such collections. The financial impact to our intra-quarter liquidity would vary based on collections activity for a given quarter and may result in increased utilization of our revolving credit facilities. The loss of cash commingling would have resulted in a maximum reduction of approximately $1 billion to GE intra-quarter liquidity during the fourth quarter of 2018.

In addition, we have relied, and may continue to rely, on securitization programs to provide alternative funding for sales of GE receivables to third-party investors. If any of our short-term credit ratings were to fall below A-2/P-2/F2, the timing or amount of liquidity generated by these programs could be adversely impacted. In the fourth quarter of 2018, the estimated maximum reduction to our ending liquidity had our credit ratings fallen below these levels was approximately $2 billion.

FOREIGN EXCHANGE AND INTEREST RATE RISKS
Exchange rate and interest rate risks are managed with a variety of techniques, including selective use of derivatives. We use derivatives to mitigate or eliminate certain financial and market risks because we conduct business in diverse markets around the world and local funding is not always efficient. In addition, we use derivatives to adjust the debt we are issuing to match the fixed or floating nature of the assets we are originating. We apply strict policies to manage each of these risks, including prohibitions on speculative activities. Following is an analysis of the potential effects of changes in interest rates and currency exchange rates using so-called “shock” tests that seek to model the effects of shifts in rates. Such tests are inherently limited based on the assumptions used (described further below) and should not be viewed as a forecast; actual effects would depend on many variables, including market factors and the composition of the Company’s assets and liabilities at that time.

•
It is our policy to minimize exposure to interest rate changes and their impact to interest and other financial charges. We fund our financial investments using debt or a combination of debt and hedging instruments so that the interest rates of our borrowings match the expected interest rate profile on our assets. To test the effectiveness of our hedging actions, we assumed that, on January 1, 2019, interest rates decreased by 100 basis points across the yield curve (a “parallel shift” in that curve) and further assumed that the decrease remained in place for the next 12 months. Based on the year-end 2018 portfolio and holding all other assumptions constant, we estimated that our consolidated net earnings for the next 12 months, starting in January 1, 2019, would decline by less than $0.1 billion as a result of this parallel shift in the yield curve. Additionally, refer to the Critical Accounting Estimates section within this MD&A for further interest rate sensitivities related to pension and insurance reserve assumptions.

•
It is our policy to minimize currency exposures and to conduct operations either within functional currencies or using the protection of hedge strategies. We analyzed year-end 2018 consolidated currency exposures, including derivatives designated and effective as hedges, to identify assets and liabilities denominated in other than their relevant functional currencies. For such assets and liabilities, we then evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. This analysis indicated that our 2018 consolidated net earnings would decline by less than $0.1 billion as a result of such a shift in exchange rates. This analysis excludes any translation impact from changes in exchange rates on our financial results and any offsetting effect from the forecasted future transactions that are economically hedged.

FOREIGN CURRENCY
As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies are euro, the pound sterling, the Brazilian real and the Chinese renminbi. The results of operating entities reported in currencies other than U.S. dollar are translated to the U.S. dollar at the applicable exchange rate for inclusion in the financial statements. We use a number of techniques to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. The foreign currency effect arising from operating activities outside of the U.S., including the remeasurement of derivatives, can result in significant transactional foreign currency fluctuations at points in time, but will generally be offset as the underlying hedged item is recognized in earnings. The effects of foreign currency fluctuations, excluding the earnings impact of the underlying hedged item, decreased net earnings for the year ended December 31, 2018 by less than $0.3 billion.

See Note 20 to the consolidated financial statements for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

GE 2018 FORM 10-K 49

MD&A	CAPITAL RESOURCES AND LIQUIDITY

STATEMENT OF CASH FLOWS – OVERVIEW FROM 2016 THROUGH 2018
We manage the cash flow performance of our industrial and financial services businesses separately.  We therefore believe it is useful to report separate GE and GE Capital columns in our Statement of Cash Flows because it enables us and our investors to evaluate the cash from operating activities of our industrial businesses (the principal source of cash generation for our industrial businesses) separately from the financing cash flows of our financial services business, as well as to evaluate the cash flows between our industrial businesses and GE Capital.

All other operating activities reflect cash sources and uses as well as non-cash adjustments to net earnings (loss). See Note 23 to the consolidated financial statements for further information regarding All other operating activities, All other investing activities and All other financing activities for both GE and GE Capital.

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

See the Intercompany Transactions between GE and GE Capital section within this MD&A and Notes 4 and 24 to the consolidated financial statements for further information regarding certain transactions affecting our consolidated Statement of Cash Flows.

2018 – 2017 COMMENTARY:
GE cash from operating activities was $2.3 billion in 2018 compared with $11.0 billion in 2017. The decrease of $8.8 billion was primarily due to the following:

•	No common dividends were paid by GE Capital to GE in 2018 compared with $4.0 billion in 2017.

•
Cash generated from GE CFOA (excluding common dividends received from GE Capital in 2017) amounted to $2.3 billion in 2018 (including $1.8 billion from Oil & Gas CFOA) and $7.0 billion in 2017 (including $0.5 billion used for Oil & Gas CFOA), primarily due to the following:

•
Net earnings for cash flows plus depreciation and amortization of property, plant and equipment, amortization of intangible assets, goodwill impairments, gains on sales of business interests and provisions for income taxes of $7.1 billion in 2018 compared with $6.7 billion in 2017. Net earnings for cash flows included pre-tax restructuring and other charges of $2.9 billion in 2018 compared with $3.9 billion in 2017.

•
Principal pension plan contributions of $6.3 billion (including $6.0 billion related to the GE Pension Plan) in 2018 compared with $2.0 billion (including $1.7 billion related to the GE Pension Plan) in 2017.

•	Lower taxes paid of $1.8 billion in 2018 compared with $2.7 billion in 2017.

•
Lower growth in contract and other deferred assets of $0.1 billion in 2018 compared with $1.9 billion in 2017, primarily due to the timing of revenue recognized relative to the timing of billings and collections on our long-term equipment agreements, primarily in our Power and Oil & Gas segments, partially offset by our Aviation and Healthcare segments and lower cash used for deferred inventory, primarily in our Power segment.

•
Cash generated from working capital of an insignificant amount in 2018 compared with $2.8 billion in 2017. This was primarily due: to an increase in cash used for inventories of $2.1 billion, mainly in our Oil & Gas, Aviation, Transportation and Healthcare segments, partially offset by our Power segment; an increase in cash used from progress collections of $2.1 billion, mainly in our Power and Aviation segments, partially offset by our Renewable Energy segment; and an increase in cash used for current receivables of $1.5 billion across all segments excluding Oil & Gas. These increases in cash used for working capital were partially offset by an increase in cash generated from accounts payable of $3.0 billion, mainly in our Aviation, Oil & Gas and Renewable Energy segments.

•	The effects of the BHGE Class B shareholder dividends of $0.5 billion and $0.3 billion received in 2018 and 2017, respectively, are eliminated from GE CFOA.

GE 2018 FORM 10-K 50

MD&A	CAPITAL RESOURCES AND LIQUIDITY

GE cash from investing activities was $2.3 billion in 2018 compared with cash used for investing activities of $8.3 billion in 2017. The $10.6 billion increase in cash generated was primarily due to the following:

•
Business acquisitions of $0.1 billion in 2018, compared with $6.1 billion in 2017, mainly driven by the Baker Hughes transaction for $3.4 billion ($7.5 billion cash consideration, less $4.1 billion of cash assumed), LM Wind Power for $1.7 billion (net of cash acquired) and ServiceMax for $0.9 billion (net of cash acquired).

•
Proceeds from business dispositions (net of cash transferred) of $6.5 billion in 2018, primarily from the sale of our Distributed Power business for $2.8 billion, our Industrial Solutions business for $2.2 billion and our Value-Based Care business for $1.0 billion, compared with $3.1 billion in 2017, mainly driven by the sale of our Water business for $2.9 billion.

•
Lower additions to property, plant and equipment and internal-use software of $3.6 billion in 2018 (including $1.0 billion at Oil & Gas), compared with $4.7 billion in 2017 (including $0.5 billion at Oil & Gas).

GE cash used for financing activities was $2.3 billion in 2018 compared with cash from financing activities of $4.6 billion in 2017. The $6.9 billion increase in cash used was primarily due to the following:

•
A net increase in borrowings of $3.6 billion in 2018, mainly driven by intercompany loans from GE Capital to GE of $6.5 billion (including $6.0 billion to fund contributions to the GE Pension Plan), partially offset by net repayments of debt of $2.9 billion (including $0.8 billion at BHGE), compared with a net increase in borrowings of $16.0 billion in 2017, mainly driven by the issuance of long-term debt of $12.5 billion (including $4.0 billion at BHGE), primarily to fund acquisitions, and long-term loans from GE Capital to GE of $7.3 billion, partially offset by maturity of long-term debt of $4.0 billion and the settlement of the remaining portion of a 2016 short-term loan from GE Capital to GE of $1.3 billion.

•	The acquisition of Alstom's interest in grid technology, renewable energy, and global nuclear and French steam power joint ventures for $3.1 billion in 2018.

•	BHGE net stock repurchases and dividends to noncontrolling interests of $0.7 billion in 2018, compared with $0.3 billion in 2017.

•	These increases in cash used were partially offset by the following decreases:

•	Common dividends paid to shareowners of $4.2 billion in 2018, compared with $8.4 billion in 2017.

•	An insignificant amount of net repurchases of GE treasury shares in 2018, compared with net repurchases of $2.6 billion in 2017.

•	Proceeds from BHGE's public share offering of $2.3 billion in 2018.

2017 – 2016 COMMENTARY:
GE cash from operating activities was $11.0 billion in 2017 compared with $30.0 billion in 2016. The decrease of $18.9 billion was primarily due to the following:

•	GE Capital paid common dividends to GE totaling $4.0 billion in 2017 compared with $20.1 billion in 2016.

•
Cash generated from GE CFOA (excluding common dividends received from GE Capital) amounted to $7.0 billion in 2017 (including $0.5 billion used for Oil & Gas CFOA) and $9.9 billion in 2016, primarily due to the following:

•
Net earnings for cash flows plus depreciation and amortization of property, plant and equipment, amortization of intangible assets, goodwill impairments, gains on sales of business interests and provisions for income taxes of $6.7 billion in 2017 compared with $9.9 billion in 2016. Net earnings for cash flows included pre-tax restructuring and other charges of $3.9 billion in 2017 compared with $3.4 billion in 2016.

•
Principal pension plan contributions of $2.0 billion (including $1.7 billion related to the GE Pension Plan) in 2017 compared with $0.6 billion (including $0.3 billion related to the GE Pension Plan) in 2016.

•
Lower growth in contract and other deferred assets of $1.9 billion in 2017 compared with $2.6 billion in 2016, primarily due to the timing of revenue recognized relative to the timing of billings and collections on our long-term service agreements, mainly in our Aviation segment.

•
Cash generated from working capital of $2.8 billion in 2017 compared with $3.7 billion in 2016. This was primarily due to: an increase in cash used for accounts payable of $2.2 billion, mainly in our Power, Aviation and Renewable Energy segments; a decrease in cash generated from current receivables of $0.6 billion, mainly in our Oil & Gas segment (primarily due to the cessation of sales of current receivables to GE Capital in the fourth quarter of 2017), partially offset by our Renewable Energy segment; and a decrease in progress collections of an insignificant amount, driven by our Power segment, offset by the benefit from the timing of progress collections received in the fourth quarter of 2017 of approximately $0.7 billion (primarily in our Aviation segment). These decreases in working capital were partially offset by an increase in cash generated from inventories of $2.0 billion, mainly in our Power, Aviation, Healthcare and Oil & Gas segments and in our Appliances business, due to inventory build in the first half of 2016 which did not reoccur in 2017 as a result of the sale of the business in the second quarter of 2016.

•	The effect of BHGE Class B shareholder dividends of $0.3 billion received in 2017 is eliminated from GE CFOA.

GE 2018 FORM 10-K 51

MD&A	CAPITAL RESOURCES AND LIQUIDITY

GE cash used for investing activities was $8.3 billion in 2017 compared with $1.7 billion in 2016. The increase of $6.6 billion was primarily due to the following:

•
Business acquisition activities of $6.1 billion in 2017, primarily driven by the Baker Hughes transaction for $3.4 billion ($7.5 billion cash consideration, less $4.1 billion of cash assumed), LM Wind Power for $1.7 billion (net of cash acquired) and ServiceMax for $0.9 billion (net of cash acquired), compared with business acquisitions of $2.3 billion in 2016, which included two European 3-D printing companies in our Aviation segment for $1.1 billion (net of cash acquired).

•
Business disposition proceeds of $3.1 billion in 2017, primarily driven by the sale of our Water business for $2.9 billion (net of cash transferred) in 2017, compared with proceeds of $5.4 billion in 2016, primarily driven by the sale of our Appliances business for $4.8 billion and the sale of GEAM for $0.4 billion.

•	Net cash paid for settlements of derivative hedges of $1.1 billion in 2017.

GE cash from financing activities was $4.6 billion in 2018 compared with cash used for financing activities of $27.4 billion in 2016. The $31.9 billion increase in cash generated was primarily due to the following:

•	Net repurchases of GE treasury shares of $2.6 billion and $21.4 billion in 2017 and 2016, respectively.

•
A net increase in borrowings of $16.0 billion in 2017, mainly driven by the issuance of long-term debt of $12.5 billion, (including $4.0 billion at BHGE) and long-term loans from GE Capital to GE of $7.3 billion, partially offset by maturity of long-term debt of $4.0 billion and the settlement of the remaining portion of a 2016 short-term loan from GE Capital to GE of $1.3 billion, compared with a net increase in borrowings of $2.8 billion in 2016, including a short-term loan from GE Capital to GE of $1.3 billion.

GE CAPITAL CASH FLOWS
2018 – 2017 COMMENTARY:
GE Capital cash from operating activities was $1.6 billion in 2018 compared with $2.4 billion in 2017. The decrease of $0.8 billion was primarily due to the following:

•
Net increase in cash collateral and settlements paid to counterparties on derivative contracts of $1.5 billion partially offset by a general increase in cash generated from earnings (loss) from continuing operations.

GE Capital cash from investing activities was $11.8 billion in 2018 compared with $8.2 billion in 2017. The increase of $3.5 billion was primarily due to the following:

•	Higher collections of financing receivables of $7.1 billion.

•	Proceeds from the sales of EFS' debt origination business and EFS equity investments of $6.1 billion in 2018.

•	These increases in cash were partially offset by the following decreases:

•	A decrease in net investment securities of $4.6 billion: $2.5 billion in 2018 compared with $7.1 billion in 2017.

•	An increase in net additions to property, plant and equipment of $1.6 billion.

•	Net proceeds from sales of discontinued operations of an insignificant amount in 2018 compared with $1.5 billion in 2017.

•	An increase in net intercompany loans from GE Capital to GE of $6.5 billion in 2018 compared with $5.9 billion in 2017.

•	A general reduction in funding related to discontinued operations.

GE Capital cash used for financing activities was $23.9 billion in 2018 compared with $23.6 billion in 2017. The increase of $0.3 billion was primarily due to the following:

•	Higher net repayments of borrowings of $21.1 billion in 2018 compared with $19.0 billion in 2017.

•	A net increase in derivative cash settlements paid of $2.0 billion.

•	These increases in cash used were partially offset by the following decrease:

•	GE Capital paid no common dividends to GE in 2018 compared with $4.0 billion in 2017.

2017 – 2016 COMMENTARY:
GE Capital cash from operating activities was $2.4 billion in 2017 compared with cash used for operating activities of $0.2 billion in 2016. The $2.6 billion increase in cash generated was primarily due to the following:

•	Lower cash paid for income taxes and interest of $2.3 billion.

•
Net increase in cash collateral and settlements received from counterparties on derivative contracts of $1.2 billion and a general decrease in cash generated from earnings (loss) from continuing operations.

GE 2018 FORM 10-K 52

MD&A	CAPITAL RESOURCES AND LIQUIDITY

GE Capital cash from investing activities was $8.2 billion in 2017 compared with $59.8 billion in 2016. The decrease of $51.5 billion was primarily due to the following:

•	Net proceeds from the sales of our discontinued operations of $1.5 billion in 2017 compared to $59.9 billion in 2016.

•	Maturities of $10.4 billion related to interest bearing time deposits in 2016.

•
Long-term loans from GE Capital to GE of $7.3 billion, partially offset by the settlement of the remaining portion of 2016 short-term loan from GE Capital to GE of $1.3 billion in 2017, compared to the issuance of a short-term loan from GE Capital to GE of $1.3 billion in 2016.

•	Net cash paid for derivative settlements of an insignificant amount in 2017 compared to net cash received from derivative settlements of $0.4 billion in 2016.

•	These decreases were partially offset by the following increases:

•	Net investment securities of $18.4 billion related to net maturities of $7.1 billion in 2017 compared to net purchases of investment securities of $11.2 billion in 2016.

•	Higher collections of financing receivables of $4.2 billion in 2017.

•	A general reduction in funding related to discontinued operations.

GE Capital cash used for financing activities was $23.6 billion in 2017 compared with $81.7 billion in 2016. The decrease of $58.0 billion was primarily due to the following:

•	Lower net repayments of borrowings of $19.0 billion in 2017 compared to $58.8 billion in 2016.

•	GE Capital paid common dividends to GE totaling $4.0 billion in 2017 compared to $20.1 billion in 2016.

INTERCOMPANY TRANSACTIONS BETWEEN GE AND GE CAPITAL
GE Capital, the financial arm of GE, provides financial and intellectual capital to GE’s industrial businesses and its customers. GE Capital enables GE orders by either providing direct financing for a GE transaction or by bringing market participants together that result in industrial sales. On January 16, 2018, we announced plans to take actions to make GE Capital smaller and more focused, including a substantial reduction in the size of GE Capital's EFS and IF businesses over the next 24 months. We will retain origination capabilities to support our industrial businesses, however, we will transition to more funding by the capital markets, including export credit agencies and financial institutions. The transactions where GE and GE Capital are directly involved are made on arm's length terms and are reported in the GE and GE Capital columns of our financial statements, which we believe provide useful supplemental information to the consolidated column of our Statement of Cash Flows. These transactions include, but are not limited to, the following:

•	GE Capital dividends to GE,

•	GE Capital working capital services to GE, including trade receivables and supply chain finance programs,

•	GE Capital enabled GE industrial orders, including related GE guarantees to GE Capital,

•	GE Capital financing of GE long-term receivables, and

•	Aircraft engines, power equipment, renewable energy equipment and healthcare equipment manufactured by GE that are installed on GE Capital investments, including leased equipment.
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

CASH FLOWS
DIVIDENDS
GE did not receive a common dividend distribution from GE Capital in 2018 and it does not expect to for the foreseeable future. GE Capital paid $4.0 billion and $20.1 billion of common dividends to GE in 2017 and 2016, respectively.

GE 2018 FORM 10-K 53

MD&A	CAPITAL RESOURCES AND LIQUIDITY

SALE OF RECEIVABLES
In order to manage short-term liquidity and credit exposure, GE sells current receivables to GE Capital and other third parties in part to fund the growth of our industrial businesses. During any given period, GE receives cash from the sale of receivables to GE Capital and other third parties, and it therefore forgoes the future collections of cash on receivables sold, as GE Capital and the other third parties are entitled to receive the cash from the customer. GE also leverages GE Capital for its expertise in receivables collection services and sales of receivables to GE Capital are made on arm’s length terms. These transactions can result in cash generation or cash use in our consolidated Statement of Cash Flows. The incremental amount of cash received from sales of receivables in excess of the cash GE would have otherwise collected had these receivables not been sold represents the cash generated or used in the period relating to this activity. The impact from current receivables sold to GE Capital, including current receivables subsequently sold to third parties, decreased GE’s CFOA by $3.6 billion and $2.0 billion in 2018 and 2017, respectively and increased GE's CFOA by $2.1 billion in 2016.

As of December 31, 2018, including the deferred purchase price on our receivables facility, GE Capital had approximately $4.9 billion recorded on its balance sheet related to current receivables purchased from GE. Of the current receivables purchased and retained by GE Capital, approximately 31% had been sold by GE to GE Capital with full or limited recourse (i.e., GE retains all or some risk of default). The evaluation of whether recourse transactions qualify for accounting derecognition is based, in part, upon the legal jurisdiction of the sale; as such, the majority of recourse transactions outside the U.S. qualify for sale treatment. The effect on GE CFOA of claims by GE Capital on receivables sold with full or limited recourse to GE has not been significant for the years ended December 31, 2018, 2017 and 2016.

In December 2016, GE Capital entered into a receivables facility with members of a bank group, designed to provide extra liquidity to
GE. The receivables facility allows us to sell eligible current receivables on a non-recourse basis for cash and a deferred purchase price to members of the bank group. The purchase commitment of the bank group reduced from $3.8 billion in 2017 to $3.6 billion in 2018. See Note 4 to the consolidated financial statements for further information.

On December 21, 2018, GE Capital entered into a new revolving current receivables facility with a third-party securitization entity. This facility, whose maximum size is $1.5 billion, will expire in one year unless extended. In contrast to the aforementioned receivables facility, the Company has no remaining risk in respect of current receivables purchased by the third-party entity. Borrowings of $0.6 billion were repaid concurrently with the first sale to the third-party securitization. See Note 4 to the consolidated financial statements for further information.

In certain circumstances, GE provided customers primarily within our Power, Renewable Energy and Aviation businesses with extended payment terms for the purchase of new equipment, purchases of significant upgrades and for fixed billings within our long-term service agreements. Similar to current receivables, GE sold these long-term receivables to GE Capital to manage short-term liquidity and fund growth. These transactions were made on arm's length terms and any fair value adjustments, primarily related to time value of money, were recognized within the respective GE Industrial business in the period these receivables were sold to GE Capital. GE Capital accretes financing income over the life of the receivables. Financing income is eliminated in our consolidated results. In addition, the long-term portion of any remaining outstanding receivables as of the end of the period are reflected in "All other assets" within our consolidated Statement of Financial Position. Related to GE long-term customer receivables outstanding, assets at GE Capital included $1.0 billion, $2.1 billion and $1.9 billion, net of deferred income of approximately $0.1 billion, $0.3 billion and $0.3 billion recorded in its balance sheet at December 31, 2018, 2017 and 2016, respectively. The effect of cash generated from the sale of these long-term receivables to GE Capital decreased GE's CFOA by $0.9 billion in 2018, and increased GE's CFOA by $0.3 billion and $1.6 billion in 2017 and 2016, respectively.

SUPPLY CHAIN FINANCE PROGRAMS
GE’s industrial businesses participate in a supply chain finance program with GE Capital where GE Capital may settle supplier invoices early in return for early pay discounts. In turn, GE settles invoices with GE Capital in accordance with the original supplier payment terms. The GE liability associated with the funded participation in the program is presented as accounts payable and amounted to $5.4 billion and $5.2 billion at December 31, 2018 and 2017, respectively.

At December 31, 2018, $0.4 billion of the GE accounts payable balance is subject to supply chain finance programs with third parties. The terms of these arrangements do not alter our obligation to our suppliers and service providers which arise from our contractual supply agreements with them. Our payment obligation to suppliers and service providers continues to exist until we settle our obligation on the contractual payment dates and terms specified in the underlying supply contracts.

On January 16, 2019 we announced the sale of GE Capital’s supply chain finance program platform to MUFG Union Bank, N.A. and our intent to start transitioning our existing program to a program with that party. The GE funded participation in the GE Capital program will continue to be settled following the original invoice payment terms with expectation that the majority of the transition will occur over 18 to 24 months. GE CFOA could be adversely affected should certain suppliers not transition to the new third-party program and we elect to take advantage of early pay discounts on trade payables offered by those suppliers.

GE 2018 FORM 10-K 54

MD&A	CAPITAL RESOURCES AND LIQUIDITY

ENABLED ORDERS
Enabled orders represent the act of introducing, elevating and influencing customers and prospects that result in industrial sales, potentially coupled with captive financing or incremental products or services. During the years ended December 31, 2018 and 2017, GE Capital enabled $10.1 billion and $14.4 billion of GE industrial orders, respectively. In 2018 orders are primarily with our Renewable Energy ($3.8 billion), Power ($2.4 billion) and Healthcare ($2.1 billion) businesses. Most of the financing for these enabled orders is through third-parties including export credit agencies and financial institutions.

AVIATION
During the years ended December 31, 2018 and 2017, GE Capital acquired 64 aircraft (list price totaling $7.8 billion) and 50 aircraft (list price totaling $6.6 billion), respectively, from third parties that will be leased to others, which are powered by engines that were manufactured by GE Aviation and affiliates and made payments related to spare engines and engine parts to GE Aviation and affiliates of $0.4 billion and $0.1 billion, respectively. Additionally, GE Capital had $1.2 billion of net book value of engines, originally manufactured by GE Aviation and affiliates and subsequently leased back to GE Aviation and affiliates at both December 31, 2018 and 2017.

PENSIONS
GE Capital is a member of certain GE Pension Plans. As a result of the GE Capital Exit Plan, GE Capital will have additional funding obligations for these pension plans. These obligations are recognized as an expense in GE Capital’s other continuing operations when they become probable and estimable. The additional funding obligations recognized by GE Capital were zero, $0.2 billion and $0.6 billion for the years ended December 31, 2018, 2017 and 2016, respectively.

On a consolidated basis, the additional required pension funding and any related assumption fees do not affect current period earnings. Any additional required pension funding will be reflected as a reduction of the pension liability when paid.

GE GUARANTEE OF GE CAPITAL THIRD-PARTY TRANSACTIONS
In certain instances, GE provides guarantees for GE Capital transactions with third parties primarily in connection with enabled orders. In order to meet its underwriting criteria, GE Capital may obtain a direct guarantee from GE related to the performance of the third party. GE guarantees can take many forms and may include, but not be limited to, direct performance or payment guarantees, return on investment guarantees, asset value guarantees and loss pool arrangements. As of December 31, 2018, GE had outstanding guarantees to GE Capital on $1.4 billion of funded exposure and $0.9 billion of unfunded commitments. The recorded contingent liability for these guarantees was $0.1 billion as of December 31, 2018 and is based on individual transaction level defaults, losses and/or returns.

GE GUARANTEE OF CERTAIN GE CAPITAL DEBT
GE provides implicit and explicit support to GE Capital through commitments, capital contributions and operating support. As previously discussed, GE debt assumed from GE Capital in connection with the merger of GE Capital into GE was $36.3 billion and GE guaranteed $37.7 billion of GE Capital debt at December 31, 2018. See Note 11 to the consolidated financial statements for further information.

GE 2018 FORM 10-K 55

MD&A	CAPITAL RESOURCES AND LIQUIDITY

CONTRACTUAL OBLIGATIONS
As defined by reporting regulations, our contractual obligations for estimated future payments as of December 31, 2018, follow.

	Payments due by period
					2024 and
(In billions)	Total	2019	2020-2021	2022-2023	thereafter

Borrowings (Note 11)	$110.0	$13.1	$27.2	$17.1	$52.6
Interest on borrowings	31.8	3.3	4.9	3.9	19.7
Purchase obligations(a)(b)	62.3	26.7	19.5	12.5	3.6
Insurance liabilities (Note 12)(c)	35.4	2.6	4.1	4.2	24.5
Operating lease obligations (Note 26)	5.6	1.1	1.7	1.2	1.6
Other liabilities(d)	67.0	7.9	8.6	9.6	40.9
Contractual obligations of discontinued operations(e)	2.9	2.2	0.4	0.1	0.2

(a)
Included all take-or-pay arrangements, capital expenditures, contractual commitments to purchase equipment that will be leased to others, software acquisition/license commitments, contractual minimum programming commitments and any contractually required cash payments for acquisitions.

(b)
Excluded funding commitments entered into in the ordinary course of business. See Notes 20 and 22 to the consolidated financial statements for further information on these commitments and other guarantees.

(c)	Included all contracts associated with our run-off insurance operations and represents the present value of future policy benefit and claim reserves.

(d)
Included an estimate of future expected funding requirements related to our postretirement benefit plans and included liabilities for unrecognized tax benefits. Because their future cash outflows are uncertain, the following non-current liabilities are excluded from the table above: derivatives, deferred income and other sundry items. See Notes 13, 14 and 20 to the consolidated financial statements for further information on certain of these items.

(e)	Included payments for other liabilities.

CRITICAL ACCOUNTING ESTIMATES
Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. Many of these estimates include determining fair value. All of these estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their potential effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that the judgments and estimates described below could change, which may result in future impairments of investment securities, goodwill, intangibles and long-lived assets, revisions to estimated profitability on long-term service agreements, incremental losses on financing receivables, increases in reserves for contingencies and insurance, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other effects. Also see Note 1 to the consolidated financial statements, which discusses our most significant accounting policies.

REVENUE RECOGNITION ON LONG-TERM SERVICES AGREEMENTS
We have long-term service agreements with our customers predominately within our Power, Aviation, Transportation and Oil & Gas segments. These agreements require us to maintain the customers’ assets over the contract term. Contract terms are generally 5 to 25 years. However, contract modifications that extend or revise contracts are not uncommon.

We recognize revenue as we perform under the arrangements based upon costs incurred at the estimated margin rate of the contract. Revenue recognition on long-term services agreements requires estimates of both customer payments expected to be received over the contract term as well as the costs to perform required maintenance services.

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

GE 2018 FORM 10-K 56

MD&A	CRITICAL ACCOUNTING ESTIMATES

We routinely review estimates under long-term services agreements and regularly revise them to adjust for changes in outlook. These revisions are based on objectively verifiable information that is available at the time of the review. Contract modifications that change the rights and obligations, as well as the nature timing and extent of future cash flows, are effectively accounted for as a new contract.

The difference between the timing of our revenue recognition and cash received from our customers results in either a contract asset (revenue in excess of billings) or a contract liability (billing in excess of revenue). As of December 31, 2018, and 2017, we are in a net contract asset position of $6.8 billion and $6.9 billion, including contracts in liability position totaling $5.2 billion and $5.5 billion, respectively.

We regularly assess expected billings adjustments and customer credit risk inherent in the carrying amounts of receivables and contract assets and estimated earnings, including the risk that contractual penalties may not be sufficient to offset our accumulated investment in the event of customer termination. We gain insight into future utilization and cost trends, as well as credit risk, through our knowledge of the installed base of equipment and the close interaction with our customers that comes with supplying critical services and parts over extended periods. Revisions may affect a long-term services agreement’s total estimated profitability resulting in an adjustment of earnings; such adjustments decreased earnings by $(0.2) billion in 2018 and increased earnings by $0.5 billion and $0.7 billion in 2017 and 2016, respectively.

On December 31, 2018, our net long-term service agreements balance of $6.8 billion represents approximately 3.8% of our total estimated life of contract billings of $180.3 billion. Our contracts (on average) are approximately 20.1% complete based on costs incurred to date and our estimate of future costs. Revisions to our estimates of future billings or costs that increase or decrease total estimated contract profitability by one percentage point would increase or decrease the long-term service agreements balance by $0.4 billion. Cash billings collected on these contracts were $11.9 billion and $11.6 billion during the years ended December 31, 2018 and 2017, respectively.

See Notes 1 and 10 to the consolidated financial statements for further information.

FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value every reporting period include investments in debt and equity securities and derivatives. Other assets and liabilities are subject to fair value measurements only in certain circumstances, including purchase accounting applied to assets and liabilities acquired in a business combination, impaired loans that have been reduced based on the fair value of the underlying collateral, equity securities without readily determinable fair value and equity method investments and long-lived assets that are written down to fair value when they are impaired. Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired and integrate the acquisition as soon as practicable. The size, scope and complexity of an acquisition will affect the time it takes to obtain the necessary information to record the acquired assets and liabilities at fair value. It may take up to one year to finalize the initial fair value estimates used in the preliminary purchase accounting. Accordingly, it is reasonably likely that our initial estimates will be subsequently revised, which could affect carrying amounts of goodwill, intangibles and potentially other assets and liabilities in our financial statements. Assets that are written down to fair value, less cost to sell when impaired are not subsequently adjusted to fair value unless further impairment occurs.

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

See Notes 1, 3, 8, 19 and 20 to the consolidated financial statements for further information on fair value measurements and related matters.

ASSET IMPAIRMENT
Asset impairment assessment involves various estimates and assumptions that may leverage the fair value measurements described above and include:

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

GE 2018 FORM 10-K 57

MD&A	CRITICAL ACCOUNTING ESTIMATES

See Notes 1 and 3 to the consolidated financial statements for further information about the determination of fair value for investment securities and actual and potential impairment losses.

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

Our operating lease portfolio of commercial aircraft is a significant concentration of assets in Capital, and is particularly subject to market fluctuations. Therefore, we test recoverability of each aircraft in our operating lease portfolio at least annually. Additionally, we perform quarterly evaluations in circumstances such as when aircraft are re-leased, current lease terms have changed or a specific lessee’s credit standing changes. We consider market conditions, such as global demand for commercial aircraft. Estimates of future rentals and residual values are based on historical experience and information received routinely from independent appraisers. Estimated cash flows from future leases are reduced for expected downtime between leases and for estimated costs required to prepare aircraft to be redeployed. Fair value used to measure impairment is based on management's best estimates which are benchmarked against third-party appraiser current market values for aircraft of similar type and age. See Notes 7 and 22 to the consolidated financial statements for further information on impairment losses and our exposure to the commercial aviation industry.

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

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our annual reporting unit valuations ranged from 9.5% to 23.0%.

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

GE 2018 FORM 10-K 58

MD&A	CRITICAL ACCOUNTING ESTIMATES

The determination of fair value for businesses and assets held for sale involves significant judgments and assumptions. Development of estimates of fair values in this circumstance is complex and is dependent upon, among other factors, the nature of the potential sales transaction (for example, asset sale versus sale of legal entity), composition of assets and/or businesses in the disposal group, the comparability of the disposal group to market transactions, negotiations with third-party purchasers, etc. Such factors bear directly on the range of potential fair values and the selection of the best estimates. Key assumptions are developed based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction.

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

Projected benefit obligations are measured as the present value of expected payments. We discount those cash payments using the weighted average of market-observed yields for high-quality fixed-income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and generally increase subsequent-year pension expense; higher discount rates decrease present values and generally reduce subsequent-year pension expense.

Our discount rates for principal pension plans at December 31, 2018, 2017 and 2016 were 4.34%, 3.64% and 4.11%, respectively, reflecting market interest rates.

To determine the expected long-term rate of return on pension plan assets, we consider our asset allocation, as well as historical and expected returns on various categories of plan assets. In developing future long-term return expectations for our principal benefit plans’ assets, we formulate views on the future economic environment, both in the U.S. and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields and spreads, using both internal and external sources. We also take into account expected volatility by asset class and diversification across classes to determine expected overall portfolio results given our asset allocation. Assets in our principal pension plans declined 5.4% in 2018, and had annualized returns of 4.1%, 6.9% and 7.5% in the 5-, 10- and 25-year periods ended December 31, 2018, respectively. Based on our analysis of future expectations of asset performance, past return results, and our asset allocation, we have assumed a 6.75% long-term expected return on those assets for cost recognition in 2019 and 2018 as compared to 7.50% in 2017 and 2016.

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

See Other Consolidated Information – Postretirement Benefit Plans section within this MD&A and Note 13 to the consolidated financial statements for further information on our pension plans.

INCOME TAXES
Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rate on our global operations. In addition to local country tax laws and regulations, this rate can depend on the extent earnings are indefinitely reinvested outside the U.S. Historically U.S. taxes were due upon repatriation of foreign earnings. Due to the enactment of U.S. tax reform, most repatriations of foreign earnings will be free of U.S. federal income tax but may incur withholding or state taxes. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the Company. Most of these earnings have been reinvested in active non-U.S. business operations. At December 31, 2018, we have not changed our indefinite reinvestment decision as a result of tax reform but will reassess this on an ongoing basis.

GE 2018 FORM 10-K 59

MD&A	CRITICAL ACCOUNTING ESTIMATES

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. We use our historical experience and our short- and long-range business forecasts to provide insight. Further, our global and diversified business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. Amounts recorded for deferred tax assets related to non-U.S. net operating losses, net of valuation allowances, were $3.1 billion and $3.7 billion at December 31, 2018 and 2017, including $0.3 billion and $0.3 billion at December 31, 2018 and 2017, respectively, of deferred tax assets, net of valuation allowances, associated with losses reported in discontinued operations, primarily related to our Real Estate and Consumer businesses and our loss on the sale of GE Money Japan. Such year-end 2018 amounts are expected to be fully recoverable within the applicable statutory expiration periods. To the extent we consider it more likely than not that a deferred tax asset will not be recovered, a valuation allowance is established.

The 2017 impact of U.S. tax reform was recorded on a provisional basis as the legislation provides for additional guidance to be issued by the U.S. Department of the Treasury on several provisions including the computation of the transition tax on historic foreign earnings. This amount was adjusted in 2018 based on guidance issued during the year. Additional guidance may be issued after 2018 and any resulting effect will be recorded in the quarter of issuance.

Additionally, as part of U.S. tax reform, the U.S. has enacted a tax on “base eroding” payments from the U.S. We are continuing to evaluate the impact of this new provision on our operations and are taking restructuring actions to mitigate the impact from this provision. The U.S. has also enacted a minimum tax on foreign earnings (“global intangible low tax income”). Because we have tangible assets outside the U.S. and pay a rate of foreign tax above the minimum tax rate, we are not expecting a significant increase in tax liability from this new U.S. minimum tax. We have not made an accrual for the deferred tax effects of this tax.

See Other Consolidated Information – Income Taxes section within this MD&A and Note 14 to the consolidated financial statements for further information on income taxes.

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

See Notes 1, 19 and 20 to the consolidated financial statements for further information about our use of derivatives.

INSURANCE AND INVESTMENT CONTRACTS
Refer to the Other Items - Insurance section within this MD&A for further discussion of the accounting estimates and assumptions in our insurance reserves and their sensitivity to change. Also see Notes 1 and 12 to the consolidated financial statements for further information.

OTHER LOSS CONTINGENCIES
Other loss contingencies are uncertain and unresolved matters that arise in the ordinary course of business and result from events or actions by others that have the potential to result in a future loss. Such contingencies include, but are not limited to environmental obligations, litigation, regulatory investigations and proceedings, product quality and losses resulting from other events and developments.

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

GE 2018 FORM 10-K 60

MD&A	CRITICAL ACCOUNTING ESTIMATES

Disclosure is provided for material loss contingencies when a loss is probable but a reasonable estimate cannot be made, and when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. We regularly review all contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. As discussed above, development of a meaningful estimate of loss or a range of potential loss is complex when the outcome is directly dependent on negotiations with or decisions by third parties, such as regulatory agencies, the court system and other interested parties. Such factors bear directly on whether it is possible to reasonably estimate a range of potential loss and boundaries of high and low estimates.

See Note 22 to the consolidated financial statements for further information.

OTHER ITEMS
INSURANCE
The run-off insurance operations of North American Life and Health (NALH) primarily include Employers Reassurance Corporation (ERAC) and Union Fidelity Life Insurance Company (UFLIC). ERAC was formerly part of Employers Reinsurance Corporation (ERC) until the sale of ERC to Swiss Re in 2006. UFLIC was formerly part of Genworth Financial Inc. (Genworth) but was retained by GE after Genworth’s initial public offering in 2004.

ERAC primarily assumes long-term care insurance and life insurance from numerous cedents under various types of reinsurance treaties and stopped accepting new policies after 2008. UFLIC primarily assumes long-term care insurance, structured settlement annuities with and without life contingencies and variable annuities from Genworth and has been closed to new business since 2004. The vast majority of NALH’s reinsurance exposures are long-duration arrangements that still involve substantial levels of premium collections and benefit payments even though ERAC and UFLIC have not entered into new reinsurance treaties in about a decade.

Our run-off insurance liabilities primarily relate to individual long-term care insurance, structured settlement annuities and life insurance products. Long-term care insurance provides defined benefit levels of protection against the cost of long-term care services provided in the insured’s home or in assisted living or nursing home facilities. Structured settlement annuities typically provide fixed monthly or annual annuity payments for a set period of time or, in the case of a life-contingent structured settlement, for the life of the annuitant and may include a guaranteed minimum number of payments. Traditional life insurance triggers a payment in the event of death of a covered life.

In addition to NALH, Electric Insurance Company (EIC) is a property and casualty insurance company primarily providing insurance to GE and its employees with net claim reserves of $0.3 billion at December 31, 2018.

Insurance liabilities and annuity benefits amounted to $35.6 billion and $38.1 billion and as further described below, are primarily supported by investment securities of $32.9 billion and $32.4 billion and commercial mortgage loans of $1.7 billion and $1.5 billion at December 31, 2018 and 2017, respectively. Additionally, we expect to purchase approximately $11 billion of new assets through 2024 in conjunction with expected capital contributions from GE Capital to our insurance subsidiaries, of which approximately $1.9 billion was received in the first quarter of 2019. The insurance liabilities and annuity benefits primarily comprise a liability for future policy benefits for those insurance contract claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported. Presented in the table below are the reserve balances by insurance product.

December 31, 2018 (In millions)	Long-term care insurance contracts	Structured settlement annuities & life insurance contracts	Other contracts	Other adjustments	Total

Future policy benefit reserves	$16.0	$9.5	$0.2	$2.2	$27.9
Claim reserves(a)	3.9	0.2	1.2	—	5.3
Investment contracts(b)	—	1.2	1.1	—	2.4
Unearned premiums and other	—	0.2	0.1	—	0.3
	20.0	11.2	2.6	2.2	36.0
Eliminations	—	—	(0.4)	—	(0.4)
Total	$20.0	$11.2	$2.2	$2.2	$35.6
Percent of total	56%	31%	6%	6%	100%

GE 2018 FORM 10-K 61

MD&A	OTHER ITEMS

December 31, 2017 (In millions)	Long-term care insurance contracts	Structured settlement annuities & life insurance contracts	Other contracts	Other adjustments	Total

Future policy benefit reserves	$16.5	$9.3	$0.2	$4.6	$30.6
Claim reserves(a)	3.6	0.3	1.2	—	5.1
Investment contracts(b)	—	1.3	1.2	—	2.6
Unearned premiums and other	—	0.2	0.1	—	0.4
	20.2	11.1	2.8	4.6	38.6
Eliminations	—	—	(0.5)	—	(0.5)
Total	$20.2	$11.1	$2.3	$4.6	$38.1
Percent of total	53%	29%	6%	12%	100%

(a)	Other contracts included claim reserves of $0.3 billion and $0.4 billion related to short-duration contracts at EIC, net of eliminations, at December 31, 2018 and December 31, 2017, respectively.

(b)	Investment contracts are contracts without significant mortality or morbidity risks.

We regularly monitor emerging experience in our run-off insurance operations and industry developments to identify trends that may help us refine our reserve assumptions and evaluate opportunities to reduce our insurance risk profile and improve the results of our run-off insurance operations. These opportunities may include the pursuit of future premium rate increases and benefit reductions on long-term care insurance contracts with our ceding companies; recapture and reinsurance transactions to reduce risk where economically justified; investment strategies to improve asset and liability matching and enhance investment portfolio yields; managing our expense levels; and improving our financial and actuarial analytical capabilities.

KEY PORTFOLIO CHARACTERISTICS
Long-term care insurance contracts
The long-term care insurance contracts we reinsure provide coverage at varying levels of benefits to policyholders and may include attributes that could result in claimants being on claim for longer periods or at higher daily claim costs, or alternatively limiting the premium paying period. For example, policyholders with a lifetime benefit period receive coverage up to the specified daily maximum as long as the policyholder is claim eligible and receives care for covered services; inflation protection options increase the daily maximums to protect the policyholder from the rising cost of care with some options providing automatic annual increases of 3% to 5% or policyholder elected inflation-indexed increases for increased premium; joint life policies provide coverage for two lives which permit either life under a single contract to receive benefits at the same time or separately; and premium payment options may limit the period over which the policyholder pays premiums while still receiving coverage after premium payments cease, which may limit the impact of our future premium rate increases.

The ERAC long-term care insurance portfolio comprises about two-thirds of our total long-term care insurance reserves and is assumed from approximately 30 ceding companies through various types of reinsurance and retrocession contracts having complex terms and conditions. Compared to the overall long-term care insurance block, it has a lower average attained age with a larger number of policies (and covered lives, as over one-third of the policies are joint life policies), with lifetime benefit periods and/or with inflation protection options which may result in a higher potential for future claims.

The UFLIC long-term care insurance block comprises the remainder of our total long-term care insurance reserves and is more mature with policies that are more uniform, as it is assumed from a single ceding company, Genworth, and has fewer policies with lifetime benefit periods, no joint life policies and slightly more policies with inflation protection options.

Long-term care insurance policies allow the issuing insurance entity to increase premiums, or alternatively allow the policyholder the option to decrease benefits, with approval by state regulators, should actual experience emerge significantly worse than what was projected when such policies were initially underwritten. As a reinsurer, we are unable to directly or unilaterally pursue long-term care insurance premium rate increases. However, we engage actively with our ceding company clients in pursuing allowed long-term care insurance premium rate increases. The amount of times that rate increases have occurred varies by ceding company.

As further described within the Premium Deficiency Testing section below, we reconstructed our future claim cost projections in 2017 utilizing trends observed in our emerging experience for older claimant ages and later duration policies. Also described within that section are key assumption changes in 2018.

Presented in the table below are GAAP and statutory reserve balances and key attributes of our long-term care insurance portfolio.

GE 2018 FORM 10-K 62

MD&A	OTHER ITEMS

December 31, 2018 (Dollars in billions, except where noted)	ERAC	UFLIC	Total
Gross GAAP future policy benefit reserves and claim reserves	$14.1	$5.9	$19.9
Gross statutory future policy benefit reserves and claim reserves(a)	23.2	7.2	30.4
Number of policies in force	202,000	72,000	274,000
Number of covered lives in force	270,000	72,000	342,000
Average policyholder attained age	75	82	77
Gross GAAP future policy benefit reserve per policy (in actual dollars)	$60,000	$56,000	$59,000
Gross GAAP future policy benefit reserve per covered life (in actual dollars)	45,000	56,000	47,000
Gross statutory future policy benefit reserve per policy (in actual dollars)(a)	105,000	72,000	96,000
Gross statutory future policy benefit reserve per covered life (in actual dollars)(a)	79,000	72,000	77,000
Percentage of policies with:
Lifetime benefit period	70%	35%	60%
Inflation protection option	81%	91%	84%
Joint lives	34%	—%	25%
Percentage of policies that are premium paying	74%	83%	76%
Policies on claim	10,000	9,200	19,200

(a)
Statutory balances reflect recognition of the estimated remaining statutory increase in reserves of approximately $9 billion through 2023 under the permitted accounting practice discussed further below and in Note 12 to our consolidated financial statements.

Structured settlement annuities and life insurance contracts
We reinsure approximately 33,000 structured settlement annuities with an average attained age of 50. These structured settlement annuities were primarily underwritten on impaired lives (i.e., shorter-than-average life expectancies) at origination and have projected payments extending decades into the future. Our primary risks associated with these contracts include mortality (i.e., life expectancy or longevity), mortality improvement (i.e., assumed rate that mortality is expected to reduce over time), which may extend the duration of payments on life contingent contracts beyond our estimates, and reinvestment risk (i.e., a low interest rate environment may reduce our ability to achieve our targeted investment margins). Unlike long-term care insurance, structured settlement annuities offer no ability to require additional premiums or reduce benefits.

Our life reinsurance business typically covers the mortality risk associated with various types of life insurance policies that we reinsure from approximately 150 ceding company relationships where we pay a benefit based on the death of a covered life. Across our U.S. and Canadian life insurance blocks, we reinsure approximately $115 billion of net amount at risk (i.e., difference between the death benefit and any accrued cash value) from approximately 2.7 million policies with an average attained age of 57. In 2018, our incurred claims were approximately $0.7 billion with an average individual claim of approximately $55,000. The largest product types covered are 20-year level term policies which represent approximately 45% of the net amount at risk and are anticipated to lapse (i.e., the length of time a policy will remain in force) over the next 3 to 5 years as the policies reach the end of their 20-year level premium period.

Investment portfolio and other adjustments
Our insurance liabilities and annuity benefits are primarily supported by investment securities of $32.9 billion and $32.4 billion and commercial mortgage loans of $1.7 billion and $1.5 billion at December 31, 2018 and 2017, respectively. Our investment securities are classified as available-for-sale and comprise mainly investment-grade debt securities. The portfolio includes $2.2 billion of net unrealized gains that are recorded within Other comprehensive income, net of applicable taxes and other adjustments.

In calculating our future policy benefit reserves, we are required to consider the impact of net unrealized gains and losses on our available-for-sale investment securities supporting our insurance contracts as if those unrealized amounts were realized. To the extent that the realization of gains would result in a premium deficiency, a shadow adjustment is recorded to increase future policy benefit reserves with an after-tax offset to Other comprehensive income. At December 31, 2018, the entire $2.2 billion balance of net unrealized gains on our investment securities required a related increase to future policy benefit reserves. This adjustment decreased from $4.6 billion in 2017 to $2.2 billion in 2018 primarily from lower unrealized gains within the investment security portfolio supporting our insurance contracts in response to increased market yields. See Note 3 to our consolidated financial statements for further information about our investment securities.

We manage the investments in our run-off insurance operations under strict investment guidelines, including limitations on asset class concentration, single issuer exposures, asset-liability duration variances, and other factors to meet credit quality, yield, liquidity and diversification requirements associated with servicing our insurance liabilities under reasonable circumstances. Investing in these assets exposes us to both credit risk (i.e., debtor’s ability to make timely payments of principal and interest) and interest rate risk (i.e., market price, cash flow variability, and reinvestment risk due to changes in market interest rates). We regularly review investment securities for impairment using both quantitative and qualitative criteria.

GE 2018 FORM 10-K 63

MD&A	OTHER ITEMS

Additionally, our run-off insurance operations have approximately $0.7 billion of assets held by states or other regulatory bodies in statutorily required deposit accounts, and approximately $26.3 billion of assets held in trust accounts associated with reinsurance contracts in place between either ERAC or UFLIC as the reinsuring entity and a number of ceding insurers. Assets in these reinsurance trusts are held by an independent trustee for the benefit of the ceding insurer, and are subject to various investment guidelines as set forth in the respective reinsurance contacts.

We have studied and analyzed various options, along with several external investment advisors, to improve our investment yield subject to maintaining our ability to satisfy insurance liabilities when due, as well as considering our risk-based capital requirements, regulatory constraints, and tolerance for surplus volatility. With the expected capital contributions of $11 billion from GE Capital through 2024, of which approximately $1.9 billion was received in the first quarter of 2019, we intend to add new asset classes to further diversify our portfolio, including private equity, senior secured loans and infrastructure debt, among others. We also hired a new Chief Investment Officer in 2018 to oversee our entire investment process and will be adding further investment managers.

CRITICAL ACCOUNTING ESTIMATES
Our insurance reserves include the following key accounting estimates and assumptions described below.

Future policy benefit reserves
Future policy benefit reserves represent the present value of future policy benefits less the present value of future gross premiums based on actuarial assumptions including, but not limited to, morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates); morbidity improvement (i.e., assumed rate of improvement in morbidity in the future); mortality (i.e., life expectancy or longevity); mortality improvement (i.e., assumed rate that mortality is expected to reduce over time); policyholder persistency or lapses (i.e., the length of time a policy will remain in force); anticipated premium increases or benefit reductions associated with future in-force rate actions, including actions that are: (a) approved and not implemented, (b) filed but not yet approved and (c) estimated on future filings through 2028, on long-term care insurance policies; and interest rates. Assumptions are locked-in throughout the remaining life of a contract unless a premium deficiency develops.

Claim reserves
Claim reserves are established when a claim is incurred or is estimated to have been incurred and represents our best estimate of the present value of the ultimate obligations for future claim payments and claim adjustment expenses. Key inputs include actual known facts about the claim, such as the benefits available and cause of disability of the claimant, as well as assumptions derived from our actual historical experience and expected future changes in experience factors. Claim reserves are evaluated periodically for potential changes in loss estimates with the support of qualified actuaries, and any changes are recorded in earnings in the period in which they are determined.

Reinsurance recoverables
We cede insurance risk to third-party reinsurers for a portion of our insurance contracts, primarily on long-term care insurance policies. As we are not relieved from our primary obligation to policyholders or cedents, we record receivables that are estimated in a manner consistent with the future policy benefit reserves and claim reserves. Reserves ceded to reinsurers, net of allowance, were $2.3 billion and $2.5 billion at December 31, 2018 and 2017, respectively, and are included in the caption “Other GE Capital receivables” on our consolidated Statement of Financial Position.

PREMIUM DEFICIENCY TESTING
We annually perform premium deficiency testing in the aggregate across our run-off insurance portfolio. The premium deficiency testing assesses the adequacy of future policy benefit reserves, net of capitalized acquisition costs, using current assumptions without provision for adverse deviation. A comprehensive review of premium deficiency assumptions is a complex process and depends on a number of factors, many of which are interdependent and require evaluation individually and in the aggregate across all insurance products. The vast majority of our run-off insurance operations consists of reinsurance from multiple ceding insurance entities with underlying treaties having complex terms and conditions. Premium deficiency testing relies on claim and policy information provided by these ceding entities and considers the underlying treaties. In order to utilize that information for purposes of completing experience studies covering all key assumptions, we perform detailed procedures to conform and validate the data received from the ceding entities. Our long-term care insurance business includes coverage where credible claim experience for higher attained ages is still emerging and to the extent that future experience deviates from current expectations, new projections of claim costs extending over the expected life of the policies may be required. Significant uncertainties exist in making current projections for these long-term care insurance contracts that include consideration of a wide range of possible outcomes.

GE 2018 FORM 10-K 64

MD&A	OTHER ITEMS

The primary assumptions used in the premium deficiency tests include:
Morbidity. Morbidity assumptions used in estimating future policy benefit reserves are based on estimates of expected incidences of disability and claim costs, and include consideration of expected future morbidity and mortality improvement. For long-term care exposures, estimating expected future costs includes assessments of incidence (probability of having a claim), utilization (amount of available benefits expected to be incurred) and continuance (how long the claim will last). Prior to 2017, premium deficiency assumptions considered the risk of anti-selection by including issue age adjustments to morbidity based on an actuarial assumption that long-term care policies issued to younger individuals would exhibit lower expected incidences and claim costs than those issued to older policyholders. Recent claim experience and the development of reconstructed claim cost curves indicated minimal issue age differences impacting claim cost projections, and accordingly, beginning in 2017, issue age adjustments were no longer assumed in developing morbidity assumptions. Higher morbidity increases, while higher morbidity improvement decreases, the present value of expected future benefit payments.

Mortality. Mortality assumptions used in estimating future policy benefit reserves are based on published mortality tables as adjusted for the results of our experience studies and estimates of expected future mortality improvement. For life insurance products, higher mortality increases the present value of expected future benefit payments, while for annuity and long-term care insurance contracts, higher mortality decreases the present value of expected future benefit payments.

Discount rate. Interest rate assumptions used in estimating the present value of future policy benefit reserves are based on expected investment yields, net of related investment expenses and expected defaults. In estimating future yields, we consider the actual yields on our current investment securities held by our run-off insurance operations and the future rates at which we expect to reinvest any proceeds from investment security maturities and the projected future capital contributions into our run-off insurance operations. Higher future yields result in a higher discount rate and a lower present value of future policy benefit reserves.

Future long-term care premium rate increases. As a reinsurer, we rely upon the primary insurers that underwrite the underlying policies to file proposed rate increases to the relevant state insurance regulator as we have no ability to institute premium rate increases on the policyholders themselves. We consider recent experience of rate increase filings made by our ceding companies along with state insurance regulatory processes in establishing our current expectations. Higher future premium rate increases lower the present value of future policy benefit reserves.

During 2017, in response to elevated claim experience for a portion of our long-term care insurance contracts that was most pronounced for policyholders with higher attained ages, we initiated a comprehensive review of premium deficiency assumptions across all insurance products, which included reconstructing our future claim cost projections for long-term care contracts utilizing trends observed in our emerging experience for older claimant ages and later duration policies. Certain of our long-term care policyholders only recently started to reach the prime claim paying period and our new claim cost assumptions considered the emerging credibility of this claim data. In addition to the adverse impact from the revised future claim cost projections over a long-term horizon, our premium deficiency assumptions considered mortality, length of time a policy will remain in force and both near-term and longer-term investment return expectations. Future investment yields estimated in 2017 were lower than in previous premium deficiency tests, primarily due to the effect of near-term yields on approximately $14.5 billion of future expected capital contributions, as discussed below. The capital contributions will be invested at the current market yields which had the impact of lowering the average long-term investment yield used to calculate the discount rate and, as such, further adversely impacted the estimated premium deficiency. Our discount rate assumption for purposes of performing the 2017 premium deficiency assessments resulted in a weighted-average rate of approximately 5.67% compared to approximately 6.17% in 2016.

The 2017 test indicated a premium deficiency requiring the unlocking of reserves and resetting of actuarial assumptions to current assumptions. This resulted in a $9.5 billion pre-tax charge to earnings in 2017, which included a $0.4 billion impairment of deferred acquisition costs, a $0.2 billion impairment of present value of future profits, and an $8.9 billion increase in future policy benefit reserves. During 2018, we integrated these new assumptions into our systems and processes embedded in our framework of internal controls over financial reporting.

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

During the fourth quarter of 2018, we completed our annual premium deficiency test. This review included updated experience studies based on up to four quarters of additional data since the 2017 test and considered updated external input based on industry trends and adjustments to assumptions as a result. As we experienced a premium deficiency in 2017, our 2018 premium deficiency test started with a zero margin and accordingly, any adverse developments would result in a future charge to earnings. Based on this analysis, using our most recent future policy benefit reserve assumptions, we identified a premium deficiency which resulted in a $0.1 billion pre-tax charge to earnings in 2018. The increase to future policy benefit reserves was primarily attributable to the following key assumption changes:

GE 2018 FORM 10-K 65

MD&A	OTHER ITEMS

•
Increased discount rate assumptions in 2018 compared to our original estimate. Our revised reinvestment plan incorporates the remaining projected capital contribution of approximately $11 billion through 2024, of which approximately $1.9 billion was received in the first quarter of 2019, and introduction of strategic initiatives for the investment into new higher-yielding asset classes while maintaining an overall A-rated fixed income portfolio. These initiatives are the result of an extensive review in 2018 of our investment management opportunities including the engagement of external investment advisors. Our discount rate assumption for purposes of performing the premium deficiency assessments resulted in a weighted-average rate of approximately 6.04%, compared to approximately 5.67% in 2017. The increased discount rate favorably impacted our reserve margin by $1.9 billion;

•
Lower long-term care insurance morbidity improvement assumptions indicating less long-term improvement (1.25% per year) over shorter durations (between 12 and 20 years based on the average attained age of the underlying books of business) which adversely impacted our reserve margin by $1.2 billion;

•	Higher interest rates leading to higher inflation which increased projected utilization on long-term care insurance policies which adversely impacted our reserve margin by $0.3 billion;

•
Lower policy terminations on long-term care insurance policies and revisions to assumptions of future mortality primarily for older attained ages, based on experience analysis of internal and industry data, on life insurance products which adversely impacted our reserve margin by $0.2 billion and $0.3 billion, respectively; and

•
Higher levels of projected long-term care premium rate increases due to larger rate filings by some ceding companies than previously planned which favorably impacted our reserve margin by $0.2 billion. Our 2018 premium deficiency test includes approximately $1.7 billion of anticipated premium increases or benefit reductions associated with future in-force rate actions, including actions that are: (a) approved and not implemented, (b) filed but not yet approved and (c) estimated on future filings through 2028.

GAAP RESERVE SENSITIVITIES
The results of our premium deficiency testing are sensitive to the assumptions described above. Certain future adverse changes in our assumptions could result in the unlocking of reserves, resetting of actuarial assumptions to current assumptions, an increase to future policy benefit reserves and a charge to earnings. Considering the results of the 2018 premium deficiency test which reset our margin to zero, any future adverse changes in our assumptions could result in an increase to future policy benefit reserves. For example, adverse changes in key assumptions to our future policy benefits reserves, holding all other assumptions constant, would have the following effects as presented in the table below. Any favorable changes to these assumptions could result in additional margin in our premium deficiency test and higher income over the remaining duration of the portfolio, including higher investment income. The assumptions within our future policy benefit reserves are subject to significant uncertainties, including those inherent in the complex nature of our reinsurance treaties. Many of our assumptions are interdependent and require evaluation individually and in the aggregate across all insurance products. Small changes in the amounts used in the sensitivities or the use of different factors could result in materially different outcomes from those reflected below.

	2017 assumption	2018 assumption	Hypothetical change in 2018 assumption	Estimated increase to future policy benefit reserves (In billions, pre-tax)
Long-term care insurance morbidity improvement(a)	1.6% per year over 16 to 20 years	1.25% per year over 12 to 20 years	25 basis point reduction No morbidity improvement	$0.7 $3.7
Long-term care insurance morbidity	Based on company experience	Based on company experience	5% increase in dollar amount of paid claims	$1.0
Long-term care insurance mortality improvement	0.5% per year for 10 years with annual improvement graded to 0% over next 10 years	0.5% per year for 10 years with annual improvement graded to 0% over next 10 years	1.0% per year for 10 years with annual improvement graded to 0% over next 10 years	$0.4
Total terminations:			Reduce total terminations by 10%	$1.0
Long-term care insurance mortality	Based on company experience	Based on company experience
Long-term care insurance lapse rate	Varies by block, attained age and benefit period; average 0.7 - 1.0%	Varies by block, attained age and benefit period; average 0.5 - 1.15%
Long-term care insurance benefit exhaustion	Based on company experience	Based on company experience
Long-term care insurance future premium rate increases	Varies by block based on filing experience	Varies by block based on filing experience	25% adverse change in premium rate increase success rate	$0.4
Discount rate	Approximately 5.67%	Approximately 6.04%	25 basis point reduction	$1.0
Structured settlement annuity mortality	Based on company experience	Based on company experience	5% decrease in mortality	$0.1
Life insurance mortality	Based on company experience	Based on company experience	5% increase in mortality	$0.3

(a)	In both 2017 and 2018, these morbidity improvement assumptions are applied to the future claim cost curves that were reconstructed in 2017 and do not include any issue-age adjustments.

GE 2018 FORM 10-K 66

MD&A	OTHER ITEMS

STATUTORY CONSIDERATIONS
Our run-off insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices. Statutory accounting practices, not GAAP, determine the required statutory capital levels of our insurance legal entities and, therefore, may affect the amount or timing of capital contributions from GE Capital to the insurance legal entities.

Statutory accounting practices are set forth by the National Association of Insurance Commissioners (NAIC) as well as state laws, regulation and general administrative rules and differ in certain respects from GAAP. Under statutory accounting practices, base formulaic reserve assumptions typically do not change unless approved by our primary regulator, KID. In addition to base reserves, statutory accounting practices require additional actuarial reserves (AAR) be established based on results of asset adequacy testing reflecting moderately adverse conditions (i.e., assumptions include a provision for adverse deviation (PAD) rather than current assumptions without a PAD as required for premium deficiency testing under GAAP). As a result, our statutory asset adequacy testing assumptions reflect less long-term care insurance morbidity improvement and for shorter durations, restrictions on future long-term care insurance premium rate increases, no life insurance mortality improvement and a lower discount rate. As a result, several of the sensitivities described in the table above would be less impactful on our statutory reserves.

The adverse impact on our statutory AAR arising from our revised assumptions in 2017, including the collectability of reinsurance recoverables, is expected to require GE Capital to contribute approximately $14.5 billion additional capital, to its run-off insurance operations in 2018-2024. For statutory accounting purposes, KID approved our request for a permitted accounting practice to recognize the 2017 AAR increase over a seven-year period. GE Capital provided capital contributions to its insurance subsidiaries of approximately $3.5 billion and $1.9 billion in the first quarter of 2018 and 2019, respectively. GE Capital expects to provide further capital contributions of approximately $9 billion through 2024, subject to ongoing monitoring by KID. GE is a party to capital maintenance agreements with ERAC and UFLIC whereby GE will maintain their minimum statutory capital levels at 300% of their year-end Authorized Control Level risk-based capital requirements as defined from time to time by the NAIC.

If our future policy benefit reserves established under GAAP are realized over the estimated remaining life of our run-off insurance obligations, we would expect the $14.5 billion of capital contributed to the run-off insurance operations over the 2018 to 2024 period to be considered statutory capital surplus at the end of the period with no additional charge to GAAP earnings. However, should the more conservative statutory assumptions be realized, we would be required to record the difference between GAAP assumptions and statutory assumptions as a charge to GAAP earnings in the future periods.

See Other Items - New Accounting Standards within this MD&A and Notes 1 and 12 to the consolidated financial statements for further information.

NEW ACCOUNTING STANDARDS
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The ASU is effective for periods beginning after December 15, 2020, with an election to adopt early. We are evaluating the effect of the standard on our consolidated financial statements and anticipate that its adoption will significantly change the accounting for measurements of our long-duration insurance liabilities. The ASU requires cash flow assumptions used in the measurement of various insurance liabilities to be reviewed at least annually and updated if actual experience or other evidence indicates previous assumptions need to be revised with any required changes recorded in earnings. Under the current accounting guidance, the discount rate is based on expected investment yields, while under the ASU the discount rate will be equivalent to the upper-medium grade (i.e., single A) fixed-income instrument yield reflecting the duration characteristics of the liability and is required to be updated in each reporting period with changes recorded in accumulated other comprehensive income. In measuring the insurance liabilities, contracts shall not be grouped together from different issue years. These changes result in the elimination of premium deficiency testing and shadow adjustments. While we continue to evaluate the effect of the standard on our ongoing financial reporting, we anticipate that the adoption of the ASU will materially affect our financial statements. As the ASU is only applicable to the measurements of our long-duration insurance liabilities under GAAP, it will not affect the accounting for our insurance reserves or the levels of capital and surplus under statutory accounting practices.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU is effective for periods beginning after December 15, 2018, with an election to adopt early. The ASU requires certain changes to the presentation of hedge accounting in the financial statements and some new or modified disclosures. The ASU also simplifies the application of hedge accounting and expands the strategies that qualify for hedge accounting. The ASU will not have a material effect to our financial statements.

GE 2018 FORM 10-K 67

MD&A	OTHER ITEMS

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU is effective for periods beginning after December 15, 2019, with an election to adopt early. The ASU requires only a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value. It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. As the ASU is to be applied prospectively, it will not impact our previously reported financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We plan to elect the new transition method approved by the FASB on July 30, 2018, which allows companies to apply the provisions of the new leasing standard as of January 1, 2019, without adjusting the comparative periods presented by recognizing a cumulative-effect adjustment to the opening balance of retained earnings. As we finalize our system solutions and adoption processes, we estimate the adoption of the ASU will result in the recognition of a right-of-use asset and related lease liability in the range of approximately $4 billion to $5 billion with an estimated immaterial effect to our retained earnings. Cash received by GE Capital on financing leases is classified as Cash from investing activities for the three year period ended December 31, 2018. After adoption, such cash receipts will be classified as Cash from operating activities.

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

MINE SAFETY DISCLOSURES
Our barite mining operations, in support of our drilling fluids products and services business, are subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this annual report.

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

In January 2016, the U.S. Department of Treasury’s Office of Foreign Assets Control (OFAC) issued General License H authorizing U.S.-owned or controlled foreign entities to engage in transactions with Iran if these entities meet the requirements of the general license. On May 8, 2018, President Trump announced that the United States will cease participation in the Joint Comprehensive Plan of Action (JCPOA) and begin re-imposing the U.S. nuclear-related sanctions. On June 27, 2018, OFAC revoked General License H and added Section 560.537 to the Iranian Transactions and Sanctions Regulations (ITSR), which authorized all transactions and activities that are ordinarily incident and necessary to the winding down of activities previously approved under General License H through November 4, 2018. Prior to May 8, 2018, certain non-U.S. affiliates of GE conducted limited activities as described below in accordance with General License H. As of November 5, 2018, non-U.S. affiliates of GE have concluded all activity previously conducted under General License H in Iran. These activities were conducted in accordance with all applicable laws and regulations.

GE 2018 FORM 10-K 68

MD&A	OTHER ITEMS

During the year ending December 31, 2018, but prior to the expiration of the wind down period for General License H, non-U.S. affiliates of GE conducted the following reportable activities:

•
A non-U.S. affiliate of GE’s Oil & Gas business received 5 purchase orders and attributed €31.4 million ($36.0 million) in gross revenues and €8.6 million ($9.9 million) in net profits related to the sale of valves and parts for industrial machinery and equipment used in gas plants, petrochemical plants and gas production projects in Iran.

•
A second non-U.S. affiliate of GE’s Oil & Gas business received 12 purchase orders and attributed €0.1 million ($0.1 million) in gross revenues and less than €0.1 million ($0.1 million) in net profits to the sale of valves and other spare parts for use in the petrochemical industry in Iran.

•
A third non-U.S. affiliate of GE’s Oil & Gas business attributed €0.3 million ($0.3 million) in gross revenues and €0.1 million ($0.1 million) in net profits to transactions involving the sale of films used in the inspection of pipelines in Iran.

•
A non-U.S. affiliate of GE’s Power business received one purchase order and attributed €0.1 million ($0.1 million) in gross revenues and €0.1 million ($0.1 million) in net profits related to the sale of compressor parts to a petrochemical company in Iran.

•
A second non-U.S. affiliate of GE’s Power business attributed €0.4 million ($0.5 million) in gross revenues and €0.2 million ($0.2 million) in net profits to a services contract with an Iranian petrochemical plant.

•
A third non-U.S. affiliate of GE's Power business received three purchase orders and attributed €0.6 million ($0.6 million) in gross revenues and €0.2 million ($0.2 million) in net profits for the sale of protection relays to oil refineries in Iran.

•
A fourth non-U.S. affiliate of GE’s Power business received two purchase orders for the sale of spare parts to petrochemical companies in Iran but attributed no gross revenues to this activity. The non-U.S. affiliate recognized less than €0.1 million ($0.1 million) in losses due to costs incurred.

These non-U.S. affiliates do not intend to continue the activities described above. The Company has ended all of these activities in full compliance with U.S. sanctions and at this time does not intend to seek specific U.S. Government authorization to collect revenues associated with previously reported projects.

For additional information on business activities related to Iran, please refer to the Other Items section within MD&A in our quarterly report on Form 10-Q for the quarter ended September 30, 2018.

ENVIRONMENTAL MATTERS
Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. We are involved in a number of remediation actions to clean up hazardous wastes as required by federal and state laws, including the Housatonic River matter discussed in Legal Proceedings. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to approximately $0.1 billion, $0.2 billion, and $0.2 billion for the years ended December 31, 2018, 2017, and 2016, respectively. We presently expect that such remediation actions will require average annual expenditures of about $0.2 billion in 2019 and 2020, respectively.

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

Sales of goods and services to agencies of the U.S. Government as a percentage of GE revenues follow.

	2018	2017	2016

Total sales to U.S. Government agencies	4%	4%	3%
Aviation segment defense-related sales	3%	3%	3%

GE 2018 FORM 10-K 69

MD&A	NON-GAAP FINANCIAL MEASURES

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

•
GE Industrial structural costs – Industrial structural costs include segment structural costs excluding the impact of restructuring and other charges, business acquisitions and dispositions, foreign exchange, plus total Corporate operating profit excluding restructuring and other charges and gains. The Baker Hughes acquisition is represented on a pro-forma basis, which means we calculated our structural costs by including legacy Baker Hughes results for the first six months of 2017.

•	Power structural costs - Power structural costs include segment structural costs excluding the impact of restructuring and other charges, business acquisitions and dispositions and foreign exchange.

•
Adjusted earnings (loss) – continuing earnings excluding the impact of non-operating benefit costs, gains (losses) and impairments for disposed or held for sale businesses, restructuring and other, goodwill impairments and GE Capital EFS impairments and insurance charge in 2017 after-tax, excluding the effects of U.S. tax reform enactment adjustment.

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

•
GE Industrial Free Cash Flows (FCF) and Adjusted GE Industrial FCF – GE Industrial free cash flows is GE CFOA adjusted for gross GE additions to property, plant and equipment and internal-use software, which are included in cash flows from investing activities, and excluding dividends from GE Capital, GE Pension Plan funding, and taxes related to business sales. Adjusted GE Industrial free cash flows (Non-GAAP) is GE Industrial free cash flows adjusted for Oil & Gas CFOA, gross Oil & Gas additions to property, plant and equipment and internal-use software, and including the BHGE Class B shareholder dividend.

•
GE Industrial net debt – GE Industrial net debt reflects the total of gross debt excluding BHGE, after-tax net pension and retiree benefit plan liabilities, adjustments for operating lease obligations excluding BHGE, and adjustments for 50% of preferred stock, less 75% of GE’s cash balance excluding BHGE.

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

GE 2018 FORM 10-K 70

MD&A	NON-GAAP FINANCIAL MEASURES

GE INDUSTRIAL SEGMENT ORGANIC REVENUES (NON-GAAP) (In millions)	2018	2017	V%

GE Industrial segment revenues (GAAP)	$115,664	$113,168	2%
Adjustments:
Less: acquisitions	5,589	92
Less: business dispositions (other than dispositions acquired for investment)	138	3,857
Less: currency exchange rate(a)	597	—
GE Industrial segment organic revenues (Non-GAAP)	$109,340	$109,220	—%

	2017	2016	V%

GE Industrial segment revenues (GAAP)	$113,168	$112,324	1%
Adjustments:
Less: acquisitions	6,061	37
Less: business dispositions (other than dispositions acquired for investment)	9	3,478
Less: currency exchange rate(a)	557	—
GE Industrial segment organic revenues (Non-GAAP)	$106,540	$108,808	(2)%

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

Additionally, when comparing the calculation of Industrial segment organic revenues* with 2018 in the first table, there is no adjustment to the 2017 GAAP revenues for currency exchange rates while in the calculation of 2017 organic revenues* compared to 2016 in the second table there is an adjustment to 2017 reported revenues of $557 million for currency exchange rates. This is the case because in the comparison of 2017 to 2016 we are adjusting the 2017 reported revenues to exclude the effect of currency exchange rates to provide a more direct comparison to the 2016 results. That is, we are adjusting 2017 reported revenues to eliminate the effects of changes in foreign currency had on 2017 revenues. Additionally, when comparing 2017 to 2016, we adjust the 2017 revenue amount for the effects of currency exchange to enable a more direct comparison to 2016.

*Non-GAAP Financial Measure

GE 2018 FORM 10-K 71

MD&A	NON-GAAP FINANCIAL MEASURES

GE INDUSTRIAL STRUCTURAL COSTS (NON-GAAP) (In millions)	2018	2017	2016

GE total costs and expenses (GAAP)	$135,656	$111,710	$105,774
Less: GE interest and other financial charges (GAAP)	2,708	2,753	2,026
Less: goodwill impairments (GAAP)	22,136	1,165	—
Less: non-operating benefit costs (GAAP)	2,764	2,385	2,349
GE Industrial costs excluding interest and other financial charges, goodwill impairments and non-operating benefit costs (Non-GAAP)	108,048	105,407	101,399
Less: Segment variable costs	81,661	77,986	73,647
Less: Segment restructuring & other	834	792	—
Less: Segment acquisitions/dispositions structural costs and impact from foreign exchange	518	(102)	548
Less: Corporate restructuring & other charges	2,958	3,350	3,544
Add: Corporate revenue (ex. GE-GE Capital eliminations), other income and noncontrolling interests	280	852	(2,155)
Less: Corporate (gains) losses(a)	(1,350)	(926)	(3,480)
Less: Corporate unrealized (gains) losses	—	—
GE Industrial structural costs (Non-GAAP)	$23,707	$25,159	$24,984

(a) Includes (gains) losses on disposed or held for sale businesses.

Industrial structural costs* include segment structural costs excluding the impact of restructuring and other charges, business acquisitions and dispositions, foreign exchange, plus total Corporate operating profit excluding restructuring and other charges and gains. The Baker Hughes acquisition is represented on a pro-forma basis, which means we calculated our structural costs by including legacy Baker Hughes results for the first six months of 2017.

Segment variable costs are those costs within our industrial segments that vary with volume. The most significant variable costs would be material and direct labor costs incurred to produce our products and deliver our services that are recorded in the captions "Cost of goods" and "Cost of services sold" in our consolidated Statement of Earnings (Loss).

We believe that Industrial structural costs* is a meaningful measure as it is broader than selling, general and administrative costs and represents the total costs in the Industrial segments and Corporate that generally do not vary with volume and excludes the effect of segment acquisitions, dispositions, and foreign exchange movements.

POWER STRUCTURAL COSTS (NON-GAAP) (In millions)	2018	2017	V$

Power total costs and expenses (GAAP)	$28,494	$33,912	$(5,418)
Less: Power interest and other financial charges	267	653	(386)
Less: non-operating benefit costs	(75)	(10)	(65)
Power costs excluding interest and other financial charges and non-operating benefit costs (Non-GAAP)	28,302	33,269	(4,967)
Less: Segment variable costs	21,245	24,805	(3,560)
Less: Segment restructuring & other	116	—	116
Less: Segment acquisitions/dispositions structural costs and impact from foreign exchange	178	791	(613)
Power structural costs (Non-GAAP)	$6,763	$7,673	$(910)

Power structural costs* include segment structural costs excluding the impact of restructuring and other charges, business acquisitions and dispositions and foreign exchange.
Segment variable costs are those costs within our industrial segments that vary with volume. The most significant variable costs would be material and direct labor costs incurred to produce our products and deliver our services that are recorded in the captions "Cost of goods" and "Cost of services sold" in our consolidated Statement of Earnings (Loss).

*Non-GAAP Financial Measure

GE 2018 FORM 10-K 72

MD&A	NON-GAAP FINANCIAL MEASURES

ADJUSTED EARNINGS (LOSS) (NON-GAAP) (In millions)	2018	2017	2016

Consolidated earnings (loss) from continuing operations attributable to GE common shareowners (GAAP)	$(21,076)	$(8,605)	$7,797
Less: GE Capital earnings (loss) from continuing operations attributable to GE common shareowners (GAAP)	(489)	(6,765)	(1,251)
GE Industrial earnings (loss) (Non-GAAP)	(20,587)	(1,841)	9,048

Non-operating benefits costs (pre-tax) (GAAP)	(2,764)	(2,385)	(2,349)
Tax effect on non-operating benefit costs(a)	581	835	822
Less: non-operating benefit costs (net of tax)	(2,184)	(1,550)	(1,527)
Gains (losses) and impairments for disposed or held for sale businesses (pre-tax)	1,350	926	3,480
Tax effect on gains (losses) and impairments for disposed or held for sale businesses(b)	(375)	(62)	(1,106)
Less: gains (losses) and impairments for disposed or held for sale businesses (net of tax)	974	864	2,374
Restructuring & other (pre-tax)	(3,440)	(4,030)	(3,544)
Tax effect on restructuring & other(b)	492	1,252	1,061
Less: restructuring & other (net of tax)	(2,948)	(2,778)	(2,483)
Goodwill impairments (pre-tax)	(22,136)	(1,165)	—
Tax effect on goodwill impairments(b)	(235)	9	—
Less: goodwill impairments (net of tax)	(22,371)	(1,156)	—
Less: GE Industrial U.S. tax reform enactment adjustment	(38)	(4,905)	—
Adjusted GE Industrial earnings (loss) (Non-GAAP)	$5,980	$7,685	$10,684

GE Capital earnings (loss) from continuing operations attributable to GE common shareowners (GAAP)	(489)	(6,765)	(1,251)
EFS impairments and insurance charge (pre-tax)	—	(11,444)	—
Tax effect on EFS impairments and insurance charge(b)	—	3,501	—
Less: EFS impairments and insurance charge (net of tax)	—	(7,943)	—
Less: GE Capital U.S. tax reform enactment adjustment	(173)	206	—
Adjusted GE Capital earnings (loss) (Non-GAAP)	$(316)	$972	$(1,251)

Adjusted GE Industrial earnings (loss) (Non-GAAP)	$5,980	$7,685	$10,684
Add: Adjusted GE Capital earnings (loss) (Non-GAAP)	(316)	972	(1,251)
Adjusted earnings (loss) (Non-GAAP)	$5,664	$8,657	$9,433

(a) The tax effect was calculated using a 21% and 35% U.S. federal statutory tax rate in 2018 and 2017, respectively, based on its applicability to such cost.
(b) The tax effect presented includes both the rate for the relevant item as well as other direct and incremental tax charges.

Adjusted earnings (loss)* excludes non-operating benefit costs, gains (losses) and impairments for disposed or held for sale businesses, restructuring and other, goodwill impairments and GE Capital EFS impairments and insurance charge in 2017, after-tax, excluding the effects of U.S. tax reform enactment adjustment. The service cost of our pension and other benefit plans are included in adjusted earnings*, which represents the ongoing cost of providing pension benefits to our employees. The components of non-operating benefit costs are mainly driven by capital allocation decisions and market performance, and we manage these separately from the operational performance of our businesses. Gains and restructuring and other items are impacted by the timing and magnitude of gains associated with dispositions, and the timing and magnitude of costs associated with restructuring activities. Prior to the third quarter of 2018, goodwill impairment was included as a component of restructuring and other charges; beginning in the third quarter of 2018, on a comparable basis, we reported it separately in our consolidated Statement of Earnings (Loss) because of the significance of the charge that quarter, and Adjusted earnings (loss)* continues to exclude amounts related to goodwill impairment separate from the ongoing operations of our businesses. We believe that the retained costs in Adjusted earnings (loss)* provides management and investors a useful measure to evaluate the performance of the total company, and increases period-to-period comparability. We believe that presenting Adjusted Industrial earnings (loss)* separately from our financial services businesses also provides management and investors with useful information about the relative size of our industrial and financial services businesses in relation to the total company.

*Non-GAAP Financial Measure

GE 2018 FORM 10-K 73

MD&A	NON-GAAP FINANCIAL MEASURES

ADJUSTED EARNINGS (LOSS) PER SHARE (NON-GAAP)	2018	2017	2016

Consolidated EPS from continuing operations attributable to GE common shareowners (GAAP)	$(2.43)	$(0.99)	$0.85
Less: GE Capital EPS from continuing operations attributable to GE common shareowners (GAAP)	(0.06)	(0.78)	(0.14)
GE Industrial EPS (Non-GAAP)	(2.37)	(0.21)	0.99

Non-operating benefits costs (pre-tax) (GAAP)	(0.32)	(0.27)	(0.26)
Tax effect on non-operating benefit costs(a)	0.07	0.10	0.09
Less: non-operating benefit costs (net of tax)	(0.25)	(0.18)	(0.17)
Gains (losses) and impairments for disposed or held for sale businesses (pre-tax)	0.16	0.11	0.38
Tax effect on gains (losses) and impairments for disposed or held for sale businesses(b)	(0.04)	(0.01)	(0.12)
Less: gains (losses) and impairments for disposed or held for sale businesses (net of tax)	0.11	0.10	0.26
Restructuring & other (pre-tax)	(0.40)	(0.46)	(0.39)
Tax effect on restructuring & other(b)	0.06	0.14	0.12
Less: restructuring & other (net of tax)	(0.34)	(0.32)	(0.27)
Goodwill impairments (pre-tax)	(2.55)	(0.13)	—
Tax effect on goodwill impairments(b)	(0.03)	—	—
Less: goodwill impairments (net of tax)	(2.57)	(0.13)	—
Less: GE Industrial U.S. tax reform enactment adjustment	—	(0.56)	—
Adjusted GE Industrial EPS (Non-GAAP)	$0.69	$0.88	$1.17

GE Capital EPS from continuing operations attributable to GE common shareowners (GAAP)	(0.06)	(0.78)	(0.14)
EFS impairments and insurance charge (pre-tax)	—	(1.32)	—
Tax effect on EFS impairments and insurance charge(b)	—	0.40	—
Less: EFS impairments and insurance charge (net of tax)	—	(0.91)	—
Less: GE Capital U.S. tax reform enactment adjustment	(0.02)	0.02	—
Adjusted GE Capital EPS (Non-GAAP)	$(0.04)	$0.11	$(0.14)

Adjusted GE Industrial EPS (Non-GAAP)	$0.69	$0.88	$1.17
Add: Adjusted GE Capital EPS (Non-GAAP)	(0.04)	0.11	(0.14)
Adjusted EPS (Non-GAAP)(c)	$0.65	$1.00	$1.03

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
Adjusted EPS* excludes non-operating benefit costs, gains (losses) and impairments for disposed or held for sale businesses, restructuring and other, goodwill impairments and GE Capital EFS impairments and insurance charge in 2017, after-tax, excluding the effects of U.S. tax reform enactment adjustment. The service cost of our pension and other benefit plans are included in adjusted earnings*, which represents the ongoing cost of providing pension benefits to our employees. The components of non-operating benefit costs are mainly driven by capital allocation decisions and market performance, and we manage these separately from the operational performance of our businesses. Gains and restructuring and other items are impacted by the timing and magnitude of gains associated with dispositions, and the timing and magnitude of costs associated with restructuring activities. Prior to the third quarter of 2018, goodwill impairment was included as a component of restructuring and other charges; beginning in the third quarter of 2018, on a comparable basis, we reported it separately in our consolidated Statement of Earnings (loss) because of the significance of the charge that quarter, and Adjusted EPS* continues to exclude amounts related to goodwill impairment separate from the ongoing operations of our businesses. We believe that the retained costs in Adjusted EPS* provides management and investors a useful measure to evaluate the performance of the total company, and increases period-to-period comparability. We also use Adjusted EPS* as a performance metric at the company level for our annual executive incentive plan for 2018. We believe that presenting Adjusted EPS* separately from our financial services businesses also provides management and investors with useful information about the relative size of our industrial and financial services businesses in relation to the total company.

*Non-GAAP Financial Measure

GE 2018 FORM 10-K 74

MD&A	NON-GAAP FINANCIAL MEASURES

ADJUSTED GE INDUSTRIAL PROFIT AND PROFIT MARGIN (EXCLUDING CERTAIN ITEMS) (NON-GAAP) (Dollars in millions)	2018	2017	2016

GE total revenues (GAAP)	$113,642	$111,255	$110,615

Costs
GE total costs and expenses (GAAP)	135,656	111,710	105,774
Less: GE interest and other financial charges	2,708	2,753	2,026
Less: non-operating benefit costs	2,764	2,385	2,349
Less: restructuring & other	3,487	3,923	3,544
Less: goodwill impairments	22,136	1,165	—
Add: noncontrolling interests	(129)	(368)	(278)
Adjusted GE Industrial costs (Non-GAAP)	104,432	101,116	97,577

Other Income
GE other income (GAAP)	2,255	1,937	4,227
Less: restructuring & other	(87)	(107)	—
Less: gains (losses) and impairments for disposed or held for sale businesses	1,350	926	3,480
Adjusted GE other income (Non-GAAP)	992	1,118	748

GE Industrial profit (GAAP)	$(19,759)	$1,482	$9,068
GE Industrial profit margin (GAAP)	(17.4)%	1.3%	8.2%

Adjusted GE Industrial profit (Non-GAAP)	$10,203	$11,257	$13,786
Adjusted GE Industrial profit margin (Non-GAAP)	9.0%	10.1%	12.5%

We have presented our Adjusted GE Industrial profit* and profit margin* excluding interest and other financial charges, non-operating benefit costs, restructuring & other, goodwill impairments, non-controlling interests and gains (losses) and impairments for disposed or held for sale businesses. We believe that GE Industrial profit and profit margins adjusted for these items are meaningful measures because they increase the comparability of period-to-period results.

GE INDUSTRIAL ORGANIC PROFIT (NON-GAAP) (In millions)	2018	2017	V%

Adjusted GE Industrial profit (Non-GAAP)	$10,203	$11,257	(9)%
Adjustments:
Less: acquisitions	291	(19)
Less: business dispositions (other than dispositions acquired for investment)	(4)	453
Less: currency exchange rate(a)	(67)	—
Adjusted GE Industrial organic profit (Non-GAAP)	$9,983	$10,823	(8)%

	2017	2016	V%

Adjusted GE Industrial profit (Non-GAAP)	$11,257	$13,786	(18)%
Adjustments:
Less: acquisitions	127	(11)
Less: business dispositions (other than dispositions acquired for investment)	55	418
Less: currency exchange rate(a)	41
Adjusted GE Industrial organic profit (Non-GAAP)	$11,034	$13,378	(18)%

(a) Translational foreign exchange
GE Industrial organic profit* measures profit excluding the effects of acquisitions, business dispositions and currency exchange rates. We believe that this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and currency exchange, which activities are subject to volatility and can obscure underlying trends. Management recognizes that the term "organic profit" may be interpreted differently by other companies and under different circumstances. Although this may have an effect on comparability of absolute percentage growth from company to company, we believe that these measures are useful in assessing trends of our Industrial businesses and may therefore be a useful tool in assessing period-to-period performance trends.

ADJUSTED OIL & GAS SEGMENT PROFIT (NON-GAAP) (In millions)	2018	2017

Reported Oil & Gas segment profit (GAAP)	$429	$158
Less: restructuring & other (GE share)	(616)	(679)
Adjusted Oil & Gas segment profit (Non-GAAP)	$1,045	$837

Adjusted GE Oil & Gas segment profit* measures Oil & Gas reported segment profit excluding the effects of restructuring and other charges. We believe that this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations of our Oil & Gas segment.

*Non-GAAP Financial Measure

GE 2018 FORM 10-K 75

MD&A	NON-GAAP FINANCIAL MEASURES

GE EFFECTIVE TAX RATES, EXCLUDING GE CAPITAL EARNINGS (NON-GAAP) (Dollars in millions)	2018	2017	2016
GE earnings (loss) from continuing operations before income taxes (GAAP)	$(20,248)	$(5,282)	$7,817
Less: GE Capital earnings (loss) from continuing operations	(489)	(6,765)	(1,251)
Total	$(19,759)	$1,483	$9,068

GE provision for income taxes (GAAP)	$957	$3,691	$298
GE effective tax rate, excluding GE Capital earnings (Non-GAAP)	(4.8)%	248.9%	3.3%

RECONCILIATION OF U.S. FEDERAL STATUTORY INCOME TAX RATE TO
GE EFFECTIVE TAX RATE EXCLUDING GE CAPITAL EARNINGS (NON-GAAP)	2018	2017	2016
U.S. federal statutory income tax rate	21.0%	35.0%	35.0%
Reduction in rate resulting from:
Tax on global activities including exports	(6.8)	(130.2)	(22.0)
U.S. business credits	0.5	(6.1)	(1.0)
Goodwill impairments	(22.9)	27.0	—
Tax Cuts and Jobs Acts enactment	0.5	330.7	—
All other – net	2.9	(7.5)	(8.7)
	(25.8)	213.9	(31.7)
GE effective tax rate, excluding GE Capital earnings (Non-GAAP)	(4.8)%	248.9%	3.3%

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

GE INDUSTRIAL FREE CASH FLOWS (FCF) AND ADJUSTED GE INDUSTRIAL FCF (NON-GAAP) (In millions)	2018	2017	2016
GE CFOA (GAAP)	$2,258	$11,033	$29,972
Add: gross additions to property, plant and equipment	(3,302)	(4,132)	(3,758)
Add: gross additions to internal-use software	(347)	(518)	(740)
Less: common dividends from GE Capital	—	4,016	20,095
Less: GE Pension Plan funding	(6,000)	(1,717)	(347)
Less: taxes related to business sales	(180)	(229)	(1,398)
GE Industrial Free Cash Flows (Non-GAAP)	$4,789	$4,313	$7,124
Less: Oil & Gas CFOA	1,763	(477)	—
Less: Oil & Gas gross additions to property, plant and equipment	(964)	(488)	—
Less: Oil & Gas gross additions to internal-use software	(31)	(34)	—
Add: BHGE Class B shareholder dividend	494	251	—
Adjusted GE Industrial Free Cash Flows (Non-GAAP)	$4,515	$5,562	$7,124

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

Management recognizes that the term "free cash flows" may be interpreted differently by other companies and under different circumstances. Although this may have an effect on comparability of absolute percentage growth from company to company, we believe that these measures are useful in assessing trends of the respective businesses or companies and may therefore be a useful tool in assessing period-to-period performance trends.

*Non-GAAP Financial Measure

GE 2018 FORM 10-K 76

MD&A	NON-GAAP FINANCIAL MEASURES

GE INDUSTRIAL NET DEBT (NON-GAAP) (Dollars in millions)	December 31, 2018
Total GE short- and long-term borrowings (GAAP)	$68,570
Less: GE Capital short- and long-term debt assumed by GE	36,262
Less: BHGE total borrowings	6,330
Add: intercompany loans from GE Capital	13,749
Total adjusted GE borrowings	39,727
Total pension and retiree benefit plan liabilities (pre-tax)(a)	27,159
Less: taxes at 21%	5,703
Total pension and retiree benefit plan liabilities (net of tax)	21,456
GE rental expense for the year ended December 31, 2018	1,850
Multiply by 3	3
Total operating lease obligations	5,550
Less: BHGE rental expense for the year ended December 31, 2018 multiplied by 3	1,682
Total operating lease obligations excluding BHGE	3,868
GE preferred stock	5,573
Less: 50% of GE preferred stock	2,787
50% of preferred stock	2,787
Deduction for total GE cash, cash equivalents and restricted cash	(20,528)
Less: BHGE cash, cash equivalents and restricted cash	(3,723)
Deduction for total GE cash, cash equivalents and restricted cash, excluding BHGE	(16,805)
Less: 25% of GE cash, cash equivalents and restricted cash, excluding BHGE	(4,201)
Deduction for 75% of GE cash, cash equivalents and restricted cash, excluding BHGE	(12,604)
Total GE Industrial net debt (Non-GAAP)	$55,233

(a) Represents the total underfunded status of Principal pension plans ($18,491 million), Other pension plans ($3,877 million), and Retiree health and life benefit plans ($4,791 million).

In this document we use GE industrial net debt*, which is calculated based on rating agency methodologies. There is significant uncertainty around the timing and events that could give rise to items included in the determination of this metric, including the timing of pension funding, proceeds from dispositions, and the impact of interest rates on our pension assets and liabilities. We are including the calculation of GE industrial net debt* to provide investors more clarity regarding how the credit rating agencies measure GE industrial leverage.

*Non-GAAP Financial Measure

GE 2018 FORM 10-K 77

OTHER FINANCIAL DATA

OTHER FINANCIAL DATA
SELECTED FINANCIAL DATA

(In millions, except total employees; per-share amounts in dollars)	2018	2017	2016	2015	2014
General Electric Company and Consolidated Affiliates
Revenues	$121,615	$118,243	$119,469	$115,159	$116,407
Earnings (loss) from continuing operations attributable to the Company	(20,629)	(8,169)	8,453	1,488	9,447
Earnings (loss) from discontinued operations, net of taxes, attributable to the Company	(1,726)	(315)	(952)	(7,807)	5,698
Net earnings (loss) attributable to the Company	(22,355)	(8,484)	7,500	(6,320)	15,145
Dividends declared(a)	3,669	7,741	9,054	9,161	8,949
Per common share
Earnings (loss) from continuing operations – diluted	$(2.43)	$(0.99)	$0.85	$0.15	$0.93
Earnings (loss) from discontinued operations – diluted	(0.20)	(0.04)	(0.10)	(0.78)	0.56
Net earnings (loss) – diluted	(2.62)	(1.03)	0.75	(0.63)	1.49
Earnings (loss) from continuing operations – basic	(2.43)	(0.99)	0.86	0.15	0.94
Earnings (loss) from discontinued operations – basic	(0.20)	(0.04)	(0.11)	(0.78)	0.57
Net earnings (loss) – basic	(2.62)	(1.03)	0.76	(0.64)	1.51
Dividends declared	0.37	0.84	0.93	0.92	0.89
Total assets	309,129	369,245	359,122	489,115	654,018
Short-term borrowings	12,849	24,036	30,714	49,860	70,402
Non-recourse borrowings of consolidated securitization entities	1,875	1,980	417	3,083	4,403
Long-term borrowings	95,234	108,575	105,080	144,659	185,832
Redeemable noncontrolling interests	$382	$3,391	$3,017	$2,962	$98
Total employees	283,000	313,000	295,000	333,000	305,000
Transactions between GE and GE Capital have been eliminated from the consolidated information.

(a)	Included $447 million, $436 million, $656 million and $18 million of preferred stock dividends in 2018 , 2017, 2016 and 2015, respectively.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program(a)
(Shares in thousands)

2018
October	1,428	$11.74	1,428
November	3,870	8.32	3,870
December	2,302	7.26	2,302
Total	7,600	$8.64	7,600

(a)
Shares were repurchased through the GE Share Repurchase Program that we announced on April 10, 2015 (the Program). Under the program, we were authorized to repurchase up to $50.0 billion of our common stock through December 31, 2018. As of December 31, 2018, we had repurchased a total of approximately $29.3 billion under the Program. The Program was flexible and shares were acquired with a combination of borrowings and free cash flows from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public.

GE 2018 FORM 10-K 78

RISK FACTORS

RISK FACTORS
The following discussion of risk factors contains "forward-looking statements," as discussed in the Forward-Looking Statements section. These risk factors may be important to understanding any statement in this Form 10-K report or elsewhere. The risks described below should not be considered a complete list of potential risks that we may face. The following information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) section and the consolidated financial statements and related notes. We also incorporate the risks described in BHGE’s Form 10-K report and other SEC filings. The risks we describe in this Form 10-K report or in our other SEC filings could have a material adverse effect on our business, reputation, financial position and results of operations.

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

STRATEGIC RISKS
Strategic risk relates to the Company's future business plans and strategies, including the risks associated with: our portfolio of businesses and capital allocation decisions; dispositions, mergers and acquisitions and restructuring activity; the global macro-environment in which we operate; intellectual property; and other risks, including the demand for our products and services, competitive threats and the success of investments in our technology and other product and service innovations.

Portfolio strategy execution - Our success depends on achieving our strategic and financial objectives, including through dispositions or other business separations.
As previously announced, we are pursuing a variety of dispositions, including the planned sale of our BioPharma business within our Healthcare segment and plans to exit our equity ownership positions in BHGE and Wabtec. The proceeds that we expect to receive from such actions are an important source of cash flow for the Company as part of our strategic and financial planning. As we seek to sell or separate certain assets, equity interests or businesses, we may encounter difficulty in finding buyers, managing interdependencies across multiple transactions and other Company initiatives, implementing separation plans or executing alternative exit strategies on acceptable terms, which could delay or prevent the accomplishment of our strategic and financial objectives, including our goal of reducing the Company’s leverage to targeted levels over time. In particular, some of the sale and disposition strategies that we are considering or may consider will depend on favorable conditions in the capital markets for execution on our preferred timeline, and declines in market valuations that adversely impact the values of equity interests or other assets that we sell will diminish the cash proceeds that we can realize through such sales. We may dispose of assets or businesses at a price or on terms that are less favorable than we had anticipated, or with the exclusion of assets that must be divested or run off separately. We may also face limitations in the form of regulatory or governmental approvals that prevent certain prospective purchasers from completing transactions with us or delay us from executing transactions on our preferred timeline, or arising from our debt or other contractual obligations that limit our ability to complete certain asset or business dispositions. Moreover, the effect of planned transactions over time will reduce the Company’s cash flow and earnings capacity and result in a less diversified portfolio of businesses, and we will have a greater dependency on remaining businesses for our financial results. Executing on these transactions can divert senior management time and resources from other pursuits, particularly with transaction structures that result in partial GE ownership and continuing governance or oversight rights in separate companies. Dispositions or other business separations may also involve continued financial involvement in the divested business, such as through continuing equity ownership, transition service agreements, guarantees, indemnities or other current or contingent financial obligations or liabilities. Under these arrangements, performance by the divested businesses or other conditions outside our control could materially affect our future financial results.

With respect to past and potential future acquisitions, joint ventures and business integrations, we may not achieve expected returns and other benefits as a result of changes in strategy or integration and collaboration challenges related to personnel, IT systems or other factors. For example, the anticipated returns from the combination of our Oil & Gas business with Baker Hughes that we completed in July 2017 included cost and growth synergy benefits over a multi-year period that we may not fully realize, or that we may realize to a lesser extent than originally projected as we execute on our announced plan of an orderly separation from BHGE. In addition, in connection with mergers and acquisitions over time, we have recorded significant goodwill and other intangible assets on our balance sheet, and if we are not able to realize the value of these assets we may be required to incur charges relating to the impairment of these assets. We also participate in a number of joint ventures with other companies or government enterprises in various markets around the world, including joint ventures where we may have a lesser degree of control over the business operations, which may expose us to additional operational, financial, legal or compliance risks.

GE 2018 FORM 10-K 79

RISK FACTORS

Restructuring & personnel - We are undertaking extensive cost reduction and restructuring efforts; these efforts may have adverse effects on our operations, employee retention and results and may not achieve the expected benefits.
We are undertaking extensive restructuring actions that include workforce reductions, global facility consolidations and other cost reduction initiatives. These actions are a central component of our efforts to improve operational and financial performance. The period of substantial change across our organizational structure, senior leadership, culture, functional alignment, outsourcing and other areas that we are in the midst of poses risks in the form of personnel capacity constraints and institutional knowledge loss that could lead to missed performance or financial targets, loss of key personnel and harm to our reputation. The risk of capacity constraints is also heightened with the number of interdependent and transformational business portfolio and internal actions that we are undertaking during a period of significant restructuring and cost reduction across the Company. Moreover, if we do not successfully manage our restructuring and other transformational activities, expected efficiencies, benefits and operational improvements might be delayed or not realized, and our operations and business could be disrupted. Risks associated with these actions include unforeseen delays in implementation of workforce reductions, additional unexpected costs, adverse effects on employee morale, loss of key employees or other retention issues, inability to attract and hire talented professionals or the failure to meet operational targets due to the loss of employees or work stoppages, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business and have an adverse effect on our competitive position or financial performance.

Global macro-environment - Our growth is subject to global economic and political risks.
We operate in virtually every part of the world and serve customers in over 180 countries. In 2018, 62% of our revenue was attributable to activities outside the United States. Our operations and the execution of our business plans and strategies are subject to the effects of global competition and geopolitical risks. They are also affected by local and regional economic environments, including interest rates, monetary policy, inflation, recession, currency volatility, currency controls or other limitations on the ability to expatriate cash and actual or anticipated default on sovereign debt. For example, changes in local economic conditions, such as an economic slowdown in China or other key markets, or fluctuations in exchange rates may affect demand for or the profitability of our products and services outside the U.S., and the impact on the Company could be significant given the extent of our activities outside the U.S. Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward multinational companies and resulting changes to trade, tax or other laws and policies may be disruptive, and can interfere with our global operating model, our supply chain, our customer relationships and competitive position. An increase in trade conflict could lead to a significant deterioration of global growth, and related decreases in confidence or investment activity in the global markets would adversely affect our business performance. We also do business in many emerging markets jurisdictions where economic, political and legal risks are heightened. While some types of these economic risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful, and our ability to engage in such mitigation may decrease or become even more costly as a result of more volatile market conditions.

Competitive environment - We are dependent on the maintenance of existing product lines and service relationships, market acceptance of new product and service introductions and innovations for revenue and earnings growth.
The markets in which we operate are highly competitive in terms of pricing, product and service quality, product development and introduction time, customer service, financing terms and shifts in market demands, and competitors are increasingly offering services for our installed base. Our businesses are also subject to technological change and require us to continually attract and retain skilled talent. Our long-term operating results and competitive position depend substantially upon our ability to continually develop, introduce, and market new and innovative products, services and platforms, to modify existing products and services, to customize products and services, to increase our productivity as we perform on long-term service agreements, to anticipate and respond to market and technological changes driven by trends such as increased digitization or automation, or by developments such as climate change that present both risks and opportunities for our businesses. A failure to be adequately market-based, or to accurately forecast customer demand and industry trends, may adversely affect our delivery of products, services and outcomes in line with our projected financial performance or cost estimates, and ultimately may result in excess costs, build-up of inventory that becomes obsolete, lower profit margins and an erosion of our competitive position. For example, our Aviation business is in the midst of increasing the production volume for its LEAP engine, and a successful ramp in engine commitments over the next few years will require significant coordination across supply chains, systems, materials, training, logistics and other areas to achieve expected levels of cost and profitability. In addition, increased use of alternative energy sources due to greater cost competitiveness of such sources, or changes in technology or consumer preferences, could adversely affect the demand for our products and related services that are used in power generation or other applications that use oil or natural gas as energy sources, and as a result could have a material adverse effect on the performance of our businesses or our consolidated results. The introduction of innovative and disruptive technologies in the markets in which we operate can also pose risks in the form of new competitors, substitutions of existing products, services or solutions, niche players, new business models and competitors that are faster to market with new products or services than we are. Our capacity to invest in research and development efforts to pursue advancement in a wide range of technologies, products and services depends on the financial resources that we have available for such investment relative to other capital allocation priorities, and under-investment could lead to the loss of market share for our products and services. The amounts that we do invest in research and development divert resources from other potential investments in our businesses, and our efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings.

GE 2018 FORM 10-K 80

RISK FACTORS

Intellectual property - Our intellectual property portfolio may not prevent competitors from independently developing products and services similar to or duplicative to ours, and the value of our intellectual property may be negatively impacted by external dependencies.
Our patents and other intellectual property may not prevent competitors from independently developing or selling products and services similar to or duplicative of ours, and there can be no assurance that the resources invested by us to protect our intellectual property will be sufficient or that our intellectual property portfolio will adequately deter misappropriation or improper use of our technology. In the context of the Company’s recent performance and planned portfolio actions, the value of the GE brand may be negatively impacted, and we may offer multiple long-term and concurrent trademark licenses of the GE brand in connection with dispositions that may negatively impact the overall value of the brand in the future. As a result of increased numbers of employee exits due to restructuring activities or otherwise, we also face heightened risks related to the loss or unauthorized use of the Company’s intellectual property or other protected data. We could also face competition in some countries where we have not invested in an intellectual property portfolio. If we are not able to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected. We also face attempts to gain unauthorized access to our IT systems or products for the purpose of improperly acquiring our trade secrets or confidential business information. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position and the value of our investment in research and development. In addition, we may be the target of enforcement of patents or other intellectual property by third parties, including aggressive and opportunistic enforcement claims by non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming. If GE is found to infringe any third-party rights, we could be required to pay substantial damages or we could be enjoined from offering some of our products and services. The value of, or our ability to use, our intellectual property may also be negatively impacted by dependencies on third parties, such as our ability to obtain or renew on reasonable terms licenses that we need in the future, or our ability to secure or retain ownership or rights to use data in certain software analytics or services offerings.

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
The Company’s financial results depend on the successful execution of our businesses’ operating plans across all steps of the product and service development, production, marketing, sales, servicing and cash collections lifecycle. For example, we are working to improve the operations and execution of our Power business, and our ability to effect an operational turnaround will be a significant factor in determining the financial performance of the Company as a whole.  In addition, we have dependency on the continued strength of our Aviation business and its successful plan execution, because of both the continued weakness in Power as well as the planned dispositions that will result in our portfolio of businesses, earnings and sources of operating cash flows becoming less diversified. Organizational changes, including as a result of restructuring actions that lead to employee attrition or declining labor relations, could adversely affect our ability to manage operational challenges. Operational failures could result in quality problems or potential product, labor safety or environmental risks, which could have a material adverse effect on our business, reputation, financial position and results of operations. In addition, a portion of our business, particularly within our Power and Renewable Energy businesses, involves large projects where we take on the full scope of engineering, procurement, construction or other services. These types of projects can pose unique risks related to their scale, complexity and duration. Performance issues can arise due to inadequate technical expertise, developments at project sites, environmental, health and safety issues, execution by subcontractors or consortium partners and compliance with government regulations, and can lead to cost overruns, contractual penalties, liquidated damages and other adverse consequences. As the Company’s portfolio evolves, to the extent that such projects represent a larger share of GE’s business than they did in the past, the risk will become greater that operational, quality or other issues at particular projects could adversely affect GE’s business, reputation or results of operations.

Product safety - Our products and services are highly sophisticated and specialized, and a major product failure or similar event could adversely affect our business, reputation, financial position and results of operations.
We produce highly sophisticated products and provide specialized services for both our and third-party products that incorporate or use complex or leading-edge technology, including both hardware and software. Many of our products and services involve complex industrial machinery or infrastructure projects, such as commercial jet engines, gas turbines, offshore oil and gas drilling or nuclear power generation, and accordingly the impact of a catastrophic product failure or similar event could be significant. In particular, actual or perceived design or production issues related to new product introductions or relatively new product lines can result in significant reputational harm to our businesses, in addition to direct warranty, maintenance and other costs that may arise, and a more significant product issue resulting in widespread outages, a fleet grounding or similar systemic consequences could have a material adverse effect on our business, financial position and results of operations. While we have built operational processes to ensure that our product design, manufacture, performance and servicing meet rigorous quality standards, there can be no assurance that we or our customers or other third parties will not experience operational process or product failures and other problems, including through manufacturing or design defects, process or other failures of contractors or third-party suppliers, cyber-attacks or other intentional acts, that could result in potential product, safety, regulatory or environmental risks.

GE 2018 FORM 10-K 81

RISK FACTORS

Cybersecurity - Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data.
Increased global cybersecurity vulnerabilities, threats, computer viruses and more sophisticated and targeted cyber-related attacks, as well as cybersecurity failures resulting from human error and technological errors, pose a risk to the security of GE's and its customers', partners', suppliers' and third-party service providers' products, systems and networks and the confidentiality, availability and integrity of GE's and its customers' data. As the perpetrators of such attacks become more capable, and as critical infrastructure is increasingly becoming digitized, the risks in this area continue to grow. While we attempt to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, we remain potentially vulnerable to additional known or unknown threats, and there is no assurance that the impact from such threats will not be material. In addition to existing risks, the adoption of new technologies may also increase our exposure to cybersecurity breaches and failures. We also may have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations or customer-imposed controls. Despite our use of reasonable and appropriate controls to protect our systems and sensitive, confidential or personal data or information, we may be vulnerable to material security breaches, theft, misplaced, lost or corrupted data, programming errors, employee errors and/or malfeasance (including misappropriation by departing employees) that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. Data privacy and protection laws are evolving, can vary significantly by country and present increasing compliance challenges, which increase our costs, affect our competitiveness and can expose us to substantial fines or other penalties. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action.

Supply chain - Significant raw material shortages, supplier capacity constraints, supplier production disruptions, supplier quality and sourcing issues or price increases could increase our operating costs and adversely impact the competitive positions of our products.
Our reliance on third-party suppliers, contract manufacturers and service providers, and commodity markets to secure raw materials, parts, components and sub-systems used in our products exposes us to volatility in the prices and availability of these materials, parts, components, systems and services. Some of these suppliers or their sub-suppliers are limited- or sole-source suppliers. We also have internal dependencies on certain key GE manufacturing or other facilities. A disruption in deliveries from a key GE facility or from our third-party suppliers, contract manufacturers or outsourced or other service providers, capacity constraints, production disruptions, price increases, or decreased availability of raw materials or commodities, including as a result of catastrophic or other business continuity events, could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. Quality, capability and sourcing issues experienced by third-party providers can also adversely affect our costs, margin rates and the quality and effectiveness of our products and services and result in liability and reputational harm. In addition, while we require our suppliers to implement and maintain reasonable and appropriate controls to protect information we provide to them, they may be the victim of a cyber-related attack that could potentially lead to the compromise of the Company’s intellectual property or other confidential information, or to production downtimes and operational disruptions that could have an adverse effect on our ability to meet our commitments to customers.

FINANCIAL RISKS
Financial risk relates to our ability to meet financial obligations and mitigate exposure to broad market risks, including funding and liquidity risks, such as risk related to our credit ratings and our availability and cost of funding; credit risk; and volatility in foreign currency exchange rates, interest rates and commodity prices. Liquidity risk refers to the potential inability to meet contractual or contingent financial obligations (whether on- or off-balance sheet) as they arise, and could potentially impact an institution's financial condition or overall safety and soundness. Credit risk is the risk of financial loss arising from a customer or counterparty failure to meet its contractual obligations, and we face credit risk arising from both our industrial businesses and from GE Capital.

Leverage & borrowings - Our indebtedness levels could limit the flexibility of our businesses, and we could face further constraints as a result of failing to decrease our leverage over time, further downgrades of our credit ratings or adverse market conditions.
Our ability to decrease our leverage as planned is dependent on the proceeds that we generate from business and asset dispositions, as well as our cash flows from operations. De-leveraging and servicing our debt will require a significant amount of cash, and if we are unable to generate cash flows in accordance with our plans we may be required to adopt one or more alternatives such as increasing borrowing under credit lines, further reducing or delaying investments or capital expenditures, selling other businesses or assets, refinancing debt or raising additional equity capital. Our indebtedness could put us at a competitive disadvantage compared to competitors with lower debt levels that may have greater financial flexibility to secure additional funding for their operations, pursue strategic acquisitions, finance long-term projects or take other actions. Continuing to have substantial indebtedness could also have the consequences of increasing our vulnerability to adverse general economic or industry-specific conditions or to increases in the capital or liquidity needs at the GE or GE Capital levels, and it could limit our flexibility in planning for, or reacting to, changes in the economy and the industries in which we compete.

GE 2018 FORM 10-K 82

RISK FACTORS

In addition, our existing levels of indebtedness may impair our ability to obtain additional debt financing on favorable terms in the future, particularly if coupled with further downgrades of our credit ratings or a deterioration of capital markets conditions more generally. External conditions in the financial and credit markets may limit the availability of funding at particular times or increase the cost of funding, which could adversely affect our business, financial position and results of operations. Factors that may affect the availability of funding or cause an increase in our funding costs include disruptions in the funding markets, and potential market impacts arising in the United States, Europe, China or emerging markets, currency movements or other potential market disruptions. If our cost of funding were to increase, it may adversely affect our competitive position and result in lower net interest margins, earnings and cash flows as well as lower returns on shareowners' equity and invested capital.

Liquidity - Failure to meet our cash flow targets, or additional credit downgrades, could adversely affect our liquidity, funding costs and related margins.
We rely on cash from operations and proceeds from business and asset dispositions, as well as access to the short- and long-term debt markets, to fund our operations, maintain liquidity and meet our financial obligations and capital allocation priorities. In particular, we have historically relied on significant short-term borrowings in the commercial paper market to fund our operations on an intra-quarter basis. If we do not meet our cash flow objectives, whether through improved cash performance in our businesses or successful execution of dispositions and other portfolio actions, our financial condition could be adversely affected. Our access to the debt markets, and to the commercial paper markets in particular, depends on our credit ratings. As a result of fourth quarter 2018 ratings actions by Moody’s, S&P and Fitch, GE has transitioned to a tier-2 commercial paper issuer, which reduced our borrowing capacity in the commercial paper markets. To accommodate GE’s short-term liquidity needs, we are increasing utilization of our revolving credit facilities, which will result in an overall increase to our cost of funds. A significant increase in our cost of capital could require us to consider changes to our capital allocation plans, such as our planned dividend levels.

There can also be no assurance that we will not face additional credit downgrades as a result of factors such as our progress in decreasing our leverage, the performance of our businesses, the failure to execute on dispositions and other portfolio actions or changes in rating application or methodology. Future downgrades could further adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets, and a significant downgrade could have an adverse commercial impact on our industrial businesses. For example, if our short-term credit ratings were to fall below A-2/P-2, we would no longer have access to the tier-2 commercial paper market, and therefore our borrowing capacity in the commercial paper market would likely be further reduced. Further, we have relied, and may continue to rely, on securitization programs to provide alternative funding for sales of GE receivables to third-party investors. If any of our short-term credit ratings were to fall below A-1/P-2/F-2, the timing or amount of liquidity generated by these programs could be adversely affected. In addition, in certain securitization transactions where we provide servicing for third-party investors, we are contractually permitted to commingle cash collected from customers on financing receivables sold or pledged to third-party investors with our own cash prior to making required payments to third-party investors, provided our short-term credit rating does not fall below A-2/P-2/F-2. In the event our ratings were to fall below such levels, we would be required to segregate certain of these cash collections owed to third-party investors into restricted bank accounts and would lose the short-term liquidity benefit of commingling with respect to such collections. In addition, under various debt and derivative instruments, guarantees and covenants, we could be required to post additional capital or collateral in the event of a ratings downgrade, which would increase the impact of a ratings downgrade on our liquidity and capital position. Swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the credit ratings of the applicable GE entity were to fall below specified ratings levels agreed upon with the counterparty, primarily BBB/Baa2. For additional discussion about our current credit ratings and related considerations, refer to the Capital Resources and Liquidity - Credit Ratings and Conditions section of this report.

GE 2018 FORM 10-K 83

RISK FACTORS

Economy, customers & counterparties - A deterioration in conditions in the global economy, the major industries we serve or the financial markets, or in the soundness of financial institutions, governments or customers we deal with, may adversely affect our business and results of operations.
The business and operating results of our industrial businesses have been, and will continue to be, affected by worldwide economic conditions, including conditions in the air transportation, power generation, oil and gas, renewables, healthcare and other major industries we serve. Existing or potential customers may delay or cancel plans to purchase our products and services, including large infrastructure projects, and may not be able to fulfill their obligations to us in a timely fashion as a result of business deterioration, cash flow shortages, low oil prices or difficulty obtaining financing due to macroeconomic conditions, geopolitical disruptions, changes in law or other unexpected challenges affecting the strength of the global economy. The airline industry, for example, is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and international economies. An extended disruption of regional or international travel, such as a disruption following a terrorist incident, or a recessionary economic environment that results in the loss of business and leisure traffic, could have a material adverse effect on our airline customers and the viability of their business. Such effects would be particularly significant for GE in the current environment, in which we have dependency on the continued strength of our Aviation business as we execute on planned dispositions and our overall portfolio of businesses, earnings and sources of operating cash flows becomes less diversified. Service contract cancellations or customer dynamics such as early aircraft retirements, reduced demand in our Power business as a result of increased market penetration by renewables and other secular or cyclical pressures, reduced demand in the wind energy market from the elimination of production or other tax credits for new wind projects or declines in orders, project commencement delays and pricing pressures at BHGE from low oil prices could affect our ability to fully recover our contract costs and estimated earnings. In particular, our ability to effect an operational turnaround in our Power business will be more challenging to the extent that markets for our products and services remain lower for longer than expected. Further, our vendors may experience similar conditions, which may impact their ability to fulfill their obligations to us. We may also face greater challenges collecting on receivables with customers that are sovereign governments or located in emerging markets. If there is significant deterioration in the global economy, our results of operations, financial position and cash flows could be materially adversely affected.

GE Capital - A smaller GE Capital continues to have exposure to insurance, credit and other risks and, in the event of future adverse developments, may not be able to meet its business and financial objectives without further actions at GE Capital or additional capital contributions by GE.
To fund the statutory capital contributions that it expects to make to its insurance subsidiaries over the next several years, as well as to meet its other obligations, GE Capital plans to rely on its existing liquidity, cash flows from its businesses and generating additional cash through dispositions, including substantially reducing the size of its Energy Financial Services and Industrial Finance businesses. We are also planning approximately $4 billion of capital contributions from GE to GE Capital in 2019. However, as GE Capital’s excess liquidity from past disposition proceeds runs off, and as future earnings may be reduced as a result of business or other asset sales, the risk will increase that future adverse developments could cause liquidity or funding stress for GE Capital. For example, it is possible that future requirements for capital contributions to the insurance subsidiaries will be greater than currently estimated or could be accelerated by regulators. For example, if our annual testing of insurance reserves results in a premium deficiency, we are required to unlock and update the assumptions for our future policy benefit reserves, and any future adverse changes to these assumptions (to the extent not offset by any favorable changes to these assumptions) could result in an increase to future policy benefit reserves and, potentially, to the amount of capital we are required to contribute to the insurance subsidiaries. We anticipate that the adoption of recent changes to insurance accounting standards (as discussed in the Other Items - New Accounting Standards section within MD&A) will also materially affect our financial statements. In addition, we continue to evaluate strategic options to accelerate the further reduction in the size of GE Capital. Certain of these options could have a material financial charge depending on the timing, negotiated terms and conditions of any ultimate arrangements. It is also possible that contingent liabilities and loss estimates from GE Capital’s continuing or discontinued operations will need to be recognized or will increase in the future and will become payable. If GE Capital's credit ratings are downgraded because of inadequate increases in its capital levels over time, changes in rating application or methodology or other factors, GE Capital may also face increased interest costs and limitations on its ability to access external funding in the future. We anticipate funding any insurance capital requirements or strategic options through a combination of GE Capital earnings, asset sales, liquidity and GE parent support.

GE Capital also has exposure to many different industries and counterparties, including sovereign governments, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose GE Capital to credit risk in the event of default of its counterparty or client. If conditions in the financial markets deteriorate, they may adversely affect the business and results of operations of GE Capital, as well as the soundness of financial institutions, governments and other counterparties we deal with. In addition, GE Capital's credit risk may be increased when the value of collateral held cannot be realized through sale or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to it. There can be no assurance that future liabilities, losses or impairments to the carrying value of financial assets would not materially and adversely affect GE Capital's business, financial position, results of operations and capacity to provide financing to support orders from GE's industrial businesses, or that factors causing sufficiently severe stress at GE Capital would not require GE to make larger than expected capital contributions to GE Capital in the future.

GE 2018 FORM 10-K 84

RISK FACTORS

Social costs - Sustained increases in pension and healthcare benefits costs may reduce our profitability.
Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. GAAP requires that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we use to estimate pension expense for 2019 are the discount rate and the expected long-term rate of return on the plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant reduction or increase to equity. At the end of 2018, the GE Pension Plan was underfunded, on a GAAP basis, by $12.4 billion, and the GE Supplementary Pension Plan, an unfunded plan, had a projected benefit obligation of $6.1 billion. We made contributions of $6.0 billion to the GE Pension Plan in 2018. The 2018 contributions satisfy our minimum ERISA funding requirement of $1.5 billion, and the remaining $4.5 billion was a voluntary contribution to the plan, a portion of which will be used to satisfy our minimum ERISA funding requirement for 2019. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to pension plans as required under ERISA. Failure to achieve expected returns on plan assets driven by various factors, which could include a continued environment of low interest rates or sustained market volatility, could also result in an increase to the amount of cash we would be required to contribute to pension plans. In addition, there may be upward pressure on the cost of providing healthcare benefits to current employees and retirees. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce our profitability. For a discussion regarding how our financial statements can be affected by our pension and healthcare benefit obligations, see the Other Consolidated Information - Postretirement Benefit Plans section within MD&A and Note 13 to the consolidated financial statements. See also the Critical Accounting Estimates - Pension Assumptions section within MD&A for a discussion regarding how our financial statements can be affected by our pension plan accounting policies.

LEGAL & COMPLIANCE RISKS
Legal and compliance risk relates to risks arising from the government and regulatory environment and action and from legal proceedings and compliance with integrity policies and procedures, including those relating to financial reporting, environmental, health and safety. Government and regulatory risk includes the risk that the government or regulatory actions will impose additional cost on us or require us to make adverse changes to our business models or practices.

Regulatory - We are subject to a wide variety of laws, regulations and government policies that may change in significant ways.
Our businesses are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies. There can be no assurance that laws, regulations and policies will not be changed in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. In particular, legislative, regulatory or other areas of significance for our businesses that U.S. and non-U.S. governments have focused and continue to focus on include cybersecurity, data privacy and sovereignty, trade controls and compliance with complex economic sanctions, improper payments, competition law, foreign exchange intervention in response to currency volatility, currency controls that could restrict the movement of liquidity from particular jurisdictions, tariffs on imports and exports in the U.S. or other countries, and potential further changes to tax laws, including additional guidance concerning the enactment of U.S. tax reform, may have an effect on GE's, GE Capital's or other regulated subsidiaries' structure, operations, sales, liquidity, capital requirements, effective tax rate and performance. For example, legislative or regulatory measures by states or non-U.S. governments in response to the recent U.S. federal tax reform or otherwise, or rules and interpretations under the new tax laws, could increase our costs or tax rate. In addition, efforts by public and private sectors to control the growth of healthcare costs may lead to lower reimbursements and increased utilization controls related to the use of our products by healthcare providers. Regulation or government scrutiny may impact the requirements for marketing our products and slow our ability to introduce new products, resulting in an adverse impact on our business. Furthermore, we have been, and expect to continue, participating in U.S. and international governmental programs, which require us to comply with strict governmental regulations. Inability to comply with these regulations could adversely affect our status in these projects and could have collateral consequences such as limiting our ability to participate in other projects involving multilateral development banks and adversely affect our results of operations, financial position and cash flows.

Legal proceedings - We are subject to legal proceedings, investigations and legal compliance risks, including trailing liabilities from businesses that we dispose of or that are inactive.
We are subject to a variety of legal proceedings and legal compliance risks in virtually every part of the world, including the matters described in the Legal Proceedings section and the Other Items - Environmental Matters section within MD&A. We, our representatives, and the industries in which we operate are subject to continuing scrutiny by regulators, other governmental authorities and private sector entities or individuals in the U.S., the European Union, China and other jurisdictions, which may, in certain circumstances, lead to enforcement actions, adverse changes to our business practices, fines and penalties, required remedial actions such as contaminated site clean-up or the assertion of private litigation claims, and damages that could be material. For example, following our acquisition of Alstom's Thermal, Renewables and Grid businesses in 2015, we are subject to legacy legal proceedings and legal compliance risks that relate to claimed anti-competitive conduct or improper payments by Alstom in the pre-acquisition period, and payments for settlements, judgments, penalties or other liabilities in connection with those matters will result in cash outflows. In addition, since late 2017 we have been subject to a range of shareholder lawsuits and inquiries from governmental authorities related to the Company's financial performance, accounting and disclosure practices and related matters, as described in the Legal Proceedings section.

GE 2018 FORM 10-K 85

RISK FACTORS

We have established reserves for legal matters when and as appropriate; however, the estimation of legal reserves or possible losses involves significant judgment and may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations, and the actual losses arising from particular matters may exceed our current estimates and adversely affect our results of operations. While we believe that we have adopted appropriate risk management and compliance programs, the global and diverse nature of our operations and the current enforcement environment mean that legal and compliance risks will continue to exist with respect to our continuing and discontinued operations, and we may also be subject to material trailing legal liabilities from businesses that we dispose of or that are inactive. We also expect that additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time. Moreover, we are increasingly selling products and services in growth markets where claims arising from a catastrophic product failure, alleged violations of law or other incidents involving our products and services may be adjudicated within legal systems that are less developed and less reliable than those of the U.S. or other more developed markets, and this can create additional uncertainty about the outcome of proceedings before courts or other governmental bodies in such markets. See the Legal Proceedings section and Note 22 to the consolidated financial statements for further information about legal proceedings and other loss contingencies.

LEGAL PROCEEDINGS
In addition to the legal matters described below, we also incorporate the information reported under "Legal Proceedings" in BHGE's Form 10-K report.

WMC. At December 31, 2018, there was one pending lawsuit in which our discontinued U.S. mortgage business, WMC, is a party. The lawsuit is pending in the United States District Court for the District of Connecticut. TMI Trust Company (TMI), as successor to Law Debenture Trust Company of New York, is asserting claims on approximately $800 million of mortgage loans, and alleges losses on these loans in excess of $425 million. Trial in this case commenced in January 2018. The parties concluded their presentation of evidence and delivered closing arguments in June 2018. Based on a joint application by the parties, the District Court ordered a 30-day stay of proceedings on February 8, 2019, in light of ongoing settlement negotiations. The amount of the claim at issue in the TMI case reflects the purchase price or unpaid principal balances of the mortgage loans at issue at the time of purchase and does not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. All of the mortgage loans involved in this lawsuit are included in WMC’s reported claims at December 31, 2018. See Note 22 to the consolidated financial statements for further information.

In December 2015, we learned that, as part of continuing industry-wide investigation of subprime mortgages, the Civil Division of the U.S. Department of Justice (DOJ) had initiated an investigation of potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) by WMC and its affiliates arising out of the origination, purchase or sale of residential mortgage loans between January 1, 2005 and December 31, 2007. On January 31, 2019, GE announced that it had reached an agreement in principle with the DOJ to settle this investigation, under which GE will pay the United States a civil penalty of $1,500 million, consistent with the $1,500 million reserve recorded for this matter in the first quarter 2018, as described in Note 22 to the consolidated financial statements. The parties are negotiating the definitive settlement agreement, which will contain no admission of any allegation or liability and will conclude this investigation.

Alstom legacy matters. In connection with our acquisition of Alstom’s Thermal, Renewables and Grid businesses in November 2015, we are subject to legacy legal proceedings and legal compliance risks that relate to claimed anti-competitive conduct or improper payments by Alstom in the pre-acquisition period, including the previously reported matters described below. See Note 22 to the consolidated financial statements for further information.

In September 2013, the Israeli Antitrust Authority issued a decision whereby Alstom, Siemens AG and ABB Ltd. were held liable for an alleged anti-competitive arrangement in the gas-insulated switchgears market in Israel. While there was no fine in connection with that decision, claimants brought civil actions in 2013 seeking damages of approximately $950 million and $600 million, respectively, related to the alleged conduct underlying the decision that are pending before the Central District Court in Israel. The parties have been working to finalize a settlement, which will be subject to the Israeli Attorney General’s approval and is expected to be scheduled for a hearing in the first half of 2019.

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

GE 2018 FORM 10-K 86

LEGAL PROCEEDINGS

Shareholder and related lawsuits. Since November 2017, several putative shareholder class actions under the federal securities laws have been filed against GE and certain affiliated individuals and consolidated into a single action currently pending in the U.S. District Court for the Southern District of New York (the Hachem case). In October 2018, the lead plaintiff filed a fourth amended consolidated class action complaint naming as defendants GE and current and former GE executive officers. It alleges violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 related to insurance reserves and accounting for long-term service agreements and seeks damages on behalf of shareowners who acquired GE stock between February 27, 2013 and January 23, 2018. GE has filed a motion to dismiss, and briefing on that motion concluded in October 2018.

Since February 2018, multiple shareholder derivative lawsuits have also been filed against current and former GE executive officers and members of GE’s Board of Directors and GE (as nominal defendant). Four of these lawsuits are currently pending: the Gammel case, the Trueblood case and the Cuker case, which were filed in New York state court, and the Bennett case, which was filed in Massachusetts state court. The lawsuits allege violations of securities laws, breaches of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement. The specific matters underlying the allegations vary among the pending lawsuits, but they primarily relate to substantially the same facts as those underlying the securities class action described above, as well as the oversight of past GE practices regarding the use of its corporate aircraft, the goodwill charge related to GE’s Power business announced in October 2018 and alleged corruption in China. The Bennett complaint also includes a claim for professional negligence and accounting malpractice against GE’s auditor, KPMG. The plaintiffs seek unspecified damages and improvements in GE’s corporate governance and internal procedures. In June 2018, January 2019 and February 2019, respectively, GE filed motions to dismiss the Gammel, Trueblood and Cuker cases. The Bennett case has been stayed pending resolution of the motion to dismiss in the Gammel case.

In June 2018, a lawsuit (the Bezio case) was filed in New York state court derivatively on behalf of participants in GE’s 401(k) plan (the GE Retirement Savings Plan (RSP)), and alternatively as a class action on behalf of shareowners who acquired GE stock between February 26, 2013 and January 24, 2018, alleging violations of Section 11 of the Securities Act of 1933 based on alleged misstatements and omissions related to insurance reserves and performance of GE’s business segments in a GE RSP registration statement and documents incorporated therein by reference. In November 2018, the plaintiffs filed an amended derivative complaint naming as defendants GE, former GE executive officers and Fidelity Management Trust Company, as trustee for the GE RSP. In January 2019, GE filed a motion to dismiss.

In July 2018, a putative class action (the Mahar case) was filed in New York state court naming as defendants GE, former GE executive officers, a former member of GE’s Board of Directors and KPMG. It alleged violations of Sections 11, 12 and 15 of the Securities Act of 1933 based on alleged misstatements related to insurance reserves and performance of GE’s business segments in GE Stock Direct Plan registration statements and documents incorporated therein by reference and seeks damages on behalf of shareowners who acquired GE stock between July 20, 2015 and July 19, 2018 through the GE Stock Direct Plan. In February 2019, this case was dismissed.

In October 2018, a putative class action (the Houston case) was filed in New York state court naming as defendants GE, certain GE subsidiaries and current and former GE executive officers and employees. It alleges violations of Sections 11, 12 and 15 of the Securities Act of 1933 and seeks damages on behalf of purchasers of senior notes issued in 2016 and rescission of transactions involving those notes. We are in the process of negotiating an agreement to stay this case pending resolution of the motion to dismiss the Hachem case.

In December 2018, a putative class action (the Varga case) was filed in the U.S. District Court for the Northern District of New York naming GE and a former GE executive officer as defendants in connection with the oversight of the GE RSP. It alleges that the defendants breached fiduciary duties under the Employee Retirement Income Security Act of 1974 (ERISA) by failing to advise GE RSP participants that GE Capital insurance subsidiaries were allegedly under-reserved and continued to retain a GE stock fund as an investment option in the GE RSP. The plaintiffs seek unspecified damages on behalf of a class of GE RSP participants and beneficiaries from January 1, 2010 through January 19, 2018 or later.

In February 2019, a putative class action (the Birnbaum case) was filed in the U.S. District Court for the Southern District of New York naming as defendants GE and our current CEO. It alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on alleged misstatements in connection with GE’s October 2018 announcement that the reporting of its third quarter financial results would be delayed for five days and seeks damages on behalf of shareowners who acquired GE stock between October 12 and October 29, 2018.

In February 2019, a putative class action (the Sheet Metal Workers Local 17 Trust Funds case) was filed in the U.S. District Court for the Southern District of New York naming as defendants GE and current and former GE executive officers. It alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on alleged misstatements regarding GE’s H-Class turbines and the disclosure in October 2018 about the goodwill impairment charge related to GE’s Power business. The lawsuit seeks damages on behalf of shareowners who acquired GE stock between December 27, 2017 and October 29, 2018.

These cases are at an early stage; we believe we have defenses to the claims and are responding accordingly.

GE 2018 FORM 10-K 87

LEGAL PROCEEDINGS

SEC investigation. In late November 2017, staff of the Boston office of the U.S. Securities & Exchange Commission (SEC) notified us that they are conducting an investigation of GE’s revenue recognition practices and internal controls over financial reporting related to long-term service agreements. Following our investor update in January 2018 about the increase in future policy benefit reserves for GE Capital’s run-off insurance operations, the SEC staff expanded the scope of its investigation to encompass the reserve increase and the process leading to the reserve increase. Following our announcement in October 2018 about the expected non-cash goodwill impairment charge related to GE’s Power business, as discussed further in Note 8 to the consolidated financial statements, the SEC expanded the scope of its investigation to include that charge as well. We are providing documents and other information requested by the SEC staff, and we are cooperating with the ongoing investigation. Staff from the DOJ are also investigating these matters, and we are providing them with requested documents and information as well.

Other GE Retirement Savings Plan class actions. Since September 2017, four putative class action lawsuits have been filed regarding the oversight of the GE RSP, and those class actions have been consolidated into a single action in the U.S. District Court for the District of Massachusetts. The consolidated complaint names as defendants GE, GE Asset Management, current and former GE and GE Asset Management executive officers and employees who served on fiduciary bodies responsible for aspects of the GE RSP during the class period and current and former members of GE's Board of Directors. Like similar lawsuits that have been brought against other companies in recent years, this action alleges that the defendants breached their fiduciary duties under ERISA in their oversight of the GE RSP, principally by retaining five proprietary funds that plaintiffs allege were underperforming as investment options for plan participants and by charging higher management fees than some alternative funds. The plaintiffs seek unspecified damages on behalf of a class of GE RSP participants and beneficiaries from October 30, 2011 through the date of any judgment. In August and December 2018, the court issued orders dismissing one count of the complaint and denying GE's motion to dismiss the remaining counts. We believe we have defenses to the claims and are responding accordingly.

Environmental matters. As previously reported, in 2000, GE and the Environmental Protection Agency (EPA) entered into a consent decree relating to PCB cleanup of the Housatonic River in Massachusetts. Following EPA’s release in September 2015 of an intended final remediation decision, GE and EPA engaged in mediation and the first step of the dispute resolution process contemplated by the consent decree. In October 2016, the EPA issued its final decision pursuant to the consent decree, which GE and several other interested parties appealed to EPA’s Environmental Appeals Board (EAB). The EAB issued its decision in January 2018, affirming parts of EPA’s decision and granting relief to GE on certain significant elements of its challenge. The EAB remanded the decision back to EPA to address those elements and reissue a revised final remedy, and EPA has convened a mediation process with GE and interested stakeholders. The revised final remedy may be appealed to the EAB and ultimately the U.S. Court of Appeals for the First Circuit. The full remedy will not be implemented until any appeals of the revised decision are resolved. As of December 31, 2018, and based on its assessment of current facts and circumstances and its defenses, GE believes that it has recorded adequate reserves to cover future obligations associated with an expected final remedy. See Note 22 to the consolidated financial statements for further information.

GE 2018 FORM 10-K 88

REPORTS

MANAGEMENT AND AUDITOR’S REPORTS
MANAGEMENT’S DISCUSSION OF FINANCIAL RESPONSIBILITY
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

We strive to maintain a dynamic system of internal controls and procedures-including internal control over financial reporting- designed to ensure reliable financial recordkeeping, transparent financial reporting and disclosure, and protection of physical and intellectual property. We recruit, develop and retain a world-class financial team. Our internal audit function (Corporate Audit Staff) conducts financial, compliance and process improvement audits each year. Our Audit Committee oversees the scope and evaluates the overall results of these audits, and in 2018, members of that Committee attended GE Corporate Audit Staff and Controllership Council meetings.

We are keenly aware of the importance of full and open presentation of our financial position and operating results, and rely for this purpose on our disclosure controls and procedures, including our Disclosure Committee, which comprises senior executives with detailed knowledge of our businesses and the related needs of our investors. We ask this committee to review our compliance with accounting and disclosure requirements, to evaluate the fairness of our financial and non-financial disclosures, and to report their findings to us. In 2018, we further ensured strong disclosure by holding approximately 100 analyst and investor meetings with GE leadership present.

We welcome the strong oversight of our financial reporting activities by our independent registered public accounting firm, KPMG LLP, engaged by and reporting directly to the Audit Committee. In December 2018, we announced our intention to conduct an auditor tender process. The effective date for the audit firm appointment following that process will be based on the progress toward completing the Company’s previously announced portfolio actions.

U.S. legislation requires management to report on internal control over financial reporting and for auditors to render an opinion on such controls. Our report and the KPMG LLP report for 2018 follow.

GE 2018 FORM 10-K 89

REPORTS

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2018, based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. Their report follows.

/s/ H. Lawrence Culp, Jr.	/s/ Jamie S. Miller
H. Lawrence Culp, Jr.	Jamie S. Miller
Chairman of the Board and Chief Executive Officer	Senior Vice President and Chief Financial Officer
February 26, 2019

DISCLOSURE CONTROLS
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of December 31, 2018.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

GE 2018 FORM 10-K 90

REPORTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners
of General Electric Company:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated statement of financial position of General Electric Company (the Company) as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of ASU 2014-09, Revenue from Contracts with Customers and the related amendments.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

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

Accompanying Supplemental Information
The accompanying consolidating information appearing on pages 95, 99, and 101 (“supplemental information”) has been subjected to audit procedures performed in conjunction with the audit of the Company’s consolidated financial statements. The supplemental information is the responsibility of the Company’s management. Our audit procedures included determining whether the supplemental information reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

/s/ KPMG LLP
KPMG LLP We have served as the Company's auditor since 1909. Boston, Massachusetts
February 26, 2019

GE 2018 FORM 10-K 91

[PAGE INTENTIONALLY LEFT BLANK]

FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS AND NOTES

GE 2018 FORM 10-K 93

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)	General Electric Company and consolidated affiliates
For the years ended December 31 (In millions; per-share amounts in dollars)	2018	2017	2016

Revenues
Sales of goods	$74,855	$74,990	$76,721
Sales of services	38,689	35,977	33,450
GE Capital revenues from services	8,072	7,276	9,297
Total revenues (Note 9)	121,615	118,243	119,469

Costs and expenses
Cost of goods sold	63,116	63,075	62,605
Cost of services sold	29,555	27,808	25,047
Selling, general and administrative expenses	18,111	17,569	17,756
Interest and other financial charges	5,059	4,869	5,025
Investment contracts, insurance losses and insurance annuity benefits	2,790	12,168	2,797
Goodwill impairments (Note 8)	22,136	2,550	—
Non-operating benefit costs	2,777	2,399	2,365
Other costs and expenses	464	1,082	982
Total costs and expenses	144,008	131,520	116,577

Other income (Note 18)	2,259	2,126	4,140
GE Capital earnings (loss) from continuing operations	—	—	—

Earnings (loss) from continuing operations before income taxes	(20,134)	(11,151)	7,031
Benefit (provision) for income taxes (Note 14)	(583)	2,611	1,133
Earnings (loss) from continuing operations	(20,717)	(8,540)	8,165
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(1,726)	(309)	(954)
Net earnings (loss)	(22,443)	(8,849)	7,211
Less net earnings (loss) attributable to noncontrolling interests	(89)	(365)	(289)
Net earnings (loss) attributable to the Company	(22,355)	(8,484)	7,500
Preferred stock dividends	(447)	(436)	(656)
Net earnings (loss) attributable to GE common shareowners	$(22,802)	$(8,920)	$6,845

Amounts attributable to GE common shareowners
Earnings (loss) from continuing operations	$(20,717)	$(8,540)	$8,165
Less net earnings (loss) attributable to noncontrolling interests, continuing operations	(89)	(371)	(288)
Earnings (loss) from continuing operations attributable to the Company	(20,629)	(8,169)	8,453
Preferred stock dividends	(447)	(436)	(656)
Earnings (loss) from continuing operations attributable to GE common shareowners	(21,076)	(8,605)	7,797
Earnings (loss) from discontinued operations, net of taxes	(1,726)	(309)	(954)
Less net earnings (loss) attributable to noncontrolling interests, discontinued operations	—	6	(1)
Net earnings (loss) attributable to GE common shareowners	$(22,802)	$(8,920)	$6,845

Per-share amounts (Note 17)
Earnings (loss) from continuing operations
Diluted earnings (loss) per share	$(2.43)	$(0.99)	$0.85
Basic earnings (loss) per share	$(2.43)	$(0.99)	$0.86

Net earnings (loss)
Diluted earnings (loss) per share	$(2.62)	$(1.03)	$0.75
Basic earnings (loss) per share	$(2.62)	$(1.03)	$0.76

Dividends declared per common share	$0.37	$0.84	$0.93
Amounts may not add due to rounding.
See accompanying notes.

GE 2018 FORM 10-K 94

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS) (CONTINUED) For the years ended December 31	GE(a)			Financial Services (GE Capital)
(In millions; per-share amounts in dollars)	2018	2017	2016	2018	2017	2016

Revenues
Sales of goods	$74,854	$75,068	$76,887	$121	$130	$115
Sales of services	38,788	36,187	33,729	—	—	—
GE Capital revenues from services	—	—	—	9,430	8,940	10,790
Total revenues (Note 9)	113,642	111,255	110,615	9,551	9,070	10,905

Costs and expenses
Cost of goods sold	63,137	63,180	62,793	95	102	93
Cost of services sold	27,591	25,822	23,088	2,089	2,196	2,238
Selling, general and administrative expenses	17,319	16,406	15,518	1,341	1,662	2,931
Interest and other financial charges	2,708	2,753	2,026	2,982	3,145	3,790
Investment contracts, insurance losses and insurance annuity benefits	—	—	—	2,849	12,213	2,861
Goodwill impairments (Note 8)	22,136	1,165	—	—	1,386	—
Non-operating benefit costs	2,764	2,385	2,349	12	14	16
Other costs and expenses	—	—	—	558	986	1,013
Total costs and expenses	135,656	111,710	105,774	9,926	21,703	12,942

Other income (Note 18)	2,255	1,937	4,227	—	—	—
GE Capital earnings (loss) from continuing operations	(489)	(6,765)	(1,251)	—	—	—

Earnings (loss) from continuing operations before income taxes	(20,248)	(5,282)	7,817	(375)	(12,633)	(2,037)
Benefit (provision) for income taxes (Note 14)	(957)	(3,691)	(298)	374	6,302	1,431
Earnings (loss) from continuing operations	(21,205)	(8,973)	7,519	(1)	(6,331)	(606)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(1,726)	(315)	(952)	(1,670)	(312)	(954)
Net earnings (loss)	(22,931)	(9,288)	6,567	(1,672)	(6,643)	(1,560)
Less net earnings (loss) attributable to noncontrolling interests	(129)	(368)	(278)	40	4	(12)
Net earnings (loss) attributable to the Company	(22,802)	(8,920)	6,845	(1,712)	(6,647)	(1,548)
Preferred stock dividends	—	—	—	(447)	(436)	(656)
Net earnings (loss) attributable to GE common shareowners	$(22,802)	$(8,920)	$6,845	$(2,159)	$(7,083)	$(2,204)

Amounts attributable to GE common shareowners:
Earnings (loss) from continuing operations	$(21,205)	$(8,973)	$7,519	$(1)	$(6,331)	$(606)
Less net earnings (loss) attributable to noncontrolling interests, continuing operations	(129)	(368)	(278)	40	(3)	(10)
Earnings (loss) from continuing operations attributable to the Company	(21,076)	(8,605)	7,797	(42)	(6,328)	(595)
Preferred stock dividends	—	—	—	(447)	(436)	(656)
Earnings (loss) from continuing operations attributable to GE common shareowners	(21,076)	(8,605)	7,797	(489)	(6,765)	(1,251)
Earnings (loss) from discontinued operations, net of taxes	(1,726)	(315)	(952)	(1,670)	(312)	(954)
Less net earnings (loss) attributable to noncontrolling interests, discontinued operations	—	—	—	—	6	(1)
Net earnings (loss) attributable to GE common shareowners	$(22,802)	$(8,920)	$6,845	$(2,159)	$(7,083)	$(2,204)

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

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

GE 2018 FORM 10-K 95

FINANCIAL STATEMENTS

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) For the years ended December 31 (In millions)	2018	2017	2016

Net earnings (loss)	$(22,443)	$(8,849)	$7,211
Less net earnings (loss) attributable to noncontrolling interests	(89)	(365)	(289)
Net earnings (loss) attributable to the Company	$(22,355)	$(8,484)	$7,500

Other comprehensive income (loss)
Investment securities	$64	$(776)	$203
Currency translation adjustments	(1,664)	2,178	(1,298)
Cash flow hedges	(51)	51	93
Benefit plans	1,416	2,782	(1,068)
Other comprehensive income (loss)	(235)	4,236	(2,070)
Less other comprehensive income (loss) attributable to noncontrolling interests	(225)	51	(14)
Other comprehensive income (loss) attributable to the Company	$(10)	$4,184	$(2,056)

Comprehensive income (loss)	$(22,678)	$(4,613)	$5,141
Less comprehensive income (loss) attributable to noncontrolling interests	(314)	(314)	(303)
Comprehensive income (loss) attributable to the Company	$(22,364)	$(4,300)	$5,444
Amounts presented net of taxes.
Amounts may not add due to rounding.
See accompanying notes.

GE 2018 FORM 10-K 96

FINANCIAL STATEMENTS

[PAGE INTENTIONALLY LEFT BLANK]

GE 2018 FORM 10-K 97

FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL POSITION	General Electric Company and consolidated affiliates
December 31 (In millions, except share amounts)	2018	2017

Assets
Cash, cash equivalents and restricted cash(a)	$35,020	$43,967
Investment securities (Note 3)	33,835	38,696
Current receivables (Note 4)	19,874	24,209
Inventories (Note 5)	19,271	19,419
Financing receivables – net (Note 6)	7,699	10,336
Other GE Capital receivables	6,218	6,301
Property, plant and equipment – net (Note 7)	50,749	53,874
Receivable from GE Capital	—	—
Investment in GE Capital	—	—
Goodwill (Note 8)	59,614	83,968
Other intangible assets – net (Note 8)	18,159	20,273
Contract and other deferred assets (Note 10)	20,000	20,356
All other assets	20,018	28,949
Deferred income taxes (Note 14)	12,432	8,819
Assets of businesses held for sale (Note 2)	1,630	4,164
Assets of discontinued operations (Note 2)	4,610	5,912
Total assets(b)	$309,129	$369,245

Liabilities and equity
Short-term borrowings (Note 11)	$12,849	$24,036
Short-term borrowings assumed by GE (Note 11)	—	—
Accounts payable, principally trade accounts	17,153	15,172
Progress collections and deferred income (Note 10)	20,895	22,117
Dividends payable	95	1,052
Other GE current liabilities	16,345	16,919
Non-recourse borrowings of consolidated securitization entities (Note 11)	1,875	1,980
Long-term borrowings (Note 11)	95,234	108,575
Long-term borrowings assumed by GE (Note 11)	—	—
Investment contracts, insurance liabilities and insurance annuity benefits (Note 12)	35,562	38,136
Non-current compensation and benefits	33,783	41,630
All other liabilities	20,892	20,784
Liabilities of businesses held for sale (Note 2)	708	1,248
Liabilities of discontinued operations (Note 2)	1,875	706
Total liabilities(b)	257,266	292,355

Redeemable noncontrolling interests (Note 15)	382	3,391

Preferred stock (5,939,875 shares outstanding at both December 31, 2018 and December 31, 2017)	6	6
Common stock (8,702,227,000 and 8,680,571,000 shares outstanding at December 31, 2018 and December 31, 2017, respectively)	702	702
Accumulated other comprehensive income (loss) – net attributable to GE(c)
Investment securities	(39)	(102)
Currency translation adjustments	(6,134)	(4,661)
Cash flow hedges	13	62
Benefit plans	(8,254)	(9,702)
Other capital	35,504	37,384
Retained earnings	93,109	117,245
Less common stock held in treasury	(83,925)	(84,902)
Total GE shareowners’ equity	30,981	56,030
Noncontrolling interests(d) (Note 15)	20,500	17,468
Total equity (Note 15)	51,481	73,498
Total liabilities, redeemable noncontrolling interests and equity	$309,129	$369,245

(a)	Included restricted cash of $492 million and $668 million at December 31, 2018 and December 31, 2017, respectively.

(b)
Our consolidated assets at December 31, 2018 included total assets of $5,475 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets included current receivables and net financing receivables of $3,158 million and investment securities of $35 million within continuing operations and assets of discontinued operations of $133 million. Our consolidated liabilities at December 31, 2018 included liabilities of certain VIEs for which the VIE creditors do not have recourse to GE. These liabilities included non-recourse borrowings of consolidated securitization entities (CSEs) of $1,875 million within continuing operations. See Note 21.

(c)	The sum of accumulated other comprehensive income (loss) (AOCI) attributable to the Company was $(14,414) million and $(14,404) million at December 31, 2018 and December 31, 2017, respectively.

(d)	Included AOCI attributable to noncontrolling interests of $(451) million and $(226) million at December 31, 2018 and December 31, 2017, respectively.
Amounts may not add due to rounding.
See accompanying notes.

GE 2018 FORM 10-K 98

FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL POSITION (CONTINUED)	GE(a)		Financial Services (GE Capital)
December 31 (In millions, except share amounts)	2018	2017	2018	2017

Assets
Cash, cash equivalents and restricted cash(b)	$20,528	$18,822	$14,492	$25,145
Investment securities (Note 3)	514	569	33,393	38,231
Current receivables (Note 4)	15,418	14,638	—	—
Inventories (Note 5)	19,222	19,344	50	75
Financing receivables – net (Note 6)	—	—	13,628	21,967
Other GE Capital receivables	—	—	15,361	16,945
Property, plant and equipment – net (Note 7)	21,967	23,963	29,510	30,595
Receivable from GE Capital(c)(d)	22,513	39,844	—	—
Investment in GE Capital	11,412	13,493	—	—
Goodwill (Note 8)	58,710	82,985	904	984
Other intangible assets – net (Note 8)	17,923	20,014	236	259
Contract and other deferred assets (Note 10)	20,000	20,356	—	—
All other assets	10,288	13,627	9,819	15,606
Deferred income taxes (Note 14)	10,491	7,815	1,936	999
Assets of businesses held for sale (Note 2)	1,525	3,799	—	—
Assets of discontinued operations (Note 2)	—	—	4,610	5,912
Total assets	$230,510	$279,267	$123,939	$156,716

Liabilities and equity
Short-term borrowings(d) (Note 11)	$5,220	$6,237	$4,999	$11,291
Short-term borrowings assumed by GE(c) (Note 11)	4,207	8,310	2,684	8,310
Accounts payable, principally trade accounts	22,972	21,851	1,612	1,853
Progress collections and deferred income (Note 10)	21,151	22,221	—	—
Dividends payable	95	1,052	—	—
Other GE current liabilities	16,345	16,919	—	—
Non-recourse borrowings of consolidated securitization entities (Note 11)	—	—	1,875	1,980
Long-term borrowings(d) (Note 11)	27,089	28,236	36,154	42,081
Long-term borrowings assumed by GE(c)(d) (Note 11)	32,054	38,804	19,828	31,533
Investment contracts, insurance liabilities and insurance annuity benefits (Note 12)	—	—	35,994	38,587
Non-current compensation and benefits	32,918	40,820	856	801
All other liabilities	15,772	16,873	6,724	5,886
Liabilities of businesses held for sale (Note 2)	748	1,248	—	—
Liabilities of discontinued operations (Note 2)	76	23	1,800	683
Total liabilities	178,648	202,595	112,527	143,007

Redeemable noncontrolling interests (Note 15)	382	3,391	—	—

Preferred stock (5,939,875 shares outstanding at both December 31, 2018 and December 31, 2017)	6	6	6	6
Common stock (8,702,227,000 and 8,680,571,000 shares outstanding at December 31, 2018 and December 31, 2017, respectively)	702	702	—	—
Accumulated other comprehensive income (loss) – net attributable to GE
Investment securities	(39)	(102)	(32)	(99)
Currency translation adjustments	(6,134)	(4,661)	(162)	(225)
Cash flow hedges	13	62	53	54
Benefit plans	(8,254)	(9,702)	(642)	(524)
Other capital	35,504	37,384	12,883	12,806
Retained earnings	93,109	117,245	(694)	1,476
Less common stock held in treasury	(83,925)	(84,902)	—	—
Total GE shareowners’ equity	30,981	56,030	11,412	13,493
Noncontrolling interests (Note 15)	20,499	17,252	1	217
Total equity (Note 15)	51,480	73,282	11,412	13,709
Total liabilities, redeemable noncontrolling interests and equity	$230,510	$279,267	$123,939	$156,716

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

(b)
GE restricted cash was $459 million and $611 million at December 31, 2018 and December 31, 2017, respectively, and GE Capital restricted cash was $33 million and $57 million at December 31, 2018 and December 31, 2017, respectively.

(c)
At December 31, 2018, the remaining GE Capital borrowings that had been assumed by GE as part of the GE Capital Exit Plan was $36,262 million ($4,207 million short term and $32,054 million long term), for which GE has an offsetting Receivable from GE Capital of $22,513 million. The difference of $13,749 million represents the amount of borrowings GE Capital had funded with available cash to GE via an intercompany loan in lieu of GE issuing borrowings externally. See Note 11 and the Borrowings section of Capital Resources and Liquidity within MD&A for further information.

(d)
At December 31, 2018, total GE borrowings is comprised of GE-issued borrowings of $32,309 million ($5,220 million short term and $27,089 million long term) and the $13,749 million of borrowings from GE Capital as described in note (c) above for a total of $46,058 million (including $6,330 million BHGE borrowings). See Note 11 and the Borrowings section of Capital Resources and Liquidity within MD&A for further information.

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

GE 2018 FORM 10-K 99

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS	General Electric Company and consolidated affiliates
For the years ended December 31 (In millions)	2018	2017	2016
Cash flows – operating activities
Net earnings (loss)	$(22,443)	$(8,849)	$7,211
(Earnings) loss from discontinued operations	1,726	309	954
Adjustments to reconcile net earnings (loss) to cash provided from operating activities:
Depreciation and amortization of property, plant and equipment (Note 7)	5,562	5,139	4,997
Amortization of intangible assets (Note 8)	2,662	2,290	2,073
Goodwill impairments (Note 8)	22,136	2,550	—
(Earnings) loss from continuing operations retained by GE Capital	—	—	—
(Gains) losses on purchases and sales of business interests (Note 18)	(1,582)	(1,021)	(3,731)
Principal pension plans cost (Note 13)	4,260	3,687	3,623
Principal pension plans employer contributions (Note 13)	(6,283)	(1,978)	(552)
Other postretirement benefit plans (net) (Note 13)	(1,101)	(888)	(716)
Provision (benefit) for income taxes (Note 14)	583	(2,611)	(1,133)
Cash recovered (paid) during the year for income taxes	(1,864)	(2,436)	(7,280)
Decrease (increase) in contract and other deferred assets	(92)	(1,898)	(2,617)
Decrease (increase) in GE current receivables	(430)	(2,846)	1,460
Decrease (increase) in inventories	(902)	1,183	(815)
Increase (decrease) in accounts payable	2,199	(394)	1,228
Increase (decrease) in GE progress collections	(502)	1,737	1,725
All other operating activities	735	13,027	1,078
Cash from (used for) operating activities – continuing operations	4,662	7,000	7,503
Cash from (used for) operating activities – discontinued operations(a)	(416)	(968)	(6,343)
Cash from (used for) operating activities	4,246	6,032	1,160

Cash flows – investing activities
Additions to property, plant and equipment	(7,695)	(7,371)	(7,199)
Dispositions of property, plant and equipment	4,519	5,746	4,424
Additions to internal-use software	(361)	(549)	(749)
Net decrease (increase) in GE Capital financing receivables	1,796	805	200
Proceeds from sale of discontinued operations	29	1,464	59,890
Proceeds from principal business dispositions	8,884	3,228	5,357
Net cash from (payments for) principal businesses purchased	(90)	(6,087)	(2,271)
All other investing activities	10,969	11,112	2,913
Cash from (used for) investing activities – continuing operations	18,052	8,348	62,566
Cash from (used for) investing activities – discontinued operations	187	(1,784)	(13,431)
Cash from (used for) investing activities	18,239	6,564	49,135

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(4,436)	1,794	(1,135)
Newly issued debt (maturities longer than 90 days)	3,201	14,876	1,492
Repayments and other reductions (maturities longer than 90 days)	(21,166)	(25,622)	(58,768)
Net dispositions (purchases) of GE shares for treasury	(17)	(2,550)	(21,429)
Dividends paid to shareowners	(4,474)	(8,650)	(8,806)
All other financing activities	(4,141)	(903)	(2,607)
Cash from (used for) financing activities – continuing operations	(31,033)	(21,055)	(91,253)
Cash from (used for) financing activities – discontinued operations	—	1,909	789
Cash from (used for) financing activities	(31,033)	(19,146)	(90,464)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(628)	891	(1,146)
Increase (decrease) in cash, cash equivalents and restricted cash	(9,176)	(5,660)	(41,315)
Cash, cash equivalents and restricted cash at beginning of year	44,724	50,384	91,698
Cash, cash equivalents and restricted cash at end of year	35,548	44,724	50,384
Less cash, cash equivalents and restricted cash of discontinued operations at end of year	528	757	1,601
Cash, cash equivalents and restricted cash of continuing operations at end of year	$35,020	$43,967	$48,783
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(4,409)	$(4,211)	$(5,779)

(a)	Included cash recovered (paid) during the year for income taxes of $(4) million, an insignificant amount and $(188) million for the years ended December 31, 2018, 2017 and 2016, respectively.
Amounts may not add due to rounding.
See accompanying notes.

GE 2018 FORM 10-K 100

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS (CONTINUED)	GE(a)			Financial Services (GE Capital)
For the years ended December 31 (In millions)	2018	2017	2016	2018	2017	2016
Cash flows – operating activities
Net earnings (loss)	$(22,931)	$(9,288)	$6,567	$(1,672)	$(6,643)	$(1,560)
(Earnings) loss from discontinued operations	1,726	315	952	1,670	312	954
Adjustments to reconcile net earnings (loss) to cash provided from operating activities:
Depreciation and amortization of property, plant and equipment (Note 7)	3,433	2,857	2,597	2,110	2,277	2,384
Amortization of intangible assets	2,608	2,225	1,942	53	65	131
Goodwill impairments (Note 8)	22,136	1,165	—	—	1,386	—
(Earnings) loss from continuing operations retained by GE Capital(b)	489	10,781	21,345	—	—	—
(Gains) losses on purchases and sales of business interests (Note 18)	(1,294)	(1,021)	(3,731)	(288)	—	—
Principal pension plans cost (Note 13)	4,260	3,687	3,623	—	—	—
Principal pension plans employer contributions (Note 13)	(6,283)	(1,978)	(552)	—	—	—
Other postretirement benefit plans (net) (Note 13)	(1,084)	(865)	(715)	(18)	(23)	(1)
Provision (benefit) for income taxes (Note 14)	957	3,691	298	(374)	(6,302)	(1,431)
Cash recovered (paid) during the year for income taxes	(1,803)	(2,700)	(2,547)	(61)	264	(4,734)
Decrease (increase) in contract and other deferred assets	(92)	(1,898)	(2,617)	—	—	—
Decrease (increase) in GE current receivables	(1,233)	310	875	—	—	—
Decrease (increase) in inventories	(941)	1,200	(762)	31	(2)	(10)
Increase (decrease) in accounts payable	2,548	(429)	1,746	2	(75)	17
Increase (decrease) in GE progress collections	(364)	1,763	1,803	—	—	—
All other operating activities (Note 23)	125	1,221	(851)	127	11,115	4,032
Cash from (used for) operating activities – continuing operations	2,258	11,033	29,972	1,582	2,374	(219)
Cash from (used for) operating activities – discontinued operations	—	(1)	(90)	(415)	(968)	(6,253)
Cash from (used for) operating activities	2,257	11,033	29,882	1,166	1,407	(6,472)

Cash flows – investing activities
Additions to property, plant and equipment	(3,302)	(4,132)	(3,758)	(4,569)	(3,680)	(3,769)
Dispositions of property, plant and equipment	698	1,401	1,080	3,853	4,579	3,637
Additions to internal-use software	(347)	(518)	(740)	(14)	(31)	(8)
Net decrease (increase) in GE Capital financing receivables (Note 23)	—	—	—	9,986	2,897	(1,279)
Proceeds from sale of discontinued operations	—	—	—	29	1,464	59,890
Proceeds from principal business dispositions	6,507	3,106	5,357	2,011	—	—
Net cash from (payments for) principal businesses purchased	(90)	(6,087)	(2,271)	—	—	—
All other investing activities (Note 23)	(1,190)	(2,061)	(1,349)	482	3,013	1,297
Cash from (used for) investing activities – continuing operations	2,276	(8,291)	(1,681)	11,777	8,242	59,769
Cash from (used for) investing activities – discontinued operations	—	1	90	186	(1,784)	(13,521)
Cash from (used for) investing activities	2,277	(8,291)	(1,592)	11,964	6,458	46,248

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(1,197)	1,704	1,655	(4,308)	69	(1,655)
Newly issued debt (maturities longer than 90 days)	6,651	20,264	5,307	3,045	1,909	1,174
Repayments and other reductions (maturities longer than 90 days)	(1,870)	(5,981)	(4,155)	(19,836)	(21,007)	(58,285)
Net dispositions (purchases) of GE shares for treasury (Note 23)	(17)	(2,550)	(21,429)	—	—	—
Dividends paid to shareowners	(4,179)	(8,355)	(8,474)	(371)	(4,311)	(20,427)
All other financing activities (Note 23)	(1,723)	(528)	(273)	(2,408)	(280)	(2,460)
Cash from (used for) financing activities – continuing operations	(2,334)	4,554	(27,371)	(23,878)	(23,619)	(81,653)
Cash from (used for) financing activities – discontinued operations	—	—	—	—	1,909	789
Cash from (used for) financing activities	(2,334)	4,554	(27,371)	(23,878)	(21,710)	(80,864)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(494)	444	(392)	(134)	447	(754)
Increase (decrease) in cash, cash equivalents and restricted cash	1,706	7,739	527	(10,882)	(13,399)	(41,842)
Cash, cash equivalents and restricted cash at beginning of year	18,822	11,083	10,556	25,902	39,301	81,143
Cash, cash equivalents and restricted cash at end of year	20,528	18,822	11,083	15,020	25,902	39,301
Less cash, cash equivalents and restricted cash of discontinued operations at end of year	—	—	—	528	757	1,601
Cash, cash equivalents and restricted cash of continuing operations at end of year	$20,528	$18,822	$11,083	$14,492	$25,145	$37,700
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(2,201)	$(2,347)	$(1,753)	$(2,883)	$(2,793)	$(4,982)

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis.

(b)	Represents GE Capital earnings/loss from continuing operations attributable to the Company, net of GE Capital dividends paid to GE.
Amounts may not add due to rounding. In the consolidating data on this page, “GE” means the basis of consolidation as described in Note 1 to the consolidated financial statements; “GE Capital” means GE Capital Global Holdings, LLC (GECGH) and all of their affiliates and associated companies. Separate information is shown for “GE” and “Financial Services (GE Capital).” Transactions between GE and GE Capital have been eliminated from the “Consolidated” columns and are discussed in Note 24.

GE 2018 FORM 10-K 101

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

Where we hold current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIEs economic performance, combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in that VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. When changes occur to the design of an entity, we reconsider whether it is subject to the VIE model. We continuously evaluate whether we have a controlling financial interest in a VIE.

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

Associated companies are unconsolidated VIEs and other entities in which we do not have a controlling financial interest, but over which we have significant influence, most often because we hold a voting interest of 20% to 50%. Associated companies are accounted for as equity method investments. Our share of the results of associated companies are presented on a one-line basis. Investments in, and advances to, associated companies are presented on a one-line basis in the caption “All other assets” in our consolidated Statement of Financial Position, net of allowance for losses, which represents our best estimate of probable losses inherent in such assets.

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
GE Capital. This refers to GE Capital Global Holdings, LLC (GECGH), and represents the adding together of all affiliates of GE Capital giving effect to the elimination of transactions among such affiliates.
Consolidated. This represents the adding together of GE and GE Capital, giving effect to the elimination of transactions between GE and GE Capital.
Operating Segments. These comprise our eight businesses, focused on the broad markets they serve: Power, Renewable Energy, Aviation, Oil & Gas, Healthcare, Transportation, Lighting and Capital.

Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations. Certain of our operations have been presented as discontinued. We present businesses that represent components as discontinued operations when the components meet the criteria for held for sale, are sold, or spun-off and their disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results. See Note 2.

The effects of translating to U.S. dollars the financial statements of non-U.S. affiliates whose functional currency is other than the U.S. dollar are included in shareowners’ equity. Asset and liability accounts are translated at period-end exchange rates, while revenues and expenses are translated at average rates for the respective periods.

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP), which requires us to make estimates based on assumptions about current, and for some estimates future, economic and market conditions which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in future impairments of investment securities, goodwill, intangibles and long-lived assets, revisions to estimated profitability on long-term service agreements, incremental losses on financing receivables, establishment of valuation allowances on deferred tax assets, incremental fair value marks on businesses and assets held for sale carried at lower of cost or market less cost to sell, increased tax liabilities and loss contingency and insurance reserves.

GE 2018 FORM 10-K 102

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In situations where arrangements include customer acceptance provisions based on seller or customer-specified objective criteria, we recognize revenue when we have concluded that the customer has control of the goods and that acceptance is likely to occur. We generally do not provide for anticipated losses on point-in-time transactions prior to transferring control of the equipment to the customer.

Our billing terms for these point-in-time equipment contracts vary and generally coincide with delivery to the customer; however, within certain businesses, we receive progress payments from customers for large equipment purchases, which is generally to reserve production slots.

REVENUES FROM THE SALE OF SERVICES
Consistent with our discussion in the MD&A and the way we manage our businesses, we refer to sales under services agreements and sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs) as sales of “services,” which is an important part of our operations.

PERFORMANCE OBLIGATIONS SATISFIED OVER TIME
We enter into long-term service agreements with our customers primarily within our Aviation, Power, Oil & Gas and Transportation segments. These agreements require us to provide preventative maintenance, overhauls, and standby "warranty-type" services that include certain levels of assurance regarding asset performance and uptime throughout the contract periods, which generally range from 5 to 25 years. We account for items that are integral to the maintenance of the equipment as part of our service related performance obligation, unless the customer has a substantive right to make a separate purchasing decision (e.g., equipment upgrade). We recognize revenue as we perform under the arrangements using percentage of completion based on costs incurred relative to total expected costs. Throughout the life of a contract, this measure of progress captures the nature, timing and extent of our underlying performance activities as our stand-ready services often fluctuate between routine inspections and maintenance, unscheduled service events and major overhauls at pre-determined usage intervals. We provide for potential losses on any of these agreements when it is probable that we will incur the loss. Contract modifications that extend or revise contract terms are not uncommon and generally result in our recognizing the impact of the revised terms prospectively over the remaining life of the modified contract (i.e., effectively like a new contract).

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

GE 2018 FORM 10-K 103

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We also enter into long-term services agreements in our Healthcare and Renewable Energy segments. Revenues are recognized for these arrangements on a straight-line basis consistent with the nature, timing and extent of our services, which primarily relate to routine maintenance and as needed product repairs. Our billing terms for these contracts vary, but we generally invoice periodically as services are provided.

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

GE CAPITAL REVENUES FROM SERVICES (EARNED INCOME)
We use the interest method to recognize income on loans. Interest on loans includes origination, commitment and other non-refundable fees related to funding (recorded in earned income on the interest method). We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due. Previously recognized interest income that was accrued but not collected from the borrower is reversed, unless the terms of the loan agreement permit capitalization of accrued interest to the principal balance. Payments received on nonaccrual loans are applied to reduce the principal balance of the loan. We resume accruing interest on nonaccrual loans only when payments are brought current according to the loan’s original terms and future payments are reasonably assured.

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

The determination of fair value for businesses and assets held for sale involves significant judgments and assumptions. Development of estimates of fair values in this circumstance is complex and is dependent upon, among other factors, the nature of the potential sales transaction (for example, asset sale versus sale of legal entity), composition of assets and/or businesses in the disposal group, the comparability of the disposal group to market transactions and negotiations with third-party purchasers. Such factors bear directly on the range of potential fair values and the selection of the best estimates. Key assumptions were developed based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction.

We review all businesses and assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values, less cost to sell.

DEPRECIATION AND AMORTIZATION
The cost of GE property, plant and equipment is generally depreciated on a straight-line basis over its estimated economic life. The cost of GE Capital equipment leased to others on operating leases is depreciated on a straight-line basis to estimated residual value over the lease term or over the estimated economic life of the equipment.

GE 2018 FORM 10-K 104

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Debt securities and money market instruments with original maturities of three months or less are included in cash, cash equivalents and restricted cash unless designated as available-for-sale and classified as investment securities.

INVESTMENT SECURITIES
We report investments in debt and marketable equity securities, and certain other equity securities, at fair value. See Note 19 for further information on fair value. Unrealized gains and losses on available-for-sale debt securities are included in shareowners’ equity, net of applicable taxes and other adjustments. Unrealized gains and losses on equity securities with readily determinable fair values, are recorded to earnings.

We regularly review investment securities for impairment using both quantitative and qualitative criteria. For debt securities, if we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether we do not expect to recover the amortized cost basis of the security, such as the financial health of and specific prospects for the issuer. We also evaluate quantitative criteria including determining whether there has been an adverse change in expected future cash flows. If we do not expect to recover the entire amortized cost basis of the security, we consider the security to be other-than-temporarily impaired (OTTI), and we record the difference between the security’s amortized cost basis and its recoverable amount in earnings and the difference between the security’s recoverable amount and fair value in other comprehensive income. If we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, the security is also considered OTTI and we recognize the entire difference between the security’s amortized cost basis and its fair value in earnings.

Realized gains and losses are accounted for on the specific identification method. Unrealized gains and losses on investment securities classified as trading are included in earnings.

INVENTORIES
All inventories are stated at lower of cost or realizable values. Effective January 1, 2018, we voluntarily changed the cost method of the GE U.S. inventories that were previously measured on a last-in, first-out (LIFO) basis to first-in, first-out (FIFO) basis. See Accounting Changes section for further information.

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

GE 2018 FORM 10-K 105

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Liabilities for traditional long-duration insurance contracts includes both future policy benefit reserves and claims reserves. Future policy benefit reserves represent the present value of future policy benefits less the present value of future gross premiums based on actuarial assumptions. These assumptions include, but are not limited to, morbidity, mortality, the length of time a policy will remain in force, anticipated future premium increases from future in-force rate actions and interest rates. Assumptions are locked-in throughout the life of a contract unless a premium deficiency develops at which time we change these assumptions to reflect our most recent assumptions. Our annual premium deficiency testing assesses the adequacy of future policy benefit reserves, net of capitalized acquisition costs, using our most recent assumptions. Liabilities for investment contracts equal the account value, that is, the amount that accrues to the benefit of the contract or policyholder including credited interest and assessments through the financial statement date.

Claim reserves are established when a claim is incurred or is estimated to have been incurred and represents our best estimate of the present value of the ultimate obligations for future claim payments and claim adjustments expenses. Key inputs include actual known facts about the claims, such as the benefits available and cause of disability of the claimant, as well as assumptions derived from our actual historical experience and expected future changes in experience factors. Claim reserves are evaluated periodically for potential changes in loss estimates with the support of qualified actuaries, and any changes are recorded in earnings in the period in which they are determined.

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

GE 2018 FORM 10-K 106

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For large numbers of debt securities for which market prices are observable for identical or similar investment securities but not readily accessible for each of those investments individually (that is, it is difficult to obtain pricing information for each individual investment security at the measurement date), we obtain pricing information from an independent pricing vendor. The pricing vendor uses various pricing models for each asset class that are consistent with what other market participants would use. The inputs and assumptions to the model of the pricing vendor are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many fixed income securities do not trade on a daily basis, the methodology of the pricing vendor uses available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The pricing vendor considers available market observable inputs in determining the evaluation for a security. Thus, certain securities may not be priced using quoted prices, but rather determined from market observable information. These investments are included in Level 2 and primarily comprise our portfolio of corporate fixed income, and government, mortgage and asset-backed securities. Our pricing vendors may provide us with valuations that are based on significant unobservable inputs, and in those circumstances we classify the investment securities in Level 3.

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

Equity investments with readily determinable fair values are valued using market observable data such as quoted prices.

Derivatives. The majority of our derivatives are valued using internal models. The models maximize the use of market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities. Derivative assets and liabilities included in Level 2 primarily represent interest rate swaps, cross-currency swaps and foreign currency and commodity forward and option contracts.

Derivative assets and liabilities included in Level 3 primarily represent equity derivatives and interest rate products that contain embedded optionality or prepayment features.

NONRECURRING FAIR VALUE MEASUREMENTS
Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances. These assets can include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, equity securities without readily determinable fair value and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

The following sections describe the valuation methodologies we use to measure financial and non-financial instruments accounted for at fair value on a nonrecurring basis and for certain assets within our pension plans and retiree benefit plans at each reporting period, as applicable.

GE 2018 FORM 10-K 107

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Equity investments without readily determinable fair value and Equity Method Investments. Equity investments without readily determinable fair value and equity method investments are valued using market observable data such as transaction prices when available. When market observable data is unavailable, investments are valued using a discounted cash flow model, comparative market multiples or a combination of both approaches as appropriate and other third-party pricing sources. These investments are generally included in Level 3.

Investments in private equity, real estate and collective funds held within our pension plans, are generally valued using the net asset value (NAV) per share as a practical expedient for fair value provided certain criteria are met. The NAVs are determined based on the fair values of the underlying investments in the funds. Investments that are measured at fair value using the NAV practical expedient are not required to be classified in the fair value hierarchy.

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

ACCOUNTING CHANGES
On October 1, 2018, we adopted Accounting Standards Update (ASU) No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU provides that the stranded tax effects from the Tax Cuts and Jobs Act (U.S. Tax Reform) on the balance of accumulated other comprehensive income (AOCI) may be reclassified to retained earnings. The stranded tax effects relate primarily to pension and other employee benefit plans and absent the ASU, our policy is to release stranded tax effects on plan termination. We elected to early adopt the standard and reclassified the tax effect recorded within AOCI associated primarily with the change in tax rate under U.S tax reform to retained earnings. The adoption resulted in a decrease to AOCI and an increase to retained earnings of $1,815 million.

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, and the related amendments (ASC 606), which supersedes most previous GAAP revenue guidance. We elected to adopt the new standard on a retrospective basis to ensure a consistent basis of presentation within our consolidated financial statements for all periods reported. In addition, we elected the practical expedient for contract modifications, which essentially means that the terms of the contract that existed at the beginning of the earliest period presented can be assumed to have been in place since the inception of the contract (i.e., not practical to separately evaluate the effects of all prior contract modifications).

ASC 606 requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time based on when control of goods and services transfers to a customer. As a result of the adoption of the standard, we recorded significant changes in the timing of revenue recognition and in the classification between revenues and costs. The financial statement effect of the adoption was a decrease to our previously reported retained earnings as of January 1, 2016 of $4,240 million and a decrease to our previously reported revenues and earnings (loss) from continuing operations of $2,224 million and $2,668 million, respectively, for the year ended December 31, 2017 and $220 million and $1,182 million, respectively, for the year ended December 31, 2016. The effect on our consolidated Statement of Financial Position was principally comprised of changes to our contract assets, inventories, deferred taxes, deferred income and progress collections balances resulting in an $8,317 million decrease to previously reported total assets as of December 31, 2017.

As discussed in prior filings, the impact of adopting the ASC 606 includes:
Long-Term Service Agreements. For our long-term service agreements, we will continue to recognize revenue over time using percentage of completion based on costs incurred relative to total expected costs. We will also continue to record cumulative effect adjustments resulting from changes to our estimated contract billings or costs (excluding those resulting from contract modifications as discussed below). Our accounting was impacted by various changes in the new revenue standard including (1) accounting for contract modifications and their related impacts, and (2) changes in the accounting scope and term of our contracts.

GE 2018 FORM 10-K 108

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Modifications. Under the new revenue standard, contract modifications are generally accounted for as if we entered into a new contract, resulting in prospective recognition of changes to our estimates of contract billings and costs. That is, cumulative effect adjustments will generally no longer be recognized in the period that modifications occur.

There was limited guidance for accounting for contract modifications under prior GAAP. As a result, our previous method of accounting for contract modifications was developed with the objective of accounting for the nature of the contract modifications. Generally, contract modifications were accounted for as cumulative effect adjustments, which reflected an update to the contract margin for the impact of the modification (i.e., changes to estimates of future contract billings and costs); however, modifications that substantially changed the economics of the arrangement were effectively accounted for as a new contract.

•
Scope and term. The new revenue standard provides more prescriptive guidance on identifying the elements of long-term service type contracts that should be accounted for as separate performance obligations. Application of this guidance, which focuses on understanding the nature of the arrangement, including our customers' discretion in purchasing decisions, has resulted in changes to the scope of elements included in our accounting model for long-term service agreements. For example, significant equipment upgrades offered as part of our long-term service agreements are generally accounted for as separate performance obligations under the new revenue standard.

Also, the term of our contracts is now defined as the shorter of the stated term or the term not subject to customer termination without substantive penalty. Over this contract term, we estimate our revenues and related costs, including estimates of fixed and variable payments related to asset utilization and related costs to fulfill our performance obligations. Historically, our accounting for long-term contracts did not reflect an expectation that a contract would be terminated prior to the stated term, particularly when the probability of termination was considered remote. Under prior GAAP, while termination rights were considered, more emphasis was placed on expected outcomes (i.e., use of best estimates). For example, we used historical experience with similar types of contracts as well as other evidence (e.g., customer intent, economic compulsion and future plans for operating the asset) to determine the contract term for application of our accounting model.

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

Aviation Commercial Engines. For Aviation Commercial engines our previous method applied contract-specific estimated margin rates, which included the effect of estimated cost improvements over time, to costs incurred to determine the amount of revenue that should be recognized. The new revenue standard resulted in a significant change from our previous long-term contract accounting model. While we will continue to recognize revenue at delivery, each engine is now accounted for as a separate performance obligation, reflecting the contractually stated price and manufacturing cost of each engine. The most significant effect of this change is on our new engine launches, where the cost of earlier production units is higher than the cost of later production units driven by expected cost improvements over the life of the engine program, which generally resulted in lower earnings or increased losses on our early program engine deliveries to our customers. The effect of this change reduced the related contract asset balance by $1,755 million as of December 31, 2017.

All Other Large Equipment. For the remainder of our equipment businesses, the new revenue standard’s emphasis on transfer of control rather than risks and rewards has resulted in an accelerated timing of revenue recognition versus our previous accounting for certain products. While this change impacts all our businesses, our Renewable Energy business was most significantly impacted on a year over year basis with certain of their products recognized at an earlier point in time compared to historical standards. Our policy under ASC 605 was to defer recognition until all risk had transferred to the customer, which was generally upon product installation or customer acceptance. For these equipment contracts, the customer has control of the equipment in advance of the related installation or acceptance event based on our evaluation of the indicators provided in ASC 606. Consistent with our industry peers, certain of our businesses’ products have transitioned either to a point in time or over time recognition based on the nature of the arrangement. This change in timing of revenue had an effect on inventory, contract assets and progress collections to reflect the transfer of control at an earlier point in time.

On January 1, 2018, we adopted ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires the service cost component of the net periodic costs for pension and postretirement plans to be presented in the same line item in the statement of earnings as other employee-related compensation costs. The non-service related costs are now required to be presented separately from the service cost component. This change to our consolidated Statement of Earnings (Loss) has been reflected on a retrospective basis and had no effect on continuing or net income. The new standard also added guidance requiring entities to exclude these non-service related costs from capitalization in inventory or other internally-developed assets on a prospective basis, which did not have a significant effect.

GE 2018 FORM 10-K 109

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2018 we adopted ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. The ASU requires the changes in the total of cash and restricted cash to be presented in the statement of cash flows. In addition, when cash and restricted cash are presented on separate lines on the balance sheet, an entity is required to reconcile the totals in the statement of cash flows to the related line items in the balance sheet. While not a direct effect of the adoption of the standard, to simplify the reconciliation of the statement of cash flows to the cash balances presented in our consolidated Statement of Financial Position, we have elected to present cash and restricted cash as a single line on the balance sheet, which resulted in an increase of $668 million and $654 million to our previously reported December 31, 2017 and December 31, 2016 cash balances, respectively. The change to our cash balances and cash flows has been reflected on a retrospective basis for all periods presented.

On January 1, 2018, we adopted ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The ASU eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory and was required to be adopted on a modified retrospective basis. As a result, the tax expense from the intercompany sale of assets, other than inventory, and associated changes to deferred taxes will be recognized when the sale occurs even though the pre-tax effects of the transaction have not been recognized as they are eliminated in consolidation. This change to our income tax provision has been reflected as a $410 million cumulative catch up adjustment to increase retained earnings as of January 1, 2018 and is not reflected in periods prior to this date.

On January 1, 2018, we adopted ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The ASU is required to be reflected on a retrospective basis and provides guidance on the classification of certain cash receipts and cash payments, including requiring payments received on beneficial interests in securitization transactions be classified as investing activities.

Our GE Industrial businesses sell whole current receivables to GE Capital in normal course sale transactions and report those transactions as operating cash flows in the GE Statement of Cash Flows. In contrast, GE Capital, in one of its receivables facilities, sells current receivables daily to third parties, predominantly commercial paper conduits, for cash and a beneficial interest in the previously sold receivables (the Deferred Purchase Price or DPP). GE Capital reports all cash flows associated with the purchase and sale of current receivables from the GE Industrial businesses as investing cash flows. On a consolidated basis we eliminate the transactions between GE and GE Capital and account only for the external transaction and the resulting DPP, therefore we recorded the adoption impact in our consolidated Statement of Cash Flows.

In adopting the ASU, we determined the investing cash flows associated with the DPP based on the contractual payments on the DPP that we received monthly and reclassified $553 million and $184 million from cash inflows from operating activities to cash inflows from investing activities for the years ended December 31, 2017 and 2018, respectively, in our consolidated Statement of Cash Flows.

In the third quarter of 2018, we learned of an interpretation of the ASU that requires a daily computation of both non-cash activities and cash flows associated with the DPP when receivables are sold daily that is different from the monthly computation of the DPP we used in our previously reported accounting, which was based on the timing of settlements.

We completed our evaluation of this interpretation in the fourth quarter of 2018 and determined that a change in the method of presenting our cash flows in a manner consistent with this interpretation required us to reclassify an incremental $5,008 million and $3,858 million from cash inflows from operating activities to cash inflows from investing activities for the years ended December 31, 2018 and 2017, respectively, in our consolidated Statement of Cash Flows.

In December 2018, we modified the terms of the receivables facility affected so that future sales of receivables will occur at each monthly settlement date as opposed to daily. There was no change to the economic terms of the arrangement as a result of this modification. The $5,008 million and $3,858 million reclassifications described above were a consequence of the timing difference between our daily sales and the monthly settlement. The renegotiated terms remove this timing difference. Accordingly, in future periods, applying the ASU to the revised terms will result in our calculating consolidated cash flows in a manner similar to those reported prior to the incremental reclassifications described above.

On January 1, 2018 we adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU requires that equity investments with readily determinable fair value, except those accounted for under the equity method of accounting, will be measured at fair value with changes in fair value recognized in earnings. The adoption had an insignificant impact to retained earnings and other comprehensive income.

GE 2018 FORM 10-K 110

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2018, we voluntarily changed the cost method of the GE U.S. inventories that were previously measured on a last-in, first-out (LIFO) basis to first-in, first-out (FIFO) basis. We believe the FIFO method is a preferable measure for our inventories as it is expected to better reflect the current value of inventory reported in our consolidated Statement of Financial Position, improve the matching of costs of goods sold with related revenue, and provide for greater consistency and uniformity across our operations with respect to the method of inventory valuation. While this change will also require us to make a conforming change for U.S. income tax purposes, all GE businesses previously using LIFO are expected to be in a deflationary cost environment due to the manufacturing life cycle of the products and continuous reduction in the manufacturing costs due to better efficiencies, which would significantly decrease the tax benefit that LIFO would otherwise provide. Prior to the change and as reported in our 2017 Annual Report on Form 10-K, LIFO was used for approximately 32% of GE inventories as of December 31, 2017.

As required by GAAP, we have reflected this change in accounting principle on a retrospective basis resulting in changes to the historical periods presented. The retrospective application of the change resulted in a decrease to our January 1, 2016 retained earnings of $105 million and a decrease to our results from continuing operations by $124 million and $147 million for the years ended December 31, 2017 and December 31, 2016, respectively. This change did not affect our previously reported cash flows from operating, investing or financing activities.

NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS
ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE
In 2018, we signed an agreement to sell Energy Financial Services' (EFS) debt origination business within our Capital segment, to Starwood Property Trust, Inc. The sale was completed for proceeds of $2,011 million and we recognized a pre-tax gain of $288 million.

On November 13, 2017, the Company announced its intention to exit approximately $20 billion of assets over the next one to two years. Since this announcement, GE has classified various businesses at Corporate and across our Power, Lighting, Aviation and Healthcare segments as held for sale. As these businesses met the criteria for held for sale, we presented these businesses as a single asset and liability in our financial statements and recognized a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value, less cost to sell. To date, we have recorded a cumulative pre-tax loss on the planned disposals of $1,657 million ($1,535 million after-tax), of which $625 million was recorded in 2018. Through the fourth quarter of 2018, we closed certain of these transactions within our Power, Healthcare, and Lighting segments for total net proceeds of $6,389 million, recognized a pre-tax gain of $1,150 million in the caption "Other income" in our consolidated Statement of Earnings (Loss) and liquidated $546 million of our previously recorded valuation allowance. These transactions are subject to customary working capital and other post-close adjustments.

On February 25, 2019, we announced an agreement to sell our BioPharma business within our Healthcare segment to Danaher Corporation for total consideration of approximately $21.4 billion, subject to certain adjustments, and we completed the spin-off and subsequent merger of our Transportation business with Wabtec. These transactions as well as our anticipated exit of our equity ownership position in BHGE had not met the accounting criteria for held for sale classification as of December 31, 2018.

FINANCIAL INFORMATION FOR ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE December 31 (In millions)	2018	2017
Assets
Current receivables(a)	$184	$612
Inventories	529	931
Property, plant, and equipment – net	423	931
Goodwill	514	1,619
Other intangible assets – net	370	403
Contract and other deferred assets	562	619
Valuation allowance on disposal group classified as held for sale(b)	(1,013)	(1,000)
Other	60	49
Assets of businesses held for sale	$1,630	$4,164

Liabilities
Accounts payable(a)	$344	$602
Progress collections and price adjustments accrued	84	179
Non-current compensation and benefits	152	162
Other liabilities	128	305
Liabilities of businesses held for sale	$708	$1,248

(a)
Included transactions in our industrial businesses that were made on arm's length terms with GE Capital, including GE current receivables sold to GE Capital of $105 million and $366 million at December 31, 2018 and December 31, 2017, respectively, and amounts due to GE Capital associated with the supply chain finance program of $40 million at December 31, 2018. These intercompany balances included within our held for sale businesses are reported in the GE and GE Capital columns of our financial statements, but are eliminated in deriving our consolidated financial statements.

(b)	We adjusted the carrying value to fair value less cost to sell for certain held for sale businesses.

GE 2018 FORM 10-K 111

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DISCONTINUED OPERATIONS
Discontinued operations primarily relate to our financial services businesses as a result of the GE Capital Exit Plan and were previously reported in the Capital segment. These discontinued operations primarily comprise residual assets and liabilities related to our exited U.S. mortgage business (WMC), our mortgage portfolio in Poland, indemnification liabilities associated with the sale of our GE Capital businesses, and other litigation and tax matters. Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented. See Note 22 for further information about indemnifications and further discussion on WMC.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS (In millions)	2018	2017	2016

Operations
Total revenues and other income (loss)	$(1,347)	$182	$2,968

Earnings (loss) from discontinued operations before income taxes	$(1,811)	$(731)	$(162)
Benefit (provision) for income taxes(a)	82	295	460
Earnings (loss) from discontinued operations, net of taxes	$(1,729)	$(437)	$298

Disposals
Gain (loss) on disposals before income taxes	$4	$306	$(750)
Benefit (provision) for income taxes(a)	(1)	(178)	(502)
Gain (loss) on disposals, net of taxes	$3	$128	$(1,252)

Earnings (loss) from discontinued operations, net of taxes	$(1,726)	$(309)	$(954)

(a)
GE Capital’s total tax benefit (provision) for discontinued operations and disposals included current tax benefit (provision) of $201 million, $(299) million and $945 million for the years ended December 31, 2018, 2017 and 2016, respectively, including current U.S. Federal tax benefit (provision) of $91 million, $(402) million and $1,224 million and deferred tax benefit (provision) of $(120) million, $416 million and $(988) million for the years ended December 31, 2018, 2017 and 2016, respectively.

December 31 (In millions)	2018	2017

Assets
Cash, cash equivalents and restricted cash	$528	$757
Investment securities	195	647
Deferred income taxes	872	951
Financing receivables held for sale	2,745	3,215
Other assets	270	342
Assets of discontinued operations	$4,610	$5,912

Liabilities
Accounts payable	$43	$51
All other liabilities	1,833	655
Liabilities of discontinued operations	$1,875	$706

GE 2018 FORM 10-K 112

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES
Substantially all of our investment securities are classified as available-for-sale and comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations. We do not have any securities classified as held-to-maturity.

	2018				2017
December 31 (In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Debt
U.S. corporate	$21,306	$2,257	$(357)	$23,206	$20,104	$3,775	$(35)	$23,843
Non-U.S. corporate	1,906	53	(76)	1,883	5,455	86	(13)	5,528
State and municipal	3,320	367	(54)	3,633	3,775	534	(40)	4,269
Mortgage and asset-backed	3,325	51	(54)	3,322	2,820	81	(23)	2,878
Government and agencies	1,603	63	(20)	1,645	1,927	75	(2)	2,000
Equity(a)	146	—	—	146	166	12	—	178
Total	$31,605	$2,792	$(561)	$33,835	$34,246	$4,564	$(114)	$38,696

(a)
These securities have readily determinable fair values and subsequently to the adoption of ASU 2016-01 on January 1, 2018, changes in fair value are recorded to earnings. Net unrealized gains (losses) recorded to earnings were $(3) million, $29 million and $(2) million for the years ended December 31, 2018, 2017 and 2016, respectively.

The estimated fair value and gross unrealized losses of available-for-sale debt securities in a loss position for less than 12 months were $7,231 million and $(310) million, and $3,093 million and $(23) million for the years ended December 31, 2018 and 2017, respectively. The estimated fair value and gross unrealized losses of available-for-sale debt securities in a loss position for 12 months or more were $3,856 million and $(251) million, and $4,949 million and $(91) million for the years ended December 31, 2018 and 2017, respectively. Unrealized losses are not indicative of the amount of credit loss that would be recognized and are primarily due to increases in market yields subsequent to our purchase of the securities. The decline in gross unrealized gains and increase in gross unrealized losses at December 31, 2018 relative to December 31, 2017 is primarily due to increased market yields in 2018. We presently do not intend to sell those debt securities that are in unrealized loss positions and believe that it is not more likely than not that we will be required to sell the vast majority of these securities before anticipated recovery of our amortized cost.

Total pre-tax, other-than-temporary impairments on investment securities recognized in earnings were an insignificant amount, $8 million and $31 million for the years ended December 31, 2018, 2017 and 2016, respectively.

CONTRACTUAL MATURITIES OF INVESTMENT IN AVAILABLE-FOR-SALE DEBT SECURITIES (EXCLUDING MORTGAGE AND ASSET-BACKED SECURITIES) (In millions)	Amortized cost	Estimated fair value

Due
Within one year	$534	$536
After one year through five years	2,870	2,963
After five years through ten years	6,116	6,527
After ten years	18,676	20,412

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Although we generally do not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements and the funding of claims and obligations to policyholders. Gross realized gains on available-for-sale investment securities were $251 million, $244 million and $61 million, and gross realized losses were $(41) million, $(24) million and $(55) million for the years ended 2018, 2017 and 2016, respectively.

Proceeds from investment securities sales and early redemptions by issuers totaled $3,239 million, $3,241 million, and $1,718 million for the years ended December 31, 2018, 2017, and 2016, respectively.

In addition to equity securities with readily determinable fair value, we hold $1,085 million of equity securities without readily determinable fair value at the year ended December 31, 2018 that are classified as "All other assets" in our consolidated Statement of Financial Position that are originally recorded at cost and adjusted for observable price changes for identical or similar instruments less any impairment. We recorded fair value increases of $55 million to those securities based on observable transactions and impairments of $(48) million for the year ended December 31, 2018.

GE 2018 FORM 10-K 113

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. CURRENT RECEIVABLES

	Consolidated(a)		GE(b)
December 31 (In millions)	2018	2017	2018	2017
Power	$6,982	$9,735	$4,325	$4,664
Renewable Energy	1,333	1,687	1,181	962
Aviation	2,973	3,722	2,562	1,859
Oil & Gas	5,643	5,953	5,645	5,832
Healthcare	2,888	3,487	1,721	1,814
Transportation	375	289	307	184
Lighting	85	105	50	36
Corporate and eliminations	598	304	623	342
	20,878	25,282	16,415	15,693
Less Allowance for losses	(1,004)	(1,073)	(997)	(1,055)
Total	$19,874	$24,209	$15,418	$14,638

(a)
The consolidated total included a DPP receivable of $468 million and $388 million at December 31, 2018 and 2017, respectively, related to the Receivables facility (described below). During the years ended December 31, 2018 and 2017, GE Capital received additional non-cash DPP related to the sale of new current receivables of $5,272 million and $4,292 million, respectively and received cash payments on the DPP of $5,192 million and $4,411 million, respectively.

(b)
GE current receivables balances at December 31, 2018 and 2017, before allowance for losses, included $11,491 million and $10,452 million, respectively, from sales of goods and services to customers. The remainder of the balances primarily relates to supplier advances, revenue sharing programs and other non-income based tax receivables.

SALES OF GE CURRENT RECEIVABLES
During the years ended December 31, 2018 and 2017, GE sold approximately 55% and 63%, respectively, of its current receivables to GE Capital or third parties to manage GE short-term liquidity and credit exposure. The performance of sold current receivables are similar to the performance of our other GE current receivables, delinquencies are not expected to be significant. Any difference between the carrying value of receivables sold and total cash collected is recognized as financing costs by GE in “Interest and other financial charges” in our consolidated Statement of Earnings (Loss). Costs of $655 million were recognized for the year ended December 31, 2018.

The following table summarizes the ownership and outstanding balances of current receivables previously sold by GE as of December 31, 2018 and 2017:

(In millions)	2018	2017
Retained by GE Capital(a)	$4,455	$9,982
Sold to Receivables facilities and others(b)	7,900	5,763
Total	$12,355	$15,745

(a)	Of these amounts, approximately 31% and 40% at December 31, 2018 and 2017, respectively, GE provided GE Capital with full or limited recourse (i.e., GE retains all or some risk of default).

(b)	Other than the DPP held by GE Capital described below, the Company has no substantive risk of loss with respect to these sold receivables.

RECEIVABLES FACILITIES
The Company has two revolving receivables facilities, with a total program size of $5,100 million, under which receivables are sold to third-party entities by GE Capital. In one of our facilities, upon the sale of receivables, we receive proceeds of cash and DPP. The DPP is an interest in specified assets of the purchaser entities (the sold receivables) that entitles the Company to the residual cash flows of those specified assets. The Company’s remaining risk with respect to the sold receivables is limited to the balance of the DPP, collection of which is dependent on collection of the previously sold current receivables. In our other receivables facility, established on December 21, 2018, upon sale of the receivables, we receive proceeds of cash only and therefore the Company has no remaining risk with respect to current receivables sold under this facility.

For the year ended December 31, 2018, GE sold current receivables of $23,508 million to GE Capital, which GE Capital then sold to third parties under the receivables facilities. GE Capital services the current receivables sold in exchange for a market-based fee. The Company received total cash collections of $22,540 million on previously sold current receivables owed to the purchasing entities. The purchasing entities invested $18,102 million including $14,798 million of collections to purchase newly originated current receivables from the Company.

SOLD TO OTHERS
In addition to receivables sold under the receivables facilities, during the year ended December 31, 2018, GE and GE Capital sold $12,577 million of current receivables to third parties in exchange for cash proceeds of $12,402 million.

GE 2018 FORM 10-K 114

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. INVENTORIES

December 31 (In millions)	2018	2017

Raw materials and work in process	$10,665	$10,131
Finished goods	8,387	8,847
Unbilled shipments	219	441
Total inventories	$19,271	$19,419
NOTE 6. GE CAPITAL FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

FINANCING RECEIVABLES – NET December 31 (In millions)	2018	2017

Loans, net of deferred income	$10,834	$17,404
Investment in financing leases, net of deferred income	2,822	4,614
	13,656	22,018
Allowance for losses	(28)	(51)
Financing receivables – net	$13,628	$21,967

NET INVESTMENT IN FINANCING LEASES	Total financing leases		Direct financing leases		Leveraged leases
December 31 (In millions)	2018	2017	2018	2017	2018	2017

Total minimum lease payments receivable	$2,719	$4,637	$1,421	$2,952	$1,298	$1,685
Less principal and interest on third-party non-recourse debt	(474)	(638)	—	—	(474)	(638)
Net rentals receivable	2,245	3,999	1,421	2,952	824	1,047
Estimated unguaranteed residual value of leased assets	1,295	1,590	571	743	724	847
Less deferred income	(718)	(975)	(437)	(614)	(282)	(361)
Investment in financing leases, net of deferred income(a)	$2,822	$4,614	$1,556	$3,081	$1,266	$1,533

(a)	See Note 14 for deferred tax amounts related to financing leases.

CONTRACTUAL MATURITIES (In millions)	Total loans	Net rentals receivable
Due in
2019	$5,932	$446
2020	1,371	391
2021	1,208	334
2022	753	247
2023	796	329
2024 and later	773	497
Total	$10,834	$2,245

We expect actual maturities to differ from contractual maturities, primarily as a result of prepayments.

We manage our GE Capital financing receivables portfolio using delinquency and nonaccrual data as key performance indicators. At December 31, 2018, 2.4%, 1.8% and 0.9% of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively. At December 31, 2017, 2.5%, 0.6% and 1.1% of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively.
The GE Capital financing receivables portfolio includes $1,387 million and $4,148 million of current receivables at December 31, 2018 and 2017, respectively, which are purchased from GE with full or limited recourse. These receivables are classified within current receivables at a consolidated level and are excluded from the calculation of GE Capital delinquency and nonaccrual data. The portfolio also includes $688 million and $1,141 million of financing receivables that are guaranteed by GE, of which $96 million and $239 million of these loans are on nonaccrual at a GE consolidated level at December 31, 2018 and 2017, respectively. Additional allowance for loan losses of $43 million and $161 million are recorded at GE and on a consolidated level for these guaranteed loans at December 31, 2018 and 2017, respectively. In the fourth quarter of 2018, GE settled its guarantee with GE Capital on $135 million of past due financing receivables, for which GE had previously recorded $112 million in allowance for loan losses and reclassified those financing receivables to held for sale at fair value, less cost to sell.

GE 2018 FORM 10-K 115

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	Depreciable lives-new		Original Cost		Net Carrying Value
December 31 (Dollars in millions)	(in years)		2018	2017	2018	2017

GE
Land and improvements	8	(a)	$1,148	$1,175	$1,113	$1,154
Buildings, structures and related equipment	8-40		11,557	11,486	6,479	6,913
Machinery and equipment	4-20		27,088	26,702	11,828	12,734
Leasehold costs and manufacturing plant under construction	1-10		3,289	3,862	2,546	3,162
			$43,082	$43,225	$21,967	$23,963

GE Capital(b)
Land and improvements, buildings, structures and related equipment	1-40	(a)	$153	$171	$32	$45
Equipment leased to others
Aircraft	15-20		44,944	46,296	29,352	30,067
All other	4-34		205	718	126	483
			$45,302	$47,185	$29,510	$30,595
Eliminations			(909)	(802)	(728)	(684)
Total			$87,475	$89,608	$50,749	$53,874

(a)	Depreciable lives exclude land.

(b)	Included $1,397 million and $1,414 million of original cost of assets leased to GE with accumulated amortization of $241 million and $193 million at December 31, 2018 and 2017, respectively.

Consolidated depreciation and amortization related to property, plant and equipment was $5,562 million, $5,139 million and $4,997 million in 2018, 2017 and 2016, respectively. Amortization of GE Capital equipment leased to others was $2,089 million, $2,190 million and $2,231 million in 2018, 2017 and 2016, respectively.

Noncancellable future rentals due from customers for equipment on operating leases at December 31, 2018, are as follows:

(In millions)

Due in
2019	$3,054
2020	2,800
2021	2,418
2022	2,063
2023	1,599
2024 and later	5,921
Total	$17,855

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

BAKER HUGHES
On July 3, 2017, GE completed the combination of GE’s Oil & Gas business (GE Oil & Gas) with Baker Hughes Incorporated (Baker Hughes). As part of the transaction, GE contributed GE Oil & Gas and $7,498 million in cash in exchange for an ownership interest of approximately 62.5% in the new combined company. The operating assets of the new combined company are held through a partnership named Baker Hughes, a GE company, LLC (BHGE LLC). At the time of the acquisition, GE held an economic interest of approximately 62.5% in this partnership, and Baker Hughes’ former shareholders held an ownership interest of approximately 37.5% through a newly NYSE listed corporation, Baker Hughes, a GE company (BHGE), which controls the partnership. In turn, GE held a controlling, voting interest of approximately 62.5% in BHGE through Class B Common Stock, which grants voting rights but no economic rights. Baker Hughes’ former shareholders received one share of BHGE Class A Common Stock and a special one-time cash dividend of $17.50 per share at closing. Total consideration was $24,798 million, including the $7,498 million cash contribution.

GE 2018 FORM 10-K 116

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Baker Hughes acquisition has been accounted for as a business combination, using the acquisition method. The net assets of Baker Hughes’ contributed businesses were recorded at their fair value, and GE Oil & Gas continues at its historical or carryover basis. At the time of the acquisition, we recorded noncontrolling interest of $16,238 million for the approximate 37.5% ownership interest in the combined company held by BHGE’s Class A shareholders. The noncontrolling interest is recorded at fair value for the portion attributable to Baker Hughes and at our historical cost for the portion attributable to GE Oil & Gas. The fair value of the noncontrolling interest associated with the acquired net assets was determined by the publicly traded share price of Baker Hughes at the close of the transaction. The impact of recognizing the noncontrolling interest in GE Oil & Gas resulted in an increase to additional paid in capital of $94 million. In the prior year, we disclosed that the impact of recognizing the noncontrolling interest was a decrease to additional paid in capital of $126 million. The primary reason for the change from prior year is the adoption of ASC 606 in the first quarter of 2018.

The tables below present the fair value of the consideration exchanged and the allocation of purchase price to the major classes of assets and liabilities of the acquired Baker Hughes business and the associated fair value of preexisting noncontrolling interest related to the acquired net assets of Baker Hughes.

PURCHASE PRICE (In millions)	July 3, 2017

Cash consideration	$7,498
Fair value of the Class A Shares in BHGE issued to Baker Hughes shareholders	17,300
Total consideration for Baker Hughes	$24,798

IDENTIFIABLE ASSETS ACQUIRED AND LIABILITIES ASSUMED (In millions)	July 3, 2017

Cash and cash equivalents	$4,133
Accounts receivable	2,342
Inventories	1,712
Property, plant, and equipment - net	4,514
Other intangible assets - net	4,005
All other assets	1,335
Accounts payable	(1,245)
Borrowings	(3,370)
Deferred taxes(a)	(249)
All other liabilities	(2,487)
Total identifiable net assets(b)	10,690
Fair value of existing noncontrolling interest	(35)
Goodwill(c)	14,143
Total allocated purchase price	$24,798

(a)
Includes an increase of approximately $806 million primarily related to fair value adjustments to identifiable assets and liabilities (excluding goodwill) partially offset by a tax asset of approximately $553 million associated with the recognition of foreign tax credits.

(b)
Through the end of the purchase accounting window in 2018, measurement period adjustments increased goodwill by $787 million primarily due to reductions in the fair value of property, plant and equipment of $362 million, equity method investments of $228 million, intangible assets of $123 million, and an increase to other liabilities of $315 million, partially offset by deferred tax adjustments of $251 million. Certain of these adjustments resulted in a cumulative decrease to depreciation and amortization expense of $33 million. In addition, we reclassified certain legacy Baker Hughes business balances to conform to our presentation.

(c)
Goodwill represents future economic benefits expected to be recognized from combining the operations of GE Oil & Gas and Baker Hughes, including expected future synergies and operating efficiencies. Goodwill resulting from the acquisition has been allocated to our Oil & Gas reporting units, of which $67 million is deductible for tax purposes.

The fair value of intangible assets and related useful lives in the preliminary purchase price allocation included:

(Dollars in millions)	Estimated fair value	Estimated useful life (in years)
Trademarks - Baker Hughes	$2,100	Indefinite life
Customer-related	1,240	24
Patents and technology	465	4-8
Trademarks - Other	45	10
Capitalized software	64	3-7
In-process research and development	70	Indefinite life
Favorable lease contracts	21	10
Total	$4,005

GE 2018 FORM 10-K 117

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As we have previously announced, we plan an orderly separation of our ownership interest in BHGE over time. In November 2018, BHGE completed an underwritten public offering in which we sold 101.2 million shares of BHGE Class A common stock. BHGE also repurchased 65 million BHGE LLC units from us. As a result, our economic interest in BHGE reduced from 62.5% to 50.4%. See Note 15 for further information.

GOODWILL

CHANGES IN GOODWILL BALANCES
	2018					2017
(In millions)	Balance at January 1	Acquisitions	Impairments	Dispositions, currency exchange and other	Balance at December 31	Balance at January 1	Acquisitions	Impairments	Dispositions, currency exchange and other	Balance at December 31

Power	$25,269	$—	$(21,209)	$(2,289)	$1,772	$26,403	$37	$(1,165)	$(6)	$25,269
Renewable Energy	4,093	—	(94)	(28)	3,971	2,507	1,503	—	83	4,093
Aviation	10,008	—	—	(170)	9,839	9,455	25	—	529	10,008
Oil & Gas	23,943	68	—	444	24,455	10,363	13,364	—	216	23,943
Healthcare	17,306	—	—	(80)	17,226	17,424	60	—	(178)	17,306
Transportation	902	—	—	(18)	884	899	—	—	3	902
Lighting	—	—	—	—	—	281	—	—	(281)	—
Capital	984	—	—	(80)	904	2,368	—	(1,386)	2	984
Corporate	1,463	—	(833)	(66)	563	739	727	—	(3)	1,463
Total	$83,968	$68	$(22,136)	$(2,286)	$59,614	$70,438	$15,716	$(2,550)	$365	$83,968

Goodwill balances decreased primarily as a result of impairments (discussed below), the sale of the Distributed Power business within our Power segment and currency effects of a stronger U.S. dollar, partially offset by adjustments to the allocation of purchase price associated with our acquisitions of Baker Hughes and LM Wind Power.

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

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our annual reporting unit valuations ranged from 9.5% to 23.0%.

Based on the results of our annual impairment test, the fair values of each of our reporting units exceeded their carrying values except for the Power Generation and Grid Solutions reporting units, within our Power segment. The majority of the goodwill in our Power segment was recognized as a result of the Alstom acquisition, at which time approximately $15,800 million of goodwill was attributed to our Power Generation and Grid Solutions reporting units. As previously disclosed, the power market as well as its operating environment continues to be challenging. Our outlook for Power has continued to deteriorate driven by the significant overcapacity in the industry, lower market penetration, uncertain timing of deal closures due to deal financing, and the complexities of working in emerging markets. In addition, our near-term earnings outlook has been negatively impacted by project execution and our own underlying operational challenges. Finally, market factors such as increasing energy efficiency and renewable energy penetration continue to impact our view of long-term demand. These conditions resulted in downward revisions of our forecasts on current and future projected earnings and cash flows at these businesses.

GE 2018 FORM 10-K 118

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In performing the second step, we identified significant unrecognized intangible assets primarily related to customer relationships, backlog, technology, and trade name. The value of these unrecognized intangible assets is driven by high customer retention rates in our Power business, our contractual backlog, the value of internally created technology, and the GE trade name. The combination of these unrecognized intangibles, adjustments to the carrying value of other assets and liabilities, and reduced reporting unit fair values calculated in step one, resulted in an implied fair value of goodwill substantially below the carrying value of goodwill for the Power Generation and Grid Solutions reporting units. Therefore, in the third quarter of 2018, we recorded our best estimate of a non-cash impairment loss of $21,973 million. We recorded the estimated impairment losses in the caption "Goodwill impairments" in our consolidated Statement of Earnings (Loss). During the fourth quarter of 2018, we finalized step two of the impairment analysis, and increased the impairment charge by $69 million resulting in a final impairment charge of $22,042 million. The impairment loss included $833 million of goodwill recorded at Corporate associated with our Digital acquisitions that was previously allocated to our Power Generation and Grid solutions reporting units for goodwill testing purposes.

In the fourth quarter of 2018, due to a decline in order growth and increased project costs, we updated projected cash flows at our Hydro reporting unit within our Renewable Energy segment. As a result of these revised cash flow projections, we performed an impairment test as of October 1, 2018, which resulted in the fair value of our Hydro reporting unit to be less than its carrying value. Therefore, we performed a step two analysis which resulted in a non-cash goodwill impairment loss of $94 million. We recorded the impairment loss in the caption “Goodwill impairments” in our consolidated Statement of Earnings (Loss). All of the goodwill in our Hydro reporting unit was recognized as a result of the Alstom acquisition.

After the impairment charges, the fair values of our Grid solutions and Hydro reporting units were in excess of their carrying values by approximately 21% and 25%, respectively. While the remaining goodwill at our Grid Solutions and Hydro reporting units is not currently impaired, if the power markets continue to decline or we do not meet our cash flow forecasts, there could be an impairment in the future. We will continue to monitor the power markets and the impact it may have on these reporting units. There is no remaining goodwill associated with our Power Generation reporting unit.

In addition, the fair value of our Additive reporting unit in our Aviation segment was in excess of its carrying value by approximately 23%. Additive was formed in fourth quarter of 2016 after the acquisition of two businesses. At the time of the acquisition, fair value equaled carrying value. We will continue to measure our ability to meet our cash flow forecasts and to monitor the operating results of the Additive business, which could impact the fair value of this reporting unit in the future.

While the fair value of each of the reporting units in our Oil & Gas segment are in excess of their carrying values, our basis in BHGE’s shares exceed its publicly traded share price. While the goodwill of our Oil & Gas reporting units is not currently impaired, there can be no assurances that further sustained declines in BHGE’s share price or any future declines in macroeconomic or business conditions affecting the oil and gas industry will not occur. If they were to occur, this could result in impairments in future periods.

In the second quarter of 2018, we classified a significant portion of Healthcare Equipment Finance’s financing receivables as assets held for sale. In the fourth quarter of 2018, we completed the sale transaction and as a result, we wrote off goodwill of $85 million in our Industrial Finance reporting unit within our Capital segment.

In 2017, we recognized a total non-cash goodwill impairment loss in our Power Conversion and Energy Financial Services reporting units of $1,165 million and $1,386 million, respectively. After the impairment loss, there was no remaining goodwill in our Power Conversion and our Energy Financial Services reporting units.

Determining the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.

OTHER INTANGIBLE ASSETS

OTHER INTANGIBLE ASSETS – NET December 31 (In millions)	2018	2017

Intangible assets subject to amortization	$15,937	$18,056
Indefinite-lived intangible assets(a)	2,222	2,217
Total	$18,159	$20,273

(a)	Indefinite-lived intangible assets principally comprise trademarks and in-process research and development.

GE 2018 FORM 10-K 119

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018			2017
INTANGIBLE ASSETS SUBJECT TO AMORTIZATION December 31 (In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Customer-related(a)	$10,214	$(3,722)	$6,494	$10,614	$(3,095)	$7,521
Patents and technology	10,332	(4,528)	5,804	10,271	(3,899)	6,372
Capitalized software	7,437	(4,617)	2,820	8,064	(4,974)	3,089
Trademarks	1,137	(524)	613	1,280	(421)	859
Lease valuations	150	(84)	66	170	(80)	89
All other	242	(103)	139	218	(92)	125
Total	$29,513	$(13,578)	$15,937	$30,617	$(12,561)	$18,056

(a)	Balance includes payments made to our customers, primarily within our Aviation business.

Intangible assets subject to amortization decreased by $2,120 million in the twelve months ended December 31, 2018, primarily as a result of amortization, impairments, currency effects of a stronger U.S. dollar and the sale of the Distributed Power business, partially offset by the acquisition of a technology intangible asset of $632 million at our Aviation business and the capitalization of new software across several business platforms. Due to the continued decline in the Power industry, we determined that certain intangible assets, primarily technology and customer relationships, were impaired. Therefore, included within amortization expense for the twelve months ended December 31, 2018, was a $428 million non-cash impairment charge recorded by our Power Conversion business within our Power segment. This charge was recorded within the caption "Selling, general and administrative expense" caption in our consolidated Statement of Earnings (Loss).

GE consolidated amortization expense related to intangible assets subject to amortization was $2,662 million, $2,290 million and $2,073 million in 2018, 2017 and 2016, respectively. Estimated GE Consolidated annual pre-tax amortization for intangible assets over the next five calendar years are as follows:

ESTIMATED 5 YEAR CONSOLIDATED AMORTIZATION (In millions)	2019	2020	2021	2022	2023

Estimated annual pre-tax amortization	$2,108	$1,973	$1,810	$1,641	$1,506

During 2018, we recorded additions to intangible assets subject to amortization of $1,395 million. The components of finite-lived intangible assets acquired during 2018 and their respective weighted-average amortizable periods are as follows:

COMPONENTS OF FINITE-LIVED INTANGIBLE ASSETS ACQUIRED DURING 2018 (Dollars in millions)	Gross carrying value	Weighted-average amortizable period (in years)

Customer-related	$23	20
Patents and technology	662	19.5
Capitalized software	686	4.7
Trademarks	1	10
All other	23	11
Total gross carrying value	$1,395

NOTE 9. REVENUES

DISAGGREGATED EQUIPMENT	Years ended December 31
AND SERVICES REVENUES(a)	2018			2017			2016
(In millions)	Equipment Revenues	Services Revenues	Total Revenues	Equipment Revenues	Services Revenues	Total Revenues	Equipment Revenues	Services Revenues	Total Revenues

Power	$12,296	$15,004	$27,300	$17,477	$17,401	$34,878	$17,359	$18,476	$35,835

Renewable Energy	7,036	2,497	9,533	7,036	2,169	9,205	8,861	891	9,752

Aviation	11,499	19,067	30,566	10,215	16,797	27,013	11,357	14,883	26,240

Oil & Gas	9,251	13,608	22,859	7,188	9,992	17,180	6,083	6,855	12,938

Healthcare	11,422	8,363	19,784	10,771	8,246	19,017	10,206	8,006	18,212

Transportation	1,363	2,535	3,898	1,686	2,248	3,935	2,279	2,306	4,585

Lighting	1,630	93	1,723	1,887	55	1,941	4,583	179	4,762

Total Industrial Segment Revenues	$54,497	$61,167	$115,664	$56,260	$56,909	$113,168	$60,728	$51,596	$112,324
(a)     Revenues classification consistent with our MD&A defined Services revenue.

GE 2018 FORM 10-K 120

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUB-SEGMENT REVENUES	Years ended December 31
(In millions)	2018	2017	2016

Power(a)
Gas Power Systems	$5,186	$7,990	$7,594
Steam Power Systems	1,912	2,176	1,793
Power Services	11,793	12,930	13,748
Other	8,409	11,782	12,700
Power revenues	$27,300	$34,878	$35,835

Renewable Energy
Onshore Wind	$8,258	$8,056	$8,576
Offshore Wind	447	296	249
Hydro	827	853	927
Renewable Energy revenues	$9,533	$9,205	$9,752

Aviation
Commercial Engines & Services	$22,724	$19,709	$19,521
Military	4,103	3,991	3,585
Systems & Other	3,740	3,314	3,135
Aviation revenues	$30,566	$27,013	$26,240

Oil & Gas
Turbomachinery & Process Solutions (TPS)	$5,999	$6,298	$6,525
Oilfield Services (OFS)	11,617	5,881	788
Oilfield Equipment (OFE)	2,641	2,661	3,541
Digital Solutions	2,603	2,340	2,084
Oil & Gas revenues	$22,859	$17,180	$12,938

Healthcare
Healthcare Systems	$14,886	$14,460	$13,975
Life Sciences	4,898	4,557	4,237
Healthcare revenues	$19,784	$19,017	$18,212

Transportation
Locomotives	$867	$1,309	$2,071
Services	2,087	1,888	1,853
Mining	571	387	334
Other	373	351	328
Transportation revenues	$3,898	$3,935	$4,585

Lighting
Current	$980	$1,042	$1,044
GE Lighting	743	899	1,136
Appliances	—	—	2,582
Lighting revenues	$1,723	$1,941	$4,762

Total industrial segment revenues	$115,664	$113,168	$112,324
Capital revenues(b)	9,551	9,070	10,905
Corporate items and eliminations	(3,600)	(3,995)	(3,760)
Consolidated revenues(b)	$121,615	$118,243	$119,469

(a)
Upon completion of our announced reorganization, GE Gas Power will comprise Gas Power Systems and Power Services, while Power Portfolio will comprise Steam Power Systems (including services currently reported in Power Services) as well as Power Conversion and GE Hitachi Nuclear, which are reported within Other.

(b)	Included $9,314 million, $8,886 million and $10,356 million for the years ended December 31, 2018, 2017 and 2016, respectively, of revenues at GE Capital outside of the scope of ASC 606.

REMAINING PERFORMANCE OBLIGATION
As of December 31, 2018, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $253,165 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows:

•	Equipment - total remaining performance obligation of $51,873 million of which 51%, 72% and 95% is expected to be satisfied within 1, 2 and 5 years, respectively, and the remaining thereafter.

•
Service - total remaining performance obligation of $201,292 million of which 18%, 53%, 76% and 87% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter.

•	Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.

GE 2018 FORM 10-K 121

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. CONTRACT & OTHER DEFERRED ASSETS AND PROGRESS COLLECTIONS & DEFERRED INCOME
CONTRACT & OTHER DEFERRED ASSETS

December 31, 2018 (In millions)	Power	Aviation	Oil & Gas	Renewable Energy	Transportation	Other(a)	Total

GE
Revenues in excess of billings	$5,368	$5,412	$703	$—	$590	$—	$12,072
Billings in excess of revenues	(1,693)	(3,297)	(187)	—	(56)	—	(5,232)
Long-term service agreements(b)	$3,675	$2,115	$516	$—	$534	$—	$6,840
Equipment contract revenues(c)	3,899	352	1,085	287	101	551	6,275
Total contract assets	7,574	2,468	1,600	287	635	551	13,115

Deferred inventory costs(d)	1,012	673	179	1,258	34	365	3,522
Nonrecurring engineering costs(e)	124	1,916	22	22	100	34	2,217
Customer advances and other	—	1,146	—	—	1	—	1,147
Contract and other deferred assets	$8,709	$6,204	$1,800	$1,567	$769	$951	$20,000

December 31, 2017 (In millions)	Power	Aviation	Oil & Gas	Renewable Energy	Transportation	Other(a)	Total

GE
Revenues in excess of billings	$6,294	$4,556	$721	$1	$827	$—	$12,400
Billings in excess of revenues	(2,937)	(1,942)	(204)	—	(414)	—	(5,498)
Long-term service agreements(b)	$3,357	$2,614	$517	$1	$413	$—	$6,902
Equipment contract revenues(c)	4,757	280	1,095	295	76	371	6,874
Total contract assets	8,115	2,893	1,612	296	488	371	13,775

Deferred inventory costs(d)	1,304	564	358	950	43	359	3,579
Nonrecurring engineering costs(e)	122	1,696	—	—	87	—	1,905
Customer advances and other	—	1,098	—	—	—	—	1,098
Contract and other deferred assets	$9,539	$6,251	$1,971	$1,246	$619	$729	$20,356

(a)	Primarily includes our Healthcare segment.

(b)
On our consolidated Statement of Financial Position, long-term service agreement balances are presented net of related billings in excess of revenues of $5,232 million and $5,498 million at December 31, 2018 and 2017, respectively.

(c)
Included in this balance are amounts due from customers for the sale of service upgrades, which we collect through higher fixed or usage-based fees from servicing the equipment under long-term service agreements. Amounts due from these arrangements totaled $883 million and $748 million as of December 31, 2018 and 2017, respectively.

(d)
Represents cost deferral for shipped goods (such as components for wind turbine assemblies within our Renewable Energy segment) and labor and overhead costs on time and material service contracts (primarily originating in Power and Aviation) and other costs for which the criteria for revenue recognition has not yet been met.

(e)
Includes costs incurred prior to production (such as requisition engineering) for equipment production contracts, primarily within our Aviation segment, which are allocated ratably to each unit produced.

Contract and other deferred assets decreased $356 million in 2018 which included a decrease in our equipment related contract assets of $599 million primarily from decline in new orders at Power. In addition, our long-term service agreements decreased $62 million due to an unfavorable change in estimated profitability of $203 million, primarily at Aviation, which was partially offset by an increase in net revenues in excess of billings, primarily at Power. These decreases were partially offset by an increase in non-recurring engineering costs of $312 million, primarily at Aviation.

PROGRESS COLLECTIONS & DEFERRED INCOME
Progress collections represent cash received from customers under ordinary commercial payment terms in advance of delivery. Progress collections on equipment contracts primarily comprises milestone payments received from customers prior to the manufacture and delivery of customized equipment orders. Other progress collections primarily comprises down payments from customers to reserve production slots for standardized inventory orders such as advance payments from customers when they place orders for wind turbines and blades within our Renewable Energy segment and payments from airframers and airlines for install and spare engines, respectively, within our Aviation segment.

GE 2018 FORM 10-K 122

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 (In millions)	Power	Aviation	Oil & Gas	Renewable Energy	Transportation	Other(a)	Total

GE
Progress collections on equipment contracts	$6,690	$114	$878	$423	$239	$—	$8,344
Other progress collections	692	4,034	552	3,467	68	338	9,151
Total progress collections	$7,382	$4,148	$1,430	$3,890	$307	$338	$17,495
Deferred income	163	1,338	164	241	11	1,739	3,656
Progress collections and deferred income	$7,545	$5,486	$1,594	$4,131	$318	$2,077	$21,151

December 31, 2017 (In millions)	Power	Aviation	Oil & Gas	Renewable Energy	Transportation	Other(a)	Total

GE
Progress collections on equipment contracts	$8,493	$134	$1,149	$591	$316	$—	$10,683
Other progress collections	775	4,373	141	2,180	71	88	7,627
Total progress collections	$9,268	$4,507	$1,290	$2,771	$387	$88	$18,310
Deferred income	286	1,289	317	245	18	1,756	3,911
Progress collections and deferred income	$9,554	$5,795	$1,608	$3,016	$405	$1,843	$22,221

(a)	Primarily includes our Healthcare segment.

Revenues recognized for balances included in contract liabilities at the beginning of the year were $16,885 million and $12,870 million for the years ended December 31, 2018 and 2017, respectively.

GE 2018 FORM 10-K 123

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. BORROWINGS
In 2015, senior unsecured notes and commercial paper were assumed by GE upon its merger with GE Capital. Under the conditions of the 2015 assumed debt agreement, GE Capital agreed to continue making required principal and interest payments on behalf of GE, resulting in the establishment of an intercompany receivable and payable between GE and GE Capital. On the GE Statement of Financial Position, assumed debt is presented within borrowings with an offsetting receivable from GE Capital, and on the GE Capital Statement of Financial Position, assumed debt is reflected as an intercompany payable to GE within borrowings.

Following is a summary of GE and GE Capital borrowings.

December 31 (Dollars in millions)		2018		2017

Short-term borrowings		Amount	Average Rate(a)	Amount	Average Rate(a)
GE
Commercial paper		$3,005	1.64%	$3,000	1.35%
Current portion of long-term borrowings		103	6.60	1,142	4.29
Current portion of long-term borrowings assumed by GE(e)		4,207	3.76	8,310	2.82
Other		2,112		2,095
Total GE short-term borrowings		$9,427		$14,548

GE Capital
Commercial paper		$5		$5,013	1.45
Current portion of long-term borrowings(b)		3,984	2.00	5,781	1.26
Intercompany payable to GE(d)		2,684		8,310
Other		1,010		497
Total GE Capital short-term borrowings		$7,684		$19,602

Eliminations(d)		(4,262)		(10,114)
Total short-term borrowings		$12,849		$24,036

Long-term borrowings	Maturities	Amount	Average Rate(a)	Amount	Average Rate(a)
GE
Senior notes(c)	2020-2047	$26,628	2.58%	$27,233	2.55%
Senior notes assumed by GE(e)	2020-2055	29,218	4.30	35,491	3.59
Subordinated notes assumed by GE(e)	2021-2037	2,836	3.64	2,913	3.28
Other		460		1,003
Other borrowings assumed by GE(e)		—		400
Total GE long-term borrowings		$59,143		$67,040

GE Capital
Senior notes	2020-2039	$35,105	3.49	$40,754	3.11
Subordinated notes		165		208
Intercompany payable to GE(d)		19,828		31,533
Other(b)		885		1,118
Total GE Capital long-term borrowings		$55,982		$73,614

Eliminations(d)		(19,892)		(32,079)
Total long-term borrowings		$95,234		$108,575
Non-recourse borrowings of consolidated securitization entities(f)	2019-2022	1,875	3.97%	1,980	2.77%
Total borrowings		$109,958		$134,591

(a)	Based on year-end balances and year-end local currency effective interest rates, including the effects from hedging.

(b)
Included $161 million and $885 million of short- and long-term borrowings, respectively, at December 31, 2018 and $348 million and $1,118 million of short- and long-term borrowings, respectively, at December 31, 2017, of funding secured by aircraft and other collateral. Of this, $216 million and $458 million is non-recourse to GE Capital at December 31, 2018 and 2017, respectively.

(c)
Included $6,177 million and $6,206 million of BHGE senior notes at December 31, 2018 and 2017, respectively. Total BHGE borrowings were $6,330 million and $7,225 million at December 31, 2018 and 2017, respectively.

(d)
Included a reduction of $1,523 million and zero for the current portion of intercompany loans from GE Capital to GE at December 31, 2018 and 2017, respectively, and a reduction of $12,226 million and $7,271 million for the long-term portion of intercompany loans from GE Capital to GE at December 31, 2018 and 2017, respectively. These loans bear the right of offset against amounts owed under the assumed debt agreement and can be prepaid by GE at any time in whole or in part, without premium or penalty.

(e)
At December 31, 2018, the remaining GE Capital borrowings that had been assumed by GE as part of the GE Capital Exit Plan was $36,262 million ($4,207 million short term and $32,054 long term), for which GE has an offsetting Receivable from GE Capital of $22,513 million. The difference of $13,749 million represents the amount of borrowings GE Capital had funded with available cash to GE via an intercompany loan in lieu of GE issuing borrowings externally.

(f)	Included $225 million and $621 million of current portion of long-term borrowings at December 31, 2018 and 2017, respectively. See Note 21 for further information.

GE 2018 FORM 10-K 124

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 10, 2015, GE provided a full and unconditional guarantee on the payment of the principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GE Capital. At December 31, 2018, the guarantee applies to $37,711 million of GE Capital debt.

See Note 20 for further information about borrowings and associated swaps.
Long-term debt maturities over the next five years follow.

(In millions)	2019		2020	2021	2022	2023

GE excluding assumed debt(a)	$103		$870	$578	$6,271	$1,451
GE Capital debt assumed by GE(b)	4,207		6,172	4,663	1,959	2,835
GE Capital other debt	3,984	(c)	11,309	2,001	2,207	2,358

(a)	Includes maturities of BHGE borrowings of $43 million, $12 million, $537 million, $1,274 million and $8 million in 2019, 2020, 2021, 2022 and 2023, respectively.

(b)
Of these maturities, $1,523 million, $3,369 million, $442 million, zero and zero for 2019, 2020, 2021, 2022 and 2023, respectively, were effectively transferred to GE through intercompany loans with right of offset.

(c)	Fixed and floating rate notes of $433 million contain put options with exercise dates in 2019, and which have final maturity beyond 2023.

NOTE 12. INVESTMENT CONTRACTS, INSURANCE LIABILITIES AND INSURANCE ANNUITY BENEFITS
Investment contracts, insurance liabilities and insurance annuity benefits comprise mainly obligations to annuitants and insureds in our run-off insurance operations.

December 31, 2018 (In millions)	Long-term care insurance contracts	Structured settlement annuities & life insurance contracts	Other contracts	Other adjustments(a)	Total

Future policy benefit reserves	$16,029	$9,495	$169	$2,247	$27,940
Claim reserves(b)	3,917	230	1,178	—	5,324
Investment contracts(c)	—	1,239	1,149	—	2,388
Unearned premiums and other	34	205	103	—	342
	19,980	11,169	2,599	2,247	35,994
Eliminations	—	—	(432)	—	(432)
Total	$19,980	$11,169	$2,167	$2,247	$35,562

December 31, 2017 (In millions)	Long-term care insurance contracts	Structured settlement annuities & life insurance contracts	Other contracts	Other adjustments(a)	Total

Future policy benefit reserves	$16,522	$9,257	$191	$4,582	$30,552
Claim reserves(b)	3,590	274	1,230	—	5,094
Investment contracts(c)	—	1,348	1,221	—	2,569
Unearned premiums and other	45	211	117	—	372
	20,157	11,090	2,759	4,582	38,587
Eliminations	—	—	(451)	—	(451)
Total	$20,157	$11,090	$2,308	$4,582	$38,136

(a)
To the extent that unrealized gains on specific investment securities supporting our insurance contracts would result in a premium deficiency should those gains be realized, an increase in future policy benefit reserves is recorded, with an after-tax reduction of net unrealized gains recognized through "Other comprehensive income" in our consolidated Statement of Earnings (Loss).

(b)	Other contracts included claim reserves of $346 million and $364 million related to short-duration contracts at EIC, net of eliminations, at December 31, 2018 and December 31, 2017, respectively.

(c)	Investment contracts are contracts without significant mortality or morbidity risks.

GE 2018 FORM 10-K 125

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2017, in response to elevated claim experience for a portion of our long-term care insurance contracts that was most pronounced for policyholders with higher attained ages, we initiated a comprehensive review of premium deficiency assumptions across all insurance products, which included reconstructing our future claim cost projections for long-term care contracts utilizing trends observed in our emerging experience for older claimant ages and later duration policies. Certain of our long-term care policyholders only recently started to reach the prime claim paying period and our new claim cost assumptions considered the emerging credibility of this claim data. In addition to the adverse impact from the revised future claim cost projections over a long-term horizon, our premium deficiency assumptions considered mortality, length of time a policy will remain in force and both near-term and longer-term investment return expectations. Future investment yields estimated in 2017 were lower than in previous premium deficiency tests, primarily due to the effect of near-term yields on approximately $14,500 million of future expected capital contributions, as discussed below. The capital contributions will be invested at the current market yields which had the impact of lowering the average long-term investment yield used to calculate the discount rate and, as such, further adversely impacted the estimated premium deficiency. Our discount rate assumption for purposes of performing the 2017 premium deficiency assessments resulted in a weighted-average rate of approximately 5.67% compared to approximately 6.17% in 2016.

The 2017 test indicated a premium deficiency requiring the unlocking of reserves and resetting of actuarial assumptions to current assumptions. This resulted in a $9,481 million pre-tax charge to earnings in 2017, which included a $398 million impairment of deferred acquisition costs, a $216 million impairment of present value of future profits, and an $8,867 million increase in future policy benefit reserves.

In connection with our premium deficiency test in 2017, additions to reinsurance recoverables of $2,399 million were largely offset by an allowance for losses of $2,185 million based upon our assessment of collectability that would otherwise have reduced the earnings impact of the premium deficiency.

During the fourth quarter of 2018, we completed our annual premium deficiency test. This review included updated experience studies based on additional data since the 2017 test, and considered updated external input based on industry trends and adjustments to assumptions as a result. Based on this analysis, using our most recent future policy benefit reserve assumptions, we identified a premium deficiency which resulted in a $82 million pre-tax charge to earnings in 2018. The increase to future policy benefit reserves was primarily attributable to the following key assumption changes:

•
Increased discount rate assumptions in 2018 compared to our original estimate. Our revised reinvestment plan incorporates the remaining projected capital contribution of approximately $11,000 million through 2024, of which approximately $1,900 million was received in the first quarter of 2019, and introduction of strategic initiatives for the investment into new higher-yielding asset classes while maintaining an overall A-rated fixed income portfolio. These initiatives are the result of an extensive review in 2018 of our investment management opportunities including the engagement of external investment advisors. Our discount rate assumption for purposes of performing the premium deficiency assessments resulted in a weighted-average rate of approximately 6.04%, compared to approximately 5.67% in 2017. The increased discount rate favorably impacted our reserve margin by $1,900 million;

•
Lower long-term care insurance morbidity improvement assumptions indicating less long-term improvement (1.25% per year) over shorter durations (between 12 and 20 years based on the average attained age of the underlying books of business) which adversely impacted our reserve margin by $1,200 million;

•	Higher interest rates leading to higher inflation which increased projected utilization on long-term care insurance policies which adversely impacted our reserve margin by $325 million;

•
Lower policy terminations on long-term care insurance policies and revisions to assumptions of future mortality primarily for older attained ages, based on experience analysis of internal and industry data, on life insurance products which adversely impacted our reserve margin by $200 million and $300 million, respectively; and

•
Higher levels of projected long-term care premium rate increases due to larger rate filings by some ceding companies than previously planned which favorably impacted our reserve margin by $200 million. Our 2018 premium deficiency test includes approximately $1,700 million of anticipated premium increases or benefit reductions associated with future in-force rate actions, including actions that are: (a) approved and not implemented, (b) filed but not yet approved and (c) estimated on future filings through 2028.

Certain future adverse changes in our assumptions could result in the unlocking of reserves, resetting of actuarial assumptions to current assumptions, an increase to future policy benefit reserves and a charge to earnings. Any favorable changes to these assumptions could result in additional margin in our premium deficiency test and higher income over the remaining duration of the portfolio, including higher investment income.

Claim reserve activity included incurred claims of $2,106 million, $2,020 million and $1,989 million of which $(46) million, $135 million and $123 million related to the recognition of adjustments to prior year claim reserves arising from our periodic reserve evaluation in the years ended December 31, 2018, 2017 and 2016, respectively. Paid claims were $1,937 million, $1,670 million and $1,671 million in the years ended December 31, 2018, 2017 and 2016, respectively. The vast majority of paid claims relate to prior year insured events primarily as a result of the length of time long-term care policyholders remain on claim.

GE 2018 FORM 10-K 126

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When insurance companies cede insurance risk to third parties, such as reinsurers, they are not relieved of their primary obligation to policyholders and cedents. When losses on ceded risks give rise to claims for recovery, we establish allowances for probable losses on such receivables from reinsurers as required. The vast majority of our remaining net reinsurance recoverables are secured by assets held in a trust for which we are the beneficiary. Reinsurance recoverables, net are included in the caption "Other GE Capital receivables" in our consolidated Statement of Financial Position.

December 31 (In millions)	2018	2017

Reinsurance recoverables, gross
Future policy benefit reserves	$2,605	$3,928
Claim reserves	756	715
	3,361	4,643
Allowance for losses	(1,090)	(2,185)
Reinsurance recoverables, net	$2,271	$2,458

We recognize reinsurance recoveries as a reduction of our consolidated Statement of Earnings (Loss) caption “Investment contracts, insurance losses and insurance annuity benefits.” Reinsurance recoveries were $324 million, $454 million and $370 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Statutory accounting practices, not GAAP, determine the required statutory capital levels of our insurance legal entities and, therefore, may affect the amount or timing of capital contributions that may be required from GE Capital to its insurance legal entities. Statutory accounting practices are set forth by the National Association of Insurance Commissioners (NAIC) as well as state laws, regulation and general administrative rules and differ in certain respects from GAAP. The 2017 and 2018 premium deficiency results described above were recorded on a GAAP basis. The adverse impact on our statutory additional actuarial reserves (AAR) arising from our revised assumptions in 2017, including the collectability of reinsurance recoverables, is expected to require GE Capital to contribute approximately $14,500 million additional capital to its run-off insurance operations in 2018-2024. For statutory accounting purposes, the Kansas Insurance Department (KID), approved our request for a permitted accounting practice to recognize the 2017 AAR increase over a seven-year period. GE Capital provided capital contributions to its insurance subsidiaries of approximately $3,500 million and $1,900 million in the first quarter of 2018 and 2019, respectively. GE Capital expects to provide further capital contributions of approximately $9,000 million through 2024 subject to ongoing monitoring by KID. GE is a party to capital maintenance agreements with its run-off insurance subsidiaries whereby GE will maintain their statutory capital levels at 300% of their year-end Authorized Control Level risk-based capital requirements as defined from time to time by the NAIC.

NOTE 13. POSTRETIREMENT BENEFIT PLANS
PENSION BENEFITS
We sponsor a number of pension plans, including our two principal pension plans for certain U.S. employees. We use a December 31 measurement date for these plans.

Our principal pension plans are the GE Pension Plan and the GE Supplementary Pension Plan. The GE Pension Plan is a defined benefit plan that covers approximately 243,000 retirees and beneficiaries, approximately 144,500 vested former employees and approximately 43,000 active employees. This plan is closed to new participants. The GE Supplementary Pension Plan is an unfunded plan that provides supplementary benefits to higher-level, longer-service employees. The GE Supplementary Pension Plan annuity benefit is closed to new participants and has been replaced by an installment benefit.

We also administer other pension plans, including legacy plans that were part of acquisitions. Other pension plans in 2018 included 52 U.S. and non-U.S. pension plans with assets or obligations greater than $50 million. These other pension plans cover approximately 65,000 retirees and beneficiaries, approximately 88,000 vested former employees and approximately 27,000 active employees.

On our balance sheet, we measure our plan assets at fair value and the obligations at the present value of the estimated payments to plan participants. Participants earn benefits based on their service and pay. Those estimated future payment amounts are determined based on assumptions. Differences between our actual results and what we assumed are recorded in a separate component of equity each period. These differences are amortized into earnings over the remaining average future service of active employees or the expected life of inactive participants, as applicable, who participate in the plan.

GE 2018 FORM 10-K 127

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE COST OF OUR PLANS
The amount we report in our earnings as pension cost consists of the following components:

•	Service cost – the cost of benefits earned by active employees who participate in the plan.

•	Prior service cost (credit) amortization – the cost of changes to our benefits plans (plan amendments) related to prior service performed.

•	Expected return on plan assets – the return we expect to earn on plan investments used to pay future benefits.

•	Interest cost – the accrual of interest on the pension obligations due to the passage of time.

•
Net actuarial loss (gain) amortization – differences between our estimates (for example, discount rate, expected return on plan assets) and our actual experience which are initially recorded in equity and amortized into earnings.

•
Curtailment loss (gain) – earnings effects of amounts previously deferred which have been accelerated because of an event that shortens future service or eliminates benefits (for example, a sale of a business).

Pension cost components follow.

COST OF PENSION PLANS	Total			Principal pension plans			Other pension plans
(In millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016

Service cost for benefits earned	$1,227	$1,629	$1,699	$888	$1,055	$1,237	$339	$574	$462
Prior service cost (credit) amortization	134	285	304	143	290	303	(9)	(5)	1
Expected return on plan assets	(4,646)	(4,639)	(4,370)	(3,248)	(3,390)	(3,336)	(1,398)	(1,249)	(1,034)
Interest cost on benefit obligations	3,270	3,462	3,609	2,658	2,856	2,939	612	606	670
Net actuarial loss amortization	4,107	3,241	2,705	3,785	2,812	2,449	322	429	256
Curtailment loss (gain)	37	43	50	34	64	31	3	(21)	19
Pension cost	$4,129	$4,021	$3,997	$4,260	$3,687	$3,623	$(131)	$334	$374
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

The assumptions used to measure our pension benefit obligations follow.

ASSUMPTIONS USED TO MEASURE PENSION	Principal pension plans			Other pension plans (weighted average)
BENEFIT OBLIGATIONS December 31	2018	2017	2016	2018	2017	2016

Discount rate	4.34%	3.64%	4.11%	2.81%	2.45%	2.58%
Compensation increases	3.60	3.55	3.80	3.16	3.12	3.48
The discount rate used to measure the pension obligations at the end of the year is also used to measure pension cost in the following year.

We determine the discount rate using the weighted-average yields on high-quality fixed-income securities that have maturities consistent with the timing of benefit payments. Lower discount rates increase the size of the benefit obligation and generally increase pension expense in the following year; higher discount rates reduce the size of the benefit obligation and generally reduce subsequent-year pension expense.

The compensation assumption is used to estimate the annual rate at which pay of plan participants will grow. If the rate of growth assumed increases, the size of the pension obligations will increase, as will the amount recorded in shareowners’ equity and amortized into earnings in subsequent periods.

The assumptions used to measure pension cost follow.

ASSUMPTIONS USED TO MEASURE PENSION COST	Principal pension plans			Other pension plans (weighted average)
December 31	2018	2017	2016	2018	2017	2016

Discount rate	3.64%	4.11%	4.38%	2.45%	2.58%	3.33%
Expected return on assets	6.75	7.50	7.50	6.67	6.75	6.36

GE 2018 FORM 10-K 128

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected return on plan assets is the estimated long-term rate of return that will be earned on the investments used to fund the pension obligations. To determine this rate, we consider the composition of our plan investments, our historical returns earned, and our expectations about the future. Based on our analysis, we have assumed a 6.75% long-term expected return on GE Pension Plan assets for cost recognition in 2019 and 2018. This is a reduction from the 7.50% we assumed in 2017 and 2016.

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

FUNDED STATUS	Principal pension plans		Other pension plans
December 31 (In millions)	2018	2017	2018	2017

Projected benefit obligations	$68,500	$74,985	$23,256	$25,303
Fair value of plan assets	50,009	50,361	19,379	21,224
Underfunded	$18,491	$24,624	$3,877	$4,079

PROJECTED BENEFIT OBLIGATIONS (PBO)	Principal pension plans				Other pension plans
(In millions)	2018		2017		2018	2017

Balance at January 1	$74,985		$71,501		$25,303	$22,543
Service cost for benefits earned	888		1,055		339	574
Interest cost on benefit obligations	2,658		2,856		612	606
Participant contributions	90		91		37	42
Plan amendments	—		—		89	—
Actuarial loss (gain)	(6,263)	(a)	3,300	(a)	(961)	(181)
Benefits paid	(3,729)		(3,818)		(1,113)	(977)
Acquisitions (dispositions) / other - net	(129)		—		(4)	1,321
Exchange rate adjustments	—		—		(1,046)	1,375
Balance at December 31	$68,500	(b)	$74,985	(b)	$23,256	$25,303

(a)	Principally associated with discount rate changes.

(b)	The PBO for the GE Supplementary Pension Plan, which is an unfunded plan, was $6,110 million and $6,682 million at year-end 2018 and 2017, respectively.

THE COMPOSITION OF OUR PLAN ASSETS
The fair value of our pension plans' investments is presented below. The inputs and valuation techniques used to measure the fair value of these assets are described in Note 1 and have been applied consistently.

	Principal pension plans		Other pension plans
December 31 (In millions)	2018	2017	2018	2017

Global equity	$6,015	$9,192	$4,323	$6,323
Debt securities
Fixed income and cash investment funds	2,069	1,200	6,504	6,242
U.S. corporate(a)	8,734	6,597	397	393
Other debt securities(b)	5,264	5,225	520	599
Real estate	2,218	2,125	175	222
Private equities & other investments	557	581	424	481
Total	24,857	24,920	12,343	14,260

Investments measured at net asset value (NAV)
Global equity	12,558	13,790	1,668	1,871
Debt securities	6,400	4,107	1,431	1,247
Real estate	1,261	1,258	1,754	1,598
Private equities & other investments	4,933	6,286	2,183	2,248
Total plan assets at fair value	$50,009	$50,361	$19,379	$21,224

(a)	Primarily represented investment-grade bonds of U.S. issuers from diverse industries.

(b)	Primarily represented investments in residential and commercial mortgage-backed securities, non-U.S. corporate and government bonds and U.S. government, federal agency, state and municipal debt.

GE 2018 FORM 10-K 129

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GE Pension Plan. Investments with a fair value of $2,990 million and $2,891 million in 2018 and 2017, respectively, were classified within Level 3. The remaining investments were substantially all considered Level 1 and 2. Assets that were measured at fair value using NAV as practical expedient were excluded from the fair value hierarchy.

Other Pension Plans. Investments with a fair value of $116 million and $154 million in 2018 and 2017, respectively, were classified within Level 3. The remaining investments were substantially all considered Level 1 and 2. Assets that were measured at fair value using NAV as practical expedient were excluded from the fair value hierarchy.

FAIR VALUE OF PLAN ASSETS	Principal pension plans		Other pension plans
(In millions)	2018	2017	2018	2017

Balance at January 1	$50,361	$45,893	$21,224	$17,091
Actual gain (loss) on plan assets	(2,996)	6,217	(299)	1,977
Employer contributions	6,283	1,978	522	870
Participant contributions	90	91	37	42
Benefits paid	(3,729)	(3,818)	(1,113)	(977)
Acquisitions (dispositions) / other - net	—	—	(92)	1,221
Exchange rate adjustments	—	—	(900)	1,000
Balance at December 31	$50,009	$50,361	$19,379	$21,224

ASSET ALLOCATION	Principal pension plans		Other pension plans (weighted average)
	2018	2018	2018	2018
December 31	Target allocation	Actual allocation	Target allocation	Actual allocation

Global equity	33.5 - 53.5%	37%	33%	32%
Debt securities (including cash equivalents)	15.0 - 58.5	45	35	46
Real estate	5.0 - 15.0	7	11	10
Private equities & other investments	6.5 - 16.5	11	21	12

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

According to U.S. statute, the aggregate holdings of all qualifying employer securities (e.g., GE common stock) and qualifying employer real property may not exceed 10% of the fair value of trust assets at the time of purchase. GE securities represented 0.5% and 1.0% of the GE Pension Trust assets at year end 2018 and 2017, respectively.

The GE Pension Plan has a broadly diversified portfolio of investments in equities, fixed income, private equities and real estate; these investments are both U.S. and non-U.S. in nature. As of December 31, 2018, no sector concentration of assets exceeded 15% of total GE Pension Plan assets.

AMOUNTS INCLUDED IN SHAREOWNERS’ EQUITY
Amounts included in shareowners’ equity that will be amortized in future reporting periods follow.

	Principal pension plans		Other pension plans
December 31 (In millions, pre-tax)	2018	2017	2018	2017

Prior service cost (credit)	$596	$784	$14	$(100)
Net actuarial loss	10,430	14,326	3,918	3,712
Total	$11,026	$15,110	$3,932	$3,612

In 2019, we estimate for our principal pension plans that we will amortize $140 million of prior service cost and $3,050 million of net actuarial loss from shareowners’ equity into pension cost. For the other pension plans, the estimated prior service costs and net actuarial loss to be amortized in 2019 will be $5 million and $345 million, respectively. Comparable amounts in 2018 respectively, were $143 million and $3,785 million for our principal pension plans and prior service credits of $9 million and net actuarial loss amortization of $322 million for the other pension plans.

GE 2018 FORM 10-K 130

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OUR FUNDING POLICY
Our policy for funding the GE Pension Plan is to contribute amounts sufficient to meet minimum funding requirements under employee benefit and tax laws. We may decide to contribute additional amounts beyond this level. We made contributions of $6,000 million and $1,717 million to the GE Pension Plan in 2018 and 2017, respectively. Our 2018 contributions satisfied our minimum ERISA funding requirement of $1,500 million and the remaining $4,500 million was a voluntary contribution to the plan. We currently expect this voluntary contribution will be sufficient to satisfy our minimum ERISA funding requirement for 2019 and 2020.

We expect to pay approximately $295 million for benefit payments under our GE Supplementary Pension Plan and administrative expenses of our principal pension plans and expect to contribute approximately $765 million to other pension plans in 2019. In 2018, comparative amounts were $283 million and $522 million, respectively.

ESTIMATED FUTURE BENEFIT PAYMENTS (In millions)	2019	2020	2021	2022	2023	2024 - 2028

Principal pension plans	$3,735	$3,795	$3,875	$3,930	$3,985	$20,760
Other pension plans	1,050	1,045	1,050	1,070	1,080	5,715

DEFINED CONTRIBUTION PLAN
We have a defined contribution plan for eligible U.S. employees that provide discretionary contributions. We made contributions to our defined contribution plan of $430 million, $475 million and $500 million in the years ended December 31, 2018, 2017, and 2016, respectively.

RETIREE HEALTH AND LIFE BENEFITS
We sponsor a number of postretirement health and life insurance benefit plans (retiree benefit plans).

Principal Retiree Benefit Plans. Provide health and life insurance benefits to eligible participants and these participants share in the cost of healthcare benefits. Principal retiree benefit plans cover approximately 181,000 retirees and dependents. Principal retiree benefit plans are discussed below. We use a December 31 measurement date for our plans.

Benefit plans cost was $(79) million, $35 million and $115 million for the years ended December 31, 2018, 2017, 2016, respectively. The components of net periodic benefit costs other than the service cost component are included in the caption "Non-operating benefit costs" in our consolidated Statement of Earnings (Loss).

The accounting assumptions in the table below are those that are significant to the measurement of our benefit obligations.

ASSUMPTIONS USED TO MEASURE BENEFIT OBLIGATIONS December 31	2018	2017	2016

Discount rate	4.12%	3.43%	3.75%
Compensation increases	3.60	3.55	3.80
Initial healthcare trend rate(a)	6.00	6.00	6.00

(a)	For 2018, ultimately declining to 5% for 2030 and thereafter.

The healthcare trend assumptions apply to our pre-65 retiree medical plans. Our post-65 retiree plan has a fixed subsidy and therefore is not subject to healthcare inflation. The discount rate used to measure the benefit obligation at the end of the year is also used to measure benefit cost in the following year. The assumptions used to measure benefit cost follow.

ASSUMPTIONS USED TO MEASURE BENEFIT COST December 31	2018	2017	2016

Discount rate(a)	3.43%	3.75%	3.93%
Expected return on assets	7.00	7.00	7.00

(a)	Weighted average discount rate of 3.86% was used for determination of cost in 2016.

FUNDED STATUS December 31 (In millions)	2018	2017

Accumulated postretirement benefit obligation	$5,153	$6,006
Fair value of plan assets	362	518
Underfunded	$4,791	$5,488

GE 2018 FORM 10-K 131

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION (In millions)	2018	2017

Balance at January 1	$6,006	$6,289
Service cost for benefits earned	63	94
Interest cost on benefit obligations	196	224
Participant contributions	60	54
Plan amendments	—	(8)
Actuarial gain(a)	(593)	(94)
Benefits paid	(569)	(580)
Acquisitions (dispositions) / other - net	(10)	27
Balance at December 31(b)	$5,153	$6,006

(a)	In 2018, gain principally due to increase in discount rate and favorable cost trends.

(b)	The benefit obligation for retiree health plans was $3,425 million and $4,084 million at December 31, 2018 and 2017, respectively.

THE COMPOSITION OF OUR PLAN ASSETS
The fair value of principal retiree benefit plans’ investments was $362 million and $518 million at December 31, 2018 and 2017, respectively, comprising global equity and debt securities. The inputs and valuation techniques used to measure the fair value of the assets are consistently applied and described in Note 1.

There were no Level 3 investments held in 2018 and 2017. These investments were all considered Level 1 and 2. Principal retiree benefit plan assets that were measured at fair value using NAV as practical expedient were excluded from the fair value hierarchy.

ASSET ALLOCATION	2018	2018
December 31	Target allocation	Actual allocation

Global equity	54 - 74%	63%
Debt securities (including cash equivalents)	16 - 55	28
Private equities & other investments	0 - 12	9

AMOUNTS INCLUDED IN SHAREOWNERS’ EQUITY
Amounts included in shareowners’ equity that will be amortized in future reporting periods follow.

December 31 (In millions, pre-tax)	2018	2017

Prior service credit	$(2,584)	$(2,814)
Net actuarial gain	(1,196)	(732)
Total	$(3,780)	$(3,546)

The estimated prior service credit and net actuarial gain to be amortized in 2019 will be $230 million and $120 million, respectively. Comparable amounts amortized in 2018 were $230 million of prior service credit and $79 million of net actuarial gain.

OUR FUNDING POLICY
We fund retiree health benefits on a pay-as-you-go basis and the retiree life insurance trust at our discretion. We expect to contribute approximately $385 million in 2019 to fund such benefits. In 2018, we contributed $370 million for these plans.

ESTIMATED FUTURE BENEFIT PAYMENTS (In millions)	2019	2020	2021	2022	2023	2024 - 2028

	$520	$500	$480	$465	$450	$1,950

GE 2018 FORM 10-K 132

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2018 COST OF POSTRETIREMENT BENEFIT PLANS AND CHANGES IN OTHER COMPREHENSIVE INCOME (In millions, pre-tax)	Total postretirement benefit plans	Principal pension plans	Other pension plans	Principal retiree benefit plans

Cost of postretirement benefit plans	$4,050	$4,260	$(131)	$(79)
Changes in other comprehensive income
Prior service cost (credit) – current year	89	—	89	—
Net actuarial loss (gain) – current year	(103)	(111)	551	(543)
Reclassification out of AOCI:
Net curtailment gain (loss)	(52)	(45)	(7)	—
Prior service credit (cost) amortization	96	(143)	9	230
Net actuarial gain (loss) amortization	(4,028)	(3,785)	(322)	79
Total changes in other comprehensive income	(3,998)	(4,084)	320	(234)
Cost of postretirement benefit plans and changes in other comprehensive income	$52	$176	$189	$(313)

2017 COST OF POSTRETIREMENT BENEFIT PLANS AND CHANGES IN OTHER COMPREHENSIVE INCOME (In millions, pre-tax)	Total postretirement benefit plans	Principal pension plans	Other pension plans	Principal retiree benefit plans

Cost of postretirement benefit plans	$4,056	$3,687	$334	$35
Changes in other comprehensive income
Prior service cost (credit) – current year	(8)	—	—	(8)
Net actuarial loss (gain) – current year	(310)	474	(656)	(128)
Reclassification out of AOCI:
Net curtailment gain (loss)	(88)	(64)	(20)	(4)
Prior service credit (cost) amortization	(114)	(290)	5	171
Net actuarial gain (loss) amortization	(3,161)	(2,812)	(429)	80
Total changes in other comprehensive income	(3,681)	(2,692)	(1,100)	111
Cost of postretirement benefit plans and changes in other comprehensive income	$375	$995	$(766)	$146

2016 COST OF POSTRETIREMENT BENEFIT PLANS AND CHANGES IN OTHER COMPREHENSIVE INCOME (In millions, pre-tax)	Total postretirement benefit plans	Principal pension plans	Other pension plans	Principal retiree benefit plans

Cost of postretirement benefit plans	$4,112	$3,623	$374	$115
Changes in other comprehensive income
Prior service cost (credit) – current year	(61)	—	(54)	(7)
Net actuarial loss (gain) – current year	4,038	2,317	1,989	(268)
Reclassification out of AOCI:
Net curtailment gain (loss)	(50)	(31)	(19)	—
Prior service credit (cost) amortization	(140)	(303)	(1)	164
Net actuarial gain (loss) amortization	(2,655)	(2,449)	(256)	50
Total changes in other comprehensive income	1,132	(466)	1,659	(61)
Cost of postretirement benefit plans and changes in other comprehensive income	$5,244	$3,157	$2,033	$54

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

GE 2018 FORM 10-K 133

U.S. TAX REFORM
On December 22, 2017, the U.S. enacted legislation commonly known as the Tax Cuts and Jobs Act (“U.S. tax reform”) that lowered the statutory tax rate on U.S. earnings to 21%, taxes historic foreign earnings at a reduced rate of tax, establishes a territorial tax system and enacts new taxes associated with global operations.
The impact of enactment of U.S. tax reform was recorded on a provisional basis as the legislation provided for additional guidance to be issued by the U.S. Department of the Treasury on several provisions including the computation of the transition tax. This amount was adjusted in 2018 based on guidance issued during the year. Additional guidance may be issued after 2018 and any resulting effects will be recorded in the quarter of issuance. Additionally, as part of tax reform, the U.S. has enacted a minimum tax on foreign earnings (“global intangible low tax income”). We have not made an accrual for the deferred tax aspects of this provision.

With the enactment of U.S. tax reform, we recorded, for the year ended December 31, 2017, tax expense of $4,512 million to reflect our provisional estimate of both the transition tax on historic foreign earnings ($1,155 million including $2,925 million at GE and $(1,770) million at GE Capital) and the revaluation of deferred taxes ($3,357 million including $1,980 million at GE and $1,377 million at GE Capital). For the year ended December 31, 2018, we finalized our provisional estimate of the enactment of U.S. tax reform and recorded an additional tax expense of $41 million.

(BENEFIT) PROVISION FOR INCOME TAXES (In millions)	2018	2017	2016

GE
Current tax expense (benefit)	$2,451	$2,810	$(140)
Deferred tax expense (benefit) from temporary differences	(1,494)	881	438
	957	3,691	298
GE Capital
Current tax expense (benefit)	596	(1,008)	(1,138)
Deferred tax expense (benefit) from temporary differences	(970)	(5,294)	(293)
	(374)	(6,302)	(1,431)
Consolidated
Current tax expense (benefit)	3,047	1,802	(1,278)
Deferred tax expense (benefit) from temporary differences	(2,464)	(4,413)	145
Total	$583	$(2,611)	$(1,133)

CONSOLIDATED EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES (In millions)	2018	2017	2016

U.S. earnings	$(10,197)	$(18,935)	$535
Non-U.S. earnings	(9,937)	7,784	6,496
Total	$(20,134)	$(11,151)	$7,031

CONSOLIDATED (BENEFIT) PROVISION FOR INCOME TAXES (In millions)	2018	2017	2016

U.S. Federal
Current	$954	$(823)	$(2,646)
Deferred	(3,393)	(3,740)	(1,217)
Non - U.S.
Current	1,859	2,286	1,730
Deferred	1,240	(522)	1,054
Other	(78)	188	(54)
Total	$583	$(2,611)	$(1,133)

INCOME TAXES PAID (RECOVERED) (In millions)	2018	2017	2016

GE	$1,803	$2,700	$2,612
GE Capital	65	(264)	4,857
Total(a)	$1,868	$2,436	$7,469
(a)    Includes tax payments reported in discontinued operations.

GE 2018 FORM 10-K 134

RECONCILIATION OF U.S. FEDERAL STATUTORY INCOME TAX RATE TO ACTUAL INCOME TAX RATE	Consolidated			GE			GE Capital
	2018	2017	2016	2018	2017	2016	2018	2017	2016

U.S. federal statutory income tax rate	21.0%	35.0%	35.0%	21.0%	35.0%	35.0%	21.0%	35.0%	35.0%
Increase (reduction) in rate resulting from inclusion of after-tax earnings of GE Capital in before-tax earnings of GE	—	—	—	(0.5)	(44.8)	5.6	—	—	—
Tax on global activities including exports	(6.6)	31.2	(29.8)	(6.6)	36.6	(25.6)	3.2	12.2	4.9
U.S. business credits(a)	2.7	4.5	(5.8)	0.5	1.7	(1.2)	120.0	3.2	15.7
Goodwill impairments	(22.4)	(7.9)	—	(22.3)	(7.6)	—	—	(3.8)	—
Tax Cuts and Jobs Act enactment	(0.2)	(40.5)	—	0.5	(92.9)	—	(36.5)	3.1	—
All other – net(b)(c)	2.6	1.1	(15.5)	2.7	2.1	(10.0)	(8.0)	0.2	14.7
	(23.9)	(11.6)	(51.1)	(25.7)	(104.9)	(31.2)	78.7	14.9	35.3
Actual income tax rate	(2.9)%	23.4%	(16.1)%	(4.7)%	(69.9)%	3.8%	99.7%	49.9%	70.3%

(a)	U.S. general business credits, primarily the credit for energy produced from renewable sources and the credit for research performed in the U.S.

(b)
Includes, for each period, the expense or benefit for “Other” taxes reported above in the consolidated (benefit) provision for income taxes, net of 21.0% federal effect for the year ended December 31, 2018 and 35.0% federal effect for the years ended December 31, 2017 and 2016.

(c)
For the year ended December 31, 2018, included 2.9% and 2.9% in consolidated and GE, respectively, and in 2016, (9.9)% and (8.9)% in consolidated and GE, respectively, related to deductible stock losses. Included in 2017 is 5.7% and 12.1% in consolidated and GE, respectively, related to the disposition of the Water business. Also included in 2017 is (3.1)% and (6.6)% in consolidated and GE, respectively, related to losses on planned dispositions.

UNRECOGNIZED TAX POSITIONS
Annually, we file over 4,300 income tax returns in over 300 global taxing jurisdictions. We are under examination or engaged in tax litigation in many of these jurisdictions. The Internal Revenue Service (IRS) is currently auditing our consolidated U.S. income tax returns for 2012-2013 and has begun the audit for 2014-2015. In addition, certain other U.S. tax deficiency issues and refund claims for previous years are still unresolved. It is reasonably possible that a portion of the unresolved items could be resolved during the next 12 months, which could result in a decrease in our balance of “unrecognized tax benefits” – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. The IRS had disallowed the tax loss on our 2003 disposition of ERC Life Reinsurance Corporation. We contested the disallowance of this loss. In August 2016, the government approved a final settlement of the case and the balance of unrecognized tax benefits and associated interest was adjusted to reflect the agreed settlement. During 2015, the IRS completed the audit of our consolidated U.S. income tax returns for 2010-2011, except for certain issues that were completed in 2016. The United Kingdom tax authorities have indicated an intent to disallow interest deductions claimed by GE Capital for the years 2004-2015 that could result in a potential impact of approximately $1 billion, which includes a possible assessment of tax and reduction of deferred tax assets, not including interest and penalties. If assessed, we intend to contest the disallowance. We comply with all applicable tax laws and judicial doctrines of the United Kingdom and believe that the entire benefit is more likely than not to be sustained on its technical merits. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties. Resolution of audit matters, including the IRS audit of our consolidated U.S. income tax returns for 2010-2011 and the resolution of the ERC Life Reinsurance Corporation case, reduced our 2016 consolidated income tax rate by 6.8 percentage points.

The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months were:

UNRECOGNIZED TAX BENEFITS December 31 (Dollars in millions)	2018	2017

Unrecognized tax benefits	$5,563	$5,449
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	4,265	3,626
Accrued interest on unrecognized tax benefits	934	810
Accrued penalties on unrecognized tax benefits	182	158
Reasonably possible reduction to the balance of unrecognized tax benefits in succeeding 12 months	0-1,300	0-1,100
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-1,200	0-900

(a)	Some portion of such reduction may be reported as discontinued operations.

GE 2018 FORM 10-K 135

UNRECOGNIZED TAX BENEFITS RECONCILIATION (In millions)	2018	2017

Balance at January 1	$5,449	$4,692
Additions for tax positions of the current year	300	260
Additions for tax positions of prior years(a)	945	791
Reductions for tax positions of prior years	(905)	(113)
Settlements with tax authorities	(64)	(57)
Expiration of the statute of limitations	(162)	(124)
Balance at December 31	$5,563	$5,449

(a)	For 2017, the amount shown as “additions for tax positions of prior years” included $326 million related to uncertain tax liabilities acquired in the Baker Hughes transaction.

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as provision for income taxes. For the years ended December 31, 2018, 2017 and 2016, $127 million, $143 million and $(105) million of interest expense (income), respectively, and $(7) million, $7 million and $(4) million of tax expense (income) related to penalties, respectively, were recognized in our consolidated Statement of Earnings (Loss).

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

Deferred taxes, as needed, are provided for our investment in affiliates and associated companies when we plan to remit those earnings. We have not provided deferred taxes on cumulative net earnings of non-U.S. affiliates and associated companies of approximately $43 billion that have been reinvested indefinitely. Substantially all of our unrepatriated earnings were subject to U.S. tax as a result of U.S. tax reform and we expect to have the ability to repatriate these earnings without additional federal tax cost and any foreign withholding tax on a repatriation to the U.S. would potentially be partially offset by a U.S. foreign tax credit. However, because most of these earnings have been reinvested in active non-U.S. business operations, as of December 31, 2018, we have not decided to repatriate these earnings to the U.S.

DEFERRED INCOME TAXES December 31 (In millions)	2018	2017

Assets
GE	$14,777	$16,013
GE Capital	6,214	6,176
	20,991	22,189
Liabilities
GE	(4,286)	(8,197)
GE Capital	(4,278)	(5,177)
Eliminations	5	4
	(8,559)	(13,370)
Net deferred income tax asset (liability)	$12,432	$8,819

GE 2018 FORM 10-K 136

COMPONENTS OF THE NET DEFERRED INCOME TAX ASSET (LIABILITY) December 31 (In millions)	2018	2017

GE
Principal pension plans	$3,883	$3,911
Other non-current compensation and benefits	2,553	2,780
Provision for expenses	2,480	2,485
Retiree insurance plans	1,006	1,152
Non-U.S. loss carryforwards(a)	1,568	2,078
U.S. credit carryforwards(b)	74	1,932
Contract assets	(1,874)	(2,925)
Intangible assets	1,303	(2,033)
Depreciation	(720)	(1,022)
Other – net	218	(543)
	10,491	7,815
GE Capital
Operating leases	(2,690)	(2,689)
Financing leases	(599)	(877)
Energy investments	(144)	(754)
Intangible assets	(16)	(25)
U.S. credit carryforwards(b)	2,491	1,632
Insurance company loss reserves	1,386	1,373
Non-U.S. loss carryforwards(a)	1,231	1,271
Other – net	277	1,068
	1,936	999
Eliminations	5	4
Net deferred income tax asset (liability)	$12,432	$8,819

(a)
Net of valuation allowances of $5,103 million and $4,251 million for GE and $767 million and $448 million for GE Capital, for 2018 and 2017, respectively. Of the net deferred tax asset as of December 31, 2018 of $2,799 million, $37 million relates to net operating loss carryforwards that expire in various years ending from December 31, 2019 through December 31, 2021; $314 million relates to net operating losses that expire in various years ending from December 31, 2022 through December 31, 2038 and $2,448 million relates to net operating loss carryforwards that may be carried forward indefinitely.

(b)
Of the net deferred tax asset as of December 31, 2018 of $2,565 million for U.S. credit carryforwards, $1,144 million expires in the year ending December 31, 2027 through 2028, $74 million expires in the years ending December 31, 2030 through 2032 and $1,347 million expires in various years ending from December 31, 2033 through December 31, 2038.

GE 2018 FORM 10-K 137

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. SHAREOWNERS’ EQUITY

(In millions)	2018	2017	2016
Preferred stock issued	$6	$6	$6
Common stock issued	$702	$702	$702
Accumulated other comprehensive income (loss)
Balance at January 1	$(14,404)	$(18,588)	$(16,532)
Other comprehensive income (loss) before reclassifications
Investment securities - net of deferred taxes of $41, $(335), $84(a)	87	(627)	170
Currency translation adjustments (CTA) - net of deferred taxes of $29, $(537), $719	(2,076)	846	(1,593)
Cash flow hedges - net of deferred taxes of $(26), $31, $(41)	(149)	171	(234)
Benefit plans - net of deferred taxes of $115, $32, $(1,016)	71	550	(2,946)
Total	$(2,066)	$940	$(4,603)
Reclassifications from other comprehensive income
Investment securities - net of deferred taxes of $(6), $(81), $30(b)	(23)	(149)	34
Currency translation gains (losses) on dispositions - net of deferred taxes of $89, $(543), $241(b)	412	1,333	294
Cash flow hedges - net of deferred taxes of $4, $(28), $37(c)	98	(120)	327
Benefit plans - net of deferred taxes of $2,610, $1,111, $966(d)	1,345	2,232	1,878
Total(e)(f)	$1,831	$3,296	$2,533
Other comprehensive income (loss)	(235)	4,236	(2,070)
Less other comprehensive income (loss) attributable to noncontrolling interests	(225)	51	(14)
Other comprehensive income (loss), net, attributable to GE	$(10)	$4,184	$(2,056)
Balance at December 31	$(14,414)	$(14,404)	$(18,588)
Other capital
Balance at January 1	$37,384	$37,224	$37,613
Gains (losses) on treasury stock dispositions and other(g)	(1,880)	160	(389)
Balance at December 31	$35,504	$37,384	$37,224
Retained earnings
Balance at January 1(h)	$117,245	$133,857	$135,677
Net earnings (loss) attributable to the Company	(22,355)	(8,484)	7,500
Dividends and other transactions with shareowners	(3,669)	(7,741)	(9,054)
Redemption value adjustment on redeemable noncontrolling interests(i)	(374)	(388)	(267)
Changes in accounting(j)	2,261	—	—
Balance at December 31	$93,109	$117,245	$133,857
Common stock held in treasury
Balance at January 1	$(84,902)	$(83,038)	$(63,539)
Purchases	(268)	(3,849)	(22,073)
Dispositions	1,244	1,985	2,574
Balance at December 31	$(83,925)	$(84,902)	$(83,038)
Total equity
GE shareowners' equity balance	$30,981	$56,030	$70,162
Noncontrolling interests balance	20,500	17,468	1,663
Total equity balance at December 31	$51,481	$73,498	$71,825

(a)
Included adjustments of $1,825 million, $(1,259) million and $(57) million in 2018, 2017 and 2016, respectively, to investment contracts, insurance liabilities and annuity benefits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses been realized. See Note 12 for further information.

(b)
Primarily recorded in "GE Capital Revenues from Services" and "Other income" and income taxes in "Benefit (provision) for income taxes" in our consolidated Statement of Earnings (Loss). Currency translation gains and losses on dispositions included zero, $483 million and $211 million in 2018, 2017 and 2016, respectively, in earnings (loss) from discontinued operations, net of taxes.

(c)
Cash flow hedges primarily includes impact of foreign exchange contracts and gains and losses) on interest rate derivatives, primarily recorded in GE Capital revenue from services, interest and other financial charges and other costs and expenses. See Note 20.

(d)
Primarily includes amortization of actuarial gains and losses, amortization of prior service cost and curtailment gain and loss. These components are included in the computation of net periodic pension cost. See Note 13 for further information.

(e)
Included $227 million and $782 million after-tax reclassification of AOCI to Other Capital as part of the loss from sale of 12.1% economic interest in BHGE in November, 2018, and recognition of noncontrolling interest in BHGE in 2017, respectively.

(f)
Included $(1,815) million deferred tax AOCI, primarily related to benefit plans $(1,740) million, reclassified to retained earnings for stranded tax effects as a result of adoption of ASU 2018-02 in 2018.

(g)	Included $(1,696) million loss recorded in Other Capital from the sale of 12.1% economic interest in BHGE in November 2018.

(h)	January 1, 2018 amount has been adjusted to reflect retrospective adoption of ASC 606 $(8,061) million and preferable accounting change from LIFO to FIFO $(377) million.

(i)	Amount of redemption value adjustment on redeemable noncontrolling interest shown net of deferred taxes.

(j)
On January 1, 2018, we adopted several new accounting standards on a modified retrospective basis. Cumulative impact of these changes was recorded in the opening retained earnings and it increased our retained earnings by $446 million, primarily due to an increase of $410 million related to ASU 2016-16. In the fourth quarter of 2018, we adopted ASU 2018-02 and reclassified $1,815 stranded tax effects from the Tax Cuts and Jobs act on AOCI to retained earnings. See Note 1 for further information.

GE 2018 FORM 10-K 138

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SHARES OF GE PREFERRED STOCK
On January 20, 2016, we issued $5,694 million of GE Series D preferred stock following an exchange offer for existing GE series A, B and C. The Series D preferred stock are callable on January 21, 2021 and bear a fixed interest rate of 5.00% through January 21, 2021 and floating rate equal to three-month LIBOR plus 3.33% thereafter. Following the exchange offer, $250 million of GE Series A, B and C preferred stock still remain outstanding with an initial average fixed dividend rate of 4.07%. The total carrying value of GE preferred stock at December 31, 2018 was $5,573 million and will increase to $5,944 million through periodic accretion. Dividends on GE preferred stock are payable semi-annually, in June and December and accretion is recorded on a quarterly basis. Dividends on GE preferred stock totaled $447 million, including cash dividends of $295 million, $436 million, including cash dividends of $295 million, and $656 million, including cash dividends of $332 million, for the years ended December 31, 2018, 2017 and 2016, respectively.

In conjunction with the 2016 exchange of the GE Capital preferred stock into GE preferred stock and the exchange of Series A, B and C preferred stock into Series D preferred stock, GE Capital issued preferred stock to GE for which the amount and terms mirrored the GE preferred stock held by external investors. On July 1, 2018, GE Capital and GE exchanged the existing Series D preferred stock issued to GE for new Series D preferred stock which is mandatorily convertible into GE Capital common stock on January 21, 2021. The new Series D preferred stock has a carrying value of $5,497 million at December 31, 2018 and will no longer be subject to periodic accretion. The cash dividend on the new GE Capital preferred stock will equal the cash dividend and accretion on the GE Series D preferred stock through January 21, 2021, at which time the GE Capital preferred stock will convert to GE Capital common stock. The exchange of GE Capital Series D preferred stock has no impact on the GE Series D preferred stock, which remains callable for $5,694 million on January 21, 2021 or thereafter on dividend payment dates. Additionally, there were no changes to the existing Series A, B or C preferred stock issued to GE.

GE has 50.0 million authorized shares of preferred stock ($1.00 par value). 5,939,875, 5,939,875 and 5,944,250 shares are outstanding as of December 31, 2018, 2017 and 2016, respectively.

SHARES OF GE COMMON STOCK
On April 10, 2015, we announced a new repurchase program of up to $50.0 billion in common stock, excluding the Synchrony Financial exchange we completed in 2015. Under our share purchase programs, on a book basis, we repurchased shares of 19.5 million, 129.0 million and 725.8 million for a total of $235 million, $3,783 million and $22,005 million for the years ended 2018, 2017, and 2016, respectively. The Program was flexible and shares were acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public. Additionally, during 2016, we repurchased $11,370 million of our common stock under accelerated share repurchase (ASR) agreements.

GE’s authorized common stock consists of 13,200 million shares having a par value of $0.06 each.

COMMON SHARES ISSUES AND OUTSTANDING December 31 (In thousands)	2018	2017	2016

Issued	11,693,841	11,693,841	11,693,841
In treasury	(2,991,614)	(3,013,270)	(2,951,227)
Outstanding	8,702,227	8,680,571	8,742,614

NONCONTROLLING INTERESTS
Noncontrolling interests in equity of consolidated affiliates includes common shares in consolidated affiliates and preferred stock issued by our affiliates.

As previously announced, we plan an orderly separation of our ownership interest in BHGE over time. In November 2018, BHGE completed an underwritten public offering in which we sold 101.2 million shares of BHGE Class A common stock. BHGE also repurchased 65.0 million BHGE LLC units from GE. As a result, our economic interest in BHGE reduced from 62.5% to 50.4% and we recognized a loss of $2,169 million ($1,696 million after tax), which decreased the Other Capital component of shareowners' equity. Sale of Class A common stock resulted in an increase in noncontrolling interests of $4,214 million. Any reduction in our ownership interest below 50% will result in us losing control of BHGE. At that point, we would deconsolidate our Oil & Gas segment, recognize any remaining interest at fair value and recognize any difference between carrying value and fair value of our interest in earnings. Depending on the form and timing of our separation, and if BHGE’s stock price remains below our current carrying value, we may recognize a significant loss in earnings. Based on BHGE's share price at January 31, 2019 of $23.57 per share, the incremental loss upon deconsolidation by a sale of our interest would be approximately $8,400 million.

GE 2018 FORM 10-K 139

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHANGES TO NONCONTROLLING INTERESTS (In millions)	2018	2017	2016

Balance at January 1	$17,468	$1,663	$1,864
Net earnings (loss)	203	(47)	(46)
Dividends	(362)	(222)	(72)
Other (including AOCI)(a)(b)(c)(d)	3,191	16,072	(83)
Balance at December 31(e)	$20,500	$17,468	$1,663

(a)	Included impact of AOCI, acquisitions, dispositions and BHGE stock repurchases.

(b)	Included $16,238 million related to BHGE transaction in 2017.

(c)	Included $155 million related to Arcam AB acquisition in our Aviation segment in 2016.

(d)	Included $(123) million for deconsolidation of investment funds managed by GE Asset Management (GEAM) upon the adoption of ASU 2015-2, Amendments to the Consolidation Analysis in 2016.

(e)	Included $19,239 million and $15,836 million attributable to the BHGE Class A Shareholders at December 31, 2018 and 2017, respectively.

REDEEMABLE NONCONTROLLING INTERESTS
Redeemable noncontrolling interests presented in our consolidated Statement of Financial Position include common shares issued by our affiliates that are redeemable at the option of the holder of those interests.

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

In January 2018, Alstom informed us that they intend to exercise their redemption rights with respect to the grid technology and renewable energy joint ventures in September 2018. Pursuant to an agreement signed between Alstom and GE in May 2018, if Alstom exercised its redemption rights in September 2018 with respect to the grid technology and renewable energy joint ventures, GE would be deemed to have exercised its option to acquire Alstom’s interest in the nuclear and French steam power joint venture. On September 5, 2018, Alstom exercised its redemption rights related to grid technology and renewable energy, and accordingly GE also exercised its call option to acquire Alstom’s interest in the nuclear and French steam power joint venture. Accordingly, redeemable noncontrolling interest balance was reclassified to GE current liabilities in the third quarter of 2018, and was settled on October 2, 2018, in accordance with the contractual payment terms. The price GE paid was $2,192 million for the grid technology joint venture, $763 million for the renewable energy joint venture and $150 million for the nuclear and French steam power joint venture.

CHANGES TO REDEEMABLE NONCONTROLLING INTERESTS (In millions)	2018	2017	2016

Balance at January 1	$3,391	$3,017	$2,962
Net earnings (loss)	(291)	(320)	(243)
Dividends	(19)	(62)	(17)
Redemption value adjustment	408	419	267
Other(a)(b)(c)	(3,106)	337	49
Balance at December 31	$382	$3,391	$3,017

(a)	In 2016, included $204 million related to the Concept Laser GmbH acquisition in our Aviation segment.

(b)	Includes impact of foreign currency changes.

(c)	In 2018, included $(3,105) million to acquire Alstom’s interest in joint ventures described above.

GE 2018 FORM 10-K 140

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER
Common dividends from GE Capital to GE totaled zero, $4,105 million (including cash dividends of $4,016 million) and $20,118 million (including cash dividends of $20,095 million) for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 16. OTHER STOCK-RELATED INFORMATION
SHARE-BASED COMPENSATION
We grant stock options, restricted stock units and performance share units to employees under the 2007 Long-Term Incentive Plan. Grants made under all plans must be approved by the Management Development and Compensation Committee of GE’s Board of Directors, which is composed entirely of independent directors. We record compensation expense for awards expected to vest over the vesting period. We estimate forfeitures based on experience and adjust expense to reflect actual forfeitures. When options are exercised and restricted stock units vest, we issue shares from treasury stock.

STOCK OPTIONS
Under our stock option program, an employee receives an award that provides the opportunity in the future to purchase GE shares at the market price of our stock on the date the award is granted the (strike price). The options become exercisable over the vesting period (typically three or five years) and expire 10 years from the grant date if not exercised. We value the stock options using a black-scholes option pricing model.

The weighted average grant-date fair value of options granted during 2018, 2017 and 2016, was $3.00, $3.81, and $3.61, respectively. Key assumptions include: risk free rates of 2.8%, 2.3%, and 1.4%, dividend yields of 2.3%, 3.3%, and 3.4%, expected volatility of 32%, 28%, and 20%, expected lives of 5.9 years, 6.3 years and 6.5 years, and strike prices of $12.13, $18.97, and $29.63 for 2018, 2017 and 2016, respectively.

RESTRICTED STOCK
A restricted stock unit (RSU) award provides an employee with the right to receive shares of GE stock when the restrictions lapse, which occurs in equal amounts over the vesting period. Upon vesting, each RSU is converted into GE common stock on a one-for-one basis. We value RSUs using the market price on grant date.

The weighted average grant date fair value of RSUs granted during 2018, 2017, and 2016 was $13.96, $24.89, $30.20, respectively.

STOCK-BASED COMPENSATION ACTIVITY	Stock Options		RSUs
	Shares (in millions)	Weighted average exercise price	Shares (in millions)	Weighted average grant date fair value
Outstanding at January 1, 2018	399	$21.91	17	$26.94
Granted	108	12.13	22	13.96
Exercised	(2)	11.46	(6)	25.81
Forfeited	(13)	20.09	(4)	21.89
Expired	(26)	24.49	N/A	N/A
Outstanding at December 31, 2018	466	$19.59	29	$18.07
Exercisable at December 31, 2018	318	$21.46	N/A	N/A
Expected to vest	133	$15.89	27	$18.08
Stock options outstanding, exercisable, and expected to vest have an insignificant intrinsic value and weighted average contractual term of 5.1 years, 3.3 years, and 8.9 years, respectively. RSUs outstanding and expected to vest have an intrinsic value of $222 million and $208 million and weighed average contractual term of 1.4 years and 1.4 years, respectively.

(In millions)	2018	2017	2016

Compensation expense (after-tax)(a)(b)	$336	$241	$297
Cash received from stock options exercised	24	528	1,037
Intrinsic value of stock options exercised and RSUs vested	83	493	860

(a)	Unrecognized compensation expense related to unvested equity awards as of December 31, 2018 was $740 million, which will be amortized over approximately 2 years.

(b)	Income tax benefit recognized in earnings was $40 million, $138 million, and $274 million in 2018, 2017, and 2016, respectively.

GE 2018 FORM 10-K 141

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. EARNINGS PER SHARE INFORMATION

	2018		2017		2016
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings (loss) from continuing operations for per-share calculation(a)(b)	$(20,636)	$(20,636)	$(8,193)	$(8,193)	$8,431	$8,436
Preferred stock dividends	(447)	(447)	(436)	(436)	(656)	(656)
Earnings (loss) from continuing operations attributable to common shareowners for per-share calculation(a)(b)	$(21,083)	$(21,083)	$(8,629)	$(8,629)	$7,775	$7,780
Earnings (loss) from discontinued operations for per-share calculation(a)(b)	(1,734)	(1,734)	(328)	(328)	(955)	(950)
Net earnings (loss) attributable to GE common shareowners for per-share calculation(a)(b)	$(22,809)	$(22,809)	$(8,944)	$(8,944)	$6,824	$6,829

Average equivalent shares
Shares of GE common stock outstanding	8,691	8,691	8,687	8,687	9,025	9,025
Employee compensation-related shares (including stock options) and warrants	—	—	—	—	105	—
Total average equivalent shares	8,691	8,691	8,687	8,687	9,130	9,025

Per-share amounts
Earnings (loss) from continuing operations	$(2.43)	$(2.43)	$(0.99)	$(0.99)	$0.85	$0.86
Earnings (loss) from discontinued operations	(0.20)	(0.20)	(0.04)	(0.04)	(0.10)	(0.11)
Net earnings (loss)	(2.62)	(2.62)	(1.03)	(1.03)	0.75	0.76
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

For the years ended December 31, 2018, 2017 and 2016, approximately 420 million, 119 million and 22 million, respectively, of outstanding stock awards were not included in the computation of diluted earnings per share because their effect was antidilutive.

Earnings-per-share amounts are computed independently for earnings (loss) from continuing operations, earnings (loss) from discontinued operations and net earnings (loss). As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net earnings.

NOTE 18. OTHER INCOME

December 31 (In millions)	2018	2017	2016

GE
Purchases and sales of business interests(a)	$1,294	$1,021	$3,731
Licensing and royalty income	221	193	175
Associated companies	(111)	202	76
Net interest and investment income	669	425	263
Other items	182	96	(17)
	2,255	1,937	4,227
Eliminations	4	189	(87)
Total	$2,259	$2,126	$4,140

(a)
Included pre-tax gains of $737 million on the sale of Distributed Power, $681 million on the sale of Healthcare Value-Based Care and $267 million on the sale of Industrial Solutions, partially offset by charges to the valuation allowance on businesses classified as held for sale of $554 million in 2018. Included a pre-tax gain of $1,931 million on the sale of our Water business, partially offset by charges to the valuation allowance on businesses classified as held for sale of $1,000 million in 2017. Included a pre-tax gain of $3,106 million on the sale of our Appliances business and $398 million on the sale of GE Asset Management in 2016. See Note 2 for further information.

GE 2018 FORM 10-K 142

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. FAIR VALUE MEASUREMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis include investment securities mainly supporting obligations to annuitants and policyholders in our run-off insurance operations and derivatives.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS (In millions)	Level 1	Level 2	Level 3(a)	Netting adjustment(d)	Net balance(b)
December 31, 2018
Assets
Investment securities	$126	$29,408	$4,301	$—	$33,835
Derivatives	—	2,294	8	(2,001)	301
Total	$126	$31,701	$4,309	$(2,001)	$34,136

Liabilities
Derivatives	$—	$1,913	$6	$(1,234)	$686
Other(c)	—	722	—	—	722
Total	$—	$2,635	$6	$(1,234)	$1,408

December 31, 2017
Assets
Investment securities	$158	$34,126	$4,413	$—	$38,696
Derivatives	—	3,343	21	(2,986)	378
Total	$158	$37,469	$4,433	$(2,986)	$39,074
Liabilities
Derivatives	$—	$2,354	$7	$(2,034)	$327
Other(c)	—	999	—	—	999
Total	$—	$3,353	$7	$(2,034)	$1,325

(a)
Included debt securities classified within Level 3 of $3,498 million of U.S. corporate and $580 million of Government and agencies securities at December 31, 2018, and $3,629 million of U.S. corporate and $614 million of Government and agencies securities at December 31, 2017.

(b)	See Notes 3 and 20 for further information on the composition of our investment securities and derivative portfolios.

(c)	Primarily represents the liabilities associated with certain of our deferred incentive compensation plans.

(d)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk.

LEVEL 3 INSTRUMENTS
The vast majority of our Level 3 balances consist of debt securities classified as available-for-sale with changes in fair value recorded in shareowners’ equity.

(In millions)	Balance at January 1	Net realized/ unrealized gains (losses) included in earnings(a)	Net realized/ unrealized gains (losses) included in AOCI(b)	Purchases(c)	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at December 31
2018
Debt securities	$4,413	$2	$(234)	$804	$(65)	$(358)	$2	$(262)	$4,301
2017
Debt securities	$4,406	$54	66	$1,108	$(38)	$(641)	$32	$(575)	$4,413

(a)	Earnings effects are primarily included in the “GE Capital revenues from services” and “Interest and other financial charges” captions in our consolidated Statement of Earnings (Loss).

(b)
Includes unrealized net gains and losses of $(233) million and $97 million and realized net gains and losses of $(1) million and $(32) million in other comprehensive income for the years ended December 31, 2018 and December 31, 2017, respectively.

(c)	Included $615 million and $675 million of U.S. corporate debt securities for the years ended December 31, 2018 and 2017.

GE 2018 FORM 10-K 143

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NONRECURRING FAIR VALUE MEASUREMENTS
The following table represents nonrecurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a nonrecurring basis during the fiscal year and still held at December 31, 2018 and 2017.

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING	Remeasured during the years ended December 31
BASIS	2018		2017
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and financing receivables held for sale	$—	$47	$32	$1,649
Equity securities without readily determinable fair value and equity method investments	479	874	—	2,076
Long-lived assets	152	422	177	591
Goodwill	—	2,440	—	—
Total	$631	$3,783	$209	$4,316

The following table represents the fair value adjustments to assets measured at fair value on a nonrecurring basis and still held at December 31, 2018 and 2017.

December 31 (In millions)	2018	2017

Financing receivables and financing receivables held for sale	$(23)	$(310)
Equity securities without readily determinable fair value and equity method investments	(535)	(891)
Long-lived assets	(1,152)	(819)
Goodwill	(22,136)	(2,550)
Total	$(23,845)	$(4,571)

LEVEL 3 MEASUREMENTS - SIGNIFICANT UNOBSERVABLE INPUTS

(Dollars in millions)	Fair value	Valuation technique	Unobservable inputs	Range (weighted-average)

December 31, 2018
Recurring fair value measurements
Investment securities(b)	$402	Income approach	Discount rate(a)	2.8%-7.6% (6.8)%

Nonrecurring fair value measurements
Financing receivables	$22	Income approach	Discount rate(a)	10%

Equity securities without readily determinable fair value and equity method investments	579	Income approach, market comparables	Discount rate(a)	6.5%-35% (8.7%)

Long-lived assets	159	Income approach	Discount rate(a)	2.9%-11.1% (8.2%)

December 31, 2017
Recurring fair value measurements
Investment securities(b)	$903	Income approach	Discount rate(a)	3.0%-12.6% (6.2%)

Nonrecurring fair value measurements
Financing receivables	$1,639	Income approach	Discount rate(a)	3.2%-16.5% (10.0%)

Equity securities without readily determinable fair value and equity method investments	2,037	Income approach	Discount rate(a)	5.0%-50.0% (7.7%)

Long-lived assets	554	Income approach	Discount rate(a)	2.7%-18.0% (7.3%)

(a)
Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value.

(b)	Comprises substantially all of U.S. corporate and government Non-U.S. securities

At December 31, 2018 and December 31, 2017, other Level 3 recurring fair value measurements of $3,893 million and $3,517 million, respectively, and nonrecurring measurements of $483 million and $83 million, respectively, are valued using non-binding broker quotes or other third-party sources. Other nonrecurring fair value measurements were $100 million and $3 million and other recurring fair value measurements were insignificant at December 31, 2018 and December 31, 2017, respectively. These fair value measurements utilize a number of different unobservable inputs not subject to meaningful aggregation.

GE 2018 FORM 10-K 144

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. FINANCIAL INSTRUMENTS
The following table provides information about assets and liabilities not carried at fair value. The table excludes finance leases, equity securities without readily determinable fair value and non-financial assets and liabilities. Substantially all of the assets discussed below are considered to be Level 3. The vast majority of our liabilities’ fair values can be determined based on significant observable inputs and thus considered Level 2. Few of the instruments are actively traded and their fair values must often be determined using financial models. Realization of the fair value of these instruments depends upon market forces beyond our control, including marketplace liquidity.

	2018		2017
December 31 (In millions)	Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value

GE
Assets
Notes receivable	$798	$787	$700	$700
Liabilities
Borrowings(a)(b)	32,309	29,586	34,473	35,416
Borrowings (assumed by GE)(a)(c)	36,262	36,298	47,114	53,502

GE Capital
Assets
Loans	10,820	10,807	17,363	17,331
Other commercial mortgages	1,747	1,792	1,489	1,566
Loans held for sale	404	405	3,274	3,274
Liabilities
Borrowings(a)(d)(e)(f)	43,028	42,006	55,353	60,415
Investment contracts	2,388	2,630	2,569	2,996

(a)	See Note 11 for further information.

(b)	Included $210 million and $217 million of accrued interest in estimated fair value at December 31, 2018 and December 31, 2017, respectively.

(c)	Included $568 million and $696 million of accrued interest in estimated fair value at December 31, 2018 and December 31, 2017, respectively.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at December 31, 2018 and December 31, 2017 would have been reduced by $1,300 million and $1,754 million, respectively.

(e)	Included $583 million and $731 million of accrued interest in estimated fair value at December 31, 2018 and December 31, 2017, respectively.

(f)	Excluded $22,513 million and $39,844 million of net intercompany payable to GE at December 31, 2018 and December 31, 2017, respectively.

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

NOTIONAL AMOUNTS OF LOAN COMMITMENTS December 31 (In millions)	2018	2017

Ordinary course of business lending commitments(a)	$767	$1,105
Unused revolving credit lines	34	198

(a)	Excluded investment commitments of $1,373 million and $677 million at December 31, 2018 and December 31, 2017, respectively.

GE 2018 FORM 10-K 145

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DERIVATIVES AND HEDGING
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

NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is the number of units of the underlying (for example, the notional principal amount of the debt in an interest rate swap). The notional amount is used to compute interest or other payment streams to be made under the contract and is a measure of our level of activity. We generally disclose derivative notional amounts on a gross basis. The majority of the outstanding notional amount of $124 billion at December 31, 2018 is related to managing interest rate and currency risk between financial assets and liabilities in our financial services business. The remaining derivative notional amount primarily relates to hedges of anticipated sales and purchases in foreign currency, commodity purchases and contractual terms in contracts that are considered embedded derivatives.

The table below provides additional information about how derivatives are reflected in our financial statements. Derivative assets and liabilities are recorded at fair value exclusive of interest earned or owed on interest rate derivatives, which is presented separately on our consolidated Statement of Financial Position. Cash collateral and securities held as collateral represent assets that have been provided by our derivative counterparties as security for amounts they owe us (derivatives that are in an asset position).

GE 2018 FORM 10-K 146

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE OF DERIVATIVES	2018		2017
December 31 (in millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$1,335	$23	$1,862	$148
Currency exchange contracts	175	121	160	70
Other contracts	—	—	—	—
	$1,511	$145	$2,021	$218

Derivatives not accounted for as hedges
Interest rate contracts	28	2	93	8
Currency exchange contracts	747	1,562	1,111	2,043
Other contracts	16	211	139	91
	$791	$1,775	$1,343	$2,143

Gross derivatives recognized in Statement of Financial Position
Gross derivatives	2,301	1,920	3,364	2,361
Gross accrued interest	209	6	469	(38)
	$2,511	$1,926	$3,833	$2,323

Amounts offset in Statement of Financial Position
Netting adjustments(a)	(963)	(971)	(1,457)	(1,456)
Cash collateral(b)	(1,042)	(267)	(1,529)	(578)
	$(2,005)	$(1,238)	$(2,986)	$(2,034)

Net derivatives recognized in Statement of Financial Position
Net derivatives	505	687	847	289

Amounts not offset in Statement of Financial Position
Securities held as collateral(c)	(235)	—	(405)	—

Net amount(d)	$270	$687	$441	$289
Derivatives are classified in the captions “All other assets” and “All other liabilities” and the related accrued interest is classified in “Other GE Capital receivables” and “All other liabilities” in our consolidated Statement of Financial Position.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk. At December 31, 2018 and December 31, 2017, the cumulative adjustment for non-performance risk was $8 million and $(1) million, respectively.

(b)	Excluded excess cash collateral received and posted of $3 million and $439 million at December 31, 2018, respectively, and $10 million and $255 million at December 31, 2017, respectively.

(c)	Excluded excess securities collateral received with a fair value of zero and $16 million at December 31, 2018 and December 31, 2017, respectively.

(d)
At December 31, 2018, our exposures to counterparties (including accrued interest), net of collateral we held, was $170 million; counterparties' exposures to our derivative liability (including accrued interest), net of collateral posted by us, was $657 million at December 31, 2018. These exposures exclude embedded derivatives.

GE 2018 FORM 10-K 147

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

(In millions)	Effect on hedging instrument	Effect on underlying	Effect on earnings(a)

2018
Cash flow hedges	$(154)	$154	$—
Fair value hedges	(724)	617	(107)
Net investment hedges(b)	669	(646)	23
Economic hedges(c)	(2,068)	1,560	(508)
Total			$(592)

2017
Cash flow hedges	$199	$(199)	$—
Fair value hedges	(556)	371	(185)
Net investment hedges(b)	(1,833)	1,852	19
Economic hedges(c)	1,147	(1,683)	(536)
Total			$(702)

The amounts in the table above generally do not include associated derivative accruals in income or expense.

(a)
For cash flow and fair value hedges, the effect on earnings is primarily related to ineffectiveness. For net investment hedges, the effect on earnings is related to ineffectiveness and spot-forward differences.

(b)
Both non-derivatives and derivatives hedging instruments are included. The carrying value of non-derivative instruments designated as net investment hedges was $(12,458) million and $(13,028) million at December 31, 2018 and December 31, 2017, respectively. Total pre-tax reclassifications from CTA to gain (loss) was $(1) million and $125 million in 2018 and 2017, respectively. Total pre-tax reclassifications from CTA to gain (loss) included zero and $125 million recorded in discontinued operations in 2018 and 2017, respectively.

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

CASH FLOW HEDGE ACTIVITY	Gains (losses) recognized in AOCI			Gains (losses) reclassified from AOCI into earnings
(In millions)	2018	2017	2016	2018	2017	2016

Interest rate contracts	$(3)	$4	$6	$(11)	$(27)	$(79)
Currency exchange contracts	(152)	195	(281)	(92)	176	(282)
Commodity contracts	—	—	—	—	—	(2)
Total(a)	$(154)	$199	$(274)	$(102)	$149	$(364)

(a)
Gains (losses) is recorded in “GE Capital revenues from services”, “Interest and other financial charges”, and “Other costs and expenses” in our consolidated Statement of Earnings (Loss) when reclassified.

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $43 million gain at December 31, 2018. We expect to transfer $54 million loss to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In all the twelve months ended 2018, 2017 and 2016, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At December 31, 2018, 2017 and 2016, the maximum term of derivative instruments that hedge forecasted transactions was 14 years, 15 years and 16 years, respectively.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness were insignificant for each reporting period.

GE 2018 FORM 10-K 148

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivables due from the counterparties, measured at current market value, exceeds specified limits. The fair value of such collateral was $1,277 million at December 31, 2018, of which $1,042 million was cash and $235 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of cash collateral posted was $267 million at December 31, 2018. At December 31, 2018, our exposures to counterparties (including accrued interest), net of collateral we hold, was $170 million. This excludes exposures related to embedded derivatives.

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the credit rating of the counterparty were to fall below specified ratings levels agreed upon with the counterparty, primarily BBB/Baa2. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability subject to such termination provisions, after consideration of collateral posted by us and outstanding interest payments was $657 million at December 31, 2018. This excludes exposure related to embedded derivatives. See the Credit Ratings and Conditions section of Capital Resources and Liquidity in MD&A for more information.

NOTE 21. VARIABLE INTEREST ENTITIES
A VIE is an entity that has any of these characteristics: (1) it is controlled by someone other than its shareowners or partners, (2) its shareowners or partners are not economically exposed to the entity’s earnings (for example, they are protected against losses), or (3) it was thinly capitalized when it was formed. In the normal course of business we become involved with VIEs either because we help create them or we invest in them. Our VIEs either provide goods and services to customers or provide financing to third parties for the purchase of GE goods and services. If we control the VIE, we consolidate it and provide disclosure below. However, if the VIE is a business and use of its assets is not limited to settling its liabilities, ongoing disclosures are not required.

CONSOLIDATED VARIABLE INTEREST ENTITIES
Our most significant consolidated VIE is a joint venture, BHGE LLC, which was formed as part of the Baker Hughes transaction. BHGE LLC owns the operating assets of GE Oil & Gas and Baker Hughes. BHGE LLC is a VIE as we hold an economic interest of approximately 50.4% in the partnership, but we hold no voting or participating rights through our direct economic ownership. BHGE LLC is a SEC Registrant with separate filing requirements and its separate financial information can be obtained from www.sec.gov.

Previously we reported three joint ventures which were formed as part of the Alstom acquisition as consolidated VIEs. These joint ventures were considered VIEs because equity held by Alstom did not participate fully in the earnings of the ventures due to contractual features allowing Alstom to sell their interests back to GE. We consolidated these joint ventures because we controlled all their significant activities. These joint ventures were in all other respects regular businesses and were therefore exempt from ongoing disclosure requirements for consolidated VIEs provided below. These joint ventures ceased to be VIEs on September 5, 2018 when Alstom exercised their put and are now wholly-owned consolidated voting interest entities. See Note 15 for further information.

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

GE 2018 FORM 10-K 149

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASSETS AND LIABILITIES		GE Capital
OF CONSOLIDATED VIES		Customer	Trade
(In millions)	GE	Notes receivables(a)	receivables(b)	Other(c)	Total

December 31, 2018
Assets
Financing receivables, net	$—	$—	$1,774	$930	$2,704
Current receivables	129	366	—	—	496
Investment securities	35	—	—	—	35
Other assets	593	830	—	944	2,367
Total	$756	$1,197	$1,774	$1,874	$5,601

Liabilities
Borrowings	$44	$—	$—	$806	$850
Non-recourse borrowings	—	534	1,341	—	1,875
Other liabilities	342	546	423	490	1,801
Total	$386	$1,079	$1,765	$1,296	$4,526

December 31, 2017
Assets
Financing receivables, net	$—	$—	$—	$792	$792
Current receivables	59	570	—	—	630
Investment securities	—	—	—	918	918
Other assets	586	1,182	—	1,920	3,688
Total	$646	$1,752	$—	$3,630	$6,028

Liabilities
Borrowings	$39	$—	$—	$1,027	$1,066
Non-recourse borrowings	—	669	—	16	685
Other liabilities	345	1,021	—	1,525	2,891
Total	$384	$1,690	$—	$2,568	$4,642

(a)	Two funding entities were established to purchase customer notes receivable from GE, one of which is partially funded by third-party debt.

(b)
On September 28, 2018, GE Capital entered a new $1,500 million current receivables facility with an alternative funding vehicle that it controlled. This facility, which will expire in eighteen months, unless extended, is a pan-European multi-jurisdiction, multi-currency revolving receivables facility. The alternative funding vehicle purchases GE current receivables on a daily basis and issues non-recourse debt to third-party banks to fund its purchases. GE Capital consolidates the entity because it services the purchased current receivables.

(c)
In January 2018, ownership of the equity shares of Electric Insurance Company (EIC) were distributed to GE Capital by a bankruptcy trustee. We have previously reported EIC as a VIE because we received a 100% beneficial interest in the assets, liabilities and operations of EIC, related to an interim distribution in 2001. As EIC is now a consolidated voting interest entity we removed EIC from our VIE disclosure. In 2017, $1,470 million of assets and $959 million of liabilities were included related to EIC.

Total revenues from our consolidated VIEs were $895 million, $1,057 million and $1,141 million for the years ended December 31, 2018, 2017 and 2016, respectively. Related expenses consisted primarily of cost of goods and services of $314 million, $338 million and $692 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Where we provide servicing for third-party investors, we are contractually permitted to commingle cash collected from customers on financing receivables sold to third-party investors with our own cash prior to payment to third-party investors, provided our short-term credit rating does not fall below A2/P2. These third-party investors also owe us amounts for purchased financial assets and scheduled interest and principal payments. At December 31, 2018 and 2017, the amounts of commingled cash owed to the third-party investors were $72 million and $60 million, respectively.

UNCONSOLIDATED VARIABLE INTEREST ENTITIES
We become involved with unconsolidated VIEs primarily through assisting in the formation and financing of the entity. We do not consolidate these entities because we do not have power over decisions that significantly affect their economic performance. Our investments in unconsolidated VIEs, at December 31, 2018 and 2017 were $2,346 million and $5,833 million, respectively. Substantially all of these investments are held by EFS. The decrease in unconsolidated VIE exposure in 2018 was primarily driven by disposals of EFS investments as part of the GE Capital strategic shift. Obligations to make additional investments in these entities are not significant.

GE 2018 FORM 10-K 150

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS
The GE Capital Aviation Services (GECAS) business within the Capital segment has placed multiple-year orders for various Boeing, Airbus and other aircraft manufacturers with list prices approximating $34,076 million (including 414 new aircraft with delivery dates of 21% in 2019, 19% in 2020 and 60% in 2021 through 2024) and secondary orders with airlines for used aircraft of approximately $2,534 million (including 48 used aircraft with delivery dates of 90% in 2019 and 10% in 2020) at December 31, 2018. When we purchase aircraft, it is at a contractual price, which is usually less than the aircraft manufacturer’s list price. The final payment is the contractual price less any pre-delivery payments that have been made in advance of the order. Pre-delivery payments are staged partial payments of the aircraft contractual price made by us to the manufacturer pursuant to an aircraft purchase agreement, usually 18-24 months in advance of the delivery of the aircraft. As of December 31, 2018, we have made $3,086 million of pre-delivery payments to aircraft manufacturers.

As of December 31, 2018, in our Aviation segment, we have committed to provide financing assistance of $2,654 million of future customer acquisitions of aircraft equipped with our engines.

GUARANTEES
Our guarantees are provided in the ordinary course of business. We underwrite these guarantees considering economic, liquidity and credit risk of the counterparty. We believe that the likelihood is remote that any such arrangements could have a significant adverse effect on our financial position, results of operations or liquidity. We record liabilities for guarantees at estimated fair value, generally the amount of the premium received, or if we do not receive a premium, the amount based on appraisal, observed market values or discounted cash flows. Any associated expected recoveries from third parties are recorded as other receivables, not netted against the liabilities. At December 31, 2018, we were committed under the following guarantee arrangements beyond those provided on behalf of VIEs. See Note 21 for further information.

Credit Support. At December 31, 2018, we have provided $1,502 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable these customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should our customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed, or possibly by certain other assets of the customer or associated company for the term of the related financing arrangements or transactions. The liability for such credit support was $64 million at December 31, 2018.

Indemnification Agreements – Continuing Operations. At December 31, 2018, we have $1,903 million of other indemnification commitments, including representations and warranties in sales of businesses or assets, for which we recorded a liability of $259 million.

We also have agreements that require us to fund up to $208 million at December 31, 2018 under residual value guarantees on a variety of leased equipment. Under most of our residual value guarantees, our commitment is secured by the leased asset. The liability for these indemnification agreements was $6 million.

Indemnification Agreements – Discontinued Operations At December 31, 2018, we have provided specific indemnities to buyers of GE Capital’s assets that, in the aggregate, represent a maximum potential claim of $1,880 million. The majority of these indemnifications relate to the sale of businesses and assets under the GE Capital Exit Plan. We have recorded related liabilities of $253 million, which incorporates our evaluation of risk and the likelihood of making payments under the indemnities. The recognized liabilities represent the estimated fair value of the indemnities when issued as adjusted for any subsequent probable and estimable losses. During the fourth quarter of 2018, we received a favorable court ruling related to an indemnity we provided in connection with the sale of a GE Capital business, which, if not subject to further extrajudicial actions, would reduce the amount of the maximum potential claim by $676 million. In addition, in connection with the 2015 public offering and sale of Synchrony Financial, GE Capital indemnified Synchrony Financial and its directors, officers, and employees against the liabilities of GECC's businesses other than historical liabilities of the businesses that are part of Synchrony Financial's ongoing operations.

GE 2018 FORM 10-K 151

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRODUCT WARRANTIES
We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows.

(In millions)	2018	2017	2016

Balance at January 1	$2,348	$1,929	$1,733
Current-year provisions	1,071	961	801
Expenditures	(960)	(827)	(734)
Other changes(a)	51	286	130
Balance at December 31	$2,510	$2,348	$1,929

(a)	Included $172 million related to Baker Hughes and LM Wind Power acquisitions in 2017.

OTHER LOSS CONTINGENCIES
LEGAL MATTERS
In the normal course of our business, we are involved from time to time in various arbitrations, class actions, commercial litigation, investigations and other legal, regulatory or governmental actions, including the significant matters described below. In many proceedings, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties and other factors that may have a material effect on the outcome. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated.

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

The remaining active claims have been brought by securitization trustees or administrators seeking recovery from WMC for alleged breaches of representations and warranties on mortgage loans that serve as collateral for residential mortgage-backed securities (RMBS). At December 31, 2018, such claims consisted of $144 million of individual claims generally submitted before the filing of a lawsuit (compared to $462 million at December 31, 2017) and $433 million of additional claims asserted against WMC in litigation without making a prior claim (Litigation Claims) (compared to $3,198 million at December 31, 2017). The total amount of these claims, $577 million, reflects the purchase price or unpaid principal balances of the loans at the time of purchase and does not give effect to pay downs or potential recoveries based upon the underlying collateral, which in many cases are substantial, nor to accrued interest or fees. WMC believes that repurchase claims brought based upon representations and warranties made more than six years before WMC was notified of the claim would be disallowed in legal proceedings under applicable law and the decisions of the New York Court of Appeals in ACE Securities Corp. v. DB Structured Products, Inc., (June 11, 2015) and Deutsche Bank National Trust Company v. Flagstar Capital Markets Corporation (October 16, 2018) on the statute of limitations period governing such claims.

Reserves related to repurchase claims made against WMC were $210 million at December 31, 2018, reflecting a net decrease to reserves in the year ended December 31, 2018 of $206 million due to settlements partially offset by incremental provisions. The reserve estimate takes into account recent settlement activity and is based upon WMC’s evaluation of the remaining exposures as a percentage of estimated lifetime mortgage loan losses within the pool of loans supporting each securitization for which timely claims have been asserted in litigation against WMC. Settlements in prior periods reduced WMC’s exposure on claims asserted in certain securitizations and the claim amounts reported above give effect to these settlements. During the first quarter of 2018, we also recorded a reserve of $1,500 million in connection with the U.S. Department of Justice's (DOJ) ongoing investigation regarding potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) by WMC and GE Capital discussed in Legal Proceedings. This charge was recorded in the first quarter based upon our estimate of the loss contingency at that time, including the status of our settlement discussions with the DOJ in the first quarter and an assessment of prior settlements reached in similar matters. On January 31, 2019, GE announced that it had reached an agreement in principle with the DOJ to settle this investigation, under which GE will pay the United States a civil penalty of $1,500 million, consistent with the $1,500 million reserve recorded for this matter in the first quarter 2018.

GE 2018 FORM 10-K 152

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROLLFORWARD OF THE RESERVE RELATED TO REPURCHASE CLAIMS (In millions)	2018	2017

Balance at January 1	$416	$626
Provision	2	51
Claim resolutions / rescissions	(208)	(261)
Balance at December 31	$210	$416

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

Adverse changes to WMC’s assumptions supporting the reserve may result in an increase to these reserves. WMC estimates a range of reasonably possible loss for all WMC-related matters from approximately $50 million to $150 million over its recorded reserve at December 31, 2018. This estimate involves significant judgment and may not reflect the range of uncertainties and unpredictable outcomes inherent in litigation, including the remaining lawsuit discussed in Legal Proceedings and potential changes in WMC’s legal strategy.

As previously disclosed, it is possible that WMC will file for bankruptcy based upon developments in the remaining lawsuit and potential legal claims involving WMC. In the event of a WMC bankruptcy, GE Capital would be required to reassess its WMC consolidation analysis depending upon the specific facts and circumstances at that time, which might result in GE Capital no longer consolidating WMC’s assets and liabilities in its financial statements. In that event, GE and GE Capital would have to assess their respective direct exposure, if any, to WMC-related loss contingencies. A WMC bankruptcy would also give rise to costs and expenses, consisting of administrative expenses, legal fees, and settlements of claims against WMC.

Alstom legacy matters. On November 2, 2015, we acquired the Thermal, Renewables and Grid businesses from Alstom. Prior to the acquisition, the seller was the subject of two significant cases involving anti-competitive activities and improper payments: (1) in January 2007, Alstom was fined €65 million by the European Commission for participating in a gas insulated switchgear cartel that operated from 1988 to 2004 (that fine was later reduced to €59 million), and (2) in December 2014, Alstom pled guilty in the United States to multiple violations of the Foreign Corrupt Practices Act and paid a criminal penalty of $772 million. As part of GE’s accounting for the acquisition, we established a reserve amounting to $858 million for legal and compliance matters related to the legacy business practices that were the subject of these and related cases in various jurisdictions. At December 31, 2018, this reserve balance was $889 million. The increase is primarily driven by foreign currency movements.

Regardless of jurisdiction, the allegations relate to claimed anti-competitive conduct or improper payments in the pre-acquisition period as the source of legal violations and/or damages. Given the significant litigation and compliance activity related to these matters and our ongoing efforts to resolve them, it is difficult to assess whether the disbursements will ultimately be consistent with the reserve established. The estimation of this reserve involved significant judgment and may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations of this nature, and at this time we are unable to develop a meaningful estimate of the range of reasonably possible additional losses beyond the amount of this reserve. Damages sought may include disgorgement of profits on the underlying business transactions, fines and/or penalties, interest, or other forms of resolution. Factors that can affect the ultimate amount of losses associated with these and related matters include the way cooperation is assessed and valued, prosecutorial discretion in the determination of damages, formulas for determining fines and penalties, the duration and amount of legal and investigative resources applied, political and social influences within each jurisdiction, and tax consequences of any settlements or previous deductions, among other considerations. Actual losses arising from claims in these and related matters could exceed the amount provided.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS
Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. We are involved in numerous remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs exclude possible insurance recoveries and, when dates and amounts of such costs are not known, are not discounted. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low end of such range. It is reasonably possible that our environmental remediation exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology and information related to individual sites, such amounts are not reasonably estimable. Total reserves related to environmental remediation and asbestos claims were $1,699 million at December 31, 2018.

GE 2018 FORM 10-K 153

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23. CASH FLOWS INFORMATION
Changes in operating assets and liabilities are net of acquisitions and dispositions of principal businesses.

Amounts reported in the “Proceeds from sales of discontinued operations” and “Proceeds from principal business dispositions” lines in our consolidated Statement of Cash Flows are net of cash transferred and included certain deal-related costs. Amounts reported in the “Net cash from (payments for) principal businesses purchased” line are net of cash acquired and included certain deal-related costs and debt assumed and immediately repaid in acquisitions.

GE

For the years ended December 31 (In millions)	2018	2017	2016

All other operating activities
Other gains on investing activities	$(510)	$(138)	$(90)
Restructuring and other charges(a)	990	1,951	1,668
Increase (decrease) in equipment project accruals	(951)	(186)	(595)
Other(b)	596	(406)	(1,834)
	$125	$1,221	$(851)
All other investing activities
Derivative settlements (net)(c)	$(861)	$(1,142)	$—
Investments in intangible assets (net)	(496)	(321)	(499)
Investments in associated companies (net)	127	(226)	(420)
Other investments (net)	(50)	(281)	(160)
Other	90	(90)	(270)
	$(1,190)	$(2,061)	$(1,349)
All other financing activities
Proceeds from BHGE public share offering	$2,273	$—	$—
Acquisition of noncontrolling interests(d)	(3,732)	(499)	(102)
Dividends paid to noncontrolling interests	(366)	(263)	(49)
Other	102	234	(122)
	$(1,723)	$(528)	$(273)
Net dispositions (purchases) of GE shares for treasury
Open market purchases under share repurchase program(e)	$(245)	$(3,506)	$(22,581)
Other purchases	(23)	(67)	(399)
Dispositions	250	1,021	1,550
	$(17)	$(2,550)	$(21,429)

(a)
Reflected the effects of restructuring and other charges of $2,941 million, $3,947 million and $3,350 million and restructuring and other cash expenditures of $(1,951) million, $(1,996) million and $(1,682) million for the years ended December 31, 2018, 2017 and 2016, respectively. Excludes non-cash adjustments reflected as "Depreciation and amortization of property, plant and equipment" or "Amortization of intangible assets" in our consolidated Statement of Cash Flows.

(b)
Included other adjustments to net income, such as write-downs of assets and the impacts of acquisition accounting and changes in other assets and other liabilities classified as operating activities, such as the timing of payments of employee-related liabilities and customer allowances.

(c)
The classification of settlements of derivative instruments was corrected from operating cash flows to investing cash flows in 2017. Such settlements of $178 million in 2016 were not reclassified and corrected in investing cash flows as they were not considered material.

(d)
Included the acquisition of Alstom's interest in the grid technology, renewable energy, and global nuclear and French steam power joint ventures for $(3,105) million in the fourth quarter of 2018. See Note 15.

(e)	Included $(11,370) million paid under ASR agreements in 2016.

GE 2018 FORM 10-K 154

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GE CAPITAL

For the years ended December 31 (In millions)	2018	2017	2016

All other operating activities
Cash collateral on derivative contracts	$(595)	$131	$(428)
Increase (decrease) in other liabilities	240	(798)	3,256
Other(a)	483	11,783	1,204
	$127	$11,115	$4,032
Net decrease (increase) in GE Capital financing receivables
Increase in loans to customers	$(30,207)	$(45,251)	$(65,055)
Principal collections from customers - loans	37,237	47,471	60,375
Investment in equipment for financing leases	(306)	(585)	(690)
Principal collections from customers - financing leases	802	1,011	856
Sales of financing receivables	2,458	251	3,235
	$9,986	$2,897	$(1,279)
All other investing activities
Purchases of investment securities	$(5,775)	$(2,867)	$(18,588)
Dispositions and maturities of investment securities	8,309	10,001	7,343
Decrease (increase) in other assets - investments	(4,516)	(8,497)	8,853
Other(b)	2,464	4,375	3,690
	$482	$3,013	$1,297
Repayments and other reductions (maturities longer than 90 days)
Short-term (91 to 365 days)	$(14,251)	$(18,591)	$(44,519)
Long-term (longer than one year)	(5,460)	(2,054)	(13,418)
Principal payments - non-recourse, leveraged leases	(125)	(362)	(348)
	$(19,836)	$(21,007)	$(58,285)
All other financing activities
Proceeds from sales of investment contracts	$5	$10	$19
Redemption of investment contracts	(268)	(344)	(346)
Other	(2,145)	54	(2,134)
	$(2,408)	$(280)	$(2,460)

(a)	Primarily included non-cash adjustments for insurance-related charges recorded in the fourth quarter of 2017.

(b)	Primarily included net activity related to settlements between our continuing operations (primarily our treasury operations) and businesses in discontinued operations.

NOTE 24. INTERCOMPANY TRANSACTIONS
Transactions between related companies are made on arm's length terms and are reported in the GE and GE Capital columns of our financial statements, which we believe provide useful supplemental information to our consolidated financial statements. These transactions are eliminated in consolidation and include, but are not limited to, the following:

•	GE Capital dividends to GE,

•	GE Capital working capital services to GE, including trade receivables and supply chain finance programs,

•	GE Capital enabled GE industrial orders, including related GE guarantees to GE Capital,

•	GE Capital financing of GE long-term receivables, and

•	Aircraft engines, power equipment, renewable energy equipment and healthcare equipment manufactured by GE that are installed on GE Capital investments, including leased equipment.

In addition to the above transactions that primarily enable growth for the GE businesses, there are routine related party transactions, which include, but are not limited to, the following:

•	Expenses related to parent-subsidiary pension plans,

•	Buildings and equipment leased between GE and GE Capital, including sale-leaseback transactions,

•	Information technology (IT) and other services sold to GE Capital by GE

•	Settlements of tax liabilities, and

•	Various investments, loans and allocations of GE corporate overhead costs.

GE 2018 FORM 10-K 155

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Presented below is a walk of intercompany eliminations from the unconsolidated GE and GE Capital totals to the consolidated cash flows.

(In millions)	2018	2017	2016

Cash from (used for) operating activities-continuing operations
Combined	$3,839	$13,408	$29,753
GE current receivables sold to GE Capital(a)	198	(2,611)	697
GE long-term receivables sold to GE Capital	1,079	(250)	(1,569)
GE Capital common dividends to GE	—	(4,016)	(20,095)
Other reclassifications and eliminations(b)	(455)	470	(1,282)
Total cash from (used for) operating activities-continuing operations	$4,662	$7,000	$7,503
Cash from (used for) investing activities-continuing operations
Combined	$14,054	$(49)	$58,087
GE current receivables sold to GE Capital(a)	(1,149)	2,538	(170)
GE long-term receivables sold to GE Capital	(1,079)	250	1,569
GE Capital long-term loans to GE	5,999	7,271	—
GE Capital short-term loans to GE	480	(1,329)	1,329
Other reclassifications and eliminations(b)	(252)	(335)	1,751
Total cash from (used for) investing activities-continuing operations	$18,052	$8,348	$62,566
Cash from (used for) financing activities-continuing operations
Combined	$(26,212)	$(19,065)	$(109,024)
GE current receivables sold to GE Capital	952	72	(527)
GE Capital common dividends to GE	—	4,016	20,095
GE Capital long-term loans to GE	(5,999)	(7,271)	—
GE Capital short-term loans to GE	(480)	1,329	(1,329)
Other reclassifications and eliminations(b)	706	(135)	(468)
Total cash from (used for) financing activities-continuing operations	$(31,033)	$(21,055)	$(91,253)

(a)
Excludes $5,192 million, $4,411 million and zero related to cash payments received on the Receivable facility DPP in the years ended December 31, 2018, 2017 and 2016, respectively, which are reflected as Cash from investing activities in the GE Capital and the consolidated GE Company columns of our Statement of Cash Flows. Sales of current receivables from GE to GE Capital are classified as Cash from operating activities in the GE column of our Statement of Cash flows. See Note 1 and Note 4.

(b)
Includes eliminations of other cash flows activities, including financing of supply chain finance programs of $(318) million, $122 million and $(586) million in the years ended December 31, 2018, 2017 and 2016, respectively, and various investments, loans and allocations of GE corporate overhead costs.

GE 2018 FORM 10-K 156

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25. OPERATING SEGMENTS
BASIS FOR PRESENTATION
Our operating businesses are organized based on the nature of markets and customers. Segment accounting policies are the same as described and referenced in Note 1. Segment results for our financial services businesses reflect the discrete tax effect of transactions.

A description of our operating segments as of December 31, 2018, can be found in the Summary of Operating Segments table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in this Form 10-K Report.

	Total revenues(a)			Intersegment revenues(b)			External revenues
REVENUES (In millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016

Power	$27,300	$34,878	$35,835	$1,795	$1,385	$1,325	$25,505	$33,493	$34,510
Renewable Energy	9,533	9,205	9,752	25	70	11	9,508	9,135	9,740
Aviation	30,566	27,013	26,240	448	573	718	30,119	26,440	25,522
Oil & Gas	22,859	17,180	12,938	363	646	382	22,496	16,535	12,556
Healthcare	19,784	19,017	18,212	20	15	12	19,765	19,002	18,201
Transportation	3,898	3,935	4,585	25	10	—	3,873	3,925	4,585
Lighting(c)	1,723	1,941	4,762	2	28	19	1,721	1,913	4,743
Total industrial segment revenues	115,664	113,168	112,324	2,678	2,725	2,467	112,986	110,443	109,857
Capital	9,551	9,070	10,905	1,384	1,620	1,288	8,166	7,451	9,617
Corporate items and eliminations	(3,600)	(3,995)	(3,760)	(4,062)	(4,345)	(3,755)	463	350	(5)
Total	$121,615	$118,243	$119,469	$—	$—	$—	$121,615	$118,243	$119,469

(a)	Revenues of GE businesses include income from sales of goods and services to customers.

(b)	Sales from one component to another generally are priced at equivalent commercial selling prices.

(c)	Lighting segment included Appliances through its disposition in the second quarter of 2016.

Revenues from customers located in the United States were $46,754 million, $44,251 million and $49,336 million in 2018, 2017 and 2016, respectively. Revenues from customers located outside the United States were $74,861 million, $73,992 million and $70,133 million in 2018, 2017 and 2016, respectively.

PROFIT AND EARNINGS (In millions)	2018	2017	2016

Power	$(808)	$1,947	$4,187
Renewable Energy	287	583	631
Aviation	6,466	5,370	5,324
Oil & Gas	429	158	1,302
Healthcare	3,698	3,488	3,210
Transportation	633	641	966
Lighting(a)	70	27	165
Total industrial segment profit	10,774	12,213	15,785
Capital	(489)	(6,765)	(1,251)
Total segment profit	10,285	5,448	14,534
Corporate items and eliminations	(2,796)	(4,060)	(2,064)
GE goodwill impairments	(22,136)	(1,165)	—
GE interest and other financial charges	(2,708)	(2,753)	(2,026)
GE non-operating benefit costs	(2,764)	(2,385)	(2,349)
GE provision for income taxes	(957)	(3,691)	(298)
Earnings (loss) from continuing operations attributable to GE common shareowners	(21,076)	(8,605)	7,797
Earnings (loss) from discontinued operations, net of taxes	(1,726)	(309)	(954)
Less net earnings (loss) attributable to noncontrolling interests, discontinued operations	—	6	(1)
Earnings (loss) from discontinued operations, net of taxes and noncontrolling interests	(1,726)	(315)	(952)
Consolidated net earnings (loss) attributable to GE common shareowners	$(22,802)	$(8,920)	$6,845

(a)	Lighting segment included Appliances through its disposition in the second quarter of 2016.

GE 2018 FORM 10-K 157

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Assets(a)			Property, plant and equipment additions(b)			Depreciation and amortization(c)
	At December 31			For the years ended December 31			For the years ended December 31
(In millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016

Power	$33,809	$66,552	$68,165	$378	$1,072	$963	$1,474	$1,358	$1,549
Renewable Energy	10,974	10,467	7,812	285	624	166	309	255	183
Aviation	38,021	37,473	35,614	1,070	1,426	1,328	1,042	979	811
Oil & Gas	54,300	59,072	24,426	624	5,469	284	1,486	1,100	548
Healthcare	28,048	28,408	28,331	378	393	432	832	806	785
Transportation	4,270	3,757	3,746	104	128	108	156	136	170
Lighting(d)	699	619	1,570	17	34	160	1	86	173
Capital(e)	123,939	156,716	182,970	4,569	3,680	3,769	2,163	2,343	2,514
Corporate items and eliminations(f)	15,068	6,182	6,488	(65)	(100)	94	760	367	340
Total	$309,129	$369,245	$359,122	$7,360	$12,728	$7,305	$8,223	$7,429	$7,073

(a)
Total assets of Power, Renewable Energy, Aviation, Oil & Gas, Healthcare, Transportation and Capital operating segments at December 31, 2018, include investments in and advances to associated companies of $1,140 million, $46 million, $2,013 million, $133 million, $271 million, $59 million and $3,029 million, respectively. Lighting held an insignificant balance as of December 31, 2018. Investments in and advances to associated companies contributed approximately $(1) million, $3 million, $126 million, $(136) million, $16 million, $4 million, $(2) million and $185 million to segment pre-tax income for the year ended December 31, 2018 of Power, Renewable Energy, Aviation, Oil & Gas, Healthcare, Transportation, Lighting and Capital operating segments, respectively.

(b)	Additions to property, plant and equipment include amounts relating to principal businesses purchased.

(c)	Includes amortization expense related to intangible assets.

(d)	Lighting segment included Appliances through its disposition in the second quarter of 2016.

(e)	Includes Capital discontinued operations.

(f)	Includes deferred income taxes that are presented as assets for purposes of our consolidating balance sheet presentation.

	Interest and other financial charges			Benefit (provision) for income taxes
(In millions)	2018	2017	2016	2018	2017	2016

Capital	$2,982	$3,145	$3,790	$374	$6,302	$1,431
Corporate items and eliminations(a)	2,077	1,724	1,234	(957)	(3,691)	(298)
Total	$5,059	$4,869	$5,025	$(583)	$2,611	$1,133

(a)
Included amounts for Power, Renewable Energy, Aviation, Oil & Gas, Healthcare, Transportation and Lighting, for which our measure of segment profit excludes interest and other financial charges and income taxes.

Property, plant and equipment – net associated with operations based in the United States were $14,872 million, $17,643 million and $14,987 million at December 31, 2018, 2017 and 2016, respectively. Property, plant and equipment – net associated with operations based outside the United States were $35,877 million, $36,231 million and $35,531 million at December 31, 2018, 2017 and 2016, respectively.

NOTE 26. COST INFORMATION
RESEARCH AND DEVELOPMENT
We conduct research and development (R&D) activities to continually enhance our existing products and services, develop new product and services to meet our customers’ changing needs and requirements, and address new market opportunities.

Research and development expenses are classified in cost of goods and services sold in our consolidated Statement of Earnings (Loss). In addition, R&D funding from customers, principally the U.S. government, is recorded as an offset to such costs. We also enter into R&D arrangements with unrelated investors, which are generally formed through partnerships and consolidated within GE’s financial statements. R&D funded through consolidated partnerships is classified within net earnings/loss attributable to noncontrolling interests.

GE 2018 FORM 10-K 158

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	GE funded			Customer funded(c)			Partner funded			Total R&D
(In millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
Aviation	$950	$907	$1,092	$564	$586	$498	$—	$—	$—	$1,514	$1,492	$1,591
Healthcare	968	908	869	23	26	32	—	—	—	991	934	901
Power	579	885	949	5	18	4	2	17	45	586	920	998
Oil & Gas	624	450	287	22	9	—	55	42	28	700	501	315
Renewable Energy	311	299	213	11	3	7	—	—	—	323	302	220
Corporate(a)	547	1,124	1,092	48	65	83	—	—	—	595	1,189	1,175
All Other(b)	155	165	235	—	—	—	—	—	—	155	165	235
Total	$4,134	$4,738	$4,737	$671	$707	$625	$57	$59	$73	$4,862	$5,504	$5,436
(a)     Includes Global Research Center and Digital.
(b)     Includes Transportation and Lighting.
(c)     Principally U.S Government funded.

COLLABORATIVE ARRANGEMENTS
Our businesses enter into collaborative arrangements primarily with manufacturers and suppliers of components used to build and maintain certain engines, and joint venture partners, under which GE and these participants share in the risks and rewards of these product and service programs. In these circumstances, judgment is required to determine whether we control components and services prior to their transfer to the customer. GE’s payments to participants are primarily recorded as either cost of services sold ($1,813 million, $1,884 million and $1,725 million for the years ended December 31, 2018, 2017 and 2016, respectively) or as cost of goods sold ($3,097 million, $2,806 million and $2,958 million for the years ended December 31, 2018, 2017 and 2016, respectively). GE develops, produces and sells LEAP and CFM56 engines through CFM International, a company jointly owned by GE and Safran Aircraft Engines, a subsidiary of the Safran Group of France. GE makes substantial sales of parts and services to CFM International, the sales prices of which are based on arms-length terms with third-party customers.

RENTAL EXPENSE
Rental expense under operating leases is shown below.

(In millions)	2018	2017	2016

GE	$1,850	$1,699	$1,576
GE Capital	107	105	91
	1,958	1,804	1,668
Eliminations	(110)	(143)	(126)
Total	$1,848	$1,661	$1,542

At December 31, 2018, minimum rental commitments under noncancellable operating leases aggregated $6,063 million and $272 million for GE and GE Capital, respectively. Amounts payable over the next five years follow.

(In millions)	2019	2020	2021	2022	2023

GE	$1,162	$1,010	$844	$707	$579
GE Capital	29	27	27	59	56
	1,191	1,037	871	766	635
Eliminations	(103)	(99)	(95)	(85)	(70)
Total	$1,088	$938	$776	$681	$565

GE 2018 FORM 10-K 159

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27. GUARANTOR FINANCIAL INFORMATION
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

PRESENTATION
In connection with the registration of the senior notes, the Company is required to provide certain financial information regarding the Issuer and the Guarantors of the registered securities, specifically a Condensed Consolidating Statement of Earnings and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, Condensed Consolidating Statements of Financial Position as of December 31, 2018 and December 31, 2017 and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 for:

•	General Electric Company (the Parent Company Guarantor) – prepared with investments in subsidiaries accounted for under the equity method of accounting and excluding any inter-segment eliminations;

•	GE Capital International Funding Company Unlimited Company (the Subsidiary Issuer) – finance subsidiary that issued the guaranteed notes for debt;

•	GE Capital International Holdings Limited (GECIHL) (the Subsidiary Guarantor) – prepared with investments in non-guarantor subsidiaries accounted for under the equity method of accounting;

•	Non-Guarantor Subsidiaries – prepared on an aggregated basis excluding any elimination or consolidation adjustments and includes predominantly all non-cash adjustments for cash flows;

•
Consolidating Adjustments – adjusting entries necessary to consolidate the Parent Company Guarantor with the Subsidiary Issuer, the Subsidiary Guarantor and Non-Guarantor Subsidiaries and in the comparative periods, this category includes the impact of new accounting policies adopted as described in Note 1; and

•	Consolidated – prepared on a consolidated basis.

GE 2018 FORM 10-K 160

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2018

(in millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues
Sales of goods and services	$34,972	$—	$—	$164,691	$(86,119)	$113,543
GE Capital revenues from services	—	917	1,038	9,531	(3,414)	8,072
Total revenues and other income	34,972	917	1,038	174,222	(89,533)	121,615

Costs and expenses
Interest and other financial charges	6,939	911	2,560	5,238	(10,589)	5,059
Other costs and expenses	42,233	—	1	183,511	(86,795)	138,950
Total costs and expenses	49,171	911	2,561	188,748	(97,384)	144,008
Other income	7,640	—	—	29,269	(34,650)	2,259
Equity in earnings (loss) of affiliates	(15,162)	—	1,554	240,036	(226,428)	—
Earnings (loss) from continuing operations before income taxes	(21,721)	6	31	254,778	(253,228)	(20,134)
Benefit (provision) for income taxes	1,092	5	—	(2,381)	701	(583)
Earnings (loss) from continuing operations	(20,629)	11	31	252,397	(252,527)	(20,717)
Earnings (loss) from discontinued operations, net of taxes	(1,726)	—	(39)	—	39	(1,726)
Net earnings (loss)	(22,355)	11	(8)	252,396	(252,488)	(22,443)
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(204)	116	(89)
Net earnings (loss) attributable to the Company	(22,355)	11	(8)	252,601	(252,604)	(22,355)
Other comprehensive income	(10)	—	(82)	(2,917)	2,999	(10)
Comprehensive income (loss) attributable to the Company	$(22,364)	$11	$(90)	$249,683	$(249,604)	$(22,364)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2017

(in millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues
Sales of goods and services	$35,551	$—	$—	$161,158	$(85,742)	$110,968
GE Capital revenues from services	—	703	800	9,888	(4,115)	7,276
Total revenues and other income	35,551	703	800	171,046	(89,857)	118,243

Costs and expenses
Interest and other financial charges	4,396	652	2,006	4,928	(7,112)	4,869
Other costs and expenses	36,263	—	18	175,676	(85,306)	126,651
Total costs and expenses	40,659	653	2,023	180,604	(92,418)	131,520
Other income	3,769	—	—	76,453	(78,096)	2,126
Equity in earnings (loss) of affiliates	(3,985)	—	1,938	109,525	(107,477)	—
Earnings (loss) from continuing operations before income taxes	(5,324)	50	714	176,420	(183,012)	(11,151)
Benefit (provision) for income taxes	(2,842)	(5)	115	5,926	(583)	2,611
Earnings (loss) from continuing operations	(8,166)	45	829	182,346	(183,595)	(8,540)
Earnings (loss) from discontinued operations, net of taxes	(319)	—	41	4	(35)	(309)
Net earnings (loss)	(8,484)	45	870	182,350	(183,629)	(8,849)
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(137)	(228)	(365)
Net earnings (loss) attributable to the Company	(8,484)	45	870	182,487	(183,402)	(8,484)
Other comprehensive income	4,184	—	567	(7,474)	6,908	4,184
Comprehensive income (loss) attributable to the Company	$(4,300)	$45	$1,436	$175,013	$(176,494)	$(4,300)

GE 2018 FORM 10-K 161

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2016

(in millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues
Sales of goods and services	$40,315	$—	$—	$152,047	$(82,191)	$110,171
GE Capital revenues from services	—	897	1,419	12,994	(6,012)	9,297
Total revenues and other income	40,315	897	1,419	165,041	(88,203)	119,469

Costs and expenses
Interest and other financial charges	3,505	831	2,567	5,429	(7,308)	5,025
Other costs and expenses	42,047	—	143	168,259	(98,897)	111,553
Total costs and expenses	45,552	831	2,711	173,688	(106,205)	116,577
Other income	10,949	—	—	63,363	(70,172)	4,140
Equity in earnings (loss) of affiliates	115	—	1,542	116,897	(118,554)	—
Earnings (loss) from continuing operations before income taxes	5,826	66	250	171,613	(170,724)	7,031
Benefit (provision) for income taxes	2,565	(10)	(105)	(1,906)	589	1,133
Earnings (loss) from continuing operations	8,392	56	145	169,707	(170,135)	8,165
Earnings (loss) from discontinued operations, net of taxes	(891)	—	(1,927)	351	1,514	(954)
Net earnings (loss)	7,500	56	(1,782)	170,058	(168,621)	7,211
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(149)	(141)	(289)
Net earnings (loss) attributable to the Company	7,500	56	(1,782)	170,207	(168,480)	7,500
Other comprehensive income	(2,056)	(12)	1,126	(3,393)	2,279	(2,056)
Comprehensive income (loss) attributable to the Company	$5,444	$44	$(657)	$166,814	$(166,201)	$5,444

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
DECEMBER 31, 2018

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Assets
Cash, cash equivalents and restricted cash	$9,561	$—	$—	$25,975	$(516)	$35,020
Receivables - net	28,426	17,467	2,792	69,268	(84,161)	33,791
Investment in subsidiaries(a)	215,434	—	45,832	733,535	(994,801)	—
All other assets	29,612	12	—	359,066	(148,372)	240,318
Total assets	$283,033	$17,479	$48,623	$1,187,844	$(1,227,850)	$309,129

Liabilities and equity
Short-term borrowings	$150,426	$—	$9,854	$9,649	$(157,080)	$12,849
Long-term and non-recourse borrowings	59,800	16,115	24,341	41,066	(44,213)	97,109
All other liabilities	41,826	336	245	152,889	(47,987)	147,308
Total Liabilities	252,052	16,452	34,439	203,604	(249,281)	257,266

Total liabilities, redeemable noncontrolling interests and equity	$283,033	$17,479	$48,623	$1,187,844	$(1,227,850)	$309,129

(a)	Included within the subsidiaries of the Subsidiary Guarantor are cash and cash equivalent balances of $6,892 million and net assets of discontinued operations of $3,482 million.

GE 2018 FORM 10-K 162

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
DECEMBER 31, 2017

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Assets
Cash, cash equivalents and restricted cash	$3,472	$—	$3	$41,236	$(743)	$43,967
Receivables - net	50,923	17,316	32,381	87,776	(147,551)	40,846
Investment in subsidiaries(a)	277,929	—	77,488	715,936	(1,071,353)	—
All other assets	49,147	16	32	437,537	(202,301)	284,431
Total assets	$381,472	$17,332	$109,904	$1,282,485	$(1,421,948)	$369,245

Liabilities and equity
Short-term borrowings	$191,807	$—	$46,033	$22,603	$(236,407)	$24,036
Long-term and non-recourse borrowings	71,023	16,632	34,730	55,367	(67,197)	110,556
All other liabilities	62,612	484	131	172,020	(77,483)	157,764
Total Liabilities	325,442	17,116	80,894	249,991	(381,088)	292,355

Total liabilities, redeemable noncontrolling interests and equity	$381,472	$17,332	$109,904	$1,282,485	$(1,421,948)	$369,245

(a)	Included within the subsidiaries of the Subsidiary Guarantor are cash and cash equivalent balances of $15,225 million and net assets of discontinued operations of $4,318 million.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2018

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash from (used for) operating activities(a)	$42,999	$(387)	$34,361	$294,372	$(367,099)	$4,246

Cash from (used for) investing activities	1,430	457	27,415	(259,216)	248,152	18,239

Cash from (used for) financing activities	(38,340)	(70)	(61,779)	(50,018)	119,175	(31,033)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(628)	—	(628)
Increase (decrease) in cash, cash equivalents and restricted cash	6,089	—	(3)	(15,490)	228	(9,176)
Cash, cash equivalents and restricted cash at beginning of year	3,472	—	3	41,993	(743)	44,724
Cash, cash equivalents and restricted cash at end of year	9,561	—	—	26,503	(516)	35,548
Less cash, cash equivalents and restricted cash of discontinued operations at end of year	—	—	—	528	—	528
Cash, cash equivalents and restricted cash of continuing operations at end of year	$9,561	$—	$—	$25,975	$(516)	$35,020

(a)	Parent Company Guarantor cash flows included cash from (used for) operating activities of discontinued operations of $(1,726) million.

GE 2018 FORM 10-K 163

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2017

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash from (used for) operating activities(a)	$(29,470)	$52	$4,305	$248,524	$(217,379)	$6,032

Cash from (used for) investing activities	(4,251)	(52)	(1,871)	(326,789)	339,527	6,564

Cash from (used for) financing activities	34,465	—	(2,473)	70,163	(121,302)	(19,146)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	891	—	891
Increase (decrease) in cash, cash equivalents and restricted cash	743	—	(39)	(7,211)	846	(5,660)
Cash, cash equivalents and restricted cash at beginning of year	2,729	—	41	49,204	(1,590)	50,384
Cash, cash equivalents and restricted cash at end of year	3,472	—	3	41,993	(743)	44,724
Less cash, cash equivalents and restricted cash of discontinued operations at end of year	—	—	—	757	—	757
Cash, cash equivalents and restricted cash of continuing operations at end of year	$3,472	$—	$3	$41,236	$(743)	$43,967

(a)	Parent Company Guarantor cash flows included cash from (used for) operating activities of discontinued operations of $(319) million.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2016

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash from (used for) operating activities(a)	$(5,344)	$(10)	$(387)	$229,968	$(223,067)	$1,160

Cash from (used for) investing activities	13,708	16,384	35,443	(11,842)	(4,557)	49,135

Cash from (used for) financing activities	(9,879)	(16,374)	(35,388)	(275,647)	246,825	(90,464)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(1,146)	—	(1,146)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,516)	—	(332)	(58,667)	19,201	(41,315)
Cash, cash equivalents and restricted cash at beginning of year	4,244	—	374	107,871	(20,791)	91,698
Cash, cash equivalents and restricted cash at end of year	2,729	—	41	49,204	(1,590)	50,384
Less cash, cash equivalents and restricted cash of discontinued operations at end of year	—	—	—	1,601	—	1,601
Cash, cash equivalents and restricted cash of continuing operations at end of year	$2,729	$—	$41	$47,603	$(1,590)	$48,783

(a)	Parent Company Guarantor cash flows included cash from (used for) operating activities of discontinued operations of $(891) million.

GE 2018 FORM 10-K 164

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 28. QUARTERLY INFORMATION (UNAUDITED)

	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions; per-share amounts in dollars)	2018	2017	2018	2017	2018	2017	2018	2017

Consolidated operations
Earnings (loss) from continuing operations	$440	$52	$789	$1,164	$(22,899)	$1,297	$952	$(11,053)
Earnings (loss) from discontinued operations	(1,553)	(239)	(121)	(146)	39	(106)	(92)	182
Net earnings (loss)	(1,113)	(187)	669	1,019	(22,859)	1,191	860	(10,872)
Less net earnings (loss) attributable to noncontrolling interests	34	(104)	(132)	(38)	(90)	(169)	99	(53)
Net earnings (loss) attributable to the Company	$(1,147)	$(83)	$800	$1,057	$(22,769)	$1,360	$761	$(10,818)
Per-share amounts – earnings (loss) from continuing operations
Diluted earnings (loss) per share	$0.04	$0.01	$0.08	$0.12	$(2.63)	$0.16	$0.08	$(1.29)
Basic earnings (loss) per share	0.04	0.01	0.08	0.12	(2.63)	0.16	0.08	(1.29)
Per-share amounts – earnings (loss) from discontinued operations
Diluted earnings (loss) per share	(0.18)	(0.03)	(0.01)	(0.02)	—	(0.01)	(0.01)	0.02
Basic earnings (loss) per share	(0.18)	(0.03)	(0.01)	(0.02)	—	(0.01)	(0.01)	0.02
Per-share amounts – net earnings (loss)
Diluted earnings (loss) per share	(0.14)	(0.01)	0.07	0.10	(2.62)	0.15	0.07	(1.27)
Basic earnings (loss) per share	(0.14)	(0.01)	0.07	0.10	(2.62)	0.15	0.07	(1.27)
Dividends declared	0.12	0.24	0.12	0.24	0.12	0.24	0.01	0.12

Selected data
GE
Sales of goods and services	$26,894	$24,780	$28,079	$27,129	$27,456	$28,774	$31,213	$30,571
Gross profit from sales	5,867	4,936	6,202	5,971	5,107	5,676	5,738	5,671
GE Capital
Total revenues	2,173	2,681	2,429	2,446	2,473	2,397	2,476	1,545
Earnings (loss) from continuing operations attributable to the Company	(179)	(13)	(22)	10	58	60	101	(6,385)

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

GE 2018 FORM 10-K 165

OTHER INFORMATION

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Registrant (As of February 1, 2019)

			Date assumed
			Executive
Name	Position	Age	Officer Position

H. Lawrence Culp, Jr.	Chairman of the Board & Chief Executive Officer	55	October 2018
Jamie S. Miller	Senior Vice President & Chief Financial Officer	50	November 2017
Michael J. Holston	Senior Vice President, General Counsel & Secretary	56	April 2018
David L. Joyce	Vice Chairman of General Electric Company;	62	September 2016
	President & CEO, GE Aviation
Raghu Krishnamoorthy	Senior Vice President, Chief Human Resources Officer	58	December 2017
Kieran P. Murphy	Senior Vice President of General Electric Company;	55	September 2018
	President & CEO, GE Healthcare
Jérôme Pécresse	Senior Vice President of General Electric Company;	51	September 2018
	President & CEO, GE Renewable Energy
Russell Stokes	Senior Vice President of General Electric Company;	47	September 2018
	President & CEO, GE Power Portfolio
Scott Strazik	Senior Vice President of General Electric Company;	40	January 2019
	CEO, GE Gas Power
Thomas S. Timko	Vice President, Controller & Chief Accounting Officer	50	September 2018

All Executive Officers are elected by the Board of Directors for an initial term that continues until the Board meeting immediately preceding the next annual statutory meeting of shareowners, and thereafter are elected for one-year terms or until their successors have been elected. All Executive Officers have been executives of General Electric Company for the last five years except for Messrs. Culp, Holston, Pécresse and Timko.

Prior to joining GE in April 2018 as an independent director and being elected to the position of Chairman and CEO in October 2018, Mr. Culp served as CEO at Danaher Corp. (2001-2014); as a senior advisor at Danaher Corp. (2014-2016); as a senior lecturer at Harvard Business School (2015 - 2018); and as a senior adviser at Bain Capital Private Equity, LP (2017 - 2018).

Prior to joining GE in April 2018, Mr. Holston had been general counsel at Merck since 2015, after joining the drugmaker as chief ethics and compliance officer in 2012.

Prior to joining GE in November 2015 with the acquisition of Alstom, Mr. Pécresse was an Executive Vice President of Alstom since June 2011.

Prior to joining GE in September 2018, Mr. Timko was chief accounting officer at General Motors since 2013.

The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Other Governance Policies & Practices” and “Board Operations” in our definitive proxy statement for our 2019 Annual Meeting of Shareowners to be held May 8, 2019, which will be filed within 120 days of the end of our fiscal year ended December 31, 2018 (the 2019 Proxy Statement).

GE 2018 FORM 10-K 166

OTHER INFORMATION

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements

Included in the “Financial Statements and Supplementary Data” section of this report:

Management’s Annual Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Statement of Earnings (Loss) for the years ended December 31, 2018, 2017 and 2016
Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016
Statement of Financial Position at December 31, 2018 and 2017
Statement of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to consolidated financial statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Operating Segments

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

GE 2018 FORM 10-K 167

OTHER INFORMATION

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

(10)	Except for 10(t), (x) and (cc) below, all of the following exhibits consist of Executive Compensation Plans or Arrangements:

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

	(g)	General Electric 2003 Non-Employee Director Compensation Plan, Amended and Restated as of December 7, 2018.*

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

	(l)	GE 2007 Long-Term Incentive Plan (as amended and restated April 26, 2017, and as further amended and restated February 15, 2019).*

GE 2018 FORM 10-K 168

OTHER INFORMATION

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

(q)
Form of Agreement for Performance Stock Unit Grants to Executive Officers in 2016 under the General Electric Company 2007 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10 (a) to GE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission file number 001-00035)).

	(r)	Form of Agreement for Performance Stock Unit Grants to Executive Officers in 2018 under the General Electric Company 2007 Long-Term Incentive Plan.*

(s)
General Electric International Employee Stock Purchase Plan, as amended and restated on April 25, 2018 (Incorporated by reference to Exhibit 99.1 to GE’s Registration Statement on Form S-8, dated May 1, 2018, File No. 333-224587 (Commission file number 001-00035)).

(t)
Amended and Restated Agreement, dated April 10, 2015, between General Electric Company and General Electric Capital Corporation (Incorporated by reference to Exhibit 10 to GE’s Current Report on Form 8-K, dated April 10, 2015 (Commission file number 001-00035)).

(u)
Separation Agreement & Release between General Electric Company and Jeffrey Bornstein effective October 12, 2017. (Incorporated by reference to Exhibit 10(v) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (Commission file number 001-00035)).

(v)
Separation Agreement & Release between General Electric Company and Elizabeth Comstock effective October 10, 2017. (Incorporated by reference to Exhibit 10(w) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (Commission file number 001-00035)).

(w)
Employment Agreement between Michael Holston and General Electric Company, effective April 9, 2018 (Incorporated by reference to Exhibit 10(a) to GE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission file number 001-00035)).

(x)
Credit Agreement dated as of June 22, 2018 among General Electric Company, as the borrower, JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-administrative agents, and the lenders party thereto (Incorporated by reference to Exhibit 10(b) to GE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission file number 001-00035)).

(y)
General Electric Company Annual Executive Incentive Plan, effective January 1, 2018 (Incorporated by reference to Exhibit 10(a) to GE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (Commission file number 001-00035)).

	(z)	Employment Agreement between Henry Lawrence Culp, Jr. and General Electric Company, effective October 1, 2018.*

	(aa)	GE Performance Stock Unit Grant Agreement for H. Lawrence Culp, Jr.*

	(bb)	Separation Agreement & Release between John Flannery and General Electric Company.*

	(cc)	Form of Director Indemnification Agreement.*

(11)	Statement re Computation of Per Share Earnings.**

(21)	Subsidiaries of Registrant.*

(23)	Consent of Independent Registered Public Accounting Firm.*

(24)	Power of Attorney.*

31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

GE 2018 FORM 10-K 169

OTHER INFORMATION

31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

(32)	Certification Pursuant to 18 U.S.C. Section 1350.*

(95)	Mine Safety Disclosure.*

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

(101)
The following materials from General Electric Company's Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the years ended December 31, 2018, 2017 and 2016, (ii) Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016, (iii) Statement of Financial Position at December 31, 2018 and 2017, (iv) Statement of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements.*

*	Filed electronically herewith.
**
Information required to be presented in Exhibit 11 is provided in Note 17 to the consolidated financial statements in this Form 10-K Report in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

GE 2018 FORM 10-K 170

OTHER INFORMATION

FORM 10-K CROSS REFERENCE INDEX

Item Number		Page(s)
Part I
Item 1.	Business	4-5, 12-35, 43-44

Item 1A.	Risk Factors	79-86
Item 1B.	Unresolved Staff Comments	Not applicable

Item 2.	Properties	4

Item 3.	Legal Proceedings	86-88

Item 4.	Mine Safety Disclosures	68
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7, 78

Item 6.	Selected Financial Data	78

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5-77

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	47-49, 146-149

Item 8.	Financial Statements and Supplementary Data	93-165

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Not applicable

Item 9A.	Controls and Procedures	90

Item 9B.	Other Information	Not applicable
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	166

Item 11.	Executive Compensation	(a)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	(b), 141

Item 13.	Certain Relationships and Related Transactions, and Director Independence	(c)

Item 14.	Principal Accountant Fees and Services	(d)
Part IV
Item 15.	Exhibits and Financial Statement Schedules	167-170
Item 16.	Form 10-K Summary	Not applicable

Signatures		172

(a)	Incorporated by reference to “Compensation” in the 2019 Proxy Statement.

(b)	Incorporated by reference to “Stock Ownership Information” in the 2019 Proxy Statement.

(c)	Incorporated by reference to “Related Person Transactions” and “How We Assess Director Independence” in the 2019 Proxy Statement.

(d)	Incorporated by reference to “Independent Auditor Information” in the 2019 Proxy Statement.

GE 2018 FORM 10-K 171

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2018, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the City of Boston and Commonwealth of Massachusetts on the 26th day of February 2019.

General Electric Company
(Registrant)

By	/s/ Jamie S. Miller
Jamie S. Miller Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signer	Title	Date

	/s/ Jamie S. Miller	Principal Financial Officer	February 26, 2019
Jamie S. Miller Senior Vice President and Chief Financial Officer

	/s/ Thomas S. Timko	Principal Accounting Officer	February 26, 2019
Thomas S. Timko Vice President, Chief Accounting Officer and Controller

	/s/ H. Lawrence Culp, Jr.	Principal Executive Officer	February 26, 2019
H. Lawrence Culp, Jr.* Chairman of the Board of Directors

	Sébastien M. Bazin*	Director
	W. Geoffrey Beattie*	Director
	Francisco D’Souza*	Director
	Edward P. Garden*	Director
	Thomas W. Horton*	Director
	Risa Lavizzo-Mourey*	Director
	James J. Mulva*	Director
	Paula Rosput Reynolds*	Director
	Leslie F. Seidman*	Director
	James S. Tisch*	Director

A majority of the Board of Directors

*By	/s/ Christoph A. Pereira
Christoph A. Pereira Attorney-in-fact
February 26, 2019

GE 2018 FORM 10-K 172