Form 10-Q
period 2019-03-31
GENERAL ELECTRIC CO
filed 2019-04-30
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 8,720,808,000 shares of common stock with a par value of $0.06 per share outstanding at March 31, 2019.

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

Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about our expected financial performance; potential business or asset dispositions, including the planned sale of our BioPharma business within our Healthcare segment and plans to exit our equity ownership positions in Baker Hughes, a GE company (BHGE) and Wabtec, and the expected benefits to GE; our strategy and plans for the remaining portion of our Healthcare business, and the characteristics of that business in the future; capital allocation plans; GE’s and GE Capital’s capital structure, liquidity and access to funding; our de-leveraging plans, including leverage ratios and targets, the timing and nature of specific actions to reduce indebtedness, credit ratings and credit outlooks; divestiture proceeds expectations; future charges and capital contributions that may be required in connection with GE Capital’s run-off insurance operations or other GE Capital portfolio actions; revenues; organic growth; cash flows and cash conversion, including the impact of working capital, contract assets, pension funding contributions and other factors, as well as the timing of cash flows; earnings per share; future business growth and productivity gains; profit margins; the benefits of restructuring and other transformational internal actions; our businesses’ cost structures and plans to reduce costs; restructuring, goodwill impairment or other financial charges; tax rates; or returns on capital and investment.

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

•
customer actions or market developments such as secular and cyclical pressures in our Power business, pricing and other pressures in the renewable energy market, other shifts in the competitive landscape for our products and services, changes in economic conditions, including oil prices, early aircraft retirements, aircraft fleet groundings and other factors that may affect the level of demand and financial performance of the major industries and customers we serve;

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

•	our decisions about investments in new products, services and platforms, and our ability to launch new products in a cost-effective manner;

•	our ability to increase margins through implementation of operational changes, restructuring and other cost reduction measures;

•	the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of WMC, Alstom, SEC and other investigative and legal proceedings;

•	our success in integrating acquired businesses and operating joint ventures, and our ability to realize revenue and cost synergies from announced transactions, acquired businesses and joint ventures;

•	the impact of potential product failures and related reputational effects;

•	the impact of potential information technology, cybersecurity or data security breaches;

•	the other factors that are described in "Forward-Looking Statements" in BHGE’s most recent earnings release or SEC filings; and

•	the other factors that are described in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 and in this quarterly report on Form 10-Q.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.

2019 1Q FORM 10-Q 3

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

•
Industrial segment – the sum of our five industrial reporting segments, without giving effect to the elimination of transactions among such segments and between these segments and our financial services segment. This provides investors with a view as to the results of our industrial segments, without inter-segment eliminations and corporate items. An example of an industrial segment metric is industrial segment revenue growth.

Refer to the Glossary for a list of key terms used in our MD&A and financial statements.

OUR INDUSTRIAL OPERATING SEGMENTS
Power	Oil & Gas
Renewable Energy	Healthcare
Aviation

OUR FINANCIAL SERVICES OPERATING SEGMENT
Capital

Operational and financial overviews for our operating segments are provided in the “Segment Operations” section within this MD&A.

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with GAAP. Certain of these data are considered “non-GAAP financial measures” under SEC rules. See the Non-GAAP Financial Measures section for the reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures.

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

4 2019 1Q FORM 10-Q

MD&A	KEY PERFORMANCE INDICATORS

KEY PERFORMANCE INDICATORS

2019 REVENUES PERFORMANCE	Three months ended March 31
Industrial Segment	(2)%
Industrial Segment Organic (Non-GAAP)	5%

GE INDUSTRIAL ORDERS AND BACKLOG	Three months ended March 31
(In billions)	2019	2018

Equipment	$12.3	$12.2
Services	14.0	13.7
Total orders	$26.2	$25.9

Equipment	$84.4	$80.4
Services	289.8	273.1
Total backlog	$374.2	$353.5

GE INDUSTRIAL PROFIT MARGIN

GE Industrial profit margin (GAAP)	4.8%	2.3%
Adjusted GE Industrial profit margin (Non-GAAP)	8.8%	10.0%

EARNINGS (In billions; per-share amounts in dollars and diluted; attributable to GE common shareowners)

Continuing earnings (loss) (GAAP)	$1.0	$0.3
Net earnings (loss) (GAAP)	3.5	(1.2)
Adjusted earnings (loss) (Non-GAAP)	1.2	1.3

Continuing earnings (loss) per share (GAAP)	$0.11	$0.03
Net earnings (loss) per share (GAAP)	0.40	(0.14)
Adjusted earnings (loss) per share (Non-GAAP)	0.14	0.15

GE CFOA AND GE INDUSTRIAL FREE CASH FLOWS (In billions)

GE CFOA (GAAP)	$(0.9)	$(1.1)
GE Industrial free cash flows (Non-GAAP)	(1.8)	(1.8)
Adjusted GE Industrial free cash flows (Non-GAAP)	(1.2)	(1.8)

2019 1Q FORM 10-Q 5

MD&A	CONSOLIDATED RESULTS

CONSOLIDATED RESULTS
SIGNIFICANT DEVELOPMENTS
On November 13, 2017, the Company announced its intention to exit approximately $20 billion of GE Industrial assets over one to two years. Since this announcement, GE has classified various businesses across our Power, Aviation and Healthcare segments and Corporate as held for sale. In the first quarter of 2019, we closed two transactions within our Power segment and Corporate for total net proceeds of $0.6 billion and recognized a pre-tax gain of $0.2 billion in the caption "Other income" in our consolidated Statement of Earnings (Loss). These transactions are subject to customary working capital and other post-close adjustments. See Note 2 to the consolidated financial statements for further information.

In November 2018, and pursuant to our announced plan of an orderly separation from BHGE over time, BHGE completed an underwritten public offering in which we sold 101.2 million shares of BHGE Class A common stock. BHGE also repurchased 65 million BHGE LLC units from us. The total consideration received by us from these transactions was $3.7 billion. As a result, our economic interest in BHGE reduced from 62.5% to 50.4% and we recognized a pre-tax loss in equity of $2.2 billion. Any reduction in our ownership interest below 50% will result in us losing control of BHGE. At that point, we would deconsolidate our Oil & Gas segment, recognize any remaining interest at fair value and recognize any difference between carrying value and fair value of our interest in earnings. Depending on the form and timing of our separation, and if BHGE’s stock price remains below our current carrying value, we may recognize a significant loss in earnings. Based on BHGE's share price at April 26, 2019 of $25.58 per share, the incremental loss upon deconsolidation from a sale of our interest would be approximately $7.3 billion. See Note 15 to the consolidated financial statements for further information.

On February 25, 2019, we completed the spin-off and subsequent merger of our Transportation segment with Wabtec Corporation, a U.S. rail equipment manufacturer. In the transaction, participating GE shareholders received shares of Wabtec common stock representing an approximate 24.3% ownership interest in Wabtec common stock. GE received approximately $2.9 billion in cash as well as shares of Wabtec common stock and Wabtec non-voting convertible preferred stock that, together, represent an approximately 24.9% ownership interest in Wabtec. GE is also entitled to additional cash consideration up to $0.5 billion for tax benefits that Wabtec realizes from the transaction. As a result, we reclassified our Transportation segment to discontinued operations in the first quarter of 2019 and recorded a gain of $3.5 billion ($2.5 billion after-tax) in discontinued operations. See Note 2 to the consolidated financial statements for further information.

Also on February 25, 2019, we announced an agreement to sell our BioPharma business within our Healthcare segment to Danaher Corporation for total consideration of approximately $21.4 billion subject to certain adjustments. At March 31, 2019, we classified BioPharma as a business held for sale. The transaction is expected to close in the fourth quarter of 2019, subject to regulatory approvals and customary closing conditions, and provides us flexibility and optionality with respect to our remaining Healthcare business.

Effective the first quarter of 2019, Corporate items and eliminations includes the results of our Lighting segment for all periods presented.

On February 19, 2019, the Board of Directors elected Ms. Catherine Lesjak, the former Chief Financial Officer of HP, Inc., to the Board, effective March 1, 2019.

FIRST QUARTER 2019 RESULTS
Consolidated revenues were $27.3 billion, down $0.5 billion, or 2%, for the quarter. The decrease in revenues was largely a result of the the absence of Industrial Solutions, Value-Based Care and Distributed Power following their sales in June 2018, July 2018 and November 2018, respectively. Industrial segment organic revenues* increased $1.3 billion, or 5%, driven by our Aviation, Oil & Gas, Healthcare and Renewable Energy segments, partially offset by our Power segment.

Continuing earnings per share was $0.11. Excluding non-operating benefit costs, gains on business dispositions, restructuring and other charges and the impact of U.S. tax reform, Adjusted earnings per share* was $0.14.

For the three months ended March 31, 2019, GE Industrial profit was $1.2 billion and GE Industrial profit margins were 4.8%, up $0.6 billion or 250 basis points, driven by increased net gains from disposed or held for sale businesses of $0.4 billion and decreased restructuring and other costs of $0.1 billion, partially offset by increased adjusted Corporate operating costs* of $0.1 billion. Industrial segment profit decreased 1%, primarily due to lower results within our Renewable Energy and Power segments, partially offset by the performance of our Aviation, Healthcare and Oil & Gas segments. Industrial segment organic profit* decreased $0.2 billion, or 7%.

*Non-GAAP Financial Measure

6 2019 1Q FORM 10-Q

MD&A	CONSOLIDATED RESULTS

GE CFOA from continuing operations was $(0.9) billion and $(1.1) billion for the three months ended March 31, 2019 and 2018, respectively. The increase in GE CFOA is primarily due to lower net disbursements for equipment project costs and no GE Pension Plan contributions in 2019 compared to $0.3 billion in 2018, partially offset by higher cash used for working capital and contract and other deferred assets compared to 2018. Adjusted GE Industrial free cash flows (FCF)* were $(1.2) billion and $(1.8) billion for the three months ended March 31, 2019 and 2018, respectively. The decrease in cash used was primarily due to lower net disbursements for equipment project costs and lower additions to property, plant and equipment and internal-use software, partially offset by higher cash used for working capital and contract and other deferred assets compared to 2018. See the Capital Resources and Liquidity - Statement of Cash Flows section within this MD&A for further information.

REVENUES	Three months ended March 31
(In billions)	2019	2018

Consolidated revenues	$27.3	$27.8

Industrial segment revenues	25.5	26.1
Corporate items and Industrial eliminations	(0.1)	—
GE Industrial revenues	$25.4	$26.0

Financial services revenues	$2.2	$2.2

REVENUES COMMENTARY: 2019 – 2018
Consolidated revenues decreased $0.5 billion, or 2%, primarily driven by decreased industrial segment revenues of $0.6 billion, partially offset by increased Financial Services revenues of $0.1 billion. The overall foreign currency impact on consolidated revenues was a decrease of $0.7 billion.

Industrial segment revenues decreased $0.6 billion, or 2%, as decreases at Power, Renewable Energy and Healthcare were partially offset by increases at Aviation and Oil & Gas. This decrease was driven by the net effects of dispositions of $1.2 billion, primarily attributable to the absence of Industrial Solutions, Value-Based Care and Distributed Power following their sales in June 2018, July 2018 and November 2018, respectively, and the effects of a stronger U.S. dollar of $0.7 billion. Excluding the effects of acquisitions, dispositions and foreign currency translation, industrial segment organic revenues* increased $1.3 billion, or 5%.

Financial Services revenues increased $0.1 billion, or 2%, primarily due to higher gains and lower impairments, partially offset by volume declines.

EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE	Three months ended March 31
(In billions; per-share in dollars and diluted)	2019	2018

Continuing earnings	$1.0	$0.3

Continuing earnings per share	$0.11	$0.03

EARNINGS COMMENTARY: 2019 – 2018
Consolidated continuing earnings increased $0.7 billion due to increased GE Industrial continuing earnings of $0.4 billion, decreased Financial Services losses of $0.4 billion, decreased non-operating benefit costs of $0.1 billion and decreased interest and other financial charges of $0.1 billion, partially offset by increased provision for GE Industrial income taxes of $0.3 billion.

GE Industrial continuing earnings increased $0.4 billion, or 23%. Corporate items and eliminations increased $0.5 billion primarily attributable to increased net gains from disposed or held for sale businesses of $0.4 billion and decreased restructuring and other costs of $0.1 billion, partially offset by increased adjusted Corporate operating costs* of $0.1 billion. Industrial segment profit decreased 1%, with decreases at Renewable Energy and Power, partially offset by higher profit at Aviation, Healthcare and Oil & Gas. This decrease in industrial segment profit was driven in part by the net effects of dispositions of $0.1 billion, primarily associated with the absence of Industrial Solutions, Value-Based Care and Distributed Power following their sales in June 2018, July 2018 and November 2018, respectively, offset by lower restructuring and business development costs related to Baker Hughes of $0.3 billion. Excluding the effects of acquisitions, dispositions and foreign currency translation, industrial segment organic profit* decreased $0.2 billion, or 7%.

Financial Services continuing losses decreased $0.4 billion, primarily due to lower excess interest costs, tax law change, higher gains and lower impairments.

*Non-GAAP Financial Measure

2019 1Q FORM 10-Q 7

MD&A	CONSOLIDATED RESULTS

AVIATION AND GECAS 737 MAX
Aviation develops, produces, and sells LEAP aircraft engines through CFM International, a company jointly owned by GE and Safran Aircraft Engines, a subsidiary of the Safran Group of France. The LEAP-1B engine is the exclusive engine for the Boeing 737 MAX. In March 2019, global regulatory authorities ordered a temporary fleet grounding of the Boeing 737 MAX. Boeing has announced a temporary reduction in the 737 MAX production rate, and while CFM intends to continue its current production rate for the LEAP-1B, the announcement may impact the timing of those related cash flows.

GECAS owns 29 of these aircraft, all of which are leased to various lessees that remain obligated to make contractual rental payments. In addition, GECAS has made pre-delivery payments to Boeing related to 150 of these aircraft on order and has made financing commitments to acquire a further 19 aircraft under purchase and leaseback contracts with airlines.

As of March 31, 2019, we have approximately $1.5 billion of net assets related to the 737 MAX program that primarily comprises pre-delivery down payments and owned aircraft subject to lease offset by progress collections. No impairment charges were incurred related to the 737 MAX aircraft and related balances in the first quarter of 2019 as we continue to believe these assets are fully recoverable. We continue to monitor these developments with our airline customers, lessees and Boeing.

SEGMENT OPERATIONS
Segment revenues include sales of products and services related to the segment. Industrial segment profit is determined based on internal performance measures used by our Chief Operating Decision Maker, who is our Chief Executive Officer (CEO), to assess the performance of each business in a given period. In connection with that assessment, the CEO may exclude matters, such as charges for restructuring, rationalization and other similar expenses, acquisition costs and other related charges, technology and product development costs, certain gains and losses from acquisitions or dispositions, and litigation settlements or other charges, for which responsibility preceded the current management team. Subsequent to the Baker Hughes transaction, restructuring and other charges are included in the determination of segment profit for our Oil & Gas segment. See the Corporate Items and Eliminations section within this MD&A for additional information about costs excluded from segment profit.

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

Orders are contractual commitments with customers to provide specified goods or services for an agreed upon price. Backlog is unfilled customer orders for products and product services (expected life of contract sales for product services). Remaining performance obligations (RPO), a defined term under GAAP, is backlog excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty, even if the likelihood of cancellation is remote based on historical experience. We plan to continue reporting backlog as we believe that it is a useful metric for investors, given its relevance to total orders.

	March 31, 2019
(In billions)	Equipment	Services	Total

Backlog	$84.4	$289.8	$374.2
Adjustments	(38.3)	(94.6)	(132.9)
Remaining Performance Obligation	$46.1	$195.2	$241.4
Adjustments to reported backlog of $(132.9) billion as of March 31, 2019 are largely driven by adjustments of $(118.6) billion in our Aviation segment: (1) backlog includes engine contracts for which we have received purchase orders that are cancelable. We have included these in backlog as our historical experience has shown no net cancellations, as any canceled engines are typically moved by the airframer to other program customers; (2) our services backlog includes contracts that are cancelable without substantive penalty, primarily time and materials contracts; (3) backlog includes engines contracted under long-term service agreements, even if the engines have not yet been put into service. These adjustments to reported backlog are expected to be satisfied beyond one year. See Note 9 to the consolidated financial statements for further information.

8 2019 1Q FORM 10-Q

MD&A	SEGMENT OPERATIONS

SUMMARY OF OPERATING SEGMENTS	Three months ended March 31
(Dollars in millions)	2019	2018	V%

Revenues
Power	$5,659	$7,222	(22)%
Renewable Energy	1,604	1,646	(3)%
Aviation	7,954	7,112	12%
Oil & Gas	5,616	5,385	4%
Healthcare	4,683	4,702	—%
Total industrial segment revenues	25,517	26,067	(2)%
Capital	2,227	2,173	2%
Total segment revenues	27,743	28,240	(2)%
Corporate items and eliminations(a)	(458)	(452)	(1)%
Consolidated revenues	$27,286	$27,788	(2)%

Segment profit (loss)
Power	$80	$273	(71)%
Renewable Energy	(162)	77	U
Aviation	1,660	1,603	4%
Oil & Gas(b)	163	(144)	F
Healthcare	781	735	6%
Total industrial segment profit	2,523	2,544	(1)%
Capital	135	(215)	F
Total segment profit (loss)	2,658	2,328	14%
Corporate items and eliminations(a)	(204)	(659)	69%
GE interest and other financial charges	(588)	(639)	8%
GE non-operating benefit costs	(562)	(681)	17%
GE benefit (provision) for income taxes	(350)	(89)	U
Earnings (loss) from continuing operations attributable to GE common shareowners	954	261	F
Earnings (loss) from discontinued operations, net of taxes	2,592	(1,441)	F
Less net earnings attributable to noncontrolling interests, discontinued operations	(2)	4	U
Earnings (loss) from discontinued operations, net of tax and noncontrolling interest	2,595	(1,444)	F
Consolidated net earnings (loss) attributable to the GE common shareowners	$3,549	$(1,184)	F

(a)	Effective the first quarter of 2019, Corporate items and eliminations includes the results of our Lighting segment for all periods presented.

(b)	Oil & Gas segment profit excluding restructuring and other charges* was $222 million and $181 million for the three months ended March 31, 2019 and 2018, respectively.

*Non-GAAP Financial Measure

2019 1Q FORM 10-Q 9

MD&A	SEGMENT OPERATIONS | POWER

POWER
Effective the first quarter of 2019, we reorganized the businesses within our Power segment into Gas Power and Power Portfolio, and effectively eliminated the Power headquarters structure to allow us to reduce costs and improve operations. Gas Power is a unified gas life cycle business combining our Gas Power Systems and Power Services businesses, while Power Portfolio comprises our Steam Power Systems (including services previously reported in Power Services), Power Conversion, Grid Solutions and GE Hitachi Nuclear businesses. Power Portfolio's 2018 results also include our former Industrial Solutions and Distributed Power businesses which were sold in June 2018 and November 2018, respectively. We also announced our intention to reorganize Grid Solutions into our Renewable Energy segment. We anticipate this reorganization will be completed later in 2019 and will be reflected in all prior periods presented.

As previously disclosed, the Power market as well as its operating environment continues to be challenging. Our outlook for Power is driven by the significant overcapacity in the industry, our market penetration and uncertainty in timing of deal closures due to financing and the complexities of working in emerging markets. In addition, our near-term earnings outlook could be impacted by project execution and our own underlying operational challenges. Finally, market factors such as increasing energy efficiency and renewable energy penetration continue to impact our view of long-term demand. We believe the overall market for new gas units will be between 25 to 30 gigawatts per year.

	Three months ended March 31
(Dollars in billions)	2019	2018

Equipment	$2.4	$3.5
Services	3.2	3.7
Total segment revenues	$5.7	$7.2

Segment profit	$0.1	$0.3
Segment profit margin	1.4%	3.8%

Gas Power	$3.3	$3.5
Power Portfolio	2.4	3.7
Total sub-segment revenues	$5.7	$7.2

Equipment	$1.9	$2.3
Services	2.9	3.2
Total orders	$4.8	$5.6

Equipment	$24.7	$25.8
Services	68.2	70.2
Total backlog	$92.9	$95.9

Gas Turbine unit orders	11	4
H-Turbine(a) unit orders	3	—

Gas Turbine unit sales	7	12
H-Turbine(a) unit sales	1	1
(a) H-Turbines are a subset of Gas Turbines.

2019 – 2018 COMMENTARY:
Segment revenues were down $1.6 billion (22%) and segment profit was down $0.2 billion (71%).
Equipment revenues decreased $1.1 billion due to lower unit sales, including five fewer gas turbines, as well as the absence of $0.6 billion of revenues for Industrial Solutions and Distributed Power combined following their sales in June 2018 and November 2018. Services revenues also decreased $0.5 billion, despite seven more AGP upgrades, primarily due to the absence of $0.3 billion of revenues for Industrial Solutions and Distributed Power. Revenues further decreased due to the effects of a stronger U.S. dollar versus certain currencies.
The decrease in profit was due to lower unit sales and the absence of $0.1 billion of profit for Industrial Solutions and Distributed Power. These decreases were partially offset by improving total cost fundamentals and favorable contractual settlements of $0.1 billion each.

10 2019 1Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | RENEWABLE ENERGY

RENEWABLE ENERGY
The onshore wind market continues to experience megawatt growth as customer preference has shifted from 1.X-2.X models to larger, more efficient units to drive down costs and compete with other power generation options. Despite the competitive nature of the market, onshore wind pricing continued to stabilize in the quarter due to demand caused by the anticipated expiration of Production Tax Credits (PTCs) in the U.S. in 2020 and auction stabilization in international markets. We expect a significant production ramp for 2019 deliveries and are monitoring our operational risk as we execute.

	Three months ended March 31
(Dollars in billions)	2019	2018

Equipment	$1.1	$1.2
Services	0.5	0.4
Total segment revenues	$1.6	$1.6

Segment profit (loss)	$(0.2)	$0.1
Segment profit margin	(10.1)%	4.7%

Onshore Wind	$1.4	$1.3
Hydro and Offshore Wind	0.2	0.4
Total sub-segment revenues	$1.6	$1.6

Equipment	$2.0	$2.1
Services	0.4	0.3
Total orders	$2.4	$2.4

Equipment	$9.6	$8.5
Services	9.0	7.5
Total backlog	$18.5	$16.0

Wind Turbine unit orders	970	936
Wind Turbine unit sales	353	352

2019 – 2018 COMMENTARY:
Segment revenues were down 3% and segment profit was down $0.2 billion.

Equipment revenues decreased, despite one more wind turbine shipment on a unit basis, or 13% more megawatts shipped, than in the prior year, as a result of $0.1 billion of liquidated damages related to an Offshore Wind project. Services revenues increased due to the larger installed base resulting in increased contractual revenues, as well as an increase in repower pricing which was only partially offset by 20 fewer repower units at Onshore Wind than in the prior year. Revenues also decreased due to the effects of a stronger U.S. dollar versus certain currencies.
The decrease in profit was due to project cost overruns in Offshore Wind and Hydro including liquidated damages related to an Offshore Wind project, increased research and development spend for Haliade-X and Cypress and higher losses in Hydro and Offshore as we began fully consolidating these entities in the fourth quarter of 2018. Results were also impacted by pricing pressure and the impact of tariffs, partially offset by a $0.1 billion non-cash gain from the termination of two Offshore Wind contracts, as well as cost productivity and higher volume.

2019 1Q FORM 10-Q 11

MD&A	SEGMENT OPERATIONS | AVIATION

AVIATION
Global passenger air travel continued to grow with revenue passenger kilometers (RPK) growth outpacing the ten-year average. Industry-load factors remained above 80%*. Air freight volume decreased, particularly in international markets, driven by economic conditions and slowing global trade. We shipped 424 LEAP engines during the quarter and remain on track to ship 1,800+ engines in 2019. Total engineering, comprised of both company and customer funded spending, continues to grow in line with revenue growth. Company funded research and development spend has remained flat as more costs have transitioned to external funding, primarily in our Military business.

Refer to the Aviation and GECAS 737 MAX discussion in Consolidated Results for information regarding the Company's related exposure.

	Three months ended March 31
(Dollars in billions)	2019	2018

Equipment	$3.1	$2.5
Services	4.8	4.6
Total segment revenues	$8.0	$7.1

Segment profit	$1.7	$1.6
Segment profit margin	20.9%	22.5%

Commercial Engines & Services	$5.9	$5.3
Military	1.0	1.0
Systems & Other	1.0	0.9
Total sub-segment revenues	$8.0	$7.1

Equipment	$3.2	$3.2
Services	5.5	5.0
Total orders	$8.7	$8.1

Equipment	$38.0	$34.5
Services	185.4	167.1
Total backlog	$223.5	$201.6

Commercial Engines unit orders	799	1,175
LEAP Engines(a) unit orders	636	994
Military Engines unit orders	26	251

Commercial Engines unit sales	751	651
LEAP Engines(a) unit sales	424	186
Military Engines unit sales	161	138
Spares Rate(b) unit sales	$30.6	$25.2
(a) LEAP engines are a subset of commercial engines. (b) Commercial externally shipped spares and spares used in time & material shop visits in millions of dollars per day.

2019 – 2018 COMMENTARY:
Segment revenues were up $0.8 billion (12%) and segment profit was up $0.1 billion (4%).
Equipment revenues increased primarily due to 100 more commercial units, including 238 more LEAP units, and 23 more military engine shipments versus the prior year, partially offset by lower legacy commercial output in the CFM product line. Services revenues also increased primarily due to a higher commercial spares shipment rate driven by higher aircraft utilization, as well as increased price.
The increase in profit was mainly due to increased volume, increased price and manufacturing cost productivity. These increases were partially offset by the continued negative mix from the CFM to LEAP engine transition and Passport engine shipments.

* Based on the latest available information from the International Air Transport Association

12 2019 1Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | OIL & GAS

OIL & GAS
The oil and gas markets experienced a mixed first quarter. Commodity prices increased over 30% through the quarter due to OPEC production cuts and geo-political events, but on average were 8% lower than the fourth quarter of 2018. Rig counts in the quarter were up 2% versus the first quarter of 2018. From an offshore and liquefied natural gas (LNG) perspective, in the first quarter of 2019, major equipment projects were awarded in the Oilfield Equipment and Turbomachinery & Process Solutions businesses.

	Three months ended March 31
(Dollars in billions)	2019	2018

Equipment	$2.3	$2.2
Services	3.3	3.2
Total segment revenues	$5.6	$5.4

Segment profit	$0.2	$(0.1)
Segment profit margin	2.9%	(2.7)%

Turbomachinery & Process Solutions (TPS)	$1.3	$1.4
Oilfield Services (OFS)	3.0	2.7
Oilfield Equipment (OFE)	0.7	0.7
Digital Solutions	0.6	0.6
Total sub-segment revenues	$5.6	$5.4

Equipment	$2.3	$1.9
Services	3.4	3.3
Total orders	$5.7	$5.2

Equipment	$5.4	$5.3
Services	15.5	16.6
Total backlog	$20.9	$21.8

2019 – 2018 COMMENTARY:
Segment revenues were up $0.2 billion (4%) and segment profit was up $0.3 billion.

Services and equipment revenues increased primarily resulting from higher OFS activity of $0.3 billion in international and North America markets and higher OFE activity of $0.1 billion driven by higher volume in subsea production systems, services and drilling. These increases were partially offset by decreased revenues of $0.1 billion at TPS due to lower equipment installation volume, lower services upgrades and the sale of the Natural Gas Solutions business in October 2018 as well as the effects of a stronger U.S. dollar versus certain currencies.
The increase in profit was primarily driven by volume growth, synergies delivered from combining our Oil & Gas business with Baker Hughes Incorporated and lower restructuring and other charges of $0.3 billion.

2019 1Q FORM 10-Q 13

MD&A	SEGMENT OPERATIONS | HEALTHCARE

HEALTHCARE
The Healthcare Systems global market continues to expand at low single digit rates, driven by strength in emerging markets, as these economies continue to expand their population’s access to healthcare, and slower growth in developed markets. The Life Sciences market, which encompasses Bioprocess and Pharmaceutical diagnostics, continues to be strong. The Bioprocess market is growing at a high single digit rate, driven by growth in biologic drugs. The Pharmaceutical diagnostics business is positioned in the contrast agent and nuclear tracer markets. This market is expected to grow at low- to mid-single digit rates, driven by continued diagnostic imaging procedure growth and increasing contrast and tracer-enhancement of these same procedures, as these products help to increase the precision of the diagnostic information provided to clinicians. Effective January 1, 2019, the Healthcare Equipment Finance (HEF) financing business within our Capital segment was transferred to our Healthcare segment and is presented within Healthcare Systems.

	Three months ended March 31
(Dollars in billions)	2019	2018

Equipment	$2.7	$2.6
Services	2.0	2.1
Total segment revenues	$4.7	$4.7

Segment profit	$0.8	$0.7
Segment profit margin	16.7%	15.6%

Healthcare Systems	$3.4	$3.6
Life Sciences	1.3	1.1
Total sub-segment revenues	$4.7	$4.7

Equipment	$2.9	$2.7
Services	2.0	2.1
Total orders	$4.9	$4.7

Equipment	$6.6	$6.1
Services	11.3	11.5
Total backlog	$17.9	$17.7

2019 – 2018 COMMENTARY:
Segment revenues were flat and segment profit was up 6%.

Equipment revenues increased $0.1 billion due to higher volume in Life Sciences, driven by Bioprocess and Pharmaceutical Diagnostics. Services revenues decreased primarily attributable to the absence of $0.1 billion of revenues for the Value-Based Care Division following its sale in July 2018. Revenues further decreased due to the effects of a stronger U.S. dollar versus certain currencies as well as price pressure at Healthcare Systems.
The increase in profit was primarily driven by volume growth and cost productivity due to cost reduction actions including increased digital automation, sourcing and logistic initiatives, design engineering and prior year restructuring actions. These increases were partially offset by price pressure at Healthcare Systems, inflation, the impact of tariffs, investments in programs including digital product innovations and Healthcare Systems new product introductions, and the absence of the Value-Based Care Division following its sale in July 2018.

14 2019 1Q FORM 10-Q

MD&A	SEGMENT OPERATIONS | CAPITAL

CAPITAL
GE Capital provided capital contributions to its insurance subsidiaries of approximately $1.9 billion and $3.5 billion in the first quarters of 2019 and 2018, respectively, and expects to provide further capital contributions of approximately $9 billion through 2024. See the Capital Resources and Liquidity section within this MD&A for further information.
In 2018, we announced plans to take actions to make GE Capital smaller and more focused, including a substantial reduction in the size of GE Capital’s Energy Financial Services (EFS) and Industrial Finance (IF) businesses (GE Capital strategic shift). With respect to this announcement, we completed $15 billion of asset reductions during 2018 and $1.1 billion of asset reductions during the first quarter of 2019. We expect to execute total asset reductions of approximately $10 billion in 2019, primarily comprising receivables held by WCS, supply chain finance program and EFS assets. We continue to evaluate strategic options to accelerate the further reduction in the size of GE Capital, some of which could have a material financial charge depending on the timing, negotiated terms and conditions of any ultimate arrangements.
GE Capital paid no common dividends in 2018 and in the first quarter of 2019 and does not expect to make a common dividend distribution to GE for the foreseeable future.
Effective January 1, 2019, the HEF business within our Capital segment was transferred to our Healthcare segment.
Refer to the Aviation and GECAS 737 MAX discussion in Consolidated Results for information regarding the Company's related exposure.

	Three months ended March 31
(In billions)	2019	2018

GE Capital Aviation Services (GECAS)	$1.2	$1.2
Energy Financial Services	—	—
Industrial Finance and WCS	0.3	0.3
Insurance	0.7	0.7
Other continuing operations	—	—
Total sub-segment revenues	$2.2	$2.2

GECAS	$0.3	$0.3
EFS	—	—
Industrial Finance and WCS	0.1	0.1
Insurance	—	—
Other continuing operations(a)	(0.3)	(0.5)
Total sub-segment profit	$0.1	$(0.2)

	March 31, 2019	December 31, 2018
GE Capital debt to equity ratio	5.4:1	5.7:1

(a)
Other continuing operations is primarily driven by excess interest costs from debt previously allocated to assets that have been sold as part of the GE Capital Exit Plan (our plan announced in 2015 to reduce the size of our financial services businesses), preferred stock dividend costs and interest costs not allocated to GE Capital segments, which are driven by GE Capital’s interest allocation process. Interest costs are allocated to GE Capital segments based on the tenor of their assets using the market rate at the time of origination. Debt on the GE Capital balance sheet was issued based on the profile of our balance sheet prior to the decision in 2015 to strategically shrink GE Capital. It included long dated maturities that are no longer consistent with a much smaller business. As a result, actual interest expense is higher than interest expense allocated to the remaining GE Capital segments. Preferred stock dividend costs will become a GE obligation in 2021 as the intercompany securities that have a carrying value of $5.3 billion at March 31, 2019 and will convert into common equity. The excess interest costs from debt previously allocated to assets that have been sold are expected to run off by 2020. In addition, we anticipate unallocated interest costs to decline gradually as debt matures and/or is refinanced.

2019 – 2018 COMMENTARY:
Capital revenues increased $0.1 billion, or 2%, primarily due to higher gains and lower impairments, partially offset by volume declines.

Capital losses decreased $0.4 billion, primarily due to lower excess interest costs, tax law changes, higher gains and lower impairments. Gains were $0.2 billion and $0.1 billion in the first quarter of 2019 and 2018, respectively, which primarily related to sales of GECAS aircraft and engines resulting in gains of $0.1 billion in both 2019 and 2018.

2019 1Q FORM 10-Q 15

MD&A	CORPORATE ITEMS AND ELIMINATIONS

CORPORATE ITEMS AND ELIMINATIONS

REVENUES AND OPERATING PROFIT (COST)(a)	Three months ended March 31
(In millions)	2019	2018

Revenues
Eliminations and other	$(458)	$(452)
Total Corporate Items and Eliminations	$(458)	$(452)

Operating profit (cost)
Gains (losses) on disposals(b)	$365	$(67)
Restructuring and other charges(c)	(239)	(339)
Unrealized gains (losses)(d)	13	—
Adjusted total corporate costs (operating) (Non-GAAP)	(343)	(253)
Total Corporate Items and Eliminations (GAAP)	$(204)	$(659)

(a)	Effective the first quarter of 2019, Corporate items and eliminations includes the results of our Lighting segment for all periods presented.

(b)	Includes gains (losses) on disposed or held for sale businesses.

(c)	Subsequent to the Baker Hughes transaction, restructuring and other charges are included in the determination of segment profit for our Oil & Gas segment.

(d)	Amount is related to our retained Wabtec equity investment for the first three months of 2019.

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

CORPORATE COSTS (OPERATING)	Three months ended March 31
(In millions)	2019	2018

Total Corporate Items and Eliminations (GAAP)	$(204)	$(659)
Less: restructuring and other charges	(239)	(339)
Less: gains (losses) on disposals	365	(67)
Less: unrealized gains (losses)	13	—
Adjusted total corporate costs (operating) (Non-GAAP)	$(343)	$(253)

2019 - 2018 COMMENTARY: THREE MONTHS ENDED MARCH 31
Revenues remained flat at $0.5 billion, primarily as a result of a $0.1 billion decrease in inter-segment eliminations and a $0.1 billion decrease in revenue related to our Lighting business now reported within Corporate Items and Eliminations.

Operating costs decreased $0.5 billion, primarily as a result of $0.4 billion of higher net gains from disposed or held for sale businesses, which is primarily related to the $0.2 billion gain from the sale of our Digital ServiceMax business to Silver Lake in the first quarter of 2019, $0.1 billion gain due to a tax indemnity release related to our legacy NBCU business in the first quarter of 2019 and $0.1 billion of lower held for sale losses within our Corporate segment. Operating costs also decreased due to $0.1 billion of lower restructuring and other charges primarily related to our Power segment, partially offset by $0.1 billion of higher adjusted total Corporate operating costs.

Restructuring actions are an essential component of our cost improvement efforts to both existing operations and those recently acquired. Restructuring and other charges relate primarily to workforce reductions, facility exit costs associated with the consolidation of sales, service and manufacturing facilities, the integration of recent acquisitions, including Alstom, the Baker Hughes transaction, and certain other asset write-downs such as those associated with product line exits. We continue to closely monitor the economic environment and expect to undertake further restructuring actions to more closely align our cost structure with earnings and cost reduction goals.

RESTRUCTURING & OTHER CHARGES	Three months ended March 31
(In billions)	2019	2018

Workforce reductions	$0.2	$0.2
Plant closures & associated costs and other asset write-downs	0.1	0.2
Acquisition/disposition net charges	0.1	0.2
Other	—	—
Total	$0.3	$0.6
*Non-GAAP Financial Measure

16 2019 1Q FORM 10-Q

MD&A	CORPORATE ITEMS AND ELIMINATIONS

2019 - 2018 COMMENTARY: THREE MONTHS ENDED MARCH 31
For the three months ended March 31, 2019, restructuring and other charges were $0.3 billion of which approximately $0.1 billion was reported in cost of products/services and $0.2 billion was reported in selling, general and administrative expenses (SG&A). These activities were primarily at Corporate, Healthcare and Oil & Gas. Cash expenditures for restructuring and other charges were approximately $0.3 billion for the three months ended March 31, 2019. Of the total $0.3 billion restructuring and other charges, $0.1 billion was recorded in the Oil & Gas segment, which amounted to $0.1 billion net of noncontrolling interest.

For the three months ended March 31, 2018, restructuring and other charges were $0.6 billion of which approximately $0.3 billion was reported in cost of products/services, $0.3 billion was reported in SG&A. These activities were primarily at Oil & Gas, Power and Corporate. Cash expenditures for restructuring and other charges were approximately $0.4 billion for the three months ended March 31, 2018. Of the total $0.6 billion restructuring and other charges, $0.3 billion was recorded in the Oil & Gas segment, which amounted to $0.2 billion net of noncontrolling interest.

As discussed in the Segment Operations section within the MD&A, certain amounts are not included in industrial segment results because they are excluded from measurement of their operating performance for internal and external purposes. These costs relate primarily to restructuring and acquisition and disposition activities. The amount of costs and gains (losses) not included in segment results are as follows:

COSTS	Three months ended March 31
(In billions)	2019	2018

Power	$—	$0.1
Renewable Energy	—	—
Aviation	—	—
Oil & Gas	—	—
Healthcare	0.1	0.1
Total Segments	$0.1	$0.2
Corporate Items & Eliminations	$0.1	$0.1
Total Industrial	$0.2	$0.3

GAINS (LOSSES)	Three months ended March 31
(In billions)	2019	2018

Power	$—	$—
Renewable Energy	—	—
Aviation	—	—
Oil & Gas	—	—
Healthcare	—	—
Total Segments	$—	$—
Corporate Items & Eliminations(a)	$0.4	$—
Total Industrial	$0.4	$(0.1)

(a)	For the three months ended March 31, 2018, there were $0.1 billion of losses not represented in the segment results, primarily within the Power segment and Corporate.

2019 1Q FORM 10-Q 17

MD&A	OTHER CONSOLIDATED INFORMATION

OTHER CONSOLIDATED INFORMATION
INTEREST AND OTHER FINANCIAL CHARGES
Consolidated interest and other financial charges amounted to $1.1 billion and $1.3 billion for the three months ended March 31, 2019 and 2018, respectively.

GE interest and other financial charges (which excludes interest on assumed debt) amounted to $0.6 billion and $0.6 billion for the three months ended March 31, 2019 and 2018, respectively, as interest expense on a higher balance of intercompany loans from GE Capital was offset by a lower average commercial paper balance for the quarter. The primary components of GE interest and other financial charges are interest on short- and long-term borrowings and financing costs on sales of receivables. Total GE interest and other financial charges of $0.3 billion and $0.4 billion was recorded at Corporate and $0.3 billion and $0.3 billion was recorded by GE segments for the three months ended March 31, 2019 and 2018, respectively.

GE Capital interest and other financial charges (which includes interest on debt assumed by GE), was $0.7 billion and $0.8 billion for the three months ended March 31, 2019 and 2018, respectively. The decrease in 2019 compared to 2018 was primarily due to lower average borrowings balances due to maturities and lower net interest on assumed debt resulting from an increase in intercompany loans to GE which bear the right of offset (see the Borrowings section of Capital Resources and Liquidity within this MD&A for an explanation of assumed debt and right-of-offset loans), partially offset by an increase in average interest rates due to changes in market rates.

CONSOLIDATED INCOME TAXES
Many factors impact our income tax expense and cash tax payments. The most significant factor is that we conduct business in over 180 countries and the majority of our revenue is earned outside the U.S. Our tax liability is also affected by U.S. and foreign tax incentives designed to encourage certain investments, like research and development; and by acquisitions, dispositions and tax law changes. On December 22, 2017, the U.S. enacted legislation commonly known as the Tax Cuts and Jobs Act (“U.S. tax reform”) that lowers the statutory tax rate on our U.S. earnings, taxes historic foreign earnings at a reduced rate of tax, creates a territorial tax system and enacts new taxes associated with global operations. The tax charges associated with the enactment of U.S. tax reform are described in Note 14 to the consolidated financial statements. Finally, our tax returns are routinely audited, and settlements of issues raised in these audits sometimes affect our tax rates.

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

See Other Consolidated Information - Income Taxes section and Critical Accounting Estimates - Income Taxes section within MD&A in our Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

2019 – 2018 COMMENTARY: THREE MONTHS ENDED MARCH 31
The consolidated income tax rate was 17.4% and (18.1)% for the quarters ended March 31, 2019 and 2018, respectively. The negative rate for 2018 reflects a tax benefit on pre-tax income.

The consolidated provision (benefit) for income taxes was $0.2 billion in the first quarter of 2019 and $(0.1) billion in the first quarter of 2018. The increase in tax provision was primarily due to the increase in pre-tax income, increased expense from global activities and the nonrecurrence of a tax benefit recorded at Baker Hughes to adjust the provisional estimate of the impact of the 2017 enactment of U.S. tax reform partially offset by favorable audit resolutions.

The consolidated tax provision (benefit) includes $0.4 billion and $0.1 billion for GE (excluding GE Capital*) for the first quarters of 2019 and 2018, respectively.

The effective tax rate in future periods is expected to increase given changes in our income profile including changes in GE Capital earnings.

DISCONTINUED OPERATIONS
Discontinued operations primarily comprise our Transportation segment, residual assets and liabilities related to our exited U.S. mortgage business (WMC), as discussed in Legal Proceedings and Notes 2 and 19 to the consolidated financial statements, our mortgage portfolio in Poland and trailing liabilities associated with the sale of our GE Capital businesses.

In the first quarter of 2019, as a result of the spin-off and subsequent merger of our Transportation business with Wabtec, we recognized a gain of $3.5 billion ($2.5 billion after-tax) in discontinued operations. See Note 2 to the consolidated financial statements for further information.

*Non-GAAP Financial Measure

18 2019 1Q FORM 10-Q

MD&A	OTHER CONSOLIDATED INFORMATION

During the first quarter of 2018, we recorded a reserve of $1.5 billion in discontinued operations in connection with the United States Department of Justice (DOJ) ongoing investigation regarding potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) by WMC and GE Capital.

In January 2019, we announced an agreement in principle with the United States to settle this matter, and in April 2019, the parties entered into a definitive settlement agreement. Under the agreement, which concludes this investigation, GE, without admitting liability or wrongdoing, paid the United States a civil penalty of $1.5 billion, on behalf of itself and WMC.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS	Three months ended March 31
(In billions)	2019	2018
Earnings (loss) of discontinued operations, net of taxes	$—	$(1.4)
Gain (loss) on disposal, net of taxes	$2.6	$—
Earnings (loss) from discontinued operations, net of taxes	$2.6	$(1.4)

CAPITAL RESOURCES AND LIQUIDITY
FINANCIAL POLICY
We intend to maintain a disciplined financial policy, targeting a sustainable credit rating in the Single-A range with a GE industrial net debt*/EBITDA ratio of less than 2.5x and a dividend in line with our peers over time, as well as a less than 4-to-1 debt-to-equity ratio for GE Capital. We expect to make significant progress toward our leverage goals over the next two years.

For GE, over the next two years we expect to have significant sources that can be used to de-lever and de-risk the Company, including $3.4 billion realized as proceeds from the completion of the merger of our Transportation business with Wabtec and the sale of our Digital ServiceMax business, and future proceeds from the sale of our BioPharma business within our Healthcare segment and the monetization of our remaining stakes in BHGE and Wabtec. GE industrial net debt* was $54.3 billion and $55.4 billion at March 31, 2019 and December 31, 2018, respectively.

For GE Capital, in addition to $15.4 billion of liquidity at March 31, 2019, we generated approximately $1.1 billion from asset reductions in the first quarter of 2019 as part of our plan to execute total asset reductions of approximately $10 billion in 2019 to meet our overall $25 billion target. In addition, GE Capital expects to receive approximately $4 billion of capital contributions from GE in 2019.

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

Following is an overview of the primary sources of liquidity for GE and GE Capital as well as significant transactions that affect their respective liquidity positions. See the Liquidity Sources section for details of GE and GE Capital liquidity and the Statement of Cash Flows section for information regarding GE and GE Capital cash flow results.

GE LIQUIDITY
GE's primary sources of liquidity consist of cash and cash equivalents, free cash flows from our operating businesses, monetization of receivables, proceeds from announced dispositions, and short-term borrowing facilities (described below). Cash generation can be subject to variability based on many factors, including seasonality, receipt of down payments on large equipment orders, timing of billings on long-term contracts, the effects of changes in end markets and our ability to execute dispositions.

As mentioned above, GE has available a variety of short-term borrowing facilities to fund its operations, including a commercial paper program, revolving credit facilities and short-term intercompany loans from GE Capital, which are generally repaid within the same quarter. See the Liquidity Sources section for details of our credit facilities and borrowing activity in our external short-term borrowing facilities.

*Non-GAAP FInancial Measure

2019 1Q FORM 10-Q 19

MD&A	CAPITAL RESOURCES AND LIQUIDITY

GE CAPITAL LIQUIDITY
GE Capital’s primary sources of liquidity consist of cash and cash equivalents, cash generated from asset reductions and cash flows from our businesses. Based on asset and liability management actions we have taken, GE Capital does not plan to issue any incremental GE Capital senior unsecured term debt until 2021. We expect to maintain an adequate liquidity position to fund our insurance obligations and debt maturities primarily as a result of cash generated from asset reductions and dispositions, as well as from repayments of intercompany loans and capital contributions from GE. Additionally, while we maintain adequate liquidity levels, we may engage in liability management actions, such as buying back debt, based on market and economic conditions in order to reduce our interest expense. See the Segment Operations - Capital section within this MD&A for further information regarding allocation of GE Capital interest expense to the GE Capital businesses.

GE Capital provided capital contributions to its insurance subsidiaries of approximately $1.9 billion and $3.5 billion in the first quarters of 2019 and 2018, respectively, and expects to provide further capital contributions of approximately $9 billion through 2024. These contributions are subject to ongoing monitoring by Kansas Insurance Department (KID), and the total amount to be contributed could increase or decrease, or the timing could be accelerated, based upon the results of reserve adequacy testing or a decision by KID to modify the schedule of contributions set forth in January 2018. GE maintains specified capital levels at these insurance subsidiaries under capital maintenance agreements. Going forward, we anticipate funding any capital needs for insurance through a combination of GE Capital asset sales, GE Capital liquidity, GE Capital future earnings and capital contributions from GE.

In January 2019, we announced an agreement in principle with the United States to settle the DOJ investigation regarding potential violations of FIRREA by WMC and GE Capital, and in April 2019, the parties entered into a definitive settlement agreement. Under the agreement, which concludes this investigation, GE, without admitting liability or wrongdoing, paid the United States a civil penalty of $1.5 billion, on behalf of itself and WMC. GE Capital concurrently paid $1.5 billion to GE to indemnify GE for this payment pursuant to the terms of an agreement between GE and GE Capital.

LIQUIDITY SOURCES
GE cash, cash equivalents and restricted cash totaled $20.1 billion at March 31, 2019, including $3.1 billion in BHGE that can only be accessed by GE through the declaration of a dividend by BHGE's Board of Directors, our pro-rata share of BHGE stock buybacks, and settlements of any intercompany positions. As a result of these restrictions, GE does not consider BHGE cash a freely available source of liquidity for its purposes.

GE Capital cash, cash equivalents and restricted cash totaled $14.8 billion at March 31, 2019, which excluded $0.6 billion classified within discontinued operations.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH (In billions)	March 31, 2019		March 31, 2019

GE(a)	$20.1	U.S.	$18.0
GE Capital(b)	14.8	Non-U.S.	16.9

(a)
At March 31, 2019, $3.9 billion of GE cash, cash equivalents and restricted cash was held in countries with currency controls that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. These funds are available to fund operations and growth in these countries and we do not currently anticipate a need to transfer these funds to the U.S. Included in this amount was $1.2 billion of BHGE cash and equivalents, which is subject to similar restrictions.

(b)	Included $3.0 billion which was subject to regulatory restrictions, primarily in insurance entities.

Excluding cash held in countries with currency controls and cash in BHGE, total GE cash, cash equivalents and restricted cash was $14.3 billion at March 31, 2019. Cash held in non-US entities has generally been reinvested in active foreign business operations; however, substantially all of our unrepatriated earnings were subject to U.S. federal tax and, if there is a change in reinvestment, we would expect to be able to repatriate that cash (excluding amounts held in countries with currency controls) without additional federal tax cost. Any foreign withholding tax on a repatriation to the U.S. would potentially be partially offset by a U.S. foreign tax credit.

GE has in place committed credit lines which it may use from time to time to meet its short-term liquidity needs. The following table provides a summary of the committed and available credit lines at March 31, 2019.

GE COMMITTED AND AVAILABLE CREDIT FACILITIES (In billions)	March 31, 2019	December 31, 2018

Unused back-up revolving credit facility	$20.0	$20.0
Revolving credit facilities (exceeding one year)	18.9	23.9
Bilateral revolving credit facilities (364-day)	3.1	3.6
Total committed credit facilities	$42.0	$47.5
Less offset provisions	(6.7)	(6.7)
Total net available credit facilities	$35.3	$40.8

20 2019 1Q FORM 10-Q

MD&A	CAPITAL RESOURCES AND LIQUIDITY

Included in our credit facilities is an unused $20.0 billion back-up syndicated credit facility extended by 36 banks, expiring in 2021, and an unused $14.8 billion syndicated credit facility extended by seven banks, expiring in 2020. The commitments under these syndicated credit facilities may be reduced by up to $6.7 billion due to offset provisions for any bank that holds a commitment to lend under both facilities.

In 2019 and 2020, the amount committed and available under the syndicated credit facility expiring in 2020 will periodically be reduced by the greater of specified contractual commitment reductions or calculated commitment reductions, which is determined based on any potential specified issuances of equity and incurrences of incremental debt by GE or its subsidiaries, as well as a portion of industrial business disposition proceeds. In the first quarter of 2019, the amount committed and available under this facility was reduced by the calculated commitment reduction of $5.0 billion to $14.8 billion. Remaining contractual commitment reductions are $7.4 billion in the fourth quarter of 2019, $2.5 billion in the second quarter of 2020, and $5.0 billion in the fourth quarter of 2020. On March 12, 2019, GE entered into an amendment to the facility, which provides for a deferral of the timing of the fourth quarter 2019 and second quarter 2020 contractual commitment reductions if the BioPharma transaction does not close prior to those reduction dates. The $20 billion syndicated back-up revolving credit facility expiring in 2021 does not contain any contractual commitment reduction features.

Under the terms of an agreement between GE Capital and GE, GE Capital has the right to compel GE to borrow under all credit facilities except the syndicated credit facility expiring in 2020, and transfer the proceeds to GE Capital as intercompany loans, which would be subject to the same terms and conditions as those between GE and the lending banks. GE Capital has not exercised this right.

The following table provides a summary of the activity in the primary external sources of short-term liquidity for GE in the first quarter of 2019 and 2018.

(In billions)	GE Commercial Paper	Revolving Credit Facilities(a)	Total(b)

2019
Average borrowings during the first quarter	$3.2	$1.3	$4.4
Maximum borrowings outstanding during the first quarter	3.6	1.5	4.8
Ending balance at March 31	3.0	—	3.0

2018
Average borrowings during the first quarter	$16.6	$0.4	$17.0
Maximum borrowings outstanding during the first quarter	19.5	1.0	20.0
Ending balance at March 31	3.0	—	3.0

(a)
Consisted of activity in the revolving credit facilities exceeding one year and the bilateral revolving credit facilities (364-day). There was no activity in the $20 billion back-up revolving credit facility, which remains unused.

(b)	Total average and maximum borrowings are calculated based on the daily outstanding balance of the sum of commercial paper and revolving credit facilities.

In addition to its external liquidity sources, GE may from time to time enter into short-term intercompany loans from GE Capital to utilize GE Capital’s excess cash as an efficient source of liquidity. These loans are repaid within the same quarter.

BORROWINGS
Consolidated total borrowings were $107.5 billion and $109.9 billion at March 31, 2019 and December 31, 2018, respectively. The reduction from 2018 to 2019 was driven primarily by net repayments at GE Capital of $3.3 billion, including $2.2 billion of long-term debt maturities, partially offset by the effects of currency exchange of $0.6 billion.

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

2019 1Q FORM 10-Q 21

MD&A	CAPITAL RESOURCES AND LIQUIDITY

The following table provides a reconciliation of total short- and long-term borrowings as reported on the respective GE and GE Capital Statements of Financial Position to borrowings adjusted for assumed debt and intercompany loans.

March 31, 2019 (In billions)	GE	GE Capital	Consolidated(a)

Total short- and long-term borrowings	$67.2	$41.4	$107.5

Debt assumed by GE from GE Capital	(35.4)	35.4	—
Intercompany loans with right of offset	13.7	(13.7)	—
Total intercompany payable (receivable) between GE and GE Capital	(21.7)	21.7	—

Total borrowings adjusted for assumed debt and intercompany loans	$45.5	$63.1	$107.5

(a)	Included $1.1 billion elimination of other GE borrowings from GE Capital, primarily related to timing of cash cutoff associated with GE receivables monetization programs.

When measuring the individual financial positions of GE and GE Capital, assumed debt should be considered a GE Capital debt obligation, and the intercompany loans with the right of offset mentioned above should be considered a GE debt obligation and a reduction of GE Capital’s total debt obligations. The following table illustrates the primary components of GE and GE Capital borrowings, adjusted for assumed debt and intercompany loans.

	GE			GE Capital
(In billions)	March 31, 2019	December 31, 2018	(In billions)	March 31, 2019	December 31, 2018
Commercial paper	$3.0	$3.0	Commercial paper	$—	$—
GE senior notes	20.5	20.5	Senior and subordinated notes	38.7	39.1
Intercompany loans from GE Capital(a)	13.7	13.7	Senior and subordinated notes assumed by GE	35.4	36.3
Other GE borrowings	1.9	2.5	Intercompany loans to GE(a)	(13.7)	(13.7)
Total adjusted borrowings excluding BHGE	$39.2	$39.7	Other GE Capital borrowings(b)	2.7	3.9
Total BHGE borrowings	6.3	6.3
Total GE adjusted borrowings	$45.5	$46.0	Total GE Capital adjusted borrowings	$63.1	$65.5

(a)
The intercompany loans from GE Capital to GE bear the right of offset against amounts owed by GE Capital to GE under the assumed debt agreement and can be prepaid by GE at any time, in whole or in part, without premium or penalty. These loans are priced at market terms and have a collective weighted average interest rate of 3.5% and term of approximately 10.5 years at March 31, 2019.

(b)
Included $1.3 billion and $1.9 billion at March 31, 2019 and December 31, 2018, respectively, of non-recourse borrowings of consolidated securitization entities where GE Capital has securitized financial assets as an alternative source of funding.

CREDIT RATINGS AND CONDITIONS
We have relied, and may continue to rely, on the short- and long-term debt capital markets to fund, among other things, a significant portion of our operations. The cost and availability of debt financing is influenced by our credit ratings. Moody’s Investors Service (Moody’s), Standard and Poor’s Global Ratings (S&P), and Fitch Ratings (Fitch) currently issue ratings on GE and GE Capital short- and long-term debt.

The credit ratings of GE and GE Capital as of the date of this filing are set forth in the table below.

	Moody's	S&P	Fitch

GE
Outlook	Stable	Stable	Negative
Short term	P-2	A-2	F2
Long term	Baa1	BBB+	BBB+

GE Capital
Outlook	Stable	Stable	Negative
Short term	P-2	A-2	F2
Long term	Baa1	BBB+	BBB+

On February 7, 2019, Fitch changed its outlook for GE and GE Capital short- and long-term debt from Stable to Negative.

22 2019 1Q FORM 10-Q

MD&A	CAPITAL RESOURCES AND LIQUIDITY

We are disclosing our credit ratings and any current quarter updates to these ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. For a description of some of the potential consequences of a reduction in our credit ratings, see the Financial Risks section of Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

The following sections provide additional details regarding the significant credit rating conditions for the Company and the potential liquidity impact in the event of further downgrades.

DEBT CONDITIONS
Substantially all of our debt agreements do not contain material credit rating covenants.

If our short-term credit ratings were to fall below A-2/P-2/F2, it is possible that we would lose all or part of our access to the tier-2 commercial paper markets, which would reduce our borrowing capacity in those markets. This may result in increased utilization of our revolving credit facilities to fund our intra-quarter operations.

DERIVATIVE CONDITIONS
Swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the credit ratings of the applicable GE entity were to fall below specified ratings levels agreed upon with the counterparty, primarily BBB/Baa2. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability subject to such termination provisions, after consideration of collateral posted by us and outstanding interest payments was $0.3 billion at March 31, 2019. This excludes exposure related to embedded derivatives, which are not subject to these provisions.

In addition, certain of our derivatives, primarily interest rate swaps, are subject to additional cash margin posting requirements if our credit ratings were to fall below BBB/Baa2. The amount of additional margin will vary based on, among other factors, market movements and changes in our positions. At March 31, 2019, the amount of additional margin that we could be required to post if we fell below these ratings levels was approximately $0.4 billion.

See Note 17 to the consolidated financial statements for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

OTHER CONDITIONS
Where we provide servicing for third-party investors, GE is contractually permitted to commingle cash collected from customers on financing receivables sold to third-party investors with our own cash prior to payment to third-party investors, provided our short-term credit rating does not fall below A-2/P-2/F2. In the event any of our ratings were to fall below such levels, we may be required to segregate certain of these cash collections owed to third-party investors into restricted bank accounts and would lose the short-term liquidity benefit of commingling with respect to such collections. The financial impact to our intra-quarter liquidity would vary based on collections activity for a given quarter and may result in increased utilization of our revolving credit facilities. The loss of cash commingling would have resulted in an estimated maximum reduction of approximately $1.3 billion to GE intra-quarter liquidity during the first quarter of 2019.

In addition, we have relied, and may continue to rely, on securitization programs to provide alternative funding for sales of GE receivables to third-party investors. If any of our short-term credit ratings were to fall below A-2/P-2/F2, the timing or amount of liquidity generated by these programs could be adversely impacted. In the first quarter of 2019, the estimated maximum reduction to our ending liquidity had our credit ratings fallen below these levels was approximately $1.6 billion.

FOREIGN CURRENCY
As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies are euro, the pound sterling, the Brazilian real and the Chinese renminbi. The results of operating entities reported in currencies other than U.S. dollar are translated to the U.S. dollar at the applicable exchange rate for inclusion in the financial statements. We use a number of techniques to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. The foreign currency effect arising from operating activities outside of the U.S., including the remeasurement of derivatives, can result in significant transactional foreign currency fluctuations at points in time, but will generally be offset as the underlying hedged item is recognized in earnings. The effects of foreign currency fluctuations, excluding the earnings impact of the underlying hedged item, decreased net earnings for the three months ended March 31, 2019 by less than $0.1 billion.

See Note 17 to the consolidated financial statements for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

2019 1Q FORM 10-Q 23

MD&A	CAPITAL RESOURCES AND LIQUIDITY

STATEMENT OF CASH FLOWS – THREE MONTHS ENDED MARCH 31, 2019 VERSUS 2018
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

In preparing our Statement of Cash Flows, we make certain adjustments to reflect cash flows that cannot otherwise be calculated by changes in our Statement of Financial Position. These adjustments may include, but are not limited to, the effects of currency exchange, acquisitions and dispositions of businesses, businesses classified as held for sale, the timing of settlements to suppliers for property, plant and equipment, non-cash gains/losses and other balance sheet reclassifications.

All other operating activities reflect cash sources and uses as well as non-cash adjustments to net earnings (loss). See Note 20 to the consolidated financial statements for further information regarding All other operating activities, All other investing activities and All other financing activities.

The following investing and financing activities affected recognized assets or liabilities but did not result in cash receipts or payments in the three months ended March 31, 2019: our retained ownership interest in and tax benefits receivable from Wabtec (See Note 2); additional non-cash deferred purchase price received by GE Capital related to sales of current receivables (See Note 4); and right-of-use assets obtained in operating leases (See Note 7).

GE CASH FLOWS
The most significant source of cash in GE CFOA is customer-related activities, the largest of which is collecting cash resulting from product or services sales. The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for a wide range of material, services and taxes.

See the Intercompany Transactions between GE and GE Capital section within this MD&A and Notes 4 and 21 to the consolidated financial statements for further information regarding certain transactions affecting our consolidated Statement of Cash Flows.

2019 – 2018 COMMENTARY-CONTINUING OPERATIONS:
GE cash used for operating activities was $0.9 billion in 2019 (including $0.2 billion used for Oil & Gas CFOA) compared with $1.1 billion in 2018 (including $0.3 billion generated from Oil & Gas CFOA). The decrease in cash used of $0.2 billion was primarily due to: a decrease in payments of equipment project cost accruals of $0.6 billion; the nonrecurrence of GE Pension Plan contributions of $0.3 billion in 2018; partially offset by an increase in cash used for working capital of $0.5 billion due to higher inventory build of $0.3 billion, mainly as a result of expected deliveries in the second half of 2019 (which is offset by a decrease in cash used for accounts payable of $0.3 billion), higher net liquidations of progress collections of $0.3 billion, mainly as a result of lower collections and an increase in cash used for current receivables of $0.2 billion; and an increase in cash used for contract & other deferred assets of $0.3 billion, primarily due to higher deferred inventory build. The effects of the BHGE Class B shareholder dividends of $0.1 billion in both 2019 and 2018 are eliminated from GE CFOA.

GE cash from investing activities was $2.0 billion in 2019 compared with cash used for investing activities of $1.4 billion in 2018. The $3.4 billion increase was primarily due to: proceeds from the sale of discontinued operations of $2.9 billion, related to our Transportation segment and proceeds from other business dispositions (net of cash transferred) of $0.6 billion, primarily from the sale of our ServiceMax business in 2019; the nonrecurrence of the purchase of an aviation technology joint venture of $0.6 billion in 2018; a decrease in net cash paid for settlements of derivative hedges of $0.2 billion; partially offset by an increase in cash used related to net settlements between our continuing operations (primarily our Corporate functions) and businesses in discontinued operations (primarily our Transportation segment) of $0.5 billion; and business acquisitions of $0.4 billion, related to the transfer of the HEF business from GE Capital to our Healthcare segment in 2019. Additions to property, plant and equipment and internal-use software were $0.9 billion in both 2019 and 2018 (including $0.3 billion and $0.2 billion at Oil & Gas in 2019 and 2018, respectively).

GE cash used for financing activities was $1.4 billion in 2019 compared with $3.3 billion in 2018. The $1.9 billion decrease in cash used was primarily due to: a decrease in common dividend payments to shareowners of $1.0 billion; lower net decrease in borrowings of $0.6 billion, mainly driven by net repayments of debt at BHGE of $0.7 billion in 2018, partially offset by the nonrecurrence of a long-term loan from GE Capital to GE of $0.3 billion in 2018; and a decrease in BHGE net stock repurchases and dividends to noncontrolling interests of $0.2 billion.

24 2019 1Q FORM 10-Q

MD&A	CAPITAL RESOURCES AND LIQUIDITY

GE CAPITAL CASH FLOWS
2019 – 2018 COMMENTARY-CONTINUING OPERATIONS:
GE Capital cash from operating activities was $0.1 billion in 2019 compared with $0.5 billion in 2018. The decrease of $0.5 billion was primarily due to: a general decrease in cash generated from earnings (loss) from continuing operations; partially offset by a net increase in cash collateral received from counterparties on derivative contracts of $0.8 billion.

GE Capital cash from investing activities was $3.8 billion in 2019 compared with $2.5 billion in 2018. The increase of $1.3 billion was primarily due to: an increase in cash related to our current receivables and supply chain finance programs with GE of $1.1 billion; an increase in net sales of property, plant & equipment of $0.6 billion; net proceeds from the transfer of the HEF business of $0.4 billion; the nonrecurrence of an intercompany loan from GE Capital to GE of $0.3 billion in 2018; partially offset by lower collections of financing receivables of $1.3 billion.

GE Capital cash used for financing activities was $3.5 billion in 2019 compared with $9.2 billion in 2018. The decrease of $5.7 billion was primarily due to lower net repayments of borrowings.

INTERCOMPANY TRANSACTIONS BETWEEN GE AND GE CAPITAL
Transactions between related companies are made on arm's length terms and are reported in the GE and GE Capital columns of our financial statements, which we believe provide useful supplemental information to our consolidated financial statements. See Note 21 to the consolidated financial statements for further information.

SALE OF RECEIVABLES
In order to manage short-term liquidity and credit exposure, GE sells current receivables to GE Capital and other third parties in part to fund the growth of our industrial businesses. During any given period, GE receives cash from the sale of receivables to GE Capital and other third parties, and it therefore forgoes the future collections of cash on receivables sold, as GE Capital and the other third parties are entitled to receive the cash from the customer. GE also leverages GE Capital for its expertise in receivables collection services and sales of receivables to GE Capital are made on arm’s length terms. These transactions can result in cash generation or cash use in our consolidated Statement of Cash Flows. The incremental amount of cash received from sales of receivables in excess of the cash GE would have otherwise collected had these receivables not been sold represents the cash generated or used in the period relating to this activity. The impact from current receivables sold to GE Capital, including current receivables subsequently sold to third parties, decreased GE’s CFOA by $0.7 billion and $2.3 billion in the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, including $0.5 billion of deferred purchase price on our receivables facility, GE Capital had approximately $4.1 billion recorded on its balance sheet related to current receivables purchased from GE. Of the current receivables purchased and retained by GE Capital, approximately 35% had been sold by GE to GE Capital with full or limited recourse (i.e., GE retains all or some risk of default). The evaluation of whether recourse transactions qualify for accounting derecognition is based, in part, upon the legal jurisdiction of the sale; as such, the majority of recourse transactions outside the U.S. qualify for sale treatment. The effect on GE CFOA of claims by GE Capital on receivables sold with full or limited recourse to GE has not been significant for the three months ended March 31, 2019 and 2018.

In certain circumstances, GE provided customers primarily within our Power, Renewable Energy and Aviation businesses with extended payment terms for the purchase of new equipment, purchases of significant upgrades and for fixed billings within our long-term service agreements. Similar to current receivables, GE sold these long-term receivables to GE Capital to manage short-term liquidity and fund growth. These transactions were made on arm's length terms and any fair value adjustments, primarily related to time value of money, were recognized within the respective GE Industrial business in the period these receivables were sold to GE Capital. GE Capital accretes financing income over the life of the receivables. Financing income is eliminated in our consolidated results. In addition, the long-term portion of any remaining outstanding receivables as of the end of the period are reflected in "All other assets" within our consolidated Statement of Financial Position. Related to GE long-term customer receivables outstanding, assets at GE Capital included $0.8 billion and $1.0 billion, net of deferred income of approximately $0.1 billion and $0.1 billion recorded in its balance sheet at March 31, 2019 and December 31, 2018, respectively. The effect of cash generated from the sale of these long-term receivables to GE Capital decreased GE's CFOA by $0.2 billion and an insignificant amount in the three months ended March 31, 2019 and 2018, respectively.

SUPPLY CHAIN FINANCE PROGRAMS
GE’s industrial businesses participate in a supply chain finance program with GE Capital where GE Capital may settle supplier invoices early in return for early pay discounts. In turn, GE settles invoices with GE Capital in accordance with the original supplier payment terms. The GE liability associated with the funded participation in the program is presented as accounts payable and amounted to $4.6 billion and $4.9 billion at March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019, $0.7 billion of the GE accounts payable balance is subject to supply chain finance programs with third parties. The terms of these arrangements do not alter our obligation to our suppliers and service providers which arise from our contractual supply agreements with them.

2019 1Q FORM 10-Q 25

MD&A	CAPITAL RESOURCES AND LIQUIDITY

On February 28, 2019, we sold GE Capital’s supply chain finance program platform to MUFG Union Bank, N.A. and intend to start transitioning our existing program to a program with that party. The GE funded participation in the GE Capital program will continue to be settled following the original invoice payment terms with expectation that the majority of the transition will occur within the next two years. Future GE CFOA could be adversely affected should certain suppliers not transition to the new third-party program and we elect to take advantage of early pay discounts on trade payables offered by those suppliers. For the three months ended March 31, 2019, there was no effect on GE CFOA related to the MUFG transition.

AVIATION
During the three months ended March 31, 2019 and 2018, GE Capital acquired 13 aircraft (list price totaling $1.9 billion) and 8 aircraft (list price totaling $0.9 billion), respectively, from third parties that will be leased to others, which are powered by engines that were manufactured by GE Aviation and affiliates and made payments related to spare engines and engine parts to GE Aviation and affiliates of $0.1 billion and $0.2 billion, respectively. Additionally, GE Capital had $1.2 billion of net book value of engines, originally manufactured by GE Aviation and affiliates and subsequently leased back to GE Aviation and affiliates at both March 31, 2019 and December 31, 2018.

GE GUARANTEE OF GE CAPITAL THIRD-PARTY TRANSACTIONS
In certain instances, GE provides guarantees for GE Capital transactions with third parties primarily in connection with enabled orders. In order to meet its underwriting criteria, GE Capital may obtain a direct guarantee from GE related to the performance of the third party. GE guarantees can take many forms and may include, but not be limited to, direct performance or payment guarantees, return on investment guarantees, asset value guarantees and loss pool arrangements. As of March 31, 2019, GE had outstanding guarantees to GE Capital on $1.3 billion of funded exposure and $0.9 billion of unfunded commitments, which included guarantees issued by industrial businesses. The recorded contingent liability for these guarantees was $0.1 billion as of March 31, 2019 and is based on individual transaction level defaults, losses and/or returns.

GE GUARANTEE OF CERTAIN GE CAPITAL DEBT
GE provides implicit and explicit support to GE Capital through commitments, capital contributions and operating support. As previously discussed, debt assumed by GE from GE Capital in connection with the merger of GE Capital into GE was $35.4 billion, and GE guaranteed $37.1 billion of GE Capital debt at March 31, 2019. See Note 21 to the consolidated financial statements for further information.

CRITICAL ACCOUNTING ESTIMATES
We utilized significant estimates in the preparation of the first quarter financial statements.

Please refer to the Critical Accounting Estimates and Other Items sections within MD&A and Note 1 to the consolidated financial statements of our Annual Report on Form 10-K Report filed on February 26, 2019, for a discussion of our accounting policies and the critical accounting estimates we use such as: revenue recognition on long-term service agreements; assess the recoverability of assets such as and goodwill; determine the fair value of financial assets; determine our provision for income taxes and recoverability of deferred tax assets and determine the liability for future policy benefits.

OTHER ITEMS
NEW ACCOUNTING STANDARDS
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The ASU is effective for periods beginning after December 15, 2020, with an election to adopt early. We are evaluating the effect of the standard on our consolidated financial statements and anticipate that its adoption will significantly change the accounting for measurements of our long-duration insurance liabilities. The ASU requires cash flow assumptions used in the measurement of various insurance liabilities to be reviewed at least annually and updated if actual experience or other evidence indicates previous assumptions need to be revised with any required changes recorded in earnings. Under the current accounting guidance, the discount rate is based on expected investment yields, while under the ASU the discount rate will be equivalent to the upper-medium grade (i.e., single A) fixed-income instrument yield reflecting the duration characteristics of the liability and is required to be updated in each reporting period with changes recorded in other comprehensive income. In measuring the insurance liabilities, contracts shall not be grouped together from different issue years. These changes result in the elimination of premium deficiency testing and shadow adjustments. While we continue to evaluate the effect of the standard on our ongoing financial reporting, we anticipate that the adoption of the ASU will materially affect our financial statements. As the ASU is only applicable to the measurements of our long-duration insurance liabilities under GAAP, it will not affect the accounting for our insurance reserves or the levels of capital and surplus under statutory accounting practices.

26 2019 1Q FORM 10-Q

MD&A	OTHER ITEMS

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

NON-GAAP FINANCIAL MEASURES

In various sections of this report we have made reference to the following non-GAAP financial measures:

GE Industrial segment organic revenues – revenues excluding the effects of acquisitions, dispositions and translational foreign currency exchange.
Adjusted earnings (loss) – continuing earnings excluding the impact of non-operating benefit costs, gains (losses) and impairments for disposed or held for sale businesses, restructuring and other, after-tax, excluding the effects of U.S. tax reform enactment adjustment.
Adjusted earnings (loss) per share (EPS) – when we refer to adjusted earnings per share, it is the diluted per-share amount of “adjusted earnings.”
Adjusted GE Industrial profit and profit margin (excluding certain items) – GE Industrial profit margin excluding interest and other financial charges, non-operating benefit costs, gains (losses), restructuring and other charges plus noncontrolling interests.
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
GE Industrial Free Cash Flows (FCF) and Adjusted GE Industrial FCF – GE Industrial free cash flows is GE CFOA adjusted for gross GE additions to property, plant and equipment and internal-use software, which are included in cash flows from investing activities, and excluding GE Pension Plan funding, and taxes related to business sales. Adjusted GE Industrial free cash flows (Non-GAAP) is GE Industrial free cash flows adjusted for Oil & Gas CFOA, gross Oil & Gas additions to property, plant and equipment and internal-use software, and including the BHGE Class B shareholder dividend.
GE Industrial net debt – GE Industrial net debt reflects the total of gross debt excluding BHGE, after-tax net pension and retiree benefit plan liabilities, adjustments for operating lease obligations excluding BHGE, and adjustments for 50% of preferred stock, less 75% of GE’s cash balance excluding BHGE.

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

2019 1Q FORM 10-Q 27

MD&A	NON-GAAP FINANCIAL MEASURES

GE INDUSTRIAL SEGMENT ORGANIC REVENUES (NON-GAAP)	Three months ended March 31
(In millions)	2019	2018	V%

GE Industrial segment revenues (GAAP)	$25,517	$26,067	(2)%
Adjustments:
Less: acquisitions	21	—
Less: business dispositions (other than dispositions acquired for investment)	9	1,164
Less: currency exchange rate(a)	(685)	—
GE Industrial segment organic revenues (Non-GAAP)	$26,170	$24,903	5%
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

ADJUSTED EARNINGS (LOSS) (NON-GAAP)	Three months ended March 31
(In millions)	2019	2018	V%

Consolidated earnings (loss) from continuing operations attributable to GE common shareowners (GAAP)	$954	$261	F
Less: GE Capital earnings (loss) from continuing operations attributable to GE common shareowners (GAAP)	135	(215)
GE Industrial earnings (loss) (Non-GAAP)	819	476	72%
Non-operating benefits costs (pre-tax) (GAAP)	(562)	(681)
Tax effect on non-operating benefit costs	118	143
Less: non-operating benefit costs (net of tax)	(444)	(538)
Gains (losses) and impairments for disposed or held for sale businesses (pre-tax)	365	(67)
Tax effect on gains (losses) and impairments for disposed or held for sale businesses(a)	35	24
Less: gains (losses) and impairments for disposed or held for sale businesses (net of tax)	400	(43)
Restructuring & other (pre-tax)	(298)	(529)
Tax effect on restructuring & other(a)	57	134
Less: restructuring & other (net of tax)	(242)	(395)
Unrealized gains (losses)	13	—
Tax on unrealized gains (losses)	(3)	—
Less: unrealized gains (losses)	10	—
Less: GE Industrial U.S. tax reform enactment adjustment	(101)	(31)
Adjusted GE Industrial earnings (loss) (Non-GAAP)	$1,195	$1,483	(19)%

GE Capital earnings (loss) from continuing operations attributable to GE common shareowners (GAAP)	135	(215)	F
Less: GE Capital U.S. tax reform enactment adjustment	99	(45)
Adjusted GE Capital earnings (loss) (Non-GAAP)	$36	$(170)	F

Adjusted GE Industrial earnings (loss) (Non-GAAP)	$1,195	$1,483	(19)%
Add: Adjusted GE Capital earnings (loss) (Non-GAAP)	36	(170)	F
Adjusted earnings (loss) (Non-GAAP)	$1,231	$1,313	(6)%

(a) The tax effect presented includes both the rate for the relevant item as well as other direct and incremental tax charges.
Adjusted earnings (loss)* excludes non-operating benefit costs, gains (losses) and impairments for disposed or held for sale businesses, restructuring & other, unrealized gains (losses), after-tax, excluding the effects of U.S. tax reform enactment adjustment. The service cost of our pension and other benefit plans are included in adjusted earnings*, which represents the ongoing cost of providing pension benefits to our employees. The components of non-operating benefit costs are mainly driven by capital allocation decisions and market performance, and we manage these separately from the operational performance of our businesses. Gains and restructuring and other items are impacted by the timing and magnitude of gains associated with dispositions, and the timing and magnitude of costs associated with restructuring activities. We believe that the retained costs in Adjusted earnings (loss)* provides management and investors a useful measure to evaluate the performance of the total company, and increases period-to-period comparability. We believe that presenting Adjusted Industrial earnings (loss)* separately for our financial services businesses also provides management and investors with useful information about the relative size of our industrial and financial services businesses in relation to the total company.

*Non-GAAP Financial Measure

28 2019 1Q FORM 10-Q

MD&A	NON-GAAP FINANCIAL MEASURES

ADJUSTED EARNINGS (LOSS) PER SHARE (EPS) (NON-GAAP)	Three months ended March 31
	2019	2018	V%

Consolidated EPS from continuing operations attributable to GE common shareowners (GAAP)	$0.11	$0.03	F
Less: GE Capital EPS from continuing operations attributable to GE common shareowners (GAAP)	0.02	(0.02)
GE Industrial EPS (Non-GAAP)	$0.09	$0.05	80%

Non-operating benefits costs (pre-tax) (GAAP)	(0.06)	(0.08)
Tax effect on non-operating benefit costs	0.01	0.02
Less: non-operating benefit costs (net of tax)	(0.05)	(0.06)
Gains (losses) and impairments for disposed or held for sale businesses (pre-tax)	0.04	(0.01)
Tax effect on gains (losses) and impairments for disposed or held for sale businesses(a)	—	—
Less: gains (losses) and impairments for disposed or held for sale businesses (net of tax)	0.04	—
Restructuring & other (pre-tax)	(0.03)	(0.06)
Tax effect on restructuring & other(a)	0.01	0.02
Less: restructuring & other (net of tax)	(0.03)	(0.05)
Unrealized gains (losses)	—	—
Tax on unrealized gains (losses)(a)	—	—
Less: unrealized gains (losses)	—	—
Less: GE Industrial U.S. tax reform enactment adjustment	(0.01)	—
Adjusted GE Industrial EPS (Non-GAAP)	$0.13	$0.17	(24)%

GE Capital EPS from continuing operations attributable to GE common shareowners (GAAP)	0.02	(0.02)	F
Less: GE Capital U.S. tax reform enactment adjustment	0.01	(0.01)
Adjusted GE Capital EPS (Non-GAAP)	$—	$(0.02)	F

Adjusted GE Industrial EPS (Non-GAAP)	$0.13	$0.17	(24)%
Add: Adjusted GE Capital EPS (Non-GAAP)	—	(0.02)	F
Adjusted EPS (Non-GAAP)(b)	$0.14	$0.15	(7)%

(a) The tax effect presented includes both the rate for the relevant item as well as other direct and incremental tax charges.
(b) Earnings-per-share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.
Adjusted EPS* excludes non-operating benefit costs, gains (losses) and impairments for disposed or held for sale businesses, restructuring & other, unrealized gains (losses), after-tax, excluding the effects of U.S. tax reform enactment adjustment. The service cost of our pension and other benefit plans are included in adjusted earnings*, which represents the ongoing cost of providing pension benefits to our employees. The components of non-operating benefit costs are mainly driven by capital allocation decisions and market performance, and we manage these separately from the operational performance of our businesses. Gains and restructuring and other items are impacted by the timing and magnitude of gains associated with dispositions, and the timing and magnitude of costs associated with restructuring activities. We believe that the retained costs in Adjusted EPS* provides management and investors a useful measure to evaluate the performance of the total company, and increases period-to-period comparability. We also use Adjusted EPS* as a performance metric at the company level for our annual executive incentive plan for 2019. We believe that presenting Adjusted Industrial EPS* separately for our financial services businesses also provides management and investors with useful information about the relative size of our industrial and financial services businesses in relation to the total company.

*Non-GAAP Financial Measure

2019 1Q FORM 10-Q 29

MD&A	NON-GAAP FINANCIAL MEASURES

ADJUSTED GE INDUSTRIAL PROFIT AND PROFIT MARGIN (EXCLUDING CERTAIN ITEMS) (NON-GAAP)	Three months ended March 31
(In millions)	2019	2018

GE total revenues (GAAP)	$25,409	$26,022

Costs
GE total costs and expenses (GAAP)	$25,065	$25,615
Less: GE interest and other financial charges	588	639
Less: non-operating benefit costs	562	681
Less: restructuring & other	308	660
Add: noncontrolling interests	59	34
Adjusted GE Industrial costs (Non-GAAP)	$23,667	$23,669

Other Income
GE other income (GAAP)	$884	$192
Less: unrealized gains (losses)	13	—
Less: restructuring & other	9	(3)
Less: gains (losses) and impairments for disposed or held for sale businesses	365	(67)
Adjusted GE other income (Non-GAAP)	$496	$262

GE Industrial profit (GAAP)	$1,228	$599
GE Industrial profit margin (GAAP)	4.8%	2.3%

Adjusted GE Industrial profit (Non-GAAP)	$2,239	$2,615
Adjusted GE Industrial profit margin (Non-GAAP)	8.8%	10.0%

We have presented our Adjusted GE Industrial profit* and profit margin* excluding interest and other financial charges, non-operating benefit costs, restructuring & other, non-controlling interests, unrealized gains (loss) and impairments for disposed or held for sale businesses. We believe that GE Industrial profit and profit margins adjusted for these items are meaningful measures because they increase the comparability of period-to-period results.

GE INDUSTRIAL ORGANIC PROFIT (NON-GAAP)	Three months ended March 31
(In millions)	2019	2018	V%

Adjusted GE Industrial profit (Non-GAAP)	$2,239	$2,615	(14)%
Adjustments:
Less: acquisitions	—	—
Less: business dispositions (other than dispositions acquired for investment)	(45)	86
Less: currency exchange rate(a)	52	—
Adjusted GE Industrial organic profit (Non-GAAP)	$2,232	$2,529	(12)%
(a) Translational foreign exchange

Adjusted GE Industrial organic profit* measures profit excluding the effects of acquisitions, business dispositions and currency exchange rates. We believe that this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and currency exchange, which activities are subject to volatility and can obscure underlying trends. Management recognizes that the term "organic profit" may be interpreted differently by other companies and under different circumstances. Although this may have an effect on comparability of absolute percentage growth from company to company, we believe that these measures are useful in assessing trends of our Industrial businesses and may therefore be a useful tool in assessing period-to-period performance trends.

ADJUSTED OIL & GAS SEGMENT PROFIT (NON-GAAP)	Three months ended March 31
(In millions)	2019	2018	V%

Reported Oil & Gas segment profit (GAAP)	$163	$(144)	F
Less: restructuring & other (GE share)	(59)	(324)
Adjusted Oil & Gas segment profit (Non-GAAP)	$222	$181	23%

Adjusted GE Oil & Gas segment profit* measures Oil & Gas reported segment profit excluding the effects of restructuring and other charges. We believe that this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations of our Oil & Gas segment.

*Non-GAAP Financial Measure

30 2019 1Q FORM 10-Q

MD&A	NON-GAAP FINANCIAL MEASURES

GE EFFECTIVE TAX RATES, EXCLUDING GE CAPITAL EARNINGS (NON-GAAP)	Three months ended March 31
(In millions)	2019	2018

GE earnings (loss) from continuing operations before income taxes (GAAP)	$1,363	$383
Less: GE Capital earnings (loss) from continuing operations	135	(215)
GE Industrial earnings (loss) from continuing operations before income taxes (Non-GAAP)	1,228	599

GE provision (benefit) for income taxes (GAAP)	$350	$89
GE effective tax rate, excluding GE Capital earnings (Non-GAAP)	29%	15%

We believe that the GE effective tax rate is best analyzed in relation to GE earnings before income taxes excluding the GE Capital net earnings* from continuing operations, as GE tax expense does not include taxes on GE Capital earnings. Management believes that in addition to the Consolidated and GE Capital tax rates shown in Note 14 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2018, this supplemental measure provides investors with useful information as it presents the GE effective tax rate that can be used in comparing the GE results to other non-financial services businesses.

GE INDUSTRIAL FREE CASH FLOWS (FCF) AND ADJUSTED GE INDUSTRIAL FCF (NON-GAAP)	Three months ended March 31
(Dollars in millions)	2019	2018
GE CFOA (GAAP)	$(884)	$(1,117)
Add: gross additions to property, plant and equipment	(837)	(854)
Add: gross additions to internal-use software	(74)	(89)
Less: GE Pension Plan funding	—	(287)
Less: taxes related to business sales	(8)	—
GE Industrial Free Cash Flows (Non-GAAP)	$(1,786)	$(1,774)

Less: Oil & Gas CFOA	(184)	291
Less: Oil & Gas gross additions to property, plant and equipment	(286)	(173)
Less: Oil & Gas gross additions to internal-use software	(8)	(9)
Add: BHGE Class B shareholder dividend	94	127
Adjusted GE Industrial Free Cash Flows (Non-GAAP)	$(1,216)	$(1,756)

In 2018, GE transitioned from reporting an Adjusted GE Industrial CFOA metric to measuring itself on a GE Industrial Free Cash Flows basis*. This metric includes GE CFOA plus investments in property, plant and equipment and additions to internal-use software; this metric excludes any dividends received from GE Capital and any cash received from dispositions of property, plant and equipment.

We believe that investors may also find it useful to compare GE’s Industrial free cash flows* performance without the effects of cash used for taxes related to business sales and contributions to the GE Pension Plan. We believe that this measure will better allow management and investors to evaluate the capacity of our industrial operations to generate free cash flows. In addition, we report Adjusted GE Industrial Free Cash Flows* in order to provide a more fair representation of the cash that we are entitled to utilize in a given period. We also use Adjusted GE Industrial Free Cash Flows* as a performance metric at the company-wide level for our annual executive incentive plan.

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

*Non-GAAP Financial Measure

2019 1Q FORM 10-Q 31

MD&A	NON-GAAP FINANCIAL MEASURES

GE INDUSTRIAL NET DEBT (NON-GAAP) (In millions)	March 31, 2019	December 31, 2018
Total GE short- and long-term borrowings (GAAP)	$67,163	$68,543
Less: GE Capital short- and long-term debt assumed by GE	35,433	36,262
Less: BHGE total borrowings	6,315	6,303
Add: intercompany loans from GE Capital	13,749	13,749
Total adjusted GE borrowings	39,164	39,727
Total pension and retiree benefit plan liabilities (pre-tax)(a)	27,159	27,159
Less: taxes at 21%	5,703	5,703
Total pension and retiree benefit plan liabilities (net of tax)	21,456	21,456
GE operating lease liabilities(b)	4,467	5,550
Less: BHGE operating lease liabilities	869	1,682
Total operating lease liabilities excluding BHGE	3,598	3,868
GE preferred stock	5,613	5,573
Less: 50% of GE preferred stock	2,806	2,787
50% of preferred stock	2,806	2,787
Deduction for total GE cash, cash equivalents and restricted cash	(20,069)	(20,355)
Less: BHGE cash, cash equivalents and restricted cash	(3,073)	(3,723)
Deduction for total GE cash, cash equivalents and restricted cash, excluding BHGE	(16,996)	(16,632)
Less: 25% of GE cash, cash equivalents and restricted cash, excluding BHGE	(4,249)	(4,158)
Deduction for 75% of GE cash, cash equivalents and restricted cash, excluding BHGE	(12,747)	(12,474)
Total GE Industrial net debt (Non-GAAP)	$54,276	$55,363

(a) Represents the total underfunded status of Principal pension plans ($18,491 million), Other pension plans ($3,877 million), and Retiree health and life benefit plans ($4,791 million) at December 31, 2018. The funded status of our benefit plans is updated annually in the fourth quarter.

(b) Operating lease liabilities at December 31, 2018 were derived using the former rating agency methodology of multiplying annual rental expense by 3. With the January 1, 2019 adoption of ASU No. 2016-02, Leases, operating lease liabilities are now presented on the Statement of Financial Position.

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

*Non-GAAP FInancial Measure

32 2019 1Q FORM 10-Q

OTHER

CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2019, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

OTHER FINANCIAL DATA
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program(a)	Approximate dollar value of shares that may yet be purchased under our share repurchase program(a)
(Shares in thousands)

2019
January	837	$8.78	837
February	215	10.38	215
March	—	—	—
Total	1,052	$9.11	1,052	$—

(a)
Shares were repurchased through the GE Stock Direct program, our retail stock plan, up through February 8, 2019. No repurchases by GE were conducted under the program subsequent to that date, and no further repurchases by GE have been authorized.

2019 1Q FORM 10-Q 33

RISK FACTORS

RISK FACTORS
The risk factor set forth below updates the corresponding risk factor in our Annual Report on Form 10-K for the year ended December 31, 2018. In addition to the risk factor below, you should carefully consider the risk factors discussed in our most recent Form 10-K report, which could materially affect our business, financial position and results of operations.
Product safety - Our products and services are highly sophisticated and specialized, and a major product failure or similar event affecting our products or our customers’ products could adversely affect our business, reputation, financial position and results of operations.
We produce highly sophisticated products and provide specialized services for both our and third-party products that incorporate or use complex or leading-edge technology, including both hardware and software. Many of our products and services involve complex industrial machinery or infrastructure projects, such as commercial jet engines, gas turbines, offshore oil and gas drilling or nuclear power generation, and accordingly the impact of a catastrophic product failure or similar event could be significant. In particular, actual or perceived design or production issues related to new product introductions or relatively new product lines can result in significant reputational harm to our businesses, in addition to direct warranty, maintenance and other costs that may arise, and a more significant product issue resulting in widespread outages, a fleet grounding or similar systemic consequences could have a material adverse effect on our business, financial position and results of operations. We may also incur increased costs, delayed payments or lost equipment or services revenue in connection with a significant issue with a third party’s product with which our products are integrated. For example, a fleet grounding of aircraft for reasons unrelated to our products could have an adverse effect on our business. While we have built operational processes to ensure that our product design, manufacture, performance and servicing meet rigorous quality standards, there can be no assurance that we or our customers or other third parties will not experience operational process or product failures and other problems, including through manufacturing or design defects, process or other failures of contractors or third-party suppliers, cyber-attacks or other intentional acts, that could result in potential product, safety, regulatory or environmental risks.

34 2019 1Q FORM 10-Q

LEGAL PROCEEDINGS

LEGAL PROCEEDINGS
The following information supplements and amends our discussion set forth under “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We also incorporate the information reported under "Legal Proceedings" in Baker Hughes, a GE company's most recent Form 10-K report and updates in its Form 10-Q reports.

WMC. At March 31, 2019, there was one active lawsuit in which our discontinued U.S. mortgage business, WMC, is a party. The lawsuit is pending in the United States District Court for the District of Connecticut. TMI Trust Company (TMI), as successor to Law Debenture Trust Company of New York, is asserting claims on approximately $800 million of mortgage loans, and alleges losses on these loans in excess of $425 million. Trial in this case commenced in January 2018. The parties concluded their presentation of evidence and delivered closing arguments in June 2018. Based on a joint application by the parties and subsequent renewals, the District Court has stayed the proceedings in light of ongoing settlement negotiations. In April 2019, the securitization trustee notified the bondholders in SABR 2006-WM2, the securitization trust at issue in the lawsuit, of a proposed settlement of the lawsuit and requested that bondholders express any view on whether the trustee should accept or reject the proposed settlement. The amount of the claim at issue in the TMI case reflects the purchase price or unpaid principal balances of the mortgage loans at issue at the time of purchase and does not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. All of the mortgage loans involved in this lawsuit are included in WMC’s reported claims at March 31, 2019. See Note 19 to the consolidated financial statements for further information.

In December 2015, we learned that, as part of continuing industry-wide investigation of subprime mortgages, the Civil Division of the U.S. Department of Justice (DOJ) had initiated an investigation of potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) by WMC and its affiliates arising out of the origination, purchase or sale of residential mortgage loans between January 1, 2005 and December 31, 2007. In January 2019, we announced an agreement in principle with the United States to settle this matter, and in April 2019, the parties entered into a definitive settlement agreement. Under the agreement, which concludes this investigation, GE, without admitting liability or wrongdoing, paid the United States a civil penalty of $1.5 billion on behalf of itself and WMC, consistent with the reserve recorded for this matter.
In April 2019, WMC commenced a case under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. WMC intends to file a Chapter 11 plan seeking an efficient and orderly resolution of all claims, demands, rights, and/or liabilities to be asserted by or against WMC as the debtor.
Alstom legacy matters. In connection with our acquisition of Alstom’s Thermal, Renewables and Grid businesses in November 2015, we are subject to legacy legal proceedings and legal compliance risks that relate to claimed anti-competitive conduct or improper payments by Alstom in the pre-acquisition period. See Note 19 to the consolidated financial statements for further information.

EC merger notification objections. In July 2017, the European Commission (EC) issued a statement of objections with its preliminary conclusion that GE provided incorrect or misleading information about its research and development activities regarding high-power offshore wind turbines during the EC’s review of GE’s planned acquisition of LM Wind. We filed a reply in April 2018 setting forth our position on the EC's statement of objections, and on April 8, 2019, the EC provided notification that it would impose a fine of approximately $59 million in connection with the matter.

Shareholder lawsuits. Since November 2017, several putative shareholder class actions under the federal securities laws have been filed against GE and certain affiliated individuals and consolidated into a single action currently pending in the U.S. District Court for the Southern District of New York (the Hachem case). In October 2018, the lead plaintiff filed a fourth amended consolidated class action complaint naming as defendants GE and current and former GE executive officers. It alleges violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 related to insurance reserves and accounting for long-term service agreements and seeks damages on behalf of shareowners who acquired GE stock between February 27, 2013 and January 23, 2018. GE has filed a motion to dismiss, and briefing on that motion concluded in October 2018.

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

2019 1Q FORM 10-Q 35

LEGAL PROCEEDINGS

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

In July 2018, a putative class action (the Mahar case) was filed in New York state court naming as defendants GE, former GE executive officers, a former member of GE’s Board of Directors and KPMG. It alleged violations of Sections 11, 12 and 15 of the Securities Act of 1933 based on alleged misstatements related to insurance reserves and performance of GE’s business segments in GE Stock Direct Plan registration statements and documents incorporated therein by reference and seeks damages on behalf of shareowners who acquired GE stock between July 20, 2015 and July 19, 2018 through the GE Stock Direct Plan. In February 2019, this case was dismissed. In March 2019, plaintiffs filed an amended derivative complaint naming the same defendants. In April 2019, GE filed a motion to dismiss the amended complaint.

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

In December 2018, a putative class action (the Varga case) was filed in the U.S. District Court for the Northern District of New York naming GE and a former GE executive officer as defendants in connection with the oversight of the GE RSP. It alleges that the defendants breached fiduciary duties under the Employee Retirement Income Security Act of 1974 (ERISA) by failing to advise GE RSP participants that GE Capital insurance subsidiaries were allegedly under-reserved and continued to retain a GE stock fund as an investment option in the GE RSP. The plaintiffs seek unspecified damages on behalf of a class of GE RSP participants and beneficiaries from January 1, 2010 through January 19, 2018 or later. In April 2019, GE filed a motion to dismiss.

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

In February 2019, a securities action (the Touchstone case) was filed in the U.S. District Court for the Southern District of New York naming as defendants GE and current and former GE executive officers. It alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Section 1707.43 of the Ohio Securities Act and common law fraud based on alleged misstatements regarding insurance reserves, GE Power’s revenue recognition practices related to Long Term Service Agreements, GE’s acquisition of Alstom, and the goodwill recognized in connection with that transaction. The lawsuit seeks damages on behalf of six institutional investors who purchased GE common stock between August 1, 2014 and October 30, 2018 and recission of those purchases.
These cases are at an early stage; we believe we have defenses to the claims and are responding accordingly.

36 2019 1Q FORM 10-Q

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AND NOTES

2019 1Q FORM 10-Q 37

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)	Three months ended March 31
(UNAUDITED)	General Electric Company and consolidated affiliates
(In millions; per-share amounts in dollars)	2019	2018

Revenues
Sales of goods	$16,198	$16,742
Sales of services	9,144	9,260
GE Capital revenues from services	1,944	1,786
Total revenues (Note 9)	27,286	27,788

Costs and expenses
Cost of goods sold	13,551	13,756
Cost of services sold	6,802	7,155
Selling, general and administrative expenses	4,146	4,088
Interest and other financial charges	1,133	1,282
Insurance losses and annuity benefits	611	630
Non-operating benefit costs	566	685
Other costs and expenses	81	121
Total costs and expenses	26,889	27,716

Other income	878	204
GE Capital earnings (loss) from continuing operations	—	—

Earnings (loss) from continuing operations before income taxes	1,275	277
Benefit (provision) for income taxes	(222)	50
Earnings (loss) from continuing operations	1,053	328
Earnings (loss) from discontinued operations, net of taxes (Note 2)	2,592	(1,441)
Net earnings (loss)	3,645	(1,113)
Less net earnings (loss) attributable to noncontrolling interests	57	34
Net earnings (loss) attributable to the Company	3,588	(1,147)
Preferred stock dividends	(40)	(37)
Net earnings (loss) attributable to GE common shareowners	$3,549	$(1,184)

Amounts attributable to GE common shareowners
Earnings (loss) from continuing operations	$1,053	$328
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	59	30
Earnings (loss) from continuing operations attributable to the Company	994	297
Preferred stock dividends	(40)	(37)
Earnings (loss) from continuing operations attributable
to GE common shareowners	954	261
Earnings (loss) from discontinued operations, net of taxes	2,592	(1,441)
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	(2)	4
Net earnings (loss) attributable to GE common shareowners	$3,549	$(1,184)

Per-share amounts (Note 16)
Earnings (loss) from continuing operations
Diluted earnings (loss) per share	$0.11	$0.03
Basic earnings (loss) per share	$0.11	$0.03

Net earnings (loss)
Diluted earnings (loss) per share	$0.40	$(0.14)
Basic earnings (loss) per share	$0.41	$(0.14)

Dividends declared per common share	$0.01	$0.12
Amounts may not add due to rounding.
See accompanying notes.

38 2019 1Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS) (CONTINUED)	Three months ended March 31
(UNAUDITED)	GE(a)		Financial Services (GE Capital)
(In millions; per-share amounts in dollars)	2019	2018	2019	2018

Revenues
Sales of goods	$16,264	$16,733	$16	$32
Sales of services	9,145	9,288	—	—
GE Capital revenues from services	—	—	2,210	2,141
Total revenues	25,409	26,022	2,227	2,173

Costs and expenses
Cost of goods sold	13,625	13,748	13	25
Cost of services sold	6,351	6,665	486	525
Selling, general and administrative expenses	3,939	3,883	267	343
Interest and other financial charges	588	639	677	819
Insurance losses and annuity benefits	—	—	633	645
Non-operating benefit costs	562	681	5	4
Other costs and expenses	—	—	99	133
Total costs and expenses	25,065	25,615	2,180	2,495

Other income	884	192	—	—
GE Capital earnings (loss) from continuing operations	135	(215)	—	—

Earnings (loss) from continuing operations before income taxes	1,363	383	47	(321)
Benefit (provision) for income taxes	(350)	(89)	128	139
Earnings (loss) from continuing operations	1,013	295	175	(182)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	2,592	(1,441)	35	(1,553)
Net earnings (loss)	3,606	(1,146)	210	(1,735)
Less net earnings (loss) attributable to noncontrolling interests	57	38	—	(4)
Net earnings (loss) attributable to the Company	3,549	(1,184)	210	(1,731)
Preferred stock dividends	—	—	(40)	(37)
Net earnings (loss) attributable to GE common shareowners	$3,549	$(1,184)	$171	$(1,768)

Amounts attributable to GE common shareowners:
Earnings (loss) from continuing operations	$1,013	$295	$175	$(182)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	59	34	—	(4)
Earnings (loss) from continuing operations attributable to the Company	954	261	175	(179)
Preferred stock dividends	—	—	(40)	(37)
Earnings (loss) from continuing operations attributable
to GE common shareowners	954	261	135	(215)
Earnings (loss) from discontinued operations, net of taxes	2,592	(1,441)	35	(1,553)
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	(2)	4	—	—
Net earnings (loss) attributable to GE common shareowners	$3,549	$(1,184)	$171	$(1,768)

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.
Amounts may not add due to rounding.

2019 1Q FORM 10-Q 39

FINANCIAL STATEMENTS

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)	Three months ended March 31
(In millions)	2019	2018

Net earnings (loss)	$3,645	$(1,113)
Less net earnings (loss) attributable to noncontrolling interests	57	34
Net earnings (loss) attributable to the Company	$3,588	$(1,147)

Other comprehensive income (loss)
Investment securities	$24	$99
Currency translation adjustments	423	830
Cash flow hedges	38	55
Benefit plans	545	717
Other comprehensive income (loss)	1,031	1,702
Less other comprehensive income (loss) attributable to noncontrolling interests	101	160
Other comprehensive income (loss) attributable to the Company	$930	$1,542

Comprehensive income (loss)	$4,675	$588
Less comprehensive income (loss) attributable to noncontrolling interests	158	194
Comprehensive income (loss) attributable to the Company	$4,517	$395
Amounts presented net of taxes.
Amounts may not add due to rounding.
See accompanying notes.

40 2019 1Q FORM 10-Q

FINANCIAL STATEMENTS

[PAGE INTENTIONALLY LEFT BLANK]

2019 1Q FORM 10-Q 41

FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL POSITION	General Electric Company and consolidated affiliates
(In millions, except share amounts)	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Cash, cash equivalents and restricted cash(a)	$34,905	$34,847
Investment securities (Note 3)	38,275	33,835
Current receivables (Note 4)	19,518	19,484
Inventories (Note 5)	19,419	18,439
Financing receivables – net (Note 6)	7,111	7,699
Other GE Capital receivables	6,794	6,674
Property, plant and equipment – net (Note 7)	50,265	49,839
Operating lease right-of-use assets (Note 7)	4,016	—
Receivable from GE Capital	—	—
Investment in GE Capital	—	—
Goodwill (Note 8)	53,194	58,730
Other intangible assets – net (Note 8)	17,053	17,897
Contract and other deferred assets (Note 10)	19,371	19,231
All other assets	19,381	19,893
Deferred income taxes (Note 14)	11,413	12,129
Assets of businesses held for sale (Note 2)	9,910	1,630
Assets of discontinued operations (Note 2)	4,459	9,257
Total assets(b)	$315,082	$309,585

Liabilities and equity
Short-term borrowings (Note 11)	$15,953	$12,821
Short-term borrowings assumed by GE (Note 11)	—	—
Accounts payable, principally trade accounts	17,059	16,722
Progress collections and deferred income (Note 10)	20,225	20,577
Dividends payable	94	95
Other GE current liabilities	17,881	15,770
Non-recourse borrowings of consolidated securitization entities (Note 11)	1,350	1,875
Long-term borrowings (Note 11)	90,223	95,234
Long-term borrowings assumed by GE (Note 11)	—	—
Operating lease liabilities (Note 7)	4,180	—
Insurance liabilities and annuity benefits (Note 12)	36,769	35,562
Non-current compensation and benefits	32,864	33,775
All other liabilities	18,980	20,837
Liabilities of businesses held for sale (Note 2)	1,801	708
Liabilities of discontinued operations (Note 2)	1,643	3,747
Total liabilities(b)	259,020	257,722

Redeemable noncontrolling interests (Note 15)	416	382

Preferred stock (5,939,875 shares outstanding at both March 31, 2019 and December 31, 2018)	6	6
Common stock (8,720,808,000 and 8,702,227,000 shares outstanding at March 31, 2019 and December 31, 2018, respectively)	702	702
Accumulated other comprehensive income (loss) – net attributable to GE(c)
Investment securities	(16)	(39)
Currency translation adjustments	(5,810)	(6,134)
Cash flow hedges	49	13
Benefit plans	(7,708)	(8,254)
Other capital	34,345	35,504
Retained earnings	96,921	93,109
Less common stock held in treasury	(83,328)	(83,925)
Total GE shareowners’ equity	35,161	30,981
Noncontrolling interests(d) (Note 15)	20,485	20,500
Total equity (Note 15)	55,646	51,481
Total liabilities, redeemable noncontrolling interests and equity	$315,082	$309,585

(a)	Includes restricted cash of $507 million and $492 million at March 31, 2019 and December 31, 2018, respectively.

(b)
Our consolidated assets at March 31, 2019 included total assets of $4,517 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets included current receivables and net financing receivables of $2,851 million within continuing operations and assets of discontinued operations of $109 million. Our consolidated liabilities at March 31, 2019 included liabilities of certain VIEs for which the VIE creditors do not have recourse to GE. These liabilities included non-recourse borrowings of consolidated securitization entities (CSEs) of $(1,350) million within continuing operations. See Note 18.

(c)	The sum of accumulated other comprehensive income (loss) (AOCI) attributable to the Company was $(13,485) million and $(14,414) million at March 31, 2019 and December 31, 2018, respectively.

(d)	Included AOCI attributable to noncontrolling interests of $(350) million and $(451) million at March 31, 2019 and December 31, 2018, respectively.
Amounts may not add due to rounding.
See accompanying notes.

42 2019 1Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL POSITION (CONTINUED)	GE(a)		Financial Services (GE Capital)
(In millions, except share amounts)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(Unaudited)		(Unaudited)
Assets
Cash, cash equivalents and restricted cash(b)	$20,069	$20,355	$14,836	$14,492
Investment securities (Note 3)	4,004	514	34,345	33,393
Current receivables (Note 4)	15,936	15,103	—	—
Inventories (Note 5)	19,370	18,389	49	50
Financing receivables - net (Note 6)	—	—	12,007	13,628
Other GE Capital receivables	—	—	14,063	15,361
Property, plant and equipment – net (Note 7)	20,640	21,056	30,000	29,510
Operating lease right-of-use assets (Note 7)	4,291	—	271	—
Receivable from GE Capital(c)(d)	21,684	22,513	—	—
Investment in GE Capital	11,744	11,412	—	—
Goodwill (Note 8)	52,316	57,826	878	904
Other intangible assets – net (Note 8)	16,833	17,661	220	236
Contract and other deferred assets (Note 10)	19,371	19,231	—	—
All other assets	10,385	10,164	9,315	9,819
Deferred income taxes (Note 14)	9,466	10,189	1,942	1,936
Assets of businesses held for sale (Note 2)	9,602	1,525	—	—
Assets of discontinued operations (Note 2)	187	4,573	4,272	4,610
Total assets	$235,897	$230,510	$122,198	$123,939

Liabilities and equity
Short-term borrowings(c) (Note 11)	$4,632	$5,192	$5,847	$4,999
Short-term borrowings assumed by GE(c) (Note 11)	6,470	4,207	2,436	2,684
Accounts payable, principally trade accounts	21,018	22,085	2,086	1,612
Progress collections and deferred income (Note 10)	20,469	20,833	—	—
Dividends payable	94	95	—	—
Other GE current liabilities	17,881	15,770	—	—
Non-recourse borrowings of consolidated securitization entities (Note 11)	—	—	1,350	1,875
Long-term borrowings(d) (Note 11)	27,097	27,089	34,225	36,154
Long-term borrowings assumed by GE(c)(d) (Note 11)	28,964	32,054	19,249	19,828
Operating lease liabilities (Note 7)	4,467	—	257	—
Insurance liabilities and annuity benefits (Note 12)	—	—	37,313	35,994
Non-current compensation and benefits	32,244	32,910	611	856
All other liabilities	14,445	15,717	5,655	6,724
Liabilities of businesses held for sale (Note 2)	1,839	748	—	—
Liabilities of discontinued operations (Note 2)	222	1,947	1,421	1,800
Total liabilities	179,840	178,648	110,450	112,527

Redeemable noncontrolling interests (Note 15)	416	382	—	—

Preferred stock (5,939,875 shares outstanding at both March 31, 2019 and December 31, 2018)	6	6	6	6
Common stock (8,720,808,000 and 8,702,227,000 shares outstanding at March 31, 2019 and December 31, 2018, respectively)	702	702	—	—
Accumulated other comprehensive income (loss) - net attributable to GE
Investment securities	(16)	(39)	(10)	(32)
Currency translation adjustments	(5,810)	(6,134)	(303)	(162)
Cash flow hedges	49	13	71	53
Benefit plans	(7,708)	(8,254)	(627)	(642)
Other capital	34,345	35,504	12,997	12,883
Retained earnings	96,921	93,109	(392)	(694)
Less common stock held in treasury	(83,328)	(83,925)	—	—
Total GE shareowners’ equity	35,161	30,981	11,743	11,412
Noncontrolling interests (Note 15)	20,480	20,499	5	1
Total equity (Note 15)	55,641	51,480	11,748	11,412
Total liabilities, redeemable noncontrolling interests and equity	$235,897	$230,510	$122,198	$123,939

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

(b)
GE restricted cash was $444 million and $459 million at March 31, 2019 and December 31, 2018, respectively, and GE Capital restricted cash was $63 million and $33 million at March 31, 2019 and December 31, 2018, respectively.

(c)
At March 31, 2019, the remaining GE Capital borrowings that had been assumed by GE as part of the GE Capital Exit Plan was $35,433 million ($6,470 million short term and $28,964 million long term), for which GE has an offsetting receivable from GE Capital of $21,684 million. The difference of $13,749 million represents the amount of borrowings GE Capital had funded with available cash to GE via an intercompany loan in lieu of GE issuing borrowings externally. See Note 11 for further information.

(d)
At March 31, 2019, total GE borrowings comprises of GE-issued borrowings of $31,729 million ($4,632 million short term and $27,097 million long term) and the $13,749 million of borrowings from GE Capital as described in note (c) above for a total of $45,478 million (including $6,315 million BHGE borrowings). See Note 11 for further information.

Amounts may not add due to rounding.

2019 1Q FORM 10-Q 43

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS	Three months ended March 31
(UNAUDITED)	General Electric Company and consolidated affiliates
(In millions)	2019	2018

Cash flows – operating activities
Net earnings (loss)	$3,645	$(1,113)
(Earnings) loss from discontinued operations	(2,592)	1,441
Adjustments to reconcile net earnings (loss)
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment (Note 7)	1,249	1,272
Amortization of intangible assets (Note 8)	463	602
(Earnings) loss from continuing operations retained by GE Capital	—	—
(Gains) losses on purchases and sales of business interests	(254)	63
Principal pension plans cost (Note 13)	868	1,065
Principal pension plans employer contributions	(65)	(345)
Other postretirement benefit plans (net)	(296)	(423)
Provision (benefit) for income taxes	222	(50)
Cash recovered (paid) during the year for income taxes	(356)	(313)
Decrease (increase) in contract and other deferred assets	(628)	(299)
Decrease (increase) in GE current receivables	315	752
Decrease (increase) in inventories	(1,382)	(1,019)
Increase (decrease) in accounts payable	173	(59)
Increase (decrease) in GE progress collections	(271)	(165)
All other operating activities	(935)	(1,092)
Cash from (used for) operating activities – continuing operations	157	317
Cash from (used for) operating activities – discontinued operations	(115)	(5)
Cash from (used for) operating activities	42	312

Cash flows – investing activities
Additions to property, plant and equipment	(1,680)	(1,790)
Dispositions of property, plant and equipment	1,126	624
Additions to internal-use software	(77)	(97)
Net decrease (increase) in financing receivables	353	303
Proceeds from sale of discontinued operations	2,865	29
Proceeds from principal business dispositions	569	12
Net cash from (payments for) principal businesses purchased	—	—
All other investing activities	234	441
Cash from (used for) investing activities – continuing operations	3,390	(479)
Cash from (used for) investing activities – discontinued operations	51	(87)
Cash from (used for) investing activities	3,442	(566)

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(446)	(1,281)
Newly issued debt (maturities longer than 90 days)	731	199
Repayments and other debt reductions (maturities longer than 90 days)	(3,558)	(9,256)
Net dispositions (purchases) of GE shares for treasury	40	(8)
Dividends paid to shareowners	(88)	(1,043)
All other financing activities	(244)	(501)
Cash from (used for) financing activities – continuing operations	(3,565)	(11,890)
Cash from (used for) financing activities – discontinued operations	(42)	(9)
Cash from (used for) financing activities	(3,607)	(11,899)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	78	208
Increase (decrease) in cash, cash equivalents and restricted cash	(45)	(11,945)
Cash, cash equivalents and restricted cash at beginning of year	35,548	44,724
Cash, cash equivalents and restricted cash at March 31	35,503	32,779
Less cash, cash equivalents and restricted cash of discontinued operations at March 31	598	779
Cash, cash equivalents and restricted cash of continuing operations at March 31	$34,905	$32,000
Amounts may not add due to rounding.
See accompanying notes.

44 2019 1Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS (CONTINUED)	Three months ended March 31
(UNAUDITED)	GE(a)		Financial Services (GE Capital)
(In millions)	2019	2018	2019	2018

Cash flows – operating activities
Net earnings (loss)	$3,606	$(1,146)	$210	$(1,735)
(Earnings) loss from discontinued operations	(2,592)	1,441	(35)	1,553
Adjustments to reconcile net earnings (loss)
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment (Note 7)	759	730	488	531
Amortization of intangible assets (Note 8)	449	590	13	12
(Earnings) loss from continuing operations retained by GE Capital(b)	(135)	215	—	—
(Gains) losses on purchases and sales of business interests	(254)	63	—	—
Principal pension plans cost (Note13)	868	1,065	—	—
Principal pension plans employer contributions	(65)	(345)	—	—
Other postretirement benefit plans (net)	(299)	(417)	3	(6)
Provision (benefit) for income taxes	350	89	(128)	(139)
Cash recovered (paid) during the year for income taxes	(348)	(294)	(8)	(19)
Decrease (increase) in contract and other deferred assets	(628)	(299)	—	—
Decrease (increase) in GE current receivables	(287)	(60)	—	—
Decrease (increase) in inventories	(1,308)	(1,023)	3	8
Increase (decrease) in accounts payable	(58)	(348)	(41)	49
Increase (decrease) in GE progress collections	(283)	(12)	—	—
All other operating activities (Note 20)	(658)	(1,366)	(455)	285
Cash from (used for) operating activities – continuing operations	(884)	(1,117)	50	539
Cash from (used for) operating activities – discontinued operations	(345)	105	(86)	(33)
Cash from (used for) operating activities	(1,229)	(1,012)	(36)	506

Cash flows – investing activities
Additions to property, plant and equipment	(837)	(854)	(911)	(972)
Dispositions of property, plant and equipment	138	166	993	459
Additions to internal-use software	(74)	(89)	(3)	(8)
Net decrease (increase) in financing receivables	—	—	1,673	2,933
Proceeds from sale of discontinued operations	2,865	—	—	29
Proceeds from principal business dispositions	561	12	396	—
Net cash from (payments for) principal businesses purchased	(396)	—	—	—
All other investing activities (Note 20)	(302)	(658)	1,655	46
Cash from (used for) investing activities – continuing operations	1,955	(1,425)	3,802	2,487
Cash from (used for) investing activities – discontinued operations	215	(90)	152	(74)
Cash from (used for) investing activities	2,170	(1,515)	3,954	2,412

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(1,171)	(1,277)	(612)	(892)
Newly issued debt (maturities longer than 90 days)	248	412	483	72
Repayments and other debt reductions (maturities longer than 90 days)	(302)	(916)	(3,255)	(8,383)
Net dispositions (purchases) of GE shares for treasury	40	(8)	—	—
Dividends paid to shareowners	(88)	(1,043)	(38)	—
All other financing activities (Note 20)	(149)	(469)	(95)	(32)
Cash from (used for) financing activities – continuing operations	(1,422)	(3,302)	(3,518)	(9,234)
Cash from (used for) financing activities – discontinued operations	(41)	(9)	(1)	—
Cash from (used for) financing activities	(1,464)	(3,311)	(3,519)	(9,234)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	68	133	10	75
Increase (decrease) in cash, cash equivalents and restricted cash	(455)	(5,705)	409	(6,241)
Cash, cash equivalents and restricted cash at beginning of year	20,528	18,822	15,020	25,902
Cash, cash equivalents and restricted cash at March 31	20,073	13,118	15,429	19,661
Less cash, cash equivalents and restricted cash of discontinued operations at March 31	5	130	593	650
Cash, cash equivalents and restricted cash of continuing operations at March 31	$20,069	$12,988	$14,836	$19,012

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

(b)	Represents GE Capital earnings (loss) from continuing operations attributable to the Company, net of GE Capital common dividends paid to GE.

2019 1Q FORM 10-Q 45

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated financial statements represent the consolidation of General Electric Company (the Company) and all companies that we directly or indirectly control, either through majority ownership or otherwise. See Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 that discusses our consolidation and financial statement presentation. As used in these financial statements, “GE” represents the adding together of all affiliated companies except GE Capital (GE Capital or Financial Services), whose continuing operations are presented on a one-line basis; GE Capital consists of GE Capital Global Holdings, LLC (GECGH) and all of its affiliates; and “Consolidated” represents the adding together of GE and GE Capital with the effects of transactions between the two eliminated.

We have reclassified certain prior-period amounts to conform to the current-period presentation. Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in millions. Unless otherwise indicated, information in these notes to the consolidated financial statements relates to continuing operations.

The consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2018.

Our significant accounting policies are described in Note 1 to the consolidated financial statements of our aforementioned Annual Report. We include herein certain updates to those policies.

LEASE ACCOUNTING
We determine if an arrangement is a lease or a service contract at inception. Where an arrangement is a lease we determine if it is an operating lease or a finance lease. Subsequently, if the arrangement is modified we reevaluate our classification.

Lessee. At lease commencement, we record a lease liability and corresponding right-of-use (ROU) asset. Lease liabilities represent the present value of our future lease payments over the expected lease term which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. We have elected to include lease and non-lease components in determining our lease liability for all leased assets except our vehicle leases. Non-lease components are generally services that the lessor performs for the Company associated with the leased asset. For those leases with payments based on an index, the lease liability is determined using the index at lease commencement. Lease payments based on increases in the index subsequent to lease commencement are recognized as variable lease expense as they occur. The present value of our lease liability is determined using our incremental collateralized borrowing rate at lease inception. ROU assets represent our right to control the use of the leased asset during the lease and are recognized in an amount equal to the lease liability. Over the lease term we use the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized to earning in a manner that results in a straight-line expense recognition in the Statement of Earnings. A ROU asset and lease liability is not recognized for leases with an initial term of 12 months or less and we recognize lease expense for these leases on a straight-line basis over the lease term.

Lessor. Equipment leased to others under operating leases are included in property, plant and equipment and leases classified as finance leases are included in financing receivables on our Statement of Financial Position. Refer to Notes 6 and 7 for additional information.

ACCOUNTING CHANGES
On January 1, 2019, we adopted ASU No. 2016-02, Leases. Upon adoption, we recorded a $317 million increase to retained earnings, primarily attributable to the release of deferred gains on sale-lease back transactions. Our right-of-use assets and lease liabilities for operating leases excluding discontinued operations and held for sale were $4,016 million and $4,180 million, respectively, as of March 31, 2019. After the adoption date, cash collections of principal on financing leases, will be classified as Cash from operating activities in our consolidated Statement of Cash Flows. Previously such flows were classified as Cash from investing activities.

On January 1, 2019, we adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU requires certain changes to the presentation of hedge accounting in the financial statements and some new or modified disclosures. The ASU also simplifies the application of hedge accounting and expands the strategies that qualify for hedge accounting. Upon adoption, we recorded an increase to retained earnings and a decrease to borrowings of $52 million related to changes to the measurement of hedged interest rate risks.

46 2019 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS
ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE
On February 25, 2019, we announced an agreement to sell our BioPharma business within our Healthcare segment to Danaher
Corporation for total consideration of approximately $21.4 billion. In the first quarter of 2019, we classified assets of $8,388 million (including goodwill of $5,548) and liabilities of $1,091 million of this business as held for sale. We expect to complete the sale of the business in the fourth quarter of 2019.

On November 13, 2017, the Company announced its intention to exit approximately $20 billion of assets over the next one to two years. Since this announcement, GE has classified various businesses across our Power, Aviation, and Healthcare segments, and Corporate as held for sale. As these businesses met the criteria for held for sale, we presented these businesses as a single asset and liability in our financial statements and recognized a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value, less cost to sell. In the first quarter of 2019, we closed certain of these transactions within Corporate and our Power segment for total net proceeds of $572 million, recognized a pre-tax gain of $212 million in the caption “Other income” in our consolidated Statement of Earnings (Loss) and liquidated $46 million of our previously recorded valuation allowance. These transactions are subject to customary working capital and other post-close adjustments.

While we previously announced an orderly separation of ownership of BHGE over time, this business has not met the accounting criteria for held for sale classification as of March 31, 2019. That classification will depend on the nature and timing of the sale transactions.

FINANCIAL INFORMATION FOR ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE (In millions)	March 31, 2019	December 31, 2018

Assets
Investment securities	$28	$—
Current receivables(a)	506	184
Inventories	953	529
Property, plant, and equipment – net and Operating lease right-of-use assets	1,075	423
Goodwill and Other intangible assets - net	6,601	884
Valuation allowance on disposal group classified as held for sale(b)	(935)	(1,013)
Deferred tax asset	942	—
Other assets	739	623
Assets of businesses held for sale	$9,910	$1,630

Liabilities
Accounts payable and Progress collections and deferred income(a)	$927	$428
Non-current compensation and benefits	539	152
Other liabilities	334	128
Liabilities of businesses held for sale	$1,801	$708

(a)
Includes GE current receivables sold to GE Capital of $308 million and $105 million at March 31, 2019 and December 31, 2018, respectively, and GE accounts payable for material procurement with GE Capital of $38 million and $40 million at March 31, 2019 and December 31, 2018, respectively. These intercompany balances, included within our held for sale businesses, are reported in the GE and GE Capital columns of our financial statements, and are eliminated in deriving our consolidated financial statements.

(b)	In the first quarter of 2019, we reduced the valuation allowance for certain held for sale businesses by $32 million.

DISCONTINUED OPERATIONS
Discontinued operations primarily relate to our Transportation segment and certain financial services businesses.

On February 25, 2019, we completed the spin-off and subsequent merger of our Transportation business with Wabtec, a U.S. rail equipment manufacturer. In the transaction, GE shareholders received shares of Wabtec common stock representing an approximate 24.3% ownership interest in Wabtec common stock. GE received $2,865 million in cash (net of certain deal related costs) as well as shares of Wabtec common stock and Wabtec non-voting convertible preferred stock that, together, represent approximately 24.9% ownership interest in Wabtec. In addition, GE is entitled to additional cash consideration up to $470 million for tax benefits that Wabtec realizes from the transaction. We reclassified our Transportation segment to discontinued operations in the first quarter of 2019.

As part of the transaction, we recorded a gain of $3,471 million ($2,508 million after-tax) in discontinued operations and a net after-tax decrease of $852 million in additional paid in capital in connection with the spin-off of approximately 49.4% of Transportation to our shareholders. The fair value of our interest in Wabtec’s common and preferred shares was $3,513 million based on the opening share price of $73.45 at the date of the transaction and was recorded in the caption “Investment securities” in our consolidated Statement of Financial Position. Any subsequent changes in fair value will be recognized in earnings in continuing operations. See Note 3 for further information. This interest is subject to certain trading restrictions and must be sold before the third anniversary of the transaction closing date.

2019 1Q FORM 10-Q 47

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued operations for our financial services businesses primarily relate to the GE Capital Exit Plan (our plan announced in 2015 to reduce the size of our financial services businesses) and were previously reported in the Capital segment. These discontinued operations primarily comprise residual assets and liabilities related to our exited U.S. mortgage business (WMC), our mortgage portfolio in Poland, and trailing liabilities associated with the sale of our GE Capital businesses.

During the first quarter of 2018, we recorded a reserve of $1,500 million in discontinued operations in connection with the United States Department of Justice (DOJ) ongoing investigation regarding potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) by WMC and GE Capital.

In January 2019, we announced an agreement in principle with the United States to settle this matter, and in April 2019, the parties entered into a definitive settlement agreement. Under the agreement, which concludes this investigation, GE, without admitting liability or wrongdoing, paid the United States a civil penalty of $1,500 million on behalf of itself and WMC.

Results of operations, financial position and cash flows for these businesses are reported as discontinued operations for all periods presented.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS (In millions)	Three months ended March 31
	2019	2018

Operations
Sales of goods and services	$549	$872
GE Capital revenues and other income (loss)	39	(1,472)	(a)
Cost of goods and services sold	(478)	(615)
Other costs and expenses	(84)	(224)

Earnings (loss) of discontinued operations before income taxes	$26	$(1,439)
Benefit (provision) for income taxes	13	(5)
Earnings (loss) of discontinued operations, net of taxes	$39	$(1,444)

Disposal
Gain (loss) on disposal before income taxes	$3,518	$4
Benefit (provision) for income taxes	(964)	(1)
Gain (loss) on disposal, net of taxes	$2,553	$3

Earnings (loss) from discontinued operations, net of taxes	$2,592	$(1,441)

Gains (loss) on disposals, net of taxes - Transportation	2,508	—
Gains (loss) on disposals, net of taxes - Capital	45	3
Earnings (loss) from discontinued operations, net of taxes - Transportation	2,557	112
Earnings (loss) from discontinued operations, net of taxes - Capital	35	(1,553)

(a)	Included a $1,500 million charge related to the DOJ investigation of potential violations of FIRREA by WMC and GE Capital.

FINANCIAL INFORMATION FOR ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS (In millions)	March 31, 2019	December 31, 2018

Assets
Cash, cash equivalents and restricted cash	$598	$701
Investment securities	204	195
Current receivables	149	389
Inventories	—	832
Financing receivables held for sale	2,656	2,745
Property, plant and equipment - net and Operating lease right-of-use assets	152	910
Goodwill and Intangible assets - net	—	1,146
Deferred income taxes	513	1,175
All other assets	188	1,163
Assets of discontinued operations	$4,459	$9,257	(a)

Liabilities
Accounts payable and Progress collections and deferred income	$53	$1,248
Operating lease liabilities	250	0
Other GE current liabilities	125	590
All other liabilities	1,215	1,909
Liabilities of discontinued operations	$1,643	$3,747	(a)

(a)
Included $4,573 million of assets and $1,871 million of liabilities related to our Transportation business as of December 31, 2018, which we classified as discontinued operations in the first quarter of 2019.

48 2019 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES
All of our debt securities are classified as available-for-sale and substantially all are investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations. All of our equity securities have readily determinable fair values and changes in fair value are recorded to earnings.

	March 31, 2019				December 31, 2018
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses (a)	Estimated fair value (b)	Amortized cost	Gross unrealized gains	Gross unrealized losses (a)	Estimated fair value (b)

Debt
U.S. corporate	$21,390	$2,903	$(71)	$24,222	$21,306	$2,257	$(357)	$23,206
Non-U.S. corporate	1,848	96	(12)	1,932	1,906	53	(76)	1,883
State and municipal	3,136	455	(37)	3,555	3,320	367	(54)	3,633
Mortgage and asset-backed	3,184	75	(15)	3,244	3,325	51	(54)	3,322
Government and agencies	1,604	79	(1)	1,682	1,603	63	(20)	1,645
Equity(a)	3,639	—	—	3,639	146	—	—	146
Total	$34,802	$3,608	$(134)	$38,275	$31,605	$2,792	$(561)	$33,835

(a)
Primarily comprises interest in Wabtec that was received as consideration from the merger of our Transportation business with Wabtec as described in Note 2. Net unrealized gains (losses) recorded to earnings for equity securities were $19 million and $(29) million for the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019 estimated fair values have increased primarily due to our interest in Wabtec and decreases in market yields since December 31, 2018. Total pre-tax, other-than-temporary impairments on debt securities recognized in earnings were $35 million and zero for the three months ended March 31, 2019 and 2018, respectively.

Gross unrealized losses of $(18) million and $(116) million are associated with securities with a fair value of $1,756 million and $3,416 million that have been in a loss position for less than 12 months and 12 months or more, respectively, at March 31, 2019. Gross unrealized losses of $(310) million and $(251) million of gross unrealized losses are associated with securities with a fair value of $7,231 million and $3,856 million that have been in a loss position for less than 12 months and 12 months or more, respectively, at December 31, 2018. Unrealized losses are not indicative of the amount of credit loss that would be recognized and we presently do not intend to sell these debt securities until anticipated recovery of our amortized cost.

Investments with a fair value of $4,431 million and $4,301 million were classified within Level 3 (significant inputs to the valuation model are unobservable) at March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019 and 2018, there were no significant transfers into or out of Level 3. The remaining investments are substantially all classified within Level 2 (determined based on significant observable inputs).

CONTRACTUAL MATURITIES OF INVESTMENT IN AVAILABLE-FOR-SALE DEBT SECURITIES (EXCLUDING MORTGAGE AND ASSET-BACKED SECURITIES) (In millions)	Amortized cost	Estimated fair value

Due(a)
Within one year	$434	$436
After one year through five years	2,957	3,092
After five years through ten years	6,117	6,741
After ten years	18,532	21,195

(a)	We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Although we generally do not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements and the funding of claims and obligations to policyholders. Proceeds from investment securities sales and early redemptions by issuers totaled $1,421 million and $322 million in the three months ended March 31, 2019 and 2018, respectively. Gross realized gains on investment securities were $44 million and $16 million, and gross realized losses were $(39) million and $(1) million in the three months ended March 31, 2019 and 2018, respectively.

In addition to the equity securities described above, we hold $1,115 million and $1,085 million of equity securities without readily determinable fair value at March 31, 2019 and December 31, 2018, respectively that are classified within "All other assets". We recognize these assets at cost and have recorded insignificant fair value increases, net of impairment, for the three months ended March 31, 2019 and 2018, respectively and cumulatively based on observable transactions for securities owned as of March 31, 2019.

2019 1Q FORM 10-Q 49

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. CURRENT RECEIVABLES

	Consolidated		GE
(In millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018

Current receivables	$20,578	$20,481	$16,990	$16,092
Allowance for losses	(1,060)	(997)	(1,055)	(989)
Total	$19,518	$19,484	$15,936	$15,103
GE current receivables balances at March 31, 2019 and December 31, 2018, include $5,091 million and $4,316 million, respectively, which primarily arise from supplier advances, revenue sharing programs and other non-income based tax receivables.

The balance of the Deferred Purchase Price (DPP) owned by GE Capital at March 31, 2019 and December 31, 2018, was $451 million and $468 million, respectively.

SALES OF GE CURRENT RECEIVABLES
During the three months ended March 31, 2019 and 2018, GE sold approximately 50% and 57% (65% and 70% excluding BHGE), respectively, of its current receivables to GE Capital or third parties primarily to manage GE short-term liquidity and credit exposure.

Activity related to current receivables purchased by GE Capital and third parties is as follows:

Three months ended March 31	2019		2018
(In millions)	GE Capital	Third Parties	GE Capital	Third Parties

Balance at January 1	$4,386	$7,885	$9,877	$5,718
GE sales to GE Capital	9,403	—	12,135	—
GE sales to third parties	—	1,161	—	1,112
GE Capital sales to third parties	(6,580)	6,580	(6,684)	6,684
Collections and other	(3,552)	(7,905)	(7,214)	(7,898)
Balance as of March 31	$3,658	$7,721	$8,113	$5,616

At March 31, 2019 and 2018, GE Capital had partial or full recourse to GE for approximately 35% and 41%, respectively, of the receivables it owned.

Current receivables sold to third parties include $5,093 million and $5,208 million sold to GE Capital, which GE Capital then sold to third parties under the receivables facilities during the three months ended March 31, 2019 and 2018, respectively. The company received total cash collections of $5,232 million and $5,315 million on previously sold current receivables owed to the purchasing entities during the three months ended March 31, 2019 and 2018, respectively. The purchasing entities invested $5,071 million and $4,251 million including $4,253 million and $3,531 million of collections to purchase newly originated current receivables from the Company during the three months ended March 31, 2019 and 2018, respectively. In addition, during the three months ended March 31, 2019 and 2018, GE Capital received additional non-cash DPP related to the sale of new current receivables of $44 million and $1,139 million, respectively, and received cash payments on the DPP of $61 million and $1,120 million, respectively.

The majority of GE sales of current receivables made to third parties are arranged by GE Capital acting as an agent.

NOTE 5. INVENTORIES

(In millions)	March 31, 2019	December 31, 2018

Raw materials and work in process	$10,412	$10,102
Finished goods	8,836	8,136
Unbilled shipments	170	201
Total Inventories	$19,419	$18,439

50 2019 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. GE CAPITAL FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

GE CAPITAL FINANCING RECEIVABLES, NET (In millions)	March 31, 2019	December 31, 2018

Loans, net of deferred income	$9,620	$10,834
Investment in financing leases, net of deferred income(a)	2,408	2,822
	12,028	13,656
Allowance for losses	(21)	(28)
Financing receivables – net	$12,007	$13,628

(a)	Finance lease income was $45 million and $72 million in the three months ended March 31, 2019 and 2018, respectively.

We manage our GE Capital financing receivables portfolio using delinquency and nonaccrual data as key performance indicators. At March 31, 2019, 2.3%, 1.9% and 1.0% of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively, with the vast majority of nonaccrual financing receivables secured by collateral. At December 31, 2018, 2.4%, 1.8% and 0.9% of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively.
The GE Capital financing receivables portfolio includes $1,276 million and $1,380 million of current receivables at March 31, 2019 and December 31, 2018, respectively, which are purchased from GE with full or limited recourse. These receivables are classified within current receivables at a consolidated level and are excluded from the balance of GE Capital delinquency and nonaccrual. The portfolio also includes $571 million and $688 million of financing receivables that are guaranteed by GE, of which $101 million and $96 million of these loans are on nonaccrual at the consolidated level at March 31, 2019 and December 31, 2018, respectively. Additional allowance for loan losses of $35 million and $43 million are recorded at GE and on the consolidated level for these guaranteed loans at March 31, 2019 and December 31, 2018, respectively.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES

PROPERTY, PLANT AND EQUIPMENT (In millions)	March 31, 2019	December 31, 2018

Original cost	$86,037	$85,476
Less accumulated depreciation and amortization	(35,773)	(35,637)
Property, plant and equipment – net	$50,265	$49,839

Consolidated depreciation and amortization on property, plant and equipment was $1,249 million and $1,272 million in the three months ended March 31, 2019 and 2018, respectively.

Operating lease income on our equipment leased to others was $1,139 million and $1,182 million for the three months ended March 31, 2019 and 2018, respectively, and comprises fixed lease income of $776 million and $823 million and variable lease income of $363 million and $359 million, respectively.

OPERATING LEASE RIGHT-OF-USE ASSETS AND LIABILITIES
Our right-of-use assets and lease liabilities for operating leases were $4,016 million and $4,180 million, respectively, as of March 31, 2019. Substantially all of our operating leases have remaining lease terms of 12 years or less, some of which may include options to extend.

OPERATING LEASE EXPENSE	Long-term (fixed)		Long-term (Variable)		Short-term		Total Operating lease expense
March 31 (In millions)	2019	2018	2019	2018	2019	2018	2019	2018
Total	$269	$310	$61	$63	$170	$118	$499	$492

2019 1Q FORM 10-Q 51

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MATURITY OF LEASE LIABILITIES (In millions)	Total
2019 (excluding three months ended March 31, 2019)	$819
2020	929
2021	743
2022	617
2023	491
Thereafter	1,434
Total undiscounted lease payments	5,034
Less: imputed interest	(854)
Total lease liability	$4,180

SUPPLEMENTAL INFORMATION RELATED TO OPERATING LEASES (Dollars in millions)	March 31, 2019
Operating cash flows used for operating leases	$274
Right-of-use assets obtained in exchange for new lease liabilities	$201
Weighted-average remaining lease term	7.6 years
Weighted-average discount rate	5.0%

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL (In millions)	January 1, 2019	Acquisitions	Dispositions, currency exchange and other	Balance at March 31, 2019

Power	$1,772	$—	$14	$1,787
Renewable Energy	3,971	—	23	3,994
Aviation	9,839	—	2	9,841
Oil & Gas	24,455	—	60	24,514
Healthcare	17,226	—	(5,500)	11,727
Capital	904	—	(26)	878
Corporate	563	—	(109)	454
Total	$58,730	$—	$(5,536)	$53,194
Goodwill balances decreased primarily as a result of transferring our BioPharma business within our Healthcare segment to held for sale of $5,548 million.

In assessing the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, we consider all available evidence, including (i) the results of our impairment testing from the most recent testing date (in particular, the magnitude of the excess of fair value over carrying value observed), (ii) downward revisions to internal forecasts or decreases in market multiples (and the magnitude thereof), if any, and (iii) declines in market capitalization below book value (and the magnitude and duration of those declines), if any. In the first quarter of 2019, we performed a qualitative review of our reporting units in our BHGE segment, Grid reporting unit in our Power segment, Hydro reporting unit in our Renewable Energy segment, and our Additive reporting unit in our Aviation segment. We did not identify any reporting units that required an interim impairment test.

As of March 31, 2019, we believe goodwill is recoverable for all of our reporting units. While the goodwill in our Grid reporting unit, Hydro reporting unit, and Oil & Gas reporting units is not currently impaired, the power and oil and gas markets continue to be challenging and there can be no assurances that goodwill will not be impaired in future periods as a result of sustained declines in BHGE share price or any future declines in macroeconomic or business conditions affecting these reporting units. In addition, we will continue to measure our ability to meet our cash flow forecasts and to monitor the operating results of our Additive reporting unit, which could impact the fair value of this reporting unit in the future.

OTHER INTANGIBLE ASSETS - NET (In millions)	March 31, 2019	December 31, 2018

Intangible assets subject to amortization	$14,812	$15,675
Indefinite-lived intangible assets(a)	2,242	2,222
Total	$17,053	$17,897

(a)	Indefinite-lived intangible assets comprises trademarks/trade names in our Oil & Gas segment.

52 2019 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets subject to amortization decreased in the first quarter of 2019, primarily as a result of amortization, and the transfer of BioPharma within our Healthcare segment to held for sale of $524 million. Consolidated amortization expense was $463 million and $602 million in the three months ended March 31, 2019 and 2018, respectively.

NOTE 9. REVENUES

EQUIPMENT & SERVICES REVENUES(a)	Three months ended March 31
(In millions)	2019			2018
	Equipment Revenues	Services Revenues	Total Revenues	Equipment Revenues	Services Revenues	Total Revenues

Power	$2,424	$3,235	$5,659	$3,524	$3,698	$7,222
Renewable Energy	1,123	481	1,604	1,204	442	1,646
Aviation	3,113	4,841	7,954	2,539	4,573	7,112
Oil & Gas	2,269	3,347	5,616	2,229	3,156	5,385
Healthcare	2,653	2,029	4,683	2,607	2,095	4,702
Total Industrial Segment Revenues	$11,583	$13,934	$25,517	$12,103	$13,964	$26,067

(a)	Revenues classification consistent with our MD&A defined Services revenue

SUB-SEGMENT REVENUES	Three months ended March 31
(In millions)	2019	2018

Gas Power	$3,260	$3,539
Power Portfolio	2,399	3,682
Power Revenues	$5,659	$7,222

Onshore Wind	$1,441	$1,260
Hydro and Offshore Wind	164	385
Renewable Energy Revenues	$1,604	$1,646

Commercial Engines & Services	$5,949	$5,272
Military	1,036	971
Systems & Other	969	870
Aviation Revenues	$7,954	$7,112

Turbomachinery & Process Solutions (TPS)	$1,305	$1,447
Oilfield Services (OFS)	2,986	2,678
Oilfield Equipment (OFE)	735	664
Digital Solutions	591	596
Oil & Gas Revenues	$5,616	$5,385

Healthcare Systems	$3,433	$3,576
Life Sciences	1,250	1,125
Healthcare Revenues	$4,683	$4,702

Total Industrial Segment Revenues	$25,517	$26,067
Capital Revenues(a)	2,227	2,173
Corporate items and eliminations	(458)	(452)
Consolidated Revenues(a)	$27,286	$27,788

(a)	Includes $2,202 million and $2,117 million for the three months ended March 31, 2019 and 2018, respectively, of revenues at GE Capital outside of the scope of ASC 606.

REMAINING PERFORMANCE OBLIGATION
As of March 31, 2019, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $241,381 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: 1) equipment-related remaining performance obligation of $46,147 million of which 54%, 76% and 86% is expected to be satisfied within 1, 2 and 5 years, respectively, and the remaining thereafter; and 2) services-related remaining performance obligation of $195,234 million of which 14%, 45%, 72% and 86% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.

2019 1Q FORM 10-Q 53

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. CONTRACT & OTHER DEFERRED ASSETS AND PROGRESS COLLECTIONS & DEFERRED INCOME
Contract and other deferred assets increased $140 million in the first quarter of 2019. Our long-term service agreements increased $140 million due to a favorable change in estimated profitability of $150 million, primarily at Aviation. In addition, our equipment related contract assets increased $155 million primarily due to the timing of revenue recognition ahead of billings at Power and Aviation.

March 31, 2019 (In millions)	Power	Aviation	Oil & Gas	Renewable Energy	Other(a)	Total

Revenues in excess of billings	$5,498	$5,274	$670	$—	$—	$11,442
Billings in excess of revenues	(1,693)	(3,108)	(195)	—	—	(4,996)
Long-term service agreements(b)	3,805	2,166	475	—	—	6,446
Equipment contract revenues(c)(d)	4,032	438	1,040	328	492	6,329
Total contract assets	7,837	2,604	1,515	328	492	12,776

Deferred inventory costs	808	434	144	1,517	324	3,226
Nonrecurring engineering costs	125	2,005	48	22	34	2,234
Customer advances and other	—	1,136	—	—	—	1,136
Contract and other deferred assets	$8,770	$6,179	$1,707	$1,866	$849	$19,371

December 31, 2018 (In millions)	Power	Aviation	Oil & Gas	Renewable Energy	Other(a)	Total

Revenues in excess of billings	$5,368	$5,412	$703	$—	$—	$11,482
Billings in excess of revenues	(1,693)	(3,297)	(187)	—	—	(5,176)
Long-term service agreements(b)	3,675	2,115	516	—	—	6,306
Equipment contract revenues(c)(d)	3,899	352	1,085	287	551	6,174
Total contract assets	7,574	2,468	1,600	287	551	12,480

Deferred inventory costs	1,012	673	179	1,258	365	3,488
Nonrecurring engineering costs	124	1,916	22	22	34	2,117
Customer advances and other	—	1,146	—	—	—	1,146
Contract and other deferred assets	$8,709	$6,204	$1,800	$1,567	$951	$19,231

(a)	Primarily includes our Healthcare segment.

(b)	In our consolidated Statement of Financial Position, long-term service agreement balances are presented net of related billings in excess of revenues.

(c)
Included in this balance are revenues in excess of billings of $714 million and $592 million as of March 31, 2019 and December 31, 2018, primarily in our Aviation and Healthcare segments, related to short-term service agreements.

(d)
Included in this balance are amounts due from customers for the sale of service upgrades, which we collect through higher fixed or usage-based fees from servicing the equipment under long-term service agreements. Amounts due from these arrangements totaled $895 million and $883 million, as of March 31, 2019 and December 31, 2018, respectively.

Progress collections and deferred income decreased $364 million in the first quarter of 2019 primarily due to the timing of revenue recognition in excess of new collections received, primarily at Power and Renewable Energy. These decreases were partially offset by milestone payments received primarily at Aviation and Oil & Gas.

54 2019 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 (In millions)	Power	Aviation	Oil & Gas	Renewable Energy	Other(a)	Total

Progress collections on equipment contracts	$6,596	$98	$1,075	$374	$—	$8,143
Other progress collections	535	4,159	535	3,283	277	8,789
Total progress collections	$7,131	$4,257	$1,610	$3,657	$277	$16,932
Deferred income	147	1,385	132	255	1,617	3,536
Progress collections and deferred income	$7,278	$5,642	$1,742	$3,912	$1,894	$20,469

December 31, 2018 (In millions)	Power	Aviation	Oil & Gas	Renewable Energy	Other(a)	Total

Progress collections on equipment contracts	$6,690	$114	$878	$423	$—	$8,105
Other progress collections	692	4,034	552	3,467	338	9,083
Total progress collections	$7,382	$4,148	$1,430	$3,890	$338	$17,188
Deferred income	163	1,338	164	241	1,739	3,645
Progress collections and deferred income	$7,545	$5,486	$1,594	$4,131	$2,077	$20,833

(a)	Primarily includes our Healthcare segment.

Revenues recognized for balances included in contract liabilities at the beginning of the year were $5,173 million and $5,593 million for the three months ended March 31, 2019 and 2018, respectively.

2019 1Q FORM 10-Q 55

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. BORROWINGS

(In millions)	March 31, 2019	December 31, 2018

Short-term borrowings
GE
Commercial paper	$2,998	$3,005
Current portion of long-term borrowings	86	103
Current portion of long-term borrowings assumed by GE(d)	6,470	4,207
Other	1,548	2,084
Total GE short-term borrowings	$11,102	$9,400

GE Capital
Commercial paper	$—	$5
Current portion of long-term borrowings(a)	5,462	3,984
Intercompany payable to GE(c)	2,436	2,684
Other	385	1,010
Total GE Capital short-term borrowings	$8,283	$7,684

Eliminations(c)	(3,432)	(4,262)
Total short-term borrowings	$15,953	$12,821

Long-term borrowings
GE
Senior notes(b)	$26,668	$26,628
Senior notes assumed by GE(d)	26,089	29,218
Subordinated notes assumed by GE(d)	2,875	2,836
Other	429	460
Other borrowings assumed by GE(d)	—	—
Total GE long-term borrowings	$56,061	$59,143

GE Capital
Senior notes	$33,161	$35,105
Subordinated notes	179	165
Intercompany payable to GE(c)	19,249	19,828
Other(a)	884	885
Total GE Capital long-term borrowings	$53,473	$55,982

Eliminations(c)	(19,311)	(19,892)
Total long-term borrowings	$90,223	$95,234
Non-recourse borrowings of consolidated securitization entities(e)	1,350	1,875
Total borrowings	$107,526	$109,930

(a)
Included $127 million and $884 million of short- and long-term borrowings, respectively, at March 31, 2019 and $161 million and $885 million of short- and long-term borrowings, respectively, at December 31, 2018, of funding secured by aircraft and other collateral. Of this, $219 million and $216 million is non-recourse to GE Capital at March 31, 2019 and December 31, 2018, respectively.

(b)
Included $6,174 million and $6,177 million of BHGE senior notes at March 31, 2019 and December 31, 2018, respectively. Total BHGE borrowings were $6,315 million and $6,330 million at March 31, 2019 and December 31, 2018, respectively.

(c)
Included a reduction of $4,034 million and $1,523 million for the current portion of intercompany loans from GE Capital to GE at March 31, 2019 and December 31, 2018, respectively, and a reduction of $9,715 million and $12,226 million for long-term intercompany loans from GE Capital to GE at March 31, 2019 and December 31, 2018, respectively. These loans bear the right of offset against amounts owed under the assumed debt agreement and can be prepaid by GE at any time in whole or in part, without premium or penalty.

(d)
At March 31, 2019, the remaining GE Capital borrowings that had been assumed by GE as part of the GE Capital Exit Plan was $35,433 million ($6,470 million short term and $28,964 long term), for which GE has an offsetting Receivable from GE Capital of $21,684 million. The difference of $13,749 million represents the amount of borrowings GE Capital had funded with available cash to GE via an intercompany loan in lieu of GE issuing borrowings externally.

(e)	Included $1,135 million and $225 million of current portion of long-term borrowings at March 31, 2019 and December 31, 2018, respectively. See Note 18 for further information.

GE has provided a full and unconditional guarantee on the payment of the principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GE Capital. At March 31, 2019, the Guarantee applies to $37,061 million of GE Capital debt.

See Note 17 for further information about borrowings and associated interest rate swaps.

56 2019 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. INSURANCE LIABILITIES AND ANNUITY BENEFITS
Insurance liabilities and annuity benefits comprise mainly obligations to annuitants and insureds in our run-off insurance activities.

March 31, 2019 (In millions)	Long-term care insurance contracts	Structured settlement annuities & life insurance contracts	Other contracts	Other adjustments(a)	Total

Future policy benefit reserves	$16,085	$9,468	$163	$3,458	$29,174
Claim reserves	3,977	231	1,174	—	5,382
Investment contracts	—	1,216	1,119	—	2,335
Unearned premiums and other	31	199	192	—	422
	20,093	11,114	2,648	3,458	37,313
Eliminations	—	—	(544)	—	(544)
Total	$20,093	$11,114	$2,104	$3,458	$36,769

December 31, 2018 (In millions)	Long-term care insurance contracts	Structured settlement annuities & life insurance contracts	Other contracts	Other adjustments(a)	Total

Future policy benefit reserves	$16,029	$9,495	$169	$2,247	$27,940
Claim reserves	3,917	230	1,178	—	5,324
Investment contracts	—	1,239	1,149	—	2,388
Unearned premiums and other	34	205	103	—	342
	19,980	11,169	2,599	2,247	35,994
Eliminations	—	—	(432)	—	(432)
Total	$19,980	$11,169	$2,167	$2,247	$35,562

(a)
To the extent that unrealized gains on specific investment securities supporting our insurance contracts would result in a premium deficiency should those gains be realized, an increase in future policy benefit reserves is recorded, with an after-tax reduction of net unrealized gains recognized through "Other comprehensive income" in our consolidated Statement of Earnings (Loss).

Claim reserves included incurred claims of $473 million and $492 million for the three months ended March 31, 2019 and 2018, respectively, of which $2 million and $1 million related to the recognition of adjustments to prior year claim reserves arising from our periodic reserve evaluation, in the three months ended March 31, 2019 and 2018, respectively. Paid claims were $421 million and $484 million in the three months ended March 31, 2019 and 2018, respectively.

Reinsurance recoverables, net are included in the caption "Other GE Capital receivables" in our consolidated Statement of Financial Position, and amounted to $2,336 million and $2,271 million at March 31, 2019 and December 31, 2018, respectively. Reinsurance recoveries were $110 million and $61 million for the three months ended March 31, 2019 and 2018, respectively.

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

EFFECT ON OPERATIONS OF PENSION PLANS	Principal pension plans
	Three months ended March 31
(In millions)	2019		2018

Service cost for benefits earned	$158		$232
Prior service cost amortization	33		36
Expected return on plan assets	(863)		(820)
Interest cost on benefit obligations	726		666
Net actuarial loss amortization	763		951
Curtailment loss	51	(a)	—
Pension plans cost	$868		$1,065

(a)
Curtailment loss resulting from the spin-off and subsequent merger of our Transportation segment with Wabtec which is included in "Earnings (loss) from discontinued operations" in our consolidated Statement of Earnings (Loss).

2019 1Q FORM 10-Q 57

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Other pension plans
	Three months ended March 31
(In millions)	2019	2018

Service cost for benefits earned	$66	$95
Expected return on plan assets	(309)	(358)
Interest cost on benefit obligations	157	156
Net actuarial loss amortization	83	82
Settlement loss	9	—
Pension plans cost (income)	$6	$(25)

Principal retiree benefit plans income was $61 million and $21 million for the three months ended March 31, 2019 and 2018, respectively, which includes a curtailment gain of $33 million in 2019 resulting from the spin-off and subsequent merger of our Transportation segment with Wabtec. The curtailment gain is included in "Earnings (loss) from discontinued operations" in our consolidated Statement of Earnings (Loss). The components of net periodic benefit costs other than the service cost component are included in the caption "Non-operating benefit costs" in our consolidated Statement of Earnings (Loss).

We also have a defined contribution plan for eligible U.S. employees that provides discretionary contributions. Defined contribution plan costs were $101 million and $117 million for the three months ended March 31, 2019 and 2018, respectively.

NOTE 14. INCOME TAXES
Our consolidated effective income tax rate was 17.4% and (18.1)% during the three months ended March 31, 2019 and 2018, respectively. The rate for 2019 is lower than the U.S. statutory rate primarily due to favorable audit resolutions, the benefit of the lower-taxed disposition of our Digital ServiceMax business and U.S. business credits. This was partially offset by the cost of the recently enacted base erosion and global intangible low tax income provisions in excess of the benefit from other global activities. The negative rate for 2018 reflects a tax benefit on pretax income. The rate for 2018 benefited from U.S. business credits and an adjustment for Baker Hughes related to the provisional estimate of the impact of the 2017 enactment of U.S. tax reform partially offset by the cost of the newly enacted base erosion and global intangible low tax income provisions in excess of the benefit from other global activities.

On December 22, 2017, the U.S. enacted legislation commonly known as the Tax Cuts and Jobs Act (“U.S. tax reform”) that lowered the statutory tax rate on U.S. earnings to 21%, taxes historic foreign earnings at a reduced rate of tax, establishes a territorial tax system and enacts new taxes associated with global operations. As a result of additional guidance issued during the first quarter of 2019, we recorded offsetting expense at GE and GE Capital that results in an insignificant charge associated with the adjustment of the impact of the 2017 enactment of U.S. tax reform. For the year ended December 31, 2018, we finalized our provisional estimate of the enactment of U.S. tax reform and recorded an additional expense of $41 million based on guidance issued during 2018. Further guidance may be issued and any resulting effects will be recorded in the quarter of issuance.

The Internal Revenue Service (IRS) is currently auditing our consolidated U.S. income tax returns for 2012-2013 and has begun the audit for 2014-2015. In addition, certain other U.S. tax deficiency issues and refund claims for previous years are still unresolved. It is reasonably possible that a portion of the unresolved items could be resolved during the next 12 months, which could result in a decrease in our balance of "unrecognized tax benefits" - that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. The United Kingdom tax authorities have disallowed interest deductions claimed by GE Capital for the years 2007-2015 that could result in a potential impact of approximately $1 billion, which includes a possible assessment of tax and reduction of deferred tax assets, not including interest and penalties. We are contesting the disallowance. We comply with all applicable tax laws and judicial doctrines of the United Kingdom and believe that the entire benefit is more likely than not to be sustained on its technical merit. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

58 2019 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. SHAREOWNERS’ EQUITY

Total equity balance decreased by $(17,547) million in the last twelve months from March 31, 2018, primarily attributable to a non-cash after-tax goodwill impairment charge of $(22,371) million, partially offset by an increase in non-controlling interest of $4,214 million due to a reduction in our economic interest in BHGE in 2018. See our 2018 Form 10-K for further information.

	Three months ended March 31
(In millions)	2019	2018

Preferred stock issued	$6	$6
Common stock issued	$702	$702
Accumulated other comprehensive income (loss)
Beginning balance	$(14,414)	$(14,404)
Other comprehensive income (loss) before reclassifications
Investment securities - net of deferred taxes of $38 and $65(a)	28	109
Currency translation adjustments (CTA) - net of deferred taxes of $26 and $(149)	307	832
Cash flow hedges - net of deferred taxes of $11 and $31	34	105
Benefit plans - net of deferred taxes of $48 and $(1)	(116)	(58)
Total	$253	$988
Reclassifications from other comprehensive income
Investment securities - net of deferred taxes of $(1) and $(2)	(4)	(10)
Currency translation on dispositions - net of deferred taxes of $(4) and zero	117	(2)
Cash flow hedges - net of deferred taxes of $(4) and $(15) (Note 17)	3	(50)
Benefit plans - net of deferred taxes of $183 and $218	662	775
Total	$778	$713
Other comprehensive income (loss)	1,031	1,702
Less other comprehensive income (loss) attributable to noncontrolling interests	101	160
Other comprehensive income (loss), net, attributable to GE	930	1,542
Ending Balance	$(13,485)	$(12,862)
Other capital
Beginning balance	35,504	37,384
Gains (losses) on treasury stock dispositions and other(b)	(1,159)	(45)
Ending Balance	$34,345	$37,339
Retained earnings
Beginning balance	93,109	117,245
Net earnings (loss) attributable to the Company	3,588	(1,147)
Dividends and other transactions with shareowners	(126)	(1,078)
Redemption value adjustment on redeemable noncontrolling interests	(18)	(44)
Changes in accounting (Note 1)	368	500
Ending Balance	$96,921	$115,477
Common stock held in treasury
Beginning balance	(83,925)	(84,902)
Purchases	(38)	(85)
Dispositions	636	290
Ending Balance	$(83,328)	$(84,697)
Total equity
GE shareowners' equity balance	35,161	55,965
Noncontrolling interests balance	20,485	17,228
Total equity balance at March 31	$55,646	$73,193

(a)
Included adjustments of $(957) million and $938 million for the three months ended March 31, 2019 and 2018, respectively, to investment contracts, insurance liabilities and annuity benefits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment security gains been realized. See Note 12 for further information.

(b)
On February 25, 2019, we completed the spin off and subsequent merger of our Transportation segment with Wabtec. A gain on distribution of $88 million and related taxes of $(940) million were recorded on the transaction resulting in a net decrease to additional paid in capital of $852 million. See Note 2 for further information.

2019 1Q FORM 10-Q 59

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2016, we issued $5,694 million of GE Series D preferred stock, which are callable on January 21, 2021. In addition to Series D, $250 million of existing GE Series A, B and C preferred stock are also outstanding. The total carrying value of GE preferred stock at March 31, 2019 was $5,613 million and will increase to $5,944 million by the respective call dates through periodic accretion. Dividends on GE preferred stock are payable semi-annually, in June and December and accretion is recorded on a quarterly basis. Dividends on GE preferred stock for accretion totaled $40 million and $37 million in the three months ended March 31, 2019 and 2018, respectively. In conjunction with 2016 exchange of GE Capital preferred stock into GE preferred stock, GE Capital issued preferred stock to GE for which the amount and terms mirrored the GE external preferred stock. In 2018, GE Capital and GE exchanged the existing Series D preferred stock issued to GE for new Series D preferred stock, which is mandatorily convertible into GE Capital Common stock on January 21, 2021. After this conversion, GE Capital will no longer pay preferred dividends to GE. The exchange of GE Capital Series D preferred stock has no impact on the GE Series D preferred stock, which remains callable for $5,694 million on January 21, 2021 or thereafter on dividend payment dates.  Additionally, there were no changes to the existing Series A, B or C preferred stock issued to GE. See our Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

Noncontrolling interests in equity of consolidated affiliates amounted to $20,485 million and $20,500 million, including $19,271 million and $19,239 million attributable to the BHGE Class A shareholders at March 31, 2019 and December 31, 2018, respectively.  Net earnings attributable to noncontrolling interests were $30 million and $67 million, and dividends attributable to noncontrolling interests were $(106) million and $(83) million for the three months ended March 31, 2019 and 2018, respectively.

As previously announced, we plan an orderly separation of our ownership interest in BHGE over time. Any reduction in our ownership interest below 50% will result in us losing control of BHGE. At that point, we would deconsolidate our Oil & Gas segment, recognize any remaining interest at fair value and recognize any difference between carrying value and fair value of our interest in earnings. Depending on the form and timing of our separation, and if BHGE’s stock price remains below our current carrying value, we may recognize a significant loss in earnings. Based on BHGE's share price at April 26, 2019 of $25.58 per share, the incremental loss upon deconsolidation from a sale of our interest would be approximately $7,300 million.

Redeemable noncontrolling interests presented in our Statement of Financial Position include common shares issued by our affiliates that are redeemable at the option of the holder of those interests and amounted to $416 million and $382 million as of March 31, 2019 and December 31, 2018, respectively. Net earnings (loss) attributable to redeemable noncontrolling interests was $27 million and $(33) million for the three months ended March 31, 2019 and March 31, 2018, respectively.

On October 2, 2018 we settled the redeemable noncontrolling interest balance associated with three joint ventures with Alstom, for a payment amount of $3,105 million in accordance with contractual payment terms.

60 2019 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. EARNINGS PER SHARE INFORMATION

	Three months ended March 31
	2019		2018
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Earnings from continuing operations for per-share calculation(a)(b)(c)	$973	$991	$292	$293
Preferred stock dividends	(40)	(40)	(37)	(37)
Earnings from continuing operations attributable to common shareowners for per-share calculation(a)(b)(c)	933	951	255	256
Earnings (loss) from discontinued operations for per-share calculation(a)(b)	2,568	2,586	(1,448)	(1,447)
Net earnings (loss) attributable to GE common shareowners for per-share calculation(a)(b)(c)	$3,519	$3,537	$(1,189)	$(1,189)

Average equivalent shares
Shares of GE common stock outstanding	8,711	8,711	8,683	8,683
Employee compensation-related shares (including stock options)	15	—	13	—
Total average equivalent shares	8,726	8,711	8,696	8,683

Per-share amounts(d)
Earnings from continuing operations	$0.11	$0.11	$0.03	$0.03
Earnings (loss) from discontinued operations	0.29	0.30	(0.17)	(0.17)
Net earnings (loss)	0.40	0.41	(0.14)	(0.14)

(a)
Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities, and, therefore, are included in the computation of earnings per share pursuant to the two-class method. For the three months ended March 31, 2019, application of this treatment had an insignificant effect. For the three months ended March 31, 2018, as a result of excess dividends in respect to the current period earnings, losses were not allocated to the participating securities.

(b)	Included an insignificant amount of dividend equivalents in each of the periods presented.

(c)	Included in 2019 is a dilutive adjustment for the change in income for forward purchase contracts that may be settled in stock.

(d)
Earnings per share amounts are computed independently for earnings from continuing operations, earnings from discontinued operations and net earnings. As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net earnings.

For the three months ended March 31, 2019 and 2018, approximately 471 million and 395 million of outstanding stock awards were not included in the computation of diluted earnings per share because their effect was antidilutive.

NOTE 17. FINANCIAL INSTRUMENTS
The following table provides information about assets and liabilities not carried at fair value and excludes finance leases, equity securities without readily determinable fair value and non-financial assets and liabilities. Substantially all of these assets are considered to be Level 3 and the vast majority of our liabilities’ fair value are considered Level 2.

	March 31, 2019		December 31, 2018
(In millions)	Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value

Assets
Loans and other receivables	$8,345	$8,375	$8,812	$8,830
Liabilities
Borrowings(a)(b)(c)	107,526	109,822	109,930	106,221
Investment contracts(d)	2,335	2,586	2,388	2,630

(a)	See Note 11.

(b)	Included $1,174 million and $1,361 million of accrued interest in estimated fair value at March 31, 2019 and December 31, 2018, respectively.

(c)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at March 31, 2019 and December 31, 2018 would be reduced by $1,533 million and $1,300 million, respectively.

(d)	See Note 12.

DERIVATIVES AND HEDGING
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

2019 1Q FORM 10-Q 61

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE OF DERIVATIVES	March 31, 2019			December 31, 2018
(In millions)	Gross Notional(a)	Assets	Liabilities	Gross Notional(a)	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$21,830	$1,530	$24	$22,904	$1,335	$23
Currency exchange contracts	7,128	115	110	7,970	175	121
	$28,958	$1,645	$135	$30,873	$1,511	$145

Derivatives not accounted for as hedges
Interest rate contracts	$7,547	$28	$1	$6,198	$28	$2
Currency exchange contracts	78,808	685	1,035	83,841	727	1,546
Other contracts	2,541	37	135	2,622	13	209
	$88,896	$750	$1,171	$92,662	$769	$1,757

Gross derivatives recognized in statement of financial position
Gross derivatives	$117,854	$2,395	$1,306	$123,535	$2,279	$1,902
Gross accrued interest		133	10		209	6
		$2,528	$1,315		$2,489	$1,908

Amounts offset in statement of financial position
Netting adjustments(b)		$(828)	$(829)		$(963)	$(971)
Cash collateral(c)		(1,034)	(168)		(1,042)	(267)
		$(1,862)	$(997)		$(2,005)	$(1,238)

Net derivatives recognized in statement of financial position
Net derivatives		$666	$318		$483	$670

Amounts not offset in statement of financial position
Securities held as collateral(d)		$(326)	$—		$(235)	$—

Net amount(e)		$340	$318		$248	$670
Derivatives are classified in the captions "All other assets" and "All other liabilities" and the related accrued interest is classified in "Other GE Capital receivables" and "All other liabilities" in our Statement of Financial Position.

(a)
Total gross notional at March 31, 2019 comprises $75,714 million in GE Capital and $42,139 million in GE and at December 31, 2018 comprises $79,082 million in GE Capital and $44,453 million in GE. GE Capital notional relates primarily to managing interest rate and currency risk between financial assets and liabilities, and GE notional relates primarily to managing currency risk.

(b)
Netting derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk, which, at March 31, 2019 and December 31, 2018, was insignificant.

(c)
Excluded excess cash collateral received and posted of $41 million and $239 million at March 31, 2019, respectively, and $3 million and $439 million at December 31, 2018, respectively. Excess cash collateral posted includes initial margin for cleared trades.

(d)	Excluded excess securities collateral received of $50 million and zero at March 31, 2019 and December 31, 2018, respectively.

(e)
At March 31, 2019, our exposures to counterparties (including accrued interest), net of collateral we held, was $256 million. Counterparties' exposures to our derivative liability (including accrued interest), net of collateral posted by us, was $281 million at March 31, 2019. These exposures exclude embedded derivatives.

FAIR VALUE HEDGES
We use derivatives to hedge the effects of interest rate and currency exchange rate changes on our debt. At March 31, 2019, the cumulative amount of hedging adjustments of $3,712 million (comprising $40 million and $3,672 million on short- and long-term borrowings, respectively) was included in the carrying amount of the hedged liability of $58,885 million (comprising $9,081 million and $49,804 million of short- and long-term borrowings, respectively). The cumulative amount of hedging adjustments on discontinued hedging relationships was $18 million and $2,667 million for short- and long-term borrowings, respectively.

CASH FLOW HEDGES
Changes in the fair value of cash flow hedges are recorded in Accumulated Other Comprehensive Income, or AOCI and are recorded in earnings in the period in which the hedged transaction occurs. The table below summarizes this activity by hedging instrument.

62 2019 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Gain (loss) recognized in AOCI		Gain (loss) reclassified from AOCI into earnings
	for the three months ended March 31		for the three months ended March 31
(In millions)	2019	2018	2019	2018

Interest rate contracts	$4	$(4)	$(3)	$(2)
Currency exchange contracts	43	146	3	66
Total	$47	$142	$—	$65

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $67 million gain at March 31, 2019. We expect to reclassify $54 million of loss to earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. For the three months ended March 31, 2019 and 2018, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At March 31, 2019 and 2018, the maximum term of derivative instruments that hedge forecasted transactions was 14 years and 15 years, respectively.

NET INVESTMENT HEDGES
For these hedges, the portion of the fair value changes of the derivatives or debt instruments that relates to changes in spot currency exchange rates is recorded in a separate component of AOCI. The portion of the fair value changes of the derivatives related to differences between spot and forward rates is recorded in earnings each period. The amounts recorded in AOCI affect earnings if the hedged investment is sold, substantially liquidated, or control is lost.

For the three months ended March 31, 2019, the total loss recognized in AOCI on hedging instruments was $(68) million, comprising $(27) million on currency exchange contracts and $(41) million on foreign currency debt. For the three months ended March 31, 2018, the total loss recognized in AOCI on hedging instruments was $(605) million, comprising $(9) million on currency exchange contracts and $(596) million on foreign currency debt. The carrying value of foreign currency debt designated as net investment hedges was $12,502 million and $13,627 million at March 31, 2019 and 2018, respectively.

The total reclassified from AOCI into earnings from continuing and discontinued operations was insignificant for the three months ended March 31, 2019 and 2018 respectively.

Amount of gain (loss) recognized in earnings on derivative amount excluded from effectiveness was insignificant for the three months ended March 31, 2019 and 2018, respectively.

EFFECTS OF DERIVATIVES ON EARNINGS
All derivatives are marked to fair value on our balance sheet, whether they are designated in a hedging relationship for accounting purposes or are used as economic hedges.

2019 1Q FORM 10-Q 63

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the effect of fair value and cash flow hedges on earnings and the location.

	Three months ended March 31, 2019					Three months ended March 31, 2018
(In millions)	Sales	Cost of sales	Interest and other financial charges	SG&A	Revenues from financial services	Sales	Cost of sales	Interest and other financial charges	SG&A	Revenues from financial services

Total amounts of line items presented in the Consolidated Statement of Earnings (Loss) in which the effects are recorded	$25,342	$20,353	$1,133	$4,146	$1,944	$26,002	$20,911	$1,282	$4,088	$1,786
Cash Flow Hedges
Interest rate contracts
Gain/(loss) reclassified from AOCI into income	$—	$—	$(6)	$—	$3			$(5)		$3
Currency exchange contracts
Gain/(loss) reclassified from AOCI into income	(1)	(9)	(4)	(1)	17	4	6	(5)		61
Total effect of cash flow hedges	$(1)	$(9)	$(10)	$(1)	$21	$4	$6	$(10)		$64

Fair Value Hedges
Interest rate contracts
Hedged items			$(527)							$672
Derivatives designated as hedging instruments			515							(697)
Total effect of fair value hedges			$(11)							$(26)

The following table summarizes the effect of derivatives not designated as hedges on earnings and the location.

	Three months ended March 31, 2019					Three months ended March 31, 2018
(In millions)	Revenues from financial services	Cost of sales	Interest and other financial charges	SG&A	Other Income	Revenues from financial services	Cost of sales	Interest and other financial charges	SG&A	Other Income

Interest rate contracts	$(20)	$—	$—	$—	$—	$(14)	$—	$—	$—	$—
Currency exchange contracts	453	8	(63)	(45)	3	653	7	(69)	(130)	51
Other	—	—	96	—	14	(5)		(35)		9
Total(a)	$433	$8	$33	$(45)	$17	$634	$7	$(104)	$(130)	$60

(a)
Substantially all of the gain or loss recognized in earnings is offset by either the current period change in value of the item being hedged which is recorded in earnings in the current period or a future period for hedges of future exposures.

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

64 2019 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. VARIABLE INTEREST ENTITIES
The table below provides information about assets and liabilities of consolidated VIEs, showing the Statement of Financial Position lines that the assets and liabilities are consolidated within. These entities have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.

ASSETS AND LIABILTIES OF CONSOLIDATED VIES (In millions)	March 31, 2019	December 31, 2018

Assets
Financing receivables, net	$2,423	$2,704
Current receivables	451	496
Investment securities	35	35
Other assets	1,996	2,367
Total	$4,906	$5,601

Liabilities
Borrowings	$754	$850
Non-recourse borrowings	1,350	1,875
Other liabilities	2,010	1,801
Total	$4,114	$4,526

Our investments in unconsolidated VIEs were $2,264 million and $2,346 million at March 31, 2019 and December 31, 2018, respectively. Substantially all of these investments are held by Energy Financial Services (EFS). Obligations to make additional investments in these entities are not significant.

NOTE 19. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS
The GE Capital Aviation Services (GECAS) business within the Capital segment has placed multiple-year orders for various Boeing, Airbus and other aircraft manufacturers with list prices approximating $33,269 million (including 391 new aircraft with delivery dates of 16% in 2019, 20% in 2020 and 64% in 2021 through 2024) and secondary orders with airlines for used aircraft of approximately $1,906 million (including 39 used aircraft with delivery dates of 87% in 2019 and 13% in 2020) at March 31, 2019. When we purchase aircraft, it is at a contractual price, which is usually less than the aircraft manufacturer’s list price and excludes any pre-delivery payments made in advance. As of March 31, 2019, we have made $2,954 million of pre-delivery payments to aircraft manufacturers.

GE Capital had total investment commitments of $1,246 million at March 31, 2019 that primarily comprise project financing investments in thermal and wind energy projects of $874 million as of March 31, 2019.

As of March 31, 2019, in our Aviation segment, we have committed to provide financing assistance of $2,482 million of future customer acquisitions of aircraft equipped with our engines as of March 31, 2019.

GUARANTEES
Our guarantees are provided in the ordinary course of business. We underwrite these guarantees considering economic, liquidity and credit risk of the counterparty. We believe that the likelihood is remote that any such arrangements could have a significant adverse effect on our financial position, results of operations or liquidity. We record liabilities for guarantees at estimated fair value, generally the amount of the premium received, or if we do not receive a premium, the amount based on appraisal, observed market values or discounted cash flows. Any associated expected recoveries from third parties are recorded as other receivables, not netted against the liabilities. At March 31, 2019, we were committed under the following guarantee arrangements beyond those provided on behalf of VIEs. See Note 18 for further information.

Credit Support. At March 31, 2019, we have provided $1,504 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable these customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should our customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed, or possibly by certain other assets of the customer or associated company for the term of the related financing arrangements or transactions. The liability for such credit support was $46 million at March 31, 2019.

2019 1Q FORM 10-Q 65

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indemnification Agreements – Continuing Operations. At March 31, 2019, we have $1,607 million of other indemnification commitments, including representations and warranties in sales of businesses or assets, for which we recorded a liability of $136 million.

We also have agreements that require us to fund up to $200 million at March 31, 2019 under residual value guarantees on a variety of leased equipment. Under most of our residual value guarantees, our commitment is secured by the leased asset. The liability for these indemnification agreements was $6 million at March 31, 2019.

Indemnification Agreements – Discontinued Operations. At March 31, 2019, we provided specific indemnities to buyers of GE Capital’s businesses and assets that, in the aggregate, represent a maximum potential claim of $1,211 million with related reserves of $212 million. During the first quarter of 2019, we received confirmation of a favorable court ruling reducing the maximum potential claim and related reserves by $679 million and $55 million, respectively. In addition, in connection with the 2015 public offering and sale of Synchrony Financial, GE Capital indemnified Synchrony Financial and its directors, officers, and employees against the liabilities of GECC's businesses other than historical liabilities of the businesses that are part of Synchrony Financial's ongoing operations.

PRODUCT WARRANTIES
We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows.

	Three months ended March 31
(In millions)	2019	2018

Balance at January 1	$2,428	$2,268
Current-year provisions	164	236
Expenditures	(158)	(221)
Other changes	1	149
Balance as of March 31	$2,435	$2,431

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

The remaining active claims have been brought by securitization trustees or administrators seeking recovery from WMC for alleged breaches of representations and warranties on mortgage loans that serve as collateral for residential mortgage-backed securities (RMBS). At March 31, 2019, such claims consisted of $185 million of individual claims generally submitted before the filing of a lawsuit (compared to $144 million at December 31, 2018) and $756 million of additional claims asserted against WMC in litigation without making a prior claim (Litigation Claims) (compared to $433 million at December 31, 2018). The total amount of these claims, $941 million, reflects the purchase price or unpaid principal balances of the loans at the time of purchase and does not give effect to pay downs or potential recoveries based upon the underlying collateral, which in many cases are substantial, nor to accrued interest or fees. WMC believes that repurchase claims brought based upon representations and warranties made more than six years before WMC was notified of the claim would be disallowed in legal proceedings under applicable law and the decisions of the New York Court of Appeals in ACE Securities Corp. v. DB Structured Products, Inc., (June 11, 2015) and Deutsche Bank National Trust Company v. Flagstar Capital Markets Corporation (October 16, 2018) on the statute of limitations period governing such claims.

66 2019 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reserves related to repurchase claims made against WMC were $185 million at March 31, 2019, reflecting a net decrease to reserves in the three months ended March 31, 2019 of $25 million, primarily due to settlements. The reserve estimate takes into account recent settlement activity and is based upon WMC’s evaluation of the remaining exposures as a percentage of estimated lifetime mortgage loan losses within the pool of loans supporting each securitization for which timely claims have been asserted in litigation against WMC. Settlements in prior periods reduced WMC’s exposure on claims asserted in certain securitizations and the claim amounts reported above give effect to these settlements. During the first quarter of 2018, we also recorded a reserve of $1,500 million in connection with the U.S. Department of Justice's (DOJ) ongoing investigation regarding potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) by WMC and GE Capital discussed in Legal Proceedings. This charge was recorded in the first quarter of 2018 based upon our estimate of the loss contingency at that time, including the status of our settlement discussions with the DOJ in the first quarter of 2018 and an assessment of prior settlements reached in similar matters.

In January 2019, we announced an agreement in principle with the United States to settle this matter, and in April 2019, the parties entered into a definitive settlement agreement. Under the agreement, which concludes this investigation, GE, without admitting liability or wrongdoing, paid the United States a civil penalty of $1,500 million.

In April 2019, WMC commenced a case under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. WMC intends to file a Chapter 11 plan seeking an efficient and orderly resolution of all claims, demands, rights, and/or liabilities to be asserted by or against WMC as the debtor. GE Capital will provide $25 million of debtor-in-possession financing to fund administrative expenses associated with the Chapter 11 proceeding. As a result of WMC commencing the Chapter 11 case, we will no longer consolidate WMC’s financial results or position on the books and records of GE Capital beginning in the second quarter 2019.

Alstom legacy matters. On November 2, 2015, we acquired the Thermal, Renewables and Grid businesses from Alstom. Prior to the acquisition, the seller was the subject of two significant cases involving anti-competitive activities and improper payments: (1) in January 2007, Alstom was fined €65 million by the European Commission for participating in a gas insulated switchgear cartel that operated from 1988 to 2004 (that fine was later reduced to €59 million), and (2) in December 2014, Alstom pled guilty in the United States to multiple violations of the Foreign Corrupt Practices Act and paid a criminal penalty of $772 million. As part of GE’s accounting for the acquisition, we established a reserve amounting to $858 million for legal and compliance matters related to the legacy business practices that were the subject of these and related cases in various jurisdictions. At March 31, 2019, this reserve balance was $888 million. The increase is primarily driven by foreign currency movements.

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

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS
Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. We are involved in numerous remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs exclude possible insurance recoveries and, when dates and amounts of such costs are not known, are not discounted. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low end of such range. It is reasonably possible that our environmental remediation exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology and information related to individual sites, such amounts are not reasonably estimable. For further information, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

2019 1Q FORM 10-Q 67

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GE

	Three months ended March 31
(In millions)	2019	2018

All other operating activities
Increase (decrease) in employee benefit liabilities	$(556)	$(369)
Other gains on investing activities	(63)	(72)
Restructuring and other charges(a)	(21)	155
Increase (decrease) in equipment project accruals	54	(577)
Other(b)	(72)	(503)
	$(658)	$(1,366)
All other investing activities
Derivative settlements (net)	$24	$(163)
Investments in intangible assets (net)	(3)	(584)
Other(c)	(323)	89
	$(302)	$(658)
All other financing activities
Acquisition of noncontrolling interests	$(28)	$(394)
Dividends paid to noncontrolling interests	(123)	(79)
Other	2	4
	$(149)	$(469)

(a)
Reflected the effects of restructuring and other charges of $325 million and $593 million and restructuring and other cash expenditures of $(346) million and $(438) million for the three months ended March 31, 2019 and 2018, respectively. Excludes non-cash adjustments reflected as "Depreciation and amortization of property, plant and equipment" or "Amortization of intangible assets" in the Statement of Cash Flows.

(b)
Included other adjustments to net income, such as write-downs of assets and the impacts of acquisition accounting and changes in other assets and other liabilities classified as operating activities, such as the timing of payments of customer allowances.

(c)	Other primarily included net activity related to settlements between our continuing operations and businesses in discontinued operations.

68 2019 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. INTERCOMPANY TRANSACTIONS
Transactions between related companies are made on arm's length terms and are reported in the GE and GE Capital columns of our financial statements, which we believe provide useful supplemental information to our consolidated financial statements. These transactions are eliminated in consolidation and may include, but are not limited to, the following:

•	GE Capital working capital services to GE, including current receivables and supply chain finance programs,

•	GE Capital enabled GE industrial orders, including related GE guarantees to GE Capital,

•	GE Capital financing of GE long-term receivables, and

•	Aircraft engines, power equipment and renewable energy equipment manufactured by GE that are installed on GE Capital investments, including leased equipment.

In addition to the above transactions that primarily enable growth for the GE businesses, there are routine related party transactions, which include, but are not limited to, the following:

•	Expenses related to parent-subsidiary pension plans,

•	Buildings and equipment leased between GE and GE Capital, including sale-leaseback transactions,

•	Information technology (IT) and other services sold to GE Capital by GE

•	Settlements of tax liabilities, and

•	Various investments, loans and allocations of GE corporate overhead costs.

Presented below is a walk of intercompany eliminations from the unconsolidated GE and GE Capital totals to the consolidated cash flows.

	Three months ended March 31
(In millions)	2019	2018

Cash from (used for) operating activities - continuing operations
Combined	$(834)	$(578)
GE current receivables sold to GE Capital(a)	537	788
GE long-term receivables sold to GE Capital	174	108
Other reclassifications and eliminations(b)	280	(1)
Total cash from (used for) operating activities - continuing operations	$157	$317
Cash from (used for) investing activities - continuing operations
Combined	$5,756	$1,062
GE current receivables sold to GE Capital(a)	(1,306)	(1,344)
GE long-term receivables sold to GE Capital	(174)	(108)
GE Capital long-term loan to GE	—	285
Other reclassifications and eliminations(b)	(886)	(374)
Total cash from (used for) investing activities - continuing operations	$3,390	$(479)
Cash from (used for) financing activities - continuing operations
Combined	$(4,941)	$(12,536)
GE current receivables sold to GE Capital(a)	769	556
GE Capital long-term loan to GE	—	(285)
Other reclassifications and eliminations(b)	607	375
Total cash from (used for) financing activities - continuing operations	$(3,565)	$(11,890)

(a)
Excludes $61 million and $1,120 million related to cash payments received on the Receivable facility DPP in the three months ended March 31, 2019 and 2018 respectively, which are reflected as Cash from investing activities in the GE Capital and the consolidated GE Company columns of our Statement of Cash Flows. Sales of current receivables from GE to GE Capital are classified as Cash from operating activities in the GE column of our Statement of Cash Flows. See Note 4.

(b)
Includes eliminations of other cash flows activities, including financing of supply chain finance programs of $323 million and $305 million in the three months ended March 31, 2019 and 2018 respectively, and various investments, loans and allocations of GE corporate overhead costs.

2019 1Q FORM 10-Q 69

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. GUARANTOR FINANCIAL INFORMATION
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

In connection with the registration of the senior notes, the Company is required to provide certain financial information regarding the Issuer and the Guarantors of the registered securities, specifically a Condensed Consolidating Statements of Earnings and Comprehensive Income for the three months ended March 31, 2019 and 2018, Condensed Consolidating Statements of Financial Position as of March 31, 2019 and December 31, 2018 and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2019 and 2018 for:

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

•	Consolidated – prepared on a consolidated basis.

70 2019 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues
Sales of goods and services	$4,580	$—	$—	$38,456	$(17,694)	$25,342
GE Capital revenues from services	—	233	75	2,580	(944)	1,944
Total revenues	4,580	233	75	41,035	(18,638)	27,286

Costs and expenses
Interest and other financial charges	2,316	231	379	1,977	(3,770)	1,133
Other costs and expenses	6,557	—	—	37,480	(18,281)	25,757
Total costs and expenses	8,873	231	380	39,457	(22,051)	26,889
Other income (loss)	(6,740)	—	—	16,963	(9,344)	878
Equity in earnings (loss) of affiliates	14,926	—	375	11,013	(26,315)	—
Earnings (loss) from continuing operations before income taxes	3,893	3	71	29,555	(32,246)	1,275
Benefit (provision) for income taxes	(335)	—	—	(658)	772	(222)
Earnings (loss) from continuing operations	3,558	2	71	28,896	(31,475)	1,053
Earnings (loss) from discontinued operations, net of taxes	30	—	—	—	2,562	2,592
Net earnings (loss)	3,588	2	71	28,896	(28,912)	3,645
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(1)	58	57
Net earnings (loss) attributable to the Company	3,588	2	71	28,897	(28,970)	3,588
Other comprehensive income (loss)	929	—	(1,082)	(443)	1,524	930
Comprehensive income (loss) attributable to the Company	$4,517	$2	$(1,011)	$28,454	$(27,446)	$4,517

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

(in millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues
Sales of goods and services	$7,704	$—	$—	$37,980	$(19,682)	$26,002
GE Capital revenues from services	—	208	226	1,557	(205)	1,786
Total revenues	7,704	208	226	39,538	(19,887)	27,788

Costs and expenses
Interest and other financial charges	1,380	206	547	1,263	(2,115)	1,282
Other costs and expenses	8,137	—	—	38,143	(19,846)	26,434
Total costs and expenses	9,517	206	547	39,407	(21,962)	27,716
Other income (loss)	275	—	—	(1,873)	1,802	204
Equity in earnings (loss) of affiliates	2,592	—	620	(159)	(3,054)	—
Earnings (loss) from continuing operations before income taxes	1,054	2	299	(1,901)	823	277
Benefit (provision) for income taxes	(648)	—	—	600	99	50
Earnings (loss) from continuing operations	406	2	299	(1,301)	922	328
Earnings (loss) from discontinued operations, net of taxes	(1,553)	—	(17)	1	128	(1,441)
Net earnings (loss)	(1,147)	2	282	(1,300)	1,050	(1,113)
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(5)	39	34
Net earnings (loss) attributable to the Company	(1,147)	2	282	(1,294)	1,011	(1,147)
Other comprehensive income (loss)	1,542	—	39	878	(917)	1,542
Comprehensive income (loss) attributable to the Company	$395	$2	$321	$(416)	$94	$395

2019 1Q FORM 10-Q 71

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
MARCH 31, 2019 (UNAUDITED)

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Assets
Cash, cash equivalents and restricted cash	$9,541	$—	$—	$25,949	$(585)	$34,905
Receivables - net	26,339	17,717	2,979	62,698	(76,312)	33,422
Investment in subsidiaries(a)	223,211	—	45,002	718,299	(986,512)	—
All other assets	31,676	12	—	372,836	(157,768)	246,755
Total assets	$290,767	$17,729	$47,982	$1,179,781	$(1,221,177)	$315,082

Liabilities and equity
Short-term borrowings	$160,578	$—	$10,867	$9,748	$(165,241)	$15,953
Long-term and non-recourse borrowings	49,405	16,297	23,868	45,257	(43,253)	91,573
All other liabilities	45,624	385	111	146,141	(40,766)	151,494
Total Liabilities	255,606	16,682	34,846	201,146	(249,260)	259,020

Total liabilities, redeemable noncontrolling interests and equity	$290,767	$17,729	$47,982	$1,179,781	$(1,221,177)	$315,082

(a)	Included within the subsidiaries of the Subsidiary Guarantor are cash and cash equivalent balances of $7,214 million and net assets of discontinued operations of $3,010 million.

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
DECEMBER 31, 2018

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Assets
Cash, cash equivalents and restricted cash	$9,561	$—	$—	$25,975	$(689)	$34,847
Receivables - net	28,426	17,467	2,792	69,268	(84,095)	33,857
Investment in subsidiaries(a)	215,434	—	45,832	733,535	(994,801)	—
All other assets	29,612	12	—	359,066	(147,810)	240,880
Total assets	$283,033	$17,479	$48,623	$1,187,844	$(1,227,394)	$309,585

Liabilities and equity
Short-term borrowings	$150,426	$—	$9,854	$9,649	$(157,108)	$12,821
Long-term and non-recourse borrowings	59,800	16,115	24,341	41,066	(44,213)	97,109
All other liabilities	41,826	336	245	152,889	(47,504)	147,792
Total Liabilities	252,052	16,452	34,439	203,604	(248,825)	257,722

Total liabilities, redeemable noncontrolling interests and equity	$283,033	$17,479	$48,623	$1,187,844	$(1,227,394)	$309,585

(a)	Included within the subsidiaries of the Subsidiary Guarantor are cash and cash equivalent balances of $6,892 million and net assets of discontinued operations of $3,482 million.

72 2019 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash from (used for) operating activities(a)	$(6,630)	$611	$(1,063)	$19,123	$(11,999)	$42

Cash from (used for) investing activities	$7,165	$(611)	$(61)	$10,259	$(13,311)	$3,442

Cash from (used for) financing activities	$(555)	$—	$1,124	$(29,416)	$25,240	$(3,607)

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	78	—	78
Increase (decrease) in cash, cash equivalents and restricted cash	(20)	—	—	44	(70)	(45)
Cash, cash equivalents and restricted cash at beginning of year	9,561	—	1	26,502	(516)	35,548
Cash, cash equivalents and restricted cash at March 31	9,541	—	—	26,547	(585)	35,503
Less cash, cash equivalents and restricted cash of discontinued operations at March 31	—	—	—	598	—	598
Cash, cash equivalents and restricted cash of continuing operations at March 31	$9,541	$—	$—	$25,949	$(585)	$34,905

(a)	Parent Company Guarantor cash flows included cash from (used for) operating activities of discontinued operations of $(2,946) million.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash from (used for) operating activities(a)	$17,593	$146	$(427)	$(16,722)	$(278)	$312

Cash from (used for) investing activities	$6,994	$(75)	$(788)	$(14,924)	$8,228	$(566)

Cash from (used for) financing activities	$(28,041)	$(70)	$1,214	$22,974	$(7,977)	$(11,899)

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	208	—	208
Increase (decrease) in cash, cash equivalents and restricted cash	(3,454)	—	—	(8,464)	(27)	(11,945)
Cash, cash equivalents and restricted cash at beginning of year	3,472	—	3	41,993	(743)	44,724
Cash, cash equivalents and restricted cash at March 31	18	—	3	33,529	(770)	32,779
Less cash, cash equivalents and restricted cash of discontinued operations at March 31	—	—	—	779	—	779
Cash, cash equivalents and restricted cash of continuing operations at March 31	$18	$—	$3	$32,750	$(770)	$32,000

(a)	Parent Company Guarantor cash flows included cash from (used for) operating activities of discontinued operations of $(2,383) million.

2019 1Q FORM 10-Q 73

OTHER ITEMS

GLOSSARY
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

OPERATIONAL TERMS

•
Organic – We integrate acquisitions as quickly as possible. Revenues and earnings from the date we complete the acquisition through the end of the fourth quarter following the acquisition are considered the acquisition effect of such businesses.

•
Product services agreements – contractual commitments, with multiple-year terms, to provide specified services for products in our Power, Renewable Energy, Aviation, Oil & Gas and Transportation installed base – for example, monitoring, maintenance, service and spare parts for a gas turbine/generator set installed in a customer’s power plant. See Revenues from Services section within Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

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

EXHIBITS

Exhibit 10(a)	Form of Agreement for Performance Stock Unit Grants to Executive Officers in 2019 under the General Electric Company 2007 Long-Term Incentive Plan.

Exhibit 10(b)
Amendment No. 1, dated as of March 12, 2019, to Credit Agreement dated as of June 22, 2018 among General Electric Company, as the borrower, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.

Exhibit 11	Computation of Per Share Earnings.*

Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.

Exhibit 95	Mine Safety Disclosure.

Exhibit 101
The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three months ended March 31, 2019 and 2018, (ii) Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018, (iii) Statement of Financial Position at March 31, 2019 and December 31, 2018, (v) Statement of Cash Flows for the three months ended March 31, 2019 and 2018, and (iv) Notes to Consolidated Financial Statements.

* Data required by Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share, is provided in Note 16 to the Consolidated Financial Statements in this Report.

2019 1Q FORM 10-Q 74

OTHER ITEMS

FORM 10-Q CROSS REFERENCE INDEX

Item Number		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	37-73

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Not applicable(a)

Item 4.	Controls and Procedures	33

Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	35-36

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	Not applicable

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	Not applicable

Item 6.	Exhibits	74

Signatures		76

(a)
There have been no significant changes to our market risk since December 31, 2018. For a discussion of our exposure to market risk, refer to our Annual Report on Form 10-K for the year ended December 31, 2018.

2019 1Q FORM 10-Q 75

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 30, 2019	/s/ Thomas S. Timko
Date	Thomas S. Timko Vice President, Chief Accounting Officer and Controller Principal Accounting Officer

76 2019 1Q FORM 10-Q