Form 10-Q
period 2019-06-30
GENERAL ELECTRIC CO
filed 2019-07-31
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number 001-00035
GENERAL ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)

New York			14-0689340
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

41 Farnsworth Street,	Boston	MA	02210
(Address of principal executive offices)			(Zip Code)
(Registrant’s telephone number, including area code) (617) 443-3000

_______________________________________________
(Former name, former address and former fiscal year,
if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.06 per share	GE	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 8,727,072,000 shares of common stock with a par value of $0.06 per share outstanding at June 30, 2019.

MD&A

ABOUT GENERAL ELECTRIC
General Electric Company operates worldwide as a high-tech industrial company through its five industrial segments, Power, Renewable Energy, Aviation, Healthcare, Oil & Gas, and through its financial services segment, Capital. The Power segment offers technologies, solutions, and services related to energy production, including gas and steam turbines, generators, and power generation services. The Renewable Energy segment provides wind turbine platforms, hardware and software, offshore wind turbines, solutions, products and services to hydropower industry, blades for onshore and offshore wind turbines, and high voltage equipment. The Aviation segment provides jet engines and turboprops for commercial airframes, maintenance, component repair, and overhaul services, as well as replacement parts, additive machines and materials, and engineering services. The Healthcare segment provides healthcare technologies in medical imaging, digital solutions, patient monitoring, and diagnostics, drug discovery, biopharmaceutical manufacturing technologies and performance enhancement solutions. The Oil & Gas segment offers oilfield services and equipment, turbomachinery and process solutions. The Capital segment leases and finances aircraft, aircraft engines and helicopters, provides financial and underwriting solutions, and manages our run-off insurance operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
The consolidated financial statements of General Electric Company (the Company) combine the industrial manufacturing and services businesses of GE with the financial services businesses of GE Capital or Financial Services and are prepared in conformity with U.S. generally accepted accounting principles (GAAP).

We believe investors will gain a better understanding of our company if they understand how we measure and talk about our results. Because of the diversity in our businesses, we present our financial statements in a three-column format, which allows investors to see our GE Industrial operations separately from our Financial Services operations. We believe that this provides useful information to investors. When used in this report, unless otherwise indicated by the context, we use the terms to mean the following:

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

•
GE Capital or Financial Services – the adding together of all affiliates of GE Capital giving effect to the elimination of transactions among such affiliates. We present the results of GE Capital in the right-side column of our consolidated Statements of Earnings (Loss), Financial Position and Cash Flows.

•
GE Industrial – GE excluding the continuing operations of GE Capital. We believe that this provides investors with a view as to the results of our industrial businesses and corporate items. An example of a GE Industrial metric is GE Industrial Free Cash Flows (Non-GAAP).

•
Industrial segment – the sum of our five industrial reportable segments, without giving effect to the elimination of transactions among such segments and between these segments and our financial services segment. This provides investors with a view as to the results of our industrial segments, without inter-segment eliminations and corporate items. An example of an industrial segment metric is industrial segment revenue growth.

Refer to the Glossary for a list of key terms used in our MD&A and financial statements. Operational and financial overviews for our operating segments are provided in the Segment Operations section.

This document contains “forward-looking statements” - that is, statements related to future events that by their nature address matters that are, to different degrees, uncertain. For details about the uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements, see the Risk Factors and Forward-Looking Statements sections, as well as our Annual Report on Form 10-K for the year ended December 31, 2018 and our other Quarterly Reports on Form 10-Q.

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

Amounts reported in billions in tables within this report are computed based on the amounts in millions. As a result, the sum of the components reported in billions may not equal the total amount reported in billions due to rounding. Certain columns and rows within the tables may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in millions. Discussions throughout this MD&A are based on continuing operations unless otherwise noted. The MD&A should be read in conjunction with the Financial Statements and Notes to the consolidated financial statements.

2019 2Q FORM 10-Q 3

MD&A

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

CONSOLIDATED RESULTS
SIGNIFICANT DEVELOPMENTS. In November 2018, and pursuant to our announced plan of an orderly separation from Baker Hughes, a GE company (BHGE) over time, BHGE completed an underwritten public offering in which we sold 101.2 million shares of BHGE Class A common stock. BHGE also repurchased 65 million BHGE LLC units from us. The total consideration received by us from these transactions was $3.7 billion. As a result, our economic interest in BHGE reduced from 62.5% to 50.4% and we recognized a pre-tax loss in equity of $2.2 billion. Any reduction in our ownership interest below 50% will result in us losing control of BHGE. At that point, we would deconsolidate our Oil & Gas segment, recognize any remaining interest at fair value and recognize any difference between carrying value and fair value of our interest in earnings. Depending on the form and timing of our separation, and if BHGE’s stock price remains below our current carrying value, we may recognize a significant loss in earnings. Based on BHGE's share price at July 26, 2019 of $24.84 per share, the loss upon deconsolidation from a sale of our interest would be approximately $7.4 billion. See Note 15 to the consolidated financial statements for further information.

On February 25, 2019, we completed the spin-off and subsequent merger of our Transportation segment with Wabtec Corporation, a U.S. rail equipment manufacturer. In the transaction, participating GE shareholders received shares of Wabtec common stock representing an approximate 24.3% ownership interest in Wabtec common stock. GE received approximately $2.8 billion in cash as well as shares of Wabtec common stock and Wabtec non-voting convertible preferred stock that, together, represent an approximate 24.9% ownership interest in Wabtec. GE is also entitled to additional cash consideration up to $0.5 billion for tax benefits that Wabtec realizes from the transaction. As a result, we reclassified our Transportation segment to discontinued operations in the first quarter of 2019 and recorded a gain of $3.5 billion ($2.5 billion after-tax) in discontinued operations. On May 6, 2019, we sold 25.3 million shares of Wabtec common stock resulting in proceeds of $1.8 billion. After the sale, our ownership of Wabtec reduced to approximately 11.8% which we intend to monetize over time. See Notes 2 and 3 to the consolidated financial statements for further information.

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

We recognized a non-cash pre-tax impairment charge of $0.7 billion related to goodwill at our Grid Solutions equipment and services reporting unit within our Renewable Energy segment. This charge was recorded within Corporate. See Note 8 to the consolidated financial statements for further information.

SECOND QUARTER 2019 RESULTS. Consolidated revenues were $28.8 billion, down $0.3 billion, or 1%, for the quarter. The decrease in revenues was largely attributable to the sales of Industrial Solutions, Value-Based Care and Distributed Power businesses in June 2018, July 2018 and November 2018, respectively. Industrial segment organic revenues* increased $1.9 billion, or 7%, driven by our Renewable Energy, Oil & Gas, Aviation and Healthcare segments, partially offset by our Power segment.

Continuing earnings per share was $(0.03). Excluding non-operating benefit costs, gains (losses) on business dispositions, restructuring and other charges, goodwill impairments and unrealized gains (losses) on investments, Adjusted earnings per share* was $0.17.

For the three months ended June 30, 2019, GE Industrial profit was $(0.4) billion and GE Industrial profit margins were (1.3)%, down $1.6 billion or 590 basis points, driven by a non-cash goodwill impairment charge of $0.7 billion in the second quarter of 2019, increased net losses from disposed or held for sale businesses of $0.4 billion, increased unrealized losses on investments of $0.3 billion and increased adjusted Corporate operating costs* of $0.1 billion, partially offset by decreased restructuring and other costs of $0.1 billion. Industrial segment profit decreased $0.6 billion, or 21%, primarily due to lower results within our Power, Renewable Energy and Aviation segments, partially offset by the performance of our Healthcare and Oil & Gas segments. Industrial segment organic profit* decreased $0.5 billion, or 17%.

GE cash flows from operating activities (CFOA) from continuing operations was $(0.8) billion for both the six months ended June 30, 2019 and 2018. GE CFOA remained flat primarily due to no GE Pension Plan contributions in 2019 compared to $0.9 billion in 2018 and lower net disbursements for equipment project costs, offset by lower net income and higher cash used for working capital and employee benefit liabilities compared to 2018. Adjusted GE Industrial Free Cash Flows (FCF)* were $(2.2) billion and $(1.4) billion for the six months ended June 30, 2019 and 2018, respectively. The increase in cash used was primarily due to lower net income and higher cash used for working capital and employee benefit liabilities compared to 2018, partially offset by lower net disbursements for equipment project costs compared to 2018. See the Capital Resources and Liquidity - Statement of Cash Flows section for further information.

*Non-GAAP Financial Measure

4 2019 2Q FORM 10-Q

MD&A	CONSOLIDATED RESULTS

Orders are contractual commitments with customers to provide specified goods or services for an agreed upon price. Backlog is unfilled customer orders for products and product services (expected life of contract sales for product services).

GE INDUSTRIAL BACKLOG (In billions)	June 30, 2019	June 30, 2018

Equipment	$85.0	$81.8
Services	311.5	276.5
Total backlog	$396.5	$358.3

GE INDUSTRIAL ORDERS	Three months ended June 30		Six months ended June 30
(In billions)	2019	2018	2019	2018

Equipment	$14.1	$14.9	$26.4	$27.2
Services	14.6	15.0	28.5	28.7
Total orders	$28.7	$30.0	$54.9	$55.9
Total organic orders	$29.3	$28.2	$55.8	$52.7

As of June 30, 2019, backlog increased $38.1 billion, or 11%, from the prior year due to an increase in services backlog of $35.0 billion and equipment backlog of $3.2 billion primarily at Aviation.
For the three months ended June 30, 2019, orders decreased $1.3 billion, or 4%, on a reported basis and increased $1.1 billion, or 4%, organically driven by an increase in services orders of $0.5 billion primarily at Renewable Energy, Oil & Gas and Aviation, partially offset by Power as well as an increase in equipment orders of $0.6 billion primarily at Renewable Energy and Power, partially offset by Aviation.
For the six months ended June 30, 2019, orders decreased $1.0 billion, or 2%, on a reported basis and increased $3.1 billion, or 6%, organically driven by an increase equipment orders of $1.8 billion primarily at Renewable Energy, Power and Oil & Gas, partially offset by Aviation as well as an increase in services orders of $1.3 billion primarily at Aviation and Oil & Gas.

Remaining performance obligation (RPO), a defined term under GAAP, is backlog excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty, even if the likelihood of cancellation is remote based on historical experience. We plan to continue reporting backlog as we believe that it is a useful metric for investors, given its relevance to total orders. See Note 9 to the consolidated financial statements for further information.

June 30, 2019 (In billions)	Equipment	Services	Total

Backlog	$85.0	$311.5	$396.5
Adjustments	(34.7)	(110.4)	(145.1)
Remaining performance obligation	$50.3	$201.1	$251.4

Adjustments to reported backlog of $(145.1) billion as of June 30, 2019 are largely driven by adjustments of $(132.1) billion in our Aviation segment: (1) backlog includes engine contracts for which we have received purchase orders that are cancelable. We have included these in backlog as our historical experience has shown no net cancellations, as any canceled engines are typically moved by the airframer to other program customers; (2) our services backlog includes contracts that are cancelable without substantive penalty, primarily time and materials contracts; (3) backlog includes engines contracted under long-term service agreements, even if the engines have not yet been put into service. These adjustments to reported backlog are expected to be satisfied beyond one year.

REVENUES	Three months ended June 30		Six months ended June 30
(In billions)	2019	2018	2019	2018

Consolidated revenues	$28.8	$29.2	$56.1	$56.9

Equipment	12.6	12.6	24.2	24.7
Services	14.5	14.6	28.3	28.4
Industrial segment revenues	27.1	27.2	52.5	53.2
Corporate items and Industrial eliminations	(0.2)	(0.1)	(0.2)	—
GE Industrial revenues	$26.8	$27.1	$52.2	$53.2

Financial services revenues	$2.3	$2.4	$4.5	$4.6

For the three months ended June 30, 2019, consolidated revenues decreased $0.3 billion, or 1%, primarily driven by decreased industrial segment revenues of $0.1 billion and decreased Financial Services revenues of $0.1 billion. The overall foreign currency impact on consolidated revenues was a decrease of $0.6 billion.
Industrial segment revenues decreased $0.1 billion as decreases at Power and Healthcare were partially offset by increases at Renewable Energy, Oil & Gas and Aviation. This decrease was driven by the net effects of dispositions of $1.4 billion, primarily attributable to the sales of Industrial Solutions, Value-Based Care and Distributed Power in June 2018, July 2018 and November 2018, respectively, and the effects of a stronger U.S. dollar of $0.6 billion. Excluding the effects of acquisitions, dispositions and foreign currency translation, industrial segment organic revenues* increased $1.9 billion, or 7%.
*Non-GAAP Financial Measure

2019 2Q FORM 10-Q 5

MD&A	CONSOLIDATED RESULTS

Financial Services revenues decreased $0.1 billion, or 4%, primarily due to volume declines, partially offset by higher gains and lower impairments.

For the six months ended June 30, 2019, consolidated revenues decreased $0.8 billion, or 1%, primarily driven by decreased industrial segment revenues of $0.7 billion and decreased Financial Services revenues of $0.1 billion. The overall foreign currency impact on consolidated revenues was a decrease of $1.3 billion.
Industrial segment revenues decreased $0.7 billion, or 1%, as decreases at Power and Healthcare were partially offset by increases at Aviation, Oil & Gas and Renewable Energy. This decrease was driven by the net effects of dispositions of $2.6 billion, primarily attributable to the sales of Industrial Solutions, Value-Based Care and Distributed Power in June 2018, July 2018 and November 2018, respectively, and the effects of a stronger U.S. dollar of $1.3 billion. Excluding the effects of acquisitions, dispositions and foreign currency translation, industrial segment organic revenues* increased $3.2 billion, or 6%.
Financial Services revenues decreased $0.1 billion, or 1%, primarily due to volume declines, partially offset by higher gains and lower impairments.

EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE	Three months ended June 30		Six months ended June 30
(In billions; per-share in dollars and diluted)	2019	2018	2019	2018

Continuing earnings	$(0.3)	$0.7	$0.7	$0.9

Continuing earnings per share	$(0.03)	$0.08	$0.07	$0.11

For the three months ended June 30, 2019, consolidated continuing earnings decreased $1.0 billion due to decreased GE Industrial continuing earnings of $1.3 billion, and a goodwill impairment charge of $0.7 billion in 2019, partially offset by increased benefit for GE Industrial income taxes of $0.6 billion driven by the completion of prior years’ audit, decreased interest and other financial charges of $0.2 billion, decreased non-operating benefit costs of $0.1 billion and decreased Financial Services losses of $0.1 billion.
GE Industrial continuing earnings decreased $1.3 billion, or 49%. Corporate items and eliminations decreased $0.7 billion primarily attributable to increased net losses from disposed or held for sale businesses of $0.4 billion, increased unrealized losses on investments of $0.3 billion and increased adjusted Corporate operating costs* of $0.1 billion, partially offset by decreased restructuring and other costs of $0.1 billion. Industrial segment profit decreased $0.6 billion, or 21%, with decreases at Power, Renewable Energy and Aviation, partially offset by higher profit at Healthcare and Oil & Gas. This decrease in industrial segment profit was driven in part by the net effects of dispositions of $0.1 billion, primarily associated with the sales of Industrial Solutions, Value-Based Care and Distributed Power in June 2018, July 2018 and November 2018, respectively. Excluding the effects of acquisitions, dispositions and foreign currency translation, industrial segment organic profit* decreased $0.5 billion, or 17%.
Financial Services continuing losses decreased $0.1 billion, or 57%, primarily due to higher gains, lower impairments, higher tax benefits and lower excess interest costs, partially offset by volume declines. Gains were $0.2 billion and $0.1 billion in the second quarters of 2019 and 2018, respectively, which primarily related to sales of GE Capital Aviation Services (GECAS) aircraft and engines resulting in gains of $0.1 billion in both 2019 and 2018 and the sale of an equity method investment resulting in a gain of $0.1 billion in 2019 at Energy Financial Services (EFS).

For the six months ended June 30, 2019, consolidated continuing earnings decreased $0.3 billion due to decreased GE Industrial continuing earnings of $0.9 billion and a goodwill impairment charge of $0.7 billion in 2019, partially offset by decreased Financial Services losses of $0.5 billion, decreased provision for GE Industrial income taxes of $0.4 billion driven by the completion of prior years’ audit, decreased interest and other financial charges of $0.3 billion and decreased non-operating benefit costs of $0.3 billion.
GE Industrial continuing earnings decreased $0.9 billion, or 20%. Corporate items and eliminations decreased $0.3 billion primarily attributable to increased unrealized losses on investments of $0.3 billion and increased adjusted Corporate operating costs* of $0.2 billion, partially offset by decreased restructuring and other costs of $0.2 billion. Industrial segment profit decreased $0.6 billion, or 11%, with decreases at Renewable Energy, Power and Aviation, partially offset by higher profit at Oil & Gas and Healthcare. This decrease in industrial segment profit was driven in part by the net effects of dispositions of $0.3 billion, primarily associated with the sales of Industrial Solutions, Value-Based Care and Distributed Power in June 2018, July 2018 and November 2018, respectively, offset by lower restructuring and business development costs related to Baker Hughes of $0.3 billion and the effects of a weaker U.S. dollar of $0.1 billion. Excluding the effects of acquisitions, dispositions and foreign currency translation, industrial segment organic profit* decreased $0.7 billion, or 12%.
Financial Services continuing losses decreased $0.5 billion primarily due to higher gains, lower excess interest costs, tax law changes and lower impairments. Gains were $0.4 billion and $0.2 billion in the first half of 2019 and 2018, respectively, which primarily related to sales of GECAS aircraft and engines resulting in gains of $0.2 billion and $0.1 billion in the first half of 2019 and 2018 and the sale of an equity method investment resulting in a gain of $0.1 billion in 2019 at EFS.

*Non-GAAP Financial Measure

6 2019 2Q FORM 10-Q

MD&A	CONSOLIDATED RESULTS

AVIATION AND GECAS 737 MAX. Aviation develops, produces, and sells LEAP aircraft engines through CFM International (CFM), a company jointly owned by GE and Safran Aircraft Engines, a subsidiary of the Safran Group of France. The LEAP-1B engine is the exclusive engine for the Boeing 737 MAX. In March 2019, global regulatory authorities ordered a temporary fleet grounding of the Boeing 737 MAX. In April 2019, Boeing announced a temporary reduction in the 737 MAX production rate, and during the second quarter of 2019, CFM reduced its production rate for the LEAP-1B to meet Boeing's revised aircraft build rate. As a result of the 737 MAX grounding, GE CFOA was adversely affected by an estimated $0.3 billion and $0.6 billion for the three and six months ended June 30, 2019, respectively. If the 737 MAX remains grounded, based on current assumptions, we anticipate a negative impact to GE CFOA of approximately $0.4 billion per quarter in the second half of 2019. See Capital Resources and Liquidity - Statement of Cash Flows for further information.

At June 30, 2019, GECAS owned 29 of these aircraft, 25 of which are leased to various lessees that remain obligated to make contractual rental payments. In addition, GECAS has made pre-delivery payments to Boeing related to 150 of these aircraft on order and has made financing commitments to acquire a further 19 aircraft under purchase and leaseback contracts with airlines.

As of June 30, 2019, we have approximately $2.1 billion of net assets related to the 737 MAX program that primarily comprises pre-delivery payments and owned aircraft subject to lease offset by progress collections. No impairment charges were incurred related to the 737 MAX aircraft and related balances in the first half of 2019 as we continue to believe these assets are fully recoverable. We continue to monitor these developments with our airline customers, lessees and Boeing.

SEGMENT OPERATIONS. Segment revenues include sales of products and services by the segment. Industrial segment profit is determined based on internal performance measures used by our Chief Operating Decision Maker (CODM), who is our Chief Executive Officer (CEO), to assess the performance of each business in a given period. In connection with that assessment, the CEO may exclude matters, such as charges for restructuring, rationalization and other similar expenses, acquisition costs and other related charges, certain gains and losses from acquisitions or dispositions, and certain litigation settlements. Subsequent to the Baker Hughes transaction on July 3, 2017, restructuring and other charges are included in the determination of segment profit for our Oil & Gas segment. See the Corporate Items and Eliminations section for additional information about costs excluded from segment profit.

Segment profit excludes results reported as discontinued operations and the portion of earnings or loss attributable to noncontrolling interests of consolidated subsidiaries, and as such only includes the portion of earnings or loss attributable to our share of the consolidated earnings or loss of consolidated subsidiaries.

Interest and other financial charges, income taxes and non-operating benefit costs are excluded in determining segment profit for the industrial segments. Interest and other financial charges, income taxes, non-operating benefit costs and GE Capital preferred stock dividends are included in determining segment profit (which we sometimes refer to as “net earnings”) for the Capital segment.

Other income is included in segment profit for the industrial segments.

Certain corporate costs, such as those related to shared services, employee benefits, and information technology, are allocated to our segments based on usage. A portion of the remaining corporate costs is allocated based on each segment’s relative net cost of operations.

2019 2Q FORM 10-Q 7

MD&A	SEGMENT OPERATIONS

SUMMARY OF REPORTABLE SEGMENTS	Three months ended June 30			Six months ended June 30
(Dollars in millions)	2019	2018	V%	2019	2018	V%

Power	$4,681	$6,261	(25)%	$9,298	$12,209	(24)%
Renewable Energy	3,627	2,883	26%	6,165	5,722	8%
Aviation	7,877	7,519	5%	15,831	14,631	8%
Healthcare	4,934	4,978	(1)%	9,616	9,680	(1)%
Oil & Gas	5,953	5,554	7%	11,569	10,939	6%
Total industrial segment revenues	27,071	27,195	—%	52,479	53,181	(1)%
Capital	2,321	2,429	(4)%	4,548	4,602	(1)%
Total segment revenues	29,392	29,623	(1)%	57,027	57,783	(1)%
Corporate items and eliminations	(561)	(462)	(21)%	(910)	(833)	(9)%
Consolidated revenues	$28,831	$29,162	(1)%	$56,117	$56,950	(1)%

Power	$117	$410	(71)%	$228	$654	(65)%
Renewable Energy	(184)	85	U	(371)	196	U
Aviation	1,385	1,475	(6)%	3,046	3,078	(1)%
Healthcare	958	926	3%	1,740	1,660	5%
Oil & Gas	82	73	12%	245	(70)	F
Total industrial segment profit (loss)	2,359	2,969	(21)%	4,887	5,518	(11)%
Capital	(89)	(207)	57%	46	(422)	F
Total segment profit (loss)	2,270	2,762	(18)%	4,933	5,095	(3)%
Corporate items and eliminations	(956)	(222)	U	(1,165)	(886)	(31)%
GE goodwill impairments	(744)	—	—%	(744)	—	—%
GE interest and other financial charges	(444)	(686)	35%	(1,032)	(1,326)	22%
GE non-operating benefit costs	(554)	(688)	19%	(1,115)	(1,369)	19%
GE benefit (provision) for income taxes	137	(487)	F	(213)	(576)	63%
Earnings (loss) from continuing operations attributable to GE common shareowners	(291)	679	U	663	940	(29)%
Earnings (loss) from discontinued operations, net of taxes	231	(63)	F	2,823	(1,504)	F
Less net earnings attributable to noncontrolling interests, discontinued operations	—	1	(100)%	(2)	4	U
Earnings (loss) from discontinued operations, net of tax and noncontrolling interest	231	(64)	F	2,825	(1,508)	F
Consolidated net earnings (loss) attributable to the GE common shareowners	$(61)	$615	U	$3,488	$(568)	F

Effective the first quarter of 2019, Corporate items and eliminations includes the results of our Lighting segment for all periods presented.

Oil & Gas segment profit excluding restructuring and other charges* of $135 million and $148 million was $217 million and $222 million for the three months ended June 30, 2019 and 2018, respectively. Oil & Gas segment profit excluding restructuring and other charges* of $194 million and $473 million was $439 million and $403 million for the six months ended June 30, 2019 and 2018, respectively.

*Non-GAAP Financial Measure

8 2019 2Q FORM 10-Q

MD&A	SEGMENT OPERATIONS

POWER
Effective the first quarter of 2019, we reorganized the businesses within our Power segment into Gas Power and Power Portfolio, and effectively eliminated the Power headquarters structure to allow us to reduce costs and improve operations. In the second quarter of 2019, we completed the reorganization of our Grid Solutions equipment and services business into our Renewable Energy segment and our Grid Solutions software business into Corporate for all periods presented. Gas Power is a unified gas life cycle business combining our Gas Power Systems and Power Services businesses, while Power Portfolio comprises our Steam Power Systems (including services previously reported in Power Services), Power Conversion and GE Hitachi Nuclear businesses. Power Portfolio's 2018 results also include our former Industrial Solutions and Distributed Power businesses which were sold in June 2018 and November 2018, respectively.

The power market as well as its operating environment continue to be challenging. Over the past several quarters, our outlook for Power was driven by the significant overcapacity in the industry, increased price pressure from competition on servicing the installed base, and the uncertain timing of deal closures due to financing and the complexities of working in emerging markets. In addition, our near-term earnings outlook could be impacted by project execution and our own underlying operational challenges. Also, market factors such as increasing energy efficiency and renewable energy penetration continue to impact long-term demand.

We have and will continue to take actions to right size our business for the current market conditions and our long-term outlook, including restructuring our operations to dispose of non-core businesses, resizing our remaining businesses to better align with market demand and driving these businesses with an operational rigor and discipline that is focused on our customers’ lifecycle experience. We are building a cost structure to support an average 25 to 30 gigawatt new unit gas turbine market; however, actual orders in a given year can vary. As a result of these actions and overall market conditions, we believe the business is showing early signs of stabilization and expect incremental improvements in 2020 with further acceleration in 2021 and beyond.

We continue to invest in new product development, such as our HA-Turbines, and upgrades which offset our cost reduction initiatives as these are critical to our customers and the long-term strategy of the business.

(In billions)	June 30, 2019	June 30, 2018

Equipment	$19.4	$18.6
Services	67.0	68.0
Total backlog	$86.4	$86.6

	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2019	2018	2019	2018

GE Gas Turbine unit orders	20	10	35	18
Heavy-Duty Gas Turbine(a) unit orders	16	7	27	11
HA-Turbine(b) unit orders	7	2	10	2
Aeroderivative(a) unit orders	4	3	8	7
GE Gas Turbine Gigawatts orders(c)	4.6	1.5	6.7	2.0

GE Gas Turbine unit sales	11	12	20	26
Heavy-Duty Gas Turbine(a) unit sales	4	7	11	19
HA-Turbine(b) unit sales	—	3	1	4
Aeroderivative(a) unit sales	7	5	9	7
(a) Heavy-Duty Gas Turbines and Aeroderivatives are subsets of GE Gas Turbines.
(b) HA-Turbines are a subset of Heavy-Duty Gas Turbines.
(c) Gigawatts reported associated with financial orders in the periods presented.

Equipment	$2.1	$2.5	$3.1	$4.0
Services	2.8	3.8	5.5	6.8
Total orders	$4.9	$6.3	$8.6	$10.7

Gas Power	$3.2	$3.5	$6.5	$7.0
Power Portfolio	1.4	2.8	2.8	5.2
Total sub-segment revenues	$4.7	$6.3	$9.3	$12.2

Equipment	$1.5	$2.4	$3.0	$4.9
Services	3.2	3.8	6.3	7.3
Total segment revenues	$4.7	$6.3	$9.3	$12.2

Segment profit	$0.1	$0.4	$0.2	$0.7
Segment profit margin	2.5%	6.5%	2.5%	5.4%

2019 2Q FORM 10-Q 9

MD&A	SEGMENT OPERATIONS

For the three months ended June 30, 2019, segment orders were down $1.4 billion (22%), segment revenues were down $1.6 billion (25%) and segment profit was down $0.3 billion (71%).
Reported orders decrease of $1.4 billion was driven primarily by the nonrecurrence of $1.1 billion of orders related to Industrial Solutions and Distributed Power following their sales in June 2018 and November 2018, respectively. Orders increased $0.1 billion, or 2%, organically mainly due to orders for nine more heavy-duty gas turbines at Gas Power, largely offset by a decrease in Steam orders at Power Portfolio.
Revenues decreased $0.3 billion, or 5%, organically*. Equipment revenues decreased due to lower unit sales, including three fewer heavy-duty gas turbines. Services revenues decreased due to lower contractual services revenues driven by lower outages and mix.
Profit decreased $0.2 billion, or 69%, organically* due to lower unit sales and lower productivity.

For the six months ended June 30, 2019, segment orders were down $2.2 billion (20%), segment revenues were down $2.9 billion (24%) and segment profit was down $0.4 billion (65%).
Backlog as of June 30, 2019 decreased $0.2 billion from June 30, 2018 primarily due to the nonrecurrence of $3.9 billion of backlog related to Industrial Solutions and Distributed Power following their sales in June 2018 and November 2018, respectively. Offsetting this decrease, backlog increased $3.8 billion, or 5%, driven by an increase equipment backlog of $2.1 billion and services backlog of $1.6 billion.
Reported orders decrease of $2.2 billion was driven primarily by the nonrecurrence of $2.3 billion of orders related to Industrial Solutions and Distributed Power following their sales in June 2018 and November 2018, respectively. Orders increased $0.6 billion, or 7%, organically mainly due to orders for 16 more heavy-duty gas turbines at Gas Power, largely offset by a decrease in Steam orders at Power Portfolio.
Revenues decreased $0.4 billion, or 4%, organically*. Equipment revenues decreased due to lower unit sales, including eight fewer heavy-duty gas turbines, and services revenues decreased due to lower contractual services revenues driven by lower outages and mix.
Profit decreased $0.3 billion, or 61%, organically* due to lower unit sales, partially offset by lower costs and favorable contractual settlements of $0.1 billion.

RENEWABLE ENERGY
In the second quarter of 2019, we completed the reorganization of our Grid Solutions equipment and services business into our Renewable Energy segment and our Grid Solutions software business into Corporate for all periods presented. We recognized a non-cash pre-tax impairment charge of $0.7 billion related to goodwill at our Grid Solutions equipment and services reporting unit. This charge was recorded within Corporate. See Note 8 to the consolidated financial statements for further information.

The onshore wind market in the U.S. continues to see the positive impact from the Production Tax Credit (PTC) cycle and customer preference shifting to larger, more efficient units to drive down costs and compete with other power generation options. Despite the competitive nature of the market, onshore wind order pricing has stabilized in the first half of 2019 due to demand caused by the anticipated expiration of PTCs in the U.S. in 2020 and auction stabilization in international markets. We expect a significant production ramp for 2019 deliveries in onshore wind and are monitoring our operational risk as we execute. The grid market continues to be challenging as we have experienced current year order declines in the High Voltage Direct Current (HVDC) and High Voltage (HV) product lines.

New product introductions continue to be important to our customers who are demonstrating the willingness to invest in new technology that decreases the levelized cost of energy. We are continuing to focus on cost reduction initiatives of our products, in-sourcing blade production and developing larger, more efficient turbines like the Haliade-X and Cypress.

(In billions)	June 30, 2019	June 30, 2018

Equipment	$15.3	$15.3
Services	10.4	7.9
Total backlog	$25.7	$23.3

*Non-GAAP Financial Measure

10 2019 2Q FORM 10-Q

MD&A	SEGMENT OPERATIONS

	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2019	2018	2019	2018

Wind Turbine unit orders	984	320	1,954	1,256
Wind Turbine Megawatts orders(a)	2,670	1,032	5,334	3,380
Repower unit orders	494	287	594	345

Wind Turbine unit sales	804	351	1,157	703
Wind Turbine Megawatts sales(a)	2,257	1,039	3,245	1,915
Repower unit sales	221	227	377	403
(a) Megawatts reported associated with financial orders in the periods presented.

Equipment	$2.9	$2.0	$5.9	$5.0
Services	0.8	0.7	1.3	1.2
Total orders	$3.7	$2.7	$7.2	$6.2

Onshore Wind	$2.4	$1.3	$3.9	$2.6
Grid Solutions equipment and services	0.9	1.2	1.9	2.4
Hydro and Offshore Wind	0.2	0.3	0.4	0.7
Total sub-segment revenues	$3.6	$2.9	$6.2	$5.7

Equipment	$2.9	$2.2	$4.8	$4.6
Services	0.8	0.6	1.3	1.2
Total segment revenues	$3.6	$2.9	$6.2	$5.7

Segment profit (loss)	$(0.2)	$0.1	$(0.4)	$0.2
Segment profit margin	(5.1)%	2.9%	(6.0)%	3.4%

For the three months ended June 30, 2019, segment orders were up $1.0 billion (35%), segment revenues were up $0.7 billion (26%) and segment profit was down $0.3 billion.
Orders increased $1.0 billion, or 38%, organically due to increased demand for North America Onshore Wind equipment resulting from the anticipated expiration of PTCs.
Revenues increased $0.9 billion, or 33%, organically*. Equipment revenues increased due to 453 more wind turbine shipments on a unit basis, or 117% more megawatts shipped, than in the prior year, offset by a decrease in Grid Solutions equipment due to lower HVDC and Alternate Current Substation (ACS) project revenues and HV product shipments. Services revenues increased primarily due to an increase in repower units pricing at Onshore Wind from the prior year.
Profit decreased $0.3 billion organically* largely due to higher losses in Grid Solutions equipment and services, Hydro and Offshore Wind as we began fully consolidating these entities in the fourth quarter of 2018, as well as project execution challenges including higher losses on legacy contracts. These items were offset by increased profit driven by higher volume in Onshore Wind and cost productivity, offset by the impact of U.S.-China tariffs, price pressure in Grid Solutions equipment and services and Onshore Wind and increased research and development spend for Haliade-X and Cypress.

For the six months ended June 30, 2019, segment orders were up $1.0 billion (17%), segment revenues were up $0.4 billion (8%) and segment profit was down $0.6 billion.
Backlog as of June 30, 2019 increased $2.4 billion, or 10%, from June 30, 2018 driven by increased demand at Onshore Wind resulting from the anticipated expiration of PTCs as well as increased repower orders, partially offset by a decrease in Grid Solutions equipment backlog due to lower HVDC orders.
Orders increased $1.2 billion, or 20%, organically due to increased demand for North America Onshore Wind equipment resulting from the anticipated expiration of PTCs.
Revenues increased $0.8 billion, or 14%, organically*. Equipment revenues increased due to 454 more wind turbine shipments on a unit basis, or 69% more megawatts shipped, than in the prior year, partially offset by decreases in Offshore due to the execution of a large project in prior year and Grid Solutions equipment due to lower HVDC and ACS project revenues and HV product shipments. Services revenues increased primarily due to an increase in repower units pricing at Onshore Wind from the prior year.
Profit decreased $0.6 billion organically* due to higher losses in Grid Solutions equipment and services, Hydro and Offshore Wind as we began fully consolidating these entities in the fourth quarter of 2018, as well as project execution challenges including higher losses on legacy contracts, partially offset by a $0.1 billion non-cash gain from the termination of two Offshore Wind contracts. These items were offset by increased profit driven by higher volume in Onshore Wind and cost productivity, offset by the impact of U.S.-China tariffs, price pressure in Grid Solutions equipment and services and Onshore Wind and increased research and development spend for Haliade-X and Cypress.

*Non-GAAP Financial Measure

2019 2Q FORM 10-Q 11

MD&A	SEGMENT OPERATIONS

AVIATION
Global passenger air travel continued to grow (measured in revenue passenger kilometers (RPK)*), oil prices remained stable, and traffic growth was broad-based across global regions. We expect this trend to drive continued demand in the installed base of commercial engines and increased focus on newer, more fuel-efficient aircraft. Industry-load factors for airlines remained above 80%*. Air freight volume decreased, particularly in international markets driven by economic conditions and slowing global trade. As it relates to the military environment, the U.S. Department of Defense has increased its budget and foreign governments have increased spending to upgrade or modernize their existing fleets, creating future opportunities.

We announced record commercial wins at the Paris Air Show, some of which, contributed to backlog growth of 17% from June 30, 2018. We continue to expect future orders as a result of these wins.

Total engineering, comprised of both company and customer funded spending, continues to grow in line with revenue growth. Company funded R&D spend has remained approximately flat as more costs have transitioned to external funding, primarily in our Military business.

Refer to the Aviation and GECAS 737 MAX discussion in Consolidated Results for information regarding the Company's exposure related to the temporary fleet grounding of the Boeing 737 MAX.

(In billions)	June 30, 2019	June 30, 2018

Equipment	$38.2	$36.1
Services	205.7	171.9
Total backlog	$243.9	$208.1

	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2019	2018	2019	2018

Commercial Engines unit orders	899	959	1,698	2,134
GEnx Engines(a) unit orders	21	269	51	293
LEAP Engines(a) unit orders	693	440	1,329	1,434
Military Engines unit orders	53	277	79	528

Commercial Engines unit sales	723	697	1,474	1,348
GEnx Engines(a) unit sales	70	57	148	107
LEAP Engines(a) unit sales	437	250	861	436
Military Engines unit sales	143	204	304	342
Spares Rate(b) unit sales	$27.0	$26.6	$28.5	$25.9
(a) GEnx and LEAP engines are subsets of commercial engines (b) Commercial externally shipped spares and spares used in time & material shop visits in millions of dollars per day.

Equipment	$3.5	$4.5	$6.7	$7.7
Services	5.1	5.0	10.6	9.9
Total orders	$8.6	$9.5	$17.3	$17.6

Commercial Engines & Services	$5.8	$5.5	$11.8	$10.8
Military	1.0	1.1	2.0	2.0
Systems & Other	1.1	0.9	2.0	1.8
Total sub-segment revenues	$7.9	$7.5	$15.8	$14.6

Equipment	$3.0	$2.9	$6.1	$5.4
Services	4.8	4.6	9.7	9.2
Total segment revenues	$7.9	$7.5	$15.8	$14.6

Segment profit	$1.4	$1.5	$3.0	$3.1
Segment profit margin	17.6%	19.6%	19.2%	21.0%

* Based on the latest available information from the International Air Transport Association

12 2019 2Q FORM 10-Q

MD&A	SEGMENT OPERATIONS

For the three months ended June 30, 2019, segment orders were down $1.0 billion (10%), segment revenues were up $0.4 billion (5%) and segment profit was down $0.1 billion (6%).
Orders decreased $0.8 billion, or 9%, organically primarily driven by four large commercial equipment orders received in second quarter 2018 that were not expected to repeat in the current year. Services orders increased attributable to increased materials orders.
Revenues increased $0.5 billion, or 6%, organically*. Equipment revenues increased primarily due to 26 more commercial units, including 187 more LEAP units, versus the prior year, partially offset by lower legacy commercial output in the CFM product line and timing of military equipment deliveries. Services revenues also increased primarily due to increased price and a higher commercial spare parts shipment rate.
Profit decreased $0.1 billion, or 6%, organically*, mainly due to the continued negative mix from lower shipments on commercial engines, primarily the CFM to LEAP engine transition and Passport engine shipments, partially offset by Services increased volume and increased price. Additionally, we recorded charges in the period related to the uncertainty of collection for a customer in a challenging financial position and additional costs for the GE9X engine certification.

For the six months ended June 30, 2019, segment orders were down $0.4 billion (2%), segment revenues were up $1.2 billion (8%) and segment profit was down 1%.
Backlog as of June 30, 2019 increased $35.8 billion, or 17%, from June 30, 2018 primarily due to an increase in long-term service agreements.
Orders decreased $0.4 billion, or 2%, organically primarily driven by four large commercial equipment orders received in second quarter 2018 that were not expected to repeat in the current year. Services orders increased attributable to increased materials orders.
Revenues increased $1.3 billion, or 9%, organically*. Equipment revenues increased primarily due to 126 more commercial units, including 425 more LEAP units, versus the prior year, partially offset by lower legacy commercial output in the CFM product line and the timing of military equipment deliveries. Services revenues also increased primarily due to increased price and a higher commercial spare parts shipment rate.
Profit decreased 1% organically*, mainly due to the continued negative mix from lower shipments on commercial engines, primarily the CFM to LEAP engine transition and Passport engine shipments, partially offset by Services increased volume and increased price. Additionally, we recorded charges in the period related to the uncertainty of collection for a customer in a challenging financial position and additional costs for the GE9X engine certification.

HEALTHCARE
The global healthcare market has continued to expand, driven by macro trends relating to growing and aging populations, increasing chronic and lifestyle-related disease, accelerating demand for healthcare in emerging markets, increasing demand for biologic drugs and insulin, and increasing use of diagnostic imaging. Technological innovation that makes it possible to address an increasing number of diseases, conditions and patients in more cost-effective manner has also driven growth across each of our global markets.

The Healthcare Systems market continues to expand at low single-digit rates. Growth in emerging markets is driven by long-term trends of expanding demand and access to healthcare. However, there is short-term variation driven by market-specific political and economic cycles. Developed markets are expected to remain steady in the near term driven by macro trends in the healthcare industry. The Life Sciences market, which encompasses Bioprocess and Pharmaceutical diagnostics, continues to be strong. The Bioprocess market is growing at a high single-digit rate, driven by growth in biologic drugs. The Pharmaceutical diagnostics business is positioned in the contrast agent and nuclear tracer markets. This market is expected to grow at low- to mid-single digit rates, driven by continued diagnostic imaging procedure growth and increasing contrast and tracer-enhancement of these same procedures, as these products help to increase the precision of the diagnostic information provided to clinicians.

We continue focusing on creating new products and solutions as well as expanding uses of existing offerings that are tailored to the different needs of our global customers. We strive to introduce technology innovation that enable our customers to improve their patient and operational outcomes as they diagnose, treat and monitor an increasing number of medical conditions and patients. During the year, we launched a number of new products, including CARESCAPE ONE, our next generation patient monitoring solution, and Revolution Apex, our first Artificial Intelligence-enabled premium CT. In addition, in our first collaboration product with Roche, we released the Navify Tumor Board 2.0, a solution that pools medical imaging and other patient data to give medical teams a more comprehensive view of each patient in a single place before they decide on treatment.

Effective January 1, 2019, the Healthcare Equipment Finance (HEF) financing business within our Capital segment was transferred to our Healthcare segment and is presented within Healthcare Systems.

*Non-GAAP Financial Measure

2019 2Q FORM 10-Q 13

MD&A	SEGMENT OPERATIONS

(In billions)	June 30, 2019	June 30, 2018

Equipment	$6.7	$6.2
Services	11.5	11.4
Total backlog	$18.2	$17.6

	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2019	2018	2019	2018

Equipment	$3.2	$3.1	$6.1	$5.8
Services	2.0	2.2	4.0	4.2
Total orders	$5.2	$5.3	$10.1	$10.1

Healthcare Systems	$3.6	$3.7	$7.0	$7.3
Life Sciences	1.3	1.2	2.6	2.4
Total sub-segment revenues	$4.9	$5.0	$9.6	$9.7

Equipment	$2.8	$2.8	$5.5	$5.4
Services	2.1	2.2	4.1	4.3
Total segment revenues	$4.9	$5.0	$9.6	$9.7

Segment profit	$1.0	$0.9	$1.7	$1.7
Segment profit margin	19.4%	18.6%	18.1%	17.1%

For the three months ended June 30, 2019, segment orders were down $0.1 billion (2%), segment revenues were down 1% and segment profit was up 3%.
Orders increased $0.1 billion, or 3%, organically primarily attributable to continued strength in Life Sciences.
Revenues increased $0.2 billion, or 4%, organically* due to higher volume in Life Sciences, driven by BioPharma and Pharmaceutical Diagnostics, as well as higher volume in Healthcare Systems.
Profit increased $0.1 billion, or 9%, organically* primarily driven by volume growth and cost productivity due to cost reduction actions including increased digital automation, sourcing and logistic initiatives, design engineering and prior year restructuring actions. These increases were partially offset by inflation, the impact of U.S.-China tariffs, and investments in programs including digital product innovations and Healthcare Systems new product introductions.

For the six months ended June 30, 2019, segment orders were up $0.1 billion (1%), segment revenues were down $0.1 billion (1%) and segment profit was up $0.1 billion (5%).
Backlog as of June 30, 2019 increased $0.7 billion, or 4%, from June 30, 2018 primarily due to an increase in equipment backlog of $0.5 billion.
Orders increased $0.6 billion, or 6%, organically primarily attributable to growth in services orders in both Life Sciences and Healthcare Systems.
Revenues increased $0.4 billion, or 4%, organically* due to higher volume in Life Sciences, driven by BioPharma and Pharmaceutical Diagnostics, as well as higher volume in Healthcare Systems.
Profit increased $0.2 billion, or 11%, organically* primarily driven by volume growth and cost productivity due to cost reduction actions including increased digital automation, sourcing and logistic initiatives, design engineering and prior year restructuring actions. These increases were partially offset by inflation, the impact of U.S.-China tariffs, and investments in programs including digital product innovations and Healthcare Systems new product introductions.

*Non-GAAP Financial Measure

14 2019 2Q FORM 10-Q

MD&A	SEGMENT OPERATIONS

OIL & GAS
The oil and gas market is dependent on spending by our customers for oil and natural gas exploration, field development and production. This spending is driven by a number of factors, including our customers' forecasts of future energy supply and demand, their access to resources to develop and produce oil and natural gas, their ability to fund their capital programs, the impact of new government regulations and most importantly, their expectations for oil and natural gas prices as a key driver of their cash flows.

Oil and gas markets remained dynamic in the second quarter of 2019. Commodity prices increased 9% as compared to the first quarter of 2019. However, Brent and WTI oil prices remained 7% and 12%, respectively, lower than the same quarter last year. Within the quarter, Brent oil prices fluctuated from a high of $74.94 to a low of $61.66, and WTI oil prices fluctuated from a high of $66.24 to a low of $51.13. In addition, rig counts in the quarter were up 3% versus the second quarter of 2018 driven by a 15% increase in the international rig count, partially offset with a 7% decline in the North American rig count. From an offshore and liquefied natural gas (LNG) perspective, in the first half of 2019, major equipment projects were awarded in the Oilfield Equipment and Turbomachinery & Process Solutions markets, in line with expectations. We remain focused on delivering innovative cost-efficient solutions that deliver step changes in operating and economic performance for our customers.

(In billions)	June 30, 2019	June 30, 2018

Equipment	$5.6	$5.3
Services	15.6	16.0
Total backlog	$21.1	$21.4

	Three months ended June 30		Six months ended June 30
(Dollars in billions)	2019	2018	2019	2018

Equipment	$2.8	$2.5	$5.1	$4.5
Services	3.7	3.5	7.2	6.8
Total orders	$6.5	$6.0	$12.2	$11.3

Turbomachinery & Process Solutions (TPS)	$1.4	$1.4	$2.7	$2.8
Oilfield Services (OFS)	3.3	2.9	6.2	5.6
Oilfield Equipment (OFE)	0.7	0.6	1.4	1.3
Digital Solutions	0.6	0.7	1.2	1.3
Total sub-segment revenues	$6.0	$5.6	$11.6	$10.9

Equipment	$2.4	$2.2	$4.6	$4.4
Services	3.6	3.4	6.9	6.5
Total segment revenues	$6.0	$5.6	$11.6	$10.9

Segment profit	$0.1	$0.1	$0.2	$(0.1)
Segment profit margin	1.4%	1.3%	2.1%	(0.6)%

For the three months ended June 30, 2019, segment orders were up $0.5 billion (8%), segment revenues were up $0.4 billion (7%) and segment profit was up 12%.
Orders increased $0.7 billion, or 11%, organically primarily driven by an increase in equipment orders resulting from major contract awards in TPS and increased OFS activity.
Revenues increased $0.6 billion, or 11%, organically* primarily resulting from higher OFS activity of $0.4 billion in international and North America markets and higher OFE activity of $0.1 billion driven by higher volume in subsea production systems and services.
Profit increased 5% organically* primarily driven by volume growth and improved cost productivity, partially offset by a loss related to the expected sale of a non-core business within TPS.

For the six months ended June 30, 2019, segment orders were up $0.9 billion (8%), segment revenues were up $0.6 billion (6%) and segment profit was up $0.3 billion.
Backlog as of June 30, 2019 decreased $0.3 billion, or 1%, from June 30, 2018 primarily due to a decrease in services backlog of $0.5 billion, partially offset by an increase in equipment backlog of $0.2 billion.
Orders increased $1.3 billion, or 11%, organically primarily driven by an increase in equipment orders resulting from major contract awards in TPS and increased OFS activity.
Revenues increased $1.0 billion, or 9%, organically* primarily resulting from higher OFS activity of $0.7 billion in international and North America markets and higher OFE activity of $0.2 billion driven by higher volume in subsea production systems and services.
Profit increased $0.1 billion, or 18%, organically* primarily driven by volume growth and improved cost productivity, partially offset by a loss related to the expected sale of a non-core business within TPS.

*Non-GAAP Financial Measure

2019 2Q FORM 10-Q 15

MD&A	SEGMENT OPERATIONS

CAPITAL
In 2018, we announced plans to take actions to make GE Capital smaller and more focused, including a substantial reduction in the size of GE Capital’s Energy Financial Services (EFS) and Industrial Finance (IF) businesses (GE Capital strategic shift). With respect to this announcement, we completed $15 billion of asset reductions during 2018 and $1.6 billion of asset reductions during the first half of 2019, including approximately $0.5 billion during the second quarter of 2019. Also in the second quarter of 2019, we classified $3.6 billion of GE Capital Aviation Services (GECAS) financing receivables as held for sale. See Note 5 to the consolidated financial statements for further information. We expect to execute total asset reductions of approximately $10 billion by the end of 2019, primarily comprising receivables held by GECAS, Working Capital Solutions (WCS), supply chain finance program and EFS assets. We continue to evaluate strategic options to accelerate the further reduction in the size of GE Capital, some of which could have a material financial charge depending on the timing, negotiated terms and conditions of any ultimate arrangements.

In the second quarter of 2019, GE Capital received a $1.5 billion capital contribution from GE and expects to receive approximately $2.5 billion of additional capital contributions from GE by the end of 2019.

GE Capital made capital contributions to its insurance subsidiaries of $1.9 billion and $3.5 billion in the first quarters of 2019 and 2018, respectively, and expects to provide further capital contributions of approximately $9 billion through 2024. See the Capital Resources and Liquidity section for further information.

We annually perform premium deficiency testing across our run-off insurance portfolio and expect this year’s testing to be completed in the third quarter of 2019. We have observed a decline in market interest rates this year, which we expect will result in a lower discount rate and, holding all other assumptions constant, an increase in our future policy benefit reserves on a GAAP basis. In addition, it may also result in a lower discount rate under the statutory accounting rules that are relevant for determining the amount of capital to be contributed to our insurance subsidiaries.

As previously disclosed within the GAAP Reserve Sensitivities included in “Other Items” in our Annual Report on Form 10-K for the year ended December 31, 2018, a 25 basis point reduction in our discount rate, holding all other assumptions within our 2018 premium deficiency test constant, could increase our future policy benefit reserves on a GAAP basis by up to $1.0 billion (pre-tax).

Our discount rate is based upon the actual yields on our investment security portfolio and our forecasted reinvestment rate, which comprises the future rates at which we expect to invest proceeds from investment maturities and projected future capital contributions.  While the movement in market rates impacts the reinvestment rate, it does not typically impact the actual yield on our existing investments. Furthermore, our assumed reinvestment rate on future fixed income investments is based both on expected long-term average rates and current market interest rates.

For the reasons described above, a decline in market interest rates would not result in an equivalent decline in our discount rate assumption. Since our 2018 premium deficiency test, market interest rates have declined by approximately 75 basis points. This will impact a component of our discount rate only, and holding all other assumptions constant, would have increased our future policy benefit reserves on a GAAP basis by less than $1.0 billion (pre-tax).

There are many other assumptions that we are in the process of updating as part of our annual premium deficiency test that will be completed in the third quarter of 2019.

Effective January 1, 2019, the HEF business within our Capital segment was transferred to our Healthcare segment.

Refer to the Aviation and GECAS 737 MAX discussion in Consolidated Results for information regarding the Company's exposure related to the temporary fleet grounding of the Boeing 737 MAX.

16 2019 2Q FORM 10-Q

MD&A	SEGMENT OPERATIONS

	Three months ended June 30		Six months ended June 30
(In billions)	2019	2018	2019	2018

GECAS	$1.2	$1.2	$2.5	$2.4
EFS	0.1	(0.1)	0.1	(0.1)
IF and WCS	0.2	0.4	0.5	0.7
Insurance	0.7	0.7	1.4	1.5
Other continuing operations	—	0.1	—	0.1
Total sub-segment revenues	$2.3	$2.4	$4.5	$4.6

GECAS	$0.3	$0.3	$0.6	$0.6
EFS	0.1	—	0.1	—
IF and WCS	0.1	0.1	0.1	0.2
Insurance	—	—	—	—
Other continuing operations(a)	(0.5)	(0.6)	(0.8)	(1.1)
Total sub-segment profit	$(0.1)	$(0.2)	$—	$(0.4)

	June 30, 2019	December 31, 2018
GE Capital debt to equity ratio	4.5:1	5.7:1
(a) Other continuing operations is primarily driven by excess interest costs from debt previously allocated to assets that have been sold as part of the GE Capital Exit Plan (our plan announced in 2015 to reduce the size of our financial services businesses), preferred stock dividend costs and interest costs not allocated to GE Capital segments, which are driven by GE Capital’s interest allocation process. Interest costs are allocated to GE Capital segments based on the tenor of their assets using the market rate at the time of origination. Debt on the GE Capital balance sheet was issued based on the profile of our balance sheet prior to the decision in 2015 to strategically reduce the size of GE Capital. It included long-dated maturities that are no longer consistent with a much smaller business. As a result, actual interest expense is higher than interest expense allocated to the remaining GE Capital segments. Preferred stock dividend costs will become a GE obligation in January 2021 as the internal preferred stock issued by GE Capital to GE under which GE Capital pays preferred stock dividends to GE to fund GE preferred stock dividends will convert into common equity. See Note 15 to the consolidated financial statements for further information on GE and GE Capital preferred stock. The excess interest costs from debt previously allocated to assets that have been sold are expected to run off by 2020. In addition, we anticipate unallocated interest costs to decline gradually as debt matures and/or is refinanced.
For the three months ended June 30, 2019, Capital revenues decreased $0.1 billion, or 4%, primarily due to volume declines, partially offset by higher gains and lower impairments.
Capital losses decreased $0.1 billion, or 57%, primarily due to higher gains, lower impairments, higher tax benefits and lower excess interest costs, partially offset by volume declines. Gains were $0.2 billion and $0.1 billion in the second quarters of 2019 and 2018, respectively, which primarily related to sales of GECAS aircraft and engines resulting in gains of $0.1 billion in both 2019 and 2018 and the sale of an equity method investment resulting in a gain of $0.1 billion in 2019 at EFS.

For the six months ended June 30, 2019, Capital revenues decreased $0.1 billion, or 1%, primarily due to volume declines, partially offset by higher gains and lower impairments.
Capital losses decreased $0.5 billion primarily due to higher gains, lower excess interest costs, tax law changes and lower impairments. Gains were $0.4 billion and $0.2 billion in the first half of 2019 and 2018, respectively, which primarily related to sales of GECAS aircraft and engines resulting in gains of $0.2 billion and $0.1 billion in the first half of 2019 and 2018 and the sale of an equity method investment resulting in a gain of $0.1 billion in 2019 at EFS.
CORPORATE ITEMS AND ELIMINATIONS

	Three months ended June 30		Six months ended June 30
(In millions)	2019	2018	2019	2018

Revenues
Eliminations and other	$(561)	$(462)	$(910)	$(833)
Total Corporate Items and Eliminations	$(561)	$(462)	$(910)	$(833)

Operating profit (cost)
Gains (losses) on disposals and held for sale businesses	$(116)	$329	$250	$263
Restructuring and other charges(a)	(328)	(462)	(567)	(800)
Unrealized gains (losses)	(51)	266	(38)	266
Goodwill impairment (Note 8)	(744)	—	(744)	—
Adjusted total corporate costs (operating) (Non-GAAP)	(462)	(356)	(809)	(614)
Total Corporate Items and Eliminations (GAAP)	$(1,700)	$(222)	$(1,909)	$(886)
(a) Subsequent to the Baker Hughes transaction, restructuring and other charges are included in the determination of segment profit for our Oil & Gas segment.

2019 2Q FORM 10-Q 17

MD&A	CORPORATE ITEMS AND ELIMINATIONS

Unrealized gains (losses) are related to our retained Wabtec equity investment for the three and six months ended June 30, 2019, and to our Pivotal software equity investment for the three months ended June 30, 2018.

For the three months ended June 30, 2019, revenues decreased by $0.1 billion, primarily as a result of a $0.3 billion decrease in revenue related to our Lighting business, partially offset by a $0.1 billion increase in inter-segment eliminations.

Operating costs increased $1.5 billion, primarily as a result of a goodwill impairment charge of $0.7 billion related to our Renewable Energy segment in the second quarter of 2019, and $0.4 billion of higher net losses from disposed or held for sale businesses. These higher net losses primarily relate to the nonrecurrence of a $0.3 billion gain from the sale of our Industrial Solutions business to ABB in the second quarter of 2018 and a $0.1 billion realized loss on our Wabtec investment in the second quarter of 2019. Operating costs also increased as a result of $0.3 billion of higher unrealized losses due to the nonrecurrence of a $0.3 billion unrealized gain related to our equity investment in Pivotal Software in the second quarter of 2018, and a $0.1 billion unrealized loss related to our equity investment in Wabtec in the second quarter of 2019. These increases were partially offset by $0.1 billion of lower restructuring and other charges. In addition, adjusted total corporate costs* increased $0.1 billion due to an increase of $0.1 billion in costs associated with existing environmental, health and safety matters in the second quarter of 2019, and the nonrecurrence of gains associated with the sale of intangible assets of $0.1 billion in the second quarter of 2018.

For the six months ended June 30, 2019, revenues decreased by $0.1 billion, primarily as a result of a $0.4 billion decrease in revenue related to our Lighting business partly offset by a $0.2 billion increase in inter-segment eliminations.

Operating costs increased $1.0 billion, primarily as a result of a goodwill impairment charge of $0.7 billion related to our Renewable Energy segment in the second quarter of 2019, higher unrealized losses, primarily due to the nonrecurrence of a $0.3 billion unrealized gain related to our equity investment in Pivotal Software in the second quarter of 2018. These increases were partially offset by $0.2 billion of lower restructuring and other charges primarily related to our Power segment. In addition, adjusted total corporate costs* increased $0.2 billion due to a $0.1 billion increase in costs associated with existing environmental, health and safety matters in the second quarter of 2019, and the nonrecurrence of gains associated with the sale of intangible assets of $0.1 billion in the six months ended June 30, 2018.

Excluding gains (losses) on disposals and held for sale businesses, restructuring and other charges, unrealized gains (losses) and goodwill impairment in the above table, adjusted total corporate costs (operating)* were $462 million and $809 million for the three and six months ended June 30, 2019, respectively, and $356 million and $614 million for the three and six months ended June 30, 2018, respectively. We believe that adjusting corporate costs* to exclude the effects of items that are not closely associated with ongoing corporate operations provides management and investors with a meaningful measure that increases the period-to-period comparability of our ongoing corporate costs.

RESTRUCTURING. Restructuring actions are an essential component of our cost improvement efforts to both existing operations and those recently acquired. Restructuring and other charges relate primarily to workforce reductions, facility exit costs associated with the consolidation of sales, service and manufacturing facilities, the integration of acquisitions, and certain other asset write-downs such as those associated with product line exits. We continue to closely monitor the economic environment and expect to undertake further restructuring actions to more closely align our cost structure with earnings and cost reduction goals.

RESTRUCTURING & OTHER CHARGES	Three months ended June 30		Six months ended June 30
(In billions)	2019	2018	2019	2018

Workforce reductions	$0.2	$0.2	$0.4	$0.4
Plant closures & associated costs and other asset write-downs	0.1	0.3	$0.2	0.5
Acquisition/disposition net charges	0.1	0.2	$0.2	0.4
Total (including Oil & Gas)	$0.4	$0.7	$0.8	$1.3

For the three months ended June 30, 2019, restructuring and other charges were $0.4 billion of which approximately $0.1 billion was reported in cost of products/services and $0.3 billion was reported in selling, general and administrative expenses (SG&A). These activities were primarily at Corporate, Power and Oil & Gas. Cash expenditures for restructuring and other charges were approximately $0.4 billion for the three months ended June 30, 2019. Of the total $0.4 billion restructuring and other charges, $0.1 billion was recorded in the Oil & Gas segment, which amounted to $0.1 billion net of noncontrolling interest.

For the three months ended June 30, 2018, restructuring and other charges were $0.7 billion of which approximately $0.2 billion was reported in cost of products/services, $0.4 billion was reported in SG&A. These activities were primarily at Corporate, Oil & Gas, and Power. Cash expenditures for restructuring and other charges were approximately $0.4 billion for the three months ended June 30, 2018. Of the total $0.7 billion restructuring and other charges, $0.2 billion was recorded in the Oil & Gas segment, which amounted to $0.1 billion net of noncontrolling interest.

*Non-GAAP Financial Measure

18 2019 2Q FORM 10-Q

MD&A	CORPORATE ITEMS AND ELIMINATIONS

For the six months ended June 30, 2019, restructuring and other charges were $0.8 billion of which approximately $0.2 billion was reported in cost of products/services and $0.5 billion was reported in SG&A. These activities were primarily at Corporate, Power and Oil & Gas. Cash expenditures for restructuring and other charges were approximately $0.8 billion for the six months ended June 30, 2019. Of the total $0.8 billion restructuring and other charges, $0.2 billion was recorded in the Oil & Gas segment, which amounted to $0.1 billion net of noncontrolling interest.

For the six months ended June 30, 2018, restructuring and other charges were $1.3 billion of which approximately $0.5 billion was reported in cost of products/services, $0.7 billion was reported in SG&A. These activities were primarily at Oil & Gas, Corporate and Power. Cash expenditures for restructuring and other charges were approximately $0.8 billion for the six months ended June 30, 2018. Of the total $1.3 billion restructuring and other charges, $0.5 billion was recorded in the Oil & Gas segment, which amounted to $0.3 billion net of noncontrolling interest.

COSTS AND GAINS NOT INCLUDED IN SEGMENT RESULTS. As discussed in the Segment Operations section within the MD&A, certain amounts are not included in industrial segment results because they are excluded from measurement of their operating performance for internal and external purposes. These costs relate primarily to restructuring and acquisition and disposition activities.

For the three months ended June 30, 2019, costs not included in segment results were $0.9 billion, of which $0.8 billion was related to the Renewable Energy segment primarily as a result of a goodwill impairment charge of $0.7 billion and $0.1 billion was related to the Power segment. There were no gains or losses not included in the segment results for the three months ended June 30, 2019. In addition to the segment results, there was $0.1 billion of costs and $0.1 billion of losses related to Corporate.

For the three months ended June 30, 2018, costs not included in segment results were $0.3 billion, of which $0.1 billion was related to the Power segment and $0.1 billion was related to the Renewable Energy segment. Gains not included in segment results were $0.3 billion, of which $0.3 billion was related to the Power segment. In addition to the segment results, there was $0.2 billion of costs and $0.3 billion of gains related to Corporate.

For the six months ended June 30, 2019, costs not included in segment results were $1.0 billion, of which $0.8 billion was related to the Renewable Energy segment primarily as a result of a goodwill impairment charge of $0.7 billion, $0.1 billion was related to the Power segment and $0.1 billion was related to the Healthcare segment. There were no gains or losses not included in the segment results for the six months ended June 30, 2019. In addition to the segment results, there was $0.3 billion of costs and $0.2 billion of gains related to Corporate.

For the six months ended June 30, 2018, costs not included in segment results were $0.5 billion, of which $0.3 billion was related to the Power segment, $0.1 billion was related to the Renewable Energy segment, and $0.1 billion was related to the Healthcare segment. Gains not included in segment results were $0.3 billion, of which $0.3 billion was related to the Power segment. In addition to segment results, there was $0.3 billion of costs and $0.2 billion of gains related to Corporate.

OTHER CONSOLIDATED INFORMATION
INTEREST AND OTHER FINANCIAL CHARGES. Consolidated interest and other financial charges amounted to $1.0 billion and $1.3 billion for the three months ended June 30, 2019 and 2018, respectively, and $2.1 billion and $2.6 billion for the six months ended
June 30, 2019 and 2018, respectively.

GE interest and other financial charges (which excludes interest on assumed debt) amounted to $0.4 billion and $0.7 billion for the three months ended June 30, 2019 and 2018, respectively and $1.0 billion and $1.3 billion for the six months ended June 30, 2019 and 2018, respectively. The reductions were driven primarily by the reversal of $0.1 billion of accrued interest on tax liabilities due to the completion of the 2012-2013 Internal Revenue Service (IRS) audit in June 2019, as well as lower expense related to lower sales of GE long-term receivables to GE Capital. The primary components of GE interest and other financial charges are interest on short- and long-term borrowings and financing costs on sales of receivables. Total GE interest and other financial charges of $0.2 billion and $0.4 billion was recorded at Corporate and $0.3 billion and $0.3 billion was recorded by GE segments for the three months ended June 30, 2019 and 2018, respectively, and $0.5 billion and $0.7 billion was recorded at Corporate and $0.5 billion and $0.6 billion was recorded by GE segments for the six months ended June 30, 2019 and 2018, respectively.

GE Capital interest and other financial charges (which includes interest on debt assumed by GE) was $0.6 billion and $0.8 billion for the three months ended June 30, 2019 and 2018, respectively, and $1.3 billion and $1.6 billion for the six months ended June 30, 2019 and 2018, respectively. The decrease in 2019 compared to 2018 was primarily due to lower average borrowings balances due to maturities and lower net interest on assumed debt resulting from an increase in intercompany loans to GE which bear the right of offset (see the Borrowings section of Capital Resources and Liquidity for an explanation of assumed debt and right-of-offset loans), partially offset by an increase in average interest rates due to changes in market rates.

CONSOLIDATED INCOME TAXES. Many factors impact our income tax expense and cash tax payments. The most significant factor is that we conduct business in over 180 countries and the majority of our revenue is earned outside the U.S. Our tax liability is also affected by U.S. and foreign tax incentives designed to encourage certain investments, like research and development; and by acquisitions, dispositions and tax law changes. Finally, our tax returns are routinely audited, and settlements of issues raised in these audits sometimes affect our tax rates.

2019 2Q FORM 10-Q 19

MD&A	OTHER CONSOLIDATED INFORMATION

See Other Consolidated Information - Income Taxes section and Critical Accounting Estimates - Income Taxes section within MD&A in our Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

For the three months ended June 30, 2019, the consolidated income tax rate was 54.0% compared to 40.8% for the three months ended June 30, 2018. The positive rate for 2019 reflects a tax benefit on a pre-tax loss.

In June 2019, the IRS completed the audit of our consolidated U.S. income tax returns for 2012-2013, which resulted in a decrease in our balance of unrecognized tax benefits (i.e., the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements). The Company recognized a resulting non-cash continuing operations tax benefit of $0.4 billion plus an additional net interest benefit of $0.1 billion. Of these amounts, GE recorded $0.4 billion of tax benefits and $0.1 billion of net interest benefits, and GE Capital recorded insignificant amounts of tax and net interest benefits. These benefits resulted in an impact to continuing earnings per share of $0.06. GE Capital also recorded a non-cash benefit in discontinued operations of $0.3 billion of tax benefits and an insignificant amount of net interest benefits. These benefits resulted in an impact to discontinued earnings per share of $0.04. See Notes 2 and 14 of the consolidated financial statements for further information.

The consolidated provision (benefit) for income taxes was $(0.1) billion in the second quarter of 2019 and $0.5 billion in the second quarter of 2018. The decrease in tax provision was primarily due to the completion of the above-referenced IRS audit of the 2012-2013 consolidated U.S. income tax returns, lower expense from global activities including the nonrecurrence of a 2018 charge associated with a change in deferred taxes resulting from the decision to execute an internal restructuring to separate the Healthcare business, the nonrecurrence of second quarter 2018 dispositions taxed above the statutory rate and the decrease in pre-tax income. This was partially offset by a lower benefit to adjust the year-to-date tax rate to be in-line with the lower projected full-year rate.

The consolidated tax provision (benefit) includes $(0.1) billion and $0.5 billion for GE (excluding GE Capital) for the second quarters of 2019 and 2018, respectively.

For the six months ended June 30, 2019, the consolidated income tax rate was 7.4% compared to 30.0% for the six months ended June 30, 2018.

The consolidated provision (benefit) for income taxes was $0.1 billion for the six months of 2019 and $0.5 billion for the six months of 2018. The decrease in tax provision was primarily due to the completion of the above-referenced IRS audit of the 2012-2013 consolidated U.S. income tax returns, lower expense from global activities including the nonrecurrence of a 2018 charge associated with a change in deferred taxes resulting from the decision to execute an internal restructuring to separate the Healthcare business and the nonrecurrence of 2018 dispositions taxed above the statutory rate. This was partially offset by the lower benefit to adjust the year-to-date tax rate to be in-line with the lower projected full-year rate.

The consolidated tax provision (benefit) includes $0.2 billion and $0.6 billion for GE (excluding GE Capital) for the six months of 2019 and 2018, respectively.

DISCONTINUED OPERATIONS. Discontinued operations primarily comprise our Transportation segment, residual assets and liabilities related to our exited U.S. mortgage business (WMC), as discussed in Legal Proceedings and Notes 2 and 19 to the consolidated financial statements, our mortgage portfolio in Poland and trailing liabilities associated with the sale of our GE Capital businesses.

In the first quarter of 2019, as a result of the spin-off and subsequent merger of our Transportation business with Wabtec, we recognized a gain of $3.5 billion ($2.5 billion after-tax) in discontinued operations. See Notes 2 and 3 to the consolidated financial statements for further information.

In June 2019, GE Capital recorded $0.3 billion of tax benefits and an insignificant amount of net interest benefits due to a decrease in our balance of unrecognized tax benefits. See the Consolidated Income Tax section above.

In January 2019, we announced an agreement in principle with the United States to settle the investigation by the U.S. Department of Justice (DOJ) regarding potential violations of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) by WMC and GE Capital, and in April 2019, the parties entered into a definitive settlement agreement. Under the agreement, which concludes this investigation, GE, without admitting liability or wrongdoing, paid the United States a civil penalty of $1.5 billion.

The mortgage portfolio in Poland comprises floating rate residential mortgages, of which approximately 84% are denominated in Swiss Francs, as opposed to the local currency in Poland, which comprises the remaining 16%. At June 30, 2019, the portfolio had a carrying value of $2.6 billion with a 1.4% 90-day delinquency rate and an average loan to value ratio of 70%. The portfolio is recorded at fair value less cost to sell and includes a $0.3 billion impairment, which reflects our best estimate of the effects of potential legislative relief to borrowers and of ongoing litigation in Poland related to foreign currency-denominated mortgages. Future adverse developments in the potential for legislative relief or in litigation involving our subsidiary or other banks with similar portfolios could result in further impairment or other losses related to these loans in future reporting periods.

20 2019 2Q FORM 10-Q

MD&A	OTHER CONSOLIDATED INFORMATION

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS	Three months ended June 30		Six months ended June 30
(In billions)	2019	2018	2019	2018
Earnings (loss) of discontinued operations, net of taxes	$231	$(63)	$270	$(1,507)
Gain (loss) on disposal, net of taxes	—	—	2,553	3
Earnings (loss) from discontinued operations, net of taxes	$231	$(63)	$2,823	$(1,504)

CAPITAL RESOURCES AND LIQUIDITY
FINANCIAL POLICY. We intend to maintain a disciplined financial policy, targeting a sustainable credit rating in the Single-A range with a GE industrial net debt*/EBITDA ratio of less than 2.5x and a dividend in line with our peers over time, as well as a less than 4-to-1 debt-to-equity ratio for GE Capital. We remain on track to deliver against these leverage goals. GE industrial net debt* was $54.4 billion and $55.3 billion at June 30, 2019 and December 31, 2018, respectively.

GE realized $1.8 billion of proceeds in the second quarter of 2019 from the monetization of a portion of our stake in Wabtec, in addition to total proceeds of $3.3 billion realized in the first quarter of 2019, comprising $2.8 billion from the completion of the merger of our Transportation business with Wabtec and $0.4 billion of proceeds from the sale of our Digital ServiceMax business. We also expect to realize future proceeds from the sale of our BioPharma business within our Healthcare segment and the monetization of our remaining stakes in BHGE and Wabtec. At June 30, 2019, GE total cash, cash equivalents and restricted cash was $20.1 billion.

GE Capital generated approximately $1.6 billion from asset reductions for the six months ended June 30, 2019, as part of our plan to execute total asset reductions of approximately $10 billion in 2019 to meet our overall $25 billion target. In addition, in the second quarter of 2019, GE Capital received a $1.5 billion capital contribution from GE, and expects to receive approximately $2.5 billion of additional capital contributions from GE by the end of 2019. At June 30, 2019, GE Capital total cash, cash equivalents and restricted cash was $11.9 billion (excluding $0.6 billion classified within discontinued operations).

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

GE LIQUIDITY. GE's primary sources of liquidity consist of cash and cash equivalents, free cash flows from our operating businesses, monetization of receivables, proceeds from announced dispositions, and short-term borrowing facilities (described below). Cash generation can be subject to variability based on many factors, including seasonality, receipt of down payments on large equipment orders, timing of billings on long-term contracts, the effects of changes in end markets and our ability to execute dispositions.

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

GE CAPITAL LIQUIDITY. GE Capital’s primary sources of liquidity consist of cash and cash equivalents, cash generated from asset reductions and cash flows from our businesses. Based on asset and liability management actions we have taken, GE Capital does not plan to issue any incremental GE Capital senior unsecured term debt until 2021. We expect to maintain an adequate liquidity position to fund our insurance obligations and debt maturities primarily as a result of cash generated from asset reductions and dispositions, as well as from repayments of intercompany loans and capital contributions from GE. Additionally, while we maintain adequate liquidity levels, we may engage in liability management actions, such as buying back debt, based on market and economic conditions in order to reduce our interest expense. See the Segment Operations - Capital section for further information regarding allocation of GE Capital interest expense to the GE Capital businesses.

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

*Non-GAAP Financial Measure

2019 2Q FORM 10-Q 21

MD&A	CAPITAL RESOURCES AND LIQUIDITY

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

LIQUIDITY SOURCES. Consolidated cash, cash equivalents and restricted cash totaled $32.0 billion at June 30, 2019, comprising $13.1 billion and $18.8 billion held in the U.S. and outside the U.S., respectively. Cash held in non-US entities has generally been reinvested in active foreign business operations; however, substantially all of our unrepatriated earnings were subject to U.S. federal tax and, if there is a change in reinvestment, we would expect to be able to repatriate that cash (excluding amounts held in countries with currency controls) without additional federal tax cost. Any foreign withholding tax on a repatriation to the U.S. would potentially be partially offset by a U.S. foreign tax credit.

GE cash, cash equivalents and restricted cash totaled $20.1 billion at June 30, 2019, including $3.1 billion in BHGE, $2.7 billion of cash held in countries with currency control restrictions, and $0.6 billion of restricted use cash. Excluding these items, total GE cash and cash equivalents was $13.6 billion at June 30, 2019. BHGE cash can only be accessed by GE through the declaration of a dividend by BHGE's Board of Directors, our pro-rata share of BHGE stock buybacks, and settlements of any intercompany positions. Cash held in countries with currency control restrictions represents cash held in countries which may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs, but which is available to fund operations and growth in these countries. Restricted use cash represents cash that is not available to fund operations, and primarily comprises collateral for receivables sold and funds restricted in connection with certain ongoing litigation matters.

GE Capital cash, cash equivalents and restricted cash totaled $11.9 billion at June 30, 2019 (excluding $0.6 billion classified within discontinued operations), including $0.9 billion which was subject to regulatory restrictions, primarily in insurance entities.

GE has in place committed credit lines which it may use from time to time to meet its short-term liquidity needs. The following table provides a summary of the committed and available credit lines at June 30, 2019.

GE COMMITTED AND AVAILABLE CREDIT FACILITIES (In billions)	June 30, 2019	December 31, 2018

Unused back-up revolving credit facility	$20.0	$20.0
Revolving credit facilities (exceeding one year)	18.9	23.9
Bilateral revolving credit facilities (364-day)	3.1	3.6
Total committed credit facilities	$42.0	$47.5
Less offset provisions	6.7	6.7
Total net available credit facilities	$35.3	$40.8

Included in our credit facilities is an unused $20.0 billion back-up syndicated credit facility extended by 36 banks, expiring in 2021, and an unused $14.8 billion syndicated credit facility extended by six banks, expiring in 2020. The commitments under these syndicated credit facilities may be reduced by up to $6.7 billion due to offset provisions for any bank that holds a commitment to lend under both facilities.

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

22 2019 2Q FORM 10-Q

MD&A	CAPITAL RESOURCES AND LIQUIDITY

The following table provides a summary of the activity in the primary external sources of short-term liquidity for GE in the second quarter of 2019 and 2018.

(In billions)	GE Commercial Paper	Revolving Credit Facilities	Total

2019
Average borrowings during the second quarter	$3.0	$1.3	$4.3
Maximum borrowings outstanding during the second quarter	3.1	1.8	4.8
Ending balance at June 30	3.0	—	3.0

2018
Average borrowings during the second quarter	$13.4	$1.6	$15.0
Maximum borrowings outstanding during the second quarter	15.8	2.0	17.3
Ending balance at June 30	3.0	—	3.0
Total average and maximum borrowings in the table above are calculated based on the daily outstanding balance of the sum of commercial paper and revolving credit facilities.

The reduction in total GE average and maximum short-term borrowings during the second quarter of 2019 compared to the second quarter of 2018 was primarily driven by holding more cash resulting from disposition proceeds.

In addition to its external liquidity sources, GE may from time to time enter into short-term intercompany loans from GE Capital to utilize GE Capital’s excess cash as an efficient source of liquidity. These loans are repaid within the same quarter. No such loans were made in the first six months of 2019.

BORROWINGS. Consolidated total borrowings were $105.8 billion and $109.9 billion at June 30, 2019 and December 31, 2018, respectively. The reduction from 2018 to 2019 was driven primarily by net repayments at GE Capital of $5.3 billion, including $4.3 billion of long-term debt maturities, partially offset by an increase of $1.0 billion in fair value adjustments for debt in fair value hedge relationships.

In 2015, senior unsecured notes and commercial paper were assumed by GE upon its merger with GE Capital. Under the conditions of the 2015 assumed debt agreement, GE Capital agreed to continue making required principal and interest payments on behalf of GE, resulting in the establishment of an intercompany receivable and payable between GE and GE Capital. In addition, GE Capital has periodically made intercompany loans to GE with maturity terms that mirror the assumed debt. As these loans qualify for right-of-offset presentation, they reduce the assumed debt intercompany receivable and payable between GE and GE Capital, as noted in the table below.

The following table provides a reconciliation of total short- and long-term borrowings as reported on the respective GE and GE Capital Statements of Financial Position to borrowings adjusted for assumed debt and intercompany loans:

June 30, 2019 (In billions)	GE	GE Capital	Consolidated(a)

Total short- and long-term borrowings	$66.8	$40.0	$105.8

Debt assumed by GE from GE Capital	(35.0)	35.0	—
Intercompany loans with right of offset	13.7	(13.7)	—
Total intercompany payable (receivable) between GE and GE Capital	(21.2)	21.2	—

Total borrowings adjusted for assumed debt and intercompany loans	$45.6	$61.2	$105.8

(a)	Included elimination of other GE borrowings from GE Capital, primarily related to timing of cash settlements associated with GE receivables monetization programs.

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

2019 2Q FORM 10-Q 23

MD&A	CAPITAL RESOURCES AND LIQUIDITY

GE (In billions)	June 30, 2019	December 31, 2018	GE Capital (In billions)	June 30, 2019	December 31, 2018
Commercial paper	$3.0	$3.0	Commercial paper	$—	$—
GE senior notes	20.4	20.4	Senior and subordinated notes	37.3	39.1
Intercompany loans from GE Capital	13.7	13.7	Senior and subordinated notes assumed by GE	35.0	36.3
Other GE borrowings	2.2	2.6	Intercompany loans to GE	(13.7)	(13.7)
Total adjusted borrowings ex. BHGE	$39.3	$39.7	Other GE Capital borrowings	2.7	3.9
Total BHGE borrowings	6.3	6.3
Total GE adjusted borrowings	$45.6	$46.0	Total GE Capital adjusted borrowings	$61.2	$65.5
Other GE Capital borrowings included $1.4 billion and $1.9 billion at June 30, 2019 and December 31, 2018, respectively, of non-recourse borrowings of consolidated securitization entities where GE Capital has securitized financial assets as an alternative source of funding.

The intercompany loans from GE Capital to GE bear the right of offset against amounts owed by GE Capital to GE under the assumed debt agreement and can be prepaid by GE at any time, in whole or in part, without premium or penalty. These loans are priced at market terms and have a collective weighted average interest rate of 3.5% and term of approximately 10.5 years at June 30, 2019.

CREDIT RATINGS AND CONDITIONS. We have relied, and may continue to rely, on the short- and long-term debt capital markets to fund, among other things, a significant portion of our operations. The cost and availability of debt financing is influenced by our credit ratings. Moody’s Investors Service (Moody’s), Standard and Poor’s Global Ratings (S&P), and Fitch Ratings (Fitch) currently issue ratings on GE and GE Capital short- and long-term debt.

The credit ratings of GE and GE Capital as of the date of this filing are set forth in the table below.

	Moody's	S&P	Fitch

GE
Outlook	Stable	Stable	Negative
Short term	P-2	A-2	F2
Long term	Baa1	BBB+	BBB+
GE Capital
Outlook	Stable	Stable	Negative
Short term	P-2	A-2	F2
Long term	Baa1	BBB+	BBB+
There were no changes in GE or GE Capital ratings from the end of the first quarter of 2019 through the date of this filing.

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

The following table provides a summary of the estimated potential liquidity impact in the event of further downgrades with regards to the most significant credit ratings conditions of the Company based on their proximity to our current ratings.

(In billions)	Triggers Below	At June 30, 2019

Derivatives
Terminations	BBB/Baa2	$(0.3)
Cash margin posting	BBB/Baa2	(0.4)
Receivables Sales Programs
Loss of cash commingling	A-2/P-2/F2	$(0.9)
Alternative funding sources	A-2/P-2/F2	(1.3)

The following sections provide additional details regarding the significant credit rating conditions of the Company.

DEBT CONDITIONS. Substantially all of our debt agreements do not contain material credit rating covenants.

If our short-term credit ratings were to fall below A-2/P-2/F2, it is possible that we would lose all or part of our access to the tier-2 commercial paper markets, which would reduce our borrowing capacity in those markets. This may result in increased utilization of our revolving credit facilities to fund our intra-quarter operations.

24 2019 2Q FORM 10-Q

MD&A	CAPITAL RESOURCES AND LIQUIDITY

DERIVATIVE CONDITIONS. Swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the credit ratings of the applicable GE entity were to fall below specified ratings levels agreed upon with the counterparty, primarily BBB/Baa2. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability subject to such termination provisions, after consideration of collateral posted by us and outstanding interest payments was $0.3 billion at June 30, 2019. This excludes exposure related to embedded derivatives, which are not subject to these provisions.

In addition, certain of our derivatives, primarily interest rate swaps, are subject to additional cash margin posting requirements if our credit ratings were to fall below BBB/Baa2. The amount of additional margin will vary based on, among other factors, market movements and changes in our positions. At June 30, 2019, the amount of additional margin that we could be required to post if we fell below these ratings levels was approximately $0.4 billion.

See Note 17 to the consolidated financial statements for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

OTHER CONDITIONS. Where we provide servicing for third-party investors, GE is contractually permitted to commingle cash collected from customers on financing receivables sold to third-party investors with our own cash prior to payment to third-party investors, provided our short-term credit rating does not fall below A-2/P-2/F2. In the event any of our ratings were to fall below such levels, we may be required to segregate certain of these cash collections owed to third-party investors into restricted bank accounts and would lose the short-term liquidity benefit of commingling with respect to such collections. The financial impact to our intra-quarter liquidity would vary based on collections activity for a given quarter and may result in increased utilization of our revolving credit facilities. The loss of cash commingling would have resulted in an estimated maximum reduction of approximately $0.9 billion to GE intra-quarter liquidity during the second quarter of 2019.

In addition, we have relied, and may continue to rely, on securitization programs to provide alternative funding for sales of GE receivables to third-party investors. If any of our short-term credit ratings were to fall below A-2/P-2/F2, the timing or amount of liquidity generated by these programs could be adversely impacted. In the second quarter of 2019, the estimated maximum reduction to our ending liquidity had our credit ratings fallen below these levels was approximately $1.3 billion.

FOREIGN CURRENCY. As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro, the pound sterling, the Brazilian real and the Chinese renminbi, among others. The effects of foreign currency fluctuations on earnings, excluding the earnings impact of the underlying hedged item, was less than $0.1 billion for the three and six months ended June 30, 2019 and less than $0.2 billion for the three and six months ended June 30, 2018. This analysis excludes any offsetting effect from the forecasted future transactions that are economically hedged.

See Note 17 to the consolidated financial statements for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

STATEMENT OF CASH FLOWS – SIX MONTHS ENDED JUNE 30, 2019 VERSUS 2018. We manage the cash flow performance of our industrial and financial services businesses separately.  We therefore believe it is useful to report separate GE and GE Capital columns in our Statement of Cash Flows because it enables us and our investors to evaluate the cash from operating activities of our industrial businesses (the principal source of cash generation for our industrial businesses) separately from the cash flows of our financial services business, as well as to evaluate the cash flows between our industrial businesses and GE Capital.

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

The following investing and financing activities affected recognized assets or liabilities but did not result in cash receipts or payments in the six months ended June 30, 2019: our retained ownership interest in and tax benefits receivable from Wabtec; additional non-cash deferred purchase price received by GE Capital related to sales of current receivables; and right-of-use assets obtained in operating leases. See Notes 2, 4 and 7, respectively, to the consolidated financial statements.

GE CASH FLOWS FROM CONTINUING OPERATIONS. The most significant source of cash in GE CFOA is customer-related activities, the largest of which is collecting cash resulting from product or services sales. The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for a wide range of material, services and taxes.

2019 2Q FORM 10-Q 25

MD&A	CAPITAL RESOURCES AND LIQUIDITY

See the Intercompany Transactions between GE and GE Capital section and Notes 4 and 21 to the consolidated financial statements for further information regarding certain transactions affecting our consolidated Statement of Cash Flows.

GE cash used for operating activities was $0.8 billion (including $0.4 billion generated from Oil & Gas CFOA) in both 2019 and 2018. The decrease of an insignificant amount in cash used was primarily due to: the nonrecurrence of GE Pension Plan contributions of $0.9 billion in 2018; a decrease in payments of equipment project cost accruals of $0.6 billion; and a decrease in cash used for contract & other deferred assets of $0.1 billion, primarily due to higher billings on our long-term service agreements, partially offset by lower liquidations of deferred inventory. These decreases in cash used were partially offset by: lower net earnings of $0.6 billion; an increase in cash used for working capital of $0.5 billion; and an increase in cash used for employee related liabilities of $0.4 billion. The increase in cash used for working capital was due to an increase in cash used for current receivables of $1.4 billion, primarily driven by lower sales of receivables and receivables growth resulting from the 737 MAX grounding and higher inventory build of $0.6 billion, mainly as a result of expected deliveries in the second half of 2019. These increases in cash used for working capital were partially offset by higher progress collections of $1.3 billion, mainly as a result of net liquidations in 2018, including the impact of the timing of progress collections received in the fourth quarter of 2017, and an increase in cash from accounts payable of $0.2 billion. The effects of the BHGE Class B shareholder dividends of $0.2 billion and $0.3 billion in 2019 and 2018, respectively, are eliminated from GE CFOA.

GE cash from investing activities was $2.0 billion in 2019 compared with an insignificant amount in 2018. The $2.0 billion increase was primarily due to: proceeds from the spin-off of our Transportation business of $4.6 billion (including the secondary offering of Wabtec common stock shares in the second quarter of 2019) and proceeds from other business dispositions (net of cash transferred) of $1.0 billion in 2019, from the sale of businesses at Aviation, Corporate and Power, compared with $2.4 billion in 2018, primarily from the sale of our Industrial Solutions business; the nonrecurrence of the purchase of an aviation technology joint venture of $0.6 billion in 2018; a decrease in net cash paid for settlements of derivative hedges of $0.5 billion; partially offset by the 2019 capital contribution to GE Capital of $1.5 billion; business acquisitions of $0.4 billion, related to the transfer of the HEF business from GE Capital to our Healthcare segment in 2019; and an increase in cash used related to net settlements between our continuing operations (primarily our Corporate functions) and businesses in discontinued operations (primarily our Transportation segment) of $0.3 billion. Additions to property, plant and equipment and internal-use software were $1.8 billion in both 2019 and 2018 (including $0.6 billion and $0.4 billion at Oil & Gas in 2019 and 2018, respectively).

GE cash used for financing activities was $1.5 billion in 2019 compared with $4.0 billion in 2018. The $2.5 billion decrease in cash used was primarily due to: a decrease in common dividend payments to shareowners of $1.9 billion; a decrease in BHGE net stock repurchases and dividends to noncontrolling interests of $0.4 billion; and lower repayments of borrowings of $0.2 billion.

GE CAPITAL CASH FLOWS FROM CONTINUING OPERATIONS. GE Capital cash from operating activities was $1.3 billion in 2019 compared with cash used for operating activities of $0.2 billion in 2018. The increase of $1.4 billion was primarily due to: a net increase in cash collateral received from counterparties on derivative contracts of $2.1 billion; partially offset by a general decrease in cash generated from earnings (loss) from continuing operations.

GE Capital cash from investing activities was $0.9 billion in 2019 compared with $5.7 billion in 2018. The decrease of $4.8 billion was primarily due to: lower collections of financing receivables of $3.4 billion; an increase of net purchases of investment securities of $2.0 billion; and an increase in cash used related to net settlements between our continuing operations (primarily our Corporate function) and businesses in discontinued operations (primarily WMC) of $1.6 billion; partially offset by an increase in cash related to our current receivables and supply chain finance programs with GE of $1.8 billion and the nonrecurrence of intercompany loans from GE Capital to GE of $0.9 billion in 2018.

GE Capital cash used for financing activities was $4.7 billion in 2019 compared with $16.7 billion in 2018. The decrease of $12.0 billion was primarily due to lower net repayments of borrowings of $10.5 billion and a capital contribution from GE to GE Capital of $1.5 billion.

INTERCOMPANY TRANSACTIONS BETWEEN GE AND GE CAPITAL. Transactions between related companies are made on arm's length terms and are reported in the GE and GE Capital columns of our financial statements, which we believe provide useful supplemental information to our consolidated financial statements. See Note 21 to the consolidated financial statements for further information.

Sales of Receivables. In order to manage short-term liquidity and credit exposure, GE sells current and long-term customer receivables to GE Capital and other third parties. These transactions are made on arm's length terms and any discount related to time value of money, is recognized within the respective GE Industrial business in the period these receivables were sold to GE Capital or third parties. See Note 4 to the consolidated financial statements for further information.

Supply Chain Finance Programs. GE’s industrial businesses participate in a supply chain finance program with GE Capital where GE Capital may settle supplier invoices early in return for early pay discounts. In turn, GE settles invoices with GE Capital in accordance with the original supplier payment terms. The GE liability associated with the funded participation in the program is presented as accounts payable and amounted to $4.4 billion and $4.9 billion at June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019, $0.9 billion of the GE accounts payable balance is subject to supply chain finance programs with third parties. The terms of these arrangements do not alter our obligation to our suppliers and service providers which arise from our contractual supply agreements with them.

26 2019 2Q FORM 10-Q

MD&A	CAPITAL RESOURCES AND LIQUIDITY

On February 28, 2019, we sold GE Capital’s supply chain finance program platform to MUFG Union Bank, N.A. and have started transitioning our existing program to a program with that party. The GE funded participation in the GE Capital program will continue to be settled following the original invoice payment terms with expectation that the majority of the transition will occur by the first half of 2021. GE CFOA could be adversely affected in the short term should certain suppliers not transition to the new third-party program and we elect to take advantage of early pay discounts on trade payables offered by those suppliers. For the three and six months ended June 30, 2019, there was an insignificant effect on GE CFOA related to the MUFG transition.

GE Capital Finance Transactions. During the six months ended June 30, 2019 and 2018, GE Capital acquired 28 aircraft (list price totaling $3.5 billion) and 17 aircraft (list price totaling $2.0 billion), respectively, from third parties that will be leased to others, which are powered by engines that were manufactured by GE Aviation and affiliates and made payments related to spare engines and engine parts to GE Aviation and affiliates of $0.2 billion and $0.3 billion, respectively. Additionally, GE Capital had $1.4 billion and $1.2 billion of net book value of engines, originally manufactured by GE Aviation and affiliates and subsequently leased back to GE Aviation and affiliates at June 30, 2019 and December 31, 2018, respectively.

Also, during the six months ended June 30, 2019, GE recognized equipment revenues of $0.6 billion from customers within our Power and Renewable Energy segments in which GE Capital is an investee or is committed to be an investee in the underlying projects.

For certain of these investments, in order to meet its underwriting criteria, GE Capital may obtain a direct guarantee from GE related to the performance of the third party. GE guarantees can take many forms and may include, but not be limited to, direct performance or payment guarantees, return on investment guarantees, asset value guarantees and loss pool arrangements. As of June 30, 2019, GE had outstanding guarantees to GE Capital on $1.3 billion of funded exposure and $1.4 billion of unfunded commitments, which included guarantees issued by industrial businesses. The recorded contingent liability for these guarantees was insignificant as of June 30, 2019 and is based on individual transaction level defaults, losses and/or returns.

CRITICAL ACCOUNTING ESTIMATES
Please refer to the Critical Accounting Estimates and Other Items sections within MD&A and Note 1 to the consolidated financial statements of our Annual Report on Form 10-K Report filed on February 26, 2019, for a discussion of our accounting policies and critical accounting estimates.

OTHER ITEMS
NEW ACCOUNTING STANDARDS. In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The ASU is effective for periods beginning after December 15, 2020, with an election to adopt early. In July 2019, the FASB proposed, subject to comment, to delay the adoption to periods beginning after December 15, 2021. We are evaluating the effect of the standard on our consolidated financial statements and anticipate that its adoption will significantly change the accounting for measurements of our long-duration insurance liabilities. The ASU requires cash flow assumptions used in the measurement of various insurance liabilities to be reviewed at least annually and updated if actual experience or other evidence indicates previous assumptions need to be revised with any required changes recorded in earnings. Under the current accounting guidance, the discount rate is based on expected investment yields, while under the ASU the discount rate will be equivalent to the upper-medium grade (i.e., single A) fixed-income instrument yield reflecting the duration characteristics of the liability and is required to be updated in each reporting period with changes recorded in other comprehensive income. In measuring the insurance liabilities under the new standard, contracts shall not be grouped together from different issue years. These changes result in the elimination of premium deficiency testing and shadow adjustments. While we continue to evaluate the effect of the standard on our ongoing financial reporting, we anticipate that the adoption of the ASU will materially affect our financial statements. As the ASU is only applicable to the measurements of our long-duration insurance liabilities under GAAP, it will not affect the accounting for our insurance reserves or the levels of capital and surplus under statutory accounting practices.
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
MINE SAFETY DISCLOSURES. We have no mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K to report for the current quarter.
OUR EMPLOYEES AND EMPLOYEE RELATIONS. On June 3, 2019, GE began labor negotiations with most of its U.S. unions, including the Industrial Division of the Communications Workers of America (IUE-CWA), to replace the current labor agreements that were set to expire on or around June 23, 2019. Although GE reached a tentative agreement with the IUE-CWA for a new four-year national collective bargaining agreement at the conclusion of those negotiations, that agreement and new labor agreements with the non-IUE unions have not yet been ratified. However, GE and the union leaders have temporarily agreed to extend the terms of the current labor agreements, with the exception of those benefits that have specific expiration dates outlined in those agreements. While the outcome of the 2019 negotiations cannot be predicted, GE has a history of successfully negotiating national agreements.

2019 2Q FORM 10-Q 27

MD&A	NON-GAAP FINANCIAL MEASURES

NON-GAAP FINANCIAL MEASURES
We believe that presenting non-GAAP financial measures provides management and investors useful measures to evaluate performance and trends of the total company and its businesses, and increases period-to-period comparability. In addition, management recognizes that certain non-GAAP terms may be interpreted differently by other companies under different circumstances. In various sections of this report we have made reference to the following non-GAAP financial measures in describing our (1) revenues, specifically GE Industrial segment organic revenues, (2) profit, specifically GE Industrial segment organic profit; GE Industrial organic profit; Adjusted GE Industrial profit and profit margin (excluding certain items); Adjusted earnings (loss); and Adjusted earnings (loss) per share (EPS), (3) cash flows, specifically GE Industrial Free Cash Flows (FCF) and Adjusted GE Industrial FCF, and (4) debt balances, specifically GE Industrial net debt.

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

GE INDUSTRIAL ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
	Revenue			Segment profit (loss)			Profit margin
Three months ended June 30 (In millions)	2019	2018	V%	2019	2018	V%	2019	2018	V pts

Power (GAAP)	$4,681	$6,261	(25)%	$117	$410	(71)%	2.5%	6.5%	(4)pts
Less: acquisitions	—	—		—	—
Less: business dispositions	(4)	1,144		—	85
Less: foreign currency effect	(165)	—		17	—
Power organic (Non-GAAP)	$4,849	$5,117	(5)%	$100	$325	(69)%	2.1%	6.4%	(4.3)pts

Renewable Energy (GAAP)	$3,627	$2,883	26%	$(184)	$85	U	(5.1)%	2.9%	(8)pts
Less: acquisitions	1	—		2	—
Less: business dispositions	—	—		—	(2)
Less: foreign currency effect	(197)	—		23	—
Renewable Energy organic (Non-GAAP)	$3,823	$2,883	33%	$(208)	$87	U	(5.4)%	3.0%	(8.4)pts

Aviation (GAAP)	$7,877	$7,519	5%	$1,385	$1,475	(6)%	17.6%	19.6%	(2)pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	105		—	13
Less: foreign currency effect	(8)	—		9	—
Aviation organic (Non-GAAP)	$7,885	$7,413	6%	$1,376	$1,462	(6)%	17.5%	19.7%	(2.2)pts

Healthcare (GAAP)	$4,934	$4,978	(1)%	$958	$926	3%	19.4%	18.6%	0.8pts
Less: acquisitions	19	—		(6)	—
Less: business dispositions	—	108		(10)	30
Less: foreign currency effect	(136)	—		2	—
Healthcare organic (Non-GAAP)	$5,051	$4,870	4%	$972	$895	9%	19.2%	18.4%	0.8pts

Oil & Gas (GAAP)	$5,953	$5,554	7%	$82	$73	12%	1.4%	1.3%	0.1pts
Less: restructuring & other (GE share)				(135)	(148)
Adjusted Oil & Gas (Non-GAAP)	5,953	5,554	7%	217	222	(2)%	3.6%	4.0%	(0.4)pts
Less: acquisitions	—	—		—	—
Less: business dispositions	4	68		—	10
Less: foreign currency effect	(131)	—		(5)	—
Adjusted Oil & Gas organic (Non-GAAP)	$6,080	$5,486	11%	$223	$212	5%	3.7%	3.9%	(0.2)pts

GE Industrial segment (GAAP)	27,071	27,195	—%	2,359	2,969	(21)%	8.7%	10.9%	(2)pts
Less: restructuring & other (GE share)				(135)	(148)
Adjusted GE Industrial segment (Non-GAAP)	27,071	27,195	—%	2,494	3,117	(20)%	9.2%	11.5%	(2.3)pts
Less: acquisitions	20	—		(4)	—
Less: business dispositions	—	1,426		(10)	136
Less: foreign currency effect	(637)	—		46	—
GE Industrial segment organic (Non-GAAP)	27,688	25,769	7%	2,463	2,981	(17)%	8.9%	11.6%	(3)pts

We believe that this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends. We also believe that presenting organic revenues* separately for our industrial businesses provides management and investors with useful information about the trends of our industrial businesses and enables a more direct comparison to other non-financial companies.

*Non-GAAP Financial Measure

28 2019 2Q FORM 10-Q

MD&A	NON-GAAP FINANCIAL MEASURES

GE INDUSTRIAL ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
	Revenue			Segment profit (loss)			Profit margin
Six months ended June 30 (In millions)	2019	2018	V%	2019	2018	V%	2019	2018	V pts

Power (GAAP)	$9,298	$12,209	(24)%	$228	$654	(65)%	2.5%	5.4%	(2.9)pts
Less: acquisitions	—	—		—	—
Less: business dispositions	5	2,156		(4)	160
Less: foreign currency effect	(376)	—		37	—
Power organic (Non-GAAP)	$9,668	$10,053	(4)%	$194	$494	(61)%	2.0%	4.9%	(2.9)pts

Renewable Energy (GAAP)	$6,165	$5,722	8%	$(371)	$196	U	(6.0)%	3.4%	(9.4)pts
Less: acquisitions	2	—		6	—
Less: business dispositions	—	—		—	(2)
Less: foreign currency effect	(369)	—		48	—
Renewable Energy organic (Non-GAAP)	$6,532	$5,722	14%	$(425)	$198	U	(6.5)%	3.5%	(10)pts

Aviation (GAAP)	$15,831	$14,631	8%	$3,046	$3,078	(1)%	19.2%	21.0%	(1.8)pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	105		—	14
Less: foreign currency effect	(16)	—		19	—
Aviation organic (Non-GAAP)	$15,846	$14,526	9%	$3,027	$3,063	(1)%	19.1%	21.1%	(2)pts

Healthcare (GAAP)	$9,616	$9,680	(1)%	$1,740	$1,660	5%	18.1%	17.1%	1pts
Less: acquisitions	40	—		(10)	—
Less: business dispositions	—	217		(43)	51
Less: foreign currency effect	(270)	—		—	—
Healthcare organic (Non-GAAP)	$9,847	$9,463	4%	$1,793	$1,609	11%	18.2%	17.0%	1.2pts

Oil & Gas (GAAP)	$11,569	$10,939	6%	$245	$(70)	F	2.1%	(0.6)%	2.7pts
Less: restructuring & other (GE share)				(194)	(473)
Adjusted Oil & Gas (Non-GAAP)	11,569	10,939	6%	439	402	9%	3.8%	3.7%	0.1pts
Less: acquisitions	—	—		—	—
Less: business dispositions	4	112		—	19
Less: foreign currency effect	(286)	—		(13)	—
Adjusted Oil & Gas organic (Non-GAAP)	$11,851	$10,827	9%	$452	$383	18%	3.8%	3.5%	0.3pts

GE Industrial segment (GAAP)	52,479	53,181	(1)%	4,887	5,518	(11)%	9.3%	10.4%	(1.1)pts
Less: restructuring & other (GE share)				(194)	(473)
Adjusted GE Industrial segment (Non-GAAP)	52,479	53,181	(1)%	5,081	5,990	(15)%	9.7%	11.3%	(1.6)pts
Less: acquisitions	41	—		(4)	—
Less: business dispositions	9	2,590		(46)	242
Less: foreign currency effect	(1,316)	—		91	—
GE Industrial segment organic (Non-GAAP)	53,745	50,591	6%	5,040	5,748	(12)%	9.4%	11.4%	(2.0)pts

We believe that this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends. We also believe that presenting organic revenues* separately for our industrial businesses provides management and investors with useful information about the trends of our industrial businesses and enables a more direct comparison to other non-financial companies.

*Non-GAAP Financial Measure

2019 2Q FORM 10-Q 29

MD&A	NON-GAAP FINANCIAL MEASURES

ADJUSTED GE INDUSTRIAL PROFIT AND PROFIT MARGIN	Three months ended June 30		Six months ended June 30
(EXCLUDING CERTAIN ITEMS) (NON-GAAP) (In millions)	2019	2018	2019	2018

GE Industrial revenues (GAAP)	$26,833	$27,137	$52,242	$53,159

Costs
GE Industrial costs and expenses (GAAP)	$27,194	$26,764	$52,259	$52,379
Less: GE interest and other financial charges	444	686	1,032	1,326
Less: non-operating benefit costs	554	688	1,115	1,369
Less: restructuring & other	382	610	690	1,270
Less: goodwill impairments	744	—	744	—
Add: noncontrolling interests	(23)	(134)	36	(100)
Adjusted GE Industrial costs (Non-GAAP)	$25,047	$24,646	$48,714	$48,314

Other Income
GE other income (GAAP)	$(1)	$866	$883	$1,057
Less: unrealized gains (losses)	(51)	266	(38)	266
Less: restructuring & other	—	—	9	(3)
Less: gains (losses) and impairments for disposed or held for sale businesses	(196)	329	169	263
Adjusted GE other income (Non-GAAP)	$246	$270	$743	$532

GE Industrial profit (GAAP)	$(362)	$1,239	$866	$1,838
GE Industrial profit margin (GAAP)	(1.3)%	4.6%	1.7%	3.5%

Adjusted GE Industrial profit (Non-GAAP)	$2,032	$2,762	$4,271	$5,377
Adjusted GE Industrial profit margin (Non-GAAP)	7.6%	10.2%	8.2%	10.1%

We believe that GE Industrial profit and profit margins adjusted for the items included in the above reconciliation are meaningful measures because they increase the comparability of period-to-period results.

ADJUSTED GE INDUSTRIAL ORGANIC PROFIT	Three months ended June 30			Six months ended June 30
(NON-GAAP) (In millions)	2019	2018	V%	2019	2018	V%

Adjusted GE Industrial profit (Non-GAAP)	$2,032	$2,762	(26)%	$4,271	$5,377	(21)%
Adjustments:
Less: acquisitions	(4)	—		(4)	—
Less: business dispositions	(10)	134		(55)	220
Less: foreign currency effect	47	—		98	—
Adjusted GE Industrial organic profit (Non-GAAP)	$2,000	$2,628	(24)%	$4,232	$5,157	(18)%

We believe that this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends.

*Non-GAAP Financial Measure

30 2019 2Q FORM 10-Q

MD&A	NON-GAAP FINANCIAL MEASURES

ADJUSTED EARNINGS (LOSS) (NON-GAAP)	Three months ended June 30			Six months ended June 30
(In millions)	2019	2018	V%	2019	2018	V%

Consolidated earnings (loss) from continuing operations attributable to GE common shareowners (GAAP)	$(291)	$679	U	$663	$940	(29)%
Less: GE Capital earnings (loss) from continuing operations attributable to GE common shareowners (GAAP)	(89)	(207)		46	(422)
GE Industrial earnings (loss) (Non-GAAP)	(202)	886	U	617	1,362	(55)%
Non-operating benefits costs (pre-tax) (GAAP)	(554)	(688)		(1,115)	(1,369)
Tax effect on non-operating benefit costs	116	144		234	287
Less: non-operating benefit costs (net of tax)	(437)	(543)		(881)	(1,081)
Gains (losses) and impairments for disposed or held for sale businesses (pre-tax)	(196)	329		169	263
Tax effect on gains (losses) and impairments for disposed or held for sale businesses(a)	16	(129)		52	(105)
Less: gains (losses) and impairments for disposed or held for sale businesses (net of tax)	(179)	200		221	158
Restructuring & other (pre-tax)	(382)	(610)		(681)	(1,139)
Tax effect on restructuring & other(a)	88	(79)		144	55
Less: restructuring & other (net of tax)	(295)	(689)		(538)	(1,084)
Goodwill impairments (pre-tax)	(744)	—		(744)	—
Tax effect on goodwill impairments(a)	(55)	—		(55)	—
Less: goodwill impairments (net of tax)	(799)	—		(799)	—
Unrealized gains (losses)	(51)	266		(38)	266
Tax on unrealized gains (losses)	11	(56)		8	(56)
Less: unrealized gains (losses)	(40)	210		(30)	210
Less: GE Industrial U.S. tax reform enactment adjustment	—	(24)		(101)	(55)
Adjusted GE Industrial earnings (loss) (Non-GAAP)	$1,549	$1,732	(11)%	$2,745	$3,215	(15)%

GE Capital earnings (loss) from continuing operations attributable to GE common shareowners (GAAP)	(89)	(207)	57%	46	(422)	F
Less: GE Capital U.S. tax reform enactment adjustment	—	—		99	(45)
Adjusted GE Capital earnings (loss) (Non-GAAP)	$(89)	$(207)	57%	$(53)	$(377)	86%

Adjusted GE Industrial earnings (loss) (Non-GAAP)	$1,549	$1,732	(11)%	$2,745	$3,215	(15)%
Add: Adjusted GE Capital earnings (loss) (Non-GAAP)	(89)	(207)	57%	(53)	(377)
Adjusted earnings (loss) (Non-GAAP)	$1,460	$1,525	(4)%	$2,692	$2,838	(5)%

(a) The tax effect presented includes both the rate for the relevant item as well as other direct and incremental tax charges.

*Non-GAAP Financial Measure

2019 2Q FORM 10-Q 31

MD&A	NON-GAAP FINANCIAL MEASURES

ADJUSTED EARNINGS (LOSS) PER SHARE (EPS)	Three months ended June 30			Six months ended June 30
(NON-GAAP)	2019	2018	V%	2019	2018	V%

Consolidated EPS from continuing operations attributable to GE common shareowners (GAAP)	$(0.03)	$0.08	U	$0.07	$0.11	(36)%
Less: GE Capital EPS from continuing operations attributable to GE common shareowners (GAAP)	(0.01)	(0.02)		0.01	(0.05)
GE Industrial EPS (Non-GAAP)	$(0.02)	$0.10	U	$0.07	$0.16	(56)%
Non-operating benefits costs (pre-tax) (GAAP)	(0.06)	(0.08)		(0.13)	(0.16)
Tax effect on non-operating benefit costs	0.01	0.02		0.03	0.03
Less: non-operating benefit costs (net of tax)	(0.05)	(0.06)		(0.10)	(0.12)
Gains (losses) and impairments for disposed or held for sale businesses (pre-tax)	(0.02)	0.04		0.02	0.03
Tax effect on gains (losses) and impairments for disposed or held for sale businesses(a)	—	(0.01)		0.01	(0.01)
Less: gains (losses) and impairments for disposed or held for sale businesses (net of tax)	(0.02)	0.02		0.03	0.02
Restructuring & other (pre-tax)	(0.04)	(0.07)		(0.08)	(0.13)
Tax effect on restructuring & other(a)	0.01	(0.01)		0.02	0.01
Less: restructuring & other (net of tax)	(0.03)	(0.08)		(0.06)	(0.12)
Goodwill impairments (pre-tax)	(0.09)	—		(0.09)	—
Tax effect on goodwill impairments(a)	(0.01)	—		(0.01)	—
Less: goodwill impairments (net of tax)	(0.09)	—		(0.09)	—
Unrealized gains (losses)	(0.01)	0.03		—	0.03
Tax on unrealized gains (losses)	—	(0.01)		—	(0.01)
Less: unrealized gains (losses)	—	0.02		—	0.02
Less: GE Industrial U.S. tax reform enactment adjustment	—	—		(0.01)	(0.01)
Adjusted GE Industrial EPS (Non-GAAP)	$0.18	$0.20	(10)%	$0.31	$0.37	(16)%

GE Capital EPS from continuing operations attributable to GE common shareowners (GAAP)	(0.01)	(0.02)	50%	0.01	(0.05)	F
Less: GE Capital U.S. tax reform enactment adjustment	—	—		0.01	(0.01)
Adjusted GE Capital EPS (Non-GAAP)	$(0.01)	$(0.02)	50%	$(0.01)	$(0.04)	75%

Adjusted GE Industrial EPS (Non-GAAP)	$0.18	$0.20	(10)%	$0.31	$0.37	(16)%
Add: Adjusted GE Capital EPS (Non-GAAP)	(0.01)	(0.02)	50%	(0.01)	(0.04)
Adjusted EPS (Non-GAAP)	$0.17	$0.18	(6)%	$0.31	$0.33	(6)%

(a) The tax effect presented includes both the rate for the relevant item as well as other direct and incremental tax charges.
Earnings-per-share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.
The service cost for our pension and other benefit plans are included in adjusted earnings*, which represents the ongoing cost of providing pension benefits to our employees. The components of non-operating benefit costs are mainly driven by capital allocation decisions and market performance. We believe that the retained costs in Adjusted earnings and EPS* provides management and investors a useful measure to evaluate the performance of the total company, and increases period-to-period comparability. We also use Adjusted EPS* as a performance metric at the company level for our annual executive incentive plan for 2019. We believe that presenting Adjusted Industrial earnings and EPS* separately for our financial services businesses also provides management and investors with useful information about the relative size of our industrial and financial services businesses in relation to the total company.

*Non-GAAP Financial Measure

32 2019 2Q FORM 10-Q

MD&A	NON-GAAP FINANCIAL MEASURES

GE INDUSTRIAL FREE CASH FLOWS (FCF) AND ADJUSTED GE INDUSTRIAL FCF (NON-GAAP)	Six months ended June 30
(In millions)	2019	2018

GE CFOA (GAAP)	$(842)	$(850)
Add: gross additions to property, plant and equipment	(1,684)	(1,595)
Add: gross additions to internal-use software	(163)	(169)
Less: GE Pension Plan funding	—	(921)
Less: taxes related to business sales	(108)	(17)
GE Industrial Free Cash Flows (Non-GAAP)	$(2,581)	$(1,675)

Less: Oil & Gas CFOA	410	433
Less: Oil & Gas gross additions to property, plant and equipment	(568)	(399)
Less: Oil & Gas gross additions to internal-use software	(26)	(17)
Add: BHGE Class B shareholder dividend	188	253
Adjusted GE Industrial Free Cash Flows (Non-GAAP)	$(2,209)	$(1,440)

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

GE INDUSTRIAL NET DEBT (NON-GAAP) (In millions)	June 30, 2019	December 31, 2018

Total GE short- and long-term borrowings (GAAP)	$66,822	$68,543
Less: GE Capital short- and long-term debt assumed by GE	34,972	36,262
Less: BHGE total borrowings	6,292	6,330
Add: intercompany loans from GE Capital	13,749	13,749
Total adjusted GE borrowings	$39,307	$39,700
Total pension and retiree benefit plan liabilities (pre-tax)(a)	27,159	27,159
Less: taxes at 21%	5,703	5,703
Total pension and retiree benefit plan liabilities (net of tax)	$21,456	$21,456
GE operating lease liabilities(b)	4,302	5,550
Less: BHGE operating lease liabilities	831	1,682
Total operating lease liabilities excluding BHGE	$3,470	$3,868
GE preferred stock	5,653	5,573
Less: 50% of GE preferred stock	2,827	2,787
50% of preferred stock	$2,827	$2,787
Deduction for total GE cash, cash equivalents and restricted cash	(20,055)	(20,355)
Less: BHGE cash, cash equivalents and restricted cash	(3,138)	(3,723)
Deduction for total GE cash, cash equivalents and restricted cash, excluding BHGE	$(16,917)	$(16,632)
Less: 25% of GE cash, cash equivalents and restricted cash, excluding BHGE	(4,229)	(4,158)
Deduction for 75% of GE cash, cash equivalents and restricted cash, excluding BHGE	$(12,688)	$(12,474)
Total GE Industrial net debt (Non-GAAP)	$54,372	$55,335

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

*Non-GAAP FInancial Measure

2019 2Q FORM 10-Q 33

OTHER

CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of
June 30, 2019, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

OTHER FINANCIAL DATA
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS. GE did not repurchase any equity securities during the three months ended June 30, 2019, and no repurchase program has been authorized.

RISK FACTORS
The risk factor set forth below updates the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. These risk factors could materially affect our business, financial position and results of operations.

Interest rate sensitivities - We have significant pension and run-off insurance liabilities that are sensitive to market interest rates; lower interest rates could adversely affect our earnings and cash flows, as well as the pace of progress toward our leverage goals.
As described in the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2018, our businesses and financial results are subject to the effects of macroeconomic conditions such as slowing or negative economic growth, recession and lower market interest rates. In particular, our pension and run-off insurance liabilities are sensitive to changes in market interest rates that can impact the discount rates that we will use in our insurance reserve GAAP calculations in the third quarter and in our pension and insurance statutory calculations in the fourth quarter. Holding all other variables constant, the persistence of low interest rates that we have observed in 2019, or continuing declines in interest rates, would increase the present value of our pension and insurance liabilities when we perform those upcoming annual calculations. We continue to expect that we will achieve our leverage goals, but an increase in our pension benefit obligations resulting from significant further declines in interest rates could pose a risk to achieving those goals as planned and, potentially, to our credit ratings, depending on several factors, including the pace and scope of our de-leveraging actions and mitigating actions that we may take. Lower interest rates may also affect the amount of cash that we are required to contribute to pension plans under the Employee Retirement Income Security Act (ERISA), although we continue to expect that our contributions to the GE Pension Plan in 2018 will satisfy our minimum ERISA funding requirements for 2019 and 2020. Although there is not a perfect correlation between market interest rates and the discount rate, declines in our discount rate assumptions for our insurance operations, as described above and in the Capital section within MD&A, would increase future policy benefit reserves on a GAAP basis, as well as under the statutory rules used for calculating the amount of capital to be contributed to our insurance operations. A number of variables and assumptions in addition to discount rates are relevant to the calculation of the present value of our pension and insurance liabilities, including compensation increases, healthcare trend rates and expected return on assets for pension liabilities, and morbidity, mortality and future long-term care premium increases for insurance. Refer also to the discount rate sensitivities included for our pension benefit obligations in “Critical Accounting Estimates” and for our run-off insurance operations in “Other Items” in our Annual Report on Form 10-K for the year ended December 31, 2018, as well as to the interest rate sensitivities in “Capital Resources and Liquidity” for a description of interest rate risks related to our debt and to the risk factors regarding “Global macro-environment,” “Leverage & borrowings,” “Liquidity,” “Economy, customers & counterparties,” “GE Capital” and “Social costs.”

34 2019 2Q FORM 10-Q

LEGAL PROCEEDINGS

LEGAL PROCEEDINGS
The following information supplements and amends our discussion set forth under “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. We also incorporate the information reported under "Legal Proceedings" in Baker Hughes, a GE company's most recent Form 10-K report and updates in its Form 10-Q reports.

WMC. At June 30, 2019, there was one active lawsuit in which our discontinued U.S. mortgage business, WMC, is a party. The lawsuit is pending in the United States District Court for the District of Connecticut. TMI Trust Company (TMI), as successor to Law Debenture Trust Company of New York, is asserting claims on approximately $800 million of mortgage loans, and alleges losses on these loans in excess of $425 million. Trial in this case commenced in January 2018. The parties concluded their presentation of evidence and delivered closing arguments in June 2018. Based on a joint application by the parties and subsequent renewals, the District Court has stayed the proceedings in light of ongoing settlement negotiations. In April 2019, the securitization trustee notified the bondholders in SABR 2006-WM2, the securitization trust at issue in the lawsuit, of a proposed settlement of the lawsuit and requested that bondholders express any view on whether the trustee should accept or reject the proposed settlement. The amount of the claim at issue in the TMI case reflects the purchase price or unpaid principal balances of the mortgage loans at issue at the time of purchase and does not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. As previously reported, WMC commenced a case in April 2019 under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. WMC intends to file a Chapter 11 plan seeking an efficient and orderly resolution of all claims, demands, rights, and/or liabilities to be asserted by or against WMC as the debtor, including the claim at issue in the TMI case. See Note 19 to the consolidated financial statements for further information.

Alstom legacy matters. In connection with our acquisition of Alstom’s Thermal, Renewables and Grid businesses in November 2015, we are subject to legacy legal proceedings and legal compliance risks that relate to claimed anti-competitive conduct or improper payments by Alstom in the pre-acquisition period. See Note 19 to the consolidated financial statements for further information. As previously reported, these include legacy matters related to a September 2013 decision of the Israeli Antitrust Authority whereby Alstom, Siemens AG and ABB Ltd. were held liable for an alleged anti-competitive arrangement in the gas-insulated switchgears market in Israel. While there was no fine in connection with that decision, claimants brought civil actions in 2013 seeking damages of approximately $950 million and $600 million, respectively, related to the alleged conduct underlying the decision that are pending before the Central District Court in Israel. The parties have been working to finalize a settlement, which will be subject to court approval and is expected to be scheduled for a hearing in the second half of 2019.

EC merger notification objections. In July 2017, the European Commission (EC) issued a statement of objections with its preliminary conclusion that GE provided incorrect or misleading information about its research and development activities regarding high-power offshore wind turbines during the EC’s review of GE’s planned acquisition of LM Wind. We filed a reply in April 2018 setting forth our position on the EC's statement of objections, and on April 8, 2019, the EC provided notification that it would impose a fine of approximately $59 million in connection with the matter. GE paid the fine in July 2019, and the matter is now closed.

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

Since February 2018, multiple shareholder derivative lawsuits have also been filed against current and former GE executive officers and members of GE’s Board of Directors and GE (as nominal defendant). In July 2019, two lawsuits that we have previously reported (the Gammel case and the Trueblood case) were dismissed by the New York state court without leave to replead. Two shareholder derivative lawsuits are currently pending: the Bennett case, which was filed in Massachusetts state court, and the Cuker case, which was filed in New York state court. These lawsuits have alleged violations of securities laws, breaches of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement, although the specific matters underlying the allegations in the lawsuits have varied. The allegations in the Bennett case relate to substantially the same facts as those underlying the securities class action described above, and the allegations in the Cuker case relate to alleged corruption in China. The Bennett complaint also includes a claim for professional negligence and accounting malpractice against GE’s auditor, KPMG. The plaintiffs seek unspecified damages and improvements in GE’s corporate governance and internal procedures. The Bennett case has been stayed pending resolution of the motion to dismiss in the Gammel case. In February 2019, GE filed a motion to dismiss the Cuker case.

2019 2Q FORM 10-Q 35

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

In October 2018, a putative class action (the Houston case) was filed in New York state court naming as defendants GE, certain GE subsidiaries and current and former GE executive officers and employees. It alleges violations of Sections 11, 12 and 15 of the Securities Act of 1933 and seeks damages on behalf of purchasers of senior notes issued in 2016 and rescission of transactions involving those notes. This case has been stayed pending resolution of the motion to dismiss the Hachem case.

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

In February 2019, two putative class actions (the Birnbaum case and the Sheet Metal Workers Local 17 Trust Funds case) were filed in the U.S. District Court for the Southern District of New York naming as defendants GE and current and former GE executive officers. In April 2019, the court issued an order consolidating these two actions. In June 2019, the lead plaintiff filed an amended consolidated complaint. It alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 based on alleged misstatements regarding GE's H-class turbines and goodwill related to GE's Power business. The lawsuit seeks damages on behalf of shareowners who acquired GE stock between December 4, 2017 and December 6, 2018.

In February 2019, a securities action (the Touchstone case) was filed in the U.S. District Court for the Southern District of New York naming as defendants GE and current and former GE executive officers. It alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Section 1707.43 of the Ohio Securities Act and common law fraud based on alleged misstatements regarding insurance reserves, GE Power’s revenue recognition practices related to long term service agreements, GE’s acquisition of Alstom, and the goodwill recognized in connection with that transaction. The lawsuit seeks damages on behalf of six institutional investors who purchased GE common stock between August 1, 2014 and October 30, 2018 and rescission of those purchases. This case has been stayed pending resolution of the motion to dismiss the Hachem case.

These cases are at an early stage; we believe we have defenses to the claims and are responding accordingly.

36 2019 2Q FORM 10-Q

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AND NOTES

Certain columns and rows within the financial statements and accompanying notes may not add due to the use of rounded numbers.

2019 2Q FORM 10-Q 37

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)	Three months ended June 30
(UNAUDITED)	General Electric Company and consolidated affiliates
(In millions; per-share amounts in dollars)	2019	2018

Sales of goods	$17,186	$17,405
Sales of services	9,601	9,746
GE Capital revenues from services	2,043	2,011
Total revenues (Note 9)	28,831	29,162

Cost of goods sold	14,338	14,467
Cost of services sold	7,479	7,282
Selling, general and administrative expenses	4,184	4,346
Interest and other financial charges	991	1,291
Insurance losses and annuity benefits	638	669
Goodwill impairments	744	—
Non-operating benefit costs	557	690
Other costs and expenses	167	66
Total costs and expenses	29,097	28,812

Other income	(8)	886
GE Capital earnings (loss) from continuing operations	—	—

Earnings (loss) from continuing operations before income taxes	(274)	1,236
Benefit (provision) for income taxes	148	(504)
Earnings (loss) from continuing operations	(126)	732
Earnings (loss) from discontinued operations, net of taxes (Note 2)	231	(63)
Net earnings (loss)	104	669
Less net earnings (loss) attributable to noncontrolling interests	(23)	(132)
Net earnings (loss) attributable to the Company	127	800
Preferred stock dividends	(188)	(185)
Net earnings (loss) attributable to GE common shareowners	$(61)	$615

Amounts attributable to GE common shareowners
Earnings (loss) from continuing operations	$(126)	$732
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(23)	(132)
Earnings (loss) from continuing operations attributable to the Company	(103)	864
Preferred stock dividends	(188)	(185)
Earnings (loss) from continuing operations attributable
to GE common shareowners	(291)	679
Earnings (loss) from discontinued operations, net of taxes	231	(63)
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	—	1
Net earnings (loss) attributable to GE common shareowners	$(61)	$615

Earnings (loss) per share from continuing operations (Note 16)
Diluted earnings (loss) per share	$(0.03)	$0.08
Basic earnings (loss) per share	$(0.03)	$0.08

Net earnings (loss) per share (Note 16)
Diluted earnings (loss) per share	$(0.01)	$0.07
Basic earnings (loss) per share	$(0.01)	$0.07

Dividends declared per common share	$0.01	$0.12

38 2019 2Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS) (CONTINUED)	Three months ended June 30
(UNAUDITED)	GE(a)		Financial Services (GE Capital)
(In millions; per-share amounts in dollars)	2019	2018	2019	2018

Sales of goods	$17,202	$17,364	$18	$31
Sales of services	9,630	9,773	—	—
GE Capital revenues from services	—	—	2,303	2,398
Total revenues	26,833	27,137	2,321	2,429

Cost of goods sold	14,358	14,433	14	24
Cost of services sold	6,976	6,769	512	546
Selling, general and administrative expenses	4,113	4,190	211	312
Interest and other financial charges	444	686	646	772
Insurance losses and annuity benefits	—	—	668	694
Goodwill impairments	744	—	—	—
Non-operating benefit costs	554	688	3	3
Other costs and expenses	6	(1)	178	79
Total costs and expenses	27,194	26,764	2,233	2,432

Other income	(1)	866	—	—
GE Capital earnings (loss) from continuing operations	(89)	(207)	—	—

Earnings (loss) from continuing operations before income taxes	(452)	1,032	88	(3)
Benefit (provision) for income taxes	137	(487)	11	(17)
Earnings (loss) from continuing operations	(315)	545	99	(20)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	231	(63)	238	(66)
Net earnings (loss)	(84)	482	336	(86)
Less net earnings (loss) attributable to noncontrolling interests	(23)	(133)	—	2
Net earnings (loss) attributable to the Company	(61)	615	336	(88)
Preferred stock dividends	—	—	(188)	(185)
Net earnings (loss) attributable to GE common shareowners	$(61)	$615	$148	$(273)

Amounts attributable to GE common shareowners:
Earnings (loss) from continuing operations	$(315)	$545	$99	$(20)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(23)	(134)	—	2
Earnings (loss) from continuing operations attributable to the Company	(291)	679	99	(22)
Preferred stock dividends	—	—	(188)	(185)
Earnings (loss) from continuing operations attributable
to GE common shareowners	(291)	679	(89)	(207)
Earnings (loss) from discontinued operations, net of taxes	231	(63)	238	(66)
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	—	1	—	—
Net earnings (loss) attributable to GE common shareowners	$(61)	$615	$148	$(273)

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

2019 2Q FORM 10-Q 39

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)	Six months ended June 30
(UNAUDITED)	General Electric Company and consolidated affiliates
(In millions; per-share amounts in dollars)	2019	2018

Sales of goods	$33,385	$34,147
Sales of services	18,745	19,006
GE Capital revenues from services	3,987	3,797
Total revenues (Note 9)	56,117	56,950

Cost of goods sold	27,888	28,223
Cost of services sold	14,282	14,437
Selling, general and administrative expenses	8,330	8,434
Interest and other financial charges	2,123	2,573
Insurance losses and insurance annuity benefits	1,249	1,299
Goodwill impairment	744	—
Non-operating benefit costs	1,123	1,376
Other costs and expenses	248	186
Total costs and expenses	55,986	56,527

Other income	870	1,091
GE Capital earnings (loss) from continuing operations	—	—

Earnings (loss) from continuing operations before income taxes	1,001	1,513
Benefit (provision) for income taxes	(74)	(454)
Earnings (loss) from continuing operations	926	1,060
Earnings (loss) from discontinued operations, net of taxes (Note 2)	2,823	(1,504)
Net earnings (loss)	3,749	(444)
Less net earnings (loss) attributable to noncontrolling interests	34	(98)
Net earnings (loss) attributable to the Company	3,716	(347)
Preferred stock dividends	(228)	(222)
Net earnings (loss) attributable to GE common shareowners	$3,488	$(568)

Amounts attributable to GE common shareowners
Earnings (loss) from continuing operations	$926	$1,060
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	36	(102)
Earnings (loss) from continuing operations attributable to the Company	891	1,161
Preferred stock dividends	(228)	(222)
Earnings (loss) from continuing operations attributable
to GE common shareowners	663	940
Earnings (loss) from discontinued operations, net of taxes	2,823	(1,504)
Less net earnings (loss) attributable to noncontrolling interests,
discontinued operations	(2)	4
Net earnings (loss) attributable to GE common shareowners	$3,488	$(568)

Earnings (loss) per share from continuing operations (Note 16)
Diluted earnings (loss) per share	$0.07	$0.11
Basic earnings (loss) per share	$0.08	$0.11

Net earnings (loss) per share (Note 16)
Diluted earnings (loss) per share	$0.40	$(0.07)
Basic earnings (loss) per share	$0.40	$(0.07)

Dividends declared per common share	$0.02	$0.24

40 2019 2Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)	Six months ended June 30
(UNAUDITED)	GE(a)		Financial Services (GE Capital)
(In millions; per-share amounts in dollars)	2019	2018	2019	2018

Sales of goods	$33,467	$34,097	$34	$63
Sales of services	18,776	19,062	—	—
GE Capital revenues from services	—	—	4,514	4,539
Total revenues	52,242	53,159	4,548	4,602

Cost of goods sold	27,983	28,181	27	50
Cost of services sold	13,327	13,434	999	1,072
Selling, general and administrative expenses	8,052	8,072	478	655
Interest and other financial charges	1,032	1,326	1,323	1,592
Insurance losses and insurance annuity benefits	—	—	1,302	1,339
Goodwill impairment	744	—	—	—
Non-operating benefit costs	1,115	1,369	8	7
Other costs and expenses	6	(2)	277	212
Total costs and expenses	52,259	52,379	4,413	4,926

Other income	883	1,057	—	—
GE Capital earnings (loss) from continuing operations	46	(422)	—	—

Earnings (loss) from continuing operations before income taxes	912	1,415	135	(324)
Benefit (provision) for income taxes	(213)	(576)	139	122
Earnings (loss) from continuing operations	699	840	273	(202)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	2,823	(1,504)	273	(1,618)
Net earnings (loss)	3,522	(664)	547	(1,821)
Less net earnings (loss) attributable to noncontrolling interests	33	(96)	—	(2)
Net earnings (loss) attributable to the Company	3,488	(568)	547	(1,819)
Preferred stock dividends	—	—	(228)	(222)
Net earnings (loss) attributable to GE common shareowners	$3,488	$(568)	$319	$(2,041)

Amounts attributable to GE common shareowners:
Earnings (loss) from continuing operations	$699	$840	$273	$(202)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	36	(100)	—	(2)
Earnings (loss) from continuing operations attributable to the Company	663	940	273	(201)
Preferred stock dividends	—	—	(228)	(222)
Earnings (loss) from continuing operations attributable
to GE common shareowners	663	940	46	(422)
Earnings (loss) from discontinued operations, net of taxes	2,823	(1,504)	273	(1,618)
Less net earnings (loss) attributable to noncontrolling interests,
discontinued operations	(2)	4	—	—
Net earnings (loss) attributable to GE common shareowners	$3,488	$(568)	$319	$(2,041)

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

2019 2Q FORM 10-Q 41

FINANCIAL STATEMENTS

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES CONSOLIDATED STATEMENT OF
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	Three months ended June 30		Six months ended June 30
(In millions, net of tax)	2019	2018	2019	2018

Net earnings (loss)	$104	$669	$3,749	$(444)
Less net earnings (loss) attributable to noncontrolling interests	(23)	(132)	34	(98)
Net earnings (loss) attributable to the Company	$127	$800	$3,716	$(347)

Investment securities	$76	$24	$99	$124
Currency translation adjustments	(141)	(1,669)	283	(838)
Cash flow hedges	(25)	(81)	12	(26)
Benefit plans	639	941	1,183	1,658
Other comprehensive income (loss)	547	(784)	1,577	918
Less: other comprehensive income (loss) attributable to noncontrolling interests	(85)	(213)	15	(53)
Other comprehensive income (loss) attributable to the Company	$633	$(571)	$1,562	$971

Comprehensive income (loss)	$651	$(115)	$5,326	$474
Less: comprehensive income (loss) attributable to noncontrolling interests	(109)	(345)	49	(151)
Comprehensive income (loss) attributable to the Company	$760	$229	$5,277	$625

42 2019 2Q FORM 10-Q

FINANCIAL STATEMENTS

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES CONSOLIDATED STATEMENT OF
CHANGES IN SHAREOWNERS' EQUITY (UNAUDITED)	Three months ended June 30		Six months ended June 30
(In millions)	2019	2018	2019	2018

Preferred stock issued	$6	$6	$6	$6
Common stock issued	$702	$702	$702	$702

Beginning balance	(13,485)	(12,862)	(14,414)	(14,404)
Investment securities	75	25	98	123
Currency translation adjustments	(64)	(1,457)	260	(784)
Cash flow hedges	(23)	(79)	12	(26)
Benefit plans	645	940	1,192	1,659
Accumulated other comprehensive income (loss) ending balance	$(12,852)	$(13,432)	$(12,852)	$(13,432)
Beginning balance	34,345	37,339	35,504	37,384
Gains (losses) on treasury stock dispositions	(150)	(303)	(657)	(308)
Stock-based compensation	127	117	264	207
Other changes	2	199	(786)	69
Other capital ending balance	$34,324	$37,352	$34,324	$37,352
Beginning balance	96,921	115,477	93,109	117,245
Net earnings (loss) attributable to the Company	127	800	3,716	(347)
Dividends and other transactions with shareowners	(274)	(1,364)	(419)	(2,486)
Changes in accounting (Note 1)	—	—	368	501
Retained earnings ending balance	$96,773	$114,913	$96,773	$114,913
Beginning balance	(83,328)	(84,697)	(83,925)	(84,902)
Purchases	(7)	(58)	(45)	(143)
Dispositions	198	284	834	574
Common stock held in treasury ending balance	$(83,137)	$(84,471)	$(83,137)	$(84,471)
GE shareowners' equity balance	35,816	55,069	35,816	55,069
Noncontrolling interests balance	20,312	16,685	20,312	16,685
Total equity balance at June 30(a) (Note 15)	$56,129	$71,754	$56,129	$71,754

(a)
Total equity balance decreased by $(15,625) million in the last twelve months from June 30, 2018 primarily attributable to a non-cash after-tax goodwill impairment charge of $(22,371) million, partially offset by an increase in non-controlling interest of $4,214 million due to a reduction in our economic interest in BHGE in 2018. See our 2018 Form 10-K for further information.

2019 2Q FORM 10-Q 43

FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL POSITION	General Electric Company and consolidated affiliates
(In millions, except share amounts)	June 30, 2019	December 31, 2018
	(Unaudited)
Cash, cash equivalents and restricted cash	$31,968	$34,847
Investment securities (Note 3)	39,383	33,835
Current receivables (Note 4)	20,152	19,484
Financing receivables – net (Note 5)	3,436	7,699
Inventories (Note 6)	19,971	18,389
Other GE Capital receivables	6,603	6,674
Property, plant and equipment – net (Note 7)	49,943	49,839
Operating lease assets (Note 7)	3,860	—
Receivable from GE Capital	—	—
Investment in GE Capital	—	—
Goodwill (Note 8)	52,272	58,730
Other intangible assets – net (Note 8)	16,653	17,897
Contract and other deferred assets (Note 10)	19,176	19,231
All other assets	23,401	19,943
Deferred income taxes (Note 14)	11,894	12,129
Assets of businesses held for sale (Note 2)	9,206	1,630
Assets of discontinued operations (Note 2)	4,191	9,257
Total assets	$312,109	$309,585

Short-term borrowings (Note 11)	$15,620	$12,821
Short-term borrowings assumed by GE (Note 11)	—	—
Accounts payable, principally trade accounts	17,036	16,722
Progress collections and deferred income (Note 10)	20,901	20,577
Other GE current liabilities	16,720	15,865
Non-recourse borrowings of consolidated securitization entities (Note 11)	1,423	1,875
Long-term borrowings (Note 11)	88,735	95,234
Long-term borrowings assumed by GE (Note 11)	—	—
Operating lease liabilities (Note 7)	4,074	—
Insurance liabilities and annuity benefits (Note 12)	38,125	35,562
Non-current compensation and benefits	32,653	33,775
All other liabilities	18,832	21,219
Liabilities of businesses held for sale (Note 2)	1,478	708
Liabilities of discontinued operations (Note 2)	382	3,747
Total liabilities	255,980	258,104

Preferred stock (5,939,875 shares outstanding at both June 30, 2019 and December 31, 2018)	6	6
Common stock (8,727,072,000 and 8,702,227,000 shares outstanding at June 30, 2019 and December 31, 2018, respectively)	702	702
Accumulated other comprehensive income (loss) – net attributable to GE	(12,852)	(14,414)
Other capital	34,324	35,504
Retained earnings	96,773	93,109
Less common stock held in treasury	(83,137)	(83,925)
Total GE shareowners’ equity	35,816	30,981
Noncontrolling interests	20,312	20,500
Total equity (Note 15)	56,129	51,481
Total liabilities and equity	$312,109	$309,585

44 2019 2Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL POSITION (CONTINUED)	GE(a)		Financial Services (GE Capital)
(In millions, except share amounts)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(Unaudited)		(Unaudited)
Cash, cash equivalents and restricted cash	$20,055	$20,355	$11,913	$14,492
Investment securities (Note 3)	2,055	514	37,403	33,393
Current receivables (Note 4)	16,864	15,103	—	—
Financing receivables - net (Note 5)	—	—	8,210	13,628
Inventories (Note 6)	19,971	18,389	—	—
Other GE Capital receivables	—	—	13,553	15,361
Property, plant and equipment – net (Note 7)	20,377	21,056	29,955	29,510
Operating lease assets (Note 7)	4,077	—	256	—
Receivable from GE Capital	21,223	22,513	—	—
Investment in GE Capital	13,476	11,412	—	—
Goodwill (Note 8)	51,394	57,826	878	904
Other intangible assets – net (Note 8)	16,434	17,661	219	236
Contract and other deferred assets (Note 10)	19,176	19,231	—	—
All other assets	11,016	10,164	12,842	9,869
Deferred income taxes (Note 14)	9,711	10,189	2,178	1,936
Assets of businesses held for sale (Note 2)	8,969	1,525	—	—
Assets of discontinued operations (Note 2)	112	4,573	4,078	4,610
Total assets	$234,911	$230,510	$121,485	$123,939

Short-term borrowings (Note 11)	$5,556	$5,192	$4,085	$4,999
Short-term borrowings assumed by GE (Note 11)	6,962	4,207	2,393	2,684
Accounts payable, principally trade accounts	21,159	22,085	1,738	1,612
Progress collections and deferred income (Note 10)	21,138	20,833	—	—
Other GE current liabilities	16,931	15,865	—	—
Non-recourse borrowings of consolidated securitization entities (Note 11)	—	—	1,423	1,875
Long-term borrowings (Note 11)	26,294	27,089	34,494	36,154
Long-term borrowings assumed by GE (Note 11)	28,010	32,054	18,830	19,828
Operating lease liabilities (Note 7)	4,302	—	244	—
Insurance liabilities and annuity benefits (Note 12)	—	—	38,639	35,994
Non-current compensation and benefits	32,056	32,910	588	856
All other liabilities	14,775	16,100	5,295	6,724
Liabilities of businesses held for sale (Note 2)	1,497	748	—	—
Liabilities of discontinued operations (Note 2)	108	1,947	274	1,800
Total liabilities	178,787	179,030	108,004	112,527

Preferred stock (5,939,875 shares outstanding at both June 30, 2019 and December 31, 2018)	6	6	6	6
Common stock (8,727,072,000 and 8,702,227,000 shares outstanding at June 30, 2019 and December 31, 2018, respectively)	702	702	—	—
Accumulated other comprehensive income (loss) - net attributable to GE	(12,852)	(14,414)	(785)	(783)
Other capital	34,324	35,504	14,499	12,883
Retained earnings	96,773	93,109	(243)	(694)
Less common stock held in treasury	(83,137)	(83,925)	—	—
Total GE shareowners’ equity	35,816	30,981	13,476	11,412
Noncontrolling interests	20,308	20,499	5	1
Total equity (Note 15)	56,124	51,480	13,481	11,412
Total liabilities and equity	$234,911	$230,510	$121,485	$123,939

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

2019 2Q FORM 10-Q 45

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS	Six months ended June 30
(UNAUDITED)	General Electric Company and consolidated affiliates
(In millions)	2019	2018

Net earnings (loss)	$3,749	$(444)
(Earnings) loss from discontinued operations	(2,823)	1,504
Adjustments to reconcile net earnings (loss)
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment (Note 7)	2,482	2,640
Amortization of intangible assets (Note 8)	916	1,149
Goodwill impairments (Note 8)	744	—
(Earnings) loss from continuing operations retained by GE Capital	—	—
(Gains) losses on purchases and sales of business interests	(54)	(300)
Principal pension plans cost (Note 13)	1,693	2,094
Principal pension plans employer contributions	(133)	(1,042)
Other postretirement benefit plans (net)	(548)	(669)
Provision (benefit) for income taxes	74	454
Cash recovered (paid) during the year for income taxes	(1,246)	(936)
Decrease (increase) in contract and other deferred assets	(502)	(645)
Decrease (increase) in GE current receivables	(933)	362
Decrease (increase) in inventories	(2,258)	(1,515)
Increase (decrease) in accounts payable	902	279
Increase (decrease) in GE progress collections	445	(1,059)
All other operating activities	(740)	(2,251)
Cash from (used for) operating activities – continuing operations	1,770	(382)
Cash from (used for) operating activities – discontinued operations	(1,749)	(293)
Cash from (used for) operating activities	20	(675)

Additions to property, plant and equipment	(3,514)	(3,264)
Dispositions of property, plant and equipment	2,033	1,771
Additions to internal-use software	(167)	(180)
Net decrease (increase) in financing receivables	377	837
Proceeds from sale of discontinued operations	2,827	29
Proceeds from principal business dispositions	1,058	2,361
Net cash from (payments for) principal businesses purchased	—	—
Capital contribution from GE to GE Capital	—	—
All other investing activities	(968)	3,713
Cash from (used for) investing activities – continuing operations	1,646	5,266
Cash from (used for) investing activities – discontinued operations	1,683	171
Cash from (used for) investing activities	3,329	5,437

Net increase (decrease) in borrowings (maturities of 90 days or less)	(434)	(2,051)
Newly issued debt (maturities longer than 90 days)	1,462	542
Repayments and other debt reductions (maturities longer than 90 days)	(6,198)	(16,419)
Capital contribution from GE to GE Capital	—	—
Net dispositions (purchases) of GE shares for treasury	35	(6)
Dividends paid to shareowners	(324)	(2,236)
All other financing activities	(835)	(741)
Cash from (used for) financing activities – continuing operations	(6,294)	(20,911)
Cash from (used for) financing activities – discontinued operations	(42)	(3)
Cash from (used for) financing activities	(6,336)	(20,913)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	1	(285)
Increase (decrease) in cash, cash equivalents and restricted cash	(2,986)	(16,436)
Cash, cash equivalents and restricted cash at beginning of year	35,548	44,724
Cash, cash equivalents and restricted cash at June 30	32,562	28,288
Less cash, cash equivalents and restricted cash of discontinued operations at June 30	594	744
Cash, cash equivalents and restricted cash of continuing operations at June 30	$31,968	$27,545

46 2019 2Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS (CONTINUED)	Six months ended June 30
(UNAUDITED)	GE(a)		Financial Services (GE Capital)
(In millions)	2019	2018	2019	2018

Net earnings (loss)	$3,522	$(664)	$547	$(1,821)
(Earnings) loss from discontinued operations	(2,823)	1,504	(273)	1,618
Adjustments to reconcile net earnings (loss)
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment (Note 7)	1,478	1,540	1,002	1,086
Amortization of intangible assets (Note 8)	886	1,119	31	30
Goodwill impairments (Note 8)	744	—	—	—
(Earnings) loss from continuing operations retained by GE Capital(b)	(46)	422	—	—
(Gains) losses on purchases and sales of business interests	(54)	(300)	—	—
Principal pension plans cost (Note 13)	1,693	2,094	—	—
Principal pension plans employer contributions	(133)	(1,042)	—	—
Other postretirement benefit plans (net)	(547)	(658)	(1)	(12)
Provision (benefit) for income taxes	213	576	(139)	(122)
Cash recovered (paid) during the year for income taxes	(1,148)	(854)	(97)	(83)
Decrease (increase) in contract and other deferred assets	(502)	(645)	—	—
Decrease (increase) in GE current receivables	(1,484)	(64)	—	—
Decrease (increase) in inventories	(2,130)	(1,512)	—	—
Increase (decrease) in accounts payable	414	207	(1)	(85)
Increase (decrease) in GE progress collections	440	(889)	—	—
All other operating activities (Note 20)	(1,364)	(1,684)	211	(767)
Cash from (used for) operating activities – continuing operations	(842)	(850)	1,279	(154)
Cash from (used for) operating activities – discontinued operations	(375)	76	(1,702)	(293)
Cash from (used for) operating activities	(1,217)	(773)	(423)	(447)

Additions to property, plant and equipment	(1,684)	(1,595)	(1,984)	(1,732)
Dispositions of property, plant and equipment	392	332	1,645	1,439
Additions to internal-use software	(163)	(169)	(4)	(11)
Net decrease (increase) in financing receivables	—	—	2,067	5,451
Proceeds from sale of discontinued operations	2,827	—	—	29
Proceeds from principal business dispositions	1,017	2,361	417	—
Net cash from (payments for) principal businesses purchased	(417)	—	—	—
Capital contribution from GE to GE Capital	(1,500)	—	—	—
All other investing activities (Note 20)	1,557	(882)	(1,280)	529
Cash from (used for) investing activities – continuing operations	2,029	47	861	5,705
Cash from (used for) investing activities – discontinued operations	246	(56)	1,764	151
Cash from (used for) investing activities	2,275	(9)	2,625	5,856

Net increase (decrease) in borrowings (maturities of 90 days or less)	(1,101)	(1,173)	(656)	(1,593)
Newly issued debt (maturities longer than 90 days)	409	1,058	1,053	394
Repayments and other debt reductions (maturities longer than 90 days)	(358)	(1,085)	(5,840)	(15,394)
Capital contribution from GE to GE Capital	—	—	1,500	—
Net dispositions (purchases) of GE shares for treasury	35	(6)	—	—
Dividends paid to shareowners	(175)	(2,089)	(225)	(147)
All other financing activities (Note 20)	(287)	(732)	(561)	(9)
Cash from (used for) financing activities – continuing operations	(1,477)	(4,026)	(4,728)	(16,749)
Cash from (used for) financing activities – discontinued operations	(41)	(3)	(1)	—
Cash from (used for) financing activities	(1,518)	(4,028)	(4,729)	(16,749)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(8)	(206)	9	(79)
Increase (decrease) in cash, cash equivalents and restricted cash	(468)	(5,017)	(2,518)	(11,419)
Cash, cash equivalents and restricted cash at beginning of year	20,528	18,822	15,020	25,902
Cash, cash equivalents and restricted cash at June 30	20,060	13,805	12,502	14,483
Less cash, cash equivalents and restricted cash of discontinued operations at June 30	5	129	590	615
Cash, cash equivalents and restricted cash of continuing operations at June 30	$20,055	$13,676	$11,913	$13,868

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

(b)	Represents GE Capital earnings (loss) from continuing operations attributable to the Company.

2019 2Q FORM 10-Q 47

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated financial statements represent the consolidation of General Electric Company (the Company) and all companies that we directly or indirectly control, either through majority ownership or otherwise. As used in these financial statements, “GE” represents the adding together of all affiliated companies except GE Capital (GE Capital or Financial Services), whose continuing operations are presented on a one-line basis; GE Capital represents the adding together of all affiliates of GE Capital with the effects of transactions among such affiliates eliminated; and “Consolidated” represents the adding together of GE and GE Capital with the effects of transactions between the two eliminated.

The consolidated financial statements and notes thereto are unaudited. These statements include all adjustments that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Cash, cash equivalents and restricted cash. Debt securities and money market instruments with original maturities of three months or less are included in cash, cash equivalents and restricted cash unless designated as available-for-sale and classified as investment securities. The balance includes restricted cash of $716 million and $492 million at June 30, 2019 and December 31, 2018, respectively, primarily comprising collateral for receivables sold and funds restricted in connection with certain ongoing litigation matters.

LEASE ACCOUNTING. We determine if an arrangement is a lease or a service contract at inception. Where an arrangement is a lease we determine if it is an operating lease or a finance lease. Subsequently, if the arrangement is modified we reevaluate our classification.

Lessee. At lease commencement, we record a lease liability and corresponding right-of-use (ROU) asset. Lease liabilities represent the present value of our future lease payments over the expected lease term which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. We have elected to include lease and non-lease components in determining our lease liability for all leased assets except our vehicle leases. Non-lease components are generally services that the lessor performs for the Company associated with the leased asset. For those leases with payments based on an index, the lease liability is determined using the index at lease commencement. Lease payments based on increases in the index subsequent to lease commencement are recognized as variable lease expense as they occur. The present value of our lease liability is determined using our incremental collateralized borrowing rate at lease inception. ROU assets represent our right to control the use of the leased asset during the lease and are recognized in an amount equal to the lease liability. Over the lease term we use the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized to earnings in a manner that results in straight-line expense recognition. A ROU asset and lease liability is not recognized for leases with an initial term of 12 months or less and we recognize lease expense for these leases on a straight-line basis over the lease term.

Lessor. Equipment leased to others under operating leases are included in "Property, plant and equipment" and leases classified as finance leases are included in "Financing receivables" on our consolidated Statement of Financial Position. Refer to Notes 5 and 7 for additional information.

ACCOUNTING CHANGES. On January 1, 2019, we adopted ASU No. 2016-02, Leases. Upon adoption, we recorded a $317 million increase to retained earnings, primarily attributable to the release of deferred gains on sale-lease back transactions. Our right-of-use assets and lease liabilities for operating leases excluding discontinued operations at adoption were $4,116 million and $4,303 million, respectively. After the adoption date, cash collections of principal on financing leases, will be classified as Cash from operating activities in our consolidated Statement of Cash Flows. Previously, such flows were classified as Cash from investing activities.

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

48 2019 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS
ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE. On June 30, 2019, we signed an agreement to sell our high-speed Reciprocating Compression business within our Oil & Gas segment and recorded a pre-tax loss of $160 million in the caption “Other income” in our consolidated Statement of Earnings (Loss). We expect to close the transaction in the second half of 2019.

On February 25, 2019, we announced an agreement to sell our BioPharma business within our Healthcare segment to Danaher Corporation for total consideration of approximately $21,400 million. As of the second quarter of 2019, we had assets of $8,429 million (including goodwill of $5,523) and liabilities of $1,182 million for this business classified as held for sale. We expect to complete the sale of the business in the fourth quarter of 2019.

On November 13, 2017, the Company announced its intention to exit approximately $20 billion of assets over the next one to two years. Since this announcement, GE has classified various businesses across our Power, Aviation, and Healthcare segments, and Corporate as held for sale. In the first half of 2019, we closed certain of these transactions within Corporate and our Power and Aviation segments for total net proceeds of $1,049 million, recognized a pre-tax gain of $217 million in the caption “Other income” in our consolidated Statement of Earnings (Loss) and liquidated $548 million of our previously recorded valuation allowance. These transactions are subject to customary working capital and other post-close adjustments. As of June 30, 2019, we have closed the sale of substantially all of these assets in accordance with the plan.

While we previously announced an orderly separation of our ownership of BHGE over time, this business has not met the accounting criteria for held for sale classification as of June 30, 2019. That classification will depend on the nature and timing of the disposal transactions.

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE (In millions)	June 30, 2019	December 31, 2018

Current receivables	$512	$184
Inventories	784	529
Property, plant, and equipment – net and Operating leases	895	423
Goodwill and Other intangible assets - net	6,344	884
Valuation allowance	(647)	(1,013)
Deferred tax asset	880	—
Other assets	438	623
Assets of businesses held for sale	$9,206	$1,630

Accounts payable & Progress collections and deferred income	$850	$428
Non-current compensation and benefits	367	152
Other liabilities	261	128
Liabilities of businesses held for sale	$1,478	$708

DISCONTINUED OPERATIONS. Discontinued operations primarily relate to our Transportation segment and certain financial services businesses.

On February 25, 2019, we completed the spin-off and subsequent merger of our Transportation business with Wabtec, a U.S. rail equipment manufacturer. In the transaction, GE shareholders received shares of Wabtec common stock representing an approximate 24.3% ownership interest in Wabtec common stock. GE received $2,827 million in cash (net of certain deal related costs) as well as shares of Wabtec common stock and Wabtec non-voting convertible preferred stock that, together, represent approximately 24.9% ownership interest in Wabtec. In addition, GE is entitled to additional cash consideration up to $470 million for tax benefits that Wabtec realizes from the transaction. We reclassified our Transportation segment to discontinued operations in the first quarter of 2019.

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

In January 2019, we announced an agreement in principle with the United States to settle the investigation by the U.S. Department of Justice (DOJ) regarding potential violations of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) by WMC and GE Capital, and in April 2019, the parties entered into a definitive settlement agreement. Under the agreement, which concludes this investigation, GE, without admitting liability or wrongdoing, paid the United States a civil penalty of $1,500 million.

2019 2Q FORM 10-Q 49

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2019, GE Capital recorded in the caption "Earnings (loss) from discontinued operations, net of taxes" in our consolidated Statement of Earnings (Loss), $332 million of tax benefits and $46 million of net interest benefits due to a decrease in our balance of unrecognized tax benefits. See Note 14 for further information.

Results of operations, financial position and cash flows for these businesses are reported as discontinued operations for all periods presented.

RESULTS OF DISCONTINUED OPERATIONS (In millions)	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018

Sales of goods and services	$—	$942	$549	$1,814
GE Capital revenues and other income (loss)	(48)	4	(9)	(1,468)
Cost of goods and services sold	—	(675)	(478)	(1,290)
Other costs and expenses	(15)	(332)	(99)	(556)

Earnings (loss) of discontinued operations before income taxes	$(64)	$(60)	$(37)	$(1,499)
Benefit (provision) for income taxes	295	(3)	308	(7)
Earnings (loss) of discontinued operations, net of taxes	$231	$(63)	$270	$(1,507)

Gain (loss) on disposal before income taxes	$—	$—	$3,517	$4
Benefit (provision) for income taxes	—	—	(964)	(1)
Gain (loss) on disposal, net of taxes	$—	$—	$2,553	$3

Earnings (loss) from discontinued operations, net of taxes	$231	$(63)	$2,823	$(1,504)

Gains (loss) on disposals, net of taxes - Transportation and other Industrial	—	—	2,508	—
Gains (loss) on disposals, net of taxes - Capital	—	—	45	3
Earnings (loss) from discontinued operations, net of taxes - Transportation and other Industrial	(7)	3	2,550	115
Earnings (loss) from discontinued operations, net of taxes - Capital	238	(66)	273	(1,618)

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS (In millions)	June 30, 2019	December 31, 2018

Cash, cash equivalents and restricted cash	$594	$701
Investment securities	206	195
Current receivables	84	389
Inventories	—	832
Financing receivables held for sale	2,599	2,745
Property, plant and equipment - net and Operating leases	147	910
Goodwill and intangible assets - net	—	1,146
Deferred income taxes	346	1,175
All other assets	215	1,163
Assets of discontinued operations	$4,191	$9,257

Accounts payable and Progress collections and deferred income	$31	$1,248
Operating lease liabilities	227	—
Other GE current liabilities	98	590
All other liabilities	27	1,909
Liabilities of discontinued operations	$382	$3,747

Assets and liabilities of discontinued operations included $4,573 million of assets and $1,871 million of liabilities, respectively, related to our Transportation business as of December 31, 2018, which we classified as discontinued operations in the first quarter of 2019.

Included within all other liabilities of discontinued operations at June 30, 2019 and December 31, 2018 are intercompany tax receivables in the amount of $804 million and $1,141 million, respectively, primarily related to the financial services businesses that were part of the GE Capital Exit Plan, that are offset within all other liabilities of consolidated GE.

50 2019 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES
All of our debt securities are classified as available-for-sale and substantially all are investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations. Changes in fair value of our debt securities are recorded to other comprehensive income. All of our equity securities have readily determinable fair values and changes in fair value are recorded to earnings.

	June 30, 2019				December 31, 2018
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Debt
U.S. corporate	$22,663	$3,866	$(26)	$26,504	$21,306	$2,257	$(357)	$23,206
Non-U.S. corporate	2,186	187	—	2,373	1,906	53	(76)	1,883
State and municipal	3,199	572	(24)	3,748	3,320	367	(54)	3,633
Mortgage and asset-backed	3,048	128	(4)	3,172	3,325	51	(54)	3,322
Government and agencies	1,696	130	—	1,825	1,603	63	(20)	1,645
Equity	1,761	—	—	1,761	146	—	—	146
Total	$34,554	$4,884	$(55)	$39,383	$31,605	$2,792	$(561)	$33,835

At June 30, 2019 estimated fair values have increased since December 31, 2018 primarily due to decreases in market yields and our equity interest in Wabtec that was received as consideration from the merger of our Transportation business with Wabtec. On May 6, 2019, we completed an underwritten secondary offering in which we sold 25.3 million shares of Wabtec common stock resulting in proceeds of $1,799 million. After the sale, our ownership percentage is approximately 11.8%. This interest is subject to certain trading restrictions and must be sold before the third anniversary of the transaction closing date. See Note 2 for further information.

Although we generally do not have the intent to sell any specific debt securities at the end of the period, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements and the funding of claims and obligations to policyholders. Proceeds from investment securities sales and early redemptions by issuers totaled $2,925 million and $385 million in the three months ended and $4,346 million and $706 million for the in the six months ended June 30, 2019 and 2018, respectively. Gross realized gains on investment securities were $33 million and $26 million and gross realized losses and impairments were $(67) million and $(3) million in the three months ended June 30, 2019 and 2018, respectively. Gross realized gains on investment securities were $76 million and $39 million and gross realized losses and impairments were $(107) million and $(3) million in the six months ended June 30, 2019 and 2018, respectively.

Net unrealized gains (losses) recorded to earnings for equity securities were $(60) million and $293 million for the three months ended and $(41) million and $263 million for the six months ended June 30, 2019 and 2018, respectively.

Gross unrealized losses of $(13) million and $(42) million are associated with debt securities with a fair value of $846 million and $929 million that have been in a loss position for less than 12 months and 12 months or more, respectively, at June 30, 2019. Gross unrealized losses of $(310) million and $(251) million are associated with debt securities with a fair value of $7,231 million and $3,856 million that have been in a loss position for less than 12 months and 12 months or more, respectively, at December 31, 2018. Unrealized losses are not indicative of the amount of credit loss that would be recognized and we presently do not intend to sell these debt securities until anticipated recovery of our amortized cost.

CONTRACTUAL MATURITIES OF INVESTMENT IN AVAILABLE-FOR-SALE DEBT SECURITIES (EXCLUDING MORTGAGE AND ASSET-BACKED SECURITIES) (In millions)	Amortized cost	Estimated fair value

Due
Within one year	$410	$415
After one year through five years	3,000	3,153
After five years through ten years	6,565	7,429
After ten years	19,769	23,453

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Substantially all of our investment securities are classified within Level 2 as their valuation is determined based on significant observable inputs. Investments with a fair value of $4,415 million and $4,301 million were classified within Level 3 as significant inputs to the valuation model are unobservable at June 30, 2019 and December 31, 2018, respectively. During the six months ended June 30, 2019 and 2018, there were no significant transfers into or out of Level 3.

In addition to the investment securities described above, we hold $1,239 million and $1,085 million of equity securities without readily determinable fair value at June 30, 2019 and December 31, 2018, respectively that are classified within "All other assets" in our consolidated Statement of Financial Position. We recognize these assets at cost and have recorded insignificant fair value increases, net of impairment, for the three and six months ended June 30, 2019 and 2018, respectively and cumulatively, based on observable transactions.

2019 2Q FORM 10-Q 51

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES	Consolidated		GE
(In millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018

Customer receivables	$15,998	$15,716	$12,371	$11,330
Sundry receivables	5,265	4,765	5,600	4,763
Allowance for losses	(1,111)	(997)	(1,106)	(989)
Total current receivables	$20,152	$19,484	$16,864	$15,103

Current sundry receivables include supplier advances, revenue sharing programs receivables, other non-income based tax receivables, certain intercompany balances that eliminate upon consolidation and deferred purchase price. The deferred purchase price represents our retained risk with respect to current customer receivables sold to third parties through one of the Receivable Facilities. The balance of the deferred purchase price held by GE Capital at June 30, 2019 and December 31, 2018, was $385 million and $468 million, respectively.

Sales of GE current customer receivables. During any given period, GE sells customer receivables to manage short-term liquidity and credit exposure. These sales to GE Capital or third parties are made on arm's length terms and any discount related to time value of money is recognized by GE when the customer receivables are sold. During the six months ended June 30, 2019 and 2018, GE sold approximately 48% and 56% (62% and 70% excluding Oil & Gas), respectively, of its customer receivables to GE Capital or third parties. Activity related to customer receivables sold by GE is as follows:

	2019		2018
Six months ended June 30 (In millions)	GE Capital (a)	Third Parties	GE Capital (a)	Third Parties

Balance at January 1	$4,386	$7,885	$9,877	$5,718
GE sales to GE Capital	19,247	—	24,430	—
GE sales to third parties	—	2,079	—	2,255
GE Capital sales to third parties	(13,836)	13,836	(14,201)	14,201
Collections and other	(6,378)	(16,968)	(14,011)	(16,184)
Reclassification from long-term customer receivables	209	—	415	—
Balance at June 30	$3,628	$6,832	$6,510	$5,989
(a) As of June 30, 2019 and 2018, $1,076 million and $2,283 million, respectively, of the current receivables purchased and retained by GE Capital, had been sold by GE to GE Capital with recourse (i.e., GE retains all or some risk of default). The effect on GE CFOA of claims by GE Capital on receivables sold with recourse has been insignificant for the six months ended June 30, 2019 and 2018.

When GE sells customer receivables to GE Capital or third parties it accelerates the receipt of cash that would otherwise have been collected from customers. In any given period, the amount of cash received from sales of customer receivables compared to the cash GE would have otherwise collected had those customer receivables not been sold represents the cash generated or used in the period relating to this activity. Sales to GE Capital impact GE CFOA, while sales to third parties impact both GE and consolidated CFOA. The impact of selling fewer customer receivables to GE Capital, including those subsequently sold by GE Capital to third parties, decreased GE’s CFOA by $1,434 million and $3,027 million in the six months ended June 30, 2019 and 2018, respectively.

LONG-TERM RECEIVABLES. In certain circumstances, GE provides customers, primarily within our Power, Renewable Energy and Aviation businesses, with extended payment terms for the purchase of new equipment, purchases of upgrades and spare parts for our long-term service agreements. These long-term customer receivables are initially recorded at present value and have an average remaining duration of approximately 3 years and are included in “All other assets” in the consolidated Statement of Financial Position.

	Consolidated		GE
(In millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018

Long-term customer receivables	$1,222	$1,444	$623	$561
Long-term sundry receivables	1,822	1,410	2,197	1,750
Allowance for losses	(193)	(202)	(193)	(202)
Total long-term receivables	$2,851	$2,652	$2,628	$2,109

Long-term sundry receivables include supplier advances, revenue sharing programs receivables, other non-income based tax receivables and certain intercompany balances that eliminate upon consolidation.

Sales of GE long-term customer receivables. GE may sell long-term customer receivables to manage liquidity and credit exposure. Through the second quarter of 2018, these sales were primarily made to GE Capital, while subsequently, GE has sold an insignificant amount to third parties to transfer economic risk during both the six months ended June 30, 2019 and 2018. Activity related to long-term customer receivables purchased by GE Capital is as follows:

52 2019 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2019	2018
Six months ended June 30 (In millions)	GE Capital (a)	GE Capital (a)

Balance at January 1	$883	$1,947
GE sales to GE Capital	—	112
Sales, collections, accretion and other	(75)	(170)
Reclassification to current customer receivables	(209)	(415)
Balance at June 30	$599	$1,475
(a) As of June 30, 2019 and 2018, $430 million and $885 million, respectively, of long-term customer receivables purchased and retained by GE Capital, had been sold by GE to GE Capital with recourse (i.e., GE retains all or some risk of default). The effect on GE CFOA of claims by GE Capital on receivables sold with recourse has been insignificant for the six months ended June 30, 2019 and 2018.

Similar to sales of current customer receivables, sales of long-term customer receivables can result in cash generation or use in our Statements of Cash Flows. The impact from the sale of long-term customer receivables to GE Capital, including those subsequently sold by GE Capital to third parties, decreased GE’s CFOA by $309 million and $520 million in the six months ended June 30, 2019 and 2018, respectively.

UNCONSOLIDATED RECEIVABLES FACILITIES. GE Capital has two revolving Receivables Facilities, with a total program size of $5,100 million, under which customer receivables purchased from GE are sold to third parties. In one of the facilities, upon the sale of receivables, we receive proceeds of cash and deferred purchase price and the Company’s remaining risk with respect to the sold receivables is limited to the balance of the deferred purchase price. In the other facility, upon the sale of receivables, we receive proceeds of cash only and therefore the Company has no remaining risk with respect to the sold receivables. Activity related to these facilities is included in “GE Capital sales to third parties” line in the table above and is as follows:

Six months ended June 30 (In millions)	2019	2018

Customer receivables sold to receivables facilities	$10,786	$11,355
Total cash purchase price for customer receivables	10,495	8,584
Cash collections re-invested to purchase customer receivables	8,830	7,390

Non-cash increases to deferred purchase price	$137	$2,716
Cash payments received on deferred purchase price	220	2,691

CONSOLIDATED SECURITIZATION ENTITIES. GE Capital consolidates three variable interest entities (VIEs) that purchased customer receivables and long-term customer receivables from GE. At June 30, 2019 and December 31, 2018 these VIEs held current customer receivables of $1,863 million and $2,141 million and long-term customer receivables of $512 million and $678 million, respectively that were funded through the issuance of non-recourse debt to third parties. At June 30, 2019 and December 31, 2018, the outstanding debt under their respective debt facilities was $1,423 million and $1,875 million, respectively.

NOTE 5. FINANCING RECEIVABLES AND ALLOWANCES

	Consolidated		GE Capital
(In millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018

Loans, net of deferred income	$1,344	$5,118	$5,908	$10,834
Investment in financing leases, net of deferred income	2,139	2,639	2,316	2,822
	3,483	7,757	8,224	13,656
Allowance for losses	(47)	(58)	(14)	(28)
Financing receivables – net	$3,436	$7,699	$8,210	$13,628

Consolidated finance lease income was $48 million and $61 million in the three months ended June 30, 2019 and 2018, respectively, and $97 million and $134 million for the six months ended June 30, 2019 and 2018, respectively.

In the second quarter of 2019, we classified $3,615 million of GE Capital Aviation Services (GECAS) financing receivables as held for sale within "All other assets" in our consolidated Statement of Financial Position, as we no longer intend to hold these receivables for the foreseeable future. There were no write-offs on financing receivables to reduce their carrying value to the lower of cost or fair value, less cost to sell.

We manage our GE Capital financing receivables portfolio using delinquency and nonaccrual data as key performance indicators. At June 30, 2019, 3.0%, 2.2% and 3.6% of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively, with the vast majority of nonaccrual financing receivables secured by collateral. At December 31, 2018, 2.4%, 1.8% and 0.9% of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively. The increase in these key performance indicators at June 30, 2019 is primarily a result of transferring financing receivables to held for sale.

2019 2Q FORM 10-Q 53

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GE Capital financing receivables that comprise receivables purchased from GE are reclassified to either "Current receivables" or "All other assets" in the consolidated Statement of Financial Position. To the extent these receivables are purchased with full or limited recourse, they are excluded from the delinquency and nonaccrual data above. See Note 4 for further information.

The portfolio also includes $575 million and $688 million of financing receivables that are guaranteed by GE, of which $105 million and $96 million of these loans are on nonaccrual at the consolidated level at June 30, 2019 and December 31, 2018, respectively. Additional allowance for loan losses are recorded at GE and on the consolidated level for these guaranteed loans.

NOTE 6. INVENTORIES

(In millions)	June 30, 2019	December 31, 2018

Raw materials and work in process	$10,854	$10,102
Finished goods	8,928	8,086
Unbilled shipments	189	201
Total inventories	$19,971	$18,389

NOTE 7. PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES

PROPERTY, PLANT AND EQUIPMENT (In millions)	June 30, 2019	December 31, 2018

Original cost	$85,962	$85,476
Less accumulated depreciation and amortization	(36,019)	(35,637)
Property, plant and equipment – net	$49,943	$49,839

Consolidated depreciation and amortization on property, plant and equipment was $2,482 million and $2,640 million for the six months ended June 30, 2019 and 2018, respectively.

Operating lease income on our equipment leased to others was $1,181 million and $1,210 million for the three months ended June 30, 2019 and 2018, respectively, and comprises fixed lease income of $748 million and $829 million and variable lease income of $432 million and $381 million, respectively. Operating lease income on our equipment leased to others was $2,320 million and $2,392 million for the six months ended June 30, 2019 and 2018, respectively, and comprises of fixed lease income of $1,524 million and $1,651 million and variable lease income of $796 million and $740 million, respectively.

Operating Lease Assets and Liabilities. Our ROU assets and lease liabilities for operating leases were $3,860 million and $4,074 million, respectively, as of June 30, 2019. Substantially all of our operating leases have remaining lease terms of 12 years or less, some of which may include options to extend.

OPERATING LEASE EXPENSE	Three months ended June 30		Six months ended June 30
(In millions)	2019	2018	2019	2018

Long-term (fixed)	$256	$285	$529	$592
Long-term (variable)	35	57	90	120
Short-term	186	177	432	338
Total operating lease expense	$476	$519	$1,052	$1,050

MATURITY OF LEASE LIABILITIES (In millions)	Total

2019 (excluding six months ended June 30, 2019)	$540
2020	949
2021	763
2022	631
2023	500
Thereafter	1,534
Total undiscounted lease payments	4,917
Less: imputed interest	(843)
Total lease liability as of June 30, 2019	$4,074

SUPPLEMENTAL INFORMATION RELATED TO OPERATING LEASES (In millions)	June 30, 2019

Operating cash flows used for operating leases	$579
Right-of-use assets obtained in exchange for new lease liabilities	$409
Weighted-average remaining lease term	7.2 years
Weighted-average discount rate	5.0%

54 2019 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL (In millions)	January 1, 2019	Dispositions and classification to held for sale	Impairments	Currency exchange and other	Balance at June 30, 2019

Power	$139	$—	$—	$6	$145
Renewable Energy	4,730	—	(744)	72	4,058
Aviation	9,839	—	—	24	9,863
Healthcare	17,226	(5,523)	—	32	11,735
Oil & Gas	24,455	(37)	—	301	24,719
Capital	904	—	—	(26)	878
Corporate	1,438	—	—	(564)	874
Total	$58,730	$(5,560)	$(744)	$(153)	$52,272

Goodwill balances decreased primarily as a result of transferring our BioPharma business within our Healthcare segment to held for sale and the goodwill impairment at our Grid Solutions equipment and services reporting unit within our Renewable Energy segment.
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
In the second quarter of 2019, we reorganized our Grid Solutions reporting unit in our Power segment by separating our Grid Solutions software business from the Grid Solutions reporting unit. Our Grid Solutions software business was then moved into Corporate and combined with our Digital business. In addition, the remaining Grid Solutions reporting unit (now referred to as Grid Solutions equipment and services) was moved into our Renewable Energy segment as a separate reporting unit. As a result, we allocated goodwill between Grid Solutions software and the Grid Solutions equipment and services reporting unit based on the relative fair values of each business. This resulted in $1,618 million of goodwill transferring from our Power segment to our Renewable Energy segment and our Digital business within Corporate in the amounts of $744 million and $874 million, respectively.
As a consequence of separating the two businesses, the Grid Solutions equipment and services reporting unit’s fair value was below its carrying value. Therefore, we conducted step two of the goodwill impairment test for this reporting unit using a current outlook.
In performing the second step, we identified unrecognized intangible assets primarily related to internally developed technology and trade name. The combination of these unrecognized intangibles, adjustments to the carrying value of other assets and liabilities, and reduced reporting unit fair value calculated in step one, resulted in an implied fair value of goodwill below the carrying value of goodwill for the Grid Solutions equipment and services reporting unit. Therefore, we recorded a non-cash impairment loss of $744 million in the caption "Goodwill impairments" in our consolidated Statement of Earnings (Loss). After the impairment charge, there is no remaining goodwill associated with our Grid Solutions equipment and services reporting unit.
In addition, in the second quarter of 2019 we performed a qualitative review of our reporting units in our Oil & Gas segment, our Additive reporting unit in our Aviation segment, and our Hydro reporting unit in our Renewable Energy segment. We did not identify any reporting units that required an interim impairment test. While the goodwill in our reporting units within our Oil & Gas segment is not currently impaired, the oil and gas markets continue to be volatile. While the long-term outlook for the industry remains strong, any future declines in macroeconomic or business conditions affecting these reporting units or sustained declines in BHGE’s share price in future periods could result in a goodwill impairment in one or more of our Oil & Gas reporting units. In addition, we will continue to measure our ability to meet our cash flow forecasts and to monitor the operating results of our Additive reporting unit, which could impact the fair value of this reporting unit in the future. In the fourth quarter of 2018, we recorded a goodwill impairment charge in our Hydro reporting unit and the recoverability of its remaining goodwill is reliant on the business achieving its turnaround plan which includes execution improvements on legacy projects and cost reductions in the near term. There can be no assurances that some or all of the $740 million goodwill balance within this reporting unit will not be impaired in future periods.
Further, in the second quarter of 2019, a portion of goodwill recorded at Corporate associated with our Digital acquisitions that was previously allocated to our Oil & Gas, Renewable Energy, Aviation and Healthcare segments in purchase accounting and for goodwill testing purposes is reflected in these segments in the table above.

OTHER INTANGIBLE ASSETS - NET (In millions)	June 30, 2019	December 31, 2018

Intangible assets subject to amortization	$14,412	$15,675
Indefinite-lived intangible assets	2,242	2,222
Total	$16,653	$17,897

Indefinite-lived intangible assets comprise trademarks and trade names in our Oil & Gas segment. Intangible assets decreased in the first quarter of 2019, primarily as a result of amortization, and the transfer of BioPharma within our Healthcare segment to held for sale of $524 million. Consolidated amortization expense was $454 million and $547 million in the three months ended June 30, 2019 and 2018, and $916 million and $1,149 million in the six months ended June 30, 2019 and 2018, respectively.

2019 2Q FORM 10-Q 55

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. REVENUES
The equipment and services revenues classification in the table below is consistent with our segment MD&A presentation.

EQUIPMENT & SERVICES REVENUES	Three months ended June 30
(In millions)	2019			2018
	Equipment	Services	Total	Equipment	Services	Total

Power	$1,463	$3,218	$4,681	$2,416	$3,845	$6,261
Renewable Energy	2,867	760	3,627	2,240	643	2,883
Aviation	3,033	4,844	7,877	2,909	4,610	7,519
Healthcare	2,838	2,095	4,934	2,812	2,166	4,978
Oil & Gas	2,361	3,592	5,953	2,189	3,366	5,554
Total Industrial Segment Revenues	$12,561	$14,510	$27,071	$12,564	$14,631	$27,195

EQUIPMENT & SERVICES REVENUES	Six months ended June 30
(In millions)	2019			2018
	Equipment	Services	Total	Equipment	Services	Total

Power	$3,039	$6,259	$9,298	$4,889	$7,319	$12,209
Renewable Energy	4,848	1,317	6,165	4,564	1,158	5,722
Aviation	6,146	9,685	15,831	5,448	9,183	14,631
Healthcare	5,492	4,125	9,616	5,419	4,261	9,680
Oil & Gas	4,630	6,940	11,569	4,417	6,522	10,939
Total Industrial Segment Revenues	$24,155	$28,325	$52,479	$24,737	$28,444	$53,181

SUB-SEGMENT REVENUES	Three months ended June 30		Six months ended June 30
(In millions)	2019	2018	2019	2018

Gas Power	$3,248	$3,500	$6,510	$7,041
Power Portfolio	1,434	2,761	2,788	5,168
Power	$4,681	$6,261	$9,298	$12,209

Onshore Wind	$2,449	$1,336	$3,891	$2,596
Grid Solutions equipment and services	938	1,230	1,872	2,423
Hydro and Offshore Wind	239	317	402	703
Renewable Energy	$3,627	$2,883	$6,165	$5,722

Commercial Engines & Services	$5,848	$5,534	$11,797	$10,806
Military	976	1,073	2,013	2,044
Systems & Other	1,052	911	2,021	1,780
Aviation	$7,877	$7,519	$15,831	$14,631

Healthcare Systems	$3,589	$3,735	$7,020	$7,311
Life Sciences	1,345	1,244	2,595	2,369
Healthcare	$4,934	$4,978	$9,616	$9,680

Turbomachinery & Process Solutions (TPS)	$1,365	$1,391	$2,669	$2,839
Oilfield Services (OFS)	3,263	2,884	6,249	5,561
Oilfield Equipment (OFE)	693	617	1,428	1,281
Digital Solutions	632	662	1,223	1,258
Oil & Gas	$5,953	$5,554	$11,569	$10,939

Total Industrial Segment Revenues	$27,071	$27,195	$52,479	$53,181
Capital(a)	2,321	2,429	4,548	4,602
Corporate items and eliminations	(561)	(462)	(910)	(833)
Consolidated Revenues	$28,831	$29,162	$56,117	$56,950

(a)	Substantially all of our revenues at GE Capital are outside of the scope of ASC 606.
56 2019 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REMAINING PERFORMANCE OBLIGATION. As of June 30, 2019, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $251,443 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: 1) equipment-related remaining performance obligation of $50,331 million of which 58%, 76% and 86% is expected to be satisfied within 1, 2 and 5 years, respectively, and the remaining thereafter; and 2) services-related remaining performance obligation of $201,112 million of which 14%, 47%, 72% and 89% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.

NOTE 10. CONTRACT AND OTHER DEFERRED ASSETS & PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract and other deferred assets decreased $55 million in the first half of 2019. Our long-term service agreements increased primarily due to revenues recognized of $5,676 million, offset by billings of $5,553 million and a net unfavorable change in estimated profitability of $80 million, primarily at Aviation. Our short-term and other service agreements increased due to the timing of revenue recognition ahead of billings primarily at Aviation.

June 30, 2019 (In millions)	Power	Aviation	Oil & Gas	Renewable Energy	Healthcare and Other	Total

Revenues in excess of billings	$5,661	$4,980	$669	$—	$—	$11,310
Billings in excess of revenues	(1,576)	(3,175)	(245)	—	—	(4,997)
Long-term service agreements	4,084	1,805	424	—	—	6,314
Short-term and other service agreements	135	338	177	35	297	983
Equipment contract revenues	2,740	79	891	1,242	323	5,275
Total contract assets	6,959	2,222	1,493	1,278	620	12,571

Deferred inventory costs	909	374	129	1,463	338	3,213
Nonrecurring engineering costs	41	2,072	43	72	44	2,273
Customer advances and other	—	1,119	—	—	—	1,119
Contract and other deferred assets	$7,909	$5,787	$1,665	$2,813	$1,002	$19,176

December 31, 2018 (In millions)

Revenues in excess of billings	$5,368	$5,412	$703	$—	$—	$11,482
Billings in excess of revenues	(1,693)	(3,297)	(187)	—	—	(5,176)
Long-term service agreements	3,675	2,115	516	—	—	6,306
Short-term and other service agreements	99	272	182	45	251	850
Equipment contract revenues	2,829	80	902	1,129	384	5,324
Total contract assets	6,603	2,468	1,600	1,174	635	12,480

Deferred inventory costs	1,003	673	179	1,267	365	3,488
Nonrecurring engineering costs	43	1,916	22	85	51	2,117
Customer advances and other	—	1,146	—	—	—	1,146
Contract and other deferred assets	$7,650	$6,204	$1,800	$2,525	$1,052	$19,231
Progress collections represent cash received from customers under ordinary commercial payment terms in advance of delivery. Progress collections on equipment contracts primarily comprises milestone payments received from customer prior to the manufacture and delivery of customized equipment orders. Other progress collections primarily comprise down payments from customers to reserve production slots for standardized inventory orders such as advance payments from customers when they place orders for wind turbines and blades within our Renewable Energy segment and payments from airframers and airlines for install and spare engines, respectively, within our Aviation segment.

Progress collections and deferred income increased $305 million in the first half of 2019 primarily due to milestone payments received primarily at Aviation and Oil & Gas. These increases were partially offset by the timing of revenue recognition in excess of new collections received, primarily at Power and Renewable Energy.

Revenues recognized for contracts included in liability position at the beginning of the year were $8,370 million and $9,332 million for the six months ended June 30, 2019 and 2018, respectively.

2019 2Q FORM 10-Q 57

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 (In millions)	Power	Aviation	Oil & Gas	Renewable Energy	Healthcare and Other	Total

Progress collections on equipment contracts	$5,619	$93	$1,336	$1,136	$—	$8,184
Other progress collections	552	4,501	529	3,374	487	9,443
Total progress collections	$6,171	$4,594	$1,865	$4,510	$487	$17,627
Deferred income	61	1,432	126	266	1,627	3,510
GE Progress collections and deferred income	$6,231	$6,026	$1,991	$4,776	$2,113	$21,138

December 31, 2018 (In millions)

Progress collections on equipment contracts	$5,536	$114	$878	$1,415	$—	$7,943
Other progress collections	691	4,034	552	3,468	500	9,245
Total progress collections	$6,227	$4,148	$1,430	$4,883	$500	$17,188
Deferred income	112	1,338	164	260	1,770	3,645
GE Progress collections and deferred income	$6,339	$5,486	$1,594	$5,143	$2,271	$20,833

NOTE 11. BORROWINGS

(In millions)	June 30, 2019	December 31, 2018

Short-term borrowings
Commercial paper	$3,002	$3,005
Current portion of long-term borrowings	804	103
Current portion of long-term borrowings assumed by GE	6,962	4,207
Other	1,749	2,084
Total GE short-term borrowings	$12,518	$9,400

Current portion of long-term borrowings	$3,743	$3,984
Intercompany payable to GE	2,393	2,684
Other	343	1,015
Total GE Capital short-term borrowings	$6,479	$7,684

Eliminations	(3,376)	(4,262)
Total short-term borrowings	$15,620	$12,821

Long-term borrowings
Senior notes	$25,792	$26,564
Senior notes assumed by GE	25,171	29,218
Subordinated notes assumed by GE	2,839	2,836
Other	502	524
Total GE long-term borrowings	$54,304	$59,143

Senior notes	$33,468	$35,105
Subordinated notes	176	165
Intercompany payable to GE	18,830	19,828
Other	849	885
Total GE Capital long-term borrowings	$53,324	$55,982

Eliminations	(18,893)	(19,892)
Total long-term borrowings	$88,735	$95,234
Non-recourse borrowings of consolidated securitization entities	1,423	1,875
Total borrowings	$105,778	$109,930

At June 30, 2019, the outstanding GE Capital borrowings that had been assumed by GE as part of the GE Capital Exit Plan was $34,972 million ($6,962 million short term and $28,010 long term), for which GE has an offsetting Receivable from GE Capital of $21,223 million. The difference of $13,749 million ($4,569 million in short-term borrowings and $9,180 million in long-term borrowings) represents the amount of borrowings GE Capital had funded with available cash to GE via intercompany loans in lieu of GE issuing borrowings externally.

At June 30, 2019, total GE borrowings of $45,599 million was comprised of GE-issued borrowings of $31,850 million (including $6,292 million of BHGE borrowings) and intercompany loans from GE Capital to GE of $13,749 million as described above.

58 2019 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GE has provided a full and unconditional guarantee on the payment of the principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GE Capital. At June 30, 2019, the Guarantee applies to $35,347 million of GE Capital debt.

Non-recourse borrowings of consolidated securitization entities are primarily short term in nature. See Notes 4 and 18 for further information.

See Note 17 for further information about borrowings and associated interest rate swaps.

NOTE 12. INSURANCE LIABILITIES AND ANNUITY BENEFITS
Insurance liabilities and annuity benefits comprise mainly obligations to annuitants and insureds in our run-off insurance activities.

June 30, 2019 (In millions)	Long-term care insurance contracts	Structured settlement annuities & life insurance contracts	Other contracts	Other adjustments(a)	Total

Future policy benefit reserves	$16,118	$9,371	$166	$4,792	$30,447
Claim reserves	4,094	238	1,172	—	5,504
Investment contracts	—	1,195	1,103	—	2,298
Unearned premiums and other	31	199	160	—	390
	20,243	11,003	2,601	4,792	38,639
Eliminations	—	—	(514)	—	(514)
Total	$20,243	$11,003	$2,087	$4,792	$38,125

December 31, 2018 (In millions)

Future policy benefit reserves	$16,029	$9,495	$169	$2,247	$27,940
Claim reserves	3,917	230	1,178	—	5,324
Investment contracts	—	1,239	1,149	—	2,388
Unearned premiums and other	34	205	103	—	342
	19,980	11,169	2,599	2,247	35,994
Eliminations	—	—	(432)	—	(432)
Total	$19,980	$11,169	$2,167	$2,247	$35,562
(a) To the extent that unrealized gains on specific investment securities supporting our insurance contracts would result in a premium deficiency should those gains be realized, an increase in future policy benefit reserves is recorded, with an after-tax reduction of net unrealized gains recognized through "Accumulated other comprehensive income (loss)" in our consolidated Statement of Earnings (Loss).

Claim reserves included incurred claims of $981 million and $1,004 million for the six months ended June 30, 2019 and 2018, respectively, of which insignificant amounts related to the recognition of adjustments to prior year claim reserves arising from our periodic reserve evaluation. Paid claims were $824 million and $904 million in the six months ended June 30, 2019 and 2018, respectively.

Reinsurance recoverables are recorded when we cede insurance risk to third parties but are not relieved from our primary obligation to policyholders and cedents. These amounts, net of allowances, are included in the caption "Other GE Capital receivables" in our consolidated Statement of Financial Position, and amounted to $2,347 million and $2,271 million at June 30, 2019 and December 31, 2018, respectively.

2019 2Q FORM 10-Q 59

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

EFFECT ON OPERATIONS OF PENSION PLANS	Principal pension plans
	Three months ended June 30		Six months ended June 30
(In millions)	2019	2018	2019	2018

Service cost for benefits earned	$160	$203	$318	$435
Prior service cost amortization	34	36	67	72
Expected return on plan assets	(862)	(820)	(1,725)	(1,640)
Interest cost on benefit obligations	723	667	1,449	1,333
Net actuarial loss amortization	770	943	1,533	1,894
Curtailment loss	—	—	51	—
Pension plans cost	$825	$1,029	$1,693	$2,094
Curtailment loss in the six months ended June 30, 2019, results from the spin-off and subsequent merger of our Transportation segment with Wabtec which is included in "Earnings (loss) from discontinued operations" in our consolidated Statement of Earnings (Loss).

	Other pension plans
	Three months ended June 30		Six months ended June 30
(In millions)	2019	2018	2019	2018

Service cost for benefits earned	$70	$99	$136	$194
Prior service cost (credit) amortization	1	(2)	1	(2)
Expected return on plan assets	(320)	(359)	(629)	(717)
Interest cost on benefit obligations	156	156	313	312
Net actuarial loss amortization	84	83	167	165
Settlement/curtailment loss (gain)	7	(6)	16	(6)
Pension plans cost (income)	$(2)	$(29)	$4	$(54)

Principal retiree benefit plans income was $30 million and $20 million for the three months ended June 30, 2019 and 2018, and $91 million and $41 million for the six months ended June 30, 2019 and 2018, respectively, which includes a curtailment gain of $33 million in 2019 resulting from the Transportation transaction. The components of net periodic benefit costs other than the service cost component are included in the caption "Non-operating benefit costs" in our consolidated Statement of Earnings (Loss).

We also have a defined contribution plan for eligible U.S. employees that provides discretionary contributions. Defined contribution plan costs were $90 million and $99 million for the three months ended June 30, 2019 and 2018, respectively, and $191 million and $216 million for the six months ended June 30, 2019 and 2018, respectively.

NOTE 14. INCOME TAXES
Our consolidated effective income tax rate was 7.4% and 30.0% during the six months ended June 30, 2019 and 2018, respectively. The rate for 2019 is lower than the U.S. statutory rate primarily due to favorable audit resolutions and U.S. business credits, partially offset by the cost of global activities, including the recently enacted base erosion and global intangible low tax income provisions and from a largely non-deductible goodwill impairment charge associated with our Grid Solutions equipment and services business within our Renewable Energy segment. The rate for 2018 was higher than the U.S. statutory rate primarily due to a change in deferred taxes resulting from the decision to execute an internal restructuring to separate the Healthcare business and the cost of the newly enacted base erosion and global intangible low tax income provisions in excess of the benefit from other global activities and dispositions taxed at a rate above the statutory rate. This was partially offset by an adjustment to decrease the 2018 six-month tax rate to be in line with the lower expected full-year rate and U.S. business credits.

The Internal Revenue Service (IRS) is currently auditing our consolidated U.S. income tax returns for 2014-2015. In June 2019, the IRS completed the audit of our consolidated U.S. income tax returns for 2012-2013, which resulted in a decrease in our balance of "unrecognized tax benefits" (i.e., the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements). The Company recognized a resulting non-cash continuing operations tax benefit of $378 million plus an additional net interest benefit of $107 million. Of these amounts, GE recorded $355 million of tax benefits and $98 million of net interest benefits and GE Capital recorded $23 million of tax benefits and $9 million of net interest benefits. GE Capital recorded an additional non-cash benefit in discontinued operations of $332 million of tax benefits and $46 million of net interest benefits. See Note 2 for further information.

60 2019 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. SHAREOWNERS’ EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	Three months ended June 30		Six months ended June 30
(In millions)	2019	2018	2019	2018

Beginning balance	$(16)	$(4)	$(39)	$(102)
Other comprehensive income (loss) (OCI) before reclassifications – net of deferred taxes of $(23), $(17), $15 and $48(a)	94	32	121	140
Reclassifications from OCI – net of deferred taxes of $(5), $0, $(6) and $(2)	(18)	(7)	(22)	(16)
Other comprehensive income (loss)	76	25	99	124
Less OCI attributable to noncontrolling interests	—	—	1	1
Investment securities ending balance	$60	$21	$60	$21

Beginning balance	$(5,810)	$(3,988)	$(6,134)	$(4,661)
OCI before reclassifications – net of deferred taxes of $13, $190, $39 and $(241)	(308)	(2,049)	(1)	(1,217)
Reclassifications from OCI – net of deferred taxes of $0, $0, $(4) and $0(b)	167	380	284	378
Other comprehensive income (loss)	(141)	(1,669)	283	(839)
Less OCI attributable to noncontrolling interests	(77)	(211)	22	(54)
Currency translation adjustments ending balance	$(5,874)	$(5,446)	$(5,874)	$(5,446)

Beginning balance	$49	$114	$13	$62
OCI before reclassifications – net of deferred taxes of $(8), $(39), $3 and $(7)	(50)	(131)	(16)	(26)
Reclassifications from OCI – net of deferred taxes of $4, $22, $1 and $7	25	50	28	—
Other comprehensive income (loss)	(25)	(81)	12	(26)
Less OCI attributable to noncontrolling interests	(1)	(2)	1	—
Cash flow hedges ending balance	$26	$36	$26	$36

Beginning balance	$(7,708)	$(8,984)	$(8,254)	$(9,702)
OCI before reclassifications – net of deferred taxes of $13, $56, $(35) and $55	7	182	(111)	126
Reclassifications from OCI – net of deferred taxes of $164, $218, $347 and $436	632	758	1,294	1,533
Other comprehensive income (loss)	639	940	1,183	1,659
Less OCI attributable to noncontrolling interests	(6)	1	(8)	—
Benefit plans ending balance	$(7,063)	$(8,043)	$(7,063)	$(8,043)

Accumulated other comprehensive income (loss) at June 30	$(12,852)	$(13,432)	$(12,852)	$(13,432)

(a) Included adjustments of $(1,054) million and $534 million for the three months ended June 30, 2019 and 2018, respectively and $(2,011) million and $1,472 million for the six months ended June 30, 2019 and 2018, respectively, related to insurance liabilities and annuity benefits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment security gains been realized. See Note 12 for further information.
(b) Currency translation gains and losses included $116 million for the six months ended June 30, 2019 in earnings (loss) from discontinued operations, net of taxes.

In 2016, we issued $5,694 million of GE Series D preferred stock, which are callable on January 21, 2021. In addition to Series D, $250 million of existing GE Series A, B and C preferred stock are also outstanding. The total carrying value of GE preferred stock at June 30, 2019 was $5,653 million and will increase to $5,944 million by the respective call dates through periodic accretion. Dividends on GE preferred stock are payable semi-annually, in June and December and accretion is recorded on a quarterly basis. Dividends on GE preferred stock totaled $188 million, including cash dividends of $147 million and $185 million, including cash dividends of $147 million, in the three months ended June 30, 2019 and 2018, respectively and $228 million, including cash dividends of $147 million, and $222 million, including cash dividends of $147 million, for the six months ending June 30, 2019 and 2018, respectively. In conjunction with 2016 exchange of GE Capital preferred stock into GE preferred stock, GE Capital issued preferred stock to GE for which the amount and terms mirrored the GE external preferred stock. In 2018, GE Capital and GE exchanged the existing Series D preferred stock issued to GE for new Series D preferred stock, which is mandatorily convertible into GE Capital Common stock on January 21, 2021. After this conversion, GE Capital will no longer pay preferred dividends to GE. The exchange of GE Capital Series D preferred stock has no impact on the GE Series D preferred stock, which remains callable for $5,694 million on January 21, 2021 or thereafter on dividend payment dates. Additionally, there were no changes to the existing Series A, B or C preferred stock issued to GE. See our Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

2019 2Q FORM 10-Q 61

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling interests in equity of consolidated affiliates amounted to $20,312 million and $20,500 million, including $19,095 million and $19,239 million attributable to the BHGE Class A shareholders at June 30, 2019 and December 31, 2018, respectively.  Net earnings (loss) attributable to noncontrolling interests were $(28) million and $(15) million, for the three months ended June 30, 2019 and 2018, respectively and $2 million and $52 million for the six months ended June 30, 2019 and 2018, respectively. Dividends attributable to noncontrolling interests were $(109) million and $(81) million for the three months ended June 30, 2019 and 2018, respectively and $(215) million and $(164) million for the six months ended June 30, 2019 and 2018, respectively.

As previously announced, we plan an orderly separation of our ownership interest in BHGE over time. Any reduction in our ownership interest below 50% will result in us losing control of BHGE. At that point, we would deconsolidate our Oil & Gas segment, recognize any remaining interest at fair value and recognize any difference between carrying value and fair value of our interest in earnings. Depending on the form and timing of our separation, and if BHGE’s stock price remains below our current carrying value, we may recognize a significant loss in earnings. Based on BHGE's share price at July 26, 2019 of $24.84 per share, the loss upon deconsolidation from a sale of our interest would be approximately $7,400 million.

Redeemable noncontrolling interests presented within "All other liabilities" in our consolidated Statement of Financial Position include common shares issued by our affiliates that are redeemable at the option of the holder of those interests and amounted to $408 million and $382 million as of June 30, 2019 and December 31, 2018, respectively. Net earnings (loss) attributable to redeemable noncontrolling interests was $5 million and $(116) million for the three months ended June 30, 2019 and 2018, respectively and $32 million and $(149) million for the six months ended June 30, 2019 and 2018, respectively. On October 2, 2018 we settled the redeemable noncontrolling interest balance associated with three joint ventures with Alstom, for a payment amount of $3,105 million in accordance with contractual payment terms.

NOTE 16. EARNINGS PER SHARE INFORMATION

	Three months ended June 30
	2019		2018
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Earnings from continuing operations for per-share calculation	$(103)	$(103)	$862	$863
Preferred stock dividends	(188)	(188)	(185)	(185)
Earnings from continuing operations attributable to common shareowners for per-share calculation	(292)	(292)	677	678
Earnings (loss) from discontinued operations for per-share calculation	230	230	(69)	(68)
Net earnings (loss) attributable to GE common shareowners for per-share calculation	$(61)	$(61)	$614	$615

Shares of GE common stock outstanding	8,724	8,724	8,688	8,688
Employee compensation-related shares (including stock options)	—	—	11	—
Total average equivalent shares	8,724	8,724	8,699	8,688

Earnings per share from continuing operations	$(0.03)	$(0.03)	$0.08	$0.08
Earnings (loss) per share from discontinued operations	0.03	0.03	(0.01)	(0.01)
Net earnings (loss) per share	(0.01)	(0.01)	0.07	0.07

62 2019 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six months ended June 30
	2019		2018
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Earnings from continuing operations for per-share calculation	$873	$888	$1,156	$1,157
Preferred stock dividends	(228)	(228)	(222)	(222)
Earnings from continuing operations attributable to common shareowners for per-share calculation(a)	$645	$661	$934	$935
Earnings (loss) from discontinued operations for per-share calculation(a)	2,800	2,816	(1,515)	(1,514)
Net earnings attributable to GE common shareowners for per-share calculation(a)	$3,461	$3,476	$(574)	$(573)

Shares of GE common stock outstanding	8,716	8,716	8,686	8,686
Employee compensation-related shares (including stock options)	13	—	9	—
Total average equivalent shares	8,730	8,716	8,694	8,686

Earnings from continuing operations	$0.07	$0.08	$0.11	$0.11
Loss from discontinued operations	0.32	0.32	(0.17)	(0.17)
Net earnings	0.40	0.40	(0.07)	(0.07)
(a) Included in 2019 is a dilutive adjustment for the change in income for forward purchase contracts that may be settled in stock.

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities, and, therefore, are included in the computation of earnings per share pursuant to the two-class method. For the three months ended June 30, 2019, as a result of excess dividends in respect to the current period earnings, losses were not allocated to the participating securities, and for the six months ended June 30, 2019, application of this treatment had an insignificant effect. For the three and six months ended June 30, 2018, as a result of excess dividends in respect to the current period earnings, losses were not allocated to the participating securities.

For the three months ended June 30, 2019 and 2018, approximately 485 million and 411 million of outstanding stock awards were not included in the computation of diluted earnings per share because their effect was antidilutive. For the six months ended June 30, 2019 and 2018, approximately 468 million and 407 million of outstanding stock awards were not included in the computation of diluted earnings per share because their effect was antidilutive.

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

	June 30, 2019		December 31, 2018
(In millions)	Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value

Assets
Loans and other receivables	$8,292	$8,358	$8,812	$8,830
Liabilities
Borrowings (Note 11)	105,778	110,233	109,930	106,221
Investment contracts (Note 12)	2,298	2,656	2,388	2,630

Unlike the carrying amount, estimated fair value of borrowings included $1,140 million and $1,361 million of accrued interest at
June 30, 2019 and December 31, 2018, respectively, and excluded the impact of derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at June 30, 2019 and December 31, 2018 would be reduced by $1,685 million and $1,300 million, respectively.

DERIVATIVES AND HEDGING. Our policy requires that derivatives are used solely for managing risks and not for speculative purposes. Total gross notional was $100,903 million ($60,331 million in GE Capital and $40,573 million in GE) and $123,535 million ($79,082 million in GE Capital and $44,453 million in GE) at June 30, 2019 and December 31, 2018, respectively. GE Capital notional relates primarily to managing interest rate and currency risk between financial assets and liabilities, and GE notional relates primarily to managing currency risk.

2019 2Q FORM 10-Q 63

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE OF DERIVATIVES	June 30, 2019			December 31, 2018
(In millions)	Gross Notional	All other assets	All other liabilities	Gross Notional	All other assets	All other liabilities

Interest rate contracts	$21,518	$1,654	$3	$22,904	$1,335	$23
Currency exchange contracts	6,313	97	104	7,970	175	121
Derivatives accounted for as hedges	$27,831	$1,751	$106	$30,873	$1,511	$145

Interest rate contracts	$4,934	$46	$12	$6,198	$28	$2
Currency exchange contracts	65,872	555	1,093	83,841	727	1,546
Other contracts	2,267	57	78	2,622	13	209
Derivatives not accounted for as hedges	$73,072	$658	$1,183	$92,662	$769	$1,757

Gross derivatives	$100,903	$2,409	$1,290	$123,535	$2,279	$1,902

Netting and credit adjustments		$(683)	$(684)		$(959)	$(967)
Cash collateral adjustments		(1,230)	(278)		(1,042)	(267)
Net derivatives recognized in statement of financial position		$495	$327		$279	$669

Net accrued interest		$185	$3		$205	$1
Securities held as collateral		(460)	—		(235)	—
Net amount		$220	$330		$248	$670

Fair value of derivatives in our consolidated Statement of Financial Position excluded accrued interest. Cash collateral adjustments excluded excess collateral received and posted of $5 million and $21 million at June 30, 2019, respectively, and $3 million and $439 million at December 31, 2018, respectively. Securities held as collateral excluded excess collateral received of $22 million and zero at June 30, 2019 and December 31, 2018, respectively.

FAIR VALUE HEDGES. We use derivatives to hedge the effects of interest rate and currency exchange rate changes on our borrowings. At June 30, 2019, the cumulative amount of hedging adjustments of $4,221 million (including $2,568 million on discontinued hedging relationships) was included in the carrying amount of the hedged liability of $58,344 million. The cumulative amount of hedging adjustments was primarily recorded in long-term borrowings.

CASH FLOW HEDGES. Changes in the fair value of cash flow hedges are recorded in Accumulated Other Comprehensive Income (AOCI) and recorded in earnings in the period in which the hedged transaction occurs. The gain (loss) recognized in AOCI was $(49) million and $(162) million for the three months ended June 30, 2019 and 2018, respectively, and $(2) million and $(20) million for the six months ended June 30, 2019 and 2018, respectively. The gain (loss) reclassified from AOCI to earnings was $(29) million and $(72) million for the three months ended June 30, 2019 and 2018, respectively, and $(29) million and $(7) million for the six months ended June 30, 2019 and 2018, respectively. These amounts were primarily related to currency exchange and interest rate contracts.

The total amount in AOCI related to cash flow hedges of forecasted transactions was a $49 million gain at June 30, 2019. We expect to reclassify $74 million of loss to earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. For the three months and six months ended June 30, 2019 and 2018, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At June 30, 2019 and 2018, the maximum term of derivative instruments that hedge forecasted transactions was 13 years and 14 years, respectively.

NET INVESTMENT HEDGES. For these hedges, the portion of the fair value changes of the derivatives or debt instruments that relates to changes in spot currency exchange rates is recorded in a separate component of AOCI. The portion of the fair value changes of the derivatives related to differences between spot and forward rates is recorded in earnings each period. The amounts recorded in AOCI affect earnings if the hedged investment is sold, substantially liquidated, or control is lost.

The total gain (loss) recognized in AOCI on hedging instruments for the three months ended June 30, 2019 and 2018 was $86 million and $810 million, respectively, comprising $2 million and $92 million on currency exchange contracts and $85 million and $718 million on foreign currency debt, respectively. The total gain (loss) recognized in AOCI on hedging instruments for the six months ended June 30, 2019 and 2018 was $18 million and $205 million, respectively, comprising $(25) million and $83 million on currency exchange contracts and $44 million and $123 million on foreign currency debt. The total gain (loss) excluded from assessment and recognized in earnings was $8 million and $6 million for the three months ended June 30, 2019 and 2018, respectively. The total gain (loss) excluded from assessment and recognized in earnings was $16 million and $8 million for the six months ended June 30, 2019 and 2018.

The carrying value of foreign currency debt designated as net investment hedges was $12,421 million and $9,815 million at
June 30, 2019 and 2018, respectively. The total reclassified from AOCI into earnings was insignificant for the three and six months ended June 30, 2019 and 2018, respectively.

64 2019 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EFFECTS OF DERIVATIVES ON EARNINGS. All derivatives are marked to fair value on our balance sheet, whether they are designated in a hedging relationship for accounting purposes or are used as economic hedges. For derivatives not designated as hedging instruments, substantially all of the gain or loss recognized in earnings is offset by either the current period change in value of underlying exposures which is recorded in earnings in the current period or a future period when the recording of the exposures occur.
The table below presents the effect of our derivative financial instruments in the consolidated Statement of Earnings:

	Three months ended June 30, 2019					Three months ended June 30, 2018
(In millions)	Revenues	Cost of sales	Interest Expense	SG&A	Other Income	Revenues	Cost of sales	Interest Expense	SG&A	Other Income

Total amounts presented in the consolidated Statement of Earnings	$28,831	$21,817	$991	$4,184	$(8)	$29,162	$21,749	$1,291	$4,346	$886

Total effect of cash flow hedges	$(15)	$(5)	$(9)	$—	$—	$(72)	$9	$(10)	$—	$—

Hedged items			$(659)					$195
Derivatives designated as hedging instruments			646					(225)
Total effect of fair value hedges			$(14)					$(30)

Interest rate contracts	$(16)	$—	$—	$—	$—	$(20)	$—	$—	$—	$—
Currency exchange contracts	(370)	(52)	(76)	1	(33)	(1,159)	(249)	69	130	(52)
Other	—	—	27	—	(11)	4	—	25	—	11
Total effect of derivatives not designated as hedges	$(385)	$(52)	$(49)	$1	$(43)	$(1,175)	$(249)	$94	$130	$(40)

	Six months ended June 30, 2019					Six months ended June 30, 2018
(In millions)	Revenues	Cost of sales	Interest Expense	SG&A	Other Income	Revenues	Cost of sales	Interest Expense	SG&A	Other Income

Total amounts presented in the consolidated Statement of Earnings	$56,117	$42,170	$2,123	$8,330	$870	$56,950	$42,659	$2,573	$8,434	$1,091

Total effect of cash flow hedges	$5	$(14)	$(19)	$(1)	$—	$(4)	$16	$(20)	$—	$—

Hedged items			$(1,186)					$866
Derivatives designated as hedging instruments			1,161					(922)
Total effect of fair value hedges			$(25)					$(56)

Interest rate contracts	$(36)	$—	$—	$—	$—	$(34)	$—	$—	$—	$—
Currency exchange contracts	83	(44)	(139)	(44)	(29)	(506)	(243)	—	—	(1)
Other	—	—	123	—	3	(1)	—	(10)	—	21
Total effect of derivatives not designated as hedges	$48	$(44)	$(16)	$(44)	$(27)	$(542)	$(243)	$(10)	$—	$19

COUNTERPARTY CREDIT RISK
Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions. We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our agreements) on an individual counterparty basis. Where we have agreed to netting of derivative exposures with a counterparty, we net our exposures with that counterparty and apply the value of collateral posted to us to determine the exposure. We actively monitor these net exposures against defined limits and take appropriate actions in response, including requiring additional collateral. Our exposures to counterparties (including accrued interest), net of collateral we held, was $123 million and $148 million at June 30, 2019 and December 31, 2018, respectively. Counterparties' exposures to our derivative liability (including accrued interest), net of collateral posted by us, was $307 million and $644 million at June 30, 2019 and December 31, 2018, respectively.

2019 2Q FORM 10-Q 65

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. VARIABLE INTEREST ENTITIES
In addition to the three VIEs detailed in Note 4, we have other consolidated VIEs with assets of $2,130 million and $2,551 million, and liabilities of $1,489 million and $1,636 million at June 30 2019 and December 31, 2018, respectively. These entities were created to help our customers facilitate or finance the purchase of GE goods and services. These entities have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities. Substantially all the assets of our consolidated VIEs at June 30, 2019 can only be used to settle the liabilities of those VIEs.

Our investments in unconsolidated VIEs were $2,357 million and $2,346 million at June 30, 2019 and December 31, 2018, respectively. These investments are primarily owned by GE Capital businesses, $1,334 million and $1,670 million of which were owned by EFS and $502 million and zero of which were owned by Insurance at June 30, 2019 and December 31, 2018, respectively. Obligations to make additional investments in these entities are not significant.

NOTE 19. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. The GECAS business within the Capital segment has placed multiple-year orders for various Boeing, Airbus and other aircraft manufacturers with list prices approximating $32,550 million (including 377 new aircraft with delivery dates of 15% in 2019, 20% in 2020 and 65% in 2021 through 2024) and secondary orders with airlines for used aircraft approximating $2,159 million (including 57 used aircraft with delivery dates of 47% in 2019, 37% in 2020 and 16% in 2021 through 2022) at June 30, 2019. When we purchase aircraft, it is at a contractual price, which is usually less than the aircraft manufacturer’s list price and excludes any pre-delivery payments made in advance. As of June 30, 2019, we have made $3,153 million of pre-delivery payments to aircraft manufacturers.

GE Capital had total investment commitments of $3,037 million at June 30, 2019, that primarily comprise investment commitments related to our run-off insurance operations and project financing investments in thermal and wind energy projects.

As of June 30, 2019, in our Aviation segment, we have committed to provide financing assistance of $2,365 million for future customer acquisitions of aircraft equipped with our engines.

GUARANTEES. Our guarantees are provided in the ordinary course of business. We underwrite these guarantees considering economic, liquidity and credit risk of the counterparty. We believe that the likelihood is remote that any such arrangements could have a significant adverse effect on our financial position, results of operations or liquidity. We record liabilities for guarantees at estimated fair value, generally the amount of the premium received, or if we do not receive a premium, the amount based on appraisal, observed market values or discounted cash flows. Any associated expected recoveries from third parties are recorded as other receivables, and are not netted against the liabilities. At June 30, 2019, we were committed under the following guarantee arrangements beyond those provided on behalf of VIEs. See Note 18 for further information.

Credit Support. At June 30, 2019, we have provided $1,627 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable these customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should our customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed, or possibly by certain other assets of the customer or associated company for the term of the related financing arrangements or transactions. The liability for such credit support was $53 million at June 30, 2019.

Indemnification Agreements – Continuing Operations. At June 30, 2019, we have $1,610 million of other indemnification commitments, including representations and warranties in sales of businesses or assets, for which we recorded a liability of $139 million.

Indemnification Agreements – Discontinued Operations. At June 30, 2019, we provided specific indemnities to buyers of GE Capital’s businesses and assets that, in the aggregate, represent a maximum potential claim of $1,136 million with related reserves of $149 million. In addition, in connection with the 2015 public offering and sale of Synchrony Financial, GE Capital indemnified Synchrony Financial and its directors, officers, and employees against the liabilities of GECC's businesses other than historical liabilities of the businesses that are part of Synchrony Financial's ongoing operations.

PRODUCT WARRANTIES. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows.

	Six months ended June 30
(In millions)	2019	2018

Balance at January 1	$2,428	$2,268
Current-year provisions	328	349
Expenditures	(332)	(417)
Other changes	38	144
Balance as of June 30	$2,462	$2,344

66 2019 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LEGAL MATTERS. In the normal course of our business, we are involved from time to time in various arbitrations, class actions, commercial litigation, investigations and other legal, regulatory or governmental actions, including the significant matters described below. In many proceedings, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties and other factors that may have a material effect on the outcome. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated.

WMC. During the fourth quarter of 2007, we completed the sale of WMC, our U.S. mortgage business. WMC substantially discontinued all new loan originations by the second quarter of 2007, and was never a loan servicer. In connection with the sale, WMC retained certain representation and warranty obligations related to loans sold to third parties prior to the disposal of the business and contractual obligations to repurchase previously sold loans that had an early payment default. All claims received by WMC for early payment default have either been resolved or are no longer being pursued. The remaining active claims have been brought by securitization trustees or administrators seeking recovery from WMC for alleged breaches of representations and warranties on mortgage loans that serve as collateral for residential mortgage-backed securities (RMBS). These claims will be resolved as part of the Chapter 11 bankruptcy case described below.

In January 2019, we announced an agreement in principle with the United States to settle the investigation by the U.S. Department of Justice (DOJ) regarding potential violations of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) by WMC and GE Capital, and in April 2019, the parties entered into a definitive settlement agreement. Under the agreement, which concludes this investigation, GE, without admitting liability or wrongdoing, paid the United States a civil penalty of $1,500 million.

In April 2019, WMC commenced a case under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. WMC intends to file a Chapter 11 plan seeking an efficient and orderly resolution of all claims, demands, rights, and/or liabilities to be asserted by or against WMC as the debtor. GE Capital is providing up to $25 million of debtor-in-possession financing to fund administrative expenses associated with the Chapter 11 proceeding.

Beginning in the second quarter of 2019, as a result of WMC commencing the Chapter 11 case, we will no longer consolidate WMC’s financial results or position on the books and records of GE Capital. We recognized $67 million of pre-tax charges during the second quarter of 2019, reflecting an updated settlement estimate in the context of bankruptcy for litigation that was pending when the Chapter 11 case commenced, as well as additional claims that have been brought in bankruptcy. In total, we have recognized $211 million of liabilities as of June 30, 2019, associated with amounts we anticipate paying in connection with an efficient and orderly resolution of claims in the Chapter 11 case.

Alstom legacy matters. On November 2, 2015, we acquired the Thermal, Renewables and Grid businesses from Alstom. Prior to the acquisition, the seller was the subject of two significant cases involving anti-competitive activities and improper payments: (1) in January 2007, Alstom was fined €65 million by the European Commission for participating in a gas insulated switchgear cartel that operated from 1988 to 2004 (that fine was later reduced to €59 million), and (2) in December 2014, Alstom pled guilty in the United States to multiple violations of the Foreign Corrupt Practices Act and paid a criminal penalty of $772 million. As part of GE’s accounting for the acquisition, we established a reserve amounting to $858 million for legal and compliance matters related to the legacy business practices that were the subject of these and related cases in various jurisdictions. At June 30, 2019, this reserve balance was $872 million. The increase is primarily driven by foreign currency movements.

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

2019 2Q FORM 10-Q 67

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS. Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. We are involved in numerous remediation actions to clean up hazardous wastes as required by federal and state laws, as well as litigation involving asbestos and other environmental, health and safety-related claims. Liabilities for remediation costs exclude possible insurance recoveries and, when dates and amounts of such costs are not known, are not discounted. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low end of such range. It is reasonably possible that our exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology and information related to individual matters, such amounts are not reasonably estimable. For further information, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

GE	Six months ended June 30
(In millions)	2019	2018

Increase (decrease) in employee benefit liabilities	$(861)	$(506)
Other gains on investing activities	(45)	(449)
Restructuring and other charges(a)	721	1,198
Restructuring and other cash expenditures	(775)	(807)
Increase (decrease) in equipment project accruals	(218)	(831)
Other(b)	(186)	(289)
All other operating activities	$(1,364)	$(1,684)
Derivative settlements (net)	$30	$(489)
Investments in intangible assets (net)	(13)	(533)
Other investments (net)(c)	1,866	10
Other(d)	(326)	130
All other investing activities	$1,557	$(882)
Acquisition of noncontrolling interests	$(28)	$(627)
Dividends paid to noncontrolling interests	(232)	(159)
Other	(27)	54
All other financing activities	$(287)	$(732)

(a)	Excludes non-cash adjustments reflected as "Depreciation and amortization of property, plant and equipment" or "Amortization of intangible assets" in our consolidated Statement of Cash Flows.

(b)
Included other adjustments to net income, such as write-downs of assets and the impacts of acquisition accounting and changes in other assets and other liabilities classified as operating activities, such as the timing of payments of customer allowances.

(c)	Primarily included proceeds from the secondary offering of Wabtec common stock shares of $1,799 million in the second quarter of 2019.

(d)	Other primarily included net activity related to settlements between our continuing operations and businesses in discontinued operations (primarily our Transportation segment) in 2019.

68 2019 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. INTERCOMPANY TRANSACTIONS
Transactions between related companies are made on arm's length terms and are reported in the GE and GE Capital columns of our financial statements, which we believe provide useful supplemental information to our consolidated financial statements. These transactions are eliminated in consolidation and may include, but are not limited to, the following: GE Capital working capital services to GE, including current receivables and supply chain finance programs; GE Capital finance transactions, including related GE guarantees to GE Capital; GE Capital financing of GE long-term receivables; and aircraft engines, power equipment and renewable energy equipment manufactured by GE that are installed on GE Capital investments, including leased equipment.

In addition to the above transactions that primarily enable growth for the GE businesses, there are routine related party transactions, which include, but are not limited to, the following: expenses related to parent-subsidiary pension plans; buildings and equipment leased between GE and GE Capital, including sale-leaseback transactions; information technology (IT) and other services sold to GE Capital by GE; settlements of tax liabilities; and various investments, loans and allocations of GE corporate overhead costs.

Presented below is a walk of intercompany eliminations from the combined GE and GE Capital totals to the consolidated cash flows.

	Six months ended June 30
(In millions)	2019	2018

Combined	$437	$(1,003)
GE current receivables sold to GE Capital	557	491
GE long-term receivables sold to GE Capital	269	738
Supply chain finance programs	489	145
Other reclassifications and eliminations	18	(752)
Total cash from (used for) operating activities - continuing operations	$1,770	$(382)
Combined	$2,890	$5,752
GE current receivables sold to GE Capital	(1,294)	(1,469)
GE long-term receivables sold to GE Capital	(269)	(738)
GE Capital long-term loans to GE	—	920
Supply chain finance programs	(489)	(145)
Capital contribution from GE to GE Capital	1,500	—
Other reclassifications and eliminations	(692)	946
Total cash from (used for) investing activities - continuing operations	$1,646	$5,266
Combined	$(6,206)	$(20,775)
GE current receivables sold to GE Capital	737	978
GE Capital long-term loans to GE	—	(920)
Capital contribution from GE to GE Capital	(1,500)	—
Other reclassifications and eliminations	674	(193)
Total cash from (used for) financing activities - continuing operations	$(6,294)	$(20,911)

GE current receivables sold to GE Capital excludes $220 million and $2,691 million related to cash payments received on the Receivable facility deferred purchase price in the six months ended June 30, 2019 and 2018 respectively, which are reflected as "Cash from investing activities" in the GE Capital and the GE columns of our consolidated Statement of Cash Flows. Sales of current and long-term receivables from GE to GE Capital are classified as "Cash from operating activities" in the GE column of our Statement of Cash Flows. See Note 4 for further information.

2019 2Q FORM 10-Q 69

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. GUARANTOR FINANCIAL INFORMATION
GE Capital International Funding Company Unlimited Company (the Issuer) previously issued senior unsecured registered notes that are fully and unconditionally, jointly and severally guaranteed by both the Company and GE Capital International Holdings Limited (each a Guarantor, and together, the Guarantors). The Company is required to provide certain financial information regarding the Issuer and the Guarantors of the registered securities, specifically Condensed Consolidating Statements of Earnings and Comprehensive Income, Condensed Consolidating Statements of Financial Position and Condensed Consolidating Statements of Cash Flows for:

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

•	Consolidated – prepared on a consolidated basis.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Sales of goods and services	$8,245	$—	$—	$25,141	$(6,598)	$26,788
GE Capital revenues from services	—	245	11	2,052	(265)	2,043
Total revenues	8,245	245	11	27,193	(6,863)	28,831

Interest and other financial charges	541	241	332	110	(234)	991
Other costs and expenses	4,663	—	38	5,931	17,473	28,106
Total costs and expenses	5,205	241	371	6,042	17,239	29,097
Other income (loss)	3,529	—	—	(8,832)	5,295	(8)
Equity in earnings (loss) of affiliates	(6,727)	—	469	16,162	(9,904)	—
Earnings (loss) from continuing operations before income taxes	(159)	4	110	28,481	(28,711)	(274)
Benefit (provision) for income taxes	48	(1)	—	366	(266)	148
Earnings (loss) from continuing operations	(110)	4	110	28,847	(28,977)	(126)
Earnings (loss) from discontinued operations, net of taxes	238	—	2	—	(9)	231
Net earnings (loss)	127	4	112	28,847	(28,986)	104
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	4	(28)	(23)
Net earnings (loss) attributable to the Company	127	4	112	28,843	(28,959)	127
Other comprehensive income (loss)	633	—	(22)	—	22	633
Comprehensive income (loss) attributable to the Company	$760	$4	$89	$28,843	$(28,936)	$760

70 2019 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

(in millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Sales of goods and services	$7,947	$—	$—	$41,000	$(21,796)	$27,151
GE Capital revenues from services	—	233	326	2,593	(1,141)	2,011
Total revenues	7,947	233	326	43,593	(22,937)	29,162

Interest and other financial charges	74	230	617	872	(502)	1,291
Other costs and expenses	13,486	—	—	38,881	(24,845)	27,520
Total costs and expenses	13,560	230	617	39,753	(25,347)	28,812
Other income (loss)	1,621	—	—	2,970	(3,705)	886
Equity in earnings (loss) of affiliates	4,442	—	(127)	12,249	(16,563)	—
Earnings (loss) from continuing operations before income taxes	450	3	(418)	19,059	(17,858)	1,236
Benefit (provision) for income taxes	471	—	—	(1,162)	188	(504)
Earnings (loss) from continuing operations	921	3	(418)	17,897	(17,670)	732
Earnings (loss) from discontinued operations, net of taxes	(121)	—	(63)	—	121	(63)
Net earnings (loss)	800	3	(482)	17,897	(17,550)	669
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(116)	(16)	(132)
Net earnings (loss) attributable to the Company	800	3	(482)	18,013	(17,534)	800
Other comprehensive income (loss)	(571)	—	(94)	(2,509)	2,603	(571)
Comprehensive income (loss) attributable to the Company	$229	$3	$(575)	$15,503	$(14,931)	$229

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

(in millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Sales of goods and services	$12,825	$—	$—	$63,597	$(24,292)	$52,130
GE Capital revenues from services	—	479	86	4,631	(1,209)	3,987
Total revenues	12,825	479	86	68,228	(25,501)	56,117

Interest and other financial charges	632	472	712	750	(442)	2,123
Other costs and expenses	13,445	—	39	44,748	(4,369)	53,863
Total costs and expenses	14,077	472	750	45,499	(4,811)	55,986
Other income (loss)	(3,211)	—	—	8,131	(4,049)	870
Equity in earnings (loss) of affiliates	8,198	—	845	27,175	(36,218)	—
Earnings (loss) from continuing operations before income taxes	3,735	7	181	58,036	(60,957)	1,001
Benefit (provision) for income taxes	(287)	(1)	—	(292)	506	(74)
Earnings (loss) from continuing operations	3,448	6	181	57,744	(60,452)	926
Earnings (loss) from discontinued operations, net of taxes	268	—	2	—	2,553	2,823
Net earnings (loss)	3,716	6	182	57,744	(57,899)	3,749
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	4	30	34
Net earnings (loss) attributable to the Company	3,716	6	182	57,740	(57,929)	3,716
Other comprehensive income (loss)	1,562	—	(1,104)	(443)	1,547	1,562
Comprehensive income (loss) attributable to the Company	$5,277	$6	$(922)	$57,297	$(56,382)	$5,277

2019 2Q FORM 10-Q 71

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

(in millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Sales of goods and services	$15,651	$—	$—	$78,980	$(41,478)	$53,153
GE Capital revenues from services	—	441	551	4,151	(1,346)	3,797
Total revenues	15,651	441	551	83,131	(42,824)	56,950

Interest and other financial charges	(8)	436	1,164	1,702	(720)	2,573
Other costs and expenses	23,085	—	—	77,458	(46,588)	53,954
Total costs and expenses	23,077	436	1,163	79,160	(47,308)	56,527
Other income (loss)	1,896	—	—	1,097	(1,902)	1,091
Equity in earnings (loss) of affiliates	7,034	—	493	12,090	(19,617)	—
Earnings (loss) from continuing operations before income taxes	1,503	5	(119)	17,159	(17,035)	1,513
Benefit (provision) for income taxes	(177)	(1)	—	(562)	286	(454)
Earnings (loss) from continuing operations	1,326	4	(119)	16,596	(16,748)	1,060
Earnings (loss) from discontinued operations, net of taxes	(1,673)	—	(81)	1	249	(1,504)
Net earnings (loss)	(347)	4	(200)	16,597	(16,500)	(444)
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(121)	24	(98)
Net earnings (loss) attributable to the Company	(347)	4	(200)	16,719	(16,523)	(347)
Other comprehensive income (loss)	971	—	(55)	(1,631)	1,686	971
Comprehensive income (loss) attributable to the Company	$625	$4	$(254)	$15,087	$(14,837)	$625

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION JUNE 30, 2019 (UNAUDITED)

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash, cash equivalents and restricted cash	$8,639	$—	$—	$23,913	$(585)	$31,968
Receivables - net	46,050	17,601	20	60,972	(94,452)	30,191
Investment in subsidiaries	183,102	—	45,441	710,678	(939,222)	—
All other assets	37,287	110	—	322,236	(109,684)	249,950
Total assets	$275,079	$17,711	$45,462	$1,117,800	$(1,143,943)	$312,109

Short-term borrowings	$143,998	$—	$6,619	$8,186	$(143,183)	$15,620
Long-term and non-recourse borrowings	47,641	16,559	25,402	44,901	(11,226)	90,158
All other liabilities	65,106	101	216	141,194	(56,415)	150,202
Total liabilities	256,745	16,660	32,237	194,281	(243,943)	255,980

Total liabilities and equity	$275,079	$17,711	$45,462	$1,117,800	$(1,143,943)	$312,109

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION DECEMBER 31, 2018
(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash, cash equivalents and restricted cash	$9,561	$—	$—	$25,975	$(689)	$34,847
Receivables - net	28,426	17,467	2,792	69,268	(84,095)	33,857
Investment in subsidiaries	215,434	—	45,832	733,535	(994,801)	—
All other assets	29,612	12	—	359,066	(147,810)	240,880
Total assets	$283,033	$17,479	$48,623	$1,187,844	$(1,227,394)	$309,585

Short-term borrowings	$150,426	$—	$9,854	$9,649	$(157,108)	$12,821
Long-term and non-recourse borrowings	59,800	16,115	24,341	41,066	(44,213)	97,109
All other liabilities	41,826	336	245	153,166	(47,399)	148,174
Total liabilities	252,052	16,452	34,439	203,881	(248,720)	258,104

Total liabilities and equity	$283,033	$17,479	$48,623	$1,187,844	$(1,227,394)	$309,585

72 2019 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)
(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash from (used for) operating activities(a)	$(3,564)	$341	$(1,272)	$(558)	$5,073	$20

Cash from (used for) investing activities	$20,887	$(341)	$820	$105,020	$(123,057)	$3,329

Cash from (used for) financing activities	$(18,245)	$—	$452	$(106,630)	$118,087	$(6,336)

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	1	—	1
Increase (decrease) in cash, cash equivalents and restricted cash	(922)	—	—	(2,168)	104	(2,986)
Cash, cash equivalents and restricted cash at beginning of year	9,561	—	—	26,676	(689)	35,548
Cash, cash equivalents and restricted cash at June 30	8,639	—	—	24,508	(585)	32,562
Less cash, cash equivalents and restricted cash of discontinued operations at June 30	—	—	—	594	—	594
Cash, cash equivalents and restricted cash of continuing operations at June 30	$8,639	$—	$—	$23,913	$(585)	$31,968

(a)	Parent Company Guarantor cash flows included cash from (used for) operating activities of discontinued operations of $(2,048) million.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)
(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash from (used for) operating activities(a)	$10,952	$(123)	$(117)	$9,711	$(21,098)	$(675)

Cash from (used for) investing activities	$12,523	$193	$(882)	$(21,946)	$15,549	$5,437

Cash from (used for) financing activities	$(25,094)	$(70)	$999	$(2,406)	$5,658	$(20,913)

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(285)	—	(285)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,620)	—	—	(14,926)	110	(16,436)
Cash, cash equivalents and restricted cash at beginning of year	3,472	—	3	41,993	(743)	44,724
Cash, cash equivalents and restricted cash at June 30	1,852	—	3	27,067	(634)	28,288
Less cash, cash equivalents and restricted cash of discontinued operations at June 30	—	—	—	744	—	744
Cash, cash equivalents and restricted cash of continuing operations at June 30	$1,852	$—	$3	$26,323	$(634)	$27,545

(a)	Parent Company Guarantor cash flows included cash from (used for) operating activities of discontinued operations of $(2,441) million.

2019 2Q FORM 10-Q 73

FORWARD LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS
Our public communications and SEC filings may contain statements related to future, not past, events. These forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "estimate," "forecast," "target," "preliminary," or "range." Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about our expected financial performance, including cash flows, revenues, organic growth, margins, earnings and earnings per share; macroeconomic and market conditions; planned and potential business or asset dispositions; our de-leveraging plans, including leverage ratios and targets, the timing and nature of actions to reduce indebtedness and our credit ratings and outlooks; GE's and GE Capital's funding and liquidity; our businesses’ cost structures and plans to reduce costs; restructuring, goodwill impairment or other financial charges; or tax rates.

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

•	our de-leveraging and capital allocation plans, including with respect to actions to reduce our indebtedness, the timing and amount of GE dividends, organic investments, and other priorities;

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

•
GE Capital's capital and liquidity needs, including in connection with GE Capital’s run-off insurance operations, the amount and timing of required capital contributions and strategic actions that we may pursue; the impact of conditions in the financial and credit markets on GE Capital's ability to sell financial assets; the availability and cost of funding; and GE Capital's exposure to particular counterparties and markets;

•	the results of our annual GAAP premium deficiency testing for GE Capital's run-off insurance operations, which we expect to be completed in the third quarter of 2019;

•
changes in macroeconomic and market conditions, particularly interest rates, as well as the value of stocks and other financial assets (including our equity ownership positions in BHGE and Wabtec), oil and other commodity prices and exchange rates;

•
market developments or customer actions that may affect levels of demand and the financial performance of the major industries and customers we serve, such as secular and cyclical pressures in our Power business, pricing and other pressures in the renewable energy market, conditions in China and other key markets, early aircraft retirements, and other shifts in the competitive landscape for our products and services;

•
operational execution by our businesses, including our ability to improve the operations and execution of our Power business, execution by our Renewable Energy business, and the continued strength of our Aviation business;

•
changes in law, regulation or policy that may affect our businesses, such as trade policy and tariffs, regulation related to climate change and the effects of U.S. tax reform and other tax law changes;

•	our decisions about investments in new products, services and platforms, and our ability to launch new products in a cost-effective manner;

•	our ability to increase margins through implementation of operational changes, restructuring and other cost reduction measures;

•	the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of Alstom, SEC and other investigative and legal proceedings;

•	the impact of actual or potential failures or our products or our customers' products, such as the fleet grounding of the Boeing 737 MAX, and related reputational effects;

•	the impact of potential information technology, cybersecurity or data security breaches;

•	the other factors that are described in "Forward-Looking Statements" in BHGE’s most recent earnings release or SEC filings; and

•	the other factors that are described in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated in our Quarterly Reports on Form 10-Q.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.

74 2019 2Q FORM 10-Q

OTHER ITEMS

GLOSSARY
FINANCIAL TERMS

•	Continuing earnings – refers to the caption “earnings from continuing operations attributable to GE common shareowners”

•	Continuing earnings per share (EPS) – refers to the diluted per-share amount of “earnings from continuing operations attributable to GE common shareowners.”

•	GE Cash Flows from Operating Activities (GE CFOA) – unless otherwise indicated, GE CFOA is from continuing operations.

•	Net earnings (loss) – refers to the caption “net earnings (loss) attributable to GE common shareowners”

•	Net earnings (loss) per share (EPS) – refers to the diluted per-share amount of “net earnings attributable to GE common shareowners.”

•
Segment profit – refers to the profit of the industrial segments and the net earnings of the financial services segment, both of which include other income. See the Segment Operations section within the MD&A for a description of the basis for segment profits.

OPERATIONAL TERMS

•	Organic – excludes the effects of acquisitions, dispositions and foreign currency.

•
Product services agreements – contractual commitments, with multiple-year terms, to provide specified services for products in our Power, Renewable Energy, Aviation and Oil & Gas installed base – for example, monitoring, maintenance, service and spare parts for a gas turbine/generator set installed in a customer’s power plant. See "Revenues from the Sale of Services" section within Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

•
Services – for purposes of the financial statement presentation of sales and costs of sales in our consolidated Statement of Earnings (Loss), “sales of goods” per SEC regulations includes all sales of tangible products, and "sales of services" includes all other sales, including other services activities. In our MD&A section of this report, we refer to sales under product services agreements and sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs) as "sales of services,” which is an important part of our operations.

EXHIBITS

Exhibit 3(i)
The Restated Certificate of Incorporation of General Electric Company as of January 16, 2014, as amended by the Certificate of Amendment, dated December 2, 2015, as further amended by the Certificate of Amendment, dated January 19, 2016, as further amended by the Certificate of Change, dated September 1, 2016, and as further amended by the Certificate of Amendment, dated May 13, 2019.

Exhibit 3(ii)	The By-Laws of General Electric Company, as amended and restated on May 13, 2019.

Exhibit 11	Computation of Per Share Earnings.*

Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.

Exhibit 101
The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three and six months ended June 30, 2019 and 2018, (ii) Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018, (iii) Statement of Changes in Shareowners' Equity for the three and six months ended June 30, 2019 and 2018, (iv) Statement of Financial Position at June 30, 2019 and December 31, 2018, (v) Statement of Cash Flows for the six months ended June 30, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

* Data required by Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share, is provided in Note 16 to the Consolidated Financial Statements in this Report.

2019 2Q FORM 10-Q 75

OTHER ITEMS

FORM 10-Q CROSS REFERENCE INDEX

Item Number		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	37-73

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Not applicable(a)

Item 4.	Controls and Procedures	34

Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	35-36

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	Not applicable

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	Not applicable

Item 6.	Exhibits	75

Signatures		77

(a)
There have been no significant changes to our market risk since December 31, 2018. For a discussion of our exposure to market risk, refer to our Annual Report on Form 10-K for the year ended December 31, 2018.

76 2019 2Q FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 31, 2019	/s/ Thomas S. Timko
Date	Thomas S. Timko Vice President, Chief Accounting Officer and Controller Principal Accounting Officer

2019 2Q FORM 10-Q 77