Form 10-Q
period 2019-09-30
GENERAL ELECTRIC CO
filed 2019-10-30
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number 001-00035
GENERAL ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)

New York			14-0689340
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

41 Farnsworth Street,	Boston	MA	02210
(Address of principal executive offices)			(Zip Code)
(Registrant’s telephone number, including area code) (617) 443-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.06 per share	GE	New York Stock Exchange
Floating Rate Notes due 2020	GE 20E	New York Stock Exchange
0.375% Notes due 2022	GE 22A	New York Stock Exchange
1.250% Notes due 2023	GE 23E	New York Stock Exchange
0.875% Notes due 2025	GE 25	New York Stock Exchange
1.875% Notes due 2027	GE 27E	New York Stock Exchange
1.500% Notes due 2029	GE 29	New York Stock Exchange
7 1/2% Guaranteed Subordinated Notes due 2035	GE /35	New York Stock Exchange
2.125% Notes due 2037	GE 37	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 8,733,549,000 shares of common stock with a par value of $0.06 per share outstanding at September 30, 2019.

MD&A

ABOUT GENERAL ELECTRIC
General Electric Company is a high-tech industrial company that operates worldwide through its four industrial segments, Power, Renewable Energy, Aviation and Healthcare, and its financial services segment, Capital. The Power segment offers technologies, solutions, and services related to energy production, including gas and steam turbines, generators, and power generation services. The Renewable Energy segment provides wind turbine platforms, hardware and software, offshore wind turbines, solutions, products and services to hydropower industry, blades for onshore and offshore wind turbines, and high voltage equipment. The Aviation segment provides jet engines and turboprops for commercial airframes, maintenance, component repair, and overhaul services, as well as replacement parts, additive machines and materials, and engineering services. The Healthcare segment provides healthcare technologies in medical imaging, digital solutions, patient monitoring, and diagnostics, drug discovery, biopharmaceutical manufacturing technologies and performance enhancement solutions. The Capital segment leases and finances aircraft, aircraft engines and helicopters, provides financial and underwriting solutions, and manages our run-off insurance operations.

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

We believe investors will gain a better understanding of our company if they understand how we measure and talk about our results. Because of the diversity in our businesses, we present our financial statements in a three-column format, which allows investors to see our GE Industrial operations separately from our Financial Services operations. We believe that this provides useful information to investors. When used in this report, unless otherwise indicated by the context, we use these terms to mean the following:

•	General Electric or the Company – the parent company, General Electric Company.

•
GE consolidated – the adding together of GE and GE Capital, giving effect to the elimination of transactions between the two. We present the results of GE consolidated in the left-side column of our consolidated Statements of Earnings (Loss), Financial Position and Cash Flows.

•
GE – the adding together of all affiliates except GE Capital, whose continuing operations are presented on a one-line basis, giving effect to the elimination of transactions among such affiliates. As GE presents the continuing operations of GE Capital on a one-line basis, any intercompany profits resulting from transactions between GE and GE Capital are eliminated at the GE level. We present the results of GE in the center column of our consolidated Statements of Earnings (Loss), Financial Position and Cash Flows. An example of a GE metric is GE Cash Flows from Operations (GE CFOA).

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

•
Industrial segment – the sum of our four industrial reportable segments, without giving effect to the elimination of transactions among such segments or between these segments and our financial services segment. This provides investors with a view as to the results of our industrial segments, without inter-segment eliminations and corporate items.

•	Baker Hughes – represents our Oil & Gas segment through the date of deconsolidation and our remaining interest in Baker Hughes Company.

Refer to the Glossary for a list of key terms used in our MD&A and financial statements. This document contains “forward-looking statements” - that is, statements related to future events that by their nature address matters that are, to different degrees, uncertain.

For details about the uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements, see the Forward-Looking Statements section, as well as our Annual Report on Form 10-K for the year ended December 31, 2018 and our other Quarterly Reports on Form 10-Q.

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

GE’s website at www.ge.com, Investor Relations website at www.ge.com/investor-relations and our corporate blog at www.gereports.com, as well as GE’s Facebook page and Twitter accounts and other social media, including @GE_Reports, contain a significant amount of information about GE, including financial and other information for investors. GE encourages investors to visit these websites from time to time, as information is updated and new information is posted.

2019 3Q FORM 10-Q 3

MD&A	CONSOLIDATED RESULTS

CONSOLIDATED RESULTS
SIGNIFICANT DEVELOPMENTS. In September 2019, pursuant to our announced plan of an orderly separation of Baker Hughes over time, we sold a total of 144.1 million shares in Baker Hughes for $3.0 billion in cash (net of expenses) which reduced our ownership interest from 50.2% to 36.8%. As a result, we have deconsolidated our Baker Hughes segment and reclassified results to discontinued operations for all periods presented. In addition, as disclosed in prior filings, including our 2018 Form 10-K, we expected to record a significant loss upon deconsolidation. In the third quarter of 2019, we recorded a loss of $8.7 billion ($8.2 billion after-tax) in discontinued operations. We elected to prospectively measure our remaining investment in Baker Hughes at fair value and all subsequent changes in fair value will be recognized in earnings from continuing operations. See Notes 2 and 3 to the consolidated financial statements for further information.

In February 2019, we completed the spin-off and subsequent merger of our Transportation segment with Wabtec Corporation, a U.S. rail equipment manufacturer. In the transaction, GE shareholders received shares of Wabtec common stock representing a 24.3% ownership interest in Wabtec common stock. GE received $2.8 billion in cash as well as shares of Wabtec common stock and Wabtec non-voting convertible preferred stock that, together, represented a 24.9% ownership interest in Wabtec. GE is also entitled to additional cash consideration up to $0.5 billion for tax benefits that Wabtec realizes from the transaction. As a result, we reclassified our Transportation segment to discontinued operations in the first quarter of 2019, for all periods presented, and recorded a gain of $3.5 billion ($2.5 billion after-tax) in discontinued operations. In May 2019, we sold 25.3 million shares of Wabtec common stock for proceeds of $1.8 billion. During the third quarter of 2019, we sold our remaining 22.5 million shares of Wabtec common stock for proceeds of $1.6 billion. See Notes 2 and 3 to the consolidated financial statements for further information.

Also in February 2019, we announced an agreement to sell our BioPharma business within our Healthcare segment to Danaher Corporation for total consideration of approximately $21.4 billion subject to certain adjustments. In the first quarter of 2019, we classified BioPharma as a business held for sale. We expect to complete the sale in the first quarter of 2020, subject to regulatory approval, providing us flexibility and optionality with respect to our remaining Healthcare business. See Note 2 to the consolidated financial statements for further information.

In the second quarter of 2019, we recognized a non-cash pre-tax impairment charge of $0.7 billion related to goodwill at our Grid Solutions equipment and services reporting unit within our Renewable Energy segment. In the third quarter of 2019, we recognized a non-cash impairment charge of $0.7 billion related to goodwill at our Hydro reporting unit within our Renewable Energy segment. These charges were recorded within earnings from continuing operations at Corporate. See Note 8 to the consolidated financial statements for further information.

In the third quarter of 2019, we completed a tender offer to purchase $4.8 billion of GE senior unsecured debt. The total cash consideration paid for these purchases was $5.0 billion, resulting in a pre-tax loss of $0.3 billion (including fees and other costs associated with the tender) which was included in Interest and other financial charges within earnings from continuing operations in the GE Statement of Earnings (Loss). See Note 11 to the consolidated financial statements for further information.

We annually perform premium deficiency testing in the aggregate across our run-off insurance portfolio. As previously disclosed in our second quarter 2019 10-Q, we planned to perform this year’s testing in the third quarter of 2019, consistent with our historical practice prior to 2017 when we reconstructed our claim cost curves. As a result of our testing, we identified a premium deficiency resulting in a $1.0 billion pre-tax ($0.8 billion after-tax) charge to earnings. See the “Other Items” section and Note 12 to the consolidated financial statements for further information.

In October 2019, we announced changes to the U.S. GE Pension Plan and the U.S. GE Supplementary Plan whereby the benefits for approximately 20,000 salaried employees will be frozen effective January 1, 2021 and thereafter these employees will receive increased benefits in the company sponsored defined contribution plan in lieu of participation in a defined benefit plan and benefits for approximately 700 employees that became executives before 2011 will be frozen effective January 1, 2021 and thereafter these employees will earn future benefits in an installment retirement defined benefit plan currently offered to new executives since 2011.  Finally, we announced our intent to pre-fund approximately $4 to $5 billion of our estimated 2021 and 2022 minimum ERISA funding requirements in 2020 and offer approximately 100,000 former U.S. employees with a vested pension benefit a limited-time option to take a lump sum distribution in lieu of future monthly payments. As a result of these actions, we expect to recognize a pre-tax increase in non-operating benefit costs of approximately $0.6 billion in the fourth quarter of 2019. See Capital Resources and Liquidity - Financial Policy within MD&A and Note 13 to the consolidated financial statements for further information.

THIRD QUARTER 2019 RESULTS. Consolidated revenues were $23.4 billion remained flat for the quarter. Offsetting a decrease in revenues largely attributable to the sale of our Distributed Power business in November 2018, industrial segment organic revenues* increased $1.4 billion, or 7%, driven by our Aviation, Renewable Energy and Healthcare segments, partially offset by our Power segment.

Continuing earnings per share was $(0.15). Excluding non-operating benefit costs, gains (losses) on business dispositions, restructuring and other charges, goodwill impairments, unrealized gains (losses) on investments debt extinguishment costs and insurance premium deficiency test charge, Adjusted earnings per share* was $0.15.

*Non-GAAP Financial Measure

4 2019 3Q FORM 10-Q

MD&A	CONSOLIDATED RESULTS

For the three months ended September 30, 2019, GE Industrial profit was $(0.5) billion and profit margins were (2.1)%, up $22.6 billion, driven by decreased non-cash goodwill impairment charges of $21.2 billion, decreased restructuring and other costs of $1.2 billion, partially offset by increased net losses from disposed or held for sale businesses of $0.3 billion and increased adjusted Corporate operating costs* of $0.1 billion. Industrial segment profit increased $0.5 billion, or 25%, primarily due to higher results within our Power, Healthcare and Aviation segments, partially offset by the performance of our Renewable Energy segment. Industrial segment organic profit* increased $0.5 billion, or 28%.

GE CFOA from continuing operations was $0.1 billion and $(4.5) billion for the nine months ended September 30, 2019 and 2018, respectively. GE CFOA increased primarily due to no GE Pension Plan contributions in 2019 compared to $6.0 billion in 2018 and lower net disbursements for equipment project costs, partially offset by higher cash used for working capital compared to 2018. GE Industrial Free Cash Flows (FCF)* were $(1.6) billion and $(0.3) billion for the nine months ended September 30, 2019 and 2018, respectively. The increase in cash used was primarily due to higher cash used for working capital compared to 2018, partially offset by lower net disbursements for equipment project costs compared to 2018. See the Capital Resources and Liquidity - Statement of Cash Flows section for further information.

Orders are contractual commitments with customers to provide specified goods or services for an agreed upon price. Backlog is unfilled customer orders for products and product services (expected life of contract sales for product services).

GE INDUSTRIAL BACKLOG (In billions)	September 30, 2019	September 30, 2018

Equipment	$80.0	$77.3
Services	306.0	261.5
Total backlog	$386.0	$338.7

GE INDUSTRIAL ORDERS	Three months ended September 30		Nine months ended September 30
(In billions)	2019	2018	2019	2018

Equipment	$11.3	$12.3	$32.6	$35.0
Services	11.3	11.5	32.8	33.5
Total orders	$22.5	$23.8	$65.4	$68.6
Total organic orders	$22.8	$22.9	$66.4	$64.6
As of September 30, 2019, backlog increased $47.3 billion, or 14%, from the prior year due to an increase in services backlog of $44.5 billion primarily at Aviation and equipment backlog of $2.7 billion primarily at Renewable Energy.
For the three months ended September 30, 2019, orders decreased $1.3 billion, or 5%, on a reported basis and decreased $0.1 billion, or 1%, organically driven by a decrease in equipment orders of $0.4 billion primarily at Aviation and Power, partially offset by Renewable Energy, and an increase in services orders of $0.3 billion, primarily at Aviation, partially offset by Renewable Energy.
For the nine months ended September 30, 2019, orders decreased $3.2 billion, or 5%, on a reported basis and increased $1.8 billion, or 3%, organically driven by an increase in services orders of $2.1 billion primarily at Aviation and Power and a decrease in equipment orders of $0.3 billion primarily at Aviation and Power, partially offset by Renewable Energy.

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

September 30, 2019 (In billions)	Equipment	Services	Total

Backlog	$80.0	$306.0	$386.0
Adjustments	(34.2)	(111.3)	(145.5)
Remaining performance obligation	$45.8	$194.7	$240.5
Adjustments to reported backlog of $(145.5) billion as of September 30, 2019 are largely driven by adjustments of $(133.7) billion in our Aviation segment: (1) backlog includes engine contracts for which we have received purchase orders that are cancelable. We have included these in backlog as our historical experience has shown no net cancellations, as any canceled engines are typically moved by the airframer to other program customers; (2) our services backlog includes contracts that are cancelable without substantive penalty, primarily time and materials contracts; (3) backlog includes engines contracted under long-term service agreements, even if the engines have not yet been put into service. These adjustments to reported backlog are expected to be satisfied beyond one year.

*Non-GAAP Financial Measure

2019 3Q FORM 10-Q 5

MD&A	CONSOLIDATED RESULTS

REVENUES	Three months ended September 30		Nine months ended September 30
(In billions)	2019	2018	2019	2018

Consolidated revenues	$23.4	$23.4	$69.0	$70.5

Equipment	11.0	10.3	30.5	30.6
Services	10.4	10.4	31.7	32.3
Industrial segment revenues	21.4	20.7	62.3	62.9
Corporate items and Industrial eliminations	0.1	0.6	1.0	1.7
GE Industrial revenues	$21.5	$21.3	$63.3	$64.6

Financial services revenues	$2.1	$2.5	$6.6	$7.1
For the three months ended September 30, 2019, consolidated revenues were flat primarily driven by decreased Financial Services revenues of $0.4 billion and decreased Corporate revenues of $0.2 billion largely attributable to the sale of our Current business in November 2018. These decreases were offset by increased industrial segment revenues of $0.7 billion. The overall foreign currency impact on consolidated revenues was a decrease of $0.2 billion.
Industrial segment revenues increased $0.7 billion, or 3%, as increases at Aviation, Renewable Energy, and Healthcare were partially offset by a decrease at Power. This increase included the net effects of dispositions of $0.5 billion, primarily attributable to the sale of Distributed Power in November 2018, and the effects of a stronger U.S. dollar of $0.2 billion. Excluding the effects of acquisitions, dispositions and foreign currency translation, industrial segment organic revenues* increased $1.4 billion, or 7%.
Financial Services revenues decreased $0.4 billion, or 15%, primarily due to lower gains and volume declines, partially offset by lower impairments.

For the nine months ended September 30, 2019, consolidated revenues decreased $1.5 billion, or 2%, primarily driven by decreased industrial segment revenues of $0.6 billion, decreased Corporate revenues of $0.6 billion largely attributable to the sale of our Current business in November 2018, and decreased Financial Services revenues of $0.4 billion. The overall foreign currency impact on consolidated revenues was a decrease of $1.2 billion.
Industrial segment revenues decreased $0.6 billion, or 1%, as a decrease at Power was partially offset by increases at Aviation, Renewable Energy and Healthcare. This decrease was driven by the net effects of dispositions of $3.0 billion, primarily attributable to the sales of Industrial Solutions, Value-Based Care and Distributed Power in June 2018, July 2018 and November 2018, respectively, and the effects of a stronger U.S. dollar of $1.2 billion, partially offset by the net effects of acquisitions of $0.1 billion. Excluding the effects of acquisitions, dispositions and foreign currency translation, industrial segment organic revenues* increased $3.5 billion, or 6%.
Financial Services revenues decreased $0.4 billion, or 6%, primarily due to volume declines and lower gains, partially offset by lower impairments.

EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE	Three months ended September 30		Nine months ended September 30
(In billions; per-share in dollars and diluted)	2019	2018	2019	2018

Continuing earnings	$(1.3)	$(23.0)	$(0.7)	$(21.9)
Continuing earnings per share	$(0.15)	$(2.64)	$(0.08)	$(2.53)
For the three months ended September 30, 2019, consolidated continuing earnings increased $21.6 billion due to decreased goodwill impairment charges of $21.2 billion, increased GE Industrial continuing earnings of $1.2 billion and decreased non-operating benefit costs of $0.2 billion, partially offset by decreased Financial Services earnings of $0.7 billion, increased interest and other financial charges of $0.2 billion and increased provision for GE Industrial income taxes of $0.1 billion.
GE Industrial continuing earnings decreased $1.2 billion. Corporate items and eliminations increased $0.7 billion primarily attributable to decreased restructuring and other costs of $1.2 billion, partially offset by increased net losses from disposed or held for sale businesses of $0.3 billion and increased adjusted Corporate operating costs* of $0.1 billion. Industrial segment profit increased $0.5 billion, or 25%, with higher profit at Power, Healthcare and Aviation, partially offset by lower profit at Renewable Energy. This increase in industrial segment profit includes the net effects of dispositions of $0.1 billion, primarily associated with the sale of Distributed Power in November 2018. Excluding the effects of acquisitions, dispositions and foreign currency translation, industrial segment organic profit* increased $0.5 billion, or 28%.
Financial Services continuing earnings decreased $0.7 billion, primarily due to a $1.0 billion pre-tax charge identified through the completion of our annual insurance premium deficiency review and lower gains, partially offset by lower impairments and lower excess interest costs. Gains were $0.2 billion and $0.4 billion in the third quarters of 2019 and 2018, respectively, which primarily related to sales of GECAS aircraft and engines resulting in gains of $0.1 billion in both 2019 and 2018 as well as the sale of GE Capital's Energy Financial Services (EFS) debt origination business and equity investments resulting in gains of $0.3 billion in 2018.

For the nine months ended September 30, 2019, consolidated continuing earnings increased $21.2 billion due to decreased goodwill impairment charges of $20.5 billion, decreased non-operating benefit costs of $0.4 billion, decreased provision for GE Industrial income taxes of $0.3 billion driven by the completion of prior years’ audit, increased GE Industrial continuing earnings of $0.1 billion and decreased interest and other financial charges of $0.1 billion, partially offset by increased Financial Services losses of $0.2 billion.

*Non-GAAP Financial Measure

6 2019 3Q FORM 10-Q

MD&A	CONSOLIDATED RESULTS

GE Industrial continuing earnings decreased $0.1 billion, or 2%. Corporate items and eliminations increased $0.6 billion primarily attributable to decreased restructuring and other costs of $1.4 billion, partially offset by increased net unrealized losses on investments of $0.3 billion, increased net losses from disposed or held for sale businesses of $0.3 billion and increased adjusted Corporate operating costs* of $0.2 billion. Industrial segment profit decreased $0.5 billion, or 6%, with lower profit at Renewable Energy, partially offset by higher profit at Healthcare, Power and Aviation. This decrease in industrial segment profit was driven in part by the net effects of dispositions of $0.3 billion, primarily associated with the sales of Industrial Solutions, Value-Based Care and Distributed Power in June 2018, July 2018 and November 2018, respectively, offset by the effects of a weaker U.S. dollar of $0.1 billion. Excluding the effects of acquisitions, dispositions and foreign currency translation, industrial segment organic profit* decreased $0.3 billion, or 3%.
Financial Services continuing losses increased $0.2 billion, or 49%, primarily due to a $1.0 billion pre-tax charge identified through the completion of our annual insurance premium deficiency review and lower gains, partially offset by lower impairments, lower excess interest costs and tax law changes. Gains were $0.5 billion and $0.6 billion in the first nine months of 2019 and 2018, respectively, which primarily related to sales of GECAS aircraft and engines resulting in gains of $0.3 billion and $0.2 billion in the first nine months of 2019 and 2018, respectively, as well as the sale of an equity method investment resulting in a gain of $0.1 billion in 2019 at EFS and the sale of EFS' debt origination business and equity investments resulting in gains of $0.4 billion in 2018.

AVIATION AND GECAS 737 MAX. Aviation develops, produces, and sells LEAP aircraft engines through CFM International (CFM), a company jointly owned by GE and Safran Aircraft Engines, a subsidiary of the Safran Group of France. The LEAP-1B engine is the exclusive engine for the Boeing 737 MAX. In March 2019, global regulatory authorities ordered a temporary fleet grounding of the Boeing 737 MAX. In April 2019, Boeing announced a temporary reduction in the 737 MAX production rate, and during the second quarter of 2019, CFM reduced its production rate for the LEAP-1B to meet Boeing's revised aircraft build rate. As a result of the 737 MAX grounding, GE CFOA was adversely affected by an estimated $0.3 billion and $1.0 billion for the three and nine months ended September 30, 2019, respectively, which primarily represents receivables growth partially offset by progress collections. If the 737 MAX remains grounded, based on current assumptions, we anticipate a negative impact to GE CFOA of approximately $0.4 billion in the fourth quarter of 2019. See Capital Resources and Liquidity - Statement of Cash Flows for further information.

At September 30, 2019, GECAS owned 29 of these aircraft, 25 of which are leased to various lessees that remain obligated to make contractual rental payments. In addition, GECAS has made pre-delivery payments to Boeing related to 150 of these aircraft on order and has made financing commitments to acquire a further 19 aircraft under purchase and leaseback contracts with airlines.

As of September 30, 2019, we have approximately $2.5 billion of net assets related to the 737 MAX program that primarily comprises pre-delivery payments and owned aircraft subject to lease offset by progress collections. No impairment charges were incurred related to the 737 MAX aircraft and related balances in the first nine months of 2019 as we continue to believe these assets are fully recoverable. We continue to monitor these developments with our airline customers, lessees and Boeing.

SEGMENT OPERATIONS. Segment revenues include sales of products and services by the segment. Industrial segment profit is determined based on performance measures used by our Chief Operating Decision Maker (CODM), who is our Chief Executive Officer (CEO), to assess the performance of each business in a given period. In connection with that assessment, the CEO may exclude matters, such as charges for restructuring, rationalization and other similar expenses, acquisition costs and other related charges, certain gains and losses from acquisitions or dispositions, and certain litigation settlements. See the Corporate Items and Eliminations section for additional information about costs excluded from segment profit.

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

2019 3Q FORM 10-Q 7

MD&A	SEGMENT OPERATIONS

SUMMARY OF REPORTABLE SEGMENTS	Three months ended September 30			Nine months ended September 30
(Dollars in millions)	2019	2018	V%	2019	2018	V%

Power	$3,926	$4,559	(14)%	$13,224	$16,768	(21)%
Renewable Energy	4,425	3,920	13%	10,590	9,642	10%
Aviation	8,109	7,480	8%	23,940	22,111	8%
Healthcare	4,923	4,707	5%	14,540	14,387	1%
Total industrial segment revenues	21,383	20,665	3%	62,293	62,908	(1)%
Capital	2,097	2,473	(15)%	6,645	7,075	(6)%
Total segment revenues	23,480	23,138	1%	68,938	69,982	(1)%
Corporate items and eliminations	(120)	254	U	39	531	(93)%
Consolidated revenues	$23,360	$23,392	—%	$68,976	$70,513	(2)%

Power	$(144)	$(676)	79%	$84	$(22)	F
Renewable Energy	(98)	116	U	(469)	312	U
Aviation	1,718	1,665	3%	4,764	4,743	—%
Healthcare	974	861	13%	2,714	2,522	8%
Total industrial segment profit (loss)	2,450	1,967	25%	7,092	7,555	(6)%
Capital	(645)	19	U	(599)	(403)	(49)%
Total segment profit (loss)	1,806	1,986	(9)%	6,493	7,151	(9)%
Corporate items and eliminations	(808)	(1,523)	47%	(2,013)	(2,596)	22%
GE goodwill impairments	(740)	(21,973)	97%	(1,484)	(21,973)	93%
GE interest and other financial charges	(791)	(590)	(34)%	(1,693)	(1,773)	5%
GE non-operating benefit costs	(562)	(760)	26%	(1,684)	(2,132)	21%
GE benefit (provision) for income taxes	(229)	(95)	U	(327)	(624)	48%
Earnings (loss) from continuing operations attributable to GE common shareowners	(1,325)	(22,956)	94%	(707)	(21,947)	97%
Earnings (loss) from discontinued operations, net of taxes	(8,093)	155	U	(5,212)	(1,526)	U
Less net earnings attributable to noncontrolling interests, discontinued operations	46	7	F	58	(97)	F
Earnings (loss) from discontinued operations, net of tax and noncontrolling interest	(8,140)	148	U	(5,270)	(1,429)	U
Consolidated net earnings (loss) attributable to the GE common shareowners	$(9,465)	$(22,808)	59%	$(5,977)	$(23,376)	74%

8 2019 3Q FORM 10-Q

MD&A	SEGMENT OPERATIONS

POWER
In the first quarter of 2019, we reorganized the businesses within our Power segment into Gas Power and Power Portfolio, and effectively eliminated the Power headquarters structure to allow us to reduce costs and improve operations. In the second quarter of 2019, we completed the reorganization of our Grid Solutions equipment and services business into our Renewable Energy segment and our Grid Solutions software and Power Digital businesses into Corporate for all periods presented. Gas Power is a unified gas life cycle business combining our Gas Power Systems and Power Services businesses, while Power Portfolio comprises our Steam Power Systems (including services previously reported in Power Services), Power Conversion and GE Hitachi Nuclear businesses. Power Portfolio's 2018 results also include our former Industrial Solutions and Distributed Power businesses which were sold in June 2018 and November 2018, respectively.

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

We have and will continue to take actions to right size our business for the current market conditions and our long-term outlook, including restructuring our operations to dispose of non-core businesses, resizing our remaining businesses to better align with market demand and driving these businesses with an operational rigor and discipline that is focused on our customers’ lifecycle experience. We are building a cost structure to support an average 25 to 30 gigawatt new unit gas turbine market; however, actual orders in a given year can vary. As a result of these actions and overall market conditions, we believe the business is showing early signs of stabilization. We anticipate lower restructuring cash costs during 2019 than originally planned due to a mix of timing, attrition and executing projects at lower costs. We expect incremental improvements in 2020 with further acceleration in 2021 and beyond.

We continue to invest in new product development, such as our HA-Turbines, and upgrades as these are critical to our customers and the long-term strategy of the business.

(In billions)	September 30, 2019	September 30, 2018

Equipment	$19.0	$19.4
Services	67.8	67.5
Total backlog	$86.8	$86.9

	Three months ended September 30		Nine months ended September 30
(Dollars in billions)	2019	2018	2019	2018

GE Gas Turbine unit orders	17	23	52	41
Heavy-Duty Gas Turbine unit orders(a)	15	21	42	32
HA-Turbine unit orders(b)	5	5	15	7
Aeroderivative unit orders(a)	2	2	10	9
GE Gas Turbine Gigawatts orders(c)	3.1	3.8	9.8	5.8

GE Gas Turbine unit sales	12	11	32	37
Heavy-Duty Gas Turbine unit sales(a)	9	9	20	28
HA-Turbine unit sales(b)	5	5	6	9
Aeroderivative unit sales(a)	3	2	12	9
(a) Heavy-Duty Gas Turbines and Aeroderivatives are subsets of GE Gas Turbines.
(b) HA-Turbines are a subset of Heavy-Duty Gas Turbines.
(c) Gigawatts reported associated with financial orders in the periods presented.

Equipment	$1.3	$2.4	$4.3	$6.4
Services	2.6	3.1	8.1	9.9
Total orders	$3.9	$5.5	$12.4	$16.3

Gas Power	$2.7	$2.7	$9.2	$9.7
Power Portfolio	1.2	1.9	4.0	7.1
Total sub-segment revenues	$3.9	$4.6	$13.2	$16.8

Equipment	$1.4	$1.3	$4.5	$6.2
Services	2.5	3.2	8.8	10.5
Total segment revenues	$3.9	$4.6	$13.2	$16.8

Segment profit	$(0.1)	$(0.7)	$0.1	$—

Segment profit margin	(3.7)%	(14.8)%	0.6%	(0.1)%

2019 3Q FORM 10-Q 9

MD&A	SEGMENT OPERATIONS

For the three months ended September 30, 2019, segment orders were down $1.7 billion (30%), segment revenues were down $0.6 billion (14%) and segment profit was up $0.5 billion (79%).
Reported orders decrease of $1.7 billion was driven primarily by the nonrecurrence of $0.4 billion of orders related to Distributed Power following its sale in November 2018. Orders decreased $1.0 billion, or 20%, organically to $4.0 billion from $5.0 billion, mainly due to orders for six fewer heavy-duty gas turbines at Gas Power and a decrease in Steam orders at Power Portfolio.
Revenues decreased $0.1 billion, or 3%, organically*. Services revenues decreased due to a decrease in Steam convertible orders at Power Portfolio and Gas Power convertible upgrade orders. Equipment revenues increased due to the absence of liquidated damages recognized in the third quarter of 2018 at Gas Power.
Profit increased $0.6 billion, or 81%, organically* due to improved variable cost productivity driven by the absence of significant warranty and project cost updates as well as liquidated damages recognized in the third quarter of 2018.

For the nine months ended September 30, 2019, segment orders were down $3.8 billion (23%), segment revenues were down $3.5 billion (21%) and segment profit was up $0.1 billion.
Backlog as of September 30, 2019 decreased $0.4 billion from September 30, 2018 primarily due to the nonrecurrence of $2.9 billion of backlog related to Distributed Power following its sale in November 2018. Offsetting this decrease, backlog increased $2.8 billion, or 3%, driven by an increase services backlog of $2.6 billion and equipment backlog of $0.2 billion.
Reported orders decrease of $3.8 billion was driven primarily by the nonrecurrence of $2.7 billion of orders related to Industrial Solutions and Distributed Power following their sales in June 2018 and November 2018, respectively. Orders decreased $0.4 billion, or 3%, organically to $12.9 billion from $13.3 billion mainly due to a decrease in Steam orders at Power Portfolio, partially offset by ten more heavy duty gas turbine orders.
Revenues decreased $0.5 billion, or 4%, organically*. Equipment revenues decreased due to lower unit sales, including eight fewer heavy-duty gas turbines. Services revenues decreased due to lower contractual services revenues driven by lower outages, upgrades and mix.
Profit increased $0.3 billion organically* due to improved variable cost productivity driven by the absence of significant warranty and project cost updates as well as liquidated damages recognized in 2018.

RENEWABLE ENERGY
In the second quarter of 2019, we completed the reorganization of our Grid Solutions equipment and services business into our Renewable Energy segment and our Grid Solutions software business into Corporate for all periods presented. Also in the second quarter of 2019, we recognized a non-cash pre-tax impairment charge of $0.7 billion related to goodwill at our Grid Solutions equipment and services reporting unit. In the third quarter of 2019, we recognized a non-cash impairment charge of $0.7 billion related to goodwill at our Hydro reporting unit. These charges were recorded within earnings from continuing operations at Corporate. See Note 8 to the consolidated financial statements for further information.

The onshore wind market in the U.S. continues to see the positive impact from the Production Tax Credit (PTC) cycle and customer preference shifting to larger, more efficient units to drive down costs and compete with other power generation options. Despite the competitive nature of the market, onshore wind order pricing stabilized in 2019 due to demand caused by the anticipated expiration of PTCs in the U.S. in 2020 and auction stabilization in international markets. We have experienced a significant production ramp for 2019 deliveries in onshore wind and we continue to closely monitor our execution during this growth period including risks of delivery delays due to customer site readiness issues and possible project postponements. The grid market continues to be challenging as we have experienced current year order declines in the High Voltage Direct Current (HVDC) and High Voltage (HV) product lines. While the Hydro business is executing its turnaround plan, we are expecting near term declines in contribution margin.

New product introductions continue to be important to our customers who are demonstrating the willingness to adopt the new technology of larger turbines that decrease the levelized cost of energy. We are continuing to focus on cost reduction initiatives of our products, in-sourcing blade production and developing larger, more efficient turbines like the Haliade-X (Offshore Wind) and Cypress (Onshore Wind). During the third quarter of 2019, we signed our largest Cypress order to date, and were selected as the preferred supplier for two Offshore wind projects, an important commercial milestone for the Haliade-X. In October 2019, the prototype for the Haliade-X was successfully installed with final certification expected by the middle of 2020.

(In billions)	September 30, 2019	September 30, 2018

Equipment	$16.4	$14.1
Services	10.9	8.8
Total backlog	$27.4	$22.9

*Non-GAAP Financial Measure

10 2019 3Q FORM 10-Q

MD&A	SEGMENT OPERATIONS

	Three months ended September 30		Nine months ended September 30
(Dollars in billions)	2019	2018	2019	2018

Wind Turbine unit orders	1,184	857	3,138	2,113
Wind Turbine Megawatts orders(a)	3,893	2,183	9,227	5,563
Repower unit orders	318	726	912	1,071

Wind Turbine unit sales	1,128	952	2,285	1,655
Wind Turbine Megawatts sales(a)	3,148	2,611	6,392	4,526
Repower unit sales	266	120	643	523
(a) Megawatts reported associated with financial orders in the periods presented.

Equipment	$4.3	$2.6	$10.1	$7.6
Services	0.7	1.3	2.1	2.4
Total orders	$5.0	$3.9	$12.2	$10.0

Onshore Wind	$3.2	$2.5	$7.1	$5.1
Grid Solutions equipment and services	1.0	1.1	2.9	3.5
Hydro and Offshore Wind	0.2	0.3	0.6	1.0
Total sub-segment revenues	$4.4	$3.9	$10.6	$9.6

Equipment	$3.6	$3.4	$8.5	$8.0
Services	0.8	0.5	2.1	1.7
Total segment revenues	$4.4	$3.9	$10.6	$9.6

Segment profit (loss)	$(0.1)	$0.1	$(0.5)	$0.3

Segment profit margin	(2.2)%	3.0%	(4.4)%	3.2%
For the three months ended September 30, 2019, segment orders were up $1.2 billion (30%), segment revenues were up $0.5 billion (13%) and segment profit was down $0.2 billion.
Orders increased $1.2 billion, or 32%, organically to $5.1 billion from $3.9 billion due to increased demand in Onshore international markets and a large scale 6MW turbine order in Offshore Wind.
Revenues increased $0.6 billion, or 15%, organically*. Equipment revenues increased due to 176 more wind turbine shipments on a unit basis, or 21% more megawatts shipped, than in the prior year, offset by a decrease in Grid Solutions equipment driven by lower HVDC and Alternating Current Substation (ACS) project revenues and HV product shipments. Services revenues increased primarily due to an increase in repower unit deliveries at Onshore Wind.
Profit decreased $0.2 billion organically* largely due to higher losses in Grid Solutions equipment and services, Hydro and Offshore Wind as we began fully consolidating these entities in the fourth quarter of 2018. Excluding this, profit decreased driven by price pressure in Grid Solutions equipment and services and Onshore Wind, the impact of U.S.-China tariffs, project execution and increased research and development spend for Haliade-X and Cypress, partially offset by higher volume in Onshore Wind and cost productivity.

For the nine months ended September 30, 2019, segment orders were up $2.2 billion (22%), segment revenues were up $0.9 billion (10%) and segment profit was down $0.8 billion.
Backlog as of September 30, 2019 increased $4.4 billion, or 19%, from September 30, 2018 driven by increased demand at Onshore Wind resulting from the anticipated expiration of PTCs, increased services backlog due to the increased Onshore Wind installed equipment base, and a large scale 6MW turbine order in Offshore Wind.
Orders increased $2.4 billion, or 24%, organically to $12.4 billion from $10.0 billion due to increased demand in domestic and international Onshore markets, partially offset by a decrease in repower unit orders compared to the prior year.
Revenues increased $1.4 billion, or 14%, organically*. Equipment revenues increased due to 630 more wind turbine shipments on a unit basis, or 41% more megawatts shipped, than in the prior year, partially offset by decreases in Offshore due to the nonrecurrence of a project executed in the prior year and Grid Solutions equipment due to lower HVDC and ACS project revenues and HV product shipments. Services revenues increased primarily due to an increase in repower units pricing and volume at Onshore Wind.
Profit decreased $0.8 billion organically* due to higher losses in Grid Solutions equipment and services, Hydro and Offshore Wind as we began fully consolidating these entities in the fourth quarter of 2018, as well as project execution challenges including higher losses on legacy contracts, partially offset by a $0.1 billion non-cash gain from the termination of two Offshore Wind contracts. Excluding these items, profit decreased driven by price pressure in Grid Solutions equipment and services and Onshore Wind, project execution, the impact of U.S.-China tariffs and increased research and development spend for Haliade-X and Cypress, partially offset by higher volume in Onshore Wind and cost productivity.

*Non-GAAP Financial Measure

2019 3Q FORM 10-Q 11

MD&A	SEGMENT OPERATIONS

AVIATION
Global passenger air travel continued to grow (measured in revenue passenger kilometers (RPK)) at 4.5%* in the current year. Oil prices remained stable, and global traffic growth was broad-based across global regions. We expect this trend to drive continued demand in the installed base of commercial engines and increased focus on newer, more fuel-efficient aircraft. Industry-load factors for airlines remain at all-time high levels above 80%*. Air freight volume decreased, particularly in international markets driven by economic conditions and slowing global trade. As it relates to the military environment, the U.S. Department of Defense has increased its budget and foreign governments have increased spending to upgrade and modernize their existing fleets, creating future opportunities.

We announced record commercial wins at the Paris Air Show in June 2019, some of which contributed to backlog growth of 20% from September 30, 2018. We continue to expect future orders as a result of these wins.

Total engineering, comprised of both company and customer funded spending, continues to grow in line with revenue growth. Company funded research and development spend has decreased compared to prior year. However, customer funded engineering efforts, primarily in our Military business, continue to increase.

Refer to the Aviation and GECAS 737 MAX discussion in Consolidated Results for information regarding the Company's exposure related to the temporary fleet grounding of the Boeing 737 MAX.

(In billions)	September 30, 2019	September 30, 2018

Equipment	$38.2	$37.8
Services	214.7	173.1
Total backlog	$252.9	$210.9

	Three months ended September 30		Nine months ended September 30
(Dollars in billions)	2019	2018	2019	2018

Commercial Engines unit orders	297	1,779	1,995	3,913
GEnx Engines unit orders(a)	99	68	150	361
LEAP Engines unit orders(a)	49	1,555	1,378	2,989
Military Engines unit orders	154	119	233	647

Commercial Engines unit sales	714	714	2,188	2,062
GEnx Engines unit sales(a)	73	65	221	172
LEAP Engines unit sales(a)	455	303	1,316	739
Military Engines unit sales	186	160	490	502
Spares Rate unit sales(b)	$30.0	$28.0	$29.0	$26.6
(a) GEnx and LEAP engines are subsets of commercial engines (b) Commercial externally shipped spares and spares used in time & material shop visits in millions of dollars per day.

Equipment	$3.0	$4.1	$9.7	$11.8
Services	5.8	5.1	16.4	15.0
Total orders	$8.8	$9.1	$26.1	$26.8

Commercial Engines & Services	$6.0	$5.6	$17.8	$16.4
Military	1.1	0.9	3.1	2.9
Systems & Other	1.1	0.9	3.1	2.7
Total sub-segment revenues	$8.1	$7.5	$23.9	$22.1

Equipment	$3.1	$2.8	$9.3	$8.3
Services	5.0	4.6	14.6	13.8
Total segment revenues	$8.1	$7.5	$23.9	$22.1

Segment profit	$1.7	$1.7	$4.8	$4.7

Segment profit margin	21.2%	22.3%	19.9%	21.5%

* Based on the latest available information from the International Air Transport Association

12 2019 3Q FORM 10-Q

MD&A	SEGMENT OPERATIONS

For the three months ended September 30, 2019, segment orders were down $0.3 billion (4%), segment revenues were up $0.6 billion (8%) and segment profit was up $0.1 billion (3%).
Orders decreased $0.2 billion, or 2%, organically to $8.8 billion from $9.0 billion primarily driven by a decline in LEAP engine orders due to the 737 MAX grounding, partially offset by increased orders in Military equipment compared to the prior year. Services orders increased on both long-term service agreements and continued strength in material orders.
Revenues increased $0.7 billion, or 10%, organically*. Equipment revenues increased primarily due to 152 more LEAP units, and 26 more military engine shipments versus the prior year, partially offset by lower legacy commercial output in the CFM product line. Services revenues also increased primarily due to increased price, a higher commercial spare parts shipment rate and increased shop visits on long-term service agreements.
Profit increased $0.1 billion, or 4%, organically* mainly due to Services increased volume and increased price. Profit also increased due to higher volume on commercial spare engines, including spare LEAP 1-B engines sold to our GECAS business to have an appropriate level of spare engines available in the market to meet customer needs in anticipation of the Boeing 737 MAX aircraft recertification, partially offset by continued negative mix from lower shipments on commercial engines, primarily the CFM to LEAP engine transition and Passport engine shipments.

For the nine months ended September 30, 2019, segment orders were down $0.7 billion (3%), segment revenues were up $1.8 billion (8%) and segment profit was flat.
Backlog as of September 30, 2019 increased $42.0 billion, or 20%, from September 30, 2018 primarily due to an increase in long-term service agreements.
Orders decreased $0.5 billion, or 2%, organically to $26.1 billion from $26.5 billion primarily driven by a decline in LEAP engine orders due to the 737 MAX grounding as well as four large commercial equipment orders received in second quarter 2018 that were not expected to repeat in the current year. This decrease was offset by Services orders which increased on both long-term service agreements and continued strength in materials orders.
Revenues increased $2.0 billion, or 9%, organically*. Equipment revenues increased primarily due to 126 more commercial units, including 577 more LEAP units, versus the prior year, partially offset by lower legacy commercial output in the CFM product line. Services revenues also increased primarily due to increased price, a higher commercial spare parts shipment rate and increased shop visits on long-term service agreements.
Profit remained flat organically*, mainly due to Services increased volume and increased price. Profit also increased due to higher volume of commercial spares engines, including spare LEAP 1-B engines sold to our GECAS business to have an appropriate level of spare engines available in the market to meet customer needs in anticipation of the Boeing 737 MAX aircraft recertification, partially offset by continued negative mix from lower shipments on commercial engines, primarily the CFM to LEAP engine transition and Passport engine shipments. Additionally, we recorded charges during the year related to the uncertainty of collection for a customer in a challenging financial position and additional costs for the GE9X engine certification.

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

The Healthcare Systems equipment market continues to expand at low single-digit rates, while demand continues for services on new equipment as well as on our existing installed base. However, there is short-term variation driven by market-specific political and economic cycles. Growth in emerging markets is driven by long-term trends of expanding demand and access to healthcare. Developed markets are expected to remain steady in the near term driven by macro trends in the healthcare industry. The Life Sciences market, which encompasses Bioprocess and Pharmaceutical diagnostics, continues to be strong. The Bioprocess market is growing at a high single-digit rate, driven by growth in biologic drugs. The Pharmaceutical diagnostics business is positioned in the contrast agent and nuclear tracer markets. This market is expected to grow at low- to mid-single digit rates, driven by continued diagnostic imaging procedure growth and increasing contrast and tracer-enhancement of these same procedures, as these products help to increase the precision of the diagnostic information provided to clinicians.

We continue focusing on creating new products and solutions as well as expanding uses of existing offerings that are tailored to the different needs of our global customers. We strive to introduce technology innovation that enables our customers to improve their patient and operational outcomes as they diagnose, treat and monitor an increasing number of medical conditions and patients. We recently introduced Venue Go, further expanding our Artificial Intelligence-enabled, point of care Ultrasound portfolio. Our Life Care Solutions business continues to expand its portfolio via innovative digital solutions like Mural, a newly-released virtual care solution for use in both teleICU applications and care protocol compliance across hospitals and health systems. Within Imaging, we launched Discovery™ IQ Gen 2, our latest Molecular Imaging scanner with MotionFree technology which enables clinicians to detect lesions with significantly more accuracy.

Effective January 1, 2019, the Healthcare Equipment Finance (HEF) financing business within our Capital segment was transferred to our Healthcare segment and is presented within Healthcare Systems.

*Non-GAAP Financial Measure

2019 3Q FORM 10-Q 13

MD&A	SEGMENT OPERATIONS

(In billions)	September 30, 2019	September 30, 2018

Equipment	$6.7	$6.2
Services	11.4	11.1
Total backlog	$18.1	$17.3

	Three months ended September 30		Nine months ended September 30
(Dollars in billions)	2019	2018	2019	2018

Equipment	$3.1	$3.1	$9.2	$8.9
Services	2.1	2.0	6.1	6.2
Total orders	$5.1	$5.1	$15.3	$15.1

Healthcare Systems	$3.6	$3.6	$10.7	$10.9
Life Sciences	1.3	1.1	3.9	3.5
Total sub-segment revenues	$4.9	$4.7	$14.5	$14.4

Equipment	$2.8	$2.7	$8.3	$8.1
Services	2.1	2.0	6.2	6.3
Total segment revenues	$4.9	$4.7	$14.5	$14.4

Segment profit	$1.0	$0.9	$2.7	$2.5

Segment profit margin	19.8%	18.3%	18.7%	17.5%
For the three months ended September 30, 2019, segment orders were up $0.1 billion (1%), segment revenues were up $0.2 billion (5%) and segment profit was up $0.1 billion (13%).
Orders increased $0.1 billion, or 2%, organically to $5.2 billion from $5.1 billion primarily attributable to continued strength in Life Sciences.
Revenues increased $0.2 billion, or 5%, organically* due to higher volume in Life Sciences, driven by BioPharma and Pharmaceutical Diagnostics, as well as higher volume in Healthcare Systems.
Profit increased $0.1 billion, or 10%, organically* primarily driven by volume growth and cost productivity due to cost reduction actions, sourcing and logistic initiatives, design engineering and prior year restructuring actions. These increases were partially offset by inflation, the impact of U.S.-China tariffs, and investments in programs including digital product innovations and Healthcare Systems new product introductions.

For the nine months ended September 30, 2019, segment orders were up $0.1 billion (1%), segment revenues were up $0.2 billion (1%) and segment profit was up $0.2 billion (8%).
Backlog as of September 30, 2019 increased $0.8 billion, or 5%, from September 30, 2018 primarily due to an increase in equipment backlog of $0.5 billion.
Orders increased $0.7 billion, or 5%, organically to $15.6 billion from $14.9 billion primarily attributable to growth in services orders in both Life Sciences and Healthcare Systems.
Revenues increased $0.6 billion, or 4%, organically* due to higher volume in Life Sciences, driven by BioPharma and Pharmaceutical Diagnostics, as well as higher volume in Healthcare Systems.
Profit increased $0.3 billion, or 11%, organically* primarily driven by volume growth and cost productivity due to cost reduction actions, sourcing and logistic initiatives, design engineering and restructuring actions. These increases were partially offset by inflation, the impact of U.S.-China tariffs, and investments in programs including digital product innovations and Healthcare Systems new product introductions.

CAPITAL
In 2018, we announced plans to take actions to make GE Capital smaller and more focused, including a substantial reduction in the size of GE Capital’s Energy Financial Services (EFS) and Industrial Finance (IF) businesses. With respect to this announcement, we completed $15 billion of asset reductions during 2018 and $3.6 billion of asset reductions during the first nine months of 2019, including approximately $2.0 billion during the third quarter of 2019. We expect to execute total asset reductions of approximately $10 billion by the end of 2019, primarily comprising receivables held by GECAS, Working Capital Solutions (WCS), supply chain finance program and EFS assets. In August 2019, we announced that we entered into a definitive agreement for Apollo Global Management, LLC and Athene Holding Ltd. to purchase PK AirFinance, an aviation lending business, from GECAS. The sale of PK AirFinance is aligned to GE Capital’s overall strategy to become smaller and simpler, and we expect to sell the business for a small premium upon closing in the fourth quarter of 2019. We continue to evaluate strategic options to accelerate the further reduction in the size of GE Capital, some of which could have a material financial charge depending on the timing, negotiated terms and conditions of any ultimate arrangements.

In the second quarter of 2019, GE Capital received a $1.5 billion capital contribution from GE and expects to receive approximately $2.5 billion of additional capital contributions from GE by the end of 2019.
*Non-GAAP Financial Measure

14 2019 3Q FORM 10-Q

MD&A	SEGMENT OPERATIONS

GE Capital made capital contributions to its insurance subsidiaries of $1.9 billion and $3.5 billion in the first quarters of 2019 and 2018, respectively, and expects to provide further capital contributions of approximately $9 billion through 2024. See the Capital Resources and Liquidity section for further information.

We annually perform premium deficiency testing in the aggregate across our run-off insurance portfolio.  As previously disclosed in our second quarter 2019 10-Q, we planned to perform this year’s testing in the third quarter of 2019, consistent with our historical practice prior to 2017 when we reconstructed our claim cost curves. As a result of our testing, we identified a premium deficiency resulting in a $1.0 billion pre-tax ($0.8 billion after-tax) charge to earnings. See the “Other Items” section and Note 12 to the consolidated financial statements for further information.

Effective January 1, 2019, the HEF business within our Capital segment was transferred to our Healthcare segment.

Refer to the Aviation and GECAS 737 MAX discussion in Consolidated Results for information regarding the Company's exposure related to the temporary fleet grounding of the Boeing 737 MAX.

(In billions)	September 30, 2019	December 31, 2018
GECAS	$41.6	$41.7
EFS	2.3	3.0
Industrial Finance and WCS	10.8	15.8
Insurance	46.5	40.3
Other continuing operations	15.8	18.6
Total segment assets	$117.0	$119.3

	Three months ended September 30		Nine months ended September 30
(In billions)	2019	2018	2019	2018

GECAS	$1.2	$1.2	$3.7	$3.6
EFS	—	0.3	0.1	0.2
IF and WCS	0.2	0.3	0.7	1.0
Insurance	0.7	0.7	2.2	2.2
Other continuing operations	—	(0.1)	—	—
Total segment revenues	$2.1	$2.5	$6.6	$7.1

GECAS	$0.3	$0.3	$0.8	$0.9
EFS	—	0.2	0.1	0.2
IF and WCS	0.1	0.1	0.2	0.3
Insurance	(0.7)	(0.1)	(0.7)	(0.1)
Other continuing operations(a)	(0.3)	(0.5)	(1.0)	(1.6)
Total segment profit	$(0.6)	$—	$(0.6)	$(0.4)

	September 30, 2019	December 31, 2018
GE Capital debt to equity ratio	4.7:1	5.7:1
(a) Other continuing operations primarily comprise excess interest costs from debt previously allocated to assets that have been sold as part of the GE Capital Exit Plan, preferred stock dividend costs and interest costs not allocated to GE Capital segments, which are driven by GE Capital’s interest allocation process. Interest costs are allocated to GE Capital segments based on the tenor of their assets using the market rate at the time of origination, which differs from the asset profile when the debt was originated. As a result, actual interest expense is higher than interest expense allocated to the remaining GE Capital segments. Preferred stock dividend costs will become a GE obligation in January 2021 as the internal preferred stock issued by GE Capital to GE under which GE Capital pays preferred stock dividends to GE to fund GE preferred stock dividends will convert into common equity. See Note 15 to the consolidated financial statements for further information. The excess interest costs from debt previously allocated to assets that have been sold are expected to run off by 2020. In addition, we anticipate unallocated interest costs to gradually decline as debt matures and/or is refinanced.

For the three months ended September 30, 2019, Capital revenues decreased $0.4 billion, or 15%, primarily due to lower gains and volume declines, partially offset by lower impairments.
Capital earnings decreased $0.7 billion, primarily due to a $1.0 billion pre-tax charge identified through the completion of our annual insurance premium deficiency review and lower gains, partially offset by lower impairments and lower excess interest costs. Gains were $0.2 billion and $0.4 billion in the third quarters of 2019 and 2018, respectively, which primarily related to sales of GECAS aircraft and engines resulting in gains of $0.1 billion in both 2019 and 2018 as well as the sale of EFS' debt origination business and equity investments resulting in gains of $0.3 billion in 2018.

For the nine months ended September 30, 2019, Capital revenues decreased $0.4 billion, or 6%, primarily due to volume declines and lower gains, partially offset by lower impairments.

2019 3Q FORM 10-Q 15

MD&A	SEGMENT OPERATIONS

Capital losses increased $0.2 billion, or 49%, primarily due to a $1.0 billion pre-tax charge identified through the completion of our annual insurance premium deficiency review and lower gains, partially offset by lower impairments, lower excess interest costs and tax law changes. Gains were $0.5 billion and $0.6 billion in the first nine months of 2019 and 2018, respectively, which primarily related to sales of GECAS aircraft and engines resulting in gains of $0.3 billion and $0.2 billion in the first nine months of 2019 and 2018, respectively, as well as the sale of an equity method investment resulting in a gain of $0.1 billion in 2019 at EFS and the sale of EFS' debt origination business and equity investments resulting in gains of $0.4 billion in 2018.

CORPORATE ITEMS AND ELIMINATIONS
Corporate items and eliminations includes the results of our Lighting segment and GE Digital business for all periods presented.

	Three months ended September 30		Nine months ended September 30
(In millions)	2019	2018	2019	2018

Revenues
Corporate revenues	$395	$625	$1,395	$2,035
Eliminations and other	(515)	(371)	(1,356)	(1,504)
Total Corporate Items and Eliminations	$(120)	$254	$39	$531

Operating profit (cost)
Gains (losses) on disposals and held for sale businesses	$(97)	$207	$153	$470
Restructuring and other charges	(322)	(1,491)	(924)	(2,343)
Unrealized gains (losses)	(86)	(73)	(125)	193
Goodwill impairments (Note 8)	(740)	(21,973)	(1,484)	(21,973)
Adjusted total corporate operating costs (Non-GAAP)	(303)	(165)	(1,117)	(916)
Total Corporate Items and Eliminations (GAAP)	$(1,548)	$(23,496)	$(3,497)	$(24,570)
Less: gains (losses) and restructuring & other	(1,245)	(23,331)	(2,380)	(23,654)
Adjusted total corporate operating costs (Non-GAAP)	$(303)	$(165)	$(1,117)	$(916)
Adjusted total corporate operating costs* excludes gains (losses) on disposals and held for sale businesses, restructuring and other charges, unrealized gains (losses) and goodwill impairments. We believe that adjusting corporate costs* to exclude the effects of items that are not closely associated with ongoing corporate operations provides management and investors with a meaningful measure that increases the period-to-period comparability of our ongoing corporate costs.

Unrealized gains (losses) are primarily related to our mark to market impact on our Baker Hughes shares for the three and nine months ended September 30, 2019, and to our Pivotal software equity investment for the three and nine months ended September 30, 2018.

For the three months ended September 30, 2019, revenues decreased by $0.4 billion, primarily as a result of a $0.2 billion decrease in revenue largely attributable to the sale of our Current business in April 2019 and $0.1 billion increase in inter-segment eliminations.
Corporate costs decreased by $21.9 billion, primarily as a result of $21.2 billion lower net goodwill impairment charges due to a $22.0 billion goodwill impairment charge related to our Power and Renewable Energy segments in the third quarter of 2018 partly offset by a $0.7 billion goodwill impairment charge related to our Renewable Energy segment in the third quarter of 2019. In addition, Corporate costs decreased due to $1.2 billion of lower restructuring and other charges primarily within our Power segment. These decreases were partly offset by $0.3 billion of lower net gains from disposed or held for sale businesses, which is primarily related to a $0.7 billion gain from the sale of our Value Based Care business to Veritas Capital in the third quarter of 2018 partly offset by $0.4 billion of held for sale losses related to our Lighting and Aviation segments in the third quarter of 2018 and a $0.1 billion realized loss on our Wabtec investment in the third quarter of 2019. In addition, corporate costs also increased by $0.1 billion due to an increase in our intercompany profit eliminations related to higher volume of spare LEAP 1-B engines sold from our Aviation segment to our GECAS business to have an appropriate level of spare engines available in the market to meet customer needs in anticipation of the Boeing 737 MAX aircraft recertification.

For the nine months ended September 30, 2019, revenues decreased by $0.5 billion, primarily as a result of a $0.6 billion decrease in revenue largely attributable to the sale of our Current business in April 2019, partly offset by $0.1 billion decrease in inter-segment eliminations.
Corporate costs decreased $21.1 billion primarily as a result of $20.5 billion lower net goodwill impairment charges due to a $22.0 billion goodwill impairment charge related to our Power and Renewable Energy segments in the third quarter of 2018 partly offset by $1.5 billion of goodwill impairment charges related to our Renewable Energy segment during the nine months ended September 30, 2019. In addition, Corporate costs decreased by $1.4 billion related to lower restructuring and other charges primarily within our Power segment. These decreases were partly offset by $0.3 billion of higher net unrealized losses due to $0.2 billion of unrealized gains related to our equity investment in Pivotal Software in the first nine months of 2018 and $0.1 billion unrealized losses primarily related to our mark-to-market impact on our Baker Hughes shares in 2019. Corporate costs also decreased due to $0.3 billion of lower net gains from disposed or held for sale businesses, which is primarily related to a $0.7 billion gain from the sale of our Value Based Care business to Veritas Capital in the third quarter of 2018 partly offset by $0.4 billion of held for sale losses related to our Lighting and Aviation segments in 2018. In addition, corporate costs increased by $0.2 billion due to a $0.1 billion increase in costs associated with existing environmental, health and safety matters in the second quarter of 2019 and $0.1 billion due to higher intercompany profit eliminations as the result of higher volume of spare LEAP 1-B engines sold from our Aviation segment to our GECAS business to have an appropriate level of spare engines available in the market to meet customer needs in anticipation of the Boeing 737 MAX aircraft recertification.
*Non-GAAP Financial Measure

16 2019 3Q FORM 10-Q

MD&A	CORPORATE ITEMS AND ELIMINATIONS

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

RESTRUCTURING & OTHER CHARGES	Three months ended September 30		Nine months ended September 30
(In billions)	2019	2018	2019	2018

Workforce reductions	$0.1	$0.3	$0.5	$0.7
Plant closures & associated costs and other asset write-downs	0.2	1.0	$0.3	1.2
Acquisition/disposition net charges	—	0.2	$0.1	0.5
Total	$0.3	$1.5	$0.9	$2.3

For the three months ended September 30, 2019, restructuring and other charges were $0.3 billion of which approximately $0.1 billion was reported in cost of products/services and $0.3 billion was reported in selling, general and administrative expenses (SG&A). These activities were primarily at Corporate $0.2 billion and Renewable Energy $0.1 billion. Cash expenditures for restructuring and other charges were approximately $0.2 billion for the three months ended September 30, 2019.

For the three months ended September 30, 2018, restructuring and other charges were $1.5 billion of which approximately $0.5 billion was reported in cost of products/services, $0.9 billion was reported in SG&A. These activities were primarily at Power $0.9 billion, Corporate $0.4 billion and Renewable Energy $0.2 billion. Cash expenditures for restructuring and other charges were approximately $0.4 billion for the three months ended September 30, 2018.

For the nine months ended September 30, 2019, restructuring and other charges were $0.9 billion of which approximately $0.2 billion was reported in cost of products/services and $0.7 billion was reported in SG&A. These activities were primarily at Corporate $0.5 billion, Power $0.2 billion and Healthcare $0.1 billion. Cash expenditures for restructuring and other charges were approximately $0.9 billion for the nine months ended September 30, 2019.

For the nine months ended September 30, 2018, restructuring and other charges were $2.3 billion of which approximately $0.8 billion was reported in cost of products/services, $1.4 billion was reported in SG&A. These activities were primarily at Power $1.1 billion, Corporate $0.7 billion and Renewable Energy $0.3 billion. Cash expenditures for restructuring and other charges were approximately $1.0 billion for the nine months ended September 30, 2018.

COSTS AND GAINS NOT INCLUDED IN SEGMENT RESULTS. As discussed in the Segment Operations section within the MD&A, certain amounts are not included in industrial segment results because they are excluded from measurement of their operating performance for internal and external purposes. These costs relate primarily to restructuring and acquisition and disposition activities.

For the three months ended September 30, 2019, costs not included in segment results were $0.9 billion, of which $0.8 billion was related to the Renewable Energy segment primarily as a result of a goodwill impairment charge of $0.7 billion. In addition to the segment results, there was $0.2 billion of costs and $0.2 billion of losses related to Corporate.

For the three months ended September 30, 2018, costs not included in segment results were $23.1 billion, of which $20.0 billion was related to the Power segment which was primarily due to a $19.1 billion goodwill impairment charge, $3.0 billion was related to the Renewable Energy segment which was primarily due to a $2.9 billion goodwill impairment charge and $0.1 billion was related to the Healthcare segment. Gains not included in segment results were $0.5 billion, of which $0.7 billion of gains were related to the Healthcare segment partly offset by $0.1 billion of losses related to the Aviation segment. In addition to the segment results, there was $0.4 billion of costs and $0.4 billion of losses related to Corporate.

For the nine months ended September 30, 2019, costs not included in segment results were $1.9 billion, of which $1.6 billion was related to the Renewable Energy segment primarily as a result of goodwill impairment charges of $1.5 billion, $0.2 billion was related to the Power segment and $0.1 billion was related to the Healthcare segment. In addition to the segment results, there was $0.5 billion of costs related to Corporate.

For the nine months ended September 30, 2018, costs not included in segment results were $23.6 billion, of which $20.2 billion was related to the Power segment which was primarily due to a $19.1 billion goodwill impairment charge, $3.2 billion was related to the Renewable Energy segment which was primarily due to a $2.9 billion goodwill impairment charge and $0.2 billion was related to the Healthcare segment. Gains not included in segment results were $0.8 billion of which, $0.7 billion of gains were related to the Healthcare segment, $0.3 billion of gains were related to the Power segment and $0.1 billion of losses were related to the Aviation segment. In addition to segment results, there was $0.8 billion of costs and $0.2 billion of losses related to Corporate.

2019 3Q FORM 10-Q 17

MD&A	OTHER CONSOLIDATED INFORMATION

OTHER CONSOLIDATED INFORMATION

INTEREST AND OTHER FINANCIAL CHARGES	Three months ended September 30		Nine months ended September 30
(In billions)	2019	2018	2019	2018

GE	$0.8	$0.6	$1.7	$1.8
GE Capital	0.6	0.7	1.9	2.3
Total	$1.3	$1.2	$3.3	$3.6

The increase in GE interest and other financial charges for the three months ended September 30, 2019, was driven primarily by the $0.3 billion loss resulting from the completion of a tender offer to purchase $4.8 billion of GE senior notes (including fees and other costs associated with the tender), partially offset by lower expense related to lower sales of GE receivables. The reduction in GE interest and other financial charges for the nine months ended September 30, 2019, was driven primarily by the reversal of $0.1 billion of accrued interest on tax liabilities due to the completion of the 2012-2013 Internal Revenue Service (IRS) audit in June 2019 as well as lower expenses on sales of GE current and long-term receivables, partially offset by the $0.3 billion loss resulting from the completion of a tender offer to purchase GE senior notes (including fees and other costs associated with the tender). The primary components of GE interest and other financial charges are interest on short- and long-term borrowings and financing costs on sales of receivables. Total GE interest and other financial charges of $0.6 billion and $0.4 billion was recorded at Corporate and $0.2 billion and $0.2 billion was recorded by GE segments for the three months ended September 30, 2019 and 2018, respectively, and $1.1 billion and $1.1 billion was recorded at Corporate and $0.6 billion and $0.7 billion was recorded by GE segments for the nine months ended September 30, 2019 and 2018, respectively.

The decreases in GE Capital interest and other financial charges for the three and nine months ended September 30, 2019 were primarily due to lower average borrowings balances due to maturities and lower net interest on assumed debt resulting from an increase in intercompany loans to GE which bear the right of offset (see the Borrowings section of Capital Resources and Liquidity for an explanation of assumed debt and right-of-offset loans), partially offset by an increase in average interest rates due to changes in market rates.

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

For the three months ended September 30, 2019, the consolidated income tax rate was (3.3)% compared to (0.2)% for the three months ended September 30, 2019. The negative rate for both periods reflect tax expense on a pre-tax loss.

The consolidated provision (benefit) for income taxes was an insignificant amount in the third quarter of 2019 and $0.1 billion in the third quarter of 2018, reflecting a decrease in tax provision due to lower expense from global activities including the nonrecurrence of an increase in valuation allowances on the deferred tax assets of our non-U.S. operations as a result of lower forecasted earnings in our Power business in the third quarter of 2018 partially offset by the effect of higher pretax income excluding non-tax deductible impairment charges.

The consolidated tax provision (benefit) includes $0.2 billion and $0.1 billion for GE (excluding GE Capital) for the third quarters of 2019 and 2018, respectively.

For the nine months ended September 30, 2019, the consolidated income tax rate was 0.2% compared to (2.2)% for the nine months ended September 30, 2018. The positive rate for 2019 reflects a tax benefit on a pre-tax loss. The negative rate for 2018 reflects a tax expense on a pre-tax loss.

The consolidated provision (benefit) for income taxes was an insignificant amount for the nine months of 2019 and $0.5 billion for the nine months of 2018. The decrease in tax provision was primarily due to lower expense from global activities including the nonrecurrence of an increase in valuation allowances on the deferred tax assets of our non-U.S. operations as a result of lower forecasted operating earnings in our Power business and a change in deferred taxes resulting from the decision to execute an internal restructuring to separate the Healthcare business in 2018 and from the completion of the IRS audit of the 2012-2013 consolidated U.S. income tax returns. This was partially offset by the lower benefit to adjust the year-to-date tax rate to be in-line with the lower projected full-year rate.

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

18 2019 3Q FORM 10-Q

MD&A	OTHER CONSOLIDATED INFORMATION

The consolidated tax provision (benefit) includes $0.3 billion and $0.6 billion for GE (excluding GE Capital) for the nine months of 2019 and 2018, respectively.

DISCONTINUED OPERATIONS. Discontinued operations primarily include our Baker Hughes and Transportation segments, residual assets and liabilities related to our exited U.S. mortgage business (WMC), as discussed in Legal Proceedings and Notes 2 and 19 to the consolidated financial statements, our mortgage portfolio in Poland and trailing liabilities associated with the sale of our GE Capital businesses.

In September 2019, we sold a total of 144.1 million shares in Baker Hughes for $3.0 billion in cash (net of expenses) which reduced our ownership interest in Baker Hughes from 50.2% to 36.8%. As a result, we have deconsolidated our Baker Hughes segment and reclassified results to discontinued operations for all periods presented. In addition, as disclosed in prior filings, including our 2018 Form 10-K, we expected to record a significant loss upon deconsolidation. In the third quarter of 2019, we recorded a loss of $8.7 billion ($8.2 billion after-tax) in discontinued operations.

In February 2019, as a result of the spin-off and subsequent merger of our Transportation business with Wabtec, we reclassified our Transportation segment to discontinued operations for all periods presented. In the first quarter of 2019, we recorded a gain of $3.5 billion ($2.5 billion after-tax) in discontinued operations. See Notes 2 and 3 to the consolidated financial statements for further information.

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

The mortgage portfolio in Poland (Bank BPH) comprises floating rate residential mortgages, with approximately 86% of the portfolio indexed to or denominated in foreign currencies (primarily Swiss francs) and the remaining 14% denominated in the local currency in Poland. At September 30, 2019, the total portfolio had a carrying value of $2.6 billion with a 1.4% 90-day delinquency rate and an average loan to value ratio of approximately 73%. The portfolio is recorded at fair value less cost to sell and includes a $0.3 billion impairment, which reflects our best estimate of the effects of potential legislative relief to borrowers and of ongoing litigation in Poland related to foreign currency-denominated mortgages. In October 2019, the European Court of Justice (ECJ) issued a decision about the approach to remedy in a case involving a Polish bank’s foreign currency loans. While it is uncertain how it will influence the Polish courts as they consider individual cases, we expect that the decision could lead to an increase in the number of lawsuits brought against Bank BPH and other banks in Poland with similar portfolios. Future adverse developments in the potential for legislative relief or in litigation across the Polish banking industry as a result of the recent ECJ decision or otherwise could result in further impairment or other losses related to these loans in future reporting periods.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS	Three months ended September 30		Nine months ended September 30
(In billions)	2019	2018	2019	2018
Earnings (loss) of discontinued operations, net of taxes	$107	$155	$436	$(1,529)
Gain (loss) on disposal, net of taxes	(8,201)	—	(5,648)	3
Earnings (loss) from discontinued operations, net of taxes	$(8,093)	$155	$(5,212)	$(1,526)

See Note 2 to the consolidated financial statements for further financial information for our businesses in discontinued operations.

2019 3Q FORM 10-Q 19

MD&A	CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES AND LIQUIDITY
FINANCIAL POLICY. We intend to maintain a disciplined financial policy, targeting a sustainable long-term credit rating in the Single-A range with a GE Industrial net debt*/EBITDA ratio of less than 2.5x and a dividend in line with our peers over time, as well as a less than 4-to-1 debt-to-equity ratio for GE Capital. GE Capital is on track to meet its leverage goal by the end of 2020, and GE expects to make significant progress towards meeting its leverage goal by the end of 2020. GE Industrial net debt* was $49.0 billion and $55.3 billion at September 30, 2019 and December 31, 2018, respectively.

GE realized a total of approximately $10.3 billion of disposition proceeds for the nine months ended September 30, 2019, comprised of $4.7 billion in the third quarter of 2019 primarily from the sale of a portion of our stake in Baker Hughes and our remaining stake in Wabtec, $2.2 billion in the second quarter of 2019 primarily from the sale of a portion of our stake in Wabtec, and $3.4 billion in the first quarter of 2019 primarily from the completion of the merger of our Transportation business with Wabtec and the sale of our Digital ServiceMax business. We also expect to realize future proceeds from the sale of our BioPharma business within our Healthcare segment and the sale of our remaining stake in Baker Hughes. GE total cash, cash equivalents and restricted cash was $16.7 billion at September 30, 2019.

GE made progress towards reducing its debt in third quarter of 2019 through the completion of a tender offer to purchase $4.8 billion of long-term debt and the repayment of $0.5 billion of intercompany loans from GE Capital.

Additionally, in October 2019, we announced changes to the U.S. GE Pension Plan and the U.S. GE Supplementary Plan whereby the benefits for approximately 20,000 salaried employees will be frozen effective January 1, 2021 and thereafter these employees will receive increased benefits in the company sponsored defined contribution plan in lieu of participation in a defined benefit plan and benefits for approximately 700 employees that became executives before 2011 will be frozen effective January 1, 2021 and thereafter these employees will earn future benefits in an installment retirement defined benefit plan currently offered to new executives since 2011. Finally, we announced our intent to pre-fund approximately $4 to $5 billion of our estimated 2021 and 2022 minimum ERISA funding requirements in 2020 and offer approximately 100,000 former U.S. employees with a vested pension benefit a limited-time option to take a lump sum distribution in lieu of future monthly payments. We expect these actions will reduce our future unfunded pension deficit, however, their impact on our unfunded pension deficit is currently offset primarily by the decline in interest rates since December 31, 2018. In the fourth quarter of 2019, we will perform our annual update of the funded status of our benefit plans, which will likely increase our GE Industrial net debt* at December 31, 2019 as a result of current market conditions. See Note 13 to the consolidated financial statements for further information on the financial statement impact of these actions.

GE Capital generated approximately $3.6 billion from asset reductions for the nine months ended September 30, 2019, and with the announced sale of PK AirFinance which is expected to close in the fourth quarter of 2019, we expect to complete our plan to execute total asset reductions of approximately $10 billion by the end of 2019 to meet our overall $25 billion target. GE Capital also expects to receive approximately $2.5 billion of additional capital contributions from GE in the fourth quarter of 2019, totaling $4.0 billion for the full year 2019. GE Capital total cash, cash equivalents and restricted cash was $11.2 billion at September 30, 2019.

LIQUIDITY POLICY. We maintain a strong focus on liquidity, and define our liquidity risk tolerance based on sources and uses to maintain a sufficient liquidity position to meet our obligations under both normal and stressed conditions. At both GE and GE Capital, we manage our liquidity to provide access to sufficient funding to meet our business needs and financial obligations throughout business cycles.

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

GE LIQUIDITY. GE's primary sources of liquidity consist of cash and cash equivalents, free cash flows from our operating businesses, monetization of receivables, proceeds from announced dispositions, and short-term borrowing facilities. Cash generation can be subject to variability based on many factors, including seasonality, receipt of down payments on large equipment orders, timing of billings on long-term contracts, the effects of changes in end markets and our ability to execute dispositions.

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

*Non-GAAP Financial Measure

20 2019 3Q FORM 10-Q

MD&A	CAPITAL RESOURCES AND LIQUIDITY

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

LIQUIDITY SOURCES. Consolidated cash, cash equivalents and restricted cash totaled $27.8 billion at September 30, 2019, comprising $14.7 billion and $13.1 billion held in the U.S. and outside the U.S., respectively. Cash held in non-US entities has generally been reinvested in active foreign business operations; however, substantially all of our unrepatriated earnings were subject to U.S. federal tax and, if there is a change in reinvestment, we would expect to be able to repatriate that cash (excluding amounts held in countries with currency controls) without additional federal tax cost. Any foreign withholding tax on a repatriation to the U.S. would potentially be partially offset by a U.S. foreign tax credit.

GE cash, cash equivalents and restricted cash totaled $16.7 billion at September 30, 2019, including $2.2 billion of cash held in countries with currency control restrictions and $0.6 billion of restricted use cash. Cash held in countries with currency controls represents amounts held in countries which may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. Restricted use cash represents amounts that are not available to fund operations, and primarily comprises collateral for receivables sold and funds restricted in connection with certain ongoing litigation matters.

GE Capital cash, cash equivalents and restricted cash totaled $11.2 billion at September 30, 2019, including $0.9 billion which was subject to regulatory restrictions, primarily in insurance entities.

GE has in place committed credit lines which it may use from time to time to meet its short-term liquidity needs. The following table provides a summary of committed and available credit lines.

GE COMMITTED AND AVAILABLE CREDIT FACILITIES (In billions)	September 30, 2019	December 31, 2018

Unused back-up revolving credit facility	$20.0	$20.0
Revolving credit facilities (exceeding one year)	18.9	23.9
Bilateral revolving credit facilities (364-day)	3.1	3.6
Total committed credit facilities	$42.0	$47.5
Less offset provisions	6.7	6.7
Total net available credit facilities	$35.3	$40.8

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

In 2019 and 2020, the amount committed and available under the syndicated credit facility expiring in 2020 will periodically be reduced by the greater of specified contractual commitment reductions or calculated commitment reductions, which is determined based on any potential specified issuances of equity and incurrences of incremental debt by GE or its subsidiaries, as well as a portion of industrial business disposition proceeds. In the first quarter of 2019, the amount committed and available under this facility was reduced by the calculated commitment reduction of $5.0 billion to $14.8 billion. Remaining contractual commitment reductions are $7.4 billion in the fourth quarter of 2019, $2.5 billion in the second quarter of 2020, and $5.0 billion in the fourth quarter of 2020. On March 12, 2019, GE entered into an amendment to the facility, which provides for a deferral of the timing of the fourth quarter 2019 and second quarter 2020 contractual commitment reductions if the BioPharma transaction does not close prior to those reduction dates. The $20.0 billion syndicated back-up revolving credit facility expiring in 2021 does not contain any contractual commitment reduction features.

Under the terms of an agreement between GE Capital and GE, GE Capital has the right to compel GE to borrow under all credit facilities except the syndicated facility expiring in 2020 (see below for details of GE credit facilities), and transfer the proceeds to GE Capital as intercompany loans, which would be subject to the same terms and conditions as those between GE and the lending banks. GE Capital has not exercised this right.

2019 3Q FORM 10-Q 21

MD&A	CAPITAL RESOURCES AND LIQUIDITY

The following table provides a summary of the activity in the primary external sources of short-term liquidity for GE in the third quarter of 2019 and 2018.

(In billions)	GE Commercial Paper	Revolving Credit Facilities	Total

2019
Average borrowings during the third quarter	$3.0	$1.3	$4.3
Maximum borrowings outstanding during the third quarter	3.1	1.9	4.9
Ending balance at September 30	3.0	—	3.0

2018
Average borrowings during the third quarter	$9.8	$1.8	$11.6
Maximum borrowings outstanding during the third quarter	11.7	2.0	13.7
Ending balance at September 30	3.0	—	3.0
Total average and maximum borrowings in the table above are calculated based on the daily outstanding balance of the sum of commercial paper and revolving credit facilities.

The reduction in total GE average and maximum short-term borrowings during the third quarter of 2019 compared to the third quarter of 2018 was driven by holding higher cash balances and improvements in our global funding and cash management operations.

In addition to its external liquidity sources, GE may from time to time enter into short-term intercompany loans from GE Capital to utilize GE Capital’s excess cash as an efficient source of liquidity. These loans are repaid within the same quarter. No such loans were made in 2019.

BORROWINGS. Consolidated total borrowings were $93.2 billion and $103.6 billion at September 30, 2019 and December 31, 2018, respectively. The reduction was driven primarily by completion of a tender offer to purchase GE long-term debt of $4.8 billion and net repayments of GE Capital debt of $7.5 billion (including $6.8 billion of long-term debt maturities), partially offset by an increase of $1.9 billion in fair value adjustments for GE Capital debt in fair value hedge relationships as a result of lower interest rates.

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

The following table provides a reconciliation of total short- and long-term borrowings as reported on the respective GE and GE Capital Statements of Financial Position to borrowings adjusted for assumed debt and intercompany loans:

September 30, 2019 (In billions)	GE	GE Capital	Consolidated(a)

Total short- and long-term borrowings	$54.1	$40.0	$93.2

Debt assumed by GE from GE Capital	(33.5)	33.5	—
Intercompany loans with right of offset	13.3	(13.3)	—
Total intercompany payable (receivable) between GE and GE Capital	(20.2)	20.2	—

Total borrowings adjusted for assumed debt and intercompany loans	$33.8	$60.3	$93.2

(a)	Included elimination of other GE borrowings from GE Capital, primarily related to timing of cash settlements associated with GE receivables monetization programs.

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

22 2019 3Q FORM 10-Q

MD&A	CAPITAL RESOURCES AND LIQUIDITY

GE (In billions)	September 30, 2019	December 31, 2018	GE Capital (In billions)	September 30, 2019	December 31, 2018
Commercial paper	$3.0	$3.0	Commercial paper	$—	$—
GE senior notes	15.4	20.4	Senior and subordinated notes	37.1	39.1
Intercompany loans from GE Capital	13.3	13.7	Senior and subordinated notes assumed by GE	33.5	36.3
Other GE borrowings	2.2	2.6	Intercompany loans to GE	(13.3)	(13.7)
			Other GE Capital borrowings	2.9	3.9
			Total GE Capital
Total GE adjusted borrowings	$33.8	$39.7	adjusted borrowings	$60.3	$65.5
Other GE Capital borrowings included $1.5 billion and $1.9 billion at September 30, 2019 and December 31, 2018, respectively, of non-recourse borrowings of consolidated securitization entities where GE Capital has securitized financial assets as an alternative source of funding.

The intercompany loans from GE Capital to GE bear the right of offset against amounts owed by GE Capital to GE under the assumed debt agreement and can be prepaid by GE at any time, in whole or in part, without premium or penalty. These loans are priced at market terms and have a collective weighted average interest rate of 3.6% and term of approximately 10.8 years at September 30, 2019. In the third quarter of 2019, GE repaid $0.5 billion of intercompany loans from GE Capital.

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

(In billions)	Triggers Below	At September 30, 2019

Derivatives
Terminations	BBB/Baa2	$(0.3)
Cash margin posting	BBB/Baa2	(0.7)
Receivables Sales Programs
Loss of cash commingling	A-2/P-2/F2	$(1.0)
Alternative funding sources	A-2/P-2/F2	(1.1)

The timing within the quarter of the potential liquidity impact of these areas may differ, as described in the following sections which provide additional details regarding the significant credit rating conditions of the Company.

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

2019 3Q FORM 10-Q 23

MD&A	CAPITAL RESOURCES AND LIQUIDITY

DERIVATIVE CONDITIONS. Swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the credit ratings of the applicable GE entity were to fall below specified ratings levels agreed upon with the counterparty, primarily BBB/Baa2. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability subject to such termination provisions, after consideration of collateral posted by us and outstanding interest payments was $0.3 billion at September 30, 2019. This excludes exposure related to embedded derivatives, which are not subject to these provisions.

In addition, certain of our derivatives, primarily interest rate swaps, are subject to additional cash margin posting requirements if our credit ratings were to fall below BBB/Baa2. The amount of additional margin will vary based on, among other factors, market movements and changes in our positions. At September 30, 2019, the amount of additional margin that we could be required to post if we fell below these ratings levels was approximately $0.7 billion.

See Note 17 to the consolidated financial statements for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

OTHER CONDITIONS. Where we provide servicing for third-party investors, GE is contractually permitted to commingle cash collected from customers on financing receivables sold to third-party investors with our own cash prior to payment to third-party investors, provided our short-term credit rating does not fall below A-2/P-2/F2. In the event any of our ratings were to fall below such levels, we may be required to segregate certain of these cash collections owed to third-party investors into restricted bank accounts and would lose the short-term liquidity benefit of commingling with respect to such collections. The financial impact to our intra-quarter liquidity would vary based on collections activity for a given quarter and may result in increased utilization of our revolving credit facilities. The loss of cash commingling would have resulted in an estimated maximum reduction of approximately $1.0 billion to GE intra-quarter liquidity during the third quarter of 2019. In October 2019, we entered into amendments with third-party investors which removed the minimum ratings requirements for cash commingling for certain of our receivables programs; had these amendments been in place during the third quarter of 2019, the loss of cash commingling would have resulted in an estimated maximum reduction of approximately $0.3 billion to GE intra-quarter liquidity.

In addition, we have relied, and may continue to rely, on securitization programs to provide alternative funding for sales of GE receivables to third-party investors. If any of our short-term credit ratings were to fall below A-2/P-2/F2, the timing or amount of liquidity generated by these programs could be adversely impacted. In the second quarter of 2019, the estimated maximum reduction to our ending liquidity had our credit ratings fallen below these levels was approximately $1.1 billion.

FOREIGN CURRENCY. As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro, the pound sterling, the Brazilian real and the Chinese renminbi, among others. The effects of foreign currency fluctuations on earnings, excluding the earnings impact of the underlying hedged item, was less than $0.1 billion for the three and nine months ended September 30, 2019 and less than $0.2 billion for the three and nine months ended September 30, 2018. This analysis excludes any offsetting effect from the forecasted future transactions that are economically hedged.

See Note 17 to the consolidated financial statements for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

STATEMENT OF CASH FLOWS – NINE MONTHS ENDED SEPTEMBER 30, 2019 VERSUS 2018. We manage the cash flow performance of our industrial and financial services businesses separately. We therefore believe it is useful to report separate GE and GE Capital columns in our Statement of Cash Flows because it enables us and our investors to evaluate the cash from operating activities of our industrial businesses (the principal source of cash generation for our industrial businesses) separately from the cash flows of our financial services business, as well as to evaluate the cash flows between our industrial businesses and GE Capital.

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

The following investing and financing activities affected recognized assets or liabilities but did not result in cash receipts or payments in the nine months ended September 30, 2019: the ownership interest received and tax benefits receivable as a result of the spin-off and subsequent merger of our Transportation segment with Wabtec; our retained ownership interest in Baker Hughes; additional non-cash deferred purchase price received by GE Capital related to sales of current receivables; and right-of-use assets obtained in operating leases. See Notes 2, 4 and 7, respectively, to the consolidated financial statements.
See the Intercompany Transactions between GE and GE Capital section and Notes 4 and 21 to the consolidated financial statements for further information regarding certain transactions affecting our consolidated Statement of Cash Flows.

24 2019 3Q FORM 10-Q

MD&A	CAPITAL RESOURCES AND LIQUIDITY

GE CASH FLOWS FROM CONTINUING OPERATIONS. The most significant source of cash in GE CFOA is customer-related activities, the largest of which is collecting cash resulting from product or services sales. The most significant operating use of cash is to pay our suppliers, employees, tax authorities, contribute to post retirement plans and others for a wide range of material, services and taxes.

GE cash from operating activities was $0.1 billion in 2019 compared with cash used of $4.5 billion in 2018 (including $0.3 billion and $0.4 billion cash received for Baker Hughes Class B shareholder dividends in 2019 and 2018, respectively). The $4.5 billion increase in cash was primarily due to: the nonrecurrence of GE Pension Plan contributions of $6.0 billion in 2018 (which are excluded from GE Industrial free cash flows*); a decrease in payments of equipment project cost accruals of $0.7 billion; a net decrease in payments of Aviation-related customer allowance accruals of $0.6 billion; and a decrease in cash used for contract & other deferred assets of $0.4 billion, primarily due to higher billings on our long-term service agreements, including the impact of a contract modification resulting in increased billings of $0.2 billion, partially offset by lower liquidations of deferred inventory.

These decreases in cash used were partially offset by: an increase in cash used for working capital of $2.1 billion; an increase in cash used for employee related liabilities of $0.4 billion; and an increase in cash paid for income taxes of $0.4 billion.

The increase in cash used for working capital was due to: an increase in cash used for current receivables of $1.8 billion, primarily driven by lower sales of receivables and receivables growth resulting from the 737 MAX grounding; higher inventory build of $0.5 billion, mainly as a result of expected deliveries in the fourth quarter of 2019 and the first quarter of 2020; and a decrease in cash from accounts payable of $0.5 billion. These increases in cash used for working capital were partially offset by higher progress collections of $0.7 billion, mainly as a result of higher net utilization in 2018, including the impact of the timing of progress collections received in the fourth quarter of 2017.

GE cash from investing activities was $6.9 billion in 2019 compared with $0.7 billion in 2018. The $6.2 billion increase was primarily due to: proceeds from the spin-off of our Transportation business of $6.2 billion (including the secondary offerings of Wabtec common stock shares in the second and third quarters of 2019), the sale of a portion of our stake in Baker Hughes of $3.0 billion and from other business dispositions in Aviation, Corporate and Power (net of cash transferred) of $1.1 billion in 2019, compared with proceeds of $3.3 billion in 2018, primarily from the sale of businesses at Power and Healthcare; the nonrecurrence of the purchase of an aviation technology joint venture of $0.6 billion in 2018; a decrease in net cash paid for settlements of derivative hedges of $0.5 billion; partially offset by the 2019 capital contribution to GE Capital of $1.5 billion; business acquisitions of $0.4 billion, related to the transfer of the HEF business from GE Capital to our Healthcare segment in 2019; and an increase in cash used related to net settlements between our continuing operations and discontinued operations of $0.2 billion. Cash used for additions to property, plant and equipment and internal-use software, which is a component of GE Industrial free cash flows*, decreased by $0.1 billion compared with 2018.

GE cash used for financing activities was $6.9 billion in 2019 compared with cash from financing activities of $1.4 billion in 2018. The $8.3 billion increase in cash used was primarily due to: the nonrecurrence of intercompany loans from GE Capital to GE of $6.5 billion in 2018 (including $6.0 billion to fund contributions to the GE Pension Plan); completion of a tender offer to purchase GE long-term debt of $4.8 billion in 2019; the nonrecurrence of dispositions of noncontrolling interests in Baker Hughes of $0.6 billion in 2018; partially offset by a decrease in common dividends paid to shareowners of $2.9 billion.

GE CASH FLOWS FROM DISCONTINUED OPERATIONS. GE cash used for operating activities of discontinued operations was an insignificant amount in 2019 compared with cash of $0.7 billion in 2018. The $0.7 billion decrease was primarily as a result of the disposition of our Transportation business in the first quarter of 2019, due to cash used in the business compared with cash generated in 2018.

GE cash used for investing activities of discontinued operations was $3.5 billion in 2019 compared with $0.2 billion in 2018. The $3.3 billion increase in cash used was primarily due to the deconsolidation of Baker Hughes cash of $3.1 billion as a result of the reduction in our ownership interest in the third quarter of 2019.

GE cash used for financing activities of discontinued operations was $0.4 billion in 2019 compared with $2.7 billion in 2018. The $2.4 billion decrease of cash used was primarily due to: Baker Hughes share repurchases of $1.0 billion in 2018; and an increase in Baker Hughes borrowings of $0.3 billion in 2019 compared with net repayments of Baker Hughes borrowings of $0.9 billion in 2018.

GE CAPITAL CASH FLOWS FROM CONTINUING OPERATIONS. GE Capital cash from operating activities was $1.2 billion in 2019 compared with $0.5 billion in 2018. The increase of $0.7 billion was primarily due to: a net increase in cash collateral received from counterparties on derivative contracts of $2.2 billion; partially offset by a general decrease in cash generated from earnings (loss) from continuing operations.

GE Capital cash from investing activities was $2.7 billion in 2019 compared with $6.5 billion in 2018. The decrease of $3.8 billion was primarily due to: lower collections of financing receivables of $4.3 billion; an increase of net purchases of investment securities of $3.7 billion; lower proceeds from business dispositions $1.6 billion; and an increase in cash used related to net settlements between our continuing operations (primarily our Corporate function) and businesses in discontinued operations (primarily WMC) of $2.1 billion; partially offset by the nonrecurrence of intercompany loans from GE Capital to GE of $6.5 billion in 2018 and an increase in cash related to our current receivables and supply chain finance programs with GE of $2.3 billion.

*Non-GAAP Financial Measure

2019 3Q FORM 10-Q 25

MD&A	CAPITAL RESOURCES AND LIQUIDITY

GE Capital cash used for financing activities was $7.3 billion in 2019 compared with $19.0 billion in 2018. The decrease of $11.7 billion was primarily due to lower net repayments of borrowings of $9.9 billion; a capital contribution from GE to GE Capital of $1.5 billion; and lower cash settlements on derivatives hedging foreign currency debt of $1.0 billion.

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

Supply Chain Finance Programs. GE’s industrial businesses participate in a supply chain finance program with GE Capital where GE Capital may settle supplier invoices early in return for early pay discounts. In turn, GE settles invoices with GE Capital in accordance with the original supplier payment terms. The GE liability associated with the funded participation in the program is presented as accounts payable and amounted to $3.4 billion and $4.4 billion at September 30, 2019 and December 31, 2018, respectively.

On February 28, 2019, GE Capital sold its supply chain finance program platform to MUFG Union Bank, N.A (MUFG) and is transitioning this program to them. The GE funded participation in the GE Capital program will continue to be settled following the original invoice payment terms with an expectation that the majority of the transition will occur by the second half of 2020. GE CFOA could be adversely affected in the short term should certain suppliers not transition to the new third-party program and we elect to take advantage of early pay discounts on trade payables offered by those suppliers. For the three and nine months ended September 30, 2019, the effect on GE CFOA related to the MUFG transition was insignificant.

In addition to the supply chain finance program with MUFG, GE also facilitates other voluntary supply chain finance programs with third parties (collectively, the programs) to provide certain of its suppliers the opportunity to sell their receivables from GE to third parties at the sole discretion of both the suppliers and the third parties. The terms of these arrangements do not alter GE’s obligations to its suppliers which arise from the independently negotiated contractual supply agreements. GE's obligation remains limited to making payment on its supplier invoices on the terms originally negotiated with its suppliers, regardless of whether the supplier sells its receivable to a third party. At September 30, 2019 and December 31, 2018, included in GE's accounts payable is $1.5 billion and $0.4 billion, respectively, of supplier invoices that are subject to the programs with MUFG and other third parties. GE accounts for all payments made under the programs as reductions of CFOA. Total GE supplier invoices paid to MUFG and other third parties under these programs were $0.9 billion and an insignificant amount for the nine months ended September 30, 2019 and 2018, respectively.
GE Capital Finance Transactions. During the nine months ended September 30, 2019 and 2018, GE Capital acquired from third parties 39 aircraft with a list price totaling $5.0 billion and 28 aircraft with a list price totaling $3.4 billion, respectively, that will be leased to others and are powered by engines manufactured by GE Aviation and affiliates. GE Capital also made payments to GE Aviation and affiliates related to spare engines and engine parts of $0.3 billion during both the nine months ended September 30, 2019 and 2018. Additionally, GE Capital had $1.7 billion and $1.2 billion of net book value of engines, originally manufactured by GE Aviation and affiliates and subsequently leased back to GE Aviation and affiliates at September 30, 2019 and December 31, 2018, respectively.

Also, during the nine months ended September 30, 2019 and 2018, GE recognized equipment revenues of $1.0 billion and $0.4 billion, respectively, from customers within our Power and Renewable Energy segments in which GE Capital is an investee or is committed to be an investee in the underlying projects.

For certain of these investments, in order to meet its underwriting criteria, GE Capital may obtain a direct guarantee from GE related to the performance of the third party. GE guarantees include direct performance or payment guarantees, return on investment guarantees and asset value guarantees. As of September 30, 2019, GE had outstanding guarantees to GE Capital on $1.4 billion of funded exposure and $1.4 billion of unfunded commitments, which included guarantees issued by industrial businesses. The recorded contingent liability for these guarantees was insignificant as of September 30, 2019 and is based on individual transaction level defaults, losses and/or returns.

CRITICAL ACCOUNTING ESTIMATES
Please refer to the Critical Accounting Estimates and Other Items sections within MD&A and Note 1 to the consolidated financial statements of our Annual Report on Form 10-K Report filed on February 26, 2019, for a discussion of our accounting policies and critical accounting estimates.

26 2019 3Q FORM 10-Q

MD&A	OTHER ITEMS

OTHER ITEMS
INSURANCE. The run-off insurance operations of North American Life and Health (NALH) primarily include Employers Reassurance Corporation (ERAC) and Union Fidelity Life Insurance Company (UFLIC). ERAC was formerly part of Employers Reinsurance Corporation (ERC) until the sale of ERC to Swiss Re in 2006. UFLIC was formerly part of Genworth Financial Inc. (Genworth) but was retained by GE after Genworth’s initial public offering in 2004.

ERAC primarily assumes long-term care insurance and life insurance from numerous cedents under various types of reinsurance treaties and stopped accepting new policies after 2008. UFLIC primarily assumes long-term care insurance, structured settlement annuities with and without life contingencies and variable annuities from Genworth and has been closed to new business since 2004.
The vast majority of NALH’s reinsurance exposures are long-duration arrangements that still involve substantial levels of premium collections and benefit payments even though ERAC and UFLIC have not entered into new reinsurance treaties in about a decade. These long-duration arrangements involve a number of direct writers and contain a range of risk transfer provisions and other contractual elements. In many instances, these arrangements do not transfer to ERAC or to UFLIC 100 percent of the risk embodied in the encompassed underlying policies issued by the direct writers. Furthermore, we cede insurance risk to third-party reinsurers for a portion of our insurance contracts, primarily on long-term care insurance policies.

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

Insurance liabilities and annuity benefits amounted to $40.1 billion and $35.6 billion and, as further described below, are supported by investment securities of $38.2 billion and $32.9 billion and commercial mortgage loans of $1.8 billion and $1.7 billion at September 30, 2019 and December 31, 2018, respectively. Additionally, we expect to purchase approximately $9 billion of new assets through 2024 in conjunction with expected capital contributions from GE Capital to our insurance subsidiaries, excluding approximately $1.9 billion which was received in the first quarter of 2019. The insurance liabilities and annuity benefits primarily comprise a liability for future policy benefits for those insurance contract claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported. Presented in the table below are the reserve balances by insurance product.

September 30, 2019 (In billions)	Long-term care insurance contracts	Structured settlement annuities & life insurance contracts	Other contracts(a)	Other adjustments	Total

Future policy benefit reserves	$16.8	$9.6	$0.2	$5.9	$32.4
Claim reserves	4.1	0.2	1.2	—	5.5
Investment contracts(b)	—	1.2	1.1	—	2.2
Unearned premiums and other	—	0.2	0.1	—	0.4
	20.9	11.2	2.5	5.9	40.6
Eliminations	—	—	(0.5)	—	(0.5)
Total	$20.9	$11.2	$2.1	$5.9	$40.1

December 31, 2018 (In billions)

Future policy benefit reserves	$16.0	$9.5	$0.2	$2.2	$27.9
Claim reserves	3.9	0.2	1.2	—	5.3
Investment contracts(b)	—	1.2	1.1	—	2.4
Unearned premiums and other	—	0.2	0.1	—	0.3
	20.0	11.2	2.6	2.2	36.0
Eliminations	—	—	(0.4)	—	(0.4)
Total	$20.0	$11.2	$2.2	$2.2	$35.6
(a) Other contracts included claim reserves of $0.3 billion related to short-duration contracts at EIC, net of eliminations, at both September 30, 2019 and December 31, 2018.
(b) Investment contracts are contracts without significant mortality or morbidity risks.

We regularly monitor emerging experience in our run-off insurance operations and industry developments to identify trends that may help us refine our reserve assumptions and evaluate opportunities to reduce our insurance risk profile and improve the results of our run-off insurance operations. These opportunities may include the pursuit of future premium rate increases and benefit reductions on long-term care insurance contracts with our ceding companies; recapture and reinsurance transactions to reduce risk where economically justified; investment strategies to improve asset and liability matching and enhance investment portfolio yields; and managing our expense levels.

2019 3Q FORM 10-Q 27

MD&A	OTHER ITEMS

In calculating our future policy benefit reserves, we are required to consider the impact of net unrealized gains and losses on our available-for-sale investment securities supporting our insurance contracts as if those unrealized amounts were realized. To the extent that the realization of gains would result in a premium deficiency, an increase to future policy benefit reserves is recorded with an after-tax offset to Other comprehensive income and included within Other adjustments above. At September 30, 2019, the entire $5.9 billion balance of net unrealized gains on our investment securities required a related increase to future policy benefit reserves. This adjustment increased from $2.2 billion at December 31, 2018 primarily from higher unrealized gains within the investment security portfolio supporting our insurance contracts in response to decreased market yields. See Note 3 to our consolidated financial statements for further information about our investment securities.

For additional information see Key Portfolio Characteristics in Other Items in our Annual Report on Form 10-K for the year ended December 31, 2018.

Critical Accounting Estimates. Our insurance reserves include the following key accounting estimates and assumptions described below.

Future policy benefit reserves. Future policy benefit reserves represent the present value of future policy benefits less the present value of future gross premiums based on actuarial assumptions including, but not limited to, morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates); morbidity improvement (i.e., assumed rate of improvement in morbidity in the future); mortality (i.e., life expectancy or longevity); mortality improvement (i.e., assumed rate that mortality is expected to reduce over time); policyholder persistency or lapses (i.e., the length of time a policy will remain in force); anticipated premium increases or benefit reductions associated with future in-force rate actions, including actions that are: (a) approved and not yet implemented, (b) filed but not yet approved, and (c) estimated on future filings through 2028, on long-term care insurance policies; and interest rates. Assumptions are locked-in throughout the remaining life of a contract unless a premium deficiency develops.

Claim reserves. Claim reserves are established when a claim is incurred or is estimated to have been incurred and represents our best estimate of the present value of the ultimate obligations for future claim payments and claim adjustment expenses. Key inputs include actual known facts about the claim, such as the benefits available and cause of disability of the claimant, as well as assumptions derived from our actual historical experience and expected future changes in experience factors. Claim reserves are evaluated periodically for potential changes in loss estimates with the support of qualified actuaries, and any changes are recorded in earnings in the period in which they are determined.

Reinsurance recoverables. We cede insurance risk to third-party reinsurers for a portion of our insurance contracts, primarily on long-term care insurance policies, and record receivables as we are not relieved from our primary obligation to policyholders or cedents. These receivables are estimated in a manner consistent with the future policy benefit reserves and claim reserves. Reserves ceded to reinsurers, net of allowance, were $2.4 billion and $2.3 billion at September 30, 2019 and December 31, 2018, respectively, and are included in the caption “Other GE Capital receivables” on our consolidated Statement of Financial Position.

Premium Deficiency Testing. We annually perform premium deficiency testing in the third quarter in the aggregate across our run-off insurance portfolio. The premium deficiency testing assesses the adequacy of future policy benefit reserves, net of unamortized capitalized acquisition costs, using current assumptions without provision for adverse deviation. A comprehensive review of premium deficiency assumptions is a complex process and depends on a number of factors, many of which are interdependent and require evaluation individually and in the aggregate across all insurance products. The vast majority of our run-off insurance operations consists of reinsurance from multiple ceding insurance entities pursuant to treaties having complex terms and conditions. Premium deficiency testing relies on claim and policy information provided by these ceding entities and considers the reinsurance treaties and underlying policies. In order to utilize that information for purposes of completing experience studies covering all key assumptions, we perform detailed procedures to conform and validate the data received from the ceding entities. Our long-term care insurance business includes coverage where credible claim experience for higher attained ages is still emerging, and to the extent future experience deviates from current expectations, new projections of claim costs extending over the expected life of the policies may be required. Significant uncertainties exist in making projections for these long-term care insurance contracts, which requires that we consider a wide range of possible outcomes.

The primary assumptions used in the premium deficiency tests include:

Morbidity. Morbidity assumptions used in estimating future policy benefit reserves are based on estimates of expected incidences of disability among policyholders and the costs associated with these policyholders asserting claims under their contracts, and these estimates account for any expected future morbidity improvement. For long-term care exposures, estimating expected future costs includes assessments of incidence (probability of a claim), utilization (amount of available benefits expected to be incurred) and continuance (how long the claim will last). Prior to 2017, premium deficiency assumptions considered the risk of anti-selection by including issue age adjustments to morbidity based on an actuarial assumption that long-term care policies issued to younger individuals would exhibit lower expected incidences and claim costs than those issued to older policyholders. Recent claim experience and the development of reconstructed claim cost curves indicated issue age differences had minimal impact on claim cost projections, and, accordingly, beginning in 2017, issue age adjustments were eliminated in developing morbidity assumptions. Higher morbidity increases, while lower morbidity decreases, the present value of expected future benefit payments.

28 2019 3Q FORM 10-Q

MD&A	OTHER ITEMS

Rate of Change in Morbidity. Our annual premium deficiency testing incorporates our best estimates of projected future changes in the morbidity rates reflected in our base cost curves. These estimates draw upon a number of inputs, some of which are subjective, and all of which are interpreted and applied in the exercise of professional actuarial judgment in the context of the characteristics specific to our portfolios. This exercise of judgment considers factors such as the work performed by internal and external independent actuarial experts engaged to advise us in our annual testing, the observed actual experience in our portfolios measured against our base projections, industry developments, and other trends, including advances in the state of medical care and health-care technology development. With respect to industry developments, we take into account that there are differences between and among industry peers in portfolio characteristics (such as demographic features of the insured populations), the aggregate effect of improvement or deterioration as applied to base claim cost projections, the extent to which such base cost projections reflect the most current experience, and the accepted diversity of practice in actuarial professional judgment. We assess the potential for any change in morbidity with reference to our existing base claim cost projections, reconstructed in 2017. Projected improvement or deterioration in morbidity can have a material impact on our future claim cost projections, both on a stand-alone basis and also by virtue of influencing other variables such as discount rate and premium rate increases.

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

Discount rate. Interest rate assumptions used in estimating the present value of future policy benefit reserves are based on expected investment yields, net of related investment expenses and expected defaults. In estimating future yields, we consider the actual yields on our current investment securities held by our run-off insurance operations and the future rates at which we expect to reinvest any proceeds from investment security maturities, net of other operating cash flows, and the projected future capital contributions into our run-off insurance operations. Lower future yields result in a lower discount rate and a higher present value of future policy benefit reserves.

Future long-term care premium rate increases. As a reinsurer, we rely upon the primary insurers that issued the underlying policies to file proposed premium rate increases on those policies with the relevant state insurance regulators, as we have no ability to seek or to institute such premium rate increases. We consider recent experience of rate increase filings made by our ceding companies along with state insurance regulatory processes and precedents in establishing our current expectations. Higher future premium rate increases lower the present value of future policy benefit reserves.

Terminations. Terminations refers to the rate at which the underlying policy is cancelled due to either mortality, lapse (non-payment of premiums by a policyholder), or, in the case of long-term care insurance, benefit exhaustion. Termination rate assumptions used in estimating the present value of future policy benefit reserves are based on the results of our experience studies and reflect actuarial judgment. Lower termination rates increase, while higher termination rates decrease, the present value of expected future benefit payments.

In 2017, based on elevated claim experience for a portion of our long-term care insurance contracts, we initiated a comprehensive review of all premium deficiency testing assumptions across all insurance products, resulting in a reconstruction of our future claim cost projections for long-term care insurance products. Our internal claim experience has been consistent with those reconstructed projections, although the extent of actual experience since 2017 to date is limited in the context of a long-tailed, multi-decade portfolio.

2019 3Q FORM 10-Q 29

MD&A	OTHER ITEMS

2019 Premium Deficiency Testing. We annually perform premium deficiency testing in the aggregate across our run-off insurance portfolio.  As previously disclosed in our second quarter 2019 10-Q, we planned to perform this year’s testing in the third quarter of 2019, consistent with our historical practice prior to 2017 when we reconstructed our claim cost curves. These procedures included updating experience studies since our last test completed in the fourth quarter of 2018, independent actuarial analysis and review of industry benchmarks. As we experienced a premium deficiency in 2018, our 2019 premium deficiency testing started with a zero margin and, accordingly, any net adverse development would result in a future charge to earnings. Using our most recent future policy benefit reserve assumptions, including changes to our assumptions related to discount rate and future premium rate increases, as described below, we identified a premium deficiency resulting in a $1.0 billion pre-tax charge to earnings in the third quarter 2019. The increase to future policy benefit reserves resulting from our 2019 testing was primarily attributable to the following key assumption changes:

•
We have observed a significant decline in market interest rates this year, which has resulted in a lower discount rate and adversely impacted our reserve margin by $1.3 billion. As noted above, our discount rate is based upon the actual yields on our investment portfolio and our forecasted reinvestment rates, which comprise the future rates at which we expect to invest proceeds from investment maturities, net of operating cash flows, and projected future capital contributions. Market interest rates have declined by approximately 130 basis points since our 2018 premium deficiency test, with 60 basis points of this reduction occurring since the second quarter 2019. Although the movement in market rates impacts the reinvestment rate, it does not materially impact the actual yield on our existing investments. Furthermore, our assumed reinvestment rate on future fixed income investments is based both on current expected long-term average rates and market interest rates. Thus, a decline in market interest rates will not result in an equivalent decline in our discount rate assumption. Our discount rate assumption for purposes of performing the premium deficiency assessment resulted in a weighted average rate of 5.74% compared to 6.04% in 2018. This decline in the discount rate from 2018 to 2019 reflected a lower reinvestment rate increasing to an expected long-term average investment yield over a longer period, lower prospective expected returns on higher yielding assets classes introduced with our 2018 strategic initiatives, and slightly lower actual yields on our investment security portfolio.

•
Higher levels of projected long-term care premium rate increases due to larger rate filings by some ceding companies than previously planned, which favorably impacted our reserve margin by $0.3 billion. Since our premium deficiency testing performed in 2018, we have implemented approximately $0.2 billion of previously approved rate increase actions. Our 2019 premium deficiency test includes approximately $2.0 billion of anticipated future premium increases or benefit reductions associated with future in-force rate actions. This represents an increase of $0.3 billion from our 2018 premium deficiency test to account for actions that are: (a) approved and not yet implemented, (b) filed but not yet approved, and (c) estimated on future filings through 2028, and includes the effect of the lower discount rate mentioned above.

As noted above, our observed claim experience in the period since the 2017 reconstruction of our future claim cost projections has been consistent with those projections. Based on the application of professional actuarial judgment to the factors discussed above, we have made no substantial change to our assumptions concerning morbidity, morbidity improvement, mortality, mortality improvement, or terminations in 2019.

As with all assumptions underlying our premium deficiency testing, we will continue to monitor these factors, which may result in future changes in our assumptions.

GAAP Reserve Sensitivities. The results of our premium deficiency testing are sensitive to the assumptions described above. Certain future adverse changes in our assumptions could result in the unlocking of reserves, resetting of actuarial assumptions to current assumptions, an increase to future policy benefit reserves and a charge to earnings. Considering the results of the 2019 premium deficiency test which reset our margin to zero, any future net adverse changes in our assumptions will result in an increase to future policy benefit reserves. For example, adverse changes in key assumptions to our future policy benefits reserves, holding all other assumptions constant, would have the following effects as presented in the table below. Any favorable changes to these assumptions could result in additional margin in our premium deficiency test and higher income over the remaining duration of the portfolio, including higher investment income. The assumptions within our future policy benefit reserves are subject to significant uncertainties, including those inherent in the complex nature of our reinsurance treaties. Many of our assumptions are interdependent and require evaluation individually and in the aggregate across all insurance products. Small changes in the amounts used in the sensitivities or the use of different factors could result in materially different outcomes from those reflected below.

30 2019 3Q FORM 10-Q

MD&A	OTHER ITEMS

	2018 assumption	2019 assumption	Hypothetical change in 2019 assumption	Estimated increase to future policy benefit reserves (In billions, pre-tax)
Long-term care insurance morbidity improvement	1.25% per year over 12 to 20 years	1.25% per year over 12 to 20 years	25 basis point reduction No morbidity improvement	$0.7 $3.7
Long-term care insurance morbidity	Based on company experience	Based on company experience	5% increase in dollar amount of paid claims	$1.1
Long-term care insurance mortality improvement	0.5% per year for 10 years with annual improvement graded to 0% over next 10 years	0.5% per year for 10 years with annual improvement graded to 0% over next 10 years	1.0% per year for 10 years with annual improvement graded to 0% over next 10 years	$0.4
Total terminations:
Long-term care insurance mortality	Based on company experience	Based on company experience	Any change in termination assumptions that reduce total terminations by 10%	$1.0
Long-term care insurance lapse rate	Varies by block, attained age and benefit period; average 0.5 - 1.15%	Varies by block, attained age and benefit period; average 0.5 - 1.15%
Long-term care insurance benefit exhaustion	Based on company experience	Based on company experience
Long-term care insurance future premium rate increases	Varies by block based on filing experience	Varies by block based on filing experience	25% adverse change in premium rate increase success rate	$0.5
Discount rate:
Overall discount rate	6.04%	5.74%	25 basis point reduction	$1.0
Reinvestment rate	4.35%; grading to a long-term average investment yield of 6.0%	3.05%; grading to a long-term average investment yield of 5.9%	25 basis point reduction; grading to long-term investment yield of 5.9%	Less than $0.1
Structured settlement annuity mortality	Based on company experience	Based on company experience	5% decrease in mortality	$0.1
Life insurance mortality	Based on company experience	Based on company experience	5% increase in mortality	$0.3
Statutory Considerations. Our run-off insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices. Statutory accounting practices, not GAAP, determine the required statutory capital levels of our insurance legal entities. We annually perform statutory asset adequacy testing and expect our next testing process to be completed in the first quarter of 2020, the results of which may affect the amount or timing of capital contributions from GE Capital to the insurance legal entities.

See Other Items - New Accounting Standards and Note 12 to the consolidated financial statements and Other Items within MD&A in our Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

2019 3Q FORM 10-Q 31

MD&A	OTHER ITEMS

NEW ACCOUNTING STANDARDS. In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. In October 2019, the FASB affirmed its decision to defer the effective date to periods beginning after December 31, 2021, with an election to adopt early. We are evaluating the effect of the standard on our consolidated financial statements and anticipate that its adoption will significantly change the accounting for measurements of our long-duration insurance liabilities. The ASU requires cash flow assumptions used in the measurement of various insurance liabilities to be reviewed at least annually and updated if actual experience or other evidence indicates previous assumptions need to be revised with any required changes recorded in earnings. Under the current accounting guidance, the discount rate is based on expected investment yields, while under the ASU the discount rate will be equivalent to the upper-medium grade (i.e., single A) fixed-income instrument yield reflecting the duration characteristics of the liability and is required to be updated in each reporting period with changes recorded in other comprehensive income. In measuring the insurance liabilities under the new standard, contracts shall not be grouped together from different issue years. These changes result in the elimination of premium deficiency testing and shadow adjustments. While we continue to evaluate the effect of the standard on our ongoing financial reporting, we anticipate that the adoption of the ASU will materially affect our financial statements. As the ASU is only applicable to the measurements of our long-duration insurance liabilities under GAAP, it will not affect the accounting for our insurance reserves or the levels of capital and surplus under statutory accounting practices.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. The ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to receivables arising from revenue transactions such as contract assets and accounts receivables, as well as reinsurance recoverables at GE Capital's run-off insurance operations and is effective for fiscal years beginning after December 15, 2019. The standard will be applied prospectively with an adjustment to retained earnings. We continue to evaluate the effect of the standard on our consolidated financial statements, however do not expect the ASU to have a material effect on our financial statements.

OUR EMPLOYEES AND EMPLOYEE RELATIONS. In August 2019, most of GE's U.S. unions, including the Industrial Division of the Communications Workers of America (IUE-CWA), ratified new four-year labor agreements to replace the current agreements.

NON-GAAP FINANCIAL MEASURES
We believe that presenting non-GAAP financial measures provides management and investors useful measures to evaluate performance and trends of the total company and its businesses. This includes adjustments in recent periods to GAAP financial measures to increase period-to-period comparability following actions to strengthen our overall financial position and how we manage our business.

In addition, management recognizes that certain non-GAAP terms may be interpreted differently by other companies under different circumstances. In various sections of this report we have made reference to the following non-GAAP financial measures in describing our (1) revenues, specifically GE Industrial segment organic revenues; and GE Industrial organic revenues, (2) profit, specifically GE Industrial segment organic profit; Adjusted GE Industrial profit and profit margin (excluding certain items); Adjusted GE Industrial organic profit and profit margin; Adjusted earnings (loss); and Adjusted earnings (loss) per share (EPS), (3) cash flows, specifically GE Industrial free cash flows (FCF), and (4) debt balances, specifically GE Industrial net debt.

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

32 2019 3Q FORM 10-Q

MD&A	NON-GAAP FINANCIAL MEASURES

GE INDUSTRIAL ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
	Revenue			Segment profit (loss)			Profit margin
Three months ended September 30 (In millions)	2019	2018	V%	2019	2018	V%	2019	2018	V pts

Power (GAAP)	$3,926	$4,559	(14)%	$(144)	$(676)	79%	(3.7)%	(14.8)%	11.1pts
Less: acquisitions	3	—		—	—
Less: business dispositions (other than dispositions acquired for investment)	1	446		2	69
Less: foreign currency effect	(68)	—		—	—
Power organic (Non-GAAP)	$3,990	$4,113	(3)%	$(145)	$(745)	81%	(3.6)%	(18.1)%	14.5pts

Renewable Energy (GAAP)	$4,425	$3,920	13%	$(98)	$116	U	(2.2)%	3.0%	(5.2)pts
Less: acquisitions	1	—		—	—
Less: business dispositions (other than dispositions acquired for investment)	—	—		—	—
Less: foreign currency effect	(69)	—		5	—
Renewable Energy organic (Non-GAAP)	$4,492	$3,920	15%	$(103)	$117	U	(2.3)%	3.0%	(5.3)pts

Aviation (GAAP)	$8,109	$7,480	8%	$1,718	$1,665	3%	21.2%	22.3%	(1.1)pts
Less: acquisitions	—	—		—	—
Less: business dispositions (other than dispositions acquired for investment)	25	117		6	17
Less: foreign currency effect	(3)	—		5	—
Aviation organic (Non-GAAP)	$8,086	$7,363	10%	$1,707	$1,648	4%	21.1%	22.4%	(1.3)pts

Healthcare (GAAP)	$4,923	$4,707	5%	$974	$861	13%	19.8%	18.3%	1.5pts
Less: acquisitions	22	—		(8)	—
Less: business dispositions (other than dispositions acquired for investment)	2	14		15	(9)
Less: foreign currency effect	(43)	—		10	—
Healthcare organic (Non-GAAP)	$4,942	$4,693	5%	$957	$870	10%	19.4%	18.5%	0.9pts

GE Industrial segment (GAAP)	21,383	20,665	3%	2,450	1,967	25%	11.5%	9.5%	2.0pts
Less: acquisitions	27	—		(9)	—
Less: business dispositions	28	577		23	77
Less: foreign currency effect	(183)	—		20	—
GE Industrial segment organic (Non-GAAP)	21,510	20,088	7%	2,417	1,890	28%	11.2%	9.4%	1.8pts

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

*Non-GAAP Financial Measure

2019 3Q FORM 10-Q 33

MD&A	NON-GAAP FINANCIAL MEASURES

GE INDUSTRIAL ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
	Revenue			Segment profit (loss)			Profit margin
Nine months ended September 30 (In millions)	2019	2018	V%	2019	2018	V%	2019	2018	V pts

Power (GAAP)	$13,224	$16,768	(21)%	$84	$(22)	F	0.6%	(0.1)%	0.7pts
Less: acquisitions	22	—		(3)	—
Less: business dispositions (other than dispositions acquired for investment)	10	2,621		(2)	226
Less: foreign currency effect	(444)	—		36	—
Power organic (Non-GAAP)	$13,635	$14,147	(4)%	$52	$(249)	F	0.4%	(1.8)%	2.2pts

Renewable Energy (GAAP)	$10,590	$9,642	10%	$(469)	$312	U	(4.4)%	3.2%	(7.6)pts
Less: acquisitions	3	—		6	—
Less: business dispositions (other than dispositions acquired for investment)	—	—		—	(2)
Less: foreign currency effect	(437)	—		54	—
Renewable Energy organic (Non-GAAP)	$11,024	$9,642	14%	$(528)	$315	U	(4.8)%	3.3%	(8.1)pts

Aviation (GAAP)	$23,940	$22,111	8%	$4,764	$4,743	—%	19.9%	21.5%	(1.6)pts
Less: acquisitions	—	—		—	—
Less: business dispositions (other than dispositions acquired for investment)	25	222		6	32
Less: foreign currency effect	(19)	—		24	—
Aviation organic (Non-GAAP)	$23,933	$21,889	9%	$4,734	$4,711	—%	19.8%	21.5%	(1.7)pts

Healthcare (GAAP)	$14,540	$14,387	1%	$2,714	$2,522	8%	18.7%	17.5%	1.2pts
Less: acquisitions	62	—		(18)	—
Less: business dispositions (other than dispositions acquired for investment)	2	231		(27)	42
Less: foreign currency effect	(313)	—		9	—
Healthcare organic (Non-GAAP)	$14,789	$14,156	4%	$2,750	$2,480	11%	18.6%	17.5%	1.1pts

GE Industrial segment (GAAP)	62,293	62,908	(1)%	7,092	7,555	(6)%	11.4%	12.0%	(0.6)pts
Less: acquisitions	87	—		(15)	—
Less: business dispositions	38	3,074		(24)	298
Less: foreign currency effect	(1,213)	—		123	—
GE Industrial segment organic (Non-GAAP)	63,381	59,834	6%	7,007	7,257	(3)%	11.1%	12.1%	(1.0)pts

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

*Non-GAAP Financial Measure

34 2019 3Q FORM 10-Q

MD&A	NON-GAAP FINANCIAL MEASURES

ADJUSTED GE INDUSTRIAL PROFIT AND PROFIT MARGIN	Three months ended September 30		Nine months ended September 30
(EXCLUDING CERTAIN ITEMS) (NON-GAAP) (In millions)	2019	2018	2019	2018

GE total revenues (GAAP)	$21,519	$21,273	$63,259	$64,601

Costs
GE total costs and expenses (GAAP)	$22,128	$44,566	$64,201	$87,001
Less: GE interest and other financial charges	791	590	1,693	1,773
Less: non-operating benefit costs	562	760	1,684	2,132
Less: restructuring & other	322	1,412	933	2,230
Less: goodwill impairments	740	21,973	1,484	21,973
Add: noncontrolling interests	(5)	(139)	17	(130)
Adjusted GE Industrial costs (Non-GAAP)	$19,708	$19,691	$58,423	$58,762

Other Income
GE other income (GAAP)	$153	$274	$1,177	$1,350
Less: unrealized gains (losses)	(86)	(73)	(125)	193
Less: restructuring & other	—	(80)	9	(113)
Less: gains (losses) and impairments for disposed or held for sale businesses	(97)	207	153	470
Adjusted GE other income (Non-GAAP)	336	220	1,140	800

GE Industrial profit (GAAP)	$(456)	$(23,019)	$236	$(21,050)
GE Industrial profit margin (GAAP)	(2.1)%	(108.2)%	0.4%	(32.6)%

Adjusted GE Industrial profit (Non-GAAP)	$2,147	$1,801	$5,976	$6,639
Adjusted GE Industrial profit margin (Non-GAAP)	10.0%	8.5%	9.4%	10.3%

We believe that GE Industrial profit and profit margins adjusted for the items included in the above reconciliation are meaningful measures because they increase the comparability of period-to-period results.

GE INDUSTRIAL ORGANIC REVENUES (NON-GAAP)	Three months ended September 30			Nine months ended September 30
(In millions)	2019	2018	V%	2019	2018	V%
GE Industrial revenues (GAAP)	$21,519	$21,273	1%	$63,259	$64,601	(2)%
Adjustments:	—	—		—	—
Less: acquisitions	27	—		87	—
Less: business dispositions	28	837		45	3,697
Less: foreign currency effect	(184)	—		(1,226)	—
GE Industrial organic revenues (Non-GAAP)	$21,648	$20,435	6%	$64,353	$60,904	6%

We believe that this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends.

ADJUSTED GE INDUSTRIAL ORGANIC PROFIT	Three months ended September 30			Nine months ended September 30
(NON-GAAP) (In millions)	2019	2018	V%	2019	2018	V%

Adjusted GE Industrial profit (Non-GAAP)	$2,147	$1,801	19%	$5,976	$6,639	(10)%
Adjustments:
Less: acquisitions	(9)	—		(15)	—
Less: business dispositions	23	85		(32)	284
Less: foreign currency effect	25	—		136	—
Adjusted GE Industrial organic profit (Non-GAAP)	$2,108	$1,716	23%	$5,887	$6,355	(7)%

Adjusted GE Industrial profit margin (Non-GAAP)	10.0%	8.5%	1.5pts	9.4%	10.3%	0.9pts
Adjusted GE Industrial organic profit margin (Non-GAAP)	9.7%	8.4%	1.3pts	9.1%	10.4%	(1.3)pts

We believe that this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends.

*Non-GAAP Financial Measure

2019 3Q FORM 10-Q 35

MD&A	NON-GAAP FINANCIAL MEASURES

ADJUSTED EARNINGS (LOSS) (NON-GAAP)	Three months ended September 30			Nine months ended September 30
(In millions)	2019	2018	V%	2019	2018	V%

Consolidated earnings (loss) from continuing operations attributable to GE common shareowners (GAAP)	$(1,325)	$(22,956)	94%	$(707)	$(21,947)	97%
Less: GE Capital earnings (loss) from continuing operations attributable to GE common shareowners (GAAP)	(645)	19		(599)	(403)
GE Industrial earnings (loss) (Non-GAAP)	(680)	(22,975)	97%	(108)	(21,544)	99%
Non-operating benefits costs (pre-tax) (GAAP)	(562)	(760)		(1,684)	(2,132)
Tax effect on non-operating benefit costs	118	160		354	448
Less: non-operating benefit costs (net of tax)	(444)	(601)		(1,331)	(1,684)
Gains (losses) and impairments for disposed or held for sale businesses (pre-tax)	(97)	207		153	470
Tax effect on gains (losses) and impairments for disposed or held for sale businesses(a)	(34)	(89)		3	(194)
Less: gains (losses) and impairments for disposed or held for sale businesses (net of tax)	(130)	118		156	276
Restructuring & other (pre-tax)	(322)	(1,491)		(924)	(2,343)
Tax effect on restructuring & other(a)	68	315		208	272
Less: restructuring & other (net of tax)	(254)	(1,176)		(716)	(2,071)
Goodwill impairments (pre-tax)	(740)	(21,973)		(1,484)	(21,973)
Tax effect on goodwill impairments(a)	—	(246)		(55)	(246)
Less: goodwill impairments (net of tax)	(740)	(22,220)		(1,539)	(22,220)
Unrealized gains (losses)	(86)	(73)		(125)	193
Tax on unrealized gains (losses)	18	15		26	(41)
Less: unrealized gains (losses)	(68)	(58)		(98)	153
Debt extinguishment costs	(255)	—		(255)	—
Tax effect on debt extinguishment costs	53	—		53	—
Less: debt extinguishment costs (net of tax)	(201)	—		(201)	—
Less: GE Industrial U.S. tax reform enactment adjustment	—	—		(101)	(55)
Adjusted GE Industrial earnings (loss) (Non-GAAP)	$1,158	$961	20%	$3,722	$4,058	(8)%

GE Capital earnings (loss) from continuing operations attributable to GE common shareowners (GAAP)	(645)	19	U	(599)	(403)	(49)%
Insurance premium deficiency test charge (pre-tax)	(972)	—		(972)	—
Tax effect on insurance premium deficiency test charge(a)	204	—		204	—
Less: Insurance premium deficiency test charge (net of tax)	(768)	—		(768)	—
Less: GE Capital U.S. tax reform enactment adjustment	—	—		99	(45)
Adjusted GE Capital earnings (loss) (Non-GAAP)	$123	$19	F	$70	$(358)	F

Adjusted GE Industrial earnings (loss) (Non-GAAP)	$1,158	$961	20%	$3,722	$4,058	(8)%
Add: Adjusted GE Capital earnings (loss) (Non-GAAP)	123	19	F	70	(358)	F
Adjusted earnings (loss) (Non-GAAP)	$1,282	$980	31%	$3,792	$3,699	3%

(a) The tax effect was calculated using a 21% U.S. federal statutory tax rate, based on its applicability to such cost.

*Non-GAAP Financial Measure

36 2019 3Q FORM 10-Q

MD&A	NON-GAAP FINANCIAL MEASURES

ADJUSTED EARNINGS (LOSS) PER SHARE (EPS)	Three months ended September 30			Nine months ended September 30
(NON-GAAP)	2019	2018	V%	2019	2018	V%

Consolidated EPS from continuing operations attributable to GE common shareowners (GAAP)	$(0.15)	$(2.64)	94%	$(0.08)	$(2.53)	97%
Less: GE Capital EPS from continuing operations attributable to GE common shareowners (GAAP)	(0.07)	—		(0.07)	(0.05)
GE Industrial EPS (Non-GAAP)	$(0.08)	$(2.64)	97%	$(0.01)	$(2.48)	100%
Non-operating benefits costs (pre-tax) (GAAP)	(0.06)	(0.09)		(0.19)	(0.25)
Tax effect on non-operating benefit costs	0.01	0.02		0.04	0.05
Less: non-operating benefit costs (net of tax)	(0.05)	(0.07)		(0.15)	(0.19)
Gains (losses) and impairments for disposed or held for sale businesses (pre-tax)	(0.01)	0.02		0.02	0.05
Tax effect on gains (losses) and impairments for disposed or held for sale businesses(a)	—	(0.01)		—	(0.02)
Less: gains (losses) and impairments for disposed or held for sale businesses (net of tax)	(0.01)	0.01		0.02	0.03
Restructuring & other (pre-tax)	(0.04)	(0.17)		(0.11)	(0.27)
Tax effect on restructuring & other(a)	0.01	0.04		0.02	0.03
Less: restructuring & other (net of tax)	(0.03)	(0.14)		(0.08)	(0.24)
Goodwill impairments (pre-tax)	(0.08)	(2.53)		(0.17)	(2.53)
Tax effect on goodwill impairments(a)	—	(0.03)		(0.01)	(0.03)
Less: goodwill impairments (net of tax)	(0.08)	(2.56)		(0.18)	(2.56)
Unrealized gains (losses)	(0.01)	(0.01)		(0.01)	0.02
Tax on unrealized gains (losses)	—	—		—	—
Less: unrealized gains (losses)	(0.01)	(0.01)		(0.01)	0.02
Debt extinguishment costs	(0.03)	—		(0.03)	—
Tax effect on debt extinguishment costs	0.01	—		0.01	—
Less: debt extinguishment costs (net of tax)	(0.02)	—		(0.02)	—
Less: GE Industrial U.S. tax reform enactment adjustment	—	—		(0.01)	(0.01)
Adjusted GE Industrial EPS (Non-GAAP)	$0.13	$0.11	18%	$0.43	$0.47	(9)%

GE Capital EPS from continuing operations attributable to GE common shareowners (GAAP)	(0.07)	—	U	(0.07)	(0.05)	(40)%
Insurance premium deficiency test charge (pre-tax)	(0.11)	—		(0.11)	—
Tax effect on insurance premium deficiency test charge(a)	0.02	—		0.02	—
Less: Insurance premium deficiency test charge (net of tax)	(0.09)	—		(0.09)	—
Less: GE Capital U.S. tax reform enactment adjustment	—	—		0.01	(0.01)
Adjusted GE Capital EPS (Non-GAAP)	$0.01	$—	F	$0.01	$(0.04)	F

Adjusted GE Industrial EPS (Non-GAAP)	$0.13	$0.11	18%	$0.43	$0.47	(9)%
Add: Adjusted GE Capital EPS (Non-GAAP)	0.01	—	F	0.01	(0.04)	F
Adjusted EPS (Non-GAAP)	$0.15	$0.11	36%	$0.43	$0.42	2%

(a) The tax effect was calculated using a 21% U.S. federal statutory tax rate, based on its applicability to such cost.
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

*Non-GAAP Financial Measure

2019 3Q FORM 10-Q 37

MD&A	NON-GAAP FINANCIAL MEASURES

GE INDUSTRIAL FREE CASH FLOWS (FCF) (NON-GAAP)	Nine months ended September 30
(In millions)	2019	2018

GE CFOA (GAAP)	$77	$(4,458)
Add: gross additions to property, plant and equipment	(1,596)	(1,702)
Add: gross additions to internal-use software	(203)	(233)
Less: GE Pension Plan funding	—	(6,000)
Less: taxes related to business sales	(160)	(91)
GE Industrial free cash flows (Non-GAAP)	$(1,562)	$(303)

We believe that investors may find it useful to compare GE's Industrial free cash flows* performance without the effects of cash used for taxes related to business sales and contributions to the GE Pension Plan. We believe that this measure will better allow management and investors to evaluate the capacity of our industrial operations to generate free cash flows.

GE INDUSTRIAL NET DEBT (NON-GAAP) (In millions)	September 30, 2019	December 31, 2018

Total GE short- and long-term borrowings (GAAP)	$54,086	$62,212
Less: GE Capital short- and long-term debt assumed by GE	33,514	36,262
Add: intercompany loans from GE Capital	13,269	13,749
Total adjusted GE borrowings	$33,842	$39,700
Total pension and retiree benefit plan liabilities (pre-tax)(a)	27,159	27,159
Less: taxes at 21%	5,703	5,703
Total pension and retiree benefit plan liabilities (net of tax)	$21,456	$21,456
GE operating lease liabilities(b)	3,389	3,868
GE preferred stock	5,695	5,573
Less: 50% of GE preferred stock	2,848	2,787
50% of preferred stock	$2,848	$2,787
Deduction for total GE cash, cash equivalents and restricted cash	(16,656)	(16,632)
Less: 25% of GE cash, cash equivalents and restricted cash	(4,164)	(4,158)
Deduction for 75% of GE cash, cash equivalents and restricted cash	$(12,492)	$(12,474)
Total GE Industrial net debt (Non-GAAP)	$49,042	$55,336

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

*Non-GAAP FInancial Measure

38 2019 3Q FORM 10-Q

OTHER

CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of
September 30, 2019, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

OTHER FINANCIAL DATA
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS. GE did not repurchase any equity securities during the three months ended September 30, 2019, and no repurchase program has been authorized.

LEGAL PROCEEDINGS
The following information supplements and amends our discussion set forth under “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.

WMC. At September 30, 2019, there was one active lawsuit in which our discontinued U.S. mortgage business, WMC, is a party. The lawsuit is pending in the United States District Court for the District of Connecticut. TMI Trust Company (TMI), as successor to Law Debenture Trust Company of New York, is asserting claims on approximately $800 million of mortgage loans, and alleges losses on these loans in excess of $425 million. Trial in this case commenced in January 2018. The parties concluded their presentation of evidence and delivered closing arguments in June 2018. Based on a joint application by the parties and subsequent renewals, the District Court has stayed the proceedings in light of ongoing settlement negotiations. In April 2019, the securitization trustee notified the bondholders in SABR 2006-WM2, the securitization trust at issue in the lawsuit, of a proposed settlement of the lawsuit and requested that bondholders express any view on whether the trustee should accept or reject the proposed settlement. The amount of the claim at issue in the TMI case reflects the purchase price or unpaid principal balances of the mortgage loans at issue at the time of purchase and does not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. As previously reported, WMC commenced a case in April 2019 under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. WMC has filed a Chapter 11 plan seeking an efficient and orderly resolution of all claims, demands, rights, and/or liabilities to be asserted by or against WMC as the debtor, including the claim at issue in the TMI case. A hearing to approve the Chapter 11 plan is scheduled for early November 2019. See Note 19 to the consolidated financial statements for further information.

Alstom legacy matters. In connection with our acquisition of Alstom’s Thermal, Renewables and Grid businesses in November 2015, we are subject to legacy legal proceedings and legal compliance risks that relate to claimed anti-competitive conduct or improper payments by Alstom in the pre-acquisition period. See Note 19 to the consolidated financial statements for further information.

Shareholder lawsuits. Since November 2017, several putative shareholder class actions under the federal securities laws have been filed against GE and certain affiliated individuals and consolidated into a single action currently pending in the U.S. District Court for the Southern District of New York (the Hachem case). In October 2018, the lead plaintiff filed a fourth amended consolidated class action complaint naming as defendants GE and current and former GE executive officers. It alleges violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 related to insurance reserves and accounting for long-term service agreements and seeks damages on behalf of shareowners who acquired GE stock between February 27, 2013 and January 23, 2018. GE filed a motion to dismiss, and in August 2019 the court dismissed a majority of the claims, including all of the claims related to insurance reserves. The court, however, granted the plaintiffs leave to amend their complaint, and we expect the plaintiffs to file a fifth amended complaint during the fourth quarter of 2019.

Since February 2018, multiple shareholder derivative lawsuits have also been filed against current and former GE executive officers and members of GE’s Board of Directors and GE (as nominal defendant). Two shareholder derivative lawsuits are currently pending: the Bennett case, which was filed in Massachusetts state court, and the Cuker case, which was filed in New York state court. These lawsuits have alleged violations of securities laws, breaches of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement, although the specific matters underlying the allegations in the lawsuits have varied. The allegations in the Bennett case relate to substantially the same facts as those underlying the securities class action described above, and the allegations in the Cuker case relate to alleged corruption in China. The Bennett complaint also includes a claim for professional negligence and accounting malpractice against GE’s auditor, KPMG. The plaintiffs seek unspecified damages and improvements in GE’s corporate governance and internal procedures. The Bennett case has been stayed pending final resolution of another shareholder derivative lawsuit (the Gammel case) that was previously dismissed. In August 2019, the Cuker plaintiffs filed an amended complaint. In September 2019, GE filed a motion to dismiss the amended complaint.

2019 3Q FORM 10-Q 39

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

In July 2018, a putative class action (the Mahar case) was filed in New York state court naming as defendants GE, former GE executive officers, a former member of GE’s Board of Directors and KPMG. It alleged violations of Sections 11, 12 and 15 of the Securities Act of 1933 based on alleged misstatements related to insurance reserves and performance of GE’s business segments in GE Stock Direct Plan registration statements and documents incorporated therein by reference and seeks damages on behalf of shareowners who acquired GE stock between July 20, 2015 and July 19, 2018 through the GE Stock Direct Plan. In February 2019, this case was dismissed. In March 2019, plaintiffs filed an amended derivative complaint naming the same defendants. In April 2019, GE filed a motion to dismiss the amended complaint. In October 2019, the court denied GE's motion to dismiss and stayed the case pending the outcome of the Hachem case.

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

In February 2019, two putative class actions (the Birnbaum case and the Sheet Metal Workers Local 17 Trust Funds case) were filed in the U.S. District Court for the Southern District of New York naming as defendants GE and current and former GE executive officers. In April 2019, the court issued an order consolidating these two actions. In June 2019, the lead plaintiff filed an amended consolidated complaint. It alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 based on alleged misstatements regarding GE's H-class turbines and goodwill related to GE's Power business. The lawsuit seeks damages on behalf of shareowners who acquired GE stock between December 4, 2017 and December 6, 2018. In August 2019, the lead plaintiff filed a second amended complaint. In September 2019, GE filed a motion to dismiss the second amended complaint.

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

As previously reported by Baker Hughes, a GE company (BHGE), in March 2019, two derivative lawsuits were filed in the Delaware Court of Chancery naming as defendants GE, directors of BHGE (including former members of GE’s Board of Directors and current and former GE executive officers) and BHGE (as nominal defendant), and the court issued an order consolidating these two actions (the Schippnick case). The complaint as amended in May 2019 alleges, among other things, that GE and the BHGE directors breached their fiduciary duties and that GE was unjustly enriched by entering into transactions and agreements related to GE's sales of approximately 12% of its ownership interest in BHGE in November 2018. The complaint seeks declaratory relief, disgorgement of profits, an award of damages, pre- and post-judgment interest and attorneys’ fees and costs. In May 2019, the plaintiffs voluntarily dismissed their claims against the directors who were members of BHGE’s Conflicts Committee and a former BHGE director. In October 2019, the Court denied the remaining defendants’ motions to dismiss, except with respect to the unjust enrichment claim against GE, which has been dismissed.

In August 2019, a putative class action (the Tri-State case) was filed in the Delaware Court of Chancery naming as defendants GE and the former Board of Directors of Baker Hughes Incorporated (BHI). It alleges fraud, aiding and abetting breaches of fiduciary duty, and aiding and abetting breaches of duty of disclosure by GE based on allegations regarding financial statements that GE provided the former BHI board, management and shareholders in connection with BHI’s merger with GE’s Oil and Gas Business in July 2017. The plaintiff seeks damages on behalf of BHI shareholders during the period between October 7, 2016 and July 5, 2017.
These cases are at an early stage; we believe we have defenses to the claims and are responding accordingly.

40 2019 3Q FORM 10-Q

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AND NOTES

Certain columns and rows within the financial statements and accompanying notes may not add due to the use of rounded numbers.

2019 3Q FORM 10-Q 41

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)	Three months ended September 30
(UNAUDITED)	General Electric Company and consolidated affiliates
(In millions; per-share amounts in dollars)	2019	2018

Sales of goods	$14,869	$14,524
Sales of services	6,635	6,758
GE Capital revenues from services	1,856	2,110
Total revenues (Note 9)	23,360	23,392

Cost of goods sold	12,503	12,804
Cost of services sold	4,825	5,043
Selling, general and administrative expenses	3,293	4,100
Interest and other financial charges	1,279	1,155
Insurance losses and annuity benefits	1,463	710
Goodwill impairments	740	21,973
Non-operating benefit costs	565	763
Other costs and expenses	99	85
Total costs and expenses	24,767	46,633

Other income	158	279
GE Capital earnings (loss) from continuing operations	—	—

Earnings (loss) from continuing operations before income taxes	(1,249)	(22,962)
Benefit (provision) for income taxes	(41)	(52)
Earnings (loss) from continuing operations	(1,290)	(23,014)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(8,093)	155
Net earnings (loss)	(9,383)	(22,859)
Less net earnings (loss) attributable to noncontrolling interests	40	(90)
Net earnings (loss) attributable to the Company	(9,423)	(22,769)
Preferred stock dividends	(42)	(39)
Net earnings (loss) attributable to GE common shareowners	$(9,465)	$(22,808)

Amounts attributable to GE common shareowners
Earnings (loss) from continuing operations	$(1,290)	$(23,014)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(7)	(97)
Earnings (loss) from continuing operations attributable to the Company	(1,283)	(22,917)
Preferred stock dividends	(42)	(39)
Earnings (loss) from continuing operations attributable
to GE common shareowners	(1,325)	(22,956)
Earnings (loss) from discontinued operations, net of taxes	(8,093)	155
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	46	7
Net earnings (loss) attributable to GE common shareowners	$(9,465)	$(22,808)

Earnings (loss) per share from continuing operations (Note 16)
Diluted earnings (loss) per share	$(0.15)	$(2.64)
Basic earnings (loss) per share	$(0.15)	$(2.64)

Net earnings (loss) per share (Note 16)
Diluted earnings (loss) per share	$(1.08)	$(2.62)
Basic earnings (loss) per share	$(1.08)	$(2.62)

Dividends declared per common share	$0.01	$0.12

42 2019 3Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS) (CONTINUED)	Three months ended September 30
(UNAUDITED)	GE(a)		Financial Services (GE Capital)
(In millions; per-share amounts in dollars)	2019	2018	2019	2018

Sales of goods	$14,879	$14,501	$22	$37
Sales of services	6,640	6,772	—	—
GE Capital revenues from services	—	—	2,075	2,436
Total revenues	21,519	21,273	2,097	2,473

Cost of goods sold	12,519	12,789	17	28
Cost of services sold	4,341	4,560	510	502
Selling, general and administrative expenses	3,172	3,905	199	332
Interest and other financial charges	791	590	590	704
Insurance losses and annuity benefits	—	—	1,469	732
Goodwill impairments	740	21,973	—	—
Non-operating benefit costs	562	760	3	2
Other costs and expenses	4	(13)	103	115
Total costs and expenses	22,128	44,566	2,890	2,416

Other income	153	274	—	—
GE Capital earnings (loss) from continuing operations	(645)	19	—	—

Earnings (loss) from continuing operations before income taxes	(1,101)	(23,000)	(793)	57
Benefit (provision) for income taxes	(229)	(95)	188	43
Earnings (loss) from continuing operations	(1,330)	(23,095)	(604)	99
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(8,093)	155	(18)	40
Net earnings (loss)	(9,424)	(22,940)	(623)	139
Less net earnings (loss) attributable to noncontrolling interests	41	(132)	(2)	42
Net earnings (loss) attributable to the Company	(9,465)	(22,808)	(621)	98
Preferred stock dividends	—	—	(42)	(39)
Net earnings (loss) attributable to GE common shareowners	$(9,465)	$(22,808)	$(663)	$59

Amounts attributable to GE common shareowners:
Earnings (loss) from continuing operations	$(1,330)	$(23,095)	$(604)	$99
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(5)	(139)	(2)	42
Earnings (loss) from continuing operations attributable to the Company	(1,325)	(22,956)	(603)	58
Preferred stock dividends	—	—	(42)	(39)
Earnings (loss) from continuing operations attributable
to GE common shareowners	(1,325)	(22,956)	(645)	19
Earnings (loss) from discontinued operations, net of taxes	(8,093)	155	(18)	40
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	46	7	—	—
Net earnings (loss) attributable to GE common shareowners	$(9,465)	$(22,808)	$(663)	$59

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

2019 3Q FORM 10-Q 43

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)	Nine months ended September 30
(UNAUDITED)	General Electric Company and consolidated affiliates
(In millions; per-share amounts in dollars)	2019	2018

Sales of goods	$42,220	$42,886
Sales of services	20,912	21,717
GE Capital revenues from services	5,845	5,909
Total revenues (Note 9)	68,976	70,513

Cost of goods sold	35,123	35,780
Cost of services sold	15,825	16,464
Selling, general and administrative expenses	10,120	11,013
Interest and other financial charges	3,272	3,585
Insurance losses and insurance annuity benefits	2,712	2,009
Goodwill impairments	1,484	21,973
Non-operating benefit costs	1,694	2,141
Other costs and expenses	337	253
Total costs and expenses	70,568	93,219

Other income	1,170	1,388
GE Capital earnings (loss) from continuing operations	—	—

Earnings (loss) from continuing operations before income taxes	(422)	(21,318)
Benefit (provision) for income taxes	1	(460)
Earnings (loss) from continuing operations	(421)	(21,777)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(5,212)	(1,526)
Net earnings (loss)	(5,634)	(23,304)
Less net earnings (loss) attributable to noncontrolling interests	73	(188)
Net earnings (loss) attributable to the Company	(5,707)	(23,116)
Preferred stock dividends	(270)	(260)
Net earnings (loss) attributable to GE common shareowners	$(5,977)	$(23,376)

Amounts attributable to GE common shareowners
Earnings (loss) from continuing operations	$(421)	$(21,777)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	16	(90)
Earnings (loss) from continuing operations attributable to the Company	(437)	(21,687)
Preferred stock dividends	(270)	(260)
Earnings (loss) from continuing operations attributable
to GE common shareowners	(707)	(21,947)
Earnings (loss) from discontinued operations, net of taxes	(5,212)	(1,526)
Less net earnings (loss) attributable to noncontrolling interests,
discontinued operations	58	(97)
Net earnings (loss) attributable to GE common shareowners	$(5,977)	$(23,376)

Earnings (loss) per share from continuing operations (Note 16)
Diluted earnings (loss) per share	$(0.08)	$(2.53)
Basic earnings (loss) per share	$(0.08)	$(2.53)

Net earnings (loss) per share (Note 16)
Diluted earnings (loss) per share	$(0.69)	$(2.69)
Basic earnings (loss) per share	$(0.69)	$(2.69)

Dividends declared per common share	$0.03	$0.36

44 2019 3Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS) (CONTINUED)	Nine months ended September 30
(UNAUDITED)	GE(a)		Financial Services (GE Capital)
(In millions; per-share amounts in dollars)	2019	2018	2019	2018

Sales of goods	$42,312	$42,815	$56	$100
Sales of services	20,948	21,786	—	—
GE Capital revenues from services	—	—	6,589	6,975
Total revenues	63,259	64,601	6,645	7,075

Cost of goods sold	35,233	35,723	44	78
Cost of services sold	14,372	14,975	1,508	1,573
Selling, general and administrative expenses	9,734	10,457	677	987
Interest and other financial charges	1,693	1,773	1,913	2,296
Insurance losses and insurance annuity benefits	—	—	2,771	2,071
Goodwill impairments	1,484	21,973	—	—
Non-operating benefit costs	1,684	2,132	10	9
Other costs and expenses	—	(33)	380	328
Total costs and expenses	64,201	87,001	7,303	7,342

Other income	1,177	1,350	—	—
GE Capital earnings (loss) from continuing operations	(599)	(403)	—	—

Earnings (loss) from continuing operations before income taxes	(363)	(21,454)	(658)	(268)
Benefit (provision) for income taxes	(327)	(624)	327	165
Earnings (loss) from continuing operations	(690)	(22,078)	(331)	(103)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(5,212)	(1,526)	255	(1,579)
Net earnings (loss)	(5,902)	(23,604)	(76)	(1,682)
Less net earnings (loss) attributable to noncontrolling interests	75	(228)	(2)	40
Net earnings (loss) attributable to the Company	(5,977)	(23,376)	(74)	(1,722)
Preferred stock dividends	—	—	(270)	(260)
Net earnings (loss) attributable to GE common shareowners	$(5,977)	$(23,376)	$(344)	$(1,982)

Amounts attributable to GE common shareowners:
Earnings (loss) from continuing operations	$(690)	$(22,078)	$(331)	$(103)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	17	(130)	(2)	40
Earnings (loss) from continuing operations attributable to the Company	(707)	(21,947)	(329)	(143)
Preferred stock dividends	—	—	(270)	(260)
Earnings (loss) from continuing operations attributable
to GE common shareowners	(707)	(21,947)	(599)	(403)
Earnings (loss) from discontinued operations, net of taxes	(5,212)	(1,526)	255	(1,579)
Less net earnings (loss) attributable to noncontrolling interests,
discontinued operations	58	(97)	—	—
Net earnings (loss) attributable to GE common shareowners	$(5,977)	$(23,376)	$(344)	$(1,982)

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

2019 3Q FORM 10-Q 45

FINANCIAL STATEMENTS

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES CONSOLIDATED STATEMENT OF
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	Three months ended September 30		Nine months ended September 30
(In millions, net of tax)	2019	2018	2019	2018

Net earnings (loss)	$(9,383)	$(22,859)	$(5,634)	$(23,304)
Less net earnings (loss) attributable to noncontrolling interests	40	(90)	73	(188)
Net earnings (loss) attributable to the Company	$(9,423)	$(22,769)	$(5,707)	$(23,116)

Investment securities	$18	$(57)	$116	$67
Currency translation adjustments	762	(633)	1,044	(1,471)
Cash flow hedges	(2)	(9)	10	(35)
Benefit plans	655	862	1,838	2,521
Other comprehensive income (loss)	1,433	164	3,010	1,082
Less: other comprehensive income (loss) attributable to noncontrolling interests	(58)	(39)	(43)	(93)
Other comprehensive income (loss) attributable to the Company	$1,491	$203	$3,053	$1,174

Comprehensive income (loss)	$(7,950)	$(22,695)	$(2,624)	$(22,222)
Less: comprehensive income (loss) attributable to noncontrolling interests	(19)	(129)	30	(281)
Comprehensive income (loss) attributable to the Company	$(7,931)	$(22,566)	$(2,654)	$(21,941)

46 2019 3Q FORM 10-Q

FINANCIAL STATEMENTS

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES CONSOLIDATED STATEMENT OF
CHANGES IN SHAREOWNERS' EQUITY (UNAUDITED)	Three months ended September 30		Nine months ended September 30
(In millions)	2019	2018	2019	2018

Preferred stock issued	$6	$6	$6	$6
Common stock issued	$702	$702	$702	$702

Beginning balance	(12,852)	(13,432)	(14,414)	(14,404)
Investment securities	18	(56)	116	67
Currency translation adjustments	824	(595)	1,084	(1,379)
Cash flow hedges	(2)	(8)	11	(35)
Benefit plans	650	863	1,842	2,521
Accumulated other comprehensive income (loss) ending balance	$(11,361)	$(13,229)	$(11,361)	$(13,229)
Beginning balance	34,324	37,352	35,504	37,384
Gains (losses) on treasury stock dispositions	(160)	(210)	(817)	(518)
Stock-based compensation	118	107	382	315
Other changes	33	62	(753)	131
Other capital ending balance	$34,315	$37,311	$34,315	$37,311
Beginning balance	96,773	114,913	93,109	117,245
Net earnings (loss) attributable to the Company	(9,423)	(22,769)	(5,707)	(23,116)
Dividends and other transactions with shareowners	(138)	(1,276)	(557)	(3,762)
Changes in accounting (Note 1)	—	—	368	501
Retained earnings ending balance	$87,213	$90,867	$87,213	$90,867
Beginning balance	(83,137)	(84,471)	(83,925)	(84,902)
Purchases	(8)	(55)	(53)	(198)
Dispositions	204	324	1,038	897
Common stock held in treasury ending balance	$(82,940)	$(84,202)	$(82,940)	$(84,202)
GE shareowners' equity balance	27,935	31,454	27,935	31,454
Noncontrolling interests balance (Note 15)	1,219	16,383	1,219	16,383
Total equity balance at September 30(a)	$29,153	$47,837	$29,153	$47,837

(a)
Total equity balance decreased by $(18,684) million in the last twelve months from September 30, 2018, primarily due to reduction of non-controlling interest balance of $(15,192) million attributable to Baker Hughes Class A shareholders at September 30, 2018 and after-tax loss of $(8,190) million in discontinued operations due to deconsolidation of Baker Hughes in the third quarter of 2019, partially offset by after-tax gain of $2,508 million in discontinued operations due to spin-off and subsequent merger of our Transportation business with Wabtec in the first quarter of 2019. See Note 2 for further information.

2019 3Q FORM 10-Q 47

FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL POSITION (UNAUDITED)	General Electric Company and consolidated affiliates
(In millions, except share amounts)	September 30, 2019	December 31, 2018

Cash, cash equivalents and restricted cash	$27,810	$31,124
Investment securities (Note 3)	48,225	33,508
Current receivables (Note 4)	16,018	14,645
Financing receivables – net (Note 5)	3,321	7,699
Inventories (Note 6)	15,203	13,803
Other GE Capital receivables	7,387	7,143
Property, plant and equipment – net (Note 7)	42,886	43,611
Operating lease assets (Note 7)	2,970	—
Receivable from GE Capital	—	—
Investment in GE Capital	—	—
Goodwill (Note 8)	26,666	33,974
Other intangible assets – net (Note 8)	10,766	12,178
Contract and other deferred assets (Note 10)	17,133	17,431
All other assets	18,043	18,357
Deferred income taxes (Note 14)	9,570	12,117
Assets of businesses held for sale (Note 2)	12,832	1,629
Assets of discontinued operations (Note 2)	4,178	63,853
Total assets	$263,009	$311,072

Short-term borrowings (Note 11)	$17,046	$12,776
Short-term borrowings assumed by GE (Note 11)	—	—
Accounts payable, principally trade accounts	14,493	14,257
Progress collections and deferred income (Note 10)	19,041	18,983
Other GE current liabilities	13,675	14,453
Non-recourse borrowings of consolidated securitization entities (Note 11)	1,498	1,875
Long-term borrowings (Note 11)	74,701	88,949
Long-term borrowings assumed by GE (Note 11)	—	—
Operating lease liabilities (Note 7)	3,169	—
Insurance liabilities and annuity benefits (Note 12)	40,084	35,562
Non-current compensation and benefits	31,194	32,740
All other liabilities	17,026	20,008
Liabilities of businesses held for sale (Note 2)	1,543	708
Liabilities of discontinued operations (Note 2)	387	19,281
Total liabilities	233,856	259,591

Preferred stock (5,939,875 shares outstanding at both September 30, 2019 and December 31, 2018)	6	6
Common stock (8,733,549,000 and 8,702,227,000 shares outstanding at September 30, 2019 and December 31, 2018, respectively)	702	702
Accumulated other comprehensive income (loss) – net attributable to GE	(11,361)	(14,414)
Other capital	34,315	35,504
Retained earnings	87,213	93,109
Less common stock held in treasury	(82,940)	(83,925)
Total GE shareowners’ equity	27,935	30,981
Noncontrolling interests	1,219	20,500
Total equity (Note 15)	29,153	51,481
Total liabilities and equity	$263,009	$311,072

48 2019 3Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL POSITION (CONTINUED)	GE(a)		Financial Services (GE Capital)
(UNAUDITED) (In millions, except share amounts)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018

Cash, cash equivalents and restricted cash	$16,656	$16,632	$11,154	$14,492
Investment securities (Note 3)	9,485	187	38,741	33,393
Current receivables (Note 4)	12,657	10,262	—	—
Financing receivables - net (Note 5)	—	—	7,748	13,628
Inventories (Note 6)	15,203	13,803	—	—
Other GE Capital receivables	—	—	12,999	15,361
Property, plant and equipment – net (Note 7)	14,132	14,828	29,378	29,510
Operating lease assets (Note 7)	3,187	—	244	—
Receivable from GE Capital	20,244	22,513	—	—
Investment in GE Capital	12,819	11,412	—	—
Goodwill (Note 8)	25,827	33,070	839	904
Other intangible assets – net (Note 8)	10,560	11,942	206	236
Contract and other deferred assets (Note 10)	17,166	17,431	—	—
All other assets	9,061	8,578	9,418	9,869
Deferred income taxes (Note 14)	7,156	10,176	2,415	1,936
Assets of businesses held for sale (Note 2)	8,755	1,524	3,900	—
Assets of discontinued operations (Note 2)	186	59,169	3,993	4,610
Total assets	$183,094	$231,526	$121,035	$123,939

Short-term borrowings (Note 11)	$5,465	$5,147	$5,123	$4,999
Short-term borrowings assumed by GE (Note 11)	7,310	4,207	2,990	2,684
Accounts payable, principally trade accounts	17,858	19,148	1,397	1,612
Progress collections and deferred income (Note 10)	19,245	19,239	—	—
Other GE current liabilities	13,886	14,453	—	—
Non-recourse borrowings of consolidated securitization entities (Note 11)	—	—	1,498	1,875
Long-term borrowings (Note 11)	15,107	20,804	33,390	36,154
Long-term borrowings assumed by GE (Note 11)	26,204	32,054	17,255	19,828
Operating lease liabilities (Note 7)	3,389	—	239	—
Insurance liabilities and annuity benefits (Note 12)	—	—	40,550	35,994
Non-current compensation and benefits	30,654	31,875	532	856
All other liabilities	13,371	14,889	4,748	6,724
Liabilities of businesses held for sale (Note 2)	1,430	748	129	—
Liabilities of discontinued operations (Note 2)	159	17,481	228	1,800
Total liabilities	154,078	180,045	108,079	112,527

Preferred stock (5,939,875 shares outstanding at both September 30, 2019 and December 31, 2018)	6	6	6	6
Common stock (8,733,549,000 and 8,702,227,000 shares outstanding at September 30, 2019 and December 31, 2018, respectively)	702	702	—	—
Accumulated other comprehensive income (loss) - net attributable to GE	(11,361)	(14,414)	(781)	(783)
Other capital	34,315	35,504	14,500	12,883
Retained earnings	87,213	93,109	(906)	(694)
Less common stock held in treasury	(82,940)	(83,925)	—	—
Total GE shareowners’ equity	27,935	30,981	12,819	11,412
Noncontrolling interests	1,082	20,499	137	1
Total equity (Note 15)	29,016	51,480	12,955	11,412
Total liabilities and equity	$183,094	$231,526	$121,035	$123,939

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

2019 3Q FORM 10-Q 49

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS	Nine months ended September 30
(UNAUDITED)	General Electric Company and consolidated affiliates
(In millions)	2019	2018

Net earnings (loss)	$(5,634)	$(23,304)
(Earnings) loss from discontinued operations	5,212	1,526
Adjustments to reconcile net earnings (loss)
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment (Note 7)	2,969	3,357
Amortization of intangible assets (Note 8)	1,220	1,740
Goodwill impairments (Note 8)	1,484	21,973
(Earnings) loss from continuing operations retained by GE Capital	—	—
(Gains) losses on purchases and sales of business interests	(260)	(763)
Principal pension plans cost (Note 13)	2,509	3,172
Principal pension plans employer contributions	(202)	(6,186)
Other postretirement benefit plans (net)	(809)	(854)
Provision (benefit) for income taxes	(1)	460
Cash recovered (paid) during the year for income taxes	(1,427)	(1,051)
Decrease (increase) in contract and other deferred assets	(321)	(750)
Decrease (increase) in GE current receivables	(1,857)	(993)
Decrease (increase) in inventories	(2,113)	(1,447)
Increase (decrease) in accounts payable	1,259	775
Increase (decrease) in GE progress collections	(216)	(1,081)
All other operating activities	1,606	(908)
Cash from (used for) operating activities – continuing operations	3,423	(4,334)
Cash from (used for) operating activities – discontinued operations	(1,390)	745
Cash from (used for) operating activities	2,033	(3,589)

Additions to property, plant and equipment	(4,175)	(4,265)
Dispositions of property, plant and equipment	2,796	2,378
Additions to internal-use software	(208)	(249)
Net decrease (increase) in financing receivables	523	1,281
Proceeds from sale of discontinued operations	5,864	29
Proceeds from principal business dispositions	1,124	5,477
Net cash from (payments for) principal businesses purchased	—	(1)
Capital contribution from GE to GE Capital	—	—
All other investing activities	1,165	7,480
Cash from (used for) investing activities – continuing operations	7,087	12,129
Cash from (used for) investing activities – discontinued operations	(2,037)	(493)
Cash from (used for) investing activities	5,050	11,636

Net increase (decrease) in borrowings (maturities of 90 days or less)	(185)	(1,901)
Newly issued debt (maturities longer than 90 days)	1,449	2,349
Repayments and other debt reductions (maturities longer than 90 days)	(13,476)	(17,725)
Capital contribution from GE to GE Capital	—	—
Net dispositions (purchases) of GE shares for treasury	31	(6)
Dividends paid to shareowners	(411)	(3,282)
All other financing activities	(1,128)	(1,659)
Cash from (used for) financing activities – continuing operations	(13,721)	(22,224)
Cash from (used for) financing activities – discontinued operations	(368)	(2,743)
Cash from (used for) financing activities	(14,089)	(24,967)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(131)	(440)
Increase (decrease) in cash, cash equivalents and restricted cash	(7,136)	(17,361)
Cash, cash equivalents and restricted cash at beginning of year	35,548	44,724
Cash, cash equivalents and restricted cash at September 30	28,412	27,364
Less cash, cash equivalents and restricted cash of discontinued operations at September 30	602	5,310
Cash, cash equivalents and restricted cash of continuing operations at September 30	$27,810	$22,054

50 2019 3Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS (CONTINUED)	Nine months ended September 30
(UNAUDITED)	GE(a)		Financial Services (GE Capital)
(In millions)	2019	2018	2019	2018

Net earnings (loss)	$(5,902)	$(23,604)	$(76)	$(1,682)
(Earnings) loss from discontinued operations	5,212	1,526	(255)	1,579
Adjustments to reconcile net earnings (loss)
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment (Note 7)	1,453	1,756	1,513	1,593
Amortization of intangible assets (Note 8)	1,176	1,698	44	42
Goodwill impairments (Note 8)	1,484	21,973	—	—
(Earnings) loss from continuing operations retained by GE Capital(b)	599	403	—	—
(Gains) losses on purchases and sales of business interests	(260)	(475)	—	(288)
Principal pension plans cost (Note 13)	2,509	3,172	—	—
Principal pension plans employer contributions	(202)	(6,186)	—	—
Other postretirement benefit plans (net)	(798)	(835)	(11)	(19)
Provision (benefit) for income taxes	327	624	(327)	(165)
Cash recovered (paid) during the year for income taxes	(1,346)	(956)	(81)	(95)
Decrease (increase) in contract and other deferred assets	(321)	(750)	—	—
Decrease (increase) in GE current receivables	(2,370)	(580)	—	—
Decrease (increase) in inventories	(1,950)	(1,442)	—	—
Increase (decrease) in accounts payable	164	683	(3)	(12)
Increase (decrease) in GE progress collections	(254)	(930)	—	—
All other operating activities (Note 20)	554	(537)	431	(456)
Cash from (used for) operating activities – continuing operations	77	(4,458)	1,235	497
Cash from (used for) operating activities – discontinued operations	(17)	730	(1,700)	(101)
Cash from (used for) operating activities	60	(3,729)	(465)	395

Additions to property, plant and equipment	(1,596)	(1,702)	(2,795)	(2,630)
Dispositions of property, plant and equipment	273	193	2,544	2,196
Additions to internal-use software	(203)	(233)	(5)	(16)
Net decrease (increase) in financing receivables	—	—	2,399	6,656
Proceeds from sale of discontinued operations	5,864	—	—	29
Proceeds from principal business dispositions	1,083	3,270	380	2,011
Net cash from (payments for) principal businesses purchased	(380)	(1)	—	—
Capital contribution from GE to GE Capital	(1,500)	—	—	—
All other investing activities (Note 20)	3,404	(824)	211	(1,739)
Cash from (used for) investing activities – continuing operations	6,946	702	2,734	6,507
Cash from (used for) investing activities – discontinued operations	(3,480)	(153)	1,770	(224)
Cash from (used for) investing activities	3,466	550	4,504	6,283

Net increase (decrease) in borrowings (maturities of 90 days or less)	(1,005)	(1,489)	(539)	(1,765)
Newly issued debt (maturities longer than 90 days)	5	6,555	1,445	2,288
Repayments and other debt reductions (maturities longer than 90 days)	(5,342)	(1,007)	(8,613)	(17,274)
Capital contribution from GE to GE Capital	—	—	1,500	—
Net dispositions (purchases) of GE shares for treasury	31	(6)	—	—
Dividends paid to shareowners	(262)	(3,135)	(266)	(185)
All other financing activities (Note 20)	(348)	432	(805)	(2,091)
Cash from (used for) financing activities – continuing operations	(6,923)	1,350	(7,279)	(19,027)
Cash from (used for) financing activities – discontinued operations	(368)	(2,743)	(1)	—
Cash from (used for) financing activities	(7,290)	(1,393)	(7,279)	(19,027)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(103)	(388)	(28)	(51)
Increase (decrease) in cash, cash equivalents and restricted cash	(3,867)	(4,961)	(3,269)	(12,400)
Cash, cash equivalents and restricted cash at beginning of year	20,528	18,822	15,020	25,902
Cash, cash equivalents and restricted cash at September 30	16,660	13,862	11,751	13,502
Less cash, cash equivalents and restricted cash of discontinued operations at September 30	4	4,878	598	432
Cash, cash equivalents and restricted cash of continuing operations at September 30	$16,656	$8,983	$11,154	$13,071

(a)	Represents the adding together of all affiliated companies except GE Capital, which is presented on a one-line basis. See Note 1.

(b)	Represents GE Capital earnings (loss) from continuing operations attributable to the Company.

2019 3Q FORM 10-Q 51

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash, cash equivalents and restricted cash. Debt securities and money market instruments with original maturities of three months or less are included in cash, cash equivalents and restricted cash unless designated as available-for-sale and classified as investment securities. The balance includes restricted cash of $633 million and $388 million at September 30, 2019 and December 31, 2018, respectively, primarily comprising collateral for receivables sold and funds restricted in connection with certain ongoing litigation matters.

LEASE ACCOUNTING. We determine if an arrangement is a lease or a service contract at inception. Where an arrangement is a lease we determine if it is an operating lease or a finance lease. Subsequently, if the arrangement is modified we reevaluate our classification.

Lessee. At lease commencement, we record a lease liability and corresponding right-of-use (ROU) asset. Lease liabilities represent the present value of our future lease payments over the expected lease term which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. We have elected to include lease and non-lease components in determining our lease liability for all leased assets except our vehicle leases. Non-lease components are generally services that the lessor performs for the Company associated with the leased asset. For those leases with payments based on an index, the lease liability is determined using the index at lease commencement. Lease payments based on increases in the index subsequent to lease commencement are recognized as variable lease expense as they occur. The present value of our lease liability is determined using our incremental collateralized borrowing rate at lease inception. ROU assets represent our right to control the use of the leased asset during the lease and are recognized in an amount equal to the lease liability for leases with an initial term greater than 12 months. Over the lease term we use the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized to earnings in a manner that results in straight-line expense recognition.

Lessor. Equipment leased to others under operating leases are included in "Property, plant and equipment" and leases classified as finance leases are included in "Financing receivables" on our consolidated Statement of Financial Position. Refer to Notes 5 and 7 for additional information.

ACCOUNTING CHANGES. On January 1, 2019, we adopted ASU No. 2016-02, Leases. Upon adoption, we recorded a $315 million increase to retained earnings, primarily attributable to the release of deferred gains on sale-lease back transactions. Our ROU assets and lease liabilities for operating leases excluding discontinued operations at adoption were $3,272 million and $3,459 million, respectively. After the adoption date, cash collections of principal on financing leases, are classified as Cash from operating activities in our consolidated Statement of Cash Flows. Previously, such flows were classified as Cash from investing activities.

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

52 2019 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS
ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE. In August 2019, we announced an agreement to sell PK AirFinance, an aviation lending business within our Capital segment, to Apollo Global Management, LLC (Apollo) and Athene Holding Ltd. (Athene).  As of the third quarter of 2019, we had assets of $3,900 million and liabilities of $129 million for this business classified as held for sale. We expect to complete the sale in the fourth quarter of 2019.

In February 2019, we announced an agreement to sell our BioPharma business within our Healthcare segment to Danaher Corporation for total consideration of approximately $21,400 million. As of the third quarter of 2019, we had assets of $8,332 million (including goodwill of $5,523 million) and liabilities of $1,174 million for this business classified as held for sale. We expect to complete the sale, subject to regulatory approval, in the first quarter of 2020.

In November 2017, the Company announced its intention to exit approximately $20 billion of assets. Since this announcement, GE has classified various businesses across our Power, Aviation, and Healthcare segments, and Corporate as held for sale. In 2019, we closed certain of these transactions within Corporate and our Power and Aviation segments for total net proceeds of $1,070 million, recognized a pre-tax gain of $218 million in the caption “Other income” in our consolidated Statement of Earnings (Loss) and liquidated $548 million of our previously recorded valuation allowance. These transactions are subject to customary working capital and other post-close adjustments. As of September 30, 2019, we have closed the sale of substantially all of these assets in accordance with the plan.

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE (In millions)	September 30, 2019	December 31, 2018

Current receivables	$400	$184
Inventories	707	529
Financing receivables held for sale	3,849	—
Property, plant, and equipment – net and Operating leases	906	423
Goodwill and Other intangible assets - net	6,285	884
Valuation allowance	(508)	(1,013)
Deferred tax asset	819	—
Other assets	376	622
Assets of businesses held for sale	$12,832	$1,629

Accounts payable & Progress collections and deferred income	$798	$428
Non-current compensation and benefits	360	152
Other liabilities	384	128
Liabilities of businesses held for sale	$1,543	$708

DISCONTINUED OPERATIONS. Discontinued operations include our Baker Hughes and Transportation segments and certain assets and liabilities from legacy financial services businesses.

In September 2019, pursuant to our announced plan of an orderly separation of Baker Hughes over time, we sold a total of 144.1 million shares in Baker Hughes for $3,037 million in cash (net of expenses) which, reduced our ownership interest in Baker Hughes from 50.2% to 36.8%. As a result, we have deconsolidated our Baker Hughes segment and reclassified results to discontinued operations for all periods presented and recognized a loss of $8,667 million ($8,190 million after-tax) in discontinued operations in the third quarter of 2019. The loss represents the sum of the realized loss on sale of the 144.1 million shares as well as the loss upon deconsolidation, which represents the difference between the carrying value and fair value of our remaining interest as of the transaction date.

We elected to account for our remaining interest in Baker Hughes (comprising our 36.8% ownership interest and a promissory note receivable) at fair value. The initial fair value of this investment was $9,631 million based on the Baker Hughes opening share price of $23.53 as of the transaction date and the fair value of the promissory note receivable of $750 million. Our investment is recorded in the caption “Investment securities” in our consolidated Statement of Financial Position and related earnings or loss from subsequent changes in fair value will be recognized in the caption "Other income" in continuing operations in our consolidated Statement of Earnings (Loss). See Note 3 for further information.

We have continuing involvement with Baker Hughes primarily through our remaining interest, ongoing purchases and sales of products and services, as well as the transition services that we provide to Baker Hughes. Since the date of the transaction, our sales and purchases of products and services with Baker Hughes and affiliates was not significant during the third quarter of 2019. They also participated in GE's supply chain finance program up to the date of separation with a current outstanding balance of $312 million. In addition, Baker Hughes has an outstanding promissory note to GE, which represents cash that Baker Hughes is holding on GE’s behalf due to its restricted nature. The restrictions arise as majority of the cash cannot be transferred or converted into a non-restricted market currency due to the lack of market liquidity, capital controls or exchange limitations by a Government entity. As these restrictions lapse, Baker Hughes is obligated to make principal repayments on the promissory note. Since the date of the transaction, we have collected net cash of $157 million from Baker Hughes related to these activities, including $151 million repayment on the promissory note.

2019 3Q FORM 10-Q 53

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2019, we completed the spin-off and subsequent merger of our Transportation business with Wabtec, a U.S. rail equipment manufacturer. In the transaction, GE shareholders received shares of Wabtec common stock representing an approximate 24.3% ownership interest in Wabtec common stock. GE received $2,827 million in cash (net of certain deal related costs) as well as shares of Wabtec common stock and Wabtec non-voting convertible preferred stock that, together, represent approximately 24.9% ownership interest in Wabtec. In addition, GE is entitled to additional cash consideration up to $470 million for tax benefits that Wabtec realizes from the transaction. We reclassified our Transportation segment to discontinued operations in the first quarter of 2019.

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

Results of operations, financial position and cash flows for these businesses are reported as discontinued operations for all periods presented.

RESULTS OF DISCONTINUED OPERATIONS (In millions)	Baker Hughes		Transportation and Other		GE Capital		Total
Three months ended September 30	2019	2018	2019	2018	2019	2018	2019	2018

Operations
Sales of goods and services	$4,478	$5,670	$—	$932	$—	$—	$4,478	$6,602
GE Capital revenues and other income (loss)	—	—	—	—	16	152	16	152
Cost of goods and services sold	(3,686)	(4,767)	—	(652)	—	—	(3,686)	(5,419)
Other costs and expenses	(618)	(830)	(16)	(127)	(53)	(90)	(686)	(1,048)

Earnings (loss) of discontinued operations before income taxes	175	73	(16)	152	(37)	61	121	287
Benefit (provision) for income taxes	(50)	(78)	6	(32)	29	(22)	(14)	(132)
Earnings (loss) of discontinued operations, net of taxes(a)	$125	$(5)	$(9)	$120	$(8)	$40	$107	$155

Disposal
Gain (loss) on disposal before income taxes	(8,667)	—	—	—	(10)	—	(8,677)	—
Benefit (provision) for income taxes	477	—	—	—	—	—	477	—
Gain (loss) on disposal, net of taxes	$(8,190)	$—	$—	$—	$(10)	$—	$(8,201)	$—

Earnings (loss) from discontinued operations, net of taxes	$(8,066)	$(5)	$(9)	$120	$(18)	$40	$(8,093)	$155
(a) Earnings (loss) of discontinued operations attributable to the Company after income taxes was $61 million and $148 million for the three months ended September 30, 2019 and 2018 respectively.

54 2019 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESULTS OF DISCONTINUED OPERATIONS (In millions)	Baker Hughes		Transportation and Other		GE Capital		Total
Nine months ended September 30	2019	2018	2019	2018	2019	2018	2019	2018

Operations
Sales of goods and services	$16,047	$16,609	$549	$2,746	$—	$—	$16,596	$19,355
GE Capital revenues and other income (loss)	—	—	—	—	7	(1,316)	7	(1,316)
Cost of goods and services sold	(13,317)	(14,140)	(478)	(1,942)	—	—	(13,795)	(16,082)
Other costs and expenses	(2,386)	(2,530)	(22)	(473)	(142)	(298)	(2,550)	(3,301)

Earnings (loss) of discontinued operations before income taxes	345	(61)	49	331	(136)	(1,614)	$258	$(1,343)
Benefit (provision) for income taxes	(165)	(124)	(13)	(93)	356	32	178	(186)
Earnings (loss) of discontinued operations, net of taxes(a)	$179	$(185)	$36	$237	$220	$(1,582)	$436	$(1,529)

Disposal
Gain (loss) on disposal before income taxes	(8,667)	—	3,471	—	36	4	$(5,160)	$4
Benefit (provision) for income taxes	477	—	(963)	—	(2)	(1)	(488)	(1)
Gain (loss) on disposal, net of taxes	$(8,190)	$—	$2,508	$—	$35	$3	$(5,648)	$3

Earnings (loss) from discontinued operations, net of taxes	$(8,011)	$(185)	$2,544	$237	$255	$(1,579)	$(5,212)	$(1,526)
(a) Earnings (loss) of discontinued operations attributable to the Company after income taxes was $378 million and $(1,432) million for the nine months ended September 30, 2019 and 2018 respectively.

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS (In millions)	September 30, 2019	December 31, 2018

Cash, cash equivalents and restricted cash	$602	$4,424
Investment securities	207	522
Current receivables	81	6,258
Inventories	—	5,419
Financing receivables held for sale (Polish mortgage portfolio)	2,542	2,745
Property, plant and equipment - net and Operating leases	139	7,139
Goodwill and intangible assets - net	—	31,622
Deferred income taxes	312	1,174
All other assets	296	4,550
Assets of discontinued operations(a)	$4,178	$63,853

Accounts payable and Progress collections and deferred income	$32	$6,806
Operating lease liabilities	217	—
Other GE current liabilities	51	2,002
All other liabilities	88	10,473
Liabilities of discontinued operations(b)	$387	$19,281

(a) Assets of discontinued operations included $54,596 million and  $4,573 million related to our Baker Hughes and Transportation businesses, respectively as of December 31, 2018.
(b) Liabilities of discontinued operations included $15,535 million and $1,871 million related to our Baker Hughes and Transportation businesses, respectively as of December 31, 2018.

Included within all other liabilities of discontinued operations at September 30, 2019 and December 31, 2018 are intercompany tax receivables in the amount of $879 million and $1,141 million, respectively, primarily related to the financial services businesses that were part of the GE Capital Exit Plan, that are offset within all other liabilities of consolidated GE.

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

2019 3Q FORM 10-Q 55

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2019				December 31, 2018
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Debt
U.S. corporate	$22,945	$4,728	$(20)	$27,653	$21,306	$2,257	$(357)	$23,206
Non-U.S. corporate	2,212	262	(1)	2,473	1,906	53	(76)	1,883
State and municipal	3,207	705	(19)	3,893	3,320	367	(54)	3,633
Mortgage and asset-backed	3,000	158	(3)	3,155	3,325	51	(54)	3,322
Government and agencies	1,420	155	—	1,575	1,314	62	(20)	1,357
Equity	9,476	—	—	9,476	107	—	—	107
Total	$42,259	$6,008	$(42)	$48,225	$31,277	$2,792	$(561)	$33,508

The estimated fair values of investment securities at September 30, 2019 increased since December 31, 2018, primarily due to decreases in market yields and the classification of our remaining equity interest in Baker Hughes within investment securities. We elected to account for our remaining Baker Hughes interest, comprising our 36.8% ownership interest and a promissory note receivable, at fair value, which is estimated at $9,356 million at September 30, 2019. During the three months ended September 30, 2019, we completed the sale of our remaining Wabtec common stock for proceeds of $1,584 million. See Note 2 for further information.

Net unrealized gains (losses) recorded to earnings for equity securities were $(89) million and $(131) million for the three and nine months ended September 30, 2019, respectively, including a loss of $(125) million related to our interest in Baker Hughes. Net unrealized gains (losses) recorded to earnings for equity securities were $(57) million and $210 million for the three and nine months ended September 30, 2018, respectively.

Although we generally do not have the intent to sell any specific debt securities in the ordinary course of managing our portfolio, we may sell debt securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements and the funding of claims and obligations to policyholders. Where we have retained an equity interest in disposed businesses, we intend to sell those equity interests when it's economically advantageous to do so.

Proceeds from debt and equity securities sales, early redemptions by issuers and principal payments on the Baker Hughes promissory note totaled $2,318 million and $1,483 million in the three months ended and $6,652 million and $2,173 million in the nine months ended September 30, 2019 and 2018, respectively. Gross realized gains on investment securities were $10 million and $11 million and gross realized losses and impairments were $(75) million and $(32) million in the three months ended September 30, 2019 and 2018, respectively. Gross realized gains on investment securities were $86 million and $49 million and gross realized losses and impairments were $(181) million and $(35) million in the nine months ended September 30, 2019 and 2018, respectively. These realized losses included $(70) million and $(130) million related to the Wabtec sale in the three months and nine months ended September 30, 2019, respectively.

Gross unrealized losses of $(10) million and $(32) million are associated with debt securities with a fair value of $791 million and $333 million that have been in a loss position for less than 12 months and 12 months or more, respectively, at September 30, 2019. Gross unrealized losses of $(310) million and $(251) million are associated with debt securities with a fair value of $7,048 million and $3,856 million that have been in a loss position for less than 12 months and 12 months or more, respectively, at December 31, 2018.

CONTRACTUAL MATURITIES OF INVESTMENT IN AVAILABLE-FOR-SALE DEBT SECURITIES (EXCLUDING MORTGAGE AND ASSET-BACKED SECURITIES) (In millions)	Amortized cost	Estimated fair value

Due
Within one year	$390	$396
After one year through five years	2,808	2,964
After five years through ten years	6,636	7,628
After ten years	19,950	24,606

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Substantially all of our equity securities are classified within Level 1 and substantially all our debt securities are classified within Level 2 as their valuation is determined based on significant observable inputs. Investments with a fair value of $4,971 million and $4,013 million were classified within Level 3 as significant inputs to the valuation model are unobservable at September 30, 2019 and December 31, 2018, respectively. During the nine months ended September 30, 2019 and 2018, there were no significant transfers into or out of Level 3.

In addition to the investment securities described above, we hold $586 million and $542 million of equity securities without readily determinable fair value at September 30, 2019 and December 31, 2018, respectively that are classified within "All other assets" in our consolidated Statement of Financial Position. We recognize these assets at cost and have recorded insignificant fair value increases, net of impairment, for the three and nine months ended September 30, 2019 and 2018, respectively and cumulatively, based on observable transactions.

56 2019 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES	Consolidated		GE
(In millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018

Customer receivables	$12,225	$10,742	$8,444	$6,355
Sundry receivables	4,638	4,573	5,059	4,569
Allowance for losses	(845)	(670)	(845)	(662)
Total current receivables	$16,018	$14,645	$12,657	$10,262

Current sundry receivables include supplier advances, revenue sharing programs receivables, other non-income based tax receivables, certain intercompany balances that eliminate upon consolidation and deferred purchase price. The deferred purchase price represents our retained risk with respect to current customer receivables sold to third parties through one of the Receivable Facilities. The balance of the deferred purchase price held by GE Capital at September 30, 2019 and December 31, 2018, was $368 million and $468 million, respectively.

Sales of GE current customer receivables. During any given period, GE sells customer receivables to manage short-term liquidity and credit exposure. These sales to GE Capital or third parties are made on arm's length terms and any discount related to time value of money is recognized by GE when the customer receivables are sold. During the nine months ended September 30, 2019 and 2018, GE sold approximately 59% and 70%, respectively, of its customer receivables to GE Capital or third parties. Activity related to customer receivables sold by GE is as follows:

Nine months ended September 30 (In millions)	2019		2018
	GE Capital (a)	Third Parties	GE Capital (a)	Third Parties

Balance at January 1	$4,386	$7,880	$9,656	$5,710
GE sales to GE Capital	30,383	—	37,349	—
GE sales to third parties	—	3,002	—	3,417
GE Capital sales to third parties	(20,505)	20,505	(22,212)	22,212
Collections and other	(10,746)	(25,004)	(19,395)	(24,431)
Reclassification from long-term customer receivables	265	—	492	—
Balance at September 30	$3,782	$6,382	$5,889	$6,907
(a) At September 30, 2019 and 2018, $866 million and $1,675 million, respectively, of the current receivables purchased and retained by GE Capital, had been sold by GE to GE Capital with recourse (i.e., GE retains all or some risk of default). The effect on GE CFOA of claims by GE Capital on receivables sold with recourse has been insignificant for the nine months ended September 30, 2019 and 2018.

When GE sells customer receivables to GE Capital or third parties it accelerates the receipt of cash that would otherwise have been collected from customers. In any given period, the amount of cash received from sales of customer receivables compared to the cash GE would have otherwise collected had those customer receivables not been sold represents the cash generated or used in the period relating to this activity. Sales to GE Capital impact GE CFOA, while sales to third parties impact both GE and consolidated CFOA. The impact of selling fewer customer receivables to GE Capital, including those subsequently sold by GE Capital to third parties, decreased GE’s CFOA by $1,847 million and $2,718 million in the nine months ended September 30, 2019 and 2018, respectively.

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

	Consolidated		GE
(In millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018

Long-term customer receivables	$1,181	$1,442	$653	$559
Long-term sundry receivables	1,545	1,180	1,743	1,519
Allowance for losses	(110)	(145)	(110)	(145)
Total long-term receivables	$2,616	$2,477	$2,285	$1,933

Long-term sundry receivables include supplier advances, revenue sharing programs receivables, other non-income based tax receivables and certain intercompany balances that eliminate upon consolidation.

Sales of GE long-term customer receivables. GE may sell long-term customer receivables to manage liquidity and credit exposure. Through the second quarter of 2018, these sales were primarily made to GE Capital, while subsequently, GE has sold an insignificant amount to third parties to transfer economic risk during both the nine months ended September 30, 2019 and 2018. Activity related to long-term customer receivables purchased by GE Capital is as follows:
2019 3Q FORM 10-Q 57

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30 (In millions)	2019	2018
	GE Capital(a)	GE Capital(a)

Balance at January 1	$883	$1,947
GE sales to GE Capital	—	123
Sales, collections, accretion and other	(90)	(272)
Reclassification to current customer receivables	(265)	(492)
Balance at September 30	$528	$1,307
(a) At September 30, 2019 and 2018, $402 million and $797 million, respectively, of long-term customer receivables purchased and retained by GE Capital, had been sold by GE to GE Capital with recourse (i.e., GE retains all or some risk of default). The effect on GE CFOA of claims by GE Capital on receivables sold with recourse have been insignificant for the nine months ended September 30, 2019 and 2018.

Similar to sales of current customer receivables, sales of long-term customer receivables can result in cash generation or use in our Statements of Cash Flows. The impact from the sale of long-term customer receivables to GE Capital, including those subsequently sold by GE Capital to third parties, decreased GE’s CFOA by $380 million and $629 million in the nine months ended September 30, 2019 and 2018, respectively.

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

Nine months ended September 30 (In millions)	2019	2018

Customer receivables sold to receivables facilities	$16,062	$17,115
Total cash purchase price for customer receivables	15,824	13,096
Cash collections re-invested to purchase customer receivables	13,286	11,518

Non-cash increases to deferred purchase price	$168	$3,935
Cash payments received on deferred purchase price	268	3,905

CONSOLIDATED SECURITIZATION ENTITIES. GE Capital consolidates three variable interest entities (VIEs) that purchased customer receivables and long-term customer receivables from GE. At September 30, 2019 and December 31, 2018 these VIEs held current customer receivables of $1,976 million and $2,141 million and long-term customer receivables of $456 million and $678 million, respectively that were funded through the issuance of non-recourse debt to third parties. At September 30, 2019 and December 31, 2018, the outstanding debt under their respective debt facilities was $1,498 million and $1,875 million, respectively.

NOTE 5. FINANCING RECEIVABLES AND ALLOWANCES

	Consolidated		GE Capital
(In millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018

Loans, net of deferred income	$1,251	$5,118	$5,639	$10,834
Investment in financing leases, net of deferred income	2,120	2,639	2,120	2,822
	3,371	7,757	7,759	13,656
Allowance for losses	(50)	(58)	(12)	(28)
Financing receivables – net	$3,321	$7,699	$7,748	$13,628

Consolidated finance lease income was $43 million and $65 million in the three months ended September 30, 2019 and 2018, respectively, and $135 million and $193 million for the nine months ended September 30, 2019 and 2018, respectively.

In August 2019, we announced an agreement to sell PK AirFinance, and as of the third quarter of 2019, we classified related financing receivables of $3,849 million within "Assets of businesses held for sale" in our consolidated Statement of Financial Position. See Note 2 for further information.

We manage our GE Capital financing receivables portfolio using delinquency and nonaccrual data as key performance indicators. At September 30, 2019, 3.3%, 2.3% and 3.7% of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively, with the vast majority of nonaccrual financing receivables secured by collateral. At December 31, 2018, 2.4%, 1.8% and 0.9% of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively. The increase in these key performance indicators at September 30, 2019 is primarily a result of the PK AirFinance reclassification described above.

58 2019 3Q FORM 10-Q

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

The portfolio also includes $385 million and $688 million of financing receivables that are guaranteed by GE, of which $93 million and $96 million of these loans are on nonaccrual at the consolidated level at September 30, 2019 and December 31, 2018, respectively. Additional allowance for loan losses are recorded at GE and at the consolidated level for these guaranteed loans.

NOTE 6. INVENTORIES

(In millions)	September 30, 2019	December 31, 2018

Raw materials and work in process	$8,983	$8,057
Finished goods	6,025	5,548
Unbilled shipments	195	197
Total inventories	$15,203	$13,803

NOTE 7. PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES

PROPERTY, PLANT AND EQUIPMENT (In millions)	September 30, 2019	December 31, 2018

Original cost	$75,196	$75,618
Less accumulated depreciation and amortization	(32,310)	(32,007)
Property, plant and equipment – net	$42,886	$43,611

Consolidated depreciation and amortization on property, plant and equipment was $1,004 million and $1,257 million in the three months ended September 30, 2019 and 2018, respectively, and $2,969 million and $3,357 million for the nine months ended September 30, 2019 and 2018, respectively.

Operating lease income on our equipment leased to others was $934 million and $997 million for the three months ended September 30, 2019 and 2018, respectively, and comprises fixed lease income of $755 million and $828 million and variable lease income of $178 million and $169 million, respectively. Operating lease income on our equipment leased to others was $2,883 million and $3,003 million for the nine months ended September 30, 2019 and 2018, respectively, and comprises of fixed lease income of $2,293 million and $2,457 million and variable lease income of $589 million and $546 million, respectively.

Operating Lease Assets and Liabilities. Our ROU assets and lease liabilities for operating leases were $2,970 million and $3,169 million, respectively, as of September 30, 2019. Substantially all of our operating leases have remaining lease terms of 12 years or less, some of which may include options to extend.

OPERATING LEASE EXPENSE	Three months ended September 30		Nine months ended September 30
(In millions)	2019	2018	2019	2018

Long-term (fixed)	$180	$232	$625	$733
Long-term (variable)	41	26	111	135
Short-term	60	34	150	100
Total operating lease expense	$281	$292	$887	$968

MATURITY OF LEASE LIABILITIES (In millions)	Total

2019 (excluding nine months ended September 30, 2019)	$212
2020	769
2021	636
2022	530
2023	429
Thereafter	1,195
Total undiscounted lease payments	3,771
Less: imputed interest	(602)
Total lease liability as of September 30, 2019	$3,169

2019 3Q FORM 10-Q 59

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL INFORMATION RELATED TO OPERATING LEASES (In millions)

Operating cash flows used for operating leases for the nine months ended September 30, 2019	$683
Right-of-use assets obtained in exchange for new lease liabilities for the nine months ended September 30, 2019	$459
Weighted-average remaining lease term at September 30, 2019	6.8 years
Weighted-average discount rate at September 30, 2019	5.1%

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL (In millions)	January 1, 2019	Dispositions and classification to held for sale	Impairments	Currency exchange and other	Balance at September 30, 2019

Power	$139	$—	$—	$6	$145
Renewable Energy	4,730	—	(1,484)	33	3,279
Aviation	9,839	—	—	(31)	9,808
Healthcare	17,226	(5,532)	—	28	11,722
Capital	904	(39)	—	(25)	839
Corporate	1,136	—	—	(263)	873
Total	$33,974	$(5,571)	$(1,484)	$(253)	$26,666

Goodwill balances decreased primarily as a result of transferring our BioPharma business within our Healthcare segment to held for sale and goodwill impairments at our Hydro and Grid Solutions equipment and services reporting units within our Renewable Energy segment.

We test goodwill for impairment annually in the third quarter of each year. Subsequent to this year's third quarter testing, and in order to improve alignment of our annual goodwill impairment test and strategic planning processes, we are changing our annual testing date from the third quarter to the fourth quarter. As a result, we will be required to retest each of our reporting units in the fourth quarter of 2019. The impairment test consists of two steps: in step one, the carrying value of the reporting unit is compared with its fair value; in step two, which is applied when the carrying value is more than its fair value, the amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit’s assets and liabilities from the fair value of its equity, and comparing that amount with the carrying amount of goodwill. We determined fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately.

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

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our annual reporting unit valuations ranged from 9.6% to 22.0%.

Based on the results of our annual impairment test, the fair values of each of our reporting units exceeded their carrying values except for our Hydro reporting unit within our Renewable Energy segment. The Hydro reporting unit continues to experience declines in order growth and increased project costs which resulted in downward revisions to our current and projected earnings and cash flows for this business. Therefore, we performed a step two analysis which resulted in a non-cash goodwill impairment loss of $740 million. We determined the fair value of the Hydro reporting unit using a combination of the income and market approaches. We recorded the impairment loss in the caption “Goodwill impairments” in our consolidated Statement of Earnings (Loss). After the impairment charge, there is no remaining goodwill associated with our Hydro reporting unit. All of the goodwill in this reporting unit was previously recognized as a result of the Alstom acquisition.

In addition, we continue to monitor the operating results and cash flow forecasts of our Additive reporting unit in our Aviation segment as the fair value of this reporting unit was not significantly in excess of its carrying value. At September 30, 2019, our Additive reporting unit had goodwill of $1,097 million.

We also continue to evaluate strategic options to accelerate the further reduction in the size of GE Capital, some of which could have a material charge depending on the timing, negotiated terms and conditions of any agreements, including $839 million of goodwill.

60 2019 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In performing the second step, we identified unrecognized intangible assets primarily related to internally developed technology and trade name. The combination of these unrecognized intangibles, adjustments to the carrying value of other assets and liabilities, and reduced reporting unit fair value calculated in step one, resulted in an implied fair value of goodwill below the carrying value of goodwill for the Grid Solutions equipment and services reporting unit. Therefore, we recorded a non-cash goodwill impairment loss of $744 million in the caption "Goodwill impairments" in our consolidated Statement of Earnings (Loss). After the impairment charge, there is no remaining goodwill associated with our Grid Solutions equipment and services reporting unit.

Further, in the second quarter of 2019, a portion of goodwill recorded at Corporate associated with our Digital acquisitions that was previously allocated to our Renewable Energy, Aviation and Healthcare segments in purchase accounting and for goodwill testing purposes is reflected in these segments in the table above.

In 2018, we recognized a total non-cash goodwill impairment loss of $22,136 million in our Power Generation, Grid Solutions, and Hydro reporting units in our Power and Renewable Energy segments, of which $21,973 million was recorded in the third quarter of 2018.

Determining the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.

OTHER INTANGIBLE ASSETS - NET (In millions)	September 30, 2019	December 31, 2018

Intangible assets subject to amortization	$10,766	$12,178

Intangible assets decreased in the third quarter of 2019, primarily as a result of amortization, impairments, and the transfer of BioPharma within our Healthcare segment to held for sale of $526 million. Consolidated amortization expense was $496 million and $831 million in the three months ended September 30, 2019 and 2018, respectively, and $1,220 million and $1,740 million in the nine months ended September 30, 2019 and 2018, respectively.

Included within amortization expense for the three and nine months ended September 30, 2019 and September 30, 2018 were non-cash impairment charges recorded in Corporate and in our Power segment for $103 million and $428 million, respectively. We determined the fair value of these intangible assets using an income approach. These charges were recorded within the caption "Selling, general, and administrative expense" in our consolidated Statement of Earnings (Loss).

NOTE 9. REVENUES
The equipment and services revenues classification in the table below is consistent with our segment MD&A presentation.

EQUIPMENT & SERVICES REVENUES	Three months ended September 30
(In millions)	2019			2018
	Equipment	Services	Total	Equipment	Services	Total

Power	$1,434	$2,492	$3,926	$1,334	$3,225	$4,559
Renewable Energy	3,609	816	4,425	3,414	505	3,920
Aviation	3,149	4,960	8,109	2,833	4,646	7,480
Healthcare	2,828	2,095	4,923	2,700	2,006	4,707
Total Industrial segment revenues	$11,020	$10,363	$21,383	$10,283	$10,383	$20,665

EQUIPMENT & SERVICES REVENUES	Nine months ended September 30
(In millions)	2019			2018
	Equipment	Services	Total	Equipment	Services	Total

Power	$4,473	$8,751	$13,224	$6,224	$10,545	$16,768
Renewable Energy	8,457	2,133	10,590	7,979	1,663	9,642
Aviation	9,295	14,645	23,940	8,281	13,830	22,111
Healthcare	8,320	6,220	14,540	8,119	6,268	14,387
Total Industrial segment revenues	$30,545	$31,748	$62,293	$30,602	$32,305	$62,908

2019 3Q FORM 10-Q 61

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUB-SEGMENT REVENUES	Three months ended September 30		Nine months ended September 30
(In millions)	2019	2018	2019	2018

Gas Power	$2,732	$2,678	$9,242	$9,719
Power Portfolio	1,194	1,882	3,982	7,050
Power	$3,926	$4,559	$13,224	$16,768

Onshore Wind	$3,193	$2,523	$7,084	$5,119
Grid Solutions equipment and services	1,004	1,059	2,876	3,483
Hydro and Offshore Wind	228	337	630	1,041
Renewable Energy	$4,425	$3,920	$10,590	$9,642

Commercial Engines & Services	$5,997	$5,636	$17,796	$16,443
Military	1,061	898	3,073	2,942
Systems & Other	1,050	946	3,071	2,726
Aviation	$8,109	$7,480	$23,940	$22,111

Healthcare Systems	$3,642	$3,566	$10,664	$10,877
Life Sciences	1,280	1,140	3,875	3,509
Healthcare	$4,923	$4,707	$14,540	$14,387

Total Industrial Segment Revenues	$21,383	$20,665	$62,293	$62,908
Capital(a)	2,097	2,473	6,645	7,075
Corporate items and eliminations	(120)	254	39	531
Consolidated Revenues	$23,360	$23,392	$68,976	$70,513

(a)	Substantially all of our revenues at GE Capital are outside of the scope of ASC 606.

REMAINING PERFORMANCE OBLIGATION. As of September 30, 2019, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $240,536 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: 1) equipment-related remaining performance obligation of $45,809 million of which 53%, 66% and 71% is expected to be satisfied within 1, 2 and 5 years, respectively, and the remaining thereafter; and 2) services-related remaining performance obligation of $194,727 million of which 11%, 48%, 72% and 91% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.

NOTE 10. CONTRACT AND OTHER DEFERRED ASSETS & PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract and other deferred assets decreased $298 million in 2019. Our long-term service agreements decreased primarily due to billings of $8,306 million and a net unfavorable change in estimated profitability of $61 million at Aviation and $57 million at Power, offset by revenues recognized of $8,162 million. Our short-term and other service agreements increased due to the timing of revenue recognition ahead of billings primarily at Aviation.

September 30, 2019 (In millions)	Power	Aviation	Renewable Energy	Healthcare and Other	Total

Revenues in excess of billings	$5,346	$4,901	$—	$—	$10,247
Billings in excess of revenues	(1,560)	(3,293)	—	—	(4,853)
Long-term service agreements	3,787	1,607	—	—	5,394
Short-term and other service agreements	172	343	—	290	804
Equipment contract revenues	2,670	93	1,288	324	4,374
Total contract assets	6,628	2,042	1,288	614	10,573

Deferred inventory costs	904	357	1,574	351	3,186
Nonrecurring engineering costs	42	2,107	62	45	2,257
Customer advances and other	1	1,149	—	(32)	1,118
Contract and other deferred assets	$7,576	$5,655	$2,924	$978	$17,133

62 2019 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 (In millions)	Power	Aviation	Renewable Energy	Healthcare and Other	Total

Revenues in excess of billings	$5,368	$5,412	$—	$—	$10,780
Billings in excess of revenues	(1,693)	(3,297)	—	—	(4,989)
Long-term service agreements	3,675	2,115	—	—	5,790
Short-term and other service agreements	167	272	—	251	690
Equipment contract revenues	2,761	80	1,174	384	4,400
Total contract assets	6,603	2,468	1,174	635	10,880

Deferred inventory costs	1,003	673	1,267	365	3,309
Nonrecurring engineering costs	43	1,916	85	51	2,095
Customer advances and other	—	1,146	—	—	1,146
Contract and other deferred assets	$7,650	$6,204	$2,525	$1,052	$17,431
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

Progress collections and deferred income increased $6 million in 2019 primarily due to milestone payments received primarily at Aviation. These increases were partially offset by the timing of revenue recognition in excess of new collections received, primarily at Power and Renewable Energy.

Revenues recognized for contracts included in liability position at the beginning of the year were $9,565 million and $10,692 million for the nine months ended September 30, 2019 and 2018, respectively.

September 30, 2019 (In millions)	Power	Aviation	Renewable Energy	Healthcare and Other	Total

Progress collections on equipment contracts	$5,568	$95	$1,105	$—	$6,768
Other progress collections	566	4,700	3,297	464	9,026
Total progress collections	6,133	4,795	4,402	464	15,794
Deferred income	40	1,447	290	1,673	3,450
GE Progress collections and deferred income	$6,174	$6,241	$4,692	$2,137	$19,245

December 31, 2018 (In millions)

Progress collections on equipment contracts	$5,536	$114	$1,325	$—	$6,975
Other progress collections	691	4,034	3,557	500	8,783
Total progress collections	6,227	4,148	4,883	500	15,758
Deferred income	112	1,338	260	1,770	3,480
GE Progress collections and deferred income	$6,339	$5,486	$5,143	$2,271	$19,239

2019 3Q FORM 10-Q 63

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. BORROWINGS

(In millions)	September 30, 2019	December 31, 2018

Short-term borrowings
Commercial paper	$2,997	$3,005
Current portion of long-term borrowings	764	60
Current portion of long-term borrowings assumed by GE	7,310	4,207
Other	1,703	2,081
Total GE short-term borrowings	$12,775	$9,354

Current portion of long-term borrowings	$4,601	$3,984
Intercompany payable to GE	2,990	2,684
Other	522	1,015
Total GE Capital short-term borrowings	$8,113	$7,684

Eliminations	(3,842)	(4,262)
Total short-term borrowings	$17,046	$12,776

Long-term borrowings
Senior notes	$14,690	$20,387
Senior notes assumed by GE	23,384	29,218
Subordinated notes assumed by GE	2,820	2,836
Other	418	417
Total GE long-term borrowings	$41,311	$52,858

Senior notes	$32,537	$35,105
Subordinated notes	199	165
Intercompany payable to GE	17,255	19,828
Other	654	885
Total GE Capital long-term borrowings	$50,645	$55,982

Eliminations	(17,255)	(19,892)
Total long-term borrowings	$74,701	$88,949
Non-recourse borrowings of consolidated securitization entities	1,498	1,875
Total borrowings	$93,244	$103,599

At September 30, 2019, the outstanding GE Capital borrowings that had been assumed by GE as part of the GE Capital Exit Plan was $33,514 million ($7,310 million short term and $26,204 long term), for which GE has an offsetting Receivable from GE Capital of $20,244 million. The difference of $13,269 million ($4,320 million in short-term borrowings and $8,949 million in long-term borrowings) represents the amount of borrowings GE Capital had funded with available cash to GE via intercompany loans in lieu of GE issuing borrowings externally. In the third quarter of 2019, GE repaid $480 million of maturing intercompany loans from GE Capital.

At September 30, 2019, total GE borrowings of $33,842 million was comprised of GE-issued borrowings of $20,572 million and intercompany loans from GE Capital to GE of $13,269 million as described above.

GE has provided a full and unconditional guarantee on the payment of the principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GE Capital. At September 30, 2019, the Guarantee applies to $34,807 million of GE Capital debt.

On September 30, 2019, GE completed a tender offer to purchase $4,846 million in aggregate principal amount of certain senior unsecured debt, comprised of $1,250 million of 4.500% Notes due 2044, $1,144 million of 4.125% Notes due 2042, €992 million ($1,101 million equivalent) of 2.125% Notes due 2037, €784 million ($870 million equivalent) of 1.500% Notes due 2029, €374 million ($415 million equivalent) of 1.875% Notes due 2027, and €59 million ($66 million equivalent) of 1.250% notes due 2023. The total cash consideration paid for these purchases was $5,031 million and the total carrying amount of the purchased notes was $4,787 million, resulting in a loss of $255 million (including $12 million of accrued fees and other costs associated with the tender) which was recorded in Interest and other financial charges in the GE Statement of Earnings (Loss). In addition to the purchase price, GE paid any accrued and unpaid interest on the purchased notes through the date of purchase.

Non-recourse borrowings of consolidated securitization entities are primarily short term in nature. See Notes 4 and 18 for further information.

See Note 17 for further information about borrowings and associated interest rate swaps.

64 2019 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. INSURANCE LIABILITIES AND ANNUITY BENEFITS
Insurance liabilities and annuity benefits comprise mainly obligations to annuitants and insureds in our run-off insurance activities.

September 30, 2019 (In millions)	Long-term care insurance contracts	Structured settlement annuities & life insurance contracts	Other contracts	Other adjustments(a)	Total

Future policy benefit reserves	$16,770	$9,578	$182	$5,903	$32,433
Claim reserves	4,130	236	1,154	—	5,520
Investment contracts	—	1,165	1,074	—	2,239
Unearned premiums and other	28	198	132	—	358
	20,928	11,177	2,542	5,903	40,550
Eliminations	—	—	(466)	—	(466)
Total	$20,928	$11,177	$2,076	$5,903	$40,084

December 31, 2018 (In millions)

Future policy benefit reserves	$16,029	$9,495	$169	$2,247	$27,940
Claim reserves	3,917	230	1,178	—	5,324
Investment contracts	—	1,239	1,149	—	2,388
Unearned premiums and other	34	205	103	—	342
	19,980	11,169	2,599	2,247	35,994
Eliminations	—	—	(432)	—	(432)
Total	$19,980	$11,169	$2,167	$2,247	$35,562
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

We annually perform premium deficiency testing in the aggregate across our run-off insurance portfolio.  As previously disclosed in our second quarter 2019 10-Q, we planned to perform this year’s testing in the third quarter of 2019, consistent with our historical practice prior to 2017 when we reconstructed our claim cost curves. These procedures included updating experience studies since our last test completed in the fourth quarter of 2018, independent actuarial analysis and review of industry benchmarks. As we experienced a premium deficiency in 2018, our 2019 premium deficiency testing started with a zero margin and, accordingly, any net adverse development would result in a future charge to earnings. Using our most recent future policy benefit reserve assumptions, including changes to our assumptions related to discount rate and future premium rate increases, as described below, we identified a premium deficiency resulting in a $972 million non-cash pre-tax charge to earnings in the third quarter 2019. The increase to future policy benefit reserves resulting from our 2019 testing was primarily attributable to the following key assumption changes:

•
We have observed a significant decline in market interest rates this year, which has resulted in a lower discount rate and adversely impacted our reserve margin by $1,344 million. As noted above, our discount rate is based upon the actual yields on our investment portfolio and our forecasted reinvestment rates, which comprise the future rates at which we expect to invest proceeds from investment maturities, net of operating cash flows, and projected future capital contributions. Market interest rates have declined by approximately 130 basis points since our 2018 premium deficiency test, with 60 basis points of this reduction occurring since the second quarter 2019. Although the movement in market rates impacts the reinvestment rate, it does not materially impact the actual yield on our existing investments. Furthermore, our assumed reinvestment rate on future fixed income investments is based both on current expected long-term average rates and market interest rates. Thus, a decline in market interest rates will not result in an equivalent decline in our discount rate assumption. Our discount rate assumption for purposes of performing the premium deficiency assessment resulted in weighted average rate of 5.74% compared to 6.04% in 2018. This decline in the discount rate from 2018 to 2019 reflected a lower reinvestment rate increasing to an expected long-term average investment yield over a longer period, lower prospective expected returns on higher yielding assets classes introduced with our 2018 strategic initiatives, and slightly lower actual yields on our investment security portfolio.

•
Higher levels of projected long-term care premium rate increases due to larger rate filings by some ceding companies than previously planned, which favorably impacted our reserve margin by $263 million. Since our premium deficiency testing performed in 2018, we have implemented approximately $200 million of previously approved rate increase actions. Our 2019 premium deficiency test includes approximately $2,000 million of anticipated future premium increases or benefit reductions associated with future in-force rate actions. This represents an increase of $300 million from our 2018 premium deficiency test to account for actions that are: (a) approved and not yet implemented, (b) filed but not yet approved, and (c) estimated on future filings through 2028, and includes the effect of the lower discount rate mentioned above.

2019 3Q FORM 10-Q 65

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Claim reserves included incurred claims of $1,410 million and $1,641 million of which $(16) million and $1 million related to the recognition of adjustments to prior year claim reserves arising from our periodic reserve evaluation for the nine months ended September 30, 2019 and 2018, respectively. Paid claims were $1,237 million and $1,499 million in the nine months ended September 30, 2019 and 2018, respectively.

Reinsurance recoverables are recorded when we cede insurance risk to third parties but are not relieved from our primary obligation to policyholders and cedents. These amounts, net of allowances, are included in the caption "Other GE Capital receivables" in our consolidated Statement of Financial Position, and amounted to $2,365 million and $2,271 million at September 30, 2019 and December 31, 2018, respectively.

NOTE 13. POSTRETIREMENT BENEFIT PLANS
We sponsor a number of pension and retiree health and life insurance benefit plans that we present in three categories, principal pension plans, other pension plans and principal retiree benefit plans. Principal pension plans represent the GE Pension Plan and the GE Supplementary Pension Plan. Other pension plans include U.S. and non-U.S. pension plans with pension assets or obligations greater than $50 million. Principal retiree benefit plans provide health and life insurance benefits to certain eligible participants and these participants share in the cost of the healthcare benefits. Smaller pension plans with pension assets or obligations less than $50 million and other retiree benefit plans are not presented as they are not material individually or in the aggregate.

EFFECT ON OPERATIONS OF BENEFIT PLANS. The components of benefit plans costs other than the service cost are included in the caption "Non-operating benefit costs" in our consolidated Statement of Earnings (Loss).

	Principal pension plans
	Three months ended September 30		Nine months ended September 30
(In millions)	2019	2018	2019	2018

Service cost for benefits earned	$154	$232	$472	$667
Prior service cost amortization	34	36	101	108
Expected return on plan assets	(863)	(803)	(2,588)	(2,443)
Interest cost on benefit obligations	724	666	2,173	1,999
Net actuarial loss amortization	767	947	2,300	2,841
Curtailment loss (a)	—	46	51	46
Benefit plans cost	$816	$1,124	$2,509	$3,218
(a) Curtailment loss in the nine months ended September 30, 2019 and September 30, 2018, results from the spin-off and subsequent merger of our Transportation segment with Wabtec and the Baker Hughes decision to no longer participate in the GE Pension Plan after December 31, 2018, respectively. These curtailment losses are included in "Earnings (loss) from discontinued operations" in our consolidated Statement of Earnings (Loss).

	Other pension plans
	Three months ended September 30		Nine months ended September 30
(In millions)	2019	2018	2019	2018

Service cost for benefits earned	$61	$85	$197	$279
Prior service cost (credit) amortization	1	(2)	2	(4)
Expected return on plan assets	(316)	(342)	(945)	(1,059)
Interest cost on benefit obligations	154	150	467	462
Net actuarial loss amortization	83	78	250	243
Settlement/curtailment loss (gain)	—	—	16	(6)
Benefit plans cost (income)	$(17)	$(31)	$(13)	$(85)

Principal retiree benefit plans income was $31 million and $17 million for the three months ended September 30, 2019 and 2018, and $122 million and $58 million for the nine months ended September 30, 2019 and 2018, respectively, which includes a curtailment gain of $33 million in 2019 resulting from the Transportation transaction which is included in "Earnings (loss) from discontinued operations" in our consolidated Statement of Earnings (Loss).

We also have a defined contribution plan for eligible U.S. employees that provides discretionary contributions. Defined contribution plan costs were $83 million and $104 million for the three months ended September 30, 2019 and 2018, respectively, and $274 million and $320 million for the nine months ended September 30, 2019 and 2018, respectively.

66 2019 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2019, we announced changes to the GE Pension Plan whereby the benefits for approximately 20,000 salaried employees will be frozen effective January 1, 2021 and thereafter these employees will receive increased benefits in the company sponsored defined contribution plan in lieu of participation in a defined benefit plan. As a result, we will recognize a non-cash pre-tax curtailment loss of approximately $300 million in the fourth quarter of 2019 as non-operating benefit costs.

In addition, we announced changes to our GE Supplementary Pension Plan whereby the benefits for approximately 700 employees that became executives before 2011 will be frozen effective January 1, 2021 and thereafter these employees will earn future benefits in an installment retirement defined benefit plan currently offered to new executives since 2011. The change in the GE Supplementary Pension Plan is expected to reduce the projected benefit obligation by approximately $300 million and will be treated as a plan amendment that will be amortized over future periods as a reduction to non-operating benefit costs.

As result of these actions, we have remeasured the pension assets and obligations for the affected plans as of the beginning of the fourth quarter. This will result in an increase in our projected benefit obligation and recognition of a net actuarial loss of approximately $5,000 million that will be recorded in Accumulated Other Comprehensive Income. The increase in the projected benefit obligation is primarily driven by a reduction in the discount rate since December 31, 2018, offset by our asset performance through September 30, 2019, and the impact of the GE Pension Plan freeze. This remeasurement and the $300 million curtailment loss associated with the GE Pension Plan described above will increase our non-operating benefit costs by approximately $600 million in the fourth quarter of 2019.

Finally, we have offered approximately 100,000 former U.S. employees with a vested pension benefit a limited-time option to take a lump sum distribution in lieu of future monthly payments. Those accepting the option will be paid from the assets of the GE Pension Trust in December 2019. This action will accelerate the satisfaction of future pension obligations and could result in a non-cash pre-tax settlement loss in the fourth quarter of 2019, which will be determined based on the rate of acceptance. The settlement loss, if triggered, would be recognized as an additional non-operating benefit cost.

The remeasurement described above is in addition to our annual year-end measurement of the funded status of our benefit plans that we will record as of December 31, 2019. As a result, the change in our pension benefit obligation and net actuarial loss will differ from the $5,000 million discussed above primarily as a result of any changes in interest rates and actual asset performance different from our expected return on assets in the fourth quarter as well as the amount of lump-sum distributions made to former U.S. employees in connection with the limited-time offer.

NOTE 14. INCOME TAXES
Our consolidated effective income tax rate was 0.2% and (2.2)% during the nine months ended September 30, 2019 and 2018, respectively. The positive rate for 2019 reflects a tax benefit on a pretax loss. The negative rate for 2018 reflects a tax expense on a pretax loss. The rate for 2019 is lower than the U.S. statutory rate primarily due to favorable audit resolutions and U.S. business credits, partially offset by the cost of global activities, including the recently enacted base erosion and global intangible low tax income provisions and from largely non-deductible goodwill impairment charges associated with our Hydro and Grid Solutions equipment and services businesses within our Renewable Energy segment. The rate for 2018 differs from the U.S. statutory rate primarily due to the non-deductible impairment of goodwill associated with the Power business and international tax expenses in excess of the benefit from other global activities. International tax expenses were impacted by the increase in valuation allowances on the deferred tax assets of our non-U.S. operations as a result of lower forecasted operating earnings in our Power business and the decision to execute an internal restructuring to separate the Healthcare business and the cost of the newly enacted base erosion and global intangible low tax income provisions. This was partially offset by U.S. business credits and an adjustment to decrease the 2018 nine-month tax rate to be in line with the lower expected full-year rate.

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

2019 3Q FORM 10-Q 67

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. SHAREOWNERS’ EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	Three months ended September 30		Nine months ended September 30
(In millions)	2019	2018	2019	2018

Beginning balance	$59	$21	$(39)	$(102)
Other comprehensive income (loss) (OCI) before reclassifications – net of deferred taxes of $15, $(22), $30 and $26(a)	30	(74)	151	66
Reclassifications from OCI – net of deferred taxes of $(3), $5, $(9) and $3	(12)	17	(35)	1
Other comprehensive income (loss)	18	(57)	116	67
Less OCI attributable to noncontrolling interests	—	—	—	1
Investment securities ending balance	$77	$(36)	$77	$(36)

Beginning balance	$(5,874)	$(5,446)	$(6,134)	$(4,661)
OCI before reclassifications – net of deferred taxes of $(12), $(24), $27 and $17	(189)	(639)	(191)	(1,856)
Reclassifications from OCI – net of deferred taxes of $(5), $(1), $(9) and $(1)(b)	951	7	1,234	385
Other comprehensive income (loss)	762	(632)	1,043	(1,471)
Less OCI attributable to noncontrolling interests	(63)	(38)	(41)	(93)
Currency translation adjustments ending balance	$(5,050)	$(6,040)	$(5,050)	$(6,040)

Beginning balance	$26	$36	$13	$62
OCI before reclassifications – net of deferred taxes of $(4), $2, $(1) and $(6)	(30)	(8)	(43)	(35)
Reclassifications from OCI – net of deferred taxes of $6, $2, $7 and $9	28	(1)	56	—
Other comprehensive income (loss)	(2)	(9)	13	(35)
Less OCI attributable to noncontrolling interests	1	(1)	2	—
Cash flow hedges ending balance	$24	$27	$24	$27

Beginning balance	$(7,063)	$(8,043)	$(8,254)	$(9,702)
OCI before reclassifications – net of deferred taxes of $1, $16, $36 and $71	39	73	(72)	199
Reclassifications from OCI – net of deferred taxes of $170, $230, $517 and $666	616	789	1,910	2,322
Other comprehensive income (loss)	655	862	1,838	2,521
Less OCI attributable to noncontrolling interests	4	—	(4)	—
Benefit plans ending balance	$(6,412)	$(7,181)	$(6,412)	$(7,181)

Accumulated other comprehensive income (loss) at September 30	$(11,361)	$(13,229)	$(11,361)	$(13,229)

(a) Included adjustments of $(877) million and $234 million for the three months ended September 30, 2019 and 2018, respectively and $(2,888) million and $1,705 million for the nine months ended September 30, 2019 and 2018, respectively, related to insurance liabilities and annuity benefits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment security gains been realized. See Note 12 for further information.
(b) Currency translation gains and losses included $1,079 million for the nine months ended September 30, 2019 in earnings (loss) from discontinued operations, net of taxes.

In 2016, we issued $5,694 million of GE Series D preferred stock, which are callable on January 21, 2021. In addition to Series D, $250 million of existing GE Series A, B and C preferred stock are also outstanding. The total carrying value of GE preferred stock at September 30, 2019 was $5,695 million and will increase to $5,944 million by the respective call dates through periodic accretion. Dividends on GE preferred stock are payable semi-annually, in June and December and accretion is recorded on a quarterly basis. Dividends on GE preferred stock totaled $42 million and $39 million in the three months ended September 30, 2019 and 2018, respectively, and $270 million, including cash dividends of $147 million, and $260 million, including cash dividends of $147 million, for the nine months ending September 30, 2019 and 2018, respectively. In conjunction with 2016 exchange of GE Capital preferred stock into GE preferred stock, GE Capital issued preferred stock to GE for which the amount and terms mirrored the GE external preferred stock. In 2018, GE Capital and GE exchanged the existing Series D preferred stock issued to GE for new Series D preferred stock, which is mandatorily convertible into GE Capital Common stock on January 21, 2021. After this conversion, GE Capital will no longer pay preferred dividends to GE. The exchange of GE Capital Series D preferred stock has no impact on the GE Series D preferred stock, which remains callable for $5,694 million on January 21, 2021 or thereafter on dividend payment dates. Additionally, there were no changes to the existing Series A, B or C preferred stock issued to GE. See our Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

68 2019 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling interests in equity of consolidated affiliates amounted to $1,219 million and $20,500 million, including zero and $19,239 million attributable to Baker Hughes Class A shareholder at September 30, 2019 and December 31, 2018, respectively. In September 2019, pursuant to our announced plan of an orderly separation of Baker Hughes over time, we sold a total of 144.1 million shares which, reduced our ownership interest in from 50.2% to 36.8%. As a result, we have deconsolidated our Baker Hughes segment and reclassified results to discontinued operations for all periods presented. See Note 2 for further information. Net earnings (loss) attributable to noncontrolling interests were $39 million and $54 million, for the three months ended September 30, 2019 and 2018, respectively and $41 million and $105 million for the nine months ended September 30, 2019 and 2018, respectively. Dividends attributable to noncontrolling interests were $(110) million and $(96) million for the three months ended September 30, 2019 and 2018, respectively and $(325) million and $(260) million for the nine months ended September 30, 2019 and 2018, respectively.

Redeemable noncontrolling interests presented within "All other liabilities" in our consolidated Statement of Financial Position include common shares issued by our affiliates that are redeemable at the option of the holder of those interests and amounted to $408 million and $378 million as of September 30, 2019 and December 31, 2018, respectively. Net earnings (loss) attributable to redeemable noncontrolling interests was insignificant and $(144) million for the three months ended September 30, 2019 and 2018, respectively and $32 million and $(293) million for the nine months ended September 30, 2019 and 2018, respectively. On October 2, 2018 we settled the redeemable noncontrolling interest balance associated with three joint ventures with Alstom, for a payment amount of $3,105 million in accordance with contractual payment terms.

NOTE 16. EARNINGS PER SHARE INFORMATION

Three months ended September 30	2019		2018
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Earnings from continuing operations for per-share calculation	$(1,283)	$(1,283)	$(22,920)	$(22,920)
Preferred stock dividends	(42)	(42)	(39)	(39)
Earnings from continuing operations attributable to common shareowners for per-share calculation	(1,325)	(1,325)	(22,959)	(22,959)
Earnings (loss) from discontinued operations for per-share calculation	(8,140)	(8,140)	144	144
Net earnings (loss) attributable to GE common shareowners for per-share calculation	$(9,465)	$(9,465)	$(22,812)	$(22,812)

Shares of GE common stock outstanding	8,730	8,730	8,694	8,694
Employee compensation-related shares (including stock options)	—	—	—	—
Total average equivalent shares	8,730	8,730	8,694	8,694

Earnings per share from continuing operations	$(0.15)	$(0.15)	$(2.64)	$(2.64)
Earnings (loss) per share from discontinued operations	(0.93)	(0.93)	0.02	0.02
Net earnings (loss) per share	(1.08)	(1.08)	(2.62)	(2.62)

Potentially dilutive securities(a)	453		424

Nine months ended September 30	2019		2018
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Earnings from continuing operations for per-share calculation	$(438)	$(438)	$(21,694)	$(21,694)
Preferred stock dividends	(270)	(270)	(260)	(260)
Earnings from continuing operations attributable to common shareowners for per-share calculation	$(708)	$(708)	$(21,954)	$(21,955)
Earnings (loss) from discontinued operations for per-share calculation	(5,270)	(5,270)	(1,437)	(1,437)
Net earnings attributable to GE common shareowners for per-share calculation	$(5,977)	$(5,977)	$(23,383)	$(23,383)

Shares of GE common stock outstanding	8,721	8,721	8,689	8,689
Employee compensation-related shares (including stock options)	—	—	—	—
Total average equivalent shares	8,721	8,721	8,689	8,689

Earnings from continuing operations	$(0.08)	$(0.08)	$(2.53)	$(2.53)
Loss from discontinued operations	(0.60)	(0.60)	(0.17)	(0.17)
Net earnings	(0.69)	(0.69)	(2.69)	(2.69)

Potentially dilutive securities(a)	462		410
(a) Outstanding stock awards not included in the computation of diluted earnings per share because their effect was antidilutive.

2019 3Q FORM 10-Q 69

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities, and, therefore, are included in the computation of earnings per share pursuant to the two-class method. For the three and nine months ended September 30, 2019 and 2018, as a result of excess dividends in respect to the current period earnings, losses were not allocated to the participating securities.

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

	September 30, 2019		December 31, 2018
(In millions)	Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value

Assets
Loans and other receivables	$4,540	$4,638	$8,811	$8,829
Liabilities
Borrowings (Note 11)	93,244	98,246	103,599	100,492
Investment contracts (Note 12)	2,239	2,653	2,388	2,630

Unlike the carrying amount, estimated fair value of borrowings included $1,017 million and $1,324 million of accrued interest at
September 30, 2019 and December 31, 2018, respectively, and excluded the impact of derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at September 30, 2019 and December 31, 2018 would be reduced by $1,710 million and $1,300 million, respectively.

DERIVATIVES AND HEDGING. Our policy requires that derivatives are used solely for managing risks and not for speculative purposes. Total gross notional was $96,690 million ($58,671 million in GE Capital and $38,019 million in GE) and $117,104 million ($79,082 million in GE Capital and $38,022 million in GE) at September 30, 2019 and December 31, 2018, respectively. GE Capital notional relates primarily to managing interest rate and currency risk between financial assets and liabilities, and GE notional relates primarily to managing currency risk.

FAIR VALUE OF DERIVATIVES	September 30, 2019			December 31, 2018
(In millions)	Gross Notional	All other assets	All other liabilities	Gross Notional	All other assets	All other liabilities

Interest rate contracts	$23,819	$1,904	$11	$22,904	$1,335	$23
Currency exchange contracts	6,661	89	98	7,854	175	114
Derivatives accounted for as hedges	$30,480	$1,993	$109	$30,758	$1,511	$138

Interest rate contracts	$3,413	$28	$3	$6,198	$28	$2
Currency exchange contracts	61,050	543	953	77,544	653	1,472
Other contracts	1,746	67	82	2,604	13	209
Derivatives not accounted for as hedges	$66,210	$639	$1,037	$86,346	$695	$1,682

Gross derivatives	$96,690	$2,632	$1,146	$117,104	$2,205	$1,820

Netting and credit adjustments		$(674)	$(678)		$(959)	$(967)
Cash collateral adjustments		(1,226)	(202)		(1,042)	(267)
Net derivatives recognized in statement of financial position		$732	$266		$205	$586

Net accrued interest		$152	$4		$205	$1
Securities held as collateral		(567)	—		(235)	—
Net amount		$317	$270		$174	$587

Fair value of derivatives in our consolidated Statement of Financial Position excluded accrued interest. Cash collateral adjustments excluded excess collateral received and posted of $51 million and $786 million at September 30, 2019, respectively, and $3 million and $439 million at December 31, 2018, respectively. Securities held as collateral excluded excess collateral received of $18 million and zero at September 30, 2019 and December 31, 2018, respectively.
70 2019 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE HEDGES. We use derivatives to hedge the effects of interest rate and currency exchange rate changes on our borrowings. At September 30, 2019, the cumulative amount of hedging adjustments of $5,118 million (including $2,484 million on discontinued hedging relationships) was included in the carrying amount of the hedged liability of $57,017 million. At September 30, 2018, the cumulative amount of hedging adjustments of $2,847 million (including $2,844 million on discontinued hedging relationships) was included in the carrying amount of the hedged liability of $61,292 million. The cumulative amount of hedging adjustments was primarily recorded in long-term borrowings.

CASH FLOW HEDGES. Changes in the fair value of cash flow hedges are recorded in Accumulated Other Comprehensive Income (AOCI) and recorded in earnings in the period in which the hedged transaction occurs. The gain (loss) recognized in AOCI was $(21) million and $(5) million for the three months ended September 30, 2019 and 2018, respectively, and $(24) million and $(25) million for the nine months ended September 30, 2019 and 2018, respectively. The gain (loss) reclassified from AOCI to earnings was $(34) million and $(1) million for the three months ended September 30, 2019 and 2018, respectively, and $(63) million and $(9) million for the nine months ended September 30, 2019 and 2018, respectively. These amounts were primarily related to currency exchange and interest rate contracts.

The total amount in AOCI related to cash flow hedges of forecasted transactions was a $64 million gain at September 30, 2019. We expect to reclassify $58 million of loss to earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. For the three months and nine months ended September 30, 2019 and 2018, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At September 30, 2019 and 2018, the maximum term of derivative instruments that hedge forecasted transactions was 13 years and 14 years, respectively.

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

The total gain (loss) recognized in AOCI on hedging instruments for the three months ended September 30, 2019 and 2018 was $213 million and $(62) million, respectively, comprising $32 million and $18 million on currency exchange contracts and $181 million and $(79) million on foreign currency debt, respectively. The total gain (loss) recognized in AOCI on hedging instruments for the nine months ended September 30, 2019 and 2018 was $231 million and $144 million, respectively, comprising $7 million and $100 million on currency exchange contracts and $225 million and $43 million on foreign currency debt, respectively. The total gain (loss) excluded from assessment and recognized in earnings was $6 million and $6 million for the three months ended September 30, 2019 and 2018, respectively. The total gain (loss) excluded from assessment and recognized in earnings was $22 million and $14 million for the nine months ended September 30, 2019 and 2018.

The carrying value of foreign currency debt designated as net investment hedges was $9,119 million and $12,894 million at
September 30, 2019 and 2018, respectively. The total reclassified from AOCI into earnings was $338 million and $(7) million for the three months ended September 30, 2019 and 2018, respectively. The total reclassified from AOCI into earnings was $344 million and $(7) million for the nine months ended September 30, 2019 and 2018, respectively.

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
The table below presents the effect of our derivative financial instruments in the consolidated Statement of Earnings:

2019 3Q FORM 10-Q 71

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended September 30, 2019					Three months ended September 30, 2018
(In millions)	Revenues	Cost of sales	Interest Expense	SG&A	Other Income	Revenues	Cost of sales	Interest Expense	SG&A	Other Income

Total amounts presented in the consolidated Statement of Earnings	$23,360	$17,328	$1,279	$3,293	$158	$23,392	$17,847	$1,155	$4,100	$279

Total effect of cash flow hedges	$(24)	$(1)	$(8)	$(2)	$—	$8	$1	$(10)	$—	$—

Hedged items			$(1,000)					$333
Derivatives designated as hedging instruments			1,011					(362)
Total effect of fair value hedges			$10					$(29)

Interest rate contracts	$—	$—	$—	$—	$—	$(11)	$—	$—	$—	$—
Currency exchange contracts	(108)	(8)	(73)	60	(28)	(415)	(240)	—	—	(10)
Other	(1)	—	—	—	9	—	—	38	—	(22)
Total effect of derivatives not designated as hedges	$(109)	$(8)	$(74)	$60	$(18)	$(426)	$(240)	$38	$—	$(32)

	Nine months ended September 30, 2019					Nine months ended September 30, 2018
(In millions)	Revenues	Cost of sales	Interest Expense	SG&A	Other Income	Revenues	Cost of sales	Interest Expense	SG&A	Other Income

Total amounts presented in the consolidated Statement of Earnings	$68,976	$50,949	$3,272	$10,120	$1,170	$70,513	$52,244	$3,585	$11,013	$1,388

Total effect of cash flow hedges	$(18)	$(14)	$(27)	$(3)	$—	$4	$17	$(30)	$—	$—

Hedged items			$(2,186)					$1,200
Derivatives designated as hedging instruments			2,172					(1,285)
Total effect of fair value hedges			$(14)					$(85)

Interest rate contracts	$(36)	$—	$—	$—	$—	$(46)	$—	$—	$—	$—
Currency exchange contracts	(25)	(29)	(212)	(2)	(52)	(921)	(484)	—	—	(6)
Other	(1)	—	123	—	10	(1)	—	27	—	(2)
Total effect of derivatives not designated as hedges	$(62)	$(29)	$(89)	$(2)	$(42)	$(967)	$(484)	$27	$—	$(8)

COUNTERPARTY CREDIT RISK
Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions. We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our agreements) on an individual counterparty basis. Where we have agreed to netting of derivative exposures with a counterparty, we net our exposures with that counterparty and apply the value of collateral posted to us to determine the exposure. We actively monitor these net exposures against defined limits and take appropriate actions in response, including requiring additional collateral. Our exposures to counterparties (including accrued interest), net of collateral we held, was $227 million and $95 million at September 30, 2019 and December 31, 2018, respectively. Counterparties' exposures to our derivative liability (including accrued interest), net of collateral posted by us, was $250 million and $571 million at September 30, 2019 and December 31, 2018, respectively.

NOTE 18. VARIABLE INTEREST ENTITIES
In addition to the three VIEs detailed in Note 4, we have other consolidated VIEs with assets of $1,539 million and $2,321 million, and liabilities of $1,007 million and $1,611 million at September 30 2019 and December 31, 2018, respectively. These entities were created to help our customers facilitate or finance the purchase of GE goods and services. These entities have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities. Substantially all the assets of our consolidated VIEs at September 30, 2019 can only be used to settle the liabilities of those VIEs.

72 2019 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our investments in unconsolidated VIEs were $1,859 million and $2,346 million at September 30, 2019 and December 31, 2018, respectively. These investments are primarily owned by GE Capital businesses, $837 million and $1,670 million of which were owned by EFS and $525 million and zero of which were owned by our run-off insurance operations at September 30, 2019 and December 31, 2018, respectively. The increase in investments in unconsolidated VIEs in our run-off insurance operations reflects implementation of our revised reinvestment plan which incorporates the introduction of strategic initiatives to invest in higher-yielding asset classes. Obligations to make additional investments in these entities total $579 million, of which $483 million relates to our run-off insurance operations.

NOTE 19. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. The GECAS business within the Capital segment has placed multiple-year orders for various Boeing, Airbus and other aircraft manufacturers with list prices approximating $33,153 million (including 369 new aircraft with estimated delivery dates of 6% in 2019, 18% in 2020 and 76% in 2021 through 2025) and secondary orders with airlines for used aircraft approximating $2,317 million (including 57 used aircraft with estimated delivery dates of 28% in 2019, 47% in 2020 and 25% in 2021 through 2022) at September 30, 2019. When we purchase aircraft, it is at a contractual price, which is usually less than the aircraft manufacturer’s list price and excludes any pre-delivery payments made in advance. As of September 30, 2019, we have made $3,064 million of pre-delivery payments to aircraft manufacturers.

In addition to our obligation to make investments in unconsolidated VIEs described in Note 18, GE Capital had total investment commitments of $2,614 million at September 30, 2019, that primarily comprise project financing investments in thermal and wind energy projects of $1,395 million and investment commitments related to our run-off insurance operations of $1,189 million.

As of September 30, 2019, in our Aviation segment, we have committed to provide financing assistance of $2,318 million for future customer acquisitions of aircraft equipped with our engines.

GUARANTEES. At September 30, 2019, we were committed under the following guarantee arrangements beyond those provided on behalf of VIEs. See Note 18 for further information.

Credit Support. At September 30, 2019, we have provided $1,637 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. The liability for such credit support was $40 million at September 30, 2019.

Indemnification Agreements – Continuing Operations. At September 30, 2019, we have $1,654 million of other indemnification commitments, including representations and warranties in sales of businesses or assets, for which we recorded a liability of $139 million.

Indemnification Agreements – Discontinued Operations. At September 30, 2019, we provided specific indemnities to buyers of GE Capital’s businesses and assets that, in the aggregate, represent a maximum potential claim of $1,136 million with related reserves of $148 million. In addition, in connection with the 2015 public offering and sale of Synchrony Financial, GE Capital indemnified Synchrony Financial and its directors, officers, and employees against the liabilities of GECC's businesses other than historical liabilities of the businesses that are part of Synchrony Financial's ongoing operations.

PRODUCT WARRANTIES. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows.

(In millions)	2019	2018

Balance at January 1	$2,193	$2,103
Current-year provisions	527	722
Expenditures	(525)	(597)
Other changes	34	7
Balance as of September 30	$2,229	$2,236

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

2019 3Q FORM 10-Q 73

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In April 2019, WMC commenced a case under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. WMC has filed a Chapter 11 Plan seeking an efficient and orderly resolution of all claims, demands, rights, and/or liabilities to be asserted by or against WMC as the debtor. GE Capital is providing up to $25 million of debtor-in-possession financing to fund administrative expenses associated with the Chapter 11 proceeding. In August 2019, we reached a settlement with WMC to resolve potential claims that WMC may have against certain GE entities. This settlement is incorporated into, and will be approved as part of, the Chapter 11 plan.

Beginning in the second quarter of 2019, as a result of WMC commencing the Chapter 11 case, we no longer consolidate WMC’s financial results or position on the books and records of GE Capital. We recognized $67 million of pre-tax charges during the second quarter of 2019, reflecting an updated settlement estimate in the context of bankruptcy for litigation that was pending when the Chapter 11 case commenced, as well as additional claims that have been brought in bankruptcy. In total, we have recognized $211 million of liabilities as of September 30, 2019, associated with amounts we anticipate paying to WMC in connection with the settlement of potential claims that WMC may have against us, as discussed above.

Alstom legacy matters. On November 2, 2015, we acquired the Thermal, Renewables and Grid businesses from Alstom. Prior to the acquisition, the seller was the subject of two significant cases involving anti-competitive activities and improper payments: (1) in January 2007, Alstom was fined €65 million by the European Commission for participating in a gas insulated switchgear cartel that operated from 1988 to 2004 (that fine was later reduced to €59 million), and (2) in December 2014, Alstom pled guilty in the United States to multiple violations of the Foreign Corrupt Practices Act and paid a criminal penalty of $772 million. As part of GE’s accounting for the acquisition, we established a reserve amounting to $858 million for legal and compliance matters related to the legacy business practices that were the subject of these and related cases in various jurisdictions. At September 30, 2019, this reserve balance was $859 million. The increase is primarily driven by foreign currency movements.

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

74 2019 3Q FORM 10-Q

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

GE	Nine months ended September 30
(In millions)	2019	2018

Increase (decrease) in employee benefit liabilities	$(373)	$41
Other gains on investing activities	232	(434)
Restructuring and other charges(a)	763	1,651
Restructuring and other cash expenditures	(854)	(975)
Increase (decrease) in equipment project accruals	(76)	(785)
Baker Hughes Class B dividends received	282	399
Other(b)	580	(434)
All other operating activities	$554	$(537)
Derivative settlements, net	$9	$(490)
Investments in intangible assets, net	(17)	(472)
Sales of retained ownership interests in Wabtec	3,383	—
Other(c)	29	138
All other investing activities	$3,404	$(824)
Disposition of Baker Hughes noncontrolling interests	$—	$638
Acquisition of noncontrolling interests	(28)	(240)
Other(d)	(320)	34
All other financing activities	$(348)	$432

(a)	Excludes non-cash adjustments reflected as "Depreciation and amortization of property, plant and equipment" or "Amortization of intangible assets" in our consolidated Statement of Cash Flows.

(b)
Included other adjustments to net income, such as write-downs of assets and the impacts of acquisition accounting and changes in other assets and other liabilities classified as operating activities, such as the timing of payments of customer allowances.

(c)	Other included net activity related to settlements between our continuing operations and discontinued operations.

(d)	Other included debt tender expenditures of $(244) million incurred to purchase GE long-term debt in the third quarter of 2019.

2019 3Q FORM 10-Q 75

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Presented below is a walk of intercompany eliminations from the combined GE and GE Capital totals to the consolidated cash flows.

	Nine months ended September 30
(In millions)	2019	2018

Combined GE and GE Capital cash from (used for) operating activities - continuing operations	$1,311	$(3,962)
GE current receivables sold to GE Capital	508	(161)
GE long-term receivables sold to GE Capital	340	851
Supply chain finance programs	1,062	152
Other reclassifications and eliminations	201	(1,214)
Total cash from (used for) operating activities - continuing operations	$3,423	$(4,334)
Combined GE and GE Capital cash from (used for) investing activities - continuing operations	$9,680	$7,209
GE current receivables sold to GE Capital	(1,167)	(1,016)
GE long-term receivables sold to GE Capital	(340)	(851)
GE Capital long-term loans to GE	(480)	6,479
Supply chain finance programs	(1,062)	(152)
Capital contribution from GE to GE Capital	1,500	—
Other reclassifications and eliminations	(1,043)	460
Total cash from (used for) investing activities - continuing operations	$7,087	$12,129
Combined GE and GE Capital cash from (used for) financing activities - continuing operations	$(14,201)	$(17,677)
GE current receivables sold to GE Capital	659	1,177
GE Capital long-term loans to GE	480	(6,479)
Capital contribution from GE to GE Capital	(1,500)	—
Other reclassifications and eliminations	842	755
Total cash from (used for) financing activities - continuing operations	$(13,721)	$(22,224)

GE current receivables sold to GE Capital excludes $268 million and $3,905 million related to cash payments received on the Receivable facility deferred purchase price in the nine months ended September 30, 2019 and 2018 respectively, which are reflected as "Cash from investing activities" in the GE Capital and the GE columns of our consolidated Statement of Cash Flows. Sales of current and long-term receivables from GE to GE Capital are classified as "Cash from operating activities" in the GE column of our Statement of Cash Flows. See Note 4 for further information.

76 2019 3Q FORM 10-Q

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

•	Consolidated – prepared on a consolidated basis.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Sales of goods and services	$7,169	$—	$—	$31,413	$(17,077)	$21,504
GE Capital revenues from services	—	245	(18)	2,107	(477)	1,856
Total revenues	7,169	245	(18)	33,519	(17,554)	23,360

Interest and other financial charges	634	272	356	148	(132)	1,279
Other costs and expenses	4,945	—	(38)	40,629	(22,048)	23,488
Total costs and expenses	5,580	272	318	40,777	(22,180)	24,767
Other income (loss)	1,320	—	—	4,458	(5,619)	158
Equity in earnings (loss) of affiliates	(4,476)	—	(37)	31,207	(26,695)	—
Earnings (loss) from continuing operations before income taxes	(1,567)	(27)	(373)	28,406	(27,688)	(1,249)
Benefit (provision) for income taxes	(386)	3	—	339	3	(41)
Earnings (loss) from continuing operations	(1,953)	(24)	(373)	28,745	(27,685)	(1,290)
Earnings (loss) from discontinued operations, net of taxes	683	—	40	—	(8,817)	(8,093)
Net earnings (loss)	(1,270)	(24)	(333)	28,745	(36,502)	(9,383)
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(7)	46	40
Net earnings (loss) attributable to the Company	(1,270)	(24)	(333)	28,752	(36,548)	(9,423)
Other comprehensive income (loss)	1,491	—	(1)	1,313	(1,312)	1,491
Comprehensive income (loss) attributable to the Company	$221	$(24)	$(334)	$30,064	$(37,860)	$(7,931)

2019 3Q FORM 10-Q 77

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

(in millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Sales of goods and services	$7,301	$—	$—	$30,387	$(16,407)	$21,282
GE Capital revenues from services	—	237	300	2,508	(936)	2,110
Total revenues	7,301	237	300	32,895	(17,342)	23,392

Interest and other financial charges	451	236	725	553	(810)	1,155
Other costs and expenses	11,780	—	—	25,345	8,352	45,478
Total costs and expenses	12,231	236	725	25,898	7,542	46,633
Other income (loss)	1,193	—	—	1,217	(2,132)	279
Equity in earnings (loss) of affiliates	(11,235)	—	705	28,378	(17,849)	—
Earnings (loss) from continuing operations before income taxes	(14,971)	2	281	36,593	(44,866)	(22,962)
Benefit (provision) for income taxes	224	—	—	(536)	260	(52)
Earnings (loss) from continuing operations	(14,748)	1	281	36,057	(44,606)	(23,014)
Earnings (loss) from discontinued operations, net of taxes	39	—	18	—	98	155
Net earnings (loss)	(14,708)	1	298	36,057	(44,508)	(22,859)
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(81)	(9)	(90)
Net earnings (loss) attributable to the Company	(14,708)	1	298	36,138	(44,498)	(22,769)
Other comprehensive income (loss)	203	—	12	(751)	739	203
Comprehensive income (loss) attributable to the Company	$(14,505)	$1	$310	$35,387	$(43,759)	$(22,566)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

(in millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Sales of goods and services	$19,993	$—	$—	$95,009	$(51,871)	$63,132
GE Capital revenues from services	—	724	68	6,738	(1,685)	5,845
Total revenues	19,993	724	68	101,747	(53,556)	68,976

Interest and other financial charges	1,278	744	1,068	899	(716)	3,272
Other costs and expenses	18,377	—	—	85,378	(36,458)	67,296
Total costs and expenses	19,654	744	1,068	86,276	(37,174)	70,568
Other income (loss)	(1,894)	—	—	12,588	(9,524)	1,170
Equity in earnings (loss) of affiliates	(4,430)	—	808	58,383	(54,761)	—
Earnings (loss) from continuing operations before income taxes	(5,985)	(20)	(192)	86,442	(80,667)	(422)
Benefit (provision) for income taxes	(673)	3	—	46	624	1
Earnings (loss) from continuing operations	(6,658)	(18)	(192)	86,489	(80,043)	(421)
Earnings (loss) from discontinued operations, net of taxes	951	—	42	—	(6,205)	(5,212)
Net earnings (loss)	(5,707)	(18)	(150)	86,489	(86,248)	(5,634)
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(3)	76	73
Net earnings (loss) attributable to the Company	(5,707)	(18)	(150)	86,492	(86,324)	(5,707)
Other comprehensive income (loss)	3,053	—	(1,105)	870	235	3,053
Comprehensive income (loss) attributable to the Company	$(2,654)	$(18)	$(1,255)	$87,362	$(86,089)	$(2,654)

78 2019 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

(in millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Sales of goods and services	$21,127	$—	$—	$94,872	$(51,395)	$64,604
GE Capital revenues from services	—	678	852	5,390	(1,011)	5,909
Total revenues	21,127	678	852	100,263	(52,406)	70,513

Interest and other financial charges	1,281	671	1,889	2,041	(2,296)	3,585
Other costs and expenses	32,198	—	—	89,228	(31,793)	89,634
Total costs and expenses	33,479	672	1,889	91,269	(34,090)	93,219
Other income (loss)	2,450	—	—	3,883	(4,945)	1,388
Equity in earnings (loss) of affiliates	(11,761)	—	1,199	28,378	(17,816)	—
Earnings (loss) from continuing operations before income taxes	(21,663)	7	161	41,255	(41,078)	(21,318)
Benefit (provision) for income taxes	47	(1)	—	(1,098)	592	(460)
Earnings (loss) from continuing operations	(21,616)	6	161	40,157	(40,486)	(21,777)
Earnings (loss) from discontinued operations, net of taxes	(1,634)	—	(63)	1	170	(1,526)
Net earnings (loss)	(23,250)	6	98	40,158	(40,316)	(23,304)
Less net earnings (loss) attributable to noncontrolling interests	(134)	—	—	(202)	148	(188)
Net earnings (loss) attributable to the Company	(23,116)	6	98	40,360	(40,464)	(23,116)
Other comprehensive income (loss)	1,174	—	(42)	(2,381)	2,424	1,174
Comprehensive income (loss) attributable to the Company	$(21,941)	$6	$56	$37,978	$(38,040)	$(21,941)

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION SEPTEMBER 30, 2019 (UNAUDITED)

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash, cash equivalents and restricted cash	$10,001	$—	$—	$21,215	$(3,406)	$27,810
Receivables - net	41,269	17,841	34	61,998	(94,416)	26,726
Investment in subsidiaries	143,127	—	40,179	699,149	(882,455)	—
All other assets	31,724	480	—	316,579	(140,309)	208,474
Total assets	$226,120	$18,322	$40,212	$1,098,942	$(1,120,586)	$263,009

Short-term borrowings	$130,045	$—	$1,552	$7,303	$(121,854)	$17,046
Long-term and non-recourse borrowings	40,901	17,019	25,511	24,676	(31,909)	76,199
All other liabilities	65,166	275	219	136,051	(61,100)	140,612
Total liabilities	236,112	17,294	27,282	168,031	(214,863)	233,856

Total liabilities and equity	$226,120	$18,322	$40,212	$1,098,942	$(1,120,586)	$263,009

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION DECEMBER 31, 2018
(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash, cash equivalents and restricted cash	$9,561	$—	$—	$25,975	$(4,412)	$31,124
Receivables - net	27,868	17,467	2,792	56,256	(74,895)	29,488
Investment in subsidiaries	175,071	—	45,832	733,535	(954,437)	—
All other assets	19,165	12	—	298,493	(67,210)	250,460
Total assets	$231,665	$17,479	$48,623	$1,114,260	$(1,100,954)	$311,072

Short-term borrowings	$143,481	$—	$9,854	$9,653	$(150,212)	$12,776
Long-term and non-recourse borrowings	50,705	16,115	24,341	47,014	(47,352)	90,824
All other liabilities	45,722	336	245	133,203	(23,514)	155,992
Total liabilities	239,908	16,452	34,439	189,870	(221,078)	259,591

Total liabilities and equity	$231,665	$17,479	$48,623	$1,114,260	$(1,100,954)	$311,072

2019 3Q FORM 10-Q 79

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)
(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash from (used for) operating activities(a)	$9,148	$400	$(1,539)	$6,556	$(12,531)	$2,033

Cash from (used for) investing activities	$34,181	$(400)	$6,072	$108,843	$(143,646)	$5,050

Cash from (used for) financing activities	$(42,889)	$—	$(4,532)	$(120,127)	$153,460	$(14,089)

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(131)	—	(131)
Increase (decrease) in cash, cash equivalents and restricted cash	440	—	—	(4,859)	(2,717)	(7,136)
Cash, cash equivalents and restricted cash at beginning of year	9,561	—	—	26,676	(689)	35,548
Cash, cash equivalents and restricted cash at September 30	10,001	—	—	21,817	(3,406)	28,412
Less cash, cash equivalents and restricted cash of discontinued operations at September 30	—	—	—	602	—	602
Cash, cash equivalents and restricted cash of continuing operations at September 30	$10,001	$—	$—	$21,215	$(3,406)	$27,810

(a)	Parent Company Guarantor cash flows included cash from (used for) operating activities of discontinued operations of $(2,382) million.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)
(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash from (used for) operating activities(a)	$11,267	$(118)	$(381)	$24,135	$(38,492)	$(3,589)

Cash from (used for) investing activities	$(625)	$189	$(1,052)	$(18,293)	$31,417	$11,636

Cash from (used for) financing activities	$(11,824)	$(70)	$1,445	$(16,845)	$2,328	$(24,967)

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(440)	—	(440)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,183)	—	12	(11,443)	(4,747)	(17,361)
Cash, cash equivalents and restricted cash at beginning of year	3,472	—	3	41,993	(743)	44,724
Cash, cash equivalents and restricted cash at September 30	2,289	—	15	30,550	(5,490)	27,364
Less cash, cash equivalents and restricted cash of discontinued operations at September 30	—	—	—	5,310	—	5,310
Cash, cash equivalents and restricted cash of continuing operations at September 30	$2,289	$—	$15	$25,240	$(5,490)	$22,054

(a)	Parent Company Guarantor cash flows included cash from (used for) operating activities of discontinued operations of $185 million.

80 2019 3Q FORM 10-Q

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

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•
our success in executing and completing, including obtaining regulatory approvals and satisfying other closing conditions for, announced GE Industrial and GE Capital business or asset dispositions or other transactions, including the planned sale of our BioPharma business within our Healthcare segment and plan to exit our equity ownership position in Baker Hughes, the timing of closing for those transactions and the expected proceeds and benefits to GE;

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

•
GE Capital's capital and liquidity needs, including in connection with GE Capital’s run-off insurance operations, the amount and timing of required capital contributions to those insurance operations and strategic actions that we may pursue; the impact of conditions in the financial and credit markets on GE Capital's ability to sell financial assets; the availability and cost of funding; and GE Capital's exposure to particular counterparties and markets;

•
changes in macroeconomic and market conditions, particularly interest rates, as well as the value of stocks and other financial assets (including our equity ownership positions in Baker Hughes), oil and other commodity prices and exchange rates;

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

2019 3Q FORM 10-Q 81

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

•
Product services agreements – contractual commitments, with multiple-year terms, to provide specified services for products in our Power, Renewable Energy, and Aviation installed base – for example, monitoring, maintenance, service and spare parts for a gas turbine/generator set installed in a customer’s power plant. See "Revenues from the Sale of Services" section within Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

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

Exhibit 101
The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three and nine months ended September 30, 2019 and 2018, (ii) Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018, (iii) Statement of Changes in Shareowners' Equity for the three and nine months ended September 30, 2019 and 2018, (iv) Statement of Financial Position at September 30, 2019 and December 31, 2018, (v) Statement of Cash Flows for the nine months ended September 30, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Data required by Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share, is provided in Note 16 to the Consolidated Financial Statements in this Report.

2019 3Q FORM 10-Q 82

OTHER ITEMS

FORM 10-Q CROSS REFERENCE INDEX

Item Number		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	41-80

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Not applicable(a)

Item 4.	Controls and Procedures	39

Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	39-40

Item 1A.	Risk Factors	Not applicable(b)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	Not applicable

Item 4.	Mine Safety Disclosures	Not applicable

Item 5.	Other Information	Not applicable

Item 6.	Exhibits	82

Signatures		84

(a)
There have been no material changes to our market risk since December 31, 2018. For a discussion of our exposure to market risk, refer to our Annual Report on Form 10-K for the year ended December 31, 2018.

(b)
There have been no material changes to our risk factors since June 30, 2019. For a discussion of our risk factors, refer to our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.

2019 3Q FORM 10-Q 83

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 30, 2019	/s/ Thomas S. Timko
Date	Thomas S. Timko Vice President, Chief Accounting Officer and Controller Principal Accounting Officer

84 2019 3Q FORM 10-Q