Form 10-K
period 2019-12-31
GENERAL ELECTRIC CO
filed 2020-02-24
CIK 40545

United States Securities and Exchange Commission
WASHINGTON, D.C. 20549
FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
Commission file number 001-00035
GENERAL ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)

New York			14-0689340
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5 Necco Street,	Boston	MA	02210
(Address of principal executive offices)			(Zip Code)
(Registrant’s telephone number, including area code) (617) 443-3000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.06 per share	GE	New York Stock Exchange
Floating Rate Notes due 2020	GE 20E	New York Stock Exchange
0.375% Notes due 2022	GE 22A	New York Stock Exchange
1.250% Notes due 2023	GE 23E	New York Stock Exchange
0.875% Notes due 2025	GE 25	New York Stock Exchange
1.875% Notes due 2027	GE 27E	New York Stock Exchange
1.500% Notes due 2029	GE 29	New York Stock Exchange
7 1/2% Guaranteed Subordinated Notes due 2035	GE /35	New York Stock Exchange
2.125% Notes due 2037	GE 37	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the outstanding common equity of the registrant not held by affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was at least $90.1 billion. There were 8,740,232,000 shares of voting common stock with a par value of $0.06 outstanding at January 31, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders, to be held May 5, 2020, is incorporated by reference into Part III to the extent described therein.

ABOUT GENERAL ELECTRIC

ABOUT GENERAL ELECTRIC
General Electric Company (General Electric or the Company) is a high-tech industrial company that operates worldwide through its four industrial segments, Power, Renewable Energy, Aviation and Healthcare, and its financial services segment, Capital. The Power segment offers technologies, solutions, and services related to energy production, including gas and steam turbines, generators, and power generation services. The Renewable Energy segment provides wind turbine platforms, hardware and software, offshore wind turbines, solutions, products and services to hydropower industry, blades for onshore and offshore wind turbines, and high voltage equipment. The Aviation segment provides jet engines and turboprops for commercial and military airframes, maintenance, component repair, and overhaul services, as well as replacement parts, additive machines and materials, and engineering services. The Healthcare segment provides healthcare technologies in medical imaging, digital solutions, patient monitoring and diagnostics, drug discovery, biopharmaceutical manufacturing technologies and performance enhancement solutions. The Capital segment leases and finances aircraft, aircraft engines and helicopters, provides financial and underwriting solutions, and manages our run-off insurance operations. See the Consolidated Results section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the consolidated financial statements for information regarding our recent business portfolio actions.

We serve customers in over 170 countries. Manufacturing and service operations are carried out at 94 manufacturing plants located in 30 states in the United States and Puerto Rico and at 190 manufacturing plants located in 37 other countries.

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

As a diverse global company, we are affected by world economies, instability in certain regions, commodity prices, foreign currency volatility and policies regarding trade and imports. See the Segment Operations section within Management's Discussion and Analysis (MD&A) for further information. Other factors impacting our business include:

•	product development cycles for many of our products are long and product quality and efficiency are critical to success,

•	research and development expenditures are important to our business,

•	many of our products are subject to a number of regulatory standards and

•	changing end markets, including shifts in energy sources and demand and the impact of technology changes.

At year-end 2019, General Electric Company and consolidated affiliates employed approximately 205,000 people, of whom approximately 70,000 were employed in the United States. Our Power, Renewable Energy, Aviation, Healthcare, and Capital segments employed approximately 38,000, 43,000, 52,000, 56,000 and 2,000 people, respectively. Our Corporate business employed approximately 13,000 employees.

Approximately 6,750 GE and GE affiliate manufacturing and service employees in the United States (U.S.)are represented for collective bargaining purposes by a union. A majority of such employees are represented by union locals that are affiliated with the IUE-CWA, The Industrial Division of the Communication Workers of America, AFL-CIO, CLC. In August 2019, most of GE's U.S. unions, including the IUE-CWA, ratified new four-year labor agreements to replace the current agreements.

General Electric’s address is 1 River Road, Schenectady, NY 12345-6999; we also maintain executive offices at 5 Necco Street, Boston, MA 02210.

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

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, www.ge.com/investor-relations/events-reports, as soon as reasonably practicable after they are filed electronically with the U.S. Securities and Exchange Commission (SEC). Copies are also available, without charge, from GE Corporate Investor Communications. Reports filed with the SEC may be viewed at www.sec.gov.

GE 2019 FORM 10-K 3

MD&A

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
The consolidated financial statements of General Electric Company combine the industrial manufacturing and services businesses of GE with the financial services businesses of GE Capital and are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented in this report are calculated from the underlying numbers in millions. Discussions throughout this MD&A are based on continuing operations unless otherwise noted. The MD&A should be read in conjunction with the Financial Statements and Notes to the consolidated financial statements. For purposes of the financial statement display of sales and costs of sales in our consolidated Statement of Earnings (Loss), “goods” is required by SEC regulations to include all sales of tangible products, and "services" must include all other sales, including other services activities. In our MD&A section of this report, we refer to sales under product services agreements and sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs) as sales of “services,” which is an important part of our operations.

We believe investors will gain a better understanding of our company if they understand how we measure and talk about our results. Because of the diversity in our businesses, we present our financial statements in a three-column format, which allows investors to see our GE industrial operations separately from our financial services operations. We believe that this provides useful information to investors. When used in this report, unless otherwise indicated by the context, we use these terms to mean the following:

•
Consolidated – the adding together of GE and GE Capital, giving effect to the elimination of transactions between the two. We present consolidated results in the left-side column of our consolidated Statements of Earnings (Loss), Financial Position and Cash Flows.

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

•
GE Capital – the adding together of all affiliates of GE Capital giving effect to the elimination of transactions among such affiliates. We present the results of GE Capital in the right-side column of our consolidated Statements of Earnings (Loss), Financial Position and Cash Flows.

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

This document contains “forward-looking statements” - for details about the uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements, see the Risk Factors and Forward-Looking Statements sections.

CONSOLIDATED RESULTS
2019 SIGNIFICANT DEVELOPMENTS. In October 2019, we announced changes to the U.S. GE Pension Plan and the U.S. GE Supplementary Plan. As a result of these actions, we recognized a pre-tax increase in non-operating benefit costs of $0.6 billion in the fourth quarter of 2019. See Note 13 to the consolidated financial statements for further information.

We performed this year’s premium deficiency testing in the aggregate across our run-off insurance portfolio in the third quarter of 2019. As a result of our testing, we identified a premium deficiency resulting in a $1.0 billion pre-tax ($0.8 billion after-tax) charge to earnings. See the Other Items - Insurance section within MD&A and Note 12 to the consolidated financial statements for further information.

In the third quarter of 2019, we completed a tender offer to purchase $4.8 billion of GE senior unsecured debt. The total cash consideration paid for these purchases was $5.0 billion, resulting in a pre-tax loss of $0.3 billion (including fees and other costs associated with the tender). See Note 11 to the consolidated financial statements for further information.

In September 2019, we sold a total of 144.1 million shares in Baker Hughes for $3.0 billion in cash (net of certain deal related costs) which reduced our ownership interest from 50.2% to 36.8%. As a result, we have deconsolidated our Baker Hughes segment and reclassified its results to discontinued operations for all periods presented, and recorded a loss of $8.7 billion ($8.2 billion after-tax) in discontinued operations. See Notes 2 and 3 to the consolidated financial statements for further information.

In the second and third quarters of 2019, we recognized non-cash pre-tax impairment charges of $0.7 billion and $0.7 billion related to goodwill at our Grid Solutions equipment and services reporting unit and at our Hydro reporting unit, respectively, both within our Renewable Energy segment. These charges were recorded within earnings from continuing operations at Corporate. See Note 8 to the consolidated financial statements for further information.

GE 2019 FORM 10-K 4

MD&A	CONSOLIDATED RESULTS

In February 2019, we completed the spin-off and subsequent merger of our Transportation segment with Wabtec Corporation, a U.S. rail equipment manufacturer. As a result, we reclassified our Transportation segment to discontinued operations in the first quarter of 2019, for all periods presented, and recorded a gain of $3.5 billion ($2.5 billion after-tax) in discontinued operations. Total proceeds from the sale of the business, including the sale of Wabtec common stock during 2019 were $6.2 billion. See Notes 2 and 3 to the consolidated financial statements for further information.

Also in February 2019, we announced an agreement to sell our BioPharma business within our Healthcare segment to Danaher Corporation for total consideration of approximately $21.4 billion subject to certain adjustments. Correspondingly, we classified BioPharma as a business held for sale. We expect to complete the sale in the first quarter of 2020, subject to regulatory approval, providing us flexibility and optionality with respect to our remaining Healthcare businesses. See Note 2 to the consolidated financial statements for further information.

SUMMARY OF 2019 RESULTS. Consolidated revenues were $95.2 billion, down $1.8 billion (2%) for the year primarily driven by decreased Corporate revenues of $1.0 billion, largely attributable to the sale of our Current business in November 2018 and decreased GE Capital revenues of $0.8 billion. The overall foreign currency impact on consolidated revenues was a decrease of $1.4 billion. Industrial segment organic revenues* increased $4.6 billion (5.5%) driven by our Aviation, Renewable Energy and Healthcare segments, partially offset by our Power segment.

Continuing earnings per share was $(0.01). Excluding non-operating benefit costs, gains (losses) on business dispositions, restructuring and other charges, goodwill impairments, unrealized gains (losses) on investments, BioPharma deal taxes, debt extinguishment costs, U.S. tax reform enactment and an insurance premium deficiency test charge, Adjusted earnings per share* was $0.65.

For the year ended December 31, 2019, GE Industrial profit was $1.8 billion and profit margins were 2.1%, up $22.4 billion, driven by decreased non-cash goodwill impairment charges of $20.6 billion, decreased restructuring and other costs of $1.5 billion and decreased interest and other financial charges of $0.3 billion, partially offset by increased non-operating benefit costs of $0.1 billion. Industrial segment profit increased $0.8 billion (8%) primarily due to higher results within our Power, Healthcare and Aviation segments, partially offset by the performance of our Renewable Energy segment. Industrial segment organic profit* increased $1.0 billion (11%).

GE cash flows from operating activities (CFOA) from continuing operations was $4.6 billion and $0.7 billion for the years ended December 31, 2019 and 2018, respectively. GE CFOA increased primarily due to no GE Pension Plan contributions in 2019 compared to $6.0 billion in 2018 and lower net disbursements for equipment project costs, partially offset by higher cash used for working capital compared to 2018. GE Industrial free cash flows (FCF)* were $2.3 billion and $4.3 billion for the years ended December 31, 2019 and 2018, respectively. The decrease was primarily due to higher cash used for working capital compared to 2018, partially offset by lower net disbursements for equipment project costs compared to 2018. See the Capital Resources and Liquidity - Statement of Cash Flows section for further information.

Orders are contractual commitments with customers to provide specified goods or services for an agreed upon price. Backlog is unfilled customer orders for products and product services (expected life of contract sales for product services).

(In billions)	2019	2018	2017

Equipment	$79.0	$77.1	$75.1
Services	325.6	273.5	256.8
Total backlog	$404.6	$350.6	$331.9

Equipment	$45.0	$49.3	$48.8
Services	45.3	45.5	46.5
Total orders	$90.3	$94.8	$95.3

As of December 31, 2019, backlog increased $53.9 billion (15%) from the prior year due to an increase in services backlog of $48.4 billion at Aviation and $1.9 billion at Renewable Energy and an increase in equipment backlog of $1.9 billion at Renewable Energy.
For the year ended December 31, 2019, orders decreased $4.5 billion (5%) on a reported basis and increased $0.6 billion (1%) organically driven by an increase in services orders of $1.5 billion primarily at Aviation, partially offset by Renewable Energy, and a decrease in equipment orders of $0.9 billion, primarily at Power and Aviation, partially offset by Renewable Energy.
As of December 31, 2018, backlog increased $18.8 billion (6%), primarily due to an increase in services backlog of $16.7 billion primarily at Aviation and an increase in equipment backlog of $2.1 billion, also primarily at Aviation.
For the year ended December 31, 2018, orders decreased $0.5 billion (1%) on a reported basis and increased $2.9 billion (3%) organically driven by an increase in equipment orders of $2.5 billion, primarily at Aviation, partially offset by Power and Renewable Energy, and an increase in services orders of $0.5 billion, primarily at Aviation and Renewable Energy, partially offset by Power.

*Non-GAAP Financial Measure

GE 2019 FORM 10-K 5

MD&A	CONSOLIDATED RESULTS

Remaining performance obligation (RPO), a defined term under GAAP, is backlog excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty, even if the likelihood of cancellation is remote based on historical experience. We plan to continue reporting backlog as we believe that it is a useful metric for investors, given its relevance to total orders. See Note 26 to the consolidated financial statements for further information.

December 31, 2019 (In billions)	Equipment	Services	Total

Backlog	$79.0	$325.6	$404.6
Adjustments	(30.5)	(128.7)	(159.1)
Remaining performance obligation	$48.5	$196.9	$245.4

Adjustments to reported backlog of $159.1 billion as of December 31, 2019 are largely driven by adjustments of $149.5 billion in our Aviation segment: (1) backlog includes engine contracts for which we have received purchase orders that are cancelable. We have included these in backlog as our historical experience has shown no net cancellations, as any canceled engines are typically moved by the airframer to other program customers; (2) our services backlog includes contracts that are cancelable without substantive penalty, primarily time and materials contracts; (3) backlog includes engines contracted under long-term service agreements, even if the engines have not yet been put into service. These adjustments to reported backlog are expected to be satisfied beyond one year.

(In billions)	2019	2018	2017

Consolidated revenues	$95.2	$97.0	$99.3

Equipment	42.9	42.4	48.0
Services	43.9	44.4	41.7
Industrial segment revenues	$86.8	$86.8	$89.8
Corporate items and Industrial eliminations	0.9	2.3	2.5
GE Industrial revenues	$87.7	$89.0	$92.2
GE Capital revenues	$8.7	$9.6	$9.1

For the year ended December 31, 2019, consolidated revenues decreased $1.8 billion (2%) primarily driven by decreased Corporate revenues of $1.0 billion, largely attributable to the sale of our Current business in November 2018, and decreased GE Capital revenues of $0.8 billion. The overall foreign currency impact on consolidated revenues was a decrease of $1.4 billion.
Industrial segment revenues remained flat as a decrease at Power was offset by increases at Aviation, Renewable Energy and Healthcare. This was driven by the net effects of dispositions of $3.3 billion, primarily attributable to the sales of Industrial Solutions, Value-Based Care and Distributed Power in 2018 and the effects of a stronger U.S. dollar of $1.4 billion, partially offset by the net effects of acquisitions of $0.1 billion. Industrial segment organic revenues* (excluding the effects of acquisitions, dispositions and foreign currency) increased $4.6 billion (5.5%).
GE Capital revenues decreased $0.8 billion (8%), primarily due to volume declines and lower gains, partially offset by lower impairments.

For the year ended December 31, 2018, consolidated revenues decreased $2.3 billion (2%), primarily driven by decreased industrial segment revenues of $3.0 billion, partially offset by increased GE Capital revenues of $0.5 billion. The overall foreign currency impact on consolidated revenues was $0.5 billion.
Industrial segment revenues decreased $3.0 billion (3%) as a decrease at Power was partially offset by increases at Healthcare and Aviation. This decrease was driven in part by the net effects of dispositions of $3.5 billion, partially offset by the effects of a weaker U.S. dollar of $0.5 billion. Industrial segment organic revenues* remained flat.
GE Capital revenues increased $0.5 billion (5%) primarily due to lower impairments and volume growth, partially offset by lower gains.

(In billions; per-share amounts in dollars and diluted)	2019	2018	2017

Continuing earnings (loss) attributable to GE common shareholders	$—	$(21.4)	$(8.7)
Continuing earnings (loss) per share	$(0.01)	$(2.47)	$(1.00)

For the year ended December 31, 2019, consolidated continuing losses decreased $21.4 billion, due to decreased GE goodwill impairment charges of $20.6 billion, increased GE Industrial segment profit of $0.8 billion, decreased corporate items and eliminations of $0.6 billion and decreased GE interest and other financial charges of $0.3 billion, partially offset by increased provision for GE Industrial income taxes of $0.8 billion and increased GE non-operating benefit costs of $0.1 billion.
GE Industrial segment profit increased $0.8 billion (8%) with higher profit at Power, Aviation and Healthcare partially offset by lower profit at Renewable Energy. Industrial segment profit was also driven in part by the net effects of dispositions of $0.3 billion, primarily associated with the sales of Industrial Solutions, Value-Based Care and Distributed Power in 2018, offset by the effects of a weaker U.S. dollar of $0.1 billion. Excluding the effects of acquisitions, dispositions and foreign currency translation, industrial segment organic profit* increased $1.0 billion (11%). Corporate items and eliminations decreased $0.6 billion primarily attributable to decreased restructuring and other costs of $1.6 billion, increased net unrealized gains on investments of $0.8 billion, partially offset by decreased net gains from disposed or held for sale businesses of $1.4 billion and increased adjusted Corporate operating costs* of $0.4 billion.

*Non-GAAP Financial Measure

GE 2019 FORM 10-K 6

MD&A	CONSOLIDATED RESULTS

GE Capital continuing losses were flat primarily due to a $1.0 billion pre-tax charge identified through the completion of our annual insurance premium deficiency review, lower gains, lower tax benefits and volume declines, offset by lower impairments, lower excess interest costs and tax law changes. Gains were $0.7 billion and $0.8 billion in 2019 and 2018, respectively, which primarily related to sales of GE Capital Aviation Services (GECAS) aircraft and engines resulting in gains of $0.4 billion and $0.3 billion in 2019 and 2018, respectively, as well as the sale of equity method investments resulting in gains of $0.2 billion in 2019 at Energy Financial Services (EFS) and the sale of EFS’ debt origination business and equity investments resulting in gains of $0.4 billion in 2018.

For the year ended December 31, 2018, consolidated continuing losses increased $12.7 billion driven by increased GE goodwill impairment charges of $21.0 billion, decreased GE Industrial segment profit of $1.8 billion and increased GE non-operating benefit costs of $0.3 billion, partially offset by decreased GE Capital losses of $6.3 billion, decreased provision for GE Industrial income taxes of $3.0 billion, decreased corporate items and eliminations of $1.0 billion and decreased GE interest and other financial charges of $0.1 billion.
GE Industrial segment profit decreased $1.8 billion (16%) with decreases at Power and Renewable Energy, partially offset by higher earnings at Aviation and Healthcare. Industrial segment profit was also driven in part by the net effects of dispositions of $0.4 billion, primarily associated with the absence of Water following its sale in the third quarter of 2017 and Industrial Solutions following its sale in the second quarter of 2018. Excluding the effects of acquisitions, dispositions and foreign currency translation, industrial segment organic profit* decreased $1.4 billion. Corporate items and eliminations decreased $1.0 billion primarily attributable to higher net gains from disposed or held for sale businesses of $0.4 billion, decreased adjusted Corporate operating costs* of $0.4 billion and decreased restructuring and other costs of $0.1 billion.
GE Capital continuing losses decreased $6.3 billion (93%) primarily due to the nonrecurrence of the 2017 charges associated with the GE Capital insurance premium deficiency review and EFS strategic actions, partially offset by the nonrecurrence of 2017 tax benefits.

GEOGRAPHIC INFORMATION. Our global activities span all geographic regions and primarily encompass manufacturing for local and export markets, import and sale of products produced in other regions, leasing of aircraft, sourcing for our plants domiciled in other global regions and provisioning of financial services within these regional economies. Thus, when countries or regions experience currency and/or economic stress, we often have increased exposure to certain risks, but also often have new opportunities that include, among other things, expansion of industrial activities through purchases of companies or assets at reduced prices and lower U.S. debt financing costs.

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

				V%
(Dollars in billions)	2019	2018	2017	2019-2018	2018-2017

U.S.	$39.4	$40.0	$41.5	(2)%	(4)%
Non-U.S.
Europe	19.1	19.8	18.7
Asia	20.2	19.3	18.3
Americas	6.3	7.9	7.8
Middle East and Africa	10.3	10.1	13.0
Total Non-U.S.	$55.8	$57.1	$57.8	(2)%	(1)%
Total geographic revenues	$95.2	$97.0	$99.3	(2)%	(2)%
Non-U.S. revenues as a % of consolidated revenues	59%	59%	58%

The decrease in non-U.S. revenues in 2019 was primarily due to a decrease of 20% in Americas, partially offset by an increase of 4% in Asia.

The decrease in non-U.S. revenues in 2018 was primarily due to a decrease of 22% in Middle East and Africa, partially offset by increases of 6% in Europe and 5% in Asia.

The effects of currency fluctuations on reported results were as follows:

•
Decreased revenues by $1.4 billion in 2019, primarily driven by the euro ($0.7 billion), the Chinese renminbi ($0.2 billion), the Brazilian real ($0.1 billion), the pound sterling ($0.1 billion), and the Australian dollar ($0.1 billion).

•	Increased revenues by $0.5 billion in 2018, primarily driven by the euro ($0.3 billion).

*Non-GAAP Financial Measure

GE 2019 FORM 10-K 7

MD&A	CONSOLIDATED RESULTS

AVIATION AND GECAS 737 MAX. Aviation develops, produces, and sells LEAP aircraft engines through CFM International (CFM), a company jointly owned by GE and Safran Aircraft Engines, a subsidiary of the Safran Group of France. The LEAP-1B engine is the exclusive engine for the Boeing 737 MAX. In March 2019, global regulatory authorities ordered a temporary fleet grounding of the Boeing 737 MAX. During the second quarter of 2019, Boeing announced a temporary reduction in the 737 MAX production rate, and CFM reduced its production rate for the LEAP-1B to meet Boeing's revised aircraft build rate. In December 2019, Boeing announced that it would temporarily suspend production of the 737 MAX beginning in January 2020. CFM is working closely with Boeing to align production rates for 2020 and ensure a successful reentry into service, with a strong commitment to safety while navigating near-term industry disruption. As a result of the 737 MAX grounding, GE CFOA was adversely affected by approximately $1.4 billion for the year ended December 31, 2019, which primarily represents the growth in receivables, net of progress collections, and lower collections on new purchase orders. Within Aviation, this effect was more than offset by: higher commercial aftermarket earnings and higher long-term service agreement billings of $0.6 billion; cash receipts from contract modifications of $0.3 billion; a new spare parts distribution deal for a legacy engine program of $0.3 billion; and lower customer allowance payments of $0.4 billion. Other Aviation working capital cash flows, excluding the impact of the 737 MAX grounding, largely offset. Any impact to GE CFOA in 2020 is dependent on the timing of the 737 MAX return to service and engine production rates.

At December 31, 2019, GECAS owned 29 737 MAX aircraft, 26 of which are contracted for lease to airlines that remain obligated to make contractual rental payments. In addition, GECAS has made pre-delivery payments to Boeing related to 144 of these aircraft on order and has made financing commitments to acquire a further 18 aircraft under purchase and leaseback contracts with airlines.

As of December 31, 2019, we have approximately $2.5 billion of net assets ($4.8 billion of assets and $2.3 billion of liabilities) related to the 737 MAX program that primarily comprise accounts receivable, pre-delivery payments and owned aircraft subject to lease offset by progress collections. No impairment charges were incurred related to the 737 MAX aircraft and related balances in 2019 as we continue to believe these assets are fully recoverable. We continue to monitor these developments with our airline customers, lessees and Boeing.

LEAP continues to be a strong engine program for us, and we delivered 1,736 LEAP engines for Boeing and Airbus platforms in the year.

SEGMENT OPERATIONS. Segment revenues include sales of products and services by the segment. Industrial segment profit is determined based on performance measures used by our Chief Operating Decision Maker (CODM), who is our Chief Executive Officer (CEO), to assess the performance of each business in a given period. In connection with that assessment, the CEO may exclude matters, such as charges for impairments, restructuring, rationalization and other similar expenses, acquisition costs and other related charges, certain gains and losses from acquisitions or dispositions, and certain litigation settlements. See the GE Corporate Items and Eliminations section within MD&A for additional information about costs excluded from segment profit.

Segment profit excludes results reported as discontinued operations and the portion of earnings or loss attributable to noncontrolling interests of consolidated subsidiaries, and as such only includes the portion of earnings or loss attributable to our share of the consolidated earnings or loss of consolidated subsidiaries.

Interest and other financial charges, income taxes and non-operating benefit costs are excluded in determining segment profit for the industrial segments. Interest and other financial charges, income taxes, non-operating benefit costs and GE Capital preferred stock dividends are included in determining segment profit (which we sometimes refer to as net earnings) for the Capital segment. Other income is included in segment profit for the industrial segments.

Certain corporate costs, such as those related to shared services, employee benefits, and information technology, are allocated to our segments based on usage. A portion of the remaining corporate costs is allocated based on each segment’s relative net cost of operations.

GE 2019 FORM 10-K 8

MD&A	SEGMENT OPERATIONS

SUMMARY OF REPORTABLE SEGMENTS (In millions)	2019	2018	2017

Power	$18,625	$22,150	$29,426
Renewable Energy	15,337	14,288	14,321
Aviation	32,875	30,566	27,013
Healthcare	19,942	19,784	19,017
Total industrial segment revenues	86,778	86,789	89,776
Capital	8,741	9,551	9,070
Total segment revenues	95,519	96,339	98,847
Corporate items and eliminations	(305)	673	433
Consolidated revenues	$95,214	$97,012	$99,279

Power	$386	$(808)	$1,894
Renewable Energy	(666)	292	728
Aviation	6,820	6,466	5,370
Healthcare	3,896	3,698	3,488
Total industrial segment profit	10,436	9,647	11,479
Capital	(530)	(489)	(6,765)
Total segment profit	9,906	9,158	4,714
Corporate items and eliminations	(2,212)	(2,837)	(3,798)
GE goodwill impairments	(1,486)	(22,136)	(1,165)
GE interest and other financial charges	(2,115)	(2,415)	(2,538)
GE non-operating benefit costs	(2,828)	(2,740)	(2,409)
GE benefit (provision) for income taxes	(1,309)	(467)	(3,493)
Earnings (loss) from continuing operations attributable to GE common shareholders	(44)	(21,438)	(8,689)
Earnings (loss) from discontinued operations, net of taxes	(5,335)	(1,363)	(312)
Less net earnings (loss) attributable to noncontrolling interests, discontinued operations	60	1	(81)
Earnings (loss) from discontinued operations, net of taxes and noncontrolling interests	(5,395)	(1,364)	(231)
Consolidated net earnings (loss) attributable to GE common shareholders	$(5,439)	$(22,802)	$(8,920)

POWER
Products & Services. Power serves power generation, industrial, government and other customers worldwide with products and services related to energy production. Our products and technologies harness resources such as oil, gas, fossil, diesel, nuclear and water to produce electric power and include gas and steam turbines, full balance of plant, upgrade and service solutions, as well as data-leveraging software.

In 2019, we reorganized the businesses within our Power segment into Gas Power and Power Portfolio, and we completed the reorganization of our Grid Solutions equipment and services business into our Renewable Energy segment and our Grid Solutions software and Power Digital businesses into Corporate for all periods presented. Power Portfolio's 2018 and 2017 results also include our former Industrial Solutions and Distributed Power businesses which were sold in June 2018 and November 2018, respectively.

Gas Power – offers a wide spectrum of heavy-duty and aeroderivative gas turbines for utilities, independent power producers and numerous industrial applications, ranging from small, mobile power to utility scale power plants. Gas Power also delivers maintenance, service and upgrade solutions across total plant assets and over their operational lifecycle. Our gas turbine installed base was approximately 7,700 units as of December 31, 2019.
Power Portfolio – offers steam power technology for fossil and nuclear applications including boilers, generators, steam turbines and Air Quality Control Systems (AQCS) to help efficiently produce power and provide performance over the life of a power plant. Power Portfolio also applies the science and systems of power conversion to provide motors, generators, automation and control equipment and drives for energy intensive industries such as marine, oil and gas, renewable energy, mining, rail, metals, test systems and water. It also offers advanced reactor technologies solutions, including reactors, fuels and support services for boiling water reactors, through joint ventures with Hitachi and Toshiba for nuclear fleets.

Competition & Regulation. Worldwide competition for power generation products and services is intense. Demand for power generation is global, and as a result, is sensitive to the economic and political environments of each country in which we do business. Our products and services sold to end customers are often subject to many regulatory requirements and performance standards under different federal, state, foreign and energy industry standards.

Significant Trends & Developments. The power market as well as its operating environment continue to be challenging. Over the past several quarters, our outlook for Power was driven by the significant overcapacity in the industry, increased price pressure from competition on servicing the installed base, and the uncertain timing of deal closures due to financing and the complexities of working in emerging markets. Market factors such as increasing energy efficiency and renewable energy penetration, the growth in global supply of liquefied natural gas, as well as the cost-competitiveness of different sources of power generation continue to impact how we evaluate long-term market demand.

GE 2019 FORM 10-K 9

MD&A	SEGMENT OPERATIONS

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

We continue to invest in new product development, such as our HA-Turbines, including upgrades, as these are critical to our customers and the long-term strategy of the business.

	Orders		Sales
(In units)	2019	2018	2019	2018

GE Gas Turbines	74	52	53	59
Heavy-Duty Gas Turbines(a)	63	43	38	42
HA-Turbines(b)	18	10	11	12
Aeroderivatives(a)	11	9	15	17
GE Gas Turbine Gigawatts(c)	13.6	8.0
(a) Heavy-Duty Gas Turbines and Aeroderivatives are subsets of GE Gas Turbines.
(b) HA-Turbines are a subset of Heavy-Duty Gas Turbines.
(c) Gigawatts reported associated with financial orders in the periods presented.

(Dollars in billions)	2019	2018	2017

Equipment	$17.7	$18.8	$19.3
Services	67.6	66.2	70.4
Total backlog	$85.3	$85.0	$89.7

Equipment	$5.2	$9.3	$13.0
Services	11.7	13.3	17.0
Total orders	$16.9	$22.6	$30.0

Gas Power	$13.1	$13.3	$17.1
Power Portfolio	5.5	8.9	12.3
Total segment revenues	$18.6	$22.1	$29.4

U.S.	$6.0	$7.5	$9.9
Non-U.S.
Europe	3.1	4.5	5.1
Asia	4.0	4.1	5.0
Americas	1.9	2.5	2.6
Middle East and Africa	3.6	3.5	6.8
Total Non-U.S.	$12.6	$14.7	$19.5
Total segment revenues	$18.6	$22.1	$29.4
Non-U.S. revenues as a % of segment revenues	68%	66%	66%

Equipment	$6.2	$8.1	$12.9
Services	12.4	14.1	16.5
Total segment revenues(a)	$18.6	$22.1	$29.4

Segment profit(b)	$0.4	$(0.8)	$1.9
Segment profit margin	2.1%	(3.6)%	6.4%
(a) Power segment revenues represent 21% and 19% of total industrial segment revenues and total segment revenues, respectively, for the year ended December 31, 2019.
(b) Power segment profit represents 4% of total industrial segment profit for the year ended December 31, 2019.

GE 2019 FORM 10-K 10

MD&A	SEGMENT OPERATIONS

For the year ended December 31, 2019, segment orders were down $5.7 billion (25%), segment revenues were down $3.5 billion (16%) and segment profit was up $1.2 billion.
Backlog as of December 31, 2019 increased $0.3 billion from December 31, 2018, primarily due to an increase in services backlog of $1.4 billion attributable to Gas Power, partially offset by a decrease in equipment backlog of $1.1 billion from both Gas Power and Power Portfolio.
Orders decreased $2.5 billion (13%) organically mainly due to a decrease in Steam orders at Power Portfolio, partially offset by 20 more heavy duty gas turbine orders.
Revenues decreased $0.2 billion (1%) organically* primarily due to a decrease in services revenue at Power Portfolio.
Profit increased $1.4 billion organically* due to improved variable cost productivity driven by the absence of significant warranty and project cost updates, as well as liquidated damages recognized in 2018.

For the year ended December 31, 2018, segment orders were down $7.4 billion (25%), segment revenues were down $7.3 billion (25%) and segment profit was down $2.7 billion.
Backlog as of December 31, 2018 decreased $4.7 billion (5%) primarily due to a reduction in services backlog of $4.2 billion attributable to Gas Power and due to the absence of our Distributed Power and Industrial Solutions businesses in Power Portfolio.
Orders decreased $4.0 billion (15%) organically mainly due to Gas Power lower gas turbine and services orders.
Revenues decreased $4.5 billion (17%) organically*. Equipment revenues decreased primarily at Gas Power, due to lower unit sales, including 60 fewer gas turbines, 26 fewer Heat Recovery Steam Generators and 23 fewer aeroderivative units. Services revenues also decreased primarily due to 27 fewer AGP upgrades.
Profit decreased $2.4 billion organically* due to negative variable cost productivity driven by warranty, project cost updates as well as liquidated damages, and various assumption updates for unfavorable pricing, lower utilization, and cost updates on our long-term service agreements recognized by Gas Power.

RENEWABLE ENERGY
Products & Services. Renewable Energy engineers and manufactures energy equipment and projects, grid solutions and digital services that create industry-leading value for our customers globally. Combining onshore and offshore wind, blades, hydro and grid solutions, as well as hybrid renewables and digital services offerings, we have installed more than 400 gigawatts of clean renewable energy equipment and more than 90 percent of utilities worldwide with our grid solutions.

Onshore Wind – delivers technology and services for the onshore wind power industry by providing smart turbines that are uniquely situated for a variety of wind environments. Wind services help customers improve availability and value of their assets over the lifetime of the fleet. The Digital Wind Farm is a site level solution, creating a dynamic, connected and adaptable ecosystem that improves our customers’ fleet operations. Our Onshore Wind turbine installed base was approximately 45,000 units as of December 31, 2019.
Offshore Wind – leads the industry in offshore wind power technologies to be used in offshore wind farm development with the Haliade X-12MW prototype, the most powerful offshore wind turbine in the world.
Grid Solutions Equipment and Services (Grid) – equips power utilities and industries worldwide to bring power reliably and efficiently from the point of generation to end customers through offering products, such as high voltage equipment, power electronics, automation and protection equipment, and servicing the generation, transmission, distribution, oil and gas, telecommunication, mining and water industries. In the second quarter of 2019, we completed the reorganization of our Grid business into our Renewable Energy segment for all periods presented.
Hydro – represents more than 25 percent of the total installed hydropower capacity worldwide through a portfolio of solutions and services, including the design, management, construction, installation, maintenance and operation of both large hydropower plants and small hydropower solutions, as well as offering a comprehensive asset management program to hydro power plant operators.

Competition & Regulation. While many factors, including government incentives and specific market rules, affect how renewable energy can deliver outcomes for customers in a given region, renewable energy is increasingly able to compete with fossil fuels in terms of levelized cost of electricity. However, continued competitive pressure from other wind and hydro turbine manufacturers as well as from other energy sources, such as solar photovoltaic, reinforced by a general move to electricity auction mechanisms, have increased price pressure and the need for innovation.

We continue to invest in exploring new ways of further improving the efficiency and flexibility of our hydropower technology with digital solutions and in generating wind turbine product improvements, including larger rotors, taller towers and higher nameplate ratings that continue to drive down the cost of wind energy. As industry models continue to evolve, our digital strategy and investments in technical innovation will position us to add value for customers looking for clean, renewable energy.

Significant Trends & Developments. Renewable energy is in a rapid transition period and now competing in the marketplace against existing and new conventional energy sources. Wind energy is currently the second-largest contributor to renewable capacity growth with hydropower projected to remain the largest renewable electricity source through 2023.

*Non-GAAP Financial Measure

GE 2019 FORM 10-K 11

MD&A	SEGMENT OPERATIONS | RENEWABLE ENERGY

During 2019, the onshore wind market in the U.S. continued to see the positive impact from the Production Tax Credit (PTC) cycle and customer preference shifting to larger, more efficient units to drive down costs and compete with other power generation options. Despite the competitive nature of the market, onshore wind order pricing stabilized in 2019 due to demand caused by the progressive phase-down of PTCs in the U.S. starting in 2020 and auction stabilization in international markets. The phase-down of PTCs in the U.S. has recently been extended by a year such that certain projects completed through 2024 could qualify for these credits and we expect to continue high levels of production for 2020 deliveries at Onshore Wind. We will continue to closely monitor our execution during this period including risks of delivery delays due to customer site readiness issues and possible project postponements.

We expect additional opportunities to repower existing wind turbines. Repowering allows customers to increase the annual energy output of their installed base, provides more competitively priced energy and extends the life of their assets. The repower market remains robust, and we expect continued strong demand in 2020 and beyond.

The grid market continues to be challenging as we have experienced current year order declines in the High Voltage Direct Current (HVDC) and High Voltage (HV) product lines. Given price pressure, the need for grid flexibility to accommodate more renewable energy, and the diversification of energy players, the hydropower industry continues to maximize value with new small-scale and pumped storage projects to support both wind and solar expansion. The Grid and Hydro businesses are executing their turnaround plans and we are expecting improvements in contribution margin in 2020.

New product introductions continue to be important to our customers who are demonstrating the willingness to adopt the new technology of larger turbines that decrease the levelized cost of energy. We continue to focus on cost reduction initiatives of our products, in-sourcing blade production and developing larger, more efficient turbines like the Haliade-X (Offshore Wind) and Cypress (Onshore Wind). During 2019, we signed our largest Cypress order to date, and were selected as the preferred supplier for two Offshore wind projects in the U.S. and United Kingdom (U.K.), an important commercial milestone for the Haliade-X. In October 2019, the prototype for the Haliade-X was successfully installed with final certification expected by the middle of 2020.

	Orders		Sales
(In units)	2019	2018	2019	2018

Wind Turbines	4,325	3,198	3,424	2,491
Wind Turbine Megawatts	12,758	8,591	9,525	6,823
Repower	1,269	1,621	1,057	1,160

(Dollars in billions)	2019	2018	2017

Equipment	$16.3	$14.4	$15.0
Services	11.2	9.3	7.4
Total backlog	$27.5	$23.7	$22.5

Equipment	$14.0	$11.8	$12.8
Services	2.9	3.5	2.6
Total orders	$16.9	$15.3	$15.4

Onshore Wind	$10.4	$8.2	$8.1
Grid Solutions equipment and services	4.1	4.8	5.1
Other	0.9	1.3	1.1
Total segment revenues	$15.3	$14.3	$14.3

U.S.	$7.4	$4.9	$5.6
Non-U.S.
Europe	2.9	3.2	3.0
Asia	2.7	2.9	2.1
Americas	1.1	2.2	2.4
Middle East and Africa	1.2	1.1	1.2
Total Non-U.S.	$7.9	$9.4	$8.7
Total segment revenues	$15.3	$14.3	$14.3

Non-U.S. revenues as a % of segment revenues	52%	66%	61%

GE 2019 FORM 10-K 12

MD&A	SEGMENT OPERATIONS | RENEWABLE ENERGY

(Dollars in billions)	2019	2018	2017

Equipment	$12.3	$11.4	$14.0
Services	3.1	2.9	0.4
Total segment revenues(a)	$15.3	$14.3	$14.3
Segment profit(b)	$(0.7)	$0.3	$0.7
Segment profit margin	(4.3)%	2.0%	5.1%

(a)	Renewable Energy segment revenues represent 18% and 16% of total industrial segment revenues and total segment revenues, respectively, for the year ended December 31, 2019.

(b)	Renewable Energy segment profit represents (6)% of total industrial segment profit for the year ended December 31, 2019.

For the year ended December 31, 2019, segment orders were up $1.6 billion (10%), segment revenues were up $1.0 billion (7%) and segment profit was down $1.0 billion.
Backlog as of December 31, 2019 increased $3.9 billion (16%) primarily driven by increases at Onshore Wind of $3.0 billion due to increased demand in anticipation of the U.S. PTC phase-down, increased services backlog due to the larger installed equipment base and a large scale 6MW turbine order in Offshore Wind.
Orders increased $1.9 billion (12%) organically due to increased demand in domestic and international Onshore Wind markets, partially offset by lower repower unit orders and lower orders at Grid and Hydro.
Revenues increased $1.6 billion (11%) organically*. Equipment revenues increased due to 933 more wind turbine units shipped, or 40% more megawatts, than in the prior year, partially offset by decreases in Offshore Wind due to the nonrecurrence of a project completed in the prior year and due to lower HVDC and Automated Control Systems (ACS) project revenues and HV product shipments at Grid. Services revenues increased primarily due to an increase in repower units pricing and volume at Onshore Wind.
Profit decreased $1.0 billion organically* due to $0.3 billion higher losses in Grid, Hydro and Offshore Wind resulting from no longer allocating losses to noncontrolling interest holders following the buy-out of those joint venture interests from Alstom in the fourth quarter of 2018. The lower profit was also due to $0.2 billion related to project execution challenges, primarily on legacy contracts as well as price pressure and execution challenges at Grid, increased research and development spend, depreciation on capitalized expenditures for Haliade-X and Cypress and the impact of U.S.-China tariffs.

For the year ended December 31, 2018, segment orders were down $0.1 billion (1%), segment revenues were flat and segment profit was down $0.4 billion (60%).
Backlog increased $1.2 billion (5%) primarily driven by Onshore Wind due to increased demand associated with U.S. PTCs, partially offset by a decrease in Grid ACS and HVDC and non-repeat of a 6MW turbine order in Offshore Wind.
Orders decreased $0.2 billion (1%) organically due to lower ACS and HVDC orders at Grid, partially offset by an increase in Onshore Wind due to the U.S. PTC cycle compared to the prior year.
Revenues were flat organically*. Services volume increased due to a larger installed base and more repower units than in the prior year. Equipment volume decreased driven by lower Grid ACS and HVDC activity.
Profit decreased $0.4 billion (60%) organically* due to pricing pressure, unfavorable business mix as well as liquidated damages related to partner execution and project delays, and higher losses in Hydro and Offshore as we began fully consolidating these entities in the fourth quarter, partially offset by materials deflation and positive base cost productivity.

AVIATION
Products & Services. Aviation designs and produces commercial and military aircraft engines, integrated digital components, electric power and mechanical aircraft systems. We also provide aftermarket services to support our products.

Commercial – manufactures jet engines for commercial airframes. Our commercial engines power aircraft in all categories; regional, narrowbody and widebody. We also produce and market engines through joint ventures with Safran Group of France and United Technologies Corporation. Commercial provides maintenance, component repair and overhaul services (MRO), including sales of replacement parts. Our commercial engine installed base was approximately 37,800 units as of December 31, 2019.
Military – manufactures jet engines for military airframes. Our military engines power a wide variety of military aircraft including fighters, bombers, tankers, helicopters and surveillance aircraft, as well as marine applications. We provide maintenance, component repair and overhaul services, including sales of replacement parts. Our military engine installed base was approximately 26,600 units as of December 31, 2019.
Systems & Other – provides engines components, systems and services for commercial and military segments. This includes engines and components for business and general aviation segments, along with avionics systems, aviation electric power systems, flight efficiency and intelligent operation services, aircraft structures and Avio Aero. Additionally, we provide a wide variety of products and services including additive machines from Concept Laser and Arcam EBM, additive materials (including metal powders from AP&C), and additive engineering services through our consultancy brand AddWorksTM.

*Non-GAAP Financial Measure

GE 2019 FORM 10-K 13

MD&A	SEGMENT OPERATIONS

Competition & Regulation. The global businesses for aircraft jet engines, maintenance component repair and overhaul services (including parts sales) are highly competitive. Both U.S. and non-U.S. markets are important to the growth and success of the business. Product development cycles are long and product quality and efficiency are critical to success. Research and development expenditures are important in this business, as are focused intellectual property strategies and protection of key aircraft engine design, manufacture, repair and product upgrade technologies. Aircraft engine orders and systems tend to follow civil air travel and demand and military procurement cycles.

Our product, services and activities are subject to a number of regulators such as the U.S. Federal Aviation Administration (FAA), European Aviation Safety Agency (EASA) and other regulatory bodies.

Significant Trends & Developments. Global passenger air travel continued to grow (measured in revenue passenger kilometers (RPK)) at 4.2%* in the current year. Oil prices remained stable, and global traffic growth was broad-based across global regions. We expect this trend to drive continued demand in the installed base of commercial engines and increased focus on newer, more fuel-efficient aircraft. Industry-load factors for airlines remain at all-time high levels above 80%*. Air freight volume decreased, particularly in international markets driven by economic conditions and slowing global trade.

As it relates to the military environment, the U.S. Department of Defense has increased its budget and foreign governments have increased spending to upgrade and modernize their existing fleets, creating future opportunities. Military shipments grew to 717 engines in 2019 from 674 engines in 2018. In 2019, the United States Army awarded Aviation a contract for its T901 engine as the replacement engine for the Army's Apache and Black Hawk helicopters, and in 2018 the United States Air Force selected Boeing as the contractor to produce 351 new advanced T-7A Red Hawk trainer aircraft powered by Aviation's F404 engine.

The installed base continues to grow with new product launches. We announced record commercial wins at the Paris Air Show in June 2019, some of which contributed to backlog growth of 22% from December 31, 2018. We continue to expect future orders as a result of these wins. In 2018, we shipped the first Passport engines, powering the Bombardier Global 7000 business jet. We are also continuing development on the Advanced Turbo Prop program and the GE9X engine, incorporating the latest technologies for application in the widebody aircraft space.

Total engineering, comprised of both company and customer funded spending, remained consistent with 2018. Company funded research and development spend has decreased compared to prior year. However, customer funded engineering efforts, primarily in our Military business, continue to increase. Our digital initiatives, including analytics on flight operations, technical operations, and advanced manufacturing, are enabling our customers, internal operations and suppliers to reduce costs, cycle time and improve quality.

LEAP continues to be a strong engine program for us, and we delivered 1,736 LEAP engines for Boeing and Airbus platforms in the year.

Refer to the Aviation and GECAS 737 MAX discussion in Consolidated Results for information regarding the Company's exposure related to the temporary fleet grounding of the Boeing 737 MAX.

	Orders		Sales
(In units, except where noted)	2019	2018	2019	2018

Commercial Engines	2,390	4,772	2,863	2,825
GEnx Engines(a)	164	407	296	251
LEAP Engines(a)	1,568	3,637	1,736	1,118
Military Engines	801	751	717	674
Spares Rate(b)			$31.0	$27.5
(a) GEnx and LEAP engines are subsets of Commercial Engines (b) Commercial externally shipped spares and spares used in time & material shop visits in millions of dollars per day.

(In billions)	2019	2018	2017

Equipment	$39.1	$37.8	$34.1
Services	234.1	185.7	166.1
Total backlog	$273.2	$223.5	$200.2

Equipment	$14.5	$15.3	$10.6
Services	22.3	20.2	18.5
Total orders	$36.7	$35.5	$29.1

Commercial	$24.2	$22.7	$19.7
Military	4.4	4.1	4.0
Systems & Other	4.3	3.7	3.3
Total segment revenues	$32.9	$30.6	$27.0

* Based on the latest available information from the International Air Transport Association

GE 2019 FORM 10-K 14

MD&A	SEGMENT OPERATIONS

(Dollars in billions)	2019	2018	2017

U.S.	$13.4	$12.5	$10.8
Non-U.S.
Europe	7.5	7.0	6.3
Asia	6.6	5.8	5.2
Americas	1.6	1.5	1.1
Middle East and Africa	3.8	3.8	3.6
Total Non-U.S.	$19.5	$18.0	$16.3
Total segment revenues	$32.9	$30.6	$27.0

Non-U.S. revenues as a % of segment revenues	59%	59%	60%

Equipment	$12.8	$11.5	$10.2
Services	20.1	19.1	16.8
Total segment revenues(a)	$32.9	$30.6	$27.0
Segment profit(b)	$6.8	$6.5	$5.4
Segment profit margin	20.7%	21.2%	19.9%

(a)	Aviation segment revenues represent 38% and 34% of total industrial segment revenues and total segment revenues, respectively, for the year ended December 31, 2019.

(b)	Aviation segment profit represents 65% of total industrial segment profit for the year ended December 31, 2019.

For the year ended December 31, 2019, segment orders were up $1.2 billion (3%), segment revenues were up $2.3 billion (8%) and segment profit was up $0.4 billion (5%).
Backlog as of December 31, 2019 increased $49.7 billion (22%) primarily due to an increase in long-term service agreements.
Orders increased $1.4 billion (4%) organically primarily driven by $1.9 billion of orders in the fourth quarter of 2019 for our newly formed Aeroderivatives joint venture between GE Power and Baker Hughes. Excluding the Aeroderivatives orders, total orders decreased $0.9 billion mainly due to a decline in LEAP engine orders as a result of the 737 MAX grounding, partially offset by services orders with continued strength in materials.
Revenues increased $2.6 billion (9%) organically*. Equipment revenues increased primarily due to 43 more military engine shipments and 38 more commercial units, including 618 more LEAP units, versus the prior year, partially offset by lower legacy commercial output in the CFM product line. Services revenues also increased primarily due to increased price, a higher commercial spare parts shipment rate and increased revenues on long-term service agreements.
Profit increased $0.4 billion (6%) organically* mainly due to services increased volume and increased price on commercial spare parts, and increased profitability on long-term service agreements. Profit also increased due to higher volume of commercial spares engines, including LEAP 1-B spare engines sold to our GECAS business to have an appropriate level of spare engines available in the market to meet customer needs in anticipation of the Boeing 737 MAX aircraft recertification, partially offset by continued negative mix from commercial engines, primarily the CFM to LEAP engine transition and Passport engine shipments. Additionally, we recorded a charge during the year related to the uncertainty of collection for an airline customer in a challenging financial position.

For the year ended December 31, 2018, segment orders were up $6.4 billion (22%), segment revenues were up $3.6 billion (13%) and segment profit was up $1.1 billion (20%).
Backlog as of December 31, 2018 increased $23.4 billion (12%) primarily due to an increase in services backlog of $19.6 billion.
Orders increased $6.4 billion (22%) organically mainly due to an increase in commercial and military equipment orders of $4.7 billion.
Revenues increased $3.5 billion (13%) organically*. Services revenues increased primarily due to a higher commercial spares shipment rate, as well as increased price. Equipment revenues increased primarily due to 57 more military engine shipments and 195 more commercial units, including 659 more LEAP units, versus the prior year, partially offset by lower legacy commercial output in the CFM and GE90 product lines.
Profit increased $1.1 billion (21%) organically* mainly due to increased price, increased volume, higher spare engine shipments and product and base cost productivity. These increases were partially offset by an unfavorable business mix driven by negative LEAP margin as well as higher overhaul shop costs due to increased volume and mix.

*Non-GAAP Financial Measure

GE 2019 FORM 10-K 15

MD&A	SEGMENT OPERATIONS

HEALTHCARE
Products & Services. Healthcare provides essential healthcare technologies to developed and emerging markets and has expertise in medical imaging, digital solutions, patient monitoring and diagnostics, drug discovery, biopharmaceutical manufacturing technologies and performance improvement solutions that are the building blocks of precision health. Products and services are sold worldwide primarily to hospitals, medical facilities, pharmaceutical and biotechnology companies, and to the life science research market.

Healthcare Systems – develops, manufactures, markets and services a broad suite of products and solutions used in the diagnosis, treatment and monitoring of patients that is encompassed in imaging, ultrasound, life care solutions and enterprise software and solutions. Imaging includes magnetic resonance, computed tomography, molecular imaging, x-ray systems and complementary software and services, for use in general diagnostics, Women’s Health and image-guided therapies. Ultrasound includes high-frequency soundwave systems, and complementary software and services, for use in diagnostics tailored to a wide range of clinical settings. Life Care Solutions (LCS) includes clinical monitoring and acute care systems, and complementary software and services, for use in intensive care, anesthesia delivery, diagnostic cardiology and perinatal care. Enterprise Software & Solutions (ESS) includes enterprise digital, consulting and healthcare technology management offerings designed to improve efficiency in healthcare delivery and expand global access to advanced health care.
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

Competition & Regulation. Healthcare competes with a variety of U.S. and non-U.S. manufacturers and services providers. Customers require products and services that allow them to provide better access to healthcare, improve the affordability of care and improve the quality of patient outcomes. Technology and solution innovation to provide products that meet these customer requirements and competitive pricing are among the key factors affecting competition for these products and services. New technologies and solutions could make our products and services obsolete unless we continue to develop new and improved offerings.

Our products are subject to regulation by numerous government agencies, as well as laws and regulations that apply to various reimbursement schemes or other government funded healthcare programs.

Significant Trends & Developments. In February 2019, we announced an agreement to sell our BioPharma business to Danaher Corporation for total consideration of approximately $21.4 billion subject to certain adjustments. In the first quarter of 2019, we classified BioPharma as a business held for sale. We expect to complete the sale in the first quarter of 2020, subject to regulatory approval, providing us flexibility and optionality with respect to our remaining Healthcare businesses.

Effective January 1, 2019, the Healthcare Equipment Finance (HEF) financing business within our Capital segment was transferred to our Healthcare segment and is presented within Healthcare Systems.

The global healthcare market has continued to expand, driven by macro trends relating to growing and aging populations, increasing chronic and lifestyle-related disease, accelerating demand for healthcare in emerging markets, increasing demand for biologic drugs and insulin, and increasing use of diagnostic imaging. Technological innovation that makes it possible to address an increasing number of diseases, conditions and patients in a more cost-effective manner has also driven growth across each of our global markets.

The China market was a source of growth in 2018 in both the public market and private markets. Dynamics related to tariffs tempered this growth in 2019. The impact of tariffs on certain types of medical equipment and components that we import from China resulted in increased product costs. We continue to take mitigating actions including moving our sourcing and manufacturing for these parts outside of China. In the U.S., the underlying market remains stable, with a trend toward customers looking for more complete solutions that offer greater capacity and productivity. However, the market continues to face uncertainties driven by the increasing cost of providing healthcare that has led to a trend of increasing hospital and provider consolidation.

The Healthcare Systems equipment market continues to expand at low single-digit rates or better, while demand continues for services on new equipment as well as on our existing installed base. However, there is short-term variation driven by market-specific political and economic cycles. Growth in emerging markets is driven by long-term trends of expanding demand and access to healthcare. Developed markets are expected to remain steady in the near term driven by macro trends in the healthcare industry.

The Life Sciences market, which encompasses Bioprocess and Pharmaceutical diagnostics, continues to be strong. The Bioprocess market is growing at a high single-digit rate, driven by growth in biologic drugs. The Pharmaceutical diagnostics business is positioned in the contrast agent and nuclear tracer markets. This market is expected to grow, driven by continued diagnostic imaging procedure growth and increasing contrast and tracer-enhancement of these same procedures, as these products help to increase the precision of the diagnostic information provided to clinicians.

GE 2019 FORM 10-K 16

MD&A	SEGMENT OPERATIONS

We continue focusing on creating new products and solutions as well as expanding uses of existing offerings that are tailored to the different needs of our global customers. We strive to introduce technology innovation that enables our customers to improve their patient and operational outcomes as they diagnose, treat and monitor an increasing number of medical conditions and patients. GE Senographe Pristina with Dueta was named to TIME magazine’s list of 2019’s Best Inventions for its patient-assisted mammography exam feature. Additionally, we launched Revolution Maxima CT, the latest addition to the GE Revolution family of intelligent CT scanners during the quarter. Designed to maximize productivity in the CT workflow, Revolution Maxima offers a variety of applications and services to improve efficiency, including its new, AI-based Auto Positioning solution (cleared for sale in all planned major worldwide markets in January 2020).

(Dollars in billions)	2019	2018	2017

Equipment	$7.0	$6.3	$6.4
Services	11.5	11.2	11.7
Total backlog	$18.5	$17.4	$18.1

Equipment	$13.0	$12.6	$12.2
Services	8.2	8.3	8.2
Total orders	$21.2	$20.9	$20.4

Healthcare Systems	$14.6	$14.9	$14.5
Life Sciences	5.3	4.9	4.6
Total segment revenues	$19.9	$19.8	$19.0

U.S.	$8.5	$8.6	$8.4
Non-U.S.
Europe	4.1	4.2	3.9
Asia	5.4	5.2	4.9
Americas	1.1	1.0	1.0
Middle East and Africa	0.8	0.8	0.9
Total Non-U.S.	$11.4	$11.2	$10.6
Total segment revenues	$19.9	$19.8	$19.0

Non-U.S. revenues as a % of segment revenues	57%	57%	56%

Equipment	$11.6	$11.4	$10.8
Services	8.4	8.4	8.2
Total segment revenues(a)	$19.9	$19.8	$19.0
Segment profit(b)	$3.9	$3.7	$3.5
Segment profit margin	19.5%	18.7%	18.3%

(a)	Healthcare segment revenues represent 23% and 21% of total industrial segment revenues and total segment revenues, respectively, for the year ended December 31, 2019.

(b)	Healthcare segment profit represents 37% of total industrial segment profit for the year ended December 31, 2019.

For the year ended December 31, 2019, segment orders were up $0.3 billion (1%), segment revenues were up $0.2 billion (1%) and segment profit was up $0.2 billion (5%).
Backlog as of December 31, 2019 increased $1.0 billion (6%) primarily due to an increase in equipment backlog of $0.7 billion primarily driven by Healthcare Systems.
Orders increased $0.9 billion (4%) organically, primarily attributable to continued strength in Life Sciences.
Revenues increased $0.7 billion (3%) organically* due to higher volume in Life Sciences, driven by BioPharma and Pharmaceutical Diagnostics, as well as higher volume in Healthcare Systems.
Profit increased $0.3 billion (7%) organically* primarily driven by volume growth and cost productivity due to cost reduction actions, including sourcing and logistic initiatives, design engineering and restructuring actions. These increases were partially offset by inflation, the impact of U.S.-China tariffs, and investments in programs including digital product innovations and Healthcare Systems new product introductions.

*Non-GAAP Financial Measure

GE 2019 FORM 10-K 17

MD&A	SEGMENT OPERATIONS

For the year ended December 31, 2018, segment orders were up $0.5 billion (2%), segment revenues were up $0.8 billion (4%) and segment profit was up $0.2 billion (6%).
Backlog as of December 31, 2018 decreased $0.7 billion (4%), primarily due to a decrease in services backlog of $0.5 billion.
Orders increased $0.6 billion (3%) organically, primarily due to Life Sciences up 8%, while Healthcare Systems was up 1%.
Revenues increased $0.9 billion (5%) organically* due to higher volume in Healthcare Systems, attributable to global growth in Imaging and Ultrasound in both developed regions such as the U.S. and Europe as well as developing regions such as China and emerging markets. Volume also increased in Life Sciences, driven by Bioprocess and Pharmaceutical Diagnostics, partially offset by price pressure at Healthcare Systems.
Profit increased $0.3 billion (8%) organically*, primarily driven by volume growth and cost productivity due to cost reduction actions, including sourcing and logistic initiatives, design engineering and restructuring actions. These increases were partially offset by price pressure at Healthcare Systems, inflation, investments in programs including digital product innovations and Healthcare Systems new product introductions and the nonrecurrence of a small gain on the disposition of a non-strategic operation in Life Sciences.

CAPITAL
Products & Services. Capital is the financial services division of GE focused on customers and markets aligned with GE’s industrial businesses across developed and emerging markets. We provide financial products and services around the globe that build on GE’s industry specific expertise in aviation, power, renewables, healthcare and other activities to capitalize on market-specific opportunities. While there are customer benefits and knowledge sharing advantages linking GE’s industrial and capital businesses, the financial and operational relationships are maintained with arms-length terms as though the businesses were independent.

GE Capital Aviation Services (GECAS) - is an aviation lessor and financier with over 50 years of experience. GECAS provides a wide range of assets including narrow- or widebody aircraft, regional jets, turboprops, freighters, engines, helicopters, financing and materials. GECAS offers a broad array of financing products and services on these assets including operating leases, sale-leasebacks, asset trading and servicing, and airframe parts management. GECAS owns, services or has on order more than 1,700 aircraft and serves approximately 225 customers in 75 countries from a network of 20 offices around the world.
Energy Financial Services (EFS) - a global energy investor that provides financial solutions and underwriting capabilities for Power and Renewable Energy to meet rising demand and sustainability imperatives.
Industrial Finance (IF) - its Working Capital Solutions (WCS) business provides working capital services to GE and through December 31, 2018, it also provided healthcare equipment financing.
Insurance - Refer to the Other Items - Insurance section within MD&A for a detailed business description.

Competition & Regulation. The businesses in which we engage are highly competitive and are subject to competition from various types of financial institutions including banks, equity investors, leasing companies, finance companies associated with manufacturers and insurance and reinsurance companies. For our GECAS operations, competition is based on lease rate financing terms, aircraft delivery dates, condition and availability, as well as available capital demand for financing. For our EFS operations, competition is primarily based on deal structure and terms. As we compete globally, EFS’ success is sensitive to project execution and merchant electricity prices, as well as the economic and political environment of each country in which we do business.

The businesses in which we engage are subject to a variety of U.S. federal and state laws and regulations. Our insurance operations are regulated by the insurance departments in the states in which they are domiciled or licensed, with the Kansas Insurance Department (KID) being our primary state regulator.

Significant Trends & Developments. In 2018, we announced plans to take actions to make GE Capital smaller and more focused, including a substantial reduction in the size of GE Capital’s EFS and IF businesses. With respect to this announcement, we completed $15 billion of asset reductions during 2018 and approximately $12 billion of asset reductions during 2019, including approximately $8 billion during the fourth quarter of 2019. In August 2019, we announced that we entered into a definitive agreement for Apollo Global Management, LLC and Athene Holding Ltd. to purchase PK AirFinance, an aviation lending business, from GECAS and we completed the sale of a substantial portion of the business for a small premium in the fourth quarter of 2019. We expect to complete the sale of the remaining assets in the first half of 2020. We continue to evaluate strategic options to accelerate the further reduction in the size of GE Capital, some of which could have a material financial charge depending on the timing, negotiated terms and conditions of any ultimate arrangements.

GE Capital received $1.5 billion and $2.5 billion in capital contributions from GE in the second quarter and fourth quarter of 2019, respectively.

We annually perform premium deficiency testing in the aggregate across our run-off insurance portfolio. We performed this year's testing in the third quarter of 2019, and, as a result, identified a premium deficiency resulting in a $1.0 billion pre-tax ($0.8 billion after-tax) charge to earnings. See the Other Items - Insurance section within MD&A and Note 12 to the consolidated financial statements for further information.

GE Capital made capital contributions to its insurance subsidiaries of $2.0 billion and $1.9 billion in the first quarters of 2020 and 2019, respectively, and expects to provide further capital contributions of approximately $7 billion through 2024. See the Capital Resources and Liquidity section within MD&A for further information.
*Non-GAAP Financial Measure

GE 2019 FORM 10-K 18

MD&A	SEGMENT OPERATIONS

Effective January 1, 2019, the HEF business was transferred from our Capital segment to our Healthcare segment.

Refer to the Aviation and GECAS 737 MAX discussion in Consolidated Results within MD&A for information regarding the Company's exposure related to the temporary fleet grounding of the Boeing 737 MAX.

(Dollars in billions)	2019	2018

GECAS	$38.0	$41.7
EFS	1.8	3.0
IF and WCS	9.0	15.8
Insurance	46.3	40.3
Other continuing operations	22.5	18.6
Total segment assets	$117.5	$119.3

GE Capital debt to equity ratio	3.86:1	5.74:1

(In billions)	2019	2018	2017

GECAS	$4.9	$4.9	$5.1
EFS	0.1	0.1	(0.5)
IF and WCS	0.8	1.5	1.5
Insurance	2.9	2.9	2.9
Other continuing operations	—	0.1	—
Total segment revenues(a)	$8.7	$9.6	$9.1

GECAS	$1.0	$1.2	$2.1
EFS	0.1	0.1	(1.5)
IF and WCS	0.2	0.3	0.5
Insurance	(0.6)	(0.2)	(7.2)
Other continuing operations(b)	(1.3)	(1.9)	(0.7)
Total segment profit	$(0.5)	$(0.5)	$(6.8)

(a)	Capital segment revenues represent 9% of total segment revenues for the year ended December 31, 2019.

(b)
Other continuing operations primarily comprised excess interest costs from debt previously allocated to assets that have been sold as part of the GE Capital Exit Plan, preferred stock dividend costs and interest costs not allocated to GE Capital segments, which are driven by GE Capital’s interest allocation process. Interest costs are allocated to GE Capital segments based on the tenor of their assets using the market rate at the time of origination, which differs from the asset profile when the debt was originated. As a result, actual interest expense is higher than interest expense allocated to the remaining GE Capital segments. Substantially all preferred stock dividend costs will become a GE obligation in January 2021. See Note 16 to the consolidated financial statements for further information. The excess interest costs from debt previously allocated to assets that have been sold are expected to run off by 2020. In addition, we anticipate unallocated interest costs to gradually decline as debt matures and/or is refinanced.

(Dollars in billions)	2019	2018	2017

U.S.	$4.1	$5.3	$4.4
Non-U.S.
Europe	1.6	1.4	1.5
Asia	1.5	1.4	1.4
Americas	0.7	0.6	0.8
Middle East and Africa	0.8	0.9	1.0
Total Non-U.S.	4.6	4.3	4.7
Total segment revenues	$8.7	$9.6	$9.1

Non-U.S. revenues as a % of segment revenues	53%	45%	52%

For the year ended December 31, 2019, segment revenues decreased $0.8 billion (8%) and segment losses were flat.
Capital revenues decreased primarily due to volume declines and lower gains, partially offset by lower impairments. Capital losses were flat primarily due to a $1.0 billion pre-tax charge identified through the completion of our annual insurance premium deficiency review, lower gains, lower tax benefits and volume declines, offset by lower impairments, lower excess interest costs and tax law changes. Gains were $0.7 billion and $0.8 billion in 2019 and 2018, respectively, which primarily related to sales of certain GECAS aircraft and engines resulting in gains of $0.4 billion and $0.3 billion in 2019 and 2018, respectively, as well as the sale of equity method investments resulting in gains of $0.2 billion in 2019 at EFS and the sale of EFS’ debt origination business and equity investments resulting in gains of $0.4 billion in 2018.

GE 2019 FORM 10-K 19

MD&A	SEGMENT OPERATIONS

For the year ended December 31, 2018, segment revenues increased $0.5 billion (5%) and segment losses decreased $6.3 billion (93%).
Capital revenues increased primarily due to lower impairments and volume growth, partially offset by lower gains. Capital losses decreased primarily due to the nonrecurrence of the 2017 charges associated with the GE Capital insurance premium deficiency review and EFS strategic actions, partially offset by the nonrecurrence of 2017 tax benefits.

CORPORATE ITEMS AND ELIMINATIONS. Corporate Items and Eliminations is a caption used in the Segment Operations – Summary of Reportable Segments table to reconcile the aggregated results of our segments to the consolidated results of the Company. The Corporate Items and Eliminations amounts related to revenues and earnings include the results of disposed businesses, certain amounts not included in industrial operating segment results because they are excluded from measurement of their operating performance for internal and external purposes and the elimination of inter-segment activities. In addition, the Corporate Items and Eliminations amounts related to earnings include certain costs of our principal retirement plans, restructuring and other costs reported in Corporate, and the unallocated portion of certain corporate costs (such as research and development spending and costs related to our Global Growth Organization).

Corporate items and eliminations includes the results of our Lighting segment and GE Digital business for all periods presented.

(In millions)	2019	2018	2017

Revenues
Corporate revenues	$1,791	$2,783	$2,897
Eliminations and other	(2,096)	(2,110)	(2,464)
Total Corporate Items and Eliminations	$(305)	$673	$433

Operating profit (cost)
Gains (losses) on disposals and held for sale businesses	$4	$1,370	$926
Restructuring and other charges	(1,315)	(2,952)	(3,023)
Unrealized gains (losses)(a)	793	—	—
Goodwill impairments (Note 8)	(1,486)	(22,136)	(1,165)
Adjusted total corporate operating costs (Non-GAAP)	(1,693)	(1,255)	(1,701)
Total Corporate Items and Eliminations (GAAP)	$(3,698)	$(24,973)	$(4,963)
Less: gains (losses), impairments and restructuring & other	(2,004)	(23,719)	(3,262)
Adjusted total corporate operating costs (Non-GAAP)	$(1,693)	$(1,255)	$(1,701)
(a) Related to mark-to-market impact on our Baker Hughes shares for 2019. See Notes 2, 3 and 19 to the consolidated financial statements for further information.

Functions & operations	$(1,252)	$(1,362)	$(2,007)
Eliminations	(184)	(61)	9
Environmental, health & safety (EHS) and other items	(258)	$169	$297
Adjusted total corporate operating costs (Non-GAAP)	$(1,693)	$(1,255)	$(1,701)

Adjusted total corporate operating costs* excludes gains (losses) on disposals and held for sale businesses, restructuring and other charges, unrealized gains (losses) and goodwill impairments. We believe that adjusting corporate costs to exclude the effects of items that are not closely associated with ongoing corporate operations provides management and investors with a meaningful measure that increases the period-to-period comparability of our ongoing corporate costs.

For the year ended December 31, 2019, revenues decreased by $1.0 billion, primarily as the result of the sale of our Current business in April 2019.
Corporate costs decreased by $21.3 billion primarily as the result of $20.6 billion lower goodwill impairment charges (see Note 8 to the consolidated financial statements). Corporate costs also decreased due to $0.8 billion of higher net unrealized gains primarily due to our mark-to-market impact on our Baker Hughes shares in 2019 and $1.6 billion of lower restructuring costs in 2019. These decreases were partially offset by $1.4 billion of lower net gains from disposed or held for sale businesses, which was primarily related to a $0.7 billion gain from the sale of our Value-Based Care business in 2018, a $0.7 billion gain from the sale of our Distributed Power business in 2018, $0.3 billion gain from the sale of our Industrial Solutions business in 2018 and a $0.2 billion gain from the sale of our Pivotal Software investment in 2018. These realized gains were partially offset by $0.3 billion of lower held for sale losses in 2019 primarily related to our Lighting and Aviation segments and a $0.2 billion gain from the sale of our Digital ServiceMax business in 2019.
Adjusted total corporate operating costs* increased by $0.4 billion in 2019 primarily as a result of a $0.2 billion increase in costs associated with existing environmental, health and safety matters in 2019 and $0.2 billion due to the non-recurrence of gains associated with the sale of intangible assets in 2018. In addition, there was $0.1 billion of higher intercompany profit eliminations primarily as the result of $0.2 billion higher volume of spare LEAP 1-B engines sold from our Aviation segment to our GECAS business to provide an appropriate level of spare engines available in the market to meet customer needs in anticipation of the Boeing 737 MAX aircraft recertification. These increases were partially offset by $0.1 billion of lower costs due to restructuring and cost out actions in our functions and operating businesses.

*Non-GAAP Financial Measure

GE 2019 FORM 10-K 20

MD&A	CORPORATE ITEMS AND ELIMINATIONS

For the year ended December 31, 2018, revenues increased by $0.2 billion, primarily as a result of a $0.4 billion decrease in inter-segment eliminations partially offset by a $0.1 billion decrease in Corporate revenues primarily related to our Current & Lighting segment.
Corporate costs increased by $20.0 billion, primarily as a result of $21.0 billion of higher goodwill impairment charges (see Note 8 to the consolidated financial statements). These increases were partially offset by $0.4 billion of higher net gains from disposed or held for sale businesses, which is primarily related to the $0.7 billion gain from the sale of our Distributed Power business in 2018, a $0.7 billion gain from the sale of our Value-Based Care business in 2018, a $0.3 billion gain from the sale of our Industrial Solutions business in 2018, a $0.2 billion gain from the sale of our Pivotal Software investment in 2018 and $0.4 billion of lower held for sales losses in 2018 primarily related to our Lighting and Aviation segments. These realized gains were partially offset by a $1.9 billion gain from the sale of our Water business in 2017. Corporate costs further decreased due to $0.1 billion of lower restructuring and other charges.
Adjusted total corporate operating costs* decreased by $0.4 billion primarily as the result of $0.6 billion of lower costs due to restructuring and cost out actions in our functions and operating businesses. These decreases were partly offset by $0.1 billion of higher intercompany profit eliminations and $0.1 billion of higher EHS and other items in 2018.

RESTRUCTURING. Restructuring actions are essential to our cost improvement efforts for both existing operations and those recently acquired. Restructuring and other charges relate primarily to workforce reductions, facility exit costs associated with the consolidation of sales, service and manufacturing facilities, the integration of acquisitions, and certain other asset write-downs such as those associated with product line exits. We continue to closely monitor the economic environment and expect to undertake further restructuring actions to more closely align our cost structure with earnings goals.

(In billions)	2019	2018	2017

Workforce reductions	$0.8	$0.9	$1.0
Plant closures & associated costs and other asset write-downs	0.3	1.4	1.5
Acquisition/disposition net charges	0.2	0.6	0.5
Other	—	—	0.1
Total restructuring and other charges	$1.3	$3.0	$3.0

Cost of product/services	$0.4	$1.1	$1.8
Selling, general and administrative expenses	1.0	1.7	1.2
Other income	—	0.1	0.1
Total restructuring and other charges	$1.3	$3.0	$3.0

Power	$0.4	$1.3	$0.9
Renewable Energy	0.2	0.3	0.3
Aviation	—	—	0.1
Healthcare	0.2	0.2	0.3
Corporate	0.6	1.1	1.5
Total restructuring and other charges by business	$1.3	$3.0	$3.0

Cash expenditures for restructuring and other charges were approximately $1.2 billion, $1.5 billion and $1.5 billion for the years ended December 31, 2019, 2018 and 2017, respectively.

COSTS AND GAINS NOT INCLUDED IN SEGMENT RESULTS. As discussed in the Segment Operations section within MD&A, certain amounts are not included in industrial segment results because they are excluded from measurement of their operating performance for internal and external purposes. These costs relate primarily to goodwill impairment charges, restructuring and acquisition and disposition activities.

	Costs			Gains (Losses)
(In billions)	2019	2018	2017	2019	2018	2017

Power	$0.4	$20.5	$2.0	$—	$1.0	$1.9
Renewable Energy	1.7	3.3	0.3	—	—	—
Aviation	—	—	0.1	—	(0.1)	(0.3)
Healthcare	0.2	0.2	0.3	—	0.8	—
Total segments	$2.2	$24.0	$2.7	$—	$1.7	$1.6
Corporate Items and Eliminations	0.6	1.1	1.5	0.8	(0.3)	(0.7)
Total Industrial	$2.8	$25.1	$4.2	$0.8	$1.4	$0.9

*Non-GAAP Financial Measure

GE 2019 FORM 10-K 21

MD&A	OTHER CONSOLIDATED INFORMATION

OTHER CONSOLIDATED INFORMATION

INTEREST AND OTHER FINANCIAL CHARGES (In billions)	2019	2018	2017

GE	$2.1	$2.4	$2.5
GE Capital	2.5	3.0	3.1
Consolidated	$4.2	$4.8	$4.7

The decrease in GE interest and other financial charges for the year ended December 31, 2019 was driven primarily by lower expenses on sales of GE current and long-term receivables as well as the reversal of $0.1 billion of accrued interest on tax liabilities due to the completion of the 2012-2013 Internal Revenue Service (IRS) audit in June 2019, partially offset by the $0.3 billion loss resulting from the completion of a tender offer to purchase GE senior notes (including fees and other costs associated with the tender). The primary components of GE interest and other financial charges are interest on short- and long-term borrowings and financing costs on sales of receivables. Total GE interest and other financial charges of $1.3 billion and $1.5 billion were recorded at Corporate and $0.8 billion and $0.9 billion were recorded by GE segments for the years ended December 31, 2019 and 2018, respectively.

The decrease in GE Capital interest and other financial charges for the year ended December 31, 2019 were primarily due to lower average borrowings balances due to maturities and lower net interest on assumed debt resulting from an increase in intercompany loans to GE which bear the right of offset (see the Borrowings section of Capital Resources and Liquidity within MD&A for an explanation of assumed debt and right-of-offset loans), partially offset by an increase in average interest rates due to changes in market rates. GE Capital average borrowings were $61.8 billion, $78.7 billion and $103.8 billion in 2019, 2018 and 2017, respectively. The GE Capital average composite effective interest rate (including interest allocated to discontinued operations) was 4.2%, 3.9% and 3.1% in 2019, 2018 and 2017, respectively.

POSTRETIREMENT BENEFIT PLANS. The Employee Retirement Income Security Act (ERISA) determines minimum pension funding requirements in the U.S. We made $6.0 billion in contributions to the GE Pension Plan in 2018. On an ERISA basis, our preliminary estimate is that the GE Pension Plan was approximately 93% funded at January 1, 2020. The ERISA funded status is higher than the GAAP funded status (81% funded) primarily because the ERISA prescribed interest rate is calculated using an average interest rate. As a result, the ERISA interest rate is higher than the year-end GAAP discount rate. The higher ERISA interest rate lowers pension liabilities for ERISA funding purposes. Our 2018 contributions satisfied our minimum ERISA funding requirement of $1.5 billion and the remaining $4.5 billion was a voluntary contribution to the plan. This voluntary contribution is sufficient to satisfy our minimum ERISA funding requirement for 2019 and 2020. In October 2019, we announced our intent to contribute approximately $4 to $5 billion to the GE Pension Plan in 2020. We expect this amount to equal our estimated future minimum ERISA funding requirements at least through 2022.

We expect 2020 postretirement benefit plans cost to be about $3.2 billion, which is a decrease of approximately $0.6 billion from 2019.

We expect to contribute in 2020 approximately $0.5 billion and $0.4 billion to our other pension plans and principal retiree benefit plans, respectively.

The funded status of our postretirement benefit plans and future effects on operating results depend on economic conditions, interest rates and investment performance. See the Critical Accounting Estimates section within MD&A and Note 13 to the consolidated financial statements for further information about our benefit plans, pension actions and the effects of this activity on our financial statements.

INCOME TAXES

CONSOLIDATED (Dollars in billions)	2019	2018	2017

Effective tax rate (ETR)	63.2%	(0.4)%	24.8%
Provision (benefit) for income taxes	$0.7	$0.1	$(2.8)
Cash income taxes paid(a)	2.2	1.9	2.4
(a) Included taxes paid related to discontinued operations.

For the year ended December 31, 2019, the consolidated income tax provision was $0.7 billion. The increase in the tax provision for 2019 was primarily due to tax expense associated with the preparatory internal restructuring for the planned BioPharma sale and the effect of higher pre-tax income excluding non-deductible impairment charges, partially offset by the benefit from the completion of the IRS audit of the 2012-2013 consolidated U.S. income tax returns.

In June 2019, the IRS completed the audit of our consolidated U.S. income tax returns for 2012-2013, which resulted in a decrease in our balance of unrecognized tax benefits (i.e., the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements). The Company recognized a resulting non-cash continuing operations tax benefit of $0.4 billion plus an additional net interest benefit of $0.1 billion. Of these amounts, GE recorded $0.4 billion of tax benefits and $0.1 billion of net interest benefits, and GE Capital recorded insignificant amounts of tax and net interest benefits. GE Capital also recorded a non-cash benefit in discontinued operations of $0.3 billion of tax benefits and an insignificant amount of net interest benefits. See Notes 2 and 15 to the consolidated financial statements for further information.

GE 2019 FORM 10-K 22

MD&A	OTHER CONSOLIDATED INFORMATION

For the year ended December 31, 2018, the consolidated income tax provision was $0.1 billion. The effective tax rate was negative for 2018 reflecting a tax expense on a consolidated pre-tax loss. The increase in the consolidated provision for income taxes for 2018 was primarily attributable to the decrease in benefit from global operations including an increase in valuation allowances on non-U.S. deferred tax assets and the decrease in pre-tax loss (excluding non-deductible goodwill impairments) with a tax benefit above the average tax rate. Partially offsetting this increase was the decrease in the consolidated provision for income taxes attributable to an insignificant charge in 2018 to adjust the provisional estimate of the impact of the 2017 enactment of U.S. tax reform compared to the $4.5 billion charge in 2017 for the estimated impact of enactment.

Absent the effects of U.S. tax reform and non-U.S. losses without a tax benefit, our consolidated income tax provision is generally reduced because of the benefits of lower-taxed global operations. The benefit from non-U.S. rates below the U.S. statutory rate was significant prior to the decrease in the U.S. statutory rate to 21% beginning in 2018. While reduced, there is still generally a benefit as certain non-U.S. income is subject to local country tax rates that are below the new U.S. statutory tax rate.

The rate of tax on our profitable non-U.S. earnings is below the U.S. statutory tax rate because we have significant business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate and because GE funds certain non-U.S. operations through foreign companies that are subject to low foreign taxes. Most of these earnings have been reinvested in active non-U.S. business operations and as of December 31, 2019, we have not decided to repatriate these earnings to the U.S. Given U.S. tax reform, substantially all of our prior unrepatriated earnings were subject to U.S. tax and accordingly we expect to have the ability to repatriate available non-U.S. cash without additional U.S. federal tax cost and any foreign withholding taxes on a repatriation to the U.S. would potentially be partially offset by a U.S. foreign tax credit.

A substantial portion of the benefit for lower-taxed non-U.S. earnings related to business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate is derived from our GECAS aircraft leasing operations located in Ireland where the earnings are taxed at 12.5%, from our Power operations located in Switzerland where the earnings are taxed at between 9% and 18.6%, and our Healthcare operations in Europe where tax deductions are allowed for certain intangible assets and earnings are taxed below the historic U.S. statutory rate.

The rate of tax on non-U.S. operations is increased, however, because we also incur losses in foreign jurisdictions where it is not likely that the losses can be utilized and no tax benefit is provided for those losses and valuation allowances against loss carryforwards are provided when it is no longer likely that the losses can be utilized. In addition, as part of U.S. tax reform, the U.S. has enacted a tax on “base eroding” payments from the U.S. We are continuing to undertake restructuring actions to mitigate the impact from this provision. The U.S. has also enacted a minimum tax on foreign earnings (global intangible low tax income). Because we have tangible assets outside the U.S. and pay significant foreign taxes, we generally do not expect a significant increase in tax liability from this new U.S. minimum tax. Overall, these newly enacted provisions increase the rate of tax on our non-U.S. operations.

BENEFIT/(EXPENSE) FROM GLOBAL OPERATIONS (In billions)	2019	2018	2017

Benefit/(expense) of foreign tax rate difference on non-U.S. earnings	$—	$(0.3)	$0.5
Benefit of audit resolutions	0.1	0.2	—
Other	(1.1)	(0.9)	2.9
Total benefit/(expense)	$(1.0)	$(1.0)	$3.4

The amounts reported above exclude the impact of U.S. tax reform which is reported as a separate line in the reconciliation of the U.S. federal statutory income tax rate to the actual tax rate in Note 15 to the consolidated financial statements.

For the year ended December 31, 2019, the increase in expense from global operations reflects the tax expense associated with the preparatory internal restructuring for the planned BioPharma sale and an increase in valuation allowances on non-U.S. deferred tax assets offset by a benefit from change in foreign rate and by a tax benefit from additional guidance on provisions enacted as part of U.S. tax reform.

For the year ended December 31, 2018, the decrease in benefit from lower-taxed global operations reflects the lower U.S. statutory tax rate and losses without tax benefit. The decrease in other benefits reflects increases in incremental valuation allowances on non-U.S. deferred tax assets and for 2018 newly enacted taxes on non-U.S. earnings and the nonrecurrence of 2017 benefits associated with repatriation of foreign earnings.

A more detailed analysis of differences between the U.S. federal statutory rate and the consolidated effective rate, as well as other information about our income tax provisions, is provided in the Critical Accounting Estimates section within MD&A and Note 15 to the consolidated financial statements. The nature of business activities and associated income taxes differ for GE and for GE Capital; therefore, a separate analysis of each is presented in the paragraphs that follow.

GE 2019 FORM 10-K 23

MD&A	OTHER CONSOLIDATED INFORMATION

GE EFFECTIVE TAX RATE (EXCLUDING GE CAPITAL EARNINGS) (Dollars in billions)	2019	2018	2017

GE ETR, excluding GE Capital earnings*	72.7%	(2.3)%	271.0%
GE provision for income taxes	$1.3	$0.5	$3.5

For the year ended December 31, 2019, the GE provision for income taxes increased compared to 2018 primarily due to tax expense associated with the preparatory internal restructuring for the planned BioPharma sale and the effect of higher pre-tax income excluding non-deductible impairment charges, partially offset by the benefit from the completion of the IRS audit of the 2012-2013 consolidated U.S. income tax returns.

For the year ended December 31, 2018, the GE provision for income taxes decreased compared to 2017 because of the nonrecurrence of the $4.9 billion charge for the provisional charge associated with the enactment of U.S. tax reform. Excluding the 2017 charge associated with U.S. tax reform, the GE tax provision increased by $1.9 billion. The increase was primarily due to the decrease in benefit from global operations including an increase in valuation allowances on non-U.S. deferred tax assets partially offset by the effect of lower pretax income excluding non-deductible impairment charges.

GE CAPITAL EFFECTIVE TAX RATE (Dollars in billions)	2019	2018	2017

GE Capital ETR	89.3%	99.7%	49.9%
GE Capital provision (benefit) for income taxes	$(0.6)	$(0.4)	$(6.3)

For the year ended December 31, 2019, the increase in the tax benefit at GE Capital from a benefit of $0.4 billion in 2018 to a benefit of $0.6 billion in 2019 is primarily due to a benefit from additional guidance on the transition tax on historic foreign earnings enacted as part of U.S. tax reform, compared to a charge associated with the enactment of U.S. tax reform during 2018.

For the year ended December 31, 2018, the decrease in the tax benefit at GE Capital from a benefit of $6.3 billion in 2017 to a benefit of $0.4 billion in 2018 is primarily due to the decrease in the pre-tax loss with a tax benefit above the average tax rate including the nonrecurrence of the one-time charge to revalue insurance reserves.

RESEARCH AND DEVELOPMENT. We conduct research and development (R&D) activities to continually enhance our existing products and services, develop new products and services to meet our customers’ changing needs and requirements, and address new market opportunities. R&D expenses are classified in cost of goods and services sold in our consolidated Statement of Earnings (Loss). In addition, R&D funding from customers, principally the U.S. government, is recorded as an offset to such costs.

	GE funded			Customer and Partner funded(b)			Total R&D
(In millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017

Power	$310	$407	$641	$16	$7	$35	$327	$414	$676
Renewable Energy	522	413	448	9	11	3	531	424	451
Aviation	906	950	907	911	564	586	1,817	1,514	1,492
Healthcare	994	968	908	25	23	26	1,019	991	934
Corporate(a)	382	675	1,271	89	48	65	471	722	1,336
Total	$3,115	$3,414	$4,175	$1,049	$652	$715	$4,164	$4,065	$4,890
(a) Includes Global Research Center and Digital.
(b) Customer funded is principally U.S. Government funded in our Aviation segment. R&D funded through consolidated partnerships was immaterial for all periods presented.

DISCONTINUED OPERATIONS. Discontinued operations primarily include our Baker Hughes and Transportation segments, our mortgage portfolio in Poland, residual assets and liabilities related to our exited U.S. mortgage business (WMC), as discussed in Notes 2 and 23 to the consolidated financial statements, and trailing liabilities associated with the sale of our GE Capital businesses.

In September 2019, we sold a total of 144.1 million shares in Baker Hughes for $3.0 billion in cash (net of certain deal related costs) which reduced our ownership interest from 50.2% to 36.8%. As a result, we have deconsolidated our Baker Hughes segment and reclassified its results to discontinued operations for all periods presented. In addition, as disclosed in prior filings, including our 2018 Form 10-K, we expected to record a significant loss upon deconsolidation. In 2019, we recorded a loss of $8.7 billion ($8.2 billion after-tax) in discontinued operations.

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

*Non-GAAP Financial Measure

GE 2019 FORM 10-K 24

MD&A	OTHER CONSOLIDATED INFORMATION

In June 2019, GE Capital recorded $0.3 billion of tax benefits and an insignificant amount of net interest benefits due to a decrease in our balance of unrecognized tax benefits. See the Consolidated Income Tax section above and Note 15 to the consolidated financial statements for further information.

In January 2019, we announced an agreement in principle with the United States to settle the investigation by the U.S. Department of Justice (DOJ) regarding potential violations of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) by WMC and GE Capital, and in April 2019, the parties entered into a definitive settlement agreement. Under the agreement, which concludes this investigation, GE, without admitting liability or wrongdoing, paid the United States a civil penalty of $1.5 billion. See Note 23 to the consolidated financial statements for further information.

The mortgage portfolio in Poland (Bank BPH) comprises floating rate residential mortgages, with approximately 86% of the portfolio indexed to or denominated in foreign currencies (primarily Swiss francs) and the remaining 14% denominated in the local currency in Poland. At December 31, 2019, the total portfolio had a carrying value of $2.5 billion with a 1.4% 90-day delinquency rate and an average loan to value ratio of approximately 65%. The portfolio is recorded at fair value less cost to sell and includes a $0.3 billion impairment, which reflects our best estimate of the effects of potential legislative relief to borrowers and of ongoing litigation in Poland related to foreign currency-denominated mortgages. Future adverse developments in the potential for legislative relief or in litigation across the Polish banking industry could result in further impairment or other losses related to these loans in future reporting periods. See Note 23 to the consolidated financial statements for further information.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS (In billions)	2019	2018	2017

Earnings (loss) of discontinued operations, net of taxes	$0.3	$(1.4)	$(0.4)
Gain (loss) on disposal, net of taxes	(5.7)	—	0.1
Earnings (loss) from discontinued operations, net of taxes	$(5.3)	$(1.4)	$(0.3)

See Note 2 to the consolidated financial statements for further information for our businesses in discontinued operations.

CAPITAL RESOURCES AND LIQUIDITY
FINANCIAL POLICY. We intend to maintain a disciplined financial policy, targeting a sustainable long-term credit rating in the Single-A range with a GE Industrial net debt*-to-EBITDA ratio of less than 2.5x and a dividend in line with our peers over time, as well as a less than 4-to-1 debt-to-equity ratio for GE Capital. Both GE and GE Capital are on track to meet their respective leverage goals in 2020. In addition to net debt*-to-EBITDA, we also evaluate other measures, including gross debt-to-EBITDA, and we will ultimately size our deleveraging actions across a range of measures to ensure we are operating the Company based on a strong balance sheet. We will evaluate additional potential actions based on deleveraging impact, economics, risk mitigation and target capital structure while also monitoring key risks.

LIQUIDITY POLICY. We maintain a strong focus on liquidity and define our liquidity risk tolerance based on sources and uses to maintain a sufficient liquidity position to meet our obligations under both normal and stressed conditions. At both GE and GE Capital, we manage our liquidity to provide access to sufficient funding to meet our business needs and financial obligations, as well as capital allocation and growth objectives, throughout business cycles.

CONSOLIDATED LIQUIDITY. Following is a summary of cash, cash equivalents and restricted cash at December 31, 2019.

(In billions)	December 31, 2019		December 31, 2019

GE	$17.6	U.S.	$14.9
GE Capital	18.8	Non-U.S.	21.4
Consolidated	$36.4	Consolidated	$36.4

Cash held in non-U.S. entities has generally been reinvested in active foreign business operations; however, substantially all of our unrepatriated earnings were subject to U.S. federal tax and, if there is a change in reinvestment, we would expect to be able to repatriate available cash (excluding amounts held in countries with currency controls) without additional federal tax cost. Any foreign withholding tax on a repatriation to the U.S. would potentially be partially offset by a U.S. foreign tax credit.

Following is an overview of the primary sources of liquidity for GE and GE Capital. See the Statement of Cash Flows section within MD&A for information regarding GE and GE Capital cash flow results.

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

GE also has available short-term borrowing facilities to fund its operations, including a commercial paper program, revolving credit facilities and short-term intercompany loans from GE Capital, which are generally repaid within the same quarter. See the Borrowings section for details of our credit facilities and borrowing activity in our external short-term borrowing facilities.
*Non-GAAP Financial Measure

GE 2019 FORM 10-K 25

MD&A	CAPITAL RESOURCES AND LIQUIDITY

GE cash, cash equivalents and restricted cash totaled $17.6 billion at December 31, 2019, including $2.6 billion of cash held in countries with currency control restrictions and $0.5 billion of restricted use cash. Cash held in countries with currency controls represents amounts held in countries which may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. Restricted use cash represents amounts that are not available to fund operations, and primarily comprised collateral for receivables sold and funds restricted in connection with certain ongoing litigation matters.

GE realized a total of approximately $10.3 billion of disposition proceeds for the year ended December 31, 2019, comprising $4.7 billion in the third quarter of 2019, primarily from the sale of a portion of our stake in Baker Hughes and our remaining stake in Wabtec, $2.2 billion in the second quarter of 2019 primarily from the sale of a portion of our stake in Wabtec, and $3.4 billion in the first quarter of 2019 primarily from the completion of the merger of our Transportation business with Wabtec and the sale of our Digital ServiceMax business.

In the first quarter of 2020, GE expects to receive approximately $20 billion of proceeds from the sale of our BioPharma business within our Healthcare segment, subject to regulatory approval. GE expects to use these proceeds as well as existing liquidity to repay the remaining $12.2 billion of intercompany loans from GE Capital, to contribute approximately $4 to $5 billion to the GE Pension Plan, which will equal our future minimum ERISA funding requirements through at least 2022, and to execute additional deleveraging actions of approximately $5 billion. Additionally, GE expects to receive proceeds from an orderly sale of our remaining stake in Baker Hughes.

GE CAPITAL LIQUIDITY. GE Capital’s primary sources of liquidity consist of cash and cash equivalents, cash generated from asset sales and cash flows from our businesses. Based on asset and liability management actions we have taken, GE Capital does not plan to issue any incremental GE Capital senior unsecured term debt until at least 2021. We expect to maintain an adequate liquidity position to fund our insurance obligations and debt maturities primarily as a result of cash flows from our businesses, GE repayments of intercompany loans and capital contributions from GE. See the Segment Operations - Capital section within MD&A for further information regarding allocation of GE Capital interest expense to the GE Capital businesses.

GE Capital cash, cash equivalents and restricted cash totaled $18.8 billion at December 31, 2019, including $0.9 billion which was subject to regulatory restrictions, primarily in insurance entities.

GE Capital generated proceeds of approximately $12 billion from asset reductions for the year ended December 31, 2019, including $3.6 billion from the sale of a substantial portion of the assets and liabilities of PK AirFinance in the fourth quarter of 2019, exceeding our plan to execute total asset reductions of approximately $10 billion in 2019 and our overall $25 billion target, and completing our asset reduction plan. GE Capital also received an additional capital contribution of $2.5 billion from GE in the fourth quarter of 2019, totaling $4.0 billion for 2019.

GE Capital provided capital contributions to its insurance subsidiaries of $2.0 billion, $1.9 billion and $3.5 billion in the first quarters of 2020, 2019 and 2018, respectively, and expects to provide further capital contributions of approximately $7 billion through 2024. These contributions are subject to ongoing monitoring by KID, and the total amount to be contributed could increase or decrease, or the timing could be accelerated, based upon the results of reserve adequacy testing or a decision by KID to modify the schedule of contributions set forth in January 2018. GE maintains specified capital levels at these insurance subsidiaries under capital maintenance agreements. Going forward, we anticipate funding any capital needs for insurance through a combination of GE Capital liquidity, GE Capital asset sales, GE Capital future earnings and capital contributions from GE.

BORROWINGS. Consolidated total borrowings were $90.9 billion and $103.6 billion at December 31, 2019 and December 31, 2018, respectively. The reduction was driven primarily by completion of a tender offer to purchase GE long-term debt of $4.8 billion and net repayments of GE Capital debt of $9.5 billion (including $9.3 billion of long-term debt maturities), partially offset by an increase of $0.8 billion in fair value adjustments for GE Capital debt in fair value hedge relationships as a result of lower interest rates.

GE Industrial net debt* was $47.9 billion and $55.1 billion at December 31, 2019 and 2018, respectively. The reduction was driven primarily by the completion of a tender offer to purchase GE long-term debt of $4.8 billion in the third quarter of 2019 and total repayments of $1.5 billion of intercompany loans from GE Capital, as well as a higher ending cash balance.

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

*Non-GAAP Financial Measure

GE 2019 FORM 10-K 26

MD&A	CAPITAL RESOURCES AND LIQUIDITY

The following table provides a reconciliation of total short- and long-term borrowings as reported on the respective GE and GE Capital Statements of Financial Position to borrowings adjusted for assumed debt and intercompany loans:

December 31, 2019 (In billions)	GE	GE Capital	Consolidated(a)

Total short- and long-term borrowings	$52.1	$39.9	$90.9

Debt assumed by GE from GE Capital	(31.4)	31.4	—
Intercompany loans with right of offset	12.2	(12.2)	—
Total intercompany payable (receivable) between GE and GE Capital	(19.1)	19.1	—

Total borrowings adjusted for assumed debt and intercompany loans	$32.9	$59.0	$90.9

(a)	Included elimination of other GE borrowings from GE Capital, primarily related to timing of cash settlements associated with GE receivables monetization programs.

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

GE (In billions)	December 31, 2019	December 31, 2018	GE Capital (In billions)	December 31, 2019	December 31, 2018
Commercial paper	$3.0	$3.0	Commercial paper	$—	$—
GE senior notes	15.5	20.4	Senior and subordinated notes	36.5	39.1
Intercompany loans from GE Capital	12.2	13.7	Senior and subordinated notes assumed by GE	31.4	36.3
Other GE borrowings	2.2	2.6	Intercompany loans to GE	(12.2)	(13.7)
			Other GE Capital borrowings(a)	3.4	3.9
			Total GE Capital
Total GE adjusted borrowings	$32.9	$39.7	adjusted borrowings	$59.0	$65.5
(a) Included $1.7 billion and $1.9 billion at December 31, 2019 and December 31, 2018, respectively, of non-recourse borrowings of consolidated securitization entities where GE Capital has securitized financial assets as an alternative source of funding.

The intercompany loans from GE Capital to GE bear the right of offset against amounts owed by GE Capital to GE under the assumed debt agreement and can be prepaid by GE at any time, in whole or in part, without premium or penalty. These loans are priced at market terms and have a collective weighted average interest rate of 3.5% and term of approximately 11.7 years at December 31, 2019. In 2019, GE repaid a total of $1.5 billion of intercompany loans from GE Capital.

GE has in place committed credit lines which it may use from time to time to meet its short-term liquidity needs. The following table provides a summary of committed and available credit lines.

GE COMMITTED AND AVAILABLE CREDIT FACILITIES (In billions)	December 31, 2019	December 31, 2018

Unused back-up revolving credit facility	$20.0	$20.0
Revolving credit facilities (exceeding one year)	18.9	23.9
Bilateral revolving credit facilities (364-day)	3.1	3.6
Total committed credit facilities	$42.0	$47.5
Less offset provisions	6.7	6.7
Total net available credit facilities	$35.3	$40.8

Included in our credit facilities is an unused $20.0 billion back-up revolving syndicated credit facility extended by 36 banks, expiring in 2021, and an unused $14.8 billion revolving syndicated credit facility extended by six banks, expiring on December 31, 2020. The commitments under these syndicated credit facilities may be reduced by up to $6.7 billion due to offset provisions for any bank that holds a commitment to lend under both facilities.

GE 2019 FORM 10-K 27

MD&A	CAPITAL RESOURCES AND LIQUIDITY

The amount committed and available under the syndicated credit facility expiring on December 31, 2020 will periodically be reduced by the greater of specified contractual commitment reductions or calculated commitment reductions, which is determined based on any potential specified issuances of equity and incurrences of incremental debt by GE or its subsidiaries, as well as a portion of industrial business disposition proceeds. In the first quarter of 2019, the amount committed and available under this facility was reduced by the calculated commitment reduction of $5.0 billion to $14.8 billion. Pursuant to an amendment entered into in the first quarter 2019, further commitment reductions (other than those related to incremental debt issuances or equity issuances) are deferred until the earlier of the closing of the BioPharma transaction or September 30, 2020. If the BioPharma transaction closes prior to June 30, 2020, the commitments under the facility are reduced by the greater of $7.4 billion or the calculated commitment reductions through the BioPharma closing date (including all deferred reductions). If the BioPharma transaction closes on or after June 30, 2020, the commitments under the facility are reduced by the greater of $9.9 billion or the calculated commitment reductions through the BioPharma closing date (including all deferred reductions). The $20.0 billion syndicated back-up revolving credit facility expiring in 2021 does not contain any contractual commitment reduction features.

Under the terms of an agreement between GE Capital and GE, GE Capital has the right to compel GE to borrow under all credit facilities except the syndicated facility expiring on December 31, 2020 and transfer the proceeds to GE Capital as intercompany loans, which would be subject to the same terms and conditions as those between GE and the lending banks. GE Capital has not exercised this right.

The following table provides a summary of the activity in the primary external sources of short-term borrowings for GE in the fourth quarters of 2019 and 2018.

(In billions)	GE Commercial Paper	Revolving Credit Facilities	Total

2019
Average borrowings during the fourth quarter	$3.0	$1.3	$4.3
Maximum borrowings outstanding during the fourth quarter	3.2	1.5	4.7
Ending balance at December 31	3.0	—	3.0

2018
Average borrowings during the fourth quarter	$7.9	$2.5	$10.4
Maximum borrowings outstanding during the fourth quarter	10.7	5.1	14.8
Ending balance at December 31	3.0	—	3.0

Total average and maximum borrowings in the table above are calculated based on the daily outstanding balance of the sum of commercial paper and revolving credit facilities.

The reduction in total GE average and maximum short-term borrowings during the fourth quarter of 2019 compared to the fourth quarter of 2018 was driven by holding higher cash balances and improvements in our global funding and cash management operations.

In addition to its external liquidity sources, GE may from time to time enter into short-term intercompany loans from GE Capital to utilize GE Capital’s excess cash as an efficient source of liquidity. These loans are repaid within the same quarter. No such loans were made in 2019. GE Capital did not issue any commercial paper or draw on any revolving credit facilities in 2019.

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

We are disclosing our credit ratings and any current quarter updates to these ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. For a description of some of the potential consequences of a reduction in our credit ratings, see the Financial Risks section of Risk Factors in this report.

GE 2019 FORM 10-K 28

MD&A	CAPITAL RESOURCES AND LIQUIDITY

The following table provides a summary of the estimated potential liquidity impact in the event of further downgrades with regards to the most significant contractual credit ratings conditions of the Company based on their proximity to our current ratings.

(In billions)	Triggers Below	At December 31, 2019

Derivatives
Terminations	BBB/Baa2	$(0.2)
Cash margin posting	BBB/Baa2	(0.5)
Receivables Sales Programs
Loss of cash commingling	A-2/P-2/F2	$(0.3)
Alternative funding sources	A-2/P-2/F2	(1.1)

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

DERIVATIVE CONDITIONS. Swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the credit ratings of the applicable GE entity were to fall below specified ratings levels agreed upon with the counterparty, primarily BBB/Baa2. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability subject to such termination provisions, after consideration of collateral posted by us and outstanding interest payments was $0.2 billion at December 31, 2019. This excludes exposure related to embedded derivatives, which are not subject to these provisions.

In addition, certain of our derivatives, primarily interest rate swaps, are subject to additional cash margin posting requirements if our credit ratings were to fall below BBB/Baa2. The amount of additional margin will vary based on, among other factors, market movements and changes in our positions. At December 31, 2019, the amount of additional margin that we could be required to post if we fell below these ratings levels was approximately $0.5 billion.

See Note 21 to the consolidated financial statements for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

OTHER CONDITIONS. Where we provide servicing for third-party investors under certain of our receivable sales programs, GE is contractually permitted to commingle cash collected from customers on financing receivables sold to third-party investors with our own cash prior to payment to third-party investors, provided our short-term credit rating does not fall below A-2/P-2/F2. In the event any of our ratings were to fall below such levels, we may be required to segregate certain of these cash collections owed to third-party investors into restricted bank accounts and would lose the short-term liquidity benefit of commingling with respect to such collections. The financial impact to our intra-quarter liquidity would vary based on collections activity for a given quarter and may result in increased utilization of our revolving credit facilities. The loss of cash commingling would have resulted in an estimated maximum reduction of approximately $0.3 billion to GE intra-quarter liquidity during the fourth quarter of 2019.

In addition, we have relied, and may continue to rely, on securitization programs to provide alternative funding for sales of GE receivables to third-party investors. If any of our short-term credit ratings were to fall below A-2/P-2/F2, the timing or amount of liquidity generated by these programs could be adversely impacted. In the fourth quarter of 2019, the estimated maximum reduction to our ending liquidity had our credit ratings fallen below these levels was approximately $1.1 billion.

FOREIGN EXCHANGE AND INTEREST RATE RISKS. As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro, the Australian dollar, the Brazilian real and the Chinese renminbi, among others. The effects of foreign currency fluctuations on earnings, excluding the earnings impact of the underlying hedged item, was less than $0.1 billion, $0.3 billion, and $0.1 billion for the years ended December 31, 2019, 2018 and 2017, respectively. This analysis excludes any offsetting effect from the forecasted future transactions that are economically hedged.

GE 2019 FORM 10-K 29

MD&A	CAPITAL RESOURCES AND LIQUIDITY

Exchange rate and interest rate risks are managed with a variety of techniques, including selective use of derivatives. We apply policies to manage each of these risks, including prohibitions on speculative activities. Following is an analysis of the potential effects of changes in interest rates and currency exchange rates.

•
It is our policy to minimize exposure to interest rate changes and their impact to interest and other financial charges. We fund our financial investments using a combination of debt and hedging instruments so that the interest rates of our borrowings match the expected interest rate profile on our assets. It is our policy to minimize currency exposures and to conduct operations either within functional currencies or using the protection of hedge strategies. To test the effectiveness of our hedging actions, for interest rate risk we assumed that, on January 1, 2020, interest rates decreased by 100 basis points and the decrease remained in place for the next 12 months and for currency risk of assets and liabilities denominated in other than their functional currencies, we evaluated the effect of a 10% shift in exchange rates against the U.S. dollar. The analyses indicated that our 2019 consolidated net earnings would decline by less than $0.1 billion for interest rate risk and approximately $0.1 billion for foreign exchange risk.

LIBOR REFORM. In connection with the potential transition away from the use of the London interbank offered rate (LIBOR) as an interest rate benchmark, we are currently in the process of identifying and managing the potential impact to the Company. The majority of the Company’s exposure to LIBOR relates to debt securities issued by GE Capital, for which contractual fallback language exists, as well as preferred stock issued by GE, substantially all of which converts to LIBOR in January 2021. Additionally, with respect to our derivatives portfolio, we will review industry-wide LIBOR reform efforts and expect that such efforts will provide guidance on how to manage the transition from LIBOR for derivatives.

STATEMENT OF CASH FLOWS – OVERVIEW FROM 2017 THROUGH 2019. We manage the cash flow performance of our industrial and financial services businesses separately. We therefore believe it is useful to report separate GE and GE Capital columns in our Statement of Cash Flows because it enables us and our investors to evaluate the cash from operating activities of our industrial businesses (the principal source of cash generation for our industrial businesses) separately from the cash flows of our financial services business, as well as to evaluate the cash flows between our industrial businesses and GE Capital.

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

All other operating activities reflect cash sources and uses as well as non-cash adjustments to net earnings (loss). See Note 24 to the consolidated financial statements for further information regarding All other operating activities, All other investing activities and All other financing activities for both GE and GE Capital.

The following investing and financing activities affected recognized assets or liabilities but did not result in cash receipts or payments in 2019: the ownership interest received and tax benefits receivable as a result of the spin-off and subsequent merger of our Transportation segment with Wabtec; our retained ownership interest in Baker Hughes; additional non-cash deferred purchase price received by GE Capital related to sales of current receivables; and right-of-use assets obtained in operating leases. See Notes 2, 4 and 7, respectively, to the consolidated financial statements.

See the Intercompany Transactions between GE and GE Capital section within MD&A and Notes 4 and 25 to the consolidated financial statements for further information regarding certain transactions affecting our consolidated Statement of Cash Flows.

GE CASH FLOWS FROM CONTINUING OPERATIONS. The most significant source of cash in GE CFOA is customer-related activities, the largest of which is collecting cash resulting from product or services sales. The most significant operating use of cash is to pay our suppliers, employees, tax authorities, contribute to post retirement plans and pay others for a wide range of material, services and taxes.

GE measures itself on a GE Industrial free cash flows* basis. This metric includes GE CFOA plus investments in property, plant and equipment and additions to internal-use software; this metric excludes any dividends received from GE Capital and any cash received from dispositions of property, plant and equipment. We believe that investors may also find it useful to compare GE's Industrial free cash flows* performance without the effects of cash used for taxes related to business sales and contributions to the GE Pension Plan. We believe that this measure better allows management and investors to evaluate the capacity of our industrial operations to generate free cash flows.

*Non-GAAP Financial Measure

GE 2019 FORM 10-K 30

MD&A	CAPITAL RESOURCES AND LIQUIDITY

2019 CFOA (GAAP) AND FREE CASH FLOWS (FCF) BY SEGMENT (NON-GAAP)
(In millions)	Power	Renewable Energy	Aviation	Healthcare	Corporate & Eliminations	GE Industrial

CFOA (GAAP)	$(1,200)	$(512)	$5,552	$3,024	$(2,250)	$4,614
Add: gross additions to property, plant and equipment	(277)	(455)	(1,031)	(395)	(59)	(2,216)
Add: gross additions to internal-use software	(46)	(14)	(107)	(79)	(28)	(274)
Less: GE Pension Plan funding	—	—	—	—	—	—
Less: taxes related to business sales	—	—	—	—	(198)	(198)
Free cash flows (Non-GAAP)	$(1,523)	$(980)	$4,415	$2,550	$(2,139)	$2,322

2018 CFOA (GAAP) AND FREE CASH FLOWS (FCF) BY SEGMENT (NON-GAAP)
(In millions)	Power	Renewable Energy	Aviation	Healthcare	Corporate & Eliminations	GE Industrial

CFOA (GAAP)	$(1,849)	$406	$5,373	$3,485	$(6,714)	$701
Add: gross additions to property, plant and equipment	(358)	(297)	(1,070)	(378)	(131)	(2,234)
Add: gross additions to internal-use software	(66)	(11)	(73)	(90)	(67)	(306)
Less: GE Pension Plan funding	—	—	—	—	(6,000)	(6,000)
Less: taxes related to business sales	—	—	—	—	(180)	(180)
Free cash flows (Non-GAAP)	$(2,273)	$98	$4,230	$3,018	$(731)	$4,341

GE cash from operating activities was $4.6 billion in 2019 compared with $0.7 billion in 2018 (including $0.3 billion and $0.5 billion cash received for Baker Hughes Class B shareholder dividends in 2019 and 2018, respectively). The $3.9 billion increase was primarily due to: the nonrecurrence of GE Pension Plan contributions of $6.0 billion in 2018 (which are excluded from GE Industrial free cash flows*); a decrease in payments of equipment project cost accruals of $0.6 billion; a net decrease in payments of Aviation-related customer allowance accruals of $0.4 billion; and an increase in cash generated from contract & other deferred assets of $0.1 billion, primarily due to higher billings on our long-term service agreements, partially offset by lower liquidations of deferred inventory.

These increases in cash were partially offset by: an increase in cash used for working capital of $2.6 billion; and an increase in cash paid for income taxes of $0.6 billion.

The increase in cash used for working capital was due to: an increase in cash used for current receivables of $2.9 billion, primarily driven by lower sales of receivables and receivables growth resulting from the 737 MAX grounding; a decrease in cash from accounts payable of $0.9 billion; and higher inventory build of $0.5 billion, mainly as a result of the expected timing of deliveries in 2020. These increases in cash used for working capital were partially offset by higher progress collections of $1.8 billion, mainly as a result of higher utilization of collections in 2018, including the impact of the timing of progress collections received in the fourth quarter of 2017.

As discussed in the Aviation and GECAS 737 MAX section within the Consolidated Results section of MD&A, the 737 MAX grounding had an adverse net effect on GE CFOA of approximately $1.4 billion in 2019. Within Aviation, this effect was more than offset by: higher commercial aftermarket earnings and higher long-term service agreement billings of $0.6 billion; cash receipts from contract modifications of $0.3 billion; a new spare parts distribution deal for a legacy engine program of $0.3 billion; and lower customer allowance payments of $0.4 billion as discussed above. Other Aviation working capital cash flows, excluding the impact of the 737 MAX grounding, largely offset.

GE cash from investing activities was $4.1 billion in 2019 compared with $3.1 billion in 2018. The $0.9 billion increase was primarily due to: proceeds from the spin-off of our Transportation business of $6.2 billion (including the secondary offerings of Wabtec common stock shares in the second and third quarters of 2019), the sale of a portion of our stake in Baker Hughes of $3.0 billion and from other business dispositions in Aviation, Corporate and Power (net of cash transferred) of $1.1 billion in 2019, compared with total proceeds of $6.0 billion in 2018, primarily from the sale of businesses at Power and Healthcare; a decrease in net cash paid for settlements of derivative hedges of $0.9 billion; the nonrecurrence of the purchase of an aviation technology joint venture of $0.6 billion in 2018; partially offset by the 2019 capital contribution to GE Capital of $4.0 billion; business acquisitions of $0.4 billion, primarily related to the transfer of the HEF business from GE Capital to our Healthcare segment in 2019; and an increase in cash used related to net settlements between our continuing operations and discontinued operations of $0.4 billion. Cash used for additions to property, plant and equipment and internal-use software, which is a component of GE Industrial free cash flows*, was $2.5 billion in both 2019 and 2018.

*Non-GAAP Financial Measure

GE 2019 FORM 10-K 31

MD&A	CAPITAL RESOURCES AND LIQUIDITY

GE cash used for financing activities was $7.7 billion in 2019 compared with cash from financing activities of $1.5 billion in 2018. The $9.1 billion increase in cash used was primarily due to: the nonrecurrence of intercompany loans from GE Capital to GE of $6.5 billion in 2018 (including $6.0 billion to fund contributions to the GE Pension Plan); completion of a tender offer to purchase GE long-term debt of $4.8 billion in 2019; the nonrecurrence of dispositions of noncontrolling interests in Baker Hughes of $4.4 billion in 2018; the repayment of GE Capital intercompany loans by GE of $1.5 billion in 2019; partially offset by a decrease in common dividends paid to shareholders of $3.8 billion; and the nonrecurrence of the acquisition of Alstom's interest in grid technology, renewable energy, and global nuclear and French steam power joint ventures for $3.1 billion in 2018.

GE cash from operating activities was $0.7 billion in 2018 compared with $11.5 billion in 2017 (including $0.5 billion and $0.3 billion cash received for Baker Hughes Class B shareholder dividends in 2018 and 2017, respectively). The $10.8 billion decrease was primarily due to: an increase in GE Pension Plan contributions (which are excluded from GE Industrial free cash flows*) of $4.3 billion; the nonrecurrence of common dividends received from GE Capital (which are excluded from GE Industrial free cash flows*) of $4.0 billion in 2017; an increase in cash used for working capital of $3.4 billion; and an increase in payments of equipment project cost accruals of $0.7 billion.

These decreases in cash were partially offset by: a decrease in cash used for contract & other deferred assets of $1.2 billion, primarily due to the timing of revenue recognized relative to the timing of billings and collections on our long-term equipment agreements and lower cash used for deferred inventory; and a decrease in cash paid for income taxes of $0.8 billion.

The increase in cash used for working capital was due to: lower progress collections of $2.4 billion, mainly as a result of net utilization in 2018, including the impact of the timing of progress collections received in the fourth quarter of 2017; an increase in cash used for current receivables of $2.0 billion, primarily driven by lower sales of receivables; and higher inventory build of $0.7 billion, mainly as a result of expected deliveries in 2019. These increases in cash used for working capital were partially offset by an increase in cash from accounts payable of $1.6 billion, primarily driven by inventory build and improved payment terms.

GE cash from investing activities was $3.1 billion in 2018 compared with cash used for investing activities of $11.7 billion in 2017. The increase in cash of $14.9 billion was primarily due to: a decrease in cash used related to net settlements between our continuing operations and discontinued operations of $6.6 billion, primarily related to funding in the first half of 2017 in order to complete the Baker Hughes acquisition; an increase in proceeds from business dispositions (net of cash transferred) of $3.0 billion, primarily from the sale of businesses at Power and Healthcare; a decrease in cash used for business acquisitions (net of cash acquired) of $2.7 billion, primarily driven by the acquisitions of LM Wind Power and ServiceMax in 2017; lower cash used for additions to property, plant and equipment and internal-use software (which is a component of GE Industrial free cash flows*) of $1.3 billion; and the provision of a promissory note to Baker Hughes in the third quarter of 2017 of $1.1 billion; partially offset by the purchase of an aviation technology joint venture of $0.6 billion in 2018.

GE cash from financing activities was $1.5 billion in 2018 compared with $1.9 billion in 2017. The $0.4 billion decrease was primarily due to: a decrease in net borrowings of $7.9 billion, mainly as a result of the issuance of long-term euro debt, primarily to fund acquisitions in 2017; and the acquisition of Alstom's interest in grid technology, renewable energy, and global nuclear and French steam power joint ventures for $3.1 billion in 2018. These decreases in cash were partially offset by: a decrease in common dividends paid to shareholders of $4.2 billion; an increase in dispositions of noncontrolling interests in Baker Hughes of $4.1 billion; and a decrease in net repurchases of GE treasury shares of $2.5 billion.
GE CASH FLOWS FROM DISCONTINUED OPERATIONS. GE cash used for operating activities of discontinued operations was an insignificant amount in 2019 compared with cash generated of $2.1 billion in 2018. The $2.1 billion decrease was primarily as a result of the dispositions of Baker Hughes in the third quarter of 2019 and our Transportation segment in the first quarter of 2019, due to the nonrecurrence of operating cash generated in 2018, primarily in the fourth quarter.

GE cash used for investing activities of discontinued operations was $3.4 billion in 2019 compared with $0.7 billion in 2018. The $2.8 billion increase in cash used was primarily due to the deconsolidation of Baker Hughes cash of $3.1 billion as a result of the reduction in our ownership interest in the third quarter of 2019.

GE cash used for financing activities of discontinued operations was $0.4 billion in 2019 compared with $4.5 billion in 2018. The $4.1 billion decrease of cash used was primarily due to: the nonrecurrence of Baker Hughes share repurchases of $2.5 billion in 2018; and an increase in Baker Hughes borrowings of $0.3 billion in 2019 compared with net repayments of Baker Hughes borrowings of $1.1 billion in 2018.

GE cash from operating activities of discontinued operations was $2.1 billion in 2018 compared with cash used of $0.2 billion in 2017. The $2.2 billion increase in cash was primarily as a result of better operating performance at Baker Hughes.

GE cash used for investing activities of discontinued operations was $0.7 billion in 2018 compared with cash generated of $2.3 billion in 2017. The $3.0 billion increase in cash used was primarily due to: a decrease in net cash received from continuing operations of $6.6 billion, primarily related to funding in the first half of 2017 in order to complete the Baker Hughes acquisition; partially offset by the nonrecurrence of net cash paid for the Baker Hughes acquisition of $3.4 billion in 2017.

*Non-GAAP Financial Measure

GE 2019 FORM 10-K 32

MD&A	CAPITAL RESOURCES AND LIQUIDITY

GE cash used for financing activities of discontinued operations was $4.5 billion in 2018 compared with cash generated of $3.5 billion in 2017. The $8.0 billion increase in cash used was primarily due to: net repayments of Baker Hughes borrowings of $1.1 billion in 2018 compared with net new debt of $4.7 billion in 2017, including the issuance of long-term debt of $4.0 billion and a promissory note received from GE of $1.1 billion; and an increase in Baker Hughes share repurchases of $2.0 billion.

GE CAPITAL CASH FLOWS FROM CONTINUING OPERATIONS. GE Capital cash from operating activities was $1.9 billion in 2019 compared with $1.6 billion in 2018. The increase of $0.3 billion was primarily due to: a net increase in cash collateral received and settlements paid from counterparties on derivative contracts of $2.0 billion; partially offset by a general decrease in cash generated from earnings (loss) from continuing operations.

GE Capital cash from investing activities was $9.5 billion in 2019 compared with $11.8 billion in 2018. The decrease of $2.3 billion was primarily due to: lower collections of financing receivables of $6.6 billion; an increase of net purchases of investment securities of $4.2 billion; lower net sales of equity investments of $3.1 billion; and an increase in cash used related to net settlements between our continuing operations (primarily our Corporate function) and businesses in discontinued operations (primarily WMC) of $2.4 billion; partially offset by the nonrecurrence of intercompany loans from GE Capital to GE of $6.5 billion in 2018; an increase in cash related to our current receivables and supply chain finance programs with GE of $4.4 billion; higher proceeds from business dispositions $1.9 billion; and the repayment of GE Capital intercompany loans by GE of $1.5 billion in 2019.

GE Capital cash used for financing activities was $7.0 billion in 2019 compared with $23.9 billion in 2018. The decrease of $16.9 billion was primarily due to lower net repayments of borrowings of $11.4 billion; a capital contribution from GE to GE Capital of $4.0 billion; and lower cash settlements on derivatives hedging foreign currency debt of $1.4 billion.

GE Capital cash from operating activities was $1.6 billion in 2018 compared with $2.4 billion in 2017. The decrease of $0.8 billion was primarily due to: a net increase in cash collateral and settlements paid to counterparties on derivative contracts of $1.5 billion; partially offset by a general increase in cash generated from earnings (loss) from continuing operations.

GE Capital cash from investing activities was $11.8 billion in 2018 compared with $8.2 billion in 2017. The increase of $3.5 billion was primarily due to: higher collections of financing receivables of $7.1 billion and proceeds from the sales of EFS' debt origination business and EFS equity investments of $6.1 billion in 2018; partially offset by a decrease in net investment securities of $4.6 billion: $2.5 billion in 2018 compared with $7.1 billion in 2017; an increase in net additions to property, plant and equipment of $1.6 billion; net proceeds from sales of discontinued operations of an insignificant amount in 2018 compared with $1.5 billion in 2017; an increase in net intercompany loans from GE Capital to GE of $6.5 billion in 2018 compared with $5.9 billion in 2017 and a general reduction in funding related to discontinued operations.

GE Capital cash used for financing activities was $23.9 billion in 2018 compared with $23.6 billion in 2017. The increase of $0.3 billion was primarily due to: higher net repayments of borrowings of $21.1 billion in 2018 compared with $19.0 billion in 2017 and a net increase in derivative cash settlements paid of $2.0 billion partially offset by no GE Capital common dividends paid to GE in 2018 compared with $4.0 billion in 2017.

INTERCOMPANY TRANSACTIONS BETWEEN GE AND GE CAPITAL. Transactions between related companies are made on arm's length terms and are reported in the GE and GE Capital columns of our financial statements, which we believe provide useful supplemental information to our consolidated financial statements. See Note 25 to the consolidated financial statements for further information.

Sales of Receivables. In order to manage short-term liquidity and credit exposure, GE may sell current customer receivables to GE Capital and other third parties. These transactions are made on arm's length terms and any discount related to time value of money, is recognized within the respective GE Industrial business in the period these receivables were sold to GE Capital or third parties. See Note 4 to the consolidated financial statements for further information.

Supply Chain Finance Programs. GE facilitates voluntary supply chain finance programs with third parties which provide participating GE suppliers the opportunity to sell their GE receivables to third parties at the sole discretion of both the suppliers and the third parties. The terms of these programs do not alter GE’s obligations to its suppliers which arise from independently negotiated contractual supply agreements. GE's obligation remains limited to making payment on its supplier invoices on the terms originally negotiated with its suppliers, regardless of whether the supplier sells its receivable to a third party. GE has guaranteed the program providers that its participating affiliates will pay their supplier invoices on the terms originally negotiated with their suppliers.

At December 31, 2019 and 2018, included in GE's accounts payable is $2.4 billion and $0.4 billion, respectively, of supplier invoices that are subject to the third-party programs. GE accounts for all payments made under the programs as reductions to CFOA. Total GE supplier invoices paid through these third-party programs were $1.4 billion and an insignificant amount for the years ended December 31, 2019 and 2018, respectively.

GE 2019 FORM 10-K 33

MD&A	CAPITAL RESOURCES AND LIQUIDITY

Previously, GE Capital operated a supply chain finance program for suppliers to GE’s industrial businesses. Under that program, GE Capital may settle GE’s industrial businesses supplier invoices early in return for early pay discounts. In turn, GE settled invoices with GE Capital in accordance with the original supplier payment terms. On February 28, 2019, GE Capital sold the program platform to MUFG Union Bank, N.A. (MUFG) and is transitioning GE’s suppliers to a MUFG supply chain finance program. Information for suppliers which have already transitioned from GE Capital to MUFG is included within the third-party supply chain finance program data presented above. For the year ended December 31, 2019, there was not a significant effect on GE CFOA related to the MUFG transition.

The GE funded participation in the GE Capital program will continue to be settled following the original invoice payment terms with an expectation that the transition be completed by the end of 2020. The GE liability associated with the funded participation in the program is presented as accounts payable and amounted to $2.1 billion and $4.4 billion at December 31, 2019 and 2018, respectively.

GE Capital Finance Transactions. During the years ended December 31, 2019 and 2018, GE Capital acquired from third parties 51 aircraft with a list price totaling $6.4 billion and 64 aircraft with a list price totaling $7.8 billion, respectively, that will be leased to others and are powered by engines manufactured by GE Aviation and affiliates. GE Capital also made payments to GE Aviation and affiliates related to spare engines and engine parts of $0.7 billion and $0.4 billion, which included $0.6 billion and $0.2 billion to CFM International, during the years ended December 31, 2019 and 2018, respectively. Additionally, GE Capital had $2.0 billion and $1.2 billion of net book value of engines, originally manufactured by GE Aviation and affiliates and subsequently leased back to GE Aviation and affiliates at December 31, 2019 and 2018, respectively.

Also, during the years ended December 31, 2019 and 2018, GE recognized equipment revenues of $1.6 billion and $1.0 billion, respectively, from customers within our Power and Renewable Energy segments in which GE Capital has been an investee or is committed to be an investee in the underlying projects.

For certain of these investments, in order to meet its underwriting criteria, GE Capital may obtain a direct guarantee from GE related to the performance of the third party. GE guarantees include direct performance or payment guarantees, return on investment guarantees and asset value guarantees. As of December 31, 2019, GE had outstanding guarantees to GE Capital on $0.9 billion of funded exposure and $1.0 billion of unfunded commitments, which included guarantees issued by industrial businesses. The recorded contingent liability for these guarantees was insignificant as of December 31, 2019 and is based on individual transaction level defaults, losses and/or returns.

CONTRACTUAL OBLIGATIONS. As defined by reporting regulations, our contractual obligations for estimated future payments as of December 31, 2019, follow.

(In billions)	Total	2020	2021-2022	2023-2024	Thereafter

Borrowings (Note 11)	$90.9	$23.6	$15.9	$8.4	$42.9
Interest on borrowings	24.8	2.5	3.9	3.1	15.3
Purchase obligations(a)(b)	57.8	18.4	20.2	15.1	4.2
Insurance liabilities (Note 12)	39.7	2.4	4.1	4.1	29.0
Operating lease obligations (Note 7)	3.7	0.8	1.2	0.8	0.9
Other liabilities(c)	45.3	10.1	6.7	5.1	23.4
Contractual obligations of discontinued operations(d)	0.6	0.3	0.1	0.1	0.1

(a)
Included all take-or-pay arrangements, capital expenditures, contractual commitments to purchase equipment that will be leased to others, software acquisition/license commitments, and other purchase commitments.

(b)	Excluded funding commitments entered into in the ordinary course of business. See Notes 23 to the consolidated financial statements for further information on these commitments and other guarantees.

(c)
Included an estimate of future expected funding requirements related to our postretirement benefit plans and included liabilities for unrecognized tax benefits. Because their future cash outflows are uncertain, the following non-current liabilities are excluded from the table above: derivatives, deferred income and other sundry items. See Notes 13, 15 and 21 to the consolidated financial statements for further information on certain of these items.

(d)	Included payments for other liabilities.

CRITICAL ACCOUNTING ESTIMATES. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. See Note 1 to the consolidated financial statements for further information on our most significant accounting policies.

REVENUE RECOGNITION ON LONG-TERM SERVICES AGREEMENTS. We have long-term service agreements with our customers predominately within our Power and Aviation segments that require us to maintain the customers’ assets over the contract terms, which generally range from 5 to 25 years. However, contract modifications that extend or revise contracts are not uncommon. We recognize revenue as we perform under the arrangements using the percentage of completion method which is based on our costs incurred to date relative to our estimate of total expected costs. This requires us to make estimates of customer payments expected to be received over the contract term as well as the costs to perform required maintenance services.

GE 2019 FORM 10-K 34

MD&A	CRITICAL ACCOUNTING ESTIMATES

Customers generally pay us based on the utilization of the asset (per hour of usage for example) or upon the occurrence of a major event within the contract such as an overhaul. As a result, a significant estimate in determining expected revenues of a contract is estimating how customers will utilize their assets over the term of the agreement. The estimate of utilization, which can change over the contract life, impacts both the amount of customer payments we expect to receive and our estimate of future contract costs. Customers’ asset utilization will influence the timing and extent of overhauls and other service events over the life of the contract. We generally use a combination of both historical utilization trends as well as forward-looking information such as market conditions and potential asset retirements in developing our revenue estimates.

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

We routinely review estimates under long-term services agreements and regularly revise them to adjust for changes in outlook. These revisions are based on objectively verifiable information that is available at the time of the review. Contract modifications that change the rights and obligations, as well as the nature, timing and extent of future cash flows, are evaluated for potential price concessions, contract asset impairments and significant financing to determine if adjustments of earnings are required before effectively accounting for modified contract as a new contract.

We regularly assess expected billings adjustments and customer credit risk inherent in the carrying amounts of receivables and contract assets, including the risk that contractual penalties may not be sufficient to offset our accumulated investment in the event of customer termination. We gain insight into future utilization and cost trends, as well as credit risk, through our knowledge of the installed base of equipment and the close interaction with our customers that comes with supplying critical services and parts over extended periods. Revisions may affect a long-term services agreement’s total estimated profitability resulting in an adjustment of earnings.

On December 31, 2019, our net long-term service agreements balance of $5.1 billion represents approximately 2.9% of our total estimated life of contract billings of $176.7 billion. Our contracts (on average) are approximately 22.2% complete based on costs incurred to date and our estimate of future costs. Revisions to our estimates of future billings or costs that increase or decrease total estimated contract profitability by one percentage point would increase or decrease the long-term service agreements balance by $0.4 billion. Cash billings collected on these contracts were $11.5 billion and $10.2 billion during the years ended December 31, 2019 and 2018, respectively.

See Notes 1 and 9 to the consolidated financial statements for further information.

IMPAIRMENT OF GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS. During 2019, and in order to improve alignment of our annual goodwill impairment testing and strategic planning process, we changed our annual testing date from the third quarter to the fourth quarter. We determine fair value for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately.

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

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our annual reporting unit valuations ranged from 8.9% to 22.0%.

Estimating the fair value of reporting units requires the use of significant judgments that are based on a number of factors including actual operating results, internal forecasts, market observable pricing multiples of similar businesses and comparable transactions, possible control premiums, determining the appropriate discount rate and long-term growth rate assumptions, and, if multiple approaches are being used, determining the appropriate weighting applied to each approach. It is reasonably possible that the judgments and estimates described above could change in future periods.

We review identified intangible assets with defined useful lives and subject to amortization for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss has occurred requires the use of our internal forecast to estimate future cash flows and the useful life over which these cash flows will occur. To determine fair value, we use our internal cash flow estimates discounted at an appropriate discount rate.

See Notes 1 and 8 to the consolidated financial statements for further information.

GE 2019 FORM 10-K 35

MD&A	CRITICAL ACCOUNTING ESTIMATES

INSURANCE AND INVESTMENT CONTRACTS. Refer to the Other Items - Insurance section within MD&A for further discussion of the accounting estimates and assumptions in our insurance reserves and their sensitivity to change. Also see Notes 1 and 12 to the consolidated financial statements for further information.

PENSION ASSUMPTIONS. Our defined benefit pension plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including a discount rate, an expected return on assets, mortality rates of participants and expectation of mortality improvement. We evaluate these critical assumptions at least annually on a plan and country-specific basis. We periodically evaluate other assumptions involving demographic factors such as retirement age and turnover, and update them to reflect our experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

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

Our discount rates for principal pension plans at December 31, 2019, 2018 and 2017 were 3.36%, 4.34% and 3.64%, respectively, reflecting market interest rates.

To determine the expected long-term rate of return on pension plan assets, we consider our asset allocation, as well as historical and expected returns on various categories of plan assets. In developing future long-term return expectations for our principal benefit plans’ assets, we formulate views on the future economic environment, both in the U.S. and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields and spreads, using both internal and external sources. We also take into account expected volatility by asset class and diversification across classes to determine expected overall portfolio results given our asset allocation. Assets in our principal pension plans earned 17.8% in 2019, and had annualized returns of 6.3%, 7.7% and 8.2% in the 5-, 10- and 25-year periods ended December 31, 2019, respectively. Based on our analysis of future expectations of asset performance, past return results, and our asset allocation, we have assumed a 6.25% long-term expected return on those assets for cost recognition in 2020, as compared to 6.75% in 2019 and 2018.

The Society of Actuaries issued new base and improvement mortality tables in 2019 and we updated mortality assumptions in the U.S. accordingly. These changes in assumptions decreased the December 31, 2019 U.S. pension and retiree benefit plans' obligations by $0.5 billion.

Changes in key assumptions for our principal pension plans would have the following effects.

•
Discount rate – A 25 basis point decrease in discount rate would increase pension cost in the following year by about $0.2 billion and would increase the pension benefit obligation at year-end by about $2.3 billion.

•	Expected return on assets – A 50 basis point decrease in the expected return on assets would increase pension cost in the following year by about $0.3 billion.

See Other Consolidated Information – Postretirement Benefit Plans section within MD&A and Note 13 to the consolidated financial statements for further information.

INCOME TAXES. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rate on our global operations. In addition to local country tax laws and regulations, this rate can depend on the extent earnings are indefinitely reinvested outside the U.S. Historically U.S. taxes were due upon repatriation of foreign earnings. Due to the enactment of U.S. tax reform, most repatriations of foreign earnings will be free of U.S. federal income tax but may incur withholding or state taxes. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the Company. Most of these earnings have been reinvested in active non-U.S. business operations. At December 31, 2019, we have not changed our indefinite reinvestment decision as a result of tax reform but will reassess this on an ongoing basis.

GE 2019 FORM 10-K 36

MD&A	CRITICAL ACCOUNTING ESTIMATES

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. We use our historical experience and our short- and long-range business forecasts to provide insight. Further, our global and diversified business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. Amounts recorded for deferred tax assets related to non-U.S. net operating losses, net of valuation allowances, were $2.2 billion and $3.1 billion at December 31, 2019 and 2018, including $0.2 billion related to held for sale assets at December 31, 2019 and $0.2 billion and $0.5 billion at December 31, 2019 and 2018, respectively, associated with losses reported in discontinued operations, primarily related to our legacy financial services businesses and for 2018, our Baker Hughes segment. Such year-end 2019 amounts are expected to be fully recoverable within the applicable statutory expiration periods. To the extent we consider it more likely than not that a deferred tax asset will not be recovered, a valuation allowance is established.

See Other Consolidated Information – Income Taxes section within MD&A and Note 15 to the consolidated financial statements for further information.

LOSS CONTINGENCIES. Loss contingencies are uncertain and unresolved matters that arise in the ordinary course of business and result from events or actions by others that have the potential to result in a future loss. Such contingencies include, but are not limited to, environmental obligations, litigation, regulatory investigations and proceedings, product quality and losses resulting from other events and developments. When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low-end of such range. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and negotiations with or decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. Disclosure is provided for material loss contingencies when a loss is probable but a reasonable estimate cannot be made, and when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. We regularly review contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. See Note 23 to the consolidated financial statements for further information.

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

Our run-off insurance liabilities and annuity benefits primarily comprise a liability for future policy benefits for those insurance contract claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported. The insurance liabilities and annuity benefits amounted to $39.8 billion and $35.6 billion and primarily relate to individual long-term care insurance reserves of $21.0 billion and $20.0 billion and structured settlement annuities and life insurance reserves of $11.1 billion and $11.2 billion, at December 31, 2019 and December 31, 2018, respectively. The increase in insurance liabilities and annuity benefits of $4.2 billion from December 31, 2018 to December 31, 2019, is primarily due to an adjustment of $3.4 billion resulting from an increase in unrealized gains on investment securities that would result in a premium deficiency should those gains be realized and a $1.0 billion adjustment arising from the annual premium deficiency testing completed in third quarter 2019, as discussed further below.

In addition to NALH, Electric Insurance Company (EIC) is a property and casualty insurance company primarily providing insurance to GE and its employees with net claim reserves of $0.3 billion at December 31, 2019.

GE 2019 FORM 10-K 37

MD&A	OTHER ITEMS

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

Key Portfolio Characteristics
Long-term care insurance contracts. The long-term care insurance contracts we reinsure provide coverage at varying levels of benefits to policyholders and may include attributes that could result in claimants being on claim for longer periods or at higher daily claim costs, or alternatively limiting the premium paying period, compared to contracts with a lower level of benefits. For example, policyholders with a lifetime benefit period could receive coverage up to the specified daily maximum as long as the policyholder is claim eligible and receives care for covered services; inflation protection options increase the daily maximums to protect the policyholder from the rising cost of care with some options providing automatic annual increases of 3% to 5% or policyholder elected inflation-indexed increases for increased premium; joint life policies provide coverage for two lives which permit either life under a single contract to receive benefits at the same time or separately; and premium payment options may limit the period over which the policyholder pays premiums while still receiving coverage after premium payments cease, which may limit the impact of our benefit from future premium rate increases.

The ERAC long-term care insurance portfolio comprises more than two-thirds of our total long-term care insurance reserves and is assumed from approximately 30 ceding companies through various types of reinsurance and retrocession contracts having complex terms and conditions. Compared to the overall long-term care insurance block, it has a lower average attained age with a larger number of policies (and covered lives, as over one-third of the policies are joint life policies), with lifetime benefit periods and/or with inflation protection options which may result in a higher potential for future claims.

The UFLIC long-term care insurance block comprises the remainder of our total long-term care insurance reserves and is more mature with policies that are more uniform, as it is assumed from a single ceding company, Genworth, and has fewer policies with lifetime benefit periods, no joint life policies and slightly more policies with inflation protection options.

Long-term care insurance policies allow the issuing insurance entity to increase premiums, or alternatively allow the policyholder the option to decrease benefits, with approval by state regulators, should actual experience emerge worse than what was projected when such policies were initially underwritten. As a reinsurer, we are unable to directly or unilaterally pursue long-term care insurance premium rate increases. However, we engage actively with our ceding company clients in pursuing allowed long-term care insurance premium rate increases. The amount of times that rate increases have occurred varies by ceding company.

As further described within the Premium Deficiency Testing section below, we reconstructed our future claim cost projections in 2017 utilizing trends observed in our emerging experience for older claimant ages and later duration policies. Also described within that section are key assumption changes in 2019.

Presented in the table below are GAAP and statutory reserve balances and key attributes of our long-term care insurance portfolio.

December 31, 2019 (Dollars in billions, except where noted)	ERAC	UFLIC	Total

Gross GAAP future policy benefit reserves and claim reserves	$15.2	$5.8	$21.0
Gross statutory future policy benefit reserves and claim reserves(a)	23.7	7.1	30.8
Number of policies in force	196,000	67,000	263,000
Number of covered lives in force	261,000	67,000	328,000
Average policyholder attained age	75	83	77
Gross GAAP future policy benefit reserve per policy (in actual dollars)	$66,500	$56,000	$64,000
Gross GAAP future policy benefit reserve per covered life (in actual dollars)	50,000	56,000	51,000
Gross statutory future policy benefit reserve per policy (in actual dollars)(a)	109,000	74,000	100,000
Gross statutory future policy benefit reserve per covered life (in actual dollars)(a)	81,000	74,000	80,000
Percentage of policies with:
Lifetime benefit period	70%	35%	61%
Inflation protection option	81%	91%	84%
Joint lives	34%	—%	25%
Percentage of policies that are premium paying	73%	82%	75%
Policies on claim	10,700	9,300	20,000

(a)
Statutory balances reflect recognition of the estimated remaining statutory increase in reserves of approximately $7 billion through 2023 under the permitted accounting practice discussed further below and in Note 12 to our consolidated financial statements.

GE 2019 FORM 10-K 38

MD&A	OTHER ITEMS

Structured settlement annuities and life insurance contracts.We reinsure approximately 31,000 structured settlement annuities with an average attained age of 52. These structured settlement annuities were primarily underwritten on impaired lives (i.e., shorter-than-average life expectancies) at origination and have projected payments extending decades into the future. Our primary risks associated with these contracts include mortality (i.e., life expectancy or longevity), mortality improvement (i.e., assumed rate that mortality is expected to reduce over time), which may extend the duration of payments on life contingent contracts beyond our estimates, and reinvestment risk (i.e., a low interest rate environment may reduce our ability to achieve our targeted investment margins). Unlike long-term care insurance, structured settlement annuities offer no ability to require additional premiums or reduce benefits.

Our life reinsurance business typically covers the mortality risk associated with various types of life insurance policies that we reinsure from approximately 150 ceding company relationships where we pay a benefit based on the death of a covered life. Across our U.S. and Canadian life insurance blocks, we reinsure approximately $100 billion of net amount at risk (i.e., difference between the death benefit and any accrued cash value) from approximately 2.2 million policies with an average attained age of 58. In 2019, our incurred claims were approximately $0.5 billion with an average individual claim of approximately $48,000. The largest product types covered are 20-year level term policies which represent approximately 40% of the net amount at risk and are anticipated to lapse (i.e., the length of time a policy will remain in force) over the next 2 to 4 years as the policies reach the end of their 20-year level premium period.

Investment portfolio and other adjustments. Our insurance liabilities and annuity benefits are primarily supported by investment securities of $38.0 billion and $32.9 billion and commercial mortgage loans of $1.9 billion and $1.7 billion at December 31, 2019 and 2018, respectively. Additionally, we expect to purchase approximately $9 billion of new assets through 2024 in conjunction with expected capital contributions from GE Capital to our insurance subsidiaries, of which $2.0 billion was received in the first quarter of 2020. Our investment securities are classified as available-for-sale and comprise mainly investment-grade debt securities. The portfolio includes $5.7 billion of net unrealized gains that are recorded within Other comprehensive income, net of applicable taxes and other adjustments.

In calculating our future policy benefit reserves, we are required to consider the impact of net unrealized gains and losses on our available-for-sale investment securities supporting our insurance contracts as if those unrealized amounts were realized. To the extent that the realization of gains would result in a premium deficiency, an adjustment is recorded to increase future policy benefit reserves with an after-tax offset to Other comprehensive income. At December 31, 2019, the entire $5.7 billion balance of net unrealized gains on our investment securities required a related increase to future policy benefit reserves. This adjustment increased from $2.2 billion in 2018 to $5.7 billion in 2019 primarily from higher unrealized gains within the investment security portfolio supporting our insurance contracts in response to decreased market yields. See Note 3 to our consolidated financial statements for further information about our investment securities.

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

Additionally, our run-off insurance operations have approximately $0.7 billion of assets held by states or other regulatory bodies in statutorily required deposit accounts, and approximately $28.6 billion of assets held in trust accounts associated with reinsurance contracts in place between either ERAC or UFLIC as the reinsuring entity and a number of ceding insurers. Assets in these reinsurance trusts are held by an independent trustee for the benefit of the ceding insurer, and are subject to various investment guidelines as set forth in the respective reinsurance contacts.

We have studied and analyzed various options, along with several external investment advisors, to improve our investment yield subject to maintaining our ability to satisfy insurance liabilities when due, as well as considering our risk-based capital requirements, regulatory constraints, and tolerance for surplus volatility. With the expected capital contributions from GE Capital through 2024, we intend to add new asset classes to further diversify our portfolio, including private equity, senior secured loans and infrastructure debt, among others. We also hired a new Chief Investment Officer in 2018 to oversee our entire investment process and will be adding further investment managers.

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

GE 2019 FORM 10-K 39

MD&A	OTHER ITEMS

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

Reinsurance recoverables. We cede insurance risk to third-party reinsurers for a portion of our insurance contracts, primarily on long-term care insurance policies, and record receivables as we are not relieved from our primary obligation to policyholders or cedents. These receivables are estimated in a manner consistent with the future policy benefit reserves and claim reserves. Reserves ceded to reinsurers, net of allowance, were $2.4 billion and $2.3 billion at December 31, 2019 and December 31, 2018, respectively, and are included in the caption “Other GE Capital receivables” on our consolidated Statement of Financial Position.

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

GE 2019 FORM 10-K 40

MD&A	OTHER ITEMS

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

Terminations. Terminations refers to the rate at which the underlying policy is canceled due to either mortality, lapse (non-payment of premiums by a policyholder), or, in the case of long-term care insurance, benefit exhaustion. Termination rate assumptions used in estimating the present value of future policy benefit reserves are based on the results of our experience studies and reflect actuarial judgment. Lower termination rates increase, while higher termination rates decrease, the present value of expected future benefit payments.

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

2019 Premium Deficiency Testing. We annually perform premium deficiency testing in the aggregate across our run-off insurance portfolio.  We performed this year’s testing in the third quarter of 2019, consistent with our historical practice prior to 2017 when we reconstructed our claim cost curves. These procedures included updating experience studies since our last test completed in the fourth quarter of 2018, independent actuarial analysis and review of industry benchmarks. As we experienced a premium deficiency in 2018, our 2019 premium deficiency testing started with a zero margin and, accordingly, any net adverse development would result in a future charge to earnings. Using our most recent future policy benefit reserve assumptions, including changes to our assumptions related to discount rate and future premium rate increases, we identified a premium deficiency resulting in a $1.0 billion pre-tax charge to earnings in the third quarter 2019. The increase to future policy benefit reserves resulting from our 2019 testing was primarily attributable to the significant decline in market interest rates we observed this year, which has resulted in a lower discount rate and adversely impacted our reserve margin by $1.3 billion, and higher levels of projected long-term care premium rate increases due to larger rate filings by some ceding companies than previously planned, which favorably impacted our reserve margin by $0.3 billion.

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

As noted above, our observed claim experience in the period since the 2017 reconstruction of our future long-term care claim cost projections has been consistent with those projections. Based on the application of professional actuarial judgment to the factors discussed above, we have made no substantial change to our assumptions concerning morbidity, morbidity improvement, mortality, mortality improvement, or terminations in 2019.

As with all assumptions underlying our premium deficiency testing, we will continue to monitor these factors, which may result in future changes in our assumptions. See Note 12 to the consolidated financial statements for further information on the results of our 2019 premium deficiency testing.

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

GE 2019 FORM 10-K 41

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

The adverse impact on our statutory AAR arising from our revised assumptions in 2017, including the collectability of reinsurance recoverables, is expected to require GE Capital to contribute approximately $14.5 billion additional capital, to its run-off insurance operations in 2018-2024. For statutory accounting purposes, KID approved our request for a permitted accounting practice to recognize the 2017 AAR increase over a seven-year period. GE Capital provided capital contributions to its insurance subsidiaries of $2.0 billion, $1.9 billion and $3.5 billion in the first quarter of 2020, 2019 and 2018, respectively. GE Capital expects to provide further capital contributions of approximately $7 billion through 2024, subject to ongoing monitoring by KID. GE is a party to capital maintenance agreements with ERAC and UFLIC whereby GE will maintain their minimum statutory capital levels at 300% of their year-end Authorized Control Level risk-based capital requirements as defined from time to time by the NAIC.

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

GE 2019 FORM 10-K 42

MD&A	OTHER ITEMS

See Other Items - New Accounting Standards within MD&A and Notes 1 and 12 to the consolidated financial statements for further information.

NEW ACCOUNTING STANDARDS. In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. In October 2019, the FASB affirmed its decision to defer the effective date to periods beginning after December 31, 2021, with an election to adopt early. We are evaluating the effect of the standard on our consolidated financial statements and anticipate that its adoption will significantly change the accounting for measurements of our long-duration insurance liabilities. The ASU requires cash flow assumptions used in the measurement of various insurance liabilities to be reviewed at least annually and updated if actual experience or other evidence indicates previous assumptions need to be revised with any required changes recorded in earnings. Under the current accounting guidance, the discount rate is based on expected investment yields, while under the ASU the discount rate will be equivalent to the upper-medium grade (e.g., single A) fixed-income instrument yield reflecting the duration characteristics of the liability and is required to be updated in each reporting period with changes recorded in other comprehensive income. In measuring the insurance liabilities under the new standard, contracts shall not be grouped together from different issue years. These changes result in the elimination of premium deficiency testing and shadow adjustments. While we continue to evaluate the effect of the standard on our ongoing financial reporting, we anticipate that the adoption of the ASU will materially affect our financial statements. As the ASU is only applicable to the measurements of our long-duration insurance liabilities under GAAP, it will not affect the accounting for our insurance reserves or the levels of capital and surplus under statutory accounting practices.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard also applies to receivables arising from revenue transactions such as contract assets and accounts receivables, as well as reinsurance recoverables at GE Capital's run-off insurance operations and is effective for fiscal years beginning after December 15, 2019. The standard will be applied prospectively with an adjustment to retained earnings. As we finalize our process, we expect the adoption of the ASU to have an effect of approximately $0.2 billion to retained earnings.

OTHER. We own, or hold licenses to use, numerous patents. New patents are continuously being obtained through our research and development activities as existing patents expire. Patented inventions are used both within the Company and are licensed to others. GE is a trademark and service mark of General Electric Company.

Because of the diversity of our products and services, as well as the wide geographic dispersion of our production facilities, we use numerous sources for the wide variety of raw materials needed for our operations. We have not been adversely affected by our inability to obtain raw materials.

NON-GAAP FINANCIAL MEASURES. We believe that presenting non-GAAP financial measures provides management and investors useful measures to evaluate performance and trends of the total company and its businesses. This includes adjustments in recent periods to GAAP financial measures to increase period-to-period comparability following actions to strengthen our overall financial position and how we manage our business.

In addition, management recognizes that certain non-GAAP terms may be interpreted differently by other companies under different circumstances. In various sections of this report we have made reference to the following non-GAAP financial measures in describing our (1) revenues, specifically GE Industrial segment organic revenues; and GE Industrial organic revenues, (2) profit, specifically GE Industrial segment organic profit; Adjusted GE Industrial profit and profit margin; Adjusted GE Industrial organic profit and profit margin; Adjusted earnings (loss); and Adjusted earnings (loss) per share (EPS), (3) taxes, specifically GE effective tax rates, excluding GE Capital earnings; and reconciliation of U.S. federal statutory income tax rate to GE effective tax rate excluding GE Capital earnings, (4) cash flows, specifically GE Industrial free cash flows (FCF), and (5) debt balances, specifically GE Industrial net debt. The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

GE 2019 FORM 10-K 43

MD&A	NON-GAAP FINANCIAL MEASURES

GE INDUSTRIAL ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
	Revenues			Segment profit (loss)			Profit margin
(Dollars in millions)	2019	2018	V%	2019	2018	V%	2019	2018	V pts

Power (GAAP)	$18,625	$22,150	(16)%	$386	$(808)	F	2.1%	(3.6)%	5.7pts
Less: acquisitions	25	—		(1)	—
Less: business dispositions	10	2,805		(2)	237
Less: foreign currency effect	(508)	—		47	—
Power organic (Non-GAAP)	$19,098	$19,345	(1)%	$342	$(1,046)	F	1.8%	(5.4)%	7.2pts

Renewable Energy (GAAP)	$15,337	$14,288	7%	$(666)	$292	U	(4.3)%	2.0%	(6.3)pts
Less: acquisitions	3	—		6	—
Less: business dispositions	—	—		—	(2)
Less: foreign currency effect	(532)	—		60	—
Renewable Energy organic (Non-GAAP)	$15,866	$14,288	11%	$(731)	$294	U	(4.6)%	2.1%	(6.7)pts

Aviation (GAAP)	$32,875	$30,566	8%	$6,820	$6,466	5%	20.7%	21.2%	(0.5)pts
Less: acquisitions	—	—		—	—
Less: business dispositions	25	317		6	39
Less: foreign currency effect	(24)	—		30	—
Aviation organic (Non-GAAP)	$32,874	$30,250	9%	$6,784	$6,427	6%	20.6%	21.2%	(0.6)pts

Healthcare (GAAP)	$19,942	$19,784	1%	$3,896	$3,698	5%	19.5%	18.7%	0.8pts
Less: acquisitions	83	—		(19)	—
Less: business dispositions	2	235		(27)	22
Less: foreign currency effect	(359)	—		(1)	—
Healthcare organic (Non-GAAP)	$20,216	$19,549	3%	$3,944	$3,676	7%	19.5%	18.8%	0.7pts

GE Industrial segment (GAAP)	$86,778	$86,789	—%	$10,436	$9,647	8%	12.0%	11.1%	0.9pts
Less: acquisitions	111	—		(15)	—
Less: business dispositions(a)	38	3,357		(24)	295
Less: foreign currency effect(b)	(1,424)	—		136	—
GE Industrial segment organic (Non-GAAP)	$88,053	$83,432	5.5%	$10,338	$9,351	11%	11.7%	11.2%	0.5pts

(a) Dispositions impact in 2018 primarily related to our Industrial Solutions and Distributed Power businesses within our Power segment, with revenues of $1,257 million and $1,274 million, respectively, and Value-Based Care within our Healthcare segment, with revenues of $222 million.

(b) Primarily the euro, Japanese yen and Brazilian real.
We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends. We also believe presenting organic revenues* and organic profit* separately for our industrial businesses provides management and investors with useful information about the trends of our industrial businesses and enables a more direct comparison to other non-financial companies.

When comparing revenues and profit growth between periods excluding the effects of acquisitions, business dispositions and currency exchange rates, those effects are different when comparing results for different periods. Revenues and profit from acquisitions are considered inorganic from the date we complete an acquisition through the end of the fourth quarter following the acquisition and are therefore reflected as adjustments to reported revenues and profit to derive organic revenues* and organic profit* for the period following the acquisition. In subsequent periods, the revenues and profit from the acquisition become organic as these revenues and profit are included for all periods presented.

*Non-GAAP Financial Measure

GE 2019 FORM 10-K 44

MD&A	NON-GAAP FINANCIAL MEASURES

GE INDUSTRIAL ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
	Revenues			Segment profit (loss)			Profit margin
(Dollars in millions)	2018	2017	V%	2018	2017	V%	2018	2017	V pts

Power (GAAP)	$22,150	$29,426	(25)%	$(808)	$1,894	U	(3.6)%	6.4%	(10)pts
Less: acquisitions	70	9		(2)	—
Less: business dispositions	125	3,359		4	291
Less: foreign currency effect	368	—		(11)	—
Power organic (Non-GAAP)	$21,587	$26,058	(17)%	$(799)	$1,602	U	(3.7)%	6.1%	(9.8)pts

Renewable Energy (GAAP)	$14,288	$14,321	—%	$292	$728	(60)%	2.0%	5.1%	(3.1)pts
Less: acquisitions	143	80		45	1
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(75)	—		(41)	—
Renewable Energy organic (Non-GAAP)	$14,220	$14,242	—%	$288	$727	(60)%	2.0%	5.1%	(3.1)pts

Aviation (GAAP)	$30,566	$27,013	13%	$6,466	$5,370	20%	21.2%	19.9%	1.3pts
Less: acquisitions	4	2		(1)	—
Less: business dispositions	—	—		—	—
Less: foreign currency effect	28	—		(29)	—
Aviation organic (Non-GAAP)	$30,534	$27,010	13%	$6,496	$5,370	21%	21.3%	19.9%	1.4pts

Healthcare (GAAP)	$19,784	$19,017	4%	$3,698	$3,488	6%	18.7%	18.3%	0.4pts
Less: acquisitions	6	1		(4)	(2)
Less: business dispositions	13	267		(1)	123
Less: foreign currency effect	152	—		52	—
Healthcare organic (Non-GAAP)	$19,613	$18,748	5%	$3,650	$3,367	8%	18.6%	18.0%	0.6pts

GE Industrial segment (GAAP)	$86,789	$89,776	(3)%	$9,647	$11,479	(16)%	11.1%	12.8%	(1.7)pts
Less: acquisitions(a)	224	92		38	(1)
Less: business dispositions(b)	138	3,626		3	414
Less: foreign currency effect(c)	473	—		(29)	—
GE Industrial segment organic (Non-GAAP)	$85,955	$86,059	—%	$9,634	$11,066	(13)%	11.2%	12.9%	(1.7)pts

(a) Acquisition impact primarily related to LM Wind within our Renewable Energy segment, with $142 million and $80 million of revenues in 2018 and 2017, respectively.
(b) Dispositions impact in 2017 primarily related to Industrial Solutions, Distributed Power and Water businesses within our Power segment, with $1,368 million, $408 million and $1,516 million of revenues, respectively, and Value-Based Care within our Healthcare segment, with $213 million of revenues.

(c) Primarily the Brazilian real and the Euro.
We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends. We also believe presenting organic revenues* and organic profit* separately for our industrial businesses provides management and investors with useful information about the trends of our industrial businesses and enables a more direct comparison to other non-financial companies.

When comparing revenues and profit growth between periods excluding the effects of acquisitions, business dispositions and currency exchange rates, those effects are different when comparing results for different periods. Revenues and profit from acquisitions are considered inorganic from the date we complete an acquisition through the end of the fourth quarter following the acquisition and are therefore reflected as adjustments to reported revenues and profit to derive organic revenues* and organic profit* for the period following the acquisition. In subsequent periods, the revenues and profit from the acquisition become organic as these revenues and profit are included for all periods presented.

*Non-GAAP Financial Measure

GE 2019 FORM 10-K 45

MD&A	NON-GAAP FINANCIAL MEASURES

ADJUSTED GE INDUSTRIAL PROFIT AND PROFIT MARGIN (Dollars in millions)	2019	2018	2017

GE total revenues (GAAP)	$87,719	$89,038	$92,229

GE total costs and expenses (GAAP)	88,118	111,967	92,834
Less: GE interest and other financial charges	2,115	2,415	2,538
Less: non-operating benefit costs	2,828	2,740	2,409
Less: restructuring & other(a)	1,351	2,832	2,914
Less: goodwill impairments(b)	1,486	22,136	1,165
Add: noncontrolling interests	6	(130)	(280)
Adjusted GE Industrial costs (Non-GAAP)	80,343	81,714	83,527

GE other income (GAAP)	2,200	2,317	1,893
Less: unrealized gains (losses)(c)	793	—	—
Less: restructuring & other	36	(120)	(109)
Less: gains (losses) and impairments for disposed or held for sale businesses(c)	4	1,370	926
Adjusted GE other income (Non-GAAP)	1,367	1,068	1,076

GE Industrial profit (GAAP)	$1,801	$(20,612)	$1,288
GE Industrial profit margin (GAAP)	2.1%	(23.1)%	1.4%

Adjusted GE Industrial profit (Non-GAAP)	$8,743	$8,392	$9,778
Adjusted GE Industrial profit margin (Non-GAAP)	10.0%	9.4%	10.6%

(a) See the GE Corporate Items and Eliminations - Restructuring section within MD&A for further information.
(b) Related to our Renewable Energy segment in 2019, Power and Renewable Energy segments in 2018 and our Power segment in 2017. See Note 8 to the consolidated financial statements for further information.

(c) See the Corporate Items and Eliminations section within MD&A for further information.
We believe GE Industrial profit and profit margins adjusted for the items included in the above reconciliation are meaningful measures because they increase the comparability of period-to-period results.

GE INDUSTRIAL ORGANIC REVENUES (NON-GAAP) (Dollars in millions)	2019	2018	V%

GE total revenues (GAAP)	$87,719	$89,038	(1)%
Adjustments:
Less: acquisitions	111	—
Less: business dispositions(a)	45	4,233
Less: foreign currency effect(b)	(1,442)	—
GE Industrial organic revenues (Non-GAAP)	$89,004	$84,805	5%

	2018	2017	V%

GE total revenues (GAAP)	$89,038	$92,229	(3)%
Adjustments:
Less: acquisitions(c)	245	106
Less: business dispositions(d)	138	3,815
Less: foreign currency effect(e)	479	—
GE Industrial organic revenues (Non-GAAP)	$88,177	$88,308	—%

(a) Dispositions impact in 2018 primarily related to our Industrial Solutions and Distributed Power businesses within our Power segment, with revenues of $1,257 million and $1,274 million, respectively, and Value-Based Care within our Healthcare segment, with revenues of $222 million, and Current with revenues of $727 million.

(b) Primarily the euro, Japanese yen and Brazilian real.
(c) Acquisitions in 2018 primarily related to LM Wind within our Renewable Energy segment, which was acquired in 2017 and contributed $142 million in revenues.
(d) Dispositions impact in 2017 primarily related to Industrial Solutions, Distributed Power and Water businesses within our Power segment, with $1,368 million, $408 million and $1,516 million of revenues, respectively, Value-Based Care within our Healthcare segment with $213 million of revenues, and Current with $189 million of revenues.

(e) Primarily the Brazilian real and the Euro.
We believe this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends.

GE 2019 FORM 10-K 46

MD&A	NON-GAAP FINANCIAL MEASURES

ADJUSTED GE INDUSTRIAL ORGANIC PROFIT (NON-GAAP) (Dollars in millions)	2019	2018	V%

Adjusted GE Industrial profit (Non-GAAP)	$8,743	$8,392	4%
Adjustments:
Less: acquisitions	(15)	—
Less: business dispositions	(32)	284
Less: foreign currency effect	144	—
Adjusted GE Industrial organic profit (Non-GAAP)	$8,646	$8,107	7%

Adjusted GE Industrial profit margin (Non-GAAP)	10.0%	9.4%	0.6	pts
Adjusted GE Industrial organic profit margin (Non-GAAP)	9.7%	9.6%	0.1	pts

	2018	2017	V%

Adjusted GE Industrial profit (Non-GAAP)	$8,392	$9,778	(14)%
Adjustments:
Less: acquisitions	49	(19)
Less: business dispositions	(3)	420
Less: foreign currency effect	(64)	—
Adjusted GE Industrial organic profit (Non-GAAP)	$8,410	$9,377	(10)%

Adjusted GE Industrial profit margin (Non-GAAP)	9.4%	10.6%	(1.2	)pts
Adjusted GE Industrial organic profit margin (Non-GAAP)	9.5%	10.6%	(1.1	)pts

We believe this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends.

GE EFFECTIVE TAX RATES, EXCLUDING GE CAPITAL EARNINGS (NON-GAAP) (Dollars in millions)	2019	2018	2017

GE earnings (loss) from continuing operations before income taxes (GAAP)	$1,271	$(21,101)	$(5,476)
Less: GE Capital earnings (loss) from continuing operations	(530)	(489)	(6,765)
Total	$1,801	$(20,612)	$1,289

GE provision for income taxes (GAAP)	$1,309	$467	$3,493
GE effective tax rate, excluding GE Capital earnings (Non-GAAP)	72.7%	(2.3)%	271.0%

RECONCILIATION OF U.S. FEDERAL STATUTORY INCOME TAX RATE TO
GE EFFECTIVE TAX RATE EXCLUDING GE CAPITAL EARNINGS (NON-GAAP)	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	21.0%	35.0%
Reduction in rate resulting from:
Tax on global activities including exports	61.0	(5.1)	(146.9)
U.S. business credits	(6.4)	0.4	(6.4)
Goodwill impairments	16.6	(21.9)	31.1
Tax Cuts and Jobs Acts enactment	5.6	0.5	380.5
All other – net	(25.1)	2.8	(22.3)
	51.7	(23.3)	236.0
GE effective tax rate, excluding GE Capital earnings (Non-GAAP)	72.7%	(2.3)%	271.0%

We believe the GE effective tax rate, excluding GE Capital earnings*, is best analyzed in relation to GE earnings before income taxes excluding the GE Capital net earnings from continuing operations, as GE tax expense does not include taxes on GE Capital earnings. Management believes in addition to the Consolidated and GE Capital tax rates shown in Note 15 to the consolidated financial statements, this supplemental measure provides investors with useful information as it presents the GE effective tax rate that can be used in comparing the GE results to other non-financial services businesses.

*Non-GAAP Financial Measure

GE 2019 FORM 10-K 47

MD&A	NON-GAAP FINANCIAL MEASURES

ADJUSTED EARNINGS (LOSS) AND ADJUSTED EPS	2019		2018		2017
(NON-GAAP) (In millions, per-share amounts in dollars)	Earnings	EPS	Earnings	EPS	Earnings	EPS

Consolidated earnings (loss) from continuing operations attributable to GE common shareholders (GAAP)	$(44)	$(0.01)	$(21,438)	$(2.47)	$(8,689)	$(1.00)
Less: GE Capital earnings (loss) from continuing operations attributable to GE common shareholders (GAAP)	(530)	(0.06)	(489)	(0.06)	(6,765)	(0.78)
GE Industrial earnings (loss) (Non-GAAP)	486	0.06	(20,949)	(2.41)	(1,924)	(0.22)
Non-operating benefits costs (pre-tax) (GAAP)	(2,828)	(0.32)	(2,740)	(0.32)	(2,409)	(0.28)
Tax effect on non-operating benefit costs	594	0.07	575	0.07	843	0.10
Less: non-operating benefit costs (net of tax)	(2,234)	(0.26)	(2,165)	(0.25)	(1,566)	(0.18)
Gains (losses) and impairments for disposed or held for sale businesses (pre-tax)(a)	4	—	1,370	0.16	926	0.11
Tax effect on gains (losses) and impairments for disposed or held for sale businesses	34	—	(380)	(0.04)	(62)	(0.01)
Less: gains (losses) and impairments for disposed or held for sale businesses (net of tax)	39	—	990	0.11	864	0.10
Restructuring & other (pre-tax)(b)	(1,315)	(0.15)	(2,952)	(0.34)	(3,024)	(0.35)
Tax effect on restructuring & other	277	0.03	338	0.04	893	0.10
Less: restructuring & other (net of tax)	(1,039)	(0.12)	(2,614)	(0.30)	(2,131)	(0.25)
Goodwill impairments (pre-tax)(c)	(1,486)	(0.17)	(22,136)	(2.55)	(1,165)	(0.13)
Tax effect on goodwill impairments	(55)	(0.01)	(235)	(0.03)	9	—
Less: goodwill impairments (net of tax)	(1,541)	(0.18)	(22,371)	(2.57)	(1,156)	(0.13)
Unrealized gains (losses) (pre-tax)	793	0.09	—	—	—	—
Tax effect on unrealized gains (losses)	(114)	(0.01)	—	—	—	—
Less: unrealized gains (losses) (net of tax)	679	0.08	—	—	—	—
Debt extinguishment costs	(255)	(0.03)	—	—	—	—
Tax effect on debt extinguishment costs	53	0.01	—	—	—	—
Less: Debt extinguishment costs (net of tax)	(201)	(0.02)	—	—	—	—
BioPharma deal expense (pre-tax)	—	—	—	—	—	—
Tax on BioPharma deal expense	(647)	(0.07)	—	—	—	—
Less: BioPharma deal expense (net of tax)	(647)	(0.07)	—	—	—	—
Less: GE Industrial U.S. tax reform enactment adjustment	(101)	(0.01)	(38)	—	(4,905)	(0.56)
Adjusted GE Industrial earnings (loss) (Non-GAAP)	$5,531	$0.63	$5,249	$0.60	$6,970	$0.80

GE Capital earnings (loss) from continuing operations attributable to GE common shareholders (GAAP)	(530)	(0.06)	(489)	(0.06)	(6,765)	(0.78)
Insurance charges and EFS impairments (pre-tax)	(972)	(0.11)	—	—	(11,444)	(1.32)
Tax effect on insurance charges and EFS impairments	204	0.02	—	—	3,501	0.40
Less: Insurance charges and EFS impairments (net of tax)	(768)	(0.09)	—	—	(7,943)	(0.91)
Less: GE Capital U.S. tax reform enactment adjustment	99	0.01	(173)	(0.02)	206	0.02
Adjusted GE Capital earnings (loss) (Non-GAAP)	$139	$0.02	$(316)	$(0.04)	$972	$0.11

Adjusted GE Industrial earnings (loss) (Non-GAAP)	$5,531	$0.63	$5,249	$0.60	$6,970	$0.80
Add: Adjusted GE Capital earnings (loss) (Non-GAAP)	139	0.02	(316)	(0.04)	972	0.11
Adjusted earnings (loss) (Non-GAAP)	$5,671	$0.65	$4,933	$0.57	$7,942	$0.91

(a) See the Corporate Items and Eliminations section within MD&A for further information.
(b) See the GE Corporate Items and Eliminations - Restructuring section within MD&A for further information.
(c) Related to our Renewable Energy segment in 2019, Power and Renewable Energy segments in 2018 and our Power segment in 2017. See Note 8 to the consolidated financial statements for further information.

The service cost for our pension and other benefit plans are included in adjusted earnings*, which represents the ongoing cost of providing pension benefits to our employees. The components of non-operating benefit costs are mainly driven by capital allocation decisions and market performance. We believe the retained costs in Adjusted earnings* and Adjusted EPS* provides management and investors a useful measure to evaluate the performance of the total company, and increases period-to-period comparability. We also use Adjusted EPS* as a performance metric at the company level for our annual executive incentive plan for 2019. We believe presenting Adjusted Industrial earnings* and Adjusted Industrial EPS* separately for our financial services businesses also provides management and investors with useful information about the relative size of our industrial and financial services businesses in relation to the total company.

*Non-GAAP Financial Measure

GE 2019 FORM 10-K 48

MD&A	NON-GAAP FINANCIAL MEASURES

GE INDUSTRIAL FREE CASH FLOWS (FCF) (NON-GAAP) (In millions)	2019	2018	2017

GE CFOA (GAAP)	$4,614	$701	$11,479
Add: gross additions to property, plant and equipment	(2,216)	(2,234)	(3,403)
Add: gross additions to internal-use software	(274)	(306)	(423)
Less: common dividends from GE Capital	—	—	4,016
Less: GE Pension Plan funding	—	(6,000)	(1,717)
Less: taxes related to business sales	(198)	(180)	(229)
GE Industrial free cash flows (Non-GAAP)	$2,322	$4,341	$5,582

We believe investors may find it useful to compare GE's Industrial free cash flows* performance without the effects of cash used for taxes related to business sales and contributions to the GE Pension Plan. We believe this measure will better allow management and investors to evaluate the capacity of our industrial operations to generate free cash flows.

GE INDUSTRIAL NET DEBT (NON-GAAP) (In millions)	December 31, 2019	December 31, 2018

Total GE short- and long-term borrowings (GAAP)	$52,059	$62,212
Less: GE Capital short- and long-term debt assumed by GE	31,368	36,262
Add: intercompany loans from GE Capital	12,226	13,749
Total adjusted GE borrowings	$32,917	$39,700
Total pension and principal retiree benefit plan liabilities (pre-tax)(a)	27,773	26,836
Less: taxes at 21%	5,832	5,636
Total pension and principal retiree benefit plan liabilities (net of tax)	$21,941	$21,200
GE operating lease liabilities	3,369	3,868
GE preferred stock	5,738	5,573
Less: 50% of GE preferred stock	2,869	2,787
50% of preferred stock	$2,869	$2,787
Deduction for total GE cash, cash equivalents and restricted cash	(17,613)	(16,632)
Less: 25% of GE cash, cash equivalents and restricted cash	(4,403)	(4,158)
Deduction for 75% of GE cash, cash equivalents and restricted cash	$(13,210)	$(12,474)
Total GE Industrial net debt (Non-GAAP)	$47,886	$55,081

(a) Represents the total net deficit status of principal pension plans, other pension plans and retiree benefit plans. See Note 13 to the consolidated financial statements for further information.
In this document we use GE Industrial net debt*, which is calculated based on rating agency methodologies. We are including the calculation of GE industrial net debt* to provide investors more clarity regarding how the credit rating agencies measure GE Industrial leverage.

OTHER FINANCIAL DATA

General Electric Company (In millions; per-share amounts in dollars)	2019	2018	2017	2016	2015

Revenues	$95,214	$97,012	$99,279	$103,297	$94,494
Earnings (loss) from continuing operations attributable to the Company	416	(20,991)	(8,253)	7,454	(7)
Earnings (loss) from discontinued operations, net of taxes, attributable to the Company	(5,395)	(1,364)	(231)	47	(5,068)
Net earnings (loss) attributable to the Company	(4,979)	(22,355)	(8,484)	7,500	(5,074)
Dividends declared	810	3,669	7,741	9,054	9,161
Preferred stocks dividends	460	447	436	656	18
Per common share:
Earnings (loss) from continuing operations – diluted	$(0.01)	$(2.47)	$(1.00)	$0.74	$(0.13)
Earnings (loss) from discontinued operations – diluted	(0.62)	(0.16)	(0.03)	—	(0.51)
Net earnings (loss) – diluted	(0.62)	(2.62)	(1.03)	0.75	(0.64)
Earnings (loss) from continuing operations – basic	(0.01)	(2.47)	(1.00)	0.75	(0.13)
Earnings (loss) from discontinued operations – basic	(0.62)	(0.16)	(0.03)	0.01	(0.51)
Net earnings (loss) – basic	(0.62)	(2.62)	(1.03)	0.76	(0.64)
Dividends declared	0.04	0.37	0.84	0.93	0.92
Total assets	266,048	311,072	371,099	361,014	491,109
Short-term borrowings	22,072	12,776	23,087	30,519	49,540
Non-recourse borrowings of consolidated securitization entities	1,655	1,875	1,980	417	3,083
Long-term borrowings	67,155	88,949	102,263	105,192	144,594

*Non-GAAP Financial Measure

GE 2019 FORM 10-K 49

OTHER FINANCIAL DATA

FIVE-YEAR PERFORMANCE GRAPH

The annual changes for the five-year period shown in the above graph are based on the assumption that $100 had been invested in General Electric common stock, the Standard & Poor’s 500 Stock Index (S&P 500) and the Dow Jones Industrial Average (DJIA) on December 31, 2014, and that all quarterly dividends were reinvested. The cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31 for each year indicated.

With respect to “Market Information,” in the United States, General Electric common stock is listed on the New York Stock Exchange under the ticker symbol "GE" (its principal market). General Electric common stock is also listed on the London Stock Exchange, Euronext Paris, the SIX Swiss Exchange and the Frankfurt Stock Exchange.

As of January 31, 2020, there were approximately 379,000 shareholder accounts of record.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS. GE did not repurchase any equity securities during the three months ended December 31, 2019, and no repurchase program has been authorized.

RISK FACTORS
The following discussion of risk factors contains "forward-looking statements," as discussed in the Forward-Looking Statements section. These risk factors may be important to understanding any statement in this Form 10-K report or elsewhere. The risks described below should not be considered a complete list of potential risks that we may face. The following information should be read in conjunction with the MD&A section and the consolidated financial statements and related notes. The risks we describe in this Form 10-K report or in our other SEC filings could have a material adverse effect on our business, reputation, financial position and results of operations, and they could cause our future results to be materially different than we presently anticipate.

STRATEGIC RISKS. Strategic risk relates to the Company's future business plans and strategies, including the risks associated with: the global macro-environment; our portfolio of businesses and capital allocation decisions; dispositions, acquisitions, joint ventures and restructuring activity; competitive threats, the demand for our products and services and the success of our investments in technology and innovation; intellectual property; and other risks.

Global macro-environment - Our growth is subject to global economic, political and geopolitical risks. We operate in virtually every part of the world, serve customers in over 170 countries and received 59% of our revenues for 2019 from outside the United States. Our operations and the execution of our business plans and strategies are subject to the effects of global economic trends, competition and geopolitical risks and demand or supply shocks from war, natural disaster, a health pandemic or other events. They are also affected by local and regional economic environments and policies in the U.S. and other markets that we serve, including interest rates, monetary policy, inflation, economic growth, recession, commodity prices, currency volatility, currency controls or other limitations on the ability to expatriate cash, debt levels and actual or anticipated defaults on sovereign debt. For example, changes in local economic conditions or outlooks, such as lower rates of investment or economic growth in China, Europe or other key markets, affect the demand for or profitability of our products and services outside the U.S., and the impact on the Company could be significant given the extent of our activities outside the United States. Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward multinational companies and resulting changes to trade, tax or other laws and policies (including tariffs) have been and may continue to be disruptive and costly to our businesses, and can interfere with our global operating model, supply chain, production costs, customer relationships and competitive position. Further escalation of specific trade tensions, such as those between the U.S. and China, or in global trade conflict more broadly could lead to a significant deterioration of global growth, and related decreases in confidence or investment activity in the global markets would adversely affect our business performance. We also do business in many emerging market jurisdictions where economic, political and legal risks are heightened. While some types of these economic risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful.

GE 2019 FORM 10-K 50

RISK FACTORS

Portfolio strategy execution - Our success depends on achieving our strategic and financial objectives, including through dispositions. We are pursuing a variety of dispositions, including the planned sale of our BioPharma business within our Healthcare segment and exiting our remaining equity ownership position in Baker Hughes. The proceeds that we expect to receive from such actions are an important source of cash flow for the Company as part of our strategic and financial planning. As we seek to sell certain businesses, equity interests or assets, we may encounter difficulty in finding buyers, managing interdependencies across multiple transactions and other Company initiatives or implementing separation plans, which could delay or prevent the accomplishment of our strategic and financial objectives, including our goal of reducing the Company’s leverage to targeted levels over time. In particular, some of the disposition strategies that we are considering or may consider depend on favorable conditions in the capital markets or private acquisition financing markets for execution, and declines in the values of equity interests (such as our remaining interest in Baker Hughes) or other assets that we sell can diminish the cash proceeds that we realize. We may dispose of businesses or assets at a price or on terms that are less favorable than we had anticipated, or with purchase price adjustments or the exclusion of assets or liabilities that must be divested, managed or run off separately. We are also subject to limitations in the form of regulatory or governmental approvals that may prevent certain prospective purchasers from completing transactions with us or delay us from executing transactions on our preferred timeline, or arising from our debt or other contractual obligations that limit our ability to complete certain business or asset dispositions. Moreover, recent and planned dispositions have the effects of reducing the Company’s cash flow and earnings capacity, resulting in a less diversified portfolio of businesses and increasing our dependency on remaining businesses for our financial results from ongoing operations. Executing on these transactions can divert senior management time and resources from other pursuits. Dispositions or other business separations also often involve continued financial involvement in the divested business, such as through continuing equity ownership, retained assets or liabilities, transition services agreements, commercial agreements, guarantees, indemnities or other current or contingent financial obligations or liabilities. Under these arrangements, performance by the divested businesses or other conditions outside our control could materially affect our future financial results.

With respect to acquisitions, joint ventures and business integrations, we may not achieve expected returns and other benefits as a result of changes in strategy or separation/integration challenges related to personnel, IT systems or other factors. In addition, in connection with acquisitions over time, we have recorded significant goodwill and other intangible assets on our balance sheet, and if we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets. We also participate in a number of joint ventures with other companies or government enterprises in various markets around the world, including joint ventures where we have a lesser degree of control over the business operations, which may expose us to additional operational, financial, legal or compliance risks.

Competitive environment - We are dependent on the maintenance of existing product lines and service relationships, market acceptance of new product and service introductions and technology and innovation leadership for revenue and earnings growth. The markets in which we operate are highly competitive in terms of pricing, product and service quality, product development and introduction time, customer service, financing terms and shifts in market demand, and competitors are increasingly offering services for our installed base. Our long-term operating results and competitive position depend substantially upon our ability to continually develop, introduce, and market new and innovative products, services and platforms, to modify existing products and services, to customize products and services, to increase our productivity as we perform on long-term service agreements, and to anticipate and respond to market and technological changes driven by trends such as increased digitization or automation or by developments such as climate change that present both risks and opportunities for our businesses. A failure to appropriately plan for future customer demand and industry trends may adversely affect our delivery of products, services and outcomes in line with our projected financial performance or cost estimates, and ultimately may result in excess costs, build-up of inventory that becomes obsolete, lower profit margins and an erosion of our competitive position. For example, the significant decreases in recent years in the levelized cost of renewable sources of power generation (such as wind and solar), along with ongoing changes in investor and consumer preferences and considerations related to climate change, affect the demand for and the competitiveness of our products and services related to fossil fuel-based power generation and further changes over time could have a material adverse effect on the performance of those businesses and our consolidated results. These trends and the relative competitiveness of different types of product and service offerings will continue to be impacted in ways that are uncertain by factors such as the pace of technological developments and related cost considerations, the levels of economic growth in different markets around the world and the adoption of climate change-related policies (such as carbon taxes, cap and trade regimes, increased efficiency standards or incentives or mandates for particular types of energy) at the national and sub-national levels or by private actors.

Our businesses are also subject to technological change and require us to continually attract and retain skilled talent. The introduction of innovative and disruptive technologies in the markets in which we operate also poses risks in the form of new competitors (including new entrants from outside our traditional industries), market consolidation, substitutions of existing products, services or solutions, niche players, new business models and competitors that are faster to market with new or more cost-effective products or services. Because the research and development cycle involved in bringing products in our businesses to market is often lengthy, it is inherently difficult to predict the economic conditions and competitive dynamics that will exist when any new product is complete, and our investments may generate weaker returns than we anticipated at the outset. Our capacity to invest in research and development efforts to pursue advancement in a wide range of technologies, products and services also depends on the financial resources that we have available for such investment relative to other capital allocation priorities, and under-investment could lead to the loss of sales of our products and services. The amounts that we do invest in research and development divert resources from other potential investments in our businesses, and our efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings.

GE 2019 FORM 10-K 51

RISK FACTORS

Restructuring & personnel - We have been undertaking extensive cost reduction and restructuring efforts; these efforts may have adverse effects on our operations, employee retention, results and reputation and may not achieve the expected benefits. We continue undertaking restructuring actions that include workforce reductions, global facility consolidations and other cost reduction initiatives. These actions are a central component of our ongoing efforts to improve operational and financial performance. The extent of change across our organizational structure, senior leadership, culture, functional alignment, outsourcing and other areas poses risks in the form of personnel capacity constraints and institutional knowledge loss that could lead to missed performance or financial targets, loss of key personnel and harm to our reputation. The risk of capacity constraints is also heightened with the number of interdependent and transformational business portfolio and internal actions that we have been undertaking during a period of significant restructuring and cost reduction across the Company. Moreover, if we do not successfully manage our restructuring and other transformational activities, the anticipated operational improvements, efficiencies and other benefits might be delayed or not realized, and our operations and business could be disrupted. Risks associated with these actions include unforeseen delays in implementation of workforce reductions, additional unexpected costs, adverse effects on employee morale, loss of key employees or other retention issues, inability to attract and hire talented professionals or the failure to meet operational targets due to the loss of employees or work stoppages, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business or reputation and have an adverse effect on our competitive position or financial performance.

Intellectual property - Our intellectual property portfolio may not prevent competitors from independently developing products and services similar to or duplicative to ours, and the value of our intellectual property may be negatively impacted by external dependencies. Our patents and other intellectual property may not prevent competitors from independently developing or selling products and services similar to or duplicative of ours, and there can be no assurance that the resources invested by us to protect our intellectual property will be sufficient or that our intellectual property portfolio will adequately deter misappropriation or improper use of our technology. Trademark licenses of the GE brand in connection with dispositions may negatively impact the overall value of the brand in the future. As a result of increased numbers of employee exits due to restructuring activities or otherwise, we also face heightened risks related to the loss or unauthorized use of the Company’s intellectual property or other protected data. We also face competition in some countries where we have not invested in an intellectual property portfolio. If we are not able to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected. We also face attempts to gain unauthorized access to our IT systems or products for the purpose of improperly acquiring our trade secrets or confidential business information. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position and the value of our investment in research and development. In addition, we are subject to the enforcement of patents or other intellectual property by third parties, including aggressive and opportunistic enforcement claims by non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming. If GE is found to infringe any third-party rights, we could be required to pay substantial damages or we could be enjoined from offering some of our products and services. The value of, or our ability to use, our intellectual property may also be negatively impacted by dependencies on third parties, such as our ability to obtain or renew on reasonable terms licenses that we need in the future, or our ability to secure or retain ownership or rights to use data in certain software analytics or services offerings.

OPERATIONAL RISKS. Operational risk relates to risks arising from systems, processes, people and external events that affect the operation of our businesses. It includes risks related to product and service lifecycle and execution; product safety and performance; information management and data protection and security, including cybersecurity; and supply chain and business disruption.

Operational execution - Operational challenges could have a material adverse effect on our business, reputation, financial position and results of operations. The Company’s financial results depend on the successful execution of our businesses’ operating plans across all steps of the product and service lifecycle. For example, we continue working to improve the operations and execution of our Power and Renewable Energy businesses, and our ability to effect the desired operational turnarounds will be a significant factor in determining the financial performance of the Company as a whole. In addition, we have dependency on the continued strength and successful operating plan execution of our other businesses, particularly Aviation, during this period of operational improvement. Operational failures that result in quality problems or potential product, environmental, health or safety risks, could have a material adverse effect on our business, reputation, financial position and results of operations. In addition, a portion of our business, particularly within our Power and Renewable Energy businesses, involves large projects where we take on, or are members of a consortium responsible for, the full scope of engineering, procurement, construction or other services. These types of projects often pose unique risks related to their location, scale, complexity, duration and pricing or payment structure. Performance issues or schedule delays can arise due to inadequate technical expertise, unanticipated project modifications, developments at project sites, environmental, health and safety issues, execution by or coordination with suppliers, subcontractors or consortium partners, financial difficulties of our customers or significant partners or compliance with government regulations, and these can lead to cost overruns, contractual penalties, liquidated damages and other adverse consequences. Where GE is a member of a consortium, we are typically subject to claims based on joint and several liability, and claims can extend to aspects of the project or costs that are not directly related or limited to GE’s scope of work. Operational, quality or other issues at large projects, or across our projects portfolio more broadly, can adversely affect GE’s business, reputation or results of operations.

GE 2019 FORM 10-K 52

RISK FACTORS

Product safety - Our products and services are highly sophisticated and specialized, and a major failure or similar event affecting our products or third-party products with which our products are integrated can adversely affect our business, reputation, financial position and results of operations. We produce highly sophisticated products and provide specialized services for both our own and third-party products that incorporate or use complex or leading-edge technology, including both hardware and software. Many of our products and services involve complex industrial machinery or infrastructure projects, such as commercial jet engines, gas turbines, onshore and offshore wind turbines or nuclear power generation, and accordingly the impact of a catastrophic product failure or similar event could be significant. In particular, actual or perceived design or production issues related to new product introductions or relatively new product lines can result in significant reputational harm to our businesses, in addition to direct warranty, maintenance and other costs that may arise. A significant product issue resulting in injuries or death, widespread outages, a fleet grounding or similar systemic consequences could have a material adverse effect on our business, reputation, financial position and results of operations. We may also incur increased costs, delayed payments or lost equipment or services revenue in connection with a significant issue with a third party’s product with which our products are integrated. For example, the LEAP-1B engine that our Aviation business develops, produces and sells through CFM is the exclusive engine for the Boeing 737 MAX, which has been subject to a global fleet grounding since March 2019 following two fatal crashes that were unrelated to the LEAP engine. The 737 MAX grounding had an adverse effect on GE CFOA in 2019, and uncertainties related to the timing for the 737 MAX return to service and future engine production rates pose material risk for our Aviation business and GE’s overall financial outlook and results. For further information regarding the effect of the 737 MAX grounding on GE CFOA, see the Aviation and GECAS 737 MAX section in Consolidated Results within MD&A. While we have built operational processes to ensure that our product design, manufacture, performance and servicing meet rigorous quality standards, there can be no assurance that we or our customers or other third parties will not experience operational process or product failures and other problems, including through manufacturing or design defects, process or other failures of contractors or third-party suppliers, cyber-attacks or other intentional acts, that could result in potential product, safety, quality, regulatory or environmental risks.

Cybersecurity - Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime pose a risk to our systems, networks, products, solutions, services and data. Increased global cybersecurity vulnerabilities, threats, computer viruses and more sophisticated and targeted cyber-related attacks, as well as cybersecurity failures resulting from human error and technological errors, pose a risk to the security of GE's and its customers', partners', suppliers' and third-party service providers' infrastructure, products, systems and networks and the confidentiality, availability and integrity of GE's and its customers' data. As the perpetrators of such attacks become more capable (including sophisticated state or state-affiliated actors), and as critical infrastructure is increasingly becoming digitized, the risks in this area continue to grow. While we attempt to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, we remain vulnerable to known or unknown threats, and there is no assurance that the impact from such threats will not be material. In addition to existing risks, the adoption of new technologies in the future may also increase our exposure to cybersecurity breaches and failures. We also have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations or customer-imposed controls. Despite our use of reasonable and appropriate controls to protect our systems and sensitive, confidential or personal data or information, we have vulnerability to security breaches, theft, misplaced, lost or corrupted data, programming errors, employee errors and/or malfeasance (including misappropriation by departing employees) that could potentially lead to material compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. Data privacy and protection laws are evolving, can vary significantly by country and present increasing compliance challenges, which increase our costs, affect our competitiveness and can expose us to substantial fines or other penalties. In addition, a significant cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action.

Supply chain - Significant raw material shortages, supplier capacity constraints, supplier or customer production disruptions, supplier quality and sourcing issues or price increases can increase our operating costs and adversely impact the competitive positions of our products. Our reliance on third-party suppliers, contract manufacturers and service providers, and commodity markets to secure raw materials, parts, components and sub-systems used in our products exposes us to volatility in the prices and availability of these materials, parts, components, systems and services. As our supply chains extend into many different countries and regions around the world, we are also subject to global economic and geopolitical dynamics and risks associated with exporting components manufactured in particular countries for incorporation into finished products completed in other countries. In addition, some of our suppliers or their sub-suppliers are limited- or sole-source suppliers. We also have internal dependencies on certain key GE manufacturing or other facilities. Disruptions in deliveries from a key GE facility or from our third-party suppliers, contract manufacturers or outsourced or other service providers, capacity constraints, production disruptions up- or down-stream, price increases, or decreased availability of raw materials or commodities, including as a result of war, natural disaster, health pandemic or other business continuity events, adversely affect our operations and, depending on the length and severity of the disruption, can limit our ability to meet our commitments to customers or significantly impact our operating profit or cash flows. For example, we are monitoring the impact across our businesses of the recent coronavirus outbreak, which has already caused disruption to production facilities and activities in China, and the severity of the operational and financial impact will depend on how long and widespread the disruption proves to be. Quality, capability, compliance and sourcing issues experienced by third-party providers can also adversely affect our costs, margin rates and the quality and effectiveness of our products and services and result in liability and reputational harm. In addition, while we require our suppliers to implement and maintain reasonable and appropriate controls to protect information we provide to them, they may be the victim of a cyber-related attack that could lead to the compromise of the Company’s intellectual property, personal data or other confidential information, or to production downtimes and operational disruptions that could have an adverse effect on our ability to meet our commitments to customers.

GE 2019 FORM 10-K 53

RISK FACTORS

FINANCIAL RISKS. Financial risk relates to our ability to meet financial obligations and mitigate exposure to broad market risks, including funding and liquidity risks, such as risk related to our credit ratings and our availability and cost of funding; credit risk; and volatility in foreign currency exchange rates, interest rates and commodity prices. Liquidity risk refers to the potential inability to meet contractual or contingent financial obligations (whether on- or off-balance sheet) as they arise, and could potentially impact an institution's financial condition or overall safety and soundness. Credit risk is the risk of financial loss arising from a customer or counterparty failure to meet its contractual obligations, and we face credit risk arising from both our industrial businesses and from GE Capital.

Leverage & borrowings - Our indebtedness levels could limit the flexibility of our businesses, and we could face further constraints as a result of failing to decrease our leverage over time, further downgrades of our credit ratings or adverse market conditions.  Our ability to decrease our leverage as planned is dependent on the proceeds that we generate from business and asset dispositions, as well as our cash flows from operations. De-leveraging and servicing our debt will require a significant amount of cash, and if we are unable to generate cash flows in accordance with our plans we may be required to adopt one or more alternatives such as increasing borrowing under credit lines, further reducing or delaying investments or capital expenditures, selling other businesses or assets, refinancing debt or raising additional equity capital. In particular, we have significant pension and run-off insurance liabilities that are sensitive to numerous factors and assumptions that we use in our pension liability, GAAP insurance reserve and insurance statutory calculations. For example, the impact of low or declining market interest rates on the discount rates that we use to calculate these long-term liabilities (holding other variables constant) can adversely affect our earnings and cash flows, as well as the pace of progress toward our leverage goals for GE and for GE Capital. Lower than expected disposition proceeds or cash generation by our businesses over time could also adversely affect our progress toward our leverage goals. Our indebtedness could put us at a competitive disadvantage compared to competitors with lower debt levels that may have greater financial flexibility to secure additional funding for their operations, pursue strategic acquisitions, finance long-term projects or take other actions. Continuing to have substantial indebtedness could also have the consequence of increasing our vulnerability to general economic conditions, such as slowing economic growth or recession. It could also increase our vulnerability to adverse industry-specific conditions or to increases in the capital or liquidity needs at the GE or GE Capital levels, and it could limit our flexibility in planning for, or reacting to, changes in the economy and the industries in which we compete.

In addition, our existing levels of indebtedness may impair our ability to obtain additional debt financing on favorable terms in the future, particularly if coupled with further downgrades of our credit ratings or a deterioration of capital markets conditions more generally. External conditions in the financial and credit markets may limit the availability of funding at particular times or increase the cost of funding, which could adversely affect our business, financial position and results of operations. Factors that may affect the availability of funding or cause an increase in our funding costs include market disruptions arising in the United States, Europe, China, emerging markets or other markets, currency movements or other factors.

Liquidity - Failure to meet our cash flow targets, or additional credit downgrades, could adversely affect our liquidity, funding costs and related margins. We rely on cash from operations and proceeds from business and asset dispositions, as well as access to the short- and long-term debt markets, to fund our operations, maintain a contingency buffer of liquidity and meet our financial obligations and capital allocation priorities. If we do not meet our cash flow objectives, through both improved cash performance in our businesses or successful execution of business and asset dispositions, our financial condition could be adversely affected. Our access to the debt markets, and to the commercial paper markets in particular, depends on our credit ratings. As a result of ratings actions by Moody’s, S&P and Fitch in 2018, GE transitioned to a tier-2 commercial paper issuer, which reduced our borrowing capacity in the commercial paper markets that we historically relied on significantly to fund our operations on an intra-quarter basis. To accommodate GE’s short-term liquidity needs, we have been increasing utilization of our revolving credit facilities as a substitute for commercial paper borrowings, which results in an overall increase to our cost of funds.

GE 2019 FORM 10-K 54

RISK FACTORS

There can also be no assurance that we will not face additional credit downgrades as a result of factors such as our progress in decreasing our leverage, the performance of our businesses, the failure to execute on dispositions or changes in rating application or methodology. Future downgrades could further adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets, and a significant downgrade could have an adverse commercial impact on our industrial businesses. For example, if our short-term credit ratings were to fall below A-2/P-2/F2, it is possible that we would lose all or part of our access to the tier-2 commercial paper markets, and therefore our borrowing capacity in the commercial paper markets would likely be further reduced. Further, we have relied, and may continue to rely, on securitization programs to provide alternative funding for sales of GE receivables to third-party investors. If any of our short-term credit ratings were to fall below A-2/P-2/F2, the timing or amount of liquidity generated by these programs could be adversely affected. In addition, in certain securitization transactions where we provide servicing for third-party investors, we are contractually permitted to commingle cash collected from customers on financing receivables sold or pledged to third-party investors with our own cash prior to making required payments to third-party investors, provided our short-term credit rating does not fall below A-2/P-2/F2. In the event our ratings were to fall below such levels, we would be required to segregate certain of these cash collections owed to third-party investors into restricted bank accounts and would lose the short-term liquidity benefit of commingling with respect to such collections. In addition, under various debt and derivative instruments, guarantees and covenants, we could be required to post additional capital or collateral in the event of a ratings downgrade, which would increase the impact of a ratings downgrade on our liquidity and capital position. Swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the credit ratings of the applicable GE entity were to fall below specified ratings levels agreed upon with the counterparty, primarily BBB/Baa2. For additional discussion about our current credit ratings and related considerations, refer to the Capital Resources and Liquidity - Credit Ratings and Conditions section within MD&A.

Economy, customers & counterparties - Deterioration in conditions in the global economy, the major industries we serve or the financial markets, or in the soundness of financial institutions, governments or customers we deal with, can adversely affect our business and results of operations. The business and operating results of our industrial businesses have been, and will continue to be, affected by worldwide economic conditions, including conditions in the air transportation, power generation, renewable energy, healthcare and other industries we serve. Existing or potential customers may delay or cancel plans to purchase our products and services, including large infrastructure projects, and may not be able to fulfill their obligations to us in a timely fashion as a result of business deterioration, cash flow shortages or difficulty obtaining financing for particular projects or due to macroeconomic conditions, geopolitical disruptions, changes in law or other challenges affecting the strength of the global economy. The airline industry, for example, is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and international economies. An extended disruption of regional or international travel, such as a disruption in connection with a terrorist incident, health pandemic or recessionary economic environment that results in the loss of business and leisure traffic, could have a material adverse effect on our airline customers, the viability of their business and their demand for our products and services. Such effects would be particularly significant for GE in the current environment, in which we have dependency on the continued strength of our Aviation business as we execute on planned dispositions and continue working to improve the operations and execution of other GE businesses. Secular, cyclical and competitive pressures facing customers across our energy businesses can also have a significant impact on the operating results and outlooks for our businesses. These include pressures such as lower demand in our Power business than in the past as a result of increased cost competitiveness and market penetration by renewable sources of power generation; the effects of changes in production or other tax credits for wind energy projects, and significant price competition among wind equipment manufacturers and consolidation in the industry; and shifts in the availability of financing for certain types of projects as investors, governments, regulators and other market participants develop plans for addressing climate change. In particular, our ability to effect an operational turnaround in our Power business will be more challenging to the extent that markets for our products and services remain lower for longer than expected. Further, our vendors may experience similar conditions, which may impact their ability to fulfill their obligations to us. We also at times face greater challenges collecting on receivables with customers that are sovereign governments or located in emerging markets. If there is significant deterioration in the global economy, our results of operations, financial position and cash flows could be materially adversely affected.

GE 2019 FORM 10-K 55

RISK FACTORS

GE Capital - A smaller GE Capital continues to have exposure to insurance, credit and other risks and, in the event of future adverse developments, may not be able to meet its business and financial objectives without further actions at GE Capital or additional capital contributions by GE. To fund the statutory capital contributions that it expects to make to its insurance subsidiaries over the next several years, as well as to meet its debt maturities and other obligations, GE Capital expects to rely on its existing liquidity, cash generated from asset reductions, cash flows from its businesses, GE repayments of intercompany loans and capital contributions from GE. However, as GE Capital’s excess liquidity from past disposition proceeds runs off, and as its future earnings are reduced as a result of business and asset sales, there is a risk that future adverse developments could cause liquidity or funding stress for GE Capital. For example, it is possible that future requirements for capital contributions to the insurance subsidiaries will be greater than currently estimated or could be accelerated by regulators. Our annual testing of insurance reserves is subject to a variety of assumptions, including assumptions about the discount rate (which is sensitive to changes in market interest rates), morbidity, mortality and future long-term care premium increases. Any future adverse changes to these assumptions (to the extent not offset by any favorable changes to these assumptions) could result in an increase to future policy benefit reserves and, potentially, to the amount of capital we are required to contribute to the insurance subsidiaries (as discussed in the Other Items - Insurance section within MD&A). We also anticipate that the new insurance accounting standard scheduled to be effective after 2021 (as discussed in the Other Items - New Accounting Standards section within MD&A) will significantly change the accounting for measurements of our long-duration insurance liabilities under GAAP and will materially affect our financial statements. In addition, we continue to evaluate strategic options to accelerate the further reduction in the size of GE Capital. Some of these options could have a material financial charge depending on the timing, negotiated terms and conditions of any ultimate arrangements. It is also possible that contingent liabilities and loss estimates from GE Capital’s continuing or discontinued operations (see the Other Consolidated Information - Discontinued Operations section within MD&A) will need to be recognized or increase in the future and will become payable. If GE Capital's credit ratings are downgraded because of inadequate increases in its capital levels over time, changes in rating application or methodology or other factors, GE Capital may also face increased interest costs and limitations on its ability to access external funding in the future.

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

Postretirement benefit plans - Increases in pension and healthcare benefits obligations and costs can adversely affect our earnings, cash flows and progress toward our leverage goals. Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. GAAP requires that we calculate income or expense for the plans using actuarial valuations, which reflect assumptions about financial markets, interest rates and other economic conditions such as the discount rate and the expected long-term rate of return on plan assets. We are also required to make an annual measurement of plan assets and liabilities, which may result in a significant reduction or increase to equity. The factors that impact our pension calculations are subject to changes in key economic indicators, and future decreases in the discount rate or low returns on plan assets can increase our funding obligations and adversely impact our financial results. In addition, although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash we would be required to contribute to pension plans under ERISA. Failure to achieve expected returns on plan assets driven by various factors, which could include a continued environment of low interest rates or sustained market volatility, could also result in an increase to the amount of cash we would be required to contribute to pension plans. In addition, there may be upward pressure on the cost of providing healthcare benefits to current employees and retirees. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce our profitability. For a discussion regarding how our financial statements have been and can be affected by our pension and healthcare benefit obligations, see the Other Consolidated Information - Postretirement Benefit Plans and the Critical Accounting Estimates - Pension Assumptions sections within MD&A and Note 13 to the consolidated financial statements.

GE 2019 FORM 10-K 56

RISK FACTORS

LEGAL & COMPLIANCE RISKS. Legal and compliance risk relates to risks arising from the government and regulatory environment and action and from legal proceedings and compliance with integrity policies and procedures, including those relating to financial reporting and environmental, health and safety matters. Government and regulatory risk includes the risk that the government or regulatory actions will impose additional cost on us or require us to make adverse changes to our business models or practices.

Regulatory - We are subject to a wide variety of laws, regulations and government policies that may change in significant ways. Our businesses are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies. There can be no assurance that laws, regulations and policies will not be changed in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. In particular, recent trends globally toward increased protectionism, import and export controls and the use of tariffs and other trade barriers can result in actions by governments around the world that have been and may continue to be disruptive and costly to our businesses, and can interfere with our global operating model and weaken our competitive position. Other legislative and regulatory areas of significance for our businesses that U.S. and non-U.S. governments have focused and continue to focus on include cybersecurity, data privacy and sovereignty, improper payments, competition law, compliance with complex economic sanctions, climate change and greenhouse gas emissions, foreign exchange intervention in response to currency volatility and currency controls that could restrict the movement of liquidity from particular jurisdictions. Potential further changes to tax laws, including additional guidance concerning the enactment of the recent U.S. tax reform, may have an effect on GE's, GE Capital's or other regulated subsidiaries' structure, operations, sales, liquidity, capital requirements, effective tax rate and performance. For example, legislative or regulatory measures by states or non-U.S. governments in response to the recent U.S. federal tax reform or otherwise, or rules, interpretations or audits under the new or existing tax laws, could increase our costs or tax rate. In addition, efforts by public and private sectors to control healthcare costs may lead to lower reimbursements and increased utilization controls related to the use of our products by healthcare providers. Regulation or government scrutiny may impact the requirements for marketing our products and slow our ability to introduce new products, resulting in an adverse impact on our business. Furthermore, we have been, and expect to continue, participating in U.S. and international governmental programs, which require us to comply with strict governmental regulations. Inability to comply with these regulations could adversely affect our status in these projects and could have collateral consequences such as debarment. Debarment, depending on the entity involved and length of time, can limit our ability to participate in other projects involving multilateral development banks and adversely affect our results of operations, financial position and cash flows.

Legal proceedings - We are subject to legal proceedings, investigations and legal compliance risks, including trailing liabilities from businesses that we dispose of or that are inactive. We are subject to a variety of legal proceedings, legal compliance risks and environmental, health and safety compliance risks in virtually every part of the world. We, our representatives, and the industries in which we operate are subject to continuing scrutiny by regulators, other governmental authorities and private sector entities or individuals in the U.S., the European Union, China and other jurisdictions, which have led or may, in certain circumstances, lead to enforcement actions, adverse changes to our business practices, fines and penalties, required remedial actions such as contaminated site clean-up or the assertion of private litigation claims, and damages that could be material. For example, following our acquisition of Alstom's Thermal, Renewables and Grid businesses in 2015, we are subject to legacy legal proceedings and legal compliance risks that relate to claimed anti-competitive conduct or improper payments by Alstom in the pre-acquisition period, and payments for settlements, judgments, penalties or other liabilities in connection with those matters will result in cash outflows. In addition, since late 2017 we have been subject to a range of shareholder lawsuits and inquiries from governmental authorities related to the Company's financial performance, accounting and disclosure practices and related matters. We have observed that these proceedings related to claims about past financial performance and reporting pose particular reputational risks for the Company that can cause new allegations about past or current misconduct, even if unfounded, to have a more significant impact on our reputation and how we are viewed by investors, customers and others than they otherwise would. We have established reserves for legal matters when and as appropriate; however, the estimation of legal reserves or possible losses involves significant judgment and may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations, and the actual losses arising from particular matters may exceed our current estimates and adversely affect our results of operations. While we believe that we have adopted appropriate risk management and compliance programs, the global and diverse nature of our operations and the current enforcement environment mean that legal and compliance risks will continue to exist with respect to our operations, and we are also subject to material trailing legal liabilities from businesses that we dispose of or that are inactive. We also expect that additional legal proceedings and other contingencies will arise from time to time. Moreover, we sell products and services in growth markets where claims arising from alleged violations of law, product failures or other incidents involving our products and services are adjudicated within legal systems that are less developed and less reliable than those of the U.S. or other more developed markets, and this can create additional uncertainty about the outcome of proceedings before courts or other governmental bodies in such markets. See Note 23 to the consolidated financial statements for further information about legal proceedings and other loss contingencies.

LEGAL PROCEEDINGS
Refer to Legal Matters and Environmental, Health and Safety Matters in Note 23 to the consolidated financial statements for information relating to legal proceedings.

GE 2019 FORM 10-K 57

REPORTS

MANAGEMENT AND AUDITOR’S REPORTS
MANAGEMENT’S DISCUSSION OF FINANCIAL RESPONSIBILITY. Management is responsible for the preparation of the consolidated financial statements and related information that are presented in this report. The consolidated financial statements, which include amounts based on management’s estimates and judgments, have been prepared in conformity with U.S generally accepted accounting principles.

The Company designs and maintains accounting and internal control systems to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, and that the financial records are reliable for preparing consolidated financial statements and maintaining accountability for assets. These systems are enhanced by policies and procedures, an organizational structure providing division of responsibilities, careful selection and training of qualified personnel, and a program of internal audits.

The Company engaged KPMG LLP, an independent registered public accounting firm, to audit and render an opinion on the consolidated financial statements and internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB). In March 2019, the PCAOB announced the effectiveness of a new requirement for auditors to communicate critical audit matters (CAMs) in the audit opinion, and the KPMG audit opinion that follows includes this discussion of CAMs. In December 2018, we announced our intention to conduct an auditor tender process, which is currently underway.

The Board of Directors, through its Audit Committee, which consists entirely of independent directors, meets periodically with management, internal auditors, and our independent registered public accounting firm to ensure that each is meeting its responsibilities and to discuss matters concerning internal controls and financial reporting. KPMG LLP and the internal auditors each have full and free access to the Audit Committee.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2019, based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. Their report follows.

/s/ H. Lawrence Culp, Jr.	/s/ Jamie S. Miller
H. Lawrence Culp, Jr.	Jamie S. Miller
Chairman of the Board and Chief Executive Officer	Senior Vice President and Chief Financial Officer
February 24, 2020

DISCLOSURE CONTROLS. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of December 31, 2019. There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

GE 2019 FORM 10-K 58

REPORTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners
of General Electric Company:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated statements of financial position of General Electric Company and consolidated affiliates (the Company) as of December 31, 2019 and 2018, the related consolidated statements of earnings (loss), comprehensive income (loss), changes in shareowners’ equity and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Accompanying Supplemental Information
The accompanying consolidating information appearing on pages 63, 65, and 67 (the supplemental information) has been subjected to audit procedures performed in conjunction with the audit of the Company’s consolidated financial statements. The supplemental information is the responsibility of the Company’s management. Our audit procedures included determining whether the supplemental information reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

GE 2019 FORM 10-K 59

REPORTS

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of revenue recognition on certain long-term service agreements
As discussed in Note 1 to the consolidated financial statements, the Company enters into long-term service agreements with some of its customers. Certain long-term service agreements require the Company to provide maintenance services that may include levels of assurance regarding asset performance and uptime throughout the contract period. Revenue for such long-term service agreements is recognized using the percentage of completion method, based on costs incurred relative to total expected costs.

We identified the evaluation of revenue recognition on certain long-term service agreements as a critical audit matter because of the complex auditor judgment required in evaluating some of the long-term estimates in such arrangements. Such estimates include the amount of customer payments expected to be received over the contract term, which are generally based on a combination of both historical customer utilization of the covered assets as well as forward-looking information such as market conditions. In addition, these estimates include the total costs expected to be incurred to perform required maintenance services over the contract term and include estimates of expected cost improvements when such cost improvements are supported by actual results or have been proven effective. Further, contract modifications that extend or revise contract terms are not uncommon and require judgment in evaluating the related revisions of the long-term estimates.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s revenue recognition process for long-term service agreements, including controls related to estimating customer payments and costs expected to be incurred to perform required maintenance services over the contract term. We evaluated the estimated customer payments by comparing the estimated customer utilization of the covered assets to historical utilization and industry utilization data, where available. We evaluated the estimated costs expected to be incurred to perform required maintenance services over the contract term by:

•	comparing estimated labor and part costs to historical labor and parts costs,

•	comparing the estimated useful life, which is referred to as part life, of certain component parts to historical data and regulatory limits on part life, where applicable,

•	inspecting evidence underlying the inclusion of cost improvements in estimated costs, including regulatory and engineering approvals and actual reductions in production costs to date, and

•
ascertaining if major overhauls of covered assets are included in the cost estimates on a basis consistent with the estimated customer utilization of the assets that is used in estimating customer payments.

In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in testing certain cost estimates, including assessing statistical models used by the Company to estimate the part life of certain component parts of the covered assets.

Evaluation of premium deficiency testing to assess the adequacy of future policy benefit reserves
As discussed in Notes 1 and 12 to the consolidated financial statements, the Company performs premium deficiency testing to assess the adequacy of future policy benefit reserves. This testing is performed on an annual basis, or whenever events and changes in circumstances indicate that a premium deficiency event may have occurred. Significant uncertainties exist in testing cash flow projections in the premium deficiency testing for these insurance contracts, including consideration of a wide range of possible outcomes of future events over the life of the underlying contracts that can extend for long periods of time.

We identified the evaluation of premium deficiency testing to assess the adequacy of future policy benefit reserves as a critical audit matter. Specifically, the evaluation of the following key assumptions in the premium deficiency testing required subjective auditor judgment and specialized skills and knowledge: long-term care morbidity and mortality, long-term care morbidity improvement and mortality improvement, discount rates, and long-term care premium rate increases.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s premium deficiency testing process, including controls to develop the key assumptions described above. In addition, we involved actuarial professionals with specialized skills and knowledge, who assisted in:

•
challenging the Company’s key assumptions and results by evaluating the relevance, reliability, and consistency of the assumptions with each other, the underlying data, relevant historical data, and industry data,

•	assessing the summary experience data and the corresponding actuarial assumptions for conformity with generally accepted actuarial principles,

•	performing recalculations to assess that the key assumptions were reflected in the cash flow projections, and

•	comparing the current year and prior year cash flow projections to analyze the impact of the updated key assumptions to the cash flows.

GE 2019 FORM 10-K 60

REPORTS

We evaluated projected future long-term premium rate increases by comparing the proposed, attained, denied, and approved premium rate increases to underlying source documentation. We also compared the current year premium rate increase projection to actual historical rate increase experience.

Evaluation of projected revenue and operating profit used in the assessment of the carrying value of goodwill in the Grid Solutions equipment and services and Hydro reporting units
As discussed in Note 8 to the consolidated financial statements, the Company performs a goodwill impairment test on an annual basis or whenever events or changes in circumstances indicate that the carrying value of a reporting unit might exceed its fair value. Projected revenue and operating profit are important elements of the estimated future cash flows used by the Company in determining the fair value of each reporting unit and the amount of related goodwill impairment losses.

In the second quarter of 2019, the Company reorganized its Grid Solutions reporting unit to separate the Grid Solutions software business and the Grid Solutions equipment and services business. As a result of this reorganization, the Company allocated goodwill to the Grid Solutions businesses based on their relative fair values, and performed a goodwill impairment test. The goodwill allocated to the Grid Solutions equipment and services business was determined to be impaired, and an impairment loss of $744 million was recorded. In the third quarter of 2019, the Company performed its annual goodwill impairment test, and recorded an impairment loss of $742 million in its Hydro reporting unit.

We identified the evaluation of projected revenue and operating profit used in the assessment of the carrying value of goodwill, including the determination of related goodwill impairment losses, for the Grid Solutions equipment and services and Hydro reporting units as a critical audit matter. Specifically, the evaluation of projected revenue and operating profit required the application of subjective auditor judgment because these projections involve assumptions about future events.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment process, including controls over the development of projected financial information, and the Company’s review of the projections and comparison to historical results. We evaluated the projected revenue and operating profit assumptions by comparing the projected amounts to the past performance of the reporting units, including historical results and growth rates, and relevant and reliable industry benchmark data related to future events. We also considered evidence obtained in other areas of the audit, including information that might be contrary to the assumptions used by the Company in preparing its projections. We evaluated the Company’s ability to accurately prepare projections by comparing the projected revenues and operating profit to actual results for the same period. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•	comparing the projected amounts to industry benchmark data, and

•	evaluating sensitivity analyses related to key inputs, including long-term revenue growth rates and projected operating profit.

Evaluation of the effects of particular tax positions
As discussed in Note 15 to the consolidated financial statements, the Company’s annual tax rate is based on the Company’s income, statutory tax rates, and the effects of tax positions taken in the various jurisdictions in which the Company operates. Tax laws are complex and subject to different interpretations by taxpayers and respective government taxing authorities.

We identified the evaluation of the effects of particular tax positions as a critical audit matter. Complex auditor judgment was involved in evaluating the Company’s interpretation of applicable tax laws and regulations for these tax positions, including the evaluation of income tax uncertainties related to the tax positions.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s income tax process for particular tax positions, including controls related to the Company’s interpretation of applicable tax laws and regulations and the evaluation of income tax uncertainties. We inspected relevant documentation related to particular tax positions, including correspondence between the Company and taxing authorities. In addition, we involved tax professionals with specialized skills and knowledge, who assisted in:

•	evaluating the Company’s interpretation and application of relevant tax laws and regulations related to the tax positions, including income tax uncertainties, and

•	assessing the Company’s computation of the effects of the tax positions.

/s/ KPMG LLP
KPMG LLP We have served as the Company's auditor since 1909. Boston, Massachusetts
February 24, 2020

GE 2019 FORM 10-K 61

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)	Consolidated
(In millions; per-share amounts in dollars)	2019	2018	2017

Sales of goods	$58,949	$60,148	$62,709
Sales of services	28,538	28,792	29,233
GE Capital revenues from services	7,728	8,072	7,337
Total revenues (Note 26)	95,214	97,012	99,279

Cost of goods sold	48,406	50,244	52,483
Cost of services sold	21,622	22,574	23,110
Selling, general and administrative expenses	13,949	14,643	14,257
Interest and other financial charges	4,227	4,766	4,655
Insurance losses and annuity benefits (Note 12)	3,294	2,790	12,168
Goodwill impairments (Note 8)	1,486	22,136	2,550
Non-operating benefit costs	2,844	2,753	2,423
Other costs and expenses	458	414	1,060
Total costs and expenses	96,287	120,320	112,707

Other income (Note 19)	2,222	2,321	2,083
GE Capital earnings (loss) from continuing operations	—	—	—

Earnings (loss) from continuing operations before income taxes	1,149	(20,987)	(11,345)
Benefit (provision) for income taxes (Note 15)	(726)	(93)	2,808
Earnings (loss) from continuing operations	423	(21,080)	(8,536)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(5,335)	(1,363)	(312)
Net earnings (loss)	(4,912)	(22,443)	(8,849)
Less net earnings (loss) attributable to noncontrolling interests	66	(89)	(365)
Net earnings (loss) attributable to the Company	(4,979)	(22,355)	(8,484)
Preferred stock dividends	(460)	(447)	(436)
Net earnings (loss) attributable to GE common shareholders	$(5,439)	$(22,802)	$(8,920)

Amounts attributable to GE common shareholders
Earnings (loss) from continuing operations	$423	$(21,080)	$(8,536)
Less net earnings (loss) attributable to noncontrolling interests, continuing operations	7	(90)	(283)
Earnings (loss) from continuing operations attributable to the Company	416	(20,991)	(8,253)
Preferred stock dividends	(460)	(447)	(436)
Earnings (loss) from continuing operations attributable to GE common shareholders	(44)	(21,438)	(8,689)
Earnings (loss) from discontinued operations, net of taxes	(5,335)	(1,363)	(312)
Less net earnings (loss) attributable to noncontrolling interests, discontinued operations	60	1	(81)
Net earnings (loss) attributable to GE common shareholders	$(5,439)	$(22,802)	$(8,920)

Per-share amounts (Note 18)
Earnings (loss) from continuing operations
Diluted earnings (loss) per share	$(0.01)	$(2.47)	$(1.00)
Basic earnings (loss) per share	$(0.01)	$(2.47)	$(1.00)

Net earnings (loss)
Diluted earnings (loss) per share	$(0.62)	$(2.62)	$(1.03)
Basic earnings (loss) per share	$(0.62)	$(2.62)	$(1.03)

Dividends declared per common share	$0.04	$0.37	$0.84

GE 2019 FORM 10-K 62

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS) (CONTINUED)	GE(a)			GE Capital
(In millions)	2019	2018	2017	2019	2018	2017

Sales of goods	$59,138	$60,147	$62,786	$79	$121	$130
Sales of services	28,581	28,891	29,443	—	—	—
GE Capital revenues from services	—	—	—	8,662	9,430	8,940
Total revenues (Note 26)	87,719	89,038	92,229	8,741	9,551	9,070

Cost of goods sold	48,620	50,265	52,588	61	95	102
Cost of services sold	19,665	20,611	21,062	2,019	2,089	2,196
Selling, general and administrative expenses	13,404	13,851	13,094	931	1,341	1,662
Interest and other financial charges	2,115	2,415	2,538	2,532	2,982	3,145
Insurance losses and annuity benefits (Note 12)	—	—	—	3,353	2,849	12,213
Goodwill impairments (Note 8)	1,486	22,136	1,165	—	—	1,386
Non-operating benefit costs	2,828	2,740	2,409	16	12	14
Other costs and expenses	—	(51)	(22)	480	558	986
Total costs and expenses	88,118	111,967	92,834	9,392	9,926	21,703

Other income (Note 19)	2,200	2,317	1,893	—	—	—
GE Capital earnings (loss) from continuing operations	(530)	(489)	(6,765)	—	—	—

Earnings (loss) from continuing operations before income taxes	1,271	(21,101)	(5,476)	(652)	(375)	(12,633)
Benefit (provision) for income taxes (Note 15)	(1,309)	(467)	(3,493)	582	374	6,302
Earnings (loss) from continuing operations	(38)	(21,568)	(8,970)	(69)	(1)	(6,331)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(5,335)	(1,363)	(319)	192	(1,670)	(312)
Net earnings (loss)	(5,373)	(22,931)	(9,288)	123	(1,672)	(6,643)
Less net earnings (loss) attributable to noncontrolling interests	66	(129)	(368)	1	40	4
Net earnings (loss) attributable to the Company	(5,439)	(22,802)	(8,920)	122	(1,712)	(6,647)
Preferred stock dividends	—	—	—	(460)	(447)	(436)
Net earnings (loss) attributable to GE common shareholders	$(5,439)	$(22,802)	$(8,920)	$(338)	$(2,159)	$(7,083)

Amounts attributable to GE common shareholders:
Earnings (loss) from continuing operations	$(38)	$(21,568)	$(8,970)	$(69)	$(1)	$(6,331)
Less net earnings (loss) attributable to noncontrolling interests, continuing operations	6	(130)	(280)	1	40	(3)
Earnings (loss) from continuing operations attributable to the Company	(44)	(21,438)	(8,689)	(70)	(42)	(6,328)
Preferred stock dividends	—	—	—	(460)	(447)	(436)
Earnings (loss) from continuing operations attributable to GE common shareholders	(44)	(21,438)	(8,689)	(530)	(489)	(6,765)
Earnings (loss) from discontinued operations, net of taxes	(5,335)	(1,363)	(319)	192	(1,670)	(312)
Less net earnings (loss) attributable to noncontrolling interests, discontinued operations	60	1	(88)	—	—	6
Net earnings (loss) attributable to GE common shareholders	$(5,439)	$(22,802)	$(8,920)	$(338)	$(2,159)	$(7,083)
(a) Represents the adding together of all GE Industrial affiliates and GE Capital continuing operations on a one-line basis. See Note 1.

GE 2019 FORM 10-K 63

FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL POSITION	Consolidated
December 31 (In millions, except share amounts)	2019	2018

Cash, cash equivalents and restricted cash	$36,394	$31,124
Investment securities (Note 3)	48,521	33,508
Current receivables (Note 4)	16,769	14,645
Financing receivables – net (Note 5)	3,134	7,699
Inventories (Note 6)	14,104	13,803
Other GE Capital receivables	7,144	7,143
Property, plant and equipment – net (Note 7)	43,290	43,611
Operating lease assets (Note 7)	2,896	—
Receivable from GE Capital	—	—
Investment in GE Capital	—	—
Goodwill (Note 8)	26,734	33,974
Other intangible assets – net (Note 8)	10,653	12,178
Contract and other deferred assets (Note 9)	16,801	17,431
All other assets (Note 10)	16,461	18,357
Deferred income taxes (Note 15)	9,889	12,117
Assets of businesses held for sale (Note 2)	9,149	1,629
Assets of discontinued operations (Note 2)	4,109	63,853
Total assets	$266,048	$311,072

Short-term borrowings (Note 11)	$22,072	$12,776
Short-term borrowings assumed by GE (Note 11)	—	—
Accounts payable, principally trade accounts	15,926	13,826
Progress collections and deferred income (Note 9)	20,508	18,983
Other GE current liabilities (Note 14)	15,753	14,866
Non-recourse borrowings of consolidated securitization entities (Note 11)	1,655	1,875
Long-term borrowings (Note 11)	67,155	88,949
Long-term borrowings assumed by GE (Note 11)	—	—
Operating lease liabilities (Note 7)	3,162	—
Insurance liabilities and annuity benefits (Note 12)	39,826	35,562
Non-current compensation and benefits	31,687	31,928
All other liabilities (Note 14)	16,583	20,839
Liabilities of businesses held for sale (Note 2)	1,658	708
Liabilities of discontinued operations (Note 2)	203	19,281
Total liabilities	236,187	259,591

Preferred stock (5,939,875 shares outstanding at both December 31, 2019 and December 31, 2018)	6	6
Common stock (8,738,434,000 and 8,702,227,000 shares outstanding at December 31, 2019 and December 31, 2018, respectively)	702	702
Accumulated other comprehensive income (loss) – net attributable to GE	(11,732)	(14,414)
Other capital	34,405	35,504
Retained earnings	87,732	93,109
Less common stock held in treasury	(82,797)	(83,925)
Total GE shareholders’ equity	28,316	30,981
Noncontrolling interests (Note 16)	1,545	20,500
Total equity	29,861	51,481
Total liabilities and equity	$266,048	$311,072

GE 2019 FORM 10-K 64

FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL POSITION (CONTINUED)	GE(a)		GE Capital
December 31 (In millions, except share amounts)	2019	2018	2019	2018

Cash, cash equivalents and restricted cash	$17,613	$16,632	$18,781	$14,492
Investment securities (Note 3)	10,008	187	38,514	33,393
Current receivables (Note 4)	13,883	10,262	—	—
Financing receivables – net (Note 5)	—	—	6,979	13,628
Inventories (Note 6)	14,104	13,803	—	—
Other GE Capital receivables	—	—	11,767	15,361
Property, plant and equipment – net (Note 7)	14,370	14,828	29,649	29,510
Operating lease assets (Note 7)	3,077	—	237	—
Receivable from GE Capital	19,142	22,513	—	—
Investment in GE Capital	15,299	11,412	—	—
Goodwill (Note 8)	25,895	33,070	839	904
Other intangible assets – net (Note 8)	10,461	11,942	192	236
Contract and other deferred assets (Note 9)	16,833	17,431	—	—
All other assets (Note 10)	8,399	8,578	8,648	9,869
Deferred income taxes (Note 15)	8,189	10,176	1,700	1,936
Assets of businesses held for sale (Note 2)	8,626	1,524	241	—
Assets of discontinued operations (Note 2)	202	59,169	3,907	4,610
Total assets	$186,100	$231,526	$121,454	$123,939

Short-term borrowings (Note 11)	$5,606	$5,147	$12,030	$4,999
Short-term borrowings assumed by GE (Note 11)	5,473	4,207	2,104	2,684
Accounts payable, principally trade accounts	17,702	17,579	886	1,171
Progress collections and deferred income (Note 9)	20,694	19,239	—	—
Other GE current liabilities (Note 14)	16,833	16,444	—	—
Non-recourse borrowings of consolidated securitization entities (Note 11)	—	—	1,655	1,875
Long-term borrowings (Note 11)	15,085	20,804	26,175	36,154
Long-term borrowings assumed by GE (Note 11)	25,895	32,054	17,038	19,828
Operating lease liabilities (Note 7)	3,369	—	238	—
Insurance liabilities and annuity benefits (Note 12)	—	—	40,232	35,994
Non-current compensation and benefits	31,208	31,461	472	459
All other liabilities (Note 14)	12,787	14,881	5,040	7,562
Liabilities of businesses held for sale (Note 2)	1,620	748	52	—
Liabilities of discontinued operations (Note 2)	106	17,481	97	1,800
Total liabilities	156,379	180,045	106,016	112,527

Preferred stock (5,939,875 shares outstanding at both December 31, 2019 and December 31, 2018)	6	6	6	6
Common stock (8,738,434,000 and 8,702,227,000 shares outstanding at December 31, 2019 and December 31, 2018, respectively)	702	702	—	—
Accumulated other comprehensive income (loss) – net attributable to GE	(11,732)	(14,414)	(852)	(783)
Other capital	34,405	35,504	17,001	12,883
Retained earnings	87,732	93,109	(857)	(694)
Less common stock held in treasury	(82,797)	(83,925)	—	—
Total GE shareholders’ equity	28,316	30,981	15,299	11,412
Noncontrolling interests (Note 16)	1,406	20,499	139	1
Total equity	29,721	51,480	15,438	11,412
Total liabilities and equity	$186,100	$231,526	$121,454	$123,939

(a) Represents the adding together of all GE Industrial affiliates and GE Capital continuing operations on a one-line basis. See Note 1.

GE 2019 FORM 10-K 65

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS	Consolidated
For the years ended December 31 (In millions)	2019	2018	2017

Net earnings (loss)	$(4,912)	$(22,443)	$(8,849)
(Earnings) loss from discontinued operations	5,335	1,363	312
Adjustments to reconcile net earnings (loss) to cash provided from operating activities:
Depreciation and amortization of property, plant and equipment (Note 7)	4,026	4,419	4,332
Amortization of intangible assets (Note 8)	1,569	2,163	1,862
Goodwill impairments (Note 8)	1,486	22,136	2,550
(Earnings) loss from continuing operations retained by GE Capital	—	—	—
(Gains) losses on purchases and sales of business interests (Note 19)	(53)	(1,522)	(1,024)
Principal pension plans cost (Note 13)	3,878	4,226	3,687
Principal pension plans employer contributions (Note 13)	(298)	(6,283)	(1,978)
Other postretirement benefit plans (net) (Note 13)	(1,228)	(1,033)	(888)
Provision (benefit) for income taxes (Note 15)	726	93	(2,808)
Cash recovered (paid) during the year for income taxes	(1,950)	(1,404)	(1,924)
Decrease (increase) in contract and other deferred assets	62	(81)	(1,243)
Decrease (increase) in GE current receivables	(2,851)	(358)	(3,902)
Decrease (increase) in inventories	(1,109)	(356)	324
Increase (decrease) in accounts payable	2,977	1,545	169
Increase (decrease) in GE progress collections	1,373	(571)	1,912
All other operating activities	1,388	1,317	13,308
Cash from (used for) operating activities – continuing operations	10,419	3,210	5,840
Cash from (used for) operating activities – discontinued operations	(1,647)	1,768	714
Cash from (used for) operating activities	8,772	4,978	6,554

Additions to property, plant and equipment	(5,813)	(6,627)	(6,642)
Dispositions of property, plant and equipment	3,718	4,093	5,530
Additions to internal-use software	(282)	(320)	(454)
Net decrease (increase) in GE Capital financing receivables	1,117	1,796	805
Proceeds from sale of discontinued operations	5,864	29	1,464
Proceeds from principal business dispositions	4,683	8,425	3,208
Net cash from (payments for) principal businesses purchased	(68)	(1)	(2,722)
Capital contribution from GE to GE Capital	—	—	—
All other investing activities	1,466	11,530	5,538
Cash from (used for) investing activities – continuing operations	10,684	18,925	6,728
Cash from (used for) investing activities – discontinued operations	(1,745)	(645)	(1,349)
Cash from (used for) investing activities	8,939	18,280	5,379

Net increase (decrease) in borrowings (maturities of 90 days or less)	280	(4,343)	1,699
Newly issued debt (maturities longer than 90 days)	2,185	3,120	10,879
Repayments and other reductions (maturities longer than 90 days)	(16,567)	(20,319)	(25,220)
Capital contribution from GE to GE Capital	—	—	—
Net dispositions (purchases) of GE shares for treasury	29	(17)	(2,550)
Dividends paid to shareholders	(649)	(4,474)	(8,650)
All other financing activities	(1,043)	(1,312)	(85)
Cash from (used for) financing activities – continuing operations	(15,764)	(27,345)	(23,927)
Cash from (used for) financing activities – discontinued operations	(368)	(4,462)	5,443
Cash from (used for) financing activities	(16,133)	(31,807)	(18,484)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(50)	(628)	891
Increase (decrease) in cash, cash equivalents and restricted cash	1,529	(9,176)	(5,659)
Cash, cash equivalents and restricted cash at beginning of year	35,548	44,724	50,384
Cash, cash equivalents and restricted cash at end of year	37,077	35,548	44,724
Less cash, cash equivalents and restricted cash of discontinued operations at end of year	638	4,424	7,901
Cash, cash equivalents and restricted cash of continuing operations at end of year	$36,439	$31,124	$36,823
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(3,816)	$(4,409)	$(4,211)

GE 2019 FORM 10-K 66

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS (CONTINUED)	GE(a)			GE Capital
For the years ended December 31 (In millions)	2019	2018	2017	2019	2018	2017

Net earnings (loss)	$(5,373)	$(22,931)	$(9,288)	$123	$(1,672)	$(6,643)
(Earnings) loss from discontinued operations	5,335	1,363	319	(192)	1,670	312
Adjustments to reconcile net earnings (loss) to cash provided from operating activities:
Depreciation and amortization of property, plant and equipment (Note 7)	2,001	2,290	2,050	2,026	2,110	2,277
Amortization of intangible assets	1,512	2,109	1,796	57	53	65
Goodwill impairments (Note 8)	1,486	22,136	1,165	—	—	1,386
(Earnings) loss from continuing operations retained by GE Capital	530	489	10,781	—	—	—
(Gains) losses on purchases and sales of business interests (Note 19)	(3)	(1,234)	(1,024)	(50)	(288)	—
Principal pension plans cost (Note 13)	3,878	4,226	3,687	—	—	—
Principal pension plans employer contributions (Note 13)	(298)	(6,283)	(1,978)	—	—	—
Other postretirement benefit plans (net) (Note 13)	(1,213)	(1,015)	(865)	(15)	(18)	(23)
Provision (benefit) for income taxes (Note 15)	1,309	467	3,493	(582)	(374)	(6,302)
Cash recovered (paid) during the year for income taxes	(1,904)	(1,343)	(2,188)	(46)	(61)	264
Decrease (increase) in contract and other deferred assets	62	(81)	(1,243)	—	—	—
Decrease (increase) in GE current receivables	(3,904)	(966)	1,040	—	—	—
Decrease (increase) in inventories	(877)	(364)	339	—	—	—
Increase (decrease) in accounts payable	684	1,595	(46)	(44)	2	(75)
Increase (decrease) in GE progress collections	1,317	(433)	1,938	—	—	—
All other operating activities (Note 24)	72	676	1,504	605	158	11,114
Cash from (used for) operating activities – continuing operations	4,614	701	11,479	1,881	1,582	2,374
Cash from (used for) operating activities – discontinued operations	(49)	2,051	(195)	(1,917)	(415)	(968)
Cash from (used for) operating activities	4,565	2,752	11,284	(35)	1,166	1,407

Additions to property, plant and equipment	(2,216)	(2,234)	(3,403)	(3,830)	(4,569)	(3,680)
Dispositions of property, plant and equipment	371	271	1,186	3,348	3,853	4,579
Additions to internal-use software	(274)	(306)	(423)	(8)	(14)	(31)
Net decrease (increase) in GE Capital financing receivables (Note 24)	—	—	—	3,389	9,986	2,897
Proceeds from sale of discontinued operations	5,864	—	—	—	29	1,464
Proceeds from principal business dispositions	1,083	6,047	3,086	3,938	2,011	—
Net cash from (payments for) principal businesses purchased	(447)	(1)	(2,722)	—	—	—
Capital contribution from GE to GE Capital	(4,000)	—	—	—	—	—
All other investing activities (Note 24)	3,675	(640)	(9,439)	2,617	482	3,013
Cash from (used for) investing activities – continuing operations	4,056	3,138	(11,715)	9,453	11,777	8,242
Cash from (used for) investing activities – discontinued operations	(3,449)	(698)	2,312	2,023	186	(1,784)
Cash from (used for) investing activities	607	2,439	(9,403)	11,476	11,964	6,458

Net increase (decrease) in borrowings (maturities of 90 days or less)	(595)	(987)	1,808	(256)	(4,308)	69
Newly issued debt (maturities longer than 90 days)	31	6,570	16,267	2,154	3,045	1,909
Repayments and other reductions (maturities longer than 90 days)	(6,458)	(1,023)	(5,579)	(11,632)	(19,836)	(21,007)
Capital contribution from GE to GE Capital	—	—	—	4,000	—	—
Net dispositions (purchases) of GE shares for treasury (Note 24)	29	(17)	(2,550)	—	—	—
Dividends paid to shareholders	(352)	(4,179)	(8,355)	(455)	(371)	(4,311)
All other financing activities (Note 24)	(312)	1,107	290	(819)	(2,408)	(280)
Cash from (used for) financing activities – continuing operations	(7,658)	1,470	1,881	(7,007)	(23,878)	(23,619)
Cash from (used for) financing activities – discontinued operations	(368)	(4,462)	3,534	(1)	—	1,909
Cash from (used for) financing activities	(8,026)	(2,992)	5,415	(7,008)	(23,878)	(21,710)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(56)	(494)	444	6	(134)	447
Increase (decrease) in cash, cash equivalents and restricted cash	(2,911)	1,706	7,739	4,439	(10,882)	(13,399)
Cash, cash equivalents and restricted cash at beginning of year	20,528	18,822	11,083	15,020	25,902	39,301
Cash, cash equivalents and restricted cash at end of year	17,617	20,528	18,822	19,460	15,020	25,902
Less cash, cash equivalents and restricted cash of discontinued operations at end of year	4	3,896	7,144	633	528	757
Cash, cash equivalents and restricted cash of continuing operations at end of year	$17,613	$16,632	$11,678	$18,826	$14,492	$25,145
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(1,975)	$(2,201)	$(2,347)	$(2,632)	$(2,883)	$(2,793)
(a) Represents the adding together of all GE Industrial affiliates and the impact of GE Capital dividends on a one-line basis. See Note 1.

GE 2019 FORM 10-K 67

FINANCIAL STATEMENTS

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
STATEMENT OF COMPREHENSIVE INCOME (LOSS) For the years ended December 31 (In millions)	2019	2018	2017

Net earnings (loss)	$(4,912)	$(22,443)	$(8,849)
Less net earnings (loss) attributable to noncontrolling interests	66	(89)	(365)
Net earnings (loss) attributable to the Company	$(4,979)	$(22,355)	$(8,484)

Investment securities	$100	$64	$(776)
Currency translation adjustments	1,275	(1,664)	2,178
Cash flow hedges	36	(51)	51
Benefit plans	1,229	1,416	2,782
Other comprehensive income (loss)	2,641	(235)	4,236
Less other comprehensive income (loss) attributable to noncontrolling interests	(40)	(225)	51
Other comprehensive income (loss) attributable to the Company	$2,681	$(10)	$4,184

Comprehensive income (loss)	$(2,272)	$(22,678)	$(4,613)
Less comprehensive income (loss) attributable to noncontrolling interests	26	(314)	(314)
Comprehensive income (loss) attributable to the Company	$(2,297)	$(22,364)	$(4,300)

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (In millions)	2019	2018	2017

Preferred stock issued	$6	$6	$6
Common stock issued	$702	$702	$702

Beginning balance	(14,414)	(14,404)	(18,588)
Investment securities	100	63	(777)
Currency translation adjustments	1,315	(1,472)	2,145
Cash flow hedges	35	(49)	50
Benefit plans	1,231	1,448	2,766
Accumulated other comprehensive income (loss) ending balance	$(11,732)	$(14,414)	$(14,404)
Beginning balance	35,504	37,384	37,224
Gains (losses) on treasury stock dispositions	(925)	(759)	(304)
Stock-based compensation	475	413	358
Other changes	(649)	(1,534)	106
Other capital ending balance	$34,405	$35,504	$37,384
Beginning balance	93,109	117,245	133,857
Net earnings (loss) attributable to the Company	(4,979)	(22,355)	(8,484)
Dividends and other transactions with shareholders	(766)	(4,042)	(8,130)
Changes in accounting (Note 1)	368	2,261	2
Retained earnings ending balance	$87,732	$93,109	$117,245
Beginning balance	(83,925)	(84,902)	(83,038)
Purchases	(57)	(268)	(3,849)
Dispositions	1,186	1,244	1,985
Common stock held in treasury ending balance	$(82,797)	$(83,925)	$(84,902)
GE shareholders' equity balance	28,316	30,981	56,031
Noncontrolling interests balance (Note 16)	1,545	20,500	17,468
Total equity balance at December 31(a)	$29,861	$51,481	$73,499

(a)
Total equity balance decreased by $(43,638) million from December 31, 2017, primarily due to non-cash after-tax goodwill impairment charge of $(22,371) million in 2018, reduction of noncontrolling interest balance of $(15,836) million attributable to Baker Hughes Class A shareholders at December 31, 2017 and after-tax loss of $(8,238) million in discontinued operations due to deconsolidation of Baker Hughes in 2019, partially offset by after-tax gain of $2,508 million in discontinued operations due to spin-off and subsequent merger of our Transportation business with Wabtec in 2019.

GE 2019 FORM 10-K 68

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
FINANCIAL STATEMENT PRESENTATION. We present our financial statements in a three-column format, which allows investors to see our GE industrial operations separately from our financial services operations. We believe that this provides useful supplemental information to our consolidated financial statements. To the extent that we have transactions between GE and GE Capital, these transactions are made on arm's length terms, are reported in the respective columns of our financial statements and are eliminated in consolidation. See Note 25 for further information.

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP), which requires us to make estimates based on assumptions about current, and for some estimates, future, economic and market conditions which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current and expected future conditions, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position.

We have reclassified certain prior-year amounts to conform to the current-year’s presentation. Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in millions. Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations. Certain of our operations have been presented as discontinued. We present businesses whose disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results as discontinued operations when the components meet the criteria for held for sale, are sold, or spun-off. See Note 2 for further information.

CONSOLIDATION. Our financial statements consolidate all of our affiliates, entities where we have a controlling financial interest, most often because we hold a majority voting interest, or where we are required to apply the variable interest entity (VIE) model because we have the power to direct the most economically significant activities of entities. We reevaluate whether we have a controlling financial interest in all entities when our rights and interests change.

REVENUES FROM THE SALE OF EQUIPMENT
Performance Obligations Satisfied Over Time. We recognize revenue on agreements for the sale of customized goods including power generation equipment, long-term construction projects and military development contracts on an over-time basis as we customize the customer's equipment during the manufacturing or integration process and obtain right to payment for work performed.

We recognize revenue as we perform under the arrangements using the percentage of completion method which is based on our costs incurred to date relative to our estimate of total expected costs. Our estimate of costs to be incurred to fulfill our promise to a customer is based on our history of manufacturing or constructing similar assets for customers and is updated routinely to reflect changes in quantity or pricing of the inputs. We provide for potential losses on these agreements when it is probable that we will incur the loss.

Our billing terms for these over-time contracts are generally based on achieving specified milestones. The differences between the timing of our revenue recognized (based on costs incurred) and customer billings (based on contractual terms) results in changes to our contract asset or contract liability positions. See Note 9 for further information.

Performance Obligations Satisfied at a Point in Time. We recognize revenue on agreements for non-customized equipment including commercial aircraft engines, healthcare equipment and other goods we manufacture on a standardized basis for sale to the market at the point in time that the customer obtains control of the good, which is generally no earlier than when the customer has physical possession of the product. We use proof of delivery for certain large equipment with more complex logistics, whereas the delivery of other equipment is estimated based on historical averages of in-transit periods (i.e., time between shipment and delivery).

Where arrangements include customer acceptance provisions based on seller or customer-specified objective criteria, we recognize revenue when we have concluded that the customer has control of the goods and that acceptance is likely to occur. We do not provide for anticipated losses on point-in-time transactions prior to transferring control of the equipment to the customer.

Our billing terms for these point-in-time equipment contracts generally coincide with delivery to the customer; however, within certain businesses, we receive progress collections from customers for large equipment purchases, to generally reserve production slots.

REVENUES FROM THE SALE OF SERVICES. Consistent with our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discussion and the way we manage our businesses, we refer to sales under service agreements, which includes both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs) as sales of “services,” which is an important part of our operations. We sometimes offer our customers financing discounts for the purchase of certain GE products when sold in contemplation of long-term service agreements. These sales are accounted for as financing arrangements when payments for the products are collected through higher usage-based fees from servicing the equipment. See Note 9 for further information.

Performance Obligations Satisfied Over Time. We enter into long-term service agreements with our customers primarily within our Aviation and Power segments. These agreements require us to provide preventative maintenance, overhauls, and standby "warranty-type" services that include certain levels of assurance regarding asset performance and uptime throughout the contract periods, which generally range from 5 to 25 years. We account for items that are integral to the maintenance of the equipment as part of our performance obligation, unless the customer has a substantive right to make a separate purchasing decision (e.g., equipment upgrade).

GE 2019 FORM 10-K 69

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize revenue as we perform under the arrangements using the percentage of completion method which is based on our costs incurred to date relative to our estimate of total expected costs. Throughout the life of a contract, this measure of progress captures the nature, timing and extent of our underlying performance activities as our stand-ready services often fluctuate between routine inspections and maintenance, unscheduled service events and major overhauls at pre-determined usage intervals. We provide for potential losses on these agreements when it is probable that we will incur the loss. Contract modifications that extend or revise contract terms are not uncommon and generally result in our recognizing the impact of the revised terms prospectively over the remaining life of the modified contract (i.e., effectively like a new contract).

Our billing terms for these arrangements are generally based on the utilization of the asset (e.g., per hour of usage) or upon the occurrence of a major maintenance event within the contract, such as an overhaul. The differences between the timing of our revenue recognized (based on costs incurred) and customer billings (based on contractual terms) results in changes to our contract asset or contract liability positions. See Note 9 for further information.

We also enter into long-term services agreements in our Healthcare and Renewable Energy segments. Revenues are recognized for these arrangements on a straight-line basis consistent with the nature, timing and extent of our services, which primarily relate to routine maintenance and as needed product repairs. We generally invoice periodically as services are provided.

Performance Obligations Satisfied at a Point in Time. We sell certain tangible products, largely spare parts, through our services businesses. We recognize revenues and bill our customers at the point in time that the customer obtains control of the good, which is at the point in time we deliver the spare part to the customer.

COLLABORATIVE ARRANGEMENTS. Our Aviation business enters into collaborative arrangements and joint ventures with manufacturers and suppliers of components used to build and maintain certain engines. Under these arrangements, GE and its collaborative partners share in the risks and rewards of these programs through various revenue, cost and profit sharing payment structures. GE recognizes revenue and costs for these arrangements based on the scope of work GE is responsible for transferring to its customers. GE’s payments to participants are primarily recorded as either cost of services sold ($1,939 million, $1,809 million and $1,884 million for the years ended December 31, 2019, 2018 and 2017, respectively) or as cost of goods sold ($2,974 million, $3,097 million and $2,806 million for the years ended December 31, 2019, 2018 and 2017, respectively). Our most significant collaborative arrangement is with Safran Aircraft engines, a subsidiary of Safran Group of France, which sells LEAP and CFM56 engines through CFM International, a jointly owned company. GE makes substantial sales of parts and services to CFM International based on arm's length terms.

GE CAPITAL REVENUES FROM SERVICES. We use the interest method to recognize income on loans. Interest on loans includes origination, commitment and other non-refundable fees related to funding (recorded in earned income on the interest method). We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due. Previously recognized interest income that was accrued but not collected from the borrower is reversed, unless the terms of the loan agreement permit capitalization of accrued interest to the principal balance. Payments received on nonaccrual loans are applied to reduce the principal balance of the loan. We resume accruing interest on nonaccrual loans only when payments are brought current according to the loan’s original terms and future payments are reasonably assured.

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

SALES OF BUSINESS INTERESTS IN WHICH WE LOSE CONTROL. Gains or losses on sales of affiliate shares that result in our loss of a controlling financial interest are recorded in earnings. If we retain a noncontrolling interest in our former affiliate, we initially record our investment at fair value, and any subsequent adjustments to the carrying value of the investment are recorded in earnings.

SALES OF BUSINESS INTERESTS IN WHICH WE RETAIN CONTROL. Gains or losses on sales of affiliate shares where we retain a controlling financial interest are recorded in equity.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH. Debt securities and money market instruments with original maturities of three months or less are included in cash, cash equivalents and restricted cash unless classified as available-for-sale investment securities. Restricted cash primarily comprised collateral for receivables sold and funds restricted in connection with certain ongoing litigation matters and amounted to $589 million and $388 million at December 31, 2019 and December 31, 2018, respectively.

INVESTMENT SECURITIES. We report investments in available-for-sale debt securities and certain equity securities at fair value. Unrealized gains and losses on available-for-sale debt securities are recorded to other comprehensive income, net of applicable taxes and adjustments related to our insurance liabilities. Unrealized gains and losses on equity securities with readily determinable fair values are recorded to earnings.

GE 2019 FORM 10-K 70

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although we generally do not have the intent to sell any specific debt securities in the ordinary course of managing our portfolio, we may sell debt securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements and the funding of claims and obligations to policyholders.

We regularly review investment securities for impairment. For debt securities, if we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate qualitative criteria, such as the financial health of and specific prospects for the issuer, to determine whether we do not expect to recover the amortized cost basis of the security. We also evaluate quantitative criteria including determining whether there has been an adverse change in expected future cash flows. If we do not expect to recover the entire amortized cost basis of the security, we consider the security to be other-than-temporarily impaired (OTTI), and we record the difference between the security’s amortized cost basis and its recoverable amount in earnings and the difference between the security’s recoverable amount and fair value in other comprehensive income. If we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, the security is also considered OTTI, and we recognize the entire difference between the security’s amortized cost basis and its fair value in earnings. See Note 3 for further information.

CURRENT RECEIVABLES. Amounts due from customers arising from the sales of products and services are recorded at the outstanding amount, less allowance for losses. We regularly monitor the recoverability of our receivables. See Note 4 for further information.

FINANCING RECEIVABLES. Our financing receivables portfolio consists of a variety of loans and leases, including both larger-balance, non-homogeneous loans and leases and smaller-balance homogeneous loans and leases. We routinely evaluate our entire portfolio for potential specific credit or collection issues that might indicate an impairment. Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. See Note 5 for further information.

INVENTORIES. All inventories are stated at lower of cost or realizable values. Cost of inventories is primarily determined on a first-in, first-out (FIFO) basis. See Note 6 for further information.

PROPERTY, PLANT AND EQUIPMENT. The cost of GE property, plant and equipment is generally depreciated on a straight-line basis over its estimated economic life. The cost of GE Capital equipment leased to others on operating leases is depreciated on a straight-line basis to estimated residual value over the lease term or over the estimated economic life of the equipment. See Note 7 for further information.

LEASE ACCOUNTING. We determine if an arrangement is a lease or a service contract at inception. Where an arrangement is a lease we determine if it is an operating lease or a finance lease. Subsequently, if the arrangement is modified we reevaluate our classification.

Lessee. At lease commencement, we record a lease liability and corresponding right-of-use (ROU) asset. Lease liabilities represent the present value of our future lease payments over the expected lease term which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. We have elected to include lease and non-lease components in determining our lease liability for all leased assets except our vehicle leases. Non-lease components are generally services that the lessor performs for the Company associated with the leased asset. For those leases with payments based on an index, the lease liability is determined using the index at lease commencement. Lease payments based on increases in the index subsequent to lease commencement are recognized as variable lease expense as they occur. The present value of our lease liability is determined using our incremental collateralized borrowing rate at lease inception. ROU assets represent our right to control the use of the leased asset during the lease and are recognized in an amount equal to the lease liability. Over the lease term we use the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized to earnings in a manner that results in a straight-line expense recognition in the Statement of Earnings. A ROU asset and lease liability is not recognized for leases with an initial term of 12 months or less and we recognize lease expense for these leases on a straight-line basis over the lease term. We test ROU assets at least annually for impairment or whenever events or changes in circumstance indicate that the asset may be impaired.

Lessor. Equipment leased to others under operating leases are included in Property, plant and equipment and leases classified as finance leases are included in Financing receivables on our Statement of Financial Position. Finance lease receivables are tested for impairment as described in the Financing Receivables section above. See Notes 5 and 7 for further information.

GOODWILL AND OTHER INTANGIBLE ASSETS. We test goodwill at least annually for impairment at the reporting unit level. A reporting unit is the operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. We recognize an impairment charge if the carrying amount of a reporting unit exceeds its fair value and the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. When a portion of a reporting unit is disposed, goodwill is allocated to the gain or loss on disposition based on the relative fair values of the business or businesses disposed and the portion of the reporting unit that will be retained.

GE 2019 FORM 10-K 71

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For other intangible assets that are not deemed indefinite-lived, cost is generally amortized on a straight-line basis over the asset’s estimated economic life, except for individually significant customer-related intangible assets that are amortized in relation to total related sales. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values. See Note 8 for further information.

ASSOCIATED COMPANIES. For unconsolidated entities over which we have significant influence and have not elected the fair value option, we account for our interest as equity method investments, and our investments in, and advances to, associated companies are presented on a one-line basis in All other assets in our consolidated Statement of Financial Position, net of any impairment. We evaluate our equity method investments for impairment whenever events or changes in circumstance indicate that the carrying amounts of such investments may not be recoverable. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. Our share of the results of associated companies are presented on a one-line basis in Other income within continuing operations in our consolidated Statement of Earnings (Loss). See Note 10 for further information.

Where we adopt the fair value option for our investment in an associated company, our investment in and any advances to are recorded in Investment securities in our consolidated Statement of Financial Position and any subsequent changes in fair value are recognized in Other income within continuing operations in our consolidated Statement of Earnings (Loss). See Note 3 for further information.

DERIVATIVES AND HEDGING. We use derivatives to manage a variety of risks, including risks related to interest rates, foreign exchange and commodity prices. Accounting for derivatives as hedges requires that, at inception and over the term of the arrangement, the hedged item and related derivative meet the requirements for hedge accounting. In evaluating whether a particular relationship qualifies for hedge accounting, we test effectiveness at inception and each reporting period thereafter by determining whether changes in the fair value of the derivative offset, within a specified range, changes in the fair value of the hedged item. If fair value changes fail this test, we discontinue applying hedge accounting to that relationship prospectively. Fair values of both the derivative instrument and the hedged item are calculated using internal valuation models incorporating market-based assumptions, subject to third-party confirmation, as applicable. See Note 21 for further information.

DEFERRED INCOME TAXES. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and tax credit carryforwards, and are stated at enacted tax rates expected to be in effect when those taxes are paid or recovered. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. To the extent we consider it more likely than not that a deferred tax asset will not be recovered, a valuation allowance is established. Deferred taxes, as needed, are provided for our investment in affiliates and associated companies when we plan to remit those earnings. See Note 15 for further information.

BUSINESSES AND ASSETS HELD FOR SALE. Businesses and assets held for sale represent components that meet accounting requirements to be classified as held for sale and are presented as single asset and liability amounts in our financial statements with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value, less cost to sell. Financing receivables that no longer qualify to be presented as held for investment are classified as assets held for sale and recognized in our financial statements at the lower of cost or fair value, less cost to sell, with that amount representing a new cost basis at the date of transfer.

The determination of fair value for businesses and assets held for sale involves significant judgments and assumptions. Development of estimates of fair values in this circumstance is complex and is dependent upon, among other factors, the nature of the potential sales transaction (for example, asset sale versus sale of legal entity), composition of assets and/or businesses in the disposal group, the comparability of the disposal group to market transactions and negotiations with third-party purchasers. Such factors bear directly on the range of potential fair values and the selection of the best estimates. Key assumptions were developed based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction. We review all businesses and assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values, less cost to sell. See Note 2 for further information.

INVESTMENT CONTRACTS, INSURANCE LIABILITIES AND INSURANCE ANNUITY BENEFITS. Our run-off insurance operations include providing insurance and reinsurance for life and health risks and providing certain annuity products. Primary product types include long-term care, structured settlement annuities, life and disability insurance contracts and investment contracts. Insurance contracts are contracts with significant mortality and/or morbidity risks, while investment contracts are contracts without such risks.

For traditional long-duration insurance contracts, we report premiums as revenue when due. Premiums received on non-traditional long-duration insurance contracts and investment contracts, including annuities without significant mortality risk, are not reported as revenues but rather as deposit liabilities. We recognize revenues for charges and assessments on these contracts, mostly for mortality, contract initiation, administration and surrender. Amounts credited to policyholder accounts are charged to expense.

GE 2019 FORM 10-K 72

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

To the extent that unrealized gains on specific investment securities supporting our insurance contracts would result in a premium deficiency, should those gains be realized, an increase in future policy benefit reserves is recorded, with an offsetting after-tax reduction to net unrealized gains recorded in other comprehensive income. See Note 12 for further information.

POSTRETIREMENT BENEFIT PLANS. We sponsor a number of pension and retiree health and life insurance benefit plans that we present in three categories, principal pension plans, other pension plans and principal retiree benefit plans. We use a December 31 measurement date for these plans. On our consolidated Statement of Financial Position, we measure our plan assets at fair value and the obligations at the present value of the estimated payments to plan participants. Participants earn benefits based on their service and pay. Those estimated future payment amounts are determined based on assumptions. Differences between our actual results and what we assumed are recorded in a separate component of equity each period. These differences are amortized into earnings over the remaining average future service of active employees or the expected life of inactive participants, as applicable, who participate in the plan. See Note 13 for further information.

LOSS CONTINGENCIES. Loss contingencies are uncertain and unresolved matters that arise in the ordinary course of business and result from events or actions by others that have the potential to result in a future loss. Such contingencies include, but are not limited to environmental obligations, litigation, regulatory investigations and proceedings, product quality and losses resulting from other events and developments. When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low-end of such range. Disclosure is provided for material loss contingencies when a loss is probable but a reasonable estimate cannot be made, and when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. We regularly review contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. See Note 23 for further information.

SUPPLY CHAIN FINANCE PROGRAMS. We evaluate supply chain finance programs to ensure where we use a third-party intermediary to settle our trade payables, their involvement does not change the nature, existence, amount, or timing of our trade payables and does not provide the Company with any direct economic benefit. If any characteristics of the trade payables change or we receive a direct economic benefit, we reclassify the trade payables as borrowings.

FAIR VALUE MEASUREMENTS. The following sections describe the valuation methodologies we use to measure financial and non-financial instruments accounted for at fair value including certain assets within our pension plans and retiree benefit plans. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These inputs establish a fair value hierarchy:

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

RECURRING FAIR VALUE MEASUREMENTS. For financial assets and liabilities measured at fair value on a recurring basis, primarily investment securities and derivatives, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. See Note 20 for further information.

Debt Securities. When available, we use quoted market prices to determine the fair value of debt securities which are included in Level 1. For our remaining debt securities, we obtain pricing information from an independent pricing vendor. The inputs and assumptions to the pricing vendor’s models are derived from market observable sources including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and other market-related data. These investments are included in Level 2. Our pricing vendors may also provide us with valuations that are based on significant unobservable inputs, and in those circumstances, we classify the investment securities in Level 3.

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

GE 2019 FORM 10-K 73

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We use non-binding broker quotes and other third-party pricing services as our primary basis for valuation when there is limited, or no, relevant market activity for a specific instrument or for other instruments that share similar characteristics. Debt securities priced in this manner are included in Level 3.

Equity securities with readily determinable fair values. These publicly traded equity securities are valued using quoted prices and are included in Level 1.

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

Investments in private equity, real estate and collective funds held within our pension plans. These investments are generally valued using the net asset value (NAV) per share as a practical expedient for fair value provided certain criteria are met. The NAVs are determined based on the fair values of the underlying investments in the funds. Investments that are measured at fair value using the NAV practical expedient are not required to be classified in the fair value hierarchy.

NONRECURRING FAIR VALUE MEASUREMENTS. Certain assets are measured at fair value on a nonrecurring basis. These assets may include loans and long-lived assets reduced to fair value upon classification as held for sale, impaired loans based on the fair value of the underlying collateral, impaired equity securities without readily determinable fair value, equity method investments and long-lived assets, and remeasured retained investments in formerly consolidated subsidiaries upon a change in control that results in the deconsolidation of that subsidiary and retention of a noncontrolling stake in the entity. Assets written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs. See Note 20 for further information.

Equity investments without readily determinable fair value and Associated companies. Equity investments without readily determinable fair value and associated companies are valued using market observable data such as transaction prices when available. When market observable data is unavailable, investments are valued using either a discounted cash flow model, comparative market multiples, third-party pricing sources or a combination of these approaches as appropriate. These investments are generally included in Level 3.

Long-lived Assets. Fair values of long-lived assets, including aircraft, are primarily derived internally and are based on observed sales transactions for similar assets. In other instances for which we do not have comparable observed sales transaction data, collateral values are developed internally and corroborated by external appraisal information. Adjustments to third-party valuations may be performed in circumstances where market comparables are not specific to the attributes of the specific collateral or appraisal information may not be reflective of current market conditions due to the passage of time and the occurrence of market events since receipt of the information.

ACCOUNTING CHANGES. On January 1, 2019, we adopted ASU No. 2016-02 and related amendments, Leases (Topic 842). Upon adoption, we recorded a $315 million increase to retained earnings, primarily attributable to the release of deferred gains on sale-lease back transactions. Our ROU assets and lease liabilities for operating leases at adoption were $3,272 million and $3,459 million, respectively, excluding discontinued operations and businesses held for sale. After the adoption date, principal collections on financing leases are classified as Cash from operating activities in our consolidated Statement of Cash Flows. Previously, such flows were classified as Cash from investing activities.

On January 1, 2019, we adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU requires certain changes to the presentation of hedge accounting in the financial statements and some new or modified disclosures. The ASU also simplifies the application of hedge accounting and expands the strategies that qualify for hedge accounting. The adoption had an immaterial effect on our financial statements.

NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS
ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE. In August 2019, we announced an agreement to sell PK AirFinance, an aviation lending business within our Capital segment, to Apollo Global Management, LLC and Athene Holding Ltd. The sale of a substantial portion of the assets and liabilities was completed in the fourth quarter for proceeds of $3,575 million, and we recognized a pre-tax gain of $50 million. As of December 31, 2019, we had remaining assets of $241 million (including Cash, cash equivalents and restricted cash of $45 million) and liabilities of $52 million for this business classified as held for sale. We expect to complete the sale of these remaining assets in the first half of 2020.

In February 2019, we announced an agreement to sell our BioPharma business within our Healthcare segment to Danaher Corporation for total consideration of approximately $21,400 million, subject to certain adjustments. As of December 31, 2019, we had assets of $8,742 million (including goodwill of $5,549 million) and liabilities of $1,372 million for this business classified as held for sale. We expect to complete the sale, subject to regulatory approval, in the first quarter of 2020.

In 2018, we signed an agreement to sell Energy Financial Services' (EFS) debt origination business within our Capital segment, to Starwood Property Trust, Inc. The sale was completed for proceeds of $2,011 million and we recognized a pre-tax gain of $288 million.

GE 2019 FORM 10-K 74

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2017, the Company announced its intention to exit approximately $20 billion of industrial assets. Since this announcement, we have classified various businesses across our Power, Aviation, and Healthcare segments, and Corporate as held for sale. In 2019, we closed certain of these transactions within Corporate and our Power and Aviation segments for total net proceeds of $1,070 million, recognized a pre-tax gain of $214 million in Other income in our consolidated Statement of Earnings (Loss) and liquidated $548 million of our previously recorded valuation allowance. These transactions are subject to customary working capital and other post-close adjustments. In addition, we recorded an additional valuation allowance of $254 million for the remaining businesses in held for sale. As of December 31, 2019, we have closed the sale of substantially all of these assets in accordance with the plan.

FINANCIAL INFORMATION FOR ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE December 31 (In millions)	2019	2018

Current receivables	$499	$184
Inventories	712	529
Financing receivables held for sale	197	—
Property, plant, and equipment – net and Operating leases	958	423
Goodwill and Other intangible assets - net	6,286	884
Valuation allowance	(719)	(1,013)
Deferred income taxes	815	—
All other assets	400	622
Assets of businesses held for sale	$9,149	$1,629

Accounts payable & Progress collections and deferred income	$843	$428
Non-current compensation and benefits	466	152
All other liabilities	349	128
Liabilities of businesses held for sale	$1,658	$708

DISCONTINUED OPERATIONS. Discontinued operations include our Baker Hughes and Transportation segments and certain assets and liabilities from legacy financial services businesses. Results of operations, financial position and cash flows for these businesses are reported as discontinued operations for all periods presented.

In September 2019, pursuant to our announced plan of an orderly separation of Baker Hughes over time, we sold a total of 144.1 million shares in Baker Hughes for $3,037 million in cash (net of certain deal related costs), which reduced our ownership interest in Baker Hughes from 50.2% to 36.8%. As a result, we have deconsolidated our Baker Hughes segment and reclassified its results to discontinued operations for all periods presented and recognized a loss of $8,715 million ($8,238 million after-tax). The loss represents the sum of the realized loss on sale of the 144.1 million shares as well as the loss upon deconsolidation, which represents the difference between the carrying value and fair value of our remaining interest as of the transaction date.

We elected to account for our remaining interest in Baker Hughes (comprising our 36.8% ownership interest and a promissory note receivable) at fair value. The initial fair value of this investment was $9,587 million based on the Baker Hughes opening share price of $23.53 as of the transaction date and the fair value of the promissory note receivable of $706 million. Our investment is recorded in Investment securities in our consolidated Statement of Financial Position and related earnings or loss from subsequent changes in fair value will be recognized in Other income in continuing operations in our consolidated Statement of Earnings (Loss). See Note 3 for further information.

We have continuing involvement with Baker Hughes primarily through our remaining interest, ongoing purchases and sales of products and services, as well as the transition services that we provide to Baker Hughes. They also participated in GE Capital's supply chain finance program up to the date of separation. In addition, in the fourth quarter of 2019, we formed an aeroderivative joint venture (JV) with Baker Hughes relating to their respective aeroderivative gas turbine products and services. The JV has total assets net of liabilities of $613 million and is currently consolidated by GE. Since the date of the transaction, we had sales and purchases of products and services with Baker Hughes and affiliates of $312 million and $105 million, respectively. We have collected net cash of $1,016 million from Baker Hughes related to these activities, including $494 million of repayments on the promissory note. In addition, in the fourth quarter of 2019 we received a dividend of $68 million from Baker Hughes.

In February 2019, we completed the spin-off and subsequent merger of our Transportation business with Wabtec, a U.S. rail equipment manufacturer. In the transaction, our shareholders received shares of Wabtec common stock representing an approximate 24.3% ownership interest in Wabtec common stock. We received $2,827 million in cash (net of certain deal related costs) as well as shares of Wabtec common stock and Wabtec non-voting convertible preferred stock that, together, represent approximately 24.9% ownership interest in Wabtec. In addition, we are entitled to additional cash consideration up to $470 million for tax benefits that Wabtec realizes from the transaction. We reclassified our Transportation segment to discontinued operations in the first quarter of 2019.

As part of the transaction, we recorded a gain of $3,471 million ($2,508 million after-tax) in discontinued operations and a net after-tax decrease of $852 million in additional paid in capital in connection with the spin-off of approximately 49.4% of Transportation to our shareholders. The decrease in additional paid in capital was net of $940 million of taxes, including $860 million of current taxes (of which $693 million was related to U.S. federal taxes). The fair value of our interest in Wabtec’s common and preferred shares was $3,513 million based on the opening share price of $73.45 at the date of the transaction and was recorded in Investment securities in our consolidated Statement of Financial Position.

GE 2019 FORM 10-K 75

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued operations for our financial services businesses primarily relate to the GE Capital Exit Plan (our plan, announced on April 10, 2015, to reduce the size of our financial services businesses) and were previously reported in our Capital segment. These discontinued operations primarily comprise our mortgage portfolio in Poland, residual assets and liabilities related to our exited U.S. mortgage business (WMC), and trailing liabilities associated with the sale of our GE Capital businesses.

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

In June 2019, GE Capital recorded in Earnings (loss) from discontinued operations, net of taxes in our consolidated Statement of Earnings (Loss), $332 million of tax benefits and $46 million of net interest benefits due to a decrease in our balance of unrecognized tax benefits. See Note 15 for further information.

RESULTS OF DISCONTINUED OPERATIONS For the year ended December 31, 2019 (In millions)	Baker Hughes	Transportation and Other	GE Capital	Total

Sales of goods and services	$16,047	$550	$—	$16,598
GE Capital revenues and other income (loss)	—	—	33	33
Cost of goods and services sold	(13,317)	(478)	—	(13,795)
Other costs and expenses	(2,390)	(19)	(240)	(2,650)
		—
Earnings (loss) of discontinued operations before income taxes	340	53	(207)	186
Benefit (provision) for income taxes(b)	(176)	(15)	344	153
Earnings (loss) of discontinued operations, net of taxes(a)	165	39	136	339

Gain (loss) on disposal before income taxes	(8,715)	3,471	61	(5,183)
Benefit (provision) for income taxes(b)	477	(963)	(5)	(491)
Gain (loss) on disposal, net of taxes	(8,238)	2,508	56	(5,675)
				—
Earnings (loss) from discontinued operations, net of taxes	$(8,074)	$2,547	$192	$(5,335)

For the year ended December 31, 2018 (In millions)

Sales of goods and services	$22,859	$3,898	$—	$26,757
GE Capital revenues and other income (loss)	—	—	(1,347)	(1,347)
Cost of goods and services sold	(19,198)	(2,809)	—	(22,007)
Other costs and expenses	(3,346)	(607)	(407)	(4,360)

Earnings (loss) of discontinued operations before income taxes	315	482	(1,755)	(958)
Benefit (provision) for income taxes(b)	(347)	(143)	82	(408)
Earnings (loss) of discontinued operations, net of taxes(a)	(33)	339	(1,673)	(1,366)

Gain (loss) on disposal before income taxes	—	—	4	4
Benefit (provision) for income taxes(b)	—	—	(1)	(1)
Gain (loss) on disposal, net of taxes	—	—	3	3

Earnings (loss) from discontinued operations, net of taxes	$(33)	$339	$(1,670)	$(1,363)

For the year ended December 31, 2017 (In millions)

Sales of goods and services	$17,180	$3,935	$—	$21,115
GE Capital revenues and other income (loss)	—	—	174	174
Cost of goods and services sold	(14,450)	(2,990)	—	(17,441)
Other costs and expenses	(2,993)	(483)	(910)	(4,386)

Earnings (loss) of discontinued operations before income taxes	(264)	461	(735)	(538)
Benefit (provision) for income taxes(b)	(59)	(138)	295	97
Earnings (loss) of discontinued operations, net of taxes(a)	(323)	323	(440)	(441)

Gain (loss) on disposal before income taxes	—	—	306	306
Benefit (provision) for income taxes(b)	—	—	(178)	(178)
Gain (loss) on disposal, net of taxes	—	—	128	128

Earnings (loss) from discontinued operations, net of taxes	$(323)	$323	$(312)	$(312)
(a) Earnings (loss) of discontinued operations attributable to the Company after income taxes was $279 million, $(1,367) million and $(360) million for the years ended December 31, 2019, 2018 and 2017, respectively.
(b) Total tax benefit (provision) for discontinued operations and disposals included current tax benefit (provision) of $1,260 million, $(508) million, and $(704) million, including current U.S. Federal tax benefit (provision) of $1,252 million, $156 million and $(313) million, and deferred tax benefit (provision) of $(1,599) million, $99 million and $624 million for the years ended December 31, 2019, 2018, and 2017, respectively.

GE 2019 FORM 10-K 76

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31 (In millions)	2019	2018

Cash, cash equivalents and restricted cash	$638	$4,424
Investment securities	202	522
Current receivables	81	6,258
Inventories	—	5,419
Financing receivables held for sale (Polish mortgage portfolio)	2,485	2,745
Property, plant and equipment - net	—	7,139
Goodwill and intangible assets - net	—	31,622
Deferred income taxes	264	1,174
All other assets	439	4,550
Assets of discontinued operations(a)	$4,109	$63,853

Accounts payable & Progress collections and deferred income	$40	$6,806
All other liabilities	163	12,476
Liabilities of discontinued operations(b)	$203	$19,281

(a) Assets of discontinued operations included $54,596 million and $4,573 million related to our Baker Hughes and Transportation businesses, respectively as of December 31, 2018.
(b) Liabilities of discontinued operations included $15,535 million and $1,871 million related to our Baker Hughes and Transportation businesses, respectively as of December 31, 2018.
Included within All other liabilities of discontinued operations at December 31, 2019 and December 31, 2018 are intercompany tax receivables in the amount of $839 million and $1,141 million, respectively, primarily related to the financial services businesses that were part of the GE Capital Exit Plan, which are offset within All other liabilities of consolidated GE.

NOTE 3. INVESTMENT SECURITIES
All of our debt securities are classified as available-for-sale and substantially all are investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations. Changes in fair value of our debt securities are recorded to other comprehensive income. Equity securities with readily determinable fair values are included within this caption and changes in their fair value are recorded in earnings.

	2019				2018
December 31 (In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Debt
U.S. corporate	$23,037	$4,636	$(11)	$27,661	$21,306	$2,257	$(357)	$23,206
Non-U.S. corporate	2,161	260	(1)	2,420	1,906	53	(76)	1,883
State and municipal	3,086	598	(15)	3,669	3,320	367	(54)	3,633
Mortgage and asset-backed	3,117	116	(4)	3,229	3,325	51	(54)	3,322
Government and agencies	1,391	126	—	1,516	1,314	62	(20)	1,357
Equity	10,025	—	—	10,025	107	—	—	107
Total	$42,816	$5,736	$(31)	$48,521	$31,277	$2,792	$(561)	$33,508

The estimated fair values of investment securities at December 31, 2019 increased since December 31, 2018, primarily due to decreases in market yields and the classification of our remaining equity interest in Baker Hughes within investment securities. We elected to account for our remaining Baker Hughes interest and a promissory note receivable at fair value. At December 31, 2019, the fair value of our interest in Baker Hughes was $9,888 million.

Net unrealized gains (losses) for equity securities, which are recorded in Other income within continuing operations, were $800 million (including a gain of $793 million related to our interest in Baker Hughes), $(8) million and an insignificant amount for the years ended December 31, 2019, 2018 and 2017, respectively.

Proceeds from debt and equity securities sales, early redemptions by issuers and principal payments on the Baker Hughes promissory note totaled $7,967 million, $3,222 million and $3,240 million for the years ended December 31, 2019, 2018, and 2017, respectively. Gross realized gains on investment securities were $115 million, $249 million and $243 million, and gross realized losses and impairments were $(203) million, $(41) million and $(24) million for the years ended 2019, 2018 and 2017, respectively. These realized losses included $(132) million related to the Wabtec sale as of December 31, 2019.

Gross unrealized losses of $(11) million and $(20) million are associated with debt securities with a fair value of $724 million and $274 million that have been in a loss position for less than 12 months and 12 months or more, respectively, at December 31, 2019. Gross unrealized losses of $(310) million and $(251) million are associated with debt securities with a fair value of $7,048 million, and $3,856 million that have been in a loss position for less than 12 months and 12 months or more, respectively, at December 31, 2018.

GE 2019 FORM 10-K 77

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contractual maturities of investments in available-for-sale debt securities (excluding mortgage and asset-backed securities) at December 31, 2019 are as follows:

(In millions)	Amortized cost	Estimated fair value

Due
Within one year	$514	$527
After one year through five years	2,615	2,766
After five years through ten years	6,614	7,599
After ten years	19,932	24,374

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

In addition to the equity securities described above, we hold $517 million and $542 million of equity securities without readily determinable fair value at December 31, 2019 and December 31, 2018, respectively that are classified in All other assets in our consolidated Statement of Financial Position. We initially recognize these assets at cost and have recorded insignificant fair value increases, net of impairment, to earnings for the years ended December 31, 2019 and 2018, respectively and cumulatively, based on observable transactions.

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

	Consolidated		GE
December 31 (In millions)	2019	2018	2019	2018

Power	$4,689	$4,652	$3,289	$2,270
Renewable Energy	2,306	1,938	1,749	1,475
Aviation(a)	3,249	1,483	2,867	1,145
Healthcare	2,105	2,431	1,379	1,260
Corporate	246	238	223	205
Customer receivables	12,594	10,742	9,507	6,355
Sundry receivables	5,049	4,573	5,247	4,569
Allowance for losses	(874)	(670)	(872)	(662)
Total current receivables	$16,769	$14,645	$13,883	$10,262
(a) Increase in Aviation segment is primarily driven by receivables from Boeing due to 737 MAX temporary fleet grounding, with balance of $1,397 million as of December 31, 2019.

Current sundry receivables include supplier advances, revenue sharing programs receivables, other non-income based tax receivables, certain intercompany balances that eliminate upon consolidation and deferred purchase price. The deferred purchase price represents our retained risk with respect to current customer receivables sold to third parties through one of the receivable facilities. The balance of the deferred purchase price held by GE Capital at December 31, 2019 and 2018, was $421 million and $468 million, respectively.

Sales of GE current customer receivables. GE sales of customer receivables to GE Capital or third parties are made on arm's length terms and any discount related to time value of money is recognized by GE when the customer receivables are sold. As of December 31, 2019 and 2018, GE sold approximately 51% and 66%, respectively, of its gross customer receivables to GE Capital or third parties. The performance of sold current receivables is similar to the performance of our other GE current receivables; delinquencies are not expected to be significant. Any difference between the carrying value of receivables sold and total cash collected is recognized as financing costs by GE in Interest and other financial charges in our consolidated Statement of Earnings (Loss). Costs of $515 million and $616 million were recognized during the years ended December 31, 2019 and 2018, respectively.

GE 2019 FORM 10-K 78

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity related to customer receivables sold by GE is as follows:

(In millions)	GE Capital		Third Parties	GE Capital		Third Parties
	2019			2018

Balance at January 1	$4,386		$7,880	$9,656		$5,710
GE sales to GE Capital	40,988		—	50,318		—
GE sales to third parties	—		6,370	—		5,481
GE Capital sales to third parties	(28,073)		28,073	(30,904)		30,904
Collections and other	(14,621)		(35,567)	(25,414)		(34,216)
Reclassification from long-term customer receivables	407		—	731		—
Balance at December 31	$3,087	(a)	$6,757	$4,386	(a)	$7,880
(a) At December 31, 2019 and 2018, $539 million and $1,380 million, respectively, of the current receivables purchased and retained by GE Capital, had been sold by GE to GE Capital with recourse (i.e., GE retains all or some risk of default). The effect on GE cash flows from operating activities (CFOA) of claims by GE Capital on receivables sold with recourse has been insignificant for the years ended December 31, 2019 and 2018.

When GE sells customer receivables to GE Capital or third parties it accelerates the receipt of cash that would otherwise have been collected from customers. In any given period, the amount of cash received from sales of customer receivables compared to the cash GE would have otherwise collected had those customer receivables not been sold represents the cash generated or used in the period relating to this activity. Sales to GE Capital impact GE CFOA, while sales to third parties impact both GE and Consolidated CFOA. The impact of selling fewer customer receivables to GE Capital and those subsequently sold by GE Capital to third parties, including the effect of business dispositions, decreased GE’s CFOA by $2,099 million, $3,401 million and $138 million in the years ended December 31, 2019, 2018 and 2017, respectively.

LONG-TERM RECEIVABLES. In certain circumstances, GE provides customers, primarily within our Power, Renewable Energy and Aviation businesses, with extended payment terms for the purchase of new equipment, purchases of upgrades and spare parts for our long-term service agreements. These long-term customer receivables are initially recorded at present value and have an average remaining duration of approximately three years and are included in All other assets in the consolidated Statement of Financial Position.

	Consolidated		GE
December 31 (In millions)	2019	2018	2019	2018

Long-term customer receivables	$906	$1,442	$506	$559
Long-term sundry receivables	1,504	1,180	1,834	1,519
Allowance for losses	(128)	(145)	(128)	(145)
Total long-term receivables	$2,282	$2,477	$2,212	$1,933

Long-term sundry receivables include supplier advances, revenue sharing programs receivables, other non-income based tax receivables and certain intercompany balances that eliminate upon consolidation.

Sales of GE long-term customer receivables. Through the second quarter of 2018, sales of long-term customer receivables were primarily made to GE Capital, while subsequently, GE has sold an insignificant amount to third parties to transfer economic risk during both the years ended December 31, 2019 and 2018. Activity related to long-term customer receivables purchased by GE Capital is as follows:

GE Capital December 31 (In millions)	2019	2018

Balance at January 1	$883	$1,947
GE sales to GE Capital	—	134
Sales, collections, accretion and other	(75)	(468)
Reclassification to current customer receivables	(407)	(731)
Balance at December 31(a)	$400	$883
(a) At December 31, 2019 and 2018, $312 million and $628 million, respectively, of long-term customer receivables purchased and retained by GE Capital, had been sold by GE to GE Capital with recourse (i.e., GE retains all or some risk of default). The effect on GE CFOA of claims by GE Capital on receivables sold with recourse have been insignificant for the years ended December 31, 2019 and 2018.

Similar to sales of current customer receivables, sales of long-term customer receivables can result in cash generation or use in our Statements of Cash Flows. The impact from the sale of long-term customer receivables to GE Capital, including those subsequently sold by GE Capital to third parties, decreased GE’s CFOA by $585 million, $878 million and increased GE's CFOA by $250 million in the years ended December 31, 2019, 2018 and 2017, respectively.

GE 2019 FORM 10-K 79

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNCONSOLIDATED RECEIVABLES FACILITIES. GE Capital has two revolving receivables facilities, with a total program size of $4,300 million, under which customer receivables purchased from GE are sold to third parties. In one of the facilities, upon the sale of receivables, we receive proceeds of cash and deferred purchase price and the Company’s remaining risk with respect to the sold receivables is limited to the balance of the deferred purchase price. In December 2018, we renegotiated the terms of this receivables facility. Effective January 2019, sales of receivables to the third-party purchasers and creation of deferred purchase price occur monthly rather than daily. As a result, both non-cash increases to the deferred purchase price and cash payments received on the deferred purchase price declined in 2019. In the other facility, upon the sale of receivables, we receive proceeds of cash only and therefore the Company has no remaining risk with respect to the sold receivables. Activity related to these facilities is included in GE Capital sales to third parties line in the sales of GE current customer receivables table above and is as follows:

For the years ended December 31 (In millions)	2019	2018

Customer receivables sold to receivables facilities	$21,695	$23,984
Total cash purchase price for customer receivables	21,202	18,040
Cash collections re-invested to purchase customer receivables	18,012	15,095

Non-cash increases to deferred purchase price	$257	$5,272
Cash payments received on deferred purchase price	303	5,192

CONSOLIDATED SECURITIZATION ENTITIES. GE Capital consolidates three VIEs that purchased customer receivables and long-term customer receivables from GE. At December 31, 2019 and 2018, these VIEs held current customer receivables of $2,080 million and $2,141 million and long-term customer receivables of $375 million and $678 million, respectively that were funded through the issuance of non-recourse debt to third parties. At December 31, 2019 and 2018, the outstanding debt under their respective debt facilities was $1,655 million and $1,875 million, respectively.

NOTE 5. FINANCING RECEIVABLES AND ALLOWANCES

	Consolidated		GE Capital
December 31 (In millions)	2019	2018	2019	2018

Loans, net of deferred income	$1,098	$5,118	$4,927	$10,834
Investment in financing leases, net of deferred income	2,070	2,639	2,070	2,822
	3,168	7,757	6,996	13,656
Allowance for losses	(33)	(58)	(17)	(28)
Financing receivables – net	$3,134	$7,699	$6,979	$13,628

Consolidated finance lease income was $173 million, $275 million and $274 million for the years ended December 31, 2019, 2018 and 2017, respectively.

NET INVESTMENT IN FINANCING LEASES	Total financing leases		Direct financing and sales type leases(a)		Leveraged leases
December 31 (In millions)	2019	2018	2019	2018	2019	2018

Total minimum lease payments receivable	$1,628	$2,719	$799	$1,421	$829	$1,298
Less principal and interest on third-party non-recourse debt	(216)	(474)	—	—	(216)	(474)
Net minimum lease payments receivable	1,412	2,245	799	1,421	613	824
Less deferred income	(178)	(329)	(139)	(286)	(39)	(43)
Discounted lease receivable	1,234	1,916	660	1,135	574	781
Estimated unguaranteed residual value of leased assets, net of deferred income	835	906	412	420	423	486
Investment in financing leases, net of deferred income(b)	$2,070	$2,822	$1,072	$1,556	$997	$1,266

(a) Included $506 million and $399 million investment in sales type leases at December 31, 2019 and 2018, respectively.
(b) See Note 15 for deferred tax amounts related to financing leases.

CONTRACTUAL MATURITIES, DUE IN (In millions)	2020	2021	2022	2023	2024	Thereafter	Total

Total loans	$3,832	$511	$238	$113	$93	$140	$4,927
Net minimum lease payments receivable	303	270	194	281	198	166	1,412

We expect actual maturities to differ from contractual maturities, primarily as a result of prepayments.

GE 2019 FORM 10-K 80

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We manage our GE Capital financing receivables portfolio using delinquency and nonaccrual data as key performance indicators. At December 31, 2019, 4.2%, 2.9% and 6.1% of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively, with the vast majority of nonaccrual financing receivables secured by collateral. At December 31, 2018, 2.4%, 1.8% and 0.9% of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively.

GE Capital financing receivables that comprise receivables purchased from GE are reclassified to either Current receivables or All other assets in the consolidated Statement of Financial Position. To the extent these receivables are purchased with full or limited recourse, they are excluded from the delinquency and nonaccrual data above. See Note 4 for further information.

NOTE 6. INVENTORIES

December 31 (In millions)	2019	2018

Raw materials and work in process	$8,771	$8,057
Finished goods	5,333	5,746
Total inventories	$14,104	$13,803

NOTE 7. PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES

	Depreciable lives-new	Original Cost		Net Carrying Value
December 31 (Dollars in millions)	(in years)	2019	2018	2019	2018

Land and improvements	8	$608	$700	$596	$673
Buildings, structures and related equipment	8-40	7,824	8,455	3,875	4,083
Machinery and equipment	4-20	20,082	19,425	8,360	8,048
Leasehold costs and manufacturing plant under construction	1-10	2,165	2,646	1,539	2,024
GE		$30,680	$31,225	$14,370	$14,828

Land and improvements, buildings, structures and related equipment	1-40	149	$153	29	$32
Equipment leased to others (ELTO)
Aircraft	15-20	35,507	36,476	21,414	22,201
Engines	15-20	4,113	3,234	3,283	2,489
Helicopters	15-20	5,474	5,230	4,709	4,660
All other	15-35	237	209	214	128
GE Capital(a)		$45,480	$45,302	$29,649	$29,510

Eliminations		(972)	(909)	(729)	(728)
Total		$75,187	$75,618	$43,290	$43,611
(a) Included $1,539 million and $1,397 million of original cost of assets leased to GE with accumulated amortization of $(251) million and $(241) million at December 31, 2019 and 2018, respectively.

Consolidated depreciation and amortization related to property, plant and equipment was $4,026 million, $4,419 million and $4,332 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization of GE Capital ELTO was $2,019 million, $2,089 million and $2,190 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Noncancellable future rentals due from customers for equipment on operating leases at December 31, 2019, are as follows:

(In millions)	2020	2021	2022	2023	2024	Thereafter	Total

	$2,982	$2,625	$2,258	$1,820	$1,647	$5,652	$16,985

Operating lease income on our ELTO was $3,804 million, $4,075 million, and $4,144 million for the years ended December 31, 2019, 2018, and 2017, respectively, and comprises fixed lease income of $3,045 million, $3,243 million and $3,395 million and variable lease income of $759 million, $832 million and $748 million, respectively.

Operating Lease Assets and Liabilities. Our ROU assets and lease liabilities for operating leases were $2,896 million and $3,162 million, respectively, as of December 31, 2019. Substantially all of our operating leases have remaining lease terms of 12 years or less, some of which may include options to extend.

OPERATING LEASE EXPENSE (In millions)	2019	2018	2017

Long-term (fixed)	$834	$966	$1,003
Long-term (variable)	136	177	231
Short-term	206	133	131
Total operating lease expense	$1,176	$1,276	$1,365

GE 2019 FORM 10-K 81

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MATURITY OF LEASE LIABILITIES (In millions)	2020	2021	2022	2023	2024	Thereafter	Total

Undiscounted lease payments	$766	$655	$561	$465	$375	$914	$3,737
Less: imputed interest							(575)
Total lease liability as of December 31, 2019							$3,162

SUPPLEMENTAL INFORMATION RELATED TO OPERATING LEASES (Dollars in millions)

Operating cash flows used for operating leases for the year ended December 31, 2019	$888
Right-of-use assets obtained in exchange for new lease liabilities for the year ended December 31, 2019	$746
Weighted-average remaining lease term at December 31, 2019	6.9 years
Weighted-average discount rate at December 31, 2019	4.9%

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

CHANGES IN GOODWILL BALANCES
		2018				2019
(In millions)	Balance at December 31, 2017	Dispositions and classifications to held for sale	Impairments	Currency exchange and other	Balance at December 31, 2018	Dispositions and classifications to held for sale	Impairments	Currency exchange and other	Balance at December 31, 2019

Power	$20,855	$(1,903)	$(18,443)	$(369)	$139	$—	$—	$6	$145
Renewable Energy	7,626	(3)	(2,859)	(35)	4,730	—	(1,486)	46	3,290
Aviation	10,008	(12)	—	(158)	9,839	—	—	20	9,859
Healthcare	17,306	(21)	—	(58)	17,226	(5,558)	—	59	11,728
Capital(a)	984	—	—	(80)	904	(39)	—	(26)	839
Corporate(b)	2,042	(81)	(833)	9	1,136	—	—	(262)	873
Total	$58,821	$(2,020)	$(22,136)	$(691)	$33,974	$(5,597)	$(1,486)	$(157)	$26,734

(a) Capital balance at December 31, 2019 is our GE Capital Aviation Services (GECAS) business.
(b) Corporate balance at December 31, 2019 is our Digital business.

Goodwill balances decreased primarily as a result of transferring our BioPharma business within our Healthcare segment to held for sale and goodwill impairments at our Hydro and Grid Solutions equipment and services reporting units within our Renewable Energy segment.

In the second quarter of 2019, we reorganized our Grid Solutions reporting unit in our Power segment by separating our Grid Solutions software business from the Grid Solutions reporting unit. Our Grid Solutions software business was then moved into Corporate and combined with our Digital business. In addition, the remaining Grid Solutions reporting unit (now referred to as Grid Solutions equipment and services) was moved into our Renewable Energy segment as a separate reporting unit. As a result, we allocated goodwill between Grid Solutions software and the Grid Solutions equipment and services reporting units based on the relative fair values of each business. This resulted in $1,618 million of goodwill transferring from our Power segment to our Renewable Energy segment and our Digital business within Corporate in the amounts of $744 million and $874 million, respectively.

As a consequence of separating the two businesses, the Grid Solutions equipment and services reporting unit’s fair value was below its carrying value. Therefore, we conducted step two of the goodwill impairment test for this reporting unit using a current outlook.
In performing the second step, we identified unrecognized intangible assets primarily related to internally developed technology and trade name. The combination of these unrecognized intangibles, adjustments to the carrying value of other assets and liabilities, and reduced reporting unit fair value calculated in step one, resulted in an implied fair value of goodwill below the carrying value of goodwill for the Grid Solutions equipment and services reporting unit. Therefore, we recorded a non-cash goodwill impairment loss of $744 million in Goodwill impairments in our consolidated Statement of Earnings (Loss). We determined the fair value of the Grid Solutions equipment and services reporting unit using a combination of the market and income approaches. After the impairment charge, there is no remaining goodwill associated with our Grid Solutions equipment and services reporting unit.

Further, in the second quarter of 2019, a portion of goodwill recorded at Corporate associated with our Digital acquisitions that was previously allocated to our Renewable Energy, Aviation and Healthcare segments in purchase accounting and for goodwill testing purposes was reflected in these segments in the table above.

GE 2019 FORM 10-K 82

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the third quarter of 2019, we performed our annual impairment test. Based on the results of this test, the fair values of each of our reporting units exceeded their carrying values except for our Hydro reporting unit within our Renewable Energy segment. The Hydro reporting unit continued to experience declines in order growth and increased project costs which resulted in downward revisions to our current and projected earnings and cash flows for this business. Therefore, we performed a step two analysis which resulted in a non-cash goodwill impairment loss of $742 million. We determined the fair value of the Hydro reporting unit using the income approach. We recorded the impairment loss in Goodwill impairments in our consolidated Statement of Earnings (Loss). After the impairment charge, there is no remaining goodwill associated with our Hydro reporting unit. All of the goodwill in this reporting unit was previously recorded as a result of the Alstom acquisition.

Subsequent to this year's third quarter testing, and in order to improve alignment of our annual goodwill impairment testing and strategic planning processes, we changed our annual testing date from the third quarter to the fourth quarter. Therefore, we retested the goodwill at each of our reporting units in the fourth quarter of 2019. Based on the results of this test, the fair value of all our reporting units exceeded their carrying values.

We continue to monitor the operating results and cash flow forecasts of our Additive reporting unit in our Aviation segment as the fair value of this reporting unit was not significantly in excess of its carrying value. At December 31, 2019, our Additive reporting unit had goodwill of $1,116 million.

We also continue to evaluate strategic options to accelerate the further reduction in the size of GE Capital, some of which could have a material charge depending on the timing, negotiated terms and conditions of any agreements, including $839 million of goodwill.

In 2018, we recognized a total non-cash goodwill impairment loss of $22,136 million in our Power Generation, Grid Solutions, and Hydro reporting units in our Power and Renewable Energy segments.

Determining the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.

	2019			2018
INTANGIBLE ASSETS SUBJECT TO AMORTIZATION December 31 (In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Customer-related(a)	$6,770	$(3,070)	$3,701	$7,107	$(2,768)	$4,341
Patents and technology	8,180	(3,730)	4,450	9,166	(3,973)	5,192
Capitalized software	5,822	(3,651)	2,171	5,951	(3,643)	2,308
Trademarks & other	737	(406)	332	818	(481)	337
Total	$21,510	$(10,857)	$10,653	$23,041	$(10,865)	$12,178
(a) Balance includes payments made to our customers, primarily within our Aviation business.

Intangible assets decreased in the fourth quarter of 2019, primarily as a result of amortization, impairments, and the transfer of BioPharma within our Healthcare segment to held for sale of $542 million. Consolidated amortization expense was $1,569 million, $2,163 million and $1,862 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Included within amortization expense for the years ended December 31, 2019 and December 31, 2018 were non-cash impairment charges recorded in Corporate and in our Power segment for $103 million and $428 million, respectively. We determined the fair value of these intangible assets using an income approach. These charges were recorded in Selling, general, and administrative expenses in our consolidated Statement of Earnings (Loss).

Estimated Consolidated annual pre-tax amortization for intangible assets over the next five calendar years are as follows:

ESTIMATED 5 YEAR CONSOLIDATED AMORTIZATION (In millions)	2020	2021	2022	2023	2024

Estimated annual pre-tax amortization	$1,358	$1,274	$1,173	$1,081	$1,107

During 2019, we recorded additions to intangible assets subject to amortization of $664 million with a weighted-average amortizable period of 5.4 years, including capitalized software of $555 million, with a weighted-average amortizable period of 5.2 years.

GE 2019 FORM 10-K 83

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. CONTRACT AND OTHER DEFERRED ASSETS & PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract and other deferred assets decreased $629 million in 2019. Our long-term service agreements decreased primarily due to billings of $11,508 million and a net unfavorable change in estimated profitability of $124 million at Power and $49 million at Aviation, offset by revenues recognized of $11,082 million.

December 31, 2019 (In millions)	Power	Aviation	Renewable Energy	Healthcare	Other	Total

Revenues in excess of billings	$5,342	$4,996	$—	$—	$—	$10,338
Billings in excess of revenues	(1,561)	(3,719)	—	—	—	(5,280)
Long-term service agreements(a)	$3,781	$1,278	$—	$—	$—	$5,058
Short-term and other service agreements	190	316	43	169	—	717
Equipment contract revenues(b)	2,508	82	1,217	324	106	4,236
Total contract assets	6,478	1,675	1,260	492	106	10,011

Deferred inventory costs(c)	943	287	1,677	359	—	3,267
Nonrecurring engineering costs(d)	44	2,257	47	35	8	2,391
Customer advances and other(e)	—	1,165	—	—	(32)	1,133
Contract and other deferred assets	$7,465	$5,384	$2,985	$886	$82	$16,801

December 31, 2018 (In millions)

Revenues in excess of billings	$5,368	$5,412	$—	$—	$—	$10,780
Billings in excess of revenues	(1,693)	(3,297)	—	—	—	(4,989)
Long-term service agreements(a)	$3,675	$2,115	$—	$—	$—	$5,790
Short-term and other service agreements	167	272	—	251	—	690
Equipment contract revenues(b)	2,761	80	1,174	320	64	4,400
Total contract assets	6,603	2,468	1,174	571	64	10,880

Deferred inventory costs(c)	1,003	673	1,267	360	5	3,309
Nonrecurring engineering costs(d)	43	1,916	85	34	17	2,095
Customer advances and other(e)	—	1,146	—	—	—	1,146
Contract and other deferred assets	$7,650	$6,204	$2,525	$966	$87	$17,431

(a)
Included amounts due from customers at Aviation for the sales of engines, spare parts and services, which we will collect through higher usage-based fees from servicing equipment under long-term service agreements, totaling $1,712 million and $1,562 million as of December 31, 2019 and 2018, respectively. The corresponding discount is recorded within liabilities as Deferred income and amounted to $308 million and $310 million as of December 31, 2019 and 2018, respectively.

(b)
Included are amounts due from customers at Power for the sale of services upgrades, which we collect through incremental fixed or usage-based fees from servicing the equipment under long-term service agreements, totaling $909 million and $886 million as of December 31, 2019 and 2018, respectively.

(c)
Represents cost deferral for shipped goods (such as components for wind turbine assemblies within our Renewable Energy segment) and labor and overhead costs on time and material service contracts (primarily originating in Power and Aviation) and other costs for which the criteria for revenue recognition has not yet been met.

(d)
Included costs incurred prior to production (such as requisition engineering) for equipment production contracts, primarily within our Aviation segment, which are allocated ratably to each unit produced.

(e)
Included advances to and amounts due from customers at Aviation for the sale of engines, spare parts and services, which we will collect through incremental fees for goods and services to be delivered in future periods, totaling $986 million and $950 million as of December 31, 2019 and 2018, respectively. The corresponding discount is recorded within liabilities as Deferred income and amounted to $256 million and $223 million as of December 31, 2019 and 2018, respectively.

PROGRESS COLLECTIONS & DEFERRED INCOME. Progress collections represent cash received from customers under ordinary commercial payment terms in advance of delivery. Progress collections on equipment contracts primarily comprise milestone payments received from customers prior to the manufacture and delivery of customized equipment orders. Other progress collections primarily comprise down payments from customers to reserve production slots for standardized inventory orders such as advance payments from customers when they place orders for wind turbines and blades within our Renewable Energy segment and payments from airframers and airlines for install and spare engines, respectively, within our Aviation segment.

Progress collections and deferred income increased $1,456 million in 2019 primarily due to milestone payments received primarily at Aviation and Renewable Energy. These increases were partially offset by the timing of revenue recognition in excess of new collections received, primarily at Healthcare and Power.

Revenues recognized for contracts included in liability position at the beginning of the year were $11,020 million and $14,960 million for the year ended December 31, 2019 and 2018, respectively.

GE 2019 FORM 10-K 84

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 (In millions)	Power	Aviation	Renewable Energy	Healthcare	Other	Total

Progress collections on equipment contracts	$5,857	$115	$1,268	$—	$—	$7,240
Other progress collections	413	4,748	4,193	305	189	9,849
Total progress collections	$6,270	$4,863	$5,461	$305	$189	$17,089
Deferred income(a)	49	1,528	284	1,647	98	3,606
GE Progress collections and deferred income	$6,319	$6,391	$5,745	$1,952	$287	$20,694

December 31, 2018 (In millions)

Progress collections on equipment contracts	$5,536	$114	$1,325	$—	$—	$6,975
Other progress collections	691	4,034	3,557	299	201	8,783
Total progress collections	$6,227	$4,148	$4,883	$299	$201	$15,758
Deferred income(a)	112	1,338	260	1,692	79	3,480
GE Progress collections and deferred income	$6,339	$5,486	$5,143	$1,991	$280	$19,239

(a)	Included in this balance are finance discounts associated with customer advances at Aviation of $564 million and $533 million as of December 31, 2019 and 2018, respectively.

NOTE 10. ALL OTHER ASSETS

December 31 (In millions)	2019	2018

Equity method and other investments (Notes 3 and 26)	$4,015	$4,003
Long-term receivables (Note 4)	2,212	1,933
Prepaid taxes and deferred charges	1,480	1,763
Derivative instruments (Note 21)	211	30
Other	481	849
Total GE	$8,399	$8,578

Equity method and other investments (Notes 3 and 26)	$2,227	$3,097
GECAS pre-delivery payments (Note 23)	2,934	3,086
Assets held for sale	2,294	2,762
Derivative instruments (Note 21)	529	175
Other	664	748
Total GE Capital	$8,648	$9,869
Eliminations	(586)	(90)
Total Consolidated	$16,461	$18,357

GE 2019 FORM 10-K 85

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. BORROWINGS

December 31 (Dollars in millions)		2019		2018

		Amount	Average Rate	Amount	Average Rate
Commercial paper		$3,008	1.62%	$3,005	1.64%
Current portion of long-term borrowings		766	0.36	60	4.02
Current portion of long-term borrowings assumed by GE		5,473	3.71	4,207	3.76
Other		1,832		2,081
Total GE short-term borrowings		$11,079		$9,354

Current portion of long-term borrowings		11,226	3.01%	3,984	2.00%
Intercompany payable to GE		2,104		2,684
Other		804		1,015
Total GE Capital short-term borrowings		$14,134		$7,684

Eliminations		(3,140)		(4,262)
Total short-term borrowings		$22,072		$12,776

	Maturities	Amount	Average Rate	Amount	Average Rate
Senior notes	2022-2044	$14,762	2.11%	$20,387	2.28%
Senior notes assumed by GE	2021-2054	23,024	4.17	29,218	4.30
Subordinated notes assumed by GE	2021-2037	2,871	3.68	2,836	3.64
Other		324		417
Total GE long-term borrowings		$40,980		$52,858

Senior notes	2021-2042	$25,371	3.66%	$35,105	3.49%
Subordinated notes		178		165
Intercompany payable to GE		17,038		19,828
Other		626		885
Total GE Capital long-term borrowings		$43,213		$55,982

Eliminations		(17,038)		(19,892)
Total long-term borrowings		$67,155		$88,949
Non-recourse borrowings of consolidated securitization entities	2020-2021	1,655	1.34%	1,875	2.05%
Total borrowings		$90,882		$103,599

At December 31, 2019, the outstanding GE Capital borrowings that had been assumed by GE as part of the GE Capital Exit Plan was $31,368 million ($5,473 million short term and $25,895 million long term), for which GE has an offsetting Receivable from GE Capital of $19,142 million. The difference of $12,226 million ($3,369 million in short-term borrowings and $8,857 million in long-term borrowings) represents the amount of borrowings GE Capital had funded with available cash to GE via intercompany loans in lieu of GE issuing borrowings externally. In 2019, GE repaid $1,523 million of maturing intercompany loans from GE Capital.

At December 31, 2019, total GE borrowings of $32,917 million comprised GE-issued borrowings of $20,691 million and intercompany loans from GE Capital to GE of $12,226 million as described above.

GE has provided a full and unconditional guarantee on the payment of the principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GE Capital. At December 31, 2019, the Guarantee applies to $34,683 million of GE Capital debt.

On September 30, 2019, GE completed a tender offer to purchase $4,846 million in aggregate principal amount of certain senior unsecured debt, comprising $1,250 million of 4.500% Notes due 2044, $1,144 million of 4.125% Notes due 2042, €992 million ($1,101 million equivalent) of 2.125% Notes due 2037, €784 million ($870 million equivalent) of 1.500% Notes due 2029, €374 million ($415 million equivalent) of 1.875% Notes due 2027, and €59 million ($66 million equivalent) of 1.250% Notes due 2023. The total cash consideration paid for these purchases was $5,031 million and the total carrying amount of the purchased notes was $4,787 million, resulting in a loss of $255 million (including $12 million of accrued fees and other costs associated with the tender) which was recorded in Interest and other financial charges in the GE Statement of Earnings (Loss). In addition to the purchase price, GE paid any accrued and unpaid interest on the purchased notes through the date of purchase.

Non-recourse borrowings of consolidated securitization entities included $1,569 million and $225 million of current portion of long-term borrowings at December 31, 2019 and 2018, respectively. See Notes 4 and 22 for further information.

See Note 21 for further information about borrowings and associated interest rate swaps.

GE 2019 FORM 10-K 86

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt maturities over the next five years follow.

(In millions)	2020		2021	2022	2023	2024

GE excluding assumed debt	$766		$47	$4,994	$1,360	$773
GE Capital debt assumed by GE(a)	5,473		4,685	1,954	2,842	918
GE Capital other debt	11,226	(b)	1,930	2,215	2,418	117

(a)
Of these maturities, $3,369 million, $442 million, zero, zero and $528 million for 2020, 2021, 2022, 2023 and 2024 respectively, were effectively transferred to GE through intercompany loans with right of offset.

(b)	Fixed and floating rate notes of $443 million contain put options with exercise dates in 2020, which have final maturity beyond 2024.

NOTE 12. INSURANCE LIABILITIES AND ANNUITY BENEFITS
Insurance liabilities and annuity benefits comprise mainly obligations to annuitants and insureds in our run-off insurance operations.

December 31, 2019 (In millions)	Long-term care insurance contracts	Structured settlement annuities & life insurance contracts	Other contracts	Other adjustments(a)	Total

Future policy benefit reserves	$16,755	$9,511	$183	$5,655	$32,104
Claim reserves(b)	4,238	252	1,125		5,615
Investment contracts(c)	—	1,136	1,055	—	2,191
Unearned premiums and other	30	196	96	—	322
	21,023	11,095	2,459	5,655	40,232
Eliminations	—	—	(406)	—	(406)
Total	$21,023	$11,095	$2,053	$5,655	$39,826

December 31, 2018 (In millions)

Future policy benefit reserves	$16,029	$9,495	$169	$2,247	$27,940
Claim reserves(b)	3,917	230	1,178	—	5,324
Investment contracts(c)	—	1,239	1,149	—	2,388
Unearned premiums and other	34	205	103	—	342
	19,980	11,169	2,599	2,247	35,994
Eliminations	—	—	(432)	—	(432)
Total	$19,980	$11,169	$2,167	$2,247	$35,562

(a)
To the extent that unrealized gains on specific investment securities supporting our insurance contracts would result in a premium deficiency should those gains be realized, an increase in future policy benefit reserves is recorded, with an after-tax reduction of net unrealized gains recognized through Other comprehensive income in our consolidated Statement of Earnings (Loss).

(b)
Other contracts included claim reserves of $342 million and $346 million related to short-duration contracts at Electric Insurance Company, net of eliminations, at December 31, 2019 and December 31, 2018, respectively.

(c)	Investment contracts are contracts without significant mortality or morbidity risks.

We annually perform premium deficiency testing in the aggregate across our run-off insurance portfolio. We performed this year’s testing in the third quarter of 2019, consistent with our historical practice prior to 2017 when we reconstructed our claim cost curves. These procedures included updating experience studies since our last test completed in the fourth quarter of 2018, independent actuarial analysis and review of industry benchmarks. As we experienced a premium deficiency in 2018, our 2019 premium deficiency testing started with a zero margin and, accordingly, any net adverse development would result in a future charge to earnings. Using our most recent future policy benefit reserve assumptions, including changes to our assumptions related to discount rate and future premium rate increases, as described below, we identified a premium deficiency resulting in a $972 million non-cash pre-tax charge to earnings in the third quarter 2019.

GE 2019 FORM 10-K 87

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Claim reserve activity included incurred claims of $1,873 million, $2,106 million and $2,020 million, of which $(36) million, $(46) million and $135 million related to the recognition of adjustments to prior year claim reserves arising from our periodic reserve evaluation in the years ended December 31, 2019, 2018 and 2017, respectively. Paid claims were $1,626 million, $1,937 million and $1,670 million in the years ended December 31, 2019, 2018 and 2017, respectively. The vast majority of paid claims relate to prior year insured events primarily as a result of the length of time long-term care policyholders remain on claim.

When insurance companies cede insurance risk to third parties, such as reinsurers, they are not relieved of their primary obligation to policyholders and cedents. When losses on ceded risks give rise to claims for recovery, we establish allowances for probable losses on such receivables from reinsurers as required. The vast majority of our remaining net reinsurance recoverables are secured by assets held in a trust for which we are the beneficiary. Reinsurance recoverables, net of allowances of $1,355 million and $1,090 million, are included in Other GE Capital receivables in our consolidated Statement of Financial Position, and amounted to $2,416 million and $2,271 million at December 31, 2019 and December 31, 2018, respectively.

We recognize reinsurance recoveries as a reduction of Insurance losses and annuity benefits in our consolidated Statement of Earnings (Loss). Reinsurance recoveries were $362 million, $324 million and $454 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Statutory accounting practices, not GAAP, determine the required statutory capital levels of our insurance legal entities and, therefore, may affect the amount or timing of capital contributions that may be required from GE Capital to its insurance legal entities. Statutory accounting practices are set forth by the National Association of Insurance Commissioners (NAIC) as well as state laws, regulation and general administrative rules and differ in certain respects from GAAP. The 2018 and 2019 premium deficiency results described above were recorded on a GAAP basis. The adverse impact on our statutory additional actuarial reserves (AAR) arising from our revised assumptions in 2017, including the collectability of reinsurance recoverables, is expected to require GE Capital to contribute approximately $14,500 million additional capital to its run-off insurance operations in 2018-2024. For statutory accounting purposes, the Kansas Insurance Department (KID), approved our request for a permitted accounting practice to recognize the 2017 AAR increase over a seven-year period. GE Capital provided capital contributions to its insurance subsidiaries of $2,000 million, $1,900 million and $3,500 million in the first quarters of 2020, 2019 and 2018, respectively. GE Capital expects to provide further capital contributions of approximately $7,000 million through 2024 subject to ongoing monitoring by KID. GE is a party to capital maintenance agreements with its run-off insurance subsidiaries whereby GE will maintain their statutory capital levels at 300% of their year-end Authorized Control Level risk-based capital requirements as defined from time to time by the NAIC.

GE 2019 FORM 10-K 88

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. POSTRETIREMENT BENEFIT PLANS
PENSION BENEFITS AND RETIREE HEALTH AND LIFE BENEFITS.
We sponsor a number of pension and retiree health and life insurance benefit plans that we present in three categories, principal pension plans, other pension plans and principal retiree benefit plans. Smaller pension plans with pension assets or obligations less than $50 million and other retiree benefit plans are not presented. We use a December 31 measurement date for these plans.

Principal pension plans represent the GE Pension Plan and the GE Supplementary Pension Plan. The GE Pension Plan is a defined benefit plan that covers approximately 245,500 retirees and beneficiaries, approximately 97,000 vested former employees and approximately 31,500 active employees. This plan has been closed to new participants since 2012.

The GE Supplementary Pension Plan is an unfunded plan that provides supplementary benefits to higher-level, longer-service employees. The GE Supplementary Pension Plan annuity benefit has been closed to new participants since 2011 and has been replaced by an installment benefit.

Other pension plans in 2019 included 44 U.S. and non-U.S. pension plans with pension assets or obligations greater than $50 million which cover approximately 57,000 retirees and beneficiaries, approximately 54,000 vested former employees and approximately 22,000 active employees. Principal retiree benefit plans provide health and life insurance benefits to certain eligible participants, and these participants share in the cost of the healthcare benefits. Principal retiree benefit plans cover approximately 176,000 retirees and dependents.

In October 2019, we approved changes to our principal pension plans. The GE Pension Plan benefits for approximately 20,000 employees with salaried benefits will be frozen effective January 1, 2021, and thereafter these employees will receive increased company contributions in the company sponsored defined contribution plan in lieu of participation in a defined benefit plan. As a result, we recognized a non-cash pre-tax curtailment loss of $298 million in the fourth quarter of 2019 as non-operating benefit costs. In addition, the GE Supplementary Pension Plan benefits for approximately 700 employees who became executives before 2011 will be frozen effective January 1, 2021, and thereafter these employees will accrue the installment benefit currently offered to new executives since 2011. The change in the GE Supplementary Pension Plan reduced the projected benefit obligation by $297 million and has been treated as a plan amendment that is being amortized over future periods.

As result, we remeasured the pension assets and obligations for the principal pension plans as of October 1, 2019, which resulted in a net actuarial loss of $4,735 million, which was recorded in Accumulated other comprehensive income. The net actuarial loss was primarily due to a reduction in the discount rate since December 31, 2018, offset by our asset performance up to the remeasurement date and the impact of the freeze for the GE Pension Plan.

Finally, we offered approximately 100,000 former U.S. employees with a vested benefit in the GE Pension Plan a limited-time option to take a lump sum distribution in lieu of future monthly payments. In December 2019, lump sum distributions of $2,657 million were made from the GE Pension Trust.

At December 31, 2019, we completed our annual year-end measurement of the funded status of the principal pension plans which resulted in a net actuarial gain of $3,898 million which was recorded in Accumulated Other Comprehensive Income. The net actuarial gain was primarily due to the impact of the lump-sum distributions, an increase in the discount rate since the remeasurement date, asset performance in the fourth quarter and updated mortality assumptions.

For the year ended December 31, 2019, we recognized a net actuarial loss of $837 million which is a result of a $4,735 million net actuarial loss from remeasurement as of October 1, 2019 and a $3,898 million net actuarial gain from our annual year-end measurement.
GE 2019 FORM 10-K 89

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COST OF OUR BENEFITS PLANS AND ASSUMPTIONS
	2019			2018			2017
(Dollars in millions)	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit

Components of expense (income)
Service cost - operating	$654	$246	$58	$888	$323	$63	$1,055	$542	$94
Interest cost	2,780	542	202	2,658	548	196	2,856	561	224
Expected return on plan assets	(3,428)	(1,144)	(21)	(3,248)	(1,285)	(29)	(3,390)	(1,176)	(36)
Amortization of net actuarial loss (gain)	3,439	319	(118)	3,785	312	(79)	2,812	418	(80)
Amortization of prior service cost (credit)	135	3	(232)	143	(9)	(230)	290	(5)	(171)
Curtailment / settlement loss (gain)(a)	349	13	(38)	34	1	—	64	24	4
Non-operating	3,275	(267)	(207)	3,372	(433)	(142)	2,632	(178)	(59)
Net periodic expense (income)	$3,929	$(21)	$(149)	$4,260	$(110)	$(79)	$3,687	$364	$35
Weighted-average assumptions used to determine benefit obligations
Discount rate	3.36%	1.97%	3.05%	4.34%	2.75%	4.12%	3.64%	2.41%	3.43%
Compensation increases	2.95	3.16	3.75	3.60	3.16	3.60	3.55	3.09	3.55
Initial healthcare trend rate(b)	N/A	N/A	5.90	N/A	N/A	6.00	N/A	N/A	6.00
Weighted-average assumptions used to determine benefit cost
Discount rate(c)	4.07	2.75	4.12	3.64	2.41	3.43	4.11	2.55	3.75
Expected rate of return on plan assets	6.75	6.76	7.00	6.75	6.75	7.00	7.50	6.75	7.00
(a) For 2019, principal pension principally the curtailment loss due to GE Pension Plan freeze announced in October 2019.
(b) For 2019, ultimately declining to 5% for 2030 and thereafter.
(c) Weighted average 2019 discount rate for principal pension was 4.07%. Discount rate was 4.34% for January 1, 2019 through September 30, 2019 and then changed to 3.24% for the remainder of 2019 due to the remeasurement of the plans for the U.S. pension changes announced in October 2019.

The components of net periodic benefit costs, other than the service cost component, are included in Non-operating benefit costs in our consolidated Statement of Earnings (Loss).

GE 2019 FORM 10-K 90

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PLAN FUNDED STATUS AND AMOUNTS RECORDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
	2019						2018
(in millions)	Principal pension		Other pension		Principal retiree benefit		Principal pension		Other pension		Principal retiree benefit
Change in benefit obligations
Balance at January 1	$68,500		$21,091		$5,153		$74,985		$23,066		$6,006
Service cost	654		246		58		888		323		63
Interest cost	2,780		542		202		2,658		548		196
Participant contributions	77		29		61		90		37		60
Plan amendments	(42)	(a)	(17)		(23)		—		82		—
Actuarial loss (gain)	7,073	(b)	2,422	(e)	275	(e)	(6,263)	(e)	(879)	(e)	(593)	(f)
Benefits paid	(3,788)		(1,043)		(533)		(3,729)		(1,002)		(569)
Curtailments	(838)		(32)		(33)		—		(11)		—
Settlements	(2,657)	(c)	—		—		—		—		—
Acquisitions (dispositions) / other - net	(3)		(1,030)		—		(129)		(90)		(10)
Exchange rate adjustments	—		713		—		—		(983)		—
Balance at December 31	$71,756	(d)	$22,921		$5,160	(g)	$68,500	(d)	$21,091		$5,153	(g)
Change in plan assets
Balance at January 1	50,009		17,537		362		50,361		19,306		518
Actual gain (loss) on plan assets	8,694		2,229		57		(2,996)		(245)		(17)
Employer contributions	298		716		342		6,283		475		370
Participant contributions	77		29		61		90		37		60
Benefits paid	(3,788)		(1,043)		(533)		(3,729)		(1,002)		(569)
Settlements	(2,657)	(c)	—		—		—		—		—
Acquisitions (dispositions) / other - net	—		(1,030)		—		—		(185)		—
Exchange rate adjustments	—		704		—		—		(849)		—
Balance at December 31	$52,633		$19,142		$289		$50,009		$17,537		$362
Funded status - deficit(h)	$19,123		$3,779		$4,871		$18,491		$3,554		$4,791
Amounts recorded in the consolidated Statement of Financial Position
Non-current assets - other	—		475		—		—		746		—
Current liabilities - other	(296)		(123)		(355)		(280)		(117)		(378)
Non-current liabilities - compensation and benefits	(18,827)		(4,131)		(4,516)		(18,211)		(4,183)		(4,413)
Net amount recorded	$(19,123)		$(3,779)		$(4,871)		$(18,491)		$(3,554)		$(4,791)
Amounts recorded in Accumulated other comprehensive income (loss)
Prior service cost (credit)	67		(16)		(2,376)		596		7		(2,584)
Actuarial loss (gain)	7,961		4,665		(833)		10,430		3,740		(1,196)
Total recorded in Accumulated other comprehensive income (loss)	$8,028		$4,649		$(3,209)		$11,026		$3,747		$(3,780)

(a)	GE Supplementary Pension Plan amendment for the U.S. pension changes announced in October 2019 offset by other plan amendments adopted in 2019.

(b)	Principally associated with discount rate changes offset by impact of the one-time lump sum payments.

(c)	Payments made to former employees from the GE Pension Trust for the one-time lump sum payments.

(d)	The PBO for the GE Supplementary Pension Plan, which is an unfunded plan, was $6,691 million and $6,110 million at year-end 2019 and 2018, respectively.

(e)	Principally associated with discount rate changes.

(f)	Principally due to discount rate changes and favorable cost trends.

(g)	The benefit obligation for retiree health plans was $3,306 million and $3,425 million at December 31, 2019 and 2018, respectively.

(h)
Total unfunded status for principal pension plan, other pension plans and principal retiree benefit plans was $27,773 million and $26,836 million at December 31, 2019 and 2018, respectively. Of these amounts, $14,340 million and $13,292 million at December 31, 2019 and 2018, respectively, related to plans that are not subject to regulatory funding requirements and the benefits for these plans are funded as they become due.

GE 2019 FORM 10-K 91

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASSUMPTIONS USED IN CALCULATIONS. We determine the discount rate using the weighted-average yields on high-quality fixed-income securities that have maturities consistent with the timing of benefit payments. Lower discount rates increase the size of the benefit obligation and generally increase pension expense in the following year; higher discount rates reduce the size of the benefit obligation and generally reduce subsequent-year pension expense.

The compensation assumption is used to estimate the annual rate at which pay of plan participants will grow. If the rate of growth assumed increases, the size of the pension obligations will increase, as will the amount recorded in Accumulated other comprehensive income (loss) in our consolidated Statement of Financial Position and amortized into earnings in subsequent periods.

The expected return on plan assets is the estimated long-term rate of return that will be earned on the investments used to fund the pension obligations. To determine this rate, we consider the composition of our plan investments, our historical returns earned, and our expectations about the future. Based on our analysis, we have assumed a 6.75% long-term expected return on GE Pension Plan assets for cost recognition in 2019 and 2018. This is a reduction from the 7.50% we assumed in 2017.

The healthcare trend assumptions apply to our pre-65 retiree medical plans. Our post-65 retiree plan has a fixed subsidy and therefore is not subject to healthcare inflation.

We evaluate these assumptions annually. We evaluate other assumptions periodically, such as retirement age, mortality and turnover, and update them as necessary to reflect our actual experience and expectations for the future. Differences between our actual results and what we assumed are recorded in Accumulated other comprehensive income each period. These differences are amortized into earnings over the remaining average future service of active participating employees or the expected life of inactive participants, as applicable.

THE COMPOSITION OF OUR PLAN ASSETS. The fair value of our pension plans' investments is presented below. The inputs and valuation techniques used to measure the fair value of these assets are described in Note 1 and have been applied consistently.

	2019		2018
(In millions)	Principal pension	Other pension	Principal pension	Other pension

Global equity	$6,826	$3,484	$6,015	$4,323
Debt securities
Fixed income and cash investment funds	4,398	8,089	2,069	6,320
U.S. corporate(a)	8,025	365	8,734	397
Other debt securities(b)	6,076	424	5,264	472
Real estate	2,309	140	2,218	175
Private equities and other investments	23	452	557	369
Total	27,657	12,954	24,857	12,056
Plan assets measured at net asset value
Global equity	14,616	1,450	12,558	1,228
Debt securities	3,744	914	6,400	883
Real estate	1,167	1,930	1,261	1,704
Private equities and other investments	5,449	1,894	4,933	1,666
Total plan assets at fair value	$52,633	$19,142	$50,009	$17,537

(a)	Primarily represented investment-grade bonds of U.S. issuers from diverse industries.

(b)	Primarily represented investments in residential and commercial mortgage-backed securities, non-U.S. corporate and government bonds and U.S. government, federal agency, state and municipal debt.

GE Pension Plan investments with a fair value of $2,838 million and $2,990 million in 2019 and 2018, respectively, were classified within Level 3 and primarily relate to real estate. The remaining investments were substantially all considered Level 1 and 2. Other pension plans investments with a fair value of $105 million and $116 million in 2019 and 2018, respectively, were classified within Level 3. Principal retiree benefit plan investments with a fair value of $289 million and $362 million at December 31, 2019 and 2018, respectively, comprised global equity and debt securities which are considered Level 1 and 2. There were no Level 3 principal retiree benefit plan investments held in 2019 and 2018. Plan assets that were measured at fair value using NAV as practical expedient were excluded from the fair value hierarchy.

ASSET ALLOCATION OF PENSION PLANS	2019 Target allocation		2019 Actual allocation
	Principal Pension	Other Pension (weighted average)	Principal Pension	Other Pension (weighted average)

Global equity	30.0 - 47.0%	23%	41%	27%
Debt securities (including cash equivalents)	21.0 - 65.0	55	42	51
Real estate	3.5 - 13.5	9	7	11
Private equities & other investments	6.0 - 16.0	13	10	11

GE 2019 FORM 10-K 92

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GE securities represented 0.6% and 0.5% of the GE Pension Trust assets at December 31, 2019 and 2018, respectively. The GE Pension Plan has a broadly diversified portfolio of investments in equities, fixed income, private equities and real estate; these investments are both U.S. and non-U.S. in nature. The plan utilizes derivatives to implement investment strategies as well as for hedging asset and liability risks. As of December 31, 2019, no sector concentration of assets exceeded 15% of total GE Pension Plan assets.

OUR FUNDING POLICY. Our policy for funding the GE Pension Plan is to contribute amounts sufficient to meet minimum funding requirements under employee benefit and tax laws. We may decide to contribute additional amounts beyond this level. We made contributions of $6,000 million to the GE Pension Plan in 2018. Our 2018 contributions satisfied our minimum ERISA funding requirement of $1,500 million and the remaining $4,500 million was a voluntary contribution to the plan. This voluntary contribution was sufficient to satisfy our minimum ERISA funding requirement for 2019 and 2020. In October 2019, we announced our intent to contribute approximately $4,000 million to $5,000 million to the GE Pension Plan in 2020. We expect this amount to equal our estimated future minimum ERISA funding requirements at least through 2022.

We expect to pay approximately $305 million for benefit payments under our GE Supplementary Pension Plan and administrative expenses of our principal pension plans and expect to contribute approximately $500 million to other pension plans in 2020. We fund retiree health benefits on a pay-as-you-go basis and the retiree life insurance trust at our discretion. We expect to contribute approximately $360 million in 2020 to fund such benefits.

EXPECTED FUTURE BENEFIT PAYMENTS OF OUR BENEFIT PLANS (In millions)	Principal pension	Other pension	Principal retiree benefit

2020	$3,795	$1,030	$495
2021	3,875	1,005	475
2022	3,930	1,015	455
2023	3,965	1,035	435
2024	3,980	1,050	415
2025 - 2029	19,965	5,550	1,775

DEFINED CONTRIBUTION PLAN. We have a defined contribution plan for eligible U.S. employees that provides discretionary contributions. Defined contribution costs were $355 million, $410 million and $460 million for the years ended December 31, 2019, 2018, and 2017, respectively.

COST OF POSTRETIREMENT BENEFIT PLANS AND CHANGES IN OTHER COMPREHENSIVE INCOME
For the years ended December 31	2019			2018			2017
(In millions, pre-tax)	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit

Cost (income) of postretirement benefit plans	$3,929	$(21)	$(149)	$4,260	$(110)	$(79)	$3,687	$364	$35
Changes in other comprehensive income
Prior service cost (credit) - current year	(42)	(17)	(23)	—	82	—	—	—	(8)
Actuarial loss (gain) - current year	971	1,252	240	(111)	464	(543)	474	(639)	(128)
Reclassifications out of AOCI
Curtailment / settlement gain (loss)	(353)	(12)	4	(45)	(2)	—	(64)	(20)	(4)
Amortization of net actuarial gain (loss)	(3,439)	(319)	118	(3,785)	(312)	79	(2,812)	(418)	80
Amortization of prior service credit (cost)	(135)	(3)	232	(143)	9	230	(290)	5	171
Total changes in other comprehensive income	(2,998)	901	571	(4,084)	241	(234)	(2,692)	(1,072)	111
Cost of postretirement benefit plans and changes in other comprehensive income	$931	$880	$422	$176	$131	$(313)	$995	$(708)	$146

GE 2019 FORM 10-K 93

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. CURRENT AND ALL OTHER LIABILITIES

December 31 (In millions)	2019	2018

Sales allowances, equipment projects and other commercial liabilities	$5,203	$5,255
Product warranties (Note 23)	1,371	1,346
Employee compensation and benefit liabilities	5,114	5,138
Taxes payable	1,349	503
Environmental, health and safety liabilities (Note 23)	330	204
Due to GE Capital	1,080	1,578
Other	2,385	2,422
Other GE current liabilities	16,833	16,444
Eliminations	(1,080)	(1,578)
Consolidated other GE current liabilities	$15,753	$14,866

Sales allowances, equipment projects and other commercial liabilities	4,422	5,136
Product warranties (Note 23)	793	846
Uncertain tax positions and related liabilities	2,585	3,404
Alstom legacy legal matters (Note 23)	875	889
Environmental, health and safety liabilities (Note 23)	2,154	1,968
Redeemable noncontrolling interests (Note 16)	439	378
Derivative instruments (Note 21)	171	328
Other	1,349	1,931
GE all other liabilities	$12,787	$14,881

Aircraft maintenance reserve, sales deposits and other commercial liabilities	2,900	2,585
Interest payable	1,189	1,458
Uncertain tax positions and other taxes payable	394	1,646
Derivative instruments (Note 21)	31	258
Other	525	1,615
GE Capital other liabilities	$5,040	$7,562
Eliminations	(1,244)	(1,605)
Consolidated all other liabilities	$16,583	$20,839
Total	$32,336	$35,705

NOTE 15. INCOME TAXES
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

(BENEFIT) PROVISION FOR INCOME TAXES (In millions)	2019	2018	2017

Current tax expense (benefit)	$2,551	$1,743	$2,405
Deferred tax expense (benefit) from temporary differences	(1,242)	(1,276)	1,088
Total GE	1,309	467	3,493
Current tax expense (benefit)	(720)	596	(1,008)
Deferred tax expense (benefit) from temporary differences	138	(970)	(5,294)
Total GE Capital	(582)	(374)	(6,302)
Current tax expense (benefit)	1,831	2,339	1,397
Deferred tax expense (benefit) from temporary differences	(1,104)	(2,245)	(4,205)
Total consolidated	$726	$93	$(2,808)

CONSOLIDATED EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES (In millions)	2019	2018	2017

U.S. earnings	$506	$(9,861)	$(17,918)
Non-U.S. earnings	643	(11,126)	6,573
Total	$1,149	$(20,987)	$(11,345)

GE 2019 FORM 10-K 94

CONSOLIDATED (BENEFIT) PROVISION FOR INCOME TAXES (In millions)	2019	2018	2017

U.S. Federal
Current	$146	$1,019	$(734)
Deferred	(1,266)	(3,144)	(3,625)
Non - U.S.
Current	2,008	1,132	1,820
Deferred	106	1,197	(429)
Other	(267)	(111)	160
Total	$726	$93	$(2,808)

INCOME TAXES PAID (RECOVERED) (In millions)	2019	2018	2017

GE	$2,183	$1,803	$2,700
GE Capital	45	65	(264)
Total(a)	$2,228	$1,868	$2,436
(a) Includes tax payments reported in discontinued operations.

RECONCILIATION OF U.S. FEDERAL STATUTORY INCOME TAX RATE TO ACTUAL INCOME TAX RATE	Consolidated			GE			GE Capital
	2019	2018	2017	2019	2018	2017	2019	2018	2017

U.S. federal statutory income tax rate	21.0%	21.0%	35.0%	21.0%	21.0%	35.0%	21.0%	21.0%	35.0%
Increase (reduction) in rate resulting from inclusion of after-tax earnings of GE Capital in before-tax earnings of GE	—	—	—	8.8	(0.5)	(43.2)	—	—	—
Tax on global activities including exports	91.0	(5.0)	30.3	86.5	(5.0)	34.6	8.1	3.2	12.2
U.S. business credits(a)	(22.5)	2.6	4.3	(9.1)	0.4	1.5	21.9	120.0	3.2
Goodwill impairments	26.0	(21.5)	(7.8)	23.5	(21.4)	(7.3)	—	—	(3.8)
Tax Cuts and Jobs Act enactment	0.2	(0.2)	(39.8)	7.9	0.5	(89.6)	15.2	(36.5)	3.1
All other – net(b)(c)(d)	(52.5)	2.7	2.8	(35.6)	2.8	5.2	23.1	(8.0)	0.2
	42.2	(21.4)	(10.2)	82.0	(23.2)	(98.8)	68.3	78.7	14.9
Actual income tax rate	63.2%	(0.4)%	24.8%	103.0%	(2.2)%	(63.8)%	89.3%	99.7%	49.9%

(a)	U.S. general business credits, primarily the credit for energy produced from renewable sources and the credit for research performed in the U.S.

(b)
Included, for each period, the expense or benefit for Other taxes reported above in the consolidated (benefit) provision for income taxes, net of 21.0% federal effect for the years ended December 31, 2019 and 2018 and 35.0% federal effect for the year ended December 31, 2017.

(c)
For the year ended December 31, 2019, included (12.5)% and (11.3)% in consolidated and GE, respectively, related to the disposition of the Digital ServiceMax business. For the year ended December 31, 2018, included 2.8% and 2.8% in consolidated and GE, respectively, related to deductible stock losses. Included in 2017 is 5.6% and 11.7% in consolidated and GE, respectively, related to the disposition of the Water business. Also included in 2017 is (3.1)% and (6.4)% in consolidated and GE, respectively, related to losses on planned dispositions.

(d)
For the year ended December 31, 2019, included (32.9)%, (27.9)% and 3.5% in consolidated, GE and GE Capital, respectively for the resolution of the IRS audit of our consolidated U.S. income tax returns for 2012-2013.

U.S. TAX REFORM. On December 22, 2017, the U.S. enacted legislation commonly known as the Tax Cuts and Jobs Act (U.S. tax reform) that lowered the statutory tax rate on U.S. earnings to 21%, taxes historic foreign earnings at a reduced rate of tax, establishes a territorial tax system and enacts new taxes associated with global operations.

The impact of enactment of U.S. tax reform was recorded in 2017 on a provisional basis as the legislation provided for additional guidance to be issued by the U.S. Department of the Treasury on several provisions including the computation of the transition tax. This amount was adjusted in both 2018 and 2019 based on guidance issued during each of these years. Additional guidance may be issued after 2019 and any resulting effects will be recorded in the quarter of issuance. Additionally, as part of U.S. tax reform, the U.S. has enacted a minimum tax on foreign earnings (global intangible low tax income). We have not made an accrual for the deferred tax aspects of this provision.

GE 2019 FORM 10-K 95

With the enactment of U.S. tax reform, we recorded, for the year ended December 31, 2017, tax expense of $4,512 million to reflect our provisional estimate of both the transition tax on historic foreign earnings ($1,155 million including $2,925 million at GE and $(1,770) million at GE Capital) and the revaluation of deferred taxes ($3,357 million including $1,980 million at GE and $1,377 million at GE Capital). For the year ended December 31, 2018, we finalized our provisional estimate of the enactment of U.S. tax reform and recorded an additional tax expense of $41 million. For the year ended December 31, 2019, we recorded an additional tax expense of $2 million based on the issuance in January 2019 of final regulations on the transition tax on historic foreign earnings. The cash impact of the transition tax on historic foreign earnings was largely offset by accelerated use of deductions and tax credits and was substantially incurred with the filing of the 2017 tax return with no amount subject to the deferred payment provision provided under law.

UNRECOGNIZED TAX POSITIONS. Annually, we file over 4,100 income tax returns in almost 300 global taxing jurisdictions. We are under examination or engaged in tax litigation in many of these jurisdictions. The Internal Revenue Service (IRS) is currently auditing our consolidated U.S. income tax returns for 2014-2015. In June 2019, the IRS completed the audit of our consolidated U.S. income tax returns for 2012-2013, which resulted in a decrease in our balance of unrecognized tax benefits (i.e., the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements). The Company recognized a resulting non-cash continuing operations tax benefit of $378 million plus an additional net interest benefit of $107 million. Of these amounts, GE recorded $355 million of tax benefits and $98 million of net interest benefits and GE Capital recorded $23 million of tax benefits and $9 million of net interest benefits. GE Capital recorded an additional non-cash benefit in discontinued operations of $332 million of tax benefits and $46 million of net interest benefits. See Note 2 for further information. As previously disclosed, the United Kingdom tax authorities disallowed interest deductions claimed by GE Capital for the years 2007-2015 that could result in a potential impact of approximately $1 billion, which includes a possible assessment of tax and reduction of deferred tax assets, not including interest and penalties. We are contesting the disallowance. We comply with all applicable tax laws and judicial doctrines of the United Kingdom and believe that the entire benefit is more likely than not to be sustained on its technical merits. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months were:

UNRECOGNIZED TAX BENEFITS December 31 (Dollars in millions)	2019	2018

Unrecognized tax benefits	$4,169	$5,563
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	2,701	4,265
Accrued interest on unrecognized tax benefits	722	934
Accrued penalties on unrecognized tax benefits	195	182
Reasonably possible reduction to the balance of unrecognized tax benefits in succeeding 12 months	0-700	0-1,300
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-650	0-1,200
(a) Some portion of such reduction may be reported as discontinued operations.

UNRECOGNIZED TAX BENEFITS RECONCILIATION (In millions)	2019	2018

Balance at January 1	$5,563	$5,449
Additions for tax positions of the current year	403	300
Additions for tax positions of prior years	500	945
Reductions for tax positions of prior years(a)	(1,927)	(905)
Settlements with tax authorities	(155)	(64)
Expiration of the statute of limitations	(214)	(162)
Balance at December 31	$4,169	$5,563

(a)	For 2019, reductions included $710 million related to the completion of the 2012-2013 IRS audit and $442 million related to the deconsolidation of Baker Hughes.

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as provision for income taxes. For the years ended December 31, 2019, 2018 and 2017, $(93) million, $127 million and $143 million of interest expense (income), respectively, and $20 million, $(7) million and $7 million of tax expense (income) related to penalties, respectively, were recognized in our consolidated Statement of Earnings (Loss).

DEFERRED INCOME TAXES. We have not provided deferred taxes on cumulative net earnings of non-U.S. affiliates and associated companies of approximately $40 billion that have been reinvested indefinitely. Given U.S. tax reform, substantially all of our prior unrepatriated earnings were subject to U.S. tax and accordingly we expect to have the ability to repatriate available non-U.S. cash without additional federal tax cost, and any foreign withholding tax on a repatriation to the U.S. would potentially be partially offset by a U.S. foreign tax credit. However, because most of these earnings have been reinvested in active non-U.S. business operations, as of December 31, 2019, we have not decided to repatriate these earnings to the U.S. It is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

GE 2019 FORM 10-K 96

DEFERRED INCOME TAXES December 31 (In millions)	2019	2018

GE	$12,807	$14,479
GE Capital	5,124	6,214
Total assets	17,931	20,693
GE	(4,618)	(4,302)
GE Capital	(3,424)	(4,278)
Eliminations	—	4
Total liabilities	(8,042)	(8,576)
Net deferred income tax asset (liability)	$9,889	$12,117

COMPONENTS OF THE NET DEFERRED INCOME TAX ASSET (LIABILITY) December 31 (In millions)	2019	2018

Principal pension plans	$4,016	$3,883
Other non-current compensation and benefits	2,206	2,431
Provision for expenses	1,990	2,208
Intangible assets	1,315	820
Retiree insurance plans	1,023	1,006
Non-U.S. loss carryforwards(a)	602	1,362
U.S. credit carryforwards(b)	74	74
Baker Hughes investment	(1,256)	721
Contract assets	(1,232)	(1,781)
Depreciation	(823)	(855)
Other – net(c)	274	307
GE	8,189	10,176
Operating leases	(2,218)	(2,690)
Financing leases	(477)	(599)
Intangible assets	(10)	(16)
Insurance company loss reserves	1,715	1,386
Non-U.S. loss carryforwards(a)	1,274	1,231
U.S. credit carryforwards(b)	785	2,491
Other – net(c)	631	133
GE Capital	1,700	1,936
Eliminations	—	4
Net deferred income tax asset (liability)	$9,889	$12,117

(a)
Net of valuation allowances of $4,801 million and $3,799 million for GE and $201 million and $767 million for GE Capital as of December 31, 2019 and 2018, respectively. Of the net deferred tax asset as of December 31, 2019 of $1,876 million, $3 million relates to net operating loss carryforwards that expire in various years ending from December 31, 2020 through December 31, 2022; $193 million relates to net operating losses that expire in various years ending from December 31, 2023 through December 31, 2039 and $1,680 million relates to net operating loss carryforwards that may be carried forward indefinitely.

(b)
Of the net deferred tax asset as of December 31, 2019 of $859 million for U.S. credit carryforwards, $74 million expires in the years ending December 31, 2030 through 2032 and $785 million expires in various years ending from December 31, 2036 through December 31, 2039.

(c) Included valuation allowances related to assets other than non-U.S. loss carryforwards of $1,897 million and $1,002 million for GE and $248 million and $131 million for GE Capital as of December 31, 2019 and 2018, respectively.

GE 2019 FORM 10-K 97

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. SHAREHOLDERS’ EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (In millions)	2019	2018	2017

Beginning balance	$(39)	$(102)	$674
Other comprehensive income (loss) (OCI) before reclassifications – net of deferred taxes of $32, $41 and $(335)(a)	141	87	(627)
Reclassifications from OCI – net of deferred taxes of $(11), $(6) and $(81)	(42)	(23)	(149)
Other comprehensive income (loss)	100	64	(776)
Less OCI attributable to noncontrolling interests	—	—	1
Investment securities ending balance	$61	$(39)	$(102)

Beginning balance	$(6,134)	$(4,661)	$(6,806)
OCI before reclassifications – net of deferred taxes of $(98), $29 and $(537)	41	(2,076)	846
Reclassifications from OCI – net of deferred taxes of $(9), $89 and $(543)(b)	1,234	412	1,333
Other comprehensive income (loss)	1,275	(1,664)	2,179
Less OCI attributable to noncontrolling interests	(40)	(192)	35
Currency translation adjustments ending balance	$(4,818)	$(6,134)	$(4,661)

Beginning balance	$13	$62	$12
OCI before reclassifications – net of deferred taxes of $6, $(26) and $31	(21)	(149)	171
Reclassifications from OCI – net of deferred taxes of $2, $4 and $(28)	58	98	(120)
Other comprehensive income (loss)	37	(51)	51
Less OCI attributable to noncontrolling interests	2	(2)	1
Cash flow hedges ending balance	$49	$13	$62

Beginning balance	$(8,254)	$(9,702)	$(12,469)
OCI before reclassifications – net of deferred taxes of $(355), $115 and $32	(1,820)	71	550
Reclassifications from OCI – net of deferred taxes of $852, $2,610 and $1,111	3,048	1,345	2,232
Other comprehensive income (loss)	1,228	1,416	2,782
Less OCI attributable to noncontrolling interests	(2)	(32)	15
Benefit plans ending balance	$(7,024)	$(8,254)	$(9,702)

Accumulated other comprehensive income (loss) at December 31	$(11,732)	$(14,414)	$(14,404)
(a) Included adjustments of $(2,693) million, $1,825 million and $(1,259) million in 2019, 2018 and 2017, respectively, related to insurance liabilities and annuity benefits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment security gains been realized. See Note 12 for further information.
(b) Currency translation gains and losses included $1,066 million, zero and $483 million in 2019, 2018 and 2017, respectively, in earnings (loss) from discontinued operations, net of taxes.

In 2016, we issued $5,694 million of GE Series D preferred stock, which are callable on January 21, 2021. In addition to Series D, $250 million of existing GE Series A, B and C preferred stock are also outstanding. The total carrying value of GE preferred stock at December 31, 2019 was $5,738 million and will increase to $5,944 million by the respective call dates through periodic accretion. Dividends on GE preferred stock are payable semi-annually in June and December and accretion is recorded on a quarterly basis. Dividends on GE preferred stock totaled $460 million, including cash dividends of $295 million, $447 million, including cash dividends of $295 million, and $436 million, including cash dividends of $295 million, for the years ended December 31, 2019, 2018 and 2017, respectively.

In conjunction with the 2016 exchange of GE Capital preferred stock into GE preferred stock, GE Capital issued preferred stock to GE for which the amount and terms mirrored the GE external preferred stock. In 2018, GE Capital and GE exchanged the existing Series D preferred stock issued to GE for new Series D preferred stock, which is mandatorily convertible into GE Capital Common stock on January 21, 2021. After this conversion, GE Capital will no longer pay preferred dividends to GE. The exchange of GE Capital Series D preferred stock has no impact on the GE Series D preferred stock, which remains callable for $5,694 million on January 21, 2021 or thereafter on dividend payment dates. Additionally, there were no changes to the existing Series A, B or C preferred stock issued to GE.

GE has 50.0 million authorized shares of preferred stock ($1.00 par value), of which 5,939,875, 5,939,875 and 5,939,875 shares are outstanding as of December 31, 2019, 2018 and 2017, respectively. GE’s authorized common stock consists of 13,200 million shares having a par value of $0.06 each, with 11,694 million shares issued. Under our share purchase programs we repurchased shares of 1.1 million, and 19.5 million, for a total of $10 million and $235 million for the years ended 2019 and 2018, respectively.

Noncontrolling interests in equity of consolidated affiliates amounted to $1,545 million and $20,500 million, including zero and $19,239 million attributable to Baker Hughes Class A shareholders at December 31, 2019 and 2018, respectively. See Note 2 for further information related to the Baker Hughes transaction. Net earnings (loss) attributable to noncontrolling interests were $33 million, $203 million and $(47) million in 2019, 2018 and 2017, respectively. Dividends attributable to noncontrolling interests were $(331) million, $(362) million and $(222) million in 2019, 2018 and 2017, respectively.

GE 2019 FORM 10-K 98

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Redeemable noncontrolling interests presented in All other liabilities in our consolidated Statement of Financial Position include common shares issued by our affiliates that are redeemable at the option of the holder of those interests and amounted to $439 million and $378 million as of December 31, 2019 and 2018, respectively. Net earnings (loss) attributable to redeemable noncontrolling interests was $33 million, $(291) million and $(320) million for the years ended December 31, 2019, 2018 and 2017, respectively. On October 2, 2018, we settled the redeemable noncontrolling interest balance associated with three joint ventures with Alstom for a payment amount of $3,105 million in accordance with contractual payment terms.

Common dividends from GE Capital to GE totaled zero, zero and $4,105 million (including cash dividends of $4,016 million) for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 17. SHARE-BASED COMPENSATION
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

Stock options provide employees the opportunity to purchase GE shares in the future at the market price of our stock on the date the award is granted (the strike price). The options become exercisable over the vesting period (typically three or five years) and expire 10 years from the grant date if not exercised. Restricted stock units (RSU) provide an employee with the right to receive shares of GE stock when the restrictions lapse over the vesting period. Upon vesting, each RSU is converted into GE common stock on a one-for-one basis. Performance share units (PSU) provide an employee with the right to receive shares of GE stock based upon achievement of certain performance or market metrics. Upon vesting (if applicable), each PSU is converted into GE common stock on a one-for-one basis. We value stock options using a Black-Scholes option pricing model, RSUs using market price on grant date, and PSUs using both market price on grant date and a Monte Carlo simulation as needed based on performance metrics.

WEIGHTED AVERAGE GRANT DATE FAIR VALUE	2019	2018	2017

Stock Options	$3.48	$3.00	$3.81
RSUs	10.12	13.96	24.89
PSUs	10.73	4.80	N/A

Key assumptions used in the Black Scholes valuation for stock options include: risk free rates of 2.5%, 2.8%, and 2.3%, dividend yields of 0.4%, 2.3%, and 3.3%, expected volatility of 33%, 32%, and 28%, expected lives of 6.0 years, 5.9 years, and 6.3 years, and strike prices of $10.00, $12.13, and $18.97 for 2019, 2018, and 2017, respectively.

STOCK-BASED COMPENSATION ACTIVITY	Stock Options				RSUs
	Shares (in millions)	Weighted average exercise price	Weighted average contractual term (in years)	Intrinsic value (in millions)	Shares (in millions)	Weighted average grant date fair value	Weighted average contractual term (in years)	Intrinsic value (in millions)

Outstanding at January 1, 2019	466	$19.59			29	$18.07
Spin-off adjustment (a)	17	N/A			1	N/A
Granted	34	10.00			16	10.12
Exercised	(7)	9.36			(15)	17.04
Forfeited	(11)	13.66			(3)	15.40
Expired	(41)	17.24			N/A	N/A
Outstanding at December 31, 2019	458	$18.66	4.6	$185	28	$13.29	1.4	$315
Exercisable at December 31, 2019	335	$21.03	3.1	$—	N/A	N/A	N/A	N/A
Expected to vest	113	$12.36	8.5	$165	26	$13.45	1.3	$285

(a)
In connection with the spin-off of GE Transportation and pursuant to the anti-dilution provisions of the 2007 Long Term Incentive Plan, the Company made adjustments to exercise price and the number of shares to preserve the intrinsic value of the awards prior to the separation. The adjustments to the stock-based compensation awards did not result in additional compensation expense.

Total outstanding PSUs at December 31, 2019 were 12 million shares with a weighted average fair value of $7.39. The intrinsic value and weighted average contractual term of PSUs outstanding were $128 million and 2.3 years, respectively.
GE 2019 FORM 10-K 99

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	2019	2018	2017

Compensation expense (after-tax)(a)(b)	$400	$336	$241
Cash received from stock options exercised	69	24	528
Intrinsic value of stock options exercised and RSUs vested	154	83	493

(a)	Unrecognized compensation cost related to unvested equity awards as of December 31, 2019 was $515 million, which will be amortized over a weighted average period of 1.1 years.

(b)	Income tax benefit recognized in earnings was $20 million, $40 million and $138 million in 2019, 2018, and 2017, respectively.

NOTE 18. EARNINGS PER SHARE INFORMATION

	2019		2018		2017
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic	Diluted	Basic

Earnings (loss) from continuing operations for per-share calculation	$416	$416	$(20,997)	$(20,997)	$(8,270)	$(8,270)
Preferred stock dividends	(460)	(460)	(447)	(447)	(436)	(436)
Earnings (loss) from continuing operations attributable to common shareholders for per-share calculation	$(45)	$(45)	$(21,445)	$(21,445)	$(8,706)	$(8,706)
Earnings (loss) from discontinued operations for per-share calculation	(5,396)	(5,396)	(1,372)	(1,372)	(251)	(251)
Net earnings (loss) attributable to GE common shareholders for per-share calculation	(5,440)	(5,440)	(22,809)	(22,809)	(8,944)	(8,944)

Shares of GE common stock outstanding	8,724	8,724	8,691	8,691	8,687	8,687
Employee compensation-related shares (including stock options) and warrants(a)	—	—	—	—	—	—
Total average equivalent shares	8,724	8,724	8,691	8,691	8,687	8,687

Earnings (loss) from continuing operations	$(0.01)	$(0.01)	$(2.47)	$(2.47)	$(1.00)	$(1.00)
Earnings (loss) from discontinued operations	(0.62)	(0.62)	(0.16)	(0.16)	(0.03)	(0.03)
Net earnings (loss)	(0.62)	(0.62)	(2.62)	(2.62)	(1.03)	(1.03)

Potentially dilutive securities(a)		450		420		119

(a) All outstanding stock awards are not included in the computation of diluted earnings per share because their effect was antidilutive due to the loss from continuing operations.

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of earnings per share pursuant to the two-class method. For the years ended December 31, 2019, 2018 and 2017, as a result of excess dividends in respect to the current period earnings, losses were not allocated to the participating securities.

Earnings-per-share amounts are computed independently for earnings (loss) from continuing operations, earnings (loss) from discontinued operations and net earnings (loss). As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net earnings.

NOTE 19. OTHER INCOME

(In millions)	2019	2018	2017

Purchases and sales of business interests(a)	$3	$1,234	$1,024
Licensing and royalty income	256	218	188
Associated companies	206	21	208
Net interest and investment income(b)	1,220	562	358
Other items	515	282	115
GE	2,200	2,317	1,893
Eliminations	22	4	189
Total	$2,222	$2,321	$2,083

(a)
Included a pre-tax gain of $224 million on the sale of ServiceMax partially offset by charges to the valuation allowance on businesses classified as held for sale of $245 million in 2019. Included pre-tax gains of $737 million on the sale of Distributed Power, $681 million on the sale of Value-Based Care and $267 million on the sale of Industrial Solutions, partially offset by charges to the valuation allowance on businesses classified as held for sale of $554 million in 2018. Included a pre-tax gain of $1,931 million on the sale of our Water business, partially offset by charges to the valuation allowance on businesses classified as held for sale of $1,000 million in 2017. See Note 2 for further information.

(b)
Included unrealized gain of $793 million related to our interest in Baker Hughes in 2019. Included interest income associated with customer advances of $143 million, $136 million and $105 million in 2019, 2018 and 2017, respectively. See Notes 1, 3 and 9.

GE 2019 FORM 10-K 100

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. FAIR VALUE MEASUREMENTS
RECURRING FAIR VALUE MEASUREMENTS. Our assets and liabilities measured at fair value on a recurring basis include investment securities mainly supporting obligations to annuitants and policyholders in our run-off insurance operations, derivatives, and our remaining equity interest in Baker Hughes.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS December 31 (In millions)
	Level 1		Level 2		Level 3(a)		Netting adjustment(d)		Net balance(b)
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018

Investment securities	$9,704	$88	$33,606	$29,408	$5,210	$4,013	$—	$—	$48,521	$33,508
Derivatives	—	—	2,561	2,197	11	8	(1,832)	(2,001)	740	205
Total assets	$9,704	$88	$36,167	$31,605	$5,221	$4,021	$(1,832)	$(2,001)	$49,261	$33,713

Derivatives	$—	$—	$834	$1,814	$19	$6	$(651)	$(1,234)	$202	$586
Other(c)	—	—	807	722	—	—	—	—	807	722
Total liabilities	$—	$—	$1,641	$2,535	$19	$6	$(651)	$(1,234)	$1,009	$1,308

(a)
Included debt securities classified within Level 3 of $3,977 million of U.S. corporate and $330 million of Government and agencies securities at December 31, 2019, and $3,498 million of U.S. corporate and $292 million of Government and agencies securities at December 31, 2018.

(b)	See Notes 3 and 21 for further information on the composition of our investment securities and derivative portfolios.

(c)	Primarily represents the liabilities associated with certain of our deferred incentive compensation plans.

(d)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk.

LEVEL 3 INSTRUMENTS. The majority of our Level 3 balances comprised debt securities classified as available-for-sale with changes in fair value recorded in other comprehensive income.

(In millions)	Balance at January 1	Net realized/unrealized gains(losses)(a)	Purchases(b)	Sales & Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at December 31

2019
Investment securities	$4,013	$399	$2,159	$(1,308)	$—	$(53)	$5,210
2018
Investment securities	$4,109	$(231)	$729	$(333)	$2	$(262)	$4,013

(a)	Primarily included net unrealized gains (losses) of $404 million and $(231) million in other comprehensive income for the years ended December 31, 2019 and December 31, 2018, respectively.

(b)	Included $975 million and $615 million of U.S. corporate debt securities for the years ended December 31, 2019 and 2018, respectively.

NONRECURRING FAIR VALUE MEASUREMENTS. The following table represents fair values (as measured at the time of the adjustment) for those assets remeasured to fair value on a nonrecurring basis during the fiscal year and were still held at December 31, 2019 and 2018.

	Remeasured during the years ended December 31
	2019		2018
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and financing receivables held for sale	$—	$21	$—	$47
Equity securities without readily determinable fair value and equity method investments	—	306	479	874
Long-lived assets	12	412	152	422
Goodwill	—	—	—	2,440
Total	$12	$739	$631	$3,783

GE 2019 FORM 10-K 101

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019 and 2018, certain Level 3 assets with recurring fair value measurements of $4,933 million and $3,893 million, respectively, and nonrecurring measurements of $377 million and $483 million, respectively, were valued using non-binding broker quotes or other third-party sources. These fair value measurements utilize a number of different unobservable inputs not subject to meaningful aggregation. In addition, certain equity securities without readily determinable fair value and equity method investments with a fair value totaling $36 million and $572 million at December 31, 2019 and 2018, respectively, were valued using the income approach, for which discount rates were determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rates would result in a decrease in the fair values. The range of discount rates used to price these investments was 12%-16%, with a weighted average of 15% and 6.5%-35%, with a weighted average of 8.9% at December 31, 2019 and 2018, respectively. Other Level 3 assets with recurring and nonrecurring fair value measurements are not material individually or in the aggregate.

NOTE 21. FINANCIAL INSTRUMENTS
The following table provides information about assets and liabilities not carried at fair value and excludes finance leases, equity securities without readily determinable fair value and non-financial assets and liabilities. Substantially all of these assets are considered to be Level 3 and the vast majority of our liabilities’ fair value are considered Level 2.

	December 31, 2019		December 31, 2018
(In millions)	Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value

Assets
Loans and other receivables	$4,113	$4,208	$8,811	$8,829
Liabilities
Borrowings (Note 11)	$90,882	$97,754	$103,599	$100,492
Investment contracts (Note 12)	2,191	2,588	2,388	2,630

Unlike the carrying amount, estimated fair value of borrowings included $1,106 million and $1,324 million of accrued interest at
December 31, 2019 and 2018, respectively.

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the above disclosures; such items include cash and equivalents, investment securities and derivative financial instruments.

DERIVATIVES AND HEDGING. Our policy requires that derivatives are used solely for managing risks and not for speculative purposes. Total gross notional was $98,018 million ($55,704 million in GE Capital and $42,314 million in GE) and $117,104 million ($79,082 million in GE Capital and $38,022 million in GE) at December 31, 2019 and 2018, respectively. GE Capital notional relates primarily to managing interest rate and currency risk between financial assets and liabilities, and GE notional relates primarily to managing currency risk.

GE and GE Capital use cash flow hedges primarily to reduce or eliminate the effects of foreign exchange rate changes. In addition, GE Capital uses fair value hedges to hedge the effects of interest rate and currency changes on debt it has issued as well as net investment hedges to hedge investments in foreign operations. Both GE and GE Capital also use derivatives not designated as hedges from an accounting standpoint (and therefore we do not apply hedge accounting to the relationship) but otherwise serve the same economic purpose as other hedging arrangements. We use economic hedges when we have exposures to currency exchange risk for which we are unable to meet the requirements for hedge accounting or when changes in the carrying amount of the hedged item are already recorded in earnings in the same period as the derivative making hedge accounting unnecessary. Even though the derivative is an effective economic hedge, there may be a net effect on earnings in each period due to differences in the timing of earnings recognition between the derivative and the hedged item.

GE 2019 FORM 10-K 102

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below provides additional information about how derivatives are reflected in our financial statements. Derivative assets and liabilities are recorded at fair value exclusive of interest earned or owed on interest rate derivatives, which is presented separately in our consolidated Statement of Financial Position. Cash collateral and securities held as collateral represent assets that have been provided by our derivative counterparties as security for amounts they owe us (derivatives that are in an asset position).

	December 31, 2019			December 31, 2018
(In millions)	Gross Notional	All other assets	All other liabilities	Gross Notional	All other assets	All other liabilities

Interest rate contracts	$23,918	$1,636	$11	$22,904	$1,335	$23
Currency exchange contracts	7,044	99	46	7,854	175	114
Derivatives accounted for as hedges	$30,961	$1,734	$57	$30,758	$1,511	$138

Interest rate contracts	$3,185	$18	$12	$6,198	$28	$2
Currency exchange contracts	62,165	697	744	77,544	653	1,472
Other contracts	1,706	123	40	2,604	13	209
Derivatives not accounted for as hedges	$67,056	$838	$796	$86,346	$695	$1,682

Gross derivatives	$98,018	$2,572	$853	$117,104	$2,205	$1,820

Netting and credit adjustments		$(546)	$(546)		$(959)	$(967)
Cash collateral adjustments		(1,286)	(105)		(1,042)	(267)
Net derivatives recognized in Statement of Financial Position		$740	$202		$205	$586

Net accrued interest		$182	$1		$205	$1
Securities held as collateral		(469)	—		(235)	—
Net amount		$452	$203		$174	$587

Fair value of derivatives in our consolidated Statement of Financial Position excluded accrued interest. Cash collateral adjustments excluded excess collateral received and posted of $104 million and $603 million at December 31, 2019, respectively, and $3 million and $439 million at December 31, 2018, respectively. Securities held as collateral excluded excess collateral received with a fair value of $27 million and zero at December 31, 2019 and 2018, respectively.

FAIR VALUE HEDGES. We use derivatives to hedge the effects of interest rate and currency exchange rate changes on our borrowings. At December 31, 2019, the cumulative amount of hedging adjustments of $4,234 million (including $2,458 million on discontinued hedging relationships) was included in the carrying amount of the hedged liability of $54,723 million. At December 31, 2018, the cumulative amount of hedging adjustments of $3,255 million (including $2,731 million on discontinued hedging relationships) was included in the carrying amount of the hedged liability of $59,651 million. The cumulative amount of hedging adjustments was primarily recorded in long-term borrowings.

CASH FLOW HEDGES. We use cash flow hedging primarily to reduce or eliminate the effects of foreign exchange rate changes on purchase and sale contracts in our industrial businesses and to convert foreign currency debt that we have issued in our financial services business back to our functional currency. Changes in the fair value of cash flow hedges are recorded in Accumulated other comprehensive income (AOCI) in our consolidated Statement of Financial Position and recorded in earnings in the period in which the hedged transaction occurs. The gain (loss) recognized in AOCI was $25 million, $(154) million and $199 million for the years ended December 31, 2019, 2018 and 2017, respectively. The gain (loss) reclassified from AOCI to earnings was $(60) million, $(102) million and $149 million for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts were primarily related to currency exchange and interest rate contracts.

The total amount in AOCI related to cash flow hedges of forecasted transactions was a $110 million gain at December 31, 2019. We expect to reclassify $16 million of gain to earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. For the years ended December 31, 2019, 2018 and 2017, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At December 31, 2019, 2018 and 2017, the maximum term of derivative instruments that hedge forecasted transactions was 13 years, 14 years and 15 years, respectively.

NET INVESTMENT HEDGES. We invest in foreign operations that conduct their financial services activities in currencies other than the U.S. dollar. We hedge the currency risk associated with those investments primarily using non-derivative instruments such as debt denominated in a foreign currency and short-term currency exchange contracts under which we receive U.S. dollars and pay foreign currency. For these hedges, the portion of the fair value changes of the derivatives or debt instruments that relates to changes in spot currency exchange rates is recorded in a separate component of AOCI. The portion of the fair value changes of the derivatives related to differences between spot and forward rates is recorded in earnings each period. The amounts recorded in AOCI affect earnings if the hedged investment is sold, substantially liquidated, or control is lost.

GE 2019 FORM 10-K 103

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total gain (loss) recognized in AOCI on hedging instruments for the years ended December 31, 2019, 2018 and 2017 was $120 million, $646 million and $(1,852) million, respectively, comprising $(36) million, $162 million and $(277) million on currency exchange contracts and $156 million, $484 million and $(1,575) million on foreign currency debt, respectively. The total gain (loss) excluded from assessment and recognized in earnings was $27 million, $23 million and $19 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The carrying value of foreign currency debt designated as net investment hedges was $9,190 million, $12,458 million and $13,028 at
December 31, 2019, 2018 and 2017 respectively. The total reclassified from AOCI into earnings was $7 million, $(1) million and $125 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The table below presents the effect of our derivative financial instruments in the consolidated Statement of Earnings (Loss):

	2019					2018
(In millions)	Revenues	Cost of sales	Interest Expense	SG&A	Other Income	Revenues	Cost of sales	Interest Expense	SG&A	Other Income

Total amounts presented in the consolidated Statement of Earnings (Loss)	$95,214	$70,029	$4,227	$13,949	$2,222	$97,012	$72,818	$4,766	$14,643	$2,321

Total effect of cash flow hedges	$5	$(24)	$(37)	$(3)	$—	$(53)	$(10)	$(39)	$—	$—

Hedged items			$(1,276)					$617
Derivatives designated as hedging instruments			1,229					(724)
Total effect of fair value hedges			$(48)					$(107)

Interest rate contracts	$(24)	$—	$(50)	$—	$—	$(72)	$—	$(4)	$—	$—
Currency exchange contracts	180	(35)	—	(6)	(59)	(1,303)	(520)	—	—	(47)
Other	(2)	—	195	—	1	(1)	—	(95)	—	(10)
Total effect of derivatives not designated as hedges	$154	$(35)	$145	$(6)	$(58)	$(1,375)	$(520)	$(99)	$—	$(56)

COUNTERPARTY CREDIT RISK. Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions. We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our agreements) on an individual counterparty basis. Where we have agreed to netting of derivative exposures with a counterparty, we net our exposures with that counterparty and apply the value of collateral posted to us to determine the exposure. We actively monitor these net exposures against defined limits and take appropriate actions in response, including requiring additional collateral. Our exposures to counterparties (including accrued interest), net of collateral we held, was $368 million and $95 million at December 31, 2019 and 2018, respectively. Counterparties' exposures to our derivative liability (including accrued interest), net of collateral posted by us, was $159 million and $571 million at December 31, 2019 and 2018, respectively.

NOTE 22. VARIABLE INTEREST ENTITIES
In addition to the three VIEs detailed in Note 4, we have other consolidated VIEs with assets of $2,663 million and $2,321 million, and liabilities of $1,137 million and $1,611 million at December 31 2019 and 2018, respectively. The increase in consolidated VIE assets is primarily due to the formation of the aeroderivative JV described in Note 2. These entities have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities. Substantially all the assets of our consolidated VIEs at December 31, 2019 can only be used to settle the liabilities of those VIEs.

Our investments in unconsolidated VIEs were $1,937 million and $2,346 million, at December 31, 2019 and 2018, respectively. These investments are primarily owned by GE Capital businesses, $621 million and $1,670 million of which were owned by EFS, comprised of equity method investments, and $896 million and zero of which were owned by our run-off insurance operations, primarily comprising investment securities, at December 31, 2019 and 2018, respectively. The increase in investments in unconsolidated VIEs in our run-off insurance operations reflects implementation of our revised reinvestment plan which incorporates the introduction of strategic initiatives to invest in higher-yielding asset classes. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 23.

GE 2019 FORM 10-K 104

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. The GECAS business within our Capital segment has placed multiple-year orders for various Boeing, Airbus and other aircraft manufacturers with list prices approximating $36,313 million, excluding pre-delivery payments made in advance, (including 366 new aircraft with delivery dates of 16% in 2020, 19% in 2021 and 65% in 2022 through 2026) and secondary orders with airlines for used aircraft of approximately $2,419 million (including 55 used aircraft with delivery dates of 71% in 2020, 20% in 2021 and 9% in 2022) at December 31, 2019. When we purchase aircraft, it is at a contractual price, which is usually less than the aircraft manufacturer’s list price. As of December 31, 2019, we have made $2,934 million of pre-delivery payments to aircraft manufacturers.

GE Capital had total investment commitments of $2,648 million at December 31, 2019. The commitments primarily comprise project financing investments in thermal and wind energy projects of $1,225 million and investments by our run-off insurance operations in investment securities and other assets of $1,394 million, included within these commitments are obligations to make additional investments in unconsolidated VIEs of $217 million and $996 million, respectively. See Note 22 for further information.

As of December 31, 2019, in our Aviation segment, we have committed to provide financing assistance of $2,269 million of future customer acquisitions of aircraft equipped with our engines.

GUARANTEES. At December 31, 2019, we were committed under the following guarantee arrangements:

Credit Support. At December 31, 2019, we have provided $1,565 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. The liability for such credit support was $35 million at December 31, 2019.

Indemnification Agreements – Continuing Operations. At December 31, 2019, we have $1,611 million of other indemnification commitments, including representations and warranties in sales of businesses or assets, for which we recorded a liability of $192 million.

Indemnification Agreements – Discontinued Operations. At December 31, 2019, we have provided specific indemnities to buyers of GE Capital’s assets that, in the aggregate, represent a maximum potential claim of $1,032 million with the related reserves of $142 million, which incorporates our evaluation of risk and the likelihood of making payments under the indemnities. The recognized liabilities represent the estimated fair value of the indemnities when issued as adjusted for any subsequent probable and estimable losses. Approximately 44% of these exposures are expected to be resolved within the next year, while substantially all indemnifications are expected to be resolved within the next ten years.

PRODUCT WARRANTIES. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows.

(In millions)	2019	2018	2017

Balance at January 1	$2,192	$2,103	$1,743
Current-year provisions	713	945	929
Expenditures	(715)	(788)	(708)
Other changes	(26)	(69)	139
Balance at December 31	$2,165	$2,192	$2,103

GE 2019 FORM 10-K 105

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LEGAL MATTERS. In the normal course of our business, we are involved from time to time in various arbitrations, class actions, commercial litigation, investigations and other legal, regulatory or governmental actions, including the significant matters described below that could have a material impact on our results of operations. In many proceedings, including the specific matters described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated.

WMC. During the fourth quarter of 2007, we completed the sale of WMC, our U.S. mortgage business. WMC substantially discontinued all new loan originations by the second quarter of 2007, and was never a loan servicer. In connection with the sale, WMC retained certain representation and warranty obligations related to loans sold to third parties prior to the disposal of the business and contractual obligations to repurchase previously sold loans that had an early payment default. All claims received by WMC for early payment default have either been resolved or are no longer being pursued. The remaining claims that were active during 2019 were brought by securitization trustees or administrators seeking recovery from WMC for alleged breaches of representations and warranties on mortgage loans that serve as collateral for residential mortgage-backed securities (RMBS). These claims were resolved as part of the Chapter 11 bankruptcy case described below.

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

In April 2019, WMC commenced a case under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. WMC subsequently filed a Chapter 11 plan seeking an efficient and orderly resolution of all claims, demands, rights, and/or liabilities to be asserted by or against WMC as the debtor. GE Capital provided approximately $14 million of debtor-in-possession financing to fund administrative expenses associated with the Chapter 11 proceeding. In August 2019, we reached a settlement with WMC to resolve potential claims that WMC may have had against certain GE entities. This settlement was incorporated into and approved as part of the Chapter 11 plan that the Bankruptcy Court approved in November 2019. The Chapter 11 plan also incorporated the resolution of the claims at issue in the previously reported lawsuit that the TMI Trust Company (TMI), as successor to Law Debenture Trust Company of New York, brought against WMC in the United States District Court for the District of Connecticut with respect to approximately $800 million of mortgage loans. The Chapter 11 plan became effective in December 2019, and GE Capital’s membership interests in WMC were extinguished pursuant to the plan. In total, we paid approximately $207 million to WMC in connection with the settlement of potential claims that WMC may have had against us, as discussed above. As of December 31, 2019, we had no further liabilities to WMC. As a condition to the settlement agreement described above, GE Capital provided WMC $39.5 million of exit financing that is secured by other remaining assets of WMC.

Alstom legacy legal matters. On November 2, 2015, we acquired the Thermal, Renewables and Grid businesses from Alstom. Prior to the acquisition, the seller was the subject of two significant cases involving anti-competitive activities and improper payments: (1) in January 2007, Alstom was fined €65 million by the European Commission for participating in a gas insulated switchgear cartel that operated from 1988 to 2004 (that fine was later reduced to €59 million), and (2) in December 2014, Alstom pled guilty in the United States to multiple violations of the Foreign Corrupt Practices Act and paid a criminal penalty of $772 million. As part of GE’s accounting for the acquisition, we established a reserve amounting to $858 million for legal and compliance matters related to the legacy business practices that were the subject of these and related cases in various jurisdictions, including the previously reported legal proceedings in Israel and Slovenia that are described below. The reserve balance was $875 million and $889 million at December 31, 2019 and 2018, respectively.

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

GE 2019 FORM 10-K 106

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2013, the Israeli Antitrust Authority issued a decision whereby Alstom, Siemens AG and ABB Ltd. were held liable for an alleged anti-competitive arrangement in the gas-insulated switchgears market in Israel. While there was no fine in connection with that decision, claimants brought civil actions in 2013 seeking damages of approximately $950 million and $600 million, respectively, related to the alleged conduct underlying the decision that are pending before the Central District Court in Israel. The parties have been working to finalize a settlement, which is subject to court approval, and we anticipate a decision from the court in the first half of 2020.

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

Shareholder and related lawsuits. Since November 2017, several putative shareholder class actions under the federal securities laws have been filed against GE and certain affiliated individuals and consolidated into a single action currently pending in the U.S. District Court for the Southern District of New York (the Hachem case). In October 2019, the lead plaintiff filed a fifth amended consolidated class action complaint naming as defendants GE and current and former GE executive officers. It alleges violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 related to insurance reserves and accounting for long-term service agreements and seeks damages on behalf of shareholders who acquired GE stock between February 27, 2013 and January 23, 2018. GE filed a motion to dismiss in December 2019.

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

In June 2018, a lawsuit (the Bezio case) was filed in New York state court derivatively on behalf of participants in GE’s 401(k) plan (the GE Retirement Savings Plan (RSP)), and alternatively as a class action on behalf of shareholders who acquired GE stock between February 26, 2013 and January 24, 2018, alleging violations of Section 11 of the Securities Act of 1933 based on alleged misstatements and omissions related to insurance reserves and performance of GE’s business segments in a GE RSP registration statement and documents incorporated therein by reference. In November 2018, the plaintiffs filed an amended derivative complaint naming as defendants GE, former GE executive officers and Fidelity Management Trust Company, as trustee for the GE RSP. In January 2019, GE filed a motion to dismiss, and in November 2019, the court dismissed the remaining claims and the plaintiffs filed a notice of appeal. In December 2019, the plaintiffs filed a second amended derivative complaint, and in January 2020, GE filed a motion to dismiss.

In July 2018, a putative class action (the Mahar case) was filed in New York state court naming as defendants GE, former GE executive officers, a former member of GE’s Board of Directors and KPMG. It alleged violations of Sections 11, 12 and 15 of the Securities Act of 1933 based on alleged misstatements related to insurance reserves and performance of GE’s business segments in GE Stock Direct Plan registration statements and documents incorporated therein by reference and seeks damages on behalf of shareholders who acquired GE stock between July 20, 2015 and July 19, 2018 through the GE Stock Direct Plan. In February 2019, this case was dismissed. In March 2019, plaintiffs filed an amended derivative complaint naming the same defendants. In April 2019, GE filed a motion to dismiss the amended complaint. In October 2019, the court denied GE's motion to dismiss and stayed the case pending the outcome of the Hachem case. In November 2019, the plaintiffs moved to re-argue to challenge the stay, and GE cross-moved to re-argue the denial of the motion to dismiss and filed a notice of appeal.

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

GE 2019 FORM 10-K 107

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2019, two putative class actions (the Birnbaum case and the Sheet Metal Workers Local 17 Trust Funds case) were filed in the U.S. District Court for the Southern District of New York naming as defendants GE and current and former GE executive officers. In April 2019, the court issued an order consolidating these two actions. In June 2019, the lead plaintiff filed an amended consolidated complaint. It alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 based on alleged misstatements regarding GE's H-class turbines and goodwill related to GE's Power business. The lawsuit seeks damages on behalf of shareholders who acquired GE stock between December 4, 2017 and December 6, 2018. In August 2019, the lead plaintiff filed a second amended complaint. In September 2019, GE filed a motion to dismiss the second amended complaint.

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

As previously reported by Baker Hughes, in March 2019, two derivative lawsuits were filed in the Delaware Court of Chancery naming as defendants GE, directors of Baker Hughes (including former members of GE’s Board of Directors and current and former GE executive officers) and Baker Hughes (as nominal defendant), and the court issued an order consolidating these two actions (the Schippnick case). The complaint as amended in May 2019 alleges, among other things, that GE and the Baker Hughes directors breached their fiduciary duties and that GE was unjustly enriched by entering into transactions and agreements related to GE's sales of approximately 12% of its ownership interest in Baker Hughes in November 2018. The complaint seeks declaratory relief, disgorgement of profits, an award of damages, pre- and post-judgment interest and attorneys’ fees and costs. In May 2019, the plaintiffs voluntarily dismissed their claims against the directors who were members of the Baker Hughes Conflicts Committee and a former Baker Hughes director. In October 2019, the Court denied the remaining defendants’ motions to dismiss, except with respect to the unjust enrichment claim against GE, which has been dismissed. In November 2019, the defendants filed their answer to the complaint, and a special litigation committee of the Baker Hughes Board of Directors moved for an order staying all proceedings in this action pending completion of the committee's investigation of the allegations and claims asserted in the complaint. In December 2019, the court granted a six-month stay.

In August 2019, a putative class action (the Tri-State case) was filed in the Delaware Court of Chancery naming as defendants GE and the former Board of Directors of Baker Hughes Incorporated (BHI). It alleges fraud, aiding and abetting breaches of fiduciary duty, and aiding and abetting breaches of duty of disclosure by GE based on allegations regarding financial statements that GE provided the former BHI board, management and shareholders in connection with BHI’s merger with GE’s Oil and Gas Business in July 2017. The plaintiff seeks damages on behalf of BHI shareholders during the period between October 7, 2016 and July 5, 2017. In October 2019, the City of Providence filed a complaint containing allegations substantially similar to those in the Tri-State complaint. The cases were consolidated in November 2019, and in December 2019, the plaintiffs filed an amended consolidated complaint which is similar to the prior complaints but does not include fraud claims against GE.

These cases are at an early stage; we believe we have defenses to the claims and are responding accordingly.

SEC investigation. In late November 2017, staff of the Boston office of the U.S. Securities & Exchange Commission (SEC) notified us that they are conducting an investigation of GE’s revenue recognition practices and internal controls over financial reporting related to long-term service agreements. Following our investor update in January 2018 about the increase in future policy benefit reserves for GE Capital’s run-off insurance operations, the SEC staff expanded the scope of its investigation to encompass the reserve increase and the process leading to the reserve increase. Following our announcement in October 2018 about the expected non-cash goodwill impairment charge related to GE’s Power business, the SEC expanded the scope of its investigation to include that charge as well. We are providing documents and other information requested by the SEC staff, and we are cooperating with the ongoing investigation. Staff from the DOJ are also investigating these matters, and we are providing them with requested documents and information as well.

Other GE Retirement Savings Plan class actions. Four putative class action lawsuits have been filed regarding the oversight of the GE RSP, and those class actions have been consolidated into a single action in the U.S. District Court for the District of Massachusetts. The consolidated complaint names as defendants GE, GE Asset Management, current and former GE and GE Asset Management executive officers and employees who served on fiduciary bodies responsible for aspects of the GE RSP during the class period. Like similar lawsuits that have been brought against other companies in recent years, this action alleges that the defendants breached their fiduciary duties under ERISA in their oversight of the GE RSP, principally by retaining five proprietary funds that plaintiffs allege were underperforming as investment options for plan participants and by charging higher management fees than some alternative funds. The plaintiffs seek unspecified damages on behalf of a class of GE RSP participants and beneficiaries from September 26, 2011 through the date of any judgment. In August and December 2018, the court issued orders dismissing one count of the complaint and denying GE's motion to dismiss the remaining counts. We believe we have defenses to the claims and are responding accordingly.

GE 2019 FORM 10-K 108

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank BPH. As previously reported, GE Capital’s subsidiary Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgages, with cases brought by individual borrowers seeking relief related to their foreign currency-denominated mortgages in various courts throughout Poland. Approximately 86% of the Bank BPH portfolio is indexed to or denominated in foreign currencies (primarily Swiss francs), and the total portfolio had a carrying value of $2.5 billion at December 31, 2019. In October 2019, the European Court of Justice (ECJ) issued a decision about the approach to remedy in a case involving another Polish bank’s foreign currency loans, and in January 2020, a pending case involving a Bank BPH loan was referred to the ECJ. While there remains significant uncertainty as to how the prior ECJ decision, or a future decision on the Bank BPH case, will influence the Polish courts as they consider individual cases, we are observing an increase in the number of lawsuits brought against Bank BPH and other banks in Poland with similar portfolios that may continue in future reporting periods. We also believe there is a potential for unifying rules of decision to emerge regarding both the finding of liability and approach to remedy that could change our estimate of the potential effects of borrower litigation. Future adverse developments in the potential for legislative relief or in litigation across the Polish banking industry as a result of ECJ decisions or otherwise could result in losses related to these loans in future reporting periods.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS. Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws and nuclear decommissioning regulations. Additionally, like many other industrial companies, we and our subsidiaries are defendants in various lawsuits related to alleged worker exposure to asbestos or other hazardous materials. Liabilities for environmental remediation, nuclear decommissioning and worker exposure claims exclude possible insurance recoveries. It is reasonably possible that our exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology and information related to individual sites and lawsuits, such amounts are not reasonably estimable. Total reserves related to environmental remediation, nuclear decommissioning and worker exposure claims were $2,484 million and $2,172 million at December 31, 2019 and 2018, respectively.

As previously reported, in 2000, GE and the Environmental Protection Agency (EPA) entered into a consent decree relating to PCB cleanup of the Housatonic River in Massachusetts. Following EPA’s release in September 2015 of an intended final remediation decision, GE and EPA engaged in mediation and the first step of the dispute resolution process contemplated by the consent decree. In October 2016, the EPA issued its final decision pursuant to the consent decree, which GE and several other interested parties appealed to EPA’s Environmental Appeals Board (EAB). The EAB issued its decision in January 2018, affirming parts of EPA’s decision and granting relief to GE on certain significant elements of its challenge. The EAB remanded the decision back to EPA to address those elements and reissue a revised final remedy, and EPA convened a mediation process with GE and interested stakeholders. In February 2020, EPA announced an agreement between EPA and many of the mediation stakeholders, including GE, concerning a revised Housatonic River remedy. EPA will next propose this remedy for public comment and then finalize a revised remedy. As of December 31, 2019, and based on its assessment of current facts and circumstances and its defenses, GE believes that it has recorded adequate reserves to cover future obligations associated with the proposed final remedy.

Expenditures for site remediation, nuclear decommissioning and worker exposure claims amounted to approximately $236 million, $214 million, and $227 million for the years ended December 31, 2019, 2018, and 2017, respectively. We presently expect that such expenditures will be approximately $350 million and $250 million in 2020 and 2021, respectively.

GE 2019 FORM 10-K 109

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24. CASH FLOWS INFORMATION
Changes in operating assets and liabilities are net of acquisitions and dispositions of principal businesses.

Amounts reported in the Proceeds from sales of discontinued operations and Proceeds from principal business dispositions captions in our consolidated Statement of Cash Flows are net of cash transferred and included certain deal-related costs. Amounts reported in the Net cash from (payments for) principal businesses purchased caption are net of cash acquired and included certain deal-related costs and debt assumed and immediately repaid in acquisitions.

GE For the years ended December 31 (In millions)	2019	2018	2017

Increase (decrease) in employee benefit liabilities(a)	$227	$587	$(68)
Other gains on investing activities	(723)	(378)	(138)
Restructuring and other charges(b)	1,144	2,244	2,781
Restructuring and other cash expenditures	(1,157)	(1,474)	(1,484)
Increase (decrease) in equipment project accruals	(314)	(939)	(212)
Baker Hughes Class B dividends received	282	494	251
Other(c)	613	142	374
All other operating activities	$72	$676	$1,504

Derivative settlements (net)	$(14)	$(947)	$(1,016)
Investments in intangible assets (net)	(30)	(496)	(321)
Other investments (net)(d)	791	726	(1,404)
Sales of retained ownership interests in Wabtec	3,383	—	—
Other(e)	(455)	77	(6,698)
All other investing activities	$3,675	$(640)	$(9,439)

Disposition of Baker Hughes noncontrolling interests	$—	$4,373	$308
Acquisition of noncontrolling interests(f)	(28)	(3,345)	(135)
Other(g)	(284)	79	117
All other financing activities	$(312)	$1,107	$290

Open market purchases under share repurchase program	$(10)	$(245)	$(3,506)
Other purchases	(47)	(23)	(67)
Dispositions	84	250	1,021
Net dispositions (purchases) of GE shares for treasury	$29	$(17)	$(2,550)

(a)	Included non-cash adjustments for stock-based compensation expenses.

(b)	Excluded non-cash adjustments reflected as Depreciation and amortization of property, plant and equipment or Amortization of intangible assets in our consolidated Statement of Cash Flows.

(c)
Included other adjustments to net income, such as write-downs of assets and the impacts of acquisition accounting and changes in other assets and other liabilities classified as operating activities, such as the timing of payments of customer allowances.

(d)	Included the provision of a promissory note to Baker Hughes in 2017 and subsequent principal collections in 2018 and 2019. See Note 2.

(e)
Included net activity related to settlements between our continuing operations and discontinued operations. In 2017, this was primarily driven by funding in order to complete the Baker Hughes acquisition.

(f)
Primarily included the acquisition of Alstom's interest in the grid technology, renewable energy, and global nuclear and French steam power joint ventures for $(3,105) million in the fourth quarter of 2018. See Note 16.

(g)	Primarily included debt tender expenditures of $(255) million incurred to purchase GE long-term debt in 2019.

GE 2019 FORM 10-K 110

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GE CAPITAL For the years ended December 31 (In millions)	2019	2018	2017

Cash collateral and settlements received (paid) on derivative contracts	$1,263	$(708)	$836
Increase (decrease) in other liabilities	(1,470)	240	(798)
Other(a)	811	627	11,076
All other operating activities	$605	$158	$11,114

Increase in loans to customers	$(15,022)	$(30,207)	$(45,251)
Principal collections from customers - loans	18,083	37,237	47,471
Investment in equipment for financing leases	(18)	(306)	(585)
Principal collections from customers - financing leases(b)	—	802	1,011
Sales of financing receivables	345	2,458	251
Net decrease (increase) in GE Capital financing receivables	$3,389	$9,986	$2,897

Purchases of investment securities	$(6,205)	$(5,775)	$(2,867)
Dispositions and maturities of investment securities	4,589	8,309	10,001
Decrease (increase) in other assets - investments	1,347	(4,516)	(8,497)
Other(c)	2,886	2,464	4,375
All other investing activities	$2,617	$482	$3,013

Short-term (91 to 365 days)	$(10,515)	$(14,251)	$(18,591)
Long-term (longer than one year)	(991)	(5,460)	(2,054)
Principal payments - non-recourse, leveraged leases	(126)	(125)	(362)
Repayments and other reductions (maturities longer than 90 days)	$(11,632)	$(19,836)	$(21,007)

Redemption of investment contracts	$(279)	$(268)	$(344)
Settlements paid on derivative contracts	(864)	(2,235)	(212)
Other	324	95	276
All other financing activities	$(819)	$(2,408)	$(280)

(a)	Primarily included non-cash adjustments for insurance-related charges recorded in 2019 and 2017.

(b)	In 2019, per ASU No. 2016-02, Leases, principal collections from customers on financing leases is classified as cash from operating activities.

(c)
Primarily included cash related to our current receivables and supply chain finance programs and net activity related to settlements between our continuing operations (primarily our treasury operations) and businesses in discontinued operations.

GE 2019 FORM 10-K 111

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25. INTERCOMPANY TRANSACTIONS
Transactions between related companies may include, but are not limited to, the following: GE Capital working capital services to GE, including current receivables and supply chain finance programs; GE Capital finance transactions, including related GE guarantees to GE Capital; GE Capital financing of GE long-term receivables; and aircraft engines, power equipment and renewable energy equipment manufactured by GE that are installed on GE Capital investments, including leased equipment.

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

Presented below is a walk of intercompany eliminations from the combined GE and GE Capital totals to the consolidated cash flows.

(In millions)	2019	2018	2017

Combined GE and GE Capital cash from (used for) operating activities - continuing operations	$6,495	$2,282	$13,853
GE current receivables sold to GE Capital	1,081	5	(4,435)
GE long-term receivables sold to GE Capital	468	1,079	(250)
Supply chain finance programs(a)	2,289	(18)	302
GE Capital common dividends to GE	—	—	(4,016)
Other reclassifications and eliminations	86	(138)	387
Consolidated cash from (used for) operating activities-continuing operations	$10,419	$3,210	$5,840

Combined GE and GE Capital cash from (used for) investing activities - continuing operations	$13,509	$14,915	$(3,473)
GE current receivables sold to GE Capital	(1,677)	(839)	4,561
GE long-term receivables sold to GE Capital	(468)	(1,079)	250
Supply chain finance programs(a)	(2,289)	18	(302)
GE Capital loans to GE	—	6,479	7,271
Repayment of GE Capital loans by GE	(1,523)	—	(1,329)
Capital contribution from GE to GE Capital	4,000	—	—
Other reclassifications and eliminations	(868)	(570)	(251)
Consolidated cash from (used for) investing activities-continuing operations	$10,684	$18,925	$6,728

Combined GE and GE Capital cash from (used for) financing activities - continuing operations	$(14,665)	$(22,408)	$(21,738)
GE current receivables sold to GE Capital	596	835	(127)
GE Capital common dividends to GE	—	—	4,016
GE Capital loans to GE	—	(6,479)	(7,271)
Repayment of GE Capital loans by GE	1,523	—	1,329
Capital contribution from GE to GE Capital	(4,000)	—	—
Other reclassifications and eliminations	782	706	(136)
Consolidated cash from (used for) financing activities-continuing operations	$(15,764)	$(27,345)	$(23,927)

(a)
Represents the reduction of the GE liability associated with the funded participation in a supply chain finance program with GE Capital, primarily as a result of GE Capital's sale of the program platform to MUFG Union Bank, N.A. (MUFG) in 2019.

GE current receivables sold to GE Capital excludes $303 million, $5,192 million and $4,411 million related to cash payments received on the Receivable facility deferred purchase price in the years ended December 31, 2019, 2018 and 2017, respectively, which are reflected as Cash from investing activities in the GE Capital and Consolidated columns of our consolidated Statement of Cash Flows. Sales of current and long-term receivables from GE to GE Capital are classified as Cash from operating activities in the GE column of our Statement of Cash Flows. See Note 4 for further information.

GE 2019 FORM 10-K 112

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26. OPERATING SEGMENTS
BASIS FOR PRESENTATION. Our operating businesses are organized based on the nature of markets and customers. Segment accounting policies are the same as described and referenced in Note 1. Segment results for our financial services businesses reflect the discrete tax effect of transactions.

A description of our operating segments as of December 31, 2019, can be found in the Summary of Operating Segments section within MD&A.

	Years ended December 31
	Total revenues(a)			Intersegment revenues(b)			External revenues
REVENUES (In millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017

Power	$18,625	$22,150	$29,426	$357	$152	$326	$18,267	$21,997	$29,100
Renewable Energy	15,337	14,288	14,321	139	186	242	15,198	14,102	14,080
Aviation	32,875	30,566	27,013	758	375	459	32,117	30,191	26,554
Healthcare	19,942	19,784	19,017	—	—	—	19,942	19,784	19,017
Total industrial segment revenues	86,778	86,789	89,776	1,254	714	1,027	85,524	86,075	88,749
Capital	8,741	9,551	9,070	971	1,384	1,558	7,770	8,167	7,512
Corporate items and eliminations	(305)	673	433	(2,225)	(2,097)	(2,585)	1,920	2,770	3,018
Total	$95,214	$97,012	$99,279	$—	$—	$—	$95,214	$97,012	$99,279

(a)	Revenues of GE businesses include income from sales of goods and services to customers.

(b)	Sales from one component to another generally are priced at equivalent commercial selling prices.

The equipment and services revenues classification in the table below is consistent with our segment MD&A presentation.

	Years ended December 31
	2019			2018			2017
(In millions)	Equipment	Services	Total	Equipment	Services	Total	Equipment	Services	Total

Power	$6,247	$12,378	$18,625	$8,077	$14,073	$22,150	$12,909	$16,517	$29,426

Renewable Energy	12,267	3,069	15,337	11,419	2,870	14,288	13,969	352	14,321

Aviation	12,804	20,071	32,875	11,499	19,067	30,566	10,215	16,797	27,013

Healthcare	11,585	8,357	19,942	11,422	8,363	19,784	10,771	8,246	19,017

Total industrial segment revenues	$42,904	$43,875	$86,778	$42,416	$44,372	$86,789	$47,864	$41,913	$89,776

SEGMENT REVENUES	Years ended December 31
(In millions)	2019	2018	2017

Gas Power	$13,122	$13,296	$17,100
Power Portfolio	5,503	8,853	12,326
Power	$18,625	$22,150	$29,426

Onshore Wind	$10,421	$8,220	$8,055
Grid Solutions equipment and services	4,062	4,772	5,117
Other	855	1,296	1,149
Renewable Energy	$15,337	$14,288	$14,321

Commercial	$24,217	$22,724	$19,709
Military	4,389	4,103	3,991
Systems & Other	4,269	3,740	3,314
Aviation	$32,875	$30,566	$27,013

Healthcare Systems	$14,648	$14,886	$14,460
Life Sciences	5,294	4,898	4,557
Healthcare	$19,942	$19,784	$19,017

Total industrial segment revenues	$86,778	$86,789	$89,776
Capital(a)	8,741	9,551	9,070
Corporate items and eliminations	(305)	673	433
Consolidated revenues	$95,214	$97,012	$99,279
(a) Substantially all of our revenues at GE Capital are outside of the scope of ASC 606.

Revenues from customers located in the United States were $39,372 million, $39,876 million and $41,468 million for the years ended December 31, 2019, 2018 and 2017, respectively. Revenues from customers located outside the United States were $55,843 million, $57,136 million and $57,811 million for the years ended December 31, 2019, 2018 and 2017, respectively.

GE 2019 FORM 10-K 113

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REMAINING PERFORMANCE OBLIGATION. As of December 31, 2019, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $245,434 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: 1) equipment-related remaining performance obligation of $48,487 million of which 58%, 76% and 88% is expected to be recognized within 1, 2 and 5 years, respectively, and the remaining thereafter; and 2) services-related remaining performance obligations of $196,947 million of which 14%, 46%, 72% and 83% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.

Total sales of goods and services to agencies of the U.S. Government were 5%, 5% and 4% of GE revenues for the years ended December 31, 2019, 2018 and 2017, respectively. Within our Aviation segment, defense-related sales were 5%, 4% and 4% of GE revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

PROFIT AND EARNINGS For the years ended December 31 (In millions)	2019	2018	2017

Power	$386	$(808)	$1,894
Renewable Energy	(666)	292	728
Aviation	6,820	6,466	5,370
Healthcare	3,896	3,698	3,488
Total industrial segment profit	10,436	9,647	11,479
Capital	(530)	(489)	(6,765)
Total segment profit	9,906	9,158	4,714
Corporate items and eliminations	(2,212)	(2,837)	(3,798)
GE goodwill impairments	(1,486)	(22,136)	(1,165)
GE interest and other financial charges	(2,115)	(2,415)	(2,538)
GE non-operating benefit costs	(2,828)	(2,740)	(2,409)
GE provision for income taxes	(1,309)	(467)	(3,493)
Earnings (loss) from continuing operations attributable to GE common shareholders	(44)	(21,438)	(8,689)
Earnings (loss) from discontinued operations, net of taxes	(5,335)	(1,363)	(312)
Less net earnings (loss) attributable to noncontrolling interests, discontinued operations	60	1	(81)
Earnings (loss) from discontinued operations, net of taxes and noncontrolling interests	(5,395)	(1,364)	(231)
Consolidated net earnings (loss) attributable to GE common shareholders	$(5,439)	$(22,802)	$(8,920)

	Interest and other financial charges			Benefit (provision) for income taxes
For the years ended December 31 (In millions)	2019	2018	2017	2019	2018	2017

Capital	$2,532	$2,982	$3,145	$582	$374	$6,302
Corporate items and eliminations(a)	1,695	1,784	1,510	(1,309)	(467)	(3,493)
Total	$4,227	$4,766	$4,655	$(726)	$(93)	$2,808

(a)	Included amounts for Power, Renewable Energy, Aviation and Healthcare, for which our measure of segment profit excludes interest and other financial charges and income taxes.

	Assets			Property, plant and equipment additions(a)			Depreciation and amortization(b)
	At December 31			For the years ended December 31			For the years ended December 31
(In millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017

Power	$26,731	$27,389	$55,827	$277	$358	$1,018	$880	$1,307	$1,228
Renewable Energy	15,935	16,400	18,466	455	303	677	425	474	382
Aviation	41,647	38,021	37,473	1,031	1,070	1,426	1,150	1,042	979
Healthcare	30,514	28,048	28,408	395	378	393	702	832	806
Capital(c)	117,546	119,329	150,805	3,830	4,569	3,680	2,083	2,163	2,342
Corporate items and eliminations(d)	29,565	18,032	10,758	(175)	(46)	(64)	355	763	456
Total continuing	$261,939	$247,219	$301,737	$5,813	$6,632	$7,130	$5,595	$6,582	$6,193

(a)	Additions to property, plant and equipment include amounts relating to principal businesses purchased.

(b)	Included amortization expense related to intangible assets.

(c)	Included Capital deferred income taxes that are presented as assets for purposes of our balance sheet presentation.

(d)	Included GE deferred income taxes that are presented as assets for purposes of our balance sheet presentation.
GE 2019 FORM 10-K 114

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total assets of Power, Renewable Energy, Aviation, Healthcare, Capital and Corporate at December 31, 2019, include investments in and advances to associated companies of $565 million, $630 million, $2,073 million, $245 million, $2,159 million and $45 million, respectively. Investments in and advances to associated companies contributed approximately $(4) million, $(2) million, $204 million, $19 million, $324 million and $(11) million to pre-tax income for the year ended December 31, 2019 of Power, Renewable Energy, Aviation, Healthcare, Capital and Corporate, respectively.

We classify certain assets that cannot meaningfully be associated with specific geographic areas as “Other Global” for this purpose.

December 31 (In millions)	2019	2018

U.S.	$144,405	$126,566
Non-U.S.
Europe	70,565	70,007
Asia	22,089	22,355
Americas	13,435	12,871
Other Global	11,445	15,420
Total Non-U.S.	$117,534	$120,653
Total assets (Continuing Operations)	$261,939	$247,219

The increase in total continuing assets from December 31, 2018 to December 31, 2019 is primarily due to the deconsolidation of our Baker Hughes segment and classification of our retained interest in Baker Hughes within investment securities, as well as lower sales of receivables and the effect of adopting new leasing standards.

Property, plant and equipment – net associated with operations based in the United States were $11,992 million, $11,868 million and $12,393 million at December 31, 2019, 2018 and 2017, respectively. Property, plant and equipment – net associated with operations based outside the United States were $31,298 million, $31,743 million and $33,576 million at December 31, 2019, 2018 and 2017, respectively.

NOTE 27. GUARANTOR FINANCIAL INFORMATION
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

•	Consolidated – prepared on a consolidated basis.

GE 2019 FORM 10-K 115

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2019

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Sales of goods and services	$28,078	$—	$—	$154,927	$(95,518)	$87,487
GE Capital revenues from services	—	964	64	9,949	(3,250)	7,728
Total revenues	28,078	964	64	164,876	(98,768)	95,214

Interest and other financial charges	1,612	980	1,405	1,975	(1,745)	4,227
Other costs and expenses	32,563	1	—	166,371	(106,876)	92,059
Total costs and expenses	34,175	981	1,406	168,346	(108,622)	96,287
Other income	(3,853)	—	—	30,453	(24,378)	2,222
Equity in earnings (loss) of affiliates	5,923	—	1,290	75,445	(82,658)	—
Earnings (loss) from continuing operations before income taxes	(4,028)	(17)	(52)	102,427	(97,182)	1,149
Benefit (provision) for income taxes	(1,143)	1	—	(228)	643	(726)
Earnings (loss) from continuing operations	(5,170)	(16)	(52)	102,200	(96,539)	423
Earnings (loss) from discontinued operations, net of taxes	192	—	59	—	(5,585)	(5,335)
Net earnings (loss)	(4,979)	(16)	7	102,200	(102,124)	(4,912)
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	7	59	66
Net earnings (loss) attributable to the Company	(4,979)	(16)	7	102,192	(102,184)	(4,979)
Other comprehensive income	2,681	—	(1,022)	2,280	(1,258)	2,681
Comprehensive income (loss) attributable to the Company	$(2,297)	$(16)	$(1,015)	$104,472	$(103,441)	$(2,297)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2018

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Sales of goods and services	$34,972	$—	$—	$164,691	$(110,723)	$88,940
GE Capital revenues from services	—	917	1,038	9,531	(3,414)	8,072
Total revenues	34,972	917	1,038	174,222	(114,136)	97,012

Interest and other financial charges	1,728	911	2,560	2,459	(2,893)	4,766
Other costs and expenses	47,471	—	1	186,262	(118,180)	115,554
Total costs and expenses	49,199	911	2,561	188,721	(121,073)	120,320
Other income	3,910	—	—	29,268	(30,857)	2,321
Equity in earnings (loss) of affiliates	(11,404)	—	1,554	240,036	(230,186)	—
Earnings (loss) from continuing operations before income taxes	(21,721)	6	31	254,803	(254,106)	(20,987)
Benefit (provision) for income taxes	1,092	5	—	(2,381)	1,191	(93)
Earnings (loss) from continuing operations	(20,629)	11	31	252,422	(252,915)	(21,080)
Earnings (loss) from discontinued operations, net of taxes	(1,726)	—	(39)	—	401	(1,363)
Net earnings (loss)	(22,355)	11	(8)	252,422	(252,514)	(22,443)
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(204)	116	(89)
Net earnings (loss) attributable to the Company	(22,355)	11	(8)	252,627	(252,629)	(22,355)
Other comprehensive income	(10)	—	(82)	(2,840)	2,922	(10)
Comprehensive income (loss) attributable to the Company	$(22,364)	$11	$(90)	$249,786	$(249,707)	$(22,364)

GE 2019 FORM 10-K 116

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2017

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Sales of goods and services	$35,551	$—	$—	$161,172	$(104,782)	$91,942
GE Capital revenues from services	—	703	800	9,888	(4,053)	7,337
Total revenues	35,551	703	800	171,060	(108,835)	99,279

Interest and other financial charges	1,644	652	2,006	3,343	(2,990)	4,655
Other costs and expenses	38,765	—	18	177,223	(107,954)	108,052
Total costs and expenses	40,409	653	2,023	180,566	(110,943)	112,707
Other income	(959)	—	—	75,291	(72,249)	2,083
Equity in earnings (loss) of affiliates	553	—	1,938	109,521	(112,012)	—
Earnings (loss) from continuing operations before income taxes	(5,263)	50	714	175,307	(182,152)	(11,345)
Benefit (provision) for income taxes	(2,896)	(5)	115	5,877	(282)	2,808
Earnings (loss) from continuing operations	(8,159)	45	829	181,184	(182,435)	(8,536)
Earnings (loss) from discontinued operations, net of taxes	(325)	—	41	4	(32)	(312)
Net earnings (loss)	(8,484)	45	870	181,187	(182,467)	(8,849)
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(137)	(228)	(365)
Net earnings (loss) attributable to the Company	(8,484)	45	870	181,324	(182,239)	(8,484)
Other comprehensive income	4,184	—	567	(7,552)	6,985	4,184
Comprehensive income (loss) attributable to the Company	$(4,300)	$45	$1,436	$173,773	$(175,254)	$(4,300)

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
DECEMBER 31, 2019

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash, cash equivalents and restricted cash	$10,591	$—	$—	$26,438	$(636)	$36,394
Receivables - net	47,170	17,726	230	61,026	(99,104)	27,047
Investment in subsidiaries	147,397	—	40,408	421,613	(609,418)	—
All other assets	28,377	236	—	291,995	(118,000)	202,607
Total assets	$233,535	$17,961	$40,638	$801,071	$(827,158)	$266,048

Short-term borrowings	$135,172	$—	$2,981	$9,712	$(125,792)	$22,072
Long-term and non-recourse borrowings	40,660	16,771	24,417	34,262	(47,301)	68,809
All other liabilities	66,808	161	70	146,972	(68,705)	145,306
Total liabilities	242,640	16,932	27,468	190,946	(241,799)	236,187

Total liabilities and equity	$233,535	$17,961	$40,638	$801,071	$(827,158)	$266,048

GE 2019 FORM 10-K 117

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
DECEMBER 31, 2018

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash, cash equivalents and restricted cash	$9,561	$—	$—	$25,975	$(4,412)	$31,124
Receivables - net	30,466	17,467	2,792	69,268	(90,504)	29,488
Investment in subsidiaries	176,239	—	45,832	733,535	(955,605)	—
All other assets	29,615	12	—	359,063	(138,230)	250,460
Total assets	$245,881	$17,479	$48,623	$1,187,841	$(1,188,751)	$311,072

Short-term borrowings	$150,426	$—	$9,854	$9,649	$(157,153)	$12,776
Long-term and non-recourse borrowings	59,800	16,115	24,341	41,066	(50,498)	90,824
All other liabilities	43,872	336	245	153,160	(41,622)	155,992
Total liabilities	254,098	16,452	34,439	203,875	(249,273)	259,591

Total liabilities and equity	$245,881	$17,479	$48,623	$1,187,841	$(1,188,751)	$311,072

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2019

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash from (used for) operating activities(a)	$5,526	$137	$(1,685)	$33,515	$(28,721)	$8,772

Cash from (used for) investing activities	32,210	(137)	6,223	400,190	(429,548)	8,939

Cash from (used for) financing activities	(36,706)	—	(4,538)	(436,933)	462,045	(16,133)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(50)	—	(50)
Increase (decrease) in cash, cash equivalents and restricted cash	1,030	—	—	(3,277)	3,776	1,529
Cash, cash equivalents and restricted cash at beginning of year	9,561	—	—	30,399	(4,412)	35,548
Cash, cash equivalents and restricted cash at end of year	10,591	—	—	27,121	(636)	37,077
Less cash, cash equivalents and restricted cash of discontinued operations at end of year	—	—	—	638	—	638
Cash, cash equivalents and restricted cash of continuing operations at end of year	$10,591	$—	$—	$26,484	$(636)	$36,439

(a)	Parent Company Guarantor cash flows included cash from (used for) operating activities of discontinued operations of $(1,282) million.

GE 2019 FORM 10-K 118

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2018

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash from (used for) operating activities(a)	$42,950	$(387)	$34,361	$328,029	$(399,976)	$4,978

Cash from (used for) investing activities	1,292	457	27,415	(297,621)	286,736	18,280

Cash from (used for) financing activities	(38,154)	(70)	(61,779)	(48,782)	116,979	(31,807)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(628)	—	(628)
Increase (decrease) in cash, cash equivalents and restricted cash	6,089	—	(3)	(19,002)	3,739	(9,176)
Cash, cash equivalents and restricted cash at beginning of year	3,472	—	3	49,400	(8,151)	44,724
Cash, cash equivalents and restricted cash at end of year	9,561	—	—	30,399	(4,412)	35,548
Less cash, cash equivalents and restricted cash of discontinued operations at end of year	—	—	—	4,424	—	4,424
Cash, cash equivalents and restricted cash of continuing operations at end of year	$9,561	$—	$—	$25,975	$(4,412)	$31,124

(a)	Parent Company Guarantor cash flows included cash from (used for) operating activities of discontinued operations of $1,991 million.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2017

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash from (used for) operating activities(a)	$(29,441)	$52	$4,305	$149,385	$(117,747)	$6,554

Cash from (used for) investing activities	(4,432)	(52)	(1,871)	(222,298)	234,032	5,379

Cash from (used for) financing activities	34,616	—	(2,473)	70,782	(121,410)	(18,484)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	891	—	891
Increase (decrease) in cash, cash equivalents and restricted cash	743	—	(39)	(1,239)	(5,125)	(5,659)
Cash, cash equivalents and restricted cash at beginning of year	2,729	—	41	50,640	(3,026)	50,384
Cash, cash equivalents and restricted cash at end of year	3,472	—	3	49,400	(8,151)	44,724
Less cash, cash equivalents and restricted cash of discontinued operations at end of year	—	—	—	7,901	—	7,901
Cash, cash equivalents and restricted cash of continuing operations at end of year	$3,472	$—	$3	$41,499	$(8,151)	$36,823

(a)	Parent Company Guarantor cash flows included cash from (used for) operating activities of discontinued operations of $239 million.

NOTE 28. BAKER HUGHES SUMMARIZED FINANCIAL INFORMATION
In September 2019, we deconsolidated our Baker Hughes segment and elected to account for our remaining interest in Baker Hughes (comprising 377.4 million shares and a promissory note receivable) at fair value. At December 31, 2019, the fair value of our interest in Baker Hughes was $9,888 million. Since the date of deconsolidation, we have not sold any shares of Baker Hughes and recognized an unrealized gain of $793 million for the period ended December 31, 2019 based on a share price of $25.63. See Notes 2 and 3 for further information.

GE 2019 FORM 10-K 119

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information of Baker Hughes from the date of deconsolidation is as follows.

From September 16 to December 31, 2019 (In millions)

Revenues	$7,751
Gross Profit	1,558
Net income (loss)	120
Net income (loss) attributable to the entity	60

December 31, 2019 (In millions)

Current	$15,222
Noncurrent	38,147
Total assets	$53,369

Current	$10,014
Noncurrent	8,857
Total liabilities	$18,871
Noncontrolling interests	$12,570

Baker Hughes is a SEC registrant with separate filing requirements, and its financial information can be obtained from www.sec.gov or www.bakerhughes.com.

NOTE 29. QUARTERLY INFORMATION (UNAUDITED)

	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions; per-share amounts in dollars)	2019	2018	2019	2018	2019	2018	2019	2018

Consolidated operations
Earnings (loss) from continuing operations	$983	$446	$(115)	$791	$(1,290)	$(23,014)	$845	$697
Earnings (loss) from discontinued operations	2,663	(1,559)	219	(122)	(8,093)	155	(123)	163
Net earnings (loss)	3,645	(1,113)	104	669	(9,383)	(22,859)	721	860
Less net earnings (loss) attributable to noncontrolling interests	57	34	(23)	(132)	40	(90)	(7)	99
Net earnings (loss) attributable to the Company	$3,588	$(1,147)	$127	$800	$(9,423)	$(22,769)	$728	$761
Per-share amounts – earnings (loss) from continuing operations
Diluted earnings (loss) per share	$0.10	$0.03	$(0.03)	$0.08	$(0.15)	$(2.64)	$0.07	$0.06
Basic earnings (loss) per share	0.10	0.03	(0.03)	0.08	(0.15)	(2.64)	0.08	0.06
Per-share amounts – earnings (loss) from discontinued operations
Diluted earnings (loss) per share	0.30	(0.17)	0.03	(0.01)	(0.93)	0.02	(0.02)	0.01
Basic earnings (loss) per share	0.30	(0.17)	0.03	(0.01)	(0.93)	0.02	(0.01)	0.01
Per-share amounts – net earnings (loss)
Diluted earnings (loss) per share	0.40	(0.14)	(0.01)	0.07	(1.08)	(2.62)	0.06	0.07
Basic earnings (loss) per share	0.41	(0.14)	(0.01)	0.07	(1.08)	(2.62)	0.06	0.07
Dividends declared	0.01	0.12	0.01	0.12	0.01	0.12	0.01	0.01

Selected data
GE
Sales of goods and services	$20,324	$21,138	$21,416	$22,190	$21,519	$21,273	$24,460	$24,437
Gross profit from sales	4,494	4,879	4,500	5,100	4,660	3,924	5,780	4,261
GE Capital
Total revenues	2,227	2,173	2,321	2,429	2,097	2,473	2,096	2,476
Earnings (loss) from continuing operations attributable to the Company	175	(179)	99	(22)	(603)	58	259	101

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

GE 2019 FORM 10-K 120

FORWARD-LOOKING STATEMENTS

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

•
GE Capital's capital and liquidity needs, including in connection with GE Capital’s run-off insurance operations and discontinued operations; the amount and timing of required capital contributions to the insurance operations and strategic actions that we may pursue; the impact of conditions in the financial and credit markets on GE Capital's ability to sell financial assets; the availability and cost of funding; and GE Capital's exposure to particular counterparties and markets;

•
global economic trends, competition and geopolitical risks, including changes in the rates of investment or economic growth in key markets we serve, or an escalation of trade tensions such as those between the U.S. and China;

•
changes in macroeconomic and market conditions, particularly interest rates as it relates to our pension and run-off insurance liabilities, as well as the value of stocks and other financial assets (including our equity ownership positions in Baker Hughes), oil and other commodity prices and exchange rates;

•
market developments or customer actions that may affect levels of demand and the financial performance of the major industries and customers we serve, such as secular, cyclical and competitive pressures in our Power business, pricing and other pressures in the renewable energy market, levels of demand for air travel and other customer dynamics such as early aircraft retirements, conditions in key geographic markets and other shifts in the competitive landscape for our products and services;

•	the length and severity of the recent coronavirus outbreak, including its impacts across our businesses on demand, operations in China and our global supply chains;

•
operational execution by our businesses, including our ability to improve the operations and execution of our Power and Renewable Energy businesses, and the continued strength of our Aviation business;

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

•
the impact of actual or potential failures of our products or third-party products with which our products are integrated, such as the fleet grounding of the Boeing 737 MAX and the timing of its return to service, and related reputational effects;

•	the impact of potential information technology, cybersecurity or data security breaches; and

•	the other factors that are described in "Risk Factors" in this form 10-K report.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.

GE 2019 FORM 10-K 121

OTHER INFORMATION

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers (As of February 1, 2020)

			Date assumed
			Executive
Name	Position	Age	Officer Position

H. Lawrence Culp, Jr.	Chairman of the Board & Chief Executive Officer	56	October 2018
Jamie S. Miller	Senior Vice President & Chief Financial Officer	51	November 2017
Michael J. Holston	Senior Vice President, General Counsel & Secretary	57	April 2018
David L. Joyce	Vice Chairman of General Electric Company;	63	September 2016
	President & CEO, GE Aviation
L. Kevin Cox	Senior Vice President, Chief Human Resources Officer	56	February 2019
Kieran P. Murphy	Senior Vice President of General Electric Company;	56	September 2018
	President & CEO, GE Healthcare
Jérôme X. Pécresse	Senior Vice President of General Electric Company;	52	September 2018
	President & CEO, GE Renewable Energy
Russell Stokes	Senior Vice President of General Electric Company;	48	September 2018
	President & CEO, GE Power Portfolio
Scott L. Strazik	Senior Vice President of General Electric Company;	41	January 2019
	CEO, GE Gas Power
Thomas S. Timko	Vice President, Controller & Chief Accounting Officer	51	September 2018

All Executive Officers are elected by the Board of Directors for an initial term that continues until the Board meeting immediately preceding the next annual statutory meeting of shareholders, and thereafter are elected for one-year terms or until their successors have been elected. All Executive Officers have been executives of General Electric Company for the last five years except for Messrs. Culp, Cox, Holston, Pécresse and Timko.

Prior to joining GE in April 2018 as an independent director and being elected to the position of Chairman and CEO in October 2018, Mr. Culp served as CEO at Danaher Corp. (2001-2014); as a senior advisor at Danaher Corp. (2014-2016); as a senior lecturer at Harvard Business School (2015-2018); and as a senior adviser at Bain Capital Private Equity, LP (2017-2018).

Prior to joining GE in February 2019, Mr. Cox had been Chief Human Resources Officer at American Express since 2005.

Prior to joining GE in April 2018, Mr. Holston had been general counsel at Merck since 2015, after joining the drugmaker as chief ethics and compliance officer in 2012.

Prior to joining GE in November 2015 with the acquisition of Alstom, Mr. Pécresse was an Executive Vice President of Alstom since June 2011.

Prior to joining GE in September 2018, Mr. Timko was Vice President, Controller and Chief Accounting Officer at General Motors since 2013.

The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Other Governance Policies & Practices” and “Board Operations” in our definitive proxy statement for our 2020 Annual Meeting of Shareholders to be held May 5, 2020, which will be filed within 120 days of the end of our fiscal year ended December 31, 2019 (the 2020 Proxy Statement).

GE 2019 FORM 10-K 122

OTHER INFORMATION

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements
Included in the “Financial Statements and Supplementary Data” section of this report:
Management’s Annual Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Statement of Earnings (Loss) for the years ended December 31, 2019, 2018 and 2017
Statement of Financial Position at December 31, 2019 and 2018
Statement of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Statement of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017
Statement of Changes in Shareholders' Equity for the years ended December 31, 2019, 2018 and 2017
Notes to consolidated financial statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Operating Segments

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

3(i)
The Restated Certificate of Incorporation of General Electric Company (Incorporated by reference to Exhibit 3(i) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013), as amended by the Certificate of Amendment, dated December 2, 2015 (Incorporated by reference to Exhibit 3.1 to GE’s Current Report on Form 8-K, dated December 3, 2015), as further amended by the Certificate of Amendment, dated January 19, 2016 (Incorporated by reference to Exhibit 3.1 to GE’s Current Report on Form 8-K, dated January 20, 2016), as further amended by the Certificate of Change of General Electric Company (Incorporated by reference to Exhibit 3(1) to GE’s Current Report on Form 8-K, dated September 1, 2016, as further amended by the Certificate of Amendment, dated May 13, 2019 (Incorporated by reference to Exhibit 3.1 to GE’s Current Report on Form 8-K, dated May 13, 2019), and as further amended by the Certificate of Change of General Electric Company (Incorporated by reference to Exhibit 3.1 to GE’s Current Report on Form 8-K, dated December 9, 2019) (in each case, under Commission file number 001-00035).

3(ii)
The By-Laws of General Electric Company, as amended on May 13, 2019 (Incorporated by reference to Exhibit 3.2 to GE’s Current Report on Form 8-K dated May 13, 2019) (Commission file number 001-00035)).

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

GE 2019 FORM 10-K 123

OTHER INFORMATION

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

4(l)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*
(10)	Except for 10(aa) and (bb) below, all of the following exhibits consist of Executive Compensation Plans or Arrangements:
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

(g)
General Electric 2003 Non-Employee Director Compensation Plan, Amended and Restated as of December 7, 2018 (Incorporated by reference to Exhibit 10(g) to GE's Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2018).

(h)
Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10(cc) to GE’s Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2018).

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

(m)
GE 2007 Long-Term Incentive Plan as amended and restated April 26, 2017, and as further amended and restated February 15, 2019 (Incorporated by reference to Exhibit 10(l) to GE’s Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2018).

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

(q)
Form of Agreement for Performance Stock Unit Grants to Executive Officers in 2018 under the General Electric Company 2007 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10(r) to GE’s Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2018).

GE 2019 FORM 10-K 124

OTHER INFORMATION

(r) Form of Agreement for Performance Stock Unit Grants to Executive Officers in 2019 under the General Electric Company 2007 Long-Term Incentive Plan.*
(s)
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

(u)
Employment Agreement between Henry Lawrence Culp, Jr. and General Electric Company, effective October 1, 2018 (Incorporated by reference to Exhibit 10(z) to GE’s Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2018).

(v)
GE Performance Stock Unit Grant Agreement for H. Lawrence Culp, Jr. (Incorporated by reference to Exhibit 10(aa) to GE’s Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2018).

(w)
Employment Agreement between Michael Holston and General Electric Company, effective April 9, 2018 (Incorporated by reference to Exhibit 10(a) to GE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission file number 001-00035)).

(x) Employment Agreement between L. Kevin Cox and General Electric Company, effective January 22, 2019.*
(y) GE Performance Stock Unit Grant Agreement for David Joyce, effective December 23, 2019.*
(z) Employment Agreement between Carolina Dybeck Happe and General Electric Company, effective November 24, 2019.*
(aa)
Amended and Restated Agreement, dated April 10, 2015, between General Electric Company and General Electric Capital Corporation (Incorporated by reference to Exhibit 10 to GE’s Current Report on Form 8-K, dated April 10, 2015 (Commission file number 001-00035)).

(bb)
Credit Agreement dated as of June 22, 2018 among General Electric Company, as the borrower, JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-administrative agents, and the lenders party thereto (Incorporated by reference to Exhibit 10(b) to GE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018) and Amendment No. 1 to Credit Agreement dated March 12, 2019 (Incorporated by reference to Exhibit 10(b) to GE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019) (Commission file number 001-00035)).

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
(101)
The following materials from General Electric Company's Annual Report on Form 10-K for the year ended December 31, 2018, formatted as Inline XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the years ended December 31, 2019, 2018 and 2017, (ii) Statement of Financial Position at December 31, 2019 and 2018, (iii) Statement of Cash Flows for the years ended December 31, 2019, 2018 and 2017, (iv) Statement of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017, (v) Statement of Changes in Shareholders' Equity for the years ended December 31, 2019, 2018 and 2017, and (vi) the Notes to Consolidated Financial Statements.*

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed electronically herewith.
**
Information required to be presented in Exhibit 11 is provided in Note 18 to the consolidated financial statements in this Form 10-K Report in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

GE 2019 FORM 10-K 125

OTHER INFORMATION

FORM 10-K CROSS REFERENCE INDEX

Item Number		Page(s)
Part I
Item 1.	Business	3, 7, 9-20

Item 1A.	Risk Factors	50-57
Item 1B.	Unresolved Staff Comments	Not applicable

Item 2.	Properties	3

Item 3.	Legal Proceedings	106-109

Item 4.	Mine Safety Disclosures	Not applicable
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	50

Item 6.	Selected Financial Data	49

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-49

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	28-30, 102-104

Item 8.	Financial Statements and Supplementary Data	62-120

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Not applicable

Item 9A.	Controls and Procedures	58

Item 9B.	Other Information	Not applicable
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	122

Item 11.	Executive Compensation	(a)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	(b), 99-100

Item 13.	Certain Relationships and Related Transactions, and Director Independence	(c)

Item 14.	Principal Accountant Fees and Services	(d)
Part IV
Item 15.	Exhibits and Financial Statement Schedules	123-125
Item 16.	Form 10-K Summary	Not applicable

Signatures		127

(a)	Incorporated by reference to “Compensation” in the 2020 Proxy Statement.

(b)	Incorporated by reference to “Stock Ownership Information” in the 2020 Proxy Statement.

(c)	Incorporated by reference to “Related Person Transactions” and “How We Assess Director Independence” in the 2020 Proxy Statement.

(d)	Incorporated by reference to “Independent Auditor Information” in the 2020 Proxy Statement.

GE 2019 FORM 10-K 126

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2019, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the City of Boston and Commonwealth of Massachusetts on the 24th day of February 2020.

General Electric Company
(Registrant)

By	/s/ Jamie S. Miller
Jamie S. Miller Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signer	Title	Date

	/s/ Jamie S. Miller	Principal Financial Officer	February 24, 2020
Jamie S. Miller Senior Vice President and Chief Financial Officer

	/s/ Thomas S. Timko	Principal Accounting Officer	February 24, 2020
Thomas S. Timko Vice President, Chief Accounting Officer and Controller

	/s/ H. Lawrence Culp, Jr.	Principal Executive Officer	February 24, 2020
H. Lawrence Culp, Jr.* Chairman of the Board of Directors

	Sébastien M. Bazin*	Director
	Francisco D'Souza*	Director
	Edward P. Garden*	Director
	Thomas W. Horton*	Director
	Risa Lavizzo-Mourey*	Director
	Catherine A. Lesjak*	Director
	Paula Rosput Reynolds*	Director
	Leslie F. Seidman*	Director
	James S. Tisch*	Director

A majority of the Board of Directors

*By	/s/ Christoph A. Pereira
Christoph A. Pereira Attorney-in-fact
February 24, 2020

GE 2019 FORM 10-K 127