Form 10-Q
period 2020-03-31
GENERAL ELECTRIC CO
filed 2020-04-29
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number 001-00035
GENERAL ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)

New York			14-0689340
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5 Necco Street	Boston	MA	02210
(Address of principal executive offices)			(Zip Code)
(Registrant’s telephone number, including area code) (617) 443-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.06 per share	GE	New York Stock Exchange
Floating Rate Notes due 2020	GE 20E	New York Stock Exchange
0.375% Notes due 2022	GE 22A	New York Stock Exchange
1.250% Notes due 2023	GE 23E	New York Stock Exchange
0.875% Notes due 2025	GE 25	New York Stock Exchange
1.875% Notes due 2027	GE 27E	New York Stock Exchange
1.500% Notes due 2029	GE 29	New York Stock Exchange
7 1/2% Guaranteed Subordinated Notes due 2035	GE /35	New York Stock Exchange
2.125% Notes due 2037	GE 37	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 8,747,092,000 shares of common stock with a par value of $0.06 per share outstanding at March 31, 2020.

MD&A

ABOUT GENERAL ELECTRIC
General Electric Company (General Electric or the Company) is a high-tech industrial company that operates worldwide through its four industrial segments, Power, Renewable Energy, Aviation and Healthcare, and its financial services segment, Capital. The Power segment offers technologies, solutions, and services related to energy production, including gas and steam turbines, generators, and power generation services. The Renewable Energy segment provides wind turbine platforms, hardware and software, offshore wind turbines, solutions, products and services to hydropower industry, blades for onshore and offshore wind turbines, and high voltage equipment. The Aviation segment provides jet engines and turboprops for commercial airframes, maintenance, component repair, and overhaul services, as well as replacement parts, additive machines and materials, and engineering services. The Healthcare segment provides healthcare technologies in medical imaging, digital solutions, patient monitoring, and diagnostics, drug discovery, and performance enhancement solutions. The Capital segment leases and finances aircraft, aircraft engines and helicopters, provides financial and underwriting solutions, and manages our run-off insurance operations. See the Consolidated Results section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the consolidated financial statements for information regarding our recent business portfolio actions. Results of segments reclassified to discontinued operations have been recast for all periods presented.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
The consolidated financial statements of General Electric Company (the Company) combine the industrial manufacturing and services businesses of GE with the financial services businesses of GE Capital or Financial Services and are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented in this report are calculated from the underlying numbers in millions. Discussions throughout MD&A are based on continuing operations unless otherwise noted. The MD&A should be read in conjunction with the Financial Statements and Notes to the consolidated financial statements. For purposes of the financial statement display of sales and costs of sales in our consolidated Statement of Earnings (Loss), “goods” is required by SEC regulations to include all sales of tangible products, and "services" must include all other sales, including other services activities. Throughout MD&A we refer to sales under product services agreements and sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs) as sales of “services,” which is an important part of our operations.

We believe investors will gain a better understanding of our company if they understand how we measure and talk about our results. Because of the diversity in our businesses, we present our financial statements in a three-column format, which allows investors to see our GE Industrial operations separately from our GE Capital operations. We believe that this provides useful information to investors. When used in this report, unless otherwise indicated by the context, we use these terms to mean the following:

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

2020 1Q FORM 10-Q 3

MD&A	CONSOLIDATED RESULTS

CONSOLIDATED RESULTS
SIGNIFICANT DEVELOPMENTS.
Coronavirus Disease 2019 (COVID-19) Pandemic. The COVID-19 pandemic has significantly impacted global economies, resulting in workforce and travel restrictions, supply chain and production disruptions and reduced demand and spending across many sectors. During the latter part of the first quarter of 2020, these factors began having a material adverse impact on our operations, financial performance and prices of our securities, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve.

We have adopted operational and governance rhythms across the Company to coordinate actions related to the COVID-19 pandemic, including an internal task force to protect the health and safety of our employees globally and maintain business continuity; the assessment of financial and operating impacts and mitigating actions in response; funding and liquidity management and related treasury actions; and enterprise risk management and other functional activities. Each of GE’s businesses and Corporate are taking cost and liquidity actions to manage risk and aggressively mitigate financial impact as supply and demand dynamics in GE’s industries continue to shift. We also continue to evaluate market conditions as they evolve and take precautionary measures to strengthen our financial position. We ended the first quarter of 2020 with $47.3 billion of consolidated cash, cash equivalents and restricted cash, in addition to our available credit lines. See the Capital Resources and Liquidity section within MD&A for further information.

This section summarizes the most significant impacts related to the COVID-19 pandemic that we have experienced to date, and we have included additional details as applicable throughout other sections of this report. Given that many of these impacts did not begin to be felt broadly across our businesses until the latter part of the first quarter of 2020, in some instances we have identified an impact during the quarter that we would attribute primarily to COVID-19 developments rather than other business or market factors. However, in future periods, depending on the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences, we anticipate that it will become more difficult to distinguish specific aspects of our operational and financial performance that are most directly related to COVID-19 from those that are more broadly influenced by ongoing macroeconomic, market and industry dynamics that may also be, to varying degrees, related to the COVID-19 pandemic and its consequences.

While factors related directly and indirectly to the COVID-19 pandemic have begun impacting operations and financial performance at varying levels across all our businesses, the most significant financial impact to date has been at our Aviation segment and our GE Capital Aviation Services (GECAS) aircraft leasing business within our Capital segment. The COVID-19 pandemic is having a material adverse effect on the global airline industry, resulting in reduced flight schedules worldwide, an increased number of idle aircraft, lower utilization, workforce reductions and declining financial performance within the airline industry, as well as requests for government financial assistance by various industry participants. This has decreased demand for higher margin services revenues within our Aviation segment directly impacting our profitability and cash flows during the three months ended March 31, 2020. Our Healthcare segment experienced increased demand for certain types of products and services, including respiratory, computed tomography (CT), monitoring solutions, x-ray, anesthesia and point-of-care ultrasound product lines, partially offset by decreased demand in other parts of the business where hospitals and other customers have deferred services amidst the COVID-19 pandemic. Our other businesses were also adversely impacted by market developments, including delays or cancellations of new projects, new orders and related down payments. In addition, workplace, travel and supply chain disruptions have caused delays of deliveries and the achievement of other billing milestones directly impacting our profitability and cash flows for the three months ended March 31, 2020. We anticipate many of these impacts experienced in the latter part of first quarter of 2020 related to demand, profitability and cash flows will continue in future periods depending on the severity and duration of the pandemic. For additional details about impacts related to Aviation and GECAS, Healthcare and our other businesses, refer to the respective segment sections within MD&A.

In addition, financial, oil and gas and other commodity markets, including interest rates and credit spreads, have been experiencing significant volatility, which had a material adverse impact on the market values of certain assets, such as our remaining equity interest in Baker Hughes and the value of our investment portfolios supporting our long-term insurance liabilities and pension obligations. In accordance with GAAP, we remeasure the values of our investment portfolio supporting our pension liabilities, our associated pension liabilities and our long-term insurance liabilities only annually, and our financial statements at March 31, 2020 therefore do not reflect the impact of the recent market conditions on these assets and obligations.

During the three months ended March 31, 2020, COVID-19 factors described above negatively impacted GE cash from operating activities (CFOA) and Industrial free cash flows (FCF)* by approximately $1 billion, GE Industrial profit by approximately $0.8 billion and GE Capital earnings by approximately $0.1 billion. Excluding restructuring of $0.1 billion, adjusted GE Industrial profit* was negatively impacted by $0.7 billion.

See the Consolidated Results, and Critical Accounting Estimates sections within MD&A, as well as Notes 3, 10 and 12 to the consolidated financial statements for further information.

We are taking cost and cash actions to manage risk and proactively mitigate the financial impacts from COVID-19. In 2020, we are targeting more than $2 billion in operational cost out and more than $3 billion in cash preservation actions across the company, including more than $1 billion in cost out and more than $2 billion in cash preservation actions in Aviation, to right-size its cost structure and preserve its ability to serve customers.

At this time, GE cannot forecast the full duration and magnitude of COVID-19 impacts, or the pace of recovery from the COVID-19 pandemic across our end markets, operations, and supply chains. See the Risk Factors section for further information about related risks and uncertainties.
*Non-GAAP Financial Measure

4 2020 1Q FORM 10-Q

MD&A	CONSOLIDATED RESULTS

BioPharma. On March 31, 2020, we completed the sale of our BioPharma business within our Healthcare segment to Danaher Corporation for consideration of $21.1 billion, subject to customary working capital and other post-close adjustments, and recognized a pre-tax gain of $12.3 billion ($11.1 billion after tax) in our consolidated Statement of Earnings (Loss). See Note 2 to the consolidated financial statements for further information.

Baker Hughes. We recognized a pre-tax unrealized loss of $5.7 billion ($4.6 billion after tax) for the three months ended March 31, 2020, on our investment in Baker Hughes, based on a share price of $10.50. See Notes 2 and 3 for further information.

Debt offering and tender. On April 22, 2020, we issued $6 billion of GE Company debt and used the proceeds to complete a tender offer to purchase $4.2 billion of GE senior notes with maturities ranging from 2022 to 2024. We intend to use the remaining proceeds to repurchase, redeem or repay GE’s outstanding debt obligations, including other notes or commercial paper. These transactions will be leverage neutral and liquidity enhancing by extending our near-term industrial debt maturities. Additionally, on April 23, 2020, GE Capital, using proceeds from the repayment of the intercompany loan by GE, completed a tender for $5.4 billion of its 2020 maturities. See Capital Resources and Liquidity section within MD&A for further information.

FIRST QUARTER 2020 RESULTS. Consolidated revenues were $20.5 billion, down $1.7 billion for the quarter primarily driven by decreased GE Industrial and GE Capital revenues. GE Industrial revenues decreased $1.5 billion (7%) driven by our Aviation and Power segments, partially offset by our Renewable Energy segment.

Continuing earnings per share was $0.72. Excluding gains (losses) on business dispositions, unrealized gains (losses), non-operating benefit costs, restructuring and other charges and BioPharma tax benefit, Adjusted earnings per share* was $0.05.

For the three months ended March 31, 2020, GE Industrial profit was $6.6 billion and profit margins were 34.9%, up $5.5 billion, driven primarily by the gain on sale of our BioPharma business of $12.3 billion, partially offset by an unrealized loss on our investment in Baker Hughes of $5.7 billion. Adjusted GE Industrial organic profit* decreased $1.0 billion (47%), primarily as a result of the impacts of COVID-19, particularly at our Aviation segment, as well as decreases at Power and Renewable Energy.

GE CFOA of continuing operations was $(1.7) billion and $(0.6) billion for the three months ended March 31, 2020 and 2019, respectively. GE CFOA decreased primarily due to higher cash used for working capital and lower net income, primarily due to COVID-19 impacts, compared to 2019, partially offset by lower cash used for contract & other deferred assets. GE Industrial free cash flows* were $(2.2) billion and $(1.2) billion for the three months ended March 31, 2020 and 2019, respectively. The decrease was primarily due to the same decreases in GE CFOA as noted above. See the Capital Resources and Liquidity - Statement of Cash Flows section for further information.

Orders are contractual commitments with customers to provide specified goods or services for an agreed upon price.

GE INDUSTRIAL ORDERS	Three months ended March 31
(In billions)	2020	2019

Equipment	$9.2	$10.0
Services	10.3	10.6
Total orders(a)	$19.5	$20.6
Total organic orders	$19.6	$20.2
(a) Included $1.1 billion and $1.0 billion related to BioPharma for the three months ended March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020, orders decreased $1.1 billion (5%) on a reported basis and decreased $0.6 billion (3%) organically with growth at Power and Healthcare more than offset by double-digit declines at Aviation, due to the 737 MAX grounding and the impact of COVID-19, and Renewable Energy. Equipment orders were down $0.3 billion (3%) organically and services orders were down $0.3 billion (3%) organically. Excluding BioPharma, orders decreased $0.8 billion (4%) organically.

Backlog is unfilled customer orders for products and product services (expected life of contract sales for product services).

GE INDUSTRIAL BACKLOG (In billions)	March 31, 2020	December 31, 2019	March 31, 2019

Equipment	$76.9	$79.0	$79.0
Services	324.2	325.6	274.3
Total backlog(a)	$401.1	$404.6	$353.3
(a) Backlog as of March 31, 2020 excludes the BioPharma business due to its disposition in the first quarter of 2020.

As of March 31, 2020, backlog decreased $3.5 billion (1%) from December 31, 2019, driven by currency movement due to a stronger U.S. dollar of $1.2 billion, the disposition of our BioPharma business of $1.2 billion and reductions of backlog slightly exceeding new additions, primarily at Renewable Energy. Backlog increased $47.8 billion (14%) from March 31, 2019, due to an increase in services backlog of $49.9 billion (18%), primarily at Aviation, partially offset by a decrease in equipment backlog of $2.2 billion (3%), primarily at Power. Excluding the BioPharma disposition, backlog increased $48.9 billion (14%) from March 31, 2019.

*Non-GAAP Financial Measure

2020 1Q FORM 10-Q 5

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

March 31, 2020 (In billions)	Equipment	Services	Total

Backlog	$76.9	$324.2	$401.1
Adjustments	(31.7)	(129.0)	(160.7)
Remaining performance obligation	$45.2	$195.2	$240.4

Adjustments to reported backlog of $160.7 billion as of March 31, 2020 are largely driven by adjustments of $149.9 billion in our Aviation segment: (1) backlog includes engine contracts for which we have received purchase orders that are cancelable. We have included these in backlog as our historical experience has shown no net cancellations, as any canceled engines are typically moved by the airframer to other program customers; (2) our services backlog includes contracts that are cancelable without substantive penalty, primarily time and materials contracts; (3) backlog includes engines contracted under long-term service agreements, even if the engines have not yet been put into service. These adjustments to reported backlog are expected to be satisfied beyond one year.

REVENUES	Three months ended March 31
(In billions)	2020	2019

Consolidated revenues	$20.5	$22.2

Equipment	9.2	9.6
Services	9.7	10.7
GE Industrial revenues	$18.8	$20.3

GE Capital revenues	$1.9	$2.2

For the three months ended March 31, 2020, consolidated revenues were down $1.7 billion, primarily driven by decreased GE Industrial revenues of $1.5 billion and decreased GE Capital revenues of $0.3 billion. The overall foreign currency impact on consolidated revenues was a decrease of $0.2 billion.
GE Industrial revenues decreased $1.5 billion (7%), as decreases at Aviation and Power were partially offset by an increase at Renewable Energy. The decrease in services was driven by the impact of COVID-19, resulting in a decrease in commercial services at Aviation due to lower part shipments and decreased shop visits, as well as a decrease in Gas Power services due to declines in transactional and upgrades revenues. This decrease included the net effects of dispositions of $0.4 billion and the effects of a stronger U.S. dollar of $0.2 billion. Excluding the effects of acquisitions, dispositions and foreign currency translation, GE Industrial organic revenues* decreased $1.0 billion (5%), with equipment revenues flat and a decrease in services revenues of $1.0 billion (9%). Excluding the BioPharma disposition, GE Industrial organic revenues* decreased $1.1 billion (6%).
GE Capital revenues decreased $0.3 billion (14%), primarily due to volume declines, mark-to-market effects and impairments as a result of COVID-19 and related market impacts.

EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE	Three months ended March 31
(In billions; per-share in dollars and diluted)	2020	2019

Continuing earnings	$6.3	$0.9
Continuing earnings per share	$0.72	$0.10

For the three months ended March 31, 2020, consolidated continuing earnings increased $5.4 billion due to an increase in GE Industrial profit of $5.5 billion, partially offset by a decrease in GE Capital earnings of $0.2 billion.
GE Industrial profit increased $5.5 billion driven primarily by the gain on the sale of our BioPharma business of $12.3 billion, partially offset by an unrealized loss on our investment in Baker Hughes of $5.7 billion. Adjusted GE Industrial profit* was $1.1 billion, a decrease of 47% organically*, primarily due to decreases at our Aviation, Power and Renewable Energy segments. GE Industrial profit margin was 34.9%, an increase from 5.3%, driven primarily by the gain on the sale of our BioPharma business, partially offset by an unrealized loss on our investment in Baker Hughes described above. Adjusted GE industrial profit margin* was 5.8%, a decrease of 450 basis points organically*, primarily due to declines at our Aviation, Power, and Renewable Energy segments. At Aviation, the primary drivers were lower commercial services volume and spare parts demand as a result of COVID-19. At Power, the primary drivers were supply chain constraints and cost overruns on services agreements. Additionally, at Renewable Energy, declines were largely due to project fulfillment delays and execution challenges, as well as the nonrecurrence of a $0.1 billion non-cash gain from the termination of two Offshore Wind contracts in the first quarter of 2019.
GE Capital continuing earnings decreased $0.2 billion primarily due volume declines, mark-to-market effects and impairments as a result of COVID-19 and related market impacts, partially offset by lower excess interest cost. Gains were $0.2 billion in the first quarters of both 2020 and 2019, which primarily related to sales of GECAS aircraft and engines resulting in gains of $0.1 billion in both 2020 and 2019.

*Non-GAAP Financial Measure

6 2020 1Q FORM 10-Q

MD&A	CONSOLIDATED RESULTS

AVIATION AND GECAS 737 MAX. Aviation develops, produces, and sells LEAP aircraft engines through CFM International (CFM), a company jointly owned by GE and Safran Aircraft Engines, a subsidiary of the Safran Group of France. The LEAP-1B engine is the exclusive engine for the Boeing 737 MAX. In March 2019, global regulatory authorities ordered a temporary fleet grounding of the Boeing 737 MAX. During the second quarter of 2019, Boeing announced a temporary reduction in the 737 MAX production rate, and CFM reduced its production rate for the LEAP-1B to meet Boeing's revised aircraft build rate. In December 2019, Boeing announced that it would temporarily suspend production of the 737 MAX beginning in January 2020. In March 2020, CFM and Boeing reached an agreement to align production rates for 2020 and secure payment terms for engines delivered in 2019 and 2020, net of progress collections. CFM and Boeing continue to work closely to ensure a successful reentry into service, with a strong commitment to safety while navigating near term industry disruption.

As of March 31, 2020, GECAS owned 29 of these aircraft, 26 of which are contracted for lease to various airlines that remain obligated to make contractual rental payments. In addition, GECAS has made pre-delivery payments to Boeing related to 143 of these aircraft on order and has made financing commitments to acquire a further 18 aircraft under purchase and leaseback contracts with airlines. During April 2020, GECAS agreed with Boeing to restructure its 737 MAX orderbook including previously canceled positions, resulting in the cancellation of 69 orders with 82 orders now remaining.

As of March 31, 2020, we have approximately $2.5 billion of net assets ($4.8 billion of assets and $2.3 billion of liabilities) related to the 737 MAX program that primarily comprise Aviation accounts receivable offset by progress collections and GECAS pre-delivery payments and owned aircraft subject to lease. No impairment charges were incurred related to the 737 MAX aircraft and related balances, as we continue to believe these assets are fully recoverable. We continue to monitor 737 MAX return to service and return to delivery developments with our airline customers, lessees and Boeing.

LEAP continues to be a strong engine program for us, and we delivered 272 engines for Boeing and Airbus platforms in the first quarter of 2020 and 3,662 engines since inception.

SEGMENT OPERATIONS. Segment revenues include sales of products and services by segment. Industrial segment profit is determined based on performance measures used by our Chief Operating Decision Maker (CODM), who is our Chief Executive Officer (CEO), to assess the performance of each business in a given period.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2019, for further information regarding our determination of Industrial and Capital segment profit for continuing operations, and for our allocations of corporate costs to our segments.

SUMMARY OF REPORTABLE SEGMENTS	Three months ended March 31
(In millions)	2020	2019	V%

Power	$4,025	$4,617	(13)%
Renewable Energy	3,194	2,538	26%
Aviation	6,892	7,954	(13)%
Healthcare	4,727	4,683	1%
Capital	1,923	2,227	(14)%
Total segment revenues	20,761	22,019	(6)%
Corporate items and eliminations	(237)	183	U
Consolidated revenues	$20,524	$22,202	(8)%

Power	$(129)	$110	U
Renewable Energy	(302)	(187)	(61)%
Aviation	1,005	1,660	(39)%
Healthcare	896	781	15%
Capital	(30)	135	U
Total segment profit (loss)	1,441	2,500	(42)%
Corporate items and eliminations	6,064	(228)	F
GE interest and other financial charges	(370)	(520)	29%
GE non-operating benefit costs	(616)	(564)	(9)%
GE benefit (provision) for income taxes	(187)	(268)	30%
Earnings (loss) from continuing operations attributable to GE common shareholders	6,332	920	F
Earnings (loss) from discontinued operations, net of taxes	(178)	2,663	U
Less net earnings attributable to noncontrolling interests, discontinued operations	(2)	34	U
Earnings (loss) from discontinued operations, net of tax and noncontrolling interest	(176)	2,629	U
Consolidated net earnings (loss) attributable to the GE common shareholders	$6,156	$3,549	73%

2020 1Q FORM 10-Q 7

MD&A	SEGMENT OPERATIONS

POWER
We are monitoring the impacts of COVID-19 on near-term demand and the impact it is having on our operations, including the supply chain and our ability to service our installed base. Our ability to close transactions in the near term will become more challenging due to the impact of lower oil prices on certain customer budgets, the payback of investments and upgrades at lower gas prices, and access to financing for new projects. We are seeing the impact on our suppliers and within our supply chain, which has resulted in delays in parts and equipment output. In addition, the servicing of our customers' assets has been delayed due to travel and country restrictions. Although there may be obstacles in the near term, we believe the long-term outlook for the role of gas in the power market has not materially changed.

Power is continuing to right size its business to better align with market demand and driving its businesses with an operational rigor and discipline that is focused on its customers’ lifecycle experience. We continue to partner with our customers, working through field service travel disruptions to effectively service their fleets to maintain operability. As a result of expected volume declines from COVID-19 in the near term, we are taking several measures to offset these pressures. During the first quarter of 2020, Power had approximately 700 headcount reductions and notified approximately 1,300 contractors. In addition, we executed on a hiring freeze, are accelerating planned employee reductions where possible, and are initiating meaningful incremental headcount reduction plans in line with the demand profile.

Looking ahead, we anticipate the power market to continue to be impacted by overcapacity in the industry, increased price pressure from competition on servicing the installed base, and the uncertain timing of deal closures due to financing and the complexities of working in emerging markets. Market factors such as increasing energy efficiency and renewable energy penetration continue to impact long-term demand.

While we navigate the near-term impacts of the COVID-19 pandemic, we will continue to invest in new product development, such as our HA-Turbines, and upgrades as these are critical to our customers and the long-term strategy of the business. Our fundamentals remain strong with approximately $85 billion in backlog and a gas turbine installed base greater than 7,000 units.

	Three months ended March 31
	Orders		Sales
(In units)	2020	2019	2020	2019

GE Gas Turbines	9	15	7	9
Heavy-Duty Gas Turbines(a)	6	11	5	7
HA-Turbines(b)	2	3	4	1
Aeroderivatives(a)	3	4	2	2
GE Gas Turbine Gigawatts(c)	2.2	2.1
(a) Heavy-Duty Gas Turbines and Aeroderivatives are subsets of GE Gas Turbines.
(b) HA-Turbines are a subset of Heavy-Duty Gas Turbines.
(c) Gigawatts reported associated with financial orders in the periods presented.

(In billions)	March 31, 2020	March 31, 2019

Equipment	$18.2	$19.1
Services	66.9	66.8
Total backlog	$85.1	$85.9

	Three months ended March 31
( Dollars in billions)	2020	2019

Equipment	$1.5	$1.0
Services	2.6	2.7
Total orders	$4.1	$3.7

Gas Power	$2.9	$3.3
Power Portfolio	1.2	1.4
Total segment revenues	$4.0	$4.6

Equipment	$1.5	$1.6
Services	2.5	3.0
Total segment revenues	$4.0	$4.6

Segment profit (loss)	$(0.1)	$0.1

Segment profit margin	(3.2)%	2.4%

8 2020 1Q FORM 10-Q

MD&A	SEGMENT OPERATIONS

For the three months ended March 31, 2020, segment orders were up $0.4 billion (12%), segment revenues were down $0.6 billion (13%) and segment profit was down $0.2 billion.
Backlog as of March 31, 2020 decreased $0.7 billion (1%) due to a decrease in equipment backlog.
Orders increased $0.5 billion (14%) organically, primarily due to an increase in Steam equipment orders at Power Portfolio and Gas Power equipment orders due to incremental power plant scope on unit orders, partially offset by a decrease in Heavy-Duty Gas Turbine unit orders.
Revenues decreased $0.5 billion (12%) organically*, primarily due to decreases in services revenues at Gas Power and Steam services at Power Portfolio. Services revenues at Gas Power decreased due to delays in planned outages and transactional part sales due to COVID-19 and lower revenues on upgrades, primarily in the Middle East, where low oil prices are impacting customer budgets.
Profit decreased $0.2 billion organically* due to lower revenues, as well as supply chain constraints and cost overruns on service agreements, partially offset by improved cost productivity driven by continued efforts to right size the business.

RENEWABLE ENERGY
We are monitoring the impact of COVID-19 on the renewable energy industry, including electricity consumption forecasts and customer capital expenditure levels, supply chain, availability of financing and our ability to execute on equipment and long-term projects, including the impact of possible customer related delays. While we have observed delays in equipment output at several of our manufacturing facilities, we continue to service our customer assets absent any specific country or other restrictions. In response to expected near-term volume declines from COVID-19, we initiated additional cost reduction measures, restructuring and cash preservation actions.

The onshore wind market in the U.S. continues to see a positive impact from the Production Tax Credit (PTC) cycle and customer preference shifting to larger, more efficient units to drive down costs and compete with other power generation options. Despite the competitive nature of the market, onshore wind order pricing has stabilized due to demand caused by the progressive phase-down of PTCs in the U.S., which has recently been extended by one year to include projects meeting certain criteria by 2020 that will be completed through 2024. We expect to continue high levels of production for 2020 deliveries at Onshore Wind and are closely monitoring our execution during this period including risks of delivery delays and possible project postponements due to COVID-19 or otherwise.

The grid market continues to be challenging as we continue to experience order declines in the High Voltage Direct Current (HVDC) and High Voltage (HV) product lines. Both the Grid Solutions equipment and services (Grid) and Hydro businesses are executing their turnaround plans.

New product introductions remain important to our customers who are demonstrating the willingness to adopt the new technology of larger turbines that decrease the levelized cost of energy. We continue to focus on cost reduction initiatives of our products, in-sourcing blade production and developing larger, more efficient turbines like the Haliade-X (Offshore Wind) and Cypress (Onshore Wind). Final certification of the Haliade-X is expected in the second half of 2020.

	Three months ended March 31
	Orders		Sales
(In units)	2020	2019	2020	2019

Onshore
Wind Turbines	738	970	731	353
Wind Turbine Megawatts	2,333	2,664	2,093	988
Repower	6	100	219	156

(In billions)	March 31, 2020	March 31, 2019

Equipment	$15.8	$15.6
Services	10.7	9.6
Total backlog	$26.5	$25.2

	Three months ended March 31
(In billions)	2020	2019

Equipment	$2.7	$3.0
Services	0.4	0.5
Total orders	$3.1	$3.5

Onshore Wind	$2.1	$1.4
Grid Solutions equipment and services	0.8	0.9
Hydro, Offshore Wind and other	0.2	0.2
Total segment revenues	$3.2	$2.5

*Non-GAAP Financial Measure

2020 1Q FORM 10-Q 9

MD&A	SEGMENT OPERATIONS

	Three months ended March 31
(Dollars in billions)	2020	2019

Equipment	$2.6	$2.0
Services	0.6	0.6
Total segment revenues	$3.2	$2.5

Segment profit (loss)	$(0.3)	$(0.2)

Segment profit margin	(9.5)%	(7.4)%

For the three months ended March 31, 2020, segment orders were down $0.4 billion (13%), segment revenues were up $0.7 billion (26%) and segment profit was down $0.1 billion (61%).
Backlog as of March 31, 2020 increased $1.3 billion (5%) driven by higher services backlog associated with a larger Onshore Wind installed equipment base and increased equipment backlog at Onshore and Offshore Wind, partially offset by foreign currency translation and lower orders at Grid and Hydro.
Orders decreased $0.4 billion (11%) organically, primarily due to the nonrecurrence of a large Grid Automated Control Systems (ACS) order and lower Wind orders, primarily from the impact of U.S. PTCs compared to the prior year.
Revenues increased $0.7 billion (28%) organically*, primarily from 378 more wind turbine shipments on a unit basis, or 112% more megawatts shipped, than in the prior year, partially offset by lower Grid revenues, primarily due to COVID-19.
Profit of $(0.3) billion decreased $0.1 billion (66%) organically*, primarily due to the impact of higher sales volume at Onshore Wind more than offset by project execution losses, costs associated with new product introductions and lower sales volume, primarily at Grid due to supply chain and project fulfillment disruptions associated with COVID-19, as well as the nonrecurrence of a $0.1 billion non-cash gain from the termination of two Offshore Wind contracts in the first quarter of 2019.

AVIATION
The global COVID-19 pandemic is having a material adverse effect on the global airline industry. A key underlying driver of Aviation’s commercial engine and services businesses is global passenger air travel, which in turn is driven by economic activity and consumer and business propensity to travel. The COVID-19 pandemic evolved rapidly in March 2020, and resulted in government travel restrictions, public health advisories, and related declines in economic activity. These factors caused a significant drop in passenger air traffic, and as a result, airlines have grounded their fleets and, in many cases, completely ceased passenger operations. Aviation is closely monitoring government actions and economic and industry forecasts, although such forecasts continue to evolve and reflect the uncertainty about the severity and duration of the decline in passenger air traffic. For example, the International Air Transport Association (IATA) in April 2020 forecasted a 48% reduction in revenue passenger kilometers (RPK) for the full year 2020 compared to 2019, lowering a prior forecast from March 2020 of a 38% reduction based on updated assessments about the depth of the economic impact and speed of the recovery in passenger air traffic. More broadly, we are in frequent dialogue with our airline and airframe customers about the outlook for passenger air travel, new aircraft production, and after-market services. Due to the global airline industry contraction, Aviation’s airline and airframe customers are taking measures to address reduced demand, which, in turn, is having a material adverse impact on Aviation’s business operations and financial performance.

Aviation has and is continuing to take several business actions to respond to the current adverse environment. We continue to partner with our airline and leasing customers to respond to an increased number of requests for short-term payment deferrals and are working closely with our airframe customers to align production rates for 2020. During the first quarter of 2020, Aviation took several measures including a hiring freeze, cancellation of salaried merit increases, and a reduction of all non-safety related discretionary spending, including capital expenditures and engineering and development efforts. Aviation also announced a reduction of approximately 10% of its total United States (U.S.) workforce and a temporary furlough impacting approximately 50% of its U.S. maintenance, repair and overhaul employees for 90 days. Additionally, Aviation announced a temporary furlough impacting its U.S. assembly operations and component manufacturing shops for approximately four weeks during the second quarter of 2020. Aviation is also working with the appropriate parties to properly address its global workforce.

Looking ahead, Aviation’s operational and financial performance is impacted by demand for passenger air travel, demand for freight, oil prices, fleet retirements, and demand for new aircraft. We monitor and forecast each of these factors as part of Aviation’s long-term planning process, which may result in additional business restructuring actions. Given the uncertainty related to the severity and length of the global COVID-19 pandemic and the impact on these factors across the aviation sector, Aviation could be required to record additional charges, impairments, or other adverse financial impacts in future periods.

As it relates to the military environment, the U.S. Department of Defense and foreign governments have continued flight operations, and have increased budgets to upgrade and modernize their existing fleets, creating future growth opportunities for our Military business.

Total engineering, comprised of both company and customer funded spending, decreased compared to prior year. Company-funded research and development spend decreased compared to the first quarter of 2019, and we expect the reduction to continue in line with the actions outlined above. However, customer-funded engineering efforts, primarily in our Military business, continued to increase.

*Non-GAAP Financial Measure

10 2020 1Q FORM 10-Q

MD&A	SEGMENT OPERATIONS

Aviation is taking actions to protect its ability to serve its customers now and as the global airline industry recovers. While its near-term focus remains on navigating the COVID-19 pandemic, Aviation’s deep history of innovation and technology leadership, commercial engine installed base of approximately 38,000 units, military engine installed base of approximately 27,000 units, and $273 billion backlog represents strong long-term fundamentals. Aviation is actively taking actions to strengthen its business and seeks to emerge from this crisis stronger and drive long-term cash and profitable growth over time.

Refer to the Aviation and GECAS 737 MAX discussion in Consolidated Results for information regarding the Company's exposure related to the temporary fleet grounding of the Boeing 737 MAX.

	Three months ended March 31
	Orders		Sales
(In units, except where noted)	2020	2019	2020	2019

Commercial Engines	145	799	472	751
LEAP Engines(a)	6	636	272	424
Military Engines	272	26	146	161
Spare Parts Rate(b)			$26.9	$30.1
(a) LEAP engines are subsets of commercial engines. (b) Commercial externally shipped spare parts and spare parts used in time and material shop visits in millions of dollars per day.

(In billions)	March 31, 2020	March 31, 2019

Equipment	$39.2	$38.0
Services	234.1	185.4
Total backlog	$273.2	$223.5

	Three months ended March 31
(Dollars in billions)	2020	2019

Equipment	$2.2	$3.2
Services	5.2	5.5
Total orders	$7.4	$8.7

Commercial Engines & Services	$4.8	$5.9
Military	1.0	1.0
Systems & Other	1.2	1.0
Total segment revenues	$6.9	$8.0

Equipment	$2.4	$3.1
Services	4.4	4.8
Total segment revenues	$6.9	$8.0

Segment profit	$1.0	$1.7

Segment profit margin	14.6%	20.9%
For the three months ended March 31, 2020, segment orders were down $1.3 billion (14%), segment revenues were down $1.1 billion (13%) and segment profit was down $0.7 billion (39%).
Backlog as of March 31, 2020 increased $49.8 billion (22%), primarily due to an increase in long-term service agreements. This included approximately 200 LEAP-1B unit order cancellations in the first quarter of 2020.
Orders decreased $1.1 billion (13%) organically, primarily driven by lower commercial equipment orders due to the 737 MAX grounding and the impact of COVID-19. Military equipment and service total orders increased 60% compared to the prior year, including a significant order from the U.S. Department of Navy’s Naval Air Systems Command (NAVAIR) for F414 engines.
Revenues decreased $0.9 billion (11%) organically*. Equipment revenues decreased, primarily due to 279 fewer commercial install and spare engine units, including 152 fewer LEAP units and 98 fewer CFM56 units versus the prior year. Services revenues also decreased, primarily due to lower commercial spare part shipments and decreased shop visits in our service agreements, due to the impact of COVID-19. Military revenues decreased due to lower volume of engine and spare part shipments, partially offset by increased revenues on development contracts.
Profit decreased $0.6 billion (39%) organically*, primarily due to Services decreased after-market volume and lower volume of commercial spare engines. During the three months ended March 31, 2020, Aviation recorded period expense of $0.1 billion related to abnormal production volumes and initiated restructuring actions given decreases in customer demand primarily related to LEAP engines and COVID-19. Aviation also recorded pre-tax charges totaling $0.1 billion due to expected future losses related to customer credit risk given the current environment. In addition, Aviation recorded a $0.1 billion non-cash, pre-tax charge (reduction in revenues and profit) to reflect the cumulative impacts of changes to assumptions for certain long-term service agreements. Additional adjustments are likely to occur in future periods and could be material as conditions related to COVID-19 continue to evolve.
*Non-GAAP Financial Measure

2020 1Q FORM 10-Q 11

MD&A	SEGMENT OPERATIONS

HEALTHCARE
During the first quarter of 2020, there was an increase in demand for certain of our products that are highly correlated to the response to COVID-19, including respiratory, computed tomography (CT), monitoring solutions, x-ray, anesthesia and point-of-care ultrasound product lines. However, we also saw reduction in demand and delays in procurement in other products and services that were not critical to the COVID-19 response efforts or where procedures could be postponed (magnetic resonance, contrast agents and nuclear tracers). COVID-19 is driving uncertainty in our markets globally, as well as additional supply chain and logistics costs, and we expect this to continue. In response to expected near term volatility and cost pressures from COVID-19, we have initiated additional cost reduction, restructuring and cash preservation actions.

The global healthcare market has continued to expand, driven by macro trends relating to growing and aging populations, increasing chronic and lifestyle-related diseases, accelerating demand for healthcare in emerging markets, and increasing use of diagnostic imaging. Technological innovation that makes it possible to address an increasing number of diseases, conditions and patients in a more cost-effective manner has also driven growth across each of our global markets.

The Healthcare Systems equipment market over the long term continues to expand at low single-digit rates or better, while demand continues for services on new equipment as well as on our existing installed base. However, there is short-term variation driven by market-specific political, environmental and economic cycles. Growth in emerging markets is driven by long-term trends of expanding demand and access to healthcare. Developed markets are expected to remain steady in the near term driven by macro trends in the healthcare industry.

Dynamics related to tariffs tempered China's growth in 2019. The impact of tariffs on certain types of medical equipment and components that we import from China resulted in increased product costs. We continue to take mitigating actions including moving our sourcing and manufacturing for these parts outside of China. With softening in recent U.S.-China trade relations and continued mitigation actions there has been some moderation in tariffs in both U.S. and China.

The Life Sciences market, which encompasses Pharmaceutical Diagnostics and BioPharma, continues to be strong. The Pharmaceutical Diagnostics business is positioned in the contrast agent and nuclear tracer markets. This market is expected to grow over the long-term, driven by continued diagnostic imaging procedure growth and increasing contrast and tracer-enhanced biomarkers of these same procedures, as these products help to increase the precision of the diagnostic information provided to clinicians. However, in the short-term the reduction in procedures not related to COVID-19 has temporarily reduced demand. We disposed of the BioPharma business on March 31, 2020.

We continue focusing on creating new products and solutions as well as expanding uses of existing offerings that are tailored to the different needs of our global customers. In the first quarter of 2020, we introduced the LOGIQ™ E10 Series ultrasound that is powered by advanced algorithms and the same artificial intelligence technology behind advanced gaming. It can process 10 times more data and generate images faster than our previous ultrasound systems to help clinicians bring fast, precise answers to their patients. We continue to ramp production of critical medical equipment used to diagnose and treat COVID-19 patients, respiratory, computed tomography (CT), monitoring solutions, x-ray, anesthesia and point-of-care ultrasound product lines.

(In billions)	March 31, 2020	March 31, 2019

Equipment	$6.0	$6.6
Services	11.4	11.3
Total backlog(a)	$17.4	$17.9

	Three months ended March 31
(In billions)	2020	2019

Equipment	$3.3	$2.9
Services	2.0	2.0
Total orders(a)	$5.3	$4.9

Healthcare Systems (HCS)	$3.4	$3.4
Life Sciences(b)	1.3	1.3
Total segment revenues	$4.7	$4.7

(a) Backlog as of March 31, 2020 excluded the BioPharma business due to its disposition in the first quarter of 2020. Orders included $1.1 billion and $1.0 billion related to BioPharma for the three months ended March 31, 2020 and 2019, respectively.

(b) Included revenues of $0.8 billion and $0.8 billion from BioPharma for the three months ended March 31, 2020 and 2019, respectively.

12 2020 1Q FORM 10-Q

MD&A	SEGMENT OPERATIONS

	Three months ended March 31
(Dollars in billions)	2020	2019

Equipment	$2.7	$2.7
Services	2.0	2.0
Total segment revenues	$4.7	$4.7

Segment profit	$0.9	$0.8

Segment profit margin	19.0%	16.7%

For the three months ended March 31, 2020, segment orders were up $0.4 billion (7%), segment revenues were up (1%) and segment profit was up $0.1 billion (15%).
Overall, backlog as of March 31, 2020 decreased $0.5 billion (3%). HCS backlog was up $0.6 billion, but was more than offset by the removal of BioPharma backlog of $1.1 billion due to the sale of the business on March 31, 2020. Excluding Biopharma, backlog increased $0.6 billion (4%).
Orders increased $0.4 billion (9%) organically, driven by HCS up 8% organically due to COVID-19 related increases in demand and Life Sciences up 10% organically, driven by BioPharma, partially offset by pressure in Pharmaceutical Diagnostics due to COVID-19. Excluding BioPharma, orders increased $0.3 billion (6%) organically.
Revenues increased $0.1 billion (2%) organically*, driven by increased demand in HCS products used directly in response to COVID-19 and Life Sciences, driven by BioPharma, partially offset by pressure in Pharmaceutical Diagnostics from a decrease in non-essential elective procedures due to COVID-19. Excluding BioPharma, revenues increased (1%) organically*.
Profit increased $0.1 billion (10%) organically*, primarily driven by volume growth and cost productivity due to current year cost and prior year restructuring actions, design engineering and service initiatives. These increases were partially offset by inflation, logistics pressure from COVID-19, and investments in research and development, which includes digital product innovations and Healthcare Systems programs. Excluding BioPharma, profits increased (3%) organically*.

CAPITAL
We continue to evaluate strategic options to accelerate the further reduction in the size of GE Capital, some of which could have a material financial charge depending on the timing, negotiated terms and conditions of any ultimate arrangements.

GE Capital made capital contributions to its insurance subsidiaries of $2.0 billion and $1.9 billion in the first quarters of 2020 and 2019, respectively, and expects to provide further capital contributions of approximately $7 billion through 2024. See the Critical Accounting Estimates section within MD&A for further information.

At GE Capital, the primary effect of COVID-19 pertains to its GECAS business. The COVID-19 outbreak has led to worldwide reduction of flight schedules and it is difficult to predict its longer-term impact. The resulting pressure on its airline customers had led to GECAS preparing for redeployments and repossessions, as well as lease modifications in some cases, while continuing to respond to customer requests for short-term rent deferrals. Continued deterioration in cash flow projections, including current rents, downtime, release rates and residual assumptions could result in further impairments in the operating lease portfolio. Additionally, the COVID-19 market-related volatility resulted in higher credit spreads on the investment securities held by our run-off insurance business, which resulted in marks and impairments taken in the first quarter.

As of March 31, 2020, GECAS owned 986 fixed-wing aircraft, of which five with a book value of $0.1 billion were available to lease to customers (aircraft on the ground). We test recoverability of each fixed-wing aircraft in our operating lease portfolio at least annually. Additionally, we perform quarterly evaluations in circumstances such as when assets are re-leased or current lease terms have changed.

During the three months ended March 31, 2020 and 2019, GECAS recognized pre-tax impairments of $45 million and $3 million, respectively, in its operating lease fixed-wing aircraft. The increase in pre-tax impairments was driven by declining cash flow projections for aircraft as a result of COVID-19 and related market impacts.

As of March 31, 2020, GECAS has received deferral requests (primarily short term in nature) from approximately 75% of its airline customers operating in approximately 64 countries and expects to continue to receive requests for rent deferrals and/or lease restructures from its global airline customers as a result of COVID-19 and related market impacts. An extended disruption of regional or international travel could result in an increase in these types of requests in future periods, which could result in an increase to the trade receivable balance. As GECAS evaluates future lease restructures, there is a risk of lease modifications that could have a material adverse effect on GECAS operations, financial position and cash flows. Additionally, the portfolio utilization in our helicopter business was 86% as of March 31, 2020.

Refer to the Aviation and GECAS 737 MAX discussion in Consolidated Results for information regarding the Company's exposure related to the temporary fleet grounding of the Boeing 737 MAX.

*Non-GAAP Financial Measure

2020 1Q FORM 10-Q 13

MD&A	SEGMENT OPERATIONS

(Dollars in billions)	March 31, 2020	December 31, 2019

GECAS	$37.3	$38.0
EFS	1.8	1.8
WCS(a)	7.8	9.0
Insurance	46.8	46.3
Other continuing operations(a)	17.5	22.5
Total segment assets	$111.1	$117.5

GE Capital debt to equity ratio	3.6:1	3.9:1
(a) In the first quarter of 2020 the remaining Industrial Finance assets of $0.3 billion were transferred to Other continuing operations.

	Three months ended March 31
(In billions)	2020	2019

GECAS	$1.1	$1.2
EFS	0.1	—
WCS	0.1	0.3
Insurance	0.6	0.7
Other continuing operations	—	—
Total segment revenues	$1.9	$2.2

GECAS	$0.2	$0.3
EFS	0.1	—
WCS	—	0.1
Insurance	(0.1)	—
Other continuing operations(a)	(0.2)	(0.3)
Total segment profit	$—	$0.1
(a) Other continuing operations primarily comprise excess interest costs from debt previously allocated to assets that have been sold as part of the GE Capital Exit Plan, preferred stock dividend costs and interest costs not allocated to GE Capital segments, which are driven by GE Capital’s interest allocation process. Interest costs are allocated to GE Capital segments based on the tenor of their assets using the market rate at the time of origination, which differs from the asset profile when the debt was originated. As a result, actual interest expense is higher than interest expense allocated to the remaining GE Capital segments. Substantially all preferred stock dividend costs will become a GE obligation in January 2021. See Note 15 to the consolidated financial statements for further information. In addition, we anticipate unallocated interest costs to gradually decline as debt matures and/or is refinanced.

For the three months ended March 31, 2020, segment revenues decreased $0.3 billion (14%) and segment earnings were down $0.2 billion.
Capital revenues decreased $0.3 billion (14%), primarily due to volume declines, mark-to-market effects and impairments as a result of COVID-19 and related market impacts. Capital earnings decreased $0.2 billion, primarily due volume declines, mark-to-market effects and impairments, as a result of COVID-19 and related market impacts, and the tax benefit related to the BioPharma sale, partially offset by the nonrecurrence of a 2019 tax reform enactment adjustment and lower excess interest cost. Gains were $0.2 billion in the first quarters of both 2020 and 2019, which primarily related to sales of GECAS aircraft and engines resulting in gains of $0.1 billion in the first quarters of both 2020 and 2019.

CORPORATE ITEMS AND ELIMINATIONS
Corporate items and eliminations includes the results of our Lighting segment and GE Digital business for all periods presented.

	Three months ended March 31
(In millions)	2020	2019

Revenues
Corporate revenues	$377	$592
Eliminations and other	(615)	(408)
Total Corporate Items and Eliminations	$(237)	$183

Operating profit (cost)
Gains (losses) on disposals and held for sale businesses	$12,439	$365
Restructuring and other charges	(207)	(258)
Unrealized gains (losses)	(5,794)	13
Adjusted total corporate operating costs (Non-GAAP)	(374)	(348)
Total Corporate Items and Eliminations (GAAP)	$6,064	$(228)
Less: gains (losses) and restructuring & other	6,438	120
Adjusted total corporate operating costs (Non-GAAP)	$(374)	$(348)

14 2020 1Q FORM 10-Q

MD&A	CORPORATE ITEMS AND ELIMINATIONS

	Three months ended March 31
(In millions)	2020	2019

Functions & operations	$(266)	$(357)
Eliminations	(98)	6
Environmental, health and safety (EHS) and other items	(10)	4
Adjusted total corporate operating costs (Non-GAAP)	$(374)	$(348)

Adjusted total corporate operating costs* excludes gains (losses) on disposals and held for sale businesses, restructuring and other charges and unrealized gains (losses). We believe that adjusting corporate costs* to exclude the effects of items that are not closely associated with ongoing corporate operations provides management and investors with a meaningful measure that increases the period-to-period comparability of our ongoing corporate costs.

Unrealized gains (losses) are primarily related to our mark-to-market impact on our Baker Hughes shares and an impairment on our Ventures portfolio for the three months ended March 31, 2020, and to our Wabtec equity investment for the three months ended March 31, 2019.

For the three months ended March 31, 2020, revenues decreased by $0.4 billion, primarily as a result of a $0.2 billion decrease resulting from the sale of our Current business in April 2019 and a $0.2 billion increase in inter-segment eliminations. Corporate costs decreased by $6.3 billion, primarily due to $12.1 billion of higher net gains from disposed or held for sale businesses, which was primarily related to a $12.3 billion gain from the sale of our BioPharma business in the first quarter of 2020, compared to gains in the first quarter of 2019 of $0.2 billion from the sale of our Digital ServiceMax business and $0.1 billion from a tax indemnity release related to our legacy NBCU business. Corporate costs also decreased by $0.1 billion due to lower restructuring costs within Healthcare, which were partially offset by higher restructuring actions taken in Aviation in the first quarter of 2020. These decreases were partially offset by $5.8 billion of higher net unrealized losses, primarily related to a $5.7 billion mark-to market impact on our Baker Hughes shares and a $0.1 billion impairment on our Ventures portfolio.

Adjusted total corporate operating costs* remained relatively flat. Intercompany profit eliminations increased $0.1 billion, including the results of higher intercompany activity from our Aviation segment to our GECAS business. This was mostly offset by a decrease in Functions and Operations of $0.1 billion (25%), driven by cost reductions in our Digital business.

Although there were no significant impacts in the first quarter related to COVID-19, potential future impacts at Corporate may include, but are not limited to, the increase in our long-term liabilities, primarily for pension and certain environmental obligations, or decrease in asset returns subject to interest rate changes, additional asset impairments driven by overall market conditions, and lower revenue in our Digital and Lighting operations.

RESTRUCTURING. Restructuring actions are an essential component of our cost improvement efforts to both existing operations and those recently acquired. Restructuring and other charges relate primarily to workforce reductions, facility exit costs associated with the consolidation of sales, service and manufacturing facilities, the integration of acquisitions, and certain other asset write-downs such as those associated with product line exits. We will continue to closely monitor the economic environment, including the impacts of COVID-19, and expect to undertake further restructuring actions to more closely align our cost structure with earnings and cost reduction goals.

	Three months ended March 31
(In billions)	2020	2019

Workforce reductions	$0.2	$0.2
Plant closures & associated costs and other asset write-downs	—	0.1
Acquisition/disposition net charges	—	—
Total restructuring and other charges	$0.2	$0.3

Cost of product/services	$0.1	$0.1
Selling, general and administrative expenses	0.1	0.2
Other income	—	—
Total restructuring and other charges	$0.2	$0.3

Power	$—	$—
Renewable Energy	—	—
Aviation	0.1	—
Healthcare	—	0.1
Corporate	0.1	0.1
Total restructuring and other charges	$0.2	$0.3
Cash expenditures for restructuring and other charges were approximately $0.2 billion and $0.3 billion for the three months ended March 31, 2020 and 2019 respectively.
*Non-GAAP Financial Measure

2020 1Q FORM 10-Q 15

MD&A	CORPORATE ITEMS AND ELIMINATIONS

COSTS AND GAINS NOT INCLUDED IN SEGMENT RESULTS. As discussed in the Segment Operations section within the MD&A, certain amounts are not included in industrial segment results because they are excluded from measurement of their operating performance for internal and external purposes. These costs relate primarily to restructuring and acquisition and disposition activities.

	Costs		Gains (Losses)
	Three months ended March 31		Three months ended March 31
(In billions)	2020	2019	2020	2019

Power	$—	$—	$—	$—
Renewable Energy	—	—	—	—
Aviation	0.1	—	—	—
Healthcare	—	0.1	12.3	—
Total segments	$0.1	$0.1	$12.4	$—
Corporate Items & Eliminations	0.1	0.1	(5.7)	0.4
Total Industrial	$0.2	$0.3	$6.6	$0.4

OTHER CONSOLIDATED INFORMATION

INTEREST AND OTHER FINANCIAL CHARGES	Three months ended March 31
(In billions)	2020	2019

GE	$0.4	$0.5
GE Capital	0.5	0.7
The decrease in GE interest and other financial charges for the three months ended March 31, 2020, was driven primarily by lower expenses on sales of GE current and long-term receivables as well as lower interest on debt due to lower average borrowings balances. The primary components of GE interest and other financial charges are interest on short- and long-term borrowings and financing costs on sales of receivables. Total GE interest and other financial charges of $0.2 billion and $0.3 billion was recorded at Corporate and $0.1 billion and $0.2 billion was recorded by Industrial segments for the three months ended March 31, 2020 and 2019.

The decrease in GE Capital interest and other financial charges for the three months ended March 31, 2020 was primarily due to lower average borrowings balances due to maturities and lower average interest rates due to changes in market rates.

CONSOLIDATED INCOME TAXES
For the three months ended March 31, 2020, the consolidated income tax rate was 1.0% compared to 12.5% for the three months ended March 31, 2019.

The consolidated provision for income taxes was $0.1 billion in the first quarter of 2020 and $0.1 billion in the first quarter of 2019. The provision was essentially unchanged as the tax benefit associated with the mark-to-market loss on the remaining investment in Baker Hughes ($1.1 billion) was offset by the tax expense associated with the disposition of the BioPharma business excluding the amount recognized on preparatory steps in 2019 ($1.1 billion).

The consolidated tax provision (benefit) includes $0.2 billion and $0.3 billion for GE (excluding GE Capital) for the first quarters of 2020 and 2019, respectively.

DISCONTINUED OPERATIONS. Discontinued operations primarily include our Baker Hughes and Transportation segments, and certain businesses in our GE Capital segment (our mortgage portfolio in Poland and trailing liabilities associated with the sale of our GE Capital businesses).

The mortgage portfolio in Poland (Bank BPH) comprises floating rate residential mortgages, 86% of which are indexed to or denominated in foreign currencies (primarily Swiss francs). At March 31, 2020, the total portfolio had a carrying value of $2.4 billion with a 1.46% 90-day delinquency rate and an average loan to value ratio of approximately 70.3%. The portfolio is recorded at fair value less cost to sell, which reflects market yields as well as our best estimate of the effects of ongoing litigation in Poland related to foreign currency-denominated mortgages. Discontinued operations income for the three months ended March 31, 2020, includes the recognition of a $0.1 billion valuation allowance on the carrying value of the portfolio, primarily driven by a higher discount rate as a result of COVID-19 and related market impacts. Future changes in the economic impact of COVID-19, market yields or changes in estimated legal liabilities could result in further losses related to these loans in future reporting periods.

See Notes 2 and 19 to the consolidated financial statements for further financial information regarding our businesses in discontinued operations.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS	Three months ended March 31
(In billions)	2020	2019

Earnings (loss) of discontinued operations, net of taxes	$(174)	$109
Gain (loss) on disposal, net of taxes	(4)	2,553
Earnings (loss) from discontinued operations, net of taxes	$(178)	$2,663

16 2020 1Q FORM 10-Q

MD&A	CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES AND LIQUIDITY
FINANCIAL POLICY. We intend to maintain a disciplined financial policy, targeting a sustainable long-term credit rating in the Single-A range with a GE Industrial net debt*-to-EBITDA ratio of less than 2.5x and a dividend in line with our peers over time, as well as a less than 4-to-1 debt-to-equity ratio for GE Capital. In addition to net debt*-to-EBITDA, we also evaluate other measures, including gross debt-to-EBITDA, and we will ultimately size our deleveraging actions across a range of measures to ensure we are operating the Company based on a strong balance sheet. We intend to continue to decrease our leverage over time as we navigate this period of uncertainty, although we now expect to achieve our prior targets over a longer period than previously announced.

LIQUIDITY POLICY. We maintain a strong focus on liquidity and define our liquidity risk tolerance based on sources and uses to maintain a sufficient liquidity position to meet our obligations under both normal and stressed conditions. At both GE and GE Capital, we manage our liquidity to provide access to sufficient funding to meet our business needs and financial obligations, as well as capital allocation and growth objectives, throughout business cycles. We believe that our consolidated liquidity and availability under our credit facilities will be sufficient to meet our liquidity needs.

CONSOLIDATED LIQUIDITY. Following is a summary of cash, cash equivalents and restricted cash at March 31, 2020.

(In billions)	March 31, 2020		March 31, 2020

GE	$33.8	U.S.	$31.7
GE Capital	13.5	Non-U.S.	15.6
Consolidated	$47.3	Consolidated	$47.3

With net proceeds of $20.3 billion received from the sale of our BioPharma business, we ended the first quarter of 2020 with $47.3 billion of consolidated cash, cash equivalents and restricted cash, in addition to our available credit lines. As described below, we have taken a number of actions to further de-risk and de-lever our balance sheet and prudently manage our liquidity amid a challenging external environment.

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

GE LIQUIDITY. GE's primary sources of liquidity consist of cash and cash equivalents, free cash flows from our operating businesses, monetization of receivables, proceeds from dispositions, and short-term borrowing facilities. Cash generation can be subject to variability based on many factors, including seasonality, receipt of down payments on large equipment orders, timing of billings on long-term contracts, the effects of changes in end markets and our ability to execute dispositions.

GE also has available short-term borrowing facilities to fund its operations, including a commercial paper program, revolving credit facilities and short-term intercompany loans from GE Capital, which are generally repaid within the same quarter. See the Borrowings section for details of our credit facilities and borrowing activity in our external short-term borrowing facilities.

GE cash, cash equivalents and restricted cash totaled $33.8 billion at March 31, 2020, including $2.3 billion of cash held in countries with currency control restrictions and $0.5 billion of restricted use cash. Cash held in countries with currency controls represents amounts held in countries which may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. Restricted use cash represents amounts that are not available to fund operations, and primarily comprised collateral for receivables sold and funds restricted in connection with certain ongoing litigation matters.

In the first quarter of 2020, GE received $20.3 billion of net proceeds from the sale of our BioPharma business within our Healthcare segment. On April 1, 2020, GE used $6.0 billion of these proceeds to repay a portion of the intercompany loans from GE Capital. In addition, our ending commercial paper balance decreased by $1.1 billion compared to December 31, 2019. We intend to maintain a high level of cash and maximize flexibility as we evaluate the next steps over time that are needed to execute our deleveraging priorities throughout this period of uncertainty. Additionally, we continue to evaluate the timing of an orderly sale over time of our remaining stake in Baker Hughes.

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

GE Capital cash, cash equivalents and restricted cash totaled $13.5 billion at March 31, 2020, including $1.3 billion which was subject to regulatory restrictions, primarily in insurance entities.

*Non-GAAP Financial Measure

2020 1Q FORM 10-Q 17

MD&A	CAPITAL RESOURCES AND LIQUIDITY

GE Capital provided capital contributions to its insurance subsidiaries of $2.0 billion, $1.9 billion and $3.5 billion in the first quarters of 2020, 2019 and 2018, respectively, and expects to provide further capital contributions of approximately $7 billion through 2024. These contributions are subject to ongoing monitoring by Kansas Insurance Department (KID), and the total amount to be contributed could increase or decrease, or the timing could be accelerated, based upon the results of reserve adequacy testing or a decision by KID to modify the schedule of contributions set forth in January 2018. We will continue to monitor the volatile interest rate environment, including the impact of reinvestment rates and our investment portfolio performance, and other factors in determining the related effect on our expected future capital contributions. See the Critical Accounting Estimates section of MD&A for discussion of the sensitivity of interest rate changes to our insurance liabilities. GE maintains specified capital levels at these insurance subsidiaries under capital maintenance agreements. Going forward, we anticipate funding any capital needs for insurance through a combination of GE Capital liquidity, GE Capital asset sales, GE Capital future earnings and capital contributions from GE.

BORROWINGS. Consolidated total borrowings were $85.2 billion and $90.9 billion at March 31, 2020 and December 31, 2019, respectively. The reduction was driven primarily by net repayments of GE Capital debt of $6.2 billion (including $4.7 billion of long-term debt maturities), a reduction in GE commercial paper of $1.1 billion, and $0.7 billion of foreign exchange due to strengthening US dollar against most currencies, partially offset by an increase of $2.4 billion in fair value adjustments for GE Capital debt in fair value hedge relationships as a result of lower interest rates.

GE Industrial net debt* was $34.0 billion and $47.9 billion at March 31, 2020 and December 31, 2019, respectively. The reduction was driven primarily by a higher ending cash balance mainly as a result of the proceeds from the sale of the BioPharma business.

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

The following table provides a reconciliation of total short- and long-term borrowings as reported on the respective GE and GE Capital Statements of Financial Position to borrowings adjusted for assumed debt and intercompany loans:

March 31, 2020 (In billions)	GE	GE Capital	Consolidated(a)

Total short- and long-term borrowings	$48.1	$37.6	$85.2

Debt assumed by GE from GE Capital	(29.1)	29.1	—
Intercompany loans with right of offset	12.2	(12.2)	—
Total intercompany payable (receivable) between GE and GE Capital	(16.9)	16.9	—

Total borrowings adjusted for assumed debt and intercompany loans	$31.2	$54.5	$85.2

(a)	Included $0.6 billion of eliminations of other GE borrowings from GE Capital, primarily related to timing of cash settlements associated with GE receivables monetization programs.

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

GE (In billions)	March 31, 2020	December 31, 2019	GE Capital (In billions)	March 31, 2020	December 31, 2019
Commercial paper	$1.9	$3.0	Senior and subordinated notes	$35.8	$36.5
GE senior notes	15.4	15.5	Senior and subordinated notes assumed by GE	29.1	31.4
Intercompany loans from GE Capital	12.2	12.2	Intercompany loans to GE	(12.2)	(12.2)
Other GE borrowings	1.6	2.2	Other GE Capital borrowings(a)	1.8	3.4
			Total GE Capital
Total GE adjusted borrowings	$31.2	$32.9	adjusted borrowings	$54.5	$59.0
(a) Included $0.6 billion and $1.7 billion at March 31, 2020 and December 31, 2019, respectively, of non-recourse borrowings of consolidated securitization entities where GE Capital has securitized financial assets as an alternative source of funding.

The intercompany loans from GE Capital to GE bear the right of offset against amounts owed by GE Capital to GE under the assumed debt agreement and can be prepaid by GE at any time, in whole or in part, without premium or penalty. These loans are priced at market terms and have a collective weighted average interest rate of 3.5% and term of approximately 11.8 years at March 31, 2020. On April 1, 2020, GE repaid $6.0 billion of intercompany loans from GE Capital, decreasing GE borrowings with an offsetting increase to GE Capital borrowings.

*Non-GAAP Financial Measure

18 2020 1Q FORM 10-Q

MD&A	CAPITAL RESOURCES AND LIQUIDITY

On April 22, 2020, GE issued $6.0 billion of senior notes, comprised of $1.0 billion due 2027, $1.25 billion due 2030, $1.5 billion due 2040, and $2.25 billion due 2050, and used the proceeds to complete a tender offer to purchase $4.2 billion of GE senior notes with maturities ranging from 2020 to 2024. We intend to use the remaining proceeds to repurchase, redeem or repay GE’s outstanding debt obligations, including other notes or commercial paper. These transactions will be leverage neutral and liquidity enhancing by extending our near-team industrial debt maturities.

On April 23, 2020, GE Capital completed a tender offer to purchase $5.4 billion of GE Capital senior notes with maturities during 2020 using the proceeds from the repayment of $6.0 billion of intercompany loans from GE.

GE has in place committed revolving credit lines. The following table provides a summary of committed and available credit lines.

GE COMMITTED AND AVAILABLE REVOLVING CREDIT FACILITIES (In billions)	March 31, 2020	December 31, 2019

Unused back-up revolving syndicated credit facility	$20.0	$20.0
Unused revolving syndicated credit facility	14.8	14.8
Bilateral revolving credit facilities	7.2	7.2
Total committed revolving credit facilities	$42.0	$42.0
Less offset provisions	6.7	6.7
Total net available revolving credit facilities	$35.3	$35.3

Included in our credit facilities at March 31, 2020, was an unused $20.0 billion back-up revolving syndicated credit facility extended by 36 banks, expiring in 2021, and an unused $14.8 billion revolving syndicated credit facility extended by six banks, expiring on December 31, 2020. The commitments under these syndicated credit facilities may be reduced by up to $6.7 billion due to offset provisions for any bank that holds a commitment to lend under both facilities.

As part of our ordinary course refinancing processes, on April 17, 2020, we refinanced unused back-up revolving syndicated credit facility. In connection with the refinancing, we terminated the unused $20.0 billion back-up revolving syndicated credit facility and entered into a new $15.0 billion back-up revolving syndicated credit facility, expiring in April 2023. This facility does not contain any offset provisions. The new back-up revolving credit facility includes a customary net debt-to-EBITDA financial covenant.

The closing of the new $15.0 billion facility also terminated the $14.8 billion unused revolving syndicated credit facility that was scheduled to mature in December 2020, which had an aggregate revolving commitment amount of $4.2 billion effective April 14, 2020, following the sale of the BioPharma business within our Healthcare segment.

Under the terms of an agreement between GE Capital and GE, GE Capital has the right to compel GE to borrow under all credit facilities in place at March 31, 2020 except the $14.8 billion unused revolving syndicated credit facility expiring on December 31, 2020. Under this agreement, GE would transfer the proceeds to GE Capital as intercompany loans, which would be subject to the same terms and conditions as those between GE and the lending banks. GE Capital has not exercised this right.

The following table provides a summary of the activity in the primary external sources of short-term borrowings for GE in the first quarters of 2020 and 2019. GE uses bilateral revolving credit facilities from time to time to meet its short-term liquidity needs.

(In billions)	GE Commercial Paper	Bilateral Revolving Credit Facilities	Total

2020
Average borrowings during the first quarter	$2.9	$1.2	$4.1
Maximum borrowings outstanding during the first quarter	3.4	1.5	4.7
Ending balance at March 31	1.9	—	1.9

2019
Average borrowings during the first quarter	$3.2	$1.3	$4.4
Maximum borrowings outstanding during the first quarter	3.6	1.5	4.8
Ending balance at March 31	3.0	—	3.0

Total average and maximum borrowings in the table above are calculated based on the daily outstanding balance of the sum of commercial paper and revolving credit facilities.

GE’s ending commercial paper balance decreased to $1.9 billion at March 31, 2020 from $3.0 billion at December 31, 2019, primarily as a result of market conditions and our liquidity position.

In addition to these external sources of short-term borrowings, GE and GE Capital may from time to time enter into short-term intercompany loans to utilize excess cash as an efficient source of liquidity, which are typically repaid within the same quarter.

2020 1Q FORM 10-Q 19

MD&A	CAPITAL RESOURCES AND LIQUIDITY

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

	Moody's	S&P	Fitch

GE
Outlook	Negative	Negative	Stable
Short term	P-2	A-2	F3
Long term	Baa1	BBB+	BBB
GE Capital
Outlook	Negative	Negative	Stable
Short term	P-2	A-2	F3
Long term	Baa1	BBB+	BBB
On April 10, 2020, S&P affirmed the ratings of GE and GE Capital short- and long-term debt and changed its outlook from Stable to Negative.

On April 12, 2020, Fitch lowered the credit ratings of GE and GE Capital short- and long-term debt from F2 to F3 and BBB+ to BBB, respectively, with a Stable outlook.

On April 13, 2020, Moody’s affirmed the ratings of GE and GE Capital short- and long-term debt and changed its outlook from Stable to Negative.

We are disclosing our credit ratings and any current quarter updates to these ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. For a description of some of the potential consequences of a reduction in our credit ratings, see the Financial Risks section of Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

The following table provides a summary of the estimated potential liquidity impact in the event of further downgrades with regards to the most significant contractual credit ratings conditions of the Company based on their proximity to our current ratings.

(In billions)	Triggers Below	At March 31, 2020

Derivatives
Terminations	BBB/Baa2	$(0.4)
Cash margin posting	BBB/Baa2	(0.9)
Receivables Sales Programs
Loss of cash commingling	A-2/P-2/F2	$(0.6)
Alternative funding sources	A-2/P-2/F2	(0.7)
Surety bond cash collateral posting	BBB-/Baa3	$(0.8)
The timing within the quarter of the potential liquidity impact of these areas may differ, as described in the following sections which provide additional details regarding the significant credit rating conditions of the Company.

DEBT CONDITIONS. Substantially all debt agreements in place at March 31, 2020 do not contain material credit rating covenants. If our short-term credit ratings were to fall below A-2/P-2/F2, it is possible that we would lose all or part of our access to the tier-2 commercial paper markets, which would reduce our borrowing capacity in those markets and may result in increased utilization of our revolving credit facilities to fund our intra-quarter operations. As of the date of this filing, the Fitch downgrade has not interrupted our ability to access the tier-2 market.

DERIVATIVE CONDITIONS. Swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the credit ratings of the applicable GE entity were to fall below specified ratings levels agreed upon with the counterparty, primarily BBB/Baa2. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability subject to such termination provisions, after consideration of collateral posted by us and outstanding interest payments was $0.4 billion at March 31, 2020. This excludes exposure related to embedded derivatives, which are not subject to these provisions.

In addition, certain of our derivatives, primarily interest rate swaps, are subject to additional cash margin posting requirements if our credit ratings were to fall below BBB/Baa2. The amount of additional margin will vary based on, among other factors, market movements and changes in our positions. At March 31, 2020, the amount of additional margin that we could be required to post if we fell below these ratings levels was approximately $0.9 billion.

20 2020 1Q FORM 10-Q

MD&A	CAPITAL RESOURCES AND LIQUIDITY

The Fitch downgrades did not result in a breach of any of our required ratings levels relating to derivatives.

See Note 17 to the consolidated financial statements for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

OTHER CONDITIONS. Where we provide servicing for third-party investors under certain of our receivable sales programs, GE is contractually permitted to commingle cash collected from customers on financing receivables sold to third-party investors with our own cash prior to payment to third-party investors, provided our short-term credit rating does not fall below A-2/P-2. In the event any of our ratings were to fall below such levels, we may be required to segregate certain of these cash collections owed to third-party investors into restricted bank accounts and would lose the short-term liquidity benefit of commingling with respect to such collections. The financial impact to our intra-quarter liquidity would vary based on collections activity for a given quarter and may result in increased utilization of our revolving credit facilities. The loss of cash commingling would have resulted in an estimated maximum reduction of approximately $0.6 billion to GE intra-quarter liquidity during the first quarter of 2020.

We have relied, and may continue to rely, on securitization programs to provide alternative funding for sales of GE receivables to third-party investors. If any of our short-term credit ratings were to fall below A-2/P-2/F2, the timing or amount of available liquidity generated by these programs could be adversely impacted. In the first quarter of 2020, the estimated maximum reduction to our ending available liquidity had our credit ratings fallen below these levels was approximately $0.7 billion. In the event we fall below these ratings levels, these programs contain features that permit continued timely third-party funding subject to additional restrictions, which we do not expect to have a significant impact to the Company.

In conjunction with ordinary course commercial transactions and certain regulatory requirements, the Company may periodically enter into agreements that require us to post surety bonds to counterparties. In the first quarter of 2020, we entered into amendments to our agreements with certain of our surety bond providers that may require us to post cash collateral in the event our credit ratings were to fall below BBB-/Baa3. At March 31, 2020, the maximum amount of cash collateral we could be required to post if we fell below these levels was approximately $0.8 billion.

FOREIGN EXCHANGE. As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro, the pound sterling, the Brazilian real and the Chinese renminbi, among others. The effects of foreign currency fluctuations on earnings, excluding the earnings impact of the underlying hedged item, was less than $0.1 billion for the three months ended March 31, 2020 and less than $0.1 billion for the three months ended March 31, 2019. This analysis excludes any offsetting effect from the forecasted future transactions that are economically hedged.

See Note 17 to the consolidated financial statements for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

STATEMENT OF CASH FLOWS – THREE MONTHS ENDED MARCH 31, 2020 VERSUS 2019. We manage the cash flow performance of our industrial and financial services businesses separately, in order to enable us and our investors to evaluate the cash from operating activities of our industrial businesses separately from the cash flows of our financial services business.

See the Intercompany Transactions between GE and GE Capital section and Notes 4 and 20 to the consolidated financial statements for further information regarding certain transactions affecting our consolidated Statement of Cash Flows.

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

GE cash used for operating activities was $1.7 billion in 2020, an increase of $1.1 billion compared with 2019, primarily due to: an increase in cash used for working capital of $1.1 billion; and a general decrease in net income (after adjusting for the gain on the sale of BioPharma and the non-cash loss related to our interest in Baker Hughes), primarily due to COVID-19 impacts in our Aviation segment; partially offset by a decrease in cash used for contract & other deferred assets of $0.7 billion, primarily due to higher billings on our long-term equipment contracts and an increased net unfavorable change in estimated profitability, partially offset by higher revenue recognition, on our long-term service agreements.

The increase in cash used for working capital was due to: an increase in cash used for accounts payable of $1.5 billion, which was primarily as a result of lower volume in 2020 and higher disbursements related to purchases of materials in prior periods; and higher net utilizations of progress collections of $0.3 billion. These increases in cash used for working capital were partially offset by an increase in cash generated from current receivables of $0.5 billion, which was primarily driven by lower volume, partially offset by a higher decrease in sales of receivables; and an decrease in cash used for inventories of $0.1 billion, which was primarily driven by lower build for anticipated volumes in the year, largely offset by lower liquidations.

2020 1Q FORM 10-Q 21

MD&A	CAPITAL RESOURCES AND LIQUIDITY

As discussed in the Significant Developments section within the Consolidated Results section of MD&A, the COVID-19 pandemic negatively impacted GE CFOA and GE Industrial free cash flows* by approximately $1 billion in the first quarter of 2020, primarily as a result of decreased net income and working capital in our Aviation segment.

GE cash from investing activities was $20.0 billion in 2020, an increase of $17.8 billion compared with 2019, primarily due to: net proceeds from the sale of our BioPharma business of $20.3 billion; and lower cash used in relation to net settlements between our continuing operations and discontinued operations of $0.4 billion; partially offset by the nonrecurrence of proceeds from the 2019 spin-off of our Transportation business of $2.9 billion. Cash used for additions to property, plant and equipment and internal-use software, which is a component of GE Industrial free cash flows*, was $0.6 billion in both 2020 and 2019.

GE cash used for financing activities was $2.0 billion in 2020, an increase of $0.7 billion compared with 2019, primarily due to higher net repayments of borrowings.

GE CASH FLOWS FROM DISCONTINUED OPERATIONS. GE cash used for operating activities of discontinued operations in 2019 primarily reflects operating outflows related to Transportation, prior to our disposition of the segment in the first quarter of 2019. GE cash used for financing activities of discontinued operations in 2019 primarily reflects payments of Baker Hughes dividends to noncontrolling interests.

GE CAPITAL CASH FLOWS FROM CONTINUING OPERATIONS. GE Capital cash from operating activities was $1.3 billion in 2020, an increase of $1.2 billion compared with 2019, primarily due to: a net increase in cash collateral received and settlements paid from counterparties on derivative contracts of $0.9 billion and a general increase in cash generated from earnings (loss) from continuing operations.

GE Capital cash used for investing activities was $0.1 billion in 2020, an increase of $3.9 billion compared with 2019, primarily due to: lower collections of financing receivables of $2.2 billion and an increase of net purchases of investment securities of $1.7 billion.

GE Capital cash used for financing activities was $6.4 billion in 2020, an increase of $2.9 billion compared with 2019, primarily due to: higher net repayments of borrowings of $2.8 billion and higher cash settlements on derivatives hedging foreign currency debt of $0.2 billion.

INTERCOMPANY TRANSACTIONS BETWEEN GE AND GE CAPITAL. Transactions between related companies are made on arm's length terms and are reported in the GE and GE Capital columns of our financial statements, which we believe provide useful supplemental information to our consolidated financial statements. See Note 20 to the consolidated financial statements for further information.

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
At March 31, 2020 and December 31, 2019, included in GE's accounts payable is $2.6 billion and $2.4 billion, respectively, of supplier invoices that are subject to the third-party programs. Total GE supplier invoices paid through these third-party programs were $1.1 billion and $0.1 billion for the three months ended March 31, 2020 and 2019, respectively.

The GE liability associated with the funded participation in the GE Capital program is presented as accounts payable and amounted to $1.3 billion and $2.1 billion at March 31, 2020 and December 31, 2019, respectively.

GE Capital Finance Transactions. During the three months ended March 31, 2020 and 2019, GE Capital acquired from third parties five aircraft with a list price totaling $0.6 billion and 13 aircraft with a list price totaling $1.9 billion, respectively, that will be leased to others and are powered by engines manufactured by GE Aviation and affiliates. GE Capital also made payments to GE Aviation and affiliates related to spare engines and engine parts of $0.1 billion and $0.1 billion, which included $0.1 billion and an insignificant amount to CFM International during the three months ended March 31, 2020 and 2019, respectively. Additionally, GE Capital had $2.1 billion and $2.0 billion of net book value of engines, originally manufactured by GE Aviation and affiliates and subsequently leased back to GE Aviation and affiliates at March 31, 2020 and December 31, 2019, respectively.

Also, during the three months ended March 31, 2020 and 2019, GE recognized equipment revenues of $0.5 billion and $0.2 billion, respectively, from customers within our Power and Renewable Energy segments in which GE Capital is an investee or is committed to be an investee in the underlying projects.

For certain of these investments, in order to meet its underwriting criteria, GE Capital may obtain a direct guarantee from GE related to the performance of the third party. GE guarantees include direct performance or payment guarantees, return on investment guarantees and asset value guarantees. As of March 31, 2020, GE had outstanding guarantees to GE Capital on $1.0 billion of funded exposure and $0.8 billion of unfunded commitments, which included guarantees issued by industrial businesses. The recorded contingent liability for these guarantees was insignificant as of March 31, 2020 and is based on individual transaction level defaults, losses and/or returns.

*Non-GAAP Financial Measure

22 2020 1Q FORM 10-Q

MD&A	CRITICAL ACCOUNTING ESTIMATES

CRITICAL ACCOUNTING ESTIMATES
Please refer to the Critical Accounting Estimates and Other Items sections within MD&A and Note 1 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2019, for a further discussion of our accounting policies and critical accounting estimates. COVID-19 related market events may have an effect on our Insurance business and pension assumptions.

INSURANCE AND INVESTMENT CONTRACTS. At March 31, 2020, our insurance liabilities and annuity benefits of $38.2 billion are primarily supported by investment securities of $37.6 billion and commercial mortgage loans of $1.9 billion, net of their allowance for losses, respectively.

Future policy benefit reserves. Future changes in the discount rate assumption used in our annual premium deficiency testing performed in the third quarter across our run-off insurance portfolio may be required. A lower discount rate, holding all other assumptions constant, will result in an increase in our future policy benefit reserves on a GAAP basis. Furthermore, a lower discount rate may be required under statutory asset adequacy testing that is relevant for determining the amount of capital to be contributed to our insurance subsidiaries.

Our GAAP discount rate is based upon the actual yields on our investment portfolio and our forecasted reinvestment rates, which comprise the future rates at which we expect to invest proceeds from investment maturities, net of operating cash flows, and projected future capital contributions. Although the movement in market rates impacts the reinvestment rate, it does not materially impact the actual yield on our existing investments. While credit spreads on fixed-income securities widened during the quarter, benchmark interest rates in the U.S. have been lowered which may impact other discount rate assumptions, including the period over which the reinvestment rate increases to the expected long-term average investment yield and the expected long-term average investment yield (including changes to expected default rates). Furthermore, expected returns on higher yielding asset classes may change.

For further information on our overall discount rate, reinvestment rate and mortality assumptions, refer to the GAAP Reserve Sensitivities included in Other Items within MD&A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Investments. Our investment security portfolio may experience higher gross unrealized losses, downgrades in credit ratings and higher default rates and result in an increase to the allowance for losses on assets supporting our insurance liabilities. See Note 3 to the consolidated financial statements for further information about our investment securities.

PENSION ASSUMPTIONS. As discussed in Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended December 31, 2019, our defined benefit pension plans are accounted for on an actuarial basis and measured annually as of December 31. Accounting for defined benefit plans requires the selection of certain assumptions and actual results in any given year will often differ from actuarial assumptions because of economic or other factors.

During the first quarter of 2020, financial markets and interest rates have experienced volatility, which could result in a change in the discount rate used to measure our pension benefit obligation or our pension assets may realize less than our expected long-term rate of return, either of which could result in a material change in the funded status of our pension plans when we measure them at December 31, 2020. Our discount rate is determined using the weighted average of market-observed yields for high-quality fixed income securities with maturities that correspond to the payments of benefits and while benchmark interest rates in the U.S. have been lowered credit spreads on high-quality fixed incomes securities have widened.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, changes in key assumptions for our principal pension plans would have the following effects.

•
Discount rate - A 25 basis point decrease in the discount rate would increase pension cost in the following year by about $0.2 billion and would increase the pension benefit obligation by about $2.3 billion.

•	Expected return on assets - A 50 basis point decrease in the expected return on assets would increase pension cost in the following year by about $0.3 billion.

OTHER ITEMS
NEW ACCOUNTING STANDARDS. The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts with an effective date for periods beginning after December 31, 2021, with an election to adopt early. We are evaluating the effect of the standard on our consolidated financial statements and anticipate that its adoption will significantly change the accounting for measurements of our long-duration insurance liabilities. The ASU requires cash flow assumptions used in the measurement of various insurance liabilities to be reviewed at least annually and updated if actual experience or other evidence indicates previous assumptions need to be revised with any required changes recorded in earnings. Under the current accounting guidance, the discount rate is based on expected investment yields, while under the ASU the discount rate will be equivalent to the upper-medium grade (i.e., single A) fixed-income instrument yield reflecting the duration characteristics of the liability and is required to be updated in each reporting period with changes recorded in other comprehensive income. In measuring the insurance liabilities under the new standard, contracts shall not be grouped together from different issue years. These changes result in the elimination of premium deficiency testing and shadow adjustments. While we continue to evaluate the effect of the standard on our ongoing financial reporting, we anticipate that the adoption of the ASU will materially affect our financial statements. As the ASU is only applicable to the measurements of our long-duration insurance liabilities under GAAP, it will not affect the accounting for our insurance reserves or the levels of capital and surplus under statutory accounting practices.

2020 1Q FORM 10-Q 23

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

In addition, management recognizes that certain non-GAAP terms may be interpreted differently by other companies under different circumstances. In various sections of this report we have made reference to the following non-GAAP financial measures in describing our (1) revenues, specifically GE Industrial organic revenues by segment; BioPharma organic revenues, GE Industrial organic revenues, and GE Industrial equipment and services organic revenues (2) profit, specifically GE Industrial organic profit and profit margin by segment; BioPharma organic profit and profit margin, Adjusted GE Industrial profit and profit margin (excluding certain items); Adjusted GE Industrial organic profit and profit margin; Adjusted earnings (loss); and Adjusted earnings (loss) per share (EPS), (3) cash flows, specifically GE Industrial free cash flows (FCF), and (4) debt balances, specifically GE Industrial net debt.

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

GE INDUSTRIAL ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
	Revenues			Segment profit (loss)			Profit margin
Three months ended March 31 (In millions)	2020	2019	V%	2020	2019	V%	2020	2019	V pts

Power (GAAP)	$4,025	$4,617	(13)%	$(129)	$110	U	(3.2)%	2.4%	(5.6)pts
Less: acquisitions	16	—		2	—
Less: business dispositions	15	35		2	—
Less: foreign currency effect	(46)	—		2	—
Power organic (Non-GAAP)	$4,040	$4,583	(12)%	$(135)	$110	U	(3.3)%	2.4%	(5.7)pts

Renewable Energy (GAAP)	$3,194	$2,538	26%	$(302)	$(187)	(61)%	(9.5)%	(7.4)%	(2.1)pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(64)	—		7	—
Renewable Energy organic (Non-GAAP)	$3,258	$2,538	28%	$(310)	$(187)	(66)%	(9.5)%	(7.4)%	(2.1)pts

Aviation (GAAP)	$6,892	$7,954	(13)%	$1,005	$1,660	(39)%	14.6%	20.9%	(6.3)pts
Less: acquisitions	—	—		—	—
Less: business dispositions	13	180		(2)	19
Less: foreign currency effect	(2)	—		4	—
Aviation organic (Non-GAAP)	$6,882	$7,774	(11)%	$1,003	$1,641	(39)%	14.6%	21.1%	(6.5)pts

Healthcare (GAAP)	$4,727	$4,683	1%	$896	$781	15%	19.0%	16.7%	2.3pts
Less: acquisitions	14	21		—	(4)
Less: business dispositions	—	3		—	(32)
Less: foreign currency effect	(52)	—		(5)	—
Healthcare organic (Non-GAAP)	$4,765	$4,659	2%	$901	$817	10%	18.9%	17.5%	1.4pts

Less: BioPharma organic (Non-GAAP)	839	762		380	311
Healthcare excluding BioPharma organic (Non-GAAP)	$3,926	$3,897	1%	$521	$506	3%	13.3%	13.0%	0.3pts

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

BIOPHARMA ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN (NON-GAAP)
	Revenues			Segment profit (loss)			Profit margin
Three months ended March 31 (In millions)	2020	2019	V%	2020	2019	V%	2020	2019	V pts

BioPharma (GAAP)	$830	$765	9%	$382	$312	22%	46.0%	40.8%	5.2	pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	3		—	1
Less: foreign currency effect	(9)	—		2	—
BioPharma organic (Non-GAAP)	$839	$762	10%	$380	$311	22%	45.3%	40.8%	4.5	pts

*Non-GAAP Financial Measure

24 2020 1Q FORM 10-Q

MD&A	NON-GAAP FINANCIAL MEASURES

GE INDUSTRIAL ORGANIC REVENUES (NON-GAAP)	Three months ended March 31
(In millions)	2020	2019	V%

GE Industrial revenues (GAAP)	$18,844	$20,324	(7)%
Adjustments:
Less: acquisitions	42	21
Less: business dispositions(a)	28	380
Less: foreign currency effect(b)	(166)	—
GE Industrial organic revenues (Non-GAAP)	$18,941	$19,923	(5)%

Less: BioPharma organic revenue (Non-GAAP)	839	762
GE Industrial organic revenues excluding BioPharma organic revenues (Non-GAAP)	$18,101	$19,162	(6)%

(a) Dispositions impact in 2019 primarily related to our Aviation business including the Middle River and Hamble site dispositions, with revenues of $125 million and $55 million, respectively, and Current within our Corporate segment, with revenues of $155 million.
(b) Foreign currency impact primarily driven by U.S. Dollar appreciation against Euro, Brazilian Real and Chinese Yen.

We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends.

GE INDUSTRIAL EQUIPMENT AND SERVICES ORGANIC	Three months ended March 31
REVENUES (NON-GAAP)	Equipment			Services
(In millions)	2020	2019	V%	2020	2019	V%

GE Industrial revenues (GAAP)	$9,177	$9,608	(4)%	$9,668	$10,716	(10)%
Adjustments:
Less: acquisitions	11	—		31	21
Less: business dispositions	11	314		18	66
Less: foreign currency effect	(111)	—		(55)	—
GE Industrial organic revenues (Non-GAAP)	$9,266	$9,294	—%	$9,674	$10,629	(9)%

We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends.

ADJUSTED GE INDUSTRIAL PROFIT AND PROFIT MARGIN	Three months ended March 31
(EXCLUDING CERTAIN ITEMS) (NON-GAAP) (In millions)	2020	2019

GE total revenues (GAAP)	$18,844	$20,324

Costs
GE total costs and expenses (GAAP)	$19,133	$20,101
Less: GE interest and other financial charges	370	520
Less: non-operating benefit costs	616	564
Less: restructuring & other(a)	207	267
Add: noncontrolling interests	36	23
Adjusted GE Industrial costs (Non-GAAP)	$17,976	$18,773

Other Income
GE other income (GAAP)	$6,874	$852
Less: unrealized gains (losses)(b)	(5,794)	13
Less: restructuring & other	—	9
Less: gains (losses) and impairments for disposed or held for sale businesses(b)	12,439	365
Adjusted GE other income (Non-GAAP)	$228	$465

GE Industrial profit (GAAP)	$6,585	$1,076
GE Industrial profit margin (GAAP)	34.9%	5.3%

Adjusted GE Industrial profit (Non-GAAP)	$1,096	$2,017
Adjusted GE Industrial profit margin (Non-GAAP)	5.8%	9.9%

(a) See the Corporate Items and Eliminations - Restructuring section for further information.
(b) See the Corporate Items and Eliminations section for further information.
We believe these measures are meaningful because they increase the comparability of period-to-period results.

2020 1Q FORM 10-Q 25

MD&A	NON-GAAP FINANCIAL MEASURES

ADJUSTED GE INDUSTRIAL ORGANIC PROFIT	Three months ended March 31
(NON-GAAP) (In millions)	2020	2019	V%

Adjusted GE Industrial profit (Non-GAAP)	$1,096	$2,017	(46)%
Adjustments:
Less: acquisitions	2	(4)
Less: business dispositions	(1)	(21)
Less: foreign currency effect	11	—
Adjusted GE Industrial organic profit (Non-GAAP)	$1,084	$2,041	(47)%

Adjusted GE Industrial profit margin (Non-GAAP)	5.8%	9.9%	(410) bps
Adjusted GE Industrial organic profit margin (Non-GAAP)	5.7%	10.2%	(450) bps

We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends.

ADJUSTED EARNINGS (LOSS) (NON-GAAP)	Three months ended March 31
(In millions)	2020	2019	V%

Consolidated earnings (loss) from continuing operations attributable to GE common shareholders (GAAP)	$6,332	$920	F
Less: GE Capital earnings (loss) from continuing operations attributable to GE common shareholders (GAAP)	(30)	135
GE Industrial earnings (loss) (Non-GAAP)	6,362	785	F
Non-operating benefits costs (pre-tax) (GAAP)	(616)	(564)
Tax effect on non-operating benefit costs	129	118
Less: non-operating benefit costs (net of tax)	(487)	(446)
Gains (losses) and impairments for disposed or held for sale businesses (pre-tax)(a)	12,439	365
Tax effect on gains (losses) and impairments for disposed or held for sale businesses	(1,265)	35
Less: gains (losses) and impairments for disposed or held for sale businesses (net of tax)	11,174	400
Restructuring & other (pre-tax)(b)	(207)	(258)
Tax effect on restructuring & other	43	53
Less: restructuring & other (net of tax)	(164)	(205)
Unrealized gains (losses)(a)	(5,794)	13
Tax on unrealized gains (losses)	1,096	(3)
Less: unrealized gains (losses)	(4,697)	10
BioPharma deal expense (pre-tax)	—	—
Tax on BioPharma deal expense	—	(14)
Less: BioPharma deal expense (net of tax)	—	(14)
Less: GE Industrial U.S. tax reform enactment adjustment	—	(101)
Adjusted GE Industrial earnings (loss) (Non-GAAP)	$536	$1,140	(53)%

GE Capital earnings (loss) from continuing operations attributable to GE common shareholders (GAAP)	(30)	135	U
Less: GE Capital U.S. tax reform enactment adjustment	—	99
Less: GE Capital tax benefit related to BioPharma sale	88	—
Adjusted GE Capital earnings (loss) (Non-GAAP)	$(118)	$36	U

Adjusted GE Industrial earnings (loss) (Non-GAAP)	$536	$1,140	(53)%
Add: Adjusted GE Capital earnings (loss) (Non-GAAP)	(118)	36	U
Adjusted earnings (loss) (Non-GAAP)	$418	$1,177	(64)%

(a) See the Corporate Items and Eliminations section for further information.
(b) See the Corporate Items and Eliminations - Restructuring section for further information.
26 2020 1Q FORM 10-Q

MD&A	NON-GAAP FINANCIAL MEASURES

ADJUSTED EARNINGS (LOSS) PER SHARE (EPS)	Three months ended March 31
(NON-GAAP)	2020	2019	V%

Consolidated EPS from continuing operations attributable to GE common shareholders (GAAP)	$0.72	$0.10	F
Less: GE Capital EPS from continuing operations attributable to GE common shareholders (GAAP)	—	0.02
GE Industrial EPS (Non-GAAP)	0.73	0.09	F
Non-operating benefits costs (pre-tax) (GAAP)	(0.07)	(0.06)
Tax effect on non-operating benefit costs	0.01	0.01
Less: non-operating benefit costs (net of tax)	(0.06)	(0.05)
Gains (losses) and impairments for disposed or held for sale businesses (pre-tax)(a)	1.42	0.04
Tax effect on gains (losses) and impairments for disposed or held for sale businesses	(0.14)	—
Less: gains (losses) and impairments for disposed or held for sale businesses (net of tax)	1.28	0.04
Restructuring & other (pre-tax)(b)	(0.02)	(0.03)
Tax effect on restructuring & other	—	0.01
Less: restructuring & other (net of tax)	(0.02)	(0.02)
Unrealized gains (losses)(a)	(0.66)	—
Tax on unrealized gains (losses)	0.13	—
Less: unrealized gains (losses)	(0.54)	—
BioPharma deal expense (pre-tax)	—	—
Tax on BioPharma deal expense	—	—
Less: BioPharma deal expense (net of tax)	—	—
Less: GE Industrial U.S. tax reform enactment adjustment	—	(0.01)
Adjusted GE Industrial EPS (Non-GAAP)	$0.06	$0.13	(54)%

GE Capital EPS from continuing operations attributable to GE common shareholders (GAAP)	—	0.02	(100)%
Less: GE Capital U.S. tax reform enactment adjustment	—	0.01
Less: GE Capital tax benefit related to BioPharma sale	0.01	—
Adjusted GE Capital EPS (Non-GAAP)	$(0.01)	$—	U

Adjusted GE Industrial EPS (Non-GAAP)	$0.06	$0.13	(54)%
Add: Adjusted GE Capital EPS (Non-GAAP)	(0.01)	—	U
Adjusted EPS (Non-GAAP)	$0.05	$0.13	(62)%

(a) See the Corporate Items and Eliminations section for further information.
(b) See the Corporate Items and Eliminations - Restructuring section for further information.
Earnings-per-share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.
The service cost for our pension and other benefit plans are included in adjusted earnings*, which represents the ongoing cost of providing pension benefits to our employees. The components of non-operating benefit costs are mainly driven by capital allocation decisions and market performance. We believe the retained costs in Adjusted earnings* and Adjusted EPS* provides management and investors a useful measure to evaluate the performance of the total company, and increases period-to-period comparability. We also use Adjusted EPS* as a performance metric at the company level for our annual executive incentive plan for 2020. We believe presenting Adjusted Industrial earnings* and Adjusted Industrial EPS* separately for our financial services businesses also provides management and investors with useful information about the relative size of our industrial and financial services businesses in relation to the total company.

GE INDUSTRIAL FREE CASH FLOWS (FCF) (NON-GAAP)	Three months ended March 31
(In millions)	2020	2019

GE CFOA (GAAP)	$(1,662)	$(607)
Add: gross additions to property, plant and equipment	(504)	(552)
Add: gross additions to internal-use software	(58)	(66)
Less: taxes related to business sales	(17)	(8)
GE Industrial free cash flows (Non-GAAP)	$(2,207)	$(1,216)

We believe investors may find it useful to compare GE's Industrial free cash flows* performance without the effects of cash used for taxes related to business sales. We believe this measure will better allow management and investors to evaluate the capacity of our industrial operations to generate free cash flows.

*Non-GAAP Financial Measure

2020 1Q FORM 10-Q 27

MD&A	NON-GAAP FINANCIAL MEASURES

GE INDUSTRIAL NET DEBT (NON-GAAP) (In millions)	March 31, 2020	December 31, 2019

Total GE short- and long-term borrowings (GAAP)	$48,132	$52,059
Less: GE Capital short- and long-term debt assumed by GE	29,136	31,368
Add: intercompany loans from GE Capital	12,226	12,226
Total adjusted GE borrowings	$31,222	$32,917
Total pension and principal retiree benefit plan liabilities (pre-tax)(a)	27,773	27,773
Less: taxes at 21%	5,832	5,832
Total pension and principal retiree benefit plan liabilities (net of tax)	$21,941	$21,941
GE operating lease liabilities	3,266	3,369
GE preferred stock	5,782	5,738
Less: 50% of GE preferred stock	2,891	2,869
50% of preferred stock	$2,891	$2,869
Deduction for total GE cash, cash equivalents and restricted cash	(33,810)	(17,613)
Less: 25% of GE cash, cash equivalents and restricted cash	(8,453)	(4,403)
Deduction for 75% of GE cash, cash equivalents and restricted cash	$(25,358)	$(13,210)
Total GE Industrial net debt (Non-GAAP)	$33,962	$47,886

(a) Represents the total net deficit status of principal pension plans, other pension plans and retiree benefit plans at December 31, 2019. The funded status of our benefit plans is updated annually in the fourth quarter.

In this document we use GE Industrial net debt*, which is calculated based on rating agency methodologies. We are including the calculation of GE industrial net debt* to provide investors more clarity regarding how the credit rating agencies measure GE Industrial leverage.

CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of
March 31, 2020, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

RISK FACTORS
The risk factor set forth below updates the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019. These risk factors could materially affect our business, financial position and results of operations.

The global Coronavirus Disease 2019 (COVID-19) pandemic is having a material adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives. Our operations and financial performance have been negatively impacted by the COVID-19 pandemic that has caused, and is expected to continue to cause, the global slowdown of economic activity (including the decrease in demand for a broad variety of goods and services), disruptions in global supply chains and significant volatility and disruption of financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.

The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:

Operations-related risks: Across all of our businesses, we are facing increased operational challenges from the need to protect employee health and safety, site shutdowns, workplace disruptions and restrictions on the movement of people, raw materials and goods, both at our own facilities and at customers and suppliers. We are also experiencing, and expect to continue experiencing, lower demand and volume for products and services, customer requests for potential payment deferrals or other contract modifications, supply chain under-liquidation, delays of deliveries and the achievement of other billing milestones, delays or cancellations of new projects and related down payments and other factors related directly and indirectly to the COVID-19 pandemic that adversely impact our businesses. We expect that the longer the period of economic and global supply chain and disruption continues, the more material the adverse impact will be on our business operations, financial performance and results of operations, and this could include additional charges, impairments and other adverse financial impacts in future periods.
*Non-GAAP Financial Measure

28 2020 1Q FORM 10-Q

RISK FACTORS

Customer-related risks: In particular, the interruption of regional and international air travel from COVID-19 has resulted in the loss of business and leisure traffic and is having a material adverse effect on our airline and airframer customers, the viability of their businesses and their demand for our services and products. Changes in passenger air travel trends arising from COVID-19 may continue to develop or persist over time and further contribute to this adverse effect. We are also observing a significant increase in the number of requests for payment deferrals, contract modifications, aircraft lease restructurings and similar actions across the aviation sector, and these trends may lead to additional charges, impairments and other adverse financial impacts at GE Aviation and GE Capital Aviation Services over time. We have depended on the strength of our Aviation business as we have been working to improve the operations and execution of other GE businesses and strengthen the company’s balance sheet. As a result, disruption of the aviation industry, which could continue for an uncertain period of time, is particularly significant for GE. Across our businesses, to varying degrees, we anticipate that some existing or potential customers will continue to delay or cancel plans to purchase our products and services, or may not be able to fulfill prior obligations in a timely fashion, as a result of ongoing effects related to the COVID-19 pandemic and adverse economic conditions more broadly.

Leverage- and market-related risks: The current financial market dynamics and volatility pose heightened risks to our timelines for decreasing our leverage, and we now expect to achieve our prior targets over a longer period than previously announced as we seek to maintain appropriate liquidity to compensate for lower cash flows from operations or as variables impacting our leverage ratios fluctuate with extreme market volatility. For example, lower discount rates and lower asset valuations at the time of remeasurement can materially impact the calculation of long-term liabilities such as our pension deficit, GAAP insurance reserve and insurance statutory calculations. In addition, extreme volatility in financial and commodities markets has had and may continue to have adverse impacts on other asset valuations such as the market value of our remaining equity interest in Baker Hughes and the value of the investment portfolios supporting our pension and long-term insurance liabilities. Our long-term liabilities are sensitive to numerous factors and assumptions that can move in offsetting directions and should be considered as of the time of a relevant measurement event.

Liquidity- and funding-related risks: While we have significant sources of cash and liquidity and access to committed credit lines, a prolonged period of generating lower cash from operations could adversely affect our financial condition and the achievement of our strategic objectives. As described in the Capital Resources and Liquidity section of this report, in April 2020, Moody's and S&P changed their credit rating outlooks for GE and GE Capital from Stable to Negative, and Fitch lowered its credit ratings for GE and GE Capital. There can also be no assurance that we will not face additional credit rating downgrades as a result of weaker than anticipated performance of our businesses, slower progress in decreasing our leverage or other factors. Future downgrades could further adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets, and a significant downgrade could have an adverse commercial impact on our industrial businesses. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding (including for receivables monetization or supply chain finance programs), which could adversely affect our business, financial position and results of operations. Although the U.S. federal and other governments have announced a number of funding programs to support businesses, our ability or willingness to access funding under such programs may be limited by regulations or other guidance, or by further change or uncertainty related to the terms of these programs.

As the COVID-19 pandemic continues to adversely affect our operating and financial results, it may also have the effect of heightening many of the other risks described in the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019. In particular, see the risk factors regarding “Global macro-environment,” “Supply chain,” “Leverage and borrowings,” “Liquidity” and “Economy, customers & counterparties," as updated by the information in this risk factor. Refer also to the Critical Accounting Estimates section of this report for additional details about how COVID-19 related market events may affect our insurance business and pension assumptions. Further, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our operations or financial results.

LEGAL PROCEEDINGS
Refer to Legal Matters and Environmental, Health and Safety Matters in Note 19 to the consolidated financial statements for information relating to legal proceedings. The information in those sections supplements and amends the discussion set forth in the corresponding sections of Note 23 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.

2020 1Q FORM 10-Q 29

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)	Three months ended March 31
(UNAUDITED)	Consolidated
(In millions; per-share amounts in dollars)	2020	2019

Sales of goods	$12,364	$13,249
Sales of services	6,450	7,008
GE Capital revenues from services	1,709	1,945
Total revenues (Note 9)	20,524	22,202

Cost of goods sold	10,540	10,974
Cost of services sold	5,156	5,234
Selling, general and administrative expenses	3,065	3,402
Interest and other financial charges	794	1,065
Insurance losses and annuity benefits	636	611
Non-operating benefit costs	619	569
Other costs and expenses	109	72
Total costs and expenses	20,918	21,927

Other income (Note 23)	6,869	847
GE Capital earnings (loss) from continuing operations	—	—

Earnings (loss) from continuing operations before income taxes	6,475	1,122
Benefit (provision) for income taxes	(63)	(140)
Earnings (loss) from continuing operations	6,412	983
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(178)	2,663
Net earnings (loss)	6,233	3,645
Less net earnings (loss) attributable to noncontrolling interests	34	57
Net earnings (loss) attributable to the Company	6,199	3,588
Preferred stock dividends	(43)	(40)
Net earnings (loss) attributable to GE common shareholders	$6,156	$3,549

Amounts attributable to GE common shareholders
Earnings (loss) from continuing operations	$6,412	$983
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	36	23
Earnings (loss) from continuing operations attributable to the Company	6,375	960
Preferred stock dividends	(43)	(40)
Earnings (loss) from continuing operations attributable
to GE common shareholders	6,332	920
Earnings (loss) from discontinued operations, net of taxes	(178)	2,663
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	(2)	34
Net earnings (loss) attributable to GE common shareholders	$6,156	$3,549

Earnings (loss) per share from continuing operations (Note 16)
Diluted earnings (loss) per share	$0.72	$0.10
Basic earnings (loss) per share	$0.72	$0.10

Net earnings (loss) per share (Note 16)
Diluted earnings (loss) per share	$0.70	$0.40
Basic earnings (loss) per share	$0.70	$0.41

Dividends declared per common share	$0.01	$0.01

30 2020 1Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS) (CONTINUED)	Three months ended March 31
(UNAUDITED)	GE(a)		GE Capital
(In millions; per-share amounts in dollars)	2020	2019	2020	2019

Sales of goods	$12,359	$13,315	$24	$16
Sales of services	6,486	7,009	—	—
GE Capital revenues from services	—	—	1,899	2,210
Total revenues	18,844	20,324	1,923	2,227

Cost of goods sold	10,541	11,049	17	13
Cost of services sold	4,657	4,781	535	486
Selling, general and administrative expenses	2,949	3,196	203	267
Interest and other financial charges	370	520	504	677
Insurance losses and annuity benefits	—	—	653	633
Non-operating benefit costs	616	564	2	5
Other costs and expenses	—	(8)	119	99
Total costs and expenses	19,133	20,101	2,033	2,180

Other income (Note 23)	6,874	852	—	—
GE Capital earnings (loss) from continuing operations	(30)	135	—	—

Earnings (loss) from continuing operations before income taxes	6,555	1,211	(110)	47
Benefit (provision) for income taxes	(187)	(268)	123	128
Earnings (loss) from continuing operations	6,368	943	13	175
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(178)	2,663	(164)	35
Net earnings (loss)	6,190	3,606	(151)	210
Less net earnings (loss) attributable to noncontrolling interests	34	57	—	—
Net earnings (loss) attributable to the Company	6,156	3,549	(151)	210
Preferred stock dividends	—	—	(43)	(40)
Net earnings (loss) attributable to GE common shareholders	$6,156	$3,549	$(194)	$171

Amounts attributable to GE common shareholders:
Earnings (loss) from continuing operations	$6,368	$943	$13	$175
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	36	23	—	—
Earnings (loss) from continuing operations attributable to the Company	6,332	920	13	175
Preferred stock dividends	—	—	(43)	(40)
Earnings (loss) from continuing operations attributable
to GE common shareholders	6,332	920	(30)	135
Earnings (loss) from discontinued operations, net of taxes	(178)	2,663	(164)	35
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	(2)	34	—	—
Net earnings (loss) attributable to GE common shareholders	$6,156	$3,549	$(194)	$171

(a) Represents the adding together of all GE Industrial affiliates and GE Capital continuing operations on a one-line basis. See Note 1.

2020 1Q FORM 10-Q 31

FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL POSITION (UNAUDITED)	Consolidated
(In millions, except share amounts)	March 31, 2020	December 31, 2019

Cash, cash equivalents and restricted cash	$47,286	$36,394
Investment securities (Note 3)	42,299	48,521
Current receivables (Note 4)	16,925	16,769
Financing receivables – net (Note 5)	2,998	3,134
Inventories (Note 6)	15,457	14,104
Other GE Capital receivables	7,505	7,144
Property, plant and equipment – net (Note 7)(a)	45,979	46,186
Receivable from GE Capital	—	—
Investment in GE Capital	—	—
Goodwill (Note 8)	26,598	26,734
Other intangible assets – net (Note 8)	10,381	10,653
Contract and other deferred assets (Note 10)	16,136	16,801
All other assets	15,841	16,461
Deferred income taxes (Note 14)	10,457	9,889
Assets of businesses held for sale (Note 2)	506	9,149
Assets of discontinued operations (Note 2)	3,653	4,109
Total assets	$262,021	$266,048

Short-term borrowings (Note 11)	$18,122	$22,072
Short-term borrowings assumed by GE (Note 11)	—	—
Accounts payable, principally trade accounts	15,212	15,926
Progress collections and deferred income (Note 10)	19,818	20,508
Other GE current liabilities	16,290	15,753
Non-recourse borrowings of consolidated securitization entities (Note 11)	644	1,655
Long-term borrowings (Note 11)	66,388	67,155
Long-term borrowings assumed by GE (Note 11)	—	—
Insurance liabilities and annuity benefits (Note 12)	38,241	39,826
Non-current compensation and benefits	31,104	31,687
All other liabilities(a)	18,985	19,745
Liabilities of businesses held for sale (Note 2)	219	1,658
Liabilities of discontinued operations (Note 2)	139	203
Total liabilities	225,162	236,187

Preferred stock (5,939,875 shares outstanding at both March 31, 2020 and December 31, 2019)	6	6
Common stock (8,747,092,000 and 8,738,434,000 shares outstanding at March 31, 2020 and December 31, 2019, respectively)	702	702
Accumulated other comprehensive income (loss) – net attributable to GE	(10,819)	(11,732)
Other capital	34,296	34,405
Retained earnings	93,615	87,732
Less common stock held in treasury	(82,516)	(82,797)
Total GE shareholders’ equity	35,284	28,316
Noncontrolling interests	1,575	1,545
Total equity	36,859	29,861
Total liabilities and equity	$262,021	$266,048

(a) Included operating lease right of use assets. The related liabilities are included in All Other Liabilities.

32 2020 1Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL POSITION (CONTINUED)	GE(a)		GE Capital
(UNAUDITED) (In millions, except share amounts)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019

Cash, cash equivalents and restricted cash	$33,810	$17,613	$13,475	$18,781
Investment securities (Note 3)	4,184	10,008	38,117	38,514
Current receivables (Note 4)	13,076	13,883	—	—
Financing receivables - net (Note 5)	—	—	7,457	6,979
Inventories (Note 6)	15,457	14,104	—	—
Other GE Capital receivables	—	—	10,764	11,767
Property, plant and equipment – net (Note 7)(b)	17,088	17,447	30,058	29,886
Receivable from GE Capital	16,909	19,142	—	—
Investment in GE Capital	14,965	15,299	—	—
Goodwill (Note 8)	25,759	25,895	839	839
Other intangible assets – net (Note 8)	10,212	10,461	169	192
Contract and other deferred assets (Note 10)	16,168	16,833	—	—
All other assets	8,380	8,399	8,200	8,648
Deferred income taxes (Note 14)	8,654	8,189	1,803	1,700
Assets of businesses held for sale (Note 2)	43	8,626	247	241
Assets of discontinued operations (Note 2)	156	202	3,497	3,907
Total assets	$184,861	$186,100	$114,626	$121,454

Short-term borrowings (Note 11)	$3,999	$5,606	$8,833	$12,030
Short-term borrowings assumed by GE (Note 11)	5,888	5,473	2,519	2,104
Accounts payable, principally trade accounts	16,004	17,702	1,054	886
Progress collections and deferred income (Note 10)	19,986	20,694	—	—
Other GE current liabilities	17,186	16,833	—	—
Non-recourse borrowings of consolidated securitization entities (Note 11)	—	—	644	1,655
Long-term borrowings (Note 11)	14,997	15,085	28,144	26,175
Long-term borrowings assumed by GE (Note 11)	23,247	25,895	14,390	17,038
Insurance liabilities and annuity benefits (Note 12)	—	—	38,729	40,232
Non-current compensation and benefits	30,649	31,208	447	472
All other liabilities(b)	15,911	16,156	4,664	5,278
Liabilities of businesses held for sale (Note 2)	181	1,620	52	52
Liabilities of discontinued operations (Note 2)	108	106	31	97
Total liabilities	148,157	156,379	99,507	106,016

Preferred stock (5,939,875 shares outstanding at both March 31, 2020 and December 31, 2019)	6	6	6	6
Common stock (8,747,092,000 and 8,738,434,000 shares outstanding at March 31, 2020 and December 31, 2019, respectively)	702	702	—	—
Accumulated other comprehensive income (loss) - net attributable to GE	(10,819)	(11,732)	(986)	(852)
Other capital	34,296	34,405	17,003	17,001
Retained earnings	93,615	87,732	(1,058)	(857)
Less common stock held in treasury	(82,516)	(82,797)	—	—
Total GE shareholders’ equity	35,284	28,316	14,965	15,299
Noncontrolling interests	1,421	1,406	154	139
Total equity	36,705	29,721	15,119	15,438
Total liabilities and equity	$184,861	$186,100	$114,626	$121,454

(a) Represents the adding together of all GE Industrial affiliates and GE Capital continuing operations on a one-line basis. See Note 1.
(b) Included operating lease right of use assets. The related liabilities are included in All Other Liabilities.

2020 1Q FORM 10-Q 33

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS	Three months ended March 31
(UNAUDITED)	Consolidated
(In millions)	2020	2019

Net earnings (loss)	$6,233	$3,645
(Earnings) loss from discontinued operations	178	(2,663)
Adjustments to reconcile net earnings (loss)
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment (Note 7)	991	995
Amortization of intangible assets (Note 8)	340	367
(Earnings) loss from continuing operations retained by GE Capital	—	—
(Gains) losses on purchases and sales of business interests (Note 23)	(12,372)	(253)
(Gains) losses on equity securities (Note 23)	5,874	(20)
Principal pension plans cost (Note 13)	877	868
Principal pension plans employer contributions	(70)	(65)
Other postretirement benefit plans (net)	(254)	(289)
Provision (benefit) for income taxes	63	140
Cash recovered (paid) during the year for income taxes	(310)	(280)
Decrease (increase) in contract and other deferred assets	(12)	(680)
Decrease (increase) in GE current receivables	(503)	545
Decrease (increase) in inventories	(978)	(1,165)
Increase (decrease) in accounts payable	(601)	215
Increase (decrease) in GE progress collections	(655)	(331)
All other operating activities	1,050	(609)
Cash from (used for) operating activities – continuing operations	(148)	420
Cash from (used for) operating activities – discontinued operations	(67)	(298)
Cash from (used for) operating activities	(214)	122

Additions to property, plant and equipment	(1,027)	(1,395)
Dispositions of property, plant and equipment	731	1,068
Additions to internal-use software	(60)	(69)
Net decrease (increase) in financing receivables	(50)	353
Proceeds from sale of discontinued operations	—	2,865
Proceeds from principal business dispositions	20,488	569
Net cash from (payments for) principal businesses purchased	(6)	—
All other investing activities	(856)	305
Cash from (used for) investing activities – continuing operations	19,221	3,696
Cash from (used for) investing activities – discontinued operations	(134)	(206)
Cash from (used for) investing activities	19,086	3,490

Net increase (decrease) in borrowings (maturities of 90 days or less)	(1,905)	(445)
Newly issued debt (maturities longer than 90 days)	125	731
Repayments and other debt reductions (maturities longer than 90 days)	(5,903)	(3,546)
Dividends paid to shareholders	(89)	(88)
All other financing activities	(147)	(113)
Cash from (used for) financing activities – continuing operations	(7,919)	(3,461)
Cash from (used for) financing activities – discontinued operations	—	(274)
Cash from (used for) financing activities	(7,919)	(3,735)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(256)	78
Increase (decrease) in cash, cash equivalents and restricted cash	10,697	(45)
Cash, cash equivalents and restricted cash at beginning of year	37,077	35,548
Cash, cash equivalents and restricted cash at March 31	47,774	35,503
Less cash, cash equivalents and restricted cash of discontinued operations at March 31	437	3,671
Cash, cash equivalents and restricted cash of continuing operations at March 31	$47,338	$31,832

34 2020 1Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS (CONTINUED)	Three months ended March 31
(UNAUDITED)	GE(a)		GE Capital
(In millions)	2020	2019	2020	2019

Net earnings (loss)	$6,190	$3,606	$(151)	$210
(Earnings) loss from discontinued operations	178	(2,663)	164	(35)
Adjustments to reconcile net earnings (loss)
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment (Note 7)	453	505	536	488
Amortization of intangible assets (Note 8)	315	353	25	13
(Earnings) loss from continuing operations retained by GE Capital	30	(135)	—	—
(Gains) losses on purchases and sales of business interests (Note 23)	(12,372)	(253)	—	—
(Gains) losses on equity securities (Note 23)	5,789	(20)	86	(1)
Principal pension plans cost (Note 13)	877	868	—	—
Principal pension plans employer contributions	(70)	(65)	—	—
Other postretirement benefit plans (net)	(247)	(292)	(8)	3
Provision (benefit) for income taxes	187	268	(123)	(128)
Cash recovered (paid) during the year for income taxes	(278)	(272)	(32)	(8)
Decrease (increase) in contract and other deferred assets	(12)	(680)	—	—
Decrease (increase) in GE current receivables	487	(57)	—	—
Decrease (increase) in inventories	(966)	(1,088)	—	—
Increase (decrease) in accounts payable	(1,468)	(2)	(5)	(41)
Increase (decrease) in GE progress collections	(673)	(343)	—	—
All other operating activities	(82)	(336)	784	(451)
Cash from (used for) operating activities – continuing operations	(1,662)	(607)	1,276	50
Cash from (used for) operating activities – discontinued operations	29	(528)	(95)	(86)
Cash from (used for) operating activities	(1,633)	(1,135)	1,181	(36)

Additions to property, plant and equipment	(504)	(552)	(541)	(911)
Dispositions of property, plant and equipment	29	79	709	993
Additions to internal-use software	(58)	(66)	(1)	(3)
Net decrease (increase) in financing receivables	—	—	(506)	1,673
Proceeds from sale of discontinued operations	—	2,865	—	—
Proceeds from principal business dispositions	20,505	561	(16)	396
Net cash from (payments for) principal businesses purchased	(6)	(396)	—	—
All other investing activities	81	(245)	300	1,655
Cash from (used for) investing activities – continuing operations	20,046	2,246	(56)	3,802
Cash from (used for) investing activities – discontinued operations	(33)	(42)	(101)	152
Cash from (used for) investing activities	20,013	2,204	(157)	3,954

Net increase (decrease) in borrowings (maturities of 90 days or less)	(1,881)	(1,170)	(514)	(612)
Newly issued debt (maturities longer than 90 days)	1	248	124	483
Repayments and other debt reductions (maturities longer than 90 days)	(64)	(290)	(5,840)	(3,255)
Dividends paid to shareholders	(89)	(88)	(42)	(38)
All other financing activities	(12)	(18)	(135)	(95)
Cash from (used for) financing activities – continuing operations	(2,045)	(1,318)	(6,406)	(3,518)
Cash from (used for) financing activities – discontinued operations	—	(273)	—	(1)
Cash from (used for) financing activities	(2,045)	(1,592)	(6,406)	(3,519)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(143)	68	(113)	10
Increase (decrease) in cash, cash equivalents and restricted cash	16,193	(455)	(5,495)	409
Cash, cash equivalents and restricted cash at beginning of year	17,617	20,528	19,460	15,020
Cash, cash equivalents and restricted cash at March 31	33,810	20,073	13,964	15,429
Less cash, cash equivalents and restricted cash of discontinued operations at March 31	—	3,078	437	593
Cash, cash equivalents and restricted cash of continuing operations at March 31	$33,810	$16,996	$13,527	$14,836

(a) Represents the adding together of all GE Industrial affiliates and the impact of GE Capital dividends on a one-line basis. See Note 1.

2020 1Q FORM 10-Q 35

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	Three months ended March 31
(In millions, net of tax)	2020	2019

Net earnings (loss)	$6,233	$3,645
Less net earnings (loss) attributable to noncontrolling interests	34	57
Net earnings (loss) attributable to the Company	$6,199	$3,588

Investment securities	$(41)	$24
Currency translation adjustments	135	423
Cash flow hedges	(211)	38
Benefit plans	1,035	545
Other comprehensive income (loss)	918	1,031
Less: other comprehensive income (loss) attributable to noncontrolling interests	5	101
Other comprehensive income (loss) attributable to the Company	$913	$930

Comprehensive income (loss)	$7,152	$4,675
Less: comprehensive income (loss) attributable to noncontrolling interests	39	158
Comprehensive income (loss) attributable to the Company	$7,113	$4,517

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)	Three months ended March 31
(In millions)	2020	2019

Preferred stock issued	$6	$6
Common stock issued	$702	$702

Beginning balance	(11,732)	(14,414)
Investment securities	(41)	23
Currency translation adjustments	133	324
Cash flow hedges	(211)	35
Benefit plans	1,032	547
Accumulated other comprehensive income (loss) ending balance	$(10,819)	$(13,485)
Beginning balance	34,405	35,504
Gains (losses) on treasury stock dispositions	(249)	(507)
Stock-based compensation	105	137
Other changes	35	(788)
Other capital ending balance	$34,296	$34,345
Beginning balance	87,732	93,109
Net earnings (loss) attributable to the Company	6,199	3,588
Dividends and other transactions with shareholders	(142)	(145)
Changes in accounting (Note 1)	(175)	368
Retained earnings ending balance	$93,615	$96,921
Beginning balance	(82,797)	(83,925)
Purchases	(14)	(38)
Dispositions	295	636
Common stock held in treasury ending balance	$(82,516)	$(83,328)
GE shareholders' equity balance	35,284	35,161
Noncontrolling interests balance (Note 15)	1,575	20,485
Total equity balance at March 31(a)	$36,859	$55,646

(a)
Total equity balance decreased by $(18,787) million in the last twelve months from March 31, 2019, primarily due to reduction of non-controlling interest balance of $(19,271) million attributable to Baker Hughes Class A shareholders at March 31, 2019, after-tax loss of $(8,238) million in discontinued operations due to deconsolidation of Baker Hughes in the third quarter of 2019, after-tax change in unrealized loss on our remaining interest in Baker Hughes $(4,631) million, partially offset by after-tax gain of $11,145 million due to the sale of our BioPharma business within our Healthcare segment. See Notes 2 and 3 for further information.

36 2020 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We present our financial statements in a three-column format, which allows investors to see our GE industrial operations separately from our financial services operations. We believe that this provides useful supplemental information to our consolidated financial statements. To the extent that we have transactions between GE and GE Capital, these transactions are made on arm's length terms, are reported in the respective columns of our financial statements and are eliminated in consolidation. See Note 20 for further information.

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP), which requires us to make estimates based on assumptions about current and, for some estimates, future economic and market conditions which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing Coronavirus Disease 2019 (COVID-19) pandemic. The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. As a result, our accounting estimates and assumptions may change over time in response to COVID-19. Such changes could result in future impairments of goodwill, intangibles, long-lived assets and investment securities, revisions to estimated profitability on long-term product service agreements, incremental credit losses on receivables and debt securities, a decrease in the carrying amount of our tax assets, or an increase in our insurance liabilities and pension obligations as of the time of a relevant measurement event.

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

We have reclassified certain prior-period amounts to conform to the current-period’s presentation. Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in millions. Unless otherwise indicated, information in these notes to the consolidated financial statements relates to continuing operations. Certain of our operations have been presented as discontinued. We present businesses whose disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results as discontinued operations when the components meet the criteria for held for sale, are sold, or spun-off. See Note 2 for further information.

The accompanying consolidated financial statements and notes are unaudited. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our significant accounting policies are described in Note 1 to the consolidated financial statements of our aforementioned Annual Report. We include herein certain updates to those policies.

Allowance for credit losses. When we record customer receivables, contract assets and financing receivables arising from revenue transactions, as well as commercial mortgage loans and reinsurance recoveries in GE Capital’s run-off insurance operations, financial guarantees and certain commitments, we record an allowance for credit losses for the current expected credit losses (CECL) inherent in the asset over its expected life. The allowance for credit losses is a valuation account deducted from the amortized cost basis of the assets to present their net carrying value at the amount expected to be collected. Each period the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets.

We estimate expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. When measuring expected credit losses, we pool assets with similar country risk and credit risk characteristics. Changes in the relevant information may significantly affect the estimates of expected credit losses.

ACCOUNTING CHANGES. On January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments - Credit Losses (ASU 2016-13). ASU 2016-13 requires us to prospectively record an allowance for credit losses for the current expected credit losses inherent in the asset over its expected life, replacing the incurred loss model that recognized losses only when they became probable and estimable. We recorded a $221 million increase in our allowance for credit losses and a $175 million decrease to retained earnings, net of tax, reflecting the cumulative effect on retained earnings.

In the three months ended March 31, 2020, we increased our CECL reserves by recording a charge to earnings of $111 million to reflect higher expected credit losses in our Aviation and GE Capital segments.

On January 1, 2020 we adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU eliminates Step 2 of the goodwill impairment test and the qualitative assessment for any reporting unit with a zero or negative carrying amount. The ASU also requires an entity to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The adoption did not have an impact on our financial statements.

2020 1Q FORM 10-Q 37

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS
ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE. On March 31, 2020, we completed the sale of our BioPharma business within our Healthcare segment for total consideration of $21,141 million (after certain working capital adjustments). The consideration consisted of $20,724 million in cash and $417 million of pension liabilities that were assumed by Danaher. We received cash of $20,321 million on March 31st and an additional $403 million on April 1st. In addition, we expect to incur approximately $200 million of cash payments directly associated with the transaction in the second quarter. As a result, we recognized a pretax gain of $12,292 million ($11,145 million after tax) in our consolidated Statement of Earnings (Loss).

Assets and liabilities of businesses held for sale primarily comprise the remaining Lighting business within Corporate and the remaining PK AirFinance business within our Capital segment.

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE (In millions)	March 31, 2020	December 31, 2019

Current receivables	$217	$499
Inventories	160	712
Financing receivables held for sale	197	197
Property, plant, and equipment	77	958
Goodwill and Other intangible assets - net	169	6,286
Valuation allowance	(412)	(719)
Deferred income taxes	—	815
All other assets	97	400
Assets of businesses held for sale	$506	$9,149

Accounts payable & Progress collections and deferred income	$135	$843
Non-current compensation and benefits	—	466
All other liabilities	84	349
Liabilities of businesses held for sale	$219	$1,658

DISCONTINUED OPERATIONS. Discontinued operations primarily include our Baker Hughes and Transportation segments, and certain businesses in our GE Capital segment (our mortgage portfolio in Poland and trailing liabilities associated with the sale of our GE Capital businesses). Results of operations, financial position and cash flows for these businesses are reported as discontinued operations for all periods presented.

In September 2019, we reduced our ownership interest in Baker Hughes from 50.2% to 36.8% and reclassified its results to discontinued operations for all periods presented.

We have continuing involvement with Baker Hughes primarily through our remaining interest, ongoing purchases and sales of products and services, transition services that we provide to Baker Hughes as well as an aeroderivative joint venture, which we formed with Baker Hughes and currently consolidate. In the first quarter of 2020, we had sales and purchases of products and services with Baker Hughes and affiliates of $290 million and $36 million, respectively. We have collected net cash of $415 million from Baker Hughes related to these activities, including $106 million of repayments on the promissory note. In addition, in the first quarter of 2020 we received a dividend of $68 million from Baker Hughes.

In February 2019, we completed the spin-off and subsequent merger of our Transportation business with Wabtec. As a result, we recorded a gain of $3,471 million ($2,508 million after-tax) in discontinued operations.

38 2020 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESULTS OF DISCONTINUED OPERATIONS (In millions)	Baker Hughes		Transportation		GE Capital		Total
Three months ended March 31	2020	2019	2020	2019	2020	2019	2020	2019

Operations
Sales of goods and services	$—	$5,616	$—	$549	$—	$—	$—	$6,165
GE Capital revenues from services	—	—	—	—	(76)	39	(76)	39
Cost of goods and services sold	—	(4,677)	—	(478)	—	—	—	(5,155)
Other costs and expenses	—	(787)	(4)	(9)	(85)	(74)	(89)	(870)

Earnings (loss) of discontinued operations before income taxes	—	152	(4)	62	(161)	(35)	(165)	179
Benefit (provision) for income taxes	(13)	(82)	7	(12)	(3)	25	(9)	(70)
Earnings (loss) of discontinued operations, net of taxes(a)	$(13)	$70	$3	$50	$(164)	$(10)	$(174)	$109

Disposal
Gain (loss) on disposal before income taxes	(4)	—	—	3,471	—	47	(4)	3,518
Benefit (provision) for income taxes	—	—	—	(963)	—	(2)	—	(964)
Gain (loss) on disposal, net of taxes	$(4)	$—	$—	$2,508	$—	$45	$(4)	$2,553

Earnings (loss) from discontinued operations, net of taxes	$(17)	$70	$3	$2,558	$(164)	$35	$(178)	$2,663
(a) Earnings (loss) of discontinued operations attributable to the Company after income taxes was $(172) million and $76 million for the three months ended March 31, 2020 and 2019 respectively.

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS (In millions)	March 31, 2020	December 31, 2019

Cash, cash equivalents and restricted cash	$437	$638
Investment securities	170	202
Current receivables	63	81
Financing receivables held for sale (Polish mortgage portfolio)	2,371	2,485
Property, plant, and equipment	117	123
Deferred income taxes	211	264
All other assets	285	317
Assets of discontinued operations	$3,653	$4,109

Accounts payable & Progress collections and deferred income	$22	$40
All other liabilities (a)	117	163
Liabilities of discontinued operations	$139	$203

(a) Included within All other liabilities of discontinued operations at March 31, 2020 and December 31, 2019 are intercompany tax receivables in the amount of $880 million and $839 million, respectively, primarily related to the financial services businesses that were part of the GE Capital Exit Plan, which are offset within All other liabilities of consolidated GE.

NOTE 3. INVESTMENT SECURITIES
All of our debt securities are classified as available-for-sale and substantially all are investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations. Changes in fair value of our debt securities are recorded in other comprehensive income. Equity securities with readily determinable fair values are included within this caption and changes in their fair value are recorded in earnings.

	March 31, 2020				December 31, 2019
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Debt
U.S. corporate	$23,167	$3,795	$(493)	$26,470	$23,037	$4,636	$(11)	$27,661
Non-U.S. corporate	2,155	150	(60)	2,246	2,161	260	(1)	2,420
State and municipal	3,090	638	(21)	3,708	3,086	598	(15)	3,669
Mortgage and asset-backed	3,296	51	(143)	3,205	3,117	116	(4)	3,229
Government and agencies	1,269	157	—	1,427	1,391	126	—	1,516
Equity	5,245	—	—	5,245	10,025	—	—	10,025
Total	$38,223	$4,792	$(716)	$42,299	$42,816	$5,736	$(31)	$48,521

2020 1Q FORM 10-Q 39

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost of debt securities as of March 31, 2020 excludes accrued interest of $432 million, which is reported in Other GE Capital receivables.

The estimated fair values of investment securities at March 31, 2020 decreased since December 31, 2019, primarily due to the mark-to-market effects on our remaining interest in Baker Hughes, as well as an increase in market interest rates as a result of a significant widening in credit spreads, a significant decline in oil prices and a challenging liquidity environment. The fair value of remaining Baker Hughes interest and promissory note receivable was $4,083 million at March 31, 2020.

Gross unrealized losses of $(685) million and $(31) million are associated with debt securities with a fair value of $6,253 million and $173 million that have been in a loss position for less than 12 months and 12 months or more, respectively, at March 31, 2020. Gross unrealized losses of $(11) million and $(20) million are associated with debt securities with a fair value of $724 million and $274 million that have been in a loss position for less than 12 months and 12 months or more, respectively, at December 31, 2019.

At March 31, 2020, gross unrealized losses of $(716) million included $(493) million related to U.S. corporate securities and $(114) million related to commercial mortgage-backed securities (CMBS). Of the U.S. corporate securities in an unrealized loss position, $(313) million and $(57) million related to the energy and consumer industries, respectively. Substantially all of our CMBS in an unrealized loss position have received investment-grade credit ratings from the major rating agencies and are collateralized by pools of commercial mortgage loans on real estate.

With respect to our debt securities that are in an unrealized loss position at March 31, 2020, our current intention is to hold them at least until such time as their individual fair values exceed their amortized cost and based upon the long duration of our insurance liabilities, we have the ability to hold all such debt securities until their maturities. We assessed debt securities in an unrealized loss position for credit losses and recognized an allowance for credit losses on investment securities of $(24) million for the three months ending March 31, 2020. In addition to our qualitative and quantitative evaluation criteria, our credit loss assessment at March 31, 2020 considered the continuing market deterioration that resulted in the lack of liquidity and the historic levels of price volatility and credit spreads in the fixed income market. With respect to corporate bonds, we evaluated the credit quality of the issuers. With respect to CMBS, we evaluated the cash flows from the underlying collateral.

Net unrealized gains (losses) for equity securities with readily determinable fair values, which are recorded in Other income within continuing operations, were $(5,772) million and an insignificant amount for the three months ended March 31, 2020 and 2019, respectively. The amount recognized in the three months ended March 31, 2020 primarily included a loss of $(5,710) million related to our interest in Baker Hughes and $(85) million at GE Capital, predominantly from fixed income exchange traded funds supporting our insurance liabilities and annuity benefits.

Proceeds from debt and equity securities sales, early redemptions by issuers and principal payments on the Baker Hughes promissory note totaled $1,250 million and $1,421 million for the three months ended March 31, 2020 and 2019, respectively. Gross realized gains on investment securities were $46 million and $44 million and gross realized losses and impairments were $(17) million and $(39) million for the three months ended March 31, 2020 and 2019, respectively.

Contractual maturities of investments in debt securities (excluding mortgage and asset-backed securities) at March 31, 2020 are as follows:

(In millions)	Amortized cost	Estimated fair value

Due
Within one year	$610	$621
After one year through five years	2,328	2,400
After five years through ten years	6,616	7,226
After ten years	20,128	23,603

We expect actual maturities to differ from contractual maturities because issuers have the right to call or prepay certain obligations.

Substantially all our equity securities are classified within Level 1 and substantially all our debt securities are classified within Level 2 as their valuation is determined based on significant observable inputs. Investments with a fair value of $5,046 million and $5,210 million were classified within Level 3 as significant inputs to the valuation model are unobservable at March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020 and 2019, there were no significant transfers into or out of Level 3.

In addition to the equity securities described above, we hold $429 million and $517 million of equity securities without readily determinable fair value at March 31, 2020 and December 31, 2019, respectively, that are classified within All other assets in our consolidated Statement of Financial Position. Fair value adjustments, including impairments, recorded in earnings were $(93) million and an insignificant amount for the three months ended March 31, 2020 and 2019, respectively.

40 2020 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES	Consolidated		GE
(In millions)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019

Customer receivables(a)	$12,877	$12,594	$8,920	$9,507
Sundry receivables(b)	4,976	5,049	5,082	5,247
Allowance for losses	(929)	(874)	(926)	(872)
Total current receivables	$16,925	$16,769	$13,076	$13,883

(a) Includes receivables from Boeing due to 737 MAX temporary fleet grounding of $1,407 million and $1,397 million as of March 31, 2020 and December 31, 2019, respectively.
(b) Includes supplier advances, revenue sharing programs receivables, other non-income based tax receivables, certain intercompany balances that eliminate upon consolidation and deferred purchase price. The deferred purchase price represents our retained risk with respect to current customer receivables sold to third parties through one of the receivable facilities. The balance of the deferred purchase price held by GE Capital at March 31, 2020 and December 31, 2019 was $502 million and $421 million, respectively.

Sales of GE current customer receivables. When GE sells customer receivables to GE Capital or third parties it accelerates the receipt of cash that would otherwise have been collected from customers. In any given period, the amount of cash received from sales of customer receivables compared to the cash GE would have otherwise collected had those customer receivables not been sold represents the cash generated or used in the period relating to this activity. GE sales of customer receivables to GE Capital or third parties are made on arm's length terms and any discount related to time value of money is recognized by GE when the customer receivables are sold. As of March 31, 2020 and 2019, GE sold approximately 49% and 65%, respectively, of its gross customer receivables to GE Capital or third parties. Activity related to customer receivables sold by GE is as follows:

(In millions)	2020			2019
	GE Capital		Third Parties	GE Capital		Third Parties

Balance at January 1	$3,087		$6,757	$4,386		$7,880
GE sales to GE Capital	9,225		—	9,690		—
GE sales to third parties	—		515	—		1,376
GE Capital sales to third parties	(5,253)		5,253	(6,591)		6,591
Collections and other	(3,224)		(8,005)	(3,967)		(8,123)
Reclassification from long-term customer receivables	123		—	140		—
Balance at March 31	$3,958	(a)(b)	$4,519	$3,657	(a)	$7,724
(a) At March 31, 2020 and 2019, $557 million and $1,248 million, respectively, of the current receivables purchased and retained by GE Capital had been sold by GE to GE Capital with recourse (i.e., GE retains all or some risk of default). The effect on GE CFOA of claims by GE Capital on receivables sold with recourse was insignificant for the three months ended March 31, 2020 and 2019.
(b) The $871 million increase in GE current receivables purchased and retained by GE Capital in the quarter was driven by a plan to use excess liquidity in GE Capital to purchase and retain GE current receivables. GE Aviation receivables were substantially all of the increase and approximately $288 million of that increase can be attributed to lower third-party demand for certain GE Aviation receivables.

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

	Consolidated		GE
(In millions)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019

Long-term customer receivables(a)	$756	$906	$492	$506
Long-term sundry receivables(b)	1,437	1,504	1,647	1,834
Allowance for losses	(131)	(128)	(131)	(128)
Total long-term receivables	$2,063	$2,282	$2,008	$2,212
(a) At March 31, 2020 and December 31, 2019, GE Capital held $265 million and $400 million, respectively, of GE long-term customer receivables, of which $222 million and $312 million had been purchased with recourse (i.e., GE retains all or some risk of default). The effect on GE cash flows from operating activities (CFOA) of claims on long-term receivables sold with recourse was insignificant for the three months ended March 31, 2020 and the year ended December 31, 2019.
(b) Includes supplier advances, revenue sharing programs receivables, other non-income based tax receivables and certain intercompany balances that eliminate upon consolidation.

Sales of GE long-term customer receivables. Similar to sales of current customer receivables, sales of long-term customer receivables can result in cash generation or use in our consolidated Statement of Cash Flows. During the three months ended March 31, 2020 and 2019, GE Capital did not purchase any GE long-term customer receivables. Reductions in GE Capital outstanding GE long-term customer receivables were attributable to collections and reclassification to short-term receivables.

2020 1Q FORM 10-Q 41

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNCONSOLIDATED RECEIVABLES FACILITIES. GE Capital has two revolving receivables facilities, under which customer receivables purchased from GE are sold to third parties. In the first facility, which has a program size of $3,100 million, upon the sale of receivables, we receive proceeds of cash and deferred purchase price and the Company’s remaining risk with respect to the sold receivables is limited to the balance of the deferred purchase price. In the second facility, which has a program size of $600 million, upon the sale of receivables, we receive proceeds of cash only and therefore the Company has no remaining risk with respect to the sold receivables. The program size of the second facility reduced from $1,200 million to $600 million in March 2020. Current receivables that would otherwise have been sold to third parties were retained by GE Capital to utilize available funding.

Activity related to these facilities is included in the GE Capital sales to third parties line in the sales of GE current customer receivables table above and is as follows:

Three months ended March 31 (In millions)	2020	2019

Customer receivables sold to receivables facilities	$4,307	$5,175
Total cash purchase price for customer receivables	4,120	5,071
Cash collections re-invested to purchase customer receivables	3,723	4,253

Non-cash increases to deferred purchase price	$160	$44
Cash payments received on deferred purchase price	78	61

CONSOLIDATED SECURITIZATION ENTITIES. GE Capital consolidates three variable interest entities (VIEs) that purchased customer receivables and long-term customer receivables from GE. At March 31, 2020 and December 31, 2019 these VIEs held current customer receivables of $1,619 million and $2,080 million and long-term customer receivables of $251 million and $375 million, respectively. At March 31, 2020 and December 31, 2019, the outstanding non-recourse debt under their respective debt facilities was $644 million and $1,655 million, respectively.

NOTE 5. FINANCING RECEIVABLES AND ALLOWANCES

	Consolidated		GE Capital
(In millions)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019

Loans, net of deferred income	$1,141	$1,098	$5,568	$4,927
Investment in financing leases, net of deferred income	1,921	2,070	1,921	2,070
	3,062	3,168	7,489	6,996
Allowance for losses	(65)	(33)	(33)	(17)
Financing receivables – net	$2,998	$3,134	$7,457	$6,979

Consolidated finance lease income was $43 million and $46 million in the three months ended March 31, 2020 and 2019, respectively.

We manage our GE Capital financing receivables portfolio using delinquency and nonaccrual data as key performance indicators. At March 31, 2020, 6.2%, 2.8% and 5.7% of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively, with the vast majority of nonaccrual financing receivables secured by collateral. At December 31, 2019, 4.2%, 2.9% and 6.1% of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively.

GE Capital financing receivables that comprise receivables purchased from GE are reclassified to either Current receivables or All other assets in the consolidated Statement of Financial Position. To the extent these receivables are purchased with full or limited recourse, they are excluded from the delinquency and nonaccrual data above. See Note 4 for further information.

NOTE 6. INVENTORIES

(In millions)	March 31, 2020	December 31, 2019

Raw materials and work in process	$9,192	$8,771
Finished goods	6,265	5,333
Total inventories	$15,457	$14,104

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

PROPERTY, PLANT AND EQUIPMENT (In millions)	March 31, 2020	December 31, 2019

Original cost	$75,619	$75,187
Less accumulated depreciation and amortization	(32,453)	(31,897)
Property, plant and equipment – net	$43,166	$43,290

Consolidated depreciation and amortization on property, plant and equipment was $991 million and $995 million for the three months ended March 31, 2020 and 2019, respectively.

42 2020 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating lease income on our equipment leased to others, primarily from our GECAS business, was $876 million and $932 million for the three months ended March 31, 2020 and 2019, respectively, and comprises fixed lease income of $705 million and $764 million and variable lease income of $171 million and $168 million, respectively.

Operating Lease Assets and Liabilities. Our consolidated Right of use operating lease (ROU) assets, included within property, plant and equipment in our Statement of Financial Position were $2,813 million and $2,896 million, as of March 31, 2020 and December 31, 2019, respectively. Our consolidated operating lease liabilities, included in All other liabilities in our Statement of Financial Position, were $3,067 million and $3,162 million, as of March 31, 2020 and December 31, 2019, respectively, which included GE Industrial operating lease liabilities of $3,266 million and $3,369 million, respectively.

OPERATING LEASE EXPENSE	Three months ended March 31
(In millions)	2020	2019

Long-term (fixed)	$177	$225
Long-term (variable)	21	44
Short-term	68	47
Total operating lease expense	$266	$317

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL (In millions)	January 1, 2020	Dispositions and classification to held for sale	Currency exchange and other	Balance at March 31, 2020

Power	$145	$—	$—	$145
Renewable Energy	3,290	—	(74)	3,216
Aviation	9,859	—	(41)	9,818
Healthcare	11,728	—	(17)	11,711
Capital	839	—	—	839
Corporate	873	—	(5)	869
Total	$26,734	$—	$(136)	$26,598

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

In the first quarter of 2020, we performed an analysis of the impact of recent events, including business and industry specific considerations, on the fair values of our Additive reporting unit in our Aviation segment, our GECAS reporting unit in our Capital segment, and our Grid Solutions software reporting unit in our Digital business within Corporate. We did not identify any reporting units that required an interim impairment test. While the goodwill of these reporting units is not currently impaired there can be no assurances that goodwill will not be impaired in future periods. We will continue to monitor the operating results, cash flow forecasts and challenges from declines in current market conditions, as well as impacts of COVID-19 for these reporting units as their fair values are not significantly in excess of their respective carrying values. At March 31, 2020, goodwill in our Additive, GECAS, and Grid Solutions software reporting units was $1,091 million, $839 million and $869 million, respectively.

OTHER INTANGIBLE ASSETS - NET (In millions)	March 31, 2020	December 31, 2019

Intangible assets subject to amortization	$10,381	$10,653

Intangible assets decreased in the first quarter of 2020, primarily as a result of amortization. Consolidated amortization expense was $340 million and $367 million in the three months ended March 31, 2020 and 2019, respectively.

2020 1Q FORM 10-Q 43

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. REVENUES
The equipment and services revenues classification in the table below is consistent with our segment MD&A presentation.

EQUIPMENT & SERVICES REVENUES	Three months ended March 31
(In millions)	2020			2019
	Equipment	Services	Total	Equipment	Services	Total

Power	$1,506	$2,518	$4,025	$1,576	$3,041	$4,617
Renewable Energy	2,576	618	3,194	1,982	557	2,538
Aviation	2,444	4,449	6,892	3,113	4,841	7,954
Healthcare	2,699	2,029	4,727	2,653	2,029	4,683
Corporate items and industrial eliminations	(48)	54	6	284	248	532
Total GE Industrial revenues	$9,177	$9,668	$18,844	$9,608	$10,716	$20,324

REVENUES	Three months ended March 31
(In millions)	2020	2019

Gas Power	$2,859	$3,263
Power Portfolio	1,165	1,355
Power	$4,025	$4,617

Onshore Wind	$2,124	$1,441
Grid Solutions equipment and services	839	917
Hydro, Offshore Wind and other	230	180
Renewable Energy	$3,194	$2,538

Commercial Engines & Services	$4,777	$5,949
Military	960	1,036
Systems & Other	1,156	969
Aviation	$6,892	$7,954

Healthcare Systems	$3,448	$3,433
Life Sciences(a)	1,280	1,251
Healthcare	$4,727	$4,683

Corporate items and industrial eliminations	6	532
Total GE Industrial revenues	$18,844	$20,324
Capital	1,923	2,227
GE Capital-GE eliminations	$(244)	$(349)
Consolidated revenues	$20,524	$22,202

(a) Includes revenues of $830 million and $765 million from BioPharma for the three months ended March 31, 2020 and 2019, respectively.

REMAINING PERFORMANCE OBLIGATION. As of March 31, 2020, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $240,381 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: 1) equipment-related remaining performance obligation of $45,171 million, of which 61%, 81% and 96% is expected to be satisfied within 1, 2 and 5 years, respectively, and the remaining thereafter; and 2) services-related remaining performance obligation of $195,211 million, of which 12%, 44%, 71% and 82% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.

NOTE 10. CONTRACT AND OTHER DEFERRED ASSETS & PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract and other deferred assets decreased $665 million in 2020. Our long-term service agreements decreased primarily due to billings of $2,544 million and a net unfavorable change in estimated profitability of $193 million at Aviation and $72 million at Power, offset by revenues recognized of $2,688 million. The change in estimated profitability at Aviation included a $100 million non-cash pre-tax charge (reduction in revenues and profit) to reflect the cumulative impacts of changes to assumptions for certain long-term service agreements. Additional adjustments are likely to occur in future periods and could be material as conditions related to COVID-19 continue to evolve.

44 2020 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 (In millions)	Power	Aviation	Renewable Energy	Healthcare	Other	Total

Revenues in excess of billings	$5,197	$4,909	$—	$—	$—	$10,106
Billings in excess of revenues	(1,586)	(3,660)	—	—	—	(5,247)
Long-term service agreements(a)	3,611	1,248	—	—	—	4,859
Short-term and other service agreements	155	389	33	174	45	795
Equipment contract revenues(b)	2,425	60	1,185	278	133	4,081
Total contract assets	6,191	1,696	1,217	452	178	9,735

Deferred inventory costs	887	481	1,148	342	1	2,859
Nonrecurring engineering costs	49	2,306	43	33	—	2,431
Customer advances and other(c)	—	1,143	—	—	(32)	1,111
Contract and other deferred assets	$7,127	$5,627	$2,409	$827	$146	$16,136

December 31, 2019 (In millions)

Revenues in excess of billings	$5,342	$4,996	$—	$—	$—	$10,338
Billings in excess of revenues	(1,561)	(3,719)	—	—	—	(5,280)
Long-term service agreements(a)	3,781	1,278	—	—	—	5,058
Short-term and other service agreements	190	316	43	169	—	717
Equipment contract revenues(b)	2,508	82	1,217	324	106	4,236
Total contract assets	6,478	1,675	1,260	492	106	10,011

Deferred inventory costs	943	287	1,677	359	—	3,267
Nonrecurring engineering costs	44	2,257	47	35	8	2,391
Customer advances and other(c)	—	1,165	—	—	(32)	1,133
Contract and other deferred assets	$7,465	$5,384	$2,985	$886	$82	$16,801

(a)
Included amounts due from customers at Aviation for the sales of engines, spare parts and services, which we will collect through higher usage-based fees from servicing equipment under long-term service agreements, totaling $1,777 million and $1,712 million as of March 31, 2020 and December 31, 2019, respectively. The corresponding discount is recorded within liabilities as Deferred income and amounted to $332 million and $308 million as of March 31, 2020 and December 31, 2019, respectively.

(b)
Included are amounts due from customers at Power for the sale of services upgrades, which we collect through incremental fixed or usage-based fees from servicing the equipment under long-term service agreements, totaling $877 million and $909 million as of March 31, 2020 and December 31, 2019, respectively.

(c)
Included advances to and amounts due from customers at Aviation for the sale of engines, spare parts and services, which we will collect through incremental fees for goods and services to be delivered in future periods, totaling $961 million and $986 million as of March 31, 2020 and December 31, 2019, respectively. The corresponding discount is recorded within liabilities as Deferred income and amounted to $268 million and $256 million as of March 31, 2020 and December 31, 2019, respectively.

Progress collections and deferred income decreased $708 million in the first quarter of 2020 primarily due to the timing of revenue recognition in excess of new collections received, primarily at Power and Renewable Energy. These decreases were partially offset by milestone payments received, primarily at Aviation.

Revenues recognized for contracts included in liability position at the beginning of the year were $3,898 million and $4,608 million for the three months ended March 31, 2020 and 2019, respectively.

March 31, 2020 (In millions)	Power	Aviation	Renewable Energy	Healthcare	Other	Total

Progress collections on equipment contracts	$5,418	$144	$1,146	$—	$—	$6,709
Other progress collections	317	4,791	3,999	312	170	9,589
Total progress collections	5,735	4,935	5,145	312	170	16,298
Deferred income(a)	41	1,569	316	1,654	109	3,689
GE Progress collections and deferred income	$5,776	$6,504	$5,461	$1,966	$279	$19,986

December 31, 2019 (In millions)

Progress collections on equipment contracts	$5,857	$115	$1,268	$—	$—	$7,240
Other progress collections	413	4,748	4,193	305	189	9,849
Total progress collections	6,270	4,863	5,461	305	189	17,089
Deferred income(a)	49	1,528	284	1,647	98	3,606
GE Progress collections and deferred income	$6,319	$6,391	$5,745	$1,952	$287	$20,694

(a)	Included in this balance are finance discounts associated with customer advances at Aviation of $600 million and $564 million as of March 31, 2020 and December 31, 2019, respectively.

2020 1Q FORM 10-Q 45

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. BORROWINGS

(In millions)	March 31, 2020	December 31, 2019

Short-term borrowings
Commercial paper	$1,946	$3,008
Current portion of long-term borrowings	764	766
Current portion of long-term borrowings assumed by GE	5,888	5,473
Other	1,288	1,832
Total GE short-term borrowings	$9,887	$11,079

Current portion of long-term borrowings	$8,542	$11,226
Intercompany payable to GE	2,519	2,104
Other	292	804
Total GE Capital short-term borrowings	$11,353	$14,134

Eliminations	(3,118)	(3,140)
Total short-term borrowings	$18,122	$22,072

Long-term borrowings
Senior notes	$14,717	$14,762
Senior notes assumed by GE	21,590	23,024
Subordinated notes assumed by GE	1,658	2,871
Other	281	324
Total GE long-term borrowings	$38,244	$40,980

Senior notes	$27,373	$25,371
Subordinated notes	177	178
Intercompany payable to GE	14,390	17,038
Other	593	626
Total GE Capital long-term borrowings	$42,534	$43,213

Eliminations	(14,390)	(17,038)
Total long-term borrowings	$66,388	$67,155
Non-recourse borrowings of consolidated securitization entities	644	1,655
Total borrowings	$85,154	$90,882

At March 31, 2020, the outstanding GE Capital borrowings that had been assumed by GE as part of the GE Capital Exit Plan was $29,136 million ($5,888 million short term and $23,247 million long term), for which GE has an offsetting Receivable from GE Capital of $16,909 million. The difference of $12,226 million ($3,369 million in short-term borrowings and $8,857 million in long-term borrowings) represents the amount of borrowings GE Capital had funded with available cash to GE via intercompany loans in lieu of GE issuing borrowings externally. During the first quarter of 2020, GE had not repaid any intercompany loans from GE Capital.

At March 31, 2020, total GE borrowings of $31,222 million comprised of GE-issued borrowings of $18,996 million and intercompany loans from GE Capital to GE of $12,226 million as described above.

GE has provided a full and unconditional guarantee on the payment of the principal and interest on all tradable senior and subordinated outstanding long-term debt securities issued by GE Capital. This guarantee applies to $33,077 million and $34,683 million of GE Capital debt at March 31, 2020 and December 31, 2019, respectively.

Non-recourse borrowings of consolidated securitization entities included $644 million and $1,569 million of current portion of long-term borrowings at March 31, 2020 and December 31, 2019, respectively. See Notes 4 and 18 for further information.

On April 22, 2020, GE issued a total of $6,000 million in aggregate principal amount of senior unsecured debt, comprised of $1,000 million of 3.450% Notes due 2027, $1,250 million of 3.625% Notes due 2030, $1,500 million of 4.250% Notes due 2040, and $2,250 million of 4.350% Notes due 2050, and used the proceeds to complete a tender offer to purchase $4,237 million in aggregate principal amount of certain GE unsecured debt, comprising $2,046 million of 2.700% Notes due 2022, €934 million ($1,011 million equivalent) of 0.375% Notes due 2022, €425 million ($460 million equivalent) of 1.250% Notes due 2023, €376 million ($407 million equivalent) of floating-rate Notes due 2020, and $312 million of 3.375% Notes due 2024. The total carrying amount of the purchased notes was approximately $4,228 million. We intend to use the remaining proceeds to repurchase, redeem or repay GE’s outstanding debt obligations, including other notes or commercial paper.

46 2020 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 23, 2020, GE Capital completed a tender offer to purchase $5,443 million in aggregate principal amount of certain senior unsecured debt, comprising $3,858 million of 2.342% Notes due 2020, €575 million ($623 million equivalent) of 2.250% Notes due 2020, $460 million of 4.375% Notes due 2020, and £404 million ($503 million of 5.875% Notes due 2020. The total carrying amount of the purchased notes was approximately $5,427 million.

See Note 17 for further information about borrowings and associated interest rate swaps.

NOTE 12. INSURANCE LIABILITIES AND ANNUITY BENEFITS
Insurance liabilities and annuity benefits comprise mainly obligations to annuitants and insureds in our run-off insurance activities.

March 31, 2020 (In millions)	Long-term care insurance contracts	Structured settlement annuities & life insurance contracts	Other contracts	Other adjustments(a)	Total

Future policy benefit reserves	$16,785	$9,491	$181	$4,051	$30,508
Claim reserves	4,314	253	1,099	—	5,666
Investment contracts	—	1,112	1,057	—	2,169
Unearned premiums and other	26	194	165	—	385
	21,125	11,050	2,502	4,051	38,729
Eliminations	—	—	(488)	—	(488)
Total	$21,125	$11,050	$2,014	$4,051	$38,241

December 31, 2019 (In millions)

Future policy benefit reserves	$16,755	$9,511	$183	$5,655	$32,104
Claim reserves	4,238	252	1,125	—	5,615
Investment contracts	—	1,136	1,055	—	2,191
Unearned premiums and other	30	196	96	—	322
	21,023	11,095	2,459	5,655	40,232
Eliminations	—	—	(406)	—	(406)
Total	$21,023	$11,095	$2,053	$5,655	$39,826
(a) To the extent that unrealized gains on specific investment securities supporting our insurance contracts would result in a premium deficiency should those gains be realized, an increase in future policy benefit reserves is recorded, with an after-tax reduction of net unrealized gains recognized through Accumulated other comprehensive income (loss) in our consolidated Statement of Earnings (Loss).

The decrease in insurance liabilities and annuity benefits of $1,586 million from December 31, 2019 to March 31, 2020, is primarily due to an adjustment of $1,604 million resulting from a decrease in unrealized gains on investment securities that would result in a premium deficiency should those gains be realized.

Claim reserves included incurred claims of $507 million and $473 million, of which insignificant amounts related to the recognition of adjustments to prior year claim reserves arising from our periodic reserve evaluation for the three months ended March 31, 2020 and 2019, respectively. Paid claims were $405 million and $421 million in the three months ended March 31, 2020 and 2019, respectively.

Reinsurance recoverables are recorded when we cede insurance risk to third parties but are not relieved from our primary obligation to policyholders and cedents. These amounts, net of allowances of $1,374 million and $1,355 million, are included in Other GE Capital receivables in our consolidated Statement of Financial Position and amounted to $2,463 million and $2,416 million at March 31, 2020 and December 31, 2019, respectively.

2020 1Q FORM 10-Q 47

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

EFFECT ON OPERATIONS OF BENEFIT PLANS. The components of benefit plans costs other than the service cost are included in the caption Non-operating benefit costs in our consolidated Statement of Earnings (Loss).

	Principal pension plans			Other pension plans
	Three months ended March 31			Three months ended March 31
(In millions)	2020	2019		2020	2019

Service cost for benefits earned	$153	$158		$65	$63
Prior service cost amortization	37	33		—	—
Expected return on plan assets	(748)	(863)		(274)	(284)
Interest cost on benefit obligations	587	726		108	139
Net actuarial loss amortization	848	763		112	80
Curtailment/settlement loss (gain)	—	51	(a)	(1)	9
Benefit plans cost	$877	$868		$10	$7
(a) Curtailment loss in the three months ended March 31, 2019, resulted from the spin-off and subsequent merger of our Transportation segment with Wabtec, which is included in Earnings (loss) from discontinued operations in our consolidated Statement of Earnings (Loss).

Principal retiree benefit plans income was $32 million and $61 million for the three months ended March 31, 2020 and 2019, respectively, which includes a curtailment gain of $33 million in 2019 resulting from the Transportation transaction, which is included in Earnings (loss) from discontinued operations in our consolidated Statement of Earnings (Loss).

We also have a defined contribution plan for eligible U.S. employees that provides discretionary contributions. Defined contribution plan costs were $95 million and $101 million for the three months ended March 31, 2020 and 2019, respectively.

NOTE 14. INCOME TAXES
Our consolidated effective income tax rate was 1.0% and 12.5% during the three months ended March 31, 2020 and 2019, respectively. The rate for 2020 is lower than the U.S. statutory rate primarily due to the lower tax rate on the sale of our BioPharma business. The low tax rate on the sale reflects gain outside the U.S. taxed at lower than 21% and because we recorded $633 million of the tax associated with preparatory steps for the transaction in the fourth quarter of 2019. The rate for 2019 is lower than the U.S. statutory rate primarily due to favorable audit resolutions, the benefit of the lower-taxed disposition of our Digital ServiceMax business and U.S. business credits. This was partially offset by the cost of the base erosion and global intangible low tax income provisions in excess of the benefit from other global activities.

The Internal Revenue Service (IRS) is currently auditing our consolidated U.S. income tax returns for 2014-2015 and 2016-2018. It is possible the 2014-2015 audit will be completed in the next 12 months. The United Kingdom tax authorities disallowed interest deductions claimed by GE Capital for the years 2004-2015 that could result in a potential impact of approximately $1 billion, which includes a possible assessment of tax and reduction of deferred tax assets, not including interest and penalties. We are contesting the disallowance. We comply with all applicable tax laws and judicial doctrines of the United Kingdom and believe that the entire benefit is more likely than not to be sustained on its technical merits.

48 2020 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. SHAREHOLDERS’ EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	Three months ended March 31
(In millions)	2020	2019

Beginning balance	$61	$(39)
Other comprehensive income (loss) (OCI) before reclassifications – net of deferred taxes of $0 and $38(a)	6	28
Reclassifications from OCI – net of deferred taxes of $(12) and $(1)	(47)	(4)
Other comprehensive income (loss)	(41)	24
Less OCI attributable to noncontrolling interests	—	1
Investment securities ending balance	$20	$(16)

Beginning balance	$(4,818)	$(6,134)
OCI before reclassifications – net of deferred taxes of $(5) and $26	(554)	307
Reclassifications from OCI – net of deferred taxes of $0 and $(4)(b)	690	117
Other comprehensive income (loss)	135	423
Less OCI attributable to noncontrolling interests	2	100
Currency translation adjustments ending balance	$(4,685)	$(5,810)

Beginning balance	$49	$13
OCI before reclassifications – net of deferred taxes of $(45) and $11	(262)	34
Reclassifications from OCI – net of deferred taxes of $8 and $(4)(b)	51	3
Other comprehensive income (loss)	(211)	38
Less OCI attributable to noncontrolling interests	—	2
Cash flow hedges ending balance	$(163)	$49

Beginning balance	$(7,024)	$(8,254)
OCI before reclassifications – net of deferred taxes of $30 and $48	219	(116)
Reclassifications from OCI – net of deferred taxes of $239 and $183(b)	817	662
Other comprehensive income (loss)	1,035	545
Less OCI attributable to noncontrolling interests	3	(2)
Benefit plans ending balance	$(5,991)	$(7,708)

Accumulated other comprehensive income (loss) at March 31	$(10,819)	$(13,485)

(a) Included adjustments of $1,267 million and $(957) million for the three months ended March 31, 2020 and 2019, respectively related to insurance liabilities and annuity benefits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment security gains been realized. See Note 12 for further information.
(b) Included $836 million, including currency translation of $688 million, net of taxes, for the three months ended March 31, 2020, related to the sale of our BioPharma business within our Healthcare segment.

In 2016, we issued $5,694 million of GE Series D preferred stock, which are callable on January 21, 2021. In addition to Series D, $250 million of existing GE Series A, B and C preferred stock are also outstanding. The total carrying value of GE preferred stock at March 31, 2020 was $5,782 million and will increase to $5,944 million by the respective call dates through periodic accretion. See our Annual Report on Form 10-K for the year ended December 31, 2019 for further information.

Noncontrolling interests in equity of consolidated affiliates amounted to $1,575 million and $1,545 million at March 31, 2020 and December 31, 2019, respectively. Net earnings (loss) attributable to noncontrolling interests were $7 million and $30 million for the three months ended March 31, 2020 and 2019, respectively. Dividends attributable to noncontrolling interests were $(3) million and $(106) million for the three months ended March 31, 2020 and 2019, respectively.

Redeemable noncontrolling interests presented within All other liabilities in our consolidated Statement of Financial Position include common shares issued by our affiliates that are redeemable at the option of the holder of those interests and amounted to $470 million and $439 million as of March 31, 2020 and December 31, 2019, respectively. Net earnings (loss) attributable to redeemable noncontrolling interests was $27 million and $27 million for the three months ended March 31, 2020 and 2019, respectively.

2020 1Q FORM 10-Q 49

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. EARNINGS PER SHARE INFORMATION

Three months ended March 31	2020		2019
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Earnings from continuing operations for per-share calculation	$6,358	$6,358	$936	$954
Preferred stock dividends	(43)	(43)	(40)	(40)
Earnings from continuing operations attributable to common shareholders for per-share calculation	6,315	6,315	897	915
Earnings (loss) from discontinued operations for per-share calculation	(175)	(175)	2,604	2,622
Net earnings (loss) attributable to GE common shareholders for per-share calculation	$6,140	$6,140	$3,519	$3,537

Shares of GE common stock outstanding	8,742	8,742	8,711	8,711
Employee compensation-related shares (including stock options)	7	—	15	—
Total average equivalent shares	8,749	8,742	8,726	8,711

Earnings per share from continuing operations	$0.72	$0.72	$0.10	$0.10
Earnings (loss) per share from discontinued operations	(0.02)	(0.02)	0.30	0.30
Net earnings (loss) per share	0.70	0.70	0.40	0.41

Potentially dilutive securities(a)	422		471
(a) Outstanding stock awards not included in the computation of diluted earnings per share because their effect was antidilutive.

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities, and, therefore, are included in the computation of earnings per share pursuant to the two-class method. For the three months ended March 31, 2020 and 2019, application of this treatment had an insignificant effect.

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

	March 31, 2020		December 31, 2019
(In millions)	Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value

Assets
Loans and other receivables	$3,912	$3,777	$4,113	$4,208
Liabilities
Borrowings (Note 11)	85,154	85,033	90,882	97,754
Investment contracts (Note 12)	2,169	2,485	2,191	2,588

The lower fair value in relation to carrying value for borrowings at March 31, 2020 compared to December 31, 2019 was driven primarily by widening GE credit spreads, partially offset by a decline in market interest rates. Unlike the carrying amount, estimated fair value of borrowings included $913 million and $1,106 million of accrued interest at March 31, 2020 and December 31, 2019, respectively.

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the above disclosures; such items include cash and equivalents, investment securities and derivative financial instruments.

DERIVATIVES AND HEDGING. Our policy requires that derivatives are used solely for managing risks and not for speculative purposes. Total gross notional was $101,209 million ($53,808 million in GE Capital and $47,401 million in GE) and $98,018 million ($55,704 million in GE Capital and $42,314 million in GE) at March 31, 2020 and December 31, 2019, respectively. GE Capital notional relates primarily to managing interest rate and currency risk between financial assets and liabilities, and GE notional relates primarily to managing currency risk.

50 2020 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE OF DERIVATIVES	March 31, 2020			December 31, 2019
(In millions)	Gross Notional	All other assets	All other liabilities	Gross Notional	All other assets	All other liabilities

Interest rate contracts	$23,617	$2,191	$9	$23,918	$1,636	$11
Currency exchange contracts	7,307	170	277	7,044	99	46
Derivatives accounted for as hedges	$30,924	$2,361	$287	$30,961	$1,734	$57

Interest rate contracts	$2,447	$29	$7	$3,185	$18	$12
Currency exchange contracts	66,240	1,105	1,477	62,165	697	744
Other contracts	1,598	5	103	1,706	123	40
Derivatives not accounted for as hedges	$70,285	$1,139	$1,587	$67,056	$838	$796

Gross derivatives	$101,209	$3,500	$1,874	$98,018	$2,572	$853

Netting and credit adjustments		$(1,145)	$(1,155)		$(546)	$(546)
Cash collateral adjustments		(1,297)	(198)		(1,286)	(105)
Net derivatives recognized in statement of financial position		$1,058	$520		$740	$202

Net accrued interest		$71	$1		$182	$1
Securities held as collateral		(693)	—		(469)	—
Net amount		$436	$521		$452	$203

Fair value of derivatives in our consolidated Statement of Financial Position excluded accrued interest. Cash collateral adjustments excluded excess collateral received and posted of $198 million and $995 million at March 31, 2020, respectively, and $104 million and $603 million at December 31, 2019, respectively. Securities held as collateral excluded excess collateral received of $45 million and $27 million at March 31, 2020 and December 31, 2019 respectively.

FAIR VALUE HEDGES. We use derivatives to hedge the effects of interest rate and currency exchange rate changes on our borrowings. At March 31, 2020, the cumulative amount of hedging adjustments of $6,527 million (including $2,348 million on discontinued hedging relationships) was included in the carrying amount of the hedged liability of $53,272 million. At March 31, 2019, the cumulative amount of hedging adjustments of $3,712 million (including $2,685 million on discontinued hedging relationships) was included in the carrying amount of the hedged liability of $58,885 million. The cumulative amount of hedging adjustments was primarily recorded in long-term borrowings.

CASH FLOW HEDGES. Changes in the fair value of cash flow hedges are recorded in Accumulated Other Comprehensive Income (AOCI) and recorded in earnings in the period in which the hedged transaction occurs. The gain (loss) recognized in AOCI was $(313) million and $47 million for the three months ended March 31, 2020 and 2019, respectively. The gain (loss) reclassified from AOCI to earnings was $(59) million and zero for the three months ended March 31, 2020 and 2019, respectively. These amounts were primarily related to currency exchange and interest rate contracts.

The total amount in AOCI related to cash flow hedges of forecasted transactions was a $183 million loss at March 31, 2020. We expect to reclassify $125 million of loss to earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. For the three months ended March 31, 2020 and 2019, we recognized $18 million of loss, primarily as a result of the disposition of BioPharma, and insignificant gains and losses, respectively, related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At March 31, 2020 and 2019, the maximum term of derivative instruments that hedge forecasted transactions was 15 years and 14 years, respectively.

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

The total gain (loss) recognized in AOCI on hedging instruments for the three months ended March 31, 2020 and 2019 was $158 million and $(68) million, respectively, comprising $109 million and $(27) million on currency exchange contracts and $48 million and $(41) million on foreign currency debt, respectively. The total gain (loss) excluded from assessment and recognized in earnings was $2 million and $8 million for the three months ended March 31, 2020 and 2019, respectively.

The carrying value of foreign currency debt designated as net investment hedges was $9,145 million and $12,502 million at
March 31, 2020 and 2019, respectively. The gain (loss) reclassified from AOCI into earnings was zero and $6 million for the three months ended March 31, 2020 and 2019, respectively.

EFFECTS OF DERIVATIVES ON EARNINGS. All derivatives are marked to fair value on our balance sheet, whether they are designated in a hedging relationship for accounting purposes or are used as economic hedges. For derivatives not designated as hedging instruments, substantially all of the gain or loss recognized in earnings is offset by either the current period change in value of underlying exposures, which is recorded in earnings in the current period or a future period when the recording of the exposures occur.

2020 1Q FORM 10-Q 51

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of our derivative financial instruments in the consolidated Statement of Earnings:

	Three months ended March 31, 2020					Three months ended March 31, 2019
(In millions)	Revenues	Cost of sales	Interest Expense	SG&A	Other Income	Revenues	Cost of sales	Interest Expense	SG&A	Other Income

Total amounts presented in the consolidated Statement of Earnings	$20,524	$15,695	$794	$3,065	$6,869	$22,202	$16,208	$1,065	$3,402	$847

Total effect of cash flow hedges	$(21)	$(25)	$(10)	$(3)	$—	$20	$(9)	$(10)	$(1)	$—

Hedged items			$(2,480)					$(527)
Derivatives designated as hedging instruments			2,511					515
Total effect of fair value hedges			$31					$(11)

Interest rate contracts	$(23)	$—	$(9)	$—	$—	$(4)	$—	$(16)	$—	$—
Currency exchange contracts	(521)	13	—	54	11	390	9	—	(45)	3
Other	—	—	—	(160)	(22)	—	—	96	—	13
Total effect of derivatives not designated as hedges	$(545)	$13	$(9)	$(106)	$(12)	$386	$9	$80	$(45)	$16

The amount excluded for cash flow hedges which is recognized in earnings was $15 million and zero for the three months ended March 31, 2020 and 2019, respectively.

COUNTERPARTY CREDIT RISK. Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions. We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our agreements) on an individual counterparty basis. Where we have agreed to netting of derivative exposures with a counterparty, we net our exposures with that counterparty and apply the value of collateral posted to us to determine the exposure. We actively monitor these net exposures against defined limits and take appropriate actions in response, including requiring additional collateral. Our exposures to counterparties (including accrued interest), net of collateral we held, was $270 million and $368 million at March 31, 2020 and December 31, 2019, respectively. Counterparties' exposures to our derivative liability (including accrued interest), net of collateral posted by us, was $463 million and $159 million at March 31, 2020 and December 31, 2019, respectively.
NOTE 18. VARIABLE INTEREST ENTITIES
In addition to the three VIEs detailed in Note 4, in our consolidated Statement of Financial Position, we have assets of $2,106 million and $2,134 million and liabilities of $1,103 million and $1,233 million at March 31, 2020, and December 31, 2019, respectively, from other consolidated VIEs. These entities were created to help our customers facilitate or finance the purchase of GE goods and services. These entities have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities. Substantially all the assets of our consolidated VIEs at March 31, 2020, can only be used to settle the liabilities of those VIEs.

Our investments in unconsolidated VIEs were $1,939 million and $1,937 million at March 31, 2020, and December 31, 2019, respectively. These investments are primarily owned by GE Capital businesses, $506 million and $621 million of which were owned by Energy Financial Services, comprising equity method investments, and $1,040 million and $896 million of which were owned by our run-off insurance operations, primarily comprising investment securities at March 31, 2020 and December 31, 2019, respectively. The increase in investments in unconsolidated VIEs in our run-off insurance operations reflects implementation of our revised reinvestment plan, which incorporates the introduction of strategic initiatives to invest in higher-yielding asset classes. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 19.

NOTE 19. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. The GECAS business within the Capital segment has placed multiple-year orders for various Boeing, Airbus and other aircraft manufacturers with list prices approximating $35,772 million (including 358 new aircraft with estimated delivery dates of 10% in 2020, 18% in 2021 and 72% in 2022 through 2026) and secondary orders with airlines for used aircraft approximating $2,297 million (including 53 used aircraft with estimated delivery dates of 21% in 2020, 64% in 2021 and 15% in 2022) at March 31, 2020. When we purchase aircraft, it is at a contractual price, which is usually less than the aircraft manufacturer’s list price and excludes any pre-delivery payments made in advance. As of March 31, 2020, we have made $2,963 million of pre-delivery payments to aircraft manufacturers.

During April 2020, GECAS agreed with Boeing to restructure its 737 MAX orderbook including previously canceled positions, resulting in the cancellation of 69 orders with 82 orders now remaining.

52 2020 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GE Capital had total investment commitments of $2,786 million at March 31, 2020. The commitments primarily comprise project financing investments in thermal and wind energy projects of $1,149 million and investments by our run-off insurance operations in investment securities and other assets of $1,608 million, included within these commitments are obligations to make additional investments in unconsolidated VIEs of $260 million and $1,090 million, respectively. See Note 18 for further information.

As of March 31, 2020, in our Aviation segment, we have committed to provide financing assistance of $2,072 million for future customer acquisitions of aircraft equipped with our engines.

GUARANTEES. At March 31, 2020, we were committed under the following guarantee arrangements:

Credit Support. At March 31, 2020, we have provided $1,483 million of credit support on behalf of certain customers' predominantly joint ventures and partnerships, such as standby letters of credit and performance guarantees. The liability was $33 million at March 31, 2020.

Indemnification Agreements – Continuing Operations. At March 31, 2020, we have $1,544 million of indemnifications, including representations and warranties in sales of businesses or assets, for which we recorded a liability of $144 million.

Indemnification Agreements – Discontinued Operations. At March 31, 2020, we have provided specific indemnities to buyers of GE Capital’s assets that, in the aggregate, represent a maximum potential claim of $1,019 million with related reserves of $139 million.

PRODUCT WARRANTIES. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $2,081 million and $2,165 million at March 31, 2020 and December 31, 2019, respectively.

LEGAL MATTERS. The following information supplements and amends the discussion of Legal Matters in Note 23 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019; refer to that discussion for information about previously reported legal matters that are not updated below. In the normal course of our business, we are involved from time to time in various arbitrations, class actions, commercial litigation, investigations and other legal, regulatory or governmental actions, including the significant matters described below that could have a material impact on our results of operations. In many proceedings, including the specific matters described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated.

Alstom legacy matters. In November 2015, we acquired the Thermal, Renewables and Grid businesses from Alstom. Prior to the acquisition, the seller was the subject of two significant cases involving anti-competitive activities and improper payments: (1) in January 2007, Alstom was fined €65 million by the European Commission for participating in a gas insulated switchgear cartel that operated from 1988 to 2004 (that fine was later reduced to €59 million), and (2) in December 2014, Alstom pled guilty in the United States to multiple violations of the Foreign Corrupt Practices Act and paid a criminal penalty of $772 million. As part of GE’s accounting for the acquisition, we established a reserve amounting to $858 million for legal and compliance matters related to the legacy business practices that were the subject of these and related cases in various jurisdictions, including the previously reported legal proceedings in Israel that are described below. The reserve balance was $846 million and $875 million at March 31, 2020 and December 31, 2019, respectively.

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

2020 1Q FORM 10-Q 53

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2013, the Israeli Antitrust Authority issued a decision whereby Alstom, Siemens AG and ABB Ltd. were held liable for an alleged anti-competitive arrangement in the gas-insulated switchgears market in Israel. While there was no fine in connection with that decision, claimants brought two civil actions in 2013 seeking damages of approximately $950 million and $600 million, respectively, related to the alleged conduct underlying the decision that are pending before the Central District Court in Israel. The court in March 2020 approved a settlement agreement reached by the parties, but the settlement remains subject to appeal to the Supreme Court of Israel.

Shareholder and related lawsuits. In December 2018, a putative class action (the Varga case) was filed in the U.S. District Court for the Northern District of New York naming GE and a former GE executive officer as defendants in connection with the oversight of the GE RSP. It alleges that the defendants breached fiduciary duties under the Employee Retirement Income Security Act of 1974 (ERISA) by failing to advise GE RSP participants that GE Capital insurance subsidiaries were allegedly under-reserved and continued to retain a GE stock fund as an investment option in the GE RSP. The plaintiffs seek unspecified damages on behalf of a class of GE RSP participants and beneficiaries from January 1, 2010 through January 19, 2018 or later. In March 2020 the court granted GE’s motion to dismiss the case, and in April 2020 the plaintiffs filed an appeal with the Second Circuit.

In August 2019, a putative class action (the Tri-State case) was filed in the Delaware Court of Chancery naming as defendants GE and the former Board of Directors of Baker Hughes Incorporated (BHI). It alleges fraud, aiding and abetting breaches of fiduciary duty, and aiding and abetting breaches of duty of disclosure by GE based on allegations regarding financial statements that GE provided the former BHI board, management and shareholders in connection with BHI’s merger with GE’s Oil and Gas Business in July 2017. The plaintiff seeks damages on behalf of BHI shareholders during the period between October 7, 2016 and July 5, 2017. In October 2019, the City of Providence filed a complaint containing allegations substantially similar to those in the Tri-State complaint. The cases were consolidated in November 2019, and in December 2019, the plaintiffs filed an amended consolidated complaint which is similar to the prior complaints but does not include fraud claims against GE. In February 2020, GE and the other defendants filed a motion to dismiss the amended consolidated complaint.

These cases are at an early stage; we believe we have defenses to the claims and are responding accordingly.

Bank BPH. As previously reported, GE Capital’s subsidiary Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgages, with cases brought by individual borrowers seeking relief related to their foreign currency-denominated mortgages in various courts throughout Poland. Approximately 86% of the Bank BPH portfolio is indexed to or denominated in foreign currencies (primarily Swiss francs), and the total portfolio had a carrying value of $2.4 billion at March 31, 2020. In October 2019, the European Court of Justice (ECJ) issued a decision about the approach to remedy in a case involving another Polish bank’s foreign currency loans, and in January 2020, a pending case involving a Bank BPH loan was referred to the ECJ. While there remains significant uncertainty as to how the prior ECJ decision, or a future decision on the Bank BPH case, will influence the Polish courts as they consider individual cases, we are observing an increase in the number of lawsuits brought against Bank BPH and other banks in Poland with similar portfolios that may continue in future reporting periods. We have observed more findings of liability and more severe remedies being ordered against Polish banks. We also believe there is a potential for unifying rules of decision to emerge regarding both the finding of liability and approach to remedy that could change our estimate of the potential effects of borrower litigation. Future adverse developments in the potential for legislative relief or in litigation across the Polish banking industry as a result of ECJ decisions or otherwise could result in losses related to these loans in future reporting periods.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS. Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws and nuclear decommissioning regulations. Additionally, like many other industrial companies, we and our subsidiaries are defendants in various lawsuits related to alleged worker exposure to asbestos or other hazardous materials. Liabilities for environmental remediation, nuclear decommissioning and worker exposure claims exclude possible insurance recoveries. It is reasonably possible that our exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology and information related to individual sites and lawsuits, such amounts are not reasonably estimable. For further information, see our Annual Report on Form 10-K for the year ended December 31, 2019.

54 2020 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. INTERCOMPANY TRANSACTIONS
Presented below is a walk of intercompany eliminations from the combined GE and GE Capital totals to the consolidated cash flows.

	Three months ended March 31
(In millions)	2020	2019

Combined GE and GE Capital cash from (used for) operating activities - continuing operations	$(385)	$(557)
GE current receivables sold to GE Capital	(997)	538
GE long-term receivables sold to GE Capital	135	174
Supply chain finance programs(a)	884	310
Other reclassifications and eliminations	216	(45)
Consolidated cash from (used for) operating activities - continuing operations	$(148)	$420
Combined GE and GE Capital cash from (used for) investing activities - continuing operations	$19,991	$6,048
GE current receivables sold to GE Capital	945	(1,306)
GE long-term receivables sold to GE Capital	(135)	(174)
Supply chain finance programs(a)	(884)	(310)
Other reclassifications and eliminations	(695)	(562)
Consolidated cash from (used for) investing activities - continuing operations	$19,221	$3,696
Combined GE and GE Capital cash from (used for) financing activities - continuing operations	$(8,451)	$(4,837)
GE current receivables sold to GE Capital	52	768
Other reclassifications and eliminations	480	607
Consolidated cash from (used for) financing activities - continuing operations	$(7,919)	$(3,461)

(a)
Represents the reduction of the GE liability associated with the funded participation in a supply chain finance program with GE Capital, primarily as a result of GE Capital's sale of the program platform to MUFG Union Bank, N.A. (MUFG) in 2019.

Cash payments received on the Receivable facility deferred purchase price are reflected as Cash from investing activities in the GE Capital and Consolidated columns of our consolidated Statement of Cash Flows. Sales of customer receivables from GE to GE Capital are classified as Cash from operating activities in the GE column of our Statement of Cash Flows. See Note 4 for further information.

NOTE 21. GUARANTOR FINANCIAL INFORMATION
GE Capital International Funding Company Unlimited Company (the Issuer) previously issued senior unsecured registered notes that are fully and unconditionally, jointly and severally guaranteed by both the Company and GE Capital International Holdings Limited (each a Guarantor, and together, the Guarantors).

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Sales of goods and services	$6,217	$—	$—	$29,404	$(16,806)	$18,814
GE Capital revenues from services	—	238	2	1,983	(513)	1,709
Total revenues	6,217	238	2	31,386	(17,319)	20,524

Interest and other financial charges	295	258	313	337	(409)	794
Other costs and expenses	6,898	—	—	32,294	(19,068)	20,124
Total costs and expenses	7,192	258	313	32,631	(19,477)	20,918
Other income (loss)	705	—	—	18,294	(12,129)	6,869
Equity in earnings (loss) of affiliates	6,615	—	278	17,098	(23,991)	—
Earnings (loss) from continuing operations before income taxes	6,344	(20)	(34)	34,148	(33,963)	6,475
Benefit (provision) for income taxes	20	2	—	421	(506)	(63)
Earnings (loss) from continuing operations	6,363	(17)	(34)	34,568	(34,469)	6,412
Earnings (loss) from discontinued operations, net of taxes	(164)	—	(15)	—	1	(178)
Net earnings (loss)	6,199	(17)	(49)	34,568	(34,468)	6,233
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	1	33	34
Net earnings (loss) attributable to the Company	6,199	(17)	(49)	34,567	(34,501)	6,199
Other comprehensive income (loss)	913	—	(12)	(823)	835	913
Comprehensive income (loss) attributable to the Company	$7,113	$(17)	$(61)	$33,744	$(33,666)	$7,113

2020 1Q FORM 10-Q 55

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Sales of goods and services	$4,580	$—	$—	$38,456	$(22,779)	$20,257
GE Capital revenues from services	—	233	75	2,580	(943)	1,945
Total revenues	4,580	233	75	41,035	(23,722)	22,202

Interest and other financial charges	379	231	379	577	(501)	1,065
Other costs and expenses	8,494	—	—	38,880	(26,512)	20,862
Total costs and expenses	8,873	231	380	39,457	(27,013)	21,927
Other income (loss)	(6,743)	—	—	16,963	(9,372)	847
Equity in earnings (loss) of affiliates	14,929	—	375	11,013	(26,318)	—
Earnings (loss) from continuing operations before income taxes	3,893	3	71	29,555	(32,399)	1,122
Benefit (provision) for income taxes	(335)	—	—	(658)	854	(140)
Earnings (loss) from continuing operations	3,558	2	71	28,896	(31,545)	983
Earnings (loss) from discontinued operations, net of taxes	30	—	—	—	2,632	2,663
Net earnings (loss)	3,588	2	71	28,896	(28,912)	3,645
Less net earnings (loss) attributable to noncontrolling interests	—	—	—	(1)	58	57
Net earnings (loss) attributable to the Company	3,588	2	71	28,897	(28,970)	3,588
Other comprehensive income (loss)	929	—	(1,082)	(443)	1,524	930
Comprehensive income (loss) attributable to the Company	$4,517	$2	$(1,011)	$28,454	$(27,446)	$4,517

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION MARCH 31, 2020 (UNAUDITED)

(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash, cash equivalents and restricted cash	$27,463	$—	$—	$20,390	$(567)	$47,286
Receivables - net	41,752	17,970	84	56,003	(88,382)	27,427
Investment in subsidiaries	198,819	—	40,645	441,860	(681,324)	—
All other assets	27,445	1,431	—	304,108	(145,676)	187,308
Total assets	$295,479	$19,401	$40,729	$822,360	$(915,949)	$262,021

Short-term borrowings	$150,985	$6,024	$3,598	$6,511	$(148,996)	$18,122
Long-term and non-recourse borrowings	37,967	12,028	23,954	31,336	(38,255)	67,032
All other liabilities	64,455	337	68	138,217	(63,069)	140,008
Total liabilities	253,408	18,390	27,620	176,064	(250,320)	225,162

Total liabilities and equity	$295,479	$19,401	$40,729	$822,360	$(915,949)	$262,021

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION DECEMBER 31, 2019
(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash, cash equivalents and restricted cash	$10,591	$—	$—	$26,438	$(636)	$36,394
Receivables - net	47,170	17,726	230	61,026	(99,104)	27,047
Investment in subsidiaries	147,397	—	40,408	421,613	(609,418)	—
All other assets	28,377	236	—	291,995	(118,000)	202,607
Total assets	$233,535	$17,961	$40,638	$801,071	$(827,158)	$266,048

Short-term borrowings	$135,172	$5,991	$2,981	$9,712	$(131,783)	$22,072
Long-term and non-recourse borrowings	40,660	10,780	24,417	34,262	(41,310)	68,809
All other liabilities	66,808	161	70	146,972	(68,705)	145,306
Total liabilities	242,640	16,932	27,468	190,946	(241,799)	236,187

Total liabilities and equity	$233,535	$17,961	$40,638	$801,071	$(827,158)	$266,048

56 2020 1Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)
(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash from (used for) operating activities	$2,339	$558	$(819)	$30,587	$(32,879)	$(214)

Cash from (used for) investing activities	$(584)	$(558)	$14	$(21,387)	$41,601	$19,086

Cash from (used for) financing activities	$15,117	$—	$805	$(15,188)	$(8,653)	$(7,919)

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(256)	—	(256)
Increase (decrease) in cash, cash equivalents and restricted cash	16,872	—	—	(6,243)	69	10,697
Cash, cash equivalents and restricted cash at beginning of year	10,591	—	—	27,121	(636)	37,077
Cash, cash equivalents and restricted cash at March 31	27,463	—	—	20,878	(567)	47,774
Less cash, cash equivalents and restricted cash of discontinued operations at March 31	—	—	—	437	—	437
Cash, cash equivalents and restricted cash of continuing operations at March 31	$27,463	$—	$—	$20,441	$(567)	$47,338

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)
(In millions)	Parent Company Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash from (used for) operating activities(a)	$(6,665)	$611	$(1,063)	$(22,734)	$29,973	$122

Cash from (used for) investing activities	$7,201	$(611)	$(61)	$48,313	$(51,352)	$3,490

Cash from (used for) financing activities	$(555)	$—	$1,124	$(26,436)	$22,133	$(3,735)

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	78	—	78
Increase (decrease) in cash, cash equivalents and restricted cash	(20)	—	—	(779)	753	(45)
Cash, cash equivalents and restricted cash at beginning of year	9,561	—	1	30,398	(4,412)	35,548
Cash, cash equivalents and restricted cash at March 31	9,541	—	—	29,620	(3,658)	35,503
Less cash, cash equivalents and restricted cash of discontinued operations at March 31	—	—	—	3,671	—	3,671
Cash, cash equivalents and restricted cash of continuing operations at March 31	$9,541	$—	$—	$25,949	$(3,658)	$31,832

(a)	Parent Company Guarantor cash flows included cash from (used for) operating activities of discontinued operations of $(2,984) million.

2020 1Q FORM 10-Q 57

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. BAKER HUGHES SUMMARIZED FINANCIAL INFORMATION
We account for our remaining interest in Baker Hughes (comprising 377.4 million shares and a promissory note receivable) at fair value. At March 31, 2020, the fair value of our interest in Baker Hughes was $4,083 million. Since the date of deconsolidation, we have not sold any shares of Baker Hughes and recognized an unrealized loss of $5,710 million ($4,631 million after-tax) for the three months ended March 31, 2020 based on a share price of $10.50. See Notes 2 and 3 for further information.

Summarized financial information of Baker Hughes is as follows.

For the three months ended March 31, 2020 (In millions)

Revenues	$5,425
Gross profit	755
Net income (loss)	(16,098)
Net income (loss) attributable to the entity	(10,210)

Baker Hughes is a SEC registrant with separate filing requirements, and its financial information can be obtained from www.sec.gov or www.bakerhughes.com.

NOTE 23. OTHER INCOME

	Three months ended March 31
(In millions)	2020	2019

Purchases and sales of business interests(a)	$12,372	$253
Licensing and royalty income	42	40
Associated companies	39	39
Net interest and investment income(b)	(5,632)	137
Other items	53	384
GE	6,874	852
Eliminations	(4)	(5)
Total	$6,869	$847

(a)	Included a pre-tax gain of $12,292 million on the sale of BioPharma in 2020. Included a pre-tax gain of $224 million on the sale of ServiceMax in 2019. See Note 2 for further information.

(b)	Included unrealized loss of $(5,710) million related to our interest in Baker Hughes in 2020. See Note 3 for further information.

58 2020 1Q FORM 10-Q

FORWARD LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS
Our public communications and SEC filings may contain statements related to future, not past, events. These forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "estimate," "forecast," "target," "preliminary," or "range." Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about the potential impacts of the COVID-19 pandemic on our business operations, financial results and financial position and on the world economy; our expected financial performance, including cash flows, revenues, organic growth, margins, earnings and earnings per share; macroeconomic and market conditions and volatility; planned and potential business or asset dispositions; our de-leveraging plans, including leverage ratios and targets, the timing and nature of actions to reduce indebtedness and our credit ratings and outlooks; GE's and GE Capital's funding and liquidity; our businesses’ cost structures and plans to reduce costs; restructuring, goodwill impairment or other financial charges; or tax rates.

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•
the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel, and on commercial activity and demand across our and our customers’ businesses, and on global supply chains;

•
our inability to predict the extent to which the COVID-19 pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position, the prices of our securities and the achievement of our strategic objectives;

•
changes in macroeconomic and market conditions and market volatility (including developments and volatility arising from the COVID-19 pandemic), including interest rates, the value of securities and other financial assets (including our equity ownership position in Baker Hughes), oil and other commodity prices and exchange rates, and the impact of such changes and volatility on our financial position;

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

•	GE’s liquidity and the amount and timing of our GE Industrial cash flows and earnings, which may be impacted by customer, supplier, competitive, contractual and other dynamics and conditions;

•
GE Capital's capital and liquidity needs, including in connection with GE Capital’s run-off insurance operations and discontinued operations, the amount and timing of required capital contributions to the insurance operations and any strategic actions that we may pursue; the impact of conditions in the financial and credit markets on GE Capital's ability to sell financial assets; the availability and cost of funding; and GE Capital's exposure to particular counterparties and markets;

•
our success in executing and completing asset dispositions or other transactions, including our plan to exit our equity ownership position in Baker Hughes, the timing of closing for such transactions and the expected proceeds and benefits to GE;

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

•	operational execution by our businesses, including our ability to improve the operations and execution of our Power and Renewable Energy businesses, and the performance of our Aviation business;

•
changes in law, regulation or policy that may affect our businesses, such as trade policy and tariffs, regulation related to climate change, and the effects of U.S. tax reform and other tax law changes;

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

•
the impact of actual or potential failures of our products or third-party products with which our products are integrated, such as the fleet grounding of the Boeing 737 MAX, and the timing of its return to service and return to delivery, and related reputational effects;

•	the impact of potential information technology, cybersecurity or data security breaches; and

•
the other factors that are described in the "Risk Factors" section of this report and of our Annual Report on Form 10-K for the year ended December 31, 2019, as such descriptions may be updated or amended in any future reports we file with the SEC.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.

2020 1Q FORM 10-Q 59

OTHER ITEMS

EXHIBITS

Exhibit 10(a)	General Electric Company Annual Executive Incentive Plan, effective January 1, 2020.
Exhibit 10(b)
Separation Agreement & Release between General Electric Company and Jamie Miller, dated February 17, 2020 (Incorporated by reference to Exhibit 1.01 to GE's Current Report on Form 8-K, dated February 20, 2020 (Commission file number 001-00035)).

Exhibit 10(c)	Memorandum of Understanding between General Electric Company and Carolina Dybeck Happe, effective March 1, 2020.
Exhibit 10(d)
Three-Year Credit Agreement, dated as of April 17, 2020, among General Electric Company, as the Borrower, JPMorgan Chase, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to GE's Current Report on Form 8-K, dated April 20, 2020 (Commission file number 001-00035)).

Exhibit 11	Computation of Per Share Earnings.*
Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.
Exhibit 101
The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three months ended March 31, 2020 and 2019, (ii) Statement of Financial Position at March 31, 2020 and December 31, 2019, (iii) Statement of Cash Flows for the three months ended March 31, 2020 and 2019, (iv) Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019, (v) Statement of Changes in Shareholders' Equity for the three ended March 31, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Data required by Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share, is provided in Note 16 to the Consolidated Financial Statements in this Report.

FORM 10-Q CROSS REFERENCE INDEX

Item Number		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	30-58
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3-28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20-21, 50-52
Item 4.	Controls and Procedures	28
Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Not applicable(a)
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	60
Signatures		61
(a) GE did not repurchase any equity securities during the three months ended March 31, 2020, and no repurchase program has been authorized.

60 2020 1Q FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 29, 2020	/s/ Thomas S. Timko
Date	Thomas S. Timko Vice President, Chief Accounting Officer and Controller Principal Accounting Officer

2020 1Q FORM 10-Q 61