Form 10-Q
period 2020-06-30
GENERAL ELECTRIC CO
filed 2020-07-29
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 8,753,289,000 shares of common stock with a par value of $0.06 per share outstanding at June 30, 2020.

ABOUT GENERAL ELECTRIC

ABOUT GENERAL ELECTRIC. General Electric Company (General Electric or the Company) is a high-tech industrial company that operates worldwide through its four industrial segments, Power, Renewable Energy, Aviation and Healthcare, and its financial services segment, Capital. See the Consolidated Results section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the consolidated financial statements for information regarding our results of operations and recent business portfolio actions. Results of segments reclassified to discontinued operations have been recast for all periods presented.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A). The consolidated financial statements of General Electric Company (the Company) combine the industrial manufacturing and services businesses of GE with the financial services businesses of GE Capital and are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented in this report are calculated from the underlying numbers in millions. Discussions throughout MD&A are based on continuing operations unless otherwise noted. The MD&A should be read in conjunction with the Financial Statements and Notes to the consolidated financial statements. For purposes of the financial statement display of sales and costs of sales in our consolidated Statement of Earnings (Loss), “goods” is required by SEC regulations to include all sales of tangible products, and "services" must include all other sales, including other services activities. Throughout MD&A we refer to sales under product services agreements and sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs) as sales of “services,” which is an important part of our operations.

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

CONSOLIDATED RESULTS
SIGNIFICANT DEVELOPMENTS. Coronavirus Disease 2019 (COVID-19) Pandemic. The COVID-19 pandemic has significantly impacted global economies, resulting in workforce and travel restrictions, supply chain and production disruptions and reduced demand and spending across many sectors. Since the latter part of the first quarter, these factors have had a material adverse impact on our operations, financial performance and prices of our securities, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve. This section provides a brief overview of how we are responding to current and potential impacts related to COVID-19 on GE’s operations and financial condition and results, with additional details provided throughout the MD&A and other relevant sections of this report.

2020 2Q FORM 10-Q 3

MD&A	CONSOLIDATED RESULTS

We have adopted operational and governance rhythms across the Company, and with our Board of Directors, to coordinate and oversee actions related to the COVID-19 pandemic, including an internal task force to protect the health and safety of our employees globally and maintain business continuity; the assessment of financial and operating impacts, financial planning and mitigating cost, cash, and other actions in response; funding and liquidity management and related treasury actions; enterprise risk management and other functional activities across our global commercial, supply chain, human resources, controllership, government affairs, and other organizations. In particular, we took a series of actions during the second quarter to enhance and extend our liquidity at both GE and GE Capital (as described under "Debt offerings and tenders" below), and we continue to evaluate market conditions as they evolve and take precautionary measures to strengthen our financial position. We ended the second quarter of 2020 with $41.4 billion of consolidated cash, cash equivalents and restricted cash, in addition to our available credit lines. See the Capital Resources and Liquidity section for further information.

While factors related directly and indirectly to the COVID-19 pandemic have been impacting operations and financial performance at varying levels across all our businesses, the most significant impact to date has been at our Aviation segment and our GE Capital Aviation Services (GECAS) aircraft leasing business within our Capital segment. The pandemic is having a material adverse effect on the global airline industry, resulting in reduced flight schedules worldwide, an increased number of idle aircraft, lower utilization, workforce reductions and declining financial performance within the airline industry, as well as requests for government financial assistance by various industry participants. This has decreased demand for higher margin service revenues within our Aviation segment directly impacting our profitability and cash flows during 2020. Our Healthcare segment experienced increased demand for certain types of products and services, including ventilators, monitoring solutions, x-ray, anesthesia and point-of-care ultrasound product lines, partially offset by decreased demand in other parts of the business as patients have postponed certain procedures and hospitals have deferred spending. Our other businesses were also adversely impacted by market developments, including delays or cancellations of new projects, new orders and related down payments. In addition, workplace, travel and supply chain disruptions have caused delays of deliveries and the achievement of other billing milestones directly impacting our profitability and cash flows for the six months ended June 30, 2020. We anticipate many of these impacts experienced in the first half of 2020 related to demand, profitability and cash flows will continue in future periods depending on the severity and duration of the pandemic. For additional details about impacts related to Aviation and GECAS, Healthcare and our other businesses, refer to the respective segment sections within MD&A.

Each of GE's businesses and Corporate are taking cost and cash actions to manage risk and proactively mitigate the financial impact from COVID-19, as supply and demand dynamics continue to shift. In 2020, we are targeting more than $2 billion in operational cost out and more than $3 billion in cash preservation actions across the company, including more than $1 billion in cost out and more than $2 billion in cash preservation actions in Aviation, to right-size its cost structure and preserve its ability to serve customers. To date, we have realized more than one-third of savings from actions at the total company level, with further results expected in the second half of 2020. During the six months ended June 30, 2020, excluding business dispositions, we reduced consolidated headcount by approximately 8,700, including 5,300 at Aviation and 1,500 at Power.

At this time, GE cannot forecast the full duration and magnitude of COVID-19 impacts, or the pace of recovery from the pandemic across our end markets, operations, and supply chains. See the Risk Factors section for further information about related risks and uncertainties.

BioPharma. On March 31, 2020, we completed the sale of our BioPharma business within our Healthcare segment to Danaher Corporation. See the Segment Operations - Healthcare section and Note 2 for further information.

Baker Hughes. We recognized a pre-tax unrealized gain of $1.8 billion ($1.6 billion after tax) and a pre-tax unrealized loss of $3.9 billion ($3.1 billion after tax) for the three and six months ended June 30, 2020, respectively, on our investment in Baker Hughes. See Notes 2, 3 and 21 for further information.

Goodwill impairments. In the second quarter of 2020, we recognized a non-cash pre-tax impairment charge of $0.9 billion related to goodwill at our Additive reporting unit within our Aviation segment, that was recorded within earnings from continuing operations at Corporate. We also recognized a non-cash pre-tax impairment charge of $0.8 billion related to our GECAS reporting unit within our Capital segment. See Note 8 for further information.

Debt offerings and tenders. In the second quarter of 2020, we took a series of actions to enhance and extend our liquidity at both GE and GE Capital, issuing a total of $13.5 billion of longer-dated debt and reducing near-term debt maturities by $10.5 billion, with the remaining $3 billion to be leverage neutral by the end of 2021. The total pre-tax loss from these actions was $0.2 billion. Following these actions, GE Industrial has no remaining debt maturities in 2020 and 2021 and GE Capital has $5 billion of remaining debt maturities in 2020 and $3 billion in 2021.

We have also reduced debt by $9 billion year to date between GE and GE Capital, and we have cumulatively decreased our debt by approximately $22 billion between GE and GE Capital since the beginning of 2019. See the Borrowings section of Capital Resources and Liquidity and Note 11 for further information.

SECOND QUARTER 2020 RESULTS. Consolidated revenues were $17.7 billion, down $5.7 billion for the quarter, driven by decreased GE Industrial and GE Capital revenues. GE Industrial revenues decreased $5.3 billion (25%), driven primarily by decreases at our industrial segments.

4 2020 2Q FORM 10-Q

MD&A	CONSOLIDATED RESULTS

Continuing earnings per share was $(0.27). Excluding unrealized gains (losses), goodwill impairments, non-operating benefit costs, restructuring and other charges and debt extinguishment costs, Adjusted earnings per share* was $(0.15).

For the three months ended June 30, 2020, GE Industrial profit was $(0.9) billion and profit margins were (5.7)%, down $0.5 billion, driven primarily by decreases at our industrial segments, partially offset by an unrealized gain in the quarter on our investment in Baker Hughes of $1.8 billion and a decrease in adjusted Corporate operating costs* of $0.3 billion. Adjusted GE Industrial organic profit* decreased $2.0 billion, primarily as a result of the impacts of COVID-19, particularly at our Aviation segment, as well as a decrease at Power.

GE cash flows from operating activities (CFOA) was $(3.3) billion and $(1.1) billion for the six months ended June 30, 2020 and 2019, respectively. GE CFOA decreased primarily due to lower net income, primarily due to COVID-19 impacts, and higher cash used for working capital, partially offset by changes in contract and other deferred assets, increases in customer allowance accruals and lower cash paid for taxes. GE Industrial free cash flows* were $(4.3) billion and $(2.2) billion for the six months ended June 30, 2020 and 2019, respectively. The decrease was primarily due to the same decreases in GE CFOA as noted above. See the Capital Resources and Liquidity - Statement of Cash Flows section for further information.

Orders are contractual commitments with customers to provide specified goods or services for an agreed upon price.

GE INDUSTRIAL ORDERS	Three months ended June 30		Six months ended June 30
(In billions)	2020	2019	2020	2019
Equipment	$7.1	$11.3	$16.3	$21.3
Services	6.6	10.9	16.9	21.5
Total orders(a)	$13.8	$22.2	$33.3	$42.8
Total organic orders	$13.9	$21.3	$33.5	$41.4
(a) Included $0.8 billion related to BioPharma for the three months ended June 30, 2019, and $1.1 billion and $1.8 billion for the six months ended June 30, 2020 and 2019, respectively.

For the three months ended June 30, 2020, orders decreased $8.5 billion (38%) on a reported basis and decreased $7.4 billion (35%) organically primarily at Aviation, driven by declines in both commercial equipment and service orders due to COVID-19 and the 737 MAX grounding, and at Power due to decreases in equipment orders. Equipment orders were down $3.3 billion (31%) organically and services orders were down $4.1 billion (38%) organically.

For the six months ended June 30, 2020, orders decreased $9.6 billion (22%) on a reported basis and decreased $8.0 billion (19%) organically with declines at Aviation, primarily driven by declines in both commercial equipment and service orders due to COVID-19 and the 737 MAX grounding, at Power, due to decreases in equipment orders, and at Renewable Energy, partially offset by an increase at Healthcare. Equipment orders were down $3.6 billion (18%) organically and services orders were down $4.4 billion (21%) organically. Excluding BioPharma, orders decreased $8.1 billion (20%) organically.

Backlog is unfilled customer orders for products and product services (expected life of contract sales for product services).

GE INDUSTRIAL BACKLOG (In billions)	June 30, 2020	December 31, 2019	June 30, 2019
Equipment	$73.3	$79.0	$79.4
Services	307.3	325.6	295.9
Total backlog(a)	$380.5	$404.6	$375.3
(a) Backlog as of June 30, 2020 excludes the BioPharma business due to its disposition in the first quarter of 2020. Backlog as of December 31, 2019 and June 30, 2019 included $1.2 billion and $1.1 billion, respectively, related to BioPharma.

As of June 30, 2020, backlog decreased $24.0 billion (6%) from December 31, 2019, primarily driven by Aviation due to a reduction in our Commercial Services backlog and cancellations of commercial engine orders, in addition to sales outpacing new orders. The reduction in Commercial Services reflects the cancellation of equipment unit orders, lower anticipated engine utilization, customer fleet restructuring and contract modifications. Power and Renewable Energy decreased due to sales outpacing new orders, and Healthcare decreased with the disposition of the BioPharma business of $1.2 billion. Backlog increased $5.2 billion (1%) from June 30, 2019, due to an increase in services backlog of $11.4 billion (4%), primarily at Aviation, partially offset by Power, and a decrease in equipment backlog of $6.2 billion (8%), primarily at Power, Aviation and Healthcare. Excluding the BioPharma disposition, backlog increased $6.3 billion (2%) from June 30, 2019.

Remaining performance obligation (RPO), a defined term under GAAP, is backlog excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. We plan to continue reporting backlog as we believe that it is a useful metric for investors, given its relevance to total orders. See Note 9 for further information.

*Non-GAAP Financial Measure

2020 2Q FORM 10-Q 5

MD&A	CONSOLIDATED RESULTS

June 30, 2020 (In billions)	Equipment	Services	Total
Backlog	$73.3	$307.3	$380.5
Adjustments	(28.8)	(124.1)	(152.9)
Remaining performance obligation	$44.4	$183.2	$227.6

Adjustments to reported backlog of $152.9 billion as of June 30, 2020 are largely driven by adjustments of $142.6 billion in our Aviation segment: (1) backlog includes engine contracts for which we have received purchase orders that are cancelable; (2) our services backlog includes contracts that are cancelable without substantive penalty, primarily time and materials contracts; (3) backlog includes engines contracted under long-term service agreements, even if the engines have not yet been put into service. These adjustments to reported backlog are expected to be satisfied beyond one year.

REVENUES	Three months ended June 30		Six months ended June 30
(In billions)	2020	2019	2020	2019
Consolidated revenues	$17.7	$23.4	$38.3	$45.6

Equipment	8.3	10.3	17.5	19.9
Services	7.8	11.1	17.4	21.9
GE Industrial revenues	$16.1	$21.4	$34.9	$41.7

GE Capital revenues	$1.8	$2.3	$3.8	$4.5

For the three months ended June 30, 2020, consolidated revenues were down $5.7 billion, driven by decreased GE Industrial revenues of $5.3 billion and decreased GE Capital revenues of $0.5 billion.
GE Industrial revenues decreased $5.3 billion (25%), with decreases in services and equipment. The decrease in services was primarily at Aviation; driven by commercial services due to lower part shipments and decreased shop visits, and Gas Power; due to declines in transactional and upgrades revenues. The decrease in equipment was primarily at Aviation; due to 403 fewer commercial install and spare engine unit shipments, at Healthcare; due to the disposition of the BioPharma business, and within Renewable Energy's Grid and Hydro businesses, partially offset by increases in Gas Power equipment revenues related to an increase in Heavy-Duty gas turbine unit shipments. This decrease included the net effects of dispositions of $0.9 billion and the effects of a stronger U.S. dollar of $0.3 billion. Excluding the effects of acquisitions, dispositions and foreign currency translation, GE Industrial organic revenues* decreased $4.2 billion (20%), with a decrease in services revenues of $3.2 billion (29%) and equipment revenues of $0.9 billion (10%).
GE Capital revenues decreased $0.5 billion (20%), as a result of volume declines, primarily at GECAS related to lower interest income attributable to the sale of PK Air Finance and lower rental revenue, and lower gains, partially offset by mark-to-market effects and impairments as a result of COVID-19 and related market impacts.

For the six months ended June 30, 2020, consolidated revenues were down $7.3 billion, driven by decreased GE Industrial revenues of $6.8 billion and decreased GE Capital revenues of $0.8 billion.
GE Industrial revenues decreased $6.8 billion (16%), with decreases in services and equipment. The decrease in services was primarily at Aviation; driven by commercial services due to lower part shipments and decreased shop visits, as well as Gas Power; due to declines in transactional and upgrades revenues. The decrease in equipment was primarily at Aviation; due to 682 fewer commercial install and spare engine unit shipments, at Healthcare; due to the disposition of the BioPharma business, and within Renewable Energy's Grid and Hydro businesses, partially offset by increases in Gas Power; due to equipment revenues related to an increase in Heavy-Duty gas turbine unit shipments and Renewable Energy's Onshore Wind from higher turbine shipments. This decrease included the net effects of dispositions of $1.3 billion and the effects of a stronger U.S. dollar of $0.4 billion. Excluding the effects of acquisitions, dispositions and foreign currency translation, GE Industrial organic revenues* decreased $5.1 billion (13%), with a decrease in services revenues of $4.2 billion (19%) and a decrease in equipment revenues of $1.0 billion (5%). Excluding the BioPharma disposition, GE Industrial organic revenues* decreased $5.2 billion (13%).
GE Capital revenues decreased $0.8 billion (17%), as a result of volume declines, primarily at GECAS related to lower interest income attributable to the sale of PK Air Finance and lower rental revenue, lower gains and mark-to-market effects and impairments as a result of COVID-19 and related market impacts.

EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE	Three months ended June 30		Six months ended June 30
(In billions; per-share in dollars and diluted)	2020	2019	2020	2019
Continuing earnings	$(2.2)	$(0.3)	$4.1	$0.6
Continuing earnings per share	$(0.27)	$(0.03)	$0.46	$0.07

For the three months ended June 30, 2020, consolidated continuing earnings decreased $1.9 billion due to a decrease in GE Industrial profit of $0.5 billion and a decrease in GE Capital earnings of $1.4 billion.

*Non-GAAP Financial Measure

6 2020 2Q FORM 10-Q

MD&A	CONSOLIDATED RESULTS

GE Industrial profit decreased $0.5 billion driven by decreases at our industrial segments and higher goodwill impairments, partially offset by an unrealized gain in the quarter on our investment in Baker Hughes of $1.8 billion and a decrease in Adjusted Corporate operating costs* of $0.3 billion. GE Industrial profit margin was (5.7)%, a decrease of 390 basis points primarily due to the same net decreases as described above. Adjusted GE Industrial profit* was $(0.5) billion, a decrease of $2.0 billion organically*, due to decreases at our industrial segments, primarily in Aviation and Power, partially offset by a decrease in Adjusted Corporate operating costs*. Adjusted GE industrial profit margin* was (3.2)%, a decrease of 1,030 basis points organically*, primarily due to the same net decreases as described above. At Aviation, the primary drivers were lower volume on commercial spare part and commercial spare engine shipments, decreased shop visits and a $0.6 billion pre-tax charge to reflect the cumulative impacts of changes to billing and cost assumptions for certain long-term service agreements, and expected future losses related to customer credit risk. At Power, the primary drivers were lower revenues and a charge of approximately $0.1 billion related to an under-performing joint venture (JV), partially offset by improved cost productivity.
GE Capital continuing earnings decreased $1.4 billion primarily due to an impairment of goodwill, mark-to-market effects and other impairments, including on the GECAS fixed-wing aircraft portfolio as a result of COVID-19 and related market impacts, volume declines, debt tender costs and lower gains. Gains were $0.1 billion and $0.2 billion in the second quarters of 2020 and 2019, respectively, which primarily related to sales of GECAS aircraft and engines resulting in gains of $0.1 billion in the second quarters of both 2020 and 2019, and the nonrecurrence of a sale of an equity method investment resulting in a gain of $0.1 billion in 2019 at EFS.

For the six months ended June 30, 2020, consolidated continuing earnings increased $3.5 billion due to an increase in GE Industrial profit of $5.0 billion and a decrease in GE Capital earnings of $1.6 billion.
GE Industrial profit increased $5.0 billion driven primarily by the gain on the sale of our BioPharma business of $12.3 billion and a decrease in Adjusted Corporate operating costs* of $0.3 billion, partially offset by an unrealized loss on our investment in Baker Hughes of $3.9 billion, decreases at our industrial segments and higher goodwill impairments. GE Industrial profit margin was 16.2%, an increase of 1,450 basis points, primarily due to the same net increases as described above. Adjusted GE Industrial profit* was $0.6 billion, a decrease of 84% organically*, primarily due to decreases at our Aviation, Power and Renewable Energy segments, partially offset by a decrease in Adjusted Corporate operating costs*. Adjusted GE industrial profit margin* was 1.6%, a decrease of 710 basis points organically*, primarily due to the same net decreases as described above. At Aviation, the primary drivers were lower volume on commercial spare part and commercial spare engine shipments, and decreased shop visits and a $0.8 billion pre-tax charge to reflect the cumulative impacts of changes to billing and cost assumptions for certain long-term service agreements, and expected future losses related to customer credit risk. At Power, the primary drivers were lower revenues and a charge of approximately $0.1 billion related to an under-performing JV, partially offset by improved cost productivity. At Renewable Energy, higher sales at Onshore Wind were more than offset by lower sales volume at Grid and Hydro, and the nonrecurrence of a $0.1 billion non-cash gain from the termination of two Offshore Wind contracts in the first quarter of 2019.
GE Capital continuing earnings decreased $1.6 billion primarily due to an impairment of goodwill, mark-to-market effects and other impairments, including on the GECAS fixed-wing aircraft portfolio as a result of COVID-19 and related market impacts, volume declines, debt tender costs, lower gains and the nonrecurrence of a 2019 tax reform enactment adjustment, partially offset by the tax benefit related to the BioPharma sale and lower excess interest cost. Gains were $0.3 billion and $0.4 billion in the first half of 2020 and 2019, respectively, which primarily related to sales of GECAS aircraft and engines resulting in gains of $0.2 billion in the first half of both 2020 and 2019, and the nonrecurrence of a sale of an equity method investment resulting in a gain of $0.1 billion in 2019 at EFS.

AVIATION AND GECAS 737 MAX. Aviation develops, produces, and sells LEAP aircraft engines through CFM International (CFM), a company jointly owned by GE and Safran Aircraft Engines, a subsidiary of the Safran Group of France. The LEAP-1B engine is the exclusive engine for the Boeing 737 MAX. In March 2019, global regulatory authorities ordered a temporary fleet grounding of the Boeing 737 MAX. During the second quarter of 2019, Boeing announced a temporary reduction in the 737 MAX production rate, and CFM reduced its production rate for the LEAP-1B to meet Boeing's revised aircraft build rate. In December 2019, Boeing announced that it would temporarily suspend production of the 737 MAX beginning in January 2020. Aviation commercial equipment backlog as of June 30, 2020 includes over 10,000 LEAP-1A and 1B engines, including the impact of approximately 1,000 LEAP-1B unit order cancellations since year-end. See the Segment Operations - Aviation section for further information. During 2020, CFM and Boeing reached an agreement to align production rates for 2020 and secure payment terms for engines delivered in 2019 and 2020, net of progress collections. In May 2020, Boeing resumed production of the 737 MAX. CFM and Boeing continue to work closely to ensure a successful reentry into service, with a strong commitment to safety while navigating near term industry disruption.

As of June 30, 2020, GECAS owned 29 of these aircraft, 26 of which are contracted for lease to various airlines that remain obligated to make contractual rental payments. In addition, GECAS has made pre-delivery payments to Boeing related to 78 of these aircraft on order and has made financing commitments to acquire a further 18 aircraft under purchase and leaseback contracts with airlines. During April 2020, GECAS agreed with Boeing to restructure its 737 MAX orderbook including previously canceled positions, resulting in 78 orders now remaining.

As of June 30, 2020, we had approximately $2.8 billion of net assets ($5.0 billion of assets and $2.2 billion of liabilities) related to the 737 MAX program that primarily comprised Aviation accounts receivable offset by progress collections and GECAS pre-delivery payments and owned aircraft subject to lease. No impairment charges were incurred related to the 737 MAX aircraft and related balances, as we continue to believe these assets are fully recoverable. We continue to monitor 737 MAX return to service and return to delivery developments with our airline customers, lessees and Boeing.

LEAP continues to be a strong engine program for us, and we delivered 450 engines for Boeing and Airbus platforms in the first half of 2020 and 3,840 engines since inception.
*Non-GAAP Financial Measure

2020 2Q FORM 10-Q 7

MD&A	SEGMENT OPERATIONS

SEGMENT OPERATIONS. Refer to our Annual Report on Form 10-K for the year ended December 31, 2019, for further information regarding our determination of Industrial and Capital segment profit for continuing operations, and for our allocations of corporate costs to our segments.

SUMMARY OF REPORTABLE SEGMENTS	Three months ended June 30			Six months ended June 30
(In millions)	2020	2019	V%	2020	2019	V%
Power	$4,156	$4,681	(11)%	$8,181	$9,298	(12)%
Renewable Energy	3,505	3,627	(3)%	6,698	6,165	9%
Aviation	4,384	7,877	(44)%	11,276	15,831	(29)%
Healthcare	3,893	4,934	(21)%	8,620	9,616	(10)%
Capital	1,845	2,321	(21)%	3,768	4,548	(17)%
Total segment revenues	17,783	23,439	(24)%	38,544	45,458	(15)%
Corporate items and eliminations	(33)	(25)	(32)%	(271)	158	U
Consolidated revenues	$17,750	$23,414	(24)%	$38,273	$45,616	(16)%

Power	$(40)	$117	U	$(168)	$228	U
Renewable Energy	(195)	(184)	(6)%	(498)	(371)	(34)%
Aviation	(680)	1,385	U	325	3,046	(89)%
Healthcare	550	958	(43)%	1,446	1,740	(17)%
Capital	(1,476)	(89)	U	(1,506)	46	U
Total segment profit (loss)	(1,842)	2,188	U	(401)	4,688	U
Corporate items and eliminations	1,459	(976)	F	7,523	(1,205)	F
GE goodwill impairments	(877)	(744)	(18)%	(877)	(744)	(18)%
GE interest and other financial charges	(396)	(382)	(4)%	(766)	(902)	15%
GE non-operating benefit costs	(596)	(558)	(7)%	(1,212)	(1,122)	(8)%
GE benefit (provision) for income taxes	66	170	(61)%	(121)	(97)	(25)%
Earnings (loss) from continuing operations attributable to GE common shareholders	(2,186)	(302)	U	4,146	618	F
Earnings (loss) from discontinued operations, net of taxes	7	219	(97)%	(171)	2,881	U
Less net earnings attributable to noncontrolling interests, discontinued operations	—	(23)	F	(2)	11	U
Earnings (loss) from discontinued operations, net of tax and noncontrolling interest	7	241	(97)%	(168)	2,870	U
Consolidated net earnings (loss) attributable to the GE common shareholders	$(2,179)	$(61)	U	$3,977	$3,488	14%

POWER. We continue to monitor the impacts of COVID-19 on near-term demand and the impact it is having on our operations, including the supply chain and our ability to service our installed base. Global electricity demand declined in the second quarter, however, both gas-based electricity generation and GE gas turbine utilization remained stable. As a result, our long-term service agreement billings increased compared with the prior year. Our ability to close transactions has been impacted by constrained customer budgets and access to financing due to oil prices and economic slowdown, especially in Gas Power. We are seeing the impact on our suppliers and within our supply chain, which has resulted in delays in parts and equipment output. In addition, the servicing of our customers' assets has been delayed due to travel and country restrictions. Although there may be market challenges in the near term, we believe the long-term outlook for the role of gas in the power market has not materially changed.

Power is continuing to right size its business to better align with market demand and driving its businesses with an operational rigor and discipline that is focused on its customers’ lifecycle experience. We continue to partner with our customers, working through field service travel disruptions to effectively service their fleets to maintain operability. As a result of expected volume declines from COVID-19 in the near term, we have taken several measures to offset these pressures. In addition, we executed on a hiring freeze, accelerated planned employee reductions where possible, and are initiating meaningful incremental headcount reduction plans in line with the demand profile.

Looking ahead, we anticipate the power market to continue to be impacted by overcapacity in the industry, increased price pressure from competition on servicing the installed base, and the uncertain timing of deal closures due to financing and the complexities of working in emerging markets and the ongoing impact of COVID-19. Market factors such as increasing energy efficiency and renewable energy penetration continue to impact long-term demand.

While we navigate the near-term impacts of the COVID-19 pandemic, we will continue to invest in new product development, such as our HA-Turbines, and upgrades as these are critical to our customers and the long-term strategy of the business. Our fundamentals remain strong with approximately $80 billion in backlog and a gas turbine installed base greater than 7,000 units, including approximately 1,800 units under long-term service agreements.

8 2020 2Q FORM 10-Q

MD&A	SEGMENT OPERATIONS

	Three months ended June 30				Six months ended June 30
	Orders		Sales		Orders		Sales
(In units)	2020	2019	2020	2019	2020	2019	2020	2019
GE Gas Turbines	6	20	25	11	15	35	32	20
Heavy-Duty Gas Turbines(a)	2	16	15	4	8	27	20	11
HA-Turbines(b)	—	7	5	—	2	10	9	1
Aeroderivatives(a)	4	4	10	7	7	8	12	9
GE Gas Turbine Gigawatts(c)	0.4	4.6			2.6	6.7
(a) Heavy-Duty Gas Turbines and Aeroderivatives are subsets of GE Gas Turbines.
(b) HA-Turbines are a subset of Heavy-Duty Gas Turbines.
(c) Gigawatts reported associated with financial orders in the periods presented.

(Dollars in billions)	June 30, 2020	December 31, 2019	June 30, 2019
Equipment	$17.1	$17.7	$19.6
Services	63.0	67.6	67.1
Total backlog	$80.2	$85.3	$86.7

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Equipment	$0.3	$2.1	$1.8	$3.1
Services	2.5	2.8	5.1	5.5
Total orders	$2.9	$4.9	$7.0	$8.6

Gas Power	$3.1	$3.2	$5.9	$6.5
Power Portfolio	1.1	1.4	2.2	2.8
Total segment revenues	$4.2	$4.7	$8.2	$9.3

Equipment	$1.5	$1.5	$3.0	$3.0
Services	2.7	3.2	5.2	6.3
Total segment revenues	$4.2	$4.7	$8.2	$9.3

Segment profit (loss)	$—	$0.1	$(0.2)	$0.2
Segment profit margin	(1.0)%	2.5%	(2.1)%	2.5%

For the three months ended June 30, 2020, segment orders were down $2.0 billion (42%), segment revenues were down $0.5 billion (11%) and segment profit was down $0.2 billion.
Orders decreased $2.0 billion (41%) organically, primarily due to decreases in Gas Power Heavy-Duty Gas Turbine unit and services orders and Steam equipment orders.
Revenues decreased $0.4 billion (9%) organically*, primarily due to decreases in Gas Power services revenues primarily related to delays in planned outages and transactional part sales and upgrades, partially offset by increases in Gas Power equipment revenues related to 11 more Heavy-Duty gas turbine unit shipments. Steam equipment and service revenues also decreased.
Profit decreased $0.2 billion organically* due to lower revenues, a charge of approximately $0.1 billion related to an under-performing JV in China at Gas Power and a quality reserve in Power Portfolio on the legacy product line that we have since exited in Power Conversion, partially offset by improved cost productivity driven by continued efforts to right size the business.

For the six months ended June 30, 2020, segment orders were down $1.6 billion (19%), segment revenues were down $1.1 billion (12%) and segment profit was down $0.4 billion.
Backlog as of June 30, 2020 decreased $5.1 billion (6%) and $6.5 billion (8%) from December 31, 2019 and June 30, 2019, respectively, primarily driven by sales outpacing new orders.
Orders decreased $1.5 billion (18%) organically, primarily due to decreases in Gas Power Heavy-Duty Gas Turbine unit and services orders and Steam equipment orders.
Revenues decreased $1.0 billion (10%) organically*, primarily due to decreases in Gas Power services revenues primarily related to delays in planned outages and transactional part sales and upgrades, partially offset by increases in Gas Power equipment revenues related to 9 more Heavy-Duty gas turbine unit shipments. Steam equipment and service revenues also decreased.
Profit decreased $0.4 billion organically* due to lower revenues, a charge of approximately $0.1 billion related to an under-performing JV in China at Gas Power and a quality reserve in Power Portfolio on the legacy product line that we have since exited in Power Conversion, partially offset by improved cost productivity driven by continued efforts to right size the business.

*Non-GAAP Financial Measure

2020 2Q FORM 10-Q 9

MD&A	SEGMENT OPERATIONS

RENEWABLE ENERGY. During the second quarter of 2020, as a result of the COVID-19 pandemic, many of our global manufacturing locations were temporarily closed or production reduced, and delays were observed across our long-term project sites. Accordingly, equipment revenues across the segment and most notably at our Grid and Hydro businesses were negatively impacted. Due to the importance of business continuity and the needs of our customers, we were able to continue maintaining customer assets. With the exception of certain operations in Brazil, all our manufacturing locations have since reopened and are returning to pre-COVID-19 capacity levels. While we do not believe the long-term outlook for renewable energy products and services has materially changed, we are monitoring the impact of the pandemic on the renewable energy industry, including electricity consumption forecasts and customer capital expenditure levels, supply chain, availability of financing and our ability to execute on equipment and long-term projects, including the impact of possible customer related delays. In response to volume declines, we implemented additional cost reduction measures, restructuring and cash preservation actions.

We continue to observe growth across the global onshore wind market together with a positive impact in the U.S. from the Production Tax Credit (PTC) cycle and customer preference shifting to larger, more efficient units to drive down costs and compete with other power generation options. Despite the competitive nature of the market, onshore wind order pricing has stabilized globally. In the U.S., in response to COVID-19 related risks to project completion timing, the recent one-year extension of the phase-down further extended the deadline for projects expecting to complete in 2020 and 2021 by one year. Under the current legislation, the PTC phase-down concludes in 2024. We expect to continue high levels of production for 2020 deliveries at Onshore Wind and are closely monitoring our execution during this period including risks of possible project postponements, supply chain and project fulfillment disruptions due to COVID-19 or otherwise.

The grid market remains challenging as we continue to experience pricing pressure in the High Voltage Direct Current (HVDC) and High Voltage (HV) product lines. While we have experienced order declines in both these product lines, in July 2020, we announced Grid Solutions equipment and services (Grid) has been awarded HVDC scope for a 1.4GW offshore wind project in the United Kingdom. Both the Grid and Hydro businesses are executing their turnaround plans.

New product introductions remain important to our onshore and offshore customers who are demonstrating the willingness to adopt the new technology of larger turbines that decrease the levelized cost of energy. We continue to focus on cost reduction initiatives of our products, in-sourcing blade production and developing larger, more efficient turbines like the Haliade-X (Offshore Wind) and Cypress (Onshore Wind), for which we have observed significant market interest. We are preparing for large scale production of Haliade-X and expect it to receive final certification in the second half of 2020.

		Three months ended June 30				Six months ended June 30
		Orders		Sales		Orders		Sales
(In units)		2020	2019	2020	2019	2020	2019	2020	2019
Onshore	Wind Turbines	645	984	830	804	1,383	1,954	1,561	1,157
	Wind Turbine Megawatts	2,167	2,670	2,311	2,257	4,500	5,334	4,404	3,245
	Repower	118	494	357	221	124	594	576	377

(Dollars in billions)	June 30, 2020	December 31, 2019	June 30, 2019
Equipment	$15.5	$16.3	$15.3
Services	10.4	11.2	10.4
Total backlog	$25.9	$27.5	$25.7

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Equipment	$2.5	$2.9	$5.1	$5.9
Services	0.5	0.8	0.9	1.3
Total orders	$3.0	$3.7	$6.1	$7.2

Onshore Wind	$2.5	$2.4	$4.6	$3.9
Grid Solutions equipment and services	0.8	0.9	1.7	1.9
Hydro, Offshore Wind and other	0.2	0.2	0.4	0.4
Total segment revenues	$3.5	$3.6	$6.7	$6.2

Equipment	$2.7	$2.9	$5.3	$4.8
Services	0.8	0.8	1.4	1.3
Total segment revenues	$3.5	$3.6	$6.7	$6.2

Segment profit (loss)	$(0.2)	$(0.2)	$(0.5)	$(0.4)
Segment profit margin	(5.6)%	(5.1)%	(7.4)%	(6.0)%

10 2020 2Q FORM 10-Q

MD&A	SEGMENT OPERATIONS

For the three months ended June 30, 2020, segment orders were down $0.7 billion (19%), segment revenues were down $0.1 billion (3%) and segment profit was flat.
Orders decreased $0.6 billion (17%) organically, at Onshore Wind and Grid, partially offset by $0.1 billion higher orders at Hydro. The decline in equipment orders and repower units, included within services, was primarily a result of delays arising from COVID-19.
Revenues increased 1% organically*, with higher revenue from 26 more wind turbine shipments, or 2% more megawatts shipped, and 136 more repower units than in the prior year at Onshore Wind, offset by lower revenue at Hydro and Grid, primarily related to COVID-19 fulfillment delays and execution challenges.
Profit decreased 15% organically*, as the negative impact of supply chain and project fulfillment disruptions at Grid and Hydro and quality-related costs were partially offset by equipment pricing at Onshore Wind and lower project execution losses.

For the six months ended June 30, 2020, segment orders were down $1.1 billion (16%), segment revenues were up $0.5 billion (9%) and segment profit was down $0.1 billion (34%).
Backlog as of June 30, 2020 decreased $1.6 billion (6%) from December 31, 2019 mainly driven by Onshore Wind in North America given the phase down of the U.S. PTC cycle, foreign currency translation and lower orders at Grid and Hydro. Backlog increased $0.2 billion (1%) from June 30, 2019 driven by $1.0 billion higher services backlog associated with a larger Onshore Wind installed equipment base and higher equipment backlog at Onshore and Offshore Wind, partially offset by $0.8 billion lower services backlog from Repower units given the phase down of the U.S. PTC cycle, foreign currency translation and lower orders at Grid and Hydro.
Orders decreased $1.0 billion (14%) organically, primarily due to lower Onshore Wind turbine and repower unit orders, primarily from the U.S. PTC cycle compared to the prior year and the nonrecurrence of a large Grid Automated Control Systems (ACS) order, partially offset by $0.1 billion higher orders at Hydro.
Revenues increased $0.7 billion (12%) organically*, primarily from 404 more wind turbine shipments on a unit basis, or 36% more megawatts shipped, and 199 more repower units than in the prior year at Onshore Wind, partially offset by lower Hydro and Grid revenues, primarily due to COVID-19 fulfillment delays and execution challenges.
Profit decreased $0.1 billion (40%) organically*, as the impact of higher sales volume at Onshore Wind was more than offset by lower sales volume at Grid and Hydro due to supply chain and project fulfillment disruptions, and the nonrecurrence of a $0.1 billion non-cash gain from the termination of two Offshore Wind contracts in the first quarter of 2019.

AVIATION. The global COVID-19 pandemic continues to have a material adverse effect on the global airline industry. A key underlying driver of Aviation’s commercial engine and services businesses is global commercial air traffic, which in turn is driven by economic activity and consumer and business propensity to travel. The pandemic evolved rapidly in March 2020, and resulted in government travel restrictions, public health advisories, and related declines in economic activity. These factors caused a significant decline in commercial aircraft departures, which is a leading indicator for billings and revenue generating shop visits. In April, aircraft departures reduced to approximately 76% below a pre-COVID-19 baseline. As a result, airlines grounded their fleets and, in many cases, temporarily ceased passenger operations. Due to the global airline industry contraction, Aviation’s airline and airframe customers are taking measures to address reduced demand, which, in turn, is having a material adverse impact on Aviation’s business operations and financial performance. Aviation is closely monitoring government actions and economic and industry forecasts, although such forecasts continue to evolve and reflect the uncertainty about the severity and duration of the decline in commercial air traffic. Aviation continues to track global departures, which as of June 30, 2020, were approximately 60% below the pre-COVID-19 baseline and have since improved to approximately 43% below in July 2020. More broadly, we are in frequent dialogue with our airline and airframe customers about the outlook for commercial air travel, new aircraft production, and after-market services. Given the current trend, we expect domestic travel routes primarily served by narrowbody aircraft to recover before international travel routes which are primarily served by widebody aircraft. However, Aviation estimates the duration of the market recovery to be prolonged over multiple years dependent on various factors, including travelers' safety concerns, containment of COVID-19, medical treatment progress, and economic conditions.

Aviation has and is continuing to take several business actions to respond to the current adverse environment, which is estimated to result in more than $1 billion in cost savings and $2 billion in cash preservation actions in 2020. We continue to partner with our airline and leasing customers and are working closely with our airframe customers to align production rates for 2020 and beyond. During the first half of 2020, Aviation took several measures including a hiring freeze, cancellation of salaried merit increases, and a reduction of all non-safety related discretionary spending, including capital expenditures and engineering and development efforts. Aviation also announced a plan for permanent reductions of approximately 25% of its total global employee workforce. During the second quarter of 2020, in addition to the planned permanent reductions, Aviation implemented a 90-day temporary furlough impacting approximately 50% of its U.S. maintenance, repair and overhaul employees and a four-week temporary furlough impacting its U.S. assembly operations and component manufacturing shops.

*Non-GAAP Financial Measure

2020 2Q FORM 10-Q 11

MD&A	SEGMENT OPERATIONS

Aviation’s operational and financial performance is impacted by demand for commercial air traffic, oil prices, fleet retirements, and demand for new aircraft. We monitor and forecast each of these factors as part of Aviation’s long-term planning process, which may result in additional business restructuring actions. Given the uncertainty related to the severity and length of the global COVID-19 pandemic and the impact on these factors across the aviation sector, Aviation could be required to record additional charges, impairments, or other adverse financial impacts in future periods if actual results differ significantly from Aviation's current estimates. In the second quarter of 2020, we recognized a non-cash pre-tax impairment charge of $0.9 billion related to goodwill at our Additive reporting unit within our Aviation segment that was recorded within earnings from continuing operations at Corporate.

As it relates to the military environment, Aviation continues to forecast strong military demand creating future growth opportunities for our Military business as the U.S. Department of Defense and foreign governments have continued flight operations, and have allocated budgets to upgrade and modernize their existing fleets.

Total engineering, comprised both company and customer funded spending, decreased compared to prior year in line with the changes in the commercial environment. Company-funded research and development spend decreased compared to the first half of 2019, and we expect the reduction to continue in line with the actions outlined above. However, customer-funded engineering efforts, primarily in our Military business, continued to increase.

Aviation is taking actions to protect its ability to serve its customers now and as the global airline industry recovers. While its near-term focus remains on navigating the COVID-19 pandemic, Aviation’s deep history of innovation and technology leadership, commercial engine installed base of approximately 38,000 units, military engine installed base of approximately 27,000 units, with approximately 12,000 units under long-term service agreements, and $258 billion backlog represents strong long-term fundamentals. Aviation is taking actions to strengthen its business and seeks to emerge from this crisis stronger and drive long-term cash and profitable growth over time.

	Three months ended June 30				Six months ended June 30
	Orders		Sales		Orders		Sales
(In units, except where noted)	2020	2019	2020	2019	2020	2019	2020	2019
Commercial Engines	58	899	320	723	203	1,698	792	1,474
LEAP Engines(a)	24	693	178	437	30	1,329	450	861
Military Engines	463	53	204	143	735	79	350	304
Spare Parts Rate(b)			$13.1	$27.0			$20.0	$28.5
(a) LEAP engines are subsets of commercial engines. (b) Commercial externally shipped spare parts and spare parts used in time and material shop visits in millions of dollars per day.

(Dollars in billions)	June 30, 2020	December 31, 2019	June 30, 2019
Equipment	$36.7	$39.1	$38.2
Services	221.6	234.1	205.7
Total backlog	$258.3	$273.2	$243.9

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Equipment	$2.0	$3.5	$4.3	$6.7
Services	1.7	5.1	6.9	10.6
Total orders	$3.7	$8.6	$11.2	$17.3

Commercial Engines & Services	$2.2	$5.8	$7.0	$11.8
Military	1.2	1.0	2.1	2.0
Systems & Other	1.0	1.1	2.1	2.0
Total segment revenues	$4.4	$7.9	$11.3	$15.8

Equipment	$2.0	$3.0	$4.5	$6.1
Services	2.4	4.8	6.8	9.7
Total segment revenues	$4.4	$7.9	$11.3	$15.8

Segment profit	$(0.7)	$1.4	$0.3	$3.0
Segment profit margin	(15.5)%	17.6%	2.9%	19.2%

For the three months ended June 30, 2020, segment orders were down $4.8 billion (56%), segment revenues were down $3.5 billion (44%) and segment profit was down $2.1 billion (149%).
Orders decreased $4.8 billion (56%) organically, primarily driven by declines of more than 80% in both commercial equipment and service orders as airline customers have slowed or deferred new engine orders, as well as delayed maintenance and repair operations while existing fleets have been grounded. Military orders increased 60% compared to the prior year primarily driven by equipment and new development orders.

12 2020 2Q FORM 10-Q

MD&A	SEGMENT OPERATIONS

Revenues decreased $3.4 billion (44%) organically*. Equipment revenues decreased primarily due to 403 fewer commercial install and spare engine unit shipments, including 259 fewer LEAP units and 74 fewer CFM56 units versus the prior year, in part due to the 737 MAX grounding and production slowdown. Commercial Services revenues decreased primarily due to lower commercial spare part shipments, decreased shop visits and the cumulative impact of changes in billing and cost assumptions in our long-term service agreements. Military revenues increased primarily due to higher volume of engine shipments and increased revenues on development contracts.
Profit decreased $2.1 billion organically*, primarily due to lower volume on commercial spare part and commercial spare engine shipments, and decreased shop visits in our service agreements. During the three months ended June 30, 2020, Aviation recorded expenses of $0.2 billion due to lower production volumes given decreases in demand primarily related to commercial engines. Aviation also recorded pre-tax charges totaling $0.2 billion due to expected future losses related primarily to customer credit risk given the current environment. In addition, Aviation recorded a $0.4 billion pre-tax charge to reflect the cumulative impacts of changes to billing and cost assumptions for certain long-term service agreements, reflecting lower engine utilization, anticipated customer fleet restructuring and contract modifications. Additional adjustments could occur in future periods and could be material for certain long-term service agreements if actual customer operating behavior differs significantly from Aviation’s current estimates.

For the six months ended June 30, 2020, segment orders were down $6.1 billion (35%), segment revenues were down $4.6 billion (29%) and segment profit was down $2.7 billion (89%).
Backlog as of June 30, 2020 decreased $14.9 billion (5%) from December 31, 2019, primarily due to a reduction in our Commercial Services backlog and cancellations of commercial equipment orders, in addition to sales outpacing new orders. Commercial equipment cancellations included approximately 1,000 LEAP-1B unit order cancellations and 22 GE9X unit order cancellations since year-end. The reduction to Commercial Services backlog reflects the partial cancellation of long-term service agreements related to the equipment unit order cancellations, estimates of lower engine utilization, and anticipated customer fleet restructuring and contract modifications. In addition to cancellations removed from backlog during 2020, there were several public customer announcements that indicate an intent to cancel, however, customer purchase orders with Aviation or the airframer have not been canceled as of June 30, 2020. Based on information currently available, the value of the announced but not canceled orders is less than $2 billion of total backlog. Backlog adjustments could be necessary in future periods for additional cancellations of new commercial engine orders, fleet retirements, or changes to customer aircraft utilization and operating behavior. Backlog increased $14.4 billion (6%) from June 30, 2019, primarily due to an increase in long-term service agreements, offset by decreases in commercial equipment orders.
Orders decreased $5.9 billion (34%) organically, primarily driven by lower commercial equipment and service orders as airline customers have slowed or deferred new engine orders, as well as delayed maintenance and repair operations while existing fleets have been grounded. Military orders increased 60% compared to the prior year primarily driven by equipment and new development orders, including a significant order from the U.S. Department of Navy’s Naval Air Systems Command (NAVAIR) for F414 engines in the first quarter of 2020.
Revenues decreased $4.3 billion (28%) organically*. Equipment revenues decreased, primarily due to 682 fewer commercial install and spare engine unit shipments, including 411 fewer LEAP units and 172 fewer CFM56 units versus the prior year, in part due to the 737 MAX grounding and production slowdown. Commercial Services revenues decreased, primarily due to lower commercial spare part shipments, decreased shop visits and the cumulative impact of changes in billing and cost assumptions in our long-term service agreements. Military revenues increased primarily due to higher volume of engine shipments and increased revenues on development contracts.
Profit decreased $2.7 billion (89%) organically*, primarily due to lower volume on commercial spare part and commercial spare engine shipments, and decreased shop visits in our service agreements. During the six months ended June 30, 2020, Aviation recorded expenses of $0.3 billion due to lower production volumes and initiated restructuring actions given decreases in demand primarily related to commercial engines. Aviation also recorded pre-tax charges totaling $0.3 billion due to expected future losses related primarily to customer credit risk given the current environment. In addition, Aviation recorded a $0.5 billion pre-tax charge to reflect the cumulative impacts of changes to billing and cost assumptions for certain long-term service agreements, reflecting lower engine utilization, anticipated customer fleet restructuring and contract modifications. Additional adjustments could occur in future periods and could be material for certain long-term service agreements if actual customer operating behavior differs significantly from Aviation's current estimates.

*Non-GAAP Financial Measure

2020 2Q FORM 10-Q 13

MD&A	SEGMENT OPERATIONS

HEALTHCARE. During the first half of 2020, there was an increase in demand for certain of our products that are highly correlated to the response to the COVID-19 pandemic, including ventilators, monitoring solutions, x-ray, anesthesia and point-of-care ultrasound product lines. However, we also saw reduction in demand and delays in procurement in other products and services that were not critical to the response efforts or where procedures could be postponed (magnetic resonance, contrast agents and nuclear tracers). The pandemic is driving uncertainty in our markets globally, as well as additional supply chain and logistics costs, and we expect this to continue. In response to expected near term volatility and cost pressures, we have initiated additional cost reduction, restructuring and cash preservation actions.

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

The Healthcare Systems (HCS) equipment market over the long term continues to expand at low single-digit rates or better, while demand continues for services on new equipment as well as on our existing installed base. However, there is short-term variation driven by market-specific political, environmental and economic cycles. Growth in emerging markets is driven by long-term trends of expanding demand and access to healthcare. Developed markets are expected to remain steady in the near term driven by macro trends in the healthcare industry.

The impact of tariffs on certain types of medical equipment and components that we import from China resulted in increased product costs. We continue to take mitigating actions including moving our sourcing and manufacturing for these parts outside of China. There has been some moderation in tariffs in both U.S. and China, however, this is subject to changes in U.S.-China trade relations.

The Pharmaceutical Diagnostics (PDX) business is positioned in the contrast agent and nuclear tracer markets. This market is expected to grow over the long-term, driven by continued diagnostic imaging procedure growth and increasing contrast and tracer-enhanced biomarkers of these same procedures, as these products help to increase the precision of the diagnostic information provided to clinicians. However, in the short-term the reduction in procedures not related to COVID-19 has temporarily reduced demand.

We continue focusing on creating new products and digital solutions as well as expanding uses of existing offerings that are tailored to the different needs of our global customers. In March 2020, we launched two new real-time applications in our Command Center software platform. The Infectious Disease Tile helps hospitals manage COVID-19 patient outcomes and staff safety. The Critical Resource Tile helps manage Intensive Care Units (ICUs), non-ICU beds and ventilators to help ensure resources are best deployed to meet patient needs. In addition, GE partnered with Microsoft to deploy its Mural Virtual Care Solution, which helps centrally manage the status of multiple ICU patients that have COVID-19. We also introduced Air Recon DL, the industry's first FDA 510(k)-cleared deep learning-based MR image reconstruction technology offering shorter scans and better image quality.

(Dollars in billions)	June 30, 2020	December 31, 2019	June 30, 2019
Equipment	$6.1	$7.0	$6.7
Services	11.1	11.5	11.5
Total backlog(a)	$17.2	$18.5	$18.2

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Equipment	$2.4	$3.2	$5.8	$6.1
Services	1.8	2.0	3.8	4.0
Total orders(a)	$4.2	$5.2	$9.5	$10.1

Healthcare Systems	$3.5	$3.6	$7.0	$7.0
Pharmaceutical Diagnostics	0.4	0.5	0.8	1.0
BioPharma	—	0.8	0.8	1.6
Total segment revenues	$3.9	$4.9	$8.6	$9.6

Equipment	$2.0	$2.8	$4.7	$5.5
Services	1.8	2.1	3.9	4.1
Total segment revenues	$3.9	$4.9	$8.6	$9.6

Segment profit	$0.5	$1.0	$1.4	$1.7
Segment profit margin	14.1%	19.4%	16.8%	18.1%

(a) Backlog as of June 30, 2020 excluded the BioPharma business due to its disposition in the first quarter of 2020. Backlog as of December 31, 2019 and June 30, 2019 included $1.2 billion and $1.1 billion, respectively, related to BioPharma. Orders included $0.8 billion related to BioPharma for the three months ended June 30, 2019, and included $1.1 billion and $1.8 billion related to BioPharma for the six months ended June 30, 2020 and 2019, respectively.

14 2020 2Q FORM 10-Q

MD&A	SEGMENT OPERATIONS

For the three months ended June 30, 2020, segment orders were down $1.0 billion (18%), segment revenues were down $1.0 billion (21%) and segment profit was down $0.4 billion (43%).
Orders were down 1% organically, driven by decreases in PDX, partially offset by HCS up 3% due to increases in demand, including a $0.3 billion order from the U.S. Department of Health and Human Services (HHS) to deliver 50,000 ventilators in partnership with Ford.
Revenues decreased $0.1 billion (4%) organically*, primarily driven by reduced volume in PDX from a decrease in non-essential routine procedures.
Profit was down 4% organically*, primarily due to decreases in PDX volume, partially offset by increases in HCS and cost reductions.

For the six months ended June 30, 2020, segment orders were down $0.6 billion (6%), segment revenues were down $1.0 billion (10%) and segment profit was down $0.3 billion (17%).
Backlog as of June 30, 2020 decreased $1.2 billion (7%) from December 31, 2019 and decreased $1.0 billion (5%) from June 30, 2019 primarily due to the BioPharma disposition. Excluding Biopharma, backlog increased $0.1 billion (1%) from June 30, 2019.
Orders increased $0.4 billion (4%) organically, driven by HCS up 5% due to increases in demand, including a $0.3 billion order from the HHS to deliver 50,000 ventilators in partnership with Ford, and BioPharma, partially offset by PDX. Excluding BioPharma, orders increased $0.2 billion (3%) organically.
Revenues were flat organically*, driven by increased demand in HCS products used directly in response to COVID-19 and BioPharma, offset by reduced volume in PDX from a decrease in non-essential routine procedures. Excluding BioPharma, revenues decreased $0.1 billion (1%) organically*.
Profit increased $0.1 billion (4%) organically*, primarily due to increases in HCS and BioPharma, and cost reductions offset by decreases in PDX volume. Excluding BioPharma, profits decreased (1%) organically*.

CAPITAL. We continue to evaluate strategic options to accelerate the further reduction in the size of GE Capital, some of which could result in material financial charges depending on the timing, negotiated terms and conditions of any ultimate arrangements.

At GE Capital, the primary effect of the COVID-19 pandemic pertains to its GECAS business. The pandemic has led to worldwide reduction of flight schedules and it is difficult to predict its longer-term impact. In the second quarter of 2020, the estimated fair value of the GECAS reporting unit declined below book value, reflecting downward revisions to internal forecasts and decreases in market multiples. As a result, we recorded a goodwill impairment of $0.8 billion. Of the $0.8 billion of GECAS goodwill, $0.7 billion arose from the acquisition of Milestone Aviation, our helicopter leasing business, in 2015. Additionally, the related market volatility resulted in higher credit spreads on the investment securities held by our run-off insurance business, which resulted in marks and impairments taken in the first quarter, which partially recovered in the second quarter of 2020.

As of June 30, 2020, GECAS owned 965 fixed-wing aircraft, of which 17 with a book value of $0.4 billion were available to lease to customers (aircraft on the ground). We test recoverability of each fixed-wing aircraft in our operating lease portfolio at least annually. Additionally, we perform quarterly evaluations in circumstances such as when assets are re-leased or current lease terms have changed.

We will perform our detailed annual portfolio review in the third quarter of 2020, which will incorporate third party appraisal data, updates to all cash flow assumptions as well as evolving market or customer dynamics that we are monitoring. Given the environment, we accelerated our review in the second quarter to focus on leases with higher risk of repossession based on our assessment of customer credit risk default and any unplaced leased assets rolling-off over the next 12 months, which represented approximately 20% of our fixed-wing aircraft operating lease portfolio. This analysis resulted in a pre-tax impairment of $0.3 billion during both the three and six months ended June 30, 2020, on our fixed-wing aircraft operating lease portfolio. Pre-tax impairments were insignificant for the three and six months ended June 30, 2019. The increase in pre-tax impairments was driven by declining cash flow projections of the future collectability of rents on aircraft and engines currently under contract related to market impacts resulting from the pandemic. We will analyze the remaining portfolio as part of our annual third quarter impairment review process. Continued deterioration in cash flow projections, including current rents, downtime, release rates and residual assumptions could result in future impairments in the operating lease portfolio.

Based on the resulting pressure on its airline customers, GECAS continues to see elevated deferral requests. As of June 30, 2020, we have received deferral requests (primarily short term in nature) from approximately 80% of our airline customers operating in approximately 64 countries, and have granted approximately 60% of requests. We expect to continue to receive requests for rent deferrals and/or lease restructures from our global airline customers as a result of COVID-19 and related market impacts. An extended disruption of regional or international travel could result in an increase in these types of requests in future periods, which could result in an increase to the trade receivable balance. As GECAS evaluates future lease restructures, there is a risk of lease modifications that could have a material adverse effect on GECAS operations, financial position and cash flows.

*Non-GAAP Financial Measure

2020 2Q FORM 10-Q 15

MD&A	SEGMENT OPERATIONS

(Dollars in billions)	June 30, 2020	December 31, 2019
GECAS	$36.0	$38.0
Energy Financial Services (EFS)	1.8	1.8
Working Capital Solutions (WCS)(a)	6.8	9.0
Insurance	49.6	46.3
Other continuing operations(a)	20.2	22.5
Total segment assets	$114.5	$117.5

GE Capital debt to equity ratio	4.2:1	3.9:1
(a) In the first quarter of 2020 the remaining Industrial Finance assets of $0.3 billion were transferred to Other continuing operations.

	Three months ended June 30		Six months ended June 30
(In billions)	2020	2019	2020	2019
GECAS	$1.0	$1.2	$2.1	$2.5
EFS	—	0.1	0.1	0.1
WCS	0.1	0.2	0.2	0.5
Insurance	0.8	0.7	1.4	1.4
Other continuing operations	—	—	—	—
Total segment revenues	$1.8	$2.3	$3.8	$4.5

GECAS	$(1.0)	$0.3	$(0.9)	$0.6
EFS	(0.1)	0.1	—	0.1
WCS	—	0.1	—	0.1
Insurance	0.1	—	—	—
Other continuing operations(a)	(0.5)	(0.5)	(0.7)	(0.8)
Total segment profit	$(1.5)	$(0.1)	$(1.5)	$—
(a) Other continuing operations primarily comprised excess interest costs from debt previously allocated to assets that have been sold as part of the GE Capital Exit Plan, preferred stock dividend costs and interest costs not allocated to GE Capital segments, which are driven by GE Capital’s interest allocation process. Interest costs are allocated to GE Capital segments based on the tenor of their assets using the market rate at the time of origination, which differs from the asset profile when the debt was originated. As a result, actual interest expense is higher than interest expense allocated to the remaining GE Capital segments. Substantially all preferred stock dividend costs will become a GE obligation in January 2021. See Note 15 for further information. In addition, we anticipate unallocated interest costs to gradually decline as debt matures and/or is refinanced.

For the three months ended June 30, 2020, segment revenues decreased $0.5 billion (20%) and segment earnings were down $1.4 billion.
Capital revenues decreased $0.5 billion (20%), as a result of volume declines, primarily at GECAS related to lower interest income attributable to the sale of PK Air Finance and lower rental revenue, and lower gains, partially offset by mark-to-market effects and impairments as a result of COVID-19 and related market impacts. Capital earnings decreased $1.4 billion, primarily due to an impairment of goodwill, mark-to-market effects and other impairments, including on the GECAS fixed-wing aircraft portfolio as a result of COVID-19 and related market impacts, volume declines, debt tender costs and lower gains. Gains were $0.1 billion and $0.2 billion in the second quarters of 2020 and 2019, respectively, which primarily related to sales of GECAS aircraft and engines resulting in gains of $0.1 billion in the second quarters of both 2020 and 2019, and the nonrecurrence of a sale of an equity method investment resulting in a gain of $0.1 billion in 2019 at EFS.

For the six months ended June 30, 2020, segment revenues decreased $0.8 billion (17%) and segment earnings were down $1.6 billion.
Capital revenues decreased $0.8 billion (17%), as a result of volume declines, primarily at GECAS related to lower interest income attributable to the sale of PK Air Finance and lower rental revenue, lower gains and mark-to-market effects and impairments as a result of COVID-19 and related market impacts. Capital earnings decreased $1.6 billion, primarily due to an impairment of goodwill, mark-to-market effects and other impairments, including on the GECAS fixed-wing aircraft portfolio as a result of COVID-19 and related market impacts, volume declines, debt tender costs, lower gains and the nonrecurrence of a 2019 tax reform enactment adjustment, partially offset by the tax benefit related to the BioPharma sale and lower excess interest cost. Gains were $0.3 billion and $0.4 billion in the first half of 2020 and 2019, respectively, which primarily related to sales of GECAS aircraft and engines resulting in gains of $0.2 billion in the first half of both 2020 and 2019, and the nonrecurrence of a sale of an equity method investment resulting in a gain of $0.1 billion in 2019 at EFS.

16 2020 2Q FORM 10-Q

MD&A	CORPORATE ITEMS AND ELIMINATIONS

CORPORATE ITEMS AND ELIMINATIONS. Includes the results of our Lighting segment and GE Digital business for all periods presented.

	Three months ended June 30		Six months ended June 30
(In millions)	2020	2019	2020	2019
Revenues
Corporate revenues	$410	$408	$788	$1,000
Eliminations and other	(444)	(433)	(1,058)	(841)
Total Corporate Items and Eliminations	$(33)	$(25)	$(271)	$158

Operating profit (cost)
Gains (losses) on disposals and held for sale businesses	$74	$(116)	$12,513	$250
Restructuring and other charges	(433)	(345)	(641)	(602)
Unrealized gains (losses)	1,825	(51)	(3,968)	(38)
Goodwill impairments(a) (Note 8)	(728)	(744)	(728)	(744)
Adjusted total corporate operating costs (Non-GAAP)	(156)	(465)	(530)	(813)
Total Corporate Items and Eliminations (GAAP)	$582	$(1,720)	$6,646	$(1,948)
Less: gains (losses) and restructuring & other	738	(1,255)	7,176	(1,135)
Adjusted total corporate operating costs (Non-GAAP)	$(156)	$(465)	$(530)	$(813)

Functions & operations	$(163)	$(331)	$(429)	$(688)
Eliminations	(32)	(34)	(130)	(28)
Environmental, health and safety (EHS) and other items	38	(100)	29	(97)
Adjusted total corporate operating costs (Non-GAAP)	$(156)	$(465)	$(530)	$(813)
(a) Included non-cash pre-tax impairment charge of $877 million, net of $149 million attributable to noncontrolling interest for our Additive reporting unit within Aviation segment for the three and six months ended June 30, 2020.

Adjusted total corporate operating costs* excludes gains (losses) on disposals and held for sale businesses, restructuring and other charges including goodwill and unrealized gains (losses). We believe that adjusting corporate costs* to exclude the effects of items that are not closely associated with ongoing corporate operations provides management and investors with a meaningful measure that increases the period-to-period comparability of our ongoing corporate costs.

Unrealized gains (losses) are primarily related to our mark-to-market impact on our Baker Hughes shares for the three and six months ended June 30, 2020, on our Ventures portfolio for the six months ended June 30, 2020, and on our Wabtec equity investment for the three months ended June 30, 2019.

For the three months ended June 30, 2020, revenues remained relatively flat. Corporate costs decreased by $2.3 billion, primarily due to $1.9 billion of higher net unrealized gains, primarily related to a $1.8 billion mark-to market gain on our Baker Hughes shares in the second quarter of 2020, as compared to $0.1 billion of net unrealized losses related to our equity investment in Wabtec in the second quarter of 2019. Corporate costs also decreased as the result of $0.2 billion of higher net realized gains, primarily due to the nonrecurrence of a $0.1 billion realized loss in the second quarter of 2019, primarily related to our Wabtec investment. These decreases were partially offset by $0.1 billion of higher restructuring charges in the second quarter of 2020, primarily due to Aviation, partially offset by lower restructuring costs within Corporate. Goodwill charges were relatively flat year over year. Corporate recognized a $0.7 billion net goodwill impairment charge related to our Aviation segment in the second quarter of 2020, as compared to a $0.7 billion goodwill impairment charge related to our Renewable Energy segment in the second quarter of 2019.

Adjusted total corporate operating costs* decreased by $0.3 billion, primarily due to $0.1 billion of cost reductions in our Digital business, $0.1 billion of lower costs associated with existing EHS matters and $0.1 billion of lower Corporate costs as a result of restructuring and cost reductions actions. Intercompany elimination activity remained flat, reflecting no spare engine sales from our Aviation segment to GECAS business during the second quarter of 2020.

For the six months ended June 30, 2020, revenues decreased by $0.4 billion, primarily as a result of a $0.2 billion decrease in revenue resulting from the sale of our Current business in April 2019, and a $0.2 billion increase in intersegment eliminations. Corporate costs decreased by $8.6 billion, primarily due to $12.3 billion of higher net gains from the sale of our BioPharma business in the first quarter of 2020. This decrease was partly offset by $3.9 billion of higher net unrealized losses primarily related to a $3.9 billion mark-to market impact on our Baker Hughes shares and a $0.1 billion impairment on our Ventures portfolio in the first six months of 2020. Goodwill charges were relatively flat year over year. Corporate recognized a $0.7 billion net goodwill impairment charge related to our Aviation segment in the second quarter of 2020, as compared to a $0.7 billion goodwill impairment charge related to our Renewable Energy segment in the second quarter of 2019.

Adjusted total corporate operating costs* decreased by $0.3 billion, primarily due to $0.2 billion of cost reductions in our Digital business, $0.1 billion of lower costs associated with existing EHS matters and $0.1 billion of lower Corporate costs as a result of restructuring and cost reductions actions, partially offset by $0.1 billion of higher intercompany elimination activity, primarily from project financing investments associated with wind energy projects in our Renewable Energy segment.

*Non-GAAP Financial Measure

2020 2Q FORM 10-Q 17

MD&A	CORPORATE ITEMS AND ELIMINATIONS

Although there were no significant impacts in the second quarter related to COVID-19, potential future impacts at Corporate may include, but are not limited to, the increase in our long-term liabilities, primarily for pension and certain environmental obligations, or decrease in asset returns subject to interest rate changes, additional asset impairments driven by overall market conditions, and lower revenue in our Digital operations. See the Critical Accounting Estimates section for further information on pension assumptions.

RESTRUCTURING. Restructuring actions are an essential component of our cost improvement efforts. Restructuring and other charges relate primarily to workforce reductions, facility exit costs associated with the consolidation of sales, service and manufacturing facilities, the integration of acquisitions, and certain other asset write-downs such as those associated with product line exits. We will continue to closely monitor the economic environment, including the impacts of COVID-19, and expect to undertake further restructuring actions to more closely align our cost structure with earnings and cost reduction goals.

	Three months ended June 30		Six months ended June 30
(In billions)	2020	2019	2020	2019
Workforce reductions	$0.3	$0.2	$0.5	$0.4
Plant closures & associated costs and other asset write-downs	0.1	0.1	0.1	0.1
Acquisition/disposition net charges	—	0.1	—	0.1
Total restructuring and other charges	$0.4	$0.3	$0.6	$0.6

Cost of product/services	$0.1	$0.1	$0.3	$0.2
Selling, general and administrative expenses	0.3	0.3	0.4	0.4
Other income	—	—	—	$—
Total restructuring and other charges	$0.4	$0.3	$0.6	$0.6

Power	$0.1	$0.1	$0.1	$0.1
Renewable Energy	0.1	—	0.1	0.1
Aviation	0.2	—	0.2	—
Healthcare	—	—	0.1	0.1
Corporate	0.1	0.2	0.1	0.3
Total restructuring and other charges	$0.4	$0.3	$0.6	$0.6

Cash expenditures for restructuring and other charges were approximately $0.3 billion and $0.3 billion for the three months ended June 30, 2020 and 2019, respectively. Cash expenditures for restructuring and other charges were approximately $0.5 billion and $0.6 billion for the six months ended June 30, 2020 and 2019, respectively.

COSTS AND GAINS NOT INCLUDED IN SEGMENT RESULTS. As discussed in the Segment Operations section, certain amounts are not included in industrial segment results because they are excluded from measurement of their operating performance for internal and external purposes. These costs relate primarily to restructuring and acquisition and disposition activities.

	Three months ended June 30				Six months ended June 30
	Costs		Gains (Losses)		Costs		Gains (Losses)
(In billions)	2020	2019	2020	2019	2020	2019	2020	2019
Power	$0.1	$0.1	$—	$—	$0.1	$0.1	$—	$—
Renewable Energy	0.1	0.8	—	—	0.1	0.8	—	—
Aviation	0.9	—	—	—	1.0	—	—	—
Healthcare	—	—	—	—	0.1	0.1	12.3	—
Total segments	$1.0	$0.9	$—	$—	$1.2	$1.0	$12.4	$—
Corporate Items & Eliminations	0.1	0.2	1.9	0.1	0.1	0.3	(3.8)	0.2
Total Industrial	$1.1	$1.1	$1.9	$0.2	$1.3	$1.3	$8.5	$0.2

18 2020 2Q FORM 10-Q

MD&A	OTHER CONSOLIDATED INFORMATION

OTHER CONSOLIDATED INFORMATION

INTEREST AND OTHER FINANCIAL CHARGES	Three months ended June 30		Six months ended June 30
(In billions)	2020	2019	2020	2019
GE	$0.4	$0.4	$0.8	$0.9
GE Capital	0.7	0.6	1.2	1.3

GE interest and other financial charges was unchanged for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, as lower debt expense and financing costs on sales of receivables were offset by the nonrecurrence of the June 2019 reversal of accrued interest on tax liabilities due to the completion of the 2012-2013 Internal Revenue Service (IRS) audit. The decrease in GE interest and other financial charges for the six months ended June 30, 2020, was primarily due to lower debt expense and financing costs on sales of receivables, partially offset by the nonrecurrence of the June 2019 reversal of accrued interest on tax liabilities due to the completion of the 2012-2013 IRS audit. The primary components of GE interest and other financial charges are interest on short- and long-term borrowings and financing costs on sales of receivables. Total GE interest and other financial charges of $0.3 billion and $0.2 billion was recorded at Corporate and $0.1 billion and $0.2 billion was recorded by Industrial segments for the three months ended June 30, 2020 and 2019, respectively, and $0.5 billion and $0.5 billion was recorded at Corporate and $0.2 billion and $0.4 billion was recorded by Industrial segments for the six months ended June 30, 2020 and 2019, respectively.

The increase in GE Capital interest and other financial charges for the three months ended June 30, 2020 was primarily due to the loss resulting from the completion of tender offers to purchase debt and higher interest on assumed debt as a result of the repayments of intercompany loans by GE (effectively transferring that interest cost back to GE Capital), partially offset by lower average borrowings balances due to maturities and debt purchases, as well as lower average interest rates due to changes in market rates. The decrease in GE Capital interest and other financial charges for the six months ended June 30, 2020 was primarily due to lower average borrowings balances due to maturities and debt purchases as well as lower average interest rates due to changes in market rates, partially offset by the loss resulting from the completion of tender offers to purchase debt, as well as higher interest on assumed debt as described above.

CONSOLIDATED INCOME TAXES.
For the three months ended June 30, 2020, the consolidated income tax rate was 8.5% compared to 61.1% for the three months ended June 30, 2019.

The consolidated provision (benefit) for income taxes was $(0.2) billion in the three months ended June 30, 2020 and $(0.2) billion in the three months ended June 30, 2019. The provision was essentially unchanged as the nonrecurrence of a 2019 benefit from the completion of the IRS audit of the 2012-2013 consolidated U.S. income tax returns ($0.4 billion) was offset by the decrease in pre-tax income excluding non-deductible impairment charges ($0.2 billion) and a tax benefit associated with the mark-to-market gain recorded in the second quarter on the remaining interest in Baker Hughes taxed at lower than 21% ($0.1 billion).

The consolidated tax provision (benefit) includes $(0.1) billion and $(0.2) billion for GE (excluding GE Capital) for the three months ended June 30, 2020 and 2019, respectively.

For the six months ended June 30, 2020, the consolidated income tax rate was (3.3)% compared to (5.0)% for the six months ended June 30, 2019. The negative tax rates for 2020 and 2019 reflect tax benefits on pre-tax income.

The consolidated provision (benefit) for income taxes was $(0.1) billion for the six months ended June 30, 2020 and an insignificant amount for the six months ended June 30, 2019. The decrease in tax provision was primarily due to the decrease in pre-tax income excluding the gain from the sale of our BioPharma business and non-deductible goodwill impairment charges ($1.7 billion) partially offset by the tax expense associated with the disposition of the BioPharma business excluding the amount recognized on preparatory steps in 2019 ($1.1 billion) and the nonrecurrence of a 2019 benefit from the completion of the IRS audit of the 2012-2013 consolidated U.S. income tax returns ($0.4 billion).

The consolidated tax provision (benefit) includes $0.1 billion and $0.1 billion for GE (excluding GE Capital) for the six months ended June 30, 2020 and 2019, respectively.

DISCONTINUED OPERATIONS. Discontinued operations primarily include our Baker Hughes and Transportation segments, and certain businesses in our GE Capital segment (our mortgage portfolio in Poland and trailing liabilities associated with the sale of our GE Capital businesses). See Note 2 for further financial information regarding our businesses in discontinued operations.

The mortgage portfolio in Poland (Bank BPH) comprises floating rate residential mortgages, 87% of which are indexed to or denominated in foreign currencies (primarily Swiss francs). At June 30, 2020, the total portfolio had a carrying value of $2.4 billion with a 1.64% 90-day delinquency rate and an average loan to value ratio of approximately 67.5%. The portfolio is recorded at fair value less cost to sell, which reflects market yields as well as our best estimate of the effects of ongoing litigation in Poland related to foreign currency-denominated mortgages. Discontinued operations income for the six months ended June 30, 2020, includes the recognition of an insignificant valuation allowance on the carrying value of the portfolio, primarily driven by a higher discount rate as a result of COVID-19 and related market impacts. Future changes in the economic impact of COVID-19, market yields or changes in estimated legal liabilities could result in further losses related to these loans in future reporting periods.

2020 2Q FORM 10-Q 19

MD&A	CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES AND LIQUIDITY
FINANCIAL POLICY. We intend to maintain a disciplined financial policy, including maintaining a high cash balance. We are targeting a sustainable long-term credit rating in the Single-A range, achieving a GE Industrial net debt*-to-EBITDA ratio of less than 2.5x and a dividend in line with our peers over time, as well as a less than 4-to-1 debt-to-equity ratio for GE Capital. In addition to net debt*-to-EBITDA, we also evaluate other leverage measures, including gross debt-to-EBITDA, and we will ultimately size our deleveraging actions across a range of measures to ensure we are operating the Company based on a strong balance sheet. We intend to continue to decrease our leverage over time as we navigate this period of uncertainty, although we now expect to achieve our prior targets over a longer period than previously announced.

LIQUIDITY POLICY. We maintain a strong focus on liquidity and define our liquidity risk tolerance based on sources and uses to maintain a sufficient liquidity position to meet our obligations under both normal and stressed conditions. We intend to maintain a high level of cash and maximize flexibility as we navigate the current environment. At both GE and GE Capital, we manage our liquidity to provide access to sufficient funding to meet our business needs and financial obligations, as well as capital allocation and growth objectives, throughout business cycles.

We believe that our consolidated liquidity and availability under our revolving credit facilities will be sufficient to meet our liquidity needs.

CONSOLIDATED LIQUIDITY. Following is a summary of cash, cash equivalents and restricted cash at June 30, 2020.

(In billions)	June 30, 2020		June 30, 2020
GE	$25.4	U.S.	$23.9
GE Capital	16.0	Non-U.S.	17.6
Consolidated	$41.4	Consolidated	$41.4

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

GE LIQUIDITY. GE's primary sources of liquidity consist of cash and cash equivalents, free cash flows from our operating businesses, monetization of receivables, proceeds from dispositions, and short-term borrowing facilities, including a commercial paper program and revolving credit facilities. Cash generation can be subject to variability based on many factors, including seasonality, receipt of down payments on large equipment orders, timing of billings on long-term contracts, market conditions and our ability to execute dispositions. Additionally, we expect an orderly sale over time of our remaining stake in Baker Hughes.

GE cash, cash equivalents and restricted cash totaled $25.4 billion at June 30, 2020, including $2.1 billion of cash held in countries with currency control restrictions and $0.9 billion of restricted use cash. Cash held in countries with currency controls represents amounts held in countries which may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. Restricted use cash represents amounts that are not available to fund operations, and primarily comprised collateral for receivables sold and funds restricted in connection with certain ongoing litigation matters.

GE CAPITAL LIQUIDITY. GE Capital’s primary sources of liquidity consist of cash and cash equivalents, cash generated from asset     sales and cash flows from our businesses, as well as GE repayments of intercompany loans and capital contributions from GE. We expect to maintain a sufficient liquidity position to fund our insurance obligations and debt maturities. See the Segment Operations - Capital section for further information regarding allocation of GE Capital interest expense to the GE Capital businesses.

GE Capital cash, cash equivalents and restricted cash totaled $16.0 billion at June 30, 2020, including $1.2 billion which was subject to regulatory restrictions, primarily in insurance entities.

GE Capital provided capital contributions to its insurance subsidiaries of $2.0 billion, $1.9 billion and $3.5 billion in the first quarters of 2020, 2019 and 2018, respectively, and expects to provide further capital contributions of approximately $7 billion through 2024. These contributions are subject to ongoing monitoring by Kansas Insurance Department (KID), and the total amount to be contributed could increase or decrease, or the timing could be accelerated, based upon the results of reserve adequacy testing or a decision by KID to modify the schedule of contributions set forth in January 2018. We will continue to monitor the volatile interest rate environment, including the impact of reinvestment rates and our investment portfolio performance, and other factors in determining the related effect on our expected future capital contributions. See the Critical Accounting Estimates section for discussion of the sensitivity of interest rate changes to our insurance liabilities. GE maintains specified capital levels at these insurance subsidiaries under capital maintenance agreements. Going forward, we anticipate funding any capital needs for insurance through a combination of GE Capital liquidity, GE Capital asset sales, GE Capital future earnings and capital contributions from GE.

BORROWINGS. Consolidated total borrowings were $81.9 billion and $90.9 billion at June 30, 2020 and December 31, 2019, respectively. See the following table for a summary of GE and GE Capital borrowings.

*Non-GAAP Financial Measure

20 2020 2Q FORM 10-Q

MD&A	CAPITAL RESOURCES AND LIQUIDITY

GE (In billions)	June 30, 2020	December 31, 2019	GE Capital (In billions)	June 30, 2020	December 31, 2019
Commercial paper	$0.5	$3.0	Senior and subordinated notes	$35.2	$36.5
GE senior notes	18.4	15.5	Senior and subordinated notes assumed by GE	25.4	31.4
Intercompany loans from GE Capital	4.7	12.2	Intercompany loans to GE	(4.7)	(12.2)
Other GE borrowings	1.5	2.2	Other GE Capital borrowings	1.8	3.4
Total GE			Total GE Capital
adjusted borrowings(a)	$25.1	$32.9	adjusted borrowings(a)	$57.7	$59.0
(a) Consolidated borrowings of $81.9 billion and $90.9 billion at June 30, 2020 and December 31, 2019, respectively, included eliminations of $0.9 billion and $1.0 billion, respectively, of other GE borrowings from GE Capital, primarily related to timing of cash settlements associated with GE receivables monetization programs.

The reduction in GE adjusted borrowings at June 30, 2020 compared to December 31, 2019 was driven primarily by $7.5 billion of repayments of intercompany loans from GE Capital, debt repurchases of $4.2 billion, lower commercial paper of $2.5 billion, and net repayments and maturities of other debt of $1.1 billion, partially offset by issuances of new long-term debt of $7.5 billion.

The reduction in GE Capital adjusted borrowings at June 30, 2020 compared to December 31, 2019 was driven primarily by debt repurchases of $9.8 billion, debt maturities of $5.5 billion and lower nonrecourse borrowings of $1.3 billion, partially offset by repayments of intercompany loans from GE of $7.5 billion (which has the effect of increasing GE Capital borrowings), issuances of new long-term debt of $6.0 billion, and $1.8 billion primarily related to fair value adjustments for debt in fair value hedge relationships and changes in foreign exchange rates.

GE Industrial net debt* was $34.0 billion and $47.9 billion at June 30, 2020 and December 31, 2019, respectively. The reduction was driven primarily by $7.5 billion of repayments of intercompany loans from GE Capital, the repurchase of $4.2 billion of debt, a reduction in commercial paper of $2.5 billion, net repayments and maturities of other debt of $1.1 billion, and a higher ending cash balance, partially offset by new issuances of $7.5 billion of long-term debt.

Liability Management Actions. In the second quarter of 2020, we took a series of actions to enhance and extend our liquidity at both GE and GE Capital, issuing a total of $13.5 billion of longer-dated debt and reducing near-term debt maturities by $10.5 billion, with the remaining $3 billion to be leverage neutral by the end 2021. See below for details of these actions.

GE issued a total of $7.5 billion in aggregate principal amount of senior notes ($6.0 billion in April 2020 and $1.5 billion in June 2020), comprising $1.0 billion due 2027, $1.25 billion due 2030, $1.5 billion due 2040, and $3.75 billion due 2050. GE used these proceeds to complete a tender offer to purchase $4.2 billion of GE senior notes with maturities ranging from 2020 to 2024, to reduce commercial paper and other debt by $1.8 billion, and to repay $1.5 billion of intercompany loans to GE Capital in June 2020. These transactions were leverage neutral within the quarter and liquidity enhancing through the extension of our near-team industrial debt maturities.

GE Capital issued a total of $6.0 billion in aggregate principal amount of senior notes ($4.5 billion in May 2020 and $1.5 billion in June 2020) and used the proceeds to complete a tender offer to purchase a total of $4.4 billion of debt with maturities from 2021 through 2023. GE Capital also received an additional $1.5 billion of proceeds from repayments of intercompany loans from GE as part of the June debt issuance. GE Capital expects to use the remaining $3 billion of net proceeds from these actions primarily to fund long-term debt maturing in 2021, and accordingly these actions are expected to be leverage neutral by the end of 2021.

The following table provides a reconciliation of total short- and long-term borrowings as reported on the respective GE and GE Capital Statements of Financial Position to borrowings adjusted for assumed debt and intercompany loans:

June 30, 2020 (In billions)	GE	GE Capital	Consolidated
Total short- and long-term borrowings	$45.8	$37.0	$81.9

Debt assumed by GE from GE Capital(a)	(25.4)	25.4	—
Intercompany loans with right of offset(a)	4.7	(4.7)	—
Total intercompany payable (receivable) between GE and GE Capital	(20.7)	20.7	—

Total borrowings adjusted for assumed debt and intercompany loans	$25.1	$57.7	$81.9
(a) See the Capital Resources and Liquidity section of our Annual Report on Form 10-K for the year ended December 31, 2019 for further details on assumed debt and intercompany loans with right of offset.

The intercompany loans from GE Capital to GE bear the right of offset against amounts owed by GE Capital to GE under the assumed debt agreement and can be prepaid by GE at any time, in whole or in part, without premium or penalty. These loans are priced at market terms and have a collective weighted average interest rate of 3.4% and term of approximately 12.4 years at June 30, 2020.

*Non-GAAP Financial Measure

2020 2Q FORM 10-Q 21

MD&A	CAPITAL RESOURCES AND LIQUIDITY

GE has in place committed revolving credit lines. The following table provides a summary of committed and available credit lines.

GE COMMITTED AND AVAILABLE REVOLVING CREDIT FACILITIES (In billions)	June 30, 2020	December 31, 2019
Unused back-up revolving syndicated credit facility	$15.0	$20.0
Unused revolving syndicated credit facility	—	14.8
Bilateral revolving credit facilities	5.2	7.2
Total committed revolving credit facilities	$20.2	$42.0
Less offset provisions	—	6.7
Total net available revolving credit facilities	$20.2	$35.3

As part of our ordinary course refinancing processes, on April 17, 2020, we refinanced our unused back-up revolving syndicated credit facility. In connection with the refinancing, we terminated the unused $20.0 billion back-up revolving syndicated credit facility and entered into a new $15.0 billion back-up revolving syndicated credit facility, expiring in April 2023. This facility does not contain any offset provisions.

Under the terms of an agreement between GE Capital and GE, GE Capital has the right to compel GE to borrow under the $15.0 billion unused back-up revolving syndicated credit facility. Under this agreement, GE would transfer the proceeds to GE Capital as intercompany loans, which would be subject to the same terms and conditions as those between GE and the lending banks. GE Capital has not exercised this right.

The closing of the new $15.0 billion facility also terminated the $14.8 billion unused revolving syndicated credit facility that was scheduled to mature in December 2020, which had an aggregate revolving commitment amount of $4.2 billion effective April 14, 2020, following the sale of the BioPharma business within our Healthcare segment.

The following table provides a summary of the activity in the primary external sources of short-term borrowings for GE in the second quarters of 2020 and 2019. GE uses bilateral revolving credit facilities from time to time to meet its short-term liquidity needs.

(In billions)		GE Commercial Paper	Bilateral Revolving Credit Facilities	Total
2020	Average borrowings during the second quarter	$1.7	$—	$1.7
	Maximum borrowings outstanding during the second quarter	2.2	—	2.2
	Ending balance at June 30	0.5	—	0.5

2019	Average borrowings during the second quarter	$3.0	$1.3	$4.3
	Maximum borrowings outstanding during the second quarter	3.1	1.8	4.8
	Ending balance at June 30	3.0	—	3.0

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

22 2020 2Q FORM 10-Q

MD&A	CAPITAL RESOURCES AND LIQUIDITY

We are disclosing our credit ratings and any current quarter updates to these ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds and access to liquidity. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. For a description of some of the potential consequences of a reduction in our credit ratings, see the Financial Risks section of Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

The following table provides a summary of the estimated potential liquidity impact in the event of further downgrades with regards to the most significant contractual credit ratings conditions of the Company based on their proximity to our current ratings.

(In billions)	Triggers Below	At June 30, 2020
Derivatives
Terminations	BBB/Baa2	$(0.3)
Cash margin posting	BBB/Baa2	(0.9)
Receivables Sales Programs
Loss of cash commingling	A-2/P-2	$(0.2)
Alternative funding sources	A-2/P-2	(0.5)
Surety bond cash collateral posting	BBB-/Baa3	$(0.8)
The timing within the quarter of the potential liquidity impact of these areas may differ, as described in the following sections which provide additional details regarding the significant credit rating conditions of the Company.

DEBT CONDITIONS. Substantially all debt agreements in place at June 30, 2020 do not contain material credit rating covenants. GE’s unused back-up revolving syndicated credit facility and certain of our bilateral revolving credit facilities contain a customary net debt-to-EBITDA financial covenant which GE has met at June 30, 2020.

DERIVATIVE CONDITIONS. Swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the credit ratings of the applicable GE entity were to fall below specified ratings levels agreed upon with the counterparty, primarily BBB/Baa2. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability subject to such termination provisions, after consideration of collateral posted by us and outstanding interest payments was $0.3 billion at June 30, 2020. This excludes exposure related to embedded derivatives, which are not subject to these provisions.

In addition, certain of our derivatives, primarily interest rate swaps, are subject to additional cash margin posting requirements if our credit ratings were to fall below BBB/Baa2. The amount of additional margin will vary based on, among other factors, market movements and changes in our positions. At June 30, 2020, the amount of additional margin that we could be required to post if we fell below these ratings levels was approximately $0.9 billion.

See Note 17 for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

OTHER CONDITIONS. Where we provide servicing for third-party investors under one of our receivable sales programs, GE is contractually permitted to commingle cash collected from customers on financing receivables sold to third-party investors with our own cash prior to payment to third-party investors, provided our short-term credit rating does not fall below A-2/P-2 (this program does not contain any Fitch ratings requirements). In the event any of our ratings were to fall below such levels, we may be required to segregate certain of these cash collections owed to third-party investors into restricted bank accounts and would lose the short-term liquidity benefit of commingling with respect to such collections. The financial impact to our intra-quarter liquidity would vary based on collections activity for a given quarter and may result in increased utilization of our revolving credit facilities. The loss of cash commingling would have resulted in an estimated maximum reduction of approximately $0.2 billion to GE intra-quarter liquidity during the first quarter of 2020.

We have relied, and may continue to rely, on securitization programs to provide alternative funding for sales of GE receivables to third-party investors. In the event our short-term credit ratings were to fall below certain levels, we would not be permitted to commingle certain cash received related to sales of receivables at the end of the quarter. The Fitch downgrade in the second quarter of 2020 resulted in GE classifying $0.4 billion as restricted cash at June 30, 2020. The amount of cash that GE Capital would have been required to classify as restricted cash if our credit ratings had fallen below A-2/P-2 was approximately $0.5 billion at June 30, 2020.

In conjunction with ordinary course commercial transactions and certain regulatory requirements, the Company may periodically enter into agreements that require us to post surety bonds to counterparties. In the first quarter of 2020, we entered into amendments to our agreements with certain of our surety bond providers that may require us to post cash collateral in the event our credit ratings were to fall below BBB-/Baa3. At June 30, 2020, the maximum amount of cash collateral we could be required to post if we fell below these levels was approximately $0.8 billion.

2020 2Q FORM 10-Q 23

MD&A	CAPITAL RESOURCES AND LIQUIDITY

FOREIGN EXCHANGE. As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro, the pound sterling, the Brazilian real and the Chinese renminbi, among others. The effects of foreign currency fluctuations on earnings, excluding the earnings impact of the underlying hedged item, was less than $0.1 billion for the three and six months ended June 30, 2020, and less than $0.1 billion for the three and six months ended June 30, 2019. This analysis excludes any offsetting effect from the forecasted future transactions that are economically hedged.

See Note 17 for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

STATEMENT OF CASH FLOWS – SIX MONTHS ENDED JUNE 30, 2020 VERSUS 2019. We manage the cash flow performance of our industrial and financial services businesses separately, in order to enable us and our investors to evaluate the cash from operating activities of our industrial businesses separately from the cash flows of our financial services business.

See the Intercompany Transactions between GE and GE Capital section and Notes 4 and 20 for further information regarding certain transactions affecting our consolidated Statement of Cash Flows.

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

GE cash used for operating activities was $3.3 billion in 2020, an increase of $2.2 billion compared with 2019, primarily due to: a general decrease in net income (after adjusting for the gain on the sale of BioPharma and non-cash losses related to our interest in Baker Hughes), primarily due to COVID-19 impacts in our Aviation segment; and an increase in cash used for working capital of $1.8 billion; partially offset by changes in contract and other deferred assets of $1.0 billion, primarily due a net unfavorable change in estimated profitability of $0.8 billion at Aviation (See Note 10); an increase in cash from All other operating activities of $1.2 billion (primarily due to an increase in Aviation-related customer allowance accruals of $0.6 billion and an increase in equipment project cost accruals of $0.3 billion); and a decrease in cash paid for income taxes of $0.4 billion.

Cash used for employee benefit liabilities (which is a component of All other operating activities) of $0.8 billion during 2020 remained relatively flat compared with 2019. We also utilized the provision of the Coronavirus, Aid, Relief and Economic Security Act (CARES Act) which allows employers to defer the payment of Social Security taxes and, as a result, we deferred $0.1 billion in the second quarter of 2020. We may choose to defer further Social Security taxes through the second half of 2020, in accordance with the CARES Act.

The increase in cash used for working capital was due to: an increase in cash used for accounts payable of $3.8 billion, which was primarily as a result of lower volume in 2020 and disbursements related to purchases of materials in prior periods, partially offset by the deferral of some payables; and higher net utilizations of progress collections of $0.8 billion, which included a partial offset due to early payments received at our Aviation Military equipment business of $0.7 billion in the second quarter of 2020 as part of the U.S. Department of Defense's efforts to support vendors in its supply chain during the pandemic. These increases in cash used for working capital were partially offset by an increase in cash generated from current receivables of $1.7 billion, which was primarily driven by lower volume, partially offset by a higher decrease in sales of receivables; and a decrease in cash used for inventories of $1.1 billion, which was primarily driven by lower material purchases, partially offset by lower liquidations.

GE cash from investing activities was $19.7 billion in 2020, an increase of $17.1 billion compared with 2019, primarily due to: net proceeds from the sale of our BioPharma business of $20.4 billion; the nonrecurrence of a capital contribution from GE to GE Capital of $1.5 billion in 2019; partially offset by the nonrecurrence of proceeds of $2.8 billion from the 2019 spin-off of our Transportation business and $1.8 billion from the sale of our retained ownership interests in Wabtec. Cash used for additions to property, plant and equipment and internal-use software, which is a component of GE Industrial free cash flows*, was $1.1 billion in 2020, down $0.2 billion compared with 2019.

GE cash used for financing activities was $8.5 billion in 2020, an increase of $7.2 billion compared with 2019, primarily due to: the repayment of intercompany loans from GE Capital to GE of $7.5 billion; completion of a tender offer to purchase GE long-term debt of $4.2 billion; a reduction in commercial paper of $2.5 billion; partially offset by new principal issuances of long-term debt of $7.5 billion in the second quarter of 2020.

GE CASH FLOWS FROM DISCONTINUED OPERATIONS. GE cash used for investing activities of discontinued operations in 2019 primarily reflects investing outflows related to Baker Hugues, prior to our disposition of the segment in the third quarter of 2019. GE cash used for financing activities of discontinued operations in 2019 primarily reflects payments of Baker Hughes dividends to noncontrolling interests.

*Non-GAAP Financial Measure

24 2020 2Q FORM 10-Q

MD&A	CAPITAL RESOURCES AND LIQUIDITY

GE CAPITAL CASH FLOWS FROM CONTINUING OPERATIONS. GE Capital cash from operating activities was $1.0 billion in 2020, a decrease of $0.3 billion compared with 2019, primarily due to: an increase in trade receivables due to short-term extensions of payment terms to customers of $0.3 billion driven primarily by COVID-19 and other market related effects and a general decrease in cash generated from earnings (loss) from continuing operations; partially offset by a net increase in cash collateral received and settlements paid from counterparties on derivative contracts of $0.5 billion.

GE Capital cash from investing activities was $7.5 billion in 2020, an increase of $6.7 billion compared with 2019, primarily due to: the repayment of GE Capital intercompany loans by GE of $7.5 billion and an increase in cash received related to net settlements between our continuing operations (primarily our Corporate function) and businesses in discontinued operations (primarily WMC) of $1.9 billion; partially offset by lower collections of financing receivables of $2.0 billion and a decrease of GECAS sales deposits of $1.0 billion primarily driven by COVID-19 and other market related effects.

GE Capital cash used for financing activities was $11.3 billion in 2020, an increase of $6.5 billion compared with 2019, primarily due to: higher net repayments of borrowings of $5.4 billion and the nonrecurrence of a capital contribution from GE to GE Capital in 2019 of $1.5 billion; partially offset by lower cash settlements on derivatives hedging foreign currency debt of $0.2 billion.

GE WORKING CAPITAL TRANSACTIONS. Sales of Receivables. In order to manage short-term liquidity and credit exposure, GE may sell current customer receivables to GE Capital and other third parties. These transactions are made on arm's length terms and any discount related to time value of money, is recognized within the respective GE Industrial business in the period these receivables were sold to GE Capital or third parties. See Note 4 for further information.

Supply Chain Finance Programs. GE facilitates voluntary supply chain finance programs with third parties which provide participating GE suppliers the opportunity to sell their GE receivables to third parties at the sole discretion of both the suppliers and the third parties.

At June 30, 2020 and December 31, 2019, included in GE's accounts payable was $2.4 billion of supplier invoices that are subject to the third-party programs. Total GE supplier invoices paid through these third-party programs were $2.5 billion and $0.4 billion for the six months ended June 30, 2020 and 2019, respectively.

The GE liability associated with the funded participation in the GE Capital program is presented as accounts payable and amounted to $0.7 billion and $2.1 billion at June 30, 2020 and December 31, 2019, respectively.

INTERCOMPANY TRANSACTIONS BETWEEN GE AND GE CAPITAL. Transactions between related companies are made on arm's length terms and are reported in the GE and GE Capital columns of our financial statements, which we believe provide useful supplemental information to our consolidated financial statements. See Note 20 for further information.

GE Capital Finance Transactions. During the six months ended June 30, 2020 and 2019, GE Capital acquired from third parties five aircraft with a list price totaling $0.6 billion and 28 aircraft with a list price totaling $3.5 billion, respectively, that will be leased to others and are powered by engines manufactured by GE Aviation and affiliates. GE Capital also made payments to GE Aviation and affiliates related to spare engines and engine parts of $0.1 billion and $0.2 billion, which included $0.1 billion and $0.1 billion to CFM International during the six months ended June 30, 2020 and 2019, respectively. Additionally, GE Capital had $2.2 billion and $2.0 billion of net book value of engines, originally manufactured by GE Aviation and affiliates and subsequently leased back to GE Aviation and affiliates at June 30, 2020 and December 31, 2019, respectively. There were no spare engine sales from our Aviation segment to our GECAS business in the three months ended June 30, 2020.

Also, during the six months ended June 30, 2020 and 2019, GE recognized equipment revenues of $1.2 billion and $0.6 billion, respectively, from customers within our Power and Renewable Energy segments in which GE Capital is an investee or is committed to be an investee in the underlying projects.

For certain of these investments, in order to meet its underwriting criteria, GE Capital may obtain a direct guarantee from GE related to the performance of the third party. GE guarantees include direct performance or payment guarantees, return on investment guarantees and asset value guarantees. As of June 30, 2020, GE had outstanding guarantees to GE Capital on $0.9 billion of funded exposure and $0.8 billion of unfunded commitments, which included guarantees issued by industrial businesses. The recorded contingent liability for these guarantees was insignificant as of June 30, 2020 and is based on individual transaction level defaults, losses and/or returns.

2020 2Q FORM 10-Q 25

MD&A	CRITICAL ACCOUNTING ESTIMATES

CRITICAL ACCOUNTING ESTIMATES. Please refer to the Critical Accounting Estimates and Other Items sections within MD&A and Note 1 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2019 for a further discussion of our accounting policies and critical accounting estimates. COVID-19 related market events may have an effect on our Insurance business and pension assumptions.

INSURANCE AND INVESTMENT CONTRACTS. At June 30, 2020, our insurance liabilities and annuity benefits of $41.0 billion are primarily supported by investment securities of $40.6 billion and commercial mortgage loans of $1.9 billion, net of their allowance for losses, respectively.

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

Our GAAP discount rate is based upon the actual yields on our investment portfolio and our forecasted reinvestment rates, which comprise the future rates at which we expect to invest proceeds from investment maturities, net of operating cash flows, and projected future capital contributions. Although the movement in market rates impacts the reinvestment rate, it does not materially impact the actual yield on our existing investments. While credit spreads on fixed-income securities widened during the first half of 2020, benchmark interest rates in the U.S. have declined which may impact other discount rate assumptions, including the period over which the reinvestment rate increases to the expected long-term average investment yield and the expected long-term average investment yield (including changes to expected default rates). Furthermore, expected returns on higher yielding asset classes may change.

For further information on our future policy benefit reserves assumptions, refer to the GAAP Reserve Sensitivities included in Other Items within MD&A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Investments. Our investment security portfolio may experience higher gross unrealized losses, downgrades in credit ratings and higher default rates and result in an increase to the allowance for losses on assets supporting our insurance liabilities. See Note 3 for further information about our investment securities.

PENSION ASSUMPTIONS. As discussed in Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended December 31, 2019, our defined benefit pension plans are accounted for on an actuarial basis and measured annually. During the first half of 2020, financial markets and interest rates have experienced volatility, which could result in a change in the discount rate used to measure our pension benefit obligation or our pension assets may realize less than our expected long-term rate of return, either of which could result in a material change in the funded status of our pension plans when we measure them at December 31, 2020. Our discount rate is determined using the weighted average of market-observed yields for high-quality fixed income securities with maturities that correspond to the payments of benefits and while benchmark interest rates in the U.S. have been lowered credit spreads on high-quality fixed incomes securities have widened.

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

NEW ACCOUNTING STANDARDS. The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts with an effective date for periods beginning after December 31, 2021, with an election to adopt early. In July 2020, the FASB proposed, subject to comment, to delay adoption to periods beginning after December 15, 2022. We are evaluating the effect of the standard on our consolidated financial statements and anticipate that its adoption will significantly change the accounting for measurements of our long-duration insurance liabilities. The ASU requires cash flow assumptions used in the measurement of various insurance liabilities to be reviewed at least annually and updated if actual experience or other evidence indicates previous assumptions need to be revised with any required changes recorded in earnings. Under the current accounting guidance, the discount rate is based on expected investment yields, while under the ASU the discount rate will be equivalent to the upper-medium grade (i.e., single A) fixed-income instrument yield reflecting the duration characteristics of the liability and is required to be updated in each reporting period with changes recorded in other comprehensive income. In measuring the insurance liabilities under the new standard, contracts shall not be grouped together from different issue years. These changes result in the elimination of premium deficiency testing and shadow adjustments. While we continue to evaluate the effect of the standard on our ongoing financial reporting, we anticipate that the adoption of the ASU will materially affect our financial statements. As the ASU is only applicable to the measurements of our long-duration insurance liabilities under GAAP, it will not affect the accounting for our insurance reserves or the levels of capital and surplus under statutory accounting practices.

26 2020 2Q FORM 10-Q

MD&A	NON-GAAP FINANCIAL MEASURES

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

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

GE INDUSTRIAL ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
Three months ended June 30	Revenues			Segment profit (loss)			Profit margin
(Dollars in millions)	2020	2019	V%	2020	2019	V%	2020	2019	V pts
Power (GAAP)	$4,156	$4,681	(11)%	$(40)	$117	U	(1.0)%	2.5%	(3.5)pts
Less: acquisitions	4	19		(5)	(2)
Less: business dispositions	—	22		—	—
Less: foreign currency effect	(65)	—		20	—
Power organic (Non-GAAP)	$4,218	$4,640	(9)%	$(54)	$120	U	(1.3)%	2.6%	(3.9)pts

Renewable Energy (GAAP)	$3,505	$3,627	(3)%	$(195)	$(184)	(6)%	(5.6)%	(5.1)%	(0.5)pts
Less: acquisitions	—	—		—	—
Less: business dispositions	8	23		—	(1)
Less: foreign currency effect	(133)	—		15	—
Renewable Energy organic (Non-GAAP)	$3,630	$3,603	1%	$(210)	$(183)	(15)%	(5.8)%	(5.1)%	(0.7)pts

Aviation (GAAP)	$4,384	$7,877	(44)%	$(680)	$1,385	U	(15.5)%	17.6%	(33.1)pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	46		—	(4)
Less: foreign currency effect	(5)	—		3	—
Aviation organic (Non-GAAP)	$4,389	$7,831	(44)%	$(683)	$1,390	U	(15.6)%	17.7%	(33.3)pts

Healthcare (GAAP)	$3,893	$4,934	(21)%	$550	$958	(43)%	14.1%	19.4%	(5.3)pts
Less: acquisitions	7	—		(11)	—
Less: business dispositions	—	828		—	361
Less: foreign currency effect	(72)	—		(15)	—
Healthcare organic (Non-GAAP)	$3,958	$4,106	(4)%	$577	$598	(4)%	14.6%	14.6%	0pts

Less: BioPharma organic (Non-GAAP)	—	—		—	—
Healthcare excluding BioPharma organic (Non-GAAP)	$3,958	$4,106	(4)%	$577	$598	(4)%	14.6%	14.6%	0pts
2020 2Q FORM 10-Q 27

MD&A	NON-GAAP FINANCIAL MEASURES

Six months ended June 30	Revenues			Segment profit (loss)			Profit margin
(Dollars in millions)	2020	2019	V%	2020	2019	V%	2020	2019	V pts
Power (GAAP)	$8,181	$9,298	(12)%	$(168)	$228	U	(2.1)%	2.5%	(4.6)pts
Less: acquisitions	19	19		(3)	(2)
Less: business dispositions	15	56		2	—
Less: foreign currency effect	(111)	—		22	—
Power organic (Non-GAAP)	$8,257	$9,223	(10)%	$(189)	$230	U	(2.3)%	2.5%	(4.8)pts

Renewable Energy (GAAP)	$6,698	$6,165	9%	$(498)	$(371)	(34)%	(7.4)%	(6.0)%	(1.4)pts
Less: acquisitions	—	—		—	—
Less: business dispositions	8	23		—	(1)
Less: foreign currency effect	(197)	—		23	—
Renewable Energy organic (Non-GAAP)	$6,888	$6,142	12%	$(520)	$(371)	(40)%	(7.5)%	(6.0)%	(1.5)pts

Aviation (GAAP)	$11,276	$15,831	(29)%	$325	$3,046	(89)%	2.9%	19.2%	(16.3)pts
Less: acquisitions	—	—		—	—
Less: business dispositions	13	226		(2)	15
Less: foreign currency effect	(7)	—		7	—
Aviation organic (Non-GAAP)	$11,270	$15,604	(28)%	$321	$3,031	(89)%	2.8%	19.4%	(16.6)pts

Healthcare (GAAP)	$8,620	$9,616	(10)%	$1,446	$1,740	(17)%	16.8%	18.1%	(1.3)pts
Less: acquisitions	21	21		(11)	(4)
Less: business dispositions	—	831		—	329
Less: foreign currency effect	(125)	—		(20)	—
Healthcare organic (Non-GAAP)	$8,723	$8,765	—%	$1,477	$1,414	4%	16.9%	16.1%	0.8pts

Less: BioPharma organic (Non-GAAP)	$839	762		$380	$311
Healthcare excluding BioPharma organic (Non-GAAP)	$7,884	$8,003	(1)%	$1,098	$1,104	(1)%	13.9%	13.8%	0.1pts

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

BIOPHARMA ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN (NON-GAAP)
Three months ended June 30	Revenues			Segment profit (loss)			Profit margin
(Dollars in millions)	2020	2019	V%	2020	2019	V%	2020	2019	V pts
BioPharma (GAAP)	$—	$828	U	$—	$371	U	—%	44.8%	(44.8	)pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	828		—	371
Less: foreign currency effect	—	—		—	—
BioPharma organic (Non-GAAP)	$—	$—	—%	$—	$—	—%	—%	—%	0.0pts

Six months ended June 30	2020	2019	V%	2020	2019	V%	2020	2019	V pts
BioPharma (GAAP)	$830	$1,593	(48)%	$382	$683	(44)%	46.0%	42.9%	3.1	pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	831		—	372
Less: foreign currency effect	(9)	—		2	—
BioPharma organic (Non-GAAP)	$839	$762	10%	$380	$311	22%	45.3%	40.8%	4.5	pts

*Non-GAAP Financial Measure

28 2020 2Q FORM 10-Q

MD&A	NON-GAAP FINANCIAL MEASURES

GE INDUSTRIAL ORGANIC REVENUES (NON-GAAP)	Three months ended June 30			Six months ended June 30
(Dollars in millions)	2020	2019	V%	2020	2019	V%
GE Industrial revenues (GAAP)	$16,066	$21,416	(25.0)%	$34,910	$41,740	(16.4)%
Less: acquisitions	26	19		68	39
Less: business dispositions(a)	8	919		37	1,300
Less: foreign currency effect(b)	(280)	—		(446)	—
GE Industrial organic revenues (Non-GAAP)	$16,312	$20,478	(20.3)%	$35,252	$40,401	(12.7)%
Less: BioPharma organic revenue (Non-GAAP)	—	—		839	762
GE Industrial organic revenues excluding BioPharma organic revenues (Non-GAAP)	$16,312	$20,478	(20.3)%	$34,413	$39,639	(13.2)%

(a) Dispositions impact in 2019 primarily related to our BioPharma business, with revenues of $831 million, Middle River and Hamble site dispositions, with revenues of $125 million and $101 million, respectively, and Current within our Corporate segment, with revenues of $155 million.
(b) Foreign currency impact in 2019 is primarily driven by U.S. Dollar appreciation against Euro, Brazilian Real and Chinese Yen.

We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends.

GE INDUSTRIAL EQUIPMENT AND SERVICES	Three months ended June 30			Six months ended June 30
ORGANIC REVENUES (NON-GAAP) (Dollars in millions)	2020	2019	V%	2020	2019	V%
GE Industrial equipment revenues (GAAP)	$8,299	$10,269	(19.2)%	$17,476	$19,878	(12.1)%
Less: acquisitions	2	14		13	14
Less: business dispositions	8	830		19	1,144
Less: foreign currency effect	(197)	—		(309)	—
GE Industrial equipment organic revenues (Non-GAAP)	$8,486	$9,425	(10.0)%	$17,752	$18,720	(5.2)%

GE Industrial services revenues (GAAP)	$7,767	$11,147	(30.3)%	$17,434	$21,863	(20.3)%
Less: acquisitions	24	4		55	25
Less: business dispositions	—	90		18	156
Less: foreign currency effect	(83)	—		(138)	—
GE Industrial services organic revenues (Non-GAAP)	$7,826	$11,053	(29.2)%	$17,500	$21,682	(19.3)%

We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends.

2020 2Q FORM 10-Q 29

MD&A	NON-GAAP FINANCIAL MEASURES

ADJUSTED GE INDUSTRIAL PROFIT AND PROFIT MARGIN	Three months ended June 30		Six months ended June 30
(EXCLUDING CERTAIN ITEMS) (NON-GAAP) (Dollars in millions)	2020	2019	2020	2019
GE total revenues (GAAP)	$16,066	$21,416	$34,910	$41,740

Costs
GE total costs and expenses (GAAP)	$19,105	$21,972	$38,238	$42,073
Less: GE interest and other financial charges	396	382	766	902
Less: non-operating benefit costs	596	558	1,212	1,122
Less: restructuring & other(a)	433	345	641	611
Less: goodwill impairments(b)	728	744	728	744
Add: noncontrolling interests	(147)	(1)	(110)	22
Adjusted GE Industrial costs (Non-GAAP)	$16,805	$19,943	$34,781	$38,715

Other Income
GE other income (GAAP)	$2,116	$172	$8,990	$1,024
Less: unrealized gains (losses)(c)	1,825	(51)	(3,968)	(38)
Less: restructuring & other	—	—	—	9
Less: gains (losses) and impairments for disposed or held for sale businesses(c)	74	(116)	12,513	250
Adjusted GE other income (Non-GAAP)	$217	$339	445	804

GE Industrial profit (GAAP)	$(922)	$(384)	$5,663	$692
GE Industrial profit margin (GAAP)	(5.7)%	(1.8)%	16.2%	1.7%

Adjusted GE Industrial profit (Non-GAAP)	$(521)	$1,812	$575	$3,829
Adjusted GE Industrial profit margin (Non-GAAP)	(3.2)%	8.5%	1.6%	9.2%

(a) See the Corporate Items and Eliminations - Restructuring section for further information.
(b) Included non-cash pre-tax impairment charge of $877 million net of $149 million attributable to noncontrolling interest for our Additive reporting unit within Aviation segment for the three and six months ended June 30, 2020. See Note 8 for further information.

(c) See the Corporate Items and Eliminations section for further information.
We believe these measures are meaningful because they increase the comparability of period-to-period results.

ADJUSTED GE INDUSTRIAL ORGANIC PROFIT	Three months ended June 30			Six months ended June 30
(NON-GAAP) (Dollars in millions)	2020	2019	V%	2020	2019	V%
Adjusted GE Industrial profit (Non-GAAP)	$(521)	$1,812	U	$575	$3,829	(85)%
Less: acquisitions	(11)	(2)		(9)	(6)
Less: business dispositions	—	356		(1)	335
Less: foreign currency effect	20	—		30	—
Adjusted GE Industrial organic profit (Non-GAAP)	$(529)	$1,459	U	$554	$3,499	(84)%

Adjusted GE Industrial profit margin (Non-GAAP)	(3.2)%	8.5%	(11.7)pts	1.6%	9.2%	(7.6)pts
Adjusted GE Industrial organic profit margin (Non-GAAP)	(3.2)%	7.1%	(10.3)pts	1.6%	8.7%	(7.1)pts

We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends.

30 2020 2Q FORM 10-Q

MD&A	NON-GAAP FINANCIAL MEASURES

ADJUSTED EARNINGS (LOSS) (NON-GAAP)	Three months ended June 30			Six months ended June 30
(Dollars in millions)	2020	2019	V%	2020	2019	V%
Consolidated earnings (loss) from continuing operations attributable to GE common shareholders (GAAP)(a)	$(2,186)	$(302)	U	$4,135	$600	F
Add: Accretion of redeemable noncontrolling interests (RNCI)	(135)	—		(135)	—
Less: GE Capital earnings (loss) from continuing operations attributable to GE common shareholders (GAAP)	(1,476)	(89)		(1,506)	46
GE Industrial earnings (loss) (Non-GAAP)	(845)	(213)	U	5,506	554	F
Non-operating benefits costs (pre-tax) (GAAP)	(596)	(558)		(1,212)	(1,122)
Tax effect on non-operating benefit costs	125	117		255	236
Less: non-operating benefit costs (net of tax)	(471)	(441)		(957)	(886)
Gains (losses) and impairments for disposed or held for sale businesses (pre-tax)(b)	74	(116)		12,513	250
Tax effect on gains (losses) and impairments for disposed or held for sale businesses	30	2		(1,235)	37
Less: gains (losses) and impairments for disposed or held for sale businesses (net of tax)	104	(114)		11,278	287
Restructuring & other (pre-tax)(c)	(433)	(345)		(641)	(602)
Tax effect on restructuring & other	91	71		134	124
Less: restructuring & other (net of tax)	(342)	(273)		(507)	(479)
Goodwill impairments (pre-tax)(d)	(728)	(744)		(728)	(744)
Tax effect on goodwill impairments	(23)	(55)		(23)	(55)
Less: goodwill impairments (net of tax)	(751)	(799)		(751)	(799)
Unrealized gains (losses)(b)	1,825	(51)		(3,968)	(38)
Tax on unrealized gains (losses)	(277)	11		819	8
Less: unrealized gains (losses)	1,548	(40)		(3,149)	(30)
Debt extinguishment costs	(63)	—		(63)	—
Tax effect on debt extinguishment costs	13	—		13	—
Less: debt extinguishment costs (net of tax)	(50)	—		(50)	—
BioPharma deal expense (pre-tax)	—	—		—	—
Tax on BioPharma deal expense	—	—		—	(14)
Less: BioPharma deal expense (net of tax)	—	—		—	(14)
Accretion of RNCI	(135)	—		(135)	—
Tax effect on accretion of RNCI	—	—		—	—
Less: Accretion of RNCI (net of tax)	(135)	—		(135)	—
Less: GE Industrial U.S. tax reform enactment adjustment	—	—		—	(101)
Adjusted GE Industrial earnings (loss) (Non-GAAP)	$(748)	$1,454	U	$(222)	$2,577	U

GE Capital earnings (loss) from continuing operations attributable to GE common shareholders (GAAP)	(1,476)	(89)	U	(1,506)	46	U
Goodwill impairments (pre-tax)(e)	(839)	—		(839)	—
Tax effect on goodwill impairments	3	—		3	—
Less: goodwill impairments (net of tax)	(836)	—		(836)	—
Debt extinguishment costs	(143)	—		(143)	—
Tax effect on debt extinguishment costs	24	—		24	—
Less: debt extinguishment costs (net of tax)	(119)	—		(119)	—
Less: GE Capital U.S. tax reform enactment adjustment	—	—		—	99
Less: GE Capital tax benefit related to BioPharma sale	—	—		88	—
Adjusted GE Capital earnings (loss) (Non-GAAP)	$(522)	$(89)	U	$(640)	$(53)	U

Adjusted GE Industrial earnings (loss) (Non-GAAP)	$(748)	$1,454	U	$(222)	$2,577	U
Add: Adjusted GE Capital earnings (loss) (Non-GAAP)	(522)	(89)	U	(640)	(53)	U
Adjusted earnings (loss) (Non-GAAP)	$(1,270)	$1,365	U	$(862)	$2,524	U

(a) Earnings for per-share calculation includes allocation of participating securities pursuant to the two-class method. See Note 16 for further information.
(b) See the Corporate Items and Eliminations section for further information.
(c) See the Corporate Items and Eliminations - Restructuring section for further information.
(d) Included non-cash pre-tax impairment charge of $877 million net of $149 million attributable to noncontrolling interest for our Additive reporting unit within Aviation segment for the three and six months ended June 30, 2020. See Note 8 for further information.

(e) See Note 8 for further information.

2020 2Q FORM 10-Q 31

MD&A	NON-GAAP FINANCIAL MEASURES

ADJUSTED EARNINGS (LOSS) PER SHARE (EPS)	Three months ended June 30			Six months ended June 30
(NON-GAAP)	2020	2019	V%	2020	2019	V%
Consolidated EPS from continuing operations attributable to GE common shareholders (GAAP)	$(0.25)	$(0.03)	U	$0.47	$0.07	F
Add: Accretion of redeemable noncontrolling interests (RNCI)	(0.02)	—		(0.02)	—
Less: GE Capital EPS from continuing operations attributable to GE common shareholders (GAAP)	(0.17)	(0.01)		(0.17)	0.01
GE Industrial EPS (Non-GAAP)	(0.10)	(0.02)	U	$0.63	$0.06	F
Non-operating benefits costs (pre-tax) (GAAP)	(0.07)	(0.06)		(0.14)	(0.13)
Tax effect on non-operating benefit costs	0.01	0.01		0.03	0.03
Less: non-operating benefit costs (net of tax)	(0.05)	(0.05)		(0.11)	(0.10)
Gains (losses) and impairments for disposed or held for sale businesses (pre-tax)	0.01	(0.01)		1.43	0.03
Tax effect on gains (losses) and impairments for disposed or held for sale businesses	—	—		(0.14)	—
Less: gains (losses) and impairments for disposed or held for sale businesses (net of tax)	0.01	(0.01)		1.29	0.03
Restructuring & other (pre-tax)	(0.05)	(0.04)		(0.07)	(0.07)
Tax effect on restructuring & other	0.01	0.01		0.02	0.01
Less: restructuring & other (net of tax)	(0.04)	(0.03)		(0.06)	(0.05)
Goodwill impairments (pre-tax)	(0.08)	(0.09)		(0.08)	(0.09)
Tax effect on goodwill impairments	—	(0.01)		—	(0.01)
Less: goodwill impairments (net of tax)	(0.09)	(0.09)		(0.09)	(0.09)
Unrealized gains (losses)	0.21	(0.01)		(0.45)	—
Tax on unrealized gains (losses)	(0.03)	—		0.09	—
Less: unrealized gains (losses)	0.18	—		(0.36)	—
Debt extinguishment costs	(0.01)	—		(0.01)	—
Tax effect on debt extinguishment costs	—	—		—	—
Less: debt extinguishment costs (net of tax)	(0.01)	—		(0.01)	—
BioPharma deal expense (pre-tax)	—	—		—	—
Tax on BioPharma deal expense	—	—		—	—
Less: BioPharma deal expense (net of tax)	—	—		—	—
Accretion of RNCI	(0.02)	—		(0.02)	—
Tax effect on accretion of RNCI	—	—		—	—
Less: Accretion of RNCI (net of tax)	(0.02)	—		(0.02)	—
Less: GE Industrial U.S. tax reform enactment adjustment	—	—		—	(0.01)
Adjusted GE Industrial EPS (Non-GAAP)	$(0.09)	$0.17	U	$(0.03)	$0.30	U

GE Capital EPS from continuing operations attributable to GE common shareholders (GAAP)	(0.17)	(0.01)	U	(0.17)	0.01	U
Goodwill impairments (pre-tax)	(0.10)	—		(0.10)	—
Tax effect on goodwill impairments	—	—		—	—
Less: goodwill impairments (net of tax)	(0.10)	—		(0.10)	—
Debt extinguishment costs	(0.02)	—		(0.02)	—
Tax effect on debt extinguishment costs	—	—		—	—
Less: debt extinguishment costs (net of tax)	(0.01)	—		(0.01)	—
Less: GE Capital U.S. tax reform enactment adjustment	—	—		—	0.01
Less: GE Capital tax benefit related to BioPharma sale	—	—		0.01
Adjusted GE Capital EPS (Non-GAAP)	$(0.06)	$(0.01)	U	$(0.07)	$(0.01)	U

Adjusted GE Industrial EPS (Non-GAAP)	$(0.09)	$0.17	U	$(0.03)	$0.30	U
Add: Adjusted GE Capital EPS (Non-GAAP)	(0.06)	(0.01)	U	(0.07)	(0.01)	U
Adjusted EPS (Non-GAAP)	$(0.15)	$0.16	U	$(0.10)	$0.29	U

Earnings-per-share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.
The service cost for our pension and other benefit plans are included in adjusted earnings*, which represents the ongoing cost of providing pension benefits to our employees. The components of non-operating benefit costs are mainly driven by capital allocation decisions and market performance. We believe the retained costs in Adjusted earnings* and Adjusted EPS* provides management and investors a useful measure to evaluate the performance of the total company and increases period-to-period comparability. We also use Adjusted EPS* as a performance metric at the company level for our annual executive incentive plan for 2020. We believe presenting Adjusted Industrial earnings* and Adjusted Industrial EPS* separately for our financial services businesses also provides management and investors with useful information about the relative size of our industrial and financial services businesses in relation to the total company.

*Non-GAAP Financial Measure

32 2020 2Q FORM 10-Q

MD&A	NON-GAAP FINANCIAL MEASURES

GE INDUSTRIAL FREE CASH FLOWS (FCF) (NON-GAAP)	Six months ended June 30
(In millions)	2020	2019
GE CFOA (GAAP)	$(3,266)	$(1,068)
Add: gross additions to property, plant and equipment	(1,002)	(1,116)
Add: gross additions to internal-use software	(95)	(137)
Less: taxes related to business sales	(88)	(108)
GE Industrial free cash flows (Non-GAAP)	$(4,275)	$(2,212)

We believe investors may find it useful to compare GE's Industrial free cash flows* performance without the effects of cash used for taxes related to business sales. We believe this measure will better allow management and investors to evaluate the capacity of our industrial operations to generate free cash flows.

GE INDUSTRIAL NET DEBT (NON-GAAP) (In millions)	June 30, 2020	December 31, 2019
Total GE short- and long-term borrowings (GAAP)	$45,814	$52,059
Less: GE Capital short- and long-term debt assumed by GE	25,398	31,368
Add: intercompany loans from GE Capital	4,726	12,226
Total adjusted GE borrowings	$25,142	$32,917
Total pension and principal retiree benefit plan liabilities (pre-tax)(a)	27,773	27,773
Less: taxes at 21%	5,832	5,832
Total pension and principal retiree benefit plan liabilities (net of tax)	$21,941	$21,941
GE operating lease liabilities	3,117	3,369
GE preferred stock	5,826	5,738
Less: 50% of GE preferred stock	2,913	2,869
50% of preferred stock	$2,913	$2,869
Deduction for total GE cash, cash equivalents and restricted cash	(25,428)	(17,613)
Less: 25% of GE cash, cash equivalents and restricted cash	(6,357)	(4,403)
Deduction for 75% of GE cash, cash equivalents and restricted cash	$(19,071)	$(13,210)
Total GE Industrial net debt (Non-GAAP)	$34,041	$47,886

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

*Non-GAAP Financial Measure

2020 2Q FORM 10-Q 33

OTHER

CONTROLS AND PROCEDURES. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2020, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

OTHER FINANCIAL DATA. During the three months ended June 30, 2020, GE repurchased 500 thousand shares of common stock at an average price of $30.61, in connection with the settlement of a hedging instrument related to the Company’s deferred incentive compensation program.

RISK FACTORS. The risk factor set forth below updates the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. These risk factors could materially affect our business, financial position and results of operations.

The global COVID-19 pandemic is having a material adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives. Our operations and financial performance have been negatively impacted by the COVID-19 pandemic that has caused, and is expected to continue to cause, the global slowdown of economic activity (including the decrease in demand for a broad variety of goods and services), disruptions in global supply chains and significant volatility and disruption of financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on or propensity to travel and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.

The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:

Operations-related risks: Across all of our businesses, we are facing increased operational challenges from the need to protect employee health and safety, the need to shut down sites, workplace disruptions and restrictions on the movement of people, raw materials and goods, both at our own facilities and at those of our customers and suppliers. We are also experiencing, and expect to continue experiencing, lower demand and volume for products and services contributing to decreases in orders and backlog, customer requests for potential payment deferrals or other contract modifications, supply chain under-liquidation, delays of deliveries and the achievement of other billing milestones, delays or cancellations of new projects and related down payments and other factors related directly and indirectly to the COVID-19 pandemic that adversely impact our businesses. While we have been taking a number of cost and cash management actions in response to these dynamics, our ability to offset or mitigate the adverse impacts related to COVID-19 is limited. We expect that the longer the period of economic and global supply chain and disruption continues, the more material the adverse impact will be on our business operations, financial performance and results of operations, and this could include additional charges, goodwill or other asset impairments and other adverse financial impacts in future periods.

Customer-related risks: In particular, the interruption of regional and international air travel from COVID-19 has resulted in a severe decline of business and leisure traffic and is having a material adverse effect on our airline and airframer customers, the viability of their businesses and their demand for our services and products. Changes in passenger air travel trends arising from COVID-19 may continue to develop or persist over time and further contribute to this adverse effect. We are also observing a significant increase in the number of requests for payment deferrals, contract modifications, aircraft lease restructurings and similar actions across the aviation sector, and these trends may lead to future charges, goodwill or other asset impairments and other material adverse financial impacts at GE Aviation and GE Capital Aviation Services over time, in addition to the charges described in this report that we recognized during the second quarter of 2020. We have depended on the strength of our Aviation business as we have been working to improve the operations and execution of other GE businesses and strengthen the company’s balance sheet. As a result, disruption of the aviation industry, which could continue for an uncertain period of time, is particularly significant for GE. Across our businesses, to varying degrees, we anticipate that some existing or potential customers will continue to delay or cancel plans to purchase our products and services, or may not be able to fulfill prior obligations in a timely fashion, as a result of ongoing effects related to the COVID-19 pandemic and adverse economic conditions more broadly.

34 2020 2Q FORM 10-Q

RISK FACTORS

Leverage- and market-related risks: The current financial market dynamics and volatility pose heightened risks to our timelines for decreasing our leverage, and we now expect to achieve our prior targets over a longer period than previously announced as we seek to maintain appropriate liquidity to compensate for lower (or negative) cash flows from operations or as variables impacting our leverage ratios fluctuate with extreme market volatility. For example, lower discount rates and lower asset valuations at the time of remeasurement can materially impact the calculation of long-term liabilities such as our pension deficit, GAAP insurance reserve and insurance statutory calculations. In addition, extreme volatility in financial and commodities markets has had and may continue to have adverse impacts on other asset valuations such as the market value of our remaining equity interest in Baker Hughes and the value of the investment portfolios supporting our pension and long-term insurance liabilities. Our long-term liabilities are sensitive to numerous factors and assumptions that can move in offsetting directions and should be considered as of the time of a relevant measurement event.

Liquidity- and funding-related risks: While we have significant sources of cash and liquidity and access to committed credit lines, a prolonged period of generating lower (or negative) cash flows from operations could adversely affect our financial condition and the achievement of our strategic objectives. As previously reported, in April 2020, Moody's and S&P changed their credit rating outlooks for GE and GE Capital from Stable to Negative, and Fitch lowered its credit ratings for GE and GE Capital. There can also be no assurance that we will not face additional credit rating downgrades as a result of weaker than anticipated performance of our businesses, slower progress in decreasing our leverage or other factors. Future downgrades could further adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets, and a significant downgrade could have an adverse commercial impact on our industrial businesses. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding (including for receivables monetization or supply chain finance programs), which could adversely affect our business, financial position and results of operations. Although the U.S. federal and other governments have announced a number of lending programs to support businesses, our ability or willingness to access funding under such programs may be limited by regulations or other guidance, or by further change or uncertainty related to the terms of these programs.

As the COVID-19 pandemic continues to adversely affect our operating and financial results, it may also have the effect of heightening many of the other risks described in the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019. In particular, see the risk factors regarding “Global macro-environment,” “Supply chain,” “Leverage and borrowings,” “Liquidity” and “Economy, customers & counterparties," as updated by the information in this risk factor. Refer also to the Critical Accounting Estimates section for additional details about how COVID-19 related market events may affect our insurance business and pension assumptions, and to Note 8 for additional details about goodwill and reporting units that we are continuing to monitor for impairment. Further, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our operations or financial results.

2020 2Q FORM 10-Q 35

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)	Three months ended June 30
(UNAUDITED)	Consolidated
(In millions; per-share amounts in dollars)	2020	2019
Sales of goods	$10,732	$14,101
Sales of services	5,328	7,269
GE Capital revenues from services	1,690	2,043
Total revenues (Note 9)	17,750	23,414

Cost of goods sold	10,306	11,646
Cost of services sold	4,777	5,766
Selling, general and administrative expenses	3,079	3,425
Interest and other financial charges	997	929
Insurance losses and annuity benefits	564	638
Goodwill impairments (Note 8)	1,717	744
Non-operating benefit costs	598	561
Other costs and expenses	129	166
Total costs and expenses	22,166	23,874

Other income (Note 22)	2,078	164
GE Capital earnings (loss) from continuing operations	—	—

Earnings (loss) from continuing operations before income taxes	(2,339)	(296)
Benefit (provision) for income taxes	199	181
Earnings (loss) from continuing operations	(2,139)	(115)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	7	219
Net earnings (loss)	(2,132)	104
Less net earnings (loss) attributable to noncontrolling interests	(145)	(23)
Net earnings (loss) attributable to the Company	(1,987)	127
Preferred stock dividends	(192)	(188)
Net earnings (loss) attributable to GE common shareholders	$(2,179)	$(61)

Amounts attributable to GE common shareholders
Earnings (loss) from continuing operations	$(2,139)	$(115)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(145)	(1)
Earnings (loss) from continuing operations attributable to the Company	(1,995)	(114)
Preferred stock dividends	(192)	(188)
Earnings (loss) from continuing operations attributable
to GE common shareholders	(2,186)	(302)
Earnings (loss) from discontinued operations, net of taxes	7	219
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	—	(23)
Net earnings (loss) attributable to GE common shareholders	$(2,179)	$(61)

Earnings (loss) per share from continuing operations (Note 16)
Diluted earnings (loss) per share	$(0.27)	$(0.03)
Basic earnings (loss) per share	$(0.27)	$(0.03)

Net earnings (loss) per share (Note 16)
Diluted earnings (loss) per share	$(0.26)	$(0.01)
Basic earnings (loss) per share	$(0.26)	$(0.01)

Dividends declared per common share	$0.01	$0.01

36 2020 2Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS) (CONTINUED)	Three months ended June 30
(UNAUDITED)	GE(a)		GE Capital
(In millions; per-share amounts in dollars)	2020	2019	2020	2019
Sales of goods	$10,728	$14,117	$13	$18
Sales of services	5,337	7,298	—	—
GE Capital revenues from services	—	—	1,833	2,303
Total revenues	16,066	21,416	1,845	2,321

Cost of goods sold	10,305	11,666	10	14
Cost of services sold	3,952	5,250	835	512
Selling, general and administrative expenses	2,979	3,367	162	211
Interest and other financial charges	396	382	657	646
Insurance losses and annuity benefits	—	—	577	668
Goodwill impairments (Note 8)	877	744	839	—
Non-operating benefit costs	596	558	2	3
Other costs and expenses	—	5	178	178
Total costs and expenses	19,105	21,972	3,262	2,233

Other income (Note 22)	2,116	172	—	—
GE Capital earnings (loss) from continuing operations	(1,476)	(89)	—	—

Earnings (loss) from continuing operations before income taxes	(2,399)	(473)	(1,416)	88
Benefit (provision) for income taxes	66	170	133	11
Earnings (loss) from continuing operations	(2,333)	(303)	(1,283)	99
Earnings (loss) from discontinued operations, net of taxes (Note 2)	7	219	17	238
Net earnings (loss)	(2,325)	(84)	(1,266)	336
Less net earnings (loss) attributable to noncontrolling interests	(147)	(23)	2	—
Net earnings (loss) attributable to the Company	(2,179)	(61)	(1,268)	336
Preferred stock dividends	—	—	(192)	(188)
Net earnings (loss) attributable to GE common shareholders	$(2,179)	$(61)	$(1,459)	$148

Amounts attributable to GE common shareholders:
Earnings (loss) from continuing operations	$(2,333)	$(303)	$(1,283)	$99
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(147)	(1)	2	—
Earnings (loss) from continuing operations attributable to the Company	(2,186)	(302)	(1,285)	99
Preferred stock dividends	—	—	(192)	(188)
Earnings (loss) from continuing operations attributable
to GE common shareholders	(2,186)	(302)	(1,476)	(89)
Earnings (loss) from discontinued operations, net of taxes	7	219	17	238
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	—	(23)	—	—
Net earnings (loss) attributable to GE common shareholders	$(2,179)	$(61)	$(1,459)	$148

(a) Represents the adding together of all GE Industrial affiliates and GE Capital continuing operations on a one-line basis. See Note 1.

2020 2Q FORM 10-Q 37

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)	Six months ended June 30
(UNAUDITED)	Consolidated
(In millions; per-share amounts in dollars)	2020	2019
Sales of goods	$23,096	$27,351
Sales of services	11,778	14,277
GE Capital revenues from services	3,399	3,988
Total revenues (Note 9)	38,273	45,616

Cost of goods sold	20,846	22,620
Cost of services sold	9,933	11,000
Selling, general and administrative expenses	6,144	6,827
Interest and other financial charges	1,791	1,993
Insurance losses and annuity benefits	1,199	1,249
Goodwill impairments (Note 8)	1,717	744
Non-operating benefit costs	1,216	1,129
Other costs and expenses	238	238
Total costs and expenses	43,084	45,801

Other income (Note 22)	8,947	1,012
GE Capital earnings (loss) from continuing operations	—	—

Earnings (loss) from continuing operations before income taxes	4,136	827
Benefit (provision) for income taxes	136	41
Earnings (loss) from continuing operations	4,272	868
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(171)	2,881
Net earnings (loss)	4,101	3,749
Less net earnings (loss) attributable to noncontrolling interests	(111)	34
Net earnings (loss) attributable to the Company	4,212	3,716
Preferred stock dividends	(235)	(228)
Net earnings (loss) attributable to GE common shareholders	$3,977	$3,488

Amounts attributable to GE common shareholders
Earnings (loss) from continuing operations	$4,272	$868
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(108)	22
Earnings (loss) from continuing operations attributable to the Company	4,381	846
Preferred stock dividends	(235)	(228)
Earnings (loss) from continuing operations attributable
to GE common shareholders	4,146	618
Earnings (loss) from discontinued operations, net of taxes	(171)	2,881
Less net earnings (loss) attributable to noncontrolling interests,
discontinued operations	(2)	11
Net earnings (loss) attributable to GE common shareholders	$3,977	$3,488

Earnings (loss) per share from continuing operations (Note 16)
Diluted earnings (loss) per share	$0.46	$0.07
Basic earnings (loss) per share	$0.46	$0.07

Net earnings (loss) per share (Note 16)
Diluted earnings (loss) per share	$0.44	$0.40
Basic earnings (loss) per share	$0.44	$0.40

Dividends declared per common share	$0.02	$0.02

38 2020 2Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS) (CONTINUED)	Six months ended June 30
(UNAUDITED)	GE(a)		GE Capital
(In millions; per-share amounts in dollars)	2020	2019	2020	2019
Sales of goods	$23,087	$27,432	$37	$34
Sales of services	11,823	14,308	—	—
GE Capital revenues from services	—	—	3,731	4,514
Total revenues	34,910	41,740	3,768	4,548

Cost of goods sold	20,846	22,715	28	27
Cost of services sold	8,608	10,031	1,370	999
Selling, general and administrative expenses	5,928	6,562	365	478
Interest and other financial charges	766	902	1,161	1,323
Insurance losses and annuity benefits	—	—	1,230	1,302
Goodwill impairments (Note 8)	877	744	839	—
Non-operating benefit costs	1,212	1,122	5	8
Other costs and expenses	—	(4)	297	277
Total costs and expenses	38,238	42,073	5,295	4,413

Other income (Note 22)	8,990	1,024	—	—
GE Capital earnings (loss) from continuing operations	(1,506)	46	—	—

Earnings (loss) from continuing operations before income taxes	4,156	738	(1,526)	135
Benefit (provision) for income taxes	(121)	(97)	257	139
Earnings (loss) from continuing operations	4,035	640	(1,270)	273
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(171)	2,881	(147)	273
Net earnings (loss)	3,865	3,522	(1,417)	547
Less net earnings (loss) attributable to noncontrolling interests	(113)	33	2	0
Net earnings (loss) attributable to the Company	3,977	3,488	(1,418)	547
Preferred stock dividends	—	—	(235)	(228)
Net earnings (loss) attributable to GE common shareholders	$3,977	$3,488	$(1,653)	$319

Amounts attributable to GE common shareholders:
Earnings (loss) from continuing operations	$4,035	$640	$(1,270)	$273
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(110)	22	2	0
Earnings (loss) from continuing operations attributable to the Company	4,146	618	(1,272)	273
Preferred stock dividends	—	—	(235)	(228)
Earnings (loss) from continuing operations attributable
to GE common shareholders	4,146	618	(1,506)	46
Earnings (loss) from discontinued operations, net of taxes	(171)	2,881	(147)	273
Less net earnings (loss) attributable to noncontrolling interests,
discontinued operations	(2)	11	—	—
Net earnings (loss) attributable to GE common shareholders	$3,977	$3,488	$(1,653)	$319

(a) Represents the adding together of all GE Industrial affiliates and GE Capital continuing operations on a one-line basis. See Note 1.

2020 2Q FORM 10-Q 39

FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL POSITION (UNAUDITED)	Consolidated
(In millions, except share amounts)	June 30, 2020	December 31, 2019
Cash, cash equivalents and restricted cash	$41,431	$36,394
Investment securities (Note 3)	47,117	48,521
Current receivables (Note 4)	16,041	16,769
Financing receivables – net (Note 5)	3,095	3,134
Inventories (Note 6)	15,251	14,104
Other GE Capital receivables	7,578	7,144
Property, plant and equipment – net (Note 7)	45,503	46,186
Receivable from GE Capital	—	—
Investment in GE Capital	—	—
Goodwill (Note 8)	24,951	26,734
Other intangible assets – net (Note 8)	10,168	10,653
Contract and other deferred assets (Note 10)	15,555	16,801
All other assets	15,514	16,461
Deferred income taxes (Note 14)	10,665	9,889
Assets of businesses held for sale (Note 2)	—	9,149
Assets of discontinued operations (Note 2)	3,617	4,109
Total assets	$256,487	$266,048

Short-term borrowings (Note 11)	$9,059	$22,072
Short-term borrowings assumed by GE (Note 11)	—	—
Accounts payable, principally trade accounts	13,469	15,926
Progress collections and deferred income (Note 10)	19,927	20,508
Other GE current liabilities	16,535	15,753
Non-recourse borrowings of consolidated securitization entities (Note 11)	396	1,655
Long-term borrowings (Note 11)	72,423	67,155
Long-term borrowings assumed by GE (Note 11)	—	—
Insurance liabilities and annuity benefits (Note 12)	40,954	39,826
Non-current compensation and benefits	30,906	31,687
All other liabilities	17,330	19,745
Liabilities of businesses held for sale (Note 2)	—	1,658
Liabilities of discontinued operations (Note 2)	235	203
Total liabilities	221,233	236,187

Preferred stock (5,939,875 shares outstanding at both June 30, 2020 and December 31, 2019)	6	6
Common stock (8,753,289,000 and 8,738,434,000 shares outstanding at June 30, 2020 and December 31, 2019, respectively)	702	702
Accumulated other comprehensive income (loss) – net attributable to GE	(10,194)	(11,732)
Other capital	34,292	34,405
Retained earnings	91,188	87,732
Less common stock held in treasury	(82,320)	(82,797)
Total GE shareholders’ equity	33,674	28,316
Noncontrolling interests	1,579	1,545
Total equity	35,254	29,861
Total liabilities and equity	$256,487	$266,048
40 2020 2Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL POSITION (CONTINUED)	GE(a)		GE Capital
(UNAUDITED) (In millions, except share amounts)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Cash, cash equivalents and restricted cash	$25,428	$17,613	$16,003	$18,781
Investment securities (Note 3)	5,997	10,008	41,121	38,514
Current receivables (Note 4)	12,744	13,883	—	—
Financing receivables - net (Note 5)	—	—	6,959	6,979
Inventories (Note 6)	15,251	14,104	—	—
Other GE Capital receivables	—	—	10,456	11,767
Property, plant and equipment – net (Note 7)	16,718	17,447	29,923	29,886
Receivable from GE Capital	20,672	19,142	—	—
Investment in GE Capital	13,587	15,299	—	—
Goodwill (Note 8)	24,951	25,895	—	839
Other intangible assets – net (Note 8)	10,009	10,461	159	192
Contract and other deferred assets (Note 10)	15,587	16,833	—	—
All other assets	8,419	8,399	7,934	8,648
Deferred income taxes (Note 14)	8,765	8,189	1,900	1,700
Assets of businesses held for sale (Note 2)	—	8,626	—	241
Assets of discontinued operations (Note 2)	155	202	3,462	3,907
Total assets	$178,283	$186,100	$117,918	$121,454

Short-term borrowings (Note 11)	$1,737	$5,606	$4,601	$12,030
Short-term borrowings assumed by GE (Note 11)	3,679	5,473	3,237	2,104
Accounts payable, principally trade accounts	13,809	17,702	1,010	886
Progress collections and deferred income (Note 10)	20,091	20,694	—	—
Other GE current liabilities	17,300	16,833	—	—
Non-recourse borrowings of consolidated securitization entities (Note 11)	—	—	396	1,655
Long-term borrowings (Note 11)	18,679	15,085	32,025	26,175
Long-term borrowings assumed by GE (Note 11)	21,719	25,895	17,435	17,038
Insurance liabilities and annuity benefits (Note 12)	—	—	41,416	40,232
Non-current compensation and benefits	30,460	31,208	438	472
All other liabilities	15,562	16,156	3,532	5,278
Liabilities of businesses held for sale (Note 2)	—	1,620	—	52
Liabilities of discontinued operations (Note 2)	151	106	84	97
Total liabilities	143,187	156,379	104,174	106,016

Preferred stock (5,939,875 shares outstanding at both June 30, 2020 and December 31, 2019)	6	6	6	6
Common stock (8,753,289,000 and 8,738,434,000 shares outstanding at June 30, 2020 and December 31, 2019, respectively)	702	702	—	—
Accumulated other comprehensive income (loss) - net attributable to GE	(10,194)	(11,732)	(906)	(852)
Other capital	34,292	34,405	17,004	17,001
Retained earnings	91,188	87,732	(2,517)	(857)
Less common stock held in treasury	(82,320)	(82,797)	—	—
Total GE shareholders’ equity	33,674	28,316	13,587	15,299
Noncontrolling interests	1,421	1,406	157	139
Total equity	35,096	29,721	13,744	15,438
Total liabilities and equity	$178,283	$186,100	$117,918	$121,454

(a) Represents the adding together of all GE Industrial affiliates and GE Capital continuing operations on a one-line basis. See Note 1.

2020 2Q FORM 10-Q 41

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS	Six months ended June 30
(UNAUDITED)	Consolidated
(In millions)	2020	2019
Net earnings (loss)	$4,101	$3,749
(Earnings) loss from discontinued operations	171	(2,881)
Adjustments to reconcile net earnings (loss)
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment (Note 7)	2,281	1,965
Amortization of intangible assets (Note 8)	648	724
Goodwill impairments (Note 8)	1,717	744
(Earnings) loss from continuing operations retained by GE Capital	—	—
(Gains) losses on purchases and sales of business interests (Note 22)	(12,482)	(214)
(Gains) losses on equity securities (Note 22)	4,031	54
Principal pension plans cost (Note 13)	1,798	1,693
Principal pension plans employer contributions	(144)	(133)
Other postretirement benefit plans (net)	(488)	(542)
Provision (benefit) for income taxes	(136)	(41)
Cash recovered (paid) during the year for income taxes	(622)	(1,067)
Decrease (increase) in contract and other deferred assets	501	(548)
Decrease (increase) in GE current receivables	(190)	(696)
Decrease (increase) in inventories	(730)	(1,951)
Increase (decrease) in accounts payable	(2,015)	828
Increase (decrease) in GE progress collections	(670)	66
All other operating activities	911	(223)
Cash from (used for) operating activities – continuing operations	(1,319)	1,528
Cash from (used for) operating activities – discontinued operations	(53)	(1,336)
Cash from (used for) operating activities	(1,372)	192

Additions to property, plant and equipment	(1,614)	(2,946)
Dispositions of property, plant and equipment	1,054	1,912
Additions to internal-use software	(98)	(141)
Net decrease (increase) in financing receivables	(164)	377
Proceeds from sale of discontinued operations	—	2,827
Proceeds from principal business dispositions	20,854	1,058
Net cash from (payments for) principal businesses purchased	(7)	—
Capital contribution from GE to GE Capital	—	—
Sales of retained ownership interests in Wabtec	—	1,799
All other investing activities	(1,516)	(2,620)
Cash from (used for) investing activities – continuing operations	18,509	2,266
Cash from (used for) investing activities – discontinued operations	(91)	1,115
Cash from (used for) investing activities	18,419	3,382

Net increase (decrease) in borrowings (maturities of 90 days or less)	(3,412)	(434)
Newly issued debt (maturities longer than 90 days)	14,228	1,462
Repayments and other debt reductions (maturities longer than 90 days)	(22,005)	(6,168)
Capital contribution from GE to GE Capital	—	—
Dividends paid to shareholders	(324)	(324)
All other financing activities	(486)	(627)
Cash from (used for) financing activities – continuing operations	(11,999)	(6,092)
Cash from (used for) financing activities – discontinued operations	1	(469)
Cash from (used for) financing activities	(11,998)	(6,561)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(217)	1
Increase (decrease) in cash, cash equivalents and restricted cash	4,831	(2,986)
Cash, cash equivalents and restricted cash at beginning of year	37,077	35,548
Cash, cash equivalents and restricted cash at June 30	41,908	32,562
Less cash, cash equivalents and restricted cash of discontinued operations at June 30	477	3,732
Cash, cash equivalents and restricted cash of continuing operations at June 30	$41,431	$28,830

42 2020 2Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS (CONTINUED)	Six months ended June 30
(UNAUDITED)	GE(a)		GE Capital
(In millions)	2020	2019	2020	2019
Net earnings (loss)	$3,865	$3,522	$(1,417)	$547
(Earnings) loss from discontinued operations	171	(2,881)	147	(273)
Adjustments to reconcile net earnings (loss)
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment (Note 7)	916	961	1,373	1,002
Amortization of intangible assets (Note 8)	611	693	37	31
Goodwill impairments (Note 8)	877	744	839	—
(Earnings) loss from continuing operations retained by GE Capital	1,506	(46)	—	—
(Gains) losses on purchases and sales of business interests (Note 22)	(12,424)	(214)	(58)	—
(Gains) losses on equity securities (Note 22)	3,986	57	46	(3)
Principal pension plans cost (Note 13)	1,798	1,693	—	—
Principal pension plans employer contributions	(144)	(133)	—	—
Other postretirement benefit plans (net)	(471)	(541)	(17)	(1)
Provision (benefit) for income taxes	121	97	(257)	(139)
Cash recovered (paid) during the year for income taxes	(550)	(970)	(72)	(97)
Decrease (increase) in contract and other deferred assets	501	(548)	—	—
Decrease (increase) in GE current receivables	434	(1,246)	—	—
Decrease (increase) in inventories	(692)	(1,822)	—	—
Increase (decrease) in accounts payable	(3,462)	355	4	(1)
Increase (decrease) in GE progress collections	(693)	61	—	—
All other operating activities	386	(849)	340	214
Cash from (used for) operating activities – continuing operations	(3,266)	(1,068)	967	1,279
Cash from (used for) operating activities – discontinued operations	26	38	(79)	(1,702)
Cash from (used for) operating activities	(3,240)	(1,029)	889	(423)

Additions to property, plant and equipment	(1,002)	(1,116)	(655)	(1,984)
Dispositions of property, plant and equipment	105	271	954	1,645
Additions to internal-use software	(95)	(137)	(3)	(4)
Net decrease (increase) in financing receivables	—	—	45	2,067
Proceeds from sale of discontinued operations	—	2,827	—	—
Proceeds from principal business dispositions	20,480	1,017	34	417
Net cash from (payments for) principal businesses purchased	(7)	(417)	—	—
Capital contribution from GE to GE Capital	—	(1,500)	—	—
Sales of retained ownership interests in Wabtec	—	1,799	—	—
All other investing activities	207	(111)	7,143	(1,280)
Cash from (used for) investing activities – continuing operations	19,689	2,634	7,518	861
Cash from (used for) investing activities – discontinued operations	(30)	(322)	(60)	1,764
Cash from (used for) investing activities	19,659	2,312	7,458	2,625

Net increase (decrease) in borrowings (maturities of 90 days or less)	(3,512)	(1,101)	(205)	(656)
Newly issued debt (maturities longer than 90 days)	7,431	409	6,797	1,053
Repayments and other debt reductions (maturities longer than 90 days)	(12,113)	(329)	(17,392)	(5,840)
Capital contribution from GE to GE Capital	—	—	—	1,500
Dividends paid to shareholders	(176)	(175)	(232)	(225)
All other financing activities	(83)	(79)	(231)	(561)
Cash from (used for) financing activities – continuing operations	(8,453)	(1,275)	(11,264)	(4,728)
Cash from (used for) financing activities – discontinued operations	1	(468)	—	(1)
Cash from (used for) financing activities	(8,453)	(1,743)	(11,264)	(4,729)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(155)	(8)	(62)	9
Increase (decrease) in cash, cash equivalents and restricted cash	7,811	(468)	(2,979)	(2,518)
Cash, cash equivalents and restricted cash at beginning of year	17,617	20,528	19,460	15,020
Cash, cash equivalents and restricted cash at June 30	25,428	20,060	16,480	12,502
Less cash, cash equivalents and restricted cash of discontinued operations at June 30	—	3,143	477	590
Cash, cash equivalents and restricted cash of continuing operations at June 30	$25,428	$16,917	$16,003	$11,913

(a) Represents the adding together of all GE Industrial affiliates and the impact of GE Capital dividends on a one-line basis. See Note 1.

2020 2Q FORM 10-Q 43

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	Three months ended June 30		Six months ended June 30
(In millions, net of tax)	2020	2019	2020	2019
Net earnings (loss)	$(2,132)	$104	$4,101	$3,749
Less net earnings (loss) attributable to noncontrolling interests	(145)	(23)	(111)	34
Net earnings (loss) attributable to the Company	$(1,987)	$127	$4,212	$3,716

Investment securities	$27	$76	$(14)	$99
Currency translation adjustments	(57)	(141)	78	283
Cash flow hedges	53	(25)	(158)	12
Benefit plans	604	639	1,640	1,183
Other comprehensive income (loss)	627	547	1,545	1,577
Less: other comprehensive income (loss) attributable to noncontrolling interests	2	(85)	7	15
Other comprehensive income (loss) attributable to the Company	$625	$633	$1,539	$1,562

Comprehensive income (loss)	$(1,505)	$651	$5,647	$5,326
Less: comprehensive income (loss) attributable to noncontrolling interests	(143)	(109)	(104)	49
Comprehensive income (loss) attributable to the Company	$(1,362)	$760	$5,751	$5,277

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)	Three months ended June 30		Six months ended June 30
(In millions)	2020	2019	2020	2019
Preferred stock issued	$6	$6	$6	$6
Common stock issued	$702	$702	$702	$702

Beginning balance	(10,819)	(13,485)	(11,732)	(14,414)
Investment securities	27	75	(14)	98
Currency translation adjustments	(58)	(64)	75	260
Cash flow hedges	53	(23)	(158)	12
Benefit plans	604	645	1,636	1,192
Accumulated other comprehensive income (loss) ending balance	$(10,194)	$(12,852)	$(10,194)	$(12,852)
Beginning balance	34,296	34,345	34,405	35,504
Gains (losses) on treasury stock dispositions	(163)	(150)	(412)	(657)
Stock-based compensation	111	124	216	264
Other changes	48	6	83	(786)
Other capital ending balance	$34,292	$34,324	$34,292	$34,324
Beginning balance	93,615	96,921	87,732	93,109
Net earnings (loss) attributable to the Company	(1,987)	127	4,212	3,716
Dividends and other transactions with shareholders	(439)	(274)	(581)	(419)
Changes in accounting (Note 1)	—	—	(175)	368
Retained earnings ending balance	$91,188	$96,773	$91,188	$96,773
Beginning balance	(82,516)	(83,328)	(82,797)	(83,925)
Purchases	(8)	(7)	(22)	(45)
Dispositions	204	198	498	834
Common stock held in treasury ending balance	$(82,320)	$(83,137)	$(82,320)	$(83,137)
GE shareholders' equity balance	33,674	35,816	33,674	35,816
Noncontrolling interests balance (Note 15)	1,579	20,312	1,579	20,312
Total equity balance at June 30(a)	$35,254	$56,129	$35,254	$56,129

(a)
Total equity balance decreased by $(20,875) million in the last twelve months from June 30, 2019, primarily due to reduction of non-controlling interest balance of $(19,095) million attributable to Baker Hughes Class A shareholders at June 30, 2019, after-tax loss of $(8,238) million in discontinued operations due to deconsolidation of Baker Hughes in the third quarter of 2019, after-tax change in unrealized loss on our remaining interest in Baker Hughes $(3,080) million, partially offset by after-tax gain of $11,199 million due to the sale of our BioPharma business within our Healthcare segment. See Notes 2 and 3 for further information.

44 2020 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. We present our financial statements in a three-column format, which allows investors to see our GE industrial operations separately from our financial services operations. We believe that this provides useful supplemental information to our consolidated financial statements. To the extent that we have transactions between GE and GE Capital, these transactions are made on arm's length terms, are reported in the respective columns of our financial statements and are eliminated in consolidation. See Note 20 for further information.

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

Our significant accounting policies are described in Note 1 of our aforementioned Annual Report. We include herein certain updates to those policies.

Allowance for credit losses. When we record customer receivables, contract assets and financing receivables arising from revenue transactions, as well as commercial mortgage loans and reinsurance recoverables in GE Capital’s run-off insurance operations, financial guarantees and certain commitments, we record an allowance for credit losses for the current expected credit losses (CECL) inherent in the asset over its expected life. The allowance for credit losses is a valuation account deducted from the amortized cost basis of the assets to present their net carrying value at the amount expected to be collected. Each period the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets. We evaluate debt securities with unrealized losses to determine whether any of the losses arise from concerns about the issuer’s credit or the underlying collateral and record an allowance for credit losses, if required.

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

In March 2020, the SEC issued a final rule amending disclosure requirements for guarantors and issuers of registered guaranteed securities under SEC Regulation S-X, Rule 3-10. The final rule is effective for filings on or after January 4, 2021, however early application is permitted. As a result of the simplification provided by this rule, beginning with this quarterly report on Form 10-Q for the period ended June 30, 2020, we have elected to early adopt the disclosure requirements.

2020 2Q FORM 10-Q 45

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS
ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE. On March 31, 2020, we completed the sale of our BioPharma business within our Healthcare segment for total consideration of $21,149 million (after certain working capital adjustments). The consideration consisted of $20,732 million in cash and $417 million of pension liabilities that were assumed by Danaher. In addition, we incurred $154 million of cash payments directly associated with the transaction in the second quarter. As a result, we recognized a pre-tax gain of $12,341 million ($11,199 million after tax) in our consolidated Statement of Earnings (Loss).
In the first half of 2020, we sold all our remaining businesses classified as held for sale, including the remaining Lighting business within our Corporate segment and the remaining PK AirFinance business within our Capital segment.

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

We have continuing involvement with Baker Hughes (BKR) primarily through our remaining interest, ongoing purchases and sales of products and services, transition services that we provide to BKR, as well as an aeroderivative joint venture (JV) we formed with BKR in the fourth quarter of 2019.

The JV is jointly controlled by GE and BKR and is consolidated by GE due to the significance of our investment in BKR. Our Aviation segment sells products and services to the JV. In turn, the JV sells products and services primarily to BKR and our Power segment. Transactions between the JV and GE businesses are eliminated in consolidation. In the first half of 2020, we had sales of $252 million to BKR for products and services from the JV and we collected cash of $225 million. If our investment in BKR is reduced to below 20%, we would no longer have significant influence in BKR and, as a result, we would not consolidate the JV. A potential deconsolidation of the JV is not expected to have a material impact on GE Industrial free cash flows.

In addition, in the first half of 2020, we had sales of $265 million and purchases of $101 million with BKR for products and services outside of the JV. We collected net cash of $451 million from BKR related to sales, purchases and transition services. In addition, we received $130 million of repayments on the promissory note receivable from BKR and dividends of $136 million on our investment.

In February 2019, we completed the spin-off and subsequent merger of our Transportation business with Wabtec. As a result, we recorded a gain of $3,471 million ($2,508 million after-tax) in discontinued operations.

RESULTS OF DISCONTINUED OPERATIONS (In millions)	Baker Hughes		Transportation		GE Capital		Total
Three months ended June 30	2020	2019	2020	2019	2020	2019	2020	2019
Operations
Sales of goods and services	$—	$5,953	$—	$—	$—	$—	$—	$5,953
GE Capital revenues from services	—	—	—	—	71	(48)	71	(48)
Cost of goods and services sold	—	(4,954)	—	—	—	—	—	(4,954)
Other income, costs and expenses	(3)	(981)	1	3	(62)	(16)	(64)	(993)

Earnings (loss) of discontinued operations before income taxes	(3)	18	1	3	10	(64)	8	(42)
Benefit (provision) for income taxes	2	(33)	—	(7)	8	302	9	261
Earnings (loss) of discontinued operations, net of taxes(a)	$(1)	$(15)	$1	$(4)	$17	$238	$17	$219

Disposal
Gain (loss) on disposal before income taxes	(10)	—	—	—	—	—	(10)	—
Benefit (provision) for income taxes	—	—	—	—	—	—	—	—
Gain (loss) on disposal, net of taxes	$(10)	$—	$—	$—	$—	$(1)	$(10)	$(1)

Earnings (loss) from discontinued operations, net of taxes	$(11)	$(15)	$1	$(4)	$17	$238	$7	$219

46 2020 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Baker Hughes		Transportation		GE Capital		Total
Six months ended June 30	2020	2019	2020	2019	2020	2019	2020	2019
Operations
Sales of goods and services	$—	$11,569	$—	$549	$—	$—	$—	$12,118
GE Capital revenues from services	—	—	—	—	(5)	(9)	(5)	(9)
Cost of goods and services sold	—	(9,631)	—	(478)	—	—	—	(10,109)
Other income, costs and expenses	(3)	(1,768)	(3)	(6)	(146)	(89)	(152)	(1,863)

Earnings (loss) of discontinued operations before income taxes	(3)	170	(3)	65	(151)	(98)	$(157)	$137
Benefit (provision) for income taxes	(11)	(116)	6	(19)	4	327	—	192
Earnings (loss) of discontinued operations, net of taxes(a)	$(14)	$55	$4	$46	$(147)	$228	$(157)	$329

Disposal
Gain (loss) on disposal before income taxes	(13)	—	—	3,471	—	47	$(13)	$3,517
Benefit (provision) for income taxes	—	—	—	(963)	—	(2)	—	(964)
Gain (loss) on disposal, net of taxes	$(13)	$—	$—	$2,508	$—	$45	$(13)	$2,553

Earnings (loss) from discontinued operations, net of taxes	$(27)	$55	$4	$2,554	$(147)	$273	$(171)	$2,881
(a) Earnings (loss) of discontinued operations attributable to the Company after income taxes was $17 million and $242 million for the three months ended June 30, 2020 and 2019, respectively. Earnings (loss) of discontinued operations attributable to the Company after income taxes was $(155) million and $317 million for the six months ended June 30, 2020 and 2019, respectively.

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS (In millions)	June 30, 2020	December 31, 2019
Cash, cash equivalents and restricted cash	$477	$638
Investment securities	91	202
Current receivables	61	81
Financing receivables held for sale (Polish mortgage portfolio)	2,398	2,485
Property, plant, and equipment	112	123
Deferred income taxes	213	264
All other assets	265	317
Assets of discontinued operations(a)	$3,617	$4,109

Accounts payable & Progress collections and deferred income	$15	$40
All other liabilities(b)	220	163
Liabilities of discontinued operations(a)	$235	$203

(a) Assets and liabilities of discontinued operations included $3,462 million and $84 million related to GE Capital as of June 30, 2020, respectively.
(b) Included within All other liabilities of discontinued operations at June 30, 2020 and December 31, 2019, are intercompany tax receivables in the amount of $829 million and $839 million, respectively, primarily related to the financial services businesses that were part of the GE Capital Exit Plan, which are offset within All other liabilities of Consolidated GE.

NOTE 3. INVESTMENT SECURITIES. All of our debt securities are classified as available-for-sale and substantially all are investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations. Changes in fair value of our debt securities are recorded in Other comprehensive income. Equity securities with readily determinable fair values are included within this caption and changes in their fair value are recorded in earnings.

	June 30, 2020				December 31, 2019
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Debt
U.S. corporate	$23,540	$5,771	$(136)	$29,175	$23,037	$4,636	$(11)	$27,661
Non-U.S. corporate	2,185	337	(5)	2,517	2,161	260	(1)	2,420
State and municipal	3,235	826	(22)	4,039	3,086	598	(15)	3,669
Mortgage and asset-backed	3,497	97	(136)	3,458	3,117	116	(4)	3,229
Government and agencies	1,257	206	—	1,463	1,391	126	—	1,516
Equity	6,465	—	—	6,465	10,025	—	—	10,025
Total	$40,179	$7,237	$(300)	$47,117	$42,816	$5,736	$(31)	$48,521

2020 2Q FORM 10-Q 47

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost of debt securities as of June 30, 2020, excludes accrued interest of $413 million, which is reported in Other GE Capital receivables.

The estimated fair values of investment securities at June 30, 2020 decreased since December 31, 2019, primarily due to the mark-to-market effects on our remaining interest in BKR, partially offset by a decrease in market yields and new investments in our insurance business. The fair value of the remaining BKR interest and promissory note receivable was $5,910 million at June 30, 2020.

Gross unrealized losses of $(271) million and $(29) million are associated with debt securities with a fair value of $3,066 million and $168 million that have been in a loss position for less than 12 months and 12 months or more, respectively, at June 30, 2020. Gross unrealized losses of $(11) million and $(20) million are associated with debt securities with a fair value of $724 million and $274 million that have been in a loss position for less than 12 months and 12 months or more, respectively, at December 31, 2019.

At June 30, 2020, gross unrealized losses of $(300) million included $(136) million related to U.S. corporate securities, primarily in the energy industry, and $(113) million related to commercial mortgage-backed securities (CMBS). Substantially all of our CMBS in an unrealized loss position have received investment-grade credit ratings from the major rating agencies and are collateralized by pools of commercial mortgage loans on real estate.

Net unrealized gains (losses) for equity securities with readily determinable fair values, which are recorded in Other income within continuing operations, were $1,929 million and $(51) million for the three months ended and $(3,843) million and $(42) million for the six months ended June 30, 2020 and 2019, respectively. The amount recognized in the six months ended June 30, 2020 primarily included a loss of $3,865 million related to our interest in BKR.

Proceeds from debt and equity securities sales, early redemptions by issuers and principal payments on the BKR promissory note totaled $1,450 million and $2,913 million for the three months ended and $2,705 million and $4,334 million for the six months ended June 30, 2020 and 2019, respectively. Gross realized gains on investment securities were $82 million and $32 million for the three months ended and $128 million and $76 million for the six months ended June 30, 2020 and 2019, respectively. Gross realized losses and impairments were $(69) million and $(67) million for the three months ended and $(85) million and $(105) million for the six months ended June 30, 2020 and 2019, respectively.

Contractual maturities of investments in debt securities (excluding mortgage and asset-backed securities) at June 30, 2020 are due as follows:

(In millions)	Amortized cost	Estimated fair value

Within one year	$643	$657
After one year through five years	2,483	2,676
After five years through ten years	6,516	7,599
After ten years	20,575	26,261

We expect actual maturities to differ from contractual maturities because issuers have the right to call or prepay certain obligations.

Substantially all our equity securities are classified within Level 1 and substantially all our debt securities are classified within Level 2, as their valuation is determined based on significant observable inputs. Investments with a fair value of $5,453 million and $5,210 million are classified within Level 3, as significant inputs to the valuation model are unobservable at June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020 and 2019, there were no significant transfers into or out of Level 3.

In addition to the equity securities described above, we hold $288 million and $517 million of equity securities without readily determinable fair value at June 30, 2020 and December 31, 2019, respectively, that are classified within All other assets in our consolidated Statement of Financial Position. Fair value adjustments, including impairments, recorded in earnings were $(65) million and $29 million for the three months ended and $(159) million and $23 million for the six months ended June 30, 2020 and 2019, respectively.

48 2020 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES	Consolidated		GE
(In millions)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Customer receivables(a)	$12,361	$12,594	$8,879	$9,507
Sundry receivables(b)(c)	4,840	5,049	5,021	5,247
Allowance for credit losses(d)	(1,160)	(874)	(1,157)	(872)
Total current receivables	$16,041	$16,769	$12,744	$13,883

(a) Includes Aviation receivables from CFM due to 737 MAX temporary fleet grounding of $1,367 million and $1,397 million as of June 30, 2020 and December 31, 2019, respectively. During 2020, CFM and Boeing reached an agreement to secure payment terms for engines delivered in 2019 and 2020, net of progress collections. Based on the agreement, the receivable is expected to be collected from Boeing through the first quarter of 2021.
(b) Includes supplier advances, revenue sharing programs receivables in our Aviation business, other non-income based tax receivables, primarily value-added tax related to our operations in various countries outside of the U.S., receivables from disposed businesses, including receivables for transactional services agreements and certain intercompany balances that eliminate upon consolidation. Revenue sharing program receivables in Aviation are amounts due from third parties who participate in engine programs by developing and supplying certain engine components through the life of the program. The participants share in program revenues, receive a share of customer progress payments and share costs related to discounts and warranties.
(c) Consolidated current receivables include deferred purchase price which represents our retained risk with respect to current customer receivables sold to third parties through one of the receivable facilities. The balance of the deferred purchase price held by GE Capital at June 30, 2020 and December 31, 2019 was $537 million and $421 million, respectively.
(d) GE allowance for credit losses primarily increased due to net new provisions of $272 million, offset by write-offs and foreign currency impact.

Sales of GE current customer receivables. When GE sells customer receivables to GE Capital or third parties it accelerates the receipt of cash that would otherwise have been collected from customers. In any given period, the amount of cash received from sales of customer receivables compared to the cash GE would have otherwise collected had those customer receivables not been sold represents the cash generated or used in the period relating to this activity. GE sales of customer receivables to GE Capital or third parties are made on arm's length terms and any discount related to time value of money is recognized by GE when the customer receivables are sold. As of June 30, 2020 and 2019, GE sold approximately 45% and 59%, respectively, of its gross customer receivables to GE Capital or third parties. Activity related to customer receivables sold by GE is as follows:

(In millions)	2020			2019
	GE Capital		Third Parties	GE Capital		Third Parties
Balance at January 1	$3,087		$6,757	$4,386		$7,880
GE sales to GE Capital	16,964		—	20,009		—
GE sales to third parties			773	—		2,760
GE Capital sales to third parties	(9,931)		9,931	(13,836)		13,836
Collections and other	(6,807)		(13,565)	(7,140)		(17,644)
Reclassification from long-term customer receivables	170		—	209		—
Balance at June 30	$3,482	(a)	$3,897	$3,627	(a)	$6,831
(a) At June 30, 2020 and 2019, $661 million and $964 million, respectively, of the current receivables purchased and retained by GE Capital had been sold by GE to GE Capital with recourse (i.e., GE retains all or some risk of default). The effect on GE cash flows from operating activities (CFOA) of claims by GE Capital on receivables sold with recourse was insignificant for the six months ended June 30, 2020 and 2019.

LONG-TERM RECEIVABLES	Consolidated		GE
(In millions)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Long-term customer receivables(a)	$688	$906	$465	$506
Long-term sundry receivables(b)	1,399	1,504	1,792	1,834
Allowance for credit losses	(127)	(128)	(127)	(128)
Total long-term receivables	$1,960	$2,282	$2,130	$2,212
(a) At June 30, 2020 and December 31, 2019, GE Capital held $223 million and $400 million, respectively, of GE long-term customer receivables, of which $197 million and $312 million had been purchased with recourse (i.e., GE retains all or some risk of default). GE sold an insignificant amount of long-term customer receivables during the six months ended June 30, 2020 and 2019.
(b) Includes supplier advances, revenue sharing programs receivables, other non-income based tax receivables and certain intercompany balances that eliminate upon consolidation.

2020 2Q FORM 10-Q 49

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNCONSOLIDATED RECEIVABLES FACILITIES. GE Capital has two revolving receivables facilities, under which customer receivables purchased from GE are sold to third parties. In the first facility, which has a program size of $3,000 million, upon the sale of receivables, we receive proceeds of cash and deferred purchase price and the Company’s remaining risk with respect to the sold receivables is limited to the balance of the deferred purchase price. In the second facility, which has a program size of $800 million, upon the sale of receivables, we receive proceeds of cash only and therefore the Company has no remaining risk with respect to the sold receivables. The program size of the second facility decreased from $1,200 million to $800 million during the six months ended June 30, 2020.

Activity related to these facilities is included in the GE Capital sales to third parties line in the sales of GE current customer receivables table above and is as follows:

Six months ended June 30 (In millions)	2020	2019
Customer receivables sold to receivables facilities	$7,679	$10,786
Total cash purchase price for customer receivables	7,240	10,497
Cash collections re-invested to purchase customer receivables	6,453	8,830

Non-cash increases to deferred purchase price	$390	$137
Cash payments received on deferred purchase price	274	220

CONSOLIDATED SECURITIZATION ENTITIES. GE Capital consolidates three variable interest entities (VIEs) that purchased customer receivables and long-term customer receivables from GE. At June 30, 2020 and December 31, 2019, these VIEs held current customer receivables of $1,386 million and $2,080 million and long-term customer receivables of $217 million and $375 million, respectively. At June 30, 2020 and December 31, 2019, the outstanding non-recourse debt under their respective debt facilities was $396 million and $1,655 million, respectively.

NOTE 5. FINANCING RECEIVABLES AND ALLOWANCES

	Consolidated		GE Capital
(In millions)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Loans, net of deferred income	$1,212	$1,098	$5,049	$4,927
Investment in financing leases, net of deferred income	1,955	2,070	1,955	2,070
	3,167	3,168	7,004	6,996
Allowance for losses	(72)	(33)	(45)	(17)
Financing receivables – net	$3,095	$3,134	$6,959	$6,979

Consolidated finance lease income was $34 million and $45 million in the three months ended June 30, 2020 and 2019, respectively, and $78 million and $91 million in the six months ended June 30, 2020 and 2019, respectively.

We manage our GE Capital financing receivables portfolio using delinquency and nonaccrual data as key performance indicators. At June 30, 2020, 8.5%, 4.7% and 4.6% of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively, with the vast majority of nonaccrual financing receivables secured by collateral. At December 31, 2019, 4.2%, 2.9% and 6.1% of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively.

GE Capital financing receivables that comprise receivables purchased from GE are reclassified to either Current receivables or All other assets in our consolidated Statement of Financial Position. To the extent these receivables are purchased with full or limited recourse, they are excluded from the delinquency and nonaccrual data above. See Note 4 for further information.

NOTE 6. INVENTORIES

(In millions)	June 30, 2020	December 31, 2019
Raw materials and work in process	$8,976	$8,771
Finished goods	6,275	5,333
Total inventories	$15,251	$14,104

50 2020 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

(In millions)	June 30, 2020	December 31, 2019
Original cost	$76,137	$75,187
Less accumulated depreciation and amortization	(33,317)	(31,897)
Property, plant and equipment – net	$42,821	$43,290

Consolidated depreciation and amortization on property, plant and equipment was $1,290 million and $970 million for the three months ended June 30, 2020 and 2019, respectively, and $2,281 million and $1,965 million in the six months ended June 30, 2020 and 2019, respectively.

During the three and six months ended June 30, 2020, our GECAS business recognized pre-tax impairments of $292 million and $337 million, respectively, on its fixed-wing aircraft operating lease portfolio. Pre-tax impairments were insignificant for the three and six months ended June 30, 2019. We determined the fair values of these assets using primarily the income approach. These charges are included in costs of services sold within the Statement of Earnings (Loss) and within our Capital segment.

Income on our operating lease portfolio, primarily from our GECAS business, was $795 million and $1,017 million for the three months ended June 30, 2020 and 2019, respectively, and comprised fixed lease income of $714 million and $774 million and variable lease income of $82 million and $243 million, respectively. Income on our operating lease portfolio was $1,672 million and $1,949 million for the six months ended June 30, 2020 and 2019, respectively, and comprises fixed lease income of $1,419 million and $1,539 million and variable lease income of $253 million and $411 million, respectively.

Operating Lease Assets and Liabilities. Our consolidated Right of use operating lease (ROU) assets, included within property, plant and equipment in our Statement of Financial Position were $2,683 million and $2,896 million, as of June 30, 2020 and December 31, 2019, respectively. Our consolidated operating lease liabilities, included in All other liabilities in our Statement of Financial Position, were $2,930 million and $3,162 million, as of June 30, 2020 and December 31, 2019, respectively, which included GE Industrial operating lease liabilities of $3,117 million and $3,369 million, respectively.

OPERATING LEASE EXPENSE	Three months ended June 30		Six months ended June 30
(In millions)	2020	2019	2020	2019
Long-term (fixed)	$183	$219	$360	$445
Long-term (variable)	24	27	45	71
Short-term	54	43	123	90
Total operating lease expense	$261	$289	$528	$606
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL (In millions)	January 1, 2020	Impairments	Currency exchange and other	Balance at June 30, 2020
Power	$145	$—	$—	$145
Renewable Energy	3,290	—	(67)	3,223
Aviation	9,859	(877)	8	8,989
Healthcare	11,728	—	(4)	11,723
Capital	839	(839)	—	—
Corporate	873	—	(3)	871
Total	$26,734	$(1,717)	$(66)	$24,951

We test goodwill for impairment annually in the fourth quarter. In assessing the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, we consider all available evidence, including (i) the results of our impairment testing from the most recent testing date (in particular, the magnitude of the excess of fair value over carrying value observed), (ii) downward revisions to internal forecasts or decreases in market multiples (and the magnitude thereof), if any, and (iii) declines in market capitalization below book value (and the magnitude and duration of those declines), if any. Due to the impact of recent events, including challenges from declines in current market conditions, we performed an interim impairment test at our Additive reporting unit within our Aviation segment and GECAS reporting unit within our Capital segment in the second quarter of 2020, both of which incorporated a combination of income and market valuation approaches. The results of the analysis indicated that carrying values of both reporting units were in excess of their respective fair values. Therefore, we recorded non-cash impairment losses of $877 million and $839 million for the Additive and GECAS reporting units, respectively, in the caption Goodwill impairments in our consolidated Statement of Earnings (Loss). All of the goodwill in Additive was the result of the Arcam AB and Concept Laser GmBH acquisitions in 2016. Of the $839 million of goodwill for GECAS, $729 million arose from the acquisition of Milestone Aviation, our helicopter leasing business, in 2015. After the impairment charges, there is $222 million goodwill remaining in our Additive reporting unit and no goodwill remaining in our GECAS reporting unit. Since the fair value of our Additive reporting unit now equals its carrying value, we will continue to monitor the remaining goodwill in this reporting unit for impairment in future periods.

2020 2Q FORM 10-Q 51

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also, in the second quarter of 2020, we performed an analysis of the impact of recent events, including business and industry specific considerations, on the fair value of our Grid Solutions software reporting unit in our Digital business within Corporate and concluded an interim impairment test was not required. While the goodwill of this reporting unit is not currently impaired there can be no assurances that goodwill will not be impaired in future periods. We will continue to monitor the operating results, cash flow forecasts and challenges from declines in current market conditions, as well as impacts of COVID-19 for this reporting unit as its fair value is not significantly in excess of its carrying value. At June 30, 2020, goodwill in our Grid Solutions software reporting unit was $871 million.

OTHER INTANGIBLE ASSETS - NET (In millions)	June 30, 2020	December 31, 2019
Intangible assets subject to amortization	$10,168	$10,653

Intangible assets decreased in the second quarter of 2020, primarily as a result of amortization. Consolidated amortization expense was $308 million and $357 million in the three months ended June 30, 2020 and 2019, respectively, and $648 million and $724 million in the six months ended June 30, 2020 and 2019, respectively.

NOTE 9. REVENUES. The equipment and services revenues classification in the table below is consistent with our segment MD&A presentation.

EQUIPMENT & SERVICES REVENUES
Three months ended June 30 (In millions)	2020			2019
	Equipment	Services	Total	Equipment	Services	Total
Power	$1,488	$2,669	$4,156	$1,463	$3,218	$4,681
Renewable Energy	2,722	783	3,505	2,867	760	3,627
Aviation	2,031	2,352	4,384	3,033	4,844	7,877
Healthcare	2,050	1,843	3,893	2,838	2,095	4,934
Corporate items and industrial eliminations	9	120	129	69	229	298
Total GE Industrial revenues	$8,299	$7,767	$16,066	$10,269	$11,147	$21,416

Six months ended June 30 (In millions)	2020			2019
	Equipment	Services	Total	Equipment	Services	Total
Power	$2,994	$5,187	$8,181	$3,039	$6,259	$9,298
Renewable Energy	5,298	1,401	6,698	4,848	1,317	6,165
Aviation	4,475	6,801	11,276	6,146	9,685	15,831
Healthcare	4,749	3,872	8,620	5,492	4,125	9,616
Corporate items and industrial eliminations	(39)	174	135	352	478	830
Total GE Industrial revenues	$17,476	$17,434	$34,910	$19,878	$21,863	$41,740

REVENUES	Three months ended June 30		Six months ended June 30
(In millions)	2020	2019	2020	2019
Gas Power	$3,077	$3,246	$5,936	$6,510
Power Portfolio	1,079	1,434	2,244	2,788
Power	$4,156	$4,681	$8,181	$9,298

Onshore Wind	$2,487	$2,450	$4,612	$3,891
Grid Solutions equipment and services	812	935	1,652	1,852
Hydro, Offshore Wind and other	205	242	435	422
Renewable Energy	$3,505	$3,627	$6,698	$6,165

Commercial Engines & Services	$2,232	$5,848	$7,009	$11,797
Military	1,161	976	2,121	2,013
Systems & Other	990	1,052	2,146	2,021
Aviation	$4,384	$7,877	$11,276	$15,831

Healthcare Systems	$3,523	$3,589	$6,971	$7,021
Pharmaceutical Diagnostics	370	517	820	1,003
BioPharma	—	828	830	1,593
Healthcare	$3,893	$4,934	$8,620	$9,616

Corporate items and industrial eliminations	129	298	135	830
Total GE Industrial revenues	$16,066	$21,416	$34,910	$41,740
Capital	1,845	2,321	3,768	4,548
GE Capital-GE eliminations	$(162)	$(323)	$(406)	$(672)
Consolidated revenues	$17,750	$23,414	$38,273	$45,616

52 2020 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REMAINING PERFORMANCE OBLIGATION. As of June 30, 2020, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $227,598 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: (1) equipment-related remaining performance obligation of $44,411 million, of which 63%, 83% and 97% is expected to be satisfied within 1, 2 and 5 years, respectively, and the remaining thereafter; and (2) services-related remaining performance obligation of $183,188 million, of which 11%, 43%, 67% and 82% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.

NOTE 10. CONTRACT AND OTHER DEFERRED ASSETS & PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract and other deferred assets decreased $1,246 million in the first half of 2020. Our long-term service agreements decreased primarily due to billings of $4,527 million and a net unfavorable change in estimated profitability of $791 million at Aviation and $22 million at Power, offset by revenues recognized of $4,670 million. The decrease in long-term service agreements at Aviation included a $536 million pre-tax charge to reflect the cumulative impacts of changes to billing and cost assumptions for certain long-term service agreements, reflecting lower engine utilization, anticipated customer fleet restructuring and contract modifications. Additional adjustments could occur in future periods and could be material for certain long-term service agreements if actual customer operating behavior differs significantly from Aviation's current estimates.

June 30, 2020 (In millions)	Power	Aviation	Renewable Energy	Healthcare	Other	Total
Revenues in excess of billings	$5,323	$4,404	$—	$—	$—	$9,728
Billings in excess of revenues	(1,505)	(3,910)	—	—	—	(5,415)
Long-term service agreements(a)	3,818	494	—	—	—	4,312
Short-term and other service agreements	152	343	41	187	37	759
Equipment contract revenues(b)	2,415	76	1,249	307	155	4,202
Total contract assets	6,385	913	1,290	494	192	9,273

Deferred inventory costs	933	475	982	339	—	2,730
Nonrecurring engineering costs	24	2,355	41	32	—	2,452
Customer advances and other(c)	—	1,132	—	—	(32)	1,100
Contract and other deferred assets	$7,342	$4,875	$2,313	$865	$160	$15,555

December 31, 2019 (In millions)
Revenues in excess of billings	$5,342	$4,996	$—	$—	$—	$10,338
Billings in excess of revenues	(1,561)	(3,719)	—	—	—	(5,280)
Long-term service agreements(a)	3,781	1,278	—	—	—	5,058
Short-term and other service agreements	190	316	43	169	—	717
Equipment contract revenues(b)	2,508	82	1,217	324	106	4,236
Total contract assets	6,478	1,675	1,260	492	106	10,011

Deferred inventory costs	943	287	1,677	359	—	3,267
Nonrecurring engineering costs	44	2,257	47	35	8	2,391
Customer advances and other(c)	—	1,165	—	—	(32)	1,133
Contract and other deferred assets	$7,465	$5,384	$2,985	$886	$82	$16,801

(a)
Included amounts due from customers at Aviation for the sales of engines, spare parts and services, which we will collect through higher usage-based fees from servicing equipment under long-term service agreements, totaling $1,791 million and $1,712 million as of June 30, 2020 and December 31, 2019, respectively. The corresponding discount is recorded within liabilities as Deferred income and amounted to $297 million and $308 million as of June 30, 2020 and December 31, 2019, respectively.

(b)
Included are amounts due from customers at Power for the sale of services upgrades, which we collect through incremental fixed or usage-based fees from servicing the equipment under long-term service agreements, totaling $862 million and $909 million as of June 30, 2020 and December 31, 2019, respectively.

(c)
Included advances to and amounts due from customers at Aviation for the sale of engines, spare parts and services, which we will collect through incremental fees for goods and services to be delivered in future periods, totaling $955 million and $986 million as of June 30, 2020 and December 31, 2019, respectively. The corresponding discount is recorded within liabilities as Deferred income and amounted to $262 million and $256 million as of June 30, 2020 and December 31, 2019, respectively.

Progress collections and deferred income decreased $604 million in the first half of 2020 primarily due to the timing of revenue recognition in excess of new collections received, primarily at Power and Renewable Energy. These decreases were partially offset by early payments received at our Aviation Military equipment business of $708 million in the second quarter of 2020 as part of the U.S. Department of Defense's efforts to support vendors in its supply chain during the pandemic.

Revenues recognized for contracts included in liability position at the beginning of the year were $6,585 million and $7,498 million for the six months ended June 30, 2020 and 2019, respectively.

2020 2Q FORM 10-Q 53

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 (In millions)	Power	Aviation	Renewable Energy	Healthcare	Other	Total
Progress collections on equipment contracts	$5,011	$152	$1,184	$—	$—	$6,347
Other progress collections	431	5,324	3,716	343	171	9,985
Total progress collections	5,441	5,476	4,901	343	171	16,332
Deferred income(a)	48	1,569	329	1,691	121	3,759
GE Progress collections and deferred income	$5,489	$7,046	$5,230	$2,034	$292	$20,091

December 31, 2019 (In millions)
Progress collections on equipment contracts	$5,857	$115	$1,268	$—	$—	$7,240
Other progress collections	413	4,748	4,193	305	189	9,849
Total progress collections	6,270	4,863	5,461	305	189	17,089
Deferred income(a)	49	1,528	284	1,647	98	3,606
GE Progress collections and deferred income	$6,319	$6,391	$5,745	$1,952	$287	$20,694

(a)	Included in this balance are finance discounts associated with customer advances at Aviation of $560 million and $564 million as of June 30, 2020 and December 31, 2019, respectively.

NOTE 11. BORROWINGS

(In millions)	June 30, 2020	December 31, 2019
Commercial paper	$505	$3,008
Current portion of long-term borrowings	38	766
Current portion of long-term borrowings assumed by GE	3,679	5,473
Other	1,194	1,832
Total GE short-term borrowings	$5,416	$11,079

Current portion of long-term borrowings	$4,000	$11,226
Intercompany payable to GE	3,237	2,104
Other	601	804
Total GE Capital short-term borrowings	$7,837	$14,134

Eliminations	(4,195)	(3,140)
Total short-term borrowings	$9,059	$22,072

Senior notes	$18,387	$14,762
Senior notes assumed by GE	20,046	23,024
Subordinated notes assumed by GE	1,673	2,871
Other	293	324
Total GE long-term borrowings	$40,398	$40,980

Senior notes	$31,253	$25,371
Subordinated notes	188	178
Intercompany payable to GE	17,435	17,038
Other	584	626
Total GE Capital long-term borrowings	$49,460	$43,213

Eliminations	(17,435)	(17,038)
Total long-term borrowings	$72,423	$67,155
Non-recourse borrowings of consolidated securitization entities	396	1,655
Total borrowings	$81,878	$90,882

At June 30, 2020, the outstanding GE Capital borrowings that had been assumed by GE as part of the GE Capital Exit Plan was $25,398 million ($3,679 million short term and $21,719 million long term), for which GE has an offsetting Receivable from GE Capital of $20,672 million. The difference of $4,726 million ($442 million in short-term borrowings and $4,284 million in long-term borrowings) represents the amount of borrowings GE Capital had funded with available cash to GE via intercompany loans in lieu of GE issuing borrowings externally. GE repaid a total of $7.5 billion of intercompany loans from GE Capital in the second quarter of 2020.

At June 30, 2020, total GE borrowings of $25,142 million comprised GE-issued borrowings of $20,416 million and intercompany loans from GE Capital to GE of $4,726 million as described above.

GE has provided a full and unconditional guarantee on the payment of the principal and interest on all tradable senior and subordinated outstanding long-term debt securities issued by GE Capital. This guarantee applies to $32,426 million and $34,683 million of GE Capital debt at June 30, 2020 and December 31, 2019, respectively.

54 2020 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-recourse borrowings of consolidated securitization entities included an insignificant amount and $1,569 million of current portion of long-term borrowings at June 30, 2020 and December 31, 2019, respectively. See Notes 4 and 18 for further information.

In the second quarter of 2020, GE issued a total of $7,500 million in aggregate principal amount of senior unsecured debt, comprising $1,000 million of 3.450% Notes due 2027, $1,250 million of 3.625% Notes due 2030, $1,500 million of 4.250% Notes due 2040, and $3,750 million of 4.350% Notes due 2050, and used these proceeds in addition to a portion of the proceeds from the BioPharma sale to repay a total of $7,500 million of intercompany loans to GE Capital and to complete a tender offer to purchase $4,237 million in aggregate principal amount of certain GE unsecured debt, comprising $2,046 million of 2.700% Notes due 2022, €934 million ($1,011 million equivalent) of 0.375% Notes due 2022, €425 million ($460 million equivalent) of 1.250% Notes due 2023, €376 million ($407 million equivalent) of floating-rate Notes due 2020, and $312 million of 3.375% Notes due 2024. The total cash consideration paid for these purchases was $4,282 million and the total carrying amount of the purchased notes was $4,228 million, resulting in a loss of $63 million (including $9 million of fees and other costs associated with the tender) which was recorded in Interest and other financial charges in the GE Statement of Earnings (Loss). In addition to the purchase price, GE paid any accrued and unpaid interest on the purchased notes through the date of purchase.

In the second quarter of 2020, GE Capital issued a total of $6,000 million in aggregate principal amount of senior unsecured debt with maturities ranging from 2025 to 2032, and used these proceeds in addition to the proceeds received from repayments of intercompany loans from GE to complete tender offers to purchase a total of $9,787 million in aggregate principal amount of certain senior unsecured debt. The total cash consideration paid for these purchases was $9,950 million and the total carrying amount of the purchased notes was $9,827 million, resulting in a total loss of $143 million (including $20 million of fees and other costs associated with the tender) which was recorded in Interest and other financial charges in the GE Capital Statement of Earnings (Loss). In addition to the purchase price, GE Capital paid any accrued and unpaid interest on the purchased notes through the date of purchase.

See Note 17 for further information about borrowings and associated interest rate swaps.

NOTE 12. INSURANCE LIABILITIES AND ANNUITY BENEFITS. Insurance liabilities and annuity benefits comprise mainly obligations to annuitants and insureds in our run-off insurance activities.

June 30, 2020 (In millions)	Long-term care insurance contracts	Structured settlement annuities & life insurance contracts	Other contracts	Other adjustments(a)	Total
Future policy benefit reserves	$16,794	$9,385	$179	$6,873	$33,231
Claim reserves	4,330	282	1,087	—	5,699
Investment contracts	—	1,085	1,044	—	2,129
Unearned premiums and other	27	187	143	—	357
	21,151	10,939	2,453	6,873	41,416
Eliminations	—	—	(462)	—	(462)
Total	$21,151	$10,939	$1,991	$6,873	$40,954

December 31, 2019 (In millions)
Future policy benefit reserves	$16,755	$9,511	$183	$5,655	$32,104
Claim reserves	4,238	252	1,125	—	5,615
Investment contracts	—	1,136	1,055	—	2,191
Unearned premiums and other	30	196	96	—	322
	21,023	11,095	2,459	5,655	40,232
Eliminations	—	—	(406)	—	(406)
Total	$21,023	$11,095	$2,053	$5,655	$39,826
(a) To the extent that unrealized gains on specific investment securities supporting our insurance contracts would result in a premium deficiency should those gains be realized, an increase in future policy benefit reserves is recorded, with an after-tax reduction of net unrealized gains recognized through Accumulated other comprehensive income (loss) (AOCI) in our consolidated Statement of Earnings (Loss).

The increase in insurance liabilities and annuity benefits of $1,128 million from December 31, 2019 to June 30, 2020, is primarily due to an adjustment of $1,218 million resulting from an increase in unrealized gains on investment securities that would result in a premium deficiency should those gains be realized.

Claim reserves included incurred claims of $945 million and $981 million, of which insignificant amounts related to the recognition of adjustments to prior year claim reserves arising from our periodic reserve evaluation for the six months ended June 30, 2020 and 2019, respectively. Paid claims were $888 million and $824 million in the six months ended June 30, 2020 and 2019, respectively.

2020 2Q FORM 10-Q 55

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reinsurance recoverables are recorded when we cede insurance risk to third parties but are not relieved from our primary obligation to policyholders and cedents. These amounts, net of allowances of $1,430 million and $1,355 million, are included in Other GE Capital receivables in our consolidated Statement of Financial Position and amounted to $2,465 million and $2,416 million at June 30, 2020 and December 31, 2019, respectively.

NOTE 13. POSTRETIREMENT BENEFIT PLANS. We sponsor a number of pension and retiree health and life insurance benefit plans that we present in three categories, principal pension plans, other pension plans and principal retiree benefit plans. Principal pension plans represent the GE Pension Plan and the GE Supplementary Pension Plan. Other pension plans include U.S. and non-U.S. pension plans with pension assets or obligations greater than $50 million. Principal retiree benefit plans provide health and life insurance benefits to certain eligible participants and these participants share in the cost of the healthcare benefits. Smaller pension plans with pension assets or obligations less than $50 million and other retiree benefit plans are not presented.

EFFECT ON OPERATIONS OF BENEFIT PLANS. The components of benefit plans costs other than the service cost are included in the caption Non-operating benefit costs in our consolidated Statement of Earnings (Loss).

Principal pension plans	Three months ended June 30		Six months ended June 30
(In millions)	2020	2019	2020	2019
Service cost for benefits earned	$192	$160	$345	$318
Prior service cost amortization	37	34	74	67
Expected return on plan assets	(748)	(862)	(1,496)	(1,725)
Interest cost on benefit obligations	589	723	1,176	1,449
Net actuarial loss amortization	851	770	1,699	1,533
Curtailment/settlement loss (gain)	—	—	—	51
Benefit plans cost	$921	$825	$1,798	$1,693

Principal retiree benefit plans income was $22 million and $30 million for the three months ended June 30, 2020 and 2019, and $54 million and $91 million for the six months ended June 30, 2020 and 2019, respectively, which includes a curtailment gain of $33 million in 2019 resulting from the Transportation transaction. Other pension plans cost were immaterial for the three months ended June 30, 2020 and 2019, and for the six months ended June 30, 2020 and 2019.

We also have a defined contribution plan for eligible U.S. employees that provides discretionary contributions. Defined contribution plan costs were $87 million and $90 million for the three months ended June 30, 2020 and 2019, and $182 million and $191 million for the six months ended June 30, 2020 and 2019, respectively.

NOTE 14. INCOME TAXES. Our consolidated effective income tax rate was (3.3)% and (5.0)% during the six months ended June 30, 2020 and 2019, respectively. The negative rates for 2020 and 2019 reflect tax benefits on pre-tax income. The rate for 2020 is lower than the U.S. statutory rate primarily due to the lower tax rate on the sale of our BioPharma business. The low tax rate on the sale reflects gain outside the U.S. taxed at lower than 21% and because we recorded $633 million of the tax associated with preparatory steps for the transaction in the fourth quarter of 2019. This was partially offset by the largely non-deductible goodwill impairment charges associated with our Additive business within our Aviation segment and our GECAS business within our Capital segment. The rate for 2019 benefited from favorable audit resolutions, U.S. business credits and the lower-taxed disposition of our Digital ServiceMax business. This was partially offset by the cost of global activities, including the base erosion and global intangible low tax income provisions and from a largely non-deductible goodwill impairment charge associated with our Grid Solutions equipment and services business within our Renewable Energy segment.

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

56 2020 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. SHAREHOLDERS’ EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	Three months ended June 30		Six months ended June 30
(In millions)	2020	2019	2020	2019
Beginning balance	$20	$(16)	$61	$(39)
AOCI before reclasses – net of taxes of $8, $(23), $7 and $15(a)	34	94	41	121
Reclasses from AOCI – net of taxes of $(2), $(5), $(14) and $(6)	(7)	(18)	(55)	(22)
AOCI	27	76	(14)	99
Less AOCI attributable to noncontrolling interests	—	—	—	1
Investment securities AOCI ending balance	$47	$60	$47	$60

Beginning balance	$(4,685)	$(5,810)	$(4,818)	$(6,134)
AOCI before reclasses – net of taxes of $25, $13, $20 and $39	(58)	(308)	(613)	(1)
Reclasses from AOCI – net of taxes of $0, $0, $0 and $(4)(b)	1	167	691	284
AOCI	(57)	(141)	78	283
Less AOCI attributable to noncontrolling interests	1	(77)	3	22
Currency translation adjustments AOCI ending balance	$(4,743)	$(5,874)	$(4,743)	$(5,874)

Beginning balance	$(163)	$49	$49	$13
AOCI before reclasses – net of taxes of $(24), $(8), $(69) and $3	40	(50)	(222)	(16)
Reclasses from AOCI – net of taxes of $(1), $4, $8 and $1(b)	13	25	64	28
AOCI	53	(25)	(158)	12
Less AOCI attributable to noncontrolling interests	—	(1)	—	1
Cash flow hedges AOCI ending balance	$(109)	$26	$(109)	$26

Beginning balance	$(5,991)	$(7,708)	$(7,024)	$(8,254)
AOCI before reclasses – net of taxes of $(2), $13, $28 and $(35)	(74)	7	145	(111)
Reclasses from AOCI – net of taxes of $187, $164, $426 and $347(b)	678	632	1,495	1,294
AOCI	604	639	1,640	1,183
Less AOCI attributable to noncontrolling interests	—	(6)	3	(8)
Benefit plans AOCI ending balance	$(5,387)	$(7,063)	$(5,387)	$(7,063)

AOCI at June 30	$(10,194)	$(12,852)	$(10,194)	$(12,852)

(a) Included adjustments of $(2,229) million and $(1,054) million for the three months ended June 30, 2020 and 2019, respectively and $(962) million and $(2,011) million for the six months ended June 30, 2020 and 2019, respectively, related to insurance liabilities and annuity benefits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment security gains been realized. See Note 12 for further information.
(b) The total reclassification from AOCI included $836 million, including currency translation of $688 million, net of taxes, for the six months ended June 30, 2020, related to the sale of our BioPharma business within our Healthcare segment.

In 2016, we issued $5,694 million of GE Series D preferred stock, which are callable on January 21, 2021. In addition to Series D, $250 million of existing GE Series A, B and C preferred stock are also outstanding. The total carrying value of GE preferred stock at June 30, 2020 was $5,826 million and will increase to $5,944 million by the respective call dates through periodic accretion. See our Annual Report on Form 10-K for the year ended December 31, 2019 for further information.

Noncontrolling interests in equity of consolidated affiliates amounted to $1,579 million and $1,545 million at June 30, 2020 and December 31, 2019, respectively.

Redeemable noncontrolling interests, presented within All other liabilities in our consolidated Statement of Financial Position, include common shares issued by our affiliates that are redeemable at the option of the holder of those interests and amounted to $474 million and $439 million as of June 30, 2020 and December 31, 2019, respectively.

2020 2Q FORM 10-Q 57

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. EARNINGS PER SHARE INFORMATION

Three months ended June 30	2020		2019
(Earnings for per-share calculation, in millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Earnings from continuing operations	$(1,995)	$(1,995)	$(114)	$(114)
Preferred stock dividends	(192)	(192)	(188)	(188)
Accretion of redeemable noncontrolling interests, net of tax(a)	(135)	(135)	—	—
Earnings from continuing operations attributable to common shareholders	(2,322)	(2,322)	(302)	(302)
Earnings (loss) from discontinued operations	7	7	241	241
Net earnings (loss) attributable to GE common shareholders	$(2,314)	$(2,314)	$(61)	$(61)

Shares of GE common stock outstanding	8,750	8,750	8,724	8,724
Employee compensation-related shares (including stock options)	—	—	—	—
Total average equivalent shares	8,750	8,750	8,724	8,724

Earnings per share from continuing operations	$(0.27)	$(0.27)	$(0.03)	$(0.03)
Earnings (loss) per share from discontinued operations	—	—	0.03	0.03
Net earnings (loss) per share	(0.26)	(0.26)	(0.01)	(0.01)

Potentially dilutive securities(b)	459		486

Six months ended June 30	2020		2019
(Earnings for per-share calculation; in millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Earnings from continuing operations	$4,370	$4,370	$828	$843
Preferred stock dividends	(235)	(235)	(228)	(228)
Accretion of redeemable noncontrolling interests, net of tax(a)	$(135)	$(135)	—	—
Earnings from continuing operations attributable to common shareholders	$4,000	$4,000	$600	$616
Earnings (loss) from discontinued operations	(168)	(168)	2,845	2,861
Net earnings attributable to GE common shareholders	$3,832	$3,832	$3,461	$3,476

Shares of GE common stock outstanding	8,746	8,746	8,716	8,716
Employee compensation-related shares (including stock options)	6	—	13	—
Total average equivalent shares	8,752	8,746	8,730	8,716

Earnings from continuing operations	$0.46	$0.46	$0.07	$0.07
Loss from discontinued operations	(0.02)	(0.02)	0.33	0.33
Net earnings	0.44	0.44	0.40	0.40

Potentially dilutive securities(b)	440		468
(a) Represents accretion adjustment of redeemable noncontrolling interests in our Additive business within our Aviation segment.
(b) Outstanding stock awards not included in the computation of diluted earnings per share because their effect was antidilutive.

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities, and, therefore, are included in the computation of earnings per share pursuant to the two-class method. For the three months ended June 30, 2020 and 2019, as a result of the loss from continuing operations, losses were not allocated to the participating securities. For the six months ended June 30, 2020 and 2019, application of this treatment had an insignificant effect.

NOTE 17. FINANCIAL INSTRUMENTS. The following table provides information about assets and liabilities not carried at fair value and excludes finance leases, equity securities without readily determinable fair value and non-financial assets and liabilities. Substantially all of these assets are considered to be Level 3 and the vast majority of our liabilities’ fair value are considered Level 2.

		June 30, 2020		December 31, 2019
(In millions)		Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value
Assets	Loans and other receivables	$3,668	$3,722	$4,113	$4,208
Liabilities	Borrowings (Note 11)	81,878	83,054	90,882	97,754
	Investment contracts (Note 12)	2,129	2,597	2,191	2,588

The lower fair value in relation to carrying value for borrowings at June 30, 2020 compared to December 31, 2019 was driven primarily by widening GE credit spreads, partially offset by a decline in market interest rates. Unlike the carrying amount, estimated fair value of borrowings included $863 million and $1,106 million of accrued interest at June 30, 2020 and December 31, 2019, respectively.

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the above disclosures; such items include cash and equivalents, investment securities and derivative financial instruments.

58 2020 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DERIVATIVES AND HEDGING. Our policy requires that derivatives are used solely for managing risks and not for speculative purposes. Total gross notional was $89,801 million ($44,760 million in GE Capital and $45,041 million in GE) and $98,018 million ($55,704 million in GE Capital and $42,314 million in GE) at June 30, 2020 and December 31, 2019, respectively. GE Capital notional relates primarily to managing interest rate and currency risk between financial assets and liabilities, and GE notional relates primarily to managing currency risk.

FAIR VALUE OF DERIVATIVES	June 30, 2020			December 31, 2019
(In millions)	Gross Notional	All other assets	All other liabilities	Gross Notional	All other assets	All other liabilities
Interest rate contracts	$20,790	$2,081	$9	$23,918	$1,636	$11
Currency exchange contracts	6,457	58	194	7,044	99	46
Derivatives accounted for as hedges	$27,247	$2,139	$203	$30,961	$1,734	$57

Interest rate contracts	$717	$9	$7	$3,185	$18	$12
Currency exchange contracts	60,356	750	1,018	62,165	697	744
Other contracts	1,482	87	30	1,706	123	40
Derivatives not accounted for as hedges	$62,554	$846	$1,055	$67,056	$838	$796

Gross derivatives	$89,801	$2,985	$1,257	$98,018	$2,572	$853

Netting and credit adjustments		$(704)	$(710)		$(546)	$(546)
Cash collateral adjustments		(1,212)	(149)		(1,286)	(105)
Net derivatives recognized in statement of financial position		$1,069	$398		$740	$202

Net accrued interest		$118	$15		$182	$1
Securities held as collateral		(720)	—		(469)	—
Net amount		$467	$413		$452	$203

Fair value of derivatives in our consolidated Statement of Financial Position excludes accrued interest. Cash collateral adjustments excluded excess collateral received and posted of $104 million and $998 million at June 30, 2020, respectively, and $104 million and $603 million at December 31, 2019, respectively. Securities held as collateral excluded excess collateral received of $37 million and $27 million at June 30, 2020 and December 31, 2019, respectively.

FAIR VALUE HEDGES. We use derivatives to hedge the effects of interest rate and currency exchange rate changes on our borrowings. At June 30, 2020, the cumulative amount of hedging adjustments of $6,503 million (including $2,342 million on discontinued hedging relationships) was included in the carrying amount of the hedged liability of $46,255 million. At June 30, 2019, the cumulative amount of hedging adjustments of $4,221 million (including $2,568 million on discontinued hedging relationships) was included in the carrying amount of the hedged liability of $58,344 million. The cumulative amount of hedging adjustments was primarily recorded in long-term borrowings.

CASH FLOW HEDGES. Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction occurs. The gain (loss) recognized in AOCI was $53 million and $(49) million for the three months ended June 30, 2020 and 2019, respectively, and $(260) million and $(2) million for the six months ended June 30, 2020 and 2019, respectively. These amounts were primarily related to currency exchange and interest rate contracts.

The total amount in AOCI related to cash flow hedges of forecasted transactions was a $118 million loss at June 30, 2020. We expect to reclassify $85 million of loss to earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. For all periods presented we recognized an immaterial amount related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At June 30, 2020 and 2019, the maximum term of derivative instruments that hedge forecasted transactions was 15 years and 13 years, respectively.

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

The total gain (loss) recognized in AOCI on hedging instruments for the three months ended June 30, 2020 and 2019 was $(90) million and $86 million, and for the six months ended June 30, 2020 and 2019 was $68 million and $18 million, respectively, predominantly from foreign currency debt. For all periods presented we recognized an immaterial amount excluded from assessment and recognized in earnings.

The carrying value of foreign currency debt designated as net investment hedges was $7,743 million and $12,421 million at June 30, 2020 and 2019, respectively. The gain (loss) reclassified from AOCI into earnings was immaterial for both the three and six months ended June 30, 2020 and 2019, respectively.

2020 2Q FORM 10-Q 59

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
The table below presents the effect of our derivative financial instruments in the consolidated Statement of Earnings:

	Three months ended June 30, 2020					Three months ended June 30, 2019
(In millions)	Revenues	Cost of sales	Interest Expense	SG&A	Other Income	Revenues	Cost of sales	Interest Expense	SG&A	Other Income
Total amounts presented in the consolidated Statement of Earnings	$17,750	$15,083	$997	$3,079	$2,078	$23,414	$17,412	$929	$3,425	$164

Total effect of cash flow hedges	$15	$(13)	$(12)	$(2)	$—	$(15)	$(5)	$(9)	$—	$—

Hedged items			$(122)					$(659)
Derivatives designated as hedging instruments			109					646
Total effect of fair value hedges			$(12)					$(14)

Interest rate contracts	$(12)	$—	$(4)	$—	$—	$(14)	$—	$(14)	$—	$—
Currency exchange contracts	(95)	16	—	104	(32)	(433)	(31)	—	(17)	(27)
Other	—	—	—	97	11	—	—	27	—	(12)
Total effect of derivatives not designated as hedges	$(107)	$16	$(4)	$201	$(21)	$(447)	$(31)	$13	$(17)	$(39)

	Six months ended June 30, 2020					Six months ended June 30, 2019
(In millions)	Revenues	Cost of sales	Interest Expense	SG&A	Other Income	Revenues	Cost of sales	Interest Expense	SG&A	Other Income
Total amounts presented in the consolidated Statement of Earnings	$38,273	$30,778	$1,791	$6,144	$8,947	$45,616	$33,620	$1,993	$6,827	$1,012

Total effect of cash flow hedges	$(6)	$(38)	$(23)	$(5)	$—	$5	$(14)	$(19)	$(1)	$—

Hedged items			$(2,601)					$(1,186)
Derivatives designated as hedging instruments			2,620					1,161
Total effect of fair value hedges			$19					$(25)

Interest rate contracts	$(35)	$—	$(13)	$—	$—	$(18)	$—	$(29)	$—	$—
Currency exchange contracts	(616)	29	—	159	(21)	(43)	(22)	—	(62)	(25)
Other	—	—	—	(63)	(11)	—	—	123	—	1
Total effect of derivatives not designated as hedges	$(652)	$29	$(13)	$95	$(32)	$(62)	$(22)	$94	$(62)	$(24)

The amount excluded for cash flow hedges was $7 million and zero for the three months ended June 30, 2020 and 2019, respectively, and $22 million and zero for the six months ended June 30, 2020 and 2019, respectively. This amount is recognized primarily in Revenues in our consolidated Statement of Earnings (Loss).

COUNTERPARTY CREDIT RISK. We manage the risk that counterparties will default and not make payments to us according to the terms of our agreements on an individual counterparty basis. Where we have agreed to netting of derivative exposures with a counterparty, we net our exposures with that counterparty and apply the value of collateral posted to us to determine the exposure. We actively monitor these net exposures against defined limits and take appropriate actions in response, including requiring additional collateral. Our exposures to counterparties (including accrued interest), net of collateral we held, was $317 million and $368 million at June 30, 2020 and December 31, 2019, respectively. Counterparties' exposures to our derivative liability (including accrued interest), net of collateral posted by us, was $375 million and $159 million at June 30, 2020 and December 31, 2019, respectively.
60 2020 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. VARIABLE INTEREST ENTITIES. In addition to the three VIEs detailed in Note 4, in our consolidated Statement of Financial Position, we have assets of $2,621 million and $2,134 million and liabilities of $1,553 million and $1,233 million at June 30, 2020, and December 31, 2019, respectively, from other consolidated VIEs. These entities were created to help our customers facilitate or finance the purchase of GE goods and services. These entities have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities. Substantially all the assets of our consolidated VIEs at June 30, 2020, can only be used to settle the liabilities of those VIEs.

Our investments in unconsolidated VIEs were $2,194 million and $1,937 million at June 30, 2020, and December 31, 2019, respectively. These investments are primarily owned by GE Capital businesses, $589 million and $621 million of which were owned by Energy Financial Services, comprising equity method investments, and $1,222 million and $896 million of which were owned by our run-off insurance operations, primarily comprising investment securities at June 30, 2020 and December 31, 2019, respectively. The increase in investments in unconsolidated VIEs in our run-off insurance operations reflects implementation of our revised reinvestment plan, which incorporates the introduction of strategic initiatives to invest in higher-yielding asset classes. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 19.

NOTE 19. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. The GECAS business within the Capital segment has placed multiple-year orders for various Boeing, Airbus and other aircraft manufacturers with list prices approximating $27,836 million (including 292 new aircraft with estimated delivery dates of 14% in 2020, 22% in 2021 and 64% in 2022 through 2026) and secondary orders with airlines for used aircraft approximating $2,292 million (including 53 used aircraft with estimated delivery dates of 29% in 2020, 60% in 2021 and 11% in 2022) at June 30, 2020. When we purchase aircraft, it is at a contractual price, which is usually less than the aircraft manufacturer’s list price and excludes any pre-delivery payments made in advance. As of June 30, 2020, we have made $3,424 million of pre-delivery payments to aircraft manufacturers.

During April 2020, GECAS agreed with Boeing to restructure its 737 MAX orderbook including previously canceled positions, resulting in 78 orders now remaining.

GE Capital had total investment commitments of $2,722 million at June 30, 2020. The commitments primarily comprise project financing investments in thermal and wind energy projects of $1,114 million and investments by our run-off insurance operations in investment securities and other assets of $1,581 million, included within these commitments are obligations to make additional investments in unconsolidated VIEs of $248 million and $1,298 million, respectively. See Note 18 for further information.

As of June 30, 2020, in our Aviation segment, we have committed to provide financing assistance of $2,010 million for future customer acquisitions of aircraft equipped with our engines.

GUARANTEES. For further information, see our Annual Report on Form 10-K for the year ended December 31, 2019.

PRODUCT WARRANTIES. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $2,036 million and $2,165 million at June 30, 2020 and December 31, 2019, respectively.

LEGAL MATTERS. The following information supplements and amends the discussion of Legal Matters in Note 23 in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Note 19 in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020; refer to those discussions for information about previously reported legal matters that are not updated below. In the normal course of our business, we are involved from time to time in various arbitrations, class actions, commercial litigation, investigations and other legal, regulatory or governmental actions, including the significant matters described below that could have a material impact on our results of operations. In many proceedings, including the specific matters described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated.

2020 2Q FORM 10-Q 61

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alstom legacy matters. In November 2015, we acquired the Thermal, Renewables and Grid businesses from Alstom. Prior to the acquisition, the seller was the subject of two significant cases involving anti-competitive activities and improper payments: (1) in January 2007, Alstom was fined €65 million by the European Commission for participating in a gas insulated switchgear cartel that operated from 1988 to 2004 (that fine was later reduced to €59 million), and (2) in December 2014, Alstom pled guilty in the United States to multiple violations of the Foreign Corrupt Practices Act and paid a criminal penalty of $772 million. As part of GE’s accounting for the acquisition, we established a reserve amounting to $858 million for legal and compliance matters related to the legacy business practices that were the subject of these and related cases in various jurisdictions, including the previously reported legal proceedings in Israel that are described below. The reserve balance was $856 million and $875 million at June 30, 2020 and December 31, 2019, respectively.

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

In September 2013, the Israeli Antitrust Authority issued a decision whereby Alstom, Siemens AG and ABB Ltd. were held liable for an alleged anti-competitive arrangement in the gas-insulated switchgears market in Israel. While there was no fine in connection with that decision, claimants brought two civil actions in 2013 seeking damages of approximately $950 million and $600 million, respectively, related to the alleged conduct underlying the decision that were pending before the Central District Court in Israel. The court in March 2020 approved a settlement agreement among the parties that became final in June, and GE is paying approximately $47 million in the conclusion of these matters.

Shareholder and related lawsuits. In February 2019, two putative class actions (the Birnbaum case and the Sheet Metal Workers Local 17 Trust Funds case) were filed in the U.S. District Court for the Southern District of New York naming as defendants GE and current and former GE executive officers. In April 2019, the court issued an order consolidating these two actions. In June 2019, the lead plaintiff filed an amended consolidated complaint. It alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 based on alleged misstatements regarding GE's H-class turbines and goodwill related to GE's Power business. The lawsuit seeks damages on behalf of shareholders who acquired GE stock between December 4, 2017 and December 6, 2018. In August 2019, the lead plaintiff filed a second amended complaint. In May 2020 the court granted GE's motion to dismiss the case, and in June 2020 the plaintiffs filed an appeal with the Second Circuit.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS. For further information, see our Annual Report on Form 10-K for the year ended December 31, 2019.

62 2020 2Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. INTERCOMPANY TRANSACTIONS. Presented below is a walk of intercompany eliminations from the combined GE and GE Capital totals to the consolidated cash flows.

	Six months ended June 30
(In millions)	2020	2019
Combined GE and GE Capital cash from (used for) operating activities - continuing operations	$(2,298)	$211
GE current receivables sold to GE Capital(a)	(452)	560
GE long-term receivables sold to GE Capital(b)	177	269
Supply chain finance programs(c)	1,457	473
Other reclassifications and eliminations	(202)	14
Consolidated cash from (used for) operating activities - continuing operations	$(1,319)	$1,528

Combined GE and GE Capital cash from (used for) investing activities - continuing operations	$27,207	$3,495
GE current receivables sold to GE Capital	270	(1,297)
GE long-term receivables sold to GE Capital(b)	(177)	(269)
Supply chain finance programs(c)	(1,457)	(473)
GE Capital long-term loans to GE	(7,500)	—
Capital contribution from GE to GE Capital	—	1,500
Other reclassifications and eliminations	167	(689)
Consolidated cash from (used for) investing activities - continuing operations	$18,509	$2,266

Combined GE and GE Capital cash from (used for) financing activities - continuing operations	$(19,717)	$(6,004)
GE current receivables sold to GE Capital	183	737
GE Capital long-term loans to GE	7,500	—
Capital contribution from GE to GE Capital	—	(1,500)
Other reclassifications and eliminations	36	674
Consolidated cash from (used for) financing activities - continuing operations	$(11,999)	$(6,092)

(a)
Included the elimination of $7,494 million payments to GE for current receivables purchased and retained by GE Capital and the related reclassification to CFOA of $7,042 million due to GE Capital collections and other activity in our consolidated statement of cash flows for the six months ended June 30, 2020. Included the elimination of $7,165 million payments and the reclassification to CFOA of $7,725 million collections and other activity for the six months ended June 30, 2019.

(b)	Primarily included the reclassification of long-term receivables purchased and retained by GE Capital to current receivables.

(c)
Represents the elimination of net payments from GE to GE Capital related to the funded participation in a supply chain finance program with GE Capital. The reduction of the GE liability associated with this program is primarily as a result of GE Capital's sale of the program platform to MUFG Union Bank, N.A. (MUFG) in 2019.

Cash payments received on the Receivable facility deferred purchase price are reflected as Cash from investing activities in the GE Capital and Consolidated columns of our consolidated Statement of Cash Flows. Sales of customer receivables from GE to GE Capital are classified as Cash from operating activities in the GE column of our Statement of Cash Flows. See Note 4 for further information.

2020 2Q FORM 10-Q 63

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. BAKER HUGHES SUMMARIZED FINANCIAL INFORMATION. We account for our remaining interest in Baker Hughes (comprising 377.4 million shares and a promissory note receivable) at fair value. At June 30, 2020, the fair value of our interest in Baker Hughes was $5,910 million. Since the date of deconsolidation, we have not sold any shares of Baker Hughes and recognized a pre-tax unrealized gain of $1,846 million ($1,552 million after-tax) and a pre-tax unrealized loss of $3,865 million ($3,080 million after-tax) for the three and six months ended June 30, 2020, respectively, based on a share price of $15.39. See Notes 2 and 3 for further information.

Summarized financial information of Baker Hughes is as follows.

	Three months ended June 30, 2020	Six months ended June 30, 2020
Revenues	$4,736	$10,160
Gross profit	678	1,433
Net income (loss)	(355)	(16,453)
Net income (loss) attributable to the entity	(201)	(10,411)

Baker Hughes is a SEC registrant with separate filing requirements, and its financial information can be obtained from www.sec.gov or www.bakerhughes.com.

NOTE 22. OTHER INCOME

	Three months ended June 30		Six months ended June 30
(In millions)	2020	2019	2020	2019
Purchases and sales of business interests(a)	$52	$(39)	$12,424	$214
Licensing and royalty income	31	80	73	120
Associated companies	31	82	69	121
Net interest and investment income(b)	1,955	23	(3,677)	160
Other items	48	26	101	410
GE	$2,116	$172	$8,990	$1,024
Eliminations	(38)	(8)	(43)	(13)
Total	$2,078	$164	$8,947	$1,012

(a)
Included a pre-tax gain of $12,341 million on the sale of BioPharma for the six months ended June 30, 2020. Included a pre-tax gain of $223 million on the sale of ServiceMax for the six months ended June 30, 2019. See Note 2 for further information.

(b)
Included a pre-tax unrealized gain of $1,846 million and a pre-tax unrealized loss of $3,865 million for the three and six months ended June 30, 2020, respectively, related to our interest in Baker Hughes in 2020. See Note 3 for further information.

64 2020 2Q FORM 10-Q

OTHER ITEMS

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

•
the other factors that are described in the "Risk Factors" section of this report and of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as such descriptions may be updated or amended in any future reports we file with the SEC.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.

2020 2Q FORM 10-Q 65

OTHER ITEMS

EXHIBITS

Exhibit 4
Indenture, among GE Capital Funding, LLC, as Issuer, General Electric Company, as guarantor, and The Bank of New York Mellon, as trustee, dated May 18, 2020 (Incorporated by reference to Exhibit 4.1 to General Electric Company's Current Report on Form 8-K, dated May 18, 2020 (Commission file number 001-00035)).

Exhibit 11	Computation of Per Share Earnings. Data is provided in Note 16 of this Report.
Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.
Exhibit 101
The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three and six months ended June 30, 2020 and 2019, (ii) Statement of Financial Position at June 30, 2020 and December 31, 2019, (iii) Statement of Cash Flows for the six months ended June 30, 2020 and 2019, (iv) Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019, (v) Statement of Changes in Shareholders' Equity for the three and six months ended June 30, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

FORM 10-Q CROSS REFERENCE INDEX

Item Number		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	36-64
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3-33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22-24, 59-60
Item 4.	Controls and Procedures	34
Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	61-62
Item 1A.	Risk Factors	34-35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	66
Signatures		66

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 29, 2020	/s/ Thomas S. Timko
Date	Thomas S. Timko Vice President, Chief Accounting Officer and Controller Principal Accounting Officer

66 2020 2Q FORM 10-Q