Form 10-Q
period 2020-09-30
GENERAL ELECTRIC CO
filed 2020-10-28
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 8,759,873,000 shares of common stock with a par value of $0.06 per share outstanding at September 30, 2020.

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

This document contains “forward-looking statements” - for details about the uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements, see the Forward-Looking Statements section.

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
2020 3Q FORM 10-Q 3

MD&A	CONSOLIDATED RESULTS
We have adopted operational and governance rhythms across the Company, and with our Board of Directors, to coordinate and oversee actions related to the COVID-19 pandemic, including an internal task force to protect the health and safety of our employees globally and maintain business continuity; the assessment of financial and operating impacts, financial planning and mitigating cost, cash, and other actions in response; funding and liquidity management and related treasury actions; enterprise risk management and other functional activities across our global commercial, supply chain, human resources, controllership, government affairs, and other organizations. In particular, we took a series of actions during the second quarter to enhance and extend our liquidity at both GE and GE Capital (as described under "Debt offerings and tenders" below), and we continue to evaluate market conditions as they evolve and take precautionary measures to strengthen our financial position. We ended the third quarter of 2020 with $39.2 billion of consolidated cash, cash equivalents and restricted cash, in addition to our available credit lines. See the Capital Resources and Liquidity section for further information.

While factors related directly and indirectly to the COVID-19 pandemic have been impacting operations and financial performance at varying levels across all our businesses, the most significant impact to date has been at our Aviation segment and our GE Capital Aviation Services (GECAS) aircraft leasing business within our Capital segment. The pandemic is having a material adverse effect on the global airline industry, resulting in reduced flight schedules worldwide, an increased number of idle aircraft, lower utilization, workforce reductions and declining financial performance within the airline industry, as well as requests for government financial assistance by various industry participants. This has decreased demand for higher margin service revenues within our Aviation segment directly impacting our profitability and cash flows during 2020. Our Healthcare segment experienced increased demand for certain types of products and services, including ventilators, monitoring solutions, x-ray, anesthesia and point-of-care ultrasound product lines, partially offset by decreased demand in other parts of the business as patients have postponed certain procedures and hospitals have deferred spending. Our other businesses were also adversely impacted by market developments, including delays or cancellations of new projects, new orders and related down payments. In addition, workplace, travel and supply chain disruptions have caused delays of deliveries and the achievement of other billing milestones directly impacting our profitability and cash flows for the nine months ended September 30, 2020. We anticipate many of these impacts related to demand, profitability and cash flows will continue in future periods depending on the severity and duration of the pandemic. For additional details about impacts related to Aviation and GECAS, Healthcare and our other businesses, refer to the respective segment sections within MD&A.

Each of GE's businesses and Corporate are taking cost and cash actions to manage risk and proactively mitigate the financial impact from COVID-19, as supply and demand dynamics continue to shift. In 2020, we are targeting more than $2 billion in operational cost out and more than $3 billion in cash preservation actions across the company, including more than $1 billion in cost out and more than $2 billion in cash preservation actions at Aviation, to right-size its cost structure and preserve its ability to serve customers. To date, we have realized about 75% of savings from actions at the total company level. During the nine months ended September 30, 2020, excluding business dispositions, we reduced consolidated headcount by approximately 15,600, including 8,800 at Aviation and 2,100 at Power.

At this time, GE cannot forecast the full duration and magnitude of COVID-19 impacts, or the pace of recovery from the pandemic across our end markets, operations, and supply chains. See the Risk Factors section in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 for further information about related risks and uncertainties.

BioPharma. On March 31, 2020, we completed the sale of our BioPharma business within our Healthcare segment to Danaher Corporation. See the Segment Operations - Healthcare section and Note 2 for further information.

Asset impairments. In the third quarter of 2020, we recognized non-cash pre-tax impairment charges of $0.4 billion related to property, plant and equipment and intangible assets at our Steam business within our Power segment due to our recent announcement to exit the new build coal power market. We will continue to monitor the operating results and cash flow forecasts for the remaining business. In the second quarter of 2020, we recognized a non-cash pre-tax impairment charge of $0.9 billion related to goodwill at our Additive reporting unit within our Aviation segment. The Steam and Additive charges were recorded within earnings from continuing operations at Corporate. We recognized non-cash pre-tax impairments of $0.2 billion and $0.5 billion during the three and nine months ended September 30, 2020, respectively, on our GECAS leasing portfolio. In the second quarter of 2020, we also recognized a non-cash pre-tax impairment charge of $0.8 billion related to goodwill in our GECAS reporting unit within our Capital segment. See Segment Operations - Capital and Notes 7 and 8 for further information.

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

SEC investigation. As previously reported, we have been cooperating with the staff of the SEC on its investigation of legacy matters related to long-term service agreements, GE Capital’s run-off insurance operations and the goodwill impairment charge in 2018 related to GE’s Power business. In the third quarter of 2020, the SEC staff issued a “Wells notice” in connection with the portion of its ongoing investigation related to GE Capital’s run-off insurance operations, advising GE that the staff is considering recommending to the commissioners that the SEC bring a civil action against GE for possible violations of the securities laws. We have recorded a reserve of $100 million as of September 30, 2020 related to the investigation in its entirety, encompassing all matters that are under investigation. See Note 19 for further information.

4 2020 3Q FORM 10-Q

MD&A	CONSOLIDATED RESULTS
THIRD QUARTER 2020 RESULTS. Consolidated revenues were $19.4 billion, down $3.9 billion for the quarter, driven by decreased GE Industrial and GE Capital revenues. GE Industrial revenues decreased $3.6 billion (17%), driven primarily by decreases at Aviation and Healthcare, partially offset by increases at Renewable Energy and Power. GE Capital revenues decreased $0.4 billion.

Continuing earnings (loss) per share was $(0.13). Excluding unrealized gains (losses), Steam asset impairments, non-operating benefit costs, restructuring and other charges and U.S. tax reform, Adjusted earnings per share* was $0.06.

For the three months ended September 30, 2020, GE Industrial profit was $(1.3) billion and profit margins were (7.2)%, down $0.8 billion, driven primarily by decreases at Aviation and Healthcare, partially offset by increases at Power and Renewable Energy, a larger unrealized loss in the quarter on our investment in Baker Hughes of $0.6 billion and legal reserves associated with the SEC investigation (see Note 19 for further information), partially offset by a decrease in goodwill impairments of $0.7 billion and lower interest and other financial charges of $0.5 billion. Adjusted GE Industrial organic profit* decreased $0.8 billion, primarily as a result of the impacts of COVID-19, particularly at our Aviation segment, partially offset by increases at our other industrial segments.

GE cash flows from operating activities (CFOA) was $(3.2) billion and $0.1 billion for the nine months ended September 30, 2020 and 2019, respectively. GE CFOA decreased primarily due to lower net income, primarily due to COVID-19 impacts, higher cash used for working capital and higher cash paid for taxes, partially offset by changes in contract and other deferred assets, and increases in equipment project cost accruals and deferred income. GE Industrial free cash flows (FCF)* were $(3.8) billion and $(1.6) billion for the nine months ended September 30, 2020 and 2019, respectively. GE Industrial FCF decreased primarily due to lower net income and higher cash used for working capital, partially offset by changes in contract and other deferred assets, increases in equipment project cost accruals and deferred income and a decrease in additions to property, plant and equipment and internal-use software. See the Capital Resources and Liquidity - Statement of Cash Flows section for further information.

Orders are contractual commitments with customers to provide specified goods or services for an agreed upon price.

GE INDUSTRIAL ORDERS	Three months ended September 30		Nine months ended September 30
(In millions)	2020	2019	2020	2019
Equipment	$7,510	$11,257	$23,847	$32,582
Services	7,984	11,262	24,899	32,771
Total orders(a)	$15,494	$22,519	$48,745	$65,352
Total organic orders	$15,497	$21,531	$48,971	$62,978
(a) Included $0.8 billion related to BioPharma for the three months ended September 30, 2019, and $1.1 billion and $2.6 billion for the nine months ended September 30, 2020 and 2019, respectively.

For the three months ended September 30, 2020, orders decreased $7.0 billion (31%) on a reported basis and decreased $6.0 billion (28%) organically primarily at Aviation, driven by declines in both commercial equipment and service orders due to COVID-19 and the 737 MAX grounding, and at Renewable Energy, Power, and Healthcare primarily due to decreases in equipment orders. Equipment orders were down $2.8 billion (27%) organically and services orders were down $3.2 billion (29%) organically.

For the nine months ended September 30, 2020, orders decreased $16.6 billion (25%) on a reported basis and decreased $14.0 billion (22%) organically with declines at Aviation, primarily driven by declines in both commercial equipment and service orders due to COVID-19 and the 737 MAX grounding, and at Power and Renewable Energy primarily due to decreases in equipment orders, partially offset by an increase at Healthcare. Equipment orders were down $6.4 billion (21%) organically and services orders were down $7.6 billion (23%) organically. Excluding BioPharma, orders decreased $14.2 billion (23%) organically.

Backlog is unfilled customer orders for products and product services (expected life of contract sales for product services).

GE INDUSTRIAL BACKLOG (In millions)	September 30, 2020	December 31, 2019	September 30, 2019
Equipment	$71,139	$78,968	$80,019
Services	312,470	325,605	305,989
Total backlog(a)	$383,609	$404,572	$386,008
(a) Backlog as of September 30, 2020 excludes the BioPharma business due to its disposition in the first quarter of 2020. Backlog as of both December 31, 2019 and September 30, 2019 included $1.2 billion related to BioPharma.

As of September 30, 2020, backlog decreased $21.0 billion (5%) from December 31, 2019, primarily driven by Aviation due to a reduction in our Commercial Services backlog and cancellations of commercial engine orders, in addition to sales outpacing new orders. The reduction in Commercial Services reflects the cancellation of equipment unit orders, lower anticipated engine utilization, customer fleet restructuring and contract modifications. Power and Renewable Energy decreased due to sales outpacing new orders, and Healthcare decreased with the disposition of the BioPharma business of $1.2 billion. Backlog decreased $2.4 billion (1%) from September 30, 2019, due to a decrease in equipment backlog of $8.9 billion (11%), primarily at Aviation, Power and Healthcare, partially offset by an increase in services backlog of $6.5 billion (2%), primarily at Aviation, partially offset by Power. Excluding the BioPharma disposition, backlog decreased $1.2 billion from September 30, 2019.

*Non-GAAP Financial Measure
2020 3Q FORM 10-Q 5

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

September 30, 2020 (In millions)	Equipment	Services	Total
Backlog	$71,139	$312,470	$383,609
Adjustments	(26,505)	(130,438)	(156,943)
Remaining performance obligation	$44,634	$182,032	$226,666

Adjustments to reported backlog of $156.9 billion as of September 30, 2020 are largely driven by adjustments of $148.4 billion in our Aviation segment: (1) backlog includes engine contracts for which we have received purchase orders that are cancelable; (2) our services backlog includes contracts that are cancelable without substantive penalty, primarily time and materials contracts; (3) backlog includes engines contracted under long-term service agreements, even if the engines have not yet been put into service. These adjustments to reported backlog are expected to be satisfied beyond one year.

REVENUES	Three months ended September 30		Nine months ended September 30
(In millions)	2020	2019	2020	2019
Consolidated revenues	$19,417	$23,360	$57,690	$68,976

Equipment	9,625	10,996	26,928	30,873
Services	8,293	10,524	25,901	32,386
GE Industrial revenues	$17,918	$21,519	$52,828	$63,259

GE Capital revenues	$1,681	$2,097	$5,449	$6,645

For the three months ended September 30, 2020, Consolidated revenues were down $3.9 billion, driven by decreased GE Industrial revenues of $3.6 billion and decreased GE Capital revenues of $0.4 billion.
GE Industrial revenues decreased $3.6 billion (17%), with decreases in services and equipment. The decrease in services was primarily at Aviation, due to lower commercial spare part shipments, decreased shop visits and the cumulative impact of changes in billing and cost assumptions in our long-term service agreements. The decrease in equipment was primarily at Aviation, due to fewer commercial install and spare engine unit shipments; and at Healthcare, due to the disposition of the BioPharma business; partially offset by increases in Power related to higher extended scope shipments at Gas Power; and Renewable Energy, from more wind turbine shipments. The decrease in industrial revenues included the net effects of dispositions of $1.1 billion. Excluding the effects of acquisitions, dispositions and foreign currency translation, GE Industrial organic revenues* decreased $2.5 billion (12%), with a decrease in services revenues of $2.1 billion (20%) and equipment revenues of $0.4 billion (4%). GE Industrial organic revenues* decreased at Aviation, partially offset by increases at all other industrial segments. Healthcare organic revenue* increased $0.4 billion (10%) due to higher volume at Healthcare Systems (HCS).
GE Capital revenues decreased $0.4 billion (20%), as a result of volume declines, primarily at GECAS related to lower interest income attributable to the sale of PK Air Finance and lower rental revenue, and lower gains.

For the nine months ended September 30, 2020, Consolidated revenues were down $11.3 billion, driven by decreased GE Industrial revenues of $10.4 billion and decreased GE Capital revenues of $1.2 billion.
GE Industrial revenues decreased $10.4 billion (16%), with decreases in services and equipment. The decrease in services was primarily at Aviation, driven by lower commercial spare part shipments, decreased shop visits and the cumulative impact of changes in billing and cost assumptions in our long-term service agreements; as well as Power, due to declines in transactional part sales and upgrades at Gas Power. The decrease in equipment was primarily at Aviation, due to fewer commercial install and spare engine unit shipments; and at Healthcare, due to the disposition of the BioPharma business; partially offset by increases at Renewable Energy, primarily from Onshore Wind, with more wind turbine shipments than in the prior year; and Gas Power, due to an increase in Heavy-Duty gas turbine unit shipments. This decrease included the net effects of dispositions of $2.3 billion and the effects of a stronger U.S. dollar of $0.5 billion. Excluding the effects of acquisitions, dispositions and foreign currency translation, GE Industrial organic revenues* decreased $7.7 billion (13%), with a decrease in services revenues of $6.1 billion (19%) and a decrease in equipment revenues of $1.6 billion (5%). GE Industrial organic revenues* decreased at Aviation and Power, partially offset by increases at Renewable Energy and Healthcare. Excluding the BioPharma disposition, GE Industrial organic revenues* decreased $7.8 billion (13%).
GE Capital revenues decreased $1.2 billion (18%), as a result of volume declines, primarily at GECAS related to lower interest income attributable to the sale of PK Air Finance and lower rental revenue, lower gains and higher mark-to-market effects and impairments as a result of COVID-19 and related market impacts.

EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE	Three months ended September 30		Nine months ended September 30
(In millions; per-share in dollars and diluted)	2020	2019	2020	2019
Continuing earnings (loss)	$(1,155)	$(1,325)	$2,991	$(707)
Continuing earnings per share (loss)	$(0.13)	$(0.15)	$0.32	$(0.08)

*Non-GAAP Financial Measure
6 2020 3Q FORM 10-Q

MD&A	CONSOLIDATED RESULTS
For the three months ended September 30, 2020, Consolidated continuing earnings increased $0.2 billion due to a decrease in GE Industrial profit of $0.8 billion, more than offset by a decrease in GE Capital losses of $0.6 billion and a decrease in GE provision for income taxes of $0.4 billion.
GE Industrial profit decreased $0.8 billion driven by decreases at Aviation and Healthcare and increases at Power and Renewable Energy, a larger unrealized loss in the quarter on our investment in Baker Hughes of $0.6 billion, impairment charges of $0.4 billion related to property, plant and equipment and intangible assets at our Steam business and legal reserves associated with the SEC investigation (see Note 19 for further information), partially offset by lower goodwill impairments of $0.7 billion and lower interest and other financial charges of $0.5 billion. GE Industrial profit margin was (7.2)%, a decrease of 510 basis points primarily due to the same net decreases as described above. Adjusted GE Industrial profit* was $1.0 billion, a decrease of $0.8 billion organically*, due to a decrease at Aviation, partially offset by increases at Power, Healthcare, and Renewable Energy. Adjusted GE industrial profit margin* was 5.6%, a decrease of 310 basis points organically*, primarily due to the same net decreases as described above. At Aviation, the primary drivers were lower volume on commercial spare part and commercial spare engine shipments, and decreased shop visits in our service agreements. At Power, the primary drivers were higher equipment revenues and better project execution in equipment contracts in Gas Power and improved cost productivity. At Healthcare, the increase was primarily due to cost reductions and increases in HCS volume, and at Renewable Energy, the increase was due to improved pricing and cost deflation at Onshore Wind and lower cost across the segment.
GE Capital continuing losses decreased $0.6 billion primarily due to the nonrecurrence of a $1.0 billion pre-tax charge identified through the completion of our 2019 annual insurance premium deficiency review, higher tax benefits and lower excess interest costs, partially offset by volume declines, lower gains and higher mark-to-market effects and impairments, including on the GECAS fixed-wing aircraft portfolio as a result of COVID-19 and related market impacts. Gains were insignificant and $0.2 billion in the third quarters of 2020 and 2019, respectively, which primarily related to sales of GECAS aircraft and engines resulting in gains that were insignificant and $0.1 billion in the third quarters of 2020 and 2019, respectively.

For the nine months ended September 30, 2020, Consolidated continuing earnings increased $3.7 billion due to an increase in GE Industrial profit of $4.1 billion, an increase in GE Capital losses of $1.0 billion and a decrease in GE provision for income taxes of $0.3 billion.
GE Industrial profit increased $4.1 billion driven primarily by the gain on the sale of our BioPharma business of $12.4 billion, decreased goodwill impairments of $0.6 billion, and lower interest and other financial charges of $0.6 billion, partially offset by decreases at our industrial segments, a larger unrealized loss on our investment in Baker Hughes of $4.5 billion, impairment charges of $0.4 billion related to property, plant and equipment and intangible assets at our Steam business, and legal reserves associated with the SEC investigation (see Note 19 for further information). GE Industrial profit margin was 8.3%, an increase of 790 basis points, primarily due to the same net increases as described above. Adjusted GE Industrial profit* was $1.6 billion, a decrease of 70% organically*, primarily due to decreases at our Aviation, Power and Renewable Energy segments, partially offset by an increase at Healthcare and a decrease in Adjusted corporate operating costs*. Adjusted GE industrial profit margin* was 3.0%, a decrease of 570 basis points organically*, primarily due to the same net decreases as described above. At Aviation, the primary drivers were lower volume on commercial spare part and commercial spare engine shipments, and decreased shop visits and net unfavorable changes of $0.9 billion to the estimated profitability in its long-term service agreements. At Power, the primary drivers were lower revenues and a charge of approximately $0.1 billion related to an under-performing JV, partially offset by better equipment project execution in Gas Power. At Renewable Energy, higher sales volume at Onshore Wind and the favorable impact of cost reduction measures were more than offset by the nonrecurrence of a $0.1 billion non-cash gain from the termination of two Offshore Wind contracts in the first quarter of 2019. At Healthcare, the primary drivers were cost reductions and increased demand for HCS products used directly in response to COVID-19, partially offset by decreases in Pharmaceutical Diagnostics (PDx) volume.
GE Capital continuing losses increased $1.0 billion primarily due to an impairment of goodwill, volume declines, higher mark-to-market effects and other impairments, including on the GECAS fixed-wing aircraft portfolio as a result of COVID-19 and related market impacts, lower gains, debt tender costs and the nonrecurrence of a 2019 tax reform enactment adjustment. These increased losses were partially offset by the nonrecurrence of a $1.0 billion pre-tax charge identified through the completion of our 2019 annual insurance premium deficiency review, higher tax benefits including the tax benefit related to the BioPharma sale and lower excess interest cost. Gains were $0.3 billion and $0.5 billion in the nine months ended September 30, 2020 and 2019, respectively, which primarily related to sales of GECAS aircraft and engines resulting in gains of $0.2 billion and $0.3 billion in the nine months ended September 30, 2020 and 2019, respectively, and the nonrecurrence of a sale of an equity method investment resulting in a gain of $0.1 billion in 2019 at Energy Financial Services (EFS).

AVIATION AND GECAS 737 MAX. Aviation develops, produces, and sells LEAP aircraft engines to Boeing, Airbus and COMAC through CFM International (CFM), a company jointly owned by GE and Safran Aircraft Engines, a subsidiary of the Safran Group of France. The LEAP-1B engine is the exclusive engine for the Boeing 737 MAX. In March 2019, global regulatory authorities ordered a temporary fleet grounding of the Boeing 737 MAX. During the second quarter of 2019, Boeing announced a temporary reduction in the 737 MAX production rate, and CFM reduced its production rate for the LEAP-1B to meet Boeing's revised aircraft build rate. In December 2019, Boeing announced that it would temporarily suspend production of the 737 MAX beginning in January 2020. Aviation commercial equipment backlog as of September 30, 2020 includes approximately 10,000 LEAP-1A and 1B engines, including the impact of approximately 1,100 LEAP-1B unit order cancellations since year-end. See the Segment Operations - Aviation section for further information. During 2020, CFM and Boeing reached an agreement to align production rates for 2020 and secure payment terms for engines delivered in 2019 and 2020, net of progress collections, and accordingly received net payments of $0.2 billion during the three months ended September 30, 2020. In May 2020, Boeing resumed production of the 737 MAX. CFM and Boeing continue to work closely to ensure a successful reentry into service, with a strong commitment to safety while navigating near term industry disruption.

*Non-GAAP Financial Measure
2020 3Q FORM 10-Q 7

MD&A	CONSOLIDATED RESULTS
As of September 30, 2020, GECAS owned 29 of these aircraft, 26 of which are contracted for lease to various airlines that remain obligated to make contractual rental payments. In addition, GECAS has made pre-delivery payments to Boeing related to 77 of these aircraft on order and has made financing commitments to acquire a further 17 aircraft under purchase and leaseback contracts with airlines. During 2020, GECAS agreed with Boeing to restructure its 737 MAX orderbook including previously canceled positions, resulting in 77 orders now remaining.

As of September 30, 2020, we had approximately $2.5 billion of net assets ($4.4 billion of assets and $1.8 billion of liabilities) related to the 737 MAX program that primarily comprised Aviation accounts receivable offset by progress collections and GECAS pre-delivery payments and owned aircraft subject to lease. No impairment charges were incurred related to the 737 MAX aircraft and related balances, as we continue to believe these assets are recoverable over their contractual or useful lives. We continue to monitor 737 MAX return to service and return to delivery developments with our airline customers, lessees and Boeing.

LEAP continues to be a strong engine program for us, and we delivered 622 engines for Boeing and Airbus platforms in the nine months ended September 30, 2020, and over 4,000 engines since inception.

SEGMENT OPERATIONS. Refer to our Annual Report on Form 10-K for the year ended December 31, 2019, for further information regarding our determination of Industrial and Capital segment profit for continuing operations, and for our allocations of corporate costs to our segments.

SUMMARY OF REPORTABLE SEGMENTS	Three months ended September 30			Nine months ended September 30
(In millions)	2020	2019	V%	2020	2019	V%
Power	$4,025	$3,926	3%	$12,206	$13,224	(8)%
Renewable Energy	4,525	4,425	2%	11,224	10,590	6%
Aviation	4,919	8,109	(39)%	16,196	23,940	(32)%
Healthcare	4,565	4,923	(7)%	13,185	14,540	(9)%
Capital	1,681	2,097	(20)%	5,449	6,645	(18)%
Total segment revenues	19,716	23,480	(16)%	58,260	68,938	(15)%
Corporate items and eliminations	(299)	(120)	U	(570)	39	U
Consolidated revenues	$19,417	$23,360	(17)%	$57,690	$68,976	(16)%

Power	$150	$(144)	F	$(19)	$84	U
Renewable Energy	5	(98)	F	(493)	(469)	(5)%
Aviation	356	1,718	(79)%	681	4,764	(86)%
Healthcare	765	974	(21)%	2,212	2,714	(18)%
Capital	(52)	(645)	92%	(1,558)	(599)	U
Total segment profit (loss)	1,224	1,806	(32)%	823	6,493	(87)%
Corporate items and eliminations	(1,606)	(808)	(99)%	5,917	(2,013)	F
GE goodwill impairments	—	(740)	F	(877)	(1,484)	41%
GE interest and other financial charges	(313)	(791)	60%	(1,079)	(1,693)	36%
GE non-operating benefit costs	(603)	(562)	(7)%	(1,815)	(1,684)	(8)%
GE benefit (provision) for income taxes	143	(229)	F	22	(327)	F
Earnings (loss) from continuing operations attributable to GE common shareholders	(1,155)	(1,325)	13%	2,991	(707)	F
Earnings (loss) from discontinued operations, net of taxes	(35)	(8,093)	100%	(206)	(5,212)	96%
Less net earnings attributable to noncontrolling interests, discontinued operations	—	46	U	(2)	58	U
Earnings (loss) from discontinued operations, net of tax and noncontrolling interest	(35)	(8,140)	100%	(204)	(5,270)	96%
Consolidated net earnings (loss) attributable to the GE common shareholders	$(1,190)	$(9,465)	87%	$2,787	$(5,977)	F

POWER. We continue to execute for our customers through COVID-19, prioritizing safety first and foremost. From an operations perspective, we are working within our supply chain and with our suppliers to catch up on parts and project scope that were delayed as a result of COVID-19. Despite difficult travel and customer site restrictions, we continue to service our customers' installed base and expect to complete roughly 95% of all planned outages in the year. From a market perspective, both gas-based electricity generation and GE gas turbine utilization has remained stable. Our ability to close transactions, particularly services parts & upgrades, has been impacted by constrained customer budgets and access to financing due to oil prices and economic slowdown, especially in Gas Power. Although there may be market challenges in the near term, we believe gas will play a critical role in the energy transition and our view of the market has not materially changed, albeit timing on new orders is harder to forecast.

Power continues to right size its business to better align with market demand and driving its businesses with an operational rigor and discipline that is focused on its customers’ lifecycle experience. In Gas Power, we continue to size the business for a 25-30 GW market, although acknowledge that the size any given year can vary. We remain focused on our underwriting discipline and risk management to ensure we are securing deals that meet our financial hurdles and we have a high confidence to deliver for our customers.
8 2020 3Q FORM 10-Q

MD&A	SEGMENT OPERATIONS
Looking ahead, we anticipate the power market to continue to be impacted by overcapacity in the industry, increased price pressure from competition on servicing the installed base, and the uncertain timing of deal closures due to financing and the complexities of working in emerging markets. Market factors such as increasing energy efficiency and renewable energy penetration continue to impact long-term demand. As such, we announced this quarter that we will be exiting the new build coal power market, while continuing to service our customers' installed base.

We continue to invest in new product development, such as our HA-Turbines, and upgrades as these are critical to our customers and the long-term strategy of the business. Our fundamentals remain strong with approximately $79 billion in backlog and a gas turbine installed base greater than 7,000 units, including approximately 1,800 units under long-term service agreements.

	Three months ended September 30				Nine months ended September 30
	Orders		Sales		Orders		Sales
(In units)	2020	2019	2020	2019	2020	2019	2020	2019
GE Gas Turbines	17	17	11	12	32	52	43	32
Heavy-Duty Gas Turbines(a)	15	15	9	9	23	42	29	20
HA-Turbines(b)	3	5	3	5	5	15	12	6
Aeroderivatives(a)	2	2	2	3	9	10	14	12
GE Gas Turbine Gigawatts(c)	3.4	3.1			6.0	9.8
(a) Heavy-Duty Gas Turbines and Aeroderivatives are subsets of GE Gas Turbines.
(b) HA-Turbines are a subset of Heavy-Duty Gas Turbines.
(c) Gigawatts reported associated with financial orders in the periods presented.

(Dollars in millions)	September 30, 2020	December 31, 2019	September 30, 2019
Equipment	$16,734	$17,661	$18,980
Services	62,562	67,640	67,806
Total backlog	$79,295	$85,302	$86,787

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Equipment	$814	$1,252	$2,658	$4,328
Services	2,574	2,612	7,712	8,113
Total orders	$3,388	$3,864	$10,370	$12,442

Gas Power	$2,940	$2,732	$8,876	$9,242
Power Portfolio	1,085	1,194	3,330	3,982
Total segment revenues	$4,025	$3,926	$12,206	$13,224

Equipment	$1,595	$1,434	$4,589	$4,473
Services	2,430	2,492	7,617	8,751
Total segment revenues	$4,025	$3,926	$12,206	$13,224

Segment profit (loss)	$150	$(144)	$(19)	$84
Segment profit margin	3.7%	(3.7)%	(0.2)%	0.6%

For the three months ended September 30, 2020, segment orders were down $0.5 billion (12%), segment revenues were up $0.1 billion (3%) and segment profit was up $0.3 billion.
Orders decreased $0.4 billion (12%) organically, primarily due to decreases in Gas Power Heavy-Duty Gas Turbine equipment and services orders.
Revenues increased $0.1 billion (3%) organically*, primarily due to increases in Gas Power equipment revenues related to higher extended scope shipments in the quarter, partially offset by decreases in Gas Power services primarily related to decreases in upgrades. Steam equipment revenues also decreased primarily driven by project timing.
Profit increased $0.3 billion organically* due to higher Gas Power equipment revenues, better equipment project execution in Gas Power equipment contracts, and improved cost productivity across Gas Power and Power Portfolio driven by continued efforts to right size the business.

For the nine months ended September 30, 2020, segment orders were down $2.1 billion (17%), segment revenues were down $1.0 billion (8%) and segment profit was down $0.1 billion.
Backlog as of September 30, 2020 decreased $6.0 billion (7%) and $7.5 billion (9%) from December 31, 2019 and September 30, 2019, respectively, primarily driven by sales outpacing new orders.
Orders decreased $1.9 billion (16%) organically, primarily due to decreases in Gas Power Heavy-Duty Gas Turbine unit and services orders and Steam equipment orders.

*Non-GAAP Financial Measure
2020 3Q FORM 10-Q 9

MD&A	SEGMENT OPERATIONS
Revenues decreased $0.8 billion (6%) organically*, primarily due to decreases in Gas Power services revenues, primarily related to decreases in transactional part sales and upgrades, partially offset by increases in Gas Power equipment revenues related to 9 more Heavy-Duty gas turbine unit shipments. Steam equipment and service revenues also decreased.
Profit decreased $0.1 billion organically* due to lower revenues, a charge of approximately $0.1 billion related to an under-performing JV in China at Gas Power and a quality reserve at Power Portfolio on the legacy product line that we have since exited in Power Conversion, partially offset by better equipment project execution in Gas Power equipment contracts and continued efforts to right size the business across Gas Power and Power Portfolio.

RENEWABLE ENERGY. During the third quarter of 2020, our manufacturing locations and long-term project sites returned to pre-COVID-19 capacity levels and operations, respectively. While we do not believe the long-term outlook for renewable energy products and services has materially changed, we are monitoring the impact of the pandemic on the renewable energy industry, including electricity consumption forecasts and customer capital expenditure levels, supply chain, availability of financing and our ability to execute on equipment and long-term projects, including the impact of possible customer related delays. In response to volume declines in certain of our businesses, we implemented additional cost reduction measures, restructuring and cash preservation actions.

Our businesses comprise Onshore Wind (including LM Wind), Grid Solutions equipment and services, Hydro, Offshore Wind and Hybrid Solutions. We continue to observe growth across the global onshore wind market together with a positive impact on deliveries and installations in the U.S. from the Production Tax Credit (PTC) cycle and customer preference shifting to larger, more efficient units to drive down costs and compete with other power generation options. Despite the competitive nature of the market, onshore wind order pricing has stabilized globally. In response to the risk of COVID-19 impacting the timing of project completion, the phase-down of U.S. PTCs was extended by an additional year allowing installations in 2021 and 2022 to qualify for a 100% and 80% PTC, respectively. Under the current legislation, the PTC phase-down concludes in 2024. We expect high levels of production to continue for 2020 and 2021 deliveries at Onshore Wind and are closely monitoring our execution during this period.

The grid market remains challenging as we continue to experience pricing pressure in the High Voltage Direct Current (HVDC) and High Voltage (HV) product lines. While we have experienced order declines in both these product lines, we announced in the third quarter of 2020, that Grid has been awarded HVDC scope for a 1.4GW offshore wind project in the United Kingdom. Both the Grid and Hydro businesses are executing their turnaround plans.

New product introductions remain important to our onshore and offshore customers who are demonstrating the willingness to adopt the new technology of larger turbines that decrease the levelized cost of energy. We continue to focus on developing larger, more efficient turbines like the Haliade-X (Offshore Wind) and the 5MW Cypress (Onshore Wind), for which we have observed significant market interest, and cost reduction initiatives over these products and our broader portfolio. We are preparing for large scale production of Haliade-X and expect it to receive certification in the fourth quarter of 2020. During the third quarter of 2020, we completed delivery of the first Cypress units and have reported more than 700 of these units in backlog.

		Three months ended September 30				Nine months ended September 30
		Orders		Sales		Orders		Sales
(In units)		2020	2019	2020	2019	2020	2019	2020	2019
Onshore	Wind Turbines	953	1,104	1,170	1,128	2,336	3,058	2,731	2,285
	Wind Turbine Megawatts	3,251	3,413	3,366	3,148	7,751	8,747	7,770	6,392
	Repower units	75	318	300	266	199	912	876	643

(Dollars in millions)	September 30, 2020	December 31, 2019	September 30, 2019
Equipment	$15,734	$16,297	$16,423
Services	10,767	11,233	10,940
Total backlog	$26,501	$27,530	$27,363

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Equipment	$3,488	$4,271	$8,631	$10,125
Services	493	745	1,404	2,079
Total orders	$3,981	$5,016	$10,036	$12,204

Onshore Wind	$3,303	$3,193	$7,914	$7,084
Grid Solutions equipment and services	936	991	2,587	2,843
Hydro, Offshore Wind and other	287	241	722	663
Total segment revenues	$4,525	$4,425	$11,224	$10,590

Equipment	$3,771	$3,609	$9,068	$8,457
Services	754	816	2,155	2,133
Total segment revenues	$4,525	$4,425	$11,224	$10,590

Segment profit (loss)	$5	$(98)	$(493)	$(469)
Segment profit margin	0.1%	(2.2)%	(4.4)%	(4.4)%

*Non-GAAP Financial Measure
10 2020 3Q FORM 10-Q

MD&A	SEGMENT OPERATIONS
For the three months ended September 30, 2020, segment orders were down $1.0 billion (21%), segment revenues were up $0.1 billion (2%) and segment profit was up $0.1 billion.
Orders decreased $0.9 billion (18%) organically. Onshore Wind decreased driven by the phase down of the U.S. PTC cycle and lower repower orders. Offshore Wind decreased primarily from the nonrecurrence of the Offshore EDF project.
Revenues increased $0.2 billion (4%) organically*, with higher revenue from 42 more wind turbine shipments, or 7% more megawatts shipped, and 34 more repower units than in the prior year at Onshore Wind. Revenue decreased at Hydro, primarily related to lower volume.
Profit increased $0.1 billion organically*, primarily due to improved pricing and cost deflation at Onshore Wind and lower cost across the segment, partially offset by the impact of higher volume of lower margin products at Onshore Wind.

For the nine months ended September 30, 2020, segment orders were down $2.2 billion (18%), segment revenues were up $0.6 billion (6%) and segment profit was lower (5%).
Backlog as of September 30, 2020 decreased $1.0 billion (4%) and $0.9 billion (3%) from December 31, 2019 and September 30, 2019, respectively. This decrease is primarily attributable to the phase down of the U.S. PTC cycle resulting in deliveries at Onshore Wind in North America exceeding new orders and lower orders at Grid, primarily as a result of increased commercial selectivity in certain product lines. These decreases were partially offset by higher backlog in other Onshore regions driven primarily by orders for the new Cypress platform, and Hydro, primarily in the U.S.
Orders decreased $1.9 billion (16%) organically, primarily due to lower Onshore Wind turbine and repower unit orders associated with the U.S. PTC cycle compared to the prior year, the nonrecurrence of the Offshore EDF project in the prior year, and lower orders at Grid.
Revenues increased $0.9 billion (9%) organically*, primarily from Onshore Wind with 446 more wind turbine shipments on a unit basis, than in the prior year, partially offset by lower Grid revenues, primarily due to COVID-19.
Profit decreased $0.1 billion (11%) organically*, as the impact of higher sales volume at Onshore Wind and the favorable impact of cost reduction measures was offset by the nonrecurrence of a $0.1 billion non-cash gain from the termination of two Offshore Wind contracts in the first quarter of 2019.

AVIATION. The global COVID-19 pandemic continues to have a material adverse effect on the global airline industry. A key underlying driver of Aviation’s commercial engine and services businesses is global commercial air traffic, which in turn is driven by economic activity and consumer and business propensity to travel. Since the beginning of the pandemic in the first quarter of 2020, we have seen varied levels of recovery in global markets. Government travel restrictions, public health advisories, individuals' propensity to travel and continued cases of the virus have all impacted the level of air travel. Due to the global airline industry contraction, Aviation’s airline and airframe customers are taking measures to address reduced demand, which, in turn, continue to materially impact Aviation’s business operations and financial performance. As a result, our long-term service agreement billings decreased approximately 50% from the prior year. Aviation is closely monitoring government actions and economic and industry forecasts, although such forecasts continue to evolve and reflect the uncertainty about the severity and duration of the decline in commercial air traffic. Aviation regularly tracks global departures, which as of September 30, 2020, were approximately 40% below the pre-COVID-19 baseline and have remained relatively flat in October. More broadly, we are in frequent dialogue with our airline and airframe customers about the outlook for commercial air travel, new aircraft production, and after-market services. Given the current trend, we expect domestic travel routes primarily served by narrowbody aircraft to recover before long-haul, international travel routes which are primarily served by widebody aircraft. However, Aviation continues to estimate the duration of the market recovery to be prolonged over multiple years dependent on various factors, including travelers' safety concerns, containment of COVID-19, medical treatment progress, and economic conditions.

Aviation has and is continuing to take several business actions to respond to the current adverse environment, including a permanent reduction of approximately 25% of its total global employee workforce. These actions are estimated to result in more than $1 billion in cost savings and more than $2 billion in cash preservation actions in 2020. Through the third quarter of 2020, the business has completed around 70% of these actions, including workforce reductions of approximately 20%, and realized close to $1 billion in cost savings, and is actively monitoring the pace of demand recovery to ensure the business is appropriately sized for the future. In addition, we continue to partner with our airline and leasing customers and are working closely with our airframe partners to align production rates for 2020 and beyond.

Aviation’s operational and financial performance is impacted by demand for commercial air traffic, shop visit demand, fleet retirements, and demand for new aircraft. We monitor and forecast each of these factors as part of Aviation’s long-term planning process, which may result in additional business restructuring actions. Given the uncertainty related to the severity and length of the global COVID-19 pandemic and the impact on these factors across the aviation sector, Aviation could be required to record charges, impairments, or other adverse financial impacts in future periods if actual results differ significantly from Aviation's current estimates.

As it relates to the military environment, Aviation continues to forecast strong military demand creating future growth opportunities for our Military business as the U.S. Department of Defense and foreign governments have continued flight operations, and have allocated budgets to upgrade and modernize their existing fleets.

*Non-GAAP Financial Measure
2020 3Q FORM 10-Q 11

MD&A	SEGMENT OPERATIONS
Total engineering, comprised both company and customer funded spending, decreased compared to prior year in line with the changes in the commercial environment. For the nine months ended September 30, 2020, company-funded research and development spend decreased compared to 2019, and we expect the reduction to continue in line with the actions outlined above. However, customer-funded engineering efforts, primarily in our Military business, increased compared to the prior year. On September 28, 2020, Aviation announced it received certification from the U.S. Federal Aviation Administration (FAA) for the GE9X engine, the world’s largest and most powerful commercial aircraft engine.

Aviation is taking actions to protect its ability to serve its customers now and as the global airline industry recovers. While its near-term focus remains on navigating the COVID-19 pandemic, Aviation’s deep history of innovation and technology leadership, commercial engine installed base of approximately 38,000 units, military engine installed base of approximately 27,000 units, with approximately 12,000 units under long-term service agreements, and $262 billion backlog represents strong long-term fundamentals. Aviation is taking actions to protect and strengthen its business and seeks to emerge from this crisis stronger and drive long-term cash and profitable growth over time.

	Three months ended September 30				Nine months ended September 30
	Orders		Sales		Orders		Sales
(In units, except where noted)	2020	2019	2020	2019	2020	2019	2020	2019
Commercial Engines	88	297	329	714	291	1,995	1,121	2,188
LEAP Engines(a)	16	49	172	455	46	1,378	622	1,316
Military Engines	116	154	107	186	851	233	457	490
Spare Parts Rate(b)			$14.4	$30.0			$18.1	$29.0
(a) LEAP engines are subsets of commercial engines. (b) Commercial externally shipped spare parts and spare parts used in time and material shop visits in millions of dollars per day.

(Dollars in millions)	September 30, 2020	December 31, 2019	September 30, 2019
Equipment	$34,778	$39,131	$38,212
Services	227,013	234,114	214,686
Total backlog	$261,791	$273,245	$252,898

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Equipment	$1,137	$2,971	$5,408	$9,687
Services	2,935	5,825	9,851	16,388
Total orders	$4,072	$8,796	$15,259	$26,074

Commercial Engines & Services	$2,696	$5,997	$9,705	$17,796
Military	1,137	1,061	3,258	3,073
Systems & Other	1,087	1,050	3,233	3,071
Total segment revenues	$4,919	$8,109	$16,196	$23,940

Equipment	$1,933	$3,149	$6,234	$9,295
Services	2,987	4,960	9,961	14,645
Total segment revenues	$4,919	$8,109	$16,196	$23,940

Segment profit	$356	$1,718	$681	$4,764
Segment profit margin	7.2%	21.2%	4.2%	19.9%
For the three months ended September 30, 2020, segment orders were down $4.7 billion (54%), segment revenues were down $3.2 billion (39%) and segment profit was down $1.4 billion (79%).
Orders decreased $4.7 billion (53%) organically, primarily driven by declines of approximately 60% in both commercial equipment and service orders as airline customers have slowed or deferred new engine orders, as well as delayed maintenance and repair operations while existing fleets have been grounded.
Revenues decreased $3.1 billion (39%) organically*. Equipment revenues decreased primarily due to 385 fewer commercial install and spare engine unit shipments, including 283 fewer LEAP units versus the prior year, in part due to the 737 MAX grounding and production slowdown. Commercial Services revenues decreased primarily due to lower commercial spare part shipments, decreased shop visits and the cumulative impact of changes in billing and cost assumptions in our long-term service agreements. Military revenues increased primarily due to higher volume of spare part shipments and increased revenues on development contracts, partially offset by fewer engine shipments due to supply chain execution issues.
Profit decreased $1.4 billion (79%) organically*, primarily due to lower volume on commercial spare part and commercial spare engine shipments, and decreased shop visits in our service agreements. During the three months ended September 30, 2020, Aviation recorded expenses of $0.1 billion due to lower production volumes given decreases in demand primarily related to commercial engines. Aviation also recorded a pre-tax impairment charge of $0.1 billion in a joint venture in the systems business as a result of changes in the commercial aviation market. In addition, Aviation recorded a $0.1 billion pre-tax charge to reflect the cumulative impacts of changes to billing and cost assumptions for certain long-term service agreements. Additional adjustments could occur in future periods and could be material for certain long-term service agreements if actual customer operating behavior differs significantly from Aviation’s current estimates.
*Non-GAAP Financial Measure
12 2020 3Q FORM 10-Q

MD&A	SEGMENT OPERATIONS
For the nine months ended September 30, 2020, segment orders were down $10.8 billion (41%), segment revenues were down $7.7 billion (32%) and segment profit was down $4.1 billion (86%).
Backlog as of September 30, 2020 decreased $11.5 billion (4%) from December 31, 2019, primarily due to a reduction in our Commercial Services backlog and cancellations of commercial equipment orders, which included approximately 1,100 LEAP 1-B unit order cancellations and 22 GE9x unit order cancellations, as well as sales outpacing new orders. The reduction to Commercial Services backlog reflects the partial cancellation of long-term service agreements related to the equipment unit order cancellations, estimates of lower engine utilization, and anticipated customer fleet restructuring and contract modifications. In addition to cancellations removed from backlog during 2020, there were several public customer announcements that indicate an intent to cancel, however, customer purchase orders with Aviation or the airframer have not been canceled as of September 30, 2020. Based on information currently available, the value of the announced but not canceled orders is less than $2 billion of total backlog. Backlog adjustments could be necessary in future periods for additional cancellations of new commercial engine orders, fleet retirements, or changes to customer aircraft utilization and operating behavior. Backlog increased $8.9 billion (4%) from September 30, 2019, primarily due to an increase in long-term service agreements and transactional services commitments, offset by decreases in commercial equipment orders.
Orders decreased $10.5 billion (41%) organically, primarily driven by lower commercial equipment and service orders as airline customers have slowed or deferred new engine orders, as well as delayed maintenance and repair operations while existing fleets have been grounded. Military orders increased 23% compared to the prior year primarily driven by equipment and new development orders.
Revenues decreased $7.5 billion (32%) organically*. Equipment revenues decreased, primarily due to 1,067 fewer commercial install and spare engine unit shipments, including 694 fewer LEAP units and 202 fewer CFM56 units versus the prior year, in part due to the 737 MAX grounding and production slowdown. Commercial Services revenues decreased, primarily due to lower commercial spare part shipments, decreased shop visits and the cumulative impact of changes in billing and cost assumptions in our long-term service agreements. Military revenues increased primarily due to higher volume of spare part shipments and increased revenues on development contracts, partially offset by fewer engine shipments due to supply chain execution issues in the third quarter.
Profit decreased $4.1 billion (86%) organically*, primarily due to lower volume on commercial spare part and commercial spare engine shipments, and decreased shop visits in our service agreements. During the nine months ended September 30, 2020, Aviation recorded expenses of $0.3 billion due to lower production volumes and initiated restructuring actions given decreases in demand primarily related to commercial engines. Aviation also recorded pre-tax charges totaling $0.3 billion due to expected future losses related primarily to customer credit risk given the current environment. In addition, Aviation recorded net unfavorable changes of $0.9 billion to the estimated profitability in its long-term service agreements. This decrease includes a $0.5 billion pre-tax charge to reflect the cumulative impacts of changes to billing and cost assumptions for certain long-term service agreements, reflecting lower engine utilization, anticipated customer fleet restructuring and contract modifications. Additional adjustments could occur in future periods and could be material for certain long-term service agreements if actual customer operating behavior differs significantly from Aviation's current estimates.

HEALTHCARE. During the first half of 2020, there was an increase in demand for certain of our products that are highly correlated to the response to the COVID-19 pandemic, including ventilators, monitoring solutions, x-ray, anesthesia and point-of-care ultrasound product lines. However, we also saw reduction in demand and delays in procurement in other products and services that were not critical to the response efforts or where procedures could be postponed (magnetic resonance, contrast agents and nuclear tracers). We have experienced some moderation in COVID-19 related demand in the third quarter and have experienced some recovery in hospital spending on non-COVID-19 related products. The pandemic is still driving uncertainty in our markets globally, as well as additional supply chain and logistics costs, and we expect this to continue. We expect capital expenditures, particularly in private markets, to remain under pressure from financial constraints as they recover from procedure delays and revenue declines related to COVID-19. In response to expected near term volatility and cost pressures, we have initiated additional cost reduction, restructuring and cash preservation actions.

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

The Healthcare Systems (HCS) equipment market over the long term continues to expand at low single-digit rates or better, while demand continues for services on new equipment as well as on our existing installed base. However, there is short-term variation driven by market-specific political, environmental and economic cycles. There has been some moderation in tariffs in both U.S. and China, however, this is subject to changes in U.S.-China trade relations. Long-term growth in emerging markets is driven by trends of expanding demand and access to healthcare. Developed markets are expected to remain steady in the near term driven by macro trends in the healthcare industry.

The Pharmaceutical Diagnostics (PDx) business is positioned in the contrast agent and nuclear tracer markets. This market is expected to grow over the long-term, driven by continued diagnostic imaging procedure growth and increasing contrast and tracer-enhanced biomarkers of these same procedures, as these products help to increase the precision of the diagnostic information provided to clinicians. After we experienced reduced demand in the first half of 2020, we saw increases in the third quarter for PDx products as procedure volume increased.

*Non-GAAP Financial Measure
2020 3Q FORM 10-Q 13

MD&A	SEGMENT OPERATIONS
We continue focusing on creating new products and digital solutions as well as expanding uses of existing offerings that are tailored to the different needs of our global customers. GE Healthcare recently introduced the Vivid™ Ultra Edition, which brings the efficiency capabilities of artificial intelligence (AI) to its entire Vivid cardiovascular ultrasound portfolio. We also partnered with Lunit to launch the Thoracic Care Suite on x-ray with Lunit INSIGHT CXR, which leverages AI to help alleviate clinical strain on radiologists by automatically analyzing images.

(Dollars in millions)	September 30, 2020	December 31, 2019	September 30, 2019
Equipment	$5,476	$6,978	$6,674
Services	11,546	11,480	11,422
Total backlog(a)	$17,022	$18,458	$18,096

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Equipment	$2,139	$3,078	$7,893	$9,179
Services	1,986	2,063	5,769	6,097
Total orders(a)	$4,125	$5,141	$13,662	$15,276

Healthcare Systems	$4,085	$3,642	$11,056	$10,664
Pharmaceutical Diagnostics	480	495	1,300	1,497
BioPharma	—	786	830	2,378
Total segment revenues	$4,565	$4,923	$13,185	$14,540

Equipment	$2,538	$2,828	$7,287	$8,320
Services	2,027	2,095	5,899	6,220
Total segment revenues	$4,565	$4,923	$13,185	$14,540

Segment profit	$765	$974	$2,212	$2,714
Segment profit margin	16.8%	19.8%	16.8%	18.7%

(a) Backlog as of September 30, 2020 excluded the BioPharma business due to its disposition in the first quarter of 2020. Backlog as of both December 31, 2019 and September 30, 2019 included $1.2 billion related to BioPharma. Orders included $0.8 billion related to BioPharma for the three months ended September 30, 2019, and included $1.1 billion and $2.6 billion related to BioPharma for the nine months ended September 30, 2020 and 2019, respectively.

For the three months ended September 30, 2020, segment orders were down $1.0 billion (20%), segment revenues were down $0.4 billion (7%) and segment profit was down $0.2 billion (21%).
Orders were down $0.2 billion (4%) organically, driven by decreases in HCS (5%) mainly due to lower equipment demand and in PDx (2%). The difference between reported and organic orders decreases was primarily driven by the BioPharma disposition.
Revenues increased $0.4 billion (10%) organically*, primarily driven by $0.3 billion from the U.S. Department of Health and Human Services (HHS) to deliver ventilators in partnership with Ford and increased volume from COVID-19 related products, partially offset by a decrease in PDx.
Profit was up $0.2 billion (30%) organically*, primarily due to cost reductions and increases in HCS volume.

For the nine months ended September 30, 2020, segment orders were down $1.6 billion (11%), segment revenues were down $1.4 billion (9%) and segment profit was down $0.5 billion (18%).
Backlog as of September 30, 2020 decreased $1.4 billion (8%) from December 31, 2019 and decreased $1.1 billion (6%) from September 30, 2019 primarily due to the BioPharma disposition. Excluding Biopharma, backlog increased $0.1 billion from September 30, 2019.
Orders increased $0.2 billion (2%) organically, due to increases in demand for COVID-19 related products, including a $0.3 billion order from the HHS to deliver 50,000 ventilators in partnership with Ford, partially offset by PDx. Excluding BioPharma, orders were flat organically.
Revenues increased $0.4 billion (3%) organically*, driven by increased demand in HCS products used directly in response to COVID-19, partially offset by reduced volume in PDx from a decrease in non-essential routine procedures. Excluding BioPharma, revenues increased $0.3 billion (2%) organically*.
Profit increased $0.2 billion (12%) organically*, primarily due to cost reductions and increased demand for HCS products used directly in response to COVID-19, partially offset by decreases in PDx volume. Excluding BioPharma, profits increased $0.2 billion (10%) organically*.

CAPITAL. We continue to evaluate strategic options to accelerate the further reduction in the size of GE Capital, some of which could result in material financial charges depending on the timing, negotiated terms and conditions of any ultimate arrangements.

At GE Capital, the primary effect of the COVID-19 pandemic pertains to its GECAS business. The pandemic has led to worldwide reduction of flight schedules and it is difficult to predict its longer-term impact. Additionally, the related market volatility resulted in higher credit spreads on the investment securities held by our run-off insurance business, which resulted in marks and impairments taken in the first quarter, which recovered in the second and third quarters of 2020.
*Non-GAAP Financial Measure
14 2020 3Q FORM 10-Q

MD&A	SEGMENT OPERATIONS
As of September 30, 2020, GECAS owned 952 fixed-wing aircraft, of which 29 with a book value of $0.6 billion were available to lease to customers (aircraft on the ground). We test recoverability of each fixed-wing aircraft in our operating lease portfolio at least annually. Additionally, we perform quarterly evaluations in circumstances such as when assets are re-leased or current lease terms have changed.

Given the environment, we accelerated our review in the second quarter to focus on leases with higher risk of repossession based on our assessment of customer credit risk default and any unplaced leased assets rolling-off over the next 12 months, which represented approximately 20% of our fixed-wing aircraft operating lease portfolio. In addition, we performed our detailed annual portfolio review in the third quarter of 2020, which incorporated third party appraisal data, updates to all cash flow assumptions as well as evolving market and customer dynamics that we are monitoring. These analyses resulted in pre-tax impairments of $0.2 billion and $0.5 billion during the three and nine months ended September 30, 2020, respectively, primarily on our fixed-wing aircraft operating lease portfolio. Pre-tax impairments were insignificant and $0.1 billion for the three and nine months ended September 30, 2019, respectively. The increase in pre-tax impairments was driven by declining cash flow projections of the future collectability of rents on aircraft and engines currently under contract related to market impacts resulting from the pandemic. Continued deterioration in cash flow projections, including current rents, downtime, release rates and residual assumptions could result in future impairments in the operating lease portfolio.

Based on the resulting pressure on its airline customers, GECAS continues to see deferral requests, which are primarily short term in nature. As a result of these requests, we have executed agreements with customers to reschedule certain lease payments. As of September 30, 2020, we have a contractually deferred balance of $408 million, we have invoiced $139 million under these agreements and collected $119 million. We expect to continue to receive requests for rent deferrals and/or lease restructures from our global airline customers as a result of COVID-19 and related market impacts. An extended disruption of regional or international travel could result in an increase in these types of requests in future periods, which could result in an increase to the trade receivable balance. As GECAS evaluates future lease restructures, there is a risk of lease modifications that could have a material adverse effect on GECAS operations, financial position and cash flows.

In October 2020, Pacific Investment Management Company (PIMCO), one of the world’s premier fixed income investment managers, and GECAS reached a preliminary agreement to develop an aviation leasing venture to support up to $3 billion in aircraft asset financings. The transaction is subject to definitive agreement, customary closing conditions and receipt of required regulatory approvals.

We annually perform premium deficiency testing in the aggregate across our run-off insurance portfolio in the third quarter. As a result of the testing, we identified no premium deficiency. See the Other Items section and Note 12 to the consolidated financial statements for further information.

GE Capital expects to receive approximately $2 billion of additional capital contributions from GE in the fourth quarter of 2020. See the Capital Resources and Liquidity section for further information.

(Dollars in millions)	September 30, 2020	December 31, 2019
GECAS	$35,846	$37,979
Energy Financial Services (EFS)	1,621	1,823
Working Capital Solutions (WCS)(a)	6,785	9,014
Insurance	50,007	46,266
Other continuing operations(a)(b)	18,668	22,463
Total segment assets	$112,927	$117,546

GE Capital debt to equity ratio	4.1:1	3.9:1
(a) In the first quarter of 2020, the remaining Industrial Finance assets of $0.3 billion were transferred to Other continuing operations.
(b) Included cash, cash equivalents and restricted cash of $13.9 billion as of September 30, 2020 and $17.6 billion as of December 31, 2019.
2020 3Q FORM 10-Q 15

MD&A	SEGMENT OPERATIONS

	Three months ended September 30		Nine months ended September 30
(In millions)	2020	2019	2020	2019
GECAS	$923	$1,211	$2,994	$3,678
EFS	15	(44)	77	100
WCS	57	195	270	683
Insurance	764	718	2,167	2,160
Other continuing operations	(78)	17	(59)	24
Total segment revenues	$1,681	$2,097	$5,449	$6,645

GECAS	$(38)	$263	$(906)	$815
EFS	18	(7)	13	110
WCS	15	55	51	203
Insurance	57	(678)	78	(677)
Other continuing operations(a)	(104)	(277)	(794)	(1,050)
Total segment profit (loss)	$(52)	$(645)	$(1,558)	$(599)
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

For the three months ended September 30, 2020, segment revenues decreased $0.4 billion (20%) and segment losses were down $0.6 billion.
Capital revenues decreased $0.4 billion (20%), as a result of volume declines, primarily at GECAS related to lower interest income attributable to the sale of PK Air Finance and lower rental revenue, and lower gains. Capital losses decreased $0.6 billion, primarily due to the nonrecurrence of a $1.0 billion pre-tax charge identified through the completion of our 2019 annual insurance premium deficiency review, higher tax benefits and lower excess interest costs, partially offset by volume declines, lower gains and higher mark-to-market effects and impairments, including on the GECAS fixed-wing aircraft portfolio as a result of COVID-19 and related market impacts. Gains were insignificant and $0.2 billion in the third quarters of 2020 and 2019, respectively, which primarily related to sales of GECAS aircraft and engines resulting in gains that were insignificant and $0.1 billion in the third quarters of 2020 and 2019, respectively.

For the nine months ended September 30, 2020, segment revenues decreased $1.2 billion (18%) and segment losses were up $1.0 billion.
Capital revenues decreased $1.2 billion (18%), as a result of volume declines, primarily at GECAS related to lower interest income attributable to the sale of PK Air Finance and lower rental revenue, lower gains and higher mark-to-market effects and impairments as a result of COVID-19 and related market impacts. Capital losses increased $1.0 billion, primarily due to an impairment of goodwill, volume declines, higher mark-to-market effects and other impairments, including on the GECAS fixed-wing aircraft portfolio as a result of COVID-19 and related market impacts, lower gains, debt tender costs and the nonrecurrence of a 2019 tax reform enactment adjustment. These increased losses were partially offset by the nonrecurrence of a $1.0 billion pre-tax charge identified through the completion of our 2019 annual insurance premium deficiency review, higher tax benefits including the tax benefit related to the BioPharma sale and lower excess interest cost. Gains were $0.3 billion and $0.5 billion in the nine months ended September 30, 2020 and 2019, respectively, which primarily related to sales of GECAS aircraft and engines resulting in gains of $0.2 billion and $0.3 billion in the nine months ended September 30, 2020 and 2019, respectively, and the nonrecurrence of a sale of an equity method investment resulting in a gain of $0.1 billion in 2019 at EFS.

16 2020 3Q FORM 10-Q

MD&A	CORPORATE ITEMS AND ELIMINATIONS
CORPORATE ITEMS AND ELIMINATIONS. Includes the results of our Lighting segment for the three and nine months of 2019, the nine months of 2020 as well as includes the results of our GE Digital business for all periods presented.

	Three months ended September 30		Nine months ended September 30
(In millions)	2020	2019	2020	2019
Revenues
Corporate revenues	$251	$395	$1,039	$1,395
Eliminations and other	(550)	(515)	(1,608)	(1,356)
Total Corporate Items and Eliminations	$(299)	$(120)	$(570)	$39

Operating profit (cost)
Gains (losses) on disposals and held for sale businesses	$119	$(97)	$12,632	$153
Restructuring and other charges	(326)	(322)	(967)	(924)
Steam asset impairments(a) (Notes 7 and 8)	(363)	—	(363)	—
Unrealized gains (losses)	(760)	(86)	(4,728)	(125)
Goodwill impairments(b) (Note 8)	—	(740)	(728)	(1,484)
Adjusted total corporate operating costs (Non-GAAP)	(275)	(303)	(806)	(1,117)
Total Corporate Items and Eliminations (GAAP)	$(1,606)	$(1,548)	$5,040	$(3,497)
Less: gains (losses) and restructuring & other	(1,331)	(1,245)	5,845	(2,380)
Adjusted total corporate operating costs (Non-GAAP)	$(275)	$(303)	$(806)	$(1,117)

Functions & operations	$(201)	$(225)	$(630)	$(913)
Environmental, health and safety (EHS) and other items	(21)	(20)	8	(117)
Eliminations	(54)	(58)	(184)	(86)
Adjusted total corporate operating costs (Non-GAAP)	$(275)	$(303)	$(806)	$(1,117)
(a) Included non-cash pre-tax impairment charges of $429 million, net of $65 million attributable to noncontrolling interests for the Steam business within our Power segment for the three and nine months ended September 30, 2020.
(b) Included non-cash pre-tax impairment charge of $877 million, net of $149 million attributable to noncontrolling interests for the Additive reporting unit within our Aviation segment for the nine months ended September 30, 2020.

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

Unrealized gains (losses) are primarily related to our mark-to-market impact on our Baker Hughes shares for the three and nine months ended September 30, 2020, on our Ventures portfolio for the nine months ended September 30, 2020, and on our mark-to-market impact on our Baker Hughes shares for the three and nine months ended September 30, 2019.

For the three months ended September 30, 2020, revenues decreased by $0.2 billion primarily as a result of a $0.1 billion decrease in revenue due to the sale of our Lighting business in June 2020. Overall, Corporate costs increased $0.1 billion versus prior year. Corporate costs decreased due to the nonrecurrence of a $0.7 billion net goodwill impairment charge related to our Renewable Energy segment in 2019 and $0.2 billion of higher gains, primarily due to our Wabtec investment in the third quarter of 2019. Restructuring and other charges were flat year over year, with lower restructuring charges at Corporate, partially offset by higher restructuring at Aviation and legal reserves associated with the SEC investigation (see Note 19 for further information). These decreases were offset by $0.7 billion of higher net unrealized losses, primarily related to a $0.7 billion mark-to-market loss on our Baker Hughes shares in the third quarter of 2020, as compared to a $0.1 billion mark-to-market loss on our Baker Hughes shares in the third quarter of 2019. Corporate recognized $0.4 billion of non-cash impairment charges related to property, plant and equipment and intangible assets at our Steam business within our Power segment during the third quarter of 2020.

Adjusted corporate costs were down $28 million (9%) due to improvements in our functional costs and operations as GE Digital continues to optimize its cost structure, while EHS and other costs and eliminations remained relatively flat.

For the nine months ended September 30, 2020, revenues decreased by $0.6 billion, primarily as a result of a $0.3 billion decrease in revenue due to the sale of our Current and Lighting businesses in April 2019 and June 2020 respectively and $0.3 billion of higher intersegment eliminations. Corporate costs decreased by $8.5 billion, due to $12.5 billion of higher net gains, primarily driven by the sale of our BioPharma business in the first quarter of 2020. Corporate costs also decreased by $0.8 billion due to $1.5 billion of goodwill impairment charges related to our Renewable Energy segment during the nine months ended September 30, 2019 as compared to $0.7 billion of net goodwill impairment charges related to our Aviation segment during the second quarter of 2020. Restructuring and other charges were flat year over year, with lower restructuring and other charges at Corporate, partially offset by higher restructuring at Aviation and legal reserves associated with the SEC investigation. These decreases were partially offset by $4.6 billion of higher net unrealized losses, primarily related to a $4.6 billion mark-to-market impact on our Baker Hughes shares and a $0.1 billion impairment on our Ventures portfolio in the first nine months of 2020, as compared to a $0.1 billion mark-to-market impact on our Baker Hughes shares in the first nine months of 2019. Corporate recognized $0.4 billion of non-cash impairment charges related to property, plant and equipment and intangible assets at our Steam business within our Power segment during the third quarter of 2020.
*Non-GAAP Financial Measure
2020 3Q FORM 10-Q 17

MD&A	CORPORATE ITEMS AND ELIMINATIONS
Adjusted total corporate operating costs* decreased by $0.3 billion, primarily due to $0.2 billion of cost reductions in our Digital business, $0.1 billion of lower costs associated with existing EHS matters and $0.1 billion of lower Corporate costs as a result of restructuring and cost reduction actions. These decreases were partially offset by $0.1 billion of higher intercompany elimination activity, primarily from project financing investments associated with wind energy projects in our Renewable Energy segment, higher GE industrial inter-segment eliminations, partially offset by lower spare engine sales from our Aviation segment to GECAS business.

Although there were no significant impacts in the third quarter related to COVID-19, potential future impacts at Corporate may include, but are not limited to, the increase in our long-term liabilities, primarily for pension and certain environmental obligations, or decrease in asset returns subject to interest rate changes, additional asset impairments driven by overall market conditions, and lower revenue in our Digital operations. See the Critical Accounting Estimates section for further information on pension assumptions.

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

	Three months ended September 30		Nine months ended September 30
(In millions)	2020	2019	2020	2019
Workforce reductions	$122	$88	$609	$477
Plant closures & associated costs and other asset write-downs	93	194	201	326
Acquisition/disposition net charges	12	40	57	130
Other	100	—	100	(9)
Total restructuring and other charges	$326	$322	$967	$924

Cost of product/services	$111	$69	$368	$243
Selling, general and administrative expenses	215	253	599	682
Total restructuring and other charges	$326	$322	$967	$924

Power	$30	$23	$147	$158
Renewable Energy	58	60	141	133
Aviation	58	2	300	2
Healthcare	25	45	97	143
Corporate	155	192	283	489
Total restructuring and other charges	$326	$322	$967	$924

Cash expenditures for restructuring and other charges were approximately $0.3 billion and $0.2 billion for the three months ended September 30, 2020 and 2019, respectively. Cash expenditures for restructuring and other charges were approximately $0.8 billion and $0.9 billion for the nine months ended September 30, 2020 and 2019, respectively.

COSTS AND GAINS NOT INCLUDED IN SEGMENT RESULTS. As discussed in the Segment Operations section, certain amounts are not included in industrial segment results because they are excluded from measurement of their operating performance for internal and external purposes. These costs relate primarily to restructuring, impairments and acquisition and disposition activities.

	Three months ended September 30				Nine months ended September 30
	Costs		Gains (Losses)		Costs		Gains (Losses)
(In millions)	2020	2019	2020	2019	2020	2019	2020	2019
Power	$393	$25	$2	$(2)	$488	$154	$49	$(3)
Renewable Energy	58	799	—	—	141	1,616	—	—
Aviation	58	2	1	15	1,013	2	14	(2)
Healthcare	25	45	21	2	87	143	12,350	(1)
Total segments	$533	$871	$24	$15	$1,728	$1,915	$12,413	$(7)
Corporate Items & Eliminations	154	191	(665)	(198)	281	484	(4,510)	35
Total Industrial	$687	$1,062	$(641)	$(183)	$2,009	$2,399	$7,904	$28

*Non-GAAP Financial Measure
18 2020 3Q FORM 10-Q

MD&A	OTHER CONSOLIDATED INFORMATION
OTHER CONSOLIDATED INFORMATION

INTEREST AND OTHER FINANCIAL CHARGES	Three months ended September 30		Nine months ended September 30
(In millions)	2020	2019	2020	2019
GE	$313	$791	$1,079	$1,693
GE Capital	486	590	1,647	1,913

The decrease in GE interest and other financial charges for the three months ended September 30, 2020 was primarily due to lower interest expense on debt driven by lower debt balances and the nonrecurrence of a $0.3 billion loss related to debt repurchases in the third quarter of 2019, as well as lower financing costs on sales of receivables. The decrease in GE interest and other financial charges for the nine months ended September 30, 2020, was primarily due to lower interest expense on debt driven by lower debt balances and the nonrecurrence of a $0.3 billion loss related to debt repurchases in the third quarter of 2019, as well as lower financing costs on sales of receivables, partially offset by the nonrecurrence of the June 2019 reversal of accrued interest on tax liabilities due to the completion of the 2012-2013 IRS audit. The primary components of GE interest and other financial charges are interest on short- and long-term borrowings and financing costs on sales of receivables. Total GE interest and other financial charges of $0.2 billion and $0.6 billion was recorded at Corporate and $0.1 billion and $0.2 billion was recorded by Industrial segments for the three months ended September 30, 2020 and 2019, respectively, and $0.7 billion and $1.1 billion was recorded at Corporate and $0.3 billion and $0.6 billion was recorded by Industrial segments for the nine months ended September 30, 2020 and 2019, respectively.

The decrease in GE Capital interest and other financial charges for the three months ended September 30, 2020 was primarily due to lower average borrowings balances due to maturities and debt purchases as well as lower average interest rates, partially offset by higher interest on assumed debt as a result of the repayments of intercompany loans by GE (effectively transferring that interest cost back to GE Capital). The decrease in GE Capital interest and other financial charges for the nine months ended September 30, 2020 was primarily due to lower average borrowings balances due to maturities and debt purchases as well as lower average interest rates due to changes in market rates, partially offset by the loss resulting from the completion of tender offers to purchase debt, as well as higher interest on assumed debt as described above.

CONSOLIDATED INCOME TAXES.
For the three months ended September 30, 2020, the consolidated income tax rate was 30.2% compared to (3.3)% for the three months ended September 30, 2019. The negative rate for 2019 reflects a tax expense on a pre-tax loss.

The consolidated provision (benefit) for income taxes was $(0.5) billion for the three months ended September 30, 2020 and an insignificant amount in the three months ended September 30, 2019. Income tax was a benefit compared to a provision primarily due to favorable effects of global activities including a $0.1 billion favorable impact on the carrying value of deferred tax assets due to a change in tax rate in the United Kingdom ($0.3) billion, the tax benefit associated with the mark-to-market loss recorded in the third quarter on the remaining interest in Baker Hughes ($0.1) billion and a higher benefit to adjust the year-to-date tax rate to be in-line with the projected full-year rate ($0.1) billion.

The consolidated tax provision (benefit) includes $(0.1) billion and $0.2 billion for GE (excluding GE Capital) for the three months ended September 30, 2020 and 2019, respectively.

For the nine months ended September 30, 2020, the consolidated income tax rate was (25.7)% compared to 0.2% for the nine months ended September 30, 2019. The negative rate for 2020 reflects a tax benefit on pre-tax income.

The consolidated provision (benefit) for income taxes was $(0.6) billion for the nine months ended September 30, 2020 and an insignificant amount for the nine months ended September 30, 2019. The increase in tax benefit was primarily due to the decrease in pre-tax income excluding the gain from the sale of our BioPharma business and non-deductible goodwill impairment charges ($1.9 billion) partially offset by the tax expense associated with the disposition of the BioPharma business excluding the amount recognized on preparatory steps in 2019 ($1.1 billion).

The consolidated tax provision (benefit) includes an insignificant amount and $0.3 billion for GE (excluding GE Capital) for the nine months ended September 30, 2020 and 2019, respectively.

DISCONTINUED OPERATIONS. Discontinued operations primarily include our Baker Hughes and Transportation segments, and certain businesses in our GE Capital segment (our mortgage portfolio in Poland and trailing liabilities associated with the sale of our GE Capital businesses). See Notes 2 and 19 for further financial information regarding our businesses in discontinued operations.

The mortgage portfolio in Poland (Bank BPH) comprises floating rate residential mortgages, 87% of which are indexed to or denominated in foreign currencies (primarily Swiss francs). At September 30, 2020, the total portfolio had a carrying value of $2.5 billion with a 1.53% 90-day delinquency rate and an average loan to value ratio of approximately 67.0%. The portfolio is recorded at the lower of cost or fair value, less cost to sell, which reflects market yields as well as our best estimate of the effects of ongoing litigation in Poland related to foreign currency-denominated mortgages. Future changes in the economic impact of COVID-19, market yields or changes in estimated legal liabilities could result in further losses related to these loans in future reporting periods.

2020 3Q FORM 10-Q 19

MD&A	CAPITAL RESOURCES AND LIQUIDITY
CAPITAL RESOURCES AND LIQUIDITY
FINANCIAL POLICY. We intend to maintain a disciplined financial policy, including maintaining a high cash balance. We are targeting a sustainable long-term credit rating in the Single-A range, achieving a GE Industrial net debt*-to-EBITDA ratio of less than 2.5x and a dividend in line with our peers over time, as well as a less than 4-to-1 debt-to-equity ratio for GE Capital. In addition to net debt*-to-EBITDA, we also evaluate other leverage measures, including gross debt-to-EBITDA, and we will ultimately size our deleveraging actions across a range of measures to ensure we are operating the Company based on a strong balance sheet. We intend to continue to decrease our leverage over time as we navigate this period of uncertainty, although we now expect to achieve our targets over time.

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

We believe that our consolidated liquidity and availability under our revolving credit facilities will be sufficient to meet our liquidity needs.

CONSOLIDATED LIQUIDITY. Following is a summary of cash, cash equivalents and restricted cash at September 30, 2020.

(In millions)	September 30, 2020		September 30, 2020
GE	$24,337	U.S.	$21,211
GE Capital	14,825	Non-U.S.	17,951
Consolidated	$39,162	Consolidated	$39,162

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

GE LIQUIDITY. GE's primary sources of liquidity consist of cash and cash equivalents, free cash flows from our operating businesses, monetization of receivables, proceeds from dispositions, and short-term borrowing facilities, including revolving credit facilities. Cash generation can be subject to variability based on many factors, including seasonality, receipt of down payments on large equipment orders, timing of billings on long-term contracts, market conditions and our ability to execute dispositions. Additionally, as previously reported, we launched a program in the third quarter of 2020 to fully monetize our Baker Hughes position over approximately three years. Consistent with the program’s design, we received initial proceeds of approximately $0.4 billion in October 2020.See Note 21 for further information.

GE cash, cash equivalents and restricted cash totaled $24.3 billion at September 30, 2020, including $2.3 billion of cash held in countries with currency control restrictions and $0.8 billion of restricted use cash. Cash held in countries with currency controls represents amounts held in countries, which may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. Restricted use cash represents amounts that are not available to fund operations, and primarily comprised collateral for receivables sold and funds restricted in connection with certain ongoing litigation matters.

GE plans to provide a capital contribution to GE Capital in the fourth quarter of 2020 of approximately $2.0 billion, in line with the first quarter 2020 insurance statutory funding. Capital contributions to GE Capital are determined by considering various metrics, including our internal economic capital framework. In 2021, GE expects to provide an additional contribution to GE Capital to meet the 2021 insurance statutory funding requirement of approximately $2.0 billion. Further capital contributions will depend on GE Capital’s performance, including GECAS operations and the Insurance statutory asset adequacy testing results, in light of the uncertain environment.

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

GE Capital cash, cash equivalents and restricted cash totaled $14.8 billion at September 30, 2020, including $0.9 billion, which was subject to regulatory restrictions, primarily in insurance entities.

GE Capital provided capital contributions to its insurance subsidiaries of $2.0 billion, $1.9 billion and $3.5 billion in the first quarters of 2020, 2019 and 2018, respectively, and expects to provide further capital contributions of approximately $7 billion through 2024. These contributions are subject to ongoing monitoring by Kansas Insurance Department (KID), and the total amount to be contributed could increase or decrease, or the timing could be accelerated, based upon the results of reserve adequacy testing or a decision by KID to modify the schedule of contributions set forth in January 2018. We will continue to monitor the interest rate environment, including the impact of reinvestment rates and our investment portfolio performance, and other factors in determining the related effect on our expected future capital contributions. See the Critical Accounting Estimates section for discussion of the sensitivity of interest rate changes to our insurance liabilities. GE maintains specified capital levels at these insurance subsidiaries under capital maintenance agreements. Going forward, we anticipate funding any capital needs for insurance through a combination of GE Capital liquidity, GE Capital asset sales, GE Capital future earnings and capital contributions from GE.
*Non-GAAP Financial Measure
20 2020 3Q FORM 10-Q

MD&A	CAPITAL RESOURCES AND LIQUIDITY
BORROWINGS. Consolidated total borrowings were $79.5 billion and $90.9 billion at September 30, 2020 and December 31, 2019, respectively, a decrease of $11.4 billion ($11.7 billion excluding intercompany eliminations). See the following table for a summary of GE and GE Capital borrowings.

GE (In millions)	September 30, 2020	December 31, 2019	GE Capital (In millions)	September 30, 2020	December 31, 2019
Commercial paper	$—	$3,008	Senior and subordinated notes	$34,391	$36,501
GE senior notes	18,820	15,488	Senior and subordinated notes assumed by GE	24,134	31,368
Intercompany loans from GE Capital	4,726	12,226	Intercompany loans to GE	(4,726)	(12,226)
Other GE borrowings	1,305	2,195	Other GE Capital borrowings	1,589	3,358
Total GE			Total GE Capital
adjusted borrowings(a)	$24,851	$32,917	adjusted borrowings(a)(b)	$55,387	$59,001
(a) Consolidated total borrowings of $79.5 billion and $90.9 billion at September 30, 2020 and December 31, 2019, respectively, are net of intercompany eliminations of $0.8 billion and $1.0 billion, respectively, of other GE borrowings from GE Capital, primarily related to timing of cash settlements associated with GE receivables monetization programs.
(b) Included $6.2 billion and $4.2 billion at September 30, 2020 and December 31, 2019, respectively, of fair value adjustments for debt in fair value hedge relationships.

The reduction in GE adjusted borrowings at September 30, 2020 compared to December 31, 2019, was driven primarily by $7.5 billion of repayments of intercompany loans from GE Capital, debt repurchases of $4.2 billion, lower commercial paper of $3.0 billion (including a reduction of $0.5 billion in the third quarter of 2020), and net repayments and maturities of other debt of $1.2 billion, partially offset by issuances of new long-term debt of $7.5 billion and $0.4 billion related to changes in foreign exchange rates.

The reduction in GE Capital adjusted borrowings at September 30, 2020 compared to December 31, 2019, was driven primarily by debt repurchases of $9.8 billion, debt maturities of $7.7 billion (including $2.3 billion in the third quarter of 2020) and lower nonrecourse borrowings of $1.2 billion, partially offset by repayments of intercompany loans from GE of $7.5 billion (which has the effect of increasing GE Capital borrowings), issuances of new long-term debt of $6.0 billion, and $2.0 billion of fair value adjustments for debt in fair value hedge relationships.

GE Industrial net debt* was $34.6 billion and $47.9 billion at September 30, 2020 and December 31, 2019, respectively. The reduction was driven primarily by $7.5 billion of repayments of intercompany loans from GE Capital, an increase in the net cash deduction of $5.0 billion due to a higher cash balance, the repurchase of $4.2 billion of debt, a reduction in commercial paper of $3.0 billion and net repayments and maturities of other debt of $1.2 billion, partially offset by new issuances of new long-term debt of $7.5 billion and $0.4 billion related to changes in foreign exchange rates.

The following table provides a reconciliation of total short- and long-term borrowings as reported on the respective GE and GE Capital Statements of Financial Position to borrowings adjusted for assumed debt and intercompany loans:

September 30, 2020 (In millions)	GE	GE Capital	Consolidated
Total short- and long-term borrowings	$44,258	$35,980	$79,463

Debt assumed by GE from GE Capital(a)	(24,134)	24,134	—
Intercompany loans with right of offset(a)	4,726	(4,726)	—
Total intercompany payable (receivable) between GE and GE Capital	(19,407)	19,407	—

Total borrowings adjusted for assumed debt and intercompany loans	$24,851	$55,387	$79,463
(a) See the Capital Resources and Liquidity section of our Annual Report on Form 10-K for the year ended December 31, 2019 for further details on assumed debt and intercompany loans with right of offset.

The intercompany loans from GE Capital to GE bear the right of offset against amounts owed by GE Capital to GE under the assumed debt agreement and can be prepaid by GE at any time, in whole or in part, without premium or penalty. These loans are priced at market terms and have a collective weighted average interest rate of 3.4% and term of approximately 12.4 years at September 30, 2020.

GE has in place committed revolving credit lines. The following table provides a summary of committed and available credit lines.

GE COMMITTED AND AVAILABLE REVOLVING CREDIT FACILITIES (In millions)	September 30, 2020	December 31, 2019
Unused back-up revolving syndicated credit facility	$15,000	$20,000
Unused revolving syndicated credit facility	—	14,772
Bilateral revolving credit facilities	5,213	7,225
Total committed revolving credit facilities	$20,213	$41,997
Less offset provisions	—	6,700
Total net available revolving credit facilities	$20,213	$35,297
*Non-GAAP Financial Measure
2020 3Q FORM 10-Q 21

MD&A	CAPITAL RESOURCES AND LIQUIDITY
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

The following table provides a summary of the activity in the primary external sources of short-term borrowings for GE in the third quarters of 2020 and 2019. GE uses its bilateral revolving credit facilities from time to time to meet its short-term liquidity needs.

(In millions)		GE Commercial Paper	Bilateral Revolving Credit Facilities	Total
2020	Average borrowings during the third quarter	$463	$508	$971
	Maximum borrowings outstanding during the third quarter	508	1,094	1,601
	Ending balance at September 30	—	—	—

2019	Average borrowings during the third quarter	$2,952	$1,314	$4,266
	Maximum borrowings outstanding during the third quarter	3,112	1,900	4,924
	Ending balance at September 30	2,985	—	2,985

In the third quarter of 2020, we reduced our ending commercial paper balance to zero. Total average and maximum borrowings in the table above are calculated based on the daily outstanding balance of the sum of commercial paper and revolving credit facilities.

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

(In millions)	Triggers Below	At September 30, 2020
Derivatives
Terminations	BBB/Baa2	$(277)
Cash margin posting	BBB/Baa2	(217)
Receivables Sales Programs
Loss of cash commingling	A-3/P-3	$(129)
Alternative funding sources	A-2/P-2	(306)
Surety bond cash collateral posting	BBB-/Baa3	$(843)
The timing within the quarter of the potential liquidity impact of these areas may differ, as described in the following sections, which provide additional details regarding the significant credit rating conditions of the Company.

DEBT CONDITIONS. Substantially all debt agreements in place at September 30, 2020 do not contain material credit rating covenants. GE’s unused back-up revolving syndicated credit facility and certain of our bilateral revolving credit facilities contain a customary net debt-to-EBITDA financial covenant, which GE satisfied at September 30, 2020.

22 2020 3Q FORM 10-Q

MD&A	CAPITAL RESOURCES AND LIQUIDITY
DERIVATIVE CONDITIONS. Swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the credit ratings of the applicable GE entity were to fall below specified ratings levels agreed upon with the counterparty, primarily BBB/Baa2. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability subject to such termination provisions, after consideration of collateral posted by us and outstanding interest payments was $0.3 billion at September 30, 2020. This excludes exposure related to embedded derivatives, which are not subject to these provisions.

In addition, certain of our derivatives, primarily interest rate swaps, are subject to additional cash margin posting requirements if our credit ratings were to fall below BBB/Baa2. The amount of additional margin will vary based on, among other factors, market movements and changes in our positions. At September 30, 2020, the amount of additional margin that we could be required to post if we fell below these ratings levels was approximately $0.2 billion.

See Note 17 for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

OTHER CONDITIONS. Where we provide servicing for third-party investors under one of our receivable sales programs, GE is contractually permitted to commingle cash collected from customers on financing receivables sold to third-party investors with our own cash prior to payment to third-party investors, provided our short-term credit rating does not fall below A-3/P-3 (this program does not contain any Fitch ratings requirements). In the event any of our ratings were to fall below such levels, we may be required to segregate certain of these cash collections owed to third-party investors into restricted bank accounts and would lose the short-term liquidity benefit of commingling with respect to such collections. The financial impact to our intra-quarter liquidity would vary based on collections activity for a given quarter and may result in increased utilization of our revolving credit facilities. The loss of cash commingling would have resulted in an estimated maximum reduction of approximately $0.1 billion to GE intra-quarter liquidity during the third quarter of 2020.

We have relied, and may continue to rely, on securitization programs to provide alternative funding for sales of GE receivables to third-party investors. In the event our short-term credit ratings were to fall below certain levels, we would not be permitted to commingle certain cash received related to sales of receivables at the end of the quarter. The Fitch downgrade in the second quarter of 2020 resulted in GE classifying $0.3 billion as restricted cash at September 30, 2020. The amount of cash that GE Capital would have been required to classify as restricted cash if our credit ratings had fallen below A-2/P-2 was approximately $0.3 billion at September 30, 2020.

In conjunction with ordinary course commercial transactions and certain regulatory requirements, the Company may periodically enter into agreements that require us to post surety bonds to counterparties. In the first quarter of 2020, we entered into amendments to our agreements with certain of our surety bond providers that may require us to post cash collateral in the event our credit ratings were to fall below BBB-/Baa3. At September 30, 2020, the maximum amount of cash collateral we could be required to post if we fell below these levels was approximately $0.8 billion.

FOREIGN EXCHANGE. As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro, the pound sterling, the Brazilian real and the Chinese renminbi, among others. The effects of foreign currency fluctuations on earnings, excluding the earnings impact of the underlying hedged item, was less than $0.1 billion for the three and nine months ended September 30, 2020, and less than $0.1 billion for the three and nine months ended September 30, 2019. This analysis excludes any offsetting effect from the forecasted future transactions that are economically hedged.

See Note 17 for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

STATEMENT OF CASH FLOWS – NINE MONTHS ENDED SEPTEMBER 30, 2020 VERSUS 2019. We manage the cash flow performance of our industrial and financial services businesses separately, in order to enable us and our investors to evaluate the cash from operating activities of our industrial businesses separately from the cash flows of our financial services business.

See the Intercompany Transactions between GE and GE Capital section and Notes 4 and 20 for further information regarding certain transactions affecting our consolidated Statement of Cash Flows.

GE CASH FLOWS FROM CONTINUING OPERATIONS. The most significant source of cash in GE CFOA is from customer-related activities, the largest of which is collecting cash resulting from product or services sales. The most significant operating use of cash is to pay our suppliers, employees, tax authorities, contribute to post retirement plans and pay others for a wide range of material, services and taxes.

2020 3Q FORM 10-Q 23

MD&A	CAPITAL RESOURCES AND LIQUIDITY
GE cash used for operating activities was $3.2 billion in 2020, an increase of $3.3 billion compared with 2019, primarily due to: a general decrease in net income (after adjusting for the gain on the sale of BioPharma and non-cash losses related to our interest in Baker Hughes), primarily due to COVID-19 impacts in our Aviation segment; an increase in cash used for working capital of $0.6 billion; and an increase in cash paid for income taxes of $0.5 billion; partially offset by changes in contract and other deferred assets of $0.9 billion, primarily due to a net unfavorable change in estimated profitability of $0.9 billion at Aviation (See Note 10); and an increase in cash from All other operating activities of $0.8 billion (primarily due to an increase in equipment project cost accruals of $0.3 billion and an increase in deferred income of $0.3 billion). Increases in Aviation-related customer allowance accruals (which is a component of All other operating activities) of $0.8 billion remained relatively flat compared with 2019.

We utilized the provision of the Coronavirus, Aid, Relief and Economic Security Act (CARES Act) which allows employers to defer the payment of Social Security taxes and, as a result, we deferred $0.2 billion as of September 30, 2020.

The increase in cash used for working capital was due to: an increase in cash used for accounts payable of $3.5 billion, which was primarily as a result of lower volume in 2020 and disbursements related to purchases of materials in prior periods; and higher net liquidations of progress collections of $1.2 billion, which included a partial offset due to early payments received at our Aviation Military equipment business of $0.7 billion in 2020 as part of the U.S. Department of Defense's efforts to support vendors in its supply chain during the pandemic. These increases in cash used for working capital were partially offset by a decrease in cash used for current receivables of $2.3 billion, which was primarily driven by lower volume; and a decrease in cash used for inventories of $1.7 billion, which was primarily driven by lower material purchases, partially offset by lower liquidations.

GE cash from investing activities was $19.3 billion in 2020, an increase of $12.4 billion compared with 2019, primarily due to: net proceeds from the sale of our BioPharma business of $20.3 billion; the nonrecurrence of a capital contribution from GE to GE Capital of $1.5 billion in 2019; partially offset by the nonrecurrences of proceeds from the spin-off of our Transportation business of $6.2 million (including the sale of our retained ownership interests in Wabtec) and the sale of a portion of our stake in Baker Hughes of $3.0 billion. Cash used for additions to property, plant and equipment and internal-use software, which is a component of GE Industrial free cash flows*, was $1.4 billion in 2020, down $0.4 billion compared with 2019.

GE cash used for financing activities was $9.4 billion in 2020, an increase of $2.4 billion compared with 2019, primarily due to: higher repayments of intercompany loans from GE Capital to GE of $7.0 billion; a reduction in commercial paper of $3.0 billion; lower repurchases of long-term debt of $0.6 billion; partially offset by new principal issuances of long-term debt of $7.5 billion in the second quarter of 2020.

GE CASH FLOWS FROM DISCONTINUED OPERATIONS. GE cash used for investing activities in 2019 was primarily due to the deconsolidation of Baker Hughes cash as a result of the reduction in our ownership interest in the segment in the third quarter of 2019. GE cash used for financing activities in 2019 primarily reflects payments of Baker Hughes dividends to noncontrolling interests.

GE CAPITAL CASH FLOWS FROM CONTINUING OPERATIONS. GE Capital cash from operating activities was $2.4 billion in 2020, an increase of $1.1 billion compared with 2019, primarily due to: a net increase in cash collateral received (standard market practice to minimize derivative counterparty exposures) and settlements paid on derivative contracts of $0.7 billion and a general increase in cash generated from earnings (loss) from continuing operations; partially offset by an increase in trade receivables due to short-term extensions of payment terms to customers of $0.3 billion driven primarily by COVID-19 and other market related effects.

GE Capital cash from investing activities was $7.5 billion in 2020, an increase of $4.8 billion compared with 2019, primarily due to: the repayment of GE Capital intercompany loans by GE of $7.0 billion and an increase in cash received related to net settlements between our continuing operations (primarily our Corporate function) and businesses in discontinued operations (primarily WMC) of $1.9 billion; partially offset by lower collections of financing receivables of $2.7 billion, a decrease of GECAS sales deposits of $0.8 billion primarily driven by COVID-19 and other market related effects and lower net sales of equity investments $0.5 billion.

GE Capital cash used for financing activities was $13.9 billion in 2020, an increase of $6.6 billion compared with 2019, primarily due to: higher net repayments of borrowings of $5.8 billion and the nonrecurrence of a capital contribution from GE to GE Capital in 2019 of $1.5 billion; partially offset by lower cash settlements on derivatives hedging foreign currency debt of $0.9 billion.

GE WORKING CAPITAL TRANSACTIONS. Sales of Receivables. In order to manage short-term liquidity and credit exposure, GE may sell current customer receivables to GE Capital and other third parties. These transactions are made on arm's length terms and any discount related to time value of money is recognized within the respective GE Industrial business in the period these receivables were sold to GE Capital or third parties. See Note 4 for further information.

Supply Chain Finance Programs. GE facilitates voluntary supply chain finance programs with third parties, which provide participating GE suppliers the opportunity to sell their GE receivables to third parties at the sole discretion of both the suppliers and the third parties.

At September 30, 2020 and December 31, 2019, included in GE's accounts payable was $2.5 billion and $2.4 billion, respectively, of supplier invoices that are subject to the third-party programs. Total GE supplier invoices paid through these third-party programs were $3.8 billion and $0.9 billion for the nine months ended September 30, 2020 and 2019, respectively.

The GE liability associated with the funded participation in the GE Capital program is presented as accounts payable and amounted to $0.3 billion and $2.1 billion at September 30, 2020 and December 31, 2019, respectively.
*Non-GAAP Financial Measure
24 2020 3Q FORM 10-Q

MD&A	CAPITAL RESOURCES AND LIQUIDITY
INTERCOMPANY TRANSACTIONS BETWEEN GE AND GE CAPITAL. Transactions between related companies are made on arm's length terms and are reported in the GE and GE Capital columns of our financial statements, which we believe provide useful supplemental information to our consolidated financial statements. See Note 20 for further information.

GE Capital Finance Transactions. During the nine months ended September 30, 2020 and 2019, GE Capital acquired from third parties eight aircraft with a list price totaling $0.8 billion and 39 aircraft with a list price totaling $5.0 billion, respectively, that will be leased to others and are powered by engines manufactured by GE Aviation and affiliates. GE Capital also made payments to GE Aviation and affiliates related to spare engines and engine parts of $0.2 billion and $0.3 billion, which included $0.1 billion and $0.3 billion to CFM International during the nine months ended September 30, 2020 and 2019, respectively. Additionally, GE Capital had $2.1 billion and $2.0 billion of net book value of engines, originally manufactured by GE Aviation and affiliates and subsequently leased back to GE Aviation and affiliates at September 30, 2020 and December 31, 2019, respectively. There were two spare engine sales from our Aviation segment to our GECAS business in the three months ended September 30, 2020.

Also, during the nine months ended September 30, 2020 and 2019, GE recognized equipment revenues of $1.9 billion and $1.0 billion, respectively, from customers within our Power and Renewable Energy segments in which GE Capital is an investee or is committed to be an investee in the underlying projects.

For certain of these investments, in order to meet its underwriting criteria, GE Capital may obtain a direct guarantee from GE related to the performance of the third party. GE guarantees include direct performance or payment guarantees, return on investment guarantees and asset value guarantees. As of September 30, 2020, GE had outstanding guarantees to GE Capital on $0.9 billion of funded exposure and $0.5 billion of unfunded commitments, which included guarantees issued by industrial businesses. The recorded contingent liability for these guarantees was insignificant as of September 30, 2020 and is based on individual transaction level defaults, losses and/or returns.

CRITICAL ACCOUNTING ESTIMATES. Please refer to the Critical Accounting Estimates and Note 1 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2019, and Other Items within MD&A for a further discussion of our accounting policies and critical accounting estimates. COVID-19 related market events may have an effect on our Insurance business and pension assumptions.

PENSION ASSUMPTIONS. As discussed in Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended December 31, 2019, our defined benefit pension plans are accounted for on an actuarial basis and measured annually. During the first nine months of 2020, financial markets and interest rates have experienced volatility, which could result in a change in the discount rate used to measure our pension benefit obligation or our pension assets may realize less than our expected long-term rate of return, either of which could result in a material change in the funded status of our pension plans when we measure them at December 31, 2020. Our discount rate is determined using the weighted average of market-observed yields for high-quality fixed income securities with maturities that correspond to the payments of benefits and while benchmark interest rates in the U.S. have been lowered credit spreads on high-quality fixed incomes securities have widened.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, changes in key assumptions for our principal pension plans would have the following effects.
•Discount rate - A 25 basis point decrease in the discount rate would increase pension cost in the following year by about $0.2 billion and would increase the pension benefit obligation by about $2.3 billion.
•Expected return on assets - A 50 basis point decrease in the expected return on assets would increase pension cost in the following year by about $0.3 billion.

OTHER ITEMS
INSURANCE. At September 30, 2020, our insurance liabilities and annuity benefits of $41.5 billion were primarily supported by investment securities of $41.2 billion and commercial mortgage loans of $1.9 billion, net of their allowance for losses, respectively. The insurance liabilities and annuity benefits primarily comprise a liability for future policy benefits for those insurance contract claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported.

For additional information, see Note 12 to the consolidated financial statements and Other Items - Insurance in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
2020 3Q FORM 10-Q 25

MD&A	OTHER ITEMS
Claim reserves. Claim reserves are established when a claim is incurred and represents our best estimate of the present value of the ultimate obligations for future claim payments and claim adjustment expenses. Key inputs include actual known facts about the claim, such as the benefits available and cause of disability of the claimant, as well as assumptions derived from our actual historical experience and expected future changes in experience factors. Claim reserves are evaluated periodically for potential changes in loss estimates with the support of qualified actuaries, and any changes are recorded in earnings in the period in which they are determined.

Reinsurance recoverables. We cede insurance risk to third-party reinsurers for a portion of our insurance contracts, primarily on long-term care insurance policies, and record receivables for estimated recoveries as we are not relieved from our primary obligation to policyholders or cedents. These receivables are estimated in a manner consistent with the future policy benefit reserves and claim reserves. Reserves ceded to reinsurers, net of allowance, were $2.5 billion and $2.4 billion at September 30, 2020 and December 31, 2019, respectively, and are included in the caption Other GE Capital receivables in our consolidated Statement of Financial Position.

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

Rate of Change in Morbidity. Our annual premium deficiency testing incorporates our best estimates of projected future changes in the morbidity rates reflected in our base claim cost curves. These estimates draw upon a number of inputs, some of which are subjective, and all of which are interpreted and applied in the exercise of professional actuarial judgment in the context of the characteristics specific to our portfolios. This exercise of judgment considers factors such as the work performed by internal and external independent actuarial experts engaged to advise us in our annual testing, the observed actual experience in our portfolios measured against our base projections, industry developments, and other trends, including advances in the state of medical care and health-care technology development. With respect to industry developments, we take into account that there are differences between and among industry peers in portfolio characteristics (such as demographic features of the insured populations), the aggregate effect of morbidity improvement or deterioration as applied to base claim cost projections, the extent to which such base cost projections reflect the most current experience, and the accepted diversity of practice in actuarial professional judgment. We assess the potential for any change in morbidity with reference to our existing base claim cost projections, reconstructed in 2017. Projected improvement or deterioration in morbidity can have a material impact on our future claim cost projections, both on a stand-alone basis and also by virtue of influencing other variables such as discount rate and premium rate increases.

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

Discount rate. Interest rate assumptions used in estimating the present value of future policy benefit reserves are based on expected investment yields, net of related investment expenses and expected defaults. In estimating future investment yields, we consider the actual yields on our current investment securities held by our run-off insurance operations and the future rates at which we expect to reinvest any proceeds from investment security maturities, net of other operating cash flows, and the projected future capital contributions into our run-off insurance operations. Lower future investment yields result in a lower discount rate and a higher present value of future policy benefit reserves.

26 2020 3Q FORM 10-Q

MD&A	OTHER ITEMS
Future long-term care premium rate increases. As a reinsurer, we rely upon the primary insurers that issued the underlying policies to file proposed premium rate increases on those policies with the relevant state insurance regulators. While we have no direct ability to seek or to institute such premium rate increases, we often collaborate with the primary insurers in accordance with reinsurance contractual terms to file proposed premium rate increases. We consider recent experience of rate increase filings made by our ceding companies along with state insurance regulatory processes and precedents in establishing our current expectations. Higher future premium rate increases lower the present value of future policy benefit reserves and lower future premium rate increases increase the present value of future policy benefit reserves.

Terminations. Terminations refers to the rate at which the underlying policies are cancelled due to either mortality, lapse (non-payment of premiums by a policyholder), or, in the case of long-term care insurance, benefit exhaustion. Termination rate assumptions used in estimating the present value of future policy benefit reserves are based on the results of our experience studies and reflect actuarial judgment. Lower termination rates increase, while higher termination rates decrease, the present value of expected future benefit payments.

In 2017, based on elevated claim experience for a portion of our long-term care insurance contracts, we initiated a comprehensive review of all premium deficiency testing assumptions across all insurance products, resulting in a reconstruction of our future claim cost projections for long-term care insurance products. While our long-term care insurance claim experience has shown some emerging modest favorable experience, it remains largely in-line with those reconstructed projections. However, the extent of actual experience since 2017 to date is limited in the context of a long-tailed, multi-decade portfolio.

2020 Premium Deficiency Testing. We completed our annual premium deficiency testing in the aggregate across our run-off insurance portfolio in the third quarter of 2020. These procedures included updating experience studies since our last test completed in the third quarter of 2019, independent actuarial analysis and review of industry benchmarks. As we experienced a premium deficiency in 2019, our 2020 premium deficiency testing started with a zero margin and, accordingly, any net adverse development would result in a future premium deficiency. Using our most recent future policy benefit reserve assumptions, including changes to our assumptions related to morbidity, future premium rate increases and discount rate, the 2020 premium deficiency testing results indicated there was a positive margin of less than 2% of the recorded future policy benefit reserves, excluding Other adjustments, at September 30, 2020. As a result, the assumptions updated in connection with the premium deficiency recognized in 2019 remain locked-in and will remain so unless another premium deficiency occurs in the future.

The increase in the premium deficiency testing margin from our 2019 testing was primarily attributable to modestly favorable emerging morbidity experience in our long-term care insurance portfolio, primarily at the older attained ages, in the period since the 2017 reconstruction of our future claim cost projections ($0.4 billion) and higher projected future premium rate increase approvals ($0.2 billion), partially offset by a decline in the overall discount rate to a weighted average rate of 5.70% compared to 5.74% in 2019 ($0.2 billion). This decline in the discount rate from 2019 to 2020 reflects a lower expected reinvestment rate, due to lower benchmark interest rates in the U.S, increasing to a lower expected long-term average investment yield over a longer period and slightly lower actual yields on our investment security portfolio, partially offset by increased allocations to higher yielding asset classes introduced with our 2018 strategic initiatives, which included a modest decline in expected yield compared to 2019 assumptions.

As noted above, while our observed long-term care insurance claim experience has shown some emerging modest favorable experience in the period since the 2017 reconstruction of our future claim cost projections, it remains largely in-line with those reconstructed projections. Based on the application of professional actuarial judgment to the factors discussed above, we have made no substantial change to our assumptions concerning morbidity improvement, mortality, mortality improvement, or terminations in 2020.
As with all assumptions underlying our premium deficiency testing, we will continue to monitor these factors, which may result in future changes in our assumptions.

Since our premium deficiency testing performed in 2019, we have implemented approximately $0.3 billion of previously approved rate increase actions and expect higher projected future premium rate increase approvals of approximately $0.2 billion. Our 2020 premium deficiency test includes approximately $1.9 billion of anticipated future premium increases or benefit reductions associated with future in-force rate actions. This represents a decrease of $0.1 billion from our 2019 premium deficiency test to account for actions that are: (a) approved and not yet implemented, (b) filed but not yet approved, and (c) estimated on future filings through 2028 and includes the effects of the lower discount rate mentioned above and longer anticipated timing to achieve certain premium rate approvals.

As a result of exposure period cut-off dates to permit experience to develop and lags in ceding company data reporting from our ceding companies, the impact of COVID-19 is not reflected in the experience studies data used in our 2020 premium deficiency testing. However, we assessed certain scenarios to understand potential impacts associated with COVID-19 and, due to the insignificance and short-term nature of such uncertain future impacts, including the natural offsets from mortality in the aggregate across our run-off insurance products, concluded adjustments to our primary assumptions used in the premium deficiency testing were not warranted.

When results of the premium deficiency testing indicate overall reserves are sufficient, we are also required to assess whether additional future policy benefit reserves are required to be accrued over time in the future. Such an accrual would be required if profits are projected in earlier future periods followed by losses projected in later future years (i.e., profits followed by losses). When this pattern of profits followed by losses is projected, we would be required to accrue a liability in the expected profitable years by the amount necessary to offset projected losses in later future years. We noted our projections as of third quarter 2020 indicate the present value of projected earnings in each future year to be positive, and therefore, no further adjustments to our future policy benefit reserves were required at this time.
2020 3Q FORM 10-Q 27

MD&A	OTHER ITEMS
GAAP Reserve Sensitivities. The results of our premium deficiency testing are sensitive to the assumptions described above. Considering the results of the 2020 premium deficiency test which resulted in a small margin, any future net adverse changes in our assumptions may reduce the margin or result in a premium deficiency requiring an increase to future policy benefit reserves. For example, adverse changes in key assumptions related to our future policy benefits reserves, holding all other assumptions constant, would have the following effects on the projected present value of future cash flows as presented in the table below. Any future net favorable changes to these assumptions could result in a lower projected present value of future cash flows and additional margin in our premium deficiency test and higher income over the remaining duration of the portfolio, including higher investment income. The assumptions within our future policy benefit reserves are subject to significant uncertainties, including those inherent in the complex nature of our reinsurance treaties. Many of our assumptions are interdependent and require evaluation individually and in the aggregate across all insurance products. Small changes in the amounts used in the sensitivities or the use of different factors could result in materially different outcomes from those reflected below.

	2019 assumption	2020 assumption	Hypothetical change in 2020 assumption	Estimated increase to projected present value of future cash flows (In millions, pre-tax)

Long-term care insurance morbidity improvement	1.25% per year over 12 to 20 years	1.25% per year over 12 to 20 years	25 basis point reduction No morbidity improvement	$600 $3,400
Long-term care insurance morbidity	Based on company experience	Based on company experience	5% increase in dollar amount of paid claims	$1,000
Long-term care insurance mortality improvement	0.5% per year for 10 years with annual improvement graded to 0% over next 10 years	0.5% per year for 10 years with annual improvement graded to 0% over next 10 years	1.0% per year for 10 years with annual improvement graded to 0% over next 10 years	$400
Total terminations:
Long-term care insurance mortality	Based on company experience	Based on company experience	Any change in termination assumptions that reduce total terminations by 10%	$1,100
Long-term care insurance lapse rate	Varies by block, attained age and benefit period; average 0.5 - 1.15%	Varies by block, attained age and benefit period; average 0.5 - 1.15%
Long-term care insurance benefit exhaustion	Based on company experience	Based on company experience
Long-term care insurance future premium rate increases	Varies by block based on filing experience	Varies by block based on filing experience	25% adverse change in premium rate increase success rate	$500
Discount rate:
Overall discount rate	5.74%	5.70%	25 basis point reduction	$900
Reinvestment rate	3.05%; grading to a long-term average investment yield of 5.9%	2.70%; grading to a long-term average investment yield of 5.8%	25 basis point reduction; grading to a long-term average investment yield of 5.8%	Less than $100
Structured settlement annuity mortality	Based on company experience	Based on company experience	5% decrease in mortality	$100
Life insurance mortality	Based on company experience	Based on company experience	5% increase in mortality	$300

Statutory Considerations. Our run-off insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices. Statutory accounting practices, not GAAP, determine the required statutory capital levels of our insurance legal entities. We annually perform statutory asset adequacy testing and expect our December 31, 2020 testing process to be completed in the first quarter of 2021, the results of which may affect the amount or timing of capital contributions from GE Capital to the insurance legal entities. See Other Items - New Accounting Standards and Note 12 to the consolidated financial statements and Other Items within MD&A in our Annual Report on Form 10-K for the year ended December 31, 2019 for further information.

28 2020 3Q FORM 10-Q

MD&A	OTHER ITEMS
NEW ACCOUNTING STANDARDS. The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts with an effective date for periods beginning after December 31, 2021, with an election to adopt early. On September 30, 2020, the FASB directed the staff to draft a final ASU to defer the effective date for all insurance entities by one year and to allow the early application transition date to be either the beginning of the prior period or the earliest prior period presented. We are evaluating the effect of the standard on our consolidated financial statements and anticipate that its adoption will significantly change the accounting for measurements of our long-duration insurance liabilities. The ASU requires cash flow assumptions used in the measurement of various insurance liabilities to be reviewed at least annually and updated if actual experience or other evidence indicates previous assumptions need to be revised with any required changes recorded in earnings. Under the current accounting guidance, the discount rate is based on expected investment yields, while under the ASU the discount rate will be equivalent to the upper-medium grade (i.e., single A) fixed-income instrument yield reflecting the duration characteristics of the liability and is required to be updated in each reporting period with changes recorded in other comprehensive income. In measuring the insurance liabilities under the new standard, contracts shall not be grouped together from different issue years. These changes result in the elimination of premium deficiency testing and shadow adjustments. While we continue to evaluate the effect of the standard on our ongoing financial reporting, we anticipate that the adoption of the ASU will materially affect our financial statements. As the ASU is only applicable to the measurements of our long-duration insurance liabilities under GAAP, it will not affect the accounting for our insurance reserves or the levels of capital and surplus under statutory accounting practices.

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

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

GE INDUSTRIAL ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
(Dollars in millions)	Revenues			Segment profit (loss)			Profit margin
Three months ended September 30	2020	2019	V%	2020	2019	V%	2020	2019	V pts
Power (GAAP)	$4,025	$3,926	3%	$150	$(144)	F	3.7%	(3.7)%	7.4pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	25		—	4
Less: foreign currency effect	—	—		(5)	—
Power organic (Non-GAAP)	$4,026	$3,901	3%	$155	$(147)	F	3.8%	(3.8)%	7.6pts

Renewable Energy (GAAP)	$4,525	$4,425	2%	$5	$(98)	F	0.1%	(2.2)%	2.3pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	37		—	(7)
Less: foreign currency effect	(32)	—		(2)	—
Renewable Energy organic (Non-GAAP)	$4,558	$4,388	4%	$7	$(91)	F	0.2%	(2.1)%	2.3pts

Aviation (GAAP)	$4,919	$8,109	(39)%	$356	$1,718	(79)%	7.2%	21.2%	(14.0)pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	73		—	1
Less: foreign currency effect	6	—		(5)	—
Aviation organic (Non-GAAP)	$4,913	$8,036	(39)%	$361	$1,717	(79)%	7.3%	21.4%	(14.1)pts

Healthcare (GAAP)	$4,565	$4,923	(7)%	$765	$974	(21)%	16.8%	19.8%	(3.0)pts
Less: acquisitions	14	—		(6)	—
Less: business dispositions	21	825		(2)	373
Less: foreign currency effect	10	—		(8)	—
Healthcare organic (Non-GAAP)	$4,519	$4,098	10%	$781	$601	30%	17.3%	14.7%	2.6pts

Less: BioPharma organic (Non-GAAP)	$—	$—		$—	$—
Healthcare excluding BioPharma organic (Non-GAAP)	$4,519	$4,098	10%	$781	$601	30%	17.3%	14.7%	2.6pts
2020 3Q FORM 10-Q 29

MD&A	NON-GAAP FINANCIAL MEASURES

	Revenues			Segment profit (loss)			Profit margin
Nine months ended September 30	2020	2019	V%	2020	2019	V%	2020	2019	V pts
Power (GAAP)	$12,206	$13,224	(8)%	$(19)	$84	U	(0.2)%	0.6%	(0.8)pts
Less: acquisitions	19	19		(3)	(2)
Less: business dispositions	15	81		2	4
Less: foreign currency effect	(111)	—		16	—
Power organic (Non-GAAP)	$12,283	$13,124	(6)%	$(34)	$83	U	(0.3)%	0.6%	(0.9)pts

Renewable Energy (GAAP)	$11,224	$10,590	6%	$(493)	$(469)	(5)%	(4.4)%	(4.4)%	—pts
Less: acquisitions	—	—		—	—
Less: business dispositions	8	60		—	(7)
Less: foreign currency effect	(230)	—		21	—
Renewable Energy organic (Non-GAAP)	$11,445	$10,530	9%	$(513)	$(462)	(11)%	(4.5)%	(4.4)%	(0.1)pts

Aviation (GAAP)	$16,196	$23,940	(32)%	$681	$4,764	(86)%	4.2%	19.9%	(15.7)pts
Less: acquisitions	—	—		—	—
Less: business dispositions	13	299		(2)	16
Less: foreign currency effect	(1)	—		2	—
Aviation organic (Non-GAAP)	$16,184	$23,640	(32)%	$681	$4,748	(86)%	4.2%	20.1%	(15.9)pts

Healthcare (GAAP)	$13,185	$14,540	(9)%	$2,212	$2,714	(18)%	16.8%	18.7%	(1.9)pts
Less: acquisitions	36	21		(17)	(4)
Less: business dispositions	21	1,656		(2)	702
Less: foreign currency effect	(114)	—		(28)	—
Healthcare organic (Non-GAAP)	$13,243	$12,863	3%	$2,259	$2,015	12%	17.1%	15.7%	1.4pts

Less: BioPharma organic (Non-GAAP)	$839	$762		$379	$311
Healthcare excluding BioPharma organic (Non-GAAP)	$12,404	$12,102	2%	$1,879	$1,705	10%	15.1%	14.1%	1.0pts

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

BIOPHARMA ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN (NON-GAAP)
Three months ended September 30	Revenues			Segment profit (loss)			Profit margin
(Dollars in millions)	2020	2019	V%	2020	2019	V%	2020	2019	V pts
BioPharma (GAAP)	$—	$786	U	$—	$380	U	—%	48.3%	(48.3)	pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	786		—	380
Less: foreign currency effect	—	—		—	—
BioPharma organic (Non-GAAP)	$—	$—	—%	$—	$—	—%	—%	—%	—	pts

Nine months ended September 30	2020	2019	V%	2020	2019	V%	2020	2019	V pts
BioPharma (GAAP)	$830	$2,378	(65)%	$382	$1,063	(64)%	46.0%	44.7%	1.3	pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	1,616		—	752
Less: foreign currency effect	(9)	—		2	—
BioPharma organic (Non-GAAP)	$839	$762	10%	$379	$311	22%	45.2%	40.8%	4.4	pts

*Non-GAAP Financial Measure
30 2020 3Q FORM 10-Q

MD&A	NON-GAAP FINANCIAL MEASURES

GE INDUSTRIAL ORGANIC REVENUES (NON-GAAP)	Three months ended September 30			Nine months ended September 30
(Dollars in millions)	2020	2019	V%	2020	2019	V%
GE Industrial revenues (GAAP)	$17,918	$21,519	(16.7)%	$52,828	$63,259	(16)%
Less: acquisitions	35	6		103	45
Less: business dispositions(a)	21	1,104		58	2,403
Less: foreign currency effect(b)	(15)	—		(461)	—
GE Industrial organic revenues (Non-GAAP)	$17,877	$20,410	(12.4)%	$53,129	$60,811	(12.6)%
Less: BioPharma organic revenue (Non-GAAP)	—	—		839	762
GE Industrial organic revenues excluding BioPharma organic revenues (Non-GAAP)	$17,877	$20,410	(12.4)%	$52,290	$60,049	(12.9)%

(a) Dispositions impact in 2019 primarily related to our BioPharma business, with revenues of $1,616 million, Middle River and Hamble site dispositions, with revenues of $125 million and $148 million, respectively, and Current and Lighting within our Corporate segment, with revenues of $155 million and $144 million, respectively.
(b) Foreign currency impact in 2020 is primarily driven by U.S. Dollar appreciation against Euro, Brazilian Real and Chinese Yen.

We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends.

GE INDUSTRIAL EQUIPMENT AND SERVICES	Three months ended September 30			Nine months ended September 30
ORGANIC REVENUES (NON-GAAP) (Dollars in millions)	2020	2019	V%	2020	2019	V%
GE Industrial equipment revenues (GAAP)	$9,625	$10,996	(12)%	$26,928	$30,873	(13)%
Less: acquisitions	—	—		13	14
Less: business dispositions	—	968		19	2,112
Less: foreign currency effect	9	—		(299)	—
GE Industrial equipment organic revenues (Non-GAAP)	$9,616	$10,027	(4)%	$27,194	$28,747	(5)%

GE Industrial services revenues (GAAP)	$8,293	$10,524	(21)%	$25,901	$32,386	(20)%
Less: acquisitions	35	6		89	31
Less: business dispositions	21	136		39	291
Less: foreign currency effect	(24)	—		(162)	—
GE Industrial services organic revenues (Non-GAAP)	$8,261	$10,383	(20)%	$25,934	$32,064	(19)%

We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends.
2020 3Q FORM 10-Q 31

MD&A	NON-GAAP FINANCIAL MEASURES

ADJUSTED GE INDUSTRIAL PROFIT AND PROFIT MARGIN	Three months ended September 30		Nine months ended September 30
(EXCLUDING CERTAIN ITEMS) (NON-GAAP) (Dollars in millions)	2020	2019	2020	2019
GE total revenues (GAAP)	$17,918	$21,519	$52,828	$63,259

Costs
GE total costs and expenses (GAAP)	$18,705	$22,128	$56,943	$64,201
Less: GE interest and other financial charges	313	791	1,079	1,693
Less: non-operating benefit costs	603	562	1,815	1,684
Less: restructuring & other(a)	326	322	967	933
Less: Steam asset impairments(a)	363	—	363	—
Less: goodwill impairments(a)	—	740	728	1,484
Add: noncontrolling interests	(51)	(5)	(161)	17
Adjusted GE Industrial costs (Non-GAAP)	$17,049	$19,708	$51,829	$58,423

Other Income
GE other income (GAAP)	$(509)	$153	$8,481	$1,177
Less: unrealized gains (losses)(a)	(760)	(86)	(4,728)	(125)
Less: restructuring & other	—	—	—	9
Less: gains (losses) and impairments for disposed or held for sale businesses(a)	119	(97)	12,632	153
Adjusted GE other income (Non-GAAP)	$132	$336	$577	$1,140

GE Industrial profit (GAAP)	$(1,296)	$(456)	$4,366	$236
GE Industrial profit margin (GAAP)	(7.2)%	(2.1)%	8.3%	0.4%

Adjusted GE Industrial profit (Non-GAAP)	$1,001	$2,147	$1,576	$5,976
Adjusted GE Industrial profit margin (Non-GAAP)	5.6%	10.0%	3.0%	9.4%

(a) See the Corporate Items and Eliminations section for further information.
We believe these measures are meaningful because they increase the comparability of period-to-period results.

ADJUSTED GE INDUSTRIAL ORGANIC PROFIT	Three months ended September 30			Nine months ended September 30
(NON-GAAP) (Dollars in millions)	2020	2019	V%	2020	2019	V%
Adjusted GE Industrial profit (Non-GAAP)	$1,001	$2,147	(53)%	$1,576	$5,976	(74)%
Less: acquisitions	—	—		(8)	(6)
Less: business dispositions	(2)	360		(3)	695
Less: foreign currency effect	(15)	—		15	—
Adjusted GE Industrial organic profit (Non-GAAP)	$1,018	$1,787	(43)%	$1,572	$5,286	(70)%

Adjusted GE Industrial profit margin (Non-GAAP)	5.6%	10.0%	(4.4)pts	3.0%	9.4%	(6.4)pts
Adjusted GE Industrial organic profit margin (Non-GAAP)	5.7%	8.8%	(3.1)pts	3.0%	8.7%	(5.7)pts

We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends.
32 2020 3Q FORM 10-Q

MD&A	NON-GAAP FINANCIAL MEASURES

ADJUSTED EARNINGS (LOSS) (NON-GAAP)	Three months ended September 30			Nine months ended September 30
(Dollars in millions)	2020	2019	V%	2020	2019	V%
Consolidated earnings (loss) from continuing operations attributable to GE common shareholders (GAAP)(a)	$(1,155)	$(1,325)	13%	$2,984	$(707)	F
Add: Accretion of redeemable noncontrolling interests (RNCI)	(6)	—		(141)	—
Less: GE Capital earnings (loss) from continuing operations attributable to GE common shareholders (GAAP)	(52)	(645)		(1,558)	(599)
GE Industrial earnings (loss) (Non-GAAP)	$(1,109)	$(680)	(63)%	$4,401	$(108)	F
Non-operating benefits costs (pre-tax) (GAAP)	(603)	(562)		(1,815)	(1,684)
Tax effect on non-operating benefit costs	127	118		381	354
Less: non-operating benefit costs (net of tax)	(476)	(444)		(1,434)	(1,331)
Gains (losses) and impairments for disposed or held for sale businesses (pre-tax)(b)	119	(97)		12,632	153
Tax effect on gains (losses) and impairments for disposed or held for sale businesses	(35)	(34)		(1,270)	3
Less: gains (losses) and impairments for disposed or held for sale businesses (net of tax)	84	(130)		11,362	156
Restructuring & other (pre-tax)(b)	(326)	(322)		(967)	(924)
Tax effect on restructuring & other	47	68		181	222
Less: restructuring & other (net of tax)	(279)	(254)		(786)	(702)
Steam asset impairments (pre-tax)(b)	(363)	—		(363)	—
Tax effect on Steam asset impairments	37	—		37	—
Less: Steam asset impairments (net of tax)	(326)	—		(326)	—
Goodwill impairments (pre-tax)(b)	—	(740)		(728)	(1,484)
Tax effect on goodwill impairments	—	—		(23)	(55)
Less: goodwill impairments (net of tax)	—	(740)		(751)	(1,539)
Unrealized gains (losses) (pre-tax)(b)	(760)	(86)		(4,728)	(125)
Tax on unrealized gains (losses)	132	18		951	26
Less: unrealized gains (losses) (net of tax)	(628)	(68)		(3,777)	(98)
Debt extinguishment costs (pre-tax)	—	(255)		(63)	(255)
Tax effect on debt extinguishment costs	—	53		(13)	53
Less: debt extinguishment costs (net of tax)	—	(201)		(50)	(201)
BioPharma deal expense (pre-tax)	—	—		—	—
Tax on BioPharma deal expense	—	—		—	(14)
Less: BioPharma deal expense (net of tax)	—	—		—	(14)
Accretion of RNCI (pre-tax)	(6)	—		(141)	—
Tax effect on accretion of RNCI	—	—		—	—
Less: Accretion of RNCI (net of tax)	(6)	—		(141)	—
Less: GE Industrial U.S. tax reform enactment adjustment	(51)	—		(51)	(101)
Adjusted GE Industrial earnings (loss) (Non-GAAP)	$574	$1,158	(50)%	$355	$3,722	(90)%

GE Capital earnings (loss) from continuing operations attributable to GE common shareholders (GAAP)	$(52)	$(645)	92%	$(1,558)	$(599)	U
Insurance premium deficiency test charge (pre-tax)	—	(972)		—	(972)
Tax effect on insurance premium deficiency test charge	—	204		—	204
Less: Insurance premium deficiency test charge (net of tax)	—	(768)		—	(768)
Goodwill impairments (pre-tax)	—	—		(839)	—
Tax effect on goodwill impairments	—	—		3	—
Less: goodwill impairments (net of tax)	—	—		(836)	—
Debt extinguishment costs (pre-tax)	—	—		(143)	—
Tax effect on debt extinguishment costs	—	—		24	—
Less: debt extinguishment costs (net of tax)	—	—		(119)	—
Less: GE Capital U.S. tax reform enactment adjustment	2	—		2	99
Less: GE Capital tax benefit related to BioPharma sale	8	—		96	—
Adjusted GE Capital earnings (loss) (Non-GAAP)	$(61)	$123	U	$(701)	$70	U

Adjusted GE Industrial earnings (loss) (Non-GAAP)	$574	$1,158	(50)%	$355	$3,722	(90)%
Add: Adjusted GE Capital earnings (loss) (Non-GAAP)	(61)	123	U	(701)	70	U
Adjusted earnings (loss) (Non-GAAP)	$513	$1,282	(60)%	$(346)	$3,792	U
(a) Earnings for per-share calculation includes allocation of participating securities pursuant to the two-class method. See Note 16 for further information.
(b) See the Corporate Items and Eliminations section for further information.
2020 3Q FORM 10-Q 33

MD&A	NON-GAAP FINANCIAL MEASURES

ADJUSTED EARNINGS (LOSS) PER SHARE (EPS)	Three months ended September 30			Nine months ended September 30
(NON-GAAP)	2020	2019	V%	2020	2019	V%
Consolidated EPS from continuing operations attributable to GE common shareholders (GAAP)	$(0.13)	$(0.15)	13%	$0.34	$(0.08)	F
Add: Accretion of redeemable noncontrolling interests (RNCI)	—	—		(0.02)	—
Less: GE Capital EPS from continuing operations attributable to GE common shareholders (GAAP)	(0.01)	(0.07)		(0.18)	(0.07)
GE Industrial EPS (Non-GAAP)	$(0.13)	$(0.08)	(63)%	$0.50	$(0.01)	F
Non-operating benefits costs (pre-tax) (GAAP)	(0.07)	(0.06)		(0.21)	(0.19)
Tax effect on non-operating benefit costs	0.01	0.01		0.04	0.04
Less: non-operating benefit costs (net of tax)	(0.05)	(0.05)		(0.16)	(0.15)
Gains (losses) and impairments for disposed or held for sale businesses (pre-tax)	0.01	(0.01)		1.44	0.02
Tax effect on gains (losses) and impairments for disposed or held for sale businesses	—	—		(0.15)	—
Less: gains (losses) and impairments for disposed or held for sale businesses (net of tax)	0.01	(0.01)		1.30	0.02
Restructuring & other (pre-tax)	(0.04)	(0.04)		(0.11)	(0.11)
Tax effect on restructuring & other	0.01	0.01		0.02	0.03
Less: restructuring & other (net of tax)	(0.03)	(0.03)		(0.09)	(0.08)
Steam asset impairments (pre-tax)	(0.04)	—		(0.04)	—
Tax effect on Steam asset impairments	—	—		—	—
Less: Steam asset impairments (net of tax)	(0.04)	—		(0.04)	—
Goodwill impairments (pre-tax)	—	(0.08)		(0.08)	(0.17)
Tax effect on goodwill impairments	—	—		—	(0.01)
Less: goodwill impairments (net of tax)	—	(0.08)		(0.09)	(0.18)
Unrealized gains (losses) (pre-tax)	(0.09)	(0.01)		(0.54)	(0.01)
Tax on unrealized gains (losses)	0.02	—		0.11	—
Less: unrealized gains (losses) (net of tax)	(0.07)	(0.01)		(0.43)	(0.01)
Debt extinguishment costs (pre-tax)	—	(0.03)		(0.01)	(0.03)
Tax effect on debt extinguishment costs	—	0.01		—	0.01
Less: debt extinguishment costs (net of tax)	—	(0.02)		(0.01)	(0.02)
BioPharma deal expense (pre-tax)	—	—		—	—
Tax on BioPharma deal expense	—	—		—	—
Less: BioPharma deal expense (net of tax)	—	—		—	—
Accretion of RNCI (pre-tax)	—	—		(0.02)	—
Tax effect on accretion of RNCI	—	—		—	—
Less: Accretion of RNCI (net of tax)	—	—		(0.02)	—
Less: GE Industrial U.S. tax reform enactment adjustment	(0.01)	—		(0.01)	(0.01)
Adjusted GE Industrial EPS (Non-GAAP)	$0.07	$0.13	(46)%	$0.04	$0.43	(91)%

GE Capital EPS from continuing operations attributable to GE common shareholders (GAAP)	$(0.01)	$(0.07)	86%	$(0.18)	$(0.07)	U
Insurance premium deficiency test charge (pre-tax)	—	(0.11)		—	(0.11)
Tax effect on insurance premium deficiency test charge	—	0.02		—	0.02
Less: Insurance premium deficiency test charge (net of tax)	—	(0.09)		—	(0.09)
Goodwill impairments (pre-tax)	—	—		(0.10)	—
Tax effect on goodwill impairments	—	—		—	—
Less: goodwill impairments (net of tax)	—	—		(0.10)	—
Debt extinguishment costs (pre-tax)	—	—		(0.02)	—
Tax effect on debt extinguishment costs	—	—		—	—
Less: debt extinguishment costs (net of tax)	—	—		(0.01)	—
Less: GE Capital U.S. tax reform enactment adjustment	—	—		—	0.01
Less: GE Capital tax benefit related to BioPharma sale	—	—		0.01	—
Adjusted GE Capital EPS (Non-GAAP)	$(0.01)	$0.01	U	$(0.08)	$0.01	U

Adjusted GE Industrial EPS (Non-GAAP)	$0.07	$0.13	(46)%	$0.04	$0.43	(91)%
Add: Adjusted GE Capital EPS (Non-GAAP)	(0.01)	0.01	U	(0.08)	0.01	U
Adjusted EPS (Non-GAAP)	$0.06	$0.15	(60)%	$(0.04)	$0.43	U
Earnings-per-share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.
34 2020 3Q FORM 10-Q

MD&A	NON-GAAP FINANCIAL MEASURES

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

GE INDUSTRIAL FREE CASH FLOWS (FCF) (NON-GAAP)	Nine months ended September 30
(In millions)	2020	2019
GE CFOA (GAAP)	$(3,175)	$77
Add: gross additions to property, plant and equipment	(1,302)	(1,596)
Add: gross additions to internal-use software	(121)	(203)
Less: taxes related to business sales	(837)	(160)
GE Industrial free cash flows (Non-GAAP)	$(3,761)	$(1,562)

We believe investors may find it useful to compare GE's Industrial free cash flows* performance without the effects of cash used for taxes related to business sales. We believe this measure will better allow management and investors to evaluate the capacity of our industrial operations to generate free cash flows.

GE INDUSTRIAL NET DEBT (NON-GAAP) (In millions)	September 30, 2020	December 31, 2019
Total GE short- and long-term borrowings (GAAP)	$44,258	$52,059
Less: GE Capital short- and long-term debt assumed by GE	24,134	31,368
Add: intercompany loans from GE Capital	4,726	12,226
Total adjusted GE borrowings	$24,851	$32,917
Total pension and principal retiree benefit plan liabilities (pre-tax)(a)	27,773	27,773
Less: taxes at 21%	5,832	5,832
Total pension and principal retiree benefit plan liabilities (net of tax)	$21,941	$21,941
GE operating lease liabilities	3,117	3,369
GE preferred stock	5,871	5,738
Less: 50% of GE preferred stock	2,936	2,869
50% of preferred stock	$2,936	$2,869
Deduction for total GE cash, cash equivalents and restricted cash	(24,337)	(17,613)
Less: 25% of GE cash, cash equivalents and restricted cash	(6,084)	(4,403)
Deduction for 75% of GE cash, cash equivalents and restricted cash	$(18,252)	$(13,210)
Total GE Industrial net debt (Non-GAAP)	$34,592	$47,886

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

CONTROLS AND PROCEDURES. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2020, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

OTHER FINANCIAL DATA. GE did not repurchase any equity securities during the three months ended September 30, 2020.

*Non-GAAP Financial Measure
2020 3Q FORM 10-Q 35

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)	Three months ended September 30
(UNAUDITED)	Consolidated
(In millions; per-share amounts in dollars)	2020	2019
Sales of goods	$12,318	$14,869
Sales of services	5,558	6,635
GE Capital revenues from services	1,541	1,856
Total revenues (Note 9)	19,417	23,360

Cost of goods sold	10,833	12,503
Cost of services sold	4,442	4,825
Selling, general and administrative expenses	3,227	3,293
Interest and other financial charges	745	1,279
Insurance losses and annuity benefits	624	1,463
Goodwill impairments (Note 8)	—	740
Non-operating benefit costs	605	565
Other costs and expenses	84	99
Total costs and expenses	20,561	24,767

Other income (Note 22)	(517)	158
GE Capital earnings (loss) from continuing operations	—	—

Earnings (loss) from continuing operations before income taxes	(1,660)	(1,249)
Benefit (provision) for income taxes	501	(41)
Earnings (loss) from continuing operations	(1,160)	(1,290)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(35)	(8,093)
Net earnings (loss)	(1,195)	(9,383)
Less net earnings (loss) attributable to noncontrolling interests	(51)	40
Net earnings (loss) attributable to the Company	(1,144)	(9,423)
Preferred stock dividends	(46)	(42)
Net earnings (loss) attributable to GE common shareholders	$(1,190)	$(9,465)

Amounts attributable to GE common shareholders
Earnings (loss) from continuing operations	$(1,160)	$(1,290)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(51)	(7)
Earnings (loss) from continuing operations attributable to the Company	(1,109)	(1,283)
Preferred stock dividends	(46)	(42)
Earnings (loss) from continuing operations attributable
to GE common shareholders	(1,155)	(1,325)
Earnings (loss) from discontinued operations, net of taxes	(35)	(8,093)
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	—	46
Net earnings (loss) attributable to GE common shareholders	$(1,190)	$(9,465)

Earnings (loss) per share from continuing operations (Note 16)
Diluted earnings (loss) per share	$(0.13)	$(0.15)
Basic earnings (loss) per share	$(0.13)	$(0.15)

Net earnings (loss) per share (Note 16)
Diluted earnings (loss) per share	$(0.14)	$(1.08)
Basic earnings (loss) per share	$(0.14)	$(1.08)

Dividends declared per common share	$0.01	$0.01

36 2020 3Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS) (CONTINUED)	Three months ended September 30
(UNAUDITED)	GE(a)		GE Capital
(In millions; per-share amounts in dollars)	2020	2019	2020	2019
Sales of goods	$12,314	$14,879	$12	$22
Sales of services	5,604	6,640	—	—
GE Capital revenues from services	—	—	1,669	2,075
Total revenues	17,918	21,519	1,681	2,097

Cost of goods sold	10,831	12,519	11	17
Cost of services sold	3,853	4,341	635	510
Selling, general and administrative expenses	3,106	3,172	178	199
Interest and other financial charges	313	791	486	590
Insurance losses and annuity benefits	—	—	635	1,469
Goodwill impairments (Note 8)	—	740	—	—
Non-operating benefit costs	603	562	2	3
Other costs and expenses	—	4	98	103
Total costs and expenses	18,705	22,128	2,045	2,890

Other income (Note 22)	(509)	153	—	—
GE Capital earnings (loss) from continuing operations	(52)	(645)	—	—

Earnings (loss) from continuing operations before income taxes	(1,348)	(1,101)	(364)	(793)
Benefit (provision) for income taxes	143	(229)	357	188
Earnings (loss) from continuing operations	(1,205)	(1,330)	(6)	(604)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(35)	(8,093)	(26)	(18)
Net earnings (loss)	(1,241)	(9,423)	(32)	(623)
Less net earnings (loss) attributable to noncontrolling interests	(51)	41	—	(2)
Net earnings (loss) attributable to the Company	(1,190)	(9,465)	(32)	(621)
Preferred stock dividends	—	—	(46)	(42)
Net earnings (loss) attributable to GE common shareholders	$(1,190)	$(9,465)	$(78)	$(663)

Amounts attributable to GE common shareholders:
Earnings (loss) from continuing operations	$(1,205)	$(1,330)	$(6)	$(604)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(51)	(5)	—	(2)
Earnings (loss) from continuing operations attributable to the Company	(1,155)	(1,325)	(6)	(603)
Preferred stock dividends	—	—	(46)	(42)
Earnings (loss) from continuing operations attributable
to GE common shareholders	(1,155)	(1,325)	(52)	(645)
Earnings (loss) from discontinued operations, net of taxes	(35)	(8,093)	(26)	(18)
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	—	46	—	—
Net earnings (loss) attributable to GE common shareholders	$(1,190)	$(9,465)	$(78)	$(663)
(a) Represents the adding together of all GE Industrial affiliates and GE Capital continuing operations on a one-line basis. See Note 1.

2020 3Q FORM 10-Q 37

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS)	Nine months ended September 30
(UNAUDITED)	Consolidated
(In millions; per-share amounts in dollars)	2020	2019
Sales of goods	$35,414	$42,220
Sales of services	17,336	20,912
GE Capital revenues from services	4,940	5,845
Total revenues (Note 9)	57,690	68,976

Cost of goods sold	31,679	35,123
Cost of services sold	14,375	15,825
Selling, general and administrative expenses	9,371	10,120
Interest and other financial charges	2,536	3,272
Insurance losses and annuity benefits	1,824	2,712
Goodwill impairments (Note 8)	1,717	1,484
Non-operating benefit costs	1,821	1,694
Other costs and expenses	322	337
Total costs and expenses	63,645	70,568

Other income (Note 22)	8,430	1,170
GE Capital earnings (loss) from continuing operations	—	—

Earnings (loss) from continuing operations before income taxes	2,476	(422)
Benefit (provision) for income taxes	637	1
Earnings (loss) from continuing operations	3,113	(421)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(206)	(5,212)
Net earnings (loss)	2,907	(5,634)
Less net earnings (loss) attributable to noncontrolling interests	(161)	73
Net earnings (loss) attributable to the Company	3,068	(5,707)
Preferred stock dividends	(280)	(270)
Net earnings (loss) attributable to GE common shareholders	$2,787	$(5,977)

Amounts attributable to GE common shareholders
Earnings (loss) from continuing operations	$3,113	$(421)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(159)	16
Earnings (loss) from continuing operations attributable to the Company	3,271	(437)
Preferred stock dividends	(280)	(270)
Earnings (loss) from continuing operations attributable
to GE common shareholders	2,991	(707)
Earnings (loss) from discontinued operations, net of taxes	(206)	(5,212)
Less net earnings (loss) attributable to noncontrolling interests,
discontinued operations	(2)	58
Net earnings (loss) attributable to GE common shareholders	$2,787	$(5,977)

Earnings (loss) per share from continuing operations (Note 16)
Diluted earnings (loss) per share	$0.32	$(0.08)
Basic earnings (loss) per share	$0.32	$(0.08)

Net earnings (loss) per share (Note 16)
Diluted earnings (loss) per share	$0.30	$(0.69)
Basic earnings (loss) per share	$0.30	$(0.69)

Dividends declared per common share	$0.03	$0.03
38 2020 3Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF EARNINGS (LOSS) (CONTINUED)	Nine months ended September 30
(UNAUDITED)	GE(a)		GE Capital
(In millions; per-share amounts in dollars)	2020	2019	2020	2019
Sales of goods	$35,401	$42,312	$49	$56
Sales of services	17,427	20,948	—	—
GE Capital revenues from services	—	—	5,400	6,589
Total revenues	52,828	63,259	5,449	6,645

Cost of goods sold	31,677	35,233	38	44
Cost of services sold	12,461	14,372	2,005	1,508
Selling, general and administrative expenses	9,034	9,734	543	677
Interest and other financial charges	1,079	1,693	1,647	1,913
Insurance losses and annuity benefits	—	—	1,866	2,771
Goodwill impairments (Note 8)	877	1,484	839	—
Non-operating benefit costs	1,815	1,684	7	10
Other costs and expenses	—	—	395	380
Total costs and expenses	56,943	64,201	7,340	7,303

Other income (Note 22)	8,481	1,177	—	—
GE Capital earnings (loss) from continuing operations	(1,558)	(599)	—	—

Earnings (loss) from continuing operations before income taxes	2,808	(363)	(1,890)	(658)
Benefit (provision) for income taxes	22	(327)	614	327
Earnings (loss) from continuing operations	2,830	(690)	(1,276)	(331)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(206)	(5,212)	(173)	255
Net earnings (loss)	2,624	(5,902)	(1,449)	(76)
Less net earnings (loss) attributable to noncontrolling interests	(163)	75	2	(2)
Net earnings (loss) attributable to the Company	2,787	(5,977)	(1,451)	(74)
Preferred stock dividends	—	—	(280)	(270)
Net earnings (loss) attributable to GE common shareholders	$2,787	$(5,977)	$(1,731)	$(344)

Amounts attributable to GE common shareholders:
Earnings (loss) from continuing operations	$2,830	$(690)	$(1,276)	$(331)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(161)	17	2	(2)
Earnings (loss) from continuing operations attributable to the Company	2,991	(707)	(1,278)	(329)
Preferred stock dividends	—	—	(280)	(270)
Earnings (loss) from continuing operations attributable
to GE common shareholders	2,991	(707)	(1,558)	(599)
Earnings (loss) from discontinued operations, net of taxes	(206)	(5,212)	(173)	255
Less net earnings (loss) attributable to noncontrolling interests,
discontinued operations	(2)	58	—	—
Net earnings (loss) attributable to GE common shareholders	$2,787	$(5,977)	$(1,731)	$(344)
(a) Represents the adding together of all GE Industrial affiliates and GE Capital continuing operations on a one-line basis. See Note 1.

2020 3Q FORM 10-Q 39

FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL POSITION (UNAUDITED)	Consolidated
(In millions, except share amounts)	September 30, 2020	December 31, 2019
Cash, cash equivalents and restricted cash	$39,162	$36,394
Investment securities (Note 3)	46,881	48,521
Current receivables (Note 4)	17,302	16,769
Financing receivables – net (Note 5)	3,021	3,134
Inventories (Note 6)	14,925	14,104
Other GE Capital receivables	7,389	7,144
Property, plant and equipment – net (Note 7)	44,830	46,186
Receivable from GE Capital	—	—
Investment in GE Capital	—	—
Goodwill (Note 8)	25,278	26,734
Other intangible assets – net (Note 8)	9,909	10,653
Contract and other deferred assets (Note 10)	15,571	16,801
All other assets	15,094	16,461
Deferred income taxes (Note 14)	11,367	9,889
Assets of businesses held for sale (Note 2)	—	9,149
Assets of discontinued operations (Note 2)	3,587	4,109
Total assets	$254,315	$266,048

Short-term borrowings (Note 11)	$5,977	$22,072
Short-term borrowings assumed by GE (Note 11)	—	—
Accounts payable, principally trade accounts	13,941	15,926
Progress collections and deferred income (Note 10)	19,523	20,508
Other GE current liabilities	16,243	15,753
Non-recourse borrowings of consolidated securitization entities (Note 11)	452	1,655
Long-term borrowings (Note 11)	73,034	67,155
Long-term borrowings assumed by GE (Note 11)	—	—
Insurance liabilities and annuity benefits (Note 12)	41,452	39,826
Non-current compensation and benefits	30,809	31,687
All other liabilities	17,802	19,745
Liabilities of businesses held for sale (Note 2)	—	1,658
Liabilities of discontinued operations (Note 2)	288	203
Total liabilities	219,522	236,187

Preferred stock (5,939,875 shares outstanding at both September 30, 2020 and December 31, 2019)	6	6
Common stock (8,759,873,000 and 8,738,434,000 shares outstanding at September 30, 2020 and December 31, 2019, respectively)	702	702
Accumulated other comprehensive income (loss) – net attributable to GE	(9,498)	(11,732)
Other capital	34,279	34,405
Retained earnings	89,905	87,732
Less common stock held in treasury	(82,125)	(82,797)
Total GE shareholders’ equity	33,269	28,316
Noncontrolling interests	1,524	1,545
Total equity	34,793	29,861
Total liabilities and equity	$254,315	$266,048

40 2020 3Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL POSITION (CONTINUED)	GE(a)		GE Capital
(UNAUDITED) (In millions, except share amounts)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Cash, cash equivalents and restricted cash	$24,337	$17,613	$14,825	$18,781
Investment securities (Note 3)	5,176	10,008	41,705	38,514
Current receivables (Note 4)	13,151	13,883	—	—
Financing receivables - net (Note 5)	—	—	7,425	6,979
Inventories (Note 6)	14,925	14,104	—	—
Other GE Capital receivables	—	—	9,609	11,767
Property, plant and equipment – net (Note 7)	16,363	17,447	29,567	29,886
Receivable from GE Capital	19,407	19,142	—	—
Investment in GE Capital	13,547	15,299	—	—
Goodwill (Note 8)	25,278	25,895	—	839
Other intangible assets – net (Note 8)	9,759	10,461	149	192
Contract and other deferred assets (Note 10)	15,604	16,833	—	—
All other assets	8,398	8,399	7,612	8,648
Deferred income taxes (Note 14)	9,332	8,189	2,035	1,700
Assets of businesses held for sale (Note 2)	—	8,626	—	241
Assets of discontinued operations (Note 2)	153	202	3,434	3,907
Total assets	$175,430	$186,100	$116,362	$121,454

Short-term borrowings (Note 11)	$1,012	$5,606	$3,417	$12,030
Short-term borrowings assumed by GE (Note 11)	2,323	5,473	1,881	2,104
Accounts payable, principally trade accounts	13,984	17,702	887	886
Progress collections and deferred income (Note 10)	19,683	20,694	—	—
Other GE current liabilities	16,931	16,833	—	—
Non-recourse borrowings of consolidated securitization entities (Note 11)	—	—	452	1,655
Long-term borrowings (Note 11)	19,113	15,085	32,111	26,175
Long-term borrowings assumed by GE (Note 11)	21,811	25,895	17,526	17,038
Insurance liabilities and annuity benefits (Note 12)	—	—	41,876	40,232
Non-current compensation and benefits	30,384	31,208	418	472
All other liabilities	15,396	16,156	3,961	5,278
Liabilities of businesses held for sale (Note 2)	—	1,620	—	52
Liabilities of discontinued operations (Note 2)	159	106	129	97
Total liabilities	140,795	156,379	102,658	106,016

Preferred stock (5,939,875 shares outstanding at both September 30, 2020 and December 31, 2019)	6	6	6	6
Common stock (8,759,873,000 and 8,738,434,000 shares outstanding at September 30, 2020 and December 31, 2019, respectively)	702	702	—	—
Accumulated other comprehensive income (loss) - net attributable to GE	(9,498)	(11,732)	(870)	(852)
Other capital	34,279	34,405	17,006	17,001
Retained earnings	89,905	87,732	(2,595)	(857)
Less common stock held in treasury	(82,125)	(82,797)	—	—
Total GE shareholders’ equity	33,269	28,316	13,547	15,299
Noncontrolling interests	1,366	1,406	157	139
Total equity	34,635	29,721	13,704	15,438
Total liabilities and equity	$175,430	$186,100	$116,362	$121,454
(a) Represents the adding together of all GE Industrial affiliates and GE Capital continuing operations on a one-line basis. See Note 1.

2020 3Q FORM 10-Q 41

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS	Nine months ended September 30
(UNAUDITED)	Consolidated
(In millions)	2020	2019
Net earnings (loss)	$2,907	$(5,634)
(Earnings) loss from discontinued operations	206	5,212
Adjustments to reconcile net earnings (loss)
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment (Note 7)	3,655	2,969
Amortization of intangible assets (Note 8)	1,076	1,220
Goodwill impairments (Note 8)	1,717	1,484
(Earnings) loss from continuing operations retained by GE Capital	—	—
(Gains) losses on purchases and sales of business interests (Note 22)	(12,503)	(260)
(Gains) losses on equity securities (Note 22)	4,800	230
Principal pension plans cost (Note 13)	2,681	2,509
Principal pension plans employer contributions	(226)	(202)
Other postretirement benefit plans (net)	(712)	(809)
Provision (benefit) for income taxes	(637)	(1)
Cash recovered (paid) during the year for income taxes	(1,138)	(1,427)
Decrease (increase) in contract and other deferred assets	563	(321)
Decrease (increase) in GE current receivables	(1,665)	(1,857)
Decrease (increase) in inventories	(258)	(2,113)
Increase (decrease) in accounts payable	(1,501)	1,259
Increase (decrease) in GE progress collections	(1,397)	(216)
All other operating activities	2,320	1,376
Cash from (used for) operating activities – continuing operations	(112)	3,423
Cash from (used for) operating activities – discontinued operations	75	(1,390)
Cash from (used for) operating activities	(37)	2,033

Additions to property, plant and equipment	(2,241)	(4,175)
Dispositions of property, plant and equipment	1,280	2,796
Additions to internal-use software	(125)	(208)
Net decrease (increase) in financing receivables	(37)	523
Proceeds from sale of discontinued operations	—	5,864
Proceeds from principal business dispositions	20,610	1,124
Net cash from (payments for) principal businesses purchased	(10)	—
Capital contribution from GE to GE Capital	—	—
Sales of retained ownership interests in Wabtec	—	3,383
All other investing activities	(1,582)	(2,218)
Cash from (used for) investing activities – continuing operations	17,895	7,087
Cash from (used for) investing activities – discontinued operations	(216)	(2,037)
Cash from (used for) investing activities	17,679	5,050

Net increase (decrease) in borrowings (maturities of 90 days or less)	(4,198)	(185)
Newly issued debt (maturities longer than 90 days)	14,452	1,449
Repayments and other debt reductions (maturities longer than 90 days)	(24,671)	(13,476)
Capital contribution from GE to GE Capital	—	—
Dividends paid to shareholders	(412)	(411)
All other financing activities	(208)	(1,097)
Cash from (used for) financing activities – continuing operations	(15,038)	(13,721)
Cash from (used for) financing activities – discontinued operations	1	(368)
Cash from (used for) financing activities	(15,038)	(14,089)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(11)	(131)
Increase (decrease) in cash, cash equivalents and restricted cash	2,593	(7,136)
Cash, cash equivalents and restricted cash at beginning of year	37,077	35,548
Cash, cash equivalents and restricted cash at September 30	39,670	28,412
Less cash, cash equivalents and restricted cash of discontinued operations at September 30	508	602
Cash, cash equivalents and restricted cash of continuing operations at September 30	$39,162	$27,810
42 2020 3Q FORM 10-Q

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS (CONTINUED)	Nine months ended September 30
(UNAUDITED)	GE(a)		GE Capital
(In millions)	2020	2019	2020	2019
Net earnings (loss)	$2,624	$(5,902)	$(1,449)	$(76)
(Earnings) loss from discontinued operations	206	5,212	173	(255)
Adjustments to reconcile net earnings (loss)
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment (Note 7)	1,664	1,453	2,010	1,513
Amortization of intangible assets (Note 8)	1,028	1,176	48	44
Goodwill impairments (Note 8)	877	1,484	839	—
(Earnings) loss from continuing operations retained by GE Capital	1,558	599	—	—
(Gains) losses on purchases and sales of business interests (Note 22)	(12,445)	(260)	(58)	—
(Gains) losses on equity securities (Note 22)	4,761	232	40	(2)
Principal pension plans cost (Note 13)	2,681	2,509	—	—
Principal pension plans employer contributions	(226)	(202)	—	—
Other postretirement benefit plans (net)	(675)	(798)	(37)	(11)
Provision (benefit) for income taxes	(22)	327	(614)	(327)
Cash recovered (paid) during the year for income taxes	(1,805)	(1,346)	667	(81)
Decrease (increase) in contract and other deferred assets	563	(321)	—	—
Decrease (increase) in GE current receivables	(118)	(2,370)	—	—
Decrease (increase) in inventories	(211)	(1,950)	—	—
Increase (decrease) in accounts payable	(3,305)	164	(32)	(3)
Increase (decrease) in GE progress collections	(1,424)	(254)	—	—
All other operating activities	1,092	322	766	433
Cash from (used for) operating activities – continuing operations	(3,175)	77	2,353	1,235
Cash from (used for) operating activities – discontinued operations	34	(17)	41	(1,700)
Cash from (used for) operating activities	(3,141)	60	2,394	(465)

Additions to property, plant and equipment	(1,302)	(1,596)	(992)	(2,795)
Dispositions of property, plant and equipment	134	273	1,153	2,544
Additions to internal-use software	(121)	(203)	(5)	(5)
Net decrease (increase) in financing receivables	—	—	(297)	2,399
Proceeds from sale of discontinued operations	—	5,864	—	—
Proceeds from principal business dispositions	20,408	1,083	34	380
Net cash from (payments for) principal businesses purchased	(10)	(380)	—	—
Capital contribution from GE to GE Capital	—	(1,500)	—	—
Sales of retained ownership interests in Wabtec	—	3,383	—	—
All other investing activities	210	21	7,608	211
Cash from (used for) investing activities – continuing operations	19,318	6,946	7,501	2,734
Cash from (used for) investing activities – discontinued operations	(39)	(3,480)	(177)	1,770
Cash from (used for) investing activities	19,279	3,466	7,324	4,504

Net increase (decrease) in borrowings (maturities of 90 days or less)	(4,323)	(1,005)	(460)	(539)
Newly issued debt (maturities longer than 90 days)	7,432	5	7,020	1,445
Repayments and other debt reductions (maturities longer than 90 days)	(12,129)	(5,342)	(20,043)	(8,613)
Capital contribution from GE to GE Capital	—	—	—	1,500
Dividends paid to shareholders	(265)	(262)	(276)	(266)
All other financing activities	(84)	(317)	(125)	(805)
Cash from (used for) financing activities – continuing operations	(9,369)	(6,923)	(13,883)	(7,279)
Cash from (used for) financing activities – discontinued operations	1	(368)	—	(1)
Cash from (used for) financing activities	(9,369)	(7,290)	(13,883)	(7,279)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(50)	(103)	38	(28)
Increase (decrease) in cash, cash equivalents and restricted cash	6,719	(3,867)	(4,126)	(3,269)
Cash, cash equivalents and restricted cash at beginning of year	17,617	20,528	19,460	15,020
Cash, cash equivalents and restricted cash at September 30	24,337	16,660	15,333	11,751
Less cash, cash equivalents and restricted cash of discontinued operations at September 30	—	4	508	598
Cash, cash equivalents and restricted cash of continuing operations at September 30	$24,337	$16,656	$14,825	$11,154
(a) Represents the adding together of all GE Industrial affiliates and the impact of GE Capital dividends on a one-line basis. See Note 1.
2020 3Q FORM 10-Q 43

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	Three months ended September 30		Nine months ended September 30
(In millions, net of tax)	2020	2019	2020	2019
Net earnings (loss)	$(1,195)	$(9,383)	$2,907	$(5,634)
Less net earnings (loss) attributable to noncontrolling interests	(51)	40	(161)	73
Net earnings (loss) attributable to the Company	$(1,144)	$(9,423)	$3,068	$(5,707)

Investment securities	$9	$18	$(5)	$116
Currency translation adjustments	55	762	133	1,044
Cash flow hedges	24	(2)	(134)	10
Benefit plans	609	655	2,248	1,838
Other comprehensive income (loss)	695	1,433	2,241	3,010
Less: other comprehensive income (loss) attributable to noncontrolling interests	—	(58)	7	(43)
Other comprehensive income (loss) attributable to the Company	$695	$1,491	$2,234	$3,053

Comprehensive income (loss)	$(499)	$(7,950)	$5,147	$(2,624)
Less: comprehensive income (loss) attributable to noncontrolling interests	(50)	(19)	(154)	30
Comprehensive income (loss) attributable to the Company	$(449)	$(7,931)	$5,302	$(2,654)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)	Three months ended September 30		Nine months ended September 30
(In millions)	2020	2019	2020	2019
Preferred stock issued	$6	$6	$6	$6
Common stock issued	$702	$702	$702	$702

Beginning balance	(10,194)	(12,852)	(11,732)	(14,414)
Investment securities	9	18	(5)	116
Currency translation adjustments	55	824	129	1,084
Cash flow hedges	24	(2)	(134)	11
Benefit plans	609	650	2,245	1,842
Accumulated other comprehensive income (loss) ending balance	$(9,498)	$(11,361)	$(9,498)	$(11,361)
Beginning balance	34,292	34,324	34,405	35,504
Gains (losses) on treasury stock dispositions	(162)	(160)	(574)	(817)
Stock-based compensation	104	118	319	382
Other changes	46	33	129	(753)
Other capital ending balance	$34,279	$34,315	$34,279	$34,315
Beginning balance	91,188	96,773	87,732	93,109
Net earnings (loss) attributable to the Company	(1,144)	(9,423)	3,068	(5,707)
Dividends and other transactions with shareholders	(139)	(138)	(720)	(557)
Changes in accounting (Note 1)	—	—	(175)	368
Retained earnings ending balance	$89,905	$87,213	$89,905	$87,213
Beginning balance	(82,320)	(83,137)	(82,797)	(83,925)
Purchases	(3)	(8)	(25)	(53)
Dispositions	198	204	697	1,038
Common stock held in treasury ending balance	$(82,125)	$(82,940)	$(82,125)	$(82,940)
GE shareholders' equity balance	33,269	27,935	33,269	27,935
Noncontrolling interests balance (Note 15)	1,524	1,219	1,524	1,219
Total equity balance at September 30(a)	$34,793	$29,153	$34,793	$29,153
(a)Total equity balance increased by $5,639 in the last twelve months from September 30, 2019, primarily due to after-tax gain of $11,214 million due to the sale of our BioPharma business within our Healthcare segment, partially offset by after-tax change in unrealized loss on our remaining interest in Baker Hughes $(3,679) million in the nine months ended September 30, 2020. See Notes 2 and 21 for further information.

44 2020 3Q FORM 10-Q

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

In March 2020, the SEC issued a final rule amending disclosure requirements for guarantors and issuers of registered guaranteed securities under SEC Regulation S-X, Rule 3-10. The final rule is effective for filings on or after January 4, 2021, however early application is permitted. As a result of the simplification provided by this rule, beginning with our quarterly report on Form 10-Q for the period ended June 30, 2020, we have elected to early adopt the disclosure requirements.

2020 3Q FORM 10-Q 45

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS
ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE. On March 31, 2020, we completed the sale of our BioPharma business within our Healthcare segment for total consideration of $21,112 million (after certain working capital adjustments). The consideration consisted of $20,695 million in cash and $417 million of pension liabilities that were assumed by Danaher. In addition, we incurred $185 million of cash payments directly associated with the transaction. As a result, we recognized a pre-tax gain of $12,362 million ($11,214 million after-tax) in our consolidated Statement of Earnings (Loss).

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

In September 2019, we reduced our ownership interest in Baker Hughes from 50.2% to 36.8%. As a result, we deconsolidated our Baker Hughes segment and reclassified its results to discontinued operations for all periods presented and recognized a loss of $8,715 million ($8,238 million after-tax).

We have continuing involvement with Baker Hughes (BKR) primarily through our remaining interest, ongoing purchases and sales of products and services, transition services that we provide to BKR, as well as an aeroderivative joint venture (JV) we formed with BKR in the fourth quarter of 2019.

The JV is jointly controlled by GE and BKR and is consolidated by GE due to the significance of our investment in BKR. Our Aviation segment sells products and services to the JV. In turn, the JV sells products and services primarily to BKR and our Power segment. Transactions between the JV and GE businesses are eliminated in consolidation. In the first nine months of 2020, we had sales of $432 million to BKR for products and services from the JV, and we collected cash of $389 million. If our investment in BKR is reduced to below 20%, we would no longer have significant influence in BKR and, as a result, we would not consolidate the JV. A potential deconsolidation of the JV is not expected to have a material impact on GE Industrial free cash flows.

In addition, in the first nine months of 2020, we had sales of $536 million and purchases of $167 million with BKR for products and services outside of the JV. We collected net cash of $593 million from BKR related to sales, purchases and transition services. In addition, we received $147 million of repayments on the promissory note receivable from BKR and dividends of $204 million on our investment.

In February 2019, we completed the spin-off and subsequent merger of our Transportation business with Wabtec. As a result, we recorded a gain of $3,471 million ($2,508 million after-tax) in discontinued operations.

RESULTS OF DISCONTINUED OPERATIONS (In millions)	Baker Hughes		Transportation		GE Capital		Total
Three months ended September 30	2020	2019	2020	2019	2020	2019	2020	2019
Operations
Sales of goods and services	$—	$4,478	$—	$—	$—	$—	$—	$4,478
GE Capital revenues from services	—	—	—	—	43	16	43	16
Cost of goods and services sold	—	(3,686)	—	—	—	—	—	(3,686)
Other income, costs and expenses	4	(618)	2	(16)	(63)	(53)	(57)	(686)

Earnings (loss) of discontinued operations before income taxes	4	175	2	(16)	(20)	(37)	(14)	121
Benefit (provision) for income taxes	(5)	(50)	—	6	(8)	29	(12)	(14)
Earnings (loss) of discontinued operations, net of taxes(a)	$—	$125	$2	$(9)	$(28)	$(8)	$(26)	$107

Disposal
Gain (loss) on disposal before income taxes	—	(8,667)	(12)	—	3	(10)	(8)	(8,677)
Benefit (provision) for income taxes	—	477	—	—	(1)	—	(1)	477
Gain (loss) on disposal, net of taxes	$—	$(8,190)	$(12)	$—	$2	$(10)	$(9)	$(8,201)

Earnings (loss) from discontinued operations, net of taxes	$—	$(8,066)	$(10)	$(9)	$(26)	$(18)	$(35)	$(8,093)
46 2020 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Baker Hughes		Transportation		GE Capital		Total
Nine months ended September 30	2020	2019	2020	2019	2020	2019	2020	2019
Operations
Sales of goods and services	$—	$16,047	$—	$549	$—	$—	$—	$16,596
GE Capital revenues from services	—	—	—	—	38	7	38	7
Cost of goods and services sold	—	(13,317)	—	(478)	—	—	—	(13,795)
Other income, costs and expenses	1	(2,386)	(1)	(22)	(209)	(142)	(209)	(2,550)

Earnings (loss) of discontinued operations before income taxes	1	345	(1)	49	(171)	(136)	(171)	258
Benefit (provision) for income taxes	(15)	(165)	7	(13)	(4)	356	(12)	178
Earnings (loss) of discontinued operations, net of taxes(a)	$(14)	$179	$6	$36	$(175)	$220	$(184)	$436

Disposal
Gain (loss) on disposal before income taxes	(13)	(8,667)	(12)	3,471	3	36	(22)	(5,160)
Benefit (provision) for income taxes	—	477	—	(963)	(1)	(2)	(1)	(488)
Gain (loss) on disposal, net of taxes	$(13)	$(8,190)	$(12)	$2,508	$2	$35	$(23)	$(5,648)

Earnings (loss) from discontinued operations, net of taxes	$(27)	$(8,011)	$(6)	$2,544	$(173)	$255	$(206)	$(5,212)
(a) Earnings (loss) of discontinued operations attributable to the Company after income taxes was $(26) million and $61 million for the three months ended September 30, 2020 and 2019, respectively. Earnings (loss) of discontinued operations attributable to the Company after income taxes was $(181) million and $378 million for the nine months ended September 30, 2020 and 2019, respectively.

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS (In millions)	September 30, 2020	December 31, 2019
Cash, cash equivalents and restricted cash	$508	$638
Investment securities	—	202
Current receivables	61	81
Financing receivables held for sale (Polish mortgage portfolio)	2,469	2,485
Property, plant, and equipment	107	123
Deferred income taxes	226	264
All other assets	217	317
Assets of discontinued operations(a)	$3,587	$4,109

Accounts payable & Progress collections and deferred income	$15	$40
All other liabilities(b)	273	163
Liabilities of discontinued operations(a)	$288	$203
(a) Assets and liabilities of discontinued operations included $3,434 million and $129 million related to GE Capital as of September 30, 2020, respectively.
(b) Included within All other liabilities of discontinued operations at September 30, 2020 and December 31, 2019 are intercompany tax receivables in the amount of $734 million and $839 million, respectively, primarily related to the financial services businesses that were part of the GE Capital Exit Plan, which are eliminated upon consolidation.

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

	September 30, 2020				December 31, 2019
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Debt
U.S. corporate	$23,649	$6,090	$(83)	$29,656	$23,037	$4,636	$(11)	$27,661
Non-U.S. corporate	2,290	364	(2)	2,652	2,161	260	(1)	2,420
State and municipal	3,322	878	(18)	4,182	3,086	598	(15)	3,669
Mortgage and asset-backed	3,561	147	(100)	3,609	3,117	116	(4)	3,229
Government and agencies	1,266	198	—	1,464	1,391	126	—	1,516
Equity	5,318	—	—	5,318	10,025	—	—	10,025
Total	$39,406	$7,677	$(202)	$46,881	$42,816	$5,736	$(31)	$48,521

2020 3Q FORM 10-Q 47

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amortized cost of debt securities as of September 30, 2020, excludes accrued interest of $442 million, which is reported in Other GE Capital receivables.

The estimated fair values of investment securities at September 30, 2020 decreased since December 31, 2019, primarily due to the mark-to-market effects on our remaining interest in BKR, partially offset by a decrease in market yields and new investments in our insurance business. The fair value of the remaining BKR interest and promissory note receivable was $5,102 million at September 30, 2020.

Gross unrealized losses of $(169) million and $(33) million are associated with debt securities with a fair value of $2,413 million and $153 million that have been in a loss position for less than 12 months and 12 months or more, respectively, at September 30, 2020. Gross unrealized losses of $(11) million and $(20) million are associated with debt securities with a fair value of $724 million and $274 million that have been in a loss position for less than 12 months and 12 months or more, respectively, at December 31, 2019.

As of September 30, 2020, gross unrealized losses of $(202) million included $(83) million related to U.S. corporate securities, primarily in the energy industry, and $(87) million related to commercial mortgage-backed securities (CMBS). Substantially all of our CMBS in an unrealized loss position have received investment-grade credit ratings from the major rating agencies and are collateralized by pools of commercial mortgage loans on real estate.

Net unrealized gains (losses) for equity securities with readily determinable fair values, which are recorded in Other income within continuing operations, were $(776) million and $(89) million for the three months ended and $(4,619) million and $(131) million for the nine months ended September 30, 2020 and 2019, respectively.

Proceeds from debt and equity securities sales, early redemptions by issuers and principal payments on the BKR promissory note totaled $833 million and $2,318 million for the three months ended and $3,538 million and $6,652 million for the nine months ended September 30, 2020 and 2019, respectively. Gross realized gains on investment securities were $17 million and $10 million for the three months ended and $145 million and $86 million for the nine months ended September 30, 2020 and 2019, respectively. Gross realized losses and impairments were $(10) million and $(75) million for the three months ended and $(95) million and $(181) million for the nine months ended September 30, 2020 and 2019, respectively.

Contractual maturities of investments in debt securities (excluding mortgage and asset-backed securities) as of September 30, 2020 are due as follows:

(In millions)	Amortized cost	Estimated fair value

Within one year	$673	$684
After one year through five years	2,568	2,799
After five years through ten years	6,516	7,732
After ten years	20,771	26,739
We expect actual maturities to differ from contractual maturities because issuers have the right to call or prepay certain obligations.

Substantially all our equity securities are classified within Level 1 and substantially all our debt securities are classified within Level 2, as their valuation is determined based on significant observable inputs. Investments with a fair value of $5,548 million and $5,210 million are classified within Level 3, as significant inputs to the valuation model are unobservable at September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020 and 2019, there were no significant transfers into or out of Level 3.

In addition to the equity securities described above, we hold $258 million and $517 million of equity securities without readily determinable fair value at September 30, 2020 and December 31, 2019, respectively, that are classified within All other assets in our consolidated Statement of Financial Position. Fair value adjustments, including impairments, recorded in earnings were both insignificant amounts for the three months ended and $(163) million and $25 million for the nine months ended September 30, 2020 and 2019, respectively.

48 2020 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES	Consolidated		GE
(In millions)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Customer receivables(a)	$13,862	$12,594	$9,500	$9,507
Sundry receivables(b)(c)	4,652	5,049	4,861	5,247
Allowance for credit losses(d)	(1,212)	(874)	(1,210)	(872)
Total current receivables	$17,302	$16,769	$13,151	$13,883
(a) Includes Aviation receivables from CFM International (CFM) due to 737 MAX temporary fleet grounding of $801 million and $1,397 million as of September 30, 2020 and December 31, 2019, respectively. During 2020, CFM and Boeing reached an agreement to secure payment terms for engines delivered in 2019 and 2020, net of progress collections. Based on the agreement, the receivable is expected to be collected from Boeing through the first quarter of 2021.
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
(c) Consolidated current receivables include deferred purchase price which represents our retained risk with respect to current customer receivables sold to third parties through one of the receivable facilities. The balance of the deferred purchase price held by GE Capital as of September 30, 2020 and December 31, 2019 was $480 million and $421 million, respectively.
(d) GE allowance for credit losses primarily increased due to net new provisions of $313 million, offset by write-offs and foreign currency impact.

Sales of GE current customer receivables. When GE sells customer receivables to GE Capital or third parties, it accelerates the receipt of cash that would otherwise have been collected from customers. In any given period, the amount of cash received from sales of customer receivables compared to the cash GE would have otherwise collected had those customer receivables not been sold represents the cash generated or used in the period relating to this activity. GE sales of customer receivables to GE Capital or third parties are made on arm's length terms and any discount related to time value of money is recognized by GE when the customer receivables are sold. As of September 30, 2020 and 2019, GE sold approximately 45% and 54%, respectively, of its gross customer receivables to GE Capital or third parties. Activity related to customer receivables sold by GE is as follows:

	2020			2019
(In millions)	GE Capital		Third Parties	GE Capital		Third Parties
Balance at January 1	$3,087		$6,757	$4,386		$7,880
GE sales to GE Capital	24,630		—	30,243		—
GE sales to third parties	—		1,063	—		4,206
GE Capital sales to third parties	(13,757)		13,757	(20,505)		20,505
Collections and other	(9,805)		(18,119)	(10,606)		(26,209)
Reclassification from long-term customer receivables	207		—	265		—
Balance at September 30	$4,362	(a)	$3,458	$3,782	(a)	$6,382
(a) At September 30, 2020 and 2019, $640 million and $707 million, respectively, of the current receivables purchased and retained by GE Capital had been sold by GE to GE Capital with recourse (i.e., GE retains all or some risk of default). The effect on GE cash flows from operating activities (CFOA) of claims by GE Capital on receivables sold with recourse was insignificant for the nine months ended September 30, 2020 and 2019.

LONG-TERM RECEIVABLES	Consolidated		GE
(In millions)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Long-term customer receivables(a)	$673	$906	$483	$506
Long-term sundry receivables(b)	1,525	1,504	1,726	1,834
Allowance for credit losses	(140)	(128)	(140)	(128)
Total long-term receivables	$2,058	$2,282	$2,069	$2,212
(a) As of September 30, 2020 and December 31, 2019, GE Capital held $190 million and $400 million, respectively, of GE long-term customer receivables, of which $173 million and $312 million had been purchased with recourse (i.e., GE retains all or some risk of default). GE sold an insignificant amount of long-term customer receivables during the nine months ended September 30, 2020 and 2019.
(b) Includes supplier advances, revenue sharing programs receivables, other non-income based tax receivables and certain intercompany balances that eliminate upon consolidation.

2020 3Q FORM 10-Q 49

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNCONSOLIDATED RECEIVABLES FACILITIES. GE Capital has two revolving receivables facilities, under which customer receivables purchased from GE are sold to third parties. In the first facility, which has a program size of $2,500 million, upon the sale of receivables, we receive proceeds of cash and deferred purchase price and the Company’s remaining risk with respect to the sold receivables is limited to the balance of the deferred purchase price. In the second facility, which has a program size of $800 million, upon the sale of receivables, we receive proceeds of cash only and therefore the Company has no remaining risk with respect to the sold receivables. The program sizes of the first facility and the second facility at December 31, 2019 were $3,100 million and $1,200 million, respectively.

Activity related to these facilities is included in the GE Capital sales to third parties line in the sales of GE current customer receivables table above and is as follows:

Nine months ended September 30 (In millions)	2020	2019
Customer receivables sold to receivables facilities	$10,570	$16,062
Total cash purchase price for customer receivables	10,060	15,702
Cash collections re-invested to purchase customer receivables	8,865	13,287

Non-cash increases to deferred purchase price	$446	$170
Cash payments received on deferred purchase price	388	270

CONSOLIDATED SECURITIZATION ENTITIES. GE Capital consolidates three variable interest entities (VIEs) that purchased customer receivables and long-term customer receivables from GE. At September 30, 2020 and December 31, 2019, these VIEs held current customer receivables of $1,646 million and $2,080 million and long-term customer receivables of $190 million and $375 million, respectively. At September 30, 2020 and December 31, 2019, the outstanding non-recourse debt under their respective debt facilities was $452 million and $1,655 million, respectively.

NOTE 5. FINANCING RECEIVABLES AND ALLOWANCES

	Consolidated		GE Capital
(In millions)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Loans, net of deferred income	$1,192	$1,098	$5,572	$4,927
Investment in financing leases, net of deferred income	1,914	2,070	1,914	2,070
	3,106	3,168	7,486	6,996
Allowance for losses	(85)	(33)	(61)	(17)
Financing receivables – net	$3,021	$3,134	$7,425	$6,979

Consolidated finance lease income was $33 million and $43 million in the three months ended September 30, 2020 and 2019, respectively, and $111 million and $135 million in the nine months ended September 30, 2020 and 2019, respectively.

We manage our GE Capital financing receivables portfolio using delinquency and nonaccrual data as key performance indicators. At September 30, 2020, 5.2%, 4.0% and 4.6% of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively, with the vast majority of nonaccrual financing receivables secured by collateral. At December 31, 2019, 4.2%, 2.9% and 6.1% of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively.

GE Capital financing receivables that comprise receivables purchased from GE are reclassified to either Current receivables or All other assets in our consolidated Statement of Financial Position. To the extent these receivables are purchased with full or limited recourse, they are excluded from the delinquency and nonaccrual data above. See Note 4 for further information.

NOTE 6. INVENTORIES

(In millions)	September 30, 2020	December 31, 2019
Raw materials and work in process	$8,819	$8,771
Finished goods	6,106	5,333
Total inventories	$14,925	$14,104

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

(In millions)	September 30, 2020	December 31, 2019
Original cost	$76,885	$75,187
Less accumulated depreciation and amortization	(34,675)	(31,897)
Property, plant and equipment – net	$42,211	$43,290
50 2020 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated depreciation and amortization on property, plant and equipment was $1,374 million and $1,004 million for the three months ended September 30, 2020 and 2019, respectively, and $3,655 million and $2,969 million in the nine months ended September 30, 2020 and 2019, respectively.

In the third quarter of 2020, we recognized a non-cash pre-tax impairment charge of $316 million related to property, plant and equipment at our Steam business within our Power segment due to our recent announcement to exit the new build coal power market. We determined the fair value of these assets using an income approach. This charge was recorded by Corporate in Selling, general, and administrative expenses in our consolidated Statement of Earnings (Loss).

During the three and nine months ended September 30, 2020, our GE Capital Aviation Services (GECAS) business recognized pre-tax impairments of $160 million and $497 million, respectively, primarily on its fixed-wing aircraft operating lease portfolio. Pre-tax impairments were $28 million and $57 million for the three and nine months ended September 30, 2019, respectively. We determined the fair values of these assets using primarily the income approach. These charges are included in costs of services sold within the Statement of Earnings (Loss) and within our Capital segment.

Income on our operating lease portfolio, primarily from our GECAS business, was $844 million and $935 million for the three months ended September 30, 2020 and 2019, respectively, and comprised fixed lease income of $713 million and $757 million and variable lease income of $131 million and $179 million, respectively. Income on our operating lease portfolio was $2,515 million and $2,885 million for the nine months ended September 30, 2020 and 2019, respectively, and comprised fixed lease income of $2,132 million and $2,296 million and variable lease income of $384 million and $589 million, respectively.

Operating Lease Assets and Liabilities. Our consolidated Right of use operating lease (ROU) assets, included within property, plant and equipment in our Statement of Financial Position were $2,619 million and $2,896 million, as of September 30, 2020 and December 31, 2019, respectively. Our consolidated operating lease liabilities, included in All other liabilities in our Statement of Financial Position, were $2,943 million and $3,162 million, as of September 30, 2020 and December 31, 2019, respectively, which included GE Industrial operating lease liabilities of $3,117 million and $3,369 million, respectively.

OPERATING LEASE EXPENSE	Three months ended September 30		Nine months ended September 30
(In millions)	2020	2019	2020	2019
Long-term (fixed)	$170	$180	$529	$625
Long-term (variable)	47	40	92	111
Short-term	39	60	162	150
Total operating lease expense	$256	$281	$784	$887

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL (In millions)	January 1, 2020	Impairments	Currency exchange and other	Balance at September 30, 2020
Power	$145	$—	$—	$145
Renewable Energy	3,290	—	48	3,338
Aviation	9,859	(877)	191	9,172
Healthcare	11,728	—	20	11,748
Capital	839	(839)	—	—
Corporate	873	—	1	874
Total	$26,734	$(1,717)	$260	$25,278

We test goodwill for impairment annually in the fourth quarter. In assessing the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, we consider all available evidence, including (i) the results of our impairment testing from the most recent testing date (in particular, the magnitude of the excess of fair value over carrying value observed), (ii) downward revisions to internal forecasts or decreases in market multiples (and the magnitude thereof), if any, and (iii) declines in market capitalization below book value (and the magnitude and duration of those declines), if any. Due to the impact of recent events, including challenges from declines in current market conditions, we performed an interim impairment test at our Additive reporting unit within our Aviation segment and GECAS reporting unit within our Capital segment in the second quarter of 2020, both of which incorporated a combination of income and market valuation approaches. The results of the analysis indicated that carrying values of both reporting units were in excess of their respective fair values. Therefore, we recorded non-cash impairment losses of $877 million and $839 million for the Additive and GECAS reporting units, respectively, in the caption Goodwill impairments in our consolidated Statement of Earnings (Loss). All of the goodwill in Additive was the result of the Arcam AB and Concept Laser GmBH acquisitions in 2016. Of the $839 million of goodwill for GECAS, $729 million arose from the acquisition of Milestone Aviation, our helicopter leasing business, in 2015. After the impairment charges, there is $236 million goodwill remaining in our Additive reporting unit and no goodwill remaining in our GECAS reporting unit. In the third quarter, we performed an additional review of our Additive reporting unit and concluded an additional impairment test was not required.

2020 3Q FORM 10-Q 51

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Also in the third quarter, we performed an analysis of the impact of recent events, including business and industry specific considerations, on the fair value of our Grid Solutions software reporting unit in our Digital business within Corporate, and concluded an interim impairment test was not required. While the goodwill of this reporting unit is not currently impaired there can be no assurances that goodwill will not be impaired in future periods. We will continue to monitor the operating results, cash flow forecasts and challenges from declines in current market conditions, as well as impacts of COVID-19 for this reporting unit as its fair value is not significantly in excess of its carrying value. At September 30, 2020, goodwill in our Grid Solutions software reporting unit was $874 million.

OTHER INTANGIBLE ASSETS - NET (In millions)	September 30, 2020	December 31, 2019
Intangible assets subject to amortization	$9,909	$10,653

Intangible assets decreased in the third quarter of 2020, primarily as a result of amortization. Consolidated amortization expense was $428 million and $496 million in the three months ended September 30, 2020 and 2019, respectively, and $1,076 million and $1,220 million in the nine months ended September 30, 2020 and 2019, respectively. Included within consolidated amortization expense for the three and nine months ended September 30, 2020 and 2019, were non-cash pre-tax impairment charges of $113 million and $103 million, respectively.

In the third quarter of 2020, we recognized a non-cash pre-tax impairment charge of $113 million related to intangible assets at our Steam business within our Power segment due to our recent announcement to exit the new build coal power market. We determined the fair value of these intangible assets using an income approach. This charge was recorded by Corporate in Selling, general, and administrative expenses in our consolidated Statement of Earnings (Loss).

NOTE 9. REVENUES. The equipment and services revenues classification in the table below is consistent with our segment MD&A presentation.

EQUIPMENT & SERVICES REVENUES
Three months ended September 30	2020			2019
(In millions)	Equipment	Services	Total	Equipment	Services	Total
Power	$1,595	$2,430	$4,025	$1,434	$2,492	$3,926
Renewable Energy	3,771	754	4,525	3,609	816	4,425
Aviation	1,933	2,987	4,919	3,149	4,960	8,109
Healthcare	2,538	2,027	4,565	2,828	2,095	4,923
Corporate items and industrial eliminations	(212)	95	(117)	(24)	161	137
Total GE Industrial revenues	$9,625	$8,293	$17,918	$10,996	$10,524	$21,519

Nine months ended September 30	2020			2019
(In millions)	Equipment	Services	Total	Equipment	Services	Total
Power	$4,589	$7,617	$12,206	$4,473	$8,751	$13,224
Renewable Energy	9,068	2,155	11,224	8,457	2,133	10,590
Aviation	6,234	9,961	16,196	9,295	14,645	23,940
Healthcare	7,287	5,899	13,185	8,320	6,220	14,540
Corporate items and industrial eliminations	(251)	268	17	328	638	967
Total GE Industrial revenues	$26,928	$25,901	$52,828	$30,873	$32,386	$63,259
52 2020 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REVENUES	Three months ended September 30		Nine months ended September 30
(In millions)	2020	2019	2020	2019
Gas Power	$2,940	$2,732	$8,876	$9,242
Power Portfolio	1,085	1,194	3,330	3,982
Power	$4,025	$3,926	$12,206	$13,224

Onshore Wind	$3,303	$3,193	$7,914	$7,084
Grid Solutions equipment and services	936	991	2,587	2,843
Hydro, Offshore Wind and other	287	241	722	663
Renewable Energy	$4,525	$4,425	$11,224	$10,590

Commercial Engines & Services	$2,696	$5,997	$9,705	$17,796
Military	1,137	1,061	3,258	3,073
Systems & Other	1,087	1,050	3,233	3,071
Aviation	$4,919	$8,109	$16,196	$23,940

Healthcare Systems	$4,085	$3,642	$11,056	$10,664
Pharmaceutical Diagnostics	480	495	1,300	1,497
BioPharma	—	786	830	2,378
Healthcare	$4,565	$4,923	$13,185	$14,540

Corporate items and industrial eliminations	(117)	137	17	967
Total GE Industrial revenues	$17,918	$21,519	$52,828	$63,259
Capital	1,681	2,097	5,449	6,645
GE Capital-GE eliminations	$(181)	$(256)	$(587)	$(928)
Consolidated revenues	$19,417	$23,360	$57,690	$68,976

REMAINING PERFORMANCE OBLIGATION. As of September 30, 2020, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $226,666 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: (1) equipment-related remaining performance obligation of $44,634 million, of which 59%, 83% and 100% is expected to be satisfied within 1, 2 and 5 years, respectively; and (2) services-related remaining performance obligation of $182,032 million, of which 11%, 42%, 66% and 81% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.

NOTE 10. CONTRACT AND OTHER DEFERRED ASSETS & PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract and other deferred assets decreased $1,230 million in the nine months ended September 30, 2020. Our long-term service agreements decreased primarily due to billings of $6,373 million and a net unfavorable change in estimated profitability of $940 million at Aviation and $122 million at Power, offset by revenues recognized of $6,563 million. The decrease in long-term service agreements at Aviation included a $536 million pre-tax charge to reflect the cumulative impacts of changes to billing and cost assumptions for certain long-term service agreements, reflecting lower engine utilization, anticipated customer fleet restructuring and contract modifications. Additional adjustments could occur in future periods and could be material for certain long-term service agreements if actual customer operating behavior differs significantly from Aviation's current estimates.

September 30, 2020 (In millions)	Power	Aviation	Renewable Energy	Healthcare	Other	Total
Revenues in excess of billings	$5,282	$4,147	$—	$—	$—	$9,429
Billings in excess of revenues	(1,566)	(3,754)	—	—	—	(5,320)
Long-term service agreements(a)	3,716	394	—	—	—	4,110
Short-term and other service agreements	138	300	94	182	30	744
Equipment contract revenues(b)	2,667	77	1,164	308	181	4,397
Total contract assets	6,521	770	1,259	490	211	9,251

Deferred inventory costs	898	496	1,001	353	—	2,748
Nonrecurring engineering costs	22	2,384	39	33	—	2,478
Customer advances and other(c)	—	1,127	—	—	(32)	1,094
Contract and other deferred assets	$7,441	$4,776	$2,299	$876	$179	$15,571
2020 3Q FORM 10-Q 53

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 (In millions)	Power	Aviation	Renewable Energy	Healthcare	Other	Total
Revenues in excess of billings	$5,342	$4,996	$—	$—	$—	$10,338
Billings in excess of revenues	(1,561)	(3,719)	—	—	—	(5,280)
Long-term service agreements(a)	3,781	1,278	—	—	—	5,058
Short-term and other service agreements	190	316	43	169	—	717
Equipment contract revenues(b)	2,508	82	1,217	324	106	4,236
Total contract assets	6,478	1,675	1,260	492	106	10,011

Deferred inventory costs	943	287	1,677	359	—	3,267
Nonrecurring engineering costs	44	2,257	47	35	8	2,391
Customer advances and other(c)	—	1,165	—	—	(32)	1,133
Contract and other deferred assets	$7,465	$5,384	$2,985	$886	$82	$16,801
(a)Included amounts due from customers at Aviation for the sales of engines, spare parts and services, which we will collect through higher usage-based fees from servicing equipment under long-term service agreements, totaling $1,858 million and $1,712 million as of September 30, 2020 and December 31, 2019, respectively. The corresponding discount is recorded within liabilities as Deferred income and amounted to $294 million and $308 million as of September 30, 2020 and December 31, 2019, respectively.
(b)Included are amounts due from customers at Power for the sale of services upgrades, which we collect through incremental fixed or usage-based fees from servicing the equipment under long-term service agreements, totaling $850 million and $909 million as of September 30, 2020 and December 31, 2019, respectively.
(c)Included advances to and amounts due from customers at Aviation for the sale of engines, spare parts and services, which we will collect through incremental fees for goods and services to be delivered in future periods, totaling $947 million and $986 million as of September 30, 2020 and December 31, 2019, respectively. The corresponding discount is recorded within liabilities as Deferred income and amounted to $264 million and $256 million as of September 30, 2020 and December 31, 2019, respectively.

Progress collections and deferred income decreased $1,012 million primarily due to the timing of revenue recognition in excess of new collections received, primarily at Renewable Energy and Power. These decreases were partially offset by early payments received at our Aviation Military equipment business of $708 million in the second quarter 2020 as part of the U.S. Department of Defense's efforts to support vendors in its supply chain during the pandemic.

Revenues recognized for contracts included in liability position at the beginning of the year were $10,383 million and $9,565 million for the nine months ended September 30, 2020 and 2019, respectively.

September 30, 2020 (In millions)	Power	Aviation	Renewable Energy	Healthcare	Other	Total
Progress collections on equipment contracts	$5,142	$157	$1,255	$—	$—	$6,554
Other progress collections	426	5,069	3,141	370	154	9,160
Total progress collections	5,568	5,226	4,396	370	154	15,714
Deferred income(a)	128	1,565	378	1,780	118	3,969
GE Progress collections and deferred income	$5,696	$6,791	$4,773	$2,150	$272	$19,683

December 31, 2019 (In millions)
Progress collections on equipment contracts	$5,857	$115	$1,268	$—	$—	$7,240
Other progress collections	413	4,748	4,193	305	189	9,849
Total progress collections	6,270	4,863	5,461	305	189	17,089
Deferred income(a)	49	1,528	284	1,647	98	3,606
GE Progress collections and deferred income	$6,319	$6,391	$5,745	$1,952	$287	$20,694
(a)Included in this balance are finance discounts associated with customer advances at Aviation of $558 million and $564 million as of September 30, 2020 and December 31, 2019, respectively.

54 2020 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. BORROWINGS

(In millions)	September 30, 2020	December 31, 2019
Commercial paper	$—	$3,008
Current portion of long-term borrowings	37	766
Current portion of long-term borrowings assumed by GE	2,323	5,473
Other	975	1,832
Total GE short-term borrowings	$3,335	$11,079

Current portion of long-term borrowings	$3,070	$11,226
Intercompany payable to GE	1,881	2,104
Other	347	804
Total GE Capital short-term borrowings	$5,298	$14,134

Eliminations	(2,656)	(3,140)
Total short-term borrowings	$5,977	$22,072

Senior notes	$18,820	$14,762
Senior notes assumed by GE	20,074	23,024
Subordinated notes assumed by GE	1,737	2,871
Other	294	324
Total GE long-term borrowings	$40,923	$40,980

Senior notes	$31,337	$25,371
Subordinated notes	186	178
Intercompany payable to GE	17,526	17,038
Other	588	626
Total GE Capital long-term borrowings	$49,637	$43,213

Eliminations	(17,526)	(17,038)
Total long-term borrowings	$73,034	$67,155
Non-recourse borrowings of consolidated securitization entities	452	1,655
Total borrowings	$79,463	$90,882

At September 30, 2020, the outstanding GE Capital borrowings that had been assumed by GE as part of the GE Capital Exit Plan was $24,134 million ($2,323 million short term and $21,811 million long term), for which GE has an offsetting Receivable from GE Capital of $19,407 million. The difference of $4,726 million ($442 million in short-term borrowings and $4,284 million in long-term borrowings) represents the amount of borrowings GE Capital had funded with available cash to GE via intercompany loans in lieu of GE issuing borrowings externally. GE repaid a total of $7.5 billion of intercompany loans from GE Capital in the second quarter of 2020.

At September 30, 2020, total GE borrowings of $24,851 million comprised GE-issued borrowings of $20,125 million and intercompany loans from GE Capital to GE of $4,726 million as described above.

GE has provided a full and unconditional guarantee on the payment of the principal and interest on all tradable senior and subordinated outstanding long-term debt securities issued by GE Capital. This guarantee applied to $31,719 million and $34,683 million of GE Capital debt at September 30, 2020 and December 31, 2019, respectively.

Non-recourse borrowings of consolidated securitization entities included an insignificant amount and $1,569 million of current portion of long-term borrowings at September 30, 2020 and December 31, 2019, respectively. See Notes 4 and 18 for further information.

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

2020 3Q FORM 10-Q 55

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

September 30, 2020 (In millions)	Long-term care insurance contracts	Structured settlement annuities & life insurance contracts	Other contracts	Other adjustments(a)	Total
Future policy benefit reserves	$16,866	$9,294	$178	$7,404	$33,742
Claim reserves	4,364	270	1,079	—	5,713
Investment contracts	—	1,060	1,034	—	2,094
Unearned premiums and other	20	189	118	—	327
	21,250	10,813	2,409	7,404	41,876
Eliminations	—	—	(424)	—	(424)
Total	$21,250	$10,813	$1,985	$7,404	$41,452

December 31, 2019 (In millions)
Future policy benefit reserves	$16,755	$9,511	$183	$5,655	$32,104
Claim reserves	4,238	252	1,125	—	5,615
Investment contracts	—	1,136	1,055	—	2,191
Unearned premiums and other	30	196	96	—	322
	21,023	11,095	2,459	5,655	40,232
Eliminations	—	—	(406)	—	(406)
Total	$21,023	$11,095	$2,053	$5,655	$39,826
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

The increase in insurance liabilities and annuity benefits of $1,626 million from December 31, 2019 to September 30, 2020 is primarily due to an adjustment of $1,749 million resulting from an increase in unrealized gains on investment securities that would result in a premium deficiency should those gains be realized.

Claim reserves included incurred claims of $1,390 million and $1,410 million, of which insignificant amounts related to the recognition of adjustments to prior year claim reserves arising from our periodic reserve evaluation for the nine months ended September 30, 2020 and 2019, respectively. Paid claims were $1,328 million and $1,237 million in the nine months ended September 30, 2020 and 2019, respectively.

Reinsurance recoverables are recorded when we cede insurance risk to third parties but are not relieved from our primary obligation to policyholders and cedents. These amounts, net of allowances of $1,485 million and $1,355 million, are included in Other GE Capital receivables in our consolidated Statement of Financial Position and amounted to $2,486 million and $2,416 million at September 30, 2020 and December 31, 2019, respectively.

2020 Premium Deficiency Testing. We completed our annual premium deficiency testing in the aggregate across our run-off insurance portfolio in the third quarter of 2020. These procedures included updating experience studies since our last test completed in the third quarter of 2019, independent actuarial analysis and review of industry benchmarks. As we experienced a premium deficiency in 2019, our 2020 premium deficiency testing started with a zero margin and, accordingly, any net adverse development would result in a future premium deficiency. Using our most recent future policy benefit reserve assumptions, including changes to our assumptions related to morbidity, future premium rate increases and discount rate, the 2020 premium deficiency testing results indicated there was a positive margin of less than 2% of the recorded future policy benefit reserves, excluding Other adjustments, at September 30, 2020. As a result, the assumptions updated in connection with the premium deficiency recognized in 2019 remain locked-in and will remain so unless another premium deficiency occurs in the future.

56 2020 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The increase in the premium deficiency testing margin from our 2019 testing was primarily attributable to modestly favorable emerging morbidity experience in our long-term care insurance portfolio, primarily at the older attained ages, in the period since the 2017 reconstruction of our future claim cost projections ($412 million) and higher projected future premium rate increase approvals ($199 million), partially offset by a decline in the overall discount rate to a weighted average rate of 5.70% compared to 5.74% in 2019 ($218 million). This decline in the discount rate from 2019 to 2020 reflects a lower expected reinvestment rate, due to lower benchmark interest rates in the U.S, increasing to a lower expected long-term average investment yield over a longer period and slightly lower actual yields on our investment security portfolio, partially offset by increased allocations to higher yielding asset classes introduced with our 2018 strategic initiatives, which included a modest decline in expected yield compared to 2019 assumptions.

When results of the premium deficiency testing indicate overall reserves are sufficient, we are also required to assess whether additional future policy benefit reserves are required to be accrued over time in the future. Such an accrual would be required if profits are projected in earlier future periods followed by losses projected in later future years (i.e., profits followed by losses). When this pattern of profits followed by losses is projected, we would be required to accrue a liability in the expected profitable years by the amount necessary to offset projected losses in later future years. We noted our projections as of third quarter 2020 indicate the present value of projected earnings in each future year to be positive, and therefore, no further adjustments to our future policy benefit reserves were required at this time.

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

PRINCIPAL PENSION PLANS	Three months ended September 30		Nine months ended September 30
(In millions)	2020	2019	2020	2019
Service cost for benefits earned	$156	$154	$501	$472
Prior service cost amortization	36	34	110	101
Expected return on plan assets	(747)	(863)	(2,243)	(2,588)
Interest cost on benefit obligations	588	724	1,764	2,173
Net actuarial loss amortization	850	767	2,549	2,300
Curtailment/settlement loss (gain)	—	—	—	51
Benefit plans cost	$883	$816	$2,681	$2,509

Principal retiree benefit plans income was $31 million and $31 million for the three months ended September 30, 2020 and 2019, and $85 million and $122 million for the nine months ended September 30, 2020 and 2019, respectively, which includes a curtailment gain of $33 million in 2019 resulting from the Transportation transaction. Other pension plans cost were immaterial for the three months ended September 30, 2020 and 2019, and for the nine months ended September 30, 2020 and 2019.

We also have a defined contribution plan for eligible U.S. employees that provides discretionary contributions. Defined contribution plan costs were $71 million and $83 million for the three months ended September 30, 2020 and 2019, and $253 million and $274 million for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 14. INCOME TAXES. Our consolidated effective income tax rate was (25.7)% and 0.2% during the nine months ended September 30, 2020 and 2019, respectively. The negative rate in 2020 reflects a tax benefit on pre-tax income. The tax benefit for 2020 is primarily due to the lower tax rate on the sale of our BioPharma business and U.S. business credits. The low tax rate on the BioPharma sale reflects gain outside the U.S. taxed at lower than 21% and because we recorded $633 million of the tax associated with preparatory steps for the transaction in the fourth quarter of 2019. This was partially offset by the largely non-deductible goodwill impairment charges associated with our Additive business within our Aviation segment and our GECAS business within our Capital segment. The rate for 2019 benefited from favorable audit resolutions and U.S. business credits, partially offset by the cost of global activities, including the base erosion and global intangible low tax income provisions and from largely non-deductible goodwill impairment charges associated with our Hydro and Grid Solutions equipment and services business within our Renewable Energy segment.

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
2020 3Q FORM 10-Q 57

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15. SHAREHOLDERS’ EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	Three months ended September 30		Nine months ended September 30
(In millions)	2020	2019	2020	2019
Beginning balance	$47	$59	$61	$(39)
AOCI before reclasses – net of taxes of $0, $15, $7 and $30(a)	3	30	44	151
Reclasses from AOCI – net of taxes of $2, $(3), $(12) and $(9)	5	(12)	(50)	(35)
AOCI	9	18	(5)	116
Less AOCI attributable to noncontrolling interests	—	—	—	—
Investment securities AOCI ending balance	$55	$77	$55	$77

Beginning balance	$(4,743)	$(5,874)	$(4,818)	$(6,134)
AOCI before reclasses – net of taxes of $(59), $(12), $(39) and $27	55	(189)	(558)	(191)
Reclasses from AOCI – net of taxes of $0, $(5), $0 and $(9)(b)	—	951	691	1,234
AOCI	55	762	133	1,043
Less AOCI attributable to noncontrolling interests	—	(63)	3	(41)
Currency translation adjustments AOCI ending balance	$(4,689)	$(5,050)	$(4,689)	$(5,050)

Beginning balance	$(109)	$26	$49	$13
AOCI before reclasses – net of taxes of $62, $(4), $(7) and $(1)	62	(30)	(160)	(43)
Reclasses from AOCI – net of taxes of $(13), $6, $(5) and $7(b)	(38)	28	26	56
AOCI	24	(2)	(134)	13
Less AOCI attributable to noncontrolling interests	—	1	—	2
Cash flow hedges AOCI ending balance	$(86)	$24	$(86)	$24

Beginning balance	$(5,387)	$(7,063)	$(7,024)	$(8,254)
AOCI before reclasses – net of taxes of $(22), $1, $6 and $36	(87)	39	58	(72)
Reclasses from AOCI – net of taxes of $187, $170, $613 and $517(b)	695	616	2,190	1,910
AOCI	609	655	2,248	1,838
Less AOCI attributable to noncontrolling interests	—	4	3	(4)
Benefit plans AOCI ending balance	$(4,779)	$(6,412)	$(4,779)	$(6,412)

AOCI at September 30	$(9,498)	$(11,361)	$(9,498)	$(11,361)
(a) Included adjustments of $(420) million and $(877) million for the three months ended September 30, 2020 and 2019, respectively and $(1,382) million and $(2,888) million for the nine months ended September 30, 2020 and 2019, respectively, related to insurance liabilities and annuity benefits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment security gains been realized. See Note 12 for further information.
(b) The total reclassification from AOCI included $836 million, including currency translation of $688 million, net of taxes, for the nine months ended September 30, 2020, related to the sale of our BioPharma business within our Healthcare segment.

In 2016, we issued $5,694 million of GE Series D preferred stock, which are callable on January 21, 2021. In addition to Series D, $250 million of existing GE Series A, B and C preferred stock are also outstanding. The total carrying value of GE preferred stock at September 30, 2020 was $5,871 million and will increase to $5,944 million by the respective call dates through periodic accretion. See our Annual Report on Form 10-K for the year ended December 31, 2019 for further information.

Noncontrolling interests in equity of consolidated affiliates amounted to $1,524 million and $1,545 million at September 30, 2020 and December 31, 2019, respectively.

Redeemable noncontrolling interests, presented within All other liabilities in our consolidated Statement of Financial Position, include common shares issued by our affiliates that are redeemable at the option of the holder of those interests and amounted to $498 million and $439 million as of September 30, 2020 and December 31, 2019, respectively.

58 2020 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16. EARNINGS PER SHARE INFORMATION

Three months ended September 30	2020		2019
(Earnings for per-share calculation, in millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Earnings from continuing operations	$(1,109)	$(1,109)	$(1,283)	$(1,283)
Preferred stock dividends	(46)	(46)	(42)	(42)
Accretion of redeemable noncontrolling interests, net of tax(a)	(6)	(6)	—	—
Earnings from continuing operations attributable to common shareholders	(1,161)	(1,161)	(1,325)	(1,325)
Earnings (loss) from discontinued operations	(35)	(35)	(8,140)	(8,140)
Net earnings (loss) attributable to GE common shareholders	(1,196)	(1,196)	(9,465)	(9,465)

Shares of GE common stock outstanding	8,756	8,756	8,730	8,730
Employee compensation-related shares (including stock options)	—	—	—	—
Total average equivalent shares	8,756	8,756	8,730	8,730

Earnings per share from continuing operations	$(0.13)	$(0.13)	$(0.15)	$(0.15)
Earnings (loss) per share from discontinued operations	—	—	(0.93)	(0.93)
Net earnings (loss) per share	(0.14)	(0.14)	(1.08)	(1.08)

Potentially dilutive securities(b)	486		453

Nine months ended September 30	2020		2019
(Earnings for per-share calculation; in millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Earnings from continuing operations	$3,264	$3,264	$(438)	$(438)
Preferred stock dividends	(280)	(280)	(270)	(270)
Accretion of redeemable noncontrolling interests, net of tax(a)	(141)	(141)	—	—
Earnings from continuing operations attributable to common shareholders	2,843	2,843	(708)	(708)
Earnings (loss) from discontinued operations	(203)	(203)	(5,270)	(5,270)
Net earnings attributable to GE common shareholders	2,639	2,639	(5,977)	(5,977)

Shares of GE common stock outstanding	8,749	8,749	8,721	8,721
Employee compensation-related shares (including stock options)	6	—	—	—
Total average equivalent shares	8,755	8,749	8,721	8,721

Earnings from continuing operations	$0.32	$0.32	$(0.08)	$(0.08)
Loss from discontinued operations	(0.02)	(0.02)	(0.60)	(0.60)
Net earnings	0.30	0.30	(0.69)	(0.69)

Potentially dilutive securities(b)	454		462
(a) Represents accretion adjustment of redeemable noncontrolling interests in our Additive business within our Aviation segment.
(b) Outstanding stock awards not included in the computation of diluted earnings per share because their effect was antidilutive.

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of earnings per share pursuant to the two-class method. For the three months ended September 30, 2020 and 2019, as a result of the loss from continuing operations, losses were not allocated to the participating securities. For the nine months ended September 30, 2020, application of this treatment had an insignificant effect. For the nine months ended September 30, 2019, as a result of the loss from continuing operations, losses were not allocated to the participating securities.

NOTE 17. FINANCIAL INSTRUMENTS. The following table provides information about assets and liabilities not carried at fair value and excludes finance leases, equity securities without readily determinable fair value and non-financial assets and liabilities. Substantially all of these assets are considered to be Level 3 and the vast majority of our liabilities’ fair value are considered Level 2.

		September 30, 2020		December 31, 2019
(In millions)		Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value
Assets	Loans and other receivables	$3,895	$4,014	$4,113	$4,208
Liabilities	Borrowings (Note 11)	79,463	83,122	90,882	97,754
	Investment contracts (Note 12)	2,094	2,575	2,191	2,588

The lower fair value in relation to carrying value for borrowings at September 30, 2020 compared to December 31, 2019 was driven primarily by widening GE credit spreads, partially offset by a decline in market interest rates. Unlike the carrying amount, estimated fair value of borrowings included $978 million and $1,106 million of accrued interest at September 30, 2020 and December 31, 2019, respectively.

2020 3Q FORM 10-Q 59

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the above disclosures; such items include cash and equivalents, investment securities and derivative financial instruments.

DERIVATIVES AND HEDGING. Our policy requires that derivatives are used solely for managing risks and not for speculative purposes. Total gross notional was $92,529 million ($44,010 million in GE Capital and $48,519 million in GE) and $98,018 million ($55,704 million in GE Capital and $42,314 million in GE) at September 30, 2020 and December 31, 2019, respectively. GE Capital notional relates primarily to managing interest rate and currency risk between financial assets and liabilities, and GE notional relates primarily to managing currency risk.

FAIR VALUE OF DERIVATIVES	September 30, 2020			December 31, 2019
(In millions)	Gross Notional	All other assets	All other liabilities	Gross Notional	All other assets	All other liabilities
Interest rate contracts	$20,974	$2,019	$8	$23,918	$1,636	$11
Currency exchange contracts	6,968	73	113	7,044	99	46
Derivatives accounted for as hedges	$27,942	$2,091	$121	$30,961	$1,734	$57

Interest rate contracts	$446	$6	$7	$3,185	$18	$12
Currency exchange contracts	62,340	877	1,107	62,165	697	744
Other contracts	1,801	187	30	1,706	123	40
Derivatives not accounted for as hedges	$64,586	$1,070	$1,144	$67,056	$838	$796

Gross derivatives	$92,529	$3,162	$1,265	$98,018	$2,572	$853

Netting and credit adjustments		$(740)	$(745)		$(546)	$(546)
Cash collateral adjustments		(1,934)	(133)		(1,286)	(105)
Net derivatives recognized in statement of financial position		$488	$387		$740	$202

Net accrued interest		$74	$1		$182	$1
Securities held as collateral		(2)	—		(469)	—
Net amount		$560	$388		$452	$203

It is standard market practice to post or receive cash collateral with our derivative counterparties in order to minimize counterparty exposure. Included in GE Capital cash, cash equivalents and restricted cash was total net cash collateral received on derivatives of $3,603 million (comprising $4,620 million received and $1,017 million posted) at September 30, 2020, and $1,584 million (comprising $2,294 million received and $710 million posted) at December 31, 2019. Of these amounts, $2,595 million and $902 million at September 30, 2020 and December 31, 2019, respectively, were received on interest rate derivatives traded through clearing houses, which are recorded as a reduction of derivative assets and net accrued interest.

Also included in total net cash collateral received are amounts presented as cash collateral adjustments in the table above, as well as excess net cash collateral posted of $792 million (comprising $90 million received and $882 million posted) at September 30, 2020, and $499 million (comprising $104 million received and $603 million posted) at December 31, 2019, which are excluded from cash collateral adjustments in the table above.

Securities held as collateral excluded excess collateral received of zero and $27 million at September 30, 2020 and December 31, 2019, respectively. In the third quarter of 2020, one of our counterparties converted its collateral from securities to cash, which is in line with our other derivative counterparties.

Fair value of derivatives in our consolidated Statement of Financial Position excludes accrued interest.

FAIR VALUE HEDGES. We use derivatives to hedge the effects of interest rate and currency exchange rate changes on our borrowings. At September 30, 2020, the cumulative amount of hedging adjustments of $6,203 million (including $2,346 million on discontinued hedging relationships) was included in the carrying amount of the hedged liability of $33,434 million. At September 30, 2019, the cumulative amount of hedging adjustments of $5,118 million (including $2,484 million on discontinued hedging relationships) was included in the carrying amount of the hedged liability of $44,558 million. The cumulative amount of hedging adjustments was primarily recorded in long-term borrowings.

CASH FLOW HEDGES. Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction occurs. The gain (loss) recognized in AOCI was $121 million and $(21) million for the three months ended September 30, 2020 and 2019, respectively, and $(139) million and $(24) million for the nine months ended September 30, 2020 and 2019, respectively. These amounts were primarily related to currency exchange and interest rate contracts.

The total amount in AOCI related to cash flow hedges of forecasted transactions was a $48 million loss at September 30, 2020. We expect to reclassify $39 million of loss to earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. For all periods presented we recognized an immaterial amount related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At September 30, 2020 and 2019, the maximum term of derivative instruments that hedge forecasted transactions was 15 years and 13 years, respectively.
60 2020 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The total gain (loss) recognized in AOCI on hedging instruments for the three months ended September 30, 2020 and 2019 was $(529) million and $213 million, and for the nine months ended September 30, 2020 and 2019 was $(461) million and $231 million, respectively, predominantly from foreign currency debt. For all periods presented we recognized an immaterial amount excluded from assessment and recognized in earnings.

The carrying value of foreign currency debt designated as net investment hedges was $8,175 million and $9,119 million at September 30, 2020 and 2019, respectively. The total reclassified from AOCI into earnings was zero and $338 million for the three months ended September 30, 2020 and 2019, respectively. The total reclassified from AOCI into earnings was zero and $344 million for the nine months ended September 30, 2020 and 2019, respectively.

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
The table below presents the effect of our derivative financial instruments in the consolidated Statement of Earnings (Loss):

	Three months ended September 30, 2020					Three months ended September 30, 2019
(In millions)	Revenues	Cost of sales	Interest Expense	SG&A	Other Income	Revenues	Cost of sales	Interest Expense	SG&A	Other Income
Total amounts presented in the consolidated Statement of Earnings (Loss)	$19,417	$15,275	$745	$3,227	$(517)	$23,360	$17,328	$1,279	$3,293	$158

Total effect of cash flow hedges	$68	$(14)	$(9)	$6	$—	$(24)	$(1)	$(8)	$(2)	$—

Hedged items			$311					$(1,000)
Derivatives designated as hedging instruments			(330)					1,011
Total effect of fair value hedges			$(19)					$10

Interest rate contracts	$—	$—	$(3)	$—	$—	$(7)	$—	$(10)	$—	$—
Currency exchange contracts	174	10	—	(130)	35	(165)	(8)	—	60	(28)
Other	—	—	—	48	50	(1)	—	—	—	9
Total effect of derivatives not designated as hedges	$174	$10	$(3)	$(81)	$85	$(172)	$(8)	$(11)	$60	$(18)

	Nine months ended September 30, 2020					Nine months ended September 30, 2019
(In millions)	Revenues	Cost of sales	Interest Expense	SG&A	Other Income	Revenues	Cost of sales	Interest Expense	SG&A	Other Income
Total amounts presented in the consolidated Statement of Earnings (Loss)	$57,690	$46,054	$2,536	$9,371	$8,430	$68,976	$50,949	$3,272	$10,120	$1,170

Total effect of cash flow hedges	$62	$(52)	$(31)	$1	$—	$(18)	$(14)	$(27)	$(3)	$—

Hedged items			$(2,290)					$(2,186)
Derivatives designated as hedging instruments			2,290					2,172
Total effect of fair value hedges			$—					$(14)

Interest rate contracts	$(35)	$—	$(16)	$—	$—	$(25)	$—	$(40)	$—	$—
Currency exchange contracts	(443)	39	—	29	14	(208)	(29)	—	(2)	(52)
Other	—	—	—	(15)	39	(1)	—	123	—	10
Total effect of derivatives not designated as hedges	$(478)	$39	$(16)	$14	$53	$(234)	$(29)	$83	$(2)	$(42)

The gain (loss) of amount excluded for cash flow hedges was $8 million and zero for the three months ended September 30, 2020 and 2019, respectively, and $30 million and zero for the nine months ended September 30, 2020 and 2019, respectively. This amount is recognized primarily in Revenues in our consolidated Statement of Earnings (Loss).

2020 3Q FORM 10-Q 61

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
COUNTERPARTY CREDIT RISK. We manage the risk that counterparties will default and not make payments to us according to the terms of our agreements on an individual counterparty basis. Where we have agreed to netting of derivative exposures with a counterparty, we net our exposures with that counterparty and apply the value of collateral posted to us to determine the exposure. We actively monitor these net exposures against defined limits and take appropriate actions in response, including requiring additional collateral. Our exposures to counterparties (including accrued interest), net of collateral we held, was $440 million and $368 million at September 30, 2020 and December 31, 2019, respectively. Counterparties' exposures to our derivative liability (including accrued interest), net of collateral posted by us, was $332 million and $159 million at September 30, 2020 and December 31, 2019, respectively.

NOTE 18. VARIABLE INTEREST ENTITIES. In addition to the three VIEs detailed in Note 4, in our consolidated Statement of Financial Position, we have assets of $2,268 million and $2,134 million and liabilities of $1,196 million and $1,233 million at September 30, 2020 and December 31, 2019, respectively, from other consolidated VIEs. These entities were created to help our customers facilitate or finance the purchase of GE goods and services. These entities have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities. Substantially all the assets of our consolidated VIEs at September 30, 2020 can only be used to settle the liabilities of those VIEs.

Our investments in unconsolidated VIEs were $2,291 million and $1,937 million at September 30, 2020, and December 31, 2019, respectively. These investments are primarily owned by GE Capital businesses, $421 million and $621 million of which were owned by Energy Financial Services, comprising equity method investments, and $1,469 million and $896 million of which were owned by our run-off insurance operations, primarily comprising investment securities at September 30, 2020 and December 31, 2019, respectively. The increase in investments in unconsolidated VIEs in our run-off insurance operations reflects implementation of our revised reinvestment plan, which incorporates the introduction of strategic initiatives to invest in higher-yielding asset classes. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 19.

NOTE 19. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. The GECAS business within the Capital segment has placed multiple-year orders for various Boeing, Airbus and other aircraft manufacturers with list prices approximating $27,455 million (including 295 new aircraft with estimated delivery dates of 5% in 2020, 25% in 2021 and 70% in 2022 through 2026) and secondary orders with airlines for used aircraft approximating $2,301 million (including 53 used aircraft with estimated delivery dates of 17% in 2020, 60% in 2021 and 23% in 2022 through 2023) at September 30, 2020. When we purchase aircraft, it is at a contractual price, which is usually less than the aircraft manufacturer’s list price and excludes any pre-delivery payments made in advance. As of September 30, 2020, we have made $3,596 million of pre-delivery payments to aircraft manufacturers.

During 2020, GECAS agreed with Boeing to restructure its 737 MAX orderbook including previously canceled positions, resulting in 77 orders now remaining.

GE Capital had total investment commitments of $2,628 million at September 30, 2020. The commitments primarily comprise project financing investments in thermal and wind energy projects of $1,190 million and investments by our run-off insurance operations in investment securities and other assets of $1,411 million, included within these commitments are obligations to make additional investments in unconsolidated VIEs of $334 million and $1,171 million, respectively. See Note 18 for further information.

As of September 30, 2020, in our Aviation segment, we have committed to provide financing assistance of $1,977 million for future customer acquisitions of aircraft equipped with our engines.

GUARANTEES. Credit Support and Indemnification Agreements - Continuing Operations. For further information on credit support and indemnification agreements for continuing operations, see our Annual Report on Form 10-K for the year ended December 31, 2019.

Indemnification agreements - Discontinued Operations. At September 30, 2020, we have provided specific indemnities to buyers of GE Capital's assets that, in the aggregate, represent a maximum potential claim of $648 million with related reserves of $103 million.

PRODUCT WARRANTIES. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $2,022 million and $2,165 million at September 30, 2020 and December 31, 2019, respectively.

62 2020 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LEGAL MATTERS. The following information supplements and amends the discussion of Legal Matters in Note 23 in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Note 19 in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020; refer to those discussions for information about previously reported legal matters that are not updated below. In the normal course of our business, we are involved from time to time in various arbitrations, class actions, commercial litigation, investigations and other legal, regulatory or governmental actions, including the significant matters described below that could have a material impact on our results of operations. In many proceedings, including the specific matters described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated.

Alstom legacy matters. In November 2015, we acquired the Thermal, Renewables and Grid businesses from Alstom. Prior to the acquisition, the seller was the subject of two significant cases involving anti-competitive activities and improper payments: (1) in January 2007, Alstom was fined €65 million by the European Commission for participating in a gas insulated switchgear cartel that operated from 1988 to 2004 (that fine was later reduced to €59 million), and (2) in December 2014, Alstom pled guilty in the United States to multiple violations of the Foreign Corrupt Practices Act and paid a criminal penalty of $772 million. As part of GE’s accounting for the acquisition, we established a reserve amounting to $858 million for legal and compliance matters related to the legacy business practices that were the subject of these and related cases in various jurisdictions, including the previously reported legal proceedings in Slovenia that are described below. The reserve balance was $863 million and $875 million at September 30, 2020 and December 31, 2019, respectively.

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

In connection with alleged improper payments by Alstom relating to contracts won in 2006 and 2008 for work on a state-owned power plant in Šoštanj, Slovenia, the power plant owner in January 2017 filed an arbitration claim for damages of approximately $430 million before the International Chamber of Commerce Court of Arbitration in Vienna, Austria. In February 2017, a government investigation in Slovenia of the same underlying conduct proceeded to an investigative phase overseen by a judge of the Celje District Court. In September 2020, the relevant Alstom legacy entity was served with an indictment, which we have anticipated as we are working with the parties to resolve these matters.

Shareholder and related lawsuits. Since February 2018, as previously reported, multiple shareholder derivative lawsuits have been filed against current and former GE executive officers and members of GE's Board of Directors and GE (as nominal defendant). In July 2020, a new shareholder derivative lawsuit (the Lindsey case) was filed in New York state court against former GE executive officers and GE (as nominal defendant). The lawsuit alleges breaches of fiduciary duties, based on alleged misstatements regarding accounting practices, and the plaintiff seeks unspecified damages and improvements in GE’s corporate governance and internal procedures. The case has been stayed by agreement of the parties.

As previously reported by Baker Hughes, in March 2019, two derivative lawsuits were filed in the Delaware Court of Chancery naming as defendants GE, directors of Baker Hughes (including former members of GE’s Board of Directors and current and former GE executive officers) and Baker Hughes (as nominal defendant), and the court issued an order consolidating these two actions (the Schippnick case). The complaint as amended in May 2019 alleges, among other things, that GE and the Baker Hughes directors breached their fiduciary duties and that GE was unjustly enriched by entering into transactions and agreements related to GE's sales of approximately 12% of its ownership interest in Baker Hughes in November 2018. The complaint seeks declaratory relief, disgorgement of profits, an award of damages, pre- and post-judgment interest and attorneys’ fees and costs. In May 2019, the plaintiffs voluntarily dismissed their claims against the directors who were members of the Baker Hughes Conflicts Committee and a former Baker Hughes director. In October 2019, the Court denied the remaining defendants’ motions to dismiss, except with respect to the unjust enrichment claim against GE, which has been dismissed. In November 2019, the defendants filed their answer to the complaint, and a special litigation committee of the Baker Hughes Board of Directors moved for an order staying all proceedings in this action pending completion of the committee's investigation of the allegations and claims asserted in the complaint. In October 2020, the special litigation committee filed a report with the Court recommending that the derivative action be terminated.
2020 3Q FORM 10-Q 63

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEC investigation. As previously reported, the staff of the U.S. Securities and Exchange Commission (SEC) has notified GE that they are conducting an investigation of GE’s legacy revenue recognition practices and internal controls over financial reporting related to long-term service agreements. Following GE’s investor update in January 2018 about the increase in future policy benefit reserves for GE Capital’s run-off insurance operations, the SEC staff expanded the scope of its investigation to encompass the reserve increase and the process leading to the reserve increase. Following GE’s announcement in October 2018 about the expected non-cash goodwill impairment charge related to GE’s Power business, the SEC staff expanded the scope of its investigation to include that charge as well. We are providing documents and other information requested by the SEC staff, and we are cooperating with the ongoing investigation.

We reported in a Form 8-K filing on October 6, 2020 that the SEC staff issued a “Wells notice” advising GE that the staff is considering recommending to the commissioners that the SEC bring a civil action against GE for possible violations of the securities laws. GE has been informed that the issues the SEC staff may recommend that the SEC pursue relate to the historical premium deficiency testing for GE Capital’s run-off insurance operations, as well as GE’s disclosures relating to such run-off insurance operations. The staff has not made a preliminary decision whether to recommend any action with respect to the matters other than GE Capital's run-off insurance operations that are under investigation. The Wells notice is neither a formal allegation nor a finding of wrongdoing. GE disagrees with the SEC staff with respect to this recommendation and is responding through the Wells notice process.

We have recorded a reserve of $100 million as of September 30, 2020 related to the SEC investigation in its entirety, encompassing all matters that are under investigation. We are also exploring whether an appropriate settlement can be reached to fully resolve all matters that are under investigation. In the event that an appropriate settlement cannot be reached, we believe the SEC staff is likely to recommend that the commissioners authorize a civil action against GE with respect to issues involving GE Capital’s run-off insurance operations, as those issues are farthest along in the SEC staff's investigation and have already been the subject of a Wells notice. That civil action could seek an injunction against future violations of provisions of the federal securities laws, the imposition of civil monetary penalties, and other relief within the SEC’s authority. In the event that such an action is brought, GE believes it would have strong defenses to the proposed charges and would vigorously defend the case. The results of the SEC investigation (including the continued investigation of matters other than the run-off insurance operations if an appropriate settlement cannot be reached), the Wells notice, and any enforcement action are unknown at this time, and it is possible that the ultimate amount of GE's liability could be higher than our current reserve.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS. For further information, see our Annual Report on Form 10-K for the year ended December 31, 2019.

NOTE 20. INTERCOMPANY TRANSACTIONS. Presented below is a walk of intercompany eliminations from the combined GE and GE Capital totals to the consolidated cash flows.

	Nine months ended September 30
(In millions)	2020	2019
Combined GE and GE Capital cash from (used for) operating activities - continuing operations	$(822)	$1,311
GE current receivables sold to GE Capital(a)	(1,361)	508
GE long-term receivables sold to GE Capital(b)	210	340
Supply chain finance programs(c)	1,853	1,062
Other reclassifications and eliminations	8	201
Consolidated cash from (used for) operating activities - continuing operations	$(112)	$3,423

Combined GE and GE Capital cash from (used for) investing activities - continuing operations	$26,819	$9,680
GE current receivables sold to GE Capital	1,086	(1,167)
GE long-term receivables sold to GE Capital(b)	(210)	(340)
Supply chain finance programs(c)	(1,853)	(1,062)
GE Capital long-term loans to GE	(7,500)	(480)
Capital contribution from GE to GE Capital	—	1,500
Other reclassifications and eliminations	(446)	(1,043)
Consolidated cash from (used for) investing activities - continuing operations	$17,895	$7,087

Combined GE and GE Capital cash from (used for) financing activities - continuing operations	$(23,252)	$(14,201)
GE current receivables sold to GE Capital	276	659
GE Capital long-term loans to GE	7,500	480
Capital contribution from GE to GE Capital	—	(1,500)
Other reclassifications and eliminations	438	842
Consolidated cash from (used for) financing activities - continuing operations	$(15,038)	$(13,721)
(a)Included the elimination of $11,335 million payments to GE for current receivables purchased and retained by GE Capital and the related reclassification to CFOA of $9,974 million due to GE Capital collections and other activity in our consolidated statement of cash flows for the nine months ended September 30, 2020. Included the elimination of $11,038 million payments and the reclassification to CFOA of $11,546 million collections and other activity for the nine months ended September 30, 2019.
(b)Primarily included the reclassification of long-term receivables purchased and retained by GE Capital to current receivables.
(c)Represents the elimination of net payments from GE to GE Capital related to the funded participation in a supply chain finance program with GE Capital. The reduction of the GE liability associated with this program is primarily as a result of GE Capital's sale of the program platform to MUFG Union Bank, N.A. (MUFG) in 2019.
64 2020 3Q FORM 10-Q

FINANCIAL STATEMENTS	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash payments received on the Receivable facility deferred purchase price are reflected as Cash from investing activities in the GE Capital and Consolidated columns of our consolidated Statement of Cash Flows. Sales of customer receivables from GE to GE Capital are classified as Cash from operating activities in the GE column of our Statement of Cash Flows. See Note 4 for further information.

NOTE 21. BAKER HUGHES SUMMARIZED FINANCIAL INFORMATION. We account for our remaining interest in Baker Hughes (comprising 377.4 million shares and a promissory note receivable) at fair value. At September 30, 2020, the fair value of our interest in Baker Hughes was $5,102 million. We recognized a net pre-tax unrealized loss of $748 million ($618 million after-tax) and a pre-tax unrealized loss of $4,613 million ($3,679 million after-tax) for the three and nine months ended September 30, 2020, respectively, based on a share price of $13.29. These losses were recorded net of a $45 million derivative gain associated with a forward sale of up to approximately 28 million Baker Hughes shares pursuant to our previously announced program to monetize our Baker Hughes position. In October 2020, we completed this initial forward sale and received proceeds of $417 million. We recognized a pre-tax unrealized loss of $125 million ($98 million after-tax) for the three and nine months ended September 30, 2019. See Notes 2 and 3 for further information.

Summarized financial information of Baker Hughes is as follows.

	Three months ended September 30		Nine months ended September 30
(In millions)	2020	2019(a)	2020	2019(a)
Revenues	$5,049	$1,404	$15,210	$1,404
Gross Profit	757	263	2,190	263
Net income (loss)	(270)	25	(16,712)	25
Net income (loss) attributable to the entity	(170)	12	(10,592)	12
(a) Financial information is from September 16, 2019 (date of deconsolidation) to September 30, 2019.

Baker Hughes is a SEC registrant with separate filing requirements, and its financial information can be obtained from www.sec.gov or www.bakerhughes.com.

NOTE 22. OTHER INCOME

	Three months ended September 30		Nine months ended September 30
(In millions)	2020	2019	2020	2019
Purchases and sales of business interests(a)	$21	$46	$12,445	$260
Licensing and royalty income	44	56	117	176
Associated companies	(78)	42	(9)	163
Net interest and investment income(b)	(582)	(29)	(4,259)	131
Other items	86	37	187	447
GE	$(509)	$153	$8,481	$1,177
Eliminations	(8)	5	(50)	(7)
Total	$(517)	$158	$8,430	$1,170
(a)Included a pre-tax gain of $12,362 million on the sale of BioPharma for the nine months ended September 30, 2020. Included a pre-tax gain of $224 million on the sale of ServiceMax for the nine months ended September 30, 2019. See Note 2 for further information.
(b)Included a net pre-tax unrealized loss of $748 million and a pre-tax unrealized loss of $4,613 million for the three and nine months ended September 30, 2020, respectively, related to our interest in Baker Hughes in 2020. Included a pre-tax unrealized loss of $125 million for the three and nine months ended September 30, 2019, related to our interest in Baker Hughes in 2019. See Notes 3 and 21 for further information.

2020 3Q FORM 10-Q 65

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

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:
•the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic, of businesses’ and governments’ responses to the pandemic and of individual factors such as aviation passenger confidence on our operations and personnel, and on commercial activity and demand across our and our customers’ businesses, and on global supply chains;
•our inability to predict the extent to which the COVID-19 pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position, the prices of our securities and the achievement of our strategic objectives;
•changes in macroeconomic and market conditions and market volatility (including developments and volatility arising from the COVID-19 pandemic), including interest rates, the value of securities and other financial assets (including our equity ownership position in Baker Hughes), oil, natural gas and other commodity prices and exchange rates, and the impact of such changes and volatility on our financial position and businesses;
•our de-leveraging and capital allocation plans, including with respect to actions to reduce our indebtedness, the timing and amount of GE dividends, organic investments, and other priorities;
•further downgrades of our current short- and long-term credit ratings or ratings outlooks, or changes in rating application or methodology, and the related impact on our liquidity, funding profile, costs and competitive position;
•GE’s liquidity and the amount and timing of our GE Industrial cash flows and earnings, which may be impacted by customer, supplier, competitive, contractual and other dynamics and conditions;
•GE Capital's capital and liquidity needs, including in connection with GE Capital’s run-off insurance operations and discontinued operations, the amount and timing of required capital contributions to the insurance operations and any strategic actions that we may pursue; the impact of conditions in the financial and credit markets on GE Capital's ability to sell financial assets; the availability and cost of funding; and GE Capital's exposure to particular counterparties and markets, including through GECAS to the aviation sector and adverse impacts related to COVID-19;
•our success in executing and completing asset dispositions or other transactions, including our plan to exit our equity ownership position in Baker Hughes, the timing of closing for such transactions and the expected proceeds and benefits to GE;
•global economic trends, competition and geopolitical risks, including changes in the rates of investment or economic growth in key markets we serve, or an escalation of sanctions, tariffs or other trade tensions between the U.S. and China or other countries, and related impacts on our businesses' global supply chains and strategies;
•market developments or customer actions that may affect levels of demand and the financial performance of the major industries and customers we serve, such as secular, cyclical and competitive pressures in our Power business, pricing and other pressures in the renewable energy market, levels of demand for air travel and other customer dynamics such as early aircraft retirements, conditions in key geographic markets and other shifts in the competitive landscape for our products and services;
•operational execution by our businesses, including our ability to improve the operations and execution of our Power and Renewable Energy businesses, and the performance of our Aviation business;
•changes in law, regulation or policy that may affect our businesses, such as trade policy and tariffs, regulation related to climate change, and the effects of U.S. tax reform and other tax law changes;
•our decisions about investments in new products, services and platforms, and our ability to launch new products in a cost-effective manner;
•our ability to increase margins through implementation of operational changes, restructuring and other cost reduction measures;
•the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of Alstom, SEC and other investigative and legal proceedings;
•the impact of actual or potential failures of our products or third-party products with which our products are integrated, such as the fleet grounding of the Boeing 737 MAX, and the timing of its return to service and return to delivery, and related reputational effects;
•the impact of potential information technology, cybersecurity or data security breaches; and
•the other factors that are described in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, as such descriptions may be updated or amended in any future reports we file with the SEC.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.
66 2020 3Q FORM 10-Q

OTHER ITEMS
EXHIBITS

Exhibit 10(a)
Amendment No. 1, effective August 18, 2020, to the Employment Agreement between H. Lawrence Culp, Jr. and General Electric Company, effective October 1, 2018 (Incorporated by reference to Exhibit 10.1 to General Electric Company’s Current Report on Form 8-K, dated August 20, 2020 (Commission file number 001-00035)).

Exhibit 10(b)
Performance Share Grant Agreement for H. Lawrence Culp, Jr., dated August 18, 2020 (Incorporated by reference to Exhibit 10.2 to General Electric Company’s Current Report on Form 8-K, dated August 20, 2020 (Commission file number 001-00035)).

Exhibit 10(c)	Amendment, dated August 18, 2020, to the GE 2007 Long-Term Incentive Plan (as amended and restated April 26, 2017, and as further amended and restated February 15, 2019).
Exhibit 10(d)	Amendment No. 1, effective September 2, 2020, to the Employment Agreement between Carolina Dybeck Happe and General Electric Company, effective November 24, 2019.
Exhibit 10(e)	Performance Stock Unit Grant Agreement for Carolina Dybeck Happe, dated September 3, 2020.
Exhibit 11	Computation of Per Share Earnings. Data is provided in Note 16 of this Report.
Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350
Exhibit 101
The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three and nine months ended September 30, 2020 and 2019, (ii) Statement of Financial Position at September 30, 2020 and December 31, 2019, (iii) Statement of Cash Flows for the nine months ended September 30, 2020 and 2019, (iv) Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019, (v) Statement of Changes in Shareholders' Equity for the three and nine months ended September 30, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

FORM 10-Q CROSS REFERENCE INDEX

Item Number		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	36-65
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3-35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22-23, 60-62
Item 4.	Controls and Procedures	35
Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	63-64
Item 1A.	Risk Factors	Not applicable(a)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	67
Signatures		67
(a) There have been no material changes to our risk factors since June 30, 2020. For a discussion of our risk factors, refer to our Annual Report on Form 10-K for the year ended December 31, 2019, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 28, 2020	/s/ Thomas S. Timko
Date	Thomas S. Timko Vice President, Chief Accounting Officer and Controller Principal Accounting Officer
2020 3Q FORM 10-Q 67